Form 10-K
period 2004-12-31
Macquarie Infrastructure CO LLC; Macquarie Infrastructure CO Trust
filed 2005-03-24
CIK 1289790, 1289788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 001-32385

Macquarie Infrastructure Company Trust

(Exact name of registrant as specified in its charter)

Delaware	20-6196808
(Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Commission File Number: 001-32384

Macquarie Infrastructure Company LLC

(Exact name of registrant as specified in its charter)

Delaware	43-2052503
(Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Fifth Avenue, 21st Floor	10020
New York, New York	(Zip Code)
(Address of principal executive offices)

(212) 548-6538
(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

Shares representing beneficial interests in Macquarie Infrastructure Company Trust (“trust stock”)	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: None

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes☑ No☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrants are collectively an accelerated filer (as defined in Rule 12b-2 of the Act). Yes☐ No☑

     The registrants completed an initial public offering on December 21, 2004 and as a result, as of June 30, 2004, all 100 outstanding shares of trust stock were held by the trust’s then parent company, an affiliate. The aggregate market value of the outstanding shares of trust stock held by non-affiliates of Macquarie Infrastructure Company Trust at December 31, 2004 was $717,760,472 based on the closing price on the New York Stock Exchange on that date. This calculation does not reflect a determination that persons are affiliates for any other purposes.

     There were 26,610,100 shares of Trust Stock without par value outstanding at March 15, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

     The definitive proxy statement relating to Macquarie Infrastructure Company Trust’s Annual Meeting of Shareholders, to be held May 25, 2005, is incorporated by reference in Part III to the extent described therein.

FORWARD-LOOKING STATEMENTS

     We have included or incorporated by reference into this report, and from time to time may make in our public filings, press releases or other public statements, certain statements including without limitation those under “Risk Factors” in Part I, Item 1A, “Legal Proceedings” in Part I, Item 3, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, and “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, that may constitute forward-looking statements. In addition, our management may make forward-looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts and represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” or “may” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements.

     In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual result to differ materially from those contained in any forward-looking statements made by us. Any such forward-looking statements are qualified by reference to the following cautionary statements.

     Forward-looking statements in this report are subject to a number of risks and uncertainties, some of which are beyond our control, including, among other things:

•	our ability to successfully operate the businesses on a combined basis, and to effectively integrate any future acquisitions;

•	our ability to remove our Manager for underperformance and our Manager’s right to resign;

•	our holding company structure, which may limit our ability to meet our dividend policy;

•	our ability to service, comply with the terms of and refinance at maturity our substantial indebtedness;

•	decisions made by persons who control the businesses in which we hold less than majority control, including decisions regarding dividend policies;

•	our ability to make and finance future acquisitions;

•	our ability to implement our operating and internal growth strategies;

•	the regulatory environment in which our businesses and the businesses in which we hold investments operate, rates implemented by regulators of our businesses and the businesses in which we hold investments, including the U.K. government agency, The Office of Water Services, or Ofwat, and our relationships and rights under concessions and contracts with the governmental agencies and authorities;

•	changes in patterns of commercial or general aviation air travel, or automobile usage, including the effects of changes in airplane fuel and gas prices, and seasonal variations in customer demand for our businesses;

•	foreign exchange fluctuations;

•	changes in general economic or business conditions or economic or demographic trends in the United States and other countries in which we have a presence, including changes in interest rates and inflation;

•	environmental risks pertaining to our initial businesses and the businesses in which we hold initial investments;

•	our ability to retain or replace qualified employees;

•	changes in the current treatment of qualified dividend income and long-term capital gains under current U.S. federal income tax law;

•	costs and effects of legal and administrative proceedings, settlements, investigations and claims; and

•	extraordinary or force majeure events affecting the facilities of our businesses and the businesses in which we hold investments.

     Our actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. A description of known risks that could cause our actual results to differ appears under the caption “Risk Factors” in Part I, Item 1A and elsewhere in this report. Additional risks of which we are not currently aware could also cause our actual results to differ.

     In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward-looking statements. The forward-looking events discussed in this report may not occur. These forward-looking statements are made as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should, however, consult further disclosures we may make in future filings with the Securities and Exchange Commission, or the SEC.

Exchange Rates

     For the purposes of this report, to the extent we have converted foreign currency amounts into U.S. dollars, we have used the Federal Reserve Bank noon buying rate at December 31, 2004 for our financial information and the Federal Reserve Bank noon buying rate at February 28, 2005 for all other information. At December 31, 2004, the noon buying rate of the Australian dollar was $0.7805 and the noon buying rate of the Pound Sterling was $1.9160. At February 28, 2005, the noon buying rate of the Australian dollar was $0.7940 and the noon buying rate of the Pound Sterling was $1.9249. The table below sets forth the high, low and average exchange rates for the Australian dollar and the Pound Sterling for the years indicated:

	U.S. Dollar/Australian Dollar			U.S. Dollar/Pound Sterling
Time Period	High	Low	Average	High	Low	Average
2000	1.9164	1.5244	1.7197	0.7014	0.6096	0.6598
2001	1.9936	1.8012	1.9346	0.7133	0.6769	0.6946
2002	1.9501	1.7600	1.8392	0.7029	0.6304	0.6656
2003	1.7156	1.3530	1.5337	0.6354	0.5709	0.6120
2004	1.4119	1.2962	1.3644	0.5599	0.5277	0.5479

Australian banking regulations that govern the operations of Macquarie Bank Limited and all of its subsidiaries, including our Manager, require the following statements: Investments in Macquarie Infrastructure Company Trust are not deposits with or other liabilities of Macquarie Bank Limited or of any Macquarie Group company and are subject to investment risk, including possible delays in repayment and loss of income and principal invested. Neither Macquarie Bank Limited nor any other member company of the Macquarie Group guarantees the performance of Macquarie Infrastructure Company Trust or the repayment of capital from Macquarie Infrastructure Company Trust.

Part I

Item 1. Business

     Macquarie Infrastructure Company Trust, a Delaware statutory trust which we refer to as the trust, owns its businesses and investments through Macquarie Infrastructure Company LLC, a Delaware limited liability company which we refer to as the company. Except as otherwise specified, “Macquarie Infrastructure Company,” “we,” “us,” and “our” refer to both the trust and the company and its subsidiaries together. The company owns the businesses located in the United States through a Delaware corporation, Macquarie Infrastructure Company Inc., or MIC Inc., and those located outside of the United States through Delaware limited liability companies. Macquarie Infrastructure Management (USA) Inc., which we refer to as our Manager, is part of the Macquarie Group of companies, which we refer to as the Macquarie Group, which comprises Macquarie Bank Limited and its subsidiaries and affiliates worldwide.

GENERAL

     The trust and the company were each formed on April 13, 2004. On December 21, 2004, we completed our initial public offering and concurrent private placement of shares of trust stock representing beneficial interests in the trust. Each share of trust stock corresponds to one LLC interest of the company. We used the majority of the proceeds of the offering and private placement to acquire our businesses and investments and to pay related expenses.

     We own, operate and invest in a diversified group of infrastructure businesses in the United States and other developed countries. We offer investors an opportunity to participate directly in the ownership of infrastructure businesses, which traditionally have been owned by governments or private investors, or have formed part of vertically integrated companies. Our businesses consist of the following:

•	an airport services business conducted through Atlantic and AvPorts;

•	an airport parking business, conducted through Macquarie Parking;

•	a district energy business, conducted through Thermal Chicago and a 75% controlling interest in Northwind Aladdin; and

•	a toll road business, through our 50% ownership of the company that operates Yorkshire Link, a 19-mile highway in the United Kingdom.

     Our investments consist of:

•	a 17.5% interest in the holding company that owns South East Water, or SEW, a regulated water utility in southeastern England; and

•	approximately 4.3% of Macquarie Communications Infrastructure Group, or MCG, a communications infrastructure fund managed by an affiliate of our Manager.

Our Manager

     We have entered into a management services agreement with our Manager, which will manage our day-to-day operations and affairs and will oversee the management teams of our operating businesses. Neither the trust nor the company have or will have any employees. Our Manager has assigned, or seconded, to the company, on a permanent and wholly dedicated basis, two of its employees to assume the offices of chief executive officer and chief financial officer and will make other personnel available as required. The services performed for the company are provided at our Manager’s cost, including the compensation of our seconded officers. Each of our initial businesses has seasoned management teams who have day-to-day responsibility for enhancing the operations of their respective businesses and who are responsible for profitability and internal growth.

     We pay our Manager a management fee based primarily on our market capitalization. In addition, to incentivize our Manager to maximize shareholder returns, we pay performance fees to our Manager equal to 20% of the outperformance, if any, of quarterly total returns to our shareholders compared to a benchmark index, provided that total shareholder returns for the quarter are positive.

     Our Manager is a member of the Macquarie Group, which, together with its associated entities worldwide, is a global investment banking group headquartered in Australia with over 6,500 employees in 23 countries as of February 16, 2005. The Macquarie Group is one of the global leaders in advising on the acquisition, disposition and financing of infrastructure assets and the management of infrastructure investment vehicles on behalf of third-party investors.

     We believe that the Macquarie Group’s demonstrated expertise and experience in the management, acquisition and financing of infrastructure businesses will provide us with a significant advantage in pursuing our strategy. Our Manager is part of the Macquarie Group’s Infrastructure and Specialised Funds division, which manages over AUD $24.5 billion ($19 billion) of funds as of February 16, 2005 on behalf of retail and institutional investors, invested in infrastructure assets and businesses, including toll roads, airports and airport-related infrastructure, communications, electric and gas systems, water utilities and rail. This division has been operating since 1996 and employed over 270 professionals as of February 16, 2005. The global infrastructure portfolio managed by the Macquarie Group on behalf of its managed funds and institutional investors, as of February 25, 2005, included 64 infrastructure assets in 14 countries, including the United States, Canada, United Kingdom, Australia, Germany, South Korea and Japan.

     We expect that the Macquarie Group’s infrastructure advisory division, which employs over 260 professionals globally, including over 40 in North America, will be an important source of acquisition opportunities and financial and acquisitions advice for us. During 2004, the Macquarie Group globally advised on infrastructure transactions valued at more than AUD $44 billion ($35 billion). While the Macquarie Group’s advisory division is separate from the Infrastructure and Specialised Funds division, historically the Macquarie Group’s advisory group has presented the various infrastructure investment vehicles under its management with a significant number of high quality infrastructure acquisition opportunities, although it has no contractual obligation to do so. We expect that through our Manager we will be presented with similar opportunities. Pursuant to the terms of the management services agreement, our Manager is obliged to present to us, on a priority basis, acquisition opportunities in the United States that are consistent with our strategy, as discussed below. The Macquarie Group is also our preferred financial adviser.

     We also believe that our relationship with the Macquarie Group will enable us to take advantage of its expertise and experience in debt financing for infrastructure assets. As infrastructure assets are usually able to support high levels of debt relative to equity, we believe that the ability of our Manager and our preferred financial advisor, the Macquarie Group, to source and structure low-cost project and other debt financing provides us with a significant advantage when acquiring assets and will enable us to maximize returns to shareholders from those assets on an ongoing basis.

U.S. Acquisition Priorities

     Under the terms of the management services agreement, the company has first priority ahead of all current and future entities managed by our Manager or by members of the Macquarie Group within the Infrastructure and Specialised Funds division in each of the following infrastructure acquisition opportunities that are within the United States:

Sector

Airport fixed base operations

District energy

Airport parking

User pays assets, contracted assets and regulated assets (as defined below) that represent an investment of greater than AUD $40 million ($31.8 million), subject to the following qualifications:

Roads:	The company has second priority after Macquarie Infrastructure Group

Airport ownership:	The company has second priority after Macquarie Airports (consisting of Macquarie Airports Group and Macquarie Airports)

Communications:	The company has second priority after Macquarie Communications Infrastructure Group

Regulated Assets (including, but not limited to, electricity and gas transmission and distribution and water services):	The company has second priority after Macquarie Essential Assets Partnership, or MEAP, until such time as MEAP has invested a further CAD $45 million ($32.5 million) in the United States. Thereafter the company will have first priority.

     User pays assets means businesses that are transportation-related and derive a majority of their revenues from a per use fee or charge.

     Contracted assets means businesses that derive a majority of their revenues from long-term contracts with other businesses or governments.

     Regulated assets means businesses that are the sole or predominant providers of at least one essential service in their service areas and where the level of revenue earned or charges imposed are regulated by government entities.

     The company has first priority ahead of all current and future entities managed by our Manager or any Manager affiliate in all investment opportunities originated by a party other than our Manager or any Manager affiliate where such party offers the opportunity exclusively to the company and not to any other entity managed by our Manager or any Manager affiliate within the Infrastructure and Specialised Funds division of the Macquarie Group.

Industry

     Infrastructure businesses provide basic services that are used everyday, such as parking, roads and water. We focus on the ownership and operation of infrastructure businesses with the following types of long-life physical assets:

•	“User Pays” Assets. These assets are generally transportation infrastructure-related that depend on a per use system for their main revenue source. Demand for use of these assets is relatively unaffected by macroeconomic conditions because people use these types of assets on an everyday basis. While some “user pays” assets, such as airports and toll roads, are generally owned by government entities in the United States, other types, such as airport- and rail-related infrastructure, are typically owned by the private sector in the United States. Where the private sector owner has been granted a lease or concession by a government entity to operate the business, the business will be subject to any restrictions or provisions contained in the lease or concession.

•	Contracted Assets. These assets provide services through long-term contracts with other businesses or governments. These contracts typically can be renewed on comparable terms when they expire because there are no or limited providers of comparable services. Contracted assets, such as communications towers, district energy systems and contracted power generation plants, are generally owned by the private sector in the United States. Where the private sector owner has been granted a lease or concession by a government entity to operate the business, the business will be subject to any restrictions or provisions contained in the lease or concession.

•	Regulated Assets. Businesses that own these assets are the sole or predominant providers of essential services in their service areas and, as a result, are typically regulated by government entities with reference to the level of revenue earned or charges imposed. Government regulated revenues typically enable the service provider to cover operating costs, depreciation and taxes and achieve an adequate return on debt and equity capital invested. Water utilities and electric and gas distribution and transmission networks are examples of regulated assets. In the United States, regulated assets are generally owned by publicly listed utilities, although some are owned by government entities.

     By their nature, these businesses have sustainable and growing long-term cash flows due to consistent customer demand and the businesses’ strong competitive positions. Consistent customer demand is driven by the basic, everyday nature of the services provided. The strong competitive position results from high barriers to entry, including:

•	high initial development and construction costs, such as the cost to build roads;

•	difficulty in obtaining suitable land, such as the difficulty in obtaining suitable land near or at airports for parking facilities or fixed base operations (“FBOs”);

•	required government approvals, which may be difficult or time-consuming to obtain, such as approvals for a network of communications towers, or approvals to lay water pipes under city streets; and

•	long-term exclusive concessions and customer contracts, such as contracts to provide broadcasting services to broadcast television companies or cooling services to a building.

     These barriers to entry have the effect of protecting the cash flows generated by the infrastructure assets owned by these businesses. These barriers to entry largely arise because services provided by infrastructure businesses, such as parking, roads, and water, can generally only be delivered by relatively large and costly physical assets in close proximity to customers. These services cannot be delivered over the internet, and cannot be outsourced to other countries, and are therefore not susceptible to the competitive pressures that other industries, including manufacturing industries, typically face. We will not seek to acquire infrastructure businesses that face significant competition, such as merchant electricity generation facilities.

     The prices charged for the use of infrastructure assets that are our focus can also generally be expected to keep pace with inflation due to the pricing power generally enjoyed by “user pays” assets, the contractual terms of contracted assets, and for regulated assets the regulatory process that determines revenues and typically provides for an inflation adjustment.

     Infrastructure assets, especially newly constructed assets, tend to be long-lived, require minimal maintenance capital expenditure and are generally not subject to major technological change or physical deterioration. This generally means that significant cash flow is often available from infrastructure businesses to service debt, make distributions to shareholders expand the business, or all three. Exceptions exist in relation to much older infrastructure assets, such as SEW’s water network, which due to its age requires significant maintenance capital expenditure.

     The sustainable and growing long-term cash flows of infrastructure assets mean their capital structures can typically support more debt than other businesses. As a result, financial structuring and capital optimization is a key component in maximizing returns to owners of infrastructure assets.

Strategy

     We have two primary strategic objectives. First, we intend to pursue revenue growth and gross operating income improvement, as well as to optimize the financing structure of our businesses. We will also seek to realize synergies and improve our competitive position through complementary acquisitions. Second, we intend to acquire businesses in attractive infrastructure sectors other than those in which our global businesses and investments currently operate. A key component of our strategy is our association with the Macquarie Group, which is a leader in the management, acquisition and financing of infrastructure businesses worldwide.

     Operational Strategy

     We will rely on the Macquarie Group’s demonstrated expertise and experience in the management of infrastructure businesses to execute our operational strategy. In managing infrastructure businesses, the Macquarie Group (1) recruits and incentivizes talented operational management teams, (2) instills financial management discipline consistently across the businesses, (3) sources and executes acquisitions, and (4) structures and arranges debt financing for the businesses to maximize returns to shareholders.

     We plan to increase the cash generated in our global businesses through initiatives to increase revenues and improve gross operating income. We have in place seasoned management teams at each of our businesses who will be supported by the demonstrated infrastructure management expertise and experience of the Macquarie Group in the execution of this strategy.

•	Improving and expanding our existing marketing programs. We expect to enhance the client services and the marketing programs offered by our businesses. Both Macquarie Parking and Atlantic have established marketing programs that are sophisticated relative to those of most other industry participants, and we intend to expand these programs and extend them to any locations that we acquire in the future.

•	Making selective capital expenditures. We intend to expand capacity of our existing locations and improve their facilities through selective capital expenditures. Specifically, we will make expenditures that we believe will generate additional revenues in the short-term. Such opportunities exist, notably, in relation to our district energy business.

•	Strengthening our competitive position through complementary acquisitions in our operating businesses. We intend to acquire and integrate additional FBO and airport parking businesses or facilities. Ownership in these sectors continues to be very fragmented, and, given the desire of industry participants for liquidity, we believe that attractive acquisition opportunities will arise. For example, the Macquarie Group was responsible for successfully expanding our airport parking business, through acquisitions by funds managed by the Macquarie Group, into the largest operator in its sector in the United States in terms of number of sites. Opportunities to acquire additional district energy businesses also exist due to fragmented ownership and the desire of diversified energy utilities to sell off non-core assets. We believe that complementary acquisitions will improve our overall performance by: (1) leveraging our brand and marketing programs in Atlantic, AvPorts and Macquarie Parking to increase the revenues of additional FBO and parking operations that we acquire and integrate into our company; (2) realizing cost synergies by allocating the corporate overhead expenses of our businesses across a larger number of operations and by implementing improved management practices; and (3) taking advantage of the size and diversification of our combined businesses to achieve lower financing costs than can be achieved by the businesses that we acquire on a stand-alone basis.

     Acquisition Strategy

     We expect our acquisition strategy to benefit from the Macquarie Group’s deep industry knowledge and ongoing identification of acquisition opportunities in the infrastructure sector, where opportunities often are not widely offered, well-understood or properly valued. The Macquarie Group also has significant expertise in the execution of such acquisitions, which can be time-consuming and complex.

     We intend to acquire infrastructure businesses and investments in sectors other than those sectors in which our businesses currently operate, where we expect attractive returns and where the Macquarie Group has built relationships and expertise. While our focus is on acquiring businesses in the United States, we will also consider opportunities in other developed countries. Generally, we will seek to acquire controlling interests, but we may acquire minority positions in attractive sectors where those acquisitions generate immediate dividends and where our partners have similar objectives to our own. Our acquisitions of SEW and MCG are consistent with this philosophy. We believe that the sectors in which SEW and MCG operate will continue to present attractive acquisition opportunities and that partnering with other Macquarie Group-managed vehicles with experience in those sectors is an appropriate way to pursue opportunities in those sectors. In the United States, we may choose to acquire non-controlling interests in regulated assets, in order to avoid being regulated under the Public Utility Holding Company Act of 1935.

     As a consequence of the exercise of the underwriters’ over-allotment option during our initial public offering, we received net cash proceeds of approximately $75 million in excess of the cash we required to acquire our initial businesses and investments and to establish prudent reserves. We are actively seeking to invest these excess funds in a manner consistent with our acquisition strategy and are currently evaluating a number of opportunities, both in the sectors where we operate and in other infrastructure sectors.

Acquisition Opportunities

     Infrastructure sectors that may present attractive acquisition candidates include, in addition to our initial businesses, electricity and gas transmission and distribution networks, water and sewerage networks, contracted power generation and communications infrastructure. We expect that acquisition opportunities will arise from two main sources: the private sector and the public (government) sector.

•	Private sector opportunities. Increasingly, private sector owners of infrastructure assets are choosing to divest these assets for competitive, creditor or regulatory reasons. For instance, vertically integrated electric, gas and telecommunications utilities are increasingly disposing of infrastructure assets because they wish to concentrate on their core customer-focused business rather than the infrastructure supporting it, because they are over-leveraged and wish to pay down debt, because their capital structure and shareholder expectations do not allow them to finance these assets as efficiently as a dedicated owner of the assets, or due to regulatory pressure to unbundle their vertically integrated product offering.

•	Public (government) sector opportunities. Traditionally, governments around the world have financed the provision of infrastructure to the economy with taxation revenues and government borrowings. Over the last few decades, many governments have pursued an alternative model for the provision of infrastructure as a result of budgetary pressures. This trend towards increasing private sector participation in the provision of infrastructure is well established in Australia, Europe and Canada, and it is just beginning in the United States. We believe the level of participation of the private sector in the provision of infrastructure in the United States will increase over time, providing us with attractive investment opportunities due to growing budgetary pressures, exacerbated by baby boomers reaching retirement age, and the significant under-investment in critical infrastructure systems in the United States.

Financing

     We expect to fund any acquisitions initially from the proceeds of the over-allotment option exercised in connection with our initial public offering and thereafter with a combination of new debt at the company or MIC Inc. level, subsidiary non-recourse debt and issuance of additional shares of trust stock. We expect that a significant amount of our cash from operations will be used to support our dividend policy. We therefore expect that in order to fund significant acquisitions, in addition to new debt financing, we will also need to either offer more equity or offer our shares to the sellers of businesses that we wish to acquire.

     Our businesses and investments have generally been financed with subsidiary non-recourse debt that is repaid solely from the businesses’ revenues. The debt is generally secured by the physical assets, major contracts and agreements, when appropriate, cash accounts and, in certain cases, our ownership interest in that business. This type of financing is referred to as “project financing.” Project financing transactions generally are structured so that all revenues of a project or business are deposited directly with a bank or other financial institution acting as escrow or security deposit agent. These funds are then payable in a specified order of priority set forth in the financing documents to ensure that, to the extent available, they are used first to pay operating expenses, senior debt service and taxes and to fund reserve accounts. Thereafter, subject to satisfying debt service coverage ratios and certain other conditions, available funds may be disbursed for dividends or payments under shareholder loans or subordinated debt, where applicable.

     These project financing structures are designed to prevent the lenders from looking to us or to our other businesses for repayment; that is, they are “non-recourse” to us and the other businesses and investments not involved in the specific project or business, unless we specifically agree to assume liability for certain liabilities or contingent obligations. This structure effectively results in each of the businesses being isolated from the risks of any other business we own or in which we have invested.

     We do not currently have any debt at the company level. However, we may in the future seek to raise debt at company level to finance acquisitions pending a subsequent equity offering, for working capital purposes or on a permanent basis. In addition, we may consider incurring debt at MIC Inc. instead of project financing to decrease debt service costs and increase flexibility in managing our consolidated cash flows.

OUR BUSINESSES AND INVESTMENTS

Airport Services Business

     Overview

     Our airport services business comprises Atlantic and AvPorts. Atlantic operates fixed-based operations, or FBOs, at twelve airports throughout the United States, including two FBOs in California which were acquired on January 14, 2005. AvPorts operates five FBOs and one heliport site in the eastern and southeastern United States. AvPorts also operates five regional and general aviation airports under management contracts, although airport management constitutes a very small portion of our airport services business. Our airport services business principally services the general aviation industry and seeks to distinguish its FBOs through the provision of high quality services. Our FBOs are not dependent on any individual customer for a material amount of their total revenue.

     Atlantic was founded by the Du Pont family in the 1930s and remained a family-owned company until 1997. North America Capital Holding Company, or NACH, acquired 100% of the shares in Executive Air Support Inc., or EAS, the parent of the Atlantic operating companies, on July 29, 2004. On December 22, 2004, we acquired all the shares in NACH from Macquarie Investment Holdings, Inc., a member of the Macquarie Group. Since the date of our acquisition of Atlantic, the Atlantic business had revenues of $1.7 million and an operating loss of $21,000 for the 2004 fiscal year, and total assets of $320.3 million at December 31, 2004. Revenues from Atlantic comprised 34.2% of our total revenues for the 2004 fiscal year.

     AvPorts is one of the oldest airport operators and aviation services providers in the world. It was originally founded in 1927 as a division of Pan American World Airways. In 2002, the Macquarie Global Infrastructure Fund, through its 100% owned subsidiary, Macquarie Airports North America Inc., or MANA, acquired the business of AvPorts. On December 22, 2004, we acquired all the shares of MANA plus $12 million of subordinated debt issued by MANA pursuant to a stock purchase agreement from the Macquarie Global Infrastructure Fund. Since the date of our acquisition of AvPorts, the AvPorts business had revenues of $907,000 and operating income of $10,000 for the 2004 fiscal year, and total assets of $91.7 million at December 31, 2004. Revenue from AvPorts comprised 17.9% of our total revenue for the 2004 fiscal year.

     Our Acquisitions

     Atlantic

     On December 22, 2004, we purchased 100% of the ordinary shares in NACH, parent company of the Atlantic business, from Macquarie Investment Holdings Inc., a wholly owned indirect subsidiary of Macquarie Bank Limited, for a purchase price of $118.2 million (including transaction costs) plus $130 million of assumed senior debt pursuant to a stock purchase agreement.

     On July 29, 2004, NACH acquired 100% of the shares of EAS, the parent company of the Atlantic business, and assumed $500,000 of debt pursuant to a stock purchase agreement. Pursuant to the agreement between the selling shareholders of EAS and NACH, the selling shareholders of EAS have provided NACH with standard representations, warranties and indemnities. Specific limitations on these indemnities include that:

•	there is no liability under the agreement for breaches of representations and warranties or covenants and pending litigation and disputes until the aggregate of claims for such breaches and indemnities exceeds a $1 million deductible, from which point the indemnity is available for all claims. Liability for claims relating to breaches of the representations and warranties for tax and employment matters is not subject to such threshold. Notwithstanding the above, the selling shareholders or EAS will not be liable for individual claims of less than $25,000; and

•	the selling shareholders’ indemnity is capped at $20 million for most matters covered by the indemnification provisions. Significant exceptions include breaches of key representations and warranties regarding capital stock, capitalization and fraud.

     In addition, a $2.5 million cash escrow account was established following closing of the acquisition by NACH, from which indemnity payments will be able to be drawn. The funds in the escrow account will be released twelve months after closing, unless a claim is outstanding, including the legal proceeding discussed below under “Legal Proceedings” in Part I, Item 3.

     On January 14, 2005, NACH acquired all of the membership interests in General Aviation Holdings, LLC, or GAH, which operates two FBOs in California, for $53.5 million (including a working capital adjustment, transaction costs and funding of the debt service reserve). $32 million of the purchase price was funded by an increase in NACH’s senior debt facility with the balance funded by proceeds from the company’s initial public offering. Pursuant to the membership interest purchase agreement, the selling members of GAH provided NACH with standard representations, warranties and indemnities. Specific limitations on these indemnities include that:

•	there is no liability under the membership interest purchase agreement for claims that do not exceed $500,000. No such threshold limitation applies to claims arising as a result of GAH’s breach of certain representations, including those representations with respect to debt disclosure, ownership of membership interests, taxes and employee benefit plans, or claims based on fraud, willful misconduct or intentional misrepresentation; and

•	GAH indemnified NACH for most matters covered by the indemnification provisions. Generally, the indemnity cap is $7.5 million; however, the cap is the purchase price for losses incurred as a result of breaches of certain representations and warranties regarding due organization and status, authority and enforceability, capital membership interests and fraud, willful misconduct or intentional misrepresentation, no undisclosed liabilities and debt and the specific indemnity provision for pre-closing tax liability.

     AvPorts

     On December 22, 2004, we acquired the AvPorts business from Macquarie Specialised Asset Management Limited, as Trustee for and on behalf of Macquarie Global Infrastructure Funds A and C, and Macquarie Specialised Asset Management 2 Limited, as Trustee for and on behalf of Macquarie Global Infrastructure Funds B and D, for cash consideration of $42.4 million (including transaction costs) and assumption of existing debt.

     Industry Overview

     FBOs predominantly service the general aviation industry. General aviation, which includes corporate and leisure flying, pilot training, helicopter, medevac and certain air freight operations, is the largest segment of U.S. civil aviation and represents the largest percentage of the active civil aircraft fleet. General aviation does not include commercial air carriers or military operations. In order to attract independent operators to service general aviation aircraft, local airport authorities grant FBO operators the right to sell fuel. Fuel sales provide most of an FBO’s revenue.

     FBOs generally operate in an environment with limited competition and high barriers to entry. Airports have limited physical space for additional FBOs, due in part to safety restrictions that limit construction in the vicinity of runways. Airport authorities generally do not have the incentive to add additional FBOs unless there is a significant demand for capacity, as profit-making FBOs are more likely to reinvest in the airport and provide a broad range of services, which attracts increased airport traffic. Government approvals and design and construction of a new FBO can also take significant time.

     Demand for FBO services is driven by total general aviation aircraft in operation and average flight hours per aircraft. Both factors have recently experienced strong growth. According to the FAA, from 1995 to 2003, the fleet of fixed wing turbine aircraft, which includes jet aircraft but excludes smaller turbine aircraft, increased at an average rate of 6.1% per year. Fixed wing turbine aircraft are the major consumers of FBO services, especially fuel. Over the same period, the general aviation hours flown by fixed wing turbine aircraft have increased at an average rate of 5.3% per year. These factors have contributed to an average annual growth rate in general aviation jet fuel consumption of 7.2% from 1995 to 2003. This growth is and has been driven by a number of factors, in addition to general economic growth over the period, which include the following:

•	passage of the General Aviation Revitalization Act in 1994, which significantly reduced the liability facing general aviation aircraft manufacturers;

•	dissatisfaction with the increased inconvenience of commercial airlines and major airports as a result of security-related delays;

•	growth in programs for the fractional ownership of general aviation aircraft (programs for the time share of aircraft), including NetJets, FlexJet and Flight Options; and

•	a tax package passed by Congress in May 2003, which allows companies to depreciate 50% of the value of new business jets in the first year of ownership if the jets were purchased and owned by the end of 2004.

     We believe generally that the events of September 11, 2001 have increased the level of general aviation activity. We believe that safety concerns for corporate staff combined with increased check-in and security clearance times at many airports in the United States have increased the demand for private and corporate jet travel.

     As a result of these factors, the FAA is forecasting continued growth in general aviation jet fuel consumption, on average, of 5.6% per year from 2004 to 2016.

     The growth in the general aviation market has driven demand for the services provided by FBOs, especially fuel sales. The general aviation market is serviced by FBOs located throughout the United States at various major and regional airports. According to Aviation International News, there are approximately 4,500 FBOs throughout North America, with generally one to five operators per airport. Most of the FBOs are privately owned by operators with only one or two locations. There are, however, a number of larger industry participants, including Signature Flight Support, which is owned by BBA plc.

     Strategy

     We believe that our FBO business will continue to benefit from the overall growth in the corporate jet market and the demand for the services that our business offers. However, we believe that our airport services business is in a position to grow at a rate in excess of this industry growth through our internal growth, marketing and acquisitions strategies and selective combination of the operations of Atlantic and AvPorts.

     Internal Growth. We plan to grow revenues and profits by continuing to focus on attracting pilots and passengers to our FBOs who desire full service and quality amenities. We will continue to develop our staff training to provide a level of service higher than that provided by discount fuel suppliers. In addition, we will make selective capital expenditures that will increase revenues and reinforce our reputation for service and high quality facilities, potentially allowing us to increase profits on fuel sales and other services over time.

     Marketing. We plan to improve, expand and capitalize on our existing marketing programs, including our proprietary point of sale system and associated customer information database, and our “Atlantic Awards” program. Through our marketing programs, we expect to improve revenues and margins by generating greater customer loyalty, encouraging “upselling” of fuel, cross-selling services at additional locations to existing customers, and attracting new customers.

     Acquisitions. We will focus on acquisitions at major airports and locations where there is likely to be growth in the general aviation market. We believe we can grow through acquisitions and derive increasing synergies from economies of scale, including revenue and marketing, head office and other cost synergies. We believe the highly fragmented nature of the industry and the desire of existing owners for liquidity provide attractive acquisition candidates, including both individual facilities and portfolios of facilities. In considering potential acquisitions, we will analyze factors such as capital requirements, the terms and conditions of the lease for the FBO facility, the condition and nature of the physical facilities, the location of the FBO, the size and competitive conditions of the airport and the forecast operating results from the FBO. An example of this is at New Orleans, where Atlantic acquired two FBOs on December 31, 2003. By implementing Atlantic’s marketing programs and service style, these facilities have performed well in 2004.

     Combining Operations. We believe that there are opportunities for AvPorts and Atlantic to benefit from a selective combination of operations. We are currently evaluating the opportunities to integrate operational functions of the businesses to determine whether they result in a benefit of cost savings, revenue enhancements or greater growth prospects.

     Business

     Operations

     Our airport services business has high-quality facilities and operations and focuses on attracting customers who desire high-quality service and amenities. Fuel sales represented approximately 71% of our airport services business revenue for fiscal year 2004. Other services provided to these customers include de-icing, aircraft parking, hangar services and catering. Fuel is stored in fuel farms and each FBO operates refueling vehicles owned or leased by the FBO, and either maintains or has access to fuel storage tanks to support its fueling activities. Services are also provided to commercial carriers and include refueling from the carrier’s own fuel supplies stored in the carrier’s fuel farm, de-icing and ground and ramp handling services.

     The price for fuel is largely dependent on the wholesale market price. Our airport services business sells fuel to the users of its FBOs either at a contracted price, at a price negotiated directly with the customer or at the fuel price. While fuel prices can be volatile, we are generally able to pass fuel cost increases through to customers. To a lesser extent, our airport services business also provides fueling services, de-icing and some ground-handling services to commercial airlines at some locations.

     Locations

     Our FBO facilities operate on long-term leases from airport authorities or local government agencies. Our airport services business and its predecessors have a strong history of successfully renewing their leases at their FBOs, and has held some of its leases since the 1940s, 1950s and 1960s. The leases have an average length of approximately 17 years.

     Atlantic’s FBOs:

	Other FBOs	Operated	Lease
Airport	at Airport	Since	Expiry(1)
Teterboro Airport (Bergen County, NJ)	4	1946	2019
Chicago Midway Airport (Chicago, IL)	2	1969	2020
Philadelphia International Airport (Philadelphia, PA)	None	1955	2026
Republic Airport (Farmingdale, NY)	1	1980	2024
Northeast Philadelphia Airport (Philadelphia, PA)	1	1960	2026

	Other FBOs	Operated	Lease
Airport	at Airport	Since	Expiry(1)
William P. Hobby Airport (Houston, TX)	4	1972	2013
Sikorsky Memorial Airport (Bridgeport, CT)	1	1995	2021
New Orleans Lakefront Airport (New Orleans, LA)	2	1969	2031
Louis Armstrong New Orleans International Airport (New Orleans, LA)	1	1966	2015
Brainard International Airport (Hartford, CT)	None	1988	2020
John Wayne Orange County Airport (Orange County, CA) (2)	1	1992	2014
Palm Springs Airport (Palm Springs, CA) (2)	1	1981	2031

(1)	Lease expiries assume Atlantic exercises all options to extend leases.

(2)	Acquired on January 14, 2005.

     The airport authority, for each lease, has termination rights under the lease. Standard to most contracts are terms allowing termination if the tenant defaults on the terms and conditions of the lease or abandons the property or if the tenant is insolvent or bankrupt. In addition, Atlantic’s FBOs at Chicago Midway, Philadelphia, Northeast Philadelphia, New Orleans International and Orange County may be terminated with notice by the airport authority for convenience. In each case, there are compensation agreements or obligations of the authority to make best efforts to relocate the FBO. Most of the leases allow for the lease to be terminated if there are liens filed against the property.

     AvPorts’ FBOs:

	Other FBOs	Operated	Lease
Airport	at Airport	Since	Expiry(1)
Louisville International Airport (Louisville, KY)	None	1996	2016
Pittsburgh International Airport (Pittsburgh, PA)	None	1989	2028
Burlington International Airport (South Burlington, VT)	None	2001	2035
Metroport East 34th Street Heliport (New York, NY)	None	1997 (2)	Month to month (3)
Gulfport-Biloxi International Airport (Gulfport, MS)	None	2000	2010
New Castle County Airport (Wilmington, DE)	2	1997	2027

(1)	Lease expiry assumes AvPorts exercises all options it has to extend lease.

(2)	Prior to operating the Metroport East 34th Street Heliport, AvPorts had operated the East 60th Street Heliport since 1968. When the East 60th Street Heliport was closed by the local authority, AvPorts relocated and now operates the Metroport East 34th Street Heliport.

(3)	AvPorts won the tender to significantly upgrade the Metroport East 34th Street Heliport. It is anticipated that the upgrade will take place over 2005-2006. In return for this, AvPorts will be granted a 10-year operating agreement.

     The airport authority, for each lease, has termination rights under the lease. Standard to most contracts are terms allowing termination if the tenant defaults on the terms and conditions of the lease or abandons the property or if the tenant is insolvent or bankrupt. The proposed new operating agreement at Metroport East 34th Street Heliport will also contain provisions allowing the authority to terminate the operating agreement for convenience. In this case, the authority will be obligated to pay compensation to AvPorts equal to the level of AvPorts’ unamortized cost of capital expenditure at the heliport.

     Airport Management Contracts

     AvPorts manages and operates five airports on behalf of local authorities under management contracts. Under these contracts, AvPorts is responsible for the day-to-day operation of the airfield and terminal and is paid a fixed annual fee for providing these services. The management fee is paid to the manager irrespective of the number of passengers that pass through the airport and, therefore, is unaffected by changes in airport activity. Management contracts accounted for less than 5% of AvPorts’ revenue for fiscal year 2004.

     AvPorts operates five regional or general aviation airports under management contracts at the following locations:

•	Atlantic City International Airport;

•	Republic Airport;

•	Teterboro Airport;

•	Tweed-New Haven Regional Airport; and

•	Westchester County Airport.

     Marketing

     We believe our airport services business has an experienced marketing team and marketing programs that are sophisticated relative to those of other industry participants. Our airport services business’ marketing activities support its focus on high-quality service and amenities and are intended to generate greater customer loyalty, encourage “upselling” of fuel, cross-selling services at additional locations to existing customers, and attract new customers.

     Atlantic has established two key programs. Each utilizes an internally developed point-of-sale system that operates at all locations. This system tracks all aircraft utilizing the airport and records which FBO the aircraft uses. To the extent that the aircraft is a customer of another Atlantic FBO but did not use the FBO at that location, a member of Atlantic’s customer service team will send a letter alerting the pilot or flight department of Atlantic’s presence at that site and inviting them to visit next time they are at that location.

     The second key program is the “Atlantic Awards” program. This program operates through the point-of-sale system. For each 100 gallons of fuel purchased, the pilot is given a voucher for five “Atlantic Awards.” The pilot can begin accumulating points after registering the voucher on Atlantic’s website. Once 100 Atlantic Awards have been accumulated, the pilot is sent a pre-funded American Express card, branded with Atlantic’s logo. The card is recharged each time the pilot registers additional vouchers on Atlantic’s website. This program has rapidly gained acceptance by pilots and is encouraging “upselling” of fuel, where pilots purchase a larger portion of their overall fuel requirement at our location. These awards are recorded as a reduction in revenue in the Company’s consolidated financial statements.

     As part of our analysis of the potential benefits that could be derived from integrating certain functions of Atlantic and AvPorts, we are evaluating whether extending these programs to AvPorts’ sites will increase our revenues from these sites.

     Competition

     Competition in the FBO business exists on a local basis at most of the airports at which our airport services business operates. Six of our FBOs are located at airports where currently only one FBO operates, either because of the lack of suitable space at the airfield, or because the level of demand for FBO services at the airport does not support more than one FBO. The remaining eleven FBOs have a number of competitors located at the airports. Our airport services business positions itself at these airports as a provider of professional service and quality staff. Staff are provided with comprehensive training on an ongoing basis to ensure high and consistent quality of service. Our airport services business markets to high net worth individuals and corporate flight departments for whom fuel price is of less importance for FBO choice than service and facilities. While each airport is different, generally there are significant barriers to entry preventing new FBO competitors from entering the markets in which our airport services business operates, including limited availability of suitable land.

     There are several competitors with operations at five or more U.S. airports. These competitors tend to be privately held or owned by much larger companies, such as Signature Flight Support Corporation, Mercury Air Centers, Inc., Piedmont Hawthorne Holdings Inc. and Million Air Interlink, Inc. Some present and potential competitors have or may obtain greater financial and marketing resources than we do, which may negatively impact our ability to compete at each airport or to compete for acquisitions. We believe that the airport authorities from which our airport services business leases space are satisfied with the performance of its FBOs and are therefore not seeking to solicit additional service providers.

     Regulation

     The aviation industry is overseen by a number of regulatory bodies, the main one being the FAA.

     At its FBOs, our airport services business is largely regulated by the local airport authorities through lease contracts with those authorities. Our airport services business must comply with federal, state and local environmental statutes and regulations associated in part with numerous underground fuel storage tanks. These requirements include, among other things, tank and pipe testing for tightness, soil sampling for evidence of leaking and remediation of detected leaks and spills. Our airport services business’ operations are subject to regular inspection by federal and local environmental agencies and local fire and airline quality control departments. With respect to environmental and compliance requirements, we do not expect to have to undertake material capital expenditures nor do we expect that compliance and related remediation work will have a material negative impact on earnings or the competitive position of our airport services business. To date, our airport services business has not received notice of any cease and abatement proceeding by any government agency as a result of failure to comply with applicable environmental laws and regulations.

     Management

     The day-to-day operations management of our airport services business is undertaken by individual site managers. Local managers at each site are responsible for all aspects of the operations at their site. Responsibilities include ensuring that customer requirements are met by the staff employed at their sites and that revenue from the sites is collected, and expenses incurred, in accordance with internal guidelines. In order to maximize the revenue earned at the FBOs, local managers are, within the specified guidelines, empowered to make decisions as to fuel pricing and other services. In this way, our airport services business is able to respond to its customers’ needs efficiently and provide them with high quality service.

     The management of our airport services business at the site level is overseen by two separate management teams. Atlantic’s and AvPorts’ operations, respectively, are managed and overseen by a group of senior personnel responsible for each business who, on average, have over 19 years experience in the aviation industry. Most of the business management team members have been employed at Atlantic or AvPorts (or their predecessors) for over 11 years and have established close and effective working relationships and understanding with local authorities, customers, service providers and subcontractors. These teams are responsible for, among other things, overseeing the FBO operations, setting strategic direction and ensuring compliance with all contractual and regulatory obligations.

     Atlantic’s head office is in Plano, Texas. AvPorts’ head office is in Baltimore, Maryland. The head offices provide the businesses with central management and perform overhead functions, such as accounting, information technology, human resources, payroll and insurance arrangements for their respective businesses.

     Employees

     As of February 28, 2005, our airport services business employed over 780 employees at its various sites, of which 423 were Atlantic employees and 364 were AvPorts employees. Approximately 23% of employees are covered by collective bargaining agreements. We believe that employee relations at our airport services business are good.

     Agreement with Respect to Republic Airport

     Atlantic operates an FBO at Republic Airport. The manager of Republic Airport is AvPorts. There is a potential conflict of interest between Atlantic’s role as the FBO operator and AvPorts’ role as the airport manager, which arises under the terms of AvPorts’ management contract with the Republic Airport authority, now that Atlantic and AvPorts are both owned by us.

     To resolve this conflict at Republic, on July 29, 2004, North America Capital entered into a binding memorandum of understanding, or MOU, with AvPorts and the Republic Airport authority, pursuant to which, at the Republic Airport authority’s request, AvPorts must use commercially reasonable efforts to sell, assign or otherwise transfer its management contract with the Republic Airport authority to a third party. The agreement also requires AvPorts and Atlantic to maintain a confidentiality policy and governance structure designed to prevent information available to AvPorts regarding Republic Airport from being disclosed to Atlantic. The MOU also provides for a payment of up to $1.25 million by North America Capital to the Republic Airport authority in return for an extension of the FBO lease at the airport. The exact amount of the payment provided for under the MOU depends on the term of the lease extension granted.

Airport Parking Business

     Overview

     Our airport parking business, Macquarie Parking, is the largest provider of off-airport parking services in the United States, measured by number of locations, with 24 facilities comprising over 32,000 spaces and over 279 acres at 15 major airports across the United States, including five of the six largest passenger airports. Our airport parking business, operating generally under the names “PCA” or “Avistar,” provides customers with 24-hour secure parking close to airport terminals, as well as transportation via shuttle bus to and from their vehicles and the terminal. Operations are carried out on either owned or leased land at locations near airports. Operations on owned land or land on which Macquarie Parking has leases longer in term than 35 years (including extension options) account for a majority of operating income. Since the date of our acquisition of the airport parking business, it had revenue of $1.7 million and operating income of $277,000 for our 2004 fiscal year, and total assets of $205.2 million at December 31, 2004. Revenues from our airport parking business comprised 33.6% of our total revenues in the 2004 fiscal year.

     In 2002, the Macquarie Global Infrastructure Fund, together with other investors, acquired the ten off-airport parking facilities formerly owned and operated by the PCA Group. That transaction closed in December 2002, and the business commenced operations as Macquarie Parking. In October 2003, Macquarie Parking acquired the ten off-airport parking facilities of Airport Satellite Parking LLC, known as Avistar. Since that acquisition was completed, the two businesses have been operated as one merged business. Subsequently, the business acquired an additional four facilities.

     Our Acquisition

     On December 23, 2004, we acquired 100% of the ordinary shares in Macquarie Americas Parking Corporation, or MAPC, from the Macquarie Global Infrastructure Fund for cash consideration of $33.8 million (including transaction costs). At that time MAPC owned approximately 83% of the outstanding ordinary membership units in Parking Company of America Airports Holdings LLC, or PCAA Holdings. In turn, PCAA Holdings owned approximately 51.9% of the outstanding ordinary membership units in PCAA Parent LLC, or PCAA Parent. PCAA Parent is the 100% owner of a number of subsidiaries that collectively own and operate Macquarie Parking.

     On December 23, 2004, we also acquired all of the minority interests in PCAA Holdings for $6.7 million and 34.3% of the outstanding membership units in PCAA Parent for $23.3 million (in each case, including transaction costs). As a result of these transactions, we acquired in aggregate 100% of PCAA Holdings and 87.1% of PCAA Parent, and thereby acquired Macquarie Parking. The affairs of PCAA Parent are governed by its LLC agreement. PCAA Parent has a board of directors and PCAA Holdings has the right to appoint all members to the board of directors. Pursuant to the LLC agreement, most major decisions are referred to the board of directors of PCAA Parent, where decisions are made by majority vote.

     Industry Overview

     Airport parking can be classified as either on-airport (generally owned by the airport and located on airport land) or off-airport (generally owned by private operators). The off-airport parking industry is relatively new, with the first privately owned parking facilities servicing airports generally only appearing in the last few decades. Industry participants include numerous small, privately held companies as well as on-airport parking owned by airports.

     Airports are generally owned by local governments, which often do not operate or market their parking operations as effectively as the privately owned operators, as the parking operations do not form part of the airport’s core function. In many cases, on-airport parking facilities are managed by large parking facility management companies pursuant to cost-plus contracts that do not create incentives to maximize profitability. Most airports have historically increased parking rates rapidly with increases in demand, creating a favorable pricing environment for off-airport competitors.

     Airport parking facilities operate as either “self-park” or “valet” parking facilities. Valet parking facilities often utilize “deep-stack” parking methods that allow for a higher number of cars to be parked within the same area than at a self-parking facility of the same size by minimizing space between parked cars. In addition, valet parking provides the customer with superior service, often allowing the parking rates to be higher than at self-park facilities. However, the cost of providing valet parking is generally higher, due to higher labor costs, so self-parking is often more profitable, depending upon how scarce and expensive land is, labor costs and the premium that can be charged for valet service.

     The substantial increase in use of the internet to purchase air travel through companies such as Expedia, Orbitz and Travelocity, as well as through airlines’ own websites, provides a strong co-marketing opportunity for larger off-airport parking operators that provide broad nationwide coverage at the busiest airports. In addition, we believe the highly fragmented nature of the industry provides strong consolidation opportunities for larger off-airport parking operators that benefit from economies of scale and national marketing programs, distribution networks and information systems.

     Strategy

     We believe that we can grow our airport parking business by focusing on achieving operating efficiencies and internal growth, expanding marketing efforts and future acquisitions.

     Internal Growth. We will be focused on internal growth by:

•	increasing the level of services offered to customers, for example, by expanding the offering of free car washes, complimentary beverages, flight information monitors and automated e-ticket check-in services;

•	making improvements to our facilities, for example by constructing covered parking; and

•	expanding capacity at capacity constrained locations, for example, by maximizing capacity at Macquarie Parking’s existing locations through more efficient utilization of space, seeking additional leases at adjacent or nearby properties to existing locations or providing valet parking and utilizing “deep-stack” parking.

     Operating Efficiencies. Macquarie Parking was enlarged through the merger of two separate businesses in October 2003. While the two businesses have been integrated since that time and costs have been reduced, we believe there are still economies of scale that can be realized due to the increased size, in areas such as combined marketing programs, vehicles and equipment purchases and employee benefits.

     Marketing. We intend to expand and improve our existing marketing strategy, which includes the development of an internet reservation capability, opening new distribution channels such as promotional agreements with additional airlines and travel agencies, improving the product offering for corporate accounts and providing personalized web pages and activity reports for corporate accounts.

     Acquisitions. We believe we can grow through acquisitions and derive benefits from economies of scale, including revenue and marketing, head office, insurance, shuttle buses and other cost synergies. We believe the highly fragmented nature of the industry, the desire of owners for liquidity and the lingering effects of September 11, 2001 on participants in the off-airport parking industry provide attractive acquisition candidates. Acquiring facilities at major airports where Macquarie Parking does not currently have a facility would allow us to expand Macquarie Parking’s nationwide presence, while opportunities in markets where Macquarie Parking already has a presence should provide increased operating efficiencies and expanded capacity. These acquisitions can take the form of entering into new leases or purchasing land.

     Business

     Operations

     We believe the size and nationwide coverage, the sophisticated marketing programs and the experienced management team of Macquarie Parking provide it with a competitive advantage over other airport parking operators. Macquarie Parking aims to centralize its marketing activities and the manner in which it sells its services to customers. Accordingly, individual location operations can focus on service delivery as diverse reservation services and customer and distribution channel relations are managed centrally. Macquarie Parking’s size enables it to mitigate the risk of a downturn or competitive impact in particular locations or markets due to the diversity of its operations. In addition, its size provides it with the ability to take advantage of incremental growth opportunities in any of the markets it serves as it generally has more capital resources than single facility operators to apply toward those opportunities.

     The nationwide presence of Macquarie Parking also allows it to provide “one stop shopping” to internet travel agencies, airlines and major corporations that seek to deal with as few suppliers as possible. The marketing programs of Macquarie Parking and its relationships with national distribution channels are generally more extensive than those of its industry peers. Macquarie Parking markets and provides discounts to numerous group affiliations, tour companies, airlines and online travel agencies. We believe most air travelers have never tried off-airport parking facilities, and Macquarie Parking uses these relationships to attract these travelers as new customers.

     Most of Macquarie Parking’s customers fall into two broad categories: business travelers and leisure travelers. Business travelers are typically much less price sensitive and tend to patronize those locations that emphasize service, particularly prompt, consistent and quick shuttle service to and from the airport. Shuttle service is generally provided within five minutes of the customer arriving at the parking facility, or the airport, as the case may be. Leisure travelers often seek the least expensive parking, and Macquarie Parking offers substantial discounts and coupon programs to attract leisure travelers. In addition to reserved parking and shuttle services, Macquarie Parking provides other services at some parking facilities to attract customers to the particular facility and/or to earn additional revenue at the facility, such as car washes or auto repairs, either at no cost to the customer or for a fee.

     Locations

     Macquarie Parking provides off-airport parking services at the following airports. Each airport is ranked according to the number of passenger enplanements (passengers boarding airplanes) sourced from FAA data for 2003.

		Acres
Airport (Number of Macquarie Parking Facilities)	Ranking	Owned	Leased
The William B. Hartsfield Atlanta International Airport (1)	1	12.5	—
Chicago O’Hare International Airport (1)*	2	5.9	1.0
Dallas/Fort Worth International Airport (1)	4	—	8.0
Phoenix Sky Harbor International Airport (3)	5	10.8	8.0
Denver International Airport (1)	6	40.3	—
John F. Kennedy International Airport (1)*	14	2.7	1.7
Newark Liberty International Airport (4)**	12	15.4	17.0
San Francisco International Airport (1)	14	0.9	9.9
Philadelphia International Airport (1)*	18	—	1.5
Lambert-St. Louis International Airport (1)	17	—	3.3
LaGuardia Airport (1)*	21	—	4.9
Pittsburgh International Airport (1)	26	23.3	29.0
Metropolitan Oakland International Airport (3)	33	8.2	19.2
Memphis International Airport (1)	36	8.3	8.0
Bradley International Airport (3)*	49	—	39.5

Total		128.3	151.0

*	Denotes valet parking facility(ies) at airport.

**	Denotes valet parking facility at two of the facilities at airport. One of the other facilities is a contracted employee parking facility.

     Marketing

     The Macquarie Parking marketing team develops new products in order to maximize revenue growth, including internet reservation capability, opening new distribution channels, improving the product offering for corporate accounts and providing personalized web pages and activity reports for corporate accounts. For example, Macquarie Parking’s Express Club provides a premium service and discounts for the highest turnover valet customers in return for an annual membership fee. Further, following the events of September 11, 2001, members of the management team of our airport parking business and others established AirportDiscountParking.com, the first nationwide alliance of off-airport parking businesses which have locations at over fifty airports in the United States. Promotional agreements with airlines and traditional and internet travel agencies attracted prospective customers to the AirportDiscountParking.com websites for coupons, maps and directions. Since its inception, we believe AirportDiscountParking.com has accelerated the rate at which new customers are attracted to try Macquarie Parking’s parking services for the first time.

     Macquarie Parking’s facilities operate under various trade names. Macquarie Parking uses the Parking Company of America name pursuant to a perpetual trademark licensing agreement.

     Competition

     Competition in our airport parking business exists on a local basis at each of the airports at which Macquarie Parking operates. Generally, airport parking facilities compete on the basis of location (relative to the airport and major access roads), quality of facilities (including whether the facilities are covered or not), type of service provided (self-park or valet), security, service (especially relating to shuttle bus transportation), price and marketing. Macquarie Parking faces direct competition from the on-airport parking facilities owned by each airport owner, many of which are located closer to passenger terminals than Macquarie Parking’s locations. Airports generally have significantly more parking spaces than Macquarie Parking does and provide different parking alternatives, including self-park short-term and long-term, off-airport lots and valet parking options. However, as the airports are government-owned, competitive dynamics of service and pricing are generally different than those experienced with privately owned competitors. The airports generally do not view parking operations as their core function, and their pricing strategy is often driven by the fiscal state of the airport authority, which often leads to sudden high price increases. Macquarie Parking also faces competition from existing off-airport competitors at each airport. While each airport is different, there generally are significant barriers to entry preventing new off-airport competitors from entering the markets in which Macquarie Parking operates, including limited availability of suitable land of adequate size near the airport and major access roads, and zoning restrictions. While competition is local at each of the airports at which Macquarie Parking operates, Macquarie Parking faces strong competition from several larger off-airport competitors, including companies such as Pre Flight Airport Parking (owned by General Electric), InterPark Holdings, Inc.,

PRG Parking Management LLC, BCD Holdings N.V., Ampco System Parking Inc. and Central Parking Corporation, that have operations at five or more U.S. airports. In each market in which it operates, Macquarie Parking also faces competition from smaller, locally owned independent parking operators, as well as from hotels or rental car companies that have their own parking facilities. Some present and potential competitors have or may obtain greater financial and marketing resources than we do, which may negatively impact our ability to compete at each airport or to compete for acquisitions.

     Indirectly, Macquarie Parking faces competition from other modes of transportation to the airports at which it operates, including public transportation, airport rail links, taxis, limousines and drop-offs by friends and family. Macquarie Parking faces competition from other large off-airport parking providers in gaining access to marketing and distribution channels, including internet travel agencies and airlines.

     Regulation

     Our airport parking business is subject to federal, state and local regulation relating to environmental protection. Macquarie Parking owns a parcel of real estate that covers an area of land for which a third party has been identified as a potentially responsible party by the Environmental Protection Agency. Although Macquarie Parking did not own the property at the time the contamination is believed to have occurred, Macquarie Parking has purchased an environmental insurance policy for the property as an added precaution against any future claims. The policy expires in July 2007 and is renewable.

     Macquarie Parking transports customers by shuttle bus between the airport terminals and its parking facilities, and its shuttle operations are subject to the rules and policies of the local airport. The airports are able to regulate or control the flow of shuttle buses. Some airport authorities require permits and/or levy fees on off-airport parking operators for every shuttle trip to the terminals. These regulations have not materially affected our airport parking business to date. If fees were to be significantly increased, we would seek to pass the increases on to Macquarie Parking’s customers through higher parking rates, which could result in a loss of customers.

     The FAA and TSA generally have the authority to restrict access to airports as well as imposing parking and other restrictions near the airport sites. The TSA generally prohibits parking within 300 feet of airport terminals during times of heightened alert. While we believe that existing regulations or the present heightened security alerts at airports may be relaxed in the future, the existing 300 feet rule may be of benefit to Macquarie Parking as in some cases it has prevented its on-airport competitors from using a number of their existing parking spaces.

     In addition, municipal and state authorities sometimes directly regulate parking facilities. In addition, Macquarie Parking also may be affected periodically by government condemnation of its properties, in which case it is generally compensated. As a parking facility owner and operator, it is also affected periodically by changes in traffic patterns and roadway systems near its properties. Macquarie Parking is also affected by laws and regulations (such as zoning ordinances) that are common to any business that deals with real estate.

     Management

     The day-to-day operations of Macquarie Parking are managed by an operating management team located at head offices in Downey, California and Newark, New Jersey. The operating management team has an average of 17 years experience in the parking industry, including an average of five years with either PCAA or Avistar. Each site is operated by local managers who are responsible for all aspects of the operations at their site. Responsibilities include ensuring that customer requirements are met by the staff employed at their site and that revenue from the sites is collected and expenses incurred in accordance with internal guidelines.

     Employees

     As of February 28, 2005, Macquarie Parking employed approximately 644 individuals. Approximately 22% of its employees are covered by collective bargaining agreements. We believe that employee relations at Macquarie Parking are good.

District Energy Business

     Overview

     Our district energy business consists of Thermal Chicago and a 75% interest in Northwind Aladdin. We also own all of the senior debt of Northwind Aladdin. The remaining 25% equity interest in Northwind Aladdin is owned by Nevada Electric Investment Company, or NEICO, an indirect subsidiary of Sierra Pacific Resources. Since the date of our acquisition of the district energy business, it had revenues of $726,000 and operating income of $51,000 for the 2004 fiscal year, and total assets of $254 million at December 31, 2004. Revenues from our district energy business comprised 14.3% of our total revenues for the 2004 fiscal year.

     Thermal Chicago operates the largest district cooling system in the United States, which serves 98 customers under long-term contracts in downtown Chicago and one in Illinois outside of Chicago. Our district energy business provides chilled water from five modern plants located in downtown Chicago through a closed loop of underground piping for use in the air conditioning systems of large commercial, retail and residential buildings in the central business district. The first of the plants became operational in 1995, and the most recent came on line in June 2002. The total capacity of the downtown system is 83,900 tons of chilled water with deliverable capacity of approximately 94,400 tons due to the reduced rate arrangements with interruptible customers who, when called upon, meet their own cooling needs during peak times.

     The table below provides summary data regarding the useable capacity of the downtown Chicago plants:

Plant	Capacity (Tons)
P-1	19,200
P-2	21,400
P-3	17,800
P-4	17,500
P-5	8,000

     Thermal Chicago also owns a site-specific heating and cooling plant, P-6, that serves a single customer in Illinois outside of Chicago. The capacity of the P-6 plant for chilled water is 4,900 tons and for heating is 58.2 million British Thermal Units, or BTUs, of heating per hour.

     Northwind Aladdin owns and operates a stand-alone facility that provides cold and hot water (for chilling and heating, respectively) and back-up electricity generation to the Aladdin resort and casino and the adjacent Desert Passage shopping mall in Las Vegas, Nevada. Services are provided to both customers under long-term contracts that expire in 2020 with 90% of cash flows generated from the contract with the Aladdin resort and casino.

     The Northwind Aladdin plant has been in operation since 2000 and has the capacity to produce 9,270 tons of chilled water, 40 million BTUs of heating per hour and approximately 5 megawatts of electricity.

     Our Acquisition

     On December 22, 2004, we acquired 100% of the membership interests in Macquarie District Energy Holdings, LLC, or MDEH, the holding company of our district energy business, from Macquarie Investment Holdings Inc., a wholly owned indirect subsidiary of Macquarie Bank Limited, for $67.0 million (including transaction costs) and assumed $120 million of senior debt that was used to partially finance the acquisition of Thermal Chicago and our interest in Northwind Aladdin.

     On June 30, 2004, Macquarie District Energy, Inc., or MDE, a wholly owned subsidiary of MDEH, acquired 100% of the shares in Thermal Chicago Corporation, the holding company for Thermal Chicago, from Exelon Thermal Holdings, Inc., a subsidiary of Exelon Corporation, or Exelon, for $135 million plus a working capital adjustment of $2.7 million, with no assumption of debt pursuant to a stock purchase agreement. Because we own MDEH, which is the parent of MDE, we benefit from the protective provisions of the stock purchase agreement between MDE and Exelon. Pursuant to that stock purchase agreement, Exelon has provided MDE with the usual representations, warranties and indemnities. Specific limitations on these indemnities include the following:

•	there is no liability under the stock purchase agreement for breaches of representations and warranties or covenants or under the specific indemnities for off-site disposal of hazardous materials and pending litigation and disputes until the aggregate of claims for such breaches and indemnities exceeds a $1 million deductible, from which point the indemnity is available for all claims beyond that point. Liability for claims other than those described above are not subject to such threshold; and

•	Exelon’s indemnity is capped at $30 million for most matters covered by the indemnification provisions. Significant exceptions include breaches of key representations and warranties regarding due organization and status, authority and enforceability, capital stock and subsidiaries and the specific indemnity provision for pre-closing tax liability, for which the cap is the purchase price of $135 million.

     On September 29, 2004, MDE acquired all of the shares of ETT Nevada, Inc., which owns a 75% equity interest in Northwind Aladdin, and separately all of the senior debt in Northwind Aladdin from a wholly owned subsidiary of Exelon. The acquisition price for the shares and senior debt was $26.1 million plus a working capital adjustment of $2.0 million. Because we own MDEH, the holding company for MDE, we benefit from the protective provisions of the purchase agreements relating to these transactions. Pursuant to these purchase agreements, Exelon has provided MDE with customary representations, warranties and indemnities. Specific limitations on these indemnities include the following:

•	there is no liability under the purchase agreements for breaches of representations and warranties or covenants or under the specific indemnities for off-site disposal of hazardous materials and pending litigation and disputes until the aggregate of claims for such breaches and indemnities exceeds a $200,000 deductible, at which point the indemnity is available for all claims in excess of $200,000. Liability for claims other than those described above is not subject to such threshold; and

•	Exelon’s indemnity is limited to $6 million for most matters covered by the indemnification provisions. Significant exceptions include breaches of key representations and warranties regarding due organization and status, authority and enforceability, capital stock and subsidiaries and the specific indemnity provisions for pre-closing tax liability and the ownership or business operations of Northwind Las Vegas LLC, a former subsidiary of ETT Nevada, Inc., for which the cap is the purchase price.

     In addition to the purchase prices under the purchase agreements, MDE incurred fees and other expenses of approximately $9 million in connection with the completion of the acquisition of Thermal Chicago and ETT Nevada, Inc. and required cash for debt service reserves of approximately $4 million.

     Industry Overview

     District energy is the provision of chilled water, steam and/or hot water to customers from a centralized plant through underground piping for cooling and heating purposes. A typical district energy customer is the owner/manager of a large office or residential building or facilities such as hospitals, universities and other municipal buildings. District energy systems exist in most major North American and European cities where cooling and heating are essential, some of which have been in operation for over 100 years. District energy is not, however, an efficient option for suburban areas where customers are widely dispersed.

     In relation to district cooling, water is obtained from the municipal system and is chilled using electric chillers. Within the plant, a refrigerant gas is compressed into a liquid state. This liquid refrigerant is piped into a larger (less pressurized) chamber, allowing it to expand. The chamber is surrounded by water pipes. As part of the expansion process, the refrigerant absorbs heat from the water in the pipes into the expanding gas, causing the water to be chilled. The chilled water is then sent down a system of underground pipes to buildings where the thermal energy (cold temperature) is transferred into the buildings’ internal systems. System water does not mix with in-building water; instead the thermal energy is transferred via a heat exchanger. Water is then returned to the plant for re-chilling through the same system. While the process is relatively simple, operating a district energy system at high levels of availability and optimum levels of efficiency is complex. The key operating risks are limited primarily to the availability of electricity (i.e., blackouts) and general system breakdowns (in either plant or distribution systems).

     District heating is the provision of steam or hot water through pipes for use as a heating source. The steam is generated through the burning of fuel to boil water in a boiler. The steam is distributed through underground piping. After the steam is used to heat the customer’s facility, the condensed steam is returned to the central plant.

     Revenues from providing district energy services under contract are usually comprised of fixed capacity payments and variable usage payments. Capacity payments are made regardless of the actual volume of hot or cold water used. Usage payments are based on the volume of hot or cold water used.

     District energy provision is largely unregulated in the United States, although each multi-customer system usually has an agreement with the city in which it operates that provides permission to lay pipes under the streets (generally in the form of a use agreement or concession). The plans for laying of these pipes need to be drawn up and provided to the city engineers for approval. Our district energy business is not subject to specific government regulations; however, our downtown Chicago operations are operated subject to the terms of a Use Agreement with the City of Chicago. See “— Business — Thermal Chicago — City of Chicago Use Agreement.”

     Strategy

     We believe that we can grow our district energy business through internal growth via capital expenditure and through acquisitions.

     Internal Growth. We plan to grow revenues and profits by increasing the output capacity of Thermal Chicago’s plants in downtown Chicago. We anticipate spending up to $7 million over the next three years which, in conjunction with Thermal Chicago’s operational strategy, will increase the saleable capacity of the Chicago downtown system by 13,000 tons. In addition, further minor system modifications have been made that increased capacity by 2,000 tons and we anticipate another 1,000 tons will be added by the end of 2005. A portion of this increased capacity will be used to accommodate four customers who will automatically convert from interruptible to continuous service in 2006, with the balance sold to new or existing customers. We anticipate that the expanded capacity sold to new or existing customers will be under contract or subject to letters of intent prior to Thermal Chicago committing to the capital expenditure.

     Acquisitions. We will seek to grow our district energy business through acquisitions of other district energy systems on favorable economic terms. The ownership of district energy systems in the United States is highly fragmented, and we believe the sector has potential for consolidation. Also, a number of diversified electric utilities with non-core district energy operations may seek to sell their systems. We anticipate that these systems, once acquired, will continue to be operated under the direct control of local management.

     Business — Thermal Chicago

     Customers

     Thermal Chicago has 98 customers in downtown Chicago and one outside the downtown area that comprise a diverse customer base consisting of retail stores, office buildings, residential buildings, theaters and government facilities. Customers include a number of landmark Chicago buildings. Office and commercial buildings comprise approximately 70% of the customers. No one customer accounts for more than eight percent of total contracted capacity and only four customers account for more than five percent of total contracted capacity each. The largest 21 customers account for approximately 70% of contracted capacity.

     Our downtown business has sold 83,292 tons of chilling capacity pursuant to contracts under which it is obligated to provide continual service and 12,875 tons of chilling capacity to interruptible customers, whose service may be discontinued at any time and who in return pay lower prices for the service. Thermal Chicago is able to sell continual service capacity in excess of the capacity of its system (83,900 tons) because customers do not all use their full capacity at the same time. Historically, because of this diversity in customer usage patterns, Thermal Chicago has had to discontinue service to interruptible customers only once. Four of these interruptible customers will become customers requiring continual service in 2006. The total capacity contracted to these four customers is approximately 6,700 tons and Thermal Chicago has the ability to increase output capacity to accommodate this conversion with minimal capital expenditure. The conversion of these customers will lead to revenue increases of approximately $1 million per year as these customers will lose the discounts currently applicable to interruptible customers.

     Customer Contracts — General

     Thermal Chicago enters into contracts with the owners of the buildings to which the chilling service is provided. The terms of customer contracts vary from customer to customer; however, there are a number of contract terms that are generally consistent across all customers. The majority of customer contracts expire in the period from 2016 to 2020. The weighted average life of customer contracts as of March 2, 2005 is approximately 15 years.

     Customer Contract Expiry

     At expiration, 67% of our customer contracts either automatically renew unless our district energy business terminates them or are silent in relation to renewal. This effectively gives Thermal Chicago the ability to re-price these contracts at expiry subject to agreement with the customer. The automatic renewal terms range from five to ten years. The rest of the customer contracts provide the customer with the option to renew the contract at the existing contract pricing for similar renewal terms of five to ten years.

     Because of a lack of competition from other district energy systems and district energy’s advantages over alternative sources of cooling for customers, we believe that a substantial majority of existing contracts of Thermal Chicago will be renewed at expiry. See “— Competition.”

     Contract Pricing

     Under the customer contracts, customers pay two charges to receive chilling services: a fixed charge, or capacity charge, and a variable charge, or consumption charge. The capacity charge is a fixed monthly charge based on the capacity of chilled water that Thermal Chicago has contracted to make available to the customer. The consumption charge is a variable charge based on the volume of chilled water actually used during a billing period. Approximately half of the revenues of Thermal Chicago come in the form of capacity charges and the balance in the form of consumption charges.

     Adjustments to the capacity charge and consumption charge occur periodically, typically annually, either based on changes in certain economic indices or, under some contracts, at a flat rate. Thermal Chicago makes the necessary adjustments and then invoices the customer appropriately. Capacity charges generally either increase at a fixed rate or are indexed to the Consumer Price Index, or CPI, which is a broad measure of inflation. Consumption charges are generally indexed to changes in a number of economic indices. These economic indices measure changes in the costs of electricity, labor and chemicals in the region in which Thermal Chicago operates. While the indices used vary from contract to contract, consumption charges in 90% of contracts (by capacity) are indexed to indices weighted at least 50% to increases in the cost of electricity with the balance indexed to costs of labor and chemicals.

     This weighting is comparable to the composition of direct expenses, approximately 40% of which are for electricity. Each of the five downtown plants has contracted to purchase electricity under rates that are optimal for the electricity usage profile of the plants as a portfolio. Electricity markets in Illinois are currently scheduled to be deregulated on January 1, 2007. At present, electricity prices in Illinois are effectively frozen, and it is likely that once deregulation occurs, prices will increase and become more volatile. While the inclusion of electricity costs in the indices used to adjust consumption charges significantly protects operating income in the event of an increase in electricity prices in Illinois, our district energy business is exposed to the risk that its actual unit cost of electricity could increase by more in relative terms than the electricity index included in the indices used to index consumption charges. This could occur because the electricity index used is an index that reflects the cost of electricity across a broad geographic region in the Midwest of the United States that may not necessarily exactly reflect the electricity costs of Thermal Chicago in Chicago. An increase in the volatility of electricity prices subsequent to deregulation could exacerbate any divergence between changes in our actual unit costs of electricity and changes in the electricity index.

     Other Contract Terms

     Events of Default and Contract Termination. Customer contracts generally permit termination by the customers if, after an appropriate cure period, Thermal Chicago fails to provide the chilled water service or otherwise fails to comply with the terms of the contract. Thermal Chicago can terminate the contracts if, after an appropriate cure period, customers fail to make payments to it or otherwise fail to comply with the terms of the contract.

     Make Whole Payments. Except for two contracts that comprise less than 1% of capacity sold, if a customer wishes to terminate a contract early or Thermal Chicago terminates the contract for customer default, then the customer is required to pay a lump sum. While the formulas vary across contracts, the basic principle is that the lump sum payment enables Thermal Chicago to recover a portion of the capital that it invested to provide the service to the customer.

     System Failure Damage. If the chilling system fails for reasons other than temporary shutdown for maintenance or force majeure and Thermal Chicago defaults under its contracts, it is generally liable to some degree for damages to the customer. The most common forms of system failure damages provided by the terms of the customer contracts are:

•	capacity charges are abated, typically after three to five consecutive days of no chilled water service;

•	our district energy business becomes responsible for all resulting losses and damages; and

•	our district energy business becomes responsible for all costs of renting and installing temporary chilling equipment.

     Losses and damages are typically defined in the contracts, and in these cases are restricted to physical damages to property, etc. Some contracts are vague in regard to the definitions of losses and damages and therefore give rise to the risk of suit for consequential damages. As a result of these potential damages, Thermal Chicago operates with a high level of reliability and the necessary level of redundancy.

     Change of Ownership Assignment. Generally, the customer requires the consent of Thermal Chicago to assign its obligations under the contract (which may occur if the customer wishes to sell the property to which we provide service). In some cases, the contract may be assigned without the consent of Thermal Chicago, provided that the assignee meets certain credit standards.

     Operations

     Each chilling plant is manned when in operation and has a central control room from which the plant can be operated and monitored and customer site parameters can be monitored and controlled. The plant operators can monitor, and in some cases control, the functions of other plants allowing them to cross-monitor critical functions at the other plants when those plant operators are out of their respective control rooms. The control room at Plant 2 is set up as the primary system control room with extensive monitoring and control functions and is where the majority of day-to-day system operating decisions are made.

     Since the commencement of operations, there have been no unplanned interruptions of service to any customer. Occasionally, Thermal Chicago has experienced plant or equipment outages due to electricity loss or equipment failure; however, in these cases Thermal Chicago had sufficient idle capacity to maintain customer loads. When maintenance work performed on the system has required customer interruption, Thermal Chicago has been able to coordinate its operations for periods of time to meet customer needs. The effect of major electric outages is generally mitigated since both customers and the plants are equally affected; the plants affected by the outages cannot produce cooling and affected customers are unable to use the cooling service.

     Corrective maintenance is typically performed by qualified contract personnel and off-season maintenance is performed by a combination of plant staff and contract personnel.

     The largest and most variable direct expense of the operation is electricity. As a consequence, operating personnel manage this cost in accordance with a strategy that takes into account system hydraulic requirements and the costs and efficiencies of each plant based on their design, operation and the electricity rate plan. Also, four of the downtown plants and the stand-alone plant outside the downtown area have large tanks in which ice can be made overnight to store thermal energy when electricity costs are generally lower. This ice is then used during the day to chill water when electricity costs are highest.

     Competition

     Thermal Chicago is not subject to substantial competitive pressures. Pursuant to customer contracts, customers are generally not allowed to cool their premises by means other than chilled water service provided by our district energy business. The exception is when Thermal Chicago cannot or chooses not to provide additional capacity. The customer also may be allowed to operate separate cooling units to be used as back-up for critical operations.

     In addition, the major alternative cooling system available to building owners is the installation of a stand alone In-House Heating, Ventilation and Cooling System (HVAC). While we consider that competition from HVAC exists, we do not consider that it has a material impact on the likelihood that the current contracts will be renewed with existing customers at their scheduled maturity. Installation of an HVAC system requires significant building reconfiguration and space and capital expenditure, and our district energy business can take advantage of economies of scale in terms of plant efficiency, staff and fuel sourcing.

     We believe competition from an alternative district energy system in the Chicago downtown market is unlikely. There are significant barriers to entry including the significant capital investment required, the need to obtain City of Chicago consent and the difficulty in obtaining sufficient customers given the number of buildings in downtown Chicago already committed under long-term contracts to the use of the system owned by Thermal Chicago.

     City of Chicago Use Agreement

     Thermal Chicago is not subject to specific government regulation, but our downtown Chicago operations are operated subject to the terms of a Use Agreement with the City of Chicago. The Use Agreement establishes the rights and obligations of our district energy business with the City of Chicago for the utilization of certain public ways of the City of Chicago for the operation of our district cooling system in downtown Chicago. Under the Use Agreement, Thermal Chicago has a non-exclusive right to construct, install, repair, operate and maintain the plants and facilities essential in providing district cooling chilled water and related air conditioning service to customers. The principal provisions of this agreement are summarized below:

•	Thermal Chicago is required to pay annual compensation to the City of Chicago for the right to use the public ways in the amount of the greater of (i) $552,000 or (ii) 3% of the total revenue related to the operation, lease, exchange or use of our district cooling system, subject to the City of Chicago’s right to adjust compensation every five years. If the compensation rate is adjusted to exceed 4% of total revenue, then Thermal Chicago has certain rights, including arbitration, to dispute the rate increase. Thermal Chicago also pays certain surcharges for the use of the City of Chicago’s tunnels;

•	the City of Chicago retains the right to use the public ways for a public purpose and may request that Thermal Chicago remove, modify, replace or relocate its facilities at our expense;

•	Thermal Chicago is required to post a surety bond or provide a letter of credit in the amount of $5 million to ensure its performance obligations;

•	the City of Chicago has the right to contract with Thermal Chicago and its affiliates for the provision of a chilled water service under no less favorable than the most advantageous terms and conditions offered to and accepted by any other customers of Thermal Chicago in similar or identical transactions;

•	any expansion of Thermal Chicago’s plants and facilities requires approval by ordinance of the City Council of Chicago; and

•	a prior approval of the City Council of Chicago will be required in the event of a change in control or any transfer or assignment of the Use Agreement.

     The Use Agreement expires on December 31, 2020. Any proposed renewal, extension or modification of the Use Agreement will be subject to the approval by the City Council of Chicago. Prior to the expiration date, the agreement may be terminated by the City of Chicago for uncured material breaches of its terms and conditions by Thermal Chicago. If Thermal Chicago installs any facilities that are not properly authorized under the Use Agreement or if the district cooling system does not conform with the standards generally applied by the City of Chicago, the City of Chicago may impose upon Thermal Chicago liquidated damages in the amount of $6,000 per day if we fail to remove, modify, replace or relocate its facilities when requested by the City of Chicago.

     Management

     The Thermal Chicago management team has a broad range of experience that includes engineering, construction and project management, business development, facility operations and maintenance, project consulting, energy performance contracting, and retail electricity sales. The team also has significant financial and accounting experience.

     Business — Northwind Aladdin

     Customers

     Approximately 90% of Northwind Aladdin’s cash flows are generated from a long-term contract with the Aladdin resort and casino, with the balance generated from a contract with the Desert Passage shopping mall. The Aladdin resort and casino is located at the center of Las Vegas Boulevard in Las Vegas and includes a 2,567-room hotel, a 100,000 square foot casino and a 75,000 square foot convention and conference facility.

     In 2001, the then owner of the Aladdin resort and casino filed for bankruptcy protection under Chapter 11. Pursuant to a settlement agreement approved by the bankruptcy court, Opbiz, LLC, a consortium comprised of Starwood Hotels and Resorts, Robert Earl, the chairman of Planet Hollywood, and Bay Harbor Management acquired the Aladdin resort and casino in September 2004 for approximately $600 million including the assumption of debt and equity commitments. Opbiz also assumed the obligations of the Aladdin resort and casino under the contract with Northwind Aladdin.

     Contracts

     The existing customer contracts with Aladdin resort and casino and the Desert Passage shopping mall both expire in February 2020. At expiry of the contracts, the plant will either be abandoned by Northwind Aladdin and ownership will pass to the Aladdin resort and casino for no compensation, or the plant will be removed by Northwind Aladdin at the cost of the Aladdin resort and casino.

     Operations

     The Northwind Aladdin plant has been in operation since 2000 and has the capacity to produce 9,270 tons of chilled water, 40 million BTU of heating per hour and approximately 5 megawatts of electricity. The plant has a central control room which is manned 24 hours a day. The plant supplies district energy services to its customers via an underground pipe system.

     Northwind Aladdin LLC Limited Liability Company Agreement

     Northwind Aladdin LLC’s limited liability company agreement, or the operating agreement, dated March 18, 1999 (as amended on March 15, 2002) provides for, among other things, the ownership rights of its members, NEICO, and ETT Nevada, Inc., respectively. The operating agreement provides that the business and affairs of Northwind Aladdin are managed by or under the direction of a board of managers to which ETT Nevada, Inc. is entitled to appoint three members and NEICO is entitled to appoint one member. Provided all members of the board of managers are present, decisions of the board of managers require the approval of three of the four directors, except for certain reserved matters, including approval of the budget and capital calls, which require unanimous approval. With respect to amendments to the operating agreement, the approval of members owning not less than 80% of the interests is required in addition to unanimous board approval. In the event of a deadlock, the dispute is referred to the chief executive officers of the ultimate parent companies of the members and, if the deadlock remains unresolved, the members can elect to exercise a buy-out mechanism.

     Terms of Senior Secured Notes Issued by MDE

     Under the terms of the senior secured notes issued by MDE, MDE and its subsidiaries are required to either:

•	confirm that they are not subject to regulation by the Public Utilities Commission of Nevada; or

•	obtain a certificate of public convenience and necessity from the Public Utilities Commission of Nevada.

     If MDE and its subsidiaries are unable to meet the above requirements by June 29, 2006, the debt service coverage ratio calculation with respect to the senior secured notes will be adjusted to exclude from cash flow the revenue, but not the operating, maintenance and capital expenditure costs, derived from Northwind Aladdin’s operations unless an indemnity is obtained from the direct or indirect parent of MDE that satisfies certain creditworthiness requirements.

     Employees

     Our district energy business has 42 full-time employees and one part-time employee. There are 34 plant staff members employed under the terms of contracts with the International Union of Operating Engineers. In Chicago, these contracts run for three years and expire on January 14, 2006. In Las Vegas, the contract term is currently four years and expires on March 31, 2009.

Toll Road Business

     Overview

     Connect M1-A1 Limited operates the M1-A1 Link Road, or Yorkshire Link, a highway of approximately 19 miles in length that links the M1 and M62 highways south of Leeds and the A1 highway south of Wetherby in England. Connect M1-A1 Limited is responsible under a concession with the U.K. government’s Transport Secretary for the design, building, financing and operation of Yorkshire Link, until 2026. Yorkshire Link is part of the U.K. national highway network and provides a major road link for both national and regional traffic. It also serves a local function by providing a bypass around Leeds and access for employment in the East of Leeds area. Connect M1-A1 Limited had revenue of £46.3 million and operating income of £32.4 million during the year ended March 31, 2004.

     In return for building and operating Yorkshire Link, Connect M1-A1 Limited receives revenues under a shadow tolling system. Under a shadow tolling system, road users do not pay tolls; instead, the U.K. government pays fees or “shadow tolls” to Yorkshire Link based on the volume of user traffic on Yorkshire Link. Revenue is subject to a predetermined cap, but is protected from reductions in traffic to the extent that projected traffic exceeds the capped revenue level. Traffic has been steadily growing and has been relatively stable and predictable.

     Our Acquisition

     On December 22, 2004 we acquired 100% of Macquarie Yorkshire Limited, or Macquarie Yorkshire, from Macquarie European Infrastructure plc, or MEIP, an entity that is a member of the Macquarie Infrastructure Group, or MIG, for a total purchase price of $84.7 million including transaction costs. MIG is an infrastructure fund managed by the Macquarie Group that is listed on the Australian Stock Exchange.

     Macquarie Yorkshire owns 50% of Connect M1-A1 Holdings Limited, or CHL, which owns 100% of Connect M1-A1 Limited. Connect M1-A1 Limited is the holder of the Yorkshire Link concession. The remaining 50% interest in CHL is held by Balfour Beatty, one of the U.K.’s leading construction companies, concession owners, infrastructure service operators and maintenance providers, for whom the U.K. road sector is a core business.

     We set aside a further £1 million ($1.9 million) of the cash acquired through our acquisition of Macquarie Yorkshire to cash collateralize a letter of credit of the same amount required by a lender to Connect M1-A1 Limited as security for funding breakage costs on their fixed rate loan. This cash will be released when certain financial tests are met by Connect M1-A1 Limited. We currently anticipate that these tests will be met in December 2005.

     Industry Overview

     Toll roads exist in almost every developed country in the world. Using “user pays” tolls to finance the development of essential road infrastructure represents an alternative to imposing general tax increases. Governments in various countries, including Australia and the United Kingdom, faced with fiscal pressures and growing needs for new road infrastructure have since the 1980s and 1990s sought to have the private sector develop new toll roads. This privatization offers several advantages for governments, including allowing a transfer of development risk, including construction time and costs, actual traffic usage and future maintenance costs, to the private sector.

     Significant impediments limit new road construction, including required governmental and environmental permits and approvals, scarcity of available land on which to build and significant time and upfront construction costs. For example, construction of Yorkshire Link took approximately three years and cost approximately £300 million.

     Operational toll roads are generally attractive to owners in that road traffic growth, and therefore revenue growth, has historically been quite resilient.

     The use of shadow toll road programs has an established history of operations in the United Kingdom. Yorkshire Link is one of eight shadow toll road programs implemented by the U.K. government since 1996 and was one of the first road programs procured under the U.K. government’s Private Finance Initiative. As compared to a toll road, the shadow tolling system provides a benefit to owners by not requiring the construction and staffing of tollbooths. Furthermore, the only revenues that need to be accounted for are for payments that are received monthly from the Transport Secretary. Drivers, in turn, do not have to contend with the delays caused by tollbooths.

     Business

     Operations

     In March 1996, Connect M1-A1 Limited signed a concession with the Transport Secretary to design, build, finance and operate Yorkshire Link for a 30-year contract term in return for shadow tolling revenues. Pursuant to the concession, Yorkshire Link must be operated and maintained by Connect M1-A1 Limited throughout the 30-year period. The concession expires in 2026, when Connect M1-A1 Limited will no longer be entitled to receive revenues and will not be responsible for the maintenance of Yorkshire Link.

     Construction on Yorkshire Link was completed in 1999, and vehicles began using the road that same year. Yorkshire Link is a mature operational phase road with five years of operational history. Therefore, a base level of traffic has been established, and there is substantial management experience within Connect M1-A1 Limited in operating Yorkshire Link.

     Concession Revenue

     Pursuant to the concession, shadow toll revenue paid by the Transport Secretary is based on two factors:

•	Traffic Volume. The volume of traffic using Yorkshire Link is categorized either as heavy goods vehicles, which are vehicles over 17 feet in length, such as trucks, and other vehicles, such as cars and motorcycles. Vehicles are counted by traffic measuring equipment placed along the length of the road. For traffic measurement purposes, the total length of all the sections of Yorkshire Link is 26.3 kilometers (16.4 miles).

•	Fees. A fee per vehicle-kilometers, or vkms, which varies annually, is determined based upon the type of vehicle and the number of vkms traveled in various (4) “bands,” pursuant to a formula.

     Calculation of Revenue

     The amount payable to Connect M1-A1 Limited for each vkm traveled by heavy goods vehicles and other vehicles is determined through the use of bands. Each vehicle category has four traffic volume bands, and different amounts are payable per vkm in each band.

     Historical revenue calculations under each band are as follows:

     For the concession year ended March 31, 2004, other vehicles traffic was 624.8 million vkms, and revenue calculations were as follows:

	vkms	Payment	Revenue
Band	(in millions)	(pence per vkm)	(£ in millions)
1	0 – 395.2	4.79	£18.9
2	395.2 – 503.2	3.60	3.9
3	503.2 – 645.2	3.15	3.8
4	Over 645.2	0	0

			£26.6

     For the concession year ended March 31, 2004, heavy goods vehicles traffic was 144.6 million vkms, and revenue calculations were as follows:

	vkms	Payment	Revenue
Band	(in millions)	(pence per vkm)	(£ in millions)
1	0 – 124.1	14.08	£17.5
2	124.1 – 144.1	10.80	2.2
3	144.1 – 158.1	14.64	0.1
4	Over 158.1	0	0

			£19.8

     For the concession year ended March 31, 2003, other vehicles traffic was 602.8 million vkms, and revenue calculations were as follows:

	vkms	Payment	Revenue
Band	(in millions)	(pence per vkm)	(£ in millions)
1	0 – 387.5	4.83	£18.7
2	387.5 – 495.5	3.55	3.8
3	495.5 – 637.5	3.11	3.3
4	Over 637.5	0	0

			£25.8

     For the concession year ended March 31, 2003, heavy goods vehicles traffic was 140.5 million vkms, and revenue calculations were as follows:

	vkms	Payment	Revenue
Band	(in millions)	(pence per vkm)	(£ in millions)
1	0 – 121.1	14.25	£17.3
2	121.1 – 141.1	10.66	2.1
3	141.1 – 155.1	14.45	0
4	Over 155.1	0	0

			£19.4

     Each year the bands are adjusted and payments per vkm of traffic in the various bands are subject to a series of escalation adjustments as follows:

•	Band 1 increases in size each year by 2% for other vehicles and 2.5% for heavy goods vehicles. Bands 2 and 3 are also increased to maintain a constant width in vkms, and Band 4 has no upper limit. In addition, the payment per vkm of traffic for Band 1 is reduced by an equivalent proportion. The net effect of these changes is that if annual traffic is above Band 1, then the revenue generated from Band 1 remains constant, ignoring the other two revenue adjustments discussed below. The same result applies if annual traffic is above Band 2 and Band 3 — revenue generated from those bands remains constant, ignoring the other two revenue adjustments discussed below;

•	the payments per vkm of traffic in each of the bands are partially indexed to movement in the U.K. Retail Price Index, a measure of inflation in the United Kingdom. Band 1 payments per vkm are escalated by 38% of the Retail Price Index and Bands 2 and 3 by 40% of the Retail Price Index each year;

•	it should be noted that in the absence of traffic growth or inflation, total revenues will decline through time as a consequence of these band adjustments; and

•	a final global factor, which varies from time to time, is applied to the payment per vkm of traffic in all bands. This global factor remains constant until September 2007, when it decreases by 0.2% and then increases in September 2010 by 8.9%. In March 2014, this global factor will have the effect of reducing revenue per vkm significantly, and less significant downward revisions will also occur in 2017 and 2020. These global factors were set in 1996 when the concession was signed, the purpose of which was to ensure that revenues generally followed the underlying cost profile of Connect M1-A1 Limited (as originally projected) and, in particular, its debt service obligations. The current debt repayment schedule recognizes and accommodates these revenue reductions in the future.

     Adjustments are also made for lane closure charges and certain other matters, if required. Lane closure charges have been very minor to date, and they have been largely passed through to subcontractors responsible for such lane closures. The calculation is made within a few months after the end of the concession year when all the required variables have been determined.

     Under the concession, the Transport Secretary makes provisional payments to Connect M1-A1 Limited each month, equal to the previous year’s traffic payment divided by twelve. In practice, it may take a few months to agree on the final traffic payment for each concession year, in which case monthly provisional payments continue at the prevailing rate. When the payment due to Connect M1-A1 Limited under the concession has been finally calculated, there is an annual reconciliation so that any under- or over-payment to date is corrected. The traffic payment for the year ended March 31, 2004 was £46.4 million ($89.3 million). As a result, in the concession year ending March 31, 2005, Connect M1-A1 Limited has provisional payments of approximately £3.87 million ($7.4 million) per month.

     Factors Likely to Affect Future Traffic Flows

     We believe that two new road developments will affect future traffic flows on Yorkshire Link. One is the East Leeds Link, a new road connecting an existing junction near the midpoint of Yorkshire Link to Leeds city center. The other development is the A1(M) improvement between Darrington, south of the M62, and Dishforth, about 35 kilometers north of Yorkshire Link. It will result in the whole of the A1 being widened and improved along sections of the route to dual three-lane roadways to allow for higher speed traffic.

     We expect that East Leeds Link will slightly increase traffic on Yorkshire Link when it opens, which is currently expected to be in 2007. The second road development, the improvement to the A1(M), is currently under construction and, when completed, which is expected to be by the end of 2006, traffic on Yorkshire Link is expected to decrease by a modest amount.

     The West Yorkshire Local Transport Plan, or LTP, which was published in 2000, sets forth the local context for transportation in which Yorkshire Link operates, although Yorkshire Link also carries longer-distance traffic and is less sensitive to local factors than the surrounding local roads. The target for traffic growth on all roads in West Yorkshire established by the LTP is 5% from 1999 to 2006. This compares with U.K. government forecasts of between 8.5% and 15.2% for the region over the same period. Regional traffic actually decreased by 2% from 1999 to 2002 and 2003. Thus, the growth observed on Yorkshire Link has been achieved in spite of lower-than-expected growth of regional traffic.

     The LTP also includes plans for the Leeds Supertram network of three tram lines, which may have some negative impact on growth of Yorkshire Link traffic. The lines were programmed to be fully operational in 2007, but the project is delayed by a government review of options and the opening date is uncertain.

     Operations and Maintenance

     Under the terms of the concession, Connect M1-A1 Limited is responsible for the operation and maintenance of Yorkshire Link. Connect M1-A1 Limited is also responsible for the lighting and associated energy costs and the communications systems on the road. The police are responsible for managing traffic flow, although Connect M1-A1 Limited is required to provide assistance in the event of accidents.

     The operations and maintenance activity and the management of the concession requirements are managed and coordinated by a small operations team consisting of a staff of six seconded from Balfour Beatty, the cost of which is recovered from Connect M1-A1 Limited based on a cost-plus formula. Operations have been substantially subcontracted under short- to medium-term contracts of varying duration, and there are an additional 14 full-time staff members on site from subcontractor organizations.

     These subcontractor contracts represented approximately 80% of the routine maintenance costs for the 2004 concession year.

     Connect M1-A1 Limited has met the operational requirements of the concession over the five years it has operated and maintained Yorkshire Link. The operations and maintenance requirements of the concession can be described in the following categories:

•	routine operations and maintenance, including landscape management, cleaning work, replacing faulty lighting, repairing fencing and crash barriers resulting from traffic accidents, maintaining the communications and traffic counting equipment, structural inspections, spreading salt and clearing snow and periodically verifying the traffic counting data; and

•	periodic maintenance, consisting mainly of repair, resurfacing and reconstruction work that is required from time to time to restore basic qualities, such as skid resistance, to the road pavement, and to extend the life of the road by adding extra strength to cater to increased traffic loadings.

     There are penalty point and warning notice provisions in the concession that may be imposed if there are deficiencies in the way Connect M1-A1 Limited manages its operations and maintenance responsibilities. Connect M1-A1 Limited has not received any penalty points or warning notices since Yorkshire Link opened.

     Traffic Counting

     Traffic is counted by traffic measurement equipment, which has been installed in accordance with the specifications of the U.K. Highways Agency. Traffic is counted in each direction at nine sites that lie between each junction of Yorkshire Link. At each site, each lane, including the hard shoulder, is equipped with a pair of electromagnetic inductive loops buried in the roadway. The loops detect passing vehicles and are recorded by a counter unit. The loops also enable the length of vehicles to be measured in order to categorize vehicles into heavy goods vehicles and other vehicles. Software in the roadside equipment compares the output from adjacent lanes and automatically allows for the effects of vehicles straddling lanes. Periodic reports are generated from the central computer to form the basis of the annual calculation of vkms on which payment to Connect A1-M1 Limited is based. When data is missed, a patching procedure to which the U.K. Highways Agency has agreed is used to estimate the missed vehicles. In addition, traffic flows are recorded on video and compared with loop data for consistency.

     Warranty for Defects

     Connect M1-A1 Limited subcontracted the design and building of Yorkshire Link to a construction joint venture consisting of Balfour Beatty CE Ltd. and Skanska Construction U.K. Ltd. In addition to the construction of the new route, the initial construction works included improvements to sections of the existing road.

     The construction joint venture is obligated under a twelve-year warranty for latent defects that expires in 2011. The construction joint venture also has extended the warranty to cover defects in the sections of the road that were in existence when its works began. The construction joint venture has indemnified Connect M1-A1 Limited in respect of any consequential losses, except in relation to the sections of the existing road, and any lane closure charges that may be incurred as a result of such defects. The obligations of the construction joint venture partners are joint and several, and they are supported by guarantees from Balfour Beatty and Skanska AB. Cracking defects have been identified on the road surface on certain sections of Yorkshire Link that have required resurfacing repairs to be carried out at the construction joint venture’s expense. Connect M1-A1 Limited believes any such further defects would be the responsibility of the construction joint venture, which is investigating the problem with the help of its consultants. Connect M1-A1 Limited is waiting to receive a proposal from the construction joint venture as to how the construction joint venture intends to deal with the problem in the longer term.

     Employees

     Connect M1-A1 Limited has no employees. All operational staff are either employed by Balfour Beatty and seconded to Connect M1-A1 Limited or employed by the various subcontractors.

     Shareholders’ Agreement

     We are a party to a shareholders’ agreement with Balfour Beatty that governs the relationship of the shareholders in CHL (formerly Yorkshire Link (Holdings) Limited) and Connect M1-A1 Limited (formerly Yorkshire Link Limited). The shareholders’ agreement effectively requires the consent of Macquarie Yorkshire and Balfour Beatty for any decisions relating to these companies.

     Based on current shareholdings, Macquarie Yorkshire and Balfour Beatty are each allowed to appoint three directors to the boards of CHL and Connect M1-A1 Limited. Currently, each has appointed two directors. Voting is pro rata with the shareholding being represented. All routine matters are decided by majority vote. Certain matters are reserved and determined on the basis of approval by not less than 90% of total shares. Such matters include amending the shareholders’ agreement or the constitutional documents of CHL or Connect M1-A1 Limited, the winding up of CHL or Connect M1-A1 Limited, acquisitions and disposals of companies by CHL or Connect M1-A1 Limited, and tendering for new work by CHL or Connect M1-A1 Limited. In addition, certain other matters relating to CHL and Connect M1-A1 Limited are reserved, requiring approval of directors appointed by a shareholder holding not less than 49% of the total shares. The shares of CHL and Macquarie Yorkshire are subject to preemption rights, and, in CHL’s case, they also are subject to tag-along rights by shareholders owning more than 5% of the total shares.

     In addition, the shareholders’ agreement requires all post-tax profits to be paid to shareholders as dividends, to the extent permitted by law and subject to making prudent reserves.

Our Investment in MCG

     Overview

     MCG is an investment vehicle that has been listed on the Australian Stock Exchange (ASX) since August 2002. MCG’s investment mandate is to acquire investments in communications infrastructure, such as broadcast transmission towers, wireless communications towers and satellite infrastructure, around the world. We have invested in MCG because it seeks to provide investors with sustainable dividend yields and the potential for capital growth through investments in communications infrastructure businesses or assets. Currently, MCG has two investments. MCG owns a 100% holding in Broadcast Australia, an Australian television and radio broadcast transmission provider, and a 54% interest in ntl:Broadcast, a provider of broadcast transmission and site leasing infrastructure operator in the U.K. and Republic of Ireland, which it acquired on January 31, 2005.

     Our Acquisition

     On December 22, 2004 we acquired 16.5 million stapled securities issued by MCG from Macquarie Investments Australia Pty Limited, for a total purchase price of $70 million.

     Our investment represents a 4.3% interest in Macquarie Communications Infrastructure Group, which owns 100% of Broadcast Australia and a 54% interest in ntl:Broadcast.

     Business

     Operations

     Broadcast Australia is the owner and operator of the most extensive broadcasting tower network in Australia and provides transmission services to the Australian Broadcasting Corporation, or ABC, and Special Broadcasting Service Corporation, or SBS, plus other services to regional television and other media, telecommunications and community organizations. Broadcast Australia operates approximately 600 transmission tower sites located across metropolitan, regional and rural Australia. Broadcast Australia owns or operates under leases at the majority of its sites.

     Broadcast Australia derived approximately 87% of its revenue for the fiscal year ended June 30, 2004 under contracts with ABC and SBS, prior to the acquisition of ntl:Broadcast. Generally, the contracts with ABC and SBS are over the long term, often 10 to 15 years. ABC and SBS receive most of their funding from the Australian Commonwealth government under a triennial funding arrangement. The funding allocated by the Commonwealth government for the purposes of broadcast transmission cannot be applied to other uses.

     Broadcast Australia is in the process of rolling out digital transmission services that it is contracted to introduce under its agreements with ABC and SBS prior to the acquisition of ntl:Broadcast. Under the agreements, as Broadcast Australia rolls out digital transmission services across its sites, it will earn additional revenue from the provision of digital broadcasts. The rollout of digital transmission will require significant capital expenditure, which is expected to be funded through an existing AUD 150 million Broadcast Australia debt facility. This debt facility was drawn to AUD 20 million on February 7, 2005. It is expected that future drawdowns may be made depending on Broadcast Australia’s future capital expenditure requirements. To the extent that the facility is drawn on its maturity date on June 26, 2006, it will need to be renewed or refinanced.

     ntl:Broadcast is one of the leading national broadcast transmission and site leasing infrastructure operators in the U.K. and is the second largest independent wireless site leasing provider. The business comprises three operating divisions. The Media Solutions division provides analogue and digital terrestrial transmission services to TV and radio broadcasters and end-to-end satellite transmission and playout services to direct-to-home and other customers. The Wireless Solutions division operates the second largest independent portfolio of wireless towers and sites available for lease in the U.K., providing services to all major mobile network operators and other network owners. The Public Safety division is the largest provider of managed radio communications services to emergency service organizations across the U.K. and the Republic of Ireland.

     Future Investments

     It is expected that MCG will make investments in other communications infrastructure businesses or assets in the future, although it will need to raise new equity to fund any significant acquisitions. It is possible that these investments will be partly funded through the issue of new MCG securities. We may have the opportunity to purchase additional MCG securities in such instances; however, we will have no obligation to do so.

     Management

     MCG is managed by Macquarie Communications Infrastructure Management Limited, an affiliate of the Manager, which is entitled to a base fee and a performance fee. The base fee is calculated and paid quarterly based on the net investment value (market capitalization plus borrowings and commitments less cash and cash equivalents). The performance fee is paid semi-annually based on MCG’s performance above the S&P ASX 200 Industrials Accumulation Index.

     Base fees payable by us to our Manager are reduced by the fees paid by MCG to the Macquarie Group that are attributable to our interest in MCG. As a result, there is no duplication of base management fees received by members of the Macquarie Group with respect to MCG.

     Trading History

     The securities of MCG were listed on the ASX on August 13, 2002 at an issue price of AUD 2.00. The table below outlines the quarterly trading history of MCG securities in Australian dollars from listing through the quarter ended December 31, 2004. Since its inception, MCG has paid distributions per stapled security of AUD 0.075 on February 12, 2003, AUD 0.08 on August 12, 2003, AUD 0.112 on February 12, 2004, AUD 0.118 on August 12, 2004, and AUD 0.144, on February 14, 2005.

				Average Daily
Quarter Ended	High Price	Low Price	Closing Price	Volume
	(in Australian dollars)
September 30, 2002	2.02	1.60	1.96	1,159,347
December 31, 2002	2.23	1.86	2.20	379,341
March 31, 2003	2.61	2.10	2.43	332,041
June 30, 2003	3.61	2.42	2.97	343,859
September 30, 2003	3.14	2.80	2.92	369,734
December 31, 2003	3.26	2.83	3.03	361,148
March 31, 2004	3.52	3.02	3.49	204,070
June 30, 2004	3.73	3.35	3.68	201,911
September 30, 2004	4.71	3.60	4.71	209,211
December 31, 2004	5.91	4.65	5.52	812,698

Our Investment in South East Water

     Overview

     South East Water, or SEW, is a regulated utility located in southeastern England that is the sole provider of water to almost 600,000 households and industrial customers. It is the second largest water only company in England, supplying approximately 105 million gallons of water per day to 1.4 million people across two sub-regions. Its supply area covers approximately 1,390 square miles of Kent, Sussex, Surrey, Hampshire and Berkshire.

     Our Acquisition

     We own 17.5% of SEW through an equivalent holding in Macquarie Luxembourg Water SarL, or Macquarie Luxembourg, which is indirectly the holding company for SEW. We acquired this investment because we believe that the cash yields and total returns available from investments in regulated utilities in the United Kingdom are attractive given the mature and transparent regulatory environment. A 50.1% controlling interest in SEW is held through a controlling interest in Macquarie Luxembourg by the Macquarie European Infrastructure Fund, or MEIF, which is managed by an affiliate of our Manager. MEIF is an unlisted infrastructure investment fund focused on making medium-term investments in infrastructure assets in Europe. We believe MEIF’s approach to the ownership and oversight of SEW is consistent with our approach. Three other institutional investors hold minority interests in SEW through minority interests in Macquarie Luxembourg including another investment vehicle managed by the Macquarie Group, which holds 7.4%. Members of the Macquarie Group are paid fees for providing management services to SEW. The base fees payable by us to our Manager under the management services agreement will be reduced by the portion of such non-performance-based management fees paid by SEW to the Macquarie Group that are attributable to our interest in SEW. As a result, there will be no duplication of base management fees received by members of the Macquarie Group with respect to SEW.

     Industry Overview

     The water sector in England and Wales was privatized by the U.K. government in 1989 and 1990 and consists of ten water and sewerage companies and twelve water-only companies. Water supply activities in England and Wales are principally regulated by the provisions of the Water Industry Act of 1991 and the Water Act of 2003, which we together refer to as the Water Industry Act, and regulations made under the Water Industry Act. Water-only companies are granted a license pursuant to that legislation. The provisions of the Water Industry Act, together with the license, are administered by the Director General of Water Services, who is aided by the Office of Water Services, or Ofwat, which is headed by the Director General. The responsibilities of Ofwat include the setting of limits on allowed water charges and monitoring and enforcing license obligations. In addition, water companies in England and Wales are required to meet drinking water quality standards monitored by the U.K. Drinking Water Inspectorate and general environmental law enforced by the U.K. Environment Agency.

     As water and sewage companies and water-only companies are natural monopolies, the prices that they are allowed to charge their customers for water are regulated by Ofwat. Every five years, Ofwat determines prices for the provision of water services for the upcoming five years based on an inflation and efficiency calculation. On December 2, 2004, Ofwat released its determination with respect to the prices that English and Welsh water companies, including SEW, are permitted to charge for the next price review period, which will run from April 1, 2005 to March 31, 2010. See “—Business—Regulation” below.

     Business

     Operations

     Currently, approximately 70% of SEW’s water is supplied from boreholes and aquifers, 20% is supplied from rivers and reservoirs and 10% is supplied under bulk supply contracts with Three Valleys Water plc and Southern Water Services Ltd., which are neighboring water utilities. The U.K. Environment Agency has supported a plan, expected to be completed in March 2005, to increase SEW’s deployable output through the provision of enhanced bulk supply infrastructure. Based on the known parameters of the categorization, the completion of this project is expected to improve SEW’s security of supply rating from Ofwat, which was C for the year ending March 31, 2004, to B (the second highest rating).

     SEW has a sophisticated telemetry-based system for monitoring water quality, flows, pressures and reservoir levels. Each water treatment works has a local monitoring system that checks these variables and relays data to an outstation unit that regulates activity levels at the treatment works and feeds data to a centralized operation center at the Haywards Heath headquarters, which is manned constantly.

     SEW balances supply and demand in line with industry best practice and is required to establish a 25-year plan for sustainable water resources acceptable to the U.K. Environment Agency and Ofwat. This plan is a combination of resource development and demand management measures, all of which are assessed on an economic basis before inclusion.

     Leakage detection and control continues to play an important role in demand management within SEW. SEW had the greatest percentage reduction of leakage levels in the year ended March 31, 2002 compared to any other water company in England and Wales. SEW met its leakage targets for March 2003 and 2004 and is on target to reach Ofwat’s economic level of leakage target for March 2005.

     In common with other water companies in England and Wales, SEW’s assets vary widely in age (with some over 100 years old), size and type but are generally constructed using industry-standard materials and technology in use at the time of their construction. SEW has developed a sophisticated system for the management and replacement of its assets based principally on the assessed risk and consequences of failure. Overall capital investment levels are targeted at maintaining a constant average level of risk across SEW’s area of supply. Individual programs aim to reduce risk in high risk areas. Water industry assets tend to be long-lived and SEW’s assets are no exception to the industry norm. Major assets are rarely completely replaced; short- to medium-life items (e.g., pumps, electrical switch-gear, instruments) can be replaced several times during the life of a treatment facility and a new plant can be fitted into existing buildings. Higher quality standards are often met by incrementally adding new treatment processes. Further capacity can be met by adding additional process streams to existing facilities. SEW is planning £75.7 million of capital expenditure to improve the reliability of supply and to fund expansion over the next five years, which it expects to finance through drawings under its existing debt facilities. As discussed below, pursuant to the approach utilized by Ofwat to determine SEW’s pricing, SEW will be entitled to earn sufficient revenue from its customers that enables it to adequately service this increased indebtedness.

     Regulation

     Ofwat determines the prices that SEW can charge its customers using an approach designed to enable SEW to earn sufficient revenues to recover operating costs, capital infrastructure renewal and taxes and to generate a return on invested capital, while creating incentives for SEW to operate efficiently. The outcome of the regulatory review process is the publication of k-factors by Ofwat for each year in the price review period. The k-factor is the amount that SEW is allowed to adjust its prices for water services for each year relative to inflation. For example, a k-factor of 5% in a given year would mean that SEW is allowed to increase its prices by inflation plus 5% in that year.

     The use of the k-factor also is designed to create incentives for water-only companies and water and sewage companies to generate efficiencies that can later be passed on to customers. Performance targets are established by reference to a company’s individual circumstances and its performance relative to other companies in the sector. Over the course of the current price review period, SEW has improved in all of its key performance areas, including customer service, leakage, water quality and operating efficiency.

     In the year ended March 31, 2004, Ofwat ranked SEW third (tied) out of the 22 companies in the water sector in England and Wales across a broad range of performance measures.

     In determining the annual k-factors, Ofwat is under a statutory duty to consider:

•	SEW’s ability to properly carry out its functions (including legal obligations such as meeting drinking water quality standards monitored by the Drinking Water Inspectorate);

•	the revenue SEW will need to finance its functions and earn a reasonable rate of return on its investment needed to meet its legal obligations;

•	the promotion of efficiency and economy (through rewards and penalties); and

•	the facilitation of competition.

     The following annual k-factors were set for SEW in the 1999 price review for the April 1, 2000 to March 31, 2005 price review period:

Year Ended March 31,	2001	2002	2003	2004	2005
k-factor (additive to the rate of inflation)	(16.1)%	(1.0)%	(1.5)%	0%	0%

     The reduction in prices for the year to March 31, 2001 reflected the return to customers of efficiencies achieved by SEW in the five years prior to March 31, 2000, together with a new target for further efficiencies. SEW has to date outperformed this regulatory target for the 1999 price review period. On December 2, 2004, Ofwat issued its final determination for the April 1, 2005 to March 31, 2010 price review period. The determination establishes an average k-factor over the period of 3.7% (i.e., SEW is permitted to increase prices at an annual rate of inflation plus 3.7%) with the following k-factor for each year in the period:

Year Ended March 31,	2006	2007	2008	2009	2010
k-factor (additive to the rate of inflation)	15.8%	2.3%	2.2%	0.5%	(1.6)%

     Environmental

     SEW is required to comply with various environmental legislation, including the U.K. Wildlife and Countryside Act of 1981, and the environmental requirements of the Water Industry Act. These obligations are proactively managed pursuant to SEW’s sustainable development policy.

     Employees

     As of March 6, 2005, SEW had approximately 430 employees. A minority of SEW’s employees are members of trade unions.

     At December 31, 2004, SEW’s defined benefit plans had assets of £89.2 million ($171.0 million). At March 31, 2005, SEW had a deficit against the actuarial assessment of liabilities of £12.5 million ($23.9 million). SEW has taken a number of steps to address this deficit, including closing the plan to new members in July 2002 and increasing employer contributions from 13.8% to 20.0% of pensionable remuneration beginning January 1, 2004 and to 30% beginning April 2005. SEW also increased employee contributions from 6% to 7% of pensionable remuneration beginning January 1, 2004. In addition, SEW raised the age required to qualify for an unreduced pension upon redundancy to 55 for those who were not yet 50 years old by July 1, 2003. Also SEW limited the conditions to qualify for an incapacity pension.

     SEW believes they have efficiently managed their defined benefit pension plans. In addition to the measures discussed above, in its final determination Ofwat has permitted SEW to recover half of its deficit as of March 31, 2004 through increased prices. To the extent that future funding costs increase beyond the level of funding provided by Ofwat, these future costs may be recoverable in future pricing.

     Shareholders’ Agreement

     Following the acquisition of our interest in SEW, we became a party to a shareholders’ agreement relating to Macquarie Luxembourg. The other parties to the agreement are MEIF, which holds 50.1% of Macquarie Luxembourg, and three other minority investors, which hold a combined 32.4% of Macquarie Luxembourg including another investment vehicle managed by the Macquarie Group, which holds 7.4%.

     We have no influence over the choice of the board of directors of Macquarie Luxembourg. The board of directors is authorized to make all decisions necessary to manage the affairs of Macquarie Luxembourg, except for certain reserved matters that require approval of 75% of the shareholders and other matters that require approval of all shareholders.

     The shareholders’ agreement requires all shareholders to use their powers to cause Macquarie Luxembourg’s directly owned subsidiary to make the maximum possible distribution to shareholders each year. This provision cannot be changed without our consent.

     The shares of Macquarie Luxembourg are subject to preemption rights. Our ability to subsequently transfer our interest in Macquarie Luxembourg is subject to rights of first refusal that are exercisable by MEIF in priority to the other shareholders (with whom we have the right to exercise such rights on the same terms). In the event that MEIF sells all (but not some) of its interest in Macquarie Luxembourg, all other shareholders are required to sell their interests to the same buyer on the same terms. In the event that MEIF sells some but not all of its interest in Macquarie Luxembourg, all other shareholders may sell some or all of their interests on the same terms.

AVAILABLE INFORMATION

     We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any document we file with the SEC at the SEC’s public reference room at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the operations of the public reference room. The SEC maintains a website that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including Macquarie Infrastructure Company) file electronically with the SEC. The SEC’s website is www.sec.gov.

     Our website is www.macquarie.com/mic. You can access our Investor Center through this website. We make available free of charge, on or through our Investor Center, our proxy statements, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We also make available through our Investor Center statements of beneficial ownership of the trust stock filed by our Manager, our directors and officers, any 10% or greater shareholders and others under Section 16 of the Exchange Act.

     You can also access our Governance webpage through our Investor Center. We post the following on our Governance webpage:

•	Trust Agreement of Macquarie Infrastructure Company Trust

•	Operating Agreement of Macquarie Infrastructure Company LLC

•	Management Services Agreement

•	Charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee

•	Corporate Governance Guidelines

•	Code of Ethics and Conduct

•	Information for Shareholder Communication with our Board of Directors, our Audit Committee and our Lead Independent Director

•	Policy for Shareholder Nomination of Candidates to Become Directors of Macquarie Infrastructure Company

     Our Code of Ethics and Conduct applies to all of our directors, officers and employees as well as all directors, officers and employees of our Manager. We will post any amendments to the Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, or NYSE, on our website. The information on our website is not incorporated by reference into this report.

     You can request a copy of these documents at no cost, excluding exhibits, by contacting Investor Relations at 600 Fifth Avenue, 21st floor, New York, NY 10020 (212-548-6538).

Item 1A. Risk Factors

     An investment in shares of trust stock involves a number of risks. Any of these risks could result in a significant or material adverse effect on our results of operations or financial condition and a corresponding decline in the market price of the shares.

Risks Related to Our Business

We have only operated as a combined company since December 2004 and we may not be able to successfully manage our businesses on a combined basis.

     We completed our initial public offering and the acquisition of our businesses and investments in December 2004. Our businesses have only been operated as a combined company since that time. As a result, we are in the process of developing effective systems and procedures, including accounting and financial reporting systems, to manage our operations. If we fail to do so in a timely manner, we may not be able to manage the combined enterprise on a profitable basis.

In the event of the underperformance of our Manager, we may be unable to remove our Manager, which could limit our ability to improve our performance and could adversely affect the market price of our shares.

     Under the terms of the management services agreement, our Manager must significantly underperform in order for the management services agreement to be terminated. The company’s board of directors cannot remove our Manager unless:

•	our shares underperform a benchmark index by more than 30% in relative terms and more than 2.5% in absolute terms in 16 out of 20 consecutive quarters prior to and including the most recent full quarter, and the holders of a minimum of 66 2/3% of the outstanding trust stock (excluding any shares of trust stock owned by our Manager or any affiliate of the Manager) vote to remove our Manager;

•	our Manager materially breaches the terms of the management services agreement and such breach continues unremedied for 60 days after notice;

•	our Manager acts with gross negligence, willful misconduct, bad faith or reckless disregard of its duties in carrying out its obligations under the management services agreement, or engages in fraudulent or dishonest acts; or

•	our Manager experiences certain bankruptcy events.

     Our Manager’s performance is measured by the market performance of our shares relative to the benchmark index. As a result, even if the absolute market performance of our shares does not meet expectations, the company’s board of directors cannot remove our Manager unless the market performance of our shares also significantly underperforms the benchmark index. If we were unable to remove our Manager in circumstances where the absolute market performance of our shares does not meet expectations, the market price of our shares could be negatively affected.

Our Manager can resign on 90 days’ notice and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations which could adversely affect our financial results and negatively impact the market price of our shares.

     Our Manager has the right, under the management services agreement, to resign at any time on 90 days’ notice, whether we have found a replacement or not. Australian banking regulations that govern the operations of Macquarie Bank Limited and all of its subsidiaries, including our Manager, require that subsidiaries of Australian banks providing management services have these resignation rights.

     If our Manager resigns, we may not be able to find a new external manager or hire internal management with similar expertise within 90 days to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial results could be adversely affected, perhaps materially, and the market price of our shares may decline. In addition, the coordination of our internal management, acquisition activities and supervision of our businesses and investments are likely to suffer if we were unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Manager and its affiliates.

     Furthermore, if our Manager resigns, the trust, the company and its subsidiaries will be required to cease using the Macquarie brand entirely, including changing their names to remove any reference to “Macquarie.” This may cause the value of the company and the market price of our shares to decline.

Our holding company structure may limit our ability to make regular distributions to our shareholders because we will rely on distributions both from our subsidiaries and the companies in which we hold investments.

     We are a holding company with no operations. Therefore, we are dependent upon the ability of our businesses and investments to generate earnings and cash flows and distribute them to us in the form of dividends and upstream debt payments to enable us to meet our expenses and to make distributions to our shareholders. The ability of our operating subsidiaries and the businesses in which we will hold investments to make distributions to us is subject to limitations under the terms of their debt agreements and the applicable laws of their respective jurisdictions. If, as a consequence of these various limitations and restrictions, we are unable to generate sufficient distributions from our businesses and investments, we may not be able to declare or may have to delay or cancel payment of distributions on our shares.

Our businesses and the businesses in which we have invested have substantial indebtedness, which could inhibit their operating flexibility.

     As of December 31, 2004, on a consolidated basis, we had total long-term debt of $415 million, excluding affiliated debt relating to our toll road business. All of this debt is at the subsidiary level and has recourse only to the relevant business. The companies in which we have investments also have debt. The terms of this debt generally require our operating businesses and the companies in which we have investments to comply with significant operating and financial covenants. The ability of each of our businesses and investments to meet their respective debt service obligations and to repay their outstanding indebtedness will depend primarily upon cash produced by that business.

     This indebtedness could have important consequences, including:

•	limiting the payment of dividends and distributions to us;

•	increasing the risk that our subsidiaries and the companies in which we hold investments might not generate sufficient cash to service their indebtedness;

•	limiting our ability to use operating cash flow in other areas of our businesses because our subsidiaries or the companies in which we hold investments must dedicate a substantial portion of their operating cash flow to service their debt;

•	limiting our and our subsidiaries’ ability to borrow additional amounts for working capital, capital expenditures, debt services requirements, execution of our internal growth strategy, acquisitions or other purposes; and

•	limiting our ability to capitalize on business opportunities and to react to competitive pressures or adverse changes in government regulation.

     If any of our subsidiaries or the companies in which we hold investments is unable to comply with the terms of its respective debt agreements, it may be required to refinance a portion or all of its debt or to obtain additional financing. It may be unable to refinance or obtain additional financing because of its high levels of debt and the debt incurrence restrictions under its debt agreements. It may be forced to default on its debt obligations if cash flow is insufficient and refinancing or additional financing is unavailable, and, as a result, the relevant debt holders may accelerate the maturity of their obligations.

The audited financial statements of the company at and for the year ended December 31, 2004 do not include meaningful comparisons to prior years.

     The audited financial statements of the company at and for the year ended December 31, 2004 will include consolidated results of operations and cash flows only for the period from the date of acquisition to year end. Since we purchased our businesses and investments after the closing of our initial public offering in December 2004, our audited financial statements will not contain full-year consolidated results of operations and cash flows until the end of our 2005 fiscal year. Consequently, meaningful year-to-year comparisons will not be available, at the earliest, until after the end of our 2006 fiscal year.

We own minority interests in our investments and may acquire similar minority interests in future investments, and consequently cannot exercise significant influence over their business or the level of their distributions to us, which could adversely affect our results of operations and our ability to generate cash and make distributions.

     We own minority positions in the investments in MCG and SEW and have limited legal rights to influence the management of those businesses or any other businesses in which we make minority investments. MCG is managed by an affiliate of our Manager and SEW is majority owned by an entity that is managed by an affiliate of our Manager. These entities may develop different objectives than we have and may not make distributions to us at levels that we anticipate. Our inability to exercise significant influence over the operations, strategies and policies of the businesses in which we have, or may acquire, a minority interest means that decisions could be made that could adversely affect our results and our ability to generate cash and pay distributions on our shares.

Our ability to acquire additional infrastructure businesses is subject to factors beyond our control and, as a result, we may not be able to successfully execute our acquisition strategy due to higher acquisition prices and fewer opportunities.

     A major component of our strategy is to acquire additional infrastructure businesses both within the sectors in which we currently operate and in sectors where we currently have no presence. Acquisitions involve a number of special risks, including failure of the acquired business to achieve expected results, failure to identify material risks or liabilities associated with the acquired business prior to its acquisition, diversion of our management’s attention, and the failure to retain key personnel of the acquired business, some or all of which could have a material adverse effect on our business, cash flow and ability to pay distributions on our shares. We expect to face competition for acquisition opportunities, and some of our competitors may have greater financial resources or access to financing on more favorable terms than we will. This competition may limit our acquisition opportunities, may lead to higher acquisition prices or both. While we expect that our relationship with the Macquarie Group will help us in making acquisitions, we cannot assure you that the benefits we anticipate will be realized.

We may not be able to successfully fund future acquisitions of new infrastructure businesses due to the unavailability of debt or equity financing on acceptable terms, which could impede the implementation of our acquisition strategy and negatively impact our business.

     In order to make acquisitions, we will generally require funding from external sources. Since the timing and size of acquisitions cannot be readily predicted, we may need to be able to obtain funding on short notice to benefit fully from attractive opportunities. Debt to fund an acquisition may not be available on short notice or may not be available on terms acceptable to us. In addition, the level of our subsidiary indebtedness will impact our ability to borrow at the holding company level. We intend to fund the balance of the consideration for future acquisitions through the issuance of additional shares. If our shares do not maintain a sufficient market value, issuance of new shares may result in dilution of our then-existing shareholders. Alternatively, we may not be able to complete the issuance of the required amount of shares on short notice or at all due to a lack of investor demand for the shares at prices that we consider to be in the interests of then-existing shareholders. As a result of a lack of funding, we may not be able to pursue our acquisition strategy successfully.

Our businesses and investments are dependent on our relationships, on a contractual and regulatory level, with government entities that may have significant leverage over us. Government entities may be influenced by political considerations to take actions adverse to us.

     Many of our businesses and investments (such as our airport services business, our district energy business, our toll road business and SEW) are, and our future businesses and investments may be, subject to substantial regulation by governmental agencies. In addition, their operations do and may rely on government permits, licenses, concessions, leases or contracts. Government entities, due to the wide-ranging scope of their authority, have significant leverage over us in their contractual and regulatory relationships with us which they may exercise in a manner that causes us delays in the operation of our business or pursuit of our strategy, or increased administrative expense. Furthermore, government permits, licenses, concessions, leases and contracts are generally very complex and may result in a dispute over interpretation or enforceability. If we fail to comply with these regulations or contractual obligations, we could be subject to monetary penalties or we may lose our rights to operate the affected business, or both. Where our ability to operate an infrastructure business is subject to a concession or lease from the government, the concession or lease may restrict our ability to operate the business in a way that maximizes cash flows and profitability. Further, our ability to grow our current and future businesses will often require consent of numerous government regulators. These consents may be costly to seek and we may not be able to obtain them. Failure to obtain any required consents could limit our ability to achieve our growth strategy.

     The leases or concessions may also contain clauses more favorable to the government counterparty than a typical commercial contract. For instance, a lease or concession may enable the government to terminate the lease or concession in certain circumstances without requiring them to pay adequate compensation. In addition, government counterparties also may have the discretion to change or increase regulation of our operations, or implement laws or regulations affecting our operations, separate from any contractual rights they may have. Governments have considerable discretion in implementing regulations that could impact these businesses. Because our businesses provide basic, everyday services, and face limited competition, governments may be influenced by political considerations to take actions which may hinder the efficient and profitable operation of our businesses and investments.

Governmental agencies may determine the prices we charge and may be able to restrict our ability to operate our business to maximize profitability.

     Where our business is the sole or predominant service provider in its service area and provides services that are essential to the community, such as SEW, it is subject to rate regulation by governmental agencies that will determine the prices it may charge. We may be subject to unfavorable price determinations that may be final with no right of appeal or which, despite a right of appeal, as in the case of SEW, could result in our profits being negatively affected. Businesses and investments we acquire in the future may also be subject to rate regulation.

Our results are subject to quarterly and seasonal fluctuations that may adversely affect the market price of our shares.

     Our airport services business, airport parking business and district energy business can be subject to seasonal variations. Our airport services business, airport parking business and district energy businesses generally experience greater revenues and profitability in the summer months, although the causes of seasonality are specific to each of these businesses. Accordingly, our operating results for any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year and this may adversely affect the market price of our shares.

The ownership of businesses and investments located outside of the United States exposes us to currency exchange risks that may result in a decrease in the carrying value of our investments and a decrease in the amount of distributions we receive from our businesses and investments, which could negatively impact our results of operations.

     Our interests in CHL, MCG and SEW are subject to risk from fluctuations in currency exchange rates, as the reporting currencies of CHL and SEW are Pounds Sterling, and the reporting currency of MCG is Australian dollars. We receive distributions from CHL, MCG and SEW denominated in these currencies. Fluctuations in the currency exchange rates for Pounds Sterling and Australian dollars against the U.S. dollar resulting in losses from any such fluctuations will be reflected in our results. A strengthening of the U.S. dollar against these currencies would reduce the U.S. dollar amount of the distributions we receive from these foreign operations.

Certain provisions of the management services agreement, the operating agreement of the company and the trust agreement make it difficult for third parties to acquire control of the trust and the company and could deprive you of the opportunity to obtain a takeover premium for your shares.

     In addition to the limited circumstances in which our Manager can be terminated under the terms of the management services agreement, the management services agreement provides that in circumstances where the trust stock ceases to be listed on a recognized U.S. exchange or on the Nasdaq National Market as a result of the acquisition of trust stock by third parties in an amount that results in the trust stock ceasing to meet the distribution and trading criteria on such exchange or market, the Manager has the option to either propose an alternate fee structure and remain our Manager or resign, terminate the management services agreement upon 30 days’ written notice and be paid a substantial termination fee. The termination fee payable on the Manager’s exercise of its right to resign as our Manager subsequent to a delisting of our shares could delay or prevent a change in control that may favor our shareholders. Furthermore, in the event of such a delisting, any proceeds from the sale, lease or exchange of a significant amount of assets must be reinvested in new assets of our company. We are also prohibited from incurring any new indebtedness or engaging in any transactions with the shareholders of the company or its affiliates without the prior written approval of the Manager. These provisions could deprive the shareholders of the trust of opportunities to realize a premium on the shares of trust stock owned by them.

     The operating agreement of the company, which we refer to as the LLC agreement, and the trust agreement contain a number of provisions that could have the effect of making it more difficult for a third party to acquire, or discouraging a third party from acquiring, control of the trust and the company. These provisions include:

•	restrictions on the company’s ability to enter into certain transactions with our major shareholders, with the exception of our Manager, modeled on the limitation contained in Section 203 of the Delaware General Corporation Law;

•	allowing only the company’s board of directors to fill vacancies, including newly created directorships and requiring that directors may be removed only for cause and by a shareholder vote of 66 2/3%;

•	requiring that only the company’s chairman or board of directors may call a special meeting of our shareholders;

•	prohibiting shareholders from taking any action by written consent;

•	establishing advance notice requirements for nominations of candidates for election to the company’s board of directors or for proposing matters that can be acted upon by our shareholders at a shareholders meeting;

•	having a substantial number of additional shares of authorized but unissued trust stock;

•	providing the company’s board of directors with broad authority to amend the LLC agreement and the trust agreement; and

•	requiring that any person who is the beneficial owner of ten percent or more of our shares make a number of representations to the City of Chicago in its standard form of Economic Disclosure Statement, or EDS, the current form of which is included in our LLC agreement, which is incorporated by reference as an exhibit to this report.

Macquarie Parking and AvPorts have a substantial amount of senior debt due to mature in 2006 and 2007, respectively. The inability to extend, refinance or repay these debts when due would have a material adverse effect on those businesses. In addition, if interest rates increase, the cost of servicing any debt that Macquarie Parking, AvPorts and Atlantic raise to refinance the maturing debts will increase, reducing their profitability and ability to pay dividends to us.

     Macquarie Parking has $126 million of senior debt due in 2006 and AvPorts has $36 million of senior debt due in 2007. These loans will have to be extended or refinanced on the respective maturity dates or repaid. We cannot assure you that replacement loans will be available. If available, replacement loans may only be available at substantially higher interest rates or margins or with substantially more restrictive covenants. Either event may limit the operational flexibility of the businesses and their ability to upstream dividends and distributions. We also cannot assure you that we or the other owners of Macquarie Parking will be able to make capital contributions to repay some or all of the debt if required. If Macquarie Parking, AvPorts or Atlantic are unable to repay their debts when due, they would become insolvent. If interest rates increase, Macquarie Parking, AvPorts and Atlantic will pay higher rates of interest on any debts that they raise to refinance the senior debts, thereby reducing their profitability and, consequently, having an adverse impact on their ability to pay dividends to us.

Our businesses and investments have environmental risks that may impact our future profitability.

     The operations of our businesses and investments are, and businesses we acquire or investments we make in the future may be, subject to numerous statutes, rules and regulations relating to environmental protection. In particular, our airport services business is subject to environmental protection requirements relating to the storage, transport, pumping and transfer of fuel, and our district energy business is subject to requirements relating mainly to its handling of significant amounts of hazardous materials. Certain statutes, rules and regulations might also require that our businesses, or businesses we acquire in the future, address possible prior or future environmental contamination, including soil and groundwater contamination, that results from the spillage of fuel, hazardous materials or other pollutants.

     Under various federal, state, local and foreign environmental statutes, rules and regulations, a current or previous owner or operator of real property may be liable for noncompliance with applicable environmental and health and safety requirements and for the costs of investigation, monitoring, removal or remediation of hazardous materials. These laws often impose liability, whether or not the owner or operator knew of, or was responsible for, the presence of hazardous materials. The presence of these hazardous materials on a property could also result in personal injury or property damage or similar claims by private parties.

     Persons who arrange for the disposal or treatment of hazardous materials may also be liable for the costs of removal or remediation of those materials at the disposal or treatment facility, whether or not that facility is or ever was owned or operated by that person.

     Any liability resulting from noncompliance or other claims relating to environmental matters could have a material adverse effect on our results of operations, financial condition, liquidity and prospects.

The internal controls of our businesses have not yet been integrated and we have only recently begun to examine the internal controls that are in place.

     We are required under applicable law and regulations to integrate the various systems of internal controls over financial reporting of our businesses and we are evaluating these businesses’ existing internal controls versus the standards adopted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). During the course of our ongoing evaluation and integration of the internal controls of our businesses, we may identify areas requiring improvement, and may have to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and cost to the company and require us to divert substantial resources, including management time, from other activities. We cannot be certain that our auditors will not have to report a material weakness in connection with the presentation of our 2005 financial statements.

We are dependent on certain key personnel, and the loss of key personnel, or the inability to retain or replace qualified employees, could have an adverse effect on our business, financial condition and results of operations.

     We operate our businesses on a stand-alone basis, relying on existing management teams for day-to-day operations. Consequently, our operational success, as well as the success of our internal growth strategy, will be dependent on the continued efforts of the management teams of our businesses, who have extensive experience in the day-to-day operations of these businesses. Furthermore, we will likely be dependent on the operating management teams of businesses that we may acquire in the future. The loss of key personnel, or the inability to retain or replace qualified employees, could have an adverse effect on our business, financial condition and results of operations.

Atlantic has pending litigation that may not be adequately covered by insurance or indemnity agreements, which could have a material adverse effect on our liquidity and financial condition.

     Two Atlantic companies, which are part of our airport services business, and one former Atlantic company are defendants in a claim brought by the families of two pilots killed in a plane crash in 2000. The plaintiffs are each seeking $100 million in punitive damages, $100 million for wrongful death and $5 million for pain and suffering. The defendant FBO operating company carries liability insurance for an amount of up to $50 million and the other two defendant companies, the current parent of the Atlantic operating company and its former subsidiary, each hold policies for coverage of up to $1 million. In addition, the sale and purchase agreement for Executive Air Support, Inc., the holding company for Atlantic, provides for a $20 million indemnity, which would apply in the event of a judgment for damages against the defendant Atlantic companies. However, the selling shareholders of Executive Air Support, Inc. may not have sufficient resources to meet their indemnity obligation in the event we seek to claim an amount pursuant to this indemnification provision. We are unable at this time to estimate what the ultimate liability may be, and it is possible that we may be required to pay judgments or settlements, and incur expenses, in excess of the insurance coverage or available indemnity in aggregate amounts that would have a material adverse effect on our financial condition, results of operations or liquidity.

Atlantic’s EBITDA must increase in order for it to meet certain ratio requirements under its term loan facility. If Atlantic does not meet these requirements, it will constitute an event of default and our ability to make distributions on our shares may be materially adversely affected.

     Under the terms of its term loan facility, which it entered into as of October 15, 2004, Atlantic is required to maintain certain ratios of debt to earnings before interest, tax, depreciation and amortization, or EBITDA. The ratios are calculated quarterly based on debt outstanding as of that date and EBITDA for the twelve-month period ending on that date. If Atlantic’s EBITDA does not increase sufficiently for it to meet the debt to EBITDA ratio requirements, Atlantic will be in default under its term loan facility. Upon such an event of default, Atlantic’s lenders will have the right to prohibit Atlantic from making distributions to us. As a consequence, we may have to significantly reduce payment of distributions on our shares.

Any adverse development in the general aviation industry that results in less air traffic at airports we service would have a material adverse impact on our FBO business.

     A large part of the revenue at FBOs is generated from fuel sales and other services provided to general aviation customers. Air travel and air traffic volume of general aviation customers can be affected by airport-specific occurrences as well as events that have nationwide and industry-wide implications. The events of September 11, 2001 had a significant adverse impact on the aviation industry, particularly in terms of traffic volume due to forced closures. Immediately following September 11, 2001, thousands of general aviation aircraft were grounded for weeks due to the FAA’s “no-fly zone” restrictions imposed on the operation of aircraft. Airport specific circumstances include situations in which our major customers relocate their home base or preferred fueling stop to alternative locations. Additionally, the general economic conditions of the area where the airport is located will impact the ability of our FBOs to attract general aviation customers or generate fuel sales, or both. Significant increases in fuel prices may also decrease the demand for our services, including refueling services, or result in lower fuel sales margins, or both, leading to lower operating income.

     Changes in the general aviation market as a whole may adversely affect our airport services business. General aviation travel is more expensive than alternative modes of travel. Consequently, during periods of economic downturn, FBO customers may choose to travel by less expensive means, which could impact the earnings of our FBO business. Travel by commercial airlines may become more attractive for general aviation travelers if the cost of commercial airline travel decreases or if service levels improve. Under these circumstances, our FBOs may lose customers to the commercial air travel market, which may decrease our earnings.

Our FBO business is subject to a variety of competitive pressures, and the actions of competitors may have a material adverse effect on the revenues of our FBO business.

     FBO operators at a particular airport compete based on a number of factors, including location of the facility relative to runways and street access, service, value-added features, reliability and, to a lesser extent, price. Eleven of our FBOs compete with one or more FBOs at their respective airports, and, to a much lesser extent, some of our FBOs compete with FBOs at nearby airports. We cannot predict the actions of competitors who may seek to increase market share. Some present and potential competitors have or may obtain greater financial and marketing resources than we do, which may negatively impact our ability to compete at each airport.

     Our six sole provider FBOs do not have the right to be the sole provider of FBO services at any of our FBO locations. The authority responsible for each airport has the ability to grant other FBO leases at the airport and new competitors could be established at those FBO locations. The addition of new competitors is particularly likely if we are seen to be earning significant profits from these FBO operations. Any such actions, if successful, may reduce, or impair our ability to increase, the revenues of the FBO business.

The termination for cause or convenience of one or more of the FBO leases would damage our airport services business significantly.

     Our airport services revenues are derived from long-term FBO leases at airports and one heliport. If we default on the terms and conditions of our leases, the relevant authority may terminate the lease without compensation, and we would then lose the income from that lease, and would be in default under the loan agreements of our airport services business and be obliged to repay our lenders a portion or all of our outstanding loan amount. Our leases at Chicago Midway, Philadelphia, North East Philadelphia, New Orleans International and Orange County, and the Metroport 34th Street Heliport in New York City allow the relevant authority to terminate the lease at their convenience. If the relevant authority were to terminate any of those leases, we would then lose the income from that lease and be obliged to repay our lenders a portion or all of the then outstanding loan amount.

Occupancy of Macquarie Parking’s parking facilities is dependent on the level of passenger traffic at the airports at which Macquarie Parking operates and reductions in passenger traffic could negatively impact our results of operations.

     Macquarie Parking’s parking facilities are dependent upon parking traffic primarily generated by commercial airline passengers and are therefore susceptible to competition from other airports and to disruptions in passenger traffic at the airports at which Macquarie Parking operates. For example, the events of September 11, 2001 had a significant impact on the aviation industry and, as a result, negatively impacted occupancy levels at parking facilities. In the first few days following September 11, 2001, revenue from Macquarie Parking’s parking facilities was negligible and did not fully recover until some months after the event. Other events such as wars, outbreaks of disease, such as SARS, and terrorist activities in the United States or overseas may reduce airport traffic and therefore occupancy rates. In addition, traffic at an airport at which Macquarie Parking has facilities may be reduced if airlines reduce the number of flights at that airport.

Our airport parking business is exposed to competition from both on-airport and off-airport parking, which could slow our growth or harm our business.

     At each of the locations at which Macquarie Parking operates, it competes with both on-airport parking facilities, many of which are located closer to passenger terminals, and other off-airport parking facilities. If an airport expands its parking facilities or if new off-airport parking facilities are opened or existing facilities expanded, customers may be drawn away from Macquarie Parking’s sites or Macquarie Parking may have to reduce its parking rates, or both.

     Parking rates charged by Macquarie Parking at each of its locations are set with reference to a number of factors, including prices charged by competitors and quality of service by on-airport and off-airport competitors, the location and quality of the facility and the level of service provided. Additional sources of competition to Macquarie Parking’s operations may come from new or improved transportation to the airports where Macquarie Parking’s parking facilities are located. Improved rail, bus or other services may encourage Macquarie Parking’s customers not to drive to the airport and therefore negatively impact revenue.

Changes in regulation by airport authorities or other governmental bodies governing the transportation of customers to and from the airports at which Macquarie Parking operates may negatively affect our operating results.

     Macquarie Parking’s shuttle operations transport customers between the airport terminals and its parking facilities and are regulated by, and are subject to, the rules and policies of the relevant local airport authority, which may be changed at their discretion. Some airport authorities levy fees on off-airport parking operators for the right to transport customers to the terminals. There is a risk that airport authorities may deny or restrict Macquarie Parking’s access to terminals, impede its ability to manage its shuttle operations efficiently, impose new fees or increase the fees currently levied.

     Further, the FAA and the Transportation Security Administration, or TSA, regulate the operations of all the airports at which our airport parking business has locations. The TSA has the authority to restrict access to airports as well as to impose parking and other restrictions around the airports. The TSA could impose more stringent restrictions in the future that would inhibit the ability of customers to use Macquarie Parking’s facilities.

Pursuant to the terms of a use agreement between Thermal Chicago and the City of Chicago, the City of Chicago has rights that, if exercised, could have a significant negative impact on Thermal Chicago’s business.

     In order to operate our district cooling system in downtown Chicago, Thermal Chicago has obtained the right to use certain public ways of the City of Chicago under a use agreement, which we refer to as the Use Agreement. Under the terms of the Use Agreement, the City of Chicago retains the right to use the public ways for a public purpose and has the right in the interest of public safety or convenience to cause Thermal Chicago to remove, modify, replace or relocate its facilities at our own expense. If the City of Chicago exercises these rights, we could incur significant costs and our ability to provide service to our customers could be disrupted, which would have an adverse effect on our business, financial condition and results of operations. In addition, the Use Agreement is non-exclusive, and the City of Chicago is entitled to enter into use agreements with potential competitors to Thermal Chicago.

     The Use Agreement expires on December 31, 2020 and may be terminated by the City of Chicago for any uncured material breach of its terms and conditions. The City of Chicago also may require us to pay liquidated damages of $6,000 a day if Thermal Chicago fails to remove, modify, replace or relocate its facilities when required to do so, if it installs any facilities that are not properly authorized under the Use Agreement or if our district cooling system does not conform to the City of Chicago’s standards. Each of these noncompliance penalties could result in substantial financial loss or effectively shut down our district cooling system in downtown Chicago.

     Any proposed renewal, extension or modification of the Use Agreement requires approval by the City Council of Chicago. Extensions and modifications subject to the City of Chicago’s approval include those to enable the expansion of chilling capacity and the connection of new customers to the district cooling system. The City of Chicago’s approval is contingent upon the timely filing of an Economic Disclosure Statement, or EDS, by us and each of the beneficial owners of ten percent or more of the shares of trust stock. If any of these investors fails to file a completed EDS form within 30 days of the City of Chicago’s request or files an incomplete or inaccurate EDS, the City of Chicago has the right to refuse to provide the necessary approval for any extension or modification of the Use Agreement or to rescind the Use Agreement altogether. If the City of Chicago declines to approve extensions or modifications to the Use Agreement, we may not be able to increase the capacity of our district cooling system and pursue our growth strategy for Thermal Chicago. Furthermore, if the City of Chicago rescinds or voids the Use Agreement, our district cooling system in downtown Chicago would be effectively shut down and our business, financial condition and results of operations would be materially and adversely affected as a result.

Our ten percent investors will be required to comply with certain disclosure requirements of the City of Chicago and noncompliance may result in the City of Chicago’s rescission or voidance of the Use Agreement and any other arrangements Thermal Chicago may have with the City of Chicago at the time of the noncompliance.

     In order to secure approval of our acquisition of Thermal Chicago, we agreed with the City of Chicago that any person who acquires ten percent or more of our shares would be required to make a number of representations to the City of Chicago by filing a completed EDS. Our LLC agreement and our trust agreement require that in the event that we need to obtain approval from the City of Chicago in the future for any specific matter, including to expand the district cooling system or to amend the Use Agreement, we and each of our then ten percent investors would need to submit an EDS to the City of Chicago within 30 days of the City of Chicago’s request. In addition, our LLC agreement and our trust agreement require each ten percent investor to provide any supplemental information needed to update any EDS filed with the City of Chicago as required by the City of Chicago and as requested by us from time to time.

     Any EDS filed by a ten percent investor may become publicly available. By completing and signing an EDS, a ten percent investor will have waived and released any possible rights or claims which it may have against the City of Chicago in connection with the public release of information contained in the EDS and also will have authorized the City of Chicago to verify the accuracy of information submitted in the EDS. The requirements and consequences of filing an EDS with the City of Chicago will make compliance with the EDS requirements difficult for our ten percent investors. If a ten percent investor fails to provide us and the City of Chicago with the information required by an EDS, we will have the right to seek specific performance by such ten percent investor under the terms of our LLC and trust agreements. However, any action for specific performance we bring may not be successful in securing timely compliance of every ten percent investor with the EDS requirements.

     If any ten percent investor fails to comply with the EDS requirements on time or the City of Chicago determines that any information provided in any EDS is false, incomplete or inaccurate, the City of Chicago may rescind or void the Use Agreement or any other arrangements Thermal Chicago has with the City of Chicago and pursue any other remedies available to them under the Use Agreement. If the City of Chicago rescinds or voids the Use Agreement, our district cooling system in downtown Chicago would be effectively shut down and our business, financial condition and results of operations would be adversely affected as a result.

Thermal Chicago may not be able to fully pass increases in electricity costs through to its customers, thereby resulting in lowered operating income. This risk may be increased by the deregulation of electricity markets in Illinois scheduled for January 1, 2007, which may result in higher and more volatile electricity prices.

     The cost of electricity is the largest operating cost of Thermal Chicago, comprising 50% of direct expenses in 2004. Thermal Chicago attempts to pass through increases in electricity costs to its customers by partially indexing what it charges its customers for services to a market index for the cost of electricity in the geographic region in which it operates, which we refer to as the market index. However, the prices that Thermal Chicago actually pays for electricity may increase by more than the market index, reducing its profitability. Electricity markets in Illinois are currently scheduled to be deregulated on January 1, 2007. At present, electricity prices in Illinois are effectively frozen and it is likely that, once deregulation occurs, electricity prices will increase and become more volatile, increasing the potential for Thermal Chicago’s actual electricity costs to increase more than the market index, which could adversely affect our and Thermal Chicago’s results of operations.

If certain events within or beyond the control of our district energy business occur, our district energy business may be unable to perform its contractual obligations to provide chilling and heating services to its customers. If, as a result, its customers elect to terminate their contracts, our district energy business may suffer loss of revenues. In addition, our district energy business may be required to make payments to such customers for damages.

     In the event of a shutdown of one or more of our district energy business’ plants due to operational breakdown, strikes, the inability to retain or replace key technical personnel or events outside its control, such as an electricity blackout, or unprecedented weather conditions in Chicago, our district energy business may be unable to continue to provide chilling and heating services to all of its customers. As a result, our district energy business may be in breach of the terms of some or all of its customer contracts. In the event that such customers elect to terminate their contracts with our district energy business as a consequence of their loss of service, its revenues may be materially adversely affected. In addition, under a number of contracts, our district energy business may be required to pay damages to a customer in the event that a cessation of service results in loss to that customer.

Northwind Aladdin currently derives approximately 90% of its cash flows from a contract with a single customer, the Aladdin resort and casino, that recently emerged from bankruptcy. If this customer were to enter into bankruptcy again, our contract may be amended or terminated and we may receive no compensation, which could result in the loss of our investment in Northwind Aladdin.

     Northwind Aladdin derives approximately 90% of its cash flows from a contract with the Aladdin resort and casino in Las Vegas to supply cold and hot water and back-up electricity. The Aladdin resort and casino emerged from bankruptcy immediately prior to MDE’s acquisition of Northwind Aladdin in September 2004, and, during the course of those proceedings, the contract with Northwind Aladdin was amended to reduce the payment obligations of the Aladdin resort and casino. If the Aladdin resort and casino were to enter into bankruptcy again and a cheaper source of the services than Northwind Aladdin provides can be found, our contract may be terminated or amended. This could result in a total loss or significant reduction in our income from Northwind Aladdin, for which we may receive no compensation.

Our toll road business’ revenues may be adversely affected if traffic volumes remain stable or decline.

     Since the shadow toll revenues payable by the U.K. government’s Secretary of State for Transport, or the Transport Secretary, are linked to the volume of traffic using Yorkshire Link, our toll road business’ revenues will be adversely affected if traffic volumes decline. A decline in traffic volume could result from a number of factors, including recession, increases in fuel prices, attractive alternative transport routes or improvements in public transportation.

     In addition, pursuant to the formulas provided by the terms of the concession, shadow toll revenues will decrease through time if there is no growth in traffic volume. The magnitude of the decrease varies depending on the total volume of traffic; however, in the year ended March 31, 2004, in the absence of traffic volume growth or inflation, revenues of Yorkshire Link would have declined by approximately £0.56 million or 1.3% compared to revenues for the year ended March 31, 2003.

     Also, the concession provides for a significant reduction in the shadow toll revenues payable by the Transport Secretary from 2014.

The Transport Secretary may terminate the concession without compensation to our toll road business or with insufficient compensation, which would reduce the value of our investment and negatively affect our operating results.

     If our toll road business defaults on its obligations set out in the concession, the Transport Secretary may terminate the concession without compensation to our toll road business. Even if our toll road business does not default on its obligations under the concession, the Transport Secretary may terminate the concession in the event that:

•	the performance of the concession becomes impossible without the exercise of a statutory power by the Transport Secretary;

•	the Transport Secretary chooses not to exercise that power following a request from our toll road business; and

•	our toll road business and the Transport Secretary fail to agree on an alternative means of performance within a period of 90 days.

     We are unable to predict if or when such circumstances might occur. The concession also may be terminated by the Transport Secretary in certain other circumstances, including an event of force majeure. The compensation required to be paid in such circumstances may be insufficient for us to recover our full investment in our toll road business. Failure to compensate our toll road business in the event of termination may result in the value of our investment in our toll road business being reduced to nothing since our toll road business would likely default on its debt obligations in these circumstances.

We share control of our toll road business equally with our partner Balfour Beatty and, as a result, are not in a position to control operations, strategies or financial decisions without the concurrence of Balfour Beatty.

     We hold a 50% interest in our toll road business and the remaining 50% is held by Balfour Beatty. We are not in a position to control operations, strategies or financial decisions without the agreement of Balfour Beatty. Conflicts may arise in the future between our business objectives and those of Balfour Beatty. If this were to occur, decisions to take action necessary, in our view, for the proper management of the business might not be made.

MCG’s investments in Broadcast Australia and ntl:Broadcast rely upon key customers. If contracts with these customers were terminated and Broadcast Australia or ntl:Broadcast were not adequately compensated, or if the contracts were not renewed, MCG’s revenues would be significantly reduced.

     MCG’s only investments at present are 100% ownership of Broadcast Australia and a 54% stake in ntl:Broadcast. Broadcast Australia’s two key customers are the government-owned national broadcasters, the Australian Broadcasting Corporation, or the ABC, and Special Broadcasting Service, or SBS, which together accounted for approximately 87% of Broadcast Australia’s total revenue in its fiscal year ended June 30, 2004. ABC and SBS both currently receive Australian government funding to provide transmission services, but that funding could be reduced or withdrawn. Broadcast Australia has entered into a series of long-term contracts with ABS and SBS, with terms generally ending between 2008 and 2024. The majority of ntl:Broadcast’s revenue is earned under long-term contracts with a small number of customers, with terms generally ending between 2007 and 2015. If these contracts are terminated and Broadcast Australia or ntl:Broadcast are not adequately compensated, or the contracts are not renewed at their expiration, Broadcast Australia’s or ntl:Broadcast’s operations would be materially adversely affected.

A change in the ownership of the ABC or SBS may cause Broadcast Australia to be in default under its loan agreements, which would adversely affect dividends paid by MCG to us.

     An event of default occurs under Broadcast Australia’s loan agreements if the Australian government ceases to own more than 50% of the issued shares of the ABC and if Broadcast Australia’s medium-term notes have not been repaid within 270 days, or if the Australian government ceases to own or control more than 50% of the issued shares of the ABC or SBS and this has a material adverse effect on Broadcast Australia’s ability to perform its obligations under the loan agreements. If such an event of default occurs, it will adversely affect the amount of dividends paid by MCG to us.

SEW’s revenues are subject to regulation and SEW may receive unfavorable treatment from U.K. regulatory authorities, which could negatively impact its revenue in the future.

     As the sole water-only supplier in its service areas, the prices that SEW charges for its services are subject to review and approval every five years by Ofwat, the water regulator for England and Wales. In the event that Ofwat were to deny recovery of certain operating expenses and/or capital expenditures (which are significant for SEW, in common with other water companies in England and Wales, due to the age of some parts of their water network) through the prices that SEW charges for its services, or were to determine that a reduced return on invested capital should be allowed, there would be a negative impact on the future revenues of SEW.

SEW is dependent on the availability of water supplies and, if required to increase supply beyond the expected levels, could incur substantial costs, which, despite the existence of interim pricing review mechanisms, may not be adequately compensated.

     SEW requires sufficient water to supply its customer base. The availability of water is subject to, among other things, SEW continuing to benefit from water abstraction licenses, contractual arrangements for the supply of water from neighboring water companies, investment in increasing water resources to match customer growth and short-term issues affecting water supply, such as drought. Ofwat has placed SEW, along with other southern water companies, in the lowest quartile in terms of security of water supply. In the event of water shortage, SEW will be exposed to additional costs and reputational damage. There are significant uncertainties beyond SEW’s control affecting the amount of water resources, including climate change, the amount of annual rainfall, the rate of house building and industrial development in SEW’s service areas and other factors. If SEW is required to increase supply beyond the expected levels, it could incur substantial costs which, despite the existence of interim pricing review mechanisms, may not be adequately compensated.

SEW is required to comply with government regulations with respect to water quality. If SEW failed to comply, SEW could be fined, become subject to other punitive regulatory action and/or become liable for any injury caused to its customers by inadequate water quality, any of which could have a significant negative impact on SEW’s profitability.

     SEW’s water quality is required to meets standards set by the UK government’s Drinking Water Inspectorate. In addition, SEW is required to meet other UK government guidelines in relation to the security of its facilities. If SEW failed to comply with these guidelines, SEW could be fined, become subject to other punitive regulatory action and/or become liable for any injury caused to its customers by inadequate water quality, any of which could have a significant negative impact on SEW’s profitability.

We may face a greater exposure to terrorism than other companies because of the nature of our businesses and investments.

     We believe that infrastructure businesses face a greater risk of terrorist attack than other businesses, particularly those businesses that have operations within the immediate vicinity of metropolitan and suburban areas. Any terrorist attacks that occur at or near our business locations would likely cause significant harm to our employees and assets. As a result of the terrorist attacks in New York on September 11, 2001, insurers significantly reduced the amount of insurance coverage available for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events. A terrorist attack that makes use of our property, or property under our control, may result in liability far in excess of available insurance coverage. In addition, any further terrorist attack, regardless of location, could cause a disruption to our business and a decline in earnings. Furthermore, it is likely to result in an increase in insurance premiums and a reduction in coverage, which could cause our profitability to suffer.

The market price and marketability of our shares may from time to time be significantly affected by numerous factors beyond our control, which may adversely affect our ability to raise capital through future equity financings.

     The market price of our shares may fluctuate significantly. Many factors that are beyond our control may significantly affect the market price and marketability of our shares and may adversely affect our ability to raise capital through equity financings. These factors include the following:

•	price and volume fluctuations in the stock markets generally;

•	significant volatility in the market price and trading volume of securities of registered investment companies, business development companies or companies in our sectors, which may not be related to the operating performance of these companies;

•	changes in our earnings or variations in operating results;

•	any shortfall in revenue or net income or any increase in losses from levels expected by securities analysts;

•	changes in regulatory policies or tax law;

•	operating performance of companies comparable to us; and

•	loss of a major funding source.

A significant and sustained increase in the price of oil could have a negative impact on the revenues of a number of our business.

     A significant and sustained increase in the price of oil could have a negative impact on the revenues of a number of our business. Higher prices for jet fuel could result in less use of aircraft by general aviation customers which would have a negative impact on the revenues of our airport services business. Higher prices for jet fuel will increase the cost of traveling by commercial aviation which could result in lower enplanements at the airports where our airport parking business operates and therefore less patronage of our parking facilities and lower revenues. Higher fuel prices could also result in less traffic using Yorkshire Link and therefore lower shadow toll payments and would increase the cost of power to our district energy business which it may not be able to fully pass on to customers pursuant to the terms of our contracts with them.

Risks Related to Taxation

Shareholders may be subject to taxation on their share of our taxable income, whether or not they receive cash distributions from us.

     Shareholders may be subject to U.S. federal income taxation and, in some cases, state, local, and foreign income taxation on their share of our taxable income, whether or not they receive cash distributions from us. Shareholders may not receive cash distributions equal to their share of our taxable income or even the tax liability that results from that income. In addition, if we invest in the stock of a controlled foreign corporation (or if one of the corporations in which we invest becomes a controlled foreign corporation, an event which we cannot control), we may recognize taxable income, which shareholders will be required to take into account in determining their taxable income, without a corresponding receipt of cash to distribute to them.

If the company fails to satisfy the “qualifying income” exception, all of its income, including income derived from its non-U.S. assets, will be subject to an entity-level tax in the United States, which could result in a material reduction in our shareholders’ cash flow and after-tax return and thus could result in a substantial reduction in the value of the shares.

     A publicly traded partnership will not be characterized as a corporation for U.S. federal income tax purposes so long as 90% or more of its gross income for each taxable year constitutes “qualifying income” within the meaning of Section 7704(d) of the Code. We refer to this exception as the qualifying income exception. The company has concluded that it is classified as a partnership for U.S. federal income tax purposes. This conclusion is based upon the fact that: (a) the company has not elected and will not elect to be treated as a corporation for U.S. federal income tax purposes; and (b) for each taxable year, the company expects that more than 90% of its gross income is and will be income that constitutes qualifying income within the meaning of Section 7704(d) of the Code. Qualifying income includes dividends, interest and capital gains from the sale or other disposition of stocks and bonds. If the company fails to satisfy the “qualifying income” exception described above, items of income and deduction would not pass through to shareholders and shareholders would be treated for U.S. federal (and certain state and local) income tax purposes as shareholders in a corporation. In such case, the company would be required to pay income tax at regular corporate rates on all of its income, including income derived from its non-U.S. assets. In addition, the company would likely be liable for state and local income and/or franchise taxes on all of such income. Distributions to shareholders would constitute ordinary dividend income taxable to such shareholders to the extent of the company’s earnings and profits, and the payment of these dividends would not be deductible by the company. Taxation of the company as a corporation could result in a material reduction in our shareholders’ cash flow and after-tax return and thus could result in a substantial reduction of the value of the shares.

The current treatment of qualified dividend income and long-term capital gains under current U.S. federal income tax law may be adversely affected, changed or repealed in the future. Further, should the dividends we receive from CHL, MCG and SEW no longer be treated as qualified dividend income, your distributive share of any dividends we receive from such companies will be taxed at the tax rates generally applicable to ordinary income, which could negatively impact your after-tax return.

     Under current law, qualified dividend income and long-term capital gains are taxed to non-corporate investors at a maximum U.S. federal income tax rate of 15%. This tax treatment may be adversely affected, changed or repealed by future changes in tax laws at any time and is currently scheduled to expire for tax years beginning after December 31, 2008. We anticipate we will report each shareholder’s distributive share of dividends we receive from SEW as qualified dividend income, but it is possible that the Internal Revenue Service, or the IRS, may take a contrary view under existing law or that regulations or other administrative guidance interpreting the qualified dividend income provisions will prevent dividends received by the company from SEW from constituting qualified dividend income. Further, because the ownership and activities of CHL, MCG and SEW are not within our control, each of such entities could experience a change of ownership or activities that could result in dividends we receive from such corporations no longer being considered qualified dividend income, and we will be unable to stop such a change from occurring.

Item 2. Properties

Airport Services Business

     Our airport services business does not own any real property. Its operations are carried out under various leases. Our airport services business leases office space for the head offices of Atlantic and AvPorts in Plano, Texas, and Baltimore, Maryland, respectively. For more information regarding our FBO locations see “Business — Our Businesses and Investments — Airport Services — Business Locations” in Part I, Item 1. The lease in Plano expires in 2008 and the lease in Baltimore expires in 2006. We believe that these facilities are adequate to meet current and foreseeable future needs.

     At its FBO sites, our airport services business owns or leases a number of vehicles, including fuel trucks, as well as other equipment needed to service customers. Some phased replacement and routine maintenance is performed on this equipment. We believe that the equipment is generally well maintained and adequate for present operations.

Airport Parking Business

     Macquarie Parking has 24 off-airport parking facilities located at 15 airports throughout the United States. The land on which the facilities are located is either owned or leased by Macquarie Parking. The material leases are generally long-term in nature. Please see the description under “Business — Our Businesses and Investments — Airport Parking Business — Locations” in Part I, Item 1 for a fuller description of the nature of the properties where these facilities are located.

     The lease on the property at LaGuardia airport expires in April, 2006. The owner of the property has indicated they may have an alternate use for the property.

     Macquarie Parking also leases office space for its head office in Downey, California. The lease expires in 2010. We believe that the leased facility is adequate to meet current and foreseeable future needs.

     Macquarie Parking operates a fleet of shuttle buses to transport customers to and from the airports at which it operates. The buses are either owned or leased. The total size of the fleet is approximately 131 shuttle buses. Some routine maintenance is performed by its own mechanics, while Macquarie Parking outsources more significant maintenance. We believe that these vehicles are generally well maintained and adequate for present operations. Macquarie Parking replaces the shuttle fleet approximately every three to five years.

District Energy Business

     Thermal Chicago owns or leases six plants as follows:

Plant Number	Ownership or Lease Information
P-1	Thermal Chicago has a long-term ground lease until 2043 with an option to renew for 49 years. The plant is owned by Thermal Chicago.

P-2	Property and plant are owned by Thermal Chicago.

P-3	Thermal Chicago has a ground lease that expires in 2017 with a right to renew for ten years. The plant is owned by Thermal Chicago but the landlord has a purchase option over one-third of the plant.

P-4	Thermal Chicago has a ground lease that expires in 2016 and we may renew the lease for another 10 years for the P-4B plant unilaterally, and for P-4A, with the consent of the landlord. Thermal Chicago acquired the existing P-4A plant and completed the building of the P-4B plant in 2000. The landlord can terminate the service agreement and the plant A premises lease upon transfer of the property, on which the A and B plants are located, to a third party.

P-5	Thermal Chicago has an exclusive perpetual easement for the use of the basement where the plant is located.

P-6	Thermal Chicago has a contractual right to use the property pursuant to a service agreement. Thermal Chicago will own the plant until the earliest of 2025 when the plant reverts to the customer or until the customer exercises an early purchase option. The customer has recently indicated that it intends to exercise its early purchase option.

     Northwind Aladdin’s plant is housed in its own building on a parcel of land within the perimeter of the Aladdin resort and casino which is leased from the owner. The lease is co-terminus with the supply contract with the Aladdin resort and casino. The plant is owned by Northwind Aladdin and upon termination of the lease the plant is required to either be abandoned or removed at the landlord’s expense.

Toll Road Business

     Connect M1-A1 Limited does not own any real estate. It has a license to occupy the land on which Yorkshire Link has been constructed, and it has a lease over the site used as the maintenance compound for the duration of the concession.

SEW

     SEW owns four reservoirs, 171 storage towers and 64 treatment plants. As of December 31, 2004, the unaudited book value of SEW’s tangible assets was £410 million ($785.5 million). Its main network extends some 6,000 miles. A review by SEW of the condition of its assets, which was accepted by Ofwat, indicated that 87% of SEW’s assets are in average or better than average condition with the majority of the balance nearing the end of their useful life and thus requiring replacement over the next 10 years and a small percentage that require replacement in the short term.

Item 3. Legal Proceedings

Airport Services Business

     On or about May 15, 2002, the families of two pilots killed in a plane crash in 2000 filed complaints in the Supreme Court of New York against a number of parties including EAS and a formerly owned subsidiary, Million Air Interlink, Inc., or Million Air Interlink, asserting claims for punitive damages, wrongful death and pain and suffering. The plaintiffs are each seeking $100 million in punitive damages, $100 million for wrongful death and $5 million for pain and suffering. The plaintiffs’ claim arises out of the facts surrounding a plane crash allegedly caused by one of the aircraft’s engines losing power, which caused the plane to crash, killing all on board. The engine lost power as a result of fuel starvation. The plaintiffs allege this was caused by insufficient fuel or design fault. The plane had last been refueled prior to the accident at the Farmingdale FBO operated by Flightways of Long Island, Inc., or Flightways, on the day of the accident.

     EAS and Million Air Interlink moved to dismiss the complaints for lack of jurisdiction because Flightways, rather than EAS or Million Air Interlink, was the entity that operated the Farmingdale FBO, and that employed the person who refueled the plane in question. The court denied the motion, permitting discovery to go forward on the jurisdictional issues, and with leave for the defendants to re-file the motion if discovery warranted doing so. Flightways was added as a defendant. USAIG, the insurer of Flightways under the primary insurance policy, has assumed the defense on behalf of the three Atlantic defendants, has denied any liability and is vigorously contesting the claims made. Discovery is proceeding. The Atlantic defendants believe that the risk of a judgment by the court against them for an amount of damages approaching the amounts claimed by the plaintiffs is remote. In addition, liability insurance for an amount of up to $50 million is available in the event Flightways is found liable, and liability insurance for an amount of up to $1 million is available to each of EAS and Million Air Interlink in the event either or both companies are found liable. The sale and purchase agreement with EAS provides for an indemnity of $20 million, which would be available in the event of a judgment against any of the Atlantic entities party to the suit. However, there is no assurance the EAS selling shareholders will have sufficient resources to meet their indemnity obligation in the event we seek to claim an amount pursuant to this indemnification provision. The Atlantic defendants believe the likelihood is remote that a judgment for damages against them will be in excess of the indemnity or the insurance coverage available or both.

     On February 28, 2005, Rohan Foster and Margaret Foster filed a complaint in the Supreme Court of New Jersey, Passaic County, naming several defendants, including Atlantic Aviation Services, Inc. and AvPorts, Inc., based on injuries they allegedly suffered when a Challenger CL-600 aircraft failed to ascend during take off from the Teterboro Airport and ran off of the runway, the airport grounds, onto and across a public highway. The complaint alleges, among other things, negligence in the maintenance and control of the aircraft and maintenance, operation, management and control of the airport, and seeks an unspecified amount of compensatory and special damages. Although it is not possible to predict the outcome of the litigation at this early stage due to the many uncertainties that exist, the company believes it has a strong defense. Atlantic did not service the aircraft in question. AvPorts, which manages the Teterboro Airport, received a verbal briefing, following a post-incident visual inspection of the runway by it and the FAA, to the effect that there was no evidence to suggest that pavement surface or any other condition at the airport was a contributing factor.

Toll Road Business

     Neither Macquarie Yorkshire nor CHL or Connect M1-A1 Limited is currently a party to any material legal proceedings.

     On March 20, 2004, a fatal road accident occurred on Yorkshire Link. The accident is currently the focus of an ongoing investigation by local police authorities. As part of their investigation, the police have interviewed several employees of Connect M1-A1 Limited and, pursuant to a search warrant, have collected certain documentation from Connect M1-A1 Limited’s offices. No charges have been brought against Connect M1-A1 Limited to date and Connect M1-A1 Limited is fully cooperating with the police investigation. Connect M1-A1 Limited’s management has received no further information with respect to the outcome of the police investigation. Connect M1-A1 Limited has conducted an internal investigation and believes that its maintenance of the section of Yorkshire Link where the accident occurred was in compliance with its obligations under the Concession.

     The seller to us of our interest in Yorkshire Link has indemnified us for our proportional share of any loss of revenue, penalties awarded by a court in potential civil or criminal proceedings or imposed by the Transport Secretary under the concession and legal expenses and other costs associated with any claim arising from this accident up to a maximum of £2.75 million.

SEW

     In 2003 and 2004, V.A.S. Maddison Ltd., a previous contractor of SEW, contacted SEW, claiming approximately £1.4 million with respect to the alleged incorrect allocation of two contracts during the period from 1997 to 2001, and £5.1 million in lost profits and bid costs with respect to alleged breaches of procurement rules in relation to the award of a contract in 2001. In addition, V.A.S. Madison claims that SEW owes an additional £2.6 million relating to work performed. SEW does not believe any additional amounts are owed. To date, no formal claim has been made.

     Saur International had been engaged by SEW, then owned by Saur UK and part of the Bouygues Group, to develop and implement a new billing system for SEW, for completion by the end of 2004. Following extended delays and technical problems with the software, SEW notified Saur International of its intention to terminate the project in December 2004. By the end of January, the parties were unable to reach agreement or agree to mediate the dispute. Saur alleges to have suffered damages in the amount of $7.96 million as a result of termination of the project. SEW believes that it has claims for both damages and repayment of amounts previously paid under the contract. SEW submitted its claim on February 28, 2005. Saur has not yet filed a counterclaim.

Item 4. Submission of Matters to a Vote of Securityholders

     None

Part II

Item 5. Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

     Our trust stock trades on the NYSE under the symbol “MIC.” During the period from December 16, 2004 (the first day of trading in our trust stock) through December 31, 2004 (the ending date of this report), the highest and lowest trading prices per share of trust stock were $29.35 and $25.00, respectively.

     As of March 15, 2005 we had 26,610,100 shares of trust stock outstanding that were held by approximately 40 holders of record; however, we believe the number of beneficial owners of our shares exceeds this number.

Disclosure of NYSE-Required Certifications

     The NYSE requires that companies listed on the NYSE disclose in their annual report to shareholders that their Chief Executive Officer filed with the NYSE the annual certification required by Section 12(a) of the NYSE’s Corporate Governance listing standards relating to compliance with the NYSE’s Corporate Governance listing standards. This Section 12(a) certification is required to be filed within 30 days of our annual meeting of shareholders. Our initial public offering of shares of trust stock and listing of our trust stock on the NYSE occurred in December 2004, and we have not yet held an annual meeting of shareholders since our trust stock was listed on the NYSE. Therefore, our Chief Executive Officer was not required to file a Section 12(a) certification during 2004.

     We are filing with the SEC, as an Exhibit to this Annual Report on Form 10-K, the CEO/CFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Dividends

     We intend to declare and pay regular quarterly cash distributions on all outstanding shares. We intend to declare and pay an initial quarterly distribution for the quarter ending March 31, 2005 of $0.50 per share. We also intend to pay an initial distribution, prorated for the period from the initial public offering date to December 31, 2004, of $0.0877 per share. We have set this initial distribution on the basis of the current results of operations of our businesses and investments, all of which have significant operating histories.

     Our dividend policy is based on the predictable and stable cash flows of our businesses and investments and our intention to pay out as distributions to our shareholders the majority of our cash available for distributions and not to retain significant cash balances in excess of prudent reserves in our operating subsidiaries. We intend to finance our internal growth strategy primarily with selective operating cash flow and using existing resources at the company level. We intend to finance our acquisition strategy primarily through a combination of issuing new equity and incurring debt and not through operating cash flow. If our strategy is successful, we expect to maintain and increase the level of our distributions to shareholders in the future.

     The declaration and payment of our initial distribution, our initial quarterly distribution and any future distribution will be subject to a decision of the company’s board of directors, which includes a majority of independent directors. The company’s board of directors will take into account such matters as general business conditions, our financial condition, results of operations, capital requirements and any contractual, legal and regulatory restrictions on the payment of distributions by us to our shareholders or by our subsidiaries to us, and any other factors that the board of directors deems relevant. In particular, all of our businesses and investments have substantial debt commitments, which must be satisfied before any of them can distribute dividends or make distributions to us. These factors could affect our ability to continue to make distributions, in the initial quarterly per share amounts or at all. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Part II, Item 7.

     We will require approximately $2.3 million to pay the initial distribution and $13.5 million to pay the initial quarterly distribution on the expected shares outstanding at March 31, 2005.

Securities Authorized for Issuance Under Equity Compensation Plans

     The table below sets forth information with respect to shares of trust stock authorized for issuance as of December 31, 2004:

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities under
Plan category	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securityholders (1)	7,644	$ 0.00	(1)
Equity compensation plans not approved by securityholders	—	—	—
Total	7,644	$ 0.00	(1)

(1)	Information represents number of shares of trust stock issuable upon the vesting of director stock units pursuant to our independent directors’ equity plan, which was approved and became effective in December 2004. Under the plan, each independent director elected at our annual meeting of shareholders is entitled to receive a number of director stock units equal to $150,000 divided by the average closing sale price of the trust stock during the 10-day period immediately preceding our annual meeting. In connection with our initial public offering, we granted director stock units to our independent directors based on the initial public offering price of $25.00 per share and on pro rata basis relating to the period from the closing of the offering through the anticipated date of our annual meeting of shareholders. To date, we have reserved 9,600 shares of trust stock for future issuance under the plan.

Sales of Unregistered Securities

     On December 21, 2004, concurrently with our initial public offering, we issued 2,000,000 shares of trust stock to our Manager in a private placement under Section 4(2) of the Securities Act of 1933 at a purchase price of $25.00 per share, for an aggregate offering price of $50 million. Our Manager may sell up to 30% of these shares at any time, a further 35% at any time from and after December 21, 2005 and the balance at any time from and after December 21, 2007. We have agreed to file a shelf registration statement to cover all shares owned by our Manager as soon as reasonably possible following December 21, 2004 or earlier if requested by our Manager, to cover 30% of our Manager’s initial investment as well as any additional shares purchased by our Manager upon the reinvestment of any of its management fees.

Use of Proceeds from Initial Public Offering

     On December 21, 2004, we sold 26,610,000 shares of trust stock in our initial public offering and the concurrent private placement described above for a purchase price of $25.00 per share and an aggregate offering price of $665,250,000, following which the offering terminated. Our initial public offering was effected through a Registration Statement on Form S-1 (File No. 333-116244) that was declared effective by the SEC on December 16, 2004. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Jeffries & Company, Inc., Legg Mason Wood Walker, Incorporated, Macquarie Securities (USA) Inc., RBC Capital Markets Corporation and Raymond James & Associates, Inc. were underwriters for the offering.

     The following table describes the source and use of proceeds from our initial public offering from December 21, 2004 to December 31, 2004:

Initial Public Offering
Proceeds from shares of trust stock sold in initial public offering and concurrent private placement	$665,250,000
Underwriters’ discount and commissions (1)	(38,465,430)
All other offering costs (2)	(13,519,419)

Net offering proceeds to us	$613,265,151

Acquisition Financing
Purchase of Equity (including related expenses):
Atlantic (3)	$(118,210,009)
AvPorts (4)	(42,679,667)
Macquarie Parking (5)	(63,856,441)
Thermal Chicago/Northwind Aladdin (6)	(67,015,759)
CHL (7)	(84,667,858)
Purchase of Interest in (including related expenses):
MCG (8)	(70,000,000)
SEW (9)	(39,609,658)

$127,225,759

Cash acquired from acquisitions	$18,633,485

Other
Net outflows for period December 21, 2004 through December 31, 2004	$(4,309,247)
Additional contribution to Atlantic	(1,500,000)

Remainder to cash on hand (10)	$140,049,997

(1)	$3.2 million of these expenses were paid to Macquarie Securities (USA) Inc., an affiliate of ours.

(2)	$8 million of these expenses were paid to our Manager as a structuring fee under the terms of a management services agreement.

(3)	We purchased NACH, the parent company of Atlantic, from Macquarie Investment Holdings, Inc., an affiliate of ours. In addition, $9.4 million of the purchase price was paid to various members of the Macquarie Group in connection with advisory and debt arranging services, and bridge loan, hedging and equity underwritings.

(4)	We purchased AvPorts from an investment vehicle managed by a member of the Macquarie Group, an affiliate of ours. The purchase price above includes the acquisition of $12 million of subordinated debt and $266,000 in accrued interest.

(5)	We purchased Macquarie Parking from an investment vehicle managed by a member of the Macquarie Group. The purchase price above includes $30 million of inter-company loans to enable MAPC to acquire equity in other Macquarie Parking group companies.

(6)	We purchased MDEH, the parent company of Thermal Chicago and Northwind Aladdin, from Macquarie Investment Holdings, Inc. In addition, $6.6 million of the purchase price was paid to various members of the Macquarie Group in connection with advisory and debt arranging services, and bridge loan, hedging and equity underwritings.

(7)	We purchased CHL from an investment vehicle managed by a member of the Macquarie Group. The purchase price includes $919,000 paid to Macquarie Bank Limited in connection with foreign currency hedging arrangements.

(8)	We purchased our interest in MCG from a wholly owned subsidiary of Macquarie Bank Limited.

(9)	We purchased our interest in SEW, indirectly, from a wholly owned subsidiary of Macquarie Bank Limited. The purchase price includes $437,000 paid to Macquarie Bank Limited in connection with foreign currency hedging arrangements.

(10)	Included in cash on hand is $1 million to pre-fund compliance costs for Sarbanes-Oxley.

     Subsequent to December 31, 2004, we used $21 million of the net proceeds of the offering to make an equity contribution to NACH to fund the acquisition of all of the membership interests in GAH, which owns two FBOs in California, and to fund related expenses.

Item 6. Selected Financial Data

     The selected financial data represents the results of operations, cash flow and balance sheet data of NACH, which was deemed to be our predecessor. We have included the results of operations and cash flow data of NACH for the years ended December 31, 2001 through December 31, 2003, for the period from January 1, 2004 through July 29, 2004 and for the period July 30, 2004 through December 22, 2004. The period from December 23, 2004 through December 31, 2004 includes the results of operations and cash flow data for our businesses and investments from December 23 through December 31, 2004 and the results of the Company from April 13, 2004 through December 31, 2004. We have included the balance sheet data of NACH at December 31, 2003, and 2002 and the consolidated balance sheet data of the Company at December 31, 2004.

				Predecessor	Predecessor	Successor
				January 1	July 30	Dec 23
	Predecessor			through	through	through
	Year Ended December 31,			July 29,	Dec 22,	Dec 31,
	2001	2002	2003	2004	2004	2004
	($ in thousands)
Statement of Operations Data:
Revenue:
Fuel revenue	$44,044	$49,893	$57,129	$41,146	$29,465	$1,681
Service revenue	16,300	18,698	20,720	14,616	9,839	3,257
Lease income	—	—	—	—	—	126

Total revenue	60,344	68,591	77,849	55,762	39,304	5,064
Cost of revenue:
Cost of revenue — fuel	(20,702)	(22,186)	(27,003)	(21,068)	(16,599)	(912)
Cost of revenue — service	(1,399)	(1,907)	(1,961)	(1,428)	(849)	(1,633)

Gross profit	38,243	44,498	48,885	33,266	21,856	2,519
Selling, general and administrative expense (1)	(26,063)	(27,795)	(29,159)	(22,378)	(13,942)	(7,953)
Management fees						(12,360)
Depreciation	(1,520)	(1,852)	(2,126)	(1,377)	(1,287)	(175)
Amortization	(4,552)	(1,471)	(1,395)	(849)	(2,329)	(281)

Operating income (loss)	6,108	13,380	16,205	8,662	4,298	(18,250)
Interest income	47	63	71	17	28	69
Dividend income	—	—	—	—	—	1,704
Finance fees	—	—	—	—	(6,650)	—
Interest expense	(5,809)	(5,351)	(4,820)	(4,655)	(2,907)	(756)
Equity in loss of unconsolidated subsidiary	—	—	—	—	—	(389)
Other income (expense)	221	—	(1,219)	(5,135)	(39)	50

Income (loss) from continuing operations before income tax	567	8,092	10,237	(1,111)	(5,270)	(17,572)
Income tax (expense) benefit	(1,114)	(3,150)	(4,192)	597	(286)	—
Minority interests	—	—	—	—	—	(16)

(Loss) income from continuing operations	(547)	4,942	6,045	(514)	(5,556)	(17,588)
Discontinued operations:
(Loss) income from operations of discontinued operations	(290)	197	121	159	116	—
Loss on disposal of discontinued operations	(649)	(11,620)	(435)	—	—	—

(Loss) income from discontinued operations (net of applicable income tax provisions)	(939)	(11,423)	(314)	159	116	—

Net (loss) income	$(1,486)	$(6,481)	$5,731	$(355)	$(5,440)	$(17,588)
Basic and diluted loss per share (2)	—	—	—	—	—	$(17.38)

Cash Flow Data:
Cash provided by operating activities	$2,295	$9,608	$9,811	$7,757	$(577)	$(4,045)
Cash (used in) investing activities	(5,626)	(2,787)	(4,648)	3,011	(228,145)	(467,477)
Cash provided by (used in) financing activities	4,137	(5,012)	(5,956)	(5,741)	231,843	611,765
Effect of exchange rate	—	—	—	—	—	(193)

Net increase (decrease) in cash	$806	$1,809	$(793)	$5,027	$3,121	$140,050

(1)	The Company incurred $6 million of non-recurring acquisition and formation costs that have been included in the December 23, 2004 to December 31, 2004 consolidated results of operations.

(2)	Basic and diluted loss per share was computed on a weighted average basis from the period April 13, 2004 (inception) through December 31, 2004. The weighted average computation of 1,011,887 shares of trust stock outstanding was computed based on 100 shares outstanding for the period from April 13, 2004 through December 21, 2004 and 26,610,100 shares outstanding for the period from December 22, 2004 through December 31, 2004.

	Predecessor	Predecessor	Successor
	At	At	At
	December 31,	December 31,	December 31,
	2002	2003	2004
	($ in thousands)
Balance Sheet Data:
Total current assets	$10,176	$10,108	$167,769
Property and equipment, net	31,942	36,963	284,744
Contract rights and other intangibles, net	51,064	52,524	254,530
Goodwill	33,222	33,222	217,576
Total assets	128,836	135,210	1,208,487

Current liabilities	12,416	15,271	39,525
Deferred tax liabilities	20,848	22,866	123,429
Long-term debt, including related party, net of current portion	38,227	32,777	434,352
Total liabilities	74,968	75,369	603,676
Redeemable convertible preferred stock	64,099	64,099	—
Stockholders’ (deficit) equity	(10,231)	(4,258)	596,296

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the financial condition and results of operations of the company should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify such forward-looking statements. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A. Unless required by law, we undertake no obligation to update forward-looking statements. Readers should also carefully review the risk factors set forth in other reports and documents filed from time to time with the SEC.

GENERAL

     The trust and the company were each formed on April 13, 2004. On December 21, 2004 we completed an initial public offering and concurrent private placement of shares of trust stock representing beneficial interests in the trust, with each share corresponding to one LLC interest in the company. We used an aggregate of $486 million, or 73%, of the proceeds of the offering and private placement to acquire our businesses and investments and to pay related acquisition expenses. We have included the results of our businesses in our results of operations since the dates of our respective acquisitions beginning December 23, 2004.

     We own, operate and invest in a diversified group of infrastructure businesses, which are businesses that provide basic, everyday services, such as parking, roads and water, through long-life physical assets. We offer investors an opportunity to participate directly in the ownership of infrastructure businesses in the United States and other developed countries that traditionally have been owned by governments or private investors, or have formed part of vertically integrated companies. These infrastructure businesses operate in sectors with limited competition and high barriers to entry. As a result, they have sustainable and growing long-term cash flows. We operate and finance our businesses in a manner that maximizes these cash flows. We intend to make acquisitions complementary to our businesses and acquisitions in other attractive infrastructure sectors.

     We are dependent upon cash distributions from our businesses and investments to meet our corporate overhead and management fee expenses and to pay dividends. We expect to receive dividends from our airport services business, airport parking business and district energy business through our directly owned holding company MIC Inc. for all of our businesses based in the United States. We will receive interest and principal on our subordinated loans to, and dividends from, our toll road business and dividends from our investments in MCG and SEW through directly owned holding companies that we have formed to hold our interest in each business and investment.

     Distributions received from our businesses and investments by the above-mentioned directly owned subsidiaries of the company, net of any tax payable by these subsidiaries, will be available first to meet management fees and corporate overhead expenses of these subsidiaries, the company and the trust and then to fund dividend payments by the company to the trust and then to holders of trust stock. Base and performance management fees payable to our Manager will be allocated between the company and the directly owned subsidiaries based on the company’s internal allocation policy.

     We intend to pursue a policy of paying regular distributions per share. Our dividend policy is based on the predictable and stable cash flows of our businesses and investments and on our intention to pay out as distributions to our shareholders the majority of our cash available for distributions and not to retain significant cash balances in excess of what is required as prudent reserves in our operating subsidiaries. We therefore intend to finance our acquisition strategy primarily through a combination of issuing new equity and incurring debt and not through retained earnings. We would expect new debt to be incurred either on a non-recourse basis at the operating business level, at the MIC Inc. level or, in limited circumstances, at the company level. If our strategy is successful, we would expect to increase the level of distributions we are able to make in the future.

     We are exposed to currency fluctuations with respect to our toll road business (denominated in Pounds Sterling) and our investments in SEW (denominated in Pounds Sterling) and MCG (denominated in Australian dollars). The impact of currency fluctuations on our earnings and cash flows is discussed below under “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A.

     We acquired the Atlantic, AvPorts, Thermal Chicago, Northwind Aladdin and Macquarie Yorkshire businesses and made our investments in SEW and MCG on December 22, 2004 and acquired our interest in Macquarie Parking on December 23, 2004 by purchasing the shares of NACH, MANA, MDEH, MAPC, Macquarie Yorkshire and MCG and ordinary shares and Preferred Equity Certificates, or PECs, in Macquarie Luxembourg. The purchases of Atlantic, AvPorts, Thermal Chicago and Northwind Aladdin and Macquarie Parking were recorded by us using the purchase method of accounting, due to our ability to control each business. Their balance sheets, results of operations and cash flows are included in our consolidated financial statements since the date of acquisition.

     MCG is accounted for as an available for sale investment and SEW is recorded under the cost method of accounting.

     Macquarie Yorkshire, through its 50% ownership of Connect M1-A1 Holdings Limited, or CHL, owns 50% of Connect M1-A1 Limited. Our investment in CHL is accounted for under the equity method of accounting.

IMPACT OF ACQUISITIONS ON OUR RESULTS OF OPERATIONS

     The acquisitions of our consolidated businesses and our equity investment in Macquarie Yorkshire resulted in significant increases in the recorded value of our property, plant and equipment and our intangible assets, including our airport contract rights, customer relationships and technology. Our consolidated results of operations reflect only nine days of the resulting additional depreciation and amortization expense. We expect our future annual depreciation and amortization expense to increase going forward as this additional expense is fully reflected in our results.

     Prior to our acquisition of NACH and MDEH, both businesses were recapitalized with significant levels of non-recourse debt during the six months ended December 31, 2004. We expect our consolidated interest expense to increase next year to reflect the full year impact of our additional indebtedness.

     Simultaneously with our acquisition of MAPC, MAPC increased its economic ownership in the underlying Macquarie Parking business from 43.1% to 87.1%. The historical results of MAPC discussed in this section include a larger allocation of net losses to the minority investors. Going forward, we expect to recognize a greater share of the financial performance of MAPC in our consolidated results of operations, reflecting MAPC’s increased ownership in Macquarie Parking.

OPERATING SEGMENTS AND BUSINESSES

     Airport Services Business

     Our airport services business comprises Atlantic and AvPorts, which are owned by NACH and MANA, respectively, both of which are our indirect wholly owned subsidiaries. Our airport services business depends upon the level of general aviation activity, in particular jet fuel consumption, at the airports at which it operates because its primary source of revenue is sales of jet fuel. General aviation activity is in turn a function of economic and demographic growth in the regions serviced by a particular airport and the general rate of economic growth in the United States. According to the FAA, in 2001 and 2002, the number of general aviation fixed wing turbine aircraft in the United States, which are the major consumers of the services of our airport services business, increased by 12.7% and 5.7%, respectively. General aviation jet fuel consumption declined in 2001 by 2% and increased in 2002 by 3.3%. The FAA estimates that general aviation jet fuel consumption grew by 0.65% in 2003, by 3.8% in 2004, and is projected to grow 4.5% in 2005. A number of our airports are located near key business centers, for example, New York – Teterboro, Chicago – Midway and Philadelphia. We believe that as a result the growth in fuel consumption and general aviation activity is higher at our airports than the industry average nationwide. We also believe that through providing superior service, demand for our airport services will grow faster than the overall growth expected in the general aviation market.

     Fuel revenue is a function of the volume sold at each location and the average per gallon sale price. The average per gallon sale price is a function of our cost of fuel plus, where applicable, fees and taxes paid to airports or other local authorities for each gallon sold (Cost of revenue — fuel), plus our margin. Our fuel gross profit (Fuel revenue less Cost of revenue — fuel) depends on the volume of fuel sold and the average dollar margin earned per gallon. The margin charged to customers varies based on business considerations. Dollar margins per gallon are generally insensitive to the wholesale price of fuel with both increases and decreases in the wholesale price of fuel generally passed through to customers, subject to the level of price competition that exists at the various FBOs.

     Our airport services business also earns revenues from activities other than fuel sales (Non-fuel revenue). For example, our airport services business earns revenues from refueling some general aviation customers and some commercial airlines on a “pass-through basis,” where we act as a fueling agent for fuel suppliers and for commercial airlines, receiving a fee, generally on a per gallon basis. In addition, our airport services business earns revenue from aircraft landing and parking fees and by providing general aviation customers with other services, such as de-icing and hangar rental. We also provide de-icing services to commercial airlines. Our airport services business at AvPorts also earns management fees for its operation of five regional airports under management contracts.

     In generating non-fuel revenue, our airport services business incurs supply expenses (Cost of revenue — non-fuel), such as de-icing fluid costs and payments to airport authorities, which vary from site to site. Cost of revenue — non-fuel are directly related to the volume of services provided and therefore generally increase in line with non-fuel revenue.

     Our airport services business incurs expenses in operating and maintaining each FBO, such as rent and insurance, which are generally fixed in nature. Other expenses incurred in operating each FBO, such as salaries, generally increase with the level of activity. In addition, our airport services business incurs general and administrative expenses at the head office that include senior management expenses as well as accounting, information technology, human resources, environmental compliance and other system costs.

     Macquarie Parking

     Our airport parking business, Macquarie Parking, is operated by subsidiaries of MAPC. The revenues of Macquarie Parking are driven by the volume of passengers using the airports at which it operates, its market share at each location and its parking rates. Historically, air passenger numbers have grown over the long-term at rates higher than general economic growth. Nevertheless, the impact of the events surrounding September 11, 2001 and the 2001 recession resulted in a decline in enplanements well in excess of the decline in economic growth. According to the FAA, enplanements in the United States declined by 7.6% in 2001 and 8.5% in 2002. Growth in air travel rebounded in 2003 consistent with trends following other severe disruptions to air travel, such as those caused by the Gulf War in 1991. The FAA reported that total enplanements in the United States grew by 2.5% in 2003 over 2002 despite the negative impact of the Iraq War and the SARS epidemic on air travel in 2003, and has forecast growth in total enplanements in the United States in 2005 of 7.7%.

     Macquarie Parking aims to grow its revenue at rates higher than enplanement growth by increasing its market share at each location and increasing parking rates taking into consideration demand and competition. Macquarie Parking competes for market share against other parking facilities (on- and off-airport) and to a lesser extent against alternative modes of transport to the airport, such as trains, taxis, private transport or rental cars. Among other factors, market share is driven by the capacity of the parking facility, the proximity of the parking facility to the airport, the quality of service provided and the parking rates. Macquarie Parking seeks to increase market share through marketing initiatives to attract air travelers who have not previously used off-airport parking and through improved services.

     In the discussion of Macquarie Parking’s results of operations, we disclose the average daily occupancy for each period. Macquarie Parking measures occupancy by counting the number of cars at the “lowest point of the day” between 12 a.m. and 2 a.m. every night. At this time, customer activity is low, and thus Macquarie Parking can take an accurate measure of the car count at each location. This method means that turnover and intra-day activity are not taken into account and therefore occupancy during the day is likely to be much higher than when the counts are undertaken.

     Macquarie Parking’s customers pay a fee for parking at its locations. The parking fees collected constitute the revenue earned by Macquarie Parking. The prices charged are a function of demand, quality of service and competition. Parking rate increases are often led by on-airport parking lots. Most airports have historically increased parking rates rapidly with increases in demand, creating a favorable pricing environment for off-airport competitors. Further, Macquarie Parking seeks to increase parking rates through the addition of services such as car washes and covered parking.

     In providing parking services, Macquarie Parking incurs expenses, such as personnel costs and the costs of leasing, operating and maintaining its shuttle buses. These costs are incurred in providing customers with service at each parking lot as well as in transporting them to and from the airport terminal. Generally, as the level of occupancy, or usage, at each of Macquarie Parking’s locations increases, labor and the other costs related to the operation of each facility increase.

     Other costs incurred by Macquarie Parking relate to the provision of the infrastructure that the business requires to operate. These costs include marketing and advertising, rents and other real estate related costs and general and administrative expenses associated with the head office function.

     District Energy Business

     Our district energy business is comprised of Thermal Chicago and Northwind Aladdin, which are 100% and 75% indirectly owned, respectively, by MDEH, which is a wholly owned subsidiary. Thermal Chicago sells chilled water to 98 customers in the Chicago downtown area and one customer outside of the downtown area under long-term contracts. Pursuant to these contracts, Thermal Chicago receives both capacity and consumption payments. Capacity payments (cooling capacity revenue) are received irrespective of the volume of chilled water used by a customer and these payments generally increase in line with inflation. Capacity payments constituted approximately 50% of Thermal Chicago’s total revenue in 2004.

     Consumption payments (cooling consumption revenue) are a per unit charge for the volume of chilled water used. Such payments are higher in the summer months when the demand for chilled water is at its highest and, as a consequence, in general approximately two-thirds of consumption revenue is received in the third quarter of each year. Consumption payments also fluctuate moderately from year to year depending on weather conditions. Pursuant to the customer contracts, consumption payments generally increase in line with a number of economic indices that reflect the cost of electricity, labor and other input costs relevant to the operations of Thermal Chicago. The weighting of the individual economic indices broadly reflects the composition of Thermal Chicago’s direct expenses. As a consequence, Thermal Chicago’s operating income will tend to be unaffected to the extent increases in its direct expenses are in line with these indices.

     Thermal Chicago’s principal direct expenses in 2004 were electricity 50%, labor 17%, and operations and maintenance 22%. Electricity costs fluctuate in line with the volume of chilled water produced. Thermal Chicago particularly focuses on minimizing the amount of electricity consumed per unit of chilled water produced, including by storing thermal energy by producing ice at night when electricity costs are generally lower. The ice is then used during the day to chill water when electricity costs and consumption are highest. Other direct expenses, including labor, operations and maintenance, depreciation, and general and administrative are largely fixed irrespective of the volumes of chilled water produced.

     Northwind Aladdin provides cold and hot water and back-up electricity under two long-term contracts that expire in February 2020. Pursuant to these contracts, Northwind Aladdin receives monthly fixed payments of approximately $5.4 million per annum through March 2016 and monthly fixed payments of approximately $2.0 million per year thereafter through February 2020. In addition, Northwind Aladdin receives consumption and other variable payments from its customers that allow it to recover substantially all of its operating costs. Approximately 90% of total contract payments are received from the Aladdin resort and casino and the balance from the Desert Passage shopping mall.

     In addition to its 75% interest in Northwind Aladdin, MDEH also owns all of Northwind Aladdin’s senior debt. This debt pays interest quarterly at a rate of 12.14% per year and is scheduled to fully amortize by the end of 2012. This debt is eliminated in consolidation.

     MDEH 2003 financial results do not reflect the increase in rent expense resulting from the misapplication of U.S. GAAP to lease agreements with escalating rental provisions. The increase in rent expense of approximately $0.03 million for 2003, is not material, and has no impact on our present or future cash flows. The cumulative adjustment prior to 2003 is a non-cash adjustment that results in a decrease of approximately $0.85 million in the opening retained earnings balance for 2002.

     Toll Road Business

     We own our toll road business through our 50% interest in CHL and share control with our joint venture partner Balfour Beatty plc. The sole source of revenue of our toll road business is “shadow tolls” received from the U.K. government. These revenues are a function of traffic volume and shadow toll rates. In general, traffic volume is driven by general economic and demographic growth in the region served. Yorkshire Link has been in operation for over five years and traffic volumes have grown continuously over this period. It is typical for a toll road to show strong traffic growth early in its life as drivers switch from congested alternative routes to the new road and then, as the road matures, for growth to trend toward levels that are reflective of overall economic and demographic growth in the region serviced by the road. As Yorkshire Link is a mature toll road, we expect that future traffic growth during the remainder of the concession will be consistent with economic and demographic growth rates.

     Based on a formula contained in the concession, revenues increase with increases in the volume of traffic using Yorkshire Link and the rate of inflation in the U.K. If traffic volumes do not increase and there is no inflation, toll rates will decline moderately through time due to the operation of the rate structure under the concession. Also, periodically, a global factor in the formula serves to decrease or increase shadow toll rates. The payment calculations are discussed further under “Business—Our Businesses and Investments—Toll Road Business—Business” in Part I, Item I. The operations of Yorkshire Link are relatively straightforward and therefore cash operating expenses are limited. This is partially a reflection of the fact that the road is relatively new. For example, expenses, excluding depreciation, comprised only 9% of revenues for the year ended March 31, 2004. The majority of revenues after expenses will be used to service Connect M1-A1 Limited’s debt and the remainder will be used to pay distributions to us and our joint venture partner.

     Operating expenses comprise two components: a recurring component that reflects the day-to-day cost of operating Yorkshire Link; and periodic maintenance that is necessary to maintain the condition of the road at the standard required by the concession. Day-to-day operating costs can generally be expected to grow at a rate moderately above the rate of inflation. As operating costs are low relative to revenues, significant percentage fluctuations in operating costs do not have a correspondingly significant impact on operating income.

     We account for our toll road business under the equity method of accounting and record profits and losses from our 50% indirect ownership in CHL in the equity in earnings of CHL line of our statement of operations. In addition, we record interest income from our subordinated loans to Connect M1-A1 Limited in the interest income line of our statement of operations and interest expense on the loan from Connect M1-A1 Limited in the interest expense line.

     Investments

     MCG

     We hold a minority interest in MCG and do not have any influence over its operations. Therefore, our interest in MCG is accounted for as an available for sale investment and dividends received are included in our statement of operations. Unrealized gains and losses in the share price of MCG are reflected in Other Comprehensive Income section of Stockholders’ Equity. The revenues of MCG are derived mainly from the long-term contracts that its investments, Broadcast Australia and, since January 2005, ntl:Broadcast, have entered into to provide broadcast infrastructure in Australia and the United Kingdom. As a result, the revenues of MCG are relatively insensitive to macroeconomic conditions in Australia and the United Kingdom.

     SEW

     We hold a minority interest in SEW and do not have significant influence over its operations. Therefore, our interest in SEW is accounted for as a cost investment and dividends received will be included in our statement of operations. The U.K. water industry regulator determines the prices that SEW can charge its customers. These determinations are undertaken every five years using an approach designed to enable SEW to earn sufficient revenues to recover operating costs, capital expenditure and taxes and to generate a return on invested capital, while creating incentives for SEW to operate efficiently. As a result of this price determination mechanism and the fact that demand for water is relatively insensitive to economic conditions, SEW’s earnings are stable.

RESULTS OF OPERATIONS

     We acquired all of our businesses and investments on December 22 and December 23, 2004 using the majority of the proceeds of our initial public offering. As a consequence, our consolidated operating results only reflect the results of operations of our businesses and investments for a nine day period between December 22, 2004 and December 31, 2004. Any comparisons to our consolidated results of operations to prior periods would not be meaningful. We have therefore included a comparison of the historical results of operations for each of our consolidated businesses, which we believe is a more appropriate approach to explaining the historical financial performance of the company.

     For the period from April 13, 2004 to December 31, 2004, we incurred a consolidated net loss of $17.6 million as we had only nine days of operating results from our businesses and because of the performance fee earned by our Manager from the closing of our initial public offering until December 31, 2004 of $12.1 million, pursuant to the terms of the management services agreement. We also incurred $6.0 million of expenses related to the acquisitions of our businesses and organizational expenses. We also earned $1.7 million in dividend income from our investment in MCG, which was subsequently received in February 2005.

Airport Services Business

     NACH (Atlantic)

     The following section summarizes the historical consolidated financial performance of NACH for the year ended December 31, 2004, where we have combined the results of operations of EAS, the holding company for Atlantic until July 29, 2004, on which date EAS was acquired by NACH, with the results of operations of NACH from January 1, 2004 through December 22, 2004, when it was part of the Macquarie Group, and the results of operations for the period from our acquisition of NACH on December 22, 2004, to December 31, 2004. For the years ended December 31, 2003 and December 31, 2002 the financial performance of EAS (the predecessor of NACH) is presented. The results do not include the historical performance of the two California FBOs acquired by NACH on January 14, 2005.

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2004	December 31, 2003	December 31, 2002
	($ in thousands)
Fuel revenue	$71,865	$57,129	$49,893
Non-fuel revenue	24,931	20,720	18,698

Total revenue	96,796	77,849	68,591

Cost of revenue — fuel	38,289	27,003	22,186
Cost of revenue — non-fuel	2,330	1,961	1,907

Total cost of revenue	40,619	28,964	24,093

Fuel gross profit	33,576	30,126	27,707
Non-fuel gross profit	22,601	18,759	16,791

Gross profit	56,177	48,885	44,498
Selling, general and administrative expenses	37,112	29,159	27,795
Depreciation and amortization	6,126	3,521	3,323

Operating income	12,939	16,205	13,380
Other income (expense)	(11,814)	(1,219)	—
Interest (expense), net	(7,694)	(4,749)	(5,288)
(Provision) benefit from income taxes	384	(4,192)	(3,150)

Income (loss) from continuing operations	(6,185)	6,045	4,942
(Loss) income from discontinued operations (net of applicable income tax provision)	275	(314)	(11,423)

Net income (loss)	$(5,910)	$5,731	$(6,481)

     Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

     Fuel Revenue and Fuel Gross Profit

     On December 31, 2003, Atlantic acquired two FBOs servicing the New Orleans market. Of the $14.7 million increase in fuel revenue in 2004, $5.5 million was attributable to New Orleans. Of the remaining increase, $2.55 million was attributable to an increase in gallons sold and $6.65 million was attributable to the increase in fuel prices. The contribution to fuel gross profit of New Orleans in 2004 was $2 million. The remaining change in fuel gross profit was $1.5 million, primarily due to a 4.5% increase in the volume of fuel sold and a 0.4% increase in the average dollar margin per gallon of fuel sold. We increased the volumes of fuel sold at substantially all of our locations due to generally higher levels of general aviation activity and the benefits accruing from Atlantic’s loyalty programs and other sales initiatives.

     Non-Fuel Revenue and Non-Fuel Gross Profit

     Of the increase in non-fuel revenue of $4.2 million, $3.7 million was attributable to New Orleans. Non-fuel revenue at other locations increased by $471,000 mainly due to an overall increase in activity. The contribution to non-fuel gross profit by the New Orleans facilities in 2004 was $3.3 million. Excluding New Orleans, non-fuel gross profit increased by $512,000 due to increased activity and profitability at other locations.

     Selling, General and Administrative Expenses

     Of the increase in selling, general and administrative expenses, $4.4 million was directly attributable to ongoing costs at New Orleans. The remaining increase was attributable to higher activity levels (approximately $2.0 million), transaction costs associated with the New Orleans acquisition (approximately $400,000), and costs incurred by the vendors of EAS (that are not expected to reoccur) in relation to its sale to NACH (approximately $1.2 million).

     Depreciation and Amortization

     Depreciation and amortization expense increased by $2.6 million, reflecting the impact of purchase accounting on Atlantic’s asset valuations upon acquisition of Atlantic by NACH. If NACH had acquired Atlantic on January 1, 2004 depreciation and amortization expense would have been $2.5 million higher than reported in 2004.

     Other Income (Expense)

     Other expense in 2004 consisted of the recognition of $5.2 million in expense attributable to then outstanding warrants that were subsequently cancelled in connection with the acquisition of Atlantic by NACH and the costs associated with the bridge financing required to fund NACH’s acquisition of Atlantic of $6.6 million. We do not expect to incur these expenses on a recurring basis.

     Net Interest Expense

     Net interest expense increased by $3 million due to an increase in the level of debt incurred after NACH’s acquisition of Atlantic. If NACH had the same level of debt in place during all of 2004, interest expense would have been $8 million, including $573,000 of deferred financing cost amortization.

     Net Income (Loss)

     Atlantic incurred a net loss in 2004 largely as a result of increases in depreciation and amortization, non-recurring selling, general and administrative expenses, the write-off of warrants ($5.2 million) at the time of acquisition of Atlantic, bridge financing expenses ($6.6 million) and the increased interest expense.

     Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     Fuel Revenue and Fuel Gross Profit

     Of the $7.2 million increase in fuel revenue, $2.6 million was attributable to an increase in gallons sold and the balance was attributable to the increase in fuel prices. Approximately 5.3% of the 8.7% total increase in fuel gross profit was due to an increase in fuel sales volumes resulting from an increase in general aviation activity at most locations and 3.2% was due to an increase in the average dollar margin per gallon of fuel sold.

     Non-Fuel Revenue and Non-Fuel Gross Profit

     The increase in non-fuel revenue was primarily due to the addition of a new contract with an operator of a fractional ownership aircraft business to provide refueling services at Teterboro Airport. This contract contributed approximately $800,000 to the increase in non-fuel revenue and to the increase in non-fuel gross profit.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses grew by 4.9%, substantially less than the growth in revenues and gross profit.

     Depreciation and Amortization

     Depreciation and amortization expense remained approximately unchanged as Atlantic did not make any substantial acquisitions or investments in assets.

     Other Expense

     Other expense in 2003 of $1.2 million reflects the fair value adjustment to warrants outstanding at the time. These warrants were cancelled at the time of NACH’s acquisition of Atlantic.

     Net Interest Expense

     Net interest expense decreased by $539,000 in 2003 compared to 2002 largely as a result of the repayments of a portion of Atlantic’s long-term indebtedness in 2002 and 2003.

     Net Income (Loss)

     The increase in income from continuing operations is primarily attributable to an increase in operating income, and a decrease in interest expense, partially offset by an increase in income tax provisions and expense associated with the warrants. In 2002, Atlantic committed to a plan to sell its flight services division, resulting in a loss from discontinued operations (net of applicable income tax provision) of $11.4 million in 2002, and $314,000 in 2003. As a result, Atlantic had a net loss in 2002. This sale was completed in the first quarter of 2003.

     MANA (AvPorts)

     The following table summarizes the historical consolidated financial performance of MANA for the year ended December 31, 2003 and the year ended December 31, 2004 where we have combined MANA’s results of operations from January 1, 2004 to December 22, 2004 with the results of operations of MANA for the period from our acquisition of MANA on December 22, 2004 to December 31, 2004.

	Year Ended	Year Ended
	December 31, 2004	December 31, 2003
	($ in thousands)
Fuel revenue	$28,498	$21,754
Non-fuel revenue	16,783	15,261

Total revenue	45,281	37,015

Cost of revenue — fuel	15,283	10,504
Cost of revenue — non-fuel	4,457	3,512

Total cost of revenue	19,740	14,016

Fuel gross profit	13,215	11,250
Non-fuel gross profit	12,326	11,749

Gross profit	25,541	22,999
Selling, general and administrative expenses	17,178	16,101
Depreciation and amortization	6,016	6,332

Operating income	2,347	566
Interest Expense, net	(3,729)	(3,759)
Other income	—	16
Income tax (expense) benefit	(58)	671

Net loss	$(1,440)	$(2,506)

     Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

     Fuel Revenue and Fuel Gross Profit

     Of the $6.7 million increase in fuel revenue, $3.7 million was attributable to an increase in gallons of fuel sold and $3 million was attributable to increases in fuel prices. Fuel gross profit increased by 17% in 2004 due to a 17% increase in fuel gallons sold as a result of an increase in the general aviation activity at most locations, the return to Louisville of military aircraft from duty in Iraq and increased military training at Gulfport. Average dollar margin per gallon of jet fuel sold remained constant.

     Non-Fuel Revenue and Non-Fuel Gross Profit

     The $1.5 million increase in non-fuel revenue resulted from an increase in activity at AvPorts’ locations, which also produced an increase in non-fuel gross profit. Revenues from management contracts increased by $56,000 to $1.8 million.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased by $1.1 million due to an increase in staffing to provide senior human resources and information technology personnel as well as additional financial personnel, higher employee benefit healthcare costs, and the increase in activity at AvPorts’ FBOs.

     Depreciation and Amortization

     Depreciation and amortization expense decreased by $316,000 due to lower amortization for a non-compete agreement that is treated as an intangible asset. At the time of MANA’s acquisition of AvPorts in November 2002, MANA paid $7.5 million to the vendor under an agreement that precluded the vendor from competing with MANA. This non-competition agreement was amortized over two years, ending in November 2004. As the non-compete payment is now fully amortized the annual cost of $3.5 million will not be incurred in the future. With the acquisition of MANA, we have applied purchase accounting to the acquired assets and liabilities resulting in a significant increase in the recorded value of our intangible assets; had we acquired MANA on January 1, 2004, our depreciation and amortization expense would have been $0.6 million higher than reported in 2004.

     Operating Income

     Operating income increased by $1.8 million in 2004 due to a combination of growth in fuel volumes sold, stable margins and expenses that grew more slowly than revenues.

     Net Interest Expense

     Interest expense remained approximately unchanged. Interest expense included non-cash amortization of debt issuance costs of $660,000 in 2004 and 2003. Interest expense in 2004 and 2003 also includes $1.2 million of interest payable on the subordinated debt issued by MANA, which we own. Since we consolidate MANA, the interest expense for this subordinated debt is eliminated from our consolidated financial statements.

     Net Loss

     Net loss decreased as a result of higher gross profit and lower amortization expense, offset by lower income tax benefit due to the increase in operating income.

MAPC (Airport parking business)

     The following table summarizes the historical consolidated financial performance of MAPC for the year ended December 31, 2003, and the year ended December 31, 2004, where we have combined MAPC’s results of operations for the period from January 1, 2004 to December 23, 2004 with the results of operations of MAPC from our acquisition of MAPC on December 23, 2004 to December 31, 2004. At the same time as we acquired 100% of MAPC, MAPC indirectly acquired an additional 44% economic interest in the underlying Macquarie Parking business which increased MAPC’s economic and voting interest to 87.1%.

	Year Ended	Year Ended
	December 31,	December 31,
	2004	2003
	($ in thousands)
Revenue	$51,448	$26,291
Direct expenses (1)	36,872	19,236

Gross profit	14,576	7,055
Selling, general and administrative	4,674	1,749
Amortization of intangibles	2,854	3,576

Operating income (loss)	7,048	1,730
Interest income and other income	(14)	31
Interest expense	(8,421)	(8,281)
Income tax expense	—	—
Minority interest in loss of consolidated subsidiaries	629	1,520

Net loss	$(758)	$(5,000)

(1)	Includes depreciation expense of $2,164 and $1,343 for 2004 and 2003, respectively.

     Year Ended December 31, 2004 Compared to Year Ended December 2003

     Revenue

     Revenue in the year ended December 31, 2004 was higher than in the year ended December 31, 2003 mainly due to the acquisition of the assets of the Avistar parking business on October 1, 2003 which contributed $21.6 million of the total revenue increase in 2004 of $25.2 million. Revenue from the pre-existing sites increased by 13% or $2.7 million and was due to new marketing initiatives, an overall increase in air passenger traffic at airports at which the business operates, the conversion to public parking of one of our facilities in June 2003 that was previously contracted to a company for employee parking, which contributed $1.6 million to the increase, and additional capacity from temporary overflow locations. Average daily “overnight” occupancy increased from approximately 6,000 vehicles in 2003 to approximately 14,500 vehicles in 2004, mainly due to the acquisition of Avistar (7,000 vehicles) and growth at existing locations of 25%.

     Direct Expenses

     Direct expenses increased mainly due to the acquisition of the Avistar parking business, which contributed $13 million to the increase of $17.6 million, and start up costs for the four new locations opened during 2004 which contributed $3.3 million to the increase. The direct expenses, excluding depreciation at the pre-existing sites increased by 3.9%, due to the conversion of the parking lot described above, and an increase in the occupancy levels at the pre-existing sites, resulting in increased staffing and shuttle bus expenses. Depreciation expense increased by $0.8 million, reflecting the full year impact of the Avistar acquisition.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased as a result of the termination of the management contract with the previous owner and $322,000 from severance costs related to our acquisition. Although this change resulted in higher general and administrative expenses, the current management structure allows us to have more direct control of the operations of the business.

     Amortization

     Amortization increased largely as a result of the assets purchased in the Avistar transaction which were recorded for the full year in 2004. Also included is additional amortization expense as a result of the increase of the fair value of the assets acquired when MAPC was acquired by us on December 23, 2004. Had we acquired MAPC on January 1, 2004, and MAPC had increased its interest in the underlying Macquarie Parking business at the same time, our 2004 amortization would have been $1.1 million higher than reported in 2004.

     Interest Expense

     Interest expense in 2004 included $1.4 million of deferred finance cost amortization, which decreased from $3.7 million in 2003. This is due to $2.9 million in debt issuance costs which were written off on October 1, 2003 in conjunction with the debt refinancing and with the new debt raised to finance the acquisition of the Avistar assets.

     Net Loss

     Net loss decreased due to the acquisition of Avistar and improved operating margins at pre-existing sites. These positive results were partly offset by losses totaling approximately $2.6 million from the four new locations that were opened in 2004.

MDEH (District energy business)

     The following table summarizes the historical consolidated financial performance of MDEH for the year ended December 31, 2004, where we have combined the following results of operations:

•	the predecessor Thermal Chicago Corporation from January 1, 2004 through June 30, 2004, when it was indirectly acquired by MDEH;

•	MDEH from January 1, 2004 through December 22, 2004, when it was part of the Macquarie Group;

•	MDEH from December 23, 2004 through December 31, 2004, the period of our ownership;

•	ETT Nevada, Inc., the holding company for our 75% interest in Northwind Aladdin, from September 29, 2004 through December 22, 2004, when it was owned indirectly by MDEH and was therefore part of the Macquarie Group; and

•	ETT Nevada, Inc. from December 23, 2004 to December 31, 2004, the period of our ownership.

The following table also summarizes the full year results of operations for the year ended December 31, 2003 for Thermal Chicago Corporation. At the time at which MDEH indirectly acquired a 75% interest in Northwind Aladdin, MDEH also indirectly acquired all of the senior debt of Northwind Aladdin. As a consequence, interest expense included in the statement of operations below from September 29, 2004 through December 31, 2004 on such senior debt was eliminated in our consolidated financial statements in 2004 and will be in subsequent periods.

	Year Ended	Year Ended
	December 31, 2004	December 31, 2003
	($ in thousands)
Cooling capacity revenue	$16,658	$15,737
Cooling consumption revenue	14,548	13,378
Other revenue	1,387	849
Finance lease revenue	2,423	1,369

Total revenue	35,016	31,333
Direct expenses — electricity	8,998	8,061
Direct expenses — other	9,303	8,319
Depreciation expense	4,399	2,998

Direct expenses — total	22,700	19,378

Gross profit	12,316	11,955

Selling, general and administrative	3,685	2,922
Amortization of intangibles	766	99

Operating income	7,865	8,934
Interest income and other income (expense)	(2,231)	1,087
Interest expense	(17,533)	(4,772)
(Provision) benefit for income taxes	464	(2,144)
Minority interest	(118)	—
Cumulative effect of change in accounting principle, net of tax	—	(299)

Net (loss) income	$(11,553)	$2,806

     Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

     Revenue

     Revenue in the year ended December 31, 2004 was higher than in the year ended December 31, 2003 mainly due to the acquisition of ETT Nevada on September 29, 2004 which contributed $1.8 million of the total revenue increase in 2004 of $3.7 million. Had MDEH indirectly acquired ETT Nevada on January 1, 2004, our revenue would have been $5.6 million higher than reported in 2004. The remainder of the increase was due to increases in capacity and consumption revenue. Capacity revenue increased due to a slight increase in contracted capacity tons and due to the annual increase of contract capacity payments in line with inflation in accordance with the terms of existing customer contracts. Consumption revenue increased due to a 5% increase in ton-hours sold in 2004 due to warmer weather on average compared to 2003 and also due to the annual increase of contract consumption payments in line with increases in the economic indices used to index these payments pursuant to the terms of existing customer contracts.

     Direct Expenses

     Direct expenses increased due to an increase in the volume of chilled water produced to meet higher demand in 2004 that resulted in higher power consumption and related costs. In addition, operating and maintenance expense increased by approximately $600,000 due to scheduled increases in maintenance contracts and increases in insurance costs. Direct costs for labor increased due to scheduled increases in wages and benefits for union workers. Direct expenses include $650,000 related to the ETT Nevada resulting from its acquisition by MDEH. Had MDEH acquired ETT Nevada on January 1, 2004, our direct expenses would have been $2.6 million higher than reported in 2004.

     Depreciation expense increased as a result of the increase of the fair value of the assets acquired when Thermal Chicago was acquired by MDEH on June 30, 2004. Had we acquired MDEH on January 1, 2004, our depreciation expense would have been $1.3 million higher than reported in 2004.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased by approximately $760,000 in 2004. This increase was due to an increase in costs associated with Exelon’s sale of the business to MDE in June 2004 from $650,000 to $800,000 which are not expected to recur, an increase in bad debt expense of $175,000 related to a customer’s chapter 11 bankruptcy and an increase in local taxes of $175,000.

     Amortization

     Amortization increased largely as a result of the increase of the fair value of the assets acquired when Thermal Chicago was acquired by MDEH on June 30, 2004. Had we acquired MDEH at January 1, 2004, our depreciation and amortization expense would have been $0.7 million higher than reported in 2004.

     Interest Income and Other Income (Expense)

     Interest income and other income decreased in 2004 as nonrecurring gains of $1.3 million from financial restructuring undertaken by Exelon prior to the sale of Thermal Chicago to MDE, a wholly owned subsidiary of MDEH, were offset by $3.4 million of costs associated with the bridge financing required to finance MDEH’s acquisition of Thermal Chicago. None of these costs are expected to recur.

     Interest Expense

     Interest expense was higher due primarily to a $10.3 million make-whole payment associated with the redemption of outstanding bonds by the business prior to its acquisition by MDEH, a loss of $2.2 million from the termination of an interest rate swap that was used to hedge MDE’s long term interest rate risk pending issuance of notes in a private placement, and due to a higher level of debt, which was put in place on September 29, 2004. Had we acquired MDEH on January 1, 2004, using the current level of indebtedness, our 2004 interest expense would have been $8.1 million.

     Income Taxes

     Income taxes decreased substantially during 2004 due to the significant increase in deductible interest expense and lower operating income.

     Net Income (Loss)

     Despite the increase in total revenue, overall there was a substantial decrease in net income principally resulting from significant non-recurring expenses (partially offset by non-recurring income items) incurred by the business.

Toll Road Business

     The following section discusses the historical consolidated financial performance for CHL. The historical statements of operations are denominated in Pounds Sterling and compiled in accordance with U.S. GAAP. We own a 50% interest in CHL through an indirectly wholly owned subsidiary Macquarie Yorkshire Limited. CHL has a March 31 fiscal year end.

     Year Ended March 31, 2004 as Compared to Year Ended March 31, 2003

     The table below summarizes the consolidated statement of operations for CHL for the year ended March 31, 2004 and the year ended March 31, 2003.

	Year Ended
	March 31,
	2004	2003
	(£ in thousands)
Revenue	£46,284	£45,267
Cost of revenue (1)	(12,702)	(11,404)
General and administrative expense	(1,157)	(1,245)

Operating income	32,425	32,618
Net interest expense	(18,711)	(20,396)
Income (loss) from interest rate swaps	1,597	(15,260)

Income (loss) before income taxes	15,311	(3,038)
Income tax expense (benefit)	4,229	(925)

Net income (loss)	£11,082	£(2,113)

(1) Includes depreciation expense of	£9,790	£9,508

     Revenue

     The increase in revenue for the year ended March 31, 2004 compared to the year ended March 31, 2003 was primarily due to an increase in traffic volumes of 3.6% for other vehicles and 2.9% for heavy goods vehicles and the indexation of toll rates to inflation, partially offset by the effect of the band structure on shadow toll rates. Traffic volume growth and inflation indexation of toll rates increased total revenue by approximately 3.6% while the operation of the band structures reduced revenues by 1.4%. For further discussion of the revenue calculations pursuant to the concession, see “Business—Our Businesses and Investments—Toll Road Business—Business—Calculation of Revenue” in Part I, Item 1.

     Cost of Revenue, General and Administrative Expense and Operating Income

     In the year ended March 31, 2004, technical support and director fees of £788,000 paid to the shareholders in CHL under agreements that have since been terminated are included as a general and administrative expense. That year also includes in cost of revenue a receivable of £283,000 written off in connection with repairs to Yorkshire Link which CHL had sought to recover from the construction joint venture.

     Net Income (Loss)

     Net interest expense decreased for the year ended March 31, 2004, reflecting the repayment of debt over the course of 2003 and 2004.

     Income on interest rate swaps for the year ended March 31, 2004 increased substantially compared to the year ended March 31, 2003 due to the positive impact of increasing interest rates on the mark to market value of interest rate swaps during 2004. Connect M1-A1 Limited has entered into economic hedges to fix the interest rates on a substantial portion of its floating rate debt. Overall net income increased substantially due to increased swap income and decreased interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     While we do not intend to retain significant cash balances in excess of what is required as prudent reserves and do not have in place any credit facilities at the holding company level, we believe that we will have sufficient liquidity and capital resources to meet our future liquidity requirements and the requirements of our dividend policy, based on the following factors and assuming that we can refinance the Atlantic, AvPorts and Macquarie Parking debt facilities at their respective maturities:

•	all of our businesses and investments generate, and are expected to continue to generate, significant operating cash flow;

•	the ongoing maintenance capital expenditure associated with our businesses is modest and readily funded from their respective operating cash flow;

•	all significant short-term growth capital expenditure will be funded with the cash on hand which we raised as part of our initial public offering and concurrent private placement in December 2004 or from committed undrawn debt facilities; and

•	CHL has amortizing debt, with the amortization payments expected to be paid from operating cash flow. We also have amortizing debt for Thermal Chicago/Northwind Aladdin and partially amortizing debt for Atlantic. Both the Thermal Chicago/Northwind Aladdin and Atlantic debt will begin to amortize in 2007, with the amortization payments expected to be paid from operating cash flow.

     Atlantic, AvPorts and Macquarie Parking have significant bullet payments due under their respective credit facilities in 2011, 2007 and 2006. While we believe that we will be able to refinance the bullet payments prior to their respective maturities, in the event we cannot we may default on that debt. We have no reason to believe that we will not be able to refinance the debt when due.

     The section below discusses the sources and uses of cash of our businesses and investments.

Our Consolidated Cash Flow

     We acquired all of our businesses and investments on December 22 and December 23, 2004 using proceeds from our initial public offering and concurrent private placement. As a consequence, our consolidated cash flows from operating, financing and investing activities reflect the nine-day period between December 22, 2004 and December 31, 2004. Any comparisons of our consolidated cash flows from operating, investing and financing activities for this short period in 2004 to any prior period would not be meaningful. Therefore we have included a comparison of the cash flows from operating, financing and investing activities for each of our consolidated businesses in 2004 against 2003, which we believe is a more appropriate approach to explaining the historical financial performance of the Company. We also discuss the historical cash flows from operating, investing and financing activities for our toll road business and our investments in MCG and SEW.

     The cash flows from operating activities of some of our consolidated businesses in 2004 reflect the impact of the acquisition of these businesses by the respective purchasers. In connection with such acquisitions, some of the businesses, prior to our acquisition, incurred substantial costs in addition to normal operating costs. As a result, our businesses and we have recorded in our respective cash flows from operations a number of cash expenses, which we do not believe are indicative of the ongoing financial performance of our businesses, including:

•	Non-recurring transaction costs incurred by the prior owners related to the sale of Atlantic ($1.2 million) and Thermal Chicago ($0.8 million) to NACH and MDEH, respectively;

•	bridge financing fees and swap breakage costs incurred by NACH of $6.6 million and MDEH of $5.9 million, which were expensed when permanent financing was secured for those businesses;

•	payment of a make-whole premium of $10.3 million by the prior owners of Thermal Chicago, made in connection with the retirement of the existing debt prior to its sale to MDEH; and

•	in our consolidated statement of cash flows, initial formation and acquisition costs totaling $6 million.

     Since we do not have a full year of results that consolidate our businesses and investments, our consolidated statement of cash flows does not reflect the full year performance and distributions of our cost and equity investments, all of which we expect to make significant distributions to us. We anticipate receiving or would have received:

•	$3.7 million from our interest in ETT Nevada Inc., for the period January 1, 2004 to September 29, 2004, when it was acquired indirectly by MDEH, which are not included in MDEH’s 2004 cash flows. The results of ETT Nevada Inc. have been included in the results of MDEH since its acquisition;

•	$1.2 million in interest income from our ownership of MANA’s subordinated debt;

•	dividends from SEW for the year ended December 31, 2005 of approximately $8.5 million;

•	distributions from our toll road business for the year ended December 31, 2005 of approximately $9.4 million, including a one-time release of a cash deposit of approximately $1.9 million;

•	dividends from MCG for the year ended December 31, 2005 of approximately $3.4 million, including a dividend of approximately $1.7 million paid in February 2005 and an expected dividend of approximately $1.7 million payable in August 2005, based on the public statements of MCG management regarding distributions per share for the MCG fiscal year ended June 30, 2005; and

•	cash flow from operating, financing and investing activities for GAH, which was acquired by NACH on January 14, 2005.

     Our consolidated results of operations and cash flow from operations also do not fully reflect the ongoing administrative expenses we expect to incur as a public company, such as accounting, legal and other consultant fees, SEC and listing fees, directors’ fees and directors’ and officers’ insurance and management fees. Currently we estimate such incremental cash fees and expenses to be approximately $12.2 million per year. We expect that a majority of such fees and expenses will be deductible to MIC Inc. and hence will reduce MIC Inc.’s U.S. federal and state tax payments.

     Prior to our acquisition, our businesses incurred a total of $13 million in 2004 for growth and maintenance capital expenditures. For 2005, we have partially pre-funded our projected growth capital expenditure requirements from the proceeds of the offering and will also use working capital debt facilities as a further funding source. We expect to fund the remainder of our projected capital expenditure requirements for 2005 of $6.2 million from consolidated cash flow from operations.

     On a consolidated basis, cash flows used by operating activities totaled $4 million for the nine days ended December 31, 2004. This is primarily due to the payment of acquisition, offering and administrative expenses related to the offering. Cash flow used in investing activities totaled $467.5 million, which reflects the costs to acquire our businesses and investments. Cash flow provided by financing activities totaled $611.8 million, reflecting the proceeds from the offering, net of our offering costs and repayment of a small amount of debt at our Atlantic business. As of December 31, 2004, our consolidated cash and cash equivalent balances totaled $140 million. This includes cash balances in excess of restricted reserve requirements that we acquired when we purchased our consolidated businesses and Yorkshire Link.

     Cash Flow from Operations from Our Consolidated Businesses

     Our consolidated statement of cash flows includes the cash flow from operations for Atlantic (NACH), AvPorts (MANA), Macquarie Parking (MAPC) and Thermal Chicago and Northwind Aladdin (MDEH). In all of these businesses, revenues are either mostly derived from cash sales or are highly stable. As a result, they do not experience substantial fluctuations in their trade receivables. The cash flow provided by operations for these businesses for the year ended December 31, 2004 and the year ended December 31, 2003 is summarized in the table below:

	Year Ended	Year Ended
	December 31,	December 31,
	2004	2003
	($ in thousands)
NACH (1)	$4,584	$9,811
MANA	$5,219	$3,355
MAPC	$7,294	$765
MDEH (2)	$2,302	$13,134

(1)	Includes EAS for the period from January 1, 2004 to July 29, 2004 and NACH for the period from July 30, 2004 to December 31, 2004.

(2)	Includes Thermal Chicago Corporation for the six months ended June 30, 2004 and MDEH for the six months ended December 31, 2004 and includes ETT Nevada Inc. for the period from September 29, 2004 to December 31, 2004.

     NACH

     Cash flow from operations for the year ended December 31, 2004 was significantly reduced by non-recurring bridge financing fees of $6.6 million and selling costs of $1.2 million as previously discussed. Cash flow from operations in 2004 was significantly higher than net income primarily due to non-cash expenses including depreciation and amortization expense of $6 million, non-cash interest expense and warrant expense related to the sale of EAS to NACH of $5.2 million that is not expected to recur.

     Cash flows from operations for the year ended December 31, 2003 were significantly higher than net income due to the inclusion in net income of the following non-cash expenses: depreciation and amortization, fair value adjustments for outstanding warrants, non-cash interest expense and deferred taxes.

     MANA

     Cash flow from operations for the year ended December 31, 2004 was $5.2 million. MANA’s segment cash flow from operations in 2004 was significantly higher than net income largely as a result of $6.5 million of depreciation and amortization expenses and amortization of finance costs. During the year AvPorts’ assets and liabilities balances fluctuated in the ordinary course of business, which also affected cash flows from operations. Apart from $6.3 million of depreciation and amortization expenses, the other significant impact on the cash flows from operations during 2003 was the increase in accounts receivable of $1.1 million due to a relatively large amount of receivables outstanding as of December 31, 2003 for costs incurred by AvPorts under certain airport management contracts. These amounts were collected from the various airport authorities in early 2004. MANA’s segment cash flow from operations includes interest expense of $1.2 million related to the subordinated notes, which were acquired by us.

     MAPC

     For the year ended December 31, 2004 cash flow provided by operations improved by $6.5 million due largely to the $4.2 million reduction in net losses. Depreciation and amortization expense was $6.4 million. This accounted for the majority of the difference between net income and cash flow provided by operations during the year. The other significant impact on the cash flows from operations during 2004 was the $2.2 million increase in accrued expenses of which $1 million relates to year-end salary and bonus accruals.

     MDEH

     Cash flow from operations for the year ended December 31, 2004 was significantly reduced by the substantial decrease in net income resulting from the $10.3 million make whole payment to retire the existing debt of Thermal Chicago in connection with the sale of Thermal Chicago to MDEH, $5.9 million of bridge financing and swap breakage fees, plus $800,000 of costs incurred by Thermal Chicago’s former owner in connection with its sale. None of these costs are expected to recur. Depreciation and amortization expense was $5.1 million. This accounted for the majority of the difference between net income and cash flow provided by operations during the year. The balance resulted from the conversion of a $2.4 million income tax receivable from an affiliate to equity and the increase in our deferred taxes of $4.7 million.

     The difference between net income and cash flow from operations in 2003 resulted from depreciation and amortization expense and differences between taxation expense for accounting purposes and taxes actually paid. Taxes actually paid are substantially lower than accounting taxes due to accelerated depreciation allowances for tax purposes.

     Cash Flow Used in Investing Activities by Our Consolidated Businesses

     Our consolidated statement of cash flows include the cash flows used in the investing activities of NACH, MANA, MAPC and MDEH. The cash flows used in investing activities for these businesses for the year ended December 31, 2004 and the year ended December 31, 2003 are summarized in the table below:

	Year Ended	Year Ended
	December 31, 2004	December 31, 2003
	($ in thousands)
NACH (1)	$(225,134)	$(4,648)
MANA	$(4,705)	$(2,563)
MAPC	$(32,737)	$(73,956)
MDEH (2)	$(169,579)	$(3,522)

(1)	Includes EAS for the period from January 1, 2004 to July 29, 2004 and NACH for the period from July 30, 2004 to December 31, 2004.

(2)	Includes Thermal Chicago Corporation for the six months ended June 30, 2004 and MDEH for the six months ended December 31, 2004 and includes ETT Nevada Inc. for the period September 29, 2004 to December 31, 2004.

     NACH

     Cash flow used in investing activities by NACH in 2004 was $225.1 million. Atlantic spent $6.3 million on capital expenditures for the year ended December 31, 2004, of which $2.3 million was attributable to ongoing capital expenditure and $4 million to the completion of construction of a hangar at Chicago-Midway. The balance of the cash used in investing activities in 2004 related to NACH’s acquisition of Atlantic for $223 million.

     The primary use of cash in investing activities for 2003 was $3.3 million for the acquisition of the New Orleans facilities in December 2003, which was partially offset by cash proceeds of $2 million related to the sale of discontinued operations. Investing activities related to internal capital expenditures were $3.2 million in 2003, primarily related to the ongoing construction at Chicago-Midway.

     Going forward, we anticipate that any significant acquisitions by Atlantic will be funded with a combination of debt issued by Atlantic or MIC Inc. and equity offerings by us.

     MANA

     Cash flow used in investing activities by MANA for the year ended December 31, 2004 was $4.7 million. This was attributable to capital expenditures, relating mainly to construction of new hangars at Burlington at a cost of approximately $2.0 million, acquisition of hangars at Louisville for $1.0 million and the commencement of Metroport upgrade works at a cost of $495,000. MANA also expended $784,000 to build a new perimeter fence at Republic Airport, which is reimbursable under the management contract between AvPorts and the airport but had yet to be reimbursed. Approximately $300,000 of this expenditure was reimbursed in the first quarter of 2005.

     Of the $2.6 million of cash used in investing activities in 2003, $1.6 million related to reimbursement by AvPorts of transaction costs incurred by AvPorts owners at the time of the acquisition of AvPorts by MANA, $500,000 related to a purchase of a hanger at Louisville and a further $600,000 related to ongoing capital expenditure, which was offset by a $100,000 working capital adjustment with respect to MANA’s acquisition of AvPorts in 2002.

     MAPC

     Cash flow used in investing activities by MAPC for the year ended December 31, 2004 was $32.7 million. $30 million was used by MAPC to increase its economic and voting interest in the underlying Macquarie Parking business to 87.1%. Macquarie Parking also spent approximately $1 million on improvements to its existing sites and the purchase of additional equipment which it expects will attract new customers and enable the business to increase its parking rates.

     The primary use of cash in investing activities in 2003 was $67.3 million for the acquisition of the Avistar business in October 2003 and costs associated with that acquisition. In addition, Macquarie Parking also purchased the property at its Chicago facility, which it previously leased. The total cost of this property, excluding transaction costs, was $6.1 million. The majority of other cash used in investing activities related to the purchase by Macquarie Parking of shuttle buses and other equipment used in its operations.

     MDEH

     Cash flow used in investing activities for MDEH for the year ended December 31, 2004 was $169.6 million. $164.3 million was used by MDEH to acquire Thermal Chicago and Northwind Aladdin and $4 million was used to establish the debt service reserve relating to the permanent debt raised to finance these acquisitions. Approximately $1.1 million was spent on capital expenditure for the year ended December 31, 2004, which related to ongoing capital expenditure.

     In 2003, the primary use of cash in investing activities was capital expenditures, mostly related to the costs of connecting additional customers and to a lesser extent ongoing capital expenditure.

     Cash Flows Provided from (Used in) Financing Activities by Our Consolidated Businesses

     Going forward, our consolidated statement of cash flows will include the cash flows provided by or used in the financing activities of NACH, MANA, MAPC and MDEH. The cash flows relating to financing activities for these businesses for the year ended December 31, 2004 and the year ended December 31, 2003 are summarized in the table below:

	Year Ended	Year Ended
	December 31,	December 31,
	2004	2003
	($ in thousands)
NACH (1)	$229,904	$(5,956)
MANA	$(1,547)	$(719)
MAPC	$24,959	$65,686
MDEH (2)	$168,163	$(11,239)

(1)	Includes EAS for the period from January 1, 2004 to July 29, 2004 and NACH for the period from July 30, 2004 to December 31, 2004.

(2)	Includes Thermal Chicago Corporation for the six months ended June 30, 2004 and MDEH for the six months ended December 31, 2004 and includes ETT Nevada Inc. for the period September 29, 2004 to December 31, 2004.

     NACH

     Cash flow provided by financing activities, for the year ended December 31, 2004 reflected primarily the debt and equity raised by NACH to fund the initial acquisition of Atlantic offset by a $1.5 million repayment of debt at the end of 2004 and the establishment of a debt service reserve of $3.9 million relating to the permanent debt raised to finance the acquisition of Atlantic.

     Cash used in financing activities for NACH in 2003 was approximately $6 million in 2003, primarily to fund principal repayments on the senior and subordinated debt that was in place at the time and which was subsequently repaid upon acquisition of EAS by NACH.

     The acquisition of Atlantic by NACH was initially partially financed with a $130 million bridge loan facility provided by the Macquarie Group. This bridge facility was refinanced in October 2004 with a term loan facility of the same amount. The Macquarie Group provided $52 million of the term loan facility. NACH made a prepayment of $1.5 million of the term loan on December 31, 2004. On January 14, 2005, NACH completed its acquisition of two FBOs in California. This acquisition was partly funded through an increase in the term loan of $32 million, which was provided by WestLB AG, New York Branch. This term loan facility, together with the revolving credit facility discussed below, are secured by all of the assets and stock of NACH and its subsidiaries and is non-recourse to the company and its other subsidiaries. Details of the term loan facility are as follows:

Amount outstanding as of December 31, 2004	Tranche A $23.5 million
Tranche B $105.0 million

Amount outstanding as of March 17, 2005	Tranche A $29.6 million
Tranche B $130.9 million
Term	7 years (matures October 2011)
Amortization	Tranche A fully amortizes, commencing at the end of Year 3.
Tranche B is payable at maturity.
Interest rate type	Floating
Interest rate base	LIBOR
Interest rate margin	Tranche A — 2.25%
Tranche B — 3.0%
Interest rate hedging	Interest rate swap (fixed vs. LIBOR) at 3.35% for years 1-3 and 4.57% for years 4 and 5 on a notional value of $97.5 million. Interest rate swap (fixed vs. LIBOR) at 3.73% for years 1-3 and 4.53% for years 4 and 5 on a notional value of $22.9 million.
Debt service reserve	Six months of debt service
Cash sweep	Year 1 — no cash sweep
Year 2 — cash sweep if debt service coverage is less than 1.71 times
Year 3 — cash sweep if debt service coverage is less than 1.81 times
Years 4 and 5 — cash sweep if debt service coverage is less than 1.51 times
Years 6 and 7 — 100% cash sweep after mandatory debt service

Debt service coverage ratio as at December 31, 2004	2.32

Debt to EBITDA	Maximum debt to earnings before interest, tax, depreciation and amortization:
Year 1 — 6.0 times
Year 2 — 5.5 times
Year 3 — 5.0 times
Year 4 — 4.5 times
Thereafter — 4.0 times

Debt to EBITDA ratio as at December 31, 2004	5.98

     We repaid $1.5 million of debt principal at the end of 2004 to comply with our debt covenants. Depending upon our EBITDA for the 12 months ending March 31, 2005, we may make a further prepayment of debt principal to stay in compliance with our Debt to EBITDA coverage ratio covenant.

     We will be unable to repay the amount outstanding under this facility at maturity from cash flow from operations because we intend to distribute to our shareholders as much cash as possible and not use such cash to repay subsidiary indebtedness. Therefore, we will need to refinance this facility at or prior to its maturity. This exposes us to the risk that we may not be able to refinance this facility and may default. We intend to seek to refinance the facility before the cash sweep commences in years 6 and 7. We have no reason to believe that we will not be able to refinance this debt when due.

     In addition to the term loan facility, Atlantic has entered into a $3 million, two-year revolving credit facility with Wachovia Bank that may be used to fund working capital requirements or to provide letters of credit. This facility ranks equally with the term loan. As of March 17, 2005, $966,237 of this facility has been utilized to provide letters of credit pursuant to certain FBO leases.

     MANA

     Cash flow used in financing activities for the year ended December 31, 2004 was $1.5 million. This amount resulted mainly from the payment of a dividend by MANA to its shareholders prior to our acquisition of MANA.

     Cash flow used in financing activities in 2003 was approximately $719,000. This was due to a payment for legal expenses incurred in connection with the raising of MANA’s debt in 2002.

     MANA has in place a senior loan that was drawn at the time of MANA’s acquisition of AvPorts in 2002. This loan is secured by the assets of AvPorts and the stock of MANA and its subsidiaries and is recourse only to MANA and its subsidiaries. Details of the $36 million facility are as follows:

Amount outstanding as of December 31, 2004	$36 million
Term	5 years (November 2007)
Interest and principal repayments	Interest only during the term of the loan.
Repayment of principal at maturity.
Interest rate type	Floating
Interest rate base	LIBOR
Interest rate margin	1-3 years: 1.875%
4-5 years: 2.250%
Interest rate hedging	Interest rate swap (fixed vs. LIBOR) at 3.55% on a notional value of $27 million
Debt service reserve	Six months of debt service
Lock-up/cash sweeps	Cash sweep if debt service coverage ratio is less than 1.625 times
Debt service coverage ratio: as at January 31, 2005	4.39

     We will be unable to repay the amount outstanding under this facility at maturity from cash flow from operations because we intend to distribute to our shareholders as much cash as possible and not use such cash to repay subsidiary indebtedness. Therefore, we will need to refinance this facility at or prior to its maturity. This exposes us to the risk that we may not be able to refinance this facility and may default. We have no reason to believe that we will not be able to refinance this debt when due.

     MAPC

     Cash provided by financing activities for the year ended December 31, 2004 include a $30 million investment by us to enable MAPC to increase its economic and voting interest in the underlying Macquarie Parking business to 87.1%. Macquarie Parking also deposited a further $2.3 million into the reserve account associated with the existing senior debt facility. The debt service reserve account is now fully funded and Macquarie Parking does not expect to make further significant deposits into this account. In addition, during 2004, Macquarie Parking made a dividend distribution of $1.75 million prior to our acquisition. Had we owned 87.1% of Macquarie Parking on January 1, 2004, our share of the distribution would have been $1.5 million.

     On October 1, 2003, Macquarie Parking entered into a loan for $126 million, which was used to refinance debt and to partly fund the acquisition of the Avistar business. This loan is secured by the majority of real estate and other assets of the airport parking business and is recourse only to Macquarie Parking and its subsidiaries. On December 22, 2003, Macquarie Parking entered into another loan agreement with the same lender for $4.75 million. Macquarie Parking used the proceeds of this loan to partly fund the acquisition of land that it formerly leased for operating its Chicago facility. This loan is secured by the land at the Chicago site. The following table outlines the key terms of Macquarie Parking’s senior debt facilities:

Loan	Loan 1	Loan 2
Amount outstanding as of December 31, 2004	$126 million	$4.7 million
Term	3 years (September 2006)	5 years (January 2009)
Extension options	Two 1 year extensions subject to meeting certain covenants	None
Interest and principal repayments	Interest only during term of the loan. Repayment of principal at maturity.	Monthly payment of interest and principal of $28,675. Repayment of remaining principal at maturity.
Interest rate type	Floating	Fixed
Interest rate base	1 month LIBOR	N/A

Interest rate margin	1-3 years: 3.44%	5.3%
4th year: 3.54%
5th year: 3.69%
Interest rate hedging	1 month LIBOR cap of 4.5% out to 3 years for a notional amount of $126.0 million	N/A
Debt reserves	Various reserves totaling $5.7 million, currently fully funded	None
Lock-up/cash sweeps	None	None

     We will be unable to repay the amount outstanding under the $126 million facility at maturity from cash flow from operations because we intend to distribute to our shareholders as much cash as possible and not use such cash to repay subsidiary indebtedness. Therefore, we will need to refinance this facility at or prior to its maturity. This exposes us to the risk that we may not be able to refinance this facility and may default. We have no reason to believe at this time that we will not be able to refinance the debt when due.

     MDEH

     Cash provided by financing activities for the year ended December 31, 2004 by MDEH reflected the debt and equity raised by MDEH and its subsidiaries to fund the acquisition of Thermal Chicago Corporation, ETT Nevada, Inc. and the senior debt of Northwind Aladdin.

     The indirect acquisition of Thermal Chicago by MDEH was initially partially financed with a $76 million bridge loan facility provided by the Macquarie Group. This bridge loan facility was refinanced in September 2004 with part of the proceeds from the issuance of $120 million of fixed rate secured notes due 2023 in a private placement. The notes, together with the revolving credit facility discussed below, are secured by the assets of MDEH’s direct subsidiary MDE and its subsidiaries, excluding the assets of Northwind Aladdin, and MDE’s stock and are recourse only to MDE and its subsidiaries.

     The details of the senior secured notes are as follows:

Amount outstanding as of December 31, 2004	$120 million
Term	December 31, 2023
Amortization	Variable quarterly amortization commencing June 30, 2007
Interest rate type	Fixed
Interest rate	6.82% on $100 million and 6.4% on $20 million
Debt service reserve	Six-month debt service reserve
Dividend payment restriction	No distributions to be made to shareholders of MDE if debt service coverage ratio is less than 1.25 times for previous and next 12 months, tested quarterly.
Make whole payment	Difference between the outstanding principal balance and the value of the senior secured notes discounting remaining payments at a discount rate of 50 basis points over the U.S. treasury security with a maturity closest to the weighted average maturity of the senior secured notes.
Debt Service Coverage Ratio at December 31, 2004	1.44:1

     The terms of the notes also provide that if, nine months after the closing date of the Northwind Aladdin acquisition, MDE and its subsidiaries are unable to confirm that they are not subject to regulation by the Public Utilities Commission of Nevada or are unable to obtain a certificate of public convenience and necessity, the debt service coverage ratio calculation will be adjusted to exclude from cash flow the revenue, but not the operating, maintenance and capital expenditure costs, derived from Northwind Aladdin’s operations unless an indemnity is obtained from the direct or indirect parent of MDE that satisfies certain creditworthiness requirements.

     In addition to the senior secured notes, MDE has also entered into a $20 million, three-year revolving credit facility with La Salle Bank National Association that may be used to fund capital expenditures or working capital or to provide letters of credit. This facility ranks equally with the senior secured notes. As of December 31, 2004, $7.1 million of this facility has been utilized to provide letters of credit to the City of Chicago pursuant to the Use Agreement and in relation to a single customer contract.

     Toll Road Business

     Connect M1-A1 Limited uses its cash flow after funding its operations to make interest and principal payments on its senior debt, to make interest and principal payments on its subordinated debt to Macquarie Yorkshire and Balfour Beatty and then to make dividend payments to CHL. CHL then distributes these dividends to Macquarie Yorkshire (50%) and Balfour Beatty

(50%). The subordinated debt interest payments received by Macquarie Yorkshire are included in our consolidated cash flow from operations and subordinated debt principal payments and dividends are included in our consolidated cash flow from investing activities.

     Subordinated Loans

     Cash flow is generated from our toll road business in the form of interest and principal repayments received from Connect M1-A1 Limited on Macquarie Yorkshire’s subordinated loans to Connect M1-A1 Limited. The terms of these subordinated loans are summarized below. The outstanding amounts and repayment schedule set out below reflect our 50% interest in the subordinated loans, the balance of which is held by our partner, Balfour Beatty.

	Senior Subordinated Loan		Junior Subordinated Loan
Outstanding balance as of March 31, 2004	£5 million		£2.85 million

Interest rate	U.K. LIBOR + 4% per year payable semi-annually (minimum 6% per year)		15% per year payable semi-annually
Redemption premium	65% of principal repayments

Maturity	September 30, 2016		March 26, 2020

Repayment schedule	Semi-annually from March 31, 2005.		Repayment at maturity
	Payable during year ended December 31,
	2005-2006	£200,000
	2007-2011	£300,000
	2012-2015	£600,000
	2016	£700,000

     Interest received by Macquarie Yorkshire from the subordinated debt was £837,000 ($1.5 million) for the year ended December 31, 2004. Assuming that payments under the subordinated loans are made in accordance with the current terms and interest rates remain unchanged, Macquarie Yorkshire anticipates receiving the following debt payments for the year ended December 31, 2005:

Interest	£854,000
Redemption premium	£130,000
Principal	£200,000
Total	£1,184,000	($2.2 million)

     Dividends

     Cash flow is also generated from dividends paid to Macquarie Yorkshire by CHL. The shareholders’ agreement for CHL between Macquarie Yorkshire and Balfour Beatty provides for Connect M1-A1 Limited, subject to the availability of cash and legally distributable reserves, to distribute all of its net income in the form of semi-annual dividends to CHL. CHL in turn distributes the cash dividends received to Macquarie Yorkshire and Balfour Beatty. For the year ended December 31, 2004, CHL paid total dividends to Macquarie Yorkshire of approximately £1.8 ($3.2) million and for the year ended December 31, 2005, it is currently anticipated that CHL will pay total dividends of approximately £2.9 ($5.3) million to Macquarie Yorkshire. The increase in dividends in 2005 compared to 2004 is largely due to the impact of projected traffic volume growth on the revenues of Connect M1-A1 Limited.

     Connect M1-A1 Limited’s Senior Debt

     Distribution of dividends by Connect M1-A1 Limited to CHL and payments of principal and interest on Connect M1-A1 Limited’s subordinated loans from Macquarie Yorkshire are subject to the timely payment of interest and principal and compliance by Connect M1-A1 Limited with covenants contained in the terms of its senior debt described below.

     Connect M1-A1 Limited has two non-recourse senior debt facilities both of which are secured by the assets and pledged stock of Connect M1-A1 Limited which are summarized below:

	Commercial Senior Debt Facility	European Investment Bank Facility
Outstanding balance as of March 31, 2004	£207.4 million	£81.6 million

Interest rate	U.K. LIBOR plus 0.75% per year increasing to plus 0.80% from September 30, 2006 and plus 0.90% from September 30, 2020 payable semi-annually. Interest rate swaps have been entered into in respect of 70% of the notional principal amount.	9.23% for guaranteed portion and 9.53% for unguaranteed portion.

Maturity	March 31, 2024	March 25, 2020

Amortization	Semi-annual unequal amortization	Semi-annual unequal amortization

     The covenants in respect of the senior debt are tested semi-annually for the periods ended March 31 and September 30. In the commercial senior debt facility, the loan life coverage ratio cannot be less than 1.15:1, and the debt service coverage ratio for the preceding and following twelve-month period cannot be less than 1.10:1. In the European Investment Bank facility, the loan life coverage ratio cannot be less than 1.15:1, and the debt service coverage ratio for the preceding and following twelve-month period cannot be less than 1.13:1. The loan life coverage ratio is calculated by reference to the expected cash flows of Connect M1-A1 Limited over the life of the senior debt discounted at the interest rate for the senior debt. If these covenants are not met for any semi-annual period, subordinated debt and dividend payments from Connect M1-A1 Limited are required to be suspended until the covenants are complied with. While payments are suspended, excess cash balances are held by Connect M1-A1 Limited and are not required to be paid towards reducing the senior debt. At September 30, 2004, the loan life coverage ratio was 1.27:1 under the commercial senior debt facility and 1.34:1 under the European Investment Bank facility and the debt service coverage ratio was 1.18:1 for the preceding twelve months and projected at 1.14:1 for the following twelve months.

     At the time of our acquisition of Macquarie Yorkshire, we set aside £1 million ($1.9 million) of cash acquired to cash collateralize a letter of credit of the same amount required by a lender to Connect M1-A1 Limited as security for funding breakage costs on their fixed rate loan. This cash will be released when certain financial tests are met by Connect M1-A1 Limited. We currently anticipated that these tests will be met in December 2005.

     Investments in MCG and SEW

     Going forward, our cash flow from operations will include dividends from our investments in MCG and SEW. The dividends we receive from MCG and SEW are dependent on the performance of the underlying businesses and compliance with debt covenants. Based on the public statements of MCG management regarding expected distributions per share for the MCG fiscal years ending June 30, 2005 and June 30, 2006, we expect to receive total dividends from MCG of approximately AUD 4.4 million ($3.4 million) in the year ended December 31, 2005 and AUD 5.5 million ($4.1 million) in the year ended December 31, 2006, net of applicable Australian withholding taxes. Although these estimates are based on public guidance provided by the management of MCG, such guidance does not constitute a guarantee that such dividends will be paid by MCG. For the year ended December 31, 2005, based on the dividends expected to be paid by SEW during the year, we expect to receive total dividends from our investment in SEW of approximately £4.6 million ($8.5 million). Included in these expected dividends for the year ended December 31, 2005 is a non-recurring component of approximately £1.4 million ($2.58 million).

Capital Expenditures

     On a consolidated basis, we expect to incur $6.2 million of ongoing capital expenditure and $5.6 million of expansion capital expenditure in 2005. $5.4 million of this capital expenditure is to be financed with proceeds from our recent public offering with the balance funded from cash from operations and available debt facilities. All of the ongoing and expansion capital expenditure will be incurred at the operating company level.

     We have detailed our capital expenditures on a segment-by-segment basis, which we believe is a more appropriate approach to explaining our capital expenditure requirements on a consolidated basis.

     Airport Services Business

     Ongoing Capital Expenditure

     Atlantic expects to spend approximately $2.4 million, or $200,000 per FBO, per year on ongoing capital expenditure. This amount is spent on items such as repainting, replacing equipment as necessary and any ongoing environmental or required regulatory expenditure, such as installing safety equipment. This expenditure is funded from cash flow from operations.

     AvPorts expects to spend approximately $500,000 to $600,000 per year on ongoing capital expenditure. This expenditure is expected to be funded from cash flows from operations.

     Specific Capital Expenditure

     We intend to incur a total of approximately $8.7 million of specific capital expenditure in 2005 and 2006 which we intend to fund either from the proceeds of our recent offering or from the cash that we acquired with our acquisitions of NACH and MANA.

     NACH:

			Estimated Cost/Amount
			Remaining (from
Location	Item	Expected Timing	December 31, 2004)
Teterboro Airport	Ramp construction	Commencing third quarter 2005	$2.0 million

Headquarters	Accounting system upgrade	Completion in second quarter 2005	$100,000

     MANA:

			Estimated Cost/Amount
			Remaining (from
Location	Item	Expected Timing	December 31, 2004)
Burlington International Airport	Replacement of hangars in exchange for expected extension of lease until 2035	Completion by end of March 2005	$749,000

Metroport East 34th Street Heliport	Upgrade of heliport in exchange for 10-year operating agreement	Completion by end of December 2005	$2.8 million

Pittsburgh International Airport	Original lease requires further capital expenditure. It is expected that this will be fulfilled through an expansion of AvPorts’ de-icing facility and the development of a new hangar.	Completion by end of June 2006	$2.7 million

Various	Various items deferred from capital expenditure initially planned in 2004	Completion by June 2005	$384,000

     Airport Parking Business

     Ongoing Capital Expenditure

     Macquarie Parking expects to spend approximately $2.2 million per year on ongoing capital expenditure. This expenditure relates primarily to the regular replacement of Macquarie Parking’s shuttle buses. Macquarie Parking intends to finance the replacement of its shuttle bus fleet using cash flow from operations, operating leases or capital leases.

     Specific Capital Expenditure

     Macquarie Parking does not expect to spend a material amount on specific capital expenditures in 2005.

     District Energy Business

     Ongoing Capital Expenditure

     Thermal Chicago expects to spend approximately $1 million per year on capital expenditures relating to the replacement of parts and minor system modifications. We have already made modifications that have increased capacity by 2,000 tons and we anticipate adding an additional 1,000 tons in 2005. Ongoing capital expenditures will be funded over the first three years from available debt facilities and thereafter are expected to be funded from cash flow from operations.

     Specific Capital Expenditure

     We anticipate that Thermal Chicago will spend up to approximately $7 million over the next three years which, in conjunction with their operational strategy, will add approximately 13,000 tons of additional saleable capacity to the Chicago downtown cooling system. Approximately $700,000 will also be spent to connect new customers associated with this additional capacity to the system. A portion of this increased capacity will be used to accommodate four customers who will convert from interruptible to continuous service in 2006, with the balance sold to new or existing customers. We anticipate that the expanded capacity sold to new or existing customers will be under contract or subject to letters of intent prior to Thermal Chicago committing to the capital expenditure. A permit from environmental agencies will be required in order to undertake this expansion and potentially from the City of Chicago if expansion of underground piping is required. Based on recent contract experience, we anticipate that each ton sold under contract will add approximately $375 to annual revenues with approximately 50% of this increased revenue in the form of cooling capacity revenue and the balance as cooling consumption revenue. Associated with this increased capacity will be proportional increases in operating and maintenance expenses and an approximately $75 per ton increase to annual direct expenses-electricity based on current electricity prices.

     Thermal Chicago expects to fund this capital expenditure by drawing on available debt facilities.

     Toll Road Business

     Ongoing Capital Expenditure

     Ongoing expenditure is required to maintain the condition of Yorkshire Link at the standard required under the concession on an ongoing basis and to meet the return condition requirements at the end of the concession when the road is transferred to the U.K. government. Connect M1-A1 Limited anticipates spending approximately £30.6 million, at 2003 prices, on periodic maintenance over the remaining life of the concession, with most of this expenditure occurring after 2020. This expenditure generally relates to resurfacing and the maintenance of structures over which Yorkshire Link runs and is in addition to the general day-to-day operating costs of Yorkshire Link.

     Commitments and Contingencies

     The following tables summarize the future obligations of the MIC Inc., the U.S. holding company for our consolidated businesses, due by period, as of December 31, 2004, under their various contractual obligations, off-balance sheet arrangements and commitments.

	Payments due by period
		Less than			More than
	Total	one year	1-3 years	3-5 years	3-5 years
	($ in thousands)
Long-term debt (1)	$415,168	$94	$165,805	$25,729	$223,540
Capital lease obligations (2)	2,529	1,081	1,291	157	—
Notes payable	728	161	463	60	44
Operating lease obligations (3)	328,927	17,157	31,030	30,086	250,654
Purchase obligations (4)	26,000	26,000	—	—	—

Total contractual cash obligations (5)	$773,352	$44,493	$198,589	$56,032	$474,238

(1)	The long-term debt represents the consolidated principal obligations to various lenders. The debt facilities, which are obligations of the operating businesses and have maturities between 2006 and 2020, are subject to certain covenants, the violation of which could result in acceleration. We believe the likelihood of a debt covenant violation to be remote.

(2)	Capital lease obligations are for the lease of certain transportation equipment. Such equipment could be subject to repossession upon violation of the terms of the lease agreements. We believe the likelihood of such violation to be remote.

(3)	The company is obligated under non-cancelable operating leases for various parking facilities at MAPC and for real estate leases at MDEH. This represents the minimum annual rentals required to be paid under such non-cancelable operating leases with terms in excess of one year.

(4)	Purchase obligations include the commitment of NACH to acquire 100% of the membership interests in GAH for $48.5 million (plus expected transaction costs and reserves of $4.9 million), net of debt of $27.4 million. The transaction closed on January 14, 2005. With the closing NACH increased its debt by $32 million, reducing its purchase obligation to $21.4 million.

(5)	This table does not reflect certain long-term obligations, such as deferred taxes, where we are unable to estimate the period in which the obligation will be incurred.

     Macquarie Yorkshire

	Payments due by period
		Less than			More than
	Total	one year	1-3 years	3-5 years	5 years
	(£ in thousands)
Loans from Connect M1-A1 Limited	£25,384	—	—	—	£25,384
Total contractual cash obligations	£25,384	—	—	—	£25,384

     This table also does not reflect obligations of CHL, as they do not have recourse to Macquarie Yorkshire. (CHL has long-term obligations of £307.2 million at March 31, 2004, consisting primarily of long-term debt.) CHL is also obligated, pursuant to the concession, to maintain Yorkshire Link during the concession period. Not included in this table is management’s estimate of the cost of this obligation, which is approximately £30.6 million over the life of the concession as measured in current pounds.

CRITICAL ACCOUNTING POLICIES

     The preparation of our financial statements in conformity with U.S. GAAP requires management to adopt accounting policies and make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical information and experience and on various other assumptions that we believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions and judgments and uncertainties, and potentially could result in materially different results under different conditions. Our critical accounting policies are discussed below. These critical accounting policies have been reviewed with our independent auditors and the audit committee of the company’s board of directors.

     Business Combinations

     Our recent acquisitions and future acquisitions of businesses that we will control will be accounted for under the purchase method of accounting. The amounts assigned to the identifiable assets acquired and liabilities assumed in connection with acquisitions were based on estimated fair values as of the date of the acquisition, with the remainder, if any, to be recorded as goodwill. The fair values were determined by our management, taking into consideration information supplied by the management of acquired entities and other relevant information. Such information included valuations supplied by independent appraisal experts for significant business combinations. The valuations were generally based upon future cash flow projections for the acquired assets, discounted to present value. The determination of fair values requires significant judgment both by management and by outside experts engaged to assist in this process.

     Goodwill, Intangible Assets and Property and Equipment

     Significant assets include contract rights, customer relationships, non-compete agreements, trademarks, domain names, property and equipment and goodwill.

     Trademarks and domain names are considered to be indefinite life intangibles. Goodwill represents the excess of the purchase price over the fair value of the assets acquired. Trademarks, domain names and goodwill are not being amortized. However, we perform impairment reviews at least annually and more frequently in certain circumstances.

     The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each of our reporting units based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values, which include the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which will then be compared to its corresponding carrying value. The impairment test for trademarks and domain names requires the determination of the fair value of such assets. If the fair value of the trademarks and domain names is less than their carrying value, an impairment loss will be recognized in an amount equal to the difference. We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and/or intangible assets. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, and material negative change in relationship with significant customers.

     The “implied fair value” of reporting units is determined by our management and is generally be based upon future cash flow projections for the reporting unit, discounted to present value. We will use outside valuation experts when management considers that it is appropriate to do so.

     Intangibles subject to amortization, including contract rights, customer relationships, non-compete agreements and technology are amortized using the straight-line method over the estimated useful lives of the intangible asset after consideration of historical results and anticipated results based on our current plans. With respect to contract rights in our airport services business, we take into consideration the history of contract right renewals in determining our assessment of useful life and the corresponding amortization period. We analyze our contract rights on a case-by-case basis, with examination of the history of contract renewals as well as other factors, such as material changes to contract terms or significant new commitments where applicable. For those contract rights where we have had an extremely long operating history, we have limited our amortization of our contract rights to a maximum of 40 years. In situations where the contract right has either been recently acquired, or the operating history combined with the current contract period is less than 40 years, then the original life of the contract is used.

     Such estimates are based on management’s judgment of its current relationship with the relevant airport authority and its estimate of future economic and demographic factors at the airport. Changes to either of these factors could result in an impairment charge, which could have a material effect on our results of operation and financial condition.

     Since the majority of our contract terms extend for at least twenty years and our operating history of these contract rights is extensive, as is our history of renewals and extensions, the company does not believe that it is likely to have to take a material impairment charge.

     Customer relationships are essential to our district energy business. Due to the capital-intensive nature of creating a district cooling system, we require that our customers enter into long-term contracts. In determining the value of these relationships, we discounted the expected returns for each contract using a discounted cash flow analysis over the remaining terms of the contract. We further estimate that it would be unlikely that a customer would terminate its contract, due to the quality of service currently provided as well as the lack of viable alternatives. Due to our lack of long-term operating history, we did not consider renewals in our calculation.

     With 98 customers currently under contract, it is not reasonably likely that a termination would result in a material impairment to the value assigned to the customer relationships.

     Property and equipment are initially stated at cost. Depreciation on property and equipment will be computed using the straight-line method over the estimated useful lives of the property and equipment after consideration of historical results and anticipated results based on our current plans. Our estimated useful lives represent the period the asset is expected to remain in service assuming normal routine maintenance. We will review the estimated useful lives assigned to property and equipment when our business experience suggests that they may have changed from our initial assessment. Factors that lead to such a conclusion may include physical observation of asset usage, examination of realized gains and losses on asset disposals and consideration of market trends such as technological obsolescence or change in market demand.

     We will perform impairment reviews of property and equipment and intangibles subject to amortization, when events or circumstances indicate that the value of the assets may be impaired. Indicators include operating or cash flow losses, significant decreases in market value or changes in the long-lived assets’ physical condition. When indicators of impairment are present, management determines whether the sum of the undiscounted future cash flows estimated to be generated by those assets is less than the carrying amount of those assets. In this circumstance, the impairment charge is determined based upon the amount by which the carrying value of the assets exceeds their fair value. The estimates of both the undiscounted future cash flows and the fair values of assets require the use of complex models which require numerous highly sensitive assumptions and estimates.

     Equity Investment in Our Toll Road Business

     The carrying value of our equity method investment includes an additional intangible asset to reflect the difference between the purchase price for our 50% investment in the toll road business and the underlying equity in the net assets of the business. This intangible asset value, which represents the concession, is recorded at fair value as determined by management, taking into consideration information supplied by the management of acquired entities and other relevant information including valuations supplied by independent appraisal experts. The concession is amortized based on a percentage of usage of the toll road in the period relative to the total estimated usage over the life of the agreement. In addition, any loss in value that is other than temporary as a result of a significant change in the fundamentals or the business will be recognized as an impairment charge.

     Investment in MCG

     Our acquisition of shares of MCG is recorded at cost and classified as “available for sale securities” on our consolidated balance sheet. Our intention is to hold MCG for an indeterminate period of time. Since MCG has a readily determinable market value, we record this investment at cost with unrealized gains and losses reported as a component of other comprehensive income. Declines in value judged to be other than temporary will be included in investment income (loss). Management will consider MCG’s financial position, results of operations, stock price performance, analyst research reports and other relevant information in determining whether a decline is other than temporary. We intend to evaluate our intention to hold this investment on an annual basis.

     Investment in SEW

     Our investment in Macquarie Luxembourg, due to our inability to exercise significant influence over the company’s operations, is recorded at cost. As Macquarie Luxembourg will not have a readily determinable market value, we continue to record the investment at cost. We perform periodic reviews of the investment, using information supplied by the management of Macquarie Luxembourg. We further evaluate Macquarie Luxembourg based on future cash flow projections, discounted to present value. We use outside valuation experts when we consider it appropriate to do so.

     Interest Income

     Our investment in the toll road business also includes loans receivable from Connect M1-A1 Limited. In connection with the purchase of the loans receivable we expect to record a premium over the face value of the loans. The loans receivable pay periodic interest. We accrue interest income from the loans receivable. We amortize the premium paid for the loans receivable using an effective interest rate method.

     Hedging

     With respect to our debt facilities and the expected cash flows from our non-US investments, we have entered into a series of derivatives and forward contracts to hedge our interest rate and foreign exchange exposure. We have classified each hedge as a cash flow hedge at the time the hedge was put in place. Changes in the value of the hedges, to the extent effective, are recorded in other comprehensive income. Changes in the value that represent the ineffective portion of the hedge is recorded as other income (loss) on the consolidated income statement.

     Income Taxes

     We account for income taxes using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Due to our lack of history of earnings, we have established a valuation allowance for our deferred tax assets.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Currency Risk

     We are exposed to currency risk on cash flows we receive from our businesses and investments located outside of the United States and on the translation of earnings. Our current policy is not to hedge over the long term the currency risk associated with foreign currency denominated income and cash flows, due to the uncertain size and timing of the distributions we expect to receive. However, we may from time to time seek to hedge our currency risk for short to medium periods, up to two years at a time. We have hedged our currency exposures through 2006 through various forward contracts, which are described below.

     Toll Road Business

     Our cash flows are exposed to the impact of fluctuations in the Pound Sterling/U.S. dollar exchange rate on the interest income and dividends from Connect M1-A1 Limited and CHL, respectively. Based on the interest and dividends expected to be received in 2005 by Macquarie Yorkshire, a hypothetical 1% appreciation in the U.S. dollar against the Pound Sterling would reduce our interest income from Connect M1-A1 Limited by $18,000 per year and our dividends from CHL by $53,000 per year.

     The principal payments we will receive on the subordinated loans are also denominated in Pounds Sterling and fluctuations in the Pound Sterling/U.S. dollar exchange rate will cause fluctuations in the actual cash we receive in U.S. dollars.

     We have entered into various forward exchange contracts to hedge our exposure to the impact of Pound Sterling/U.S. dollar fluctuations on our expected 2005 and 2006 interest, principal and dividends for Macquarie Yorkshire. The forward exchange contract rates range from £0.5278 to £0.5378 per $1.00.

     Investments in SEW and MCG

     In relation to our investment in SEW, we are exposed to the impact of the Pound Sterling/U.S. dollar exchange rate on our dividend income. Based on our expected dividend income from SEW in 2005, a hypothetical 1% appreciation of the U.S. dollar against the Pound Sterling would reduce our dividend income and cash flows by $85,000 per year.

     We have entered into various forward exchange contracts to hedge our exposure to the impact of Pound Sterling/U.S. dollar fluctuations on our expected 2005 and 2006 dividends from SEW. The forward exchange contract rates range from £0.5238 to £0.5385 per $1.00.

     In relation to our investment in MCG, we are exposed to the impact of the Australian dollar/ U.S. dollar exchange rate on our dividend income. Based on our expected dividend income from MCG in 2005, a hypothetical 1% appreciation of the U.S. dollar against the Australian dollar would reduce our dividend income and cash flows prior to any withholding taxes by $40,000 per year.

     We have entered into various forward exchange contracts to hedge our exposure to the impact of Australian dollar/U.S. dollar fluctuations on our expected 2005 and 2006 dividends from MCG. The forward exchange contract rates range from AU$1.3275 to AU$1.3516 per $1.00.

     Interest Rate Risk

     We are exposed to interest rate risk in relation to the borrowings of our businesses. Our current policy is to enter into derivative financial instruments to fix variable rate interest payments covering at least half of the interest rate risk associated with the borrowings of our businesses, subject to the requirements of our lenders. As of March 22, 2005, we have total debt outstanding at our consolidated businesses of $447.2 million. Of this total debt outstanding, $124.7 million is fixed rate and $322.5 million is floating. Of the $322.5 million of floating rate debt, $147.4 million is hedged with interest rate swaps, $126 million is hedged with an interest rate cap, and $49.1 million is unhedged.

     Atlantic

     The senior debt for Atlantic is held by NACH and comprises a partially amortizing $160.5 million floating rate facility maturing in 2011.

     A 1% increase in the interest rate on the Atlantic debt would result in a $1.6 million increase in the interest cost per year. A corresponding 1% decrease would result in a $1.6 million decrease in interest cost per year.

     Atlantic’s exposure to interest rate changes through the senior debt has been 75% hedged through the use of interest rate swaps. These hedging arrangements will partially offset any additional interest rate expense incurred as a result of increases in interest rates. However, if interest rates decrease, the value of our hedge instruments will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the hedge instruments of $2.2 million. A corresponding 10% relative increase would result in a $2.1 million increase in the fair market value.

     AvPorts

     AvPorts has a $36 million, non-amortizing, floating rate senior debt facility maturing in 2007.

     The impact of a 1% movement in the interest rate on AvPorts’ debt results in a $360,000 increase in the interest cost per year. A corresponding 1% decrease results in a $360,000 decrease in interest cost per year.

     AvPorts also has in place an interest rate swap with a notional amount of $27 million. This interest rate swap will partially offset any additional interest rate expense incurred as a result of increases in interest rates. However, if interest rates decrease, the value of our hedge instrument will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the interest rate swap of $278,000. A corresponding 10% relative increase would result in a $274,000 increase in the fair market value.

     Macquarie Parking

     Macquarie Parking has two senior debt facilities: a $126 million non-amortizing floating rate facility maturing in 2006, and a partially amortizing $4.7 million fixed rate facility maturing in 2009. Due to a requirement imposed by our lender we were unable to enter into any interest rate swap agreements in relation to the $126 million facility. Instead, we purchased an interest rate cap agreement at a base rate of LIBOR equal to 4.5% for a notional amount of $126 million for the term of the loan.

     A 1% increase in the interest rate on the $126 million facility will increase the interest cost by $1.3 million per year. A 1% decrease in interest rates will result in a $1.3 million decrease in interest cost per year.

     Macquarie Parking has a fixed rate exposure on the $4.7 million debt facility and therefore a 10% relative increase in interest rates will decrease the fair market value of the $4.7 million facility by $91,000. A 10% relative decrease in interest rates will result in a $93,000 increase in the fair market value.

     In relation to the interest rate cap instrument, the 30-day LIBOR rate as at December 31, 2004 was 2.4056%, compared to our interest rate cap of a LIBOR rate of 4.5%. As interest rates are currently much lower than the interest rate cap, we are not currently receiving any payments under the cap.

     Thermal Chicago/Northwind Aladdin

     MDE, a subsidiary of MDEH and the direct holding company for Thermal Chicago and our interest in Northwind Aladdin, has issued $120 million of aggregate principal amount of fixed rate senior secured notes maturing December 31, 2023, with variable quarterly amortization commencing June 30, 2007. MDE has a fixed rate exposure on these notes and therefore a 10% relative increase in interest rates will result in a $6.5 million decrease in the fair market value of the notes. A 10% relative decrease in interest rates will result in a $7.1 million increase in the fair market value of the notes.

     Connect M1-A1 Limited

     We receive floating rate interest payments on Connect M1-A1 Limited’s senior subordinated loan. A 1% increase in the interest rate on this loan results in a £50,000 increase in the interest received per year. A 1% decrease in the interest rate results in a £50,000 decrease in the interest received per year.

     We have an exposure to changes in interest rates through Connect M1-A1 Limited’s junior subordinated loan provided at a fixed rate by Macquarie Yorkshire. For a 10% increase in interest rates, the fair market value of this loan will decrease by £261,000. For a 10% decrease in interest rates, the fair market value will increase by £291,000.

     Connect M1-A1 Limited has floating interest rate exposure on its commercial senior debt facility. For a 1% increase in the interest rate the interest cost will increase by £2 million per year. A 1% decrease will result in a decrease in the interest cost of £2 million per year.

     The interest rate exposure on 70% of the commercial senior debt facility of Connect M1-A1 Limited has been hedged through a combination of five interest rate swaps. These interest swaps will partially offset any additional expense incurred as a result of an increase in interest rates. However, if interest rates decrease, the value of Connect M1-A1 Limited’s hedging instruments will also decrease. The fair market value of these interest rate swaps will decrease by £4.5 million in the event of a 10% decrease in interest rates. A 10% increase in interest rates will result in a £4.3 million increase in the fair market value.

     Connect M1-A1 Limited has a fixed rate exposure on its European Investment Bank debt facility. A 10% increase in interest rates will result in a £3.3 million decrease in the fair market value of the facility. A 10% decrease in interest rates will result in a £3.5 million increase in the fair market value of the facility.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

MACQUARIE INFRASTRUCTURE COMPANY TRUST

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders of Macquarie Infrastructure Company Trust:

The Board of Directors of Macquarie Infrastructure Company LLC:

     We have audited the accompanying consolidated balance sheet of Macquarie Infrastructure Company Trust (the “Trust”) as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the period from April 13, 2004 (inception) to December 31, 2004. In connection with the audit of the consolidated financial statements, we have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Macquarie Infrastructure Company Trust as of December 31, 2004 and the consolidated results of its operations and its cash flows for the period from April 13, 2004 (inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Dallas, Texas

March 22, 2005	/s/ KPMG LLP

MACQUARIE INFRASTRUCTURE COMPANY TRUST

CONSOLIDATED BALANCE SHEET
($ in thousands, except per share amounts)
December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$140,050
Restricted cash	1,155
Accounts receivable, less allowance for doubtful accounts of $1,359	12,312
Dividend receivable	1,743
Inventories	1,563
Prepaid expenses	4,186
Deferred income taxes	1,452
Other	5,308

Total current assets	167,769

Property, equipment, land and leasehold improvements, net	284,744

Other assets:
Restricted cash	16,790
Equipment lease receivables	45,395
Investment in unconsolidated business	79,065
Investment, cost	39,369
Securities, available for sale	71,263
Related party subordinated loan	21,748
Goodwill	217,576
Intangible assets, net	254,530
Other	10,238

755,974

Total assets	$1,208,487

Liabilities and stockholders’ equity
Current liabilities:
Due to manager	$12,306
Accounts payable	10,912
Accrued expenses	11,980
Current portion of notes payable and capital leases	1,242
Current portion of long-term debt	94
Other	2,991

Total current liabilities	39,525

Capital leases and notes payable, net of current portion	1,755
Long-term debt, net of current portion	415,074
Related party long-term debt	19,278
Deferred income taxes	123,429
Other	4,615

Total liabilities	603,676

Minority interests	8,515

Stockholders’ equity:
Trust stock, no par value; 500,000,000 authorized; 26,610,100 shares issued and outstanding	613,265
Accumulated other comprehensive income	619
Accumulated deficit	(17,588)

Total stockholders’ equity	596,296

Total liabilities and stockholders’ equity	$1,208,487

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY TRUST

CONSOLIDATED STATEMENT OF OPERATIONS
($ in thousands, except per share and shares outstanding)
April 13, 2004 (inception) to December 31, 2004

Revenues
Revenue from fuel sales	$1,681
Service revenue	3,257
Financing and equipment lease income	126

5,064

Costs and expenses
Cost of fuel sales	912
Cost of services	1,633
Selling, general and administrative expenses	7,953
Fees to manager	12,360
Depreciation expense	175
Amortization of intangibles	281

23,314

Operating loss	(18,250)

Other income (expense)
Dividend income	1,704
Interest income	69
Interest expense	(756)
Equity in loss and amortization charges of investee	(389)
Other income	50

Net loss before income taxes and minority interests	(17,572)
Income taxes	—

Net loss before minority interests	(17,572)

Minority interests	16

Net loss	$(17,588)

Basic and diluted loss per share:	$(17.38)

Weighted average number of shares of trust stock outstanding - basic and diluted	1,011,887

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY TRUST

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
($ in thousands)
April 13, 2004 (inception) to December 31, 2004

	Trust Stock
				Other	Total
	Number of		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Deficit	Income (Loss)	Equity
Issuance of trust stock, net of offering costs	26,610,100	$613,265	$—	$—	$613,265
Other comprehensive income (loss):
Net loss for the period ending December 31, 2004	—	—	(17,588)	—	(17,588)
Translation adjustment	—	—	—	855	855
Change in fair value of interest rate swap	—	—	—	1	1
Unrealized loss on marketable securities	—	—	—	(237)	(237)

Total comprehensive loss					(16,969)

Balance at December 31, 2004	26,610,100	$613,265	$(17,588)	$619	$596,296

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
April 13, 2004 (inception) to December 31, 2004

Operating activities
Net loss	$(17,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	370
Amortization of intangible assets	281
Equity in loss and amortization charges of investee	389
Deferred rent	80
Deferred revenue	(62)
Equipment lease receivable	(121)
Minority interests	16
Accrued interest expense	26
Accrued interest income	(50)
Changes in operating assets and liabilities:
Accounts receivable	(420)
Dividend receivable	(1,704)
Inventories	686
Prepaid expenses and other current assets	(439)
Due to subsidiaries	1,398
Accounts payable and accrued expenses	798
Due to manager	12,306
Other	(11)

Net cash used in operating activities	(4,045)

Investing activities
Acquisition of businesses and investments, net of cash acquired	(467,413)
Purchases of property and equipment	(81)
Other	17

Net cash used in investing activities	(467,477)

Financing activities
Proceeds from issuance of shares of trust stock	665,250
Payment of long-term debt	(1,500)
Offering costs	(51,985)

Net cash provided by financing activities	611,765

Effect of exchange rate changes on cash	(193)

Net change in cash and cash equivalents	140,050

Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$140,050

Supplemental disclosures of cash flow information:
Noncash investing and financing activity:
Accrued offering costs	$2,270

Accrued purchases of property and equipment	$810

Taxes paid	$—

Interest paid	$2,056

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1. Organization and Description of Business

          Macquarie Infrastructure Company Trust (the “Trust”), a Delaware statutory trust, was formed on April 13, 2004. Macquarie Infrastructure Company LLC (the “Company”), a Delaware limited liability company, was also formed on April 13, 2004. The Trust is the sole member of 100% of the LLC interests of the Company. Prior to December 16, 2004, the Trust was a wholly-owned subsidiary of Macquarie Infrastructure Management (USA) Inc., (“MIMUSA”). MIMUSA is a subsidiary of the Macquarie Group of companies, which is comprised of Macquarie Bank Limited and its subsidiaries and affiliates worldwide. Macquarie Bank Limited is headquartered in Australia and is listed on the Australian Stock Exchange.

          The Trust and the Company were formed to own, operate and invest in a diversified group of infrastructure businesses in the United States and other developed countries. In accordance with the Trust Agreement, the Trust is the sole member of 100% of the LLC interests of the Company and, pursuant to the LLC Agreement, the Company will have outstanding the identical number of LLC interests as the number of outstanding shares of trust stock. The Company is the operating entity with a Board of Directors and other corporate governance responsibilities consistent with that of a Delaware corporation.

          On December 21, 2004, the Trust and the Company completed its initial public offering (“IPO”) of 26,610,000 shares of trust stock at a price of $25.00 per share. Total gross proceeds were $665,250,000, before offering costs and underwriting fees of $51,984,849. MIMUSA purchased 2 million shares ($50 million) of the total shares outstanding, through a separate private placement offering. The majority of the proceeds were used to purchase and invest in infrastructure businesses.

          On December 22, 2004 and December 23, 2004, the Company purchased the following companies:

          (i) North America Capital Holding Company (“NACH”) — an airport service business that is an operator of 10 fixed-based operations or FBOs that provide fuel, de-icing, aircraft parking and other aviation services. The FBOs are located in various locations in the United States, with headquarters in Plano, Texas;

          (ii) Macquarie Airports North America, Inc. ( “MANA”) — an airport service business that is an operator of 5 FBOs and 1 heliport that provides fuel, de-icing, aircraft parking, airport management, and other aviation services. The FBOs are located in the northeast and southern regions in the United States, with headquarters in Baltimore, Maryland;

          (iii) Macquarie Americas Parking Corporation (“MAPC”) — an airport parking business that provides customers secure 24-hour parking close to airport terminals as well as ground transportation from the parking facilities to the airport terminals. The Company operates 24 off-airport parking facilities located at 15 airports throughout the United States and maintains its headquarters in Downey, California;

          (iv) Macquarie District Energy Holdings, LLC (“MDEH”) — a business that provides chilled water services for cooling purposes to large office buildings located in Chicago, Illinois and to a major hotel located in Las Vegas, Nevada. MDEH maintains its headquarters in Chicago, Illinois; and

          (v) Macquarie Yorkshire Limited (“MYL”) — an entity that owns a 50% interest in a tollroad located in the United Kingdom, pursuant to a concession agreement with the U.K. government.

          Also, on December 22, 2004 the Company purchased an investment interest in an entity that operates a broadcasting tower network in Australia, and a utility company that provides water to households and industrial customers in southeastern England.

          The airport services, airport parking and chilled water service businesses are owned by the Company’s wholly-owned subsidiary, Macquarie Infrastructure Company Inc. (“MIC Inc.”), a Delaware corporation that was formed on April 13, 2004. The investments and the business that operates a toll road are owned directly by the Company.

     2. Summary of Significant Accounting Policies

Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Except as otherwise specified, we refer to Macquarie Infrastructure Company LLC and its subsidiaries collectively as the “Company.” The Company consolidates investments where it has a controlling financial interest. The usual condition for a controlling financial interest is ownership of a majority of the voting interest and, therefore, as a general rule ownership, directly or indirectly, of over 50% percent of the outstanding voting shares is a condition for consolidation. For investments in variable interest entities, as defined by Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities, the Company consolidates when it is determined to be the primary beneficiary of the variable interest entity. As of December 31, 2004, the Company was not the primary beneficiary of any variable interest entity in which it did not own a majority of the outstanding voting stock.

Use of Estimates

          The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. We evaluate these estimates and judgments on an ongoing basis and base our estimates on experience, current and expected future conditions, third party evaluations and various other assumptions that we believe are reasonable under the circumstances. Significant items subject to such estimates and assumptions include the carrying amount of property equipment and leasehold improvements, intangibles, asset retirement obligations and goodwill; valuation allowances for receivables, inventories and deferred income tax assets; environmental liabilities; and valuation of derivative instruments. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from the estimates and assumptions used in the financial statements and related notes.

Cash Equivalents

          The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents at December 31, 2004 are U.S. Treasury bills of $76.3 million.

Restricted Cash

          The Company classifies all cash pledged as collateral on the outstanding senior debt as restricted in the consolidated balance sheets. At December 31, 2004, the Company has recorded $16.8 million of cash pledged as collateral within other assets in the accompanying consolidated balance sheet. In addition, at December 31, 2004 the Company has classified $1.2 million as restricted cash in current assets relating to the debt of our 75% indirectly owned subsidiary, Northwind Aladdin LLC and to a credit facility requirement of MAPC.

Allowance for Doubtful Accounts

          The Company uses estimates to determine the amount of the allowance for doubtful accounts necessary to reduce billed and unbilled accounts receivable to their net realizable value. The Company estimates the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends. Actual collection experience has not varied significantly from estimates due primarily to credit policies and a lack of concentration of accounts receivable. The Company writes off receivables deemed to be uncollectible to the allowance for doubtful accounts. Accounts receivable balances are not collateralized.

Inventory

          Inventory consists principally of jet fuel purchased from various third-party vendors. Inventory is stated at the lower of the first-in, first-out cost or market.

Property, Equipment, Land and Leasehold Improvements

          Property, equipment, land and leasehold improvements are recorded at cost less accumulated depreciation. Major renewals and improvements are capitalized while maintenance and repair expenditures are charged to expense when incurred. We depreciate our property, equipment and leasehold improvements over their estimated useful lives. The economic useful lives range according to the below table:

Buildings	9 to 40 years
Leasehold and land improvements	3 to 40 years
Machinery and equipment	5 to 26 years
Furniture and fixtures	3 to 10 years

Goodwill and Intangible Assets

          Goodwill consists of costs in excess of fair value of tangible and identifiable intangible net assets acquired in the purchase business combinations described in Note 3. Intangible assets acquired in the purchase business combinations include contractual rights, customer relationships, non-compete agreements, trade names, leasehold rights, domain names, and technology. The cost of intangible assets with determinable useful lives are amortized over their estimated useful lives ranging from 2 to 40 years.

Impairment of Long-lived Assets, Excluding Goodwill

          Long-lived assets, including amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk.

Impairment of Goodwill

          Goodwill is considered impaired when the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, as determined under a two-step approach. The first step is to determine the estimated fair value of each reporting unit with goodwill. The reporting units of the Company for purposes of the impairment test are those components of operating segments for which discrete financial information is available and segment management regularly reviews the operating results of that component. Components are combined when determining reporting units if they have similar economic characteristics.

          The Company estimates the fair value of each reporting unit by estimating the present value of the reporting unit’s future cash flows. If the recorded net assets of the reporting unit are less than the reporting unit’s estimated fair value, then no impairment is indicated. Alternatively, if the recorded net assets of the reporting unit exceed its estimated fair value, then goodwill is assumed to be impaired and a second step is performed. In the second step, the implied fair value of goodwill is determined by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit from the estimated fair value of the reporting unit. If the recorded amount of goodwill exceeds this implied fair value, an impairment charge is recorded for the excess.

Debt Issuance Costs

          The Company capitalizes all direct costs incurred in connection with the issuance of debt as debt issuance costs. These costs are amortized over the contractual term of the debt instrument, which ranges from 3 to 19 years.

Derivative Instruments

          The Company accounts for derivatives and hedging activities in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, which requires that all derivative instruments be recorded on the balance sheet at their respective fair values.

          On the date a derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), a foreign-currency fair-value or cash-flow hedge (foreign currency hedge), or a hedge of a net investment in a foreign operation. For all hedging relationships the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. This process includes linking all derivatives that are designated as fair-value, cash-flow, or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability or unrecognized firm commitment of the hedged item that is attributable to the hedged risk, are recorded in earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. Changes in the fair value of derivatives that are highly effective as hedges and that are designated and qualify as foreign-currency hedges are recorded in either earnings or other comprehensive income, depending on whether the hedge transaction is a fair-value hedge or a cash-flow hedge. However, if a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in the cumulative translation adjustments account within other comprehensive income. The ineffective portion of the change in fair value of a derivative instrument that qualifies as either a fair-value hedge or a cash-flow hedge is reported in earnings.

          The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, the derivative is designated as a hedging instrument, because it is unlikely that a forecasted transaction will occur, a hedged firm commitment no longer meets the definition of a firm commitment, or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

          In all situations in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value in earnings. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the Company no longer adjusts the hedged asset or liability for changes in fair value. The adjustment of the carrying amount of the hedged asset or liability is accounted for in the same manner as other components of the carrying amount of that asset or liability. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Company removes any asset or liability that was recorded pursuant to recognition of the firm commitment from the balance sheet, and recognizes any gain or loss in earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the Company recognizes immediately in earnings gains and losses that were accumulated in other comprehensive income.

Financial Instruments

          The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, subordinated debt and variable rate senior debt are carried at cost, which approximates their fair value because of either the short-term maturity, or variable or competitive interest rates assigned to these financial instruments.

Concentrations of Credit Risk

          Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with financial institutions and its balances may exceed federally insured limits. The Company’s accounts receivable are derived from fuel sales and services rendered under contract terms with commercial and private customers located primarily in the United States. There were no outstanding accounts receivable due from a single customer, which accounted for more than 10% of the total accounts receivable balance at December 31, 2004.

          Additionally, no single customer accounted for more than 10% of the Company’s revenues during the period ending December 31, 2004.

Foreign Currency Translation

          The Company’s foreign investments and unconsolidated businesses have been translated into U.S. dollars in accordance with FASB Statement No. 52, Foreign Currency Translation. All assets and liabilities have been translated using the exchange rate in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the period. Adjustments from such translation have been reported separately as a component of other comprehensive income in stockholders’ equity.

Earnings (Loss) Per Share

          The Company calculates earnings per share in accordance with FASB Statement No. 128, Earnings Per Share. Accordingly, basic earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options (using the treasury stock method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

          Basic and diluted loss per share was computed on a weighted average basis from the period April 13, 2004 (inception) through December 31, 2004. The weighted average computation of 1,011,887 shares of trust stock outstanding was computed based on 100 shares outstanding for the period from April 13, 2004 through December 21, 2004 and 26,610,100 shares outstanding for the period from December 22, 2004 through December 31, 2004.

Comprehensive Income

          The Company follows the requirements of FASB Statement No. 130, Reporting Comprehensive Income, for the reporting and display of comprehensive income and its components. FASB Statement No. 130 requires unrealized gains or losses on the Company’s available for sale securities, foreign currency translation adjustments and change in fair value of interest rate swaps to be included in other comprehensive income (loss).

Advertising

          Advertising expenses incurred by our airport parking business will be expensed the first time the advertising takes place. Costs associated with direct response advertising programs may be prepaid and will be charged to expense once the printed materials are distributed to the public.

Revenue Recognition

          In accordance with Staff Accounting Bulletin 104, Revenue Recognition, the Company recognizes revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed and determinable, and collectibility is reasonably assured.

Airport Services Business

          Revenue on fuel sales is recognized when the fuel has been delivered to the customer, collection of the resulting receivable is probable, persuasive evidence of an arrangement exists, and the fee is fixed or determinable. Fuel sales are recorded net of volume discounts and rebates.

          Service revenues include certain fueling fees. The Company receives a fueling fee for fueling certain carriers with fuel owned by such carriers. In accordance with Emerging Issues Task Force (“EITF”) Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, revenue from these transactions are recorded based on the service fee earned and does not include the cost of the carriers’ fuel.

          Other FBO revenues consist principally of de-icing services, landing and fuel distribution fees as well as rental income for hangar and terminal use. Other FBO revenues are recorded as the services are rendered to the customer.

          The Company also enters into management contracts to operate regional airports or aviation-related facilities. Management fees are recognized pro rata over the service period based on negotiated contractual terms. All costs incurred to perform under contracts are reimbursed entirely by the customer and are generally invoiced with the related management fee. As the Company is acting as an agent in these contracts, the amount invoiced is recorded net of the reimbursable costs.

Airport Parking Business

          Parking lot revenue is recorded as services are performed, net of appropriate allowances and local taxes. For customer vehicles remaining at our facilities at year end, revenues for services performed were recorded in other receivables in the accompanying consolidated balance sheet based upon the value of unpaid parking revenues for customer vehicles.

          The Company offers various membership programs for which customers pay an annual membership fee. The Company accounts for membership fee revenue on a “deferral basis” whereby membership fee revenue is recognized ratably over the one-year life of the membership. In addition, the Company also sells prepaid parking vouchers which can be redeemed for future parking services. Sales of prepaid vouchers are recorded as “deferred revenue” and recognized as parking revenue when redeemed in the future. The value of unearned membership revenue and prepaid vouchers has been included in deferred revenue in the accompanying consolidated balance sheet.

District Energy Business

          Revenues from cooling capacity and consumption are recognized at the time of performance of service. Cash received from customers for services to be provided in the future are recorded as unearned revenue and recognized over the expected service period on a straight-line basis.

Income Taxes

          MIC Inc., which is the holding company of the wholly-owned U.S. businesses, will file a consolidated U.S. federal income tax return. As a consequence, all of its direct and indirect U.S. subsidiaries will pay no U.S. federal income taxes, and all tax obligations will be incurred by MIC Inc. based on the consolidated U.S. federal income tax position of the U.S. businesses after taking into account deductions for management fees and corporate overhead expenses allocated to MIC Inc.

          We do not expect that the U.S. holding companies for our interests in the toll road business, MCG or SEW will pay any U.S. federal income taxes, as each of these entities has elected to be disregarded as an entity separate from the Company for U.S. federal income tax purposes.

          The Company uses the liability method in accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation reserves are recorded against deferred income tax assets due to the lack of operating history of the Company.

Recently Issued Accounting Standards

          In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. This Statement is a revision to Statement 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. For nonpublic companies, this Statement will require measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock options. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. This Statement will be effective for the Company as of July 1, 2005.

          In December 2004, the FASB issued Statement No.151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under this Statement, such items will be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement will be effective for the Company for inventory costs incurred on or after January 1, 2006.

          In December 2004, the FASB issued Statement No. 153, Exchanges of Non-Monetary Assets, which eliminates an exception in APB 29 for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This Statement will be effective for the Company for nonmonetary asset exchanges occurring on or after January 1, 2006.

          In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also would record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation would be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company was required to adopt Statement 143 on January 1, 2003. As of December 31, 2004 the Company has recorded $3.1 million of asset retirement obligations on the Company’s consolidated financial statements.

          In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise became effective as of January 1, 2004, except for certain mandatory redeemable financial instruments. For certain mandatory redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatory redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

          In December 2003, the FASB issued Statement No. 132R (revised), Employers’ Disclosures about Pensions and Other Postretirement Benefits. Statement 132 (revised) prescribes employers’ disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The Statement retains and revises the disclosure requirements contained in the original Statement 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The new annual disclosure requirements became effective for the Company as of the year ended December 31, 2004.

          In December 2003, the FASB issued FASB Interpretation No. 46R (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. The Company applies FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE.

          The Company has evaluated the impact of applying FIN 46R and concluded that there is no impact on its financial statements.

     3. Acquisition of Consolidated Businesses

          We used the proceeds from our initial public offering to acquire our consolidated businesses for cash from the Macquarie Group or from infrastructure investment vehicles managed by the Macquarie Group.

          The businesses described below have been accounted for under the purchase method of accounting. The initial purchase price allocation may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed.

The estimated fair value of assets acquired and liabilities assumed that were accounted for as a business combination relating to the acquisitions are summarized below (in thousands):

	NACH	MANA	MAPC	MDEH	Total
Assets:
Current assets	$11,877	$10,138	$4,351	$17,543	$43,909
Property, equipment, land and leasehold improvements	44,987	20,412	67,073	151,750	284,222
Intangible assets	145,425	49,654	42,008	17,720	254,807
Goodwill	108,740	10,200	83,573	16,094	218,607
Other assets	9,025	1,377	7,528	52,966	70,896

Total assets	320,054	91,781	204,533	256,073	872,441
Liabilities:
Current liabilities	10,592	16,450	35,745	4,842	67,629
Debt	130,000	36,000	130,786	120,000	416,786
Other liabilities	61,252	8,917	1,163	58,722	130,054
Minority interests	—	—	3,006	5,493	8,499

	201,844	61,367	170,700	189,057	622,968

Cost of net assets acquired	$118,210	$30,414	$33,833	$67,016	$249,473

Acquisition of North America Capital Holding Company (“NACH”)

          On December 22, 2004, our wholly owned subsidiary, MIC Inc., acquired 100% of the ordinary shares in NACH for a total of $118.2 million (including transaction costs), plus $130 million of assumed senior debt from Macquarie Investment Holdings Inc., a wholly owned indirect subsidiary of Macquarie Bank Limited. Included in the purchase price was a fee paid to the Macquarie group of approximately $7.4 million, representing capital charges. These charges are defined as the required return on equity by the Macquarie Group for the period from July 29, 2004 through the acquisition date.

          On July 29, 2004, NACH acquired 100% of the shares of Executive Air Support, Inc. (“EAS”) for approximately $223 million. Prior to December 22, 2004, NACH paid fees to the Macquarie Group of approximately $10.3 million for advisory and debt arranging services, and services in connection with hedging and equity underwriting facilities provided in connection with the acquisition of EAS. In addition, NACH paid interest and letter of credit fees of $1.6 million to the Macquarie Group in relation to a bridge loan facility utilized to fund a portion of the acquisition of EAS until permanent debt financing was established.

          The acquisition has been accounted for under the purchase method of accounting. The results of operations of NACH are included in the accompanying consolidated financial statements since December 22, 2004. The acquisition of NACH resulted in the company assuming the existing income tax bases of the predecessor. In accordance with FASB Statement No. 141, a deferred tax liability was recorded to reflect the increase in the financial accounting bases of the assets acquired over the carryover income tax basis.

          The allocation of the purchase price, including transaction costs, was as follows (in thousands):

Current assets	$11,877
Property, equipment, land and leasehold improvements	44,987
Intangible assets:
Customer relationships	3,596
Airport contract rights	130,833
Trade name	6,801
Technology	460
Non-compete agreements	3,735
Goodwill	108,740
Other	9,025

Total assets acquired	320,054

Current liabilities	10,592
Long-term liabilities assumed	131,426
Deferred income taxes	59,826

Net assets acquired	$118,210

          The Company paid more than the fair value of the underlying net assets as a result of the expectation of its ability to earn a higher rate of return from the acquired business than would be expected if those net assets had to be acquired or developed separately. The value of the acquired intangible assets was determined by taking into account risks related to the characteristics and applications of the assets, existing and future markets and analyses of expected future cash flows to be generated by the business. The airport contract rights are being amortized on a straight-line basis over their useful lives ranging from 20 to 40 years. The weighted average amortization period of the contractual agreements is approximately 38.8 years. The Company expects that goodwill recorded will not be deductible for income tax purposes.

          The Company allocated $3.6 million of the purchase price to customer relationships in accordance with EITF 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination.” The Company will amortize the amount allocated to customer relationships over a 5 year period.

Acquisition of Macquarie Airports North America, Inc. (“MANA”)

          On December 22, 2004, MIC Inc. acquired 100% of the ordinary shares of Macquarie Airports North America Inc., or MANA, the holding company for AvPorts, for $30.4 million (including transaction costs), from Macquarie Specialised Asset Management Limited, as Trustee for and on behalf of Macquarie Global Infrastructure Funds A and C, and Macquarie Specialised Asset Management 2 Limited, as Trustee for and on behalf of Macquarie Global Infrastructure Funds B and D, or GIF, an investment vehicle managed by the Macquarie Group. Long-term bank debt of $36 million was also assumed in the transaction. In addition, MIC Inc. acquired the subordinated debt and accrued interest of MANA, at par from GIF for $12.2 million. This amount has been eliminated in the consolidated balance sheet.

          The MANA and the NACH acquisitions enabled the Company to enter the aviation services market as an established competitor with an existing customer base and corporate infrastructure. The acquisition has been accounted for under the purchase method of accounting. The results of operations of MANA are included in the accompanying consolidated financial statements since December 22, 2004. The acquisition of MANA resulted in the Company assuming the existing income tax basis of the predecessor. In accordance with FASB Statement No. 141, a deferred tax liability was recorded to reflect the increase in the financial accounting bases of the assets acquired over the carryover income tax basis.

          The allocation of the purchase price, including transaction costs, was as follows (in thousands):

Current assets	$10,138
Property, equipment, land and leasehold improvements	20,412
Intangible assets:
Airport contract rights	49,654
Goodwill	10,200
Other	1,377

Total assets acquired	91,781
Current liabilities	16,450
Long-term liabilities assumed	36,871
Deferred income taxes	8,046

Net assets acquired	$30,414

          The Company paid more than the fair value of the underlying net assets as a result of the expectation of its ability to earn a higher rate of return from the acquired business than would be expected if those net assets had to be acquired or developed separately. The value of the acquired intangible assets was determined by taking into account risks related to the characteristics and applications of the assets, existing and future markets and analyses of expected future cash flows to be generated by the business. The airport contract rights are being amortized on a straight-line basis over their useful lives ranging from 10 to 40 years. The weighted average amortization period of the contractual agreements is approximately 30.9 years. The Company expects that goodwill recorded will not be deductible for income tax purposes.

Acquisition of Macquarie Americas Parking Corporation (“MAPC”)

          On December 23, 2004, MIC Inc. acquired 100% of the ordinary shares of Macquarie Americas Parking Corporation (“MAPC”) for $33.8 million. MAPC concurrently acquired 100% of the capital stock of Seacoast Holdings (PCAA), Inc. and 35.3% of the membership interests of PCAA Parent, LLC for a total purchase price of $30 million. The Company funded the acquisition of Seacoast Holdings (PCAA) Inc. and the membership interests of PCAA Parent LLC with a shareholder loan to MAPC. This loan eliminates upon consolidation. The total purchase price to the Company was $63.8 million. Included in the minority interest payment was consideration paid of approximately $1 million to Macquarie Securities (USA), Inc, a wholly owned indirect subsidiary of Macquarie Bank Limited to acquire 1.4% of PCAA Parent, LLC. The acquisition has been accounted for under the purchase method of accounting. The results of operations of MAPC are included in the accompanying consolidated financial statements since December 23, 2004. The acquisition of MAPC resulted in the Company assuming the existing income tax basis of the predecessor. In accordance with FASB Statement No. 141, a deferred tax liability was recorded to reflect the increase in the financial accounting bases of the assets acquired over the carryover income tax basis.

     The allocation of the purchase price, including transaction costs, was as follows (in thousands):

Current assets	$4,351
Property, equipment, land and leasehold improvements	67,073
Intangible assets:
Customer relationships	6,404
Trade name	21,758
Leasehold rights	3,528
Non-compete agreements	2,331
Domain names	7,987
Goodwill	83,573
Other	7,528

Total assets acquired	204,533

Current liabilities	35,745
Long-term liabilities assumed	131,949
Minority interests	3,006

Net assets acquired	$33,833

     The Company paid more than the fair value of the underlying net assets as a result of the expectation of its ability to earn a higher rate of return from the acquired business than would be expected if those net assets had to be acquired or developed separately. The value of the acquired intangible assets was determined by taking into account risks related to the characteristics and applications of the assets, existing and future markets and analyses of expected future cash flows to be generated by the business. The Company expects that goodwill recorded will not be deductible for income tax purposes.

     The Company allocated $6.4 million of the purchase price to customer relationships in accordance with EITF 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination.” The Company will amortize the amount allocated to customer relationships over an 8 year period.

Acquisition of Macquarie District Energy Holdings, LLC (“MDEH”)

     On December 22, 2004, MIC Inc. acquired 100% of the membership interests in Macquarie District Energy Holdings, LLC, or (“MDEH”), for $67 million (including transaction costs), from Macquarie Investment Holdings Inc., a wholly owned indirect subsidiary of Macquarie Bank Limited. Included in the purchase price was a fee paid to the Macquarie group of approximately $4.7 million, representing capital charges. These charges are defined as the required return on equity by the Macquarie Group for the period from June 30, 2004 through the acquisition date.

     Prior to our acquisition, on June 30, 2004 Macquarie District Energy Inc (“MDE”), a wholly owned subsidiary of MDEH, acquired 100% of the shares in Thermal Chicago Corporation, the holding company for the Thermal Chicago business, from Exelon Thermal Holdings, Inc., a subsidiary of Exelon Corporation, for $135 million plus working capital adjustments of $2.7 million, with no assumption of debt. In addition, on September 29, 2004, MDE acquired 100% of the shares in ETT Nevada, Inc., the owner of a 75% interest in Northwind Aladdin and all of Northwind Aladdin’s senior debt (which had an outstanding principal balance of $19.3 million as at June 30, 2004) from Exelon Thermal Holdings, Inc. for $26.1 million plus working capital adjustments of $2 million. MDE paid fees of approximately $6.6 million to the Macquarie Group for advisory and debt arranging services and equity underwriting facilities provided in connection with the acquisitions. MDE also paid interest and letter of credit fees of $887,000 to the Macquarie Group in relation to a bridge loan facility utilized to fund a portion of the acquisition of Thermal Chicago until permanent debt financing was established. On September 29, 2004 MDE borrowed $120 million through the issuance of senior secured notes in a private placement.

     Prior to MDE’s issuance of senior secured notes in a private placement, MDEH entered into an interest rate swap transaction with the Macquarie Group with a notional principal amount of $47.5 million to hedge against increases in long-term interest rates. This hedge was terminated in September 2004 upon issuance of the notes. Both the execution and termination of the swap occurred at market rates. Due to downward movements in market interest rates, MDEH was required to pay the Macquarie Group $2.2 million to terminate the swap.

     The acquisition has been accounted for under the purchase method of accounting. The results of operations of MDEH are included in the accompanying consolidated financial statements since December 22, 2004. The acquisition of MDEH resulted in the Company assuming the existing income tax basis of the predecessor. In accordance with FASB Statement No. 141, a deferred tax liability was recorded to reflect the increase in the financial accounting bases of the assets acquired over the carryover income tax basis.

     The allocation of the purchase price, including transaction costs, was as follows (in thousands):

Current assets	$17,543
Property, equipment, land and leasehold improvements	151,750
Intangible assets:
Customer relationships	14,490
Leasehold rights	3,230
Goodwill	16,094
Other	52,966

Total assets acquired	256,073

Current liabilities	4,842
Long-term liabilities assumed	122,693
Deferred income taxes	56,029
Minority interest	5,493

Net assets acquired	$67,016

     The Company paid more than the fair value of the underlying net assets as a result of the expectation of its ability to earn a higher rate of return from the acquired business than would be expected if those net assets had to be acquired or developed separately. The value of the acquired intangible assets was determined by taking into account risks related to the characteristics and applications of the assets, existing and future markets and analyses of expected future cash flows to be generated by the business. The Company expects that goodwill recorded will not be deductible for income tax purposes.

     The Company allocated $14.5 million of the purchase price to customer relationships in accordance with EITF 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination.” The Company will amortize the amount allocated to customer relationships over a weighted average 12.8 year period.

     The following unaudited pro forma data summarizes the results of operations for the year ended December 31, 2004 as if acquisitions of consolidated businesses had been completed as of January 1, 2004. The pro forma data give effect to actual operating results prior to the acquisitions and adjustments to interest expense, amortization, depreciation and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been achieved if the acquisitions had occurred as of the beginning of the periods presented or that may be achieved in the future. The pro-forma information shown below only includes the acquisitions of our consolidated businesses.

(in thousands, except per share data)	Total	NACH	MANA	MAPC	MDEH
Revenues	$228,541	$96,796	$45,281	$51,448	$35,016
Cost and expenses	174,014	76,542	36,918	39,382	21,172
Amortization and depreciation	28,579	8,648	6,678	6,118	7,135
Interest expense	25,213	7,986	1,892	7,199	8,136
Other income (expense)	118	90	—	(14)	42
Minority interests	50	—	—	168	(118)
Income tax benefit (provision)	(2,107)	(1,672)	(58)	—	(377)

Net loss	$(1,204)	$2,038	$(265)	$(1,097)	$(1,880)

Basic and diluted loss per common share	$(1.19)

   4. Equity Investment in Toll Road Business

     On December 22, 2004, our wholly owned subsidiary, Macquarie Yorkshire LLC, acquired 100% of Macquarie Yorkshire Limited (“MYL”), or Macquarie Yorkshire, for $84.7 million (including transaction costs) from Macquarie European Infrastructure plc, an entity that is a member of the Macquarie Infrastructure Group. Macquarie Yorkshire owns 50% of Connect M1-A1 Holdings Ltd., (“CHL”), which in turn owns 100% of Connect M1-A1 Limited. Connect M1-A1 Limited is the holder of the Yorkshire Link concession, a highway of approximately 19 miles located south of Wetherby, England.

     The investment in CHL has been accounted for under the equity method of accounting. In addition to the equity investment in CHL, Macquarie Yorkshire has recorded a loan from Connect M1-A1 Limited with an estimated fair value of $19.4 million at December 22, 2004, loans to Connect M1-A1 Limited with an estimated fair value of $21.8 million at December 22, 2004, cash of $300,000, and restricted cash of $1.9 million at December 22, 2004. These balances have been recorded to the accompanying consolidated balance sheet.

     For the period from December 22, 2004 through December 31, 2004, the Company has recorded an equity loss in investee of $389,000, swap expense of $38,000 and net interest income of $26,000. In addition, at December 31, 2004, the Company recorded an unrealized loss in foreign currency translation of $469,000. This unrealized loss has been recorded as an adjustment to other comprehensive income.

   5. Investment in MCG

     On December 22, 2004, our wholly owned subsidiary, Communications Infrastructure LLC acquired 16,517,413 shares (representing approximately 4%) of the stapled securities issued by Macquarie Infrastructure Communications Group (“MCG”) for an aggregate purchase price of $70 million in an at-the-market transaction from Macquarie Investments Australia Pty Limited, a member of the Macquarie Group.

     MCG is a public investment vehicle managed by an affiliate of the Macquarie Group. MCG’s sole investment at December 31, 2004 is its 100% ownership of Broadcast Australia Pty Limited, which operates approximately 600 transmission tower sites in Australia. In January 2005 MCG completed its purchase of a 54% interest in ntl:Broadcast, which operates approximately 3,000 transmission towers in the United Kingdom. The Company’s investment in MCG has been recorded as securities available for sale in the accompanying consolidated balance sheet.

     At December 31, 2004 the fair value of the MCG investment was $71.3 million. The Company recorded an unrealized gain in foreign currency translation of $1.5 million, offset in part by an unrealized loss in the investment of $0.2 million. This net gain has been recorded as an adjustment to other comprehensive income.

   6. Investment in SEW

     On December 22, 2004, our wholly owned subsidiary, South East Water LLC, subscribed for 17.5% of the ordinary shares and preferred equity certificates, or PECs, of Macquarie Luxembourg Water SarL, or Macquarie Luxembourg, for approximately $39.6 million from Macquarie Luxembourg. Macquarie Luxembourg used the proceeds of the subscription to acquire 9,712,500 shares in Macquarie Water (U.K.) Limited, or Macquarie Water. Macquarie Water is the indirect holding company for South East Water (“SEW”).

     SEW is a regulated utility located in southeastern England that is the sole provider of water to approximately 600,000 households and industrial customers. This investment has been recorded as a noncurrent investment to the accompanying consolidated balance sheet and is accounted for under the cost method of accounting. At December 31, 2004, the Company recorded an unrealized loss in foreign currency translation of $0.2 million on this investment. This loss has been recorded as an adjustment to other comprehensive income.

   7. Direct Financing Lease Transactions

     The Company has entered into energy service agreements containing provisions to lease certain equipment to customers. Under these agreements, title to the leased equipment will transfer to the customer at the end of the lease terms, which range from 5 to 25 years. The lease agreements are accounted for as direct financing leases. The components of the Company’s consolidated net investments in direct financing leases at December 31, 2004 is as follows (in thousands):

December 31, 2004
Minimum lease payments receivable	$98,039
Less: Unearned financing lease income	(50,333)

Net investment in direct financing leases	$47,706

Equipment leases:
Current portion	$2,311
Long-term portion	45,395

$47,706

     Unearned financing lease income is recognized over the terms of the leases. Minimum lease payments to be received by the Company total approximately $98 million as follows (in thousands):

2005	$7,404
2006	6,767
2007	6,742
2008	6,725
2009	6,719
Thereafter	63,682

Total	$98,039

   8. Property, Equipment, Land and Leasehold Improvements

     Property, equipment, land and leasehold improvements at December 31, 2004 consist of the following (in thousands):

Land	$47,017
Easements	5,624
Buildings	30,337
Leasehold and land improvements	61,187
Machinery and equipment	125,679
Furniture and fixtures	1,247
Construction in progress	12,178
Property held for future use	1,317
Other	528

285,114

Less: Accumulated depreciation	(370)

Property, equipment, land and leasehold improvements, net	$284,744

   9. Intangible Assets

     Intangible assets at December 31, 2004 consists of the following (in thousands):

			Weighted
	Gross		Average
	Carrying	Accumulated	Amortization
	Value	Amortization	(Years)
Contractual arrangements	$180,491	$179	36.6
Non-compete agreements	6,066	49	2.6
Customer relationships	24,490	34	10.4
Leasehold rights	6,758	17	16.3
Trade names	28,559	—	Indefinite
Domain names	7,987	—	Indefinite
Technology	460	2	5.0

	$254,811	$281

     Aggregate amortization expense of intangible assets for the period April 13, 2004 through December 31, 2004 totaled $281.

     The estimated amortization expense for intangible assets to be recognized for the years ending December 31 is as follows (in thousands): 2005 — $11,007; 2006 — $10,980; 2007 — $9,835; 2008 — $8,621; 2009 — $8,533 and thereafter — $169,008.

10. Accrued Expenses

     Accrued expenses at December 31, 2004 are comprised of the following (in thousands):

Payroll and related liabilities	$3,638
Interest	1,159
Insurance	1,171
Real estate taxes	2,215
Electricity	298
Construction in progress	962
Sales tax	169
Other	2,368

$11,980

11. Long-term Debt

     The Company capitalizes its operating businesses separately using non-recourse, project finance style debt. The Company currently has no indebtedness at the MIC LLC, Trust or MIC Inc. level.

     At December 31, 2004 our consolidated long-term debt consists of the following (in thousands):

MDE senior notes	$120,000	(a)
NACH class A notes	23,500	(b)
NACH class B notes	105,000	(b)
MANA senior debt	36,000	(c)
MAPC loan payable	126,000	(d)
MAPC loan payable	4,668	(d)

	415,168
Less current portion	94

Long-term portion	$415,074

     At December 31, 2004, future maturities of long-term debt are as follows (in thousands):

2005	$94
2006	126,100
2007	39,705
2008	10,876
2009	14,853
Thereafter	223,540

$415,168

(a) MDEH

     On September 29, 2004, MDE, the wholly owned subsidiary of MDEH borrowed $120 million under a series of senior secured notes (“MDE Senior Notes”) with various financial institutions. The proceeds of the MDE Senior Notes were used to repay the previously outstanding Bridge Facility, finance the acquisition by MDE of Northwind Aladdin and pay certain transaction costs associated with these transactions.

The MDE Senior Notes consist of two notes payable:

     1) $100 million, with fixed interest at 6.82%.

     2) $20 million, with fixed interest at 6.40%.

     The MDE Senior Notes are secured by all the assets of MDE and its subsidiaries, excluding the assets of Northwind Aladdin. MDE has further reserved $4.1 million to support its debt services, which is included in restricted cash in the accompanying consolidated balance sheet. The MDE Senior Notes are due in 2023, with principal repayments of the MDE Senior Notes starting in the quarter ending December 31, 2007.

     In addition, MDE entered into a $20 million three year revolving credit facility with a financial institution that may be used to fund capital expenditures, working capital or to provide letters of credit. As of December 31, 2004, MDE has issued three separate letters of credit totaling $7.2 million against this facility in the favor of the City of Chicago.

     Debt arranging fees of $600,000 were paid to MSUSA, a related party, by MDE prior to our acquisition of MDEH, and are included in deferred financing costs. These costs are amortized over the life of the long-term debt.

(b) NACH

     The acquisition of EAS by NACH on July 29, 2004 was partially financed with a $130 million bridge loan facility provided by the Macquarie Group. On October 21, 2004, NACH refinanced its bridge loan facility by borrowing $130 million under a new credit facility (“Term Facility”) maturing on October 21, 2011.

The Term Facility originally consisted of two tranches:

     1) Tranche A - $25 million at LIBOR plus 2.25%.

     2) Tranche B - $105 million at LIBOR plus 3.00%.

     Principal repayments with respect to Tranche A will commence in 2007 however an early repayment of $1.5 million was made on December 31, 2004. Tranche B is payable at maturity. A syndicate of three banks, including Macquarie Bank Limited, granted the Term Facility. Under the terms of the Term Facility, 100% of available cash flows of NACH and its subsidiaries must be applied to the repayment of the Term Facility during the last two years of the debt. The Term Facility is secured by all of the assets and stock of NACH and its subsidiaries and is non-recourse to the Company and its other subsidiaries. NACH has also provided a six-month debt service reserve of $3.9 million as security. This reserve is included in restricted cash on our accompanying consolidated balance sheet at December 31, 2004.

     In addition to the Term Facility, NACH has entered into a $3 million, two-year revolving credit facility with a bank that may be used to fund working capital requirements or to provide letters of credit. This facility ranks equally with the Term Facility. As of December 31, 2004, $700,000 of this facility has been utilized to provide letters of credit pursuant to certain FBO leases.

     The Macquarie Group has provided $52 million of the Term Facility. Interest paid on the Macquarie Group’s portion of this loan for the period December 23, 2004 through December 31, 2004 was $63,000 and has been included in interest expense in the accompanying consolidated statement of operations. Financing costs of $520,000 were paid by NACH in October 2004 to the Macquarie Group in relation to this loan and are included in deferred financing costs. The deferred financing costs are amortized over the life of the long-term debt.

     In addition, debt arranging fees of $650,000 were paid to MSUSA, a related party, prior to our acquisition of NACH and are included in deferred financing costs on the accompanying consolidated balance sheet. These costs are amortized over the life of the long-term debt.

(c) MANA

     In November 2002, to finance the acquisition of certain assets and liabilities of MANA, a $36 million senior debt facility was issued to a European bank. The debt accrues interest at either the Eurodollar rate or at the Company’s option, the 30, 60 or 180-day LIBOR plus a margin of 1.875%, increasing to a margin of 2.25% in 2006. Interest only payments are to be made quarterly with the principal balance due in full in November 2007. Borrowings under the debt facility are secured by all assets as well as pledged stock of MANA and its subsidiaries. A debt service reserve of $1.25 million is included in restricted cash on our accompanying consolidated balance sheet at December 31, 2004.

(d) MAPC

     On October 1, 2003, MAPC, through its controlled subsidiaries, (“PCA Group”), entered into a $126 million credit facility (the “Facility”) with GMAC Commercial Mortgage Corporation. The proceeds of the Facility were used to repay previously outstanding long-term debt and fund the Avistar acquisition. The Facility is secured by all the assets of the PCA Group. In addition, guarantees of $1 million have been made by two members of MAPC. The Facility matures on October 1, 2006, but may be extended at the option of the Company for up to two additional years. MAPC is required to maintain reserves equal to $5.7 million at December 31, 2004, which is included in restricted cash in the accompanying consolidated balance sheet. The Facility bears interest at the floating base rate (defined as the one month LIBOR), plus 3.44% and is payable monthly in arrears.

     In addition, MAPC entered into a separate $4.75 million credit facility (the “O’Hare Facility”) with GMAC Commercial Mortgage Corporation in order to purchase certain property in Chicago, Illinois. The O’Hare Facility is secured by all the assets of PCAA Chicago, LLC. The O’Hare Facility matures on January 1, 2009, bears interest at 5.3% and requires monthly payment of principal and interest in the amount of $28,675.

     All of the term debt described above contain customary financial covenants including maintaining or exceeding certain financial ratios, and limitations on capital expenditures and additional debt. In addition, the Company has entered into swap agreements for the NACH, MANA, and MAPC debt (see Note 12).

12.	Derivative Instruments and Hedging Activities

     The Company has interest-rate related and foreign-exchange related derivative instruments to manage its interest rate exposure on its debt instruments, and to manage its exchange rate exposure on its future cash flows from its non-US investments. In addition, the Company used foreign exchange option contracts to acquire its stake in Macquarie Yorkshire Limited and its investment in South East Water. The Company does not enter into derivative instruments for any purpose other than interest rate hedging or cash-flow-hedging purposes. That is, the Company does not speculate using derivative instruments.

     By using derivative financial instruments to hedge exposures to changes in interest rates and foreign exchange rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties.

     Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates or currency exchange rates. The market risk associated with interest rate is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

     Anticipated future cash flows

     The Company entered into foreign exchange forward contracts for its anticipated cash flows in order to hedge the market risk associated with fluctuations in foreign exchange rates. The forward contracts limit the unfavorable effect that foreign exchange rate changes will have on cash flows. All of the Company’s forward contracts relating to anticipated future cash flows have been designated as cash flow hedges. The maximum term over which the Company is currently hedging exposures to the variability of foreign exchange rates is 24 months.

     Changes in the fair value of forward contracts designated as cash flow hedges that effectively offset the variability of cash flows associated with anticipated distributions are reported in other comprehensive income. These amounts subsequently are reclassified into other expense when the contract is expired or executed. During the period December 22, 2004 through December 31, 2004, the Company recognized a comprehensive loss of $286,000, relating to foreign exchange forward contracts for anticipated cash flows. These amounts have not been recorded net of income taxes since the underlying income of the investments are not subject to tax.

     Debt Obligations

     The Company has in place variable-rate debt. The debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt for the portion of the debt that is swapped.

     Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are reported in other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest affects earnings. In accordance with FASB Statement No. 133, the Company concluded that the interest rate swaps qualify as cash flow hedges bearing no ineffectiveness at inception. The Company anticipates the hedges to remain perfectly effective on an ongoing basis because the critical terms of the interest rate swaps and the hedged debt obligations are expected to coincide throughout the term of the interest rate swaps. During the period December 22, 2004 through December 31, 2004, the Company recognized comprehensive income, net of income taxes of $287,000 relating to the fair value of interest rate swaps of future debt payments. The total fair value of interest rate swaps for future debt payments at December 31, 2004 is an asset balance of $723,659, and is included in other long-term assets in the accompanying consolidated balance sheet. The term over which the Company is currently hedging exposures relating to debt is through October 2009.

     Non-US Acquisitions

     The Company used foreign exchange option contracts to hedge the purchase prices of its acquisitions of Macquarie Yorkshire and SEW. The Company recognized an expense of approximately $56,000 relating to these hedge contracts and has recorded these amounts as interest expense to the accompanying consolidated statement of operations.

  13. Notes Payable and Capital Leases

     The Company has existing notes payable with various finance companies for the purchase of equipment. The notes are secured by the equipment and require monthly payments of principal and interest. The Company also leases certain equipment under capital leases. The following is a summary of the maturities of the notes payable and the future minimum lease payments under capital leases, together with the present value of the minimum lease payments, as of December 31, 2004 (in thousands):

	Notes	Capital
	Payable	Leases
2005	$161	$1,081
2006	422	832
2007	41	459
2008	30	129
2009	30	28
Thereafter	44	—

Total minimum payments	$728	$2,529
Less: Amounts representing interest	—	(260)

Present value of minimum payments	728	2,269
Less: Current portion	(161)	(1,081)

Long-term portion	$567	$1,188

     The net book value of equipment under capital lease at December 31, 2004 was $3,486.

   14. Stockholders’ Equity

     The Trust is authorized to issue 500,000,000 shares of trust stock, and the Company is authorized to issue a corresponding number of LLC interests. Unless the Trust is dissolved, it must remain the sole holder of 100% of the Company’s LLC interests and, at all times, the Company will have the identical number of LLC interests outstanding as shares of trust stock. Each share of trust stock represents an undivided beneficial interest in the Trust, and each share of trust stock corresponds to one underlying LLC interest in the Company. Each outstanding share of the trust stock is entitled to one vote for each share on any matter with respect to which members of the Company are entitled to vote.

     On December 15, 2004 our board of directors and stockholders adopted the Company’s independent director equity plan, which provides for automatic, non-discretionary awards of director stock units as an additional fee for the independent directors’ services on the board. The purpose of this plan is to promote the long-term growth and financial success of the Company by attracting, motivating and retaining independent directors of outstanding ability. Only the Company’s independent directors may participate in the plan.

     On the date of each annual meeting, each director will receive a grant of stock units equal to $150,000 divided by the fair market value of one share of trust stock as of the date of each annual meeting of the trust’s stockholders. The stock units vest, assuming continued service by the director, on the date immediately preceding the next annual meeting of the Company’s stockholders.

     Upon the completion of our offering on December 21, 2004, each independent director was granted 2,548 stock units, for a total of 7,644 stock units. These stock units, which equal $150,000 divided by the initial public offering price of $25.00 per share and on a pro rata basis relating to the period from the closing of the offering through the anticipated date of our first annual meeting of stockholders, vests on the day immediately preceding our annual meeting of the Company’s stockholders. The compensation expense related to this grant for 2004 (in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employers, as interpreted), did not have a significant effect on operations.

   15. Reportable Segments

     The Company’s operations are classified into four reportable business segments: Airport Services Business- Atlantic, Airport Services Business- AvPorts, Airport Parking Business, and District Energy Business. All of the business segments are managed separately.

     The reportable segments of Airport Services Business- Atlantic and Airport Services Business- AvPorts principally derive income from fuel sales and from airport services. Airport services revenue includes management fees, de-icing services, and other related airport services. All of the revenues of the airport services businesses are derived in the United States. The Atlantic business operates 10 FBOs and the AvPorts business operates 5 FBOs , 1 heliport and manages 5 airports under management contracts.

     The revenues from the Airport Parking Business reportable segment are included in service revenues and primarily consist of off-site airport parking services, transportation services and airport related hotel transportation services. The Company operates or leases 24 off-airport parking locations located in California, Arizona, Colorado, Texas, Georgia, Tennessee, Missouri, Pennsylvania, Connecticut, New York, New Jersey and Illinois.

     The revenues from the District Energy Business reportable segment are included in service revenues and financing and equipment lease income. Included in service revenues are capacity charge revenues which relate to monthly fixed contract charges, and consumption revenues which relate to contractual rates applied to actual usage. Financing and equipment lease income relate to direct financing lease transactions and equipment leases to the Company’s various customers. The Company provides such services to buildings throughout greater Chicago area and services to a hotel located in Las Vegas, Nevada.

     Selected information by reportable segment is presented in the following tables (in thousands):

     Revenue from external customers for the Company’s segments from date of acquisition to December 31, 2004 are as follows:

			Airport	District
	Atlantic	AvPorts	Parking	Energy	Total

Revenue from Product Sales
Fuel sales	$1,255	$426	$ —	$ —	$1,681

	1,255	426	—	—	1,681

Service Revenue
De-icing revenue	—	182	—	—	182
Other services	476	298	—	11	785
Capacity revenue	—	—	—	399	399
Consumption revenue	—	—	—	190	190
Parking services	—	—	1,701	—	1,701

	476	480	1,701	600	3,257

Financing and Lease Income
Financing and equipment lease	—	—	—	126	126

	—	—	—	126	126

Total Revenue	$1,731	$906	$1,701	$726	$5,064

Financial data by reportable business segments are as follows (in thousands):

	From the date of acquisition to
	December 31, 2004			December 31, 2004
				Property,
	Segment	Interest	Depreciation/	Equipment, Land and	Total	Capital
	Profit(1)	Expense	Amortization(2)	Leasehold Improvements	Assets	Expenditures

Airport Services - Atlantic	$1,056	$180	$284	$ 45,657	$318,590	$818
Airport Services - AvPorts	565	74	79	20,385	91,714	—
Airport Parking	697	206	55	67,018	205,185	—
District Energy	201	207	38	151,684	254,013	74

Total	$2,519	$667	$456	$284,744	$869,502	$892

The above table does not include financial data for our equity and cost investments.

(1) Segment profit includes revenues less cost of sales. For the Airport Parking and District Energy businesses, depreciation of $55 and $140 respectively, are included in cost of sales.

(2) Includes depreciation of property, plant and equipment and amortization of intangibles. Amounts also include depreciation charges for Airport Parking and District Energy business.

Reconciliation of total reportable segment assets to consolidated total assets at December 31, 2004 (in thousands):

Total reportable segments	$869,502
Equity and cost investments:
Macquarie Yorkshire LLC	103,076
South East Water LLC	39,369
Communications Infrastructure LLC	73,006
Corporate - Macquarie Infrastructure Company LLC	372,006
Less: Consolidation entries	(248,472)

Total consolidated assets	$1,208,487

Reconciliation of reportable segment profit to consolidated loss before income taxes and minority interests for the period April 13, 2004 to December 31, 2004 (in thousands):

Total reportable segments	$2,519

Selling, general and administrative	(7,953)
Fees to manager	(12,360)
Depreciation and amortization	(456)

(18,250)
Other income	678

Total consolidated loss before income taxes and minority interests	$(17,572)

   16. Related Party Transactions

Management Services Agreement with Macquarie Infrastructure Management (USA) Inc. (“MIMUSA”)

     The Company entered into a management services agreement (“Management Agreement”) with MIMUSA effective December 16, 2004 pursuant to which MIMUSA manages the Company’s day-to-day operations and oversight of the management teams of our operating businesses. In addition, MIMUSA has seconded a chief executive officer and a chief financial officer to the Company and makes other personnel available as required.

     In accordance with the Management Agreement, MIMUSA is entitled to a base management fee based primarily on our market capitalization. In addition, in order to provide an incentive to MIMUSA to maximize stockholder returns, we have agreed to pay performance fees equal to 20% of the outperformance, if any, of quarterly total returns to our stockholders compared to a benchmark index, provided that total stockholder returns for the quarter are positive. For the fiscal quarter ended December 31, 2004, a base management fee of approximately $271,000 and a performance fee of $12.1 million were payable to MIMUSA. These amounts are included as due to manager in the accompanying consolidated balance sheet at December 31, 2004.

     MIMUSA has agreed to reinvest 100% of the above-mentioned performance fee in company stock with the reinvestment price to be set using the volume weighted average trading price of company stock over the 15 trading days commencing on the third trading day after the date of the December 31, 2004 earnings release by the Company.

     MIMUSA is not entitled to any other compensation and all costs incurred by MIMUSA including compensation of seconded staff, are paid out of its management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries and investments, income taxes, audit and legal fees, and acquisitions and dispositions and its compliance with applicable laws and regulations.

     In addition, for services rendered in preparing the Trust and Company for the IPO, MIMUSA was paid a structuring fee in December 2004 of $8 million. This amount has been recorded as a reduction to paid in capital to the accompanying consolidated balance sheet at December 31, 2004. Furthermore, MIMUSA was reimbursed for certain direct pre-IPO costs totaling $4.3 million. These amounts have been recorded as expenses or capitalized and included as acquisition costs to our business acquisitions.

     MIMUSA acquired 2,000,000 shares of company stock concurrently with the closing of the initial public offering with an aggregate purchase price of $50 million, at a purchase price per share equal to the initial public offering price of $25. Pursuant to the terms of the Management Agreement, MIMUSA may sell up to 30% of these shares at any time. At any time from and after December 21, 2005, (being the first anniversary of the IPO closing) MIMUSA may sell up to a further 35% of these shares and may sell the balance at any time from and after December 21, 2007 (being the third anniversary of the IPO closing).

Advisory and Other Services from the Macquarie Group

     The Macquarie Group has provided various advisory services and has incurred expenses in connection with the Company’s acquisitions and underlying debt associated with the businesses. In addition, the Company has incurred “capital charges” in relation to the businesses and investments acquired from the Macquarie Group or investment vehicles managed but not controlled by the Macquarie Group, defined as the required return on equity by the Macquarie Group in anticipation of the IPO offering. The advisory fees and the capital charges relating to the acquisitions have been capitalized and are included as part of the purchase price of the acquisitions. Further details on these amounts are contained in Notes 3 and 21. The debt arranging fees have been deferred and are amortized over the life of the relevant debt facilities. Further details on these amounts are contained in Notes 11 and 21.

Other Related Party Transactions

a.	The Macquarie Group has extended a loan to a subsidiary within our group. Details on this loan are disclosed in Note 11.

b.	Macquarie Holdings (USA) Inc. (“MHUSA”) is an indirect wholly owned subsidiary of Macquarie Bank Limited. We paid $219,000 to MHUSA as reimbursement for out-of-pocket expenses in relation to NACH and MDEH.

c.	Macquarie Securities (USA) Inc. (“MSUSA”) is another indirect wholly owned subsidiary of Macquarie Bank Limited, and acted as one of the underwriters for our IPO. MSUSA is expecting a fee of $3.2 million from the lead underwriter.

   17. Income Taxes

     Macquarie Infrastructure Company Trust will be classified as a grantor trust for U.S. federal income tax purposes and therefore, will not be subject to income taxes. Accordingly, the Trust stockholders should include their pro rata portion of the Trust’s income or loss in their respective federal and state income tax returns. In addition, Macquarie Infrastructure Company LLC will be treated as a partnership for U.S. federal income tax purposes and will not be subject to income taxes.

     MIC Inc. and its wholly owned subsidiaries are subject to federal and state income taxes.

     Components of MIC Inc.’s income tax expense (benefit) are as follows (in thousands):

April 13, 2004
(inception) through
December 31, 2004
Current taxes:
Federal	$—
State	15

Total current taxes	15

Deferred tax benefit:
Federal	(4,268)
State	(32)
Valuation allowance	4,285

Total tax expense (benefit)	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 are presented below (in thousands):

December 31, 2004
Deferred tax assets:
Net operating loss carryforwards	$10,056
Capital loss carryforwards	4,885
Asset basis differences, primarily equipment leases	30,771
Intangible assets	3,909
Deferred revenue	920
Accrued compensation	638
Accrued expenses	1,080
Asset retirement obligations	1,131
Other	2,114

Total gross deferred tax assets	55,504

Less: Valuation allowance	(11,310)

Net deferred tax assets after valuation allowance	44,194

Deferred tax liabilities:
Intangible assets	(74,115)
Property and equipment	(89,187)
Prepaid expenses	(1,312)
Other	(1,557)

Total deferred tax liabilities	(166,171)

Net deferred tax liability	$(121,977)

     At December 31, 2004, MIC, Inc. has net operating loss carryforwards for federal income tax purposes of approximately $27 million which is available to offset future taxable income, if any, through 2024. Approximately $11 million of these net operating losses will be limited, on an annual basis, due to the change of control of the respective subsidiaries in which such losses were incurred.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to the expiration of the net operating loss carry forwards expiring through 2024. Due to the lack of operating history of the Company, we have applied a valuation reserve on a portion of the deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

     The Company has approximately $122 million in net deferred tax liabilities. A significant portion of the Company’s deferred tax liabilities relate to tax basis temporary differences of both intangible assets and property and equipment. For financial accounting purposes we recorded the acquisitions of our consolidated businesses under the purchase method of accounting and accordingly recognized a significant increase to the value of the intangible assets and to property and equipment. For tax purposes we assumed the existing tax basis of the acquired businesses. To reflect the increase in the financial accounting basis of the assets acquired over the carryover income tax basis, a deferred tax liability was recorded. The liability will reduce in future periods as these temporary differences reverse.

     A reconciliation of the reported income tax expense to the amount that would result by applying the U.S. federal tax rate to the reported net losses is as follows (in thousands):

April 13, 2004
(inception)
through
December 31,
2004
Tax expense (benefit) at U.S. statutory rate	$(6,150)
Effect of permanent differences	4
State income taxes, net of federal benefit	(11)
Tax effect of flow- through entities	1,872
Change in valuation allowance	4,285

Total	$—

   18. Leases

     The Company leases land, buildings, office space and certain office equipment under noncancellable operating lease agreements that expire through April 2031.

     Future minimum rental commitments at December 31, 2004 are as follows (in thousands):

2005	$17,157
2006	15,928
2007	15,102
2008	15,097
2009	14,989
Thereafter	250,654

$328,927

     Rent expense under all operating leases for the period ended December 31, 2004 was $417,000.

   19. Employee Benefit Plans

     The subsidiaries of MIC Inc. maintain defined contribution plans allowing eligible employees to contribute a percentage of their annual compensation up to an annual amount as set by the Internal Revenue Service. The employer contribution to these plans ranges from 0% to 6% of eligible compensation. For the period December 23 through December 31, 2004, contributions of approximately $4,000 were made.

     The NACH subsidiary also sponsors a retiree medical and life insurance plan available to certain employees for Atlantic Aviation. Currently, the plan is funded as required to pay benefits, and at December 31, 2004, the plan had no assets. The Company accounts for postretirement healthcare and life insurance benefits in accordance with FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This Statement requires the accrual of the cost of providing postretirement benefits during the active service period of the employee. The accumulated benefit obligation at December 31, 2004, using an assumed discount rate of 5.75%, was approximately $700,000. There have been no changes in plan provisions during 2004. Estimated contributions by Atlantic Aviation in 2005 should approximate $156,000.

   20. Legal Proceedings and Contingencies

     The subsidiaries of MIC Inc. are subject to legal actions arising in the ordinary course of business. In management’s opinion, the company has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions, and does not believe any settlement would be material to the company’s financial position or results of operations.

     On or about May 15, 2002, the families of two pilots killed in a plane crash in 2000 filed complaints in New York County Supreme Court against a number of parties including EAS, and a formerly owned subsidiary, MillionAir Interlink, Inc., or MillionAir Interlink, asserting claims for punitive damages, wrongful death and pain and suffering. The plaintiffs are each seeking $100 million in punitive damages, $100 million for wrongful death and $5 million for pain and suffering. The plaintiffs’ claim arises out of the facts surrounding a plane crash allegedly caused by one of the aircraft’s engines losing power, which caused the plane to crash, killing all on board. The engine lost power as a result of fuel starvation. The plaintiffs allege this was caused by insufficient fuel or design fault. The plane had last been refueled prior to the accident at EAS’ Farmingdale FBO operated by Flightways of Long Island, Inc., or Flightways, on the day of the accident.

     EAS and MillionAir Interlink moved to dismiss the complaints for lack of jurisdiction because Flightways, rather than EAS or MillionAir Interlink, was the entity that operated the Farmingdale FBO and that employed the person who refueled the plane in question. The court denied the motion, permitting discovery to go forward on the jurisdictional issues, and with leave for the defendants to re-file the motion if discovery warranted doing so. Flightways was added as a defendant. USAIG, the insurer of Flightways under the primary insurance policy, has assumed the defense on behalf of the three defendants, has denied any liability, and is vigorously contesting the claims made. Discovery is proceeding, though not much has been taken in the cases thus far. EAS believes that the risk of a judgment by the court against it for an amount of damages approaching the amounts claimed by the plaintiffs is unlikely. In addition, liability insurance for an amount of up to $50 million is available in the event Flightways is found liable and liability insurance for an amount of up to $1 million to each of EAS and MillionAir Interlink in the event either or both companies are found liable. The sale and purchase agreement with the Company provides for an indemnity of $20 million, which would be available in the event of a judgment against any of the defendants. However, there is no assurance EAS’ selling stockholders will have sufficient resources to meet their indemnity obligation in the event the Company seeks to claim an amount pursuant to this indemnification provision. The Company believes it is unlikely that a judgment for damages against it will be in excess of the indemnity or the insurance coverage available or both.

     MDEH has been in discussions with the City of Chicago of their intent to exercise its early buyout option with respect to Plant 6, which supplies heating and cooling services to a facility in Illinois. MDEH would receive approximately $11 million from the buyout all of which would be used to pay down debt. MDEH may be obliged to continue operating the facility on behalf of the City of Chicago. MDEH is reviewing its obligations under the early buyout option to determine what impact the buyout would have on its ongoing operations.

     Laws and regulations relating to environmental matters may affect the operations of the Company. The Company believes that its policies and procedures with regard to environmental matters are adequate to prevent unreasonable risk of environmental damage and related financial liability. Some risk of environmental and other damage is, however, inherent in particular operations of the Company. The Company maintains adequate levels of insurance coverage with respect to environmental matters. As of December 31, 2004, management does not believe that environmental matters will have a significant effect on the Company’s operations.

  21. Subsequent Events

     On January 14, 2005, NACH acquired all of the membership interests in General Aviation Holdings, LLC (“GAH”), which, through its subsidiaries, operates two FBOs in California, for a purchase price of approximately $49 million with no assumption of debt, and subject to working capital adjustments. NACH funded the acquisition with contributed capital and an expansion of its Class A Note to $29.6 million and Class B Note to $130.9 million. NACH had entered into the membership interest purchase agreement on August 18, 2004.

     Out-of-pocket acquisition expenses of $425,000 were paid to MSUSA in December 2004 in connection with the acquisition of GAH by NACH and are included in other current assets in the accompanying consolidated balance sheet at December 31, 2004. In January 2005, when the GAH acquisition closed, financial advisory and facility fees of $2 million, additional out-of-pocket expenses of $16,000 and debt arranging fees of $160,000 were paid to MSUSA.

     On February 28, 2005, Rohan Foster and Margaret Foster filed a complaint in the Supreme Court of New Jersey, Passaic County, naming several defendants, including Atlantic Aviation Services, Inc. and Avports, Inc., based on injuries they allegedly suffered when a Challenger CL-600 aircraft failed to ascend during take off from the Teterboro Airport and ran off of the runway, the airport grounds, onto and across a public highway. The complaint alleges, among other things, negligence in the maintenance and control of the aircraft and maintenance, operation, management and control of the airport, and seeks an unspecified amount of compensatory and special damages. Although it is not possible to predict the outcome of the litigation at this early stage due to the many uncertainties that exist, the company believes it has a strong defense. Atlantic did not service the aircraft in question. AvPorts, which manages the Teterboro Airport, received a verbal briefing, following a post-incident visual inspection of the runway by it and the FAA, to the effect that there was no evidence to suggest that pavement surface or any other condition at the airport was a contributing factor.

NORTH AMERICA CAPITAL HOLDING COMPANY
(Successor to Executive Air Support, Inc.)

Consolidated Financial Statements

Periods January 1 through July 29, 2004,
July 30, 2004 through December 22, 2004, and
the twelve months ended December 31, 2003 and 2002

(With Report of Independent Registered Public Accounting Firm Thereon)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
North America Capital Holding Company:

We have audited the accompanying consolidated balance sheet of North America Capital Holding Company (the Company), (Successor to Executive Air Support, Inc. or EAS), a Delaware corporation, and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for the periods January 1, 2004 through July 29, 2004, July 30, 2004 through December 22, 2004, and for each of the years in the two-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of North America Capital Holding Company and subsidiaries as of December 31, 2003, and consolidated results of their operations and their cash flows for the periods January 1, 2004 through July 29, 2004, July 30, 2004 through December 22, 2004, and for each of the years in the two-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2 to the consolidated financial statements, on January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets.

Dallas, Texas

March 22, 2005
/s/ KPMG LLP

NORTH AMERICA CAPITAL HOLDING COMPANY
(Successor to Executive Air Support, Inc.)
Consolidated Balance Sheet

Executive Air
Support, Inc.

December 31,
2003

(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$2,438
Accounts receivable, net of allowance for doubtful accounts of $220	3,026
Inventories	615
Prepaid expenses and other	1,678
Deferred income taxes	2,351

Total current assets	10,108
Property and equipment, net	36,963
Goodwill	33,222
Contract rights and other intangibles, net	52,524
Deferred financing costs, net	1,348
Other	1,045

Total other assets	88,139

Total assets	$135,210

Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,399
Income taxes	814
Accrued payroll and payroll related	749
Accrued interest	280
Environmental	638
Other	333
State and local taxes	328
Accrued insurance	500
Current maturities of long-term debt	6,808
Customer deposits and deferred hangar rentals	1,042
Liabilities from discontinued operations	380

Total current liabilities	15,271
Deferred income taxes	22,866
Long-term debt, net of current maturities	15,610
Long-term debt, related parties	17,167
Other	4,455

Total liabilities	75,369

Redeemable convertible preferred stock	64,099
Stockholders’ deficit:
Common stock, $0.01 par value. Authorized 30,000,000; issued and outstanding 1,895,684	19
Paid in capital	195
Accumulated other comprehensive loss, net of income tax	(685)
Accumulated deficit	(3,787)

Total stockholders’ deficit	(4,258)

Total liabilities and stockholders’ deficit	$135,210

See accompanying notes to consolidated financial statements.

NORTH AMERICA CAPITAL HOLDING COMPANY
(Successor to Executive Air Support, Inc.)
Consolidated Statements of Operations
(Dollars in thousands)

	North America
	Capital
	Holding Company	Executive Air Support, Inc.

	July 30, 2004	January 1,	Twelve	Twelve
	through	2004	Months Ended	Months Ended
	December 22,	through	December 31,	December 31,
	2004	July 29, 2004	2003	2002

Fuel revenue	$29,465	$41,146	$57,129	$49,893
Service revenue	9,839	14,616	20,720	18,698

Total revenue	39,304	55,762	77,849	68,591
Cost of revenue — fuel	16,599	21,068	27,003	22,186
Cost of revenue — service	849	1,428	1,961	1,907

Gross profit	21,856	33,266	48,885	44,498
Selling, general, and administrative expenses	13,942	22,378	29,159	27,795
Depreciation	1,287	1,377	2,126	1,852
Amortization	2,329	849	1,395	1,471

Operating profit	4,298	8,662	16,205	13,380
Other income (expense):
Other income/(expense)	(39)	(5,135)	(1,219)	—
Finance fees	(6,650)	—	—	—
Interest expense	(2,907)	(4,655)	(4,820)	(5,351)
Interest income	28	17	71	63

Income (loss) from continuing operations before income taxes	(5,270)	(1,111)	10,237	8,092
Income taxes	286	(597)	4,192	3,150

Income (loss) from continuing operations	(5,556)	(514)	6,045	4,942

Discontinued operations:
Net income from operations of discontinued operations (net of applicable tax provision (benefit) of $80, ($194), $81, and $130, respectively)	116	159	121	197
Loss on disposal of discontinued operations (net of applicable income tax provision (benefit) of $0, $0, ($289), and $472, respectively)	—	—	(435)	(11,620)

Net income (loss) from discontinued operations	116	159	(314)	(11,423)

Net income (loss)	$(5,440)	$(355)	$5,731	$(6,481)

Net income (loss) applicable to common stockholders:
Net income (loss)	$(5,440)	(355)	5,731	(6,481)
Less preferred stock dividends	—	3,102	5,360	5,360

Net income (loss) applicable to common stockholders	$(5,440)	$(3,457)	$371	$(11,841)

See accompanying notes to consolidated financial statements.

NORTH AMERICA CAPITAL HOLDING COMPANY
(Successor to Executive Air Support, Inc.)
Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)
(Dollars in thousands)

					Accumulated	Total
					other	stockholders’
			Paid in	Accumulated	comprehensive	equity
	Shares	Par value	capital	deficit	income (loss)	(deficit)

Executive Air Support, Inc.
Balance, December 31, 2001	1,895,684	$19	$195	$(3,037)	$(387)	$(3,210)
Net loss	—	—	—	(6,481)	—	(6,481)
Interest rate swap agreement net of tax benefit of $360	—	—	—	—	(540)	(540)

Comprehensive loss						(7,021)

Balance, December 31, 2002	1,895,684	19	195	(9,518)	(927)	(10,231)
Net Income	—	—	—	5,731	—	5,731
Interest rate swap agreement net of tax provision of $162	—	—	—	—	242	242

Comprehensive income						5,973

Balance, December 31, 2003	1,895,684	19	195	(3,787)	(685)	(4,258)
Net loss, period January 1, 2004, through July 29, 2004	—	—	—	(355)	—	(355)
Interest rate swap agreement, net of tax provision of $189	—	—	—	—	283	283
Reclassification adjustment for realized loss on interest rate swap included in net loss, net of tax benefit of $268	—	—	—	—	402	402

Comprehensive income						330

Tax benefit from exercise of stock options	—	—	1,781	—	—	1,781
Elimination of stockholders’ equity (deficit) balances upon acquisition of Executive Air Support, Inc. by North America Capital Holding Company	(1,895,684)	(19)	(1,976)	4,142	—	2,147

Adjusted balance, July 29, 2004	—	$—	$—	$—	$—	$—

North America Capital Holding Company
Issuance of common stock	544,273	$5	$108,830	$—	$—	$108,835
Net loss, period July 30, 2004 through December 22, 2004	—	—	—	(5,440)	—	(5,440)
Interest rate swap agreement, net of tax provision of $28	—	—	—	—	41	41

Comprehensive loss						(5,399)

Balance, December 22, 2004	544,273	$5	$108,830	$(5,440)	$41	$103,436

See accompanying notes to consolidated financial statements.

NORTH AMERICA CAPITAL HOLDING COMPANY
(Successor to Executive Air Support, Inc.)
Consolidated Statements of Cash Flows
(Dollars in thousands)

	North America
	Capital Holding Company	Executive Air Support, Inc.

	July 30, 2004	January 1,	12-Month	12-Month
	through	2004	Period Ended	Period Ended
	December 22,	through	December 31,	December 31,
	2004	July 29, 2004	2003	2002

Cash flows from operating activities:
Net (loss) income	$(5,440)	(355)	5,731	(6,481)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Fair value adjustment for outstanding warrant liability	—	5,280	1,219	—
Impairment of goodwill and intangible assets	—	—	—	10,897
Depreciation and amortization	3,616	2,226	3,521	3,323
Noncash interest expense and other	(240)	2,760	1,032	774
Deferred income taxes	(954)	(953)	568	2,820
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(304)	(127)	(822)	1,074
Inventories	(447)	3	(122)	(239)
Prepaid expenses and other	(659)	1,049	1,146	(792)
Liabilities from discontinued operations	(177)	(131)	—	—
Accounts payable	1,575	572	2,382	(3,192)
Accrued payroll, payroll related, environmental, interest, & other	1,007	191	(4,685)	389
Customer deposits and deferred hangar rent	20	24	1	535
Receivable from related party	301	(734)	—	—
Income taxes	1,125	(2,048)	(160)	500

Net cash (used in) provided by operating activities	(577)	7,757	9,811	9,608

Cash flows from investing activities:
Purchase of Executive Air Support, net of cash acquired	(218,544)	—	—	—
Funds received on July 29, 2004 for option and warrant payments made on July 30, 2004	(6,015)	6,015	—	—
Purchase of General Aviation, net of cash acquired	—	—	(3,341)	—
Proceeds from sale of Flight Services and Interlink	—	—	2,000	1,250
Capital expenditures	(3,198)	(3,049)	(3,245)	(3,973)
Collections on note receivable from sale of division	47	45	22	34
Other	(435)	—	(84)	(98)

Net cash (used in) provided by investing activities	(228,145)	3,011	(4,648)	(2,787)

Cash flows from financing activities:
Proceeds from issuance of common stock	108,835	—	—	—
Proceeds from issuance of redeemable preferred stock	1,023	—	—	—
Proceeds from debt	130,000	—	—	—
Deferred financing costs	(4,014)	—	—	—
Restricted cash	(3,856)	—	—	—
Repayment of short-term note	—	(2,354)	—	—
Payments on capital lease obligations	(145)	(325)	(220)	—
Borrowings under revolving credit agreement	—	—	1,000	2,500
Payments under revolving credit agreement	—	(1,000)	—	(3,500)
Repayment on subordinated debt	—	(17,850)	—	—
Repayments of borrowings under bank term loans	—	(17,753)	(6,736)	(4,012)
Purchase of common stock warrants	—	(7,525)	—	—
Termination of interest rate swap	—	(670)	—	—
Deemed capital contribution from parent company for debt and warrant payments	—	41,736	—	—

Net cash provided by (used in) financing activities	231,843	(5,741)	(5,956)	(5,012)

Net change in cash and cash equivalents	3,121	5,027	(793)	1,809
Cash and cash equivalents at beginning of period	—	2,438	3,231	1,422

Cash and cash equivalents at end of period	$3,121	7,465	2,438	3,231

Non-cash investing and financing transactions:
Note receivable from sale of subsidiary	$—	$—	$500	$500
Issuance of note payable in connection with acquisition	—	—	2,400	—
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,447	$2,550	$4,234	$4,423
Income taxes	134	2,601	3,740	1,080
See accompanying notes to consolidated financial statements.

NORTH AMERICA CAPITAL HOLDING COMPANY
(Successor to Executive Air Support, Inc.)

Notes to Consolidated Financial Statements

December 22, 2004, December 31, 2003 and 2002

(1)	Basis of Presentation

The consolidated financial statements of North America Capital Holding Company (the Company or NACH) for the period from January 1, 2004 to July 29, 2004 and for the twelve months ended December 31, 2003 and 2002 represent the results of operations of Executive Air Support, Inc. (EAS) as the predecessor company. The consolidated financial statements for the period from July 30, 2004 through December 22, 2004 reflect the acquisition of EAS and subsequent acquisition of the Company by Macquarie Infrastructure Company Inc. (MIC), as described in note 4 – Business Combination. The acquisition has been accounted for using the purchase method of accounting as prescribed in SFAS No. 141, Business Combinations (SFAS No. 141). In accordance with SFAS No. 141, the purchase price has been allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. Fair values were determined principally by independent third-party appraisals and supported by internal studies. See note 4 – Business Combination for details of the purchase price allocation.

(2)	The Company and Corporate Restructuring

The Company, a Delaware corporation, was formed on June 2, 2004 for the purpose of acquiring the aircraft service and support operations of EAS, a Delaware corporation, and subsidiaries. Effective with the closing of the acquisition of EAS on July 29, 2004, the Company and its subsidiaries are engaged primarily in the aircraft service and support business. The Company currently operates ten fixed base operation (FBO) sites at airports throughout the United States and its activities consist of fueling, hangar leasing, and related services. Prior to July 30, 2004, the Company itself had no significant operations. See notes 15 and 16 for acquisition descriptions.

Upon the closing of the July 29, 2004 transaction, the Company succeeded EAS, and the historical financial information contained herein reflects EAS’ status as the predecessor.

On October 12, 2004, MIC, a wholly owned indirect subsidiary of Macquarie Infrastructure Company Trust, entered into a second amended and restated stock purchase agreement with Macquarie Investment Holdings Inc., a wholly owned indirect subsidiary of Macquarie Bank Limited, to acquire 100% of the ordinary shares in NACH. The closing date for the acquisition was December 22, 2004 and resulted in a purchase price of $118.2 million. The $130 million of senior debt, with recourse only to the Company and its subsidiaries, that the Company incurred to partially finance the acquisition of EAS remains in place after the acquisition of the Company.

Pursuant to a stock purchase agreement, entered into by Macquarie Investment Holdings Inc. on April 28, 2004, and subsequently assigned to the Company, the Company acquired 100% of the shares of EAS for $223.1 million, which includes capital expenditure and working capital adjustments of $4.6 million, estimated acquisition costs of $2 million, and $500,000 of assumed debt. Cash acquired at acquisition was $7.5 million. Additional costs of acquisition totaling $3 million were capitalized subsequent to the acquisition date. The Company incurred fees and other expenses of approximately $10.3 million paid to the Macquarie Group in connection with the completion of the acquisition and debt arranging services on the bridge debt put in place to fund the acquisition. Of these fees, $3 million was capitalized to the cost of the investment in EAS (in December 2004), $650,000 was deferred as financing costs and will be amortized over the life of the debt facility and $6.7 million was included as an expense in the Company’s statement of operations.

NORTH AMERICA CAPITAL HOLDING COMPANY
(Successor to Executive Air Support, Inc.)

Notes to Consolidated Financial Statements

December 22, 2004, December 31, 2003 and 2002

The stock purchase agreement relating to EAS includes an indemnity from the selling shareholders for breaches of representations and warranties that is limited to $20 million, except for breaches of representations and warranties regarding title, capitalization, taxes and any claims based on fraud, willful misconduct or intentional misrepresentation, for which the maximum amount payable in respect thereof is an amount equal to the purchase price.

(3)	Summary of Significant Accounting Policies

(a)	Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions are eliminated in consolidation.

(b)	Revenue Recognition

In accordance with Staff Accounting Bulletin 104, Revenue Recognition, the Company recognizes fuel and service revenue when: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed and determinable, and collectibility is reasonably assured. In addition, all sales incentives received by customers on fuel purchases under the Company’s Atlantic Awards program are recognized as a reduction of revenue during the period incurred.

Service revenues include certain fueling fees. The Company receives a fueling fee for fueling certain carriers with fuel owned by such carriers. In accordance with Emerging Issues Task Force (EITF) Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, revenue from these transactions is recorded based on the service fee earned and does not include the cost of the carriers’ fuel.

(c)	Accounting Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses. Actual results could differ from these estimates.

(d)	Cash and Cash Equivalents

Cash and cash equivalents includes cash and highly liquid investments with original maturity dates of 90 days or less.

NORTH AMERICA CAPITAL HOLDING COMPANY
(Successor to Executive Air Support, Inc.)

Notes to Consolidated Financial Statements

December 22, 2004, December 31, 2003 and 2002

(e)	Accounts Receivable

Accounts receivable consists primarily of amounts due from corporations and individuals and has been shown net of an allowance for doubtful accounts of $220 as of December 31, 2003.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the Company’s large number of customers and the diverse industries which they represent. As of December 31, 2003, the Company had no significant concentrations of credit risk. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

(f)	Property and Equipment

Property and equipment in the accompanying consolidated balance sheets are stated at cost, net of accumulated depreciation and amortization. For financial reporting purposes, depreciation of machinery and equipment is computed on the straight-line method over the estimated service lives of the respective property, which vary from 5 to 10 years. The cost of leasehold improvements is amortized, on a straight-line basis, over the shorter of the estimated service life of the improvement and the respective term of the lease, generally 20 years. Expenditures for renewals and betterments are capitalized, and expenditures for maintenance and repairs are charged to expense as incurred.

(g)	Income Taxes

The Company accounts for income taxes using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are provided for the deferred tax assets when realization of the assets is not reasonably assured.

(h)	Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite-lived intangible assets are not amortized, but are reviewed annually at the end of the Company’s fiscal year for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired).

On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result of these periodic reviews, there have been no adjustments to the carrying value of intangible assets or goodwill except for the impairment of goodwill related to the sale of the Flight Services division (note 14).

NORTH AMERICA CAPITAL HOLDING COMPANY
(Successor to Executive Air Support, Inc.)

Notes to Consolidated Financial Statements

December 22, 2004, December 31, 2003 and 2002

In conjunction with the adoption of SFAS No. 142, the Company re-evaluated the estimated useful lives of its intangible assets and determined that the useful life of the Atlantic Aviation trade name is indefinite and that the useful life of its intangible assets that represent rights to operate at the respective airports should be increased from 20 years to the lower of the life of the lease or 40 years. The effect of these changes in estimates was a reduction of 2002 amortization expense of approximately $1.5 million.

The changes in the carrying value of goodwill for the years ended December 31, 2003 and 2002 are as follows (in thousands):

Balance, December 31, 2001	$40,547
Goodwill from discontinued operations	(10,554)
Other	3,229

Balance, December 31, 2002	33,222

Goodwill from discontinued operations	—
Other	—

Balance, December 31, 2003	$33,222

               Intangible assets as of December 31, 2003 are as follows (in thousands):

Executive Air Support, Inc.
	2003
		Gross		Net
Amortized	Useful life	carrying	Accumulated	intangible
intangible assets	(years)	amount	amortization	assets
Airport lease rights	40	$50,930	5,208	45,722
Customer relationships	13	1,739	424	1,315
Tradename	Indefinite	5,794	307	5,487

Total		$58,463	5,939	52,524

Amortization expense related to intangible assets totaled $0.8, $2.3, $1.4 and $1.5 million for the periods January 1, 2004 through July 29, 2004, July 30, 2004 through December 22, 2004 and for the years ended December 31, 2003 and 2002, respectively.

(i)	Accounting for Stock-Based Employee Compensation Arrangements

The Company applies the intrinsic value-based method of accounting for stock-based employee compensation arrangements. No stock option based employee compensation costs are reflected in the Company’s net income (loss), as all options granted had an exercise price greater than the market value of the Company’s underlying common stock at the date of grant. Had the Company elected to recognize compensation cost based on the fair value of the stock options at the date of grant under SFAS No. 123, such compensation expense would have been insignificant. These options were exercised and redeemed upon acquisition of EAS by the Company on July 29, 2004.

NORTH AMERICA CAPITAL HOLDING COMPANY
(Successor to Executive Air Support, Inc.)

Notes to Consolidated Financial Statements

December 22, 2004, December 31, 2003 and 2002

(j)	Derivative Financial Instruments

The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, at the beginning of its fiscal year 2001. The standard requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the statement of operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s changes in fair value will be immediately recognized in earnings.

(k)	New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which addresses the consolidation by business enterprises of variable interest entities. This provision had no impact on the consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This provision had no impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This provision had no impact on the Company’s consolidated financial statements.

In December 2003, FASB issued SFAS No. 132 (revised), Employers’ Disclosures about Pensions and Other Postretirement Benefits. Statement No. 132 (revised) prescribes employers’ disclosures about pension plans and other post retirement benefit plans; it does not change the measurement or recognition of those plans. The statement retains and revises the disclosure requirements contained in the original Statement No. 132. It also requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. See note 8 for revised requirements applicable to the Company for the period from January 1, 2004 through December 22, 2004 and year ended December 31, 2003.

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. This Statement is a revision to Statement 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. For nonpublic companies, this Statement will require measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock options. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. This Statement will be effective for the Company as of July 1, 2005.

NORTH AMERICA CAPITAL HOLDING COMPANY
(Successor to Executive Air Support, Inc.)

Notes to Consolidated Financial Statements

December 22, 2004, December 31, 2003 and 2002

In December 2004, the FASB issued Statement No.151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under this Statement, such items will be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement will be effective for the Company for inventory costs incurred on or after January 1, 2006.

In December 2004, the FASB issued Statement No. 153, Exchanges of Non-Monetary Assets, which eliminates an exception in APB 29 for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This Statement will be effective for the Company for nonmonetary asset exchanges occurring on or after January 1, 2006.

(l)	Fair Market Value of Financial Instruments

The carrying amount reported for long-term debt approximates fair value because the underlying instruments are at rates similar to current rates offered to the Company for debt with the same remaining maturities. The carrying value of the Company’s trade and other receivables and accounts payable approximate fair value due to their short-term maturities.

(m)	Reclassifications

Certain amounts reported in the 2003 and 2002 consolidated financial statements have been reclassified to conform to the 2004 presentation.

(n)	Impairment of Long-Lived Assets

Long-lived assets, including identifiable intangible assets, except goodwill and indefinite lived assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(o)	Impairment of Goodwill

Goodwill is considered impaired when the carrying amount of goodwill exceeds its implied fair value, as determined under a two-step approach. The first step is to determine the estimated fair value of goodwill. The Company estimates the fair value by estimating the present value of future cash flows. If the recorded net assets are less than the estimated fair value, then no impairment is indicated. If the recorded net assets exceed its estimated fair value, then goodwill is assumed to be impaired and a second step is performed. In the second step, the implied fair value of the goodwill is determined by deducting the estimated fair value of all tangible and identifiable intangible net assets from the estimated fair value. If the recorded amount of goodwill exceeds this implied fair value, an impairment charge is recorded for the excess.

NORTH AMERICA CAPITAL HOLDING COMPANY
(Successor to Executive Air Support, Inc.)

Notes to Consolidated Financial Statements

December 22, 2004, December 31, 2003 and 2002

(4)	Business Combination

On July 29, 2004, the Company acquired the capital stock of EAS for $223.1 million. The acquisition of EAS enabled the Company to enter the aviation services market as an established competitor with an existing customer base and corporate infrastructure. The acquisition has been accounted for under the purchase method of accounting. As a result of the business combination, the Company succeeded EAS, and the historical financial information presented reflects the results of operations and cash flows of EAS as the predecessor company. The basis for the allocation of the purchase price is described in note 1 – Basis of Presentation.

The acquisition of EAS resulted in the Company assuming the existing income tax bases of the predecessor. In accordance with SFAS No. 141, a deferred tax liability was recorded to reflect the increase in the financial accounting bases of the assets acquired over the carryover income tax bases.

The preliminary allocation of the purchase price on July 29, 2004, including transaction costs, was as follows (in thousands):

Executive Air
Support, Inc.
Net working capital	$1,988
Airport contract rights	132,120
Plant and equipment	42,700
Customer relationships	3,900
Tradename	6,800
Technology (intangible asset)	500
Noncompete agreements	4,310
Other	404
Goodwill	93,205

Total assets acquired	285,927

Long-term liabilities assumed	(1,757)
Deferred income taxes	(61,051)

Net assets acquired	$223,119

The net working capital acquired consisted of cash, accounts receivable, inventories, prepaid expenses, accounts payable, and other current assets and liabilities.

The Company paid more than the fair value of the underlying net assets as a result of the expectation of its ability to earn a higher rate of return from the acquired business than would be expected if those net assets had to be acquired or developed separately (see note 3(h)). The value of the acquired intangible assets was determined by taking into account risks related to the characteristics and applications of the assets, existing and future markets and analyses of expected future cash flows to be generated by the business. The airport contract rights are being amortized on a straight-line basis over their useful lives ranging from 20 to 40 years. The weighted average amortization period of the contractual agreements is approximately 34 years. The Company expects that goodwill recorded will not be deductible for income tax purposes.

The Company allocated $3.9 million of the purchase price, respectively, to customer relationships in accordance with EITF 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination. The Company will amortize the amount allocated to customer relationships over a 5 year period.

NORTH AMERICA CAPITAL HOLDING COMPANY
(Successor to Executive Air Support, Inc.)

Notes to Consolidated Financial Statements

December 22, 2004, December 31, 2003 and 2002

(5) Property and Equipment

     Property and equipment are summarized as follows (in thousands):

Executive Air
Support, Inc.
December 31,
2003
Machinery and equipment	$4,025
Leasehold improvements	38,611

Total property and equipment	42,636

Accumulated depreciation	(5,673)

Property and equipment, net	$36,963

(6) Long-Term Debt

     Long-term debt at December 31, 2003 consists of the following (in thousands):

Executive Air
Support, Inc.
December 31,
2003
Term notes	$17,753
Subordinated debt	17,267
Revolving credit agreement	1,000
Other notes payable	3,565

39,585

Less current portion	(6,808)

$32,777

North America Capital Holding Company

The Company has two term notes. The first term note (Class A Note) is a $25 million note payable to a bank and bears interest at LIBOR, plus a margin of 2.25%. As of December 22, 2004, the outstanding balance of Class A Note was $25 million. Amortization payments for Class A Note begin in December 2007 with quarterly amortization payments required through September 30, 2011, the maturity date of the note.

The second term note (Class B Note) is a $105 million note payable to a bank and bears interest at LIBOR, plus a margin of 3.0%. As of December 22, 2004, the outstanding balance of Class B Note was $105 million. No amortization payments are required for the Class B Note and it also matures on September 30, 2011.

NORTH AMERICA CAPITAL HOLDING COMPANY
(Successor to Executive Air Support, Inc.)

Notes to Consolidated Financial Statements

December 22, 2004, December 31, 2003 and 2002

The Company has a $3 million revolving credit agreement with a bank subject to certain limitations. As of December 22, 2004, there were no borrowings outstanding under the revolving credit agreement and the Company had available borrowing capacity of approximately $2.3 million. Borrowings bear interest, at the Company’s discretion, at LIBOR plus a margin of 2.35% or at a base rate which is the greater of prime rate or federal funds rate, plus a margin of 0.5%. The revolving credit agreement expires on October 15, 2006. The term notes and the revolving credit agreement are secured by substantially all the assets of the Company. The term notes contain customary financial covenants that include maintaining or exceeding certain financial ratios, limitations on sales of assets, limitations on capital expenditures and limitations on additional debt.

Macquarie Bank Limited, a related party, maintains a 40% commitment for both the Class A Note and Class B Note. It is anticipated that this commitment percentage will be reduced following the syndication of the two notes, subsequent to December 22, 2004. See note 10 for related party discussion.

On October 21, 2004, the Company entered into two interest rate swap agreements with a notional amount of $97.5 million in order to mitigate interest rate risk on the term loans. The swap transactions resulted in exchanging a floating rate debt instrument for a fixed rate derivative instrument with rates of 3.35% from October 21, 2004 to September 28, 2007 and 4.57% from September 28, 2007 to October 21, 2009. Under the terms of the agreement, the Company pays interest based on the fixed rate and receives interest based on a floating rate of LIBOR (2.01% at December 22, 2004). In accordance with SFAS No. 133, the Company concluded that the interest rate swap qualified as a cash flow hedge bearing no ineffectiveness at inception. The Company anticipates the hedge to remain perfectly effective on an ongoing basis because the critical terms of the interest rate swap and the hedged debt obligation are expected to coincide throughout the term of the interest rate swap.

Executive Air Support, Inc.

EAS had two term notes. The first term note (Term Note A) was a $20 million note payable to a bank and bore interest at either the bank’s base rate or LIBOR, at EAS’ discretion, and a margin, as defined, which varied from 0.75% to 2.25%, for interest based on the bank’s base rate and from 2.25% to 3.75% for interest based on LIBOR (4.15% at December 31, 2003). As of December 31, 2003, the outstanding balance of Term Note A was $9.4 million.

The second term note (Term Note B) was a $10 million note payable to a bank and bore interest at either the bank’s base rate or LIBOR, at EAS’ discretion and a margin, as defined, which varied from 2.0% to 2.25% for interest based on the bank’s base rate and from 3.5% to 4.0% for interest based on LIBOR (4.65% at December 31, 2003). As of December 31, 2003, the outstanding balance of Term Note B was $8.4 million.

EAS had a $10 million revolving credit agreement with a bank subject to certain limitations. As of December 31, 2003, there was $1 million outstanding under the revolving credit agreement and EAS had available borrowing capacity of approximately $3.2 million. Borrowings bore interest at rates consistent with the interest rate terms of Term Note A. The revolving credit agreement had an expiration date of December 21, 2005.

NORTH AMERICA CAPITAL HOLDING COMPANY
(Successor to Executive Air Support, Inc.)

Notes to Consolidated Financial Statements

December 22, 2004, December 31, 2003 and 2002

The term notes and the revolving credit agreement were secured by substantially all the assets of EAS. On July 29, 2004 the term notes were paid in full upon the acquisition of EAS by the Company. There was no outstanding balance under the revolving credit agreement at the time of acquisition.

The subordinated debt was unsecured and consisted of four notes payable aggregating $17.9 million. Two of the subordinated notes, totaling $17.5 million, were payable to two of the EAS’ shareholders, bore interest at 13% and were payable in 2007. These notes were issued at a discount of approximately $1.0 million, which was being amortized over the life of the notes. The unamortized discount was $583,000 as of December 31, 2003. Subordinated debt also included a $250,000 note payable to a shareholder and a $100,000 note payable to a third party. These two notes bore interest at 6% and were payable in 2005. Total subordinated debt payable to shareholders, net of discount, of $17.2 million as of December 31, 2003 is classified as long-term debt, related parties in the accompanying balance sheets. The subordinated debt was paid in full upon the acquisition of EAS by the Company.

The term notes and subordinated notes contained customary financial covenants that included maintaining or exceeding certain financial ratios, limitations on sales of assets, limitations on capital expenditures and limitations on additional debt.

During 2001, EAS entered into a $15 million interest rate swap agreement in order to hedge its exposure to fluctuations in interest rates on its term notes. Under the terms of the agreement, EAS would pay interest based on a fixed rate of 5.74% through January 9, 2006, and would receive interest based on a floating rate of LIBOR (1.17% at December 31, 2003). In accordance with SFAS No. 133, EAS concluded that the interest rate swap qualified as a cash flow hedge bearing no ineffectiveness at inception. EAS anticipated the hedge to remain perfectly effective on an on-going basis because the critical terms of the interest rate swap and the hedged debt obligation were expected to coincide throughout the term of the interest rate swap. The fair value of the agreement was a liability of approximately $1.1 million at December 31, 2003, which is included in other long-term liabilities on the accompanying consolidated balance sheets with an offsetting amount recorded in accumulated other comprehensive loss. The swap agreement was terminated upon the acquisition of EAS by the Company and EAS recognized the accumulated other comprehensive income of $0.4 million, net of associated tax benefit, in interest expense for the period from January 1 to July 29, 2004.

NORTH AMERICA CAPITAL HOLDING COMPANY
(Successor to Executive Air Support, Inc.)

Notes to Consolidated Financial Statements

December 22, 2004, December 31, 2003 and 2002

(7) Income Taxes

The income tax provision (benefit) consisted of the following for the period from January 1, 2004 through July 29, 2004, the period from July 30, 2004 through December 22, 2004, (including stub periods), and the years ended December 31, 2003, and 2002 (in thousands):

	North America
	Capital Holding
	Company	Executive Air Support, Inc.
	July 30, 2004	January 1,	12-month	12-month
	through	2004	period ended	period ended
	December 22,	through	December 31,	December 31,
	2004	July 29, 2004	2003	2002
Continuing operations:
Federal – current	$966	(10)	2,596	—
Federal – deferred	(672)	(281)	586	1,546
State – current	274	366	1,028	1,677
State – deferred	(282)	(672)	(18)	(73)

	286	(597)	4,192	3,150

Discontinued operations	80	(194)	(208)	602

Total provision (benefit) for income taxes	$366	(791)	3,984	3,752

NORTH AMERICA CAPITAL HOLDING COMPANY
(Successor to Executive Air Support, Inc.)

Notes to Consolidated Financial Statements

December 22, 2004, December 31, 2003 and 2002

The difference between the actual provision (benefit) for income taxes from continuing operations and the “expected” provision for income taxes computed by applying the U.S. federal corporate tax rate to income from continuing operations before taxes is attributable to the following (in thousands):

	North America
	Capital Holding
	Company	Executive Air Support, Inc.
	July 30, 2004	January 1,	12-month	12-month
	through	2004	period ended	period ended
	December 22,	through	December 31,	December 31,
	2004	July 29, 2004	2003	2002
Provision (benefit) for federal income taxes at statutory rate	$(1,844)	(378)	3,480	2,751
State income taxes, net of federal tax benefit	(6)	(675)	614	486
Nondeductible transaction costs	1,805	87	—	—
Nondeductible warrant liability	—	1,795	—	—
Resolution of tax contingency	—	(915)	—	—
Other	331	(511)	98	(87)

Provision (benefit) for income taxes for continuing operations	$286	(597)	4,192	3,150

NORTH AMERICA CAPITAL HOLDING COMPANY
(Successor to Executive Air Support, Inc.)

Notes to Consolidated Financial Statements

December 22, 2004, December 31, 2003 and 2002

The deferred income tax assets and liabilities as of December 31, 2003 are as follows (in thousands):

Executive Air
Support, Inc.
2003
Deferred income tax assets:
Net operating loss carryforwards	927
Capital loss carryforwards	304
Warrants	418
Deferred revenue	362
Other	2,365

Total deferred tax assets	4,376

Valuation allowance	—

Total deferred tax assets after valuation allowance	4,376

Deferred income tax liabilities:
Intangibles	(21,701)
Property and equipment	(785)
Other	(2,405)

Total deferred income tax liability	(24,891)

Net deferred income tax liability	(20,515)
Less current deferred income tax asset	2,351

Noncurrent deferred income tax liability	(22,866)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax-planning strategies in making this assessment. At December 22, 2004 and December 31, 2003, the Company has determined, based primarily on the history of net operating losses sustained by other members of the consolidated group, that the recovery of the federal and state net operating loss carryforwards would not be realized. In addition, due to the Company’s inability to generate future capital gains within the carryforward period, the Company has determined that the recovery of the capital loss carryforwards would not be realized. Consequently, the Company has reduced these deferred tax assets by approximately $5.7 million as of December 22, 2004 through an increase to the valuation allowance.

NORTH AMERICA CAPITAL HOLDING COMPANY
(Successor to Executive Air Support, Inc.)

Notes to Consolidated Financial Statements

December 22, 2004, December 31, 2003 and 2002

At December 22, 2004, the Company had available federal and state net operating loss carryforwards of approximately $2 million. The federal net operating loss carryforwards available for use are limited, on an annual basis, due to the change in control of the respective subsidiaries in which such losses were incurred. These losses begin to expire in 2005. In addition, the Company had capital loss carryforwards of approximately $11.9 million at December 22, 2004. These losses begin to expire in 2006 and are only available to offset capital gains that the Company may generate in the carryforward period.

(8)	Employee Benefit Plans

The Company’s union employees located at Philadelphia International and Teterboro Airports are covered by the International Association of Machinists National Pension Fund. Contributions payable to the Plan for the period January 1, 2004 through December 22, 2004 and 2003 were approximately $239,000 and $205,000, respectively.

The Company also sponsors a retiree medical and life insurance plan available to certain employees for Atlantic Aviation. Currently, the Plan is funded as required to pay benefits, and at December 22, 2004 and December 31, 2003, the Plan had no assets. The Company accounts for postretirement healthcare and life insurance benefits in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This Statement requires the accrual of the cost of providing postretirement benefits during the active service period of the employee. The accumulated benefit obligation at December 22, 2004 and December 31, 2003, using an assumed discount rate of 5.75% and 6%, was approximately $0.7 million and $0.8 million, respectively, and the net periodic postretirement benefit costs during 2004 and 2003 were approximately $82,000 and $102,000, using an assumed discount rate of 6% and 6.75%, respectively. The post retirement benefit cost was determined using January 1, 2004 and 2003 data. There have been no changes in plan provisions during 2004 or 2003. For measurement purposes, a 12% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2004 and assumed to decrease gradually to 5% by 2013 and remain at that level thereafter. A one-percentage-point increase (decrease) in the assumed healthcare cost trend rate would have increased (reduced) the postretirement benefit obligation by approximately $17,000 and ($16,000), respectively. Estimated contributions by the Company in 2005 are approximately $155,000.

The Company has a Savings and Investment Plan (the Plan) that qualifies under Section 401(k) of the Internal Revenue Code. Substantially, all full-time, nonunion employees and, pursuant to union contracts, many union employees are eligible to participate by electing to contribute 1% to 6% of gross pay to the Plan. Under the Plan, the Company is required to make contributions equal to 50% of employee contributions, up to a maximum of 6% of eligible employee compensation. Employees may elect to contribute to the Plan an additional 1% to 9% of gross pay that is not subject to match by the Company. Company matching contributions totaled approximately $74,000, $52,000, $120,000, and $172,000 during the periods January 1, 2004 through July 29, 2004, July 30, 2004 through December 22, 2004 and fiscal 2003 and 2002, respectively. The Company may make discretionary contributions to the Plan; however, there were no discretionary contributions made during fiscal 2004, 2003, and 2002.

NORTH AMERICA CAPITAL HOLDING COMPANY
(Successor to Executive Air Support, Inc.)

Notes to Consolidated Financial Statements

December 22, 2004, December 31, 2003 and 2002

(9)	Commitments and Contingencies

(a)	Operating Leases

The Company leases hangar and other facilities at several airport locations under operating leases expiring between 2005 and 2020, which are generally renewable, at the Company’s option, for substantial periods at increased rentals. These leases generally restrict their assignability and the use of the premises to activities associated with general aviation. The leases provide for supplemental rentals based on certain sales and other circumstances.

At December 22, 2004, the Company was obligated under the lease agreements to construct certain facilities. The total remaining cost of these projects is estimated to be $0.3 million.

Rent expense charged to operations for the periods January 1, 2004 through July 29, 2004, July 30, 2004 through December 22, 2004 and fiscal 2003 and 2002 was approximately $3.5, $2.5, $5.2, and $5.1 million, respectively.

The Company has entered into employment agreements with certain executives. The terms of the agreements provide for compensation levels and termination provisions.

(b)	Environmental Matters

Laws and regulations relating to environmental matters may effect the operations of the Company. The Company believes that its policies and procedures with regard to environmental matters are adequate to prevent unreasonable risk of environmental damage and related financial liability. Some risk of environmental and other damage is, however, inherent in particular operations of the Company. The Company maintains adequate levels of insurance coverage with respect to environmental matters. As of December 22, 2004 and December 31, 2003, management does not believe that environmental matters will have a significant effect on the Company’s operations.

(c)	Legal Proceedings

On or about May 15, 2002, the families of two pilots killed in a plane crash in 2000 filed complaints in New York County Supreme Court against a number of parties including EAS and a formerly owned subsidiary, MillionAir Interlink, Inc., or MillionAir Interlink, asserting claims for punitive damages, wrongful death and pain and suffering. The plaintiffs are each seeking $100 million in punitive damages, $100 million for wrongful death and $5 million for pain and suffering. The plaintiffs’ claim arises out of the facts surrounding a plane crash allegedly caused by one of the aircraft’s engines losing power, which caused the plane to crash, killing all on board. The engine lost power as a result of fuel starvation. The plaintiffs allege this was caused by insufficient fuel or design fault. The plane had last been refueled prior to the accident at EAS’ Farmingdale FBO operated by Flightways of Long Island, Inc., or Flightways, on the day of the accident.

NORTH AMERICA CAPITAL HOLDING COMPANY
(Successor to Executive Air Support, Inc.)

Notes to Consolidated Financial Statements

December 22, 2004, December 31, 2003 and 2002

EAS and MillionAir Interlink moved to dismiss the complaints for lack of jurisdiction because Flightways, rather than EAS or MillionAir Interlink, was the entity that operated the Farmingdale FBO and that employed the person who refueled the plane in question. The court denied the motion, permitting discovery to go forward on the jurisdictional issues, and with leave for the defendants to refile the motion if discovery warranted doing so. Flightways was added as a defendant. USAIG, the insurer of Flightways under the primary insurance policy, has assumed the defense on behalf of the three defendants, has denied any liability, and is vigorously contesting the claims made. Discovery is proceeding, though not much has been taken in the cases thus far. EAS believes that the risk of a judgment by the court against it for an amount of damages approaching the amounts claimed by the plaintiffs is unlikely. In addition, liability insurance for an amount of up to $50 million is available in the event Flightways is found liable and liability insurance for an amount of up to $1 million to each of EAS and MillionAir Interlink in the event either or both companies are found liable. The sale and purchase agreement with the Company provides for an indemnity of $20 million, which would be available in the event of a judgment against any of the defendants. However, there is no assurance EAS’ selling shareholders will have sufficient resources to meet their indemnity obligation in the event the Company seeks to claim an amount pursuant to this indemnification provision. The Company believes it is unlikely that a judgment for damages against it will be in excess of the indemnity or the insurance coverage available or both.

The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse effect on the Company’s business, financial condition, or results of operations.

(10)	Related-Party Transactions

On July 29, 2004, the Company drew down $130 million on a Combined Bridge Acquisition and Letter of Credit Facility Agreement with Macquarie Bank Limited, an affiliated company (the Bridge Facility). The Bridge Facility was repaid concurrently with the long-term notes being issued on October 21, 2004. The Company incurred interest expense of $1.6 million and fees of $1.3 million on this Bridge Facility, which are included as expenses in the Company’s results of operations.

The Company paid fees to Macquarie Securities (USA) Inc (MSUSA), a wholly owned subsidiary within the Macquarie Bank group of companies, of $3 million for advisory services provided in connection with the acquisition of EAS. The Company also reimbursed MSUSA $1.4 million and another Macquarie group company, Macquarie Holdings (USA) Inc $0.2 million, for direct acquisition costs. These fees and expenses have been capitalized and included as part of the purchase price of the EAS acquisition. The Company also paid fees to MSUSA of $0.7 million for debt arranging services in relation to the long-term debt issued in October 2004. These fees have been deferred and are amortized over the life of the debt facility. Fees paid to MSUSA of $3.8 million and $0.7 million for equity underwriting facilities and bridge debt facilities, respectively, which have now matured or ceased have been included as expenses in the Company’s results of operations.

As discussed in note 6, Macquarie Bank Limited loaned $52 million of the long-term debt of the Company on October 21, 2004. The Company paid Macquarie Bank Limited an upfront lending fee of $520,000 which has been deferred and amortized over the life of the debt facility. Interest expense on this related party portion of the long-term debt was $434,000 for the period October 21, 2004 to December 22, 2004.

EAS issued 699,500 warrants during fiscal 2000 to a shareholder. The warrants had an exercise price of $3.62 per share and were exercisable upon the earlier of August 31, 2010 or the sale of EAS. These warrants were purchased and subsequently cancelled by the Company for $1.56 million upon the acquisition of EAS by the Company.

NORTH AMERICA CAPITAL HOLDING COMPANY
(Successor to Executive Air Support, Inc.)

Notes to Consolidated Financial Statements

December 22, 2004, December 31, 2003 and 2002

On December 21, 2000, EAS issued 1,104,354 warrants to a shareholder (the Warrant Holder) in conjunction with the issuance of subordinated debt. The warrants had an exercise price of $0.01 per share and were exercisable at any time through December 21, 2010. Beginning in the first quarter of 2007, EAS could buy the warrants from the Warrant Holder at the then fair value of the warrants, as defined. Beginning in the first quarter of 2006, the Warrant Holder could sell the warrants to EAS at the then fair value of the warrants, as defined. Due to the warrant holder’s ability to sell the warrants to EAS for cash, EAS recorded the fair value of the warrants as a liability in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

As of December 31, 2003, the fair value of these warrants was approximately $2.24 million, and was included in other long-term liabilities in the accompanying consolidated balance sheet as of December 31, 2003. The warrants were reflected at fair value and subsequent changes in fair value were reflected in EAS’s operating results. EAS recorded an increase in the fair value of the warrants of approximately $5.2 million in other expense on the accompanying consolidated statement of operations for the period from January 1, 2004 through July 29, 2004. The warrants were purchased and canceled by the Company for $7.53 million upon the acquisition of EAS by the Company on July 29, 2004.

(11)	Common and Redeemable, Convertible Preferred Stock

Executive Air Support, Inc.

The EAS preferred stock of $64,099,000 was redeemable at any time after March 15, 2005, at the option of the preferred stockholders. Each share of preferred stock would automatically convert into shares of common stock at a defined conversion price plus cash of $1.81 per share upon the public sale of EAS common stock or upon the sale of the Company’s common stock or assets in excess of a certain value, as defined. Dividends related to the preferred stock were cumulative and accrued at 8% per year. Dividends in arrears were approximately $17.5 million at December 31, 2003 and were paid out on acquisition of EAS by the Company on July 29, 2004. The preferred stock was convertible into shares of EAS common stock determined by dividing the conversion price, as defined, by $3.62 per share. The Company acquired the preferred stock of EAS from the holders at its conversion price of $64,099,000 upon its acquisition of EAS on July 29, 2004. Since the preferred stock is now held by the Company, it has been eliminated in the consolidated financial statements from the date of acquisition.

North America Capital Holding Company

During the 2004 year, the Company issued preferred stock designated as Series A Preferred Stock at an aggregate amount of $1,023,400. Such preferred stock had a liquidation preference equal to the Series A Preferred Stock issue price, as determined by the board of directors, plus accrued unpaid dividends at a rate of 1.5% per year (the Series A Liquidation Value). The Series A Preferred Stock was automatically redeemable at the Series A Liquidation Value in certain circumstances that qualified as a change in control. The holder of the Series A Preferred Stock was entitled to elect one director, providing the holder of the preferred stock with an effective 33.3% voting interest for a board composition of three directors. When the Company was sold to MIC on December 22, 2004, the Series A Preferred Stock were redeemed for a total amount of $1,029,176 comprising the aforementioned issue price and accrued dividends of $5,776.

NORTH AMERICA CAPITAL HOLDING COMPANY
(Successor to Executive Air Support, Inc.)

Notes to Consolidated Financial Statements

December 22, 2004, December 31, 2003 and 2002

(12)	Stock Options

In 2000, EAS adopted a stock option plan whereby EAS would grant incentive stock options or nonqualified stock options to employees to purchase EAS’ common stock, hereinafter referred to as the “Plan”. The incentive stock options or nonqualified options were to be granted at no less than the fair market value of the shares at the date of grant. Under the Plan, stock options would expire ten years after issuance and generally would vest ratably over five years. The stock options were fully vested and were sold by the option holders upon the acquisition of EAS by the Company on July 29, 2004. Activity under the Plan for the years ended December 22, 2004, and December 31, 2003 and 2002 is as follows:

Weighted
	Number of	average
	shares	exercise price
Outstanding, December 31, 2002	1,358,848	$3.62

Granted at fair value	40,000	3.62

Forfeited	—	—
Exercised	—	—

Outstanding, December 31, 2003	1,398,848	3.62

Granted at fair value	—	—
Forfeited	—	—
Exercised	1,398,848	3.62

Outstanding, July 29, 2004	—	—

Granted at fair value	—	—
Forfeited	—	—
Exercised	—	—

Outstanding, December 22, 2004	—	$—

Options exercisable at December 31, 2003 and 2002 were 823,229 and 516,319, respectively, with a weighted average exercise price of $3.62. The weighted average remaining contractual life of the options outstanding at December 31, 2003 and 2002 was 6.7 years and 7.7 years, respectively.

NORTH AMERICA CAPITAL HOLDING COMPANY
(Successor to Executive Air Support, Inc.)

Notes to Consolidated Financial Statements

December 22, 2004, December 31, 2003 and 2002

(13)	Sale of Interlink

In December of 2001, EAS committed to a plan to sell its MillionAir Interlink subsidiary. In April 2002, EAS sold the subsidiary to a third party for $1.25 million in cash and a $500,000 note receivable. Income from operations of $0, $0, $0, and $91,000 and the loss on disposal of $0, $0, $265,000, and $320,000, respectively, were reflected in discontinued operations during the periods January 1, 2004 through July 29, 2004, July 30, 2004 through December 22, 2004 and fiscal 2003 and 2002, respectively. During 2003, EAS fully reserved the remaining portion of the note receivable of approximately $442,000 due to uncertainty of collectibility. Million Air Interlink revenues for 2002 were approximately $195,177.

(14)	Sale of Flight Services

During 2002, EAS committed to a plan to sell its Flight Services division. On February 28, 2003 EAS entered into an agreement to sell the division. Based on estimated net proceeds from the sale of $1 million, EAS recorded a loss on disposal of approximately $11.5 million, which included an impairment of goodwill and intangible assets of approximately $11.2 million. The income from operations of $275,000, $0, $121,000, and $106,000 for the periods January 1, 2004 through July 29, 2004, July 30, 2004 through December 22, 2004 and fiscal 2003 and 2002, respectively, and the loss on disposal of $0, $0, $170,000, and $11.3 million for the periods January 1, 2004 through July 29, 2004, July 30, 2004 through December 22, 2004 and fiscal 2003 and 2002, respectively, have been reflected as discontinued operations in the accompanying consolidated statements of operations. The liabilities for the Flight Services division have been presented separately in the accompanying consolidated balance sheet for 2003. Flight Services revenues for the periods January 1, 2004 through July 29, 2004, July 30, 2004 through December 22, 2004 and fiscal 2003 and 2002 were approximately $0, $0, $2 million, and $15 million, respectively.

(15)	New Orleans Acquisition

On December 31, 2003, EAS acquired 100% of the outstanding common shares of General Aviation LLC (GA), a fixed base operations facility located in New Orleans. On December 31, 2003, the Company also acquired the net assets of General Aviation New Orleans (GANO), another fixed base operations facility in New Orleans. These facilities were acquired under the Member Interests Purchase Agreement which was signed on December 17, 2003. The net assets of these entities were included in the consolidated financial statements of the Company as of December 31, 2003. The aggregate purchase price was approximately $6.1 million, of which $3.7 million was paid in cash, $0.4 million of cash was acquired and $0.4 million of cash was collected in January 2004 related to the cash surrender value of certain life insurance policies acquired. The remaining consideration consisted of an assumed note payable of $2.4 million, which was paid January 2, 2004. Total tangible net assets acquired were $4.3 million. Of the remaining consideration, $2.9 million was recorded in other intangibles related to airport leases, which is being amortized over 20 years, and $1.1 million was recorded in related deferred tax liabilities. EAS’ unaudited pro forma revenue and net income (loss) would have been $87.2 million and $5.5 million for 2003 and $76.4 million and ($6.7) million for 2002, respectively, had it owned GA and GANO as of January 1, 2002.

NORTH AMERICA CAPITAL HOLDING COMPANY
(Successor to Executive Air Support, Inc.)

Notes to Consolidated Financial Statements

December 22, 2004, December 31, 2003 and 2002

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$921
Property and equipment	3,904
Intangible assets	2,855
Other assets	445

Total assets acquired	8,125

Current liabilities	735
Noncurrent liabilities	1,142
Notes payable	195

Total liabilities assumed	2,072

Net assets acquired	$6,053

(16) Subsequent Event

On August 18, 2004, the Company entered into a membership interest purchase agreement to acquire all of the membership interests in General Aviation Holdings, LLC (GAH), which, through its subsidiaries, operates two FBOs in California. On January 14, 2005, the acquisition was completed with a purchase price of approximately $49 million with no assumption of debt, and subject to working capital adjustments. The Company funded the acquisition with contributed capital and an expansion of its Class A Note to $29.6 million and Class B Note to $130.9 million. In January 2005, the Company paid MSUSA advisory fees of $1.1 million in connection with the acquisition of GAH. The Company also reimbursed MSUSA $16,000 and $425,000 in January 2005 and December 2004 respectively for direct GAH acquisition costs. The Company also paid fees to MSUSA in January 2005 of $0.9 million for equity underwriting facilities and bridge debt facilities.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Charged to Costs			Balance at End of
	Beginning of Period	and Expenses	Other	Deductions	Period
Allowance for Doubtful Accounts

For the Period April 13, 2004 (inception) to December 31, 2004:	$—	$26	$1,333	$—	$1,359

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Previously reported in the registrants’ Registration Statement on Form S-1 (Registration No. 333-116244) and in their current report on Form 8-K filed on December 27, 2004.

Item 9A. Controls and Procedures

     Under the direction and with the participation of our chief executive officer and chief financial officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13(a)-15(e) of the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2004. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

     None.

Part III

Item 10. Directors and Executive Officers of the Registrants

     The company will furnish to the Securities and Exchange Commission a definitive proxy statement not later than 120 days after the end of the fiscal year ended December 31, 2004. The information required by this item is incorporated herein by reference to the proxy statement.

Item 11. Executive Compensation

     The information required by this item is incorporated herein by reference to the proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this item is incorporated herein by reference to the proxy statement.

Item 13. Certain Relationships and Related Transactions

     The information required by this item is incorporated herein by reference to the proxy statement.

Item 14. Principal Accounting Fees and Services

     The information required by this item is incorporated herein by reference to the proxy statement.

Part IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements and Schedules

     The consolidated financial statements in Part II, Item 8, and schedule listed in the accompanying exhibit index are filed as part of this report.

Exhibits

     The exhibits listed on the accompanying exhibit index are filed as a part of this report.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Macquarie Infrastructure Company Trust

Dated:	March 24, 2005	By:	/s/ Peter Stokes

Name: Peter Stokes
Title: Regular Trustee

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Peter Stokes Peter Stokes	Regular Trustee	March 24, 2005

1

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Macquarie Infrastructure Company LLC

Dated:	March 24, 2005	By:	/s/ Peter Stokes

Name: Peter Stokes
Title: Chief Executive Officer

Power of Attorney

     We, the undersigned directors and executive officers of Macquarie Infrastructure Company LLC, hereby severally constitute Peter Stokes and David Mitchell, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Peter Stokes Peter Stokes	Chief Executive Officer (Principal Executive Officer)	March 24, 2005

/s/ David Mitchell David Mitchell	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 24, 2005

/s/ John Roberts John Roberts	Director	March 24, 2005

/s/ Norman H. Brown, Jr. Norman H. Brown, Jr.	Director	March 24, 2005

/s/ George W. Carmany III George W. Carmany III	Director	March 24, 2005

/s/ William H. Webb William H. Webb	Director	March 24, 2005

2

Exhibit Index

Exhibit Number	Description
2.1	Stock Purchase Agreement dated as of June 7, 2004, as amended as of August 9, 2004 and November 25, 2004 relating to the acquisition of Macquarie Americas Parking Corporation (incorporated by reference to Exhibit 2.1 of Amendment No. 4 to the Registrants’ Registration Statement on Form S-1 (Registration No. 333-116244) (“Amendment No. 4”))

2.2	Second Amended and Restated Stock Purchase Agreement dated as of October 12, 2004 as amended as of November 24, 2004 relating to the acquisition of North America Capital Holding Company (incorporated by reference to Exhibit 2.2 of Amendment No. 4)

2.3	Share Purchase Agreement dated June 7, 2004 and related Side Letters dated October 14, 2004 and November 1, 2004 relating to the acquisition of Macquarie Yorkshire Limited (incorporated by reference to Exhibit 2.3 of Amendment No. 4)

2.4	Amended and Restated Limited Liability Company Purchase Agreement dated October 12, 2004 relating to the acquisition of Macquarie District Energy Holdings LLC (incorporated by reference to Exhibit 2.4 of Amendment No. 3 to the Registrants’ Registration Statement on Form S-1 (Registration No. 333-116244) (“Amendment No. 3”))

2.5	Contribution and Subscription Agreement dated as of June 7, 2004, related Side Letter dated October 15, 2004 and Novation Agreement dated November 15, 2004 relating to the investment in the ordinary shares and preferred equity certificates of Macquarie Luxembourg Water S.a.r.L. (incorporated by reference to Exhibit 2.5 of Amendment No. 4)

2.6	Stapled Security Purchase Agreement dated as of June 7, 2004, as amended as of November 18, 2004, and related assignment agreements relating to the investment in stapled securities of Macquarie Communications Infrastructure Group (incorporated by reference to Exhibit 2.6 of Amendment No. 4)

2.7	Unit Purchase Agreement dated as of August 17, 2004 relating to the acquisition of units of PCAA Parent LLC from the PCA Group (as defined therein) (incorporated by reference to Exhibit 2.7 of Amendment No. 2 to the Registrants’ Registration Statement on Form S-1 (Registration No. 333-116244) (“Amendment No. 2”))

2.8	Stock Purchase Agreement, dated as of October 8, 2004 relating to the acquisition of 100% of the common stock of Seacoast Holdings (PCAAH), Inc. (incorporated by reference to Exhibit 2.8 of Amendment No. 2)

2.9	Unit Purchase Agreement dated as of October 8, 2004 relating to the acquisition of units of PCAA Parent LLC from Macquarie Securities (USA), Inc. (incorporated by reference to Exhibit 2.9 of Amendment No. 2)

2.10	Stock Purchase Agreement, dated as of October 8, 2004 as amended as of November 25, 2004 relating to the acquisition of Macquarie Airports North America Inc. (incorporated by reference to Exhibit 2.10 of Amendment No. 4)

3.1	Amended and Restated Trust Agreement dated as of December 21, 2004 of Macquarie Infrastructure Company Trust (incorporated by reference to the Registrants’ Current Report on Form 8-K, filed with the SEC on December 27, 2004 (the “Current Report”))

3.2	Amended and Restated Operating Agreement dated as of December 21, 2004 of Macquarie Infrastructure Company LLC (incorporated by reference to the Current Report)

3.3	Amended and Restated Certificate of Trust of Macquarie Infrastructure Assets Trust (incorporated by reference to Exhibit 3.7 of Amendment No. 2)

3.4	Amended and Restated Certificate of Formation of Macquarie Infrastructure Assets LLC (incorporated by reference to Exhibit 3.8 of Amendment No. 2)

4.1	Specimen certificate evidencing share of trust stock of Macquarie Infrastructure Company Trust

4.2	Specimen certificate evidencing LLC interest of Macquarie Infrastructure Company LLC

10.1	Management Services Agreement among Macquarie Infrastructure Company LLC, certain of its subsidiaries named therein and Macquarie Infrastructure Management (USA) Inc. dated as of December 21, 2004 (incorporated by reference to the Current Report)

10.2	Registration Rights Agreement among Macquarie Infrastructure Company Trust, Macquarie Infrastructure Company LLC and Macquarie Infrastructure Management (USA) Inc. dated as of December 21, 2004 (incorporated by reference to the Current Report)

1

Exhibit Number	Description
10.3	Terms and Conditions of Class A Preferred Equity Certificates (incorporated by reference to Exhibit 10.3 of Amendment No. 2)

10.4	Terms and Conditions of Class B Preferred Equity Certificates (incorporated by reference to Exhibit 10.4 of Amendment No. 2)

10.5†	Shareholders’ Agreement dated April 30, 2004 relating to the Registrant’s interest in Macquarie Luxembourg Water S.a.r.L. (incorporated by reference to Exhibit 10.5 of Amendment No. 3)

10.6†	Deed of Adherence to the Shareholders’ Agreement relating to the Registrant’s interest in Macquarie Luxembourg Water S.a.r.L.

10.7	Shareholders’ Agreement dated March 26, 1996 and amended and restated on April 30, 2003 relating to the Registrant’s interest in Connect M1-A1 Holdings Limited (formerly Yorkshire Link (Holdings) Limited) (incorporated by reference to Exhibit 10.7 of the Registrants’ Registration Statement on Form S-1 (Registration No. 333-116244) (the “Form S-1”)

10.8	Deed of Novation to the Shareholders’ Agreement relating to the Registrant’s interest in Connect M1-A1 Holdings Limited

10.9	Loan Agreement dated October 1, 2003, among Parking Company of America Airports, LLC, PCA Airports, Ltd., Parking Company of America Airports Phoenix, LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.11 of the Form S-1)

10.10	Stock Purchase Agreement dated as of April 28, 2004, among Macquarie Investment Holdings, Inc., Executive Air Support, Inc. and its shareholders named therein, as amended by the Closing Letter Agreement dated as of July 29, 2004, relating to the acquisition of Executive Air Support, Inc. (incorporated by reference to Exhibit 10.12 of Amendment No. 4)

10.11	Membership Interest Purchase Agreement dated as of August 18, 2004 among North America Capital Holding Company, and the Sellers named therein relating to the acquisition of General Aviation Holdings, LLC (incorporated by reference to Exhibit 10.13 of Amendment No. 1 to the Registrants’ Registration Statement on Form S-1 (Registration No. 333-116244) (“Amendment No. 1”))

10.12	Use and Occupancy Agreement dated January 1, 1986 between Johnson Controls World Services, Inc. (successor by assignment to Pan American World Airways, Inc.) and Atlantic Aviation Corporation (successor by assignment to Texaco, Inc.), as amended and supplemented on July 8, 1988, January 23, 1995, May 27, 1999 and August 23, 2000, relating to property located at Teterboro Airport (incorporated by reference to Exhibit 10.13 of the Form S-1)

10.13	Use and Occupancy Agreement dated February 14, 1979 between Johnson Controls World Services, Inc. (successor by assignment to Pan American World Airways, Inc.) and Atlantic Aviation Corporation, as amended and supplemented on January 1, 1985, January 1, 1987, January 1, 1995, May 18, 1999, August 1, 1999 and August 23, 2000, relating to property located at Teterboro Airport (successor by assignment to Texaco, Inc.) (incorporated by reference to Exhibit 10.15 of Amendment No. 4)

10.14	Loan Agreement dated as of October 15, 2004 relating to the financing of the acquisition of Executive Air Support, Inc. and General Aviation Holdings, LLC by North America Capital Holding Company (incorporated by reference to Exhibit 10.16 of Amendment No. 5 to the Registrants’ Registration Statement on Form S-1 (Registration No. 333-116244))

10.15	Share Purchase Agreement dated April 30, 2004 relating to the acquisition by Macquarie Luxembourg Water S.a.r.L. of the ordinary shares of Macquarie Water (UK) Limited (incorporated by reference to Exhibit 10.17 of Amendment No. 4)

10.16	Amended and Restated Secondment Agreement dated March 26, 1996 and amended and restated on April 30, 2003, among Connect M1-A1 Limited (formerly Yorkshire Link Limited) Macquarie Infrastructure (UK) Limited and Balfour Beatty plc (incorporated by reference to Exhibit 10.18 of Amendment No. 4)

10.17	Deed of Novation related to the Secondment Agreement

10.18	DBFO contract dated March 26, 1996, by and between the U.K. Secretary of State for Transport and Connect M1-A1 Limited (formerly Yorkshire Link Limited) (incorporated by reference to Exhibit 10.20 of Amendment No. 4)

2

Exhibit Number	Description
10.19	Amended and Restated Facility Agreement dated March 26, 1996 and amended and restated on October 20, 1997 and September 4, 2001, among Connect M1-A1 Limited (formerly Yorkshire Link Limited), ABN AMRO Bank N.V. and certain financial institutions listed in Schedule 1 thereto (incorporated by reference to Exhibit 10.21 of Amendment No. 4)

10.20	EIB Facility Agreement dated March 26, 1996 and amended and restated on September 4, 2001, between European Investment Bank and Connect M1-A1 Limited (formerly Yorkshire Link Limited) (incorporated by reference to Exhibit 10.22 of Amendment No. 4)

10.21	Amended and Restated Commercial Subordinated Loan Agreement dated March 26, 1996 and amended and restated on October 20, 1997 and September 4, 2001, among Connect M1-A1 Limited (formerly Yorkshire Link Limited), Macquarie Infrastructure (UK) Limited and Balfour Beatty plc (incorporated by reference to Exhibit 10.23 of Amendment No. 4)

10.22	Stock Purchase Agreement dated as of December 12, 2003 among Macquarie District Energy, Inc., Macquarie District Energy Holdings, LLC, Macquarie Bank Limited, Exelon Corporation and Exelon Thermal Holdings, Inc., as amended as of June 30, 2004 (incorporated by reference to Exhibit 10.25 of Amendment No. 1)

10.23	District Cooling System Use Agreement dated as of October 1, 1994 between the City of Chicago, Illinois and MDE Thermal Technologies, Inc., as amended on June 1, 1995, July 15, 1995, February 1, 1996, April 1, 1996, October 1, 1996, November 7, 1996, January 15, 1997, May 1, 1997, August 1, 1997, October 1, 1997, March 12, 1998, June 1, 1998, October 8, 1998, April 21, 1999, March 1, 2000, March 15, 2000, June 1, 2000, August 1, 2001, November 1, 2001, June 1, 2002, and June 30, 2004 (incorporated by reference to Exhibit 10.25 of Amendment No. 2)

10.24	Note Purchase Agreement dated as of September 27, 2004 relating to the financing of the acquisition of Thermal Chicago Corporation by Macquarie District Energy, Inc. (incorporated by reference to Exhibit 10.26 of Amendment No. 2)

10.25	Macquarie Infrastructure Company LLC — Independent Directors Equity Plan

10.26	Credit Agreement dated as of July 29, 2002 among Macquarie Airports North America Inc. and the lenders and other parties named therein (incorporated by reference to Exhibit 10.28 of Amendment No. 2)

10.27	Parent Company Guarantee between Macquarie Infrastructure Company LLC and Balfour Beatty plc

10.28	Limited Liability Company Agreement dated as of March 18, 1999 of Northwind Aladdin, LLC (incorporated by reference to Exhibit 10.31 of Amendment No. 3)

10.29	Letter Agreement dated November 3, 2004 relating to the reimbursement of pre-IPO costs of Macquarie Infrastructure Management (USA) Inc. (incorporated by reference to Exhibit 10.32 of Amendment No. 3)

11.1	Statement regarding computation of per share earnings

21.1	Subsidiaries of the Registrants

24.1	Powers of Attorney (included in signature pages)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

†	Confidential treatment granted as to certain portions, which were separately filed with the SEC.

3