Form 10-Q
period 2005-03-31
Macquarie Infrastructure CO LLC; Macquarie Infrastructure CO Trust
filed 2005-05-16
CIK 1289790, 1289788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ________________________

Commission File Number: 001-32385

Macquarie Infrastructure Company Trust

(Exact name of registrant as specified in its charter)

Delaware	20-6196808
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

Commission File Number: 001-32384

Macquarie Infrastructure Company LLC

(Exact name of registrant as specified in its charter)

Delaware	43-2052503
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

600 Fifth Avenue, 21st Floor	10020
New York, New York	(Zip Code)
(Address of principal executive offices)

(212) 548-6538
(Registrants’ Telephone Number, Including Area Code)

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrants are collectively an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     There were 27,043,101 shares of Trust Stock without par value outstanding at May 12, 2005.

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

PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS
March 31, 2005 and December 31, 2004
($ in thousands, except per share amounts)

	March 31, 2005 (unaudited)	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$127,029	$140,050
Restricted cash	1,483	1,155
Accounts receivable, less allowance for doubtful accounts of $1,317 and $1,359	14,521	12,312
Dividend receivable	—	1,743
Inventories	1,256	1,563
Prepaid expenses	4,256	4,186
Deferred income taxes	1,596	1,452
Other	5,141	5,308

Total current assets	155,282	167,769

Property, equipment, land and leasehold improvements, net	295,506	284,744
Other assets:
Restricted cash	17,526	16,790
Equipment lease receivables	45,110	45,395
Investment in unconsolidated business	76,978	79,065
Investment, cost	38,786	39,369
Securities, available for sale	72,130	71,263
Related party subordinated loan	21,642	21,748
Goodwill	233,411	217,576
Intangible assets, net	272,196	254,530
Other	15,041	10,238

	792,820	755,974

Total assets	$1,243,608	$1,208,487

Liabilities and stockholders’ equity
Current liabilities:
Due to manager	$14,230	$12,306
Accounts payable	8,063	10,912
Accrued expenses	11,819	11,980
Current portion of notes payable and capital leases	1,122	1,242
Current portion of long-term debt	96	94
Other	3,163	2,991

Total current liabilities	38,493	39,525

Capital leases and notes payable, net of current portion	1,962	1,755
Long-term debt, net of current portion	447,048	415,074
Related party long-term debt	19,254	19,278
Deferred income taxes	124,975	123,429
Other	5,063	4,615

Total liabilities	636,795	603,676

Minority interests	8,544	8,515
Stockholders’ equity:
Trust stock, no par value; 500,000,000 authorized; 26,610,100 shares issued and outstanding	613,529	613,265
Accumulated other comprehensive income	2,411	619
Accumulated deficit	(17,671)	(17,588)

Total stockholders’ equity	598,269	596,296

Total liabilities and stockholders’ equity	$1,243,608	$1,208,487

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY TRUST

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2005
(Unaudited)
($ in thousands, except per share and shares outstanding)

Revenues
Revenue from fuel sales	$30,387
Service revenue	34,006
Financing and equipment lease income	1,342

65,735

Costs and expenses
Cost of fuel sales	17,095
Cost of services	17,256
Selling, general and administrative expenses	19,162
Fees to manager	1,943
Depreciation	1,327
Amortization of intangibles	3,085

59,868

Operating income	5,867

Other income (expense)
Interest income	1,099
Interest expense	(7,758)
Equity in earnings and amortization charges of investee	1,653
Other expense, net	(915)

Net loss before income taxes and minority interests	(54)
Income taxes	—

Net loss before minority interests	(54)

Minority interests	29

Net loss	$(83)

Basic and diluted loss per share:	$(0.003)

Weighted average number of shares of trust stock outstanding: basic and diluted	26,610,100

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY TRUST

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2005
(Unaudited)
($ in thousands)

Operating activities
Net loss	$(83)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,221
Amortization of intangible assets	3,085
Equity in earnings and amortization charges of investee	238
Amortization of finance costs	265
Deferred rent	650
Deferred revenue	110
Equipment lease receivable	306
Minority interests	29
Accrued interest expense	259
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(1,130)
Dividend receivable	1,743
Inventories	451
Prepaid expenses and other current assets	407
Accounts payable and accrued expenses	(1,726)
Due to manager	1,924
Other	11

Net cash provided by operating activities	9,760

Investing activities
Acquisition of General Aviation Holdings, LLC, net of cash acquired	(49,594)
Purchases of property and equipment	(879)
Principal proceeds from subordinated loan	686
Collection on notes receivable	24
Additional costs of acquisitions	(68)

Net cash used in investing activities	(49,831)

Financing activities
Proceeds from debt	32,000
Debt financing costs	(1,674)
Payment of long-term debt	(26)
Offering costs paid	(1,833)
Restricted cash	(1,079)
Payment of notes and capital lease obligations	(349)

Net cash provided by financing activities	27,039

Effect of exchange rate changes on cash	11

Net change in cash and cash equivalents	(13,021)

Cash and cash equivalents at beginning of period	140,050

Cash and cash equivalents at end of period	$127,029

Supplemental disclosures of cash flow information:
Income taxes paid	$311

Interest paid	$7,134

Acquisition of property and equipment under capital leases	$438

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY TRUST

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Description of Business

Macquarie Infrastructure Company Trust (the “Trust”), a Delaware statutory trust, was formed on April 13, 2004. Macquarie Infrastructure Company LLC (the “Company”), a Delaware limited liability company, was also formed on April 13, 2004. Prior to December 21, 2004, the Trust was a wholly-owned subsidiary of Macquarie Infrastructure Management (USA) Inc., (“MIMUSA”). MIMUSA is a subsidiary of the Macquarie Group of companies, which is comprised of Macquarie Bank Limited and its subsidiaries and affiliates worldwide. Macquarie Bank Limited is headquartered in Australia and is listed on the Australian Stock Exchange.

The Trust and the Company were formed to own, operate and invest in a diversified group of infrastructure businesses in the United States and other developed countries. In accordance with the Trust Agreement, the Trust is the sole holder of 100% of the LLC interests of the Company and, pursuant to the LLC Agreement, the Company will have outstanding the identical number of LLC interests as the number of outstanding shares of trust stock. The Company is the operating entity with a Board of Directors and other corporate governance responsibilities generally consistent with that of a Delaware corporation.

On December 21, 2004, the Trust and the Company completed an initial public offering (“IPO”), and concurrent private placement, issuing a total of 26,610,000 shares of trust stock at a price of $25.00 per share. Total gross proceeds were $665,250,000, before offering costs and underwriting fees at March 31, 2005 of $51,721,449. MIMUSA purchased two million shares ($50 million) of the total shares issued, through the private placement offering. The majority of the proceeds were used to acquire the Company’s initial infrastructure businesses and investments.

In December 2004, subsequent to the IPO, the Company purchased the following companies:

1)	North America Capital Holding Company (“NACH”) — an airport service business that is an operator of 12 fixed-based operations or FBOs (10 FBOs at acquisition date) which provide fuel, de-icing, aircraft parking, hangar and other services. The FBOs are located in various locations in the United States and the corporate headquarters are in Plano, Texas.

2)	Macquarie Airports North America, Inc. ( “MANA”) — an airport service business that is an operator of 5 FBOs and 1 heliport which provides fuel, de-icing, aircraft parking and hangar services, airport management, and other aviation services. The FBOs are located in the northeast and southern regions of the United States, and the corporate headquarters are in Baltimore, Maryland.

3)	Macquarie Americas Parking Corporation (“MAPC”) — an airport parking business that provides off-airport parking services as well as ground transportation to and from the parking facilities and the airport terminals. MAPC operates 24 off-airport parking facilities located at 15 major airports throughout the United States and maintains its headquarters in Downey, California.

4)	Macquarie District Energy Holdings, LLC (“MDEH”) — a business that provides district cooling to 98 customers in Chicago, Illinois and provides district heating and cooling to a single customer outside of downtown Chicago and to the Aladdin Resort & Casino located in Las Vegas, Nevada. MDEH maintains its headquarters in Chicago, Illinois.

5)	Macquarie Yorkshire Limited (“MYL”) — an entity that owns a 50% interest in a shadow toll road located in the United Kingdom, pursuant to a concession agreement with the U.K. government.

In December 2004, the Company also purchased an interest in Macquarie Communications Infrastructure Group (“MCG”), an investment vehicle managed by a member of the Macquarie Group that operates an Australian broadcast transmission provider and a provider of broadcast transmission and site leasing infrastructure operated in the U.K. and Republic of Ireland. The Company also purchased an indirect interest in South East Water (“SEW”), a utility company that provides water to households and industrial customers in south-eastern England.

On January 14, 2005, NACH acquired all of the membership interests in General Aviation Holdings, LLC (“GAH”), an entity that operates two FBOs in California.

The airport services, airport parking and district energy businesses are owned by the Company’s wholly-owned subsidiary, Macquarie Infrastructure Company Inc. (“MIC Inc.”), a Delaware corporation that was formed on April 13, 2004. The investments and the business that operates a toll road are owned by the Company through separate Delaware limited liability companies.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the fiscal quarter ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The consolidated balance sheet at December 31, 2004 has been derived from audited financial statements but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The interim financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K.

3. Acquisition of General Aviation Holdings, LLC

On January 14, 2005, NACH acquired all of the membership interests in General Aviation Holdings, LLC (“GAH”), which, through its subsidiaries, operates two FBOs in California, for $50.3 million (including transaction costs and working capital adjustments). The acquisition was paid for in cash through additional long-term debt borrowings of $32 million under NACH’s existing debt facility with the remainder funded by proceeds from the IPO.

NACH paid fees to the Macquarie Group for advisory services of $1 million, debt arranging services of $160,000 and equity and debt underwriting services of $913,000 provided in connection with the acquisition. The advisory fees have been capitalized and are included as part of the purchase price of the acquisition. The debt arranging fees have been deferred and amortized over the life of the relevant debt facility. The equity and debt underwriting fees have been expensed. In addition, during the fiscal quarter ended March 31, 2005, NACH reimbursed the Macquarie Group for $16,000 of out-of-pocket expenses incurred in connection with the acquisition of GAH.

The acquisition has been accounted for under the purchase method of accounting. The results of operations of GAH are included in the accompanying consolidated condensed statement of operations since January 15, 2005.

The allocation of the purchase price, including transaction costs, was as follows (in thousands):

Current assets	$1,976
Property, equipment, and leasehold improvements	12,680
Intangible assets:
Customer relationships	1,100
Airport contract rights	18,800
Non-compete agreements	1,100
Goodwill	15,519

Total assets acquired	51,175
Current liabilities	882

Net assets acquired	$50,293

The Company paid more than the fair value of the underlying net assets as a result of the expectation of its ability to earn a higher rate of return from the acquired business than would be expected if those net assets had to be acquired or developed separately. The value of the acquired intangible assets was determined by taking into account risks related to the characteristics and applications of the assets, existing and future markets and analyses of expected future cash flows to be generated by the business. The airport contract rights are being amortized on a straight-line basis over their estimated useful lives ranging from 20 to 30 years.

The Company allocated $1.1 million of the purchase price to customer relationships in accordance with EITF 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination.” The Company will amortize the amount allocated to customer relationships over a 9 year period.

The pro forma impact of GAH on the consolidated results is not significant and, therefore, this pro forma impact has not been presented.

4. Property, Equipment, Land and Leasehold Improvements

Property, equipment, land and leasehold improvements consists of the following (in thousands):

	March 31, 2005	December 31, 2004
	(unaudited)
Land	$47,017	$47,017
Easements	5,624	5,624
Buildings	30,346	30,337
Leasehold and land improvements	73,839	61,187
Machinery and equipment	126,524	125,679
Furniture and fixtures	1,362	1,247
Construction in progress	12,446	12,178
Property held for future use	1,335	1,317
Other	604	528

	299,097	285,114
Less: Accumulated depreciation	(3,591)	(370)

Property, equipment, land and leasehold improvements, net	$295,506	$284,744

5. Intangible Assets

Intangible assets consists of the following (in thousands):

		March 31, 2005		December 31, 2004
		(unaudited)
	Weighted	Gross		Gross
	Average	Carrying	Accumulated	Carrying	Accumulated
	(Years)	Value	Amortization	Value	Amortization

Contractual arrangements	36.6	$199,291	$1,635	$180,491	$179
Non-compete agreements	2.6	7,166	768	6,066	49
Customer relationships	10.4	25,590	746	24,490	34
Leasehold rights	16.3	6,509	192	6,758	17
Trade names	Indefinite	28,559	—	28,559	—
Domain names	Indefinite	7,987	—	7,987	—
Technology	5.0	460	25	460	2

		$275,562	$3,366	$254,811	$281

Amortization expense for the fiscal quarter ended March 31, 2005 totaled $3.1 million.

6. Long Term Debt

The Company capitalizes its operating businesses separately using non-recourse, project finance style debt. The Company currently has no indebtedness at the MIC LLC, Trust or MIC Inc. level.

     Long-term debt consists of the following (in thousands):

	March 31, 2005	December 31, 2004
	(unaudited)
MDE senior notes (1)	$120,000	$120,000
NACH class A notes	29,623	23,500
NACH class B notes	130,877	105,000
MANA senior debt	36,000	36,000
MAPC loan payable	125,976	126,000
MAPC loan payable	4,668	4,668

	447,144	415,168
Less: current portion	96	94

Long-term portion	$447,048	$415,074

(1)	Macquarie District Energy, Inc. (“MDE”) is a wholly owned subsidiary of MDEH.

Macquarie Bank Limited has provided $51.4 million of term loan financing to NACH which is included in NACH’s long-term debt. Interest paid on Macquarie Bank Limited’s portion of this loan for the fiscal quarter ended March 31, 2005 was $726,000 and has been included in interest expense in the accompanying consolidated condensed statement of operations.

On January 14, 2005, NACH borrowed an additional $32 million from its credit facility, in connection with the acquisition of GAH. In addition to the debt arranging fees paid to the Macquarie Group disclosed in Note 3, financing costs of $244,000 were paid by NACH in January 2005 to Macquarie Bank Limited in relation to these additional borrowings. These financing costs are included in Other assets – other, in the accompanying consolidated condensed balance sheet and are amortized over the life of the long-term debt.

7. Comprehensive Income

Total comprehensive income was $1.7 million for the fiscal quarter ended March 31, 2005. The difference between net loss of $83,000 and comprehensive income is primarily attributable to the change in fair value of interest rate swaps of $2.8 million, and an unrealized gain on marketable securities of $1.7 million, offset in part by foreign currency translation adjustments of $2.7 million.

8. Stockholders’ Equity

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

9. Reportable Segments

The Company’s operations are classified into four reportable business segments: Airport Services Business – Atlantic, Airport Services Business – AvPorts, Airport Parking Business, and District Energy Business. All of the business segments are managed separately.

The reportable segments of Airport Services Business – Atlantic and Airport Services Business – AvPorts principally derive income from fuel sales and from airport services. Airport services revenue includes fuel, de-icing, aircraft parking, airport management and other aviation services. All of the revenues of the airport services businesses are derived in the United States. The Atlantic business operates 12 FBOs, and the AvPorts business operates 5 FBOs and 1 heliport and manages 5 airports under management contracts.

The revenues from the Airport Parking Business reportable segment are included in service revenues and primarily consist of off-airport parking and ground transportation to and from the parking facilities and the airport terminals. The Airport Parking Business operates 24 off-airport parking facilities located in California, Arizona, Colorado, Texas, Georgia, Tennessee, Missouri, Pennsylvania, Connecticut, New York, New Jersey and Illinois.

The revenues from the District Energy Business reportable segment are included in service revenues and financing and equipment lease income. Included in service revenues are capacity charge revenues which relate to monthly fixed contract charges, and consumption revenues which relate to contractual rates applied to actual usage. Financing and equipment lease income relate to direct financing lease transactions and equipment leases to the Company’s various customers. The Company provides such services to buildings throughout the greater Chicago area and to the Aladdin Resort and Casino and shopping mall located in Las Vegas, Nevada.

Selected information by reportable segment is presented in the following tables (in thousands):

Revenue from external customers for the Company’s segments for the fiscal quarter ended March 31, 2005 are as follows:

			Airport	District
	Atlantic	AvPorts	Parking	Energy	Total
Revenue from Product Sales
Fuel sales	$22,828	$7,559	$—	$—	$30,387

	22,828	7,559	—	—	30,387

Service Revenue
De-icing revenue	—	2,271	—	—	2,271
Other services	8,805	3,481	—	553	12,839
Cooling capacity revenue	—	—	—	4,059	4,059
Cooling consumption revenue	—	—	—	1,528	1,528
Parking services	—	—	13,309	—	13,309

	8,805	5,752	13,309	6,140	34,006

Financing and Lease Income
Financing and equipment lease	—	—	—	1,342	1,342

	—	—	—	1,342	1,342

Total Revenue	$31,633	$13,311	$13,309	$7,482	$65,735

Financial data by reportable business segments are as follows (in thousands):

	For the Fiscal Quarter Ended March 31, 2005				At March 31, 2005
	(unaudited)				(unaudited)
					Property,
					Equipment, Land
					and
	Segment	Interest	Depreciation/	Capital	Leasehold	Total
	Profit(1)	Expense	Amortization(2)	Expenditures(3)	Improvements	Assets
Airport Services – Atlantic	$18,242	$2,683	$2,697	$519	$57,810	$376,440
Airport Services – AvPorts	7,280	784	769	78	20,183	92,556
Airport Parking	3,203	2,126	1,112	469	66,970	205,494
District Energy	2,660	2,194	1,728	251	150,543	252,718

Total	$31,385	$7,787	$6,306	$1,317	$295,506	$927,208

The above table does not include financial data for our equity and cost investments.

(1)	Segment profit includes revenues less cost of sales. For the Airport Parking and District Energy businesses, depreciation expense of $503,000 and $1.4 million respectively, are included in cost of sales.

(2)	Includes depreciation expense of property, equipment and leasehold improvements and amortization of intangible assets. Includes depreciation expense for the Airport Parking and District Energy businesses which has also been included in segment profit.

(3)	Includes acquisition of property and equipment under capital leases of $438,000.

Reconciliation of total reportable segment assets to total consolidated assets at March 31, 2005 (in thousands):

Total reportable segment of assets	$927,208
Equity and cost investments:
Investment in Yorkshire Link	76,978
Investment in SEW	38,786
Investment in MCG	72,130
Corporate and other	366,783
Less: Consolidation entries	(238,277)

Total consolidated assets	$1,243,608

Reconciliation of total reportable segment profit to total consolidated loss before income taxes and minority interests for the period January 1, 2005 to March 31, 2005 (in thousands):

Total reportable segment profit	$31,385
Selling, general and administrative expenses	(19,163)
Fees to Manager	(1,943)
Depreciation and amortization (1)	(4,412)

5,867
Other expense, net	(5,921)

Total consolidated loss before income taxes and minority interests	$(54)

(1)	Does not include depreciation expense for the Airport Parking and District Energy businesses which are included in total reportable segment profit.

10. Related Party Transactions

Management Services Agreement with Macquarie Infrastructure Management (USA) Inc. (“MIMUSA”)

The Company entered into a management services agreement (“Management Agreement”) with MIMUSA dated December 21, 2004 pursuant to which MIMUSA manages the Company’s day-to-day operations and oversees the management teams of the Company’s operating businesses. In addition, MIMUSA has seconded a Chief Executive Officer and a Chief Financial Officer to the Company and makes other personnel available as required.

In accordance with the Management Agreement, MIMUSA is entitled to a quarterly base management fee based primarily on the Trust’s market capitalization and a performance fee, as defined, based on the performance of the trust stock relative to a benchmark index. For the fiscal quarter ended March 31, 2005, a base management fee of $1.9 million was payable to MIMUSA. There were no performance fees payable to MIMUSA for the fiscal quarter ended March 31, 2005.

Advisory and Other Services from the Macquarie Group

During the fiscal quarter ended March 31, 2005, the Macquarie Group, through its wholly-owned group company, Macquarie Securities (USA) Inc., provided various advisory services and incurred expenses in connection with the acquisition of GAH and the associated debt required for this acquisition. Details on the amounts paid to the Macquarie Group in connection with these services are disclosed in Note 3.

Related Party Loans

Macquarie Bank Limited has extended a loan to a subsidiary within our group. Details on this loan are disclosed in Note 6.

11. Income Taxes

Macquarie Infrastructure Company Trust is classified as a grantor trust for U.S. federal income tax purposes, and therefore is not subject to income taxes. Macquarie Infrastructure Company LLC is treated as a partnership for U.S. federal income tax purposes and is also not subject to income taxes. MIC Inc. and its wholly-owned subsidiaries are subject to income taxes.

The Company records its income taxes in accordance with SFAS 109 “Accounting for Income Taxes”. For the fiscal quarter ended March 31, 2005, MIC Inc. had a consolidated book loss of $701,000. Due to the lack of operating history, we have applied a full valuation allowance on this loss.

12. Legal Proceedings and Contingencies

The following discussion supplements the legal proceedings described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Saur International had been engaged by SEW, then owned by Saur UK and part of the Bouygues Group, to develop and implement a new billing system for SEW, for completion by the end of 2004. Following extended delays and technical problems with the software, SEW notified Saur International of its intention to terminate the project in December 2004. By the end of January 2005, the parties were unable to reach agreement or agree to mediate the dispute.

In March 2005, SEW initiated a claim against Saur International through arbitration with the International Chamber of Commerce in France for £13.2 million to recover amounts paid to Saur International for the purchase of the customer billing system and costs incurred as a result of having to terminate the project. On April 4, 2005, SEW was notified that Saur International had responded with a counterclaim of €6.1 million allegedly representing unpaid invoices, damages suffered and costs incurred.

On April 14, 2005, James and Catherine Dinnall filed a complaint in the Superior Court of New Jersey, Essex County, naming several defendants, including Atlantic Aviation Services, Inc. and AvPorts, Inc., based on injuries allegedly suffered when a Challenger CL-600 aircraft failed to ascend during take off from the Teterboro Airport and ran off of the runway, the airport grounds, onto and across a public highway. The complaint alleges, among other things, negligence in the inspection, service and maintenance of the aircraft and in permitting an allegedly unfit aircraft to be used on the runway. The complaint seeks an unspecified amount of compensatory and punitive damages and costs of suit. Although it is not possible to predict the outcome of the litigation at this early stage, the company believes it has a strong defense. Atlantic did not service the aircraft in question. AvPorts, which manages the Teterboro Airport, understands, based on a preliminary FAA investigation, that there is no evidence to suggest that pavement surface or any other condition at the airport was a contributing factor.

13. Subsequent Events

On April 19, 2005, the Company issued 433,001 shares of trust stock to MIMUSA as consideration for the $12.1 million performance fee due for the fiscal quarter ended December 31, 2004.

On May 14, 2005, our board of directors declared a dividend of $0.50 per share for the quarter ended March 31, 2005, and an additional dividend of $0.0877 per share for the period ended December 31, 2004. The dividend payments will be made to holders of record on June 2, 2005.

NORTH AMERICA CAPITAL HOLDING COMPANY
(Predecessor to Macquarie Infrastructure Company Trust and Successor to Executive Air Support, Inc.)

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2004
(Unaudited)
($ in thousands)

Revenues
Fuel revenue	$17,787
Service revenue	6,681

Total revenue	24,468
Cost of revenue — fuel	9,068
Cost of revenue — service	661

Gross profit	14,739
Selling, general, and administrative expenses	9,356
Depreciation	535
Amortization	366

Operating profit	4,482
Other income (expense):
Other expense	(5,220)
Interest expense	(1,098)
Interest income	7

Loss before income taxes	(1,829)
Benefit for income taxes	(732)

Net loss	$(1,097)

Net loss applicable to common stockholders:
Net loss	$(1,097)
Less: Preferred stock dividends	(1,340)

Net loss applicable to common stockholders	$(2,437)

See accompanying note to the consolidated condensed financial statements.

NORTH AMERICA CAPITAL HOLDING COMPANY
(Predecessor to Macquarie Infrastructure Company Trust and Successor to Executive Air Support, Inc.)

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2004
(Unaudited)
($ in thousands)

Cash flows from operating activities:
Net loss	$(1,097)
Adjustments to reconcile net loss to net cash provided by operating activities:
Fair value adjustment for outstanding warrant liability	5,201
Depreciation and amortization	901
Noncash interest expense and other	153
Deferred taxes	(1,449)
Changes in assets and liabilities:
Accounts receivable	(715)
Prepaid expenses and other	710
Accounts payable	126
Deferred hanger rent	(22)
Taxes payable	1,185
Accrued liabilities	(273)

Net cash provided by operating activities	4,720

Cash flows from investing activities:
Capital expenditures	(940)
Deposits	(71)
Other assets	127

Net cash used in investing activities	(884)

Cash flows from financing activities:
Payment on short-term note payable	(2,349)
Payment of long-term debt, net	(1,266)
Borrowings from revolving credit agreement	(1,000)

Net cash used in financing activities	(4,615)

Decrease in cash and cash equivalents	(779)
Cash and cash equivalents, beginning of period	2,438

Cash and cash equivalents, end of period	$1,659

See accompanying note to the consolidated condensed financial statements.

NORTH AMERICA CAPITAL HOLDING COMPANY
(Predecessor to Macquarie Infrastructure Company Trust and Successor to Executive Air Support, Inc.)

NOTE TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.	North America Capital Holding Company is the predecessor company to Macquarie Infrastructure Company Trust and is the successor to Executive Air Support, Inc. In accordance with SEC disclosure requirements we have included a consolidated condensed statement of operations and a consolidated condensed statement of cash flows for the three months ended March 31, 2004. We have omitted all financial notes relating to these accompanying statements, as such information can be found in the previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the company should be read in conjunction with the consolidated condensed financial statements and the notes to those statements included elsewhere herein. This discussion contains forward looking statements that involve risks and uncertainties and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify such forward-looking statements. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Unless required by law, we can undertake no obligation to update forward-looking statements. Readers should also carefully review the risk factors set forth in other reports and documents filed from time to time with the SEC.

Except as otherwise specified, “Macquarie Infrastructure Company,” “we,” “us,” and “our” refer to both the Trust and the Company and its subsidiaries together. Macquarie Infrastructure Management (USA) Inc., which we refer to as our Manager or “MIMUSA”, is part of the Macquarie Group of companies, which we refer to as the Macquarie Group, which comprises Macquarie Bank Limited and its subsidiaries and affiliates worldwide. Macquarie Bank Limited is headquartered in Australia and is listed on the Australian Stock Exchange.

GENERAL

Macquarie Infrastructure Company Trust (the “Trust”), a Delaware statutory trust, was formed on April 13, 2004. Macquarie Infrastructure Company LLC (the “Company”), a Delaware limited liability company, was also formed on April 13, 2004. The Trust is the sole holder of 100% of the LLC interests of the Company. Prior to December 21, 2004, the Trust was a wholly-owned subsidiary of MIMUSA.

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

On December 21, 2004, we completed our initial public offering (“IPO”) and concurrent private placement, issuing a total of 26,610,000 shares of trust stock at a price of $25.00 per share. Total gross proceeds were $665,250,000, before offering costs and underwriting fees at March 31, 2005 of $51,721,449. MIMUSA purchased two million shares ($50 million) of the total shares outstanding, through a private placement. The majority of the proceeds were used to acquire our initial infrastructure businesses and investment.

We acquired the Atlantic, AvPorts, Thermal Chicago, Northwind Aladdin and Macquarie Yorkshire businesses and made our investments in South East Water (“SEW”) and Macquarie Communications Infrastructure Group (“MCG”) on December 22, 2004 and acquired our interest in Macquarie Parking on December 23, 2004. These acquisitions were effected by purchasing the shares of North America Capital Holding Company (“NACH”), Macquarie Airports North America, Inc. (“MANA”), Macquarie District Energy Holdings, LLC (“MDEH”), Macquarie Americas Parking Corporation (“MAPC”), Macquarie Yorkshire Limited (“MYL”), stapled securities in MCG and ordinary shares and Preferred Equity Certificates, or PECs, in Macquarie Luxembourg. On January 14, 2005 we acquired General Aviation Holdings, LLC (“GAH”), which became a subsidiary of NACH. Consequently, the results of GAH from the date of its acquisition are reflected in NACH’s results of operations for the quarter ended March 31, 2005.

The purchases of Atlantic, AvPorts, Thermal Chicago, Northwind Aladdin, Macquarie Parking and GAH were recorded by us using the purchase method of accounting, due to our ability to control each business. MCG is accounted for as an available for sale investment and SEW is recorded under the cost method of accounting. Macquarie Yorkshire, through its 50% ownership of Connect M1-A1 Holdings Limited, or CHL, effectively owns 50% of Connect M1-A1 Limited. Our investment in CHL is accounted for under the equity method of accounting.

We are dependent upon cash distributions from our businesses and investments to meet our corporate overhead and management fee expenses and to pay dividends. We expect to receive dividends from our airport services business, airport parking business and district energy business through our directly owned holding company Macquarie Infrastructure Company Inc. (“MIC Inc.”) for all of our businesses based in the United States. We will receive interest and principal on our subordinated loans to, and dividends from, our toll road business and dividends from our investments in MCG and SEW through directly owned holding companies that we have formed to hold our interest in each business and investment.

Distributions received from our businesses and investments by the above-mentioned directly owned subsidiaries of the Company, net of any tax payable by these subsidiaries, are available first to meet management fees and corporate overhead expenses of these subsidiaries, the Company and the Trust and then to fund dividend payments by the Company to the Trust and then to holders of Trust stock. Base and performance management fees payable to our Manager are allocated between the Company and the directly owned subsidiaries based on the Company’s internal allocation policy.

On May 14, 2005 our Board of Directors declared a dividend of $0.50 per share for the quarter ended March 31, 2005, and an additional dividend of $0.0877 per share for the period ended December 31, 2004. The dividend payments will be made to holders of record on June 2, 2005.

RESULTS OF OPERATIONS

We acquired our businesses and investments in December, 2004 and January, 2005 and therefore cannot provide a comparison between our consolidated results for the first quarter of 2005 with any prior period. We have provided a comparison of the results of our operations by business segment for the quarter ended March 31, 2005 with the results of those businesses and investments (unconsolidated) for the quarter ended March 31, 2004.

Our consolidated results of operations are summarized below (in thousands):

Quarter Ended
March 31, 2005
Revenues
Revenue from fuel sales	$30,387
Service revenue	34,006
Financing and equipment lease income	1,342

65,735

Costs and expenses
Cost of fuel sales	17,095
Cost of services	17,256
Selling, general and administrative expenses	19,162
Fees to manager	1,943
Depreciation expense	1,327
Amortization of intangibles	3,085

59,868

Operating income	5,867

Other income (expense)
Interest income	1,099
Interest expense	(7,758)
Equity in income and amortization charges of investee	1,653
Other expense, net	(915)

Net loss before income taxes and minority interests	(54)
Income taxes	—

Net loss before minority interests	(54)

Minority interests	29

Net loss	$(83)

We recognized a net loss of $83,000 in the first quarter of 2005. Our airport services business contributed $1.4 million of net income. We recorded a further $1.7 million net income from our 50% equity investment in CHL, net of amortization of $1.2 million.

Offsetting these positive results were net losses of approximately $412,000 and $762,000 at the airport parking and district energy businesses, respectively. These losses were primarily due to increased direct expenses in the airport parking business associated with the new locations opening during late 2004, increased interest expense for the district energy business arising from the funding for the acquisitions of Thermal Chicago and Northwind Aladdin, and increased depreciation expense in the district energy business resulting from the increase in fair value of assets due to the acquisitions. We also recorded $1.9 million in base management fees earned by our Manager.

We have included EBITDA, a non-GAAP financial measure, on both a consolidated basis as well as for each segment as we consider it to be an important measure of our overall performance. We believe EBITDA provides additional insight into the performance of our operating companies and our ability to service our obligations and support our ongoing dividend policy.

A reconciliation of net loss to earnings before interest, taxes, depreciation and amortization (“EBITDA”) is provided below (in thousands):

Quarter Ended
March 31, 2005
Net loss	$(83)
Interest expense, net	6,659
Income taxes	—
Depreciation (1)	3,221
Amortization (2)	3,085

EBITDA	$12,882

(1)	Includes depreciation expense of $503,000 for the airport parking business and $1.4 million for the district energy business which is included in cost of services on our consolidated condensed statement of operations.
(2)	Does not include $1.2 million related to intangible assets acquired in connection with our acquisition of our toll road business.

BUSINESS SEGMENT OPERATIONS

Airport Services Business

     NACH (Atlantic)

The following section summarizes the historical consolidated financial performance of NACH for the quarter ended March 31, 2005. The comparative quarter ended March 31, 2004 represents the results of operations of EAS, the holding company for Atlantic. The 2005 first quarter results also include the operating results of GAH from the acquisition date of January 14, 2005.

	Quarter	Quarter
	Ended	Ended
	March 31, 2005	March 31, 2004
	($ in thousands)
Fuel revenue	$22,828	$17,787
Non-fuel revenue	8,805	6,681

Total revenue	31,633	24,468

Cost of revenue — fuel	12,581	9,068
Cost of revenue — non-fuel	810	661

Total cost of revenue	13,391	9,729

Fuel gross profit	10,247	8,719
Non-fuel gross profit	7,995	6,020

Gross profit	18,242	14,739

Selling, general and administrative expenses	(10,666)	(9,356)
Depreciation and amortization	(2,697)	(901)

Operating income	4,879	4,482
Other expense	(920)	(5,220)
Interest expense, net	(2,640)	(1,091)
(Provision) benefit for income taxes	(632)	732

Net income (loss)	$687	$(1,097)

Reconciliation of net income (loss) to EBITDA
Interest expense, net	2,640	1,091
Provision (benefit) for income taxes	632	(732)
Depreciation and amortization	2,697	901

EBITDA	$6,656	$163

     Quarter Ended March 31, 2005 Compared to Quarter Ended March 31, 2004

     Key Operating Results

Key factors influencing the quarter ended March 31, 2005 were as follows:

•	Contribution of strong operating results from two new California FBOs acquired in January 2005
•	Jet fuel volumes at existing locations increased by 3.2% excluding contract conversions
•	Conversion of two key customers to into-plane fueling contracts
•	Non-renewal of one into-plane customer at one location in July 2004

     Fuel Revenue and Fuel Gross Profit

In the first quarter 2005, the inclusion of GAH since January 15, 2005 increased fuel volumes by 24.8%. This increase was offset primarily by the conversion to into-plane contracts (as described below) which contributed to a 17.4% decline in jet fuel volume. Excluding volume declines caused by these contract conversions, fuel volumes at existing locations increased by 3.2%. As a result, our overall jet fuel volume increased 10.5% compared to the first quarter 2004.

During the second half of 2004, NACH renegotiated certain fuel supply contracts with two large customers. These customers converted from regular fuel sales to contracts where Atlantic delivers customer-owned fuel to the customers for a specified fee. These arrangements are known as “into-plane” fueling. For accounting purposes revenue and gross profit from into-plane fueling is classified in our results as non-fuel revenue and non-fuel gross profit. The reclassification of revenue and gross profit derived from these large customers from fuel to non-fuel affects the comparison of the 2005 first quarter results with the 2004 first quarter results. Revenue in particular is not comparable as into-plane records only the fee, but does not record the cost of fuel as part of revenue. This reflects the fact that Atlantic is not taking any commodity risk with respect to fuel and is only providing a service.

We earned $22.8 million in fuel revenue during the first quarter of 2005, a $5 million increase over the first quarter of 2004. $3.2 million of this increase was attributable to a 15.9% increase in average jet fuel prices and $1.8 million was attributable to an overall increase of 10.5% in jet fuel volume sold as discussed above.

We earned $10.2 million in fuel gross profit during the first quarter of 2005, a $1.5 million increase over the first quarter of 2004. $588,000 of this increase was attributable to an increase in average dollar fuel margins and $941,000 was attributable to an overall increase in jet fuel volumes sold as discussed above. GAH contributed $2.4 million to the increase in fuel gross profit. Excluding GAH, fuel gross profit decreased by $842,000 due to the decrease in fuel volumes from the conversion to into-plane contracts ($1.5 million), which is now classified as part of non-fuel gross profit, offset by an increase in average dollar fuel margins and an increase in gallons sold to other customers. We generally pursue a strategy of keeping margins steady and thereby pass any increase in fuel prices to the customer. As a result, as fuel prices increase our profit margin, in percentage terms will decrease.

     Non-Fuel Revenue and Non-Fuel Gross Profit

Non-fuel revenue increased by $2.1 million to $8.8 million, a 31.8% increase, and non-fuel gross profit increased by $2 million to $8 million. Part of this increase was due to the addition of GAH, which contributed $1.2 million of revenue and $1 million of profit. Excluding GAH and the conversion to into-plane revenue discussed above, non-fuel revenues and profits decreased due to the non-renewal of an into-plane contract at one of our locations in July 2004 which had only been partially replaced with retail fuel customers in the first quarter of 2005, offset by increased hangar rental revenue due to new rental arrangements at one of our locations.

Our gross profit, comprising of our fuel gross profit and non-fuel gross profit, was $18.2 million for the first quarter of 2005, a 23.8% increase over the first quarter of 2004. GAH contributed $3.4 million to the increase. Excluding GAH, gross profit remained relatively flat.

     Selling, General and Administrative Expenses

Selling, general and administrative expenses were $10.7 million for the first quarter of 2005, an increase of $1.3 million. GAH contributed $1.5 million to increased selling, general and administrative expenses. Excluding GAH, expenses declined by $213,000 or 2.3% from the first quarter of 2004. The decrease was largely attributable to lower head office labor expenses and a reduction in marketing expenses due to more selective customer targeting in print advertising. These decreases were partially offset by higher professional service fees due to the accelerated timing of the year end audit.

     Depreciation and Amortization

Depreciation and amortization expense increased by $1.8 million, reflecting the increase in fair value of Atlantic’s net assets upon the acquisition of Atlantic by NACH.

     Operating Income

Operating income increased by $397,000 in the first quarter of 2005 largely due the acquisition of GAH, partially offset by higher depreciation and amortization expense.

     Other Expense

Other expense in the first quarter 2004 results consisted of $5.2 million in expense attributable to then outstanding warrants that were subsequently cancelled in connection with the acquisition of Atlantic by NACH, which are non recurring. Other expense in the first quarter of 2005 included $913,000 in underwriting fees incurred in relation to the acquisition of GAH which were funded through the proceeds of the offering.

     Interest Expense, Net

Net interest expense increased by $1.5 million due to the increase in the level of debt incurred after NACH’s acquisition of Atlantic and the acquisition of GAH in the first quarter of 2005. NACH’s current debt balance is $160.5 million, of which 75% is hedged until October 2009 through interest rate swaps.

     Net Income (Loss)

Atlantic’s net income for the first quarter of 2005 was $687,000, an increase of $1.8 million over the first quarter of 2004 largely as a result of higher operating income and the significant decrease in other expense.

     EBITDA

NACH earned $6.7 million in EBITDA in the first quarter of 2005, an increase of $6.5 million. This increase was due to a number of factors. First quarter 2004 EBITDA was impacted by the inclusion of acquisition related expenses of $5.2 million compared to $913,000 in the first quarter of 2005. In addition, 2005 includes the purchase of GAH, which contributed $1.9 million to EBITDA. Excluding the impact of GAH and the acquisition costs, EBITDA would have increased by 5.6% or $303,000, largely due to an increase in fuel gross profit and reductions in marketing expenses and lower head office labor expenses and despite lost revenue from the non-renewal of an into-plane contract.

     MANA (AvPorts)

The following table summarizes the historical consolidated financial performance of MANA for the quarter ended March 31, 2005 and for the quarter ended March 31, 2004. MANA was acquired by us on December 22, 2004 and the 2005 results of operations reflect our new basis in the acquired assets.

	Quarter Ended	Quarter Ended
	March 31, 2005	March 31, 2004
	($ in thousands)
Fuel revenue	$7,559	$6,265
Non-fuel revenue	5,752	4,863

Total revenue	13,311	11,128

Cost of revenue — fuel	4,514	3,071
Cost of revenue — non-fuel	1,517	1,352

Total cost of revenue	6,031	4,423

Fuel gross profit	3,045	3,194
Non-fuel gross profit	4,235	3,511

Gross profit	7,280	6,705
Selling, general and administrative expenses	(4,518)	(4,061)
Depreciation and amortization	(769)	(1,583)

Operating income	1,993	1,061
Interest expense, net	(784)	(916)
Other expense	(2)	(10)
Provision for income taxes	(511)	(151)

Net income (loss)	$696	$(16)

Reconciliation of net income (loss) to EBITDA
Interest expense, net	784	916
Provision for income taxes	511	151
Depreciation and amortization	769	1,583

EBITDA	$2,760	$2,634

     Quarter Ended March 31, 2005 Compared to Quarter Ended March 31, 2004

     Key Operating Results

Key factors influencing the quarter ended March 31, 2005 were as follows:

•	Strong de-icing revenues as a result of the cold winter in the northeast
•	Jet fuel volume increased 3.1% compared to the same period last year
•	Average jet fuel dollar margins decreased due to a non-cash inventory adjustment

     Fuel Revenue and Fuel Gross Profit

MANA earned $7.6 million in fuel revenue during the first quarter of 2005, an increase of $1.3 million. $195,000 of the fuel revenue increase was attributable to a 3.1% increase in gallons of jet fuel sold. $1.1 million was attributable to an increase in jet fuel prices.

Fuel gross profit decreased by 4.7% in the first quarter of 2005, due primarily to a 6.4% decrease in average jet fuel dollar margin per gallon, which reduced fuel gross profit by $196,000. This was largely due to higher margins in the first quarter of 2004 resulting from a non-cash accounting adjustment to inventory values which lowered cost of sales in that quarter. Absent this adjustment, average jet fuel margins would have increased 2.7% period over period. Volumes of jet fuel sold increased 3.1% as a result of an increase in the general aviation activity at most locations. This increase contributed $85,000 to fuel gross profit.

     Non-Fuel Revenue and Non-Fuel Gross Profit

MANA’s $889,000 increase in non-fuel revenue to $5.8 million, resulted largely from an increase in commercial de-icing revenue at our northeast locations due to colder weather conditions. This also produced the $724,000 increase in non-fuel gross profit.

     Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $457,000, or 11%, largely due to a $258,000 increase in professional fees. Audit fees were higher due to additional expenses related to being part of a consolidated public company as well as earlier timing of the audit in 2005. Legal fees also increased due to our review of selected opportunities at our locations which will normalize through the year. Also contributing to the increase, insurance costs increased by $67,000 due to an increase in the amount accrued for workers compensation insurance. The remaining $132,000 increase was largely due to the increase in fuel volume sold at AvPorts’ FBOs.

     Depreciation and Amortization

Depreciation and amortization expense decreased by $814,000 due to lower amortization for a non-compete agreement. At the time of MANA’s acquisition of AvPorts in November 2002, MANA paid $7.5 million to the vendor under an agreement that precluded the vendor from competing with MANA. This non-compete agreement was amortized over two years, ending in November 2004.

     Operating Income

Operating income increased by $932,000 in the first quarter of 2005 due to a combination of increases in non-fuel gross profit and lower amortization expense, offset by higher selling, general and administrative expenses.

     Interest Expense, Net

MANA’s interest expense decreased by $132,000. Senior debt interest expense included non-cash amortization of debt issuance costs of $165,000 in the first quarter of 2004, which was eliminated as part of our acquisition of MANA. MANA’s current debt balance is $36 million, of which 75% is hedged until November 2007 through interest rate swaps. Interest expense in the first quarter of 2005 included $294,000 of interest payable on the subordinated debt issued by MANA, which we own. Since we consolidate MANA, the interest expense for this subordinated debt is eliminated from our consolidated condensed financial statements.

     Net Income (Loss)

MANA’s net income for the quarter ended March 31, 2005 was $696,000, an increase of $712,000 over the first quarter of 2004 as a result of higher gross profit and lower amortization expense, offset by higher income tax expense due to the increase in operating income.

     EBITDA

MANA earned $2.8 million in EBITDA in the first quarter of 2005, an increase of $126,000. This was due to de-icing revenue, which led to higher gross profit despite lower dollar jet fuel margins. These increases were offset by increases in selling, general and administrative expenses due to the increased fuel volumes sold, higher professional and audit fees and higher insurance costs.

Airport Parking Business

The following table summarizes the historical consolidated financial performance of MAPC for the quarter ended March 31, 2005, and the quarter ended March 31, 2004. MAPC was acquired by us on December 23, 2004 and the 2005 results of operations reflect our new basis in the acquired assets.

	Quarter Ended	Quarter Ended
	March 31, 2005	March 31, 2004
	($ in thousands)
Revenue	$13,309	$12,156
Direct expenses (1)	10,106	8,400

Gross profit	3,203	3,756
Selling, general and administrative expenses	(955)	(916)
Amortization of intangibles	(609)	(781)

Operating income	1,639	2,059
Interest expense, net	(2,114)	(1,971)
Other expense	(25)	—
Provision for income taxes	—	—
Minority interest in loss (income) of consolidated subsidiaries	88	(27)

Net (loss) income	$(412)	$61

Reconciliation of net (loss) income to EBITDA
Interest expense, net	2,114	1,971
Provision for income taxes	—	—
Depreciation	503	559
Amortization of intangibles	609	781

EBITDA	$2,814	$3,372

(1)	Includes depreciation expense of $503,000 and $559,000 for the quarters ended March 31, 2005 and 2004, respectively.

     Quarter Ended March 31, 2005 Compared to Quarter Ended March 31, 2004

     Key Operating Results

Key factors influencing the quarter ended March 31, 2005 were as follows:

•	Customers using our existing parking facilities increased by 8.3% compared to the same period in 2004
•	Marketing initiatives focused on growing customers through discount pricing-review of pricing policy and discounts underway
•	Lower EBITDA primarily reflects costs of development of new locations, increasing our national network

     Revenue

MAPC revenue in the quarter ended March 31, 2005 of $13.3 million was 9.5% higher than in the quarter ended March 31, 2004 due to growth from our pre-existing sites, which increased by 5.3% or $600,000. This was due to the results of our marketing initiatives and an overall increase in air passenger traffic at airports at which the business operates. Revenues from the development of new locations at Oakland, St. Louis and Newark for the 2005 quarter were $769,000. Revenue in the first quarter of 2004 included $250,000 from the early termination of a long-term employee lot agreement at our Oakland location.

Average daily “overnight” occupancy increased from approximately 13,100 vehicles in the quarter ended March 31, 2004 to approximately 14,675 vehicles in the quarter ended March 31, 2005, an increase of 12%. Growth in existing sites was 5.1%. This measure represents the occupancy at the lowest point of the day and does not reflect turnover and intra-day activity. We also measure the total number of “cars out” which represents the number of customers who arrive and depart within the quarter. For the quarter ended March 31, 2005 the total number of cars out was 351,000. The number of cars out at existing locations in the quarter ended March 31, 2005 was 8.3% higher than the same period in 2004.

Although the number of cars using our facilities has increased over 2004 at the majority of our locations, our airport parking business has sufficient capacity to accommodate further growth. At locations where we are operating at peak capacity intra day, we are exploring our available options to expand capacity of these locations, including additional overflow facilities and the use of car lifts.

We are also reviewing our pricing policies and will seek to increase fees or reduce discounts where feasible. On average we have offered discounts to customers of up to 50%, depending on the service provided compared to similar services offered by other airport facilities.

     Direct Expenses

Direct expenses for the quarter ended March 31, 2005 increased by $1.7 million to $10.1 million mainly due to costs associated with developing additional locations in Oakland, Newark and St. Louis aggregating $1.3 million. Direct expenses at pre-existing locations increased by 5.1% or $430,000, as a result of increased staffing and shuttle bus expenses reflecting our increased occupancy levels. This included an additional $280,000 in rent expense from securing our 30 year lease at our Hartford location. This increase is classified as rent in excess of lease and is a non-cash item. Total non-cash rental expense in the quarter ended March 31, 2005 was $500,000.

     Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $39,000 as a result of salary increases and our institution of a national operations team to facilitate the sharing of ideas and solutions across locations. This is an integral part of our strategy, to increase cash flow at existing sites as well as integrate new sites effectively.

     Amortization of Intangibles

Amortization decreased largely as a result of the accelerated amortization of customer contracts which expired in 2004, partially offset by an increase in the fair value of the assets acquired when MAPC was purchased by us on December 23, 2004.

     Interest Expense, Net

Interest expense in 2005 increased due to higher LIBOR rates, partially offset by the elimination of deferred finance cost amortization resulting from our acquisition.

     Net Loss (Income)

Our parking business recorded a net loss for the quarter ended March 31, 2005 of $412,000 compared to a profit of $61,000 for the quarter ended March 31, 2004. As discussed above this was due to the new locations in Oakland and Newark, a non-recurring revenue from cash settlement of the early termination of a customer lease in the first quarter of 2004 and additional non-cash rental expense associated with securing a 30 year lease at our Hartford location.

     EBITDA

Our EBITDA in the quarter ended March 31, 2005 was $2.8 million, a $558,000 decrease from the quarter ended March 31, 2004. This decrease results primarily from operating costs in 2005 and non-recurring revenue from the first quarter of 2004. $450,000 of the decrease in EBITDA in first quarter 2005 is associated with developing new locations in Oakland and Newark, and $250,000 results from additional revenue from an early termination settlement fee for an employee lot in the first quarter 2004. In addition, our non-cash rental expense for our Hartford location increased by $280,000 in the first quarter 2005.

District Energy Business

The following table compares the historical consolidated financial performance of MDEH for the quarter ended March 31, 2005 to the quarter ended March 31, 2004, where we have combined the following results of operations:

•	the predecessor Thermal Chicago Corporation from January 1, 2004 through March 31, 2004, prior to its indirect acquisition by MDEH; and

•	MDEH from January 1, 2004 through March 31, 2004.

The quarter ended March 31, 2005 also includes the results of operations of ETT Nevada Inc. (“ETT Nevada”), the 75% owner of Northwind Aladdin LLC, which was indirectly acquired by MDEH in September 2004.

	Quarter Ended	Quarter Ended
	March 31, 2005	March 31, 2004
	($ in thousands)
Cooling capacity revenue	$4,059	$4,057
Cooling consumption revenue	1,528	1,275
Other revenue	553	259
Finance lease revenue	1,342	336

Total revenue	7,482	5,927

Direct expenses — electricity	1,023	642
Direct expenses — other (1)	3,800	2,782

Direct expenses — total	4,823	3,424

Gross profit	2,659	2,503
Selling, general and administrative expenses	(857)	(876)
Amortization of intangibles	(337)	(28)

Operating income	1,465	1,599
Interest expense, net	(2,142)	(1,077)
Other income	32	52
Provision for income taxes	—	(472)
Minority interest	(117)	—

Net (loss) income	$(762)	$102

Reconciliation of net (loss) income to EBITDA
Interest expense, net	2,142	1,077
Provision for income taxes	—	472
Depreciation	1,391	712
Amortization of intangibles	337	28

EBITDA	$3,108	$2,391

(1)	Includes depreciation expense of $1.4 million and $712,000 for the quarters ended March 31, 2005 and 2004, respectively.

     Quarter Ended March 31, 2005 Compared to Quarter Ended March 31, 2004

     Key Operating Results

Key factors influencing the quarter ended March 31, 2005 were as follows:

•	Capacity revenue increased in-line with inflation, offset by a one-time credit to a customer
•	Cooling consumption revenue is lower during the colder months of the year
•	Excluding ETT Nevada, consumption ton-hours were 5.6% lower due to typical variations in customer usage patterns which have a greater impact in the colder months
•	EBITDA was 30% higher due to the inclusion of ETT Nevada
•	Excluding ETT Nevada, EBITDA was 7.3% lower largely due to increased electricity costs and lower consumption revenue.

     Revenue

Revenue increased by approximately $1.6 million in the first quarter of 2005. $1.7 million of the increase was due to the inclusion of ETT Nevada, $384,000 of which is included in cooling consumption revenue, $1 million of which is included in finance lease revenue and $258,000 of which is included in other revenue. Excluding ETT Nevada, revenue declined by $103,000 from the first quarter of 2004 primarily due to a decrease in consumption ton-hours sold of 672,000 or 5.6%. This was partly offset by scheduled increases in contract consumption payments. First quarter consumption represents less than 10% of total annual consumption. A majority of consumption revenue is received in the third quarter of the calendar year, and variations in consumption, which are not unusual, have a greater impact in the colder months. Capacity revenue was in line with the prior period due to the annual inflation-related increases of contract capacity payments in accordance with the terms of existing customer contracts offset by a one-time credit to a customer.

     Direct Expenses

Direct expenses increased by approximately $1.4 million in the first quarter of 2005. $549,000 of the increase relates to ETT Nevada and additional depreciation expense of $679,000 as a result of the increase in the fair value of the assets when Thermal Chicago was acquired by MDEH on June 30, 2004. Direct expenses, excluding ETT Nevada and depreciation, increased by $171,000, or 6.3% compared to the first quarter of 2004. Direct expenses for electricity, our largest cost outside of depreciation, represented $164,000 of this increase despite a decrease in consumption revenues due to increased charges for electricity. $84,000 of the increase resulted from new transmission charges passed on to us beginning in May 2004 by the one electricity supplier that provides power under a retail energy supply contract. Our other electricity purchases are made under bundled rate plans or terms and transmission charges are not passed on to us. The terms of our customer contracts do not permit us to pass through these added transmission charges to our customers. For a further discussion of the pricing terms in our customer contracts, see “Our Businesses and Investments—District Energy Business—Business – Thermal Chicago—Contract Pricing” in Part I, Item I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The remaining increase was mostly due to greater accuracy in accruing for estimated electricity charges in first quarter of 2005. Direct costs for labor also increased by $63,000 due to scheduled higher wages and benefits for union workers.

     Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by approximately $19,000 in the first quarter of 2005. Excluding ETT Nevada’s expense of $101,000, selling, general and administrative expenses decreased by $120,000 from the first quarter of 2004 due to the absence of expenses related to the sale of Thermal Chicago by Exelon in 2004.

     Amortization of Intangibles

Amortization increased by $309,000 largely as a result of the increase in the fair value of the intangible assets when Thermal Chicago was acquired by MDEH on June 30, 2004.

     Interest Expense, Net

Interest expense increased by approximately $1 million in the first quarter of 2005 as a result of the issuance of senior notes by MDE to refinance bridge funding of the acquisition of Thermal Chicago as well as additional funds to finance the acquisition of ETT Nevada. Of the total interest expense of $2.1 million, approximately $46,000 is due to amortization of deferred financing costs, which is a non-cash expense.

     Minority Interest

In the first quarter of 2005, there was a minority interest expense of $117,000 due to Nevada Electric Investment Company’s 25% ownership in Northwind Aladdin.

     Net Income (Loss)

Overall, we had a net loss of $762,000 in the first quarter of 2005, which was due to higher depreciation and amortization charges and higher interest expenses, partially offset by increases in revenue and lower selling, general and administrative expenses. Revenue in the first quarter tends to be lower than in the warmer second and third quarters, where we expect to generate most of our consumption revenues to augment our capacity revenues.

     EBITDA

Our EBITDA for the quarter ended March 31, 2005 of $3.1 million was approximately $717,000 higher than in the quarter ended March 31, 2004 due to the acquisition of ETT Nevada, which represented $891,000 of EBITDA. EBITDA, excluding ETT Nevada, declined by $174,000 over the first quarter of 2004 primarily due to increased electricity costs and lower consumption revenue as a result of typical variations in customer usage patterns, offset by lower selling, general and administrative expense.

Toll Road Business

     Net Income

We own our toll road business through our 50% interest in CHL and share control with our joint venture partner Balfour Beatty plc. Our share of the net income from our toll road business, Yorkshire Link, for the quarter ended March 31, 2005 was $1.7 million. This represents our interest in the income of CHL of $2.9 million, offset by amortization expense of $1.2 million. We also earned net interest income from our shareholder loans to Connect M1-A1 Limited, the wholly owned subsidiary of CHL, that holds the toll road concession, of $454,000, offset by $260,000 in interest expense for our loan from Connect M1-A1 Limited.

CHL’s revenue for the quarter ended March 31, 2005 was £11.6 million, 3.6% higher than for the quarter ended March 31, 2004. This was due to a 1.8% increase in vehicle kilometers for the year to March 31, 2005 and a scheduled increase in toll bands and rates permitted under the concession agreement.

Direct expenses were £2.7 million, including £2.2 million of depreciation expense. Expenses for the first quarter of 2005 were favorable compared to the first quarter of 2004 due to the elimination of the technical services fee in the second quarter of 2004, partially offset by marginally higher inspection and insurance costs. Net income for the quarter ended March 31, 2005 was £3 million. This included a £540,000 increase in the value of the interest rate swaps held by CHL during the quarter due to higher interest rates.

The majority of revenues after expenses are used to service Connect M1-A1 Limited’s debt and the remainder are used to pay distributions to us and our joint venture partner.

Investments

     Macquarie Communications Infrastructure Group (MCG)

MCG paid a cash distribution of Australian dollar 14.4 cents per stapled security on February 14, 2005 for the 6 month period ended December 31, 2004. We received $1.7 million net of withholding taxes. Cash distributions for the full year 2005 are expected to be approximately $3.4 million net of withholding taxes. We expect year over year growth in cash distributions of 27% for the year ended June 30, 2006 based on public statements made by management of MCG.

     South East Water (SEW)

For the year ended December 31, 2005, we expect to receive total dividends from our investment in SEW of $8.5 million. Included in these expected dividends is a non-recurring component of approximately $2.58 million.

LIQUIDITY AND CAPITAL RESOURCES

We do not intend to retain significant cash balances in excess of what is required as prudent reserves and currently do not have in place any credit facilities at the holding company level. We believe that we will have sufficient liquidity and capital resources to meet our future liquidity requirements and make regular distributions to our shareholders. Specifically, we believe that our cash from operations and investments, plus $14.4 million of cash in our acquired businesses (net of reserves), will be sufficient to meet our expected dividend payments in 2005. Included in cash in acquired businesses is a working capital adjustment of $3.8 million to the Atlantic purchase price. The section below discusses the consolidated sources and uses of cash.

Our Consolidated Cash Flow

Our financial statements include a consolidated condensed statement of cash flows from operating, financing and investing activities for the quarter ended March 31, 2005. Since we acquired our businesses and investments in late December 2004 and January 2005, our quarterly consolidated cash flows would not be comparable to any prior period.

Quarter Ended
March 31, 2005
($ in thousands)
Net cash provided by operating activities	$9,760

Acquisition of businesses and investments, net of cash acquired	(49,594)
Purchases of property and equipment	(879)
Other investing activities	(44)
Principal proceeds from subordinated loan	686

Net cash used in investing activities	$(49,831)

Proceeds from debt	32,000
Debt financing and offering costs	(3,507)
Restricted cash	(1,079)
Payments of notes, capital lease obligations and long term debt	(375)

Net cash provided by financing activities	$27,039

On a consolidated basis, cash flows provided by operating activities totaled $9.8 million for the fiscal quarter ended March 31, 2005. This is primarily comprised of the operating income of our business segments and income earned from our investments. Cash provided by operating activities is significantly higher than net loss primarily due to depreciation and amortization expense of $6.3 million, deferred rent expense of $650,000 at our airport parking and district energy businesses and receipts of equipment lease receivables from our district energy business of $306,000. In addition, our cash balance improved by $1.7 million due to the receipt of our dividend from our MCG investment which was recognized in our 2004 results.

Cash flow used in investing activities totaled $49.8 million, which reflects the net costs to acquire GAH ($49.6 million), principal payments received from our shareholder loan to Connect M1-A1 Limited, with the remaining consisting mostly of capital expenditures primarily at NACH and Thermal Chicago.

Cash flow provided by financing activities totaled $27 million, reflecting the additional debt proceeds of $32 million to fund our acquisition of GAH and establish related debt service reserves of $1.1 million. As of March 31, 2005, our consolidated cash and cash equivalent balances totaled $127 million.

For further discussion of our liquidity and capital resources, see “Management’s Discussion and Analysis of Financial Condition and Results on Operations,” “Liquidity and Capital Resources” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which is incorporated by reference except as noted below.

With respect to our Airport Services business – Atlantic, we are required to maintain a Debt to EBITDA ratio of 6.00 or less in the first year. At December 31, 2004 the Debt to EBITDA ratio was 5.98. As of March 31, 2005, the Debt to EBITDA ratio improved to 5.92.

With respect to our District Energy business, the terms of the notes provide that if, nine months after the closing date of the Northwind Aladdin acquisition, Macquarie District Energy, Inc. (the wholly-owned subsidiary of MDEH and parent company of Thermal Chicago and Northwind Aladdin), or MDE, and its subsidiaries are unable to confirm that they are not subject to regulation by the Public Utilities Commission of Nevada or are unable to obtain a certificate of public convenience and necessity, the debt service coverage ratio calculation would be adjusted to exclude from cash flow the revenue, but not the operating, maintenance and capital expenditure costs, derived from Northwind Aladdin’s operations unless an indemnity is obtained from the direct or indirect parent of MDE that satisfies certain creditworthiness requirements. We have received confirmation from the Public Utilities

Commission of Nevada that MDE and its subsidiaries are not subject to such regulation, and therefore our debt service coverage ratio calculation will remain unchanged.

Capital Expenditures

On a consolidated basis, we expect to incur $6.2 million of ongoing capital expenditure and $5.6 million of expansion capital expenditure in fiscal year 2005. $5.4 million of this capital expenditure is to be financed with proceeds from our initial public offering with the balance funded from cash acquired with the acquisitions of our businesses, cash from operations and available debt facilities. All of the ongoing and expansion capital expenditure will be incurred at the operating segment level. As of March 31, 2005, we had incurred $879,000 in capital expenditures in the aggregate.

We have detailed our capital expenditures on a segment-by-segment basis, which we believe is a more appropriate approach to explaining our capital expenditure requirements on a consolidated basis.

     Airport Services Business

     Ongoing Capital Expenditure

Atlantic expects to spend approximately $2.4 million, or $200,000 per FBO, per year on ongoing capital expenditure. This amount is spent on items such as repainting, replacing equipment as necessary and any ongoing environmental or required regulatory expenditure, such as installing safety equipment. This expenditure is funded from cash flow from operations. Through the first quarter of 2005 Atlantic has spent $468,000 on such capital expenditures.

AvPorts expects to spend approximately $500,000 to $600,000 per year on ongoing capital expenditure. This expenditure is expected to be funded from cash flows from operations. Through the first quarter of 2005 AvPorts has spent $12,000 on such capital expenditures.

     Specific Capital Expenditure

We intend to incur a total of approximately $8.7 million of specific capital expenditure in fiscal years 2005 and 2006, primarily related to facility upgrades and new construction. We intend to fund these capital expenditures either from the proceeds of our initial public offering or from the cash that we acquired with our acquisitions of NACH and MANA. As of March 31, 2005 Atlantic and AvPorts have spent $51,000 and $66,000, respectively, on specific projects.

     Airport Parking Business

     Ongoing Capital Expenditure

Macquarie Parking expects to spend approximately $2.2 million per year on ongoing capital expenditure. This expenditure relates primarily to the regular replacement of Macquarie Parking’s shuttle buses. Macquarie Parking intends to finance the replacement of its shuttle bus fleet using operating leases to finance the majority of the cost. As of March 31, 2005, Macquarie Parking has spent $285,000 related to ongoing capital expenditures and has currently committed to spending at least $1.4 million during fiscal 2005.

     Specific Capital Expenditure

Macquarie Parking does not expect to spend a material amount on specific capital expenditures in 2005. However, there are a number of revenue enhancing opportunities currently being assessed, which may require additional capital expenditure, including the implementation of an integrated point of sale system to more effectively manage price and demand dynamics at each of our locations.

     District Energy Business

     Ongoing Capital Expenditure

Thermal Chicago expects to spend approximately $1 million per year on capital expenditures relating to the replacement of parts and minor system modifications. We have already made modifications that have increased capacity by 2,000 tons and we anticipate adding an additional 1,000 tons in fiscal 2005. Ongoing capital expenditures will be funded over the first three years from available debt facilities and thereafter are expected to be funded from cash flow from operations.

     Specific Capital Expenditure

We anticipate that Thermal Chicago will spend up to approximately $7 million over two years starting in 2006 which, in conjunction with their operational strategy, will add approximately 13,000 tons of additional saleable capacity to the Chicago downtown cooling system. A portion of this increased capacity (6,700 tons) will be used to accommodate four customers who will convert from interruptible to continuous service in 2006, with the balance sold to new or existing customers. We anticipate that the expanded capacity sold to new or existing customers will be under contract or subject to letters of intent prior to Thermal Chicago committing to the capital expenditure. A permit revision from environmental agencies will be required in order to undertake this expansion and potentially from the City of Chicago if expansion of the existing distribution system is required beyond a certain limit. Based on recent contract experience, we anticipate that each ton sold under contract will add approximately $375 to annual revenues with approximately 50% of this increased revenue in the form of capacity revenue and the balance as consumption revenue.

Thermal Chicago expects to fund this capital expenditure by drawing on available debt facilities.

Commitments and Contingencies

The future obligations of MIC Inc., the U.S. holding company for our consolidated businesses, due by period, under their various contractual obligations, off-balance sheet arrangements and commitments are incorporated by reference to “Liquidity and Capital Resources—Commitments and Contingencies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. We have not had any material changes to our commitments since March 22, 2005, our 10-K filing date.

For critical accounting policies, see “Critical Accounting Policies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Our critical accounting policies have not changed materially since March 22, 2005, our 10-K filing date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Our exposure to market risk have not changed materially since March 22, 2005, our 10-K filing date.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2005.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following discussion supplements the legal proceedings described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Saur International had been engaged by SEW, then owned by Saur UK and part of the Bouygues Group, to develop and implement a new billing system for SEW, for completion by the end of 2004. Following extended delays and technical problems with the software, SEW notified Saur International of its intention to terminate the project in December 2004. By the end of January 2005, the parties were unable to reach agreement or agree to mediate the dispute.

In March 2005, SEW initiated a claim against Saur International through arbitration with the International Chamber of Commerce in France for £13.2 million to recover amounts paid to Saur International for the purchase of the customer billing system and costs incurred as a result of having to terminate the project. On April 4, 2005, SEW was notified that Saur International had responded with a counterclaim of €6.1 million allegedly representing unpaid invoices, damages suffered and costs incurred.

On April 14, 2005, James and Catherine Dinnall filed a complaint in the Superior Court of New Jersey, Essex County, naming several defendants, including Atlantic Aviation Services, Inc. and AvPorts, Inc., based on injuries allegedly suffered when a Challenger CL-600 aircraft failed to ascend during take off from the Teterboro Airport and ran off of the runway, the airport grounds, onto and across a public highway. The complaint alleges, among other things, negligence in the inspection, service and maintenance of the aircraft and in permitting an allegedly unfit aircraft to be used on the runway. The complaint seeks an unspecified amount of compensatory and punitive damages and costs of suit. Although it is not possible to predict the outcome of the litigation at this early stage, the company believes it has a strong defense. Atlantic did not service the aircraft in question. AvPorts, which manages the Teterboro Airport, understands, based on a preliminary FAA investigation, that there is no evidence to suggest that pavement surface or any other condition at the airport was a contributing factor.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None

Use of Proceeds from Initial Public Offering

On December 21, 2004, we sold 26,610,000 shares of trust stock in our initial public offering and a concurrent private placement for a purchase price of $25.00 per share and an aggregate offering price of $665,250,000, following which the offering terminated. Our initial public offering was effected through a Registration Statement on Form S-1 (File No. 333-116244) that was declared effective by the SEC on December 16, 2004.

The following table describes the source and use of proceeds from our initial public offering from December 21, 2004 to March 31, 2005:

Initial Public Offering
Proceeds from shares of trust stock sold in initial public offering and concurrent private placement	$665,250,000
Underwriters’ discount and commissions (1)	(38,465,430)
All other offering costs (2)	(13,256,019)

Net offering proceeds to us	613,528,551
Acquisition Financing
Purchase of Equity (including related expenses):
Atlantic (3)	(118,277,298)
GAH (4)	(21,496,139)
AvPorts (5)	(42,679,667)
Macquarie Parking (6)	(63,856,441)
Thermal Chicago/Northwind Aladdin (7)	(67,015,815)
CHL (8)	(84,667,858)
Purchase of Interest in (including related expenses):
MCG (9)	(70,000,000)
SEW (10)	(39,609,658)
Other
Additional contribution to Atlantic (11)	(1,500,000)

Remaining Cash on Hand (12)	104,425,675

(1)	$3.2 million of these expenses were paid by the lead underwriter of our initial public offering to Macquarie Securities (USA) Inc., a member of the Macquarie Group.

(2)	$8 million of these expenses were paid to our Manager as a structuring fee under the terms of a management services agreement.

(3)	We purchased NACH, the parent company of Atlantic, from Macquarie Investment Holdings, Inc., a member of the Macquarie Group. In addition, $9.4 million of the purchase price was paid to various members of the Macquarie Group in connection with advisory and debt arranging services, and bridge loan, hedging and equity underwritings.

(4)	NACH purchased GAH, using a combination of debt and IPO proceeds. $2.3 million ($1 million of which is included in the purchase price) was paid to various members of the Macquarie Group in connection with advisory, debt arranging services and equity underwritings.

(5)	We purchased AvPorts from an investment vehicle managed by a member of the Macquarie Group. The purchase price above includes the acquisition of $12 million of subordinated debt and $266,000 in accrued interest.

(6)	We purchased Macquarie Parking from an investment vehicle managed by a member of the Macquarie Group. The purchase price above includes $30 million of inter-company loans to enable MAPC to acquire equity in other Macquarie Parking group companies.

(7)	We purchased MDEH, the parent company of Thermal Chicago and Northwind Aladdin, from Macquarie Investment Holdings, Inc. In addition, $6.6 million of the purchase price was paid to various members of the

Macquarie Group in connection with advisory and debt arranging services, and bridge loan, hedging and equity underwritings.

(8)	We purchased CHL from an investment vehicle managed by a member of the Macquarie Group. The purchase price includes $919,000 paid to Macquarie Bank Limited in connection with foreign currency hedging arrangements.

(9)	We purchased our interest in MCG from a wholly owned subsidiary of Macquarie Bank Limited.

(10)	We purchased our interest in SEW, indirectly, from a wholly owned subsidiary of Macquarie Bank Limited. The purchase price includes $437,000 paid to Macquarie Bank Limited in connection with foreign currency hedging arrangements.

(11)	$1.5 million was contributed to Atlantic in December 2004 to enable Atlantic to make a loan repayment in relation to its long-term debt.

(12)	We expect to use approximately $5.4 million to fund capital expenditures for specific projects in our businesses. The remainder is available for acquisitions. Also included in remaining cash on hand is $1 million to pre-fund compliance costs for Sarbanes-Oxley.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

An exhibit index has been filed as part of this Report on page E-1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Macquarie Infrastructure Company Trust
Dated: May 16, 2005	By: /s/ Peter Stokes

Name: Peter Stokes
Title: Regular Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Macquarie Infrastructure Company LLC
Dated: May 16, 2005	By: /s/ Peter Stokes

Name: Peter Stokes
Title: Chief Executive Officer

Macquarie Infrastructure Company LLC
Dated: May 16, 2005	By: /s/ David Mitchell

Name: David Mitchell
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Trust Agreement dated as of December 21, 2004 of Macquarie Infrastructure Company Trust (incorporated by reference to the Registrants’ Current Report on Form 8-K, filed with the SEC on December 27, 2004 (the “Current Report”))

3.2	Amended and Restated Operating Agreement dated as of December 21, 2004 of Macquarie Infrastructure Company LLC (incorporated by reference to the Current Report)

3.3	Amended and Restated Certificate of Trust of Macquarie Infrastructure Assets Trust (incorporated by reference to Exhibit 3.7 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-116244))

3.4	Amended and Restated Certificate of Formation of Macquarie Infrastructure Assets LLC (incorporated by reference to Exhibit 3.8 of Amendment No. 2)

4.1	Specimen certificate evidencing share of trust stock of Macquarie Infrastructure Company Trust (incorporated by reference to Exhibit 4.1 of the Registrants’ Annual Report Form 10-K (the “Annual Report”))

4.2	Specimen certificate evidencing LLC interest of Macquarie Infrastructure Company LLC (incorporated by reference to Exhibit 4.2 of the Annual Report)

11.1	Statement re Computation of Per Share Earnings

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

99.1	Selected pages of the Annual Report which are incorporated by reference into this Quarterly Report on Form 10-Q

E - 1