Form 10-Q
period 2005-06-30
Macquarie Infrastructure CO LLC; Macquarie Infrastructure CO Trust
filed 2005-08-10
CIK 1289790, 1289788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________________ to ________________________
Commission File Number: 001-32385
Macquarie Infrastructure Company Trust
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-6196808 (I.R.S. Employer Identification No.)

Commission File Number: 001-32384
Macquarie Infrastructure Company LLC
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	43-2052503 (I.R.S. Employer Identification No.)

600 Fifth Avenue, 21st Floor New York, New York (Address of principal executive offices)	10020 (Zip Code)
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
There were 27,050,745 shares of Trust Stock without par value outstanding at August 8, 2005.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
MACQUARIE INFRASTRUCTURE COMPANY TRUST
Consolidated Condensed Balance Sheets as of June 30, 2005 (Unaudited) and December 31, 2004	3
Consolidated Condensed Statement of Operations for the Quarter and Six Months Ended June 30, 2005 and the Period from April 13, 2004 (inception) to June 30, 2004 (Unaudited)	4
Consolidated Condensed Statement of Cash Flows for the Quarter and Six Months Ended June 30, 2005 and the Period from April 13, 2004 (inception) to June 30, 2004 (Unaudited)	5
Notes to Consolidated Condensed Financial Statements (Unaudited)	6
NORTH AMERICA CAPITAL HOLDING COMPANY
Consolidated Condensed Statement of Operations for the Quarter and Six Months Ended June 30, 2004 (Unaudited)	15
Consolidated Condensed Statement of Cash Flows for the Six Months Ended June 30, 2004 (Unaudited)	16
Note to Consolidated Condensed Financial Statements (Unaudited)	16

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk	41

ITEM 4. Controls and Procedures	41

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	41

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	41

ITEM 3. Defaults Upon Senior Securities	42

ITEM 4. Submission of Matters to a Vote of Security Holders	43

ITEM 5. Other Information	43

ITEM 6. Exhibits	43
EX-10.1: LOAN AGREEMENT
EX-10.2: CREDIT AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
Australian banking regulations that govern the operations of Macquarie Bank Limited and all of its subsidiaries, including Macquarie Infrastructure Management (USA) Inc. (“MIMUSA” or our “Manager”), require the following statements: Investments in Macquarie Infrastructure Company Trust are not deposits with or other liabilities of Macquarie Bank Limited or of any Macquarie Group company and are subject to investment risk, including possible delays in repayment and loss of income and principal invested. Neither Macquarie Bank Limited nor any other member company of the Macquarie Group guarantees the performance of Macquarie Infrastructure Company Trust or the repayment of capital from Macquarie Infrastructure Company Trust.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MACQUARIE INFRASTRUCTURE COMPANY TRUST
CONSOLIDATED CONDENSED BALANCE SHEETS
As of June 30, 2005 and December 31, 2004
($ in thousands, except share amounts)

	June 30, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$120,301	$140,050
Restricted cash	1,623	1,155
Accounts receivable, less allowance for doubtful accounts of $789 and $1,359	17,961	12,312
Dividend receivable	1,722	1,743
Inventories	1,211	1,563
Prepaid expenses	3,233	4,186
Deferred income taxes	1,596	1,452
Other	4,036	5,308

Total current assets	151,683	167,769
Property, equipment, land and leasehold improvements, net	294,639	284,744
Other assets:
Restricted cash	17,276	16,790
Equipment lease receivables	44,606	45,395
Investment in unconsolidated business	72,125	79,065
Investment, cost	36,819	39,369
Securities, available for sale	79,273	71,263
Related party subordinated loan	20,966	21,748
Goodwill	232,767	217,576
Intangible assets, net	268,960	254,530
Other	12,717	10,238

Total assets	$1,231,831	$1,208,487

Liabilities and stockholders’ equity
Current liabilities:
Due to manager	$2,194	$12,306
Accounts payable	7,071	10,912
Accrued expenses	11,689	11,980
Current portion of capital leases and notes payable	1,950	1,242
Current portion of long-term debt	97	94
Other	3,238	2,991

Total current liabilities	26,239	39,525
Capital leases and notes payable, net of current portion	2,328	1,755
Long-term debt, net of current portion	447,023	415,074
Related party long-term debt	18,528	19,278
Deferred income taxes	122,941	123,429
Other	5,085	4,615

Total liabilities	622,144	603,676

Minority interests	8,886	8,515

Stockholders’ equity:
Trust stock, no par value; 500,000,000 shares authorized; 27,050,745 shares issued and outstanding, at June 30, 2005, 26,610,100 shares issued and outstanding at December 31, 2004	610,074	613,265
Accumulated other comprehensive income	2,762	619
Accumulated deficit	(12,035)	(17,588)

Total stockholders’ equity	600,801	596,296

Total liabilities and stockholders’ equity	$1,231,831	$1,208,487

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
For the Quarter and Six Months Ended June 30, 2005
And the Period from April 13, 2004 (inception) – June 30, 2004
(Unaudited)
($ in thousands, except per share amounts)

			Period From
			April 13, 2004
	Quarter Ended	Six Months Ended	(inception) –
	June 30, 2005	June 30, 2005	June 30, 2004
Revenue
Revenue from fuel sales	$34,243	$64,630	$—
Service revenue	36,945	70,951	—
Financing and equipment lease income	1,331	2,673	—

	72,519	138,254	—

Costs and expenses
Cost of fuel sales	19,708	36,803	—
Cost of services	19,720	36,976	—
Selling, general and administrative expenses	18,714	37,876	2,581
Fees to manager	2,209	4,152	—
Depreciation	1,420	2,747	—
Amortization of intangibles	3,235	6,320	—

Operating income (loss)	7,513	13,380	(2,581)

Other income (expense)
Dividend income	6,184	6,184	—
Interest income	1,231	2,330	—
Interest expense	(7,511)	(15,269)	—
Equity in (loss) earnings and amortization charges of investee	(1,139)	514	—
Other income (expense), net	261	(654)	—

Net income (loss) before income taxes and minority interests	6,539	6,485	(2,581)
Income taxes	579	579	—

Net income (loss) before minority interests	5,960	5,906	(2,581)
Minority interests	324	353	—

Net income (loss)	$5,636	$5,553	$(2,581)

Basic earnings (loss) per share:	$0.21	$0.21	$(25,810)

Weighted average number of shares of trust stock outstanding: basic	26,960,560	26,786,298	100

Diluted earnings (loss) per share:	$0.21	$0.21	$(25,810)

Weighted average number of shares of trust stock outstanding: diluted	26,984,160	26,798,163	100

Cash dividends declared per share	$0.5877	$0.5877	$—

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2005
And the Period from April 13, 2004 (inception) – June 30, 2004
(Unaudited)
($ in thousands)

		Period From
		April 13, 2004
	Six Months Ended	(inception) –
	June 30, 2005	June 30, 2004
Operating activities
Net income (loss)	$5,553	$(2,581)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	6,632	—
Amortization of intangible assets	6,320	—
Equity in earnings and amortization charges of investee	1,378	—
Amortization of finance costs	553	—
Deferred rent	1,184	—
Deferred revenue	73	—
Equipment lease receivable	789	—
Minority interests	353	—
Noncash compensation	266	—
Other noncash expenses, net	221	—
Accrued interest expense on subordinated debt-related party	519	—
Accrued interest income on subordinated debt-related party	(480)	—
Changes in current assets and liabilities, net of acquisition:
Accounts receivable	(4,546)	—
Inventories	496	—
Prepaid expenses and other current assets	2,650	—
Accounts payable and accrued expenses	(3,176)	—
Due to manager	1,976	601
Due to Parent	—	1,980
Other	(17)	—

Net cash provided by operating activities	20,744	—
Investing activities
Acquisition of General Aviation Holdings, LLC, net of cash acquired	(49,594)	—
Goodwill adjustment	694	—
Purchases of property and equipment	(3,364)	—
Principal proceeds from subordinated loan	686	—
Additional costs of acquisitions	(72)	—

Net cash used in investing activities	(51,650)	—
Financing activities
Issuance of trust shares	—	100
Proceeds from debt	32,000	—
Proceeds from line of credit facility	543	—
Distribution paid to shareholders	(15,898)	—
Debt financing costs	(1,674)	—
Payment of long-term debt	(47)	—
Offering costs paid	(1,934)	—
Restricted cash	(1,077)	—
Payment of notes and capital lease obligations	(678)	—

Net cash provided by financing activities	11,235	100

Effect of exchange rate changes on cash	(78)

Net change in cash and cash equivalents	(19,749)	100
Cash and cash equivalents at beginning of period	140,050	—

Cash and cash equivalents at end of period	$120,301	$100

Supplemental disclosures of cash flow information:		—
Income taxes paid	$609	$—

Interest paid	$14,357	$—

Acquisition of property and equipment under capital leases	$1,417	$—

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
On December 21, 2004, the Trust and the Company completed an initial public offering (“IPO”), and concurrent private placement, issuing a total of 26,610,000 shares of trust stock at a price of $25.00 per share. Total gross proceeds were $665.3 million, before offering costs and underwriting fees at June 30, 2005 of $51.6 million. MIMUSA purchased two million shares ($50 million) of the total shares issued, through the private placement offering. The majority of the proceeds were used to acquire the Company’s initial infrastructure businesses and investments.
In December 2004, subsequent to the IPO, the Company purchased the following companies:
1)	North America Capital Holding Company (“NACH”) — an airport service business that is an operator of 12 fixed-based operations or FBOs (10 FBOs at acquisition date) which provide fuel, de-icing, aircraft parking, hangar and other services. The FBOs are located in various locations in the United States and the corporate headquarters are in Plano, Texas.

2)	Macquarie Airports North America, Inc. (“MANA”) — an airport service business that is an operator of 5 FBOs and 1 heliport which provides fuel, de-icing, aircraft parking and hangar services, airport management, and other aviation services. The FBOs are located in the northeast and southern regions of the United States, and the corporate headquarters are in Baltimore, Maryland.

3)	Macquarie Americas Parking Corporation (“MAPC”) — an airport parking business that provides off-airport parking services as well as ground transportation to and from the parking facilities and the airport terminals. MAPC operates 24 off-airport parking facilities located at 15 major airports throughout the United States and maintains its headquarters in Downey, California.

4)	Macquarie District Energy Holdings, LLC (“MDEH”) — a business that provides district cooling to 98 customers in Chicago, Illinois and provides district heating and cooling to a single customer outside of downtown Chicago and to the Aladdin Resort & Casino located in Las Vegas, Nevada. MDEH maintains its headquarters in Chicago, Illinois.

5)	Macquarie Yorkshire Limited (“MYL”) — an entity that owns a 50% interest in a shadow toll road located in the United Kingdom, pursuant to a concession agreement with the U.K. government.
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
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
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
3. Earnings Per Share
Following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

		Period From
		April 13, 2004
	Quarter Ended	(inception) –	Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005
Weighted average number of shares of trust stock outstanding: basic	26,960,560	100	26,786,298
Dilutive effect of stock grants	23,600	—	11,865

Weighted average number of shares of trust stock outstanding: diluted	26,984,160	100	26,798,163

The effect of potentially dilutive shares is calculated by assuming that the stock grants issued to our independent directors on May 25, 2005 had been fully converted to shares on that date.
4. Acquisitions
          General Aviation Holdings, LLC
On January 14, 2005, NACH acquired all of the membership interests in General Aviation Holdings, LLC (“GAH”), which, through its subsidiaries, operates two FBOs in California, for $50.3 million (including transaction costs and working capital adjustments). The acquisition was paid for in cash through additional long-term debt borrowings of $32.0 million under NACH’s existing debt facility with the remainder funded by proceeds from the IPO.
NACH paid fees to the Macquarie Group for advisory services of $1.1 million, debt arranging services of $160,000 and equity and debt underwriting services of $913,000 provided in connection with the acquisition. The advisory fees have been capitalized and are included as part of the purchase price of the acquisition. The debt arranging fees have been deferred and amortized over the life of the relevant debt facility. The equity and debt underwriting fees have been expensed.
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
          Las Vegas Executive
On May 26, 2005, the Company, through a wholly-owned subsidiary, entered into a membership interest purchase agreement with Mr Gene H. Yamagata to acquire 100% of the membership interests in Eagle Aviation Resources, Ltd., a Nevada limited liability company doing business as Las Vegas Executive Air Terminal (“LVE”) for a total cash purchase price of $58 million (subject to working capital adjustments) with no assumed debt. In addition to the purchase price, it is anticipated that a further $2.3 million will be paid to cover transaction costs and to pre-fund capital expenditures for the facility.
The membership interest purchase agreement contains various provisions customary for transactions of this size and type, including representations, warranties and covenants with respect to the business that are subject to customary limitations. The agreement provides for a one-year escrow of $500,000 to cover working capital adjustments or for indemnities. The amount of indemnification payable under the agreement is limited to 25% of the purchase price, with some exceptions.
All approvals, including approval of the relevant airport authority, have been obtained and the waiting period under the Hart-Scott-Rodino Antitrust Act has terminated. Various other customary closing conditions would be received at or prior to closing, which is expected to occur by the end of August.
Macquarie Securities (USA) Inc. is acting as financial advisor to the Company on the transaction.
5. Property, Equipment, Land and Leasehold Improvements
Property, equipment, land and leasehold improvements consists of the following (in thousands):

	June 30, 2005	December 31,
	(unaudited)	2004
Land	$47,017	$47,017
Easements	5,624	5,624
Buildings	30,382	30,337
Leasehold and land improvements	74,167	61,187
Machinery and equipment	128,206	125,679
Furniture and fixtures	1,733	1,247

	June 30, 2005	December 31,
	(unaudited)	2004
Construction in progress	12,678	12,178
Property held for future use	1,197	1,317
Other	635	528

	301,639	285,114
Less: Accumulated depreciation	(7,000)	(370)

Property, equipment, land and leasehold improvements, net	$294,639	$284,744

6. Intangible Assets
Intangible assets consists of the following (in thousands):

		June 30, 2005
		(unaudited)		December 31, 2004
	Weighted	Gross		Gross
	Average Life	Carrying	Accumulated	Carrying	Accumulated
	(Years)	Value	Amortization	Value	Amortization
Contractual arrangements	36.6	$199,288	$3,239	$180,491	$179
Non-compete agreements	2.6	7,166	1,507	6,066	49
Customer relationships	10.4	25,591	1,438	24,490	34
Leasehold rights	16.3	6,510	369	6,758	17
Trade names	Indefinite	28,559	—	28,559	—
Domain names	Indefinite	7,987	—	7,987	—
Technology	5.0	460	48	460	2

		$275,561	$6,601	$254,811	$281

Amortization expense for the quarter and six months ended June 30, 2005 totaled $3.2 million and $6.3 million, respectively.
7. Long Term Debt
The Company capitalizes its operating businesses separately using non-recourse, project finance style debt. The Company currently has no indebtedness at the MIC LLC, Trust or MIC Inc. level.
Long-term debt consists of the following (in thousands):

	June 30, 2005
	(unaudited)	December 31, 2004
MDE senior notes (1)	$120,000	$120,000
NACH class A notes	29,623	23,500
NACH class B notes	130,877	105,000
MANA senior debt	36,000	36,000
MAPC loan payable	125,976	126,000
MAPC loan payable	4,644	4,668

	447,120	415,168
Less: current portion	97	94

Long-term portion	$447,023	$415,074

(1)	Macquarie District Energy, Inc. (“MDE”) is a wholly owned subsidiary of MDEH.
Macquarie Bank Limited has provided $51.4 million of term loan financing to NACH which is included in NACH’s long-term debt. Interest paid on Macquarie Bank Limited’s portion of this loan for the quarter and six months ended June 30, 2005 was $734,000 and $1.4 million, respectively, and has been included in interest expense in the accompanying consolidated condensed statement of operations.
On January 14, 2005, NACH borrowed an additional $32.0 million from its credit facility, in connection with the acquisition of GAH. Financing costs of $244,000 were paid by NACH in January 2005 to Macquarie Bank Limited in relation to these additional borrowings. These financing costs are included in Other assets – other, in the accompanying consolidated condensed balance sheet and are amortized over the life of the long-term debt.

8. Comprehensive Income
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
Total comprehensive income on the Company’s consolidated balance sheet as of June 30, 2005 included $6.0 million and $7.7 million for the quarter and six months ended June 30, 2005, respectively. The difference between net income of $5.6 million for the quarter ended June 30, 2005 and comprehensive income is primarily attributable to an unrealized gain on marketable securities of $8.1 million, offset by both foreign currency translation adjustments of $6.7 million and the change in fair value of interest rate swaps of $1.0 million. The difference between net income of $5.5 million for the six months ended June 30, 2005 and comprehensive income is primarily attributable to an unrealized gain on marketable securities of $9.8 million and an increase in fair value of interest rate swaps of $1.8 million, offset in part by foreign currency translation adjustments of $9.4 million.
9. Stockholders’ Equity
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
10. Reportable Segments
The Company’s operations are classified into four reportable business segments: airport services business – Atlantic, airport services business – AvPorts, airport parking business, and district energy business. All of the business segments are managed separately.
The reportable segments of airport services business – Atlantic and airport services business – AvPorts principally derive income from fuel sales and from airport services. Airport services revenue includes fuel, de-icing, aircraft parking, airport management and other aviation services. All of the revenue of the airport services business is derived in the United States. The Atlantic business operates 12 FBOs, and the AvPorts business operates 5 FBOs and 1 heliport and manages 5 airports under management contracts.
The revenue from the airport parking business reportable segment is included in service revenue and primarily consists of off-airport parking and ground transportation to and from the parking facilities and the airport terminals. The airport parking business operates 24 off-airport parking facilities located in California, Arizona, Colorado, Texas, Georgia, Tennessee, Missouri, Pennsylvania, Connecticut, New York, New Jersey and Illinois.
The revenue from the District Energy Business reportable segment is included in service revenue and financing and equipment lease income. Included in service revenue is capacity charge revenue which relates to monthly fixed contract charges, and consumption revenue which relates to contractual rates applied to actual usage. Financing and equipment lease income relates to direct financing lease transactions and equipment leases to the Company’s various customers. The Company provides such services to buildings throughout the greater Chicago area and to the Aladdin Resort and Casino and shopping mall located in Las Vegas, Nevada.
Selected information by reportable segment is presented in the following tables (in thousands):
Revenue from external customers for the Company’s segments for the periods ended June 30, 2005 are as follows:

	Quarter Ended June 30, 2005
	(unaudited)
			Airport	District
	Atlantic	AvPorts	Parking	Energy	Total
Revenue from Product Sales
Fuel sales	$24,796	$9,447	$—	$—	$34,243

	24,796	9,447	—	—	34,243
Service Revenue
De-icing revenue	—	119	—	—	119
Other services	8,588	3,829	—	499	12,916
Cooling capacity revenue	—	—	—	4,127	4,127
Cooling consumption revenue	—	—	—	5,508	5,508
Parking services	—	—	14,275	—	14,275

	Quarter Ended June 30, 2005
	(unaudited)
			Airport	District
	Atlantic	AvPorts	Parking	Energy	Total
	8,588	3,948	14,275	10,134	36,945
Financing and Lease Income
Financing and equipment lease	—	—	—	1,331	1,331

	—	—	—	1,331	1,331
Total Revenue	$33,384	$13,395	$14,275	$11,465	$72,519

Financial data by reportable business segments (in thousands):

	Quarter Ended June 30, 2005				At June 30, 2005
	(unaudited)				(unaudited)
					Property,
					Equipment,
					Land and
	Segment	Interest	Depreciation/	Capital	Leasehold	Total
	Profit(1)	Expense	Amortization(2)	Expenditures(3)	Improvements	Assets
Airport Services – Atlantic	$18,495	$2,616	$2,926	$1,069	$57,783	$368,889
Airport Services – AvPorts	6,800	743	779	442	19,732	90,479
Airport Parking	4,087	2,293	1,155	1,243	67,667	205,642
District Energy	3,709	2,078	1,786	404	149,457	251,430

Total	$33,091	$7,730	$6,646	$3,158	$294,639	$916,440

The above table does not include financial data for our equity and cost investments.

(1)	Segment profit includes revenue less cost of sales. For the airport parking and district energy businesses, depreciation expense of $546,000 and $1.4 million, respectively, are included in cost of sales for the quarter ended June 30, 2005.

(2)	Includes depreciation expense of property, equipment and leasehold improvements and amortization of intangible assets. Includes depreciation expense for the airport parking and district energy businesses which has also been included in segment profit.

(3)	Includes acquisition of property and equipment under capital leases of $1.0 million.
Reconciliation of total reportable segment assets to total consolidated assets at June 30, 2005 (in thousands):

Total assets of reportable segments	$916,440
Equity and cost investments:
Investment in Yorkshire Link	72,125
Investment in SEW	36,819
Investment in MCG	79,273
Corporate and other	346,653
Less: Consolidation entries	(219,479)

Total consolidated assets	$1,231,831

Reconciliation of total reportable segment profit to total consolidated income before income taxes and minority interests for the periods ended June 30, 2005 (in thousands):

	Quarter Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Total reportable segment profit	$33,091	$64,475
Selling, general and administrative expenses	(18,714)	(37,876)
Fees to manager	(2,209)	(4,152)
Depreciation and amortization (1)	(4,655)	(9,067)

	7,513	13,380
Other expense, net	(974)	(6,895)

Total consolidated income before income taxes and minority interests	$6,539	$6,485

(1)	Does not include depreciation expense for the airport parking and district energy businesses which are included in total reportable segment profit.

	Six Months Ended June 30, 2005
	(unaudited)
			Airport	District
	Atlantic	AvPorts	Parking	Energy	Total
Revenue from Product Sales
Fuel sales	$47,624	$17,006	$—	$—	$64,630

	47,624	17,006	—	—	64,630
Service Revenue
De-icing revenue	—	2,390	—	—	2,390
Other services	17,393	7,310	—	1,052	25,755
Cooling capacity revenue	—	—	—	8,186	8,186
Cooling consumption revenue	—	—	—	7,036	7,036
Parking services	—	—	27,584	—	27,584

	17,393	9,700	27,584	16,274	70,951
Financing and Lease Income
Financing and equipment lease	—	—	—	2,673	2,673

	—	—	—	2,673	2,673
Total Revenue	$65,017	$26,706	$27,584	$18,947	$138,254

Financial data by reportable business segments (in thousands):

	Six Months Ended June 30, 2005
	(unaudited)
	Segment	Interest	Depreciation/	Capital
	Profit(1)	Expense	Amortization(2)	Expenditures(3)
Airport Services – Atlantic	$36,737	$5,299	$5,623	$1,588
Airport Services – AvPorts	14,080	1,527	1,548	790
Airport Parking	7,290	4,419	2,267	1,712
District Energy	6,368	4,272	3,514	655

Total	$64,475	$15,517	$12,952	$4,745

The above table does not include financial data for our equity and cost investments.

(1)	Segment profit includes revenue less cost of sales. For the airport parking and district energy businesses, depreciation expense of $1.0 million and $2.8 million respectively, are included in cost of sales.

(2)	Includes depreciation expense of property, equipment and leasehold improvements and amortization of intangible assets. Includes depreciation expense for the airport parking and district energy businesses which has also been included in segment profit.

(3)	Includes acquisition of property and equipment under capital leases of $1.4 million.
11. Related Party Transactions
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
In accordance with the Management Agreement, MIMUSA is entitled to a quarterly base management fee based primarily on the Trust’s market capitalization and a performance fee, as defined, based on the performance of the trust stock relative to a weighted average of two benchmarks, a U.S. utilities index and a European utilities index, weighted in proportion to the Company’s equity investments. For the fiscal quarters ended March 31, 2005 and June 30, 2005, a base management fee of $1.9 million and $2.2 million, respectively, was payable to MIMUSA. There were no performance fees payable to MIMUSA for the fiscal quarters ended March 31, 2005 or June 30, 2005.
On April 19, 2005, the Company issued 433,001 shares of trust stock to MIMUSA as consideration for the $12.1 million performance fee due for the fiscal quarter ended December 31, 2004.
Advisory and Other Services from the Macquarie Group
During the six months ended June 30, 2005, the Macquarie Group, through its wholly-owned group company, Macquarie Securities (USA) Inc., provided various advisory services and incurred expenses in connection with the acquisition of GAH and the associated debt required for this acquisition. Details on the amounts paid to the Macquarie Group in connection with these services are disclosed in Note 4. During the six months ended June 30, 2005 Macquarie Securities (USA) Inc. also provided various advisory services in connection with the acquisition of Las Vegas Executive Air Terminal (“LVE”), see Note 4. Macquarie Securities (USA) Inc. has also been engaged by the Company and its subsidiaries in connection with various on-going transactions for which no fees had been paid as of June 30, 2005.
Related Party Loans
Macquarie Bank Limited has extended a loan to a subsidiary within our group. Details on this loan are disclosed in Note 7.
Derivative Instruments and Hedging Activities
The Company, through its limited liability subsidiaries, has entered into foreign-exchange related derivative instruments with Macquarie Bank Limited to manage its exchange rate exposure on its future cash flows from its non-US investments.
During the six months ended June 30, 2005, South East Water LLC paid £1.4 million to Macquarie Bank Limited and received $2.7 million which closed out a forward contract between the parties.
During the same period, Macquarie Yorkshire LLC paid £1.5 million to Macquarie Bank Limited and received $2.8 million which closed out a forward contract between the parties.
12. Income Taxes
Macquarie Infrastructure Company Trust is classified as a grantor trust for U.S. federal income tax purposes, and therefore is not subject to income taxes. Macquarie Infrastructure Company LLC is treated as a partnership for U.S. federal income tax purposes and is also not subject to income taxes. MIC Inc. and its wholly-owned subsidiaries are subject to income taxes.
Consolidated pre-tax income for the six months ended June 30, 2005 was $6.5 million. Macquarie Infrastructure Company LLC accounted for $6.0 million of total pre-tax income. As a partnership for U.S. federal income tax purposes, this income is not subject to income taxes.
The remaining $0.5 million of pre-tax income was generated at MIC Inc. and is subject to income taxes. The Company records its income taxes in accordance with SFAS 109 “Accounting for Income Taxes.”
The Company expects to incur a net operating loss for federal consolidated return purposes, as well as certain states that provide for consolidated returns, for the year ended December 31, 2005. Due to the uncertainty of being able to utilize the projected federal and state consolidated 2005 losses, the Company has provided a full valuation allowance against all net operating losses. However, the Company has two subsidiaries that expect to generate taxable income for the year ended December 31, 2005, on a separate company basis. As such, a state tax provision of approximately $0.6 million has been recorded for separate company state taxes, on separate company pre-tax income of $5.5 million for the six months ended June 30, 2005. The Company’s net effective rate of 8.9% for the six months ended June 30, 2005 is primarily due to the benefit of Macquarie Infrastructure Company LLC’s pre-tax income of $6.0 million not being subject to income taxes less the state tax provision on separate company book income of certain separate entities within MIC Inc.

13. Legal Proceedings and Contingencies
The following discussion supplements the legal proceedings described for the quarterly period ended March 31, 2005 and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
On June 23, 2005, the Atlantic defendants and other third party defendants reached agreement to settle the claims brought by the families of two pilots killed in a plane crash in 2000 allegedly as a result of fuel starvation. The plaintiffs had been seeking an aggregate of $100 million in punitive damages, $100 million for wrongful death and $5 million for pain and suffering. Atlantic’s share of the settlements is currently expected to be approximately $325,000 in the aggregate and fully insured. The settlement is pending surrogate court approval.
14. Dividends
On May 14, 2005, our board of directors declared a dividend of $0.50 per share for the quarter ended March 31, 2005, and an additional dividend of $0.0877 per share for the period ended December 31, 2004. The dividend payments were made on June 7, 2005 to holders of record on June 2, 2005.
15. Subsequent Events
On August 8, 2005, the Company’s board of directors declared a dividend of $0.50 per share for the quarter ended June 30, 2005, payable on September 9, 2005 to holders of record on September 6, 2005.

NORTH AMERICA CAPITAL HOLDING COMPANY
(Predecessor to Macquarie Infrastructure Company Trust and Successor to Executive Air Support, Inc.)
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
For the Quarter and Six Months Ended June 30, 2004
(Unaudited)
($ in thousands)

	Quarter
	Ended	Six Months Ended
	June 30, 2004	June 30, 2004
Revenue
Fuel revenue	$18,266	$36,052
Service revenue	6,190	12,871

Total revenue	24,456	48,923
Cost of revenue — fuel	9,277	18,345
Cost of revenue — service	606	1,266

Gross profit	14,573	29,312
Selling, general, and administrative expenses	8,907	18,263
Depreciation and amortization	1,021	1,922

Operating profit	4,645	9,127
Other expense:
Other expense	84	5,304
Interest expense, net	1,040	2,131

Income before income taxes	3,521	1,692
Provision for income taxes	1,407	675

Income from operations	2,114	1,017
Income from discontinued operations	252	252

Net income	2,366	1,269

Net income applicable to common stockholders:
Net income	$2,366	$1,269
Less: Preferred stock dividends	—	(1,340)

Net income (loss) applicable to common stockholders	$2,366	$(71)

See accompanying note to the consolidated condensed financial statements.

NORTH AMERICA CAPITAL HOLDING COMPANY
(Predecessor to Macquarie Infrastructure Company Trust and Successor to Executive Air Support, Inc.)
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2004
(Unaudited)
($ in thousands)

Six Months
Ended
June 30, 2004
Cash flows from operating activities:
Net income	$1,269
Adjustments to reconcile net loss to net cash provided by operating activities:
Fair value adjustment for outstanding warrant liability	5,254
Depreciation and amortization	1,923
Non-cash interest expense and other	305
Deferred taxes	(1,063)
Changes in assets and liabilities:
Accounts receivable	(325)
Inventories	7
Prepaid expenses and other	796
Accounts payable	237
Deferred hanger rent	18
Taxes payable	(759)
Accrued liabilities	27

Net cash provided by operating activities	7,689

Cash flows from investing activities:
Capital expenditures	(2,700)
Other assets	127

Net cash used in investing activities	(2,573)

Cash flows from financing activities:
Payment on short-term note payable	(2,349)
Payment of long-term debt, net	(2,651)
Borrowings from revolving credit agreement	(1,000)

Net cash used in financing activities	(6,000)

Decrease in cash and cash equivalents	(884)
Cash and cash equivalents, beginning of period	2,438

Cash and cash equivalents, end of period	$1,554

See accompanying note to the consolidated condensed financial statements.
NOTE TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
North America Capital Holding Company is the predecessor company to Macquarie Infrastructure Company Trust and is the successor to Executive Air Support, Inc. In accordance with SEC disclosure requirements we have included a consolidated condensed statement of operations for the quarter and six months ended June 30, 2004, and a consolidated condensed statement of cash flows for the six months ended June 30, 2004. We have omitted all financial notes relating to these accompanying statements, as such information can be found in the previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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
Except as otherwise specified, “Macquarie Infrastructure Company,” “we,” “us,” and “our” refer to both the Trust and the Company and its subsidiaries together. Macquarie Infrastructure Management (USA) Inc., which we refer to as our Manager or MIMUSA, is part of the Macquarie group of companies, which we refer to as the Macquarie Group, which comprises Macquarie Bank Limited and its subsidiaries and affiliates worldwide. Macquarie Bank Limited is headquartered in Australia and is listed on the Australian Stock Exchange.
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
On December 21, 2004, we completed our initial public offering (“IPO”) and concurrent private placement, issuing a total of 26,610,000 shares of trust stock at a price of $25.00 per share. Total gross proceeds were $665.3 million before offering costs and underwriting fees at June 30, 2005 of $51.6 million. MIMUSA purchased two million shares ($50 million) of the total shares outstanding, through a private placement. The majority of the proceeds were used to acquire our initial infrastructure businesses and investment.
We acquired the Atlantic, AvPorts, Thermal Chicago, Northwind Aladdin and Macquarie Yorkshire businesses and made our investments in South East Water (“SEW”) and Macquarie Communications Infrastructure Group (“MCG”) on December 22, 2004 and acquired our interest in Macquarie Parking on December 23, 2004. These acquisitions were effected by purchasing the shares of North America Capital Holding Company (“NACH”), Macquarie Airports North America, Inc. (“MANA”), Macquarie District Energy Holdings, LLC (“MDEH”), Macquarie Americas Parking Corporation (“MAPC”), Macquarie Yorkshire Limited (“MYL”), stapled securities in MCG and ordinary shares and Preferred Equity Certificates, or PECs, in Macquarie Luxembourg. On January 14, 2005 we acquired General Aviation Holdings, LLC (“GAH”), which became a subsidiary of NACH. Consequently, the results of GAH from the date of its acquisition are reflected in NACH’s results of operations for the quarter and six months ended June 30, 2005.
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

On May 26, 2005, we entered into, through a wholly-owned subsidiary, a membership interest purchase agreement with Mr Gene H. Yamagata to acquire 100% of the membership interests in Eagle Aviation Resources, Ltd., a Nevada limited liability company doing business as Las Vegas Executive Air Terminal (“LVE”) for a total cash purchase price of $58 million (subject to working capital adjustments) with no assumed debt. In addition to the purchase price, it is anticipated that a further $2.3 million will be paid to cover transaction costs and to pre-fund capital expenditures for the facility.
The membership interest purchase agreement contains various provisions customary for transactions of this size and type, including representations, warranties and covenants with respect to the business that are subject to customary limitations. The agreement provides for a one-year escrow of $500,000 to cover working capital adjustments or for indemnities. The amount of indemnification payable under the agreement is limited to 25% of the purchase price, with some exceptions.
All approvals, including approval of the relevant airport authority, have been obtained and the waiting period under the Hart-Scott-Rodino Antitrust Act has terminated. Various other customary closing conditions would be received at or prior to closing, which is expected to occur by the end of August.
The results of LVE would be included in results of operations of our airport services segment from the date of our acquisition. We expect that the transaction would be immediately yield accretive. Other than capital required for continued operation of the business, we expect that substantially all of LVE’s cash flow from operations would be available for distribution to our shareholders. We are continuing to evaluate debt refinancing for up to 75% of the purchase price of LVE, when appropriate additional opportunities for deployment of those resources exist, in order to optimize shareholder returns.
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
Distributions received from our businesses and investments by the above-mentioned directly owned subsidiaries of the Company, net of any tax payable by these subsidiaries, are available first to meet management fees and corporate overhead expenses of these subsidiaries, the Company and the Trust and then to fund dividend payments by the Company to the Trust for payment to holders of Trust stock. Base and performance management fees payable to our Manager are allocated between the Company and the directly owned subsidiaries based on the Company’s internal allocation policy.
On May 14, 2005 our Board of Directors declared a dividend of $0.50 per share for the quarter ended March 31, 2005, and an additional dividend of $0.0877 per share for the period ended December 31, 2004. The dividend payments were made on June 7, 2005 to holders of record on June 2, 2005. Additionally, on August 8, 2005, our Board of Directors declared a dividend of $0.50 per share for the quarter ended June 30, 2005, payable on September 9, 2005 to holders of record on September 6, 2005.

RESULTS OF OPERATIONS
Because we acquired all of our businesses and investments in December, 2004 and thereafter, we cannot provide a comparison between our consolidated results for the quarter and six months ended June 30, 2005 with any prior period. We have provided a comparison of the results of our operations by business segment for the quarter and six months ended June 30, 2005 with the results of those businesses and investments (unconsolidated) for the quarter and six months ended June 30, 2004.
Our consolidated results of operations are summarized below (in thousands):

			Period From
			April 13, 2004
	Quarter Ended	Six Months Ended	(inception) –
	June 30, 2005	June 30, 2005	June 30, 2004
Revenue
Revenue from fuel sales	$34,243	$64,630	$—
Service revenue	36,945	70,951	—
Financing and equipment lease income	1,331	2,673	—

	72,519	138,254	—

Costs and expenses
Cost of fuel sales	19,708	36,803	—
Cost of services	19,720	36,976	—
Selling, general and administrative expenses	18,714	37,876	2,581
Fees to manager	2,209	4,152	—
Depreciation expense	1,420	2,747	—
Amortization of intangibles	3,235	6,320	—

Operating income (loss)	7,513	13,380	(2,581)

Other income (expense)
Dividend income	6,184	6,184	—
Interest income	1,231	2,330	—
Interest expense	(7,511)	(15,269)	—
Equity in (loss) earnings and amortization charges of investee	(1,139)	514	—
Other income (expense), net	261	(654)	—

Net income (loss) before income taxes and minority interests	6,539	6,485	(2,581)
Income taxes	579	579	—

Net income (loss) before minority interests	5,960	5,906	(2,581)
Minority interests	324	353	—

Net income (loss)	$5,636	$5,553	$(2,581)

We recognized net income of $5.6 million in both the quarter and six months ended June 30, 2005. Our airport services business contributed $1.7 million and $3.1 million, respectively, of net income. We recorded a net loss of $1.1 million and $513,000 net income for the quarter and six months ended June 30, 2005, respectively, from our 50% equity investment in CHL, net of amortization of $1.2 million and $2.4 million for the same periods.
Our district energy business earned net income in the quarter of $409,000 due to strong increases in consumption revenue. Year to date District Energy has a net loss of $353,000 due to higher depreciation and amortization expense.
Our airport parking business had net losses of approximately $43,000 and $455,000 for the quarter and six months ended June 30, 2005, respectively. These results were primarily due to increased direct expenses in the airport parking business associated with the new locations opening during the second quarter of 2004. We also recorded $2.2 million in base management fees earned by our Manager for the quarter ended June 30, 2005.
We have included EBITDA, a non-GAAP financial measure, on both a consolidated basis as well as for each segment as we consider it to be an important measure of our overall performance. We believe EBITDA provides additional insight into the performance of our operating companies and our ability to service our obligations and support our ongoing dividend policy.

A reconciliation of net loss to earnings before interest, taxes, depreciation and amortization (“EBITDA”) is provided below (in thousands):

			April 13, 2004
	Quarter Ended	Six Months Ended	(inception) –
	June 30, 2005	June 30, 2005	June 30, 2004
Net income (loss)	$5,636	$5,553	$(2,581)
Interest expense, net	6,280	12,939	—
Income taxes	579	579	—
Depreciation (1)	3,411	6,632	—
Amortization (2)	3,235	6,320	—

EBITDA	$19,141	$32,023	$(2,581)

(1)	Includes depreciation expense of $546,000 for the quarter ended June 30, 2005 and $1.0 million for the six months ended June 30, 2005 for the airport parking business, and $1.4 million for the quarter ended June 30, 2005 and $2.8 million for the six months ended June 30, 2005 for the district energy business which is included in cost of services on our consolidated condensed statement of operations.

(2)	Does not include $1.2 million and $2.4 million of amortization expense related to intangible assets in connection with our acquisition of our toll road business for the quarter and the six months ended June 30, 2005, respectively.

BUSINESS SEGMENT OPERATIONS
Airport Services Business
          NACH (Atlantic)
The following section summarizes the historical consolidated financial performance of NACH for the quarter and six months ended June 30, 2005. The comparative quarter and six months ended June 30, 2004 represent the results of operations of Executive Air Support, Inc., the holding company for Atlantic. The 2005 six months results also include the operating results of GAH from the acquisition date of January 14, 2005.

($ in thousands)	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Fuel revenue	$24,796	$18,266	$47,624	$36,052
Non-fuel revenue	8,588	6,190	17,393	12,871

Total revenue	33,384	24,456	65,017	48,923
Cost of revenue — fuel	14,150	9,277	26,731	18,345
Cost of revenue — non-fuel	739	606	1,549	1,266

Total cost of revenue	14,889	9,883	28,280	19,611

Fuel gross profit	10,646	8,989	20,893	17,707
Non-fuel gross profit	7,849	5,584	15,844	11,605

Gross profit	18,495	14,573	36,737	29,312
Selling, general and administrative expenses	10,645	8,907	21,311	18,263
Depreciation and amortization	2,926	1,021	5,623	1,922

Operating income	4,924	4,645	9,803	9,127
Other expense	26	84	946	5,304
Interest expense, net	2,556	1,040	5,196	2,131
Provision for income taxes	972	1,407	1,604	675

Income from continuing operations(1)	$1,370	$2,114	$2,057	$1,017

Reconciliation of income from continuing operations to EBITDA Income from continuing operations(1)	1,370	2,114	2,057	1,017
Interest expense, net	2,556	1,040	5,196	2,131
Provision for income taxes	972	1,407	1,604	675
Depreciation and amortization	2,926	1,021	5,623	1,922

EBITDA	$7,824	$5,582	$14,480	$5,745

(1)	Discontinued operations consist of income from Atlantic’s charter flight business which was sold in 2003.
Key Factors Affecting Operating Results
Key factors affecting the quarter and six months ended June 30, 2005 were as follows:
•	Contribution of positive operating results from two new California FBOs acquired in January 2005

•	Total fuel volumes (including into-plane volumes as described below) at existing locations increased by 5.0% for the quarter ended June 30, 2005 and decreased by 0.8% for the six month period ended June 30, 2005

•	Conversion of two key customers to into-plane fueling contracts
Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004
          Fuel Revenue and Fuel Gross Profit
We generated $24.8 million in fuel revenue during the second quarter of 2005, a $6.5 million, or 35.7%, increase over the second quarter of 2004. This increase was due to a significant increase in average jet fuel prices and a 11.7% increase in jet fuel volumes. GAH contributed $4.9 million to fuel revenue.

Excluding GAH, jet fuel volumes decreased 10.0%. This decline is primarily due to the conversion of two large customers to into-plane contracts in the last quarter of 2004, as described below. Total jet fuel and into-plane volumes, excluding GAH, increased 5.0% in the second quarter 2005 over the second quarter 2004.
During the fourth quarter of 2004, NACH renegotiated certain fuel supply contracts with two large customers. These customers converted from regular fuel sales to contracts under which Atlantic delivers customer-owned fuel to the customers for a specified fee. These arrangements are known as “into-plane” fueling. For accounting purposes revenue and gross profit from into-plane fueling are classified in our results as non-fuel revenue and non-fuel gross profit, respectively, reflecting the lack of price risk with respect to fuel. The differing accounting treatment of revenue and gross profit derived from these large customers from fuel to non-fuel affects the comparison of the 2005 second quarter results with the 2004 second quarter results. Revenue in particular is not comparable as it includes only the fee in 2005, but includes both the cost of fuel and a mark-up in 2004.
We earned $10.6 million in fuel gross profit during the second quarter of 2005, a $1.7 million, or 18.4%, increase over the second quarter of 2004. This was due in part to an increase in average dollar fuel margins and in part to an overall increase in jet fuel volumes as discussed above. Excluding GAH, which contributed $2.0 million to fuel gross profit, fuel gross profit decreased by $344,000 due primarily to the decrease in fuel volumes from the conversion to into-plane contracts as discussed above. However, increases in volumes sold to other customers positively impacted fuel gross profit, offset by slightly lower margins. We generally pursue a strategy of keeping dollar margins relatively steady, thereby passing any increase in fuel prices to the customer. As a result, while rising fuel prices may increase our dollar profit margin, our percentage profit margin will decrease.
          Non-Fuel Revenue and Non-Fuel Gross Profit
During the second quarter of 2005 compared to the same 2004 quarter, non-fuel revenue increased by $2.4 million, or 38.7%, to $8.6 million, and non-fuel gross profit increased by $2.3 million, or 40.6%, to $7.8 million. These increases were due primarily to the acquisition of GAH, which contributed $1.3 million of non-fuel revenue and $1.2 million of non-fuel gross profit, and the conversion to into-plane revenue discussed above, which contributed $739,000 of revenue and gross profit. Excluding GAH and the into-plane conversions, into-plane volumes and margins increased contributing to the increase in gross profit. The balance of the increases in both revenue and gross profit was largely due to increased hangar rentals, mostly due to a new hangar addition completed at the end of 2004.
          Gross Profit
Our gross profit, comprised of our fuel gross profit and non-fuel gross profit, was $18.5 million for the second quarter of 2005, a 26.9% increase over the second quarter of 2004. GAH contributed $3.2 million to this increase. Excluding GAH, gross profit increased by 5.0%.
          Selling, General and Administrative Expenses
Selling, general and administrative expenses were $10.6 million for the second quarter of 2005, an increase of $1.7 million, or 19.5%, over the same 2004 period. GAH contributed $1.8 million to selling, general and administrative expenses. Excluding GAH, expenses declined slightly by 0.3% from the second quarter of 2004. The decrease was largely attributable to lower head office labor expenses.
          Depreciation and Amortization
Depreciation and amortization expense increased by $1.9 million, or 186.6%, in the second quarter of 2005 compared to the same 2004 period, reflecting the increase in carrying value of Atlantic’s net assets to fair value upon the acquisition of Atlantic by NACH.
          Interest Expense, Net
Net interest expense increased by $1.5 million, or 146%, from the second quarter of 2004 to the second quarter of 2005 due to the increase in the level of debt incurred after NACH’s acquisition of Atlantic and the acquisition of GAH in the first quarter of 2005. NACH’s current debt balance is $160.5 million, compared to a debt balance at June 30, 2004 of $33.7 million. Of the current outstanding balance, 75% is hedged until October 2009 through interest rate swaps. On 61% of the current debt the hedges fix the floating component of the interest rate at 3.35% for 3 years, then 4.57% for 2 years, and on 14% of the current debt the hedges fix the floating component of the interest rate at 3.73% for 3 years, then at 4.53% for 2 years.

          Income From Continuing Operations
Income from continuing operations for the second quarter of 2005 was $1.4 million, a decrease of $744,000 or 35.2% from the second quarter of 2004 largely as a result of higher depreciation, amortization and interest expense due to the Atlantic acquisition, partially offset by higher gross profit due primarily to GAH.
          EBITDA
NACH earned $7.8 million in EBITDA in the second quarter of 2005, an increase of $2.2 million, or 40.1%, over the same 2004 period. Excluding GAH, which contributed $1.4 million, EBITDA would have increased by 15.8% or $882,000, largely due to an increase in gross profit and lower head office expenses.
          Six Months Ended June 30, 2005 compared to Six Months Ended June 30, 2004
          Fuel Revenue and Fuel Gross Profit
We generated $47.6 million in fuel revenue during the six months ended June 30, 2005, an $11.6 million, or 32.1%, increase over the first six months of 2004. The increase was attributable to a significant increase in average fuel prices and a 12.0% increase in fuel volume. GAH contributed $10.1 million to fuel revenue.
Excluding GAH, fuel volumes decreased 11.4%. This decline is primarily due to the conversion of two large customers to into-plane contracts in the last quarter of 2004, as described above. Total fuel and into-plane volumes, excluding GAH, decreased 0.8% for the six month period ending June 30, 2005 compared to the same 2004 period.
We generated $20.9 million in fuel gross profit during the six months ended June 30, 2005, a $3.2 million, or 18.0%, increase over the first six months of 2004. This was due in part to an increase in average dollar fuel margins and in part to an increase in jet fuel volumes. Excluding GAH, which contributed $4.4 million, fuel gross profit decreased by $1.2 million. This was largely due to the decrease in fuel volumes from the conversion to into-plane contracts as discussed above. However, fuel gross profit was positively impacted by increases in fuel volumes sold to other customers offset by slightly lower average dollar margins.
          Non-Fuel Revenue and Non-Fuel Gross Profit
During the six months ended June 30, 2005, compared to the same 2004 period, non-fuel revenue increased by $4.5 million, or 35.1%, to $17.4 million, and non-fuel gross profit increased by $4.2 million, or 36.5%, to $15.8 million. These increases were primarily due to GAH, which contributed $2.5 million of non-fuel revenue and $2.3 million of non-fuel gross profit, and the conversion to into-plane contracts discussed above, which contributed $930,000 of revenue and gross profits. The balance of the increases in both revenue and gross profit was primarily due to higher into-plane margins and volumes, increased hangar rentals, mostly due to a new hangar addition completed at the end of 2004 and higher de-icing revenue and profits, partly offset by lower concession fees.
          Gross Profit
Our combined fuel and non-fuel gross profit, was $36.7 million for the first six months of 2005, a 25.3% increase over the first six months of 2004. GAH contributed $6.7 million to the increase. Excluding GAH, gross profit increased 2.3%.
          Selling, General and Administrative Expenses
Selling, general and administrative expenses were $21.3 million for the six months ended June 30, 2005, an increase of $3.0 million, or 16.7%, over the same 2004 period. GAH contributed $3.3 million to selling, general and administrative expenses. Excluding GAH, expenses declined by $231,000, or 1.3%, from the first six months of 2004. The decrease was largely attributable to lower corporate center labor expenses.
          Depreciation and Amortization
Depreciation and amortization expense increased by $3.7 million, or 193%, in the six months ended June 30, 2005 compared to the same 2004 period, reflecting the increase in carrying value of Atlantic’s net assets to fair value upon the acquisition of Atlantic by NACH.
          Other Expense
Other expense decreased $4.4 million or 82.2% in the six months ended June 30, 2005 compared to the same period in 2004 due to inclusion in 2004 of a non-recurring $5.2 million expense attributable to then outstanding warrants. The warrants were subsequently cancelled in connection with the acquisition of Atlantic by NACH. Other expense in the first quarter of 2005 also included $913,000 in underwriting fees incurred in relation to the acquisition of GAH (funded with offering proceeds).
          Interest Expense, Net
Net interest expense increased by $3.1 million, or 144% for the six months ended June 30, 2005 compared to the same 2004 period, due to the increase in the level of debt incurred after NACH’s acquisition of Atlantic and the acquisition of GAH in the first quarter of 2005.
          Income From Continuing Operations
Income from continuing operations for the six months period ended June 30, 2005 was $2.1 million, an increase of $1.0 million, or 102.3%, over the same 2004 period largely as a result of higher operating income offset by higher provision for income taxes.
          EBITDA
NACH earned $14.5 million in EBITDA in the six months ended June 30, 2005, an increase of $8.7 million, or 152.0%, over the same 2004 period. Excluding GAH, which contributed $3.3 million, EBITDA would have increased by 95.4% or $5.4 million, largely due to the $5.2 million non-recurring expense for warrants that were subsequently cancelled. The remainder of the change was due to an increase in gross profit and lower head office labor expenses.

          MANA (AvPorts)
The following table summarizes the historical consolidated financial performance of MANA for the quarter and six months ended June 30, 2005 and June 30, 2004. MANA was acquired by us on December 22, 2004 and the 2005 results of operations reflect our new basis in the acquired assets.

($ in thousands)	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Fuel revenue	$9,447	$7,569	$17,006	$13,834
Non-fuel revenue	3,948	3,675	9,700	8,538

Total revenue	13,395	11,244	26,706	22,372

Cost of revenue — fuel	5,558	3,982	10,072	7,053
Cost of revenue — non-fuel	1,037	965	2,554	2,317

Total cost of revenue	6,595	4,947	12,626	9,370

Fuel gross profit	3,889	3,587	6,934	6,781
Non-fuel gross profit	2,911	2,710	7,146	6,221

Gross profit	6,800	6,297	14,080	13,002
Selling, general and administrative expenses	4,675	4,306	9,193	8,368
Depreciation and amortization	779	1,597	1,548	3,179

Operating income	1,346	394	3,339	1,455
Interest expense, net	743	913	1,527	1,829
Other (income) expense	(1)	9	1	19
Provision for income taxes	256	(1)	767	150

Net income (loss)	$348	$(527)	$1,044	$(543)

Reconciliation of net income (loss) to EBITDA
Net income (loss)	348	(527)	1,044	(543)
Interest expense, net	743	913	1,527	1,829
Provision for income taxes	256	(1)	767	150
Depreciation and amortization	779	1,597	1,548	3,179

EBITDA	$2,126	$1,982	$4,886	$4,615

          Key Factors Affecting Operating Results
Key factors affecting the quarter and six months ended June 30, 2005 were as follows:
•	Jet fuel volumes increased 6.7% and 6.3% over the prior quarter and six months ended June 30, 2004, respectively

•	Significant increase in de-icing revenue increased six month results

•	Amortization decreased due mainly to the expiration in November 2004 of a non-compete agreement

•	Selling, general and administrative expenses increased largely due to the establishment of a stock appreciation rights plan and higher professional fees
          Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004
          Fuel Revenue and Fuel Gross Profit
MANA generated $9.4 million in fuel revenue during the second quarter of 2005, an increase of $1.9 million, or 24.8%, over the comparable 2004 period. This was due primarily to an increase of 6.7% in jet fuel volumes and rising fuel costs, which are generally passed through to our customers.
Fuel gross profit increased by $302,000 or 8.4% in the second quarter of 2005, versus the second quarter of 2004. This was due primarily to the aforementioned jet fuel volume increase, as well as a slight increase in dollar margin per gallon.
          Non-Fuel Revenue and Non-Fuel Gross Profit
MANA earned $3.9 million in non-fuel revenue during the second quarter of 2005, an increase of $273,000, or 7.4%, over the comparable 2004 period. This was due primarily to a 3.4% increase in de-icing revenue, into-plane fuel volumes and an increase in into-plane fees per gallon, as well as an increase in pass-through fees charged to customers on the behalf of respective airport authorities. MANA retains a portion of the pass-through fees.
          Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $369,000, or 8.6%, from the second quarter of 2004 to the same 2005 period. Part of this increase was due to the implementation in the second quarter 2005 of a stock appreciation rights plan for senior employees designed to align their interests with MIC’s interests and to reward employees for outstanding performance. There was a $265,000 accrual related to the establishment of the plan incurred in the second quarter of 2005.
          Depreciation and Amortization
Depreciation and amortization expense decreased by $817,000, or 51.1%, during the second quarter of 2005 versus the same 2004 period, due primarily to the expiration in November 2004 of a two year $7.5 million non-compete agreement. This decrease was partially offset by higher amortization expense due to the recording of MANA’s net assets at fair value upon acquisition.
          Interest Expense, Net
MANA’s interest expense decreased by $170,000, or 18.6%, during the second quarter of 2005 versus the same 2004 period. Interest expense included non-cash amortization of debt issuance costs of $169,000 in the second quarter of 2004, which was eliminated as part of our acquisition of MANA. MANA’s current debt balance is $36.0 million, of which 75% is hedged until November 2007 through interest rate swaps. These swaps effectively fix the floating component of the interest rate on 75% of the debt at 3.55%. Interest expense in the second quarter of 2005 included $284,000 on fixed rate intercompany debt. The intercompany debt balance of $12.0 million was converted to equity on June 27, 2005.
          Net Income (Loss)
MANA’s net income for the quarter ended June 30, 2005 was $348,000, an increase of $875,000 over the second quarter of 2004, largely due to lower amortization expense and higher gross profit, offset by higher income tax expense due to the increase in operating income.
          EBITDA
MANA earned $2.1 million in EBITDA in the second quarter of 2005, an increase of $144,000, or 7.3%, over the second quarter of 2004. This was due primarily to higher fuel volumes and increased into-plane volumes and margins leading to stronger gross profits. These increases were partially offset by higher selling, general and administrative expenses, primarily the result of establishing the stock appreciation rights plan discussed above.
          Six Months Ended June 30, 2005 compared to Six Months Ended June 30, 2004
          Fuel Revenue and Fuel Gross Profit
MANA generated $17.0 million in fuel revenue during the first six months of 2005, an increase of $3.2 million, or 22.9%, over the comparable 2004 period. This was due primarily to an increase of 6.3% in jet fuel volumes and rising fuel costs, which are generally passed through to our customers.
Fuel gross profit increased by $153,000, or 2.3%, in the first six months of 2005, versus the comparable 2004 period. This was due primarily to the aforementioned volume increase, partially offset by a decrease in dollar margin per gallon.
          Non-Fuel Revenue and Non-Fuel Gross Profit
MANA’s $1.2 million, or 13.6%, increase in non-fuel revenue to $9.7 million in the first six months of 2005 from the comparable 2004 period, resulted largely from an $814,000 increase in commercial de-icing revenue at our northeast locations due to colder weather conditions. MANA also had increases in into-plane fuel revenue due to a 4% increase in volumes, and rental revenue due to expanded hangar capacity. The increases were partially offset by a decline in FBO service revenue. Non-fuel gross profit increased $925,000, or 14.9% on the strength of higher revenue offset by higher costs of $237,000.

          Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $825,000, or 9.8%, in the first six months of 2005 compared to the comparable 2004 period. This increase was largely due to higher professional fees and the implementation of a stock appreciation rights plan.
          Depreciation and Amortization
Depreciation and amortization expense decreased by $1.6 million, or 51.3%, in the first six months of 2005 from the comparable 2004 period, due primarily to the expiration in November 2004 of a two year $7.5 million non-compete agreement. This decrease was partially offset by higher amortization expense due to recording MANA’s net assets at fair value upon acquisition.
          Interest Expense, Net
MANA’s interest expense decreased by $302,000, or 16.5%, during the first six months 2005 versus the same 2004 period. Interest expense included non-cash amortization of debt issuance costs of $338,000 in the first half of 2004, which was eliminated as part of our acquisition of MANA.
          Net Income (Loss)
MANA’s net income for the six months ended June 30, 2005 was $1.0 million, an increase of $1.6 million over the six months ended 2004, largely as a result of higher gross profit and lower amortization expense, offset by higher income tax expense due to the increase in operating income.
          EBITDA
MANA earned $4.9 million of EBITDA in the six months ended June 30, 2005, an increase of $271,000, or 5.9%, over the first half of 2004. This was due mainly to increased de-icing activity, fuel volumes and increased into-plane volumes and margins, leading to stronger gross profits. These increases were partially offset by higher selling, general and administrative expenses primarily the result of establishing the stock appreciation rights plan discussed above and higher professional fees.

Airport Parking Business
The following table summarizes the historical consolidated financial performance of MAPC for the quarter and six months ended June 30, 2005 and 2004. We acquired MAPC on December 23, 2004 and the 2005 results of operations reflect our new basis in the acquired assets.

($ in thousands)	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	$14,275	$13,058	$27,584	$25,214
Direct expenses	10,188	9,447	20,294	17,897

Gross profit	4,087	3,611	7,290	7,317
Selling, general and administrative expenses	1,280	1,093	2,235	2,009
Amortization of intangibles	609	1,059	1,218	1,840

Operating income	2,198	1,459	3,837	3,468
Interest expense, net	(2,289)	(1,995)	(4,403)	(3,966)
Other income (expense)	22	(10)	(3)	(10)
Provision for income taxes	—	—	—	—
Minority interest in loss of consolidated subsidiaries	26	174	114	148

Net loss	$(43)	$(372)	$(455)	$(360)

Reconciliation of net loss to EBITDA
Net loss	(43)	(372)	(455)	(360)
Interest expense, net	2,289	1,995	4,403	3,966
Provision for income taxes	—	—	—	—
Depreciation	546	586	1,049	1,145
Amortization of intangibles	609	1,059	1,218	1,840

EBITDA	$3,401	$3,268	$6,215	$6,591

          Key Factors Affecting Operating Results
Key factors affecting the quarter and six months ended June 30, 2005 were as follows:
•	Customers using our pre-existing parking facilities increased by 5.1% and 6.0% for the quarter and six months, respectively, compared to the same period in 2004

•	Internet marketing initiatives and increased air passenger traffic generated higher volumes of customers which increased overall revenue, but we believe shorter lengths of stay put downward pressure on revenue per car out

•	Higher EBITDA for the quarter primarily reflects reduced operating losses at our new facilities. Lower EBITDA for the six months reflects operating losses at the new facilities for the full six months in 2005

•	Operating margins at our pre-existing facilities improved
          Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004
          Revenue
MAPC revenue for the quarter ended June 30, 2005 of $14.3 million was $1.2 million or 9.3% higher than in the quarter ended June 30, 2004 due to additional revenue of $905,000 from new facilities and an increase of $563,000 in revenue from pre-existing facilities. We consider pre-existing facilities to be facilities that were in operation at the beginning of the second quarter 2004, in contrast to new facilities. Revenue from pre-existing facilities increased due to an overall increase in air passenger traffic at our locations and the results of internet marketing initiatives. Two of our new facilities commenced operations in the second quarter of 2004, one of which did not generate significant revenue until September 2004 and the other is being used as an overflow lot pending conversion to a stand alone facility. The increase in revenue in 2005 was partially offset by non-recurring revenue of $251,000 from the cash settlement of an early contract termination in 2004. As illustrated in the following table, our airport parking business benefited from an increase in customer volume during the June quarter versus the same quarter in 2004.

	June 30, 2005	June 30, 2004	Percentage Change
Overnight Occupancy	15,751	14,712	7.1%
Total Cars Out	389,416	343,013	13.5%
Cars Out at Pre-existing Facilities	360,619	343,013	5.1%
Overnight occupancy represents the occupancy at the lowest point of the day and does not reflect turnover and intra-day activity. Cars out represents the number of customers who depart within the quarter.
While cars out at new and pre-existing facilities increased 13.5%, revenue increased just 9.3%. We believe this is due to the average revenue per car out having declined as a result of an increase in customers with shorter lengths of stay.
Although the number of cars using our facilities has generally increased over 2004, our airport parking business has capacity to accommodate further growth. At facilities where we are operating at peak capacity intra day, we are currently utilizing overflow lots. We are also exploring opportunities for additional overflow facilities and the use of car lifts.
Throughout second quarter and the beginning of third quarter 2005, we selectively increased rates and reduced discounts. The second quarter 2005 does not fully reflect the effect of these changes. We continuously monitor and seek to rationalize our pricing policies in our parking business.
          Direct Expenses
Direct expenses for the quarter ended June 30, 2005 increased by $740,000, or 7.8% to $10.2 million. This primarily resulted from an increase in direct costs at new locations of $564,000. Direct costs at pre-existing locations increased by $174,000 as a result of an additional $345,000 in non-cash deferred rent expenses from securing our 30 year lease at our Hartford facilities offset by a reduction in operating costs and depreciation.
          Selling, General and Administrative Expenses
Selling, general and administrative expenses for the second quarter of 2005 increased by $187,000, or 17.1%, over the second quarter of 2004 primarily due to payroll and consulting fees in connection with the creation of a national operations team. The national operations team is an integral part of our strategy to increase cash flow at existing sites as well as integrate new sites effectively.
          Amortization of Intangibles
Amortization decreased largely as a result of accelerated amortization of customer contracts that terminated early in 2004, partially offset by an increase in the carrying value to fair value of the assets acquired when MAPC was purchased by us on December 23, 2004.
          Interest Expense, Net
Net interest expense in the second quarter 2005 increased by $294,000, or 14.7%, compared to the same 2004 period, as the LIBOR rates increased to 3.09% in June 2005 compared to 1.12% in June 2004. The current rate is still below the LIBOR interest rate cap of 4.5%. Interest expense was partially offset by the elimination of deferred finance cost amortization resulting from our acquisition.
          Net Loss
Our parking business recorded a net loss for the quarter ended June 30, 2005 of $43,000 compared to a net loss of $372,000 for the quarter ended June 30, 2004. The improvement was primarily due to reduced operating losses at new facilities, improved operating income efficiencies at pre-existing facilities and reduced amortization of intangibles. Overall improvements were partially offset by increases in selling, general and administration expenses, non-recurring revenue from cash settlement of the early contract termination in 2004, additional rental expense associated with securing a 30 year lease at our Hartford facilities and higher debt service costs.
          EBITDA
EBITDA in the quarter ended June 30, 2005 was $3.4 million, a $133,000, or 4.1%, increase from the quarter ended June 30, 2004. The increase was primarily due to a reduction in operating losses at our new facilities and an increase in operating income at pre-existing facilities. This increase was offset by higher selling, general and administration expenses and non-recurring revenue from cash settlement of the early contract termination in 2004.
          Six Months Ended June 30, 2005 compared to Six Months Ended June 30, 2004
          Revenue
MAPC revenue in the six months ended June 30, 2005 of $27.6 million was 9.4% higher than in the six months ended June 30, 2004 due to additional revenue of $1.7 million from new facilities and an increase of $1.1 million in revenue from pre-existing facilities. Revenue from pre-existing facilities increased due to an overall increase in air passenger traffic at our locations and the results of internet marketing initiatives. The increase in revenue was partially offset by a non-recurring revenue of $502,000 from the cash settlement of an early contract termination in 2004.
As illustrated in the following table, our airport parking business benefited from an increase in customer volume during the first half of 2005 versus the same period in 2004.

	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2004	Percentage Change
Overnight Occupancy	15,201	14,087	8.0%
Total Cars Out	745,898	654,294	14.0%
Cars Out at Pre-existing Facilities	693,382	654,294	6.0%
Overnight occupancy represents the occupancy at the lowest point of the day and does not reflect turnover and intra-day activity. Cars out represents the number of customers who depart within the quarter.
While cars out increased 14.0% at new and pre-existing facilities, revenue increased just 9.4%. This is a function of the average rate per car out having declined as a result an increase in customers with shorter lengths of stay including intra-day airport employee customers.
          Direct Expenses
Direct expenses for the six months ended June 30, 2005 increased in the first half of 2005 by $2.4 million, or 13%, to $20.3 million. This resulted from increased costs at our new facilities of $1.8 million. Direct costs at our pre-existing facilities increased by $588,000 as a result of increased rent expense in the amount of $673,000 from securing our 30 year lease in Hartford locations. Of this increased rent expense $600,000 is classified as rent in excess of lease and is a non-cash item. Total non-cash rental expense for all locations was $1.0 million and $446,000 in the six months ended June 30, 2005 and 2004 respectively.
          Selling, General and Administrative Expenses
Selling, general and administrative expenses increased in the first half of 2005 by $227,000, or 11.2%, compared to the first half of 2004 as a result of higher professional and consulting fees, and payroll costs associated with the creation of a national operations team.
          Amortization of Intangibles
Amortization decreased largely as a result of accelerated amortization of customer contracts that terminated early in 2004, partially offset by an increase in the carrying value to fair value of the assets acquired when MAPC was purchased by us on December 23, 2004.
          Interest Expense, Net
Net interest expense in the first six months of 2005 increased by $437,000, or 11.0%, over the first six months of 2004 as the LIBOR rate increased to 3.09% as at June 2005 compared to 1.12% in June 2004. The current rate is still below the LIBOR interest rate cap of 4.5%in the parking business’s credit facility. Interest expense was partially offset by the elimination of deferred finance cost amortization resulting from our acquisition.
          Net Loss
Our parking business recorded a net loss for the six months ended June 30, 2005 of $455,000 compared to a net loss of $360,000 for the six months ended June 30, 2004. This was primarily due to increased interest expense and selling, general, and administration expense offset by a reduction in amortization of intangibles. The decrease in gross profit reflects the cash settlement of an early contract termination in 2004 and additional rental expense associated with securing a 30 year lease at our Hartford facilities. Operating losses at new facilities were recorded in both quarters of the six months ended June 30, 2005 compared to only one quarter of the comparable period in 2004.
          EBITDA
EBITDA in the six months ended June 30, 2005 was $6.2 million, a $376,000, or 5.7%, decrease from the six months ended June 30, 2004. This was primarily due to a full six months of operating losses at new facilities and increased selling, general, and administration expense. The decrease in gross profit reflects the cash settlement of an early contract termination in 2004 and additional rental expense associated with securing a 30 year lease at our Hartford facilities. Operating losses at new facilities were recorded in both quarters of the six months ended June 30, 2005 compared to only one quarter of the comparable period in 2004.

District Energy Business
The following table compares the historical consolidated financial performance of MDEH for the quarter and six months ended June 30, 2005 and 2004.
We have combined the results of operations for the predecessor Thermal Chicago Corporation from January 1, 2004 through June 30, 2004, prior to acquisition by MDEH with MDEH from January 1, 2004 through June 30, 2004.
For the quarter and six months ended June 30, 2005 the results of operations includes ETT Nevada Inc., the 75% owner of Northwind Aladdin LLC, which was indirectly acquired by MDEH in September 2004. The results for ETT Nevada are not included in the quarter and six months ended June 30, 2004.

	Quarter Ended June 30,		Six Months Ended June 30,
($ in thousands)	2005	2004	2005	2004
Cooling capacity revenue	$4,127	$4,075	$8,186	$8,132
Cooling consumption revenue	5,508	4,194	7,036	5,469
Other revenue	499	246	1,052	505
Finance lease revenue	1,331	334	2,673	671

Total revenue	11,465	8,849	18,947	14,777

Direct expenses — electricity	3,259	2,458	4,281	3,100
Direct expenses — other (1)	4,497	3,111	8,298	5,893

Direct expenses — total	7,756	5,569	12,579	8,993

Gross profit	3,709	3,280	6,368	5,784
Selling, general and administrative expenses	858	1,256	1,715	2,132
Amortization of intangibles	341	28	678	56

Operating income	2,510	1,996	3,975	3,596
Interest expense, net	(2,016)	(11,556)	(4,158)	(12,633)
Other income	265	1,342	297	1,394
Benefit for income taxes	—	2,839	—	2,366
Minority interest	(350)	—	(467)	—

Net income (loss)	$409	$(5,379)	$(353)	$(5,277)

Reconciliation of net income (loss) to EBITDA
Net income (loss)	$409	$(5,379)	$(353)	$(5,277)
Interest expense, net	2,016	11,556	4,158	12,633
Benefit for income taxes	—	(2,839)	—	(2,366)
Depreciation	1,445	724	2,836	1,436
Amortization of intangibles	341	28	678	56

EBITDA	$4,211	$4,090	$7,319	$6,482

(1)	Other direct expenses include payroll and related expenses (labor), operations and maintenance, real estate taxes, rent charges, and depreciation.
The majority of revenue generated by our District Energy business is fixed capacity payments and variable usage payments. Capacity revenue is generated regardless of the actual volume of cooling used. Consumption revenue varies based on the actual volume of cooling. The business generates finance lease revenue from equipment leasing agreements with certain customers.
Key Factors Affecting Operating Results
Key factors affecting the quarter and six months ended June 30, 2005 compared to the quarter ended June 30, 2004 were as follows:
•	Capacity revenue generally increased in-line with inflation

•	Excluding ETT Nevada, consumption ton-hours sold were higher mostly due to above average temperature in Chicago in June 2005

•	EBITDA was higher largely due to the inclusion of ETT Nevada

•	Excluding ETT Nevada and non-recurring financial restructuring gain in 2004 of $1.3 million, EBITDA increased by 19.8%

in the three months ended June 30, 2005
          Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004
          Revenue
Revenue increased by approximately $2.6 million, or 29.6%, in the second quarter of 2005 compared to the second quarter of 2004. ETT Nevada contributed $1.8 million of the increase, including $566,000 in cooling consumption revenue, $1.0 million in finance lease revenue, and $238,000 in other revenue.
Excluding ETT Nevada, revenue increased at Thermal Chicago by approximately $802,000, or 9.1%, from the second quarter 2004. This included an increase in cooling consumption revenue of $747,000 primarily due to an increase in consumption ton-hours sold of 12.8% mostly due to above average temperature in Chicago in June 2005, and annual scheduled increases in contract consumption rates. The remainder was primarily due to annual inflation-related increases of contract capacity rates in accordance with the terms of existing customer contracts. Contracted capacity increased during the second quarter with a new customer expected to be on-line in mid 2006.
          Direct Expenses — Electricity
Direct expenses for electricity increased approximately $801,000, or 32.6%, in the second quarter of 2005 compared to the second quarter of 2004, of which $433,000 relates to ETT Nevada.
Excluding ETT Nevada, direct expense for electricity increased by approximately $368,000, or 15.0%, from the second quarter of 2004. The increase was primarily due to higher consumption ton-hours sold, which led to incremental electricity expense of $319,000. The balance of the increase relates to new transmission charges passed on to us beginning in May 2004 by the one electricity supplier that provides power under a retail energy supply contract. These charges will not vary significantly with consumption levels.
          Other Direct Expenses
Other direct expenses increased by $1.4 million, or 44.6%, in the second quarter of 2005 compared to the second quarter of 2004, of which $323,000 relates to ETT Nevada.
Excluding ETT Nevada, other direct expenses increased by $1.1 million, or 34.2%, from the second quarter of 2004. The primary causes were $720,000 of additional depreciation resulting from recording the acquisition of Thermal Chicago by MDEH at fair value, $270,000 related to the timing of operations and maintenance expense for reliability and required corrective maintenance issues, and additional direct labor costs from scheduled increases in wages and benefits for union workers. We expect the timing difference in operations and maintenance expense to reverse over the remainder of the year.
          Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by approximately $398,000, or 31.7%, in the second quarter of 2005 compared to the second quarter of 2004. Excluding ETT Nevada’s expense of $71,000, selling, general and administrative expenses decreased by $470,000, or 37.4%, from the second quarter of 2004 due to the absence of expenses related to the sale of Thermal Chicago by Exelon in 2004.
          Amortization of Intangibles
Amortization of intangibles increased by $313,000 in the second quarter of 2005 compared to the second quarter of 2004 as a result of the increase in the carrying value of intangible assets to fair value resulting from the acquisition of Thermal Chicago by MDEH on June 30, 2004.
          Interest Expense, Net
Net interest expense decreased by approximately $9.5 million, or 82.6%, in the second quarter of 2005 compared to the second quarter of 2004. This substantial decrease was due to a one time make-whole payment to redeem outstanding bonds prior to the acquisition of Thermal Chicago by MDEH. The $2.0 million of net interest expense for the quarter ended June 30, 2005 primarily relates to the interest expense associated with long term debt of $120 million outstanding at June 30, 2005. Of the $11.5 million of net interest expense for the quarter ended June 30, 2004, $10.3 million relates to the make-whole payment, $339,000 relates to the termination of an interest rate swap that was used to hedge MDE’s long term interest rate risk pending issuance of notes in the private placement, with the remainder relating to the average outstanding debt balance at June 30, 2004.
          Other Income
Other income for the second quarter of 2005 was $1.1 million, or 80.3%, lower than for the second quarter of 2004. This decrease was largely due to a non-recurring gain of $1.3 million from financial restructuring undertaken by Exelon prior to the sale of Thermal Chicago to MDEH in June 2004. The balance relates to a minority investor’s share of a $925,000 settlement providing for the early release of escrow on the Aladdin bankruptcy. Our majority share of this amount is recorded as a purchase price adjustment.
          Provision (Benefit) for Income Taxes
No income tax expense was recorded for the quarter ended June 30, 2005 compared to an income tax benefit of $2.8 million for the quarter ended June 30, 2004. The tax benefit for 2004 relates directly to losses at Thermal Chicago prior to the MDEH acquisition on June 30, 2004.
          Net Income (Loss)
Net income was $409,000 for the quarter ended June 30, 2005 compared to a net loss of $5.4 million for the quarter ended June 30, 2004. The improvement in net income from the second quarter of 2004 was largely due to the inclusion of ETT Nevada combined with acquisition-related 2004 selling, general and administrative expenses and the make–whole payment on debt in 2004. The increase was partially offset by higher depreciation and amortization charges, the 2004 non-recurring tax benefit and other income from a financial restructuring.
          EBITDA
EBITDA was $4.2 million, including $868,000 from ETT Nevada for the quarter ended June 30, 2005, approximately $121,000, or 3.0%, higher than in the quarter ended June 30, 2004. EBITDA, excluding ETT Nevada, was $747,000, or 18.3%, lower in the second quarter 2005 due to a $1.3 million non-recurring financial restructuring gain in 2004. Exclusive of the one-time gain, EBITDA, excluding ETT Nevada, would have been $553,000, or 19.8% higher than the quarter ended June 30, 2004.
          Six Months Ended June 30, 2005 compared to Six Months Ended June 30, 2004
          Revenue
Revenue increased by approximately $4.2 million, or 28.2%, for the six month period ended June 30, 2005 compared to the six month period ended June 30, 2004. ETT Nevada contributed $3.5 million of the increase, including $1.0 million in cooling consumption revenue, $2.0 million in finance lease revenue, and $496,000 in other revenue.
Excluding ETT Nevada, revenue at Thermal Chicago increased by approximately $699,000, or 4.7%, from the six month period ended June 30, 2004. This included an increase in cooling consumption revenue of $616,000 primarily due to an increase in consumption ton-hours sold of 8.0% mostly due to above average temperature in Chicago in June 2005, and annual scheduled increases in contract consumption rates. The remainder was primarily due to annual inflation-related increases of contract capacity rates in accordance with the terms of existing customer contracts offset by a one-time credit to a customer.
          Direct Expenses – Electricity
Direct expenses for electricity increased approximately $1.2 million, or 38.1%, for the six month period ended June 30, 2005 compared to the six months ended June 30, 2004, of which $649,000 relates to ETT Nevada.
Excluding ETT Nevada, direct expense for electricity increased by approximately $532,000, or 17.2%, from the six months ended June 30, 2004. The increase was primarily due to higher consumption ton-hours sold, which led to incremental electricity expense of $270,000. The balance of the increase relates to new transmission charges passed on to us beginning in May 2004 by the one electricity supplier that provides power under a retail energy supply contract. These charges will not vary significantly with consumption levels.
          Other Direct Expenses
Other direct expenses increased by $2.4 million, or 40.8%, in the six month period ended June 30, 2005 compared to the six month period ended June 30, 2004, of which $655,000 relates to ETT Nevada.
Excluding ETT Nevada, other direct expenses increased by $1.8 million, or 29.7%, from the six months ended June 30, 2004. The primary causes were $1.4 million of additional depreciation as a result of increase in the carrying value of assets to fair value resulting from the acquisition of Thermal Chicago by MDEH on June 30, 2004, $239,000 relates to the timing of operations and maintenance expense for reliability and required corrective maintenance issues, and the remainder consisted of additional direct labor costs from scheduled increases in wages and benefits for union workers. We expect the timing difference in operations and maintenance expense to reverse over the remainder of the year.
          Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by approximately $417,000, or 19.6%, in the six month period ended June 30, 2005 compared to the six month period ended June 30, 2004. Excluding ETT Nevada’s expense of $172,000 selling, general and administrative expenses decreased by $589,000, or 27.6%, from the first six months of 2004 due to 2004 expenses related to the sale of Thermal Chicago by Exelon in 2004.
          Amortization of Intangibles
Amortization of intangibles increased by $622,000 for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 as a result of the increase in the carrying value of intangible assets to fair value resulting from the acquisition of Thermal Chicago by MDEH on June 30, 2004.
          Interest Expense, Net
Net interest expense decreased by approximately $8.5 million, or 67.1%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. This substantial decrease was due to a one-time make-whole payment to redeem outstanding bonds prior to the acquisition of Thermal Chicago by MDEH on June 30, 2004. The $4.2 million of net interest expense for the six months ended June 30, 2005 primarily relates to the interest expense associated with long term debt of $120 million outstanding at June 30, 2005. Of the $12.6 million of net interest expense for the six months ended June 30, 2004, $10.3 million relates to the make-whole payment, $339,000 relates to the termination of an interest rate swap that was used to hedge MDE’s long term interest rate risk pending issuance of notes in the private placement, with the remainder relating to the average outstanding debt balance at June 30, 2004.
          Other Income
Other income for the six months ended June 30, 2005 was $1.1 million, or 78.7% lower than for the six months ended June 30, 2004. This decrease was largely due to a non-recurring gain of $1.3 million from financial restructuring undertaken by Exelon prior to the sale of Thermal Chicago to MDEH in June 2004. The balance relates to a minority investor’s share of a $925,000 settlement providing for the early release of escrow on the Aladdin bankruptcy. Our majority share of this amount is recorded as a purchase price adjustment.
          Provision (Benefit) for Income Taxes
No income tax expense was recorded for the six months ended June 30, 2005 compared to income tax benefit of $2.4 million for the six months ended June 30, 2004. The tax benefit for 2004 was generated by the net loss incurred by Thermal Chicago prior to its sale to MDEH in June 2004.
          Net Income ( Loss)
Net loss was $353,000 for the six months ended June 30, 2005 compared to a net loss of $5.3 million for the six months ended June 30, 2004. The improvement was largely due to the inclusion of ETT Nevada combined with acquisition-related 2004 selling, general and administrative expenses, and the make-whole payment on debt in 2004. This increase was partially offset by higher depreciation and amortization charges, the 2004 non-recurring tax benefit and other income from a financial restructuring.
          EBITDA
EBITDA was $7.3 million, including $1.8 million from ETT Nevada for the six months ended June 30, 2005, approximately $837,000, or 12.9% higher than in the six months ended June 30, 2004. EBITDA, excluding ETT Nevada, was $1.0 million, or

15.4%, lower for the six months ended June 30, 2004 due to a $1.3 million non-recurring financial restructuring gain in 2004. Exclusive of the one-time gain, EBITDA would have been $337,000 or 6.5% higher than the six months ended June 30, 2004.
Toll Road Business
Our consolidated results related to the toll road business consist of three components:
•	Our equity in the earnings of CHL, which we hold through MYL, plus amortization charges, which reflect the amortization expense resulting from the increase to fair value of our investment upon our acquisition of 100% of MYL,

•	Net interest income resulting from loans between us and a subsidiary of CHL, and

•	Corporate selling, general and administrative expenses of MYL.
          Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004
For the quarter ended June 30, 2005, our share of the earnings of CHL plus amortization was $1.1 million, consisting of amortization expense of $1.2 million partially offset by our share of earnings of CHL of $36,000. CHL recorded a decline in earnings in second quarter primarily due to a decrease in the value of interest rate swaps as discussed below.
Net interest income for the quarter ended June 30, 2005 was $198,000, consisting of interest income of $457,000 partially offset by interest expense of $259,000. MYL’s selling, general and administrative expense totalled $118,000 during the quarter ended June 30, 2005.
CHL’s revenue for the quarter ended June 30, 2005 was £12.3 million, 4.2% higher than for the quarter ended June 30, 2004. This was due to a 1.9% increase in vehicle kilometers for the quarter ended June 30, 2005 compared to the quarter ended June 20, 2004 and a scheduled increase in toll bands and rates permitted under concession agreement.
Direct expenses were £2.8 million, including £2.5 million of depreciation expense. Expenses for the quarter were 6.7% lower than the quarter ended June 30, 2004 due to the elimination of the technical services fee. Net income for the quarter ended June 30, 2005 was £0.1 million. This included a £4.7 million decrease in the value of the interest rate swaps held by CHL during the quarter due to lower interest rates.
          Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
          Net Income
For the six months ended June 30, 2005, our share of the earnings of CHL plus amortization was $513,000, consisting of our share of earnings of CHL of $3.0 million partially offset by amortization expense of $2.4 million.
Net interest income for the six months ended June 30, 2005 was $415,000, consisting of interest income of $933,000 partially offset by interest expense of $519,000. MYL’s selling, general and administrative expense totalled $572,000 during the six months ended June 30, 2005.
CHL’s revenue for the six months ended June 30, 2005 was £23.9 million, 3.9% higher than for the six months ended June 30, 2004. This was due to a 0.9% increase in vehicle kilometers for the six months ended June 30, 2005 compared to the six months ended June 20, 2004 and a scheduled increase in toll bands and rates permitted under concession agreement.
Direct expenses were £5.5 million, including £4.7 million of depreciation expense. Expenses for the six months to June 30, 2005 were 9.8% lower than the quarter ended June 30, 2004 due to the elimination of the technical services fee. Net income for the six months ended June 30, 2005 was £2.9 million. This included a £4.1 million decrease in the value of the interest rate swaps held by CHL during the six month period due to lower interest rates.

Investments
          Macquarie Communications Infrastructure Group (MCG)
MCG paid a cash distribution of Australian dollar 14.4 cents per stapled security on February 14, 2005 for the 6 month period ended December 31, 2004. We received $1.7 million net of withholding taxes. MCG announced its final distribution for the year ended June 30, 2005 of Australian dollar 14.6 cents per stapled security on June 24, 2005 with an estimated payment date of August 12, 2005. We have included $1.7 million in our net income for the quarter and six months ended June 30, 2005. Cash distributions for the full year 2005 are expected to be approximately $3.4 million net of withholding taxes. We expect year over year growth in cash distributions of 25% for the year ended June 30, 2006 based on public statements made by management of MCG.
          South East Water (SEW)
During the quarter ended June 30, 2005 we received $4.4 million in dividends from our investments in SEW. For the year ended December 31, 2005, we expect to receive total dividends from our investment in SEW of $8.5 million. Included in these expected dividends is a non-recurring component of approximately $2.6 million.

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
Our Consolidated Cash Flow
Our financial statements include a consolidated condensed statement of cash flows from operating, financing and investing activities for the six months ended June 30, 2005. Since we acquired our businesses and investments in late December 2004 and January 2005, our consolidated cash flows would not be comparable to any prior period.

Six Months Ended
June 30, 2005
($ in thousands)
Net cash provided by operating activities	$20,744

Acquisition of businesses and investments, net of cash acquired	(49,594)
Purchases of property and equipment	(3,364)
Other investing activities	(72)
Goodwill adjustment	694
Principal proceeds from subordinated loan	686

Net cash used in investing activities	$(51,650)

Proceeds from debt	32,543
Debt financing and offering costs	(3,608)
Restricted cash	(1,077)
Distribution paid to shareholders	(15,898)
Payments of notes, capital lease obligations and long term debt	(725)

Net cash provided by financing activities	$11,235

On a consolidated basis, cash flows provided by operating activities totaled $20.7 million for the six months ended June 30, 2005. This is primarily comprised of the operating income of our business segments and income earned from our investments. Cash provided by operating activities is significantly higher than net income primarily due to non-cash expenses, including depreciation and amortization expense of $13.5 million, and deferred rent expense of $1.2 million, and receipts of equipment lease receivables from our district energy business of $789,000. These increases were offset in part by net changes in operating assets and liabilities, which primarily consists of an increase in accounts receivable of $4.5 million, and a decrease in accounts payable and accrued expenses of $3.2 million, offset by reduction of prepaid expenses and current assets of $2.6 million and an increase in due to Manager of $2.0 million.
Cash flow used in investing activities totaled $51.7 million for the six months ended June 30, 2005, which primarily reflects our acquisition of GAH of $49.6 million, capital expenditures of $3.4 million, offset in part by payments received from our shareholder loan to Connect M1-A1 Limited of $686,000. We received a bankruptcy settlement pertaining to our district energy business of $925,000, of which $694,000 was recorded as a purchase accounting adjustment to goodwill and the remaining $231,000 recorded as other income which was wholly allocated to minority interests. The terms of the settlement require the proceeds to be applied to debt reduction. As we are holders of the debt we are entitled to the entire settlement.
Cash flow provided by financing activities totaled $11.2 million for the six months ended June 30, 2005, which reflects debt proceeds of $32.0 million to fund our acquisition of GAH and establish related debt reserves of $1.1 million and proceeds of $542,000 from an existing line of credit facility to fund capital expenditures of Thermal Chicago. These increases were reduced in part by our initial distribution paid to shareholders on June 7, 2005 of $15.9 million.
For further discussion of the debt and capital expenditures at our businesses, our liquidity and capital resources, see “Management’s Discussion and Analysis of Financial Condition and Results on Operations – Liquidity and Capital Resources – Cash Flows Provided from (Used in) Financing Activities by our Consolidated Businesses” and “– Capital Expenditures” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which is incorporated by reference into this report except as noted below.
With respect to our airport services business – Atlantic, we are required to maintain a Debt to EBITDA ratio of 6.00 or less in the first year. At December 31, 2004 the Debt to EBITDA ratio was 5.98. As of June 30, 2005, the Debt to EBITDA ratio improved to 5.74.
With respect to our airport services business – AvPorts, we are required to maintain a debt service coverage ratio of 1.625. At December 31, 2004 the debt service coverage ratio was 4.92. As of June 30, 2005, the debt service coverage ratio improved to 5.58.
With respect to our airport parking business – we are required to maintain various debt services reserves totaling $5.7 million. These reserves are currently, and as of June 30, 2005 were, fully funded.
With respect to our district energy business, the terms of the notes provide that if, nine months after the closing date of the Northwind Aladdin acquisition, Macquarie District Energy, Inc. (the wholly-owned subsidiary of MDEH and parent company of Thermal Chicago and Northwind Aladdin), or MDE, and its subsidiaries are unable to confirm that they are not subject to regulation by the Public Utilities Commission of Nevada or are unable to obtain a certificate of public convenience and necessity, the debt service coverage ratio calculation would be adjusted to exclude from cash flow the revenue, but not the operating, maintenance and capital expenditure costs, derived from Northwind Aladdin’s operations unless an indemnity is obtained from the direct or indirect parent of MDE that satisfies certain creditworthiness requirements. On April 27, 2005, the Public Utilities Commission of Nevada issued a declaratory order stating that the Northwind Aladdin facility and its related services are beyond the scope of regulation anticipated by state statute. The order also stated that Northwind Aladdin operates outside of the Commission’s jurisdiction and does not require a certificate of public convenience and necessity. Therefore, MDE is not required to adjust its debt service coverage ratio calculation under the notes. MDE is required to maintain a debt service ratio of 1.25:1. As of June 30, 2005 the debt service coverage ratio was 2.26:1.
Capital Expenditures
On a consolidated basis, we expect to incur $6.2 million of ongoing capital expenditures and $5.6 million of specific capital expenditure expansion projects in fiscal year 2005. Of these amounts, $5.4 million is to be financed with proceeds from our initial public offering with the balance funded from cash acquired with the acquisitions of our businesses, cash from operations and available debt facilities. All of the ongoing and specific capital expenditures will be incurred at the operating segment level. As of June 30, 2005, we had incurred $4.8 million in capital expenditures in the aggregate.
We have detailed our capital expenditures on a segment-by-segment basis, which we believe is a more appropriate approach to explaining our capital expenditure requirements on a consolidated basis.
          Airport Services Business
          Ongoing Capital Expenditure
Atlantic expects to spend approximately $2.4 million, or $200,000 per FBO, per year on ongoing capital expenditure. This amount is spent on items such as repainting, replacing equipment as necessary and any ongoing environmental or required regulatory expenditure, such as installing safety equipment. This expenditure is funded from cash flow from operations. Through the first six months of 2005 Atlantic has spent $860,000 on such capital expenditures.
AvPorts expects to spend approximately $500,000 to $600,000 per year on ongoing capital expenditure. This expenditure is expected to be funded from cash flows from operations. Through the first six months of 2005 AvPorts has spent $324,000 on such capital expenditures.
          Specific Capital Expenditure
We intend to incur a total of approximately $8.7 million of specific capital expenditure in fiscal years 2005 and 2006, primarily related to facility upgrades and new construction. We intend to fund these capital expenditures either from the proceeds of our initial public offering or from the cash that we acquired with our acquisitions of NACH and MANA. As of June 30, 2005 Atlantic and AvPorts have spent $728,000 and $466,000, respectively, on specific projects.
          Airport Parking Business
          Ongoing Capital Expenditure
Macquarie Parking expects to spend approximately $2.2 million per year on ongoing capital expenditure, including lease payments for its operating leases on shuttle buses and other equipment. Macquarie Parking intends to finance the majority of this cost expenditure using capital leases. As of June 30, 2005, Macquarie Parking has spent $966,000 related to ongoing capital expenditures and has currently committed to spending at least $1.2 million during fiscal 2005.
          Specific Capital Expenditure
Macquarie Parking does not expect to spend a material amount on specific capital expenditures in 2005. However, there are a number of revenue enhancing opportunities currently being assessed, which may require capital expenditure, include adding a vehicle lift system to manage additional demand at a specific location.
          District Energy Business
          Ongoing Capital Expenditure
Thermal Chicago expects to spend approximately $1.0 million per year on capital expenditures relating to the replacement of parts and minor system modifications. We have made modifications that have increased capacity by 3,000 tons over last year’s capacity. Ongoing capital expenditures will be funded from available debt facilities through 2007 and thereafter are expected to be funded from cash flow from operations.
          Specific Capital Expenditure
We anticipate that Thermal Chicago will spend up to approximately $7.0 million over two years starting in 2007 which, in conjunction with their operational strategy, will add approximately 13,000 tons of additional saleable capacity to the Chicago downtown cooling system. Previously, this $7.0 million expansion was contemplated to start in 2006, however, due to timing of new customer building completions, this expenditure can be delayed at least until 2007. A portion of this increased capacity (6,700 tons) will be used to accommodate four customers who will convert from interruptible to continuous service in 2006, with the balance sold to new or existing customers. We anticipate that the expanded capacity sold to new or existing customers will be under contract or subject to letters of intent prior to Thermal Chicago committing to the capital expenditure. A permit revision from environmental agencies will be required in order to undertake this expansion and potentially from the City of Chicago if expansion of the existing distribution system is required beyond a certain limit. Based on recent contract experience, we anticipate that each ton sold under contract will add approximately $375 to annual revenue with approximately 50% of this increased revenue in the form of cooling capacity revenue and the balance as cooling consumption revenue.
Thermal Chicago expects to fund this capital expenditure by drawing on available debt facilities.
Commitments and Contingencies
The future obligations of MIC Inc., the U.S. holding company for our consolidated businesses, due by period, under their various contractual obligations, off-balance sheet arrangements and commitments are incorporated by reference to “Liquidity and Capital Resources — Commitments and Contingencies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. We have not had any material changes to our commitments since March 22, 2005, our 10-K filing date.
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
ITEM 4. CONTROLS AND PROCEDURES
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2005.
There has been no change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The following discussion supplements the legal proceedings described in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
On June 23, 2005, the Atlantic defendants and other third party defendants reached agreement to settle the claims brought by the families of two pilots killed in a plane crash in 2000 allegedly as a result of fuel starvation. The plaintiffs had been seeking an aggregate of $100.0 million in punitive damages, $100.0 million for wrongful death and $5.0 million for pain and suffering. Atlantic’s share of the settlements is currently expected to be approximately $325,000 in the aggregate and fully insured. The settlement is pending surrogate court approval.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
The Company issued 433,001 shares of trust stock to MIMUSA on April 19, 2005, as consideration for the $12.1 million performance fee due to MIMUSA for the fiscal quarter ended December 31, 2004, as previously disclosed. The securities were sold in a private placement under Section 4(2) of the Securities Act of 1933, as amended, and pursuant to the terms of the Management Services Agreement.

Use of Proceeds from Initial Public Offering
On December 21, 2004, we sold 26,610,000 shares of trust stock in our initial public offering and a concurrent private placement for a purchase price of $25.00 per share and an aggregate offering price of $665.3 million following which the offering terminated. Our initial public offering was effected through a Registration Statement on Form S-1 (File No. 333-116244) that was declared effective by the SEC on December 16, 2004.
The following table describes the source and use of proceeds from our initial public offering from December 21, 2004 to June 30, 2005 (in thousands):

Initial Public Offering
Proceeds from shares of trust stock sold in initial public offering and concurrent private placement	$665,250
Underwriters’ discount and commissions	(38,465)
All other offering costs	(13,093)

Net offering proceeds to us	613,692
Acquisition Financing
Purchase of Equity (including related expenses):
Atlantic	(118,277)
GAH	(21,496)
AvPorts	(42,680)
Macquarie Parking	(63,856)
Thermal Chicago and Northwind Aladdin	(67,016)
CHL	(84,668)
Purchase of Interest in (including related expenses):
MCG	(70,000)
SEW	(39,610)
Other
Additional contribution to Atlantic	(1,500)
Pre-funded Sarbanes-Oxley compliance costs	(1,000)
Reserve for working capital	(10,000)

Remaining Cash on Hand (1)	93,589

(1)	We expect to use approximately $5.4 million to fund capital expenditures for specific projects in our businesses. The remainder is available for acquisitions.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual meeting of stockholders of the Trust was held on May 25, 2005.
The stockholders voted on proposals to elect three directors to the Board of Directors of the Company and to ratify the appointment of KPMG LLP as independent auditors.
The stockholders’ vote ratified the appointment of the independent auditors. All nominees for election to the Board of Directors were elected to the terms of office set forth in the Proxy Statement dated April 15, 2005. In addition, John Roberts continues to serve as Chairman of the Board of Directors and Shemara Wikramanayake continues to serve as Alternate Chairman, both having been appointed by our Manager under the terms of the Management Services Agreement between the Trust, the Company and the Company’s direct subsidiaries. The number of votes cast for, against or withheld, and the number of abstentions with respect to each proposal, is set forth below. The Company’s independent inspectors of election reported the vote of the stockholders as follows:

		Against/		Broker
	For	Withheld	Abstain	Non-vote
Election of Directors:
Nominee:
Norman H. Brown, Jr.	19,703,320	15,635	*	*
George W. Carmany, III	19,703,320	15,635	*	*
William H. Webb	19,703,320	15,635	*	*

Ratification of Independent Auditors:	19,695,595	10,430	12,930	*

*	Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
An exhibit index has been filed as part of this Report on page E-1.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Macquarie Infrastructure Company Trust
Dated: August 10, 2005	By: /s/ Peter Stokes

Name: Peter Stokes
Title: Regular Trustee
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Macquarie Infrastructure Company LLC
Dated: August 10, 2005	By: /s/ Peter Stokes

Name: Peter Stokes
Title: Chief Executive Officer

Macquarie Infrastructure Company LLC
Dated: August 10, 2005	By: /s/ David Mitchell

Name: David Mitchell
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Membership Interest Purchase Agreement dated May 26, 2005 between Gene H. Yamagata and Macquarie FBO Holdings LLC, relating to the acquisition of Las Vegas Executive Air Terminal (incorporated by reference to the Registrants’ Current Report on Form 8-K filed with the SEC on May 31, 2005)

3.1	Amended and Restated Trust Agreement dated as of December 21, 2004 of Macquarie Infrastructure Company Trust (incorporated by reference to the Registrants’ Current Report on Form 8-K, filed with the SEC on December 27, 2004 (the “Current Report”))

3.2	Amended and Restated Operating Agreement dated as of December 21, 2004 of Macquarie Infrastructure Company LLC (incorporated by reference to the Current Report)

3.3	Amended and Restated Certificate of Trust of Macquarie Infrastructure Assets Trust (incorporated by reference to Exhibit 3.7 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-116244) (“Amendment No. 2”))

3.4	Amended and Restated Certificate of Formation of Macquarie Infrastructure Assets LLC (incorporated by reference to Exhibit 3.8 of Amendment No. 2)

4.1	Specimen certificate evidencing share of trust stock of Macquarie Infrastructure Company Trust (incorporated by reference to Exhibit 4.1 of the Registrants’ Annual Report on Form 10-K (the “Annual Report”))

4.2	Specimen certificate evidencing LLC interest of Macquarie Infrastructure Company LLC (incorporated by reference to Exhibit 4.2 of the Annual Report)

10.1	Loan Agreement dated as of October 15, 2004, as amended through June 15, 2005, among North America Capital Holding Company and the Lenders and Administrative Agent, each named therein

10.2	Credit Agreement dated as of July 29, 2002, as amended through June 27, 2005, among Macquarie Airports North America Inc. and the Lenders, Administrative Agent and Collateral Agent, each named therein

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

99.1	Selected pages of the Annual Report which are incorporated by reference into this Quarterly Report on Form 10-Q (incorporated by reference to Exhibit 99.1 of the Registrants’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005)

E-1