Form 10-Q
period 2007-06-30
Macquarie Infrastructure CO LLC
filed 2007-08-09
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File Number 001-32384

MACQUARIE INFRASTRUCTURE COMPANY LLC

(Exact Name of Registrant as Specified in its Charter)

Delaware	43-2052503
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

125 West 55th Street
New York, New York 10019
(Address of Principal Executive Offices) (Zip Code)

(212) 231-1000
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year if Changed Since Last Report):
N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐

Indicate by check mark whether the registrants are collectively a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ NO ☒

There were 43,302,006 limited liability company interests without par value outstanding at July 31, 2007.

MACQUARIE INFRASTRUCTURE COMPANY LLC

Investments in Macquarie Infrastructure Company LLC are not deposits with or other liabilities of Macquarie Bank Limited or any of Macquarie Group company and are subject to investment risk, including possible delays in repayment and loss of income and principal invested. Neither Macquarie Bank Limited nor any other member company of the Macquarie Group guarantees the performance of Macquarie Infrastructure Company LLC or the repayment of capital from Macquarie Infrastructure Company LLC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED BALANCE SHEETS
As of June 30, 2007 and December 31, 2006
($ in thousands, except share amounts)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,000	$37,388
Restricted cash	1,290	1,216
Accounts receivable, less allowance for doubtful accounts of $1,829 and $1,435, respectively	66,291	56,785
Dividends receivable	7,000	7,000
Other receivables	126	87,973
Inventories	12,539	12,793
Prepaid expenses	4,564	6,887
Deferred income taxes	2,411	2,411
Income tax receivable	—	2,913
Other	12,747	15,600
Total current assets	179,968	230,966
Property, equipment, land and leasehold improvements, net	550,165	522,759
Restricted cash	25,551	23,666
Equipment lease receivables	40,101	41,305
Investment in unconsolidated business	227,958	239,632
Goodwill	513,867	485,986
Intangible assets, net	553,441	526,759
Deposits and deferred costs on acquisitions	2,717	579
Deferred financing costs, net of accumulated amortization	18,908	20,875
Fair value of derivative instruments	11,681	2,252
Other	2,933	2,754
Total assets	$2,127,290	$2,097,533
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Due to manager	$49,871	$4,284
Accounts payable	34,235	29,819
Accrued expenses	27,030	19,780
Current portion of notes payable and capital leases	11,954	4,683
Current portion of long-term debt	6,757	3,754
Fair value of derivative instruments	1,278	3,286
Other	8,484	6,533
Total current liabilities	139,609	72,139
Capital leases and notes payable, net of current portion	2,320	3,135
Long-term debt, net of current portion	991,326	959,906
Deferred income taxes	149,226	163,923
Fair value of derivative instruments	—	453
Other	27,959	25,371
Total liabilities	1,310,440	1,224,927
Minority interests	7,677	8,181
Stockholders’ equity:
LLC interests, no par value; 500,000,000 authorized; 37,562,165 interests issued and outstanding at June 30, 2007 and Trust Stock, no par value; 500,000,000 authorized; 37,562,165 shares issued and outstanding at December 31, 2006	820,700	864,233
Accumulated other comprehensive income	6,044	192
Accumulated loss	(17,571)	—
Total stockholders’ equity	809,173	864,425
Total liabilities and stockholders’ equity	$2,127,290	$2,097,533

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the Quarters and Six Months Ended June 30, 2007 and 2006
(Unaudited)
($ in thousands, except share and per share data)

	Quarter Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenues
Revenue from product sales	$114,809	$56,922	$225,457	$98,914
Service revenue	61,161	47,726	118,247	90,630
Financing and equipment lease income	1,235	1,285	2,483	2,583
Total revenue	177,205	105,933	346,187	192,127
Costs and expenses
Cost of product sales	75,121	36,010	145,605	61,279
Cost of services	26,323	22,632	49,665	43,664
Selling, general and administrative	38,564	24,294	77,542	48,244
Fees to manager	48,964	3,718	54,525	10,196
Depreciation	4,162	2,121	8,053	3,831
Amortization of intangibles	7,004	3,580	13,932	7,026
Total operating expenses	200,138	92,355	349,322	174,240
Operating (loss) income	(22,933)	13,578	(3,135)	17,887
Other income (expense)
Dividend income	—	2,351	—	5,002
Interest income	1,465	1,180	2,924	2,882
Interest expense	(17,705)	(15,604)	(35,271)	(31,267)
Equity in (losses) earnings and amortization charges of investees	(1,145)	3,115	2,320	5,568
Gain on derivative instruments	1,138	6,487	661	20,162
Other income (expense), net	272	94	(644)	(73)
Net (loss) income before income taxes and minority interests	(38,908)	11,201	(33,145)	20,161
Benefit (provision) for income taxes	13,833	(1,618)	15,878	(3,011)
Net (loss) income before minority interests	(25,075)	9,583	(17,267)	17,150
Minority interests	(28)	146	(97)	152
Net (loss) income	$(25,047)	$9,437	$(17,170)	$16,998
Basic (loss) earnings per share:	$(0.67)	$0.35	$(0.46)	$0.63
Weighted average number of shares outstanding: basic	37,562,165	27,062,201	37,562,165	27,056,505
Diluted (loss) earnings per share:	$(0.67)	$0.35	$(0.46)	$0.63
Weighted average number of shares outstanding: diluted	37,562,165	27,073,016	37,562,165	27,069,835
Cash dividends declared per share	$0.59	$0.50	$1.16	$1.00

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)
($ in Thousands)

	Six Months Ended
	June 30, 2007	June 30, 2006
Operating activities
Net (loss) income	$(17,170)	$16,998
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	13,029	8,290
Amortization of intangible assets	13,932	7,026
Equity in earnings and amortization charges of investee	(2,320)	(5,568)
Equity distribution from investee	2,320	2,366
Amortization of finance charges	2,883	1,806
Noncash derivative gain, net of noncash interest expense	(2,500)	(15,734)
Performance fees to be settled in stock	43,962	4,134
Equipment lease receivable, net	1,381	994
Deferred rent	1,264	1,205
Deferred taxes	(16,858)	(2,444)
Other noncash expenses, net	1,118	1,418
Non-operating transactions relating to foreign investments	2,799	—
Changes in other assets and liabilities:
Restricted cash	(74)	(177)
Accounts receivable	(7,013)	(2,222)
Dividend receivable	—	145
Inventories	409	1,353
Prepaid expenses and other current assets	3,963	1,930
Accounts payable and accrued expenses	6,486	(4,650)
Income taxes payable	1,977	4,729
Due to manager	1,624	1,192
Other	1,326	610
Net cash provided by operating activities	52,538	23,401
Investing activities
Acquisitions of businesses and investments, net of cash acquired	(85,934)	(501,110)
Costs of dispositions	(322)	—
Deposits and deferred costs on future acquisitions	(966)	(1,134)
Proceeds from sale of investment in unconsolidated business	84,977	—
Settlements of non-hedging derivative instruments	(1,965)	—
Purchases of property and equipment	(18,246)	(4,912)
Return on investment in unconsolidated business	11,680	—
Proceeds received on subordinated loan	—	611
Net cash used in investing activities	(10,776)	(506,545)

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)
($ in Thousands)

	Six Months Ended
	June 30, 2007	June 30, 2006
Financing activities
Proceeds from long-term debt	34,500	160,000
Proceeds from line-credit facility	7,130	277,901
Distributions paid to shareholders	(43,572)	(27,059)
Debt financing costs	(687)	(4,756)
Distributions paid to minority shareholders	(408)	(282)
Payment of long-term debt	(77)	(72)
Restricted cash	(1,886)	715
Payment of notes and capital lease obligations	(1,149)	(990)
Net cash (used in) provided by financing activities	(6,149)	405,457
Effect of exchange rate changes on cash	(1)	367
Net change in cash and cash equivalents	35,612	(77,320)
Cash and cash equivalents, beginning of period	37,388	115,163
Cash and cash equivalents, end of period	$73,000	$37,843
Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Accrued deposits and deferred costs on acquisition, and equity offering costs	$2,757	$2,639
Accrued purchases of property and equipment	$2,620	$1,263
Acquisition of property through capital leases	$30	$1,667
Issuance of stock to manager for payment of March 2006 performance fees	$—	$4,134
Issuance of stock to independent directors	$—	$450
Taxes paid	$1,886	$492
Interest paid	$33,016	$24,225

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Description of Business

Macquarie Infrastructure Company LLC, a Delaware limited liability company, was formed on April 13, 2004. Macquarie Infrastructure Company Trust, or the Trust, a Delaware statutory trust, was also formed on April 13, 2004. Macquarie Infrastructure Company LLC, both on an individual entity basis and together with its wholly owned subsidiaries, is referred to in these financial statements as the Company. Prior to December 21, 2004, the Trust was a wholly-owned subsidiary of Macquarie Infrastructure Management (USA) Inc., or MIMUSA. MIMUSA, the Company’s Manager, is a subsidiary of the Macquarie Group of companies, which is comprised of Macquarie Bank Limited and its subsidiaries and affiliates worldwide. Macquarie Bank Limited is headquartered in Australia and is listed on the Australian Stock Exchange.

The Trust and the Company were formed to own, operate and invest in a diversified group of infrastructure businesses in the United States and other developed countries. On June 25, 2007, all of the outstanding shares of trust stock issued by the Trust were exchanged for an equal number of limited liability company interests in the Company, and the Trust was dissolved. Prior to this exchange of trust stock for limited liability company interests and the dissolution of the Trust, all interests in the Company were held by the Trust. The Company continues to be an operating entity with a Board of Directors and other corporate governance responsibilities generally consistent with that of a Delaware corporation.

The Company owns airport services, gas production and distribution, district energy and airport parking businesses and an interest in a bulk liquid storage terminal business, through the Company’s wholly-owned subsidiary, MIC Inc.

During the year ended December 31, 2006, the Company’s major acquisitions were as follows:

(i)	On May 1, 2006, the Company completed its acquisition of 50% of the shares in IMTT Holdings Inc., the holding company for a bulk liquid storage terminal business operating as International-Matex Tank Terminals, or IMTT.
(ii)	On June 7, 2006, the Company acquired The Gas Company, or TGC, a Hawaii limited liability company that owns and operates the sole regulated synthetic natural gas, or SNG, production and distribution business in Hawaii, and distributes and sells liquefied petroleum gas, or LPG, through unregulated operations.
(iii)	On July 11, 2006, the Company completed the acquisition of 100% of the shares of Trajen Holdings, Inc., or Trajen. Trajen is the holding company for a group of companies, limited liability companies and limited partnerships that own and operate 23 fixed based operations, or FBOs, at airports in 11 states.

During the six months ended June 30, 2007, the Company’s acquisition was as follows:

(iv)	On May 30, 2007, the Company completed the acquisition of 100% of the interests in entities that own and operate two FBOs at Stewart International Airport in New York and Santa Monica Municipal Airport in California, together referred to as “Supermarine”.

During the year ended December 31, 2006, the Company, through its wholly-owned Delaware limited liability companies, sold its interests in non U.S. businesses. On August 17, 2006, the Company completed the sale of all of its 16.5 million stapled securities of the Macquarie Communications Infrastructure Group (ASX:MCG). On October 2, 2006, the Company sold its 17.5% minority interest in the holding company for South East Water, or SEW, a regulated clean water utility located in the U.K. On December 29, 2006, the Company sold Macquarie Yorkshire Limited, the holding company for its 50% interest in Connect M1-A1 Holdings Limited, which is the indirect holder of the Yorkshire Link toll road concession in the U.K.

2. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

2. Basis of Presentation  – (continued)

instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of consolidated financial statements in conformity with GAAP requires estimates and assumptions. Management evaluates these estimates and judgments on an ongoing basis. Actual results may differ from the estimates and assumptions used in the financial statements and notes. Operating results for the quarter and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The consolidated balance sheet at December 31, 2006 has been derived from audited financial statements but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

The interim financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 1, 2007.

3. Adoption of New Accounting Pronouncement

Uncertain Tax Positions

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes. This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded a $510,000 increase in the liability for unrecognized tax benefits, which is offset by a reduction of the deferred tax liability of $109,000, resulting in a decrease to the January 1, 2007 retained earnings balance of $401,000. Refer to Note 14, Income Taxes, for additional details.

4. Earnings (Loss) Per Share

The following is a reconciliation of the basic and diluted number of shares used in computing earnings (loss) per share:

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average number of shares outstanding: basic	37,562,165	27,062,201	37,562,165	27,056,505
Dilutive effect of restricted stock unit grants	—	10,815	—	13,330
Weighted average number of shares outstanding: diluted	37,562,165	27,073,016	37,562,165	27,069,835

The stock grants provided to our independent directors on May 25, 2006 and May 24, 2007 were anti-dilutive for the quarter and six months ended June 30, 2007 due to the Company’s net loss for these periods.

The effect of potentially dilutive shares for the quarter and six months ended June 30, 2006 is calculated by assuming that the restricted stock unit grants issued to the independent directors had been fully converted to shares on the date of grant.

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

5. Acquisitions

Supermarine FBOs

On May 30, 2007, the Company’s airport services business, completed the acquisition of 100% of the interests in entities that own and operate two FBOs at Santa Monica Municipal Airport in Santa Monica, California and Stewart International Airport in New Windsor, New York (together referred to as “Supermarine”).

The cost of the acquisition, including transaction costs, was $89.6 million. In addition, the Company incurred debt financing costs of $520,000, pre-funding of capital expenditures and integration costs of $300,000 and provided for a debt service reserve of $454,000. The Company financed the acquisition with $32.5 million of borrowings under an expansion of the airport services business credit facility, and the remainder with cash. Refer to Note 8, Long-Term Debt, for further details of the additional term loan facility.

Macquarie Securities (USA) Inc., or MSUSA, a subsidiary of Macquarie Bank Limited, acted as financial advisor to the Company on the acquisition, as well as on the financing of the transaction. Total fees of approximately $1.5 million were paid for these services and are included within transaction costs disclosed above.

The acquisition has been accounted for under the purchase method of accounting. Accordingly, the results of operations of Supermarine are included in the accompanying consolidated condensed statement of income and as a component of the Company’s airport services business segment since May 30, 2007.

The preliminary allocation of the purchase price, including transaction costs, was as follows (in thousands):

Current assets	$3,587
Property, equipment and leasehold improvements	19,803
Intangible assets:
Customer relationships	1,600
Contract rights	37,900
Non-compete agreements	1,100
Goodwill	26,869
Total assets acquired	90,859
Current liabilities	1,233
Net assets acquired	$89,626

The Company paid more than the fair value of the underlying net assets as a result of the expectation of its ability to earn a higher rate of return from the acquired business than would be expected if those net assets had to be acquired or developed separately. The value of the acquired intangible assets was determined by taking into account risks related to the characteristics and applications of the assets, existing and future markets and analysis of expected future cash flows to be generated by the business.

The Company allocated $1.6 million of the purchase price to customer relationships in accordance with EITF 02-17,“Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination.” The Company will amortize the amount allocated to customer relationships over a ten-year period.

Pro Forma Information

The following unaudited pro forma information summarizes the results of operations for the six months ended June 30, 2007 as if the acquisition of Supermarine had been completed as of January 1, 2007. The pro forma data gives effect to actual operating results prior to the acquisitions and adjustments to interest expense,

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

5. Acquisitions  – (continued)

amortization, depreciation and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been achieved if the acquisitions had occurred as of the beginning of the periods presented or that may be achieved in the future.

Pro forma consolidated revenues and net loss for the six months ended June 30, 2007, if the acquisition of Supermarine had occurred on January 1, 2007, would have been $357.8 million and a loss of $15.8 million, respectively. Basic and diluted loss per share would have been $0.42 if such acquisitions had occurred on January 1, 2007.

Pending Acquisitions — Mercury Air Centers and SJJC Aviation Services

On April 16, 2007, the Company entered into a stock purchase agreement with Mercury Air Centers, Inc., or Mercury, and its equity holders providing for:

•	the Company’s purchase (through its airport services business) on the closing date of 89% of the equity of Mercury (representing 100% of the common stock of Mercury at closing) from Allied Capital Corporation, Directional Aviation Group, LLC and David Moore;
•	the Company’s purchase on the closing date of a call option to acquire the remaining 11% of the equity of Mercury (in the form of voting preferred shares) from Kenneth Ricci, exercisable from October 1, 2007 through October 31, 2007, pursuant to an option agreement to be entered into at closing; and
•	the Company’s grant of a put option under the option agreement to Mr. Ricci to sell the Company his 11% of the equity of Mercury, exercisable from April 1, 2008 to April 30, 2008.

On June 12, 2007, the Company entered into an amendment of the stock purchase agreement, to reflect Mercury, through a wholly owned subsidiary, entering into an agreement to purchase 100% of the membership interests in SJJC Aviation Services, LLC, or SJJC, from San Jose Jet Center Inc. and ACM Aviation Inc. The closing of the acquisition of SJJC by Mercury is conditioned on either the Company’s closing of its acquisition of Mercury or the termination of the Company’s acquisition of Mercury. In the event of a termination or failure to close the acquisition of Mercury by November 1, 2007, Mercury is obligated to assign to the Company all of its rights and obligations under the SJJC agreement. As a result, the Company has effectively entered into an agreement to acquire SJJC.

Mercury owns and operates 24 FBOs in the U.S. and SJJC operates two FBOs at Mineta San Jose International Airport in California. The aggregate purchase price of all the acquisitions described above is $615.0 million, subject to working capital and capital expenditure adjustments, and including approximately $36.9 million of transaction costs, integration costs and reserve funding. The Company intends to fund a portion of the acquisition with $272.0 million two-year term loan borrowings by Mercury and SJJC with the balance funded with the proceeds from the Company’s equity offering in July 2007.

The Company expects to close the transaction in August 2007. MSUSA is acting as financial advisor on the transaction.

The Company has received commitment letters from The Governor and Company of Bank of Ireland and Bayerische Landesbank, New York Branch to provide credit facilities consisting of $272.0 million of term loans and a $17.5 million capital expenditure facility. Borrowings under the facility will bear interest at an annual rate of LIBOR plus 1.70%. The facilities will be individually secured by all of the assets of Mercury and SJJC and a portion of the facilities will also be guaranteed by the airport services business holding company.

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

5. Acquisitions  – (continued)

The Company has entered into forward starting interest rate swaps, effectively fixing the interest rate on the $272.0 million two-year debt facility, on the following terms:

Amount:	Start Date:	End Date:	Fixed Rate:
$144.0 million	September 28, 2007	September 28, 2009	4.9925%
$48.0 million(1)	September 28, 2007	September 28, 2009	5.0175%
$80.0 million	September 28, 2007	September 30, 2009	5.4420%

(1)	This swap was entered with Macquarie Bank Limited.

6. Property, Equipment, Land and Leasehold Improvements

Property, equipment, land and leasehold improvements consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Land	$63,275	$63,275
Easements	5,624	5,624
Buildings	36,293	35,836
Leasehold and land improvements	186,683	166,490
Machinery and equipment	274,653	267,463
Furniture and fixtures	6,063	5,473
Construction in progress	31,779	20,196
Property held for future use	1,413	1,316
	605,783	565,673
Less: Accumulated depreciation	(55,618)	(42,914)
Property, equipment, land and leasehold improvements, net	$550,165	$522,759

7. Intangible Assets

Intangible assets consist of the following (in thousands):

	Weighted Average Life (Years)	June 30, 2007	December 31, 2006
Contractual arrangements	30.4	$497,273	$459,373
Non-compete agreements	2.7	6,136	5,035
Customer relationships	10.1	68,440	66,840
Leasehold rights	12.2	8,359	8,359
Trade names	Indefinite(1)	17,499	17,499
Domain names	Indefinite(2)	2,105	2,092
Technology	5	460	460
		600,272	559,658
Less: Accumulated amortization		(46,831)	(32,899)
Intangible assets, net		$553,441	$526,759

(1)	Trade names of $2.2 million are being amortized over a period within 1.5 years.
(2)	Domain names of $334,000 are being amortized over a period within 4 years.

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

8. Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2007	December 31, 2006
Airport services	$512,500	$480,000
Gas production and distribution	164,000	162,000
District energy	120,000	120,000
Airport parking	201,583	201,660
	998,083	963,660
Less current portion	6,757	3,754
Long-term portion	$991,326	$959,906

The Company capitalizes its operating businesses separately using non-recourse, project finance style debt. In addition, it has a credit facility at its subsidiary, MIC Inc., primarily to finance acquisitions and capital expenditures. At June 30, 2007, the Company had no indebtedness outstanding at the MIC LLC or MIC Inc. level.

The airport services business amended its credit facility in February 2007 to provide for $32.5 million of additional term loan borrowings to partially finance the acquisition of Supermarine. The airport services business drew on this additional facility on May 30, 2007, when the acquisition closed. The terms of the facility remain the same, including repayment due in 2010, except that the required minimum adjusted EBITDA increased to $78.2 million for 2007 and $84.1 million for 2008. To hedge the interest commitments under the term loan expansion, MIC Inc. entered into a swap with Macquarie Bank Limited, fixing 100% of the term loan expansion at the following rate:

Start Date	End Date	Rate
March 30, 2007	December 12, 2010	5.2185%

The swap was transferred to the airport services business at the completion of the acquisition on May 30, 2007.

The Company has also received commitment letters from various banks to provide credit facilities to fund the upcoming acquisitions of Mercury and SJJC. Further details are provided in Note 5, Acquisitions.

9. Derivative Instruments

During 2006, the Company determined that its derivatives did not qualify as hedges for accounting purposes. We revised our summarized quarterly financial information to eliminate hedge accounting treatment resulting in all changes in the fair value of our derivative instruments being taken through earnings.

Effective January 2, 2007, changes in the fair value of interest rate derivatives designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are reported in other comprehensive income. Any ineffective portion on the change in the valuation of our derivatives is taken through earnings, and reported in the gain on derivative instruments line in the accompanying consolidated condensed statements of operations.

10. Comprehensive Loss

Total comprehensive loss for the quarter and six months ended June 30, 2007 was $17.5 million and $11.3 million, respectively. These amounts are included in the accumulated other comprehensive income on the Company’s consolidated condensed balance sheet as of June 30, 2007. The difference between net loss of $25.0 million for the quarter ended June 30, 2007 and comprehensive loss is primarily attributable to an

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Comprehensive Loss  – (continued)

unrealized gain on derivative instruments of $7.5 million. The difference between net loss of $17.2 million for the six months ended June 30, 2007 and comprehensive loss is primarily attributable to an unrealized gain on derivative instruments of $5.9 million.

11. Stockholders’ Equity

The Company is authorized to issue 500,000,000 limited liability company, or LLC, interests. Each outstanding LLC interest of the Company is entitled to one vote on any matter with respect to which holders of LLC interests are entitled to vote.

On June 25, 2007, all of the outstanding shares of trust stock issued by the Trust were exchanged for an equal number of LLC interests in the Company and the Trust was dissolved. Prior to this exchange and the dissolution of the Trust, all interests in the Company were held by the Trust.

Equity Offering

On June 28, 2007, the Company entered into a Purchase Agreement, dated June 28, 2007 (the “Purchase Agreement”), among the Company, MIMUSA and Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Macquarie Securities (USA) Inc., as representatives of the underwriters named in the Purchase Agreement (the “Underwriters”), whereby the Company and MIMUSA agreed to sell and the Underwriters agreed to purchase, subject to and upon terms and conditions set forth therein, 5,701,000 LLC interests and 599,000 LLC interests, respectively, of the Company under the Company’s existing shelf registration statement (Registration No. 333-138010-01). Additionally, under the Purchase Agreement, the Company granted the Underwriters an option to purchase up to 945,000 additional LLC interests solely to cover overallotments.

The offering of the LLC interests was priced at $40.99 per share. The equity offering was completed in July 2007 and generated $223.8 million in proceeds to the Company, net of underwriting fees and expenses. In addition, the Underwriters exercised their overallotment option for 464,871 limited liability interests, generating $18.2 million in net proceeds, which the Company received in August 2007. The Company plans to use the proceeds of the offering to partially finance the acquisition of Mercury and SJJC discussed in Note 5, Acquisitions.

12. Reportable Segments

The Company’s operations are classified into four reportable business segments: airport services business, gas production and distribution business, district energy business and airport parking business. The gas production and distribution business is a new segment starting in the second quarter of 2006. All of the business segments are managed separately.

The Company completed its acquisition of a 50% interest in IMTT on May 1, 2006. For the quarter ended June 30, 2007, IMTT’s revenue, gross profit, depreciation and amortization, and cash paid for capital expenditures were $66.3 million, $26.7 million, $9.0 million and $44.2 million, respectively. At June 30, 2007, IMTT’s total property, plant and equipment and total assets were $606.2 million and $668.4 million, respectively. In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, IMTT does not meet the definition of a reportable segment because it is an equity-method investee of the Company.

The airport services business reportable segment principally derives income from fuel sales and from airport services. Airport services revenue includes fuel related services, de-icing, aircraft parking, airport management and other aviation services. All of the revenue of the airport services business is derived in the United States. The airport services business operates 42 FBOs and one heliport and manages six airports under management contracts as of June 30, 2007.

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Reportable Segments  – (continued)

The revenue from the gas production and distribution business reportable segment is included in revenue from product sales and includes distribution and sales of SNG and LPG. Revenue is primarily a function of the volume of SNG and LPG consumed by customers and the price per thermal unit or gallon charged to customers. Because both SNG and LPG are derived from petroleum, revenue levels, without organic operating growth, will generally track global oil prices. TGC’s utility revenue includes fuel adjustment charges, or FACs, through which changes in fuel costs are passed through to customers.

The revenue from the district energy business reportable segment is included in service revenue and financing and equipment lease income. Included in service revenue is capacity charge revenue, which relates to monthly fixed contract charges, and consumption revenue, which relates to contractual rates applied to actual usage. Financing and equipment lease income relates to direct financing lease transactions and equipment leases to the Company’s various customers. The Company provides such services to buildings throughout the downtown Chicago area and to a casino and shopping mall located in Las Vegas, Nevada.

The revenue from the airport parking business reportable segment is included in service revenue and primarily consists of fees from off-airport parking and ground transportation to and from the parking facilities and the airport terminals. At June 30, 2007, the airport parking business operated 30 off-airport parking facilities located at 20 major airports across the United States.

Selected information by reportable segment is presented in the following tables. The tables do not include financial data for our equity and cost investments.

Revenue from external customers for the Company’s segments for the quarter ended June 30, 2007 was as follows (in thousands):

	Airport Services	Gas Production and Distribution	District Energy	Airport Parking	Total
Revenue from Product Sales
Fuel sales	$73,689	$41,120	$—	$—	$114,809
	73,689	41,120	—	—	114,809
Service Revenue
Other services	28,787	—	768	—	29,555
Cooling capacity revenue	—	—	4,738	—	4,738
Cooling consumption revenue	—	—	6,800	—	6,800
Parking services	—	—	—	20,068	20,068
	28,787	—	12,306	20,068	61,161
Financing and Lease Income
Financing and equipment lease	—	—	1,235	—	1,235
	—	—	1,235	—	1,235
Total Revenue	$102,476	$41,120	$13,541	$20,068	$177,205

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Reportable Segments  – (continued)

Financial data by reportable business segments are as follows (in thousands):

	Quarter Ended June 30, 2007 (Unaudited)				At June 30, 2007 (Unaudited)
	Segment Profit(1)	Interest Expense	Depreciation/ Amortization(2)	Capital Expenditures	Property, Equipment, Land and Leasehold Improvements	Total Assets
Airport services	$55,466	$8,592	$8,454	$3,323	$169,730	$1,028,734
Gas production and distribution	10,337	2,325	1,666	2,266	133,968	312,864
District energy	4,513	2,252	1,781	3,846	148,114	244,077
Airport parking	5,445	4,089	1,775	1,253	98,353	284,330
Total	$75,761	$17,258	$13,676	$10,688	$550,165	$1,870,005

(1)	Segment profit includes revenue less cost of product sales and cost of services. For the district energy and airport parking businesses, depreciation expense of $1.4 million and $1.1 million, respectively, are included in cost of services for the quarter ended June 30, 2007.
(2)	Includes depreciation expense of property, equipment and leasehold improvements and amortization of intangible assets. Includes depreciation expense for the airport parking and district energy businesses which has also been included in segment profit.

Reconciliation of total reportable segment assets to total consolidated assets at June 30, 2007 (in thousands):

June 30, 2007
Total reportable segments	$1,870,005
Equity investments:
Investment in IMTT	227,958
Corporate and other	29,327
Total consolidated assets	$2,127,290

Reconciliation of total reportable segment profit to total consolidated (loss) income before income taxes and minority interests for the quarters ended June 30, 2007 and June 30, 2006 (in thousands):

	Quarter Ended June 30, 2007	Quarter Ended June 30, 2006
Total reportable segments	$75,761	$47,291
Selling, general and administrative	(38,564)	(24,294)
Fees to manager	(48,964)	(3,718)
Depreciation and amortization(1)	(11,166)	(5,701)
	(22,933)	13,578
Other expense, net	(15,975)	(2,377)
Total consolidated (loss) income before income taxes and minority interests	$(38,908)	$11,201

(1)	Does not include depreciation expense for the airport parking and district energy businesses which are included in total reportable segment profit.

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Reportable Segments  – (continued)

Revenue from external customers for the Company’s segments for the quarter ended June 30, 2006 was as follows (in thousands):

	Airport Services	Gas Production and Distribution(1)	District Energy	Airport Parking	Total
Revenue from Product Sales
Fuel sales	$46,298	$10,624	$—	$—	$56,922
	46,298	10,624	—	—	56,922
Service Revenue
Other services	17,654	—	791	—	18,445
Cooling capacity revenue	—	—	4,241	—	4,241
Cooling consumption revenue	—	—	5,258	—	5,258
Parking services	—	—	—	19,782	19,782
	17,654	—	10,290	19,782	47,726
Financing and Lease Income
Financing and equipment lease	—	—	1,285	—	1,285
	—	—	1,285	—	1,285
Total Revenue	$63,952	$10,624	$11,575	$19,782	$105,933

(1)	Represents revenue from the date of acquisition on June 7, 2006.

Financial data by reportable business segments are as follows (in thousands):

	For Quarter Ended June 30, 2006 (Unaudited)				At June 30, 2006 (Unaudited)
	Segment Profit(2)	Interest Expense	Depreciation/ Amortization(3)	Capital Expenditures	Property, Equipment, Land and Leasehold Improvements	Total Assets
Airport services	$33,877	$4,980	$4,458	$962	$90,955	$523,116
Gas production and distribution(1)	3,130	644	430	128	128,001	319,277
District energy	4,026	2,171	1,768	616	145,319	242,500
Airport parking	6,258	4,400	1,216	1,716	97,039	291,363
Total	$47,291	$12,195	$7,872	$3,422	$461,314	$1,376,256

(1)	Represents income statement and capital expenditures data from the date of acquisition on June 7, 2006.
(2)	Segment profit includes revenue less cost of sales. For the district energy and airport parking businesses, depreciation expense of $1.4 million and $744,000, respectively, are included in cost of sales for the quarter ended June 30, 2006.
(3)	Includes depreciation expense of property, equipment and leasehold improvements and amortization of intangible assets. Includes depreciation expense for the airport parking and district energy businesses which has also been included in segment profit.

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Reportable Segments  – (continued)

Reconciliation of total reportable segment assets to total consolidated assets at June 30, 2006 (in thousands):

June 30, 2006
Total reportable segments	$1,376,256
Equity investments:
Investment in IMTT	353,804
Investment in Yorkshire Link	77,960
Investment in SEW	37,971
Investment in MCG	72,462
Corporate and other	49,020
Total consolidated assets	$1,967,473

Revenue from external customers for the Company’s segments for the six months ended June 30, 2007 is as follows (in thousands):

	Airport Services	Gas Production and Distribution	District Energy	Airport Parking	Total
Revenue from Product Sales
Fuel sales	$143,536	$81,921	$—	$—	$225,457
	143,536	81,921	—	—	225,457
Service Revenue
Other services	60,000	—	1,417	—	61,417
Cooling capacity revenue	—	—	9,289	—	9,289
Cooling consumption revenue	—	—	8,662	—	8,662
Parking services	—	—	—	38,879	38,879
	60,000	—	19,368	38,879	118,247
Financing and Lease Income
Financing and equipment lease	—	—	2,483	—	2,483
	—	—	2,483	—	2,483
Total Revenue	$203,536	$81,921	$21,851	$38,879	$346,187

Financial data by reportable business segments are as follows (in thousands):

	Six Months Ended June 30, 2007 (Unaudited)
	Segment Profit(1)	Interest Expense	Depreciation/ Amortization(2)	Capital Expenditures
Airport services	$112,527	$17,166	$16,417	$5,025
Gas production and distribution	21,232	4,607	3,397	4,222
District energy	7,191	4,432	3,549	6,161
Airport parking	9,967	8,134	3,598	2,838
Total	$150,917	$34,339	$26,961	$18,246

(1)	Segment profit includes revenue less cost of product sales and cost of services. For the district energy and airport parking businesses, depreciation expense of $2.9 million and $2.1 million, respectively, are included in cost of services for the six months ended June 30, 2007.

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Reportable Segments  – (continued)

(2)	Includes depreciation expense of property, equipment and leasehold improvements and amortization of intangible assets. Includes depreciation expense for the airport parking and district energy businesses which has also been included in segment profit.

Reconciliation of total reportable segment profit to total consolidated (loss) income before income taxes and minority interests for the six months ended June 30, 2007 and June 30, 2006 (in thousands):

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Total reportable segments	$150,917	$87,184
Selling, general and administrative	(77,542)	(48,244)
Fees to manager	(54,525)	(10,196)
Depreciation and amortization(1)	(21,985)	(10,857)
	(3,135)	17,887
Other (expense) income, net	(30,010)	2,274
Total consolidated (loss) income before income taxes and minority interests	$(33,145)	$20,161

(1)	Does not include depreciation expense for the airport parking and district energy businesses which are included in total reportable segment profit.

Revenue from external customers for the Company’s segments for the six months ended June 30, 2006 are as follows (in thousands):

	Airport Services	Gas Production and Distribution(1)	District Energy	Airport Parking	Total
Revenue from Product Sales
Fuel sales	$88,290	$10,624	$—	$—	$98,914
	88,290	10,624	—	—	98,914
Service Revenue
Other services	35,833	—	1,636	—	37,469
Cooling capacity revenue	—	—	8,430	—	8,430
Cooling consumption revenue	—	—	6,733	—	6,733
Parking services	—	—	—	37,998	37,998
	35,833	—	16,799	37,998	90,630
Financing and Lease Income
Financing and equipment lease	—	—	2,583	—	2,583
	—	—	2,583	—	2,583
Total Revenue	$124,123	$10,624	$19,382	$37,998	$192,127

(1)	Represents revenue from the date of acquisition on June 7, 2006.

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Reportable Segments  – (continued)

Financial data by reportable business segments are as follows (in thousands):

	For Six Months Ended June 30, 2006 (Unaudited)
	Segment Profit(2)	Interest Expense	Depreciation/ Amortization(3)	Capital Expenditures
Airport services	$66,447	$14,000	$8,871	$1,512
Gas production and distribution(1)	3,130	644	430	128
District energy	6,568	4,316	3,528	1,109
Airport parking	11,039	8,301	2,487	2,163
Total	$87,184	$27,261	$15,316	$4,912

(1)	Represents income statement and capital expenditures data from the date of acquisition on June 7, 2006.
(2)	Segment profit includes revenue less cost of sales. For the district energy and airport parking businesses, depreciation expense of $2.8 million and $1.6 million, respectively, are included in cost of sales for the six months ended June 30, 2006.
(3)	Includes depreciation expense of property, equipment and leasehold improvements and amortization of intangible assets. Includes depreciation expense for the airport parking and district energy businesses which has also been included in segment profit.

13. Related Party Transactions

Management Services Agreement with Macquarie Infrastructure Management (USA) Inc., or MIMUSA

MIMUSA acquired 2,000,000 shares of trust stock concurrently with the closing of the initial public offering in December 2004, with an aggregate purchase price of $50.0 million, at a purchase price per share equal to the initial public offering price of $25, which were exchanged for LLC interests on June 25, 2007. Pursuant to the terms of the Management Agreement (discussed below), MIMUSA may sell up to 65% of these LLC interests at any time and may sell the balance at any time from and after December 21, 2007 (being the third anniversary of the IPO closing). MIMUSA has also received additional shares of trust stock and LLC interests by reinvesting performance fees. As part of the equity offering which closed in July, 2007, MIMUSA sold 599,000 of its shares at a price of $40.99 per share.

The Company entered into a management services agreement, or Management Agreement, with MIMUSA pursuant to which MIMUSA manages the Company's day-to-day operations and oversees the management teams of the Company's operating businesses. In addition, MIMUSA has the right to appoint the Chairman of the Board of the Company, and an alternate, subject to minimum equity ownership, and to assign, or second, to the Company, on a permanent and wholly-dedicated basis, employees to assume the role of Chief Executive Officer and Chief Financial Officer and make other personnel available as required.

In accordance with the Management Agreement, MIMUSA is entitled to a quarterly base management fee based primarily on the Company's market capitalization and a performance fee, as defined, based on the performance of the Company’s stock relative to a weighted average of two benchmark indices, a U.S. utilities index and a European utilities index, weighted in proportion to the Company’s equity investments. Currently, the Company has no non-U.S. equity investments. For the quarter ended June 30, 2007, base management fees of $6.0 million and performance fees of $43.0 million were payable to MIMUSA. For the six months ended June 30, 2007, base management and performance fees were $10.6 million and $44.0 million, respectively. These fees are included as due to manager in the accompanying consolidated condensed balance sheet at June 30, 2007. MIMUSA has elected to reinvest these performance fees in shares of LLC interests, which are expected to be issued in the second half of 2007 at a market-based price.

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

13. Related Party Transactions  – (continued)

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

During the quarter and six months ended June 30, 2007, MIMUSA paid out of pocket expenses of $89,000 and $146,000, respectively, on the Company’s behalf which the Company has accrued and included in due to manager in the accompanying consolidated condensed balance sheet at June 30, 2007.

Advisory and Other Services from the Macquarie Group

The Macquarie Group, through the holding company, MBL, and its wholly owned subsidiary, Macquarie Securities (USA) Inc., or MSUSA, has provided various advisory and other services and have incurred expenses in connection with the Company’s acquisitions, dispositions and underlying debt associated with the businesses, comprising the following (in thousands):

Quarter Ended June 30, 2007

Acquisition of Supermarine
– advisory services from MSUSA	$1,329
– debt arranging services from MSUSA	163

During the six months ended June 30, 2007, the Company also paid an additional $119,000 for advisory services provided by MSUSA in 2006 in relation to the acquisition of TGC, due to finalization of the working capital adjustment on the purchase price.

The Company has entered into advisory agreements with MSUSA relating to the pending FBO acquisitions discussed in Note 5, Acquisitions. No fees have been paid as of June 30, 2007. The Company expects to pay approximately $7.8 million for advisory services when these acquisitions close.

The Company has also engaged MSUSA to receive debt arranging services in relation to the potential refinancing of the airport services business’ and district energy business’ debt. The Company expects to pay approximately $6.3 million and $1.6 million for debt arranging services on these two engagements, respectively.

MSUSA was also one of the underwriters for the Company’s equity offering in July 2007 and will receive a portion of the underwriting fees, net of costs, for its services.

Long-term Debt

MBL, along with other parties, has provided a loan to our airport services business. Amounts relating to the portion of the loan from MBL comprise the following (in thousands):

Quarter Ended June 30, 2007

Portion of loan facility commitment provided by MBL	$50,000
Portion of loan outstanding from MBL, as at June 30, 2007	50,000
Interest expense on MBL portion of loan	897

MIC Inc. has a $300.0 million revolving credit facility with various financial institutions, including MBL. Amounts relating to this facility comprise the following (in thousands):

Quarter Ended June 30, 2007

Portion of revolving credit facility commitment provided by MBL, as at June 30, 2007	$50,000
Portion of loan outstanding from MBL, as at June 30, 2007	—

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

13. Related Party Transactions  – (continued)

In April 2007, MBL assigned to a third party all of its rights and obligations under the agreement related to $50.0 million of its aggregate commitment, which was originally $100.0 million.

The Company also expects to pay MBL approximately $200,000 in relation to the financing commitments provided for the acquisitions of Mercury and SJJC, which are due to close in August 2007.

Derivative Instruments and Hedging Activities

MBL is providing over one-half of the interest rate swaps for the airport services business’ long-term debt and made net payments to the airport services business of $274,000 and $463,000, respectively, for the quarter and six months ended June 30, 2007. In January 2007, the airport services business also paid MBL $40,000 on an interest rate swap relating to 2006.

MBL is also providing a portion of the interest rate swaps relating to the debt on the Mercury and SJJC acquisitions disclosed in Note 5, Acquisitions, for which no payments have been made or received as of June 30, 2007.

MBL is also providing just under one-third of the interest rate swaps for the gas production and distribution business’ long-term debt and made payments to the gas production and distribution business of $78,000 and $141,000, respectively, for the quarter and six months ended June 30, 2007.

14. Income Taxes

Through the year ended December 31, 2006, Macquarie Infrastructure Company Trust was classified as a grantor trust for U.S. federal income tax purposes, and therefore was not subject to income taxes. The Company was treated as a partnership for U.S. federal income tax purposes and was also not subject to income taxes. MIC Inc. and its wholly-owned subsidiaries are subject to income taxes. In connection with the dissolution of the Trust, the Company has agreed with the Internal Revenue Service, or IRS, that the Company will be treated as a corporation retroactive to January 1, 2007, subject to final documentation. As such, the Company will be subject to income taxes, and expects to file a consolidated federal income tax return with MIC Inc. and its wholly owned subsidiaries. The tax provision for the six months ended June 30, 2007 includes a net benefit of approximately $550,000 attributable to the loss of MIC LLC for the quarter ended March 31, 2007, since under the terms of the agreement MIC LLC will be treated as a corporation retroactive to the beginning of 2007.

The Company expects to incur a net operating loss for federal consolidated return purposes, as well as certain states that provide for consolidated returns, for the year ending December 31, 2007. The Company believes that it will be able to utilize the projected federal and state consolidated 2007 and prior year losses. Accordingly, the Company has not provided a valuation allowance against any deferred tax assets generated in 2007.

Uncertain Tax Positions

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded a $510,000 increase in the liability for unrecognized tax benefits, which is offset by a reduction of the deferred tax liability of $109,000, resulting in a decrease to the January 1, 2007 retained earnings balance of $401,000. At the adoption date of January 1, 2007, the Company had $1.8 million of unrecognized tax benefits, all of which would affect the effective tax rate if recognized. The amount of unrecognized tax benefits did not materially change as of June 30, 2007.

It is expected that the amount of unrecognized tax benefits will change in the next 12 months, however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated condensed statements of operations, which is consistent with the recognition of

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

14. Income Taxes  – (continued)

these items in prior reporting periods. As of January 1, 2007, the Company had recorded a liability of approximately $400,000 for the payment of interest and penalties. The liability for the payment of interest and penalties did not materially change as of June 30, 2007.

During the quarter ended June 30, 2007, the IRS completed its audit of the 2003 federal income tax return for a subsidiary of the Company’s airport services business. That audit did not result in a material assessment beyond the related reserve established as of January 1, 2007, upon the adoption of FIN 48. In addition, the IRS has notified the Company that it will conduct an audit of the airport parking business for 2004. The Company does not expect any material adjustments to result from that audit. There are no other ongoing tax examinations of returns filed by the Company or any of its subsidiaries, and all returns for all tax years ending in 2003 and later are subject to examination by federal and state tax authorities.

There was no material change in the Company’s reserve for uncertain tax positions during the quarter ended June 30, 2007.

The Company does not expect a material change in its reserve for uncertain tax positions in the next 12 months.

15. Legal Proceedings and Contingencies

There are no material legal proceedings other than as disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on March 1, 2007.

16. Distributions

On February 27, 2007, the board of directors declared a distribution of $0.57 per share for the quarter ended December 31, 2006, which was paid on April 9, 2007 to holders of record on April 4, 2007. On May 3, 2007, the board of directors declared a distribution of $0.59 per share for the quarter ended March 31, 2007, which was paid on June 8, 2007 to holders of record on June 5, 2007. These distributions have been recorded as a reduction to share capital in the stockholders’ equity section of the accompanying consolidated condensed balance sheet at June 30, 2007.

17. Subsequent Events

Distributions

On August 7, 2007, the board of directors declared a distribution of $0.605 per share for the quarter ended June 30, 2007, payable on September 11, 2007 to holders of record on September 6, 2007.

Limited Liability Interests Issued

On July 13, 2007, the Company issued 21,972 limited liability interests to MIMUSA, for the $957,000 performance fee generated in the quarter ended March 31, 2007, following MIMUSA’s election to re-invest the performance fee in Company stock.

On July 13, 2007, the Company issued 5,623 limited liability interests to each of the three independent directors, upon vesting of outstanding restricted stock units granted under the Company’s Independent Directors’ Equity Plan.

In addition, the Company completed its equity offering in July 2007, further details of which are provided in Note 11, Stockholders’ Equity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We own, operate and invest in a diversified group of infrastructure businesses. They are an airport services business, a bulk liquid storage terminal business, a gas production and distribution business, a district energy business and an airport parking business. Each business provides basic, everyday services to customers in the U.S., such as gas for commercial and residential use and cold water for cooling high-rise buildings. Our businesses are further characterized by their long-lived physical assets and preferred position in their respective markets. As a result of these characteristics our businesses generate sustainable and growing long-term cash flows. We operate and finance our businesses in a manner that maximizes these cash flows.

On June 25, 2007, all of the outstanding shares of trust stock issued by the Trust were exchanged for an equal number of limited liability company interests in the Company and the Trust was dissolved. Prior to this exchange and the dissolution of the Trust, all interests in the Company were held by the Trust.

We are dependent upon cash distributions from our businesses and investments to meet our corporate overhead and management fee expenses and to pay distributions. Distributions received from our businesses and investments net of taxes, are available first to meet management fees and corporate overhead expenses then to fund distribution payments to holders of LLC interests (previously trust stock). Base and performance management fees payable to our Manager are allocated among the Company and its operating company subsidiaries based on the Company’s internal allocation policy.

On February 27, 2007, the board of directors declared a distribution of $0.57 per share for the quarter ended December 31, 2006, which was paid on April 9, 2007 to holders of record on April 4, 2007. On May 3, 2007, the board of directors declared a distribution of $0.59 per share for the quarter ended March 31, 2007, which was paid on June 8, 2007 to holders of record on June 5, 2007. On August 7, 2007, the board of directors declared a distribution of $0.605 per share for the quarter ended June 30, 2007, payable on September 11, 2007 to holders of record on September 6, 2007.

Refer to “Other Matters” at the end of this Item 2 for discussion of forward looking statements and certain defined terms.

Changes in Fair Value of Derivative Instruments

During 2006, the Company determined that its derivative instruments did not qualify as hedges for accounting purposes. We revised our summarized quarterly financial information to eliminate hedge accounting treatment resulting in all changes in the fair value of our derivative instruments being taken through earnings.

From January 2, 2007, changes in the fair value of interest rate derivatives designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are reported in other comprehensive income. Any ineffective portion on the change in the valuation of our derivatives is taken through earnings, and reported in the gain on derivative instruments line in our consolidated condensed statements of operations.

Tax Treatment of Distributions

Through the year ended December 31, 2006, each holder of the Trust’s stock was required to include in U.S. federal taxable income its allocable share of the Trust’s income, gain, loss deductions and other items. The amounts shareholders include in taxable income may not have equaled the cash distributions to shareholders.

The agreement reached with the Internal Revenue Service referred to in Note 14, Income Taxes, to our consolidated condensed financial statements in Part I, Item I of this Form 10-Q, which is incorporated herein by reference, will cause the Company to be treated as a corporation for federal income tax purposes beginning January 1, 2007. For tax year 2007 shareholders will need to include in taxable income the portion of our distributions that is characterized as a dividend. It is likely that a portion of our distributions will be characterized as return of capital for tax purposes and will result in an adjustment to the shareholder’s basis rather than taxable income.

The portion of our distributions that will be treated as dividends for U.S. federal income tax purposes is subject to a number of uncertainties. We currently anticipate that all of our regular distributions that are treated as dividends for U.S. federal income tax purposes will be eligible for treatment as qualified dividend income, subject to the shareholder having met the holding period requirements as defined by the IRS.

Equity Offering

Following the end of second quarter 2007, we completed an offering of an aggregate of 5,701,000 limited liability interests at a price of $40.99 per interest, for which we received proceeds of $223.8 million net of underwriting fees and expenses. In addition, on July 27, 2007, the Underwriters exercised their overallotment option for 464,871 limited liability interests, generating a further approximately $18.2 million in net proceeds. We plan to use the proceeds of the offering to partially finance the acquisition of Mercury Air Centers and SJJC (discussed below under “Acquisitions and Dispositions — Pending Acquisitions”).

Acquisitions and Dispositions

Results of the operations for acquisitions by the airport services business and our acquisition of TGC are included in our consolidated results from their respective dates of acquisition. The results of the operations of IMTT Holdings Inc. are not included in our consolidated results, but our share of net income from the investment in the business is reflected in our equity in earnings and amortization charges of investee line in our financial statements from May 1, 2006.

Refer to our Annual Report on Form 10-K, filed with the SEC on March 1, 2007, for further details on the 2006 acquisitions, and also the dispositions of non-U.S. investments as discussed below.

Airport Services Business

On May 30, 2007, the Company completed the acquisition of 100% of the interests in entities that own and operate the FBOs at Stewart International Airport in New York and Santa Monica Airport in California (together referred to as “Supermarine”).

On July 11, 2006, our airport services business acquired 100% of the shares of Trajen Holdings, Inc., or Trajen, the holding company for 23 FBOs at airports in 11 states.

With these acquisitions, our airport services business owns and operates a network of 42 FBOs and one heliport in the United States, the second largest such network in the industry.

The Gas Company, or TGC

We acquired TGC on June 7, 2006. TGC owns and operates the sole regulated gas production and distribution business in Hawaii as well as the largest propane sales and distribution business in Hawaii.

IMTT

On May 1, 2006, we completed the purchase of newly issued common stock of IMTT Holdings Inc., the holding company for a group of companies and partnerships that operate as International-Matex Tank Terminals, or IMTT. As a result of this transaction, we own 50% of IMTT Holdings’ issued and outstanding common stock. We have entered into a shareholders’ agreement which provides, with some exceptions, for minimum aggregate quarterly distributions of $14.0 million to be paid by IMTT Holdings, or $7.0 million to us, through the quarter ending December 31, 2008.

Dispositions

On August 17, 2006, we sold our 16,517,413 stapled securities of Macquarie Communications Infrastructure Group (ASX: MCG), or MCG, for $76.4 million. On October 2, 2006, we sold our 17.5% minority interest in the holding company for South East Water, or SEW, to HDF (UK) Holdings Limited and received net proceeds on the sale of approximately $89.5 million. On December 29, 2006, we sold our interest in Macquarie Yorkshire Limited, the holding company for its 50% interest in Connect M1-A1 Holdings Limited (the parent of the holder of the Yorkshire Link Concession in England) and received approximately $83.0 million in January 2007.

Pending Acquisitions

On April 16, 2007, the Company entered into a stock purchase agreement with Mercury Air Centers, Inc., or Mercury, and its equity holders providing for:

•	the Company’s purchase (through its airport services business) on the closing date of 89% of the equity of Mercury (representing 100% of the common stock of Mercury at closing) from Allied Capital Corporation, Directional Aviation Group, LLC and David Moore;
•	the Company’s purchase on the closing date of a call option to acquire the remaining 11% of the equity of Mercury (in the form of voting preferred shares) from Kenneth Ricci, exercisable from October 1, 2007 through October 31, 2007, pursuant to an option agreement to be entered into at closing; and
•	the Company’s grant of a put option under the option agreement to Mr. Ricci to sell us his 11% of the equity of Mercury, exercisable from April 1, 2008 to April 30, 2008.

On June 12, 2007, the Company entered into an amendment of the stock purchase agreement to reflect Mercury, through a wholly-owned subsidiary, entering into an agreement to purchase 100% of the membership interests in SJJC Aviation Services, LLC, or SJJC, from San Jose Jet Center Inc. and ACM Aviation Inc. The closing of the acquisition of SJJC by Mercury is conditioned on either the Company’s closing of its acquisition of Mercury or the termination of the Company’s acquisition of Mercury. In the event of a termination or failure to close the acquisition of Mercury by November 1, 2007, Mercury is obligated to assign to the Company all of its rights and obligations under the SJJC agreement. As a result, the Company has effectively entered into an agreement to acquire SJJC.

Mercury owns and operates 24 FBOs in the U.S. and SJJC operates two FBOs at Mineta San Jose International Airport in California. The aggregate purchase price for the whole transaction is $615.0 million, subject to working capital and capital expenditure adjustments and includes $36.9 million of transaction costs, integration costs and reserve funding. The Company intends to fund a portion of the acquisition with $272.0 million two-year term loan borrowings by Mercury with the balance funded with proceeds from the Company’s July 2007 equity offering.

Results of Operations

Key Factors Affecting Operating Results

•	positive contributions from our acquisitions including:
•	acquisition of the Trajen network of 23 FBOs acquired in July 2006;
•	the acquisition of 50% of IMTT in May 2006, and its declaration of a $7.0 million dividend each quarter since the second quarter of 2006. Our investment in IMTT is accounted for using the equity method. As a result, a large portion of the dividends from IMTT increase our cash flow from investing activities but are not included in our statements of operations;
•	the acquisition of TGC in June 2006;
•	increased gross profit from our airport services business;
•	higher base management fees due to our increased market capitalization;
•	substantially higher performance fees due to the outperformance of our stock price compared with the benchmark indices, all of which are, or will be, reinvested in additional LLC interests and therefore have no effect on cash; and
•	an increase in interest expense due to the overall increase in our debt to fund our acquisitions.

Our consolidated results of operations are summarized below:

	Quarter Ended June 30,				Six Months Ended June 30,
	2007	2006	Change		2007	2006	Change
	$	$	$	%	$	$	$	%
	($ in Thousands) (Unaudited)
Revenues
Revenue from product sales	114,809	56,922	57,887	101.7	225,457	98,914	126,543	127.9
Service revenue	61,161	47,726	13,435	28.2	118,247	90,630	27,617	30.5
Financing and equipment lease income	1,235	1,285	(50)	(3.9)	2,483	2,583	(100)	(3.9)
Total revenue	177,205	105,933	71,272	67.3	346,187	192,127	154,060	80.2
Costs and expenses
Cost of product sales	75,121	36,010	39,111	108.6	145,605	61,279	84,326	137.6
Cost of services	26,323	22,632	3,691	16.3	49,665	43,664	6,001	13.7
Gross profit	75,761	47,291	28,470	60.2	150,917	87,184	63,733	73.1
Selling, general and administrative	38,564	24,294	14,270	58.7	77,542	48,244	29,298	60.7
Fees to manager	48,964	3,718	45,246	NM	54,525	10,196	44,329	NM
Depreciation	4,162	2,121	2,041	96.2	8,053	3,831	4,222	110.2
Amortization of intangibles	7,004	3,580	3,424	95.6	13,932	7,026	6,906	98.3
Total operating expenses	98,694	33,713	64,981	192.7	154,052	69,297	84,755	122.3
Operating (loss) income	(22,933)	13,578	(36,511)	NM	(3,135)	17,887	(21,022)	(117.5)
Other income (expense)
Dividend income	—	2,351	(2,351)	(100.0)	—	5,002	(5,002)	(100.0)
Interest income	1,465	1,180	285	24.2	2,924	2,882	42	1.5
Interest expense	(17,705)	(15,604)	(2,101)	13.5	(35,271)	(31,267)	(4,004)	12.8
Equity in (losses) earnings and amortization charges of investees	(1,145)	3,115	(4,260)	(136.8)	2,320	5,568	(3,248)	(58.3)
Gain on derivative instruments	1,138	6,487	(5,349)	(82.5)	661	20,162	(19,501)	(96.7)
Other income (expense), net	272	94	178	189.4	(644)	(73)	(571)	NM
Net (loss) income before income taxes and minority interests	(38,908)	11,201	(50,109)	NM	(33,145)	20,161	(53,306)	NM
Benefit (provision) for income taxes	13,833	(1,618)	15,451	NM	15,878	(3,011)	18,889	NM
Net (loss) income before minority interests	(25,075)	9,583	(34,658)	NM	(17,267)	17,150	(34,417)	NM
Minority interests	(28)	146	(174)	(119.2)	(97)	152	(249)	(163.8)
Net (loss) income	(25,047)	9,437	(34,484)	NM	(17,170)	16,998	(34,168)	NM

NM – Not meaningful

Gross Profit

The increase in our consolidated gross profit was due primarily to the acquisitions of Trajen on July 11, 2006 and TGC on June 7, 2006 and growth in existing businesses, particularly our airport services business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses includes approximately $12.6 million and $27.5 million for the quarter and six months ended June 2007, respectively, from our 2006 acquisitions of TGC and Trajen.

Fees to Manager

The six months ended June 30, 2007 includes $43.0 million in performance fees earned by our manager, MIMUSA, in the second quarter and $957,000 in the first quarter. MIMUSA has elected to reinvest these performance fees in shares of LLC interests.

Other Income (Expense)

Our dividend income in 2006 consisted of distributions declared by MCG in the second quarter and distributions declared by and received from SEW in the first quarter. We sold our investments in MCG and SEW in the third and fourth quarters of 2006, respectively.

Interest expense increased due mostly to a higher level of debt in 2007, primarily from the acquisitions made in the second and third quarters of 2006.

Our equity in earnings and amortization charges of investees comprises our equity in the earnings on our Yorkshire Link investment for the first quarter and six months of 2006 and our equity in the earnings of IMTT for the first quarter and six months of 2007. We sold our investment in Yorkshire Link in the fourth quarter of 2006.

Income Taxes

For the 2006 year, the Company reported a net loss before taxes at the MIC Inc. level, for which it recorded an income tax benefit. The Company also reported net income before taxes outside MIC Inc. that will not be subject to income taxes payable by the Company. The income derived from outside MIC Inc. was partially offset by the pre-tax loss at the MIC Inc. level, resulting in pre-tax income on a consolidated basis.

The Company projects a consolidated net loss before taxes for 2007, for which it expects to record an income tax benefit. As the Company has agreed with the Internal Revenue Service to be treated as a corporation for all of 2007, the portion of the loss attributable to MIC Inc. is no longer relevant, as all income of the Company and MIC Inc. will be included in one consolidated federal income tax return.

Earnings Before Interest, Taxes, Depreciation and Amortization, or EBITDA

We have included EBITDA, a non-GAAP financial measure, on both a consolidated basis as well as for each of our consolidated businesses as we consider it to be an important measure of our overall performance. We believe EBITDA provides additional insight into the performance of our operating companies and our ability to service our obligations and support our ongoing distribution policy.

A reconciliation of net (loss) income to EBITDA, on a consolidated basis, is provided below:

	Quarter Ended June 30,				Six Months Ended June 30,
	2007	2006	Change		2007	2006	Change
	$	$	$	%	$	$	$	%
	($ in Thousands) (Unaudited)
Net (loss) income(1)	(25,047)	9,437	(34,484)	NM	(17,170)	16,998	(34,168)	NM
Interest expense, net	16,240	14,424	1,816	12.6	32,347	28,385	3,962	14.0
Income taxes	(13,833)	1,618	(15,451)	NM	(15,878)	3,011	(18,889)	NM
Depreciation(2)	6,672	4,292	2,380	55.5	13,029	8,290	4,739	57.2
Amortization(3)	7,004	3,580	3,424	95.6	13,932	7,026	6,906	98.3
EBITDA	(8,964)	33,351	(42,315)	(126.9)	26,260	63,710	(37,450)	(58.8)

NM – Not meaningful

(1)	Net loss for the six months ended June 30, 2007 includes performance fees earned by our manager, MIMUSA, of $43.0 million in the second quarter and $957,000 in the first quarter. MIMUSA has elected to reinvest these performance fees in shares of LLC interests.
(2)	Includes depreciation expense of $1.4 million, $1.4 million, $2.9 million and $2.8 million for the district energy business for the quarters ended June 30, 2007 and 2006 and the six month periods ended on the same dates, respectively, which are reported in cost of services in our consolidated condensed statements of operations. Also includes depreciation expense of $1.1 million, $744,000, $2.1 million and $1.6 million for the airport parking business for the quarters ended June 30, 2007 and 2006 and the six month periods ended on the same dates, respectively, which are also reported in cost of services in our consolidated condensed statements of operations. Does not include depreciation expense of $1.7 million and $3.4 million in connection with our investment in IMTT for the quarter and six months ended June 30, 2007, respectively, which is reported in equity in earnings and amortization charges of investees in our statements of operations.
(3)	Does not include amortization expense related to intangible assets in connection with our investment in the toll road business of $974,000 and $1.9 million for the quarter and six months ended June 30, 2006, respectively, which are reported in equity in earnings and amortization charges of investees in our consolidated condensed statements of operations. Also does not include amortization expense related to intangible assets in connection with our investment in IMTT of $283,000, $189,000, $567,000 and $189,000 for the quarters ended June 30, 2007 and 2006 and the six month periods ended on the same dates, respectively, which are reported in equity in earnings and amortization charges of investees in our statements of operations.

Business Segment Operations

AIRPORT SERVICES BUSINESS

The following section summarizes the historical consolidated financial performance of our airport services business for the quarter and six months ended June 30, 2007. Information in the table below relating to existing locations in 2007 represents the results of our airport services business excluding the results of the 23 locations acquired from Trajen Holdings Inc., or Trajen and the two locations acquired from Supermarine of Santa Monica and Supermarine of Stewart, collectively Supermarine. The acquisition column and the total 2007 results in the tables below include the operating results of Trajen for the quarter and six months ended June 30, 2007 and Supermarine for period May 30, 2007 to June 30, 2007.

Quarter Ended June 30, 2007 Compared to Quarter Ended June 30, 2006

Key Factors Affecting Operating Results

•	contribution of positive operating results from 23 FBOs acquired in July 2006 and two FBOs acquired in May 2007;
•	higher dollar per gallon fuel margins and higher fuel volumes;
•	increased expenses related to the operation of 25 acquired FBOs; and
•	higher interest costs from higher debt levels resulting from the increased borrowings related to the acquisitions in July 2006 and May 2007.

Quarter Ended June 30, 2007 Compared to Quarter Ended June 30, 2006
	Existing Locations					Total
	2007	2006	Change		Acquisitions(2)	2007	2006	Change
	$	$	$	%	$	$	$	$	%
	($ in Thousands) (Unaudited)
Revenue
Fuel revenue	44,867	46,298	(1,431)	(3.1)	28,822	73,689	46,298	27,391	59.2
Non-fuel revenue	20,387	17,654	2,733	15.5	8,400	28,787	17,654	11,133	63.1
Total revenue	65,254	63,952	1,302	2.0	37,222	102,476	63,952	38,524	60.2
Cost of revenue
Cost of revenue-fuel	26,283	28,517	(2,234)	(7.8)	18,055	44,338	28,517	15,821	55.5
Cost of revenue-non-fuel	1,527	1,558	(31)	(2.0)	1,145	2,672	1,558	1,114	71.5
Total cost of revenue	27,810	30,075	(2,265)	(7.5)	19,200	47,010	30,075	16,935	56.3
Fuel gross profit	18,584	17,781	803	4.5	10,767	29,351	17,781	11,570	65.1
Non-fuel gross profit	18,860	16,096	2,764	17.2	7,255	26,115	16,096	10,019	62.2
Gross profit	37,444	33,877	3,567	10.5	18,022	55,466	33,877	21,589	63.7
Selling, general and administrative expenses	18,799	18,257	542	3.0	10,396	29,195	18,257	10,938	59.9
Depreciation and amortization	4,395	4,458	(63)	(1.4)	4,059	8,454	4,458	3,996	89.6
Operating income	14,250	11,162	3,088	27.7	3,567	17,817	11,162	6,655	59.6
Interest expense, net	(4,635)	(4,857)	222	(4.6)	(3,633)	(8,268)	(4,857)	(3,411)	70.2
Other expense	(37)	(29)	(8)	27.6	—	(37)	(29)	(8)	27.6
Unrealized gains on derivative instruments	872	3,580	(2,708)	(75.6)	—	872	3,580	(2,708)	(75.6)
Income tax (provision) benefit	(4,142)	(3,458)	(684)	19.8	26	(4,116)	(3,458)	(658)	19.0
Net income (loss)(1)	6,308	6,398	(90)	(1.4)	(40)	6,268	6,398	(130)	(2.0)
Reconciliation of net income (loss) to EBITDA:
Net income (loss)(1)	6,308	6,398	(90)	(1.4)	(40)	6,268	6,398	(130)	(2.0)
Interest expense, net	4,635	4,857	(222)	(4.6)	3,633	8,268	4,857	3,411	70.2
Income tax provision (benefit)	4,142	3,458	684	19.8	(26)	4,116	3,458	658	19.0
Depreciation and amortization	4,395	4,458	(63)	(1.4)	4,059	8,454	4,458	3,996	89.6
EBITDA	19,480	19,171	309	1.6	7,626	27,106	19,171	7,935	41.4

(1)	Corporate allocation expense, and the federal tax effect, have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.
(2)	Acquisitions include the results of Trajen FBOs (which were acquired on July 11, 2006) for the quarter ended June 30, 2007 and Supermarine FBOs (which were acquired on May 30, 2007) for the period May 30, 2007 through June 30, 2007.

Revenue and Gross Profit

Most of the revenue and gross profit in our airport services business is generated through fueling general aviation aircraft at our 43 fixed base operations around the United States. This revenue is categorized according to who owns the fuel we use to service these aircraft. If we own the fuel, we record our cost to purchase that fuel as cost of revenue-fuel. Our corresponding fuel revenue is our cost to purchase that fuel plus a margin. We generally pursue a strategy of maintaining, and where appropriate increasing, dollar-based margins, thereby passing any increase in fuel prices to the customer. We also have into-plane arrangements whereby we fuel aircraft with fuel owned by another party. We collect a fee for this service that is recorded as non-fuel revenue. Other non-fuel revenue includes various services such as hangar rentals, de-icing and airport services. Cost of revenue–non-fuel includes our cost, if any, to provide these services.

The key drivers of revenue and gross profit results are fuel volume and dollar margin per gallon. This applies to both fuel and into-plane revenue. Our customers will occasionally move from one category to the other. Therefore, we believe discussing our fuel and non-fuel revenue and gross profit and the related key metrics on a combined basis provides a more meaningful analysis of our airport services business.

Our total revenue and gross profit growth was due to several factors:

•	inclusion of the results of acquisitions concluded July 11, 2006 and May 30, 2007;
•	an increase in fuel volumes as a result of higher into-plane activity at existing locations; and
•	an increase in average dollar per gallon fuel margins at existing locations, resulting largely from a higher proportion of transient customers, which generally pay higher margins.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses is due primarily to the addition of expense associated with the integration and rebranding of the acquired locations.

Interest Expense, Net

The increase in total interest expense is due to the increased debt level associated with the acquisitions and higher non-cash amortization of deferred financing costs. In July 2006, we increased borrowings under our debt facility by $180.0 million to finance our acquisition of 23 sites. In May 2007, we increased borrowings under our existing debt facility by $32.5 million to finance our acquisition of two sites. The debt facility provides an aggregate term loan borrowing of $512.5 million and a $5.0 million working capital facility.

EBITDA

Excluding the non cash gains from derivative instruments, EBITDA at existing locations and total EBITDA would have increased by approximately 19.4% and 68.3%, respectively, primarily driven by:

•	increased fuel volumes;
•	increased average dollar per gallon fuel margins; and
•	the inclusion of the results of acquisitions concluded July 11, 2006 and May 30, 2007.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Key Factors Affecting Operating Results

•	contribution of positive operating results from 23 FBOs acquired in July 2006 and two FBOs acquired in May 2007;
•	higher dollar per gallon fuel margins at existing locations and higher fuel volumes;
•	higher other services gross profit due to increased de-icing activity;
•	increased expenses due to higher activity levels and the operation of 25 acquired sites; and
•	higher interest costs from higher debt levels resulting from the increased borrowings related to the acquisitions in July 2006 and May 2007.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
	Existing Locations					Total
	2007	2006	Change		Acquisitions(2)	2007	2006	Change
	$	$	$	%	$	$	$	$	%
	($ in Thousands) (Unaudited)
Revenue
Fuel revenue	86,468	88,290	(1,822)	(2.1)	57,068	143,536	88,290	55,246	62.6
Non-fuel revenue	43,309	35,833	7,476	20.9	16,691	60,000	35,833	24,167	67.4
Total revenue	129,777	124,123	5,654	4.6	73,759	203,536	124,123	79,413	64.0
Cost of revenue
Cost of revenue-fuel	49,772	53,787	(4,015)	(7.5)	35,144	84,916	53,787	31,129	57.9
Cost of revenue-non-fuel	3,993	3,889	104	2.7	2,100	6,093	3,889	2,204	56.7
Total cost of revenue	53,765	57,676	(3,911)	(6.8)	37,244	91,009	57,676	33,333	57.8
Fuel gross profit	36,696	34,503	2,193	6.4	21,924	58,620	34,503	24,117	69.9
Non-fuel gross profit	39,316	31,944	7,372	23.1	14,591	53,907	31,944	21,963	68.8
Gross profit	76,012	66,447	9,565	14.4	36,515	112,527	66,447	46,080	69.3
Selling, general and administrative expenses	38,534	36,955	1,579	4.3	21,196	59,730	36,955	22,775	61.6
Depreciation and amortization	8,809	8,871	(62)	(0.7)	7,608	16,417	8,871	7,546	85.1
Operating income	28,669	20,621	8,048	39.0	7,711	36,380	20,621	15,759	76.4
Interest expense, net	(9,828)	(13,770)	3,942	(28.6)	(6,701)	(16,529)	(13,770)	(2,759)	20.0
Other (expense) income	(66)	(65)	(1)	1.5	6	(60)	(65)	5	(7.7)
Unrealized (losses) gains on derivative instruments	(77)	10,895	(10,972)	(100.7)	—	(77)	10,895	(10,972)	(100.7)
Income tax provision	(7,412)	(6,731)	(681)	10.1	(403)	(7,815)	(6,731)	(1,084)	16.1
Net income(1)	11,286	10,950	336	3.1	613	11,899	10,950	949	8.7
Reconciliation of net income to EBITDA:
Net income(1)	11,286	10,950	336	3.1	613	11,899	10,950	949	8.7
Interest expense, net	9,828	13,770	(3,942)	(28.6)	6,701	16,529	13,770	2,759	20.0
Income tax provision (benefit)	7,412	6,731	681	10.1	403	7,815	6,731	1,084	16.1
Depreciation and amortization	8,809	8,871	(62)	(0.7)	7,608	16,417	8,871	7,546	85.1
EBITDA	37,335	40,322	(2,987)	(7.4)	15,325	52,660	40,322	12,338	30.6

(1)	Corporate allocation expense, and the federal tax effect, have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.
(2)	Acquisitions include the results of Trajen FBOs (which were acquired on July 11, 2006) for the six months ended June 30, 2007 and Supermarine FBOs (which were acquired on May 30, 2007) for the period May 30, 2007 through June 30, 2007.

Revenue and Gross Profit

Our total revenue and gross profit growth was due to several factors:

•	inclusion of the results of acquisitions concluded July 11, 2006 and May 30, 2007;
•	an increase in fuel volumes as a result of higher into-plane activity at existing locations;
•	an increase in average dollar per gallon fuel margins at existing locations, resulting largely from a higher proportion of transient customers, which generally pay higher margins; and

•	higher de-icing activity in the first quarter of 2007 compared to 2006 due to colder weather in the Northeast U.S.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses is due to the addition of the 25 additional locations. Selling, general and administrative expenses at these locations are comparable to these expenses at existing locations as a percentage of total revenue.

Interest Expense, Net

Excluding the impact of a non-cash interest expense item related to interest rate swaps recorded in 2006, net interest expense increased as a result of higher debt levels associated with the acquisitions of Trajen and Supermarine and higher non-cash amortization of deferred financing costs.

EBITDA

Excluding the non-cash gains and losses from derivative instruments, EBITDA at existing locations and total EBITDA would have increased by approximately 27.1% and 79.2%, respectively, primarily due to:

•	increased fuel volumes;
•	increased average dollar per gallon fuel margins;
•	higher de-icing gross profit in 2007; and
•	the inclusion of the results of Trajen and Supermarine from July 11, 2006 and May 30, 2007, respectively.

BULK LIQUID STORAGE TERMINAL BUSINESS

With respect to our bulk liquid storage terminal business, we included $3.1 million of net income in our consolidated results for the six months ended June 30, 2007, consisting of $4.7 million equity in the earnings of IMTT (plus $760,000 tax benefit) less $4.0 million depreciation and amortization expense (plus $1.6 million tax benefit). We received $7.0 million in dividends from IMTT in April 2007 relating to the first quarter of 2007. IMTT declared a dividend of $14.0 million in June 2007 with $7.0 million payable to us that we have recorded as a receivable at June 30, 2007, and which we received in July 2007.

To enable meaningful analysis of IMTT’s performance across periods, IMTT’s performance for the full quarter and six months ended June 30, 2007, compared to the prior corresponding periods which in part were prior to our investment, is discussed below.

Key Factors Affecting Operating Results

•	terminal revenue and terminal gross profit increased principally due to:
•	increases in average tank rental rates and storage capacity rented to customers;
•	increases in throughput revenue;
•	increases in revenue from the provision of other services; and
•	consolidation of IMTT’s partially owned subsidiary, IMTT-Quebec, which owns a terminal in Quebec, Canada. This subsidiary was reported using the equity method of accounting in 2006.

Quarter and Six Months Ended June 30, 2007 Compared to Quarter and Six Months Ended June 30, 2006
	Quarter Ended June 30,				Six Months Ended June 30,
	2007	2006	Change		2007	2006	Change
	$	$	$	%	$	$	$	%
	($ in Thousands) (Unaudited)
Revenues
Terminal revenue	54,771	45,889	8,882	19.4	109,548	92,265	17,283	18.7
Terminal revenue – heating	4,255	3,032	1,223	40.3	11,354	10,542	812	7.7
Environmental response revenue	4,165	5,243	(1,078)	(20.6)	12,705	10,006	2,699	27.0
Nursery revenue	3,059	3,107	(48)	(1.5)	6,491	6,057	434	7.2
Total revenue	66,250	57,271	8,979	15.7	140,098	118,870	21,228	17.9
Costs and expenses
Terminal operating costs	29,650	23,921	5,729	23.9	57,527	48,731	8,796	18.1
Terminal operating costs – fuel	3,775	3,292	483	14.7	8,888	9,435	(547)	(5.8)
Environmental response operating costs	3,193	2,858	335	11.7	10,079	5,954	4,125	69.3
Nursery operating costs	2,975	3,446	(471)	(13.7)	6,046	6,272	(226)	(3.6)
Total operating costs	39,593	33,517	6,076	18.1	82,540	70,392	12,148	17.3
Terminal gross profit	25,601	21,708	3,893	17.9	54,487	44,641	9,846	22.1
Environmental response gross profit	972	2,385	(1,413)	(59.2)	2,626	4,052	(1,426)	(35.2)
Nursery gross profit (loss)	84	(339)	423	124.8	445	(215)	660	NM
Gross profit	26,657	23,754	2,903	12.2	57,558	48,478	9,080	18.7
General and administrative expenses	6,098	5,307	791	14.9	11,667	10,866	801	7.4
Depreciation and amortization	9,040	7,484	1,556	20.8	17,562	15,165	2,397	15.8
Operating income	11,519	10,963	556	5.1	28,329	22,447	5,882	26.2
Interest expense, net	(16,530)	(3,906)	(12,624)	NM	(19,937)	(9,323)	(10,614)	113.8
Other income	671	680	(9)	(1.3)	3,483	2,067	1,416	68.5
Unrealized gains on derivatives	4,669	1,464	3,205	NM	4,427	3,505	922	26.3
Provision for income taxes	(305)	(3,733)	3,428	(91.8)	(6,728)	(7,544)	816	(10.8)
Minority interest	52	—	52	NM	25	—	25	NM
Net income	76	5,468	(5,392)	(98.6)	9,599	11,152	(1,553)	(13.9)
Reconciliation of net income to EBITDA:
Net income	76	5,468	(5,392)	(98.6)	9,599	11,152	(1,553)	(13.9)
Interest expense, net	16,530	3,906	12,624	NM	19,937	9,323	10,614	113.8
Provision for income taxes	305	3,733	(3,428)	(91.8)	6,728	7,544	(816)	(10.8)
Depreciation and amortization	9,040	7,484	1,556	20.8	17,562	15,165	2,397	15.8
EBITDA	25,951	20,591	5,360	26.0	53,826	43,184	10,642	24.6

NM – Not meaningful

Consolidation of Quebec Results

As noted earlier, IMTT reported financial results for the Quebec site using equity accounting during 2006 but incorporated 2007 results into its financials on a consolidated basis. The following table provides IMTT results in which Quebec 2007 results are consolidated compared to where the impact of Quebec has been removed.

	Quarter Ended June 30, 2007		Six Months Ended June 30, 2007
($ in thousands)	IMTT	IMTT Excl. Quebec	IMTT	IMTT Excl. Quebec
	$	$	$	$
Total revenue	66,250	64,028	140,098	135,530
Total operating costs	39,593	38,002	82,540	79,395
Total gross profit	26,657	26,026	57,558	56,135
Operating income	11,519	11,490	28,329	28,244
EBITDA	25,951	25,601	53,826	53,099

To provide a more meaningful comparison of current and previous year results, the following discussion and analysis of financial results will compare the “IMTT Excluding Quebec” 2007 results to the actual 2006 results.

Revenue and Gross Profit

Terminal revenue increased 16.1% and 13.2% for the quarter and six-month period, respectively, reflecting growth in each major service segment. Storage revenue increased $4.4 million and $7.9 million during the quarter and six-month period, respectively, as the business increased the storage capacity rented to customers by 4.8% and 4.4% and the average rental rates charged to customers by 6.7% and 6.1% during the quarter and six-month period, respectively. Storage capacity utilization, which was 95% during the quarter and six-month period of 2006, increased to 96% for the second quarter 2007 and 97% for the six-month period 2007. Terminal revenue growth during the quarter and six-month period also resulted from increases in throughput ($1.0 million and $1.8 million, respectively) and other services & fees ($1.3 million and $2.9 million, respectively). The business also increased profitability from heating services.

Gross profit from terminal services increased 15.0% and 18.9% for the quarter and six-month period, respectively. During the quarter and six month period in 2007, the increase in terminal revenues was partially offset by increased costs of direct labor, health benefit, and repair and maintenance costs which were in part related to the increase in revenues from terminal services.

Gross profit from environmental response services decreased by $1.4 million for both the quarter and six-month periods, reflecting a decrease in profit margins for spill response activities, the biggest source of revenue for this segment.

The nursery gross profit increased by $423,000 and $660,000 for the quarter and six-month period, respectively, due to improvements in margins as well as the receipt of a $184,000 insurance settlement during the first quarter 2007 for damage incurred during Hurricane Katrina.

Depreciation and Amortization

Depreciation and amortization expense increased by $1.2 million and $1.8 million for the quarter and six-month periods, respectively, due to continuing high levels of growth capital additions.

Interest Expense, Net

Net interest expense increased principally due to a $12.3 million make-whole payment associated with the repayment of the two tranches of senior notes in connection with the establishment of the new $625 million revolving credit facility for IMTT.

Other Income

While other income during the quarter was comparable to the previous year, other income for the six-month period increased due to non-recurring items during the first quarter of 2007. These items included gains of $2.0 million on insurance settlements received for claims related to Hurricane Katrina and other matters as well as a $333,000 gain on the sale of assets. Other income for the first quarter of 2006 included $424,000 of non-recurring income related to the write-off of a payable.

EBITDA

In addition to the aforementioned Quebec contribution, EBITDA for second quarter 2007 and six-month 2007 includes gains from interest swap agreements and certain non-recurring items including gains on insurance settlements and a gain on an asset sale. Excluding unrealized gains from interest rate swap agreements in both 2006 and 2007 as well as the non-recurring items described earlier, EBITDA for the quarter and six-month period would have increased by 9.4% and 17.7%, respectively.

GAS PRODUCTION AND DISTRIBUTION BUSINESS

We completed our acquisition of TGC on June 7, 2006. Therefore, TGC has only contributed to our consolidated operating results from that date.

Because TGC’s results of operations are not included in our consolidated financial results until June 7, 2006, the following analysis compares the historical results of operations for TGC under both its current and prior owners. We believe that this is the most appropriate approach to analyzing the historical financial performance and trends of TGC.

Key Factors Affecting Operating Results

•	utility contribution margin decreased principally due to:
•	higher therm sales at lower margins;
•	$331,000 and $1.1 million for fuel cost adjustments reimbursed to us through escrow funds for the quarter and six months; and
•	decreased revenue reflecting a lower change in unbilled receivables during the 2007 calculation period versus the 2006 calculation period. This was due primarily to volume and price variances during the respective calculation periods and change in frequency of calculation.
•	non-utility contribution margin increased for the six months primarily due to price increases subsequent to June 2006; and
•	non-utility contribution margin for the quarter decreased primarily due to lower therm sales. The second quarter 2006 benefited from higher LPG deliveries that resumed following the state-wide LPG shortage occurring in the first quarter 2006.

Contribution margin for both the utility and non-utility business represents revenue less direct cost of revenue. Management analyzes contribution margin for TGC because it believes that contribution margin, although a non-GAAP measure, is useful and meaningful to understanding the performance of TGC utility operations under its regulated rate structure and of its non-utility operations under a competitive pricing structure, both of which include an ability to change rates when the underlying fuel costs change. Contribution margin should not be considered an alternative to operating income or net income, which are determined in accordance with U.S. GAAP. Other companies may calculate contribution margin differently and, therefore, the contribution margin presented for TGC is not necessarily comparable with other companies.

Quarter and Six Months Ended June 30, 2007 Compared to Quarter and Six Months Ended June 30, 2006
	Quarter Ended June 30,				Six Months Ended June 30,
	2007	2006	Change		2007	2006	Change
	$	$	$	%	$	$	$	%
	($ in Thousands) (Unaudited)
Contribution margin
Revenue – utility	22,820	23,962	(1,142)	(4.8)	45,111	48,951	(3,840)	(7.8)
Cost of revenue – utility	15,008	15,805	(797)	(5.0)	29,599	30,981	(1,382)	(4.5)
Contribution margin – utility	7,812	8,157	(345)	(4.2)	15,512	17,970	(2,458)	(13.7)
Revenue – non-utility	18,300	18,375	(75)	(0.4)	36,810	35,026	1,784	5.1
Cost of revenue – non-utility	10,994	10,706	288	2.7	21,805	21,168	637	3.0
Contribution margin – non-utility	7,306	7,669	(363)	(4.7)	15,005	13,858	1,147	8.3
Total contribution margin	15,118	15,826	(708)	(4.5)	30,517	31,828	(1,311)	(4.1)
Production	1,211	994	217	21.8	2,332	2,219	113	5.1
Transmission and distribution	3,570	3,731	(161)	(4.3)	6,953	7,049	(96)	(1.4)
Selling, general and administrative expenses	4,030	4,384	(354)	(8.1)	8,110	8,409	(299)	(3.6)
Depreciation and amortization	1,666	1,417	249	17.6	3,397	2,785	612	22.0
Operating income	4,641	5,300	(659)	(12.4)	9,725	11,366	(1,641)	(14.4)
Interest expense, net	(2,287)	(2,749)	462	(16.8)	(4,532)	(3,960)	(572)	14.4
Other income (expense)	19	(2,033)	2,052	(100.9)	(34)	(1,844)	1,810	(98.2)
Unrealized gains (losses) on derivative instruments	67	1,912	(1,845)	(96.5)	(199)	1,912	(2,111)	(110.4)
Income before taxes(1)	2,440	2,430	10	0.4	4,960	7,474	(2,514)	(33.6)
Reconciliation of income before taxes to EBITDA:
Income before taxes(1)	2,440	2,430	10	0.4	4,960	7,474	(2,514)	(33.6)
Interest expense, net	2,287	2,749	(462)	(16.8)	4,532	3,960	572	14.4
Depreciation and amortization	1,666	1,417	249	17.6	3,397	2,785	612	22.0
EBITDA	6,393	6,596	(203)	(3.1)	12,889	14,219	(1,330)	(9.4)

(1)	Corporate allocation expense has been excluded from the above table as it is eliminated on consolidation at the MIC Inc. level.

Contribution Margin and Operating Income

Utility contribution margin was lower for the quarter and six months primarily as the result of higher therm sales at lower margins and $331,000 and $1.1 million for fuel cost adjustments required by Hawaii state regulators as a condition of our purchase of TGC. The cash effect of the fuel cost adjustments are offset by withdrawals from the escrow account established and funded at acquisition by the seller. TGC believes that these escrowed funds will be fully utilized by mid-2008 and thereafter escrowed funds would not be available. The cash reimbursements of any fuel cost adjustment amounts are not reflected in revenue, but rather are reflected as releases of restricted cash.

In addition utility contribution margin was lower as the result of $696,000 of decreased revenue reflecting a lower change in unbilled receivables during the 2007 calculation period versus the 2006 calculation period. This was primarily due to volume and price variances during the respective calculation periods and a change in the frequency of calculation. The March 2006 calculation period under the former owners was nine months. Beginning with the quarter ended June 30, 2006 the calculation has been performed and recorded quarterly. We believe this will eliminate the quarter-over-quarter impact of unbilled receivables on contribution margin going forward. However, the $1.1 million first quarter impact will continue to effect year-over-year comparisons throughout 2007, and all period-over-period comparisons of contribution margin will continue to be impacted by changes in volume and rates.

Non-utility contribution margin decreased for the quarter due to 4% lower therm sales volume as the second quarter 2006 therm sales benefited from deliveries of LPG that resumed following a state-wide LPG shortage that occurred in first quarter 2006. Non-utility contribution margin for the quarter and six months increased primarily due to price increases subsequent to June 2006.

Production costs were higher for both the quarter and six months due primarily to higher personnel costs and rent partially offset by lower electricity costs and, for the six months, the cost of mechanical inspections at our SNG plant. Transmission and distribution costs were lower for the quarter and six months due principally to lower outside costs for line repair work, lower rent and higher capitalization of costs in connection with asset additions, partially offset by higher personnel costs and vehicle maintenance costs.

Selling, General and Administrative Expense

Selling, general and administrative costs were lower in 2007 than in 2006 due to the prior company’s parent overhead charges that were included in 2006 results and lower insurance costs, partially offset by higher personnel and professional service costs.

Depreciation and Amortization

Depreciation and amortization increased due to the higher asset basis that resulted from our purchase of TGC and for equipment additions.

Interest Expense, Net

Interest expense increased due to our acquisition funding. Interest expense in 2006 also included the prior owner’s write-off of deferred financing costs for the retirement of their debt in connection with its sale of the business.

Other Income (Expense)

Other expense for 2006 included $2.3 million of costs incurred prior to our ownership.

EBITDA

Excluding unrealized gains and losses on derivatives, reimbursed fuel adjustment costs and 2006 acquisition-related costs, EBITDA would have remained relatively flat in 2007 compared to 2006.

DISTRICT ENERGY BUSINESS

Key Factors Affecting Operating Results

•	capacity revenue increased due to four interruptible customers converting to continuous service over June through September of 2006 and annual inflation-related increases of contract capacity rates;
•	cooling consumption revenue and electricity cost increased due to higher electricity costs from the deregulation of the Illinois electricity market in January 2007. Consumption revenue also increased due to warmer average temperatures in May and June resulting in higher ton-hour sales; and
•	both capacity and consumption revenue increased due to a net increase in contracted capacity.

Quarter and Six Months Ended June 30, 2007 Compared to Quarter and Six Months Ended June 30, 2006
	Quarter Ended June 30,				Six Months Ended June 30,
	2007	2006	Change		2007	2006	Change
	$	$	$	%	$	$	$	%
	($ in Thousands) (Unaudited)
Cooling capacity revenue	4,738	4,241	497	11.7	9,289	8,430	859	10.2
Cooling consumption revenue	6,800	5,258	1,542	29.3	8,662	6,733	1,929	28.6
Other revenue	768	791	(23)	(2.9)	1,417	1,636	(219)	(13.4)
Finance lease revenue	1,235	1,285	(50)	(3.9)	2,483	2,583	(100)	(3.9)
Total revenue	13,541	11,575	1,966	17.0	21,851	19,382	2,469	12.7
Direct expenses – electricity	4,301	3,341	960	28.7	5,784	4,285	1,499	35.0
Direct expenses – other(1)	4,727	4,208	519	12.3	8,876	8,529	347	4.1
Direct expenses – total	9,028	7,549	1,479	19.6	14,660	12,814	1,846	14.4
Gross profit	4,513	4,026	487	12.1	7,191	6,568	623	9.5
Selling, general and administrative expenses	822	978	(156)	(16.0)	1,590	1,775	(185)	(10.4)
Amortization of intangibles	341	341	—	—	678	678	—	—
Operating income	3,350	2,707	643	23.8	4,923	4,115	808	19.6
Interest expense, net	(2,172)	(2,106)	(66)	3.1	(4,259)	(4,176)	(83)	2.0
Other income (expense)	120	44	76	172.7	194	(35)	229	NM
Income tax (provision) benefit	(431)	(94)	(337)	NM	(218)	239	(457)	(191.2)
Minority interest	(140)	(130)	(10)	7.7	(272)	(261)	(11)	4.2
Net income (loss)(2)	727	421	306	72.7	368	(118)	486	NM
Reconciliation of net income (loss) to EBITDA:
Net income (loss)(2)	727	421	306	72.7	368	(118)	486	NM
Interest expense, net	2,172	2,106	66	3.1	4,259	4,176	83	2.0
Income tax provision (benefit)	431	94	337	NM	218	(239)	457	(191.2)
Depreciation	1,440	1,427	13	0.9	2,871	2,850	21	0.7
Amortization of intangibles	341	341	—	—	678	678	—	—
EBITDA	5,111	4,389	722	16.5	8,394	7,347	1,047	14.3

NM – Not meaningful

(1)	Includes depreciation expense of $1.4 million for each of the quarters ended June 30, 2007 and 2006, respectively, and $2.9 million and $2.8 million for the six month periods ended June 30, 2007 and 2006, respectively.
(2)	Corporate allocation expense, and the federal tax effect, have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Gross Profit

Gross profit, in both the quarter and six-month period, increased primarily due to higher capacity revenue related to four interruptible customers converting to continuous service during the previous year, a net increase in contracted capacity and annual inflation-related increases of contract capacity rates in accordance with the terms of existing customer contracts. Cooling consumption revenue also increased due to higher ton-hour sales from warmer than average temperatures, a net increase in contracted capacity and the pass-through to our customers of the higher electricity costs related to the January 2007 deregulation of Illinois’ electricity generation market. This pass-through is subject to annual reconciliations and true-ups to actual costs. Other revenue decreased due to our pass-through to customers of the lower cost of natural gas consumables and reduction in management headcount, which are included in other direct expenses.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased due to a reduction in management headcount. Also, the second quarter of 2006 included legal and consulting fees related to strategy work in preparation for the 2007 deregulation of Illinois’ electricity generation market.

Interest Expense, Net

The increase in net interest expense was due to additional credit line draws necessary to fund growth capital expenditures for plant expansion, new customer connections and scheduled maintenance capital expenditures during the previous 12 months. Our interest rate on our senior debt is a fixed rate.

Other Income (Expense)

The first six months of 2006 included pension benefits expense for union trainees employed from 1999 through 2005. The majority of the expense was incurred in the first quarter of 2006.

EBITDA

EBITDA increased primarily due to the higher capacity revenue associated with four interruptible customers converting to continuous service during the previous year, the net increase in contracted capacity and the higher ton-hour sales from warmer weather.

AIRPORT PARKING BUSINESS

Key Factors Affecting Operating Results

•	decline in the number of cars using our facilities;
•	targeted pricing strategies contributed to an increase in the average revenue per car out;
•	costs associated with the consolidation of our locations under one brand; and
•	our new location which commenced operations in November 2006.

Quarter and Six Months Ended June 30, 2007 Compared to Quarter and Six Months Ended June 30, 2006
	Quarter Ended June 30,				Six Months Ended June 30,
	2007	2006	Change		2007	2006	Change
	$	$	$	%	$	$	$	%
	($ in Thousands) (Unaudited)
Revenue	20,068	19,782	286	1.4	38,879	37,998	881	2.3
Direct expenses(1)	14,623	13,524	1,099	8.1	28,912	26,959	1,953	7.2
Gross profit	5,445	6,258	(813)	(13.0)	9,967	11,039	(1,072)	(9.7)
Selling, general and administrative expenses	2,781	1,573	1,208	76.8	4,393	3,273	1,120	34.2
Amortization of intangibles	705	472	233	49.4	1,493	878	615	70.0
Operating income	1,959	4,213	(2,254)	(53.5)	4,081	6,888	(2,807)	(40.8)
Interest expense, net	(4,020)	(4,333)	313	(7.2)	(7,987)	(8,226)	239	(2.9)
Other income	159	409	(250)	(61.1)	148	317	(169)	(53.3)
Unrealized gains on derivative instruments	179	336	(157)	(46.7)	109	1,004	(895)	(89.1)
Income tax benefit (provision)	688	(183)	871	NM	1,452	43	1,409	NM
Minority interest	168	(15)	183	NM	369	109	260	NM
Net (loss) income(2)	(867)	427	(1,294)	NM	(1,828)	135	(1,963)	NM
Reconciliation of net (loss) income to EBITDA:
Net (loss) income(2)	(867)	427	(1,294)	NM	(1,828)	135	(1,963)	NM
Interest expense, net	4,020	4,333	(313)	(7.2)	7,987	8,226	(239)	(2.9)
Income tax (benefit) provision	(688)	183	(871)	NM	(1,452)	(43)	(1,409)	NM
Depreciation	1,070	744	326	43.8	2,105	1,609	496	30.8
Amortization of intangibles	705	472	233	49.4	1,493	878	615	70.0
EBITDA	4,240	6,159	(1,919)	(31.2)	8,305	10,805	(2,500)	(23.1)

NM – Not meaningful

(1)	Includes depreciation expense of $1.1 million and $744,000 for the quarters ended June 30, 2007 and 2006, respectively, and $2.1 million and $1.6 million for the six month periods ended June 30, 2007 and 2006, respectively.
(2)	Corporate allocation expense and other intercompany fees, and the federal tax effect, have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

	Quarter Ended June 30,				Six Months Ended June 30,
	2007	2006	Change		2007	2006	Change
				%				%
Operating Data:
Cars Out(1):	531,231	543,601	(12,370)	(2.3)	1,026,371	1,061,436	(35,065)	(3.3)
Average Revenue per Car Out:	$36.86	$35.30	$1.56	4.4	$36.76	$34.70	$2.06	5.9
Average Overnight Occupancy(2):	22,478	22,335	143	0.6	21,613	21,624	(11)	(0.1)

(1)	Cars Out refers to the total number of customers exiting during the period.
(2)	Average Overnight Occupancy refers to aggregate average daily occupancy measured for all locations at the lowest point of the day and does not reflect turnover and intra-day activity.

Revenue

Revenue in 2007 increased due to the addition of one new location. Comparable locations revenue for the quarter and the six month periods were generally flat.

Average revenue per car out increased for the quarter and six month period at our comparable locations primarily due to implementation of our yield management strategy, including price increases and the elimination of low margin daily parking programs in selected markets.

The decrease in cars out at comparable locations in both the quarter and the six month period was attributed to a continued strategic shift away from daily parkers and competitive pressure in selected markets.

Daily parkers, typically airport employees, contribute to a higher number of cars out, but pay discounted rates. Management have sought to replace daily customers with higher yielding leisure and corporate customers, however the volume is not yet sufficient to fully offset the loss of daily parkers. Management is concentrating sales efforts in these markets to attract additional corporate accounts.

In the first quarter of 2007, management identified a number of underperforming markets, introducing aggressive pricing campaigns and new managers to recapture market share. Management also identified a number of service level issues in these markets and efforts to upgrade standards are continuing. As a result, the decline in cars out over the prior year improved slightly in the second quarter compared to the first quarter of 2007. We anticipate that these service improvements together with our rebranding and internet marketing will build our customer base over time. As a result, we expect to see improved revenues over the medium term.

Our airport parking business as a whole has sufficient capacity to accommodate further growth. At locations where we are operating at peak capacity intra-day, we continue to seek opportunities to expand capacity.

Direct Expenses

Direct expenses increased due in part to additional costs associated with operating one new location.

Direct expenses increased at comparable locations for the quarter and six months ended June 30, 2007 due to support service improvement initiatives including additional personnel and security. Increases were concentrated in our North East valet markets where customer experience is driven by the interactions with our staff. We anticipate that these costs will stabilize at current levels over the remainder of the year and will support anticipated increases in revenue and accordingly margin growth as the customer base builds in response.

Depreciation increased in the quarter and six months ended June 30, 2007 by $326,000 and $496,000, respectively, primarily as a result of the replacement of buses.

We note that direct expenses include rent in excess of lease, a non-cash item, in the amount of $575,000 and $561,000 for the quarters ended June 30, 2007 and 2006, respectively, and $1.2 million and $1.1 million for the six months ended June 30, 2007 and 2006, respectively.

On June 27 the airport parking business sub-leased a parcel of land that had been used intermittently as an overflow facility. The sub-lease revenue will offset all of the lease expense, effectively reducing operating costs of the business by $250,000 per quarter through the first quarter of 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased due primarily to re-branding expenses of $545,000 for the quarter and six month period associated with consolidating all locations under one brand during 2007.

Amortization of Intangibles

Amortization in 2007 increased due to the accelerated amortization of certain intangible assets (trade and domain names) associated with the re-branding project.

Interest Expense, Net

Interest expense declined due to favorable interest rates and lower finance cost amortization associated with the debt refinanced on September 1, 2006, that consolidated our primary borrowings, and provided capital for current and future capital expenditures at a more favorable interest rate.

EBITDA

EBITDA decreased due to lower operating income, primarily as a result of increased service related costs and re-branding expenses.

Liquidity and Capital Resources

We do not intend to retain significant cash balances in excess of what are prudent reserves. We believe that we will have sufficient liquidity and capital resources to meet our future liquidity requirements, including in relation to our acquisition strategy, our debt obligations and our distribution policy. We base our assessment on the following assumptions that:

•	our businesses and investments generate, and will continue to generate, significant operating cash flow;
•	the ongoing maintenance capital expenditures associated with our businesses are modest and readily funded from their respective operating cash flow;
•	all significant short-term growth capital expenditure will be funded with cash on hand or from committed undrawn debt facilities;
•	our district energy business will be able to refinance its existing senior notes, which are due to amortize in the fourth quarter of 2007; and
•	we have at least $300.0 million of revolving acquisition financing available and will be able to raise equity to refinance any amounts borrowed in the future under our acquisition facility prior to its maturity.

The section below discusses the sources and uses of cash on a consolidated basis, and our businesses and investments for the six months ended June 30, 2007 and 2006. Cash provided by (used in) operating activities for our businesses excludes the impact of the corporate allocation and other operating inter-company activities, which are eliminated at the MIC Inc. level.

OUR CONSOLIDATED CASH FLOW

	Six Months Ended June 30,
	2007	2006	Change
($ in thousands)	$	$	$	%
Cash provided by operating activities	52,538	23,401	29,137	124.5
Cash used in investing activities	(10,776)	(506,545)	495,769	(97.9)
Cash (used in) provided by financing activities	(6,149)	405,457	(411,606)	(101.5)

Key factors influencing our consolidated cash flow were as follows:

•	the increase in our consolidated cash flow provided by operating activities was primarily the result of the positive contribution from the acquisitions made by our airport services business, the acquisition of TGC and continued organic growth in our consolidated businesses. Offsetting these increases were higher interest expenses resulting from increased debt levels;
•	cash flow used in investing activities in 2007 included $88.7 million paid for our investment in Supermarine, offset by $85.0 million receipt of sale proceeds in January 2007 from the disposition in our interest in Macquarie Yorkshire Limited in December 2006. Cash flow used in investing activities in the first half of 2006 primarily comprised our $257.0 million investment in IMTT and our $263.3 million investment in our gas production and distribution business, less $7.8 million cash acquired. There was also an additional cash inflow in 2007 of $11.7 million, comprising the dividend received from IMTT in excess of the equity accounted income recognized, net of $18.2 million in capital expenditures. Capital expenditures were $13.3 million higher than in the first half of 2006 due to businesses acquired since the middle of 2006; and
•	cash flow used in financing activities in 2007 mainly comprised $43.6 million in distributions paid to holders of trust stock (prior to the dissolution of the Trust), net of $41.6 million in debt drawdowns by our businesses ($32.5 million of which was to fund the airport services acquisition of Supermarine). Cash flow provided by financing activities in 2006 mainly comprised $437.9 million in debt drawdowns to fund our investments in IMTT and TGC, net of $27.1 million in distributions paid to holders of trust stock.

As of June 30, 2007, our consolidated cash and cash equivalent balances totaled $73.0 million.

The Company capitalizes its operating businesses separately using non-recourse, project finance style debt. In addition, it has a credit facility at its subsidiary, MIC Inc., primarily to finance acquisitions and capital expenditures. At June 30, 2007, the Company had no indebtedness outstanding at the MIC LLC or MIC Inc. level. On August 6, 2007, we drew $60.0 million on the MIC Inc. credit facility in anticipation of closing our acquisition of Mercury and SJJC in August 2007. For a description of the MIC Inc. revolving acquisition facility, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on March 1, 2007.

AIRPORT SERVICES BUSINESS CASH FLOW

	Six Months Ended June 30,
	2007	2006	Change
($ in thousands)	$	$	$	%
Cash provided by operating activities	40,385	21,864	18,521	84.7
Cash used in investing activities	(92,638)	(1,138)	(91,500)	NM
Cash provided by (used in) financing activities	63,974	(17,868)	81,842	NM

NM – Not meaningful

Key factors influencing cash flow from our airport services business were as follows:

•	the increase in cash provided by operating activities was the result of the acquisition of Trajen and Supermarine in July 2006 and May 2007, respectively, and improved performance at existing locations, partially offset by an increase in interest expense on higher debt levels;
•	in addition to the acquisition of Supermarine, cash used in investing activities includes capital expenditures of $5.0 million ($2.4 million for maintenance and $2.6 million for expansion) in 2007 compared to $1.1 million in 2006 ($1.0 million for maintenance and $81,000 for expansion); and
•	cash provided by financing activities includes proceeds received from the issuance of long term debt and a capital contribution from us for the acquisition of Supermarine, offset by distributions to us of $28.9 million in 2007 compared to $17.4 million in 2006.

The airport services business amended its credit facility in February 2007 to provide $32.5 million of additional term loan borrowings to partially finance the acquisition of Supermarine and drew down on this facility on May 30, 2007 when the acquisition closed. The terms of the facility remain the same except that the required minimum adjusted EBITDA increased to $78.2 million for 2007 and $84.1 million for 2008. To hedge the interest commitments under the term loan expansion, MIC, Inc. entered into a swap with Macquarie Bank Limited, fixing 100% of the term loan expansion at the following base rate:

Start Date	End Date	Rate
March 30, 2007	December 12, 2010	5.2185%

The swap was transferred to the airport services business at the completion of the acquisition on May 30, 2007.

We have also received commitment letters from various banks to provide credit facilities to fund the upcoming acquisitions of Mercury and SJJC. Further details are provided in Note 5, Acquisitions, to our consolidated condensed financial statements in Part I, Item I of this Form 10-Q, which is incorporated herein by reference.

For further description of the airport services business’ debt facilities see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

BULK LIQUID STORAGE TERMINAL BUSINESS CASH FLOW

The acquisition of our 50% interest in IMTT was completed on May 1, 2006. The following analysis compares the historical cash flows for IMTT under its current and prior owners. We believe that this is the most appropriate approach to explaining the historical cash flow trends of IMTT rather than discussing the composition of cash flows that is included in our consolidated cash flows.

	Six Months Ended June 30,
	2007	2006	Change
($ in thousands)	$	$	$	%
Cash provided by operating activities	31,497	38,799	(7,302)	(18.8)
Cash used in investing activities	(77,984)	(33,512)	(44,472)	132.7
Cash provided by financing activities	12,972	87,646	(74,674)	(85.2)

Key factors influencing cash flow at our bulk liquid storage terminal business, including the consolidation of IMTT-Quebec in 2007, were as follows:

•	cash provided by operating activities decreased primarily due to a $12.3 million make-whole payment associated with the early repayment of two tranches of senior notes partially offset by an increase in EBITDA, as described within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and a reduction in working capital in 2006 which did not recur in 2007;
•	cash used in investing activities increased principally due to high levels of specific capital expenditure relating to the construction of the new facility at Geismar, LA and the construction of new storage tanks at IMTT’s existing facilities at St. Rose, LA, Gretna, LA, Bayonne, NJ and Quebec, Canada; and
•	cash provided by financing activities declined due to the investment in IMTT by MIC during 2006 which did not recur in 2007.

Pursuant to the terms of the shareholders’ agreement between ourselves and the other shareholders in IMTT, all shareholders in IMTT other than MIC Inc. are required to loan all quarterly dividends received by them, net of tax payable in relation to such dividends, through the quarter ending December 31, 2007 back to IMTT Holdings Inc. The shareholder loan has a fixed interest rate of 5.5% and will be repaid over 15 years by IMTT Holdings Inc. with equal quarterly amortization commencing March 31, 2008. Shareholder loans of $22.3 million were outstanding as at June 30, 2007.

For a description of the bulk liquid storage terminal business’ debt facilities see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. In addition, the following describes material changes to the business’ debt facilities in 2007.

On June 7, 2007, IMTT entered into a Revolving Credit Agreement (the “Agreement”) with Suntrust Bank, Citibank N.A., Regions Bank, Rabobank Nederland, Branch Banking & Trust Co., DNB NOR Bank ASA, Bank of America N.A., BNP Paribas, Bank of Montreal, The Royal Bank of Scotland PLC, Mizuho Corporate Bank Ltd and eight other banks establishing a $600.0 million U.S. dollar denominated revolving credit facility and a $25.0 million equivalent Canadian dollar revolving credit facility. The Agreement also allows for an increase in the U.S. dollar denominated revolving credit facility of up to $300.0 million on the same terms at the election of IMTT. No commitments have been sought from lenders to provide this increase at this time.

At signing, IMTT used $168.5 million under the new U.S. dollar denominated revolving credit facility to fully repay and extinguish the existing two tranches of fixed rate notes issued by IMTT and to replace letters of credit outstanding under the existing U.S. dollar denominated revolving credit facility which has also been terminated. IMTT also borrowed $10.1 million equivalent under the Canadian dollar denominated revolving credit facility to fully repay the existing Canadian dollar denominated revolving credit facility which has been terminated. The material terms of the new revolving credit facilities are summarized in the table below. The new facilities will be used to fund IMTT's expansion program and are expected to be more than adequate to fully fund IMTT’s existing and reasonably foreseeable growth capital expenditure plans.

Facility Term	USD Revolving Credit Facility	CAD Revolving Credit Facility
Amount Utilized at Closing of Facility	$168.5 million	$10.1 million
Undrawn Amount	$431.5 million	$14.9 million
Uncommitted Expansion Amounts	$300.0 million

Facility Term	USD Revolving Credit Facility	CAD Revolving Credit Facility
Maturity	June, 2012	June, 2012
Amortization	Revolving. Payable at maturity.	Revolving. Payable at maturity
Interest Rate	Floating at LIBOR plus a margin based on the ratio of Debt to EBITDA of IMTT’s operating subsidiaries as follows:

< 2.00 – 0.55%
2.00 > 2.50 – 0.70%
2.50 > 3.00 – 0.85%
3.00 > 3.75 – 1.00%
3.75 > 4.00 – 1.25%
4.00 > – 1.50%	Floating at Canadian LIBOR plus a margin based on the ratio of Debt to EBITDA of IMTT’s operating subsidiaries as follows:

< 2.00 – 0.55%
2.00 > 2.50 – 0.70%
2.50 > 3.00 – 0.85%
3.00 > 3.75 – 1.00%
3.75 > 4.00 – 1.25%
4.00 > – 1.50%
Commitment Fees	A percentage of undrawn committed amounts based on the ratio of Debt to EBITDA of IMTT’s operating subsidiaries as follows:

< 2.00 – 0.125%
2.00 > 2.50 – 0.15%
2.50 > 3.00 – 0.175%
3.00 > 3.75 – 0.20%
3.75 > 4.00 – 0.25%
4.00 > – 0.25%	A percentage of undrawn committed amounts based on the ratio of Debt to EBITDA of IMTT’s operating subsidiaries as follows:

< 2.00 – 0.125%
2.00 > 2.50 – 0.15%
2.50 > 3.00 – 0.175%
3.00 > 3.75 – 0.20%
3.75 > 4.00 – 0.25%
4.00 > – 0.25%
Security	Unsecured except for pledge of 65% of shares in IMTT’s two Canadian subsidiaries.	Unsecured except for pledge of 65% of shares in IMTT’s two Canadian subsidiaries.
Financial Covenants (applicable to IMTT’s operating subsidiaries on a combined basis)	Debt to EBITDA Ratio: Max 4.75 × EBITDA to Interest Ratio: Min 3.00 ×	Debt to EBITDA Ratio: Max 4.75 × EBITDA to Interest Ratio: Min 3.00 ×
Financial Covenants as at June 30, 2007 (applicable to IMTT’s operating subsidiaries on a combined basis)	Debt to EBITDA Ratio: 2.70 × EBITDA to Interest Ratio: 4.25 ×	Debt to EBITDA Ratio: 2.70 × EBITDA to Interest Ratio: 4.25 ×
Restrictions on Payments of Dividends	None provided no default as a result of payment	None provided no default as a result of payment

As of June 30, 2007, IMTT was utilizing $186.6 million of this revolving credit commitment.

On July 10, 2007, IMTT issued $215.0 million of Gulf Opportunity Zone Bonds (GO Zone Bonds) in two tranches. The proceeds from the issuance of the GO Zone Bonds will be used to fund qualified project costs at its St. Rose and Geismar storage facilities incurred subsequent to August 12, 2005 (in the case of
St. Rose) and April 28, 2005 (in the case of Geismar) and before January 1, 2011. Of the proceeds from the issuance of the GO Zone Bonds, $112.9 million (an amount approximately equivalent to IMTT’s aggregate capital expenditures at St. Rose and Geismar from the aforementioned dates through the date of issuance) were made immediately available to IMTT and used to repay part of the then outstanding balance under IMTT’s revolving credit facility. The balance of the proceeds from the GO Zone Bond issuance
($100.7 million net of transaction costs) are currently held in trust and will be released to IMTT as further capital expenditure at the specified terminals is undertaken. While held in trust, the proceeds will be invested by the trustee in short term debt instruments with high credit rating. It is anticipated that all proceeds from the issuance held by the trustee will be released to IMTT by the end of 2008.

The GO Zone Bonds are fully credit supported by letters of credit drawn under IMTT’s revolving credit agreement.

For federal income tax purposes, interest on the GO Zone Bonds is excluded from gross income, and is not an item of tax preference for purposes of federal alternative minimum tax imposed on individuals and corporations that are investors in the Go Zone Bonds; however, for purposes of computing the federal alternative minimum tax imposed on certain corporations, such interest is taken into account in determining adjusted current earnings. As a consequence of this and the credit support provided by the letters of credit, the floating interest rate applicable to similar bonds has historically averaged approximately 67% percent of LIBOR. Interest on the GO Zone Bonds is deductible to IMTT for federal income tax purposes as incurred except to the extent capitalized and amortized as part of project costs as required.

The key terms of the GO Zone Bonds issued are summarized in the table below.

Facility Term
Amount Outstanding	$215.0 million
Amount Released to IMTT	$112.9 million
Amount Held by Bond Trustee	$100.7 million
Term	30 years from date of issuance
Amortization	Nil. Repayable in full at maturity
Interest Rate	Floating at tax exempt bond tender rates
Security	Unsecured. Required to be supported at all times by bank letter of credit
Financial Covenants	Nil
Restrictions on Payments of Dividends	Nil

To hedge the interest rate risk associated with IMTT's current and a substantial portion of its projected floating rate borrowings under the revolving credit agreement and GO Zone Bonds, IMTT has entered into the following interest rate swaps during the quarter:

•	10 year fixed to quarterly LIBOR swap with an initial notional amount of $50.0 million, increasing to $200.0 million by December 31, 2012, at a fixed rate of 5.5070%.
•	10 year fixed to monthly 67% of LIBOR swap with an initial notional amount of $75.0 million, increasing to $215.0 million by December 31, 2008, at a fixed rate of 3.662%.

GAS PRODUCTION AND DISTRIBUTION BUSINESS CASH FLOW

Because TGC’s cash flows are only included in our financial results from June 7, 2006, the following analysis compares the historical cash flows for TGC under both its current and prior owners for the six months ended June 30, 2007 and 2006. We believe that this is the most appropriate approach to explaining the historical cash flow trends of TGC rather than discussing the composition of cash flows that is included in our consolidated cash flows.

	Six Months Ended June 30,
	2007	2006	Change
($ in thousands)	$	$	$	%
Cash provided by operating activities	9,845	10,949	(1,104)	(10.1)
Cash used in investing activities	(4,223)	(260,207)	255,984	(98.4)
Cash (used in) provided by financing activities	(2,726)	255,450	(258,176)	(101.1)

Key factors influencing cash flow from TGC were as follows:

•	the decrease in cash provided by operating activities was the result of normal working capital fluctuations and lower income;

•	cash used in investing activities for 2007 of $4.2 million was for capital additions, compared with $4.7 million for the first half of 2006. The remaining 2006 use of cash in investing activities was for our acquisition of TGC; and
•	cash used in financing activities for the first half of 2007 comprised distributions from TGC to us of $4.7 million, offset by $2.0 million of new long-term borrowing that was used to finance the purchase of utility assets. Cash provided by financing activities during the first half of 2006 were for $160.0 million of borrowings for the acquisition of TGC, $106.7 million of capital contributed by us upon our acquisition of the business less $3.3 million of financing costs, $2.0 million of borrowing for working capital needs, and $9.9 million in distributions to the previous owner. Note that in addition to the $4.7 million in distributions paid to us in 2007, TGC also paid $796,000 to us for corporate allocation expenses, which has been excluded from the above table.

At June 30, 2007, TGC had $16.0 million available to borrow under its $20.0 million revolving credit facility. During the second quarter, TGC established a $5.0 million uncommitted unsecured short-term borrowing facility. This credit line is being used for working capital needs, but no amount had been borrowed as of June 30, 2007.

For a description of the gas production and distribution business’ debt facilities see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. We have not had any material changes to our debt and credit facilities since March 1, 2007, our 10-K filing date, except for the additional drawdown of the revolving credit facility of $2.0 million during the six months ended June 30, 2007.

DISTRICT ENERGY BUSINESS CASH FLOW

	Six Months Ended June 30,
	2007	2006	Change
($ in thousands)	$	$	$	%
Cash provided by operating activities	5,998	4,474	1,524	34.1
Cash used in investing activities	(6,161)	(1,109)	(5,052)	NM
Cash provided by (used in) financing activities	4,364	(3,879)	8,243	NM

NM – Not meaningful

Key factors influencing cash flow from our district energy business were as follows:

•	the increase in cash provided by operating activities was a result of various working capital items, primarily increases in accounts payable and accrued expenses relating to increased electricity charges accrued in 2007;
•	the increase in cash used in investing activities was due to growth capital expenditures for plant expansion and new customer connections and the timing of on-going maintenance capital expenditures for system reliability; and
•	the decrease in cash used in financing activities was due to lower distributions to us in the first six months of 2007, being $2.4 million, compared with $5.5 million in the first six months of 2006 and also additional borrowings in 2007 of $7.1 million to finance capital expenditures. Note that in addition to the $2.4 million in distributions paid to us, our district energy business also paid $2.0 million to us for corporate allocation expenses, which has been excluded from the above table.

For a description of the district energy business’ debt and credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2006. We have not had any material changes to our debt and credit facilities since March 1, 2007, our 10-K filing date, except for the additional drawdown of the revolving credit facility of $7.1 million during the six months ended June 30, 2007.

AIRPORT PARKING BUSINESS CASH FLOW

	Six Months Ended June 30,
	2007	2006	Change
($ in thousands)	$	$	$	%
Cash provided by operating activities	1,501	3,376	(1,875)	(55.5)
Cash used in investing activities	(2,838)	(2,168)	(670)	30.9
Cash provided by (used in) financing activities	4,645	(3,197)	7,842	NM

NM – Not meaningful

Key factors influencing cash flow from our airport parking business were as follows:

•	the decrease in cash provided by operating activities was a result of lower net income due to higher direct expenses and re-branding costs, and also normal working capital fluctations;
•	cash used in investing activities includes capital expenditures in 2007 of $2.8 million and $2.2 million in 2006; and
•	cash provided by financing activities in 2007 included a contribution of $7.8 million from us, which was offset by distributions to shareholders in the amount of $1.1 million ($950,000 of which was paid to us and the remainder to our minority shareholders). In addition, restricted cash of $891,000 was released in 2006 while in 2007 an additional $1.1 million increased the restricted cash balance. Also, in 2006, a partial repayment of the intercompany loan of $3.2 million was paid to us.

For a description of our airport parking business’ debt and credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2006. We have not had any material changes to our debt and credit facilities since March 1, 2007, our 10-K filing date.

Capital Expenditures

We have detailed our capital expenditures on a segment-by-segment basis, which we believe is a more appropriate approach to explaining our capital expenditure requirements on a consolidated basis.

AIRPORT SERVICES BUSINESS

Maintenance Capital Expenditure

We expect to spend approximately $170,000 per FBO, per year on maintenance capital expenditure. Maintenance capital expenditures encompass repainting, replacing equipment as necessary and any ongoing environmental or required regulatory expenditure, such as installing safety equipment. These expenditures are funded from cash flow from operations.

Specific Capital Expenditure

Capital projects started in 2006 and expected to be completed in 2007 and 2008 total approximately $15.1 million. We intend to fund these expenditures from cash on hand.

BULK LIQUID STORAGE TERMINAL BUSINESS

Maintenance Capital Expenditure

During the six months ended June 30, 2007, IMTT spent $14.2 million on maintenance capital expenditure, including $9.5 million principally in relation to the refurbishment of storage tanks, piping, and dock facilities, and $3.6 million on environmental capital expenditure, principally in relation to improvements in containment measures and remediation. Looking forward it is anticipated that total maintenance capital expenditure (maintenance and environmental) is unlikely to exceed a range of between $30.0 million and
$40.0 million per year. The expected level of future maintenance capital expenditure over the longer term primarily reflects the need for increased environmental expenditure going forward both to remediate existing sites and to upgrade waste water treatment and spill containment infrastructure to comply with environmental regulations.

Specific Capital Expenditure

IMTT is currently constructing a bulk liquid chemical storage and handling facility on the Mississippi River at Geismar, LA. To date, IMTT has committed approximately $164.6 million of growth capital expenditure to the project. Based on the current project scope and subject to certain minimum volumes of chemical products being handled by the facility, existing customer contracts are anticipated to generate terminal gross profit and EBITDA of at least approximately $18.8 million per year. Completion of construction of the initial $164.6 million phase of the Geismar project is targeted for the second quarter of 2008. In the aftermath of Hurricane Katrina, construction costs in the region affected by the hurricane have increased and labor shortages have been experienced. Although a significant amount of the impact of Hurricane Katrina on construction costs has already been incorporated into the capital commitment plan, there could be further negative impacts on the cost of constructing the Geismar project (which may not be offset by an increase in gross profit and EBITDA contribution) and/or the project construction schedule.

In addition to the Geismar project, IMTT has recently completed the construction of approximately one million barrels of new storage at its Louisiana facilities for a total cost of $26.9 million and is currently in the process of constructing a further 1.3 million barrels of new storage at a total estimated cost of $41.8 million. It is anticipated that construction at the Louisiana sites will be completed during 2007 and early 2008. Rental contracts with initial terms of at least three years have already been executed in relation to the substantial majority of these tanks with the balance to be used to service customers while their existing tanks are undergoing scheduled maintenance over the next five years. Overall, it is anticipated that the operation of the recently completed tanks and those under construction will contribute approximately $11.1 million to IMTT’s terminal gross profit and EBITDA annually.

IMTT has also initiated capital projects to add or convert approximately one million barrels of storage capacity at its Bayonne, NJ site. IMTT anticipates spending $28.7 million on these projects, which will be completed during 2008 and 2009, and which are anticipated to generate approximately $7.1 million in gross profit and EBITDA annually.

At the Quebec facility, IMTT is currently in the process of constructing new storage tanks with total capacity of 655,000 barrels. All of these tanks are already under customer contract with a minimum term of three years. Total construction costs are projected at approximately $18.3 million. Construction of these tanks is anticipated to be completed during 2007 and 2008 and their operation is anticipated to contribute approximately $4.5 million to the Quebec terminal’s gross profit and EBITDA annually.

During the six months ended June 30, 2007, IMTT spent $68.7 million on specific expansion projects including $43.5 million in relation to the construction of the new bulk liquid chemical storage and handling facility and other tankage at Geismar, LA, $10.9 million at its existing Louisiana sites (St. Rose, Gretna, and Avondale), $8.9 million in Bayonne, and $4.3 million in Quebec. The balance of the specific capital expenditure related to a number of smaller projects to improve the capabilities of IMTT’s facilities.

It is anticipated that the proposed specific capital expenditure will be fully funded using a combination of IMTT’s cash flow from operations, IMTT’s debt facilities and future loans from the IMTT shareholders other than us.

GAS PRODUCTION AND DISTRIBUTION BUSINESS

Capital Expenditure

During 2007, TGC expects to spend approximately $9.5 million for maintenance capital expenditure, routine replacements of property, and to support new customer growth in 2007. Approximately $1.2 million of the expected total year capital expenditures are for new customer hook-ups. The remaining $8.3 million comprises approximately $0.4 million for vehicles and $7.9 million for other renewals and upgrades. A portion of the utility-related expenditures will be funded from available debt facilities. As of June 30, 2007, approximately $4.5 million has been spent for renewals, upgrades and business growth.

DISTRICT ENERGY BUSINESS

Maintenance Capital Expenditure

Our district energy business expects to spend approximately $1.0 million per year on capital expenditures relating to the replacement of parts, system reliability, customer service improvements and minor system modifications of which $638,000 has been spent in the first six months of 2007. Since 2004, minor system modifications have been made that increased system capacity by approximately 3,000 tons. Maintenance capital expenditures for 2007 will be funded from available debt facilities.

Specific Capital Expenditure

We anticipate spending up to approximately $8.1 million for system expansion in 2007 and 2008. As of June 30, 2007, $6.0 million has been spent or committed. This expansion, in conjunction with operational efficiencies we have achieved at our plants and throughout our system, will increase saleable capacity in the downtown cooling system by a total of 16,000 tons. Approximately 6,700 tons of saleable capacity was used in 2006 to accommodate four customers that converted from interruptible to continuous service. The balance of saleable capacity (approximately 9,300 tons) is being sold to new or existing customers. We anticipate that the expanded capacity sold to new or existing customers will be under contract or subject to letters of intent prior to district energy committing to the capital expenditure.

As of July 15, 2007, we have signed contracts with five customers representing approximately 90% of this remaining 9,300 tons of additional saleable capacity. One customer began service in late 2006, another began service in May 2007 and the other three customers will begin service between 2007 and 2009. We have identified the likely purchasers of the remaining saleable capacity and expect to have contracts signed by the end of 2007.

In addition to this previously identified capacity, management has assessed additional operational strategies and methods to accommodate approximately 2,000 tons of additional capacity.

We estimate that we will incur additional capital expenditure of $6.4 million connecting new customers to the system from 2007 thru 2009. As of June 30, 2007, $1.7 million has been spent or committed. Typically, new customers will reimburse our district energy business for some, if not all, of these connection expenditures effectively reducing the impact of this capital expenditure. Approval from the City of Chicago has been obtained where required to accommodate expansion of the underground distribution piping necessary to connect the above referenced anticipated new customers.

Based on recent contract experience and current year electricity costs, each new ton of capacity sold will add approximately $450 to annual revenue in the first year of service.

We expect to fund the capital expenditure for system expansion and interconnection by drawing on available debt facilities.

Management continues to explore additional expansion opportunities to accommodate the increased demand for district cooling in Chicago.

AIRPORT PARKING BUSINESS

Maintenance Capital Expenditure

Maintenance capital projects include regular replacement of shuttle buses and IT equipment some of which are capital expenditures paid in cash and some of which are financed, including with capital leases.

In 2007, our airport parking business expects to commit $2.9 million to new maintenance related capital projects of which $1.8 million will be funded through debt and other financing activities. The balance of $1.1 million will be paid in cash.

Debt will also be used to fund an additional $1.3 million of projects committed to in 2006 but payable in 2007.

Specific Capital Expenditure

In 2007, our airport parking business expects to commit to $77,000 of specific capital projects which will be paid in cash.

Commitments and Contingencies

For a discussion of the future obligations of MIC Inc., the U.S. holding company for our consolidated businesses, due by period, under their various contractual obligations, off-balance sheet arrangements and commitments, please see “Liquidity and Capital Resources — Commitments and Contingencies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on March 1, 2007. We have not had any material changes to those commitments since March 1, 2007, except as discussed in Note 8, Long-Term Debt and in Note 17, Subsequent Events, to our consolidated condensed financial statements in Part I, Item I of this Form 10-Q, which are incorporated herein by reference.

Critical Accounting Policies

For critical accounting policies, see “Critical Accounting Policies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Our critical accounting policies have not changed materially from the description contained in that Annual Report.

New Accounting Pronouncements

See Note 3, Adoption of New Accounting Pronouncement, to our consolidated condensed financial statements in Part I, Item I of this Form 10-Q for details on new accounting pronouncements which is incorporated herein by reference.

Other Matters

The discussion of the financial condition and results of operations of the company should be read in conjunction with the consolidated condensed financial statements and the notes to those statements included elsewhere herein. This discussion contains forward looking statements that involve risks and uncertainties and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify such forward-looking statements. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Unless required by law, we can undertake no obligation to update forward-looking statements. Readers should also carefully review the risk factors set forth in other reports and documents filed from time to time with the SEC.

Except as otherwise specified, “Macquarie Infrastructure Company,” “we,” “us,” and “our” refer to both the former Trust and the Company and its subsidiaries together. Macquarie Infrastructure Management (USA) Inc., which we refer to as our Manager or MIMUSA, is part of the Macquarie group of companies, which we refer to as the Macquarie Group, which comprises Macquarie Bank Limited and its subsidiaries and affiliates worldwide. Macquarie Bank Limited is headquartered in Australia and is listed on the Australian Stock Exchange.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Our exposure to market risk has not changed materially since March 1, 2007, our 10-K filing date, except as discussed below.

Interest Rate Risk

Airport Services Business

The senior debt for our airport services business comprises a non-amortizing $512.5 million floating rate facility maturing in 2010. A 1% increase in the interest rate on the $512.5 million airport services business debt would result in a $5.1 million increase in the interest cost per year. A corresponding 1% decrease would result in a $5.1 million decrease in interest cost per year.

Our airport services business’ exposure to interest rate changes through the senior debt has been hedged through the use of interest rate swaps. The $512.5 million facility is fully hedged until maturity. These hedging arrangements will offset any additional interest rate expense incurred as a result of increases in interest rates. However, if interest rates decrease, the value of our hedge instruments will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the hedge instruments of $9.9 million. A corresponding 10% relative increase would result in a $9.7 million increase in the fair market value.

IMTT

IMTT, at June 30, 2007, had two issues of New Jersey Economic Development Authority tax exempt revenue bonds outstanding with a total balance of $36.3 million where the interest rate is reset daily by tender. A 1% increase in interest rates on this tax exempt debt would result in a $363,000 increase in interest cost per year and a corresponding 1% decrease would result in a $363,000 decrease in interest cost per year. IMTT’s exposure to interest rate changes through this tax exempt debt has been largely hedged through October 2007 through the use of a $50.0 million notional value interest rate swap. As the interest rate swap is fixed against 90-day LIBOR and not the daily tax exempt tender rate, it does not result in a perfect hedge for short term rates on tax exempt debt although it will largely offset any additional interest rate expense incurred as a result of increases in interest rates. If interest rates decrease, the value of the interest rate swap will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the interest rate swap of $69,000 and a corresponding 10% relative increase would result in a $69,000 increase in the fair market value. IMTT’s exposure to interest rate changes through this tax exempt debt has been hedged from October 2007 through November 2012 through the use of a $36.3 million face value 67% of LIBOR swap. As this interest rate swap is fixed against 67% of 30-day LIBOR and not the daily tax exempt tender rate, it does not result in a perfect hedge for short term rates on tax exempt debt although it will largely offset any additional interest rate expense incurred as a result of increases in interest rates. If interest rates decrease, the fair market value of this interest rate swap will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the interest rate swap of $573,000 and a corresponding 10% relative increase would result in a $557,000 increase in the fair market value.

IMTT, at June 30, 2007, had a $104.0 million floating rate term loan outstanding. A 1% increase in interest rates on the term loan would result in a $1.0 million increase in interest cost per year. A corresponding 1% decrease would result in a $1.0 million decrease in interest cost per year. IMTT’s exposure to interest rate changes through the term loan has been fully hedged through the use of an amortizing interest rate swap. These hedging arrangements will fully offset any additional interest rate expense incurred as a result of increases in interest rates. However, if interest rates decrease, the fair market value of the interest rate swap will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the interest rate swap of $1.9 million. A corresponding 10% relative increase in interest rates would result in a $1.8 million increase in the fair market value of the interest rate swap.

During July 2007, IMTT issued Gulf Opportunity Zone Bonds (GO Zone Bonds) to fund qualified project costs at its St. Rose and Geismar storage facilities. Under this program, IMTT received $112.9 million in July 2007 and used the proceeds to repay part of the outstanding balance under its revolving credit facility. The interest rate on the GO Zone Bonds is reset daily or weekly at IMTT’s option by tender. A 1% increase in interest rates on the outstanding GO Zone Bonds would result in a $1.1 million increase in interest cost per year and a corresponding 1% decrease would result in a $1.1 million decrease in interest cost per year. IMTT’s exposure to interest rate changes through the GO Zone Bonds has been largely hedged until June 2017 through the use of an interest rate swap which has a notional value that increases to $215.0 million through December 31, 2008. As the interest rate swap is fixed against 67% of the 30-day LIBOR rate and not the tax exempt tender rate, it does not result in a perfect hedge for short term rates on tax exempt debt although it will largely offset any additional interest rate expense incurred as a result of increases in interest rates. If interest rates decrease, the fair market value of the interest rate swap will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the interest rate swap of $958,000 and a corresponding 10% relative increase would result in a $936,000 increase in the fair market value.

Subsequent to the issuance of GO Zone bonds in July 2007, IMTT had a total outstanding balance of $25.5 million under its U.S. revolving credit facility. A 1% increase in interest rates on this debt would result in a $255,000 increase in interest cost per year and a corresponding 1% decrease would result in a $255,000 decrease in interest cost per year. IMTT’s exposure to interest rate changes on its U.S. revolving credit facility has been largely hedged against 90-day LIBOR from October 2007 through March 2017 through the use of an interest rate swap which has a notional value that increases to $200.0 million through December 31, 2012. If interest rates decrease, the fair market value of the interest rate swap will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the interest rate swap of $5.6 million and a corresponding 10% relative increase would result in a $5.2 million increase in the fair market value.

As of July 2007, IMTT had a total outstanding balance of $12.2 million under its Canadian revolving credit facility. A 1% increase in interest rates on this debt would result in a $122,000 increase in interest cost per year and a corresponding 1% decrease would result in a $122,000 decrease in interest cost per year.

Item 4. Controls and Procedures

Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007. There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings other than as disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on March 1, 2007.

Item 1A. Risk Factors

Please see Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on March 1, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the trust was held on May 24, 2007.

The stockholders voted on proposals to elect three directors to the board of directors of the company and to ratify the appointment of KPMG LLP as independent auditors. The stockholders’ vote ratified the appointment of the independent auditors. All nominees for election to the board of directors were elected to the terms of office set forth in the Proxy Statement dated April 20, 2007. In addition, John Roberts continues to serve as chairman of the board of directors and Shemara Wikramanayake continues to serve as alternate chairman, both having been appointed by MIMUSA under the terms of the management services agreement between the company and the company’s direct subsidiaries. The number of votes cast for, against or withheld, and the number of abstentions with respect to each proposal, is set forth below. The company’s independent inspectors of election reported the vote of the stockholders as follows:

	For	Against/ Withheld	Abstain	Broker Non-vote*
Election of Directors:
Nominee:
Norman H. Brown, Jr.	31,536,513	561,539	*	*
George W. Carmany, III	31,958,342	139,710	*	*
William H. Webb	31,957,895	140,157	*	*
Ratification of Independent Auditors:	31,974,207	77,587	46,258	*

*	Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

An exhibit index has been filed as part of this Report on page E-1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACQUARIE INFRASTRUCTURE COMPANY LLC
Dated: August 9, 2007	By: /s/ Peter Stokes Name: Peter Stokes Title: Chief Executive Officer

MACQUARIE INFRASTRUCTURE COMPANY LLC
Dated: August 9, 2007	By: /s/ Francis T. Joyce Name: Francis T. Joyce Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
2.1	Amendment to Stock Purchase Agreement, dated June 12, 2007, between Macquarie FBO Holdings LLC, Mercury Air Centers, Inc. and Allied Capital Corporation as the Seller Representative (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2007 (the “June 18, 2007 8-K”))
2.2	Purchase Agreement, dated as of June 12, 2007, among MAC Acquisitions LLC, San Jose Jet Center, Inc., ACM Aviation Inc., certain beneficial owners of Jet Center Inc. and ACM Inc. named therein, SJJC Aviation Services, LLC, SJJC FBO Services, LLC, SJJC Airline Services, LLC, Jet Center Property Services, LLC, ACM Property Services, LLC and ACM Aviation, LLC (incorporated by reference to Exhibit 2.2 of the June 18, 2007 8-K)
2.3	Assignment and Assumption of San Jose Purchase Agreement, dated as of June 12, 2007, between MAC Acquisitions LLC and Macquarie FBO Holdings LLC (incorporated by reference to Exhibit 2.3 of the June 18, 2007 8-K)
2.4*	Second Amendment to Stock Purchase Agreement, dated as of July 21, 2007, by and among Macquarie FBO Holdings LLC, Mercury Air Centers, Inc. and Allied Capital Corporation as the Seller Representative
3.1	Third Amended and Restated Operating Agreement of Macquarie Infrastructure Company LLC (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2007 (the “June 22, 2007 8-K”))
4.1	Specimen certificate evidencing LLC interests of Macquarie Infrastructure Company LLC (incorporated by reference to Exhibit 4.1 of the June 22, 2007 8-K)
10.1	Amended and Restated Management Services Agreement, dated as of June 22, 2007, among Macquarie Infrastructure Company LLC, Macquarie Infrastructure Company Inc., Macquarie Yorkshire LLC, South East Water LLC, Communications Infrastructure LLC and Macquarie Infrastructure Management (USA) Inc. (incorporated by reference to Exhibit 10.1 of the June 22, 2007 8-K)
10.2	Amended Commitment Letter [Mercury], dated June 12, 2007, between Macquarie Infrastructure Company Inc. and Bayerische Landesbank, New York Branch (incorporated by reference to Exhibit 10.1 of the June 18, 2007 8-K)
10.3	Commitment Letter [San Jose], dated June 12, 2007, between Macquarie Infrastructure Company Inc. and The Governor and Company of the Bank of Ireland (incorporated by reference to Exhibit 10.2 of the June 18, 2007 8-K)
10.4*	Amendment No. 1, dated as of June 25, 2007, among Macquarie Infrastructure Company Inc., (the “Borrower”), Macquarie Infrastructure Company LLC (“Holdings”) and Citicorp North America, Inc. (“Citicorp”), as Administrative Agent to the Amended and Restated Credit Agreement, dated as of May 9, 2006, among the Borrower, Holdings, the Lenders and the Issuers (each as defined therein), and Citicorp, as agent for the Lenders and the Issuers
10.5*	Letter Agreement entered into as of June 20, 2007 among IMTT Holdings Inc. (IMTT Holdings), Macquarie Terminal Holdings LLC and the Current Beneficial Shareholders of IMTT Holdings, amending the Shareholders Agreement dated April 14, 2006 (as amended) between IMTT Holdings and the Shareholders thereof.
10.6*	Letter Agreement dated as of July 30, 2007 among IMTT Holdings Inc. (IMTT), Macquarie Terminal Holdings LLC and the other current beneficial shareholders of IMTT amending the Shareholders Agreement dated April 14, 2006 (as amended) between the same parties.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
31.3*	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer
32.1*	Section 1350 Certification of the Chief Executive Officer
32.2*	Section 1350 Certification of the Chief Financial Officer

*	Filed herewith.

E-1