Form 10-Q
period 2007-09-30
Macquarie Infrastructure CO LLC
filed 2007-11-07
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐

Indicate by check mark whether the registrants are collectively a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ NO ☒

There were 44,938,380 limited liability company interests without par value outstanding at November 5, 2007.

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

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED BALANCE SHEETS
As of September 30, 2007 and December 31, 2006
($ In Thousands, Except Share Amounts)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72,756	$37,388
Restricted cash	1,616	1,216
Accounts receivable, less allowance for doubtful accounts of $1,937 and $1,435, respectively	90,726	56,785
Dividends receivable	7,000	7,000
Other receivables	11	87,973
Inventories	16,255	12,793
Prepaid expenses	9,965	6,887
Deferred income taxes	2,841	2,411
Income tax receivable	—	2,913
Fair value of derivative instruments	2,281	632
Other	11,877	14,968
Total current assets	215,328	230,966
Property, equipment, land and leasehold improvements, net	661,036	522,759
Restricted cash	26,528	23,666
Equipment lease receivables	39,482	41,305
Investment in unconsolidated business	219,300	239,632
Goodwill	769,721	485,986
Intangible assets, net	862,522	526,759
Deposits and deferred costs on acquisitions	—	579
Deferred financing costs, net of accumulated amortization	21,908	20,875
Fair value of derivative instruments	1,036	2,252
Other	5,272	2,754
Total assets	$2,822,133	$2,097,533

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED BALANCE SHEETS – (continued)
As of September 30, 2007 and December 31, 2006
($ In Thousands, Except Share Amounts)

	September 30, 2007	December 31, 2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Due to manager – related party	$48,490	$4,284
Accounts payable	57,499	29,819
Accrued expenses	28,668	19,780
Current portion of notes payable and capital leases	3,979	4,683
Current portion of long-term debt	60,160	3,754
Fair value of derivative instruments	1,060	3,286
Deferred income	5,619	1,403
Income taxes payable	4,272	—
Other	9,621	5,130
Total current liabilities	219,368	72,139
Capital leases and notes payable, net of current portion	3,544	3,135
Long-term debt, net of current portion – see Note 13, Related Party Transactions	1,305,079	959,906
Deferred income taxes	221,880	163,923
Fair value of derivative instruments	12,887	453
Other	29,221	25,371
Total liabilities	1,791,979	1,224,927
Minority interests	35,934	8,181
Stockholders’ equity:
LLC interests, no par value; 500,000,000 authorized; 43,766,877 interests issued and outstanding at September 30, 2007 and Trust Stock, no par value; 500,000,000 authorized; 37,562,165 shares issued and outstanding at December 31, 2006	1,036,978	864,233
Accumulated other comprehensive (loss) income	(7,195)	192
Accumulated loss	(35,563)	—
Total stockholders’ equity	994,220	864,425
Total liabilities and stockholders’ equity	$2,822,133	$2,097,533

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the Quarters and Nine Months Ended September 30, 2007 and 2006
(Unaudited)
($ In Thousands, Except Share and Per Share Data)

	Quarter Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenues
Revenue from product sales	$145,605	$105,557	$371,062	$204,691
Service revenue	74,700	56,430	192,947	147,060
Financing and equipment lease income	1,221	1,273	3,704	3,856
Total revenue	221,526	163,260	567,713	355,607
Costs and expenses
Cost of product sales	96,220	73,326	241,825	135,370
Cost of services	31,075	26,541	80,740	70,205
Selling, general and administrative	50,632	35,107	128,174	82,806
Fees to manager – related party	5,437	3,955	59,962	14,151
Depreciation	5,035	4,138	13,088	7,969
Amortization of intangibles	9,219	6,385	23,151	13,411
Total operating expenses	197,618	149,452	546,940	323,912
Operating income	23,908	13,808	20,773	31,695
Other income (expense)
Dividend income	—	3,393	—	8,395
Interest income	2,062	849	4,986	3,731
Interest expense	(21,779)	(25,801)	(57,050)	(57,068)
Loss on extinguishment of debt	(17,708)	—	(17,708)	—
Equity in (losses) earnings and amortization charges of investees	(1,659)	1,734	661	7,302
(Loss) gain on derivative instruments	(2,227)	(17,066)	(1,566)	3,096
Gain on sale of marketable securities	—	7,005	—	7,005
Other income (expense), net	296	(348)	(348)	(421)
Net (loss) income before income taxes and minority interests	(17,107)	(16,426)	(50,252)	3,735
(Provision) benefit for income taxes	(971)	6,270	14,907	3,259
Net (loss) income before minority interests	(18,078)	(10,156)	(35,345)	6,994
Minority interests	(86)	(138)	(183)	14
Net (loss) income	$(17,992)	$(10,018)	$(35,162)	$6,980
Basic (loss) earnings per share:	$(0.41)	$(0.37)	$(0.89)	$0.26
Weighted average number of shares outstanding: basic	43,357,300	27,212,165	39,515,104	27,108,962
Diluted (loss) earnings per share:	$(0.41)	$(0.37)	$(0.89)	$0.26
Weighted average number of shares outstanding: diluted	43,357,300	27,212,165	39,515,104	27,125,833
Cash distributions declared per share	$0.605	$0.525	$1.765	$1.525

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)
($ In Thousands)

	Nine Months Ended
	September 30, 2007	September 30, 2006
Operating activities
Net (loss) income	$(35,162)	$6,980
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	20,695	14,851
Amortization of intangible assets	23,151	13,411
Equity in earnings and amortization charges of investee	(661)	(7,302)
Equity distributions from investee	661	5,500
Gain on sale of marketable securities	—	(7,005)
Amortization of finance charges	4,505	3,849
Non-cash derivative (gain) loss, net of non-cash interest expense	(276)	1,342
Performance fees to be settled in stock	43,962	4,134
Equipment lease receivable, net	1,838	1,422
Deferred rent	1,864	1,811
Deferred taxes	(19,771)	(5,091)
Other non-cash expenses, net	1,141	1,425
Non-operating transactions relating to foreign investments	2,847	—
Loss on extinguishment of debt	17,708	—
Accrued interest expense on subordinated debt – related party	—	797
Changes in other assets and liabilities:
Restricted cash	(399)	4,705
Accounts receivable	(9,556)	(5,824)
Dividend receivable	—	2,365
Inventories	(348)	1,348
Prepaid expenses and other current assets	1,623	(1,983)
Accounts payable and accrued expenses	18,194	(9,758)
Income taxes payable	5,177	1,083
Due to manager – related party	1,201	1,054
Other	1,249	1,986
Net cash provided by operating activities	79,643	31,100
Investing activities
Acquisitions of businesses and investments, net of cash acquired	(658,939)	(849,306)
Costs of dispositions	(322)	—
Proceeds from sale of investment in unconsolidated business	84,977	—
Proceeds from sale of marketable securities	—	76,996
Settlements of non-hedging derivative instruments	(2,013)	—
Purchases of property and equipment	(33,097)	(11,427)
Return of investment in unconsolidated business	20,339	6,226
Proceeds received on subordinated loan – related party	—	850
Net cash used in investing activities	(589,055)	(776,661)

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)
($ In Thousands)

	Nine Months Ended
	September 30, 2007	September 30, 2006
Financing activities
Proceeds from issuance of shares	$252,739	$—
Proceeds from long-term debt	456,625	535,000
Proceeds from line-credit facility	64,603	455,766
Offering costs paid	(11,150)	—
Distributions paid to shareholders	(70,051)	(41,345)
Distributions paid to minority shareholders	(464)	(291)
Payment of long-term debt	(120,115)	(260,742)
Debt financing costs	(8,057)	(14,014)
Make-whole payment under refinancing	(14,695)	—
Restricted cash	(2,863)	(5,130)
Payment of notes and capital lease obligations	(1,792)	(1,438)
Net cash provided by financing activities	544,780	667,806
Effect of exchange rate changes on cash	—	556
Net change in cash and cash equivalents	35,368	(77,199)
Cash and cash equivalents, beginning of period	37,388	115,163
Cash and cash equivalents, end of period	$72,756	$37,964
Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Accrued acquisition and equity offering costs	$683	$368
Accrued purchases of property and equipment	$2,695	$224
Acquisition of property through capital leases	$30	$2,180
Issuance of stock to manager for payment of performance fees	$957	$4,134
Issuance of stock to independent directors	$450	$450
Taxes paid	$2,525	$1,075
Interest paid	$66,244	$46,987

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Description of Business

Macquarie Infrastructure Company LLC, a Delaware limited liability company, was formed on April 13, 2004. Macquarie Infrastructure Company LLC, both on an individual entity basis and together with its wholly owned subsidiaries, is referred to in these financial statements as the Company. The Company owns, operates and invests in a diversified group of infrastructure businesses in the United States and other developed countries. Prior to December 21, 2004, the Company was a wholly-owned subsidiary of Macquarie Infrastructure Management (USA) Inc., or MIMUSA. MIMUSA, the Company’s Manager, is a subsidiary of the Macquarie Group of companies, which is comprised of Macquarie Group Limited, Macquarie Bank Limited and their subsidiaries and affiliates worldwide. Macquarie Group Limited and Macquarie Bank Limited are headquartered in Australia and are listed on the Australian Stock Exchange.

Macquarie Infrastructure Company Trust, or the Trust, a Delaware statutory trust, was also formed on April 13, 2004. On June 25, 2007, all of the outstanding shares of trust stock issued by the Trust were exchanged for an equal number of limited liability company, or LLC, interests in the Company, and the Trust was dissolved. Prior to this exchange of trust stock for LLC interests and the dissolution of the Trust, all interests in the Company were held by the Trust. The Company continues to be an operating entity with a Board of Directors and other corporate governance responsibilities generally consistent with that of a Delaware corporation.

The Company owns airport services, gas production and distribution, district energy and airport parking businesses and a 50% interest in a bulk liquid storage terminal business, through the Company’s wholly-owned subsidiary, Macquarie Infrastructure Company Inc., or MIC Inc.

During the year ended December 31, 2006, the Company’s major acquisitions were as follows:

(i)	On May 1, 2006, the Company completed its acquisition of 50% of the shares in IMTT Holdings Inc., the holding company for a bulk liquid storage terminal business operating as International-Matex Tank Terminals, or IMTT.
(ii)	On June 7, 2006, the Company acquired The Gas Company, or TGC, a Hawaii limited liability company that owns and operates the sole regulated synthetic natural gas, or SNG, production and distribution business in Hawaii, and distributes and sells liquefied petroleum gas, or LPG, through unregulated operations.
(iii)	On July 11, 2006, the Company completed the acquisition of 100% of the shares of Trajen Holdings, Inc., or Trajen. Trajen is the holding company for a group of companies, limited liability companies and limited partnerships that own and operate 23 fixed based operations, or FBOs, at airports in 11 states.

During the nine months ended September 30, 2007, the Company’s major acquisitions were as follows:

(i)	On May 30, 2007, the Company completed the acquisition of 100% of the interests in entities that own and operate two FBOs at Stewart International Airport in New York and Santa Monica Municipal Airport in California, together referred to as “Supermarine”.
(ii)	On August 9, 2007, the Company completed the acquisition of approximately 89% of the equity of Mercury Air Center, Inc., or Mercury, which owns and operates 24 FBOs in the United States. Subsequent to September 30, 2007, the Company acquired the remaining 11% of the equity in October 2007.
(iii)	On August 17, 2007, the Company completed the acquisition of 100% of the membership interests in SJJC Aviation Services, LLC, or San Jose, which owns and operates the two FBOs at San Jose Mineta International Airport.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Description of Business  – (continued)

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

2. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of consolidated financial statements in conformity with GAAP requires estimates and assumptions. Management evaluates these estimates and judgments on an ongoing basis. Actual results may differ from the estimates and assumptions used in the financial statements and notes. Operating results for the quarter and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The consolidated balance sheet at December 31, 2006 has been derived from audited financial statements but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. Certain reclassifications were made to the financial statements for the prior period to conform to current year presentation.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

4. (Loss) Earnings Per Share

The following is a reconciliation of the basic and diluted number of shares used in computing (loss) earnings per share:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average number of shares outstanding: basic	43,357,300	27,212,165	39,515,104	27,108,962
Dilutive effect of restricted stock unit grants	—	—	—	16,871
Weighted average number of shares outstanding: diluted	43,357,300	27,212,165	39,515,104	27,125,833

The stock grants provided to our independent directors on May 25, 2006 and May 24, 2007 were anti-dilutive for the quarter ended September 30, 2006 and quarter and nine months ended September 30, 2007 due to the Company’s net loss for these periods.

The effect of potentially dilutive shares for the nine months ended September 30, 2006 is calculated by assuming that the restricted stock unit grants issued to the independent directors had been fully converted to shares on the date of grant.

5. Acquisitions

Supermarine FBOs

On May 30, 2007, the Company’s airport services business completed the acquisition of 100% of the interests in entities that own and operate two FBOs at Santa Monica Municipal Airport in Santa Monica, California and Stewart International Airport in New Windsor, New York (together referred to as “Supermarine”).

The cost of the acquisition, including transaction costs, was $89.5 million. In addition, the Company incurred debt financing costs of $520,000, pre-funding of capital expenditures and integration costs of $300,000 and provided for a debt service reserve of $454,000. The Company financed the acquisition with $32.5 million of borrowings under an expansion of the airport services business credit facility, and the remainder with cash. Refer to Note 8, Long-Term Debt, for further details of the additional term loan facility.

Macquarie Securities (USA) Inc., or MSUSA, a subsidiary within the Macquarie Bank Limited group of companies, acted as financial advisor to the Company on the acquisition, as well as on the financing of the transaction. Total fees of $1.5 million were paid for these services and are included within the cost of acquisition disclosed above.

The acquisition has been accounted for under the purchase method of accounting. Accordingly, the results of operations of Supermarine are included in the accompanying consolidated condensed statements of operations and as a component of the Company’s airport services business segment since May 30, 2007.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

5. Acquisitions  – (continued)

The preliminary allocation of the purchase price, including transaction costs, was as follows (in thousands):

Current assets	$3,230
Property, equipment and leasehold improvements	19,803
Intangible assets:
Customer relationships	1,600
Contract rights	37,900
Non-compete agreements	1,100
Goodwill	27,092
Other assets	81
Total assets acquired	90,806
Current liabilities	1,206
Other liabilities	59
Net assets acquired	$89,541

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

Mercury FBOs

On August 9, 2007, the Company’s airport services business completed the acquisition of approximately 89% of the equity of Mercury Air Center Inc. Mercury owns and operates 24 FBOs in the United States.

The cost of the acquisition, including transaction costs, was $419.0 million. In addition, the Company incurred debt financing costs of $1.7 million, pre-funding of capital expenditures and integration costs of $5.5 million and provided for a debt service reserve of $3.3 million. The Company financed the acquisition with $192.0 million of borrowings under a new credit facility and the remainder with cash proceeds received from an equity offering of the Company, which was completed in July 2007. Refer to Note 8, Long-Term Debt, for further details of the additional term loan facility and to Note 11, Stockholders’ Equity, for further details of the equity offering.

MSUSA acted as financial advisor to the Company on the acquisition. Total fees of $5.2 million were paid for these services and are included within the cost of acquisition disclosed above.

At September 30, 2007, the remaining 11% of Mercury’s equity was held by an external shareholder in the form of voting preferred shares. These preferred shares of $28.4 million have an 18% preferred stock dividend rate and are included in minority interests in our consolidated condensed balance sheet. In October 2007, the Company exercised its call option over the remaining 11% of the equity in Mercury and acquired the outstanding preferred shares. The Company made payments of $28.7 million to exercise this option, including a payment of $354,000 to MSUSA in advisory fees. The Company initially financed the acquisition of the preferred stock with cash proceeds from the MIC Inc. acquisition credit facility. The acquisition credit facility was repaid with proceeds from the airport services business debt refinancing — refer to Note 8, Long-Term Debt and Note 17, Subsequent Events, for details.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

5. Acquisitions  – (continued)

The acquisition has been accounted for under the purchase method of accounting. Accordingly, the results of operations of Mercury are included in the accompanying consolidated condensed statements of operations and as a component of the Company’s airport services business segment since August 9, 2007.

The preliminary allocation of the purchase price, including transaction costs, was as follows (in thousands):

Current assets	$19,817
Fair value of derivative instruments	27,200
Property, equipment and leasehold improvements	71,400
Intangible assets:
Customer relationships	14,200
Contract rights	198,100
Non-compete agreements	1,200
Goodwill	211,277
Other assets	3,308
Total assets acquired	546,502
Current liabilities	14,482
Deferred income taxes	83,613
Other liabilities	1,030
Minority interests	28,400
Net assets acquired	$418,977

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

The Company allocated $14.2 million of the purchase price to customer relationships in accordance with EITF 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination.” The Company will amortize the amount allocated to customer relationships over a nine-year period.

San Jose FBOs

On August 17, 2007, the Company’s airport services business completed the acquisition of 100% of SJJC Aviation Services LLC, or San Jose, which owns and operates two FBOs at San Jose Mineta International Airport.

The cost of the acquisition, including transaction costs, was $159.7 million plus $25.5 million for an option. In addition, the Company incurred debt financing costs of $723,000, pre-funding of capital expenditures and integration costs of $2.0 million and provided for a debt service reserve of $1.5 million. The Company financed the acquisition with $80.0 million of borrowings under a new credit facility, $60.0 million from the MIC Inc. acquisition credit facility (which was repaid in October 2007 with proceeds from the refinancing of the airport services business’ debt) and the remainder with cash proceeds from the recent equity offering. Refer to Note 8, Long-Term Debt, for further details of the additional term loan facility and to Note 11, Stockholders’ Equity, for further details of the equity offering.

MSUSA acted as financial advisor to the Company on the acquisition. Total fees of $2.0 million were paid for these services and are included within the cost of acquisition disclosed above.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

5. Acquisitions  – (continued)

The acquisition has been accounted for under the purchase method of accounting. Accordingly, the results of operations of San Jose are included in the accompanying consolidated condensed statements of operations and as a component of the Company’s airport services business segment since August 17, 2007.

The preliminary allocation of the purchase price, including transaction costs, was as follows (in thousands):

Current assets	$14,068
Property, equipment and leasehold improvements	32,257
Intangible assets:
Customer relationships	2,200
Contract rights	100,600
Non-compete agreements	2,000
Goodwill	44,375
Other assets	74
Total assets acquired	195,574
Current liabilities	9,671
Other liabilities	667
Net assets acquired	$185,236

The Company paid more than the fair value of the underlying net assets as a result of the expectation of its ability to earn a higher rate of return from the acquired business than would be expected if those net assets had to be acquired or developed separately. The value of the acquired intangible assets was determined by taking into account risks related to the characteristics and applications of the assets, existing and future markets and analysis of expected future cash flows to be generated by the business. In addition to the $159.7 million paid for the acquisition, the net assets acquired above includes an additional $25.5 million in goodwill, representing the fair value of the option to acquire the San Jose FBOs recorded in Mercury’s opening balance sheet.

The Company allocated $2.2 million of the purchase price to customer relationships in accordance with EITF 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination.” The Company will amortize the amount allocated to customer relationships over a nine-year period.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

5. Acquisitions  – (continued)

Pro Forma Information

The following unaudited pro forma information summarizes the results of operations for the quarter and nine months ended September 30, 2007 and 2006 as if the acquisitions of Supermarine, Mercury and San Jose had been completed at the beginning of the prior comparative period, January 1, 2006. The pro forma data combines the Company’s consolidated results with those of the acquired entities (prior to acquisition) for the periods shown. The results are adjusted for interest expense, amortization, depreciation and income taxes relating to the acquisitions. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been achieved if the acquisitions had occurred as of the beginning of the periods presented or that may be achieved in the future.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	($ In Thousands, Except Per Share Data)
Pro forma consolidated revenue	$242,100	$232,976	$723,843	$561,930
Pro forma consolidated net loss	$(19,620)	$(16,404)	$(37,730)	$(4,803)
Basic and diluted loss per share	$(0.45)	$(0.60)	$(0.95)	$(0.18)

6. Property, Equipment, Land and Leasehold Improvements

Property, equipment, land and leasehold improvements consist of the following (in thousands):

	September 30, 2007	December 31, 2006
	(Unaudited)
Land	$63,275	$63,275
Easements	5,624	5,624
Buildings	36,683	35,836
Leasehold and land improvements	255,051	166,490
Machinery and equipment	291,696	267,463
Furniture and fixtures	8,749	5,473
Construction in progress	61,387	20,196
Property held for future use	1,503	1,316
	723,968	565,673
Less: Accumulated depreciation	(62,932)	(42,914)
Property, equipment, land and leasehold improvements, net	$661,036	$522,759

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7. Intangible Assets

Intangible assets consist of the following (in thousands):

	Weighted Average Life (Years)		September 30, 2007	December 31, 2006
			(Unaudited)
Contractual arrangements	30.6		$795,972	$459,373
Non-compete agreements	2.4		9,335	5,035
Customer relationships	10.1		84,785	66,840
Leasehold rights	12.2		8,359	8,359
Trade names	Indefinite	(1)	17,498	17,499
Domain names	Indefinite	(2)	2,108	2,092
Technology	5		460	460
			918,517	559,658
Less: Accumulated amortization			(55,995)	(32,899)
Intangible assets, net			$862,522	$526,759

(1)	Trade names of $2.1 million are being amortized over a period within 1.5 years.
(2)	Domain names of $334,000 are being amortized over a period within 4 years.

8. Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2007	December 31, 2006
	(Unaudited)
MIC Inc. acquisition facility	$60,000	$—
Airport services	789,694	480,000
Gas production and distribution	164,000	162,000
District energy	150,000	120,000
Airport parking	201,545	201,660
	1,365,239	963,660
Less current portion	60,160	3,754
Long-term portion	$1,305,079	$959,906

The Company capitalizes its operating businesses separately using non-recourse, project finance style debt. In addition, it has a credit facility at its subsidiary, MIC Inc., primarily to finance acquisitions and capital expenditures, which was drawn for $60.0 million in August 2007 to partially finance the acquisition of Mercury and a further $29.0 million in October 2007 for the exercise of the call option over the Mercury preferred shares. These drawdowns were subsequently repaid in October 2007 with proceeds from the airport services business debt refinancing — see below and refer to Note 17, Subsequent Events for further details.

Changes to the Company’s debt and credit facilities during the nine months ended September 30, 2007 are disclosed below.

Airport Services Business — Supermarine

The airport services business amended its credit facility in February 2007 to provide for $32.5 million of additional term loan borrowings to partially finance the acquisition of Supermarine. The airport services business drew on this additional facility on May 30, 2007, when the acquisition closed. The interest rate on

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

8. Long-Term Debt  – (continued)

the facility remained the same, and repayment was due in 2010, but the facility was repaid in October 2007 with the airport services business refinancing, as discussed below.

To hedge the interest commitments under the term loan expansion, MIC Inc. entered into a swap with Macquarie Bank Limited, fixing 100% of the term loan expansion at the following rate (excluding the margin):

Start Date	End Date	Rate
March 30, 2007	December 12, 2010	5.2185%

The swap was transferred to the airport services business at the completion of the acquisition on May 30, 2007.

Airport Services Business — Mercury

The airport services business entered a new credit facility to provide for $192.0 million of bridge term loan borrowings to partially finance the acquisition of Mercury and a $12.5 million working capital revolving facility. The airport services business drew on the term facility on August 9, 2007, when the acquisition closed. The terms of the facility required repayment in 2009, but the facility was repaid in October 2007 with the airport services business refinancing, as discussed below.

The floating interest rate was LIBOR with a 1.7% margin. To hedge the interest commitments under the term loan facility, MIC Inc. entered into swaps with Macquarie Bank Limited (listed first below) and other counterparties, fixing 100% of the term loan facility at the following rates (excluding the margin):

Start Date	End Date	Notional Amount	Rate
September 28, 2007	September 30, 2009	$48.0 million	4.9925%
September 28, 2007	September 30, 2009	$48.0 million	5.0175%
September 28, 2007	September 30, 2009	$96.0 million	4.9925%

The swaps were transferred to the airport services business at the completion of the acquisition on August 9, 2007.

Airport Services Business — San Jose

The airport services business entered a new credit facility to provide for $80.0 million of bridge term loan borrowings to partially finance the acquisition of San Jose and a $5.0 million working capital revolving facility. The airport services business drew on the term facility on August 17, 2007, when the acquisition closed. The terms of the facility required repayment in 2009, but the facility was repaid in October 2007 with the airport services business refinancing, as discussed below.

The floating interest rate was LIBOR with a 1.7% margin. To hedge the interest commitments under the term loan facility, MIC Inc. entered into a swap, fixing 100% of the term loan facility at the following rate (excluding the margin):

Start Date	End Date	Rate
September 28, 2007	September 30, 2009	5.4420%

The swap was transferred to the airport services business at the completion of the acquisition on August 17, 2007.

Airport Services Business — Refinancing

On September 27, 2007, the airport services business entered a new credit facility to provide for $900.0 million of term loan borrowings, a $50.0 million capital expenditure facility and a $20.0 million

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

8. Long-Term Debt  – (continued)

revolving facility. The airport services business drew on the term facility on October 16, 2007, and repaid its existing $512.5 million term loan facility, the $192.0 million Mercury bridge facility, the $80.0 million San Jose bridge facility and the $89.0 million borrowed under the MIC Inc. acquisition credit facility. The proceeds from the new term loan were also used to pay for costs and expenses incurred in connection with the credit facility. Repayment of the new facility is due in 2014.

The floating interest rate is LIBOR with a 1.60% margin for years 1 to 5 and a 1.725% margin for years 6 to 7. In addition to the existing swaps, the airport services business entered an additional swap to fix 100% of the interest rate for the first five years of the term loan facility. Excluding the margin, the weighted average swap rate for the term loan facility over the five year period is approximately 5.18%. The following table shows the weighted average rates which fix the term facility, including the existing swaps, by period (excluding the margin):

Start Date	End Date	Average Rate
October 16, 2007	November 7, 2007	5.1167%
November 7, 2007	September 30, 2009	5.1590%
September 30, 2009	October 21, 2009	5.1608%
October 21, 2009	December 14, 2010	5.2026%
December 14, 2010	October 16, 2012	5.1925%

District Energy Business — Refinancing

The district energy business entered a new credit facility to provide for $150.0 million of term loan borrowings, a $20.0 million capital expenditure facility and an $18.5 million revolver facility. The district energy business drew on the term facility on September 26, 2007, and applied the funds to repay its outstanding senior notes and revolver (including a $14.7 million make-whole payment, as defined in the senior notes agreement, in addition to accrued interest and fees) and transaction costs. The district energy business also utilized $7.1 million of the new revolving credit facility to issue existing letters of credit. Repayment of the term loan and capital expenditure facilities are due in 2014 and amounts drawn under the revolver facility are due in 2012.

The floating interest rate is LIBOR with a 0.9% margin. To hedge the interest commitments under the term loan facility, the district energy business entered into a swap, fixing 100% of the term loan facility at the following rate (excluding the margin):

Start Date	End Date	Rate
September 26, 2007	September 26, 2014	5.0740%

9. Derivative Instruments

During 2006, the Company determined that its derivatives did not qualify as hedges for accounting purposes. We revised our summarized quarterly financial information to eliminate hedge accounting treatment resulting in all changes in the fair value of our derivative instruments being taken through earnings.

Effective January 2, 2007, changes in the fair value of interest rate derivatives designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are reported in other comprehensive income. Any ineffective portion on the change in the valuation of our derivatives is taken through earnings, and reported in the (loss) gain on derivative instruments line in the accompanying consolidated condensed statements of operations.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Comprehensive Loss

Total comprehensive loss for the quarter and nine months ended September 30, 2007 was $31.2 million and $42.5 million, respectively. These amounts are included in the accumulated other comprehensive (loss) income on the Company’s consolidated condensed balance sheet as of September 30, 2007. The difference between net loss of $18.0 million for the quarter ended September 30, 2007 and comprehensive loss is primarily attributable to an unrealized loss on derivative instruments of $13.2 million. The difference between net loss of $35.2 million for the nine months ended September 30, 2007 and comprehensive loss is primarily attributable to an unrealized loss on derivative instruments of $7.3 million.

11. Stockholders’ Equity

The Company is authorized to issue 500,000,000 LLC interests. Each outstanding LLC interest of the Company is entitled to one vote on any matter with respect to which holders of LLC interests are entitled to vote.

On June 25, 2007, all of the outstanding shares of trust stock issued by the Trust were exchanged for an equal number of LLC interests in the Company and the Trust was dissolved. Prior to this exchange and the dissolution of the Trust, all interests in the Company were held by the Trust.

Equity Offering

On June 28, 2007, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with MIMUSA and Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Macquarie Securities (USA) Inc., as representatives of the underwriters named in the Purchase Agreement (the “Underwriters”), whereby the Company and MIMUSA agreed to sell and the Underwriters agreed to purchase, subject to and upon terms and conditions set forth therein, 5,701,000 LLC interests and 599,000 LLC interests, respectively, of the Company under the Company’s existing shelf registration statement (Registration No. 333-138010-01). Additionally, under the Purchase Agreement, the Company granted the Underwriters an option to purchase up to 945,000 additional LLC interests solely to cover overallotments.

The offering of the LLC interests was priced at $40.99 per share. The equity offering was completed in July 2007 and generated $223.8 million in proceeds to the Company, net of underwriting fees and expenses. In addition, the Underwriters exercised their overallotment option for 464,871 limited liability interests, generating $18.2 million in net proceeds, which the Company received in August 2007. The Company used the proceeds of the offering to partially finance the acquisition of Mercury and San Jose discussed in Note 5, Acquisitions.

Other LLC Interests Issued

On July 13, 2007, the Company issued 5,623 LLC interests to each of the three independent directors, upon vesting of outstanding restricted stock units granted under the Company’s Independent Directors’ Equity Plan.

On July 13, 2007, the Company issued 21,972 LLC interests to MIMUSA, for the $957,000 performance fee generated in the quarter ended March 31, 2007, following MIMUSA’s election to re-invest the performance fee in Company stock. Subsequent to September 30, 2007, the Company issued 1,171,503 LLC interests to MIMUSA, for the $43.0 million performance fee generated in the quarter ended June 30, 2007.

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

The Company also has an investment in a bulk liquid storage terminal business. The Company completed its acquisition of a 50% interest in IMTT on May 1, 2006, which is accounted for under the equity method. For the quarter ended September 30, 2007, IMTT’s revenue, EBITDA, interest expense, depreciation and amortization, and cash paid for capital expenditures were $67.9 million, $11.6 million, $3.2 million, $8.9 million and $50.2 million, respectively. At September 30, 2007, IMTT’s total property, plant and equipment and total assets were $645.6 million and $790.7 million, respectively.

The airport services business reportable segment principally derives income from fuel sales and from airport services. Airport services revenue includes fuel related services, de-icing, aircraft hangarage, airport management and other aviation services. All of the revenue of the airport services business is derived in the United States. Following the closing of the additional FBO acquisitions this year, the airport services business operates 68 FBOs and one heliport and manages six airports under management contracts as of September 30, 2007.

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

The revenue from the airport parking business reportable segment is included in service revenue and primarily consists of fees from off-airport parking and ground transportation to and from the parking facilities and the airport terminals. At September 30, 2007, the airport parking business operated 30 off-airport parking facilities located at 20 major airports across the United States.

Selected information by reportable segment is presented in the following tables. The tables do not include financial data for our equity and cost investments.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Reportable Segments  – (continued)

Revenue from external customers for the Company's reportable segments was as follows
(in thousands) (unaudited):

	For the Quarter Ended September 30, 2007
	Airport Services	Gas Production and Distribution	District Energy	Airport Parking	Total
Revenue from Product Sales
Product sales	$104,513	$41,092	$—	$—	$145,605
	104,513	41,092	—	—	145,605
Service Revenue
Other services	39,072	—	671	—	39,743
Cooling capacity revenue	—	—	4,788	—	4,788
Cooling consumption revenue	—	—	10,760	—	10,760
Parking services	—	—	—	19,409	19,409
	39,072	—	16,219	19,409	74,700
Financing and Lease Income
Financing and equipment lease	—	—	1,221	—	1,221
	—	—	1,221	—	1,221
Total Revenue	$143,585	$41,092	$17,440	$19,409	$221,526

	For the Quarter Ended September 30, 2006
	Airport Services	Gas Production and Distribution	District Energy	Airport Parking	Total
Revenue from Product Sales
Product sales	$69,354	$36,203	$—	$—	$105,557
	69,354	36,203	—	—	105,557
Service Revenue
Other services	23,239	—	735	—	23,974
Cooling capacity revenue	—	—	4,422	—	4,422
Cooling consumption revenue	—	—	9,113	—	9,113
Parking services	—	—	—	18,921	18,921
	23,239	—	14,270	18,921	56,430
Financing and Lease Income
Financing and equipment lease	—	—	1,273	—	1,273
	—	—	1,273	—	1,273
Total Revenue	$92,593	$36,203	$15,543	$18,921	$163,260

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Reportable Segments  – (continued)

	For the Nine Months Ended September 30, 2007
	Airport Services	Gas Production and Distribution	District Energy	Airport Parking	Total
Revenue from Product Sales
Product sales	$248,049	$123,013	$—	$—	$371,062
	248,049	123,013	—	—	371,062
Service Revenue
Other services	99,072	—	2,088	—	101,160
Cooling capacity revenue	—	—	14,077	—	14,077
Cooling consumption revenue	—	—	19,422	—	19,422
Parking services	—	—	—	58,288	58,288
	99,072	—	35,587	58,288	192,947
Financing and Lease Income
Financing and equipment lease	—	—	3,704	—	3,704
	—	—	3,704	—	3,704
Total Revenue	$347,121	$123,013	$39,291	$58,288	$567,713

	For the Nine Months Ended September 30, 2006
	Airport Services	Gas Production and Distribution (1)	District Energy	Airport Parking	Total
Revenue from Product Sales
Product sales	$157,644	$47,047	$—	$—	$204,691
	157,644	47,047	—	—	204,691
Service Revenue
Other services	59,072	—	2,371	—	61,443
Cooling capacity revenue	—	—	12,852	—	12,852
Cooling consumption revenue	—	—	15,846	—	15,846
Parking services	—	—	—	56,919	56,919
	59,072	—	31,069	56,919	147,060
Financing and Lease Income
Financing and equipment lease	—	—	3,856	—	3,856
	—	—	3,856	—	3,856
Total Revenue	$216,716	$47,047	$34,925	$56,919	$355,607

(1)	Represents revenue from the date of acquisition on June 7, 2006.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Reportable Segments  – (continued)

Earnings before interest, taxes, depreciation and amortization, or EBITDA, for the Company’s reportable segments were as follows (in thousands) (unaudited):

	Quarter Ended September 30, 2007
	Airport Services	Gas Production and Distribution	District Energy	Airport Parking	Total Reportable Segments
Net income (loss)(1)	$4,205	$595	$(15,767)	$(1,045)	$(12,012)
Interest income	(349)	(46)	(107)	(60)	(562)
Interest expense	11,991	2,325	2,349	4,092	20,757
Income tax expense(1)	2,762	319	1,152	(828)	3,405
Depreciation	3,601	1,434	1,446	1,184	7,665
Amortization of intangibles	7,955	214	345	705	9,219
EBITDA	$30,165	$4,841	$(10,582)	$4,048	$28,472

(1)	Corporate allocation expense, and the federal tax effect, have been excluded from the above table as they are eliminated on consolidation.

	Quarter Ended September 30, 2006
	Airport Services	Gas Production and Distribution	District Energy	Airport Parking	Total Reportable Segments
Net income (loss)(1)	$(3,903)	$(4,497)	$820	$(1,220)	$(8,800)
Interest income	(168)	(32)	(80)	(11)	(291)
Interest expense	7,995	2,476	2,185	4,870	17,526
Income tax expense(1)	(2,135)	(3,004)	468	(742)	(5,413)
Depreciation	2,701	1,437	1,427	996	6,561
Amortization of intangibles	5,346	222	345	472	6,385
EBITDA	$9,836	$(3,398)	$5,165	$4,365	$15,968

(1)	Corporate allocation expense, and the federal tax effect, have been excluded from the above table as they are eliminated on consolidation.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Reportable Segments  – (continued)

	Nine Months Ended September 30, 2007
	Airport Services	Gas Production and Distribution	District Energy	Airport Parking	Total Reportable Segments
Net income (loss)(1)	$16,104	$3,817	$(15,399)	$(2,873)	$1,649
Interest income	(986)	(122)	(280)	(208)	(1,596)
Interest expense	29,158	6,933	6,782	12,227	55,100
Income tax expense(1)	10,576	2,056	1,369	(2,280)	11,721
Depreciation	8,685	4,403	4,317	3,289	20,694
Amortization of intangibles	19,288	642	1,023	2,198	23,151
EBITDA	$82,825	$17,729	$(2,188)	$12,353	$110,719

(1)	Corporate allocation expense, and the federal tax effect, have been excluded from the above table as they are eliminated on consolidation.

	Nine Months Ended September 30, 2006
	Airport Services	Gas Production and Distribution (1)	District Energy	Airport Parking	Total Reportable Segments
Net income (loss)(2)	$7,046	$465	$702	$(1,085)	$7,128
Interest income	(398)	(39)	(220)	(86)	(743)
Interest expense	21,995	3,120	6,501	13,171	44,787
Income tax expense(2)	4,597	228	229	(785)	4,269
Depreciation	6,157	1,812	4,277	2,605	14,851
Amortization of intangibles	10,761	277	1,023	1,350	13,411
EBITDA	$50,158	$5,863	$12,512	$15,170	$83,703

(1)	Includes results from the date of acquisition, June 7, 2006.
(2)	Corporate allocation expense, and the federal tax effect, have been excluded from the above table as they are eliminated on consolidation.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Reportable Segments  – (continued)

Reconciliation of reportable segments EBITDA to consolidated net (loss) income before income taxes and minority interests (in thousands) (unaudited):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total reportable segments EBITDA	$28,472	$15,968	$110,719	$83,703
Interest income	2,062	849	4,986	3,731
Interest expense	(21,779)	(25,801)	(57,050)	(57,068)
Depreciation	(7,665)	(6,561)	(20,694)	(14,851)
Amortization of intangibles	(9,219)	(6,385)	(23,151)	(13,411)
Selling, general and administrative – corporate	(1,774)	(2,238)	(5,491)	(6,694)
Fees to manager	(5,437)	(3,955)	(59,962)	(14,151)
Equity in (losses) earnings and amortization charges of investees	(1,659)	1,734	661	7,302
Dividends from investments	—	3,393	—	8,395
Gain on sale of marketable securities	—	7,005	—	7,005
	(16,999)	(15,991)	(49,982)	3,961
Other income, net	(108)	(435)	(270)	(226)
Total consolidated net (loss) income before taxes and minority interests	$(17,107)	$(16,426)	$(50,252)	$3,735

Capital expenditures for the Company’s reportable segments were as follows (in thousands) (unaudited):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Airport services	$8,317	$2,358	$13,342	$3,870
Gas production and distribution(1)	1,839	3,308	6,061	3,436
District energy	2,890	138	9,051	1,247
Airport parking	1,805	711	4,643	2,874
Total	$14,851	$6,515	$33,097	$11,427

(1)	Includes capital expenditures from the date of acquisition, June 7, 2006.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Reportable Segments  – (continued)

Property, equipment, land and leasehold improvements and total assets for the Company’s reportable segments as of September 30 was as follows (in thousands) (unaudited):

	Property, Equipment, Land and Leasehold Improvements		Total Assets
	2007	2006	2007	2006
Airport services	$279,685	$148,095	$1,757,355	$948,925
Gas production and distribution	134,388	128,923	310,106	305,167
District energy	147,988	144,069	237,585	241,150
Airport parking	98,975	97,206	283,565	299,503
Total	$661,036	$518,293	$2,588,611	$1,794,745

Reconciliation of reportable segments total assets to consolidated total assets (in thousands) (unaudited):

	As of September 30,
	2007	2006
Total assets of reportable segments	$2,588,611	$1,794,745
Equity and cost investments:
Investment in IMTT	219,300	245,240
Investment in Yorkshire Link	—	77,966
Investment in SEW	—	38,433
Corporate and other	14,222	45,432
Total consolidated assets	$2,822,133	$2,201,816

13. Related Party Transactions

Management Services Agreement with Macquarie Infrastructure Management (USA) Inc., or MIMUSA

MIMUSA acquired 2,000,000 shares of trust stock concurrently with the closing of the initial public offering in December 2004, with an aggregate purchase price of $50.0 million, at a purchase price per share equal to the initial public offering price of $25, which were exchanged for LLC interests on June 25, 2007. Pursuant to the terms of the Management Agreement (discussed below), MIMUSA may sell up to 65% of these LLC interests at any time and may sell the balance at any time from and after December 21, 2007 (being the third anniversary of the IPO closing). MIMUSA has also received additional shares of trust stock and LLC interests by reinvesting performance fees. As part of the equity offering which closed in July 2007, MIMUSA sold 599,000 of its shares at a price of $40.99 per share.

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

In accordance with the Management Agreement, MIMUSA is entitled to a quarterly base management fee based primarily on the Company's market capitalization and a performance fee, based on the performance of the Company’s stock relative to a weighted average of two benchmark indices, a U.S. utilities index and a European utilities index, weighted in proportion to the Company’s equity investments. Currently, the Company has no non-U.S. equity investments. For the quarter ended September 30, 2007, base management fees of $5.4 million were payable to MIMUSA. For the nine months ended September 30, 2007, base management and performance fees were $16.0 million and $44.0 million, respectively. The unpaid portion of the fees are

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

13. Related Party Transactions  – (continued)

included as due to manager in the accompanying consolidated condensed balance sheet at September 30, 2007. MIMUSA elected to reinvest the performance fees in shares of LLC interests, which were issued on July 13 ($957,000 performance fee for the first quarter of 2007) and October 1, 2007 ($43.0 million performance fee for the second quarter of 2007).

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

During the quarter and nine months ended September 30, 2007, MIMUSA paid out of pocket expenses of $98,000 and $244,000, respectively, on the Company’s behalf which the Company reimbursed to MIMUSA, or accrued and included in due to manager in the accompanying consolidated condensed balance sheet at September 30, 2007.

Advisory and Other Services from the Macquarie Group

The Macquarie Group, through the holding company, MBL, and subsidiary company MSUSA, has provided various advisory and other services and incurred expenses in connection with the Company’s acquisitions, dispositions and underlying debt associated with the businesses, comprising the following (in thousands):

Nine Months Ended September 30, 2007

Acquisition of Supermarine
– advisory services from MSUSA	$1,329
– debt arranging services from MSUSA	163
Acquisition of Mercury
– advisory services from MSUSA – before September 30, 2007	5,183
– advisory services from MSUSA – subsequent to September 30, 2007	354
Acquisition of San Jose
– advisory services from MSUSA	2,004
Refinancing of District Energy Business Debt
– debt arranging services from MSUSA	1,414
Refinancing of Airport Services Business Debt
– debt arranging services from MSUSA – subsequent to September 30, 2007	3,395

During the nine months ended September 30, 2007, the Company also paid an additional $119,000 for advisory services provided by MSUSA in 2006 in relation to the acquisition of TGC, due to finalization of the working capital adjustment on the purchase price.

MSUSA was also one of the underwriters for the Company’s equity offering in July 2007 and was due $2.0 million in underwriting fees, for which it received approximately $1.7 million net of costs.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

13. Related Party Transactions  – (continued)

Long-term Debt

MBL, along with other parties, has provided a loan to our airport services business. Amounts relating to the portion of the loan from MBL comprise the following (in thousands):

Nine Months Ended September 30, 2007

Portion of loan facility commitment provided by MBL	$50,000
Portion of loan outstanding from MBL, as at September 30, 2007	50,000
Interest expense on MBL portion of loan, nine months ended September 30, 2007	2,695
Financing fees paid to MBL from Mercury and San Jose acquisitions	200

MIC Inc. has a $300.0 million revolving credit facility with various financial institutions, including MBL. Amounts relating to this facility comprise the following (in thousands):

Nine Months Ended September 30, 2007

Portion of revolving credit facility commitment provided by MBL, as at September 30, 2007	$50,000
Portion of loan outstanding from MBL, as at September 30, 2007	10,000
Interest expense on MBL portion of loan, nine months ended September 30, 2007	103

In April 2007, MBL assigned to a third party all of its rights and obligations under the agreement related to $50.0 million of its aggregate commitment, which was originally $100.0 million.

Derivative Instruments and Hedging Activities

At September 30, 2007, MBL provided just under one-half of the interest rate swaps for the airport services business’ long-term debt and made net payments to the airport services business of $282,000 and $745,000, respectively, for the quarter and nine months ended September 30, 2007. In January 2007, the airport services business also paid MBL $40,000 on an interest rate swap relating to 2006.

MBL is also providing just under one-third of the interest rate swaps for the gas production and distribution business’ long-term debt and made payments to the gas production and distribution business of $78,000 and $219,000, respectively, for the quarter and nine months ended September 30, 2007.

14. Income Taxes

Through the year ended December 31, 2006, Macquarie Infrastructure Company Trust was classified as a grantor trust for U.S. federal income tax purposes, and therefore was not subject to income taxes. The Company was treated as a partnership for U.S. federal income tax purposes and was also not subject to income taxes. MIC Inc. and its wholly-owned subsidiaries are subject to income taxes. In connection with the dissolution of the Trust, the Company has agreed with the Internal Revenue Service, or IRS, that the Company will be treated as a corporation retroactive to January 1, 2007. As such, the Company will be subject to income taxes, and expects to file a consolidated federal income tax return with MIC Inc. and its wholly owned subsidiaries. The tax provision for the nine months ended September 30, 2007 includes a net benefit of approximately $550,000 attributable to the loss of MIC LLC for the quarter ended March 31, 2007, since under the terms of the agreement MIC LLC will be treated as a corporation retroactive to the beginning of 2007.

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

For 2006 and the first six months of 2007, the Company recorded deferred tax assets of approximately $2.4 million and $3.4 million respectively related to the excess of the tax basis over the carrying value of its investment in IMTT. The Company no longer believes the excess tax basis will reverse in the foreseeable future, therefore the tax provision for the quarter ended September 30, 2007, includes a charge of approximately $5.8 million to write-off these deferred tax assets.

Uncertain Tax Positions

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded a $510,000 increase in the liability for unrecognized tax benefits, which is offset by a reduction of the deferred tax liability of $109,000, resulting in a decrease to the January 1, 2007 retained earnings balance of $401,000. At the adoption date of January 1, 2007, the Company had $1.8 million of unrecognized tax benefits, all of which would affect the effective tax rate if recognized. The amount of unrecognized tax benefits did not materially change as of September 30, 2007.

It is expected that the amount of unrecognized tax benefits will change in the next 12 months, however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated condensed statements of operations, which is consistent with the recognition of these items in prior reporting periods. As of January 1, 2007, the Company had recorded a liability of approximately $400,000 for the payment of interest and penalties. The liability for the payment of interest and penalties did not materially change as of September 30, 2007.

During the quarter ended June 30, 2007, the IRS completed its audit of the 2003 federal income tax return for a subsidiary of the Company’s airport services business. That audit did not result in a material assessment beyond the related reserve established as of January 1, 2007, upon the adoption of FIN 48. In addition, the IRS has notified the Company that it will conduct an audit of the airport parking business for 2004. The Company does not expect any material adjustments to result from that audit. There are no other ongoing tax examinations of returns filed by the Company or any of its subsidiaries, and all returns for all tax years ending in 2003 and later are subject to examination by federal and state tax authorities. There was no material change in the Company’s reserve for uncertain tax positions during the quarter ended September 30, 2007.

The Company does not expect a material change in its reserve for uncertain tax positions in the next 12 months.

15. Legal Proceedings and Contingencies

There are no material legal proceedings other than as disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on March 1, 2007.

16. Distributions

On February 27, 2007, the board of directors declared a distribution of $0.57 per share for the quarter ended December 31, 2006, which was paid on April 9, 2007 to holders of record on April 4, 2007. On May 3, 2007, the board of directors declared a distribution of $0.59 per share for the quarter ended March 31, 2007, which was paid on June 8, 2007 to holders of record on June 5, 2007. On August 7, 2007, the board of

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

16. Distributions  – (continued)

directors declared a distribution of $0.605 per share for the quarter ended June 30, 2007 which was paid on September 11, 2007 to holders of record on September 6, 2007.

These distributions have been recorded as a reduction to share capital in the stockholders’ equity section of the accompanying consolidated condensed balance sheet at September 30, 2007.

17. Subsequent Events

Distributions

On November 6, 2007, the board of directors declared a distribution of $0.62 per share for the quarter ended September 30, 2007, payable on December 10, 2007 to holders of record on December 5, 2007.

LLC Interests Issued

As discussed in Note 11, Stockholders’ Equity, on October 1, 2007, the Company issued 1,171,503 LLC interests to MIMUSA, for the $43.0 million performance fee generated in the quarter ended June 30, 2007, following MIMUSA’s election to re-invest the performance fee in Company stock.

Mercury FBOs Call Option Exercise

As discussed in Note 5, Acquisitions, the Company exercised its call option over the remaining 11% of the equity in Mercury and acquired the outstanding preferred shares in October 2007. Advisory fees for this transaction paid to the Macquarie Group subsequent to September 30, 2007 are disclosed in Note 13, Related Party Transactions.

MIC Inc. Acquisition Facility

As discussed in Note 8, Long-Term Debt, MIC Inc. made an additional drawdown under its acquisition credit facility of $29.0 million in October 2007, and then repaid the outstanding balance of $89.0 million in October 2007 with proceeds from the airport services business refinancing, discussed below.

Airport Services Business Debt Refinancing

As discussed in Note 8, Long-Term Debt, on October 16, 2007, the airport services business drew $906.3 million under its new term loan and revolving facilities, repaid its existing credit facilities and made a distribution to MIC Inc. which enabled repayment of the outstanding balance of $89.0 million under the MIC Inc. acquisition credit facility. Debt arranging fees paid to the Macquarie Group subsequent to September 30, 2007 are disclosed in Note 13, Related Party Transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We own, operate and invest in a diversified group of infrastructure businesses. They are an airport services business, a bulk liquid storage terminal business, a gas production and distribution business, a district energy business and an airport parking business. Each business provides basic, everyday services to customers in the U.S., such as gas for commercial and residential use and cold water for cooling high-rise buildings. Our businesses are further characterized by their long-lived physical assets and preferred position in their respective markets. As a result of these characteristics our businesses tend to generate sustainable and growing long-term cash flows. We operate and finance our businesses in a manner that maximizes these cash flows.

On June 25, 2007, all of the outstanding shares of trust stock issued by Macquarie Infrastructure Company Trust, or the Trust, were exchanged for an equal number of limited liability company interests in Macquarie Infrastructure Company LLC, or the Company, and the Trust was dissolved. Prior to this exchange and the dissolution of the Trust, all interests in the Company were held by the Trust.

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

On February 27, 2007, the board of directors declared a distribution of $0.57 per share for the quarter ended December 31, 2006, which was paid on April 9, 2007 to holders of record on April 4, 2007. On May 3, 2007, the board of directors declared a distribution of $0.59 per share for the quarter ended March 31, 2007, which was paid on June 8, 2007 to holders of record on June 5, 2007. On August 7, 2007, the board of directors declared a distribution of $0.605 per share for the quarter ended June 30, 2007, which was paid on September 11, 2007 to holders of record on September 6, 2007. On November 6, 2007 the board declared a distribution of $0.62 per share for the quarter ended September 30, 2007, payable on December 10, 2007 to holders of record on December 5, 2007.

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

The agreement reached with the Internal Revenue Service, or IRS, referred to in Note 14, Income Taxes, to our consolidated condensed financial statements in Part I, Item I of this Form 10-Q, will cause the Company to be treated as a corporation for federal income tax purposes beginning January 1, 2007. For tax year 2007 shareholders will need to include in taxable income the portion of our distributions that is characterized as a dividend. It is likely that a substantial portion of our distributions will be characterized as return of capital for tax purposes and will result in an adjustment to the shareholder’s basis rather than taxable income.

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

Equity Offering

Following the end of second quarter 2007, we completed an offering of an aggregate of 5,701,000 limited liability interests at a price of $40.99 per interest, for which we received proceeds of $223.8 million net of underwriting fees and expenses. In addition, on July 27, 2007, the Underwriters exercised their overallotment option for 464,871 limited liability interests, generating a further approximately $18.2 million in net proceeds. The proceeds of the offering were used to partially finance the acquisition of Mercury and San Jose (discussed below under “Acquisitions and Dispositions — Airport Services Business”).

Acquisitions and Dispositions

Results of operations for acquisitions by the airport services business and our acquisition of TGC are included in our consolidated results from their respective dates of acquisition. The results of the operations of IMTT Holdings Inc. are not included in our consolidated results, but our share of net income from the investment in the business is reflected in our equity in (losses) earnings and amortization charges of investee line in our financial statements from May 1, 2006.

Refer to our Annual Report on Form 10-K, filed with the SEC on March 1, 2007, for further details on the 2006 acquisitions, and also the dispositions of non-U.S. investments as discussed below.

Airport Services Business

On July 11, 2006, our airport services business acquired 100% of the shares of Trajen Holdings, Inc., or Trajen, the holding company for 23 fixed base operations, or FBOs, at airports in 11 states.

On May 30, 2007, our airport services business completed the acquisition of 100% of the interests in entities that own and operate the FBOs at Stewart International Airport in New York and Santa Monica Airport in California (together referred to as “Supermarine”).

On August 9, 2007, our airport services business completed the acquisition of approximately 89% of the equity of Mercury Air Center, Inc., or Mercury, which owns and operates 24 FBOs in the United States. In October 2007, we exercised our option to acquire the remaining 11% of equity, in the form of preferred shares.

On August 17, 2007, our airport services business completed the acquisition of 100% of the membership interests in SJJC Aviation Services, LLC, or San Jose, which owns and operates the two FBOs at San Jose Mineta International Airport.

With these acquisitions, our airport services business owns and operates a network of 68 FBOs and one heliport in the United States, the largest such network in the industry.

The Gas Company or TGC

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

Dispositions

On August 17, 2006, we sold our 16,517,413 stapled securities of Macquarie Communications Infrastructure Group (ASX: MCG), or MCG, for $76.4 million and recognized a gain on sale of $6.7 million. On October 2, 2006, we sold our 17.5% minority interest in the holding company for South East Water, or SEW, to HDF (UK) Holdings Limited and received net proceeds on the sale of approximately $89.5 million and recognized a gain on sale of $49.9 million. On December 29, 2006, we sold our interest in Macquarie Yorkshire Limited, the holding company for its 50% interest in Connect M1-A1 Holdings Limited (the parent of the holder of the Yorkshire Link Concession in England) and received approximately $83.0 million in January 2007. The gain on sale recognized in 2006 was $3.4 million.

Results of Operations

Except as noted, all discussion and analysis relates to both the quarter and nine-month periods.

Key Factors Affecting Operating Results

•	positive contributions from our acquisitions including:
•	acquisition of 51 FBOs acquired since July 2006;
•	the acquisition of 50% of IMTT in May 2006, and its declaration of a $7.0 million dividend each quarter since the second quarter of 2006. Our investment in IMTT is accounted for using the equity method. As a result, a large portion of the dividends from IMTT increase our cash flow from investing activities but are not included in our statements of operations;
•	the acquisition of TGC in June 2006;
•	increased gross profit from our airport services business;
•	higher base management fees due to our increased market capitalization;
•	substantially higher performance fees for the nine-month period due to the out performance of our stock price compared with the benchmark indices, all of which have been reinvested in additional LLC interests and therefore have no effect on cash available for distribution as dividends; and
•	an increase in interest expense due to the overall increase in our debt to fund our acquisitions.

Our consolidated results of operations are summarized below (in thousands) (unaudited):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2007	2006	Change		2007	2006	Change
			$	%			$	%
Revenue
Revenue from product sales	$145,605	$105,557	40,048	37.9	$371,062	$204,691	166,371	81.3
Service revenue	74,700	56,430	18,270	32.4	192,947	147,060	45,887	31.2
Financing and equipment lease income	1,221	1,273	(52)	(4.1)	3,704	3,856	(152)	(3.9)
Total revenue	221,526	163,260	58,266	35.7	567,713	355,607	212,106	59.6
Costs and expenses
Cost of product sales	96,220	73,326	(22,894)	(31.2)	241,825	135,370	(106,455)	(78.6)
Cost of services	31,075	26,541	(4,534)	(17.1)	80,740	70,205	(10,535)	(15.0)
Gross profit	94,231	63,393	(30,838)	(48.6)	245,148	150,032	(95,116)	(63.4)
Selling, general and administrative	50,632	35,107	(15,525)	(44.2)	128,174	82,806	(45,368)	(54.8)
Fees to manager	5,437	3,955	(1,482)	(37.5)	59,962	14,151	(45,811)	NM
Depreciation	5,035	4,138	(897)	(21.7)	13,088	7,969	(5,119)	(64.2)
Amortization of intangibles	9,219	6,385	(2,834)	(44.4)	23,151	13,411	(9,740)	(72.6)
Total operating expenses	70,323	49,585	(20,738)	(41.8)	224,375	118,337	(106,038)	(89.6)
Operating income	23,908	13,808	10,100	73.1	20,773	31,695	(10,922)	(34.5)
Other income (expense)
Dividend income	—	3,393	(3,393)	(100.0)	—	8,395	(8,395)	(100.0)
Interest income	2,062	849	1,213	142.9	4,986	3,731	1,255	33.6
Interest expense	(21,779)	(25,801)	4,022	15.6	(57,050)	(57,068)	18	NM
Loss on extinguishment of debt	(17,708)	—	(17,708)	NM	(17,708)	—	(17,708)	NM
Equity in (losses) earnings and amortization charges of investees	(1,659)	1,734	(3,393)	(195.7)	661	7,302	(6,641)	(90.9)
(Loss) gain on derivative instruments	(2,227)	(17,066)	14,839	87.0	(1,566)	3,096	(4,662)	(150.6)
Other income (expense), net	296	6,657	(6,361)	(95.6)	(348)	6,584	(6,932)	(105.3)
Net (loss) income before income taxes and minority interests	(17,107)	(16,426)	(681)	(4.1)	(50,252)	3,735	(53,987)	NM
(Provision) benefit for income taxes	(971)	6,270	(7,241)	(115.5)	14,907	3,259	11,648	NM
Net (loss) income before minority interests	(18,078)	(10,156)	(7,922)	(78.0)	(35,345)	6,994	(42,339)	NM
Minority interests	(86)	(138)	52	37.7	(183)	14	(197)	NM
Net (loss) income	$(17,992)	$(10,018)	(7,974)	(79.6)	$(35,162)	$6,980	(42,142)	NM

NM – Not meaningful

Gross Profit and Selling, General and Administrative Expenses

The increase in our consolidated gross profit and selling, general and administrative expenses was due primarily to the acquisitions of Mercury and San Jose in August 2007, Supermarine in May 2007, Trajen in July 2006 and TGC in June 2006 and growth in existing businesses, particularly our airport services business.

Fees to Manager

The nine months ended September 30, 2007 includes $44.0 million in performance fees earned by our manager, MIMUSA, in the first two quarters of 2007. The nine months ended September 30, 2006 includes $4.1 million in performance fees from the first quarter of 2006. MIMUSA elected to reinvest these performance fees in shares of LLC interests. The remainder of the fees comprises base fees, which are higher due to an increase in our market capitalization.

Other Income (Expense)

Our dividend income in 2006 consisted of distributions from our investments in MCG and SEW, which we sold in the third and fourth quarters of 2006, respectively.

Loss on extinguishment of debt comprises a $14.7 million make-whole payment and $3.0 million write-off of deferred financing costs in connection with the refinancing of our district energy business’s debt facilities in September 2007.

Interest expense increased due mostly to a higher level of debt in 2007, primarily from the aforementioned acquisitions.

Our equity in (losses) earnings and amortization charges of investees comprises our equity in the earnings on our Yorkshire Link investment and investment in IMTT. We acquired our investment in IMTT in the second quarter of 2006. We sold our investment in Yorkshire Link in the fourth quarter of 2006.

Income Taxes

For the 2006 year, the Company reported a net loss before taxes at the MIC Inc. level, for which it recorded an income tax benefit. The Company also reported net income before taxes from non US investments that will not be subject to income taxes payable by the Company. The income derived from non US investments was partially offset by the pre-tax loss at the MIC Inc. level, resulting in pre-tax income on a consolidated basis.

The Company projects a consolidated net loss before taxes for 2007, for which it expects to record an income tax benefit. The Company has agreed with the Internal Revenue Service to be treated as a corporation for all of 2007. The portion of the loss attributable to MIC Inc. is no longer relevant, as all income of the Company and MIC Inc. will be included in one consolidated federal income tax return.

For 2006 and the first six months of 2007, the Company recorded deferred tax assets of approximately $2.4 million and $3.4 million, respectively, related to the excess of the tax basis over the carrying value of its investment in IMTT. The Company no longer believes the excess tax basis will reverse in the foreseeable future, therefore the tax provision for the quarter ended September 30, 2007, includes a charge of approximately $5.8 million to write-off these deferred tax assets.

Earnings Before Interest, Taxes, Depreciation and Amortization, or EBITDA

We have included EBITDA, a non-GAAP financial measure, on both a consolidated basis as well as for each of our consolidated businesses as we consider it to be an important measure of our overall performance. We believe EBITDA provides additional insight into the performance of our operating companies and our ability to service our obligations and support our ongoing distribution policy. Net income (loss) includes non-cash gains and/or losses on derivative instruments, as well as losses on the extinguishment of debt, which have not been reversed in the calculation of EBITDA.

A reconciliation of net (loss) income to EBITDA, on a consolidated basis, is provided below (in thousands) (unaudited):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	$	$	$	$
Net (loss) income(1)	(17,992)	(10,018)	(35,162)	6,980
Interest expense, net	19,717	24,952	52,064	53,337
Income taxes	971	(6,270)	(14,907)	(3,259)
Depreciation(2)	5,035	4,138	13,088	7,969
Depreciation – cost of services(2)	2,630	2,424	7,606	6,883
Amortization(3)	9,219	6,385	23,151	13,411
EBITDA	19,580	21,611	45,840	85,321

(1)	Net loss for the nine months ended September 30, 2007 includes performance fees earned by our manager, MIMUSA, of $43.0 million in the second quarter and $957,000 in the first quarter of 2007. Net income for the nine months ended September 30, 2006 includes performance fees of $4.1 million in the first quarter of 2006. MIMUSA elected to reinvest these performance fees in shares. Net loss in 2007 also includes a make-whole payment of $14.7 million related to our district energy business’ debt refinancing in September 2007.
(2)	Depreciation – cost of services includes depreciation expense for our district energy business and airport parking business, which are reported in cost of services in our consolidated condensed statements of operations. Depreciation and Depreciation - cost of services do not include step-up depreciation expense of $1.7 million, $1.7 million, $5.2 million and $2.9 million in connection with our investment in IMTT for the quarters ended September 30, 2007 and 2006 and the nine month periods ended on the same dates, respectively, which is reported in equity in (losses) earnings and amortization charges of investees in our statements of operations.
(3)	Does not include step-up amortization expense related to intangible assets in connection with our investment in the toll road business of $998,000 and $2.9 million for the quarter and nine months ended September 30, 2006, respectively. Also does not include step-up amortization expense related to intangible assets in connection with our investment in IMTT of $283,000, $283,000, $850,000 and $472,000 for the quarters ended September 30, 2007 and 2006 and the nine month periods ended on the same dates, respectively. These are both reported in equity in (losses) earnings and amortization charges of investees in our statements of operations.

Business Segment Operations

AIRPORT SERVICES BUSINESS

Information in the tables below relating to existing locations in 2007 represent the results of our airport services business, excluding the acquisitions of Supermarine, Mercury and San Jose. For the quarter ended September 30, 2007, the acquisition column and the total 2007 results in the table below include the operating results for:

•	Supermarine for the period July 1, 2007 to September 30, 2007;
•	Mercury for the period August 9, 2007 to September 30, 2007; and
•	San Jose for the period August 17, 2007 to September 30, 2007.

For the nine months ended September 30, 2007, the acquisition column and the total 2007 results in the table below include the operating results for:

•	Trajen for the period January 1, 2007 to June 30, 2007;
•	Supermarine for the period May 31, 2007 to September 30, 2007;
•	Mercury for the period August 9, 2007 to September 30, 2007; and
•	San Jose for the period August 17, 2007 to September 30, 2007.

Key Factors Affecting Operating Results

•	contribution of positive operating results from two Supermarine FBOs acquired in May 2007 and 24 Mercury FBOs and two San Jose FBOs acquired in August 2007;
•	higher dollar-based per gallon fuel margins and higher fuel volumes;
•	increased de-icing revenue in the first quarter of the year as result of a colder winter in the Northeast of the country;
•	increased expenses related to the operation of 28 acquired FBOs, and
•	higher interest costs from the increased borrowings related to the acquisitions in May and August 2007.

Quarter Ended September 30, 2007 Compared to Quarter Ended September 30, 2006

	Existing Locations(3)					Total
	2007	2006	Change		Acquisitions(2)	2007	2006	Change
	$	$	$	%	$	$	$	$	%
	($ in Thousands) (Unaudited)
Revenue
Fuel revenue	73,249	69,354	3,895	5.6	31,264	104,513	69,354	35,159	50.7
Non-fuel revenue	26,970	23,239	3,731	16.1	12,102	39,072	23,239	15,833	68.1
Total revenue	100,219	92,593	7,626	8.2	43,366	143,585	92,593	50,992	55.1
Cost of revenue
Cost of revenue-fuel	44,532	43,199	(1,333)	(3.1)	20,029	64,561	43,199	(21,362)	(49.5)
Cost of revenue-non-fuel	2,308	2,112	(196)	(9.3)	2,730	5,038	2,112	(2,926)	(138.5)
Total cost of revenue	46,840	45,311	(1,529)	(3.4)	22,759	69,599	45,311	(24,288)	(53.6)
Fuel gross profit	28,717	26,155	2,562	9.8	11,235	39,952	26,155	13,797	52.8
Non-fuel gross profit	24,662	21,127	3,535	16.7	9,372	34,034	21,127	12,907	61.1
Gross profit	53,379	47,282	6,097	12.9	20,607	73,986	47,282	26,704	56.5
Selling, general and administrative expenses	29,800	26,776	(3,024)	(11.3)	12,041	41,841	26,776	(15,065)	(56.3)
Depreciation and amortization	7,939	8,047	108	1.3	3,617	11,556	8,047	(3,509)	(43.6)
Operating income	15,640	12,459	3,181	25.5	4,949	20,589	12,459	8,130	65.3
Interest expense, net	(8,183)	(7,827)	(356)	(4.5)	(3,459)	(11,642)	(7,827)	(3,815)	(48.7)
Other income (expense)	(44)	590	(634)	(107.5)	16	(28)	590	(618)	(104.7)
Unrealized loss on derivative instruments	(1,951)	(11,260)	9,309	82.7	(1)	(1,952)	(11,260)	9,308	82.7
Income tax (provision) benefit	(2,165)	2,135	(4,300)	NM	(597)	(2,762)	2,135	(4,897)	NM
Net income (loss)(1)	3,297	(3,903)	7,200	184.5	908	4,205	(3,903)	8,108	NM
Reconciliation of net income (loss) to EBITDA:
Net income (loss)(1)	3,297	(3,903)			908	4,205	(3,903)
Interest expense, net	8,183	7,827			3,459	11,642	7,827
Income tax provision (benefit)	2,165	(2,135)			597	2,762	(2,135)
Depreciation and amortization	7,939	8,047			3,617	11,556	8,047
EBITDA	21,584	9,836	11,748	119.4	8,581	30,165	9,836	20,329	NM

NM – Not meaningful

(1)	Corporate allocation expense, and the federal tax effect, have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.
(2)	Acquisitions include the results of Supermarine FBOs (acquired May 30, 2007) for the quarter ended September 30, 2007, Mercury FBOs (acquired August 9, 2007) for the period August 9 to September 30, 2007 and San Jose FBOs (acquired August 17, 2007) for the period August 17 to September 30, 2007.
(3)	Results for the Existing Locations include Trajen's results from July 1 to September 30 in 2007 and July 11 to September 30 in 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

	Existing Locations					Total
	2007	2006	Change		Acquisitions(2)	2007	2006	Change
	$	$	$	%	$	$	$	$	%
	($ in Thousands) (Unaudited)
Revenue
Fuel revenue	159,717	157,644	2,073	1.3	88,332	248,049	157,644	90,405	57.3
Non-fuel revenue	70,279	59,072	11,207	19.0	28,793	99,072	59,072	40,000	67.7
Total revenue	229,996	216,716	13,280	6.1	117,125	347,121	216,716	130,405	60.2
Cost of revenue
Cost of revenue-fuel	94,304	96,985	2,681	2.8	55,173	149,477	96,985	(52,492)	(54.1)
Cost of revenue-non-fuel	6,301	6,002	(299)	(5.0)	4,830	11,131	6,002	(5,129)	(85.5)
Total cost of revenue	100,605	102,987	2,382	2.3	60,003	160,608	102,987	(57,621)	(55.9)
Fuel gross profit	65,413	60,659	4,754	7.8	33,159	98,572	60,659	37,913	62.5
Non-fuel gross profit	63,978	53,070	10,908	20.6	23,963	87,941	53,070	34,871	65.7
Gross profit	129,391	113,729	15,662	13.8	57,122	186,513	113,729	72,784	64.0
Selling, general and administrative expenses	68,333	63,732	(4,601)	(7.2)	33,237	101,570	63,732	(37,838)	(59.4)
Depreciation and amortization	16,747	16,918	171	1.0	11,226	27,973	16,918	(11,055)	(65.3)
Operating income	44,311	33,079	11,232	34.0	12,659	56,970	33,079	23,891	72.2
Interest expense, net	(18,012)	(21,597)	3,585	16.6	(10,160)	(28,172)	(21,597)	(6,575)	(30.4)
Other (expense) income	(110)	525	(635)	(121.0)	23	(87)	525	(612)	(116.6)
Unrealized loss on derivative instruments	(2,030)	(364)	(1,666)	NM	(1)	(2,031)	(364)	(1,667)	NM
Income tax provision	(9,576)	(4,597)	(4,979)	(108.3)	(1,000)	(10,576)	(4,597)	(5,979)	(130.1)
Net income(1)	14,583	7,046	7,537	107.0	1,521	16,104	7,046	9,058	128.6
Reconciliation of net income to EBITDA:
Net income(1)	14,583	7,046			1,521	16,104	7,046
Interest expense, net	18,012	21,597			10,160	28,172	21,597
Income tax provision (benefit)	9,576	4,597			1,000	10,576	4,597
Depreciation and amortization	16,747	16,918			11,226	27,973	16,918
EBITDA	58,918	50,158	8,760	17.5	23,907	82,825	50,158	32,667	65.1

NM – Not meaningful

(1)	Corporate allocation expense, and the federal tax effect, have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.
(2)	Acquisitions include the results of Trajen FBOs (acquired July 11, 2006) for the period January 1 to June 30, 2007 only, Supermarine FBOs (acquired May 30, 2007) for the period May 30 to September 30, 2007, Mercury FBOs (acquired August 9, 2007) for the period August 9 to September 30, 2007 and San Jose FBOs (acquired August 17, 2007) for the period August 17 to September 30, 2007. Third quarter results for Trajen FBOs in 2007 and 2006 are included in Existing Locations.

Revenue and Gross Profit

Most of the revenue and gross profit in our airport services business is generated through fueling general aviation aircraft at our 69 FBOs around the United States. This revenue is categorized according to who owns the fuel we use to service these aircraft. If we own the fuel, we record our cost to purchase that fuel as cost of revenue-fuel. Our corresponding fuel revenue is our cost to purchase that fuel plus a margin. We generally pursue a strategy of maintaining, and where appropriate, increasing dollar-based margins, thereby passing any increase in fuel prices to the customer. We also have into-plane arrangements whereby we fuel aircraft with fuel owned by another party. We collect a fee for this service that is recorded as non-fuel revenue. Other non-fuel revenue includes various services such as hangar rentals, de-icing and airport services. Cost of revenue–non-fuel includes our cost, if any, to provide these services.

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

Our total revenue and gross profit growth were due to several factors:

•	inclusion of the results of acquisitions concluded in May and August 2007;
•	higher fuel volumes;
•	an increase in average dollar per gallon fuel margins at existing locations, resulting largely from a higher proportion of transient customers, which generally pay higher margins.

Operating Expenses

The increase in selling, general and administrative expenses is primarily due to the addition of expense associated with the integration and rebranding of the acquired locations. The increase at our existing locations is a result of increased compensation expense including non-cash benefits, in addition to higher credit card fees and increased maintenance and repair costs.

Interest Expense, Net

The increase in the quarterly total interest expense is due to the increased debt level associated with acquisitions and higher non-cash amortization of deferred financing costs. In May 2007, we increased borrowings under our existing debt facility by $32.5 million to partially finance the acquisition of Supermarine. This debt facility provides an aggregate term loan borrowing of $512.5 million in total, and a $5.0 million working capital facility.

Excluding the impact of a non-cash interest expense related to swap adjustment in 2006, net interest expense for the nine months ended September 30, 2007 increased as a result of higher debt levels associated with acquisitions and higher non-cash amortization of deferred financing costs.

In August 2007, we entered into a new debt facility for $192.0 million to partially finance our acquisition of Mercury and an additional debt facility for $80.0 million to partially finance our acquisition of San Jose.

EBITDA

Excluding the non-cash loss from derivative instruments, EBITDA at existing locations and total EBITDA for the quarter ended September 30, 2007 would have increased by approximately $2.4 million, or 12% and $11.0 million, or 52%, respectively. Excluding the non-cash loss on derivatives, EBITDA at existing locations and total EBITDA for the nine months ended September 30, 2007 would have increased by $10.4 million, or 20.6% and $34.3 million, or 68.0%, respectively. EBIDTA growth was driven by:

•	higher fuel volumes;
•	increased average dollar per gallon fuel margins; and
•	the inclusion of the results of acquisitions concluded in May and August 2007.

BULK LIQUID STORAGE TERMINAL BUSINESS

We account for our 50% investment in the bulk liquid storage terminal business under the equity method. We recognized $1.7 million losses and $661,000 earnings in our consolidated results for the quarter and nine months ended September 30, 2007. In addition to our 50% share of IMTT’s net loss and net income for the quarter and nine month periods of $476,000 loss and $4.3 million income, respectively, we recorded additional depreciation and amortization expense (net of taxes) of $1.2 million and $3.6 million for the same periods, respectively.

We have received $21.0 million in cash dividends from IMTT during the nine months ended September 30, 2007. IMTT declared a dividend of $14.0 million in September 2007 with $7.0 million payable to us that we have recorded as a receivable at September 30, 2007, and which we received in October 2007.

To enable meaningful analysis of IMTT’s performance across periods, IMTT’s performance for the full quarter and nine months ended September 30, 2007, compared to the prior corresponding periods which in part were prior to our investment, is discussed below.

Key Factors Affecting Operating Results

•	terminal revenue and terminal gross profit increased principally due to:
•	increases in average tank rental rates and storage capacity rented to customers;
•	increases in throughput revenue;
•	increases in revenue from the provision of other services; and
•	consolidation of IMTT’s partially owned subsidiary, IMTT-Quebec, which owns a terminal in Quebec, Canada. This subsidiary was reported using the equity method of accounting in 2006.

Quarter and Nine Months Ended September 30, 2007 Compared to Quarter and
Nine Months Ended September 30, 2006

	Quarter Ended September 30,				Nine Months Ended September 30,
	2007	2006	Change		2007	2006	Change
	$	$	$	%	$	$	$	%
	($ in Thousands) (Unaudited)
Revenue
Terminal revenue	60,563	49,513	11,050	22.3	181,465	152,320	29,145	19.1
Environmental response revenue	5,785	5,093	692	13.6	18,490	15,099	3,391	22.5
Nursery revenue	1,567	1,550	17	1.1	8,058	7,607	451	5.9
Total revenue	67,915	56,156	11,759	20.9	208,013	175,026	32,987	18.8
Costs and expenses
Terminal operating costs	31,802	27,551	(4,251)	(15.4)	98,217	85,717	(12,500)	(14.6)
Environmental response operating costs	4,449	3,264	(1,185)	(36.3)	14,528	9,218	(5,310)	(57.6)
Nursery operating costs	1,764	1,929	165	8.6	7,810	8,201	391	4.8
Total operating costs	38,015	32,744	(5,271)	(16.1)	120,555	103,136	(17,419)	(16.9)
Terminal gross profit	28,761	21,962	6,799	31.0	83,248	66,603	16,645	25.0
Environmental response gross profit	1,336	1,829	(493)	(27.0)	3,962	5,881	(1,919)	(32.6)
Nursery gross (loss) profit	(197)	(379)	182	48.0	248	(594)	842	141.8
Gross profit	29,900	23,412	6,488	27.7	87,458	71,890	15,568	21.7
General and administrative expenses	6,335	5,301	(1,034)	(19.5)	18,002	16,167	(1,835)	(11.4)
Depreciation and amortization	8,912	7,598	(1,314)	(17.3)	26,474	22,763	(3,711)	(16.3)
Operating income	14,653	10,513	4,140	39.4	42,982	32,960	10,022	30.4
Interest expense, net	(3,244)	(3,027)	(217)	(7.2)	(10,612)	(12,350)	1,738	14.1
Loss on extinguishment of debt(1)	—	—	—	—	(12,569)	—	(12,569)	NM
Other income	566	1,619	(1,053)	(65.0)	4,049	3,686	363	9.8
Unrealized (loss) gain on derivative instruments	(12,467)	(2,136)	(10,331)	NM	(8,040)	1,369	(9,409)	NM
Provision for income taxes	(377)	(3,031)	2,654	87.6	(7,105)	(10,575)	3,470	32.8
Minority interest	(83)	—	(83)	NM	(58)	—	(58)	NM
Net (loss) income	(952)	3,938	(4,890)	(124.2)	8,647	15,090	(6,443)	(42.7)
Reconciliation of net (loss) income to EBITDA:
Net (loss) income	(952)	3,938			8,647	15,090
Interest expense, net	3,244	3,027			10,612	12,350
Provision for income taxes	377	3,031			7,105	10,575
Depreciation and amortization	8,912	7,598			26,474	22,763
EBITDA(2)	11,581	17,594	(6,013)	(34.2)	52,838	60,778	(7,940)	(13.1)

NM – Not meaningful

(1)	Previously included in interest expense, net, in the second quarter of 2007.
(2)	Includes items not expected to recur:
– $2.1 million gain on insurance settlements in the first half of 2007
– $333,000 gain on asset sale in the first half of 2007
– $1.0 million gain on legal settlements in the third quarter of 2006
– $424,000 of accounts payable write-offs in the first half of 2006

Consolidation of Quebec Results

As noted earlier, IMTT reported financial results for the Quebec site using equity accounting during 2006 but incorporated 2007 results into its financials on a consolidated basis. The following table provides IMTT results in which Quebec 2007 results are consolidated compared to where the impact of Quebec has been removed. None of the items in Note (2) to the previous table relate to Quebec.

	Quarter Ended September 30, 2007		Nine Months Ended September 30, 2007
($ in thousands)	IMTT	IMTT Excl. Quebec	IMTT	IMTT Excl. Quebec
	$	$	$	$
Total revenue	67,915	65,428	208,013	201,165
Total operating costs	38,015	36,556	120,555	116,040
Total gross profit	29,900	28,872	87,458	85,125
Operating income	14,653	14,312	42,982	42,360
EBITDA	11,581	10,904	52,838	51,238

To provide a more meaningful comparison of current and previous year results, the following discussion and analysis of financial results will compare the “IMTT Excluding Quebec” 2007 results to the actual 2006 results.

Revenue and Gross Profit

Terminal revenue increased 17.3% and 14.5% for the quarter and nine-month period, respectively, reflecting growth in each major service segment. Storage revenue increased $4.2 million and $12.2 million during the quarter and nine-month period, respectively, as the average rental rates charged to customers increased by 11.3% and 7.8% during the quarter and nine-month period, respectively. Storage capacity utilization, which was 96% and 95% during the quarter and nine-month period of 2006, respectively was 94% for the third quarter 2007 and 96% for the nine-month period 2007. Terminal revenue growth during the quarter and nine-month period also resulted from increases in throughput ($1.0 million and $2.8 million, respectively) and other services and fees ($2.8 million and $5.6 million, respectively). The business also had increased profits from heating services.

Gross profit from terminal services increased 26.6% and 21.4% for the quarter and nine-month period, respectively. During the quarter and nine month period in 2007, the dollar increase in terminal revenues was partially offset by increased costs of direct labor and materials consumed during packaging activities which were in part related to the increase in revenues from terminal services.

Gross profit from environmental response services decreased by $0.5 million and $1.9 million for the quarter and nine-month periods, respectively, reflecting a decrease in profit margins for spill response activities and other services.

A customer recently began construction of a 60 million gallon per year biodiesel plant at the IMTT site in St. Rose, Louisiana. In this effort, the customer has responsibility for all capital expenditures and IMTT will generate revenue and profits by providing storage and throughput services. This biodiesel plant is projected to start production by the end of 2008 and should have no material impact on IMTT financial results during 2008, with increasing significance thereafter.

Depreciation and Amortization

Depreciation and amortization expense increased by $1.0 million and $2.7 million for the quarter and nine-month periods, respectively, due to continuing high levels of growth capital additions.

Loss on Extinguishment of Debt

Loss on extinguishment of debt comprised a $12.3 million make-whole payment and $232,000 write-off of deferred financing costs associated with the repayment of the two tranches of senior notes in connection with the establishment of the new $625.0 million revolving credit facility for IMTT in the second quarter of 2007.

Other Income

Other income during the quarter was $1.0 million below the previous year due to $1.0 million in gains from legal settlements during the third quarter of 2006. Other income for the nine-month period increased by $0.4 million due to non-recurring items. These items included gains of $2.1 million on insurance settlements received for claims related to Hurricane Katrina and other matters as well as a $333,000 gain on the sale of assets. Other income for the first nine months of 2006 included $424,000 of non-recurring income related to the write-off of payables as well as the $1.0 million in gains from legal settlements noted earlier.

Unrealized Loss (Gain) on Derivative Instruments

As part of the refinancing in the second quarter of 2007, we entered into additional interest rate swap arrangements to fix the effective interest rate on the new debt facilities. IMTT does not apply hedge accounting. As a result, movements in the fair value of the bulk liquid storage terminal business’ interest rate derivatives are taken through earnings and reported in the unrealized (loss) gain on derivative instruments line in that business’ financial statements.

EBITDA

EBITDA for third quarter 2007 and nine-month 2007 includes losses from interest swap agreements and certain non-recurring items discussed above such as gains on insurance settlements and a gain on an asset sale. Excluding unrealized losses from interest rate swap agreements in both 2006 and 2007 as well as the non-recurring items, EBITDA for the quarter and nine-month period would have increased by 23.1% and decreased by 2.3%, respectively.

THE GAS COMPANY

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

Key Factors Affecting Operating Results

•	increased utility contribution margin due principally to:
•	non-recurrence of customer rebates provided in the third quarter of 2006 offset by:
•	fuel cost adjustments; and
•	crude oil price fluctuations.
•	increased non-utility contribution margin primarily due to:
•	price increases subsequent to September 2006 offset by:
•	slight decrease in therm sales; and
•	increased costs to deliver LPG to Oahu’s neighboring islands.

Management analyzes contribution margin for TGC because it believes that contribution margin, although a non-GAAP measure, is useful and meaningful to understanding the performance of TGC utility operations under its regulated rate structure and of its non-utility operations under a competitive pricing structure. Both structures provide the business with an ability to change rates when underlying feedstock costs change. Contribution margin should not be considered an alternative to operating income, or net income, which are determined in accordance with U.S. generally accepted accounting principles (“GAAP”). Other companies may calculate contribution margin differently and, therefore, the contribution margin presented for TGC is not necessarily comparable with other companies.

Quarter and Nine Months Ended September 30, 2007 Compared to Quarter and
Nine Months Ended September 30, 2006

	Quarter Ended September 30,				Nine Months Ended September 30,
	2007	2006	Change		2007	2006	Change
	$	$	$	%	$	$	$	%
	($ in Thousands) (Unaudited)
Contribution margin
Revenue – utility	23,871	20,611	3,260	15.8	68,982	69,562	(580)	(0.8)
Cost of revenue – utility	16,261	16,387	126	0.8	45,860	47,369	1,509	3.2
Contribution margin – utility	7,610	4,224	3,386	80.2	23,122	22,193	929	4.2
Revenue – non-utility	17,221	15,592	1,629	10.4	54,031	50,618	3,413	6.7
Cost of revenue – non-utility	10,273	9,186	(1,087)	(11.8)	32,078	30,354	(1,724)	(5.7)
Contribution margin – non-utility	6,948	6,406	542	8.5	21,953	20,264	1,689	8.3
Total contribution margin	14,558	10,630	3,928	37.0	45,075	42,457	2,618	6.2
Production	1,344	1,175	(169)	(14.4)	3,676	3,394	(282)	(8.3)
Transmission and distribution	3,780	3,379	(401)	(11.9)	10,733	10,428	(305)	(2.9)
Selling, general and administrative expenses	4,361	3,790	(571)	(15.1)	12,471	12,199	(272)	(2.2)
Depreciation and amortization	1,648	1,659	11	0.7	5,045	4,443	(602)	(13.5)
Operating income	3,425	627	2,798	NM	13,150	11,993	1,157	9.6
Interest expense, net	(2,279)	(2,444)	165	6.8	(6,811)	(6,404)	(407)	(6.4)
Other (expense) income	(35)	181	(216)	(119.3)	(69)	(1,663)	1,594	95.9
Unrealized loss on derivative instruments	(197)	(5,865)	5,668	96.6	(397)	(3,953)	3,556	90.0
Income (loss) before taxes(1)	914	(7,501)	8,415	112.2	5,873	(27)	5,900	NM
Reconciliation of income (loss) before taxes to EBITDA:
Income (loss) before taxes(1)	914	(7,501)			5,873	(27)
Interest expense, net	2,279	2,444			6,811	6,404
Depreciation and amortization	1,648	1,659			5,045	4,443
EBITDA(2)	4,841	(3,398)	8,239	NM	17,729	10,820	6,909	63.9

NM – Not meaningful

(1)	Corporate allocation expense has been excluded from the above table as it is eliminated on consolidation at the MIC Inc. level.
(2)	Includes items not expected to recur:
– $4.1 million of customer rebate in the third quarter of 2006
– $1.1 million decrease in unbilled revenue in the first quarter of 2007
– $2.3 million of transaction costs in the first half of 2006

Contribution Margin and Operating Income

The utility contribution margin increased primarily due to the non-recurrence of $4.1 million of customer rebates that were made in 2006 as required by Hawaii state regulators as a condition of our purchase of TGC, partially offset by:

•	fluctuations in crude oil prices;
•	slightly lower volume of therm sales;
•	customer mix of lower margin sales;
•	$1.2 million of fuel cost adjustments primarily in the first half of 2007; and
•	$1.1 milion due to unbilled revenue calculation period in the first quarter of 2007.

The cash effect of the $1.2 million decrease from fuel cost adjustments was offset by withdrawals from an escrow account that was established and funded at acquisition by the seller. TGC believes that these escrowed funds will be fully utilized by mid-2008 and thereafter escrowed funds would not be available.

The $1.1 million effect of unbilled revenue was due to a change in the frequency of calculation during the respective calculation periods. The quarter-over-quarter impact of the calculation frequency has been eliminated from April 1, 2007 forward. However, the first quarter impact will continue to effect year-over-year comparisons throughout 2007. Period-over-period comparisons of contribution margin will continue to be impacted by changes in volume and rates. The non-utility contribution margin increased due to customer price increases subsequent to September 2006 partially offset by higher costs of LPG, increases in the cost to transport LPG between islands and slightly lower volume of therm sales. Management believes that the lower therm sales are the result of hotel renovations, restaurant closures, slightly warmer weather and general trends in energy conservation.

Production costs were higher due primarily to higher personnel costs and rent. Production costs for the nine months were partially offset by lower electricity costs. Transmission and distribution costs were higher due principally to higher personnel, government required pipeline inspections and vehicle maintenance costs partially offset by higher capitalization of costs in connection with asset additions.

Selling, general and administrative costs were higher due to higher personnel, employee benefits and professional service costs. The costs in 2006 included overhead charges by the prior parent company during the period of their ownership in 2006.

Depreciation and amortization increased for the nine months due to the higher asset basis that resulted from our purchase of TGC and for equipment additions.

TGC’s supply agreement for feedstock used in its SNG plants expires during 2008. Consistent with current practices, we believe the prices for the feedstock will be increased as part of a new contract and that we will be able to pass through this increase to utility customers. However, the new contract (and the ability to pass through these costs) will likely require approval by the Hawaii Public Utilities Commission. TGC’s supply agreements for LPG also expire in 2008. We believe that, due to higher petroleum prices, the cost of LPG will likely be higher under new agreements. To the extent that the company is unable to recover all of these higher prices through customer price increases or that the higher prices reduce TGC’s competitive position vis-a-vis other energy sources, the company’s sales volumes and margins could be adversely affected.

Interest Expense

Interest expense increased in the nine-months due to our acquisition funding. Interest expense in 2006 also included the prior owner’s write-off of deferred financing costs for the retirement of their debt in connection with its sale of the business.

Other (Expense) Income

Other expense for 2006 included $2.3 million of transaction costs incurred prior to our ownership.

EBITDA

EBITDA was higher in 2007 compared with 2006. Excluding the effects of the customer rebates and the unbilled revenue calculation discussed above, as well as 2006 transaction costs, all of which we do not expect to recur, and non-cash derivative loss, EBITDA would have decreased by $1.5 million, or 23% and $1.9 million, or 9% for the quarter and nine-month periods, respectively.

DISTRICT ENERGY BUSINESS

Key Factors Affecting Operating Results

•	capacity revenue increased due to the conversion of interruptible customers and annual inflation-related increases of contract capacity rates;
•	cooling consumption revenue and electricity costs increased due to higher electricity costs from the deregulation of the Illinois electricity market. Consumption revenue also increased due to warmer average temperatures; and
•	both capacity and consumption revenue increased due to a net increase in contracted capacity.

Quarter and Nine Months Ended September 30, 2007 Compared to Quarter and
Nine Months Ended September 30, 2006

	Quarter Ended September 30,				Nine Months Ended September 30,
	2007	2006	Change		2007	2006	Change
	$	$	$	%	$	$	$	%
	($ in Thousands) (Unaudited)
Cooling capacity revenue	4,788	4,422	366	8.3	14,077	12,852	1,225	9.5
Cooling consumption revenue	10,760	9,113	1,647	18.1	19,422	15,846	3,576	22.6
Other revenue	671	735	(64)	(8.7)	2,088	2,371	(283)	(11.9)
Finance lease revenue	1,221	1,273	(52)	(4.1)	3,704	3,856	(152)	(3.9)
Total revenue	17,440	15,543	1,897	12.2	39,291	34,925	4,366	12.5
Direct expenses – electricity	7,073	6,377	(696)	(10.9)	12,857	10,662	(2,195)	(20.6)
Direct expenses – other(1)	4,268	4,351	83	1.9	13,143	12,880	(263)	(2.0)
Direct expenses – total	11,341	10,728	(613)	(5.7)	26,000	23,542	(2,458)	(10.4)
Gross profit	6,099	4,815	1,284	26.7	13,291	11,383	1,908	16.8
Selling, general and administrative expenses	633	993	360	36.3	2,223	2,768	545	19.7
Amortization of intangibles	345	345	—	—	1,023	1,023	—	—
Operating income	5,121	3,477	1,645	47.3	10,045	7,592	2,453	32.3
Interest expense, net	(2,242)	(2,105)	(137)	(6.5)	(6,502)	(6,281)	(221)	(3.5)
Loss on extinguishment of debt	(17,708)	—	(17,708)	NM	(17,708)	—	(17,708)	NM
Other income	355	49	306	NM	548	14	534	NM
Income tax provision	(1,152)	(468)	(684)	(146.2)	(1,369)	(229)	(1,140)	NM
Minority interest	(141)	(133)	(8)	(6.0)	(413)	(394)	(19)	(4.8)
Net (loss) income(2)	(15,767)	820	(16,586)	NM	(15,399)	702	(16,101)	NM
Reconciliation of net (loss) income to EBITDA:
Net (loss) income(2)	(15,767)	820			(15,399)	702
Interest expense, net	2,242	2,105			6,502	6,281
Income tax provision	1,152	468			1,369	229
Depreciation	1,446	1,427			4,317	4,277
Amortization of intangibles	345	345			1,023	1,023
EBITDA	(10,582)	5,165	(15,746)	NM	(2,188)	12,512	(14,700)	(117.5)

NM – Not meaningful

(1)	Includes depreciation expense of $1.4 million for each of the quarters ended September 30, 2007 and 2006, respectively, and $4.3 million for each of the nine month periods ended September 30, 2007 and 2006, respectively.

(2)	Corporate allocation expense, and the federal tax effect, have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Gross Profit

Gross profit increased primarily due to higher capacity revenue related to four interruptible customers converting to continuous service over June through September of 2006, a net increase in contracted capacity and annual inflation-related increases of contract capacity rates in accordance with customer contract terms. Cooling consumption revenue also increased due to higher ton-hour sales from warmer than average temperatures from May to September, a net increase in contracted capacity and the pass-through to our customers of the higher electricity costs related to the January 2007 deregulation of Illinois’ electricity generation market. This pass-through is subject to annual reconciliations and true-ups to actual costs. Other revenue decreased due to our pass-through to customers of the lower cost of natural gas consumables, which is offset in other direct expenses.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased due to the collection of amounts which were previously written-off in relation to a customer bankruptcy filed in 2004. Also, the second and third quarters of 2006 included legal and consulting fees related to strategy work in preparation for the 2007 deregulation of Illinois’ electricity generation market which did not re-occur in 2007.

Loss on Extinguishment of Debt

Loss on extinguishment of debt comprised a $14.7 million make-whole payment and $3.0 million write-off of deferred financing costs associated with the refinance of our senior notes.

Other Income

Other income increased for the quarter due to the collection of a termination payment related to the customer bankruptcy filed in 2004. Also, the first six months of 2006 included pension benefits expense for union trainees employed from 1999 through 2005.

EBITDA

EBITDA decreased due to the $17.7 million loss on extinguishment of debt, offset by higher capacity revenue associated with four interruptible customers converting to continuous service during the previous year, the net increase in contracted capacity and the higher ton-hour sales from warmer weather.

AIRPORT PARKING BUSINESS

Key Factors Affecting Operating Results

•	increased costs associated with management’s strategy to improve customer service with upgrades to staffing, shuttle service, sales and corporate support;
•	one new location which commenced operation in November 2006;
•	sub-lease of property previously used for overflow; and
•	limited revenue growth at comparable locations.

Quarter and Nine Months Ended September 30, 2007 Compared to Quarter and
Nine Months Ended September 30, 2006

	Quarter Ended September 30,				Nine months Ended September 30,
	2007	2006	Change		2007	2006	Change
	$	$	$	%	$	$	$	%
	($ in Thousands) (Unaudited)
Revenue	19,409	18,921	488	2.6	58,288	56,919	1,369	2.4
Direct expenses(1)	14,696	13,701	(995)	(7.3)	43,608	40,660	(2,948)	(7.3)
Gross profit	4,713	5,220	(507)	(9.7)	14,680	16,259	(1,579)	(9.7)
Selling, general and administrative expenses	2,026	1,310	(716)	(54.7)	6,419	4,583	(1,836)	(40.1)
Amortization of intangibles	705	472	(233)	(49.4)	2,198	1,350	(847)	(62.8)
Operating income	1,982	3,438	(1,456)	(42.4)	6,063	10,326	(4,262)	(41.3)
Interest expense, net	(4,032)	(4,859)	826	17.0	(12,019)	(13,085)	1,066	8.1
Other (expense) income	(7)	(15)	8	53.3	141	302	(161)	(53.3)
Unrealized (loss) gain on derivative instruments	(43)	(796)	753	94.6	66	208	(142)	(68.3)
Income tax benefit	828	742	87	11.6	2,280	785	1,495	190.4
Minority interest	227	270	43	15.9	596	379	(217)	(57.3)
Net loss(2)	(1,045)	(1,220)	175	14.3	(2,873)	(1,085)	(1,787)	(164.8)
Reconciliation of net loss to EBITDA:
Net loss(2)	(1,045)	(1,220)			(2,873)	(1,085)
Interest expense, net	4,032	4,859			12,019	13,085
Income tax benefit	(828)	(742)			(2,280)	(785)
Depreciation	1,184	996			3,289	2,605
Amortization of intangibles	705	472			2,198	1,350
EBITDA	4,048	4,365	(316)	(7.3)	12,353	15,170	(2,817)	(18.6)

(1)	Includes depreciation expense of $1.2 million and $996,000 for the quarters ended September 30, 2007 and 2006, respectively, and $3.3 million and $2.6 million for the nine month periods ended September 30, 2007 and 2006, respectively.
(2)	Corporate allocation expense and other intercompany fees, and the federal tax effect, have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2007	2006		%	2007	2006		%
Operating Data:
Cars Out(1):	496,407	504,079	(7,672)	(1.5)	1,522,788	1,565,515	(42,727)	(2.7)
Average Revenue per Car Out:	$37.37	$36.43	$0.94	2.6	$36.95	$35.25	$1.70	4.8
Average Overnight Occupancy(2):	21,831	21,527	304	1.4	21,678	21,614	64	0.3

(1)	Cars Out refers to the total number of customers exiting during the period.
(2)	Average Overnight Occupancy refers to aggregate average daily occupancy measured for all locations at the lowest point of the day and does not reflect turnover and intra-day activity.

Gross Profit

Gross profit decreased due to increased costs in excess of revenue growth.

Revenue increased due to the addition of one new airport parking location and the sub-lease of surplus property. In the absence of the new location and sub-lease revenue declined.

Cars out have declined over prior year, in part due to a strategic shift away from daily employee parkers. In a number of key markets we have seen an erosion of market share as a result of increased competitive pressure. In these locations, management has implemented a strategy of aggressive pricing in conjunction with service level upgrades and a larger sales team. As a result, the decline in cars out over the prior year continued to improve in the third quarter compared to the first half of the year.

Management expects that these service improvements, together with our rebranding and internet marketing will build our customer base over time. As a result, we expect to see improved revenues over the medium term. If customers do not respond to our improved service and pricing changes, it may negatively impact the valuation of intangibles and long-lived assets.

Direct expenses increased as a result of the additional costs associated with operating one new location and management’s strategy to improve the customer experience with upgrades to staffing, shuttle operation and security.

We note that direct expenses include rent in excess of lease, a non-cash item, of $565,000 and $561,000 for the third quarter of 2007 and 2006, respectively, and $1.7 million and $1.6 million for the first nine months of 2007 and 2006, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter increased due primarily to personnel and travel expenses associated with the implementation of a new regional operations and sales management structure and, for the year to date, the increase primarily relates to items we do not expect to recur including rebranding expenses. We are currently in litigation to defend our new brand name FastTrack Airport Parking in selected markets, which will result in increased legal expenses and, depending on the outcome, may result in additional rebranding expenses and impact the timing of expected customer base growth.

Amortization of Intangibles

Amortization increased due to the accelerated amortization of certain existing intangible assets (trade and domain names) resulting from the re-branding project.

Interest Expense, Net

Interest expense declined due to favorable terms and lower finance cost amortization associated with the debt refinanced on September 1, 2006, that consolidated our primary borrowings, and provided capital for current and future capital expenditures at a more favorable interest rate.

EBITDA

EBITDA decreased due to lower operating income, mainly as a result of investments in customer service and corporate structure that are expected to generate future revenue growth. Excluding the impact of non-cash derivative instruments, EBITDA for the quarter and nine months ended September 30, 2007 would have decreased by $1.1 million, or 20.7%, and $2.7 million, or 17.9%, respectively.

Liquidity and Capital Resources

We do not intend to retain significant cash balances in excess of what are prudent reserves. We believe that we will have sufficient liquidity and capital resources to meet our future liquidity requirements, including in relation to our acquisition strategy, our debt obligations and our distribution policy. We base our assessment on the following assumptions that:

•	our businesses and investments generate, and will continue to generate, significant operating cash flow;
•	the ongoing maintenance capital expenditures associated with our businesses are modest and readily funded from their respective operating cash flow or available financing;

•	all significant short-term growth capital expenditure will be funded with cash on hand or from committed undrawn debt facilities;
•	we have $300.0 million of revolving acquisition financing available and will be able to raise equity to refinance any amounts borrowed in the future under our acquisition facility prior to its maturity; and
•	we will be able to refinance maturing debt on reasonable terms.

The section below discusses the sources and uses of cash on a consolidated basis, and for each of our businesses and investments for the nine months ended September 30, 2007 and 2006. All inter-company activities such as corporate allocation, capital contributions to our businesses and distributions from our businesses, have been excluded from the below tables as these transactions are eliminated on consolidation. Prior period comparatives have been updated to also remove these inter-company activities.

OUR CONSOLIDATED CASH FLOW

	Nine Months Ended September 30,
	2007	2006	Change
($ in thousands)	$	$	$	%
Cash provided by operating activities	79,643	31,100	48,543	156.1
Cash used in investing activities	(589,055)	(776,661)	187,606	24.2
Cash provided by financing activities	544,780	667,806	(123,026)	(18.4)

Key factors influencing our consolidated cash flow were as follows:

•	the increase in our consolidated cash provided by operating activities was primarily the result of the positive contribution from the acquisitions made by our airport services business, the acquisition of TGC and continued organic growth in our consolidated businesses overall, particularly our airport services business. Offsetting these increases were higher interest expenses resulting from increased debt levels;
•	cash used in investing activities in 2007 included $667.5 million paid for our FBO acquisitions, less $7.7 million cash acquired, offset by $85.0 million receipt of sale proceeds in January 2007 from the disposition in our interest in Macquarie Yorkshire Limited in December 2006. Cash flow used in investing activities in 2006 primarily comprised our $257.1 million investment in IMTT, our $263.3 million investment in our gas production and distribution business, less $7.8 million cash acquired and our $347.3 million investment in Trajen FBOs, offset by $76.4 million in proceeds for the sale of MCG. There was also an additional cash inflow of $20.3 million and $6.2 million in 2007 and 2006, respectively, comprising the dividend received from IMTT in excess of the equity accounted income recognized. Capital expenditures in 2007 were $33.1 million which was $21.7 million higher than in 2006 due to businesses acquired since the middle of 2006; and
•	cash provided by financing activities in 2007 mainly comprised $375.5 million in net loan proceeds and $241.6 million net offering proceeds used to partially fund our FBO acquisitions. We also distributed $70.1 million to our shareholders. Cash provided by financing activities in 2006 mainly comprised $710.9 million in net debt drawdowns to fund our investments in Trajen, IMTT and TGC, net of $41.3 million in distributions paid to our shareholders.

As of September 30, 2007, our consolidated cash and cash equivalent balances totaled $72.8 million.

The Company capitalizes its operating businesses separately using non-recourse, project finance style debt. In addition, it has a credit facility at its subsidiary, MIC Inc., primarily to finance acquisitions and capital expenditures. On August 6, 2007, we drew $60.0 million on the MIC Inc. credit facility to partially fund the FBO acquisitions in August 2007, and drew a further $29.0 million in October 2007 to complete the acquisition of the remaining 11% equity of Mercury. The outstanding balance, including interest, was repaid in October 2007 following the refinancing of the airport services business debt, as discussed below. For a description of the MIC Inc. revolving acquisition facility, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on March 1, 2007.

AIRPORT SERVICES BUSINESS CASH FLOW

	Nine Months Ended September 30,
	2007	2006	Change
($ in thousands)	$	$	$	%
Cash provided by operating activities	66,921	26,731	40,190	150.3
Cash used in investing activities	(673,886)	(350,211)	(323,675)	(92.4)
Cash provided by financing activities	300,475	169,122	131,353	77.7

Key factors influencing cash flow from our airport services business were as follows:

•	the increase in cash provided by operating activities was the result of acquisitions in July 2006, May 2007 and August 2007, and improved performance at existing locations, partially offset by an increase in interest expense reflecting higher debt levels;
•	in addition to the acquisition of Supermarine, Mercury and San Jose, cash used in investing activities includes capital expenditures of $13.4 million ($5.2 million for maintenance and $8.2 million for expansion) in 2007 compared to $3.9 million in 2006; and
•	cash provided by financing activities primarily comprises $304.5 million and $180.0 million proceeds issued from long-term debt to partially fund the acquisitions in 2007 and 2006, respectively, net of financing costs and debt service reserve payments of $8.9 million and $10.8 million in 2007 and 2006, respectively. There was also $5.2 million in proceeds from drawdowns on revolving credit facilities in 2007.

On September 27, 2007, the airport services business entered into an agreement to refinance all of its existing debt facilities. The new agreement includes a 7 year term loan facility of $900.0 million, a $50.0 million capital expenditure facility and a $20.0 million revolving credit facility. On October 16, 2007, the airport services business drew down $900.0 million on the term loan facility and $6.3 million on the capital expenditure facility. These proceeds were used to repay all existing term loan and revolving credit facilities, establish a debt service reserve required under the new term loan, make a distribution to MIC Inc. from which MIC Inc. repaid its revolving acquisition facility that was used to partially fund the Mercury and San Jose acquisitions, and pay for costs and expenses incurred in connection with the credit facility. Key terms of the loan agreement are summarized below:

Borrower	Atlantic
Facilities	• $900.0 million term loan facility
• $50.0 million capital expenditure facility
• $20.0 million revolving working capital and letter of credit facility
Amortization	Payable at maturity 100% of excess cash flow in years 6 and 7 used to pre-pay loans
Interest type	Floating
Interest rate and fees	• Years 1-5:
• LIBOR plus 1.6% or
• Base Rate (for revolving credit facility only): 0.6% above the greater of: (i) the prime rate or (ii) the federal funds rate plus 0.5%

• Years 6-7:
• LIBOR plus 1.725% or
• Base Rate (for revolving facility only): 0.725% above the greater of: (i) the prime rate or (ii) the federal funds rate plus 0.5%
• Commitment fee: 0.4% on the undrawn portion.
Maturity	7 years from closing date
Mandatory prepayment	• With net proceeds that exceed $1.0 million from the sale of assets not used for replacement assets;
• With net proceeds of any debt other than permitted debt;
• With net insurance proceeds that exceed $1.0 million not used to repair, restore or replace assets;
• In the event of a change of control;
• With excess cash flow, in the event that distribution conditions are not met for two consecutive quarters;
• With any FBO lease termination payments received;
• With excess cash flow in years 6 and 7.
Distribution covenant	Distributions permitted if the following conditions are met:
• Backward and forward debt service coverage ratio equal to or greater than 1.6x;
• No default;
• All mandatory prepayments have been made;
• Debt service reserve is fully funded;
• EBITDA equal to or greater than $118.52 million for fourth quarter 2007 increasing quarterly to $182.133 million for first quarter 2014;
• No revolving loans outstanding.
Collateral	First lien on the following (with limited exceptions):
• Project revenues;
• Equity of the Borrower and its subsidiaries;
• Substantially all assets of the business; and
• Insurance policies and claims or proceeds.

The facility includes events of default, representations and warranties and other covenants that are customary for facilities of this type. A change of control will occur if the Macquarie Group, or any fund or entity managed by the Macquarie Group, fails to control Atlantic.

The airport services business has entered into interest rate swaps hedging 100% of the interest rate exposure under the $900.0 million term loan portion of the facility that effectively fixes the interest rate at a weighted average rate of approximately 5.18% (excluding the margin). See Note 8 – Long-Term Debt, to the consolidated condensed financial statements in Part I, Item I of this Form 10-Q for more information on the swaps.

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

	Nine Months Ended September 30,
	2007	2006	Change
($ in thousands)	$	$	$	%
Cash provided by operating activities	68,974	46,497	22,477	48.3
Cash used in investing activities	(207,746)	(60,297)	(147,449)	NM
Cash provided by financing activities	107,806	79,161	28,645	36.2

NM – Not meaningful

Key factors influencing cash flow at our bulk liquid storage terminal business, including the consolidation of IMTT-Quebec in 2007, were as follows:

•	cash provided by operating activities increased primarily due to an increase in terminal gross profit, as described within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
•	cash used in investing activities increased principally due to high levels of specific capital expenditure relating to the construction of the new facility at Geismar, LA and the construction of new storage tanks at IMTT’s existing facilities at St. Rose, LA, Gretna, LA, Bayonne, NJ and Quebec, Canada; and
•	cash provided by financing activities increased due to the issuance of $215.0 million in GO Zone Bonds during July 2007, offset by repayment of private placement debt.

Pursuant to the terms of the shareholders’ agreement between ourselves and the other shareholders in IMTT, all shareholders in IMTT other than MIC Inc. are required to loan all quarterly dividends received by them, net of tax payable in relation to such dividends, through the quarter ending December 31, 2007 back to IMTT Holdings Inc. The shareholder loan has a fixed interest rate of 5.5% and will be repaid over 15 years by IMTT Holdings Inc. with equal quarterly amortization commencing March 31, 2008. Shareholder loans of $27.9 million were outstanding as at September 30, 2007.

For a description of the bulk liquid storage terminal business’ debt facilities see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

Under its $625.0 million revolving credit facility, IMTT was utilizing $306.6 million of the available commitment as of September 30, 2007, of which $251.3 million represented letters of credit supporting $215.0 million in GO Zone Bonds and $36.3 million in bonds issued through the New Jersey Economic Development Authority.

THE GAS COMPANY BUSINESS CASH FLOW

Because TGC’s cash flows are only included in our financial results from June 7, 2006, the following analysis compares the historical cash flows for TGC under both its current and prior owners for the nine months ended September 30, 2007 and 2006. We believe that this is the most appropriate approach to explaining the historical cash flow trends of TGC rather than discussing the composition of cash flows that is included in our consolidated cash flows.

	Nine Months Ended September 30,
	2007	2006	Change
($ in thousands)	$	$	$	%
Cash provided by operating activities	12,624	13,701	(1,077)	(7.9)
Cash used in investing activities	(6,062)	(263,968)	257,906	97.7
Cash provided by financing activities	4,000	146,763	(142,763)	(97.3)

Key factors influencing cash flow from TGC were as follows:

•	the decrease in cash provided by operating activities was the result of normal working capital fluctuations;
•	cash used in investing activities for 2007 of $6.1 million was for capital additions. Capital additions for the first nine months of 2006 totaled $8.1 million. The remaining 2006 use of cash was for the acquisition of TGC; and
•	cash used in financing activities in 2007 comprised $2.0 million of long-term borrowing that was used to finance the purchase of utility assets and $2.0 million of short term borrowing for working capital needs. Cash provided by financing activities during 2006 comprised $160.0 million of borrowings for the acquisition of TGC, net of $3.3 million of financing costs and $9.9 million in distributions to the previous owner.

For a description of TGC’s debt and credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2006. We have not had any material changes to our debt and credit facilities since March 1, 2007, our 10-K filing date, except as noted below.

At September 30, 2007, TGC had $16.0 million available to borrow under its $20.0 million revolving credit facility. During the second quarter of 2007, TGC established a $5.0 million uncommitted unsecured short-term borrowing facility. This credit line is being used for working capital needs, and the $2.0 million borrowed as of September 30, 2007 was repaid on October 1, 2007.

DISTRICT ENERGY BUSINESS CASH FLOW

	Nine Months Ended September 30,
	2007	2006	Change
($ in thousands)	$	$	$	%
Cash provided by operating activities	10,566	7,215	3,351	46.4
Cash used in investing activities	(9,051)	(1,247)	(7,804)	NM
Cash provided by financing activities	11,803	1,454	10,349	NM

NM – Not meaningful

Key factors influencing cash flow from our district energy business were as follows:

•	the increase in cash provided by operating activities was a result of higher operating income and various working capital items, primarily increases in accounts payable and accrued expenses relating to increased electricity charges and construction costs accrued in 2007 offset by increases in accounts receivable relating to higher revenue;
•	the increase in cash used in investing activities was due to growth capital expenditures for plant expansion and new customer connections and the timing of on-going maintenance capital expenditures for system reliability; and
•	the increase in cash provided by financing activities was due to $150.0 million of new long-term borrowing that was used to repay outstanding senior notes of $120.0 million and $11.6 million revolver facility ($9.0 million of which was drawn in 2007), partially offset by a make-whole payment of $14.7 million.

On September 21, 2007, Macquarie District Energy, Inc., or MDE, entered into a loan agreement with Dresdner Bank AG New York Branch, as administrative agent, and LaSalle Bank National Association, as issuing bank, to provide, on a senior secured basis, term loan financing of $150.0 million, a $20.0 million capital expenditure term facility and a $18.5 million revolving facility. On September 26, 2007, MDE drew down $150.0 million in term loans, at the LIBOR rate of 5.13%, and applied the funds to repay its outstanding senior notes and revolver (including a make-whole payment, accrued interest and fees) and transaction costs. MDE also utilized $7.1 million of the revolving credit facility to issue existing letters of credit.

Material terms of the facility are as follows:

Borrower	MDE
Facilities	• $150.0 million of term loan facility
• $20.0 million of capital expenditure facility
• $18.5 million of revolver facility
Amortization	Payable at maturity
Interest type	Floating
Interest rate and fees	• Interest rate:
LIBOR plus 0.90%, subject to syndication, or
Base Rate (n/a to term loan facility): 0.5% above the greater of the prime rate or the federal funds rate
• Commitment fee: 0.3% on the undrawn portion.
Maturity	7 years from closing date; 5 years from closing date for the revolver facility
Mandatory prepayment	• With net proceeds that exceed $1.0 million from the sale of assets not used for replacement assets;
• With insurance proceeds that exceed $1.0 million not used to repair, restore or replace assets;
• In the event of a change of control;
• In years 6 and 7, with 100% of excess cash flow applied to repay the term loan and capital expenditure facilities unless a contract extension condition is met;
• With net proceeds from equity and certain debt issuances; and
• With net proceeds that exceed $1.0 million in a fiscal year from lease terminations that are not reinvested.
Distribution covenant	Distributions permitted if the following conditions are met:
• Backward interest coverage ratio greater than 1.5x;
• Leverage ratio (funds from operations to net debt) for the previous 12 months equal to or greater than 5.5% in years 1 and 2 and thereafter equal to or greater than 6.0%;

•

No termination, non-renewal or reduction in payment terms under the service agreement with the Planet Hollywood (formerly Aladdin) hotel, casino and the shopping mall, unless MDE meets certain financial conditions on a projected basis, including through prepayment; and

• No default or event of default.
Collateral	First lien on the following (with limited exceptions):
• Project revenues;
• Equity of the Borrower and its subsidiaries;
• Substantially all assets of the business; and
• Insurance policies and claims or proceeds.

The facility includes events of default, representations and warranties and other covenants that are customary for facilities of this type. A change of control will occur if the Macquarie Group, or any fund or entity managed by the Macquarie Group, fails to control MDE.

MDE has entered into interest rate swaps hedging 100% of the interest rate exposure under the $150.0 million term loan portion of the facility that effectively fixes the interest rate at 5.07% (excluding the margin).

AIRPORT PARKING BUSINESS CASH FLOW

	Nine Months Ended September 30,
	2007	2006	Change
($ in thousands)	$	$	$	%
Cash provided by operating activities	2,299	4,106	(1,807)	(44.0)
Cash used in investing activities	(4,643)	(2,975)	(1,668)	(56.1)
Cash (used in) provided by financing activities	(2,703)	6,066	(8,769)	(144.6)

Key factors influencing cash flow from our airport parking business were as follows:

•	the decrease in cash provided by operating activities was a result of higher direct expenses and re-branding costs, and normal working capital fluctuations;
•	cash used in investing activities consists of capital expenditures. The increase is primarily due to upgrades of shuttle service and facilities in 2007; and
•	cash used in financing activities in 2007 comprised $1.4 million payments of capital leases and an increase in the restricted cash balance of $1.1 million. Cash provided in 2006 comprised $195.0 million in proceeds from a refinancing, net of $184.3 million payment of the existing facility and $5.1 million in financing costs.

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

AIRPORT SERVICES BUSINESS

Maintenance Capital Expenditure

We expect to spend approximately $170,000 per FBO, per year on maintenance capital expenditure. Maintenance capital expenditures encompass repainting, replacing equipment as necessary and any ongoing environmental or required regulatory expenditure, such as installing safety equipment. These expenditures are funded from cash flow from operations. We spent $5.2 million in the first nine months of 2007.

Specific Capital Expenditure

Expansion capital projects expected to be completed through 2009 total approximately $44.0 million primarily for hangars, terminal buildings, fuel farms and ramp upgrades. We intend to fund these projects through our $50.0 million capital expenditure facility. We spent $8.1 million in the first nine months of 2007.

BULK LIQUID STORAGE TERMINAL BUSINESS

Maintenance Capital Expenditure

During the nine months ended September 30, 2007, IMTT spent $20.8 million on maintenance capital expenditure, including $16.5 million principally in relation to the refurbishment of storage tanks, piping, and dock facilities, and $4.3 million on environmental capital expenditure, principally in relation to improvements in containment measures and remediation. Looking forward it is anticipated that total maintenance capital expenditure (maintenance and environmental) is unlikely to exceed a range of between $30.0 million and $40.0 million per year. The expected level of future maintenance capital expenditure over the longer term primarily reflects the need for increased environmental expenditure going forward both to remediate existing sites and to upgrade waste water treatment and spill containment infrastructure to comply with environmental regulations.

Specific Capital Expenditure

During the nine months ended September 30, 2007, IMTT spent $109.7 million on specific expansion projects including $63.8 million in relation to the construction of the new bulk liquid chemical storage and handling facility and other tankage at Geismar, LA, $16.6 million at its existing Louisiana sites (St. Rose, Gretna, and Avondale), $18.2 million in Bayonne, NJ and $9.3 million in Quebec, Canada. The balance of the specific capital expenditure related to a number of smaller projects to improve the capabilities of IMTT’s facilities.

IMTT is currently constructing a bulk liquid chemical storage and handling facility on the Mississippi River at Geismar, LA. To date, IMTT has committed approximately $168.7 million of growth capital expenditure to the project. Based on the current project scope and subject to certain minimum volumes of chemical products being handled by the facility, existing customer contracts are anticipated to generate terminal gross profit and EBITDA of at least $18.8 million per year. Completion of construction of the initial $168.7 million phase of the Geismar project is targeted for the second quarter of 2008. In the aftermath of Hurricane Katrina, construction costs in the region affected by the hurricane have increased and labor shortages have been experienced. Although a significant amount of the impact of Hurricane Katrina on construction costs has already been incorporated into the capital commitment plan, there could be further negative impacts on the cost of constructing the Geismar project (which may not be offset by an increase in gross profit and EBITDA contribution) and/or the project construction schedule.

In addition to the Geismar project, IMTT has recently completed the construction of approximately one million barrels of new storage at its Louisiana facilities for a total cost of $27.4 million and is currently in the process of constructing a further 1.3 million barrels of new storage at a total estimated cost of $44.4 million. It is anticipated that construction at the Louisiana sites will be completed during 2007 and early 2008. Rental contracts with initial terms of at least three years have already been executed in relation to the substantial majority of these tanks with the balance to be used to service customers while their existing tanks are undergoing scheduled maintenance over the next five years. Overall, it is anticipated that the operation of the recently completed tanks and those under construction will contribute approximately $11.3 million to IMTT’s terminal gross profit and EBITDA annually.

IMTT has also initiated capital projects to add or convert approximately one million barrels of storage capacity at its Bayonne, NJ site. IMTT anticipates spending $28.7 million on these projects, which will be completed during 2008 and 2009, and which are anticipated to generate approximately $7.1 million in gross profit and EBITDA annually.

At the Quebec facility, IMTT is currently in the process of constructing new storage tanks with total capacity of 704,000 barrels. All of these tanks are already under customer contract with a minimum term of three years. Total construction costs are projected at approximately $23.9 million. Construction of these tanks is anticipated to be completed during 2007 and 2008 and their operation is anticipated to contribute approximately $4.9 million to the Quebec terminal’s gross profit and EBITDA annually.

It is anticipated that the proposed specific capital expenditure will be fully funded using a combination of IMTT’s cash flow from operations, IMTT’s debt facilities and future loans from the IMTT shareholders other than us.

THE GAS COMPANY BUSINESS

Capital Expenditure

During 2007, TGC expects to spend approximately $9.5 million for capitalized maintenance, routine replacements of property, and to support new customer growth in 2007. Approximately $1.7 million of the expected total year capital expenditures are for new customer hook-ups. The remaining $7.8 million comprises approximately $0.4 million for vehicles and $7.4 million for other renewals and upgrades. A portion of the utility-related expenditures will be funded from available debt facilities. As of September 30, 2007, approximately $6.4 million has been spent for renewals, upgrades and business growth.

DISTRICT ENERGY BUSINESS

Maintenance Capital Expenditure

Our district energy business expects to spend up to $1.0 million per year on capital expenditures relating to the replacement of parts, system reliability, customer service improvements and minor system modifications of which $809,000 has been spent in the first nine months of 2007. Maintenance capital expenditures through 2012 will be funded from available debt facilities.

Specific Capital Expenditure

We are currently expanding one of our plants and a portion of our distribution system for which we anticipate spending approximately $8.1 million in 2007 and 2008. Management has also identified projects to further expand the current system capability to accommodate the increased demand for district cooling in Chicago. We estimate making additional capital expenditures of approximately $7.8 million connecting new customers to the system and implementing minor system modifications and improvements through 2009. As of September 30, 2007, $6.8 million has been spent or committed for the system expansion and $2.0 million has been spent or committed for new customer connections. Typically some, if not all, new customers will reimburse our district energy business for these connection expenditures effectively reducing the impact of this capital expenditure.

Based upon discussions with current and potential customers and subject to finalization of service dates, we expect annual EBITDA to increase by approximately $4.9 million by 2010. New customers generally have up to two years after their initial service date to increase capacity up to their final contracted tons which may defer a small portion of the expected EBITDA increase until 2011. We anticipate that the expanded capacity sold to new or existing customers will be under contract or subject to letters of intent prior to district energy committing to the capital expenditure. As of October 30, 2007, we have signed contracts with seven new customers representing approximately 75% of this additional EBITDA increase. One customer began service in late 2006, two customers began service in 2007, one will begin service in 2008 and the other three customers will begin service in 2009. We have identified the likely purchasers of the remaining saleable capacity and expect to have contracts signed by mid-2008.

In addition, a building that houses one of our plants is being renovated and expanded. As per our lease agreement, we are obligated to pay for necessary modifications of this facility to accommodate the building’s expansion. We are taking advantage of this opportunity to expand our system capabilities in conjunction with the building expansion. We are in the process of obtaining quotes but management anticipates spending up to $10.0 million over 2008 through 2009. We expect annual EBITDA to increase by approximately $1.3 million by 2010, although a small portion of the additional EBITDA increase may be deferred until 2011.

We expect to fund the capital expenditure for system expansion and interconnection by drawing on available debt facilities.

AIRPORT PARKING BUSINESS

Maintenance Capital Expenditure

Maintenance capital projects include regular replacement of shuttle buses and IT equipment some of which are capital expenditures paid in cash and some of which are financed, including with capital leases.

Management has focused on improving the customer experience with upgrades to shuttle service and facilities. For the full year 2007, our airport parking business expects to commit $3.1 million to new maintenance related capital projects of which $1.2 million will be funded through debt and other financing activities. The balance of $1.9 million will be paid in cash. In the first nine months of 2007, we have spent $3.6 million, which includes $1.4 million of projects committed in 2006 but payable in 2007 that have been debt-funded.

Specific Capital Expenditure

In 2007, our airport parking business has spent $1.0 million of specific capital projects which will be funded through debt.

Management converted surplus property into a surface lot which has been sub-leased to a third party through to April 2009.

Commitments and Contingencies

For a discussion of the future obligations of MIC Inc., the U.S. holding company for our consolidated businesses, due by period, under their various contractual obligations, off-balance sheet arrangements and commitments, please see “Liquidity and Capital Resources — Commitments and Contingencies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on March 1, 2007. We have not had any material changes to those commitments since March 1, 2007, except as follows:

We have increased our debt and operating lease obligations due to acquisitions made during 2007 and further increased our debt with the refinancing of our airport services and district energy businesses debt as discussed in Note 8, Long-Term Debt, to our consolidated condensed financial statements in Part I, Item I of this Form 10-Q.

The following table summarizes our future obligations for long-term debt and operating lease obligations. This table does not include information for IMTT, which is not consolidated.

	Payments Due By Period
($ in thousands)	Total	Through December 31, 2007	January 1, 2008 – December 31, 2009	January 1, 2010 – December 31, 2011	Thereafter
Long-term debt	1,418,660	155	201,505	—	121,700
Operating lease obligations	669,924	20,346	80,566	72,141	496,871

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

Other Matters

The discussion of the financial condition and results of operations of the company should be read in conjunction with the consolidated condensed financial statements and the notes to those statements included elsewhere herein. This discussion contains forward looking statements that involve risks and uncertainties and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify such forward-looking statements. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” in Part II, Item 1A of this Quarterly Report and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Unless required by law, we can undertake no obligation to update forward-looking statements. Readers should also carefully review the risk factors set forth in other reports and documents filed from time to time with the SEC.

Except as otherwise specified, “Macquarie Infrastructure Company,” “we,” “us,” and “our” refer to both the former Trust and the Company and its subsidiaries together. Macquarie Infrastructure Management (USA) Inc., which we refer to as our Manager or MIMUSA, is part of the Macquarie Group.

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

Interest Rate Risk

Airport Services Business

The senior debt for our airport services business comprises a non-amortizing $900.0 million floating rate facility maturing in 2014. A 1% increase in the interest rate on the $900.0 million airport services business debt would result in a $9.0 million increase in pro forma interest cost per year. A corresponding 1% decrease would result in a $9.0 million decrease in pro forma interest cost per year.

Our airport services business’ exposure to interest rate changes through the senior debt has been hedged through the use of interest rate swaps. The $900.0 million facility is fully hedged until 2012. These hedging arrangements will offset any additional interest rate expense incurred as a result of increases in interest rates. However, if interest rates decrease, the value of our hedge instruments will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the hedge instruments of approximately $17.7 million. A corresponding 10% relative increase would result in a $17.3 million increase in the fair market value.

IMTT

IMTT, at September 30, 2007, had two issues of New Jersey Economic Development Authority tax exempt revenue bonds outstanding with a total balance of $36.3 million where the interest rate is reset daily by tender. A 1% increase in interest rates on this tax exempt debt would result in a $363,000 increase in interest cost per year and a corresponding 1% decrease would result in a $363,000 decrease in interest cost per year. IMTT’s exposure to interest rate changes through this tax exempt debt has been hedged from October 2007 through November 2012 through the use of a $36.3 million face value 67% of LIBOR swap. As this interest rate swap is fixed against 67% of 30-day LIBOR and not the daily tax exempt tender rate, it does not result in a perfect hedge for short term rates on tax exempt debt although it will largely offset any additional interest rate expense incurred as a result of increases in interest rates. If interest rates decrease, the fair market value of this interest rate swap will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the interest rate swap of $522,000 and a corresponding 10% relative increase would result in a $510,000 increase in the fair market value.

IMTT, at September 30, 2007, had a $104.0 million floating rate term loan outstanding. A 1% increase in interest rates on the term loan would result in a $1.0 million increase in interest cost per year. A corresponding 1% decrease would result in a $1.0 million decrease in interest cost per year. IMTT’s exposure to interest rate changes through the term loan has been fully hedged through the use of an amortizing interest rate swap. These hedging arrangements will fully offset any additional interest rate expense incurred as a result of increases in interest rates. However, if interest rates decrease, the fair market value of the interest rate swap will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the interest rate swap of $1.6 million. A corresponding 10% relative increase in interest rates would result in a $1.6 million increase in the fair market value of the interest rate swap.

During July 2007, IMTT issued Gulf Opportunity Zone Bonds (GO Zone Bonds) to fund qualified project costs at its St. Rose and Geismar storage facilities. Under this program, IMTT received $135.4 million through September 2007 and used the proceeds to repay part of the outstanding balance under its revolving credit facility. The interest rate on the GO Zone Bonds is reset daily or weekly at IMTT’s option by tender. A 1% increase in interest rates on the outstanding GO Zone Bonds would result in a $1.4 million increase in interest cost per year and a corresponding 1% decrease would result in a $1.4 million decrease in interest cost per year. IMTT’s exposure to interest rate changes through the GO Zone Bonds has been largely hedged until June 2017 through the use of an interest rate swap which has a notional value that increases to $215.0 million through December 31, 2008. As the interest rate swap is fixed against 67% of the 30-day LIBOR rate and not the tax exempt tender rate, it does not result in a perfect hedge for short term rates on tax exempt debt although it will largely offset any additional interest rate expense incurred as a result of increases in interest rates. If interest rates decrease, the fair market value of the interest rate swap will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the interest rate swap of $1.4 million and a corresponding 10% relative increase would result in a $1.4 million increase in the fair market value.

On September 30, 2007, IMTT had a total outstanding balance of $34.0 million under its U.S. revolving credit facility. A 1% increase in interest rates on this debt would result in a $340,000 increase in interest cost per year and a corresponding 1% decrease would result in a $340,000 decrease in interest cost per year. IMTT’s exposure to interest rate changes on its U.S. revolving credit facility has been largely hedged against 90-day LIBOR from October 2007 through March 2017 through the use of an interest rate swap which has a notional value that increases to $200.0 million through December 31, 2012. If interest rates decrease, the fair market value of the interest rate swap will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the interest rate swap of $5.3 million and a corresponding 10% relative increase would result in a $5.0 million increase in the fair market value.

As of September 30, 2007, IMTT had a total outstanding balance of $16.3 million under its Canadian revolving credit facility. A 1% increase in interest rates on this debt would result in a $163,000 increase in interest cost per year and a corresponding 1% decrease would result in a $163,000 decrease in interest cost per year.

District Energy Business

The senior debt for our district energy business comprises a non-amortizing $150.0 million floating rate facility maturing in 2014. A 1% increase in the interest rate on the $150.0 million district energy business debt would result in a $1.5 million increase in the interest cost per year. A corresponding 1% decrease would result in a $1.5 million decrease in interest cost per year.

Our district energy business’ exposure to interest rate changes through the senior debt has been hedged through the use of interest rate swaps. The $150.0 million facility is fully hedged until maturity. These hedging arrangements will offset any additional interest rate expense incurred as a result of increases in interest rates. However, if interest rates decrease, the value of our hedge instruments will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the hedge instruments of $4.5 million. A corresponding 10% relative increase would result in a $4.3 million increase in the fair market value.

Item 4. Controls and Procedures

Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007. There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Please see Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on March 1, 2007.

Our Manager’s affiliation with Macquarie Bank Limited and the Macquarie Group may affect the market price of our LLC interests.

As a result of our Manager’s being a member of the Macquarie Group, negative market perceptions of Macquarie Bank Limited generally or of Macquarie’s infrastructure management model may affect market perceptions of our company and cause a decline in the price of our LLC interests unrelated to our financial performance and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None other than as previously disclosed in our Current Report on Form 8-K filed with the SEC on October 4, 2007.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Appointment of Alternate Chairman

On November 6, 2007, our Manager appointed Stephen Mentzines as Alternate Chairman of our Board of Directors pursuant to the terms of the Management Agreement. He replaces Shemara Wikramanayake, who is returning to Macquarie’s Sydney office.

Mr. Mentzines joined the Macquarie Group in 1998 and has been working in the Investment Banking Group since that time, with broad-ranging business management and operations responsibility. He spent the first three years with Macquarie Capital principally involved in corporate leasing and lending and since 2001 he has worked within the IB Funds division (“IBF”) as its Chief Operating Officer. As Global Chief Operating Officer of IBF’s funds business Mr. Mentzines has responsibility for new funds development, capital raisings and management, operations, finance, legal, compliance, tax, structuring, investor relations, communications and public affairs activities. Under his leadership the business has created a sophisticated operating framework that manages legal, financial and public reputation risk to ensure ongoing high quality returns for investors.

Mr. Mentzines is also currently a director of the Macquarie Power & Infrastructure Income Fund and serves on the investment committees for three of the Macquarie Group’s North American unlisted managed vehicles.

IRS Agreement

On October 31, 2007, we received from the IRS an executed agreement permitting the Company to be treated as a corporation for federal income tax purposes effective as of January 1, 2007.

Item 6. Exhibits

An exhibit index has been filed as part of this Report on page E-1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACQUARIE INFRASTRUCTURE COMPANY LLC
Dated: November 7, 2007	By: /s/ Peter Stokes Name: Peter Stokes Title: Chief Executive Officer
Dated: November 7, 2007	By: /s/ Francis T. Joyce Name: Francis T. Joyce Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
2.1*	Stock Option Agreement, dated August 8, 2007, by and between Kenneth C. Ricci and Macquarie Infrastructure Company LLC, and related assignment thereof.
10.1*	Loan Agreement, dated as of September 27, 2007, among Atlantic Aviation FBO Inc., the Lenders, as defined therein, and DEPFA BANK plc, as Administrative Agent, and Amendments No. 1 and No. 2 thereto.
10.2	Loan Agreement dated as of September 21, 2007 among Macquarie District Energy, Inc., Dresdner Bank AG New York Branch, as administrative agent and LaSalle Bank National Association, as issuing bank (incorporated by reference to the Registrants' Current Report on Form 8-K filed with the SEC on September 27, 2007).
10.3*	Amendment No.1, dated as of October 24, 2007 to Petroleum Feedstock Agreement, dated as of October 31, 1997, by and between Tesoro Hawaii Corporation and The Gas Company, LLC.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
31.3*	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer
32.1*	Section 1350 Certification of the Chief Executive Officer
32.2*	Section 1350 Certification of the Chief Financial Officer
99.1*	Consolidated Financial Statements of SJJC Aviation Services, LLC and Subsidiaries for the year ended December 31, 2006 (audited) and the six months ended June 30, 2007 (unaudited)
99.2*	Unaudited Pro Forma Condensed Combined Financial Statements as of, and for the six months ended, June 30, 2007.
99.3*	Press Release

*	Filed herewith.