Form 10-K
period 2007-12-31
Macquarie Infrastructure CO LLC
filed 2008-02-28
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission File Number: 001-32384

Macquarie Infrastructure Company LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-2052503
(Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

125 West 55th Street
New York, New York 10019

(Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Including Area Code: (212) 231-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Exchange on Which Registered:
Limited Liability Company Interests of Macquarie Infrastructure Company LLC (“LLC Interests”)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☒ NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ NO ☒

The aggregate market value of the outstanding shares of stock held by non-affiliates of Macquarie Infrastructure Company LLC at June 30, 2007 was $1,440,014,744 based on the closing price on the New York Stock Exchange on that date. This calculation does not reflect a determination that persons are affiliates for any other purposes.

There were 44,938,380 shares of stock without par value outstanding at February 27, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to Macquarie Infrastructure Company LLC's Annual Meeting of Shareholders for fiscal year ended December 31, 2007, to be held May 27, 2008, is incorporated by reference in Part III to the extent described therein.

i

FORWARD-LOOKING STATEMENTS

We have included or incorporated by reference into this report, and from time to time may make in our public filings, press releases or other public statements, certain statements that may constitute forward-looking statements. These include without limitation those under “Risk Factors” in Part I, Item 1A, “Legal Proceedings” in Part I, Item 3, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, and “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A. In addition, our management may make forward-looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts and represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “may” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements.

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results to differ materially from those contained in any forward-looking statements made by us. Any such forward-looking statements are qualified by reference to the following cautionary statements.

Forward-looking statements in this report are subject to a number of risks and uncertainties, some of which are beyond our control, including, among other things:

•	our Manager’s affiliation with the Macquarie Group, which may affect the market price of our LLC interests;
•	our limited ability to remove our Manager for underperformance and our Manager's right to resign;
•	our holding company structure, which may limit our ability to meet our dividend policy;
•	our ability to service, comply with the terms of and refinance at maturity our substantial indebtedness;
•	decisions made by persons who manage businesses in which we hold less than majority control, including decisions that could affect dividends;
•	our ability to make, finance and integrate acquisitions;
•	our ability to implement our operating and internal growth strategies;
•	the regulatory environment in which our businesses and the businesses in which we hold investments operate and our ability to comply with any changes thereto, rates implemented by regulators of our businesses and the businesses in which we hold investments, and our relationships and rights under and contracts with governmental agencies and authorities;
•	changes in patterns of commercial or general aviation air travel, or automobile usage, including the effects of changes in airplane fuel and gas prices, and seasonal variations in customer demand for our businesses;
•	changes in electricity or other energy costs;
•	the competitive environment for attractive acquisition opportunities facing our businesses and the businesses in which we hold investments;
•	changes in general economic, business or demographic conditions or trends in the United States or changes in the political environment, level of travel or construction or transportation costs where we operate, including changes in interest rates and inflation;
•	environmental risks pertaining to our businesses and the businesses in which we hold investments;
•	our ability to retain or replace qualified employees;
•	work interruptions or other labor stoppages at our businesses or the businesses in which we hold investments;

•	changes in the current treatment of qualified dividend income and long-term capital gains under current U.S. federal income tax law and the qualification of our income and gains for such treatment;
•	disruptions or other extraordinary or force majeure events affecting the facilities or operations of our businesses and the businesses in which we hold investments and our ability to insure against any losses resulting from such events or disruptions;
•	fluctuations in fuel costs, or the costs of supplies upon which our gas production and distribution business is dependent, and our ability to recover increases in these costs from customers;
•	our ability to make alternate arrangements to account for any disruptions that may affect the facilities of the suppliers or the operation of the barges upon which our gas production and distribution business is dependent; and
•	changes in U.S. domestic demand for chemical, petroleum and vegetable and animal oil products, the relative availability of tank storage capacity and the extent to which such products are imported.

Our actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. A description of risks that could cause our actual results to differ appears under the caption “Risk Factors” in Part I, Item 1A and elsewhere in this report. It is not possible to predict or identify all risk factors and you should not consider that description to be a complete discussion of all potential risks or uncertainties that could cause our actual results to differ.

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

Exchange Rates

In this report, we have converted foreign currency amounts into U.S. dollars using the Federal Reserve Bank noon buying rate at December 31, 2007 for our financial information and the Federal Reserve Bank noon buying rate at February 8, 2008 for all other information. At December 31, 2007, the noon buying rate of the Australian dollar was USD $0.8776 and the noon buying rate of the Pound Sterling was USD $1.9843. At February 8, 2008, the noon buying rate of the Australian dollar was USD $0.8945 and the noon buying rate of the Pound Sterling was USD $1.9473. The table below sets forth the high, low and average exchange rates for the Australian dollar and the Pound Sterling for the years indicated:

	U.S. Dollar/Australian Dollar			U.S. Dollar/Pound Sterling
Time Period	High	Low	Average	High	Low	Average
2001	0.5552	0.5016	0.5169	1.4773	1.4019	1.4397
2002	0.5682	0.5128	0.5437	1.5863	1.4227	1.5024
2003	0.7391	0.5829	0.6520	1.7516	1.5738	1.6340
2004	0.7715	0.7083	0.7329	1.8950	1.7860	1.8252
2005	0.7974	0.7261	0.7627	1.9292	1.7138	1.8198
2006	0.7914	0.7056	0.7535	1.9794	1.7256	1.8294
2007	0.9369	0.7724	0.8389	2.1104	1.9235	2.0019

Macquarie Infrastructure Company LLC is not an authorized deposit-taking institution for the purposes of the Banking Act 1959 (Commonwealth of Australia) and its obligations do not represent deposits or other liabilities of Macquarie Bank Limited ABN 46 008 583 542 (MBL). MBL does not guarantee or otherwise provide assurance in respect of the obligations of Macquarie Infrastructure Company LLC.

PART I

Item 1. Business

Except as otherwise specified, “Macquarie Infrastructure Company,” “we,” “us,” and “our” refer to Macquarie Infrastructure Company LLC, a Delaware limited liability company that we refer to as the company, and its subsidiaries together. References to our “shareholders” herein means holders of LLC interests. The holders of LLC interests are also the members of our company. Macquarie Infrastructure Management (USA) Inc., the company that we refer to as our Manager, is part of the Macquarie Group of companies. References to the Macquarie Group means Macquarie Group Limited and its respective subsidiaries and affiliates worldwide.

GENERAL

We own, operate and invest in a diversified group of infrastructure businesses primarily in the United States. We believe our infrastructure businesses, which provide basic everyday services, have a sustainable and stable cash flow profile and offer the potential for capital growth. We offer investors an opportunity to participate directly in the ownership of infrastructure businesses, which traditionally have been owned by governments or private investors, or have formed part of vertically integrated companies. Our businesses, which also constitute our operating segments, consist of the following:

•	an airport services business, that operates 69 fixed base operations, or FBOs, at 66 airports and one heliport;
•	a 50% interest in a bulk liquid storage terminal business operating ten marine terminals in the United States and two in Canada;
•	a gas production and distribution business in Hawaii;
•	a district energy business with operations in Chicago and Las Vegas; and
•	an off-airport parking business at 30 locations serving 20 commercial airport markets in the United States.

The company was formed on April 13, 2004. On December 21, 2004, we completed our initial public offering of shares representing beneficial interests in Macquarie Infrastructure Company Trust, or the Trust, and concurrent private placement of shares of trust stock. We used the majority of the proceeds of the offering and private placement to acquire our initial businesses and investments and to pay related expenses. Our initial businesses and investments consisted of our airport services business, our district energy business, our airport parking business, a toll road business through our 50% ownership of the Yorkshire Link shadow toll road, and investments in South East Water (SEW) and Macquarie Communications Infrastructure Group (MCG). During 2006, we sold the toll road business and investments in SEW and MCG.

Prior to June 25, 2007, our publicly traded entity was the Trust and the Trust held all of the LLC interests in the company. On June 25, 2007, we dissolved the Trust and completed a mandatory exchange of all of the shares of beneficial interest in the Trust held by each of our shareholders for an equal number of LLC interests in the company. Each shareholder of the Trust at the time of the exchange became a shareholder of, and with the same percentage interest in, the company. The LLC interests were listed on the NYSE under the symbol “MIC” at the time of the exchange.

Concurrent with the exchange we made an election to be treated as a corporation for federal income tax purposes. We requested, and the Internal Revenue Service, or IRS, approved, an effective date for the election of January 1, 2007. As a result, all investor tax reporting with respect to distributions made after December 31, 2006, and in all subsequent years, will be based on our being a corporation for U.S. federal tax purposes and such reporting will be provided on Form 1099.

For additional information on the dissolution of the Trust and concurrent mandatory share exchange, please refer to our Current Reports on Form 8-K, filed with the SEC on May 23, 2007 and June 22, 2007.

Our Manager

We have entered into a management services agreement with our Manager. Our Manager is responsible for our day-to-day operations and affairs and oversees the management teams of our operating businesses. The company neither has, nor will have, any employees. Our Manager has assigned, or seconded, to the company, on a permanent and wholly dedicated basis, two of its employees to assume the offices of chief executive officer and chief financial officer and seconds or makes other personnel available as required. The services performed for the company are provided at our Manager's expense, including the compensation of our seconded personnel.

Our Manager is a member of the Macquarie Group, a diversified international provider of financial, advisory and investment services. The Macquarie Group is headquartered in Sydney, Australia and as of December 31, 2007 employed almost 11,700 people in 25 countries. The Macquarie Group is a global leader in advising on the acquisition, disposition and financing of infrastructure assets and the management of infrastructure investment vehicles on behalf of third-party investors.

We believe that the Macquarie Group's demonstrated expertise and experience in the management, acquisition and funding of infrastructure businesses will provide us with a significant advantage in pursuing our strategy. Our Manager is part of the Macquarie Group's Capital Funds division, which as of December 31, 2007, had equity under management of approximately $49.0 billion on behalf of retail and institutional investors. The Macquarie Capital Funds division manages a global portfolio of 116 assets across 25 countries including toll roads, airports and airport-related infrastructure, communications, media, electricity and gas distribution networks, water utilities, aged care, rail and ferry assets. Operating since 1996, the Macquarie Capital Funds division currently has over 630 staff worldwide, with more than 70 executives based in the U.S. and Canada.

We expect that the Macquarie Group's infrastructure advisory division, with over 500 executives internationally, including more than 110 executives in North America, will be an important source of acquisition opportunities and advice for us. The Macquarie Group's infrastructure advisory division is separate from the Macquarie Capital Funds division. Historically the Macquarie Group's advisory division has sought out and presented the various infrastructure investment vehicles in Macquarie Capital Funds, including us, with a significant number of high quality infrastructure acquisition opportunities.

Although it has no contractual obligation to do so, we expect that the Macquarie Group's infrastructure advisory division will continue to present our Manager with similar opportunities that meet its investment criteria. Under the terms of the management services agreement, our Manager is obliged to present to us, on a priority basis, acquisition opportunities in the United States that are consistent with our strategy, as discussed below, and the Macquarie Group is our preferred financial advisor. Refer to the discussion under “U.S. Acquisition Priorities” for further information.

We also believe that our relationship with the Macquarie Group will enable us to take advantage of its expertise and experience in debt financing for infrastructure assets. As the typically strong, stable cash flows of infrastructure assets are usually able to support above average levels of debt relative to equity, we believe that the ability of our Manager and the Macquarie Group to source and structure low-cost project and other debt financing provides us with a significant advantage when acquiring assets. We believe that relatively lower costs will help us to maximize returns to shareholders from those assets.

We pay our Manager a management fee based primarily on our market capitalization. In addition, to incentivize our Manager to maximize shareholder returns, we may pay performance fees. Our Manager can earn a performance fee equal to 20% of the outperformance, if any, of quarterly total returns to our shareholders above the U.S. utilities index. To be eligible for the performance fee, our Manager must deliver total shareholder returns for the quarter that are positive and in excess of any prior underperformance. Please see the management services agreement filed as an exhibit to this Annual Report on Form 10-K for the full terms of this agreement.

Industry

Private investment in infrastructure is a relatively new trend in the United States, although well established in other financial markets. Infrastructure businesses are generally characterized by the essential nature of the services they provide. Our businesses, such as our district energy and airport parking businesses, provide basic, everyday services to our customers. In addition, our airport services business and our bulk liquid storage terminal business have long-lived, high-value physical assets with low ongoing maintenance capital expenditure requirements (in the case of our airport services business), are scalable and offer significant barriers to entry for new participants. We invest in infrastructure businesses that we believe provide sustainable cash flows and the opportunity for future growth. We focus on the ownership and operation of infrastructure businesses with long-lived physical assets in the following categories:

•	“user pays,” such as our airport services, airport parking and bulk liquid storage terminal businesses, the revenues of which are derived from per-use or rental charges;
•	“contracted,” such as our district energy business, a majority of the revenues of which are derived from long-term contracts with governments or other businesses; and
•	“regulated,” such as the utility operations of our gas production and distribution business.

The physical assets of our infrastructure businesses tend to be long-lived, require minimal or recoverable maintenance capital expenditure and are generally not subject to major technological change or rapid physical deterioration. This typically means that significant cash flow is available from our infrastructure businesses to service debt, make distributions to shareholders and to renew and expand the businesses. Together with the potential capital appreciation realized through the active management of these businesses, investment in infrastructure offers the potential for both income and growth.

Our infrastructure businesses provide sustainable and growing long-term cash flows due to consistent customer demand and the businesses’ strong competitive positions, which result from high barriers to entry and our active management of our businesses. We believe the ongoing cash flows of our infrastructure businesses are protected by the nature of our businesses, including:

•	ownership of long-lived, high-value physical assets that generally generate predictable revenue streams;
•	consistent, relatively inelastic demand for their services, which provides stable cash flows, particularly at our airport services, district energy and bulk liquid storage terminal businesses;
•	strong competitive positions, largely due to high barriers to entry, including:
•	high initial development and construction costs, such as the cost of cooling equipment and distribution pipes for our district energy business and the regulated distribution assets for our gas production and distribution business;
•	difficulty in obtaining suitable land, such as the waterfront land owned by our bulk liquid storage terminal business or the land near the commercial airports at which our airport parking business operates;
•	long-term, exclusive concessions or leases and customer contracts, such as those held by our airport services and district energy businesses;
•	the strong positions that our bulk liquid storage terminal and gas production and distribution businesses have in their respective markets; and
•	lack of cost-effective alternatives to customers in the foreseeable future, such as our district energy business.
•	the ability to pass increased operating costs through to customers in customer contracts by exercising “pricing power” resulting from their strong market positions; and
•	many of our businesses are scalable, such that relatively small amounts of growth related capital expenditure can result in significant increases in EBITDA.

We actively manage our businesses by seeking to grow revenues through improved marketing designed to attract customers to use the services provided by our businesses while controlling expenses. In addition, we seek to optimize the capital structures of our businesses to maximize the cash available for distribution to our shareholders. As a result, we believe we can grow our businesses at rates above the fundamental drivers associated with these businesses.

The revenues generated by our infrastructure businesses can generally be expected to keep pace with inflation due to the pricing power often enjoyed by user pays businesses, the price increases built into the agreements with customers of contracted businesses, and the inflation and cost pass-through adjustments typically provided by the regulatory process to regulated businesses. In addition, we employ interest rate swaps in connection with our businesses’ floating rate debt to protect our earnings from the higher costs that may result from interest rate increases.

Strategy

Our strategy for delivering increasing value to shareholders has three key components. First, we seek to generate revenue growth and gross operating income improvements by leveraging the proven capabilities of Macquarie’s Capital Funds division in managing infrastructure businesses. Second, we seek to optimize the capital structure of our businesses to maximize the benefit of our shareholders. Third, we seek to grow both our existing businesses and our portfolio of businesses overall through yield accretive acquisitions. We intend to acquire businesses that are complementary to our existing businesses as well as those that expand our operations into infrastructure sectors other than those in which our businesses currently operate. We believe our association with the Macquarie Group is key to the successful execution of our strategy.

Operational Strategy

We rely on the demonstrated expertise and experience of Macquarie’s Capital Funds division in the management of more than 100 infrastructure businesses around the world to help execute the operational component of our strategy. In managing infrastructure businesses, the Macquarie Group endeavors to recruit and support talented operational management teams and instill disciplined financial management consistently across the businesses through the development and execution of sound business plans. With the support of the Macquarie Group, we will continue to undertake the following initiatives:

•	improving and expanding our existing marketing programs;
•	developing the skills and abilities of management personnel in each of our businesses with respect to financial forecasting, performance measurement and expense management; and
•	designing and maintaining incentive compensation programs tied to the performance of each business.

We believe this component of our strategy will increase the cash generated by our businesses by increasing revenues and improving gross operating income.

Capital Management Strategy

The management teams of our operating businesses work closely with our Manager to evaluate and execute plans for the deployment of growth capital expenditures. We will also leverage the Macquarie Group’s strong relationships with financial institutions around the world to help finance our businesses. In implementing the capital management component of our strategy, we will undertake the following initiatives:

•	developing plans for, and deployment of, selective capital expenditures to renew facilities and expand certain operations;
•	sourcing and appropriately structuring debt facilities at our operating companies; and
•	reducing our exposure to interest rate fluctuations through use of rate swaps.

We believe that these initiatives will help us maximize the amount of cash available for distribution generated by each of our businesses.

Acquisition Strategy

We expect the acquisition component of our strategy to benefit from the Macquarie Group’s deep knowledge of, and ability to identify, acquisition opportunities in the infrastructure area. We believe it is often the case that infrastructure opportunities are not widely offered, well-understood or properly valued. The Macquarie Group has significant expertise in the execution of such acquisitions, which can be time-consuming and complex.

We intend to acquire infrastructure businesses and investments that are complementary to our existing businesses or in sectors other than those sectors in which our businesses and investments currently operate, provided we believe we can achieve yield accretive returns. Our focus is on acquiring businesses in the United States. Generally, we will seek to acquire controlling interests, but we may from time to time acquire minority positions in attractive sectors where those acquisitions generate immediate dividends and where our partners have objectives similar to our own. We will not seek to acquire infrastructure businesses that face significant competition, such as merchant electricity generation facilities.

Acquisition Opportunities

Infrastructure sectors that may present attractive acquisition candidates include, in addition to our existing businesses, electricity transmission and gas distribution networks, water and sewerage networks, contracted power generation and communications infrastructure. We expect that acquisition opportunities will arise from both the private sector and the public (government) sector.

•	Private sector opportunities. Private sector owners of infrastructure assets are choosing to divest these assets for competitive, financial or regulatory reasons. For instance, companies may dispose of infrastructure assets because a) they wish to concentrate on their core business rather than the infrastructure supporting it, b) they are over-leveraged and wish to pay down debt, c) their capital structure and shareholder expectations do not allow them to finance these assets as efficiently as possible, d) regulatory pressures are causing an unbundling of vertically integrated product offerings, or e) they are seeking liquidity and redeployment of capital resources.
•	Public (government) sector opportunities. Traditionally, governments around the world have financed the provision of infrastructure with tax revenue and government borrowing. Over the last few decades, many governments have pursued an alternate model for the provision of infrastructure as a result of budgetary pressures. This trend towards increasing private sector participation in the provision of infrastructure is well established in Australia, Europe and Canada, and it is underway in the United States. We believe private sector participation in the provision of infrastructure in the United States will increase over time, as a result of growing budgetary pressures, exacerbated by baby boomers reaching retirement age, and the significant under-investment (historically) in critical infrastructure systems in the United States.

U.S. Acquisition Priorities

Under the terms of the management services agreement, the company has first priority ahead of all current and future entities managed by our Manager or by members of the Macquarie Group within the Macquarie Capital Funds division with respect to acquisition opportunities within the United States other than:

Sector

Roads:	The company has second priority after Macquarie Infrastructure Group, any successor thereto or spin-off managed entity thereof or any one managed entity, or a “MIG Transferee”, to which Macquarie Infrastructure Group has transferred a substantial interest in its U.S. Assets provided that, in the case of such MIG Transferee, both Macquarie Infrastructure Group and such entity are co-investing in the proposed investment.

Airport ownership:	The company has second priority after Macquarie Airports (consisting of Macquarie Airports Group and Macquarie Airports), any successor thereto or spin-off managed entity thereof or any one managed entity, or a “MAp Transferee”, to which Macquarie Airports has transferred a substantial interest in its U.S. Assets provided that, in the case of such MAp Transferee, both Macquarie Airports and such entity are co-investing in the proposed investment.
Communications:	The company has second priority after Macquarie Communications Infrastructure Group, any successor thereto or spin-off managed entity thereof or any one managed entity, or a “MCG Transferee”, to which Macquarie Communications Infrastructure Group has transferred a substantial interest in its U.S. Assets provided that, in the case of such MCG Transferee, both Macquarie Infrastructure Group and such entity are co-investing in the proposed investment.

The company has first priority ahead of all current and future entities managed by our Manager or any Manager affiliate in all investment opportunities originated by a party other than our Manager or any Manager affiliate where such party offers the opportunity exclusively to the company and not to any other entity managed by our Manager or any Manager affiliate within the Macquarie Capital Funds division of the Macquarie Group.

Financing

We expect to fund any acquisitions with a combination of new debt at the holding company level, subsidiary non-recourse debt and issuance of additional LLC interests. We expect that a significant amount of our cash from operations will be used to support our distributions policy. We therefore expect that in order to fund significant acquisitions, in addition to new debt financing, we will also need to either offer more equity or offer our LLC interests to the sellers of businesses that we wish to acquire. See “Risk Factors” for a discussion of the impact of current economic conditions on our funding of acquisitions.

Our businesses have generally been partially financed with subsidiary-level non-recourse debt that is repaid solely from the businesses' revenue. The debt is generally secured by subsidiary equity, physical assets, major contracts and agreements and, when appropriate, cash accounts. In certain cases, the debt is secured by our ownership interest in that business.

These project finance type structures are designed to prevent lenders from looking through the operating businesses to us or to our other businesses for repayment. These non-recourse arrangements effectively result in each of our businesses being isolated from the risk of default by any other business we own or in which we have invested.

We have entered into a revolving credit facility at the MIC Inc. level, that provides for borrowings up to $300.0 million primarily to finance acquisitions and capital expenditures pending refinancing through equity offerings at an appropriate time. Currently we have drawn $56.0 million to fund the acquisition of Seven Bar FBOs, discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this form 10-K, and other projects.

OUR BUSINESSES AND INVESTMENTS

Airport Services Business

Business Overview

Our airport services business, Atlantic Aviation FBO Inc., operates 69 fixed-based operations, or FBOs, at 66 airports and one heliport throughout the United States. FBOs primarily provide fuelling and fuel-related services, aircraft parking and hangarage to owners/operators of jet aircraft in the general aviation sector of the air transportation industry.

Financial information for this business is as follows ($ in millions):

	As at, and for the Year Ended, December 31,
	2007	2006	2005
Revenue	$534.3	$312.9	$201.5
Operating income	76.4	47.9	28.3
Total assets	1,763.7	932.6	553.3
% of our consolidated revenue	64.3%	60.1%	66.2%

Our Acquisitions

On the day following our initial public offering, we purchased 100% of the ordinary shares in Atlantic Aviation FBO Inc., or Atlantic Aviation, the holding company of our airport services business, from the Macquarie Group for a purchase price of $118.2 million (including transaction costs) and assumed $130.0 million of senior debt. On the day following our initial public offering, we also acquired AvPorts from Macquarie Global Infrastructure Funds for cash consideration of $42.4 million (including transaction costs) and assumption of existing debt.

Since our initial acquisition, we have continued to increase our airport services business by acquiring additional FBOs. In 2005, we acquired three FBOs, 23 FBOs in 2006 and 29 FBOs in 2007. In December 2007, we entered into a definitive agreement to acquire three FBOs located in Sun Valley, Idaho and Albuquerque and Farmington, New Mexico and expect to complete these acquisitions in the first quarter of 2008.

In December 2007, we completed the sale of our South Lake Tahoe FBO assets. Operating results of this location were not material.

In January 2008, we entered into an agreement to sell our airport management contracts at six regional airports. The revenue of the airport management contracts account for less than 1% of the revenue of our airport services business for 2007.

Industry Overview

FBOs predominantly service the general aviation industry. General aviation, which includes corporate and leisure flying, pilot training, helicopter, medivac and certain air freight operations, is the largest segment of U.S. civil aviation and represents the largest percentage of the active civil aircraft fleet. General aviation does not include commercial air carriers or military operations. Local airport authorities grant FBO operators the right to sell fuel and provide certain services. Fuel sales provide most of an FBO's revenue.

FBOs generally operate in a limited competitive environment with high barriers to entry. Airports have limited physical space for additional FBOs. Airport authorities generally do not have the incentive to add additional FBOs unless there is a significant demand for capacity, as profit-making FBOs are more likely to reinvest in the airport and provide a broad range of services, which attracts increased airport traffic. The increased traffic generally generates additional revenue for the airport authority in the form of landing and fuel flowage fees. Government approvals and design and construction of a new FBO can also take significant time.

Demand for FBO services is driven by the number of general aviation aircraft in operation and average flight hours per aircraft. Both factors have recently experienced strong growth. According to the Federal Aviation Administration, or the FAA, from 1995 to 2006, the fleet of fixed-wing turbine aircraft, which includes turbojet and turboprop aircraft, increased at an average rate of 5.9% per year. Fixed-wing turbine aircraft are the major consumers of FBO services, especially fuel. Over the same period, the general aviation hours flown by fixed-wing turbine aircraft have increased at an average rate of 6.7% per year. This growth is and has been driven by a number of factors, in addition to general economic growth over the period, that include the following:

•	passage of the General Aviation Revitalization Act in 1994, which significantly reduced the product liability facing general aviation aircraft manufacturers;
•	dissatisfaction with the increased inconvenience of commercial airlines and major airports as a result of security-related delays;

•	growth in programs for the fractional ownership of general aviation aircraft (programs for the time share of aircraft), including NetJets, FlexJet and Flight Options; and
•	tax package passed by Congress in May 2003, which allowed companies to depreciate 50% of the value of new business jets in the first year of ownership if the jets were purchased and owned by the end of 2004.

We believe generally that the events of September 11, 2001 have increased the level of general aviation activity. We also believe that safety concerns for corporate staff combined with increased check-in and security clearance times at many airports in the United States have increased the demand for private and corporate jet travel.

As a result of these factors, the FAA is forecasting the turbine jet fleet (primarily FBO customers), to double in size over the 12-year period ending in 2017.

The growth in the general aviation market has driven demand for the services provided by FBOs, especially fuel sales. The general aviation market is serviced by FBOs located throughout the United States at various major and regional airports. There are approximately 4,500 FBOs throughout North America, with generally one to five operators per airport. Most of the FBOs are privately owned by operators with only one or two locations. There are, however, a number of larger industry participants.

We expect continued strong performance from our airport services business. General aviation aircraft manufacturers continue to report strong demand for new planes. The increased number of hours that general aviation aircraft are being flown is expected to continue to drive growth in the volume of fuel sold. Management of the airport services business believes that improved access to general aviation and the challenges facing commercial aviation associated with higher load levels, potential mainline carrier consolidation and security-related delays will result in the business being relatively insensitive to downturns in the broader economy. However, we cannot assure you that a prolonged economic downturn would not have an adverse impact on our FBO revenues in the future. See “Risk Factors”.

Strategy

We believe that our FBO business will continue to benefit from the overall growth in the corporate jet market and the demand for the services that our business offers. However, we believe that our airport services business is in a position to grow at rates in excess of the industry as a result of our focus on providing superior services, and our marketing and acquisition strategies.

Internal Growth

We plan to grow revenue and profits by continuing to focus on attracting pilots and passengers who desire full service and quality amenities. We will continue to develop our staff so as to provide a level of service higher than that provided by discount fuel suppliers. In addition, we will make selective capital expenditures that will increase revenue and reinforce our reputation for service and high quality facilities, potentially allowing us to increase profits on fuel sales and other services over time.

Acquisitions

We focus on acquisitions at major airports and locations where there is likely to be growth in the general aviation market. We believe we can grow through acquisitions and derive increasing economies of scale, as well as marketing, head office and other cost synergies. We also believe the highly fragmented nature of the industry and the desire of certain owners for liquidity provide attractive acquisition candidates, including both individual facilities and portfolios of facilities. In considering potential acquisitions, we will analyze factors such as capital requirements, the terms and conditions of the lease for the FBO facility, the condition and nature of the physical facilities, the location of the FBO, the size and competitive conditions of the airport and the forecasted operating results of the FBO.

Business

Operations

We believe our airport services business has high-quality facilities and focuses on attracting customers who desire high-quality service and amenities. Fuel and fuel-related revenue represented approximately 80.3% of our airport services business revenue for 2007. Other services provided to these customers include de-icing, aircraft parking, hangar rental and catering. Fuel is stored in fuel farms and each FBO operates refueling vehicles owned or leased by the FBO. The FBO either maintains or has access to the fuel storage tanks to support its fueling activities. At some of our locations, services are also provided to commercial carriers and include refueling from the carrier's own fuel supplies stored in the carrier's fuel farm, de-icing and ground and ramp handling services.

Our cost of fuel is dependent on the wholesale market price. Our airport services business sells fuel to customers at a contracted price, or at a price negotiated directly with the customer. While fuel costs can be volatile, we generally pass fuel cost changes through to customers and attempt to maintain a dollar-based margin per gallon of fuel sold.

Locations

Our FBO facilities operate pursuant to long-term leases from airport authorities or local government agencies. Our airport services business and its predecessors have a strong history of successfully renewing leases, and have held some leases for over 40 years. The existing leases have an average remaining length of approximately 18 years. The leases at 7 of our 69 FBOs will expire within the next five years. Our FBO at Atlanta Hartsfield Airport currently operates with a month-to-month lease and we are in the process of renewal for a longer lease through competitive bidding. We are the sole FBO operating at 33 of our locations.

The operating results of our two FBOs at the Norman Mineta San Jose International Airport account for approximately 8.5% of the gross profit of our airport service business for the fourth quarter of 2007. The FBOs at this location operate with two FBO leases which expire, including extension options, in 2046 and 2048. No other FBO leases are individually significant to our business.

The airport authorities have termination rights in each lease. Standard terms allow for termination if the tenant defaults on the terms and conditions of the lease, abandons the property or is insolvent or bankrupt. Less than 10 of our leases may be terminated with notice by the airport authority for convenience or other similar reasons. In each case, there are compensation agreements or obligations of the authority to make best efforts to relocate the FBO. Most of the leases allow for termination if liens are filed against the property.

Marketing

We believe our airport services business has an experienced marketing team and marketing programs that are sophisticated relative to those of other industry participants. Our airport services business' marketing activities support its focus on high-quality service and amenities.

Atlantic Aviation has established two key marketing programs. Each utilizes an internally-developed point-of-sale system that tracks all aircraft utilizing the airport and records which FBO the aircraft uses. To the extent that the aircraft is a customer of another Atlantic Aviation FBO but did not use the Atlantic Aviation FBO at the current location, a member of Atlantic Aviation's customer service team will send a letter alerting the pilot or flight department of Atlantic Aviation's presence at that site and inviting them to visit next time they are at that location.

The second key program is a customer loyalty program known as the “Atlantic Awards” point-of-sale system program under which points are provided to pilots that translate to cash credits depending on the amount of fuel purchased. This program has rapidly gained acceptance by pilots and is encouraging “upselling” of fuel, where pilots purchase a larger portion of their overall fuel requirement at our locations. These awards are recorded as a reduction in revenue in our consolidated financial statements.

Competition

Competition in the FBO business exists on a local basis at most of the airports at which our airport services business operates. Our heliport and 32 of our FBOs are the only FBOs at their respective airports, either because of the lack of suitable space at the airfield, or because the level of demand for FBO services at the airport does not support more than one FBO. The remaining 36 FBOs have one or more competitors located at the airport. FBO operators at a particular airport compete based on a number of factors, including location of the facility relative to runways and street access, service, value-added features, reliability and price. Our airport services business positions itself at these airports as a provider of superior service to general aviation pilots and passengers. Employees are provided with comprehensive training on an ongoing basis to ensure high and consistent quality of service. Our airport services business markets to high net worth individuals and corporate flight departments for whom fuel price is of less importance than service and facilities. While each airport is different, generally there are significant barriers to entry. We also compete against FBOs located at nearby airports.

We believe there are fewer than 10 competitors with operations at five or more U.S. airports, including Signature Flight Support, Encore (formerly known as Landmark Aviation) and Million Air Interlink. These competitors tend to be privately held or owned by private equity firms and larger companies, such as BBA Group plc. Some present and potential competitors have or may obtain greater financial and marketing resources than we do, which may negatively impact our ability to compete at each airport or to compete for acquisitions. We believe that the airport authorities from which our airport services business leases space are overall satisfied with the performance of their FBOs and for the most part are therefore not seeking to solicit additional service providers.

Regulation

The aviation industry is overseen by a number of regulatory bodies, the primary one being the FAA. Our airport services business is also regulated by the local airport authorities through lease contracts with those authorities. Our airport services business must comply with federal, state and local environmental statutes and regulations associated in part with numerous underground fuel storage tanks. These requirements include, among other things, tank and pipe testing for tightness, soil sampling for evidence of leaking and remediation of detected leaks and spills. Our FBO operations are subject to regular inspection by federal and local environmental agencies and local fire and airline quality control departments. We do not expect that compliance and related remediation work will have a material negative impact on earnings or the competitive position of our airport services business. Our airport services business has not received notice of any cease and abatement proceeding by any government agency as a result of failure to comply with applicable environmental laws and regulations.

Management

The day-to-day operations of our airport services business are managed by individual site managers. Local managers are responsible for all aspects of the operations at their site. Responsibilities include ensuring that customer requirements are met by the staff employed at their sites and that revenue from the sites is collected, and expenses incurred, in accordance with internal guidelines. Local managers are, within the specified guidelines, empowered to make decisions as to fuel pricing and other services, improving responsiveness and customer service. Local managers within a geographic region are supervised by a regional manager. Atlantic Aviation has a team of five regional managers covering the United States.

Atlantic Aviation's operations are overseen by a group of senior personnel who average approximately 19 years experience in the aviation industry. The business management team has established close and effective working relationships with local authorities, customers, service providers and subcontractors. The team is responsible for overseeing the FBO operations, setting strategic direction and ensuring compliance with all contractual and regulatory obligations.

Atlantic Aviation's head office is in Plano, Texas. The head office provides the business with central management and performs overhead functions, such as accounting, information technology, human resources, payroll and insurance arrangements. We believe our facilities are adequate to meet our present and foreseeable operational needs.

Employees

As of December 31, 2007, our airport services business employed over 2,700 employees at its various sites. Approximately 11% of employees are covered by collective bargaining agreements. We believe that employee relations at our airport services business are good.

Bulk Liquid Storage Terminal Business

Business Overview

International-Matex Tank Terminals, or IMTT, provides bulk liquid storage and handling services in North America through ten marine terminals located on the East, West and Gulf Coasts, the Great Lakes region of the United States and a partially owned terminal in each of Quebec and Newfoundland, Canada. The largest terminals are located on the New York Harbor and on the Mississippi River near New Orleans. IMTT stores and handles petroleum products, various chemicals, renewable fuels, and vegetable and animal oils. IMTT is one of the largest companies in the bulk liquid storage terminal industry in the United States, based on capacity.

Financial information for this business is as follows ($ in millions):

	As at, and for the Year Ended, December 31,
	2007	2006	2005
Revenue	$275.2	$225.5	$235.8
Operating income	59.7	48.0	39.9
Total assets(1)	862.5	630.4	549.2

(1)	IMTT reported financial results for the Quebec site using equity accounting during 2005 and 2006 and accounted for the Quebec results in 2007 on a consolidated basis.

For the year ended December 31, 2007, IMTT generated approximately 49% of its terminal revenue and approximately 50% of its terminal gross profit at its Bayonne, New Jersey facility, which services New York Harbor, and approximately 33% of its total terminal revenue and approximately 39% of its terminal gross profit at its St. Rose, Gretna and Avondale, Louisiana facilities, which together service the lower Mississippi River region (with St. Rose as the largest contributor).

The table below summarizes the proportion of the terminal revenue generated from the commodities stored at IMTT's terminal at Bayonne, IMTT's three fully operational terminals in Louisiana and IMTT's other U.S. terminals for the year ended December 31, 2007:

Proportion of Terminal Revenue from Major Commodities Stored
Bayonne Terminal	Louisiana Terminals	Other U.S. Terminals
Black Oil: 32%	Black Oil: 49%	Chemical: 34%
Gasoline: 23%	Vegetable and Animal Oil: 17%	Black Oil: 12%
Distillate: 21%	Chemical: 16%	Other Commodities: 54%
Other Commodities: 24%	Other Commodities: 18%

Black Oil includes #6 oil, a heavy fuel used in electricity generation, feedstock, bunker oil fuel for ships, and other industrial uses. Black Oil also includes vacuum gas oil, which is used as a feedstock for tertiary stages in oil refining. Distillate products include diesel fuel and home heating oil.

IMTT also owns Oil Mop, an environmental response and spill clean-up business. Oil Mop has a network of facilities along the U.S. Gulf Coast between Houston and New Orleans. These facilities service predominantly the Gulf region, but also respond to spill events as needed throughout the United States and internationally.

Our Acquisition

We completed the acquisition of our 50% economic and voting interest in IMTT Holdings Inc. (formerly known as Loving Enterprises, Inc.) on May 1, 2006. The shares we acquired were newly issued by IMTT Holdings Inc., which is the ultimate holding company for International-Matex Tank Terminals. The balance of the shares in IMTT Holdings Inc. is beneficially held by a number of related individuals.

Industry Overview

Bulk liquid storage terminals provide an essential link in the supply chain for major commodities such as crude oil, refined products and basic chemicals. In addition to renting storage tanks, bulk liquid storage terminals generate revenues by offering ancillary services including product transfer (throughput), heating and blending. Pricing for storage and other services typically reflects local supply and demand as well as the specific attributes at each terminal including access to deepwater berths, connections to land-based infrastructure such as a pipeline and rail, and the availability of environmental services.

Both domestic and international factors influence demand for bulk liquid storage in the United States. The need of customers to rent storage tanks for product inventories rises and falls according to local and regional consumption, which largely reflects the underlying economic activity. In addition to these domestic forces, import and export activity also accounts for a major portion of the business. Shippers require storage for the staging, aggregation and/or distribution of products before and after shipment. The extent of import/export activity depends on macroeconomic trends such as currency fluctuations as well as industry-specific conditions. For example, high natural gas prices in the United States have an adverse effect on the competitiveness of domestically produced commodity chemicals such as methanol. As a result, international chemical producers with access to cheaper sources of natural gas increase the importation of methanol and other basic chemicals into the United States and seek additional domestic bulk liquid storage capacity to facilitate this increased activity.

Potential entrants into the bulk liquid storage business face several substantial barriers. Strict environmental regulations, limited availability of waterfront land with the necessary access to land-based infrastructure, local community resistance to new fuel/chemical sites, and high initial investment costs impede the construction of new bulk liquid storage facilities. These deterrents are most formidable around New York Harbor and other waterways near major urban centers. As a consequence, new supply is generally created by the addition of tankage to existing terminals where existing infrastructure can be leveraged, resulting in higher returns on invested capital. However, restrictions on land use, difficulties in securing environmental permits, and the potential for operational bottlenecks due to infrastructure constraints may limit the ability of existing terminals to expand their facilities.

Based on these industry factors, we believe that bulk liquid storage businesses located in key geographic locations will benefit from favorable market forces for the foreseeable future. As a result, IMTT should continue to benefit from its market-leading positions in New York Harbor and the lower Mississippi River, which together accounted for 89% of its 2007 gross profit from terminal operations.

Strategy

We believe that IMTT will continue to benefit from overall growth in the demand for bulk liquid storage and constraints on the expansion of such storage facilities in its key geographic markets. We believe that IMTT will maximize the positive impact of such factors by continuing to execute its existing internal growth plans and seeking suitable expansion and acquisition opportunities.

Internal Growth

IMTT continues to seek maximum revenue and profitability growth by optimizing the mix of commodities stored at its terminals. In support of this effort, IMTT continues to improve its facilities by increasing the speed at which products move between storage tanks and various modes of transportation. These investments include additional upgrades to its dock, pipeline and pumping infrastructure. IMTT continues to dredge its waterways to ensure that large ships and barges, which account for the majority of inbound and outbound product movement, can deliver and receive stored product expeditiously. As such investments create immediate value for customers in the form of lower transport costs and increased logistical flexibility, IMTT usually achieves fast payback on such investments through storage rate increases. These infrastructure investments, which provide further financial benefits by virtue of their long useful life, lead to near permanent improvement in the IMTT capabilities and long-term enhancement of their competitive position. To complement the upgrade of its physical assets, IMTT intends to maintain its current high level of customer service.

Expansions and Acquisitions

IMTT seeks to increase its share of available storage capacity in New York Harbor and the lower Mississippi River and thereby improve its competitive position in these key geographic markets through a combination of:

•	building new tankage at existing facilities in these markets when supported by existing customer demand;
•	commissioning the new chemical storage and logistics facility at Geismar, Louisiana, which will establish IMTT as a significant provider of specialty chemical services on the lower Mississippi River and serve as a strong base for future expansion; and

•	acquiring smaller terminals in these markets that offer the potential for improved profitability under IMTT leadership.

IMTT will also consider the acquisition of storage facilities in markets that fall outside of its current key markets but offer long-term favorable supply/demand balance or the potential for improved performance under IMTT ownership.

Locations

The following table summarizes the location of each IMTT facility and the corresponding number of tanks in service, storage capacity in service, and number of ship and barge docks available for product transfer. This information reflects the site assets as of December 31, 2007 and does not include tanks used in packaging, recovery tanks, and other storage capacity not typically available for rent.

Facility	Land	Number of Storage Tanks in Service	Aggregate Capacity of Storage Tanks in Service	Number of Ship and Barge Berths in Service
			(millions of barrels)
Facilities in the United States:
Bayonne, NJ	Owned	480	15.4	18
St. Rose, LA	Owned	171	12.4	16
Gretna, LA	Owned	53	1.7	5
Avondale, LA	Owned	87	1.0	4
Geismar, LA(1)	Owned	—	—	3
Chesapeake, VA	Owned	25	1.0	1
Lemont, IL	Owned/Leased	145	0.9	3
Joliet, IL	Owned	72	0.7	2
Richmond, CA	Owned	45	0.7	1
Richmond, VA	Owned	12	0.4	1
Facilities in Canada:
Quebec City, Quebec(2)	Leased	49	2.2	2
Placentia Bay, Newfoundland(3)	Owned	6	3.0	2

(1)	Geismar docks commenced operation during 2007; storage activities are scheduled to begin during 2008
(2)	Indirectly 66.7% owned and managed by IMTT
(3)	Indirectly 20.1% owned and managed by IMTT

IMTT conducts operations on predominantly owned land. In addition to marine access, all facilities have road access and, except for Richmond, Virginia and Placentia Bay, Newfoundland, all sites have rail access.

Bayonne, New Jersey

The 15.4 million barrel storage terminal at Bayonne, New Jersey has the largest storage capacity of any IMTT site. Located on the Kill Van Kull between New Jersey and Staten Island, the terminal occupies a strategically advantageous position in New York Harbor, or NYH. As the largest third-party bulk liquid facility in NYH, IMTT-Bayonne has substantial market share for third-party storage of refined petroleum products and chemicals. From a relatively small initial site in Bayonne, IMTT expanded its presence over the past 25 years through progressive acquisitions of neighboring facilities.

NYH serves as the main petroleum trading hub in the northeast United States and the physical delivery point for the gasoline and heating oil futures contracts traded on New York Mercantile Exchange (NYMEX). In addition to waterborne shipments, products reach NYH through major refined petroleum product pipelines from the U.S. Gulf region, where approximately half of U.S. domestic refining capacity resides. NYH also serves as the starting point for refined product pipelines linked to inland markets and as a key port for U.S. refined product imports. IMTT-Bayonne has connections to the Colonial, Buckeye and Harbor refined petroleum product pipelines as well as rail and road connections. As a result, IMTT-Bayonne provides its customers with substantial logistical flexibility comparable or superior to those of its competitors.

IMTT-Bayonne has the capability to quickly load and unload the largest bulk liquid transport ships in NYH. The U.S. Army Corp of Engineers (USACE) has dredged the Kill Van Kull channel passing the IMTT-Bayonne docks to 45 feet (IMTT has dredged some but not all of its docks to that depth). Most competitors in NYH have facilities located on the southern portion of the Arthur Kill (water depth substantially less than 45 feet) and force large ships to transfer product through lightering, or the process of using barges to ferry product between the large ships in the harbor and the storage terminals. This latter technique substantially increases the cost of loading and unloading vessels. This competitive advantage for Bayonne may improve as the USACE has announced plans to dredge the Kill Van Kull to 50 feet (with no planned increase in the depth of the southern portion of the Arthur Kill).

We believe the current favorable supply/demand balance for bulk liquid storage in NYH is evident in the high capacity utilization experienced by IMTT-Bayonne. For the three years ended December 31, 2007, IMTT-Bayonne on average rented over 95% of its available storage capacity.

St. Rose/Avondale/Gretna/Geismar, Louisiana

On the lower Mississippi River, IMTT currently operates three bulk liquid storage terminals (St. Rose, Avondale, and Gretna) and will begin storage operations at a fourth site (Geismar) during 2008. With combined storage capacity of 15.1 million barrels, the three existing sites give IMTT substantial market share in third-party storage for Black Oil, bulk liquid chemicals, and vegetable oils. The Geismar facility, a logistics center for specialty chemical distribution, will give IMTT 860,000 more barrels of capacity in the region.

The Louisiana terminals give IMTT a substantial presence in a key domestic transport hub. The lower Mississippi serves as a major transshipment point between the central United States and the rest of the world for exported agricultural products (such as vegetable oils) and imported chemicals (such as methanol). The region also has substantial domestic traffic related to the petroleum industry. The U.S. Gulf Coast region hosts approximately half of U.S. refining capacity yet accounts for roughly only one-quarter of its consumption. As a result, Gulf Coast refiners send their products to other sections of the U.S. and require storage capacity and ancillary services to facilitate distribution. Thus, IMTT's Louisiana facilities, with their deep water ship and barge docks as well as rail and road infrastructure, are highly capable of performing the functions discussed above.

Demand for third-party bulk liquid storage has remained strong during the past several years, as illustrated by the capacity utilization at the existing IMTT Louisiana facilities. For the three years ended December 31, 2007, IMTT rented approximately 94% of the aggregate available storage capacity at St. Rose, Avondale and Gretna. Due to strong demand for storage capacity, IMTT has recently completed the construction of twelve new storage tanks at the three existing Louisiana sites with ten additional new storage tanks under construction. These expansion projects, coupled with the refurbishment and expansion of two existing tanks, will ultimately add almost 1.8 million barrels of new capacity at its Louisiana facilities at a total estimated cost of approximately $56.6 million. IMTT executed rental contracts with initial terms of at least five years for most of this new capacity, with several tanks designed to service customers while existing tanks undergo maintenance. We anticipate that the new tanks will contribute approximately $8.7 million to IMTT's terminal gross profit and EBITDA annually.

IMTT expects to begin storage operations at the new specialty chemical storage and logistics facility at Geismar during the second quarter of 2008. Based on latest projections, this new facility, which will add 428,000 barrels of new capacity, will cost $169.8 million to complete. Under the current project scope and subject to certain minimum product volumes handled by the facility, existing customer contracts should generate terminal gross profit and EBITDA of at least $18.8 million per year. Along with the construction of main storage and logistics operations at Geismar, IMTT plans to spend $15.0 million to install an additional 432,000 barrels of storage capacity, which should generate incremental annual gross profit and EBITDA of approximately $2.8 million.

Other Terminals

In addition to Bayonne and the four Louisiana sites, IMTT has smaller domestic operations in Chesapeake, Virginia; Richmond, Virginia; Lemont, Illinois; Joliet, Illinois; and Richmond, California. IMTT purchased the Joliet, IL facility, which it had operated and managed since 2003, in November 2007. In Canada, IMTT owns 66.7% of a terminal located at the Port of Quebec on the St. Lawrence River and 20.1% of a facility located on Placentia Bay, Newfoundland. The latter facility serves as a transshipment point for crude oil from fields off the east coast of Canada. As a group, these U.S. and Canadian facilities have a total storage capacity of 8.9 million barrels and generated 11% of IMTT's terminal gross profit during 2007.

Competition

The competitive environment in which IMTT operates varies by terminal location. The principal competition for each of IMTT's facilities comes from other third-party bulk liquid storage facilities located in the same regional market. Kinder Morgan, which owns three bulk liquid storage facilities in New Jersey and Staten Island, NY, represents IMTT's major competitor in the NYH market. Kinder Morgan also owns sites along the lower Mississippi near New Orleans. In both the NYH and lower Mississippi markets, IMTT operates the largest third-party terminal by capacity which, combined with the capabilities of IMTT's facilities, provides IMTT with a strong competitive position in both of these key bulk liquid storage markets.

IMTT's minor facilities in Illinois, California and Virginia represent only a small proportion of available bulk liquid storage capacity in their respective markets and have numerous competitors with facilities of similar or larger size and with similar capabilities.

Secondary competition for IMTT's facilities comes from bulk liquid storage facilities located in the same broad geographic region as IMTT's terminals. For example, bulk liquid storage facilities located on the Houston Ship Channel provide a moderate level of competition for IMTT's Louisiana facilities.

Customers

IMTT provides bulk liquid storage services principally to vertically integrated petroleum product producers, petroleum product refiners, chemical manufacturers, food processors and traders of bulk liquid petroleum, chemical and agricultural products. No single customer represented greater than 10% of IMTT's total revenue for the year ended December 31, 2007.

Customer Contracts

IMTT generally rents storage tanks to customers under contracts with typical terms of three to five years. Pursuant to these contracts, customers generally pay for the capacity of the tank irrespective of whether they actually store product in the tank. Customers generally pay rental charges monthly at rates stated in terms of cents per barrel of storage capacity per month. Tank rental rates vary by commodity stored and by location. IMTT's standard form of customer contract generally permits a certain number of free product movements into and out of the storage tank with charges for throughput exceeding the prescribed levels. In cases where stored liquids require heating to keep viscosity at acceptable levels, IMTT generally charges the customer for the heating with such charges essentially reflecting a pass-through of IMTT's cost. Heating charges principally cover the cost of fuel used to produce steam. Pursuant to IMTT's standard form of customer contract, tank rental rates, throughput rates and the rates for some other services generally increase based on annual inflation indices. Customers retain title to product stored in the tanks and have responsibility for securing insurance against loss. As a result, IMTT has no commodity price risk on liquid stored in its tank and have limited liability from product loss.

Regulation

The rates that IMTT charges for the services are not subject to regulation. However, a number of regulatory bodies oversee IMTT operations. IMTT must comply with numerous federal, state and local environmental, occupational health and safety, security and planning statutes and regulations. These regulations require IMTT to obtain and maintain permits to operate its facilities and impose standards that govern the way IMTT operates its business. If IMTT does not comply with the relevant regulations, it could lose its operating permits and/or incur fines and increased liability. As a result, IMTT has developed environmental and health and safety compliance functions which are overseen by the terminal managers at the terminal level and IMTT's Director of Environmental, Health and Safety, Chief Operating Officer and Chief Executive Officer. While changes in environmental, health and safety regulations pose a risk to IMTT's operations, such changes are generally phased in over time to manage the impact on industry.

The Bayonne, New Jersey terminal, which has been acquired and expanded over a 25 year period, contains pervasive remediation requirements that were partially assumed at the time of purchase from the various former owners. One former owner retained environmental remediation responsibilities for a purchased site as well as sharing other remediation costs. These remediation requirements are documented in two memoranda of agreement and an administrative consent order with the State of New Jersey. Remediation efforts entail removal of the free product, soil treatment, repair/replacement of sewer systems, and the implementation of containment and monitoring systems. These remediation activities are expected to span a period of ten to twenty years or more.

The Lemont terminal has entered into a consent order with the State of Illinois to remediate contamination at the site that pre-dated IMTT's ownership. Remediation is also required as a result of the renewal of a lease with a government agency for a portion of the terminal. This remediation effort, including the implementation of extraction and monitoring wells and soil treatment, is estimated to span a period of ten to twenty years.

See “Management's Discussion and Analysis of Financial Condition and Results of Operations —  Liquidity and Capital Resources” for discussion of the expected future capitalized cost of environmental remediation.

Management

The day-to-day operations of IMTT's terminals are overseen by individual terminal managers who are responsible for all aspects of the operations at their respective sites. IMTT's terminal managers have on average 30 years experience in the bulk liquid storage industry and 17 years service with IMTT.

The IMTT head office in New Orleans provides the business with central management, performs support functions such as accounting, tax, human resources, insurance, information technology and legal services and provides support for functions that have been partially de-centralized to the terminal level such as engineering and environmental and occupational health and safety regulatory compliance. IMTT's senior management team other than the terminal managers have on average 34 years experience in the bulk liquid storage industry and 26 years service with IMTT.

Employees

As at December 31, 2007, IMTT (excluding the partially owned Canadian sites) had a total of 949 employees with 701 employed at the bulk liquid storage terminals, 129 employed by Oil Mop, 51 employed by St. Rose Nursery and 68 employed at the head office in New Orleans. The only union employees of IMTT are at the Bayonne terminal, where 133 staff members are unionized, and at the Lemont and Joliet terminals, where 54 of the staff members are unionized. We believe employee relations at IMTT are good.

Shareholders' Agreement

Upon acquisition of our interest in IMTT we became a party to a shareholders' agreement relating to IMTT Holdings Inc. The other parties to the shareholders' agreement are IMTT Holdings Inc. and the other shareholders of IMTT Holdings. A summary of the key terms of the IMTT Holdings Inc. shareholders’ agreement is provided below:

Term	Detail and Comment
Parties	IMTT Holdings Inc., Then-Current Shareholders and Macquarie Terminal Holdings, LLC, our wholly-owned subsidiary.
Board of Directors and Investor Representative	• Board of IMTT Holdings of six members with three appointees from Macquarie Terminal Holdings, LLC.

•

All decisions of the Board require majority approval, including the approval of at least one member appointed by Macquarie Terminal Holdings, LLC and one member appointed by the Then-Current Shareholders.

• Customary list of items that must be referred to Board for approval.
• We have appointed an Investor Representative, or IR, and may, at our election, delegate some decision making authority with respect to IMTT to the IR.
Dividend Policy

•

Fixed quarterly distributions to us of $7.0 million per quarter through December 31, 2008 subject only to (i) compliance with financial covenants and law and (ii) retention of adequate cash reserves and committed and unutilized credit facilities as required for IMTT to meet the normal requirements of its business and to fund capital expenditures commitments approved by the Board.

•

Commencing March 2009, required quarterly distributions of 100% of cash from operations and cash from investing activities less maintenance capital expenditures, subject only to (i) compliance with financial covenants and law and (ii) retention of adequate cash reserves and committed and unutilized credit facilities as required for IMTT to meet the normal requirements of its business and to fund capital expenditures commitments approved by the Board.

•

Commencing March 2009, if debt to EBITDA (ex-shareholder loans) at the end of the quarter is greater than 4.25x then the payment of dividends is not mandatory. During 2009 and the first quarter of 2010, the debt value for this calculation will be equal to total debt outstanding (ex-shareholder loans) less $125.0 million.

•

Then-Current Shareholders will lend all dividends received for quarters through December 31, 2007 back to IMTT Holdings. Such shareholder loans will be repaid over 15 years commencing March 2008 and earn a fixed interest rate of 5.5%.

• The issuance of GO Zone bonds by IMTT in 2007 triggered fixed adjustments to shareholder dividends during the period from 2009 through 2015.
Capital Structure Policy	• Commencing March 2009, minimum gearing requirement of debt: EBITDA (ex-shareholder loans) of 3.75x.
Corporate Opportunities	• All shareholders are required to offer investment opportunities in bulk liquid terminal sector to IMTT.
Non-Compete	• Shareholders will not invest or engage in businesses that compete directly with IMTT's business.
CEO and CFO Succession

•

Pre-agreed successor to current chief executive officer is identified. Thereafter, Then-Current Shareholders are entitled to nominate chief executive officer whose appointment will be subject to Board approval.

• After the current chief financial officer, we are entitled to nominate all subsequent chief financial officers whose appointment will be subject to Board approval.

Gas Production and Distribution Business

Business Overview

Founded in 1904, The Gas Company, LLC, or TGC, is Hawaii's only government franchised full-service gas energy company making gas products and services available in Hawaii. The Hawaii market includes Hawaii's approximate 1.3 million resident population and approximate 7.6 million annual visitors. TGC provides both regulated and unregulated gas distribution services on the state's six primary islands.

TGC believes it has all of the regulated market and approximately 75% of the non-regulated gas market constituting approximately 90% of the state's overall gas market. TGC has two products: synthetic natural gas, or SNG, and liquefied petroleum gas, or LPG. Both products are relatively clean-burning fuels that produce lower levels of harmful emissions than other carbon based fuels such as coal or oil. This is particularly important in Hawaii where environmental regulations generally exceed Federal Environmental Protection Agency standards and lower emissions make our products attractive to customers.

SNG and LPG have a wide number of commercial and residential applications, including electricity generation, water heating, drying, cooking, and gas lighting. LPG is also used as a fuel for some automobiles, specialty vehicles and forklifts. Gas customers range from residential customers, for whom TGC has nearly all of the market, to a wide variety of commercial and wholesale customers.

TGC sales are stable and have demonstrated resilience even during downturns in the tourism industry and fluctuations in the general economic environment. Although the Hawaii Public Utilities Commission, or HPUC, sets the base price for the SNG and LPG sold by our regulated business, TGC is permitted to charge customers a fuel adjustment charge that can be adjusted monthly. Therefore, the profitability of the business has some protection from feedstock price changes due to its ability to recover increasing feedstock costs by adjusting the rates charged to its regulated customers.

TGC has two primary businesses, utility (or regulated) and non-utility (or unregulated):

•	The utility business includes the manufacture, distribution and sale of SNG on the island of Oahu and distribution and sale of LPG to approximately 36,000 customers through localized distribution systems located on the islands of Oahu, Hawaii, Maui, Kauai, Molokai and Lanai (listed by size of market with Oahu being the largest). Utility revenue consists principally of sales of thermal units, or therms, of SNG and LPG. One gallon of LPG is the equivalent of 0.913 therms. The operating costs for the utility business include the cost of locally purchased feedstock, the cost of manufacturing SNG from the feedstock, LPG purchase costs and the cost of distributing SNG and LPG to customers. Sales to regulated accounts comprise approximately 60% of TGC's total revenue and therm sales.
•	The non-utility business comprises the sale of LPG to approximately 33,000 customers, through truck deliveries to individual tanks located on customer sites on Oahu, Hawaii, Maui, Kauai, Molokai and Lanai. Non-utility revenue consists of sales of gallons of LPG. The operating costs for the non-utility business include the cost of purchased LPG and the cost of distributing the LPG to customers. These sales comprise approximately 40% of TGC’s total revenue and therm sales.

Financial information for this business is as follows ($ in millions):

	As at, and for the Year Ended, December 31 (unless otherwise noted),
	2007	2006	2005
Revenue(1)	$170.4	$160.9	$147.5
Operating income	17.7	16.6	20.5
Total assets(2)	313.1	308.5	175.1
% of our consolidated revenue	20.5%	16.9%	N/A

(1)	Revenue and operating income in 2005 and 2006 include amounts prior to our acquisition.
(2)	Total assets for 2005 is as at June 30, the financial year end of the business prior to our acquisition.

Our Acquisition

On June 7, 2006, we completed the acquisition of TGC from k1 Ventures Limited. The cost of the acquisition, including working capital adjustments and transaction costs, was approximately $263.2 million. In addition, we incurred financing costs of approximately $3.3 million.

Strategy

We believe that TGC will continue to generate stable cash flows and revenue due to its established customer base, its locally well-known and respected brand and its strong competitive position in Hawaii. Additionally, we believe that TGC can increase its customer base and, accordingly, its revenue and cash flow by (1) focusing on new opportunities arising from growth in Hawaii's population, economy and tourism industry, and (2) increasing the value of TGC's products and its attractiveness as an alternative to other energy sources such as other LPG suppliers and Hawaii's electric utilities.

Focus on opportunities arising from growth in Hawaii's population, economy and tourism industry.   Growth of Hawaii's population and economy presents opportunities for increasing TGC's base of residential and commercial customers of both SNG and LPG. TGC intends to take advantage of growth in Hawaii's tourism and real estate industries by pursuing new customer relationships with hotel, restaurant and condominium developers and other similar commercial customers, as well as the growing residential market.

Increase TGC's attractiveness as an alternative to other LPG suppliers and Hawaii's electric utilities.   Over the long-term, we expect to invest in selected capital expenditures, such as those for improvements to TGC's distribution system and increases in TGC's LPG storage capacity. We believe that these capital expenditures will increase the reliability of TGC's distribution system and will enhance TGC's attractiveness as an alternative to Hawaii's regulated electric utilities and other non-regulated LPG suppliers. Additionally, we intend to market TGC as an environmentally friendly alternative to electricity generation and as an established, reliable and cost-effective distributor of LPG.

Products

Natural gas is comprised of a mixture of hydrocarbons, mostly methane, that is generally derived from wells drilled into underground reservoirs of porous rock. Hawaii relies solely on manufactured and imported alternatives because the state does not have any natural gas resources.

Synthetic Natural Gas.  TGC catalytically converts a light hydrocarbon feedstock (currently naphtha) to SNG. The product is chemically similar in most respects to natural gas and has a similar heating value on a per cubic foot basis. TGC has the only SNG manufacturing capability in Hawaii at its plant located on the island of Oahu.

TGC is the only producer and distributor of SNG in Hawaii, and provides SNG to regulated customers through its transmission and distribution system on Oahu. SNG is delivered from a centralized plant to customers via underground pipelines.

Liquefied Petroleum Gas.  LPG is a generic name for a mixture of hydrocarbon gases, typically propane and butane. Owing to chemical properties which result in LPG becoming liquid at atmospheric temperature and elevated pressure, LPG may be stored or transported more easily than natural or synthetic natural gas. LPG is typically transported using cylinders or tanks. Domestic and commercial applications of LPG are similar to those of natural gas and synthetic natural gas.

Utility Regulation

TGC's utility operations are regulated by the HPUC, while TGC's non-utility operations are not. The HPUC exercises broad regulatory oversight and investigative authority over all public utility companies doing business in the state of Hawaii.

Rate Regulation.  The HPUC currently regulates the rates that TGC can charge its utility customers via cost of service regulation. The rate approval process is intended to ensure that a public utility has a reasonable opportunity to recover costs that are prudently incurred and earn a fair return on its investments, while protecting consumer interests.

TGC's utility rates are established by the HPUC in periodic rate cases initiated by TGC when it has the need to do so. Historically, this has occurred approximately every five years. TGC initiates a rate case by submitting a request to the HPUC for an increase in the rates based, for example, upon materially higher costs related to providing the service. The HPUC and the Hawaii Division of Consumer Advocacy, or DCA, may also initiate a rate case, although such proceedings have been relatively rare in Hawaii and will generally only occur if the HPUC or DCA receive numerous complaints about the rates being charged or if there is a concern that TGC's regulated operations may be earning a greater than authorized rate of return on investment for an extended period of time.

During the rate approval process, TGC must demonstrate that, at its current rates and using a forward projected test year, its revenue will not provide a reasonable opportunity to recover costs and obtain a fair return on its investment. Following submission by the DCA and other intervening parties of their positions on the rate request, the HPUC issues a decision establishing the revenue requirements and the resulting rates that TGC will be allowed to charge. This decision relies on statutes, rules, regulations, prior precedent and well-recognized ratemaking principles. The HPUC is statutorily required to issue an interim decision on a rate case application within a certain time period, generally within 10 months following application, depending on the circumstances and subject to TGC's compliance with procedural requirements. In addition to formal rate cases, tariff changes and capital additions are also approved by the HPUC.

The most recent TGC rate case, resulting in a 9.9% increase, was approved by the HPUC in May 2002. The next rate case using a 2009 test year could be initiated by TGC as early as the third quarter of 2008 and new rates, if approved, could be implemented as early as the second quarter of 2009. As permitted by the HPUC, increases in TGC's gas feedstock costs since the last rate case have been passed through to customers via a monthly fuel adjustment charge.

Competition

Regulated Business.  TGC currently holds the only government franchise for regulated gas services in Hawaii. This enables it to utilize public easements for pipeline distribution systems. This franchise provides some protection from competition within the same gas-energy sector since TGC has developed and owns extensive below-ground distribution infrastructure. The costs associated with developing distribution infrastructure are significant. However, gas products can be stored in LPG tanks, and TGC's regulated customers, in most instances, have the ability to move to unregulated gas with TGC or its competitors by using LPG tanks.

Since electricity has similar markets and uses, TGC's regulated business also competes with electric utilities in Hawaii. Hawaii's electricity is generated by electric utilities and various non-utility generators. Non-utility generators, such as agricultural producers, can enter into power purchase agreements with electric utilities or others to sell excess power that is generated but not used by the non-utility business.

Unregulated Business.  TGC also sells LPG in an unregulated market in the six primary islands of Hawaii. Of the largest 250 non-utility customers, over 90% have multi-year supply contracts with a weighted average life of approximately three years expiring in various years through 2016. There are two other wholesale companies and several small retail distributors that share the LPG market. The largest of these is AmeriGas. We believe TGC has a competitive advantage due to its established account base, storage facilities, distribution network and reputation for reliable, cost-effective service. Depending upon the end-use, the unregulated business also competes with electricity, diesel and solar energy providers. For example, both solar energy and gas are used for water heating in Hawaii. Historically, TGC's sales have been stable and somewhat insulated from downturns in the economic environment and tourism activity. This business contributes approximately 40% of TGC's revenue.

Fuel Supply, SNG Plant and Distribution System

TGC obtains its LPG from foreign imports and two oil refineries located on the island of Oahu. TGC obtains its raw feedstock for SNG production from one of those local refineries. TGC owns the dedicated pipelines, storage and infrastructure to handle this supply and the resulting volumes of gas. LPG is supplied to TGC's non-Oahu customers by barge.

TGC's total storage capacity, as of December 31, 2007, excluding product contained in transmission lines, barges and tanks that are on customer premises is approximately 2.1 million gallons.

Regulated Business

TGC manufactures SNG by converting naphtha, purchased from the Tesoro refinery, in its SNG plant located west of the Honolulu business district. The SNG plant configuration is effectively two production units, for most major pieces of equipment, thereby providing redundancy and ensuring continuous and adequate supply. A propane air unit provides backup in the event of a SNG plant shutdown. The SNG plant operates continuously with only a 15% seasonal variation in production and operates well within its design capacity of 150,000 therms per day. We believe that as of December 31, 2007 the SNG plant has, with an appropriate level of maintenance capital investment, an estimated remaining economic life of approximately 20 years and that the economic life of the plant is further extendable with additional capital investment.

The SNG plant receives feedstock and fuel from the Tesoro refinery under a Petroleum Feedstock Agreement, or PFA, with a term expiring in July 2008. The contract provides that TGC has a right of first refusal on up to 3.3 million therms per month. When adjusted for the thermal efficiency of the plant, it equates to up to approximately 35 million therms per year of SNG production. The PFA is more than adequate to meet the needs of the SNG plant. We are currently in renewal discussions with Tesoro. We believe the prices for the feedstock will be increased upon entering into a new contract and that we will be able to pass through this increase to utility customers. However, the new contract (and the ability to pass through these costs) will likely require approval by the Hawaii Public Utilities Commission.

A 22-mile transmission line links the SNG plant to a distribution system that ends in south Oahu. The pipeline is predominately sixteen-inch transmission piping and is utilized only on Oahu to move SNG from the plant to Pier 38 near the financial district in Honolulu. This line also provides short-term storage for 45,000 therms. Thereafter, a pipeline distribution system consisting of approximately 900 miles of transmission, distribution and service pipelines takes the gas to customers. Additionally, LPG is trucked and shipped by barge to holding tanks on Oahu and neighboring islands to be distributed via pipelines to utility customers that are not connected to the Oahu SNG pipeline system. Approximately 90% of TGC's pipeline system is on Oahu.

Unregulated Business

The non-utility business serves gas customers that are not connected to the TGC utility pipeline system. The LPG, acquired from the two Oahu refineries and from foreign suppliers, is distributed to neighboring island customers utilizing two LPG-dedicated barges exclusively time-chartered from a third-party, harbor pipelines, trucks, several holding facilities and storage base-yards on Kauai, Maui and Hawaii.

TGC is the only unregulated LPG provider in Hawaii that has three sources of LPG supply: two petroleum refineries on the island of Oahu and foreign sources. One of the LPG agreements with a Hawaii refinery has been renewed through 2008 with no substantive changes in the terms or pricing. Our LPG agreement with the second Hawaii refinery automatically extends for 90-day increments unless either party terminates the agreement. This agreement is currently being renegotiated. TGC has renewed its agreement for foreign LPG purchases at market prices.

The Jones Act

The barges transporting LPG between Oahu and its neighbor islands must comply with the requirements of the Jones Act (Section 27 of the Merchant Marine Act of 1920). TGC currently has the use of two Jones Act-qualified barges, having the capability of transporting 424,000 gallons and 500,000 gallons of LPG, respectively, under a time charter arrangement with a third-party.

Because there are no Jones Act-qualified ships transporting LPG in the Pacific, TGC cannot purchase LPG from the U.S. mainland. Therefore, TGC can only supplement its local purchases with LPG imported from outside the U.S. and carried on foreign tankers.

Employees and Management

As of December 31, 2007, TGC had 310 employees, of which 208 are unionized. The unionized employees are subject to a collective bargaining agreement that became effective May 1, 2004 and ends on

April 30, 2008. TGC and the Union have had a good relationship and there have been no major disruptions in operations due to labor matters for over thirty years. Management of TGC is headquartered in Honolulu, with branch managers at operating locations.

Environmental Matters

Environmental Permits.  The nature of a gas distribution system means that relatively few environmental operating permits are required. The most significant are air and wastewater permits that are required for the SNG plant. These permits contain restrictions and requirements that are typical for an operation of this type. To date, TGC has been in compliance with all material provisions of these permits and has implemented environmental policies and procedures in an effort to ensure continued compliance.

Environmental Compliance.  We believe that TGC is in compliance with applicable state and federal environmental laws and regulations. With regard to hazardous waste, all TGC facilities are generally classified as conditionally exempt small quantity generators, which means they generate between zero and one hundred kilograms of hazardous waste in a calendar month. Under normal operating conditions, the facilities do not generate hazardous waste. Hazardous waste, if produced, should pose little or no ongoing risk to the facilities from a regulatory standpoint because SNG and LPG dissipate quickly when released.

Other Environmental Matters.  Pier 38 and Parcels 8 and 9, which are owned by the State of Hawaii Department of Transportation — Harbors Division, or DOT, and which are currently used or have been used previously by TGC or its predecessors, have known environmental contamination and have undergone remediation work. Prior operations on these parcels included a parking lot, propane loading and unloading facilities, a propane air system and a propane tank storage and maintenance facility. In 2005, Parcel 8 and a portion of Parcel 9 were returned to DOT under an agreement that did not require remediation by TGC. We believe that any contamination on the portion of Parcel 9 that TGC continues to use resulted from sources other than TGC's operations because the contamination is not consistent with TGC's past uses of the property.

District Energy Business

Overview

Our district energy business consists of 100% ownership of Thermal Chicago and a 75% interest in Northwind Aladdin. We also own all of the senior debt of Northwind Aladdin. The remaining 25% equity interest in Northwind Aladdin is owned by Nevada Electric Investment Company, or NEICO, an indirect subsidiary of Sierra Pacific Resources.

Financial information for this business is as follows ($ in millions):

	As at, and for the Year Ended, December 31,
	2007	2006	2005
Revenue	$49.5	$43.6	$43.4
Operating income	11.8	9.0	9.4
Total assets	232.6	236.1	245.4
% of our consolidated revenue	6.0%	8.4%	14.2%

Thermal Chicago operates the largest district cooling system in the United States. The system currently serves approximately 100 customers under long-term contracts in downtown Chicago and one customer outside the downtown area. Thermal Chicago has signed contracts with seven additional customers that are expected to start service in 2009. Our district energy business provides chilled water from five modern plants located in downtown Chicago through a closed loop of underground piping for use in the air conditioning systems of large commercial, retail and residential buildings in the central business district. The first of the plants became operational in 1995, and the most recent came on line in June 2002. Our downtown system currently has system capacity of approximately 87,000 tons of chilled water. The downtown system's deliverable capacity is approximately 3,900 tons more than the system capacity due to the reduced rate arrangements with interruptible customers who, when called upon, could meet their own cooling needs during periods of peak demand.

Thermal Chicago also owns a site-specific heating and cooling plant that serves a single customer in Chicago outside of the downtown area. This plant has the capacity to produce 4,900 tons of cooling and 58.2 million British Thermal Units, or BTUs, of heating per hour.

Northwind Aladdin owns and operates a stand-alone facility that provides cold and hot water (for chilling and heating, respectively) and emergency electricity generation to the Planet Hollywood resort and casino and a shopping mall in Las Vegas, Nevada. Services are provided to both customers under long-term contracts that expire in 2020 with 90% of cash flows generated from the contract with the resort and casino.

The Northwind Aladdin plant has been in operation since 2000 and has the capacity to produce 9,270 tons of chilled water, 40 million BTUs of heating per hour and to generate approximately 5 megawatts of electricity in emergencies.

Our Acquisition

On the day following our initial public offering, we acquired 100% of the membership interests in Macquarie District Energy Holdings, LLC, the holding company of our district energy business, from the Macquarie Group, for $67.0 million (including transaction costs) and assumed $120.0 million of senior debt.

Industry Overview

District energy is the provision of chilled water, steam and/or hot water to customers from a centralized plant through underground piping for cooling and heating purposes. A typical district energy customer is the owner/manager of a large office or residential building or facilities such as hospitals, universities or municipal buildings. District energy systems exist in most major North American and European cities and some have been in operation for over 100 years. District energy is not, however, an efficient option for suburban areas where customers are widely dispersed.

Revenue from providing district energy services under contract are usually fixed capacity payments and variable usage payments. Capacity payments are made regardless of the actual volume of hot or cold water used. Usage payments are based on the volume of hot or cold water used.

Strategy

We believe that our district energy business will continue to generate stable cash flows and revenue due to the long-term contractual relationship with our customers and our management team’s ability to improve the operating performance of the business. We believe that we can grow our district energy business organically by connecting new customers to the existing system and effectively deploying capital to expand the capacity of the Thermal Chicago system.

Internal Growth

We plan to grow revenue and profits by increasing the output capacity of Thermal Chicago's plants in downtown Chicago and adding new customers to the system. Since 2004, system modifications and expansion of one of our plants have increased total system capacity by approximately 10,000 tons or 10%. Projects currently under development will further expand the system capability and accommodate the expected increase in demand for district cooling in Chicago.

Acquisitions

If attractive opportunities arise, we will consider growing our district energy business through acquisitions of other district energy systems where these acquisitions can be made on favorable economic terms. We anticipate that these systems, if acquired, will continue to be operated under the direct control of local management.

Business — Thermal Chicago

Operations

Each chilling plant is staffed when in operation and has a central control room from which the plant can be operated and customer site parameters can be monitored and controlled. The plant operators can monitor, and in some cases control, the functions of other plants allowing them to cross-monitor critical functions at the other plants.

Since the commencement of operations, there have been no unplanned interruptions of service to any customer. Occasionally, we have experienced plant or equipment outages due to electricity loss or equipment failure; however, in these cases we had sufficient idle capacity to maintain customer loads. When maintenance work performed on the system has required customer interruption, we have been able to coordinate our operations for periods of time to meet customer needs. The effect of major electric outages is generally mitigated since the plants affected by the outages cannot produce cooling and affected customers are unable to use the cooling service.

Corrective maintenance is typically performed by qualified contract personnel and off-season maintenance is performed by a combination of plant staff and contract personnel.

Electricity Costs

The largest and most variable direct expense of the operation is electricity, comprised of three major components: generation, transmission and distribution. Illinois' electricity generation market deregulated as scheduled in January 2007. The two other components, transmission and distribution, will remain regulated by the Federal Energy Regulatory Committee, or FERC, and the Illinois Commerce Commission, or ICC, respectively. Our district energy business has entered into a contract with a retail energy supplier to provide for the supply of the majority of its 2008 electricity generation and transmission at a fixed price. We estimate our 2008 electricity costs will increase by 15 to 20% over 2007 based on our energy contracts and the outcome of recent Commonwealth Edison, or ComEd, rate cases with the ICC and the FERC. ComEd will likely file future rate cases, which may cause the distribution component of our electricity costs to increase. We will need to enter into supply contracts for 2009 and subsequent years which may result in further increases in our electricity costs. In addition, from time to time, the ICC and FERC can change the rates for distribution and transmission costs, respectively. We believe that the terms of our customer contracts permit us to fully pass through our electricity cost increases or decreases.

Historically, operating personnel have managed the cost of electricity by taking into account system hydraulic requirements and the costs and efficiencies of each plant. The efficient use of electricity at each plant will vary based on its design, operation and its electricity rate plan.

Customers

We currently serve approximately 100 customers in downtown Chicago and one outside the downtown area, and have signed contracts with seven additional customers expected to begin service in 2009. These constitute a diverse customer base consisting of retail stores, office buildings, residential buildings, theaters and government facilities. Office and commercial buildings constitute approximately 70% of the customers. No one customer accounts for more than 10% of total contracted capacity and only three customers account for more than five percent of total contracted capacity each. The top 20% of customers account for approximately 60% of contracted capacity.

Our downtown district energy system sells approximately 98,000 tons of cooling capacity. Service to interruptible customers may be discontinued at any time and in return interruptible customers pay lower prices for the service. We are able to sell continual service capacity in excess of the capacity of our system because customers do not all use their full capacity at the same time. Because of this diversity in customer usage patterns, we have not had to discontinue service to interruptible customers since the initial phases of system construction.

We typically enter into contracts with the owners of the buildings to which the chilling service is provided. The terms of customer contracts vary. Approximately half of our contracts expire in the period from 2016 to 2020. The weighted average life of customer contracts as of December 31, 2007 is approximately 14 years.

Customers pay two charges to receive chilled water services: a fixed charge, or capacity charge, and a variable charge, or consumption charge. The capacity charge is a fixed monthly charge based on the maximum amount of chilled water that we have contracted to make available to the customer at any point in time. The consumption charge is a variable charge based on the volume of chilled water actually used during a billing period.

Adjustments to the capacity charge and consumption charge occur periodically, typically annually, either based on changes in certain economic indices or, under some contracts, at a flat rate. Capacity charges generally increase at a fixed rate or are indexed to the Consumer Price Index, or CPI, as a broad measure of inflation. Consumption charges are generally indexed to changes in a number of economic indices. These economic indices measure changes in the costs of electricity, labor and chemicals in the region in which we operate. While the indices used vary, consumption charges in 90% of our contracts (by capacity) are indexed to indices weighted at least 50% to CPI, costs of labor and chemicals with the balance reflecting changes in electricity costs. The terms of our customer contracts provide for the pass through of increases or decreases in our electricity costs.

Seasonality

Consumption revenue is higher in the summer months when the demand for chilled water is at its highest and approximately 80% of consumption revenue is received in the second and third quarters of each year.

Competition

Thermal Chicago is not subject to substantial competitive pressures. Pursuant to customer contracts, customers are generally not allowed to cool their premises by means other than chilled water service provided by our district energy business.

In addition, the major alternative cooling system available to building owners is the installation of a stand-alone water chilling system (self-cooling). While competition from self-cooling exists, we expect that the vast majority of our current contracts will be renewed at maturity. Installation of a water chilling system requires significant building reconfiguration and space and capital expenditure, whereas our district energy business has the advantage of economies of scale in terms of plant efficiency, staff and power sourcing.

We believe competition from an alternative district energy system in the Chicago downtown market is unlikely. There are significant barriers to entry including the considerable capital investment required, the need to obtain City of Chicago consent and the difficulty in obtaining sufficient customers given the number of buildings in downtown Chicago already committed under long-term contracts to the use of the system owned by us.

City of Chicago Use Agreement

We are not subject to specific government regulation, but our downtown Chicago operations are operated subject to the terms of a Use Agreement with the City of Chicago. The Use Agreement establishes the rights and obligations of our district energy business and the City of Chicago for the utilization of certain public ways of the City of Chicago for the operation of our district cooling system. Under the Use Agreement, we have a non-exclusive right to construct, install, repair, operate and maintain the plants and facilities essential in providing district cooling chilled water and related air conditioning service to customers.

The Use Agreement expires on December 31, 2020. Any proposed renewal, extension or modification of the Use Agreement will be subject to the approval by the City Council of Chicago.

Management

The day-to-day operations of our district energy business are managed by an operating management team located in Chicago, Illinois. Our management team has a broad range of experience that includes engineering, construction and project management, business development, operations and maintenance, project consulting, energy performance contracting, and retail electricity sales. The team also has significant financial and accounting experience.

Business — Northwind Aladdin

Approximately 90% of Northwind Aladdin's cash flows are generated from a long-term contract with the Planet Hollywood resort and casino, with the balance from a contract with the related shopping mall. The Planet Hollywood resort and casino in Las Vegas includes a hotel with over 2,500 rooms, a 100,000 square foot casino and a 75,000 square foot convention and conference facility. Additional buildings are being constructed on the property, and the Northwind Aladdin plant has the capability to serve the buildings.

The existing customer contracts with the resort and casino and the shopping mall both expire in February 2020. At expiry of the contracts, the plant will either be abandoned by us and ownership will pass to the resort and casino for no compensation, or the plant will be removed by us at a cost to the resort and casino.

The Northwind Aladdin plant has been in operation since 2000 and has the capacity to produce approximately 9,300 tons of chilled water, 40 million BTUs of heating per hour and to generate approximately 5 megawatts of electricity. The plant is staffed 24 hours a day. The plant supplies district energy services to its customers via an underground pipe system.

Employees

As of December 31, 2007, our district energy business had 41 full-time employees and one part-time employee. In Chicago, 27 plant staff members are employed under a three-year collective bargaining agreement expiring on January 15, 2009. In Las Vegas, the 7 plant staff members are employed under a four-year labor agreement expiring on March 31, 2009.

Airport Parking Business

Overview

Our airport parking business is the largest provider of off-airport parking services in the United States, measured by number of facilities. The business operates 30 facilities comprising over 40,000 parking spaces on over 360 acres at 20 major airports across the United States, including six of the busiest commercial U.S. airports for 2007. Our airport parking business provides customers with 24-hour secure parking close to airport terminals, as well as transportation via shuttle bus to and from their vehicles and the terminal. Operations are carried out on either owned or leased land at locations near airports. Operations on owned land or land on which our airport parking business has leases longer in term than 20 years (including extension options) account for a majority of operating income.

Financial information for this business is as follows ($ in millions):

	As at, and for the Year ended, December 31,
	2007	2006	2005
Revenue	$77.2	$76.1	$59.9
Operating income (loss)(1)	5.9	(10.1)	6.5
Total assets	280.4	283.5	288.8
% of our consolidated revenue	9.3%	14.6%	19.6%

(1)	Operating loss for 2006 includes a non-cash impairment charge of $23.5 million for existing trademarks and domain names due to a rebranding initiative.

Our Acquisition

In December 2004, following our initial public offering, we acquired interests in companies forming our airport parking business from various companies within, or managed by, the Macquarie Group. The total purchase price was $63.8 million. Upon closing these transactions, we owned 100% of PCAA Holdings and 87.2% of PCAA Parent, two of the holding companies within the airport parking business.

On October 3, 2005, our airport parking business acquired real property, and personal and intangible assets related to six off-airport parking facilities, collectively referred to as “SunPark” and also acquired two stand-alone facilities, thereby consolidating our presence in certain markets. We contributed $14.4 million to partially finance these transactions, and as a result, our ownership interest in the airport parking business increased to 88.0%.

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

Airports are generally owned by local governments although in many cases, airport parking operations are managed by large parking facility management companies pursuant to cost-plus contracts. Most airports have historically increased parking rates rapidly with increases in demand, creating a favorable pricing environment for off-airport competitors.

Airport parking facilities operate as “self-park” or “valet” parking facilities. Valet parking facilities often utilize “deep-stack” parking methods that allow for a higher number of cars to be parked within the same area than at a self-parking facility of the same size by minimizing space between parked cars. In addition, valet parking provides the customer with superior service, often allowing the parking rates to be higher than at self-park facilities. However, the cost of providing valet parking is generally higher, due to higher labor costs, so self-parking can be more profitable per car, depending upon land availability at an affordable cost, labor costs and the premium that can be charged for valet service.

The substantial increase in use of the internet to purchase air travel through companies such as Expedia, Orbitz and Travelocity, as well as through airlines' own websites, provides a strong co-marketing opportunity for larger off-airport parking operators that provide broad nationwide coverage at the busiest airports. In addition, we believe the highly fragmented nature of the industry may provide consolidation opportunities that provide economies of scale such as national marketing programs, distribution networks and information systems.

Strategy

We believe that we can grow our airport parking business by focusing on achieving operating efficiencies and internal growth and expanding marketing efforts. We may also consider complementary acquisitions and on-airport management services from time to time.

Operating Efficiencies

We pursue economies of scale that can be realized due to the size of our business in areas such as combined marketing programs, vehicles and equipment purchases and employee benefits. For example, we buy our fleet wholesale due to the quantity ordered each year.

Internal Growth

Our internal growth strategy includes ongoing development of pricing strategies and service offerings designed to maximize revenue and increase customer volumes. Our service strategy involves tailoring service offerings to specific markets to increase our customer base and encourage repeat business. In 2007, we largely completed a campaign to improve customer service through the upgrade of our staff, facilities and shuttle buses. Our pricing strategy involves our ongoing review of list prices and discounting policies on a market-by-market basis to optimize parking revenue and the provision of added or premium services (such as valet parking, covered parking and oil change service) in select markets to increase revenue generated per car. We intend to continue to expand capacity at capacity constrained locations through more efficient utilization of space, additional leases at adjacent or nearby properties to existing locations, valet parking and utilizing “deep-stack” parking and installation of vertical stackers.

Marketing

We intend to continue to expand the scope of our marketing programs by pursuing promotional arrangements and other co-marketing opportunities with third parties, such as airlines and travel agencies. We are in the process of rebranding many of our locations nationally with the intention of promoting our nationwide presence, and we are launching new initiatives such as a loyalty program and travel agent program. We are giving more autonomy to general managers for local marketing initiatives and rebalancing our marketing dollars toward our largest revenue generators to increase the effectiveness of our marketing spend. We intend to drive additional revenue by developing and refining our internet reservation capability and improving the product offering for corporate accounts and loyalty programs. We are also expanding our sales force on the west coast and mid-west to rebalance our portfolio to enhance corporate usage.

Acquisitions

We believe the highly fragmented nature of the industry may provide consolidation opportunities. Acquiring facilities at major airports where we do not currently have a facility may allow us to expand our nationwide presence, while opportunities in markets where we already have a presence may provide increased operating efficiencies and expanded capacity. Other business opportunities include on-airport parking and valet and shuttle management for airports.

Business

Operations

We believe our size and nationwide coverage and sophisticated marketing programs provide us with a competitive advantage over other airport parking operators. We have centralized our marketing activities and the manner in which we sell our services to customers. Individual location operations can focus on service delivery as diverse reservation services and customer and distribution channel relations are managed centrally. We believe our size and the diversity of our operations should enable us to mitigate the risk of a downturn or competitive impact in particular locations or markets. In addition, our size provides us with the ability to take advantage of incremental growth opportunities in any of the markets we serve as we generally have more capital resources to apply toward those opportunities than single facility operators.

Our nationwide presence also allows us to provide “one stop shopping” to internet travel agencies, airlines and major corporations that seek to deal with as few suppliers as possible. Our marketing programs and relationships with national distribution channels are generally more extensive than those of our industry peers. We market and provide discounts to numerous affinity groups, tour companies, airlines and online travel agencies. We believe most air travelers have never tried off-airport parking facilities, and we use these relationships to attract these travelers as new customers.

Most of our customers fall into two categories: business travelers and leisure travelers. Business travelers are typically much less price sensitive and tend to patronize those locations that emphasize service, particularly prompt, consistent and quick shuttle service to and from the airport. Shuttle service is generally provided within a few minutes of the customer's arrival at the parking facility, or the airport, as the case may be. Leisure travelers often seek the least expensive parking, and in certain markets we offer substantial discounts and coupon programs to attract leisure travelers. In addition to reserved parking and shuttle services, we provide ancillary services at some parking facilities to attract customers to the facility and/or to earn additional revenue at the facility. Such services include car washes or auto repairs in certain markets, either at no cost to the customer or for a fee.

Locations

Our off-airport parking business has 30 facilities at 20 airports across the United States including six of the ten busiest commercial airports. We have multiple facilities at Phoenix, Newark, Philadelphia, Oakland and Hartford airports.

The majority of our facilities provide a self park service while many also offer valet. Our portfolio covers over 360 acres of land of which over 200 acres are owned.

Marketing

Our marketing platform consists of direct mail campaigns, our website platform, cross-selling through and with third parties, notably Expedia, Orbitz and Airport Discount Parking. We also promote our business through promotional campaigns, such as our loyalty program, selective discount programs, companion airline ticket offers and local sporting promotions. We also maintain a corporate account program providing discounted or membership rates and added services to corporate customers. We also have cross-marketing arrangements with travel agents and travel providers such as JetBlue.

Competition

Competition exists on a local basis at each of the airports at which we operate. Generally, on and off-airport parking facilities compete on the basis of location (relative to the airport and major access roads), quality of facilities (including whether the facilities are covered), type of service provided (self-park or valet), security, service (especially relating to shuttle bus transportation and frequency and convenience of drop-off), price and marketing. We face direct competition from the on-airport parking facilities operated by each airport, many of which are located closer to passenger terminals than our locations. Airports generally have significantly more parking spaces than we do and provide different parking alternatives, including self-park short-term and long-term, off-airport lots and valet parking options.

We also face competition from existing off-airport competitors at each airport. While each airport is different, there generally are significant barriers to entry, including limited availability of suitable land of adequate size near the airport and major access roads and zoning restrictions. While competition is local in each market, we face strong competition from several large off-airport competitors, including companies such as The Parking Spot and ParkNFly that have over 15 facilities. In each market, we also face competition from smaller, locally owned independent parking operators, as well as from hotels or rental car companies that have their own parking facilities. Some present and potential competitors have or may obtain greater financial and marketing resources than we do, which may negatively impact our ability to compete at each airport or to compete for acquisitions.

Indirectly, we face competition from other modes of transportation to the airports at which we operate, including public transportation, airport rail links, taxis, limousines and drop-offs by friends and family. We face competition from other large off-airport parking providers in gaining access to marketing and distribution channels, including internet travel agencies, airlines and direct mail.

Regulation

Our airport parking business is subject to federal, state and local regulation relating to environmental protection. We own a parcel of real estate that includes land that the Environmental Protection Agency, or EPA, has determined to be contaminated. A third-party operating in the vicinity has been identified as a potentially responsible party by the EPA. We do not believe our parking business contributed to this contamination and we have not been named as a potentially responsible party. Nevertheless, we have purchased an environmental insurance policy for the property as an added precaution against any future claims. The policy expires in August 2012 and is renewable.

We transport customers by shuttle bus between the airport terminals and its parking facilities, subject to the rules and policies of the local airport. The airports are able to regulate or control the flow of shuttle buses. Some airport authorities require permits and/or levy fees on off-airport parking operators for every shuttle trip to the terminals. In most cases, we seek to pass increases in these fees on to our customers through higher parking rates. Significant increases in these fees could result in a loss of customers.

The FAA and Transportation Safety Administration, or the TSA, generally have the authority to restrict access to airports as well as to impose parking and other restrictions near the airport sites.

In addition, municipal and state authorities sometimes directly regulate parking facilities. We also may be affected periodically by government condemnation of our properties, in which case we will generally be compensated. We are also affected periodically by changes in traffic patterns and roadway systems near our properties and by laws and regulations (such as zoning ordinances) that are common to any business that deals with real estate.

Management

The day-to-day operations of our airport parking business are managed by a team primarily located at head offices in Downey, California. Each site is operated by local managers who are responsible for all aspects of the operations at their site. Responsibilities include ensuring that customer requirements are met and that revenue from the sites is collected and expenses incurred in accordance with internal guidelines.

Employees

As of December 31, 2007, our airport parking business employed approximately 1,000 individuals. Approximately 21% of its employees are covered by collective bargaining agreements. We believe that employee relations at this business are good.

Our Employees — Consolidated Group

As of December 31, 2007, we had approximately 4,000 employees at our four consolidated businesses (excluding IMTT) of which approximately 18% are subject to collective bargaining agreements. The company itself does not have any employees.

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any document we file with the SEC at the SEC's public reference room at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the operations of the public reference room. The SEC maintains a website that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including Macquarie Infrastructure Company) file electronically with the SEC. The SEC's website is www.sec.gov.

Our website is www.macquarie.com/mic. You can access our Investor Center through this website. We make available free of charge, on or through our Investor Center, our proxy statements, annual reports to shareholders, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We also make available through our Investor Center statements of beneficial ownership of the LLC interests filed by our Manager, our directors and officers, any 10% or greater shareholders and others under Section 16 of the Exchange Act.

You can also access our Governance webpage through our Investor Center. We post the following on our Governance webpage:

•	Third Amended and Restated Operating Agreement of Macquarie Infrastructure Company
•	Amended and Restated Management Services Agreement
•	Corporate Governance Guidelines
•	Code of Ethics and Conduct
•	Charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee
•	Policy for Shareholder Nomination of Candidates to Become Directors of Macquarie Infrastructure Company
•	Information for Shareholder Communication with our Board of Directors, our Audit Committee and our Lead Independent Director

Our Code of Ethics and Conduct applies to all of our directors, officers and employees as well as all directors, officers and employees of our Manager involved in the management of the company and its businesses. We will post any amendments to the Code of Ethics and Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, or NYSE, on our website. The information on our website is not incorporated by reference into this report.

You can request a copy of these documents at no cost, excluding exhibits, by contacting Investor Relations at 125 West 55th Street, New York, NY 10019 (212-231-1000).

Item 1A. Risk Factors

An investment in our LLC interests involves a number of risks. Any of these risks could result in a significant or material adverse effect on our results of operations or financial condition and a corresponding decline in the market price of the LLC interests.

Risks Related to Our Business

Adverse developments in the economy in general or in the aviation industry that results in less air traffic at airports we service would have a material adverse impact on our business.

A large part of our revenue is derived from fuel sales and other services provided to general aviation customers and, to a lesser extent, commercial air travelers. A sustained economic downturn could reduce the level of air travel generally, adversely affecting our airport services and airport parking business. In particular, general aviation travel is more expensive than alternative modes of travel. Consequently, during periods of economic downturn, FBO customers may choose to travel by less expensive means. Travel by commercial airlines may also become more attractive for general aviation travelers if service levels improve. Under these circumstances, our FBOs may lose customers to the commercial air travel market, which could cause our earnings to decrease substantially.

Air travel and air traffic volume can also be affected by events that have nationwide and industry-wide implications, such as the events of September 11, 2001, as well as local circumstances. Events such as wars, outbreaks of disease, such as SARS, and terrorist activities in the United States or overseas may reduce air travel. In addition, commercial traffic at an airport at which we have parking facilities may be reduced if airlines reduce the number of flights at that airport. Local circumstances include downturns in the general economic conditions of the area where an airport is located or other situations in which our major FBO customers relocate their home base or preferred fueling stop to alternative locations.

In addition, changes to regulations governing the tax treatment relating to general aviation travel, either for businesses or individuals may cause a reduction in general aviation travel. Increased environmental regulation restricting or increasing the cost of aviation activities could also cause our revenue to decline.

We may not be able to successfully fund future acquisitions of new infrastructure businesses due to the unavailability of debt or equity financing on acceptable terms, which could impede the implementation of our acquisition strategy and negatively impact our business.

In order to make acquisitions, we will generally require funding from external sources. Since the timing and size of acquisitions cannot be readily predicted, we may need to be able to obtain funding on short notice to benefit fully from attractive opportunities. Sufficient funding for an acquisition may not be available on short notice or may not be available on terms acceptable to us, particularly in light of the ongoing difficulties in the credit markets. Although we have a revolving credit facility at the MIC Inc. level primarily to fund acquisitions and capital expenditures, we may require more funding than is available under this facility. Furthermore, the level of our subsidiary indebtedness may limit our ability to expand this facility if needed or incur additional borrowings at the holding company level. This facility matures in March 2010, and we may be unable to refinance any borrowing that is outstanding under this facility at that time or enter into a replacement facility.

In addition to debt financing, we will likely fund or refinance a portion of the consideration for future acquisitions through the issuance of additional LLC interests. If our LLC interests do not maintain a sufficient market value, issuance of new LLC interests may result in dilution of our then-existing shareholders. In addition, issuances of new LLC interests, either privately or publicly, may occur at a discount to the price of our LLC interests on the NYSE at the time. Our equity financing activities may cause the market price of our stock to decline. Alternatively, we may not be able to complete the issuance of the required amount of LLC interests on short notice or at all due to a lack of investor demand for the LLC interests at prices that we find acceptable.

An inability to fund acquisitions on acceptable terms would prevent us from pursuing our acquisition strategy.

Our businesses have substantial indebtedness, which could inhibit their operating flexibility.

As of December 31, 2007, on a consolidated basis, we had total long-term debt outstanding of $1.4 billion, all of which is at the operating business level, plus a significant amount of additional availability under existing credit facilities, including $300.0 million under the MIC Inc. acquisition facility. IMTT also has a significant level of debt. The terms of these debt arrangements generally require compliance with significant operating and financial covenants. The ability of each of our businesses or investments to meet their respective debt service obligations and to repay their outstanding indebtedness will depend primarily upon cash produced by that business.

This indebtedness could have important consequences, including:

•	limiting the payment of dividends and distributions to us;
•	increasing the risk that our subsidiaries might not generate sufficient cash to service their indebtedness;
•	limiting our ability to use operating cash flow in other areas of our businesses because our subsidiaries must dedicate a substantial portion of their operating cash flow to service their debt;
•	limiting our and our subsidiaries' ability to borrow additional amounts for working capital, capital expenditures, debt services requirements, execution of our internal growth strategy, acquisitions or other purposes; and
•	limiting our ability to capitalize on business opportunities and to react to competitive pressures or adverse changes in government regulation.

If we are unable to comply with the terms of any of our various debt agreements, we may be required to refinance a portion or all of the related debt or obtain additional financing. We may not be able to refinance or obtain additional financing because of our high levels of debt and debt incurrence restrictions under our debt agreements or because of adverse conditions in credit markets generally. We also may be forced to default on any of our various debt obligations if cash flow from the relevant operating business is insufficient and refinancing or additional financing is unavailable, and, as a result, the relevant debt holders may accelerate the maturity of their obligations. If any of our businesses or investments were unable to repay its debts when due, it would become insolvent.

If interest rates or margins increase, the cost of refinancing debt and servicing our acquisition facility will increase, reducing our profitability and ability to pay dividends.

We have substantial indebtedness with maturities ranging from 2 years to 7 years. Refinancing this debt may result in substantially higher interest rates or margins or substantially more restrictive covenants. Either event may limit operational flexibility or reduce upstream dividends and distributions to us, which would have an adverse impact on our ability to pay dividends to shareholders. We also cannot assure you that we or the other owners of any of our businesses or investments will be able to make capital contributions to repay some or all of the debt if required.

In addition, we do not currently have any interest rate hedges in place to cover any borrowings under our MIC Inc. revolving credit facility. If we draw down on our MIC Inc. revolving credit facility, an increase in interest rates would directly reduce our profitability and cash available for distribution to shareholders. Our MIC Inc. revolving credit facility matures in March 2010 and we expect to repay or refinance any borrowing outstanding at that time and enter into a similar facility. An increase in interest rates or margins at that time may significantly increase the cost of any repayment or the terms associated with any refinancing.

Our holding company structure may limit our ability to make regular distributions to our shareholders because we will rely on distributions both from our subsidiaries and the companies in which we hold investments.

The company is a holding company with no operations. Therefore, it is dependent upon the ability of our businesses and investments to generate earnings and cash flows and distribute them to the company in the form of dividends and upstream debt payments to enable the company to meet its expenses and to make distributions to shareholders. The ability of our operating subsidiaries and the businesses in which we will hold investments to make distributions to the company is subject to limitations under the terms of their debt agreements and the applicable laws of their respective jurisdictions. If, as a consequence of these various limitations and restrictions, we are unable to generate sufficient distributions from our businesses and investments, the company may not be able to declare or may have to delay or cancel payment of distributions on its LLC interests.

Our ability to successfully implement our growth strategy and to sustain and grow our distributions depends on our ability to successfully implement our acquisition strategy and manage the growth of our business.

A major component of our strategy is to acquire additional infrastructure businesses both within the sectors in which we currently operate and in sectors where we currently have no presence. Acquisitions involve a number of special risks, including failure to successfully integrate acquired businesses in a timely manner, failure of the acquired business to implement strategic initiatives we set for it and/or achieve expected results, failure to identify material risks or liabilities associated with the acquired business prior to its acquisition, diversion of management's attention and internal resources away from the management of existing businesses and operations, and the failure to retain key personnel of the acquired business. We expect to face competition for acquisition opportunities, and some of our competitors may have greater financial resources or access to financing on more favorable terms than we will. This competition may limit our acquisition opportunities, lead to higher acquisition prices or both. While we expect that our relationship with the Macquarie Group will help us in making acquisitions, we cannot assure you that the benefits we anticipate will be realized. The successful implementation of our acquisition strategy may result in the rapid growth of our business which may place significant demands on management, administrative, operational and financial resources. Specifically, we expect to devote significant resources to integrating acquired businesses of which most, if not all, would have been privately owned and not subject to financial and disclosure requirements and controls applicable to U.S. public companies. We expect to expend significant time and resources to develop and implement effective systems and procedures, including accounting and financial reporting systems, for these acquired businesses. Furthermore, other than our Chief Executive Officer and Chief Financial Officer, the personnel of Macquarie Capital Funds performing services for us under the management services agreement are not wholly dedicated to us, which may result in a further diversion of management time and resources. Our ability to manage our growth will depend on our maintaining and allocating an appropriate level of internal resources, information systems and controls throughout our business. Our inability to successfully implement our growth strategy or successfully manage growth could have a material adverse effect on our business, cash flow and ability to pay distributions on our LLC interests.

We own, and may acquire in the future, investments in which we share voting control with third parties and, consequently, our ability to exercise significant influence over the business or level of their distributions to us depends on our maintaining good relationships with these third parties.

We own 50% of IMTT and may acquire less than majority ownership in other investments in the future. Our ability to influence the management of jointly controlled investments, and the ability of these investments to continue operating without disruption, depends on our maintaining a good working relationship with our co-investors and having similar investment and performance objectives for these investments. To the extent that we are unable to agree with co-investors regarding the business and operations of the relevant investment, the performance of investment and level of dividends to us are likely to suffer, which could have a material adverse effect on our results and our ability to pay distributions on our LLC interests. Furthermore, we may from time to time own non-controlling interests in investments. Management and controlling shareholders of these investments may develop different objectives than we have and may not make distributions to us at levels that we had anticipated. Our inability to exercise significant influence over the operations, strategies and policies of non-controlled investments means that decisions could be made that could adversely affect our results and our ability to generate cash and pay distributions on our LLC interests.

Our business is dependent on our relationships, on a contractual and regulatory level, with government entities that may have significant leverage over us. Government entities may be influenced by political considerations to take actions adverse to us.

Our business generally is, and will continue to be, subject to substantial regulation by governmental agencies. In addition, our business relies on obtaining and maintaining government permits, licenses, concessions, leases or contracts. Government entities, due to the wide-ranging scope of their authority, have significant leverage over us in their contractual and regulatory relationships with us that they may exercise in a manner that causes us delays in the operation of our business or pursuit of our strategy, or increased administrative expense. Furthermore, government permits, licenses, concessions, leases and contracts are generally very complex, which may result in periods of non-compliance, or disputes over interpretation or enforceability. If we fail to comply with these regulations or contractual obligations, we could be subject to monetary penalties or we may lose our rights to operate the affected business, or both. Where our ability to operate an infrastructure business is subject to a concession or lease from the government, the concession or lease may restrict our ability to operate the business in a way that maximizes cash flows and profitability. Further, our ability to grow our current and future businesses will often require consent of numerous government regulators. Increased regulation restricting the ownership or management of U.S. assets, particularly infrastructure assets, by non-U.S. persons, given the non-U.S. ultimate ownership of our Manager, may limit our ability to pursue acquisitions. Any such regulation may also limit our Manager's ability to continue to manage our operations, which could cause disruption to our business and a decline in our performance. In addition, any required government consents may be costly to seek and we may not be able to obtain them. Failure to obtain any required consents could limit our ability to achieve our growth strategy.

Our contracts with government entities may also contain clauses more favorable to the government counterparty than a typical commercial contract. For instance, a lease, concession or general service contract may enable the government to terminate the agreement without requiring them to pay adequate compensation. In addition, government counterparties also may have the discretion to change or increase regulation of our operations, or implement laws or regulations affecting our operations, separate from any contractual rights they may have. Governments have considerable discretion in implementing regulations that could impact these businesses. Because our businesses provide basic, everyday services, and face limited competition, governments may be influenced by political considerations to take actions that may hinder the efficient and profitable operation of our businesses and investments.

Governmental agencies may determine the prices we charge and may be able to restrict our ability to operate our business to maximize profitability.

Where our businesses or investments are sole or predominant service providers in their respective service areas and provide services that are essential to the community, they are likely to be subject to rate regulation by governmental agencies that will determine the prices they may charge. We may also face fees or other charges imposed by government agencies that increase our costs and over which we have no control. We may be subject to increases in fees or unfavorable price determinations that may be final with no right of appeal or that, despite a right of appeal, could result in our profits being negatively affected. In addition, we may have very little negotiating leverage in establishing contracts with government entities, which may decrease the prices that we otherwise might be able to charge or the terms upon which we provide products or services. Businesses and investments we acquire in the future may also be subject to rate regulation or similar negotiating limitations.

A significant and sustained increase in the price of oil could have a negative impact on the revenue of a number of our businesses.

A significant and sustained increase in the price of oil could have a negative impact on the profitability of a number of our businesses. Higher prices for jet fuel could result in less use of aircraft by general aviation customers, which would have a negative impact on the profitability of our airport services business. Higher prices for jet fuel will increase the cost of traveling by commercial aviation, which could result in lower enplanements at the airports where our airport parking business operates and therefore less patronage of our parking facilities and lower revenue. Higher fuel prices could increase the cost of power to our businesses generally which they may not be able to fully pass on to customers.

Our businesses are subject to environmental risks that may impact our future profitability.

Our businesses (including businesses in which we invest) are subject to numerous statutes, rules and regulations relating to environmental protection. Our airport services and airport parking businesses are subject to environmental protection requirements relating to the storage, transport, pumping and transfer of fuel, and our district energy business is subject to requirements relating mainly to its handling of significant amounts of hazardous materials. Our gas production and distribution business is subject to risks and hazards associated with the refining, handling, storage and transportation of combustible products. These risks could result in substantial losses due to personal injury, loss of life, damage or destruction of property and equipment, and environmental damage. Any losses we face could be greater than insurance levels maintained by our businesses, which could have an adverse effect on their and our financial results. In addition, disruptions to physical assets could reduce our ability to serve customers and adversely affect sales and cash flows.

IMTT's operations in particular are subject to complex, stringent and expensive environmental regulation and face risks relating to the handling and transportation of significant amounts of hazardous materials. Failure to comply with regulations or other claims may give rise to interruptions in operations and civil or criminal penalties and liabilities that could adversely affect our business and financial condition. Further, these rules and regulations are subject to change and compliance with such changes could result in a restriction of the activities of our businesses, significant capital expenditures and/or increased ongoing operating costs.

A number of the properties owned by IMTT have been subject to environmental contamination in the past and require remediation for which IMTT is liable. These remediation obligations exist principally at IMTT's Bayonne and Lemont facilities and could cost more than anticipated or could be incurred earlier than anticipated or both. In addition, IMTT may discover additional environmental contamination at its Bayonne, Lemont or other facilities that may require remediation at significant cost to IMTT. Further, the past contamination of the properties owned by IMTT could also result in personal injury or property damage or similar claims by third parties.

We may also be required to address other prior or future environmental contamination, including soil and groundwater contamination that results from the spillage of fuel, hazardous materials or other pollutants. Under various federal, state, local and foreign environmental statutes, rules and regulations, a current or previous owner or operator of real property may be liable for noncompliance with applicable environmental and health and safety requirements and for the costs of investigation, monitoring, removal or remediation of hazardous materials. These laws often impose liability, whether or not the owner or operator knew of, or was responsible for, the presence of hazardous materials. The presence of these hazardous materials on a property could also result in personal injury or property damage or similar claims by private parties that could have a material adverse effect on our financial condition or operating income. Persons who arrange for the disposal or treatment of hazardous materials may also be liable for the costs of removal or remediation of those materials at the disposal or treatment facility, whether or not that facility is or ever was owned or operated by that person.

We may face a greater exposure to terrorism than other companies because of the nature of our businesses and investments.

We believe that infrastructure businesses face a greater risk of terrorist attack than other businesses, particularly those businesses that have operations within the immediate vicinity of metropolitan and suburban areas. Specifically, because of the combustible nature of the products of our gas production and distribution business and consumer reliance on these products for basic services, the business’ SNG plant, transmission pipelines, barges and storage facilities may be at greater risk for terrorism attacks than other businesses, which could affect its operations significantly. Any terrorist attacks that occur at or near our business locations would likely cause significant harm to our employees and assets. As a result of the terrorist attacks in New York on September 11, 2001, insurers significantly reduced the amount of insurance coverage available for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events. A terrorist attack that makes use of our property, or property under our control, may result in liability far in excess of available insurance coverage. In addition, any further terrorist attack, regardless of location, could cause a disruption to our business and a decline in earnings. Furthermore, it is likely to result in an increase in insurance premiums and a reduction in coverage, which could cause our profitability to suffer.

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

Our income may be affected adversely if additional compliance costs are required as a result of new safety, health or environmental regulation.

Our businesses and investments are subject to federal, state and local safety, health and environmental laws and regulations. These laws and regulations affect all aspects of their operations and are frequently modified. There is a risk that any one of our businesses or investments may not be able to comply with some aspect of these laws and regulations, resulting in fines or penalties. Additionally, if new laws and regulations are adopted or if interpretations of existing laws and regulations change, we could be required to increase capital spending and incur increased operating expenses in order to comply. Because the regulatory environment frequently changes, we cannot predict when or how we may be affected by such changes.

Risks Related to Our Airport Services Business

Our airport services business is subject to a variety of competitive pressures, and the actions of competitors may have a material adverse effect on the revenue of our airport services business.

FBO operators at a particular airport compete based on a number of factors, including location of the facility relative to runways and street access, service, value added features, reliability and price. Many of our FBOs compete with one or more FBOs at their respective airports, and, to a lesser extent, with FBOs at nearby airports. Furthermore, our FBO airports may be subject to competitive bidding at the end of their term. Some present and potential competitors have or may obtain greater financial and marketing resources than we do, which may negatively impact our ability to compete at each airport or for lease renewal.

Our FBOs do not have the right to be the sole provider of FBO services at any of our FBO locations. The authority responsible for each airport has the ability to grant other FBO leases at the airport and new competitors could be established at those FBO locations. The addition of new competitors is particularly likely if we are seen to be earning significant profits from these FBO operations. Any such actions, if successful, may reduce, or impair our ability to increase, the revenue of the FBO business.

The termination for cause or convenience of one or more of the FBO leases would damage our airport services business significantly.

Our airport services revenue is derived from long-term FBO leases at airports and one heliport. If we default on the terms and conditions of our leases, the relevant authority may terminate the lease without compensation. Additionally, our leases at Chicago Midway, Philadelphia, North East Philadelphia, New Orleans International and Orange County airports and the Metroport 34th Street Heliport in New York City, representing less than 15% of our airport service business gross profit for the fourth quarter of 2007, allow the relevant authority to terminate the lease at their convenience. In each case, we would then lose the income from that location. We would also likely be in default under the loan agreements of our airport services business and be obliged to repay our lenders a portion or all of our outstanding loan amount.

Risks Related to IMTT

IMTT's business is dependent on the demand for bulk liquid storage capacity in the locations where it operates.

Demand for IMTT's bulk liquid storage is largely a function of U.S. domestic demand for chemical, petroleum and vegetable and animal oil products and, less significantly, the extent to which such products are imported into the United States rather than produced domestically. U.S. domestic demand for chemical, petroleum and V&A products is influenced by a number of factors, including economic conditions, growth in the U.S. economy and the pricing of chemical, petroleum and V&A products and their substitutes. Import volumes of these products to the United States are influenced by the cost of producing chemical, petroleum and V&A products domestically vis-à-vis overseas and the cost of transporting the products from overseas. In addition, changes in government regulations that affect imports of bulk chemical, petroleum and V&A products, including the imposition of surcharges or taxes on imported products, could adversely affect import volumes. A reduction in demand for bulk liquid storage, particularly in the New York Harbor or the lower Mississippi River, as a consequence of lower U.S. domestic demand for, or imports of, chemical, petroleum or V&A products, could lead to a decline in storage rates and tankage volumes rented by IMTT and adversely affect IMTT's revenue and profitability.

IMTT's business could be adversely affected by a substantial increase in bulk liquid storage capacity in the locations where it operates.

An increase in available bulk liquid storage capacity in excess of growth in demand for such storage in the key locations in which IMTT operates, such as New York Harbor and the lower Mississippi River, could result in overcapacity and a decline in storage rates and tankage volumes rented by IMTT and could adversely affect IMTT's revenue and profitability.

IMTT's business involves hazardous activities, is partly located in a region with a history of significant adverse weather events and is potentially a target for terrorist attacks. We cannot assure you that IMTT is, or will be in the future, adequately insured against all such risks.

The transportation, handling and storage of petroleum, chemical and V&A products are subject to the risk of spills, leakage, contamination, fires and explosions. Any of these events may result in loss of revenue, loss of reputation or goodwill, fines, penalties and other liabilities. In certain circumstances, such events could also require IMTT to halt or significantly alter operations at all or part of the facility at which the event occurred. Consistent with industry practice, IMTT carries insurance to protect against most of the accident-related risks involved in the conduct of the business; however, the limits of IMTT's coverage mean IMTT cannot insure against all risks. In addition, because IMTT's facilities are not insured against loss from terrorism, a terrorist attack that significantly damages one or more of IMTT's major facilities would have a negative impact on IMTT's future cash flow and profitability. Further, losses sustained by insurers during future hurricanes in the U.S. Gulf region may result in lower insurance coverage and increased insurance premiums for IMTT's properties in Louisiana.

Rebuilding efforts following Hurricane Katrina as well as major expansion projects undertaken at local refineries and chemicals plants have resulted in labor and materials shortages in the lower Mississippi region. This may have a negative impact on the cost and construction timeline of IMTT's new storage and logistics facility in Louisiana, which could result in a loss of customer contracts and reduced revenue and profitability.

As a result of Hurricane Katrina and major capital projects at local refineries and chemicals plants, construction costs in the region have increased and labor shortages have been experienced. This could have a significant negative impact on the cost and construction schedule of IMTT's new facility at Geismar, LA. IMTT may not be fully compensated by customers for any such increase in construction costs. In addition, substantial construction delays could result in a loss of customer contracts with no compensation or inadequate compensation, which would have a material adverse effect on IMTT's future cash flows and profitability.

Risks Related to Our Gas Production and Distribution Business

Our gas production and distribution business relies on its synthetic natural gas, or SNG, plant, including its transmission pipeline, for a significant portion of its sales. Disruptions at that facility could adversely affect the business’ ability to serve customers.

Disruptions at the SNG plant resulting from mechanical or operational problems could affect the ability of our gas production and distribution business to produce SNG. Most of the regulated sales on Oahu are of SNG and are produced at this plant. Disruptions to the primary and redundant production systems would have a significant adverse effect on sales and cash flows.

Our gas production and distribution business depends heavily on the two Oahu oil refineries for liquefied petroleum gas and the primary feedstock for its SNG plant. Disruptions or discontinuations at either of those refineries may adversely affect the operations of our gas production and distribution business.

Our gas production and distribution business comprises the manufacture of SNG and the distribution of SNG and liquefied petroleum gas, or LPG. Any feedstock, SNG or LPG supply disruptions or discontinuations that limit its ability to manufacture and deliver gas for customers would adversely affect its ability to carry out its operating activities. These could include: an inability to renew feedstock purchase arrangements, including our current SNG feedstock agreement that was extended through July 2008, on comparable terms or at all; extended unavailability of one or both of the Oahu refineries; a disruption to crude oil supplies or feedstocks to Hawaii; or an inability to purchase LPG from foreign sources. In addition, because we have only one current source of feedstock for our SNG, if Tesoro chooses to discontinue the production or sale of feedstock to us, which they could do with little or no notice, our utility business would suffer significant disruption and potentially significant capital expenditures until alternative supplies could be arranged. Our gas production and distribution business is also limited in its ability to store both foreign-sourced LPG and domestic LPG at the same location at the same time and, therefore, any disruption in supply may cause a short-term depletion of LPG. All supply disruptions, if occurring for an extended period, could materially adversely impact the business' sales and cash flows.

The most significant costs for our gas production and distribution business are locally-sourced LPG, LPG imports and feedstock for the SNG plant, the costs of which are directly related to petroleum prices. To the extent that these costs cannot be passed on to customers, the business’ sales and cash flows will be adversely affected.

The profitability of our gas production and distribution business is based on the margin of sales prices over costs. Since LPG and feedstock for the SNG plant are commodities, changes in the market for these products can have a significant impact on costs. In addition, increased reliance on higher-priced foreign sources of LPG, whether due to disruptions or shortages in local sources or otherwise, could also have a significant impact on costs. Our gas production and distribution business has no control over these costs, and, to the extent that these costs cannot be passed on to customers, the business’ financial condition and the results of operations would be adversely affected. Higher prices could result in reduced customer demand or could result in customer conversion to alternative energy sources. This would reduce sales volume and adversely affect profits.

Our gas production and distribution business' operations on the islands of Hawaii, Maui and Kauai rely on LPG that is transported to those islands by Jones Act qualified barges from Oahu and from non-Jones Act vessels from foreign ports. Disruptions to those vessels could adversely affect the business' results of operations.

Our gas production and distribution business has time charter agreements allowing the use of two barges that have the capability of transporting 424,000 gallons and 500,000 gallons of LPG, respectively. The Jones Act requires that vessels carrying cargo between two U.S. ports meet certain requirements. The barges used by our gas production and distribution business are the only two Jones Act qualified barges capable of carrying large volumes of LPG that are available in the Hawaiian Islands. They are near the end of their useful economic lives, and the barge owner intends to replace one or both of them in the near future. To the extent that the barge owner is unable to replace these barges, or alternatively, these barges are unable to transport LPG from Oahu and the business is not able to secure foreign-source LPG or obtain an exemption to the Jones Act, the storage capacity on those islands could be depleted and sales and cash flows could be adversely affected.

The recovery of amounts expended for capital projects and operating expenses in the regulated operations is subject to approval by the Hawaii Public Utilities Commission, or HPUC, which exposes our gas production and distribution business to the risk of incurring costs that may not be recoverable from regulated customers.

In the past, our gas production and distribution business has requested rate increases from the HPUC approximately every five years as its operating costs increased and as capital investments were committed. When the HPUC approved our purchase of the business, it stipulated that no rate increase may be implemented until 2009. Should our gas production and distribution business seek a rate increase, there is a risk that it will not be granted such increase or that it will be permitted only part of the increase, which may have a material adverse effect on its financial condition and results of operations.

The non-regulated operations of our gas production and distribution business are subject to a variety of competitive pressures and the actions of competitors, particularly from other energy sources, could have a materially adverse effect on operating results.

In Hawaii, gas is largely used by commercial and residential customers for water heating and cooking. Our gas production and distribution business also has wholesale customers that resell product to other end-users. Gas end-use applications may be substituted by other fuel sources such as electricity, diesel, solar and wind, particularly if the price of gas increases relative to other fuel sources, due to higher commodity supply costs or otherwise. Customers could, for a number of reasons, including increased gas prices, lower costs of alternative energy or convenience, meet their energy needs through alternative sources. This could have an adverse effect on the business' sales, revenue and cash flows.

Approximately two-thirds of the employees of our gas production and distribution business are members of a labor union. A work interruption may adversely affect our gas production and distribution business.

Approximately two-thirds of the employees of our gas production and distribution business are covered under a collective bargaining agreement that expires on April 30, 2008. Labor disruptions related to that contract or to other disputes could affect gas manufacturing, gas distribution systems, gas delivery and customer services. Any labor dispute, as well as the process of contract negotiations, has the potential of creating morale issues, which, if severe enough may adversely impact productivity.

Our gas production and distribution business' operating results are affected by Hawaii's economy.

The primary driver of Hawaii's economy is tourism. A significant portion of the sales of our gas production and distribution business is generated from businesses that rely on tourism as their primary source of revenue. These businesses include hotels and resorts, restaurants and laundries, comprising nearly half of sales. Should tourism decline significantly, the business’ commercial sales could be affected adversely. In addition, a reduction in new housing starts and commercial development would limit growth opportunities for the business.

Because of its geographic location, Hawaii, and in turn our gas production and distribution business, is subject to earthquakes and certain weather risks that could materially disrupt operations.

Hawaii is subject to earthquakes and certain weather risks, such as hurricanes, floods, heavy and sustained rains and tidal waves. Because the business’ SNG plant, SNG transmission line and several storage facilities are close to the ocean, weather-related disruptions are possible. In addition, earthquakes may cause disruptions. These events could damage its assets or could result in wide-spread damage to its customers, thereby reducing sales volumes and, to the extent such damages are not covered by insurance, the business’ revenue and cash flows.

Risks Related to Our District Energy Business

Pursuant to the terms of a use agreement with the City of Chicago, the City of Chicago has rights that, if exercised, could have a significant negative impact on our district energy business.

In order to operate our district cooling system in downtown Chicago, we have obtained the right to use certain public ways of the City of Chicago under a use agreement, which we refer to as the Use Agreement. Under the terms of the Use Agreement, the City of Chicago retains the right to use the public ways for a public purpose and has the right in the interest of public safety or convenience to cause us to remove, modify, replace or relocate our facilities at our own expense. If the City of Chicago exercises these rights, we could incur significant costs and our ability to provide service to our customers could be disrupted, which would have an adverse effect on our business, financial condition and results of operations. In addition, the Use Agreement is non-exclusive, and the City of Chicago is entitled to enter into use agreements with our potential competitors.

The Use Agreement expires on December 31, 2020 and may be terminated by the City of Chicago for any uncured material breach of its terms and conditions. The City of Chicago also may require us to pay liquidated damages of $6,000 a day if we fail to remove, modify, replace or relocate our facilities when required to do so, if we install any facilities that are not properly authorized under the Use Agreement or if our district cooling system does not conform to the City of Chicago's standards. Each of these non-compliance penalties could result in substantial financial loss or effectively shut down our district cooling system in downtown Chicago.

Any proposed renewal, extension or modification of the Use Agreement requires approval by the City Council of Chicago. Extensions and modifications subject to the City of Chicago's approval include those to enable the expansion of chilling capacity and the connection of new customers to the district cooling system. The City of Chicago's approval is contingent upon the timely filing of an Economic Disclosure Statement, or EDS, by us and certain of the beneficial owners of our stock. If any of these investors fails to file a completed EDS form within 30 days of the City of Chicago's request or files an incomplete or inaccurate EDS, the City of Chicago has the right to refuse to provide the necessary approval for any extension or modification of the Use Agreement or to rescind the Use Agreement altogether. If the City of Chicago declines to approve extensions or modifications to the Use Agreement, we may not be able to increase the capacity of our district cooling system and pursue our growth strategy for our district energy business. Furthermore, if the City of Chicago rescinds or voids the Use Agreement, our district cooling system in downtown Chicago would be effectively shut down and our business, financial condition and results of operations would be materially and adversely affected as a result.

Certain of our investors may be required to comply with certain disclosure requirements of the City of Chicago and non-compliance may result in the City of Chicago's rescission or voidance of the Use Agreement and any other arrangements our district energy business may have with the City of Chicago at the time of the non-compliance.

In order to secure any amendment to the Use Agreement with the City of Chicago to pursue expansion plans or otherwise, or to enter into other contracts with the City of Chicago, the City of Chicago may require any person who owns or acquires 7.5% or more of our LLC interests to make a number of representations to the City of Chicago by filing a completed EDS. Our LLC agreement requires that in the event that we need to obtain approval from the City of Chicago in the future for any specific matter, including to expand the district cooling system or to amend the Use Agreement, we and each of our then 7.5% investors would need to submit an EDS to the City of Chicago within 30 days of the City of Chicago's request. In addition, our LLC agreement requires each 7.5% investor to provide any supplemental information needed to update any EDS filed with the City of Chicago as required by the City of Chicago and as requested by us from time to time.

Any EDS filed by an investor may become publicly available. By completing and signing an EDS, an investor will have waived and released any possible rights or claims which it may have against the City of Chicago in connection with the public release of information contained in the EDS and also will have authorized the City of Chicago to verify the accuracy of information submitted in the EDS. The requirements and consequences of filing an EDS with the City of Chicago will make compliance with the EDS requirements difficult for our investors. If an investor fails to provide us and the City of Chicago with the information required by an EDS, our LLC agreement provides us with the right to seek specific performance by such investor. However, we currently do not have this right with respect to investors that own less than ten percent of our LLC interests. In addition, any action for specific performance we bring may not be successful in securing timely compliance of every investor with the EDS requirements.

If any investor fails to comply with the EDS requirements on time or the City of Chicago determines that any information provided in any EDS is false, incomplete or inaccurate, the City of Chicago may rescind or void the Use Agreement or any other arrangements Thermal Chicago has with the City of Chicago, and pursue any other remedies available to them. If the City of Chicago rescinds or voids the Use Agreement, our district cooling system in downtown Chicago would be effectively shut down and our business, financial condition and results of operations would be adversely affected as a result.

If certain events within or beyond the control of our district energy business occur, our district energy business may be unable to perform its contractual obligations to provide chilling and heating services to its customers. If, as a result, its customers elect to terminate their contracts, our district energy business may suffer loss of revenue. In addition, our district energy business may be required to make payments to such customers for damages.

In the event of a shutdown of one or more of our district energy business' plants due to operational breakdown, strikes, the inability to retain or replace key technical personnel or events outside its control, such as an electricity blackout, or unprecedented weather conditions in Chicago, our district energy business may be unable to continue to provide chilling and heating services to all of its customers. As a result, our district energy business may be in breach of the terms of some or all of its customer contracts. In the event that such customers elect to terminate their contracts with our district energy business as a consequence of their loss of service, its revenue may be materially adversely affected. In addition, under a number of contracts, our district energy business may be required to pay damages to a customer in the event that a cessation of service results in loss to that customer.

Northwind Aladdin currently derives most of its cash flows from a contract with a single customer, the Planet Hollywood Resort and Casino, which recently emerged from bankruptcy. If this customer were to enter into bankruptcy again, our contract may be amended or terminated and we may receive no compensation, which could result in the loss of our investment in Northwind Aladdin.

Northwind Aladdin derives most of its cash flows from a contract with the Planet Hollywood resort and casino (formerly known as the Aladdin resort and casino) in Las Vegas to supply cold and hot water and back-up electricity. The Aladdin resort and casino emerged from bankruptcy immediately prior to MDE's acquisition of Northwind Aladdin in September 2004, and, during the course of those proceedings, the contract with Northwind Aladdin was amended to reduce the payment obligations of the Aladdin resort and casino. If the Planet Hollywood resort and casino were to enter into bankruptcy again and a cheaper source of the services that Northwind Aladdin provides can be found, our contract may be terminated or amended. This could result in a total loss or significant reduction in our income from Northwind Aladdin, for which we may receive no compensation.

Risks Related to Our Airport Parking Business

Our airport parking logo and business brand is the subject of an infringement claim.

The business brand and logo of our airport parking business is the subject of a claim of infringement of a federal trademark in two of our parking locations. Our airport parking business may rebrand those locations which we do not believe would have a material adverse effect to the business. However, if we faced similar challenges at a significant number of our other parking locations, rebranding could result in a deterioration of our customer base in those locations and a resulting loss of revenue.

Our airport parking business is exposed to competition from both on-airport and off-airport parking, which could slow our growth or harm our business.

At each of the locations at which our airport parking business operates, it competes with both on-airport parking facilities, many of which are located closer to passenger terminals, and other off-airport parking facilities. If an airport expands its parking facilities or if new off-airport parking facilities are opened or existing facilities expanded, customers may be drawn away from our sites or we may have to reduce our parking rates, or both.

Parking rates charged by us at each of our locations are set with reference to a number of factors, including prices charged by competitors and quality of service by on-airport and off-airport competitors, the location and quality of the facility and the level of service provided. Additional sources of competition to our parking operations may come from new or improved transportation to the airports where our parking facilities are located. Improved rail, bus or other services may encourage our customers not to drive to the airport and therefore negatively impact revenue.

Changes in regulation by airport authorities or other governmental bodies governing the transportation of customers to and from the airports at which our airport parking business operates may negatively affect our operating results.

Our airport parking business' shuttle operations transport customers between the airport terminals and its parking facilities and are regulated by, and are subject to, the rules and policies of the relevant local airport authority, which may be changed at their discretion. Some airport authorities levy fees on off-airport parking operators for the right to transport customers to the terminals. There is a risk that airport authorities may deny or restrict our access to terminals, impede our ability to manage our shuttle operations efficiently, impose new fees or increase the fees currently levied.

Further, the FAA and the Transportation Security Administration, or TSA, regulate the operations of all the airports at which our airport parking business has locations. The TSA has the authority to restrict access to airports as well as to impose parking and other restrictions around the airports. The TSA could impose more stringent restrictions in the future that would inhibit the ability of customers to use our parking facilities.

Risks Related to Ownership of Our Stock

Our Manager's affiliation with Macquarie Group Limited and the Macquarie Group may result in conflicts of interest or a decline in our stock price.

Our Manager is an affiliate of Macquarie Group Limited and a member of the Macquarie Group. From time to time, we have entered into, and in the future we may enter into, transactions and relationships involving Macquarie Group Limited, its affiliates, or other members of the Macquarie Group. Such transactions have included and may include, among other things, the acquisition of businesses and investments from Macquarie Group members, the entry into debt facilities and derivative instruments with members of the Macquarie Group serving as lender or counterparty, and financial advisory services provided to us by the Macquarie Group.

Although our audit committee, all of the members of which are independent directors, is required to approve of any related party transactions, including those involving members of the Macquarie Group or its affiliates, the relationship of our Manager to the Macquarie Group may result in conflicts of interest.

In addition, as a result of our Manager’s being a member of the Macquarie Group, negative market perceptions of Macquarie Group Limited generally or of Macquarie’s infrastructure management model may affect market perceptions of our company and cause a decline in the price of our LLC interests unrelated to our financial performance and prospects.

In the event of the underperformance of our Manager, we may be unable to remove our Manager, which could limit our ability to improve our performance and could adversely affect the market price of our LLC interests.

Under the terms of the management services agreement, our Manager must significantly underperform in order for the management services agreement to be terminated. The company's board of directors cannot remove our Manager unless:

•	our LLC interests underperform a weighted average of two benchmark indices by more than 30% in relative terms and more than 2.5% in absolute terms in 16 out of 20 consecutive quarters prior to and including the most recent full quarter, and the holders of a minimum of 66.67% of the outstanding LLC interests (excluding any LLC interests owned by our Manager or any affiliate of the Manager) vote to remove our Manager;
•	our Manager materially breaches the terms of the management services agreement and such breach continues unremedied for 60 days after notice;
•	our Manager acts with gross negligence, willful misconduct, bad faith or reckless disregard of its duties in carrying out its obligations under the management services agreement, or engages in fraudulent or dishonest acts; or
•	our Manager experiences certain bankruptcy events.

Our Manager's performance is measured by the market performance of our LLC interests relative to a weighted average of two benchmark indices, a U.S. utilities index and a European utilities index, weighted in proportion to our U.S. and non-U.S. equity investments. As a result, even if the absolute market performance of our LLC interests does not meet expectations, the company's board of directors cannot remove our Manager unless the market performance of our LLC interests also significantly underperforms the weighted average of the benchmark indices. If we were unable to remove our Manager in circumstances where the absolute market performance of our LLC interests does not meet expectations, the market price of our LLC interests could be negatively affected.

Our Manager can resign on 90 days notice and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations which could adversely affect our financial results and negatively impact the market price of our LLC interests.

Our Manager has the right, under the management services agreement, to resign at any time on 90 days notice, whether we have found a replacement or not. If our Manager resigns, we may not be able to find a new external manager or hire internal management with similar expertise within 90 days to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial results could be adversely affected, perhaps materially, and the market price of our LLC interests may decline. In addition, the coordination of our internal management, acquisition activities and supervision of our businesses and investments are likely to suffer if we were unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Manager and its affiliates.

Furthermore, if our Manager resigns, the company and its subsidiaries will be required to cease using the Macquarie brand entirely, including changing their names to remove any reference to “Macquarie.” This may cause the value of the company and the market price of our LLC interests to decline.

Certain provisions of the management services agreement and the operating agreement of the company make it difficult for third parties to acquire control of the company and could deprive you of the opportunity to obtain a takeover premium for your LLC interests.

In addition to the limited circumstances in which our Manager can be terminated under the terms of the management services agreement, the management services agreement provides that in circumstances where the stock ceases to be listed on a recognized U.S. exchange as a result of the acquisition of stock by third parties in an amount that results in the stock ceasing to meet the distribution and trading criteria on such exchange or market, the Manager has the option to either propose an alternate fee structure and remain our Manager or resign, terminate the management services agreement upon 30 days written notice and be paid a substantial termination fee. The termination fee payable on the Manager's exercise of its right to resign as our Manager subsequent to a delisting of our LLC interests could delay or prevent a change in control that may favor our shareholders. Furthermore, in the event of such a delisting, any proceeds from the sale, lease or exchange of a significant amount of assets must be reinvested in new assets of our company, subject to debt repayment obligations. We would also be prohibited from incurring any new indebtedness or engaging in any transactions with shareholders of the company or its affiliates without the prior written approval of the Manager. These provisions could deprive shareholders of opportunities to realize a premium on the LLC interests owned by them.

The operating agreement of the company, which we refer to as the LLC agreement, contains a number of provisions that could have the effect of making it more difficult for a third-party to acquire, or discouraging a third-party from acquiring, control of the company. These provisions include:

•	restrictions on the company's ability to enter into certain transactions with our major shareholders, with the exception of our Manager, modeled on the limitation contained in Section 203 of the Delaware General Corporation Law;
•	allowing only the company's board of directors to fill vacancies, including newly created directorships and requiring that directors may be removed only for cause and by a shareholder vote of 66 2/3%;

•	requiring that only the company's chairman or board of directors may call a special meeting of our shareholders;
•	prohibiting shareholders from taking any action by written consent;
•	establishing advance notice requirements for nominations of candidates for election to the company's board of directors or for proposing matters that can be acted upon by our shareholders at a shareholders’ meeting;
•	having a substantial number of additional LLC interests authorized but unissued;
•	providing the company's board of directors with broad authority to amend the LLC agreement; and
•	requiring that any person who is the beneficial owner of 7.5% or more of our LLC interests make a number of representations to the City of Chicago in its standard form of Economic Disclosure Statement, or EDS, the current form of which is included in our LLC agreement, which is incorporated by reference as an exhibit to this report.

The market price and marketability of our LLC interests may from time to time be significantly affected by numerous factors beyond our control, which may adversely affect our ability to raise capital through future equity financings.

The market price of our LLC interests may fluctuate significantly. Many factors that are beyond our control may significantly affect the market price and marketability of our LLC interests and may adversely affect our ability to raise capital through equity financings. These factors include the following:

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

Risks Related to Taxation

The current treatment of qualified dividend income and long-term capital gains under current U.S. federal income tax law may be adversely affected, changed or repealed in the future.

Under current law, qualified dividend income and long-term capital gains are taxed to non-corporate investors at a maximum U.S. federal income tax rate of 15%. This tax treatment may be adversely affected, changed or repealed by future changes in tax laws at any time and is currently scheduled to expire for tax years beginning after December 31, 2010.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Generally all of the assets of our businesses, including real property, is pledged to secure the financing arrangements at these businesses. See “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Part II, Item 7 for a further discussion of these financing arrangements.

Airport Services Business

Our airport services business does not own any real property. Its operations are carried out under various long-term leases. Our airport services business leases office space for its head office in Plano, Texas, and satellite offices in Baltimore, Maryland and at Teterboro Airport. For more information regarding our FBO locations see “Our Businesses and Investments — Airport Services Business — Business — Locations” in Part I, Item 1. The lease in Plano expires in 2012 and we extended the lease in Baltimore in May 2006 for 90 days, with automatic renewal until termination by either party. We believe that these facilities are adequate to meet current and foreseeable future needs.

At its FBO sites, our airport services business owns or leases a number of vehicles, including fuel trucks, as well as other equipment needed to service customers. Some phased replacement and routine maintenance is performed on this equipment. We believe that the equipment is generally well maintained and adequate for present operations.

Bulk Liquid Storage Terminal Business

IMTT owns ten wholly-owned bulk liquid storage facilities in the United States and has part ownership in two companies that each own bulk liquid storage facilities in Canada. The land on which the facilities are located is either owned or leased by IMTT with leased land comprising a small proportion of the aggregate amount of land on which the facilities are located. IMTT also owns the storage tanks, piping and transportation infrastructure such as docks and truck and rail loading equipment located at all facilities, except for Quebec and Geismar where the docks are leased. We believe that the aforementioned equipment that is in service is generally well maintained and adequate for the present operations. For further details, see “Our Businesses and Investments — Bulk Liquid Storage Terminal Business — Locations” in Part I, Item 1.

Gas Production and Distribution Business

The Gas Company, or TGC, has facilities on all major Hawaiian Islands providing support for our regulated and non-regulated operations. Property used in the regulated operations includes the SNG Plant and underground distribution piping. Regulated operations also include several holding tanks for LPG for distribution via underground piping located on each major island and by trucks used to transport LPG to these holding tanks. TGC has approximately 1,000 miles of underground piping used in regulated operations, of which approximately 900 miles are on Oahu.

Non-regulated operations include tanks and cylinders used to store LPG as well as trucks used to transport LPG. TGC also maintains a fleet of service vehicles and other heavy equipment necessary to provide installation, and perform repairs and maintenance to our distribution systems.

A summary of property, by island, follows. For more information regarding TGC's operations see “Our Businesses and Investments — Gas Production and Distribution Business — Fuel Supply, SNG Plant and Distribution System” in Part I, Item 1.

Island	Description	Use	Own/Lease
Oahu	SNG Plant	Production of SNG	Lease
	Kamakee Street Buildings and Maintenance yard	Engineering, Maintenance Facility, Warehouse	Own
	LPG Baseyard	Storage facility for tanks and cylinders	Lease
	Topa Fort Street Tower	Executive Offices	Lease
	Various Holding Tanks	Store and supply LPG to utility customers	Lease
Maui	Office, tank storage facilities and baseyard	Island-wide operations	Lease
Kauai	Office	Island-wide operations	Own
Kauai	Tank storage facility and baseyard,	Island-wide operations	Lease
Hawaii	Office, tank storage facilities and baseyard	Island-wide operations	Own

District Energy Business

Thermal Chicago owns or leases six plants as follows:

Plant Number	Ownership or Lease Information
P-1	Thermal Chicago has a long-term ground lease until 2043 with an option to renew for 49 years. The plant is owned by Thermal Chicago.
P-2	Property and plant are owned by Thermal Chicago.
P-3	Thermal Chicago has a ground lease that expires in 2033 with a right to renew for ten years. The plant is owned by Thermal Chicago but the landlord has a purchase option over one-third of the plant.
P-4	Thermal Chicago has a ground lease that expires in 2016 and we may renew the lease for another 10 years for the P-4B plant unilaterally, and for P-4A, with the consent of the landlord. Thermal Chicago acquired the existing P-4A plant and completed the building of the P-4B plant in 2000. The landlord can terminate the service agreement and the plant A premises lease upon transfer of the property, on which the A and B plants are located, to a third-party.
P-5	Thermal Chicago has an exclusive perpetual easement for the use of the basement where the plant is located.
Stand-Alone	Thermal Chicago has a contractual right to use the property pursuant to a service agreement. Thermal Chicago will own the plant until the earliest of 2025 when the plant reverts to the customer or until the customer exercises an early purchase option. Early in 2005, the customer indicated its intent to exercise the early purchase option but has not pursued the matter to date.

These six plants have sufficient capacity to currently serve existing customers. For new customers, a system expansion will be needed as discussed in the specific capital expenditure section. Please see “Our Businesses and Investments — District Energy Business — Overview” in Item 1. Business for a discussion of system capacity.

Northwind Aladdin's plant is housed in its own building on a parcel of leased land within the perimeter of the Planet Hollywood resort and casino. The lease is co-terminus with the supply contract with the Planet Hollywood resort and casino. The plant is owned by Northwind Aladdin and upon termination of the lease the plant is required to either be abandoned or removed at the landlord's expense. The plant has sufficient capacity to serve its customers and has room for expansion if needed.

Airport Parking Business

Our airport parking business has 30 off-airport parking facilities located at 20 airports throughout the United States. The land on which the facilities are located is either owned or leased by us. Over half of our land, measured by number of spaces, is owned. None of these locations are individually material.

Our airport parking business leases office space for its head office in Downey, California. The lease expires in 2010.

Our airport parking business operates a fleet of shuttle buses to transport customers to and from the airports at which it operates. The total size of the fleet is approximately 192 shuttle buses.

Item 3. Legal Proceedings

There are no legal proceedings pending that we believe will have a material adverse effect on us other than ordinary course litigation incidental to our businesses. We are involved in ordinary course legal, regulatory, administrative and environmental proceedings periodically that are typically covered by insurance.

Item 4. Submission of Matters to a Vote of Securityholders

None.

PART II

Item 5. Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our LLC interests are traded on the NYSE under the symbol “MIC.” Our shares of trust stock began trading on the NYSE on December 16, 2004. The following table sets forth, for the fiscal periods indicated, the high and low sale prices per LLC interest (or per share of trust stock prior to dissolution of the Trust) on the NYSE:

	High	Low
Fiscal 2006
First Quarter	$35.23	$30.64
Second Quarter	32.27	26.06
Third Quarter	32.68	23.84
Fourth Quarter	35.79	29.20
Fiscal 2007
First Quarter	$39.30	$34.88
Second Quarter	44.86	39.05
Third Quarter	44.03	35.99
Fourth Quarter	41.76	37.94
Fiscal 2008
First Quarter (through February 23, 2008)	$39.01	$31.32

As at February 12, 2008 we had 44,938,380 LLC interests outstanding that were held by 59 holders of record representing over 65,000 beneficial holders.

Disclosure of NYSE-Required Certifications

Because our LLC interests are listed on the NYSE, our Chief Executive Officer is required to make, and on June 19, 2007 did make, an annual certification to the NYSE stating that he was not aware of any violation by the company of the corporate governance listing standards of the NYSE. In addition, we have filed, as exhibits to this annual report on Form 10-K, the certifications of the Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 to be filed with the SEC regarding the quality of our public disclosure.

Distribution Policy

We intend to declare and pay regular quarterly cash distributions on all outstanding LLC interests. Our policy is based on the predictable and stable cash flows of our businesses and investments and our intention to pay out as distributions to our shareholders the majority of our cash available for distributions and not to retain significant cash balances in excess of prudent reserves in our operating subsidiaries. We intend to finance our internal growth strategy primarily with selective operating cash flow and using existing debt and other resources at the company level. We intend to finance our acquisition strategy primarily through a combination of issuing new equity and incurring debt and not through operating cash flow. If our strategy is successful, we expect to maintain and increase the level of our distributions to shareholders in the future.

Since January 1, 2005, we have made or declared the following distributions:

Declared	Period Covered	$ per LLC Interest/Share of Trust Stock	Record Date	Payable Date
May 14, 2005	Dec 15 to Dec 31, 2004	$0.0877	June 2, 2005	June 7, 2005
May 14, 2005	First quarter 2005	$0.50	June 2, 2005	June 7, 2005
August 8, 2005	Second quarter 2005	$0.50	September 6, 2005	September 9, 2005
November 7, 2005	Third quarter 2005	$0.50	December 6, 2005	December 9, 2005
March 14, 2006	Fourth quarter 2005	$0.50	April 5, 2006	April 10, 2006
May 4, 2006	First quarter 2006	$0.50	June 5, 2006	June 9, 2006
August 7, 2006	Second quarter 2006	$0.525	September 6, 2006	September 11, 2006
November 8, 2006	Third quarter 2006	$0.55	December 5, 2006	December 8, 2006
February 27, 2007	Fourth quarter 2006	$0.57	April 4, 2007	April 9, 2007
May 3, 2007	First quarter 2007	$0.59	June 5, 2007	June 8, 2007
August 7, 2007	Second quarter 2007	$0.605	September 6, 2007	September 11, 2007
November 6, 2007	Third quarter 2007	$0.62	December 5, 2007	December 10, 2007
February 25, 2008	Fourth quarter 2007	$0.635	March 5, 2008	March 10, 2008

The declaration and payment of any future distribution will be subject to a decision of the company's board of directors, which includes a majority of independent directors. The company's board of directors will take into account such matters as general business conditions, our financial condition, results of operations, capital requirements and any contractual, legal and regulatory restrictions on the payment of distributions by us to our shareholders or by our subsidiaries to us, and any other factors that the board of directors deems relevant. In particular, each of our businesses and investments have substantial debt commitments and restrictive covenants, which must be satisfied before any of them can distribute dividends or make distributions to us. These factors could affect our ability to continue to make distributions. See “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Part II, Item 7.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below sets forth information with respect to LLC interests authorized for issuance as of December 31, 2007:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights(a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Under Column (a)) (c)
Equity compensation plans approved by securityholders(1)	10,314	$—		(1)
Equity compensation plans not approved by securityholders	—	—	—
Total	10,314	—		(1)

(1)	Information represents number of LLC interests issuable upon the vesting of director stock units pursuant to our independent directors' equity plan, which was approved and became effective in December 2004. Under the plan, each independent director elected at our annual meeting of shareholders is entitled to receive a number of director stock units equal to $150,000 divided by the average closing sale price of the stock during the 10-day period immediately preceding our annual meeting. The units vest on the day prior to the following year's annual meeting. We granted 3,438 director stock units to each of our independent directors elected at our 2007 annual shareholders' meeting based on the average 10-day closing price of $43.63. Currently, we have 127,258 LLC interests reserved for future issuance under the plan.

Item 6. Selected Financial Data

The selected financial data includes the results of operations, cash flow and balance sheet data of North America Capital Holding Company, or NACH (now known as Atlantic Aviation FBO Inc., or Atlantic Aviation), which was deemed to be our predecessor. We have included the results of operations and cash flow data of NACH for the year ended December 31, 2003, for the period from January 1, 2004 through July 29, 2004 and for the period July 30, 2004 through December 22, 2004. The period from December 23, 2004 through December 31, 2004 includes the results of operations and cash flow data for our businesses and investments from December 23 through December 31, 2004 and the results of the company from April 13, 2004 through December 31, 2004. The years ended December 31, 2007, 2006 and 2005 include the full year of results for our consolidated group, with the results of businesses acquired during 2007, 2006 and 2005 being included from the date of each acquisition. We have included the balance sheet data of NACH at December 31, 2003, and our consolidated balance sheet data at December 31, 2004, 2005, 2006 and 2007.

	Successor Year Ended Dec 31, 2007	Successor Year Ended Dec 31, 2006	Successor Year Ended Dec 31, 2005	Successor Dec 23 through Dec 31, 2004	Predecessor July 30 through Dec 22, 2004	Predecessor Jan 1 through July 29, 2004	Predecessor Year Ended December 31, 2003
	($ in thousands, except per LLC interest/trust stock data)
Statement of Operations Data:
Revenue
Revenue from product sales	$445,852	$262,432	$142,785	$1,681	$29,465	$41,146	$57,129
Revenue from product sales – utility	95,770	50,866	—	—	—	—	—
Service revenue	284,860	201,835	156,655	3,257	9,839	14,616	20,720
Financing and equipment lease income	4,912	5,118	5,303	126	—	—	—
Total revenue	831,394	520,251	304,743	5,064	39,304	55,762	77,849
Cost of revenue:
Cost of product sales	302,283	192,399	84,480	912	16,599	21,068	27,003
Cost of product sales - utility	64,371	14,403	—	—	—	—	—
Cost of services(1)	113,203	92,542	82,160	1,633	849	1,428	1,961
Gross profit	351,537	220,907	138,103	2,519	21,856	33,266	48,885
Selling, general and administrative expenses(2)	193,887	120,252	82,636	7,953	13,942	22,378	29,159
Fees to manager	65,639	18,631	9,294	12,360	—	—	—
Depreciation	20,502	12,102	6,007	175	1,287	1,377	2,126
Amortization of intangibles(3)	35,258	43,846	14,815	281	2,329	849	1,395
Operating income (loss)	36,251	26,076	25,351	(18,250)	4,298	8,662	16,205
Dividend income	—	8,395	12,361	1,704	—	—	—
Interest income	5,963	4,887	4,064	69	28	17	71
Finance fees	—	—	—	—	(6,650)	—	—
Interest expense	(81,653)	(77,746)	(33,800)	(756)	(2,907)	(4,655)	(4,820)
Loss on extinguishment of debt	(27,512)	—	—	—	—	—	—
Equity in (loss) earnings and amortization charges of investees	(32)	12,558	3,685	(389)	—	—	—
Loss on derivative instruments	(1,220)	(1,373)	—	—	—	—	—
Gain on sale of equity investment	—	3,412	—	—	—	—	—
Gain on sale of investment	—	49,933	—	—	—	—	—
Gain on sale of marketable securities	—	6,738	—	—	—	—	—
Other (expense) income, net	(815)	594	123	50	(39)	(5,135)	(1,219)
(Loss) income from continuing operations before income taxes and minority interests	(69,018)	33,474	11,784	(17,572)	(5,270)	(1,111)	10,237

	Successor Year Ended Dec 31, 2007	Successor Year Ended Dec 31, 2006	Successor Year Ended Dec 31, 2005	Successor Dec 23 through Dec 31, 2004	Predecessor July 30 through Dec 22, 2004	Predecessor Jan 1 through July 29, 2004	Predecessor Year Ended December 31, 2003
	($ in thousands, except per LLC interest/trust stock data)
Benefit (provision) for income taxes	16,483	16,421	3,615	—	(286)	597	(4,192)
Minority interests	(481)	(23)	203	16	—	—	—
(Loss) income from continuing operations	(52,054)	49,918	15,196	(17,588)	(5,556)	(514)	6,045
Discontinued operations:
Income from operations of discontinued operations	—	—	—	—	116	159	121
Loss on disposal of discontinued operations	—	—	—	—	—	—	(435)
Income (loss) on disposal of discontinued operations (net of applicable income tax provisions)	—	—	—	—	116	159	(314)
Net (loss) income	(52,054)	49,918	15,196	(17,588)	(5,440)	(355)	5,731
Basic and diluted (loss) earnings per LLC interest/trust stock(4)	(1.27)	1.73	0.56	(17.38)	—	—	—
Cash dividends declared per LLC interest/trust stock	2.385	2.075	1.5877	—	—	—	—
Cash Flow Data:
Cash provided by (used in) operating activities	96,550	46,365	43,547	(4,045)	(577)	7,757	9,811
Cash (used in) provided by investing activities	(644,010)	(686,196)	(201,950)	(467,477)	(228,145)	3,011	(4,648)
Cash provided by (used in) financing activities	567,546	562,328	133,847	611,765	231,843	(5,741)	(5,956)
Effect of exchange rate	(1)	(272)	(331)	(193)	—	—	—
Net increase (decrease) in cash	20,085	(77,775)	(24,887)	140,050	3,121	5,027	(793)

(1)	Includes depreciation expense of $11.0 million, $9.3 million and $8.1 million for the years ended December 31, 2007, 2006 and 2005, respectively, relating to our district energy and airport parking businesses.
(2)	The company incurred approximately $6.0 million of non-recurring acquisition and formation costs that have been included in the December 23, 2004 to December 31, 2004 consolidated results of operations.
(3)	Includes a $1.3 million non-cash impairment charge on the airport management contracts at our airport services business in 2007. Also includes a non-cash impairment charge of $23.5 million for trademarks and domain names due to a rebranding initiative at our airport parking business in 2006.
(4)	Basic and diluted (loss) earnings per LLC interest / trust stock was computed on a weighted average basis for the years ended December 31, 2007, 2006 and 2005 and for the period April 13, 2004 (inception) through December 31, 2004. The basic weighted average computation of 40,882,067 LLC interests outstanding for 2007 was computed based on 37,562,165 shares of trust stock outstanding from January 1 through June 25; 37,562,165 LLC interests outstanding from June 26 through July 4; 43,263,165 LLC interests outstanding from July 5 through July 12; 43,302,006 LLC interests outstanding from July 13 through July 31; 43,766,877 LLC interests outstanding from August 1 through September 30 and 44,938,380 LLC interests outstanding from October 1 through December 31. The stock grants provided to the independent directors on May 24, 2007 were anti-dilutive in 2007 due to the Company’s net loss for that year. The basic weighted average computation of 28,895,522 shares of trust stock outstanding for 2006 was computed based on 27,050,745 shares of trust stock outstanding from January 1 through June 1; 27,066,618 shares of trust stock outstanding from June 2 through June 26;

27,212,165 shares of trust stock outstanding from June 27 through October 29; 36,212,165 shares of trust stock outstanding from October 30 through November 5 and 37,562,165 shares of trust stock outstanding from November 6 through December 31. The diluted weighted average computation of 28,912,346 shares of trust stock outstanding for 2006 was computed by assuming that all of the stock unit grants provided to the independent directors on May 25, 2006 and May 25, 2005 had been converted to shares on those dates. The basic weighted average computation of 26,919,608 shares of trust stock outstanding for 2005 was computed based on 26,610,100 shares of trust stock outstanding from January 1 through April 18; 27,043,101 shares of trust stock outstanding from April 19 through May 24 and 27,050,745 shares of trust stock outstanding from May 25 through December 31. The diluted weighted average computation of 26,929,219 shares of trust stock outstanding for 2005 was computed by assuming that all of the stock grants provided to the independent directors on May 25, 2005 and December 21, 2004 had been converted to shares on those dates. The basic weighted average computation of 1,011,887 shares of trust stock outstanding for 2004 was computed based on 100 shares of trust stock outstanding from April 13 through December 21 and 26,610,100 shares of trust stock outstanding from December 22 through December 31. The stock grants provided to the independent directors on December 21, 2004 were anti-dilutive in 2004 due to the Company's net loss for that period.

	Successor at December 31, 2007	Successor at December 31, 2006	Successor at December 31, 2005	Successor at December 31, 2004	Predecessor at December 31, 2003
	($ in thousands)
Balance Sheet Data:
Total current assets	$210,467	$230,966	$156,676	$167,769	$10,108
Property, equipment, land and leasehold improvements, net	674,952	522,759	335,119	284,744	36,963
Intangibles assets, net	857,345	526,759	299,487	254,530	52,524
Goodwill	770,108	485,986	281,776	217,576	33,222
Total assets	2,813,029	2,097,533	1,363,298	1,208,487	135,210
Current liabilities	133,515	72,139	34,598	39,525	15,271
Deferred tax liabilities	202,683	163,923	113,794	123,429	22,866
Long-term debt, including related party, net of current portion	1,426,494	959,906	629,095	434,352	32,777
Total liabilities	1,839,305	1,224,927	786,693	603,676	75,369
Redeemable convertible preferred stock	—	—	—	—	64,099
Members’ equity/stockholders’ equity (deficit)	966,552	864,425	567,665	596,296	(4,258)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

GENERAL

The company is a Delaware limited liability company that was formed on April 13, 2004. Effective January 1, 2007, with the approval of the IRS, we elected to be treated as a corporation for U.S. federal and state income tax purposes.

We own, operate and invest in a diversified group of infrastructure businesses that are providing basic, everyday services, such as parking, utilities and water, through long-life physical assets. These infrastructure businesses generally operate in sectors with limited competition and high barriers to entry. As a result, they have sustainable and growing long-term cash flows. We operate and finance our businesses in a manner that maximizes these cash flows.

The company is dependent upon cash distributions from its businesses to meet its corporate overhead, to pay management fee expenses and to pay dividends. We receive distributions through our directly owned holding company MIC Inc. for all of our businesses based in the United States.

Distributions received from our businesses and investments net of taxes, are available first to meet management fees and corporate overhead expenses, then to fund distribution payments by the company to our shareholders. Base and performance management fees payable to our Manager are allocated among the company and the directly owned subsidiaries based on the company's internal allocation policy.

Tax Treatment of Distributions

Through the year ended December 31, 2006, each holder of trust stock was required to include in U.S. federal taxable income its allocable share of the Trust’s income, gain, loss deductions and other items. The amounts shareholders include in taxable income may not have equaled the cash distributions to shareholders.

The agreement reached with the IRS referred to in Note 16, Income Taxes, to our consolidated financial statements in Part II, Item 8 of this Form 10-K, allows the company to be treated as a corporation for federal income tax purposes beginning January 1, 2007. For tax years subsequent to 2006, shareholders will need to include in taxable income the portion of our distributions characterized as a dividend. The company has determined that all of our distributions made in 2007 will be characterized as return of capital for tax purposes and will result in an adjustment to the shareholder’s basis rather than taxable income.

The portion of our future distributions that will be treated as dividends for U.S. federal income tax purposes is subject to a number of uncertainties. We currently anticipate that all of our regular distributions that are treated as dividends for U.S. federal income tax purposes will be eligible for treatment as qualified dividend income, subject to the shareholder having met the holding period requirements as defined by the IRS.

Acquisitions and Dispositions

On December 21, 2004, we completed our IPO and concurrent private placement, issuing a total of 26,610,000 shares of trust stock at a price of $25.00 per share. Total gross proceeds were $665.3 million before offering costs and underwriting fees of $51.6 million. The majority of the proceeds were used to acquire our airports services business, district energy business, airport parking business, 50% share in a toll road business and investments in MCG and SEW in December 2004. Since our IPO, we have completed two additional equity raisings and have used these proceeds to partially finance additional acquisitions in our existing business segments and in new segments including the bulk liquid storage terminal business and gas production and distribution business. In 2006, we disposed of our toll road business and our investments in MCG and SEW.

Airport Services Business

Our airport services business has acquired the following FBOs since our initial acquisition of the business in 2004:

Date	Business Acquired	Number of FBOs	Locations
January 14, 2005	General Aviation Holdings, LLC, or “GAH”	2	California
August 12, 2005	Eagle Aviation Resources, or “EAR”	1	Las Vegas, Nevada
July 11, 2006	Trajen Holdings, Inc., or “Trajen”	23	Various U.S. airports
May 30, 2007	Two FBOs at Santa Monica Municipal Airport and Stewart International Airport, together referred to as “Supermarine”	2	Santa Monica, California and New Windsor, New York
August 9, 2007	Mercury Air Center Inc., or “Mercury”	24	Various U.S. airports
August 17, 2007	SJJC Aviation Services, LLC, or “San Jose”	2	San Jose, California
November 30, 2007	Rifle Jet Center, or “Rifle”	1	Rifle, Colorado

With these acquisitions, our airport services business owns and operates 69 FBOs at 66 airports and one heliport in the United States, which we believe is the largest such network of FBOs in the U.S.

Bulk Liquid Storage Terminal Business

On May 1, 2006, we completed the purchase of newly issued common stock of IMTT Holdings Inc., the holding company for a group of companies and partnerships that operate IMTT. As a result of this transaction, we own 50% of IMTT Holdings' issued and outstanding common stock. We have entered into a shareholders' agreement which provides, with some exceptions, for minimum aggregate quarterly distributions of $14.0 million to be paid by IMTT Holdings, or $7.0 million to us, beginning with the quarter ended June 30, 2006 and through the quarter ending December 31, 2008.

Gas Production and Distribution Business

We acquired TGC on June 7, 2006. TGC owns and operates the sole regulated synthetic natural gas production and distribution business in Hawaii and distributes and sells liquefied petroleum gas through unregulated operations.

Airport Parking Business

In October 2005, our airport parking business acquired real property, and personal and intangible assets related to six off-airport parking facilities collectively referred to as “SunPark” as well as a leasehold facility in Cleveland. Our airport parking business also acquired a facility in Philadelphia in July 2005. Following these acquisitions, our airport parking business has become the largest provider of off-airport parking services in the United States with 30 facilities at 20 airports across the United States.

Dispositions

On August 17, 2006, we sold our 16,517,413 stapled securities of Macquarie Communications Infrastructure Group (ASX: MCG) for $76.4 million. On October 2, 2006, we sold our 17.5% minority interest in the holding company for South East Water to HDF (UK) Holdings Limited and received net proceeds on the sale of approximately $89.5 million. On December 29, 2006 we disposed of our toll road business through the sale of our 50% interest in Connect M1-A1 Holdings Limited (“CHL”), for net proceeds of approximately $83.0 million.

See Note 4, Acquisitions, to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information on recent acquisitions and Note 10, Long-Term Debt, for information on the related financings. See Note 5, Dispositions, to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information on our dispositions in 2006.

Pending Acquisition — Seven Bar FBOs

On December 27, 2007, we entered into a stock purchase agreement to acquire 100% of the shares in Sun Valley Aviation, Inc., SB Aviation Group, Inc. and Seven Bar Aviation, Inc., a group of entities that own and operate three FBOs, located in Farmington and Albuquerque, New Mexico and Sun Valley, Idaho. We expect to complete the transaction through our airport services business in the first quarter of 2008. The total purchase price is approximately $40.1 million (subject to working capital adjustments) and a further $1.7 million is expected to be incurred to cover transaction and integration costs. The purchase will be financed using part of the $56.0 million drawdown on our MIC Inc. revolving acquisition credit facility.

Equity Offerings

During the fourth quarter of 2006, we completed an offering of an aggregate of 10,350,000 shares of trust stock at a price per share of $29.50 for which we received net proceeds of $291.1 million. The net cash proceeds from the equity offering and the sales of our interests in MCG and SEW were primarily used to repay in full indebtedness under the MIC Inc. acquisition credit facility used to partially finance our acquisitions of IMTT, TGC and 23 FBOs in our airport services business.

In the third quarter of 2007, we completed an offering of an aggregate of 6,165,871 LLC interests at a price per interest of $40.99 for which we received proceeds of $241.3 million, net of underwriting fees and expenses. The net cash proceeds from the equity offering were used to partially finance the acquisitions of Mercury and San Jose within our airport services business.

IMPACT OF ACQUISITIONS ON OUR RESULTS OF OPERATIONS

Results of the operations of each of our acquisitions are included in our consolidated results from the respective date of each acquisition. These acquisitions resulted in significant increases in the recorded value of our property, equipment, land and leasehold interests in our intangible assets, including goodwill, airport contract rights, customer relationships and technology; and in depreciation and amortization expense. Our acquisition of 50% of IMTT Holdings is reflected in our equity in earnings (losses) and amortization charges of investee line in our financial statements from May 1, 2006. We have financed a significant portion of our acquisitions with debt incurred at the business segment level, other than our investment in IMTT. The increased levels of debt have resulted in significant increases in interest expense from the respective date of each acquisition.

OPERATING SEGMENTS AND BUSINESSES

Airport Services Business

Our airport services business depends upon the level of general aviation activity, and jet fuel consumption, for the largest portion of its revenue. General aviation activity is in turn a function of economic and demographic growth in the regions serviced by a particular airport and the general rate of economic growth in the United States. A number of our airports are located near key business centers, for example, New York –  Teterboro, Chicago – Midway and Philadelphia. We believe the traffic generated by the businesses at these locations could help our FBOs at these locations grow at a faster rate than the industry average nationwide.

Fuel revenue is a function of the volume sold at each location and the average per gallon sale price. The average per gallon sale price is a function of our cost of fuel plus, where applicable, fees and taxes paid to airports or other local authorities for each gallon sold (Cost of revenue — fuel), plus our margin. Our fuel gross profit (Fuel revenue less Cost of revenue — fuel) depends on the volume of fuel sold and the average dollar-based margin earned per gallon. The dollar-based margin charged to customers varies based on business considerations. Dollar-based margins per gallon are relatively insensitive to the wholesale price of fuel with both increases and decreases in the wholesale price of fuel generally passed through to customers, subject to the level of price competition that exists at the various FBOs.

Our airport services business also earns revenue from activities other than fuel sales (Non-fuel revenue). For example, our airport services business earns revenue from refueling some general aviation customers and some commercial airlines on a “pass-through basis,” where we act as a fueling agent for fuel suppliers and for commercial airlines, receiving a fee, generally on a per gallon basis. In addition, our airport services business earns revenue from aircraft landing and parking fees and by providing general aviation customers with other services, such as de-icing and hangar rental. At some facilities we also provide de-icing services to commercial airlines. Our airport services business also earns management fees for its operation of six regional airports under management contracts.

In generating non-fuel revenue, our airport services business incurs supply expenses (Cost of revenue —  non-fuel), such as de-icing fluid costs and payments to airport authorities, which vary from site to site. Cost of revenue — non-fuel is directly related to the volume of services provided and therefore generally increases in line with non-fuel revenue in dollar terms.

Our airport services business incurs expenses in operating and maintaining each FBO, such as rent and insurance, which are generally fixed in nature. Other expenses incurred in operating each FBO, such as salaries, generally increase with the level of activity. In addition, our airport services business incurs general and administrative expenses at the head office that include senior management expenses as well as accounting, information technology, human resources, environmental compliance and other corporate costs.

Bulk Liquid Storage Terminal Business

IMTT provides bulk liquid storage and handling services in North America through ten terminals located on the East, West and Gulf Coasts, the Great Lakes region of the United States and partially owned terminals in Quebec and Newfoundland, Canada. The company has its largest terminals in the strategically key locations of New York Harbor and the lower Mississippi River near New Orleans. IMTT stores and handles petroleum products, various chemicals, renewable fuels, and vegetable and animal oils and, based on storage capacity, operates one of the largest third-party bulk liquid storage terminal businesses in the United States.

The key drivers of IMTT's revenue and gross profit include the amount of tank capacity rented to customers and the rental rates. Customers generally rent tanks under contracts with terms of between three and five years that require payment regardless of actual tank usage. Demand for storage capacity within a particular region (e.g. New York Harbor) serves as the key driver of storage capacity utilization and tank rental rates. This demand for capacity reflects both the level of consumption of the bulk liquid products stored by the terminals as well as import and export activity of such products. We believe major increases in the supply of new bulk liquid storage capacity in IMTT's key markets has been and will continue to be limited by the availability of waterfront land with access to the infrastructure necessary for land based receipt and distribution of stored product (road, rail and pipelines), lengthy environmental permitting processes and high capital costs. We believe a favorable supply/demand balance for bulk liquid storage currently exists in the markets serviced by IMTT’s major facilities. This condition, when combined with the attributes of IMTT's facilities such as deep water drafts and access to land based infrastructure, have allowed IMTT to increase prices while maintaining very high storage capacity utilization rates.

IMTT earns revenue at its terminals from a number of sources including storage of bulk liquids (per barrel, per month rental), throughput of liquids (handling charges), heating (a pass through of the cost associated with heating liquids to prevent excessive viscosity) and other (revenue from blending, packaging and warehousing, for example). Most customer contracts include provisions for annual price increases based on inflation.

In operating its terminals, IMTT incurs labor costs, fuel costs, repair and maintenance costs, real and personal property taxes and other costs (which include insurance and other operating costs such as utilities and inventory used in packaging and drumming activities).

In 2007, IMTT generated approximately 49% of its total terminal revenue and approximately 50% of its terminal gross profit at its Bayonne, NJ facility, which services New York Harbor, and approximately 33% of its total terminal revenue and approximately 39% of its terminal gross profit at its St. Rose, LA, Gretna, LA and Avondale, LA facilities, which together service the lower Mississippi River region (with St. Rose being the largest contributor).

Two key factors will likely have a material impact on IMTT's total terminal revenue and terminal gross profit in the future. First, IMTT has achieved substantial increases in storage rates at its Bayonne and St. Rose facilities over the past few years and some customers have already agreed to extend contracts that do not expire until 2008 and 2009 at rates above the existing rates under such contracts. Based on the current level of demand for bulk liquid storage in New York Harbor and the lower Mississippi River, we anticipate that IMTT will achieve annual increases in storage revenue in excess of inflation at least through 2009. Second, IMTT has committed significant growth capital expenditure over the past two years that should contribute to terminal gross profit in 2008 and beyond as discussed in Liquidity and Capital Resources.

As prescribed in the shareholders' agreement between us, IMTT Holdings and its other shareholders, until December 31, 2008, subject to compliance with law, the debt covenants applicable to its subsidiaries and retention of appropriate levels of reserves, IMTT Holdings is required to distribute $7.0 million per quarter to us. We received $28.0 million in cash during 2007, including $7.0 million that was accrued at the end of 2006. At December 31, 2007, we accrued $7.0 million for the fourth quarter distribution, which was received in January 2008. Subsequent to December 31, 2008, subject to the same limitations applicable prior to December 31, 2008 and subject to IMTT Holdings' consolidated adjusted net debt to EBITDA ratio not exceeding 4.25:1 as at each quarter end, IMTT Holdings is required to distribute, quarterly, all of its consolidated cash flow from operations and cash flows from (but not used in) investing activities less maintenance and environmental remediation capital expenditure to its shareholders.

Based on current market conditions and assuming completion of the new Geismar facility and several other expansion opportunities during 2008, it is anticipated that IMTT's total terminal revenue, terminal gross profit and cash flow provided by operating activities will increase significantly through 2009, enabling the current level of annual distributions from IMTT to us to be maintained beyond 2008.

Our interest in IMTT Holdings, from the date of closing our acquisition, May 1, 2006, is reflected in our equity in earnings and amortization charges of investee line in our consolidated statements of operations. Cash distributions received by us in excess of our equity in IMTT's earnings and amortization charges are reflected in our consolidated statements of cash flows from investing activities under return on investment in unconsolidated business.

Gas Production and Distribution Business

TGC is a Hawaii limited liability company that owns and operates the regulated synthetic natural gas production and distribution business in Hawaii and distributes and sells liquefied petroleum gas through unregulated operations. TGC operates in both regulated and unregulated markets on the islands of Oahu, Hawaii, Maui, Kauai, Molokai and Lanai. The Hawaii market includes Hawaii's approximate 1.3 million resident population and approximate 7.6 million annual visitors.

TGC has two primary businesses, utility (or regulated) and non-utility (or unregulated):

•	The utility business includes distribution and sales of SNG on the island of Oahu and distribution and sale of LPG to approximately 36,000 customers through localized distribution systems located on the islands of Oahu, Hawaii, Maui, Kauai, Molokai and Lanai (listed by size of market). Utility revenue consists principally of sales of thermal units, or therms, of SNG and gallons of LPG. One gallon of LPG is the equivalent of 0.913 therms. The operating costs for the utility business include the cost of locally purchased feedstock, the cost of manufacturing SNG from the feedstock, LPG purchase costs and the cost of distributing SNG and LPG to customers.
•	The non-utility business comprises the sale of LPG to approximately 33,000 customers, through truck deliveries to individual tanks located on customer sites on Oahu, Hawaii, Maui, Kauai, Molokai and Lanai. Non-utility revenue consists of sales of gallons of LPG. The operating costs for the non-utility business include the cost of purchased LPG and the cost of distributing the LPG to customers.

SNG and LPG have a wide number of commercial and residential applications, including electricity generation, water heating, drying, cooking, and gas lighting. LPG is also used as a fuel for some automobiles, specialty vehicles and forklifts. Gas customers range from residential customers for which TGC has nearly all of the market, to a wide variety of commercial customers.

Revenue is primarily a function of the volume of SNG and LPG consumed by customers and the price per thermal unit or gallon charged to customers. Because both SNG and LPG are derived from petroleum, revenue levels, without volume changes, will generally track global oil prices. Utility revenue includes fuel adjustment charges through which the changes in fuel costs are passed through to utility customers. As a result, the key measure of performance for this business is contribution margin.

Volume is primarily driven by demographic and economic growth in the state of Hawaii and by shifts of end users between gas and other energy sources and competitors. The Hawaii Department of Business, Economic Development, and Tourism has forecast population growth for the state of 1.0% per year through 2010. There are approximately 221 entities regulated by the Hawaii Public Utilities Commission, or HPUC, excluding transportation businesses. They include one gas utility, four electric utilities, 37 water and sewage utilities and 179 telecommunications utilities. The four electric utility operators, combined, serve approximately 470,000 customers. Since all businesses and residences have electrical connections, this provides an estimate of the total gas market potential. TGC's regulated customer base is approximately 36,000 and its non-regulated customer base is approximately 33,000. Accordingly, TGC's overall market penetration, as a percentage of total electric utility customers in Hawaii, is approximately 15% of Hawaii businesses and residences. TGC has 100% of Hawaii's regulated gas business and approximately 75% of Hawaii's unregulated gas business.

Prices charged by TGC to its customers for the utility gas business are based on HPUC-regulated rates that allow TGC the opportunity to recover its costs of providing utility gas service, including operating expenses, taxes, a return of capital investments through recovery of depreciation and a return on the capital invested. TGC's rate structure generally allows it to maintain a relatively consistent dollar-based margin per thermal unit by passing increases or decreases in fuel costs to customers through the fuel adjustment charges without filing a general rate case.

TGC incurs expenses in operating and maintaining its facilities and distribution network, comprising a SNG plant, a 22-mile transmission line, 1,000 miles of distribution pipelines, several tank storage facilities and a fleet of vehicles. These costs are generally fixed in nature. Other operating expenses incurred, such as LPG, feedstock for the SNG plant and revenue-based taxes, are generally sensitive to the volume of product sold. In addition, TGC incurs general and administrative expenses at its executive office that include expenses for senior management, accounting, information technology, human resources, environmental compliance, regulatory compliance, employee benefits, rents, utilities, insurance and other normal business costs.

The rates that are charged to non-utility customers are set based on LPG and delivery costs, and on the cost of fuel and competitive factors.

As part of the regulatory approval process of our acquisition of TGC, we agreed to 14 regulatory conditions addressing a variety of matters. The more significant conditions include:

•	the non-recoverability of goodwill, transaction or transition costs in future rate cases;
•	a limitation on TGC's ability to file for a new rate case with a prospective test year commencing prior to 2009;
•	a requirement to limit TGC and HGC's ratio of consolidated debt to total capital to 65%;
•	a requirement to maintain $20.0 million in readily available cash resources at TGC, HGC or the company;
•	a requirement that TGC revise its fuel adjustment clause to reconcile monthly charges to corresponding actually incurred fuel expenses; and
•	a requirement that TGC provide a $4.1 million customer appreciation credit from a vendor funded escrow account to its gas customers.

District Energy Business

Our district energy business is comprised of Thermal Chicago and Northwind Aladdin, which are 100% and 75% indirectly owned by us. Thermal Chicago sells chilled water to approximately 100 customers in the Chicago downtown area and one customer outside of the downtown area under long-term contracts. Pursuant to these contracts, Thermal Chicago receives both capacity and consumption payments. Capacity payments (cooling capacity revenue) are received irrespective of the volume of chilled water used by a customer and these payments generally increase in line with inflation.

Consumption payments (cooling consumption revenue) are a per unit charge for the volume of chilled water used. Such payments are higher in the second and third quarters of each year when the demand for chilled water is at its highest. Consumption payments also fluctuate moderately from year to year depending on weather conditions. By contract, consumption payments generally increase in line with a number of economic indices that reflect the cost of electricity, labor and other input costs relevant to the operations of Thermal Chicago. The weighting of the individual economic indices broadly reflects the composition of Thermal Chicago's direct expenses.

Thermal Chicago's principal direct expenses in 2007 were electricity (45%), labor (12%), operations and maintenance (14%), depreciation and accretion (21%) and other (8%). Electricity usage fluctuates in line with the volume of chilled water produced. Thermal Chicago particularly focuses on minimizing the amount of electricity consumed per unit of chilled water produced by operating its plants to maximize efficient use of electricity. Other direct expenses, including labor, operations and maintenance, depreciation, and general and administrative are largely fixed irrespective of the volumes of chilled water produced.

In 2007, the Illinois electricity generation market was deregulated as discussed under “Our Businesses and Investments — District Energy Business — Business — Thermal Chicago — Operations — Electricity Costs” in Part I, Item 1. Business. Thermal has entered into a contract with a retail energy supplier to provide for the supply of the majority of our 2008 electricity at a fixed price and the remainder is a cost passed through to us from a customer. We estimate our 2008 electricity costs will increase on a per unit basis by 15-20% over 2007 which we pass through to customers. We will need to enter into supply contracts for 2009 and subsequent years which may result in further increases in our electricity costs. Future rate cases or rehearings with the ICC may also increase our electricity costs.

On January 2, 2007, and based on provisions of their contracts, the escalation for the electricity cost changes in consumption revenue were reflected as actual increases or decreases in Thermal Chicago's electricity cost.

Northwind Aladdin provides cold and hot water and back-up electricity under two long-term contracts that expire in February 2020. Pursuant to these contracts, Northwind Aladdin receives monthly fixed payments of approximately $5.4 million per annum through March 2016 and monthly fixed payments of approximately $2.0 million per year thereafter through February 2020. In addition, Northwind Aladdin receives consumption and other variable payments from its customers that allow it to recover substantially all of its operating costs. Approximately 90% of total contract payments are received from the Planet Hollywood resort and casino and the balance from the Miracle Mile shopping mall (formerly known as the Desert Passage shopping mall).

Airport Parking Business

The revenue of our airport parking business includes both parking and non-parking components. Parking revenue, which accounts for the substantial majority of total revenue is driven by the volume of passengers using the airports at which the business operates, its market share at each location and its parking rates. Non-parking revenue includes primarily transportation services.

Our parking business' customers pay a fee for parking at its locations. The parking fees collected constitute revenue earned. The prices charged are a function of demand, quality of service and competition. Parking rate increases are often led by on-airport parking lots and changes in the competitive environment. Most airports have historically increased parking rates rapidly with increases in demand, creating a favorable pricing environment for off-airport competitors. However, in certain markets, the airport may not raise rates in line with general economic trends. Further, our airport parking business seeks to increase parking rates through the value-added services such as valet parking, car washes and covered parking.

Turnover and intra-day activity are captured in the “cars out” or total number of customers exiting during the period. This measure, in combination with average parking revenue per car out and average overnight occupancy, are primary indicators of our price and volume dynamics. Average parking revenue is a function of the fee for parking, the discount applied, if any, and the number of days the customer is parked at the facility. For example, an increase in average parking revenue over time can be a result of increased pricing, reduced discounting or an increase in the average length of stay.

In the discussion of our airport parking business' results of operations, we disclose the average overnight occupancy for each period. Our airport parking business measures occupancy by counting the number of cars at the “lowest point of the day” between 12 a.m. and 2 a.m. every night. At this time, customer activity is low, and thus an accurate measure of the car count may be taken at each location. This method means that turnover and intra-day activity are not taken into account and therefore occupancy during the day is likely to be higher than when the counts are undertaken.

In providing parking services, our airport parking business incurs expenses, such as personnel costs, real estate related costs and the costs of operating and maintaining its shuttle buses. These costs are incurred in providing customers with service at each parking lot as well as in transporting them to and from the airport terminal. Generally, as the level of occupancy, or usage, at each of the business' locations increases, labor and the other costs related to the operation of each facility increase. We also incur costs related to damaged cars either as a result of the actions of our employees or criminal activity. The business is continually reviewing security and safety measures to minimize these costs.

Other costs incurred by our airport parking business relate to the provision of the head office function, including marketing and advertising, rents and other general and administrative expenses.

RESULTS OF OPERATIONS

Key Factors Affecting Operating Results

•	positive contributions to our results arising from the acquisitions of the Supermarine, Mercury and San Jose FBOs by our airport services business in 2007;
•	a full year of equity accounting relating to the acquisition of 50% of IMTT that we completed on May 1, 2006, the earnings of which are reflected in equity in (losses) earnings and amortization charges of investees;
•	a full year of operations from TGC and Trajen FBOs in 2007, which we acquired on June 7, 2006 and July 11, 2006, respectively;
•	increased consolidated gross profit driven by improved performance at our existing businesses, particularly our airport services business;
•	the sale of our foreign investments in 2006;
•	higher management fees, including the $44.0 million performance fees earned by our Manager in 2007 compared with $4.1 million in 2006, both of which were reinvested in stock, and higher base management fees due to our increased market capitalization; and
•	an increase in interest expense due to the overall increase in our debt to partially fund our acquisitions.

During 2007, we received $28.0 million in cash distributions from IMTT, compared with $14.0 million in 2006, which is recorded as a reduction in our investment in unconsolidated business on our balance sheet. We received a further $7.0 million from IMTT in January 2008.

Our consolidated results of operations are as follows ($ in thousands):

	Year Ended December 31,			Change (from 2006 to 2007) Favorable/(Unfavorable)		Change (from 2005 to 2006) Favorable/(Unfavorable)
	2007	2006	2005	$	%	$	%
Revenues
Revenue from product sales	$445,852	$262,432	$142,785	183,420	69.9	119,647	83.8
Revenue from product sales – utility	95,770	50,866	—	44,904	88.3	50,866	NM
Service revenue	284,860	201,835	156,655	83,025	41.1	45,180	28.8
Financing and equipment lease income	4,912	5,118	5,303	(206)	(4.0)	(185)	(3.5)
Total revenue	831,394	520,251	304,743	311,143	59.8	215,508	70.7
Costs and expenses
Cost of product sales	302,283	192,399	84,480	(109,884)	(57.1)	(107,919)	(127.7)
Cost of product sales – utility	64,371	14,403	—	(49,968)	NM	(14,403)	NM
Cost of services	113,203	92,542	82,160	(20,661)	(22.3)	(10,382)	(12.6)
Gross profit	351,537	220,907	138,103	130,630	59.1	82,804	60.0
Selling, general and administrative	193,887	120,252	82,636	(73,635)	(61.2)	(37,616)	(45.5)
Fees to manager – related party	65,639	18,631	9,294	(47,008)	NM	(9,337)	(100.5)
Depreciation	20,502	12,102	6,007	(8,400)	(69.4)	(6,095)	(101.5)
Amortization of intangibles	35,258	43,846	14,815	8,588	19.6	(29,031)	(196.0)
Total operating expenses	315,286	194,831	112,752	(120,455)	(61.8)	(82,079)	(72.8)
Operating income	36,251	26,076	25,351	10,175	39.0	725	2.9
Other income (expense)
Dividend income	—	8,395	12,361	(8,395)	NM	(3,966)	(32.1)
Interest income	5,963	4,887	4,064	1,076	22.0	823	20.3
Interest expense	(81,653)	(77,746)	(33,800)	(3,907)	(5.0)	(43,946)	(130.0)
Loss on extinguishment of debt	(27,512)	—	—	(27,512)	NM	—	NM
Equity in (losses) earnings and amortization charges of investees	(32)	12,558	3,685	(12,590)	(100.3)	8,873	NM
Loss on derivative instruments	(1,220)	(1,373)	—	153	11.1	(1,373)	NM
Gain on sale of equity investment	—	3,412	—	(3,412)	NM	3,412	NM
Gain on sale of investment	—	49,933	—	(49,933)	NM	49,933	NM
Gain on sale of marketable securities	—	6,738	—	(6,738)	NM	6,738	NM
Other (expense) income, net	(815)	594	123	(1,409)	NM	471	NM
Net (loss) income before income taxes and minority interests	(69,018)	33,474	11,784	(102,492)	NM	21,690	184.1
Benefit for income taxes	16,483	16,421	3,615	62	0.4	12,806	NM
Net (loss) income before minority interests	(52,535)	49,895	15,399	(102,430)	NM	34,496	NM
Minority interests	(481)	(23)	203	458	NM	226	111.3
Net (loss) income	$(52,054)	$49,918	$15,196	(101,972)	NM	34,722	NM

NM — Not meaningful

Gross Profit

The increase in our consolidated gross profit was due primarily to our acquisitions within our airport services business in 2007. Additionally, positive performance at our existing businesses increased our consolidated gross profit.

Selling, General and Administrative Expenses

The most significant factors in the increase in selling, general and administrative expenses were:

•	additional costs from the acquisitions in our airport services business, including the selling, general and administrative expenses from those businesses since the date of each acquisition, as well as rebranding and integration costs; and
•	a full year of expenses from our gas production and distribution business in 2007 compared with a partial year in 2006 (since our acquisition on June 7, 2006).

Fees to Manager

The management fee paid to our Manager increased due to $44.0 million in performance fees in 2007 compared with $4.1 million in 2006, all of which have been reinvested in stock. There was no performance fee in 2005. In addition, the base fees paid to our Manager increased each year, due primarily to our increased asset base.

Depreciation

The increase in depreciation expense each year is primarily due to the acquisitions in our airport services business and our gas production and distribution business, and capital expenditures in existing businesses.

Amortization of Intangibles

Amortization expense for 2007 included a $1.3 million non-cash impairment charge relating to the airport management contracts at our airport services business. Amortization expense for 2006 included $23.5 million non-cash impairment due to a rebranding project at our airport parking business. Excluding these amounts, amortization expense has increased each year primarily due to the acquisitions in our airport services business and our gas production and distribution business.

Dividend Income

Our previously-held foreign investments, MCG and SEW, declared and paid dividends to us in 2005 and 2006. These investments were sold in the third and fourth quarters of 2006.

Interest Expense

Interest expense increased due mostly to a higher average level of debt, mainly from our acquisitions.

Loss on Extinguishment of Debt

We recognized a loss on extinguishment of debt of $27.5 million in 2007, relating to refinancings at our airport services and district energy businesses. This loss included a $14.7 million make-whole payment in relation to the district energy business. The remainder was a non-cash write-off of previously deferred financing costs.

Equity in (Losses) Earnings and Amortization Charges of Investees

Our equity in the (losses) earnings on our 50%-owned investments decreased in 2007, primarily due to our sale of Yorkshire in December 2006. In addition, our equity in the earnings of IMTT decreased due to refinancing and non-cash derivative-related expenses recorded by IMTT during 2007.

Our 2006 equity in earnings of investees was higher than 2005 due to the inclusion of our 50% share of IMTT’s operating income since May 1, 2006 (the date we completed our acquisition). In addition, our equity in earnings in 2006 was higher due to an increase in net income from our investment in Yorkshire mainly due to a non-cash gain on derivative instruments compared with a non-cash loss on derivative instruments in 2005.

Gains on Sales of Investments and Securities

Our 2006 results included gains on the sale of our interests in MCG, SEW and Yorkshire totaling $60.1 million.

Income Taxes

Our income tax benefit in 2007 differs from the statutory federal tax rate of 35% primarily due to state income taxes and the difference between the taxable income portion of our distributions from IMTT and the book income attributable to our investment in IMTT.

The income tax benefit in 2006 resulted primarily from a deferred tax benefit recorded on the write-down of intangible assets at our parking business. The pre-tax gain in 2006 was due largely to gains on the sales of investments that are not taxable.

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

	Year Ended December 31,			Change (from 2006 to 2007) Favorable/(Unfavorable)		Change (from 2005 to 2006) Favorable/Unfavorable
	2007	2006	2005	$	%	$	%
	($ in thousands)
Net (loss) income	$(52,054)	$49,918	$15,196	(101,972)	NM	34,722	NM
Interest expense, net	75,690	72,859	29,736	(2,831)	(3.9)	(43,123)	(145.0)
Income tax benefit	(16,483)	(16,421)	(3,615)	62	0.4	12,806	NM
Depreciation(1)	20,502	12,102	6,007	(8,400)	(69.4)	(6,095)	(101.5)
Depreciation – cost of services(1)	11,013	9,264	8,091	(1,749)	(18.9)	(1,173)	(14.5)
Amortization(2)	35,258	43,846	14,815	8,588	19.6	(29,031)	(196.0)
EBITDA	$73,926	$171,568	$70,230	(97,642)	(56.9)	101,338	144.3

NM — Not meaningful

(1)	Depreciation — cost of services includes depreciation expense for our district energy business and airport parking business, which are reported in cost of services in our consolidated statements of operations. Depreciation and Depreciation — cost of services do not include step-up depreciation expense of $6.9 million and $4.6 million in connection with our investment in IMTT for the years ended December 31, 2007 and 2006, respectively, which is reported in equity in (losses) earnings and amortization charges of investees in our statements of operations.
(2)	Does not include step-up amortization expense related to intangible assets in connection with our investment in IMTT of $1.1 million and $756,000 for the years ended December 31, 2007 and 2006, respectively. Also, does not include step-up amortization expense related to intangible assets in connection with our prior investment in the toll road business of $3.9 million and $3.8 million for years ended December 31, 2006 and 2005, respectively. These are both reported in equity in (losses) earnings and amortization charges of investees in our statements of operations. Included in amortization expense for the year ended December 31, 2006 is a $23.5 million non-cash impairment charge relating to trademarks and domain names at our airport parking business. Included in amortization expense for 2007 is a $1.3 million non-cash impairment charge on the airport management contracts at our airport services business.

Net (loss) income includes the following items totaling $86.8 million in 2007 and $5.5 million in 2006, which have not been reversed in calculating EBITDA above:

•	performance fees to our Manager of $44.0 million in 2007 and $4.1 million 2006. Our Manager elected to reinvest these performance fees in trust stock and LLC interests;
•	loss on extinguishment of debt in 2007 of $27.5 million from refinancings at our airport services and district energy businesses. This comprises a $14.7 million make-whole payment and $12.8 million non-cash write-off of previously deferred financing costs;
•	losses on derivative instruments of $1.2 million in 2007 (of which $1.3 million was non-cash income) and non-cash loss of $1.4 million in 2006;
•	lower equity in earnings (losses) from our 50% interest in IMTT in 2007, as a result of refinancing and derivative-related losses recorded by IMTT. These losses included a $12.3 million make-whole payment and a $21.0 million non-cash charge for changes in the value of IMTT’s derivative instruments.

Excluding the above non-cash items and make-whole payments (which are not expected to recur), EBITDA for 2007 would have decreased by approximately 9.2% compared with 2006. Note that this does not include any adjustment for the gains on the sale of foreign investments of $60.1 million included in net income in 2006.

AIRPORT SERVICES BUSINESS

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The following section summarizes the historical consolidated financial performance of our airport services business for the year ended December 31, 2006 and 2007. The acquisition column and the total 2007 (with the remainder of the year and the corresponding period in 2006 included in existing locations) results in the table below include the operating results for:

•	Trajen for the period January 1, 2007 to June 30, 2007;
•	Supermarine for the period May 30, 2007 to December 31, 2007;
•	Mercury for the period August 9, 2007 to December 31, 2007;
•	San Jose for the period August 17, 2007 to December 31, 2007; and
•	Rifle for the period November 30, 2007 to December 31, 2007.

Key Factors Affecting Operating Results

•	contribution of positive operating results from acquisitions in 2006 and 2007;
•	higher dollar per gallon fuel margins at existing locations;
•	higher non-military fuel volumes at existing locations;
•	increased de-icing revenue in the first quarter of 2007 as a result of colder winter in the Northeast region of the country; and
•	higher expenses related to increased borrowings for the acquisitions in May and August 2007.

	Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
	Existing Locations(3)					Total
	2007	2006	Change Favorable/(Unfavorable)		Acquisitions (2)	2007	2006	Change Favorable/(Unfavorable)
	$	$	$	%	$	$	$	$	%
	($ in thousands) (unaudited)
Revenue
Fuel revenue	237,853	225,570	12,283	5.4	133,397	371,250	225,570	145,680	64.6
Non-fuel revenue	101,656	87,306	14,350	16.4	61,430	163,086	87,306	75,780	86.8
Total revenue	339,509	312,876	26,633	8.5	194,827	534,336	312,876	221,460	70.8
Cost of revenue
Cost of revenue-fuel	145,470	137,884	(7,586)	(5.5)	91,642	237,112	137,884	(99,228)	(72.0)
Cost of revenue-non-fuel	9,633	8,499	(1,134)	(13.3)	10,935	20,568	8,499	(12,069)	(142.0)
Total cost of revenue	155,103	146,383	(8,720)	(6.0)	102,577	257,680	146,383	(111,297)	(76.0)
Fuel gross profit	92,383	87,686	4,697	5.4	41,755	134,138	87,686	46,452	53.0
Non-fuel gross profit	92,023	78,807	13,216	16.8	50,495	142,518	78,807	63,711	80.8
Gross profit	184,406	166,493	17,913	10.8	92,250	276,656	166,493	110,163	66.2
Selling, general and administrative expenses	100,466	93,293	(7,173)	(7.7)	55,008	155,474	93,293	(62,181)	(66.7)
Depreciation and amortization	26,338	25,282	(1,056)	(4.2)	18,415	44,753	25,282	(19,471)	(77.0)
Operating income	57,602	47,918	9,684	20.2	18,827	76,429	47,918	28,511	59.5
Interest expense, net	(28,296)	(25,662)	(2,634)	(10.3)	(14,263)	(42,559)	(25,662)	(16,897)	(65.8)
Loss on extinguishment of debt	(6,951)	—	(6,951)	NM	(2,853)	(9,804)	—	(9,804)	NM
Other (expense) income	(822)	(10)	(812)	NM	47	(775)	(10)	(765)	NM
Unrealized (losses) gains on derivative instruments	(1,907)	(2,417)	510	21.1	248	(1,659)	(2,417)	758	31.4
Income tax provision	(7,780)	(6,302)	(1,478)	(23.5)	(795)	(8,575)	(6,302)	(2,273)	(36.1)
Net income(1)	11,846	13,527	(1,681)	(12.4)	1,211	13,057	13,527	(470)	(3.5)
Reconciliation of net income to EBITDA:
Net income(1)	11,846	13,527			1,211	13,057	13,527
Interest expense, net	28,296	25,662			14,263	42,559	25,662
Income tax provision	7,780	6,302			795	8,575	6,302
Depreciation and amortization	26,338	25,282			18,415	44,753	25,282
EBITDA	74,260	70,773	3,487	4.9	34,684	108,944	70,773	38,171	53.9

NM — Not meaningful

(1)	Corporate allocation expense, and the federal tax effect, have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.
(2)	Acquisitions include the results of Trajen FBOs (acquired July 11, 2006) for the period January 1 to June 30, 2007 only, Supermarine FBOs (acquired May 30, 2007) for the period May 30 to December 31, 2007, Mercury FBOs (acquired August 9, 2007) for the period August 9 to December 31, 2007, San Jose FBOs (acquired August 17, 2007) for the period August 17 to December 31, 2007 and Rifle FBOs (acquired November 30, 2007) for the period November 30 to December 31, 2007.
(3)	Results for the Existing Locations column include Trajen's results from July 1 to December 31 in 2007 and July 11 to December 31 in 2006.

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

Our total gross profit growth was due to several factors:

•	inclusion of the results of acquisitions;
•	higher non-military fuel volumes for existing locations;
•	an increase in average dollar per gallon fuel margins at existing locations, resulting largely from a higher proportion of transient customers, which generally pay higher margins.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses is primarily due to the addition of expense associated with the integration and rebranding of the acquired locations. The increase at our existing locations is a result of increased compensation expense, including non-cash benefits, in addition to higher credit card fees and increased maintenance and repair costs.

Interest Expense, Net

The increase in total interest expense is due to the increased debt level associated with acquisitions in 2007, including borrowings of $32.5 million to partially finance our acquisition of Supermarine, borrowings of $192.0 million to partially finance our acquisition of Mercury and borrowings of $80.0 million to partially finance our acquisition of San Jose. In October 2007, we refinanced all existing debt into a new term debt facility for $900.0 million, a $50.0 million capital expenditure facility and a $20.0 million working capital revolving facility.

Loss on Extinguishment of Debt

Loss on extinguishment of debt comprised a non-cash $9.8 million write-off of deferred finance costs, associated with the refinancing in the fourth quarter of 2007.

EBITDA

Excluding the non-cash loss from derivative instruments and non-cash loss on extinguishment of debt, EBITDA at existing locations and total EBITDA would have increased by approximately 13.6% and 64.5%, respectively. EBITDA growth was driven by:

•	increased average dollar per gallon fuel margins; and
•	inclusion of the results of acquisitions.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Key Factors Affecting Operating Results

•	contribution of positive operating results from EAR since our acquisition in August 2005;
•	contribution of positive operating results from 23 Trajen FBOs acquired in July 2006;
•	higher dollar per gallon fuel margins and higher volumes at existing locations;

•	increased fuel prices resulting in higher fuel sales revenue and costs of goods sold;
•	higher selling, general and administrative costs at existing locations primarily relating to increased non-cash compensation expense, office rent and utility costs and increased credit card fees resulting from higher revenue;
•	costs incurred for the rebranding and integration of the Trajen locations, and
•	higher interest costs from higher debt levels resulting from the refinancing in December 2005 and the increased borrowings related to the Trajen acquisition.

	Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
	Existing Locations					Total
	2006	2005	Change Favorable/(Unfavorable)		Acquisitions(2)	2006	2005	Change Favorable/(Unfavorable)
	$	$	$	%		$	$	$	%
	($ in thousands) (unaudited)
Revenue
Fuel revenue	161,198	142,785	18,413	12.9	64,372	225,570	142,785	82,785	58.0
Non-fuel revenue	62,915	58,701	4,214	7.2	24,391	87,306	58,701	28,605	48.7
Total revenue	224,113	201,486	22,627	11.2	88,763	312,876	201,486	111,390	55.3
Cost of revenue
Cost of revenue-fuel	95,259	84,480	(10,779)	(12.8)	42,625	137,884	84,480	(53,404)	(63.2)
Cost of revenue-non-fuel	6,883	7,906	1,023	12.9	1,616	8,499	7,906	(593)	(7.5)
Total cost of revenue	102,142	92,386	(9,756)	(10.6)	44,241	146,383	92,386	(53,997)	(58.4)
Fuel gross profit	65,939	58,305	7,634	13.1	21,747	87,686	58,305	29,381	50.4
Non-fuel gross profit	56,032	50,795	5,237	10.3	22,775	78,807	50,795	28,012	55.1
Gross profit	121,971	109,100	12,871	11.8	44,522	166,493	109,100	57,393	52.6
Selling, general and administrative expenses	69,717	65,140	(4,577)	(7.0)	23,576	93,293	65,140	(28,153)	(43.2)
Depreciation and amortization	15,997	15,652	(345)	(2.2)	9,285	25,282	15,652	(9,630)	(61.5)
Operating income	36,257	28,308	7,949	28.1	11,661	47,918	28,308	19,610	69.3
Other expenses	(129)	(1,035)	906	87.5	119	(10)	(1,035)	1,025	99.0
Unrealized (losses) gains on derivative instruments	(2,417)	1,990	(4,407)	NM	—	(2,417)	1,990	(4,407)	NM
Interest expense, net	(16,801)	(18,313)	1,512	8.3	(8,861)	(25,662)	(18,313)	(7,349)	(40.1)
Income tax provision	(5,271)	(5,134)	(137)	(2.7)	(1,031)	(6,302)	(5,134)	(1,168)	(22.8)
Net income(1)	11,639	5,816	5,823	100.1	1,888	13,527	5,816	7,711	132.6
Reconciliation of net income to EBITDA:
Net income(1)	11,639	5,816			1,888	13,527	5,816
Interest expense, net	16,801	18,313			8,861	25,662	18,313
Income tax provision	5,271	5,134			1,031	6,302	5,134
Depreciation and amortization	15,997	15,652			9,285	25,282	15,652
EBITDA	49,708	44,915	4,793	10.7	21,065	70,773	44,915	25,858	57.6

NM — Not meaningful

(1)	Corporate allocation expense, and the federal tax effect, have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.
(2)	Acquisitions include the results of the EAR FBO (acquired August 12, 2005) for the period January 1 to July 31, 2006 only and Trajen FBOs (acquired July 11, 2006) for the period July 11, 2006 to December 31, 2006.

Revenue and Gross Profit

Our total revenue and gross profit growth was due to several factors:

•	inclusion of the results of EAR for the full year of 2006;
•	inclusion of the results of Trajen from July 11, 2006;
•	rising cost of fuel at existing locations, which we generally pass on to customers; and
•	an increase in fuel volumes and higher average dollar per gallon fuel margins at existing locations, resulting largely from a higher proportion of transient customers, which generally pay higher margins, partially offset by lower de-icing activity in the first quarter of 2006 due to milder weather in the northeast U.S.

Our operations at New Orleans, LA and Gulfport, MS were impacted by Hurricane Katrina. Some of our hangar and terminal facilities were damaged. However, our 2006 results were not significantly affected by these events. We believe that we have an appropriate level of insurance coverage to repair or rebuild our facilities and protect us from business interruption losses that we may experience due to future hurricanes or similar events.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses is due to:

•	increased non-cash compensation expense largely due to the issuance of stock appreciation rights in the first quarter of 2006;
•	additional credit card fees related to increased fuel revenue; and
•	additional office costs resulting from higher rent and utility costs.

Depreciation and Amortization Expense

The increase in depreciation and amortization expense is primarily due to the addition of the Las Vegas FBO in 2005 and Trajen in 2006.

Interest Expense, Net

Excluding a $4.9 million impact of deferred financing costs that were charged to expense in connection with a December 2005 refinancing, interest expense increased in 2006 due to the increased debt level associated with the debt refinancing and the acquisition of Trajen and higher non-cash amortization of deferred financing costs. In December 2005, we refinanced two existing debt facilities with a single debt facility, increasing outstanding borrowings by $103.5 million. In July 2006, we increased borrowings under this facility again by $180.0 million to partially finance our acquisition of Trajen.

EBITDA

The increase in EBITDA from existing locations, excluding the non-cash losses (gains) on derivative instruments, is due to:

•	increased fuel volumes and higher average dollar per gallon fuel margins;
•	lower other expense due to transaction costs incurred in 2005 relating to our acquisition of two FBOs in California, partially offset by lower de-icing revenue in 2006; and
•	higher selling, general and administrative costs.

BULK LIQUID STORAGE TERMINAL BUSINESS

We account for our 50% investment in the bulk liquid storage terminal business under the equity method. We recognized a $32,000 loss in our consolidated results for 2007. In addition to our 50% share of IMTT’s net income of $4.8 million, we recorded additional depreciation and amortization expense (net of taxes) which offset this income. We recognized $3.5 million of income in our consolidated results for 2006. In addition to our 50% share of IMTT’s net income since May 1, 2006 of $6.7 million, we recorded additional depreciation and amortization expense (net of taxes) of $3.2 million.

We have received $28.0 million in cash dividends from IMTT during 2007. IMTT declared a dividend of $14.0 million in December 2007 with $7.0 million payable to us that we have recorded as a receivable at December 31, 2007, and which we received in January 2008.

To enable meaningful analysis of IMTT's performance across periods, IMTT's performance for the 3 years ended December 31, 2007 is discussed below, including the period prior to our ownership.

Key Factors Affecting Operating Results

•	terminal revenue and terminal gross profit increased principally due to:
—	increases in average tank rental rates and storage capacity rented to customers;
—	increases in throughput revenue; and
—	increases in revenue from the provision of other services.
•	consolidation of IMTT’s partially owned subsidiary, IMTT-Quebec, which owns a terminal in Quebec, Canada. This subsidiary was reported using the equity method of accounting in 2006.

	Year Ended December 31,
	2007	2006	Change Favorable/ (Unfavorable)		2006	2005	Change Favorable/ (Unfavorable)
	$	$	$	%	$	$	$	%
	($ in thousands) (unaudited)
Revenue
Terminal revenue	250,733	206,866	43,867	21.2	206,866	198,683	8,183	4.1
Environmental response revenue	24,464	18,599	5,865	31.5	18,599	37,107	(18,508)	(49.9)
Total revenue	275,197	225,465	49,732	22.1	225,465	235,790	(10,325)	(4.4)
Costs and expenses
Terminal operating costs	135,726	112,093	(23,633)	(21.1)	112,093	118,715	6,622	5.6
Environmental response operating costs	19,339	11,941	(7,398)	(62.0)	11,941	24,774	12,833	51.8
Total operating costs	155,065	124,034	(31,031)	(25.0)	124,034	143,489	19,455	13.6
Terminal gross profit	115,007	94,773	20,234	21.3	94,773	79,968	14,805	18.5
Environmental response gross profit	5,125	6,658	(1,533)	(23.0)	6,658	12,333	(5,675)	(46.0)
Gross profit	120,132	101,431	18,701	18.4	101,431	92,301	9,130	9.9
General and administrative expenses	24,435	22,350	(2,085)	(9.3)	22,350	22,834	484	2.1
Depreciation and amortization	36,025	31,056	(4,969)	(16.0)	31,056	29,524	(1,532)	(5.2)
Operating income	59,672	48,025	11,647	24.3	48,025	39,943	8,082	20.2
Interest expense, net	(14,349)	(15,759)	1,410	8.9	(15,759)	(22,100)	6,341	28.7
Loss on extinguishment of debt	(12,337)	—	(12,337)	NM	—	—	—	NM
Other income	4,595	2,977	1,618	54.4	2,977	4,566	(1,589)	(34.8)
Unrealized (losses) gains on derivative instruments	(21,022)	1,930	(22,952)	NM	1,930	9,616	(7,686)	NM
Provision for income taxes	(7,076)	(16,559)	9,483	57.3	(16,559)	(14,353)	(2,206)	(15.4)
Minority interest	143	—	143	NM	—	—	—	NM
Net income	9,626	20,614	(10,988)	(53.3)	20,614	17,672	2,942	16.6
Reconciliation of net income to EBITDA:
Net income	9,626	20,614			20,614	17,672
Interest expense, net	14,349	15,759			15,759	22,100
Provision for income taxes	7,076	16,559			16,559	14,353
Depreciation and amortization	36,025	31,056			31,056	29,524
EBITDA	67,076	83,988	(16,912)	(20.1)	83,988	83,649	339	0.4

NM — Not meaningful

Consolidation of Quebec Results

IMTT reported financial results for the Quebec site using equity accounting during 2005 and 2006 but incorporated 2007 results into its financials on a consolidated basis. The following table provides IMTT results in which Quebec 2007 results are consolidated compared to where the impact of Quebec has been removed.

	Year Ended December 31,
	2007	2007	2006	Change Favorable/(Unfavorable)
	IMTT	IMTT Excl. Quebec	IMTT Excl. Quebec
	$	$	$	$	%
	($ in thousands) (unaudited)
Total revenue	275,197	265,000	225,465	39,535	17.5
Total operating costs	155,065	147,354	124,034	(23,320)	(18.8)
Total gross profit	120,132	117,646	101,431	16,215	16.0
Operating income	59,672	60,106	48,025	12,081	25.2
EBITDA	67,076	66,196	83,988	(17,792)	(21.2)

To provide a more meaningful comparison of current and previous year results, the following discussion and analysis of financial results will compare the “IMTT Excluding Quebec” 2007 results to the actual 2006 results.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenue and Gross Profit

Terminal revenue increased 16.3%, reflecting an increase of $17.5 million in storage revenue as well as growth in every other major service segment. In contracts signed during 2007, IMTT often achieved substantial rate increases. As a result, the average rental rates charged to customers increased by 9.1% over the previous year. Storage capacity rented increased by 2.3% while utilization during 2007 reached 95% compared to 96% during the previous year. In addition to increased storage revenue, terminal revenue growth also benefited from increases of $4.7 million in throughput and $1.8 million in heating charges. Other services and fees increased $9.1 million due to increased packaging activities at Lemont, charges for dock usage at Geismar, and customer reimbursements for capital projects completed at Bayonne, which are recognized ratably as revenue over the contract term. Gross profit from terminal services increased 18.4%, reflecting the increase in terminal revenue partially offset by increased operating costs. Direct labor costs rose as staffing increased to accommodate expansion projects at St. Rose and the pending start-up of the Geismar site. Repair and maintenance expenses increased due to higher cleaning costs associated with tank inspections. Increased packaging activities at Lemont also increased expenses related to packaging consumables. The increase in costs along with revenue resulted in a limited increase in gross margin. Going forward, we anticipate that costs will increase at a slower rate than revenue and gross margin will increase as a result.

Revenue from environmental response services increased by $5.9 million, reflecting increases in materials sales and other services partially offset by decreased revenue from spill response. This shift in revenue mix accounted for the $1.5 million decrease in gross profit from environmental response services.

Depreciation and Amortization

Depreciation and amortization expense increased by $3.7 million as IMTT completed several capacity expansion projects and other major capital expenditures.

Interest Expense, Net

Interest expense decreased due to the repayment of higher rate private placement debt with lower rate debt from the new revolving credit facility in June 2007. Subsequently, the issuance of low interest GO Zone bonds in July 2007 allowed IMTT to repay debt obtained through the new revolving credit facility.

Loss on Extinguishment of Debt

During the second quarter 2007, IMTT repaid two tranches of senior notes in conjunction with the establishment of a new $625.0 million revolving credit facility. As a result, IMTT incurred a $12.3 million loss on extinguishment of debt as a result of the associated make-whole payment.

Other Income

Other income includes one-time items as well as gross profit from nursery operations. During 2007, other income increased by $1.6 million over the previous year due to gains of $2.1 million on insurance settlements received for claims related to Hurricane Katrina and a reduction in losses from the nursery partially offset by favorable legal settlements and the write-off of payables during 2006.

Unrealized (Losses) Gains on Derivative Instruments

As part of financing activities during 2007, IMTT entered into additional interest rate swap arrangements to fix the effective interest rate on the new debt facilities. IMTT does not apply hedge accounting. As a result, movements in the fair value of interest rate derivatives held by IMTT are taken through earnings and reported in the unrealized (losses) gains on derivative instruments line in the IMTT financial statements.

EBITDA

Excluding non-cash (losses) gains on derivative instruments and the 2007 loss on extinguishment of debt, EBITDA would have increased by approximately 21.3%, primarily due to the increase in gross profit discussed above.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenue and Gross Profit

Terminal revenue increased primarily due to an increase in storage revenue caused by a 1.5% increase in aggregate rented storage capacity and a 7.1% increase in average storage rates in 2006. Overall rented storage capacity increased slightly from 94% to 96% of available storage capacity in 2006. The increase in storage revenue was offset by reduced packaging revenue due to the closure of packaging operations at Bayonne in the first quarter of 2006. In 2006, IMTT also achieved a $4.7 million improvement in the differential between terminal revenue — heating and terminal operating costs — fuel due to a one-time refund of $2.8 million for fuel metering discrepancies received in the fourth quarter of 2006 and implementation of cost-saving measures.

The increase in terminal revenue was partially offset by an increase in terminal operating costs other than terminal generating costs-fuel. This increase was principally due to increases in direct labor, health benefit and repair and maintenance costs offset partially by a non-cash natural resource damage settlement accrual of $3.2 million in the second quarter of 2005 that did not recur in 2006.

Environmental response gross profit decreased in 2006 due to a large contribution in 2005 from spill clean-up activities resulting from Hurricane Katrina.

The nursery gross profit decreased due to a reduction in demand for plants in the aftermath of Hurricane Katrina and higher delivery costs due to increases in fuel costs.

General and Administrative Expenses

General and administrative expenses decreased slightly reflecting $921,000 of costs incurred by IMTT during 2005 when it temporarily relocated its head office from New Orleans to Bayonne in the immediate aftermath of Hurricane Katrina.

Depreciation and Amortization

Depreciation and amortization expense increased due to increased growth capital expenditure.

GAS PRODUCTION AND DISTRIBUTION BUSINESS

We completed our acquisition of TGC on June 7, 2006. Therefore, TGC only contributed to our 2006 consolidated operating results from that date.

Because TGC's results of operations are only included in our consolidated financial results for less than seven months of 2006, the following analysis compares the historical results of operations for TGC under its current and prior owner. We believe that this is the most appropriate approach to analyzing the historical financial performance and trends of TGC.

Key Factors Affecting Operating Results

•	increased utility contribution margin due principally to non-recurrence of customer rebates provided in the third quarter of 2006, partially offset by higher fuel cost adjustments and customer mix of lower margin sales; and
•	increased non-utility contribution margin primarily due to price increases during 2007, partially offset by higher cost of fuel and increased costs to deliver LPG to Oahu’s neighboring islands.

Management analyzes contribution margin for TGC because it believes that contribution margin, although a non-GAAP measure, is useful and meaningful to understanding the performance of TGC utility operations under its regulated rate structure and of its non-utility operations under a competitive pricing structure. Both structures provide the business with an ability to change rates when underlying feedstock costs change. Contribution margin should not be considered an alternative to operating income, or net income, which are determined in accordance with U.S. GAAP. We calculate contribution margin as revenue less direct costs of revenue other than production and transmission and distribution costs. Other companies may calculate contribution margin differently or may use different metrics and, therefore, the contribution margin presented for TGC is not necessarily comparable with metrics of other companies.

	Year Ended December 31,
	2007	2006	Change Favorable/ (Unfavorable)		2006	2005	Change Favorable/ (Unfavorable)
	$	$	$	%	$	$	$	%
	($ in thousands) (unaudited)
Contribution margin
Revenue – utility	95,770	93,602	2,168	2.3	93,602	85,866	7,736	9.0
Cost of revenue – utility	64,371	63,222	(1,149)	(1.8)	63,222	51,648	(11,574)	(22.4)
Contribution margin – utility	31,399	30,380	1,019	3.4	30,380	34,218	(3,838)	(11.2)
Revenue – non-utility	74,602	67,260	7,342	10.9	67,260	61,592	5,668	9.2
Cost of revenue – non-utility	44,908	40,028	(4,880)	(12.2)	40,028	36,414	(3,614)	(9.9)
Contribution margin – non-utility	29,694	27,232	2,462	9.0	27,232	25,178	2,054	8.2
Total contribution margin	61,093	57,612	3,481	6.0	57,612	59,396	(1,784)	(3.0)
Production	4,913	4,718	(195)	(4.1)	4,718	4,458	(260)	(5.8)
Transmission and distribution	15,350	14,110	(1,240)	(8.8)	14,110	13,091	(1,019)	(7.8)
Selling, general and administrative expenses	16,350	16,116	(234)	(1.5)	16,116	16,107	(9)	(0.1)
Depreciation and amortization	6,737	6,089	(648)	(10.6)	6,089	5,236	(853)	(16.3)
Operating income	17,743	16,579	1,164	7.0	16,579	20,504	(3,925)	(19.1)
Interest expense, net	(9,195)	(8,666)	(529)	(6.1)	(8,666)	(4,123)	(4,543)	(110.2)
Other (expense) income	(162)	(1,605)	1,443	89.9	(1,605)	2,325	(3,930)	(169.0)
Unrealized losses on derivative instruments	(431)	(3,717)	3,286	88.4	(3,717)	—	(3,717)	NM
Income before taxes (1)	7,955	2,591	5,364	NM	2,591	18,706	(16,115)	(86.1)
Reconciliation of income before taxes to EBITDA:
Income before taxes (1)	7,955	2,591			2,591	18,706
Interest expense, net	9,195	8,666			8,666	4,123
Depreciation and amortization	6,737	6,089			6,089	5,236
EBITDA	23,887	17,346	6,541	37.7	17,346	28,065	(10,719)	(38.2)

NM — Not meaningful

(1)	Corporate allocation expense has been excluded from the above table as it is eliminated on consolidation at the MIC Inc. level.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Contribution Margin and Operating Income

The utility contribution margin increased primarily due to the non-recurrence of $4.1 million of customer rebates that were made in 2006 as required by Hawaii state regulators as a condition of our purchase of TGC, partially offset by:

•	higher fuel cost adjustments in 2007 as these adjustments commenced in June 2006 upon our acquisition; and
•	customer mix of lower margin sales.

The cash effect of the fuel cost adjustments was offset by withdrawals from an escrow account that was established and funded at acquisition by the seller. TGC believes that these escrowed funds will be fully utilized by mid-2008 and thereafter escrowed funds would not be available. The cash reimbursements of the customer rebate and any fuel cost adjustment amounts are not reflected in revenue, but rather are reflected as releases of restricted cash and other assets.

Therm sales for the utility operations were slightly higher than in 2006, however, this was primarily from lower margin customers. The non-utility contribution margin increased due to customer price increases and slightly higher therm sales, partially offset by higher costs of LPG and increases in the cost to transport LPG between islands. Production costs were higher due primarily to higher rent and personnel costs, partially offset by lower electricity and materials costs. Transmission and distribution costs were higher due principally to higher personnel costs, adjustments to reserves for asset retirement costs and government required pipeline inspection costs. Selling, general and administrative costs were higher due to higher personnel, employee benefits and professional service costs. The costs in 2006 included overhead charges by the prior parent company during the period of their ownership in 2006.

Depreciation and amortization increased due to the higher asset basis that resulted from our purchase of TGC and for capital additions.

TGC’s supply agreement for feedstock used in its SNG plants expires during 2008. Consistent with current practices, we believe the prices for the feedstock will be increased upon entering into a new contract and that we will be able to pass through this increase to utility customers. However, the new contract (and the ability to pass through these costs) will likely require approval by the Hawaii Public Utilities Commission. TGC’s supply agreements for LPG also expire in 2008. We believe that, due to higher petroleum prices, the cost of LPG will likely be higher under new agreements. To the extent that the company is unable to recover all of these higher prices through customer price increases or that the higher prices reduce TGC’s competitive position vis-à-vis other energy sources, the company’s sales volumes and margins could be adversely affected.

Interest Expense, Net

Interest expense increased due to our acquisition funding. Interest expense in 2006 included the prior owner’s write-off of deferred financing costs for the retirement of their debt in connection with their sale of the business.

Other (Expense) Income

Other expense for 2006 included $2.3 million of transaction costs incurred prior to our ownership.

EBITDA

EBITDA was higher in 2007 compared with 2006. Excluding the effects of the 2006 customer rebates and non-cash derivative losses, EBITDA would have decreased by approximately 3.3%.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Key Factors Affecting Operating Results

•	utility revenue was reduced by $5.1 million in 2006 for two billing adjustments required by Hawaii regulators as a condition to our acquisition, $4.1 million of which was non-recurring. We received cash reimbursement for the full amount through two escrow accounts that were established as purchase price adjustments when we acquired TGC;

•	utility therm sales slightly increased in 2006 due primarily to increased usage by a single low-margin interruptible customer;
•	non-utility contribution margin increased primarily due to price increases partially offset by a customer’s closing of a propane cogeneration unit and lower overall sales volumes;
•	operating and overhead costs increased due to an increase in personnel and associated benefit costs, increased repair costs for distribution systems and transmission line inspections and higher utility costs; and
•	non-cash unrealized losses on derivatives that resulted from changes in value of these instruments.

Contribution Margin and Operating Income

TGC’s total contribution margin and operating income declined primarily due to a $4.1 million customer rebate, as described above. In addition, Hawaii state regulators required TGC to modify its calculation of cost of fuel increases that are passed through to utility customers.

Therms sold in the non-utility sector decreased 2.7% for the year principally due to the customer’s closing of a propane-powered cogeneration unit at its resort, as well as customer renovations and energy conservation measures. Lower therms sold were more than offset by an increase in non-utility contribution margin primarily reflecting rate increases implemented since late 2005.

Production and transmission and distribution costs were higher than in 2005 due primarily to increased personnel and associated benefits costs, increased pipeline and plant repair costs, additional costs related to a U.S. Department of Transportation mandated transmission pipeline inspection program and higher utility costs.

Selling, general and administrative expenses were comparable between 2006 and 2005. The absence of the prior owner’s overhead allocations since our acquisition was partially offset by increased personnel and associated employee benefit costs, purchase transaction costs, and increased consulting costs.

Depreciation and amortization was higher for the year due to capital additions and the higher asset basis following our purchase of TGC in June 2006.

Interest Expense, Net

Interest expense increased primarily as a result of the increase in total debt resulting from our acquisition funding and prepayment fees of approximately $1.0 million expensed by TGC’s previous owner following early retirement of certain debt.

Other (Expense) Income

Other expense for 2006 included $2.3 million of costs incurred by the prior owners for their sale of TGC to us. Other income for 2005 included a $1.3 million payment from an electric utility company to reimburse TGC under a cost sharing arrangement, for entry into an energy corridor fuel pipeline right-of-way.

Unrealized Losses on Derivative Instruments

During 2006, TGC recognized a non-cash expense of $3.7 million as a result of a decrease in the carrying value of the derivative instruments. These derivatives were designated as cash flow hedges as of January 1, 2007, and we expect most of the future changes in fair value to be reflected in other comprehensive (loss) income on the balance sheet.

EBITDA

The decline in EBITDA is due in large part to the customer rebate and the change in fuel adjustment calculations that were discussed above for which we have been reimbursed, as well as non-cash unrealized losses on derivatives reflecting the decrease in fair value of the interest rate swaps. Excluding the effects of the 2006 customer rebates and non-cash derivative losses, EBITDA would have decreased by approximately 10.4%.

DISTRICT ENERGY BUSINESS

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Key Factors Affecting Operating Results

•	capacity revenue increased due to the conversion of interruptible customers and annual inflation-related increases of contract capacity rates;
•	cooling consumption revenue and electricity costs increased due to higher electricity costs from the deregulation of the Illinois electricity market. Consumption revenue also increased due to warmer average temperatures; and
•	both capacity and consumption revenue increased due to a net increase in contracted capacity.

	Year Ended December 31,
	2007	2006	Change Favorable/ (Unfavorable)		2006	2005	Change Favorable/ (Unfavorable)
	$	$	$	%	$	$	$	%
	($ in thousands) (unaudited)
Cooling capacity revenue	18,854	17,407	1,447	8.3	17,407	16,524	883	5.3
Cooling consumption revenue	22,876	17,897	4,979	27.8	17,897	18,719	(822)	(4.4)
Other revenue	2,864	3,163	(299)	(9.5)	3,163	2,855	308	10.8
Finance lease revenue	4,912	5,118	(206)	(4.0)	5,118	5,303	(185)	(3.5)
Total revenue	49,506	43,585	5,921	13.6	43,585	43,401	184	0.4
Direct expenses — electricity	15,424	12,245	(3,179)	(26.0)	12,245	12,080	(165)	(1.4)
Direct expenses — other (1)	17,696	17,161	(535)	(3.1)	17,161	17,098	(63)	(0.4)
Direct expenses — total	33,120	29,406	(3,714)	(12.6)	29,406	29,178	(228)	(0.8)
Gross profit	16,386	14,179	2,207	15.6	14,179	14,223	(44)	(0.3)
Selling, general and administrative expenses	3,208	3,811	603	15.8	3,811	3,480	(331)	(9.5)
Amortization of intangibles	1,368	1,368	—	—	1,368	1,368	—	—
Operating income	11,810	9,000	2,810	31.2	9,000	9,375	(375)	(4.0)
Interest expense, net	(9,009)	(8,331)	(678)	(8.1)	(8,331)	(8,271)	(60)	(0.7)
Loss on extinguishment of debt	(17,708)	—	(17,708)	NM	—	—	—	—
Other income (expense)	712	(139)	851	NM	(139)	369	(508)	(137.7)
Income tax benefit (provision)	5,490	1,102	4,388	NM	1,102	(302)	1,404	NM
Minority interest	(554)	(528)	(26)	(4.9)	(528)	(719)	191	26.6
Net (loss) income (2)	(9,259)	1,104	(10,363)	NM	1,104	452	652	144.2
Reconciliation of net (loss) income to EBITDA:
Net (loss) income (2)	(9,259)	1,104			1,104	452
Interest expense, net	9,009	8,331			8,331	8,271
Income tax (benefit) provision	(5,490)	(1,102)			(1,102)	302
Depreciation	5,792	5,709			5,709	5,694
Amortization of intangibles	1,368	1,368			1,368	1,368
EBITDA	1,420	15,410	(13,990)	(90.8)	15,410	16,087	(677)	(4.2)

NM — Not meaningful

(1)	Includes depreciation expense of $5.8 million, $5.7 million and $5.7 million for the years ended December 31, 2007, 2006 and 2005 respectively.
(2)	Corporate allocation expense, and the federal tax effect, have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Gross Profit

Gross profit increased primarily due to higher capacity revenue related to four interruptible customers converting to continuous service over June through September of 2006, a net increase in contracted capacity and annual inflation-related increases of contract capacity rates in accordance with customer contract terms. Cooling consumption revenue also increased due to higher ton-hour sales from warmer than average temperatures from May to October, a net increase in contracted capacity and the pass-through to our customers of the higher electricity costs related to the January 2007 deregulation of Illinois’ electricity generation market. This pass-through is subject to annual reconciliations and true-ups to actual costs. Other revenue decreased due to our pass-through to customers of the lower cost of natural gas consumables, which is offset in other direct expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expense decreased due to the collection of amounts which were previously written-off in relation to a customer bankruptcy filed in 2004. Also, 2006 included legal and consulting fees related to strategy work in preparation for the 2007 deregulation of Illinois’ electricity generation market which did not re-occur in 2007.

Loss on Extinguishment of Debt

Loss on extinguishment of debt comprised a $14.7 million make-whole payment financed with the new debt facility and a non-cash $3.0 million write-off of deferred finance costs, associated with the repayment of our senior notes.

Other Income (Expense)

Other income increased due to the collection of a termination payment related to the customer bankruptcy filed in 2004. Also, the first six months of 2006 included pension benefits expense for union trainees employed from 1999 through 2005.

EBITDA

EBITDA decreased due to the $17.7 million loss on extinguishment of debt, offset by higher capacity revenue associated with four interruptible customers converting to continuous service during the previous year, the net increase in contracted capacity and the higher ton-hour sales from warmer weather. Excluding the loss on extinguishment of debt, EBITDA would have increased by approximately 24.1%.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Key Factors Affecting Operating Results

•	lower average temperatures during peak cooling season (May to September) resulted in 6% lower ton-hour sales, partially offset by contracted rate increases;
•	capacity revenue increased due to four interruptible customers converting to continuous service over June through September and due to general increases in-line with inflation; and
•	higher electricity costs related to signing new energy supply contracts at three of our plants.

Gross Profit

Gross profit for 2006 decreased slightly primarily due to lower ton-hour sales from cooler weather and higher electric costs related to required changes to market based energy supply contracts at three of our plants, which commenced in May 2006. These increased costs were partially offset by the conversion of several interruptible customers to firm, annual inflation-related increases of contract capacity rates and scheduled increases in contract consumption rates in accordance with the terms of existing customer contracts. Additionally, electric cost increases were mitigated by efficient operation of the downtown system's chilled water plants. Other revenue increased due to our pass-through to customers of the higher cost of natural gas consumables, which are included in other direct expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expense increased primarily due to higher legal and third-party consulting fees related to strategy work in preparation for the 2007 deregulation of Illinois' electricity market offset by the effects of adopting a new long-term incentive plan for management employees in the first quarter of 2006 that required a net reduction in the liability previously accrued under the former plan.

Interest Expense, Net

The increase in net interest expense was due to additional credit line draws necessary to fund scheduled capital expenditures and new customer connections during the year. Our interest rate on our senior debt in 2006 and 2005 was a fixed rate.

Other Income (Expense)

The decrease in other income was due to a gain recognized in the second quarter of 2005 related to a minority investor's share of a settlement providing for the early release of escrow established with the Aladdin bankruptcy and a loss on disposal of assets recognized in the fourth quarter of 2006 related to a customer termination due to bankruptcy.

EBITDA

EBITDA decreased primarily due to the lower ton-hour sales from cooler weather and higher electric costs related to signing new energy supply contracts at three of our plants.

AIRPORT PARKING BUSINESS

Key Factors Affecting Operating Results

•	one new parking location that commenced operation in November 2006;
•	sub-lease of property previously used for overflow;
•	lack of revenue growth at comparable locations;
•	increased operating costs associated with improving customer service; and
•	costs associated with the consolidation of our locations under one brand.

	Year Ended December 31,
	2007	2006	Change Favorable/(Unfavorable)		2006	2005	Change Favorable/(Unfavorable)
	$	$	$	%	$	$	$	%
	($ in thousands) (unaudited)
Revenue	77,180	76,062	1,118	1.5	76,062	59,856	16,206	27.1
Direct expenses(1)	59,517	54,637	(4,880)	(8.9)	54,637	45,076	(9,561)	(21.2)
Gross profit	17,663	21,425	(3,762)	(17.6)	21,425	14,780	6,645	45.0
Selling, general and administrative expenses	8,816	5,918	(2,898)	(49.0)	5,918	4,509	(1,409)	(31.2)
Amortization of intangibles(2)	2,902	25,563	22,661	88.6	25,563	3,802	(21,761)	NM
Operating income	5,945	(10,056)	16,001	159.1	(10,056)	6,469	(16,525)	NM
Interest expense, net	(16,040)	(17,045)	1,005	5.9	(17,045)	(10,320)	(6,725)	(65.2)
Other income (expense)	274	502	(228)	(45.4)	502	(14)	516	NM
Unrealized gains (losses) on derivative instruments	142	(720)	862	119.7	(720)	170	(890)	NM
Income tax benefit (provision)	3,830	12,364	(8,534)	(69.0)	12,364	(60)	12,424	NM
Minority interest	1,035	572	463	80.9	572	538	34	6.3
Net loss(3)	(4,814)	(14,383)	9,569	66.5	(14,383)	(3,217)	(11,166)	NM
Reconciliation of net loss to EBITDA:
Net loss(3)	(4,814)	(14,383)			(14,383)	(3,217)
Interest expense, net	16,040	17,045			17,045	10,320
Income tax (benefit) provision	(3,830)	(12,364)			(12,364)	60
Depreciation	5,221	3,555			3,555	2,397
Amortization of intangibles(2)	2,902	25,563			25,563	3,802
EBITDA	15,519	19,416	(3,897)	(20.1)	19,416	13,362	6,054	45.3

NM — Not meaningful

(1)	Includes depreciation expense of $5.2 million, $3.6 million and $2.4 million for the years ended December 31, 2007, 2006 and 2005 respectively.
(2)	Includes a non-cash impairment charge of $23.5 million, for the year ended December 31, 2006, for trademarks and domain names due to a re-branding initiative.
(3)	Corporate allocation expense and other intercompany fees, and the federal tax effect, have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

	Year Ended December 31,			Change (from 2006 to 2007)		Change (from 2005 to 2006)
Operating Data:	2007	2006	2005
Cars Out(1)	2,016,244	2,087,082	1,667,361	(70,838)	(3.4)%	419,721	25.2%
Average Parking Revenue Per
Car Out:	$37.06	$35.36	$34.67	$1.70	4.8%	$0.69	2.0%
Average Overnight
Occupancy(2)	21,841	22,090	20,693	(249)	(1.1)%	1,397	6.8%

(1)	Cars Out refers to the total number of customers exiting during the period.
(2)	Average Overnight occupancy refers to aggregate average daily occupancy measured for all locations at the lowest point of the day and does not reflect turnover and intra-day activity.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenue

Revenue for 2007 increased due to the addition of one new airport parking location, one new third party contract location and an increase in revenue per car, offset by a decrease in volume.

Average revenue per car out increased for the year at our comparable locations primarily due to our ongoing yield management strategy, including price increases and elimination of low yield daily airport employee parkers in selected locations. Our continued focus on improved customer service has supported our price increases.

Cars out at comparable locations declined over the prior year due to a strategic shift away from daily parkers and continued competitive pressure in selected markets. In several key markets competitive pressure has eroded market share. To counter the market share erosion, management has implemented a strategy of aggressive pricing, service level improvements, and a larger sales force.

Management has continued to focus on improving results in underperforming markets, and expects that improved service levels, internet marketing, strategic pricing, and an increased sales force will re-build our customer base over time. As a result, we expect to see improved revenues over the medium term.

Direct Expenses

Direct expenses increased due in part to additional costs associated with operating one new location, and to support management’s strategy to improve our customers’ experience with increased and improved staffing, shuttle operations, and security.

Direct expenses include rent in excess of lease, a non-cash item, of $2.3 million for each of the years ended December 31, 2007 and 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased primarily due to personnel and travel expenses associated with the implementation of a new regional operations and sales management structure, however much of the annual increase relates to items we do not expect to recur, such as rebranding expenses. We are currently in litigation in selected markets regarding our new brand name, FastTrack Airport Parking, which has resulted in increased legal expenses and, depending on the outcome, may result in further legal and rebranding expenses and may impact the timing of expected customer base growth.

Amortization of Intangibles

Amortization in 2006 included a non-cash $23.5 million impairment charge relating to our rebranding project.

Interest Expense, Net

Interest expense declined in 2007 due to favorable terms associated with the debt refinanced on September 1, 2006, that consolidated our primary borrowings, and provided funding for capital expenditures at a more favorable interest rate. In addition, we had fewer shuttle buses financed under capital leases in 2007 compared with 2006.

EBITDA

EBITDA decreased due lower gross profit and higher selling, general and administrative expenses, mainly as a result of investments in customer service and corporate structure that are expected to generate future revenue growth.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

During the first quarter of 2006, we consolidated two adjacent facilities in Philadelphia. As part of this consolidation, the Avistar Philadelphia facility was effectively closed and its capacity made available to the SunPark Philadelphia facility. During the third quarter of 2006, we ceased operating the Avistar St. Louis location and consolidated the facility into our SunPark St. Louis facility. We refer to these consolidated operations as new locations for 2006 in the discussion below.

Key Factors Affecting Operating Results

•	contribution from new locations;
•	price increases and reduced discounting in selected markets contributed to the 10.0% increase in average revenue per car out for comparable locations during the year;
•	marketing efforts targeted at customers with a longer average stay increased average overnight occupancy by 3.5% for comparable locations during the year;
•	improved operating margins at comparable locations;
•	a cash settlement received and included in other income;
•	a non-cash impairment charge of $23.5 million for existing trademarks and domain names due to a rebranding initiative.

Revenue

Revenue increased due to the addition of nine new locations during 2006 and an increase in average revenue per car out at comparable locations. In 2006, new locations represent 30% of our portfolio by number of locations and contributed 24% of total revenue. We believe the contribution from these facilities will continue to grow as customers continue to be exposed to our branding, marketing and service.

Average revenue per car out increased at our comparable locations primarily due to implementation of our yield management strategy, including price increases and reduced discounting in selected markets and a new marketing program. A focus on improving the level of customer service in certain locations has supported these price increases.

The decrease in cars out at comparable locations was attributed to a continued strategic shift away from daily parkers and a greater marketing emphasis on leisure travelers throughout 2006. Daily parkers, typically airport employees, contribute to a higher number of cars out, but pay discounted rates. Leisure travelers tend to have longer average stays.

The lower average revenue per car out at new locations, relative to comparable locations, in 2006 reflects the acquisition of new locations in lower priced markets.

Average overnight occupancies at comparable locations were up slightly as capacity expansions in select markets were fully utilized. We believe average length of stay came under pressure during the second half of 2006 as some leisure travelers chose shorter vacations due to higher costs for air fares, hotel and rental cars.

Our airport parking business as a whole has sufficient capacity to accommodate further growth. At locations where we are operating at peak capacity intra-day, we continue to evaluate and implement strategies to expand capacity of these locations. For example, during 2006 we recovered additional capacity from a sub-tenant, installed additional vehicle lifts and, during peak periods, offered customers valet service at self park facilities.

Direct Expenses

Direct expenses for 2006 increased primarily due to additional costs associated with operating nine new locations. Direct expenses at comparable locations were also affected by higher real estate, fuel and labor costs offset by lower claims from damaged cars, advertising and insurance premiums.

We intend to continue pursuing costs savings through standardization of staff scheduling to minimize overtime and a new bulk fuel purchase program that was implemented in August 2006.

Direct expenses include rent in excess of lease, a non-cash item, in the amount of $2.3 million and $2.0 million for 2006 and 2005, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased due primarily to higher payroll costs associated with the expansion of the management team to support additional locations, health insurance and professional fees. Non-recurring costs in 2006 include the retirement of two members of senior management from the business, costs associated with a restructure of the finance function and higher legal expenses associated with scheduled union negotiations.

Amortization of Intangibles

Amortization increased largely as a result of impairment charges in the amount of $23.5 million related to the trademarks and domain names previously acquired, partially offset by the elimination of amortization of non-compete agreements that expired in December 2005. As a result of our rebranding initiative, we wrote down almost all of the value of our acquired trademarks and, as a result, amortization expense declined significantly beginning in 2007.

Interest Expense, Net

Interest expense increased due to the additional interest and finance cost amortization associated with the new debt issued in October 2005 to finance acquisitions. On September 1, 2006 this debt and our other primary borrowing were refinanced with more favorable terms and $647,000 of finance costs related to the October 2005 financing were expensed. Interest expense also increased as a result of higher LIBOR rates.

Our two primary borrowings were subject to two interest rate hedges which effectively capped our interest rate when the 30-day LIBOR rate was 4.5%. In March 2006 the LIBOR rate exceeded the cap rate. As part of the refinance on September 1, 2006 one of these interest rate hedges was replaced with an interest rate swap at 5.17%. Interest cap and swap payments totaling $824,000 were realized in 2006. This amount was recorded as a reduction in interest expense.

EBITDA

EBITDA increased largely as a result of the 2005 acquisitions and improved profit margins at our comparable locations. EBITDA was also increased by the net proceeds from a settlement related to a prior year acquisition of $417,000.

The increase in gross profit margins at our new locations in 2006 reflects the acquisition of locations predominantly on owned land compared to the leased locations at Avistar Philadelphia and Avistar St. Louis.

LIQUIDITY AND CAPITAL RESOURCES

We do not intend to retain significant cash balances in excess of what are prudent reserves. We believe that we will have sufficient liquidity and capital resources to meet our future liquidity requirements, including in relation to our acquisition strategy and our dividend policy. We base our assessment on the following assumptions:

•	all of our businesses and investments generate, and will continue to generate, significant operating cash flow;
•	the ongoing maintenance capital expenditures associated with our businesses are modest and readily funded from their respective operating cash flow or available financing, including release of debt service reserves;
•	all significant short-term growth capital expenditure will be funded with cash on hand or from committed undrawn debt facilities;
•	we have $300.0 million of revolving acquisition financing available (maturing in 2010) and will be able to raise equity to refinance any amounts borrowed in the future under our acquisition facility prior to its maturity; and
•	we will be able to debt finance acquisitions and to refinance maturing debt on reasonable terms.

In light of current market conditions, assumptions regarding our ability to fund acquisitions may be subject to significant risk. See “Risk Factors” in Part I, Item 1A.

The section below discusses the sources and uses of cash on a consolidated basis, and for each of our businesses and investments. All inter-company activities such as corporate allocation, capital contributions to our businesses and distributions from our businesses have been excluded from the tables below as these transactions are eliminated on consolidation. Prior period comparatives have been updated to also remove these inter-company activities.

COMMITMENTS AND CONTINGENCIES

The following tables summarize our future obligations, due by period, as of December 31, 2007, under our various contractual obligations and commitments. We had no off-balance sheet arrangement at that date or currently. The following information does not include information for IMTT, which is not consolidated.

	Payments Due by Period
	Total	Less Than One Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	($ in thousands)
Long-term debt(1)	$1,426,656	$162	$201,344	$—	$1,225,150
Interest obligations	545,271	93,509	167,319	159,477	124,966
Capital lease obligations(2)	2,671	1,438	1,146	87	—
Notes payable	5,387	3,656	588	499	644
Operating lease obligations(3)	676,601	43,598	79,658	71,172	482,173
Time charter obligations(4)	3,274	935	1,926	413	—
Pension benefit obligations	21,865	1,774	3,878	4,322	11,891
Post-retirement benefit obligations	1,876	234	372	378	892
Purchase obligations(5)	41,800	41,800	—	—	—
Other	481	481	—	—	—
Total contractual cash obligations(6)	$2,725,882	$187,587	$456,231	$263,348	$1,845,716

(1)	The long-term debt represents the consolidated principal obligations to various lenders. The debt facilities, which are obligations of the operating businesses and have maturities between 2009 and 2014, are subject to certain covenants, the violation of which could result in acceleration. The $201.3 million in the “1 – 3 Years” period includes a $195.0 million term loan at our airport parking business, which is due for repayment in September 2009. This term loan has 2 one-year optional extensions, subject to meeting certain covenants, which we currently meet.
(2)	Capital lease obligations are for the lease of certain transportation equipment. Such equipment could be subject to repossession upon violation of the terms of the lease agreements.
(3)	This represents the minimum annual rentals required to be paid under non-cancelable operating leases with terms in excess of one year.
(4)	TGC currently has a time charter arrangement for the use of two barges for transporting liquefied petroleum gas between Oahu and its neighbor islands.
(5)	Purchase obligations include the commitment of the company (through a wholly-owned subsidiary) at December 31, 2007 to acquire the Seven Bar FBOs, which we expect to complete in the first quarter of 2008.
(6)	The above table does not reflect certain long-term obligations, such as deferred taxes, for which we are unable to estimate the period in which the obligation will be incurred.

In addition to these commitments and contingencies, we typically incur capital expenditures on a regular basis to:

•	maintain our existing revenue-producing assets in good working order (“maintenance capital expenditures”); and
•	expand our existing revenue-producing assets or acquire new ones (“growth capital expenditures”).

See “Investing Activities” below for further discussion of capital expenditures.

We also have other contingencies, including pending threatened legal and administrative proceedings that are not reflected above as amounts at this time are not ascertainable. See “Legal Proceedings” in Part I, Item 3.

Our sources of cash to meet these obligations are as follows:

•	refinancing our current credit facilities on or before maturity (see “Financing Activities” below);
•	cash generated from our operations (see “Operating Activities” below); and

•	cash available from our undrawn credit facilities (see “Financing Activities” below).

In addition to these obligations, we have historically paid regular and increasing cash distributions to our shareholders, and expect to continue to do so in the future. These distributions are funded primarily from cash from operating activities. We use the distributions we receive from IMTT to partially fund our distributions to shareholders, part of which are included in cash from operating activities and part of which are included in cash from investing activities.

We also incur performance fees from time to time paid to our Manager. Our Manager has historically elected to reinvest these fees in our LLC interests (previously trust stock). While these fees do not directly affect cash flows when paid in equity, they do increase the cash necessary to maintain and increase our distributions to shareholders, as they result in more outstanding LLC interests. We believe this increased cash requirement is mitigated by a lower cost of equity capital as the performance fees are earned only when our LLC interests outperform benchmark indices.

CONSOLIDATED ANALYSIS OF HISTORICAL CASH FLOWS

	Year Ended December 31,			Change (from 2006 to 2007) Favorable/(Unfavorable)		Change (from 2005 to 2006) Favorable/(Unfavorable)
	2007	2006	2005
	$	$	$	$	%	$	%
	($ in thousands)
Cash provided by operating activities	96,550	46,365	41,744	50,185	108.2	4,621	11.1
Cash used in investing activities	(644,010)	(686,196)	(200,147)	42,186	6.1	(486,049)	NM
Cash provided by financing activities	567,546	562,328	133,847	5,218	0.9	428,481	NM

Operating Activities

We believe our operating activities provide a source of sustainable and growing long-term cash flow due to:

•	consistent customer demand driven by the basic everyday nature of the services provided;
•	our strong competitive position due to factors including:
•	high initial development and construction costs;
•	difficulty in obtaining suitable land near many of our operations (for example, airports, waterfront near ports);
•	long-term concessions/contracts;
•	required government approvals, which may be difficult or time-consuming to obtain; and
•	lack of cost-efficient alternatives to the services we provide in the foreseeable future;
•	product/service pricing that we expect to generally keep pace with inflation due to factors including:
•	consistent demand;
•	limited alternatives;
•	contractual terms; and
•	regulatory rate setting.

Consolidated cash provided by operating activities comprises the cash from operations of the businesses we own as described in each respective business discussion below. The cash flow from our consolidated business’ operations is partially offset by expenses paid at the corporate level, such as base management fees, professional fees and interest on any amounts drawn on our revolving credit facility. The increase in cash from operations in 2007 was due primarily to operating results of our airport services business, mainly from acquisitions during 2007, and the full year effect of acquisitions during 2006. In addition, cash from operating activities from existing FBO sites increased due mainly to higher dollar per gallon fuel margins. Our district energy business also increased cash from operations due mainly to increased revenue from higher contracted capacity and higher consumption. The increase in cash from operations in 2006 was due mainly to operating results of the acquisitions during 2006 noted above, as well as full year results from the August 2005 acquisition of the Las Vegas FBO, partially offset by interest in 2006 on our revolving credit facility incurred from the second quarter of 2006 until our equity offering in November 2006.

Investing Activities

The primary driver of cash used in investing activities in our consolidated cash flows has been acquisitions of businesses in new and existing segments and the dispositions of our non-U.S. businesses. The other main driver is capital expenditures. Maintenance capital expenditures are generally funded by cash from operating activities and growth capital expenditures are generally funded by drawing on our available credit facilities or by equity capital. We may fund maintenance capital expenditures from credit facilities or equity capital and growth capital expenditures from operating activities from time to time. We expect that our growth capital expenditures will generally be yield accretive once placed in service. Acquisitions of businesses are generally funded on a long-term basis through raising additional equity capital and/or project-financing style credit facilities. We have drawn on our MIC Inc. revolving credit facility to temporarily fund some acquisitions and may do so in the future. We have repaid this facility in the past with proceeds from raising additional equity and/or obtaining long-term project-financing style facilities and expect to do so in the future.

Financing Activities

The primary driver of cash provided by financing activities are equity offerings, debt financing of acquisitions and the subsequent refinancing of our businesses. A smaller portion of cash provided by financing activities relates to principal payments on capital leases and principal payments on the relatively small amount of our non-amortizing debt.

The primary transactions contributing to our consolidated investing and financing cash flows include:

2007:

•	the acquisition of 29 additional FBOs;
•	proceeds from issuance of equity and debt to finance these acquisitions;
•	refinancing of debt in our airport services and district energy businesses; and
•	sale of our investment in an offshore toll road concession in 2006, for which we received the proceeds in 2007.

2006:

•	acquisitions of our 50% share of the bulk liquid storage terminal business, our 100% investment in the gas production and distribution business, and 23 additional FBOs;
•	proceeds from issuance of equity and debt to finance the above acquisitions;
•	refinancing of debt at our airport parking business; and
•	sale of our foreign investments in MCG and SEW.

2005:

•	acquisitions of three FBOs and six off-airport parking facilities;
•	issuance of debt to partially finance these acquisitions; and
•	refinancing of debt at our airport services business.

Our businesses are capitalized with a mix of equity and project-financing style long-term debt. We believe we can prudently maintain relatively high levels of leverage due to the sustainable and growing long-term cash flows our businesses have provided in the past and we expect to continue in the future as discussed above. Our long-term debt is primarily non-amortizing and we consider this to be permanent in nature. Most of our businesses’ debt is term debt, while some of our businesses also maintain capital expenditure and/or working capital facilities.

We generally determine what we believe to be the optimal capital structure for a business as part of our acquisition process. We implement that structure at acquisition by financing the appropriate amount of debt at the subsidiary level and contributing equity from proceeds of an equity offering and/or cash on hand from previous offerings. We maintain a revolving credit facility at the MIC Inc. level to facilitate the acquisition process when we need temporary financing until we complete an equity offering and/or debt financing at the subsidiary level. We continue to actively assess and manage the capital structure of our businesses after acquisition, resulting in refinancing recurring typically every several years or more often.

MIC Inc. Acquisition Credit Facility

On February 13, 2008 we renewed our existing $300.0 million revolving credit facility. The renewed facility is provided by the following lenders: Citicorp North America Inc. (as lender and administrative agent), Wachovia Bank National Association, Credit Suisse, Cayman Islands Branch, WestLB AG, New York Branch, and Macquarie Finance Americas Inc. We intend to use the revolving facility to fund acquisitions, capital expenditures and to a limited extent, working capital, pending refinancing through equity offerings at an appropriate time. The facility can be increased in size to $350.0 million by us, subject to certain terms and conditions. No commitments have been received at this time for the $50.0 million increase in the facility size. There was no balance outstanding at December 31, 2007. On February 20, 2008, we drew $56.0 million on this facility, part of which we will use to fund the acquisition of Seven Bar FBOs which we expect to complete in the first quarter of 2008, and part of which we will use for other projects. Macquarie Finance Americas Inc., a related party, committed $66.7 million to the $300.0 million facility, of which $12.4 million was drawn on February 20, 2008 as part of the $56.0 million total drawdown.

The borrower under the facility is MIC Inc., a direct subsidiary of the company, and the obligations under the facility are guaranteed by the company and secured by a pledge of the equity of all current and future direct subsidiaries of MIC Inc. and the company. The terms and conditions for the revolving facility include events of default, representations and warranties and covenants that are generally customary for a facility of this type. In addition, the revolving facility includes a restriction on cross guarantees and an event of default should the Manager or another member of the Macquarie Group cease to manage our business and operations.

The following is a summary of the material terms of the facility:

Facilities	$300.0 million for loans and/or letters of credit
$50.0 million uncommitted accordion feature
Termination date	March 31, 2010
Interest and principal repayments	Interest only during the term of the loan
Repayment of principal at termination, upon voluntary prepayment, or upon an event requiring mandatory prepayment
Eurodollar rate	LIBOR plus 2.75% per annum
Base rate	Base rate plus 1.75% per annum
Annual commitment fee	0.50% per annum on the average daily undrawn balance
Financial covenants (calculations include MIC Inc. and the company)	• Ratio of Debt to Consolidated Adjusted Cash from Operations
   < 5.6 (at December 31, 2007: 0.02x)
•    Ratio of Consolidated Adjusted Cash from Operations
   to Interest Expense > 2.0 (at December 31, 2007: 128.16x)
•    Minimum EBITDA (as defined in the facility) of $100.0 million
(at December 31, 2007: $171.4 million)

See below for further description of the cash flows related to our businesses.

AIRPORT SERVICES BUSINESS

	Year Ended December 31,			Change (from 2006 to 2007) Favorable/(Unfavorable)		Change (from 2005 to 2006) Favorable/(Unfavorable)
	2007	2006	2005
	$	$	$	$	%	$	%
	($ in thousands)
Cash provided by operating activities	85,323	37,942	21,487	47,381	124.9	16,455	76.6
Cash used in investing activities	(704,259)	(353,620)	(112,466)	(350,639)	(99.2)	(241,154)	NM
Cash provided by financing activities	411,191	168,844	122,368	242,347	143.5	46,476	38.0

Operating Activities

Operating cash at our airport services business is generated from sales transactions primarily paid by credit cards. Some customers are extended payment terms and billed accordingly. Offsetting these cash receipts are payments mainly to vendors of fuel, aircraft services and professional services, as well as payroll costs and payments to tax jurisdictions. Cash provided by operations increased in 2007 and 2006 due to operating results of our acquisitions, favorable changes in working capital and improved performance at existing locations, partially offset by an increase in interest expense reflecting higher debt levels.

Investing Activities

Cash used in investing activities relates primarily to our acquisitions and capital expenditures. Maintenance capital expenditures are generally funded by cash from operating activities and growth capital expenditures are generally funded with drawdown on capital expenditure credit facilities or equity contributions from MIC Inc.

Maintenance Capital Expenditure

Maintenance capital expenditures encompass repainting, replacing equipment as necessary and any ongoing environmental or required regulatory expenditure, such as installing safety equipment. These expenditures are funded from cash flow from operating activities.

Growth Capital Expenditure

Growth capital projects expected to be completed through 2009 total approximately $50.0 million primarily for hangars, terminal buildings, fuel farms and ramp upgrades. We intend to fund these projects through our $50.0 million capital expenditure facility.

The following table sets forth information about capital expenditures in our airport services business:

	Maintenance	Growth
2005	$3.3 million	$0.7 million
2006	$3.2 million	$3.9 million
2007	$8.6 million	$19.0 million
2008 projected	$11.0 million	$28.9 million

The increases in maintenance capital expenditures are primarily due to an increased number of locations due to our acquisitions. We expect maintenance capital expenditures to average between $150,000 and $200,000 per location in 2008 to provide necessary upgrades and refurbishment of our facilities as well as additions to and replacement of our ground support equipment fleet. This is consistent with prior years. Major growth capital expenditures have been:

2007:

•	a ramp repair and extension at our Teterboro location;
•	the completion of the Pittsburgh hangar;
•	construction of a new hangar at the San Jose FBO; and
•	several in-progress projects at the time of the acquisition of the Mercury locations.

2006:

•	construction of a new hangar at Pittsburgh; and
•	completion of several in-progress projects at the time of acquisition of the Trajen locations in 2006.

We currently have plans either in development or underway to provide major remodels or new construction of hangars and facilities at 13 of our FBOs. Such investments are required under the terms of our respective leases with the airports for which we have received renewals or extensions of the existing lease terms.

In addition to the capital expenditures discussed above, cash used in investing includes amounts paid for our acquisitions. Cash paid for acquisitions, net of cash acquired, was $704.9 million and $346.5 million in 2007 and 2006, respectively.

Financing Activities

The changes in cash provided by financing activities are primarily due to the effect of additional debt drawdowns to partially finance the acquisitions discussed above, as well as the refinancing of Atlantic Aviation’s debt facilities in 2007 and 2005.

On September 27, 2007, our airport services business entered into an agreement to refinance all of its existing debt facilities. On October 16, 2007, the business drew down $900.0 million on the term loan facility and $6.3 million on the capital expenditure facility. The proceeds were used to repay all existing term loan and revolving credit facilities, establish a debt service reserve required under the new term loan, make a distribution to MIC Inc. (from which MIC Inc. repaid its revolving acquisition facility that was used to partially fund the Mercury and San Jose acquisitions) and pay for costs and expenses incurred in connection with the credit facility. Key terms of the loan agreement are summarized below:

Borrower	Atlantic Aviation
Facilities	$900.0 million term loan facility (fully drawn at December 31, 2007)
$50.0 million capital expenditure facility ($11.2 million drawn at December 31, 2007)
$20.0 million revolving working capital and letter of credit facility ($9.3 million utilized for letters of credit at December 31, 2007)
Amortization	Payable at maturity
100% of excess cash flow in years 6 and 7 used to pre-pay loans
Interest type	Floating
Interest rate and fees	Years 1 – 5:
LIBOR plus 1.6% or
Base Rate (for revolving credit facility only): 0.6% above the greater of: (i) the prime rate or (ii) the federal funds rate plus 0.5%
Years 6 – 7:
LIBOR plus 1.725% or
Base Rate (for revolving credit facility only): 0.725% above the greater of: (i) the prime rate or (ii) the federal funds rate plus 0.5%

Maturity	October, 2014
Mandatory prepayment	With net proceeds that exceed $1.0 million from the sale of assets not used for replacement assets;
With net proceeds of any debt other than permitted debt;
With net insurance proceeds that exceed $1.0 million not used to repair, restore or replace assets;
In the event of a change of control;
With excess cash flow, in the event that distribution conditions are not met for two consecutive quarters;
With any FBO lease termination payments received;
With excess cash flows in years 6 and 7.
Financial covenants	Debt service coverage ratio > 1.2x (at December 31, 2007: 2.2x)
Leverage ratio < 8.0x (at December 31, 2007: 6.12x)
Distribution covenant	Distributions permitted if the following conditions are met:
Backward and forward debt service coverage ratio equal to or greater than 1.6x;
No default;
All mandatory prepayments have been made;
Twelve month EBITDA equal to or greater than $118.5 million in 2007 increasing to $182.1 million in 2014;
No revolving loans outstanding.
Collateral	First lien on the following (with limited exceptions):
Project revenues;
Equity of the borrower and its subsidiaries; and
Insurance policies and claims or proceeds.

The loan agreement includes events of default, representations and warranties and other covenants that are customary for facilities of this type. A change in control will occur if the Macquarie Group, or any fund or entity managed by the Macquarie Group, ceases to control Atlantic Aviation.

The airport services business has entered into interest rate swaps hedging 100% of the interest rate exposure under the $900.0 million term loan portion of the facility that effectively fixes the interest rate for the first five years at a weighted average rate of approximately 5.18% (excluding the margin).

BULK LIQUID STORAGE TERMINAL BUSINESS

We completed our acquisition of a 50% interest in the bulk liquid storage terminal business on May 1, 2006. The following analysis compares the historical cash flows under both the current and prior owners. We believe that this is the most appropriate approach to discussing the historical cash flow trends of IMTT, rather than discussing the composition of cash flows that is included in our consolidated cash flows only. Amounts shown reflect 100% of the business. We equity account for our 50% ownership of this business, so only distributions not exceeding our equity in the earnings of this business are reflected in our consolidated cash flow from operating activities. Distributions in excess of this amount are reflected in the consolidated cash flow from investing activities.

	Year Ended December 31,			Change (from 2006 to 2007) Favorable/(Unfavorable)		Change (from 2005 to 2006) Favorable/(Unfavorable)
	2007	2006	2005
	$	$	$	$	%	$	%
	($ in thousands)
Cash provided by operating activities	91,431	66,791	51,706	24,640	36.9	15,085	29.2
Cash used in investing activities	(264,457)	(90,540)	(37,090)	(173,917)	192.1	(53,450)	144.1
Cash provided by (used in) financing activities	142,228	57,526	(13,460)	84,702	147.2	70,986	NM

NM — Not meaningful

Operating Activities

Operating cash at our bulk liquid storage terminal business is generated primarily from rentals and ancillary services that are billed monthly and paid on various terms. Offsetting these cash receipts are payments mainly for payroll costs, maintenance and repair of fixed assets, and professional services and payments to tax jurisdictions. The increases in 2006 and 2007 were primarily due to higher rental rates and storage capacity. Interest paid decreased in 2006 as a portion of acquisition proceeds was used to repay debt, and decreased in 2007 due to refinancing at lower rates. Additionally, there were increased customer reimbursements for capital projects at IMTT sites in 2007.

Investing Activities

Cash used in investing activities relates primarily to capital expenditures on an ongoing basis, as discussed below. Investing activities in 2007 also included acquisition of a facility for $18.5 million. Additionally in 2006, investing activities included the investment of proceeds from a bond issuance into an account that will be drawn for future growth capital expenditures.

Maintenance Capital Expenditure

Maintenance capital expenditures, include the refurbishment of storage tanks, piping, and dock facilities, and environmental capital expenditure, principally in relation to improvements in containment measures and remediation. The expected level of future maintenance capital expenditure reflects the need for increased environmental expenditure to remediate existing sites, upgrade waste water treatment and spill containment infrastructure and modify tank infrastructure to address proposed regulations.

Growth Capital Expenditure

IMTT is currently constructing a bulk liquid chemical storage and logistics facility on the Mississippi River at Geismar, LA. To date, IMTT has committed approximately $169.8 million of growth capital expenditure to the project. Based on the current project scope and subject to certain minimum volumes of chemical products being handled by the facility, existing customer contracts are anticipated to generate terminal gross profit and EBITDA of at least approximately $18.8 million per year. Completion of the initial phase is targeted for the second quarter of 2008. Along with the construction of main storage and logistics operations, IMTT plans to spend an incremental $15.0 million to install an additional 432,000 barrels of storage capacity, which should generate incremental annual gross profit and EBITDA of $2.8 million.

In addition to the Geismar project, IMTT has recently completed the construction of 12 new storage tanks and is currently in the process of constructing a further 10 new storage tanks at its other Louisiana sites. These additions, along with the refurbishment and extension of two additional tanks, will increase total capacity by almost 1.8 million barrels at a total estimated cost of $56.6 million. It is anticipated that construction will be completed during 2008. Rental contracts with initial terms of at least five years have already been executed in relation to most of this new capacity, with several tanks designed to service customers while existing tanks undergo maintenance. Overall, it is anticipated that the operation of the new tanks will contribute approximately $8.7 million to IMTT's terminal gross profit and EBITDA annually.

IMTT has also initiated capital projects to add or convert approximately 1.1 million barrels of storage capacity at its Bayonne, NJ site. IMTT anticipates spending $31.3 million on these projects, which will be completed during 2008 and 2009, and which are anticipated to generate approximately $8.6 million in incremental gross profit and EBITDA annually.

At the Quebec facility, IMTT recently completed the construction of five new storage tanks and anticipates the completion of two additional new tanks during the first half of 2008. With a combined capacity of over 700,000 barrels, each of these tanks has been rented under customer contract for a minimum of five years. Total construction costs are projected to reach approximately $28.9 million. Operation of these new tanks is anticipated to contribute approximately $4.9 million to the Quebec terminal's gross profit and EBITDA annually.

It is anticipated that the proposed specific capital expenditure will be fully funded using a combination of IMTT's cash flow from operations, IMTT's debt facilities, the proceeds from our investment in IMTT and future loans from the IMTT shareholders other than us.

The following table sets forth information about IMTT’s capital expenditures:

	Maintenance	Growth
2005	$20.3 million	$16.5 million
2006	$20.8 million	$68.4 million
2007	$31.6 million	$177.5 million
2008 projected	$30.0 – 40.0 million	$100.0 – 120.0 million
Commitments at 12/31/07	$15.0 – 25.0 million	$70.0 – 90.0 million

The increase in capital expenditure from 2006 to 2007 was primarily due to:

•	increase in growth capital expenditure due to the construction of the new facility at Geismar, LA and construction of new storage tanks at IMTT’s existing facilities in Bayonne, Quebec, and Gretna, as discussed above; and
•	increase in maintenance capital expenditure due to tank refurbishment projects and dock repairs at St. Rose as well as increased environmental expenditures at Bayonne.

The increase in capital expenditure from 2005 to 2006 was primarily due to the increase in growth capital expenditure from the construction of the new facility at Geismar, LA and the construction of new storage tanks at IMTT’s existing facility in St. Rose, LA, as discussed above.

Financing Activities

The change from 2006 to 2007 was primarily due to:

•	funding from the new revolving credit facility;
•	issuance of GO Zone bonds; and
•	shareholder loans partially offset by the dividends paid to shareholders and the payments triggered by the establishment of the new credit facility, including principal and make-whole payments for senior notes and the repayment of the previous revolving credit facility.

The change from 2005 to 2006 was primarily due to:

•	equity investment by MIC Inc.; and
•	loans from shareholders partially offset by the repayment of loans and issuance of dividends to shareholders.

The following tables summarize the key terms of IMTT's senior debt facilities as at December 31, 2007. All of these senior debt facilities rank equally and are guaranteed by IMTT's key operating subsidiaries.

On June 7, 2007, IMTT entered into a Revolving Credit Agreement with Suntrust Bank, Citibank N.A., Regions Bank, Rabobank Nederland, Branch Banking & Trust Co., DNB NOR Bank ASA, Bank of America N.A., BNP Paribas, Bank of Montreal, The Royal Bank of Scotland PLC, Mizuho Corporate Bank Ltd. and eight other banks establishing a $600.0 million U.S. dollar denominated revolving credit facility and a $25.0 million equivalent Canadian dollar revolving credit facility. The Agreement also allows for an increase in the U.S. dollar denominated revolving credit facility of up to $300.0 million on the same terms at the election of IMTT. No commitments have been sought from lenders to provide this increase at this time.

At signing, IMTT borrowed $168.5 million under the new U.S. dollar denominated revolving credit facility to fully repay and extinguish the existing two tranches of fixed rate notes issued by IMTT and to replace letters of credit outstanding under the existing U.S. dollar denominated revolving credit facility which has also been terminated. IMTT also borrowed $10.1 million equivalent under the Canadian dollar denominated revolving credit facility to fully repay the existing Canadian dollar denominated revolving credit facility which has been terminated. The terms of the new revolving credit facilities are summarized in the table below. The new facilities will be used to fund IMTT's expansion program and are expected to be more than adequate to fully fund IMTT’s existing and reasonably foreseeable growth capital expenditure plans.

Facility Term	USD Revolving Credit Facility	CAD Revolving Credit Facility
Amount Outstanding as of December 31, 2007	$340.2 million	$23.4 million
Undrawn Amount	$259.8 million	$1.6 million
Uncommitted Expansion Amounts	$300.0 million	—
Maturity	June, 2012	June, 2012
Amortization	Revolving. Payable at maturity.	Revolving. Payable at maturity
Interest Rate	Floating at LIBOR plus a margin based on the ratio of Debt to EBITDA of IMTT’s operating subsidiaries as follows:
<2.00 – 0.55%
2.00>2.50 – 0.70%
2.50>3.00 – 0.85%
3.00>3.75 – 1.00%
3.75>4.00 – 1.25%
4.00> – 1.50%	Floating at Canadian LIBOR plus a margin based on the ratio of Debt to EBITDA of IMTT’s operating subsidiaries as follows:
<2.00 – 0.55%
2.00>2.50 – 0.70%
2.50>3.00 – 0.85%
3.00>3.75 – 1.00%
3.75>4.00 – 1.25%
4.00> – 1.50%
Commitment Fees	A percentage of undrawn committed amounts based on the ratio of Debt to EBITDA of IMTT’s operating subsidiaries as follows:
<2.00 – 0.125%
2.00> 2.50 – 0.15%
2.50> 3.00 – 0.175%
3.00> 3.75 – 0.20%
3.75> 4.00 – 0.25%
4.00> – 0.25%	A percentage of undrawn committed amounts based on the ratio of Debt to EBITDA of IMTT’s operating subsidiaries as follows:
<2.00 – 0.125%
2.00> 2.50 – 0.15%
2.50> 3.00 – 0.175%
3.00> 3.75 – 0.20%
3.7 5> 4.00 – 0.25%
4.00> – 0.25%
Security	Unsecured except for pledge of 65% of shares in IMTT’s two Canadian subsidiaries.	Unsecured except for pledge of 65% of shares in IMTT’s two Canadian subsidiaries.
Financial Covenants (applicable to IMTT’s operating subsidiaries on a combined basis)	Debt to EBITDA Ratio: Max 4.75x (at December 31, 2007: 3.00x) EBITDA to Interest Ratio: Min 3.00x (at December 31, 2007: 5.10x)	Debt to EBITDA Ratio: Max 4.75x (at December 31, 2007: 3.00x) EBITDA to Interest Ratio: Min 3.00x (at December 31, 2007: 5.10x)
Restrictions on Payments of Dividends	None, provided no default as a result of payment.	None, provided no default as a result of payment.

Of the $340.2 million outstanding balance against the USD revolving credit facility, IMTT had drawn $84.0 million in cash and issued $256.2 million in letters of credit backing GO Zone bonds, NJEDA bonds, and commercial activities.

	New Jersey Economic Development Authority Dock Facility Revenue Refund Bonds	New Jersey Economic Development AuthorityVariable Rate Demand Revenue Refunding Bond
Amount Outstanding as of December 31, 2007	$30.0 million	$6.3 million
Undrawn Amount	—	—
Maturity	December, 2027	December, 2021
Amortization	Payable at maturity	Payable at maturity
Interest Rate	Floating at tax exempt bond daily tender rates	Floating at tax exempt bond daily tender rates
Make-whole on Early Repayment	None	None
Debt Service Reserves Required	None	None
Security	Unsecured (required to be supported at all times by bank letter of credit issued under the revolving credit facility)	Unsecured (required to be supported at all times by bank letter of credit issued under the revolving credit facility)
Financial Covenants (applicable to IMTT’s key operating subsidaries on a combined basis)	None	None
Restrictions on Payments of Dividends	None, provided no default as a result of payment	None, provided no default as a result of payment
Interest Rate Hedging	Hedged from October, 2007 through November 2012 with $30.0 million 3.41% fixed vs. 67% of LIBOR interest rate swap	Hedged from October, 2007 through November 2012 with $6.3 million 3.41% fixed vs. 67% of LIBOR interest rate swap

In addition to the senior debt facilities discussed above, subsidiaries of IMTT Holdings Inc. that are the parent entities of IMTT's key operating subsidiaries are the borrowers and guarantors under a debt facility with the following key terms:

Term Loan Facility
Amount Outstanding as of December 31, 2007	$91.0 million
Undrawn Amount	—
Maturity	December, 2012
Amortization	$13.0 million per annum from December 2008 through December 2010 with balance payable at maturity.
Interest Rate	Floating at LIBOR plus 1.0%
Make-whole on Early Repayment	None.
Debt Service Reserves Required	None.
Security	Unsecured.
Guarantees	The facility is required to be progressively guaranteed by IMTT's key operating subsidiaries. These subsidiaries currently guarantee $39.0 million of the outstanding balance and the guarantee requirement increases by $13.0 million per annum from December 2008 through December 2009 at which time the full outstanding amount will be guaranteed by IMTT's key operating subsidiaries. Further, if the Debt to EBITDA ratio of IMTT's key operating subsidiaries on a combined basis exceeds 4.5x as at December 31, 2009, IMTT's key operating subsidiaries will assume the obligations under the term loan facility.
As a result of a previous transaction, $13.0 million of the outstanding balance is currently guaranteed by Royal Vopak. In the event that Royal Vopak defaults under its guarantee obligations, the lender has no right of acceleration against IMTT. The Royal Vopak guarantee terminates entirely in December 2008.
Financial Covenants	None.
Restrictions on Payments of Dividends	None.
Interest Rate Hedging	Fully hedged with $104.0 million amortizing, 6.29% fixed vs. LIBOR interest rate swap expiring December 2012.

Pursuant to the terms of the shareholders' agreement between ourselves and the other shareholders in IMTT, all shareholders in IMTT other than MIC Inc. are required to loan all dividends received by them (excluding the $100.0 million dividend paid to prior existing shareholders at the closing of our investment in IMTT), net of tax payable in relation to such dividends, through the quarter ending December 31, 2007 back to IMTT Holdings Inc. The shareholder loan will have a fixed interest rate of 5.5% and be repaid over 15 years by IMTT Holdings Inc. with equal quarterly amortization commencing March 31, 2008. Shareholder loans of $33.5 million were outstanding as at December 31, 2007.

On July 10, 2007, IMTT issued $215.0 million of Gulf Opportunity Zone Bonds (GO Zone Bonds) in two tranches. The proceeds from the issuance of the GO Zone Bonds will fund qualified project costs at St. Rose and Geismar incurred subsequent to August 12, 2005 (in the case of St. Rose) and April 28, 2005 (in the case of Geismar) and before January 1, 2011. As of December 31, 2007, approximately $158.1 million (an amount approximately equivalent to IMTT’s aggregate capital expenditures at St. Rose and Geismar from the aforementioned dates through the date of issuance) have been made available to IMTT. In addition, approximately $1.4 million was used to pay for financing costs. The balance of the proceeds from the GO Zone Bond issuance ($55.5 million net of transaction costs) are currently held in trust and will be released to IMTT as further capital expenditure at the specified terminals is undertaken. While held in trust, the proceeds will be invested by the trustee in short-term debt instruments with high credit rating. It is anticipated that all proceeds from the issuance held by the trustee will be released to IMTT by the end of 2008.

The GO Zone Bonds are fully credit supported by letters of credit drawn under IMTT’s revolving credit agreement. For federal income tax purposes, interest on the GO Zone Bonds is excluded from gross income and is not an item of tax preference for purposes of federal alternative minimum tax imposed on individuals and corporations that are investors in the Go Zone Bonds; however, for purposes of computing the federal alternative minimum tax imposed on certain corporations, such interest is taken into account in determining adjusted current earnings. As a consequence of this and the credit support provided by the letters of credit, the floating interest rate applicable to similar bonds has historically averaged approximately 67% percent of LIBOR. Interest on the GO Zone Bonds is deductible to IMTT as incurred except to the extent capitalized and amortized as part of project costs as required, for federal income tax purposes.

The key terms of the GO Zone Bonds issued are summarized in the table below.

Facility Term
Amount Outstanding	$215.0 million
Funds Released to IMTT as of December 31, 2007	$158.1 million
Amount Held by Bond Trustee as of December 31, 2007	$55.5 million
Term	30 years from date of issuance.
Amortization	N/A. Repayable in full at maturity.
Interest Rate	Floating at tax exempt bond tender rates.
Security	Unsecured. Required to be supported at all times by bank letter of credit.
Financial Covenants	None.
Restrictions on Payments of Dividends	None.

To hedge the interest rate risk associated with IMTT's current and a substantial portion of its projected floating rate borrowings under the revolving credit agreement and GO Zone Bonds, IMTT has entered into the following interest rate swaps:

•	10 year fixed to quarterly LIBOR swap with an initial notional amount of $50.0 million, increasing to $200.0 million by December 31, 2012, at a fixed rate of 5.507%; and
•	10 year fixed to monthly 67% of LIBOR swap with an initial notional amount of $75.0 million, increasing to $215.0 million by December 31, 2008, at a fixed rate of 3.662%.

GAS PRODUCTION AND DISTRIBUTION BUSINESS

We completed our acquisition of the gas production and distribution business on June 7, 2006. The following analysis compares the historical cash flows under both the current and prior owners. We believe that this is the most appropriate approach to discussing the historical cash flow trends of this business, rather than discussing the composition of cash flows that is included in our consolidated cash flows, since the date of our acquisition only.

	Year Ended December 31,			Change (from 2006 to 2007) Favorable/(Unfavorable)		Change (from 2005 to 2006) Favorable/(Unfavorable)
	2007	2006	2005
	$	$	$	$	%	$	%
	($ in thousands)
Cash provided by operating activities	16,005	16,857	19,296	(852)	(5.1)	(2,439)	(12.6)
Cash used in investing activities	(7,870)	(265,007)	(6,923)	257,137	97.0	(258,084)	NM
Cash provided by (used in) financing activities	5,000	148,763	(5,535)	(143,763)	(96.6)	154,298	NM

NM — Not meaningful

Operating Activities

The main drivers for the cash from operations are customer receipts and amounts withdrawn from restricted cash accounts; timing of payments for fuel, materials, vendor services and supplies; payment of payroll and benefit costs; payment of revenue-based taxes and payment of administrative costs. Our customers are generally billed monthly and make payments on account. Our vendors and suppliers generally bill us when services are rendered or when products are shipped.

The decrease from 2005 to 2006 was primarily due to transaction costs associated with our acquisition and normal working capital fluctuations.

Investing Activities

The main drivers for cash from investing activities are capital expenditures. The 2006 year also includes the cash paid for our acquisition of this business. Capital expenditures for the non-utility business are funded by cash from operating activities and capital expenditures for the utility business are funded by drawing on credit facilities as well as cash from operating activities.

Maintenance Capital Expenditure

Maintenance capital expenditures include costs associated with ongoing operations. This includes replacement of pipeline sections, improvements to our transmission system and SNG plant, improvements to buildings and other property and the purchases of vehicles and equipment.

Growth Capital Expenditure

Growth capital expenditures include the purchases of meters, regulators and propane tanks for new customers, the cost of installing pipelines for new residential and commercial construction and the costs of new commercial energy projects.

The following table sets forth information about capital expenditures in our gas production and distribution business:

	Maintenance	Growth
2005	$4.7 million	$2.2 million
2006	$7.7 million	$2.4 million
2007	$4.7 million	$4.0 million
2008 projected	$7.1 million	$3.3 million
Commitments at 12/31/07	$0.7 million	$0.8 million

We expect to fund approximately half of our total 2008 capital expenditures with available debt facilities that relate to the utility operations.

The change in capital expenditure from 2006 to 2007 was primarily due to:

•	fewer pipeline section replacements due to the 2006 pipeline replacements; and
•	fewer vehicle purchases in 2007 than in 2006.

The change in capital expenditure from 2005 to 2006 was primarily due to:

•	increased costs for replacing older sections of our pipelines; and
•	improvements to a backup utility propane system to improve reliability.

Commitments at December 31, 2007 include improvements to a backup utility propane system, a large commercial project and two large residential development projects.

Financing Activities

The main drivers for cash from financing activities are debt financings for our acquisition of the business and the repayment of outstanding debt facilities.

The change from 2006 to 2007 was primarily due to:

•	$3.0 million of short-term borrowing for working capital needs in 2007;
•	$160.0 million of borrowings for our acquisition of TGC, net of $3.3 million of financing costs, in 2006; and
•	$9.9 million in distributions to the previous owner in 2006.

The change from 2005 to 2006, in addition to the impact of $160.0 million borrowings for our acquisition of TGC, was primarily a result of distributions from TGC to its prior owner of $9.9 million in 2006 compared with $5.5 million in 2005.

The terms and conditions for the debt facilities include events of default, covenants and representations and warranties that are generally customary for facilities of this type. The facility also requires mandatory repayment if we or another entity managed by the Macquarie Group fails to either own 75% of the respective borrowers or control the management and policies of the respective borrowers. The HPUC, in approving the purchase by us, requires that consolidated debt to total capital for HGC Holdings not exceed 65%. The ratio was 63.6% at December 31, 2007. Material terms of the credit facilities are summarized below:

	Holding Company Debt	Operating Company Debt
Borrowers	HGC Holdings LLC	The Gas Company, LLC
Facilities	$80.0 million Term Loan	$80.0 million Term Loan	$20.0 million Revolver ($4.0 million drawn and $25,000 utilized for letters of credit at December 31, 2007)
Collateral	First priority security interest on HGC assets and equity interests	First priority security interest on TGC assets and equity interests
Maturity	June, 2013	June, 2013	June, 2013
Amortization	Payable at maturity	Payable at maturity	Payable at the earlier of 12 months or maturity
Interest: Years 1 – 5	LIBOR plus 0.60%	LIBOR plus 0.40%	LIBOR plus 0.40%
Interest: Years 6 – 7	LIBOR plus 0.70%	LIBOR plus 0.50%	LIBOR plus 0.50%

	Holding Company Debt	Operating Company Debt
Distributions Lock-Up Test	—	12 mo. look-forward and 12 mo. look-backward adjusted EBITDA/interest <3.5x	—
Mandatory Prepayments	—	12 mo. look-forward and 12 mo. look-backward adjusted EBITDA/interest <3.5x for 3 consecutive quarters	—
Events of Default Financial Triggers	—	12 mo. look-backward adjusted EBITDA/interest <2.5x	12 mo. look-backward adjusted EBITDA/interest <2.5x

The gas production and distribution business has entered into interest rate swaps hedging 100% of the interest rate exposure under the two $80.0 million term loans of the facility that effectively fixes the interest rate at 4.8375% (excluding the margin).

During the second quarter of 2007, TGC established a $5.0 million uncommitted unsecured short-term borrowing facility. This credit line is being used for working capital needs; $3.0 million had been borrowed as of December 31, 2007 and was repaid on January 2, 2008.

DISTRICT ENERGY BUSINESS

	Year Ended December 31,			Change (from 2006 to 2007) Favorable/(Unfavorable)		Change (from 2005 to 2006) Favorable/(Unfavorable)
	2007	2006	2005
	$	$	$	$	%	$	%
	($ in thousands)
Cash provided by operating activities	14,085	11,172	12,106	2,913	26.1	(934)	(7.7)
Cash used in investing activities	(9,421)	(1,618)	(332)	(7,803)	NM	(1,286)	NM
Cash provided by financing activities	11,637	1,369	233	10,268	NM	1,136	NM

NM — Not meaningful

Operating Activities

Cash from operations is primarily driven by customer receipts for services provided and for leased equipment, the timing of payments for electricity and vendor services or supplies and the payment of payroll and benefit costs.

The change from 2006 to 2007 was primarily due to:

•	higher contracted capacity and consumption in 2007; and
•	increase in working capital items, primarily accrued expenses relating to construction costs, offset by an increase in accounts receivable in 2007.

The change from 2005 to 2006 was primarily due to:

•	costs in 2006 related to strategy preparation for the 2007 deregulation of the Illinois electricity market; and
•	decrease in working capital items, primarily accounts payable and accrued expenses relating to construction and maintenance costs incurred, offset by a decrease in income taxes receivable in 2006.

Investing Activities

The main drivers for cash used in investing activities are capital expenditures which are generally funded by drawing on available credit facilities. The increases in 2006 and 2007 were primarily due to increases in growth capital expenditures for plant expansion and new customer connections, and cash proceeds in 2006 from a bankruptcy settlement.

Maintenance Capital Expenditure

Our district energy business expects to spend up to $1.0 million per year on capital expenditures relating to the replacement of parts, system reliability, customer service improvements and minor system modifications. Maintenance capital expenditures through 2012 will be funded from available debt facilities.

Specific Capital Expenditure

We completed the expansion of one of our plants in 2007, and we expect to complete the associated expansion of our distribution system in 2008. For the entire project, we anticipate spending approximately $8.1 million in 2007 and 2008. As of December 31, 2007, $7.2 million has been spent or committed. Management has also identified projects to further expand the current system capability to accommodate the increased demand for district cooling in Chicago. We estimate making additional capital expenditures of approximately $7.8 million connecting new customers to the system and implementing minor system modifications and improvements through 2009. As of December 31, 2007, $2.1 million has been spent or committed for new customer connections. Typically some, if not all, new customers will reimburse our district energy business for these connection expenditures effectively reducing the impact of this capital expenditure.

Based upon discussions with current and potential customers and subject to finalization of service dates, we expect annual gross profit and EBITDA to increase by approximately $5.3 million over 2010 – 2011. New customers generally have up to two years after their initial service date to increase capacity up to their final contracted tons which may defer a small portion of the expected EBITDA. We anticipate that the expanded capacity sold to new or existing customers will be under contract or subject to letters of intent prior to district energy committing to the capital expenditure. As of February 15, 2008, we have signed contracts with ten new customers representing approximately 88% of this additional gross profit and EBITDA increase. One customer began service in late 2006, two customers began service in 2007, and the remaining seven will begin service in 2009. We have identified the likely purchasers of the remaining saleable capacity and expect to have contracts signed by the end of 2008.

In addition, a building that houses one of our plants is being renovated and expanded. As per our lease agreement, we are obligated to pay for necessary modifications of this facility to accommodate the building’s expansion. We are taking advantage of this opportunity to expand our system capabilities in conjunction with the building expansion. We are in the process of obtaining quotes, but management anticipates spending up to $10.0 million over 2008 through 2009. As of December 31, 2007, $100,000 has been spent or committed for the building modifications. We expect annual gross profit and EBITDA to increase by approximately $1.3 million by 2010, although a small portion of the additional increase may be deferred until 2011.

We expect to fund the capital expenditure for system expansion and interconnection by drawing on available debt facilities.

The following table sets forth information about capital expenditures in our district energy business:

	Maintenance	Growth
2005	$0.8 million	$0.2 million
2006	$1.1 million	$0.5 million
2007	$0.9 million	$8.5 million
2008 projected	$1.0 million	$6.1 million
Commitments at 12/31/07	$0.1 million	$0.1 million

The change in capital expenditure from 2006 to 2007 was due primarily to plant 5 expansion in 2007 and more customer connections completed.

Financing Activities

Cash provided by financing activities is primarily driven by refinancings and draws on revolving credit facilities.

The change from 2006 to 2007 was primarily due to $150.0 million of new long-term borrowing in 2007 used to repay outstanding senior notes of $120.0 million and $11.6 million revolver facility ($9.0 million of which was drawn in 2007), and pay for a make-whole payment of $14.7 million.

The change from 2005 to 2006 was primarily due to additional borrowings of $1.7 million to finance capital expenditures in 2006.

On September 21, 2007, Macquarie District Energy, Inc., or MDE, entered into a loan agreement with Dresdner Bank AG New York Branch, as administrative agent, and LaSalle Bank National Association, as issuing bank. On September 26, 2007, MDE drew down $150.0 million in term loans, at the LIBOR rate of 5.13%, and applied the funds to repay its outstanding senior notes and revolver (including a make-whole payment, accrued interest and fees) and transaction costs.

Material terms of the credit facilities are as follows:

Borrower	MDE
Facilities	• $150.0 million of term loan facility
• $20.0 million of capital expenditure facility
• $18.5 million of revolver facility ($7.2 million utilized at December 31, 2007 for letters of credit)
Amortization	Payable at maturity
Interest type	Floating
Interest rate and fees	• Interest rate:
• LIBOR plus 1.175% or
• Base Rate (n/a to term loan facility): 0.5% above the greater of the prime rate or the federal funds rate
• Commitment fee: 0.35% on the undrawn portion.
Maturity	September, 2014; September, 2012 for the revolver facility
Mandatory prepayment	• With net proceeds that exceed $1.0 million from the sale of assets not used for replacement assets;
• With insurance proceeds that exceed $1.0 million not used to repair, restore or replace assets;
• In the event of a change of control;
• In years 6 and 7, with 100% of excess cash flow applied to repay the term loan and capital expenditure facilities;
• With net proceeds from equity and certain debt issuances; and
• With net proceeds that exceed $1.0 million in a fiscal year from contract terminations that are not reinvested.
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

MDE has entered into an interest rate swap hedging 100% of the interest rate exposure under the $150.0 million term loan portion of the facility that effectively fixes the interest rate at 5.074% (excluding the margin).

AIRPORT PARKING BUSINESS

	Year Ended December 31,			Change (from 2006 to 2007) Favorable/(Unfavorable)		Change (from 2005 to 2006) Favorable/(Unfavorable)
	2007	2006	2005
	$	$	$	$	%	$	%
	($ in thousands)
Cash provided by operating activities	3,051	7,386	4,514	(4,335)	(58.7)	2,872	63.6
Cash used in investing activities	(5,157)	(4,202)	(75,688)	(955)	(22.7)	71,486	94.4
Cash (used in) provided by financing activities	(3,072)	6,069	55,902	(9,141)	(150.6)	(49,833)	(89.1)

Operating Activities

Cash provided by operating activities is primarily driven by customer receipts, the timing of payments for rent, repairs and maintenance, fuel for shuttle buses, and the payment of payroll and benefit costs. The decrease from 2006 to 2007 was primarily due to higher costs related to improving service levels and expanding the management team. The increase from 2005 to 2006 was primarily due to results of operations of acquisitions in late 2005 and early 2006.

Investing Activities

Cash used in investing activities is primarily driven by capital expenditures and payments for acquisitions. Cash used in 2005 primarily comprises cash paid to acquire SunPark and other properties. Maintenance capital expenditures are generally funded by cash from operating activities although we may finance capital expenditures occasionally.

Maintenance capital expenditures primarly includes regular replacement of shuttle buses and information technology and maintenance of parking facilities equipment. Management has focused on improving the customer experience with upgrades to shuttle service and facilities. During 2007, our airport parking business spent $4.2 million on new maintenance related capital projects of which $1.6 million was financed and $2.6 million was paid in cash.

The following table sets forth information about capital expenditures in our airport parking business:

	Maintenance	Growth
2005	$1.7 million	—
2006	$4.2 million	—
2007	$4.2 million	$0.9 million
2008 projected	$4.7 million	—

The growth capital expenditure in 2007, which was funded through debt, comprised one-off improvements to a surplus property to convert it to a surface lot sub-leased to a third party through April 2009.

The change in capital expenditure from 2005 to 2006 was primarily due to an increase in the fleet of shuttle buses to improve the customer service levels and greater investment in IT equipment and controls. We continued this expenditure into 2007.

Financing Activities

Cash (used in) provided by financing activities is primarily driven by debt financings for acquisitions and the repayment of outstanding debt facilities. A smaller portion of cash from financing activities relates to payments of capital lease obligations. The change from 2006 to 2007 was primarily due to refinancing in 2006 providing net proceeds of approximately $5.4 million and an increase in restricted cash in 2007. The change from 2005 to 2006 was primarily due to 2005 loan proceeds of $58.7 million used to fund the SunPark acquisition.

On September 1, 2006, our airport parking business drew down $195.0 million of term loan borrowings under a new loan agreement with Capmark Finance Inc. The proceeds were used to repay two of its existing term loans totaling $184.0 million, pay interest expense of $1.9 million, and pay fees and expenses of $4.9 million. The airport parking business also released approximately $400,000 from reserves in excess of minimum liquidity and reserve requirements. The remaining amount of the drawdown, approximately $4.6 million, was used to fund capital expenditures.

Material terms of the credit facility are presented below:

Borrowers	Parking Company of America Airports, LLC
Parking Company of America Airports Phoenix, LLC
PCAA SP, LLC
PCA Airports, Ltd.
Facility	$195.0 million term loan
Security	Borrower assets
Maturity	September, 2009, plus 2 one-year optional extensions subject to meeting certain covenants
Amortization	Payable at maturity
Interest rate	1 month LIBOR plus:
Years 1 – 3	1.90%
Year 4	2.10%
Year 5	2.30%
Minimum Liquidity	$3.0 million of PCAA Parent, LLC
Minimum Net Worth	$40.0 million of PCAA Parent, LLC
Lock Up Tests	— At three month intervals, the Borrower is required to achieve a Debt
Service Coverage Constant Ratio of 1.00 to 1.00 with respect to the immediately preceding 12 month period (at December 31, 2007: 1.22x).
— The Debt Service Coverage Constant Ratio is a ratio obtained by dividing the Cash Flow Available for Debt Service by a debt service payment obtained using the Loan Constant of 10.09%.
— If the Debt Service Coverage Constant Ratio test is not met, PCAA is required to remit Excess Cash to an Excess Cash Flow Reserve Account until the Debt Service Coverage Constant Ratio test is met at a test interval.
— The Excess Cash may be held, as determined by the Lender, as collateral for the Loan or applied against the principal amount until such time as Borrower satisfies the test.
— An event of default is triggered if the Borrower fails to make a payment of Excess Cash or fails to provide the Excess Cash calculation after receipt of notice that PCAA failed to satisfy the above test.

The agreement includes a provision restricting transfers that would result in a change of control, which may prohibit a transfer to a person who is not affiliated with the Macquarie Group.

An existing rate cap at LIBOR equal to 4.48% will remain in effect through October 15, 2008 with respect to a notional amount of the loan of $58.7 million. The airport parking business has entered into an interest rate swap agreement for the $136.3 million balance at 5.17% through October 16, 2008 and for the full $195.0 million through the maturity of the loan on September 1, 2009. The airport parking business’ obligations under the interest rate swap have been guaranteed by MIC Inc.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions and judgments and uncertainties, and potentially could result in materially different results under different conditions. Our critical accounting estimates and policies are discussed below. These estimates and policies are consistent with the estimates and accounting policies followed by the businesses we own.

Business Combinations

Our acquisitions of businesses that we control are accounted for under the purchase method of accounting. The amounts assigned to the identifiable assets acquired and liabilities assumed in connection with acquisitions are based on estimated fair values as of the date of the acquisition, with the remainder, if any, recorded as goodwill. The fair values are determined by our management, taking into consideration information supplied by the management of acquired entities and other relevant information. Such information includes valuations supplied by independent appraisal experts for significant business combinations. The valuations are generally based upon future cash flow projections for the acquired assets, discounted to present value. The determination of fair values require significant judgment both by management and outside experts engaged to assist in this process.

Goodwill, Intangible Assets and Property, Plant and Equipment

Significant assets acquired in connection with our acquisition of the airport services business, gas production and distribution business, district energy business and airport parking business include contract rights, customer relationships, non-compete agreements, trademarks, domain names, property and equipment and goodwill.

Trademarks and domain names are generally considered to be indefinite life intangibles. Trademarks, domain names and goodwill are not amortized in most circumstances. It may be appropriate to amortize some trademarks and domain names. However, for unamortized intangible assets, we are required to perform annual impairment reviews and more frequently in certain circumstances.

The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values, which included the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit's “implied fair value” of goodwill requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value. The airport services business, gas production and distribution business, district energy business and airport parking business are separate reporting units for purposes of this analysis. The impairment test for trademarks and domain names which are not amortized requires the determination of the fair value of such assets. If the fair value of the trademarks and domain names is less than their carrying value, an impairment loss is recognized in an amount equal to the difference. We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and/or intangible assets. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or material negative change in relationship with significant customers.

Property and equipment is initially stated at cost. Depreciation on property and equipment is computed using the straight-line method over the estimated useful lives of the property and equipment after consideration of historical results and anticipated results based on our current plans. Our estimated useful lives represent the period the asset remains in services assuming normal routine maintenance. We review the estimated useful lives assigned to property and equipment when our business experience suggests that they do not properly reflect the consumption of economic benefits embodied in the property and equipment nor result in the appropriate matching of cost against revenue. Factors that lead to such a conclusion may include physical observation of asset usage, examination of realized gains and losses on asset disposals and consideration of market trends such as technological obsolescence or change in market demand.

Significant intangibles, including contract rights, customer relationships, non-compete agreements and technology are amortized using the straight-line method over the estimated useful lives of the intangible asset after consideration of historical results and anticipated results based on our current plans. With respect to contract rights in our airport services business, we take into consideration the history of contract right renewals in determining our assessment of useful life and the corresponding amortization period.

We perform impairment reviews of property and equipment and intangibles subject to amortization, when events or circumstances indicate that assets are less than their carrying amount and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. In this circumstance, the impairment charge is determined based upon the amount of the net book value of the assets exceeds their fair market value. Any impairment is measured by comparing the fair value of the asset to its carrying value.

The “implied fair value” of reporting units and fair value of property and equipment and intangible assets is determined by our management and is generally based upon future cash flow projections for the acquired assets, discounted to present value. We use outside valuation experts when management considers that it is appropriate to do so.

We test goodwill for impairment as of October 1 each year. There was no goodwill impairment as of October 1, 2007. We test our long-lived assets when there is an indicator of impairment. Impairments of long-lived assets during 2007 and 2006 relating to our airport services business and airport parking business, respectively, are discussed in “Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7.

Revenue Recognition

Fuel revenue from our airport services business is recorded when fuel is provided or when services are rendered. Our airport services business also records hangar rental fees, which are recognized during the month for which service is provided.

Our gas production and distribution business recognizes revenue when the services are provided. Sales of gas to customers are billed on a monthly cycle basis. Most revenue is based upon consumption; however, certain revenue is based upon a flat rate.

Our district energy business recognizes revenue from cooling capacity and consumption at the time of performance of service. Cash received from customers for services to be provided in the future are recorded as unearned revenue and recognized over the expected services period on a straight-line basis.

Our airport parking business records parking lot revenue, as services are performed, net of allowances and local taxes. Revenue for services performed, but not collected as of a reporting date, are recorded based upon the estimated value of uncollected parking revenue for customer vehicles at each location. Our airport parking business also offers various membership programs for which customers pay an annual membership fee. Such revenue is recognized ratably over the one-year life of the membership. Revenue from prepaid parking vouchers that can be redeemed in the future is recognized when such vouchers are redeemed.

Hedging

With respect to our debt facilities, and the expected cash flows from our previously held non-U.S. investments, we entered into a series of interest rate and foreign exchange derivatives to provide an economic hedge of our interest rate and foreign exchange exposure. We originally classified each hedge as a cash flow hedge at inception for accounting purposes. As discussed in Note 11, Derivative Instruments and Hedging Activities, in our consolidated financial statements, in 2006 we determined that none of our derivative instruments qualified for hedge accounting. FASB No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, requires that all derivative instruments be recorded on the balance sheet at their respective fair values and, for derivatives that do not qualify for hedge accounting, that changes in the fair value of the derivative be recognized in earnings. The determination of fair value of these instruments involves estimates and assumptions and actual value may differ from the fair value reflected in the financial statements. We commenced hedge accounting in January 2007 and have classified each interest rate derivative instrument as a cash flow hedge from this time. Changes in the value of the hedges, to the extent effective, will be recorded in other comprehensive income (loss). Changes in the value that represent the ineffective portion of the hedge will be recorded in earnings as a gain or loss. We did not have any foreign exchange derivatives as at December 31, 2007.

Income taxes

We account for income taxes using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The discussion that follows describes our exposure to market risks and the use of derivatives to address those risks. See “Critical Accounting Estimates — Hedging” for a discussion of the related accounting.

Interest Rate Risk

We are exposed to interest rate risk in relation to the borrowings of our businesses. Our current policy is to enter into derivative financial instruments to fix variable rate interest payments covering at least half of the interest rate risk associated with the borrowings of our businesses, subject to the requirements of our lenders. As of December 31, 2007, we have total debt outstanding at our consolidated businesses of $1.4 billion, most of which incurs interest at floating rates, with only $6.5 million incurring a fixed rate of interest. Of the amount incurring interest at floating rates, $1.3 billion is hedged with interest rate swaps, $58.7 million is hedged with an interest rate cap and $15.2 million is unhedged. At February 20, 2008, we drew $56.0 million on our revolving acquisition credit facility at MIC Inc., all of which is unhedged.

MIC Inc.

As of December 31, 2007, there was no outstanding balance on the MIC Inc. revolving acquisition credit facility. As of February 20, 2008, the outstanding balance was $56.0 million. A 1% increase in the interest rate on the MIC Inc. revolving acquisition credit facility would result in a $560,000 increase in the interest cost per year. A corresponding 1% decrease would result in a $560,000 decrease in interest cost per year.

Airport Services Business

As of December 31, 2007, the outstanding balance of the floating rate senior debt for our airport services business is $911.2 million. The senior debt of our airport service business is non-amortizing through October 2012. A 1% increase in the interest rate on the airport services business debt would result in a $9.1 million increase in the interest cost per year. A corresponding 1% decrease would result in a $9.1 million decrease in interest cost per year.

The exposure of the $900.0 million term loan portion of the senior debt to interest rate changes has been 100% hedged until October 2012 through the use of interest rate swaps. These hedging arrangements will offset any additional interest rate expense incurred as a result of increases in interest rates during that period. However, if interest rates decrease, the value of our hedge instruments will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the hedge instruments of $11.7 million. A corresponding 10% relative increase would result in a $11.6 million increase in the fair market value.

Bulk Liquid Storage Terminal Business

IMTT does not apply hedge accounting. As a result, movements in the fair value of interest rate derivatives held by IMTT are reported in IMTT’s earnings.

IMTT, at December 31, 2007, had two issues of New Jersey Economic Development Authority tax exempt revenue bonds outstanding with a total balance of $36.3 million where the interest rate is reset daily by tender. A 1% increase in interest rates on this tax exempt debt would result in a $363,000 increase in interest cost per year and a corresponding 1% decrease would result in a $363,000 decrease in interest cost per year. IMTT’s exposure to interest rate changes through this tax exempt debt has been hedged from October 2007 through November 2012 through the use of a $36.3 million face value 67% of LIBOR swap. As this interest rate swap is fixed against 67% of 30-day LIBOR and not the daily tax exempt tender rate, it does not result in a perfect hedge for short-term rates on tax exempt debt although it will largely offset any additional interest rate expense incurred as a result of increases in interest rates. If interest rates decrease, the fair market value of this interest rate swap will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the interest rate swap of $446,000 and a corresponding 10% relative increase would result in a $438,000 increase in the fair market value.

IMTT, at December 31, 2007, had a $91.0 million floating rate term loan outstanding. A 1% increase in interest rates on the term loan would result in a $0.9 million increase in interest cost per year. A corresponding 1% decrease would result in a $0.9 million decrease in interest cost per year. IMTT’s exposure to interest rate changes through the term loan has been fully hedged through the use of an amortizing interest rate swap. These hedging arrangements will fully offset any additional interest rate expense incurred as a result of increases in interest rates. However, if interest rates decrease, the fair market value of the interest rate swap will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the interest rate swap of $1.3 million. A corresponding 10% relative increase in interest rates would result in a $1.3 million increase in the fair market value of the interest rate swap.

During July 2007, IMTT issued $215.0 million in Gulf Opportunity Zone Bonds (GO Zone Bonds) to fund qualified project costs at its St. Rose and Geismar storage facilities. Under this program, IMTT received $159.5 million through December 2007 and used the proceeds to repay part of the outstanding balance under its revolving credit facility and to pay financing costs. The interest rate on the GO Zone Bonds is reset daily or weekly at IMTT’s option by tender. A 1% increase in interest rates on the outstanding GO Zone Bonds would result in a $2.2 million increase in interest cost per year and a corresponding 1% decrease would result in a $2.2 million decrease in interest cost per year. IMTT’s exposure to interest rate changes through the GO Zone Bonds has been largely hedged until June 2017 through the use of an interest rate swap which has a notional value that increases to $215.0 million through December 31, 2008. As the interest rate swap is fixed against 67% of the 30-day LIBOR rate and not the tax exempt tender rate, it does not result in a perfect hedge for short-term rates on tax exempt debt although it will largely offset any additional interest rate expense incurred as a result of increases in interest rates. If interest rates decrease, the fair market value of the interest rate swap will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the interest rate swap of $898,000 and a corresponding 10% relative increase would result in a $879,000 increase in the fair market value.

On December 31, 2007, IMTT had a total outstanding balance of $84.0 million under its U.S. revolving credit facility. A 1% increase in interest rates on this debt would result in a $840,000 increase in interest cost per year and a corresponding 1% decrease would result in a $840,000 decrease in interest cost per year. IMTT’s exposure to interest rate changes on its U.S. revolving credit facility has been largely hedged against 90-day LIBOR from October 2007 through March 2017 through the use of an interest rate swap which has a notional value that increases to $200.0 million through December 31, 2012. If interest rates decrease, the fair market value of the interest rate swap will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the interest rate swap of $5.0 million and a corresponding 10% relative increase would result in a $4.7 million increase in the fair market value.

On December 31, 2007, IMTT had a total outstanding balance of $23.4 million under its Canadian revolving credit facility. A 1% increase in interest rates on this debt would result in a $234,000 increase in interest cost per year and a corresponding 1% decrease would result in a $234,000 decrease in interest cost per year.

Gas Production and Distribution Business

The senior term-debt for TGC and HGC comprise two non-amortizing term facilities totaling $160.0 million and a senior secured revolving credit facility totaling $20.0 million. At December 31, 2007, the entire $160.0 million in term debt and $4.0 million of the revolving credit line had been drawn. These variable rate facilities mature on August 31, 2013.

A 1% increase in the interest rate on TGC and HGC's term debt would result in a $1.6 million increase in interest cost per year. A corresponding 1% decrease would result in a $1.6 million decrease in annual interest cost. TGC and HGC's exposure to interest rate changes has, however, been fully hedged from September 1, 2006 until maturity through interest rate swaps. These derivative hedging arrangements will offset any interest rate increases or decreases during the term of the notes, resulting in stable interest rates of 5.24% for TGC (rising to 5.34% in years 6 and 7 of the facility) and 5.44% for HGC (rising to 5.55% in years 6 and 7 of the facility). TGC's and HGC's swaps were entered into on August 17 and 18, 2005, but became effective on August 31, 2006. A 10% relative decrease in market interest rates from December 31, 2007 levels would decrease the fair market value of the hedge instruments by $2.7 million. A corresponding 10% relative increase would increase their fair market value by $2.6 million.

District Energy Business

The senior debt for our district energy business comprises a $150.0 million floating rate facility maturing in 2014. A 1% increase in the interest rate on the $150.0 million district energy business debt would result in a $1.5 million increase in the interest cost per year. A corresponding 1% decrease would result in a $1.5 million decrease in interest cost per year.

Our district energy business’ exposure to interest rate changes through the senior debt has been hedged through the use of interest rate swaps. The $150.0 million facility is fully hedged until maturity. These hedging arrangements will offset any additional interest rate expense incurred as a result of increases in interest rates. However, if interest rates decrease, the value of our hedge instruments will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the hedge instruments of $4.0 million. A corresponding 10% relative increase would result in a $3.8 million increase in the fair market value.

Airport Parking Business

Our airport parking business has three senior debt facilities: a $195.0 million non-amortizing floating rate facility maturing in 2009 if the options to extend are not exercised, a partially amortizing $4.4 million fixed rate facility maturing in 2009 and a partially amortizing $2.1 million fixed rated facility maturing in 2009. A 1% increase in the interest rate on the $195.0 million facility will increase the interest cost by $2.0 million per year. A 1% decrease in interest rates will result in a $2.0 million decrease in interest cost per year. A 10% relative increase in interest rates will increase the fair market value of the $4.4 million facility by $22,000. A 10% relative decrease in interest rates will result in a $21,000 decrease in the fair market value. A 10% relative increase in interest rates will increase the fair market value of the $2.1 million facility by $14,000. A 10% relative decrease in interest rates will result in a $14,000 decrease in the fair market value. We purchased an interest rate cap agreement at a base rate of LIBOR equal to 4.48% for a notional amount of $58.7 million. We have also entered into an interest rate swap agreement for the $136.3 million balance of our floating rate facility at 5.17% through October 16, 2008 and for the full $195.0 million once our interest rate cap expires through the maturity of the loan on September 1, 2009. The airport parking business’ obligations under the interest rate swap have been guaranteed by MIC Inc. A 10% relative decrease in market interest rates from December 31, 2007 levels would decrease the fair market value of the hedge instruments by $1.1 million. A corresponding 10% relative increase would increase their fair market value by $1.1 million.

In relation to the interest rate cap instruments, the 30-day LIBOR rate as at December 31, 2007 was 4.60%, compared to our interest rate cap of a LIBOR rate of 4.48%. We reached the interest rate caps in the first quarter of 2006.

Item 8. Financial Statements and Supplementary Data

MACQUARIE INFRASTRUCTURE COMPANY LLC

INDEX TO FINANCIAL STATEMENTS

Page
Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006	F-1
Consolidated Statements of Operations for the Years Ended December 31, 2007, December 31, 2006 and December 31, 2005	F-2
Consolidated Statements of Members’/Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2007, December 31, 2006 and December 31, 2005	F-3
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, December 31, 2006 and December 31, 2005	F-5
Notes to Consolidated Financial Statements	F-7
Schedule II Valuation and Qualifying Accounts	F-56

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Members/Stockholders
Macquarie Infrastructure Company LLC:

We have audited the accompanying consolidated balance sheets of Macquarie Infrastructure Company LLC and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, consolidated statements of members’/stockholders’ equity and comprehensive income (loss), and consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macquarie Infrastructure Company LLC and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Macquarie Infrastructure Company LLC’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas
February 27, 2008

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
	($ in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$57,473	$37,388
Restricted cash	1,335	1,216
Accounts receivable, less allowance for doubtful accounts of $2,380 and $1,435, respectively	94,541	56,785
Dividends receivable	7,000	7,000
Other receivables	445	87,973
Inventories	18,219	12,793
Prepaid expenses	10,418	6,887
Deferred income taxes	9,330	2,411
Income tax receivable	—	2,913
Fair value of derivative instruments	47	632
Other	11,659	14,968
Total current assets	210,467	230,966
Property, equipment, land and leasehold improvements, net	674,952	522,759
Restricted cash	19,363	23,666
Equipment lease receivables	38,834	41,305
Investment in unconsolidated business	211,606	239,632
Goodwill	770,108	485,986
Intangible assets, net	857,345	526,759
Deferred costs on acquisitions	278	579
Deferred financing costs, net of accumulated amortization	28,040	20,875
Fair value of derivative instruments	—	2,252
Other	2,036	2,754
Total assets	$2,813,029	$2,097,533
LIABILITIES AND MEMBERS’/STOCKHOLDERS’ EQUITY
Current liabilities:
Due to manager — related party	$5,737	$4,284
Accounts payable	59,303	29,819
Accrued expenses	31,184	19,780
Current portion of notes payable and capital leases	5,094	4,683
Current portion of long-term debt	162	3,754
Fair value of derivative instruments	14,224	3,286
Customer deposits	9,481	2,127
Other	8,330	4,406
Total current liabilities	133,515	72,139
Notes payable and capital leases, net of current portion	2,964	3,135
Long-term debt, net of current portion	1,426,494	959,906
Deferred income taxes	202,683	163,923
Fair value of derivative instruments	42,832	453
Other	30,817	25,371
Total liabilities	1,839,305	1,224,927
Minority interests	7,172	8,181
Members’/stockholders’ equity:
LLC interests, no par value; 500,000,000 authorized; 44,938,380 LLC interests issued and outstanding at December 31, 2007 and trust stock, no par value; 500,000,000 authorized; 37,562,165 trust stock issued and outstanding at December 31, 2006	1,052,062	864,233
Accumulated other comprehensive (loss) income	(33,055)	192
Accumulated deficit	(52,455)	—
Total members’/stockholders’ equity	966,552	864,425
Total liabilities and members’/stockholders’ equity	$2,813,029	$2,097,533

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
	($ in thousands, except per share amounts)
Revenue
Revenue from product sales	$445,852	$262,432	$142,785
Revenue from product sales - utility	95,770	50,866	—
Service revenue	284,860	201,835	156,655
Financing and equipment lease income	4,912	5,118	5,303
Total revenue	831,394	520,251	304,743
Costs and expenses
Cost of product sales	302,283	192,399	84,480
Cost of product sales - utility	64,371	14,403	—
Cost of services	113,203	92,542	82,160
Selling, general and administrative	193,887	120,252	82,636
Fees to manager - related party	65,639	18,631	9,294
Depreciation	20,502	12,102	6,007
Amortization of intangibles	35,258	43,846	14,815
Total operating expenses	795,143	494,175	279,392
Operating income	36,251	26,076	25,351
Other income (expense)
Dividend income	—	8,395	12,361
Interest income	5,963	4,887	4,064
Interest expense	(81,653)	(77,746)	(33,800)
Loss on extinguishment of debt	(27,512)	—	—
Equity in (losses) earnings and amortization charges of investees	(32)	12,558	3,685
Loss on derivative instruments	(1,220)	(1,373)	—
Gain on sale of equity investment	—	3,412	—
Gain on sale of investment	—	49,933	—
Gain on sale of marketable securities	—	6,738	—
Other (expense) income, net	(815)	594	123
Net (loss) income before income taxes and minority interests	(69,018)	33,474	11,784
Benefit for income taxes	16,483	16,421	3,615
Net (loss) income before minority interests	(52,535)	49,895	15,399
Minority interests	(481)	(23)	203
Net (loss) income	$(52,054)	$49,918	$15,196
Basic (loss) earnings per share:	$(1.27)	$1.73	$0.56
Weighted average number of shares outstanding: basic	40,882,067	28,895,522	26,919,608
Diluted (loss) earnings per share:	$(1.27)	$1.73	$0.56
Weighted average number of shares outstanding: diluted	40,882,067	28,912,346	26,929,219
Cash distributions declared per share	$2.385	$2.075	$1.5877

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED STATEMENTS OF MEMBERS’/
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Trust Stock and LLC Interests		Accumulated (Deficit) Gain	Accumulated Other Comprehensive Income (Loss)	Total Members’/ Stockholders’ Equity
	Number of Shares	Amount
	($ in thousands, except per share amounts)
Balance at December 31, 2004	26,610,100	$613,265	$(17,588)	$619	$596,296
Issuance of trust stock to manager	433,001	12,088	—	—	12,088
Issuance of trust stock to independent directors	7,644	191	—	—	191
Adjustment to offering costs	—	427	—	—	427
Distributions to trust stockholders (comprising $1.5877 per share paid on 27,050,745 shares)	—	(42,948)	—	—	(42,948)
Other comprehensive income (loss):					—
Net income for the year ended December 31, 2005	—	—	15,196	—	15,196
Translation adjustment	—	—	—	(16,160)	(16,160)
Unrealized gain on marketable securities	—	—	—	2,106	2,106
Change in fair value of derivatives, net of taxes of $1,707	—	—	—	469	469
Total comprehensive income for the year ended December 31, 2005					1,611
Balance at December 31, 2005	27,050,745	$583,023	$(2,392)	$(12,966)	$567,665
Issuance of trust stock, net of offering costs	10,350,000	291,104	—	—	291,104
Issuance of trust stock to manager	145,547	4,134	—	—	4,134
Issuance of trust stock to independent directors	15,873	450	—	—	450
Distributions to trust stockholders (comprising $0.50 per share paid on 27,050,745 and 27,066,618 shares, $0.525 per share paid on 27,212,165 shares and $0.55 per share paid on 37,562,165 shares)	—	(14,478)	(47,526)	—	(62,004)
Other comprehensive income (loss):
Net income for the year ended December 31, 2006	—	—	49,918	—	49,918
Translation adjustment	—	—	—	13,597	13,597
Translation adjustment reversed upon sale of foreign investments	—	—	—	1,708	1,708
Change in fair value of derivatives, net of taxes of $832	—	—	—	1,462	1,462
Change in fair value of derivatives reversed upon sale of foreign investments	—	—	—	(1,927)	(1,927)
Unrealized gain on marketable securities	—	—	—	7,416	7,416
Realized gain on marketable securities	—	—	—	(9,285)	(9,285)
Change in post-retirement benefit plans, net of taxes of $118	—	—	—	187	187
Total comprehensive income for the year ended December 31, 2006					63,076

See accompanying notes to the consolidated financial statements.

	Trust Stock and LLC Interests		Accumulated (Deficit) Gain	Accumulated Other Comprehensive Income (Loss)	Total Members’/ Stockholders’ Equity
	Number of Shares	Amount
	($ in thousands, except per share amounts)
Balance at December 31, 2006	37,562,165	$864,233	$—	$192	$864,425
Issuance of LLC interests, net of offering costs	6,165,871	241,330	—	—	241,330
Issuance of LLC interests to manager	1,193,475	43,962	—	—	43,962
Issuance of LLC interests to independent directors	16,869	450	—	—	450
Distributions to trust stockholders and holders of LLC interests (comprising $0.57 per share paid on 37,562,165 shares, $0.59 per share paid on 37,562,165 shares, $0.605 per share paid on 43,766,877 shares and $0.62 per share paid on 44,938,380 shares)	—	(97,913)	—	—	(97,913)
Other comprehensive income (loss):
Net loss for the year ended December 31, 2007	—	—	(52,054)	—	(52,054)
Retained earnings adjustment relating to income taxes (FIN 48)	—	—	(401)	—	(401)
Change in fair value of derivatives, net of taxes of $21,702	—	—	—	(30,731)	(30,731)
Reclassification of realized gains and losses of derivatives into earnings, net of taxes of $1,905	—	—	—	(2,855)	(2,855)
Change in post-retirement benefit plans, net of taxes of $218	—	—	—	339	339
Total comprehensive loss for the year ended December 31, 2007					(85,702)
Balance at December 31, 2007	44,938,380	$1,052,062	$(52,455)	$(33,055)	$966,552

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
	($ in thousands)
Operating activities
Net (loss) income	$(52,054)	$49,918	$15,196
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	31,515	21,366	14,098
Amortization of intangible assets	35,258	43,846	14,815
Equity in losses (earnings) and amortization charges of investees	32	(12,558)	(3,685)
Equity distributions from investees	—	8,265	3,685
Gain on sale of equity investment	—	(3,412)	—
Gain on sale of investments	—	(49,933)	—
Gain on sale of marketable securities	—	(6,738)	—
Amortization of debt financing costs	6,202	6,178	6,290
Non-cash derivative (gain) loss, net of non-cash interest (income) expense	(2,563)	5,879	(4,166)
Performance fees settled in trust stock and LLC interests	43,962	4,134	—
Equipment lease receivable, net	2,531	1,880	1,677
Deferred rent	2,466	2,475	2,308
Deferred taxes	(22,255)	(14,725)	(5,695)
Other non-cash expenses, net	2,940	1,814	1,062
Non-operating losses relating to foreign investments	3,437	—	—
Loss on extinguishment of debt	27,512	—	—
Accrued interest expense on subordinated debt — related party	—	1,087	1,003
Accrued interest income on subordinated debt — related party	—	(430)	(399)
Changes in other assets and liabilities, net of acquisitions:
Restricted cash	(119)	4,216	(462)
Accounts receivable	(12,263)	(5,330)	(7,683)
Dividend receivable	—	2,356	(651)
Inventories	(3,291)	352	(178)
Prepaid expenses and other current assets	675	(4,601)	(39)
Due to manager — related party	1,453	1,647	2,419
Accounts payable and accrued expenses	23,814	(9,954)	1,882
Income taxes payable	5,006	(3,213)	—
Other, net	2,292	1,846	267
Net cash provided by operating activities	96,550	46,365	41,744
Investing activities
Acquisitions of businesses and investments, net of cash acquired	(704,171)	(845,085)	(182,427)
Deferred costs on acquisitions	(18)	(279)	(14,746)
Goodwill adjustment — cash received	—	—	694
Costs of dispositions	(322)	—	—
Proceeds from sale of equity investment	84,904	—	—
Proceeds from sale of investment	160	89,519	—
Proceeds from sale of marketable securities	—	76,737	—
Collection on notes receivable	—	—	358
Settlements of non-hedging derivative instruments	(2,530)	—	—
Purchases of property and equipment	(50,877)	(18,409)	(6,743)
Return of investment in unconsolidated business	28,000	10,471	1,803

See accompanying notes to the consolidated financial statements.

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
	($ in thousands)
Proceeds received on subordinated loan — related party	—	850	914
Other	844	—	—
Net cash used in investing activities	(644,010)	(686,196)	(200,147)
Financing activities
Proceeds from issuance of trust stock and LLC interests	252,739	305,325	—
Contributions received from minority shareholders	—	—	1,442
Proceeds from long-term debt	1,356,625	537,000	390,742
Proceeds from line-credit facility	11,560	455,957	850
Offering and equity raise costs	(11,392)	(14,220)	(1,844)
Distributions paid to trust stockholders and holders of LLC interests	(97,913)	(62,004)	(42,948)
Distributions paid to minority shareholders	(528)	(736)	(1,219)
Payment of long-term debt	(904,654)	(638,356)	(197,170)
Debt financing costs	(26,247)	(14,217)	(11,350)
Make-whole payment on debt refinancing	(14,695)	—	—
Restricted cash	4,303	(4,228)	(2,362)
Payment of notes and capital lease obligations	(2,252)	(2,193)	(1,605)
Acquisition of swap contract	—	—	(689)
Net cash provided by financing activities	567,546	562,328	133,847
Effect of exchange rate changes on cash	(1)	(272)	(331)
Net change in cash and cash equivalents	20,085	(77,775)	(24,887)
Cash and cash equivalents, beginning of year	37,388	115,163	140,050
Cash and cash equivalents, end of year	$57,473	$37,388	$115,163
Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Accrued acquisition and equity offering costs	$1,208	$3	$—
Accrued purchases of property and equipment	$1,647	$1,438	$384
Acquisition of equipment through capital leases	$30	$2,331	$3,270
Issuance of trust stock and LLC interests to manager for payment of performance fees	$43,962	$4,134	$12,088
Issuance of trust stock and LLC interests to independent directors	$450	$269	$191
Taxes paid	$3,784	$1,835	$2,610
Interest paid	$92,835	$65,967	$30,902

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Macquarie Infrastructure Company LLC, a Delaware limited liability company, was formed on April 13, 2004. Macquarie Infrastructure Company LLC, both on an individual entity basis and together with its consolidated subsidiaries, is referred to in these financial statements as the Company. The Company owns, operates and invests in a diversified group of infrastructure businesses in the United States and other developed countries. Macquarie Infrastructure Management (USA) Inc. is the Company’s manager and is referred to in these financial statements as the Manager. The Manager is a subsidiary of the Macquarie Group of companies, which is comprised of Macquarie Group Limited and its subsidiaries and affiliates worldwide. Macquarie Group Limited is headquartered in Australia and is listed on the Australian Stock Exchange.

Macquarie Infrastructure Company Trust, or the Trust, a Delaware statutory trust, was also formed on April 13, 2004. Prior to December 21, 2004 and the completion of the initial public offering, the Trust was a wholly-owned subsidiary of the Manager. On June 25, 2007, all of the outstanding shares of trust stock issued by the Trust were exchanged for an equal number of limited liability company, or LLC, interests in the Company, and the Trust was dissolved. Prior to this exchange of trust stock for LLC interests and the dissolution of the Trust, all interests in the Company were held by the Trust. The Company continues to be an operating entity with a Board of Directors and other corporate governance responsibilities generally consistent with that of a Delaware corporation.

The Company owns its businesses through its wholly-owned subsidiary Macquarie Infrastructure Company Inc., or MIC Inc. The Company’s businesses operate predominantly in the United States, and comprise the following:

(i)	an airport services business — operates the largest network of fixed base operations, or FBOs, in the U.S. FBOs provide products and services like fuel and aircraft parking primarily in the general aviation sector;
(ii)	a 50% interest in a bulk liquid storage terminal business — provides bulk liquid storage and handling services in North America and is one of the largest participants in this industry in the U.S., based on capacity;
(iii)	a gas production and distribution business — a full-service gas energy company, making gas products and services available in Hawaii;
(iv)	a district energy business — operates the largest district cooling system in the U.S. and serves various customers in Chicago, Illinois and Las Vegas, Nevada; and
(v)	an airport parking businesses — the largest provider of off-airport parking services in the U.S., with 30 facilities at 20 major airports.

During the year ended December 31, 2006, the Company’s acquisitions were as follows:

•	On May 1, 2006, the Company completed its acquisition of 50% of the shares in IMTT Holdings Inc., the holding company for a bulk liquid storage terminal business operating as International-Matex Tank Terminals, or IMTT.
•	On June 7, 2006, the Company acquired The Gas Company, or TGC, a Hawaii limited liability company that owns and operates the sole regulated synthetic natural gas, or SNG, production and distribution business in Hawaii and distributes and sells liquefied petroleum gas, or LPG, through unregulated and regulated operations.
•	On July 11, 2006, the Company completed the acquisition of 100% of the shares of Trajen Holdings, Inc., or Trajen. Trajen is the holding company for a group of companies, limited liability companies and limited partnerships that owns and operates 23 FBOs at airports in 11 states.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business  – (continued)

During the year ended December 31, 2007, the Company’s acquisitions were as follows:

•	On May 30, 2007, the Company completed the acquisition of 100% of the interests in entities that own and operate two FBOs at Stewart International Airport in New York and Santa Monica Municipal Airport in California, together referred to as “Supermarine”.
•	On August 9, 2007, the Company completed the acquisition of approximately 89% of the equity of Mercury Air Center, Inc., or Mercury, which owns and operates 24 FBOs in the United States. On October 2, 2007, the Company acquired the remaining 11% of equity.
•	On August 17, 2007, the Company completed the acquisition of 100% of the membership interests in SJJC Aviation Services, LLC, or San Jose, which owns and operates the two FBOs at San Jose Mineta International Airport, located in San Jose, California.
•	On November 30, 2007, the Company completed the acquisition of 100% of the membership interests in Rifle Jet Center, LLC and Rifle Jet Center Maintenance, LLC, which own and operate an FBO at Garfield County Regional Airport in Rifle, Colorado.

During the year ended December 31, 2006, the Company, through its wholly-owned Delaware limited liability companies, sold its interests in non-U.S. businesses. On August 17, 2006, the Company completed the sale of all of its 16.5 million stapled securities of the Macquarie Communications Infrastructure Group (ASX:MCG). On October 2, 2006, the Company sold its 17.5% minority interest in the holding company for South East Water, or SEW, a regulated clean water utility located in the United Kingdom, or U.K. On December 29, 2006, the Company sold Macquarie Yorkshire Limited, the holding company for its 50% interest in Connect M1-A1 Holdings Limited, or CHL, which is the indirect holder of the Yorkshire Link toll road concession in the U.K.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Except as otherwise specified, we refer to Macquarie Infrastructure Company LLC and its subsidiaries collectively as the “Company”. The Company consolidates investments where it has a controlling financial interest. The usual condition for a controlling financial interest is ownership of a majority of the voting interest and, therefore, as a general rule, ownership, directly or indirectly, of over 50% of the outstanding voting shares is a condition for consolidation. For investments in variable interest entities, as defined by Financial Accounting Standards Board (FASB) Interpretation No. 46R, Consolidation of Variable Interest Entities, the Company consolidates when it is determined to be the primary beneficiary of the variable interest entity. As of December 31, 2007, the Company was not the primary beneficiary of any variable interest entity in which it did not own a majority of the outstanding voting stock.

Investments

The Company accounts for 50% or less owned companies over which it has the ability to exercise significant influence using the equity method of accounting, otherwise the cost method is used. The Company’s share of net income or losses of equity investments is included in equity in earnings (loss) and amortization charges of investee in the consolidated statement of operations. Losses are recognized in other income (expense) when a decline in the value of the investment is deemed to be other than temporary. In making this determination, the Company considers Accounting Principles Board (APB) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock and related interpretations, which set forth factors to be evaluated in determining whether a loss in value should be recognized, including the Company’s ability to hold its investment and inability of the investee to sustain an earnings capacity, which would justify the carrying amount of the investment.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Use of Estimates

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles, or GAAP, requires the Company to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis and the estimates are based on experience, current and expected future conditions, third-party evaluations and various other assumptions that the Company believes are reasonable under the circumstances. Significant items subject to such estimates and assumptions include the carrying amount of property, equipment and leasehold improvements, intangibles, asset retirement obligations and goodwill; valuation allowances for receivables, inventories and deferred income tax assets; assets and obligations related to employee benefits; environmental liabilities; and valuation of derivative instruments. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from the estimates and assumptions used in the financial statements and related notes.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents at December 31, 2007 is $10.0 million of commercial paper. There was no commercial paper held as of December 31, 2006.

Restricted Cash

The Company classifies all cash pledged as collateral on the outstanding senior debt as restricted cash in the consolidated balance sheets. At December 31, 2007 and December 31, 2006, the Company has recorded $19.4 million and $23.7 million, respectively, of cash pledged as collateral in the consolidated balance sheets. In addition, at December 31, 2007 and December 31, 2006, the Company has classified $1.3 million and $1.2 million, respectively, as restricted cash in current assets relating to the airport services business and the airport parking business.

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

Inventory

Inventory consists principally of fuel purchased from various third-party vendors and materials and supplies at the airport services and gas production and distribution businesses. Fuel inventory is stated at the lower of cost or market. Materials and supplies inventory is valued at the lower of average cost or market. Inventory sold is recorded using the first-in-first-out method at the airport services business and an average cost method at the gas production and distribution business. Cash flows related to the sale of inventory are classified in net cash provided by operating activities in our consolidated statements of cash flows. The Company’s inventory balance at December 31, 2007 comprised $14.1 million of fuel and $4.1 million of materials and supplies. The Company’s inventory balance at December 31, 2006 comprised $8.7 million of fuel and $4.1 million of materials and supplies.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Property, Equipment, Land and Leasehold Improvements

Property, equipment and land are recorded at cost. Leasehold improvements are recorded at the initial present value of the minimum lease payments less accumulated amortization. Major renewals and improvements are capitalized while maintenance and repair expenditures are expensed when incurred. Interest expense relating to construction in progress is capitalized as an additional cost of the asset. The Company depreciates property, equipment and leasehold improvements over their estimated useful lives on a straight-line basis. Depreciation expense for the district energy and airport parking businesses are included within cost of services in the consolidated statements of operations. The estimated economic useful lives range according to the table below:

Buildings	9 to 68 years
Leasehold and land improvements	3 to 40 years
Machinery and equipment	1 to 62 years
Furniture and fixtures	3 to 25 years

Goodwill and Intangible Assets

Goodwill consists of costs in excess of the aggregate purchase price over the fair value of tangible and identifiable intangible net assets acquired in the purchase business combinations described in Note 4, Acquisitions. The cost of intangible assets with determinable useful lives are amortized over their estimated useful lives ranging as follows:

Customer relationships	5 to 15 years
Contract rights	5 to 40 years
Non-compete agreements	2 to 5 years
Leasehold rights	2 to 32 years
Trade names	1 to 2 years
Domain names	4 years
Technology	5 years

Impairment of Long-lived Assets, Excluding Goodwill

In accordance with FASB No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, including amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk.

Impairment of Goodwill

In accordance with FASB No. 142, Goodwill and Other Intangible Assets, or FASB No. 142, goodwill is tested for impairment annually. Goodwill is considered impaired when the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, as determined under a two-step approach. The first step is to determine the estimated fair value of each reporting unit with goodwill. The reporting units of the Company, for purposes of the impairment test, are those components of operating segments for which discrete financial information is available and segment management regularly reviews the operating results of that component. Components are combined when determining reporting units if they have similar economic characteristics.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

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

Impairment of Indefinite-lived Intangibles, Excluding Goodwill

In accordance with FASB No. 142, indefinite-lived intangibles, primarily trademarks and domain names, are considered impaired when the carrying amount of the asset exceeds its implied fair value.

The Company estimates the fair value of each trademark using the relief-from-royalty method that discounts the estimated net cash flows the Company would have to pay to license the trademark under an arm’s length licensing agreement. The Company estimates the fair value of each domain name using a method that discounts the estimated net cash flows attributable to the domain name.

If the recorded indefinite-lived intangible is less than its estimated fair value, then no impairment is indicated. Alternatively, if the recorded intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Debt Issuance Costs

The Company capitalizes all direct costs incurred in connection with the issuance of debt as debt issuance costs. These costs are amortized over the contractual term of the debt instrument, which ranges from 3 to 7 years, using the straight-line method, which approximates the effective interest method as the majority of the debt in the Company’s businesses are non-amortizing.

Derivative Instruments

The Company accounts for derivatives and hedging activities in accordance with FASB No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, or FASB No. 133, which requires that all derivative instruments be recorded on the balance sheet at their respective fair values.

On the date a derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge) or a foreign-currency fair-value or cash-flow hedge (foreign currency hedge). At December 31, 2007, the Company did not have any fair value or foreign-currency hedges in place.

For all hedging relationships the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. This process includes linking all derivatives that are designated as hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. The ineffective portion of the change in fair value of a derivative instrument that qualifies as a cash-flow hedge is reported in earnings.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item; the derivative expires or is sold, terminated, or exercised; the derivative is no longer designated as a hedging instrument because it is unlikely that a forecasted transaction will occur; a hedged firm commitment no longer meets the definition of a firm commitment; or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

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

Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and variable rate senior debt, are carried at cost, which approximates their fair value because of either the short-term maturity, or variable or competitive interest rates assigned to these financial instruments.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with financial institutions and its balances may exceed federally insured limits. The Company’s accounts receivable are mainly derived from fuel and gas sales and services rendered under contract terms with commercial and private customers located primarily in the United States. At December 31, 2007 and December 31, 2006, there were no outstanding accounts receivable due from a single customer that accounted for more than 10% of the total accounts receivable. Additionally, no single customer accounted for more than 10% of the Company’s revenue during the years ended December 31, 2007, 2006 and 2005.

Foreign Currency Translation

The Company previously held foreign investments and an investment in an unconsolidated foreign business. These foreign investments and the unconsolidated business were translated into U.S. dollars in accordance with FASB No. 52, Foreign Currency Translation. All assets and liabilities in foreign currencies from these foreign investments, and other foreign currency balances remaining on the Company’s balance sheet, are translated using the exchange rate in effect at the balance sheet dates. Foreign currency denominated income and expense items are translated using the exchange rate on the date of the transaction or the average exchange rate for the period, which approximates the exchange rate on each transaction date. Adjustments from such translation have been reported separately as a component of other comprehensive income in members’/stockholders’ equity.

Earnings (Loss) per Share

The Company calculates earnings (loss) per share in accordance with FASB No. 128, Earnings per Share. Accordingly, basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options (using the treasury stock method) and stock units granted to our independent directors; common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Comprehensive Income (Loss)

The Company follows the requirements of FASB No. 130, Reporting Comprehensive Income, or FASB No. 130, for the reporting and presentation of comprehensive income (loss) and its components. FASB No. 130 requires unrealized gains or losses on the Company’s available for sale securities, foreign currency translation adjustments, minimum pension liability adjustments and changes in fair value of derivatives, where hedge accounting is applied, to be included in other comprehensive income (loss).

Advertising

Advertising costs are expensed as incurred. Costs associated with direct response advertising programs may be prepaid and are expensed once the printed materials are distributed to the public.

Revenue Recognition

In accordance with Staff Accounting Bulletin 104, Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed and determinable, and collectibility is probable.

Airport Services Business

Revenue on fuel sales is recognized when the fuel has been delivered to the customer, collection of the resulting receivable is probable, persuasive evidence of an arrangement exists and the fee is fixed or determinable. Fuel sales are recorded net of volume discounts and rebates.

Service revenue includes certain fueling fees. The Company receives a fueling fee for fueling certain carriers with fuel owned by such carriers. In accordance with Emerging Issues Task Force, or EITF, Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, revenue from these transactions is recorded based on the service fee earned and does not include the cost of the carriers’ fuel.

Other FBO revenue consists principally of de-icing services, landing and fuel distribution fees as well as rental income for hangar and terminal use. Other FBO revenue is recognized as the services are rendered to the customer.

The Company also has management contracts to operate regional airports or aviation-related facilities. Management fees are recognized pro rata over the service period based on negotiated contractual terms. All costs incurred under these contracts are reimbursed entirely by the customer and are generally invoiced with the related management fee. As the Company is acting as an agent in these contracts, the amount invoiced is recorded as revenue net of the reimbursable costs. In January 2008, the Company entered an agreement to sell its management contracts business and expects to complete the sale in the second quarter of 2008.

Gas Production and Distribution Business

The Company’s gas production and distribution business recognizes revenue when the services are provided. Sales of gas to customers are billed on a monthly-cycle basis. Earned but unbilled revenue is accrued and included in accounts receivable and revenue based on the amount of gas that is delivered but not billed to customers from the latest meter reading or billed delivery date to the end of an accounting period, and the related costs are charged to expense. Most revenue is based upon consumption; however, certain revenue is based upon a flat rate.

District Energy Business

Revenue from cooling capacity and consumption are recognized at the time of performance of service. Cash received from customers for services to be provided in the future are recorded as unearned revenue and recognized over the expected service period on a straight-line basis.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Airport Parking Business

Parking lot revenue is recorded as services are performed, net of appropriate allowances and local taxes. For customer vehicles remaining at our facilities at year end, revenue for services performed are recorded in accounts receivable based upon the value of unpaid parking revenue for customer vehicles.

The Company offers various membership programs for which customers pay an annual membership fee. The Company accounts for membership fee revenue on a “deferral basis” whereby membership fee revenue is recognized ratably over the one-year life of the membership. In addition, the Company also sells prepaid parking vouchers which can be redeemed for future parking services. These sales of prepaid vouchers are recorded as deferred revenue and recognized as parking revenue when redeemed. Unearned membership revenue and prepaid vouchers are included in deferred revenue (other current liability) in the consolidated balance sheets.

Regulatory Assets and Liabilities

The regulated utility operations of the gas production and distribution business are subject to regulations with respect to rates, service, maintenance of accounting records, and various other matters by the Hawaii Public Utilities Commission, or HPUC. The established accounting policies recognize the financial effects of the rate-making and accounting practices and policies of the HPUC. Regulated utility operations are subject to the provisions of FASB No. 71, Accounting for the Effects of Certain Types of Regulation, or FASB No. 71. FASB No. 71 requires regulated entities to disclose in their financial statements the authorized recovery of costs associated with regulatory decisions. Accordingly, certain costs that otherwise would normally be charged to expense may, in certain instances, be recorded as an asset in a regulatory entity’s balance sheet. The gas production and distribution business records regulatory assets for costs that have been deferred for which future recovery through customer rates has been approved by the HPUC. Regulatory liabilities represent amounts included in rates and collected from customers for costs expected to be incurred in the future.

FASB No. 71 may, at some future date, be deemed inapplicable because of changes in the regulatory and competitive environments or other factors. If the Company were to discontinue the application of FASB No. 71, the Company would be required to write off its regulatory assets and regulatory liabilities and would be required to adjust the carrying amount of any other assets, including property, plant and equipment, that would be deemed not recoverable related to these affected operations. The Company believes its regulated operations in the gas production and distribution business continue to meet the criteria of FASB No. 71 and that the carrying value of its regulated property, plant and equipment is recoverable in accordance with established HPUC rate-making practices.

Income Taxes

The Company uses the liability method in accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Commencing in 2007, the Company and its subsidiaries file a consolidated U.S. federal income tax return.

For 2005 and 2006, MIC LLC filed a partnership return and was not subject to income taxes. The U.S. companies that held our interests in the toll road business, MCG and SEW did not have a liability for U.S. federal income taxes, as each of these entities had elected to be disregarded as an entity separate from the Company for U.S. federal income tax purposes. MIC Inc., the holding company of our wholly-owned U.S. businesses, filed a consolidated U.S. federal taxable income return for these years. No taxes were due for those years, as the consolidated group did not have taxable income.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Reclassifications

Certain reclassifications were made to the financial statements for the prior period to conform to current year presentation.

Recently Issued Accounting Standards

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, or FASB No. 160. FASB No. 160 requires that the noncontrolling interest in a consolidated entity be included as part of equity and net income and comprehensive income be adjusted to include the noncontrolling interest. FASB No. 160 is effective for years beginning after December 15, 2008. The Company does not believe FASB No. 160 will have a significant impact on its financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combination — revised, or FASB No. 141(R). FASB No. 141(R) requires measurement of the assets and liabilities acquired as part of a business combination (including the noncontrolling interest) at fair value. FASB No. 141(R) is effective for years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting FASB No. 141(R).

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or FASB No. 159. Under FASB No. 159, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. FASB No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of FASB No. 133 hedge accounting are not met. FASB No. 159 is effective for years beginning after November 15, 2007. The Company does not believe FASB No. 159 will have a significant impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R), or FASB No. 158. In accordance with this Statement, the Company recognized the underfunded status of its pension and retiree medical plans as a liability in its 2006 year-end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. The Company adopted FASB No. 158 as of December 31, 2006. FASB No. 158 also requires the Company to measure the funded status of its pension and retiree medical plans as of the Company’s year-end balance sheet date no later than December 31, 2008.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or FASB No. 157 which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of FASB No. 157 are effective as of the beginning of the Company’s 2008 fiscal year. The Company is currently evaluating the impact this adoption will have on the consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108, to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires companies to quantify misstatements based on their impact on each of their financial statements and related disclosures. SAB 108 was effective as of the end of the Company’s 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1,

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

2006 for errors that were not previously deemed material but are material under the guidance in SAB 108. The Company adopted SAB 108 in 2006 and the impact of this adoption was not material to the consolidated financial statements.

In July 2006, the FASB issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB No. 109, or FIN 48. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company adopted the provision of FIN 48 on January 1, 2007 and recorded a $510,000 increase in the liability for unrecognized tax benefits, which is offset by a reduction of the deferred tax liability of $109,000, resulting in a decrease to the January 1, 2007 retained earnings balance of $401,000. Refer to Note 16, Income Taxes, for additional details.

3. Earnings (Loss) per Share

Following is a reconciliation of the basic and diluted number of shares used in computing earnings (loss) per share:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Weighted average number of shares outstanding:
basic	40,882,067	28,895,522	26,919,608
Dilutive effect of restricted stock unit grants	—	16,824	9,611
Weighted average number of shares outstanding:
diluted	40,882,067	28,912,346	26,929,219

The effect of potentially dilutive shares for the year ended December 31, 2005 is calculated by assuming that the 15,873 restricted stock unit grants issued to our independent directors on May 25, 2005, which vested in 2006, had been fully converted to shares on that date. The effect of potentially dilutive shares for the year ended December 31, 2006 is calculated by assuming that the 16,869 restricted stock unit grants issued to our independent directors on May 25, 2006, which vested in 2007, and the 15,873 restricted stock unit grants issued on May 25, 2005, which vested in 2006, had been fully converted to shares on those dates. The 10,314 restricted stock unit grants provided to our independent directors on May 24, 2007 were anti-dilutive in 2007 due to the Company’s net loss for the year.

4. Acquisitions

The Company used the proceeds from the 2004 initial public offering, or IPO, to acquire the initial consolidated businesses for cash from the Macquarie Group or from infrastructure investment vehicles managed by the Macquarie Group. Acquisitions during the year ended December 31, 2005 were funded by the remaining IPO proceeds and additional debt. Acquisitions during the years ended December 31, 2006 and 2007 were funded by additional debt and drawdowns on our acquisition facility at the MIC Inc. level, which were subsequently repaid with proceeds from subsequent equity offerings.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Acquisitions  – (continued)

The businesses described below have been consolidated since the date of acquisition, other than our investment in IMTT which has been accounted for under the equity method of accounting. The initial purchase price allocation may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed.

For a description of certain related party transactions associated with the Company’s acquisitions, see Note 15, Related Party Transactions.

IMTT

On May 1, 2006, the Company completed its purchase of newly issued common stock of IMTT Holdings, Inc., or IMTT Holdings, formerly known as Loving Enterprises, Inc., for a purchase price of $250.0 million plus approximately $7.1 million in transaction-related costs. As a result of the closing of the transaction, the Company owns 50% of IMTT Holdings’ issued and outstanding common stock. The balance of the common stock of IMTT Holdings continues to be held by the shareholders who held 100% of the stock prior to the Company’s acquisition.

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

The investment in IMTT Holdings has been accounted for under the equity method of accounting. For the year ended December 31, 2007, the Company recorded an equity in loss of investee of $32,000, comprising the Company’s share of IMTT Holdings’ net income, offset by additional depreciation and amortization charges arising from our acquisition. IMTT’s 2007 results include a $12.3 million loss on extinguishment of debt as well as a $21.0 million unrealized loss on derivative instruments, both of which are reflected in the Company’s share of IMTT’s net income. For the period May 1, 2006 through December 31, 2006, the Company recorded equity in earnings of investee of $3.5 million, comprising a $6.7 million share of IMTT Holdings’ net income, less additional depreciation and amortization charges of $3.2 million. Summarized financial information of IMTT Holdings, including the period prior to the Company’s investment in IMTT, is as follows ($ in thousands):

	As at December 31,
	2007	2006
Current assets	$59,122	$78,074
Non-current assets	803,412	552,361
Current liabilities	(68,352)	(88,512)
Non-current liabilities	(654,942)	(355,275)

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Acquisitions  – (continued)

	For the Year Ended December 31,
	2007	2006	2005
Revenue	$275,197	$225,465	$235,790
Gross profit	120,132	101,431	92,301
Net income	9,626	20,614	17,672

TGC

On June 7, 2006, the Company completed the acquisition of K-1 HGC Investment, L.L.C. (subsequently renamed Macquarie HGC Investment LLC), which owns HGC Holdings LLC, or HGC, and The Gas Company, LLC, collectively referred to as “TGC”.

TGC is Hawaii’s only full-service gas energy company. TGC provides both utility (regulated) and non-utility (unregulated) gas distribution services on the six primary islands in the state of Hawaii. The utility business includes production, distribution and sales of SNG on the island of Oahu and distribution and sales of LPG to customers on all six major Hawaiian Islands. This acquisition enabled the Company to enter the gas utility and services business as an established competitor with an existing customer base and corporate infrastructure.

The cost of the acquisition, including working capital adjustments and transaction costs, was $263.2 million. In addition, the Company incurred financing costs of approximately $3.3 million. The acquisition was funded with $160.0 million of new subsidiary-level debt, $99.0 million of funds drawn by MIC Inc. under the revolving portion of its acquisition credit facility and the balance was funded with cash. See Note 10, Long-Term Debt for further details of the MIC Inc. acquisition credit facility and the repayment of the drawdown.

The acquisition has been accounted for under the purchase method of accounting. Accordingly, the results of operations of TGC are included in the consolidated statement of operations and as a new business segment since June 7, 2006.

The allocation of the purchase price, including transaction costs, was as follows ($ in thousands):

Current assets	$42,297
Property, equipment, land and leasehold improvements	127,075
Intangible assets:
Customer relationships	7,400
Trade name	8,500
Real estate leases	100
Goodwill(1)	120,193
Other assets	3,108
Total assets acquired	308,673
Current liabilities	20,309
Deferred income taxes	12,202
Other liabilities	12,931
Net assets acquired	$263,231

(1)	Includes a $490,000 increase in the cost of the acquisition recorded in 2007, from the finalization of working capital adjustments.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Acquisitions  – (continued)

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

The Company allocated $7.4 million of the purchase price to customer relationships in accordance with EITF 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination, or EITF 02-17. The Company is amortizing the amount allocated to customer relationships over a nine-year period.

Trajen FBOs

On July 11, 2006, the Company’s airport services business completed the acquisition of 100% of the shares of Trajen Holdings, Inc., or Trajen. Trajen is the holding company for a group of companies, limited liability companies and limited partnerships that own and operate 23 FBOs at airports in 11 states.

The cost of the acquisition, including working capital adjustments and transaction costs, was $347.4 million. In addition, the Company incurred debt financing costs of $3.3 million, prefunding of capital expenditures and integration costs of $5.9 million and provided for a debt service reserve of $6.6 million. The Company financed the acquisition primarily with $180.0 million of borrowings under an expansion of the credit facility at the airport services business, and $180.0 million of additional borrowings under the acquisition credit facility of MIC Inc. Refer to Note 10, Long-Term Debt, for further details of the additional term loan facility and amendment to the revolving acquisition facility.

The acquisition has been accounted for under the purchase method of accounting. Accordingly, the results of operations of Trajen are included in the consolidated statement of operations, and as a component of the Company’s airport services business segment, since July 11, 2006.

The allocation of the purchase price, including transaction costs, was as follows ($ in thousands):

Current assets(1)	$18,992
Property, equipment, land and leasehold improvements	57,966
Intangible assets:
Customer relationships	32,800
Contract rights	221,800
Non-compete agreements	200
Trade name	100
Goodwill(1)(2)	83,907
Other assets	266
Total assets acquired	416,031
Current liabilities(1)	17,702
Deferred income taxes(1)	50,644
Other liabilities	319
Net assets acquired	$347,366

(1)	During 2007, the Company recorded adjustments to the initial purchase price allocation due to changes in the preliminary estimates of the fair value of assets and liabilities assumed.
(2)	Included in goodwill is approximately $2.4 million, arising from Trajen’s prior acquisitions, that is expected to be deductible for tax purposes.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Acquisitions  – (continued)

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

The Company allocated $32.8 million of the purchase price to customer relationships in accordance with EITF 02-17. The Company is amortizing the amount allocated to customer relationships over a ten-year period.

Supermarine FBOs

On May 30, 2007, the Company’s airport services business completed the acquisition of 100% of the interests in entities that own and operate two FBOs at Santa Monica Municipal Airport in Santa Monica, California and Stewart International Airport in New Windsor, New York (together referred to as “Supermarine”).

The cost of the acquisition, including transaction costs, was $89.5 million. In addition, the Company incurred debt financing costs of $520,000 and provided for a debt service reserve of $454,000. The Company financed the acquisition with $32.5 million of borrowings under an expansion of the airport services business credit facility at the time, and the remainder with cash. Refer to Note 10, Long-term Debt, for details.

The acquisition has been accounted for under the purchase method of accounting. Accordingly, the results of operations of Supermarine are included in the consolidated statements of operations, and as a component of the Company’s airport services business segment, since May 30, 2007.

The allocation of the purchase price, including transaction costs, was as follows ($ in thousands):

Current assets	$3,230
Property, equipment, land and leasehold improvements	19,803
Intangible assets:
Customer relationships	1,600
Contract rights	37,900
Non-compete agreements	1,100
Goodwill(1)	28,981
Other assets	81
Total assets acquired	92,695
Current liabilities	1,206
Deferred income taxes	1,889
Other liabilities	59
Net assets acquired	$89,541

(1)	Included in goodwill is approximately $27.1 million that is expected to be deductible for tax purposes.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Acquisitions  – (continued)

The Company allocated $1.6 million of the purchase price to customer relationships in accordance with EITF 02-17. The Company is amortizing the amount allocated to customer relationships over a nine-year period.

Mercury FBOs

On August 9, 2007, the Company’s airport services business completed the acquisition of approximately 89% of the equity of Mercury Air Center Inc. In October 2007, the Company exercised a call option on the remaining 11% of the equity in Mercury and acquired the remaining outstanding shares. Mercury owns and operates 24 FBOs in the United States.

The cost of the acquisition, including transaction costs, was $419.1 million plus an additional $28.7 million paid in the fourth quarter of 2007 to exercise the call option discussed above. In addition, the Company incurred debt financing costs of $1.7 million, pre-funding of capital expenditures and integration costs of $5.5 million and provided for a debt service reserve of $3.3 million. The Company financed the acquisition in August 2007 with $192.0 million of borrowings under a new credit facility and the remainder with cash proceeds received from an equity offering of the Company, which was completed in July 2007. Refer to Note 13, Members’/Stockholders’ Equity, for further details of the equity offering. The acquisition of the remaining 11% of equity was initially financed with the MIC Inc. acquisition credit facility, which was subsequently repaid with proceeds from the airport services debt refinancing. Refer to Note 10, Long-Term Debt, for details. The Company paid an additional $528,000 for the acquisition in January 2008 as a working capital adjustment.

The acquisition has been accounted for under the purchase method of accounting. Accordingly, the results of operations of Mercury are included in the consolidated statements of operations, and as a component of the Company’s airport services business segment, since August 9, 2007.

The allocation of the purchase price, including transaction costs, was as follows ($ in thousands):

Current assets	$19,817
Fair value of derivative instruments	27,200
Property, equipment, land and leasehold improvements	71,400
Intangible assets:
Customer relationships	14,200
Contract rights	198,100
Non-compete agreements	1,200
Goodwill(1)	206,918
Total assets acquired	538,835
Current liabilities	14,554
Deferred income taxes	75,778
Other liabilities	1,030
Minority interests(2)	28,400
Net assets acquired	$419,073

(1)	Included in goodwill is approximately $31.0 million, arising from Mercury’s prior acquisitions, that is expected to be deductible for tax purposes.
(2)	The above table shows the allocation of the $419.1 million purchase price for the initial acquisition on August 9, 2007. Following the acquisition of the minority interests in the fourth quarter, the $28.4 million minority interests amount was removed and resulted in a total purchase price of $447.8 million (which includes $354,000 of additional acquisition costs).

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Acquisitions  – (continued)

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

The Company allocated $14.2 million of the purchase price to customer relationships in accordance with EITF 02-17. The Company is amortizing the amount allocated to customer relationships over a nine-year period.

San Jose FBOs

On August 17, 2007, the Company’s airport services business completed the acquisition of the membership interests of 100% of SJJC Aviation Services, LLC, or San Jose, which owns and operates two FBOs at San Jose Mineta International Airport, located in San Jose, California.

The cost of the acquisition, including transaction costs, was $160.6 million plus $25.5 million for an option. In addition, the Company incurred debt financing costs of $723,000, pre-funding of capital expenditures and integration costs of $2.0 million and provided for a debt service reserve of $1.5 million. The Company financed the acquisition with $80.0 million of borrowings under a new credit facility and $60.0 million from the MIC Inc. acquisition credit facility (both of which were repaid in October 2007 with proceeds from the refinancing of the airport services business’ debt) and the remainder with cash proceeds received from the July 2007 equity offering. Refer to Note 10, Long-Term Debt, for further details of the additional term loan facility and to Note 13, Members’/Stockholders’ Equity, for further details of the equity offering.

The acquisition has been accounted for under the purchase method of accounting. Accordingly, the results of operations of San Jose are included in the consolidated statements of operations, and as a component of the Company’s airport services business segment, since August 17, 2007.

The allocation of the purchase price, including transaction costs, was as follows ($ in thousands):

Current assets	$14,068
Property, equipment, land and leasehold improvements	32,257
Intangible assets:
Customer relationships	2,200
Contract rights	100,600
Non-compete agreements	2,000
Goodwill(1)(2)	45,022
Deferred income taxes	259
Other assets	74
Total assets acquired	196,480
Current liabilities	9,671
Other liabilities	667
Net assets acquired	$186,142

(1)	In addition to the $160.6 million paid for the acquisition, the net assets acquired above includes an additional $25.5 million in goodwill, representing the fair value of the option to acquire the San Jose FBOs in Mercury’s opening balance sheet.
(2)	Included in goodwill is approximately $45.0 million that is expected to be deductible for tax purposes.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Acquisitions  – (continued)

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

The Company allocated $2.2 million of the purchase price to customer relationships in accordance with EITF 02-17. The Company is amortizing the amount allocated to customer relationships over a nine-year period.

Rifle FBOs

On November 30, 2007, the Company’s airport services business completed the acquisition of 100% of the membership interests in Rifle Jet Center, LLC and Rifle Jet Center Maintenance, LLC, or Rifle, which own and operate an FBO at Garfield County Regional Airport in Rifle, Colorado.

The cost of the acquisition, including transaction costs, was $15.5 million. The Company financed the acquisition with cash on hand.

The acquisition has been accounted for under the purchase method of accounting. Accordingly, the results of operations of Rifle are included in the consolidated statements of operations, and as a component of the Company’s airport services business segment, since November 30, 2007.

The allocation of the purchase price, including transaction costs, was as follows ($ in thousands):

Current assets	$425
Property, equipment, land and leasehold improvements	6,214
Intangible assets:
Customer relationships	460
Contract rights	7,100
Non-compete agreements	130
Goodwill	1,755
Total assets acquired	16,084
Current liabilities	540
Net assets acquired	$15,544

The Company paid more than the fair value of the underlying net assets as a result of the expectation of its ability to earn a higher rate of return from the acquired business than would be expected if those net assets had to be acquired or developed separately. The value of the acquired intangible assets was determined by taking into account risks related to the characteristics and applications of the assets, existing and future markets and analyses of expected future cash flows to be generated by the business

The Company allocated $460,000 of the purchase price to customer relationships in accordance with EITF 02-17. The Company is amortizing the amount allocated to customer relationships over a nine-year period.

Pending Acquisition — Seven Bar FBOs

On December 27, 2007, the Company’s airport services business entered into a stock purchase agreement to acquire 100% of the shares in Sun Valley Aviation, Inc., SB Aviation Group, Inc. and Seven Bar Aviation, Inc., a group of entities that own and operate three FBOs, located in Farmington and Albuquerque, New Mexico and Sun Valley, Idaho. The Company expects to complete the transaction in the first quarter of 2008. The total purchase price is approximately $40.1 million (subject to working capital adjustments) and a further

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Acquisitions  – (continued)

$1.7 million is expected to be incurred to cover transaction and integration costs. The purchase price will be financed using part of the $56.0 million drawdown on the MIC Inc. revolving acquisition credit facility, as discussed in Note 10, Long-Term Debt.

Pro Forma Information

The following unaudited pro forma information summarizes the results of operations for the years ended December 31, 2007 and 2006 as if the acquisitions of the Company’s 50% share of IMTT, and the acquisitions of Trajen, TGC, Supermarine, Mercury, San Jose and Rifle had been completed at the beginning of the prior comparative year commencing on January 1, 2006. The pro forma data combines the Company’s consolidated results with those of the acquired entities (prior to acquisition) for the periods shown. The results are adjusted for interest expense, amortization, depreciation and income taxes relating to the acquisitions. No effect has been given to potential cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been achieved if the acquisitions had occurred as of the beginning of the periods presented or that may be achieved in the future.

	Year Ended December 31, 2007	Year Ended December 31, 2006
	($ in thousands, except per share data)
Pro forma consolidated revenue	$992,960	$927,569
Pro forma consolidated net (loss) income	$(56,723)	$32,300
Basic and diluted (loss) income per share	$(1.39)	$1.12

5. Dispositions

The dispositions of our investments in non-U.S. businesses in 2006, discussed below, is consistent with our strategy to focus on the ownership and operation of infrastructure businesses, located in the United States.

For a description of certain related party transactions associated with the Company’s dispositions, see Note 15, Related Party Transactions.

Macquarie Communications Infrastructure Group

For the years ended December 31, 2006 and 2005, the Company, through its wholly-owned subsidiary, Communications Infrastructure LLC, or CI LLC, recognized AUD $3.2 million (USD $2.4 million) and AUD $5.6 million (USD $4.2 million), respectively, in dividend income from its investment in Macquarie Communications Infrastructure Group (ASX: MCG), or MCG.

On August 17, 2006, CI LLC completed the sale of 16,517,413 stapled securities of MCG. The stapled securities were sold into the public market at a price of AUD $6.10 per share generating gross proceeds of AUD $100.8 million. Following settlement of the trade on August 23, 2006, the Company converted the AUD proceeds into USD $76.4 million. Proceeds of the sale were used to repay amounts drawn under the MIC Inc. acquisition credit facility. The carrying value of the investment, together with the unrealized gains and losses on the investment recorded in other comprehensive income (loss), was $70.0 million. The Company recognized a gain on sale of $6.7 million and a loss on the conversion of proceeds from AUD into USD of $291,000 in 2006.

South East Water

For the years ended December 31, 2006 and 2005, the Company, through its wholly-owned subsidiary South East Water LLC, or SEW LLC, recognized £3.3 million (USD $6.0 million) and £4.6 million (USD $8.2 million), respectively, in dividend income from its 17.5% minority interest in Macquarie Luxembourg Water SarL, the indirect holding company for South East Water, or SEW. SEW is a regulated clean water utility in southeastern portion of the United Kingdom.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Dispositions  – (continued)

On October 2, 2006, SEW LLC sold its interest in Macquarie Luxembourg Water SarL to HDF (UK) Holdings Limited. The disposal was made pursuant to the exercise by MEIF Luxembourg Holdings SA, or the MEIF Shareholder, an affiliate of the Company’s Manager, of its drag along rights under the SEW shareholders’ agreement and as a part of a sale by the MEIF Shareholder and the other shareholders of all of their respective interests in SEW.

The Company received net proceeds on the sale of approximately $89.5 million representing its pro rata share of the total consideration less its pro rata share of expenses. The carrying value of the investment prior to the sale, together with the unrealized gains and losses on the investment recorded in other comprehensive income (loss), was $39.6 million. The Company recognized a gain on the SEW sale of $49.9 million in 2006. The Company used the net proceeds to reduce acquisition-related indebtedness at its MIC Inc. subsidiary.

Macquarie Yorkshire Limited

The Company, through its wholly-owned subsidiary Macquarie Yorkshire LLC, or MY LLC, accounted for its indirect 50% investment in Connect M1-A1 Holdings Ltd, or CHL, under the equity method of accounting. CHL owns 100% of Connect M1-A1 Limited, which is the holder of the Yorkshire Link concession, a highway of approximately 19 miles located south of Wetherby, England. For the years ended December 31, 2006 and 2005, the Company recorded equity in earnings of investee of $9.1 million (net of $3.9 million amortization expense) and $3.7 million (net of $3.8 million amortization expense), respectively — and net interest income of $621,000 and $758,000, respectively.

On December 29, 2006, MY LLC and MIC European Financing SarL, a wholly-owned subsidiary of MY LLC, entered into a sale and purchase agreement, and completed the sale of its interest in Macquarie Yorkshire Limited, the holding company for its 50% interest in CHL, to M1-A1 Investments Limited, a wholly-owned indirect subsidiary of Balfour Beatty PLC, for £44.3 million.

MY LLC entered into foreign exchange forward contracts to fix the rate at which substantially all of the proceeds of the sale would be converted from pounds sterling to US dollars. Based on the hedged conversion rate, the Company received approximately $83.0 million in proceeds in 2007, net of hedge and transaction costs, which is included in other receivables in the consolidated balance sheet at December 31, 2006. The Company recorded a gain on sale of $3.4 million in 2006, and an unrealized loss of approximately $2.4 million relating to the foreign exchange forward transactions.

6. Direct Financing Lease Transactions

The Company has entered into energy service agreements containing provisions to lease equipment to customers. Under these agreements, title to the leased equipment will transfer to the customer at the end of the lease terms, which range from 5 to 25 years. The lease agreements are accounted for as direct financing leases. The components of the Company’s consolidated net investments in direct financing leases at December 31, 2007 and 2006 are as follows ($ in thousands):

	December 31, 2007	December 31, 2006
Minimum lease payments receivable	$76,514	$83,919
Less: unearned financing lease income	(34,897)	(39,771)
Net investment in direct financing leases	$41,617	$44,148
Equipment lease:
Current portion	$2,783	$2,843
Long-term portion	38,834	41,305
	$41,617	$44,148

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Direct Financing Lease Transactions  – (continued)

Unearned financing lease income is recognized over the terms of the leases. Minimum lease payments to be received by the Company total approximately $76.5 million as follows ($ in thousands):

2008	$7,490
2009	6,882
2010	6,874
2011	6,874
2012	6,874
Thereafter	41,520
Total	$76,514

7. Property, Equipment, Land and Leasehold Improvements

Property, equipment, land and leasehold improvements at December 31, 2007 and 2006 consist of the following ($ in thousands):

	December 31, 2007	December 31, 2006
Land	$63,275	$63,275
Easements	5,624	5,624
Buildings	36,202	35,836
Leasehold and land improvements	270,662	166,490
Machinery and equipment	302,408	267,463
Furniture and fixtures	9,006	5,473
Construction in progress	59,292	20,196
Property held for future use	1,503	1,316
	747,972	565,673
Less: accumulated depreciation	(73,020)	(42,914)
Property, equipment, land and leasehold improvements, net(1)	$674,952	$522,759

(1)	Includes $1.5 million of capitalized interest for 2007.

Included in cost of services for the year ended December 31, 2007 is a $661,000 impairment charge relating to assets at the Hartford location of the airport parking business due to under-performance in that market.

During the year ended December 31, 2005, operations at three of the Company’s FBO sites were impacted by Hurricane Katrina. The Company recognized losses in the value of property, equipment and leasehold improvements, but recovered some of these losses in 2006 and 2007 from insurance policies. The write-down in property, equipment and leasehold improvements and the related insurance amounts were not significant.

8. Intangible Assets

Intangible assets at December 31, 2007 and 2006 consist of the following ($ in thousands):

	Weighted Average Life (Years)	December 31, 2007	December 31, 2006
Contractual arrangements	30.7	$802,272	$459,373
Non-compete agreements	2.5	9,465	5,035
Customer relationships	10.1	85,300	66,840

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Intangible Assets  – (continued)

	Weighted Average Life (Years)		December 31, 2007	December 31, 2006
Leasehold rights	14.5		8,359	8,359
Trade names	Indefinite	(1)	17,497	17,499
Domain names	Indefinite	(2)	2,108	2,092
Technology	5.0		460	460
			925,461	559,658
Less: Accumulated amortization			(68,116)	(32,899)
Intangible assets, net			$857,345	$526,759

(1)	Trade names of $2.1 million are being amortized over a period within 1.5 years.
(2)	Domain names of $334,000 are being amortized over a period within 4 years.

Amortization expense of intangible assets for the years ended December 31, 2007, 2006 and 2005 totaled $35.3 million, $43.8 million and $14.8 million, respectively. Included within amortization expense for the year ended December 31, 2007 is a $1.3 million impairment charge relating to the airport management contracts at the airport services business. Terms of the sale agreement entered in January 2008, pertaining to the pending sale of this part of the business, indicated this impairment for the 2007 year. Included within amortization expense for the year ended December 31, 2006 is a $23.5 million impairment charge relating to trade names and domain names at the Company’s airport parking business. Rebranding initiatives at the airport parking business which commenced in 2007 indicated this impairment for the 2006 year.

The estimated future amortization expense for intangible assets to be recognized for the years ending December 31 is as follows: 2008 — $41.3 million; 2009 — $40.0 million; 2010 — $37.8 million; 2011 — $37.7 million; 2012 — $37.0 million; and thereafter — $646.5 million.

9. Accrued Expenses

Accrued expenses at December 31, 2007 and 2006 consist of the following ($ in thousands):

	December 31, 2007	December 31, 2006
Payroll and related liabilities	$11,887	$7,624
Interest	1,499	1,176
Insurance	2,728	2,076
Real estate taxes	2,347	2,550
Other	12,723	6,354
	$31,184	$19,780

10. Long-term Debt

The Company capitalizes its operating businesses separately using non-recourse, project finance style debt. In addition, it has a credit facility at its subsidiary, MIC Inc., primarily to finance acquisitions and capital expenditures. There was no balance outstanding on this facility at December 31, 2007 and December 31, 2006. The Company currently has no indebtedness at the MIC LLC level apart from the guarantee of the MIC Inc. acquisition facility.

All of the term debt facilities described below contain customary financial covenants, including maintaining or exceeding certain financial ratios, and limitations on capital expenditures and additional debt.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Long-term Debt  – (continued)

For a description of certain related party transactions associated with the Company’s long-term debt, see Note 15, Related Party Transactions.

At December 31, 2007 and 2006, the Company’s consolidated long-term debt consists of the following ($ in thousands):

	December 31, 2007	December 31, 2006
Airport services	$911,150	$480,000
Gas production and distribution	164,000	162,000
District energy	150,000	120,000
Airport parking	201,506	201,660
	1,426,656	963,660
Less current portion	162	3,754
Long-term portion	$1,426,494	$959,906

At December 31, 2007, future maturities of long-term debt are as follows ($ in thousands):

2008	$162
2009	201,344
2010	—
2011	—
2012	—
Thereafter	1,225,150
$1,426,656

MIC Inc.

MIC Inc. has a $300.0 million acquisition credit facility with Citicorp North America Inc. (as lender and administrative agent), Wachovia Bank National Association, Credit Suisse, Cayman Islands Branch, WestLB AG, New York Branch, and Macquarie Finance Americas Inc. The original maturity of the facility was March 2008; however, in February 2008, MIC Inc. amended and restated the facility, extending the maturity to March 2010. The main use of the facility is to fund acquisitions, capital expenditures and to a limited extent, working capital. The facility terminates on March 31, 2010 and currently bears interest at the rate of LIBOR plus 2.75%. Base rate borrowings would be at the base rate plus 1.75%.

MIC Inc. borrowed a total of $89.0 million under the acquisition credit facility in 2007 and repaid the facility in full with proceeds from the airport services business refinancing, as discussed below. There was no balance outstanding at December 31, 2007 and 2006. On February 20, 2008, MIC Inc. borrowed $56.0 million under the facility which is currently outstanding.

The obligations under the facility are guaranteed by the Company and secured by a pledge of the equity of all current and future direct subsidiaries of MIC Inc. and the Company. Among other things, the revolving facility includes an event of default should the Manager or another affiliate within the Macquarie Group cease to act as manager of the Company.

Airport Services Business

At the beginning of 2006, the airport services business had in place a $300.0 million term loan and a $5.0 million revolving credit facility, of which $2.0 million was utilized to issue letters of credit. In July 2006, the airport services business debt facility was expanded (and drawn down) by an additional $180.0 million to finance the acquisition of Trajen. In February 2007, the debt facility was expanded by an additional $32.5 million to partially finance the acquisition of Supermarine on May 30, 2007, at which time this

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Long-term Debt  – (continued)

additional debt was drawn down. The interest rate on the term loan was LIBOR plus 1.75% for the first three years and LIBOR plus 2% for the last two years. The floating rate interest payments under the term loan were fully hedged at an average rate of 5.035% (excluding the margin). The term loan (including the expansions in 2006 and 2007) was due for repayment in 2010; however, it was repaid in October 2007 as part of the refinancing discussed below.

In August 2007, the airport services business entered a new credit facility to provide for $192.0 million of bridge term loan borrowings to partially finance the acquisition of Mercury and a $12.5 million working capital revolving facility. This term facility was drawn down on August 9, 2007 when the acquisition closed. The floating interest rate on these loans was LIBOR with a 1.7% margin. The interest on this bridge term loan was fully hedged at an average rate of 4.999% (excluding the margin). This bridge term loan required repayment in 2009, but the facility was repaid in October 2007 as part of the refinancing discussed below.

In August 2007, the airport services business entered another credit facility to provide for $80.0 million of bridge term loan borrowings to partially finance the acquisition of San Jose and a $5.0 million working capital revolving facility. This term facility was drawn down on August 17, 2007 when the acquisition closed. The floating interest rate on these loans was LIBOR with a 1.7% margin. The interest on this bridge term loan was fully hedged at 5.442% (excluding the margin). This bridge term loan required repayment in 2009, but the facility was repaid in October 2007 as part of the refinancing discussed below.

Airport Services Business Refinancing

On September 27, 2007, the airport services business entered into a new credit facility to provide an increased term loan facility, a capital expenditure facility and a revolving credit facility. The new credit facility was drawn down on October 16, 2007 and the proceeds were used to repay the existing $512.5 million term loan facility, the $192.0 million Mercury bridge facility, the $80.0 million San Jose bridge facility and $89.0 million borrowed by MIC Inc. under its acquisition credit facility. In addition, the proceeds were used to repay outstanding balances under the existing working capital revolving facilities, and to pay for costs and expenses incurred in connection with the new credit facility.

Material terms of the term, capital expenditure and revolving credit facilities are presented below:

Borrower:	Atlantic Aviation FBO Inc.
Facilities:	$900.0 million term loan (fully drawn at December 31, 2007)
$50.0 million capital expenditure facility ($11.2 million drawn at December 31, 2007)
$20.0 million revolving working capital and letter of credit facility ($9.3 million utilized for letters of credit at December 31, 2007)
Collateral:	First lien on the following (with limited exceptions)
— Project revenues;
— Equity of the Borrower and its Subsidiaries;
— Substantially all of the assets of the business; and
— Insurance policies and claims or proceeds.
Maturity:	October, 2014
Amortization:	Payable at maturity. 100% of excess cash flow in years 6 and 7 used to pre-pay loans.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Long-term Debt  – (continued)

Interest rate:	Years 1 to 5: LIBOR plus 1.6% or

Base Rate (for revolving credit facility only): 0.6% above the greater of: (i) the prime rate or (ii) the federal funds rate plus 0.5%
Years 6 to 7: LIBOR plus 1.725%
Base Rate (for revolving credit facility only): 0.725% above the greater of: (i) the prime rate or (ii) the federal funds rate plus 0.5%
Commitment fee: 0.4% on the undrawn portion

To hedge the interest commitments under the new term loan, the airport services business’s existing interest rate swaps were novated and, in addition, new swaps were entered into, fixing 100% of the term loan for years 1 to 5. Excluding the margin, the weighted average swap rate for the term loan facility over the five year period is approximately 5.18%. The following table shows the weighted average rates which fix the term facility by period (not including interest margins of 1.6% and 1.725%):

Start Date	End Date	Average Rate
October 16, 2007	November 7, 2007	5.1167%
November 7, 2007	September 20, 2009	5.1590%
September 30, 2009	October 21, 2009	5.1608%
October 21, 2009	December 14, 2010	5.2026%
December 14, 2010	October 16, 2012	5.1925%

Gas Production and Distribution Business

The acquisition of TGC in June 2006 was partially financed with $160.0 million of term loans borrowed under the two amended and restated loan agreements. One of these loan agreements provides for an $80.0 million term loan borrowed by HGC, the parent company of TGC. The other loan agreement provides for an $80.0 million term loan borrowed by TGC and a $20.0 million revolving credit facility, including a $5.0 million letter of credit facility. TGC generally intends to utilize the $20.0 million revolving credit facility to finance its working capital and to finance or refinance its capital expenditures for regulated assets.

The obligations under the credit agreements are secured by security interests in the assets of TGC as well as the equity interests of TGC and HGC. Material terms of the term and revolving credit facilities are presented below:

	Holding Company Debt	Operating Company Debt
Borrowers:	HGC Holdings LLC	The Gas Company, LLC
Facilities:	$80.0 million Term Loan (fully drawn at December 31, 2007 and 2006)	$80.0 million Term Loan (fully drawn at December 31, 2007 and 2006)	$20.0 million Revolver ($4.0 million drawn and $25,000 utilized for letters of credit at December 31, 2007; $2.0 million drawn and $350,000 utilized for letters of credit at December 31, 2006)

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Long-term Debt  – (continued)

	Holding Company Debt	Operating Company Debt
Collateral:	First priority security interest on HGC assets and equity interests	First priority security interest on TGC assets and equity interests
Maturity:	June, 2013	June, 2013	June, 2013
Amortization:	Payable at maturity	Payable at maturity	Payable at the earlier of 12 months or maturity
Interest rate: Years 1 to 5:	LIBOR plus 0.60%	LIBOR plus 0.40%	LIBOR plus 0.40%
Interest rate: Years 6 to 7:	LIBOR plus 0.70%	LIBOR plus 0.50%	LIBOR plus 0.50%

To hedge the interest commitments under the new term loan, the gas production and distribution business entered into interest rate swaps fixing 100% of the term loans at 4.8375% (excluding the margin).

In addition to customary terms and conditions for secured term loan and revolving credit agreements, the agreements provide that TGC:

(1)	may not incur more than $5.0 million of new debt; and
(2)	may not sell or dispose of more than $10.0 million of assets per year.

The facilities also require mandatory repayment if the Company or another entity managed by the Macquarie Group fails to either own 75% of the respective borrowers or control the management and policies of the respective borrowers.

The Hawaii Public Utilities Commission, in approving the purchase of the business by the Company, required that HGC’s consolidated debt to total capital ratio may not exceed 65%. This ratio was 63.6% at December 31, 2007 and 60% at December 31, 2006.

During the second quarter of 2007, the gas production and distribution business also established a $5.0 million uncommitted unsecured short-term borrowing facility with a local bank. This credit line bears interest at the lending bank’s quoted rate or prime rate. The facility is used for working capital needs. At December 31, 2007, $3.0 million was outstanding under this facility, which was repaid in January 2008.

District Energy Business

At the beginning of 2006, the district energy business had in place two notes payable, comprising a $100.0 million note with fixed interest at 6.82% and a $20.0 million note with fixed interest at 6.40%. These notes were secured by all of the assets of Macquarie District Energy, Inc. (a wholly-owned subsidiary of the district energy business) and its subsidiaries, excluding the assets of Northwind Aladdin. The notes were due in 2023, with principal repayments starting in the quarter ending December 31, 2007. The notes were repaid in full in September 2007 as part of the refinancing discussed below.

In addition, the district energy business had entered into a $20.0 million three-year revolving credit facility with a financial institution that could be used to fund capital expenditures, working capital or to provide letters of credit. The district energy business issued three separate letters of credit totaling $7.1 million against this facility in the favor of the City of Chicago. This credit facility has been replaced with a new facility under the refinancing.

District Energy Business Refinancing

On September 21, 2007, the district energy business entered a new credit facility to provide a term loan facility, a capital expenditure facility and a revolving credit facility. The new credit facility was drawn down

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Long-term Debt  – (continued)

on September 26, 2007 and the proceeds of $150.0 million were used to repay the existing notes payable and revolver, a $14.7 million make-whole payment, and to pay accrued interest, fees and transaction costs.

Material terms of the facility are presented below:

Borrower:	Macquarie District Energy, Inc.
Facilities:	$150.0 million term loan (fully drawn at December 31, 2007)
$20.0 million capital expenditure facility (none drawn at December 31, 2007)
$18.5 million revolving working capital and letter of credit facility ($7.2 million utilized at December 31, 2007 for letters of credit, including $7.1 million pre-existing letters of credit)
Collateral:	First lien on the following (with limited exceptions)
— Project revenues;
— Equity of the Borrower and its Subsidiaries;
— Substantially all of the assets of the business; and
— Insurance policies and claims or proceeds.
Maturity:	September, 2014; revolving facility only – September, 2012
Amortization:	Payable at maturity
Interest rate:	LIBOR plus 1.175%, or
Base Rate (for capital expenditure and revolving credit facilities only): 0.5% above the greater of: (i) the prime rate or (ii) the federal funds rate
Commitment fee: 0.35% on the undrawn portion

To hedge the interest commitments under the new term loan, the district energy business entered into an interest rate swap fixing 100% of the term loan at 5.074% (excluding the margin).

Airport Parking Business

At the beginning of 2006, the airport parking business had in place the following credit facilities:

(i)	a $126.0 million term loan with an outstanding balance of $125.4 million, secured by the majority of real estate and other assets of the airport parking business. This loan incurred interest at LIBOR plus 3.44% margin and was due for repayment on October 1, 2006. This loan was repaid in full on September 1, 2006, as discussed below;
(ii)	a non-recourse debt facility of $58.7 million, secured by all of the real property and other assets of SunPark, the LaGuardia facility and the Maricopa facility. This loan incurred interest at LIBOR plus 2.75% margin and was due for repayment on October 9, 2008. This loan was repaid in full on September 1, 2006, as discussed below;
(iii)	a $4.8 million term loan with an outstanding balance of $4.6 million at the beginning of 2006, secured by the land at the Chicago facility site. This loan incurs interest at 5.325% and is due for repayment on January 1, 2009. At December 31, 2007, the outstanding balance of this loan was $4.4 million; and
(iv)	a $2.3 million loan with an outstanding balance at the beginning of 2006 of $2.2 million, assumed

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Long-term Debt  – (continued)

in connection with the acquisition of an additional facility in Philadelphia. This loan incurs interest at 5.46% and is due for repayment on May 1, 2009. At December 31, 2007, the outstanding balance of this loan was $2.1 million.

On September 1, 2006, the airport parking business, through a number of its majority-owned subsidiaries, entered into a loan agreement providing for $195.0 million of term loan borrowings. On September 1, 2006, the airport parking business drew down $195.0 million and repaid two of its existing term loans totaling $184.0 million, paid interest expense of $1.9 million, and paid fees and expenses of $4.9 million. The airport parking business also released approximately $400,000 from reserves in excess of minimum liquidity and reserve requirements. The remaining amount of the drawdown, approximately $4.6 million, was used to fund maintenance and specific capital expenditures of the airport parking business.

Material terms of the new credit facility are presented below:

Borrowers:	Parking Company of America Airports, LLC Parking Company of America Airports Phoenix, LLC PCAA SP, LLC PCA Airports, LTD
Facility:	$195.0 million term loan (fully drawn at December 31, 2007)
Collateral:	Borrowers’ assets
Maturity:	September, 2009 plus 2 one-year optional extensions subject to meeting certain covenants
Amortization:	Payable at maturity
Interest rate: Years 1 to 3:	LIBOR plus 1.90%
Interest rate: Year 4:	LIBOR plus 2.10%
Interest rate: Year 5:	LIBOR plus 2.30%

The terms of the $195.0 million loan include requirements that the airport parking business undertake certain capital improvements and environmental remediation. The original due date for completion was June 2007. The airport parking business made progress on these projects but has not completed them. The airport parking business sought, and obtained, a waiver on this covenant from the lender for 12 months, to allow the business additional time to fulfill the requirements.

The airport parking business has an interest rate cap at LIBOR equal to 4.48% in effect through October 15, 2008 with respect to a notional amount of the loan of $58.7 million. The airport parking business has an interest rate swap for the $136.3 million balance of the floating rate facility at 5.17% (excluding the margin) through October 16, 2008 and for the full $195.0 million once the interest rate cap expires through the maturity of the loan on September 1, 2009. The obligations of the airport parking business under the interest rate swap have been guaranteed by MIC Inc.

11. Derivative Instruments and Hedging Activities

The Company has interest rate-related derivative instruments to manage its interest rate exposure on its debt instruments. The Company also had foreign exchange-related derivative instruments to manage its exchange rate exposure on its future cash flows from its non-U.S. investments, including cash flows from the sale of the non-U.S. investments. The Company does not enter into derivative instruments for any purpose other than economic interest rate hedging or economic cash-flow hedging purposes. That is, the Company does not speculate using derivative instruments.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Derivative Instruments and Hedging Activities  – (continued)

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

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates or currency exchange rates. The market risk associated with interest rates is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

Debt Obligations

The Company has in place variable-rate debt. The debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management enters into interest rate swap and cap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt for the portion of the debt that is swapped. Under the terms of the interest rate caps, the Company fixes an upper limit on the variable rate it has to pay on its outstanding debt.

The Company originally classified each hedge as a cash flow hedge at inception for accounting purposes. During 2006, the Company determined that its derivatives did not qualify as hedges for accounting purposes. The Company revised the 2006 summarized quarterly financial information to eliminate hedge accounting treatment. The effect on the full 2005 year was immaterial and the full year 2005 financial information was not revised.

Effective January 2, 2007, the Company re-commenced hedge accounting for its interest rate-related derivative instruments. Changes in the fair value of interest rate derivatives designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are reported in other comprehensive income (loss). Any ineffective portion on the change in the valuation of derivatives is taken through earnings, and reported in the gain (loss) on derivative instruments line. In accordance with FASB No. 133, the Company has concluded that from this date, all of its interest rate swaps and caps qualify as cash flow hedges. The Company anticipates the hedges to be effective on an ongoing basis. The term over which the Company is currently hedging exposures relating to debt is through September 2014.

At December 31, 2007, the Company had $1.4 billion of long-term debt, $1.3 billion of which was hedged with interest rate swaps, $58.7 million of which was hedged with interest rate caps, $15.2 million of which was unhedged and $6.5 million of which incurred interest at fixed rates. For the year ended December 31, 2007, the Company recorded a $59.4 million decrease in the value of its interest rate derivative instruments on its balance sheet. Of this amount, $56.8 million was recorded into other comprehensive loss, $2.4 million, representing the ineffective portion of changes in the valuation of interest rate derivatives, was recorded in loss on derivative instruments and $272,000 was recorded in interest expense. Also included within loss on derivative instruments and interest expense are a $409,000 gain and $4.4 million gain, respectively, representing a reclassification of realized gains from other comprehensive (loss) income into earnings. The Company expects that it will reclassify losses of approximately $16.0 million (pre-tax) from other comprehensive (loss) income into earnings over the next twelve months however, this amount may change depending on movements in interest rates over that period.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Derivative Instruments and Hedging Activities  – (continued)

At December 31, 2006, the Company had $963.7 million of long-term debt, $776.3 million of which was hedged with interest rate swaps, $58.7 million of which was hedged with interest rate caps, $2.0 million of which was unhedged and $126.7 million which incurred interest at a fixed rate. For the year ended December 31, 2006, the Company recorded a $1.9 million increase in the value of its interest rate derivatives instruments, which was recorded as a gain within loss on derivative instruments.

Anticipated Future Cash Flows

The Company entered into foreign exchange forward contracts for its anticipated cash flows in order to hedge the market risk associated with fluctuations in foreign exchange rates. The forward contracts limit the unfavorable effect that foreign exchange rate changes will have on cash flows, including foreign currency distributions and proceeds on the sale of foreign investments. The maximum term over which the Company was hedging exposures to the variability of foreign exchange rates was 24 months. As the Company sold all of its foreign investments during the year ended December 31, 2006, the Company’s existing foreign exchange forward contracts were closed out by entering equal and offsetting contracts, all of which were settled during 2007.

The Company originally classified each foreign exchange-related hedge as a cash flow hedge at inception for accounting purposes. During 2006, the Company determined that its derivatives did not qualify as hedges for accounting purposes. The Company revised the 2006 summarized quarterly financial information to eliminate hedge accounting treatment. Changes in the fair value of the foreign exchange-related derivatives were recorded as a gain or loss on derivative instruments.

For the year ended December 31, 2007, the Company recorded $3.3 million in gains, representing changes in the valuation of foreign exchange forward contracts, partially offset by a $2.5 million realized loss on the settlement of those contracts, in loss on derivative instruments. For the year ended December 31, 2006, the Company recorded $3.3 million in losses, representing changes in the valuation of foreign exchange forward contracts, in loss on derivative instruments. In addition, during the year ended December 31, 2006, the Company recorded $392,000 in recognized gains on foreign exchange forward contracts and other foreign exchange gains and losses in other income. The Company does not have any foreign exchange derivative instruments outstanding at December 31, 2007.

12. Notes Payable and Capital Leases

The Company has existing notes payable with various finance companies for the purchase of equipment. The notes are secured by the equipment and require monthly payments of principal and interest. The Company also leases certain equipment under capital leases. The following is a summary of the maturities of the notes payable and the future minimum lease payments under capital leases, together with the present value of the minimum lease payments, as of December 31, 2007 ($ in thousands):

	Notes Payable	Capital Leases
2008	$3,656	$1,438
2009	286	804
2010	302	342
2011	274	87
2012	225	—
Thereafter	644	—
Total minimum payments	$5,387	$2,671
Less: amounts representing interest	—	—
Present value of minimum payments	5,387	2,671

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Notes Payable and Capital Leases  – (continued)

	Notes Payable	Capital Leases
Less current portion	(3,656)	(1,438)
Long-term portion	$1,731	$1,233

The net book value of equipment under capital leases at December 31, 2007 and December 31, 2006 was $4.9 million and $6.1 million, respectively.

13. Members’/Stockholders’ Equity

The Company is authorized to issue 500,000,000 LLC interests. Each outstanding LLC interest of the Company is entitled to one vote on any matter with respect to which holders of LLC interests are entitled to vote.

Prior to June 25, 2007, our publicly traded entity was the Trust. On June 25, 2007, the Trust was dissolved and all of the outstanding shares of beneficial interest in the Trust were exchanged for an equal number of LLC interests in the Company. Prior to this exchange and the dissolution of the Trust, all interests in the Company were held by the Trust. As a result of the mandatory share exchange, each shareholder of the Trust at the time of the exchange became a shareholder of, and with the same percentage interest in, the Company. The LLC interests were listed on the New York Stock Exchange under the symbol “MIC” at the time of the exchange.

Equity Offering

On June 28, 2007, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with the Manager and Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Macquarie Securities (USA) Inc., as representatives of the underwriters named in the Purchase Agreement (the “Underwriters”), whereby the Company and the Manager agreed to sell and the Underwriters agreed to purchase, subject to and upon terms and conditions set forth therein, 5,701,000 LLC interests and 599,000 LLC interests, respectively, of the Company under the Company’s existing shelf registration statement (Registration No. 333-138010-01). Additionally, under the Purchase Agreement, the Company granted the Underwriters an option to purchase up to 945,000 additional LLC interests solely to cover overallotments.

The offering of the LLC interests was priced at $40.99 per LLC interest and was completed in July 2007. In addition, the Underwriters exercised their overallotment option for 464,871 LLC interests. The proceeds from the equity offering was $241.3 million, net of underwriting fees and expenses. The Company used the proceeds of the offering to partially finance the acquisition of Mercury and San Jose discussed in Note 4, Acquisitions.

In the fourth quarter of 2006, the Company completed an offering of an aggregate of 10,350,000 shares of trust stock at a price per share of $29.50. The net proceeds of $291.1 million received by the Company, together with the proceeds from the sales of the investments in MCG and SEW, were used to repay outstanding borrowings under the MIC Inc. acquisition credit facility, as discussed in Note 10, Long-Term Debt.

Independent Director Equity Plan

The Company has an independent director equity plan, which provides for automatic, non-discretionary awards of director stock units as an additional fee for the independent directors’ services on the Board. The purpose of this plan is to promote the long-term growth and financial success of the Company by attracting, motivating and retaining independent directors of outstanding ability. Only the Company’s independent directors may participate in the plan.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Members’/Stockholders’ Equity  – (continued)

On the date of each annual meeting, each director receives a grant of stock units equal to $150,000 divided by the average closing sale price of the stock during the 10-day period immediately preceding the annual meeting of the Company’s stockholders. The stock units vest, assuming continued service by the director, on the date immediately preceding the next annual meeting of the Company’s stockholders.

The Company has issued the following stock to the Board of Directors under this plan:

Date of Grant	Stock Units Granted	Price of Stock Units Granted	Date of Vesting		Date of Stock Issuance
December 21, 2004	7,644 (1)	$25.00	May 24, 2005		May 25, 2005
May 25, 2005	15,873	$28.35	May 25, 2006		June 2, 2006
May 25, 2006	16,869	$26.68	May 23, 2007		July 13, 2007
May 24, 2007	10,314	$43.63		(2)	N/A

(1)	Pro rata basis relating to the period from the closing of the initial public offering through the anticipated date of the Company’s first annual meeting of stockholders.
(2)	Date of vesting will be the day immediately preceding the 2008 annual meeting of the Company’s stockholders.

14. Reportable Segments

The Company’s operations are classified into four reportable business segments: airport services business, gas production and distribution business, district energy business and airport parking business. The gas production and distribution business is a new segment starting in the second quarter of 2006, and the results included below are from the date of acquisition on June 7, 2006. All of the business segments are managed separately and management has chosen to organize the Company around the distinct products and services offered.

The Company also has a 50% investment in a bulk liquid storage terminal business, IMTT. The Company completed its acquisition of this investment on May 1, 2006, which is accounted for under the equity method. Financial information for IMTT is presented below, and includes the period prior to the Company’s investment ($ in thousands):

	For the Year Ended, and as At, December 31,
	2007	2006	2005
Revenue	$275,197	$225,465	$235,790
EBITDA	67,076	83,988	83,649
Interest expense	14,349	15,759	22,100
Depreciation and amortization expense	36,025	31,056	29,524
Capital expenditures incurred	209,124	88,784	36,762
Property, plant and equipment	724,806	527,051	458,355
Total assets	862,534	630,435	549,235

The airport services business reportable segment principally derives income from fuel sales and from airport services. Airport services revenue includes fuel related services, de-icing, aircraft hangarage, airport management and other aviation services. All of the revenue of the airport services business is derived in the United States. As of December 31, 2007, the airport services business operated 69 FBOs at 66 airports and one heliport and managed six airports under management contracts. In January 2008, the Company entered an agreement to sell its airport management business, and expects to complete the sale in the second quarter of 2008.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Reportable Segments  – (continued)

The revenue from the gas production and distribution business reportable segment is included in revenue from product sales and revenue from product sales — utility and includes distribution and sales of SNG and LPG. Revenue is primarily a function of the volume of SNG and LPG consumed by customers and the price per thermal unit or gallon charged to customers. Because both SNG and LPG are derived from petroleum, revenue levels, without organic operating growth, will generally track global oil prices. TGC’s utility revenue includes fuel adjustment charges, or FACs, through which changes in fuel costs are passed through to customers.

The revenue from the district energy business reportable segment is included in service revenue and financing and equipment lease income. Included in service revenue is capacity charge revenue, which relates to monthly fixed contract charges, and consumption revenue, which relates to contractual rates applied to actual usage. Financing and equipment lease income relates to direct financing lease transactions and equipment leases to customers. The Company provides such services to buildings throughout the downtown Chicago area and to a resort, casino and shopping mall located in Las Vegas, Nevada.

The revenue from the airport parking business reportable segment is included in service revenue and primarily consists of fees from off-airport parking and ground transportation to and from the parking facilities and the airport terminals. At December 31, 2007, the airport parking business operated 30 off-airport parking facilities located at 20 major airports across the United States.

Selected information by reportable segment is presented in the following tables. Earnings before interest, taxes, depreciation and amortization, or EBITDA, is a non-GAAP financial measure. The Company uses EBITDA as a key performance metric for each of its operating businesses, and this information is regularly provided to, and is the primary profit and loss measure used by, the Company’s chief operating decision maker.

The tables do not include financial data for our equity and cost investments.

Revenue from external customers for the Company’s reportable segments was as follows ($ in thousands) (unaudited):

	Year Ended December 31, 2007
	Airport Services	Gas Production and Distribution	District Energy	Airport Parking	Total
Revenue from Product Sales
Product sales	$371,250	$74,602	$—	$—	$445,852
Product sales – utility	—	95,770	—	—	95,770
	371,250	170,372	—	—	541,622
Service Revenue
Other services	163,086	—	2,864	—	165,950
Cooling capacity revenue	—	—	18,854	—	18,854
Cooling consumption revenue	—	—	22,876	—	22,876
Parking services	—	—	—	77,180	77,180
	163,086	—	44,594	77,180	284,860
Financing and Lease Income
Financing and equipment lease	—	—	4,912	—	4,912
	—	—	4,912	—	4,912
Total Revenue	$534,336	$170,372	$49,506	$77,180	$831,394

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Reportable Segments  – (continued)

	Year Ended December 31, 2006
	Airport Services	Gas Production and Distribution(1)	District Energy	Airport Parking	Total
Revenue from Product Sales
Product sales	$225,570	$36,862	$—	$—	$262,432
Product sales – utility	—	50,866	—	—	50,866
	225,570	87,728	—	—	313,298
Service Revenue
Other services	87,306	—	3,163	—	90,469
Cooling capacity revenue	—	—	17,407	—	17,407
Cooling consumption revenue	—	—	17,897	—	17,897
Parking services	—	—	—	76,062	76,062
	87,306	—	38,467	76,062	201,835
Financing and Lease Income
Financing and equipment lease	—	—	5,118	—	5,118
	—	—	5,118	—	5,118
Total Revenue	$312,876	$87,728	$43,585	$76,062	$520,251

(1)	Represents revenue from the date of acquisition on June 7, 2006.

	Year Ended December 31, 2005
	Airport Services	District Energy	Airport Parking	Total
Revenue from Product Sales
Product sales	$142,785	$—	$—	$142,785
	142,785	—	—	142,785
Service Revenue
Other services	58,701	2,855	—	61,556
Cooling capacity revenue	—	16,524	—	16,524
Cooling consumption revenue	—	18,719	—	18,719
Parking services	—	—	59,856	59,856
	58,701	38,098	59,856	156,655
Financing and Lease Income
Financing and equipment lease	—	5,303	—	5,303
	—	5,303	—	5,303
Total Revenue	$201,486	$43,401	$59,856	$304,743

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Reportable Segments  – (continued)

EBITDA for the Company’s reportable segments is shown in the below tables ($ in thousands) (unaudited). Corporate allocation expense, and the federal tax effect, have been excluded from the tables as they are eliminated on consolidation:

	Year Ended December 31, 2007
	Airport Services	Gas Production and Distribution	District Energy	Airport Parking	Total Reportable Segments
Net income (loss)(1)	$13,057	$4,840	$(9,259)	$(4,814)	$3,824
Interest income	(1,431)	(140)	(346)	(258)	(2,175)
Interest expense	43,990	9,335	9,355	16,298	78,978
Income tax expense (benefit)	8,575	3,115	(5,490)	(3,830)	2,370
Depreciation	14,621	5,881	5,792	5,221	31,515
Amortization of intangibles	30,132	856	1,368	2,902	35,258
EBITDA	$108,944	$23,887	$1,420	$15,519	$149,770

(1)	Net income (loss) includes $9.8 million and $3.0 million for the airport services business and district energy business, respectively, for non-cash write-off of deferred financing costs from refinancing the debt at these businesses.

	Year Ended December 31, 2006
	Airport Services	Gas Production and Distribution(1)	District Energy	Airport Parking	Total Reportable Segments
Net income (loss)	$13,527	$(1,507)	$1,104	$(14,383)	$(1,259)
Interest income	(628)	(83)	(352)	(217)	(1,280)
Interest expense	26,290	5,426	8,683	17,262	57,661
Income tax expense (benefit)	6,302	(1,151)	(1,102)	(12,364)	(8,315)
Depreciation	8,852	3,250	5,709	3,555	21,366
Amortization of intangibles	16,430	485	1,368	25,563	43,846
EBITDA	$70,773	$6,420	$15,410	$19,416	$112,019

(1)	Includes results from the date of acquisition, June 7, 2006.

	Year Ended December 31, 2005
	Airport Services	District Energy	Airport Parking	Total Reportable Segments
Net income (loss)	$5,816	$452	$(3,217)	$3,051
Interest income	(337)	(271)	(31)	(639)
Interest expense	18,650	8,542	10,351	37,543
Income tax expense	5,134	302	60	5,496
Depreciation	6,007	5,694	2,397	14,098
Amortization of intangibles	9,645	1,368	3,802	14,815
EBITDA	$44,915	$16,087	$13,362	$74,364

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Reportable Segments  – (continued)

Reconciliation of reportable segments EBITDA to consolidated net (loss) income before income taxes and minority interests ($ in thousands) (unaudited):

	Year Ended December 31,
	2007	2006	2005
Total reportable segments EBITDA	$149,770	$112,019	$74,364
Interest income	5,963	4,887	4,064
Interest expense	(81,653)	(77,746)	(33,800)
Depreciation	(31,515)	(21,366)	(14,098)
Amortization of intangibles	(35,258)	(43,846)	(14,815)
Selling, general and administrative – corporate	(10,038)	(8,284)	(9,506)
Fees to manager	(65,639)	(18,631)	(9,294)
Equity in (losses) earnings and amortization charges of investees	(32)	12,558	3,685
Dividends from investments	—	8,395	12,361
Gain on sale of equity investment	—	3,412	—
Gain on sale of investment	—	49,933	—
Gain on sale of marketable securities	—	6,738	—
Other (expense) income, net	(616)	5,405	(1,177)
Total consolidated net (loss) income before taxes and minority interests	$(69,018)	$33,474	$11,784

Capital expenditures for the Company’s reportable segments were as follows ($ in thousands) (unaudited):

	Year Ended December 31,
	2007	2006	2005
Airport services	$27,585	$7,101	$4,038
Gas production and distribution(1)	8,715	5,509	—
District energy	9,421	1,618	1,026
Airport parking	5,156	4,181	1,679
Total	$50,877	$18,409	$6,743

(1)	Includes capital expenditures from the date of acquisition, June 7, 2006.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Reportable Segments  – (continued)

Property, equipment, land and leasehold improvements, goodwill and total assets for the Company’s reportable segments as of December 31 was as follows ($ in thousands) (unaudited):

	Property, Equipment, Land and Leasehold Improvements		Goodwill		Total Assets
	2007	2006	2007	2006	2007	2006
Airport services	$293,943	$149,623	$498,598	$214,966	$1,763,740	$932,614
Gas production and distribution	137,069	132,635	120,193	119,703	313,060	308,500
District energy	146,486	142,787	18,647	18,647	232,642	236,080
Airport parking	97,454	97,714	133,772	133,772	280,384	283,459
Total	$674,952	$522,759	$771,210	$487,088	$2,589,826	$1,760,653

Reconciliation of reportable segments total assets to consolidated total assets ($ in thousands) (unaudited):

	As of December 31,
	2007	2006
Total assets of reportable segments	$2,589,826	$1,760,653
Investment in IMTT	211,606	239,632
Corporate and other	11,597	97,248
Total consolidated assets	$2,813,029	$2,097,533

Reconciliation of reportable segments goodwill to consolidated goodwill ($ in thousands) (unaudited):

	As of December 31
	2007	2006
Goodwill of reportable segments	771,210	487,088
Corporate and other	(1,102)	(1,102)
Total consolidated goodwill	$770,108	$485,986

15. Related Party Transactions

Management Services Agreement with Macquarie Infrastructure Management (USA) Inc., the Manager

The Manager acquired 2,000,000 shares of trust stock concurrently with the closing of the initial public offering in December 2004, with an aggregate purchase price of $50.0 million, at a purchase price per share equal to the initial public offering price of $25, which were exchanged for LLC interests on June 25, 2007. Pursuant to the terms of the Management Agreement (discussed below), the Manager may sell these shares (now LLC interests) at any time. The Manager has also received additional shares of trust stock and LLC interests (the LLC interests replacing the trust stock following the dissolution of the Trust in June 2007) by reinvesting performance fees. As part of the equity offering which closed in July 2007, the Manager sold 599,000 of its LLC interests at a price of $40.99 per LLC interest. At December 31, 2007, the Manager held 3,173,123 LLC interests of the Company.

The Company entered into a management services agreement, or Management Agreement, with the Manager pursuant to which the Manager manages the Company’s day-to-day operations and oversees the management teams of the Company’s operating businesses. In addition, the Manager has the right to appoint the Chairman of the Board of the Company, and an alternate, subject to minimum equity ownership, and to

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Related Party Transactions  – (continued)

assign, or second, to the Company, on a permanent and wholly-dedicated basis, employees to assume the role of Chief Executive Officer and Chief Financial Officer and second or make other personnel available as required.

In accordance with the Management Agreement, the Manager is entitled to a quarterly base management fee based primarily on the Company’s market capitalization and a performance fee, as defined, based on the performance of the Company’s stock relative to a weighted average of two benchmark indices, a U.S. utilities index and a European utilities index, weighted in proportion to the Company’s equity investments. Currently, the Company has no non-U.S. equity investments. Base management and performance fees payable to the Manager, and the Manager’s reinvestment of the performance fee in the Company’s stock, for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
	($ in thousands)
Base management fees	$21,677	$14,497	$9,294
Performance fees	$43,962	$4,134	$—
Reinvestment of performance fees in trust stock/LLC interests:
March 2006 quarter fee (trust stock issued June 27, 2006)	—	145,547 shares	—
March 2007 quarter fee (LLC interests issued July 13, 2007)	21,972 shares	—	—
June 2007 quarter fee (LLC interests issued October 1, 2007)	1,171,503 shares	—	—

The unpaid portion of the fees at year end is included in due to manager in the consolidated balance sheet. The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid out of its management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries and investments, income taxes, audit and legal fees, and acquisitions and dispositions and its compliance with applicable laws and regulations. During the year ended December 31, 2007, the Manager charged the Company $303,000 for reimbursement of out-of-pocket expenses. The unpaid portion of the out-of-pocket expenses at year end is included in due to manager in the consolidated balance sheet. During the year ended December 31, 2006, the Manager received a tax refund of $377,000 on the Company’s behalf and paid out of pocket expenses of $360,000 on the Company’s behalf. The net amount receivable from the Manager which was outstanding at the end of 2006 is included as a reduction in due to manager in the consolidated balance sheet at December 31, 2006.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Related Party Transactions  – (continued)

Advisory and Other Services from the Macquarie Group

The Macquarie Group, and wholly-owned subsidiaries within the Macquarie Group, including Macquarie Bank Limited, or MBL, Macquarie Securities (USA) Inc., or MSUSA, and Macquarie Securities (Australia) Limited, or MSAL, have provided various advisory and other services and have incurred expenses in connection with the Company’s acquisitions, dispositions and underlying debt of MIC Inc. and the businesses. Advisory fees and out-of-pocket expenses relating to acquisitions are capitalized as a cost of the related acquisitions. Debt arranging fees are deferred and amortized over the term of the debt facility. Underwriting fees are recorded in members’/stockholders’ equity as a direct cost of equity offerings. Advisory fees relating to dispositions are included as a reduction to the gain on sale reported in earnings. Amounts relating to these transactions comprise the following ($ in thousands):

Year Ended December 31, 2007
Acquisition of Supermarine	— advisory services from MSUSA	$1,329
	— debt arranging services from MSUSA	163
Acquisition of Mercury	— advisory services from MSUSA	5,538
	— out-of-pocket expenses to MSUSA	30
Acquisition of San Jose	— advisory services from MSUSA	2,004
Acquisition of Rifle	— advisory services from MSUSA	303
Acquisition of TGC (2006)	— debt arranging services from MSUSA (additional fee due to finalization of working capital adjustment on the purchase price)	119
Refinancing of district energy business debt	— debt arranging services from MSUSA	1,414
Refinancing of airport services business debt	— debt arranging services from MSUSA	3,395
Equity offering	— underwriting services from MSUSA	2,041
Reimbursement of out-of-pocket expenses	— out-of-pocket expenses to MBL for various advisory roles	21
Year Ended December 31, 2006
Acquisition of IMTT	— advisory services from MSUSA	$4,232
Acquisition of TGC	— advisory services from MSUSA	3,750
	— debt arranging services from MSUSA	900
	— out-of-pocket reimbursement to MSUSA	53
Acquisition of Trajen	— advisory services from MSUSA	5,260
	— debt arranging services from MSUSA	900
Disposition of MCG	— broker services from MSAL	231
Disposition of SEW	— advisory services from MBL	933
Disposition of MYL	— advisory services from MBL (accrued in 2006 and paid in 2007)	867
Refinancing of airport parking business debt	— advisory services from MSUSA	1,463
MIC Inc. acquisition credit facility increase	— advisory services from MSUSA	575
Equity offering	— underwriting services from MSUSA	584
Reimbursement of due diligence costs	— reimbursement to the Company from MSUSA of 50% of due diligence costs on an acquisition that was not completed	(461)

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Related Party Transactions  – (continued)

Reimbursement of due diligence costs	— reimbursement of due diligence costs to a Macquarie Group company, on an acquisition that was not completed (accrued in 2006 and paid in 2007)	2
Reimbursement of out-of-pocket expenses	— out-of-pocket expenses to MBL for various advisory roles	53

The Company entered into an advisory agreement with MSUSA relating to the pending acquisition of Seven Bar FBOs discussed in Note 4, Acquisitions. No fees were paid as of December 31, 2007. The Company expects to pay approximately $807,000 for advisory services under this agreement in the first quarter of 2008, when the acquisition is expected to be completed.

In 2007 and 2006, the Company reimbursed affiliates of MBL for nominal amounts in relation to professional services and rent expense for premises used in Luxembourg by a wholly-owned subsidiary of Macquarie Yorkshire LLC.

In 2006, the Company and its airport services and airport parking businesses paid $19,000 in fees for employee consulting services to the Detroit and Canada Tunnel Corporation, which is owned by an entity managed by the Macquarie Group.

Long-term Debt

Prior to the airport services business refinancing in October 2007, MBL had provided a portion of the previous loan facility to our airport services business. Amounts relating to the portion of the loan from MBL comprise the following ($ in thousands):

2007
Portion of loan outstanding from MBL, as at December 31, 2007	$—
Portion of loan facility commitment provided by MBL, as at December 31, 2007	—
Maximum balance on loan outstanding from MBL during 2007	50,000
Interest expense on MBL portion of loan, 2007 year	2,867
Financing fees paid to MBL from Mercury and San Jose acquisitions	200
2006
Portion of loan outstanding from MBL, as at December 31, 2006	$50,000
Portion of loan facility commitment provided by MBL, as at December 31, 2006	50,000
Maximum balance on loan outstanding from MBL during 2006	50,000
Interest expense on MBL portion of loan, 2006 year	3,164
Financing fee to MBL	307

MIC Inc. has a $300.0 million revolving credit facility with various financial institutions, including MBL. Amounts relating to the portion of the revolving credit facility from MBL comprise the following ($ in thousands):

2008 (as at February 20)
Portion of revolving credit facility outstanding from MBL, as at February 20, 2008	$12,444
Portion of revolving credit facility commitment provided by MBL, as at February 20, 2008	66,667
Fees paid to MBL in February 2008 for the second amended and restated revolving credit facility	333
2007
Portion of revolving credit facility outstanding from MBL, as at December 31, 2007	$—
Portion of revolving credit facility commitment provided by MBL, as at December 31, 2007	50,000

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Related Party Transactions  – (continued)

Maximum balance on revolving credit facility outstanding from MBL during 2007	10,000
Interest expense on MBL portion of revolving credit facility, 2007 year	130
2006
Portion of revolving credit facility outstanding from MBL, as at December 31, 2006	$—
Portion of loan facility commitment provided by MBL, as at December 31, 2006	100,000
Maximum balance on revolving credit facility outstanding from MBL during 2006	100,000
Interest expense on MBL portion of revolving credit facility, 2006 year	3,540
Fees paid to MBL for increase in facility	250

In April 2007, MBL assigned to a third party all of its rights and obligations under the revolving credit facility agreement related to $50.0 million of its aggregate commitment, which was originally $100.0 million. In February 2008, MIC Inc. renewed its $300.0 million facility, at which time MBL increased its commitment to $66.7 million.

Derivative Instruments and Hedging Activities

The Company has derivative instruments in place to fix the interest rate on outstanding term loan facilities. At December 31, 2007, the airport services business had $900.0 million of its term loans hedged, of which MBL was providing the interest rate swaps for a notional amount of $343.3 million. The remainder of the swaps are from external parties. During the year ended December 31, 2007, MBL made net payments to the airport services business of $732,000 in relation to these swaps. At December 31, 2006, the airport services business had $480.0 million of its term loans hedged, of which MBL was providing the swaps for a notional amount of $280.8 million. The remainder of the swaps were from external parties. During the year ended December 31, 2006, MBL made net payments to the airport services business of $802,000 in relation to these swaps.

At December 31, 2007 and 2006, the gas production and distribution business had $160.0 million of its term loans hedged, of which MBL was providing the interest rate swaps for a notional amount of $48.0 million. The remainder of the swaps are from external parties. During the years ended December 31, 2007 and 2006, MBL made payments to the gas production and distribution business of $328,000 and $83,000, respectively, in relation to these swaps.

The Company, through its limited liability subsidiaries, entered into foreign-exchange related derivative instruments with MBL to manage its exchange rate exposure on its future cash flows from its non-U.S. investments, including cash flows from the dispositions of non-U.S. investments.

During the year ended December 31, 2006, SEW LLC paid £2.4 million and $124.1 million to MBL and received $4.4 million and £65.6 million which closed out four foreign currency forward contracts between the parties. As of December 31, 2006, SEW LLC had no remaining foreign currency forward contracts with MBL.

During the same period, MY LLC paid £26.1 million to MBL and received $49.2 million which closed out three foreign currency forward contracts between the parties. As of December 31, 2006, MY LLC had no remaining foreign currency forward contracts with MBL.

During the same period, CI LLC paid AUD $50.5 million to MBL and received USD $38.4 million which closed out two foreign currency forward contracts between the parties. As of December 31, 2006, CI LLC had no remaining forward currency contracts with MBL.

16. Income Taxes

As discussed in Note 13, Members’/Stockholders’ Equity, in June 2007 the Trust was dissolved and all outstanding trust stock was exchanged for LLC interests in the Company. In addition, the Company also received permission from the Internal Revenue Service, or IRS, to elect to be treated as a corporation for U.S.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Income Taxes  – (continued)

federal tax purposes as of January 1, 2007. Accordingly, the Company and its wholly-owned subsidiaries, are subject to federal and state income taxes. The Company plans to file a consolidated U.S. income tax return.

Unless otherwise noted, amounts shown below for 2006 and 2005 are for MIC Inc. and its subsidiaries, as MIC LLC and its wholly-owned LLC subsidiaries that previously held the interests in foreign entities were not subject to U.S. income taxes in 2006 and 2005.

Components of the Company’s income tax benefit for 2007 and MIC Inc. for 2006 and 2005 were as follows ($ in thousands):

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Current taxes:
Federal	$192	$176	$—
State	2,263	1,663	2,080
Total current taxes	2,455	1,839	2,080
Deferred tax benefit:
Federal	(18,784)	(13,322)	(463)
State	(3,012)	(4,771)	(862)
Change in valuation allowance	2,858	(167)	(4,370)
Total tax expense (benefit)	$(16,483)	$(16,421)	$(3,615)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are presented below ($ in thousands):

	December 31, 2007	December 31, 2006
Deferred tax assets:
Net operating loss carryforwards	$52,780	$23,801
Capital loss carryforwards	—	4,786
Lease transaction costs	1,779	1,966
Amortization of intangible assets	2,349	4,821
Deferred revenue	661	562
Accrued compensation	3,866	3,210
Accrued expenses	2,140	1,857
Other	2,843	2,543
Unrealized losses	22,926	1,456
Allowance for doubtful accounts	735	474
Total gross deferred tax assets	90,079	45,476
Less: Valuation allowance	(2,898)	(5,271)
Net deferred tax assets after valuation allowance	87,181	40,205
Deferred tax liabilities:
Intangible assets	(196,851)	(129,176)
Property and equipment	(69,799)	(61,915)
Partnership basis differences	(11,805)	(7,727)
Prepaid expenses	(2,079)	(1,479)
Other	—	(1,420)
Total deferred tax liabilities	(280,534)	(201,717)
Net deferred tax liability	(193,353)	(161,512)

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Income Taxes  – (continued)

	December 31, 2007	December 31, 2006
Less: current deferred tax asset	9,330	2,411
Noncurrent deferred tax liability	$(202,683)	$(163,923)

At December 31, 2007, the Company had net operating loss carryforwards for federal income tax purposes of approximately $133.5 million which are available to offset future taxable income, if any, through 2027. Approximately $23.9 million of these net operating losses will be limited, on an annual basis, due to the change of control of the respective subsidiaries in which such losses were incurred.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to statutory limitations on the utilization of certain deferred tax assets, the Company has applied a valuation reserve on a portion of the deferred tax assets. As a result of the utilization and expiration of certain state net operating loss carryforwards, a change in the state deferred income tax effective rate, and a settlement of the IRS examination of a portion of the airport services business for 2003, management decreased its valuation allowance for capital loss and operating loss carryforwards, by approximately $5.3 million in 2007. In the fourth quarter of 2007, management determined that it is more likely than not that the deferred tax benefit related to the state income tax net operating loss carryforward of its airport parking business will not be realized. Accordingly, a valuation allowance of approximately $2.9 million has been recorded. This additional valuation allowance is net of the related federal income tax benefit at the statutory rate of 35%.

The Company has approximately $193.4 million in net deferred tax liabilities. A significant portion of the Company’s deferred tax liabilities relates to tax basis temporary differences of both intangible assets and property and equipment. The Company records the acquisitions of consolidated businesses under the purchase method of accounting and accordingly recognizes a significant increase to the value of the intangible assets and to property and equipment. For tax purposes, the Company may assume the existing tax basis of the acquired businesses, in which cases the Company records a deferred tax liability to reflect the increase in the purchase accounting basis of the assets acquired over the carryover income tax basis. This liability will reduce in future periods as these temporary differences reverse.

In 2006, the Company revised its estimate of the effective state tax rate applicable to deferred taxes, primarily resulting from a change in the Texas franchise tax law. This change resulted in a tax benefit of approximately $754,000.

In 2006, the Company recognized a deferred tax benefit of approximately $2.4 million on the excess of the Company’s tax basis in IMTT over its carrying value. In 2007, the Company concluded that the excess basis will no longer reverse in the foreseeable future. Therefore, the current year provision includes a charge to reverse the benefit recorded in 2006.

A reconciliation of the reported income tax expense to the amount that would result by applying the U.S. federal tax rate to the reported net income (loss) is as follows ($ in thousands):

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Tax expense (benefit) at U.S. statutory rate	$(23,988)	$11,724	$4,124
Effect of permanent differences and other	1,853	648	168
State income taxes, net of federal benefit	(487)	(2,020)	1,125

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Income Taxes  – (continued)

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Tax effect of flow-through entities	—	(23,223)	(4,662)
Tax effect of IMTT taxable dividend income in excess of book income	4,456	(69)	—
Tax effect of federal dividends received deduction on IMTT dividend	(3,556)	(933)	—
Reversal of tax benefit recorded in 2006 on the excess of the tax basis over the carrying value of IMTT	2,381	(2,381)	—
Change in valuation allowance	2,858	(167)	(4,370)
Total tax benefit	$(16,483)	$(16,421)	$(3,615)

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

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense in the statements of operations, which is consistent with the recognition of these items in prior reporting periods. On January 1, 2007, the Company recorded a liability of approximately $400,000 for the payment of interest and penalties. The liability for the payment of interest and penalties did not materially change as of December 31, 2007.

During the quarter and year ended December 31, 2007, the Company determined that the statute of limitations on approximately $629,000 of unrecognized benefits expired. Approximately $554,000 of this amount was an acquired reserve, and accordingly the recognition of this benefit was treated as an adjustment of goodwill. The balance of approximately $75,000 was included in income as a reduction of state income tax expense.

During the quarter ended June 30, 2007, the IRS completed its audit of the 2003 federal income tax return for a subsidiary of the Company’s airport services business. That audit did not result in a material assessment beyond the related reserve established as of January 1, 2007, upon the adoption of FIN 48. As a result of the audit settlement, the Company no longer has a capital loss carryforward of approximately $11.9 million. The deferred tax benefits related to this carryforward loss was approximately $4.8 million, against which the Company applied a full valuation allowance. Both the carryforward loss and valuation allowance have been reversed. In addition, the IRS is conducting an audit of the airport parking business for 2004. The Company does not expect any material adjustments to result from that audit. There are no other ongoing tax examinations of returns filed by the Company or any of its subsidiaries. Federal returns for all tax years ending after 2004, and state returns for all tax years ending in 2003 and later are subject to examination by federal and state tax authorities. There was no material change in the Company’s reserve for uncertain tax positions during the quarter ended December 31, 2007, except as discussed above.

The following table sets forth a reconciliation of the Company’s unrecognized tax benefits from January 1 to December 31, 2007. The balance as of January 1, 2007 includes both the unrecognized benefits

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Income Taxes  – (continued)

as of December 31, 2006 and the additional increase in the liability upon the adoption of FIN 48 treated as a reduction in retained earnings. Amounts are in thousands.

Balance as of January 1, 2007	$1,812
Decrease attributable to settlements with taxing authorities	(180)
Decreases due to the lapse of applicable statue of limitations	(629)
Balance as of December 31, 2007	$1,003

17. Leases

The Company leases land, buildings, office space and certain office equipment under noncancellable operating lease agreements that expire through April 2031.

Future minimum rental commitments at December 31, 2007 are as follows ($ in thousands):

2008	$43,598
2009	42,018
2010	37,640
2011	36,056
2012	35,116
Thereafter	482,173
$676,601

Rent expense under all operating leases for the years ended December 31, 2007, 2006 and 2005 was $40.8 million, $28.8 million and $22.5 million, respectively.

18. Employee Benefit Plans

401(k) Savings Plan

In 2006, MIC Inc. established a defined contribution plan under section 401(k) of the Internal Revenue Code, allowing eligible employees of the consolidated businesses to contribute a percentage of their annual compensation up to an annual amount as set by the IRS. Prior to this, each of the consolidated businesses maintained their own plans. Following the establishment of the MIC Inc. plan, the airport services business, district energy business and airport parking business consolidated their plans under the MIC Inc. plan. TGC also sponsored a 401(k) plan for eligible employees of that business. On January 1, 2008, employees in the TGC 401(k) plan were added to the MIC Inc. plan. The Company intends to complete the merger of the TGC plan into the MIC Inc. plan in the first quarter of 2008.

The employer contribution to these plans ranges from 0% to 6% of eligible compensation. For the years ended December 31, 2007, 2006 and 2005, contributions were approximately $1.1 million, $688,000 and $206,000, respectively.

Retiree Medical and Life Insurance Plan

The airport services business sponsors a retiree medical and life insurance plan available to certain employees. Currently, the plan is funded as required to pay benefits, and at December 31, 2007 and 2006, the plan had no assets. The Company accounts for postretirement healthcare and life insurance benefits in accordance with FASB No. 158, which requires the accrual of the cost of providing postretirement benefits during the active service period of the employee. The projected benefit obligation at December 31, 2007 and 2006 were estimated using an assumed discount rate of 6.1% and 5.7%, respectively. There were no changes in plan provisions during 2007 and 2006. Estimated contributions by the airport services business in 2008 should approximate $115,000.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Employee Benefit Plans  – (continued)

A schedule of the benefit obligation is as follows ($ in thousands):

	2007	2006
Benefit obligation — beginning of year	$678	$748
Service costs	—	—
Interest costs	34	37
Participant contributions	33	35
Actuarial (losses) gains	(19)	64
Benefits paid	(175)	(206)
Benefit obligation — end of year	$551	$678

Union Pension Plan

TGC has a Defined Benefit Pension Plan for Classified Employees of GASCO, Inc. (the DB Plan) that accrues benefits pursuant to the terms of a collective bargaining agreement. The DB Plan is non-contributory and covers all bargaining unit employees who have met certain service and age requirements. The benefits are based on a flat rate per year of service and date of employment termination. TGC did not make any contributions to the DB Plan during 2006 or 2007. Future contributions will be made to meet ERISA funding requirements. The DB Plan’s trustee, First Hawaiian Bank, handles the DB Plan’s assets and invests them in a diversified portfolio of equity and fixed-income securities. The projected benefit obligation for the DB Plan totaled $29.0 million at both December 31, 2007 and 2006. The DB plan has assets of $24.4 million and $24.3 million at December 31, 2007 and 2006, respectively. TGC does not believe that it will be required to make any payments into the DB Plan during 2008, but contributions may be required beginning in 2009.

Other Benefits Plan

TGC has a postretirement plan. The GASCO, Inc. Hourly Postretirement Medical and Life Insurance Plan (PMLI Plan) covers all bargaining unit participants who were employed by TGC on May 1, 1999 and who retire after the attainment of age 62 with 15 years of service. Prior to the establishment of this plan, the participants were covered under a multiemployer plan administered by the Hawaii Teamsters Health and Welfare Trust; the PMLI Plan was formed when the multiemployer plan was dissolved. Under the provisions of the PMLI Plan, TGC pays for medical premiums of the retirees and spouses up until age 65. After age 65, TGC pays for medical premiums up to a maximum of $150 per month. The retirees are also provided $1,000 of life insurance benefits.

Additional information about the fair value of the benefit plan assets, the components of net periodic cost, and the projected benefit obligation as of December 31, 2007 and 2006, for the year ended December 31, 2007 and for the period from June 7, 2006 to December 31, 2006 is as follows ($ in thousands):

	DB Plan Benefits		PMLI Benefits
	2007	2006	2007	2006
Change in benefit obligation:
Benefit obligation — beginning of period	$29,023	$27,747	$1,552	$1,495
Service costs	624	345	35	19
Interest costs	1,700	955	94	51
Plan amendments	—	—	—	—
Participant contributions	—	—	24	12
Actuarial (losses) gains	(749)	739	26	14

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Employee Benefit Plans  – (continued)

	DB Plan Benefits		PMLI Benefits
	2007	2006	2007	2006
Benefits paid	(1,576)	(763)	(90)	(39)
Benefit obligation — end of year	$29,022	$29,023	$1,641	$1,552
Change in plan assets:
Fair value of plan assets — beginning of period	$24,313	$22,790	$—	$—
Actual return on plan assets	1,714	2,348	—	—
Employer/participant contributions	—	—	90	39
Expenses paid	(93)	(62)	—	—
Benefits paid	(1,576)	(763)	(90)	(39)
Fair value of plan assets — end of year	$24,358	$24,313	$—	$—

On December 31, 2006, the Company adopted the recognition and disclosure provisions of FASB No.158. FASB No. 158 required the Company to recognize the funded status (the difference between the fair value of plan assets and the projected benefit obligations) of its benefit plans in the consolidated balance sheet as at December 31, 2006 with a corresponding adjustment to accumulated other comprehensive income, net of tax. The initial adjustment for the TGC plans recorded in other comprehensive income was $505,000 ($307,000 net of taxes).

The effects of adopting the provisions of FASB No. 158 in the Company’s consolidated balance sheet as at December 31, 2007 and 2006, are presented in the following table ($ in thousands):

	DB Plan Benefits		PMLI Benefits
	2007	2006	2007	2006
Funded status:
Funded status at end of year	$(4,664)	$(4,710)	$(1,641)	$(1,552)
Employer contributions between measurement date and year end	—	—	—	—
Net amount recognized in balance sheet	$(4,664)	$(4,710)	$(1,641)	$(1,552)
Amounts recognized in balance sheet consists of:
Noncurrent assets	$—	$—	$—	$—
Current liabilities	—	—	(119)	(99)
Noncurrent liabilities	(4,664)	(4,710)	(1,522)	(1,453)
Net amount recognized in balance sheet	$(4,664)	$(4,710)	$(1,641)	$(1,552)
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income:
Transition obligation asset (obligation)	$—	$—	$—	$—

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Employee Benefit Plans  – (continued)

	DB Plan Benefits		PMLI Benefits
	2007	2006	2007	2006
Prior service credit (cost)	—	—	—	—
Accumulated gain (loss)	1,071	518	(40)	(14)
Accumulated other comprehensive income	1,071	518	(40)	(14)
Cumulative employer contributions in excess of net periodic benefit cost	(5,735)	(5,228)	(1,601)	(1,538)
Net amount recognized in balance sheet	$(4,664)	$(4,710)	$(1,641)	$(1,552)

The components of net periodic benefit cost and other changes in other comprehensive income for the plans are shown below ($ in thousands):

	DB Plan Benefits		PMLI Benefits
	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$624	$345	$35	$19
Interest cost	1,700	955	94	51
Expected return on plan assets	(1,818)	(1,029)	—	—
Recognized actuarial loss	—	—	—	—
Amortization of prior service cost	—	—	—	—
Net periodic benefit cost	$506	$271	$129	$70
Other changes recognized in other comprehensive income:
Transition obligation (asset) arising during period	$—	N/A	$—	N/A
Prior service cost (credit) arising during period	—	N/A	—	N/A
Net loss (gain) arising during period	(552)	N/A	26	N/A
Amortization of transition (obligation) asset	—	N/A	—	N/A
Amortization of prior service (cost) credit	—	N/A	—	N/A
Amortization of gain (loss)	—	N/A	—	N/A
Total recognized in other comprehensive income	$(552)	N/A	$26	N/A

	DB Plan Benefits		PMLI Benefits
	2007	2006	2007	2006
Estimated amounts that will be amortized from accumulated other comprehensive income over the next year:
Amortization of transition obligation (asset)	$—	—	—	—
Amortization of prior service cost (credit)	113	—	—	—
Amortization of net (gain) loss	—	—	—	—
Weighted average assumptions to determine benefit obligations:
Discount rate	6.30%	6.00%	6.20%	6.00%

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Employee Benefit Plans  – (continued)

	DB Plan Benefits		PMLI Benefits
	2007	2006	2007	2006
Rate of compensation increases	N/A	N/A	N/A	N/A
Measurement date	December 31	December 31	December 31	December 31
Weighted average assumptions to determine net cost:
Discount rate	6.00%	6.25%	6.00%	6.25%
Expected long-term rate of return on plan assets during fiscal year	7.75%	8.25%	N/A	N/A
Rate of compensation increases	N/A	N/A	N/A	N/A
Assumed healthcare cost trend rates:
Initial health care cost trend rate			9.50%
Ultimate rate			5.00%
Year ultimate rate is reached			2017

TGC has instructed the trustee to maintain the allocation of the DB Plan’s assets between equity securities and fixed income (debt) securities within the pre-approved parameters set by the management of TGC (65% equity securities and 35% fixed income securities). The DB Plan weighted average asset allocation at December 31, 2007 and 2006 was:

	2007	2006
Equity instruments	64%	66%
Fixed income securities	35%	34%
Cash	1%	—
Total	100%	100%

The expected return on plan assets of 7.75% was estimated based on the allocation of assets and management’s expectations regarding future performance of the investments held in the investment portfolio.

The discount rates of 6.30% and 6.20% for the DB Plan and PMLI Plan, respectively, were based on high quality corporate bond rates that approximate the expected settlement of obligations. The estimated future benefit payments for the next ten years are as follows ($ in thousands):

	DB Plan Benefits	PMLI Benefits
2008	$1,774	$119
2009	1,885	101
2010	1,993	101
2011	2,121	138
2012	2,201	147
2013 – 2017	11,891	754

19. Legal Proceedings and Contingencies

The subsidiaries of MIC Inc. are subject to legal proceedings arising in the ordinary course of business. In management’s opinion, the Company has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions, and does not believe the outcome of any pending legal proceedings will be material to the Company’s financial position or results of operations.

There are no material legal proceedings pending other than ordinary routine litigation incidental to the Company’s businesses.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Dividends

The Company’s Board of Directors declared the following dividends during 2005, 2006 and 2007:

Date Declared	Quarter Ended	Holders of Record Date	Payment Date	Dividend per LLC Interest/Trust Stock
May 14, 2005	December 31, 2004	June 2, 2005	June 7, 2005	$0.0877
May 14, 2005	March 31, 2005	June 2, 2005	June 7, 2005	0.50
August 8, 2005	June 30, 2005	September 6, 2005	September 9, 2005	0.50
November 7, 2005	September 30, 2005	December 6, 2005	December 9, 2005	0.50
March 14, 2006	December 31, 2005	April 5, 2006	April 10, 2006	0.50
May 4, 2006	March 31, 2006	June 5, 2006	June 9, 2006	0.50
August 7, 2006	June 30, 2006	September 6, 2006	September 11, 2006	0.525
November 8, 2006	September 30, 2006	December 5, 2006	December 8, 2006	0.55
February 27, 2007	December 31, 2006	April 4, 2007	April 9, 2007	0.57
May 3, 2007	March 31, 2007	June 5, 2007	June 8, 2007	0.59
August 7, 2007	June 30, 2007	September 6, 2007	September 11, 2007	0.605
November 6, 2007	September 30, 2007	December 5, 2007	December 10, 2007	0.62

The distributions declared have been recorded as a reduction to stock in the members’/stockholders’ equity section, or accumulated (deficit) gain, in the consolidated balance sheets.

21. Subsequent Events

Distributions

On February 25, 2008, our Board of Directors declared a dividend of $0.635 per LLC interest for the quarter ended December 31, 2007, payable on March 10, 2008 to holders of record on March 5, 2008.

Acquisitions

See Note 4, Acquisitions, for details about payments made in 2008 relating to the acquisition of Mercury FBOs, which was completed in 2007.

MIC Inc. Credit Facility

As discussed in Note 10, Long-Term Debt, in February 2008, MIC Inc. renewed its revolving acquisition credit facility to extend the maturity from March 2008 to March 2010 and drew down $56.0 million to fund the acquisition of Seven Bar FBOs and also to finance other projects. Details about the Macquarie Group portion of the drawdowns on this facility, and payments to the Macquarie Group, are discussed in Note 15, Related Party Transactions.

22. Quarterly Data (Unaudited)

The data shown below includes all adjustments which the Company considers necessary for a fair presentation of such amounts.

	Operating Revenue			Operating Income (Loss)			Net Income (Loss)
	2007	2006	2005	2007	2006	2005	2007	2006	2005
	($ in thousands)
Quarter ended:
March 31	$168,982	$86,194	$65,735	$19,798	$4,309	$5,867	$7,877	$7,561	$4,238
June 30	177,205	105,933	72,519	(22,933)	13,578	7,513	(25,047)	9,437	3,349
September 30	221,526	163,260	79,935	23,908	13,808	6,451	(17,992)	(10,018)	2,575
December 31	263,681	164,644	86,554	15,478	(5,619)	5,520	(16,892)	42,938	5,034

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Charged to Costs and Expenses	Other	Deductions	Balance at End of Year
	($ in thousands)
Allowance for Doubtful Accounts
For the Year Ended December 31, 2005	$1,359	$4	$—	$(524)	$839
For the Year Ended December 31, 2006:	$839	$635	$64	$(103)	$1,435
For the Year Ended December 31, 2007:	$1,435	$1,018	$—	$(73)	$2,380

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Management’s Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our chief executive officer and chief financial officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13(a)-15(e) of the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2007. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Accordingly, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management used the framework set forth in the report entitled “Internal Control-Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (referred to as “COSO”) to evaluate the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. As permitted under the guidance of the SEC released October 16, 2004, in Question 3 of its “Frequently Asked Questions” regarding Securities Exchange Act Release No. 34-47986, Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the scope of management’s evaluation excluded the business acquired through the purchase of Supermarine of Stewart, LLC and other Supermarine companies (Supermarine), acquisition date May 30, 2007; the purchase of Mercury Air Center, Inc. (Mercury); acquisition date August 9, 2007; the purchase of SJJC Aviation Services, LLC (San Jose), acquisition date August 17, 2007 and the purchase of Rifle Jet Center, LLC and Rifle Jet Center Maintenance, LLC (Rifle), acquisition date November 30, 2007. Accordingly, management’s assessment of the Company’s internal control over financial reporting does not include internal control over financial reporting of Supermarine, Mercury, San Jose and Rifle. The assets of Supermarine represent 3.3% of the Company’s total assets at December 31, 2007 and generated 2.3% of the Company’s total revenue during the year ended December 31, 2007. The assets of Mercury represent 18.4% of the Company’s total assets at December 31, 2007 and generated 9.1% of the Company’s total revenue during the year ended December 31, 2007. The assets of San Jose represent 7.3% of the Company’s total assets at December 31, 2007 and generated 3.4% of the Company’s total revenue during the year ended

December 31, 2007. The assets of Rifle represent 0.6% of the Company’s total assets at December 31, 2007 and generated 0.1% of the Company’s total revenue during the year ended December 31, 2007.

As a result of its evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their report appearing on page 114, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

(c) Attestation Report of Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Members/Stockholders
Macquarie Infrastructure Company LLC:

We have audited Macquarie Infrastructure Company LLC’s (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Macquarie Infrastructure Company LLC’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorization of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Macquarie Infrastructure Company LLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management’s evaluation excluded the business acquired through the purchase of Supermarine of Stewart, LLC and other Supermarine companies (Supermarine), acquisition date May 30, 2007, the purchase of Mercury Air Center, Inc. (Mercury), acquisition date August 9, 2007, the purchase of SJJC Aviation Services, LLC (San Jose), acquisition date August 17, 2007 and the purchase of Rifle Jet Center, LLC and Rifle Jet Center Maintenance, LLC (Rifle), acquisition date November 30, 2007. The assets of Supermarine represent 3.3% of the Company’s total assets at December 31, 2007 and generated 2.3% of the Company’s total revenue during the year ended December 31, 2007. The assets of Mercury represent 18.4% of the Company’s total assets at December 31, 2007 and generated 9.1% of the Company’s total revenue during the year ended December 31, 2007. The assets of San Jose represent 7.3% of the Company’s total assets at December 31, 2007 and generated 3.4% of the Company’s total revenue during the year ended December 31, 2007. The assets of Rifle represent 0.6% of the Company’s total assets at December 31, 2007 and generated 0.1% of the Company’s total revenue during the year ended December 31, 2007. Our audit of internal control over financial reporting of Macquarie Infrastructure Company LLC also excluded an evaluation of the internal control over financial reporting of Supermarine, Mercury, San Jose, and Rifle.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Macquarie Infrastructure Company LLC as of December 31, 2007 and 2006, and the related consolidated statements of operations, consolidated statements of members’/stockholders’ equity and comprehensive income (loss), and consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 27, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Dallas, Texas
February 27, 2008

(d) Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) was identified in connection with the evaluation described in (b) above during the fiscal quarter ended December 31, 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrants

The company will furnish to the Securities and Exchange Commission a definitive proxy statement not later than 120 days after the end of the fiscal year ended December 31, 2007. The information required by this item is incorporated herein by reference to the proxy statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2008.

MACQUARIE INFRASTRUCTURE COMPANY LLC
(Registrant)

By:	/s/ Peter Stokes Chief Executive Officer

We, the undersigned directors and executive officers of Macquarie Infrastructure Company LLC, hereby severally constitute Peter Stokes and Francis T. Joyce, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Macquarie Infrastructure Company LLC and in the capacities indicated on the 28th day of February 2008.

Signature	Title
/s/ Peter Stokes Peter Stokes	Chief Executive Officer (Principal Executive Officer)
/s/ Francis T. Joyce Francis T. Joyce	Chief Financial Officer (Principal Financial Officer)
/s/ Todd Weintraub Todd Weintraub	Principal Accounting Officer
/s/ John Roberts John Roberts	Chairman of the Board of Directors
/s/ Norman H. Brown, Jr. Norman H. Brown, Jr.	Director
/s/ George W. Carmany III George W. Carmany III	Director
/s/ William H. Webb William H. Webb	Director

Exhibit Index

Exhibit Number	Description
2.1	Purchase and Sale Agreement dated April 18, 2006 by and among Trajen Holdings, Inc., the stockholders thereof and Macquarie FBO Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the “March 2006 Quarterly Report”))
2.2	Stock Subscription Agreement dated April 14, 2006 between Macquarie Terminal Holdings LLC, IMTT Holdings Inc. and the Current Owners (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on April 17, 2006)
2.3	Business Purchase Agreement (Santa Monica), dated as of December 21, 2006, among David G. Price, individually and as trustee for the David G. Price 2006 Family Trust dated January 13, 2006, Dallas P. Price-Van Breda, individually and as trustee for the Dallas Price-Van Breda 2006 Family Trust dated May 3, 2006, Supermarine Aviation, Limited and Macquarie FBO Holdings LLC (incorporated by reference to Exhibit 2.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Annual Report”))
2.4	Membership Interest Purchase Agreement (Stewart), dated as of December 21, 2006, between David G. Price and Macquarie FBO Holdings LLC (incorporated by reference to Exhibit 2.6 to the Registrant’s 2006 Annual Report)
2.5	Stock Purchase Agreement dated as of April 16, 2007 by and among Macquarie FBO Holdings LLC, Mercury Air Centers, Inc., the Stockholders named therein and Allied Capital Corporation, as the Seller Representative (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the “March 2007 Quarterly Report”))
2.6	Stock Option Agreement, dated August 8, 2007, by and between Kenneth C. Ricci and Macquarie Infrastructure Company LLC, and related assignment thereof (incorporated by reference to Exhibit 2.2 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (the “September 2007 Quarterly Report”)
2.7	Amendment to Stock Purchase Agreement, dated June 12, 2007, between Macquarie FBO Holdings LLC, Mercury Air Centers, Inc. and Allied Capital Corporation as the Seller Representative (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2007 (the “June 18, 2007 8-K”))
2.8	Purchase Agreement, dated as of June 12, 2007, among MAC Acquisitions LLC, San Jose Jet Center, Inc., ACM Aviation Inc., certain beneficial owners of Jet Center Inc. and ACM Inc. named therein, SJJC Aviation Services, LLC, SJJC FBO Services, LLC, SJJC Airline Services, LLC, Jet Center Property Services, LLC, ACM Property Services, LLC and ACM Aviation, LLC (incorporated by reference to Exhibit 2.2 of the June 18, 2007 8-K)
2.9	Assignment and Assumption of San Jose Purchase Agreement, dated as of June 12, 2007, between MAC Acquisitions LLC and Macquarie FBO Holdings LLC (incorporated by reference to Exhibit 2.3 of the June 18, 2007 8-K)
2.10	Second Amendment to Stock Purchase Agreement, dated as of July 21, 2007, by and among Macquarie FBO Holdings LLC, Mercury Air Centers, Inc. and Allied Capital Corporation as the Seller Representative (incorporated by reference to Exhibit 2.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (the “June 2007 Quarterly Report”))
3.1	Third Amended and Restated Operating Agreement of Macquarie Infrastructure Company LLC (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2007 (the “June 22, 2007 8-K”))
3.2	Amended and Restated Certificate of Formation of Macquarie Infrastructure Assets LLC Trust (incorporated by reference to Exhibit 3.8 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-116244) (“Amendment No. 2”)

Exhibit Number	Description
4.1	Specimen certificate evidencing LLC interests of Macquarie Infrastructure Company LLC (incorporated by reference to Exhibit 4.1 of the June 22, 2007 8-K)
10.1	Amended and Restated Management Services Agreement, dated as of June 22, 2007, among Macquarie Infrastructure Company LLC, Macquarie Infrastructure Company Inc., Macquarie Yorkshire LLC, South East Water LLC, Communications Infrastructure LLC and Macquarie Infrastructure Management (USA) Inc. (incorporated by reference to Exhibit 10.1 of the June 22, 2007 8-K)
10.2*	Amendment No. 1 to the Amended and Restated Management Services Agreement, dated as of February 7, 2008, among Macquarie Infrastructure Company LLC, Macquarie Infrastructure Company Inc., Macquarie Yorkshire LLC, South East Water LLC, Communications Infrastructure LLC and Macquarie Infrastructure Management (USA) Inc.
10.3	Registration Rights Agreement among Macquarie Infrastructure Company Trust, Macquarie Infrastructure Company LLC and Macquarie Infrastructure Management (USA) Inc. dated as of December 21, 2004 (incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 27, 2004)
10.4	Macquarie Infrastructure Company LLC - Independent Directors Equity Plan (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Annual Report”))
10.5*	Second Amended and Restated Credit Agreement, dated as of February 13, 2008, among Macquarie Infrastructure Company Inc., Macquarie Infrastructure Company LLC, the Lenders (as defined therein), the Issuers (as defined therein) and Citicorp North America, Inc., as administrative agent.
10.6	Loan Agreement dated as of September 1, 2006 between Parking Company of America Airports, LLC, Parking Company of America Airports Phoenix, LLC, PCAA SP, LLC and PCA Airports, Ltd., as borrowers, and Capmark Finance Inc., as lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 7, 2006)
10.7	District Cooling System Use Agreement dated as of October 1, 1994 between the City of Chicago, Illinois and MDE Thermal Technologies, Inc., as amended on June 1, 1995, July 15, 1995, February 1, 1996, April 1, 1996, October 1, 1996, November 7, 1996, January 15, 1997, May 1, 1997, August 1, 1997, October 1, 1997, March 12, 1998, June 1, 1998, October 8, 1998, April 21, 1999, March 1, 2000, March 15, 2000, June 1, 2000, August 1, 2001, November 1, 2001, June 1, 2002, and June 30, 2004 (incorporated by reference to Exhibit 10.25 of Amendment No. 2)
10.8	Twenty-Third Amendment to the District Cooling System Use Agreement dated as of November 1, 2005 by and between the City of Chicago and Thermal Chicago Corporation (incorporated by reference to Exhibit 10.5 the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the “June 2006 Quarterly Report”)
10.9	Twenty-Fourth Amendment to District Cooling System Use Agreement, dated as of November 1, 2006, by and between the City of Chicago, Illinois and MDE Thermal Technologies, Inc. (incorporated by reference to Exhibit 10.3 of the March 2007 Quarterly Report)
10.10	Loan Agreement dated as of September 21, 2007 among Macquarie District Energy, Inc., the Lenders defined therein, Dresdner Bank AG New York Branch, as administrative agent and LaSalle Bank National Association, as issuing bank (incorporated by reference to Exhibit 10.1 the Registrant’s Current Report on Form 8-K filed with the SEC on September 27, 2007).
10.11*	Amendment Number One to Loan Agreement, dated as of December 21, 2007, among Macquarie District Energy, Inc., the several banks and other financial institutions signatories hereto, LaSalle Bank National Association, as Issuing Bank and Dresdner Bank AG New York Branch, as Administrative Agent.

Exhibit Number	Description
10.12*	Amendment Number Two To Loan Agreement, dated as of February 22, 2008, among Macquarie District Energy, Inc., the several banks and other financial institutions signatories thereto; LaSalle Bank National Association, as Issuing Bank and Dresdner Bank Ag New York Branch, as Administrative Agent
10.13	Note Purchase Agreement dated as of September 27, 2004 among Macquarie District Energy, Inc., John Hancock Life Insurance Company, John Hancock Variable Life Insurance Company, The Manufacturers Life Insurance Company (U.S.A.), Allstate Life Insurance Company and Allstate Insurance Company (incorporated by reference to Exhibit 10.26 of Amendment No. 2)
10.14	Shareholder's Agreement dated April 14, 2006 between Macquarie Terminal Holdings LLC, IMTT Holdings Inc., the Current Shareholders and the Current Beneficial Owners named therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on April 17, 2006)
10.15	Letter Agreement dated January 23, 2007 between Macquarie Terminal Holdings LLC, IMTT Holdings Inc., the Current Shareholders and the Current Beneficial Owners named therein (incorporated by reference to Exhibit 10.10 to the Registrant’s 2006 Annual Report)
10.16	Letter Agreement entered into as of June 20, 2007 among IMTT Holdings Inc. (IMTT Holdings), Macquarie Terminal Holdings LLC and the Current Beneficial Shareholders of IMTT Holdings, amending the Shareholders Agreement dated April 14, 2006 (as amended) between IMTT Holdings and the Shareholders thereof (incorporated by reference to Exhibit 10.5 to the June 2007 Quarterly Report)
10.17	Letter Agreement dated as of July 30, 2007 among IMTT Holdings Inc. (IMTT), Macquarie Terminal Holdings LLC and the other current beneficial shareholders of IMTT amending the Shareholders Agreement dated April 14, 2006 (as amended) between the same parties (incorporated by reference to Exhibit 10.6 to the June 2007 Quarterly Report)
10.18	Loan Agreement, dated as of September 27, 2007, among Atlantic Aviation FBO Inc., the Lenders, as defined therein, and Depfa Bank plc, as Administrative Agent, and Amendments No. 1 and No. 2 thereto (incorporated by reference to Exhibit 10.1 of the September 2007 Quarterly Report)
10.19*	Waiver and Amendment Number Three to Loan Agreement, dated as of November 30, 2007, among Atlantic Aviation FBO Inc., the several banks and other financial institutions signatories thereto and Depfa Bank plc, as Administrative Agent.
10.20*	Waiver and Amendment Number Four to Loan Agreement dated as of December 27, 2007 among Atlantic Aviation FBO INC. and the several banks and other financial institutions signatories thereto.
10.21*	Consent and Amendment Number Five to Loan Agreement dated as of January 31, 2008 among Atlantic Aviation FBO INC., Atlantic Aviation FBO Holdings LLC (formerly known as Macquarie FBO Holdings LLC) and the several banks and other financial institutions signatories thereto.
10.22	Amended and Restated Loan Agreement dated as of June 7, 2006, among HGC Holdings LLC, Macquarie Gas Holdings LLC, the Lenders named herein and Dresdner Bank AG London Branch (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the SEC on June 12, 2006)
10.23	Amended and Restated Loan Agreement, dated as of June 7, 2006, among The Gas Company LLC, Macquarie Gas Holdings LLC, the Lenders defined therein and Dresdner Bank AG London Branch (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed with the SEC on June 12, 2006)

Exhibit Number	Description
10.24	Petroleum Feedstock Agreement, dated as of October 31, 1997, by and between BHP Petroleum Americas Refining Inc. and Citizens Utilities Company (incorporated by reference to Exhibit 10.4 of the June 2006 Quarterly Report)
10.25	Amendment No.1, dated as of October 24, 2007 to Petroleum Feedstock Agreement, dated as of October 31, 1997, by and between Tesoro Hawaii Corporation and The Gas Company, LLC (incorporated by reference to Exhibit 10.3 of the September 2007 Quarterly Report)
21.1*	Subsidiaries of the Registrants
23.1*	Consent of KPMG LLP
23.2*	Consent of KPMG LLP (IMTT)
24.1*	Powers of Attorney (included in signature pages)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
31.3*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Accounting Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
99.1*	Consolidated Financial Statements for IMTT Holdings Inc., for the Years Ended December 31, 2007 and December 31, 2006

*	Filed herewith.