Form 10-Q
period 2008-03-31
Macquarie Infrastructure CO LLC
filed 2008-05-08
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  to .

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

There were 44,938,380 limited liability company interests without par value outstanding at May 7, 2008.

MACQUARIE INFRASTRUCTURE COMPANY LLC

Macquarie Infrastructure Company LLC is not an authorized deposit-taking institution for the purposes of the Banking Act 1959 (Commonwealth of Australia) and its obligations do not represent deposits or other liabilities of Macquarie Bank Limited ABN 46 008 583 542 (MBL). MBL does not guarantee or otherwise provide assurance in respect of the obligations of Macquarie Infrastructure Company LLC.

i

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED BALANCE SHEETS
As of March 31, 2008 and December 31, 2007
($ In Thousands, Except Share Data)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,304	$57,473
Restricted cash	1,312	1,335
Accounts receivable, less allowance for doubtful accounts of $2,103 and $2,380, respectively	107,067	94,541
Dividends receivable	7,000	7,000
Other receivables	75	445
Inventories	19,470	18,219
Prepaid expenses	10,180	10,418
Deferred income taxes	9,330	9,330
Other	12,364	11,706
Total current assets	228,102	210,467
Property, equipment, land and leasehold improvements, net	690,221	674,952
Restricted cash	19,786	19,363
Equipment lease receivables	38,176	38,834
Investment in unconsolidated business	202,518	211,606
Goodwill	775,565	770,108
Intangible assets, net	873,716	857,345
Deferred costs on acquisitions	—	278
Deferred financing costs, net of accumulated amortization	28,067	28,040
Other	2,042	2,036
Total assets	$2,858,193	$2,813,029
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Due to manager – related party	$4,704	$5,737
Accounts payable	68,933	59,303
Accrued expenses	25,934	31,184
Current portion of notes payable and capital leases	6,461	5,094
Current portion of long-term debt	4,394	162
Fair value of derivative instruments	38,153	14,224
Customer deposits	8,983	9,481
Other	9,248	8,330
Total current liabilities	166,810	133,515
Notes payable and capital leases, net of current portion	3,013	2,964
Long-term debt, net of current portion	1,490,821	1,426,494
Deferred income taxes	182,476	202,683
Fair value of derivative instruments	71,121	42,832
Other	32,521	30,817
Total liabilities	1,946,762	1,839,305
Minority interests	6,726	7,172
Commitments and contingencies	—	—
Members’ equity:
LLC interests, no par value; 500,000,000 authorized; 44,938,380 LLC interests issued and outstanding at March 31, 2008 and December 31, 2007	1,023,480	1,052,062
Accumulated other comprehensive loss	(64,330)	(33,055)
Accumulated deficit	(54,445)	(52,455)
Total members’ equity	904,705	966,552
Total liabilities and members’ equity	$2,858,193	$2,813,029

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the Quarters Ended March 31, 2008 and 2007
(Unaudited)
($ In Thousands, Except Share and per Share Data)

	Quarter Ended March 31, 2008	Quarter Ended March 31, 2007
Revenue
Revenue from product sales	$159,325	$88,357
Revenue from product sales – utility	29,399	22,291
Service revenue	88,785	57,086
Financing and equipment lease income	1,194	1,248
Total revenue	278,703	168,982
Costs and expenses
Cost of product sales	108,517	53,706
Cost of product sales – utility	24,335	16,778
Cost of services	33,256	23,342
Selling, general and administrative	63,857	38,978
Fees to manager – related party	4,626	5,561
Depreciation	6,723	3,891
Amortization of intangibles	10,739	6,928
Total operating expenses	252,053	149,184
Operating income	26,650	19,798
Other income (expense)
Interest income	473	1,459
Interest expense	(25,826)	(17,566)
Equity in (losses) earnings and amortization charges of investees	(2,089)	3,465
Loss on derivative instruments	(305)	(477)
Other income (expense), net	192	(916)
Net (loss) income before income taxes and minority interests	(905)	5,763
(Provision) benefit for income taxes	(1,364)	2,045
Net (loss) income before minority interests	(2,269)	7,808
Minority interests	(279)	(69)
Net (loss) income	$(1,990)	$7,877
Basic (loss) earnings per share:	$(0.04)	$0.21
Weighted average number of shares outstanding: basic	44,938,380	37,562,165
Diluted (loss) earnings per share:	$(0.04)	$0.21
Weighted average number of shares outstanding: diluted	44,938,380	37,579,034
Cash distributions declared per share	$0.635	$0.57

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the Quarters Ended March 31, 2008 and 2007
(Unaudited)
($ In Thousands)

	Quarter Ended March 31, 2008	Quarter Ended March 31, 2007
Operating Activities
Net (loss) income	$(1,990)	$7,877
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	9,469	6,357
Amortization of intangible assets	10,739	6,928
Equity in losses (earnings) and amortization charges of investees	2,089	(3,465)
Equity distributions from investees	—	3,465
Amortization of debt financing costs	1,760	1,451
Non-cash derivative loss (gain), net of non-cash interest expense	382	(1,093)
Performance fees settled in LLC interests	—	957
Equipment lease receivable, net	508	708
Deferred rent	572	640
Deferred taxes	(2,590)	(3,020)
Other non-cash expenses, net	73	424
Non-operating losses relating to foreign investments	—	2,465
Changes in other assets and liabilities, net of acquisitions:
Restricted cash	23	259
Accounts receivable	(12,191)	(4,015)
Inventories	(800)	(841)
Prepaid expenses and other current assets	1,272	1,371
Due to manager – related party	(1,033)	181
Accounts payable and accrued expenses	2,444	3,355
Income taxes payable	3,577	2,838
Other, net	(207)	729
Net cash provided by operating activities	14,097	27,571
Investing Activities
Acquisitions of businesses and investments, net of cash acquired	(41,864)	(143)
Costs of dispositions	—	(322)
Proceeds from sale of equity investment	—	84,977
Settlements of non-hedging derivative instruments	—	(1,631)
Purchases of property and equipment	(13,708)	(7,558)
Return of investment in unconsolidated business	7,000	3,535
Other	137	—
Net cash (used in) provided by investing activities	(48,435)	78,858
Financing activities
Proceeds from long-term debt	2,000	1,000
Proceeds from line of credit facilities	67,850	1,750
Offering and equity raise costs paid	(65)	—
Distributions paid to holders of LLC interests	(28,536)	—
Distributions paid to minority shareholders	(167)	(224)
Payment of long-term debt	(40)	(39)
Debt financing costs paid	(1,788)	(54)
Change in restricted cash	(617)	751
Payment of notes and capital lease obligations	(468)	(596)
Net cash provided by financing activities	38,169	2,588
Effect of exchange rate changes on cash	—	(1)
Net change in cash and cash equivalents	3,831	109,016
Cash and cash equivalents, beginning of period	57,473	37,388
Cash and cash equivalents, end of period	$61,304	$146,404

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS – (continued)
For the Quarters Ended March 31, 2008 and 2007
(Unaudited)
($ In Thousands)

	Quarter Ended March 31, 2008	Quarter Ended March 31, 2007
Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Accrued acquisition and equity offering costs	$343	$1,078
Accrued purchases of property and equipment	$742	$2,393
Acquisition of equipment through capital leases	$—	$30
Taxes paid	$489	$960
Interest paid	$23,859	$16,131

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Description of Business

Macquarie Infrastructure Company LLC, a Delaware limited liability company, was formed on April 13, 2004. Macquarie Infrastructure Company LLC, both on an individual entity basis and together with its wholly-owned subsidiaries, is referred to in these financial statements as the Company. The Company owns, operates and invests in a diversified group of infrastructure businesses in the United States. Macquarie Infrastructure Management (USA) Inc. is the Company’s manager and is referred to in these financial statements as the Manager. The Manager is a subsidiary of the Macquarie Group of companies, which is comprised of Macquarie Group Limited and its subsidiaries and affiliates worldwide. Macquarie Group Limited is headquartered in Australia and is listed on the Australian Stock Exchange.

Macquarie Infrastructure Company Trust, or the Trust, a Delaware statutory trust, was also formed on April 13, 2004. Prior to December 21, 2004, the Trust was a wholly-owned subsidiary of the Manager. On June 25, 2007, all of the outstanding shares of trust stock issued by the Trust were exchanged for an equal number of limited liability company, or LLC, interests in the Company, and the Trust was dissolved. Prior to this exchange of trust stock for LLC interests and the dissolution of the Trust, all interests in the Company were held by the Trust. The Company continues to be an operating entity with a Board of Directors and other corporate governance responsibilities generally consistent with that of a Delaware corporation.

The Company owns its businesses through its wholly-owned subsidiary Macquarie Infrastructure Company Inc., or MIC Inc. The Company’s businesses operate predominantly in the United States, and comprise the following:

(i)	an airport services business — operates the largest network of fixed base operations, or FBOs, in the U.S. FBOs provide products and services like fuel and aircraft parking for owners and operators of private jets;
(ii)	a 50% interest in a bulk liquid storage terminal business — provides bulk liquid storage and handling services in North America and is one of the largest participants in this industry in the U.S., based on capacity;
(iii)	a gas production and distribution business — a full-service gas energy company, making gas products and services available in Hawaii;
(iv)	a district energy business — operates the largest district cooling system in the U.S. and serves various customers in Chicago, Illinois and Las Vegas, Nevada; and
(v)	an airport parking business — the largest provider of off-airport parking services in the U.S., with 30 facilities in 20 major airport markets.

During the year ended December 31, 2007, the Company completed the following acquisitions:

•	On May 30, 2007, the Company completed the acquisition of 100% of the interests in entities that own and operate two FBOs at Stewart International Airport in New York and Santa Monica Municipal Airport in California, together referred to as “Supermarine”.
•	On August 9, 2007, the Company completed the acquisition of approximately 89% of the equity of Mercury Air Center, Inc., or Mercury, which owns and operates 24 FBOs in the United States. On October 2, 2007, the Company acquired the remaining 11% of equity.
•	On August 17, 2007, the Company completed the acquisition of 100% of the membership interests in SJJC Aviation Services, LLC, or San Jose, which owns and operates the two FBOs at San Jose Mineta International Airport, located in San Jose, California.
•	On November 30, 2007, the Company completed the acquisition of 100% of the membership interests in Rifle Jet Center, LLC and Rifle Jet Center Maintenance, LLC, which own and operate an FBO at Garfield County Regional Airport in Rifle, Colorado.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Description of Business  – (continued)

During the quarter ended March 31, 2008, the Company completed the following acquisition:

•	On March 4, 2008, the Company completed the acquisition of 100% of the equity in entities that own and operate three FBOs in Farmington and Albuquerque, New Mexico and Sun Valley, Idaho, collectively referred to as “Seven Bar”.

2. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of consolidated financial statements in conformity with GAAP requires estimates and assumptions. Management evaluates these estimates and judgments on an ongoing basis. Actual results may differ from the estimates and assumptions used in the financial statements and notes. Operating results for the quarter ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The consolidated balance sheet at December 31, 2007 has been derived from audited financial statements but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. Certain reclassifications were made to the financial statements for the prior period to conform to current year presentation.

The interim financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 28, 2008.

3. Adoption of New Accounting Pronouncement

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, or FASB No. 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FASB No. 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, FASB No. 157 does not require any new fair value measurements. FASB No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 inputs), second priority to other observable information such as quoted prices in markets that are not active or other directly or indirectly observable inputs (level 2 inputs) and the lowest priority to unobservable data (level 3 inputs). A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The provisions of FASB No. 157 were effective as of the beginning of the Company’s 2008 fiscal year. The Company adopted FASB No. 157 on January 1, 2008 and the required disclosures are included in these financial statements, except as noted below. The impact of the adoption did not have a material impact on the Company’s financial results of operations and financial condition. In accordance with FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which was issued in February 2008, the Company has deferred the adoption of FASB No. 157 for all non-financial assets and liabilities. Major categories of non-financial assets and liabilities to which this deferral applies include, but is not limited to, the Company’s property, equipment, land and leasehold improvements; intangible assets; and goodwill.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

4. (Loss) Earnings Per Share

The following is a reconciliation of the basic and diluted number of shares used in computing (loss) earnings per share:

	Quarter Ended March 31, 2008	Quarter Ended March 31, 2007
Weighted average number of shares outstanding: basic	44,938,380	37,562,165
Dilutive effect of restricted stock unit grants	—	16,869
Weighted average number of shares outstanding: diluted	44,938,380	37,579,034

The effect of potentially dilutive shares for the quarter ended March 31, 2007 is calculated by assuming that the 16,869 restricted stock unit grants issued to the independent directors on May 25, 2006 had been fully converted to shares on that date. The 10,314 restricted stock unit grants provided to the independent directors on May 24, 2007 were anti-dilutive for the quarter ended March 31, 2008 due to the Company’s net loss for that period.

5. Acquisitions

Seven Bar FBOs

On March 4, 2008, the Company’s airport services business completed the acquisition of 100% of the interests in Sun Valley Aviation, Inc., SB Aviation Group, Inc. and Seven Bar Aviation Inc. (collectively referred to as “Seven Bar”). Seven Bar owns and operates three FBOs located in Farmington and Albuquerque, New Mexico and Sun Valley, Idaho.

The cost of the acquisition, including transaction costs, was $41.8 million and the Company has pre-funded integration costs of $300,000. The Company financed the acquisition with part of the $56.0 million of borrowings under the MIC Inc. revolving acquisition credit facility.

For description of related party transactions associated with the Company’s acquisition, see Note 13, Related Party Transactions.

The acquisition has been accounted for under the purchase method of accounting. Accordingly, the results of operations of Seven Bar are included in the consolidated statements of operations and as a component of the Company’s airport services business segment since March 4, 2008.

The preliminary allocation of the purchase price, including transaction costs, was as follows ($ in thousands):

Current assets	$1,147
Property, equipment and leasehold improvements	10,244
Intangible assets:
Customer relationships	690
Contract rights	26,370
Non-compete agreements	50
Goodwill	4,930
Total assets acquired	43,431
Current liabilities	1,296
Other liabilities	370
Net assets acquired	$41,765

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

The Company allocated $690,000 of the purchase price to customer relationships in accordance with EITF 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination.” The Company will amortize the amount allocated to customer relationships over a nine-year period.

Pro Forma Information

The following unaudited pro forma information summarizes the results of operations for the quarters ended March 31, 2008 and 2007 as if the acquisition of Seven Bar had been completed at the beginning of the prior comparative period, January 1, 2007. The pro forma data combines the Company’s consolidated results with those of the acquired entities (prior to acquisition) for the periods shown. The results are adjusted for amortization, depreciation and income taxes relating to the acquisitions. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been achieved if the acquisitions had occurred as of the beginning of the periods presented or that may be achieved in the future. The pro forma amounts are as follows ($ in thousands, except per share data):

	Quarter Ended March 31,
	2008	2007
Pro forma consolidated revenue	$281,810	$173,102
Pro forma consolidated net (loss) income	$(2,166)	$7,702
Basic (loss) earnings per share	$(0.05)	$0.21
Diluted (loss) earnings per share	$(0.05)	$0.20

6. Property, Equipment, Land and Leasehold Improvements

Property, equipment, land and leasehold improvements consist of the following ($ in thousands):

	March 31, 2008	December 31, 2007
Land	$63,051	$63,275
Easements	5,624	5,624
Buildings	36,202	36,202
Leasehold and land improvements	282,020	270,662
Machinery and equipment	306,732	302,408
Furniture and fixtures	9,447	9,006
Construction in progress	67,789	59,292
Property held for future use	1,528	1,503
	772,393	747,972
Less: accumulated depreciation	(82,172)	(73,020)
Property, equipment, land and leasehold improvements, net(1)	$690,221	$674,952

(1)	Includes $267,000 of capitalized interest for the quarter ended March 31, 2008 and $1.5 million for the year ended December 31, 2007.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7. Intangible Assets

Intangible assets consist of the following ($ in thousands):

	Weighted Average Life (Years)		March 31, 2008	December 31, 2007
Contractual arrangements	30.4		$828,642	$802,272
Non-compete agreements	2.5		9,515	9,465
Customer relationships	10.1		85,990	85,300
Leasehold rights	14.5		8,359	8,359
Trade names	Indefinite	(1)	17,497	17,497
Domain names	Indefinite	(2)	2,108	2,108
Technology	5.0		460	460
			952,571	925,461
Less: Accumulated amortization			(78,855)	(68,116)
Intangible assets, net			$873,716	$857,345

(1)	Trade names of $2.1 million are being amortized over a period within 1.5 years.
(2)	Domain names of $334,000 and $440,000 are being amortized over a period within 4 years and 1.5 years, respectively.

8. Long-Term Debt

Long-term debt consists of the following ($ in thousands):

	March 31, 2008	December 31, 2007
MIC Inc. acquisition facility	$56,000	$—
Airport services	921,750	911,150
Gas production and distribution	166,000	164,000
District energy	150,000	150,000
Airport parking	201,465	201,506
	1,495,215	1,426,656
Less current portion	(4,394)	(162)
Long-term portion	$1,490,821	$1,426,494

9. Derivative Instruments

The Company and its businesses have in place variable-rate debt. Management believes that it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management enters into interest rate swap and cap agreements to manage fluctuations in cash flows resulting from interest rate risk on a majority of its variable-rate debt.

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments”, or FASB No. 133, the Company has concluded that all of its interest rate swaps and caps qualify as cash flow hedges, and the Company applies hedge accounting for these instruments. Changes in the fair value of interest rate derivatives designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are reported in other comprehensive income or loss. Any ineffective portion on the change in the valuation of derivatives is taken through earnings, and reported in the gain or loss on derivative instruments line.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Derivative Instruments  – (continued)

At March 31, 2008, the Company had $1.5 billion of long-term debt, $1.3 billion of which was hedged with interest rate swaps, $58.7 million of which was hedged with interest rate caps, $83.8 million of which was unhedged and $6.5 million of which incurred interest at fixed rates. For the quarter ended March 31, 2008, the Company recorded a $52.3 million decrease ($32.5 million, net of taxes) in the value of its interest rate derivative instruments on its balance sheet. Of this amount, $52.1 million was recorded into other comprehensive loss, $73,000 (representing the ineffective portion of changes in the valuation of interest rate derivatives) was recorded in loss on derivative instruments and $77,000 was recorded in interest expense. Also included within loss on derivative instruments and interest expense are a $232,000 loss and $1.7 million loss, respectively, representing a reclassification of realized losses from other comprehensive loss into earnings.

In accordance with FASB No. 133, the Company’s derivative instruments are recorded on the balance sheet at fair value. The Company measures derivative instruments at fair value using the income approach, which converts future amounts (being the future net cash settlements expected under the derivative contracts) to a discounted present value. These valuations primarily utilize observable (“level 2”) inputs including contractual terms, interest rates and yield curves observable at commonly quoted intervals. The Company’s fair value measurements of its derivative instruments are as follows ($ in thousands):

		Fair Value Measurements at Reporting Date Using:
Description	Total at March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Instruments:
Current liabilities	$38,153	$—	$38,153	$—
Non-current liabilities	71,121	—	71,121	—
Total, net	$109,274	$—	$109,274	$—

10. Comprehensive Loss

Total comprehensive (loss) income for the quarters ended March 31, 2008 and March 31, 2007 comprised a $33.3 million loss and $6.2 million of income, respectively. These amounts are included in the accumulated other comprehensive loss on the Company’s consolidated condensed balance sheet. The difference between net loss of $2.0 million for the quarter ended March 31, 2008 and comprehensive loss is primarily attributable to an unrealized loss on derivative instruments of $32.5 million (net of taxes), offset by a $1.2 million (net of taxes) reclassification of realized losses into earnings. The difference between net income of $7.9 million for the quarter ended March 31, 2007 and comprehensive income is primarily attributable to an unrealized loss on derivative instruments of $1.7 million (net of taxes).

11. Members’ Equity

The Company is authorized to issue 500,000,000 LLC interests. Each outstanding LLC interest of the Company is entitled to one vote on any matter with respect to which holders of LLC interests are entitled to vote.

12. Reportable Segments

The Company’s consolidated businesses are classified into the following reportable business segments: airport services business, gas production and distribution business, district energy business and airport parking business. All of the business segments are managed separately.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Reportable Segments  – (continued)

The Company also has a 50% investment in a bulk liquid storage terminal business, which is accounted for under the equity method. Financial information for this business is presented below ($ in thousands):

	Quarter Ended, and as of, March 31,
	2008	2007
Revenue	$78,394	$70,416
EBITDA	12,285	27,875
Interest expense, net	4,719	3,407
Depreciation and amortization expense	10,334	8,522
Capital expenditures paid	58,506	33,923
Property, plant and equipment balance	776,886	569,187
Total assets balance	890,707	657,284

The airport services business reportable segment principally derives income from fuel sales and from other airport services. Airport services revenue includes fuel-related services, de-icing, aircraft hangarage, airport management and other aviation services. All of the revenue of the airport services business is generated in the United States. The airport services business operated 72 FBOs and managed six airports under management contracts as of March 31, 2008. In January 2008, the Company entered an agreement to sell its airport management business, and expects to complete the sale in the second quarter of 2008.

The revenue from the gas production and distribution business reportable segment is included in revenue from product sales and includes distribution and sales of synthetic natural gas, or SNG, and liquefied petroleum gas, or LPG. Revenue is primarily a function of the volume of SNG and LPG consumed by customers and the price per thermal unit or gallon charged to customers. Because both SNG and LPG are derived from petroleum, revenue levels, without organic operating growth, will generally track global oil prices. The utility revenue of the gas production and distribution business includes fuel adjustment charges, or FACs, through which changes in fuel costs are passed through to customers.

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

The revenue from the airport parking business reportable segment is included in service revenue and primarily consists of fees from off-airport parking and ground transportation to and from the parking facilities and the airport terminals. The airport parking business operates 30 off-airport parking facilities located in 20 major airport markets across the United States.

Selected information by reportable segment is presented in the following tables. The tables do not include financial data for equity and cost investments.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Reportable Segments  – (continued)

Revenue from external customers for the Company’s reportable segments was as follows ($ in thousands):

	Quarter Ended March 31, 2008
	Airport Services	Gas Production and Distribution	District Energy	Airport Parking	Total
Revenue from Product Sales
Product sales	$136,366	$22,959	$—	$—	$159,325
Product sales — utility	—	29,399	—	—	29,399
	136,366	52,358	—	—	188,724
Service Revenue
Other services	62,584	—	732	—	63,316
Cooling capacity revenue	—	—	4,806	—	4,806
Cooling consumption revenue	—	—	1,768	—	1,768
Parking services	—	—	—	18,895	18,895
	62,584	—	7,306	18,895	88,785
Financing and Lease Income
Financing and equipment lease	—	—	1,194	—	1,194
	—	—	1,194	—	1,194
Total Revenue	$198,950	$52,358	$8,500	$18,895	$278,703

	Quarter Ended March 31, 2007
	Airport Services	Gas Production and Distribution	District Energy	Airport Parking	Total
Revenue from Product Sales
Product sales	$69,847	$18,510	$—	$—	$88,357
Product sales — utility	—	22,291	—	—	22,291
	69,847	40,801	—	—	110,648
Service Revenue
Other services	31,213	—	649	—	31,862
Cooling capacity revenue	—	—	4,551	—	4,551
Cooling consumption revenue	—	—	1,862	—	1,862
Parking services	—	—	—	18,811	18,811
	31,213	—	7,062	18,811	57,086
Financing and Lease Income
Financing and equipment lease	—	—	1,248	—	1,248
	—	—	1,248	—	1,248
Total Revenue	$101,060	$40,801	$8,310	$18,811	$168,982

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Reportable Segments  – (continued)

Earnings before interest, taxes, depreciation and amortization, or EBITDA, for the Company’s reportable segments is shown in the below tables ($ in thousands). Allocation of corporate expenses, and the federal tax effect, have been excluded from the tables as they are eliminated on consolidation:

	Quarter Ended March 31, 2008
	Airport Services	Gas Production and Distribution	District Energy	Airport Parking	Total Reportable Segments
Net income (loss)	$5,942	$1,854	$(1,013)	$(2,005)	$4,778
Interest income	(178)	(16)	(20)	(36)	(250)
Interest expense	16,016	2,327	2,564	3,923	24,830
Provision (benefit) for income taxes	4,011	1,192	(354)	(1,501)	3,348
Depreciation	5,269	1,454	1,476	1,270	9,469
Amortization of intangibles	9,368	214	341	816	10,739
EBITDA	$40,428	$7,025	$2,994	$2,467	$52,914

	Quarter Ended March 31, 2007
	Airport Services	Gas Production and Distribution	District Energy	Airport Parking	Total Reportable Segments
Net income (loss)	$5,631	$1,533	$(359)	$(961)	$5,844
Interest income	(313)	(37)	(93)	(79)	(522)
Interest expense	8,574	2,282	2,180	4,045	17,081
Provision (benefit) for income taxes	3,699	986	(213)	(763)	3,709
Depreciation	2,374	1,517	1,431	1,035	6,357
Amortization of intangibles	5,589	214	337	788	6,928
EBITDA	$25,554	$6,495	$3,283	$4,065	$39,397

Reconciliation of reportable segments EBITDA to consolidated net (loss) income before income taxes and minority interests ($ in thousands):

	Quarter Ended March 31,
	2008	2007
Total reportable segments EBITDA	$52,914	$39,397
Interest income	473	1,459
Interest expense	(25,826)	(17,566)
Depreciation	(9,469)	(6,357)
Amortization of intangibles	(10,739)	(6,928)
Selling, general and administrative – corporate	(1,133)	(1,981)
Fees to manager	(4,626)	(5,561)
Equity in (losses) earnings and amortization charges of investees	(2,089)	3,465
Other expense, net	(410)	(165)
Total consolidated net (loss) income before taxes and minority interests	$(905)	$5,763

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Reportable Segments  – (continued)

Property, equipment, land and leasehold improvements and total assets for the Company’s reportable segments as of March 31 were as follows ($ in thousands):

	Property, Equipment, Land and Leasehold Improvements		Total Assets
	2008	2007	2008	2007
Airport services	$310,245	$149,455	$1,810,925	$935,597
Gas production and distribution	137,724	133,096	319,581	309,321
District energy	145,766	145,461	229,823	236,921
Airport parking	96,486	98,250	279,223	283,200
Total	$690,221	$526,262	$2,639,552	$1,765,039

Capital expenditures for the Company’s reportable segments were as follows ($ in thousands):

	Quarter Ended March 31,
	2008	2007
Airport services	$10,201	$1,702
Gas production and distribution	1,754	1,956
District energy	1,516	2,315
Airport parking	237	1,585
Total	$13,708	$7,558

Reconciliation of reportable segments total assets to consolidated total assets ($ in thousands):

	As of March 31,
	2008	2007
Total assets of reportable segments	$2,639,552	$1,765,039
Investment in IMTT	202,518	236,103
Corporate and other	16,123	110,747
Total consolidated assets	$2,858,193	$2,111,889

13. Related Party Transactions

Management Services Agreement with Macquarie Infrastructure Management (USA) Inc. (the Manager)

As of March 31, 2008, the Manager held 3,173,123 LLC interests of the Company, which were acquired concurrently with the closing of the initial public offering in December 2004 and also by reinvesting performance fees in the Company. The Macquarie Group held an additional 19,124 shares acquired in open market purchases.

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

In accordance with the Management Agreement, the Manager is entitled to a quarterly base management fee based primarily on the Company’s market capitalization and a performance fee, based on the performance of the Company’s stock relative to the U.S. utilities index. For each of the quarters ended March 31, 2008 and March 31, 2007, the Company accrued base management fees of $4.6 million and also a performance fee of $957,000 in 2007. The unpaid portion of the fees at the end of the reporting period are included in due to manager in the accompanying consolidated condensed balance sheets. The base management fees were paid

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

13. Related Party Transactions  – (continued)

after the period end. The Manager elected to reinvest the $957,000 performance fee in 21,972 shares of LLC interests which were issued on July 13, 2007.

The Manager is not entitled to any other compensation and all costs incurred by the Manager including compensation of seconded staff, are paid out of its management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries and investments, income taxes, audit and legal fees, and acquisitions and dispositions and its compliance with applicable laws and regulations. During the quarters ended March 31, 2008 and March 31, 2007, the Manager charged the Company $78,000 and $57,000, respectively, for reimbursement of out-of-pocket expenses. The unpaid portion of the out-of-pocket expenses at the end of the reporting period are included in due to manager in the accompanying consolidated condensed balance sheets.

Advisory and Other Services from the Macquarie Group

The Macquarie Group, and wholly-owned subsidiaries within the Macquarie Group, including Macquarie Capital (USA) Inc., or MCUSA (formerly Macquarie Securities (USA) Inc.), provide various advisory and other services and incur expenses in connection with the Company’s equity raising activities, acquisitions and debt structuring for the Company and its businesses. Underwriting fees are recorded in members’ equity as a direct cost of equity offerings. Advisory fees and out-of-pocket expenses relating to acquisitions are capitalized as a cost of the related acquisitions. Debt arranging fees are deferred and amortized over the term of the debt facility. Amounts relating to these transactions for the first quarter of 2008 comprise the following ($ in thousands):

Quarter Ended March 31, 2008

Acquisition of Seven Bar FBOs
– advisory services from MCUSA	$819
– reimbursement of out-of-pocket expenses to MCUSA	3

The Company also reimbursed affiliates of the Macquarie Group for nominal amounts in relation to professional services and rent expense for premises used in Luxembourg by one of its wholly-owned subsidiaries.

Long-term Debt

MIC Inc. has a $300.0 million revolving credit facility with various financial institutions, including Macquarie Finance Americas Inc., or MFA, a member of the Macquarie Group. Amounts relating to this facility comprise the following ($ in thousands):

Quarter Ended March 31, 2008

Portion of loan outstanding from MFA, as at March 31, 2008	$12,444
Portion of revolving credit facility commitment provided by MFA, as at March 31, 2008	66,667
Interest expense on MFA portion of loan, quarter ended March 31, 2008	80
Commitment fee to MFA, quarter ended March 31, 2008	37
Commitment fee to MBL, quarter ended March 31, 2008(1)	15
Upfront fee to MFA, quarter ended March 31, 2008	333

(1)	The $15,000 commitment fee to Macquarie Bank Limited, or MBL, a member of the Macquarie Group, relates to the period January 1, 2008 through February 13, 2008, before the facility was renewed with MFA and various other parties.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

13. Related Party Transactions  – (continued)

Derivative Instruments and Hedging Activities

The Company has derivative instruments in place to fix the interest rate on outstanding term loan facilities. MBL has provided interest rate swaps for the airport services business and the gas production and distribution business. At March 31, 2008, the airport services business had $900.0 million of its term loans hedged, of which MBL was providing the interest rate swaps for a notional amount of $343.3 million. The remainder of the swaps are from external parties. During the quarter ended March 31, 2008, the airport services business made payments to MBL of $324,000 in relation to these swaps.

At March 31, 2008, the gas production and distribution business had $160.0 million of its term loans hedged, of which MBL was providing the interest rate swaps for a notional amount of $48.0 million. The remainder of the swaps are from external parties. During the quarter ended March 31, 2008, MBL made payments to the gas production and distribution business of $25,000 in relation to these swaps.

14. Income Taxes

For the year ended December 31, 2008, the Company expects to have consolidated taxable income for both federal and state income tax purposes, allowing it to utilize a portion of its federal net operating loss carryforward.

In calculating its consolidated projected state income tax expense for 2008, the Company expects to provide a valuation allowance for losses, the utilization of which is not assured beyond any reasonable doubt. In addition, the Company and its subsidiaries expect to incur certain expenses that will not be deductible in determining state taxable income, and has excluded those expenses in estimating its state income tax expense for 2008.

Uncertain Tax Positions

At December 31, 2007, the Company and its subsidiaries had a reserve of approximately $1.0 million for benefits taken during 2007 and prior tax periods attributable to tax positions for which the probability of recognition is considered less than more likely than not. There was no material change in that reserve during the quarter ended March 31, 2008.

15. Legal Proceedings and Contingencies

There are no material legal proceedings other than as disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on February 28, 2008.

16. Distributions

On February 25, 2008, the board of directors declared a distribution of $0.635 per share for the quarter ended December 31, 2007, which was paid on March 10, 2008 to holders of record on March 5, 2008.

This distribution was recorded as a reduction to LLC interests in the members’ equity section of the accompanying consolidated condensed balance sheet.

17. Subsequent Events

Distributions

On May 5, 2008, the board of directors declared a distribution of $0.645 per share for the quarter ended March 31, 2008, payable on June 10, 2008 to holders of record on June 4, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We own, operate and invest in a diversified group of infrastructure businesses that provide basic, every day services, such as utilities, parking and water, through long-life physical assets. The businesses we own and operate are an airport services business, a bulk liquid storage terminal business, a gas production and distribution business, a district energy business and an airport parking business. These infrastructure businesses generally operate in sectors with limited competition and high barriers to entry, resulting from a variety of factors including high initial development and construction costs, the existence of long-term contracts or the requirement to obtain government approvals and lack of immediate cost-efficient alternatives to the services that we provide. As a result, they tend to generate sustainable and growing long-term cash flows. We operate and finance our businesses in a manner that maximizes these cash flows.

We are dependent upon cash distributions from our businesses to meet our corporate overhead, to pay management fee expenses and to pay distributions. Distributions received from our businesses, net of taxes, are available first to meet management fees and corporate overhead expenses, then to fund distribution payments to our shareholders. Base and performance management fees payable to our Manager are allocated among the Company and its operating company subsidiaries based on the Company’s internal allocation policy.

During 2007, we paid distributions of $0.57 per share in April 2007, $0.59 per share in June 2007, $0.605 per share in September 2007 and $0.62 per share in December 2007. During 2008, we paid a distribution of $0.635 per share in March 2008. On May 5, 2008, the board of directors declared a distribution of $0.645 per share for the quarter ended March 31, 2008, payable on June 10, 2008 to holders of record on June 4, 2008.

During 2007, we acquired 29 fixed base operations, or FBOs, and in the first quarter of 2008 we acquired an additional three FBOs. With these acquisitions, our airport services business owns and operates a network of 72 FBOs in the United States, the largest such network in the industry. Results of operations for acquisitions are included in our consolidated results from the respective dates of each acquisition.

Refer to “Other Matters” at the end of this Item 2 for discussion of forward looking statements and certain defined terms.

Tax Treatment of Distributions

For tax year 2008, shareholders will need to include in taxable income the portion of our distributions that are characterized as a dividend. The portion of our distributions that will be treated as dividends for U.S. federal income tax purposes is subject to a number of uncertainties. It is likely that a substantial portion of our distributions will be characterized as return of capital for tax purposes and will result in an adjustment to the shareholders’ basis rather than taxable income.

We currently anticipate that all of our regular distributions that are treated as dividends for U.S. federal income tax purposes will be eligible for treatment as qualified dividend income, subject to the shareholder having met the holding period requirements as defined by the Internal Revenue Service.

Adoption of New Accounting Pronouncement — FASB 157, “Fair Value Measurements”

On January 1, 2008, we partially adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, or FASB No. 157. See Note 3, Adoption of New Accounting Pronouncement, to our consolidated condensed financial statements in Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference, for more details about FASB No. 157.

We measure our derivative instruments at fair value on a recurring (quarterly) basis, utilizing mostly level 2 inputs such as contractual terms, market prices, interest rates (for example, LIBOR) and yield curves observable at commonly quoted intervals. Recent market conditions, including interest rate decreases, have increased the fair value of our derivative-related liabilities. We do not believe the increase in these liabilities will have an adverse impact on our ability to meet our ongoing cash flow requirements, including the funding of our distribution policy. We base our assessment on our business’ demonstrated ability to generate, and continue to generate, significant operating cash flow and the availability of our various debt and revolving credit facilities.

Results of Operations

Key Factors Affecting Operating Results

•	positive contributions to our results arising from the acquisitions of 29 FBOs during 2007 and three FBOs in the first quarter of 2008, partially offset by higher interest expense from the debt funding some of these acquisitions;
•	increased consolidated gross profit driven by improved performance at our existing businesses, particularly our airport services business, partially offset by underperformance at our airport parking business;
•	increased interest expense due to higher levels of debt from refinancings in the second half of 2007; and
•	lower equity in earnings (losses) from our 50% interest in IMTT, mainly as a result of non-cash losses on derivative instruments of $17.7 million in that business.

Our consolidated results of operations are summarized below ($ in thousands):

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2008	2007	$	%
Revenues
Revenue from product sales	$159,325	$88,357	70,968	80.3
Revenue from product sales — utility	29,399	22,291	7,108	31.9
Service revenue	88,785	57,086	31,699	55.5
Financing and equipment lease income	1,194	1,248	(54)	(4.3)
Total revenue	278,703	168,982	109,721	64.9
Costs and expenses
Cost of product sales	108,517	53,706	(54,811)	(102.1)
Cost of product sales — utility	24,335	16,778	(7,557)	(45.0)
Cost of services	33,256	23,342	(9,914)	(42.5)
Gross profit	112,595	75,156	37,439	49.8
Selling, general and administrative	63,857	38,978	(24,879)	(63.8)
Fees to manager — related party	4,626	5,561	935	16.8
Depreciation	6,723	3,891	(2,832)	(72.8)
Amortization of intangibles	10,739	6,928	(3,811)	(55.0)
Total operating expenses	85,945	55,358	(30,587)	(55.3)
Operating income	26,650	19,798	6,852	34.6
Other income (expense)
Interest income	473	1,459	(986)	(67.6)
Interest expense	(25,826)	(17,566)	(8,260)	(47.0)
Equity in (losses) earnings and amortization charges of investees	(2,089)	3,465	(5,554)	(160.3)
Loss on derivative instruments	(305)	(477)	172	36.1
Other income (expense), net	192	(916)	1,108	121.0
Net (loss) income before income taxes and minority interests	(905)	5,763	(6,668)	(115.7)
(Provision) benefit for income taxes	(1,364)	2,045	(3,409)	(166.7)
Net (loss) income before minority interests	(2,269)	7,808	(10,077)	(129.1)
Minority interests	(279)	(69)	(210)	NM
Net (loss) income	$(1,990)	$7,877	(9,867)	(125.3)

NM — Not meaningful

Gross Profit

The increase in our consolidated gross profit was due primarily to the acquisitions within our airport services business in 2007 and the first quarter of 2008. Growth in the gross profit of existing businesses, particularly our airport services business, was partially offset by underperformance in our airport parking business. Further details are contained in each of the business segment discussions below.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses was mainly due to additional costs from the acquisitions in our airport services business since the date of each acquisition.

Fees to Manager

The fees to manager for the first quarter of 2007 were higher than 2008 due to a $957,000 performance fee in 2007. Macquarie Infrastructure Management (USA) Inc., our Manager, elected to reinvest these performance fees in shares of LLC interests.

Depreciation and Amortization of Intangibles

The increase in depreciation expense and amortization of intangibles is due to the acquisitions in our airport services business. Depreciation expense also increased due to capital expenditures in existing businesses.

Interest Expense

Interest expense increased due to a higher average level of debt from re-financings in the second half of 2007, including the additional debt drawn to fund our FBO acquisitions.

Equity in (Losses) Earnings and Amortization Charges of Investees

Our equity in the earnings of IMTT decreased despite improved operating results from that business due to non-cash derivative-related losses of $17.7 million for the quarter. IMTT has elected not to apply hedge accounting, so changes in the fair value of the derivative instruments are recorded in IMTT’s earnings. This large derivative loss was a result of the substantial decline in interest rates over the quarter. Since we equity account our investment in IMTT, our 50% share of the $17.7 million derivative loss was approximately $6.0 million, net of taxes.

We have received $7.0 million in cash dividends from IMTT each quarter since completing our investment in May 2006. These dividends are not recorded in earnings, but are recorded against our investment in the business on our balance sheet and are shown as cash provided by operating activities in our statements of cash flows for the portion up to our 50% share of IMTT’s positive earnings. Distributions when IMTT records a net loss, or the amount of the distribution in excess of our share of its earnings, are reflected in our consolidated cash flow from investing activities. In the first quarter of 2008, the $7.0 million dividend was included in cash from investing activities. In the first quarter of 2007, $3.5 million was included in cash from operating activities and $3.5 million was included in cash from investing activities.

Income Taxes

For the 2007 year, we reported a consolidated net loss before income taxes, for which we recorded a deferred tax benefit, net of certain state net operating losses from our airport parking business.

For the year ending December 31, 2008, we expect to have consolidated taxable income for both federal and state income tax purposes, allowing us to utilize a portion of our federal net operating loss carryforward.

In calculating our consolidated projected state income tax expense for 2008, we expect to provide a valuation allowance for current year losses at our airport parking business, the utilization of which is not assured beyond any reasonable doubt. In addition, we expect to incur certain expenses that will not be deductible in determining state taxable income, and have excluded those expenses in estimating our state income tax expense for 2008.

Earnings Before Interest, Taxes, Depreciation and Amortization, or EBITDA

We have included EBITDA, a non-GAAP financial measure, on a consolidated basis as well as for each of our consolidated businesses as we consider it to be an important measure of our overall performance. We believe EBITDA provides additional insight into the performance of our operating companies and our ability to service our obligations and support our ongoing distribution policy.

A reconciliation of net (loss) income to EBITDA, on a consolidated basis, is provided below ($ in thousands):

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2008	2007	$	%
Net (loss) income	$(1,990)	$7,877
Interest expense, net	25,353	16,107
Provision (benefit) for income taxes	1,364	(2,045)
Depreciation(1)	6,723	3,891
Depreciation – cost of services(1)	2,746	2,466
Amortization(2)	10,739	6,928
EBITDA	$44,935	$35,224	9,711	27.6

(1)	Depreciation – cost of services includes depreciation expense for our district energy business and airport parking business, which are reported in cost of services in our consolidated statements of operations. Depreciation and Depreciation – cost of services does not include step-up depreciation expense of $1.7 million for each quarter in connection with our investment in IMTT, which is reported in equity in (losses) earnings and amortization charges of investees in our statements of operations.
(2)	Amortization does not include step-up amortization expense of $283,000 for each quarter related to intangible assets in connection with our investment in IMTT, which is reported in equity in (losses) earnings and amortization charges of investees in our statements of operations.

Net (loss) income includes the following items totaling $9.2 million net expense in 2008 and $75,000 net income in 2007, which have not been reversed in calculating EBITDA above:

•	performance fees to our Manager of $957,000 in 2007, which our Manager elected to reinvest in LLC interests;
•	non-cash losses on derivative instruments of $305,000 in 2008 and non-cash gains on derivative instruments of $1.2 million in 2007; and
•	lower equity in (losses) earnings from our 50% interest in IMTT as a result of $17.7 million and $242,000 in non-cash derivative-related losses recorded by IMTT for 2008 and 2007, respectively.

Excluding the above non-cash items, EBITDA for 2008 would have increased by approximately 53.9%.

Business Segment Operations

Airport Services Business

The following section summarizes the historical consolidated financial performance of our airport services business. The acquisitions column and the total 2008 quarter results in the table below include the operating results for Supermarine, Mercury, San Jose and Rifle for the period January 1, 2008 to March 31, 2008 and Seven Bar for the period March 4, 2008 (our acquisition date) to March 31, 2008.

Key Factors Affecting Operating Results

•	contribution of positive operating results from acquisitions completed in 2007 and 2008, partially offset by interest expense from the additional debt to fund some of these acquisitions;
•	higher fuel volumes at existing locations with relatively flat weighted average fuel margin;
•	increased de-icing revenue in the first quarter of 2008 as a result of weather conditions in the Northeast region of the country and higher hangar and office rent revenue; and
•	higher interest expense related to increased borrowings associated with the new debt facility established in October 2007.

Quarter Ended March 31, 2008 Compared to Quarter Ended March 31, 2007

	Existing Locations					Total
	2008	2007	Change Favorable/(Unfavorable)		Acquisitions(3)	2008	2007	Change Favorable/(Unfavorable)
	$	$	$	%	$	$	$	$	%
	($ In Thousands) (Unaudited)
Revenue
Fuel revenue	84,986	69,847	15,139	21.7	51,380	136,366	69,847	66,519	95.2
Non-fuel revenue	35,565	31,213	4,352	13.9	27,019	62,584	31,213	31,371	100.5
Total revenue	120,551	101,060	19,491	19.3	78,399	198,950	101,060	97,890	96.9
Cost of revenue
Cost of revenue-fuel	56,781	40,578	(16,203)	(39.9)	35,101	91,882	40,578	(51,304)	(126.4)
Cost of revenue-non-fuel	4,603	3,421	(1,182)	(34.6)	7,197	11,800	3,421	(8,379)	NM
Total cost of revenue	61,384	43,999	(17,385)	(39.5)	42,298	103,682	43,999	(59,683)	(135.6)
Fuel gross profit	28,205	29,269	(1,064)	(3.6)	16,279	44,484	29,269	15,215	52.0
Non-fuel gross profit(1)	30,962	27,792	3,170	11.4	19,822	50,784	27,792	22,992	82.7
Gross profit	59,167	57,061	2,106	3.7	36,101	95,268	57,061	38,207	67.0
Selling, general and administrative expenses	31,337	30,535	(802)	(2.6)	23,288	54,625	30,535	(24,090)	(78.9)
Depreciation and amortization	7,988	7,963	(25)	(0.3)	6,649	14,637	7,963	(6,674)	(83.8)
Operating income	19,842	18,563	1,279	6.9	6,164	26,006	18,563	7,443	40.1
Interest expense, net	(8,595)	(8,261)	(334)	(4.0)	(7,243)	(15,838)	(8,261)	(7,577)	(91.7)
Other (expense) income, net	(29)	(23)	(6)	(26.1)	13	(16)	(23)	7	30.4
Unrealized (losses) gains on derivative instruments	(232)	(949)	717	75.6	33	(199)	(949)	750	79.0
(Provision) benefit for income taxes	(4,427)	(3,699)	(728)	(19.7)	416	(4,011)	(3,699)	(312)	(8.4)
Net income (loss)(2)	6,559	5,631	928	16.5	(617)	5,942	5,631	311	5.5
Reconciliation of net income (loss) to EBITDA:
Net income (loss)(2)	6,559	5,631			(617)	5,942	5,631
Interest expense, net	8,595	8,261			7,243	15,838	8,261
Provision (benefit) for income taxes	4,427	3,699			(416)	4,011	3,699
Depreciation and amortization	7,988	7,963			6,649	14,637	7,963
EBITDA	27,569	25,554	2,015	7.9	12,859	40,428	25,554	14,874	58.2

NM — Not meaningful

(1)	Non-fuel gross profit includes fuel-related services like into-plane services. See discussion under Gross Profit.
(2)	Corporate allocation expense, and the federal tax effect, have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.
(3)	Acquisitions include the results of Supermarine FBOs (acquired May 30, 2007), Mercury FBOs (acquired August 9, 2007), San Jose FBOs (acquired August 17, 2007) and Rifle FBO (acquired November 30, 2007) for the quarter ended March 31, 2008 and Seven Bar FBOs (acquired March 4, 2008) for the period March 4 to March 31, 2008.

Gross Profit

Most of the gross profit in our airport services business is generated through fueling general aviation aircraft at our 72 FBOs around the United States. Revenue is categorized according to who owns the fuel we use to service these aircraft. If we own the fuel, we record our cost to purchase that fuel as cost of revenue-fuel. Our corresponding fuel revenue is our cost to purchase that fuel plus a margin. We generally pursue a strategy of maintaining, and where appropriate increasing, dollar margins, thereby passing on any increase in fuel prices to the customer. We also have into-plane arrangements whereby we fuel aircraft with fuel owned by another party. We collect a fee for this service that is recorded as non-fuel revenue. Other non-fuel revenue includes various services such as hangar rentals, de-icing and other airport services. Cost of revenue-non-fuel includes our cost, if any, to provide these services.

The key factors impacting our gross profit are fuel volume and dollar margin per gallon. This applies to both fuel and into-plane revenue. Our customers will occasionally move from one category to the other. Therefore, we believe discussing our fuel and non-fuel gross profit and the related key metrics on a combined basis provides a more meaningful analysis of our airport services business.

Our total gross profit growth was due to several factors:

•	inclusion of the results of the new sites since the date of each acquisition;
•	higher revenue from other services, including de-icing activity, hangar rent and office rent;
•	higher total fuel volumes at existing locations driven by the general growth of the general aviation industry; and
•	relatively flat average weighted fuel margins at our existing locations resulting primarily from a higher contribution of base customer volumes, which have a lower margin than transient customers.

While we generally seek to maintain or increase weighted average fuel margins, recent increases in fuel prices has led to increased focus on cost amongst our customers, which may result in tightening margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of gross profit at our existing locations improved from 53.5% to 53.0% primarily driven by cost efficiencies achieved on acquisitions completed prior to 2007.

Typically, the selling, general and administrative expenses-to-gross profit ratio of our acquisitions is initially higher than the ratio at the existing locations as we temporarily maintain the pre-acquisition cost structure during a transition period. As the acquired businesses become fully integrated, we expect the selling, general and administrative expenses-to-gross profit ratio to improve.

Interest Expense, Net

The increase in total interest expense is due to the increased debt level for borrowings to finance some of our acquisitions, as well as our new debt facility established in October 2007 which refinanced all existing borrowings outstanding at the time.

EBITDA

Excluding the non-cash gains and losses from derivative instruments, EBITDA at existing locations and total EBITDA would have increased by approximately 4.9% and 53.3%, respectively.

Bulk Liquid Storage Terminal Business

We account for our 50% investment in the bulk liquid storage terminal business (also referred to as IMTT) under the equity method. We recognized a $2.1 million loss in our consolidated results for the quarter ended March 31, 2008. This includes $906,000, our 50% share of IMTT’s net loss for the quarter that includes IMTT’s $17.7 million non-cash loss on derivatives, which offset a strong increase in operating income. The $2.1 million loss also reflects our share of additional depreciation and amortization expense (net of taxes) of $1.2 million. For the quarter ended March 31, 2007, we recognized income of $3.5 million in our consolidated results. In addition to our 50% share of IMTT’s income for the quarter of $4.7 million, which included minor losses on derivative instruments, we recorded additional depreciation and amortization expense (net of taxes) of $1.2 million for the same period.

We have received $7.0 million in cash dividends from IMTT each quarter since completing our investment in May 2006. These dividends qualify for the federal dividends received deduction, therefore, 80% of this amount is excluded in calculating our consolidated federal taxable income.

To enable meaningful analysis of IMTT’s performance across periods, IMTT’s overall performance is discussed below, rather than IMTT’s contribution to our consolidated results.

Key Factors Affecting Operating Results

•	terminal revenue and terminal gross profit increased principally due to:
•	increases in average tank rental rates;
•	increases in storage capacity rented to customers, primarily due to the acquisition of the Joliet, IL site;
•	increases in throughput revenue; and
•	increases in the provision of other services; and
•	environmental revenue and gross profit decreased principally due to decreased spill and other emergency response activities.

Quarter Ended March 31, 2008 Compared to Quarter Ended March 31, 2007

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2008	2007
	$	$	$	%
	($ In Thousands) (Unaudited)
Revenue
Terminal revenue	74,224	61,876	12,348	20.0
Environmental response revenue	4,170	8,540	(4,370)	(51.2)
Total revenue	78,394	70,416	7,978	11.3
Costs and expenses
Terminal operating costs	38,542	32,990	(5,552)	(16.8)
Environmental response operating costs	3,729	6,886	3,157	45.8
Total operating costs	42,271	39,876	(2,395)	(6.0)
Terminal gross profit	35,682	28,886	6,796	23.5
Environmental response gross profit	441	1,654	(1,213)	(73.3)
Gross profit	36,123	30,540	5,583	18.3
General and administrative expenses	6,830	5,569	(1,261)	(22.6)
Depreciation and amortization	10,334	8,522	(1,812)	(21.3)
Operating income	18,959	16,449	2,510	15.3
Interest expense, net	(4,719)	(3,407)	(1,312)	(38.5)
Other income	557	3,173	(2,616)	(82.4)
Unrealized losses on derivative instruments	(17,720)	(242)	(17,478)	NM
Benefit (provision) for income taxes	956	(6,423)	7,379	114.9
Minority interest	155	(27)	182	NM
Net (loss) income	(1,812)	9,523	(11,335)	(119.0)
Reconciliation of net (loss) income to EBITDA:
Net (loss) income	(1,812)	9,523
Interest expense, net	4,719	3,407
(Benefit) provision for income taxes	(956)	6,423
Depreciation and amortization	10,334	8,522
EBITDA	12,285	27,875	(15,590)	(55.9)

NM — Not meaningful

Revenue and Gross Profit

The increase in terminal revenue reflects growth in almost all major service segments, including storage revenue, throughput revenue and other services and fees. Storage revenue increased $8.3 million during the quarter as the average rental rates charged to customers increased substantially. This increase in storage revenue also reflected an increase of 2.8% in rented capacity, reflecting the acquisition of the Joliet facility and the completion of certain expansion projects. Storage capacity utilization was 94% for the quarter, compared to 97% during the first quarter of 2007, due to an increase in the number of tanks temporarily out of service for regulatory inspections as well as unanticipated repairs. For the balance of 2008, increased activity related to the mandated Spill Prevention, Control, and Countermeasure, or SPCC, program at the Louisiana sites could continue to reduce capacity utilization by 1–2% from its historically high levels. Based on the condition of tanks being inspected, the SPCC program could have a similar impact on capacity utilization through 2012.

The increase in gross profit from terminal services reflects the dollar increase in terminal revenues partially offset by increased operating costs. Direct labor expenses increased as a result of higher customer demand for throughput and other ancillary services. Higher repair and maintenance costs compared to the first quarter of last year primarily reflect increased tank and infrastructure repairs at Bayonne. Higher operating costs reflect greater activity and an unfavorable movement in exchange rates at Quebec.

The decrease in gross profit from environmental response services reflects a substantial decrease in spill response activities compared to a normal level of that activity in the first quarter of 2007, plus a significant emergency response project in first quarter of 2007.

General and Administrative Expenses

General and administrative expenses increased due to higher wage and benefit costs as well as increased information technology expenses and legal fees related to a short-term project.

Depreciation and Amortization

Depreciation and amortization expense increased due to continuing high levels of growth capital additions.

Interest Expense, Net

Interest expense increased due to higher debt balances which resulted from funding requirements for capital expenditures. The increase in interest expense was partially offset by lower interest rates on debt outstanding and greater amounts of capitalized interest related to expansion projects.

Other Income

Other income for the first quarter of 2007 included gains on insurance settlements received for claims related to Hurricane Katrina and other matters as well as a gain on the sale of assets.

Unrealized Losses on Derivative Instruments

As part of the refinancing in the second quarter of 2007, we entered into additional interest rate swap arrangements to fix the effective interest rate on the new debt facilities. IMTT has elected not to apply hedge accounting. As a result, movements in the fair value of IMTT’s interest rate derivatives are taken through earnings and reported in the unrealized losses on derivative instruments line in IMTT’s financial statements. The $17.7 million unrealized loss on derivative instruments for the first quarter of 2008 is a result of the substantial decline in interest rates during the quarter.

EBITDA

Excluding unrealized losses from interest rate swap agreements, EBITDA for the quarter would have increased by 6.7%.

Gas Production and Distribution Business

Key Factors Affecting Operating Results

•	increased non-utility contribution margin primarily due to price increases since March 2007, partially offset by higher cost of fuel and increased costs to deliver liquefied petroleum gas, or LPG, to Oahu’s neighboring islands;

•	higher transmission and distribution costs due to higher personnel costs and earlier timing of costs associated with government-required pipeline inspections and remediation; and
•	higher administrative costs due to an increase in bad debt reserves for an airline customer and higher personnel costs.

Management analyzes contribution margin for the gas production and distribution business (also referred to as TGC) because it believes that contribution margin, although a non-GAAP measure, is useful and meaningful to understanding the performance of TGC utility operations under its regulated rate structure and of its non-utility operations under a competitive pricing structure. Both structures provide the business with an ability to change rates when underlying feedstock costs change. Contribution margin should not be considered an alternative to operating income or net income, which are determined in accordance with U.S. GAAP. We calculate contribution margin as revenue less direct costs of revenue other than production and transmission and distribution costs. Other companies may calculate contribution margin differently or may use different metrics and, therefore, the contribution margin presented for TGC is not necessarily comparable with metrics of other companies.

Quarter Ended March 31, 2008 Compared to Quarter Ended March 31, 2007

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2008	2007
	$	$	$	%
	($ In Thousands) (Unaudited)
Contribution margin
Revenue — utility	29,399	22,291	7,108	31.9
Cost of revenue — utility	21,724	14,591	(7,133)	(48.9)
Contribution margin — utility	7,675	7,700	(25)	(0.3)
Revenue — non-utility	22,959	18,510	4,449	24.0
Cost of revenue — non-utility	14,424	10,811	(3,613)	(33.4)
Contribution margin — non-utility	8,535	7,699	836	10.9
Total contribution margin	16,210	15,399	811	5.3
Production	1,217	1,121	(96)	(8.6)
Transmission and distribution	3,605	3,383	(222)	(6.6)
Selling, general and administrative expenses	4,413	4,080	(333)	(8.2)
Depreciation and amortization	1,668	1,731	63	3.6
Operating income	5,307	5,084	223	4.4
Interest expense, net	(2,311)	(2,245)	(66)	(2.9)
Other income (expense), net	71	(53)	124	NM
Unrealized losses on derivative instruments	(21)	(267)	246	92.1
Provision for income taxes	(1,192)	(986)	(206)	(20.9)
Net income(1)	1,854	1,533	321	20.9
Reconciliation of net income to EBITDA:
Net income(1)	1,854	1,533
Interest expense, net	2,311	2,245
Provision for income taxes	1,192	986
Depreciation and amortization	1,668	1,731
EBITDA	7,025	6,495	530	8.2

NM — Not meaningful

(1)	Corporate allocation expense, and the federal tax effect, have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Contribution Margin and Operating Income

The utility contribution margin was relatively unchanged with higher costs of fuel and related revenue taxes passed through to its customers. Sales volume in the first quarter of 2008 was approximately the same as the first quarter of 2007. Additionally, the cash effect of lower fuel cost adjustments included in customer billings was offset by withdrawals of $1.0 million and $766,000 for the first quarter of 2008 and 2007, respectively, from an escrow account that was established and funded at acquisition by the seller. TGC believes that the remaining escrowed funds will be fully utilized by mid-2008 and thereafter escrowed funds would not be available. The cash reimbursements of the customer rebate and any fuel cost adjustment amounts are not reflected in revenue, but rather are reflected as releases of restricted cash and other assets.

The non-utility contribution margin increased due to customer price increases, partially offset by higher costs of LPG and increases in the cost to transport LPG between islands. Sales volume for the quarter was approximately the same as the first quarter of 2007.

Production costs were higher due primarily to higher electricity and personnel costs. Transmission and distribution costs were higher due principally to higher personnel costs and to a greater amount of government required pipeline inspection and remediation work conducted in the first quarter of 2008 than was conducted in the first quarter of 2007. Selling, general and administrative costs were higher due to an increase in bad debt reserves for an airline customer that declared bankruptcy in 2008 and higher personnel, employee benefit and consultant costs. Depreciation and amortization decreased as there were several assets that were fully depreciated in 2007.

We have signed a supply agreement for feedstock used in our synthetic natural gas, or SNG, plant. Although generally indexed to gas prices, we believe our feedstock costs will only slightly increase and that we will be able to pass through this increase to utility customers. The contract’s term is one year, with automatic renewals unless terminated. If terminated, we believe that we will have access to available supply alternatives, although likely at a higher cost. TGC’s supply agreements for LPG also expire in 2008. We believe that, due to higher petroleum prices, the cost of LPG will likely be higher under new agreements. To the extent that TGC is unable to recover all of these higher prices through customer price increases or that the higher prices reduce TGC’s competitive position vis-à-vis other energy sources, TGC’s sales volumes and margins could be adversely affected.

TGC’s collective bargaining agreement expired on April 30, 2008. We have agreed on a new five year contract with the union on comparable terms to the prior contract.

EBITDA

EBITDA was higher in 2008 compared with 2007 primarily due to improvements in non-utility operations.

District Energy Business

Key Factors Affecting Operating Results

•	increased capacity revenue due to a net increase in contracted capacity and annual inflation-related increases in contract capacity rates;
•	decreased cooling consumption revenue and overall electricity costs due to lower ton-hour sales from cooler average temperatures;
•	increased other direct expenses due to earlier timing in 2008 of pre-season maintenance expense for system reliability; and
•	increased interest expense due to higher borrowings associated with the new debt facility established in September 2007.

Quarter Ended March 31, 2008 Compared to Quarter Ended March 31, 2007

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2008	2007
	$	$	$	%
	($ In Thousands) (Unaudited)
Cooling capacity revenue	4,806	4,551	255	5.6
Cooling consumption revenue	1,768	1,862	(94)	(5.0)
Other revenue	732	649	83	12.8
Finance lease revenue	1,194	1,248	(54)	(4.3)
Total revenue	8,500	8,310	190	2.3
Direct expenses — electricity	1,176	1,483	307	20.7
Direct expenses — other(1)	4,703	4,149	(554)	(13.4)
Direct expenses — total	5,879	5,632	(247)	(4.4)
Gross profit	2,621	2,678	(57)	(2.1)
Selling, general and administrative expenses	992	768	(224)	(29.2)
Amortization of intangibles	341	337	(4)	(1.2)
Operating income	1,288	1,573	(285)	(18.1)
Interest expense, net	(2,544)	(2,087)	(457)	(21.9)
Other income	64	74	(10)	(13.5)
Unrealized losses on derivative instruments	(30)	—	(30)	NM
Benefit for income taxes	354	213	141	66.2
Minority interest	(145)	(132)	(13)	(9.8)
Net loss(2)	(1,013)	(359)	(654)	(182.2)
Reconciliation of net loss to EBITDA:
Net loss(2)	(1,013)	(359)
Interest expense, net	2,544	2,087
Benefit for income taxes	(354)	(213)
Depreciation	1,476	1,431
Amortization of intangibles	341	337
EBITDA	2,994	3,283	(289)	(8.8)

NM — Not meaningful

(1)	Includes depreciation expense of $1.5 million and $1.4 million for the quarters ended March 31, 2008 and 2007, respectively.
(2)	Corporate allocation expense, and the federal tax effect, have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Gross Profit

Gross profit decreased primarily due to the timing of earlier pre-season maintenance expense for system reliability. A higher percentage of our pre-season maintenance was conducted in the first quarter of 2008 than was conducted in the first quarter of 2007. As a result, we expect to incur lower maintenance expenditures in the second quarter of 2008. Cooling capacity revenue increased due to a net increase in contracted capacity and annual inflation-related increases of contract capacity rates in accordance with customer contract terms. Cooling consumption revenue and overall electricity costs decreased due to lower ton-hour sales resulting from cooler than average temperatures during the period. Lower cooling consumption revenue was partially offset by recovery of electricity costs passed through to customers. Other revenue increased due to our pass-through to customers of the higher cost of natural gas consumables, which is offset in other direct expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased primarily due to the earlier timing of audit expenses and the accrual of additional performance-linked management incentives granted in 2007. Also, the quarter ended March 31, 2007 included a partial reversal of accrued management incentives that did not re-occur in 2008.

Interest Expense, Net

Interest expense increased as a result of higher debt levels associated with the 2007 refinancing and higher non-cash amortization of deferred financing costs.

EBITDA

EBITDA decreased due to the earlier timing of pre-season maintenance expense for system reliability and the increase in selling, general and administrative expenses, offset by the net increase in capacity revenue and savings from lower electricity costs.

Airport Parking Business

Key Factors Affecting Operating Results

•	relatively level volume of cars out and average revenue per car due to certain underperforming markets which are offsetting overall growth;
•	increased operating costs associated with improving customer service, marketing and bus fleet quality, which began in the second quarter of 2007 as well as a larger fleet size and higher fuel costs;
•	higher selling, general and administrative costs primarily due to accrued expense for a state sales tax assessment and also due to management changes related to strengthening senior management and implementing a regional management structure; and
•	ongoing yield management efforts implemented to maximize revenue as the quality of customer service improves.

Quarter Ended March 31, 2008 Compared to Quarter Ended March 31, 2007

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2008	2007
	$	$	$	%
	($ In Thousands) (Unaudited)
Revenue	18,895	18,811	84	0.4
Direct expenses(1)	15,577	14,289	(1,288)	(9.0)
Gross profit	3,318	4,522	(1,204)	(26.6)
Selling, general and administrative expenses	2,694	1,613	(1,081)	(67.0)
Amortization of intangibles	816	788	(28)	(3.6)
Operating (loss) income	(192)	2,121	(2,313)	(109.1)
Interest expense, net	(3,887)	(3,966)	79	2.0
Other income (expense)	72	(10)	82	NM
Unrealized gains (losses) on derivative instruments	77	(70)	147	NM
Benefit for income taxes	1,501	763	738	96.7
Minority interest	424	201	223	110.9
Net loss(2)	(2,005)	(961)	(1,044)	(108.6)
Reconciliation of net loss to EBITDA:
Net loss(2)	(2,005)	(961)
Interest expense, net	3,887	3,966
Benefit for income taxes	(1,501)	(763)
Depreciation	1,270	1,035
Amortization of intangibles	816	788
EBITDA	2,467	4,065	(1,598)	(39.3)

NM — Not meaningful

(1)	Includes depreciation expense of $1.3 million and $1.0 million for the quarters ended March 31, 2008 and 2007, respectively, and non-cash rent in excess of lease of $525,000 and $591,000 for the same periods.
(2)	Corporate allocation expense and other intercompany fees, and the federal tax effect, have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

	Quarter Ended March 31,		Change
	2008	2007		%
Operating Data:
Cars Out(1)	497,988	495,140	2,848	0.6
Average Revenue Per Car Out	$36.24	$36.65	$(0.41)	(1.1)
Average Overnight Occupancy(2)	21,835	20,726	1,109	5.4

(1)	Cars Out refers to the total number of customers exiting during the period.
(2)	Average Overnight Occupancy refers to aggregate average daily occupancy measured for all locations at the lowest point of the day and does not reflect turnover and intra-day activity.

Revenue

Revenue was substantially unchanged due to relatively flat cars out and average revenue per car when compared with the prior year.

Our goal is to maximize revenue through a focused yield management strategy and enhancing the product offering. Beginning in the second quarter of 2007, we invested heavily in customer service with management upgrades, operational improvements, systems upgrades and fleet enhancements. Additionally, an increased sales force, targeted marketing initiatives, and a new loyalty program have focused on strengthening our customer base of business and leisure travelers. In the markets where management has focused its attention we have recently seen improved performance. We will focus on implementing these initiatives throughout the network over the remainder of the year and believe our performance will continue to improve.

We believe revenues of the airport parking business are correlated to airline enplanements at the airports that we serve. In the first quarter of 2008, the airline industry experienced some bankruptcies and various airlines have altered their flight patterns. Individually each of these changes would not necessarily be material to our airport parking business but in combination they may cause declines in revenue.

Direct Expenses

Direct expenses increased due to improved customer service — higher employee expenditures due to a strengthened management team and additional staffing for valet service; increased marketing expenditures; higher expenses relating to additional buses as well as higher repair and maintenance costs to improve bus fleet quality. Increased direct expenses also reflects greater fuel costs from both rising fuel prices and a larger fleet size.

On April 29, 2008, we completed the acquisition of property in Oakland for $13.3 million. The purchase was funded through borrowing under the MIC Inc. acquisition credit facility, which we had drawn down in February 2008. The property was previously leased and the purchase will eliminate approximately $1.2 million of annual cash rent expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased primarily due to the accrual of a contingent liability related to state sales tax, which is not an ongoing expense.

Our new regional operations and sales structure and senior management changes that commenced in the second quarter of 2007 have increased wage, benefit and travel costs. Legal expenses were also higher in the first quarter of 2008, but we expect that we will be able to recover some of these expenses from insurance.

EBITDA

EBITDA decreased due to lower operating income primarily attributable to a higher cost structure associated with investments in management, sales, marketing and customer service and a contingent liability related to a state sales tax accrual.

Liquidity and Capital Resources

We do not intend to retain significant cash balances in excess of what are prudent reserves. We believe that we will have sufficient liquidity and capital resources to meet our future liquidity requirements including, in relation to our acquisition strategy, our debt obligations and our distribution policy. We base our assessment on the following assumptions:

•	our businesses and investments overall generate, and will continue to generate, significant operating cash flow;
•	the ongoing maintenance capital expenditures associated with our businesses are modest and readily funded from their respective operating cash flow or available financing, including release of debt service reserves;
•	all significant short-term growth capital expenditure will be funded with cash on hand or from committed undrawn debt facilities;
•	we have a $300.0 million revolving acquisition credit facility, of which $244.0 million is currently available, which matures in 2010, and will be able to raise equity to refinance any amounts borrowed under our acquisition facility prior to its maturity; and
•	we will be able to debt finance acquisitions and to refinance maturing debt on reasonable terms.

In light of current market conditions, assumptions regarding our ability to fund acquisitions may be subject to significant risk. See “Risk Factors” in Part I, Item 1A of our Form 10-K, filed with the SEC on February 28, 2008.

While we believe we are taking the necessary steps to improve the performance of our airport parking business, if it does not perform as we expect and within the timeframe we expect, this business may require limited short-term funding from us. We do not anticipate that this will have a significant impact on our ability to pay distributions.

The section below discusses the sources and uses of cash on a consolidated basis, and for each of our businesses and investments. All inter-company activities such as corporate allocation, capital contributions to our businesses and distributions from our businesses, have been excluded from the below tables as these transactions are eliminated on consolidation. Prior period comparatives have also been updated to remove these inter-company activities.

Commitments and Contingencies

For a discussion of our future obligations, due by period, under the various contractual obligations, off-balance sheet arrangements and commitments, please see “Liquidity and Capital Resources — Commitments and Contingencies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on February 28, 2008. We have not had any material changes to those commitments since March 1, 2007, except as follows:

•	on February 20, 2008, we borrowed $56.0 million under the MIC Inc. revolving acquisition facility, to fund the acquisition of Seven Bar FBOs in March 2008 and the acquisition of property previously leased by our airport parking business in April 2008. The facility matures in March 2010; however, we may repay the outstanding balance or make additional drawdowns at any time before this date; and
•	on February 22, 2008, the long-term debt agreement for our district energy business was amended so that principal repayments commence at the end of the third quarter of 2012. The original maturity date and repayment date of the facility was September 2014. The repayment amounts required under the amended terms of the agreement will be the Excess Cash Flow (a variable amount as defined and calculated in the agreement) from the business.

Consolidated Analysis of Historical Cash Flows

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2008	2007
	$	$	$	%
	($ In Thousands)
Cash provided by operating activities	14,097	27,571	(13,474)	(48.9)
Cash (used in) provided by investing activities	(48,435)	78,858	(127,293)	(161.4)
Cash provided by financing activities	38,169	2,588	35,581	NM

NM — Not meaningful

Operating Activities

Consolidated cash provided by operating activities mainly comprises the cash from operations of the businesses we own, as described in each respective business discussion below. The cash flow from our consolidated business’ operations is partially offset by expenses paid at the corporate level, such as base management fees, professional fees and interest on any amounts drawn on our revolving credit facility.

The decrease in consolidated cash provided by operating activities was due primarily to:

•	a $6.9 million increase in working capital balances in 2008 compared to a $3.9 million decrease in 2007, mainly from higher accounts receivable balances due to higher fuel prices and timing;
•	increased interest expense due to higher levels of debt;
•	inclusion of $3.5 million in equity distributions from IMTT in cash provided by operating activities in 2007, with the remaining $3.5 million in cash from investing activities, compared with the entire $7.0 million distribution in 2008 being included in cash from investing activities;
•	underperformance at our airport parking business; and
•	operating costs from the acquisitions in our airport services business since the date of each acquisition, which should decrease over time as the acquired sites become fully integrated with our existing sites and surplus costs are eliminated; partially offset by
•	higher operating income from our airport services business and gas production and distribution business.

We believe our operating activities provide a source of sustainable and growing, long-term cash flows due to:

•	consistent customer demand driven by the basic everyday nature of the services provided;
•	our strong competitive position due to factors including:
•	high initial development and construction costs;
•	difficulty in obtaining suitable land near many of our operations (for example, airports, waterfront near ports);
•	long-term concessions/contracts;
•	required government approvals, which may be difficult or time-consuming to obtain;
•	lack of cost-efficient alternatives to the services we provide in the foreseeable future; and
•	product/service pricing that we expect to generally keep pace with inflation due to factors including:
•	consistent demand;
•	limited alternatives;
•	contractual terms; and
•	regulatory rate setting.

Investing Activities

The change in the cash (used in) provided by investing activities was primarily due to:

•	$41.3 million paid for the acquisition of Seven Bar FBOs in 2008, net of cash acquired;
•	receipt of $85.0 million as sale proceeds in January 2007 from the disposition of our interest in Macquarie Yorkshire Limited in December 2006; and
•	inclusion of $3.5 million in equity distributions from IMTT in cash from investing activities in 2007 (with the remaining $3.5 million in cash provided by operating activities), compared with the entire $7.0 million distribution in 2008 being recorded in cash from investing activities.

Distributions from IMTT are reflected in our consolidated cash provided by operating activities only up to our 50% share of IMTT’s positive earnings. Distributions when IMTT records a net loss, as they did in the first quarter of 2008, are reflected in our consolidated cash from investing activities.

Financing Activities

The increase in cash provided by financing activities was primarily due to:

•	proceeds from the drawdown on the MIC Inc. revolving acquisition facility of $56.0 million in February 2008, primarily to fund the acquisition of Seven Bar FBOs and property previously leased by our airport parking business; and
•	higher drawdowns in debt by our airport services business and gas production and distribution in 2008 compared to 2007; offset by
•	earlier payment of our fourth quarter distribution, which was paid in the first quarter of 2008, compared to being paid in the second quarter of 2007.

For a description of the material terms of the MIC Inc. revolving acquisition facility, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2007. We have not had any material changes to our revolving acquisition facility since February 28, 2008, our 10-K filing date.

The financial covenants requirements under our revolving acquisition facility, and the calculation of these measures at quarter end, are as follows:

•	Ratio of Debt to Consolidated Adjusted Cash from Operations <5.6x (at March 31, 2008: 0.56x)
•	Ratio of Consolidated Adjusted Cash from Operations to Interest Expense >2.0x (at March 31, 2008: 121.59x)
•	Minimum EBITDA (as defined in the facility) of $100.0 million (at March 31, 2008: $182.3 million)

Airport Services Business

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2008	2007
	$	$	$	%
	($ In Thousands)
Cash provided by operating activities	19,846	19,369	477	2.5
Cash used in investing activities	(51,660)	(1,702)	(49,958)	NM
Cash provided by (used in) financing activities(1)	9,891	(279)	10,170	NM

NM — Not meaningful

(1)	We provided our airport services business with $41.9 million of funding in the first quarter of 2008, which was used to pay for the acquisition of Seven Bar FBOs (reflected above in cash used in investing activities) and to pre-fund integration costs. We also provided $1.6 million in 2007 to fund growth capital expenditures. These contributions are not reflected in cash provided by (used in) financing activities as they are eliminated on consolidation.

Operating Activities

Cash provided by operating activities at our airport services business is generated from sales transactions primarily paid by credit cards. Some customers are on extended payment terms and billed accordingly. Offsetting these cash receipts are payments mainly to vendors of fuel, aircraft services and professional services, as well as payroll costs and payments to tax jurisdictions. Cash provided by operations increased in 2008 due to positive operating results of our acquisitions and improved performance at existing locations, partially offset by an increase in interest expense reflecting higher debt levels and higher receivables mainly stemming from higher fuel sale prices. Higher jet fuel sale prices have resulted in an increase in receivables balances as receivables include both the fuel margins charged by our airport services business and the cost of fuel, which is primarily based on spot jet fuel prices.

We expect our airport services business’ marketing programs to help increase fuel sales at the acquired sites. We also expect our selling, general and administrative expense to gross profit ratio to improve upon full integration of the acquired sites into the existing platform. As a result, we expect the cash from operating activities generated by the acquisitions completed in 2007 and 2008 to increase in the future.

Investing Activities

Cash used in investing activities relates primarily to our acquisitions and capital expenditures. Cash paid for our acquisition of Seven Bar FBOs in the first quarter of 2008, net of cash acquired, was $41.3 million.

Maintenance expenditures are generally funded by cash from operating activities and growth capital expenditures are generally funded with drawdown on capital expenditure facilities or equity contributions from MIC Inc.

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

The following table sets forth information about capital expenditures in our airport services business:

	Maintenance	Growth
Quarter ended March 31, 2007	$975,000	$727,000
Quarter ended March 31, 2008	$3.6 million	$6.6 million
2008 full year estimated	$11.0 million	$28.9 million
Commitments at March 31, 2008	None	None

The increases in maintenance capital expenditures are primarily due to an increased number of locations due to our acquisitions and the delay of maintenance capital expenditure projects in the first quarter of 2007 due to weather conditions. We expect maintenance capital expenditures to average between $150,000 and $200,000 per location in 2008 to provide necessary upgrades and refurbishment of our facilities as well as additions to and replacement of our ground support equipment fleet. This is consistent with prior years.

Major growth capital expenditures during the first quarter of 2008 and 2007 include:

2008:

•	the construction of a new hangar/FBO terminal at the San Jose FBO;
•	a ramp repair and extension at our Teterboro location; and
•	several in-progress projects at the time of the acquisition of the Mercury locations.

2007:

•	the commencement of the ramp repair and extension at our Teterboro location; and
•	the construction of a new hangar at our Pittsburgh location.

We currently have plans either in development or underway to provide major remodels or new construction of hangars and facilities at 13 of our FBOs. Such investments are required under the terms of our respective leases with the airports for which we have received renewals or extensions of the existing lease terms.

Financing Activities

The changes in cash provided by (used in) financing activities are primarily due to additional debt drawdowns on our debt facility to fund growth capital expenditures in the first quarter of 2008.

For a description of the material terms of the airport services business’ debt and credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2007. We have not had any material changes to these debt and credit facilities since February 28, 2008, our 10-K filing date.

The financial covenants requirements under the airport services business’ debt and credit facilities, and the calculation of these measures at quarter end, are as follows:

•	Debt service coverage ratio >1.2x or 1.6x for cash lock-up (at March 31, 2008: 2.2x)
•	Leverage ratio <7.75x (at March 31, 2008: 5.96x)
•	Minimum EBITDA (as defined in the debt facility) >$119.7 million (at March 31, 2008: $154.7 million)

Bulk Liquid Storage Terminal Business

The following analysis compares 100% of the cash flows of IMTT, which we believe is the most appropriate and meaningful approach to discussing the historical cash flow trends of IMTT, rather than just the composition of cash flows that is included in our consolidated cash flows. We equity account for our 50% ownership of this business, so distributions are reflected in our consolidated cash flow from operating activities only up to our 50% share of IMTT’s positive earnings. Distributions when IMTT records a net loss or in excess of our share of its earnings are reflected in the consolidated cash flow from investing activities. We have received a quarterly dividend of $7.0 million since completing our investment in May 2006. In the first quarter of 2008, the $7.0 million was included in our consolidated cash from investing activities. In the first quarter of 2007, $3.5 million was included in consolidated operating cash and $3.5 million was included in consolidated cash from investing activities.

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2008	2007
	$	$	$	%
	($ In Thousands)
Cash provided by operating activities	24,806	31,023	(6,217)	(20.0)
Cash used in investing activities	(36,311)	(33,809)	(2,502)	(7.4)
Cash provided by (used in) financing activities	12,899	(6,177)	19,076	NM

NM — Not meaningful

Operating Activities

Cash provided by operating activities at our bulk liquid storage terminal business is generated primarily from rentals and ancillary services that are billed monthly and paid on various terms. Offsetting these cash receipts are payments mainly for payroll costs, maintenance and repair of fixed assets, utilities and professional services and payments to tax jurisdictions. Cash provided by operating activities decreased despite the increase in operating income due to increases in working capital requirements and interest paid.

Investing Activities

Cash used in investing activities relates primarily to capital expenditures on an ongoing basis, as discussed below.

Maintenance Capital Expenditure

During the quarter ended March 31, 2008, IMTT spent $12.1 million on maintenance capital expenditures, including $9.0 million principally in relation to tank refurbishments and dock repairs and $3.1 million on environmental capital expenditures, principally in relation to improvements in containment measures and remediation.

Growth Capital Expenditure

Since our May 2006 investment in IMTT, the business has undertaken $355.9 million in expansion projects and acquired the Joliet facility for $18.5 million. As shown in the following table, these growth initiatives are expected to add or refurbish approximately 5.9 million barrels of capacity which will contribute $48.7 million to EBITDA on an annualized basis. It is anticipated that the capital expenditures will be fully funded using a combination of IMTT’s cash flow from operations, IMTT’s debt facilities, the proceeds from our investment in IMTT and loans from the IMTT shareholders other than us.

The largest expansion project is the construction of a bulk liquid chemical storage and logistics facility on the Mississippi River at Geismar, LA. IMTT expects to spend approximately $188.2 million on this project. Based on the current project scope and subject to certain minimum volumes of chemical products being handled by the facility, existing customer contracts are anticipated to generate minimum terminal gross profit and EBITDA of approximately $18.8 million per year. The logistics facility began limited operations in April 2008 and will be completed within the next few months. Along with the construction of this phase of the storage and logistics operations, IMTT spent an incremental $15.5 million to install an additional 432,000 barrels of storage capacity, which began operation during February 2008 and should generate incremental annual gross profit and EBITDA of $2.8 million.

	Incremental Capacity (Barrels Thousands)	Refurbished Capacity (Barrels Thousands)	Capital Expenditure Cost ($ Millions)	EBITDA ($ Millions)
Geismar	860	—	203.7	21.6
St. Rose/Gretna/Avondale	1,869	210	72.5	10.2
Bayonne	242	1,214	55.4	9.8
Quebec	704	—	30.7	4.9
All Other Projects	—	—	1.6	0.2
Adjustment for Capital
Expenditure Prior to MIC
Investment	—	—	(8.0)	—
Joliet Acquisition	752	—	18.5	2.0
Total	4,427	1,424	374.4	48.7

During the quarter ended March 31, 2008, IMTT spent $50.0 million on specific expansion projects, including $30.1 million in relation to the construction of the new bulk liquid chemical storage facility at Geismar, LA, $9.8 million principally for the construction of new storage tanks at its other three sites in Louisiana, and $6.0 million for tank construction and refurbishment at its Bayonne, NJ facility. The balance of the expenditure on specific expansion projects related to a number of smaller projects to improve the capabilities of IMTT’s facilities.

The following table sets forth information about IMTT’s capital expenditures:

	Maintenance	Growth
Quarter ended March 31, 2007	$7.0 million	$30.7 million
Quarter ended March 31, 2008	$12.1 million	$50.0 million
2008 full year estimated	$35.0 – 50.0 million	$125.0 – 140.0 million
Commitments at March 31, 2008	$20.0 – 30.0 million	$90.0 – 110.0 million

We have increased our estimated capital expenditures for 2008 due to the following factors:

•	higher than anticipated growth capital expenditures for the completion of the new facility at Geismar, LA and a new infrastructure upgrade project at the Bayonne facility;
•	likely increases in maintenance capital expenditures related to the mandated SPCC program during the balance of 2008 and extending through 2012; and
•	higher maintenance capital expenditures for dock repairs at Gretna.

After December 31, 2008, when our distributions from IMTT will convert from a fixed amount to a variable amount generally based on IMTT’s cash flow from operating activities and cash flow from investing activities less maintenance capital expenditures, these increases in capital expenditures related to the SPCC program will reduce amounts that would otherwise be distributed to us from IMTT.

Financing Activities

The increase in cash provided by financing activities was primarily due to an increase in borrowing under the revolving credit facility and the issuance of GO Zone bonds.

Pursuant to the terms of the shareholders’ agreement between ourselves and the other shareholders in IMTT, all shareholders in IMTT other than us were required to loan all dividends received by them (excluding the $100.0 million dividend paid to prior existing shareholders at the closing of our investment in IMTT), net of tax payable in relation to such dividends, through the quarter ended December 31, 2007 back to IMTT Holdings Inc. The shareholder loan has a fixed interest rate of 5.5% and will be repaid over 15 years by IMTT Holdings Inc. with equal quarterly amortization commencing March 31, 2008. Shareholder loans of $38.5 million were outstanding as at March 31, 2008.

For a description of the material terms of the bulk liquid storage terminal business’ debt and credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2007. We have not had any material changes to these debt and credit facilities since February 28, 2008, our 10-K filing date.

The financial covenants requirements under the bulk liquid storage terminal business’ debt and credit facilities, and the calculation of these measures at quarter end, are as follows:

USD Revolving Credit Facility	CAD Revolving Credit Facility
Debt to EBITDA Ratio: Max 4.75x (at March 31, 2008: 3.22x)	Debt to EBITDA Ratio: Max 4.75x (at March 31, 2008: 3.22x)
EBITDA to Interest Ratio: Min 3.00x (at March 31, 2008: 5.19x)	EBITDA to Interest Ratio: Min 3.00x (at March 31, 2008: 5.19x)

Gas Production and Distribution Business

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2008	2007
	$	$	$	%
	($ In Thousands)
Cash provided by operating activities	811	4,456	(3,645)	(81.8)
Cash used in investing activities	(1,617)	(1,956)	339	17.3
Cash provided by financing activities	3,250	1,000	2,250	NM

NM — Not meaningful

Operating Activities

The main drivers for cash provided by operating activities are customer receipts and amounts withdrawn from the restricted cash escrow account; timing of payments for fuel, materials, pipeline repairs, vendor services and supplies; payment of payroll, employee benefits and payroll taxes; payment of revenue-based taxes and payment of administrative costs. Our customers are generally billed monthly and make payments on account. Our vendors and suppliers generally bill us when services are rendered or when products are shipped. The decrease from 2007 to 2008 was primarily due to increased inventory purchases in 2008 and accounts receivable balances resulting from higher sales prices, partially offset by higher accounts payable balances that resulted from the timing of inventory purchases.

Investing Activities

The main drivers for cash used in investing activities are capital expenditures. Capital expenditures for the non-utility business are funded by cash from operating activities and capital expenditures for the utility business are funded both by drawing on credit facilities as well as cash from operating activities.

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

We expect to fund approximately half of our total 2008 capital expenditures with debt facilities that are maintained principally for the benefit of our utility operations.

The following table sets forth information about TGC’s capital expenditures:

	Maintenance	Growth
Quarter ended March 31, 2007	$1.2 million	$886,000
Quarter ended March 31, 2008	$1.2 million	$975,000
2008 full year estimated	$7.1 million	$3.3 million
Commitments at March 31, 2008	$219,000	$928,000

Financing Activities

The main drivers for cash provided by financing activities are debt financings for our working capital needs and capital expenditures offset by the repayment of outstanding debt facilities. The amounts borrowed during the first quarter were from our working capital credit facility and were used for inventory acquisitions.

As a condition of our purchase of TGC in June 2006, Hawaii regulators required that TGC maintain a debt to total capital ratio of no more than 65% as calculated at the end of each quarter. At March 31, 2008 this ratio was 64.8% due to non-cash changes in fair value of derivatives that reduced TGC’s equity. We believe that we will be able to reach an arrangement to exclude or otherwise address these fluctuations in derivatives to maintain a debt to total capital ratio below 65%.

For a description of the material terms of the gas production and distribution business’ debt and credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2007. We have not had any material changes to these debt and credit facilities since February 28, 2008, our 10-K filing date.

The financial covenants triggering distribution lock-up under the gas production and distribution business’ debt and credit facilities, and the calculation of these measures at quarter end, are as follows:

•	12 mo. look-forward and 12 mo. look-backward adjusted EBITDA/interest >3.5x (at March 31, 2008: 4.83x)

District Energy Business

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2008	2007
	$	$	$	%
	($ In Thousands)
Cash provided by operating activities	2,841	3,089	(248)	(8.0)
Cash used in investing activities	(1,516)	(2,315)	799	34.5
Cash (used in) provided by financing activities	(186)	1,650	(1,836)	(111.3)

Operating Activities

Cash provided by operating activities is primarily driven by customer receipts for services provided and for leased equipment, the timing of payments for electricity and vendor services or supplies and the payment of payroll and benefit costs.

The change from 2007 to 2008 was primarily due to lower consumption revenue and higher operating expenses in 2008 offset partially by a decrease in working capital requirements, primarily accounts payable relating to construction projects and pre-season maintenance.

Investing Activities

The main drivers for cash used in investing activities are capital expenditures which are generally funded by drawing on available credit facilities. The decrease from 2007 to 2008 was primarily due to a higher level of growth capital expenditures for plant expansion in 2007.

Maintenance Capital Expenditure

Our district energy business expects to spend up to $1.0 million per year on capital expenditures relating to the replacement of parts, system reliability, customer service improvements and minor system modifications of which $187,000 has been spent during the first three months of 2008. Maintenance capital expenditures through 2012 will be funded from available debt facilities.

Growth Capital Expenditure

We completed the expansion of one of our plants in 2007, and we expect to complete the associated expansion of our distribution system in 2008. For the entire project, we anticipate spending approximately $8.1 million in 2007 and 2008. As of March 31, 2008, $7.2 million has been spent or committed. Management has also identified projects to further expand the current system capability to accommodate the increased demand for district cooling in Chicago. We estimate making additional capital expenditures of approximately $7.8 million connecting new customers to the system and implementing minor system modifications and improvements through 2010. As of March 31, 2008, $2.6 million has been spent or committed for new customer connections. Typically, new customers will reimburse our district energy business for a substantial portion of these connection expenditures, effectively reducing the impact of this capital expenditure.

Based upon discussions with current and potential customers and subject to finalization of service dates, we expect annual gross profit and EBITDA to increase by approximately $5.3 million by 2011. New customers generally have up to two years after their initial service date to increase capacity up to their final contracted tons which may defer a small portion of the expected EBITDA. We anticipate that the expanded capacity sold to new or existing customers will be under contract or subject to letters of intent prior to district energy committing to the capital expenditure. As of April 15, 2008, we have signed contracts with ten new customers representing approximately 88% of this additional gross profit and EBITDA increase. One customer began service in late 2006, two customers began service in 2007, and the remaining seven will begin service in 2009. We have identified the likely purchasers of the remaining saleable capacity and expect to have contracts signed by the end of 2008.

In addition, a building that houses one of our plants is being renovated and expanded. As per our lease agreement, we are obligated to pay for necessary modifications of this facility to accommodate the building’s expansion. We are taking advantage of this opportunity to expand our system capabilities in conjunction with the building expansion. Management anticipates spending up to approximately $11.0 million over 2008 through 2009. As of March 31, 2008, $130,000 has been spent or committed for the building modifications. We expect annual gross profit and EBITDA to increase by approximately $1.3 million by 2010, although a small portion of the additional increase may be deferred until 2011.

We expect to fund the capital expenditure for system expansion and interconnection by drawing on available debt facilities.

The following table sets forth information about capital expenditures in our district energy business:

	Maintenance	Growth
Quarter ended March 31, 2007	$281,000	$3.8 million
Quarter ended March 31, 2008	$187,000	$569,000
2008 full year estimated	$1.0 million	$6.1 million
Commitments at March 31, 2008	$149,000	$1.8 million

Financing Activities

Cash (used in) provided by financing activities is primarily driven by draws on revolving credit facilities and refinancings.

The change from 2007 to 2008 was primarily due to $1.8 million of draws from our revolver facility in 2007 which were used to finance growth capital expenditures.

For a description of the material terms of the district energy business’ debt and credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2007. We have not had any material changes to these debt and credit facilities since February 28, 2008, our 10-K filing date.

The financial covenants requirements under the district energy business’ debt and credit facilities, and the calculation of these measures at quarter end, are as follows:

Distributions permitted if the following conditions are met:

•	Backward interest coverage ratio >1.5x (March 31, 2008: 2.4x)
•	Leverage ratio (funds from operations to net debt) for the previous 12 months equal to or greater than 5.5% in years 1 and 2 and thereafter equal to or greater than 6.0% (March 31, 2008: 9.5%)

Airport Parking Business

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2008	2007
	$	$	$	%
	($ In Thousands)
Cash used in operating activities	(359)	(160)	(199)	(124.4)
Cash used in investing activities	(238)	(1,585)	1,347	85.0
Cash (used in) provided by financing activities	(417)	256	(673)	NM

NM — Not meaningful

General

We have generally financed the liquidity needs of our airport parking business with cash from operating activities as well as existing cash balances. Since the second quarter of 2007, the business has been investing significant resources to improve management and service levels, funding these efforts primarily with available cash. These initiatives have begun to produce results in 2008 at locations that were the initial focus. We expect to see similar results as these initiatives are implemented throughout the network. We believe there is sufficient cash in the business to fund our immediate cash requirements, and we expect management strategies recently implemented to turn the business cash flow positive in the future. While we believe we are taking the necessary steps to improve the performance of our airport parking business, if it does not perform as we expect and within the timeframe we expect this business may require limited short-term funding from us as it continues to improve.

Operating Activities

Cash used in operating activities is primarily driven by customer receipts, timing of payments for rent, repairs and maintenance, fuel for shuttle buses, and payroll and benefits. The increase in cash used in operating activities in 2008 was primarily due to elevated expenses to improve management and service levels that have not yet generated corresponding improvements in revenue, offset by a positive working capital fluctuation.

On April 29, 2008 we completed the acquisition of property in Oakland for $13.3 million. The purchase was funded through borrowing under the MIC Inc. acquisition credit facility, which we had drawn down in February 2008. The property was previously leased and the purchase will eliminate approximately $1.2 million of annual cash rent expense.

Investing Activities

Cash used in investing activities is primarily driven by capital expenditures and payments for acquisitions. The decrease in cash used in investing activities in 2008 was primarily due to high levels of bus purchases and upgrades to facilities in 2007 and by a $438,000 offset in 2008 due to proceeds from a partial property sale at one of our facilities.

Maintenance Capital Expenditure

Maintenance capital projects include site improvements and IT equipment. In the first quarter of 2008, our airport parking business spent $676,000 on maintenance capital projects.

Management has focused on improving the customer experience with upgrades to shuttle services and facilities. For the full year 2008, our airport parking business expects to spend $3.4 million on new maintenance-related capital projects.

	Maintenance	Growth
Quarter ended March 31, 2007	$1.5 million	$126,000
Quarter ended March 31, 2008	$676,000	—
2008 full year estimated	$3.4 million	—
Commitments at March 31, 2008	$78,000	—

Financing Activities

Cash (used in) provided by financing activities decreased primarily because of the repayment of outstanding debt facilities and capital lease obligations. Cash used in financing activities in 2008 comprised primarily of $372,000 of capital lease payments. Cash provided in 2007 included a restricted cash decrease of $936,000, partially offset by $504,000 of capital lease payments.

For a description of the material terms of the airport parking business’ debt and credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2007. We have not had any material changes to these debt and credit facilities since February 28, 2008, our 10-K filing date.

The financial covenants requirements under the airport parking business’ debt and credit facilities, and the calculation of these measures at quarter end, are as follows:

•	Debt Service Coverage Constant Ratio of 1.00 to 1.00 with respect to the immediately preceding 12 month period (at March 31, 2008: 1.20x)
•	Minimum liquidity of $3.0 million (at March 31, 2008, this requirement was met)
•	Minimum net worth (as calculated in the loan agreement) of $40.0 million (at March 31, 2008, this requirement was met)

Critical Accounting Estimates

For critical accounting estimates, see “Critical Accounting Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Our critical accounting estimates have not changed materially from the description contained in that Annual Report.

New Accounting Pronouncements

See Note 3, Adoption of New Accounting Pronouncement, to our consolidated condensed financial statements in Part I, Item I of this Form 10-Q for details on new accounting pronouncements which is incorporated herein by reference.

Other Matters

The discussion of the financial condition and results of operations of the company should be read in conjunction with the consolidated condensed financial statements and the notes to those statements included elsewhere herein. This discussion contains forward looking statements that involve risks and uncertainties and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify such forward-looking statements. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Unless required by law, we can undertake no obligation to update forward-looking statements. Readers should also carefully review the risk factors set forth in other reports and documents filed from time to time with the SEC.

Except as otherwise specified, “Macquarie Infrastructure Company,” “we,” “us,” and “our” refer to the Company and its subsidiaries together from June 25, 2007 and, prior to that date, to the Trust, the Company and its subsidiaries. Macquarie Infrastructure Management (USA) Inc., which we refer to as our Manager, is part of the Macquarie Group, comprised of Macquarie Group Limited and its subsidiaries and affiliates worldwide.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Our exposure to market risk has not changed materially since February 28, 2008, our 10-K filing date.

Item 4. Controls and Procedures

Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008. There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings other than as disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on February 28, 2008.

Item 1A. Risk Factors

Please see Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on February 28, 2008.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

By:	/s/ Peter Stokes
Name:	Peter Stokes
Title:	Chief Executive Officer

Dated: May 8, 2008

By:	/s/ Francis T. Joyce
Name:	Francis T. Joyce
Title:	Chief Financial Officer

Dated: May 8, 2008

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
31.3*	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer
32.1*	Section 1350 Certification of the Chief Executive Officer
32.2*	Section 1350 Certification of the Chief Financial Officer

*	Filed herewith.

E-1