Form 10-Q
period 2008-06-30
Macquarie Infrastructure CO LLC
filed 2008-08-07
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

N/A

(Former Name, Former Address and Former Fiscal Year if Changed Since Last Report)

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

There were 44,948,694 limited liability company interests without par value outstanding at August 6, 2008.

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

i

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED BALANCE SHEETS
($ In Thousands, Except Share Data)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,460	$57,473
Restricted cash	1,601	1,335
Accounts receivable, less allowance for doubtful accounts of $1,919 and $2,380, respectively	104,329	94,541
Dividends receivable	7,000	7,000
Other receivables	42	445
Inventories	21,888	18,219
Prepaid expenses	6,209	10,418
Deferred income taxes	9,330	9,330
Land – available for sale	5,965	—
Other	14,061	11,706
Total current assets	216,885	210,467
Property, equipment, land and leasehold improvements, net	699,822	674,952
Restricted cash	19,717	19,363
Equipment lease receivables	37,511	38,834
Investment in unconsolidated business	204,159	211,606
Goodwill	775,684	770,108
Intangible assets, net	864,312	857,345
Deferred costs on acquisitions	—	278
Deferred financing costs, net of accumulated amortization	26,532	28,040
Other	2,261	2,036
Total assets	$2,846,883	$2,813,029
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Due to manager – related party	$4,575	$5,737
Accounts payable	70,753	59,303
Accrued expenses	29,096	31,184
Current portion of notes payable and capital leases	3,437	5,094
Current portion of long-term debt	6,426	162
Fair value of derivative instruments	27,095	14,224
Customer deposits	9,248	9,481
Other	8,370	8,330
Total current liabilities	159,000	133,515
Notes payable and capital leases, net of current portion	2,923	2,964
Long-term debt, net of current portion	1,497,550	1,426,494
Deferred income taxes	204,832	202,683
Fair value of derivative instruments	25,263	42,832
Other	31,926	30,817
Total liabilities	1,921,494	1,839,305
Minority interests	6,473	7,172

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED BALANCE SHEETS – (continued)
($ In Thousands, Except Share Data)

	June 30, 2008	December 31, 2007
	(Unaudited)
Commitments and contingencies	—	—
Members’ equity:
LLC interests, no par value; 500,000,000 authorized; 44,948,694 LLC interests issued and outstanding at June 30, 2008 and 44,938,380 LLC interests issued and outstanding at December 31, 2007	994,938	1,052,062
Accumulated other comprehensive loss	(29,913)	(33,055)
Accumulated deficit	(46,109)	(52,455)
Total members’ equity	918,916	966,552
Total liabilities and members’ equity	$2,846,883	$2,813,029

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
($ In Thousands, Except Share and per Share Data)

	Quarter Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenue
Revenue from product sales	$166,834	$91,989	$326,159	$180,346
Revenue from product sales – utility	31,858	22,820	61,257	45,111
Service revenue	86,672	61,161	175,457	118,247
Financing and equipment lease income	1,179	1,235	2,373	2,483
Total revenue	286,543	177,205	565,246	346,187
Costs and expenses
Cost of product sales	119,501	57,692	228,018	111,374
Cost of product sales – utility	26,679	17,429	51,014	34,231
Cost of services	32,289	26,323	65,545	49,665
Selling, general and administrative	61,645	38,564	125,502	77,542
Fees to manager – related party	4,509	48,964	9,135	54,525
Depreciation	6,315	4,162	13,038	8,053
Amortization of intangibles	10,904	7,004	21,643	13,932
Total operating expenses	261,842	200,138	513,895	349,322
Operating income (loss)	24,701	(22,933)	51,351	(3,135)
Other income (expense)
Interest income	297	1,465	770	2,924
Interest expense	(25,676)	(17,705)	(51,502)	(35,271)
Equity in earnings (losses) and amortization charges of investee	8,641	(1,145)	6,552	2,320
(Loss) gain on derivative instruments	(581)	1,138	(886)	661
Other income (expense), net	463	272	655	(644)
Net income (loss) before income taxes and minority interests	7,845	(38,908)	6,940	(33,145)
Benefit (provision) for income taxes	364	13,833	(1,000)	15,878
Net income (loss) before minority interests	8,209	(25,075)	5,940	(17,267)
Minority interests	(129)	(28)	(408)	(97)
Net income (loss)	$8,338	$(25,047)	$6,348	$(17,170)
Basic earnings (loss) per share:	$0.19	$(0.67)	$0.14	$(0.46)
Weighted average number of shares outstanding: basic	44,941,440	37,562,165	44,939,910	37,562,165
Diluted earnings (loss) per share:	$0.19	$(0.67)	$0.14	$(0.46)
Weighted average number of shares outstanding: diluted	44,954,123	37,562,165	44,951,408	37,562,165
Cash distributions declared per share	$0.645	$0.59	$1.28	$1.16

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
($ In Thousands)

	Six Months Ended
	June 30, 2008	June 30, 2007
Operating activities
Net income (loss)	$6,348	$(17,170)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	18,549	13,029
Amortization of intangible assets	21,643	13,932
Equity in earnings and amortization charges of investee	(6,552)	(2,320)
Equity distributions from investee	6,552	2,320
Amortization of debt financing costs	3,350	2,883
Non-cash derivative loss (gain), net of non-cash interest expense	1,045	(2,500)
Performance fees settled in LLC interests	—	43,962
Equipment lease receivable, net	1,113	1,381
Deferred rent	1,071	1,264
Deferred taxes	(278)	(16,858)
Other non-cash expenses, net	179	1,118
Non-operating losses relating to foreign investments	—	2,799
Changes in other assets and liabilities, net of acquisitions:
Restricted cash	(266)	(74)
Accounts receivable	(9,661)	(7,013)
Inventories	(3,222)	409
Prepaid expenses and other current assets	3,320	3,963
Due to manager – related party	(1,161)	1,624
Accounts payable and accrued expenses	7,057	6,486
Income taxes payable	(850)	1,977
Other, net	353	1,326
Net cash provided by operating activities	48,590	52,538
Investing activities
Acquisitions of businesses and investments, net of cash acquired	(41,914)	(86,900)
Costs of dispositions	—	(322)
Proceeds from sale of equity investment	—	84,977
Settlements of non-hedging derivative instruments	—	(1,965)
Purchases of property, equipment, land and leasehold improvements	(39,975)	(18,246)
Return of investment in unconsolidated business	7,447	11,680
Other	229	—
Net cash used in investing activities	(74,213)	(10,776)

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS – (continued)
(Unaudited)
($ In Thousands)

	Six Months Ended
	June 30, 2008	June 30, 2007
Financing activities
Proceeds from long-term debt	$5,000	$34,500
Proceeds from line of credit facilities	70,650	7,130
Offering and equity raise costs paid	(65)	—
Distributions paid to holders of LLC interests	(57,528)	(43,572)
Distributions paid to minority shareholders	(292)	(408)
Payment of long-term debt	(80)	(77)
Debt financing costs paid	(1,846)	(687)
Change in restricted cash	(354)	(1,886)
Payment of notes and capital lease obligations	(875)	(1,149)
Net cash provided by (used in) financing activities	14,610	(6,149)
Effect of exchange rate changes on cash	—	(1)
Net change in cash and cash equivalents	(11,013)	35,612
Cash and cash equivalents, beginning of period	57,473	37,388
Cash and cash equivalents, end of period	$46,460	$73,000
Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Accrued acquisition and equity offering costs	$—	$2,757
Accrued purchases of property and equipment	$872	$2,620
Acquisition of equipment through capital leases	$490	$30
Issuance of LLC interests to independent directors	$450	$—
Taxes paid	$2,237	$1,886
Interest paid	$48,572	$33,016

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

The Company owns its businesses through its wholly-owned subsidiary Macquarie Infrastructure Company Inc., or MIC Inc. The Company’s businesses operate predominantly in the United States, and comprise the following:

(i)	an airport services business — operates a network of fixed base operations, or FBOs, in the U.S. FBOs provide products and services like fuel and aircraft parking for owners and operators of private jets;
(ii)	a 50% interest in a bulk liquid storage terminal business — provides bulk liquid storage and handling services in North America and is one of the largest participants in this industry in the U.S., based on capacity;
(iii)	a gas production and distribution business — a full-service gas energy company, making gas products and services available in Hawaii;
(iv)	a district energy business — operates the largest district cooling system in the U.S. and serves various customers in Chicago, Illinois and Las Vegas, Nevada; and
(v)	an airport parking business — a provider of off-airport parking services in the U.S., with 30 facilities in 20 major airport markets.

During the year ended December 31, 2007, the Company completed the following acquisitions:

•	On May 30, 2007, the Company completed the acquisition of 100% of the interests in entities that own and operate two FBOs at Stewart International Airport in New York and Santa Monica Municipal Airport in California, together referred to as “Supermarine”.
•	On August 9, 2007, the Company completed the acquisition of approximately 89% of the equity of Mercury Air Center, Inc., or Mercury, which owns and operates 24 FBOs in the United States. On October 2, 2007, the Company acquired the remaining 11% of equity.
•	On August 17, 2007, the Company completed the acquisition of 100% of the membership interests in SJJC Aviation Services, LLC, or San Jose, which owns and operates the two FBOs at San Jose Mineta International Airport, located in San Jose, California.
•	On November 30, 2007, the Company completed the acquisition of 100% of the membership interests in Rifle Jet Center, LLC and Rifle Jet Center Maintenance, LLC, which own and operate an FBO at Garfield County Regional Airport in Rifle, Colorado.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Description of Business  – (continued)

During the six months ended June 30, 2008, the Company completed the following acquisition:

•	On March 4, 2008, the Company completed the acquisition of 100% of the equity in entities that own and operate three FBOs in Farmington and Albuquerque, New Mexico and Sun Valley, Idaho, collectively referred to as “Seven Bar.”

2. Basis of Presentation

The unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of consolidated financial statements in conformity with GAAP requires estimates and assumptions. Management evaluates these estimates and judgments on an ongoing basis. Actual results may differ from the estimates and assumptions used in the financial statements and notes. Operating results for the quarter and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

3. New Accounting Pronouncements

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

3. New Accounting Pronouncements  – (continued)

In December 2007, the FASB revised Statement of Financial Accounting Standards No. 141, “Business Combinations”, or FASB No. 141(R). The revised standard includes various changes to the business combination rules. Some of the changes include immediate expensing of acquisition-related costs rather than capitalization, and 100% of the fair value of assets and liabilities acquired being recorded, even if less than 100% of the business is acquired. FASB No. 141(R) is effective for business combinations consummated in periods beginning on or after December 15, 2008. The Company expects the revised standard to have the following significant impacts on its financial statements compared with existing business combination rules: (1) increased selling, general and administrative costs due to immediate expensing of acquisition costs, resulting in lower net income; (2) lower cash provided by operating activities and lower cash used in investing activities in the statements of cash flows due to the immediate expensing of acquisition costs, which under existing rules are included as cash out flows in investing activities as part of the purchase price of the business; and (3) 100% of fair values recorded for assets and liabilities on the balance sheet even where a noncontrolling interest exists resulting in larger assets and liability balances compared with existing business combination rules.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”, or FASB No. 160, which requires noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. FASB No. 160 is effective for periods beginning on or after December 15, 2008 and will be applied prospectively to all noncontrolling interests with comparative period information reclassified. While the Company’s district energy and airport parking businesses each have noncontrolling interests, the Company does not expect the adoption of FASB No. 160 to have a material impact on the Company’s financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosure about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”, or FASB No. 161, which requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments. FASB No. 161 is effective for periods beginning on or after November 15, 2008. The Company does not expect the adoption of FASB No. 161 to have a material impact on the Company’s financial statements.

4. Earnings (Loss) Per Share

The following is a reconciliation of the basic and diluted number of shares used in computing earnings (loss) per share:

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average number of shares outstanding: basic	44,941,440	37,562,165	44,939,910	37,562,165
Dilutive effect of restricted stock unit grants	12,683	—	11,498	—
Weighted average number of shares outstanding: diluted	44,954,123	37,562,165	44,951,408	37,562,165

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

4. Earnings (Loss) Per Share  – (continued)

The effect of potentially dilutive shares for the quarter and six months ended June 30, 2008 is calculated by assuming that the 14,115 restricted stock unit grants provided to the independent directors on May 27, 2008 and the 10,314 restricted stock unit grants provided to the independent directors on May 24, 2007 had been fully converted to shares on those dates. However, the restricted stock unit grants were anti-dilutive for the quarter and six months ended June 30, 2007, due to the Company’s net loss for those periods.

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

For a description of related party transactions associated with the Company’s acquisition, see Note 13, Related Party Transactions. The acquisition has been accounted for under the purchase method of accounting. Accordingly, the results of operations of Seven Bar are included in the consolidated statements of operations and as a component of the Company’s airport services business segment since March 4, 2008.

The preliminary allocation of the purchase price, including transaction costs, was as follows ($ in thousands):

Current assets	$1,147
Property, equipment and leasehold improvements	10,244
Intangible assets:
Customer relationships	690
Contract rights	26,370
Non-compete agreements	50
Goodwill	4,966
Total assets acquired	43,467
Current liabilities	1,296
Other liabilities	370
Net assets acquired	$41,801

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

5. Acquisitions  – (continued)

Pro Forma Information

The following unaudited pro forma information summarizes the results of operations for the quarter and six months ended June 30, 2008 and 2007 as if the acquisition of Seven Bar had been completed at the beginning of the prior comparative period, January 1, 2007. The pro forma data combine the Company’s consolidated results with those of the acquired entities (prior to acquisition) for the periods shown. The results are adjusted for amortization, depreciation and income taxes relating to the acquisition. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been achieved if the acquisition had occurred as of the beginning of the periods presented or that may be achieved in the future. The pro forma amounts are as follows ($ in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Pro forma consolidated revenue	$286,543	$180,059	$568,352	$353,161
Pro forma consolidated net income (loss)	$8,338	$(25,751)	$6,179	$(18,049)
Basic and diluted earnings (loss) per share	$0.19	$(0.69)	$0.14	$(0.48)

6. Property, Equipment, Land and Leasehold Improvements

Property, equipment, land and leasehold improvements consist of the following ($ in thousands):

	June 30, 2008	December 31, 2007
Land(1)	$69,015	$63,275
Easements	5,624	5,624
Buildings	36,214	36,202
Leasehold and land improvements	284,998	270,662
Machinery and equipment	311,110	302,408
Furniture and fixtures	9,982	9,006
Construction in progress	72,091	59,292
Property held for future use	1,541	1,503
	790,575	747,972
Less: accumulated depreciation	(90,753)	(73,020)
Property, equipment, land and leasehold improvements, net(2)	$699,822	$674,952

(1)	In April 2008, the airport parking business acquired land, that was previously leased, for $13.5 million. The business also reversed the $1.5 million accrued rent liability in relation to this land, resulting in a net book value of $12.0 million. The business has taken steps to effect the sale of the portion of the land acquired in excess of the requirements for the parking facility, which is at least half of the land. Therefore, $6.0 million of the acquired land is included in property, equipment, land and leasehold improvements and the remainder is disclosed as land-available for sale, in the consolidated condensed balance sheets. The airport parking business has entered an agreement with a potential buyer, which the buyer may terminate at their discretion until August 8, 2008. In the event that this sale is not completed, the business will continue to pursue its sale strategy with other buyers. The business expects to complete the sale within the next year.
(2)	Includes $978,000 and $1.5 million of capitalized interest for the six months ended June 30, 2008 and the year ended December 31, 2007, respectively.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7. Intangible Assets

Intangible assets consist of the following ($ in thousands):

	Weighted Average Life (Years)		June 30, 2008	December 31, 2007
Contractual arrangements	30.4		$830,142	$802,272
Non-compete agreements	2.5		9,515	9,465
Customer relationships	10.1		85,990	85,300
Leasehold rights	14.5		8,359	8,359
Trade names	Indefinite	(1)	17,497	17,497
Domain names	Indefinite	(2)	2,108	2,108
Technology	5.0		460	460
			954,071	925,461
Less: Accumulated amortization			(89,759)	(68,116)
Intangible assets, net			$864,312	$857,345

(1)	Trade names of $2.1 million are being amortized over a period within 1.5 years.
(2)	Domain names of $334,000 and $440,000 are being amortized over a period within 4 years and 1.5 years, respectively.

8. Long-Term Debt

Long-term debt consists of the following ($ in thousands):

	June 30, 2008	December 31, 2007
MIC Inc. acquisition facility	$56,000	$—
Airport services	927,550	911,150
Gas production and distribution	169,000	164,000
District energy	150,000	150,000
Airport parking(1)	201,426	201,506
	1,503,976	1,426,656
Less current portion	(6,426)	(162)
Long-term portion	$1,497,550	$1,426,494

(1)	Under the terms of its loan arrangement, the airport parking business is required to undertake certain capital improvements and environmental remediation. The due date for completion was June 2008. The airport parking business has made progress on these projects but has not completed them. The airport parking business sought, and obtained, a waiver on this covenant from the lender extending the due date until June 2009, to allow the business additional time to fulfill the requirements.

9. Derivative Instruments

The Company and its businesses have in place variable-rate debt. Management believes that it is prudent to limit the variability of a portion of its interest payments. To meet this objective, the Company enters into interest rate swap and cap agreements to manage fluctuations in cash flows resulting from interest rate risk on a majority of its variable-rate debt.

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

At June 30, 2008, the Company had $1.5 billion of long-term debt, $1.3 billion of which was hedged with interest rate swaps, $58.7 million of which was hedged with interest rate caps, $92.6 million of which was unhedged and $6.4 million of which incurred interest at fixed rates.

For the six months ended June 30, 2008, the Company recorded the following movements in the value of its derivative instruments ($ in thousands):

	Assets (Included in Other)	Liabilities
Opening balance, December 31, 2007 (includes current and non-current portions)	$47	$57,056
Unrealized loss on derivative instruments included in other comprehensive loss	(47)	5,024
Ineffective portion of the changes in the valuation of the derivative instruments, representing unrealized gains, included in loss on derivative instruments	—	(28)
Reclassification of realized losses on derivative instruments into interest expense	—	(9,694)
Closing balance, June 30, 2008 (includes current and non-current portions)	$—	$52,358

Also included within loss on derivative instruments for the six month period is a $914,000 expense, representing a reclassification of realized losses from other comprehensive loss into earnings.

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

The Company’s fair value measurements of its derivative instruments are as follows ($ in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total at June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Instruments:
Current liabilities	$27,095	$—	$27,095	$—
Non-current liabilities	25,263	—	25,263	—
Total, net	$52,358	$—	$52,358	$—

10. Comprehensive Income (Loss)

Total comprehensive income for the quarter and six months ended June 30, 2008 was $42.7 million and $9.5 million, respectively. These amounts are included in the accumulated other comprehensive loss on the Company’s consolidated condensed balance sheet. The difference between net income of $8.3 million for the quarter and comprehensive income was attributable to an unrealized gain on derivative instruments of $29.1 million (net of taxes) and a $5.3 million (net of taxes) reclassification of realized losses into earnings.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Comprehensive Income (Loss)  – (continued)

The difference between net income of $6.3 million for the six month period and comprehensive income was attributable to an unrealized loss on derivative instruments of $3.4 million (net of taxes), offset by a $6.6 million (net of taxes) reclassification of realized losses into earnings.

Total comprehensive loss for the quarter and six months ended June 30, 2007 was $17.5 million and $11.3 million, respectively. The difference between net loss of $25.0 million for the quarter and comprehensive loss was attributable to an unrealized gain on derivative instruments of $7.5 million (net of taxes). The difference between net loss of $17.2 million for the six month period and comprehensive loss was attributable to an unrealized gain on derivative instruments of $5.9 million (net of taxes).

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

The Company also has a 50% investment in a bulk liquid storage terminal business, which is accounted for under the equity method. Financial information for this business is presented below ($ in thousands):

	As of and for the Quarter Ended June 30,		As of and for the Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$78,230	$63,191	$156,624	$133,607
EBITDA(1)	47,562	13,382	59,847	41,257
Interest expense, net	5,173	3,961	9,892	7,368
Depreciation and amortization expense	10,323	9,040	20,657	17,562
Capital expenditures paid	54,674	44,199	113,180	78,122
Property, plant and equipment balance	823,461	606,245	823,461	606,245
Total assets balance	897,980	668,380	897,980	668,380

(1)	EBITDA refers to earnings before interest, taxes, depreciation and amortization.

The airport services business reportable segment principally derives income from fuel sales and from other airport services. Airport services revenue includes fuel-related services, de-icing, aircraft hangarage, airport management and other aviation services. All of the revenue of the airport services business is generated in the United States. The airport services business operated 72 FBOs and managed six airports under management contracts as of June 30, 2008. In January 2008, the Company entered an agreement to sell its airport management business, and expects to complete the sale in the second half of 2008.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Reportable Segments  – (continued)

Revenue from external customers for the Company's reportable segments was as follows ($ in thousands):

	Quarter Ended June 30, 2008
	Airport Services	Gas Production and Distribution	District Energy	Airport Parking	Total
Revenue from Product Sales
Product sales	$143,111	$23,723	$—	$—	$166,834
Product sales – utility	—	31,858	—	—	31,858
	143,111	55,581	—	—	198,692
Service Revenue
Other services	55,634	—	717	—	56,351
Cooling capacity revenue	—	—	4,828	—	4,828
Cooling consumption revenue	—	—	6,073	—	6,073
Parking services	—	—	—	19,420	19,420
	55,634	—	11,618	19,420	86,672
Financing and Lease Income
Financing and equipment lease	—	—	1,179	—	1,179
	—	—	1,179	—	1,179
Total Revenue	$198,745	$55,581	$12,797	$19,420	$286,543

	Quarter Ended June 30, 2007
	Airport Services	Gas Production and Distribution	District Energy	Airport Parking	Total
Revenue from Product Sales
Product sales	$73,689	$18,300	$—	$—	$91,989
Product sales – utility	—	22,820	—	—	22,820
	73,689	41,120	—	—	114,809
Service Revenue
Other services	28,787	—	768	—	29,555
Cooling capacity revenue	—	—	4,738	—	4,738
Cooling consumption revenue	—	—	6,800	—	6,800
Parking services	—	—	—	20,068	20,068
	28,787	—	12,306	20,068	61,161
Financing and Lease Income
Financing and equipment lease	—	—	1,235	—	1,235
	—	—	1,235	—	1,235
Total Revenue	$102,476	$41,120	$13,541	$20,068	$177,205

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Reportable Segments  – (continued)

	Six Months Ended June 30, 2008
	Airport Services	Gas Production and Distribution	District Energy	Airport Parking	Total
Revenue from Product Sales
Product sales	$279,477	$46,682	$—	$—	$326,159
Product sales – utility	—	61,257	—	—	61,257
	279,477	107,939	—	—	387,416
Service Revenue
Other services	118,218	—	1,449	—	119,667
Cooling capacity revenue	—	—	9,634	—	9,634
Cooling consumption revenue	—	—	7,841	—	7,841
Parking services	—	—	—	38,315	38,315
	118,218	—	18,924	38,315	175,457
Financing and Lease Income
Financing and equipment lease	—	—	2,373	—	2,373
	—	—	2,373	—	2,373
Total Revenue	$397,695	$107,939	$21,297	$38,315	$565,246

	Six Months Ended June 30, 2007
	Airport Services	Gas Production and Distribution	District Energy	Airport Parking	Total
Revenue from Product Sales
Product sales	$143,536	$36,810	$—	$—	$180,346
Product sales – utility	—	45,111	—	—	45,111
	143,536	81,921	—	—	225,457
Service Revenue
Other services	60,000	—	1,417	—	61,417
Cooling capacity revenue	—	—	9,289	—	9,289
Cooling consumption revenue	—	—	8,662	—	8,662
Parking services	—	—	—	38,879	38,879
	60,000	—	19,368	38,879	118,247
Financing and Lease Income
Financing and equipment lease	—	—	2,483	—	2,483
	—	—	2,483	—	2,483
Total Revenue	$203,536	$81,921	$21,851	$38,879	$346,187

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Reportable Segments  – (continued)

EBITDA for the Company's reportable segments is shown in the below tables ($ in thousands). Allocation of corporate expenses, and the federal tax effect, have been excluded from the tables as they are eliminated on consolidation:

	Quarter Ended June 30, 2008
	Airport Services	Gas Production and Distribution	District Energy	Airport Parking	Total Reportable Segments
Net income (loss)	$3,400	$1,728	$708	$(1,699)	$4,137
Interest income	(154)	(8)	(5)	(27)	(194)
Interest expense	15,597	2,368	2,613	3,776	24,354
Provision (benefit) for income taxes	2,295	1,113	247	(1,270)	2,385
Depreciation	4,865	1,450	1,476	1,289	9,080
Amortization of intangibles	9,622	214	341	727	10,904
EBITDA	$35,625	$6,865	$5,380	$2,796	$50,666

	Quarter Ended June 30, 2007
	Airport Services	Gas Production and Distribution	District Energy	Airport Parking	Total Reportable Segments
Net income (loss)	$6,268	$1,485	$727	$(867)	$7,613
Interest income	(324)	(38)	(80)	(68)	(510)
Interest expense	8,592	2,325	2,252	4,089	17,258
Provision (benefit) for income taxes	4,116	956	431	(689)	4,814
Depreciation	2,710	1,452	1,440	1,070	6,672
Amortization of intangibles	5,744	214	341	705	7,004
EBITDA	$27,106	$6,394	$5,111	$4,240	$42,851

	Six Months Ended June 30, 2008
	Airport Services	Gas Production and Distribution	District Energy	Airport Parking	Total Reportable Segments
Net income (loss)	$9,342	$3,582	$(305)	$(3,704)	$8,915
Interest income	(332)	(24)	(25)	(63)	(444)
Interest expense	31,613	4,695	5,177	7,699	49,184
Provision (benefit) for income taxes	6,306	2,305	(107)	(2,771)	5,733
Depreciation	10,134	2,904	2,952	2,559	18,549
Amortization of intangibles	18,990	428	682	1,543	21,643
EBITDA	$76,053	$13,890	$8,374	$5,263	$103,580

	Six Months Ended June 30, 2007
	Airport Services	Gas Production and Distribution	District Energy	Airport Parking	Total Reportable Segments
Net income (loss)	$11,899	$3,018	$368	$(1,828)	$13,457
Interest income	(637)	(75)	(173)	(147)	(1,032)
Interest expense	17,166	4,607	4,432	8,134	34,339
Provision (benefit) for income taxes	7,815	1,942	218	(1,452)	8,523
Depreciation	5,084	2,969	2,871	2,105	13,029
Amortization of intangibles	11,333	428	678	1,493	13,932
EBITDA	$52,660	$12,889	$8,394	$8,305	$82,248

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Reportable Segments  – (continued)

Reconciliation of reportable segments EBITDA to consolidated net income (loss) before income taxes and minority interests ($ in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Total reportable segments EBITDA	$50,666	$42,851	$103,580	$82,248
Interest income	297	1,465	770	2,924
Interest expense	(25,676)	(17,705)	(51,502)	(35,271)
Depreciation(1)	(9,080)	(6,672)	(18,549)	(13,029)
Amortization of intangibles	(10,904)	(7,004)	(21,643)	(13,932)
Selling, general and administrative – corporate	(1,236)	(1,737)	(2,369)	(3,718)
Fees to manager	(4,509)	(48,964)	(9,135)	(54,525)
Equity in earnings (losses) and amortization charges of investee	8,641	(1,145)	6,552	2,320
Other (expense) income, net	(354)	3	(764)	(162)
Total consolidated net income (loss) before taxes and minority interests	$7,845	$(38,908)	$6,940	$(33,145)

(1)	Depreciation includes depreciation expense for the Company’s district energy business and airport parking business, which are reported in cost of services in the consolidated condensed statements of operations.

Capital expenditures for the Company's reportable segments were as follows ($ in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Airport services	$9,381	$3,323	$19,582	$5,025
Gas production and distribution	2,675	2,266	4,429	4,222
District energy	451	3,846	1,967	6,161
Airport parking	13,760	1,253	13,997	2,838
Total	$26,267	$10,688	$39,975	$18,246

Property, equipment, land and leasehold improvements and total assets for the Company's reportable segments as of June 30 were as follows ($ in thousands):

	Property, Equipment, Land and Leasehold Improvements		Total Assets
	2008	2007	2008	2007
Airport services	$314,033	$169,730	$1,800,772	$1,028,734
Gas production and distribution	139,014	133,968	324,803	312,864
District energy	144,820	148,114	231,070	244,077
Airport parking	101,955	98,353	289,853	284,330
Total	$699,822	$550,165	$2,646,498	$1,870,005

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Reportable Segments  – (continued)

Reconciliation of reportable segments total assets to consolidated total assets ($ in thousands):

	As of June 30,
	2008	2007
Total assets of reportable segments	$2,646,498	$1,870,005
Investment in IMTT	204,159	227,958
Corporate and other	(3,774)	29,327
Total consolidated assets	$2,846,883	$2,127,290

13. Related Party Transactions

Management Services Agreement with Macquarie Infrastructure Management (USA) Inc. (The Manager)

As of June 30, 2008, the Manager held 3,173,123 LLC interests of the Company, which were acquired concurrently with the closing of the initial public offering in December 2004 and also by reinvesting performance fees in the Company. In addition, the Macquarie Group held LLC interests acquired in open market purchases.

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

In accordance with the Management Agreement, the Manager is entitled to a quarterly base management fee based primarily on the Company’s market capitalization, and a performance fee, based on the performance of the Company’s stock relative to the U.S. utilities index. Base management and performance fees payable to the Manager, and the Manager’s reinvestment of the performance fees in the Company’s stock, were as follows ($ in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Base management fees	$4,509	$5,959	$9,135	$10,563
Performance fees	—	$43,005	—	$43,962
Reinvestment of performance fees in LLC interests:
March 2007 quarter fee (LLC interests issued July 13, 2007)	—	—	—	21,972 shares
June 2007 quarter fee (LLC interests issued October 1, 2007)	—	1,171,503 shares	—	1,171,503 shares

The unpaid portion of the fees at the end of the reporting period are included in due to manager in the consolidated condensed balance sheets. The base management fees were paid after the period end. The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid out of its management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries and investments, income taxes, audit and legal fees, and acquisitions and dispositions and its compliance with applicable laws and regulations. During the six months ended June 30, 2008 and June 30, 2007, the Manager charged the Company $145,000 and $146,000, respectively, for

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

13. Related Party Transactions  – (continued)

reimbursement of out-of-pocket expenses. The unpaid portion of the out-of-pocket expenses at the end of the reporting period are included in due to manager in the consolidated condensed balance sheets.

Advisory and Other Services from the Macquarie Group

The Macquarie Group, and wholly-owned subsidiaries within the Macquarie Group, including Macquarie Capital (USA) Inc., or MCUSA (formerly Macquarie Securities (USA) Inc.), provide various advisory and other services and incur expenses in connection with the Company’s equity raising activities, acquisitions and debt structuring for the Company and its businesses. Underwriting fees are recorded in members’ equity as a direct cost of equity offerings. Advisory fees and out-of-pocket expenses relating to acquisitions are capitalized as a cost of the related acquisitions. Debt arranging fees are deferred and amortized over the term of the debt facility. Amounts relating to these transactions for the six months ended June 30, 2008 comprise the following ($ in thousands):

Six Months Ended June 30, 2008

Acquisition of Seven Bar FBOs
- advisory services from MCUSA	$819
- reimbursement of out-of-pocket expenses to MCUSA	3

Long-Term Debt

MIC Inc. has a $300.0 million revolving credit facility with various financial institutions, including Macquarie Finance Americas Inc., or MFA, a member of the Macquarie Group. Amounts relating to this facility comprise the following ($ in thousands):

Six Months Ended June 30, 2008

Portion of loan outstanding from MFA, as at June 30, 2008	$12,444
Portion of revolving credit facility commitment provided by MFA, as at June 30, 2008	66,667
Interest expense on MFA portion of loan, six months ended June 30, 2008	261
Commitment fee to MFA, six months ended June 30, 2008	105
Commitment fee to MBL, six months ended June 30, 2008(1)	15
Upfront fee to MFA, six months ended June 30, 2008	333

(1)	The $15,000 commitment fee to Macquarie Bank Limited, or MBL, a member of the Macquarie Group, relates to the period January 1, 2008 through February 13, 2008, before the facility was renewed with MFA and various other parties.

Derivative Instruments and Hedging Activities

The Company has derivative instruments in place to fix the interest rate on outstanding term loan facilities. MBL has provided interest rate swaps for the airport services business and the gas production and distribution business. At June 30, 2008, the airport services business had $900.0 million of its term loans hedged, of which MBL was providing the interest rate swaps for a notional amount of $343.3 million. The remainder of the swaps are from external parties. During the six months ended June 30, 2008, the airport services business made net payments to MBL of $2.5 million in relation to these swaps.

At June 30, 2008, the gas production and distribution business had $160.0 million of its term loans hedged, of which MBL was providing the interest rate swaps for a notional amount of $48.0 million. The remainder of the swaps are from external parties. During the six months ended June 30, 2008, MBL made net payments to the gas production and distribution business of $209,000 in relation to these swaps.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

14. Income Taxes

The Company expects to incur a net operating loss for federal consolidated tax return purposes, as well as certain states that provide for consolidated returns, for the year ending December 31, 2008. The Company believes that it will be able to utilize the projected federal and certain state consolidated 2008 and prior year losses. Accordingly, the Company has not provided a valuation allowance against any deferred tax assets generated in 2008, except as noted below.

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

Uncertain Tax Positions

At December 31, 2007, the Company and its subsidiaries had a reserve of approximately $1.0 million for benefits taken during 2007 and prior tax periods attributable to tax positions for which the probability of recognition is not considered to be more likely than not. There was no material change in that reserve as of June 30, 2008.

15. Legal Proceedings and Contingencies

There are no material legal proceedings other than as disclosed in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on February 28, 2008.

16. Distributions

On February 25, 2008, the board of directors declared a distribution of $0.635 per share for the quarter ended December 31, 2007, which was paid on March 10, 2008 to holders of record on March 5, 2008. On May 5, 2008, the board of directors declared a distribution of $0.645 per share for the quarter ended March 31, 2008, which was paid on June 10, 2008 to holders of record on June 4, 2008.

These distributions were recorded as a reduction to LLC interests in the members’ equity section of the consolidated condensed balance sheet.

17. Subsequent Events

Distributions

On August 4, 2008, the board of directors declared a distribution of $0.645 per share for the quarter ended June 30, 2008, payable on September 11, 2008 to holders of record on September 4, 2008.

Acquisition — Newark Skypark Airport Parking Facility

In July 2008, the Company’s airport parking business acquired the Newark Skypark airport parking facility. The Newark Skypark facility is an off-airport parking facility at Newark Liberty International Airport in New Jersey. The purchase price paid in July was $11.3 million, including upfront transaction costs. The Company expects to fund additional transaction costs and capital expenditures in the second half of 2008. The Company has funded this acquisition with borrowings under the MIC Inc. revolving acquisition credit facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We own, operate and invest in a diversified group of infrastructure businesses that provide basic, every day services, such as utilities, parking and water, to businesses and individuals primarily in the U.S. The businesses we own and operate are an airport services business, a bulk liquid storage terminal business, a gas production and distribution business, a district energy business and an airport parking business. These infrastructure businesses generally operate in sectors with limited competition and barriers to entry resulting from a variety of factors including high initial development and construction costs, the existence of long-term contracts or the requirement to obtain government approvals and lack of immediate cost-efficient alternatives to the services that we provide. Overall they tend to generate sustainable and growing long-term cash flows. We operate and finance our businesses in a manner that maximizes these cash flows.

We are dependent upon cash distributions from our businesses to meet our corporate overhead, to pay management fees and to pay distributions to shareholders. Distributions received from our businesses, net of taxes, are available first to meet management fees and corporate overhead expenses, then to fund distribution payments to our shareholders. Base and performance management fees payable to our Manager are allocated among the Company and its operating company subsidiaries based on the Company’s internal allocation policy.

During 2007, we paid distributions of $0.57 per share in April 2007, $0.59 per share in June 2007, $0.605 per share in September 2007 and $0.62 per share in December 2007. During 2008, we paid a distribution of $0.635 per share in March 2008 and $0.645 per share in June 2008. On August 4, 2008, the board of directors declared a distribution of $0.645 per share for the quarter ended June 30, 2008, payable on September 11, 2008 to holders of record on September 4, 2008.

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

Refer to “Other Matters” at the end of this Item 2 for discussion of forward-looking statements and certain defined terms.

Tax Treatment of Distributions

For 2008, shareholders will need to include in taxable income the portion of our distributions that are characterized as a dividend. The portion of our 2008 distributions that will be treated as dividends for U.S. federal income tax purposes is subject to a number of uncertainties. It is likely that a substantial portion of our 2008 distributions will be characterized as return of capital for tax purposes and will result in an adjustment to the shareholder’s basis rather than taxable income.

We currently anticipate that all of our regular distributions that are treated as dividends for U.S. federal income tax purposes will be eligible for treatment as qualified dividend income, subject to the shareholder having met the holding period requirements as defined by the Internal Revenue Service.

Adoption of New Accounting Pronouncement — FASB 157, “Fair Value Measurements”

On January 1, 2008, we partially adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, or FASB No. 157. See Note 3, New Accounting Pronouncements, to our consolidated condensed financial statements in Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference, for more details about FASB No. 157.

We measure our derivative instruments at fair value on a recurring (quarterly) basis, utilizing mostly level 2 inputs such as contractual terms, market prices, interest rates (for example, LIBOR) and yield curves observable at commonly quoted intervals. Recent market conditions, including interest rate decreases, have resulted in the fair value of our derivative instruments being in liability positions, based on the present value of estimated future cash flows. We do not believe the increase in these liabilities will have an adverse impact on our ability to meet our ongoing cash flow requirements, including the funding of our distributions. We base our assessment on our business’ demonstrated ability overall to generate, and to continue to generate, significant operating cash flow.

Results of Operations

All discussion below relates to both the quarter and six month periods presented, unless stated otherwise.

Key Factors Affecting Operating Results

•	positive contributions to our results arising from the acquisitions of 29 FBOs during 2007 and three FBOs in the first quarter of 2008, partially offset by higher selling, general and administrative expenses due to the increased size of our airport services business and higher interest expense from the debt funding of some of these acquisitions;
•	performance fees of $44.0 million for the first six months of 2007 due to the out-performance of our stock price versus the benchmark index, compared with none in 2008;
•	increased interest expense due to higher levels of debt from refinancings in the second half of 2007; and
•	higher equity in earnings from our 50% interest in our bulk liquid storage terminal business (also referred to as IMTT).

Our consolidated results of operations are summarized below ($ in thousands):

	Quarter Ended June 30,		Change Favorable/(Unfavorable)		Six Months Ended June 30,		Change Favorable/ (Unfavorable)
	2008	2007	$	%	2008	2007	$	%
Revenues
Revenue from product sales	$166,834	$91,989	74,845	81.4	$326,159	$180,346	145,813	80.9
Revenue from product sales – utility	31,858	22,820	9,038	39.6	61,257	45,111	16,146	35.8
Service revenue	86,672	61,161	25,511	41.7	175,457	118,247	57,210	48.4
Financing and equipment lease income	1,179	1,235	(56)	(4.5)	2,373	2,483	(110)	(4.4)
Total revenue	286,543	177,205	109,338	61.7	565,246	346,187	219,059	63.3
Costs and expenses
Cost of product sales	119,501	57,692	(61,809)	(107.1)	228,018	111,374	(116,644)	(104.7)
Cost of product sales – utility	26,679	17,429	(9,250)	(53.1)	51,014	34,231	(16,783)	(49.0)
Cost of services	32,289	26,323	(5,966)	(22.7)	65,545	49,665	(15,880)	(32.0)
Gross profit	108,074	75,761	32,313	42.7	220,669	150,917	69,752	46.2
Selling, general and administrative	61,645	38,564	(23,081)	(59.9)	125,502	77,542	(47,960)	(61.9)
Fees to manager – related party	4,509	48,964	44,455	90.8	9,135	54,525	45,390	83.2
Depreciation	6,315	4,162	(2,153)	(51.7)	13,038	8,053	(4,985)	(61.9)
Amortization of intangibles	10,904	7,004	(3,900)	(55.7)	21,643	13,932	(7,711)	(55.3)
Total operating expenses	83,373	98,694	15,321	15.5	169,318	154,052	(15,266)	(9.9)
Operating income (loss)	24,701	(22,933)	47,634	NM	51,351	(3,135)	54,486	NM
Other income (expense)
Interest income	297	1,465	(1,168)	(79.7)	770	2,924	(2,154)	(73.7)
Interest expense	(25,676)	(17,705)	(7,971)	(45.0)	(51,502)	(35,271)	(16,231)	(46.0)
Equity in earnings (losses) and amortization charges of investee	8,641	(1,145)	9,786	NM	6,552	2,320	4,232	182.4
(Loss) gain on derivative instruments	(581)	1,138	(1,719)	(151.1)	(886)	661	(1,547)	NM
Other income (expense), net	463	272	191	70.2	655	(644)	1,299	NM
Net income (loss) before income taxes and minority interests	7,845	(38,908)	46,753	120.2	6,940	(33,145)	40,085	120.9
Benefit (provision) for income taxes	364	13,833	(13,469)	(97.4)	(1,000)	15,878	(16,878)	(106.3)
Net income (loss) before minority interests	8,209	(25,075)	33,284	132.7	5,940	(17,267)	23,207	134.4
Minority interests	(129)	(28)	101	NM	(408)	(97)	311	NM
Net income (loss)	$8,338	$(25,047)	33,385	133.3	$6,348	$(17,170)	23,518	137.0

NM — Not meaningful

The increase in our consolidated gross profit and operating expenses, including selling, general and administrative expenses, depreciation and amortization and interest expense, was primarily due to acquisitions made by our airport services business in 2007 and the first quarter of 2008. Depreciation expense also increased due to capital expenditures in existing businesses resulting in higher asset balances. The increase in interest expense was due to a higher average level of debt outstanding, resulting from additional debt drawn to fund the FBO acquisitions, and also from re-financings in the second half of 2007.

Fees to Manager

The fees to manager for 2007 were higher primarily due to performance fees of $957,000 earned in the first quarter of 2007 and $43.0 million in the second quarter of 2007, compared to none in 2008. Macquarie

Infrastructure Management (USA) Inc., our Manager, elected to reinvest these performance fees in additional LLC interests. Base fees in 2008 decreased by $1.4 million for both the quarter and six month periods due to our lower market capitalization.

Equity in Earnings (Losses) and Amortization Charges of Investee

Our equity in the earnings of IMTT increased due to improved operating results from that business, lower interest expense in 2008 due to a $12.3 million make-whole payment from a refinancing in 2007 and non-cash derivative-related gains of $18.0 million for the second quarter of 2008 compared with $4.7 million in the second quarter of 2007. IMTT has elected not to apply hedge accounting, therefore changes in the fair value of its derivative instruments are recorded in IMTT’s earnings.

Under our shareholders agreement, cash distributions to us from IMTT, after December 31, 2008, will generally be based on IMTT’s cash flow from operating activities less maintenance and environmental capital expenditures, subject to prudent reserves and legal net asset requirements. Changes in the fair value of derivatives are unlikely to have a material impact on net assets and do not impact the distributions under the shareholders agreement as they are non-cash in nature.

We have received $7.0 million in cash distributions from IMTT each quarter since completing our investment in May 2006. These distributions are not recorded in earnings, but are recorded against our investment in the business on our balance sheet and are shown as cash provided by operating activities in our statements of cash flows for the portion up to our 50% share of IMTT’s positive earnings. Distributions when IMTT records a net loss, or the amount of the distribution in excess of our share of its earnings, are reflected in our consolidated cash flow from investing activities. For the first six months of 2008, $6.6 million of the $14.0 million dividends received were included in cash from operating activities and $7.4 million were included in investing activities. For the first six months of 2007, $2.3 million was included in cash from operating activities and $11.7 million was included in cash from investing activities.

Income Taxes

For the 2007 year, we reported a consolidated net loss before income taxes, for which we recorded a deferred tax benefit, net of certain state net operating losses from our airport parking business.

For the year ending December 31, 2008, we expect to have consolidated taxable loss for federal and for certain state income tax purposes. We expect to utilize the projected federal and state tax losses, except as noted below, and any prior year losses.

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

Earnings Before Interest, Taxes, Depreciation and Amortization, or EBITDA

We have included EBITDA, a non-GAAP financial measure, on a consolidated basis as well as for each of our businesses as we consider it to be an important measure of our overall performance. We believe EBITDA provides additional insight into the performance of our operating companies and our ability to service our obligations and support our ongoing distribution policy.

A reconciliation of net income (loss) to EBITDA, on a consolidated basis, is provided below ($ in thousands):

	Quarter Ended June 30,		Change Favorable/(Unfavorable)		Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2008	2007	$	%	2008	2007	$	%
Net income (loss)	$8,338	$(25,047)			$6,348	$(17,170)
Interest expense, net	25,379	16,240			50,732	32,347
(Benefit) provision for income taxes	(364)	(13,833)			1,000	(15,878)
Depreciation(1)	6,315	4,162			13,038	8,053
Depreciation – cost of services(1)	2,765	2,510			5,511	4,976
Amortization(2)	10,904	7,004			21,643	13,932
EBITDA	$53,337	$(8,964)	62,301	NM	$98,272	$26,260	72,012	NM

NM — Not meaningful

(1)	Depreciation — cost of services includes depreciation expense for our district energy business and airport parking business, which are reported in cost of services in our consolidated condensed statements of operations. Depreciation and Depreciation — cost of services does not include step-up depreciation expense of $1.7 million for each quarter in connection with our investment in IMTT, which is reported in equity in earnings (losses) and amortization charges of investee in our consolidated condensed statements of operations.
(2)	Amortization does not include step-up amortization expense of $283,000 for each quarter related to intangible assets in connection with our investment in IMTT, which is reported in equity in earnings (losses) and amortization charges of investee in our consolidated condensed statements of operations.

Net income (loss) includes various non-cash items which have not been reversed in calculating EBITDA above. These non-cash items, which are described below, totaled ($ in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Non-cash income (expense) items, net	$8,424	$(39,199)	$(741)	$(39,124)

Non-cash items include:

•	performance fees to our Manager of $957,000 in the first quarter of 2007 and $43.0 million for the second quarter of 2007, which our Manager elected to reinvest in LLC interests;
•	non-cash losses on derivative instruments of $581,000 and $886,000 for the second quarter and first half of 2008, respectively, and non-cash gains on derivative instruments of $1.5 million and $2.6 million for the same periods in 2007, respectively; and
•	higher equity in earnings from our 50% interest in IMTT as a result of $18.0 million and $290,000 non-cash gains on derivatives recorded by IMTT for the second quarter and first half of 2008, respectively, compared with gains of $4.7 million and $4.4 million for the same periods in 2007, respectively. We record 50% of these non-cash gains in our equity in earnings from investee in our consolidated results.

Excluding the above non-cash items, EBITDA for the quarter and six month periods would have increased by approximately 48.5% and 51.4%, respectively.

Business Segment Operations

Airport Services Business

The following section summarizes the historical consolidated financial performance of our airport services business for the quarters and six month periods ended June 30, 2008 and 2007. The acquisition column and the total 2008 results in the tables below include the operating results for:

•	Supermarine for the period January 1, 2008 (or April 1 for the quarter) to May 31, 2008 (May 30, 2007 being the date of our acquisition), after which results are included in the existing locations columns.
•	Mercury, San Jose and Rifle (all acquired in the second half of 2007) for the period January 1, 2008 (or April 1 for the quarter) to June 30, 2008; and
•	Seven Bar for the period March 4, 2008, the date of our acquisition, (or April 1 for the quarter) to June 30, 2008.

Quarter Ended June 30, 2008 Compared to Quarter Ended June 30, 2007

	Existing Locations(2)					Total
	2008	2007	Change Favorable/(Unfavorable)		Acquisitions(3)	2008	2007	Change Favorable/(Unfavorable)
	$	$	$	%	$	$	$	$	%
	($ in Thousands) (Unaudited)
Revenue
Fuel revenue	91,314	73,689	17,625	23.9	51,797	143,111	73,689	69,422	94.2
Non-fuel revenue	31,063	28,787	2,276	7.9	24,571	55,634	28,787	26,847	93.3
Total revenue	122,377	102,476	19,901	19.4	76,368	198,745	102,476	96,269	93.9
Cost of revenue
Cost of revenue – fuel	65,104	44,338	(20,766)	(46.8)	36,810	101,914	44,338	(57,576)	(129.9)
Cost of revenue – non-fuel	2,565	2,672	107	4.0	6,303	8,868	2,672	(6,196)	NM
Total cost of revenue	67,669	47,010	(20,659)	(43.9)	43,113	110,782	47,010	(63,772)	(135.7)
Fuel gross profit	26,210	29,351	(3,141)	(10.7)	14,987	41,197	29,351	11,846	40.4
Non-fuel gross profit	28,498	26,115	2,383	9.1	18,268	46,766	26,115	20,651	79.1
Gross profit	54,708	55,466	(758)	(1.4)	33,255	87,963	55,466	32,497	58.6
Selling, general and administrative expenses	30,004	29,195	(809)	(2.8)	22,304	52,308	29,195	(23,113)	(79.2)
Depreciation and amortization	8,288	8,454	166	2.0	6,199	14,487	8,454	(6,033)	(71.4)
Operating income	16,416	17,817	(1,401)	(7.9)	4,752	21,168	17,817	3,351	18.8
Interest expense, net	(8,409)	(8,268)	(141)	(1.7)	(7,034)	(15,443)	(8,268)	(7,175)	(86.8)
Other income (expense)	283	(37)	320	NM	43	326	(37)	363	NM
Unrealized (losses) gains on derivative instruments	(237)	872	(1,109)	(127.2)	(119)	(356)	872	(1,228)	(140.8)
Income tax (provision) benefit	(3,245)	(4,116)	871	21.2	950	(2,295)	(4,116)	1,821	44.2
Net income (loss)(1)	4,808	6,268	(1,460)	(23.3)	(1,408)	3,400	6,268	(2,868)	(45.8)
Reconciliation of net income (loss) to EBITDA:
Net income (loss)(1)	4,808	6,268			(1,408)	3,400	6,268
Interest expense, net	8,409	8,268			7,034	15,443	8,268
Income tax provision (benefit)	3,245	4,116			(950)	2,295	4,116
Depreciation and amortization	8,288	8,454			6,199	14,487	8,454
EBITDA	24,750	27,106	(2,356)	(8.7)	10,875	35,625	27,106	8,519	31.4

NM — Not meaningful

(1)	Corporate allocation expense, and the federal tax effect, have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.
(2)	Results for the existing locations columns include Supermarine FBOs from May 31, 2007 (following our acquisition) to June 30, 2007 and June 1, 2008 to June 30, 2008. Also included are all locations owned since January 1, 2007 for the full quarterly periods.
(3)	Acquisitions include the results of Supermarine FBOs (acquired May 30, 2007) for the period April 1 to May 31, 2008 only, Mercury FBOs (acquired August 9, 2007), San Jose FBOs (acquired August 17, 2007), Rifle FBOs (acquired November 30, 2007) and Seven Bar FBOs (acquired March 4, 2008).

Key Factors Affecting Operating Results

•	contribution of positive operating results from acquisitions in 2007 and 2008, partially offset by interest expense from the additional debt to fund some of these acquisitions;
•	flat weighted average fuel margins and lower fuel volumes at existing locations resulting from softer transient traffic;
•	higher interest expense related to increased borrowings associated with the new debt facility established in October 2007. Higher interest expense for the existing locations results from the additional borrowing incurred in connection with the Supermarine acquisition completed on May 30, 2007; and
•	higher credit card expense stemming from continued increase in jet fuel prices.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

	Existing Locations(2)					Total
	2008	2007	Change Favorable/(Unfavorable)		Acquisitions(3)	2008	2007	Change Favorable/(Unfavorable)
	$	$	$	%	$	$	$	$	%
	($ in Thousands) (Unaudited)
Revenue
Fuel revenue	176,300	143,536	32,764	22.8	103,177	279,477	143,536	135,941	94.7
Non-fuel revenue	66,628	60,000	6,628	11.0	51,590	118,218	60,000	58,218	97.0
Total revenue	242,928	203,536	39,392	19.4	154,767	397,695	203,536	194,159	95.4
Cost of revenue
Cost of revenue – fuel	121,885	84,916	(36,969)	(43.5)	71,911	193,796	84,916	(108,880)	(128.2)
Cost of revenue – non-fuel	7,168	6,093	(1,075)	(17.6)	13,500	20,668	6,093	(14,575)	NM
Total cost of revenue	129,053	91,009	(38,044)	(41.8)	85,411	214,464	91,009	(123,455)	(135.7)
Fuel gross profit	54,415	58,620	(4,205)	(7.2)	31,266	85,681	58,620	27,061	46.2
Non-fuel gross profit	59,460	53,907	5,553	10.3	38,090	97,550	53,907	43,643	81.0
Gross profit	113,875	112,527	1,348	1.2	69,356	183,231	112,527	70,704	62.8
Selling, general and administrative expenses	61,341	59,730	(1,611)	(2.7)	45,592	106,933	59,730	(47,203)	(79.0)
Depreciation and amortization	16,276	16,417	141	0.9	12,848	29,124	16,417	(12,707)	(77.4)
Operating income	36,258	36,380	(122)	(0.3)	10,916	47,174	36,380	10,794	29.7
Interest expense, net	(17,004)	(16,529)	(475)	(2.9)	(14,277)	(31,281)	(16,529)	(14,752)	(89.2)
Other income (expense)	254	(60)	314	NM	56	310	(60)	370	NM
Unrealized losses on derivative instruments	(469)	(77)	(392)	NM	(86)	(555)	(77)	(478)	NM
Income tax (provision) benefit	(7,672)	(7,815)	143	1.8	1,366	(6,306)	(7,815)	1,509	19.3
Net income (loss)(1)	11,367	11,899	(532)	(4.5)	(2,025)	9,342	11,899	(2,557)	(21.5)
Reconciliation of net income (loss) to EBITDA:
Net income (loss)(1)	11,367	11,899			(2,025)	9,342	11,899
Interest expense, net	17,004	16,529			14,277	31,281	16,529
Income tax provision (benefit)	7,672	7,815			(1,366)	6,306	7,815
Depreciation and amortization	16,276	16,417			12,848	29,124	16,417
EBITDA	52,319	52,660	(341)	(0.6)	23,734	76,053	52,660	23,393	44.4

NM — Not meaningful

(1)	Corporate allocation expense, and the federal tax effect, have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.
(2)	Results for the existing locations columns include Supermarine FBOs from May 31, 2007 (following our acquisition) to June 30, 2007 and June 1, 2008 to June 30, 2008. Also included are all locations owned since January 1, 2007, for both six month periods.
(3)	Acquisitions include the results of Supermarine FBOs (acquired May 30, 2007) for the period January 1 to May 31, 2008 only, Mercury FBOs (acquired August 9, 2007), San Jose FBOs (acquired August 17, 2007), Rifle FBOs (acquired November 30, 2007) and Seven Bar FBOs (acquired March 4, 2008).

Revenue and Gross Profit

Most of the revenue and gross profit in our airport services business is generated through fueling general aviation aircraft at our 72 fixed base operations around the United States. This revenue is categorized according to who owns the fuel we use to service these aircraft. If we own the fuel, we record our cost to purchase that fuel as cost of revenue-fuel. Our corresponding fuel revenue is our cost to purchase that fuel plus a margin. We generally pursue a strategy of maintaining, and where appropriate increasing, dollar margins, thereby passing any increase in fuel prices to the customer. We also have into-plane arrangements whereby we fuel aircraft with fuel owned by another party. We collect a fee for this service that is recorded as non-fuel revenue. Other non-fuel revenue includes various services such as hangar rentals, de-icing and other airport services. Cost of revenue — non-fuel includes our cost to provide these services.

The key factors for our revenue and gross profit are fuel volume and dollar based margin per gallon. This applies to both fuel and into-plane revenue. Our customers will occasionally move from one category to the other. Therefore, we believe discussing our fuel and non-fuel revenue and gross profit and the related key metrics on a combined basis provides a more meaningful analysis of our airport services business.

Our total gross profit growth in the second quarter and first half of the year was primarily due to the inclusion of the results of the new sites since the date of each acquisition. For the six months ended June 30, 2008, gross profit at existing locations increased slightly mainly due to increased revenue from other services, including de-icing, hangar rent and office rent and relatively flat fuel margins. This increase was partially offset by lower fuel volumes.

For the quarter ended June 30, 2008, gross profit at our existing locations declined primarily due to lower fuel volumes with relatively flat average dollar based margins per gallon and offset by higher hangar and office rent. We attribute the volume decline to a decrease in general aviation transient traffic. We believe the decline in transient traffic is due primarily to overall soft economic conditions which have contributed to a general decrease in corporate activity. This affects our business by decreasing business-related general aviation activity. The continuation or worsening of the current economic conditions could exacerbate this effect on our business.

While we generally seek to maintain or increase a dollar based margin per gallon through a premium service offering, recent increases in fuel prices have led to an increased focus on cost by some of our customers which may cause a decrease in average margins in the future, although it has not to date. In addition, some of our competitors are pursuing more aggressive pricing strategies that may result in increased margin pressure. We believe further increases to the historically high levels of fuel prices experienced during the quarter could cause this situation to worsen, while declines from these historical peak prices could mitigate the effects on our business.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses for the existing locations is due primarily to higher credit card fees resulting from higher jet fuel prices. Average spot jet fuel prices increased more than 66% in the first half of the year. Excluding credit card fees, selling, general and administrative expenses would have increased by less than 1%.

Typically, the selling, general and administrative expenses-to-gross profit ratio of our acquisitions is initially higher than the ratio at the existing locations as we temporarily maintain the pre-acquisition cost structure and incur certain integration expenses during a transition period. Integration expenses are typically pre-funded at acquisition. As the acquired businesses become fully integrated, we expect our ratio of selling, general and administrative expenses-to-gross profit to improve.

Interest Expense, Net

The increase in total interest expense is due to the increased debt level for borrowings to finance some of our acquisitions, as well as our new debt facility established in October 2007 which refinanced all existing borrowings outstanding at the time.

EBITDA

Excluding the non-cash gains and losses from derivative instruments, EBITDA at existing locations would have remained flat year-to-date and decreased by 4.8% in the quarter ended June 30, 2008 and EBITDA at all locations would have increased 45.3% and 37.2% in the first half and the second quarter of 2008, respectively.

Bulk Liquid Storage Terminal Business

We account for our 50% interest in this business under the equity method. We recognized income of $6.6 million in our consolidated results for the six months ended June 30, 2008. This includes our 50% share of IMTT’s net income for the period of $8.9 million, partially offset by $2.3 million of additional depreciation and amortization expense (net of taxes). For the six months ended June 30, 2007, we recognized income of $2.3 million in our consolidated results. This included our 50% share of IMTT’s net income for the six months of $4.8 million, partially offset by $2.5 million of additional depreciation and amortization expense (net of taxes) and other items.

We have received $7.0 million in cash distributions from IMTT each quarter since completing our investment in May 2006. These distributions, to the degree classified as taxable dividends and not a return of capital for income tax purposes, qualify for the federal dividends received deduction; therefore, 80% of this amount is excluded in calculating our consolidated federal taxable income. Any distributions classified as a return of capital for income tax purposes will reduce our tax basis in IMTT.

To enable meaningful analysis of IMTT’s performance across periods, IMTT’s overall performance is discussed below, rather than IMTT’s contribution to our consolidated results.

Key Factors Affecting Operating Results

Terminal revenue and terminal gross profit increased principally due to:

•	increases in average tank rental rates;
•	increases in storage capacity rented to customers;
•	increases in throughput revenue; and
•	increases in the provision of other services.

Quarter and Six Months Ended June 30, 2008 Compared to Quarter and Six Months Ended
June 30, 2007

	Quarter Ended June 30,		Change Favorable/(Unfavorable)		Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2008	2007			2008	2007
	$	$	$	%	$	$	$	%
	($ in Thousands) (Unaudited)
Revenue
Terminal revenue	72,899	59,026	13,873	23.5	147,123	120,902	26,221	21.7
Environmental response revenue	5,331	4,165	1,166	28.0	9,501	12,705	(3,204)	(25.2)
Total revenue	78,230	63,191	15,039	23.8	156,624	133,607	23,017	17.2
Costs and expenses
Terminal operating costs	39,443	33,425	(6,018)	(18.0)	77,985	66,415	(11,570)	(17.4)
Environmental response operating costs	4,166	3,193	(973)	(30.5)	7,895	10,079	2,184	21.7
Total operating costs	43,609	36,618	(6,991)	(19.1)	85,880	76,494	(9,386)	(12.3)
Terminal gross profit	33,456	25,601	7,855	30.7	69,138	54,487	14,651	26.9
Environmental response gross profit	1,165	972	193	19.9	1,606	2,626	(1,020)	(38.8)
Gross profit	34,621	26,573	8,048	30.3	70,744	57,113	13,631	23.9
General and administrative expenses	6,365	6,098	(267)	(4.4)	13,195	11,667	(1,528)	(13.1)
Depreciation and amortization	10,323	9,040	(1,283)	(14.2)	20,657	17,562	(3,095)	(17.6)
Operating income	17,933	11,435	6,498	56.8	36,892	27,884	9,008	32.3
Interest expense, net	(5,173)	(3,961)	(1,212)	(30.6)	(9,892)	(7,368)	(2,524)	(34.3)
Loss on extinguishment of debt	—	(12,569)	12,569	NM	—	(12,569)	12,569	NM
Other income	1,194	755	439	58.1	1,751	3,928	(2,177)	(55.4)
Unrealized gains on derivative instruments	18,010	4,669	13,341	NM	290	4,427	(4,137)	(93.4)
Provision for income taxes	(12,418)	(305)	(12,113)	NM	(11,462)	(6,728)	(4,734)	(70.4)
Minority interest	102	52	50	96.2	257	25	232	NM
Net income	19,648	76	19,572	NM	17,836	9,599	8,237	85.8
Reconciliation of net income to EBITDA:
Net income	19,648	76			17,836	9,599
Interest expense, net	5,173	3,961			9,892	7,368
Provision for income taxes	12,418	305			11,462	6,728
Depreciation and amortization	10,323	9,040			20,657	17,562
EBITDA	47,562	13,382	34,180	NM	59,847	41,257	18,590	45.1

NM — Not meaningful

The increase in terminal revenue reflects growth in all major service segments. Storage revenue grew as the average rental rates charged to customers increased by 18.7% and 17.6% during the quarter and six month periods, respectively. The increase in storage revenue also reflected 4.0% and 3.4% increases in storage capacity rented to customers for the quarter and six month periods, respectively, as the business completed certain expansion projects and reported contributions from a facility acquired in November 2007. Terminal revenue growth also resulted from increases in throughput driven by increased customer activity. In addition, the commencement of some storage services for our principal customer at the Geismar Logistics Center contributed $674,000 for the quarter and $856,000 for the six month period in terminal revenue.

Storage capacity utilization, which was 96% during both the quarter and six month periods of 2007, decreased to 94% for the second quarter and six month periods of 2008 due to an increase in the number of tanks temporarily out of service as a result of tank cleaning and inspection activities related to a mandated spill prevention program as well as unanticipated repairs. The Louisiana sites are expected to maintain capacity utilization at current levels during this program.

Gross profit and margin from terminal services for both the quarter and six month periods improved due to the relatively fixed nature of the operating cost structure of the business. Terminal operating costs reflected increased capacity and higher activity levels. Margin improvement was reduced by the accrual of a $2.0 million excise tax settlement related to IMTT’s handling of alcohol during 2005. IMTT experienced similar operating leverage benefits in its general and administrative expenses.

Gross profit from environmental response services increased during the quarter due to increased activity on tank cleaning projects. For the six month period, the decrease in gross profit reflects a general decrease in spill response and emergency response activities compared to the previous year as well as a significant emergency response project in the first quarter of 2007. Due to the recent fuel oil spill near New Orleans, we expect spill response activity, and the resulting revenue and gross profit, to substantially increase in the third quarter of 2008.

Interest costs increased during 2008, due to higher borrowings incurred for capital expenditures. Loss on extinguishment of debt in 2007 primarily comprised a $12.3 million make-whole payment associated with the repayment of the two tranches of senior notes in connection with the establishment of the new $625.0 million revolving credit facility for IMTT.

Other income for the six month period declined due primarily to gains on Hurricane Katrina related insurance settlements in 2007 as well as a gain on the sale of assets.

As part of the refinancing in the second quarter of 2007, IMTT entered into additional interest rate swap arrangements to fix the effective interest rate on the new debt facilities. IMTT elected not to apply hedge accounting to its swaps. As a result, movements in the fair value of IMTT’s interest rate derivatives are taken through earnings and reported in the unrealized gains on derivative instruments line in IMTT’s financial statements. The unrealized non-cash gains on derivative instruments during the second quarter of 2008 are a result of the recent increase in interest rates.

Excluding unrealized gains from interest rate swap agreements, EBITDA for the quarter and six month periods would have increased by 239.2% and 61.7%, respectively. EBITDA for the 2007 periods includes the $12.3 million make-whole payment from the refinancing, which did not re-occur in 2008.

Gas Production and Distribution Business

Key Factors Affecting Operating Results

•	increased non-utility contribution margin primarily due to price increases since June 2007, partially offset by higher cost of fuel and increased costs to deliver liquefied petroleum gas, or LPG, to Oahu’s neighboring islands; and
•	higher relative selling, general and administrative costs primarily due to higher personnel and employee benefit costs.

Management analyzes contribution margin for the gas production and distribution business (also referred to as TGC) because it believes that contribution margin, although a non-GAAP measure, is useful and meaningful to understanding the performance of TGC’s utility operations under its regulated rate structure and of its non-utility operations under a competitive pricing structure. Both structures provide the business with an ability to change rates when underlying feedstock costs change. Contribution margin should not be considered an alternative to operating income or net income, which are determined in accordance with U.S. GAAP. We calculate contribution margin as revenue less direct costs of revenue other than production and transmission and distribution costs. Other companies may calculate contribution margin differently or may use different metrics and, therefore, the contribution margin presented for TGC is not necessarily comparable with metrics of other companies.

Quarter and Six Months Ended June 30, 2008 Compared to Quarter and Six Months Ended
June 30, 2007

	Quarter Ended June 30,		Change Favorable/(Unfavorable)		Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2008	2007			2008	2007
	$	$	$	%	$	$	$	%
	($ in Thousands) (Unaudited)
Contribution margin
Revenue – utility	31,858	22,820	9,038	39.6	61,257	45,111	16,146	35.8
Cost of revenue – utility	24,078	15,008	(9,070)	(60.4)	45,802	29,599	(16,203)	(54.7)
Contribution margin – utility	7,780	7,812	(32)	(0.4)	15,455	15,512	(57)	(0.4)
Revenue – non-utility	23,723	18,300	5,423	29.6	46,682	36,810	9,872	26.8
Cost of revenue – non-utility	15,344	10,994	(4,350)	(39.6)	29,768	21,805	(7,963)	(36.5)
Contribution margin – non-utility	8,379	7,306	1,073	14.7	16,914	15,005	1,909	12.7
Total contribution margin	16,159	15,118	1,041	6.9	32,369	30,517	1,852	6.1
Production	1,295	1,211	(84)	(6.9)	2,512	2,332	(180)	(7.7)
Transmission and distribution	3,548	3,570	22	0.6	7,153	6,953	(200)	(2.9)
Selling, general and administrative expenses	4,423	4,030	(393)	(9.8)	8,836	8,110	(726)	(9.0)
Depreciation and amortization	1,664	1,666	2	0.1	3,332	3,397	65	1.9
Operating income	5,229	4,641	588	12.7	10,536	9,725	811	8.3
Interest expense, net	(2,360)	(2,287)	(73)	(3.2)	(4,671)	(4,532)	(139)	(3.1)
Other income (expense)	101	19	82	NM	172	(34)	206	NM
Unrealized (losses) gains on derivative instruments	(129)	68	(197)	NM	(150)	(199)	49	24.6
Income tax provision	(1,113)	(956)	(157)	(16.4)	(2,305)	(1,942)	(363)	(18.7)
Net income(1)	1,728	1,485	243	16.4	3,582	3,018	564	18.7
Reconciliation of net income to EBITDA:
Net income(1)	1,728	1,485			3,582	3,018
Interest expense, net	2,360	2,287			4,671	4,532
Income tax provision	1,113	956			2,305	1,942
Depreciation and amortization	1,664	1,666			3,332	3,397
EBITDA	6,865	6,394	471	7.4	13,890	12,889	1,001	7.8

NM — Not meaningful

(1)	Corporate allocation expense, and the federal tax effect, have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Utility contribution margin was relatively unchanged with higher costs of fuel and related revenue taxes passed through to customers. Sales volume in the second quarter and the first six months of 2008 was approximately 2% and 1% lower than the prior comparable periods, respectively. Non-utility contribution margin increased due to customer price increases, partially offset by higher costs of LPG and increases in the cost to transport LPG between islands. The volume of gas products sold in the second quarter and the first six months of 2008 was approximately 4% and 2% lower than the prior comparable periods, respectively.

We believe a number of factors such as rising energy prices and a decline in tourism have contributed to a softening in the Hawaii economy and could cause our volumes to continue to trend downward. This is reflected in lower usage of gas for cooking, laundry services and water heating in tourism-related businesses. Additionally, pricing for synthetic natural gas, or SNG, and LPG is impacted by world oil prices. We pass through these costs in our utility business. For our non-utility business our ability to pass through these elevated costs depends on competitive pressures. As our customers seek to lower their energy costs overall, conservation actions may also cause our sales volumes to decline.

Additionally, the cash effect of lower fuel cost adjustments included in customer billings for the utility business was offset by withdrawals from an escrow account that was established and funded at the time of our acquisition, by the seller. For the second quarter of 2008 and 2007, withdrawals were $264,000 and $331,000, respectively. For the first six months of 2008 and 2007, withdrawals were $1.3 million and $1.1 million, respectively. The escrowed funds were fully exhausted this quarter and therefore will no longer be available. The cash reimbursements of any fuel cost adjustment amounts are not reflected in revenue, but rather are reflected as releases of restricted cash and other assets.

Production, transmission and distribution costs were slightly higher primarily due to increased electricity costs and personnel costs, respectively. Selling, general and administrative costs were higher due to higher personnel and employee benefit costs and an increase in bad debt reserves principally as a result of the Aloha Airlines bankruptcy.

We recently renewed an LPG supply agreement which indexes our cost to the principal U.S. market index for propane. Generally, we pass through these costs to our customers, subject to rate regulation and competitive constraints. In August 2008, TGC submitted an application to the Hawaii Public Utilities Commission requesting an approximate 8.4% increase in utility gas rates. To the extent that new rates are approved by regulators, we expect that any rate increases would take effect in the third quarter of 2009. Our last utility rate increase occurred in 2001.

Excluding the non-cash gains and losses on derivative instruments, EBITDA would have increased by 10.6% and 7.3% for the quarter and six month periods, respectively.

District Energy Business

Key Factors Affecting Operating Results

•	increased capacity revenue due to annual inflation-linked increases in contract capacity rates;
•	cooler average temperatures resulting in decreased cooling consumption revenue and overall electricity costs due to lower ton-hour sales;
•	increased other direct expenses due to timing of pre-season maintenance expense for system reliability; and
•	increased interest expense due to higher borrowings associated with the new debt facility established in September 2007.

Quarter and Six Months Ended June 30, 2008 Compared to Quarter and Six Months Ended
June 30, 2007

	Quarter Ended June 30,		Change Favorable/(Unfavorable)		Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2008	2007			2008	2007
	$	$	$	%	$	$	$	%
	($ in Thousands) (Unaudited)
Cooling capacity revenue	4,828	4,738	90	1.9	9,634	9,289	345	3.7
Cooling consumption revenue	6,073	6,800	(727)	(10.7)	7,841	8,662	(821)	(9.5)
Other revenue	717	768	(51)	(6.6)	1,449	1,417	32	2.3
Finance lease revenue	1,179	1,235	(56)	(4.5)	2,373	2,483	(110)	(4.4)
Total revenue	12,797	13,541	(744)	(5.5)	21,297	21,851	(554)	(2.5)
Direct expenses – electricity	3,826	4,301	475	11.0	5,002	5,784	782	13.5
Direct expenses – other(1)	4,250	4,727	477	10.1	8,953	8,876	(77)	(0.9)
Direct expenses – total	8,076	9,028	952	10.5	13,955	14,660	705	4.8
Gross profit	4,721	4,513	208	4.6	7,342	7,191	151	2.1
Selling, general and administrative expenses	766	822	56	6.8	1,758	1,590	(168)	(10.6)
Amortization of intangibles	341	341	—	—	682	678	(4)	(0.6)
Operating income	3,614	3,350	264	7.9	4,902	4,923	(21)	(0.4)
Interest expense, net	(2,608)	(2,172)	(436)	(20.1)	(5,152)	(4,259)	(893)	(21.0)
Other income	46	120	(74)	(61.7)	110	194	(84)	(43.3)
Unrealized gains on derivative instruments	48	—	48	NM	18	—	18	NM
Income tax (provision) benefit	(247)	(431)	184	42.7	107	(218)	325	149.1
Minority interest	(145)	(140)	(5)	(3.6)	(290)	(272)	(18)	(6.6)
Net income (loss)(2)	708	727	(19)	(2.6)	(305)	368	(673)	(182.9)
Reconciliation of net income (loss) to EBITDA:
Net income (loss)(2)	708	727			(305)	368
Interest expense, net	2,608	2,172			5,152	4,259
Income tax provision (benefit)	247	431			(107)	218
Depreciation	1,476	1,440			2,952	2,871
Amortization of intangibles	341	341			682	678
EBITDA	5,380	5,111	269	5.3	8,374	8,394	(20)	(0.2)

NM — Not meaningful

(1)	Includes depreciation expense of $1.5 million and $1.4 million for the quarters ended June 30, 2008 and 2007, respectively, and $3.0 million and $2.9 million for the six month periods ended June 30, 2008 and 2007, respectively.
(2)	Corporate allocation expense, and the federal tax effect, have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Gross Profit

Cooling capacity revenue is a fixed monthly charge based on the maximum amount of chilled water that we have contracted to make available to a customer at any point in time. Cooling consumption revenue is a variable charge based on the volume of chilled water actually used. Capacity charges are typically adjusted annually at a fixed rate or are indexed to the Consumer Price Index (CPI). Consumption charges are generally linked to changes in a number of economic factors. The terms of our customer contracts provide for the pass through of increases or decreases in our electricity costs, the largest component of our direct expenses.

Gross profit during the quarter increased primarily as a result of lower maintenance expenditures in the second quarter of 2008. The lower maintenance expenditures were a result of our incurring a higher percentage of pre-season maintenance expenses for system reliability during the first quarter of 2008 as compared to the first quarter in 2007. Gross profit for the six month period was relatively flat versus the prior comparable period. Cooling capacity revenue increased for both the quarter and six month period due to annual inflation-related increases of contract capacity rates in accordance with customer contract terms. Cooling consumption revenue and overall electricity costs decreased due to lower ton-hour sales resulting from cooler than average temperatures in 2008 versus 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses during the quarter decreased due to lower insurance costs. Selling, general and administrative costs for the six month period increased primarily due to higher professional fees in 2008 and the partial reversal of accrued management incentives in 2007.

Interest Expense, Net

Interest expense increased as a result of higher debt levels associated with the 2007 refinancing and higher non-cash amortization of deferred financing costs.

EBITDA

Excluding the non-cash gains on derivative instruments, EBITDA would have increased by 4.3% for the quarter and would have remained relatively flat for the six month period.

Airport Parking Business

Key Factors Affecting Operating Results

•	lower revenue due to reduced volumes and constrained pricing power, resulting from a downturn in the U.S. airline industry;
•	higher ongoing operating costs associated with improved customer service, targeted marketing programs and increased fuel costs;
•	higher selling, general and administrative costs primarily due to a state sales tax accrual; partially offset by reduced re-branding expenses; and
•	lower rent expense from our acquisition of previously leased property (full year savings of approximately $1.2 million).

Quarter and Six Months Ended June 30, 2008 Compared to Quarter and Six Months Ended
June 30, 2007

	Quarter Ended June 30,		Change Favorable/(Unfavorable)		Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2008	2007			2008	2007
	$	$	$	%	$	$	$	%
	($ in Thousands) (Unaudited)
Revenue	19,420	20,068	(648)	(3.2)	38,315	38,879	(564)	(1.5)
Direct expenses(1)	15,344	14,623	(721)	(4.9)	30,921	28,912	(2,009)	(6.9)
Gross profit	4,076	5,445	(1,369)	(25.1)	7,394	9,967	(2,573)	(25.8)
Selling, general and administrative expenses	2,912	2,780	(132)	(4.7)	5,606	4,393	(1,213)	(27.6)
Amortization of intangibles	727	705	(22)	(3.1)	1,543	1,493	(50)	(3.3)
Operating income	437	1,960	(1,523)	(77.7)	245	4,081	(3,836)	(94.0)
Interest expense, net	(3,749)	(4,021)	272	6.8	(7,636)	(7,987)	351	4.4
Other (expense) income	(11)	158	(169)	(107.0)	61	148	(87)	(58.8)
Unrealized gains on derivative instruments	81	179	(98)	(54.7)	158	109	49	45.0
Income tax benefit	1,270	689	581	84.3	2,771	1,452	1,319	90.8
Minority interest	273	168	105	62.5	697	369	328	88.9
Net loss(2)	(1,699)	(867)	(832)	(96.0)	(3,704)	(1,828)	(1,876)	(102.6)
Reconciliation of net loss to EBITDA:
Net loss(2)	(1,699)	(867)			(3,704)	(1,828)
Interest expense, net	3,749	4,021			7,636	7,987
Income tax benefit	(1,270)	(689)			(2,771)	(1,452)
Depreciation	1,289	1,070			2,559	2,105
Amortization of intangibles	727	705			1,543	1,493
EBITDA	2,796	4,240	(1,444)	(34.1)	5,263	8,305	(3,042)	(36.6)

(1)	Includes depreciation expense of $1.3 million and $1.1 million for the quarters ended June 30, 2008 and 2007, respectively, and $2.6 million and $2.1 million for the six month periods ended June 30, 2008 and 2007, respectively.
(2)	Corporate allocation expense and other intercompany fees, and the federal tax effect, have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2008	2007	%		2008	2007	%
Operating Data:
Cars Out(1)	512,213	531,231	(19,018)	(3.6)	1,010,201	1,026,371	(16,170)	(1.6)
Average Revenue Per Car Out:	$36.37	$36.86	$(0.49)	(1.3)	$36.31	$36.76	$(0.45)	(1.2)
Average Overnight Occupancy(2)	23,270	22,478	792	3.5	22,552	21,613	939	4.3

(1)	Cars Out refers to the total number of customers exiting during the period.
(2)	Average Overnight Occupancy refers to aggregate average daily occupancy measured for all locations at the lowest point of the day and does not reflect turnover and intra-day activity.

Beginning in the second quarter of 2007, we invested heavily in customer service with management upgrades, operational improvements, systems upgrades and fleet enhancements, and increased the size of our sales force in order to build our customer base to increase revenue. The development of these initiatives was substantially complete by the beginning of the first quarter of 2008, and their implementation was underway at a subset of our locations. In the markets where management focused its attention we began to see improved performance in the first quarter.

In the second quarter of 2008, the U.S. airline industry experienced a number of bankruptcies and various airlines have reduced passenger capacity significantly. The revenue of our airport parking business is correlated to the number of passengers boarding flights at the airports that we serve. In the second quarter of 2008, we experienced overall declines in revenue, reversing our prior positive trend. Further planned reductions in passenger capacity at airports that we serve would generally have a similar effect. In addition, demand shifted from valet parking towards our lower priced self park offering. However, our second quarter cost run rate was generally consistent with first quarter levels except for the reduction in rent expense resulting from the purchase of previously leased property (approximately $1.2 million annually). In addition, we recorded an additional $583,000 accrual ($1.1 million in total for 2008) related to state sales tax which is not an ongoing expense.

Our revised expectations of enplanement growth and the consequential downward revision of our cashflow projections triggered an impairment analysis of our airport parking business. It was determined that no impairment charge to goodwill or other intangible assets was required in the second quarter of 2008. See “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Form 10-Q for a discussion of the impairment analysis. We are unable to predict to what extent these conditions will continue or worsen, potentially resulting in future write-downs of goodwill or other intangible assets in this business.

In July 2008, we acquired a self-park parking facility in Newark adjacent to Newark Liberty International Airport in order to take advantage of the trend towards the lower priced self-park option. The acquisition strengthens our position in a historically robust market.

We recently entered into an agreement settling our trademark dispute over the brand “FastTrack” which reduces our potential exposure to costs of rebranding our entire business but restricts our ability to use the brand in certain situations.

Excluding the non-cash unrealized gains on derivatives EBITDA would have decreased by 33.1% and 37.7% for the quarter and six months, respectively.

Liquidity and Capital Resources

General

We do not intend to retain significant cash balances in excess of what are prudent reserves. We believe that we will have sufficient liquidity and capital resources to meet our future liquidity requirements, including our debt obligations and our distribution program. We base our assessment on the following assumptions:

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

In addition, we have a $300.0 million revolving acquisition credit facility, of which $231.0 million is currently available, which matures in 2010.

In light of current market conditions and the increasing tightening of the credit markets, assumptions regarding our ability to refinance maturing debt on reasonable terms may be subject to significant risk. See “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and “Risk Factors” in Part I, Item 1A of our Form 10-K, filed with the SEC on February 28, 2008.

As discussed elsewhere in “Management's Discussion and Analysis of Financial Condition and Results of Operations”, economic conditions affecting U.S. commercial air traffic, in particular actual and announced capacity reductions and airline bankruptcies, have led to lower enplanements and resulted in declines in the revenue and consequently the overall performance of our airport parking business. If the performance of our airport parking business does not improve it may not satisfy the terms of its debt covenants including those required to extend the maturity of its debt for up to an additional two years beyond its scheduled maturity in September 2009. During the second and third quarters of 2008, we have contributed a total of $1.5 million in cash to support the business' ongoing operations and to enable the business to pay its $1.1 million state sales tax assessment and maintain its minimum liquidity requirements under its debt facility. The business may require additional funding from us in future periods to maintain its liquidity requirements and support its operations, although it is unlikely that such funding for these purposes would have a material impact on our ability meet our obligations or make distributions to our shareholders.

In order for the airport parking business to be able to extend its debt beyond September 2009 without additional contributions from us, its EBITDA would need to improve significantly or it would have to repay a potentially significant portion of its outstanding debt. We intend to continue to execute a strategy that we believe will improve the performance of this business, as well as aggressively pursue the refinancing of the business’ debt. These efforts could include further capital contributions to the business by us in cash or contributions to the collateral pool of other properties in the business not currently in the pool. Significant cash contributions by us or an inability to extend or refinance the business’ debt facility in 2009 could have an adverse impact on our ability to pay distributions to our shareholders. Please see “—Airport Parking Business” below for a further discussion of this debt facility and, more generally, the liquidity and capital resources of our airport parking business.

The section below discusses the sources and uses of cash on a consolidated basis, and for each of our businesses and investments. All inter-company activities such as corporate allocation, capital contributions to our businesses and distributions from our consolidated businesses, have been excluded from the below tables as these transactions are eliminated on consolidation. Prior period comparatives have also been updated to remove these inter-company activities.

Consolidated Analysis of Historical Cash Flows

	Six Months Ended June 30,
	2008	2007	Change
($ in Thousands)	$	$	$	%
Cash provided by operating activities	48,590	52,538	(3,948)	(7.5)
Cash used in investing activities	(74,213)	(10,776)	(63,437)	NM
Cash provided (used in) by financing activities	14,610	(6,149)	20,759	NM

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

The decrease in consolidated cash provided by operating activities was due primarily to:

•	a $4.0 million increase in working capital balances in 2008 primarily due to higher accounts receivable balances from increased fuel prices, compared to an $8.7 million decrease in 2007;
•	increased interest expense due to higher levels of debt; partially offset by
•	the inclusion of $6.6 million in equity distributions from IMTT in cash provided by operating activities in 2008, with the remaining $7.4 million in cash from investing activities. This compares to the inclusion of $2.3 million in cash provided by operating activities in 2007 with the remaining $11.7 million in cash from investing activities.

We believe our operating activities overall provide a source of sustainable and growing cash flows over the long-term due to:

•	Consistent customer demand driven by the basic everyday nature of the services provided;
•	our strong competitive position due to factors including:
•	high initial development and construction costs;
•	difficulty in obtaining suitable land near many of our operations (for example, airports, waterfront near ports);
•	long-term concessions/contracts;
•	required government approvals, which may be difficult or time-consuming to obtain;
•	lack of cost-efficient alternatives to the services we provide in the foreseeable future; and
•	product/service pricing that we expect to generally keep pace with inflation due to factors including:
•	consistent demand;
•	limited alternatives;
•	contractual terms; and
•	regulatory rate setting.

Investing Activities

The change in the cash used in investing activities was primarily due to:

•	lower cost of acquisition made in 2008 (Seven Bar) compared with 2007 (Supermarine);
•	$13.5 million paid for the purchase of a parking lot in 2008;
•	inclusion of $11.7 million in equity distributions from IMTT in cash from investing activities in 2007 (with the remaining $2.3 million in cash provided by operating activities), compared to $7.4 million in 2008 (with the remaining $6.6 million being reported in cash provided by operating activities); and
•	receipt of approximately $85.0 million as sale proceeds in January 2007 from the disposition of our interest in Macquarie Yorkshire Limited in December 2006.

Distributions from IMTT are reflected in our consolidated cash provided by operating activities only up to our 50% share of IMTT’s positive earnings. Amounts in excess of this, and also distributions when IMTT records a net loss, are reflected in our consolidated cash from investing activities.

Financing Activities

The increase in cash provided by financing activities was primarily due to:

•	proceeds from the drawdown on the MIC Inc. revolving acquisition facility of $56.0 million in February 2008, primarily to fund the acquisition of Seven Bar FBOs and property previously leased by our airport parking business;
•	lower debt drawdowns by our airport services business, gas production and distribution business and district energy business; partially offset by
•	higher distributions paid to our shareholders.

The financial covenant requirements under our MIC Inc. revolving acquisition facility, and the calculation of these measures at quarter end, were as follows:

•	Ratio of Debt to Consolidated Adjusted Cash from Operations < 5.6x (at June 30, 2008: 0.57x)
•	Ratio of Consolidated Adjusted Cash from Operations to Interest Expense > 2.0x (at June 30, 2008: 60.56x)

•	Minimum EBITDA (as defined in the facility) of $100.0 million (at June 30, 2008: $170.3 million)

For a description of the material terms of the MIC Inc. revolving acquisition facility, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2007. We have not had any material changes to our revolving acquisition facility since February 28, 2008, our 10-K filing date.

Airport Services Business

	Six Months Ended June 30,
	2008	2007	Change
($ in Thousands)	$	$	$	%
Cash provided by operating activities	43,868	40,385	3,483	8.6
Cash used in investing activities	(60,760)	(92,638)	31,878	34.4
Cash provided by financing activities(1)	15,464	30,954	(15,490)	(50.0)

(1)	We provided our airport services business with $41.9 million of funding in 2008 which was used to pay for the acquisition of Seven Bar FBOs (reflected above in cash used in investing activities) and to pre-fund integration costs. We also provided $58.3 million in 2007 which was used to pay for the acquisition of Supermarine FBOs and to pre-fund integration costs, and $3.6 million to fund growth capital expenditures (both of which are also reflected above in cash used in investing activities). These contributions from us are not reflected in cash provided by financing activities above, as they are eliminated on consolidation.

Operating Activities

Operating cash at our airport services business is generated from sales transactions primarily paid by credit cards. Some customers are extended payment terms and billed accordingly. Offsetting these cash receipts are payments mainly to vendors of fuel, aircraft services and professional services, as well as payroll costs and payments to tax jurisdictions. Cash provided by operations increased in 2008 due primarily to operating results of our acquisitions partially offset by an increase in interest expense reflecting higher debt levels and higher receivables mainly stemming from increased fuel sale prices. Higher jet fuel prices typically result in an increase in receivables as receivables include both the fuel margins charged by our airport services business and the cost of fuel, which is primarily based on spot jet fuel prices. Average first half 2008 spot jet fuel prices increased by more than 23% since December 2007.

Investing Activities

Cash used in investing activities relates primarily to our acquisitions and capital expenditures. Cash paid for our acquisition of Seven Bar FBOs in the first quarter of 2008, net of cash acquired, was $41.5 million. We funded the acquisition with borrowings under our MIC Inc. revolving acquisition facility that we contributed to the business. This compares to a purchase price of $86.7 million, net of cash acquired, for the acquisition of Supermarine in 2007, of which we funded $32.5 million in new debt at the business level and the remainder through contributions by us to the business.

Maintenance expenditures are generally funded by cash from operating activities and growth capital expenditures are generally funded with drawdown on capital expenditure facilities or equity contributions from us.

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

The FBO leases at three of our locations have been extended or renewed, including our ground lease at our Charleston FBO, which was due to expire in 2008. As a result of the lease extensions and renewal, the airport service business’ weighted average remaining lease life has increased by half a year to approximately 18.4 years. Growth capital expenditure requirements associated with the lease extensions and renewal total approximately $3.5 million.

The following table sets forth information about capital expenditures in our airport services business:

	Maintenance	Growth
Six months ended June 30, 2007	$2.4 million	$2.6 million
Six months ended June 30, 2008	$5.2 million	$14.8 million
2008 full year estimated	$9.1 million	$31.7 million
Commitments at June 30, 2008	—	$405,000

The increases in maintenance capital expenditures are primarily due to an increased number of locations arising from our acquisitions. We generally expect annual maintenance capital expenditures to average between $150,000 and $200,000 per location to provide necessary upgrades and refurbishment of our facilities as well as additions to and replacement of our ground support equipment fleet. We expect to spend less than that in 2008 due to the good condition of acquired facilities.

The increased growth capital expenditures in 2008 primarily relates to the construction of a new hangar at the San Jose FBO and a ramp repair and extension at our Teterboro location. We are funding the remainder of these projects for 2008 with available borrowings under the airport services business’ capital expenditure facility.

Financing Activities

The changes in cash provided by financing activities is primarily due to the additional debt associated with the purchase of Supermarine in May 2007, compared with only growth capital expenditure funding in 2008.

The financial covenant requirements under the airport services business’ debt and credit facilities, and the calculation of these measures at quarter end, were as follows:

•	Debt Service Coverage Ratio > 1.2x or 1.6x for cash lock-up (at June 30, 2008: 2.1x)
•	Leverage Ratio < 7.75x (at June 30, 2008: 6.1x)
•	Minimum EBITDA (as defined in the debt facility) > $124.8 million (at June 30, 2008: $151.1 million)

For a description of the material terms of the airport services business’ debt and credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report Form 10-K for the fiscal year ended December 31, 2007. We have not had any material changes to these debt and credit facilities since February 28, 2008, our 10-K filing date.

Bulk Liquid Storage Terminal Business

The following analysis represents 100% of the cash flows of IMTT, which we believe is the most appropriate and meaningful approach to discussing the historical cash flow trends of IMTT, rather than just the composition of cash flows that is included in our consolidated cash flows. We equity account our 50% ownership of this business, so distributions are reflected in our consolidated cash flow from operating activities only up to our 50% share of IMTT’s positive earnings. Distributions when IMTT records a net loss or in excess of our share of its earnings are reflected in the consolidated cash flow from investing activities. We have received a quarterly dividend of $7.0 million since completing our investment in May 2006. For the six months ended June 30, 2008, $6.6 million was included in our consolidated cash from operating activities and $7.4 million was included in our consolidated cash from investing activities. For the six months ended June 30, 2007, $2.3 million was included in consolidated cash from operating activities and $11.7 million was included in consolidated cash from investing activities.

	Six Months Ended June 30,
	2008	2007	Change
($ in Thousands)	$	$	$	%
Cash provided by operating activities	41,624	43,834	(2,210)	(5.0)
Cash used in investing activities	(58,024)	(77,984)	19,960	(25.6)
Cash provided by financing activities	18,186	635	17,551	NM

NM — Not meaningful

Operating Activities

Cash provided by operating activities at IMTT is generated primarily from storage rentals and ancillary services that are billed monthly and paid on various terms. Offsetting these cash receipts are payments mainly for payroll costs, maintenance and repair of fixed assets, utilities and professional services and payments to tax jurisdictions. Cash provided by operating activities decreased despite the increase in operating income due to timing differences in cash contributions to the IMTT pension plan (second quarter 2008 versus third quarter 2007) and a change in the funding procedures for checks outstanding at the end of the quarter as well as increased interest payments reflecting increased borrowings.

Investing Activities

Cash used in investing activities relates primarily to capital expenditures on an ongoing basis, as discussed below.

Maintenance Capital Expenditure

During the six months ended June 30, 2008, IMTT spent $22.2 million on maintenance capital expenditures, including $18.8 million principally in relation to tank refurbishments and dock repairs and $3.3 million on environmental capital expenditures, principally in relation to improvements in containment measures and remediation.

Growth Capital Expenditure

Since our May 2006 investment in IMTT, the business has undertaken a total of $459.9 million in expansion projects and acquired the Joliet facility for $18.5 million. As shown in the following table, these growth initiatives are expected to add or refurbish approximately 7.9 million barrels of capacity which will contribute $63.7 million to gross profit and EBITDA on an annualized basis. It is anticipated that the capital expenditures will be funded using a combination of IMTT’s cash flow from operations and its debt facilities.

The largest expansion project is the construction of a bulk liquid chemical storage and logistics facility on the Mississippi River at Geismar, LA. IMTT expects to spend approximately $202.4 million on this project. Based on the current project scope and subject to certain minimum volumes of chemical products being handled by the facility, existing customer contracts are anticipated to generate minimum terminal gross profit and EBITDA of approximately $18.8 million per year. The logistics facility began limited storage and terminalling operations in April 2008 and will be substantially complete in August 2008. Along with the construction of this phase of the storage and logistics operations, IMTT spent an incremental $16.0 million to install an additional 432,000 barrels of storage capacity, which began operation during February 2008 and should generate incremental annual gross profit and EBITDA of $2.8 million.

IMTT recently initiated an expansion project at its St. Rose, LA facility that is expected to add up to 1.8 million barrels of new capacity and improve associated infrastructure. The initial $87.4 million phase of this project has been approved by the relevant regulatory agencies and is reflected in the growth capital expenditures total in the table below. IMTT anticipates the second phase of this project will require additional approvals to incur $17.2 million in capital expenditures and that completion of both phases will occur in the first quarter of 2010.

	Incremental Capacity (Barrels Thousands)	Refurbished Capacity (Barrels Thousands)	Capital Expenditure Cost ($ Millions)	EBITDA ($ Millions)
Geismar	860	—	218.4	21.5
St. Rose/Gretna/Avondale	3,779	288	164.0	26.1
Bayonne	242	1,309	55.2	8.4
Quebec	704	—	28.7	5.1
All Other Projects	—	—	1.6	0.6
Adjustment for Capital
Expenditure Prior to MIC Investment	—	—	(8.0)	—
Joliet Acquisition	752	—	18.5	2.0
Total	6,337	1,597	478.4	63.7

During the six months ended June 30, 2008, IMTT spent $90.5 million on specific growth projects, including $58.8 million in relation to the construction of the new bulk liquid chemical storage facility at Geismar, LA, $9.7 million principally for the construction of new storage tanks at its other three sites in Louisiana, and $12.3 million for tank construction and refurbishment at its Bayonne, NJ facility. The balance of the expenditure on specific expansion projects related to a number of smaller projects to improve the capabilities of IMTT’s facilities.

The following table sets forth information about IMTT’s capital expenditures:

	Maintenance	Growth
Six months ended June 30, 2007	$14.2 million	$68.7 million
Six months ended June 30, 2008	$22.2 million	$90.5 million
2008 full year estimated	$50.0 million	$185.0 million
Commitments at June 30, 2008	$20.8 million	$59.5 million

We have increased our estimated capital expenditures for 2008 due to the following factors:

•	higher than anticipated growth capital expenditures for the completion of the new facility at Geismar, LA, initiation of a major expansion project at St. Rose, LA, and completion of a new infrastructure upgrade project at the Bayonne facility; and
•	likely increases in maintenance capital expenditures related to the acceleration of mandated tank cleaning and inspection program during the balance of 2008, which is expected to have a decreasing impact in future years.

After December 31, 2008, our distributions from IMTT will convert from a fixed amount to a variable amount generally based on IMTT’s cash flow from operating activities less maintenance and environmental capital expenditures. Capital expenditures related to the mandated tank cleaning and inspection program will reduce amounts that would otherwise be distributed to us from IMTT. The increase in capital expenditure on this program in 2008 reflects an acceleration in the rate at which tanks are being cleaned and inspected. The rate of expenditure on this program is expected to decline in 2009 as the number of tanks to be cleaned and inspected declines.

Financing Activities

The increase in cash provided by financing activities was primarily due to an increase in borrowing under the revolving credit facility.

Pursuant to the terms of the shareholders’ agreement between ourselves and the other shareholders in IMTT, all shareholders in IMTT other than us were required to loan all dividends received by them (excluding the $100.0 million dividend paid to prior existing shareholders at the closing of our investment in IMTT), net of tax payable in relation to such dividends, through the quarter ended December 31, 2007 back to IMTT Holdings Inc. The shareholder loan has a fixed interest rate of 5.5% and will be repaid over 15 years by

IMTT Holdings Inc. with equal quarterly amortization that commenced March 31, 2008. Shareholder loans of $37.8 million were outstanding as at June 30, 2008.

The financial covenant requirements under IMTT’s debt and credit facilities, and the calculation of these measures at quarter end, were as follows:

USD Revolving Credit Facility	Canadian Dollar Revolving Credit Facility
Debt to EBITDA Ratio: Max 4.75x (at June 30, 2008: 3.55x)	Debt to EBITDA Ratio: Max 4.75x (at June 30, 2008: 3.55x)
EBITDA to Interest Ratio: Min 3.00x (at June 30, 2008: 7.05x)	EBITDA to Interest Ratio: Min 3.00x (at June 30, 2008: 7.05x)

For a description of the material terms of IMTT’s debt and credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2007. We have not had any material changes to these debt and credit facilities since February 28, 2008, our 10-K filing date.

Gas Production and Distribution Business

	For Six Months Ended June 30,
	2008	2007	Change
($ in Thousands)	$	$	$	%
Cash provided by operating activities	8,011	9,845	(1,834)	(18.6)
Cash provided by used in investing activities	(4,200)	(4,223)	23	0.5
Cash provided by financing activities	3,250	2,000	1,250	62.5

Operating Activities

The main drivers for cash provided by operating activities are customer receipts and amounts withdrawn from restricted cash escrow account; timing of payments for fuel, materials, pipeline repairs, vendor services and supplies. The decrease from 2007 to 2008 was primarily due to higher accounts receivable balances resulting from higher sales prices and increased inventory purchases each resulting from higher fuel costs, partially offset by higher accounts payable balances from the timing of inventory purchases.

Investing Activities

The main drivers for cash used in investing activities are capital expenditures. Capital expenditures for the non-utility business are funded by cash from operating activities and capital expenditures for the utility business are funded both by drawing on credit facilities as well as cash from operating activities.

Maintenance Capital Expenditures

Maintenance capital expenditures include costs associated with ongoing operations. This includes replacement of pipeline sections, improvements to our transmission system and SNG plant, improvements to buildings and other property and the purchases of vehicles and equipment. Maintenance capital expenditure for 2008 is expected to be lower than previously reported by $700,000 primarily due to our deferral of a large pipeline replacement project to 2009.

Growth Capital Expenditures

Growth capital expenditures include the purchases of meters, regulators and propane tanks for new customers, the cost of installing pipelines for new residential and commercial construction and the costs of new commercial energy projects. Growth capital expenditure for 2008 is expected to be $300,000 higher than previously reported primarily due to an increase in materials costs.

We expect to fund approximately half of our total 2008 capital expenditures with debt facilities that are maintained principally for the benefit of our utility operations.

The following table sets forth information about TGC’s capital expenditures:

	Maintenance	Growth
Six months ended June 30, 2007	$2.5 million	$2.0 million
Six months ended June 30, 2008	$2.7 million	$2.2 million
2008 full year estimated	$6.4 million	$3.6 million
Commitments at June 30, 2008	$421,000	$139,000

Financing Activities

The amounts borrowed were used to fund utility capital expenditures and for inventory acquisitions.

As a condition of our purchase of TGC in June 2006, Hawaii regulators required that TGC maintain a debt to total capital ratio of no more than 65% as calculated at the end of each quarter. At June 30, 2008 this ratio was 62.4%. The financial covenants triggering distribution lock-up under the gas production and distribution business’ debt and credit facilities, and the calculation of these measures at quarter end, were as follows:

•	12 mo. Look-Backward Adjusted EBITDA/Interest > 3.5x (at June 30, 2008: 4.97x)

For a description of the material terms of the gas production and distribution business’ debt and credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2007. We have not had any material changes to these debt and credit facilities since February 28, 2008, our 10-K filing date.

District Energy Business

	Six Months Ended June 30,
	2008	2007	Change
($ in Thousands)	$	$	$	%
Cash provided by operating activities	5,932	5,998	(66)	(1.1)
Cash used in investing activities	(1,967)	(6,161)	4,194	68.1
Cash (used in) provided by financing activities	(321)	6,742	(7,063)	(104.8)

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

Maintenance Capital Expenditure

Our district energy business expects to spend up to $1.0 million per year on capital expenditures relating to the replacement of parts, system reliability, customer service improvements and minor system modifications of which $254,000 has been spent during the first six months of 2008. Maintenance capital expenditures through 2012 will be funded from available debt facilities.

Growth Capital Expenditure

We completed the expansion of one of our plants in 2007, and we expect to complete the associated expansion of our distribution system in 2008. For the entire project, we anticipate spending approximately $8.1 million. As of June 30, 2008, $7.4 million has been spent or committed. Management has also identified projects to further expand the current system capability to accommodate the increased demand for district cooling in Chicago. We estimate making additional capital expenditures of approximately $7.4 million connecting new customers to the system and implementing minor system modifications and improvements through 2010. As of June 30, 2008, $2.8 million has been spent and an additional $1.3 million committed for new customer connections. Typically, new customers will reimburse our district energy business for a substantial portion of these connection expenditures, effectively reducing the impact of this capital expenditure.

Based upon discussions with current and potential customers and subject to finalization of service dates, we expect annual gross profit and EBITDA to increase by approximately $5.3 million by 2011. New customers generally have up to two years after their initial service date to increase capacity up to their final contracted tons which may defer a small portion of the expected EBITDA. We anticipate that the expanded capacity sold to new or existing customers will be under contract or subject to letters of intent prior to our district energy business committing to the capital expenditure. As of July 23, 2008, we have signed contracts with eleven new customers representing approximately 94% ($4.9 million) of this additional gross profit and EBITDA increase. One customer began service in late 2006, two customers began service in 2007, and the remaining eight will begin service in 2009. We have identified the likely purchasers of the remaining saleable capacity and expect to have contracts signed by 2009.

In addition, a building that houses one of our plants is being renovated and expanded. As per our lease agreement, we are obligated to pay for necessary modifications of this facility to accommodate the building’s expansion. We are taking advantage of this opportunity to expand our system capabilities in conjunction with the building expansion. We anticipate spending up to approximately $11.0 million over 2008 through 2009. As of June 30, 2008, $210,000 has been spent and an additional $1.8 million committed for the building modifications. We expect annual gross profit and EBITDA to increase by approximately $1.3 million by 2010, although a small portion of the additional increase may be deferred until 2011.

We expect to fund the capital expenditure for system expansion and interconnection by drawing on available debt facilities.

The following table sets forth information about capital expenditures in our district energy business:

	Maintenance	Growth
Six months ended June 30, 2007	$646,000	$7.6 million
Six months ended June 30, 2008	$254,000	$1.0 million
2008 full year estimated	$1.0 million	$6.6 million
Commitments at June 30, 2008	$247,000	$3.0 million

Financing Activities

Cash (used in) provided by financing activities is primarily driven by draws on revolving credit facilities and refinancings.

The change from 2007 to 2008 was primarily due to $7.1 million of draws from our revolver facility in 2007 which were used to finance growth capital expenditures.

The financial covenant requirements under the district energy business’ debt and credit facilities, and the calculation of these measures at quarter end, were as follows:

Distributions permitted if the following conditions are met:

•	Backward Interest Coverage Ratio > 1.5x (at June 30, 2008: 2.5x)
•	Leverage Ratio (funds from operations to net debt) for the previous 12 months equal to or greater than 5.5% in years 1 and 2 and thereafter equal to or greater than 6.0% (at June 30, 2008: 10.2%)

For a description of the material terms of the district energy business’ debt and credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2007. We have not had any material changes to these debt and credit facilities since February 28, 2008, our 10-K filing date.

Airport Parking Business

	Six Months Ended June 30,
	2008	2007	Change
($ in Thousands)	$	$	$	%
Cash (used in) provided by operating activities	(38)	1,501	(1,539)	(102.5)
Cash used in investing activities	(13,998)	(2,838)	(11,160)	NM
Cash used in financing activities(1)	(421)	(2,232)	1,811	81.1

NM — Not meaningful

(1)	We provided our airport parking business with $13.3 million of funding in 2008 which was used to pay for the acquisition of property previously leased by the business (with the total cost of $13.5 million being reflected above in cash used in investing activities) and $500,000 for ongoing operational purposes. These contributions are not reflected in cash used in financing activities above, as they are eliminated on consolidation.

Operating Activities

Cash used in operating activities is primarily driven by customer receipts, timing of payments for rent, repairs and maintenance, fuel for shuttle buses, and payroll and benefits. As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above, our airport parking business has experienced declining operating performance in the second quarter of 2008. We have previously financed the liquidity needs of our airport parking business with its cash from operating activities as well as existing cash balances. However, in the second quarter of 2008, we contributed $500,000 to the business to support its ongoing operations. In addition, in July 2008 we contributed $1.0 million to enable the business to pay its state sales tax assessment and maintain its minimum liquidity requirements under its debt facility. If the financial performance of our airport parking business does not improve, we will need to provide additional funding in the future.

Investing Activities

Cash used in investing activities is primarily driven by capital expenditures and payments for acquisitions. In April 2008, we contributed $13.3 million cash to the business to facilitate the acquisition of property in Oakland for $13.5 million, including transaction costs. The property was previously leased by us and the purchase will eliminate approximately $1.2 million of annual cash rent expense.

In July 2008, we contributed cash to the business to facilitate its acquisition of a self-park parking facility in Newark adjacent to Newark Liberty International Airport. The purchase price paid in July was $11.3 million, including upfront transaction costs.

Maintenance Capital Expenditure

Maintenance capital projects include site improvements and IT equipment. Management has focused on improving the customer experience with upgrades to shuttle services and facilities. We have reduced our 2008 full year capital expenditure budget by deferring capital expenditure items that are not essential at this time. However, the expenditure may increase in the future to maintain service levels.

	Maintenance	Growth
Six months ended June 30, 2007	$2.3 million	$541,000
Six months ended June 30, 2008	$994,000	—
2008 full year estimated	$2.8 million	—
Commitments at June 30, 2008	$298,000	—

Financing Activities

Cash used in financing activities in 2008 comprised $697,000 of capital lease payments, partially offset by a release of restricted cash. Cash used in 2007 included a restricted cash increase of $1.1 million and $1.0 million of capital lease payments.

The financial covenant requirements under the airport parking business’ debt and credit facilities, and the calculation of these measures at quarter end, were as follows:

•	Debt Service Coverage Constant Ratio of 1.00 to 1.00 with respect to the immediately preceding 12 month period (at June 30, 2008: 1.12x)
•	Minimum liquidity of $3.0 million (at June 30, 2008: $7.4 million)
•	Minimum net property valuations (as calculated in the loan agreement) of $40.0 million (at June 30, 2008, our recent internal valuations indicate that we meet this covenant)

See “Risk Factors” in the Quarterly Report on Form 10-Q for additional discussion regarding these debt and credit facilities. For a description of the material terms of the airport parking business’ debt and credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2007. We have not had any material changes to these debt and credit facilities since February 28, 2008, our 10-K filing date.

Commitments and Contingencies

For a discussion of our future obligations, due by period, under the various contractual obligations, off-balance sheet arrangements and commitments, please see “Liquidity and Capital Resources — Commitments and Contingencies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on February 28, 2008. We have not had any material changes to those commitments except as disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 8, 2008.

Critical Accounting Estimates

For critical accounting estimates, see “Critical Accounting Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Our critical accounting estimates have not changed materially from the description contained in that Annual Report.

Goodwill, Intangible Assets and Long-Lived Assets

Due to the performance of our airport parking business, as discussed in the “Airport Parking Business” sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations —  Results of Operations” and “ — Liquidity and Capital Resources,” we evaluated our airport parking business’ goodwill, intangible assets and long-lived assets for impairment at June 30, 2008.

These evaluations are largely dependent on the estimated future cash flows of these assets and the fair value of these items, as determined by management based on a number of estimates, including future cash flow projections, discount rates and terminal values. In determining these estimates, management considers information supplied by management of the airport parking business, valuations prepared by independent appraisal experts, relevant public data on similar companies and information obtained from discussions with market participants. The determination of fair values requires significant judgment both by management and outside experts engaged to assist in this process.

The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of the airport parking business based on a discounted cash flow model using revenue and profit forecasts and comparing estimated fair value with the carrying value, which includes goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. At June 30, 2008, the estimated fair value exceeded the carrying value so the second step was not necessary.

The impairment test for long-lived assets and intangible assets, including trademarks, domain names and customer relationships, is a two-step process which requires management to make judgments in determining what assumptions to use in the calculation. The first step is to determine the undiscounted future cash flows related to the asset or group of assets. If the undiscounted future cash flows exceed the carrying value of the asset, there is no impairment and the second step is not necessary. At June 30, 2008, there was no impairment of our airport parking business’ long-lived assets or intangible assets.

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill, intangible assets and/or long-lived assets. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or a material negative change in relationship with significant customers.

New Accounting Pronouncements

See Note 3, New Accounting Pronouncements, to our consolidated condensed financial statements in Part I, Item I of this Form 10-Q for details on new accounting pronouncements which is incorporated herein by reference.

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

Item 4. Controls and Procedures

Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008. There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the six months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.
OTHER INFORMATION

Item 1. Legal Proceedings

The IMTT terminal in Bayonne was required to install vapor control for methanol loading operations at the terminal. The control system was installed but has not provided 100 percent of the required control level at all times. The resulting emissions above the permit limit are very small (approximately 40 pounds to date) and the number of times the unit does not meet the limit is minimal. The terminal is working to improve the control system to meet the limits at all times and is working with the New Jersey Department of Environmental Protection, or NJDEP, to develop a consent agreement to recognize the minimal exceedences and provide for an appropriate fine. There is a published protocol the NJDEP uses to propose an appropriate fine to be negotiated. Based on that protocol, we have estimated the potential fine to be between $36,000 and $140,000. We expect the fine will be substantially less than $100,000.

There are no other material legal proceedings other than as disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on February 28, 2008.

Item 1A. Risk Factors

Current economic conditions and increased pricing competition in our airport services business may have an adverse affect on our market share and fuel margins, causing a decline in the profitability of that business.

Some of our competitors in our airport services business are pursuing more aggressive pricing strategies. These competitors operate FBOs at number of airports where we operate or at airports near where we operate. In addition, the continuation or worsening of current economic conditions may result in an increased focus on cost among our customers and, consequently, a decline in corporate jet usage and increased price sensitivity. These factors may cause our volumes of fuel sales and market share to decline and, to a lesser extent, may result in increased margin pressure, adversely affecting our profitability in this business.

Continued deterioration in the results of our airport parking business could result in a failure to meet its debt covenants and an inability to extend or refinance the debt of that business.

The ongoing downturn in the U.S. economy and the decline in commercial air travel have caused the results of our airport parking business to decline, particularly its revenues, EBITDA and cash from operations. In the past, the business has funded its operations in part with its own cash on hand; however, in the second and third quarters of 2008 we contributed cash to the business to enable it to meet its liquidity requirements. Although we believe we are currently in compliance with each of the financial covenants of the business’ credit facility, if the performance of the business does not improve in future periods and we do not contribute to the business additional cash and/or additional parking lots currently not part of the collateral pool, the airport parking business may not be able to meet these financial covenants, potentially by the end of the year. To the extent we choose to contribute significant amounts of cash to support this business, amounts available to distribute to our shareholders may decline.

In addition, certain of these covenants are calculated based on valuations of our separate parking locations, which involve a significant degree of management estimates and discretion. The business’ lenders may disagree with our method of calculating these financial covenants and determine that the business is not in compliance. In either case, absent an amendment, waiver or other relief from the lenders, our airport parking business could be declared in default on its debt. Even if a default does not occur, the decline in the performance of our airport parking business would likely result in its failing to meet the test needed to extend the maturity of the credit facility beyond September 2009. In light of the current credit markets and the performance of the airport parking business, it is uncertain whether we would be able to refinance this debt at maturity or otherwise, without additional cash contributions from us, which would decrease our future distributions to our shareholders.

For other risk factors related to our business, please see Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on February 28, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the company was held on May 27, 2008.

The stockholders voted on proposals to elect three directors to the board of directors of the company and to ratify the appointment of KPMG LLP as independent auditors. The stockholders’ vote ratified the appointment of the independent auditors. All nominees for election to the board of directors were elected to the terms of office set forth in the Proxy Statement dated April 14, 2007. In addition, John Roberts continues to serve as chairman of the board of directors and Stephen Mentzines continues to serve as alternate chairman, both having been appointed by our Manager under the terms of the management services agreement between our Manager, the company and the company’s direct subsidiaries. The number of votes cast for, against or withheld, and the number of abstentions with respect to each proposal, is set forth below. The company’s independent inspectors of election reported the vote of the stockholders as follows:

	For	Against/ Withheld	Abstain	Broker Non-Vote*
Election of Directors:
Nominee:
Norman H. Brown, Jr.	39,139,964	256,026	*	*
George W. Carmany, III	39,137,716	258,274	*	*
William H. Webb	39,135,636	260,354	*	*
Ratification of Independent Auditors:	39,219,708	77,266	99,016	*

*	Not applicable.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

By: /s/ Peter Stokes Name: Peter Stokes Title: Chief Executive Officer

Dated: August 7, 2008

By: /s/ Francis T. Joyce Name: Francis T. Joyce Title: Chief Financial Officer

Dated: August 7, 2008

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Letter Amendment, dated August 18, 2006, amending the Amended and Restated Loan Agreement dated as of June 7, 2006, among HGC Holdings LLC, Macquarie Gas Holdings LLC, the Lenders named herein and Dresdner Bank AG London Branch and the Amended and Restated Loan
Agreement, dated as of June 7, 2006, among The Gas Company LLC, Macquarie Gas Holdings LLC, the Lenders defined therein and Dresdner Bank AG London Branch
10.2*	Amendment Number Two to Amended and Restated Loan Agreement, dated as of July 16, 2008, among The Gas Company, LLC, Macquarie Gas Holdings LLC, the several banks and other financial institutions signatories hereto and Dresdner Bank Ag Niederlassung Luxemburg
(successor administrative agent to Dresdner Bank AG London Branch)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
31.3*	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer
32.1*	Section 1350 Certification of the Chief Executive Officer
32.2*	Section 1350 Certification of the Chief Financial Officer

*	Filed herewith.

E-1