Form 10-Q
period 2008-09-30
Macquarie Infrastructure CO LLC
filed 2008-11-06
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 44,948,694 limited liability company interests without par value outstanding at November 5, 2008.

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

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED BALANCE SHEETS
($ In Thousands)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,884	$57,473
Restricted cash	1,311	1,335
Accounts receivable, less allowance for doubtful accounts of $2,093 and $2,380, respectively	90,659	94,541
Dividends receivable	7,000	7,000
Other receivables	106	445
Inventories	20,694	18,219
Prepaid expenses	8,793	10,418
Deferred income taxes	9,330	9,330
Land – available for sale	11,931	—
Other	11,790	11,706
Total current assets	202,498	210,467

Property, equipment, land and leasehold improvements, net	703,842	674,952

Restricted cash	19,863	19,363
Equipment lease receivables	36,839	38,834
Investment in unconsolidated business	201,209	211,606
Goodwill	781,253	770,108
Intangible assets, net	853,775	857,345
Deferred costs on acquisitions	—	278
Deferred financing costs, net of accumulated amortization	24,969	28,040
Other	3,789	2,036
Total assets	$2,828,037	$2,813,029
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Due to manager – related party	$2,779	$5,737
Accounts payable	62,532	59,303
Accrued expenses	30,828	31,184
Current portion of notes payable and capital leases	1,762	5,094
Current portion of long-term debt	201,385	162
Fair value of derivative instruments	24,921	14,224
Customer deposits	5,592	9,481
Other	10,423	8,330
Total current liabilities	340,222	133,515

Notes payable and capital leases, net of current portion	2,434	2,964
Long-term debt, net of current portion	1,320,950	1,426,494
Deferred income taxes	204,314	202,683
Fair value of derivative instruments	34,557	42,832

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED BALANCE SHEETS – (continued)
($ In Thousands)

	September 30, 2008	December 31, 2007
	(Unaudited)
Other	$32,542	$30,817
Total liabilities	1,935,019	1,839,305
Minority interests	6,234	7,172
Commitments and contingencies	—	—

Members’ equity:
LLC interests, no par value; 500,000,000 authorized; 44,948,694 LLC interests issued and outstanding at September 30, 2008 and 44,938,380 LLC interests issued and outstanding at December 31, 2007	965,946	1,052,062
Accumulated other comprehensive loss	(33,553)	(33,055)
Accumulated deficit	(45,609)	(52,455)
Total members’ equity	886,784	966,552
Total liabilities and members’ equity	$2,828,037	$2,813,029

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
($ In Thousands, Except Share and per Share Data)

	Quarter Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Revenue
Revenue from product sales	$152,060	$121,734	$478,219	$302,080
Revenue from product sales – utility	36,060	23,871	97,317	68,982
Service revenue	87,714	74,700	263,171	192,947
Financing and equipment lease income	1,164	1,221	3,537	3,704
Total revenue	276,998	221,526	842,244	567,713
Costs and expenses
Cost of product sales	109,801	77,069	337,819	188,467
Cost of product sales – utility	31,161	19,151	82,175	53,358
Cost of services	33,070	31,075	98,615	80,740
Selling, general and administrative	57,426	50,632	182,928	128,174
Fees to manager – related party	2,737	5,437	11,872	59,962
Depreciation	7,101	5,035	20,139	13,088
Amortization of intangibles	10,563	9,219	32,206	23,151
Total operating expenses	251,859	197,618	765,754	546,940
Operating income	25,139	23,908	76,490	20,773
Other income (expense)
Interest income	268	2,062	1,038	4,986
Interest expense	(26,114)	(21,779)	(77,616)	(57,050)
Loss on extinguishment of debt	—	(17,708)	—	(17,708)
Equity in earnings (losses) and amortization charges of investee	4,051	(1,659)	10,603	661
Loss on derivative instruments	(765)	(2,227)	(1,651)	(1,566)
Other income (expense), net	6	296	661	(348)
Net income (loss) before income taxes and minority interests	2,585	(17,107)	9,525	(50,252)
(Provision) benefit for income taxes	(2,254)	(971)	(3,254)	14,907
Net income (loss) before minority interests	331	(18,078)	6,271	(35,345)
Minority interests	(167)	(86)	(575)	(183)
Net income (loss)	$498	$(17,992)	$6,846	$(35,162)
Basic earnings (loss) per share:	$0.01	$(0.41)	$0.15	$(0.89)
Weighted average number of shares outstanding: basic	44,948,694	43,357,300	44,942,859	39,515,104
Diluted earnings (loss) per share:	$0.01	$(0.41)	$0.15	$(0.89)
Weighted average number of shares outstanding: diluted	44,962,809	43,357,300	44,955,236	39,515,104
Cash distributions declared per share	$0.645	$0.605	$1.925	$1.765

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
($ In Thousands)

	Nine Months Ended
	September 30, 2008	September 30, 2007
Operating activities
Net income (loss)	$6,846	$(35,162)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	28,359	20,694
Amortization of intangible assets	32,206	23,151
Equity in earnings and amortization charges of investee	(10,603)	(661)
Equity distributions from investee	10,603	661
Amortization of debt financing costs	4,941	4,505
Non-cash derivative loss (gain), net of non-cash interest expense	1,897	(276)
Base and performance fees settled, and to be settled, in LLC interests	2,737	43,962
Equipment lease receivable, net	1,621	1,838
Deferred rent	1,535	1,864
Deferred taxes	1,904	(19,771)
Other non-cash expenses, net	83	1,141
Non-operating losses relating to foreign investments	—	2,847
Loss on extinguishment of debt	—	17,708
Changes in other assets and liabilities, net of acquisitions:
Restricted cash	24	(399)
Accounts receivable	(3,436)	(9,556)
Inventories	(2,027)	(348)
Prepaid expenses and other current assets	4,944	1,623
Due to manager – related party	(5,695)	1,201
Accounts payable and accrued expenses	(110)	18,194
Income taxes payable	(1,530)	5,177
Other, net	828	1,250
Net cash provided by operating activities	75,127	79,643
Investing activities
Acquisitions of businesses and investments, net of cash acquired	(53,338)	(658,939)
Costs of dispositions	—	(322)
Proceeds from sale of equity investment	—	84,977
Proceeds from sale of investment, net of cash divested	1,861	—
Settlements of non-hedging derivative instruments	—	(2,013)
Purchases of property, equipment, land and leasehold improvements	(52,587)	(33,097)
Return of investment in unconsolidated business	10,397	20,339
Other	223	—
Net cash used in investing activities	(93,444)	(589,055)

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS – (continued)
(Unaudited)
($ In Thousands)

	Nine Months Ended
	September 30, 2008	September 30, 2007
Financing activities
Proceeds from issuance of shares	—	252,739
Proceeds from long-term debt	5,000	456,625
Proceeds from line of credit facilities	87,800	64,603
Offering and equity raise costs paid	(65)	(11,150)
Distributions paid to holders of LLC interests	(86,520)	(70,051)
Distributions paid to minority shareholders	(363)	(464)
Payment of long-term debt	(120)	(120,115)
Debt financing costs paid	(1,874)	(8,057)
Make-whole payment under refinancing	—	(14,695)
Change in restricted cash	(501)	(2,863)
Payment of notes and capital lease obligations	(1,629)	(1,792)
Net cash provided by financing activities	1,728	544,780
Net change in cash and cash equivalents	(16,589)	35,368
Cash and cash equivalents, beginning of period	57,473	37,388
Cash and cash equivalents, end of period	$40,884	$72,756
Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Accrued acquisition and equity offering costs	$—	$683
Accrued purchases of property and equipment	$1,226	$2,695
Acquisition of equipment through capital leases	$490	$30
Issuance of LLC interests to manager for payment of performance fees	$—	$957
Issuance of LLC interests to independent directors	$450	$450
Taxes paid	$3,044	$2,525
Interest paid (including make-whole payment under refinancing)	$73,148	$66,244

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
(v)	an airport parking business — a provider of off-airport parking services in the U.S., with 31 facilities in 20 major airport markets.

During the year ended December 31, 2007, the Company completed the following acquisitions:

•	On May 30, 2007, the Company completed the acquisition of 100% of the interests in entities that own and operate two FBOs at Stewart International Airport in New York and Santa Monica Municipal Airport in California, together referred to as “Supermarine.”
•	On August 9, 2007, the Company completed the acquisition of approximately 89% of the equity of Mercury Air Center, Inc., or Mercury, which owns and operates 24 FBOs in the United States. On October 2, 2007, the Company acquired the remaining 11% of equity.
•	On August 17, 2007, the Company completed the acquisition of 100% of the membership interests in SJJC Aviation Services, LLC, or San Jose, which owns and operates the two FBOs at San Jose Mineta International Airport, located in San Jose, California.
•	On November 30, 2007, the Company completed the acquisition of 100% of the membership interests in Rifle Jet Center, LLC and Rifle Jet Center Maintenance, LLC, which own and operate an FBO at Garfield County Regional Airport in Rifle, Colorado.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Description of Business  – (continued)

During the nine months ended September 30, 2008, the Company completed the following acquisitions:

•	On March 4, 2008, the Company completed the acquisition of 100% of the equity in entities that own and operate three FBOs in Farmington and Albuquerque, New Mexico and Sun Valley, Idaho, collectively referred to as “Seven Bar.”
•	On July 31, 2008, the Company completed the acquisition of the Newark SkyPark airport parking facility, an off-airport parking facility at Newark Liberty International Airport in New Jersey.

2. Basis of Presentation

The unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of consolidated financial statements in conformity with GAAP requires estimates and assumptions. Management evaluates these estimates and judgments on an ongoing basis. Actual results may differ from the estimates and assumptions used in the financial statements and notes. Operating results for the quarter and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The consolidated balance sheet at December 31, 2007 has been derived from audited financial statements but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. Certain reclassifications were made to the financial statements for the prior period to conform to current period presentation.

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

In December 2007, the FASB revised Statement of Financial Accounting Standards No. 141, “Business Combinations”, or FASB No. 141(R). The revised standard includes various changes to the business combination rules. Some of the changes include immediate expensing of acquisition-related costs rather than capitalization, and 100% of the fair value of assets and liabilities acquired being recorded, even if less than 100% of a controlled business is acquired. FASB No. 141(R) is effective for business combinations consummated in periods beginning on or after December 15, 2008. The Company expects the revised standard to have the following significant impacts on its financial statements compared with existing business combination rules: (1) increased selling, general and administrative costs due to immediate expensing of acquisition costs, resulting in lower net income; (2) lower cash provided by operating activities and lower cash used in investing activities in the statements of cash flows due to the immediate expensing of acquisition costs, which under existing rules are included as cash out flows in investing activities as part of the purchase price of the business; and (3) 100% of fair values recorded for assets and liabilities on the balance sheet even where a noncontrolling interest exists resulting in larger assets and liability balances compared with existing business combination rules.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”, or FASB No. 160, which requires noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity; not as a liability or other item outside of permanent equity. FASB No. 160 is effective for periods beginning on or after December 15, 2008 and will be applied prospectively to all noncontrolling interests with comparative period information reclassified. While the Company’s district energy and airport parking businesses each have noncontrolling interests, the Company does not expect the adoption of FASB No. 160 to have a material impact on the Company’s financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosure about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”, or FASB No. 161, which requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments; how derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”, or FASB No. 133; and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments. FASB No. 161 is effective for periods beginning on or after November 15, 2008. The Company does not expect the adoption of FASB No. 161 to have a material impact on the Company’s financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

4. Earnings (Loss) Per Share

The following is a reconciliation of the basic and diluted number of shares used in computing earnings (loss) per share:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average number of shares outstanding: basic	44,948,694	43,357,300	44,942,859	39,515,104
Dilutive effect of restricted stock unit grants	14,115	—	12,377	—
Weighted average number of shares outstanding: diluted	44,962,809	43,357,300	44,955,236	39,515,104

The effect of potentially dilutive shares for the quarter and nine months ended September 30, 2008 is calculated by assuming that the 14,115 restricted stock unit grants provided to the independent directors on May 27, 2008 and the 10,314 restricted stock unit grants provided to the independent directors on May 24, 2007 had been fully converted to shares on those dates. However, the restricted stock unit grants were anti-dilutive for the quarter and nine months ended September 30, 2007, due to the Company’s net loss for those periods.

5. Acquisitions

Seven Bar FBOs

On March 4, 2008, the Company’s airport services business completed the acquisition of 100% of the interests in Sun Valley Aviation, Inc., SB Aviation Group, Inc. and Seven Bar Aviation Inc. (collectively referred to as “Seven Bar”). Seven Bar owns and operates three FBOs located in Farmington and Albuquerque, New Mexico and Sun Valley, Idaho.

The cost of the acquisition, including transaction costs, was $41.8 million and the Company has pre-funded integration costs of $300,000. The Company financed the acquisition with borrowings under the MIC Inc. revolving acquisition credit facility.

For a description of related party transactions associated with the Company’s acquisition, see Note 13, Related Party Transactions. The acquisition has been accounted for under the purchase method of accounting. Accordingly, the results of operations of Seven Bar are included in the consolidated condensed statements of operations and as a component of the Company’s airport services business segment since March 4, 2008.

The preliminary allocation of the purchase price, including transaction costs, was as follows ($ in thousands):

Current assets	$1,147
Property, equipment and leasehold improvements	10,353
Intangible assets:
Customer relationships	750
Contract rights	26,050
Non-compete agreements	50
Goodwill	5,155
Total assets acquired	43,505
Current liabilities	1,296
Other liabilities	370
Net assets acquired	$41,839

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

The Company allocated $750,000 of the purchase price to customer relationships in accordance with EITF 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination”, or EITF 02-17. The Company will amortize the amount allocated to customer relationships over a nine-year period.

Newark SkyPark Airport Parking Facility

On July 31, 2008, the Company’s airport parking business completed the acquisition of the Newark SkyPark airport parking facility, or SkyPark, an off-airport parking facility at Newark Liberty International Airport in New Jersey.

The cost of the acquisition, including transaction costs, was $11.4 million. The Company financed the acquisition with borrowings under the MIC Inc. revolving acquisition credit facility.

The acquisition has been accounted for under the purchase method of accounting. Accordingly, the results of operations of SkyPark are included in the consolidated condensed statements of operations and as a component of the Company’s airport parking business segment since July 31, 2008.

The preliminary allocation of the purchase price, including transaction costs, was as follows ($ in thousands):

Property, equipment, land and leasehold improvements	$6,150
Intangible assets:
Customer relationships	53
Trade name	233
Goodwill	4,950
Total assets acquired	$11,386

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

The Company allocated $53,000 of the purchase price to customer relationships in accordance with EITF 02-17. The Company will amortize the amount allocated to customer relationships over a twenty-year period.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

5. Acquisitions  – (continued)

Pro Forma Information

The following unaudited pro forma information summarizes the results of operations for the quarter and nine months ended September 30, 2008 and 2007 as if the acquisition of Seven Bar and SkyPark had been completed at the beginning of the prior comparative period, January 1, 2007. The pro forma data combine the Company’s consolidated results with those of the acquired entities (prior to acquisition) for the periods shown. The results are adjusted for amortization, depreciation, interest expense and income taxes relating to the acquisitions. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been achieved if the acquisitions had occurred as of the beginning of the periods presented or that may be achieved in the future. The pro forma amounts are as follows ($ in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Pro forma consolidated revenue	$277,155	$227,979	$846,576	$582,166
Pro forma consolidated net income (loss)	$458	$(18,183)	$6,563	$(36,378)
Basic and diluted earnings (loss) per share	$0.01	$(0.42)	$0.15	$(0.92)

6. Property, Equipment, Land and Leasehold Improvements

Property, equipment, land and leasehold improvements consist of the following ($ in thousands):

	September 30, 2008	December 31, 2007
Land(1)	$68,071	$63,275
Easements	5,624	5,624
Buildings	36,214	36,202
Leasehold and land improvements	297,666	270,662
Machinery and equipment	314,801	302,408
Furniture and fixtures	10,412	9,006
Construction in progress	69,866	59,292
Property held for future use	1,541	1,503
	804,195	747,972
Less: Accumulated depreciation	(100,353)	(73,020)
Property, equipment, land and leasehold improvements, net(2)	$703,842	$674,952

(1)	In April 2008, the airport parking business acquired land, that was previously leased, for $13.5 million. The business also reversed the $1.5 million accrued rent liability in relation to this land, resulting in a net book value of approximately $12.0 million. The business has taken steps to effect the sale of the land, and the Company has disclosed the land acquired as land-available for sale, in the consolidated condensed balance sheets and not in property, equipment, land and leasehold improvements. The business expects to complete the sale within the next year.
(2)	Includes $1.6 million and $1.5 million of capitalized interest for the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7. Intangible Assets

Intangible assets consist of the following ($ in thousands):

	Weighted Average Life (Years)		September 30, 2008	December 31, 2007
Contractual arrangements	30.5		$829,822	$802,272
Non-compete agreements	2.5		9,515	9,465
Customer relationships	10.1		86,103	85,300
Leasehold rights	14.5		8,359	8,359
Trade names	Indefinite	(1)	17,730	17,497
Domain names	Indefinite	(2)	2,108	2,108
Technology	5.0		460	460
			954,097	925,461
Less: Accumulated amortization			(100,322)	(68,116)
Intangible assets, net			$853,775	$857,345

(1)	Trade names of $2.1 million and $233,000 have a weighted average life of less than 1.5 years and 20.5 years, respectively.
(2)	Domain names of $334,000 and $440,000 have a weighted average life of 4 years and 1.5 years, respectively.

8. Long-Term Debt

Long-term debt consists of the following ($ in thousands):

	September 30, 2008	December 31, 2007
MIC Inc. acquisition facility	$69,000	$—
Airport services	932,950	911,150
Gas production and distribution	169,000	164,000
District energy	150,000	150,000
Airport parking(1)	201,385	201,506
	1,522,335	1,426,656
Less: Current portion(2)	(201,385)	(162)
Long-term portion	$1,320,950	$1,426,494

(1)	Under the terms of its debt arrangement, the airport parking business is required to undertake certain capital improvements and environmental remediation. The due date for completion was June 2008. The airport parking business has made progress on these projects but has not completed them. The airport parking business sought, and obtained, a waiver on this covenant from the lender extending the due date until June 2009, to allow the business additional time to fulfill the requirements.
(2)	The airport parking business' debt facilities are due for repayment within one year. The Company has classified the debt as current, due to uncertainty regarding the business' ability to extend or refinance the facility.

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

In accordance with FASB No. 133, the Company has concluded that all of its interest rate swaps and caps qualify as cash flow hedges, and the Company applies hedge accounting for these instruments. Changes in the fair value of interest rate derivatives designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate debt obligations are reported in other comprehensive income or loss. Any ineffective portion on the change in the valuation of derivatives is taken through earnings, and reported in the gain or loss on derivative instruments line in the consolidated condensed statements of operations.

At September 30, 2008, the Company had $1.5 billion of debt, $1.3 billion of which was hedged with interest rate swaps, $58.7 million of which was hedged with interest rate caps, $111.0 million of which was unhedged and $6.4 million of which incurred interest at fixed rates.

For the nine months ended September 30, 2008, the Company recorded the following movements in the value of its derivative instruments ($ in thousands):

	Assets (Included in Other)	Liabilities
Opening balance, December 31, 2007 (includes current and non-current portions)	$47	$57,056
Unrealized loss on derivative instruments included in other comprehensive loss	(47)	19,882
Ineffective portion of the changes in the valuation of the derivative instruments, representing unrealized gains, included in loss on derivative instruments	—	(51)
Reclassification of realized losses on derivative instruments into interest expense	—	(17,409)
Closing balance, September 30, 2008 (includes current and non-current portions)	$—	$59,478

Also included within loss on derivative instruments for the nine month period is a $1.7 million expense, representing a reclassification of realized losses from other comprehensive loss into earnings.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Derivative Instruments  – (continued)

The Company’s fair value measurements of its derivative instruments at September 30, 2008 were as follows ($ in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total at September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Instruments:
Current liabilities	$24,921	$—	$24,921	$—
Non-current liabilities	34,557	—	34,557	—
Total	$59,478	$—	$59,478	$—

10. Comprehensive Income (Loss)

Total comprehensive loss for the quarter and total comprehensive income for the nine months ended September 30, 2008 was $3.1 million and $6.4 million, respectively. These amounts are included in the accumulated other comprehensive loss on the Company’s consolidated condensed balance sheet. The difference between net income of $498,000 for the quarter and comprehensive loss was attributable to an unrealized loss on derivative instruments of $8.8 million (net of taxes), offset by a $5.2 million (net of taxes) reclassification of realized losses into earnings. The difference between net income of $6.8 million for the nine month period and comprehensive income was attributable to an unrealized loss on derivative instruments of $12.2 million (net of taxes), offset by an $11.8 million (net of taxes) reclassification of realized losses into earnings.

Total comprehensive loss for the quarter and nine months ended September 30, 2007 was $31.2 million and $42.5 million, respectively. The difference between net loss of $18.0 million for the quarter and comprehensive loss was attributable to an unrealized loss on derivative instruments of $13.2 million (net of taxes). The difference between net loss of $35.2 million for the nine month period and comprehensive loss was attributable to an unrealized loss on derivative instruments of $7.3 million (net of taxes).

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Reportable Segments  – (continued)

The Company also has a 50% investment in a bulk liquid storage terminal business, which is accounted for under the equity method. Financial information for this business is presented below ($ in thousands):

	As of, and for the Quarter Ended September 30,		As of, and for the Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$104,494	$66,348	$261,118	$199,955
EBITDA(1)	36,090	11,581	95,937	52,838
Interest expense, net	6,909	3,244	16,801	10,612
Depreciation and amortization expense	11,303	8,912	31,960	26,474
Capital expenditures paid	48,160	50,183	161,340	128,305
Property, plant and equipment balance	869,474	645,553	869,474	645,553
Total assets balance	950,889	790,685	950,889	790,685

(1)	EBITDA refers to earnings before interest, taxes, depreciation and amortization.

The airport services business reportable segment principally derives income from fuel sales and from other airport services. Airport services revenue includes fuel-related services, de-icing, aircraft hangarage, airport management and other aviation services. All of the revenue of the airport services business is generated in the United States. The airport services business operated 72 FBOs and managed six airports under management contracts as of September 30, 2008. In January 2008, the airport services business entered an agreement to sell its airport management business, and expects to complete the sale in the second half of 2008. During the third quarter of 2008, the airport services business completed the sale of its charter management business which it had purchased as part of the San Jose acquisition in 2007 and received net proceeds of $1.9 million. The charter management business’ operations, and the sale of the business, did not have a material impact on the Company’s consolidated results.

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

The revenue from the district energy business reportable segment is included in service revenue and financing and equipment lease income. Included in service revenue is capacity charge revenue, which relates to monthly fixed contract charges, and consumption revenue, which relates to contractual rates applied to actual usage. Financing and equipment lease income relates to direct financing lease transactions and equipment leases to the business’ various customers. The district energy business provides its services to buildings throughout the downtown Chicago area and to a casino and shopping mall located in Las Vegas, Nevada.

The revenue from the airport parking business reportable segment is included in service revenue and primarily consists of fees from off-airport parking and ground transportation to and from the parking facilities and the airport terminals. The airport parking business operates 31 off-airport parking facilities located in 20 major airport markets across the United States.

Selected information by reportable segment is presented in the following tables. The tables do not include financial data for equity and cost investments.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Reportable Segments  – (continued)

Revenue from external customers for the Company's reportable segments was as follows ($ in thousands):

	Quarter Ended September 30, 2008
	Airport Services	Gas Production and Distribution	District Energy	Airport Parking	Total
Revenue from Product Sales
Product sales	$128,565	$23,495	$—	$—	$152,060
Product sales – utility	—	36,060	—	—	36,060
	128,565	59,555	—	—	188,120
Service Revenue
Other services	52,772	—	752	—	53,524
Cooling capacity revenue	—	—	4,850	—	4,850
Cooling consumption revenue	—	—	10,654	—	10,654
Parking services	—	—	—	18,686	18,686
	52,772	—	16,256	18,686	87,714
Financing and Lease Income
Financing and equipment lease	—	—	1,164	—	1,164
	—	—	1,164	—	1,164
Total Revenue	$181,337	$59,555	$17,420	$18,686	$276,998

	Quarter Ended September 30, 2007
	Airport Services	Gas Production and Distribution	District Energy	Airport Parking	Total
Revenue from Product Sales
Product sales	$104,513	$17,221	$—	$—	$121,734
Product sales – utility	—	23,871	—	—	23,871
	104,513	41,092	—	—	145,605
Service Revenue
Other services	39,072	—	671	—	39,743
Cooling capacity revenue	—	—	4,788	—	4,788
Cooling consumption revenue	—	—	10,760	—	10,760
Parking services	—	—	—	19,409	19,409
	39,072	—	16,219	19,409	74,700
Financing and Lease Income
Financing and equipment lease	—	—	1,221	—	1,221
	—	—	1,221	—	1,221
Total Revenue	$143,585	$41,092	$17,440	$19,409	$221,526

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Reportable Segments  – (continued)

	Nine Months Ended September 30, 2008
	Airport Services	Gas Production and Distribution	District Energy	Airport Parking	Total
Revenue from Product Sales
Product sales	$408,042	$70,177	$—	$—	$478,219
Product sales – utility	—	97,317	—	—	97,317
	408,042	167,494	—	—	575,536
Service Revenue
Other services	170,990	—	2,201	—	173,191
Cooling capacity revenue	—	—	14,484	—	14,484
Cooling consumption revenue	—	—	18,495	—	18,495
Parking services	—	—	—	57,001	57,001
	170,990	—	35,180	57,001	263,171
Financing and Lease Income
Financing and equipment lease	—	—	3,537	—	3,537
	—	—	3,537	—	3,537
Total Revenue	$579,032	$167,494	$38,717	$57,001	$842,244

	Nine Months Ended September 30, 2007
	Airport Services	Gas Production and Distribution	District Energy	Airport Parking	Total
Revenue from Product Sales
Product sales	$248,049	$54,031	$—	$—	$302,080
Product sales – utility	—	68,982	—	—	68,982
	248,049	123,013	—	—	371,062
Service Revenue
Other services	99,072	—	2,088	—	101,160
Cooling capacity revenue	—	—	14,077	—	14,077
Cooling consumption revenue	—	—	19,422	—	19,422
Parking services	—	—	—	58,288	58,288
	99,072	—	35,587	58,288	192,947
Financing and Lease Income
Financing and equipment lease	—	—	3,704	—	3,704
	—	—	3,704	—	3,704
Total Revenue	$347,121	$123,013	$39,291	$58,288	$567,713

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Reportable Segments  – (continued)

EBITDA for the Company's reportable segments is shown in the below tables ($ in thousands). Allocation of corporate expenses, and the federal tax effect, have been excluded from the tables as they are eliminated on consolidation:

	Quarter Ended September 30, 2008
	Airport Services	Gas Production and Distribution	District Energy	Airport Parking	Total Reportable Segments
Net income (loss)	$253	$1,813	$1,782	$(1,583)	$2,265
Interest income	(143)	(9)	(9)	(28)	(189)
Interest expense	15,894	2,363	2,618	3,769	24,644
Provision (benefit) for income taxes	170	1,166	623	(1,185)	774
Depreciation	5,638	1,463	1,402	1,307	9,810
Amortization of intangibles	9,604	214	345	400	10,563
EBITDA	$31,416	$7,010	$6,761	$2,680	$47,867

	Quarter Ended September 30, 2007
	Airport Services	Gas Production and Distribution	District Energy	Airport Parking	Total Reportable Segments
Net income (loss)	$4,205	$555	$(15,767)	$(1,045)	$(12,052)
Interest income	(349)	(47)	(107)	(61)	(564)
Interest expense	11,992	2,326	2,350	4,093	20,761
Provision (benefit) for income taxes	2,761	358	1,151	(828)	3,442
Depreciation	3,601	1,434	1,446	1,184	7,665
Amortization of intangibles	7,955	214	345	705	9,219
EBITDA	$30,165	$4,840	$(10,582)	$4,048	$28,471

	Nine Months Ended September 30, 2008
	Airport Services	Gas Production and Distribution	District Energy	Airport Parking	Total Reportable Segments
Net income (loss)	$9,595	$5,395	$1,477	$(5,287)	$11,180
Interest income	(475)	(33)	(34)	(91)	(633)
Interest expense	47,507	7,058	7,795	11,468	73,828
Provision (benefit) for income taxes	6,476	3,471	516	(3,956)	6,507
Depreciation	15,772	4,367	4,354	3,866	28,359
Amortization of intangibles	28,594	642	1,027	1,943	32,206
EBITDA	$107,469	$20,900	$15,135	$7,943	$151,447

	Nine Months Ended September 30, 2007
	Airport Services	Gas Production and Distribution	District Energy	Airport Parking	Total Reportable Segments
Net income (loss)	$16,104	$3,573	$(15,399)	$(2,873)	$1,405
Interest income	(986)	(122)	(280)	(208)	(1,596)
Interest expense	29,158	6,933	6,782	12,227	55,100
Provision (benefit) for income taxes	10,576	2,300	1,369	(2,280)	11,965
Depreciation	8,685	4,403	4,317	3,289	20,694
Amortization of intangibles	19,288	642	1,023	2,198	23,151
EBITDA	$82,825	$17,729	$(2,188)	$12,353	$110,719

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Reportable Segments  – (continued)

Reconciliation of reportable segments EBITDA to consolidated net income (loss) before income taxes and minority interests ($ in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Total reportable segments EBITDA	$47,867	$28,471	$151,447	$110,719
Interest income	268	2,062	1,038	4,986
Interest expense	(26,114)	(21,779)	(77,616)	(57,050)
Depreciation(1)	(9,810)	(7,665)	(28,359)	(20,694)
Amortization of intangibles	(10,563)	(9,219)	(32,206)	(23,151)
Selling, general and administrative – corporate	55	(1,773)	(2,314)	(5,491)
Fees to manager	(2,737)	(5,437)	(11,872)	(59,962)
Equity in earnings (losses) and amortization charges of investee	4,051	(1,659)	10,603	661
Other income (expense), net	(432)	(108)	(1,196)	(270)
Total consolidated net income (loss) before income taxes and minority interests	$2,585	$(17,107)	$9,525	$(50,252)

(1)	Depreciation includes depreciation expense for the Company’s district energy business and airport parking business, which are reported in cost of services in the consolidated condensed statements of operations.

Capital expenditures for the Company's reportable segments were as follows ($ in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Airport services	$7,728	$8,317	$27,310	$13,342
Gas production and distribution	2,753	1,839	7,182	6,061
District energy	1,356	2,890	3,323	9,051
Airport parking(1)	775	1,805	14,772	4,643
Total	$12,612	$14,851	$52,587	$33,097

(1)	Capital expenditures for the airport parking business during the nine months ended September 30, 2008 includes approximately $13.5 million for the acquisition of land that was previously leased. See Note 6, Property, Equipment, Land and Leasehold Improvements for further details.

Property, equipment, land and leasehold improvements and total assets for the Company's reportable segments as of September 30 were as follows ($ in thousands):

	Property, Equipment, Land and Leasehold Improvements		Total Assets
	2008	2007	2008	2007
Airport services	$315,997	$279,685	$1,775,287	$1,757,355
Gas production and distribution	140,408	134,388	327,835	310,106
District energy	145,885	147,988	231,382	237,585
Airport parking	101,552	98,975	299,828	283,565
Total	$703,842	$661,036	$2,634,332	$2,588,611

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Reportable Segments  – (continued)

The following table comprises a reconciliation of reportable segments total assets to consolidated total assets ($ in thousands):

	As of September 30,
	2008	2007
Total assets of reportable segments	$2,634,332	$2,588,611
Investment in IMTT	201,209	219,300
Corporate and other	(7,504)	14,222
Total consolidated assets	$2,828,037	$2,822,133

13. Related Party Transactions

Management Services Agreement with Macquarie Infrastructure Management (USA) Inc. (The Manager)

As of September 30, 2008, the Manager held 3,173,123 LLC interests of the Company, which were acquired concurrently with the closing of the initial public offering in December 2004 and also by reinvesting performance fees in the Company. In addition, the Macquarie Group held LLC interests acquired in open market purchases.

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

In accordance with the Management Agreement, the Manager is entitled to a quarterly base management fee based primarily on the Company’s market capitalization, and a performance fee, based on the performance of the Company’s stock relative to the U.S. utilities index. Base management and performance fees payable to the Manager, and the Manager’s reinvestment of the performance fees in the Company’s LLC interests during the periods presented, were as follows ($ in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Base management fees	$2,737	$5,437	$11,872	$16,000
Performance fees	—	—	—	$43,962
Reinvestment of performance fees in LLC interests:
March 2007 quarter fee (LLC interests issued July 13, 2007)	—	—	—	21,972 shares
June 2007 quarter fee (LLC interests issued October 1, 2007)	—	—	—	1,171,503 shares

The Manager has offered to reinvest its base management fees for the third quarter of 2008 in additional LLC interests of the Company. Consistent with its efforts to maintain a strong cash position, the Company’s independent directors have accepted the Manager's offer. The Company will issue these additional LLC interests to the Manager in the fourth quarter of 2008. The Manager has indicated that it intends to reinvest quarterly base fees in LLC interests potentially through the quarter ending December 31, 2011, although it has no obligation to do so. Any future reinvest will remain subject to the discretion of the Manager based on circumstances existing at the time.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

13. Related Party Transactions  – (continued)

The unpaid portion of the fees at the end of each reporting period is included in due to manager-related party in the consolidated condensed balance sheets. The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries and investments, income taxes, audit and legal fees, and acquisitions and dispositions and its compliance with applicable laws and regulations. During the nine months ended September 30, 2008 and September 30, 2007, the Manager charged the Company $186,000 and $244,000, respectively, for reimbursement of out-of-pocket expenses. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in due to manager-related party in the consolidated condensed balance sheets.

Advisory and Other Services from the Macquarie Group

The Macquarie Group, and wholly-owned subsidiaries within the Macquarie Group, including Macquarie Capital (USA) Inc., or MCUSA (formerly Macquarie Securities (USA) Inc.), provide various advisory and other services and incur expenses in connection with the Company’s equity raising activities, acquisitions and debt structuring for the Company and its businesses. Underwriting fees are recorded in members’ equity as a direct cost of equity offerings. Advisory fees and out-of-pocket expenses relating to acquisitions are capitalized as a cost of the related acquisitions. Debt arranging fees are deferred and amortized over the term of the debt facility. Amounts relating to these transactions for the nine months ended September 30, 2008 comprise the following ($ in thousands):

Nine Months Ended September 30, 2008

Acquisition of Seven Bar FBOs
- advisory services from MCUSA	$819
- reimbursement of out-of-pocket expenses to MCUSA	3

In the third quarter of 2008, the Company received a reimbursement of $1.4 million for due diligence expenses incurred during 2007 and the first half of 2008 from Macquarie Global Opportunities Partners, or MGOP, a private equity fund managed by the Macquarie Group, in relation to an acquisition that the Company did not complete, but which was acquired by the private equity fund.

Long-Term Debt

MIC Inc. has a $300.0 million revolving credit facility with various financial institutions, including Macquarie Group companies such as Macquarie Bank Limited, or MBL, or Macquarie Finance Americas Inc. Amounts paid to or received from the Macquarie Group that relate to this facility comprise the following ($ in thousands):

Nine Months Ended September 30, 2008

Revolving credit facility commitment provided by the Macquarie Group during the period January 1, 2008 through February 11, 2008	$50,000
Revolving credit facility commitment provided by the Macquarie Group during the period February 12, 2008 through September 30, 2008	66,667
Portion of credit facility commitment from Macquarie Group drawn down, as of September 30, 2008	15,333
Interest expense on Macquarie Group portion of the drawn down commitment, nine months ended September 30, 2008	475
Commitment fees to the Macquarie Group, nine months ended September 30, 2008	187
Upfront fee to the Macquarie Group upon renewal of facility in February 2008	333

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

13. Related Party Transactions  – (continued)

Derivative Instruments and Hedging Activities

The Company has derivative instruments in place to fix the interest rate on outstanding term loan facilities. MBL has provided interest rate swaps for the airport services business and the gas production and distribution business. At September 30, 2008, the airport services business had $900.0 million of its term loans hedged, of which MBL was providing the interest rate swaps for a notional amount of $343.3 million. The remainder of the swaps are from an external party. During the nine months ended September 30, 2008, the airport services business made net payments to MBL of $4.6 million in relation to these swaps.

At September 30, 2008, the gas production and distribution business had $160.0 million of its term loans hedged, of which MBL was providing the interest rate swaps for a notional amount of $48.0 million. The remainder of the swaps are from an external party. During the nine months ended September 30, 2008, the gas production and distribution business made net payments to MBL of $446,000 in relation to these swaps.

Other Transactions

On August 29, 2008, MGOP completed the acquisition of the jet membership, retail charter and fuel management business units previously owned by Sentient Jet Holdings, LLC. The new company is called Sentient Flight Group (referred to hereafter as “Sentient”). Sentient is an existing customer of the Company’s airport services business. For the period August 29, 2008 through September 30, 2008, the airport services business recorded $1.1 million in revenue from Sentient. As of September 30, 2008, the airport services business had a $56,000 receivable from Sentient, which is included in accounts receivable in the consolidated condensed balance sheets.

14. Income Taxes

The Company expects to incur a net operating loss for federal consolidated tax return purposes for the year ending December 31, 2008. The Company believes that it will be able to utilize the projected federal and certain state consolidated 2008 and prior year losses. Accordingly, the Company has not provided a valuation allowance against any deferred tax assets generated in 2008, except as noted below.

The Company and its subsidiaries file separate and combined state income tax returns. In calculating its consolidated projected effective state tax rate for 2008, the Company has taken into consideration an expected need to provide a valuation allowance for certain state income tax net operating loss carryforwards, the utilization of which is not assured beyond a reasonable doubt. In addition, the Company and its subsidiaries expect to incur certain expenses that will not be deductible in determining state taxable income. Accordingly, these expenses have also been excluded in projecting the Company’s effective state tax rate.

Uncertain Tax Positions

At December 31, 2007, the Company and its subsidiaries had a reserve of approximately $1.0 million for benefits taken during 2007 and prior tax periods attributable to tax positions for which the probability of recognition is not considered to be more likely than not. There was no material change in that reserve as of September 30, 2008.

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
(Unaudited)

16. Distributions  – (continued)

May 5, 2008, the board of directors declared a distribution of $0.645 per share for the quarter ended March 31, 2008, which was paid on June 10, 2008 to holders of record on June 4, 2008. On August 4, 2008, the board of directors declared a distribution of $0.645 per share for the quarter ended June 30, 2008, which was paid on September 11, 2008 to holders of record on September 4, 2008.

These distributions were recorded as a reduction to LLC interests in the members’ equity section of the consolidated condensed balance sheets.

17. Subsequent Events

Distributions

On November 4, 2008, the board of directors declared a distribution of $0.20 per share for the quarter ended September 30, 2008, payable on December 10, 2008 to holders of record on December 3, 2008.

Base Management Fees

As discussed in Note 13, Related Party Transactions, the Manager has offered to reinvest the base fees for the third quarter of 2008 in additional LLC interests of the Company. The Company will issue these additional LLC interests to the Manager in the fourth quarter of 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We own, operate and invest in a diversified group of infrastructure businesses that provide basic, everyday services, such as utilities, parking and gas, to businesses and individuals primarily in the U.S. The businesses we own and operate are an airport services business, a bulk liquid storage terminal business, a gas production and distribution business, a district energy business and an airport parking business. These infrastructure businesses generally operate in sectors with limited competition and barriers to entry resulting from a variety of factors including high initial development and construction costs, the existence of long-term contracts or the requirement to obtain government approvals and lack of immediate cost-efficient alternatives to the services provided. Overall they tend to generate sustainable and growing long-term cash flows. We operate and finance our businesses in a manner that maximizes these cash flows.

We are dependent upon cash distributions from our businesses to meet our corporate overhead, to pay management fees and to pay distributions to shareholders. Distributions received from our businesses, net of taxes, are available typically to meet management fees and corporate overhead expenses, then to fund distribution payments to our shareholders. Base and performance management fees payable to our Manager are allocated among the Company and its operating company subsidiaries based on the Company’s internal allocation policy.

To date, we have distributed to our shareholders substantially all of the cash from operating activities generated by our consolidated businesses as well as the cash dividend we receive from our investment in an unconsolidated business. Since our initial public offering through the third quarter of 2008, our businesses overall continued to generate a stable level of distributable cash.

The challenges posed by the current economic slowdown in the U.S. have reduced access to capital and there is a significant amount of uncertainty regarding when capital markets conditions may improve. The economic slowdown has also caused some volatility in volume-sensitive businesses, like our airport services and airport parking businesses, making it difficult to forecast their near-term operating results with precision. A further decline in the level of economic activity that results in fewer people traveling via either commercial or general aviation could have an adverse impact on the value of these businesses, the cash they generate or their ability to refinance existing debt facilities.

Management has implemented a number of cost saving initiatives at these volume-sensitive businesses that have resulted in a substantial reduction in selling, general and administrative expenses. For example, as of the month of September, we have reduced run-rate cost and expenses in our airport services business by approximately $1.8 million per month, primarily through synergies realized in the integration of acquired sites and rationalization of staffing levels. As discussed below, we have also implemented a number of cost saving initiatives in our airport parking business. We will continue to evaluate other cost saving measures and opportunities for performance improvement.

While we would generally expect these cost saving measures to be reflected in improved performance in our business, in light of the current level of uncertainty in the financial markets, including the difficulties many borrowers are currently facing when seeking to refinance bank credit lines, our management and board of directors have decided to retain a portion of the cash generated by our businesses to provide additional liquidity. The retained cash provides us with the flexibility to pay down debt or provide a buffer against further economic slowdown.

The Company’s manager, Macquarie Infrastructure Management (USA) Inc., or the Manager, has offered to reinvest its base management fees for the third quarter of 2008 in additional LLC interests to be issued by us in the fourth quarter of 2008. Consistent with its efforts to maintain a strong cash position, our independent directors have accepted the Manager's offer. The Manager has indicated that it intends to reinvest quarterly base fees in our LLC interests potentially through the quarter ending December 31, 2011, although it has no obligation to do so. Any future reinvest will remain subject to the discretion of our Manager based on circumstances existing at the time. The decision by our Manager more closely aligns the interests of the Macquarie Group with our shareholders broadly. The Manager’s decision will result in the retention of an additional $2.7 million in cash for the third quarter of 2008.

On November 4, 2008, the board of directors declared a distribution of $0.20 per share for the quarter ended September 30, 2008, payable on December 10, 2008 to holders of record on December 3, 2008. During 2007, we paid distributions of $0.57 per share in April 2007, $0.59 per share in June 2007, $0.605 per share in September 2007 and $0.62 per share in December 2007. During 2008, we paid a distribution of $0.635 per share in March 2008, $0.645 per share in June 2008 and $0.645 per share in September 2008.

Refer to “Other Matters” at the end of this Item 2 for discussion of forward-looking statements and certain defined terms.

Acquisitions

During 2007, we acquired 29 fixed base operations, or FBOs, and in the first quarter of 2008 we acquired an additional three FBOs. With these acquisitions, our airport services business owns and operates a network of 72 FBOs in the United States, the largest such network in the industry. In the third quarter of 2008, we acquired an off-airport parking facility at Newark Liberty International Airport in New Jersey. Results of operations for acquisitions are included in our consolidated results from the respective dates of each acquisition.

Tax Treatment of Distributions

Shareholders include in taxable income the portion of our distributions that are characterized as a dividend. Based on the tax position of the Company through three quarters of the year, it is likely that substantially all of our 2008 distributions will be characterized as return of capital for tax purposes and result in an adjustment to the shareholder’s basis rather than taxable income.

We currently anticipate that to the extent our regular distributions are treated as dividends for U.S. federal income tax purposes, they will be eligible for treatment as qualified dividend income, subject to the shareholder having met the holding period requirements as defined by the Internal Revenue Service.

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

We measure our derivative instruments at fair value on a recurring (quarterly) basis, utilizing mostly level 2 inputs such as contractual terms, market prices, interest rates (for example, LIBOR) and yield curves observable at commonly quoted intervals. Recent market conditions, including interest rate decreases, have resulted in the fair value of our derivative instruments being liability positions, based on the present value of estimated future cash flows. We do not believe the increase in these liabilities will have an adverse impact on our ability to meet our ongoing cash flow requirements, including the funding of our distributions. We base our assessment on our business’ demonstrated ability overall to generate, and to continue to generate, significant operating cash flow.

Results of Operations

All discussion of our consolidated results and the results for each of our businesses relate to both the quarter and nine month periods presented, unless stated otherwise.

Key Factors Affecting Operating Results

•	positive contributions to our results arising from the acquisitions of 29 FBOs during 2007 and three FBOs in the first quarter of 2008;
•	performance fees to our Manager of $44.0 million for the first half of 2007 due to the out-performance of our stock price versus the benchmark index, that did not recur in 2008;
•	higher equity in earnings from our 50% interest in our bulk liquid storage terminal business (also referred to as IMTT); and
•	increased interest expense due to higher levels of debt from acquisition financing and debt refinancings completed in 2007.

Our consolidated results of operations are summarized below:

	Quarter Ended September 30,		Change Favorable/ (Unfavorable)		Nine Months Ended September 30,		Change Favorable/ (Unfavorable)
	2008	2007	$	%	2008	2007	$	%
	($ in Thousands) (Unaudited)
Revenue
Revenue from product sales	$152,060	$121,734	30,326	24.9	$478,219	$302,080	176,139	58.3
Revenue from product sales – utility	36,060	23,871	12,189	51.1	97,317	68,982	28,335	41.1
Service revenue	87,714	74,700	13,014	17.4	263,171	192,947	70,224	36.4
Financing and equipment lease income	1,164	1,221	(57)	(4.7)	3,537	3,704	(167)	(4.5)
Total revenue	276,998	221,526	55,472	25.0	842,244	567,713	274,531	48.4
Costs and expenses
Cost of product sales	109,801	77,069	(32,732)	(42.5)	337,819	188,467	(149,352)	(79.2)
Cost of product sales – utility	31,161	19,151	(12,010)	(62.7)	82,175	53,358	(28,817)	(54.0)
Cost of services	33,070	31,075	(1,995)	(6.4)	98,615	80,740	(17,875)	(22.1)
Gross profit	102,966	94,231	8,735	9.3	323,635	245,148	78,487	32.0
Selling, general and administrative	57,426	50,632	(6,794)	(13.4)	182,928	128,174	(54,754)	(42.7)
Fees to manager – related party	2,737	5,437	2,700	49.7	11,872	59,962	48,090	80.2
Depreciation	7,101	5,035	(2,066)	(41.0)	20,139	13,088	(7,051)	(53.9)
Amortization of intangibles	10,563	9,219	(1,344)	(14.6)	32,206	23,151	(9,055)	(39.1)
Total operating expenses	77,827	70,323	(7,504)	(10.7)	247,145	224,375	(22,770)	(10.1)
Operating income	25,139	23,908	1,231	5.1	76,490	20,773	55,717	NM
Other income (expense)
Interest income	268	2,062	(1,794)	(87.0)	1,038	4,986	(3,948)	(79.2)
Interest expense	(26,114)	(21,779)	(4,335)	(19.9)	(77,616)	(57,050)	(20,566)	(36.0)
Loss on extinguishment of debt	—	(17,708)	17,708	NM	—	(17,708)	17,708	NM
Equity in earnings (losses) and amortization charges of investee	4,051	(1,659)	5,710	NM	10,603	661	9,942	NM
Loss on derivative instruments	(765)	(2,227)	1,462	65.6	(1,651)	(1,566)	(85)	(5.4)
Other income (expense), net	6	296	(290)	(98.0)	661	(348)	1,009	NM
Net income (loss) before income taxes and minority interests	2,585	(17,107)	19,692	115.1	9,525	(50,252)	59,777	119.0
(Provision) benefit for income taxes	(2,254)	(971)	(1,283)	(132.1)	(3,254)	14,907	(18,161)	(121.8)
Net income (loss) before minority interests	331	(18,078)	18,409	101.8	6,271	(35,345)	41,616	117.7
Minority interests	(167)	(86)	81	94.2	(575)	(183)	392	NM
Net income (loss)	$498	$(17,992)	18,490	102.8	$6,846	$(35,162)	42,008	119.5

NM — Not meaningful

The increase in our consolidated gross profit and operating expenses, including selling, general and administrative expenses, depreciation and amortization and interest expense, was primarily due to acquisitions made by our airport services business in 2007 and the first quarter of 2008. The ratio of selling, general and administrative expenses to gross profit increased due to declining activity levels, primarily in our airport services business, offset by the cost saving initiatives discussed above. Depreciation expense increased due to these acquisitions as well as capital expenditures in existing businesses resulting in higher asset balances. The increase in interest expense was due to a higher average level of debt outstanding, resulting from additional debt drawn to fund acquisitions and refinancings in the second half of 2007.

Fees to Manager

The fees to our Manager for 2008 were lower primarily due to 2007 performance fees of $957,000 in the first quarter and $43.0 million in the second quarter that did not recur in 2008. Our Manager elected to reinvest these performance fees in additional LLC interests. Our Manager has also offered to reinvest the base fees for the third quarter of 2008 in our LLC interests. Base fees to our Manager in 2008 decreased by $2.7 million for the quarter and $4.1 million for the nine month period due to our lower market capitalization.

Equity in Earnings (Losses) and Amortization Charges of Investee

Our equity in the earnings of IMTT increased due to improved operating results from that business, a $12.3 million make-whole payment from a refinancing in 2007 that did not recur in 2008 and non-cash derivative-related losses of $4.5 million for the nine months ended September 30, 2008 compared with $8.0 million for the same period of 2007. For the periods presented, IMTT has elected not to apply hedge accounting; therefore, changes in the fair value of its derivative instruments are recorded in IMTT’s earnings. IMTT will be adopting hedge accounting in the fourth quarter of 2008. From the date of adoption, only the ineffective portion (if any) of the movement in the valuation of IMTT’s derivatives will be recorded in earnings, with the effective portion being reflected in other comprehensive income.

Under our shareholders agreement, cash distributions to us from IMTT after December 31, 2008, will generally be based on IMTT’s cash flow from operating activities less maintenance and environmental capital expenditures, subject to prudent reserves and legal net asset requirements. Changes in the fair value of derivatives are unlikely to have a material impact on net assets and do not impact the distributions under the shareholders agreement as they are non-cash in nature.

We have received $7.0 million in cash distributions from IMTT each quarter since completing our investment in May 2006. These distributions are not recorded in earnings, but are recorded against our investment in the business on our balance sheet and are shown as cash provided by operating activities in our statements of cash flows for the portion up to our 50% share of IMTT’s positive earnings. Distributions when IMTT records a net loss, or the amount of the distribution in excess of our share of its earnings, are reflected in our consolidated cash flow from investing activities. For the first nine months of 2008, $10.6 million of the $21.0 million dividends received was included in cash from operating activities and $10.4 million was included in investing activities. For the first nine months of 2007, $661,000 was included in cash from operating activities and $20.3 million was included in cash from investing activities.

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

In calculating our consolidated projected effective state tax rate for 2008, we have taken into consideration an expected need to provide a valuation allowance for certain state income tax net operating loss carryforwards, the utilization of which is not assured beyond a reasonable doubt. In addition, we expect to incur certain expenses that will not be deductible in determining state taxable income. Accordingly, these expenses have also been excluded in projecting our effective state tax rate.

Earnings Before Interest, Taxes, Depreciation and Amortization, or EBITDA

We have included EBITDA, a non-GAAP financial measure, on a consolidated basis as well as for each of our businesses as we consider it to be an important measure of our overall performance. We believe EBITDA provides additional insight into the performance of our operating companies and our ability to service our obligations and to pay distributions.

A reconciliation of net income (loss) to EBITDA, on a consolidated basis, is provided below ($ in thousands):

	Quarter Ended September 30,		Change Favorable/ (Unfavorable)		Nine Months Ended September 30,		Change Favorable/ (Unfavorable)
	2008	2007	$	%	2008	2007	$	%
Net income (loss)	$498	$(17,992)			$6,846	$(35,162)
Interest expense, net	25,846	19,717			76,578	52,064
Provision (benefit) for income taxes	2,254	971			3,254	(14,907)
Depreciation(1)	7,101	5,035			20,139	13,088
Depreciation – cost of services(1)	2,709	2,630			8,220	7,606
Amortization(2)	10,563	9,219			32,206	23,151
EBITDA	$48,971	$19,580	29,391	150.1	$147,243	$45,840	101,403	NM

NM — Not meaningful

(1)	Depreciation — cost of services includes depreciation expense for our district energy business and airport parking business, which are reported in cost of services in our consolidated condensed statements of operations. Depreciation and Depreciation — cost of services do not include step-up depreciation expense of $1.7 million for each quarter in connection with our investment in IMTT, which is reported in equity in earnings (losses) and amortization charges of investee in our consolidated condensed statements of operations.
(2)	Amortization does not include step-up amortization expense of $283,000 for each quarter related to intangible assets in connection with our investment in IMTT, which is reported in equity in earnings (losses) and amortization charges of investee in our consolidated condensed statements of operations.

Net income (loss) includes various non-cash items which have not been reversed in calculating EBITDA above. These non-cash items, which are described below, totaled ($ in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Non-cash expense items, net	$5,898	$8,413	$6,639	$47,535

Non-cash items include:

•	performance fees to our Manager of $957,000 in the first quarter of 2007 and $43.0 million for the second quarter of 2007, and base fees to our Manager of $2.7 million in the third quarter of 2008, which our Manager has offered to reinvest in LLC interests;
•	non-cash losses on derivative instruments of $765,000 and $1.7 million for the third quarter and first nine months of 2008, respectively, and non-cash derivative losses of $2.2 million and gains of $447,000 for the same periods in 2007, respectively; and
•	higher equity in earnings from our 50% interest in IMTT as a result of $4.8 million and $4.5 million non-cash losses on derivatives recorded by IMTT for the third quarter and first nine months of 2008, respectively, compared with losses of $12.5 million and $8.0 million for the same periods in 2007, respectively. We record 50% of these non-cash losses in our equity in earnings (losses) and amortization charges of investee in our consolidated results.

Excluding the above non-cash items, EBITDA for the quarter and nine month periods would have increased by approximately 96% and 64.8%, respectively.

Business Segment Operations

Airport Services Business

The overall decline in economic activity in the U.S. has resulted in a decrease in the use of general aviation jet aircraft by some corporations and individuals. Activity at airports at which our airport services business operates is down by 5.6% year to date in 2008 compared with 2007, as measured by the number of flight movements. This compares favorably with estimates of an industry-wide decrease in general aviation jet flight operations of 9%. The relatively better performance at the airports in our portfolio reflects the popularity of the destinations at which our business operates.

The degree of correlation between flight movements and the volume of fuel sold is not especially high because flight movement data does not reflect the size of the aircraft in use. For example, in 2008 the reduction in flight movements has been driven by a curtailment of activity by smaller jets that use less fuel and, therefore, the impact on fuel volume consumed has been less than the reduction in total activity.

The 5.6% decline in general aviation jet flight activity at airports in our network has resulted in a 3.8% decline in the volume of general aviation fuel sold year to date in 2008 compared to 2007. In addition to the decline in the volume of fuel sold, the business has also experienced some compression of margins on fuel sales. Margin compression has resulted in part from an increased percentage of purchases by base tenants compared to transient customers, as base tenants tend to pay lower average margins. The increase in purchases made by base tenants relative to transient customers reversed trends we experienced in 2007. Margin compression has also resulted from management decisions to convert some customers from retail sales to into-plane (contract) sales where credit card fees on the retail sale would have reduced profitability by more than the lower average margin on the into-plane sale, particularly in light of the rapid rise in fuel prices experienced at the beginning of the third quarter.

Management of the airport services business has successfully reduced expenses and partially offset the decline in volume and margins on fuel sales. As of September 2008, we have reduced run-rate cost and expenses by approximately $1.8 million per month, primarily through synergies realized in the integration of acquired sites and rationalization of staffing levels. Management will continue to evaluate other cost saving measures and opportunities for performance improvement.

Key Factors Affecting Operating Results

•	positive contribution from acquisitions in 2007 and 2008;
•	lower fuel volumes and lower weighted average fuel margins at existing locations;
•	higher interest expense related to acquisition funding and increased borrowings associated with the refinanced debt facility established in October 2007; and
•	lower compensation expense resulting from cost efficiencies, partially offset by higher credit card expense stemming from continued increases in jet fuel prices.

Quarter Ended September 30, 2008 Compared to Quarter Ended September 30, 2007

	Existing Locations(2)				Acquisitions(3)	Total
	2008	2007	Change Favorable/(Unfavorable)			2008	2007	Change Favorable/ (Unfavorable)
	$	$	$	%	$	$	$	$	%
	($ in Thousands) (Unaudited)
Revenue
Fuel revenue	104,321	104,513	(192)	(0.2)	24,244	128,565	104,513	24,052	23.0
Non-fuel revenue	41,630	39,072	2,558	6.5	11,142	52,772	39,072	13,700	35.1
Total revenue	145,951	143,585	2,366	1.6	35,386	181,337	143,585	37,752	26.3
Cost of revenue
Cost of revenue – fuel	75,052	64,561	(10,491)	(16.2)	17,842	92,894	64,561	(28,333)	(43.9)
Cost of revenue – non-fuel	4,187	5,038	851	16.9	2,246	6,433	5,038	(1,395)	(27.7)
Total cost of revenue	79,239	69,599	(9,640)	(13.9)	20,088	99,327	69,599	(29,728)	(42.7)
Fuel gross profit	29,269	39,952	(10,683)	(26.7)	6,402	35,671	39,952	(4,281)	(10.7)
Non-fuel gross profit	37,443	34,034	3,409	10.0	8,896	46,339	34,034	12,305	36.2
Gross profit	66,712	73,986	(7,274)	(9.8)	15,298	82,010	73,986	8,024	10.8
Selling, general and administrative expenses	40,128	41,840	1,712	4.1	9,861	49,989	41,840	(8,149)	(19.5)
Depreciation and amortization	12,061	11,556	(505)	(4.4)	3,181	15,242	11,556	(3,686)	(31.9)
Operating income	14,523	20,590	(6,067)	(29.5)	2,256	16,779	20,590	(3,811)	(18.5)
Interest expense, net	(12,908)	(11,643)	(1,265)	(10.9)	(2,843)	(15,751)	(11,643)	(4,108)	(35.3)
Other (expense) income	(32)	(27)	(5)	(18.5)	5	(27)	(27)	—	—
Unrealized losses on derivative instruments	(502)	(1,954)	1,452	74.3	(76)	(578)	(1,954)	1,376	70.4
Income tax (provision) benefit	(435)	(2,761)	2,326	84.2	265	(170)	(2,761)	2,591	93.8
Net income (loss)(1)	646	4,205	(3,559)	(84.6)	(393)	253	4,205	(3,952)	(94.0)
Reconciliation of net income (loss) to EBITDA:
Net income (loss)(1)	646	4,205			(393)	253	4,205
Interest expense, net	12,908	11,643			2,843	15,751	11,643
Income tax provision (benefit)	435	2,761			(265)	170	2,761
Depreciation and amortization	12,061	11,556			3,181	15,242	11,556
EBITDA	26,050	30,165	(4,115)	(13.6)	5,366	31,416	30,165	1,251	4.1

(1)	Corporate allocation expense, and the federal tax effect, have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.
(2)	Results for the existing locations columns include Mercury FBOs from August 9, 2007 (following our acquisition) to September 30, 2007 and August 9, 2008 to September 30, 2008 and San Jose FBOs from August 17, 2007 (following our acquisition) to September 30, 2007 and August 17, 2008 to September 30, 2008. Also included are all locations owned since July 1, 2007 for the full quarterly periods.
(3)	Acquisitions include the results of Mercury FBOs (acquired August 9, 2007) for the period July 1, 2008 to August 8, 2008; San Jose FBOs (acquired August 17, 2007) for the period July 1, 2008 to August 16, 2008; Rifle FBOs (acquired November 30, 2007) and Seven Bar FBOs (acquired March 4, 2008).

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

	Existing Locations(2)				Acquisitions(3)	Total
	2008	2007	Change Favorable/ (Unfavorable)			2008	2007	Change Favorable/ (Unfavorable)
	$	$	$	%	$	$	$	$	%
	($ in Thousands) (Unaudited)
Revenue
Fuel revenue	280,621	248,049	32,572	13.1	127,421	408,042	248,049	159,993	64.5
Non-fuel revenue	108,258	99,072	9,186	9.3	62,732	170,990	99,072	71,918	72.6
Total revenue	388,879	347,121	41,758	12.0	190,153	579,032	347,121	231,911	66.8
Cost of revenue
Cost of revenue – fuel	196,937	149,477	(47,460)	(31.8)	89,753	286,690	149,477	(137,213)	(91.8)
Cost of revenue – non-fuel	11,355	11,131	(224)	(2.0)	15,746	27,101	11,131	(15,970)	(143.5)
Total cost of revenue	208,292	160,608	(47,684)	(29.7)	105,499	313,791	160,608	(153,183)	(95.4)
Fuel gross profit	83,684	98,572	(14,888)	(15.1)	37,668	121,352	98,572	22,780	23.1
Non-fuel gross profit	96,903	87,941	8,962	10.2	46,986	143,889	87,941	55,948	63.6
Gross profit	180,587	186,513	(5,926)	(3.2)	84,654	265,241	186,513	78,728	42.2
Selling, general and administrative expenses	101,469	101,570	101	0.1	55,453	156,922	101,570	(55,352)	(54.5)
Depreciation and amortization	28,337	27,973	(364)	(1.3)	16,029	44,366	27,973	(16,393)	(58.6)
Operating income	50,781	56,970	(6,189)	(10.9)	13,172	63,953	56,970	6,983	12.3
Interest expense, net	(29,912)	(28,172)	(1,740)	(6.2)	(17,120)	(47,032)	(28,172)	(18,860)	(66.9)
Other income (expense)	222	(87)	309	NM	61	283	(87)	370	NM
Unrealized losses on derivative instruments	(971)	(2,031)	1,060	52.2	(162)	(1,133)	(2,031)	898	44.2
Income tax (provision) benefit	(8,107)	(10,576)	2,469	23.3	1,631	(6,476)	(10,576)	4,100	38.8
Net income (loss)(1)	12,013	16,104	(4,091)	(25.4)	(2,418)	9,595	16,104	(6,509)	(40.4)
Reconciliation of net income (loss) to EBITDA:
Net income (loss)(1)	12,013	16,104			(2,418)	9,595	16,104
Interest expense, net	29,912	28,172			17,120	47,032	28,172
Income tax provision (benefit)	8,107	10,576			(1,631)	6,476	10,576
Depreciation and amortization	28,337	27,973			16,029	44,366	27,973
EBITDA	78,369	82,825	(4,456)	(5.4)	29,100	107,469	82,825	24,644	29.8

NM — Not meaningful

(1)	Corporate allocation expense, and the federal tax effect, have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.
(2)	Results for the existing locations columns include Supermarine FBOs from May 30, 2007 (following our acquisition) to September 30, 2007 and June 1, 2008 to September 30, 2008; Mercury FBOs from August 9, 2007 (following our acquisition) to September 30, 2007 and August 9, 2008 to September 30, 2008; and San Jose FBOs from August 17, 2007 (following our acquisition) to September 30, 2007 and August 17, 2008 to September 30, 2008. Also included are all locations owned since January 1, 2007 for the full nine month periods.
(3)	Acquisitions include the results of Supermarine FBOs (acquired May 30, 2007) for the period January 1, 2008 to May 31, 2008; Mercury FBOs (acquired August 9, 2007) for the period January 1, 2008 to August 8, 2008; San Jose FBOs (acquired August 17, 2007) for the period January 1, 2008 to August 16, 2008; Rifle FBOs (acquired November 30, 2007) and Seven Bar FBOs (acquired March 4, 2008).

Revenue and Gross Profit

Most of the revenue and gross profit in our airport services business is generated through fueling general aviation aircraft at our 72 fixed base operations around the United States. This revenue is categorized according to who owns the fuel we use to service these aircraft. If we own the fuel, we record our cost to purchase that fuel as cost of revenue-fuel. Our corresponding fuel revenue is our cost to purchase that fuel plus a margin. We generally pursue a strategy of maintaining and, where appropriate, increasing dollar margins, thereby passing any increase in fuel prices to the customer, although in the recent economic environment our ability to fully pass on these increases is limited. We also have into-plane arrangements whereby we fuel aircraft with fuel owned by another party. We collect a dollar-based margin per gallon that is recorded as a fee for this service in non-fuel revenue. Other non-fuel revenue includes various services such as hangar rentals, de-icing and airport services. Cost of revenue–non-fuel includes our cost, if any, to provide these services.

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

Our gross profit growth at all sites was primarily due to the inclusion of the results of the new sites since the date of each acquisition. Gross profit at existing locations decreased mainly due to lower fuel gross profit resulting from lower general aviation volumes (declines of 6.3% and 3.8% for the quarter and nine months, respectively) and lower average general aviation fuel margins. Gross profit from other services at existing locations increased by 2.4% and 7.4% for the quarter and nine month period, respectively, primarily due to increased de-icing activity and higher hangar rent and office rent.

We attribute the volume decline to a decrease in general aviation transient traffic. We believe the decline in transient traffic is due primarily to overall soft economic conditions which have contributed to a general decrease in corporate activity and reduction in business-related general aviation activity. The continuation or worsening of the current economic conditions could exacerbate this effect on our business. In addition, general aviation traffic at some of our locations was impacted by hurricanes Gustav and Ike during the third quarter of 2008.

While we seek to maintain or increase a dollar-based margin per gallon backed by a premium services offering, increased fuel prices that peaked in mid-2008 led to an increased focus on cost by some of our customers. These customers negotiated more aggressively on fuel purchases and contributed to a decrease in our average margins during the quarter. In addition, some of our competitors are pursuing more aggressive pricing strategies that have also contributed to increased margin pressure.

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses for the existing locations is due primarily to cost efficiencies resulting from integration of recently acquired businesses and management’s actions to streamline our cost structure in response to the overall soft economic conditions. A majority of the savings were fully realized by the end of the third quarter and therefore are not completely reflected in the current period results presented. Credit card fees were higher as a result of higher jet fuel prices compared to the prior year, despite offsetting reductions from the shift to into-plane fueling.

Typically, the selling, general and administrative expense-to-gross profit ratio of acquired sites is higher than the ratio at the existing locations immediately following an acquisition while we maintain the pre-acquisition cost structure and incur certain integration expenses. Integration expenses are typically pre-funded at acquisition. As the acquired locations are fully integrated, we expect our ratio of selling, general and administrative expenses-to-gross profit to improve. The selling, general and administrative expense-to-gross profit ratio of our acquisitions improved from 67.1% in the second quarter of 2008 to 64.5% in the third quarter of 2008, despite the decline in gross profit.

Interest Expense, Net

The increase in interest expense is due to the increased debt level on borrowings used to finance a portion of our 2007 acquisitions, as well as a larger debt facility established in October 2007 which refinanced all existing borrowings outstanding at the time.

EBITDA

Excluding the non-cash losses from derivative instruments, EBITDA at existing locations would have decreased by 6.5% for the nine month period and decreased by 17.3% for the third quarter. EBITDA at all locations would have increased by 28% in the first nine months of 2008 and remained relatively flat for the third quarter.

Bulk Liquid Storage Terminal Business

We account for our 50% interest in this business under the equity method. We recognized income of $10.6 million in our consolidated results for the nine months ended September 30, 2008. This included our 50% share of IMTT’s net income for the nine months, which was $14.2 million, offset by $3.6 million of additional depreciation and amortization expense (net of taxes). For the nine months ended September 30, 2007, we recognized income of $661,000 in our consolidated results. This included our 50% share of IMTT’s net income for the nine months, which was $4.3 million, offset by $3.6 million of additional depreciation and amortization expense (net of taxes).

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

Key Factors Affecting Operating Results

•	terminal revenue and terminal gross profit increased principally due to:
•	increases in average tank rental rates;
•	increases in storage capacity rented to customers; and
•	increases in the provision of other services.
•	revenue and gross profit from environmental response services increased principally due to spill response work and other activities related to the July 2008 fuel oil spill on the Mississippi River.

Quarter and Nine Months Ended September 30, 2008 Compared to Quarter and Nine Months Ended September 30, 2007

	Quarter Ended September 30,		Change Favorable/ (Unfavorable)		Nine Months Ended September 30,		Change Favorable/ (Unfavorable)
	2008	2007			2008	2007
	$	$	$	%	$	$	$	%
	($ in Thousands) (Unaudited)
Revenue
Terminal revenue	76,062	60,563	15,499	25.6	223,185	181,465	41,720	23.0
Environmental response revenue	28,432	5,785	22,647	NM	37,933	18,490	19,443	105.2
Total revenue	104,494	66,348	38,146	57.5	261,118	199,955	61,163	30.6
Costs and expenses
Terminal operating costs	36,076	31,802	(4,274)	(13.4)	114,061	98,217	(15,844)	(16.1)
Environmental response operating costs	19,564	4,449	(15,115)	NM	27,459	14,528	(12,931)	(89.0)
Total operating costs	55,640	36,251	(19,389)	(53.5)	141,520	112,745	(28,775)	(25.5)
Terminal gross profit	39,986	28,761	11,225	39.0	109,124	83,248	25,876	31.1
Environmental response gross profit	8,868	1,336	7,532	NM	10,474	3,962	6,512	164.4
Gross profit	48,854	30,097	18,757	62.3	119,598	87,210	32,388	37.1
General and administrative expenses	8,267	6,335	(1,932)	(30.5)	21,462	18,002	(3,460)	(19.2)
Depreciation and amortization	11,303	8,912	(2,391)	(26.8)	31,960	26,474	(5,486)	(20.7)
Operating income	29,284	14,850	14,434	97.2	66,176	42,734	23,442	54.9
Interest expense, net	(6,909)	(3,244)	(3,665)	(113.0)	(16,801)	(10,612)	(6,189)	(58.3)
Loss on extinguishment of debt	—	—	—	—	—	(12,569)	12,569	NM
Other income	110	369	(259)	(70.2)	1,861	4,297	(2,436)	(56.7)
Unrealized losses on derivative instruments	(4,792)	(12,467)	7,675	61.6	(4,502)	(8,040)	3,538	44.0
Provision for income taxes	(7,412)	(377)	(7,035)	NM	(18,874)	(7,105)	(11,769)	(165.6)
Minority interest	185	(83)	268	NM	442	(58)	500	NM
Net income (loss)	10,466	(952)	11,418	NM	28,302	8,647	19,655	NM
Reconciliation of net income (loss) to EBITDA:
Net income (loss)	10,466	(952)			28,302	8,647
Interest expense, net	6,909	3,244			16,801	10,612
Provision for income taxes	7,412	377			18,874	7,105
Depreciation and amortization	11,303	8,912			31,960	26,474
EBITDA	36,090	11,581	24,509	NM	95,937	52,838	43,099	81.6

NM — Not meaningful

The increase in terminal revenue reflects growth in all major service segments. Storage revenue grew as the average rental rates charged to customers increased by 13.7% and 16.3% during the quarter and nine months, respectively. The increase in storage revenue also reflected 8.9% and 5.1% increases in storage capacity rented to customers for the quarter and nine months, respectively, as the business completed certain expansion projects and reported contributions from a facility acquired in November 2007. Increased throughput, driven by increased customer activity primarily during the first half of 2008, also contributed to revenue growth during the nine month period. In addition, the commencement of storage and related logistics services for our principal customer at the Geismar Logistics Center contributed $4.6 million for the quarter and $5.4 million for the nine months in terminal revenue.

Storage capacity utilization, defined as storage capacity rented divided by total capacity available, during the third quarter of 2008 increased to 95% from 94% during the third quarter of 2007 due to a decrease in the volume of tanks temporarily out of service as a result of tank cleaning and inspection activities related to a mandated spill prevention program as well as unanticipated repairs. However, the 94% utilization for the nine month period of this year was lower than the 95% utilization reported for the same period during 2007 due to higher maintenance activities during the first half of 2008.

Gross profit and margin from terminal services for both the quarter and nine months improved due to the relatively fixed nature of the operating cost structure of the business. Margin improvement for the nine month period was reduced by a $2.0 million excise tax settlement related to IMTT’s handling of alcohol during 2005.

Revenue and gross profit from environmental response services increased substantially during the quarter and nine months due to the central role played by Oil Mop in the response activities following the July 23, 2008 fuel oil spill on the Mississippi River near New Orleans. During the third quarter, Oil Mop generated $22.1 million in revenue from spill response work and ancillary services.

Increased general and administrative costs during the quarter and nine months resulted from a bad debt reserve for a customer under bankruptcy protection, costs for consultants and external legal counsel participating in special projects, and increased overhead costs due to the significant increase in environmental response activity.

Interest costs increased during 2008 due to higher borrowings incurred for capital expenditures as well as less capitalized interest due to various expansion projects coming into service. Loss on extinguishment of debt in 2007 primarily comprised a $12.3 million make-whole payment associated with the repayment of the two tranches of senior notes in connection with the establishment of the $625.0 million revolving credit facility.

Other income for the nine months declined primarily due to gains on Hurricane Katrina-related insurance settlements in 2007, as well as a gain on the sale of assets in 2007.

As part of the refinancing in the second quarter of 2007, IMTT entered into additional interest rate swap arrangements to fix the effective interest rate on the new debt facilities. For the periods presented, IMTT elected not to apply hedge accounting to its swaps. As a result, movements in the fair value of IMTT’s interest rate derivatives are taken through earnings and reported in unrealized gains/losses on derivative instruments in IMTT’s financial statements. The unrealized non-cash losses on derivative instruments during the third quarter and nine month period of 2008 are a result of the recent decrease in interest rates. IMTT will be adopting hedge accounting in the fourth quarter of 2008. From the date of adoption, only the ineffective portion (if any) of the mark-to-market valuation of IMTT’s derivatives will be recorded in earnings, with the effective portion being reflected in other comprehensive income.

Excluding unrealized losses on derivative instruments, EBITDA for the quarter and nine months would have increased by 70% and 65%, respectively. EBITDA for the nine month period in 2007 includes the $12.3 million make-whole payment from the refinancing, which did not recur in 2008.

Gas Production and Distribution Business

Key Factors Affecting Operating Results

•	increased non-utility contribution margin primarily due to price increases since September 2007, partially offset by higher cost of fuel and increased costs to deliver liquefied petroleum gas, or LPG, to Oahu’s neighboring islands; and
•	higher selling, general and administrative costs primarily due to higher bad debt expenses, personnel and employee benefit costs.

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

Quarter and Nine Months Ended September 30, 2008 Compared to Quarter and Nine Months Ended September 30, 2007

	Quarter Ended September 30,		Change Favorable/ (Unfavorable)		Nine Months Ended September 30,		Change Favorable/ (Unfavorable)
	2008	2007			2008	2007
	$	$	$	%	$	$	$	%
	($ in Thousands) (Unaudited)
Contribution margin
Revenue – utility	36,060	23,871	12,189	51.1	97,317	68,982	28,335	41.1
Cost of revenue – utility	28,212	16,261	(11,951)	(73.5)	74,014	45,860	(28,154)	(61.4)
Contribution margin – utility	7,848	7,610	238	3.1	23,303	23,122	181	0.8
Revenue – non-utility	23,495	17,221	6,274	36.4	70,177	54,031	16,146	29.9
Cost of revenue – non-utility	14,613	10,273	(4,340)	(42.2)	44,381	32,078	(12,303)	(38.4)
Contribution margin – non-utility	8,882	6,948	1,934	27.8	25,796	21,953	3,843	17.5
Total contribution margin	16,730	14,558	2,172	14.9	49,099	45,075	4,024	8.9
Production	1,539	1,344	(195)	(14.5)	4,051	3,676	(375)	(10.2)
Transmission and distribution	3,705	3,780	75	2.0	10,858	10,733	(125)	(1.2)
Selling, general and administrative expenses	4,444	4,361	(83)	(1.9)	13,280	12,471	(809)	(6.5)
Depreciation and amortization	1,677	1,648	(29)	(1.8)	5,009	5,045	36	0.7
Operating income	5,365	3,425	1,940	56.6	15,901	13,150	2,751	20.9
Interest expense, net	(2,354)	(2,279)	(75)	(3.3)	(7,025)	(6,811)	(214)	(3.1)
Other income (expense)	41	(35)	76	NM	213	(69)	282	NM
Unrealized losses on derivative instruments	(73)	(198)	125	63.1	(223)	(397)	174	43.8
Income tax provision	(1,166)	(358)	(808)	NM	(3,471)	(2,300)	(1,171)	(50.9)
Net income(1)	1,813	555	1,258	NM	5,395	3,573	1,822	51.0
Reconciliation of net income to EBITDA:
Net income(1)	1,813	555			5,395	3,573
Interest expense, net	2,354	2,279			7,025	6,811
Income tax provision	1,166	358			3,471	2,300
Depreciation and amortization	1,677	1,648			5,009	5,045
EBITDA	7,010	4,840	2,170	44.8	20,900	17,729	3,171	17.9

NM — Not meaningful

(1)	Corporate allocation expense, and the federal tax effect, have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Utility contribution margin was slightly higher primarily as a result of a supplier credit received that will be passed through to utility customers in the fourth quarter of 2008. Sales volume in the third quarter and the first nine months of 2008 was approximately 4% and 2% lower than the prior comparable periods, respectively. Excluding the effect of the supplier credit, utility contribution margin was flat. Prior to the third quarter of 2008, a portion of utility customer fuel cost adjustments was offset by withdrawals from an acquisition funded escrow account that was fully exhausted in the second quarter of 2008. For the first nine months of 2008 and 2007, withdrawals of $1.3 million and $1.5 million, respectively, were recorded in cash flows from operating activities.

Non-utility contribution margin increased due to customer price increases, partially offset by higher costs of LPG and increases in the cost to transport LPG between islands. The volume of gas products sold in the third quarter was comparable to the third quarter in 2007 while the first nine months of 2008 was approximately 1% lower than the same period in 2007.

We believe a number of factors such as rising energy prices over the last several years and a decline in tourism have contributed to a softening in the Hawaii economy. While recent energy prices have declined, we have yet to see a return to consumption at previous levels and our volumes could continue to trend downward. This is reflected in lower usage of gas for cooking, laundry services and water heating in tourism-related businesses. Additionally, pricing for synthetic natural gas, or SNG, and LPG is impacted by world oil prices. We pass through these costs in our utility business. For our non-utility business, the pass through of these costs depends on competitive pressures. As our customers seek to lower their energy costs overall, conservation actions may also cause our sales volumes to decline.

Production costs were higher primarily due to increased electricity and personnel costs. Selling, general and administrative costs were higher primarily due to an increase in bad debt expenses and higher personnel and employee benefit costs.

In August 2008, TGC submitted an application to the Hawaii Public Utilities Commission requesting an approximate 8.4% increase in utility gas rates. To the extent that new rates are approved by regulators, we expect that any rate increases would take effect in the third quarter of 2009. Our last utility rate increase occurred in 2001.

District Energy Business

Customers of our district energy business pay two charges to receive chilled water services: a fixed charge, or capacity charge, and a variable charge, or consumption charge.

Cooling capacity revenue is based on the maximum amount of chilled water that we have contracted to make available to a customer at any point in time and is generated irrespective of the volume of chilled water used by a customer. Capacity charges are typically adjusted annually at a fixed rate or are indexed to the Consumer Price Index (CPI).

Cooling consumption revenue is a variable charge based on the volume of chilled water actually used during a billing period. Cooling consumption revenue and the related direct costs are generally within a relatively predictable range. Consumption charges are generally linked to changes in a number of economic factors. The terms of our customer contracts provide for the pass through of increases or decreases in our electricity costs, the largest component of our direct expenses.

We believe that our district energy business will continue to generate stable cash flows and revenue due to both the nature of these two charges and the long-term contractual relationship with our customers.

We are not subject to specific government regulation, but our downtown Chicago operations are operated subject to the terms of a Use Agreement with the City of Chicago. The Use Agreement establishes the rights and obligations of our district energy business and the City of Chicago for the utilization of certain public ways of the City of Chicago for the operation of our district cooling system. Under the Use Agreement, we have a non-exclusive right to construct, install, repair, operate and maintain the plants and facilities essential in providing district cooling chilled water and related air conditioning service to customers. During the third quarter of 2008, the Chicago City Council approved Amendment #25 to our Use Agreement which extends the term of the Agreement for an additional 20 years until December 31, 2040.

Key Factors Affecting Operating Results

•	annual inflation-linked increases in contract capacity rates, resulting in higher capacity revenue;
•	cooler average temperatures resulting in decreased cooling consumption revenue and overall electricity costs due to lower ton-hour sales; and
•	higher borrowings associated with the refinanced debt facility established in September 2007, resulting in increased interest expense.

Quarter and Nine Months Ended September 30, 2008 Compared to Quarter
and Nine Months Ended September 30, 2007

	Quarter Ended September 30,		Change Favorable/ (Unfavorable)		Nine Months Ended September 30,		Change Favorable/ (Unfavorable)
	2008	2007			2008	2007
	$	$	$	%	$	$	$	%
	($ in Thousands) (Unaudited)
Cooling capacity revenue	4,850	4,788	62	1.3	14,484	14,077	407	2.9
Cooling consumption revenue	10,654	10,760	(106)	(1.0)	18,495	19,422	(927)	(4.8)
Other revenue	752	671	81	12.1	2,201	2,088	113	5.4
Finance lease revenue	1,164	1,221	(57)	(4.7)	3,537	3,704	(167)	(4.5)
Total revenue	17,420	17,440	(20)	(0.1)	38,717	39,291	(574)	(1.5)
Direct expenses – electricity	6,982	7,073	91	1.3	11,984	12,857	873	6.8
Direct expenses – other(1)	4,247	4,267	20	0.5	13,200	13,143	(57)	(0.4)
Direct expenses – total	11,229	11,340	111	1.0	25,184	26,000	816	3.1
Gross profit	6,191	6,100	91	1.5	13,533	13,291	242	1.8
Selling, general and administrative expenses	740	633	(107)	(16.9)	2,498	2,223	(275)	(12.4)
Amortization of intangibles	345	345	—	—	1,027	1,023	(4)	(0.4)
Operating income	5,106	5,122	(16)	(0.3)	10,008	10,045	(37)	(0.4)
Interest expense, net	(2,609)	(2,243)	(366)	(16.3)	(7,761)	(6,502)	(1,259)	(19.4)
Loss on extinguishment of debt	—	(17,708)	17,708	NM	—	(17,708)	17,708	NM
Other income	45	354	(309)	(87.3)	155	548	(393)	(71.7)
Unrealized gains on derivative instruments	10	—	10	NM	28	—	28	NM
Income tax provision	(623)	(1,151)	528	45.9	(516)	(1,369)	853	62.3
Minority interest	(147)	(141)	(6)	(4.3)	(437)	(413)	(24)	(5.8)
Net income (loss)(2)	1,782	(15,767)	17,549	111.3	1,477	(15,399)	16,876	109.6
Reconciliation of net income (loss) to EBITDA:
Net income (loss)(2)	1,782	(15,767)			1,477	(15,399)
Interest expense, net	2,609	2,243			7,761	6,502
Income tax provision	623	1,151			516	1,369
Depreciation	1,402	1,446			4,354	4,317
Amortization of intangibles	345	345			1,027	1,023
EBITDA	6,761	(10,582)	17,343	163.9	15,135	(2,188)	17,323	NM

NM — Not meaningful

(1)	Includes depreciation expense of $1.4 million for each of the quarters ended September 30, 2008 and 2007, and $4.4 million and $4.3 million for the nine month periods ended September 30, 2008 and 2007, respectively.
(2)	Corporate allocation expense, and the federal tax effect, have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Gross Profit

Gross profit increased primarily due to annual inflation-related increases of contract capacity rates in accordance with customer contract terms. Cooling consumption revenue and overall electricity costs decreased due to lower ton-hour sales resulting from cooler than average temperatures in 2008 compared with 2007. Other revenue increased due to our pass-through to customers of the higher cost of natural gas consumables, which is offset in other direct expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased primarily due to higher professional fees in 2008 and the collection in 2007 of amounts which were previously written-off in relation to a customer bankruptcy filed in 2004.

Interest Expense, Net

Interest expense increased as a result of higher debt levels associated with the 2007 refinancing and higher non-cash amortization of deferred financing costs.

Loss on Extinguishment of Debt

Loss on extinguishment of debt comprised a $14.7 million make-whole payment and a $3.0 million deferred financing costs write-off associated with the refinance of our senior notes in 2007, which did not recur in 2008.

EBITDA

EBITDA for 2007 includes the $17.7 million loss on extinguishment of debt from the refinancing, which did not recur in 2008.

Airport Parking Business

As discussed in prior filings, in the second quarter of 2008, our airport parking business saw its revenue trends turn negative as the U.S. airline industry experienced a number of bankruptcies and various airlines reduced passenger capacity significantly. These trends have continued during the third quarter and we expect them to continue at least through the remainder of the year.

To counter these trends, we have recently undertaken a number of strategic initiatives to rationalize our cost structure and mitigate declines in revenue. At the end of the third quarter, we put into place a number of outsourcing initiatives, including accounts payable, customer service and information technology, that we expect will lower annual costs by approximately $220,000 in 2009. We also intend to relocate our corporate headquarters from leased offices in California to one of our owned locations in Philadelphia which we believe, being nearer to our high-revenue Northeast locations, will improve operational efficiency.

In the fourth quarter of 2008 we refined our marketing strategy to better target a high value customer base, expand online marketing and build brand recognition.

We believe the airport parking business has a relatively stable fixed cost base. As such, by improving operations and by reducing the run-rate of our costs through the initiatives mentioned above, we believe the business will be well positioned to take advantage of operational leverage when the industry improves. However, we cannot predict when the industry will improve.

Our revised expectations of enplanement growth and the consequential downward revision of our cash flow projections triggered an impairment analysis of our airport parking business. It was determined that no impairment charge to goodwill or other intangible assets was required in the third quarter of 2008. See “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Form 10-Q for a discussion of the impairment analysis. We are unable to predict to what extent these conditions will continue or worsen, potentially resulting in future write-downs of goodwill or other intangible assets in this business.

Key Factors Affecting Operating Results

•	reduced traffic volumes resulting from the continued downturn in U.S. airline enplanements;
•	higher marketing expenses to support a direct marketing program and increased fuel costs; and
•	professional fees and severance costs from headcount reductions due in part to our outsourcing initiatives and in anticipation of our corporate office relocation.

Quarter and Nine Months Ended September 30, 2008 Compared to Quarter
and Nine Months Ended September 30, 2007

	Quarter Ended September 30,		Change Favorable/(Unfavorable)		Nine Months Ended September 30,		Change Favorable/ (Unfavorable)
	2008	2007			2008	2007
	$	$	$	%	$	$	$	%
	($ in Thousands) (Unaudited)
Revenue	18,686	19,409	(723)	(3.7)	57,001	58,288	(1,287)	(2.2)
Direct expenses(1)	15,409	14,696	(713)	(4.9)	46,330	43,608	(2,722)	(6.2)
Gross profit	3,277	4,713	(1,436)	(30.5)	10,671	14,680	(4,009)	(27.3)
Selling, general and administrative expenses	2,308	2,026	(282)	(13.9)	7,914	6,419	(1,495)	(23.3)
Amortization of intangibles	400	705	305	43.3	1,943	2,198	255	11.6
Operating income	569	1,982	(1,413)	(71.3)	814	6,063	(5,249)	(86.6)
Interest expense, net	(3,741)	(4,032)	291	7.2	(11,377)	(12,019)	642	5.3
Other income (expense)	2	(7)	9	128.6	62	141	(79)	(56.0)
Unrealized gains (losses) on derivative instruments	88	(43)	131	NM	246	66	180	NM
Income tax benefit	1,185	828	357	43.1	3,956	2,280	1,676	73.5
Minority interest	314	227	87	38.3	1,012	596	416	69.8
Net loss(2)	(1,583)	(1,045)	(538)	(51.5)	(5,287)	(2,873)	(2,414)	(84.0)
Reconciliation of net loss to EBITDA:
Net loss(2)	(1,583)	(1,045)			(5,287)	(2,873)
Interest expense, net	3,741	4,032			11,377	12,019
Income tax benefit	(1,185)	(828)			(3,956)	(2,280)
Depreciation	1,307	1,184			3,866	3,289
Amortization of intangibles	400	705			1,943	2,198
EBITDA	2,680	4,048	(1,368)	(33.8)	7,943	12,353	(4,410)	(35.7)

NM — Not meaningful

(1)	Includes depreciation expense of $1.3 million and $1.2 million for the quarters ended September 30, 2008 and 2007, respectively, and $3.9 million and $3.3 million for the nine month periods ended September 30, 2008 and 2007, respectively.
(2)	Corporate allocation expense and other intercompany fees, and the federal tax effect, have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2008	2007	%		2008	2007	%
Operating Data:
Cars Out(1)	460,534	496,407	(35,873)	(7.2)	1,470,735	1,522,788	(52,053)	(3.4)
Average Revenue Per Car Out:	$37.59	$37.37	$0.22	0.6	$36.71	$36.95	$(0.24)	(0.6)
Average Overnight Occupancy(2)	19,497	21,831	(2,334)	(10.7)	21,534	21,678	(144)	(0.7)

(1)	Cars Out refers to the total number of customers exiting during the period.
(2)	Average Overnight Occupancy refers to aggregate average daily occupancy measured for all locations at the lowest point of the day and does not reflect turnover and intra-day activity.

Gross profit decreased as a result of declining demand combined with a cost run rate consistent with second quarter of 2008, which reflected investments in improved service in prior periods. Additionally, we continued to see demand shift from valet parking towards our lower priced self-park offering compared to the same period of 2007. In July 2008, we acquired a self-park facility in Newark adjacent to Newark Liberty International Airport to strengthen our position in a historically robust market with additional lower priced self-park capacity.

The headquarters relocation is scheduled to be completed by the second quarter of 2009. The cost of the office transition and the implementation of the outsourcing arrangements is expected to cost between $1.0 and $1.2 million, including all personnel costs. In the third quarter of 2008 we incurred $233,000 of these costs, equal to 10.1% of selling, general and administrative expenses for the quarter, comprising mainly professional fees and severance costs.

Liquidity and Capital Resources

General

Our principal cash requirements include normal operating expenses, debt service, maintenance capital expenditures and quarterly distributions to shareholders. Our primary means of meeting these requirements is from cash generated by operating activities, although we could borrow against existing credit facilities or issue additional LLC interests.

Historically, we have not retained significant cash balances in excess of what are prudent reserves in either our operating companies or our holding company. We continue to believe that we will have sufficient liquidity and capital resources to meet our future liquidity requirements, including our debt obligations.

We base our assessment of the sufficiency of our liquidity and capital resources on the following assumptions:

•	our businesses and investments overall generate, and will continue to generate, significant operating cash flow;
•	the ongoing maintenance capital expenditures associated with our businesses are modest and readily funded from their respective operating cash flow or available financing;
•	all significant short-term growth capital expenditures will be funded with cash on hand or from committed undrawn debt facilities; and
•	we will be able to refinance or extend maturing debt on reasonable terms.

Current turmoil in the broader economy has created a market in which liquidity is at a premium, credit is difficult to obtain and there is significant uncertainty regarding economic recovery. As a result, management believes it prudent to build and preserve cash resources until such time as market conditions improve and it is again possible to operate in a normal manner. The retained cash provides us with the flexibility to pay down debt or provide a buffer against further economic slowdown.

In light of current market conditions and the increasing tightening of the credit markets, assumptions regarding our ability to refinance maturing debt on reasonable terms may be subject to significant risk. See “Risk Factors” herein and in our prior filings.

Specifically, and as discussed elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, economic conditions affecting U.S. commercial air traffic, in particular actual and announced capacity reductions and airline bankruptcies, have led to lower enplanements and resulted in declines in the revenue and consequently the overall performance of our airport parking business. If the performance of our airport parking business does not improve, it will not satisfy the terms of its debt covenants including those required to extend the maturity of its debt for up to an additional two years beyond its scheduled maturity in September 2009.

In order for the airport parking business to be able to extend its debt beyond September 2009 without additional contributions from us, its EBITDA would need to improve significantly or it would have to repay a potentially significant portion of its outstanding debt. We intend to continue to implement operational initiatives that we believe will improve the performance of this business when economic conditions improve. At the same time, we are considering a number of strategies including, but not limited to, making contributions to the collateral pool of other properties in the business not currently in the pool or seeking to restructure or refinance the business’ debt facility. While no specific strategy has been decided upon, to the extent that any strategy requires significant cash contributions to the business by us, it may have an adverse impact on our cash reserves, our ability to repay other debt or our ability to support distributions to shareholders. If we do not make these contributions, which we are not obliged to make, the business would not be able to repay this debt upon maturity in 2009. This debt facility is non-recourse to Company assets outside the airport parking business and none of the Company’s other debt facilities include cross-defaults to this debt facility. The Company has guaranteed certain obligations of the airport parking business, but these are not material. Please see “ — Airport Parking Business” below for a further discussion of this debt facility and, more generally, the liquidity and capital resources of our airport parking business.

In addition, during the second and third quarters of 2008, we contributed a total of $2.1 million in cash to support the business’ ongoing operations and other cash needs, including to pay its $1.1 million state sales tax assessment and to maintain its minimum liquidity requirements under its debt facility. The business may require additional funding from us in future periods to maintain its liquidity covenant and support its operations, although it is unlikely that such funding for these purposes would have a material impact on the Company’s financial position or its ability to meet our obligations.

The section below discusses the sources and uses of cash on a consolidated basis, and for each of our businesses and investments. All inter-company activities such as corporate allocation, capital contributions to our businesses and distributions from our consolidated businesses have been excluded from the below tables as these transactions are eliminated on consolidation.

Consolidated Analysis of Historical Cash Flows

	Nine Months Ended September 30,		Change
	2008	2007
($ in Thousands)	$	$	$	%
Cash provided by operating activities	75,127	79,643	(4,516)	(5.7)
Cash used in investing activities	(93,444)	(589,055)	495,611	84.1
Cash provided by financing activities	1,728	544,780	(543,052)	(99.7)

Operating Activities

Consolidated cash provided by operating activities mainly comprises the cash from operations of the businesses we own, as described in each respective business discussion below. The cash flow from our consolidated business’ operations is partially offset by expenses paid at the corporate level, such as base management fees paid in cash, professional fees and interest on any amounts drawn on our revolving credit facility.

The decrease in consolidated cash provided by operating activities was due primarily to:

•	a $7.0 million increase in working capital balances in 2008, compared to a $17.1 million decrease in 2007; and
•	increased interest expense due to higher levels of debt; partially offset by
•	the inclusion of $10.6 million in equity distributions from IMTT in cash provided by operating activities in 2008, with the remaining $10.4 million in cash from investing activities. This compares to the inclusion of $661,000 in cash provided by operating activities in 2007 with the remaining $20.3 million in cash from investing activities.

We believe our operating activities overall provide a source of sustainable and growing cash flows over the long-term due to:

•	consistent customer demand driven by the basic everyday nature of the services provided;
•	our strong competitive position due to factors including:
•	high initial development and construction costs;

•	difficulty in obtaining suitable land near many of our operations (for example, airports, waterfront near ports);
•	long-term concessions/contracts;
•	required government approvals, which may be difficult or time-consuming to obtain;
•	lack of cost-efficient alternatives to the services we provide in the foreseeable future; and
•	product/service pricing that we expect to generally keep pace with inflation due to factors including:
•	consistent demand;
•	limited alternatives;
•	contractual terms; and
•	regulatory rate setting.

Investing Activities

The decrease in the cash used in investing activities was primarily due to:

•	lower cost of acquisitions completed in 2008 (Seven Bar and various airport parking facilities) compared with 2007 (Supermarine, Mercury and San Jose); partially offset by
•	inclusion of $20.3 million in equity distributions from IMTT in cash from investing activities in 2007 (with the remaining $661,000 in cash provided by operating activities), compared to $10.4 million in 2008 (with the remaining $10.6 million being reported in cash provided by operating activities); and
•	receipt of approximately $85.0 million as sale proceeds in January 2007 from the disposition of our interest in Macquarie Yorkshire Limited in December 2006.

Distributions from IMTT are reflected in our consolidated cash provided by operating activities only up to our 50% share of IMTT’s positive earnings. Amounts in excess of this, and also distributions when IMTT records a net loss, are reflected in our consolidated cash from investing activities.

Financing Activities

The decrease in cash provided by financing activities was primarily due to:

•	proceeds from our equity raise in 2007 of $241.6 million, net of offering costs; and
•	higher debt drawdowns in 2007, primarily by our airport services business to partially finance the 2007 FBO acquisitions and by our district energy business, from the refinancing; partially offset by
•	higher distributions paid to our shareholders in 2008.

The financial covenant requirements under our MIC Inc. revolving acquisition facility, and the calculation of these measures at quarter end, were as follows:

•	Ratio of Debt to Consolidated Adjusted Cash from Operations < 5.6x (at September 30, 2008: 0.73x)
•	Ratio of Consolidated Adjusted Cash from Operations to Interest Expense > 2.0x (at September 30, 2008: 38.16x)
•	Minimum EBITDA (as defined in the facility) of $100.0 million (at September 30, 2008: $196.7 million)

For a description of the material terms of the MIC Inc. revolving acquisition facility, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2007. We have not had any material changes to our revolving acquisition facility since February 28, 2008, our 10-K filing date.

Airport Services Business

	Nine Months Ended September 30,		Change
	2008	2007
($ in Thousands)	$	$	$	%
Cash provided by operating activities	59,114	66,921	(7,807)	(11.7)
Cash used in investing activities(1)	(66,666)	(673,886)	607,220	90.1
Cash provided by financing activities(1)	20,368	300,475	(280,107)	(93.2)

(1)	We provided our airport services business with $41.9 million of funding in 2008 which was used to pay for the acquisition of Seven Bar FBOs (reflected above in cash used in investing activities) and to pre-fund integration costs. We also provided $377.6 million in 2007 which was used to pay for the acquisitions of Supermarine, Mercury and San Jose FBOs and to pre-fund integration costs, and $3.6 million to fund growth capital expenditures (both of which are also reflected above in cash used in investing activities). These contributions from us are not reflected in cash provided by financing activities above, as they are eliminated on consolidation.

Operating Activities

Operating cash at our airport services business is generated from sales transactions primarily paid by credit cards. Some customers are extended payment terms and billed accordingly. Cash is used in operating activities mainly for payments to vendors of fuel, aircraft services and professional services, as well as payroll costs and payments to tax jurisdictions. Despite the contribution to our operating results from sites acquired, cash provided by operating activities decreased mainly due to higher interest expense related to acquisition funding and the timing of fuel payments, including a one-off change to payment terms from suppliers in 2007.

Investing Activities

Cash used in investing activities relates primarily to our acquisitions and capital expenditures. Cash paid for our acquisition of Seven Bar FBOs in the first quarter of 2008, net of cash acquired, was $41.5 million. We funded the acquisition with borrowings under our MIC Inc. revolving acquisition facility that we contributed to the business. This compares to a purchase price of $660.6 million, net of cash acquired, for the acquisitions of Supermarine, Mercury and San Jose in the first nine months of 2007, of which we funded $304.5 million in new debt at the business level and the remainder through contributions by us to the business.

Maintenance expenditures are generally funded by cash from operating activities and growth capital expenditures are generally funded with drawdowns on capital expenditure facilities or equity contributions from us.

Maintenance Capital Expenditure

Maintenance capital expenditures encompass repainting, replacing equipment as necessary and any ongoing environmental or required regulatory expenditure, such as installing safety equipment. These expenditures are funded from cash flow from operating activities.

Growth Capital Expenditure

Growth capital expenditures are incurred primarily in connection with lease extensions and only where we expect to receive an appropriate return relative to our cost of capital. Historically these expenditures have included development of hangars, terminal buildings and ramp upgrades. We have funded these projects through our growth capital expenditure facilities.

The following table sets forth information about capital expenditures in our airport services business:

	Maintenance	Growth
Nine months ended September 30, 2007	$5.2 million	$8.1 million
Nine months ended September 30, 2008	$6.7 million	$20.1 million
2008 full year estimated	$8.1 million	$28.8 million
Commitments at September 30, 2008	$132,000	$72,000

The increased growth capital expenditures in 2008 primarily relates to the construction of a new hangar at the San Jose FBO and a ramp repair and extension at our Teterboro location. We expect growth capital expenditures to be $7.0 million in 2009 and $2.4 million in 2010.

The increases in maintenance capital expenditures are primarily due to an increased number of locations arising from our acquisitions. We generally expect annual maintenance capital expenditures to average between $150,000 and $200,000 per location to provide necessary upgrades and refurbishment of our facilities as well as additions to and replacement of our ground support equipment fleet. We expect to spend less than the average in 2008 due to the good condition of acquired facilities.

Financing Activities

The decrease in cash provided by financing activities is primarily due to the additional debt associated with the purchase of Supermarine, Mercury and San Jose in 2007.

The financial covenant requirements under the airport services business’ debt and credit facilities, and the calculation of these measures at quarter end, were as follows:

•	Debt Service Coverage Ratio > 1.2x or 1.6x for cash lock-up (at September 30, 2008: 2.3x)
•	Leverage Ratio < 7.75x (at September 30, 2008: 6.23x)
•	Minimum EBITDA (as defined in the debt facility) > $125.6 million (at September 30, 2008: $149.7 million)

The primary debt facility supporting the airport services business includes a covenant that compares the EBITDA (adjusted to remove the impact of certain non-cash items such as derivative gains/losses and equity-funded integration expenses) generated by the business over the trailing twelve months to an EBITDA benchmark that escalates at approximately 6.6% per year through to the maturity of the facility in 2014. In September 2007 when the debt facility was put in place the EBITDA benchmark was set at a 20% discount to the base case EBITDA at that time. As of the end of the third quarter of 2008, reported EBITDA for the trailing twelve months exceeded the benchmark by 19.2%, supported by stronger results in the first half of the trailing twelve month period. We are monitoring the performance of the airport services business closely and have implemented a number of cost saving initiatives discussed above.

For a description of the material terms of the airport services business’ debt and credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report Form 10-K for the fiscal year ended December 31, 2007. We have not had any material changes to these debt and credit facilities since February 28, 2008, our 10-K filing date.

Bulk Liquid Storage Terminal Business

The following analysis represents 100% of the cash flows of IMTT, which we believe is the most appropriate and meaningful approach to discussing the historical cash flow trends of IMTT, rather than just the composition of cash flows that are included in our consolidated cash flows. We account for our 50% ownership of this business using the equity method, so distributions are reflected in our consolidated cash flow from operating activities only up to our 50% share of IMTT’s positive earnings. When IMTT records a net loss, or pays distributions in excess of our share of its earnings, distributions we receive in excess of IMTT’s earnings are reflected in the consolidated cash flow from investing activities. We have received a quarterly dividend of $7.0 million since completing our investment in May 2006. For the nine months ended September 30, 2008, $10.6 million was included in our consolidated cash from operating activities and $10.4 million was included in our consolidated cash from investing activities. For the nine months ended

September 30, 2007, $661,000 was included in our consolidated cash from operating activities and $20.3 million was included in consolidated cash from investing activities.

	Nine Months Ended September 30,		Change
	2008	2007
($ in Thousands)	$	$	$	%
Cash provided by operating activities	76,477	68,974	7,503	10.9
Cash used in investing activities	(106,298)	(207,746)	101,448	48.8
Cash provided by financing activities	28,528	107,806	(79,278)	(73.5)

Operating Activities

Cash provided by operating activities at IMTT is generated primarily from storage rentals and ancillary services that are billed monthly and paid on various terms. Cash is used in operating activities mainly for payroll costs, maintenance and repair of fixed assets, utilities and professional services and payments to tax jurisdictions. The increase in cash provided by operating activities reflects the increase in operating income partially offset by an increase in working capital due to significantly increased activity in environmental response services.

Investing Activities

Cash used in investing activities relates primarily to capital expenditures on an ongoing basis, as discussed below. The decrease in cash used in investing activities reflects the investment of GO Zone bond proceeds in escrow during the third quarter 2007 and the sale of these investments during 2008.

Maintenance Capital Expenditure

During the nine months ended September 30, 2008, IMTT spent $34.0 million on maintenance capital expenditures, including $28.1 million principally in relation to tank refurbishments and dock repairs and $5.9 million on environmental capital expenditures, principally in relation to improvements in containment measures and remediation.

After December 31, 2008, our distributions from IMTT will convert from a fixed amount to a variable amount generally based on IMTT’s cash flow from operating activities less maintenance and environmental capital expenditures. Capital expenditures related to the mandated tank cleaning and inspection program will reduce amounts that would otherwise be distributed to us from IMTT. Based on the progress to date, we now expect that maintenance and environmental capital expenditures, including those related to the mandated tank cleaning and inspection program, will be in the range of between $52.0 million and $60.0 million for the full year 2009.

Growth Capital Expenditure

Since completing our May 2006 investment in IMTT, the business has undertaken a total of $472.0 million in expansion projects and acquired the Joliet facility for $18.5 million. As shown in the following table, these growth initiatives are expected to add or refurbish approximately eight million barrels of capacity, which will contribute $64.2 million to gross profit and EBITDA on an annualized basis. It is anticipated that the capital expenditures will be funded using a combination of IMTT’s cash flow from operations and its debt facilities.

The largest expansion project is the construction of a bulk liquid chemical storage and logistics facility on the Mississippi River at Geismar, LA. IMTT expects to spend approximately $207.7 million on this project. Based on the current project scope and subject to certain minimum volumes of chemical products being handled by the facility, existing customer contracts are anticipated to generate minimum terminal gross profit and EBITDA of approximately $18.8 million per year. The logistics facility began limited storage and terminalling operations in April 2008 and was substantially complete in September 2008. Along with the construction of this phase of the storage and logistics operations, IMTT spent an incremental $16.0 million to install an additional 432,000 barrels of storage capacity, which began operation during February 2008 and is expected to generate incremental annual gross profit and EBITDA of $2.8 million.

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

	Incremental Capacity (Barrels Thousands)	Refurbished Capacity (Barrels Thousands)	Capital Expenditure Cost ($ Millions)	EBITDA ($ Millions)
Geismar	860	—	223.7	21.6
St. Rose/Gretna/Avondale	3,859	288	168.3	26.6
Bayonne	242	1,309	56.4	8.4
Quebec	704	—	30.0	5.1
All Other Projects	—	—	1.6	0.6
Adjustment for Capital Expenditure Prior to MIC Investment	—	—	(8.0)	—
Joliet Acquisition	752	—	18.5	2.0
Total	6,417	1,597	490.5	64.3

During the nine months ended September 30, 2008, IMTT spent $135.1 million on specific growth projects, including $77.2 million in relation to the construction of the new bulk liquid chemical storage facility at Geismar, LA, $20.7 million principally for the construction of new storage tanks at its other three sites in Louisiana, and $21.9 million for tank construction and refurbishment as well as improved infrastructure at its Bayonne, NJ facility. The balance of the expenditure on specific expansion projects related to a number of smaller projects to improve the capabilities of IMTT’s facilities.

The following table sets forth information about IMTT’s capital expenditures:

	Maintenance	Growth
Nine months ended September 30, 2007	$20.8 million	$109.7 million
Nine months ended September 30, 2008	$34.0 million	$135.1 million
2008 full year estimated	$50.8 million	$174.2 million
Commitments at September 30, 2008	$19.1 million	$143.0 million

We have increased our aggregate estimated capital expenditures primarily due to higher than anticipated growth capital expenditures for the completion of the new facility at Geismar, LA. Our estimated full year 2008 growth capital expenditures has decreased relative to the prior period due to the expected timing of payments.

Financing Activities

The decrease in cash provided by financing activities was primarily due to the issuance of GO Zone bonds during July 2007.

Pursuant to the terms of the shareholders’ agreement between ourselves and the other shareholders in IMTT, all shareholders in IMTT other than us were required to lend all dividends received by them (excluding the $100.0 million dividend paid to prior existing shareholders at the closing of our investment in IMTT), net of taxes payable in relation to such dividends, through the quarter ended December 31, 2007 back to IMTT Holdings Inc. The shareholder loan has a fixed interest rate of 5.5% and will be repaid over 15 years by IMTT Holdings Inc. with equal quarterly amortization that commenced March 31, 2008. Shareholder loans of $37.1 million were outstanding as at September 30, 2008.

The financial covenant requirements under IMTT’s debt and credit facilities, and the calculation of these measures at quarter end, were as follows:

USD Revolving Credit Facility	CAD Revolving Credit Facility
Debt to EBITDA Ratio: Max 4.75x	Debt to EBITDA Ratio: Max 4.75x
(at September 30, 2008: 3.18x)	(at September 30, 2008: 3.18x)
EBITDA to Interest Ratio: Min 3.00x	EBITDA to Interest Ratio: Min 3.00x
(at September 30, 2008: 11.32x)	(at September 30, 2008: 11.32x)

For a description of the material terms of IMTT’s debt and credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2007. We have not had any material changes to these debt and credit facilities since February 28, 2008, our 10-K filing date.

Gas Production and Distribution Business

	Nine Months Ended September 30,		Change
	2008	2007
($ in Thousands)	$	$	$	%
Cash provided by operating activities	15,262	12,624	2,638	20.9
Cash used in investing activities	(6,959)	(6,062)	(897)	(14.8)
Cash provided by financing activities	2,000	4,000	(2,000)	(50.0)

Operating Activities

The main drivers for cash provided by operating activities are customer receipts and amounts withdrawn from a restricted cash escrow account, offset by timing of payments for fuel, materials, pipeline repairs, vendor services and supplies. The increase from 2007 to 2008 was primarily due to higher operating income driven by higher margins.

Investing Activities

Cash used in investing activities primarily comprises capital expenditures. Capital expenditures for the non-utility business are funded by cash from operating activities and capital expenditures for the utility business are funded both by drawing on credit facilities as well as cash from operating activities.

Maintenance Capital Expenditures

Maintenance capital expenditures include costs associated with ongoing operations. This includes replacement of pipeline sections, improvements to our transmission system and SNG plant, improvements to buildings and other property and the purchases of vehicles and equipment.

Growth Capital Expenditures

Growth capital expenditures include the purchases of meters, regulators and propane tanks for new customers, the cost of installing pipelines for new residential and commercial construction and the costs of new commercial energy projects. Growth capital expenditure for 2008 is expected to be $500,000 higher than previously reported primarily due to extension of mains and services for new business and an increase in materials costs.

We expect to fund approximately half of our total 2008 growth capital expenditures with debt facilities that are maintained principally for the benefit of our utility operations.

The following table sets forth information about TGC’s capital expenditures:

	Maintenance	Growth
Nine months ended September 30, 2007	$3.4 million	$3.0 million
Nine months ended September 30, 2008	$4.6 million	$3.2 million
2008 full year estimated	$6.6 million	$4.3 million
Commitments at September 30, 2008	$695,000	$539,000

Financing Activities

The amounts borrowed were used to fund utility capital expenditures and for inventory acquisitions.

As a condition of our purchase of TGC in June 2006, Hawaii regulators required that TGC maintain a debt to total capital ratio of no more than 65% as calculated at the end of each quarter. At September 30, 2008 this ratio was 62%. The financial covenants triggering distribution lock-up under the gas production and distribution business’ debt and credit facilities, and the calculation of these measures at quarter end, were as follows:

•	12 mo. Look-Backward Adjusted EBITDA/Interest > 3.5x (at September 30, 2008: 5.95x)

For a description of the material terms of the gas production and distribution business’ debt and credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2007. We have not had any material changes to these debt and credit facilities since February 28, 2008, our 10-K filing date.

District Energy Business

	Nine Months Ended September 30,		Change
	2008	2007
($ in Thousands)	$	$	$	%
Cash provided by operating activities	11,773	10,566	1,207	11.4
Cash used in investing activities	(3,323)	(9,051)	5,728	63.3
Cash (used in) provided by financing activities	(396)	11,803	(12,199)	(103.4)

Operating Activities

Cash provided by operating activities is primarily driven by customer receipts for services provided and for leased equipment, the timing of payments for electricity and vendor services or supplies and the payment of payroll and benefit costs. The increase in cash provided by operating activities was primarily due to working capital improvements related to higher collection of customer reimbursements of connection costs and the timing of vendor payments for services or supplies.

Investing Activities

Cash used in investing activities mainly comprises capital expenditures, which are generally funded by drawing on available credit facilities. The decrease was primarily due to a higher level of growth capital expenditures for plant expansion in 2007.

Maintenance Capital Expenditure

We expect to spend up to $1.0 million per year on capital expenditures relating to the replacement of parts, system reliability, customer service improvements and minor system modifications. Maintenance capital expenditures through 2012 will be funded from available debt facilities.

Growth Capital Expenditure

The following table summarizes growth capital expenditures committed by our district energy business as well as the gross profit and EBITDA expected to be generated by those expenditures. Of the $28.8 million total, approximately $12.5 million, or 40%, has been spent as of September 30, 2008.

	Capital Expenditure Cost ($ Millions)	Gross Profit/ EBITDA ($ Millions)	Expected Date
Chicago Plant and Distribution System Expansion	7.7
New Chicago Customer Connections and Minor System Modifications	7.4
	15.1	5.3	2007 – 2011
Chicago Plant Renovation and Expansion	11.0	1.3	2010 – 2011
Las Vegas System Expansion	2.7	0.3	2010
Total	28.8	6.9

New customers will typically reimburse us for a substantial portion of expenditures related to connecting them to our system, thereby reducing the impact of this element of capital expenditure. In addition, new customers generally have up to two years after their initial service date to increase capacity up to their final contracted tons which may defer a small portion of the expected gross profit and EBITDA. We anticipate that the expanded capacity sold to new or existing customers will be under contract or subject to letters of intent prior to us committing to the capital expenditure. As of October 31, 2008, we have signed contracts with eleven new customers representing approximately 83% of expected additional gross profit and EBITDA relating to the Chicago projects in the table above.

Our agreement with customers of our Las Vegas operations requires us to provide services to additional buildings being constructed on the property as long as the service requirements do not cause the plant to exceed its capabilities.

We expect to fund the capital expenditures for system expansion and interconnection by drawing on available debt facilities.

The following table sets forth information about capital expenditures in our district energy business:

	Maintenance	Growth
Nine months ended September 30, 2007	$809,000	$8.8 million
Nine months ended September 30, 2008	$615,000	$3.1 million
2008 full year estimated	$1.0 million	$6.1 million
Commitments at September 30, 2008	$167,000	$1.8 million

Financing Activities

Cash (used in) provided by financing activities is primarily driven by draws on revolving credit facilities and refinancings.

The change from 2007 to 2008 was primarily due to the 2007 refinancing in which $150.0 million of new long-term borrowing was used to repay outstanding senior notes of $120.0 million and an $11.6 million revolver facility ($9.0 million of which was drawn in 2007), partially offset by a make-whole payment of $14.7 million.

The financial covenant requirements under the district energy business’ debt and credit facilities, and the calculation of these measures at quarter end, were as follows:

Distributions are permitted if the following conditions are met:

•	Backward Interest Coverage Ratio > 1.5x (at September 30, 2008: 2.6x)
•	Leverage Ratio (funds from operations less interest expense to net debt) for the previous 12 months equal to or greater than 5.5% in years 1 and 2 and thereafter equal to or greater than 6.0% (at September 30, 2008: 11.2%)

For a description of the material terms of the district energy business’ debt and credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2007. We have not had any material changes to these debt and credit facilities since February 28, 2008, our 10-K filing date.

Airport Parking Business

	Nine Months Ended September 30,		Change
	2008	2007
($ in Thousands)	$	$	$	%
Cash (used in) provided by operating activities	(1,097)	2,299	(3,396)	(147.7)
Cash used in investing activities(1)	(26,139)	(4,643)	(21,496)	NM
Cash used in financing activities(1)	(875)	(2,703)	1,828	(67.6)

NM — Not meaningful

(1)	We provided our airport parking business with $26.8 million of funding in 2008 of which $13.3 million was used to pay for the acquisition of property previously leased by the business (with the total cost of $13.5 million being reflected above in cash used in investing activities), $11.4 million of which was used to pay for the SkyPark facility and to pre-fund capital expenditures and $2.1 million of which was used for ongoing operational purposes. These contributions from us are not reflected in cash used in financing activities above, as they are eliminated on consolidation.

Operating Activities

Cash used in operating activities is primarily driven by customer receipts, timing of payments for rent, repairs and maintenance, fuel for shuttle buses, and payroll and benefits. As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above, our airport parking business has experienced declining operating performance in the second and third quarters of 2008. We have previously financed the liquidity needs of our airport parking business with its cash from operating activities as well as existing cash balances. However, in the second and third quarters of 2008, we contributed a total of $2.1 million in cash to support the business’ ongoing operations and other cash needs, including to pay its $1.1 million state sales tax assessment and to maintain its minimum liquidity requirements under its debt facility. If the financial performance of our airport parking business does not improve, the business would require additional capital to continue to fund its operations.

Investing Activities

Cash used in investing activities is primarily driven by capital expenditures and payments for acquisitions. In the first quarter of 2008, we contributed $13.3 million cash to the business to facilitate the acquisition of property in Oakland. The property was previously leased by us and the purchase will eliminate approximately $1.2 million of annual cash rent expense. Additionally, in the third quarter of 2008, we contributed $11.4 million of cash to facilitate the acquisition of the self-park facility in Newark, NJ to strengthen our position in a historically robust market with additional lower priced self-park capacity. We expect the Newark facility to have a positive contribution to operations going forward.

Both purchases were funded through borrowings under the MIC Inc. acquisition credit facility.

Maintenance Capital Expenditure

Maintenance capital projects include site improvements and IT equipment. Management has focused on improving the customer experience with upgrades to shuttle services, facilities and technology. We have reduced our 2008 full year capital expenditure budget by deferring capital expenditure items that are not essential at this time. However, the expenditure may increase in the future to maintain service levels.

	Maintenance	Growth
Nine months ended September 30, 2007	$3.6 million	$1.0 million
Nine months ended September 30, 2008	$1.8 million	—
2008 full year estimated	$2.6 million	—
Commitments at September 30, 2008	$652,000	—

Financing Activities

Cash used in financing activities primarily comprised capital lease and debt payments.

The financial covenants requirements under the airport parking business’ debt and credit facilities, and the calculation of these measures at quarter end are as follows:

•	Debt Service Coverage Constant Ratio of 1.00x with respect to the immediately preceding 12 month period (at September 30, 2008: 1.05x)
•	Minimum Liquidity of $3.0 million (at September 30, 2008: $6.8 million)
•	Minimum Net Worth (as calculated in the loan agreement) of $40.0 million (at September 30, 2008, our recent internal valuations indicate that we meet this covenant)

Regarding our debt maturity, $4.3 million of outstanding debt matures on January 1, 2009 and $2.1 million matures on May 1, 2009. The $195.0 million credit facility matures on September 1, 2009; however, the loan provides two one-year optional extensions; subject to meeting certain covenants including maintaining the debt service coverage constant ratio at 1.10x. We have classified all of this debt as current, due to uncertainty regarding the business’ ability to extend or refinance the facilities. If the business’ operating results do not improve and therefore we do not meet the required covenants, we have the option, if we believe it to be prudent to do so, of paying down a portion of the credit facility to meet the covenants and allowing the business to extend the maturity dates.

See “Risk Factors” in this Quarterly Report on Form 10-Q for additional discussion regarding these debt and credit facilities. For a description of the material terms of the airport parking business’ debt and credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2007. We have not had any material changes to these debt and credit facilities since February 28, 2008, our 10-K filing date.

Commitments and Contingencies

The following table summarizes our future obligations, due by period, as of September 30, 2008, under our debt obligations and commitments. The following information does not include information for IMTT, which is not consolidated.

	Payments Due by Period
	Total $	Less Than One Year $	1 – 3 Years $	3 – 5 Years $	More Than 5 Years $
	($ in Thousands)
Long-term debt(1)	1,522,335	201,385	69,000	169,000	1,082,950

(1)	The long-term debt represents the consolidated principal obligations to various lenders. The debt facilities, which include obligations of our operating business and the current drawdown on the MIC Inc. acquisition credit facility, have maturities between 2009 and 2014. The debt facilities are subject to certain covenants, the violation of which could result in acceleration. The $201.4 million in the “Less Than One Year” period comprises the debt facilities at our airport parking business, most of which is due for repayment in September 2009. Included in this balance is the $195.0 million term loan, which has 2 one-year optional extensions, subject to meeting certain covenants. See discussion under “Liquidity and Capital Resources” regarding this facility and the airport parking business’ ability to extend or refinance its debt facilities.

At September 30, 2008, we did not have any outstanding material purchase obligations. For a discussion of our other future obligations, due by period, under the various contractual obligations, off-balance sheet arrangements and commitments, please see “Liquidity and Capital Resources — Commitments and Contingencies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on February 28, 2008. We have not had any material changes to our commitments except as discussed above.

Critical Accounting Estimates

For critical accounting estimates, see “Critical Accounting Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Our critical accounting estimates have not changed materially from the description contained in that Annual Report.

Goodwill, Intangible Assets and Long-Lived Assets

Due to the performance of our airport parking business, as discussed in the “Airport Parking Business” sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations —  Results of Operations” and “ — Liquidity and Capital Resources,” we evaluated our airport parking business’ goodwill, intangible assets and long-lived assets for impairment at September 30, 2008.

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

The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of the airport parking business based on the information and considerations discussed above and comparing estimated fair value with the carrying value, which includes goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. At September 30, 2008, the estimated fair value exceeded the carrying value so the second step was not necessary.

The impairment test for long-lived assets and intangible assets, including trademarks, domain names and customer relationships, is a two-step process which requires management to make judgments in determining what assumptions to use in the calculation. The first step is to determine the undiscounted future cash flows related to the asset or group of assets. If the undiscounted future cash flows exceed the carrying value of the asset, there is no impairment and the second step is not necessary. At September 30, 2008, there was no impairment of our airport parking business’ long-lived assets or intangible assets.

If our airport parking business does not improve, it is likely that it would be required to write down its intangible assets or long-lived assets. We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill, intangible assets and/or long-lived assets. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or a material negative change in relationship with significant customers.

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

Item 4. Controls and Procedures

Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008. There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the nine months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

None other than as previously disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31 2007, filed with the SEC on February 28, 2008, and in Part II, Item 1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008, filed with the SEC on August 7, 2008.

Item 1A. Risk Factors

Adverse credit market conditions may have a material adverse affect on our liquidity or our ability to obtain credit on acceptable terms.

The securities and credit markets have been experiencing extreme volatility and disruption. In some cases, the markets have exerted downward pressure on the availability of liquidity and credit capacity. In response to recent market disruptions, legislators and financial regulators implemented a number of mechanisms designed to add stability and liquidity to the financial markets. The overall effects of these and other legislative and regulatory efforts on the financial markets are uncertain, and they may not have the intended stabilization effects. Should these initiatives fail or should credit market conditions fail to otherwise improve, our ability to obtain additional capital, including to repay or refinance our indebtedness, pay significant capital expenditures or fund acquisitions, may be limited and/or the cost of any such capital may be significant. Our access to additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit history and credit capacity, as well as lender perceptions of our financial prospects. In the event we are unable to obtain additional capital, our internal sources of liquidity may not be sufficient.

Ongoing disruption in the financial markets could reduce activity levels at our airport services business and have an adverse effect on its profitability and/or liquidity.

During September and October of 2008, the substantial stress, volatility, illiquidity and disruption in the global credit and other financial markets reached unprecedented levels, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions. The recent market developments and the potential for increased and continuing disruptions have had a significant impact on the activity levels of many corporate customers of our airport services business and may potentially increase price sensitivity generally. If recent legislative or regulatory initiatives fail to stabilize the credit markets, we may see continued declines in corporate jet usage and further pricing pressure, which would adversely affect the results and/or liquidity position of our airport services business.

For other risk factors related to our business, please see Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended June 30, 2008, filed with the SEC on August 7, 2008 and Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on February 28, 2008.

Continued underperformance in our airport parking business could result in a failure to meet its debt covenants and an inability to extend or refinance the debt of that business.

The ongoing downturn in the U.S. economy and the decline in commercial air travel have caused the results of our airport parking business to decline, particularly its revenues, EBITDA and cash from operations. In the past, the business has funded its operations in part with its own cash on hand; however, in the second and third quarters of 2008, we contributed cash to the business to enable it to meet its liquidity requirements. If the performance of the business does not improve in future periods and we do not contribute to the business additional funding, the airport parking business may not be able to meet these financial covenants, potentially by the end of the year. Continued underperformance in our airport parking business would also likely result in its failing to meet the test needed to extend the maturity of its credit facility beyond September 2009 without further contribution from us. An additional $6.4 million of debt at this business matures beginning in January 2009. In light of the current credit markets and the performance of the airport parking business, it is uncertain whether we would be able to refinance any of this debt at maturity or otherwise, without additional cash contributions from us, which would decrease our future distributions to our shareholders. To the extent we choose to contribute significant amounts of cash to support this business, amounts available to distribute to our shareholders may decline. We have no obligation to make any such contributions.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

Dated: November 6, 2008	By: /s/ Peter Stokes Name: Peter Stokes Title: Chief Executive Officer

Dated: November 6, 2008	By: /s/ Francis T. Joyce Name: Francis T. Joyce Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Macquarie Infrastructure Company LLC Independent Directors Equity Plan
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
31.3*	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer
32.1*	Section 1350 Certification of the Chief Executive Officer
32.2*	Section 1350 Certification of the Chief Financial Officer

*	Filed herewith.

E-1