Form 10-K
period 2008-12-31
Macquarie Infrastructure CO LLC
filed 2009-02-27
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the outstanding shares of stock held by non-affiliates of Macquarie Infrastructure Company LLC at June 30, 2008 was $1,051,317,717 based on the closing price on the New York Stock Exchange on that date. This calculation does not reflect a determination that persons are affiliates for any other purposes.

There were 44,948,694 shares of stock without par value outstanding at February 26, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to Macquarie Infrastructure Company LLC's Annual Meeting of Shareholders for fiscal year ended December 31, 2008, to be held June 4, 2009, is incorporated by reference in Part III to the extent described therein.

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

Forward-looking statements in this report are subject to a number of risks and uncertainties, some of which are beyond our control, including, among other things:

•	the current economic recession and dislocation in the credit, capital and financial markets;
•	changes in general economic, business or demographic conditions or trends in the United States or changes in the political environment, level of travel or construction or transportation costs where we operate, including changes in interest rates and price levels;
•	changes in patterns of commercial or general aviation air travel, including variations in customer demand for our businesses;
•	our Manager’s affiliation with the Macquarie Group, which may affect the market price of our LLC interests;
•	our limited ability to remove our Manager for underperformance and our Manager's right to resign;
•	our holding company structure, which may limit our ability to meet our dividend policy;
•	our ability to service, comply with the terms of and refinance at maturity our substantial indebtedness;
•	decisions made by persons who manage businesses in which we hold less than majority control, including decisions that could affect distributions to us;
•	our ability to make, finance and integrate acquisitions;
•	our ability to implement our operating and internal growth strategies;
•	the regulatory environment in which our businesses and the businesses in which we hold investments operate and our ability to estimate compliance costs, comply with any changes thereto, rates implemented by regulators of our businesses and the businesses in which we hold investments, and our relationships and rights under and contracts with governmental agencies and authorities;
•	changes in electricity or other energy costs;
•	the competitive environment for attractive acquisition opportunities facing our businesses and the businesses in which we hold investments;
•	environmental risks pertaining to our businesses and the businesses in which we hold investments;
•	our ability to retain or replace qualified employees;
•	work interruptions or other labor stoppages at our businesses or the businesses in which we hold investments;

•	changes in the current treatment of qualified dividend income and long-term capital gains under current U.S. federal income tax law and the qualification of our income and gains for such treatment;
•	disruptions or other extraordinary or force majeure events affecting the facilities or operations of our businesses and the businesses in which we hold investments and our ability to insure against any losses resulting from such events or disruptions;
•	fluctuations in fuel costs, or the costs of supplies upon which our gas production and distribution business is dependent, and our ability to recover increases in these costs from customers;
•	our ability to make alternate arrangements to account for any disruptions that may affect the facilities of the suppliers or the operation of the barges upon which our gas production and distribution business is dependent; and
•	changes in U.S. domestic demand for chemical, petroleum and vegetable and animal oil products, the relative availability of tank storage capacity and the extent to which such products are imported.

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

Exchange Rates

In this report, we have converted foreign currency amounts into U.S. dollars using the Federal Reserve Bank noon buying rate at December 31, 2008 for our financial information and the Federal Reserve Bank noon buying rate at February 20, 2009 for all other information. At December 31, 2008, the noon buying rate of the Australian dollar was USD $0.6983 and the noon buying rate of the Pound Sterling was USD $1.4619. At February 20, 2009, the noon buying rate of the Australian dollar was USD $0.6419 and the noon buying rate of the Pound Sterling was USD $1.4333. The table below sets forth the high, low and average exchange rates for the Australian dollar and the Pound Sterling for the years indicated:

Time Period	U.S. Dollar/Australian Dollar			U.S. Dollar/Pound Sterling
	High	Low	Average	High	Low	Average
2001	0.5552	0.5016	0.5169	1.4773	1.4019	1.4397
2002	0.5682	0.5128	0.5437	1.5863	1.4227	1.5024
2003	0.7391	0.5829	0.6520	1.7516	1.5738	1.6340
2004	0.7715	0.7083	0.7329	1.8950	1.7860	1.8252
2005	0.7974	0.7261	0.7627	1.9292	1.7138	1.8198
2006	0.7914	0.7056	0.7535	1.9794	1.7256	1.8294
2007	0.9369	0.7724	0.8389	2.1104	1.9235	2.0019
2008	0.9797	0.6073	0.8537	2.0311	1.4395	1.8526

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

GENERAL

We own, operate and invest in a diversified group of infrastructure businesses in the United States. We believe our infrastructure businesses, which provide basic everyday services, have a sustainable and stable cash flow profile and offer the potential for capital growth. We offer investors an opportunity to participate directly in the ownership of infrastructure businesses, which traditionally have been owned by governments or private investors, or have formed part of vertically integrated companies. Our businesses also constitute our operating segments and consist of the following:

•	an airport services business that operates 72 fixed base operations, or FBOs, at 68 airports and one heliport;
•	a 50% interest in a bulk liquid storage terminal business operating ten marine terminals in the United States and two in Canada;
•	a gas production and distribution business in Hawaii;
•	a district energy business with operations in Chicago and Las Vegas; and
•	an off-airport parking business with 31 locations serving 20 commercial airport markets in the United States.

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

For additional information on the dissolution of the Trust and concurrent mandatory share exchange, please refer to our Forms 8-K, filed with the SEC on May 23, 2007 and June 22, 2007.

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

Our Manager is a member of the Macquarie Group, a diversified international provider of financial, advisory and investment services. The Macquarie Group is headquartered in Sydney, Australia and is a global leader in advising on the acquisition, disposition and financing of infrastructure assets and the management of infrastructure investment vehicles on behalf of third-party investors.

We believe that the Macquarie Group's demonstrated expertise and experience in the management, acquisition and funding of infrastructure businesses will provide us with a significant advantage in pursuing our strategy. Our Manager is part of the Macquarie Group's Capital Funds division. The Macquarie Capital Funds division manages a global portfolio of 118 assets across 26 countries including toll roads, airports and airport-related infrastructure, communications, media, electricity and gas distribution networks, water utilities, aged care, rail and ferry assets.

We expect that the Macquarie Group's infrastructure advisory division will be an important source of acquisition opportunities and advice for us. The Macquarie Group's infrastructure advisory division is separate from the Macquarie Capital Funds division. Historically, the Macquarie Group's advisory division has sought out and presented the various infrastructure investment vehicles in Macquarie Capital Funds, including us, with a significant number of high quality infrastructure acquisition opportunities.

Although it has no contractual obligation to do so, we expect that the Macquarie Group's infrastructure advisory division will continue to present our Manager with opportunities to acquire or invest in complementary businesses. Under the terms of the management services agreement, our Manager is obliged to present to us, on a priority basis, acquisition opportunities in the United States that are consistent with our strategy, as discussed below, and the Macquarie Group is our preferred financial advisor. Refer to the discussion under “U.S. Acquisition Priorities” for further information.

Growth through acquisition remains an important component of our long-term strategy. However, current market conditions, primarily the tightening of the credit markets, price declines and the historically high level of volatility in the equity markets, effectively prevent us from making acquisitions. We expect that when the capital markets are again functioning normally we will continue our pursuit of value-enhancing acquisition opportunities.

We also believe that once the credit markets resume normal functions our relationship with the Macquarie Group will enable us to take advantage of its expertise and experience in securing debt financing for infrastructure assets. As the typically strong, stable cash flows of infrastructure assets are usually able to support above average levels of debt relative to equity, we believe that the ability of our Manager and the Macquarie Group to source and structure low-cost project and other debt financing provides us with a significant advantage when acquiring assets. We believe that these relatively lower costs will enhance our ability to generate attractive returns for shareholders from those assets.

We pay our Manager a quarterly management fee based primarily on our market capitalization. Our Manager can also earn a performance fee if the quarterly total return for our shareholders (capital appreciation plus dividends) exceeds the quarterly total return of a weighted average of two benchmark indices, a U.S. utilities index and a European utilities index, weighted in proportion to our U.S. and non-U.S. equity investments. The performance fee is equal to 20% of the difference between the return for this benchmark and the return for our shareholders. To be eligible for the performance fee, our Manager must deliver quarterly total returns that are positive and in excess of any prior underperformance. Please see the management services agreement filed as an exhibit to this Annual Report on Form 10-K for the full terms of this agreement.

Industry

Infrastructure businesses are characterized in part by the essential nature of the services they provide. For example, our district energy business, a producer of chilled water for building cooling, provides a basic, everyday service to its customers. Infrastructure businesses are further characterized by their employment of long-lived, high-value physical assets having low ongoing maintenance capital expenditure requirements. These characteristics tend to make infrastructure businesses scalable and offer significant barriers to entry for new participants. Our airport services and bulk liquid storage terminal businesses are good illustrations of these characteristics. We invest in infrastructure businesses that we believe provide sustainable cash flows and the opportunity for future growth. We focus on the ownership and operation of infrastructure businesses in the following categories:

•	“user pays,” such as our airport services and bulk liquid storage terminal businesses, the revenues of which are derived from per-use or rental charges;
•	“contracted,” such as our district energy business, a majority of the revenues of which are derived from long-term contracts with governments or other businesses; and
•	“regulated,” such as the utility operations of our gas production and distribution business.

Our infrastructure businesses tend to generate sustainable and growing long-term cash flows resulting from relatively inelastic customer demand and the businesses’ strong competitive positions. The strength of our competitive position stems from the high barriers to entry into infrastructure businesses combined with our active management of these businesses. We believe the ongoing cash flows of our infrastructure businesses are protected by the nature of our businesses, including:

•	ownership of long-lived, high-value physical assets that tend to generate predictable revenue streams;
•	consistent, relatively inelastic demand for their services, which provides stable cash flows, particularly at our district energy and bulk liquid storage terminal businesses;
•	strong competitive positions, largely due to high barriers to entry, including:
•	high initial development and construction costs, such as the cost of cooling equipment and distribution pipes for our district energy business and the regulated distribution assets for our gas production and distribution business;
•	difficulty in obtaining suitable land, such as the waterfront land owned by our bulk liquid storage terminal business;
•	long-term, exclusive concessions or leases and customer contracts, such as those held by our airport services and district energy businesses;
•	the strong positions that our bulk liquid storage terminal and gas production and distribution businesses have in their respective markets; and
•	lack of cost-effective alternatives to customers in the foreseeable future, such as the cooling services provided by our district energy business; and
•	scalability, such that relatively small amounts of growth related capital expenditure can result in significant increases in EBITDA.

Beyond the benefits related to these characteristics, the revenues generated by our infrastructure businesses can generally be expected to keep pace with inflation. The price increases built into the agreements with customers of contracted businesses and the inflation and cost pass-through adjustments typically a part of pricing dynamics in user pays businesses or provided by the regulatory process to regulated businesses serve to insulate infrastructure businesses to a significant degree from the negative effects of inflation and commodity price risk. Deflation, if any, would have a negligible impact on the revenue or profitability of our businesses. In addition, we employ interest rate swaps in connection with our businesses’ floating rate debt to protect our earnings from the higher costs that may result from interest rate increases.

Strategy

The challenges posed by the current economic conditions have caused us to adopt a strategy focused on reducing debt, reducing expenses and curtailing acquisition activities and growth capital expenditures. We believe that our focus on these elements is appropriate to maximizing cash flows and ensuring that our businesses are well positioned to enter the period beyond the current economic uncertainty.

Debt Reduction

We intend to reduce debt, in large part through the suspension of quarterly distributions to shareholders. We intend to apply accumulated cash to the reduction of both holding company debt and operating company debt at businesses where the underlying fundamentals are strong. This component of our strategy should further strengthen our balance sheet and is expected to reduce the risk of violating financial covenants in our debt agreements resulting from declines in overall economic activity. We also expect that it will reduce the risks associated with refinancing our debt facilities in the event that credit markets remain tight through to the maturity of these facilities.

Expense Reduction

We intend to continue reducing expenses through rationalization of staffing, business process improvement and actively and prudently managing reinvestment in our businesses in the form of maintenance capital expenditures. This effort is expected to improve operating income and cash flows from our businesses.

Acquisitions/Growth Capital Expenditures

Volatility in the equity markets and the associated decline in our share price have made it inappropriate for us to raise new capital for acquisitions given the dilutive effect that such raising would have on existing shareholders. We have suspended our efforts with respect to acquisitions of additional infrastructure businesses until such time as the capital markets are functioning in a historically normal manner. We intend to concentrate management resources on optimizing our performance in the current environment.

We intend to meet our contractual obligations with respect to the deployment of growth capital, i.e. our leasehold improvement obligations in the airport services business, for which we have committed financing. We expect that these projects will have a positive impact on cash from operations.

Our bulk liquid storage business intends to complete growth projects to which it has committed. The business intends to secure additional external funding for a portion of these projects. If sufficient external funding is not available the business will fund the completion of the growth projects with cash from operating activities. The storage rates at which these projects have been contracted will generate attractive levels of additional gross profit, EBITDA and operating cash flow.

OUR BUSINESSES AND INVESTMENTS

Airport Services Business

Business Overview

Our airport services business, Atlantic Aviation FBO Inc., operates 72 fixed-based operations, or FBOs, at 68 airports and one heliport throughout the United States. Our FBOs primarily provide fuelling and fuel-related services, aircraft parking and hangarage to owners/operators of jet aircraft in the general aviation sector of the air transportation industry.

Financial information for this business is as follows ($ in millions):

	As at, and for the Year Ended, December 31,
	2008	2007	2006
Revenue	$716.3	$534.3	$312.9
Operating (loss) income(1)	(9.2)	76.4	47.9
Total assets(1)	1,660.8	1,763.7	932.6
% of our consolidated revenue	68.1%	64.3%	60.1%

(1)	Includes non-cash impairment charges related to goodwill of $52.0 million, intangible assets of $21.7 million and property, equipment, land and leasehold improvements of $13.8 million.

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

Since our initial acquisition, we have grown our airport services business through acquisitions of additional FBOs. We acquired three FBOs in 2005, 23 FBOs in 2006, 29 FBOs in 2007 and three FBOs in 2008.

In December 2008, we completed the sale of our airport management contracts at seven regional airports. Revenues from the airport management contracts account for less than one half of one percent of the revenues of our airport services business in 2008.

Industry Overview

FBOs predominantly service the general aviation segment of the air transportation industry. General aviation, which includes corporate and leisure flying, pilot training, helicopter, medivac and certain air freight operations, is the largest segment of U.S. civil aviation and represents the largest percentage of the active civil aircraft fleet. General aviation does not include commercial air carriers or military operations. Local airport authorities grant FBO operators the right to provide fuelling and other services. Fuel sales provide most of an FBO's revenue.

FBOs generally operate in an environment of limited competition and high barriers to entry. Airports have limited physical space for additional FBOs. Airport authorities generally do not have an incentive to add additional FBOs unless there is a significant demand for additional capacity, as profit-making FBOs are more likely to reinvest in the airport and provide a broad range of services, thus attracting increased airport traffic. The increased traffic tends to generate additional revenue for the airport authority in the form of landing and fuel flowage fees. Government approvals and design and construction of a new FBO can also take significant time.

Demand for FBO services is driven by the number and size of general aviation aircraft in operation and average flight hours per aircraft. Both factors grew substantially through 2007. According to the Federal Aviation Administration, or the FAA, from 1996 to 2007, the active fleet of fixed-wing turbine aircraft, which includes turbojet and turboprop aircraft, increased at an average rate of 6.0% per year. Reported general aviation aircraft deliveries for 2008 suggest that the fixed wing turbine aircraft fleet expanded at a slower rate during 2008 than the historical growth rate. The slower fleet expansion rate reflects a reduction in aircraft deliveries as funding for aircraft acquisitions has become more difficult to obtain and more expensive. Fixed-wing turbine aircraft are the major consumers of our FBO services, especially fuel related services. Over the 1996 to 2007 period, the number of hours flown by fixed-wing general aviation turbine aircraft increased at an average rate of 6.5% per year. This growth was driven by a number of factors, in addition to general economic growth over the period, that included:

•	the passage of the General Aviation Revitalization Act in 1994, which significantly reduced the product liability facing general aviation aircraft manufacturers;
•	dissatisfaction with the increased inconvenience of commercial airlines and major airports as a result of security-related delays;
•	growth in programs for the fractional ownership of general aviation aircraft (programs for the time share of aircraft), including NetJets, FlexJet and Flight Options; and
•	a tax package passed by Congress in May 2003 that allowed companies to depreciate 50% of the value of new business jets in the first year of ownership if the jets were purchased and owned by the end of 2004.

Total general aviation flight hours for the year ended December 31, 2008 have not yet been published by the FAA. However, a reported 12% decline in general aviation flight movements (take offs and landings) for the 12 months ended December 31, 2008 suggests a decline in flight hours in 2008.

General aviation activity slowed down in 2008 relative to historical trends based on lower fixed-wing turbine aircraft expansion rate and the declining flight movements. In addition, orders of new business airplanes have decreased.

Management of the airport services business believes that despite improved access to general aviation and the challenges facing commercial aviation associated with higher load levels, potential mainline carrier consolidation and security-related delays, all of which strengthened the general aviation industry, FBO revenues are affected by a prolonged economic downturn. See “Risk Factors” in Part I, Item 1A.

Strategy

We believe that our airport services business and the demand for the services that our business offers will grow at or above rates associated with the fundamental drivers of growth in the general aviation jet market, including fleet expansion and the increase in the number of hours that the aircraft are being flown. Underpinning our belief is a strategy based on effective marketing and the delivery of superior service relative to our competitors. Additionally, we believe that we can maintain the profitability of our airport services business during challenging economic conditions through sound business management.

Business Management:  The senior managers of our airport services business are acutely focused on managing costs effectively. In light of the recent slowdown in general aviation activity, the management team has implemented initiatives that have reduced operating costs at a rate exceeding $20.0 million per annum. We continue to evaluate opportunities to reduce expenses through more efficient purchasing, reorganization of our commercial fuelling operations and increasing synergies resulting from recent acquisitions.

Marketing:  Marketing of our airport services business is based extensively on a proprietary point of sale system. The system supports flight tracking and provides customer relationship management data that facilitates upselling of fuel. For example, based on tracking of general aviation jets by tail number, we know about the buying patterns and particular needs and service desires of each of our customers. We use this information to help deliver high quality service and to optimize the amount of fuel we sell and the dollar-based margin per gallon. The majority of our FBOs have access to the point of sale system.

Our Atlantic Awards program has also been an important component of our marketing. Atlantic Awards are credits based on fuel purchases that pilots can accumulate and download from a secure website onto a debit card. We believe that the Atlantic Awards program is a valued component of our offering and has led to incremental sales of jet fuel.

Service:  We make concierge services available at our major locations. Our concierge staff is available to assist pilots and passengers with accommodations, transportation, meals and entertainment and a wide variety of other personal services.

In addition to meeting the needs of the individuals transiting our FBOs, our line personnel strive to ensure the security, safe refuelling and prompt availability of the aircraft in our care.

Business

Operations

Our airport services business has high-quality facilities and focuses on attracting customers who desire a high level of personal service. Fuel and fuel-related services generated 79% of our airport services business revenue and accounted for 65% of our airport services business gross profit in 2008. Other services including de-icing, aircraft parking, hangar rental and catering provided the remaining balance. Fuel is stored in fuel farms and each FBO operates refuelling vehicles owned or leased by the FBO. The FBO either owns or has access to the fuel storage tanks to support its fuelling activities. At some of our locations, services are also provided to commercial carriers and may include refuelling from the carrier's own fuel supplies stored in the carrier's fuel farm, de-icing and ground and ramp handling services.

We buy fuel at the wholesale price and sell fuel to customers at a contracted price, or at a price negotiated at the point of purchase. While our fuel costs can be volatile, we generally pass fuel cost changes through to customers and attempt to maintain and, when possible, grow a dollar-based margin per gallon of fuel sold. We also fuel aircraft with fuel owned by other parties and charge customers a service fee.

Locations

Our FBO facilities operate pursuant to long-term leases from airport authorities or local government agencies. Our airport services business and its predecessors have a strong history of successfully renewing leases, and have held some leases for over 40 years. We are the sole FBO at 34 of the airports at which we operate.

The existing leases have a weighted average remaining length of 17.9 years. The leases for 8 of our 72 FBOs will expire within the next five years. Our FBO at Atlanta Hartsfield Airport currently operates with an annual lease expiring in April 2009. We intend to participate in the process of renewal for a longer lease. The operating results of our San Jose location accounted for approximately 7.7% of the gross profit of our airport service business for 2008. No other FBO leases are individually significant to our business.

The airport authorities have termination rights in each of our leases. Standard terms allow for termination if we default on the terms and conditions of the lease, abandon the property or become insolvent or bankrupt. Fewer than 10 of our leases may be terminated with notice by the airport authority for convenience or other similar reasons. In each case, there are compensation agreements or obligations of the authority to make best efforts to relocate the FBO. Most of the leases allow for termination if liens are filed against the property.

Marketing

Our airport services business has an experienced marketing team and marketing programs that are sophisticated relative to those of other industry participants. Our airport services business' marketing activities support its focus on attracting customers who prefer high-quality service and amenities.

Atlantic Aviation has two primary marketing programs. Each utilizes an internally-developed point-of-sale system that tracks all aircraft flight movements and records which FBO the aircraft uses (where there is more than one FBO). In the first, when an aircraft is a customer of an Atlantic Aviation FBO but did not use the Atlantic Aviation FBO at a particular airport, a member of Atlantic Aviation's customer service team will contact the pilot or corporate flight department to alert them to Atlantic Aviation's presence at that airport and invite them to visit next time they are at that location.

The second is a customer loyalty program known as “Atlantic Awards”. The point-of-sale system tracks “points” given to pilots based on the amount of fuel purchased. The points are translated into cash awards that can be downloaded from the Atlantic website to a debit-type card. This program has gained wide acceptance among pilots and is encouraging “upselling” of fuel, where pilots purchase a larger portion of their overall fuel requirement at our locations. These awards are recorded as a reduction in revenue in our consolidated financial statements.

Competition

Competition in the FBO business exists on a local basis at most of the airports at which our airport services business operates. Our FBO at the East 34th Street Heliport in New York and 33 of our remaining FBOs are the only FBOs at their respective airports, either because of the lack of suitable space at the airfield, or because the level of demand for FBO services at the airport would not support more than one FBO. The remaining 38 FBOs have one or more competitors at the airport or, to a lesser extent, at nearby airports. FBO operators compete based on a number of factors, including location of the facility relative to runways and street access, service, value-added features, reliability and price. Our airport services business positions itself as a provider of superior service to general aviation pilots and passengers. Employees are provided with comprehensive and ongoing training to ensure high level and consistent quality of service. Our airport services business markets high net worth individuals and corporate flight departments for whom we believe fuel price tends to be less important than service and facilities.

We believe there are fewer than 10 competitors with operations at five or more U.S. airports. These include Signature Flight Support, Encore (formerly known as Landmark Aviation) and Million Air Interlink.

Other than Signature, these competitors are privately owned. Some present and potential competitors have or may obtain greater financial and marketing resources than Atlantic and this may negatively impact our ability to compete at an airport or for acquisitions. Some of our competitors are pursuing more aggressive pricing strategies that have contributed to increased margin pressure at some of our locations. However, we believe that the airport authorities are satisfied with the performance of our FBOs overall and are not seeking additional service providers.

Regulation

The aviation industry is overseen by a number of regulatory bodies, with the primary one being the FAA. Our airport services business is also regulated by the local airport authorities through lease contracts with those authorities. The business must comply with federal, state and local environmental statutes and regulations associated in part with numerous underground fuel storage tanks. These requirements include, among other things, tank and pipe testing for tightness, soil sampling for evidence of leaking and remediation of detected leaks and spills. Our FBO operations are subject to regular inspection by federal and local environmental agencies and local fire and airline quality control departments. We do not expect that compliance and related remediation work will have a material negative impact on earnings or the competitive position of our airport services business. Our airport services business has not received notice requiring it to cease operations at any location or of any abatement proceeding by any government agency as a result of failure to comply with applicable environmental laws and regulations.

Management

The day-to-day operations of our airport services business are managed by individual site managers who are responsible for all aspects of the operations at their site. Responsibilities include ensuring that customer requirements are met by the staff employed at the site and that revenue is collected, and expenses incurred, in accordance with internal guidelines. Local managers are, within the specified guidelines, empowered to make decisions as to fuel pricing and other services, improving responsiveness and customer service. Local managers within a geographic region are supervised by a regional manager. Atlantic Aviation has a team of five regional managers covering the United States.

Atlantic Aviation's operations are overseen by a group of senior personnel that averages approximately 22 years experience in the aviation industry. The business management team has established close and effective working relationships with local authorities, customers, service providers and subcontractors. The team is responsible for overseeing the FBO operations, setting strategic direction and ensuring compliance with all contractual and regulatory obligations.

Atlantic Aviation's head office is in Plano, Texas. The head office provides the business with overall management and performs centralized functions including accounting, information technology, risk management, human resources, payroll and insurance arrangements. We believe our head office facilities are adequate to meet our present and foreseeable operational needs.

Employees

As of December 31, 2008, our airport services business employed 2,281 employees at its various sites. Approximately 16% of employees are covered by collective bargaining agreements. We believe that employee relations at our airport services business are good.

Bulk Liquid Storage Terminal Business

Business Overview

We own 50% of International-Matex Tank Terminals, or IMTT, which provides bulk liquid storage and handling services in North America through ten marine terminals located on the East, West and Gulf Coasts, the Great Lakes region of the United States and a partially owned terminal in each of Quebec and Newfoundland, Canada. The largest terminals are located on the New York Harbor and on the Mississippi River near New Orleans. IMTT stores and handles petroleum products, various chemicals, renewable fuels, and vegetable and animal oils. IMTT is one of the largest companies in the bulk liquid storage terminal industry, based on capacity, in the United States.

Financial information for this business is as follows ($ in millions):

	As at, and for the Year Ended, December 31,
	2008	2007	2006
Revenue	$352.6	$275.2	$225.5
Operating income	88.2	59.7	48.0
Total assets(1)	1,006.3	862.5	630.4

(1)	IMTT reported financial results for the Quebec site using equity accounting during 2006 and accounted for the Quebec results in 2007 and 2008 on a consolidated basis.

For the year ended December 31, 2008, IMTT generated approximately 45% of its terminal revenue and approximately 46% of its terminal gross profit at its Bayonne, New Jersey facility in New York Harbor. Approximately 37% of IMTT’s total terminal revenue and approximately 41% of its terminal gross profit was generated by its St. Rose, Gretna, Avondale and Geismar, Louisiana facilities, which together service the lower Mississippi River region (with St. Rose as the largest contributor).

The table below summarizes the proportion of the terminal revenue generated from the commodities stored at IMTT's terminal at Bayonne, IMTT's four terminals in Louisiana and IMTT's other U.S. terminals for the year ended December 31, 2008:

Proportion of Terminal Revenue from Major Commodities Stored
Bayonne Terminal	Louisiana Terminals	Other U.S. Terminals
Black Oil: 32%	Black Oil: 43%	Other Commodities: 43%
Other Commodities: 27%	Chemical: 27%	Chemical: 42%
Distillate: 21%	Other Commodities: 16%	Black Oil: 15%
Gasoline: 20%	Vegetable and Animal Oil: 14%

Black oil includes #6 oil, a heavy fuel used in electricity generation, as bunker fuel for ships and for other industrial uses. Black oil also includes vacuum gas oil, which is used as a feedstock for tertiary stages in oil refining. Distillate products include diesel fuel and home heating oil.

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

Industry Overview

Bulk liquid storage terminals provide an essential link in the supply chain for major commodities such as crude oil, refined petroleum products and basic and specialized chemicals. In addition to renting storage tanks, bulk liquid storage terminals generate revenues by offering ancillary services including product transfer (throughput), heating and blending. Pricing for storage and other services typically reflects local supply and demand as well as the specific attributes of each terminal including access to deepwater berths and connections to land-based infrastructure such as a pipeline and rail.

Both domestic and international factors influence demand for bulk liquid storage in the United States. The need of customers to rent storage tanks for product inventories rises and falls according to local and regional consumption, which largely reflects the underlying economic activity over the medium term. In addition to these domestic forces, import and export activity also accounts for a material portion of the business. Shippers require storage for the staging, aggregation and/or distribution of products before and after shipment. The extent of import/export activity depends on macroeconomic trends such as currency fluctuations as well as industry-specific conditions, such as supply and demand balances in different geographic regions. The medium-term length of storage contracts tends to offset short-term fluctuations in demand for storage.

Potential entrants into the bulk liquid storage business face several substantial barriers. Strict environmental regulations, limited availability of waterfront land with the necessary access to land-based infrastructure, local community resistance to new fuel/chemical sites, and high initial investment costs impede the construction of new bulk liquid storage facilities. These deterrents are most formidable around New York Harbor and other waterways near major urban centers. As a consequence, new supply is generally created by the addition of tankage to existing terminals where existing infrastructure can be leveraged, resulting in higher returns on invested capital. However, restrictions on land use, difficulties in securing environmental permits, and the potential for operational bottlenecks due to infrastructure constraints may limit the ability of existing terminals to expand the storage capacity of their facilities.

Strategy

The key components of IMTT’s strategy are designed to drive growth in revenue and cash flows by attracting and retaining customers who place a premium on flexibility, speed and efficiency in bulk liquid storage. IMTT believes that the successful execution of this strategy will be a function of its being one of the largest, technologically advanced, and well-run suppliers of bulk liquid storage services in the key markets that it serves.

Flexibility:  IMTT is one of the most attractive suppliers of bulk liquid storage services in its key markets as a result of its operational flexibility. Its facilities operate 24/7 providing shippers, refiners, manufacturers and distributors with prompt access to a wide range of storage services. In each of its two key markets, IMTT’s scale ensures availability of sophisticated product handling and storage capabilities along with ancillary services such as heating and blending. In support of this flexibility, IMTT continues to improve its facilities by investing in upgrades of its docks, pipelines and pumping infrastructure, and facility management systems.

Investment in Growth:  IMTT seeks to increase its share of available storage capacity in New York Harbor and the lower Mississippi River and thereby improve its competitive position in these key markets through a combination of:

•	building new tankage at existing facilities in these markets when supported by existing customer demand;
•	commissioning new storage facilities where it believes it can develop a strong base for future expansion; and
•	acquiring smaller terminals that offer the potential for improved profitability under IMTT leadership.

Locations

The following table summarizes the location of each IMTT facility and the corresponding number of tanks in service, storage capacity in service, and number of ship and barge docks available for product transfer. This information reflects the site assets as of December 31, 2008 and does not include tanks used in packaging, recovery tanks, and other storage capacity not typically available for rent.

Facility	Land	Number of Storage Tanks in Service	Aggregate Capacity of Storage Tanks in Service	Number of Ship & Barge Berths in Service
			(millions of barrels)
Facilities in the United States:
Bayonne, NJ	Owned	480	15.7	18
St. Rose, LA	Owned	187	12.8	16
Gretna, LA	Owned	54	2.0	5
Avondale, LA	Owned	81	1.1	4
Geismar, LA	Owned	34	0.9	3
Lemont, IL	Owned/ Leased	144	0.9	3
Joliet, IL	Owned	70	0.7	2
Richmond, CA	Owned	42	0.7	1
Chesapeake, VA	Owned	25	1.0	1
Richmond, VA	Owned	12	0.4	1
Facilities in Canada:
Quebec City, Quebec(1)	Leased	47	2.0	2
Placentia Bay, Newfoundland(2)	Owned	6	3.0	2
Total		1,182	41.2	58

(1)	Indirectly 66.7% owned and managed by IMTT.
(2)	Indirectly 20.1% owned and managed by IMTT.

IMTT conducts operations predominantly on owned land. In addition to marine access, all facilities have road access and, except for Richmond, Virginia and Placentia Bay, Newfoundland, all sites have rail access.

Bayonne, New Jersey

The 15.7 million barrel storage terminal at Bayonne, New Jersey has the most storage capacity of any IMTT site. Located on the Kill Van Kull between New Jersey and Staten Island, the terminal occupies a strategically advantageous position in New York Harbor, or NYH. As the largest third-party bulk liquid storage facility in NYH, IMTT-Bayonne has substantial market share for third-party storage of refined petroleum products and chemicals.

NYH serves as the main petroleum trading hub in the northeast United States and the physical delivery point for the gasoline and heating oil futures contracts traded on New York Mercantile Exchange (NYMEX). In addition to waterborne shipments, products reach NYH through major refined petroleum product pipelines from the U.S. Gulf region, where approximately half of U.S. domestic refining capacity resides. NYH also serves as the starting point for refined product pipelines linked to inland markets and as a key port for U.S. refined petroleum product imports. IMTT-Bayonne has connections to the Colonial, Buckeye and Harbor refined petroleum product pipelines as well as rail and road connections. As a result, IMTT-Bayonne provides its customers with substantial logistical flexibility comparable or superior to those of its competitors.

IMTT-Bayonne has the capability to quickly load and unload the largest bulk liquid transport ships entering NYH. The U.S. Army Corp of Engineers (USACE) has dredged the Kill Van Kull channel passing the IMTT-Bayonne docks to 45 feet (IMTT has dredged some but not all of its docks to that depth). Most competitors in NYH have facilities located on the southern portion of the Arthur Kill (water depth substantially less than 45 feet) and force large ships to transfer product through lightering, or the process of using barges to ferry product between the large ships in the harbor and the storage terminals. This latter technique substantially increases the cost of loading and unloading vessels. This competitive advantage for Bayonne may improve as the USACE has announced plans to dredge the Kill Van Kull to 50 feet (with no planned increase in the depth of the southern portion of the Arthur Kill).

Demand for third-party bulk liquid storage in NYH has remained strong during the past several years, as illustrated by the capacity utilization at the Bayonne facility. For the three years ended December 31, 2008, IMTT-Bayonne on average rented over 95% of its available storage capacity.

St. Rose/Avondale/Gretna/Geismar, Louisiana

On the lower Mississippi River, IMTT currently operates four bulk liquid storage terminals (St. Rose, Avondale, Gretna and Geismar). With combined storage capacity of 16.8 million barrels, the four sites give IMTT substantial market share in third-party storage for black oil, bulk liquid chemicals, and vegetable oils on the lower Mississippi River.

The Louisiana terminals give IMTT a substantial presence in a key domestic transport hub. The lower Mississippi serves as a major transshipment point between the central United States and the rest of the world for exported agricultural products (such as vegetable oils) and imported chemicals (such as methanol). The region also has substantial domestic traffic related to the petroleum industry. The U.S. Gulf Coast region hosts approximately half of U.S. refining capacity yet accounts for only one-quarter of its consumption. As a result, Gulf Coast refiners send their products to other sections of the U.S. and overseas and require storage capacity and ancillary services to facilitate distribution. Thus, IMTT's Louisiana facilities, with their deep water ship and barge docks as well as access to rail and road infrastructure, are highly capable of performing the functions.

Demand for third-party bulk liquid storage on the lower Mississippi River has remained strong during the past several years, as illustrated by the capacity utilization at the IMTT Louisiana facilities. For the three years ended December 31, 2008, IMTT rented approximately 95% of the aggregate available storage capacity at St. Rose, Avondale, Gretna and Geismar.

Other Terminals

In addition to Bayonne and the four Louisiana sites, IMTT has smaller domestic operations in Chesapeake, Virginia; Richmond, Virginia; Lemont, Illinois; Joliet, Illinois; and Richmond, California. IMTT purchased the Joliet, IL facility, which it had operated and managed since 2003, in November 2007. In Canada, IMTT owns 66.7% of a terminal located at the Port of Quebec on the St. Lawrence River and a 20.1% interest in a facility located on Placentia Bay, Newfoundland. The latter facility serves as a transshipment point for crude oil from fields off the east coast of Canada. As a group, these U.S. and Canadian facilities have a total storage capacity of 8.6 million barrels and generated 13% of IMTT's terminal gross profit during 2008.

Competition

The competitive environment in which IMTT operates varies by terminal location. The principal competition for each of IMTT's facilities comes from other third-party bulk liquid storage facilities located in the same regional market. Kinder Morgan, which owns three bulk liquid storage facilities in New Jersey and Staten Island, NY, represents IMTT's major competitor in the NYH market. Kinder Morgan also owns facilities along the lower Mississippi near New Orleans. In both the NYH and lower Mississippi markets, IMTT operates the largest third-party terminal by capacity which, combined with the capabilities of IMTT's facilities, provides IMTT with a strong competitive position in both of these key bulk liquid storage markets.

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

Customers

IMTT provides bulk liquid storage services principally to vertically integrated petroleum product producers, petroleum product refiners, chemical manufacturers, food processors and traders of bulk liquid petroleum, chemical and agricultural products. No single customer represented greater than 10% of IMTT's total revenue for the year ended December 31, 2008.

Customer Contracts

IMTT generally rents storage tanks to customers under contracts with typical terms of three to five years. Pursuant to these contracts, customers generally pay for the capacity of the tank irrespective of whether they actually store product in the tank and the contracts generally have no early termination provisions. Customers generally pay rental charges monthly at rates stated in terms of cents per barrel of storage capacity per month. Tank rental rates vary by commodity stored and by location. IMTT's standard form of customer contract generally permits a certain number of free product movements into and out of the storage tank with charges for throughput exceeding the prescribed levels. In cases where stored liquids require heating to keep viscosity at acceptable levels, IMTT generally charges the customer for the heating with such charges essentially reflecting a pass-through of IMTT's cost. Heating charges principally cover the cost of fuel used to produce steam. Pursuant to IMTT's standard form of customer contract, tank rental rates, throughput rates and the rates for some other services generally increase based on annual inflation indices. Customers retain title to product stored in the tanks and have responsibility for securing insurance against loss. As a result, IMTT has no commodity price risk on liquid stored in its tank and have limited liability from product loss.

Regulation

The rates that IMTT charges for the services are not subject to regulation. However, a number of regulatory bodies oversee IMTT operations. IMTT must comply with numerous federal, state and local environmental, occupational health and safety, security, tax and planning statutes and regulations. These regulations require IMTT to obtain and maintain permits to operate its facilities and impose standards that govern the way IMTT operates its business. If IMTT does not comply with the relevant regulations, it could lose its operating permits and/or incur fines and increased liability. As a result, IMTT has developed environmental and health and safety compliance functions which are overseen by the terminal managers at the terminal level and IMTT's Director of Environmental, Health and Safety, Chief Operating Officer and Chief Executive Officer. While changes in environmental, health and safety regulations pose a risk to IMTT's operations, such changes are generally phased in over time to manage the impact on industry.

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

The IMTT head office in New Orleans provides the business with central management, performs support functions such as accounting, tax, human resources, insurance, information technology and legal services and provides support for functions that have been partially de-centralized to the terminal level such as engineering and environmental and occupational health and safety regulatory compliance. IMTT's senior management team other than the terminal managers have on average 35 years experience in the bulk liquid storage industry and 27 years service with IMTT.

Employees

As at December 31, 2008, IMTT (excluding non-consolidated sites) had a total of 1,061 employees with 789 employed at the bulk liquid storage terminals, 150 employed by Oil Mop, 51 employed by St. Rose Nursery and 71 employed at the head office in New Orleans. At the Bayonne terminal, 137 staff members are unionized, 54 of the staff members are unionized at the Lemont and Joliet terminals and 34 staff members are unionized at the Quebec terminal. We believe employee relations at IMTT are good.

Shareholders' Agreement

Upon acquisition of our interest in IMTT we became a party to a shareholders' agreement relating to IMTT Holdings Inc. The other parties to the shareholders' agreement are IMTT Holdings Inc. and the other shareholders of IMTT Holdings. A summary of the key terms of the IMTT Holdings Inc. shareholders’ agreement is provided below:

Term	Detail and Comment
Parties	IMTT Holdings Inc., Then-Current Shareholders and Macquarie Terminal Holdings, LLC, our wholly-owned subsidiary.
Board of Directors and Investor Representative	• Board of IMTT Holdings consisting of six members with three appointees from Macquarie Terminal Holdings, LLC.

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

•

Commencing March 2009, required quarterly distributions to all shareholders of 100% of cash from operations and cash from investing activities less maintenance capital expenditures, subject only to (i) compliance with financial covenants and laws and (ii) retention of adequate cash reserves and committed and unutilized credit facilities as required for IMTT to meet the normal requirements of its business and to fund capital expenditures commitments approved by the Board.

•

Commencing March 2009, if debt to EBITDA (excluding shareholder loans) at the end of the quarter is greater than 4.25x, then the payment of dividends is not mandatory. During 2009 and the first quarter of 2010, the debt value for this calculation will be equal to total debt outstanding (excluding shareholder loans) less $125.0 million.

Term	Detail and Comment
• The issuance of GO Zone bonds by IMTT in 2007 triggered fixed adjustments to shareholder dividends during the period from 2009 through 2015.
Capital Structure Policy	• Commencing March 2009, minimum gearing requirement of debt to EBITDA (excluding shareholder loans) of 3.75x.
Corporate Opportunities	• All shareholders are required to offer investment opportunities in bulk liquid terminal sector to IMTT.
Non-Compete	• Shareholders will not invest or engage in businesses that compete directly with IMTT's business.
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

Gas Production and Distribution Business

Business Overview

Founded in 1904, The Gas Company, LLC, or TGC, is Hawaii's only government franchised full-service gas energy company making gas products and services available in Hawaii. The market includes Hawaii's approximately 1.3 million residents and its approximately 6.8 million visitors in 2008. TGC manufactures synthetic natural gas, or SNG, for its utility customers on Oahu. TGC also provides both regulated and unregulated gas distribution services on the state's six primary islands.

TGC has two primary businesses, utility (or regulated) and non-utility (or unregulated):

•	The utility business includes the manufacture, distribution and sale of SNG on the island of Oahu and distribution and sale of liquefied petroleum gas, or LPG, to approximately 35,500 customers through localized distribution systems located on the islands of Oahu, Hawaii, Maui, Kauai, Molokai and Lanai (listed by size of market with Oahu being the largest). Utility revenue consists principally of sales of thermal units, or therms, of SNG and LPG. One gallon of LPG is the equivalent of 0.913 therms. The operating costs for the utility business include the cost of locally purchased feedstock, the cost of manufacturing SNG from the feedstock, LPG purchase costs and the cost of distributing SNG and LPG to customers. Sales to regulated accounts comprise approximately 60% of TGC's total revenue and therm sales.
•	The non-utility business comprises the sale of LPG to approximately 33,000 customers. Trucks deliver LPG to individual tanks located on customer sites on Oahu, Hawaii, Maui, Kauai, Molokai and Lanai. Non-utility revenue consists of sales of gallons of LPG. The operating costs for the non-utility business include the cost of purchased LPG and the cost of distributing the LPG to customers. These sales comprise approximately 40% of TGC’s total revenue and therm sales.

TGC believes it supplies all of the regulated market and approximately 75% of the non-regulated gas market, or approximately 90% of the state's overall gas market. TGC has two products: SNG and LPG. Both products are relatively clean-burning fuels that produce lower levels of carbon emissions than other hydrocarbon fuels such as coal or oil. This is particularly important in Hawaii where heightened public awareness of environmental impact makes lower emission products attractive to customers.

SNG and LPG have a wide number of commercial and residential applications including water heating, drying, cooking, emergency power generation, and decorative lighting. LPG is also used as a fuel for specialty vehicles such as forklifts. Gas customers include residential customers, for whom TGC has nearly all of the market, and a wide variety of commercial, hospitality and wholesale customers.

Although the Hawaii Public Utilities Commission, or HPUC, sets the base price for the SNG and LPG sold by our regulated business, TGC is permitted to pass through changes in its raw materials cost by means of a monthly fuel adjustment charge. The adjustment protects the profitability of the regulated business from feedstock price changes.

As with many businesses in Hawaii, TGC is affected by the tourism industry, which can be measured by visitor arrivals. According to the State of Hawaii Department of Business and Economic Development and Tourism, 2008 visitor arrivals decreased by approximately 11% from 2007 and for 2009, visitor arrivals are expected to decline by a further 2%. In the near-term, TGC will face challenges resulting from a slower economy, primarily due to fewer visitor arrivals as noted above. As the number of visitors decline, tourism-related businesses, such as hotels and restaurants, experience less gas demand for water heating, drying and cooking. In 2008, the state of Hawaii initiated the Hawaii Clean Energy Initiative with a goal of creating a 70% clean energy economy by 2030. We believe this initiative will enhance TGC’s opportunities as a clean energy provider.

Financial information for this business is as follows ($ in millions):

	As at, and for the Year Ended, December 31,
	2008	2007	2006
Revenue(1)	$213.0	$170.4	$160.9
Operating income	19.8	17.7	16.6
Total assets	330.2	313.1	308.5
% of our consolidated revenue	20.2%	20.5%	16.9%

(1)	Revenue and operating income in 2006 include amounts prior to our acquisition.

Our Acquisition

On June 7, 2006, we completed the acquisition of TGC from k1 Ventures Limited. The cost of the acquisition, including working capital adjustments and transaction costs, was approximately $263.2 million. In addition, we incurred financing costs of approximately $3.3 million.

Strategy

TGC’s long-term strategy is focused on increasing and diversifying its customer base and, accordingly, its revenue and cash flow. To succeed with this strategy we intend to develop opportunities arising from growth in Hawaii's population, expanded government operations (primarily military) and the tourism industry. In addition, we intend to invest in and promote the value of TGC's products and services and their attractiveness as an alternative to other energy sources in Hawaii. Although the impact of the economic slowdown on the tourism industry in particular may adversely affect the financial performance of the business in the near term, we believe that over the long term TGC is well positioned to generate stable and growing cash flows based on its established customer base, a locally well-known and respected brand and its strong competitive position in Hawaii.

New Opportunities:  The growth of Hawaii's resident population and tourism-fueled economic growth present opportunities for increasing TGC's base of residential and commercial customers. We will position TGC to take advantage of future growth by strengthening relationships with hotel, restaurant and residential developers, along with representatives of the military community and other commercial customers.

Value Proposition:  We market TGC’s gas products as an environmentally friendlier alternative to electricity generation and TGC itself as an established, reliable and cost-effective distributor of those products. We believe that our gas products are among the most efficient sources of energy in Hawaii for applications including cooking, laundry and decorative lighting, particularly when compared with electricity generated from oil and or diesel. TGC will continue to invest in the development and improvement of its SNG distribution system and increase its LPG storage capacity, both of which will enhance the reliability and cost effectiveness of our service.

Products

While the continental U.S. obtains natural gas from wells drilled into underground reservoirs of porous rock, Hawaii relies solely on manufactured and imported alternatives. Hawaii does not have any sources for natural gas.

Synthetic Natural Gas.  TGC catalytically converts a light hydrocarbon feedstock (currently naphtha) to SNG. The product is chemically similar in most respects to natural gas and has a similar heating value on a per cubic foot basis. TGC has the only SNG manufacturing capability in Hawaii at its plant located on the island of Oahu. All SNG is delivered by underground piping systems to customers on Oahu.

Liquefied Petroleum Gas.  LPG is a generic name for a mixture of hydrocarbon gases, typically propane and butane. LPG liquefies at a relatively low pressure under normal temperature conditions. As a result, LPG can be stored or transported more easily than natural or synthetic natural gas. LPG is typically transported in cylinders or tanks. Domestic and commercial applications of LPG are similar to those of natural gas and synthetic natural gas.

Utility Regulation

TGC's utility business is regulated by the HPUC, while TGC's non-utility business is not. The HPUC exercises broad regulatory oversight and investigative authority over all public utility companies doing business in the state of Hawaii.

Rate Regulation.  The HPUC regulates the rates that TGC can charge its utility customers via cost of service regulation. The rate approval process is intended to ensure that a public utility has a reasonable opportunity to recover costs that are prudently incurred and earn a fair return on its investments, while protecting consumer interests.

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

During the rate approval process, TGC must demonstrate that, at its current rates and using a forward projected test year, its revenue will not provide a reasonable opportunity to recover costs and obtain a fair return on its investment. Following submission by the DCA and other intervening parties of their positions on the rate request, and potentially an evidentiary hearing, the HPUC issues a decision establishing the revenue requirements and the resulting rates that TGC will be allowed to charge. This decision relies on statutes, rules, regulations, precedent and well-recognized ratemaking principles. The HPUC is statutorily required to issue an interim decision on a rate case application within a certain time period, generally ten months following application, depending on the circumstances and subject to TGC's compliance with procedural requirements. In addition to formal rate cases, tariff changes and capital additions are also approved by the HPUC.

The most recent TGC rate case, resulting in a 9.9% increase, was approved by the HPUC in May 2002. In August 2008, TGC submitted its application for an 8.4% increase in its utility rates. If approved, the new rates could be effective as early as July 2009. The rate case application is currently under review by the HPUC and the independent Consumer Advocate. The outcome of the company’s rate application cannot be estimated. As permitted by the HPUC, changes in TGC's gas feedstock costs since the last rate case have been passed through to customers via a monthly fuel adjustment charge.

Competition

Regulated Business.  TGC holds the only government franchise for regulated gas services in Hawaii. This enables it to utilize public easements for its pipeline distribution systems. This franchise also provides some protection from competition within the same gas-energy sector since TGC has developed and owns extensive below-ground distribution infrastructure. The costs associated with developing distribution infrastructure are significant. However, gas products can be stored in LPG tanks, and TGC's regulated customers, in most instances, have the ability to use unregulated gas supplied by TGC or its competitors by using LPG tanks.

Since electricity has similar markets and uses, TGC's regulated business also competes with electric utilities in Hawaii. Hawaii's electricity is generated by four electric utilities and various non-utility generators. Non-utility generators, such as agricultural producers, can enter into power purchase agreements with electric utilities or others to sell any excess power. In addition, some large customers have the ability to utilize diesel fuel or other petroleum products to provide heat energy for uses that compete with gas.

Unregulated Business.  TGC also sells LPG in an unregulated market on the six primary islands of Hawaii. There are two other wholesale companies and several small retail distributors that share the LPG market. The largest of these is AmeriGas. We believe TGC has a competitive advantage because of its established customer base, storage facilities, distribution network and reputation for reliable, cost-effective service. Depending upon the end-use, the unregulated business also competes with electricity, diesel and solar energy providers. For example, diesel, solar energy, gas and electricity are all used for water heating in Hawaii.

Fuel Supply, SNG Plant and Distribution System

TGC obtains its LPG from foreign imports and two oil refineries located on the island of Oahu. LPG is supplied to TGC's non-Oahu customers by direct deliveries from the overseas suppliers and by barge delivery pursuant to the terms of an exclusive charter contract.

TGC also obtains its raw feedstock for SNG production from one of the Oahu refineries. TGC owns the pipelines, storage and infrastructure to handle this supply and the resulting SNG. TGC's total storage capacity, as of December 31, 2008, excluding product contained in transmission lines, barges and tanks that are on customer premises is approximately 2.1 million gallons.

Regulated Business

TGC manufactures SNG at its SNG plant, located west of the Honolulu business district, by converting naphtha purchased from the Tesoro refinery. The SNG plant configuration is effectively two production units. For most major pieces of equipment the configuration provides redundancy and helps ensure continuous and adequate supply. A propane air unit, near the Honolulu business district, provides backup in the event of a SNG plant shutdown. The SNG plant operates continuously with only a 15% seasonal variation in production and operates well within its design capacity of 150,000 therms per day. We believe that as of December 31, 2008 the SNG plant has, with an appropriate level of maintenance capital investment, an estimated remaining economic life of approximately 20 years and that the economic life of the plant is further extendable with additional capital investment.

The SNG plant receives feedstock and fuel from the Tesoro refinery under a Petroleum Feedstock Agreement, or PFA, and an Interruptible Supply Agreement. The PFA has an initial term ending April 30, 2009 and continues thereafter from year to year until terminated by either party upon at least 90 days notice prior to the end of the then current term. The Interruptible Supply Agreement has a 90 day term which either party can terminate upon 90 days notice. Together the contracts provide that TGC will purchase the first 3.5 million gallons of its requirements of feedstock per month from Tesoro. The PFA is sufficient to meet the needs of the SNG plant for firm load requirements. The pricing of the firm feedstock is based on a blended gasoline and diesel index.

A 22-mile transmission line links the SNG plant to a distribution system that ends in south Oahu. The transmission pipeline is predominately sixteen-inch piping and is utilized to move SNG from the plant to Pier 38 near the financial district in Honolulu. This line also provides short-term storage of SNG. From Pier 38 a pipeline distribution system consisting of approximately 900 miles of transmission, distribution and service pipelines takes the gas to customers. Additionally, LPG is trucked to holding tanks on Oahu and shipped by barge to neighboring islands where it is distributed via pipelines to utility customers that are not connected to the Oahu SNG pipeline system. Approximately 90% of TGC's pipeline system is on Oahu.

Unregulated Business

The non-utility business serves gas customers that are not connected to the TGC utility pipeline system. The LPG is acquired from the two Oahu refineries and from foreign suppliers. It is distributed to neighboring island customers utilizing two LPG-dedicated barges exclusively time-chartered from a third-party, harbor pipelines, trucks, several holding facilities and storage base-yards on Kauai, Maui and Hawaii.

TGC is the only unregulated LPG provider in Hawaii that has three sources of LPG supply: two petroleum refineries on the island of Oahu and foreign sources received from ships through TGC’s harbor facilities. Both LPG agreements with the Hawaii refineries have initial terms ending in 2009 with one-year renewal periods, unless terminated by either party upon at least 90 days notice. TGC purchases LPG from foreign sources pursuant to a foreign supply agreement and through spot-market purchases, if needed.

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

Employees and Management

As of December 31, 2008, TGC had 308 active employees, of which 209 are unionized. The unionized employees are subject to a collective bargaining agreement that became effective May 1, 2008 and expires on April 30, 2013. TGC believes it has a good relationship with the union and there have been no major disruptions in operations due to labor matters for over 30 years. Management of TGC is headquartered in Honolulu with branch managers at operating locations.

Environmental Matters

Environmental Permits:  Gas distribution systems require environmental operating permits. The most significant are air and wastewater permits that are required for the SNG plant. These permits contain restrictions and requirements that are typical for an operation of this type. To date, TGC has been in compliance in all material respects with all applicable provisions of these permits.

Environmental Compliance:  TGC believes that it is in compliance in all material respects with applicable state and federal environmental laws and regulations. With regard to hazardous waste, all TGC facilities are generally classified as conditionally exempt small quantity generators, which means they generate between zero and one hundred kilograms of hazardous waste in a calendar month. Under normal operating conditions, the facilities do not generate hazardous waste. Hazardous waste, when produced, poses little ongoing risk to the facilities from a regulatory standpoint because SNG and LPG dissipate quickly if released.

Other Environmental Matters.  Pier 38 and Parcels 8 and 9, which are owned by the State of Hawaii Department of Transportation — Harbors Division, or DOT, and which are currently used or have been used previously by TGC or its predecessors, have known environmental contamination and have undergone remediation work. Prior operations on these parcels included a parking lot, propane loading and unloading facilities, a propane air system and a propane tank storage and maintenance facility. In 2005, Parcel 8 and a portion of Parcel 9 were returned to DOT under an agreement that did not require remediation by TGC. We believe that the contamination on the portion of Parcel 9 that TGC continues to use resulted from sources other than TGC's operations because the contamination is not consistent with TGC's past uses of the property.

District Energy Business

Overview

Our district energy business consists of 100% ownership of Thermal Chicago and a 75% interest in Northwind Aladdin. We also own all of the senior debt of Northwind Aladdin. The remaining 25% equity interest in Northwind Aladdin is owned by Nevada Electric Investment Company, or NEICO, an indirect subsidiary of NV Energy, Inc. (formerly known as Sierra Pacific Resources).

Financial information for this business is as follows ($ in millions):

	As at, and for the Year Ended, December 31,
	2008	2007	2006
Revenue	$48.0	$49.5	$43.6
Operating income	11.6	11.8	9.0
Total assets	227.1	232.6	236.1
% of our consolidated revenue	4.6%	6.0%	8.4%

Thermal Chicago operates the largest district cooling system in the United States. The system currently serves approximately 100 customers in downtown Chicago under long-term contracts and one customer outside the downtown area. Thermal Chicago has signed contracts with six additional customers that are expected to start service in 2009 and beyond. Our district energy business produces chilled water at five modern plants located in downtown Chicago and distributes it through a closed loop of underground piping for use in the air conditioning systems of large commercial, retail and residential buildings in the central business district. The first of the plants became operational in 1995, and the most recent came on line in June 2002. Our downtown system currently has a capacity of approximately 87,000 tons of chilled water which is expected to increase to approximately 92,000 tons by mid-2009 upon completion of the modification work at one of the Chicago plants. The downtown system's deliverable capacity is approximately 4,000 tons more than the system capacity due to the reduced rate arrangements with interruptible customers who, when called upon, could meet their own cooling needs during periods of peak demand.

Thermal Chicago also owns a site-specific heating and cooling plant that serves a single customer in Chicago outside of the downtown area. This plant has the capacity to produce 4,900 tons of cooling and 58.2 million British Thermal Units, or BTUs, of heating per hour.

Northwind Aladdin owns and operates a stand-alone facility that provides cold and hot water (for chilling and heating, respectively) to several customers in Las Vegas, Nevada. Northwind Aladdin represented 19% of the operating cash flows of our district energy business in 2008. The Northwind Aladdin plant has been in operation since 2000 and has the capacity to produce approximately 9,300 tons of chilled water, 40 million BTUs of heating per hour and to generate approximately 5 megawatts of electricity in emergencies.

Our Acquisition

On the day following our initial public offering, we acquired 100% of the membership interests in Macquarie District Energy Holdings, LLC, the holding company of our district energy business, from the Macquarie Group, for $67.0 million (including transaction costs) and assumed $120.0 million of senior debt.

Industry Overview

District energy is the provision of chilled water, steam and/or hot water from a centralized plant through underground piping for cooling and heating purposes. A typical district energy customer is the owner/manager of a large office or residential building or facilities such as hospitals, universities or municipal buildings. District energy systems exist in most major North American and European cities and some have been in operation for over 100 years. District energy is not, however, an efficient option for suburban areas where customers are widely dispersed.

Revenue from providing district energy services under contract are usually fixed capacity payments and variable usage payments. Capacity payments are made regardless of the actual volume of services used. Usage payments are based on the level of services consumed.

Strategy

Our strategy for our district energy business is to position district energy in the market as the most efficient and effective method of providing building cooling such that we attract and connect new customers to our system and invest in further expansion. We believe that our district energy business will continue to generate consistent revenue and stable cash flows as a result of the long-term contractual relationships with our customers and our management team’s proven ability to improve the operating performance of the business.

Organic Growth:  We intend to grow revenue and profits by successfully marketing our services to developers in the downtown Chicago market. Our value proposition is centered on high reliability, efficiency and ease of maintenance. Our management team develops and maintains relationships with property developers, engineers, architects and city planners as a means of keeping our district energy business and these attributes “top of mind” when they select among building cooling systems and services.

System Expansion:  Since 2004, system modifications and expansion of one of our plants have increased total cooling capacity by approximately 10,000 tons or 10%. Projects currently under development will further expand the system capability and accommodate an expected increase in demand for district cooling in Chicago.

Business — Thermal Chicago

Operations

Each chilled water plant is staffed when in operation and has a central control room from which the plant can be operated and customer site parameters can be monitored and controlled. The plant operators can monitor, and in some cases control, the functions of other plants allowing them to cross-monitor critical functions.

Since the commencement of operations, there have been no unplanned interruptions of service to any customer. Occasionally, we have experienced plant or equipment outages due to electricity loss or equipment failure, however, in these cases we have had sufficient idle capacity to maintain customer loads. When maintenance work performed on the system has required customer interruption, we have been able to coordinate our operations so as to continue to meet customer needs. The effect of major electric outages is generally mitigated since the plants affected by the outages cannot produce cooling and affected customers are unable to use the cooling service.

Corrective maintenance is typically performed by qualified contract personnel and off-season maintenance is performed by a combination of plant staff and contract personnel.

Customers

We currently serve approximately 100 customers in downtown Chicago and one outside the downtown area, and have signed contracts with six additional customers expected to begin service in 2009 and beyond. Our customer base is diverse and consists of retail stores, office buildings, residential buildings, theaters and government facilities. Office and commercial buildings constitute approximately 70% of our customer base. No one customer accounts for more than 10% of total contracted capacity and only two customers account for more than 5% of total contracted capacity each. The top 20% of our customers account for approximately 60% of contracted capacity.

Our downtown district energy system has approximately 98,000 tons of cooling under contract and in service. Service to interruptible customers may be discontinued at any time and in return interruptible customers pay lower prices for the service. We are able to sell continuous service capacity in excess of the total system capacity because not all customers use their full capacity at the same time. Because of this variation in customer usage patterns, we have not had to discontinue service to any interruptible customer since the initial phases of system construction.

We typically enter into contracts with the owners of the buildings to which the chilled water service is provided. The terms of customer contracts vary, however, the majority require a make whole payment if a customer wishes to terminate a contract early or if we terminate the contract for customer default. The make whole payment allows us to recover a portion of the capital that we invested to provide service to the customer. The weighted average life of customer contracts as of December 31, 2008 is approximately 13 years.

Customers pay two charges to receive chilled water services: a fixed, or capacity charge, and a variable, or consumption charge. The capacity charge is a fixed monthly amount based on the maximum number of tons of chilled water that we have contracted to make available to the customer at any point in time. The consumption charge is a variable amount based on the volume of chilled water actually used during a billing period.

Adjustments to the capacity charge and consumption charge occur periodically, typically annually, either based on changes in certain economic indices or, under some contracts, at a flat rate. Capacity charges generally increase at a fixed rate or are indexed to the Consumer Price Index, or CPI, as a broad measure of inflation. Consumption charges are generally indexed to changes in a number of indices. These indices measure changes in the costs of electricity, labor and chemicals in the region in which we operate. While the indices used vary, consumption charges in approximately 75% of our contracts (by capacity) are indexed to indices weighted at least 50% to the CPI, costs of labor and chemicals with the balance reflecting changes in electricity costs. The largest and most variable direct expense of the operation is electricity, comprised of three major components: generation, transmission and distribution. Illinois' electricity generation market deregulated as anticipated in January 2007. We believe that the terms of our customer contracts permit us to fully pass through our electricity cost increases or decreases.

Seasonality

Consumption revenue is higher in the summer months when the demand for chilled water is at its highest. Approximately 80% of consumption revenue is received in the second and third quarters combined each year.

Competition

Thermal Chicago is not subject to substantial competitive pressures. Per their contracts with us, customers are generally not allowed to cool their premises by means other than the chilled water service we provide. In addition, the primary alternative available to building owners is the installation of a stand-alone water chilling system (self-cooling). While competition from self-cooling exists, we expect that the vast majority of our current contracts will be renewed at maturity. Installation of a water chilling system requires significant building reconfiguration as well as space reconfiguration and capital expenditure, whereas our district energy business has the advantage of economies of scale in terms of plant efficiency, staff and power purchasing.

We believe competition from an alternative district energy system in the Chicago downtown market is unlikely. There are significant barriers to entry including the considerable capital investment required, the need to obtain City of Chicago consent and the difficulty in obtaining sufficient customers given the number of buildings in downtown Chicago already committed under long-term contracts to use our system.

City of Chicago Use Agreement

We are not subject to specific government regulation, but our downtown Chicago system operates under the terms of a Use Agreement with the City of Chicago. The Use Agreement establishes the rights and obligations of our district energy business and the City of Chicago with respect to our use of the public ways. Under the Use Agreement, we have a non-exclusive right to construct, install, repair, operate and maintain the plants, facilities and piping essential in providing district cooling chilled water service to customers.

During 2008, the Chicago City Council approved Amendment 25 to our Use Agreement which extends the term of the Agreement for an additional 20 years until December 31, 2040. Any proposed renewal, extension or modification of the Use Agreement will be subject to the approval by the City Council of Chicago.

Management

The day-to-day operations of our district energy business are managed by a team located in Chicago, Illinois. Our management team has a broad range of experience that includes engineering, construction and project management, business development, operations and maintenance, project consulting, energy performance contracting, and retail electricity sales. The team also has significant financial and accounting experience.

Business — Northwind Aladdin

Approximately 90% of Northwind Aladdin's 2008 operating cash flows were generated from a long-term contract with the Planet Hollywood resort and casino. The Planet Hollywood resort and casino in Las Vegas includes a hotel with over 2,500 rooms, a 100,000 square foot casino and a 75,000 square foot convention and conference facility. An additional building is being constructed on the property, and the Northwind Aladdin plant has the capability to serve this building. The existing contracts with the resort and casino expire in February 2020. At expiration, the plant will either be abandoned by us and ownership will pass to the resort and casino for no compensation, or the plant will be removed by us at a cost to the resort and casino.

The Northwind Aladdin plant has been in operation since 2000 and has the capacity to produce approximately 9,300 tons of chilled water, 40 million BTUs of heating per hour and to generate approximately 5 megawatts of electricity. The plant is staffed 24 hours a day. The plant supplies district energy services to its customers via an underground pipe system.

Employees

As of December 31, 2008, our district energy business had 42 full-time employees and one part-time employee. In Chicago, 28 plant staff members are employed under a three-year collective bargaining agreement expiring on January 14, 2012. In Las Vegas, the 7 plant staff members are employed under a four-year labor agreement expiring on March 31, 2009. We have begun negotiations on an extension of the labor agreement in Las Vegas. We believe our relations with employees are good.

Airport Parking Business

Overview

Our airport parking business is the largest provider of off-airport parking services in the United States, as measured by number of facilities. The business operates 31 facilities comprising over 40,000 parking spaces near 20 major airports across the United States. Our airport parking business provides customers with 24-hour secure parking close to airport terminals, as well as transportation via shuttle bus to and from their vehicles and the terminal. Operations are carried out on either owned or leased land at locations near the airports. Operations on owned land or land subject to leases longer than 20 years (including extension options) account for a majority of operating income.

The day-to-day operations of our airport parking business are managed by a team primarily located at its head office. We are in the process of relocating the head office from Downey, California to existing facilities in Philadelphia, Pennsylvania.

Financial information for this business is as follows ($ in millions):

	As at, and for the Year Ended, December 31,
	2008	2007	2006
Revenue	$74.7	$77.2	$76.1
Operating (loss) income(1)	(165.1)	5.9	(10.1)
Total assets(1)	199.0	280.4	283.5
% of our consolidated revenue	7.1%	9.3%	14.6%

(1)	Includes non-cash impairment charges related to goodwill of $138.8 million, property, equipment, land and leasehold improvements of $19.1 million and intangible assets of $8.1 million for 2008 and includes non-cash impairment charge of $23.5 million for existing trademarks and domain names due to a rebranding initiative for 2006.

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

On October 3, 2005, our airport parking business acquired a total of eight facilities. We contributed $14.4 million to partially finance these transactions, and as a result, our ownership interest in the airport parking business increased to 88.0%.

In April 2008, we contributed $13.3 million cash to the business to facilitate the acquisition of a property in Oakland for $13.5 million, including transaction costs. The property was previously leased and the purchase eliminated approximately $1.2 million of annual cash rent expense. In July 2008, our airport parking business acquired a self-park facility in Newark, New Jersey for which we contributed $11.4 million to finance the acquisition, and related transaction costs. At December 31, 2008, our ownership interest in the airport parking business was 91.0%.

Business

Operations

Customers of the airport parking business either park their own cars or utilize our valet parking services. A shuttle bus fleet provides transit from the parking facility to the airport terminal or from the terminal to the parking facility, as the case may be. The parking facility is typically within a five to seven minute bus ride from the terminal.

In addition to reserved parking and shuttle services, we provide ancillary services such as car washes and auto repairs at some parking facilities to attract customers to the facility and/or to earn additional revenue at the facility.

Marketing

Our marketing platform consists of our online efforts and promotions, cross-selling through and with third parties, and advertising in media such as in-flight magazines.

Competition

In general, on and off-airport parking facilities compete on the basis of location (relative to the airport and major access roads), quality of facilities (including whether the facilities are covered), type of service provided (self-park or valet), security, service (especially relating to shuttle bus transportation and frequency and convenience of drop-off), price and marketing. We face direct competition from the on-airport parking facilities operated by each airport, many of which are located closer to passenger terminals than our locations. Airports generally have significantly more parking spaces than we do and provide different parking alternatives, including self-park short-term and long-term, off-airport lots and valet parking options.

We also face competition from existing and new off-airport competitors at our airports. While competition is local in each market, we face strong, and in some of our more profitable markets, growing competition and aggressive pricing in some cases. To the extent that new competitors, whether local operators or national firms, enter or expand in one of our existing markets they could cause a reduction in our revenue by putting pressure on margins, taking market share from us, or both.

Regulation

Our airport parking business is subject to federal, state and local regulation relating to environmental protection. In addition, we transport customers by shuttle bus between the airport terminals and our parking facilities and are subject to the rules and policies of the local airport. The FAA and Transportation Safety Administration, or the TSA, generally have the authority to restrict access to airports as well as to impose parking and other restrictions near the airport sites.

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

Employees

As of December 31, 2008, our airport parking business employed approximately 1,060 individuals. Approximately 14% of its employees are covered by collective bargaining agreements. We believe that employee relations at this business are generally good.

Our Employees — Consolidated Group

As of December 31, 2008, we had approximately 3,600 employees at our four consolidated businesses (excluding IMTT) of which approximately 20% are subject to collective bargaining agreements. The Company itself does not have any employees.

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

You can also access our Governance webpage through our Investor Center. We post the following on our Governance webpage:

•	Third Amended and Restated Operating Agreement of Macquarie Infrastructure Company
•	Amended and Restated Management Services Agreement, as further amended
•	Corporate Governance Guidelines
•	Code of Ethics and Conduct
•	Charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee
•	Policy for Shareholder Nomination of Candidates to Become Directors of Macquarie Infrastructure Company
•	Information for Shareholder Communication with our Board of Directors, our Audit Committee and our Lead Independent Director

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

Risks Related to Our Business

The current economic recession and adverse equity and credit market conditions may have a material adverse effect on our results of operations, our liquidity or our ability to obtain credit on acceptable terms.

The equity and credit markets have been experiencing extreme volatility and disruption. In some cases, the markets have exerted downward pressure on the availability of liquidity and credit capacity. In response to recent market disruptions, legislators and financial regulators implemented and have proposed a number of mechanisms designed to add stability and liquidity to the financial markets. The overall effects of these and other legislative and regulatory efforts on the financial markets are uncertain, and they may not have the intended stabilization effects. Should these initiatives fail or should credit and financial market conditions continue to experience disruption, our ability to raise equity or obtain capital, including to repay or refinance credit facilities at maturity, pay significant capital expenditures or fund growth, is likely to be costly and/or impaired. Our access to debt financing in particular will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit history and credit capacity, as well as the historical performance of our businesses and lender perceptions of their and our financial prospects. In the event we are unable to obtain debt financing, particularly as significant credit facilities mature, our internal sources of liquidity may not be sufficient.

The current economic recession also increases our counterparty risk, particularly in those businesses whose revenues are determined under multi-year contracts, such as IMTT and our district energy business. In this environment, we would expect to see increases in counterparty defaults and/or bankruptcies, which could result in an increase in bad debt expense and may cause our revenues to decline.

The volatility in the financial markets makes projections regarding future obligations under pension plans difficult. Two of our businesses, TGC and IMTT, have defined benefit retirement plans. Future funding obligations under those plans depend in large part on the future performance of plan assets and the mix of investment assets. Our defined benefit plans hold a significant amount of equity securities as well as fixed income securities. If the market values of these securities decline further or if interest rates decline, our pension expense and cash funding requirements would increase and, as a result, could materially adversely affect our results and liquidity.

Adverse developments in the economy in general or in the aviation industry that results in less air traffic at airports we service would have a material adverse impact on our business.

A large part of our revenue is derived from fuel sales and other services provided to general aviation customers and, to a lesser extent, commercial air travelers. A sustained economic downturn could reduce the level of air travel generally, adversely affecting our airport services and airport parking business. General aviation travel is more expensive than alternative modes of travel. Consequently, during periods of economic downturn, FBO customers are more likely to travel by less expensive means. In particular, the recent substantial stress, volatility, illiquidity and disruption in the global credit and other financial markets have resulted in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial and industrial institutions. These events have also led to criticism by regulators, shareholders and the public in general over the purchase and/or use of corporate jets, which may continue during the current economic downturn and possibly longer.

These market developments and the potential for a continuing economic downturn have had a significant impact on the activity levels and customer price sensitivity of many corporate customers of our airport services business, which has resulted in significant declines in the gross profit of this business. If recent or proposed legislative or regulatory initiatives fail to stimulate the economy and stabilize the credit and financial markets or negative sentiment regarding corporate jet usage continues or increases, we may see continued declines in volumes of fuel sold, which would materially adversely affect the results of this business and which could cause it to fail to meet the financial covenants of its debt arrangements and allow its lenders to declare its entire indebtedness immediately due and payable.

Air travel and air traffic volume can also be affected by events that have nationwide and industry-wide implications, such as the events of September 11, 2001, as well as local circumstances. Events such as wars, outbreaks of disease such as SARS, and terrorist activities in the United States or overseas may reduce air travel. In addition, commercial traffic at an airport at which we have parking facilities may be reduced if airlines reduce the number of flights at that airport. Local circumstances include downturns in the general economic conditions of the area where an airport is located or other situations in which our major FBO customers relocate their home base or preferred fuelling stop to alternative locations.

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

As of December 31, 2008, on a consolidated basis, we had total long-term debt outstanding of $1,529.1 million, $1,460.1 million of which is at the operating business level, plus additional availability under existing credit facilities, including $69.0 million under the MIC Inc. revolving credit facility. IMTT also has a significant level of debt. The terms of these debt arrangements generally require compliance with significant operating and financial covenants. The ability of each of our businesses or investments to meet their respective debt service obligations and to repay their outstanding indebtedness will depend primarily upon cash produced by that business.

This indebtedness could have important consequences, including:

•	limiting the payment of dividends and distributions to us;
•	increasing the risk that our subsidiaries might not generate sufficient cash to service their indebtedness;
•	limiting our ability to use operating cash flow in other areas of our businesses because our subsidiaries must dedicate a substantial portion of their operating cash flow to service their debt;
•	limiting our, our subsidiaries' and IMTT’s ability to borrow additional amounts for working capital, capital expenditures, debt services requirements, execution of our internal growth strategy, acquisitions or other purposes; and
•	limiting our ability to capitalize on business opportunities and to react to competitive pressures or adverse changes in government regulation.

If we are unable to comply with the terms of any of our various debt agreements, we may be required to refinance a portion or all of the related debt or obtain additional financing. As discussed further herein, we may not be able to refinance or obtain additional financing because of our high levels of debt and debt incurrence restrictions under our debt agreements or because of adverse conditions in credit markets generally. We also may be forced to default on our various debt obligations if cash flow from the relevant operating business is insufficient and refinancing or additional financing is unavailable, and, as a result, the relevant debt holders may accelerate the maturity of their obligations. As discussed below, we currently anticipate that our airport parking business will not be able to repay or refinance its indebtedness maturing in 2009. If any of our businesses or investments were unable to repay its debts when due, it would become insolvent. Many of our property leases, particularly in our airport services business, may be terminated in the event of insolvency, which could impair our ability to achieve a restructuring plan for that business if those leases are in fact terminated.

Our total assets include a substantial amount of goodwill and intangible assets. The write-off of a significant portion of intangible assets would negatively affect our reported earnings.

Our total assets reflect a substantial amount of goodwill and other intangible assets. At December 31, 2008, goodwill and other intangible assets, net, represented approximately 55.2% of total assets. Goodwill and other intangible assets were primarily recognized as a result of the acquisitions of our businesses and investments. Other intangible assets consist primarily of airport operating rights, tradenames and customer relationships. On at least an annual basis, we assess whether there has been an impairment in the value of goodwill and other intangible assets with indefinite lives. If the carrying value of the tested asset exceeds its estimated fair value, impairment is deemed to have occurred. In this event, the amount is written down to fair value. Under current accounting rules, this would result in a charge to reported earnings. Any determination requiring the write-off of a significant portion of goodwill or other intangible assets would negatively affect our reported earnings and total capitalization, which could be material.

As discussed elsewhere, the decline in our stock price, particularly over the latter part of 2008, has caused our book value to exceed our market capitalization. As a result, we have booked non-cash impairment charges to goodwill, property, equipment, land and leasehold improvements and intangible assets of $253.5 million in the fourth quarter of 2008 in accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”, or SFAS No. 142, and Statement of Financial Accounting Standard No. 144, “Long-Lived Assets”. A portion of the non-cash impairment charges was reflected in the earnings for both our airport services and airport parking businesses. If the market price of our LLC interests continues to decline, or if conditions in any of our businesses deteriorate, we may be required to recognize further impairments of goodwill and other intangible assets associated with these businesses.

If interest rates or margins increase, the cost of refinancing debt and servicing our debt will increase, reducing our profitability and ability to pay dividends.

We have substantial indebtedness with maturities ranging from 9 months to 18 years, of which $201 million matures during 2009. Refinancing this debt may result in substantially higher interest rates or margins or substantially more restrictive covenants. Either event may limit operational flexibility or reduce dividends and/or distributions from our operating businesses to us, which would have an adverse impact on our ability to pay dividends to shareholders. We also cannot assure you that we or the other owners of any of our businesses will be able to make capital contributions to repay some or all of the debt if required.

In addition, we do not currently have any interest rate hedges in place to cover any borrowings under our MIC Inc. revolving credit facility. If we draw down on our MIC Inc. revolving credit facility, an increase in interest rates would directly reduce our profitability and cash flows. Our MIC Inc. revolving credit facility matures in March 2010 and we expect to repay or refinance any borrowing outstanding at that time and, if available on acceptable terms, enter into a similar facility. An increase in interest rates or margins at that time may significantly increase the cost of any repayment or the terms associated with any refinancing.

Our holding company structure may limit our ability to reduce the level of our outstanding debt or make regular distributions in the future to our shareholders because we will rely on the cash flows and distributions from our businesses.

The Company is a holding company with no operations. Therefore, it is dependent upon the ability of our businesses and investments to pay dividends and make distributions to the company to enable it to meet its expenses, reduce outstanding debt at the holding company level or at other businesses and to make distributions to shareholders in the future. The ability of our operating subsidiaries and the businesses in which we will hold investments to make distributions to the company is subject to limitations based on their operating performance, the terms of their debt agreements and the applicable laws of their respective jurisdictions. In addition, the ability of each business to reduce its outstanding debt will be similarly limited by its operating performance, as discussed below and in Part 1, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If, as a consequence of these various limitations and restrictions, we are unable to receive sufficient dividends and/or distributions from our businesses, we may be limited in our ability to reduce the level of our outstanding debt and declare distributions on our LLC interests.

We may not be able to successfully fund future acquisitions due to the unavailability of debt or equity financing on acceptable terms, which could impede the implementation of our acquisition strategy and negatively impact our business.

One component of our strategy over the long term is the pursuit of growth through selective acquisitions. In order to make acquisitions, we will generally require funding from external sources. Since the timing and size of acquisitions cannot be readily predicted, we may need to be able to obtain funding on short notice to benefit fully from attractive opportunities. Sufficient funding for an acquisition may not be available on short notice or may not be available on terms acceptable to us, particularly in light of the ongoing difficulties in the credit and capital markets. Furthermore, the level of our subsidiary indebtedness may limit our ability to obtain additional financing at the corporate holding company level.

In addition to debt financing, our strategy over the long term is to fund or refinance a portion of the consideration for future acquisitions through the issuance of additional LLC interests. If our LLC interests do not have a sufficient per share market value, issuance of new LLC interests may not be economically attractive or, if issued regardless, may result in significant dilution of our then-existing shareholders. In addition, issuances of new LLC interests, either privately or publicly, may occur at a discount to the price of our LLC interests on the NYSE at the time. Our equity financing activities may cause the market price of our stock to decline. Alternatively, we may not be able to complete the issuance of the required amount of LLC interests on short notice or at all due to a lack of investor demand for the LLC interests at prices that we find acceptable.

An inability to fund acquisitions on acceptable terms or at all would prevent us from pursuing our acquisition strategy.

Our ability to successfully implement our growth strategy and to pay and grow distributions over the long term depends on our ability to successfully implement our acquisition strategy and manage the growth of our business.

A major component of our strategy over the long term is to acquire additional infrastructure businesses both within the sectors in which we currently operate and in sectors where we currently have no presence. Acquisitions involve a number of special risks, including failure to successfully integrate acquired businesses in a timely manner, failure of the acquired business to implement strategic initiatives we set for it, achieve expected synergies and/or achieve expected results, failure to identify material risks or liabilities associated with the acquired business prior to its acquisition, diversion of management's attention and internal resources away from the management of existing businesses and operations, and the failure to retain key personnel of the acquired business.

We expect to face significant competition for acquisition opportunities, and some of our competitors may have greater financial resources or access to financing on more favorable terms than we will. This competition may limit our acquisition opportunities, lead to higher acquisition prices or both. We cannot assure you that we will benefit from our relationship with the Macquarie Group to help us make or finance acquisitions. The successful implementation of our acquisition strategy to date, particularly acquisitions in the airport services business and of a 50% interest in IMTT, has resulted in the rapid growth of our business and places significant demands on management, administrative, operational and financial resources. We have devoted significant resources to integrating acquired businesses of which most, if not all, would have been privately owned and not subject to financial and disclosure requirements and controls applicable to U.S. public companies. We have and may in the future expend significant time and resources to develop and implement effective systems and procedures, including accounting and financial reporting systems, for these acquired businesses. Furthermore, other than our Chief Executive Officer and Chief Financial Officer, the personnel of Macquarie’s Capital Funds division performing services for us under the management services agreement may work on matters unrelated to the Company and its businesses, which may result in a further diversion of management time and resources. Our ability to manage our growth will depend on our maintaining and allocating an appropriate level of internal resources, information systems and controls throughout our business. Our inability to successfully implement our growth strategy or successfully manage growth could have a material adverse effect on our business, cash flow and ability to pay distributions on our LLC interests.

We own, and may acquire in the future, investments in which we share voting control with third parties and, consequently, our ability to exercise significant influence over the business or level of their distributions to us may be limited.

We own 50% of IMTT and may acquire less than majority ownership in other businesses in the future. Our ability to influence the management of jointly controlled businesses, and the ability of these businesses to continue operating without disruption, depends on our reaching agreement with our co-investors and reconciling investment and performance objectives for these businesses. To the extent that we are unable to agree with co-investors regarding the business and operations of the relevant investment, the performance of the investment and level of distributions to us are likely to suffer, and could have a material adverse effect on our results and our ability to raise capital or pay distributions on our LLC interests. Furthermore, we may from time to time own non-controlling interests in investments. Management and controlling shareholders of these investments may develop different objectives than we have and may not make distributions to us at levels that we had anticipated. Our inability to exercise significant influence over the operations, strategies and policies of non-controlled investments means that decisions could be made that could adversely affect our results and our ability to generate cash and pay distributions on our LLC interests.

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

IMTT's operations in particular are subject to complex, stringent and expensive environmental regulation and future compliance costs are difficult to estimate with certainty. IMTT also faces risks relating to the handling and transportation of significant amounts of hazardous materials. Failure to comply with regulations or other claims may give rise to interruptions in operations and civil or criminal penalties and liabilities that could adversely affect the profitability of this business and the distributions it makes to us, as could significant unexpected compliance costs. Further, these rules and regulations are subject to change and compliance with any changes could result in a restriction of the activities of our businesses, significant capital expenditures and/or increased ongoing operating costs.

A number of the properties owned by IMTT have been subject to environmental contamination in the past and require remediation for which IMTT is liable. These remediation obligations exist principally at IMTT's Bayonne and Lemont facilities and could cost more than anticipated or could be incurred earlier than anticipated or both. In addition, IMTT may discover additional environmental contamination at its Bayonne, Lemont or other facilities that may require remediation at significant cost to IMTT. Further, the past contamination of the properties owned by IMTT, including by former owners or operators of such properties, could result in remediation obligations, personal injury, property damage, environmental damage or similar claims by third parties.

We may also be required to address other prior or future environmental contamination, including soil and groundwater contamination that results from the spillage of fuel, hazardous materials or other pollutants. Under various federal, state, local and foreign environmental statutes, rules and regulations, a current or previous owner or operator of real property may be liable for noncompliance with applicable environmental and health and safety requirements and for the costs of investigation, monitoring, removal or remediation of hazardous materials. These laws often impose liability, whether or not the owner or operator knew of, or was responsible for, the presence of hazardous materials. Persons who arrange for the disposal or treatment of hazardous materials may also be liable for the costs of removal or remediation of those materials at the disposal or treatment facility, whether or not that facility is or ever was owned or operated by that person and whether or not the original disposal or treatment activity accorded with all regulatory requirements. The presence of hazardous materials on a property could result in personal injury, loss of life, damage or destruction of property and equipment, environmental damage and similar claims by third parties that could have a material adverse effect on our financial condition or operating income.

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

Risks Related to Our Airport Services Business

Current economic conditions and increased pricing competition in our airport services business may have an adverse effect on our market share and fuel margins, causing a decline in the profitability of that business.

Some of our competitors in our airport services business are pursuing more aggressive pricing strategies. These competitors operate FBOs at number of airports where we operate or at airports near where we operate. This competition, combined with the continuation or worsening of current economic conditions, may result in increased focus on cost among our customers and, consequently, a decline in corporate jet usage and increased price sensitivity. These factors may cause our volumes of fuel sales and market share to decline and may result in increased margin pressure, adversely affecting the profitability of this business.

Our airport services business is subject to a variety of competitive pressures, and the actions of competitors may have a material adverse effect on the revenue of our airport services business.

FBO operators at a particular airport compete based on a number of factors, including location of the facility relative to runways and street access, service, value added features, reliability and price. Many of our FBOs compete with one or more FBOs at their respective airports, and, to a lesser extent, with FBOs at nearby airports. Furthermore, leases related to our FBO operations may be subject to competitive bidding at the end of their term. Some present and potential competitors have or may obtain greater financial and marketing resources than we do, which may negatively impact our ability to compete at each airport or for lease renewal.

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

Our airport services revenue is derived from long-term leases at 68 airports and one heliport. If we default on the terms and conditions of our leases, including upon an insolvency, the relevant authority may terminate the lease without compensation. Additionally, our leases at Chicago Midway, Philadelphia, North East Philadelphia, New Orleans International and Orange County airports and the Metroport 34th Street Heliport in New York City, representing approximately 13% of our airport service business gross profit in 2008, allow the relevant authority to terminate the lease at their convenience. In each case, we would then lose the income from that location and potentially the expected returns from prior capital expenditures. We would also likely be in default under the loan agreements of our airport services business and be obliged to repay our lenders a portion or all of our outstanding loan amount.

The TSA is considering new regulation which could impair the relative convenience of general aviation and adversely affect demand for our airport services business.

The TSA has proposed new regulations known as the Large Aircraft Security Program (LASP), which would require all U.S. operators of general aviation aircraft exceeding 12,500 pounds maximum take-off weight to implement security programs that are subject to TSA audit. In addition, the proposed regulation would require airports servicing these aircraft to implement security programs involving additional security measures, including passenger and baggage screening. We believe these new regulations, if implemented, will affect many of our customers and all of the airports at which we operate. These rules, if adopted, could decrease the convenience and attractiveness of general aviation travel relative to commercial air travel and, therefore, may adversely impact demand for our airport services business.

Risks Related to IMTT

IMTT's business is dependent on the demand for bulk liquid storage capacity in the locations where it operates.

Demand for IMTT's bulk liquid storage is largely a function of U.S. domestic demand for chemical, petroleum and vegetable and animal oil products and, less significantly, the extent to which such products are imported into and/or exported out of the United States. U.S. domestic demand for chemical, petroleum and V&A products is influenced by a number of factors, including economic conditions, growth in the U.S. economy, the pricing of chemical, petroleum and V&A products and their substitutes. Import and export volumes of these products to and from the United States are influenced by demand and supply imbalances in the United States and overseas, the cost of producing chemical, petroleum and V&A products domestically vis-à-vis overseas and the cost of transporting the products between the United States and overseas destinations. In addition, changes in government regulations that affect imports and exports of bulk chemical, petroleum and V&A products, including the imposition of surcharges or taxes on imported or exported products, could adversely affect import and export volumes to and from the United States. A reduction in demand for bulk liquid storage, particularly in the New York Harbor or the lower Mississippi River, as a consequence of lower U.S. domestic demand for, or imports/exports of, chemical, petroleum or V&A products, could lead to a decline in storage rates and tankage volumes rented by IMTT and adversely affect IMTT's revenue and profitability and the distributions it makes to us.

IMTT's business could be adversely affected by a substantial increase in bulk liquid storage capacity in the locations where it operates.

An increase in available bulk liquid storage capacity in excess of growth in demand for such storage in the key locations in which IMTT operates, such as New York Harbor and the lower Mississippi River, could result in overcapacity and a decline in storage rates and tankage volumes rented by IMTT and could adversely affect IMTT's revenue and profitability and the distributions it makes to us.

IMTT's business could be adversely affected by the insolvency of one or more large customers.

IMTT has a number of customers that together generate a material proportion of IMTT’s revenue and gross profit. In 2008, IMTT’s ten largest customers by revenue generated approximately 40.0% of total revenues. The insolvency of any of these large customers could result in an increase in unutilized storage capacity in the absence of such capacity being rented to other customers and adversely affect IMTT’s revenue and profitability and the distributions it makes to us.

IMTT's business involves hazardous activities, is partly located in a region with a history of significant adverse weather events and is potentially a target for terrorist attacks. We cannot assure you that IMTT is, or will be in the future, adequately insured against all such risks.

The transportation, handling and storage of petroleum, chemical and V&A products are subject to the risk of spills, leakage, contamination, fires and explosions. Any of these events may result in loss of revenue, loss of reputation or goodwill, fines, penalties and other liabilities. In certain circumstances, such events could also require IMTT to halt or significantly alter operations at all or part of the facility at which the event occurred. Consistent with industry practice, IMTT carries insurance to protect against most of the accident-related risks involved in the conduct of the business; however, the limits of IMTT's coverage mean IMTT cannot insure against all risks. In addition, because IMTT's facilities are not insured against loss from terrorism or acts of war, such an attack that significantly damages one or more of IMTT's major facilities would have a negative impact on IMTT's future cash flow and profitability and the distributions it makes to us. Further, losses sustained by insurers during hurricanes in the U.S. Gulf region may result in lower insurance coverage and increased insurance premiums for IMTT's properties in Louisiana.

Risks Related to Our Gas Production and Distribution Business

Our gas production and distribution business' operating results are affected by Hawaii's economy.

The primary driver of Hawaii's economy is tourism. A significant portion of the sales of our gas production and distribution business is generated from businesses that rely on tourism as their primary source of revenue. These businesses include hotels and resorts, restaurants and laundries, comprising nearly half of sales. As a result of the current economic climate, Hawaii has recently experienced significant declines in levels of tourism which has affected the local economy generally and has caused declines in the business’ volume of gas sold. If the level of tourism fails to improve or continues to decline, the business’ commercial contribution margin and profitability could be materially adversely affected. In addition, a reduction in new housing starts and commercial development may reduce growth opportunities for the business.

Our gas production and distribution business relies on its synthetic natural gas, or SNG, plant, including its transmission pipeline, for a significant portion of its sales. Disruptions at that facility could adversely affect the business’ ability to serve customers.

Disruptions at the SNG plant resulting from mechanical or operational problems or power failures could affect the ability of our gas production and distribution business to produce SNG. Most of the regulated sales on Oahu are of SNG and are produced at this plant. Disruptions to the primary and redundant production systems would have a significant adverse effect on sales and cash flows.

Our gas production and distribution business depends heavily on the two oil refineries, located on the island of Oahu, for both liquefied petroleum gas and the primary feedstock for its SNG plant. Disruptions or shutdowns at either of those refineries may adversely affect the operations of our gas production and distribution business.

Our gas production and distribution business comprises the manufacture of SNG and the distribution of SNG and liquefied petroleum gas, or LPG. Any feedstock, SNG or LPG supply disruptions or shutdowns that limit its ability to manufacture and deliver gas to customers would adversely affect the cost of our operations. Increased costs could result from an inability to source feedstock at favorable costs, extended unavailability of one or both of the Oahu refineries or disruption to crude oil supplies or feedstock to Hawaii resulting in higher reliance on imports. An inability to purchase LPG from foreign sources would materially adversely affect our operations. In addition, because we have only one current contracted source of feedstock for our SNG, if Tesoro chooses to discontinue the production or sale of feedstock to us, which they could do with little notice, our utility business would suffer a significant disruption and potentially significant operating costs and capital expenditures until alternative supplies could be arranged. Our gas production and distribution business is also limited in its ability to store both foreign-sourced LPG and domestic LPG at the same location at the same time and, therefore, any disruption in supply may cause a short-term depletion of LPG. All supply disruptions, if occurring for an extended period, could materially adversely impact the business' contribution margin and cash flows.

The most significant costs for our gas production and distribution business are locally-sourced LPG, LPG imports and feedstock for the SNG plant, the costs of which are directly related to petroleum prices. To the extent that these costs cannot be passed on to customers, the business’ contribution margin and cash flows will be adversely affected.

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

Our gas production and distribution business has time charter agreements allowing the use of two barges that have the capability of transporting 424,000 gallons and 500,000 gallons of LPG, respectively. The Jones Act requires that vessels carrying cargo between two U.S. ports meet certain requirements. The barges used by our gas production and distribution business are the only two Jones Act qualified barges available in the Hawaiian Islands and capable of carrying large volumes of LPG. They are near the end of their useful economic lives, and the barge owner intends to replace one or both of them in the near future. To the extent that the barge owner is unable to replace these barges, or alternatively, these barges are unable to transport LPG from Oahu and the business is not able to secure foreign-source LPG or obtain an exemption to the Jones Act, the storage capacity on those islands could be depleted and sales and cash flows could be adversely affected.

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

When the HPUC approved our purchase of the business, it stipulated that no rate increase may be implemented until 2009. Our gas production and distribution business is currently seeking an 8.4% increase in its utility rates with interim rate increases expected as early as July 2009. However, there is a risk that the HPUC will not grant any such rate increases or it will permit only part of the increase, which may have a material adverse effect on the business’ financial condition and results of operations.

The non-regulated operations of our gas production and distribution business are subject to a variety of competitive pressures and the actions of competitors, particularly those involved in other energy sources, could have a materially adverse effect on operating results.

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

Approximately two-thirds of the employees of our gas production and distribution business are covered under a collective bargaining agreement that expires on April 30, 2013. Labor disruptions related to that contract or to other disputes could affect gas manufacturing, gas distribution systems, gas delivery and customer services. Any labor dispute, as well as the process of contract negotiations, has the potential of creating morale issues, which, if severe enough may adversely impact productivity.

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

The Use Agreement expires on December 31, 2040 and may be terminated by the City of Chicago for any uncured material breach of its terms and conditions. The City of Chicago also may require us to pay liquidated damages of $6,000 a day if we fail to remove, modify, replace or relocate our facilities when required to do so, if we install any facilities that are not properly authorized under the Use Agreement or if our district cooling system does not conform to the City of Chicago's standards. Each of these non-compliance penalties could result in substantial financial loss or effectively shut down our district cooling system in downtown Chicago.

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

Northwind Aladdin currently derives most of its operating cash flows from a contract with a single customer, the Planet Hollywood Resort and Casino, which emerged from bankruptcy several years ago. If this customer were to enter into bankruptcy again, our contract may be amended or terminated and we may receive no compensation, which could result in the loss of our investment in Northwind Aladdin.

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

Risks Related to Our Airport Parking Business

There is substantial doubt as to the ability of our parking business to continue as a going concern and creditors of that business may seek recourse to the Company regardless of the legal merits.

The ongoing downturn in the U.S. economy and the decline in commercial air travel have caused the results of our airport parking business to decline, particularly its revenues, EBITDA and cash from operations. In the past, the business has funded its operations in part with its own cash on hand; however, in the second and third quarters of 2008, we contributed cash to the business to enable it to meet its liquidity requirements. We have not contributed any cash to the business for the fourth quarter of 2008 nor do we intend to make any cash contributions to this business in the future other than potentially obligations that we have guaranteed. It is highly likely that our airport parking business will not be able to refinance or pay its debt obligations that mature in 2009. In light of the current credit markets and performance of the airport parking business, there is substantial doubt as to the parking business’ ability to continue as a going concern. Upon an event of default under the airport parking business’ debt agreements or an insolvency, creditors of the business may choose to foreclose on or assume control of the business’ assets. Creditors of the business may also attempt to seek recovery from the Company and, through the Company, seek recourse to the assets of our other businesses, regardless of the merits of such a claim or lack thereof, which could result in substantial legal costs and significant disruption of management time and resources, thereby adversely affecting our profitability.

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

In addition, as a result of our Manager’s being a member of the Macquarie Group, negative market perceptions of Macquarie Group Limited generally or of Macquarie’s infrastructure management model, or Macquarie Group statements or actions with respect to other managed vehicles, may affect market perceptions of our company and cause a decline in the price of our LLC interests unrelated to our financial performance and prospects.

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

Because our Manager's performance is measured by the market performance of our LLC interests relative to a weighted average of two benchmark indices, even if the absolute market performance of our LLC interests does not meet expectations, the Company's Board of Directors cannot remove our Manager unless the market performance of our LLC interests also significantly underperforms the weighted average of the benchmark indices. If we were unable to remove our Manager in circumstances where the absolute market performance of our LLC interests does not meet expectations, the market price of our LLC interests could be negatively affected.

Our Manager can resign on 90 days notice and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations which could adversely affect our financial results and negatively impact the market price of our LLC interests.

Our Manager has the right, under the management services agreement, to resign at any time on 90 days notice, whether we have found a replacement or not. If our Manager resigns, we may not be able to find a new external manager or hire internal management with similar expertise within 90 days to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial results could be adversely affected, perhaps materially, and the market price of our LLC interests may decline substantially. In addition, the coordination of our internal management, acquisition activities and supervision of our businesses and investments are likely to suffer if we were unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Manager and its affiliates.

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

The market price of our LLC interests may fluctuate significantly. Many factors that are beyond our control may significantly affect the market price and marketability of our LLC interests and may adversely affect our ability to raise capital through equity financings. These factors include the following:

•	price and volume fluctuations in the stock markets generally;
•	significant volatility in the market price and trading volume of securities of Macquarie Group Limited and/or vehicles managed by the Macquarie Group or branded under the Macquarie name or logo;
•	significant volatility in the market price and trading volume of securities of registered investment companies, business development companies or companies in our sectors, which may not be related to the operating performance of these companies;
•	changes in our earnings or variations in operating results;
•	any shortfall in revenue or net income or any increase in losses from levels expected by securities analysts;
•	changes in regulatory policies or tax law;
•	operating performance of companies comparable to us; and
•	loss of funding sources.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In general, the assets of our businesses, including real property, are pledged to secure the financing arrangements of each business on a stand-alone basis. See “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Part II, Item 7 for a further discussion of these financing arrangements.

Airport Services Business

Our airport services business does not own any real property. Its operations are carried out under various long-term leases. Our airport services business leases office space for its head office in Plano, Texas, and satellite offices in Baltimore, Maryland and at Teterboro Airport. For more information regarding our FBO locations, see “Our Businesses and Investments — Airport Services Business — Business — Locations” in Part I, Item 1. The lease in Plano expires in 2012 and the lease in Baltimore renews automatically every 90 days until terminated by either party. We believe that these facilities are adequate to meet current and foreseeable future needs.

Our airport services business owns or leases a number of vehicles, including fuel trucks and other equipment needed to provide service to customers. Some phased replacement and routine maintenance is performed on this equipment. We believe that the equipment is generally well maintained and adequate for present operations.

Bulk Liquid Storage Terminal Business

IMTT operates ten wholly-owned bulk liquid storage facilities in the United States and has part ownership in two companies that each own bulk liquid storage facilities in Canada. The land on which the facilities are located is either owned or leased by IMTT with leased land comprising a small proportion of the total land in use. IMTT also owns the storage tanks, piping and transportation infrastructure such as truck and rail loading equipment located at the facilities. IMTT also owns related ship docks, except in Quebec and Geismar, LA. where the docks are leased. We believe that the aforementioned equipment is generally well maintained and adequate for the present operations. For further details, see “Our Businesses and Investments — Bulk Liquid Storage Terminal Business — Locations” in Part I, Item 1.

Gas Production and Distribution Business

The Gas Company, or TGC, has facilities and equipment on all major Hawaiian Islands providing support for our regulated and non-regulated operations. Property used in the regulated operations includes land beneath the SNG plant and underground distribution piping. Regulated operations also include several LPG holding tanks and trucks used to transport LPG to these holding tanks. TGC has approximately 1,000 miles of underground piping used in regulated operations, of which approximately 900 miles are on Oahu.

Non-regulated operations include tanks and cylinders used to store LPG as well as trucks used to transport LPG. TGC also maintains a fleet of service vehicles and other heavy equipment necessary to provide installation and perform repairs and maintenance to our distribution systems.

A summary of property, by island, follows. For more information regarding TGC's operations, see “Our Businesses and Investments — Gas Production and Distribution Business — Fuel Supply, SNG Plant and Distribution System” in Part I, Item 1.

Island	Description	Use	Own/Lease
Oahu	SNG Plant	Production of SNG	Lease
	Kamakee Street Buildings and Maintenance yard	Engineering, Maintenance Facility, Warehouse	Own
	LPG Baseyard	Storage facility for tanks and cylinders	Lease
	Topa Fort Street Tower	Executive Offices	Lease
	Various Holding Tanks	Store and supply LPG to utility customers	Lease
Maui	Office, tank storage facilities and baseyard	Island-wide operations	Lease
Kauai	Office	Island-wide operations	Own
Kauai	Tank storage facility and baseyard,	Island-wide operations	Lease
Hawaii	Office, tank storage facilities and baseyard	Island-wide operations	Own

District Energy Business

Thermal Chicago owns or leases six plants as follows:

Plant Number	Ownership or Lease Information
P-1	Thermal Chicago has a long-term ground lease until 2043 with an option to renew for 49 years. The plant is owned by Thermal Chicago.
P-2	Property and plant are owned by Thermal Chicago.
P-3	Thermal Chicago has a ground lease that expires in 2033 with a right to renew for ten years. The plant is owned by Thermal Chicago but the landlord has a purchase option over one-third of the plant.
P-4	Thermal Chicago has a ground lease that expires in 2016 and we may renew the lease for another 10 years for the P-4B plant unilaterally, and for P-4A, with the consent of the landlord. Thermal Chicago acquired the existing P-4A plant and completed the building of the P-4B plant in 2000. The landlord can terminate the service agreement and the plant A premises lease upon transfer of the property, on which the A and B plants are located, to a third-party.
P-5	Thermal Chicago has an exclusive perpetual easement for the use of the basement where the plant is located.
Stand-Alone	Thermal Chicago has a contractual right to use the property pursuant to a service agreement. Thermal Chicago will own the plant until the earliest of 2025 when the plant reverts to the customer or if the customer exercises an early purchase option.

These six plants have sufficient capacity with which to serve existing customer needs. To serve new customers, the system expansion discussed in the growth capital expenditures section of this document will need to be made. Please see “Our Businesses and Investments — District Energy Business — Overview” in Item 1. Business, for a discussion of system capacity.

Northwind Aladdin's plant is housed in its own building on a parcel of leased land within the perimeter of the Planet Hollywood resort and casino. The lease is co-terminus with the supply contract with the Planet Hollywood resort and casino. The plant is owned by Northwind Aladdin and upon expiration of the lease we are required to either abandon the plant or remove it at the landlord's expense. The plant has sufficient capacity to serve its customers and is in the process of being modified to serve an additional customer.

Airport Parking Business

Our airport parking business has 31 off-airport parking facilities located near 20 commercial airports throughout the United States. The land on which the facilities are located is either owned or leased by us. Over half of our land, measured by number of spaces, is owned. None of these locations is individually material.

Our airport parking business is in the process of relocating its corporate headquarters from Downey, California to Philadelphia, Pennsylvania.

The airport parking business operates a fleet of approximately 190 shuttle buses used to transport customers to and from the airport and its parking facilities.

Item 3. Legal Proceedings

Section 185 of the Clean Air Act (CAA) requires states (or in the absence of state action, the EPA) in severe and extreme non-attainment areas to adopt a penalty fee for major stationary sources of volatile organic compounds and nitrogen oxides if the area fails to attain the one-hour ozone National Ambient Air Quality Standard (NAAQS) set by the EPA. IMTT's Bayonne, NJ facility is a major stationary source of volatile organic compounds and nitrogen oxides in the New Jersey-Connecticut severe non-attainment area. Although we believe our Bayonne, NJ facility is in substantial compliance with CAA obligations, the subject area failed to meet the required NAAQS by the attainment date in 2007 and as a consequence IMTT-Bayonne believes it is likely to be assessed a penalty fee linked to its 2008 emissions that were in excess of baseline levels. IMTT anticipates that the penalty fee will not be in excess of $1.0 million relating to this matter which is likely to be payable in 2010. IMTT is currently reviewing its operations with the intent of reducing, to the extent feasible, its emissions in order to avoid or reduce potential future penalty fees.

There are no legal proceedings pending that we believe will have a material adverse effect on us other than ordinary course litigation incidental to our businesses. We are involved in ordinary course legal, regulatory, administrative and environmental proceedings. Typically, expenses associated with these proceedings are covered by insurance.

Item 4. Submission of Matters to a Vote of Securityholders

None.

PART II

Item 5. Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our LLC interests are traded on the NYSE under the symbol “MIC.” Our shares of trust stock began trading on the NYSE on December 16, 2004. The following table sets forth, for the fiscal periods indicated, the high and low sale prices per LLC interest (or per share of trust stock prior to dissolution of the Trust) on the NYSE:

	High	Low
Fiscal 2006
First Quarter	$35.23	$30.64
Second Quarter	32.27	26.06
Third Quarter	32.68	23.84
Fourth Quarter	35.79	29.20
Fiscal 2007
First Quarter	$39.30	$34.88
Second Quarter	44.86	39.05
Third Quarter	44.03	35.99
Fourth Quarter	41.76	37.94
Fiscal 2008
First Quarter	$39.01	$29.13
Second Quarter	33.24	25.29
Third Quarter	25.00	12.63
Fourth Quarter	12.90	2.32
Fiscal 2009
First Quarter (through February 20, 2009)	$5.74	$2.97

As at February 20, 2009 we had 44,948,694 LLC interests outstanding that were held by 82 holders of record representing over 45,000 beneficial holders.

Disclosure of NYSE-Required Certifications

Because our LLC interests are listed on the NYSE, our Chief Executive Officer is required to make, and on July 2, 2008 did make, an annual certification to the NYSE stating that he was not aware of any violation by the Company of the corporate governance listing standards of the NYSE. In addition, we have filed, as exhibits to this annual report on Form 10-K, the certifications of the Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 to be filed with the SEC regarding the quality of our public disclosure.

Distribution Policy

Current conditions in the U.S. economy and the capital markets are such that we have modified our long-term distribution policy. Our long-term distribution policy has been to declare and pay regular quarterly cash distributions on all outstanding LLC interests. Our policy was based on the predictable and stable cash flows of our businesses and investments and our intention to pay out as distributions to our shareholders the majority of our cash in excess of prudent reserves in our operating subsidiaries.

Our Board of Directors has decided to suspend payment of quarterly cash distributions to shareholders in order to reduce both holding company debt and operating company debt at businesses where the underlying fundamentals are strong. The suspension is likely to remain in effect until such time as the credit markets and customer spending patterns regain a level of stability and predictability that enables us to confidently estimate long term cash flows and refinancing capability.

We intend to finance our internal growth strategy primarily with selective operating cash flow and using existing debt and other resources. We intend to finance our acquisition strategy primarily through a combination of issuing new equity and incurring debt and not through operating cash flow.

Since January 1, 2005, we have made or declared the following distributions:

Declared	Period Covered	$ per LLC Interest/Share of Trust Stock	Record Date	Payable Date
May 14, 2005	Dec 15 to Dec 31, 2004	$0.0877	June 2, 2005	June 7, 2005
May 14, 2005	First quarter 2005	$0.50	June 2, 2005	June 7, 2005
August 8, 2005	Second quarter 2005	$0.50	September 6, 2005	September 9, 2005
November 7, 2005	Third quarter 2005	$0.50	December 6, 2005	December 9, 2005
March 14, 2006	Fourth quarter 2005	$0.50	April 5, 2006	April 10, 2006
May 4, 2006	First quarter 2006	$0.50	June 5, 2006	June 9, 2006
August 7, 2006	Second quarter 2006	$0.525	September 6, 2006	September 11, 2006
November 8, 2006	Third quarter 2006	$0.55	December 5, 2006	December 8, 2006
February 27, 2007	Fourth quarter 2006	$0.57	April 4, 2007	April 9, 2007
May 3, 2007	First quarter 2007	$0.59	June 5, 2007	June 8, 2007
August 7, 2007	Second quarter 2007	$0.605	September 6, 2007	September 11, 2007
November 6, 2007	Third quarter 2007	$0.62	December 5, 2007	December 10, 2007
February 25, 2008	Fourth quarter 2007	$0.635	March 5, 2008	March 10, 2008
May 5, 2008	First quarter 2008	$0.645	June 4, 2008	June 10, 2008
August 4, 2008	Second quarter 2008	$0.645	September 4, 2008	September 11, 2008
November 4, 2008	Third quarter 2008	$0.20	December 3, 2008	December 10, 2008

The declaration and payment of any future distribution will be subject to a decision of the Company's Board of Directors, which includes a majority of independent directors. The Company's Board of Directors will take into account such matters as the state of the capital markets and general business conditions, our financial condition, results of operations, capital requirements and any contractual, legal and regulatory restrictions on the payment of distributions by us to our shareholders or by our subsidiaries to us, and any other factors that the Board of Directors deems relevant. In particular, each of our businesses and investments have substantial debt commitments and restrictive covenants, which must be satisfied before any of them can pay dividends or make distributions to us. Any or all of these factors could affect both the timing and amount, if any, of future distributions. See “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Part II, Item 7.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below sets forth information with respect to LLC interests authorized for issuance as of December 31, 2008:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Under Column (a)) (c)
Equity compensation plans approved by securityholders(1)	14,115	$—	(1)
Equity compensation plans not approved by securityholders	—	—	—
Total	14,115	—	(1)

(1)	Information represents number of LLC interests issuable upon the vesting of director stock units pursuant to our independent directors' equity plan, which was approved and became effective in December 2004. Under the plan, each independent director elected at our annual meeting of shareholders is entitled to receive a number of director stock units equal to $150,000 divided by the average closing sale price of the stock during the 10-day period immediately preceding our annual meeting. The units vest on the day prior to the following year's annual meeting. We granted 4,705 director stock units to each of our independent directors elected at our 2008 annual shareholders' meeting based on the average 10-day closing price of $31.88. Currently, we have 616,944 LLC interests reserved for future issuance under the plan.

Item 6. Selected Financial Data

The selected financial data includes the results of operations, cash flow and balance sheet data of North America Capital Holding Company, or NACH (now known as Atlantic Aviation FBO Inc., or Atlantic Aviation), which was deemed to be our predecessor. We have included the results of operations and cash flow data of NACH for the period from January 1, 2004 through July 29, 2004 and for the period July 30, 2004 through December 22, 2004. The period from December 23, 2004 through December 31, 2004 includes the results of operations and cash flow data for our businesses and investments from December 23 through December 31, 2004 and the results of the company from April 13, 2004 through December 31, 2004. The years ended December 31, 2008, 2007, 2006 and 2005 include the full year of results for our consolidated group, with the results of businesses acquired during 2008, 2007, 2006 and 2005 being included from the date of each acquisition. We have included our consolidated balance sheet data at December 31, 2004, 2005, 2006, 2007 and 2008.

	Macquarie Infrastructure Company					NACH
	Year Ended Dec 31, 2008	Year Ended Dec 31, 2007	Year Ended Dec 31, 2006	Year Ended Dec 31, 2005	Dec 22 through Dec 31, 2004	July 30 through Dec 22, 2004	Jan 1 through July 29, 2004
	($ in thousands, except per LLC interest/trust stock data)
Statement of Operations Data:
Revenue
Revenue from product sales	$586,054	$445,852	$262,432	$142,785	$1,681	$29,465	$41,146
Revenue from product sales – utility	121,770	95,770	50,866	—	—	—	—
Service revenue	339,543	284,860	201,835	156,655	3,257	9,839	14,616
Financing and equipment lease income	4,686	4,912	5,118	5,303	126	—	—
Total revenue	1,052,053	831,394	520,251	304,743	5,064	39,304	55,762
Cost of revenue:
Cost of product sales	406,997	302,283	192,399	84,480	912	16,599	21,068
Cost of product sales – utility	103,216	64,371	14,403	—	—	—	—
Cost of services(1)	143,294	113,203	92,542	82,160	1,633	849	1,428
Gross profit	398,546	351,537	220,907	138,103	2,519	21,856	33,266
Selling, general and administrative expenses(2)	242,373	193,887	120,252	82,636	7,953	13,942	22,378
Fees to manager – related party	12,568	65,639	18,631	9,294	12,360	—	—
Goodwill impairment(3)	190,751	—	—	—	—	—	—
Depreciation(4)	40,140	20,502	12,102	6,007	175	1,287	1,377
Amortization of intangibles(5)	72,352	35,258	43,846	14,815	281	2,329	849
Operating income	(159,638)	36,251	26,076	25,351	(18,250)	4,298	8,662
Dividend income	—	—	8,395	12,361	1,704	—	—
Interest income	1,207	5,963	4,887	4,064	69	28	17
Finance fees	—	—	—	—	—	(6,650)	—
Interest expense	(104,095)	(81,653)	(77,746)	(33,800)	(756)	(2,907)	(4,655)
Loss on extinguishment of debt	—	(27,512)	—	—	—	—	—
Equity in earnings (loss) and amortization charges of investees	1,324	(32)	12,558	3,685	(389)	—	—
Loss on derivative instruments	(2,597)	(1,220)	(1,373)	—	—	—	—
Gain on sale of equity investment	—	—	3,412	—	—	—	—
Gain on sale of investment	—	—	49,933	—	—	—	—
Gain on sale of marketable securities	—	—	6,738	—	—	—	—
Other income (expense), net	38	(815)	594	123	50	(39)	(5,135)
(Loss) income from continuing operations before income taxes and minority interests	(263,761)	(69,018)	33,474	11,784	(17,572)	(5,270)	(1,111)
Benefit (provision) for income taxes	84,120	16,483	16,421	3,615	—	(286)	597
Minority interests	(1,168)	(481)	(23)	203	16	—	—
(Loss) income from continuing operations	(178,473)	(52,054)	49,918	15,196	(17,588)	(5,556)	(514)
Discontinued operations:
Income from operations of discontinued operations	—	—	—	—	—	116	159
Income on disposal of discontinued operations (net of applicable income tax provisions)	—	—	—	—	—	116	159
Net (loss) income	$(178,473)	$(52,054)	$49,918	$15,196	$(17,588)	$(5,440)	$(355)

	Macquarie Infrastructure Company					NACH
	Year Ended Dec 31, 2008	Year Ended Dec 31, 2007	Year Ended Dec 31, 2006	Year Ended Dec 31, 2005	Dec 22 through Dec 31, 2004	July 30 through Dec 22, 2004	Jan 1 through July 29, 2004
	($ in thousands, except per LLC interest/trust stock data)
Basic and diluted (loss) earnings per LLC interest/trust stock(6)	(3.97)	(1.27)	1.73	0.56	(17.38)	—	—
Cash dividends declared per LLC interest/trust stock	2.125	2.385	2.075	1.5877	—	—	—
Cash Flow Data:
Cash provided (used in) by operating activities	93,675	96,550	46,365	43,547	(4,045)	(577)	7,757
Cash (used in) provided by investing activities	(83,400)	(644,010)	(686,196)	(201,950)	(467,477)	(228,145)	3,011
Cash provided by (used in) financing activities	483	567,546	562,328	133,847	611,765	231,843	(5,741)
Effect of exchange rate	—	(1)	(272)	(331)	(193)	—	—
Net increase (decrease) in cash	10,758	20,085	(77,775)	(24,887)	140,050	3,121	5,027

NM – Not meaningful

(1)	Includes depreciation expense of $30.1 million, of which $19.1 million relates to a non-cash impairment charge at our airport parking business, $11.0 million and $9.3 million for the years ended December 31, 2008, 2007 and 2006, respectively, relating to our district energy and airport parking businesses.
(2)	The company incurred approximately $6.0 million of non-recurring acquisition and formation costs that have been included in the December 23, 2004 to December 31, 2004 consolidated results of operations.
(3)	Reflects non-cash impairment charge of $52.0 million and $138.8 million at our airport services business and airport parking business, respectively, for 2008.
(4)	Includes a non-cash impairment charge to property, equipment, land and leasehold improvements of $13.8 million for our airport services business for 2008.
(5)	Includes a non-cash impairment charge of $21.7 million for contractual arrangements at our airport services business and a $8.1 million charge for customer relationships, leasehold rights and trademarks at our airport parking business in 2008; a $1.3 million charge on the airport management contracts at our airport services businesses in 2007 and a $23.5 million charge for trademarks and domain names due to rebranding initiative at our airport parking business in 2006.
(6)	Basic and diluted (loss) earnings per LLC interest / trust stock was computed on a weighted average basis for years ended December 31, 2008, 2007, 2006 and 2005 and for the period April 13, 2004 (inception) through December 31, 2004. The basic weighted average computation of 44,944,326 LLC interests outstanding for 2008 was computed based on 44,938,380 shares of LLC interests outstanding from January 1 through June 3 and 44,948,694 LLC interests outstanding from June 4 through December 31. The stock grants provided to the independent directors on May 27, 2008 were anti-dilutive in 2008 due to the Company's net loss for that year. The basic weighted average computation of 40,882,067 LLC interests outstanding for 2007 was computed based on 37,562,165 shares of trust stock outstanding from January 1 through June 25; 37,562,162 LLC interests outstanding from June 26 through July 4; 43,263,165 LLC interests outstanding from July 5 through July 12; 43,302,006 LLC interests outstanding from July 13 through July 31; 43,766,877 LLC interests outstanding from August 1 through September 30 and 44,938,380 LLC interests outstanding from October 1 through December 31. The stock grants provided to the independent directors on May 24, 2007 were anti-dilutive in 2007 due to the Company's net loss for that year. The basic weighted average computation of 28,895,522 shares of trust stock outstanding for 2006 was computed based on 27,050,745 shares of trust stock outstanding from January 1 through June 1; 27,066,618 shares of trust stock outstanding from June 2 through June 26; 27,212,165 shares of trust stock outstanding from June 27 through October 29; 36,212,165 shares of trust stock outstanding from October 30 through November 5 and 37,562,165 shares of trust stock outstanding from November 6 through December 31. The diluted weighted average computation of 28,912,346 shares of trust stock outstanding for 2006 was computed by assuming that all of the stock unit grants provided to the independent directors on May 25, 2006 and May 25, 2005 had been converted to shares on those dates. The basic weighted average computation of 26,919,608 shares of trust stock outstanding for 2005 was computed based on 26,610,100 shares of trust stock outstanding from January 1 through April 18;

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

	Macquarie Infrastructure Company
	Year Ended Dec 31, 2008	Year Ended Dec 31, 2007	Year Ended Dec 31, 2006	Year Ended Dec 31, 2005	Year Ended Dec 31, 2004
	($ in thousands)
Balance Sheet Data:
Total current assets	193,424	210,467	230,966	156,676	167,769
Property, equipment, land and leasehold improvements, net(1)	673,981	674,952	522,759	335,119	284,744
Intangible assets, net(2)	812,184	857,345	526,759	299,487	254,330
Goodwill(3)	586,249	770,108	485,986	281,776	217,576
Total assets	2,534,250	2,813,029	2,097,533	1,363,298	1,208,487
Current liabilities(4)	352,606	133,515	72,139	34,598	39,525
Deferred tax liabilities	65,042	202,683	163,923	113,794	123,429
Long-term debt, including related party, net of current portion	1,327,800	1,426,494	959,906	629,095	434,352
Total liabilities	1,899,989	1,839,305	1,224,927	786,693	603,676
Members’ equity/stockholders’ equity	628,838	966,552	864,425	567,665	596,296

(1)	Reflects a non-cash impairment charge of $13.8 million and $19.1 million at our airport services business and airport parking business, respectively, for 2008.
(2)	Includes a non-cash impairment charge of $21.7 million for contractual arrangements at our airport services business and a $8.1 million charge for customer relationships, leasehold rights and trademarks at our airport parking business in 2008; a $1.3 million charge on the airport management contracts at our airport services businesses in 2007 and a $23.5 million charge for trademarks and domain names due to rebranding initiative at our airport parking business in 2006.
(3)	Reflects non-cash impairment charge of $52.0 million and $138.8 million at our airport services business and airport parking business, respectively, for 2008.
(4)	December 31, 2008 includes $201.3 million of current portion long-term debt, all of which relates to our airport parking business, which is due on or before September 9, 2009. This debt is secured by assets and collateral of our airport parking business. Creditors of this business do not have recourse to any assets of the Company or any assets of our other businesses other than approximately $12.0 million in guarantees and interest rate swap liabilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources” in Part II, Item 7 for further discussions on airport parking business’ debt facilities due for repayment.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere herein.

THE CURRENT ECONOMIC ENVIRONMENT AND ITS EFFECT ON OUR BUSINESSES AND STRATEGY

In the latter half of 2008 and continuing into 2009, our economy has seen major financial institutions and multinational corporations face liquidity shortfalls, seek government financial support and declare bankruptcy. These and other macroeconomic factors have resulted in decreased business activity levels generally and have adversely affected all of our businesses to some extent. Our bulk liquid storage, gas production and distribution and district energy businesses have proven resistant to the economic downturn, primarily due to the contracted or utility-like nature of their revenues combined with the essential nature of the services they provide.

Our airport services business’ results have been affected by lower overall economic activity and decreased use of general aviation jets. However, we believe the fundamental strength of our airport services business, based on the important role of general aviation in the air transportation industry, will be sustained over the long term.

The current economic climate and our inability to accurately forecast when these conditions will improve have led us to focus more intently on managing our businesses to prudently reduce costs and operating expenditures, selectively reduce debt levels, anticipate and mitigate potential refinancing risk and conservatively approach growth expenditures. We have taken a number of steps to retain cash, reduce debt levels in our airport services business and manage all of our businesses through the current environment. These measures are discussed in more detail directly below and in more detail under the discussion regarding each business in “Results of Operations” and “Liquidity and Capital Resources.”

We believe that our active management of our businesses, along with the essential services nature of our businesses overall will enable them to continue to operate and generate cash, if at somewhat reduced levels, until economic conditions improve.

Distributions

Our Board of Directors has decided to suspend payment of quarterly cash distributions to shareholders in order to reduce both holding company debt and operating company debt at businesses where the underlying fundamentals are strong. The suspension is likely to remain in effect until such time as the credit markets and consumer spending patterns regain a level of stability and predictability that enables us to confidently estimate long term cash flows and refinancing capability.

Airport Services Business

In our airport services business, we are aggressively managing operations, debt level and liquidity position in response to the current economic climate. We have implemented a number of measures that have successfully reduced operating expenses. The savings have partially offset the decline in volume and margins on fuel sales that we believe have resulted from decreased general aviation activity levels. As of September 2008, we have reduced run-rate costs by approximately $1.8 million per month or approximately $22.0 million on an annual basis, primarily through synergies realized in the integration of acquired sites and rationalization of staffing levels.

On February 25, 2009, we amended our airport services business’ credit facility to reduce the principal amount due under that facility and provide us additional financial flexibility over the near and medium term. We used $50.0 million in cash on hand to pay down $44.9 million of the outstanding term loan debt under the facility and $5.1 million of interest rate swap break fees, of which $1.1 million was paid to Macquarie Bank Limited, a related party. Additionally, under the amended terms, we will apply all excess cash flow from the business to prepay additional debt whenever the leverage ratio (debt to adjusted EBITDA) equal to or more than 6.0x to 1.0 for the trailing twelve months and will use 50% of excess cash flow to prepay debt whenever leverage ratio is equal to or greater than 5.5x to 1.0 and below 6.0x to 1.0.

Airport Parking Business

The results of operations and financial condition of our airport parking business have suffered in the wake of continuing declines in commercial enplanements and increasing tightening of consumer spending. Our airport parking business has $201.3 million of total debt due on or before September 2009, secured by the assets and other collateral of this business. Creditors of this business do not have recourse to any assets of the Company or any assets of our other businesses, other than through approximately $12.0 million in guarantees and interest rate swap liabilities.

The airport parking business does not have sufficient liquidity or capital resources to pay its maturing debt obligations and, based on current results and market conditions, we do not expect that the airport parking business will be able to refinance its debt as it matures. We have notified the lenders to this business that we have no intention of contributing any further capital to this business other than potentially obligations that we have guaranteed. As a result, it is likely that this business will default on its existing debt obligations without substantial concessions from the lenders and there is substantial doubt regarding the business’ ability to continue as a going concern. We are in discussion with lenders and are pursuing strategic alternatives for this business including asset sales, restructuring plans or filing for protection under bankruptcy laws.

Gas Production and Distribution Business

Although our gas production and distribution business results have not been affected by the current economic climate to the same extent as our airport services and airport parking businesses, the volume of gas products sold in 2008 declined by approximately 3% compared with 2007, including a 8.5% decline in fourth quarter 2008 over the prior period. These declines result from lower business activity in Hawaii largely caused by declines in tourism. According to the Hawaii Department of Business, Economic Development and Tourism, visitor arrivals to Hawaii were down by 11% in 2008 over 2007 and are expected to decline by a further 1.9% in 2009. We have implemented a number of margin management actions in the non-utility part of the business to partially offset declining volumes, which we discuss in more detail below.

District Energy Business

The macroeconomic factors and market conditions discussed above have not had a significant effect on our district energy business. This is primarily because of the contracted nature of the business and the contractual ability to pass through most cost variances to the customer.

Non-Cash Impairment Charge

The decline in our stock price, particularly over the latter part of 2008, has caused our book value to exceed our market capitalization. As a result we have booked a non-cash impairment charge of $190.8 million in the fourth quarter of 2008 in accordance with SFAS No. 142. A portion of the non-cash goodwill impairment charges was reflected in the financial results for both our airport services and airport parking businesses. See “Critical Accounting Estimates” and Note 7, Intangible Assets, to our consolidated financial statements included in this annual report on Form 10-K.

Tax Treatment of Distributions

Through the year ended December 31, 2006, each holder of trust stock was required to include in U.S. federal taxable income its allocable share of the Trust’s income, gain, loss deductions and other items. The amounts shareholders include in taxable income may not have equaled the cash distributions to shareholders.

The agreement reached with the IRS referred to in Note 15, Income Taxes, to our consolidated financial statements in Part II, Item 8 of this Form 10-K, allows the Company to be treated as a corporation for federal income tax purposes beginning January 1, 2007. For tax years subsequent to 2006, shareholders need to include in taxable income the portion of our distributions characterized as a dividend. The Company has determined that 97.7% of our distributions made in 2008 and all of our distributions made in 2007 were characterized as return of capital for tax purposes and will result in an adjustment to the shareholder’s basis rather than taxable income. The portion of the 2008 distribution that was characterized as a dividend was eligible for treatment as a qualified dividend.

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

Airport Services Business

Our airport services business has acquired the following FBOs since our initial acquisition of the business in 2004:

Date	Business Acquired	Number of FBOs	Locations
January 14, 2005	General Aviation Holdings, LLC, or “GAH”	2	California
August 12, 2005	Eagle Aviation Resources, or “EAR”	1	Las Vegas, Nevada
July 11, 2006	Trajen Holdings, Inc., or “Trajen”	23	Various U.S. airports
May 30, 2007	Two FBOs at Santa Monica Municipal Airport and Stewart International Airport, together referred to as “Supermarine”	2	Santa Monica, California and New Windsor, New York
August 9, 2007	Mercury Air Center Inc., or “Mercury”	24	Various U.S. airports
August 17, 2007	SJJC Aviation Services, LLC, or “San Jose”	2	San Jose, California
November 30, 2007	Rifle Jet Center, or “Rifle”	1	Rifle, Colorado
March 4, 2008	Farmington and Albuquerque, New Mexico and Sun Valley, Idaho, or “Seven Bar”	3	Farmington and Albuquerque, New Mexico and Sun Valley, Idaho

With these acquisitions, our airport services business owns and operates 72 FBOs at 68 airports and one heliport in the United States, which we believe is the largest such network of FBOs in the U.S.

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

Airport Parking Business

In October 2005, our airport parking business acquired real property, and personal and intangible assets related to six off-airport parking facilities collectively referred to as “SunPark” as well as a leasehold facility in Cleveland. Our airport parking business also acquired a facility in Philadelphia in July 2005. In 2008, our airport parking business acquired a facility in Oakland and a facility in Newark. Following these acquisitions, our airport parking business has become the largest provider of off-airport parking services in the United States with 31 facilities at 20 airports across the United States.

See Note 4, Acquisitions, to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information on recent acquisitions and Note 9, Long-Term Debt, for information on the related financings.

Equity Offerings

During the fourth quarter of 2006, we completed an offering of an aggregate of 10,350,000 shares of trust stock at a price per share of $29.50 for which we received net proceeds of $291.1 million. The net cash proceeds from the equity offering and the sales of our interests in MCG and SEW were primarily used to repay in full indebtedness under the MIC Inc. revolving credit facility used to partially finance our acquisitions of IMTT, TGC and 23 FBOs in our airport services business.

In the third quarter of 2007, we completed an offering of an aggregate of 6,165,871 LLC interests at a price per interest of $40.99 for which we received proceeds of $241.3 million, net of underwriting fees and expenses. The net cash proceeds from the equity offering were used to partially finance the acquisitions of Mercury and San Jose within our airport services business. We did not undertake any offering of additional equity in 2008.

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

OPERATING SEGMENTS AND BUSINESSES

Airport Services Business

The performance of our airport services business depends upon the level of general aviation activity, and jet fuel consumption, for the largest portion of its gross profit. General aviation activity is in turn a function of economic activity and demographic trends in the regions serviced by the airport at which the business operates and the general level of economic activity in the United States. A number of these airports are located near key business centers such as New York, NY, Chicago, IL and Philadelphia, PA as well as recreational destinations such as Aspen, Colorado and Sun Valley, Idaho. We believe that the popularity of these destinations relative to general aviation destinations overall will continue to support an above average level of general aviation activity and jet fuel consumption.

Fuel gross profit is a function of the volume (gallons) sold and the average dollar margin per gallon. The average price per gallon is based on our cost of fuel plus, where applicable, fees and taxes paid to airports or other local authorities (Cost of revenue — fuel), plus our margin. The dollar-based margin varies based on business considerations. Dollar-based margins per gallon have been relatively insensitive to the wholesale price of fuel with both increases and decreases in the wholesale price of fuel generally passed through to customers, subject to the level of price competition that exists at the various FBOs. Recent volatility in the price of jet fuel has resulted in an increased sensitivity to price on the part of some customers and a corresponding compression of our margins.

Our airport services business also earns revenue from activities other than fuel sales (non-fuel revenue). For example, we earn revenue from refuelling some general aviation customers and some commercial airlines on a “pass-through basis,” where we act as a fuelling agent for fuel suppliers and for commercial airlines. We receive a fee for this service, generally calculated on a per gallon basis. In addition, the business earns revenue from aircraft parking and hangar rental fees and by providing general aviation customers with other services, such as de-icing. At some facilities we also provide de-icing services to commercial airlines.

Expenses associated with non-fuel revenue (cost of revenue — non-fuel) include de-icing fluid costs and payments to airport authorities which vary from site to site. Cost of revenue — non-fuel is directly related to the volume of services provided and therefore generally increases in line with non-fuel revenue in dollar terms.

Our airport services business incurs expenses in operating and maintaining each FBO. Operating expenses include rent and insurance, which are generally fixed in nature and other expenses, such as salaries, that generally increase with the level of activity. In addition, our airport services business incurs general and administrative expenses at the head office that include senior management expenses as well as accounting, information technology, human resources, environmental compliance and other corporate costs.

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

The key drivers of IMTT's revenue and gross profit include the amount of tank capacity rented to customers and the rental rates. Customers generally rent tanks under contracts with terms of between three and five years that require payment regardless of actual tank usage. Demand for storage capacity within a particular region (e.g. New York Harbor) serves as the key driver of storage capacity utilization and tank rental rates. This demand for capacity reflects both the level of consumption of the bulk liquid products stored by the terminals as well as import and export activity of such products. We believe major constraint on increases in the supply of new bulk liquid storage capacity in IMTT's key markets has been and will continue to be limited by the availability of waterfront land with access to the infrastructure necessary for land based receipt and distribution of stored product (road, rail and pipelines), lengthy environmental permitting processes and high capital costs. We believe a favorable supply/demand balance for bulk liquid storage currently exists in the markets serviced by IMTT’s major facilities. This condition, when combined with the attributes of IMTT's facilities such as deep water drafts and access to land based infrastructure, have allowed IMTT to increase prices while maintaining very high storage capacity utilization rates.

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

In 2008, IMTT generated approximately 45% of its total terminal revenue and approximately 46% of its terminal gross profit at its Bayonne, NJ facility, which services New York Harbor, and approximately 37% of its total terminal revenue and approximately 41% of its terminal gross profit at its St. Rose, Gretna, Avondale and Geismar, LA facilities, which together service the lower Mississippi River region (with St. Rose being the largest contributor).

Two key factors will likely have a material impact on IMTT's total terminal revenue and terminal gross profit in the future. First, IMTT has achieved substantial increases in storage rates at its Bayonne and Louisiana facilities over the past few years. Based on the current level of demand for bulk liquid storage in New York Harbor and the lower Mississippi River, we anticipate that IMTT will achieve annual increases in average storage rates in excess of inflation at least through 2009. Second, IMTT has committed to significant growth capital expenditure over the past year that should contribute to terminal gross profit in 2009 and beyond as discussed in Liquidity and Capital Resources.

As prescribed in the shareholders' agreement between us, IMTT Holdings and its other shareholders, until December 31, 2008, IMTT Holdings was required to distribute $7.0 million per quarter to us. We received $28.0 million in cash distributions during 2008, including $7.0 million that was accrued at the end of 2007. At December 31, 2008, we accrued $7.0 million for the fourth quarter distribution, which was received in January 2009. Subsequent to December 31, 2008, subject to the preconditions discussed in

“Business — Bulk Liquid Storage Terminal Business — Shareholders’ Agreement” and subject to IMTT Holdings' consolidated adjusted net debt (excluding shareholder loans) to EBITDA ratio not exceeding 4.25:1 as at each quarter end, IMTT Holdings is required to distribute, quarterly, all of its consolidated cash flow from operations and cash flows from (but not used in) investing activities less maintenance and environmental remediation capital expenditure to its shareholders. However, we may agree to reduce the level of distributions actually paid by IMTT during 2009 and beyond below the amount prescribed by the shareholders’ agreement after consideration of, among other factors, the outlook for bulk liquid storage market conditions, the level of IMTT’s indebtedness and the availability of external sources of funding for growth capital projects. In particular, as discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in Part I, Item 7 for Bulk Liquid Storage Terminal Business, the level of distributions anticipated to be paid by IMTT in 2009 and 2010 is highly dependent upon the raising of additional debt to fund committed growth projects and scheduled debt amortizations during 2009 and 2010.

Based on current market conditions and assuming completion during 2009 of some of the expansion projects currently under construction, it is anticipated that IMTT’s gross profit and EBITDA will increase to ranges of $165.0 million to $177.0 million and $140.0 million to $152.0 million, respectively in 2009. Increased maintenance and environmental capital expenditure and capitalized dredging expenditure in 2009 is anticipated to reduce IMTT’s cash available for distribution in 2009 to a range of $28.0 million to $36.0 million. IMTT anticipates that gross profit, EBITDA and cash available for distribution will increase from 2009 in 2010 due to the positive impact of a full-year contribution from growth projects coming on line part way through 2009 and a contribution from growth projects coming on line in 2010.

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

Gas Production and Distribution Business

TGC is a Hawaii limited liability company that owns and operates the regulated synthetic natural gas production and distribution business in Hawaii and distributes and sells liquefied petroleum gas through unregulated operations. TGC operates in both regulated and unregulated markets on the islands of Oahu, Hawaii, Maui, Kauai, Molokai and Lanai. The Hawaii market includes Hawaii's approximately 1.3 million residents and its approximately 6.8 million annual visitors.

TGC has two primary businesses: utility (or regulated) and non-utility (or unregulated).

•	The utility business includes distribution and sales of SNG on the island of Oahu and distribution and sale of LPG through localized distribution systems located on the islands of Oahu, Hawaii, Maui, Kauai, Molokai and Lanai (listed by size of market). The utility business serves approximately 35,500 customers. Utility revenue consists principally of sales of thermal units, or therms, of SNG and gallons of LPG. One gallon of LPG is the equivalent of 0.913 therms. The operating costs for the utility business include the cost of locally purchased feedstock, the cost of manufacturing SNG from the feedstock, the cost of LPG and the cost of distributing SNG and LPG to customers.
•	The non-utility business comprises the sale of LPG through truck deliveries to individual tanks located on customer sites on Oahu, Hawaii, Maui, Kauai, Molokai and Lanai. The non-utility business serves approximately 33,000 customers. Non-utility revenue consists of sales of gallons of LPG. The operating costs for the non-utility business include the cost of purchased LPG and the cost of distributing the LPG to customers.

SNG and LPG have a wide number of commercial and residential applications, including electricity generation, water heating, drying, cooking, and decorative lighting. LPG is also used as a fuel for some automobiles, and specialty vehicles such as forklifts. Gas customers range from residential customers for which TGC has nearly all of the market, to a wide variety of commercial customers.

Revenue is primarily a function of the volume of SNG and LPG consumed by customers and the price per thermal unit or gallon charged to customers. Because both SNG and LPG are derived from crude oil, revenue levels, without volume changes, will generally track global oil prices. Utility revenue includes fuel adjustment charges through which the changes in feedstock costs are passed through to utility customers. Evaluating the performance of this business based on contribution margin removes the volatility associated with fluctuations in the price of feedstock.

Volume is primarily driven by the tourism industry and economic growth in the state of Hawaii and by shifts of end users between gas and other energy sources and competitors. In 2008, tourism declined sharply in the wake of the broader economic slowdown and the decline had an impact on the volume of gas consumed by tourism dependent businesses such as restaurants and resorts/hotels. According to the State of Hawaii Department of Business and Economic Development and Tourism (DBEDT), visitor arrivals, one measure of the health of the tourism industry, decreased by approximately 11% in 2008 from 2007. In 2009, DBEDT expects visitor arrivals to decline by a further 2%.

There are approximately 220 entities regulated by the Hawaii Public Utilities Commission, or HPUC, excluding transportation businesses. They include one gas utility, four electric utilities, 37 water and sewage utilities and 178 telecommunications utilities. The four electric utility operators, combined, serve approximately 508,000 customers. Since all businesses and residences have electric service, this provides an estimate of the total market size. TGC's regulated customer base is approximately 35,500 accounts and its non-regulated customer base is approximately 33,000 accounts. Accordingly, TGC's overall market penetration, as a percentage of total electric utility customers in Hawaii, is approximately 13% of all businesses and residences. TGC has 100% of Hawaii's regulated gas business and approximately 75% of Hawaii's unregulated gas business.

Prices charged by TGC to its customers for the utility gas business are based on HPUC-regulated rates that allow TGC the opportunity to recover its costs of providing utility gas service, including operating expenses and taxes, and capital investments through recovery of depreciation and a return on the capital invested. TGC's rate structure generally allows it to maintain a relatively consistent dollar-based margin per thermal unit by passing increases or decreases in fuel costs through to customers via fuel adjustment charges without filing a general rate case.

In August 2008, TGC submitted its application for an 8.4% increase in its utility rates. If approved, the new rates could be effective as early as July 2009. The rate case application is currently under review by the HPUC and independent Consumer Advocate. The outcome of the company’s rate application cannot be estimated.

The rates that are charged to non-utility customers are based on the cost of LPG plus delivery costs, and on the cost of alternative fuels and competitive factors.

TGC incurs expenses in operating and maintaining its facilities and distribution network, comprising a SNG plant, a 22-mile transmission line, 1,000 miles of distribution pipelines, several tank storage facilities and a fleet of vehicles. These costs are generally fixed in nature. Other operating expenses incurred, such as for LPG, feedstock for the SNG plant and revenue-based taxes, generally fluctuate with the volume of product sold. In addition, TGC incurs general and administrative expenses at its executive office that include expenses for senior management, accounting, information technology, human resources, environmental compliance, regulatory compliance, employee benefits, rents, utilities, insurance and other normal business costs.

As part of the regulatory approval process of our acquisition of TGC, we agreed to 14 regulatory conditions addressing a variety of matters. The more significant conditions include:

•	the non-recoverability of goodwill, transaction or transition costs in future rate cases;
•	a requirement to limit TGC and HGC's ratio of consolidated debt to total capital to 65%; and,
•	a requirement to maintain $20.0 million in readily available cash resources at TGC, HGC or the company.

District Energy Business

Our district energy business consists of Thermal Chicago and Northwind Aladdin, which are 100% and 75% indirectly owned by us. Thermal Chicago sells chilled water under long-term contracts to approximately 100 customers in downtown Chicago and one customer outside of the downtown area. Under the long-term contracts, Thermal Chicago receives both capacity and consumption payments. Capacity payments (cooling capacity revenue) are received regardless of the volume of chilled water used by a customer and these payments generally increase in line with inflation.

Consumption payments (cooling consumption revenue) are per unit charges for the volume of chilled water used. Such payments are higher in the second and third quarters of each year when the demand for building cooling is at its highest. Consumption payments also fluctuate moderately from year to year depending on weather conditions. By contract, consumption payments generally increase in line with a number of indices that reflect the cost of electricity, labor and other input costs relevant to the operations of Thermal Chicago. The weighting of the individual indices broadly reflects the composition of Thermal Chicago's direct expenses.

Thermal Chicago's principal direct expense is electricity. Other direct expenses are labor, operations and maintenance and depreciation and accretion. Electricity usage fluctuates in line with the volume of chilled water produced. Thermal Chicago focuses on minimizing the cost of electricity consumed per unit of chilled water produced by operating its plants to maximize efficient use of electricity. Other direct expenses are largely fixed regardless of the volumes of chilled water produced.

In 2007, the Illinois electricity generation market was deregulated. Thermal Chicago has entered into a contract with a retail energy supplier to provide the majority of our electricity in 2009 at a fixed price. Electricity for one of our plants is purchased by our landlord/customer and the cost is passed through to us. We estimate our 2009 electricity costs will increase by approximately 13% over 2008 and we will pass the increase through to customers. We will need to enter into supply contracts for 2010 and subsequent years and prices will fluctuate based on underlying power costs.

Under its customer contracts, Northwind Aladdin receives monthly fixed payments totaling approximately $5.4 million per annum through March 2016 and monthly fixed payments totaling approximately $2.0 million per year thereafter through February 2020. In January 2009, Northwind Aladdin signed another contract with a new customer providing for incremental monthly fixed payments totaling $300,000 in 2009 and $600,000 per annum from 2010 through March 2020. In addition, Northwind Aladdin receives consumption and other variable payments from its customers that allow it to recover substantially all of its operating costs.

Airport Parking Business

The revenue of our airport parking business is highly correlated with the number of passengers boarding flights in the 20 airport markets in which we operate. As discussed in prior filings, in the second quarter of 2008, our airport parking business saw its revenue trends turn negative as the U.S. airline industry experienced a number of bankruptcies and various airlines reduced passenger capacity significantly. These trends continued during the third quarter and accelerated in the fourth quarter as the U.S. economy slowed and business and leisure travel declined further.

Our revised expectations of enplanement growth and the consequential downward revision of our cash flow projections triggered an impairment analysis of our airport parking business. See “Critical Accounting Estimates” and Note 7, Intangible Assets, of our consolidated financial statements included in this Form 10-K for a discussion of the impairment analysis.

RESULTS OF OPERATIONS

Key Factors Affecting Operating Results

•	non-cash impairment charges of $87.5 million at our airport services business, consisting of $52.0 million related to goodwill, $21.7 million related to intangible assets and $13.8 million related to property, equipment, land and leasehold improvements, and $166.0 million at our airport parking business, consisting of $138.8 million to goodwill, $19.1 million to property, equipment, land and leasehold improvements and $8.1 million to intangible assets;
•	positive contributions to our results arising from the acquisitions of 29 FBOs during 2007 and three FBOs in the first quarter of 2008, partially offset by a decline in performance at existing locations;
•	performance fees to our Manager of $44.0 million for the first half of 2007 due to the out-performance of our stock price versus the benchmark index, that did not recur in 2008;
•	loss on extinguishment of debt in 2007, relating to the refinancing of our airport services and district energy businesses, which did not recur in 2008; and
•	increased interest expense due to higher levels of debt from acquisition financing and debt refinancings completed in 2007.

Our consolidated results of operations are as follows ($ in thousands):

	Year Ended December 31,			Change (from 2007 to 2008) Favorable/(Unfavorable)		Change (from 2006 to 2007) Favorable/(Unfavorable)
	2008	2007	2006	$	%	$	%
Revenues
Revenue from product sales	$586,054	$445,852	$262,432	140,202	31.4	183,420	69.9
Revenue from product sales - utility	121,770	95,770	50,866	26,000	27.1	44,904	88.3
Service revenue	339,543	284,860	201,835	54,683	19.2	83,025	41.1
Financing and equipment lease income	4,686	4,912	5,118	(226)	(4.6)	(206)	(4.0)
Total revenue	1,052,053	831,394	520,251	220,659	26.5	311,143	59.8
Costs and expenses
Cost of product sales	406,997	302,283	192,399	(104,714)	(34.6)	(109,884)	(57.1)
Cost of product sales – utility	103,216	64,371	14,403	(38,845)	(60.3)	(49,968)	NM
Cost of services	143,294	113,203	92,542	(30,091)	(26.6)	(20,661)	(22.3)
Gross profit	398,546	351,537	220,907	47,009	13.4	130,630	59.1
Selling, general and administrative	242,373	193,887	120,252	(48,486)	(25.0)	(73,635)	(61.2)
Fees to manager – related party	12,568	65,639	18,631	53,071	80.9	(47,008)	NM
Goodwill impairment	190,751	—	—	(190,751)	NM	—	NM
Depreciation	40,140	20,502	12,102	(19,638)	(95.8)	(8,400)	(69.4)
Amortization of intangibles	72,352	35,258	43,846	(37,094)	(105.2)	8,588	19.6
Total operating expenses	558,184	315,286	194,831	(242,898)	(77.0)	(120,455)	(61.8)
Operating income	(159,638)	36,251	26,076	(195,889)	NM	10,175	39.0
Other income (expense)
Dividend income	—	—	8,395	—	—	(8,395)	NM
Interest income	1,207	5,963	4,887	(4,756)	(79.8)	1,076	22.0
Interest expense	(104,095)	(81,653)	(77,746)	(22,442)	(27.5)	(3,907)	(5.0)
Loss on extinguishment of debt	—	(27,512)	—	27,512	NM	(27,512)	NM
Equity in earnings (losses) and amortization charges of investees	1,324	(32)	12,558	1,356	NM	(12,590)	(100.3)
Loss on derivative instruments	(2,597)	(1,220)	(1,373)	(1,377)	(112.9)	153	11.1
Gain on sale of equity investment	—	—	3,412	—	—	(3,412)	NM
Gain on sale of investment	—	—	49,933	—	—	(49,933)	NM
Gain on sale of marketable securities	—	—	6,738	—	—	(6,738)	NM
Other income (expense), net	38	(815)	594	853	104.7	(1,409)	NM
Net (loss) income before income taxes and minority interests	(263,761)	(69,018)	33,474	(194,743)	NM	(102,492)	NM
Benefit for income taxes	84,120	16,483	16,421	67,637	NM	62	0.4
Net (loss) income before minority interests	(179,641)	(52,535)	49,895	(127,106)	NM	(102,430)	NM
Minority interests	(1,168)	(481)	(23)	(687)	(142.8)	(458)	NM
Net (loss) income	$(178,473)	$(52,054)	$49,918	(126,419)	NM	(101,972)	NM

NM — Not meaningful

Gross Profit

The increase in our consolidated gross profit was primarily due to acquisitions made by our airport services business in 2007 and the first quarter of 2008, partially offset by a decline in performance at existing locations.

Selling, General and Administrative Expenses

The increase in our selling, general and administrative expenses was primarily a result of acquisitions made by our airport services business in 2007 and the first quarter of 2008. The ratio of selling, general and administrative expenses to gross profit increased due to declining activity levels, primarily in our airport services business, offset by various cost-saving initiatives.

Fees to Manager

The fees payable to our Manager in 2008 were lower primarily due to performance fees of $957,000 and $43.0 million in the first and second quarters of 2007 that did not recur in 2008. Our Manager elected to reinvest these performance fees in additional LLC interests. Base fees paid to our Manager in 2008 decreased by $9.1 million due to our lower market capitalization.

Our Board of Directors requested that the Manager reverse its decision to reinvest its base management in stock under the terms of the management services agreement due to the significant decline in the market price of our LLC interests between the end of the third quarter of 2008 and the time at which we would have issued those LLC interests and the resulting potential substantial dilution to existing shareholders. Our Manager agreed to this request and the third quarter 2008 base management fees have subsequently been paid in cash. Fourth quarter 2008 base management fees have also been paid in cash.

Goodwill Impairment

In accordance with SFAS No. 142, we performed our annual impairment test at the reporting unit level during the fourth quarter of 2008. Goodwill is considered impaired when the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, as determined under a two-step approach. Based on the testing performed, we recognized goodwill impairment charge of $52.0 million at our airport services and $138.8 million airport parking business during 2008.

Depreciation

The increase in depreciation was primarily due to acquisitions made by our airport services business in 2007 and the first quarter of 2008. Depreciation expense for 2008 also includes a non-cash impairment charge of $13.8 million and $19.1 million at our airport services business and airport parking business, respectively, recorded during the fourth quarter of 2008. Depreciation expense also increased as a result of capital expenditures by existing businesses that created higher asset balances.

Amortization of Intangibles

Amortization expense for 2008 includes a non-cash impairment charge of $21.7 million for contractual arrangements at our airport services business and $8.1 million for customer relationships, leasehold rights and trademarks at our airport parking business. Amortization expense of 2007 included a $1.3 million non-cash impairment charge relating to airport management contracts at our airport services business. These management contracts were subsequently sold in 2008.

Interest Expense

The increase in interest expense was due to a higher average level of debt outstanding, resulting from additional debt drawn to fund acquisitions and refinancings in the second half of 2007.

Loss on Extinguishment of Debt

We recognized a loss on extinguishment of debt of $27.5 million in 2007, related to refinancings at our airport services and district energy businesses. This loss included a $14.7 million make-whole payment in relation to the district energy business. The remainder was a non-cash write-off of previously deferred financing costs.

Equity in Earnings (Losses) and Amortization Charges of Investees

Our equity in the earnings of IMTT increased due to improved operating results from that business and a $12.3 million make-whole payment from a refinancing in 2007 that did not recur in 2008; offset by higher interest expense, due to a higher drawn debt balance and non-cash derivative-related losses of $46.3 million in 2008 compared with $21.0 million in 2007. For details on IMTT’s unrealized gains and offers on derivative instruments, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7 for Bulk Liquid Storage Terminal Business.

Under our shareholders agreement, cash distributions to us from IMTT after December 31, 2008, will be based generally on IMTT’s cash flow from operating activities less maintenance and environmental capital expenditures, subject to the business maintaining prudent reserves and legal net asset requirements. Changes in the fair value of derivatives are unlikely to have a material impact on net assets and do not impact the distributions under the shareholders agreement as they are non-cash in nature.

We completed our investment in IMTT in May of 2006 and have received $7.0 million in cash distributions from IMTT each quarter since second quarter of 2006. These distributions are not recorded in earnings, but are recorded against our investment in the business on our balance sheet and are shown as cash provided by operating activities in our statements of cash flows for the portion up to our 50% share of IMTT’s positive earnings. Distributions when IMTT records a net loss, or the amount of the distribution in excess of our share of its earnings, are reflected in our consolidated cash flow from investing activities. For 2008, $1.3 million of the $28.0 million dividends received was included in cash from operating activities and $26.7 million was included in investing activities.

Income Taxes

Our income tax benefit in 2007 and 2008 differs from the statutory federal tax rate of 35% primarily due to state income taxes, the difference between the taxable income portion of our distributions from IMTT and the book income attributable to our investment in IMTT and for 2008 the portion of our impairment attributable to non-deductible goodwill.

Earnings Before Interest, Taxes, Depreciation and Amortization, or EBITDA

We have included EBITDA, a non-GAAP financial measure, on a consolidated basis as well as for each of our businesses as we consider it to be an important measure of our overall performance. We believe our presentation of EBITDA provides additional insight into the performance of our operating companies and our ability to service our obligations and to pay distributions.

	Year Ended December 31,			Change (from 2007 to 2008) Favorable/(Unfavorable)		Change (from 2006 to 2007) Favorable/(Unfavorable)
	2008	2007	2006	$	%	$	%
	($ in thousands)
Net (loss) income	$(178,473)	$(52,054)	$49,918	(126,419)	NM	(101,972)	NM
Interest expense, net	102,888	75,690	72,859	(27,198)	(35.9)	(2,831)	(3.9)
Income tax benefit	(84,120)	(16,483)	(16,421)	67,637	NM	62	0.4
Depreciation(1)	40,140	20,502	12,102	(19,638)	(95.8)	(8,400)	(69.4)
Depreciation – cost of services(1)	30,096	11,013	9,264	(19,083)	(173.3)	(1,749)	(18.9)
Amortization(2)	72,352	35,258	43,846	(37,094)	(105.2)	8,588	19.6
EBITDA	$(17,117)	$73,926	$171,568	(91,043)	(123.2)	(97,642)	(56.9)

NM — Not meaningful

(1)	Depreciation — cost of services includes depreciation expense for our district energy business and airport parking business, which are reported in cost of services in our consolidated statements of operations. Depreciation and Depreciation — cost of services do not include step-up depreciation expense of $6.9 million, $6.9 million and $4.6 million in connection with our investment in IMTT for the years ended December 31, 2008, 2007 and 2006, respectively, which is reported in equity earnings (losses) and amortization charges of investees in our statements of operations.
(2)	Does not include step-up amortization expense related to intangible assets in connection with our investment in IMTT of $1.1 million, $1.1 million and $756,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Also, does not include step-up amortization expense related to intangible assets in connection with our prior investment in the toll road business of $3.9 million for year ended December 31, 2006. These are both reported in equity in earnings (losses) and amortization charges of investees in our statements of operations. Included in amortization expense for the year ended December 31, 2006 is a $23.5 million non-cash impairment charge relating to trademarks and domain names at our airport parking business. Included in amortization expense for 2007 is a $1.3 million non-cash impairment charge on the airport management contracts at our airport services business. The airport management contracts at our airport services business were subsequently sold in 2008.

Net (loss) income includes various non-cash items which have not been reversed in calculating EBITDA above. These non-cash items, which are described below, totaled ($ in thousands):

	Year Ended December 31,
	2008	2007	2006
Non-cash expense items, net	$216,486	$89,374	$5,506

Non-cash items include:

•	non-cash goodwill impairment charges of $52.0 million at our airport services business and a $138.8 million charge at our airport parking business;
•	performance fees to our Manager of $44.0 million in 2007;
•	loss on extinguishment of debt in 2007 of $27.5 million from refinancing of the debt of our airport services and district energy businesses (comprised of a $14.7 million make-whole payment and $12.8 million non-cash write-off of previously deferred financing costs);
•	non-cash losses on derivative instruments of $2.6 million in 2008 and non-cash derivative losses of $1.2 million in 2007; and,
•	higher equity in earnings from our 50% interest in IMTT as a result of improved performance, offset by $46.3 million non-cash losses on derivatives recorded by IMTT for 2008 compared with non-cash losses on derivatives of $21.0 million in 2007 and a $12.3 million loss on extinguishment of debt as a result of the associated make-whole payment. We record 50% of these non-cash losses in our equity in earnings (losses) and amortization charges of investee in our consolidated results.

Excluding the above non-cash items, EBITDA for 2008 would have increased by approximately 22.1%.

AIRPORT SERVICES BUSINESS

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The overall decline in economic activity in the U.S. has resulted in a decrease in the use of general aviation jet aircraft by some corporations and individuals. Activity at airports at which our airport services business operates was down by 9% in 2008 compared with 2007, as measured by the number of flight movements. This compares favorably with estimates of an industry-wide decrease in general aviation jet flight operations of 12%. The relatively better performance at the airports in our portfolio reflects the popularity of the destinations at which our business operates.

The industry-wide decline in flight activity accelerated in the last quarter of 2008 and was down 25.5% in November 2008 compared with November of 2007. The decrease in flight activity was not as severe in December 2008 with a decline of 19% versus the prior comparable period. Flight activity at the airports at which we operate were down 17% in December 2008 versus December 2007. We believe industry-wide flight activity in January 2009 was consistent with the level reported in December 2008.

Flight movements and the volume of fuel sold are not directly correlated as other factors, such as the size of the aircraft in use, can significantly affect jet fuel consumption. For example, in 2008 the reduction in flight movements has been driven by a curtailment of activity by smaller jets that use less fuel and, therefore, the impact on fuel volume consumed has been less than the reduction in total activity.

The 9% decline in general aviation jet flight activity at airports in our network resulted in a 8.7% decline in the volume of general aviation fuel sold in 2008 compared to 2007. In addition to the decline in the volume of fuel sold, the business has also experienced some compression of average margins on fuel sales. Margin compression has resulted in part from an increased percentage of purchases by base tenants compared to transient customers, as base tenants tend to pay lower average margins. The increase in purchases made by base tenants relative to transient customers reversed trends we experienced in 2007. Some of our competitors are pursuing more aggressive pricing strategies, which have led to increased margin pressure at some of our locations. Margin compression has also resulted from management decisions to convert some customers from retail sales to into-plane (contract) sales where credit card fees on the retail sale would have reduced profitability by more than the lower average margin on the into-plane sale.

Management of the airport services business has successfully reduced expenses and partially offset the decline in volume and margins on fuel sales. As of September 2008, we have reduced run-rate costs by approximately $1.8 million per month, primarily through synergies realized in the integration of acquired sites and rationalization of staffing levels.

The decline in our stock price, particularly over the latter part of 2008, has caused our book value to exceed our market capitalization. As a result we have booked a non-cash impairment charge to goodwill of $87.5 million in our airport services business in the fourth quarter of 2008 in accordance with SFAS No. 142.

The following section summarizes the historical consolidated financial performance of our airport services business for the years ended December 31, 2008 and 2007.

The acquisition column and the total 2008 results in the table below include the operating results for:

•	Supermarine for the period January 1, 2008 to May 31, 2008;
•	Mercury for the period January 1, 2008 to August 8, 2008;
•	San Jose for the period January 1, 2008 to August 16, 2008;
•	Rifle for the period January 1, 2008 to November 30, 2008; and,
•	Sevenbar for the period March 4, 2008 to December 31, 2008.

Key Factors Affecting Operating Results

•	non-cash impairment charges of $52.0 million related to goodwill, $21.7 million related to intangible assets and $13.8 million related to property, equipment, land and leasehold improvements;
•	positive contribution from acquisitions completed in 2007 and 2008;
•	lower fuel volumes and lower weighted average fuel margins at existing locations;
•	higher interest expense related to acquisition funding and increased borrowings associated with the refinancing of the business’ primary debt facility in October 2007; and
•	lower compensation expense resulting from cost efficiencies.

	Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
	Existing Locations(2)					Total
	2008	2007	Change Favorable/(Unfavorable)		Acquisitions(3)	2008	2007	Change Favorable/(Unfavorable)
	$	$	$	%	$	$	$	$	%
	($ in thousands) (unaudited)
Revenue
Fuel revenue	365,262	371,250	(5,988)	(1.6)	129,548	494,810	371,250	123,560	33.3
Non-fuel revenue	157,923	163,086	(5,163)	(3.2)	63,569	221,492	163,086	58,406	35.8
Total revenue	523,185	534,336	(11,151)	(2.1)	193,117	716,302	534,336	181,966	34.1
Cost of revenue
Cost of revenue-fuel	251,084	237,112	(13,972)	(5.9)	91,018	342,102	237,112	(104,990)	(44.3)
Cost of revenue-non-fuel	16,420	20,568	4,148	20.2	15,778	32,198	20,568	(11,630)	(56.5)
Total cost of revenue	267,504	257,680	(9,824)	(3.8)	106,796	374,300	257,680	(116,620)	(45.3)
Fuel gross profit	114,178	134,138	(19,960)	(14.9)	38,530	152,708	134,138	18,570	13.8
Non-fuel gross profit	141,503	142,518	(1,015)	(0.7)	47,791	189,294	142,518	46,776	32.8
Gross profit	255,681	276,656	(20,975)	(7.6)	86,321	342,002	276,656	65,346	23.6
Selling, general and administrative expenses	148,546	155,474	6,928	4.5	56,758	205,304	155,474	(49,830)	(32.1)
Goodwill impairment	51,473	—	(51,473)	NM	527	52,000	—	(52,000)	NM
Depreciation and amortization	77,271	44,753	(32,518)	(72.7)	16,632	93,903	44,753	(49,150)	(109.8)
Operating income	(21,609)	76,429	(98,038)	(128.3)	12,404	(9,205)	76,429	(85,634)	(112.0)
Interest expense, net	(45,847)	(42,559)	(3,288)	(7.7)	(17,120)	(62,967)	(42,559)	(20,408)	(48.0)
Loss on extinguishment of debt	—	(9,804)	9,804	NM	—	—	(9,804)	9,804	NM
Other (expense) income	(323)	(775)	452	58.3	82	(241)	(775)	534	68.9
Unrealized losses on derivative instruments	(1,709)	(1,659)	(50)	(3.0)	(162)	(1,871)	(1,659)	(212)	(12.8)
Income tax benefit (provision)	28,003	(8,575)	36,578	NM	1,933	29,936	(8,575)	38,511	NM
Net (loss) income(1)	(41,485)	13,057	(54,542)	NM	(2,863)	(44,348)	13,057	(57,405)	NM
Reconciliation of net (loss) income to EBITDA:
Net (loss) income(1)	(41,485)	13,057			(2,863)	(44,348)	13,057
Interest expense, net	45,847	42,559			17,120	62,967	42,559
Income tax (benefit) provision	(28,003)	8,575			(1,933)	(29,936)	8,575
Depreciation and amortization	77,271	44,753			16,632	93,903	44,753
EBITDA	53,630	108,944	(55,314)	(50.8)	28,956	82,586	108,944	(26,358)	(24.2)

NM — Not meaningful

(1)	Corporate allocation expense, and the federal tax effect, have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.
(2)	Results for the existing locations columns include Supermarine FBOs from May 30, 2007 (following our acquisition) to December 31, 2007 and June 1, 2008 to December 31, 2008; Mercury FBOs from August 9, 2007 (following our acquisition) to December 31, 2007 and August 9, 2008 to December 31, 2008; San Jose FBOs from August 17, 2007 (following our acquisition) to December 31, 2007 and August 17, 2008 to December 31, 2008; and Rifle FBO from November 30, 2007 (following our acquisition) to December 31, 2007 and December 1, 2008 to December 31, 2008. Also included are all locations owned since January 1, 2007 for the full year.
(3)	Acquisitions include the results of Supermarine FBOs (acquired May 30, 2007) for the period January 1, 2008 to May 31, 2008; Mercury FBOs (acquired August 9, 2007) for the period January 1, 2008 to August 8, 2008; San Jose FBOs (acquired August 17, 2007) for the period January 1, 2008 to August 16, 2008; Rifle FBOs (acquired November 30, 2007) for the period January 1, 2008 to November 30, 2008 and Seven Bar FBOs (acquired March 4, 2008).

Revenue and Gross Profit

The majority of the revenue and gross profit in our airport services business is generated through fuelling general aviation aircraft at our 72 fixed base operations around the United States. This revenue is categorized according to who owns the fuel we use to service these aircraft. If we own the fuel, we record our cost to purchase that fuel as cost of revenue-fuel. Our corresponding fuel revenue is our cost to purchase that fuel plus a margin. We generally pursue a strategy of maintaining, and where appropriate increasing, dollar-based margins, thereby passing any increase or decrease in fuel prices through to the customer. We also have into-plane arrangements whereby we fuel aircraft with fuel owned by another party. We collect a fee for this service that is recorded as non-fuel revenue. Other non-fuel revenue includes various services such as hangar rentals, ramp fees and de-icing. Cost of revenue–non-fuel includes our cost, if any, to provide these services.

The key factors behind changes in revenue and gross profit are fuel volume and our dollar-based margin per gallon. This applies to both fuel and into-plane revenue. Our customers will occasionally move from one category to the other. Therefore, we believe discussing our fuel and non-fuel revenue and gross profit and the related metrics on a combined basis provides a more meaningful analysis of our airport services business.

The growth in gross profit at all sites was primarily due to the inclusion of the results of sites acquired in 2007 and 2008. Gross profit at existing locations decreased mainly due to lower fuel volume resulting from lower general aviation activity (declines of 17.8% and 8.7% for the quarter and the year, respectively) and lower average general aviation fuel margins. Gross profit from other services at existing locations increased by 2.8% in 2008 as a result of higher de-icing revenue and hangar rentals in the first half of the year. For the quarter ended December 31, 2008, gross profit from other services declined as a result of lower general aviation traffic.

We attribute the volume decline primarily to a decrease in general aviation transient traffic. We believe the decline in transient traffic is due primarily to overall soft economic conditions. The slowing economy has contributed to a general decrease in corporate activity and reduction in business-related general aviation activity. The continuation or worsening of the current economic conditions could exacerbate this effect on our business.

While we seek to maintain or increase a dollar-based margin per gallon backed by a premium services offering, increased fuel prices that peaked in mid-2008 led to an increased focus on cost by some of our customers. These customers negotiated more aggressively on fuel purchases and contributed to a decrease in our average margins through the third quarter. Declining fuel price in the fourth quarter had a favorable impact on average fuel margins. In addition, some of our competitors are pursuing more aggressive pricing strategies that have also contributed to increased margin pressure.

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses at existing locations for the year ended December 31, 2008 is due primarily to cost efficiencies resulting from integration of recently acquired businesses and management’s actions to streamline our cost structure in response to the decline in gross profit resulting from the overall slowing of the economy. For the quarter ended December 31, 2008, selling, general and administrative expense decreased at our existing locations by $6.8 million or, 12.7%, primarily as a result of the cost reduction initiatives. Declining fuel prices contributed approximately $842,000 to the decrease in operating costs in the fourth quarter due to a reduction in credit card fees. The majority of the ongoing savings were fully realized during the third quarter and therefore are not completely reflected in the full year results.

Goodwill Impairment

In accordance with SFAS No. 142, we performed our annual impairment test at the reporting unit level during the fourth quarter of 2008. Goodwill is considered impaired when the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, as determined under a two-step approach. Based on the testing performed, we recognized a goodwill impairment charge of $52.0 million during 2008.

Depreciation and Amortization

The increase in depreciation and amortization expense was due to a non-cash impairment charge of $35.5 million, consisting of $21.7 million related to contractual arrangements and $13.8 million related to property, equipment, land and leasehold improvements at our airport services business, during the fourth quarter of 2008. Amortization expense of 2007 included a $1.3 million non-cash impairment charge relating to airport management contracts at our airport services business. These management contracts were subsequently sold in 2008.

Interest Expense, Net

The increase in interest expense in 2008 is due to the increased debt levels used to finance a portion of our 2007 acquisitions and growth capital expenditures, as well as the refinancing of the business’ debt facilities in October 2007. The refinancing consolidated all borrowings outstanding at the time.

EBITDA

Excluding the non-cash losses stemming from changes in the fair value of derivative instruments in 2008 and 2007, goodwill impairment in 2008 and the loss on debt extinguishment in 2007, EBITDA at existing locations would have decreased by 11.3% and 22.7% for the year and the quarter, respectively. EBITDA at all locations would have increased 13.3% for the year and decreased 21.6% the fourth quarter. The EBITDA decline is driven by a decrease in gross profit partially offset by cost savings.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The following section summarizes the historical consolidated financial performance of our airport services business for the year ended December 31, 2006 and 2007. The acquisition column and the total 2007 (with the remainder of the year and the corresponding period in 2006 included in existing locations) results in the table below include the operating results for:

•	Trajen for the period January 1, 2007 to June 30, 2007;
•	Supermarine for the period May 30, 2007 to December 31, 2007;
•	Mercury for the period August 9, 2007 to December 31, 2007;
•	San Jose for the period August 17, 2007 to December 31, 2007; and
•	Rifle for the period November 30, 2007 to December 31, 2007.

Key Factors Affecting Operating Results

•	contribution of positive operating results from acquisitions completed in 2006 and 2007;
•	higher dollar per gallon fuel margins at existing locations;
•	higher non-military fuel volumes at existing locations;
•	increased de-icing revenue in the first quarter of 2007 as a result of colder winter in the Northeast region of the country; and,
•	higher expenses related to increased borrowings for acquisitions in completed in May and August 2007.

	Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
	Existing Locations(2)					Total
	2007	2006	Change Favorable/(Unfavorable)		Acquisitions(3)	2007	2006	Change Favorable/(Unfavorable)
	$	$	$	%	$	$	$	$	%
	($ in thousands) (unaudited)
Revenue
Fuel revenue	237,853	225,570	12,283	5.4	133,397	371,250	225,570	145,680	64.6
Non-fuel revenue	101,656	87,306	14,350	16.4	61,430	163,086	87,306	75,780	86.8
Total revenue	339,509	312,876	26,633	8.5	194,827	534,336	312,876	221,460	70.8
Cost of revenue
Cost of revenue-fuel	145,470	137,884	(7,586)	(5.5)	91,642	237,112	137,884	(99,228)	(72.0)
Cost of revenue-non-fuel	9,633	8,499	(1,134)	(13.3)	10,935	20,568	8,499	(12,069)	(142.0)
Total cost of revenue	155,103	146,383	(8,720)	(6.0)	102,577	257,680	146,383	(111,297)	(76.0)
Fuel gross profit	92,383	87,686	4,697	5.4	41,755	134,138	87,686	46,452	53.0
Non-fuel gross profit	92,023	78,807	13,216	16.8	50,495	142,518	78,807	63,711	80.8
Gross profit	184,406	166,493	17,913	10.8	92,250	276,656	166,493	110,163	66.2
Selling, general and administrative expenses	100,466	93,293	(7,173)	(7.7)	55,008	155,474	93,293	(62,181)	(66.7)
Depreciation and amortization	26,338	25,282	(1,056)	(4.2)	18,415	44,753	25,282	(19,471)	(77.0)
Operating income	57,602	47,918	9,684	20.2	18,827	76,429	47,918	28,511	59.5
Interest expense, net	(28,296)	(25,662)	(2,634)	(10.3)	(14,263)	(42,559)	(25,662)	(16,897)	(65.8)
Loss on extinguishment of debt	(6,951)	—	(6,951)	NM	(2,853)	(9,804)	—	(9,804)	NM
Other (expense) income	(822)	(10)	(812)	NM	47	(775)	(10)	(765)	NM
Unrealized (losses) gains on derivative instruments	(1,907)	(2,417)	510	21.1	248	(1,659)	(2,417)	758	31.4
Income tax provision	(7,780)	(6,302)	(1,478)	(23.5)	(795)	(8,575)	(6,302)	(2,273)	(36.1)
Net income(1)	11,846	13,527	(1,681)	(12.4)	1,211	13,057	13,527	(470)	(3.5)
Reconciliation of net income to EBITDA:
Net income(1)	11,846	13,527			1,211	13,057	13,527
Interest expense, net	28,296	25,662			14,263	42,559	25,662
Income tax provision	7,780	6,302			795	8,575	6,302
Depreciation and amortization	26,338	25,282			18,415	44,753	25,282
EBITDA	74,260	70,773	3,487	4.9	34,684	108,944	70,773	38,171	53.9

NM — Not meaningful

(1)	Corporate allocation expense, and the federal tax effect, have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.
(2)	Results for the existing locations columns include Trajen's results from July 1 to December 31 in 2007 and July 11 to December 31 in 2006.
(3)	Acquisitions include the results of Trajen FBOs (acquired July 11, 2006) for the period January 1 to June 30, 2007 only, Supermarine FBOs (acquired May 30, 2007) for the period May 30 to December 31, 2007, Mercury FBOs (acquired August 9, 2007) for the period of August 9 to December 31, 2007, San Jose FBOs (acquired August 17, 2007) for the period August 17 to December 31, 2007 and Rifle FBOs (acquired Nov 30, 2007) for the period of November 30, 2007 to December 31, 2007.

Revenue and Gross Profit

Most of the revenue and gross profit in our airport services business is generated through fuelling general aviation aircraft at our 69 FBOs around the United States. This revenue is categorized according to who owns the fuel we use to service these aircraft. If we own the fuel, we record our cost to purchase that fuel as cost of revenue-fuel. Our corresponding fuel revenue is our cost to purchase that fuel plus a margin. We generally pursue a strategy of maintaining, and where appropriate increasing, dollar margins, thereby passing any increase in fuel prices to the customer. We also have into-plane arrangements whereby we fuel aircraft with fuel owned by another party. We collect a fee for this service that is recorded as non-fuel revenue. Other non-fuel revenue includes various services such as hangar rentals, de-icing and airport services. Cost of revenue–non-fuel includes our cost, if any, to provide these services.

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

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses was primarily due to the addition of expense associated with the integration and rebranding of the acquired locations. The increase at our existing locations was a result of increased compensation expense, including non-cash benefits, in addition to higher credit card fees and increased maintenance and repair costs.

Interest Expense, Net

The increase in total interest expense was due to the increased debt level associated with acquisitions in 2007, including borrowings of $32.5 million to partially finance our acquisition of Supermarine, borrowings of $192.0 million to partially finance our acquisition of Mercury and borrowings of $80.0 million to partially finance our acquisition of San Jose. In October 2007, we refinanced all existing debt into a new term debt facility for $900.0 million, a $50.0 million capital expenditure facility and a $20.0 million working capital revolving facility.

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

BULK LIQUID STORAGE TERMINAL BUSINESS

We account for our 50% interest in this business under the equity method. We recognized income of $1.3 million in our consolidated results for the year ended December 31, 2008. This included our 50% share of IMTT’s net income for the year, which was $6.1 million, offset by $4.7 million of additional depreciation and amortization expense (net of taxes). For the year ended December 31, 2007, we recognized a loss of $32,000 in our consolidated results. This included our 50% share of IMTT’s net income of $4.8 million, offset by additional depreciation and amortization expense (net of taxes).

We have received $7.0 million in cash distributions from IMTT each quarter since completing our investment in May 2006. These distributions, to the degree classified as taxable dividends and not a return of capital for income tax purposes, qualify for the federal dividends received deduction; therefore, 80% of this amount is excluded in calculating our consolidated federal taxable income. Any distributions classified as a return of capital for income tax purposes will reduce our tax basis in IMTT. IMTT declared a dividend of $14.0 million in December 2008 with $7.0 million payable to us that we have recorded as a receivable at December 31, 2008, which we received in January 2009.

To enable meaningful analysis of IMTT's performance across periods, IMTT's performance for the 3 years ended December 31, 2008 is discussed below, including the period prior to our ownership.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Key Factors Affecting Operating Results

•	terminal revenue and terminal gross profit increased principally due to:
•	increases in average tank rental rates;
•	increases in storage capacity rented to customers; and
•	increases in revenue from the provision of other services due to the commencement of operations of a new storage facility at Geismar, LA.
•	revenue and gross profit from environmental response services increased principally due to spill response work and other activities related to a July 2008 fuel oil spill on the Mississippi River.

	Year Ended December 31,
	2008	2007	Change Favorable/(Unfavorable)		2007	2006	Change Favorable/(Unfavorable)
	$	$	$	%	$	$	$	%
	($ in thousands) (unaudited)
Revenue
Terminal revenue	306,103	250,733	55,370	22.1	250,733	206,866	43,867	21.2
Environmental response revenue	46,480	24,464	22,016	90.0	24,464	18,599	5,865	31.5
Total revenue	352,583	275,197	77,386	28.1	275,197	225,465	49,732	22.1
Costs and expenses
Terminal operating costs	155,000	135,726	(19,274)	(14.2)	135,726	112,093	(23,633)	(21.1)
Environmental response operating costs	34,658	19,339	(15,319)	(79.2)	19,339	11,941	(7,398)	(62.0)
Total operating costs	189,658	155,065	(34,593)	(22.3)	155,065	124,034	(31,031)	(25.0)
Terminal gross profit	151,103	115,007	36,096	31.4	115,007	94,773	20,234	21.3
Environmental response gross profit	11,822	5,125	6,697	130.7	5,125	6,658	(1,533)	(23.0)
Gross profit	162,925	120,132	42,793	35.6	120,132	101,431	18,701	18.4
General and administrative expenses	30,076	24,435	(5,641)	(23.1)	24,435	22,350	(2,085)	(9.3)
Depreciation and amortization	44,615	36,025	(8,590)	(23.8)	36,025	31,056	(4,969)	(16.0)
Operating income	88,234	59,672	28,562	47.9	59,672	48,025	11,647	24.3
Interest expense, net	(23,540)	(14,349)	(9,191)	(64.1)	(14,349)	(15,759)	1,410	8.9
Loss on extinguishment of debt	—	(12,337)	12,337	NM	(12,337)	—	(12,337)	NM
Other income	2,141	4,595	(2,454)	(53.4)	4,595	2,977	1,618	54.4
Unrealized (losses) gains on derivative instruments	(46,277)	(21,022)	(25,255)	(120.1)	(21,022)	1,930	(22,952)	NM
Provision for income taxes	(9,452)	(7,076)	(2,376)	(33.6)	(7,076)	(16,559)	9,483	57.3
Minority interest	1,003	143	860	NM	143	—	143	NM
Net income	12,109	9,626	2,483	25.8	9,626	20,614	(10,988)	(53.3)
Reconciliation of net income to EBITDA:
Net income	12,109	9,626			9,626	20,614
Interest expense, net	23,540	14,349			14,349	15,759
Provision for income taxes	9,452	7,076			7,076	16,559
Depreciation and amortization	44,615	36,025			36,025	31,056
EBITDA	89,716	67,076	22,640	33.8	67,076	83,988	(16,912)	(20.1)

NM — Not meaningful.

Revenue and Gross Profit

The increase in terminal revenue reflects growth in all major service segments. Storage revenue grew as the average rental rates charged to customers increased by 14.8% during 2008. The increase in storage revenue also reflected a 5.3% increase in storage capacity rented to customers for 2008, as the business completed certain expansion projects and reported contributions from a facility acquired in November 2007. In addition, the commencement of storage and related logistics services for our principal customer at the new Geismar, LA terminal contributed $12.2 million to terminal revenue in 2008.

Storage capacity utilization, defined as storage capacity rented divided by total capacity available, remained relatively constant at 94% during 2008 and 2007.

Increases in terminal revenue were offset by higher operating costs relating to the commencement of operations at Geismar, LA, the increase in storage capacity and throughput associated with the expansion of existing facilities, the acquisition of a new facility at Joliet in November 2007 and IMTT’s extensive tank inspection and repair program being undertaken in LA. Also operating costs in 2008 were increased by a $2.0 million excise tax settlement related to IMTT’s handling of alcohol during 2005 and a $1.0 million accrual for a potential air emission fee at Bayonne. Please see “Legal Proceedings” in Part I, Item 3 for discussion on the air emission fee.

Revenue and gross profit from environmental response services increased substantially during 2008 due to the central role played by Oil Mop in the response activities following the July 2008 fuel oil spill on the Mississippi River near New Orleans. Oil Mop generated $27.3 million in revenue from spill response work and ancillary services in 2008.

General and Administrative Expenses

Increased general and administrative costs during 2008 resulted from an exchange rate loss recorded for the Quebec facility consolidation, bad debt reserve for customers under bankruptcy protection and increased overhead costs due to the significant increase in environmental response activity.

Depreciation and Amortization

Depreciation and amortization expense increased by $8.6 million as IMTT completed several major expansion projects.

Interest Expense, Net

Interest costs increased during 2008 primarily due to higher borrowings incurred to fund growth capital expenditures.

Loss on Extinguishment of Debt

Loss on extinguishment of debt in 2007 comprised a $12.3 million make-whole payment associated with the repayment of the two tranches of senior notes in conjunction with the establishment of a new $625.0 million revolving credit facility.

Other Income

Other income for 2008 declined primarily due to gains from insurance settlements in 2007 which did not reoccur in 2008.

Unrealized (Losses) Gains on Derivative Instruments

On October 1, 2008, IMTT adopted hedge accounting and designated its 90-day LIBOR-based interest rate swaps as cash flow hedges of forecasted interest payments indexed to 90-day LIBOR under its revolving credit facility. IMTT also designated its 30-day LIBOR-based interest rate swaps as cash flow hedges of forecasted interest payments indexed to 30-day LIBOR under its term loan facility. Finally, IMTT designated its interest rate swaps indexed to 67% of 30-day LIBOR as cash flow hedges of forecasted interest payments indexed to the Bond Market Association Municipal Swap Index (“BMA”) under its GO Zone and New Jersey bonds. As discussed below, the resulting quarterly non-cash derivative loss of $41.8 million is primarily due to hedge accounting treatment of IMTT’s revolving credit facility and GO Zone bonds hedge relationships.

During the fourth quarter of 2008, IMTT elected to pay interest indexed to the 30-day LIBOR rate on its revolving credit facility, rather than the 90-day LIBOR rate, which resulted in the loss of hedge accounting on this interest rate swap between October 1 and November 30, 2008. During this period, the entire fair value movement of $19.0 million on this derivative instrument was recognized as a loss. On December 1, 2008, a new hedge relationship was created to hedge all forecasted interest payments on this facility and thereby qualifying it for hedge accounting. This resulted in the hedge relationship being highly effective between December 1 and December 31, 2008, with $4.6 million of the fair value movement during this period recognized as other comprehensive income and the remaining $0.7 million of the fair value movement recognized as a loss.

For the quarter ended December 31, 2008, the hedge relationship on the GO Zone bonds was ineffective for hedge accounting purposes. As a result, the entire derivative fair value movement of $21.7 million during the fourth quarter of 2008 was recorded as a loss.

EBITDA

Excluding unrealized losses on derivative instruments, EBITDA for 2008 would have increased by 54.4%. EBITDA for 2007 includes the $12.3 million make-whole payment from the refinancing, which did not recur in 2008 EBITDA. Excluding both these factors, the equity in earnings to MIC would have increased by 46.0%.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

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

Other Income

During 2007, other income increased by $1.6 million over the previous year due to gains of $2.1 million on insurance settlements received for claims related to Hurricane Katrina and a reduction in losses from the nursery operations partially offset by favorable legal settlements and the write-off of payables during 2006.

Unrealized (Losses) Gains on Derivative Instruments

As part of financing activities during 2007, IMTT entered into additional interest rate swap arrangements to fix the effective interest rate on the new debt facilities. IMTT did not apply hedge accounting. As a result, movements in the fair value of interest rate derivatives held by IMTT were taken through earnings and reported in the unrealized (losses) gains on derivative instruments line in the IMTT financial statements.

EBITDA

Excluding non-cash (losses) gains on derivative instruments and the 2007 loss on extinguishment of debt, EBITDA would have increased by approximately 21.3%, primarily due to the increase in gross profit discussed above.

GAS PRODUCTION AND DISTRIBUTION BUSINESS

We completed our acquisition of TGC on June 7, 2006 and TGC contributed to our 2006 consolidated operating results from that date.

Because TGC's results of operations are only included in our consolidated financial results for less than seven months of 2006, the following analysis compares the historical results of operations for TGC under its current and prior owner. We believe that this is the most appropriate approach to analyzing the historical financial performance and trends of TGC.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Key Factors Affecting Operating Results

•	decreased utility contribution margin due principally to lower volume of gas sold; and
•	increased non-utility contribution margin primarily due to price increases during 2008, partially offset by higher cost of fuel and increased costs to deliver LPG to Oahu’s neighboring islands.

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

	Year Ended December 31,
	2008	2007	Change Favorable/(Unfavorable)		2007	2006	Change Favorable/(Unfavorable)
	$	$	$	%	$	$	$	%
	($ in thousands) (unaudited)
Contribution margin
Revenue – utility	121,770	95,770	26,000	27.1	95,770	93,602	2,168	2.3
Cost of revenue – utility	91,978	64,371	(27,607)	(42.9)	64,371	63,222	(1,149)	(1.8)
Contribution margin – utility	29,792	31,399	(1,607)	(5.1)	31,399	30,380	1,019	3.4
Revenue – non-utility	91,244	74,602	16,642	22.3	74,602	67,260	7,342	10.9
Cost of revenue - non-utility	55,504	44,908	(10,596)	(23.6)	44,908	40,028	(4,880)	(12.2)
Contribution margin – non-utility	35,740	29,694	6,046	20.4	29,694	27,232	2,462	9.0
Total contribution margin	65,532	61,093	4,439	7.3	61,093	57,612	3,481	6.0
Production	5,717	4,913	(804)	(16.4)	4,913	4,718	(195)	(4.1)
Transmission and distribution	14,912	15,350	438	2.9	15,350	14,110	(1,240)	(8.8)
Selling, general and administrative expenses	18,374	16,350	(2,024)	(12.4)	16,350	16,116	(234)	(1.5)
Depreciation and amortization	6,739	6,737	(2)	NM	6,737	6,089	(648)	(10.6)
Operating income	19,790	17,743	2,047	11.5	17,743	16,579	1,164	7.0
Interest expense, net	(9,390)	(9,195)	(195)	(2.1)	(9,195)	(8,666)	(529)	(6.1)
Other income (expense)	148	(162)	310	191.4	(162)	(1,605)	1,443	89.9
Unrealized losses on derivative instruments	(221)	(431)	210	48.7	(431)	(3,717)	3,286	88.4
Income tax provision(1)	(4,044)	(3,115)	(929)	(29.8)	(3,115)	(1,015)	(2,100)	NM
Net income(2)	6,283	4,840	1,443	29.8	4,840	1,576	3,264	NM
Reconciliation of net income to EBITDA:
Net income(2)	6,283	4,840			4,840	1,576
Interest expense, net	9,390	9,195			9,195	8,666
Income tax provision(1)	4,044	3,115			3,115	1,015
Depreciation and amortization	6,739	6,737			6,737	6,089
EBITDA	26,456	23,887	2,569	10.8	23,887	17,346	6,541	37.7

NM — Not meaningful

(1)	Income tax provision for 2007 and 2006 has been calculated based on 2008 tax rate for comparability.
(2)	Corporate allocation expense, and the federal tax effect, have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Contribution Margin and Operating Income

Utility contribution margin decreased primarily due to lower volume of gas sold. Sales volume in 2008 was approximately 4% lower than 2007. Prior to the third quarter of 2008, a portion of utility customer fuel cost adjustments was offset by withdrawals from an acquisition funded escrow account that was fully exhausted in the second quarter of 2008. For 2008 and 2007, withdrawals of $1.6 million and $1.9 million, respectively, were recorded in cash flows from operating activities.

Non-utility contribution margin increased due to customer price increases, partially offset by higher costs of LPG and increases in the cost to transport LPG between islands. The volume of gas products sold in 2008 was approximately 2% lower than 2007.

We believe a number of factors such as rising energy prices over the last several years and a decline in tourism have contributed to a softening in the Hawaii economy. While recent energy prices have declined, we have yet to see a return to consumption at previous levels and our volumes could continue to trend downward. This is reflected in lower usage of gas for cooking, laundry services and water heating in tourism-related businesses. Additionally, SNG and LPG are impacted by world oil prices. We pass through these costs in our utility business. For our non-utility business, the pass through of these costs depends on competitive pressures. The softening of Hawaii’s economy is reflected in a growing trend of business layoffs, closures and bankruptcies, some of which are customers of TGC. As a result of these conditions, we believe that 2009 will present challenges to maintaining the operating results achieved during 2008.

Production costs increased primarily due to higher electricity, material and personnel costs. Transmission and distribution costs were lower due principally to lower costs related to the completion of the government required pipeline inspection, and lower adjustment to reserves for asset retirement costs, partially offset by higher personnel and rent costs. Selling, general and administrative costs were higher due to an increase in bad debt expenses due to bankruptcies and business closures, higher personnel costs, including overtime and fewer vacancies, higher employee benefit costs, including pension expense, and higher professional services costs.

Interest Expense, Net

Interest expense increased due to higher outstanding borrowings for utility capital expenditures during 2008.

EBITDA

EBITDA was higher in 2008 compared with 2007 primarily due to non-utility operating results partially offset by higher selling, general and administration costs and lower utility operating results.

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

Cooling consumption revenue is a variable charge based on the volume of chilled water actually used during a billing period. Cooling consumption revenue and the related direct costs vary within a relatively predictable range. Per ton consumption charges are generally linked to changes in a number of economic factors. The terms of our customer contracts provide for the pass through of increases or decreases in our electricity costs, the largest component of our direct expenses.

We believe that our district energy business will continue to generate stable cash flows and revenue due to both the nature of these two charges and the long-term contractual relationship with our customers.

We are not subject to specific government regulation, but our downtown Chicago operations are operated subject to the terms of a Use Agreement with the City of Chicago. The Use Agreement establishes the rights and obligations of our district energy business and the City of Chicago for the utilization of certain public ways of the City of Chicago for the operation of our district cooling system. Under the Use Agreement, we have a non-exclusive right to construct, install, repair, operate and maintain the plants, facilities and piping essential in providing district cooling chilled water service to customers. During the third quarter of 2008, the Chicago City Council approved Amendment 25 to our Use Agreement which extends the term of the agreement for an additional 20 years until December 31, 2040.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Key Factors Affecting Operating Results

•	annual inflation-linked increases in contract capacity rates, resulting in higher capacity revenue;
•	cooler average temperatures resulting in decreased cooling consumption revenue and overall electricity costs due to lower ton-hour sales; and
•	higher borrowings associated with the refinanced debt facility established in September 2007, resulting in increased interest expense.

	Year Ended December 31,
	2008	2007	Change Favorable/(Unfavorable)		2007	2006	Change Favorable/(Unfavorable)
	$	$	$	%	$	$	$	%
	($ in thousands) (unaudited)
Cooling capacity revenue	19,350	18,854	496	2.6	18,854	17,407	1,447	8.3
Cooling consumption revenue	20,894	22,876	(1,982)	(8.7)	22,876	17,897	4,979	27.8
Other revenue	3,115	2,864	251	8.8	2,864	3,163	(299)	(9.5)
Finance lease revenue	4,686	4,912	(226)	(4.6)	4,912	5,118	(206)	(4.0)
Total revenue	48,045	49,506	(1,461)	(3.0)	49,506	43,585	5,921	13.6
Direct expenses – electricity	13,842	15,424	1,582	10.3	15,424	12,245	(3,179)	(26.0)
Direct expenses – other(1)	17,809	17,696	(113)	(0.6)	17,696	17,161	(535)	(3.1)
Direct expenses – total	31,651	33,120	1,469	4.4	33,120	29,406	(3,714)	(12.6)
Gross profit	16,394	16,386	8	NM	16,386	14,179	2,207	15.6
Selling, general and administrative expenses	3,390	3,208	(182)	(5.7)	3,208	3,811	603	15.8
Amortization of intangibles	1,372	1,368	(4)	(0.3)	1,368	1,368	—	—
Operating income	11,632	11,810	(178)	(1.5)	11,810	9,000	2,810	31.2
Interest expense, net	(10,341)	(9,009)	(1,332)	(14.8)	(9,009)	(8,331)	(678)	(8.1)
Loss on extinguishment of debt	—	(17,708)	17,708	NM	(17,708)	—	(17,708)	NM
Other income (expense)	201	740	(539)	(72.8)	740	(139)	879	NM
Unrealized gains (losses) on derivative instruments	26	(28)	54	192.9	(28)	—	(28)	NM
Income tax (provision) benefit	(242)	5,490	(5,732)	(104.4)	5,490	1,102	4,388	NM
Minority interest	(585)	(554)	(31)	(5.6)	(554)	(528)	(26)	(4.9)
Net income (loss)(2)	691	(9,259)	9,950	107.5	(9,259)	1,104	(10,363)	NM
Reconciliation of net income (loss) to EBITDA:
Net income (loss)(2)	691	(9,259)			(9,259)	1,104
Interest expense, net	10,341	9,009			9,009	8,331
Income tax provision (benefit)	242	(5,490)			(5,490)	(1,102)
Depreciation	5,813	5,792			5,792	5,709
Amortization of intangibles	1,372	1,368			1,368	1,368
EBITDA	18,459	1,420	17,039	NM	1,420	15,410	(13,990)	(90.8)

NM — Not meaningful

(1)	Includes depreciation expense of $5.8 million, $5.8 million and $5.7 million for the years ended December 31, 2008, 2007 and 2006 respectively.
(2)	Corporate allocation expense, and the federal tax effect, have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Gross Profit

Gross profit was relatively flat primarily due to annual inflation-related increases of contract capacity rates in accordance with customer contract terms offset by lower cooling consumption revenue and overall electricity costs due to lower ton-hour sales resulting from cooler than average temperatures in 2008 compared with 2007. Other revenue increased due to our pass-through to customers of the higher cost of natural gas consumables, which is offset in other direct expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased primarily due to the timing of audit fees in 2008 and the collection in 2007 of amounts which were previously written-off in relation to a customer bankruptcy filed in 2004.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased due to the collection of amounts which were previously written-off in relation to a customer bankruptcy filed in 2004. Also, 2006 included legal and consulting fees related to strategy work in preparation for the 2007 deregulation of Illinois’ electricity generation market which did not re-occur in 2007.

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

AIRPORT PARKING BUSINESS

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Key Factors Affecting Operating Results

•	non-cash impairment charges of $166.0 million, consisting of $138.8 million related to goodwill, $19.1 million related to property, equipment, land and leasehold improvements and $8.1 million related to intangible assets;
•	lower revenue due to reduced traffic volumes resulting from the U.S. economic downturn and accelerating declines in airline enplanements, most dramatically in the fourth quarter of 2008, partially offset by revenue from newly-acquired locations;
•	higher operating costs incurred in the latter half of 2007 and first quarter of 2008 associated with investments in customer service, direct marketing programs, increased fuel-costs and additional costs related to new location; and
•	higher selling, general and administrative costs due to a state sales tax settlement, higher insurance costs, severance and professional fees associated with technology investments, outsourcing initiatives and corporate office relocation.

	Year Ended December 31,
	2008	2007	Change Favorable/(Unfavorable)		2007	2006	Change Favorable/(Unfavorable)
	$	$	$	%	$	$	$	%
	($ in thousands) (unaudited)
Revenue	74,692	77,180	(2,488)	(3.2)	77,180	76,062	1,118	1.5
Direct expenses(1)	79,444	59,517	(19,927)	(33.5)	59,517	54,637	(4,880)	(8.9)
Gross (loss) profit	(4,752)	17,663	(22,415)	(126.9)	17,663	21,425	(3,762)	(17.6)
Selling, general and administrative expenses	11,100	8,816	(2,284)	(25.9)	8,816	5,918	(2,898)	(49.0)
Goodwill impairment	138,751	—	(138,751)	NM	—	—	—	—
Amortization of intangibles(2)	10,478	2,902	(7,576)	NM	2,902	25,563	22,661	88.6
Operating (loss) income	(165,081)	5,945	(171,026)	NM	5,945	(10,056)	16,001	159.1
Interest expense, net	(15,325)	(16,040)	715	4.5	(16,040)	(17,045)	1,005	5.9
Other income	57	274	(217)	(79.2)	274	502	(228)	(45.4)
Unrealized gains (losses) on derivative instruments	246	142	104	73.2	142	(720)	862	119.7
Income tax benefit	76,334	3,830	72,504	NM	3,830	12,364	(8,534)	(69.0)
Minority interest	1,753	1,035	718	69.4	1,035	572	463	80.9
Net loss(3)	(102,016)	(4,814)	(97,202)	NM	(4,814)	(14,383)	9,569	66.5
Reconciliation of net loss to EBITDA:
Net loss(3)	(102,016)	(4,814)			(4,814)	(14,383)
Interest expense, net	15,325	16,040			16,040	17,045
Income tax benefit	(76,334)	(3,830)			(3,830)	(12,364)
Depreciation(1)	24,283	5,221			5,221	3,555
Amortization of intangibles(2)	10,478	2,902			2,902	25,563
EBITDA	(128,264)	15,519	(143,783)	NM	15,519	19,416	(3,897)	(20.1)

NM — Not meaningful

(1)	Includes depreciation expense of $24.3 million, $5.2 million, and $3.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. Depreciation expense for 2008 includes a non-cash impairment charge of $19.1 million.
(2)	Includes a non-cash impairment charge of $8.1 million related to customer relationships, leasehold rights and trademarks in 2008 and a $23.5 million charge for trademarks and domain names due to rebranding initiative in 2006.
(3)	Corporate allocation expense and other intercompany fees, and the federal tax effect, have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

	Year Ended December 31,			Change (from 2007 to 2008)		Change (from 2006 to 2007)
Operating Data:	2008	2007	2006		%		%
Cars Out(1)	1,898,245	2,016,244	2,087,082	(117,999)	(5.9)	(70,838)	(3.4)
Average Parking Revenue Per Car Out	$36.88	$37.06	$35.36	$(0.18)	(0.5)	$1.70	4.8
Average Overnight Occupancy	20,664	21,841	22,090	(1,177)	(5.4)	(249)	(1.1)

(1)	Cars Out refers to the total number of customers exiting during the period.
(2)	Average Overnight Occupancy refers to the aggregate average daily occupancy measured for all locations at the lowest point of the day and does not reflect turnover and intra-day activity.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Key Factors Affecting Operating Results

•	higher revenue due to the addition of one new parking location that commenced operation in November 2006 and the sublease of a property previously used for overflow;
•	increased operating costs associated with improving customer service and additional costs incurred from one new location; and
•	higher selling, general and administrative costs associated with the consolidation of our locations under one brand.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements include normal operating expenses, debt service, maintenance capital expenditures and quarterly distributions to shareholders. Our primary means of meeting these requirements is from cash generated by operating activities, although we could borrow against existing credit facilities or issue additional LLC interests.

In general, we have not retained significant cash balances in excess of what are prudent reserves in either our operating companies or our holding company. However, the current dislocation in the capital markets has caused us to retain cash that historically we would have distributed to shareholders, and we have therefore suspended our quarterly cash distributions. The additional cash is expected to buffer the company against continued deterioration in the credit markets in particular and, therefore, may be used by us to pay down holding company debt or outstanding debt of existing businesses that we believe have long term value, particularly our airport services business.

As previously discussed, there is substantial doubt about our parking business’ ability to continue as a going concern and we have no intention of contributing any additional capital to this business. Creditors of this business do not have recourse to any assets of the Company or any assets of our other businesses, other than approximately $12.0 million in guarantees.

With the exception of the liquidity needs of our airport parking business, we believe that we will have sufficient liquidity and capital resources to meet our future requirements, including our holding company and subsidiary debt obligations. We base our assessment of the sufficiency of our liquidity and capital resources on the following assumptions:

•	our businesses and investments overall generate, and will continue to generate, significant operating cash flow;
•	the ongoing maintenance capital expenditures associated with our businesses are modest and readily funded from their respective operating cash flow or available financing;
•	all significant short-term growth capital expenditures will be funded with cash on hand or from committed undrawn debt facilities; and
•	we will be able to refinance or extend maturing debt on terms that can be supported by the performance of the relevant business.

On February 25, 2009, we amended our airport services business’ credit facility to reduce the principal amount due under that facility and provide us additional operating flexibility over the near and medium term. We used $50.0 million in cash on hand to pay down $44.9 million of the outstanding term loan debt under the facility and $5.1 million of interest rate swap break fees, of which $1.1 million was paid to Macquarie Bank Limited, a related company. Additionally, we have agreed to apply all excess cash flow from the airport services business to make mandatory prepayments of the term loans under facility whenever the debt level is equal to or more than 6.0x adjusted EBITDA for the trailing twelve months. We have also agreed to apply half the excess cash flow to make further prepayments whenever the debt level is equal to or greater than 5.5x and below 6.0x debt to adjusted EBITDA ratio. All of the excess cash flow from the business would be available for distribution to us whenever the debt level is below 5.5x debt to adjusted EBITDA ratio. Additionally, the maximum permitted debt to adjusted EBITDA ratio would be increased by 1.0x over the current maximum ratio until December 2013. In order to achieve the required adjusted EBITDA ratio, we have also cut selling, general and administrative costs in this business by approximately $22.0 million on an annual basis. The decrease in selling, general and administrative expenses reductions stem from cost efficiencies resulting from integration of recently acquired businesses and management’s actions to streamline our cost structure in response to the decline in gross profit from the overall slowing of the economy.

We have amended the restricted payment test on this facility to substitute the minimum adjusted EBITDA test required to make distributions with a leverage test (debt to adjusted EBITDA). We have also increased the maximum leverage covenant until the final year of the facility, and amended a pre-approved list of capital expenditures for which borrowings remain available under the capital expenditures facility.

The section below discusses the sources and uses of cash on a consolidated basis and for each of our businesses and investments. All inter-company activities such as corporate allocation, capital contributions to our businesses and distributions from our businesses have been excluded from the tables below as these transactions are eliminated on consolidation. Prior period comparatives have been updated to also remove these inter-company activities.

COMMITMENTS AND CONTINGENCIES

The following tables summarize our future obligations, due by period, as of December 31, 2008, under our various contractual obligations and commitments. We had no off-balance sheet arrangement at that date or currently. The following information does not include IMTT, which is not consolidated.

	Payments Due by Period
	Total	Less than One Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Long-term debt(1)	$1,529,144	$201,344	$69,000	$169,000	$1,089,800
Interest obligations	408,327	96,412	162,581	118,441	30,893
Capital lease obligations(2)	1,676	905	640	131	—
Notes payable	3,322	1,819	364	336	803
Operating lease obligations(3)	608,907	43,467	76,168	67,852	421,420
Time charter obligations(4)	2,339	953	1,386	—	—
Pension benefit obligations	22,902	1,866	4,124	4,537	12,375
Post-retirement benefit obligations	1,913	185	391	405	932
Other	482	482	—	—	—
Total contractual cash obligations(5)	$2,579,012	$347,433	$314,654	$360,702	$1,556,223

(1)	The long-term debt represents the consolidated principal obligation to various lenders. The debt facilities, which are obligations of the operating businesses and have maturities between 2009 and 2014, are subject to certain covenants, the violation of which could result in acceleration of the maturity date. The $201.3 million in the “Less than One Year” period relates entirely to debt of our airport parking business, due on or before September 9, 2009. This debt is secured by assets and collateral of our airport parking business. Creditors of this business do not have recourse to any assets of the Company or any assets of our other businesses other than approximately $12.0 million in guarantees and interest rate swap liabilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources” in Part II, Item 7 for further discussions on airport parking business’ debt facilities due for repayment.
(2)	Capital lease obligations are for the lease of certain transportation equipment. Such equipment could be subject to repossession upon violation of the terms of the lease agreements.
(3)	This represents the minimum annual rentals required to be paid under non-cancelable operating leases with terms in excess of one year.
(4)	TGC currently has a time charter arrangement for the use of two barges for transporting liquefied petroleum gas between Oahu and its neighbor islands.
(5)	The above table does not reflect certain long-term obligations, such as deferred taxes, for which we are unable to estimate the period in which the obligation will be incurred.

In addition to these commitments and contingencies, we typically incur capital expenditures on a regular basis to:

•	maintain our existing revenue-producing assets in good working order (“maintenance capital expenditures”); and
•	expand our existing revenue-producing assets or acquire new ones (“growth capital expenditures”).

See “Investing Activities” below for further discussion of capital expenditures.

We also have other contingencies, including pending threatened legal and administrative proceedings that are not reflected above as amounts at this time are not ascertainable. See “Legal Proceedings” in Part I, Item 3.

Our sources of cash to meet these obligations are as follows:

•	cash generated from our operations (see “Operating Activities” below);
•	refinancing our current credit facilities on or before maturity (see “Financing Activities” below); and
•	cash available from our undrawn credit facilities (see “Financing Activities” below).

In addition to these obligations, we have historically paid regular cash distributions to our shareholders, and expect to resume doing so in the future once the capital markets are functioning in a historically normal manner or once we believe we have acceptable level of insight into when they will be functioning normally.

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

ANALYSIS OF CONSOLIDATED HISTORICAL CASH FLOWS

	Year Ended December 31,			Change (from 2007 to 2008) Favorable/(Unfavorable)		Change (from 2006 to 2007) Favorable/(Unfavorable)
	2008	2007	2006
	$	$	$	$	%	$	%
	($ in thousands)
Cash provided by operating activities	$93,675	$96,550	$46,365	(2,875)	(3.0)	50,185	108.2
Cash used in investing activities	(83,400)	(644,010)	(686,196)	560,610	87.0	42,186	6.1
Cash provided by financing activities	483	567,546	562,328	(567,063)	(99.9)	5,218	0.9

Operating Activities

Consolidated cash provided by operating activities mainly comprises the cash from operations of the businesses we own, as described in each of the business discussions below. The cash flow from our consolidated business’ operations is partially offset by expenses paid at the corporate level, such as base management fees paid in cash, professional fees and interest on any amounts drawn on our revolving credit facility.

The decrease in consolidated cash provided by operating activities was due primarily to:

•	a $8.7 million decrease in working capital balances in 2008, compared to a $17.6 million decrease in 2007; and
•	increased interest expense due to higher levels of debt; partially offset by
•	improved EBITDA, as discussed in “Results of Operations,” net of the following non-cash charges in 2007, that did not recur in 2008:

•	$44.0 million performance fees paid in stock; and
•	$27.5 million charges associated with the retirement of debt at our airport services and district energy businesses.

We believe our operating activities overall provide a source of sustainable and stable cash flows over the long-term with the opportunity for future growth due to:

•	consistent customer demand driven by the basic everyday nature of the services provided;
•	our strong competitive position due to factors including:
•	high initial development and construction costs;
•	difficulty in obtaining suitable land near many of our operations (for example, airports, waterfront near ports);
•	long-term concessions/contracts;
•	required government approvals, which may be difficult or time-consuming to obtain;
•	lack of cost-efficient alternatives to the services we provide in the foreseeable future; and
•	product/service pricing that we expect to generally keep pace with price changes due to factors including:
•	consistent demand;
•	limited alternatives;
•	contractual terms; and
•	regulatory rate setting.

Consolidated cash provided by operating activities comprises the cash from operations of the businesses we own as described below. The cash flow from our consolidated business’ operations is partially offset by expenses paid at the corporate level, such as base management fees, professional fees and interest on any amounts drawn on our revolving credit facility.

Investing Activities

The decrease in the cash used in investing activities was primarily due to:

•	lower cost of acquisitions completed in 2008 (Seven Bar and various airport parking facilities) compared with 2007 (Supermarine, Mercury, San Jose and Rifle); partially offset by
•	cash proceeds from the sale of two small, non-core businesses at our airport services business; and
•	receipt of approximately $85.0 million as sale proceeds in January 2007 from the disposition of our interest in Macquarie Yorkshire Limited in December 2006.

Distributions from IMTT are reflected in our consolidated cash provided by operating activities only up to our 50% share of IMTT’s positive earnings. Amounts in excess of this, and any distributions when IMTT records a net loss, are reflected in our consolidated cash from investing activities.

The primary driver of cash used in investing activities in our consolidated cash flows has been acquisitions of businesses in new and existing segments and the dispositions of our non-U.S. businesses. The other main driver is capital expenditures. Maintenance capital expenditures are generally funded by cash from operating activities and growth capital expenditures are generally funded by drawing on our available credit facilities or by equity capital. We may fund maintenance capital expenditures from credit facilities or equity capital and growth capital expenditures from operating activities from time to time. We expect that our growth capital expenditures will generally be yield accretive once placed in service. Acquisitions of businesses are generally funded on a long-term basis through raising additional equity capital and/or project-financing style credit facilities. We have drawn on our MIC Inc. revolving credit facility to temporarily fund some acquisitions. We anticipate repaying the current outstanding balance from cash provided by operating activities. In the past, we have repaid this facility with proceeds from raising additional equity and/or obtaining long-term project-financing style facilities.

Financing Activities

The decrease in cash provided by financing activities was primarily due to:

•	proceeds from our equity raise in 2007 of $241.3 million, net of offering costs; and
•	higher debt drawdowns in 2007, primarily by our airport services business to partially finance the 2007 FBO acquisitions and by our district energy business, from the refinancing of its existing debt.

The primary drivers of cash provided by financing activities are equity offerings, debt financing of acquisitions and the subsequent refinancing of our businesses. A smaller portion of cash provided by financing activities relates to principal payments on capital leases and principal payments on the relatively small amount of our non-amortizing debt. We do not expect significant changes in cash provided by financing activities during 2009 unless conditions in the capital markets improve.

The primary transactions contributing to our consolidated investing and financing cash flows include:

2008:

•	the acquisition of 3 additional FBOs and 2 parking lots; and
•	draws against existing debt facilities to fund these acquisitions.

2007:

•	the acquisition of 29 additional FBOs;
•	proceeds from issuance of equity and debt to finance these acquisitions;
•	refinancing of debt in our airport services and district energy businesses; and
•	sale of our investment in an offshore toll road concession in 2006, for which we received the proceeds in 2007.

2006:

•	acquisitions of our 50% share of the bulk liquid storage terminal business, our 100% investment in the gas production and distribution business, and 23 additional FBOs;
•	proceeds from issuance of equity and debt to finance the above acquisitions;
•	refinancing of debt at our airport parking business; and
•	sale of our investments in MCG and SEW.

Our businesses are capitalized with a mix of equity and project-financing style long-term debt. We believe we can prudently maintain relatively high levels of leverage due to the generally sustainable and stable long-term cash flows our businesses have provided in the past and we expect to continue in the future as discussed above. Our long-term debt is primarily non-amortizing and we consider this to be permanent in nature. Most of our businesses’ debt is term debt, while some of our businesses also maintain capital expenditure and/or working capital facilities.

We generally determine what we believe to be the optimal capital structure for a business as part of our acquisition process. We implement that structure at acquisition by acquiring an appropriate amount of debt at the subsidiary level and contributing equity from proceeds of an equity offering and/or cash on hand from previous offerings. We maintain a revolving credit facility at the MIC Inc. level to facilitate the acquisition process when we need temporary financing until we complete an equity offering and/or debt financing at the subsidiary level. We continue to actively assess and manage the capital structure of our businesses after acquisition, resulting in refinancing recurring typically every several years or more often.

MIC Inc. Revolving Credit Facility

On February 13, 2008, we renewed our existing $300.0 million revolving credit facility. The renewed facility is provided by the following lenders: Citicorp North America Inc. (as lender and administrative agent), Wachovia Bank National Association, Credit Suisse, Cayman Islands Branch, WestLB AG, New York Branch, and Macquarie Bank Limited. We have used the revolving facility to fund acquisitions, capital expenditures and to a limited extent, working capital.

On February 20, 2008, we drew $56.0 million on this facility, part of which we used to fund the acquisition of Seven Bar FBOs which was completed in the first quarter of 2008, and part of which we used for other projects. On July 31, 2008, we drew an additional $13.0 million on this facility to fund the acquisition of SkyPark, which was completed in the third quarter of 2008. Macquarie Bank Limited, a related party, committed $66.7 million to the $300.0 million facility, of which $12.4 million was drawn on February 20, 2008 as part of the $56.0 million total drawdown and $2.9 million was drawn on July 31, 2008 as part of the $13.0 million drawdown. The balance outstanding at December 31, 2008 was $69.0 million.

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
   < 5.6 (at December 31, 2008: 0.74x)
•    Ratio of Consolidated Adjusted Cash from Operations
   to Interest Expense > 2.0 (at December 31, 2008: 39.61x)
•    Minimum EBITDA (as defined in the facility) of $100.0 million
(at December 31, 2008: $200.6 million)

See below for further description of the cash flows related to our businesses.

AIRPORT SERVICES BUSINESS

	Year Ended December 31,			Change (from 2007 to 2008) Favorable/(Unfavorable)		Change (from 2006 to 2007) Favorable/(Unfavorable)
	2008	2007	2006
	$	$	$	$	%	$	%
	($ in thousands)
Cash provided by operating activities	73,128	85,323	37,942	(12,195)	(14.3)	47,381	124.9
Cash used in investing activities(1)	(68,002)	(704,259)	(353,620)	636,257	90.3	(350,639)	(99.2)
Cash provided by financing activities(1)	27,069	411,191	168,844	(384,122)	(93.4)	242,347	143.5

(1)	We provided our airport services business with $41.9 million of funding in 2008 which was used to pay for the acquisition of Seven Bar FBOs (reflected above in cash used in investing activities) and to pre-fund integration costs. We also provided $423.0 million in 2007 which was used to pay for the acquisitions of Supermarine, Mercury, San Jose and Rifle FBOs and to pre-fund integration costs, and $5.8 million to fund growth capital expenditures (both of which are also reflected above in cash used in investing activities). These contributions from us are not reflected in cash provided by financing activities above, as they are eliminated on consolidation.

In response to the slowing of the overall economy and the recent decline in general aviation activity, we have undertaken to reduce the indebtedness of our airport services and provide for greater cushion with respect to debt covenants. In cooperation with our lenders, we amended the terms of the loan agreement of our airport services business. The amendment was executed on February 25, 2009. The revised terms are outlined under “Financing Activities” below.

Operating Activities

Operating cash at our airport services business is generated from sales transactions primarily paid by credit cards. Some customers are extended payment terms and billed accordingly. Cash is used in operating activities mainly for payments to vendors of fuel, aircraft services and professional services, as well as payroll costs and payments to tax jurisdictions. Despite the contribution to our operating results from sites acquired, cash provided by operating activities decreased mainly due to declining performance at existing locations, higher interest expense related to acquisition funding and the timing of fuel payments, including a one-off change to payment terms from suppliers in 2007.

Investing Activities

Cash used in investing activities relates primarily to our acquisitions and capital expenditures. Cash paid for our acquisition of Seven Bar FBOs in the first quarter of 2008, net of cash acquired, was $41.5 million. We funded the acquisition with borrowings under our MIC Inc. revolving credit facility that we contributed to the business. This compares to a purchase price of $660.6 million, net of cash acquired, for the acquisitions of Supermarine, Mercury, San Jose and Rifle in 2007, of which we funded $304.5 million in new debt at the business level and the remainder through contributions by us to the business.

Maintenance expenditures are generally funded by cash from operating activities and growth capital expenditures are generally funded with draw downs on capital expenditure facilities or equity contributions from us.

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

The following table sets forth information about capital expenditures in our airport services business:

	Maintenance	Growth
2006	$3.2 million	$3.9 million
2007	$8.6 million	$19.0 million
2008	$7.7 million	$26.8 million
2009 projected	$7.7 million	$6.0 million
Commitments at December 31, 2008	$61,000	$641,000

The increased growth capital expenditures in 2008 primarily relates to projects associated with the Mercury acquisition, the construction of a new hangar at the San Jose FBO and a ramp repair and extension at our Teterboro location. We expect growth capital expenditures to be $6.0 million in 2009 and $2.9 million in 2010. The expected decrease in growth capital expenditures reflects the completion of all major projects undertaken last year as well as obligations under our various FBO lease agreements.

The increases in maintenance capital expenditures are primarily due to an increased number of locations arising from our acquisitions. We generally expect annual maintenance capital expenditures to average between $100,000 and $200,000 per location to provide necessary upgrades and refurbishment of our facilities as well as additions to and replacement of our ground support equipment fleet.

Financing Activities

The decrease in cash provided by financing activities is primarily due to the additional debt associated with the purchase of Supermarine, Mercury and San Jose in 2007 and the refinancing of debt in October 2007.

The financial covenant requirements under the airport services business’ debt and credit facilities, and the calculation of these measures at quarter end, were as follows:

•	Debt Service Coverage Ratio > 1.2x or 1.6x for cash lock-up (at December 31, 2008: 2.1x)
•	Leverage Ratio < 7.75x (at December 31, 2008: 6.68x)
•	Minimum adjusted EBITDA (as defined in the debt facility) > $127.5 million (at December 31, 2008: $140.7 million)

The terms of the loan agreement of our airport services business have been revised in accordance with the amendment completed and effective on February 25, 2009. A comparative summary of key terms is presented below.

Item	Existing Terms	Revised Terms
Borrower	Atlantic Aviation	Unchanged
Facilities	$900.0 million term loan facility (fully drawn at December 31, 2008)	Unchanged
	$50.0 million capital expenditure facility ($39.8 million drawn at December 31, 2008)	Unchanged
	$20.0 million revolving working capital and letter of credit facility ($6.8 million utilized for letters of credit at December 31, 2008)	$18.0 million revolving working capital and letter of credit facility ($6.8 million utilized to back letter of credit at December 31, 2008)

Item	Existing Terms	Revised Terms
Amortization	Payable at maturity	Unchanged
100% of excess cash flow in years 6 and 7 used to prepay loans	Years 1 to 5, amortization per leverage grid below:
100% excess cash flow when Leverage Ratio is 6.0x or above
50% excess cash flow when Leverage Ratio is between 6.0x and 5.5x
100% of excess cash flow in years 6 and 7 (unchanged)
Interest type	Floating	Unchanged
Interest rate and fees	Years 1 – 5:
	LIBOR plus 1.6% or	Unchanged
	Base Rate (for revolving credit facility only): 0.6% above the greater of: (i) the prime rate or (ii) the federal funds rate plus 0.5%	Unchanged
Years 6 – 7:
	LIBOR plus 1.725% or	Unchanged
	Base Rate (for revolving credit facility only): 0.725% above the greater of: (i) the prime rate or (ii) the federal funds rate plus 0.5%	Unchanged
Maturity	October, 2014	Unchanged
Mandatory prepayment	With net proceeds that exceed $1.0 million from the sale of assets not used for replacement assets;	Unchanged
	With net proceeds of any debt other than permitted debt;	Unchanged
	With net insurance proceeds that exceed $1.0 million not used to repair, restore or replace assets;	Unchanged
	In the event of a change of control;	Unchanged
	With excess cash flow, in the event that distribution conditions are not met for two consecutive quarters;	Additional mandatory prepayment based on leverage grid (see distribution covenant below)
	With any FBO lease termination payments received;	Unchanged
	With excess cash flows in years 6 and 7.	Unchanged
Financial covenants	Debt service coverage ratio > 1.2x (at December 31, 2008: 2.1x)	Unchanged
	Leverage ratio < 7.75x (at December 31, 2008: 6.68x)	Maximum leverage ratio for subsequent periods modified as follows: 2009: 8.25x 2012: 6.75x 2010: 8.00x 2013: 6.00x 2011: 7.50x 2014: 5.00x (unchanged)

Item	Existing Terms	Revised Terms
Distribution covenant	Distributions permitted if the following conditions are met:
	Backward and forward debt service coverage ratio equal to or greater than 1.6x;	Unchanged
	No default;	Unchanged
	All mandatory prepayments have been made;	Unchanged
Twelve month adjusted EBITDA equal to or greater than $127.5 million in 2008 increasing to $182.1 million in 2014;	Replaced by a test based on the Leverage Ratio:
100% of excess cash flow permitted to be distributed when leverage ratio is below 5.5x
50% of excess cash to be distributed when leverage ratio is equal to or greater than 5.5x and less than 6.0x
No distribution permitted when leverage ratio is 6.0x or above
	No revolving loans outstanding.	Unchanged
Collateral	First lien on the following (with limited exceptions):	Unchanged
	Project revenues;	Unchanged
	Equity of the borrower and its subsidiaries; and	Unchanged
	Insurance policies and claims or proceeds.	Unchanged
Adjusted EBITDA definition	Excludes certain non-recurring or extraordinary non-cash income or losses during the relevant period	Excludes (i) all extraordinary or non-recurring non-cash income or losses during relevant the period (including losses resulting from write-off of goodwill or other assets in accordance with Statement of Financial Accounting Standards No. 142 and No. 144); and (ii) any non-cash income or losses due to change in market value of the hedging agreements

BULK LIQUID STORAGE TERMINAL BUSINESS

The following analysis represents 100% of the cash flows of IMTT, which we believe is the most appropriate and meaningful approach to discussing the historical cash flow trends of IMTT, rather than just the composition of cash flows that are included in our consolidated cash flows. We account for our 50% ownership of this business using the equity method, so distributions are reflected in our consolidated cash flow from operating activities only up to our 50% share of IMTT’s positive earnings. When IMTT records a net loss, or pays distributions in excess of our share of its earnings, distributions we receive in excess of IMTT’s earnings are reflected in the consolidated cash flow from investing activities. We have received a quarterly dividend of $7.0 million since completing our investment in May 2006. For the year ended December 31, 2008, $1.3 million was included in our consolidated cash from operating activities and $26.7 million was included in our consolidated cash from investing activities. For the year ended December 31, 2007, $28.0 million was included in consolidated cash from investing activities.

Beginning first quarter of 2009, the IMTT shareholders’ agreement prescribes that distributions to be paid by IMTT will convert from a fixed amount to a variable amount generally based on IMTT’s cash flow from operating activities less maintenance and environmental capital expenditures. However, we may agree to reduce the level of distributions actually paid by IMTT during 2009 and beyond below the amount prescribed by the shareholders’ agreement after consideration of, among other factors, the outlook for bulk liquid storage market conditions, the level of IMTT’s indebtedness and the availability of external sources of funding for growth capital projects. In particular, as discussed further below, in 2009 IMTT intends to seek to raise additional debt financing to fund its growth capital expenditure program and scheduled debt amortizations during 2009 and 2010. In the event that sufficient additional debt financing is not able to be raised, IMTT will need to fund all or part of its existing growth capital expenditure program and scheduled debt amortizations during 2009 and 2010 from cash flow from operating activities resulting in a potentially significant reduction in the level of distributions to be paid by IMTT in 2009 and 2010.

Based on current market conditions and assuming completion during 2009 of some of the expansion projects currently under construction, it is anticipated that IMTT’s gross profit and EBITDA will increase to ranges of $165.0 million to $177.0 million and $140.0 million to $152.0 million, respectively, in 2009. Increased maintenance and environmental capital expenditure and capitalized dredging expenditure in 2009 is anticipated to reduce IMTT’s cash available for distribution in 2009 to a range of $28.0 million to $36.0 million. IMTT anticipates that gross profit, EBITDA and cash available for distribution will increase from 2009 in 2010 due to the positive impact of a full year contribution from growth projects coming on line part way through 2009 and a contribution from growth projects coming on line in 2010.

	Year Ended December 31,			Change (from 2007 to 2008) Favorable/(Unfavorable)		Change (from 2006 to 2007) Favorable/(Unfavorable)
	2008	2007	2006
	$	$	$	$	%	$	%
	($ in thousands)
Cash provided by operating activities	94,087	91,431	66,791	2,656	2.9	24,640	36.9
Cash used in investing activities	(166,640)	(264,457)	(90,540)	97,817	37.0	(173,917)	(192.1)
Cash provided by financing activities	71,815	142,228	57,526	(70,413)	(49.5)	84,702	147.2

Operating Activities

Cash provided by operating activities at IMTT is generated primarily from storage rentals and ancillary services that are billed monthly and paid on various terms. Cash is used in operating activities mainly for payroll costs, maintenance and repair of fixed assets, utilities and professional services, interest payments and payments to tax jurisdictions. The increases in 2007 and 2008 were primarily due to higher gross profit offset by increases in deferred revenue and working capital and increase in interest expense in 2008.

Investing Activities

Cash used in investing activities relates primarily to capital expenditures as discussed below. The decrease in cash used in investing activities in 2008 reflects the investment of GO Zone bond proceeds in escrow during the third quarter 2007 and the sale of these investments during 2008. Aggregate capital expenditure increased from $88.8 million in 2006 to $209.1 million in 2007 to $221.7 million in 2008.

Maintenance Capital Expenditure

IMTT typically incurs capital expenditures on a regular basis to maintain the existing revenue-producing assets in good working order and prolong the useful lives or increase the service capacity of those revenue-producing assets (“maintenance capital expenditures”). Maintenance capital expenditures include the refurbishment of storage tanks, piping, and dock facilities, and environmental capital expenditure, principally in relation to improvements in containment measures and remediation.

During 2008, IMTT spent $42.7 million on maintenance capital expenditures, including $35.4 million principally in relation to tank refurbishments and repairs to docks and other infrastructure and $7.2 million on environmental capital expenditures, principally in relation to improvements in containment measures and remediation.

In 2009, IMTT expects to spend approximately $65.0 million to $67.0 million on maintenance capital expenditures. The increase in maintenance capital expenditure from 2008 reflects primarily (i) an increase in the number and size of tanks to be inspected and repaired vis-à-vis 2008 pursuant to IMTT’s extensive tank cleaning and inspection program in LA, (ii) the deferral of capital expenditure projects from 2008 to 2009 and (iii) the need to undertake repairs and upgrades to some of the infrastructure at its Louisiana terminals. IMTT anticipates that maintenance capital expenditures will remain at elevated levels through 2012 before moderating somewhat in 2013.

Growth Capital Expenditure

During 2008, IMTT spent $187.6 million on specific growth projects, including $101.8 million in relation to the construction of the new bulk liquid chemical storage facility at Geismar, LA, $40.7 million principally for the construction of new storage tanks at its other three sites in Louisiana, and $34.6 million for tank construction and refurbishment as well as improved infrastructure at its Bayonne, NJ facility. The balance of the expenditure on specific expansion projects related to a number of smaller projects to improve the capabilities of IMTT’s facilities. Since our investment in IMTT in May 2006, the business has undertaken or committed to a total of $505.6 million in expansion projects and acquired the Joliet, IL facility for $18.5 million. Capital projects completed across the terminals, including the acquisition of the Joliet, IL facility, through December 31, 2008 added and/or refurbished approximately 4.8 million barrels of storage capacity and contributing $39.6 million to gross profit and EBITDA on an annualized basis.

The largest expansion project completed since 2006 has been the construction of a new bulk liquid chemical storage and logistics facility on the Mississippi River at Geismar, LA. The project became fully operational in late 2008. IMTT ultimately expects to spend $215.1 million on this project. Subject to certain minimum volumes of chemical products being handled by the facility, existing customer contracts are anticipated to generate minimum terminal gross profit and EBITDA of approximately $18.8 million per year. The bulk liquid storage and logistics facility and other storage added at Geismar, which became operational in early 2008, contributed $11.9 million to gross profit and EBITDA in 2008.

IMTT currently has ongoing growth projects for the construction of 2.1 million barrels of new storage capacity and associated infrastructure at St. Rose, LA which are expected to be put into service in the first and second quarters of 2010 and the construction/conversion of 1.1 million barrels of new capacity and associated infrastructure at Bayonne, NJ which are expected to be put into service in the second and fourth quarters of 2009. Other smaller growth projects are also being pursued. On a combined basis, the projects under construction are expected to have a total cost of $179.3 million and are expected to contribute approximately $24.6 million to gross profit and EBITDA on an annualized basis. Of the total cost of IMTT’s current growth projects, $121.4 million remained to be spent as at December 31, 2008. Contracts with a term of between four and 10 years have been signed with customers for substantially all of the tanks being constructed/converted in LA and NJ.

It is anticipated that the existing growth capital expenditure commitments will be funded from a combination of IMTT’s existing and new debt facilities. In 2009 IMTT is seeking to raise additional debt financing to fund both its growth capital expenditure program and scheduled amortizations in 2009 and 2010 of $26.0 million of the $78.0 million term loan facility discussed below. In the event of insufficient debt financing being available on acceptable terms to meet its existing growth capital expenditure commitments and scheduled amortizations in 2009 and 2010, IMTT will need to utilize cash flow from operations to provide the necessary funding and correspondingly reduce distributions to its shareholders in 2009 and 2010.

Financing Activities

The decrease in cash flows from financing activities from 2007 to 2008 was primarily due to the issuance of all of the GO Zone bonds during July 2007 while $55.5 million of the proceeds raised were not utilized until 2008 reducing debt raising requirements. The change from 2006 to 2007 was primarily due to:

•	funding from the new revolving credit facility established in 2007; and
•	issuance of GO Zone bonds.

The following tables summarize the key terms of IMTT's senior debt facilities as at December 31, 2008.

On June 7, 2007, IMTT entered into a Revolving Credit Agreement with Suntrust Bank, Citibank N.A., Regions Bank, Rabobank Nederland, Branch Banking & Trust Co., DNB NOR Bank ASA, Bank of America

N.A., BNP Paribas, Bank of Montreal, The Royal Bank of Scotland PLC, Mizuho Corporate Bank Ltd. and eight other banks establishing a $600.0 million U.S. dollar denominated revolving credit facility and a $25.0 million equivalent Canadian dollar revolving credit facility. The Agreement also allows for an increase in the U.S. dollar denominated revolving credit facility of up to $300.0 million on the same terms at the election of IMTT. No commitments have been sought from lenders to provide this increase at this time and given market conditions such commitments are considered unlikely in the foreseeable future. The facility is guaranteed by IMTT’s key operating subsidiaries.

At signing, IMTT borrowed $168.5 million under the new U.S. dollar denominated revolving credit facility to fully repay and extinguish the then existing two tranches of fixed rate notes issued by IMTT and to replace letters of credit outstanding under the then existing U.S. dollar denominated revolving credit facility which was terminated. IMTT also borrowed $10.1 million equivalent under the Canadian dollar denominated revolving credit facility to fully repay the then existing Canadian dollar denominated revolving credit facility which was terminated. Since establishment, the new revolving credit facilities have been used primarily to fund IMTT’s growth capital expenditures in the U.S. and Canada. The terms of the IMTT’s U.S. dollar and Canadian dollar denominated revolving credit facilities are summarized in the table below.

Facility Term	USD Revolving Credit Facility	CAD Revolving Credit Facility
Amount Outstanding as of December 31, 2008	$477.4 million	$20.2 million
Undrawn Amount	$122.6 million	$4.8 million
Uncommitted Expansion Amounts	$300.0 million	—
Maturity	June, 2012	June, 2012
Amortization	Revolving. Payable at maturity.	Revolving. Payable at maturity
Interest Rate	Floating at LIBOR plus a margin based on the ratio of Debt to EBITDA of IMTT’s operating subsidiaries as follows:
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
<2.00 – 0.125%
2.00>2.50 – 0.15%
2.50>3.00 – 0.175%
3.00>3.75 – 0.20%
3.75>4.00 – 0.25%
4.00> – 0.25%	A percentage of undrawn committed amounts based on the ratio of Debt to EBITDA of IMTT’s operating subsidiaries as follows:
<2.00 – 0.125%
2.00>2.50 – 0.15%
2.50>3.00 – 0.175%
3.00>3.75 – 0.20%
3.75>4.00 – 0.25%
4.00> – 0.25%
Security	Unsecured except for pledge of 65% of shares in IMTT’s two Canadian subsidiaries.	Unsecured except for pledge of 65% of shares in IMTT’s two Canadian subsidiaries.
Financial Covenants (applicable to IMTT’s operating subsidiaries on a combined basis)	Debt to EBITDA Ratio: Max 4.75x (at December 31, 2008: 3.54x) EBITDA to Interest Ratio: Min 3.00x (at December 31, 2008: 9.30x)	Debt to EBITDA Ratio: Max 4.75x (at December 31, 2008: 3.54x) EBITDA to Interest Ratio: Min 3.00x (at December 31, 2008: 9.30x)
Restrictions on Payments of Dividends	None, provided no default as a result of payment.	None, provided no default as a result of payment.

Of the $477.4 million outstanding balance against the U.S. dollar denominated revolving credit facility, IMTT had drawn $221.0 million in cash and issued $256.4 million in letters of credit backing tax-exempt GO Zone bonds and NJEDA bonds on issue by IMTT and commercial activities.

To partially hedge the interest rate risk associated with IMTT's current floating rate borrowings under the U.S. dollar denominated revolving credit agreement, IMTT has entered into a 10 year fixed to quarterly LIBOR swap, maturing in March 2017, with a notional amount $90.0 million as of December 31, 2008 increasing to $200.0 million by December 31, 2012, at a fixed rate of 5.507%.

The key terms of the GO Zone bonds and the NJEDA bonds on issue by IMTT are summarized below.

Facility Term	New Jersey Economic Development Authority Dock Facility Revenue Refund Bonds	New Jersey Economic Development Authority Variable Rate Demand Revenue Refunding Bond
Amount Outstanding as of December 31, 2008	$30.0 million	$6.3 million
Undrawn Amount	—	—
Maturity	December, 2027	December, 2021
Amortization	Payable at maturity	Payable at maturity
Interest Rate	Floating at tax exempt bond daily tender rates	Floating at tax exempt bond daily tender rates
Make-whole on Early Repayment	None	None
Debt Service Reserves Required	None	None
Security	Unsecured (required to be supported at all times by bank letter of credit issued under the revolving credit facility)	Unsecured (required to be supported at all times by bank letter of credit issued under the revolving credit facility)
Financial Covenants (applicable to IMTT’s key operating subsidiaries on a combined basis)	None	None
Restrictions on Payments of Dividends	None, provided no default as a result of payment	None, provided no default as a result of payment
Interest Rate Hedging	Hedged from October, 2007 through November, 2012 with $30.0 million 3.41% fixed vs. 67% of LIBOR interest rate swap	Hedged from October, 2007 through November, 2012 with $6.3 million 3.41% fixed vs. 67% of LIBOR interest rate swap

The key terms of the GO Zone Bonds issued are summarized in the table below.

Facility Term	Gulf Opportunity Zone Bonds
Amount Outstanding as of December 31, 2008	$215.0 million
Undrawn Amount	—
Maturity	July, 2037
Amortization	Payable at maturity
Interest Rate	Floating at tax exempt bond daily tender rates
Make-whole on Early Repayment	None
Debt Service Reserves Required	None
Security	Unsecured (required to be supported at all times by bank letter of credit issued under the revolving credit facility)
Financial Covenants (applicable to IMTT’s key operating subsidiaries on a combined basis)	None
Restrictions on Payments of Dividends	None, provided no default as a result of payment

For federal income tax purposes, interest on the GO Zone Bonds is excluded from gross income and is not an item of tax preference for purposes of federal alternative minimum tax imposed on individuals and corporations that are investors in the Go Zone Bonds; however, for purposes of computing the federal alternative minimum tax imposed on certain corporations, such interest is taken into account in determining adjusted current earnings. As a consequence of this and the credit support provided by the letters of credit issued under the U.S dollar denominated revolving credit facility, the floating interest rate applicable to similar bonds has historically averaged approximately 67% of LIBOR. Interest on the GO Zone Bonds is deductible to IMTT as incurred except to the extent capitalized and amortized as part of project costs as required, for federal income tax purposes.

To hedge the interest rate risk associated with IMTT's GO Zone Bond borrowings, IMTT has entered into a 10 year fixed to monthly 67% of LIBOR swap, maturing in June 2017, with a notional amount of $175.0 million as of December 31, 2008, increasing to $215.0 million on January 1, 2009, at a fixed rate of 3.662%.

As discussed above, IMTT intends to seek to raise additional U.S dollar denominated debt facilities at the operating company level in 2009 to fund IMTT’s growth capital expenditure program. Due to current financial market conditions, it is anticipated that the interest rate margins payable on new debt facilities raised will be in excess of the margins payable on the existing U.S dollar denominated revolving credit facility.

In addition to the senior debt facilities discussed above, subsidiaries of IMTT Holdings Inc. that are the parent entities of IMTT's key operating subsidiaries are the borrowers and guarantors under a debt facility with the following key terms:

Term Loan Facility
Amount Outstanding as of December 31, 2008	$78.0 million
Undrawn Amount	—
Maturity	December, 2012
Amortization	$13.0 million on each of December 31, 2009 and December 31, 2010 with balance payable at maturity.
Interest Rate	Floating at LIBOR plus 1.0%
Make-whole on Early Repayment	None.
Debt Service Reserves Required	None.
Security	Unsecured.
Guarantees	The facility is required to be progressively guaranteed by IMTT's key operating subsidiaries. These subsidiaries guarantee $52.0 million of the outstanding balance as at December 31, 2008 and the guarantee requirement increases by $13.0 million on December 31, 2009 at which time the full outstanding amount will be guaranteed by IMTT's key operating subsidiaries. Further, if the Debt to EBITDA ratio of IMTT's key operating subsidiaries on a combined basis exceeds 4.5x as at December 31, 2009, IMTT's key operating subsidiaries will assume the obligations under the term loan facility.
Financial Covenants	None.
Restrictions on Payments of Dividends	None.
Interest Rate Hedging	Fully hedged with $78.0 million amortizing, 6.29% fixed vs. LIBOR interest rate swap expiring December, 2012.

In addition to the debt facilities discussed above, IMTT Holdings Inc. received loans from its shareholders other than MIC from 2006 to 2008. The shareholder loans have a fixed interest rate of 5.5% and will be repaid over 15 years by IMTT Holdings Inc. with equal quarterly amortization that commenced March 31, 2008. Shareholder loans of $36.5 million were outstanding as at December 31, 2008.

Although IMTT adopted hedge accounting on October 1, 2008, it recorded significant non-cash derivative losses from the fair value movements on their interest rate swaps. These movements and losses are discussed under the “Unrealized (Losses) Gains on Derivative Instruments” section of “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” for IMTT.

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

	Year Ended December 31,			Change (from 2007 to 2008) Favorable/(Unfavorable)		Change (from 2006 to 2007) Favorable/(Unfavorable)
	2008	2007	2006
	$	$	$	$	%	$	%
	($ in thousands)
Cash provided by operating activities	27,078	16,005	16,857	11,073	69.2	(852)	(5.1)
Cash used in investing activities	(9,424)	(7,870)	(265,007)	(1,554)	(19.7)	257,137	97.0
Cash provided by financing activities	2,000	5,000	148,763	(3,000)	(60.0)	(143,763)	(96.6)

Operating Activities

The main drivers for cash provided by operating activities are customer receipts and amounts withdrawn from a restricted cash escrow account, offset by timing of payments for fuel, materials, pipeline repairs, vendor services and supplies, payment of payroll and benefit costs, payment of revenue-based taxes and payment of administrative costs. Our customers are generally billed monthly and make payments on account. Our vendors and suppliers generally bill us when services are rendered or when products are shipped. The increase from 2007 to 2008 was primarily due to lower accounts receivable balances due to lower fuel prices and higher operating income driven by higher margins.

Investing Activities

Cash used in investing activities primarily comprises capital expenditures. Capital expenditures for the non-utility business are funded by cash from operating activities and capital expenditures for the utility business are funded by drawing on credit facilities as well as cash from operating activities. Cash paid for our acquisition of this business is included in the results for 2006.

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

The following table sets forth information about capital expenditures in our gas production and distribution business:

	Maintenance	Growth
2006	$7.7 million	$2.4 million
2007	$4.7 million	$4.0 million
2008	$5.8 million	$3.9 million
2009 projected	$4.0 million	$3.3 million
Commitments at December 31, 2008	$659,000	$320,000

We expect to fund approximately 80% of our total 2009 capital expenditures with available debt facilities that relate to the utility operations. 2009 capital expenditures are expected to be lower than previous years due to deferral of several large projects until the economic outlook improves. 2008 capital expenditures were higher than 2007 primarily due to the completion of improvements made to a backup utility propane system.

The change in capital expenditure from 2007 to 2008 was primarily due to:

•	improvements to a backup utility propane system to improve reliability; and
•	new customer related projects.

The change in capital expenditure from 2006 to 2007 was primarily due to:

•	fewer pipeline section replacements due to the 2006 pipeline replacements; and
•	fewer vehicle purchases in 2007 than in 2006.

Commitments at December 31, 2008 include completion of improvements to a backup utility propane system and two large residential development projects as well as several smaller commercial projects.

Financing Activities

The main drivers for cash from financing activities are debt financings for capital expenditures and the repayment of outstanding debt facilities.

The change from 2007 to 2008 was primarily due to:

•	$5.0 million of long-term borrowing for utility assets in 2008; and
•	$3.0 million payment of short-term working capital borrowings outstanding at the end of 2007.

The change from 2006 to 2007 was primarily due to:

•	$3.0 million of short-term borrowing for working capital needs in 2007;
•	$160.0 million of borrowings for our acquisition of TGC, net of $3.3 million of financing costs, in 2006; and
•	$9.9 million in distributions to the previous owner in 2006.

The terms and conditions for the debt facilities include events of default, covenants and representations and warranties that are generally customary for facilities of this type. The facility also requires mandatory repayment if we or another entity managed by the Macquarie Group fails to either own 75% of the respective borrowers or control the management and policies of the respective borrowers. The HPUC, in approving the purchase by us, requires that consolidated debt to total capital for HGC Holdings not exceed 65%. The ratio was 61.7% at December 31, 2008. Material terms of the credit facilities are summarized below:

	Holding Company Debt	Operating Company Debt
Borrowers	HGC Holdings LLC	The Gas Company, LLC
Facilities	$80.0 million Term Loan	$80.0 million Term Loan	$20.0 million Revolver ($9.0 million drawn at December 31, 2008)
Collateral	First priority security interest on HGC assets and equity interests	First priority security interest on TGC assets and equity interests
Maturity	June, 2013	June, 2013	June, 2013
Amortization	Payable at maturity	Payable at maturity	Payable at the earlier of 12 months or maturity
Interest: Years 1 – 5	LIBOR plus 0.60%	LIBOR plus 0.40%	LIBOR plus 0.40%
Interest: Years 6 – 7	LIBOR plus 0.70%	LIBOR plus 0.50%	LIBOR plus 0.50%
Distributions Lock-Up Test	—	12 mo. look-forward and 12 mo. look-backward adjusted EBITDA/interest <3.5x	—
Mandatory Prepayments	—	12 mo. look-forward and 12 mo. look-backward adjusted EBITDA/interest <3.5x for 3 consecutive quarters	—
Events of Default Financial Triggers	—	12 mo. look-backward adjusted EBITDA/interest <2.5x	12 mo. look-backward adjusted EBITDA/ interest <2.5x

The gas production and distribution business has entered into interest rate swaps hedging 100% of the interest rate exposure under the two $80.0 million term loans of the facility that effectively fixes the interest rate at 4.8375% (excluding the margin).

During the second quarter of 2008, TGC increased its uncommitted unsecured short-term borrowing facility to $7.5 million. This credit line is being used for working capital needs; no amounts were outstanding as of December 31, 2008.

DISTRICT ENERGY BUSINESS

	Year Ended December 31,			Change (from 2007 to 2008) Favorable/(Unfavorable)		Change (from 2006 to 2007) Favorable/(Unfavorable)
	2008	2007	2006
	$	$	$	$	%	$	%
	($ in thousands)
Cash provided by operating activities	17,766	14,085	11,172	3,681	26.1	2,913	26.1
Cash used in investing activities	(5,378)	(9,421)	(1,618)	4,043	42.9	(7,803)	NM
Cash provided by financing activities	986	11,637	1,369	(10,651)	(91.5)	10,268	NM

NM — Not meaningful

Operating Activities

Cash provided by operating activities is primarily driven by customer receipts for services provided and for leased equipment, the timing of payments for electricity and vendor services or supplies and the payment of payroll and benefit costs. The change in cash provided by operating activities from 2007 to 2008 was primarily due to working capital improvements related to higher collection of customer reimbursements of connection costs and the timing of vendor payments for services or supplies.

The change from 2006 to 2007 was primarily due to higher contracted capacity and consumption in 2007 and an increase in working capital items, primarily accrued expenses relating to construction costs, offset by an increase in accounts receivable in 2007.

Investing Activities

Cash used in investing activities mainly comprises capital expenditures, which are generally funded by drawing on available credit facilities. Cash used in investing activities in 2007 and 2008 funded higher levels of growth capital expenditures for plant expansion and new customer interconnections, with 2007 amounts representing a significant expansion of a Chicago plant.

Maintenance Capital Expenditure

We expect to spend up to $1.0 million per year on capital expenditures relating to the replacement of parts, system reliability, customer service improvements and minor system modifications. Maintenance capital expenditures through 2012 will be funded from available debt facilities.

Growth Capital Expenditure

The following table summarizes growth capital expenditures committed by our district energy business as well as the gross profit and EBITDA expected to be generated by those expenditures. Of the $28.8 million total, approximately $13.3 million, or 46%, has been spent as of December 31, 2008.

	Capital Expenditure Cost ($ Millions)	Gross Profit/ EBITDA ($ Millions)	Expected Date
Chicago Plant and Distribution System Expansion	7.7
New Chicago Customer Connections and Minor System Modifications	7.4
	15.1	5.3	2007 – 2011
Chicago Plant Renovation and Expansion	11.0	1.3	2010 – 2011
Las Vegas System Expansion	2.7	0.3	2010
Total	28.8	6.9

New customers will typically reimburse us for a substantial portion of expenditures related to connecting them to our system, thereby reducing the impact of this element of capital expenditure. In addition, new customers generally have up to two years after their initial service date to increase capacity up to their final contracted tons which may defer a small portion of the expected gross profit and EBITDA. We anticipate that the expanded capacity sold to new or existing customers will be under contract or subject to letters of intent prior to us committing to the capital expenditure. As of February 12, 2009, we have signed contracts with twelve new customers representing approximately 84% of expected additional gross profit and EBITDA relating to the Chicago projects in the table above.

Our agreement with customers of our Las Vegas operations requires us to provide services to additional buildings being constructed on the property as long as the service requirements do not cause the plant to exceed its capabilities.

We expect to fund the capital expenditures for system expansion and interconnection primarily by drawing on available debt facilities.

The following table sets forth information about capital expenditures in our district energy business:

	Maintenance	Growth
2006	$1.1 million	$0.5 million
2007	$0.9 million	$8.5 million
2008	$1.0 million	$4.4 million
2009 projected	$1.0 million	$15.4 million
Commitments at December 31, 2008	—	$2.1 million

Financing Activities

Cash provided by financing activities is primarily driven by draws on revolving credit facilities and refinancings. The change from 2007 to 2008 was primarily due to the 2007 refinancing in which $150.0 million of new long-term borrowing was used to repay outstanding senior notes of $120.0 million and an $11.6 million revolver facility ($9.0 million of which was drawn in 2007), partially offset by a make-whole payment of $14.7 million.

Material terms of the facility are presented below:

Borrower	Macquarie District Energy, Inc., or MDE
Facilities	• $150.0 million of term loan facility (fully drawn at December 31, 2008)
• $20.0 million of capital expenditure facility ($1.5 million drawn at December 31, 2008)
• $18.5 million of revolver working capital and letter of credit facility ($7.1 million utilized at December 31, 2008 for letters of credit)
Amortization	Payable at maturity
Interest type	Floating
Interest rate and fees	• Interest rate:
• LIBOR plus 1.175% or
• Base Rate (for capital expenditure and revolving credit facilities only): 0.5% above the greater of the prime rate or the federal funds rate
• Commitment fee: 0.35% on the undrawn portion.
Maturity	September, 2014; September, 2012 for the revolver facility
Mandatory prepayment	• With net proceeds that exceed $1.0 million from the sale of assets not used for replacement assets;
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
• Backward interest coverage ratio greater than 1.5x (at December 31, 2008: 2.9x);

•

Leverage ratio (funds from operations to net debt) for the previous 12 months equal to or greater than 5.5% in years 1 and 2 and thereafter equal to or greater than 6.0% (at December 31, 2008: 13.0%);

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

To hedge the interest commitments under the new term loan, the district energy business entered into interest rate swaps fixing 100% of the term loan at 5.074% (excluding the margin).

AIRPORT PARKING BUSINESS

	Year Ended December 31,			Change (from 2007 to 2008) Favorable/(Unfavorable)		Change (from 2006 to 2007) Favorable/(Unfavorable)
	2008	2007	2006
	$	$	$	$	%	$	%
	($ in thousands)
Cash (used in) provided by operating activities	(1,904)	3,051	7,386	(4,955)	(162.4)	(4,335)	(58.7)
Cash used in investing activities(1)	(26,684)	(5,157)	(4,202)	(21,527)	NM	(955)	(22.7)
Cash (used in) provided by financing activities(1)	(1,215)	(3,072)	6,069	1,857	60.4	(9,141)	(150.6)

NM — Not meaningful

(1)	We provided our airport parking business with $26.9 million of funding in 2008 of which $13.3 million was used to pay for the acquisition of property previously leased by the business (with the total cost of $13.5 million being reflected above in cash used in investing activities), $11.4 million was used to pay for the SkyPark facility and to pre-fund capital expenditures and $2.2 million of which was used to support its ongoing operations. These contributions from us are not reflected in cash used in financing activities above, as they are eliminated on consolidation.

Operating Activities

Cash used in operating activities is primarily driven by customer receipts, timing of payments for rent, repairs and maintenance, fuel for shuttle buses, and payroll and benefits. As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above, our airport parking business has experienced declining operating performance in the second, third and fourth quarters of 2008. Prior to 2008, we had financed the liquidity needs of our airport parking business with its cash from operating activities as well as existing cash balances. However, in the second and third quarters of 2008, we contributed a total of $2.2 million in cash to support the business’ ongoing operations and other cash needs, including to pay its $1.1 million state sales tax assessment and to maintain its minimum liquidity requirements under its debt facility. We have no intention of contributing any further capital to this business other than potentially obligations that we guaranteed, including interest rate swap payments, lease payments up to a maximum amount of approximately $6.0 million and approximately $417,000 of debt.

Investing Activities

Cash used in investing activities is primarily driven by capital expenditures and payments for acquisitions. In the first quarter of 2008, we contributed $13.3 million cash to the business to facilitate the acquisition of property in Oakland. The property was previously leased by us and the purchase eliminated approximately $1.2 million of annual cash rent expense. In the third quarter of 2008, we contributed $11.4 million of cash to facilitate the acquisition of the self-park facility in Newark, NJ to strengthen our position in a historically robust market with additional lower priced self-park capacity. We expect the Newark facility to have a positive contribution to operations going forward.

Both purchases were funded through borrowings under the MIC Inc. revolving credit facility.

Maintenance Capital Expenditure

Maintenance capital projects include site improvements and IT equipment. Management has focused on improving the customer experience with upgrades to shuttle services, facilities and technology. We reduced our 2008 full year capital expenditures and expect to reduce our 2009 projected capital expenditures further by increasingly deferring non-essential items in light of declining operating results and our negative outlook for commercial enplanements. A higher level of expenditures consistent with historical amounts would likely need to be incurred beginning in 2010 and beyond to maintain the long term performance of the business.

The following table sets forth information about capital expenditures in our airport parking business:

	Maintenance	Growth
2006	$4.2 million	—
2007	$4.2 million	$0.9 million
2008(1)	$2.2 million	—
2009 projected	$622,000	—
Commitments at December 31, 2008	$83,000	—

(1)	Excludes approximately $13.5 million for land acquired, that was previously leased. The business has taken steps to effect the sale of the land and the Company has disclosed the land acquired as land available for sale, in the consolidated balance sheets.

Financing Activities

Cash used in financing activities comprised $1.5 million of debt and capital lease payments, partially offset by a release of restricted cash. Cash used in 2007 comprised $1.7 million payments of capital leases and an increase in the restricted cash balance of $1.1 million.

Material terms of the credit facility are presented below:

Borrowers	Parking Company of America Airports, LLC Parking Company of America Airports Phoenix, LLC PCAA SP, LLC PCA Airports, Ltd.
Facility	$195.0 million term loan
Security	Borrower assets
Maturity	September 9, 2009
Amortization	Payable at maturity
Interest rate	1 month LIBOR plus:
Years 1 – 3	1.90%
Year 4	2.10%
Year 5	2.30%
Minimum Liquidity	$3.0 million (at December 31, 2008: $4.6 million)
Minimum Net Worth	$40.0 million (as calculated in the loan agreement) (at December 31, 2008, we believe we would not meet this covenant, but are not required to test this unless requested by the lender.)
Lock Up Test	— Debt Service Coverage Constant Ratio of 1.00 to 1.00 with respect to the immediately preceding 12 month period (at December 31, 2008: 0.96x)

—

As a result of our failure to meet this test, excess cash may be held, as determined by the lender, as collateral for the loan or applied against the principal amount until such time as the test is met.

— An event of default would be triggered if the Borrower fails to reserve excess cash or fails to provide the excess cash calculation after receipt of notice.

The agreement includes a provision restricting transfers that would result in a change of control, which may prohibit a transfer to a person who is not affiliated with the Macquarie Group.

The airport parking business has entered into an interest rate swap agreement for $195.0 million through the maturity of the loan on September 9, 2009. The airport parking business’ obligations under the interest rate swap have been guaranteed by MIC Inc.

On January 1, 2009, we had $4.3 million of outstanding debt that was scheduled to mature. We have requested an extension on this debt, are in discussion with the lender and anticipate that we will secure it. An additional $2.1 million of outstanding debt is also scheduled to mature on May 1, 2009. The $195.0 million credit facility matures on September 9, 2009 and we believe it is unlikely, absent a significant improvement in credit markets and improvement in the business’ operations or substantial concessions from lenders, that we will be able to refinance or repay this indebtedness prior to its maturity and we have classified all of this debt as current, due to uncertainty regarding the business’ ability to extend or refinance the facilities. In addition, the business is currently in default under the liquidity covenant in this facility and, based on the preliminary results for the first quarter of 2009, it is unlikely that the business will be in compliance with its other financial covenants as of March 31, 2009. In the event we are unable to obtain waivers, or are unable to restructure this indebtedness, the lenders may pursue certain remedies, including seeking to foreclose on collateral. In such event, we may be required to seek bankruptcy protection for the business or liquidate the business. We are in discussions with our lenders as discussed above but these discussions may not result in an acceptable solution.

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

Property and equipment is initially stated at cost. Depreciation on property and equipment is computed using the straight-line method over the estimated useful lives of the property and equipment after consideration of historical results and anticipated results based on our current plans. Our estimated useful lives represent the period the asset remains in service assuming normal routine maintenance. We review the estimated useful lives assigned to property and equipment when our business experience suggests that they do not properly reflect the consumption of economic benefits embodied in the property and equipment nor result in the appropriate matching of cost against revenue. Factors that lead to such a conclusion may include physical observation of asset usage, examination of realized gains and losses on asset disposals and consideration of market trends such as technological obsolescence or change in market demand.

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

We test for goodwill and indefinite-lived intangible assets when there is an indicator of impairment. Impairments of goodwill, property, equipment, land and leasehold improvements and intangible assets during 2008 and 2007 relating to our airport services business and airport parking business, respectively, are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7.

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

Hedging

With respect to our debt facilities, and the expected cash flows from our previously held non-U.S. investments, we entered into a series of interest rate and foreign exchange derivatives to provide an economic hedge of our interest rate and foreign exchange exposure. We originally classified each hedge as a cash flow hedge at inception for accounting purposes. As discussed in Note 10, Derivative Instruments and Hedging Activities, in our consolidated financial statements, in 2006 we determined that none of our derivative instruments qualified for hedge accounting. SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities”, as amended, requires that all derivative instruments be recorded on the balance sheet at their respective fair values and, for derivatives that do not qualify for hedge accounting, that changes in the fair value of the derivative be recognized in earnings. The determination of fair value of these instruments involves estimates and assumptions and actual value may differ from the fair value reflected in the financial statements. We commenced hedge accounting in January 2007 and have classified each interest rate derivative instrument as a cash flow hedge from this time. Changes in the value of the hedges, to the extent effective, will be recorded in other comprehensive income (loss). Changes in the value that represent the ineffective portion of the hedge will be recorded in earnings as a gain or loss. We did not have any foreign exchange derivatives at December 31, 2008.

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

Accounting Policies, Accounting Changes and Future Application of Accounting Standards

See Note 2 to Consolidated Financial Statements for a summary of the Company’s significant accounting policies, including a discussion of recently adopted and issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The discussion that follows describes our exposure to market risks and the use of derivatives to address those risks. See “Critical Accounting Estimates — Hedging” for a discussion of the related accounting.

Interest Rate Risk

We are exposed to interest rate risk in relation to the borrowings of our businesses. Our current policy is to enter into derivative financial instruments to fix variable rate interest payments covering at least half of the interest rate risk associated with the borrowings of our businesses, subject to the requirements of our lenders. As of December 31, 2008, we have total debt outstanding at our consolidated businesses of $1.5 billion, most of which incurs interest at floating rates, with only $6.3 million incurring a fixed rate of interest. Of the amount incurring interest at floating rates, $1.4 billion is hedged with interest rate swaps and $117.8 million is unhedged.

MIC Inc.

As of December 31, 2008, the outstanding balance on the MIC Inc. revolving credit facility was $69.0 million. A 1% increase in the interest rate on the MIC Inc. revolving credit facility would result in a $690,000 increase in the interest cost per year. A corresponding 1% decrease would result in a $690,000 decrease in interest cost per year.

Airport Services Business

As of December 31, 2008, the outstanding balance of the floating rate senior debt for our airport services business is $939.8 million. The senior debt of our airport service business is non-amortizing through October 2012. A 1% increase in the interest rate on the airport services business debt would result in a $9.4 million increase in the interest cost per year. A corresponding 1% decrease would result in a $9.4 million decrease in interest cost per year.

The exposure of the $900.0 million term loan portion of the senior debt to interest rate changes has been 100% hedged until October 2012 through the use of interest rate swaps. These hedging arrangements will offset any additional interest rate expense incurred as a result of increases in interest rates during that period. However, if interest rates decrease, the value of our hedge instruments will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the hedge instruments of $6.5 million. A corresponding 10% relative increase would result in a $6.5 million increase in the fair market value.

Bulk Liquid Storage Terminal Business

IMTT, at December 31, 2008, had two issues of New Jersey Economic Development Authority tax exempt revenue bonds outstanding with a total balance of $36.3 million where the interest rate is reset daily by tender. A 1% increase in interest rates on this tax exempt debt would result in a $363,000 increase in interest cost per year and a corresponding 1% decrease would result in a $363,000 decrease in interest cost per year. IMTT’s exposure to interest rate changes through this tax exempt debt has been hedged from October 2007 through November 2012 through the use of a $36.3 million face value 67% of LIBOR swap. As this interest rate swap is fixed against 67% of 30-day LIBOR and not the daily tax exempt tender rate, it does not result in a perfect hedge for short-term rates on tax exempt debt although it will largely offset any additional interest rate expense incurred as a result of increases in interest rates. If interest rates decrease, the fair market value of this interest rate swap will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the interest rate swap of $168,000 and a corresponding 10% relative increase would result in a $169,000 increase in the fair market value.

IMTT, at December 31, 2008, had a $78.0 million floating rate term loan outstanding. A 1% increase in interest rates on the term loan would result in a $780,000 increase in interest cost per year. A corresponding 1% decrease would result in a $780,000 decrease in interest cost per year. IMTT’s exposure to interest rate changes through the term loan has been fully hedged through the use of an amortizing interest rate swap. These hedging arrangements will fully offset any additional interest rate expense incurred as a result of increases in interest rates. However, if interest rates decrease, the fair market value of the interest rate swap will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the interest rate swap of $441,000. A corresponding 10% relative increase in interest rates would result in a $439,000 increase in the fair market value of the interest rate swap.

IMTT, at December 31, 2008 had issued $215.0 million in Gulf Opportunity Zone Bonds (GO Zone Bonds) to fund qualified project costs at its St. Rose and Geismar storage facilities. The interest rate on the GO Zone Bonds is reset daily or weekly at IMTT’s option by tender. A 1% increase in interest rates on the outstanding GO Zone Bonds would result in a $2.2 million increase in interest cost per year and a corresponding 1% decrease would result in a $2.2 million decrease in interest cost per year. IMTT’s exposure to interest rate changes through the GO Zone Bonds has been largely hedged until June 2017 through the use of an interest rate swap which has a notional value that increases to $215.0 million on January 1, 2009. As the interest rate swap is fixed against 67% of the 30-day LIBOR rate and not the tax exempt tender rate, it does not result in a perfect hedge for short-term rates on tax exempt debt although it will largely offset any additional interest rate expense incurred as a result of increases in interest rates. If interest rates decrease, the fair market value of the interest rate swap will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the interest rate swap of $420,000 and a corresponding 10% relative increase would result in a $425,000 increase in the fair market value.

On December 31, 2008, IMTT had a total outstanding balance of $221.0 million under its U.S. revolving credit facility. A 1% increase in interest rates on this debt would result in a $2.2 million increase in interest cost per year and a corresponding 1% decrease would result in a $2.2 million decrease in interest cost per year. IMTT’s exposure to interest rate changes on its U.S. revolving credit facility has been partially hedged against 90-day LIBOR from October 2007 through March 2017 through the use of an interest rate swap which has a notional value of $90.0 million as at December 31, 2008 which increases to $200.0 million through December 31, 2012. If interest rates decrease, the fair market value of the interest rate swap will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the interest rate swap of $3.4 million and a corresponding 10% relative increase would result in a $3.3 million increase in the fair market value.

On December 31, 2008, IMTT had a total outstanding balance of $20.2 million under its Canadian revolving credit facility. A 1% increase in interest rates on this debt would result in a $202,000 increase in interest cost per year and a corresponding 1% decrease would result in a $202,000 decrease in interest cost per year.

Gas Production and Distribution Business

The senior term-debt for TGC and HGC comprise two non-amortizing term facilities totaling $160.0 million and a senior secured revolving credit facility totaling $20.0 million. At December 31, 2008, the entire $160.0 million in term debt and $9.0 million of the revolving credit line had been drawn. These variable rate facilities mature on June 7, 2013.

A 1% increase in the interest rate on TGC and HGC's term debt would result in a $1.6 million increase in interest cost per year. A corresponding 1% decrease would result in a $1.6 million decrease in annual interest cost. TGC and HGC's exposure to interest rate changes has, however, been fully hedged from September 1, 2006 until maturity through interest rate swaps. These derivative hedging arrangements will offset any interest rate increases or decreases during the term of the notes, resulting in stable interest rates of 5.24% for TGC (rising to 5.34% in years 6 and 7 of the facility) and 5.44% for HGC (rising to 5.54% in years 6 and 7 of the facility). TGC's and HGC's swaps were entered into on August 17 and 18, 2005, but became effective on August 31, 2006. A 10% relative decrease in market interest rates from December 31, 2008 levels would decrease the fair market value of the hedge instruments by $1.5 million. A corresponding 10% relative increase would increase their fair market value by $1.5 million.

District Energy Business

The senior debt for our district energy business comprises a $150.0 million floating rate facility maturing in 2014. A 1% increase in the interest rate on the $150.0 million district energy business debt would result in a $1.5 million increase in the interest cost per year. A corresponding 1% decrease would result in a $1.5 million decrease in interest cost per year.

Our district energy business’ exposure to interest rate changes through the senior debt has been hedged through the use of interest rate swaps. The $150.0 million facility is fully hedged until maturity. These hedging arrangements will offset any additional interest rate expense incurred as a result of increases in interest rates. However, if interest rates decrease, the value of our hedge instruments will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the hedge instruments of $1.9 million. A corresponding 10% relative increase would result in a $1.9 million increase in the fair market value.

Airport Parking Business

Our airport parking business has three senior debt facilities: a $195.0 million non-amortizing floating rate facility maturing in 2009 if the options to extend are not exercised, a partially amortizing $4.3 million fixed rate facility which matures in 2009 (management is currently negotiating the extension of this facility) and a partially amortizing $2.1 million fixed rated facility maturing in 2009. A 1% increase in the interest rate on the $195.0 million facility will increase the interest cost by $2.0 million per year. A 1% decrease in interest rates will result in a $2.0 million decrease in interest cost per year. Assuming a 9 month extension of the $4.3 million facility at the current terms, a 10% relative increase in interest rates will increase the fair market value by $15,000. A 10% relative decrease in interest rates will result in a $16,000 decrease in the fair market value. A 10% relative increase in interest rates will increase the fair market value of the $2.1 million facility by $3,000. A 10% relative decrease in interest rates will result in a $4,000 decrease in the fair market value. We have entered into an interest rate swap agreement for the $195.0 million through the maturity of the loan on September 9, 2009. The airport parking business’ obligations under the interest rate swap have been guaranteed by MIC Inc. A 10% relative decrease in market interest rates from December 31, 2008 levels would decrease the fair market value of the hedge instruments by $180,000. A corresponding 10% relative increase would increase their fair market value by $180,000.

Item 8. Financial Statements and Supplementary Data

MACQUARIE INFRASTRUCTURE COMPANY LLC

INDEX TO FINANCIAL STATEMENTS

Page Number
Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007	F-1
Consolidated Statements of Operations for the Years Ended December 31, 2008, December 31, 2007 and December 31, 2006	F-2
Consolidated Statements of Members’/Stockholders' Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2008, December 31, 2007 and December 31, 2006	F-3
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, December 31, 2007 and December 31, 2006	F-5
Notes to Consolidated Financial Statements	F-7
Schedule – II Valuation and Qualifying Accounts	F-56

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Macquarie Infrastructure Company LLC:

We have audited the accompanying consolidated balance sheets of Macquarie Infrastructure Company LLC and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, members'/stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macquarie Infrastructure Company LLC and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Macquarie Infrastructure Company LLC's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2009 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas
February 26, 2009

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
	($ in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$68,231	$57,473
Restricted cash	1,063	1,335
Accounts receivable, less allowance for doubtful accounts of $2,230 and $2,380, respectively	62,240	94,541
Dividends receivable	7,000	7,000
Other receivables	132	445
Inventories	15,968	18,219
Prepaid expenses	9,156	10,418
Deferred income taxes	3,774	9,330
Land – available for sale	11,931	—
Income tax receivable	489	—
Fair value of derivative instruments	—	47
Other	13,440	11,659
Total current assets	193,424	210,467
Property, equipment, land and leasehold improvements, net	673,981	674,952
Restricted cash	19,939	19,363
Equipment lease receivables	36,127	38,834
Investment in unconsolidated business	184,930	211,606
Goodwill	586,249	770,108
Intangible assets, net	812,184	857,345
Deferred costs on acquisitions	—	278
Deferred financing costs, net of accumulated amortization	23,383	28,040
Other	4,033	2,036
Total assets	$2,534,250	$2,813,029
LIABILITIES AND MEMBERS’/STOCKHOLDERS’ EQUITY
Current liabilities:
Due to manager – related party	$3,521	$5,737
Accounts payable	47,886	59,303
Accrued expenses	29,448	31,184
Current portion of notes payable and capital leases	2,724	5,094
Current portion of long-term debt	201,344	162
Fair value of derivative instruments	51,441	14,224
Customer deposits	5,457	9,481
Other	10,785	8,330
Total current liabilities	352,606	133,515
Notes payable and capital leases, net of current portion	2,274	2,964
Long-term debt, net of current portion	1,327,800	1,426,494
Deferred income taxes	65,042	202,683
Fair value of derivative instruments	105,970	42,832
Other	46,297	30,817
Total liabilities	1,899,989	1,839,305
Minority interests	5,423	7,172
Members’/stockholders' equity:
LLC interests, no par value; 500,000,000 authorized; 44,948,694 LLC interests issued and outstanding at December 31, 2008 and 44,938,380 LLC interests issued and outstanding at December 31, 2007	956,956	1,052,062
Accumulated other comprehensive loss	(97,190)	(33,055)
Accumulated deficit	(230,928)	(52,455)
Total members’/stockholders’ equity	628,838	966,552
Total liabilities and members’/stockholders’ equity	$2,534,250	$2,813,029

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
	($ in thousands, except share and per share data)
Revenue
Revenue from product sales	$586,054	$445,852	$262,432
Revenue from product sales – utility	121,770	95,770	50,866
Service revenue	339,543	284,860	201,835
Financing and equipment lease income	4,686	4,912	5,118
Total revenue	1,052,053	831,394	520,251
Costs and expenses
Cost of product sales	406,997	302,283	192,399
Cost of product sales – utility	103,216	64,371	14,403
Cost of services	143,294	113,203	92,542
Selling, general and administrative	242,373	193,887	120,252
Fees to manager – related party	12,568	65,639	18,631
Goodwill impairment	190,751	—	—
Depreciation	40,140	20,502	12,102
Amortization of intangibles	72,352	35,258	43,846
Total operating expenses	1,211,691	795,143	494,175
Operating (loss) income	(159,638)	36,251	26,076
Other income (expense)
Dividend income	—	—	8,395
Interest income	1,207	5,963	4,887
Interest expense	(104,095)	(81,653)	(77,746)
Loss on extinguishment of debt	—	(27,512)	—
Equity in earnings (losses) and amortization charges of investees	1,324	(32)	12,558
Loss on derivative instruments	(2,597)	(1,220)	(1,373)
Gain on sale of equity investment	—	—	3,412
Gain on sale of investment	—	—	49,933
Gain on sale of marketable securities	—	—	6,738
Other income (expense), net	38	(815)	594
Net (loss) income before income taxes and minority interests	(263,761)	(69,018)	33,474
Benefit for income taxes	84,120	16,483	16,421
Net (loss) income before minority interests	(179,641)	(52,535)	49,895
Minority interests	(1,168)	(481)	(23)
Net (loss) income	$(178,473)	$(52,054)	$49,918
Basic (loss) earnings per share:	$(3.97)	$(1.27)	$1.73
Weighted average number of shares outstanding: basic	44,944,326	40,882,067	28,895,522
Diluted (loss) earnings per share:	$(3.97)	$(1.27)	$1.73
Weighted average number of shares outstanding: diluted	44,944,326	40,882,067	28,912,346
Cash distributions declared per share	$2.125	$2.385	$2.075

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED STATEMENTS OF MEMBERS’/
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Trust Stock and LLC Interests		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Members’/ Stockholders’ Equity
	Number of Shares	Amount
	($ in thousands, except share and per share data)
Balance at December 31, 2005	27,050,745	$583,023	$(2,392)	$(12,966)	$567,665
Issuance of trust stock, net of offering costs	10,350,000	291,104	—	—	291,104
Issuance of trust stock to manager	145,547	4,134	—	—	4,134
Issuance of trust stock to independent directors	15,873	450	—	—	450
Distributions to trust stockholders (comprising $0.50 per share paid on 27,050,745 and 27,066,618 shares, $0.525 per share paid on 27,212,165 shares and $0.55 per share paid on 37,562,165 shares)	—	(14,478)	(47,526)	—	(62,004)
Other comprehensive income (loss):
Net income for the year ended December 31, 2006	—	—	49,918	—	49,918
Translation adjustment	—	—	—	13,597	13,597
Translation adjustment reversed upon sale of foreign investments	—	—	—	1,708	1,708
Change in fair value of derivatives, net of taxes of $832	—	—	—	1,462	1,462
Change in fair value of derivatives reversed upon sale of foreign investments	—	—	—	(1,927)	(1,927)
Unrealized gain on marketable securities	—	—	—	7,416	7,416
Realized gain on marketable securities	—	—	—	(9,285)	(9,285)
Change in post-retirement benefit plans, net of taxes of $118	—	—	—	187	187
Total comprehensive income for the year ended December 31, 2006					63,076
Balance at December 31, 2006	37,562,165	$864,233	$—	$192	$864,425
Issuance of LLC interests, net of offering costs	6,165,871	241,330	—	—	241,330
Issuance of LLC interests to manager	1,193,475	43,962	—	—	43,962
Issuance of LLC interests to independent directors	16,869	450	—	—	450
Distributions to trust stockholders and holders of LLC interests (comprising $0.57 per share paid on 37,562,165 shares, $0.59 per share paid on 37,562,165 shares, $0.605 per share paid on 43,766,877 shares and $0.62 per share paid on 44,938,380 shares)	—	(97,913)	—	—	(97,913)
Other comprehensive income (loss):
Net loss for the year ended December 31, 2007	—	—	(52,054)	—	(52,054)
Retained earnings adjustment relating to income taxes (FIN 48)	—	—	(401)	—	(401)
Change in fair value of derivatives, net of taxes of $21,702	—	—	—	(30,731)	(30,731)
Reclassification of realized gains and losses of derivatives into earnings, net of taxes of $1,905	—	—	—	(2,855)	(2,855)
Change in post-retirement benefit plans, net of taxes of $218	—	—	—	339	339
Total comprehensive loss for the year ended December 31, 2007					(85,702)

See accompanying notes to the consolidated financial statements.

	Trust Stock and LLC Interests		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Members’/ Stockholders’ Equity
	Number of Shares	Amount
	($ in thousands, except share and per share data)
Balance at December 31, 2007	44,938,380	$1,052,062	$(52,455)	$(33,055)	$966,552
Offering costs related to prior period issuance of LLC interests	—	(47)	—	—	(47)
Issuance of LLC interests to independent directors	10,314	450	—	—	450
Distributions to holders of LLC interests (comprising $0.635 per share paid on 44,938,380 shares, $0.645 per share paid on 44,948,694 shares, $0.645 per share paid on 44,948,694 shares and $0.20 per share paid on 44,948,694 shares)	—	(95,509)	—	—	(95,509)
Other comprehensive income (loss):
Net loss for the year ended December 31, 2008	—	—	(178,473)	—	(178,473)
Translation adjustment	—	—	—	(4)	(4)
Change in fair value of derivatives, net of taxes of $49,188	—	—	—	(74,267)	(74,267)
Reclassification of realized gains and losses of derivatives into earnings, net of taxes of $10,255	—	—	—	15,639	15,639
Unrealized loss on marketable securities	—	—	—	(1)	(1)
Change in post-retirement benefit plans, net of taxes of $3,539	—	—	—	(5,502)	(5,502)
Total comprehensive loss for the year ended December 31, 2008					(242,608)
Balance at December 31, 2008	44,948,694	$956,956	$(230,928)	$(97,190)	$628,838

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
	($ in thousands)
Operating activities
Net (loss) income	$(178,473)	$(52,054)	$49,918
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Non-cash goodwill impairment	190,751	—	—
Depreciation and amortization of property and equipment	70,236	31,515	21,366
Amortization of intangible assets	72,352	35,258	43,846
Equity in (earnings) losses and amortization charges of investees	(1,324)	32	(12,558)
Equity distributions from investees	1,324	—	8,265
Gain on sale of equity investment	—	—	(3,412)
Gain on sale of investments	—	—	(49,933)
Gain on sale of marketable securities	—	—	(6,738)
Amortization of debt financing costs	6,532	6,202	6,178
Non-cash derivative loss (gain), net of non-cash interest expense (income)	2,843	(2,563)	5,879
Performance fees settled in trust stock and LLC interests	—	43,962	4,134
Equipment lease receivable, net	2,372	2,531	1,880
Deferred rent	2,020	2,466	2,475
Deferred taxes	(86,096)	(22,255)	(14,725)
Other non-cash expenses, net	2,412	2,940	1,814
Non-operating losses relating to foreign investments	—	3,437	—
Loss on extinguishment of debt	—	27,512	—
Accrued interest expense on subordinated debt – related party	—	—	1,087
Accrued interest income on subordinated debt – related party	—	—	(430)
Changes in other assets and liabilities, net of acquisitions:
Restricted cash	272	(119)	4,216
Accounts receivable	16,946	(12,263)	(5,330)
Dividend receivable	—	—	2,356
Inventories	2,698	(3,291)	352
Prepaid expenses and other current assets	6,670	675	(4,601)
Due to manager – related party	(2,216)	1,453	1,647
Accounts payable and accrued expenses	(16,197)	23,814	(9,954)
Income taxes payable	(1,135)	5,006	(3,213)
Other, net	1,688	2,292	1,846
Net cash provided by operating activities	93,675	96,550	46,365
Investing activities
Acquisitions of businesses and investments, net of cash acquired	(53,274)	(704,171)	(845,085)
Deferred costs on acquisitions	—	(18)	(279)
Costs of dispositions	—	(322)	—
Proceeds from sale of equity investment	—	84,904	—
Proceeds from sale of investment	7,557	160	89,519
Proceeds from sale of marketable securities	—	—	76,737
Settlements of non-hedging derivative instruments	—	(2,530)	—

See accompanying notes to the consolidated financial statements.

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
	($ in thousands)
Purchases of property and equipment	(64,774)	(50,877)	(18,409)
Return of investment in unconsolidated business	26,676	28,000	10,471
Proceeds received on subordinated loan – related party	—	—	850
Other	415	844	—
Net cash used in investing activities	(83,400)	(644,010)	(686,196)
Financing activities
Proceeds from issuance of trust stock and LLC interests	—	252,739	305,325
Proceeds from long-term debt	5,000	1,356,625	537,000
Proceeds from line-credit facility	96,150	11,560	455,957
Offering and equity raise costs	(65)	(11,392)	(14,220)
Distributions paid to trust stockholders and holders of LLC interests	(95,509)	(97,913)	(62,004)
Distributions paid to minority shareholders	(481)	(528)	(736)
Payment of long-term debt	(162)	(904,654)	(638,356)
Debt financing costs	(1,879)	(26,247)	(14,217)
Make-whole payment on debt refinancing	—	(14,695)	—
Restricted cash	(576)	4,303	(4,228)
Payment of notes and capital lease obligations	(1,995)	(2,252)	(2,193)
Net cash provided by financing activities	483	567,546	562,328
Effect of exchange rate changes on cash	—	(1)	(272)
Net change in cash and cash equivalents	10,758	20,085	(77,775)
Cash and cash equivalents, beginning of year	57,473	37,388	115,163
Cash and cash equivalents, end of year	$68,231	$57,473	$37,388
Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Accrued acquisition and equity offering costs	$—	$1,208	$3
Accrued purchases of property and equipment	$883	$1,647	$1,438
Acquisition of equipment through capital leases	$490	$30	$2,331
Issuance of trust stock and LLC interests to manager for payment of performance fees	$—	$43,962	$4,134
Issuance of trust stock and LLC interests to independent directors	$450	$450	$269
Taxes paid	$3,174	$3,784	$1,835
Interest paid	$97,658	$92,835	$65,967

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

During the year ended December 31, 2008, the Company completed the following acquisitions:

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Except as otherwise specified, we refer to Macquarie Infrastructure Company LLC and its subsidiaries collectively as the “Company”. The Company consolidates investments where it has a controlling financial interest. The usual condition for a controlling financial interest is ownership of a majority of the voting interest and, therefore, as a general rule, ownership, directly or indirectly, of over 50% of the outstanding voting shares is a condition for consolidation. For investments in variable interest entities, as defined by Financial Accounting Standards Board (FASB) Interpretation No. 46R, “Consolidation of Variable Interest Entities”, the Company consolidates when it is determined to be the primary beneficiary of the variable interest entity. As of December 31, 2008, the Company was not the primary beneficiary of any variable interest entity in which it did not own a majority of the outstanding voting stock.

Investments

The Company accounts for 50% or less owned companies over which it has the ability to exercise significant influence using the equity method of accounting, otherwise the cost method is used. The Company’s share of net income or losses of equity investments is included in equity in earnings (loss) and amortization charges of investee in the consolidated statement of operations. Losses are recognized in other income (expense) when a decline in the value of the investment is deemed to be other than temporary. In making this determination, the Company considers Accounting Principles Board (APB) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and related interpretations, which set forth factors to be evaluated in determining whether a loss in value should be recognized, including the Company’s ability to hold its investment and inability of the investee to sustain an earnings capacity, which would justify the carrying amount of the investment.

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents at December 31, 2008 and December 31, 2007 was $15.0 million and $10.0 million, respectively, of commercial paper, issued by a counterparty with a Standard & Poor rating of A1+, which matured in January 2009 and 2008, respectively.

Restricted Cash

The Company classifies all cash pledged as collateral on the outstanding senior debt as restricted cash in the consolidated balance sheets. At December 31, 2008 and December 31, 2007, the Company has recorded $19.9 million and $19.4 million, respectively, of cash pledged as collateral in the consolidated balance sheets. In addition, at December 31, 2008 and December 31, 2007, the Company has classified $1.1 million and $1.3 million, respectively, as restricted cash in current assets relating to the airport services business and the airport parking business.

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

Inventory

Inventory consists principally of fuel purchased from various third-party vendors and materials and supplies at the airport services and gas production and distribution businesses. Fuel inventory is stated at the lower of cost or market. Materials and supplies inventory is valued at the lower of average cost or market. Inventory sold is recorded using the first-in-first-out method at the airport services business and an average cost method at the gas production and distribution business. Cash flows related to the sale of inventory are classified in net cash provided by operating activities in the consolidated statements of cash flows. The Company’s inventory balance at December 31, 2008 comprised $11.7 million of fuel and $4.3 million of materials and supplies. The Company’s inventory balance at December 31, 2007 comprised $14.1 million of fuel and $4.1 million of materials and supplies.

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

Goodwill and Intangible Assets

Goodwill consists of costs in excess of the aggregate purchase price over the fair value of tangible and identifiable intangible net assets acquired in the purchase business combinations described in Note 4, Acquisitions. The cost of intangible assets with determinable useful lives are amortized over their estimated useful lives ranging as follows:

Customer relationships	5 to 20 years
Contract rights	5 to 40 years
Non-compete agreements	2 to 5 years
Leasehold interests	3 to 32 years
Trade names	Indefinite
Technology	5 years

Impairment of Long-lived Assets, Excluding Goodwill

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets, including amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows or value expected to be realized in a third party sale. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk.

Impairment of Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, or SFAS No. 142, goodwill is tested for impairment at least annually. Goodwill is considered impaired when the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, as determined under a two-step approach. The first step is to determine the estimated fair value of each reporting unit with goodwill. The reporting units of the Company, for purposes of the impairment test, are those components of operating segments for which discrete financial information is available and segment management regularly reviews the operating results of that component. Components are combined when determining reporting units if they have similar economic characteristics.

The Company estimates the fair value of each reporting unit by estimating the present value of the reporting unit’s future discounted cash flows or value expected to be realized in a third party sale. If the recorded net assets of the reporting unit are less than the reporting unit’s estimated fair value, then no impairment is indicated. Alternatively, if the recorded net assets of the reporting unit exceed its estimated fair value, then goodwill is assumed to be impaired and a second step is performed. In the second step, the implied fair value of goodwill is determined by deducting the estimated fair value of all tangible and

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

identifiable intangible net assets of the reporting unit from the estimated fair value of the reporting unit. If the recorded amount of goodwill exceeds this implied fair value, an impairment charge is recorded for the excess.

Impairment of Indefinite-lived Intangibles, Excluding Goodwill

In accordance with SFAS No. 142, indefinite-lived intangibles, primarily trademarks and domain names, are considered impaired when the carrying amount of the asset exceeds its implied fair value.

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

Derivative Instruments

The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities”, as amended, or SFAS No. 133, which requires that all derivative instruments be recorded on the balance sheet at their respective fair values.

On the date a derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge) or a foreign-currency fair-value or cash-flow hedge (foreign currency hedge). At December 31, 2008, the Company did not have any fair value or foreign-currency hedges in place.

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

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with financial institutions and its balances may exceed federally insured limits. The Company’s accounts receivable are mainly derived from fuel and gas sales and services rendered under contract terms with commercial and private customers located primarily in the United States. At December 31, 2008 and December 31, 2007, there were no outstanding accounts receivable due from a single customer that accounted for more than 10% of the total accounts receivable. Additionally, no single customer accounted for more than 10% of the Company’s revenue during the years ended December 31, 2008, 2007 and 2006.

Foreign Currency Translation

The Company previously held foreign investments and an investment in an unconsolidated foreign business. These foreign investments and the unconsolidated business were translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. All assets and liabilities in foreign currencies from these foreign investments, and other foreign currency balances remaining on the Company’s balance sheet, are translated using the exchange rate in effect at the balance sheet dates. Foreign currency denominated income and expense items are translated using the exchange rate on the date of the transaction or the average exchange rate for the period, which approximates the exchange rate on each transaction date. Adjustments from such translation have been reported separately as a component of other comprehensive income in members’/stockholders’ equity.

(Loss) Earnings per Share

The Company calculates (loss) earnings per share in accordance with SFAS No. 128, “Earnings per Share”. Accordingly, basic (loss) earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted (loss) earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options (using the treasury stock method) and stock units granted to the Company’s independent directors; common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

Comprehensive (Loss) Income

The Company follows the requirements of SFAS No. 130, “Reporting Comprehensive Income”, or SFAS No. 130, for the reporting and presentation of comprehensive (loss) income and its components. SFAS No. 130 requires unrealized gains or losses on the Company’s available for sale securities, foreign currency translation adjustments, minimum pension liability adjustments and changes in fair value of derivatives, where hedge accounting is applied, to be included in other comprehensive (loss) income.

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

Service revenue includes certain fuelling fees. The Company receives a fuelling fee for fuelling certain carriers with fuel owned by such carriers. In accordance with Emerging Issues Task Force, or EITF, Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, revenue from these transactions is recorded based on the service fee earned and does not include the cost of the carriers’ fuel.

Other FBO revenue consists principally of de-icing services, landing and fuel distribution fees as well as rental income for hangar and terminal use. Other FBO revenue is recognized as the services are rendered to the customer.

The Company also had management contracts to operate regional airports or aviation-related facilities. Management fees are recognized pro rata over the service period based on negotiated contractual terms. All costs incurred under these contracts are reimbursed entirely by the customer and are generally invoiced with the related management fee. As the Company is acting as an agent in these contracts, the amount invoiced is recorded as revenue net of the reimbursable costs. In December 2008, the Company sold its management contracts business.

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

Airport Parking Business

Parking lot revenue is recorded as services are performed, net of appropriate allowances and local taxes. For customer vehicles remaining at the facilities at year end, revenue for services performed are recorded in accounts receivable based upon the value of unpaid parking revenue for customer vehicles.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Regulatory Assets and Liabilities

The regulated utility operations of the gas production and distribution business are subject to regulations with respect to rates, service, maintenance of accounting records, and various other matters by the Hawaii Public Utilities Commission, or HPUC. The established accounting policies recognize the financial effects of the rate-making and accounting practices and policies of the HPUC. Regulated utility operations are subject to the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”, or SFAS No. 71. SFAS No. 71 requires regulated entities to disclose in their financial statements the authorized recovery of costs associated with regulatory decisions. Accordingly, certain costs that otherwise would normally be charged to expense may, in certain instances, be recorded as an asset in a regulatory entity’s balance sheet. The gas production and distribution business records regulatory assets for costs that have been deferred for which future recovery through customer rates has been approved by the HPUC. Regulatory liabilities represent amounts included in rates and collected from customers for costs expected to be incurred in the future.

SFAS No. 71 may, at some future date, be deemed inapplicable because of changes in the regulatory and competitive environments or other factors. If the Company were to discontinue the application of SFAS No. 71, the Company would be required to write off its regulatory assets and regulatory liabilities and would be required to adjust the carrying amount of any other assets, including property, plant and equipment, that would be deemed not recoverable related to these affected operations. The Company believes its regulated operations in the gas production and distribution business continue to meet the criteria of SFAS No. 71 and that the carrying value of its regulated property, plant and equipment is recoverable in accordance with established HPUC rate-making practices.

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

For 2006, MIC LLC filed a partnership return and was not subject to income taxes. The U.S. companies that held our interests in the toll road business, MCG and SEW did not have a liability for U.S. federal income taxes, as each of these entities had elected to be disregarded as an entity separate from the Company for U.S. federal income tax purposes. MIC Inc., the holding company of our wholly-owned U.S. businesses, filed a consolidated U.S. federal taxable income return for these years. No taxes were due for those years, as the consolidated group did not have taxable income.

Reclassifications

Certain reclassifications were made to the financial statements for the prior period to conform to current year presentation.

Recently Issued Accounting Standards

In December 2008, FASB issued FASB Staff Position 132(R)-1, “Employers' Disclosures about Postretirement Benefit Plan Assets”, or FSP SFAS No. 132(R)-1. FSP SFAS No. 132(R)-1 requires additional disclosures surrounding how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, the fair value of each major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, and the significant concentration of risks in plan assets. The disclosure requirement under FSP SFAS No. 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company does not believe FSP SFAS No. 132(R)-1 will have a significant impact on its financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

In November 2008, the FASB ratified Emerging Issues Task Force 08-7, “Accounting for Defensive Intangible Assets”, or EITF 08-7. EITF 08-7 applies to acquired intangible asset that the acquirer does not intend to actively use, but intends to hold to prevent its competitors from obtaining access to the asset. EITF 08-7 clarifies that defensive intangible assets are separately identifiable and requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting, which should be amortized over the period the asset diminishes in value. Defensive intangibles must be recognized at fair value in accordance with Statement of Financial Accounting Standards No. 141 (R), “Business Combinations”, or SFAS No. 141(R), and Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, or SFAS No. 157. EITF 08-7 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company does not believe EITF 08-7 will have a significant impact on its financial statements.

In November 2008, the FASB ratified Emerging Issues Task Force Issue No. 08-6, “Equity Method Investment Accounting Considerations”, or EITF 08-6. EITF 08-6 concludes that the cost basis of a new equity-method investment would be determined using a cost-accumulation model, which would continue the practice of including transaction costs in the cost of investment and would exclude the value of contingent consideration unless it is required to be recognized under other literature, such as Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”. Equity-method investment should be subject to other-than-temporary impairment analysis. It also requires that a gain or loss to be recognized on the portion of the investor’s ownership sold. EITF 08-6 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company does not believe EITF 08-6 will have a significant impact on its financial statements.

In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets”, or FSP SFAS No. 142-3. FSP SFAS No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, or SFAS No. 142. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142’s entity-specific factors. FSP SFAS No. 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company does not believe FSP SFAS No. 142-3 will have a significant impact on its financial statements.

In February 2008, the FASB issued FASB Staff Position 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under SFAS No. 13”, or FSP SFAS No. 157-1, and FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157”, or FSP SFAS No. 157-2, affecting the implementation of SFAS No. 157. FSP SFAS No. 157-1 excludes Statement of Financial Accounting Standards No. 13, “Accounting for Leases”, or SFAS No. 13, and other accounting pronouncements that address fair value measurements under SFAS No. 13, from the scope of SFAS No. 157. However, the scope of this exception does apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value in accordance with SFAS No. 141 (R) regardless of whether those assets and liabilities are related to leases. FSP SFAS No. 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. In accordance with FSP SFAS No. 157-2, the Company has deferred the adoption of SFAS No. 157 for all non-financial assets and liabilities. Major categories of non-financial assets and liabilities to which this deferral applies include, but is not limited to, the Company’s property, plant, equipment, land and leasehold improvements; intangible assets; and goodwill.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosure about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”, or SFAS No. 161, which requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, or SFAS No. 133; and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the Company’s strategies and objectives for using derivative instruments. SFAS No. 161 is effective for periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 to have a material impact on the Company’s financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”, or SFAS No. 160, which requires noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity; not as a liability or other item outside of permanent equity. SFAS No. 160 is effective for periods beginning on or after December 15, 2008 and will be applied prospectively to all noncontrolling interests with comparative period information reclassified. While the Company’s district energy and airport parking businesses each have noncontrolling interests, the Company does not expect the adoption of SFAS No. 160 to have a material impact on the Company’s financial statements.

In December 2007, the FASB revised Statement of Financial Accounting Standards No. 141, “Business Combinations”, or SFAS No. 141(R). The revised standard includes various changes to the business combination rules. Some of the changes include immediate expensing of acquisition-related costs rather than capitalization, and 100% of the fair value of assets and liabilities acquired being recorded, even if less than 100% of a controlled business is acquired. SFAS No. 141(R) is effective for business combinations consummated in periods beginning on or after December 15, 2008. The Company expects the revised standard to have the following significant impacts on its financial statements compared with existing business combination rules: (1) increased selling, general and administrative costs due to immediate expensing of acquisition costs, resulting in lower net income; (2) lower cash provided by operating activities and lower cash used in investing activities in the statements of cash flows due to the immediate expensing of acquisition costs, which under existing rules are included as cash out flows in investing activities as part of the purchase price of the business; and (3) 100% of fair values recorded for assets and liabilities including noncontrolling interests of a controlled business on the balance sheet resulting in larger assets, liability and equity balances compared with existing business combination rules.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 inputs), second priority to other observable information such as quoted prices in markets that are not active or other directly or indirectly observable inputs (level 2 inputs) and the lowest priority to unobservable data (level 3 inputs). A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The provisions of SFAS No. 157 were effective as of the beginning of the Company’s 2008 fiscal year. The Company adopted SFAS No. 157 on January 1, 2008 and the required

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

disclosures are included in these financial statements. The impact of the adoption did not have a material impact on the Company’s financial results of operations and financial condition.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS No. 159. Under SFAS No. 159, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133 hedge accounting are not met. The Company adopted SFAS No. 159 on January 1, 2008. The impact of the adoption did not have a material impact on the Company’s financial results of operations and financial condition.

In July 2006, the FASB issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB No. 109”, or FIN 48. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company adopted the provision of FIN 48 on January 1, 2007 and recorded a $510,000 increase in the liability for unrecognized tax benefits, which is offset by a reduction of the deferred tax liability of $109,000, resulting in a decrease to the January 1, 2007 retained earnings balance of $401,000. Refer to Note 15, Income Taxes, for additional details.

3. (Loss) Earnings per Share

Following is a reconciliation of the basic and diluted number of shares used in computing (loss) earnings per share:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Weighted average number of shares outstanding: basic	44,944,326	40,882,067	28,895,522
Dilutive effect of restricted stock unit grants	—	—	16,824
Weighted average number of shares outstanding: diluted	44,944,326	40,882,067	28,912,346

The effect of potentially dilutive shares for the year ended December 31, 2006 is calculated by assuming that the 16,869 restricted stock unit grants issued to our independent directors on May 25, 2006, which vested in 2007, and the 15,873 restricted stock unit grants issued on May 25, 2005, which vested in 2006, had been fully converted to shares on those dates. The 10,314 restricted stock unit grants provided to the Company’s independent directors on May 24, 2007 and the 14,115 restricted stock unit grants provided to our independent directors on May 27, 2008 were anti-dilutive in both 2007 and 2008 due to the Company’s net loss for those years.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Acquisitions

The Company used the proceeds from the 2004 initial public offering, or IPO, to acquire the initial consolidated businesses for cash from the Macquarie Group or from infrastructure investment vehicles managed by the Macquarie Group. Acquisitions during the years ended December 31, 2007 and 2008 were funded by additional debt and drawdowns on the revolving credit facility at the MIC Inc. level. Drawdowns made in 2007 were subsequently repaid with proceeds from equity offerings.

The businesses described below have been consolidated since the date of acquisition. The initial purchase price allocation may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed.

For a description of certain related party transactions associated with the Company’s acquisitions, see Note 14, Related Party Transactions.

Supermarine FBOs

On May 30, 2007, the Company’s airport services business completed the acquisition of 100% of the interests in entities that own and operate two FBOs at Santa Monica Municipal Airport in Santa Monica, California and Stewart International Airport in New Windsor, New York (together referred to as “Supermarine”).

The cost of the acquisition, including transaction costs, was $89.5 million. In addition, the Company incurred debt financing costs of $520,000 and provided for a debt service reserve of $454,000. The Company financed the acquisition with $32.5 million of borrowings under an expansion of the airport services business credit facility at the time, and the remainder with cash. Refer to Note 9, Long-term Debt, for details.

The acquisition has been accounted for under the purchase method of accounting. Accordingly, the results of operations of Supermarine are included in the consolidated statement of operations, and as a component of the Company’s airport services business segment, since May 30, 2007.

The allocation of the purchase price, including transaction costs, was as follows ($ in thousands):

Current assets	$3,117
Property, equipment, land and leasehold improvements	19,803
Intangible assets:
Customer relationships	1,600
Contractual arrangements	37,900
Non-compete agreements	1,100
Goodwill(1)	29,269
Other assets	81
Total assets acquired	92,870
Current liabilities	1,381
Deferred income taxes	1,889
Other liabilities	59
Net assets acquired	$89,541

(1)	Included in goodwill is approximately $24.4 million that is expected to be deductible for tax purposes.

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

The cost of the acquisition, including transaction costs, was $419.1 million plus an additional $28.7 million paid in the fourth quarter of 2007 to exercise the call option discussed above. In addition, the Company incurred debt financing costs of $1.7 million, pre-funding of capital expenditures and integration costs of $5.5 million and provided for a debt service reserve of $3.3 million. The Company financed the acquisition in August 2007 with $192.0 million of borrowings under a new credit facility and the remainder with cash proceeds received from an equity offering of the Company, which was completed in July 2007. Refer to Note 12, Members’/Stockholders’ Equity, for further details of the equity offering. The acquisition of the remaining 11% of equity was initially financed with the MIC Inc. revolving credit facility, which was subsequently repaid with proceeds from the airport services debt refinancing. Refer to Note 9, Long-Term Debt, for details. The Company paid an additional $528,000 for the acquisition in January 2008 as a working capital adjustment.

The acquisition has been accounted for under the purchase method of accounting. Accordingly, the results of operations of Mercury are included in the consolidated statements of operations, and as a component of the Company’s airport services business segment, since August 9, 2007.

The allocation of the purchase price, including transaction costs, was as follows ($ in thousands):

Current assets	$19,438
Fair value of derivative instruments	27,200
Property, equipment, land and leasehold improvements	71,400
Intangible assets:
Customer relationships	14,200
Contractual arrangements	198,100
Non-compete agreements	1,200
Goodwill(1)	209,462
Total assets acquired	541,000
Current liabilities	16,670
Deferred income taxes	75,778
Other liabilities	1,030
Minority interests(2)	28,400
Net assets acquired	$419,122

(1)	Included in goodwill is approximately $23.3 million, arising from Mercury's prior acquisitions, that is expected to be deductible for tax purposes.
(2)	The above table shows the allocation of the $419.1 million purchase price for the initial acquisition on August 9, 2007. Following the acquisition of the minority interests in the fourth quarter of 2007, the $28.4 million minority interests amount was removed and resulted in a total purchase price of $447.8 million (which includes $354,000 of additional acquisition costs).

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

The cost of the acquisition, including transaction costs, was $160.6 million plus $25.5 million for an option. In addition, the Company incurred debt financing costs of $723,000, pre-funding of capital expenditures and integration costs of $2.0 million and provided for a debt service reserve of $1.5 million. The Company financed the acquisition with $80.0 million of borrowings under a new credit facility and $60.0 million from the MIC Inc. revolving credit facility (both of which were repaid in October 2007 with proceeds from the refinancing of the airport services business’ debt) and the remainder with cash proceeds received from the July 2007 equity offering. Refer to Note 9, Long-Term Debt, for further details of the additional term loan facility and to Note 12, Members’/Stockholders’ Equity, for further details of the equity offering.

The acquisition has been accounted for under the purchase method of accounting. Accordingly, the results of operations of San Jose are included in the consolidated statements of operations, and as a component of the Company’s airport services business segment, since August 17, 2007.

The allocation of the purchase price, including transaction costs, was as follows ($ in thousands):

Current assets	$14,068
Property, equipment, land and leasehold improvements	32,262
Intangible assets:
Customer relationships	2,200
Contractual arrangements	102,100
Non-compete agreements	2,000
Goodwill(1)(2)	43,617
Deferred income taxes	259
Other assets	74
Total assets acquired	196,580
Current liabilities	9,771
Other liabilities	667
Net assets acquired	$186,142

(1)	In addition to the $160.6 million paid for the acquisition, the net assets acquired above includes an additional $25.5 million in goodwill, representing the fair value of the option to acquire the San Jose FBOs in Mercury's opening balance sheet.
(2)	Included in goodwill is approximately $39.2 million that is expected to be deductible for tax purposes.

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

The allocation of the purchase price, including transaction costs, was as follows ($ in thousands):

Current assets	$840
Property, equipment, land and leasehold improvements	6,214
Intangible assets:
Customer relationships	460
Contractual arrangements	7,100
Non-compete agreements	130
Goodwill(1)	1,939
Total assets acquired	16,683
Current liabilities	1,140
Net assets acquired	$15,543

(1)	Included in goodwill is approximately $1.8 million that is expected to be deductible for tax purposes.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Acquisitions  – (continued)

The cost of the acquisition, including transaction costs, was $41.8 million and the Company has pre-funded integration costs of $300,000. The Company financed the acquisition with borrowings under the MIC Inc. revolving credit facility.

For a description of related party transactions associated with the Company’s acquisition, see Note 14, Related Party Transactions. The acquisition has been accounted for under the purchase method of accounting. Accordingly, the results of operations of Seven Bar are included in the consolidated statements of operations and as a component of the Company’s airport services business segment since March 4, 2008.

The allocation of the purchase price, including transaction costs, was as follows ($ in thousands):

Current assets	$1,147
Property, equipment, land and leasehold improvements	10,353
Intangible assets:
Customer relationships	750
Contractual arrangements	26,050
Non-compete agreements	50
Goodwill(1)	5,156
Total assets acquired	43,506
Current liabilities	1,296
Other liabilities	370
Net assets acquired	$41,840

(1)	Included in goodwill is approximately $4.9 million that is expected to be deductible for tax purposes.

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

The Company allocated $750,000 of the purchase price to customer relationships in accordance with EITF 02-17. The Company will amortize the amount allocated to customer relationships over a nine-year period.

Newark SkyPark Airport Parking Facility

On July 31, 2008, the Company’s airport parking business completed the acquisition of the Newark SkyPark airport parking facility, or SkyPark, an off-airport parking facility at Newark Liberty International Airport in New Jersey.

The cost of the acquisition, including transaction costs, was $11.4 million. The Company financed the acquisition with borrowings under the MIC Inc. revolving credit facility.

The acquisition has been accounted for under the purchase method of accounting. Accordingly, the results of operations of SkyPark are included in the consolidated statements of operations and as a component of the Company’s airport parking business segment since July 31, 2008.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Acquisitions  – (continued)

The allocation of the purchase price, including transaction costs, was as follows ($ in thousands):

Property, equipment, land and leasehold improvements	$6,150
Intangible assets:
Customer relationships	53
Trade names	233
Goodwill(1)	4,979
Total assets acquired	$11,415

(1)	Included in goodwill is approximately $4.8 million that is expected to be deductible for tax purposes.

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

Pro Forma Information

The following unaudited pro forma information summarizes the results of operations for the years ended December 31, 2008 and 2007 as if the acquisitions of Supermarine, Mercury, San Jose, Rifle, Seven Bar and SkyPark had been completed at the beginning of the prior comparative year commencing on January 1, 2007. The pro forma data combines the Company’s consolidated results with those of the acquired entities (prior to acquisition) for the periods shown. The results are adjusted for amortization, depreciation, interest expense and income taxes relating to the acquisitions. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been achieved if the acquisitions had occurred as of the beginning of the periods presented or that may be achieved in the future. The pro forma amounts are as follows ($ in thousands, except per share data):

	Year Ended December 31, 2008	Year Ended December 31, 2007
Pro forma consolidated revenue	$1,056,384	$1,011,279
Pro forma consolidated net loss	$(178,844)	$(58,878)
Basic and diluted loss per share	$(3.98)	$(1.44)

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Direct Financing Lease Transactions

The Company has entered into energy service agreements containing provisions to lease equipment to customers. Under these agreements, title to the leased equipment will transfer to the customer at the end of the lease terms, which range from 5 to 25 years. The lease agreements are accounted for as direct financing leases. The components of the Company’s consolidated net investments in direct financing leases at December 31, 2008 and 2007 are as follows ($ in thousands):

	December 31, 2008	December 31, 2007
Minimum lease payments receivable	$69,493	$76,514
Less: unearned financing lease income	(30,249)	(34,897)
Net investment in direct financing leases	$39,244	$41,617
Equipment lease:
Current portion	$3,117	$2,783
Long-term portion	36,127	38,834
	$39,244	$41,617

Unearned financing lease income is recognized over the terms of the leases. Minimum lease payments to be received by the Company total approximately $69.5 million as follows ($ in thousands):

2009	$7,551
2010	6,874
2011	6,874
2012	6,874
2013	6,874
Thereafter	34,446
Total	$69,493

6. Property, Equipment, Land and Leasehold Improvements

Property, equipment, land and leasehold improvements at December 31, 2008 and 2007 consist of the following ($ in thousands):

	December 31, 2008	December 31, 2007
Land(1)	$56,039	$63,275
Easements	5,624	5,624
Buildings	34,128	36,202
Leasehold and land improvements	301,623	270,662
Machinery and equipment	321,240	302,408
Furniture and fixtures	9,952	9,006
Construction in progress	48,520	59,292
Property held for future use	1,540	1,503
	778,666	747,972
Less: accumulated depreciation	(104,685)	(73,020)
Property, equipment, land and leasehold improvements, net(2)	$673,981	$674,952

(1)	In April 2008, the airport parking business acquired land, that was previously leased, for $13.5 million. The business also reversed the $1.5 million accrued rent liability in relation to this land, resulting in a net book value of approximately $12.0 million. The business has taken steps to effect the sale of the land, and the Company has disclosed the land acquired as land-available for sale, in the consolidated balance sheets and not in property, equipment, land and leasehold improvements. The business expects to complete the sale during 2009.
(2)	Includes $2.1 million and $1.5 million of capitalized interest for the year ended December 31, 2008 and 2007, respectively.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Property, Equipment, Land and Leasehold Improvements  – (continued)

In accordance with SFAS 144, the Company recognized non-cash impairment charge of $32.9 million primarily relating to leasehold and land improvements, including land, buildings, machinery and equipment, equipment and furniture and fixtures at the airport services and airport parking business during the fourth quarter of 2008. The Company reported non-cash impairment charges of $13.8 million in depreciation expense for the airport services business and $19.1 million in cost of service for the airport parking business in the consolidated statement of operations.

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

7. Intangible Assets

Intangible assets at December 31, 2008 and 2007 consist of the following ($ in thousands):

	Weighted Average Life (Years)		December 31, 2008	December 31, 2007
Contractual arrangements	30.1		$802,419	$802,272
Non-compete agreements	2.5		9,515	9,465
Customer relationships	10.7		78,596	85,300
Leasehold rights	11.1		3,542	8,359
Trade names	Indefinite	(1)	15,401	17,497
Domain names	Indefinite	(2)	—	2,108
Technology	5.0		460	460
			909,933	925,461
Less: Accumulated amortization			(97,749)	(68,116)
Intangible assets, net			$812,184	$857,345

(1)	In 2007, trade names of $2.1 million and $233,000 were being amortized over a period within 1.5 years and 20.5 years, respectively.
(2)	In 2007, domain names of $334,000 were being amortized over a period within 4 years.

As a result of declines in the performance of certain asset groups during fiscal 2008, the Company evaluated such asset groups for impairment under SFAS No. 144 and determined that certain asset groups were impaired. The Company estimated the fair value of each of the impaired asset groups using either discounted cash flows or third party appraisals. Accordingly, the Company recognized $29.8 million of non-cash impairment charges consisting of $21.7 million related to contractual arrangements at the airport services business and $8.1 million related to customer relationships, leasehold rights and trademarks at the airport parking business in amortization of intangibles in the consolidated statement of operations during the fourth quarter of 2008.

For the year ended December 31, 2007, a $1.3 million impairment charge relating to the airport management contacts at the airport services business. Terms of the sale agreement entered in January 2008, pertaining to the pending sale of this part of the business, indicated this impairment for the 2007 year. The airport management contracts at the airport services business were subsequently sold in 2008.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Intangible Assets  – (continued)

Amortization expense of intangible assets for the years ended December 31, 2008, 2007 and 2006 totaled $72.4 million, $35.3 million and $43.8 million, respectively. The estimated future amortization expense for intangible assets to be recognized for the years ending December 31 is as follows: 2009 — $38.3 million; 2010 — $36.2 million; 2011 — $36.2 million; 2012 — $36.2 million; 2013 — $36.1 million; and thereafter — $613.8 million.

The change in goodwill from December 31, 2007 to December 31, 2008 is as follows:

Balance at December 31, 2007	$770,108
Acquisition of Seven Bar FBOs	5,156
Acquisition of SkyPark	4,979
Prior period acquisition purchase price adjustments	(3,243)
Impairment of airport services business	(52,000)
Impairment of airport parking business	(138,751)
Balance at December 31, 2008	$586,249

In accordance with SFAS No. 142, the Company performed its annual goodwill impairment test during the fourth quarter of 2008. Goodwill is considered impaired when the carrying amount of a reporting unit exceeds its fair value and the carrying value of the reporting unit’s goodwill exceeds the fair value of the goodwill, as determined under a two-step approach. The estimated fair values of each of the four reporting units with goodwill (airport services, airport parking, the gas production and distribution business, and district energy) were estimated based on the present value of each reporting unit’s future discounted cash flows. The decline in the Company’s stock price, particularly over the latter part of 2008, has caused the book value of the Company to exceed its market capitalization. Based on the testing performed, the Company recognized goodwill impairment charges totalling $190.8 million, of which $138.8 million was recorded at the airport parking business to write off all of its goodwill and $52.0 million was recorded at the airport services business.

While management has a plan to return the Company’s business fundamentals to levels that support the book value per common share, there is no assurance that the plan will be successful, or that the market price of the common stock will increase to such levels in the foreseeable future. Discount rates used in recent cash flow analyses have increased and projected cash flows relating to the Company’s reporting units have generally declined in the latter half of 2008 primarily as the result of negative macroeconomic factors. There is no assurance that discount rates will not increase or that the earnings, book values or projected earnings and cash flows of the Company’s individual reporting units will not decline. Management will continue to monitor the relationship of the Company’s market capitalization to its book value, the differences for which management attributes to both negative macroeconomic factors and Company specific factors, and management will continue to evaluate the carrying value of goodwill and other intangible assets. Accordingly, an impairment charge to goodwill and other intangible assets may be required in the foreseeable future if the Company’s common stock price continues to trade below book value per common share or the book value exceeds the estimated fair value of an individual reporting unit.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Accrued Expenses

Accrued expenses at December 31, 2008 and 2007 consist of the following ($ in thousands):

	December 31, 2008	December 31, 2007
Payroll and related liabilities	$10,189	$11,887
Interest	1,507	1,499
Insurance	2,686	2,728
Real estate taxes	2,438	2,347
Other	12,628	12,723
	$29,448	$31,184

9. Long-term Debt

The Company capitalizes its operating businesses separately using non-recourse, project finance style debt. In addition, it has a credit facility at its subsidiary, MIC Inc., primarily to finance acquisitions and capital expenditures. At December 31, 2008, there was $69.0 million outstanding on this facility. The Company currently has no indebtedness at the MIC LLC level apart from the guarantee of the MIC Inc.’s revolving credit facility.

All of the term debt facilities described below contain customary financial covenants, including maintaining or exceeding certain financial ratios, and limitations on capital expenditures and additional debt.

For a description of certain related party transactions associated with the Company’s long-term debt, see Note 14, Related Party Transactions.

At December 31, 2008 and 2007, the Company’s consolidated long-term debt consists of the following ($ in thousands):

	December 31, 2008	December 31, 2007
MIC Inc. revolving credit facility	69,000	—
Airport services	939,800	911,150
Gas production and distribution	169,000	164,000
District energy	150,000	150,000
Airport parking	201,344	201,506
Total	1,529,144	1,426,656
Less current portion	(201,344)	(162)
Long-term portion	$1,327,800	$1,426,494

At December 31, 2008, future maturities of long-term debt are as follows ($ in thousands):

2009	$201,344
2010	69,000
2011	—
2012	—
2013	169,000
Thereafter	1,089,800
Total	$1,529,144

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Long-term Debt  – (continued)

MIC Inc.

MIC Inc. has a $300.0 million revolving credit facility with Citicorp North America Inc. (as lender and administrative agent), Wachovia Bank National Association, Credit Suisse, Cayman Islands Branch, WestLB AG, New York Branch, and Macquarie Bank Limited. The original maturity of the facility was March 2008; however, in February 2008, MIC Inc. amended and restated the facility, extending the maturity to March 2010. The main use of the facility is to fund acquisitions, capital expenditures and to a limited extent, working capital. The facility terminates on March 31, 2010 and currently bears interest at the rate of LIBOR plus 2.75%. Base rate borrowings would be at the base rate plus 1.75%.

The balance outstanding at December 31, 2008 was $69.0 million. On February 20, 2008, MIC Inc. drew $56.0 million on this facility, part of which was used to fund the acquisition of Seven Bar FBOs which was completed in the first quarter of 2008, and part of which was used for other projects. On July 31, 2008, MIC Inc. drew an additional $13.0 million on this facility to fund the acquisition of SkyPark, which was completed in the third quarter of 2008. Macquarie Bank Limited, a related party, committed $66.7 million to the $300.0 million facility, of which $12.4 million was drawn on February 20, 2008 as part of the $56.0 million total drawdown and an additional $2.9 million was drawn on July 31, 2008 as part of the $13.0 million total drawdown.

In 2007, MIC Inc. borrowed a total of $89.0 million under the revolving credit facility in 2007 and repaid the facility in full with proceeds from the airport services business refinancing, as discussed below. There was no balance outstanding at December 31, 2007.

The obligations under the facility are guaranteed by the Company and secured by a pledge of the equity of all current and future direct subsidiaries of MIC Inc. and the Company. Among other things, the revolving facility includes an event of default should the Manager or another affiliate within the Macquarie Group cease to act as manager of the Company.

Material terms of the MIC Inc.’s revolving credit facility are presented below:

Borrower	MIC Inc.
Facilities	$300.0 million for loans and/or letters of credit
$50.0 million uncommitted accordion feature
Termination date	March 31, 2010
Interest and principal repayments	Interest only during the term of the loan
Repayment of principal at termination, upon voluntary prepayment, or upon an event requiring mandatory prepayment
Eurodollar rate	LIBOR plus 2.75% per annum
Base rate	Base rate plus 1.75% per annum
Annual commitment fee	0.50% per annum on the average daily undrawn balance

For a description of certain related party transactions associated with the Company’s acquisitions and MIC Inc.’s revolving credit facility, see Note 14, Related Party Transactions.

Airport Services Business

At the beginning of 2006, the airport services business had in place a $300.0 million term loan and a $5.0 million revolving credit facility, of which $2.0 million was utilized to issue letters of credit. In July 2006, the airport services business debt facility was expanded (and drawn down) by an additional $180.0 million to finance the acquisition of Trajen. In February 2007, the debt facility was expanded by an additional

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Long-term Debt  – (continued)

$32.5 million to partially finance the acquisition of Supermarine on May 30, 2007, at which time this additional debt was drawn down. The interest rate on the term loan was LIBOR plus 1.75% for the first three years and LIBOR plus 2% for the last two years. The floating rate interest payments under the term loan were fully hedged at an average rate of 5.035% (excluding the margin). The term loan (including the expansions in 2006 and 2007) was due for repayment in 2010; however, it was repaid in October 2007 as part of the refinancing discussed below.

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

In August 2007, the airport services business entered into another credit facility to provide for $80.0 million of bridge term loan borrowings to partially finance the acquisition of San Jose and a $5.0 million working capital revolving facility. This term facility was drawn down on August 17, 2007 when the acquisition closed. The floating interest rate on these loans was LIBOR with a 1.7% margin. The interest on this bridge term loan was fully hedged at 5.442% (excluding the margin). This bridge term loan required repayment in 2009, but the facility was repaid in October 2007 as part of the refinancing discussed below.

Airport Services Business Refinancing

On September 27, 2007, the airport services business entered into a new credit facility to provide an increased term loan facility, a capital expenditure facility and a revolving credit facility. The new credit facility was drawn down on October 16, 2007 and the proceeds were used to repay the existing $512.5 million term loan facility, the $192.0 million Mercury bridge facility, the $80.0 million San Jose bridge facility and $89.0 million borrowed by MIC Inc. under its revolving credit facility. In addition, the proceeds were used to repay outstanding balances under the existing working capital revolving facilities, and to pay for costs and expenses incurred in connection with the new credit facility.

The terms of the loan agreement of the airport services business have been revised in accordance with the amendment completed and effective on February 25, 2009. A comparative summary of key terms is presented below.

Item	Existing terms	Revised terms
Borrower	Atlantic Aviation	Unchanged
Facilities	$900.0 million term loan facility (fully drawn at December 31, 2008)	Unchanged
	$50.0 million capital expenditure facility ($39.8 million drawn at December 31, 2008)	Unchanged
	$20.0 million revolving working capital and letter of credit facility	$18.0 million revolving working capital and letter of credit facility
	($6.8 million utilized for letters of credit at December 31, 2008)	($6.8 million utilized to back letter of credit at December 31, 2008)
Amortization	Payable at maturity	Unchanged
	100% of excess cash flow in years 6 and 7 used to prepay loans	Years 1 to 5, amortization per leverage grid below:

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Long-term Debt  – (continued)

Item	Existing terms	Revised terms
100% excess cash flow when Leverage Ratio is 6.0x or above 50% excess cash flow when Leverage Ratio is between 6.0x and 5.5x 100% of excess cash flow in years 6 and 7 (unchanged)
Interest rate and fees	Years 1 – 5:
	LIBOR plus 1.6% or	Unchanged
	Base Rate (for revolving credit facility only): 0.6% above the greater of: (i) the prime rate or (ii) the federal funds rate plus 0.5%	Unchanged
Years 6 – 7:
	LIBOR plus 1.725% or	Unchanged
	Base Rate (for revolving credit facility only): 0.725% above the greater of: (i) the prime rate or (ii) the federal funds rate plus 0.5%	Unchanged
Maturity	October, 2014	Unchanged
Collateral	First lien on the following (with limited exceptions):	Unchanged
	Project revenues;	Unchanged
	Equity of the borrower and its subsidiaries; and	Unchanged
	Insurance policies and claims or proceeds.	Unchanged

To hedge the interest commitments under the new term loan, the airport services business’s existing interest rate swaps were novated and, in addition, new swaps were entered into, fixing 100% of the term loan for years 1 to 5. Excluding the margin, the weighted average swap rate for the term loan facility over the first five year period of the debt facility is approximately 5.18%. The following table shows the weighted average rates which fix the term facility by period (not including interest margins of 1.6% and 1.725%):

Start Date	End Date	Average Rate
November 7, 2007	September 20, 2009	5.1590%
September 30, 2009	October 21, 2009	5.1608%
October 21, 2009	December 14, 2010	5.2026%
December 14, 2010	October 16, 2012	5.1925%

Gas Production and Distribution Business

The acquisition of The Gas Company, LLC, or TGC, in June 2006 was partially financed with $160.0 million of term loans borrowed under the two amended and restated loan agreements. One of these loan agreements provides for an $80.0 million term loan borrowed by HGC, the parent company of TGC. The other loan agreement provides for an $80.0 million term loan borrowed by TGC and a $20.0 million revolving credit facility, including a $5.0 million letter of credit facility. TGC generally intends to utilize the $20.0 million revolving credit facility to finance its working capital and to finance or refinance its capital expenditures for regulated assets.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Long-term Debt  – (continued)

The obligations under the credit agreements are secured by security interests in the assets of TGC as well as the equity interests of TGC and HGC. Material terms of the term and revolving credit facilities are presented below:

	Holding Company Debt	Operating Company Debt
Borrowers:	HGC Holdings LLC	The Gas Company, LLC
Facilities:	$80.0 million Term Loan (fully drawn at December 31, 2008 and 2007)	$80.0 million Term Loan (fully drawn at December 31, 2008 and 2007)	$20.0 million Revolver ($9.0 million and $4.0 million drawn at December 31, 2008 and 2007, respectively, and $25,000 utilized for letters of credit at December 31, 2007)
Collateral:	First priority security interest on HGC assets and equity interests	First priority security interest on TGC assets and equity interests
Maturity:	June, 2013	June, 2013	June, 2013
Amortization:	Payable at maturity	Payable at maturity	Payable at the earlier of 12 months or maturity
Interest rate:
Years 1 to 5:	LIBOR plus 0.60%	LIBOR plus 0.40%	LIBOR plus 0.40%
Interest rate:
Years 6 to 7:	LIBOR plus 0.70%	LIBOR plus 0.50%	LIBOR plus 0.50%

To hedge the interest commitments under the new term loan, the gas production and distribution business entered into interest rate swaps fixing 100% of the term loans at 4.8375% (excluding the margin).

In addition to customary terms and conditions for secured term loan and revolving credit agreements, the agreements provide that TGC:

(1)	may not incur more than $7.5 million of new debt; and
(2)	may not sell or dispose of more than $10.0 million of assets per year.

The facilities also require mandatory repayment if the Company or another entity managed by the Macquarie Group fails to either own 75% of the respective borrowers or control the management and policies of the respective borrowers.

The Hawaii Public Utilities Commission, in approving the purchase of the business by the Company, required that HGC’s consolidated debt to total capital ratio may not exceed 65%. This ratio was 61.7% at December 31, 2008 and 63.6% at December 31, 2007.

During the second quarter of 2008, the gas production and distribution business also increased its unsecured short-term borrowing facility to $7.5 million. This credit line bears interest at the lending bank’s quoted rate or prime rate. The facility is used for working capital needs. At December 31, 2008 no amounts were outstanding.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Long-term Debt  – (continued)

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

District Energy Business Refinancing

On September 21, 2007, the district energy business entered a new credit facility to provide a term loan facility, a capital expenditure facility and a revolving credit facility. The new credit facility was drawn down on September 26, 2007 and the proceeds of $150.0 million were used to repay the existing notes payable and revolver, a $14.7 million make-whole payment, and to pay accrued interest, fees and transaction costs.

Material terms of the facility are presented below:

Borrower:	Macquarie District Energy, Inc.
Facilities:	$150.0 million term loan facility (fully drawn at December 31, 2008 and 2007) $20.0 million capital expenditure facility ($1.5 million drawn at December 31, 2008 and none drawn at December 31, 2007)
$18.5 million revolving working capital and letter of credit facility ($7.1 million and $7.2 million utilized at December 31, 2008 and 2007, respectively, for letters of credit)
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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Long-term Debt  – (continued)

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
(iii)	a $4.8 million term loan with an outstanding balance of $4.6 million at the beginning of 2006, secured by the land at the Chicago facility site. This loan incurs interest at 5.325% and is due for repayment on January 1, 2009. At December 31, 2008, the outstanding balance of this loan was $4.2 million; and
(iv)	a $2.3 million loan with an outstanding balance at the beginning of 2006 of $2.2 million, assumed in connection with the acquisition of an additional facility in Philadelphia. This loan incurs interest at 5.46% and is due for repayment on May 1, 2009. At December 31, 2008, the outstanding balance of this loan was $2.1 million.

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

Material terms of the new credit facility are presented below:

Borrowers:	Parking Company of America Airports, LLC Parking Company of America Airports Phoenix, LLC PCAA SP, LLC PCA Airports, LTD
Facility:	$195.0 million term loan (fully drawn at December 31, 2008 and 2007)
Collateral:	Borrowers’ assets
Maturity:	September, 2009 plus 2 one-year optional extensions subject to meeting certain covenants
Amortization:	Payable at maturity
Interest rate: Years 1 to 3:	LIBOR plus 1.90%
Interest rate: Year 4:	LIBOR plus 2.10%
Interest rate: Year 5:	LIBOR plus 2.30%

The airport parking business had an interest rate cap at LIBOR equal to 4.48% in effect through October 15, 2008 with respect to a notional amount of the loan of $58.7 million. The airport parking business

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Long-term Debt  – (continued)

had an interest rate swap for the $136.3 million balance of the floating rate facility at 5.17% (excluding the margin) through October 16, 2008 and for the full $195.0 million once the interest rate cap expired through the maturity of the loan on September 15, 2009. The obligations of the airport parking business under the interest rate swap have been guaranteed by MIC Inc.

The airport parking business has $201.3 million of total debt, which included $6.3 million of fixed rate debt at December 31, 2008, due on or before September 9, 2009. This debt is secured by assets and collateral of the airport parking business. Creditors of this business do not have recourse to any assets of the Company or any assets of the other businesses, other than approximately $12.0 million in guarantees and interest rate swap liabilities.

The airport parking business is currently in default under the liquidity covenant in their credit facility and, based on preliminary results for the first quarter of 2009, it is unlikely that the business will be in compliance with its other financial covenants as of March 31, 2009. In addition, the airport parking business does not have sufficient liquidity or capital resources to pay its maturing debt obligations and, based on current results and market conditions, the Company does not expect that the airport parking business will be able to refinance its debt as it matures. The Company has no intention of contributing any further capital to this business other than potentially obligations that the Company has guaranteed. As a result, it is likely that this business will default on its existing debt obligations without substantial concessions from lenders and there is doubt regarding the ability of the airport parking business to continue as a going concern. Accordingly, all of the Company’s long term assets have been written down to estimated fair value resulting in impairment of goodwill, property equipment, land and leasehold improvements and intangible assets of $166.0 million. The Company is in discussion with lenders and are pursuing strategic alternatives for this business including asset sales, restructuring plans, filing for protection under bankruptcy laws or liquidating the business.

10. Derivative Instruments and Hedging Activities

The Company has interest rate-related derivative instruments to manage its interest rate exposure on its debt instruments. The Company does not enter into derivative instruments for any purpose other than economic interest rate hedging. That is, the Company does not speculate using derivative instruments.

By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties.

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest rates is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

Debt Obligations

The Company and its businesses have in place variable-rate debt. The debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk on a majority of its variable-rate debt. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt for the portion of the debt that is swapped.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Derivative Instruments and Hedging Activities  – (continued)

In accordance with SFAS No. 133, the Company has concluded that all of its interest rate swaps qualify as cash flow hedges, and the Company applies hedge accounting for these instruments. Changes in the fair value of interest rate derivatives designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate debt obligations are reported in other comprehensive income or loss. Any ineffective portion on the change in the valuation of derivatives is taken through earnings, and reported in the gain or loss on derivative instruments line in the consolidated statements of operations. The Company anticipates the hedges to be effective on an ongoing basis. The term over which the Company is currently hedging exposures relating to debt is through September 2014.

At December 31, 2008, the Company had $1.5 billion of debt, $1.4 billion of which was hedged with interest rate swaps, $117.8 million of which was unhedged and $6.3 million of which incurred interest at fixed rates.

At December 31, 2007, the Company had $1.4 billion of long-term debt, $1.3 billion of which was hedged with interest rate swaps, $58.7 million of which was hedged with interest rate caps, $15.2 million of which was unhedged and $6.5 million of which incurred interest at fixed rates.

For the years ended December 31, 2008 and 2007, the Company recorded the following movements in the value of its derivative instruments ($ in thousands):

	December 31, 2008	December 31, 2007
	Interest Rate Swaps	Interest Rate Swaps	Foreign Exchange Forward Contracts(1)	Total
Opening balance (liability)/asset (includes current and non-current portions)	$(57,009)	$2,432	$(3,287)	$(855)
Unrealized loss on derivative instruments included in other comprehensive loss for the year ended	(123,454)	(56,783)	—	(56,783)
Ineffective portion of the changes in the valuation of the derivative instruments, representing unrealized gains (losses) included in loss on derivative instruments for the year ended	51	(2,386)	—	(2,386)
Reclassification of realized losses (gains) on derivative instruments into interest expense for the year ended	23,001	(272)	—	(272)
Changes in valuation of foreign exchange forward contracts	—	—	3,287	3,287
Closing balance (liability)/asset (includes current and non-current portions)	$(157,411)	$(57,009)	$—	$(57,009)

(1)	During 2007, the Company had foreign exchange forward contracts for its anticipated cash flows in order to hedge the market risk associated with fluctuations in foreign exchange rates. As the Company sold all of its foreign investments during the year ended December 31, 2006, the Company’s existing foreign exchange forward contracts were closed out by entering equal and offsetting contracts, all of which were settled during 2007.

For the year ended December 31, 2007, the Company recorded $3.3 million in gains, representing changes in the valuation of foreign exchange forward contracts, partially offset by a $2.5 million realized

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Derivative Instruments and Hedging Activities  – (continued)

loss on the settlement of those contracts, in loss on derivative instruments. The Company does not have any foreign exchange derivative instruments outstanding at December 31, 2007 and December 31, 2008.

Also included within loss on derivative instruments for the years ended December 31, 2008 and 2007 are $2.6 million loss and a $409,000 gain, respectively, representing a reclassification of realized losses and gains from other comprehensive loss into earnings. The Company expects that it will reclassify losses of approximately $53.4 million (pretax) from other comprehensive (loss) income into earnings over the next twelve months; however, this amount may change depending on movements in interest rates over that period.

In accordance with SFAS No. 133, the Company’s derivative instruments are recorded on the balance sheet at fair value. The Company measures derivative instruments at fair value using the income approach, which converts future amounts (being the future net cash settlements expected under the derivative contracts) to a discounted present value. These valuations primarily utilize observable (“level 2”) inputs including contractual terms, interest rates and yield curves observable at commonly quoted intervals.

The Company’s fair value measurements of its derivative instruments at December 31, 2008 were as follows ($ in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Total at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Instruments:
Current liabilities	$(51,441)	$—	$(51,441)	$—
Non-current liabilities	(105,970)	—	(105,970)	—
Total	$(157,411)	$—	$(157,411)	$—

11. Notes Payable and Capital Leases

The Company has existing notes payable with various finance companies for the purchase of equipment. The notes are secured by the equipment and require monthly payments of principal and interest. The Company also leases certain equipment under capital leases. The following is a summary of the maturities of the notes payable and the future minimum lease payments under capital leases, together with the present value of the minimum lease payments, as of December 31, 2008 ($ in thousands):

	Notes Payable	Capital Leases
2009	$1,819	$905
2010	149	451
2011	215	189
2012	168	112
2013	168	19
Thereafter	803	—
Present value of minimum payments	3,322	1,676
Less current portion	(1,819)	(905)
Long-term portion	$1,503	$771

The net book value of equipment under capital leases at December 31, 2008 and December 31, 2007 was $3.3 million and $4.9 million, respectively.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Members’/Stockholders’ Equity

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

In the fourth quarter of 2006, the Company completed an offering of an aggregate of 10,350,000 shares of trust stock at a price per share of $29.50. The net proceeds of $291.1 million received by the Company, together with the proceeds from the sales of the investments in MCG and SEW, were used to repay outstanding borrowings under the MIC Inc. revolving credit facility, as discussed in Note 9, Long-Term Debt.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Members’/Stockholders’ Equity  – (continued)

The Company has issued the following stock to the Board of Directors under this plan:

Date of Grant	Stock Units Granted		Price of Stock Units Granted	Date of Vesting	Date of Stock Issuance
December 21, 2004	7,644	(1)	$25.00	May 24, 2005	May 25, 2005
May 25, 2005	15,873		$28.35	May 25, 2006	June 2, 2006
May 25, 2006	16,869		$26.68	May 23, 2007	July 13, 2007
May 24, 2007	10,314		$43.63	May 26, 2008	June 4, 2008
May 27, 2008	14,115		$31.88	(2)	N/A

(1)	Pro rata basis relating to the period from the closing of the initial public offering through the anticipated date of the Company's first annual meeting of stockholders.
(2)	Date of vesting will be the day immediately preceding the 2009 annual meeting of the Company's stockholders.

13. Reportable Segments

The Company’s operations are classified into four reportable business segments: airport services business, gas production and distribution business, district energy business and airport parking business. The gas production and distribution business is a segment starting in the second quarter of 2006, and the results included below are from the date of acquisition on June 7, 2006. All of the business segments are managed separately and management has chosen to organize the Company around the distinct products and services offered.

The Company also has a 50% investment in a bulk liquid storage terminal business, IMTT. The Company completed its acquisition of this investment on May 1, 2006, which is accounted for under the equity method. Financial information for IMTT is presented below, and includes the period prior to the Company’s investment ($ in thousands) (unaudited):

	For the Year Ended and as at, December 31,
	2008	2007	2006
Revenue	$352,583	$275,197	$225,465
EBITDA(1)	89,716	67,076	83,988
Interest expense, net	23,540	14,349	15,759
Depreciation and amortization expense	44,615	36,025	31,056
Capital expenditures paid	221,700	209,124	88,784
Property, equipment, land and leasehold improvements, net	912,887	724,806	527,051
Total assets balance	1,006,289	862,534	630,435

(1)	EBITDA refers to earnings before interest, taxes, depreciation and amortization.

The airport services business reportable segment principally derives income from fuel sales and from other airport services. Airport services revenue includes fuel-related services, de-icing, aircraft hangarage, airport management and other aviation services. All of the revenue of the airport services business is generated in the United States. The airport services business operated 72 FBOs as of December 31, 2008. In December 2008, the airport services business completed the sale of its airport management business and during the third quarter of 2008, completed the sale of its charter management business, which it had

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Reportable Segments  – (continued)

purchased as part of the San Jose acquisition in 2007. Both the sale of its airport management business and the sale of the charter management business’ operations did not have a material impact on the Company’s consolidated results.

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

Selected information by reportable segment is presented in the following tables. Earnings before interest, taxes, depreciation and amortization, or EBITDA, is a non-GAAP financial measure. The Company uses EBITDA as a key performance metric for each of its operating businesses. The tables do not include financial data for our equity and cost investments.

Revenue from external customers for the Company's reportable segments was as follows ($ in thousands) (unaudited):

	Year Ended December 31, 2008
	Airport Services	Gas Production and Distribution	District Energy	Airport Parking	Total
Revenue from Product Sales
Product sales	$494,810	$91,244	$—	$—	$586,054
Product sales – utility	—	121,770	—	—	121,770
	494,810	213,014	—	—	707,824
Service Revenue
Other services	221,492	—	3,115	—	224,607
Cooling capacity revenue	—	—	19,350	—	19,350
Cooling consumption revenue	—	—	20,894	—	20,894
Parking services	—	—	—	74,692	74,692
	221,492	—	43,359	74,692	339,543
Financing and Lease Income
Financing and equipment lease	—	—	4,686	—	4,686
	—	—	4,686	—	4,686
Total Revenue	$716,302	$213,014	$48,045	$74,692	$1,052,053

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Reportable Segments  – (continued)

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

EBITDA for the Company’s reportable segments is shown in the below table ($ in thousands) (unaudited). Allocation of corporate allocation expense, and the federal tax effect, have been excluded from the tables as they are eliminated on consolidation.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Reportable Segments  – (continued)

	Year Ended December 31, 2008
	Airport Services	Gas Production and Distribution	District Energy	Airport Parking	Total Reportable Segments
Net (loss) income(1)	$(44,348)	$6,283	$691	$(102,016)	$(139,390)
Interest income	(576)	(48)	(42)	(118)	(784)
Interest expense	63,543	9,438	10,383	15,443	98,807
Income tax (benefit) provision	(29,936)	4,044	242	(76,334)	(101,984)
Depreciation	34,257	5,883	5,813	24,283	70,236
Amortization of intangibles	59,646	856	1,372	10,478	72,352
EBITDA	$82,586	$26,456	$18,459	$(128,264)	$(763)

(1)	Includes non-cash impairment charges of $87.5 million at the airport services business, consisting of $52.0 million related to goodwill, $21.7 million related to intangible assets and $13.8 million related to property, equipment, land and leasehold improvements, and $166.0 million at the airport parking business, consisting of $138.8 million to related goodwill, $19.1 million related to property, equipment, land and leasehold improvements and $8.1 million related to intangible assets.

	Year Ended December 31, 2007
	Airport Services	Gas Production and Distribution	District Energy	Airport Parking	Total Reportable Segments
Net income (loss)(1)	$13,057	$4,840	$(9,259)	$(4,814)	$3,824
Interest income	(1,431)	(140)	(346)	(258)	(2,175)
Interest expense	43,990	9,335	9,355	16,298	78,978
Income tax provision (benefit)	8,575	3,115	(5,490)	(3,830)	2,370
Depreciation	14,621	5,881	5,792	5,221	31,515
Amortization of intangibles	30,132	856	1,368	2,902	35,258
EBITDA	$108,944	$23,887	$1,420	$15,519	$149,770

(1)	Net income (loss) includes $9.8 million and $3.0 million for the airport services business and district energy business, respectively, for non-cash write-off of deferred financing costs from refinancing the debt at these businesses.

	Year Ended December 31, 2006
	Airport Services	Gas Production and Distribution(1)	District Energy	Airport Parking	Total Reportable Segments
Net income (loss)	$13,527	$(1,507)	$1,104	$(14,383)	$(1,259)
Interest income	(628)	(83)	(352)	(217)	(1,280)
Interest expense	26,290	5,426	8,683	17,262	57,661
Income tax provision (benefit)	6,302	(1,151)	(1,102)	(12,364)	(8,315)
Depreciation	8,852	3,250	5,709	3,555	21,366
Amortization of intangibles	16,430	485	1,368	25,563	43,846
EBITDA	$70,773	$6,420	$15,410	$19,416	$112,019

(1)	Includes results from the date of acquisition, June 7, 2006.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Reportable Segments  – (continued)

Reconciliation of reportable segments EBITDA to consolidated net (loss) income before income taxes and minority interests ($ in thousands) (unaudited):

	Year Ended December 31,
	2008	2007	2006
Total reportable segments EBITDA	$(763)	$149,770	$112,019
Interest income	1,207	5,963	4,887
Interest expense	(104,095)	(81,653)	(77,746)
Depreciation(1)	(70,236)	(31,515)	(21,366)
Amortization of intangibles(2)	(72,352)	(35,258)	(43,846)
Selling, general and administrative – corporate	(4,205)	(10,038)	(8,284)
Fees to manager	(12,568)	(65,639)	(18,631)
Equity in earnings (losses) and amortization charges of investees	1,324	(32)	12,558
Dividends from investments	—	—	8,395
Gain on sale of equity investment	—	—	3,412
Gain on sale of investment	—	—	49,933
Gain on sale of marketable securities	—	—	6,738
Other (expense) income, net	(2,073)	(616)	5,405
Total consolidated net (loss) income before taxes and minority interests	$(263,761)	$(69,018)	$33,474

(1)	Depreciation includes depreciation expense for the Company’s district energy business and airport parking business, which are reported in cost of services in the consolidated statement of operations. In 2008, the Company recorded a non-cash impairment charge of $13.8 million and $19.1 million at the airport services business and airport parking business, respectively.
(2)	In 2008, the Company recorded a non-cash impairment charge of $21.7 million and $8.1 million at the airport services business and airport parking business, respectively.

Capital expenditures for the Company's reportable segments were as follows ($ in thousands) (unaudited):

	Year Ended December 31,
	2008	2007	2006
Airport services	$34,462	$27,585	$7,101
Gas production and distribution(1)	9,720	8,715	5,509
District energy	5,378	9,421	1,618
Airport parking(2)	15,214	5,156	4,181
Total	$64,774	$50,877	$18,409

(1)	Includes capital expenditures from the date of acquisition, June 7, 2006.
(2)	Capital expenditures for the airport parking business during the year ended December 31, 2008 includes approximately $13.5 million for the acquisition of land that was previously leased. See Note 6, Property, Equipment, Land and Leasehold Improvements for further details.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Reportable Segments  – (continued)

Property, equipment, land and leasehold improvements, goodwill and total assets for the Company's reportable segments as of December 31 was as follows ($ in thousands) (unaudited):

	Property, Equipment, Land and Leasehold Improvements		Goodwill		Total Assets
	2008(1)	2007	2008(2)	2007	2008	2007
Airport services	$303,800	$293,943	$448,511	$498,598	$1,660,801	$1,763,740
Gas production and distribution	143,019	137,069	120,193	120,193	330,180	313,060
District energy	145,616	146,486	18,647	18,647	227,102	232,642
Airport parking	81,546	97,454	—	133,772	198,988	280,384
Total	$673,981	$674,952	$587,351	$771,210	$2,417,071	$2,589,826

(1)	Includes a non-cash impairment charge of $13.8 million and $19.1 million taken at the airport services business and airport parking business, respectively.
(2)	Includes a non-cash goodwill impairment charge of $52.0 million and $138.8 million taken at the airport services business and airport parking business, respectively.

Reconciliation of reportable segments total assets to consolidated total assets ($ in thousands) (unaudited):

	As of December 31,
	2008	2007
Total assets of reportable segments	$2,417,071	$2,589,826
Investment in IMTT	184,930	211,606
Corporate and other	(67,751)	11,597
Total consolidated assets	$2,534,250	$2,813,029

Reconciliation of reportable segments goodwill to consolidated goodwill ($ in thousands) (unaudited):

	As of December 31,
	2008	2007
Goodwill of reportable segments	$587,351	$771,210
Corporate and other	(1,102)	(1,102)
Total consolidated goodwill	$586,249	$770,108

14. Related Party Transactions

Management Services Agreement with Macquarie Infrastructure Management (USA) Inc., the Manager

The Manager acquired 2,000,000 shares of trust stock concurrently with the closing of the initial public offering in December 2004, with an aggregate purchase price of $50.0 million, at a purchase price per share equal to the initial public offering price of $25, which were exchanged for LLC interests on June 25, 2007. Pursuant to the terms of the Management Agreement (discussed below), the Manager may sell these shares (now LLC interests) at any time. The Manager has also received additional shares of trust stock and LLC interests (the LLC interests replacing the trust stock following the dissolution of the Trust in June 2007) by reinvesting performance fees. As part of the equity offering which closed in July 2007, the Manager sold 599,000 of its LLC interests at a price of $40.99 per LLC interest. At December 31, 2008, the Manager held 3,173,123 LLC interests of the Company.

The Company entered into a management services agreement, or Management Agreement, with the Manager pursuant to which the Manager manages the Company’s day-to-day operations and oversees the

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Related Party Transactions  – (continued)

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

In accordance with the Management Agreement, the Manager is entitled to a quarterly base management fee based primarily on the Company’s market capitalization, and a performance fee, based on the performance of the Company’s stock relative to a weighted average of two benchmark indices, a U.S. utilities index and a European utilities index, weighted in proportion to the Company’s equity investments. Currently, the Company has no non-U.S. equity investments. Base management and performance fees payable to the Manager, and the Manager’s reinvestment of the performance fees in the Company’s LLC interests (the LLC interests replacing the trust stock following the dissolution of the Trust in June 2007), for the years ended December 31, 2008, 2007 and 2006 were as follows ($ in thousands):

	2008	2007	2006
Base management fees	$12,568	$21,677	$14,497
Performance fees	$—	$43,962	$4,134
Reinvestment of performance fees in trust stock/LLC interests
March 2006 quarter fee (trust stock issued June 27, 2006)	—	—	145,547 shares
March 2007 quarter fee (LLC interests issued July 13, 2007)	—	21,972 shares	—
June 2007 quarter fee (LLC interests issued October 1, 2007)	—	1,171,503 shares	—

The unpaid portion of the fees at the end of each reporting period is included in due to manager-related party in the consolidated balance sheets.

During the third quarter of 2008, the Manager had offered to reinvest its base fee for the third quarter of 2008 in additional LLC interests of the Company. However in the fourth quarter of 2008, the Board of Directors requested that the Manager reverse its decision to reinvest its base management fees in stock under the terms of the management services agreement due to the significant decline in the market price of the LLC interests between the end of the third quarter of 2008 and the time at which the Company would have issued those LLC interests and the resulting potential substantial dilution to existing shareholders. The Manager agreed to this request and subsequently, both the third and fourth quarter 2008 bases fees have been paid in cash during the first quarter of 2009.

The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries and investments, income taxes, audit and legal fees, acquisitions and dispositions and its compliance with applicable laws and regulations. During the years ended December 31, 2008 and December 31, 2007, the Manager charged the Company $274,000 and $303,000, respectively, for reimbursement of out-of-pocket expenses. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in due to manager-related party in the consolidated balance sheet.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Related Party Transactions  – (continued)

Advisory and Other Services from the Macquarie Group

The Macquarie Group, and wholly-owned subsidiaries within the Macquarie Group, including Macquarie Bank Limited, or MBL, and Macquarie Capital (USA) Inc., or MCUSA (formerly Macquarie Securities (USA) Inc.), have provided various advisory and other services and incurred expenses in connection with the Company’s equity raising activities, acquisitions and debt structuring for the Company and its businesses. Underwriting fees are recorded in members’ equity as a direct cost of equity offerings. Advisory fees and out-of-pocket expenses relating to acquisitions are capitalized as a cost of the related acquisitions. Debt arranging fees are deferred and amortized over the term of the debt facility. Amounts relating to these transactions comprise the following ($ in thousands):

As of February 25, 2009
Airport services business debt amendment	— debt arranging services from MCUSA	$970
Year Ended December 31, 2008
Acquisition of Seven Bar FBOs	— advisory services from MCUSA	$819
	— reimbursement of out-of-pocket expenses to MCUSA	3
Year Ended December 31, 2007
Acquisition of Supermarine	— advisory services from MCUSA	$1,329
	— debt arranging services from MCUSA	163
Acquisition of Mercury	— advisory services from MCUSA	5,538
	— out-of-pocket expenses to MCUSA	30
Acquisition of San Jose	— advisory services from MCUSA	2,004
Acquisition of Rifle	— advisory services from MCUSA	303
Acquisition of TGC (2006)	— debt arranging services from MCUSA (additional fee due to finalization of working capital adjustment on the purchase price)	119

Refinancing of district energy business debt	— debt arranging services from MCUSA	1,414
Refinancing of airport services business debt	— debt arranging services from MCUSA	3,395
Equity offering	— underwriting services from MCUSA	2,041
Reimbursement of out-of-pocket expenses	— out-of-pocket expenses to MBL for various advisory roles	21

On February 25, 2009, the Company amended the airport services business’ credit facility to reduce the principal amount due under that facility and provide the additional operating flexibility over the near and medium term. The Company used $50.0 million in cash on hand to pay down $44.9 million of the outstanding term loan debt under the facility and $5.1 million of interest rate swap break fees including a $1.1 million payment to Macquarie Bank Limited. MCUSA acted as the financial advisor in connection with this amendment and earned advisory fees of approximately $970,000 plus reimbursement of expense.

In 2008, the Company received a reimbursement of $1.4 million for due diligence expenses incurred during 2007 and the first half of 2008 from Macquarie Global Opportunities Partners, or MGOP, a private equity fund managed by the Macquarie Group, in relation to an acquisition that the Company did not complete, but which was acquired by the private equity fund.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Related Party Transactions  – (continued)

In 2007, the Company reimbursed affiliates of MBL for nominal amounts in relation to professional services and rent expense for premises used in Luxembourg by a wholly-owned subsidiary of Macquarie Yorkshire LLC.

Long-term Debt

MIC Inc. has a $300.0 million revolving credit facility with various financial institutions, including MBL. Amounts paid to or received from the Macquarie Group that relate to this facility comprise the following ($ in thousands):

2008
Revolving credit facility commitment provided by the Macquarie Group during the period January 1, 2008 through February 11, 2008	$50,000
Revolving credit facility commitment provided by Macquarie Group during the period February 12, 2008 through December 31, 2008	66,667
Portion of credit facility commitment from Macquarie Group drawn down, as of December 31, 2008	15,333
Interest expense on Macquarie Group portion of the drawn down commitment, 2008 year	698
Commitment fees to the Macquarie Group, year ended December 31, 2008	252
Upfront fee to Macquarie Group upon renewal of facility in February 2008	333
2007
Portion of revolving credit facility outstanding from MBL, as at December 31, 2007	$—
Portion of revolving credit facility commitment provided by MBL, as at December 31, 2007	50,000
Maximum balance on revolving credit facility outstanding from MBL during 2007	10,000
Interest expense on MBL portion of revolving credit facility, 2007 year	130

Prior to the airport services business refinancing in October 2007, MBL had provided a portion of the previous loan facility to the airport services business. Amounts relating to the portion of the loan from MBL comprise the following ($ in thousands):

2007
Portion of loan outstanding from MBL, as at December 31, 2007	—
Portion of loan facility commitment provided by MBL, as at December 31, 2007	—
Maximum balance on loan outstanding from MBL during 2007	50,000
Interest expense on MBL portion of loan, 2007 year	2,867
Financing fees paid to MBL from Mercury and San Jose acquisitions	200

Derivative Instruments and Hedging Activities

The Company has derivative instruments in place to fix the interest rate on outstanding term loan facilities. MBL has provided interest rate swaps for the airport services business and the gas production and distribution business. At December 31, 2008 and 2007, the airport services business had $900.0 million of its term loans hedged, of which MBL was providing the interest rate swaps for a notional amount of $343.3 million. The remainder of the swaps are from an external party. During the year ended December 31, 2008, the airport services business made net payments to MBL of $5.8 million in relation to these swaps. During the year ended December 31, 2007, MBL made net payments to the airport services business of

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Related Party Transactions  – (continued)

$732,000 in relation to these swaps. As noted above, on February 25, 2009, the Company paid $5.1 million of interest rate swap break fees of which $1.1 million was paid to MBL. See Note 20, Subsequent Events, for further discussion.

At December 31, 2008 and 2007, the gas production and distribution business had $160.0 million of its term loans hedged, of which MBL was providing the interest rate swaps for a notional amount of $48.0 million. The remainder of the swaps are from an external party. During the year ended December 31, 2008, the gas production and distribution business made net payments to MBL of $685,000 in relation to these swaps. During the year ended December 31, 2007, MBL made payments to the gas production and distribution business of $328,000 in relation to these swaps.

Other Transactions

On August 29, 2008, MGOP completed the acquisition of the jet membership, retail charter and fuel management business units previously owned by Sentient Jet Holdings, LLC. The new company is called Sentient Flight Group (referred to hereafter as “Sentient”). Sentient is an existing customer of the Company’s airport services business. For the period August 29, 2008 through December 31, 2008, the airport services business recorded $3.6 million in revenue from Sentient. As of December 31, 2008, the airport services business had a $77,000 receivable from Sentient, which is included in accounts receivable in the consolidated condensed balance sheets.

In addition, the Company and various of its subsidiaries have entered into a licensing agreement with the Macquarie Group related to the use of the Macquarie name and trademark. The Macquarie Group does not charge the Company any fees for this license.

15. Income Taxes

As discussed in Note 12, Members’/Stockholders’ Equity, in June 2007 the Trust was dissolved and all outstanding trust stock was exchanged for LLC interests in the Company. In addition, the Company also received permission from the Internal Revenue Service, or IRS, to elect to be treated as a corporation for U.S. federal tax purposes as of January 1, 2007. Accordingly, the Company and its wholly-owned subsidiaries, are subject to federal and state income taxes. The Company files a consolidated U.S. income tax return.

Unless otherwise noted, amounts shown below for 2006 are for MIC Inc. and its subsidiaries, as MIC LLC and its wholly-owned LLC subsidiaries that previously held the interests in foreign entities were not subject to U.S. income taxes in 2006.

Components of the Company’s income tax benefit for 2008 and 2007 and MIC Inc. for 2006 were as follows ($ in thousands):

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Current taxes:
Federal	$—	$192	$176
State	2,656	2,263	1,663
Total current taxes	2,656	2,455	1,839
Deferred tax benefit:
Federal	(69,840)	(18,784)	(13,322)
State	(18,196)	(3,012)	(4,771)
Change in valuation allowance	1,260	2,858	(167)
Total tax expense (benefit)	$(84,120)	$(16,483)	$(16,421)

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Income Taxes  – (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are presented below ($ in thousands):

	December 31, 2008	December 31, 2007
Deferred tax assets:
Net operating loss carryforwards	$63,393	$52,780
Lease transaction costs	1,811	1,779
Amortization of intangible assets	—	2,349
Deferred revenue	1,192	661
Accrued compensation	9,192	3,866
Accrued expenses	2,010	2,140
Partnership basis differences	49,184	—
Other	1,275	2,843
Unrealized losses	62,969	22,926
Allowance for doubtful accounts	859	735
Total gross deferred tax assets	191,885	90,079
Less: Valuation allowance	(4,159)	(2,898)
Net deferred tax assets after valuation allowance	187,726	87,181
Deferred tax liabilities:
Intangible assets	(164,851)	(196,851)
Property and equipment	(82,382)	(69,799)
Partnership basis differences	—	(11,805)
Prepaid expenses	(1,761)	(2,079)
Total deferred tax liabilities	(248,994)	(280,534)
Net deferred tax liability	(61,268)	(193,353)
Less: current deferred tax asset	3,774	9,330
Noncurrent deferred tax liability	$(65,042)	$(202,683)

At December 31, 2008, the Company had net operating loss carryforwards for federal income tax purposes of approximately $161.2 million which are available to offset future taxable income, if any, through 2028. Approximately $35.0 million of these net operating losses will be limited, on an annual basis, due to the change of control of the respective subsidiaries in which such losses were incurred.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to statutory limitations on the utilization of certain deferred tax assets, in 2007 the Company applied a valuation reserve on a portion of the deferred tax assets. As a result of the utilization and expiration of certain state net operating loss carryforwards, a change in the state deferred income tax effective rate, and a settlement of the IRS examination of a portion of the airport services business for 2003, management decreased its valuation allowance for capital loss and operating loss carryforwards, by approximately $5.3 million in 2007. Also in 2007, management determined that it is more likely than not that the deferred tax benefit related to the state income tax net operating loss carryforward of its airport parking business will not be realized. Accordingly, a valuation allowance of approximately $2.9 million was recorded. This additional valuation allowance was net of the related federal income tax benefit at the statutory rate of 35%.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Income Taxes  – (continued)

In 2008, the management provided a valuation allowance of approximately $1.2 million for the deferred tax benefit related to the state net operating loss generated by the airport parking business in 2008. This valuation allowance is net of the related federal tax benefit at the statutory rate of 35%.

The Company has approximately $61.3 million in net deferred tax liabilities. A significant portion of the Company’s deferred tax liabilities relates to tax basis temporary differences of both intangible assets and property and equipment. The Company records the acquisitions of consolidated businesses under the purchase method of accounting and accordingly recognizes a significant increase to the value of the intangible assets and to property and equipment. For tax purposes, the Company may assume the existing tax basis of the acquired businesses, in which cases the Company records a deferred tax liability to reflect the increase in the purchase accounting basis of the assets acquired over the carryover income tax basis. This liability will reduce in future periods as these temporary differences reverse.

The net deferred tax liabilities include approximately $187.7 million in deferred tax assets. In addition to $59.2 million attributable to net operating losses, after taking into consideration a valuation allowance on those losses, the significant deferred tax asset balance includes approximately $63.0 million attributable to the accrued liability on certain derivative investments. A significant portion of the deferred tax on derivative investments, accounted for in accordance with SFAS No. 133 (see Note 10, Derivative Instruments and Hedging Activities), has been recorded in other comprehensive income (loss) in the Consolidated Statement of Members’/Stockholders’ Equity. Additionally, the deferred tax asset related to a partnership basis difference is primarily the result of the fixed asset and intangibles impairment at the airport parking business incurred during the fourth quarter of 2008.

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

A reconciliation of the reported income tax expense to the amount that would result by applying the U.S. federal tax rate to the reported net (loss) income is as follows ($ in thousands):

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Tax expense (benefit) at U.S. statutory rate	$(91,907)	$(23,988)	$11,724
Tax effect on impairment of non-deductible goodwill	14,107	—	—
Effect of permanent differences and other	2,245	1,853	648
State income taxes, net of federal benefit	(10,541)	(487)	(2,020)
Tax effect of flow-through entities	—	—	(23,223)
Tax effect of IMTT taxable dividend income in excess of book income	5,425	4,456	(69)
Tax effect of federal dividends received deduction on IMTT dividend	(4,710)	(3,556)	(933)
Reversal of tax benefit recorded in 2006 on the excess of the tax basis over the carrying value of IMTT	—	2,381	(2,381)
Change in valuation allowance	1,261	2,858	(167)
Total tax (benefit)	$(84,120)	$(16,483)	$(16,421)

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Income Taxes  – (continued)

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

During the quarters and years ended December 31, 2007 and 2008, the Company determined that the statute of limitations expired on unrecognized benefits of approximately $629,000 and $782,000, respectfully. Approximately $554,000 and $690,000 of each amount, respectively, were acquired reserves, and accordingly the recognition of these benefit was treated as an adjustment of goodwill. The balance of each reversal of approximately $75,000 and $92,000, respectively, were included in income as a reduction of state income tax expense.

During the quarter ended June 30, 2007, the IRS completed its audit of the 2003 federal income tax return for a subsidiary of the Company’s airport services business. That audit did not result in a material assessment beyond the related reserve established as of January 1, 2007, upon the adoption of FIN 48. As a result of the audit settlement, the Company no longer has a capital loss carryforward of approximately $11.9 million. The deferred tax benefits related to this carryforward loss was approximately $4.8 million, against which the Company applied a full valuation allowance. Both the carryforward loss and valuation allowance have been reversed. In addition, the IRS is conducting an audit of the airport parking business for 2004. The Company does not expect any material adjustments to result from that audit. There are no other ongoing tax examinations of returns filed by the Company or any of its subsidiaries. Federal returns for all tax years ending after 2004, and state returns for all tax years ending in 2003 and later are subject to examination by federal and state tax authorities. There was no material change in the Company’s reserve for uncertain tax positions during the quarter ended December 31, 2008, except as discussed above.

The following table sets forth a reconciliation of the Company’s unrecognized tax benefits from January 1, 2007 to December 31, 2008. The balance as of January 1, 2007 includes both the unrecognized benefits as of December 31, 2006 and the additional increase in the liability upon the adoption of FIN 48 treated as a reduction in retained earnings. Amounts are in thousands.

Balance as of January 1, 2007	$1,812
Decrease attributable to settlements with taxing authorities	(180)
Decreases due to the lapse of applicable statue of limitations	(629)
Balance as of December 31, 2007	1,003
Decreases due to the lapse of applicable statue of limitations	(782)
Current year increases	92
Balance as of December 31, 2008	$313

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Leases

The Company leases land, buildings, office space and certain office equipment under noncancellable operating lease agreements that expire through April 2057.

Future minimum rental commitments at December 31, 2008 are as follows ($ in thousands):

2009	$43,467
2010	39,970
2011	36,198
2012	34,667
2013	33,185
Thereafter	421,420
Total	$608,907

Rent expense under all operating leases for the years ended December 31, 2008, 2007, and 2006 was $47.6 million, $40.8 million and $28.8 million, respectively.

17. Employee Benefit Plans

401(k) Savings Plan

In 2006, MIC Inc. established a defined contribution plan under section 401(k) of the Internal Revenue Code, allowing eligible employees of the consolidated businesses to contribute a percentage of their annual compensation up to an annual amount as set by the IRS. Prior to this, each of the consolidated businesses maintained their own plans. Following the establishment of the MIC Inc. plan, the airport services business, district energy business and airport parking business consolidated their plans under the MIC Inc. plan. TGC also sponsored a 401(k) plan for eligible employees of that business. On January 1, 2008, employees in the TGC 401(k) plan were added to the MIC Inc. plan. The Company completed the merger of the TGC plan into the MIC Inc. plan in the first quarter of 2008.

The employer contribution to these plans ranges from 0% to 6% of eligible compensation. For the years ended December 31, 2008, 2007 and 2006, contributions were approximately $1.1 million, $1.1 million, and $688,000, respectively.

Union Pension Plan

TGC has a Defined Benefit Pension Plan for Classified Employees of GASCO, Inc. (the DB Plan) that accrues benefits pursuant to the terms of a collective bargaining agreement. The DB Plan is non-contributory and covers all bargaining unit employees who have met certain service and age requirements. The benefits are based on a flat rate per year of service through the date of employment termination or retirement. TGC did not make any contributions to the DB Plan during 2007 or 2008. Future contributions will be made to meet ERISA funding requirements. The DB Plan’s trustee, First Hawaiian Bank, handles the DB Plan’s assets and invests them in a diversified portfolio of equity and fixed-income securities. The projected benefit obligation for the DB Plan totaled $31.2 million at December 31, 2008 and $29.0 million at December 31, 2007. The DB Plan has assets of $16.7 million and $24.4 million at December 31, 2008 and 2007, respectively.

TGC expects to make contributions in 2009 and annually for at least five years as we comply with the requirements of the Pension Protection Act of 2006. The annual amount of contributions will be dependent upon a number of factors such as market conditions and changes to regulations. However, for the 2009 plan year, the Company expects to make contributions of approximately $3.0 million.

In May 2008, TGC entered into a new five-year collective bargaining agreement which increased the benefits for participants and that immediately froze the plan to new participants. The benefit increases will occur annually for three years after which there will be no further increase to the flat rate. Participants will,

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Employee Benefit Plans  – (continued)

however, continue to accrue years of service toward their final benefit. The financial effects of the new agreement are included below as Plan amendments.

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

Additional information about the fair value of the benefit plan assets, the components of net periodic cost, and the projected benefit obligation as of December 31, 2008 and 2007, and for the year ended December 31, 2008 and 2007 is as follows ($ in thousands):

	DB Plan Benefits		PMLI Benefits
	2008	2007	2008	2007
Change in benefit obligation:
Benefit obligation — beginning of period	$29,022	$29,023	$1,641	$1,552
Service cost	631	624	39	35
Interest cost	1,832	1,700	103	94
Plan amendments	775	—	—	—
Participant contributions	—	—	41	24
Actuarial losses (gains)	488	(749)	32	26
Benefits paid	(1,581)	(1,576)	(112)	(90)
Benefit obligation — end of year	$31,167	$29,022	$1,744	$1,641
Change in plan assets:
Fair value of plan assets — beginning of period	$24,358	$24,313	$—	$—
Actual return on plan assets	(6,044)	1,714	—	—
Employer/participant contributions	—	—	112	90
Expenses paid	(81)	(93)	—	—
Benefits paid	(1,581)	(1,576)	(112)	(90)
Fair value of plan assets — end of year	$16,652	$24,358	$—	$—

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Employee Benefit Plans  – (continued)

The funded status of the Company’s balance sheet at December 31, 2008 and 2007, are presented in the following table ($ in thousands):

	DB Plan Benefits		PMLI Benefits
	2008	2007	2008	2007
Funded status
Funded status at end of year	$(14,515)	$(4,664)	$(1,744)	$(1,641)
Net amount recognized in balance sheet	$(14,515)	$(4,664)	$(1,744)	$(1,641)
Amounts recognized in balance sheet consists of:
Current liabilities	$—	$—	$(107)	$(119)
Noncurrent liabilities	(14,515)	(4,664)	(1,637)	(1,522)
Net amount recognized in balance sheet	$(14,515)	$(4,664)	$(1,744)	$(1,641)
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income:
Prior service credit (cost)	$(620)	$—	$—	$—
Accumulated gain (loss)	(7,362)	1,071	(72)	(40)
Accumulated other comprehensive income	(7,982)	1,071	(72)	(40)
Cumulative employer contributions in excess of net periodic benefit cost	(6,533)	(5,735)	(1,672)	(1,601)
Net amount recognized in balance sheet	$(14,515)	$(4,664)	$(1,744)	$(1,641)

The components of net periodic benefit cost and other changes in other comprehensive income for the plans are shown below ($ in thousands):

	DB Plan Benefits		PMLI Benefits
	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$631	$624	$39	$35
Interest cost	1,832	1,700	103	94
Expected return on plan assets	(1,820)	(1,818)	—	—
Amortization of prior service cost	155	—	—	—
Net periodic benefit cost	$798	$506	$142	$129
Other changes recognized in other comprehensive income:
Net (gain) loss arising during period	$8,433	$(552)	$32	$26
Total recognized in other comprehensive income	$8,433	$(552)	$32	$26

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Employee Benefit Plans  – (continued)

	DB Plan Benefits		PMLI Benefits
	2008	2007	2008	2007
Estimated amounts that will be amortized from accumulated other comprehensive income over the next year:
Amortization of prior service cost (credit)	$155	$113	$—	$—
Amortization of net (gain) loss	389	—	—	—
Weighted average assumptions to determine benefit obligations:
Discount rate	6.20%	6.30%	6.30%	6.20%
Rate of compensation increase	N/A	N/A	N/A	N/A
Measurement date	December 31	December 31	December 31	December 31
Weighted average assumptions to determine net cost:
Discount rate	6.30%	6.00%	6.20%	6.00%
Expected long-term rate of return on plan assets during fiscal year	7.75%	7.75%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A
Assumed healthcare cost trend rates:
Initial health care cost trend rate			9.50%	9.50%
Ultimate rate			5.00%	5.00%
Year ultimate rate is reached			2018	2017

TGC has instructed the trustee to maintain the allocation of the DB Plan’s assets between equity securities and fixed income (debt) securities within the pre-approved parameters set by the management of TGC (65% equity securities and 35% fixed income securities). The DB Plan weighted average asset allocation at December 31, 2008 and 2007 was:

	2008	2007
Equity instruments	57%	64%
Fixed income securities	41%	35%
Cash	2%	1%
Total	100%	100%

The expected return on plan assets of 7.75% was estimated based on the allocation of assets and management’s expectations regarding future performance of the investments held in the investment portfolio.

The discount rates of 6.20% and 6.30% for the DB Plan and PMLI Plan, respectively, were based on high quality corporate bond rates that approximate the expected settlement of obligations. The estimated future benefit payments for the next ten years are as follows ($ in thousands):

	DB Plans Benefits	PMLI Benefits
2009	1,866	107
2010	1,991	112
2011	2,133	154
2012	2,227	161
2013	2,310	175
2014 – 2018	12,375	795

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Legal Proceedings and Contingencies

The subsidiaries of MIC Inc. are subject to legal proceedings arising in the ordinary course of business. In management’s opinion, the Company has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions, and does not believe the outcome of any pending legal proceedings will be material to the Company’s financial position or results of operations.

There are no material legal proceedings pending other than ordinary routine litigation incidental to the Company’s businesses.

19. Dividends

The Company’s Board of Directors declared the following dividends during 2006, 2007 and 2008:

Date Declared	Quarter Ended	Holders of Record Date	Payment Date	Dividend per LLC Interest/ Trust Stock
March 14, 2006	December 31, 2005	April 5, 2006	April 10, 2006	0.50
May 4, 2006	March 31, 2006	June 5, 2006	June 9, 2006	0.50
August 7, 2006	June 30, 2006	September 6, 2006	September 11, 2006	0.525
November 8, 2006	September 30, 2006	December 5, 2006	December 8, 2006	0.55
February 27, 2007	December 31, 2006	April 4, 2007	April 9, 2007	0.57
May 3, 2007	March 31, 2007	June 5, 2007	June 8, 2007	0.59
August 7, 2007	June 30, 2007	September 6, 2007	September 11, 2007	0.605
November 6, 2007	September 30, 2007	December 5, 2007	December 10, 2007	0.62
February 25, 2008	December 31, 2007	March 5, 2008	March 10, 2008	0.635
May 5, 2008	March 31, 2008	June 4, 2008	June 10, 2008	0.645
August 4, 2008	June 30, 2008	September 4, 2008	September 11, 2008	0.645
November 4, 2008	September 30, 2008	December 3, 2008	December 10, 2008	0.20

The distributions declared have been recorded as a reduction to stock in the members’/stockholders’ equity section, or accumulated (deficit) gain, in the consolidated balance sheets.

Due to current conditions in the U.S. economy and the capital markets, the Company has modified the long-term distribution policy. Our Board of Directors has decided to suspend payment of quarterly cash distributions to shareholders in order to reduce both holding company debt and operating company debt at businesses where the underlying fundamentals are strong. The suspension is likely to remain in effect until such time as the credit markets and customer spending patterns regain a level of stability and predictability that enables us to confidently estimate long term cash flows and refinancing capability.

The Company intends to finance its internal growth strategy primarily with selective operating cash flow and using existing debt and other resources at the Company level. The Company intends to finance its acquisition strategy primarily through a combination of issuing new equity and incurring debt and not through operating cash flow.

20. Subsequent Events

Airport Service Business Credit Facility Amendment

On February 25, 2009, the Company amended the airport services business’ credit facility to reduce the principal amount due under that facility and provide the Company additional operating flexibility over the near and medium term. The Company used $50.0 million in cash on hand to pay down $44.9 million of the outstanding term loan debt under the facility and $5.1 million of interest swap break fees, of which $1.1 million was paid to Macquarie Bank Limited, a related party (see Note 14, Related Party Transactions). Additionally, the Company have agreed to apply all excess cash flow from the airport services business to make mandatory prepayments of the term loans under facility whenever the debt level is equal to or more than 6.0x adjusted EBITDA for the trailing twelve months. The Company has also agreed to apply half the

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Subsequent Events  – (continued)

excess cash flow to make further prepayments whenever the debt level is equal to or greater than 5.5x and below 6.0x debt to adjusted EBITDA ratio. All of the excess cash flow from the business would be available for distribution to the Company whenever the debt level is below 5.5x debt to adjusted EBITDA ratio. Additionally, the maximum permitted debt to adjusted EBITDA ratio would be increased by 1.0x over the current maximum ratio until December 2013. See Note 9, Long-Term Debt for details of amended debt terms.

Base Management Fee

During the third quarter of 2008, the Manager had offered to reinvest its base fee for the third quarter of 2008 in additional LLC interests of the Company. However in the fourth quarter of 2008, the Board of Directors requested that the Manager reverse its decision to reinvest its base management fees in stock under the terms of the management services agreement due to the significant decline in the market price of the LLC interests between the end of the third quarter of 2008 and the time at which the Company would have issued those LLC interests and the resulting potential substantial dilution to existing shareholders. The Manager agreed to this request and subsequently, both the third and fourth quarter 2008 bases fees have been paid in cash during the first quarter of 2009. See Note 14, Related Party Transactions for further discussions.

21. Quarterly Data (Unaudited)

The data shown below includes all adjustments which the Company considers necessary for a fair presentation of such amounts.

	Operating Revenue			Operating Income (Loss)			Net Income (Loss)
	2008	2007	2006	2008(1)	2007	2006	2008(1)	2007	2006
	($ in thousands)
Quarter ended:
March 31	$278,703	$168,982	$86,194	$26,650	$19,798	$4,309	$(1,990)	$7,877	$7,561
June 30	286,543	177,205	105,933	24,701	(22,933)	13,578	8,338	(25,047)	9,437
September 30	276,998	221,526	163,260	25,139	23,908	13,808	498	(17,992)	(10,018)
December 31	209,809	263,681	164,644	(236,128)	15,478	(5,619)	(185,319)	(16,892)	42,938

(1)	Includes non-cash impairment charges of $87.5 million at the airport services business, consisting of $52.0 million related to goodwill, $21.7 million related to intangible assets and $13.8 million related to property, equipment, land and leasehold improvements, and $166.0 million at the airport parking business, consisting of $138.8 million related to goodwill, $19.1 million related to property, equipment, land and leasehold improvements and $8.1 million related to intangible assets recorded during the fourth quarter of 2008.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Charged to Costs and Expenses	Other	Deductions	Balance at End of Year
	($ in thousands)
Allowance for Doubtful Accounts
For the Year Ended December 31, 2006	$839	$635	$64	$(103)	$1,435
For the Year Ended December 31, 2007	$1,435	$1,018	$—	$(73)	$2,380
For the Year Ended December 31, 2008	$2,380	$1,604	$—	$(1,754)	$2,230

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Management’s Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our chief executive officer and chief financial officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13(a)-15(e) of the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2008. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Management used the framework set forth in the report entitled “Internal Control-Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (referred to as “COSO”) to evaluate the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. As permitted under the guidance of the SEC released October 16, 2004, in Question 3 of its “Frequently Asked Questions” regarding Securities Exchange Act Release No. 34-47986, Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports , the scope of management’s evaluation excluded the business acquired through the purchase of Sun Valley Aviation, Inc., SB Aviation Group, Inc. and Seven Bar Aviation Inc. (Seven Bar), acquisition date March 4, 2008 and the Newark SkyPark facility (Skypark), acquisition date July 31, 2008. Accordingly, management’s assessment of the Company’s internal control over financial reporting does not include internal control over financial reporting of Seven Bar and SkyPark. The assets of Seven Bar represent 1.7% of the Company’s total assets at December 31, 2008 and generated 1.2% of the Company’s total revenue during the year ended December 31, 2008. The assets of SkyPark represent 0.2% of the Company’s total assets at December 31, 2008 and generated 0.1% of the Company’s total revenue during the year ended December 31, 2008.

As a result of its evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their report appearing on page 114, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

(c) Attestation Report of Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Macquarie Infrastructure Company LLC:

We have audited Macquarie Infrastructure Company LLC's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Macquarie Infrastructure Company LLC's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Macquarie Infrastructure Company LLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Macquarie Infrastructure Company LLC acquired Sun Valley Aviation, Inc., SB Aviation Group, Inc. and Seven Bar Aviation Inc. (collectively Seven Bar), on March 4, 2008, and Newark Sky Park (SkyPark) on July 31, 2008. Management excluded from its assessment of the effectiveness of Macquarie Infrastructure Company LLC's internal control over financial reporting as of December 31, 2008, Seven Bar's and SkyPark's internal control over financial reporting associated with total assets of Seven Bar representing 1.7% of the Company's total assets at December 31, 2008 and total revenues of 1.2% of the Company's total revenues during the year ended December 31, 2008, and the assets of SkyPark representing 0.2% of the Company's total assets at December 31, 2008 and 0.1% of the Company's total revenues during the year ended December 31, 2008. Our audit of internal control over financial reporting of Macquarie Infrastructure Company LLC also excluded an evaluation of internal control over financial reporting of Seven Bar and SkyPark.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Macquarie Infrastructure Company LLC and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, members'/stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 26, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Dallas, Texas
February 26, 2009

(d) Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) was identified in connection with the evaluation described in (b) above during the fiscal quarter ended December 31, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On February 25, 2009, we entered into an amendment of the credit facility for our airport services agreement. The terms of this facility, as amended, are set forth under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources —  Airport Services Business”.

PART III

Item 10. Directors and Executive Officers of the Registrant

The Company will furnish to the Securities and Exchange Commission a definitive proxy statement not later than 120 days after the end of the fiscal year ended December 31, 2008. The information required by this item is incorporated herein by reference to the proxy statement.

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

Item 14. Principal Accountant Fees and Services

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Macquarie Infrastructure Company LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2009.

MACQUARIE INFRASTRUCTURE COMPANY LLC
(Registrant)

By:	/s/ Peter Stokes Chief Executive Officer

We, the undersigned directors and executive officers of Macquarie Infrastructure Company LLC, hereby severally constitute Peter Stokes and Todd Weintraub, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Macquarie Infrastructure Company LLC and in the capacities indicated on the 27th day of February 2009.

Signature	Title
/s/ Peter Stokes Peter Stokes	Chief Executive Officer (Principal Executive Officer)
/s/ Todd Weintraub Todd Weintraub	Chief Financial Officer (Principal Financial Officer)
/s/ John Roberts John Roberts	Chairman of the Board of Directors
/s/ Norman H. Brown, Jr. Norman H. Brown, Jr.	Director
/s/ George W. Carmany III George W. Carmany III	Director
/s/ William H. Webb William H. Webb	Director

EXHIBIT INDEX

Exhibit Number	Description
3.1	Third Amended and Restated Operating Agreement of Macquarie Infrastructure Company LLC (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2007 (the “June 22, 2007 8-K”))
3.2	Amended and Restated Certificate of Formation of Macquarie Infrastructure Assets LLC (incorporated by reference to Exhibit 3.8 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-116244) (“Amendment No. 2”)
4.1	Specimen certificate evidencing LLC interests of Macquarie Infrastructure Company LLC (incorporated by reference to Exhibit 4.1 of the June 22, 2007 8-K)
10.1	Amended and Restated Management Services Agreement, dated as of June 22, 2007, among Macquarie Infrastructure Company LLC, Macquarie Infrastructure Company Inc., Macquarie Yorkshire LLC, South East Water LLC, Communications Infrastructure LLC and Macquarie Infrastructure Management (USA) Inc. (incorporated by reference to Exhibit 10.1 of the June 22, 2007 8-K)
10.2	Amendment No. 1 to the Amended and Restated Management Services Agreement, dated as of February 7, 2008, among Macquarie Infrastructure Company LLC, Macquarie Infrastructure Company Inc., Macquarie Yorkshire LLC, South East Water LLC, Communications Infrastructure LLC and Macquarie Infrastructure Management (USA) Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Annual Report”))
10.3	Registration Rights Agreement among Macquarie Infrastructure Company Trust, Macquarie Infrastructure Company LLC and Macquarie Infrastructure Management (USA) Inc. dated as of December 21, 2004 (incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 27, 2004)
10.4	Macquarie Infrastructure Company LLC – Independent Directors Equity Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)
10.5	Second Amended and Restated Credit Agreement, dated as of February 13, 2008, among Macquarie Infrastructure Company Inc., Macquarie Infrastructure Company LLC, the Lenders (as defined therein), the Issuers (as defined therein) and Citicorp North America, Inc., as administrative agent. (incorporated by reference to Exhibit 10.5 to the Registrant’s 2007 Annual Report)
10.6	Stock Purchase Agreement dated as of April 16, 2007 by and among Macquarie FBO Holdings LLC, Mercury Air Centers, Inc., the Stockholders named therein and Allied Capital Corporation, as the Seller Representative (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the “March 2007 Quarterly Report”))
10.7	Stock Option Agreement, dated August 8, 2007, by and between Kenneth C. Ricci and Macquarie Infrastructure Company LLC, and related assignment thereof (incorporated by reference to Exhibit 2.2 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (the “September 2007 Quarterly Report”)
10.8	Amendment to Stock Purchase Agreement, dated June 12, 2007, between Macquarie FBO Holdings LLC, Mercury Air Centers, Inc. and Allied Capital Corporation as the Seller Representative (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 18, 2007 (the “June 18, 2007 8-K”))

Exhibit Number	Description
10.9	Purchase Agreement, dated as of June 12, 2007, among MAC Acquisitions LLC, San Jose Jet Center, Inc., ACM Aviation Inc., certain beneficial owners of Jet Center Inc. and ACM Inc. named therein, SJJC Aviation Services, LLC, SJJC FBO Services, LLC, SJJC Airline Services, LLC, Jet Center Property Services, LLC, ACM Property Services, LLC and ACM Aviation, LLC (incorporated by reference to Exhibit 2.2 of the June 18, 2007 8-K)
10.10	Assignment and Assumption of San Jose Purchase Agreement, dated as of June 12, 2007, between MAC Acquisitions LLC and Macquarie FBO Holdings LLC (incorporated by reference to Exhibit 2.3 of the June 18, 2007 8-K)
10.11	Second Amendment to Stock Purchase Agreement, dated as of July 21, 2007, by and among Macquarie FBO Holdings LLC, Mercury Air Centers, Inc. and Allied Capital Corporation as the Seller Representative (incorporated by reference to Exhibit 2.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (the “June 2007 Quarterly Report”))
10.12	Loan Agreement dated as of September 1, 2006 between Parking Company of America Airports, LLC, Parking Company of America Airports Phoenix, LLC, PCAA SP, LLC and PCA Airports, Ltd., as borrowers, and Capmark Finance Inc., as lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 7, 2006)
10.13	District Cooling System Use Agreement dated as of October 1, 1994 between the City of Chicago, Illinois and MDE Thermal Technologies, Inc., as amended on June 1, 1995, July 15, 1995, February 1, 1996, April 1, 1996, October 1, 1996, November 7, 1996, January 15, 1997, May 1, 1997, August 1, 1997, October 1, 1997, March 12, 1998, June 1, 1998, October 8, 1998, April 21, 1999, March 1, 2000, March 15, 2000, June 1, 2000, August 1, 2001, November 1, 2001, June 1, 2002, and June 30, 2004 (incorporated by reference to Exhibit 10.25 of Amendment No. 2)
10.14	Twenty-Third Amendment to the District Cooling System Use Agreement dated as of November 1, 2005 by and between the City of Chicago and Thermal Chicago Corporation (incorporated by reference to Exhibit 10.5 the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the “June 2006 Quarterly Report”)
10.15	Twenty-Fourth Amendment to District Cooling System Use Agreement, dated as of November 1, 2006, by and between the City of Chicago, Illinois and MDE Thermal Technologies, Inc. (incorporated by reference to Exhibit 10.3 of the March 2007 Quarterly Report)
10.16*	Twenty-Fifth Amendment to District Cooling System Use Agreement, dated as of October 1, 2008, by and between the City of Chicago, Illinois and Thermal Chicago Corporation
10.17	Loan Agreement dated as of September 21, 2007 among Macquarie District Energy, Inc., the Lenders defined therein, Dresdner Bank AG New York Branch, as administrative agent and LaSalle Bank National Association, as issuing bank (incorporated by reference to Exhibit 10.1 the Registrant’s Current Report on Form 8-K filed with the SEC on September 27, 2007).
10.18	Amendment Number One to Loan Agreement, dated as of December 21, 2007, among Macquarie District Energy, Inc., the several banks and other financial institutions signatories hereto, LaSalle Bank National Association, as Issuing Bank and Dresdner Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.11 to the Registrant’s 2007 Annual Report)
10.19	Amendment Number Two to Loan Agreement, dated as of February 22, 2008, among Macquarie District Energy, Inc., the several banks and other financial institutions signatories thereto; LaSalle Bank National Association, as Issuing Bank and Dresdner Bank Ag New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.12 to the Registrant’s 2007 Annual Report)

Exhibit Number	Description
10.20	Note Purchase Agreement dated as of September 27, 2004 among Macquarie District Energy, Inc., John Hancock Life Insurance Company, John Hancock Variable Life Insurance Company, The Manufacturers Life Insurance Company (U.S.A.), Allstate Life Insurance Company and Allstate Insurance Company (incorporated by reference to Exhibit 10.26 of Amendment No. 2)
10.21	Shareholder's Agreement dated April 14, 2006 between Macquarie Terminal Holdings LLC, IMTT Holdings Inc., the Current Shareholders and the Current Beneficial Owners named therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on April 17, 2006)
10.22	Letter Agreement dated January 23, 2007 between Macquarie Terminal Holdings LLC, IMTT Holdings Inc., the Current Shareholders and the Current Beneficial Owners named therein (incorporated by reference to Exhibit 10.10 to the Registrant’s 2006 Annual Report)
10.23	Letter Agreement entered into as of June 20, 2007 among IMTT Holdings Inc. (IMTT Holdings), Macquarie Terminal Holdings LLC and the Current Beneficial Shareholders of IMTT Holdings, amending the Shareholders Agreement dated April 14, 2006 (as amended) between IMTT Holdings and the Shareholders thereof (incorporated by reference to Exhibit 10.5 to the June 2007 Quarterly Report)
10.24	Letter Agreement dated as of July 30, 2007 among IMTT Holdings Inc. (IMTT), Macquarie Terminal Holdings LLC and the other current beneficial shareholders of IMTT amending the Shareholders Agreement dated April 14, 2006 (as amended) between the same parties (incorporated by reference to Exhibit 10.6 to the June 2007 Quarterly Report)
10.25	Loan Agreement, dated as of September 27, 2007, among Atlantic Aviation FBO Inc., the Lenders, as defined therein, and Depfa Bank plc, as Administrative Agent, and Amendments No. 1 and No. 2 thereto (incorporated by reference to Exhibit 10.1 of the September 2007 Quarterly Report)
10.26	Waiver and Amendment Number Three to Loan Agreement, dated as of November 30, 2007, among Atlantic Aviation FBO Inc., the several banks and other financial institutions signatories thereto and Depfa Bank plc, as Administrative Agent (incorporated by reference to Exhibit 10.19 to the Registrant’s 2007 Annual Report)
10.27	Waiver and Amendment Number Four to Loan Agreement dated as of December 27, 2007 among Atlantic Aviation FBO INC. and the several banks and other financial institutions signatories thereto (incorporated by reference to Exhibit 10.20 to the Registrant’s 2007 Annual Report)
10.28	Consent and Amendment Number Five to Loan Agreement dated as of January 31, 2008 among Atlantic Aviation FBO INC., Atlantic Aviation FBO Holdings LLC (formerly known as Macquarie FBO Holdings LLC) and the several banks and other financial institutions signatories thereto (incorporated by reference to Exhibit 10.21 to the Registrant’s 2007 Annual Report).
10.29*	Amendment Number Six to Loan Agreement dated as of February 25, 2009, among Atlantic Aviation FBO Inc and the bank or banks and other financial institutions signatories thereto.
10.30	Amended and Restated Loan Agreement dated as of June 7, 2006, among HGC Holdings LLC, Macquarie Gas Holdings LLC, the Lenders named herein and Dresdner Bank AG London Branch (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the SEC on June 12, 2006)
10.31	Amended and Restated Loan Agreement, dated as of June 7, 2006, among The Gas Company LLC, Macquarie Gas Holdings LLC, the Lenders defined therein and Dresdner Bank AG London Branch (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed with the SEC on June 12, 2006)

Exhibit Number	Description
10.32	Letter Amendment, dated August 18, 2006, amending the Amended and Restated Loan Agreement dated as of June 7, 2006, among HGC Holdings LLC, Macquarie Gas Holdings LLC, the Lenders named herein and Dresdner Bank AG London Branch and the Amended and Restated Loan Agreement, dated as of June 7, 2006, among The Gas Company LLC, Macquarie Gas Holdings LLC, the Lenders defined therein and Dresdner Bank AG London Branch (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (the “June 2008 Quarterly Report”))
10.33	Amendment Number Two to Amended and Restated Loan Agreement, dated as of July 16, 2008, among The Gas Company, LLC, Macquarie Gas Holdings LLC, the several banks and other financial institutions signatories hereto and Dresdner Bank Ag Niederlassung Luxemburg (successor administrative agent to Dresdner Bank AG London Branch) (incorporated by reference to Exhibit 10.2 of the June 2008 Quarterly Report)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of KPMG LLP
23.2*	Consent of KPMG LLP (IMTT)
24.1*	Powers of Attorney (included in signature pages)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
99.1*	Consolidated Financial Statements for IMTT Holdings Inc., for the Years Ended December 31, 2008 and December 31, 2007

*	Filed herewith.