Form 10-Q
period 2009-03-31
Macquarie Infrastructure CO LLC
filed 2009-05-07
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

There were 44,948,694 limited liability company interests without par value outstanding at May 6, 2009.

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

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED BALANCE SHEETS
($ In Thousands, Except Share Data)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,340	$68,231
Restricted cash	2,644	1,063
Accounts receivable, less allowance for doubtful accounts of $4,287 and $2,230, respectively	55,406	62,240
Dividends receivable	—	7,000
Other receivables	139	132
Inventories	15,515	15,968
Prepaid expenses	10,076	9,156
Deferred income taxes	3,774	3,774
Land – available for sale	11,931	11,931
Income tax receivable	—	489
Other	10,244	13,440
Total current assets	147,069	193,424
Property, equipment, land and leasehold improvements, net	659,893	673,981
Restricted cash	16,011	19,939
Equipment lease receivables	35,461	36,127
Investment in unconsolidated business	190,379	184,930
Goodwill	569,382	586,249
Intangible assets, net	781,707	812,184
Deferred financing costs, net of accumulated amortization	21,774	23,383
Other	3,836	4,033
Total assets	$2,425,512	$2,534,250

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED BALANCE SHEETS – (continued)
($ In Thousands, Except Share Data)

	March 31, 2009	December 31, 2008
	(Unaudited)
LIABILITIES AND MEMBERS’/STOCKHOLDERS’ EQUITY
Current liabilities:
Due to manager – related party	$571	$3,521
Accounts payable	45,809	47,886
Accrued expenses	26,544	29,448
Current portion of notes payable and capital leases	4,360	2,724
Current portion of long-term debt	312,059	201,344
Fair value of derivative instruments	48,486	51,441
Customer deposits	5,564	5,457
Other	9,814	10,785
Total current liabilities	453,207	352,606
Notes payable and capital leases, net of current portion	2,231	2,274
Long-term debt, net of current portion	1,171,822	1,327,800
Deferred income taxes	46,955	65,042
Fair value of derivative instruments	95,495	105,970
Other	47,060	46,297
Total liabilities	1,816,770	1,899,989
Members’/stockholders’ equity:
LLC interests, no par value; 500,000,000 authorized; 44,948,694 LLC interests issued and outstanding at March 31, 2009 and December 31, 2008	956,956	956,956
Accumulated other comprehensive loss	(69,702)	(97,190)
Accumulated deficit	(283,954)	(230,928)
Total members’/stockholders’ equity	603,300	628,838
Noncontrolling interests	5,442	5,423
Total equity	608,742	634,261
Total liabilities and equity	$2,425,512	$2,534,250

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
($ In Thousands, Except Share and per Share Data)

	Quarter Ended March 31, 2009	Quarter Ended March 31, 2008
Revenue
Revenue from product sales	$89,192	$159,325
Revenue from product sales – utility	20,167	29,399
Service revenue	73,552	88,785
Financing and equipment lease income	1,192	1,194
Total revenue	184,103	278,703
Costs and expenses
Cost of product sales	49,267	108,517
Cost of product sales – utility	14,817	24,335
Cost of services	31,457	33,256
Selling, general and administrative	59,479	63,857
Fees to manager – related party	462	4,626
Goodwill impairment	18,000	—
Depreciation	13,150	6,723
Amortization of intangibles	30,265	10,739
Total operating expenses	216,897	252,053
Operating income	(32,794)	26,650
Other income (expense)
Interest income	74	473
Interest expense	(30,603)	(25,826)
Equity in earnings (losses) and amortization charges of investees	5,449	(2,089)
Loss on derivative instruments	(32,225)	(305)
Other income, net	1,581	192
Net loss before income taxes and noncontrolling interests	(88,518)	(905)
Benefit (provision) for income taxes	35,659	(1,364)
Net loss before noncontrolling interests	(52,859)	(2,269)
Net income (loss) attributable to noncontrolling interest	167	(279)
Net loss	$(53,026)	$(1,990)
Basic loss per share:	$(1.18)	$(0.04)
Weighted average number of shares outstanding: basic	44,948,694	44,938,380
Diluted loss per share:	$(1.18)	$(0.04)
Weighted average number of shares outstanding: diluted	44,948,694	44,938,380
Cash distributions declared per share	$—	$0.635

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
($ In Thousands)

	Quarter Ended March 31, 2009	Quarter Ended March 31, 2008
Operating activities
Net loss	$(53,026)	$(1,990)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash goodwill impairment	18,000	—
Depreciation and amortization of property and equipment	21,864	9,469
Amortization of intangible assets	30,265	10,739
Equity in (earnings) losses and amortization charges of investees	(5,449)	2,089
Equity distributions from investees	5,449	—
Amortization of debt financing costs	1,609	1,760
Non-cash derivative loss, net of non-cash interest expense	32,225	382
Equipment lease receivable, net	766	508
Deferred rent	430	572
Deferred taxes	(36,184)	(2,590)
Other non-cash (income) expenses, net	(294)	73
Changes in other assets and liabilities, net of acquisitions:
Restricted cash	(99)	23
Accounts receivable	6,833	(12,191)
Inventories	453	(800)
Prepaid expenses and other current assets	2,837	1,272
Due to manager – related party	(2,950)	(1,033)
Accounts payable and accrued expenses	(5,452)	2,444
Income taxes payable	694	3,577
Other, net	(1,112)	(207)
Net cash provided by operating activities	16,859	14,097
Investing activities
Acquisitions of businesses and investments, net of cash acquired	—	(41,864)
Purchases of property and equipment	(6,932)	(13,708)
Return of investment in unconsolidated business	1,551	7,000
Other	(40)	137
Net cash used in investing activities	(5,421)	(48,435)

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS – (continued)
(Unaudited)
($ In Thousands)

	Quarter Ended March 31, 2009	Quarter Ended March 31, 2008
Financing activities
Proceeds from long-term debt	—	2,000
Proceeds from line of credit facilities	400	67,850
Offering and equity raise costs paid	—	(65)
Distributions paid to holders of LLC interests	—	(28,536)
Distributions paid to noncontrolling shareholders	(148)	(167)
Payment of long-term debt	(44,662)	(40)
Debt financing costs paid	—	(1,788)
Change in restricted cash	2,446	(617)
Payment of notes and capital lease obligations	(365)	(468)
Net cash (used in) provided by financing activities	(42,329)	38,169
Net change in cash and cash equivalents	(30,891)	3,831
Cash and cash equivalents, beginning of period	68,231	57,473
Cash and cash equivalents, end of period	$37,340	$61,304
Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Accrued acquisition and equity offering costs	$—	$343
Accrued purchases of property and equipment	$808	$742
Acquisition of equipment through capital leases	$129	$—
Taxes paid	$10	$489
Interest paid	$29,473	$23,859

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

The Company owns its businesses through its wholly-owned subsidiary, Macquarie Infrastructure Company Inc., or MIC Inc. The Company’s businesses operate predominantly in the United States, and comprise the following:

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
(v)	an airport parking business — a provider of off-airport parking services in the U.S., with 31 facilities in 20 major airport markets.

During the year ended December 31, 2008, the Company completed the following acquisitions:

•	On March 4, 2008, the Company completed the acquisition of 100% of the equity in entities that own and operate three FBOs in Farmington and Albuquerque, New Mexico and Sun Valley, Idaho, collectively referred to as “SevenBar.”
•	On July 31, 2008, the Company completed the acquisition of the Newark SkyPark airport parking facility, an off-airport parking facility at Newark Liberty International Airport in New Jersey.

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
(Unaudited)

2. Basis of Presentation  – (continued)

States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of consolidated condensed financial statements in conformity with GAAP requires estimates and assumptions. Management evaluates these estimates and judgments on an ongoing basis. Actual results may differ from the estimates and assumptions used in the financial statements and notes. Operating results for the quarter ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The consolidated balance sheet at December 31, 2008 has been derived from audited financial statements but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. Certain reclassifications were made to the financial statements for the prior period to conform to current period presentation.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”, or SFAS No. 160, which requires noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS No. 160 is effective for periods beginning on or after December 15, 2008 and will be applied prospectively to all noncontrolling interests with comparative period information reclassified. The Company adopted SFAS No. 160 on January 1, 2009. While the Company’s district energy and airport parking businesses each have noncontrolling interests, the adoption of SFAS No. 160 did not have a material impact on the Company’s financial results of operations and financial conditions.

The interim financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 27, 2009.

3. New Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, or FSP SFAS No. 141(R)-1. FSP SFAS No. 141(R)-1 amends the provisions for SFAS No. 141(R) and rescinds the distinction between contractual and noncontractual contingencies arising from business combinations. It requires a contingency acquired in a business combination be initially recognized and measured at fair value on the acquisition date if the fair value can be determined during the measurement period. Acquired contingencies whose fair value cannot be determined during the measurement period would be recognized if it is probable that an asset existed or liability had been incurred at the acquisition date and the amount for the asset or liability can be reasonably estimated. FSP SFAS No. 141(R)-1 is effective for the reporting periods beginning after December 15, 2008. The Company does not believe FSP SFAS No. 141(R)-1 will have a material impact on its financial statements.

In December 2008, the FASB issued FASB Staff Position 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”, or FSP SFAS No. 132(R)-1. FSP SFAS No. 132(R)-1 requires additional disclosures surrounding how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, the fair value of each major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, and the significant concentration of risks in plan assets. The disclosure requirement under FSP SFAS No. 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company does not believe FSP SFAS No. 132(R)-1 will have a significant impact on its financial statements.

In November 2008, the FASB ratified Emerging Issues Task Force 08-7, “Accounting for Defensive Intangible Assets”, or EITF 08-7. EITF 08-7 applies to acquired intangible asset that the acquirer does not

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

3. New Accounting Pronouncements  – (continued)

intend to actively use, but intends to hold to prevent its competitors from obtaining access to the asset. EITF 08-7 clarifies that defensive intangible assets are separately identifiable and requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting, which should be amortized over the period the asset diminishes in value. Defensive intangibles must be recognized at fair value in accordance with Statement of Financial Accounting Standards No. 141(R), “Business Combinations”, or SFAS No. 141(R), and Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, or SFAS No. 157. EITF 08-7 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company adopted EITF 08-7 on January 1, 2009. The impact of the adoption did not have a material impact on the Company’s financial results of operations and financial condition.

In November 2008, the FASB ratified Emerging Issues Task Force Issue No. 08-6, “Equity Method Investment Accounting Considerations”, or EITF 08-6. EITF 08-6 concludes that the cost basis of a new equity-method investment would be determined using a cost-accumulation model, which would continue the practice of including transaction costs in the cost of investment and would exclude the value of contingent consideration unless it is required to be recognized under other literature, such as Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”. Equity-method investment should be subject to other-than-temporary impairment analysis. It also requires that a gain or loss to be recognized on the portion of the investor’s ownership sold. EITF 08-6 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company adopted EITF 08-6 on January 1, 2009. The impact of the adoption did not have a material impact on the Company’s financial results of operations and financial condition.

In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets”, or FSP SFAS No. 142-3. FSP SFAS No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, or SFAS No. 142. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142’s entity-specific factors. FSP SFAS No. 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company adopted FSP SFAS No. 142-3 on January 1, 2009. The impact of the adoption did not have a material impact on the Company’s financial results of operations and financial condition.

In February 2008, the FASB issued FASB Staff Position 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under SFAS No. 13”, or FSP SFAS No. 157-1, and FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157”, or FSP SFAS No. 157-2, affecting the implementation of SFAS No. 157. FSP SFAS No. 157-1 excludes Statement of Financial Accounting Standards No. 13, “Accounting for Leases”, or SFAS No. 13, and other accounting pronouncements that address fair value measurements under SFAS No. 13, from the scope of SFAS No. 157. However, the scope of this exception does apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value in accordance with SFAS No. 141(R) regardless of whether those assets and liabilities are related to leases. FSP SFAS No. 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. On January 1, 2009, the Company adopted SFAS No. 157 for all nonfinancial assets and liabilities. Major categories of nonfinancial assets and liabilities to which this accounting standard applies include, but are not limited to, the Company’s property, equipment, land and leasehold improvements, intangible assets and goodwill. See Note 7, “Nonfinancial Assets Measured at Fair Value”, for further discussions.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

3. New Accounting Pronouncements  – (continued)

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosure about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”, or SFAS No. 161, which requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, or SFAS No. 133; and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the Company’s strategies and objectives for using derivative instruments. SFAS No. 161 is effective for periods beginning after November 15, 2008. The Company adopted SFAS No. 161 on January 1, 2009. The impact of the adoption did not have a material impact on the Company’s financial results of operations and financial condition. See Note 9, “Derivative Instruments”, for further discussions.

In December 2007, the FASB issued SFAS No. 160, which requires noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS No. 160 is effective for periods beginning on or after December 15, 2008 and will be applied prospectively to all noncontrolling interests with comparative period information reclassified. The Company adopted SFAS No. 160 on January 1, 2009. While the Company’s district energy and airport parking businesses each have noncontrolling interests, the adoption of SFAS No. 160 did not have a material impact on the Company’s financial results of operations and financial conditions.

In December 2007, the FASB revised Statement of Financial Accounting Standards No. 141, “Business Combinations”, or SFAS No. 141(R). The revised standard includes various changes to the business combination rules. Some of the changes include immediate expensing of acquisition-related costs rather than capitalization, and 100% of the fair value of assets and liabilities acquired being recorded, even if less than 100% of a controlled business is acquired. SFAS No. 141(R) is effective for business combinations consummated in periods beginning on or after December 15, 2008. The Company expects the revised standard to have the following significant impacts on its financial statements compared with existing business combination rules: (1) increased selling, general and administrative costs due to immediate expensing of acquisition costs, resulting in lower net income; (2) lower cash provided by operating activities and lower cash used in investing activities in the statements of cash flows due to the immediate expensing of acquisition costs, which under existing rules are included as cash out flows in investing activities as part of the purchase price of the business; and (3) 100% of fair values recorded for assets and liabilities including noncontrolling interests of a controlled business on the balance sheet resulting in larger assets, liability and equity balances compared with existing business combination rules. There were no new business combinations during the first quarter of 2009.

On January 1, 2009, the Company adopted SFAS No. 141(R). Although there was no new acquisition during the first quarter of 2009, the Company used the fair value guidance from SFAS No. 141(R) to perform the Company’s goodwill impairment analysis in accordance with SFAS No. 142. In performing the step two analysis at the Company’s airport services business and determining an “implied fair value” for goodwill, the Company allocated the estimated fair value of the airport services business’ assets and liabilities to its balance sheet. Any unallocated fair value, which represented the “implied fair value” of goodwill, was compared to its corresponding carrying value. The corresponding carrying value was higher than the “implied fair value” and as a result, goodwill at our airport services business was written down to its implied fair value resulting in a non-cash impairment charge for the quarter ended March 31, 2009. See Note 7, “Nonfinancial Assets Measured at Fair Value”, for further discussions.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

4. Loss Per Share

Following is a reconciliation of the basic and diluted number of shares used in computing loss per share:

	Quarter Ended March 31, 2009	Quarter Ended March 31, 2008
Weighted average number of shares outstanding: basic	44,948,694	44,938,380
Dilutive effect of restricted stock unit grants	—	—
Weighted average number of shares outstanding: diluted	44,948,694	44,938,380

The 14,115 and 10,314 restricted stock unit grants provided to the Company’s independent directors on May 27, 2008 and May 24, 2007, respectively, were anti-dilutive for the quarters ended March 31, 2009 and 2008, due to the Company’s net loss for those periods.

5. Property, Equipment, Land and Leasehold Improvements

Property, equipment, land and leasehold improvements at March 31, 2009 and December 31, 2008 consist of the following ($ in thousands):

	March 31, 2009	December 31, 2008
Land(1)	$59,968	$56,039
Easements	5,624	5,624
Buildings	29,686	34,128
Leasehold and land improvements	317,544	301,623
Machinery and equipment	322,286	321,240
Furniture and fixtures	10,264	9,952
Construction in progress	29,447	48,520
Property held for future use	1,540	1,540
	776,359	778,666
Less: accumulated depreciation	(116,466)	(104,685)
Property, equipment, land and leasehold improvements, net(2)	$659,893	$673,981

(1)	In April 2008, the airport parking business acquired land, that was previously leased, for $13.5 million. The business also reversed the $1.5 million accrued rent liability in relation to this land, resulting in a net book value of approximately $12.0 million. The business has taken steps to effect the sale of the land, and the Company has reflected the land acquired in the consolidated condensed balance sheets as land-available for sale, and not in property, equipment, land and leasehold improvements. The business expects to complete the sale during 2009.
(2)	Includes $635,000 of capitalized interest for the quarter ended March 31, 2009 and $2.1 million for the year ended December 31, 2008.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, or SFAS No. 144, the Company recognized non-cash impairment charges of $11.7 million and $32.9 million, respectively, primarily relating to leasehold and land improvements, buildings, machinery and equipment and furniture and fixtures during the first quarter of 2009 and the fourth quarter of 2008, respectively. The Company reported non-cash impairment charges of $5.3 million and $13.8 million for the first quarter of 2009 and the fourth quarter of 2008, respectively, in depreciation expense for the airport services business and $6.4 million and $19.1 million for the first quarter of 2009 and the fourth quarter of 2008, respectively, in cost of services for the airport parking business in the consolidated condensed statement of operations.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

6. Intangible Assets

Intangible assets at March 31, 2009 and December 31, 2008 consist of the following ($ in thousands):

	Weighted Average Life (Years)	March 31, 2009	December 31, 2008
Contractual arrangements	31.0	$778,630	$802,419
Non-compete agreements	2.5	9,515	9,515
Customer relationships	10.7	78,596	78,596
Leasehold rights	12.5	3,330	3,542
Trade names	Indefinite	15,401	15,401
Technology	5.0	460	460
		885,932	909,933
Less: Accumulated amortization		(104,225)	(97,749)
Intangible assets, net		$781,707	$812,184

As a result of declines in the performance of certain asset groups during the first quarter of 2009 and fourth quarter of 2008, the Company evaluated such asset groups for impairment under SFAS No. 144 and determined that the asset groups were impaired. The Company estimated the fair value of each of the impaired asset groups using either discounted cash flows or third party appraisals. Accordingly, the Company recognized $20.4 million and $29.8 million of non-cash impairment charges during the first quarter of 2009 and fourth quarter of 2008, respectively. This consists of $20.4 million and $21.7 million of non-cash impairment charges related to contractual arrangements at the airport services business during the first quarter of 2009 and fourth quarter of 2008, respectively, and $8.1 million during the fourth quarter of 2008 related to customer relationships, leasehold rights and trademarks at the airport parking business. These charges are recorded in amortization of intangibles in the consolidated condensed statement of operations.

The change in goodwill from December 31, 2008 to March 31, 2009 is as follows ($ in thousands):

Balance at December 31, 2008	$586,249
Impairment of airport services business	(18,000)
Prior period acquisition purchase price adjustments	31
Other	1,102
Balance at March 31, 2009	$569,382

The Company tests for goodwill impairment at the reporting unit level on an annual basis and between annual tests if a triggering event indicates impairment. The decline in the Company’s stock price, particularly over the latter part of 2008 and the first quarter of 2009 has caused the book value of the Company to exceed its market capitalization. In accordance with SFAS No. 142, the Company performed goodwill impairment tests during the first quarter of 2009 and fourth quarter of 2008. The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the test. The first step of the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using cash flow forecasts and comparing those estimated fair values with the carrying values, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit in accordance with SFAS No. 141(R). Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value. If the corresponding carrying value is higher than the “implied fair value”, goodwill is written down to reflect the impairment. Based on the testing performed, the Company recorded

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

6. Intangible Assets  – (continued)

goodwill impairment charges totalling $18.0 million at the airport services business during the first quarter of 2009 and $190.8 million during the fourth quarter of 2008, of which $138.8 million was recorded at the airport parking business to write off all of its goodwill and $52.0 million at the airport services business.

While management has a plan to return the Company’s business fundamentals to levels that support the book value per common share, there is no assurance that the plan will be successful, or that the market price of the common stock will increase to such levels in the foreseeable future. Discount rates used in recent cash flow analysis have increased and projected cash flows relating to the Company’s reporting units have generally declined in the latter half of 2008 and first quarter of 2009 primarily as the result of negative macroeconomic factors. There is no assurance that discount rates will not increase or that the earnings, book values or projected earnings and cash flows of the Company’s individual reporting units will not decline. Management will continue to monitor the relationship of the Company’s market capitalization to its book value, the differences for which management attributes to both negative macroeconomic factors and Company specific factors, and management will continue to evaluate the carrying value of goodwill and other intangible assets. Accordingly, an impairment charge to goodwill and other intangible assets may be required in the foreseeable future if the Company’s common stock price continues to trade below book value per common share or the book value exceeds its estimated fair value of an individual reporting unit.

7. Nonfinancial Assets Measured at Fair Value

On January 1, 2009, the Company adopted SFAS No. 157 for nonfinancial assets measured at fair value on a nonrecurring basis. The following major categories of nonfinancial assets were measured at fair value at March 31, 2009:

		Fair Value Measurements Using
Description	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
	($ in Thousands)
Property, Equipment, Land and Leasehold Improvements	$58,342	$—	$55,433	$2,909	$(11,706)
Intangible Assets	11,451	—	—	11,451	(20,364)
Goodwill	430,543	—	—	430,543	(18,000)
Total	$500,336	$—	$55,433	$444,903	$(50,070)

The Company estimated the fair value of each of the impaired asset groups using either discounted cash flows or third party appraisals. In accordance with SFAS No. 144, property, equipment, land and leasehold improvements and intangible assets with carrying amounts of $70.0 million and $31.9 million, were written down to their fair values of $58.3 million and $11.5 million, respectively. This resulted in impairment charges of $11.7 million and $20.4 million, which were included in depreciation expense and amortization expense, respectively, for the quarter ended March 31, 2009.

In accordance with SFAS No. 142 and as discussed in Note 6, “Intangible Assets”, the Company performed goodwill impairment analysis during the first quarter of 2009. As a result of the analysis, goodwill with a carrying amount of $448.5 million was written down to its implied fair value of $430.5 million, resulting in a non-cash impairment charge of $18.0 million, which was included in goodwill impairment for the quarter ended March 31, 2009.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7. Nonfinancial Assets Measured at Fair Value  – (continued)

The significant unobservable inputs used for all fair value measurements in the above table included forecasted cash flows of the airport services business and its asset groups, the discount rate and, in the case of goodwill, the terminal value. The cash flows for this business were developed using actual cash flows from 2008 and 2009, forecasted jet fuel volumes from the Federal Aviation Administration, forecasted consumer price indices and forecasted LIBOR rates based on proprietary models using various published sources. The discount rate was developed using a capital asset pricing model.

Model inputs included:

•	a risk free rate equal to the rate on 20 years U.S. treasury securities;
•	a risk premium based on the risk premium for the U.S equity market overall;
•	the observed beta of comparable listed companies;
•	a small company risk premium based on historical data provided by Ibbotsons; and
•	a specific company risk premium based on the uncertainty in the current market conditions.

The terminal value was based on observed earnings before interest, taxes, depreciation and amortization, or EBITDA, multiples paid in recent transactions for comparable businesses.

8. Long-Term Debt

At March 31, 2009 and December 31, 2008, the Company’s long-term debt consists of the following ($ in thousands):

	March 31, 2009	December 31, 2008
MIC Inc. revolving credit facility	$66,400	$69,000
Airport services	897,179	939,800
Gas production and distribution	169,000	169,000
District energy	150,000	150,000
Airport parking	201,302	201,344
Total	1,483,881	1,529,144
Less: current portion	(312,059)	(201,344)
Long-term portion	$1,171,822	$1,327,800

Effective April 14, 2009, MIC Inc. elected to reduce the available principal on its revolving credit facility from $300.0 million to $97.0 million. As of March 31, 2009, MIC Inc. reclassified its revolving credit facility from long-term debt to current portion of long-term debt on the consolidated condensed balance sheet, due to its maturity on March 31, 2010. The Company believes that, at or before the maturity date, it will be able to pay down any outstanding balance from cash on hand, or refinance or extend the facility on terms that can be supported by the performance of the Company and the cash distributed by its businesses.

On February 25, 2009, the airport services business amended its credit facility to reduce the principal amount due under that facility and provide the business additional financial flexibility over the near and medium term. The business used $50.0 million in cash contributed by the Company to pay down $44.6 million of the outstanding term loan debt under the facility and $5.2 million of interest rate swap breakage fees, of which $1.1 million was paid to Macquarie Bank Limited, a related party. Additionally, under the amended terms, the business will apply all excess cash flow from the business to prepay additional debt whenever the leverage ratio (debt to adjusted EBITDA) is equal to or greater than 6.0x to 1.0 for the trailing twelve months and will use 50% of excess cash flow to prepay debt whenever the leverage ratio is equal to or

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

8. Long-Term Debt  – (continued)

greater than 5.5x to 1.0 and below 6.0x to 1.0. On May 5, 2009, per the revised terms of the loan agreement, the business used approximately $8.8 million of excess cash flow generated in the first quarter of 2009 to prepay $8.0 million of the outstanding principal balance of the term loan and $789,000 in interest rate swap breakage fees.

At March 31, 2009, the airport parking business has $201.3 million of total debt, including $6.3 million of fixed rate debt due on or before September 9, 2009. This debt is secured by assets and collateral of the airport parking business. Creditors of this business do not have recourse to any assets of the Company or any assets of the other businesses, other than approximately $9.0 million in guarantees and interest rate swap liabilities as of May 7, 2009.

The airport parking business is currently in default under the liquidity covenant in their credit facility and may not be in compliance with its other financial covenants as of March 31, 2009. The business is precluded from making payments to the Company due to non-compliance under the restricted payment test. In addition, the airport parking business does not have sufficient liquidity or capital resources to pay its maturing debt obligations and, based on current results and market conditions, the Company does not expect that the airport parking business will be able to refinance its debt as it matures. The Company has no intention of contributing any further capital to this business other than potentially for obligations that the Company has guaranteed. As a result, there is doubt regarding the ability of the airport parking business to continue as a going concern. Accordingly, all of the Company’s long term assets have been written down to estimated fair value, resulting in impairment of goodwill, property, equipment, land and leasehold improvements and intangible assets of $166.0 million in the fourth quarter of 2008 and $6.4 million for property, equipment, land and leasehold improvements for the first quarter of 2009. The Company is in discussion with lenders and is pursuing strategic alternatives for this business, including asset sales, restructuring plans, filing for protection under bankruptcy laws or liquidating the business.

9. Derivative Instruments

The Company and its businesses have in place variable-rate debt. Management believes that it is prudent to limit the variability of a portion of its interest payments. To meet this objective, the Company enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk on a majority of its debt with a variable-rate component. In accordance with SFAS No. 133, the Company has concluded that all of its interest rate swaps qualify as cash flow hedges, and the Company applies hedge accounting for these instruments, except for the airport services business’ interest rate swaps. The airport services business’ interest rate swaps qualified as cash flow hedges and the Company applied hedge accounting for these instruments through February 25, 2009. The Company discontinued hedge accounting for these instruments after February 25, 2009, due to the amendment to the related credit facility discussed in Note 8, “Long-Term Debt”. Changes in the fair value of interest rate derivatives designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate debt obligations are reported in accumulated other comprehensive loss. Any ineffective portion on the change in the valuation of derivatives is taken through earnings, and reported in the loss on derivative instruments line in the consolidated condensed statements of operations.

At March 31, 2009, the Company had $1.5 billion of debt, $1.4 billion of which was economically hedged with interest rate swaps, $117.2 million of which was unhedged and $6.3 million of which incurred interest at fixed rates. Of the $1.4 billion in debt hedged with interest rate swaps, the Company applied hedge accounting to $505.0 million of such swaps.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Derivative Instruments  – (continued)

On February 25, 2009, the airport services business paid down $44.6 million of debt and reduced the notional amount of interest rate swaps used to hedge the interest payments on that debt by a corresponding amount. This resulted in the payment of $5.2 million of interest rate swap breakage fees to counterparties which were recorded as interest expense in the consolidated condensed statement of operations. This reduction also resulted in reclassification of $22.7 million of accumulated other comprehensive loss in the consolidated condensed balance sheet related to derivatives to loss on derivative instruments in the consolidated condensed statement of operations. Additionally, the airport services business discontinued hedge accounting as of February 25, 2009 and incurred $6.3 million in non-cash derivative loss in earnings due to the change in the fair value of these interest rate swaps. The business expects to record interest rate swap breakage fees and corresponding reclassifications from accumulated other comprehensive loss to loss on derivative instruments as the airport services business continues to pay down its debt.

In March 2009, the airport services business, gas production and distribution business, and district energy business entered into interest rate basis swap contracts with their existing counterparties. These contracts effectively changed the interest rate index on the Company’s existing swap contracts for the next 12 months from the 90-day LIBOR rate to the 30-day LIBOR rate plus a margin of a 19.50 basis point spread for the airport services business and a margin of a 24.75 basis point spread for the gas production and distribution and district energy businesses.

The Company estimates that $38.1 million of net derivative losses included in accumulated other comprehensive loss will be reclassified into earnings over the next 12 months.

In accordance with SFAS No. 133, the Company’s derivative instruments are recorded on the balance sheet at fair value. The Company measures derivative instruments at fair value using the income approach, which converts future amounts (being the future net cash settlements expected under the derivative contracts) to a discounted present value. These valuations primarily utilize observable (“level 2”) inputs, including contractual terms, interest rates and yield curves observable at commonly quoted intervals.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Derivative Instruments  – (continued)

The Company’s fair value measurements of its derivative instruments and the related location of the liabilities associated with the hedging instruments within the consolidated condensed balance sheet at March 31, 2009 and December 31, 2008 were as follow:

	March 31, 2009
	Liability Derivatives		Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		($ in Thousands)
Derivatives Designated as Hedging Instruments Under SFAS No. 133
Interest rate swap contracts	Fair value of derivative instruments – current liabilities	$(16,023)	$—	$(16,023)	$—
Interest rate swap contracts	Fair value of derivative instruments – non- current liabilities	(29,823)	—	(29,823)	—
Total derivatives designated as hedging instruments under SFAS No. 133		(45,846)	—	(45,846)	—
Derivatives Not Designated as Hedging Instruments Under SFAS No. 133(1)
Interest rate swap contracts	Fair value of derivative instruments – current liabilities	(32,463)	—	(32,463)	—
Interest rate swap contracts	Fair value of derivative instruments – non- current liabilities	(65,672)	—	(65,672)	—
Total derivatives not designated as hedging instruments under SFAS No. 133		(98,135)	—	(98,135)	—
Total		$(143,981)	$—	$(143,981)	$—

(1)	Balances under this category represents fair value of interest rate swaps at the airport services business at March 31, 2009 due to the discontinuance of hedge accounting.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Derivative Instruments  – (continued)

	December 31, 2008
	Liability Derivatives		Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		($ in Thousands)
Derivatives Designated as Hedging Instruments Under SFAS No. 133
Interest rate swap contracts	Fair value of derivative instruments – current liabilities	$(51,441)	$—	$(51,441)	$—
Interest rate swap contracts	Fair value of derivative instruments – non- current liabilities	(105,970)	—	(105,970)	—
Total derivatives designated as hedging instruments under SFAS No. 133		$(157,411)	$—	$(157,411)	$—

The Company’s hedging activities and the related location within the consolidated condensed financial statements were as follows:

	Derivatives Designated as Hedging Instruments Under SFAS No. 133(1)						Derivatives Not Designated as Hedging Instruments Under SFAS No. 133(1)
	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) for the Quarter Ended March 31,		Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion) for the Quarter Ended March 31,		Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion) for the Quarter Ended March 31,		Amount of Gain (Loss) Recognized in Income on Derivatives for the Quarter Ended March 31,
Financial Statement Account	2009	2008	2009(2)	2008	2009	2008	2009(3)	2008
	($ in Thousands)
Interest Expense	$—	$—	$(17,953)	$(1,713)	$—	$—	$—	$—
Loss on Derivative Instruments	—	—	(25,154)	(155)	(84)	(150)	(6,987)	—
Accumulated Other Comprehensive Loss	2,549	(53,830)	—	—	—	—	—	—
Total	$2,549	$(53,830)	$(43,107)	$(1,868)	$(84)	$(150)	$(6,987)	$—

(1)	Substantially all derivatives are interest rate swap contracts.
(2)	For the quarter ended March 31, 2009, derivative losses included $17.2 million in connection with the $44.6 million pay down of principal debt at the airport services business; $6.3 million related to the unrealized losses at the airport services business due to the discontinuance of hedge accounting as of February 25, 2009; and amortization of $1.6 million of accumulated other comprehensive loss balance in connection with the interest rate basis swap contracts entered during the quarter by the gas production

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Derivative Instruments  – (continued)

and distribution business and district energy business, which are recorded in loss on derivative instruments in the consolidated condensed statement of operations. The remaining change represents cash interest paid on derivative instruments, of which $5.2 million related to the payment of interest rate swap breakage fees, which are recorded in interest expense in the consolidated condensed statement of operations.
(3)	Includes $6.3 million of the unrealized losses in derivative instruments at the airport services business due to the discontinuance of hedge accounting as of February 25, 2009 for the quarter ended March 31, 2009.

With the exception of the interest rates swap at the Company’s airport parking business, all of theCompany’s derivative instruments were individually collateralized by all of the assets of the respective businesses. The interest rate swap at the Company’s airport parking business was not secured by any such collateral.

10. Comprehensive Loss

Comprehensive loss includes primarily change in fair value of derivative instruments, which qualify for hedge accounting. The difference between net loss and comprehensive loss for the quarter ended March 31, 2009 and 2008 were as follow ($ in thousands):

	Quarter Ended March 31,
	2009	2008
Net loss	$(53,026)	$(1,990)
Unrealized gain (loss) in fair value of derivatives, net of taxes	1,498	(32,512)
Reclassification of derivative losses into earnings, net of taxes	25,990	1,237
Comprehensive loss	$(25,538)	$(33,265)

For further discussions on derivative instruments and hedging activities, see Note 9, “Derivative Instruments”.

11. Members’/Stockholders’ Equity

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Reportable Segments  – (continued)

The Company also has a 50% investment in a bulk liquid storage terminal business, or IMTT, which is accounted for under the equity method. Financial information for IMTT is presented below ($ in thousands) (unaudited):

	Quarter Ended March 31, 2009	Quarter Ended March 31, 2008
Revenue	$86,803	$78,394
EBITDA	42,087	12,285
Interest expense, net	7,061	4,719
Depreciation and amortization expense	12,824	10,334
Capital expenditures paid	39,942	58,506
Property, equipment, land and leasehold improvements, net	935,348	776,886
Total assets balance	1,020,564	890,707

The airport services business reportable segment principally derives income from fuel sales and from other airport services. Airport services revenue includes fuel-related services, de-icing, aircraft hangarage, airport management and other aviation services. All of the revenue of the airport services business is generated in the United States. The airport services business operated 72 FBOs as of March 31, 2009.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Reportable Segments  – (continued)

Revenue from external customers for the Company’s reportable segments was as follows ($ in thousands) (unaudited):

	Quarter Ended March 31, 2009
	Airport Services	Gas Production and Distribution	District Energy	Airport Parking	Total
Revenue from Product Sales
Product sales	$68,117	$21,075	$—	$—	$89,192
Product sales – utility	—	20,167	—	—	20,167
	68,117	41,242	—	—	109,359
Service Revenue
Other services	49,064	—	756	—	49,820
Cooling capacity revenue	—	—	4,897	—	4,897
Cooling consumption revenue	—	—	2,228	—	2,228
Parking services	—	—	—	16,607	16,607
	49,064	—	7,881	16,607	73,552
Financing and Lease Income
Financing and equipment lease	—	—	1,192	—	1,192
	—	—	1,192	—	1,192
Total Revenue	$117,181	$41,242	$9,073	$16,607	$184,103

	Quarter Ended March 31, 2008
	Airport Services	Gas Production and Distribution	District Energy	Airport Parking	Total
Revenue from Product Sales
Product sales	$136,366	$22,959	$—	$—	$159,325
Product sales – utility	—	29,399	—	—	29,399
	136,366	52,358	—	—	188,724
Service Revenue
Other services	62,584	—	732	—	63,316
Cooling capacity revenue	—	—	4,806	—	4,806
Cooling consumption revenue	—	—	1,768	—	1,768
Parking services	—	—	—	18,895	18,895
	62,584	—	7,306	18,895	88,785
Financing and Lease Income
Financing and equipment lease	—	—	1,194	—	1,194
	—	—	1,194	—	1,194
Total Revenue	$198,950	$52,358	$8,500	$18,895	$278,703

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Reportable Segments  – (continued)

EBITDA for the Company’s reportable segments is shown in the below table ($ in thousands) (unaudited). Allocation of corporate allocation expense and the federal tax effect have been excluded from the tables as they are eliminated on consolidation.

	Quarter Ended March 31, 2009
	Airport Services	Gas Production and Distribution	District Energy	Airport Parking	Total Reportable Segments
Net (loss) income(1)	$(50,300)	$3,115	$(1,646)	$(5,444)	$(54,275)
Interest income	(47)	(11)	(3)	(7)	(68)
Interest expense	20,278	2,305	2,567	4,024	29,174
Income tax (benefit) provision	(33,954)	2,005	(1,075)	(4,073)	(37,097)
Depreciation	11,674	1,476	1,463	7,251	21,864
Amortization of intangibles	29,714	214	337	—	30,265
EBITDA	$(22,635)	$9,104	$1,643	$1,751	$(10,137)

(1)	Includes non-cash impairment charges of $43.7 million at the airport services business, consisting of $20.4 million related to intangible assets, $18.0 million related to goodwill and $5.3 million related to property, equipment, land and leasehold improvements and $6.4 million at the airport parking business related to property, equipment, land and leasehold improvements.

	Quarter Ended March 31, 2008
	Airport Services	Gas Production and Distribution	District Energy	Airport Parking	Total Reportable Segments
Net income (loss)	$5,942	$1,854	$(1,013)	$(2,005)	$4,778
Interest income	(178)	(16)	(20)	(36)	(250)
Interest expense	16,016	2,327	2,564	3,923	24,830
Income tax provision (benefit)	4,011	1,192	(354)	(1,501)	3,348
Depreciation	5,269	1,454	1,476	1,270	9,469
Amortization of intangibles	9,368	214	341	816	10,739
EBITDA	$40,428	$7,025	$2,994	$2,467	$52,914

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Reportable Segments  – (continued)

Reconciliation of reportable segments EBITDA to consolidated net loss before income taxes and noncontrolling interests ($ in thousands) (unaudited):

	Quarter Ended March 31,
	2009	2008
Total reportable segments EBITDA	$(10,137)	$52,914
Interest income	74	473
Interest expense	(30,603)	(25,826)
Depreciation(1)	(21,864)	(9,469)
Amortization of intangibles(2)	(30,265)	(10,739)
Selling, general and administrative – corporate	(1,769)	(1,133)
Fees to manager	(462)	(4,626)
Equity in earnings (losses) and amortization charges of investees	5,449	(2,089)
Other income (expense), net	1,059	(410)
Total consolidated net loss before income taxes and noncontrolling interests	$(88,518)	$(905)

(1)	Depreciation includes depreciation expense for the Company's district energy business and airport parking business, which are reported in cost of services in the consolidated condensed statement of operations. For the quarter ended March 31, 2009, the Company recorded a non-cash impairment charge of $5.3 million and $6.4 million at the airport services business and airport parking business, respectively.
(2)	For the quarter ended March 31, 2009 the Company recorded a non-cash impairment charge of $20.4 million at the airport services business.

Capital expenditures for the Company’s reportable segments were as follows ($ in thousands) (unaudited):

	Quarter Ended March 31,
	2009	2008
Airport services	$3,245	$10,201
Gas production and distribution	1,865	1,754
District energy	1,619	1,516
Airport parking	203	237
Total	$6,932	$13,708

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Reportable Segments  – (continued)

Property, equipment, land and leasehold improvements, goodwill and total assets for the Company’s reportable segments as of March 31 were as follows ($ in thousands) (unaudited):

	Property, Equipment, Land and Leasehold Improvements		Goodwill		Total Assets
	2009(1)	2008	2009(2)	2008	2009	2008
Airport services	$295,166	$310,245	$430,542	$504,055	$1,590,116	$1,810,925
Gas production and distribution	143,233	137,724	120,193	120,193	333,105	319,581
District energy	146,656	145,766	18,647	18,647	226,088	229,823
Airport parking	74,838	96,486	—	133,772	193,597	279,223
Total	$659,893	$690,221	$569,382	$776,667	$2,342,906	$2,639,552

(1)	Includes a non-cash impairment charge of $5.3 million and $6.4 million taken at the airport services business and airport parking business, respectively.
(2)	Includes a non-cash goodwill impairment charge of $18.0 million taken at the airport services business.

Reconciliation of reportable segments total assets to consolidated total assets ($ in thousands) (unaudited):

	As of March 31,
	2009	2008
Total assets of reportable segments	$2,342,906	$2,639,552
Investment in IMTT	190,379	202,518
Corporate and other	(107,773)	16,123
Total consolidated assets	$2,425,512	$2,858,193

Reconciliation of reportable segments goodwill to consolidated goodwill ($ in thousands) (unaudited):

	As of March 31,
	2009	2008
Goodwill of reportable segments	$569,382	$776,667
Corporate and other	—	(1,102)
Total consolidated goodwill	$569,382	$775,565

13. Related Party Transactions

Management Services Agreement with Macquarie Infrastructure Management (USA) Inc. (The Manager)

As of March 31, 2009, the Manager held 3,173,123 LLC interests of the Company, which were acquired concurrently with the closing of the initial public offering in December 2004 and also by reinvesting performance fees in the Company. In addition, the Macquarie Group held LLC interests acquired in open market purchases.

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

In accordance with the Management Agreement, the Manager is entitled to a quarterly base management fee based primarily on the Company’s market capitalization, and a performance fee, based on the performance of the Company’s stock relative to the U.S. utilities index. For the quarters ended March 31, 2009 and March 31, 2008, the Company accrued base management fees of $462,000 and $4.6 million, respectively. The unpaid portion of the fees at the end of each reporting period is included in due to manager-related party in the consolidated condensed balance sheets. The base management fees were paid in cash after the period end.

During the third quarter of 2008, the Manager had offered to reinvest its base fee for the third quarter of 2008 in additional LLC interests of the Company. However, in the fourth quarter of 2008, the Board of Directors requested that the Manager reverse its decision to reinvest its base management fees in stock under the terms of the management services agreement due to the significant decline in the market price of the LLC interests between the end of the third quarter of 2008 and the time at which the Company would have issued those LLC interests and the resulting potential substantial dilution of existing shareholders. The Manager agreed to this request and both the third and fourth quarter 2008 base fees were paid in cash during the first quarter of 2009.

The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries and investments, income taxes, audit and legal fees, acquisitions and dispositions and its compliance with applicable laws and regulations. During the quarters ended March 31, 2009 and March 31, 2008, the Manager charged the Company $109,000 and $78,000, respectively, for reimbursement of out-of-pocket expenses. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in due to manager-related party in the consolidated condensed balance sheet.

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

As of March 31, 2009

Airport services business debt amendment — debt arranging services from MCUSA	$970

On February 25, 2009, the airport services business amended its credit facility to reduce the principal amount due under that facility and provide the business additional operating flexibility over the near and medium term. The business used $50.0 million in cash contributed by the Company to pay down $44.6 million of the outstanding term loan debt under the facility and $5.2 million of interest rate swap breakage fees, including a $1.1 million payment to MBL. MCUSA acted as the financial advisor in connection with this amendment and earned advisory fees of approximately $970,000, as noted above.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

13. Related Party Transactions  – (continued)

Long-Term Debt

At March 31, 2009, MIC Inc. has a $300.0 million revolving credit facility with various financial institutions, including MBL. Amounts paid to or received from the Macquarie Group that relate to this facility comprise the following ($ in thousands):

Quarter Ended March 31, 2009

Revolving credit facility commitment provided by Macquarie Group during the period January 1, 2009 through March 31, 2009	$66,667
Portion of credit facility commitment from Macquarie Group drawn down, as of March 31, 2009	14,755
Principal payments to Macquarie Group for the quarter ended March 31, 2009	578
Interest expense on Macquarie Group portion of the drawn down commitment, for the quarter ended March 31, 2009	207
Commitment fees to the Macquarie Group, for the quarter ended March 31, 2009	64

On April 14, 2009, the Company elected to reduce the available principal on its revolving credit facility from $300.0 million to $97.0 million. This resulted in a decrease in the Macquarie Group’s total commitment under the revolving credit facility from $66.7 million to $21.6 million. See Note 16, “Subsequent Events”, for further discussions.

Derivative Instruments and Hedging Activities

The Company has derivative instruments in place to fix the interest rate on outstanding term loan facilities. MBL has provided interest rate swaps for the airport services business and the gas production and distribution business. At March 31, 2009, the airport services business had $855.4 million of its term loans hedged, of which MBL was providing the interest rate swaps for a notional amount of $326.1 million. The remainder of the swaps are from an external party. During the quarter ended March 31, 2009, the airport services business made net payments to MBL of $3.1 million in relation to these swaps. As noted above, on February 25, 2009, in connection with a partial repayment of loans under this facility, the airport services business paid $5.2 million of interest rate swap breakage fees of which $1.1 million was paid to MBL.

At March 31, 2009, the gas production and distribution business had $160.0 million of its term loans hedged, of which MBL was providing the interest rate swaps for a notional amount of $48.0 million. The remainder of the swaps are from an external party. During the quarter ended March 31, 2009, the gas production and distribution business made net payments to MBL of $345,000 in relation to these swaps.

Other Transactions

On March 30, 2009, the gas production and distribution business had entered into licensing agreements with Utility Service Partners, Inc. and America’s Water Heater Rentals, LLC, both indirect subsidiaries of Macquarie Group Limited, to enable these entities to offer products and services to the gas production and distribution business customer base. No payments were made under these arrangements during the first quarter ended March 31, 2009.

On August 29, 2008, Macquarie Global Opportunities Partners completed the acquisition of the jet membership, retail charter and fuel management business units previously owned by Sentient Jet Holdings, LLC. The new company is called Sentient Flight Group (referred to hereafter as “Sentient”). Sentient is an existing customer of the Company’s airport services business. For the quarter ended March 31, 2009, the airport services business recorded $1.8 million in revenue from Sentient. As of March 31, 2009, the airport services business had a $72,000 receivable from Sentient, which is included in accounts receivable in the consolidated condensed balance sheets.

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

14. Income Taxes

The Company expects to incur a net operating loss for federal consolidated tax return purposes for the year ending December 31, 2009. The Company believes that it will be able to utilize the projected federal and certain state consolidated 2009 and prior year losses. Accordingly, the Company has not provided a valuation allowance against any deferred tax assets generated in 2009, except as noted below.

The Company and its subsidiaries file separate and combined state income tax returns. In calculating its consolidated projected effective state tax rate for 2009, the Company has taken into consideration an expected need to provide a valuation allowance for certain state income tax net operating loss carryforwards, the utilization of which is not assured beyond a reasonable doubt. In addition, the Company and its subsidiaries expect to incur certain expenses that will not be deductible in determining state taxable income. Accordingly, these expenses have also been excluded in projecting the Company’s effective state tax rate.

As discussed in Note 7, “Nonfinancial Assets Measured at Fair Value”, during the quarter ended March 31, 2009, the Company incurred a charge to earnings of approximately $50.1 million for the write down to implied value of certain fixed assets and intangibles. For purposes of determining its effective income tax rate for the quarter ended March 31, 2009, the Company does not consider the write down to implied fair value to be part of ordinary income. Of this amount, approximately $13.5 million is attributable to goodwill and represents a permanent book-tax difference. As a result, no tax benefit has been recognized for this charge.

Uncertain Tax Positions

At December 31, 2008, the Company and its subsidiaries had a reserve of approximately $313,000 for benefits taken during 2008 and prior tax periods attributable to tax positions for which the probability of recognition is not considered to be more likely than not. There was no material change in that reserve as of March 31, 2009.

15. Legal Proceedings and Contingencies

There are no material legal proceedings other than as disclosed in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on February 27, 2009.

16. Subsequent Events

Airport Services Business Credit Facility

On May 5, 2009, per the revised terms of the loan agreement, as described in Note 8, “Long-Term Debt”, the airport services business used approximately $8.8 million of excess cash flow generated in the first quarter of 2009 to prepay $8.0 million of the outstanding principal balance of the term loan and $789,000 in interest rate swap breakage fees.

MIC Inc. Revolving Credit Facility

On April 14, 2009, MIC Inc. elected to reduce the available principal on its revolving credit facility from $300.0 million to $97.0 million. See Note 8, “Long-Term Debt”, for further discussions.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

16. Subsequent Events  – (continued)

Discontinuance of Hedge Accounting

Effective February 25, 2009 for airport services business and April 1, 2009 for the other businesses, the Company elected to discontinue hedge accounting. As a result, the Company will reclassify into earnings the $117.3 million of net derivative losses included in accumulated other comprehensive loss based on expected future cash flows, over the remaining life of the existing interest rate swaps. The Company will also record all future movements in the fair value of these swaps directly through earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We own, operate and invest in a diversified group of infrastructure businesses that provide basic, everyday services, such as chilled water for building cooling and gas utility services to businesses and individuals primarily in the U.S. The businesses we own and operate are an airport services business, a bulk liquid storage terminal business, a gas production and distribution business, a district energy business and an airport parking business. These infrastructure businesses generally operate in sectors with limited competition and barriers to entry resulting from a variety of factors including high initial development and construction costs, the existence of long-term contracts or the requirement to obtain government approvals and lack of immediate cost-efficient alternatives to the services provided. Overall they tend to generate sustainable and growing long-term cash flows. We operate and finance our businesses in a manner that maximizes these cash flows.

We are dependent upon cash distributions from our businesses to meet our corporate overhead, to pay management fees and to pay distributions to shareholders, if any. Distributions received from our businesses, net of taxes, are available typically to meet management fees and corporate overhead expenses, then to address any capital structure needs and then to fund distribution payments to our shareholders. Base and performance management fees payable to our Manager are allocated among the Company and its operating company subsidiaries based on the Company’s internal allocation policy.

The Current Economic Environment and Its Effect on Our Businesses and Strategy

In the latter half of 2008 and continuing into 2009, our economy has seen major financial institutions and multinational corporations face liquidity shortfalls, seek government financial support and declare bankruptcy. These and other macroeconomic factors have resulted in decreased business activity levels generally and have adversely affected all of our businesses to some extent. Our bulk liquid storage, gas production and distribution and district energy businesses have proven, to date, largely resistant to the economic downturn, primarily due to the contracted or utility-like nature of their revenues combined with the essential services they provide.

Our airport services business’ results have been affected by lower overall economic activity and decreased use of general aviation jets. However, we believe the fundamental strength of our airport services business, based on the important role of general aviation in the air transportation industry, will be sustained over the long term.

The current economic climate and our inability to accurately forecast when these conditions will improve have led us to focus even more intently on managing our businesses, to prudently reduce costs and operating expenditures, to selectively reduce debt levels, to anticipate and mitigate potential refinancing risk and to conservatively approach growth expenditures. We have taken a number of steps to retain cash, reduce debt levels in our airport services business and manage all of our businesses through the current environment. These measures are discussed in more detail directly below and under the discussion regarding each business in “Results of Operations” and “Liquidity and Capital Resources.”

With the exception of our airport parking business, we believe that our active management of our businesses, along with the essential services nature of our businesses overall, will enable them to continue to operate and generate cash, if at somewhat reduced levels, until economic conditions improve.

Distributions

Our Board of Directors has decided to suspend payment of quarterly cash distributions to shareholders in order to reduce both holding company debt and operating company debt at certain businesses where the underlying fundamentals are strong. The suspension is likely to remain in effect until such time as the credit markets and consumer spending patterns regain a level of stability and predictability that enables us to confidently estimate long term cash flows and refinancing capability.

Airport Services Business

In our airport services business, we are aggressively managing operations, debt levels and liquidity positions in response to the current economic climate. We have implemented a number of measures that have successfully reduced operating expenses. The savings have partially offset the decline in volume and margins on fuel sales that we believe have resulted from lower utilization of general aviation aircraft. As of March 2009, we have reduced our ongoing operating costs to approximately $15.5 million per month, compared to $18.2 million per month in the first quarter of 2008, primarily through synergies realized in the integration of acquired sites and rationalization of staffing levels in response to the decline in general aviation activity. A substantial portion of the savings was realized at the end of the third quarter of 2008. This annualized savings are expected to be approximately $24.0 million.

On February 25, 2009, we amended our airport services business’ credit facility to reduce the principal amount due under that facility and provide us additional financial flexibility over the near and medium term. We used $50.0 million in cash on hand to pay down $44.6 million of the outstanding term loan debt under the facility and $5.2 million of interest rate swap breakage fees. Our airport services business also paid $1.2 million, primarily in advisory fees and other amendment costs in connection with the debt amendment. Additionally, under the amended terms, we will apply all excess cash flow from the business to prepay additional debt whenever the leverage ratio (debt to adjusted EBITDA) is equal to or greater than 6.0x to 1.0 for the trailing twelve months and will use 50% of excess cash flow to prepay debt whenever the leverage ratio is equal to or greater than 5.5x to 1.0 and less than 6.0x to 1.0. On May 5, 2009, per the revised terms of the loan agreement, we used approximately $8.8 million of excess cash flow generated by our airport services business in the first quarter of 2009 to prepay $8.0 million of the outstanding principal balance of the term loan and $789,000 in interest rate swap breakage fees.

Bulk Liquid Storage Business, Gas Production and Distribution Business and District Energy Business

The macroeconomic factors and market conditions discussed above have affected our bulk liquid storage business, our gas production and distribution business and our district energy business to a much lesser extent than our airport related businesses. Although affected by economic conditions both locally and globally, we believe these businesses are able to sustain cash flows throughout the business cycle. This is primarily a result of the contracted nature of the revenue streams of the businesses and the contractual or regulatory ability to pass through most cost variances to customers.

Non-Cash Impairment Charge

The decline in our stock price, particularly over the latter part of 2008 and continuing during the first quarter of 2009, has caused our book value to exceed our market capitalization. As a result, we have booked a non-cash impairment charge of $50.1 million and $253.5 million in the first quarter of 2009 and fourth quarter of 2008, respectively, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, or SFAS No. 142, and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, or SFAS No. 144.

During the first quarter of 2009, the airport services business reported $43.7 million of non-cash impairment charges, consisting of $20.4 million related to intangible assets, $18.0 million related to goodwill and $5.3 million related to property, equipment, land and leasehold improvements. In addition, a non-cash impairment charge of $6.4 million was reported at our airport parking business related to property, equipment, land and leasehold improvements.

In the fourth quarter of 2008, the airport services business reported $87.5 million of non-cash impairment charges, consisting of $52.0 million related to goodwill, $21.7 million related to intangible assets and $13.8 million related to property, equipment, land and leasehold improvements. The airport parking business reported $166.0 million of non-cash impairment charges consisting of $138.8 million related to goodwill, $19.1 million related to property, equipment, land and leasehold improvements and $8.1 million related to intangible assets.

See “Critical Accounting Estimates” and Notes to Consolidated Condensed Financial Statements included in this quarterly report on 10-Q for further discussions.

Acquisitions

During the first quarter of 2008, we acquired three fixed base operations, or FBOs. With these acquisitions, our airport services business owns and operates a network of 72 FBOs in the United States, the largest such network in the industry. In the third quarter of 2008, we acquired an off-airport parking facility at

Newark Liberty International Airport in New Jersey. Results of operations for acquisitions are included in our consolidated results from the respective dates of each acquisition.

Results of Operations

Key Factors Affecting Operating Results

•	non-cash impairment charges of $43.7 million at our airport services business, consisting of $20.4 million related to intangible assets, $18.0 million related to goodwill and $5.3 million related to property, equipment, land and leasehold improvements, and $6.4 million at our airport parking business, all relating to property, equipment, land and leasehold improvements; and
•	a decline in performance at our airport services business; partially offset by
•	an increase in our equity in the earnings of IMTT.

Our consolidated results of operations are as follows ($ in thousands):

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2009	2008	$	%
Revenue
Revenue from product sales	$89,192	$159,325	(70,133)	(44.0)
Revenue from product sales – utility	20,167	29,399	(9,232)	(31.4)
Service revenue	73,552	88,785	(15,233)	(17.2)
Financing and equipment lease income	1,192	1,194	(2)	(0.2)
Total revenue	184,103	278,703	(94,600)	(33.9)
Costs and expenses
Cost of product sales	49,267	108,517	59,250	54.6
Cost of product sales – utility	14,817	24,335	9,518	39.1
Cost of services	31,457	33,256	1,799	5.4
Gross profit	88,562	112,595	(24,033)	(21.3)
Selling, general and administrative	59,479	63,857	4,378	6.9
Fees to manager – related party	462	4,626	4,164	90.0
Goodwill impairment	18,000	—	(18,000)	NM
Depreciation	13,150	6,723	(6,427)	(95.6)
Amortization of intangibles	30,265	10,739	(19,526)	(181.8)
Total operating expenses	121,356	85,945	(35,411)	(41.2)
Operating (loss) income	(32,794)	26,650	(59,444)	NM
Other income (expense)
Interest income	74	473	(399)	(84.4)
Interest expense	(30,603)	(25,826)	(4,777)	(18.5)
Equity in earnings (losses) and amortization charges of investees	5,449	(2,089)	7,538	NM
Loss on derivative instruments	(32,225)	(305)	(31,920)	NM
Other income, net	1,581	192	1,389	NM
Net loss before income taxes and noncontrolling interests	(88,518)	(905)	(87,613)	NM
Benefit (provision) for income taxes	35,659	(1,364)	37,023	NM
Net loss before noncontrolling interests	(52,859)	(2,269)	(50,590)	NM
Net income (loss) attributable to noncontrolling interests	167	(279)	446	159.9
Net loss	$(53,026)	$(1,990)	(51,036)	NM

NM — Not meaningful

Gross Profit

The decrease in our consolidated gross profit was primarily due to a decline in performance at our airport services business.

Selling, General and Administrative Expenses

The decrease in our selling, general and administrative expenses was primarily a result of substantial cost reduction efforts, particularly at our airport services business.

Fees to Manager

Base fees paid to our Manager in 2009 decreased by $4.2 million due to our lower market capitalization.

Goodwill Impairment

In accordance with SFAS No. 142, we performed our impairment test at the reporting unit level during the first quarter of 2009. Goodwill is considered impaired when the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, as determined under a two-step approach. Based on the testing performed, we recognized goodwill impairment charge of $18.0 million at our airport services business.

Depreciation

The increase in depreciation was primarily due to a non-cash impairment charge of $5.3 million at our airport services business for the quarter ended March 31, 2009. Depreciation expense also increased as a result of capital expenditures by businesses that created higher asset balances.

Amortization of Intangibles

Amortization expense increased due to a non-cash impairment charge of $20.4 million for contractual arrangements at our airport services business for the quarter ended March 31, 2009.

Interest Expense and Loss on Derivative Instruments

Our airport services, gas production and distribution and district energy businesses each entered into LIBOR-based basis swaps during the quarter. These transactions lower the effective cash interest rate on these businesses’ debt for the twelve months through March 2010 and will reduce our cash interest expense by approximately $2.4 million on an annualized basis. These transactions also result in reclassification of a portion of accumulated other comprehensive loss in our consolidated condensed balance sheet related to derivatives to loss on derivative instruments in our consolidated condensed statement of operations.

Our airport services business paid down $44.6 million of debt during the quarter, and reduced the notional amount of interest rate swaps used to hedge the interest payments on that debt by a corresponding amount. This resulted in the payment of $5.2 million of breakage fees to the swap counterparties which were recorded as interest expense. This reduction also resulted in reclassification of $22.7 million of accumulated other comprehensive loss in our consolidated condensed balance sheet related to derivatives to loss on derivative instruments in our consolidated condensed statement of operations. Additionally, we discontinued hedge accounting at the airport services business as of February 25, 2009 and incurred $6.3 million of non-cash derivative loss in earnings due to the change in the fair value of these interest rate swaps. We expect to record interest rate swap breakage fees as our airport services business continues to pay down its debt, and we expect to reclassify accumulated non-cash derivative losses from accumulated other comprehensive loss into loss on derivative instruments on the consolidated condensed statement of operations.

Our district energy business novated part of its existing interest rate swap with their existing counterparty during the quarter, with no change in terms. This novation resulted in reclassification of a portion of accumulated other comprehensive loss in our consolidated condensed balance sheet related to derivatives to loss on derivative instruments in our consolidated condensed statement of operations.

The above transactions increased our non-cash loss on derivative instruments by $31.3 million and increased interest expense by $5.2 million during the quarter. The increase in interest expense was due solely to the breakage fees paid to the swap counterparties as discussed above, and was partially offset by lower interest paid on the reduced term loan balance.

Effective February 25, 2009 for the airport services business and April 1, 2009 for the other businesses, the Company elected to discontinue hedge accounting. As a result, the Company will reclassify into earnings the $117.3 million of net derivative losses included in accumulated other comprehensive loss based on expected future cash flows, over the remaining life of the existing interest rate swaps. The Company will also record all future movements in the fair value of these swaps directly through earnings.

Equity in Earnings (Losses) and Amortization Charges of Investees

Our equity in the earnings of IMTT increased due to improved operating results from that business and our share of the non-cash derivative-related gains of $1.7 million in 2009 compared with losses of $8.9 million in 2008.

Dividends received from IMTT are not recorded in earnings, but are recorded against our investment in the business in our consolidated condensed balance sheet and are shown as cash provided by operating activities in our consolidated condensed statement of cash flows for the portion up to our 50% share of IMTT’s positive earnings. Distributions when IMTT records a loss, or the amount of the distribution in excess of our share of its earnings, are reflected in our consolidated condensed cash flows from investing activities. In the first quarter of 2009, $5.4 million of the $7.0 million dividend received, with respect to the quarter ending December 31, 2008, was included in cash from operations, and the balance of $1.6 million was recorded as cash from investing activities. In the first quarter of 2008, the entire $7.0 million dividend was included in cash from investing activities. IMTT’s cash from operating activities with respect to the quarter ended March 31, 2009 has been retained to fund IMTT’s growth capital expenditure program, which is further discussed under “Liquidity and Capital Resources,” and which is expected to contribute significantly to IMTT’s gross profit and EBITDA progressively over the next fifteen months.

Income Taxes

For the 2008 year, we reported a consolidated net loss before income taxes, for which we recorded a deferred tax benefit, net of certain state net operating losses from our airport parking business and a portion of our impairment attributable to non-deductible goodwill.

For the year ending December 31, 2009, we expect to have consolidated taxable loss for federal and for certain state income tax purposes. We expect to utilize the projected federal and state tax losses, except as noted below, and any prior year losses.

In calculating our consolidated projected effective state tax rate for 2009, we have taken into consideration an expected need to provide a valuation allowance for certain state income tax net operating loss carryforwards, the utilization of which is not assured beyond a reasonable doubt. In addition, we expect to incur certain expenses that will not be deductible in determining state taxable income. Accordingly, these expenses have also been excluded in projecting our effective state tax rate.

In determining the effective tax rate for the quarter ended March 31, 2009, the Company excluded the write down to fair value of certain assets from ordinary income in determining its effective tax rate. Further, approximately $13.5 million of the write down is attributable to goodwill and is a permanent book-tax difference, for which no tax benefit has been recognized.

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

A reconciliation of net loss to EBITDA, on a consolidated basis, is provided below ($ in thousands):

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2009	2008	$	%
Net loss	$(53,026)	$(1,990)
Interest expense, net	30,529	25,353
(Benefit) provision for income taxes	(35,659)	1,364
Depreciation(1)	13,150	6,723
Depreciation – cost of services(1)	8,714	2,746
Amortization(2)	30,265	10,739
EBITDA	$(6,027)	$44,935	(50,962)	(113.4)

(1)	Depreciation — cost of services includes depreciation expense for our district energy business and airport parking business, which are reported in cost of services in our consolidated condensed statements of operations. Depreciation and Depreciation — cost of services do not include step-up depreciation expense of $1.7 million for each quarter in connection with our investment in IMTT, which is reported in equity in earnings (losses) and amortization charges of investees in our consolidated condensed statements of operations.
(2)	Amortization does not include step-up amortization expense of $283,000 for each quarter related to intangible assets in connection with our investment in IMTT, which is reported in equity in earnings (losses) and amortization charges of investees in our consolidated condensed statements of operations.

Net loss includes various non-cash items which have not been reversed in calculating EBITDA above. These non-cash items, which are described below, totalled ($ in thousands):

	Quarter Ended March 31,
	2009	2008
Non-cash expense items, net	$48,572	$9,165

Non-cash items include:

•	non-cash goodwill impairment charges of $18.0 million at our airport services business in the first quarter of 2009;
•	non-cash losses on derivative instruments $32.2 million in 2009 and $305,000 in 2008; and
•	our share of non-cash gains on derivatives recorded by IMTT for the first quarter of 2009, totalling $1.7 million, compared with non-cash losses on derivatives of $8.9 million in the first quarter of 2008. We record 50% of the non-cash losses in our equity in earnings (losses) and amortization charges of investee in our consolidated results.

Excluding the above non-cash items, EBITDA for 2009 would have decreased by approximately 21.4%.

Airport Services Business

The following section summarizes the consolidated financial performance of our airport services business for the three months ended March 31, 2009 and 2008.

Key Factors Affecting Operating Results

•	lower general aviation fuel volumes (23.2% decline over the 2008 comparable period) and lower weighted average general aviation fuel margins;
•	higher interest expense related to interest rate swap breakage fees associated with prepayment of debt and corresponding interest rate swap cancellations in February 2009;
•	lower compensation expense resulting from cost savings and decreased credit card fees stemming from lower jet fuel prices and decreased activity levels; and
•	non-cash impairment charges of $20.4 million related to intangible assets, $18.0 million related to goodwill and $5.3 million related to property, equipment, land and leasehold improvements.

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2009	2008
	$	$	$	%
	($ in Thousands) (Unaudited)
Revenue
Fuel revenue	68,117	136,366	(68,249)	(50.0)
Non-fuel revenue	49,064	62,584	(13,520)	(21.6)
Total revenue	117,181	198,950	(81,769)	(41.1)
Cost of revenue
Cost of revenue-fuel	37,467	91,882	54,415	59.2
Cost of revenue-non-fuel	4,703	11,800	7,097	60.1
Total cost of revenue	42,170	103,682	61,512	59.3
Fuel gross profit	30,650	44,484	(13,834)	(31.1)
Non-fuel gross profit	44,361	50,784	(6,423)	(12.6)
Gross profit	75,011	95,268	(20,257)	(21.3)
Selling, general and administrative expenses(1)	49,914	54,625	4,711	8.6
Goodwill impairment	18,000	—	(18,000)	NM
Depreciation and amortization	41,388	14,637	(26,751)	(182.8)
Operating (loss) income	(34,291)	26,006	(60,297)	NM
Interest expense, net	(20,231)	(15,838)	(4,393)	(27.7)
Other expense	(128)	(16)	(112)	NM
Unrealized losses on derivative instruments	(29,604)	(199)	(29,405)	NM
Benefit (provision) for income taxes	33,954	(4,011)	37,965	NM
Net (loss) income(2)	(50,300)	5,942	(56,242)	NM
Reconciliation of net (loss) income to EBITDA:
Net (loss) income(2)	(50,300)	5,942
Interest expense, net	20,231	15,838
(Benefit) provision for income taxes	(33,954)	4,011
Depreciation and amortization	41,388	14,637
EBITDA	(22,635)	40,428	(63,063)	(156.0)

NM — Not meaningful

(1)	Includes $2.4 million increase in bad debt expense and $1.2 million in debt advisory fees and other amendment costs paid in connection with the amendment to the debt agreement in February 2009.
(2)	Corporate allocation expense and the federal tax effect have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Results for 2008 include SevenBar FBOs from March 4, 2008 (acquisition date) to March 31, 2008. 2009 results include SevenBar FBOs for the three months ended March 31, 2009. Results for the two months ended February 28, 2009 have not been presented separately as they are immaterial.

Revenue and Gross Profit

The majority of the revenue and gross profit in our airport services business is generated through fueling general aviation aircraft at our 72 FBOs around the United States. This revenue is categorized according to who owns the fuel we use to service these aircrafts. If we own the fuel, we record our cost to purchase that fuel as cost of revenue – fuel. Our corresponding fuel revenue is our cost to purchase that fuel plus a margin. We generally pursue a strategy of maintaining, and where appropriate, increasing dollar-based margins thereby passing any increase in fuel prices to the customer. We also have into-plane arrangements whereby we fuel aircraft with fuel owned by another party. We collect a fee for this service that is recorded as non-fuel revenue. Cost of revenue – non-fuel includes our cost, if any, to provide these services. Other non-fuel revenue includes various services such as hangar rentals, de-icing and airport services.

Our revenue and gross profit are driven by fuel volume and the dollar-based margin per gallon. This applies to both fuel and into-plane revenue. Our customers will occasionally move from one category to the other. Therefore, we believe discussing our fuel and non-fuel revenue and gross profit and the related key metrics on a combined basis provides a more meaningful analysis of our airport services business.

Consistent with recent quarters, gross profit decreased, mainly due to lower general aviation volume and lower weighted average general aviation fuel margins. General aviation fuel volumes declined 23.2% as compared to the first quarter of 2008. Total average margins, including into-plane sales, decreased by 5.4%. The decline reflects, in part, an increase in the proportion of fuel sales to base tenants who typically have agreements to buy fuel at a discount compared with transient aircraft. Gross profit from other services (including hangar rentals, de-icing and miscellaneous services) decreased by 11% for the quarter, primarily due to lower hangar rent resulting from lower transient traffic. Excluding de-icing revenue, our average daily gross profit for the quarter ended March 31, 2009 was essentially flat versus the fourth quarter of 2008.

We attribute the volume decline primarily to a decrease in general aviation transient traffic due primarily to overall softer economic conditions. The slowing economy has contributed to a general decrease in corporate activity and reduction in business-related general aviation activity.

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses is due primarily to cost savings resulting from integration of recently acquired businesses and management’s actions to streamline our cost structure in response to the decline in gross profit resulting from the overall slowing economy. These cost savings were partially offset by a $2.4 million increase in the bad debt reserve due to deterioration of the accounts receivable aging and $1.2 million in debt advisory fees and other amendment costs incurred in connection with the amendment to the debt agreement in February 2009.

Goodwill Impairment

In accordance with SFAS No. 142, we performed an impairment test at the reporting unit level during the first quarter of 2009. Goodwill is considered impaired when the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, as determined under a two step approach. Based on the testing performed, we recognized a goodwill impairment charge of $18.0 million during the first quarter of 2009.

Depreciation and Amortization

The increase in depreciation and amortization expense was due to a non-cash impairment charge of $25.7 million, consisting of $20.4 million related to contractual arrangements and $5.3 million related to property, equipment, land and leasehold improvements during the first quarter of 2009.

Interest Expense and Unrealized Losses on Derivative Instruments

During the quarter, we paid down $44.6 million of our debt and reduced the notional amount of interest rate swaps used to hedge the interest payments on that debt by a corresponding amount. This resulted in the payment of $5.2 million of breakage fees to the swap counterparties which were recorded as interest expense. This reduction also resulted in reclassification of $22.7 million of accumulated other comprehensive loss in our consolidated condensed balance sheet related to derivatives to loss on derivative instruments in our consolidated condensed statement of operations.

Additionally, as of February 25, 2009, we discontinued hedge accounting. This resulted in $6.3 million non-cash derivative loss in earnings due to the change in fair value of these interest rate swaps. We expect to record interest rate swap breakage fees as we continue to pay down our debt, and we expect to reclassify accumulated non-cash derivative losses from accumulated other comprehensive loss into loss on derivative instruments on the consolidated condensed statement of operations. As of April 2009, we entered into a basis swap and we expect cash interest paid over the next twelve months to be further reduced by approximately $1.6 million on an annualized basis.

EBITDA

Excluding goodwill impairment charge and non-cash losses from derivative instruments, EBITDA would have decreased by 38.5% for the first quarter, driven by a decrease in gross profit partially offset by cost savings.

Bulk Liquid Storage Terminal Business

We account for our 50% interest in this business under the equity method. We recognized income of $5.4 million in our consolidated results for the quarter ended March 31, 2009. This includes our 50% share of IMTT’s net income for the quarter, offset by $1.2 million of additional depreciation and amortization expense

(net of taxes). For the quarter ended March 31, 2008, we recognized a loss of $2.1 million in our consolidated results. IMTT recorded a $17.7 million non-cash loss on derivatives in the first quarter of 2008 offsetting a strong increase in operating income.

Distributions from IMTT, to the degree classified as taxable dividends and not a return of capital for income tax purposes, qualify for the federal dividends received deduction. Therefore, 80% of the dividend is excluded in calculating our consolidated federal taxable income. Any distributions classified as a return of capital for income tax purposes will reduce our tax basis in IMTT. IMTT declared a dividend of $14.0 million in December 2008 with $7.0 million received by us in January 2009. IMTT’s cash from operating activities for the quarter ended March 31, 2009 has been retained to fund IMTT’s existing committed growth capital expenditures and is expected to contribute significantly to IMTT’s gross profit and EBITDA progressively over the next fifteen months. See “Liquidity and Capital Resources” for further discussion.

To enable meaningful analysis of IMTT’s performance across periods, IMTT’s overall performance is discussed below, rather than IMTT’s contribution to our consolidated results.

Key Factors Affecting Operating Results

•	terminal revenue and terminal gross profit increased principally due to:
•	increases in average tank rental rates; and
•	increases in revenue from the provision of storage and other services with the commencement of operations at a new storage facility at Geismar, LA.

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2009	2008
	$	$	$	%
	($ in Thousands) (Unaudited)
Revenue
Terminal revenue	83,810	74,224	9,586	12.9
Environmental response revenue	2,993	4,170	(1,177)	(28.2)
Total revenue	86,803	78,394	8,409	10.7
Costs and expenses
Terminal operating costs	38,449	38,542	93	0.2
Environmental response operating costs	3,800	3,729	(71)	(1.9)
Total operating costs	42,249	42,271	22	0.1
Terminal gross profit	45,361	35,682	9,679	27.1
Environmental response gross profit	(807)	441	(1,248)	NM
Gross profit	44,554	36,123	8,431	23.3
General and administrative expenses	5,984	6,830	846	12.4
Depreciation and amortization	12,824	10,334	(2,490)	(24.1)
Operating income	25,746	18,959	6,787	35.8
Interest expense, net	(7,061)	(4,719)	(2,342)	(49.6)
Other (loss) income	(158)	557	(715)	(128.4)
Unrealized gains (losses) on derivative instruments	3,306	(17,720)	21,026	118.7
(Provision) benefit for income taxes	(8,939)	956	(9,895)	NM
Noncontrolling interest	369	155	214	138.1
Net income (loss)	13,263	(1,812)	15,075	NM
Reconciliation of net income (loss) to EBITDA:
Net income (loss)	13,263	(1,812)
Interest expense, net	7,061	4,719
Provision (benefit) for income taxes	8,939	(956)
Depreciation and amortization	12,824	10,334
EBITDA	42,087	12,285	29,802	NM

NM — Not meaningful

Revenue and Gross Profit

The increase in terminal revenue primarily reflects growth in storage and other services revenues, partially offset by declines in throughput and heating revenues. Storage revenue grew as the average rental rates increased by 8.7% during the quarter. The increase in storage revenue also reflected a 2.9% increase in storage capacity rented to customers for the quarter, as the business completed certain expansion projects at its Bayonne, NJ and Louisiana facilities. The commencement of storage and related logistics services for our principal customer at the new Geismar, LA terminal contributed to an overall $7.6 million increase in other services revenues during the quarter and an expected level of gross profit and EBITDA. Throughput and heating revenues declined by $1.2 million and $2.5 million, respectively, reflecting lower activity levels at IMTT’s facilities and lower heating costs passed through to customers. Storage capacity utilization, defined as storage capacity rented divided by total capacity available, remained relatively constant at 94% during the quarter.

Terminal operating costs remained relatively stable during the quarter. Increases in operating costs primarily relating to health insurance claims and the commencement of operations at Geismar, LA were offset by a reduction in tank inspection and repairs outsourced to third parties and heating costs.

Revenue from environmental response services is generated from services provided to third parties and to IMTT. The decrease in gross profit from environmental response services primarily reflects an elimination in the consolidated results for the tank inspection and repair services provided to IMTT mentioned above. A decrease in spill response services also contributed to the decrease in environmental response gross profit.

General and Administrative Expenses

Decreased general and administrative costs resulted primarily from collection of receivables previously reserved under bad debt expense.

Depreciation and Amortization

Depreciation and amortization expense increased by $2.5 million as IMTT completed several major expansion projects.

Interest Expense, Net

Interest costs increased during the quarter primarily due to higher borrowings incurred to fund growth capital expenditures.

Unrealized Gains (Losses) on Derivative Instruments

IMTT adopted hedge accounting during the fourth quarter of 2008 which resulted in non-cash derivative gains in the current year, primarily due to a $2.8 million decrease in the interest rate swap liability on GO Zone bonds.

EBITDA

EBITDA for the quarter ended March 31, 2009 increased, primarily due to the increase in gross profit and the changes in unrealized gains (losses) on derivative instruments. Excluding unrealized gains and losses on derivative instruments, EBITDA for the quarter ended March 31, 2009 would have increased by 29.2%.

Gas Production and Distribution Business

Key Factors Affecting Operating Results

•	increased utility contribution margin, due principally to timing of fuel adjustment charges, partially offset by lower volume, primarily in the commercial sector; and
•	increased non-utility contribution margin, primarily due to lower cost of fuel compared to the same period in 2008, partially offset by lower prices.

Management presents and analyzes contribution margin for TGC because it believes that contribution margin, although a non-GAAP measure, is useful and meaningful to understanding the performance of TGC utility operations under its regulated rate structure and of its non-utility operations under a competitive pricing structure. Primarily feedstock costs are passed through to utility customers automatically, while non-utility pricing must be adjusted in a competitive environment to recover changes in feedstock costs.

Contribution margin should not be considered an alternative to revenue, operating income, or net income, which are determined in accordance with U.S. GAAP. We calculate contribution margin as revenue less direct costs of revenue other than production and transmission and distribution costs. Other companies may calculate contribution margin differently or may use different metrics and, therefore, the contribution margin presented for TGC is not necessarily comparable with metrics of other companies.

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2009	2008
	$	$	$	%
	($ in Thousands) (Unaudited)
Contribution margin
Revenue – utility	20,167	29,399	(9,232)	(31.4)
Cost of revenue – utility	12,285	21,724	9,439	43.4
Contribution margin – utility	7,882	7,675	207	2.7
Revenue – non-utility	21,075	22,959	(1,884)	(8.2)
Cost of revenue – non-utility	9,486	14,424	4,938	34.2
Contribution margin – non-utility	11,589	8,535	3,054	35.8
Total contribution margin	19,471	16,210	3,261	20.1
Production	1,236	1,217	(19)	(1.6)
Transmission and distribution	3,611	3,605	(6)	(0.2)
Selling, general and administrative expenses	4,934	4,413	(521)	(11.8)
Depreciation and amortization	1,690	1,668	(22)	(1.3)
Operating income	8,000	5,307	2,693	50.7
Interest expense, net	(2,294)	(2,311)	17	0.7
Other income	64	71	(7)	(9.9)
Unrealized losses on derivative instruments	(650)	(21)	(629)	NM
Provision for income taxes	(2,005)	(1,192)	(813)	(68.2)
Net income(1)	3,115	1,854	1,261	68.0
Reconciliation of net income to EBITDA:
Net income(1)	3,115	1,854
Interest expense, net	2,294	2,311
Provision for income taxes	2,005	1,192
Depreciation and amortization	1,690	1,668
EBITDA	9,104	7,025	2,079	29.6

NM — Not meaningful

(1)	Corporate allocation expense and the federal tax effect have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Contribution Margin and Operating Income

Utility contribution margin was higher, primarily due to the timing of pass through of fuel adjustment charges as compared to the first quarter of 2008. The increased contribution margin was partially offset by reduced gas sale volumes, primarily in the commercial sector.

Non-utility contribution margin increased due to lower product costs of LPG as compared to first quarter 2008, partially offset by price reductions to customers. The volume of gas products sold was comparable to the first quarter of last year.

Although first quarter 2009 results were favorable compared to 2008, we believe the Hawaii economy continues to face significant challenges as visitor arrivals are projected to remain lower than recent years and unemployment is at higher levels than in past several years. We believe that for 2009 and likely a portion of 2010, the business will continue to experience reduced sales of both utility and non-utility gas products which could have a negative impact on operating margins.

Selling, general and administrative costs were higher due to higher benefit costs, including pension expenses, and higher professional services costs, partially offset by lower bad debt expense as compared to the same period last year.

Full year 2009 pension expense is expected to be approximately $1.7 million compared with $798,000 in 2008. TGC’s pension asset value has been adversely affected by the stock market performance since September 2008. TGC made the required contribution of approximately $435,000 on April 14, 2009 for the first quarter 2009, which has been included in selling, general and administrative expenses, and TGC is continuing to monitor the pension asset base and consult with the Plan’s actuary to assure appropriate levels of funding. The Company believes that the $3.0 million of estimated contributions disclosed in our 2008 Form 10-K will be adequate to meet the 2009 funding requirements.

Interest Expense and Loss on Derivative Instruments

As discussed above in the consolidated results of operations, our gas production and distribution business entered into interest rate basis swaps during the quarter. The effect of this transaction was to increase unrealized losses on derivative instruments by $564,000. We expect cash interest paid over the next twelve months to be reduced by approximately $396,000 on an annualized basis as a result of the basis swap.

District Energy Business

Customers of our district energy business pay two charges to receive chilled water services: a fixed charge based on contracted capacity, and a variable charge based on the consumption of chilled water.

Cooling capacity revenue is based on the maximum amount of chilled water that we have contracted to make available to a customer at any point in time and is generated irrespective of the volume of chilled water used. Capacity charges are typically adjusted annually at a fixed rate or are indexed to the Consumer Price Index (CPI).

Cooling consumption revenue is a variable charge based on the volume of chilled water actually used during a billing period. Consumption revenue fluctuates seasonally with the demand for cooling, although cooling consumption revenue and the related direct costs vary within a relatively predictable range. Per ton consumption charges are generally linked to changes in a number of economic factors. The terms of our customer contracts provide for the pass through of increases or decreases in our electricity costs, the largest component of our direct expenses.

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

Key Factors Affecting Operating Results

•	annual inflation-linked increases in contract capacity rates, resulting in higher capacity revenue;
•	warmer average temperatures resulting in increased cooling consumption revenue and overall higher electricity costs due to higher ton-hour sales; and
•	decreased selling, general and administrative costs due to a customer reimbursement in 2009 for project development costs incurred in 2008, the change in the accrual method of audit fees and a reduction in legal expenses.

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2009	2008
	$	$	$	%
	($ in Thousands) (Unaudited)
Cooling capacity revenue	4,897	4,806	91	1.9
Cooling consumption revenue	2,228	1,768	460	26.0
Other revenue	756	732	24	3.3
Finance lease revenue	1,192	1,194	(2)	(0.2)
Total revenue	9,073	8,500	573	6.7
Direct expenses – electricity	1,604	1,176	(428)	(36.4)
Direct expenses – other(1)	4,764	4,703	(61)	(1.3)
Direct expenses – total	6,368	5,879	(489)	(8.3)
Gross profit	2,705	2,621	84	3.2
Selling, general and administrative expenses	638	992	354	35.7
Amortization of intangibles	337	341	4	1.2
Operating income	1,730	1,288	442	34.3
Interest expense, net	(2,564)	(2,544)	(20)	(0.8)
Other income	49	64	(15)	(23.4)
Unrealized losses on derivative instruments	(1,769)	(30)	(1,739)	NM
Benefit for income taxes	1,075	354	721	NM
Noncontrolling interest	(167)	(145)	(22)	(15.2)
Net loss(2)	(1,646)	(1,013)	(633)	(62.5)
Reconciliation of net loss to EBITDA:
Net loss(2)	(1,646)	(1,013)
Interest expense, net	2,564	2,544
Benefit for income taxes	(1,075)	(354)
Depreciation	1,463	1,476
Amortization of intangibles	337	341
EBITDA	1,643	2,994	(1,351)	(45.1)

NM — Not meaningful

(1)	Includes depreciation expense of $1.5 million each for the quarters ended March 31, 2009 and 2008.
(2)	Corporate allocation expense and the federal tax effect have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Gross Profit

Gross profit increased, primarily due to annual inflation-related increases of contract capacity rates in accordance with customer contract terms. Cooling consumption revenue and overall electricity costs increased due to higher ton-hour sales resulting from warmer average temperatures in 2009 compared with 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased, primarily due to a customer reimbursement in 2009 for project development costs incurred during 2008, a change in the accrual method of audit fees and a reduction in legal expenses.

Interest Expense and Unrealized Losses on Derivative Instruments

As discussed above in the consolidated results of operations, our district energy business novated part of its existing interest rate swap to their existing counterparty with no change in terms and entered into a basis swap during the quarter. The effect of the above transactions during the quarter was to increase unrealized losses on derivative instruments by $1.8 million. We expect cash interest paid over the next twelve months to be reduced by approximately $371,000 on an annualized basis as a result of the basis swap.

EBITDA

Excluding the unrealized non-cash losses from derivative instruments, EBITDA would have increased 12.8% for the quarter.

Airport Parking Business

Key Factors Affecting Operating Results

•	lower revenue due to reduced traffic volumes resulting from the U.S. economic downturn and continuing declines in airline enplanements, partially offset by revenue from one newly-acquired location;
•	excluding $6.4 million of non-cash impairment charge to property, equipment, land and leasehold improvements, direct expenses decreased due to cost savings initiated by the business and reduced fuel costs; and
•	lower selling, general and administrative costs due to expenses accrued in 2008 for a state sales tax settlement.

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2009	2008
	$	$	$	%
	($ in Thousands) (Unaudited)
Revenue	16,607	18,895	(2,288)	(12.1)
Direct expenses(1)	20,386	15,577	(4,809)	(30.9)
Gross (loss) profit	(3,779)	3,318	(7,097)	NM
Selling, general and administrative expenses	2,224	2,694	470	17.4
Amortization of intangibles	—	816	816	NM
Operating loss	(6,003)	(192)	(5,811)	NM
Interest expense, net	(4,017)	(3,887)	(130)	(3.3)
Other income	503	72	431	NM
Unrealized gains on derivative instruments	—	77	(77)	NM
Benefit for income taxes	4,073	1,501	2,572	171.4
Noncontrolling interest	—	424	(424)	NM
Net loss(2)	(5,444)	(2,005)	(3,439)	(171.5)
Reconciliation of net loss to EBITDA:
Net loss(2)	(5,444)	(2,005)
Interest expense, net	4,017	3,887
Benefit for income taxes	(4,073)	(1,501)
Depreciation(1)	7,251	1,270
Amortization of intangibles	—	816
EBITDA	1,751	2,467	(716)	(29.0)

NM — Not meaningful

(1)	Includes depreciation expense of $7.3 million and $1.3 million for the quarters ended March 31, 2009 and 2008, respectively. Depreciation expense for 2009 includes a non-cash impairment charge of $6.4 million.
(2)	Corporate allocation expense and other intercompany fees and the federal tax effect have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

	Quarter Ended March 31,		Change
	2009	2008		%
Operating Data:
Cars Out(1)	397,401	497,988	(100,587)	(20.2)
Average Parking Revenue Per Car Out:	$37.58	$36.24	$1.34	3.7
Average Overnight Occupancy(2)	15,759	21,835	(6,076)	(27.8)

(1)	Cars Out refers to the total number of customers exiting during the period.
(2)	Average Overnight Occupancy refers to aggregate average daily occupancy measured for all locations at the lowest point of the day and does not reflect turnover and intra-day activity.

Liquidity and Capital Resources

General

Our current principal cash requirements include normal operating expenses, debt service, maintenance capital expenditures and debt principal payments. Our primary means of meeting these requirements is from cash generated by operating activities, although we could borrow against existing credit facilities or issue additional LLC interests.

In the past, we have distributed substantially all of our excess cash to shareholders, other than cash retained for prudent reserves in either our operating companies or our holding company. However, the current business downturn and the dislocation in the capital markets has caused us to suspend our quarterly cash distributions and retain cash that historically we would have distributed to shareholders. The additional cash is expected to buffer the Company against continued deterioration in the credit markets in particular and may be used to pay down holding company debt or outstanding debt of existing businesses that we believe have long term value, particularly our airport services business.

As previously discussed, there is substantial doubt about our parking business’ ability to continue as a going concern and we have no intention of contributing any additional capital to this business. Creditors of this business do not have recourse to any assets of the Company or any assets of our other businesses, other than through approximately $9.0 million in guarantees primarily of interest swaps related to the primary debt facility as of May 7, 2009.

With the exception of our airport parking business, we believe that our businesses and holding company will have sufficient liquidity and capital resources with which to meet our future requirements, including our holding company and subsidiary debt obligations. We base our assessment of the sufficiency of our liquidity and capital resources on the following assumptions:

•	our businesses and investments overall generate, and will continue to generate, significant operating cash flow;
•	the ongoing maintenance capital expenditures associated with our businesses are modest and readily funded from their respective operating cash flow or available financing;
•	all significant short-term growth capital expenditures will be funded with cash on hand or from committed undrawn debt facilities; and
•	we will be able to refinance or extend the full principal amount of maturing debt on terms that can be supported by the performance and/or cash flows from the relevant businesses.

The section below discusses the sources and uses of cash on a consolidated basis and for each of our businesses and investments. All inter-company activities such as corporate allocation, capital contributions to our businesses and distributions from our businesses have been excluded from the tables below as these transactions are eliminated on consolidation. Prior period comparatives also have been updated to remove these inter-company activities.

Our sources of cash to meet these obligations are as follows:

•	cash generated from our operations (see “Operating Activities” below);
•	refinancing our current credit facilities on or before maturity (see “Financing Activities” below); and
•	cash available from our undrawn credit facilities (see “Financing Activities” below).

Analysis of Consolidated Historical Cash Flows

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2009	2008
($ in Thousands)	$	$	$	%
Cash provided by operating activities	16,859	14,097	2,762	19.6
Cash used in investing activities	(5,421)	(48,435)	43,014	88.8
Cash (used in) provided by financing activities	(42,329)	38,169	(80,498)	NM

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

The increase in consolidated cash provided by operating activities was due primarily to:

•	a $1.2 million decrease in working capital balances in 2009, compared to a $6.9 million increase in 2008, mostly related to our airport services business; and
•	an increase in our equity in the earnings of IMTT; partially offset by
•	lower consolidated operating performance due to the performance of our airport services and airport parking businesses, as discussed in “Results of Operations.”

Investing Activities

The decrease in consolidated cash used in investing activities was primarily due to:

•	the acquisition of SevenBar completed in the first quarter of 2008 compared with no acquisitions completed in the first quarter of 2009; and
•	lower capital expenditures, primarily at our airport services business; partially offset by
•	lower return on our investment in IMTT due to the increase in our equity in earnings from that business.

Distributions from IMTT are reflected in our consolidated cash provided by operating activities only up to our 50% share of IMTT’s positive earnings. Amounts in excess of this, and any distributions when IMTT records a net loss, are reflected in our consolidated cash from investing activities. In the first quarter of 2009, $5.4 million of the $7.0 million dividend received with respect to the quarter ending December 31, 2008 was included in cash from operations, and the balance of $1.6 million was recorded as cash from investing activities. In the first quarter of 2008, the entire $7.0 million dividend was included in cash from investing activities.

The primary driver of cash used in investing activities in our consolidated cash flows has been acquisitions of businesses in new and existing segments and the dispositions of our non-U.S. businesses. The other main driver has been capital expenditures. Maintenance capital expenditures are generally funded by cash from operating activities and growth capital expenditures are generally funded by drawing on our available credit facilities or by equity capital. We may fund maintenance capital expenditures from credit facilities or other sources of funding and growth capital expenditures from operating cash flows from time to time.

We expect that our growth capital expenditures will generally be yield accretive once the asset is placed in service. Acquisitions of businesses are generally funded on a long-term basis through raising additional equity capital and/or project-financing style credit facilities. We have drawn on our MIC Inc. revolving credit facility to temporarily fund some acquisitions. We anticipate repaying the current outstanding balance through cash provided by operating activities and refinancing prior to maturity. In the past, we have repaid this facility with proceeds from raising additional equity and/or obtaining long-term project-financing style facilities.

Financing Activities

The decrease in consolidated cash provided by financing activities was primarily due to:

•	debt draw downs in the first quarter of 2008, primarily against the MIC Inc. revolving credit facility compared with debt repayment in the first quarter of 2009 at our airport services business; partially offset by
•	the payment of a distribution to our MIC shareholders in 2008.

The primary drivers of cash provided by financing activities are dividend payments, debt financing of acquisitions and the subsequent refinancing of our businesses, debt prepayments and equity offerings. A smaller portion of cash provided by financing activities relates to principal payments on capital leases.

During the quarter ended March 31, 2009, our airport services, gas production and distribution and district energy businesses each entered into LIBOR-based interest rate basis swaps. These transactions will reduce the effective cash interest rate on these businesses’ debt for the twelve months through March 2010 and will reduce our cash interest expense by approximately $2.4 million as a result. Additionally, our airport services business paid down $44.6 million of debt during the quarter, and reduced the notional amount of interest rate swaps used to hedge the interest payments on that debt by a corresponding amount. This resulted in payment of breakage fees to the swap counterparties which were recorded as interest expense. See below for further discussions on the above transactions during the quarter to our businesses.

MIC Inc. Revolving Credit Facility

Effective April 14, 2009, MIC Inc. elected to reduce the available principal on the revolving credit facility from $300.0 million to $97.0 million, reducing ongoing commitment fees.

The financial covenant requirements under our MIC Inc. revolving credit facility, and the calculation of these measures at quarter end, were as follows:

•	Ratio of Debt to Consolidated Adjusted Cash from Operations < 5.6x (at March 31, 2009: 1.6x)
•	Ratio of Consolidated Adjusted Cash from Operations to Interest Expense > 2.0x (at March 31, 2009: 12.2x)
•	Minimum EBITDA (as defined in the facility) of > $100.0 million (at March 31, 2009: $188.1 million)

For a description of the material terms of the MIC Inc. revolving credit facility, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2008. As of March 31, 2009, MIC Inc. reclassified its revolving credit facility from long-term debt to current portion of long-term debt on the consolidated condensed balance sheet, due to its maturity on March 31, 2010. We believe that we will be able to pay down a portion of the outstanding balance from cash on hand and refinance or extend the facility for the remaining balance on terms that can be supported by the performance of and cash flows from the businesses.

Airport Services Business

	Quarter Ended March 31,
	2009	2008	Change Favorable/(Unfavorable)
($ in Thousands)	$	$	$	%
Cash provided by operating activities	11,717	19,846	(8,129)	(41.0)
Cash used in investing activities	(3,242)	(51,660)	48,418	93.7
Cash (used in) provided financing activities(1)	(42,701)	9,891	(52,593)	NM

NM — Not meaningful

(1)	During the first quarter of 2009, we provided our airport services business with a capital contribution of $50.0 million to pay down $44.6 million of debt and used the remainder of the capital contribution to pay interest rate swap breakage fees and expenses. In the first quarter of 2008, we provided our airport services business with $41.9 million of funding, which was used to pay for the acquisition of SevenBar FBOs (reflected above in cash used in investing activities) and to pre-fund integration costs.

In response to the slowing of the overall economy and the recent decline in general aviation activity, we have undertaken to reduce the indebtedness of our airport services business and provide for greater cushion with respect to debt covenants. In cooperation with our lenders, we amended the terms of the loan agreement of our airport services business. The amendment was executed on February 25, 2009. The revised terms are outlined in the “Liquidity and Capital Resources”, Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Operating Activities

Operating cash at our airport services business is generated from sales transactions paid primarily by credit cards. Some customers have extended payment terms and are billed accordingly. Cash used in operating activities is mainly for payments to vendors of fuel, aircraft services and professional services, as well as payroll costs and payments to tax jurisdictions. Cash provided by operating activities decreased mainly due to lower operating income, offset by reduced levels of working capital items, in each case, reflecting decreased general aviation activity.

Investing Activities

Cash used in investing activities relates primarily to our acquisitions and capital expenditures. Cash paid for our acquisition of SevenBar FBOs in the first quarter of 2008, net of cash acquired, was $41.5 million. We funded the acquisition with borrowings under our MIC Inc. revolving credit facility that the Company contributed to the business.

Maintenance expenditures are generally funded by cash from operating activities and growth capital expenditures are generally funded with draw downs on capital expenditure facilities.

Maintenance Capital Expenditure

Maintenance capital expenditures encompass repainting, replacing equipment as necessary and any ongoing environmental or required regulatory expenditure, such as installing safety equipment. These expenditures are funded from cash flow from operating activities.

Growth Capital Expenditure

Growth capital expenditures are incurred primarily in connection with lease extensions and only where we expect to receive an appropriate return relative to our cost of capital. Historically, these expenditures have included development of hangars, terminal buildings and ramp upgrades. We have funded these projects through our growth capital expenditure facilities.

The following table sets forth information about capital expenditures in our airport services business:

	Maintenance	Growth
Quarter ended March 31, 2008	$3.6 million	$6.6 million
Quarter ended March 31, 2009	$826,000	$2.4 million
2009 full year projected	$5.5 million	$6.4 million
Commitments at March 31, 2009	$68,000	$207,000

The decreased growth capital expenditures in 2009 primarily relates to the construction of a new hangar at the San Jose FBO and a ramp repair and extension at our Teterboro location that were completed in 2008. We expect growth capital expenditures to be approximately $1.7 million in 2010 and $2.9 million in 2011.

The decreases in maintenance capital expenditures are primarily due to the elimination of non-essential expenditures. We generally expect annual maintenance capital expenditures to average between $100,000 and $200,000 per location to provide necessary upgrades and refurbishment of our facilities as well as additions to and replacement of our ground support equipment fleet. We expect a lower maintenance capital expenditures spend in 2009 as lower general aviation activity levels cause a lower utilization of our FBO facilities.

Financing Activities

During the quarter, the Company provided the business with a capital contribution of $50.0 million. The business paid down $44.6 million of debt and used the remainder of the capital contribution to pay interest rate swap breakage fees and expenses.

In March 2009, our airport services business entered into an interest rate basis swap agreement with its existing swap counterparties. The basis swap will reduce the weighted average annual interest rate of the business’ primary debt facility by approximately 19.50 basis points for the next 12 months. The basis swap will reduce interest expense by approximately $1.6 million during that period.

On May 5, 2009, the airport services business used approximately $8.8 million of excess cash flow generated in the first quarter of 2009 to prepay $8.0 million of the outstanding principal balance of the term loan and $789,000 in interest rate swap breakage fees. Additionally, we expect to apply all excess cash flow from the business to prepay additional debt principal for the foreseeable future. If the current EBITDA level is maintained and we assume no improvement in working capital from the current levels, the business would remain in compliance with the leverage covenant in its debt facility through March 2013. The facility matures in October 2014 and we would expect to refinance prior to maturity the then outstanding debt, which would be materially lower as a result of the prepayments.

The financial covenant requirements under the airport services business’ debt and credit facilities, and the calculation of these measures at quarter end, were as follows:

•	Debt Service Coverage Ratio > 1.2x (at March 31, 2009: 2.0x)
•	Leverage Ratio < 8.25x (at March 31, 2009: 7.29x)

For a description of the material terms of the airport services business’ debt and credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2008. We have not had any material changes to these debt and credit facilities since February 27, 2009, our 10-K filing date.

Bulk Liquid Storage Terminal Business

The following analysis represents 100% of the cash flows of IMTT, which we believe is the most appropriate and meaningful approach to discussing the historical cash flow trends of IMTT, rather than just the composition of cash flows that are included in our consolidated cash flows. We account for our 50% ownership of this business using the equity method. When IMTT records a net loss, or pays distributions in excess of our share of its earnings, distributions we receive in excess of IMTT’s earnings are reflected in the consolidated cash flow used in investing activities. Through December 2008, we have received a quarterly dividend of $7.0 million since completing our investment in May 2006. As discussed in the “Results from Operations,” cash from operating activities with respect to the quarter ended March 31, 2009 has been retained to fund IMTT’s existing committed growth capital expenditures and is expected to contribute significantly to IMTT’s gross profit and EBITDA progressively over the next fifteen months.

	Quarter Ended March 31,
	2009	2008	Change (Favorable/Unfavorable)
($ in Thousands)	$	$	$	%
Cash provided by operating activities	28,653	24,806	3,847	15.5
Cash used in investing activities	(39,939)	(36,311)	(3,628)	(10.0)
Cash provided by financing activities	13,106	12,899	207	1.6

Operating Activities

Cash provided by operating activities at IMTT is generated primarily from storage rentals and ancillary services that are billed monthly and paid on various terms. Cash used in operating activities is mainly for payroll costs, maintenance and repair of fixed assets, utilities and professional services, interest payments and payments to tax jurisdictions. Cash provided by operating activities increased primarily due to higher gross profit partially offset by a decrease in deferred revenue receipts.

Investing Activities

Cash used in investing activities relates primarily to capital expenditures as discussed below. Capital expenditures decreased from $58.5 million in 2008 to $39.9 million in 2009 reflecting a reduction in growth capital expenditure as projects have been completed. However, capital expenditure in 2008 was offset by $22.1 million of proceeds received from the sale of Gulf Opportunity Zone (“GO Zone”) bond investments that were held in escrow during 2008 which did not reoccur in 2009. As a result, there was an overall increase in cash used in investing activities in 2009.

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

During the quarter ended March 31, 2009, IMTT spent $8.3 million on maintenance capital expenditures, including $7.9 million principally in relation to tank refurbishments and repairs to docks and other infrastructure and $425,000 on environmental capital expenditures, principally in relation to improvements in containment measures and remediation.

In 2009, IMTT expects to spend a total of approximately $65.0 million to $67.0 million on maintenance capital expenditures. IMTT anticipates that maintenance capital expenditures will remain at elevated levels through 2012 before moderating somewhat in 2013.

Growth Capital Expenditure

During the quarter ended March 31, 2009, IMTT spent $26.4 million on specific growth projects, including $6.4 million in relation to the final elements of construction of the new bulk liquid chemical storage facility at Geismar, LA, $10.3 million principally for the on-going construction of new storage tanks at its other three sites in Louisiana, and $8.4 million for on-going tank construction and refurbishment as well as improved infrastructure at its Bayonne, NJ facility. The balance of the expenditure on specific expansion projects related to a number of smaller projects to improve the capabilities of IMTT’s facilities. Since our investment in IMTT in May 2006, the business has undertaken or committed to a total of $509.6 million in expansion projects and acquired the Joliet, IL facility for $18.5 million. Capital projects completed across the terminals, including the acquisition of the Joliet, IL facility, through March 31, 2009 added and/or refurbished approximately 5.0 million barrels of storage capacity and contribute $39.9 million to gross profit and EBITDA on an annualized basis.

IMTT currently has ongoing growth projects for the construction of 2.1 million barrels of new storage capacity and associated infrastructure at St. Rose, LA, which are expected to be put into service in late 2009 through the second quarter of 2010, and the construction/conversion of 1.0 million barrels of new capacity and associated infrastructure at Bayonne, NJ, which are expected to be put into service in the second and fourth quarters of 2009. Other smaller growth projects are also being pursued. On a combined basis, the projects under construction are expected to have a total cost of $173.5 million and are expected to contribute approximately $25.2 million to gross profit and EBITDA on an annualized basis. Of the total cost of IMTT’s current growth projects, $93.4 million remained to be spent as at March 31, 2009. Contracts with a term of between 4 and 10 years have been signed with customers for substantially all of the tanks being constructed/converted in LA and NJ. IMTT continues to review numerous additional attractive growth opportunities.

It is anticipated that the existing growth capital expenditure commitments and new growth opportunities will be funded from a combination of IMTT’s cash flow from operating activities, existing debt facilities and additional external fund raising in the form of debt or equity.

Financing Activities

Cash flows from financing activities for the quarter was effectively unchanged and principally reflects debt draw downs used to fund growth capital expenditure.

The financial covenant requirements under IMTT’s debt and credit facilities, and the calculation of these measures at quarter end, were as follows:

USD Revolving Credit Facility	CAD Revolving Credit Facility
Debt to EBITDA Ratio: Max 4.75x	Debt to EBITDA Ratio: Max 4.75x
(at March 31, 2009: 3.60x)	(at March 31, 2009: 3.60x)
EBITDA to Interest Ratio: Min 3.00x	EBITDA to Interest Ratio: Min 3.00x
(at March 31, 2009: 8.38x)	(at March 31, 2009: 8.38x)

For a description of the material terms of IMTT’s debt and credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2008. We have not had any material changes to these debt and credit facilities since February 27, 2009, our 10-K filing date.

Gas Production and Distribution Business

	Quarter Ended March 31,
	2009	2008	Change Favorable/(Unfavorable)
($ in Thousands)	$	$	$	%
Cash provided by operating activities	6,234	811	5,423	NM
Cash used in investing activities	(1,908)	(1,617)	(291)	(18.0)
Cash provided by financing activities	—	3,250	(3,250)	(100.0)

NM — Not meaningful

Operating Activities

The main drivers for cash provided by operating activities are customer receipts and amounts withdrawn from a restricted cash escrow account, offset by timing of payments for fuel, materials, pipeline repairs, vendor services and supplies, payroll and benefit costs, revenue-based taxes and payment of administrative costs. Our customers are generally billed monthly and make payments on account. Our vendors and suppliers generally bill us when services are rendered or when products are shipped. The increase from 2008 to 2009 was primarily due to:

•	improved operating results;
•	increases in inventory value through the first quarter of 2008, primarily relating to increasing fuel prices, compared with relatively stable fuel prices in the first quarter of 2009; partially offset by a decrease in accrued taxes as compared to the first quarter of 2008.

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

The following table sets forth information about capital expenditures in our gas production and distribution business:

	Maintenance	Growth
Quarter ended March 31, 2008	$900,000	$854,000
Quarter ended March 31, 2009	$668,000	$1.2 million
2009 full year projected	$4.4 million	$3.5 million
Commitments at March 31, 2009	$50,000	$98,000

We expect to fund approximately 60% of our total 2009 capital expenditures with available debt facilities. 2009 capital expenditures are expected to be lower than previous years due to deferral of several large projects until the economic outlook improves.

Financing Activities

The main drivers for cash from financing activities are debt financings for capital expenditures and the repayment of outstanding debt facilities. The change from 2008 to 2009 was due primarily to the timing of borrowings to fund capital expenditures.

In February 2009, the gas production and distribution business entered into an interest rate basis swap agreement with its existing swap counterparties. The basis swap will reduce the weighted average annual interest rate on the business’ primary debt facility by approximately 24.75 basis points for the next 12 months. The basis swap will reduce interest expense by approximately $396,000 on an annualized basis during that period.

The financial covenants triggering distribution lock-up under the gas production and distribution business’ debt and credit facilities are as follows:

•	12 mo. look-forward and 12 mo. look-backward adjusted EBITDA/interest < 3.5x. (at March 31, 2009: 8.95x)

The terms and conditions for the debt facilities include events of default, covenants, representations and warranties that are generally customary for facilities of this type. The facility also requires mandatory repayment if we or another entity managed by the Macquarie Group fails to either own 75% of the respective borrowers or control the management and policies of the respective borrowers. The Hawaii Public Utilities Commission, or HPUC, in approving the purchase by us, requires that consolidated debt to total capital for HGC Holdings, LLC, not exceed 65%. The ratio was 61% at March 31, 2009.

TGC also has an uncommitted unsecured short-term borrowing facility of $7.5 million. This credit line is being used for working capital needs; no amounts were outstanding as of March 31, 2009.

For a description of the material terms of the gas production and distribution business’ debt and credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K for the

fiscal year ended December 31, 2008. We have not had any material changes to these debt and credit facilities since February 27, 2009, our 10-K filing date.

District Energy Business

	Quarter Ended March 31,
	2009	2008	Change Favorable/(Unfavorable)
($ in Thousands)	$	$	$	%
Cash provided by operating activities	1,841	2,841	(1,000)	(35.2)
Cash used in investing activities	(1,619)	(1,516)	(103)	(6.8)
Cash provided by (used in) financing activities	852	(186)	1,038	NM

NM — Not meaningful

Operating Activities

Cash provided by operating activities is primarily driven by customer receipts for services provided and for leased equipment, the timing of payments for electricity and vendor services or supplies and the payment of payroll and benefit costs. The decline in cash provided by operating activities was primarily due to increases in accounts payable in 2008, relating to timing of increased spending on pre-season maintenance, which more than offset increased operating performance.

Investing Activities

Cash used in investing activities mainly comprises capital expenditures, which are generally funded by drawing on available credit facilities. Cash used in investing activities in 2008 and 2009 funded growth capital expenditures for new customer connections and plant expansion.

Maintenance Capital Expenditure

We expect to spend up to $1.0 million per year on capital expenditures relating to the replacement of parts, system reliability, customer service improvements and minor system modifications. Maintenance capital expenditures through 2012 will be funded from available debt facilities.

Growth Capital Expenditure

The following table summarizes growth capital expenditures committed by our district energy business as well as the gross profit and EBITDA expected to be generated by those expenditures. Of the $28.0 million total expected to be spent over a number of years, approximately $15.8 million, or 56%, has been spent as of March 31, 2009.

	Capital Expenditure Cost ($ Millions)	Gross Profit/ EBITDA ($ Millions)	Expected Date
Chicago Plant and Distribution System Expansion	7.7
New Chicago Customer Connections and Minor System Modifications	6.6
	14.3	4.9	2007 – 2011
Chicago Plant Renovation and Expansion	11.0	1.3	2010 – 2011
Las Vegas System Expansion	2.7	0.3	2010
Total	28.0	6.5

New customers will typically reimburse us for a substantial portion of expenditures related to connecting them to our system, thereby reducing the impact of this element of capital expenditure. In addition, new customers generally have up to two years after their initial service date to increase capacity up to their final contracted tons which may defer a small portion of the expected gross profit and EBITDA. We anticipate that the expanded capacity sold to new or existing customers will be under contract or subject to letters of intent prior to us committing to the capital expenditure. As of April 20, 2009, we have signed contracts with eleven new customers representing approximately 81% of expected additional gross profit and EBITDA relating to the Chicago projects in the table above. During the quarter ended March 31, 2009, one new customer with whom we had a signed contract informed us of the cancellation of their building development due to the inability to obtain project financing. No capital expenditure for interconnection was spent and we believe that we will be able to sell the load to potential new customers.

Our agreement with customers of our Las Vegas operations requires us to provide services to additional buildings being constructed on the property as long as the service requirements do not cause the plant to exceed its capabilities.

We expect to fund the capital expenditures for system expansion and interconnection by drawing on available debt facilities.

The following table sets forth information about capital expenditures in our district energy business:

	Maintenance	Growth
Quarter ended March 31, 2008	$141,000	$1.4 million
Quarter ended March 31, 2009	$127,000	$1.5 million
2009 full year projected	$1.0 million	$14.8 million
Commitments at March 31, 2009	—	$2.2 million

Financing Activities

Cash provided by (used in) financing activities is primarily driven by draws on revolving credit facilities and refinancings. The change from 2008 to 2009 was primarily due to $1.0 million of draws from our revolver facility in 2009 to finance growth capital expenditures.

In March 2009, our district energy business entered into an interest rate basis swap agreement with its existing debt and swap counterparties. The basis swap will reduce the weighted average annual interest rate on the business’ primary debt facility by approximately 24.75 basis points for the next 12 months. The basis swap will reduce interest expense by approximately $371,000 on an annualized basis during that period.

Distributions are permitted if the following conditions are met:

•	Backward Interest Coverage Ratio > 1.5x (at March 31, 2009: 2.8x)
•	Leverage Ratio (funds from operations less interest expense to net debt) for the previous 12 months equal to or greater than 5.5% in years 1 and 2 and thereafter equal to or greater than 6.0% (at March 31, 2009: 12.2%)

For a description of the material terms of the district energy business’ debt and credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2008. We have not had any material changes to these debt and credit facilities since February 27, 2009, our 10-K filing date.

Airport Parking Business

	Quarter Ended March 31,
	2009	2008	Change Favorable/(Unfavorable)
($ in Thousands)	$	$	$	%
Cash used in operating activities	(1,252)	(359)	(893)	NM
Cash used in investing activities	(203)	(238)	35	14.7
Cash provided by (used in) financing activities	2,121	(417)	2,538	NM

NM — Not meaningful

Operating Activities

Cash used in operating activities is primarily driven by customer receipts, timing of payments for rent, repairs and maintenance, fuel for shuttle buses, and payroll and benefits.

The results of operations and financial condition of our airport parking business have suffered in the wake of continuing declines in commercial enplanements and reduced consumer spending. Our airport parking business has $201.3 million of total debt due on or before September 2009, secured by the assets and other collateral of this business. Creditors of this business do not have recourse to any assets of the Company or any assets of our other businesses, other than through approximately $9.0 million in guarantees and interest rate swap liabilities as of May 7, 2009.

The airport parking business does not have sufficient liquidity or capital resources to pay its maturing debt obligations and, based on current results and market conditions, we do not expect that the airport parking business will be able to refinance its debt as it matures. We have notified the lenders to this business that we have no intention of contributing any further capital to this business other than potentially obligations that we have guaranteed. The business is in default on its minimum liquidity covenant and may not be in compliance with its other financial covenants. It is precluded from making payments to the Company due to non-compliance under the restricted payment test. As a result, there is substantial doubt regarding the business’ ability to continue as a going concern. We are in discussion with lenders and are pursuing strategic alternatives for this business including asset sales, restructuring plans or filing for protection under bankruptcy laws.

In the first quarter of 2009 the airport parking business used $1.3 million of cash to fund operating activities. At March 31, 2009 the business had $2.6 million in cash on hand.

Investing Activities

Cash used in investing activities is primarily driven by maintenance capital expenditures which include fleet replacements, site repairs and IT equipment. In the first quarter of 2008, we spent $676,000 on maintenance capital expenditures, of which $439,000 was funded through the proceeds of the sale of land. In 2009, we spent $203,000. We reduced our 2008 and 2009 full year capital expenditures by deferring non-essential items in light of declining operating results and our negative outlook for commercial enplanements. A fleet maintenance program was initiated in 2008 in an effort to extend the useful life of our bus fleet. A higher level of expenditures consistent with historical amounts would likely need to be incurred beginning in 2010 and beyond to maintain the long term performance of the business.

The following table sets forth information about capital expenditures in our airport parking business:

	Maintenance	Growth
Quarter ended March 31, 2008	$676,000	—
Quarter ended March 31, 2009	$203,000	—
2009 full year projected	$750,000	—
Commitments at March 31, 2009	—	—

Financing Activities

Cash provided by financing activities is comprised primarily of the release of $2.5 million of previously restricted cash. The cash had been restricted by our lenders in support of the liquidity covenant under our primary debt facility but, in consultation with our lenders, we have released the cash to be used to fund the business’ ongoing operations.

On January 1, 2009, $4.3 million of outstanding debt matured. On April 3, 2009 we signed a forbearance agreement which extends the repayment of this facility to September 1, 2009. An additional $2.1 million of outstanding debt also matured on May 1, 2009. We have requested a forbearance agreement on this debt and we are currently in discussions with the lenders. A $195.0 million credit facility matures on September 9, 2009 and it is highly unlikely that we will be able to refinance or repay this indebtedness at or prior to its maturity and we have classified all of this debt as current. In addition, the business is currently in default under the minimum liquidity covenant in this facility and may not be in compliance with its other financial covenants. It is precluded from making payments to the Company due to non-compliance under the restricted payment test. We are in discussions with our lenders regarding possible solutions, but the business may be required to seek bankruptcy protection.

For a description of the material terms of the airport parking business’ debt and credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. We have not had any material changes to these debt and credit facilities since February 27, 2009, our 10-K filing date.

Commitments and Contingencies

At March 31, 2009, there were no material changes in our future commitments and contingencies from December 31, 2008, except for the reclassification of the MIC Inc. revolving credit facility and the mandatory prepayment we expect to make under the cash sweep terms of the airport services business’ credit facility from long-term debt to current portion of long-term debt in our consolidated condensed balance sheet. The current portion of long-term debt at March 31, 2009 is comprised of $201.3 million for the airport parking business, $66.4 million for MIC Inc. and $44.4 million for the airport services business.

On February 25, 2009, we amended our airport services business’ credit facility to reduce the principal amount due under that facility and provide us additional financial flexibility over the near and medium term. Under the amended terms, we will apply all excess cash flow from the business to the prepayment of debt principal for the foreseeable future. Actual prepayment amounts in the periods beginning March 31, 2010 through the maturity of the facility will depend on the performance of the business and therefore the business is not able to accurately estimate future prepayments at this time. On May 5, 2009, the airport services business used approximately $8.8 million of excess cash flow generated in the first quarter of 2009 to prepay $8.0 million of the outstanding principal balance of the term loan and $789,000 in interest rate swap breakage fees.

See Note 8, “Long-Term Debt”, to our consolidated condensed financial statements in Part I, Item of this Form 10-Q for further discussions.

At March 31, 2009, we did not have any outstanding material purchase obligations. For a discussion of our other future obligations, due by period, under the various contractual obligations, off-balance sheet arrangements and commitments, please see “Liquidity and Capital Resources — Commitments and Contingencies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on February 27, 2009. We have not had any material changes to our commitments except as discussed above.

In addition, at March 31, 2009, we did not have any material reserves for contingencies. We have other contingencies, including pending threatened legal and administrative proceedings that are not reflected at this time as they are not ascertainable.

Our sources of cash to meet these obligations are as follows:

•	cash generated from our operations (see “Operating Activities” in the “Liquidity and Capital Resources”);
•	refinancing our current credit facilities on or before maturity (see “Financing Activities” in the “Liquidity and Capital Resources”); and
•	cash available from our undrawn credit facilities (see “Financing Activities” in the “Liquidity and Capital Resources”).

Critical Accounting Estimates

For critical accounting estimates, see “Critical Accounting Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Our critical accounting estimates have not changed materially from the description contained in that Annual Report.

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

We test for goodwill and indefinite-lived intangible assets when there is an indicator of impairment. Impairments of goodwill, property, equipment, land and leasehold improvements and intangible assets during 2009 and 2008 relating to our airport services business and airport parking business, respectively, are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations —  Results of Operations” in Part I, Item 2 of this quarterly report on Form 10-Q.

New Accounting Pronouncements

See Note 3, “New Accounting Pronouncements”, to our consolidated condensed financial statements in Part I, Item I of this Form 10-Q for details on new accounting pronouncements which is incorporated herein by reference.

Other Matters

The discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated condensed financial statements and the notes to those statements included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify such forward-looking statements. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Unless required by law, we can undertake no obligation to update forward-looking statements. Readers should also carefully review the risk factors set forth in other reports and documents filed from time to time with the SEC.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Our exposure to market risk has not changed materially since February 27, 2009, our 10-K filing date.

Item 4. Controls and Procedures

Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009. There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

None, other than as previously disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31 2008, filed with the SEC on February 27, 2009.

Item 1A. Risk Factors

See Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31 2008, filed with the SEC on February 27, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

On January 1, 2009, $4.3 million of outstanding debt in our airport parking business matured. On April 3, 2009 we signed a forbearance agreement which extends the repayment of this facility to September 1, 2009. An additional $2.1 million of outstanding debt in our airport parking business also matured on May 1, 2009. We have requested a forbearance agreement on this debt and we are currently in discussions with the lenders. A $195.0 million credit facility in our airport parking business matures on September 9, 2009 and it is highly unlikely that we will be able to refinance or repay this indebtedness at or prior to its maturity and we have classified all of this debt as current. In addition, the business is currently in default under the minimum liquidity covenant in this facility and may not be in compliance with its other financial covenants. It is precluded from making payments to the Company due to non-compliance under the restricted payment test. We are in discussions with our lenders regarding possible solutions, but the business may be required to seek bankruptcy protection.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

An exhibit index has been filed as part of this Report on page E-1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACQUARIE INFRASTRUCTURE COMPANY LLC
Dated: May 7, 2009	By: /s/ Peter Stokes Name: Peter Stokes Title: Chief Executive Officer
Dated: May 7, 2009	By: /s/ Todd Weintraub Name: Todd Weintraub Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith.

E-1