Form 10-Q
period 2009-06-30
Macquarie Infrastructure CO LLC
filed 2009-08-06
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to ____________.

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

There were 44,962,809 limited liability company interests without par value outstanding at August 5, 2009.

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

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED BALANCE SHEETS
($ In Thousands, Except Share Data)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,052	$68,231
Restricted cash	1,972	1,063
Accounts receivable, less allowance for doubtful accounts of $4,229 and $2,230, respectively	55,170	62,240
Dividends receivable	—	7,000
Other receivables	22	132
Inventories	14,370	15,968
Prepaid expenses	6,720	9,156
Deferred income taxes	3,774	3,774
Land – available for sale	11,931	11,931
Income tax receivable	—	489
Other	11,035	13,440
Total current assets	143,046	193,424
Property, equipment, land and leasehold improvements, net	653,448	673,981
Restricted cash	16,016	19,939
Equipment lease receivables	34,754	36,127
Investment in unconsolidated business	200,408	184,930
Goodwill	516,182	586,249
Intangible assets, net	769,176	812,184
Deferred financing costs, net of accumulated amortization	19,987	23,383
Other	4,345	4,033
Total assets	$2,357,362	$2,534,250

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED BALANCE SHEETS – (continued)
($ In Thousands, Except Share Data)

	June 30, 2009	December 31, 2008
	(Unaudited)
LIABILITIES AND MEMBERS'/STOCKHOLDERS' EQUITY
Current liabilities:
Due to manager – related party	$879	$3,521
Accounts payable	44,895	47,886
Accrued expenses	27,460	29,448
Current portion of notes payable and capital leases	5,949	2,724
Current portion of long-term debt	312,476	201,344
Fair value of derivative instruments	49,817	51,441
Customer deposits	5,671	5,457
Other	9,680	10,785
Total current liabilities	456,827	352,606
Notes payable and capital leases, net of current portion	2,041	2,274
Long-term debt, net of current portion	1,156,461	1,327,800
Deferred income taxes	46,545	65,042
Fair value of derivative instruments	60,226	105,970
Other	47,561	46,297
Total liabilities	1,769,661	1,899,989
Commitments and Contingencies	—	—
Members’/stockholders' equity:
LLC interests, no par value; 500,000,000 authorized; 44,962,809 LLC interests issued and outstanding at June 30, 2009 and 44,948,694 LLC interests issued and outstanding at December 31, 2008	957,406	956,956
Accumulated other comprehensive loss	(61,029)	(97,190)
Accumulated deficit	(312,912)	(230,928)
Total members’/stockholders' equity	583,465	628,838
Noncontrolling interests	4,236	5,423
Total equity	587,701	634,261
Total liabilities and equity	$2,357,362	$2,534,250

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
($ In Thousands, Except Share and per Share Data)

	Quarter Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenue
Revenue from product sales	$89,430	$166,834	$178,622	$326,159
Revenue from product sales – utility	21,414	31,858	41,581	61,257
Service revenue	68,798	86,672	142,350	175,457
Financing and equipment lease income	1,205	1,179	2,397	2,373
Total revenue	180,847	286,543	364,950	565,246
Costs and expenses
Cost of product sales	50,008	119,501	99,275	228,018
Cost of product sales – utility	15,793	26,679	30,610	51,014
Cost of services	24,682	32,289	56,139	65,545
Selling, general and administrative	53,207	61,645	112,686	125,502
Fees to manager-related party	851	4,509	1,313	9,135
Goodwill impairment	53,200	—	71,200	—
Depreciation	9,270	6,315	22,420	13,038
Amortization of intangibles	12,532	10,904	42,797	21,643
Total operating expenses	219,543	261,842	436,440	513,895
Operating (loss) income	(38,696)	24,701	(71,490)	51,351
Other income (expense)
Interest income	34	297	108	770
Interest expense	(26,619)	(25,676)	(57,222)	(51,502)
Equity in earnings and amortization charges of investees	10,028	8,641	15,477	6,552
Gain (loss) on derivative instruments	19,724	(581)	(12,501)	(886)
Other (expense) income, net	(157)	463	1,424	655
Net (loss) income before income taxes and noncontrolling interests	(35,686)	7,845	(124,204)	6,940
Benefit (provision) for income taxes	5,689	364	41,348	(1,000)
Net (loss) income before noncontrolling interests	(29,997)	8,209	(82,856)	5,940
Net loss attributable to noncontrolling interest	(1,039)	(129)	(872)	(408)
Net (loss) income	$(28,958)	$8,338	$(81,984)	$6,348
Basic (loss) earnings per share:	$(0.64)	$0.19	$(1.82)	$0.14
Weighted average number of shares outstanding: basic	44,951,176	44,941,440	44,949,942	44,939,910
Diluted (loss) earnings per share:	$(0.64)	$0.19	$(1.82)	$0.14
Weighted average number of shares outstanding: diluted	44,951,176	44,954,123	44,949,942	44,951,408
Cash distributions declared per share	$—	$0.645	$—	$1.280

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
($ In Thousands)

	Six Months Ended
	June 30, 2009	June 30, 2008
Operating activities
Net (loss) income before noncontrolling interests	$(82,856)	$5,940
Adjustments to reconcile net (loss) income before noncontrolling interests to net cash provided by operating activities:
Non-cash goodwill impairment	71,200	—
Depreciation and amortization of property and equipment	33,498	18,549
Amortization of intangible assets	42,797	21,643
Equity in earnings and amortization charges of investees	(15,477)	(6,552)
Equity distributions from investees	7,000	6,552
Amortization of debt financing costs	3,396	3,350
Non-cash derivative loss, net of non-cash interest expense	12,501	1,045
Base management fees to be settled in LLC interests	851	—
Equipment lease receivable, net	1,176	1,113
Deferred rent	852	1,071
Deferred taxes	(42,092)	(278)
Other non-cash (income) expenses, net	(245)	587
Changes in other assets and liabilities, net of acquisitions:
Restricted cash	(277)	(266)
Accounts receivable	7,069	(9,661)
Inventories	1,598	(3,222)
Prepaid expenses and other current assets	5,865	3,320
Due to manager-related party	(3,493)	(1,161)
Accounts payable and accrued expenses	(5,121)	7,057
Income taxes payable	98	(850)
Other, net	(1,487)	353
Net cash provided by operating activities	36,853	48,590
Investing activities
Acquisitions of businesses and investments, net of cash acquired	—	(41,914)
Purchases of property and equipment	(12,176)	(39,975)
Return of investment in unconsolidated business	—	7,447
Other	92	229
Net cash used in investing activities	(12,084)	(74,213)

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS – (continued)
(Unaudited)
($ In Thousands)

	Six Months Ended
	June 30, 2009	June 30, 2008
Financing activities
Proceeds from long-term debt	—	5,000
Proceeds from line of credit facilities	3,600	70,650
Offering and equity raise costs paid	—	(65)
Distributions paid to holders of LLC interests	—	(57,528)
Distributions paid to noncontrolling shareholders	(314)	(292)
Payment of long-term debt	(60,806)	(80)
Debt financing costs paid	—	(1,846)
Change in restricted cash	3,292	(354)
Payment of notes and capital lease obligations	(720)	(875)
Net cash (used in) provided by financing activities	(54,948)	14,610
Net change in cash and cash equivalents	(30,179)	(11,013)
Cash and cash equivalents, beginning of period	68,231	57,473
Cash and cash equivalents, end of period	$38,052	$46,460
Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$1,238	$872
Acquisition of equipment through capital leases	$129	$490
Issuance of LLC interests to independent directors	$450	$450
Taxes paid	$541	$2,237
Interest paid	$51,794	$48,572

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

The Company owns its businesses through its wholly-owned subsidiary, Macquarie Infrastructure Company Inc., or MIC Inc. The Company’s businesses operate predominantly in the United States, and comprise the following:

The Energy-Related Businesses:

(i)	a 50% interest in a bulk liquid storage terminal business — provides bulk liquid storage and handling services in North America and is one of the largest participants in this industry in the U.S., based on capacity;
(ii)	a gas production and distribution business — a full-service gas energy company, making gas products and services available in Hawaii; and
(iii)	a district energy business — operates the largest district cooling system in the U.S. and serves various customers in Chicago, Illinois and Las Vegas, Nevada.

The Aviation-Related Businesses:

(i)	an airport services business — operates a network of fixed base operations, or FBOs, in the U.S. FBOs provide products and services like fuel and aircraft parking for owners and operators of private jets; and
(ii)	an airport parking business — a provider of off-airport parking services in the U.S., with 31 facilities in 20 major airport markets.

During the year ended December 31, 2008, the Company completed the following acquisitions:

•	On March 4, 2008, the Company completed the acquisition of 100% of the equity in entities that own and operate three FBOs in Farmington and Albuquerque, New Mexico and Sun Valley, Idaho, collectively referred to as “SevenBar.”
•	On July 31, 2008, the Company completed the acquisition of the Newark SkyPark airport parking facility, an off-airport parking facility at Newark Liberty International Airport in New Jersey.

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

2. Basis of Presentation

The unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of consolidated condensed financial statements in conformity with GAAP requires estimates and assumptions. Management evaluates these estimates and judgments on an ongoing basis. Actual results may differ from the estimates and assumptions used in the financial statements and notes. Operating results for the quarter and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

3. New Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles”, or SFAS No. 168. SFAS No. 168 sets forth the Accounting Standards Codification that will be the single source of authoritative U.S. GAAP for all nongovernmental entities. The Codification supersedes all existing non-SEC accounting and reporting standards. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not believe that the adoption of SFAS No. 168 will have a material impact on the Company’s financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events”, or SFAS No. 165, which sets forth the accounting and disclosure requirements for subsequent events; events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. SFAS No. 165 requires disclosure of the date through which subsequent events have been evaluated. If the subsequent events are not recognized in the financial statements, SFAS No. 165 also requires disclosure of the nature and effect of such in the financial statements. The Company adopted SFAS No. 165 in the second quarter of 2009. The adoption did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, or FSP SFAS No. 157-4. FSP SFAS No. 157-4 provides additional guidance in estimating fair value when the volume and level of activity for the asset or liability has significantly decreased compared with normal market activity. It also provides guidance on identifying circumstances that indicate a non-orderly transaction and measuring fair value in such conditions. The guidance provided by FSP SFAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The adoption of FSP SFAS No. 157-4 did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, or FSP SFAS No. 107-1 and APB 28-1. FSP SFAS No. 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods in addition to the current requirement to make disclosure in annual financial statements. This also

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

3. New Accounting Pronouncements  – (continued)

requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments and description of changes in the method and significant assumptions.

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

In December 2008, the FASB issued FASB Staff Position 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”, or FSP SFAS No. 132(R)-1. FSP SFAS No. 132(R)-1 requires additional disclosures surrounding how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, the fair value of each major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, and the significant concentration of risks in plan assets. The disclosure requirement under FSP SFAS No. 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company does not believe FSP SFAS No. 132(R)-1 will have a material impact on its financial statements.

In November 2008, the FASB ratified Emerging Issues Task Force 08-7, “Accounting for Defensive Intangible Assets”, or EITF 08-7. EITF 08-7 applies to acquired intangible assets that the acquirer does not intend to actively use, but intends to hold to prevent its competitors from obtaining access to the asset. EITF 08-7 clarifies that defensive intangible assets are separately identifiable and requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting, which should be amortized over the period the asset diminishes in value. Defensive intangibles must be recognized at fair value in accordance with SFAS No. 141(R), and Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, or SFAS No. 157. EITF 08-7 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company adopted EITF 08-7 on January 1, 2009. The impact of the adoption did not have a material impact on the Company’s financial results of operations and financial condition.

In November 2008, the FASB ratified Emerging Issues Task Force Issue No. 08-6, “Equity Method Investment Accounting Considerations”, or EITF 08-6. EITF 08-6 concludes that the cost basis of a new equity-method investment would be determined using a cost-accumulation model, which would continue the practice of including transaction costs in the cost of investment and would exclude the value of contingent consideration unless it is required to be recognized under other literature, such as Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”. Equity-method investment should be subject to other-than-temporary impairment analysis. It also requires a gain or loss to be recognized on the portion of the investor’s ownership sold. EITF 08-6 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company adopted EITF 08-6 on January 1, 2009. The impact of the adoption did not have a material impact on the Company’s financial results of operations and financial condition.

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

In February 2008, the FASB issued FASB Staff Position 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under FAS No. 13”, or FSP SFAS No. 157-1, and FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157”, or FSP SFAS No. 157-2, affecting the implementation of SFAS No. 157. FSP SFAS No. 157-1 excludes Statement of Financial Accounting Standards No. 13, “Accounting for Leases”, or SFAS No. 13, and other accounting pronouncements that address fair value measurements under SFAS No. 13, from the scope of SFAS No. 157. However, the scope of this exception does apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value in accordance with SFAS No. 141(R) regardless of whether those assets and liabilities are related to leases. FSP SFAS No. 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. On January 1, 2009, the Company adopted SFAS No. 157 for all nonfinancial assets and liabilities. Major categories of nonfinancial assets and liabilities to which this accounting standard applies include, but are not limited to, the Company’s property, equipment, land and leasehold improvements, intangible assets and goodwill. See Note 7, “Nonfinancial Assets Measured at Fair Value”, for further discussion.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosure about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”, or SFAS No. 161, which requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the Company’s strategies and objectives for using derivative instruments. SFAS No. 161 is effective for periods beginning after November 15, 2008. The Company adopted SFAS No. 161 on January 1, 2009. The impact of the adoption did not have a material impact on the Company’s financial results of operations and financial condition. See Note 9, “Derivative Instruments”, for further discussion.

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

In December 2007, the FASB revised Statement of Financial Accounting Standards No. 141, “Business Combinations”, or SFAS No. 141(R). The revised standard includes various changes to the business

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

3. New Accounting Pronouncements  – (continued)

combination rules. Some of the changes include immediate expensing of acquisition-related costs rather than capitalization, and 100% of the fair value of assets and liabilities acquired being recorded, even if less than 100% of a controlled business is acquired. SFAS No. 141(R) is effective for business combinations consummated in periods beginning on or after December 15, 2008. The Company expects the revised standard to have the following material impacts on its financial statements compared with existing business combination rules: (1) increased selling, general and administrative costs due to immediate expensing of acquisition costs, resulting in lower net income; (2) lower cash provided by operating activities and lower cash used in investing activities in the statements of cash flows due to the immediate expensing of acquisition costs, which under existing rules are included as cash out flows in investing activities as part of the purchase price of the business; and (3) 100% of fair values recorded for assets and liabilities including noncontrolling interests of a controlled business on the balance sheet resulting in larger assets, liability and equity balances compared with existing business combination rules. There were no new business combinations during the first six months of 2009.

On January 1, 2009, the Company adopted SFAS No. 141(R). Although there were no new acquisitions during the first six months of 2009, the Company used the fair value guidance from SFAS No. 141(R) to perform the Company’s goodwill impairment analysis in accordance with SFAS No. 142. See Note 7, “Nonfinancial Assets Measured at Fair Value”, for further discussion.

4. (Loss) Earnings Per Share

Following is a reconciliation of the basic and diluted number of shares used in computing (loss) earnings per share:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average number of shares outstanding: basic	44,951,176	44,941,440	44,949,942	44,939,910
Dilutive effect of restricted stock unit grants	—	12,683	—	11,498
Weighted average number of shares outstanding: diluted	44,951,176	44,954,123	44,949,942	44,951,408

The effect of potentially dilutive shares for the quarter and six months ended June 30, 2009 is calculated by assuming that the 128,205 restricted stock unit grants provided to the independent directors on June 4, 2009 and the 14,115 restricted stock unit grants provided to the independent directors on May 27, 2008 had been fully converted to shares on those dates. However, the restricted stock unit grants were anti-dilutive for the quarter and six months ended June 30, 2009, due to the Company’s net loss for those periods.

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

5.  Property, Equipment, Land and Leasehold Improvements

Property, equipment, land and leasehold improvements at June 30, 2009 and December 31, 2008 consist of the following ($ in thousands):

	June 30, 2009	December 31, 2008
Land(1)	$59,968	$56,039
Easements	5,624	5,624
Buildings	29,716	34,128
Leasehold and land improvements	322,212	301,623
Machinery and equipment	328,096	321,240
Furniture and fixtures	10,778	9,952
Construction in progress	20,645	48,520
Property held for future use	1,540	1,540
	778,579	778,666
Less: accumulated depreciation	(125,131)	(104,685)
Property, equipment, land and leasehold improvements, net(2)	$653,448	$673,981

(1)	In April 2008, the airport parking business acquired land, that was previously leased, for $13.5 million. The business also reversed the $1.5 million accrued rent liability in relation to this land, resulting in a net book value of approximately $12.0 million. The business has taken steps to effect the sale of the land, and the Company has classified the land as land-available for sale, in the consolidated balance sheets. The business expects to complete the sale during 2009.
(2)	Includes $876,000 and $2.1 million of capitalized interest for the six months ended June 30, 2009 and the year ended December 31, 2008, respectively.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, or SFAS No. 144, the Company recognized non-cash impairment charges primarily relating to leasehold and land improvements, buildings, machinery and equipment and furniture and fixtures, which are summarized below for the following businesses ($ in thousands):

	2009		2008
	Quarter Ended June 30	Six Months Ended June 30	Quarter and Year Ended December 31
Property, equipment, land and leasehold improvements, net
Airport Services Business(1)	$2,200	$7,521	$13,754
Airport Parking Business(2)	—	6,385	19,145
Total	$2,200	$13,906	$32,899

(1)	Reported in depreciation expense in the consolidated condensed statement of operations.
(2)	Reported in cost of services in the consolidated condensed statement of operations.

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

6.  Intangible Assets

Intangible assets at June 30, 2009 and December 31, 2008 consist of the following ($ in thousands):

	Weighted Average Life (Years)	June 30, 2009	December 31, 2008
Contractual arrangements	30.9	$774,309	$802,419
Non-compete agreements	2.5	9,515	9,515
Customer relationships	10.7	78,596	78,596
Leasehold rights	12.5	3,330	3,542
Trade names	Indefinite	15,401	15,401
Technology	5.0	460	460
		881,611	909,933
Less: Accumulated amortization		(112,435)	(97,749)
Intangible assets, net		$769,176	$812,184

As a result of decline in the performance of certain asset groups during the quarter and six months ended June 30, 2009 and the quarter ended December 31, 2008, the Company evaluated such asset groups for impairment under SFAS No. 144 and determined that the asset groups were impaired. The Company estimated the fair value of each of the impaired asset groups using either discounted cash flows or third party appraisals. Accordingly, the Company recognized non-cash impairment charges related to contractual arrangements at the airport services business during the above periods and customer relationships, leasehold rights and trademarks at the airport parking business during the quarter ended December 31, 2008. These charges are recorded in amortization of intangibles in the consolidated condensed statement of operations.

The change in goodwill from December 31, 2008 to June 30, 2009 is as follows ($ in thousands):

Balance at December 31, 2008	$586,249
Impairment of airport services business' goodwill	(71,200)
Prior period acquisition purchase price adjustments	31
Other	1,102
Balance at June 30, 2009	$516,182

The Company tests for goodwill impairment at the reporting unit level on an annual basis and between annual tests if a triggering event indicates impairment. The decline in the Company’s stock price, particularly over the latter part of 2008 and the first half of 2009, has caused the book value of the Company to exceed its market capitalization. In accordance with SFAS No. 142, the Company performed goodwill impairment tests during the first two quarters of 2009 and fourth quarter of 2008. The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the test. The first step of the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using cash flow forecasts and comparing those estimated fair values with the carrying values, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit in accordance with SFAS No. 141(R). Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value. If the corresponding carrying value is higher than the “implied fair value”, goodwill is written down to reflect the impairment. Based on the testing performed, the Company recorded goodwill impairment charges at the airport services business during 2009 and 2008 and at the airport parking business to write off all of its goodwill during 2008.

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

6.  Intangible Assets  – (continued)

For the quarter and six months ended June 30, 2009 and the quarter and year ended December 31, 2008, the following non-cash impairment charges were recorded at the following businesses ($ in thousands):

	2009		2008
	Quarter Ended June 30	Six Months Ended June 30	Quarter and Year Ended December 31
Intangible Assets(1)
Airport Services Business	$2,962	$23,326	$21,712
Airport Parking Business	—	—	8,134
Total	$2,962	$23,326	$29,846
Goodwill
Airport Services Business	$53,200	$71,200	$52,000
Airport Parking Business	—	—	138,751
Total	$53,200	$71,200	$190,751

(1)	Reported in amortization of intangibles expense in the consolidated condensed statement of operations.

While management has a plan to return the Company’s business fundamentals to levels that support the book value per common share, there is no assurance that the plan will be successful, or that the market price of the common stock will increase to such levels in the foreseeable future. Discount rates used in recent cash flow analysis have increased and projected cash flows relating to the Company’s reporting units generally declined in the latter half of 2008 and first half of 2009 primarily as the result of negative macroeconomic factors. There is no assurance that discount rates will not increase or that the earnings, book values or projected earnings and cash flows of the Company’s individual reporting units will not decline. Management will continue to monitor the relationship of the Company’s market capitalization to its book value, the differences for which management attributes to both negative macroeconomic factors and Company specific factors, and management will continue to evaluate the carrying value of goodwill and other intangible assets. Accordingly, an additional impairment charge to goodwill and other intangible assets may be required in the foreseeable future if the Company’s common stock price continues to trade below book value per common share or the book value exceeds its estimated fair value of an individual reporting unit.

7.  Nonfinancial Assets Measured at Fair Value

On January 1, 2009, the Company adopted SFAS No. 157 for nonfinancial assets measured at fair value on a nonrecurring basis. The following major categories of nonfinancial assets were measured at fair value at June 30, 2009:

		Fair Value Measurements Using			Total Gains (Losses)
Description	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quarter Ended June 30, 2009	Six Months Ended June 30, 2009
	($ in Thousands)
Property, Equipment, Land and Leasehold Improvements, net	$60,555	$—	$55,433	$5,122	$(2,200)	$(13,906)
Intangible Assets	14,430	—	—	14,430	(2,962)	(23,326)
Goodwill	377,343	—	—	377,343	(53,200)	(71,200)
Total	$452,328	$—	$55,433	$396,895	$(58,362)	$(108,432)

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7.  Nonfinancial Assets Measured at Fair Value  – (continued)

The Company estimated the fair value of each of the impaired asset groups using either discounted cash flows or third party appraisals. In accordance with SFAS No. 144, property, equipment, land and leasehold improvements with a carrying amount of $74.5 million were written down to its fair value of $60.6 million during the six months ended June 30, 2009. This resulted in a non-cash impairment charge of $2.2 million and $13.9 million for the quarter and six months ended June 30, 2009, respectively, which is recorded in depreciation expense for the airport services business and cost of services for the airport parking business in the consolidated condensed statement of operations.

Additionally, intangible assets with carrying amounts of $37.7 million were written down to their fair value of $14.4 million during the six months ended June 30, 2009. This resulted in a non-cash impairment charge of $2.9 million and $23.3 million for the quarter and six months ended June 30, 2009, respectively, which is recorded in amortization expense in the consolidated condensed statement of operations.

In accordance with SFAS No. 142 and as discussed in Note 6, “Intangible Assets”, the Company performed goodwill impairment analysis during the six months ended June 30, 2009. As a result of the analysis, goodwill with a carrying amount of $448.5 million was written down to its implied fair value of $377.3 million during the six months ended June 30, 2009, resulting in a non-cash impairment charge of $53.2 million and $71.2 million for the quarter and six months ended June 30, 2009, respectively. This non-cash impairment charge was included in goodwill impairment in the consolidated condensed statement of operations.

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

Model inputs included:

•	a risk free rate equal to the rate on 20 year U.S. treasury securities;
•	a risk premium based on the risk premium for the U.S equity market overall;
•	the observed beta of comparable listed companies;
•	a small company risk premium based on historical data provided by Ibbotsons; and
•	a specific company risk premium based on the uncertainty in the current market conditions.

The terminal value was based on observed earnings before interest, taxes, depreciation and amortization, or EBITDA, and multiples historically paid in transactions for comparable businesses.

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

8.  Long-Term Debt

At June 30, 2009 and December 31, 2008, the Company’s long-term debt consists of the following ($ in thousands):

	June 30, 2009	December 31, 2008
MIC Inc. revolving credit facility	$66,400	$69,000
Gas production and distribution	169,000	169,000
District energy	150,000	150,000
Airport services	882,379	939,800
Airport parking	201,158	201,344
Total	1,468,937	1,529,144
Less: Current portion	(312,476)	(201,344)
Long-term portion	$1,156,461	$1,327,800

Effective April 14, 2009, MIC Inc. elected to reduce the available principal on its revolving credit facility from $300.0 million to $97.0 million. At March 31, 2009, MIC Inc. reclassified its revolving credit facility from long-term debt to current portion of long-term debt on the consolidated condensed balance sheet, due to its maturity on March 31, 2010. The Company believes that, at or before the maturity date, it will be able to prepay amounts under the facility from cash on hand, or refinance or extend the facility on terms that can be supported by the performance of the Company and the cash distributed by its businesses.

On February 25, 2009, the airport services business amended its credit facility to provide the business additional financial flexibility over the near and medium term. The business used $50.0 million in cash contributed by the Company to pay down $44.6 million of the outstanding term loan debt under the facility and $5.2 million of interest rate swap breakage fees, of which $1.1 million was paid to Macquarie Bank Limited, a related party. Additionally, under the amended terms, the business will apply all excess cash flow from the business to prepay additional debt whenever the leverage ratio (debt to adjusted EBITDA) is equal to or greater than 6.0x to 1.0 for the trailing twelve months and will use 50% of excess cash flow to prepay debt whenever the leverage ratio is equal to or greater than 5.5x to 1.0 and below 6.0x to 1.0. For the quarter ended June 30, 2009, the airport services business used $17.5 million of excess cash flow to prepay $16.0 million of the outstanding principal balance of the term loan debt under the facility and $1.5 million in interest rate swap breakage fees.

On August 3, 2009, the airport services business used $6.6 million of excess cash flow to prepay $6.0 million of the outstanding principal balance of the term loan debt under this facility and $563,000 in interest rate swap breakage fees.

At June 30, 2009, the airport parking business has $201.2 million of total debt due on or before September 9, 2009. This debt is secured by assets and collateral of the airport parking business. Creditors of this business do not have recourse to any assets of the Company or any assets of the Company’s other businesses, other than approximately $6.2 million in lease and interest rate swap guarantees as of August 6, 2009. There is one remaining interest rate swap payment of approximately $800,000. The interest rate swap expires September 15, 2009.

The airport parking business is currently in default under its credit facilities. In addition, the airport parking business does not have sufficient liquidity or capital resources to pay its maturing debt obligations and the Company does not expect that the airport parking business will be able to refinance its debt as it matures. The Company has no intention of contributing any further capital to this business other than potentially for obligations that the Company has guaranteed that are described in the preceeding paragraph. As a result, there is doubt regarding the ability of the airport parking business to continue as a going concern. The business is working cooperatively with lenders to pursue strategic alternatives, including asset sales, restructuring plans, filing for protection under bankruptcy laws or liquidating the business.

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

8.  Long-Term Debt  – (continued)

The airport parking business signed a forbearance agreement with the lenders under its primary credit facility on June 10, 2009 that expires on August 31, 2009. Material terms of the forbearance agreement are that during the forbearance period:

•	lenders forbear from exercising rights and remedies for certain designated defaults including any breaches of certain financial covenants and the non-payment of interest;
•	interest will accrue at the current interest rate (LIBOR plus 190 basis points) and will be deferred and capitalized;
•	payments on the swap rate agreement will not be made by the airport parking business;
•	the business cannot sell, lease or dispose of assets or properties or incur debt, in each case, other than in the ordinary course of business; and
•	certain limitations on capital expenditures and other payments, including to the Company.

The forbearance agreement will expire or be terminated at the earliest of August 31, 2009 or the date that the business is in default under the agreement, an event of default occurs under the underlying credit facility (other than as a result of a default covered by the forbearance agreement) or creditors exercise rights or remedies with respect to debt of the business in excess of $500,000 or such debt is accelerated.

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

At June 30, 2009, the Company had $1.5 billion of debt, $1.3 billion of which was economically hedged with interest rate swaps, $118.4 million of which was unhedged and $6.2 million of which incurred interest at fixed rates.

On February 25, 2009, the airport services business paid down $44.6 million of term loan debt under its credit facility and reduced the notional amount of interest rate swaps used to hedge the interest payments on that debt by a corresponding amount. This resulted in the payment to counterparties of $5.2 million of interest rate swap breakage fees which were recorded as interest expense in the consolidated condensed statement of operations. As a result of the amendment to the credit facility, $22.7 million of accumulated other comprehensive loss in the consolidated condensed balance sheet related to derivatives was reclassified to loss on derivative instruments in the consolidated condensed statement of operations. For the quarter ended June 30, 2009, the airport services business used $17.5 million of excess cash flow to prepay $16.0 million of the outstanding principal balance of the term loan debt under the facility and $1.5 million in interest rate swap breakage fees. The Company expects to record interest rate swap breakage fees and corresponding reclassifications from accumulated other comprehensive loss to loss on derivative instruments as the airport services business continues to pay down its debt. See Note 8 “Long-Term Debt” for further discussion.

As of February 25, 2009, due to the amendment of the credit facility for the airport services business and effective April 1, 2009 for businesses other than the airport services business, the Company elected to discontinue hedge accounting. As a result, the Company will reclassify into earnings the $94.9 million of net derivative losses included in accumulated other comprehensive loss over the remaining life of the existing interest rate swaps and $38.3 million of net derivative losses over the next 12 months. The Company will also record all future movements in the fair value of the interest rate swaps directly through earnings.

As a result of the Company’s decision to discontinue hedge accounting in accordance with SFAS No. 133, the Company incurred a $6.3 million non-cash derivative loss due to the change in the fair value of these

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9.  Derivative Instruments  – (continued)

interest rate swaps from February 25, 2009 to March 31, 2009 for the airport services business. During the second quarter of 2009, the Company recorded non-cash gains of $28.5 million primarily due to the change in fair value of the interest rate swaps.

In March 2009, the airport services business, gas production and distribution business, and district energy business entered into interest rate basis swap contracts with their existing counterparties. These contracts effectively changed the interest rate index on the Company’s existing swap contracts through March 2010 from the 90-day LIBOR rate to the 30-day LIBOR rate plus a margin of 19.50 basis points for the airport services business and 24.75 basis points for the gas production and distribution and district energy businesses. This transaction, adjusted for the prepayments of outstanding principal balance on the term loan debt at the airport services business, will lower the effective cash interest expense on these businesses’ debt by approximately $2.2 million through March 2010.

The Company’s derivative instruments are recorded on the balance sheet at fair value with changes in fair value of interest rate swaps recorded directly through earnings. The Company measures derivative instruments at fair value using the income approach, which discounts the future net cash settlements expected under the derivative contracts to a present value. These valuations primarily utilize observable (“level 2”) inputs, including contractual terms, interest rates and yield curves observable at commonly quoted intervals.

The Company’s fair value measurements of its derivative instruments and the related location of the liabilities associated with the hedging instruments within the consolidated condensed balance sheet at June 30, 2009 and December 31, 2008 were as follows:

	Liabilities at Fair Value(1)
	Interest Rate Swap Contracts Not Designated as Hedging Instruments Under SFAS No. 133(2)	Interest Rate Swap Contracts Designated as Hedging Instruments Under SFAS No. 133
Balance Sheet Location	June 30, 2009	December 31, 2008
	($ in Thousands)
Fair value of derivative instruments – current liabilities	$(49,817)	$(51,441)
Fair value of derivative instruments – non-current liabilities	(60,226)	(105,970)
Total interest rate swap contracts	$(110,043)	$(157,411)

(1)	Fair value measurements at reporting date were all made using significant other observable inputs (level 2).
(2)	As of February 25, 2009 for the airport services business and April 1, 2009 for the other businesses, the Company elected to discontinue hedge accounting.

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9.  Derivative Instruments  – (continued)

The Company’s hedging activities and the related location within the consolidated condensed financial statements were as follows:

	Derivatives Designated as Hedging Instruments Under SFAS No. 133(1)						Derivatives Not Designated as Hedging Instruments Under SFAS No. 133(1)
	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion) for the Quarter Ended June 30,		Amount of Gain/(Loss) Reclassified from OCI into Income (Effective Portion) for the Quarter Ended June 30,		Amount of Gain/(Loss) Recognized in Loss on Derivative Instruments (Ineffective Portion) for the Quarter Ended June 30,		Amount of Gain/(Loss) Recognized in Gain (Loss) on Derivative Instruments for the Quarter Ended June 30,
Financial Statement Account	2009	2008	2009	2008	2009	2008	2009(2)	2008
	($ in Thousands)
Interest Expense	$—	$—	$—	$(8,141)	$—	$—	$(17,397)	$—
Gain (loss) on Derivative Instruments	—	—	—	(600)	—	19	19,724	—
Accumulated Other Comprehensive Gain	—	48,758	—	—	—	—	—	—
Total	$—	$48,758	$—	$(8,741)	$—	$19	$2,327	$—

(1)	Substantially all derivatives are interest rate swap contracts.
(2)	For the quarter ended June 30, 2009, loss in derivative instruments primarily represents the change in fair value of interest rate swaps from the discontinuance of hedge accounting as of February 25, 2009 for the airport services business and April 1, 2009 for the Company’s other businesses.

	Derivatives Designated as Hedging Instruments Under SFAS No. 133(1)						Derivatives Not Designated as Hedging Instruments Under SFAS No. 133(1)
	Amount of Gain/(Loss) Recognized in OCI on Derivatives (Effective Portion) for the Six Months Ended June 30,		Amount of Gain/(Loss) Reclassified from OCI into Income (Effective Portion) for the Six Months Ended June 30,		Amount of Gain/(Loss) Recognized in Loss on Derivative Instruments (Ineffective Portion) for the Six Months Ended June 30,		Amount of Gain/(Loss) Recognized in Gain (Loss) on Derivative Instruments for the Six Months Ended June 30,
Financial Statement Account	2009	2008	2009(2)	2008	2009	2008	2009(3)	2008
	($ in Thousands)
Interest Expense	$—	$—	$(17,953)	$(9,854)	$—	$—	$(17,397)	$—
Gain (loss) on Derivative Instruments	—	—	(25,154)	(755)	(84)	(131)	12,737	—
Accumulated Other Comprehensive Gain (Loss)	2,549	(5,072)	—	—	—	—	—	—
Total	$2,549	$(5,072)	$(43,107)	$(10,609)	$(84)	$(131)	$(4,660)	$—

(1)	Substantially all derivatives are interest rate swap contracts.
(2)	For the six months ended June 30, 2009, derivative losses included $22.7 million in connection with the $44.6 million pay down of principal debt at the airport services business and amortization of $1.6 million of accumulated other comprehensive loss balance in connection with the interest rate basis swap contracts entered during the first quarter of 2009 by the gas production and distribution business and district energy

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9.  Derivative Instruments  – (continued)

business, which are recorded in loss on derivative instruments in the consolidated condensed statement of operations. Interest expense represents cash interest paid on derivative instruments, of which $5.2 million related to the payment of interest rate swap breakage fees, which are recorded in interest expense in the consolidated condensed statement of operations.
(3)	For the six months ended June 30, 2009, loss on derivative instruments primarily represents the change in fair value of interest rate swaps from the discontinuance of hedge accounting as of February 25, 2009 for the airport services business and April 1, 2009 for the Company’s other businesses.

With the exception of the interest rate swap at the Company’s airport parking business, all of the Company’s derivative instruments were collateralized by all of the assets of the respective businesses. The interest rate swap at the Company’s airport parking business is guaranteed by the Company. As of August 6, 2009, the Company paid $2.5 million in guaranteed interest rate swap payments, on behalf of the airport parking business, and is expected to make one final payment of approximately $800,000.

10.  Comprehensive (Loss) Income

Comprehensive (loss) income includes primarily the change in fair value of derivative instruments which qualified for hedge accounting.

The difference between net (loss) income and comprehensive (loss) income for the quarter and six months ended June 30, 2009 and 2008 was as follows ($ in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net (loss) income	$(28,958)	$8,338	$(81,984)	$6,348
Unrealized gain (loss) in fair value of derivatives, net of taxes	—	29,097	1,498	(3,415)
Reclassification of realized losses into earnings, net of taxes	8,673	5,318	34,663	6,555
Comprehensive (loss) income	$(20,285)	$42,753	$(45,823)	$9,488

For further discussion on derivative instruments and hedging activities, see Note 9, “Derivative Instruments”.

11.  Members’/Stockholders’ Equity

The Company is authorized to issue 500,000,000 LLC interests. Each outstanding LLC interest of the Company is entitled to one vote on any matter with respect to which holders of LLC interests are entitled to vote.

12.  Reportable Segments

The Company’s operations are broadly classified into the energy-related businesses and the aviation- related businesses.

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12.  Reportable Segments  – (continued)

The energy-related businesses consist of two reportable segments: the gas production and distribution business and the district energy business. The energy-related businesses also includes a 50% investment in a bulk liquid storage terminal business, or IMTT, which is accounted for under the equity method. Financial information for IMTT is presented below ($ in thousands) (unaudited):

	As of and for the Quarter Ended June 30,		As of and for the Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$81,974	$78,230	168,777	$156,624
EBITDA excluding non-cash items(1)	33,165	29,552	71,946	59,557
Interest expense, net	7,551	5,173	14,612	9,892
Depreciation and amortization expense	13,454	10,323	26,278	20,657
Capital expenditures paid	41,482	54,674	81,424	113,180
Property, equipment, land and leasehold improvements, net	953,907	823,461	953,907	823,461
Total assets balance	1,041,219	897,980	1,041,219	897,980

(1)	Refers to earnings before interest, taxes, depreciation, amortization and non-cash items.

The aviation-related businesses consist of two reportable segments: the airport services business and the airport parking business. All of the business segments are managed separately and management has chosen to organize the Company around the distinct products and services offered.

Energy-Related Businesses:

IMTT provides bulk liquid storage and handling services in North America through ten terminals located on the East, West and Gulf Coasts, the Great Lakes region of the United States and partially owned terminals in Quebec and Newfoundland, Canada. IMTT derives its revenue from storage and handling petroleum products, various chemicals, renewable fuels, and vegetable and animal oils. Based on storage capacity, IMTT operates one of the largest third-party bulk liquid storage terminal businesses in the United States.

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

Aviation-Related Businesses:

The airport services business reportable segment principally derives income from fuel sales and from other airport services. Airport services revenue includes fuel-related services, de-icing, aircraft hangarage and other aviation services. All of the revenue of the airport services business is generated in the United States. The airport services business operated 72 FBOs as of June 30, 2009.

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

Revenue from external customers for the Company’s reportable segments was as follows ($ in thousands) (unaudited):

	Quarter Ended June 30, 2009
	Energy-related Businesses		Aviation-related Businesses
	Gas Production and Distribution	District Energy	Airport Services	Airport Parking	Total
Revenue from Product Sales
Product sales	$18,390	$—	$71,040	$—	$89,430
Product sales – utility	21,414	—	—	—	21,414
	39,804	—	71,040	—	110,844
Service Revenue
Other services	—	743	40,004	—	40,747
Cooling capacity revenue	—	5,110	—	—	5,110
Cooling consumption revenue	—	5,502	—	—	5,502
Parking services	—	—	—	17,439	17,439
	—	11,355	40,004	17,439	68,798
Financing and Lease Income
Financing and equipment lease	—	1,205	—	—	1,205
	—	1,205	—	—	1,205
Total Revenue	$39,804	$12,560	$111,044	$17,439	$180,847

	Quarter Ended June 30, 2008
	Energy-related Businesses		Aviation-related Businesses
	Gas Production and Distribution	District Energy	Airport Services	Airport Parking	Total
Revenue from Product Sales
Product sales	$23,723	$—	$143,111	—	$166,834
Product sales – utility	31,858	—	—	—	31,858
	55,581	—	143,111	—	198,692
Service Revenue
Other services	—	717	55,634	—	56,351
Cooling capacity revenue	—	4,828	—	—	4,828
Cooling consumption revenue	—	6,073	—	—	6,073
Parking services	—	—	—	19,420	19,420
	—	11,618	55,634	19,420	86,672
Financing and Lease Income
Financing and equipment lease	—	1,179	—	—	1,179
	—	1,179	—	—	1,179
Total Revenue	$55,581	$12,797	$198,745	19,420	$286,543

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12.  Reportable Segments  – (continued)

	Six Months Ended June 30, 2009
	Energy-related Businesses		Aviation-related Businesses
	Gas Production and Distribution	District Energy	Airport Services	Airport Parking	Total
Revenue from Product Sales
Product sales	$39,465	$—	$139,157	$—	$178,622
Product sales – utility	41,581	—	—	—	41,581
	81,046	—	139,157	—	220,203
Service Revenue
Other services	—	1,499	89,068	—	90,567
Cooling capacity revenue	—	10,007	—	—	10,007
Cooling consumption revenue	—	7,730	—	—	7,730
Parking services	—	—	—	34,046	34,046
	—	19,236	89,068	34,046	142,350
Financing and Lease Income
Financing and equipment lease	—	2,397	—	—	2,397
	—	2,397	—	—	2,397
Total Revenue	$81,046	$21,633	$228,225	$34,046	$364,950

	Six Months Ended June 30, 2008
	Energy-related Businesses		Aviation-related Businesses
	Gas Production and Distribution	District Energy	Airport Services	Airport Parking	Total
Revenue from Product Sales
Product sales	$46,682	$—	$279,477	$—	$326,159
Product sales – utility	61,257	—	—	—	61,257
	107,939	—	279,477	—	387,416
Service Revenue
Other services	—	1,449	118,218	—	119,667
Cooling capacity revenue	—	9,634	—	—	9,634
Cooling consumption revenue	—	7,841	—	—	7,841
Parking services	—	—	—	38,315	38,315
	—	18,924	118,218	38,315	175,457
Financing and Lease Income
Financing and equipment lease	—	2,373	—	—	2,373
	—	2,373	—	—	2,373
Total Revenue	$107,939	$21,297	$397,695	$38,315	$565,246

In accordance with GAAP, we have disclosed EBITDA excluding non-cash items for the Company and each of our operating segments in Note 12, “Reportable Segments”, to our consolidated financial statements as a key performance metric relied on by management in evaluating our performance in accordance with FASB issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”, or SFAS No. 131. EBITDA excluding non-cash items is defined as earnings before interest, taxes, depreciation and amortization and non-cash items, principally goodwill impairments and unrealized gains and losses on derivative instruments. We consider EBITDA excluding non-cash items to be important in the overall assessment of our operating businesses individually and in consolidation. We believe our presentation of EBITDA excluding non-cash items provides additional insight

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12.  Reportable Segments  – (continued)

into the performance of our operating companies and their ability to service or reduce debt, to fund growth capital projects and/or support distributions up to our holding company.

For the quarter and six months ended June 30, 2008, the Company used EBITDA. The following tables, for the quarter and six months ended June 30, 2008, have been conformed to current periods’ presentation reflecting EBITDA excluding non-cash items.

EBITDA excluding non-cash items for the Company’s reportable segments is shown in the below table ($ in thousands) (unaudited). Allocation of corporate expense and the federal tax effect have been excluded from the tables as they are eliminated on consolidation.

	Quarter Ended June 30, 2009
	Energy-related Businesses		Aviation-related Businesses
	Gas Production and Distribution	District Energy	Airport Services	Airport Parking	Total Reportable Segments
Net income (loss)(1)	$4,518	$3,514	$(30,876)	$(1,609)	$(24,453)
Interest income	(2)	(1)	(31)	—	(34)
Interest expense	2,205	2,472	16,487	4,464	25,628
Provision (benefit) for income taxes	2,908	2,296	(20,844)	(1,204)	(16,844)
Depreciation	1,520	1,502	7,750	862	11,634
Amortization of intangibles	212	341	11,979	—	12,532
Goodwill impairment	—	—	53,200	—	53,200
Unrealized (gains) losses on derivative instruments	(3,452)	(5,199)	(11,520)	327	(19,844)
EBITDA excluding non-cash items	$7,909	$4,925	$26,145	$2,840	$41,819

(1)	Includes non-cash impairment charges of $58.3 million at the airport services business, consisting of $53.2 million related to goodwill, $2.9 million related to intangible assets and $2.2 million related to property, equipment, land and leasehold improvements.

	Quarter Ended June 30, 2008
	Energy-related Businesses		Aviation-related Businesses
	Gas Production and Distribution	District Energy	Airport Services	Airport Parking	Total Reportable Segments
Net income (loss)	$1,728	$708	$3,400	$(1,699)	$4,137
Interest income	(8)	(5)	(154)	(27)	(194)
Interest expense	2,368	2,613	15,597	3,776	24,354
Provision (benefit) for income taxes	1,113	247	2,295	(1,270)	2,385
Depreciation	1,450	1,476	4,865	1,289	9,080
Amortization of intangibles	214	341	9,622	727	10,904
Unrealized losses (gains) on derivative instruments	129	(48)	356	(81)	356
EBITDA excluding non-cash items	$6,994	$5,332	$35,981	$2,715	$51,022

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12.  Reportable Segments  – (continued)

	Six Months Ended June 30, 2009
	Energy-related Businesses		Aviation-related Businesses
	Gas Production and Distribution	District Energy	Airport Services	Airport Parking	Total Reportable Segments
Net income (loss)(1)	$7,633	$1,868	$(81,176)	$(7,053)	$(78,728)
Interest income	(13)	(4)	(78)	(7)	(102)
Interest expense	4,510	5,039	36,765	8,488	54,802
Provision (benefit) for income taxes	4,913	1,221	(54,798)	(5,277)	(53,941)
Depreciation	2,996	2,965	19,424	8,113	33,498
Amortization of intangibles	426	678	41,693	—	42,797
Goodwill impairment	—	—	71,200	—	71,200
Unrealized (gains) losses on derivative instruments	(2,802)	(3,430)	18,084	327	12,179
EBITDA excluding non-cash items	$17,663	$8,337	$51,114	$4,591	$81,705

(1)	Includes non-cash impairment charges of $102.0 million at the airport services business, consisting of $71.2 million related to goodwill, $23.3 million related to intangible assets, $7.5 million related to property, equipment, land and leasehold improvements and $6.4 million at the airport parking business related to property, equipment, land and leasehold improvements.

	Six Months Ended June 30, 2008
	Energy-related Businesses		Aviation-related Businesses
	Gas Production and Distribution	District Energy	Airport Services	Airport Parking	Total Reportable Segments
Net income (loss)	$3,582	$(305)	$9,342	$(3,704)	$8,915
Interest income	(24)	(25)	(332)	(63)	(444)
Interest expense	4,695	5,177	31,613	7,699	49,184
Provision (benefit) for income taxes	2,305	(107)	6,306	(2,771)	5,733
Depreciation	2,904	2,952	10,134	2,559	18,549
Amortization of intangibles	428	682	18,990	1,543	21,643
Unrealized losses (gains) on derivative instruments	150	(18)	555	(158)	529
EBITDA excluding non-cash items	$14,040	$8,356	$76,608	$5,105	$104,109

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12.  Reportable Segments  – (continued)

Reconciliation of reportable segments EBITDA excluding non-cash items to consolidated net (loss) income before income taxes and noncontrolling interests ($ in thousands) (unaudited):

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Total reportable segments EBITDA excluding non-cash items	$41,819	$51,022	$81,705	$104,109
Interest income	34	297	108	770
Interest expense	(26,619)	(25,676)	(57,222)	(51,502)
Depreciation(1)	(11,634)	(9,080)	(33,498)	(18,549)
Amortization of intangibles(2)	(12,532)	(10,904)	(42,797)	(21,643)
Selling, general and administrative – corporate	(1,417)	(1,236)	(3,186)	(2,369)
Fees to manager	(851)	(4,509)	(1,313)	(9,135)
Equity in earnings and amortization charges of investees	10,028	8,641	15,477	6,552
Goodwill impairment	(53,200)	—	(71,200)	—
Unrealized losses (gains) on derivative instruments	19,724	(581)	(12,501)	(886)
Other (expense) income, net	(1,038)	(129)	223	(407)
Total consolidated net (loss) income before income taxes and noncontrolling interests	$(35,686)	$7,845	$(124,204)	$6,940

(1)	Depreciation includes depreciation expense for the Company's district energy business and airport parking business, which are reported in cost of services in the consolidated statement of operations. The Company recorded a non-cash impairment charge of $2.2 million at the airport services business for the quarter ended June 30, 2009. For the six months ended June 30, 2009, the Company recorded non-cash impairment charges of $7.5 million and $6.4 million at the airport services business and airport parking business, respectively.
(2)	The Company recorded a non-cash impairment charges of $2.9 million and $23.3 million at the airport services business for the quarter and six months ended June 30, 2009, respectively.

Capital expenditures for the Company's reportable segments were as follows ($ in thousands) (unaudited):

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Gas production and distribution	$1,716	$2,675	$3,581	$4,429
District energy	1,784	451	3,403	1,967
Airport services	1,635	9,381	4,880	19,582
Airport parking	109	13,760	312	13,997
Total	$5,244	$26,267	$12,176	$39,975

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12.  Reportable Segments  – (continued)

Property, equipment, land and leasehold improvements, goodwill and total assets for the Company's reportable segments as of June 30 were as follows ($ in thousands) (unaudited):

	Property, Equipment, Land and Leasehold Improvements		Goodwill		Total Assets
	2009(1)	2008	2009(2)	2008	2009	2008
Gas production and distribution	$143,251	$139,014	$120,193	$120,193	$336,565	$324,803
District energy	146,837	144,820	18,646	18,647	228,510	231,070
Airport services	289,275	314,033	377,343	504,174	1,505,430	1,800,772
Airport parking	74,085	101,955	—	133,772	191,676	289,853
Total	$653,448	$699,822	$516,182	$776,786	$2,262,181	$2,646,498

(1)	Includes non-cash impairment charges of $7.5 million and $6.4 million taken at the airport services business and airport parking business, respectively, during the first half of 2009.
(2)	Includes a non-cash goodwill impairment charge of $71.2 million taken at the airport services business.

Reconciliation of reportable segments total assets to consolidated total assets ($ in thousands) (unaudited):

	As of June 30,
	2009	2008
Total assets of reportable segments	$2,262,181	$2,646,498
Investment in IMTT	200,408	204,159
Corporate and other	(105,227)	(3,774)
Total consolidated assets	$2,357,362	$2,846,883

Reconciliation of reportable segments goodwill to consolidated goodwill ($ in thousands) (unaudited):

	As of June 30,
	2009	2008
Goodwill of reportable segments	$516,182	$776,786
Corporate and other	—	(1,102)
Total consolidated goodwill	$516,182	$775,684

13.  Related Party Transactions

Management Services Agreement with Macquarie Infrastructure Management (USA) Inc. (The Manager)

As of June 30, 2009, the Manager held 3,173,123 LLC interests of the Company, which were acquired concurrently with the closing of the initial public offering in December 2004 and also by reinvesting performance fees in the Company. In addition, the Macquarie Group held LLC interests acquired in open market purchases.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

13.  Related Party Transactions  – (continued)

In accordance with the Management Agreement, the Manager is entitled to a quarterly base management fee based primarily on the Company’s market capitalization, and a performance fee, based on the performance of the Company’s stock relative to a U.S. utilities index. For the six months ended June 30, 2009 and June 30, 2008, the Company incurred base management fees of $1.3 million and $9.1 million, respectively. The unpaid portion of the fees at the end of each reporting period is included in due to manager-related party in the consolidated condensed balance sheets. The base management fee for the first quarter of 2009 was paid in cash during the second quarter of 2009. The base management fee for the second quarter of 2009 will be reinvested in shares of LLC interests during the third quarter of 2009.

The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries and investments, income taxes, audit and legal fees, acquisitions and dispositions and its compliance with applicable laws and regulations. During the six months ended June 30, 2009 and June 30, 2008, the Manager charged the Company $136,000 and $145,000, respectively, for reimbursement of out-of-pocket expenses. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in due to manager-related party in the consolidated condensed balance sheet.

Advisory and Other Services from the Macquarie Group

The Macquarie Group, and wholly-owned subsidiaries within the Macquarie Group, including Macquarie Bank Limited, or MBL, and Macquarie Capital (USA) Inc., or MCUSA (formerly Macquarie Securities (USA) Inc.), have provided various advisory and other services and incurred expenses in connection with the Company’s equity raising activities, acquisitions and debt structuring for the Company and its businesses. Underwriting fees are recorded in members’/stockholders’ equity as a direct cost of equity offerings. Advisory fees and out-of-pocket expenses relating to acquisitions are capitalized as a cost of the related acquisitions. Debt arranging fees are deferred and amortized over the term of the credit facility. Amounts relating to these transactions comprise the following ($ in thousands):

As of June 30, 2009

Airport parking business restructuring advice	— advisory services from MCUSA	$200
	— reimbursement of out-of-pocket expenses to MCUSA	3
Airport services business debt amendment	— debt arranging services from MCUSA	970

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

13.  Related Party Transactions  – (continued)

Long-Term Debt

At June 30, 2009, MIC Inc. has a $97.0 million revolving credit facility with various financial institutions, including MBL. Amounts relating to the portion of this revolving credit facility from MBL comprise the following ($ in thousands):

Six Months Ended June 30, 2009

Revolving credit facility commitment provided by Macquarie Group during the period January 1, 2009 through April 13, 2009(1)	$66,667
Revolving credit facility commitment provided by Macquarie Group during the period April 14, 2009 through June 30, 2009	21,556
Portion of revolving credit facility commitment from Macquarie Group drawn down, as of June 30, 2009	14,755
Macquarie Group portion of the principal payments made to the revolving credit facility during the six months ended June 30, 2009	578
Interest expense on Macquarie Group portion of the drawn down commitment, for the six months ended June 30, 2009	366
Commitment fees to the Macquarie Group, for the six months ended June 30, 2009	81

(1)	On April 14, 2009, the Company elected to reduce the available principal on its revolving credit facility from $300.0 million to $97.0 million. This resulted in a decrease in the Macquarie Group’s total commitment under the revolving credit facility from $66.7 million to $21.6 million. See Note 8, “Long-Term Debt”, for further discussion.

Derivative Instruments and Hedging Activities

The Company has derivative instruments in place to fix the interest rate on certain outstanding variable-rate term loan facilities. MBL has provided interest rate swaps for the airport services business and the gas production and distribution business. At June 30, 2009, the airport services business had $839.4 million of its variable-rate term loans hedged, of which MBL was providing the interest rate swaps for a notional amount of $323.2 million. The remainder of the swaps are from an unrelated third party. During the six months ended June 30, 2009, the airport services business made net payments to MBL of $6.9 million in relation to these swaps.

As discussed in Note 8, “Long-Term Debt”, for the quarter ended June 30, 2009, the airport services business paid $1.5 million in interest rate swap breakage fees, of which $319,000 was paid to MBL.

At June 30, 2009, the gas production and distribution business had hedged $160.0 million of its term loans, of which MBL was providing the interest rate swaps for a notional amount of $48.0 million. The remainder of the swaps are from an unrelated third party. During the six months ended June 30, 2009, the gas production and distribution business made net payments to MBL of $834,000 in relation to these swaps.

Other Transactions

On March 30, 2009, the gas production and distribution business entered into licensing agreements with Utility Service Partners, Inc. and America’s Water Heater Rentals, LLC, both indirect subsidiaries of Macquarie Group Limited, to enable these entities to offer products and services to the gas production and distribution business customer base. No payments were made under these arrangements during the six months ended June 30, 2009.

On August 29, 2008, Macquarie Global Opportunities Partners completed the acquisition of the jet membership, retail charter and fuel management business units previously owned by Sentient Jet Holdings, LLC. The new company is called Sentient Flight Group (referred to hereafter as “Sentient”). Sentient is an

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

13.  Related Party Transactions  – (continued)

existing customer of the Company’s airport services business. For the six months ended June 30, 2009, the airport services business recorded $3.5 million in revenue from Sentient. As of June 30, 2009, the airport services business had a $3,000 receivable from Sentient, which is included in accounts receivable in the consolidated condensed balance sheets.

In addition, the Company and various of its subsidiaries have entered into a licensing agreement with the Macquarie Group related to the use of the Macquarie name and trademark. The Macquarie Group does not charge the Company any fees for this license.

During the third quarter of 2009, the Company has engaged MGL to provide consulting services to improve the efficiency on the recovery of accounts receivable at the airport services business. As of August 6, 2009 the Company incurred approximately $83,000 in fees and out-of-pocket expenses.

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

As discussed in Note 7, “Nonfinancial Assets Measured at Fair Value”, during the six months ended June 30, 2009, the Company incurred a charge to earnings of approximately $108.4 million for the write down of certain fixed assets and intangibles. For purposes of determining its effective income tax rate for the quarter and six months ended June 30, 2009, the Company does not consider the write down to be part of ordinary income. Of this amount, approximately $53.4 million is attributable to goodwill and represents a permanent book-tax difference. As a result, no tax benefit has been recognized for this charge.

Uncertain Tax Positions

At December 31, 2008, the Company and its subsidiaries had a reserve of approximately $313,000 for benefits taken during 2008 and prior tax periods attributable to tax positions for which the probability of recognition is not considered to be more likely than not. There was no material change in that reserve as of June 30, 2009.

15.  Legal Proceedings and Contingencies

There are no material legal proceedings other than as disclosed in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on February 27, 2009.

16.  Subsequent Events

In accordance with SFAS No. 165, the Company evaluated and disclosed the following events through August 6, 2009:

Airport Parking Business Interest Rate Swap Payments

On August 5, 2009 and July 6, 2009, the Company made interest rate swap payments totaling $1.7 million on behalf of the airport parking business. See Note 8, “Long-Term Debt” for further discussion.

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

16.  Subsequent Events  – (continued)

Airport Services Business Credit Facility

On August 3, 2009, per the revised terms of the term loan agreement, as described in Note 8, “Long-Term Debt”, the airport services business used $6.6 million of excess cash flow to prepay $6.0 million of the outstanding principal balance of the term loan debt and $563,000 in interest rate swap breakage fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We own, operate and invest in a diversified group of infrastructure businesses that provide basic, everyday services, such as chilled water for building cooling and gas utility services to businesses and individuals primarily in the U.S. The businesses we own and operate are energy-related businesses, consisting of our bulk liquid storage terminal business, or IMTT, gas production and distribution business, or TGC, and our district energy business, and aviation-related businesses, consisting of our airport services business and our airport parking business. These infrastructure businesses generally operate in sectors with limited competition and barriers to entry resulting from a variety of factors including high initial development and construction costs, the existence of long-term contracts or the requirement to obtain government approvals and lack of immediate cost-efficient alternatives to the services provided. Overall they tend to generate sustainable and growing long-term cash flows. We operate and finance our businesses in a manner that maximizes these cash flows.

The Current Economic Environment and Its Effect on Our Businesses and Strategy

Our energy-related businesses have proven, to date, largely resistant to the economic downturn, primarily due to the contracted or utility-like nature of their revenues combined with the essential services they provide. We believe these businesses are generally able to sustain cash flows during negative business cycles. This is primarily a result of the contracted nature of the revenue streams of the businesses and the contractual or regulatory ability to pass through most cost increases to customers.

The results of our aviation-related businesses have been negatively affected by lower overall economic and aviation activity and perception issues regarding the general aviation sector. In our airport services business, we are aggressively managing operations and reducing debt levels in response to the current economic climate. We implemented a number of measures that have successfully reduced operating expenses beginning in the third quarter of 2008. In the second quarter of 2009, we reduced our ongoing operating costs further primarily through additional rationalization of staffing levels. With the addition of the cost savings achieved in the second quarter of 2009, overall annualized savings now exceeds $27.0 million. Our airport services business is further rationalizing its cost structure to offset any further declines in general aviation activity levels.

The airport parking business does not have sufficient liquidity or capital resources to pay its maturing debt obligations. As a result, we do not expect that the airport parking business will be able to refinance its debt as it matures and management of the business is in active discussions with lenders regarding strategic alternatives.

Management Strategy

MIC Inc. Revolving Credit Facility

At March 31, 2009, we reclassified the MIC Inc. revolving credit facility from long-term debt to current portion of long-term debt on the consolidated condensed balance sheet, due to its maturity on March 31, 2010. We plan to use cash generated from our energy-related businesses combined with existing available cash to prepay amounts under the facility. We believe that we will be able to refinance or extend the facility for the remaining balance on terms that can be supported by the performance of and cash flows from the businesses. We are exploring all options to repay the remaining amounts outstanding under this facility, including continuing intiatives to increase business level cash generation, asset sales or other potential sources of capital.

Airport Parking Business

We have notified the lenders under the business’ credit facilities that we have no intention of contributing any further capital to this business other than potentially obligations that we have guaranteed. The business is in default under its primary credit facility and signed a forbearance agreement with its lenders on June 10, 2009 that expires on August 31, 2009.

Management Strategy – (continued)

Creditors of this business do not have recourse to any assets of the Company or any assets of the Company’s other businesses, other than approximately $6.2 million in lease and interest rate swap guarantees as of August 6, 2009. There is one remaining interest rate swap payment of approximately $800,000. The interest rate swap expires September 15, 2009.

The airport parking business has engaged financial advisors to solicit a sale of the business. A group of prospective purchasers has begun due diligence. The business is working cooperatively with lenders to pursue strategic alternatives, including asset sales, restructuring plans, filing for protection under bankruptcy laws or liquidating the business.

Distributions

Our Board of Directors has decided to suspend payment of quarterly cash distributions to shareholders in order to reduce both holding company debt and operating company debt at certain businesses where the underlying fundamentals are strong. The suspension is likely to remain in effect until the MIC Inc. revolving credit facility is repaid in full.

Results of Operations

Consolidated

All discussion of our consolidated results and the results for each of our businesses relate to both the quarter and six month periods presented, unless stated otherwise.

Key Factors Affecting Operating Results

•	strong performance in our energy-related businesses;
•	increases in average storage rates and volume of storage under contract at our bulk liquid storage terminal business;
•	effective margin management from the non-utility sector at our gas production and distribution business combined with lower input costs; and
•	additional customers in our district energy business;
•	a decline in volumes of fuel sold partially offset by continued cost reductions in our airport services business; and
•	an increase in interest expense due to payments of interest rate swap breakage fees incurred in connection with debt amendment and pay downs of outstanding term loan debt under the facility at our airport services business.

Results of Operations: Consolidated – (continued)

Our consolidated results of operations are as follows ($ in thousands):

	Quarter Ended June 30,		Change Favorable/(Unfavorable)		Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2009	2008	$	%	2009	2008	$	%
Revenue
Revenue from product sales	$89,430	$166,834	(77,404)	(46.4)	$178,622	$326,159	(147,537)	(45.2)
Revenue from product sales – utility	21,414	31,858	(10,444)	(32.8)	41,581	61,257	(19,676)	(32.1)
Service revenue	68,798	86,672	(17,874)	(20.6)	142,350	175,457	(33,107)	(18.9)
Financing and equipment lease income	1,205	1,179	26	2.2	2,397	2,373	24	1.0
Total revenue	180,847	286,543	(105,696)	(36.9)	364,950	565,246	(200,296)	(35.4)
Costs and expenses
Cost of product sales	50,008	119,501	69,493	58.2	99,275	228,018	128,743	56.5
Cost of product sales – utility	15,793	26,679	10,886	40.8	30,610	51,014	20,404	40.0
Cost of services	24,682	32,289	7,607	23.6	56,139	65,545	9,406	14.4
Gross profit	90,364	108,074	(17,710)	(16.4)	178,926	220,669	(41,743)	(18.9)
Selling, general and administrative	53,207	61,645	8,438	13.7	112,686	125,502	12,816	10.2
Fees to manager-related party	851	4,509	3,658	81.1	1,313	9,135	7,822	85.6
Goodwill impairment	53,200	—	(53,200)	NM	71,200	—	(71,200)	NM
Depreciation	9,270	6,315	(2,955)	(46.8)	22,420	13,038	(9,382)	(72.0)
Amortization of intangibles	12,532	10,904	(1,628)	(14.9)	42,797	21,643	(21,154)	(97.7)
Total operating expenses	129,060	83,373	(45,687)	(54.8)	250,416	169,318	(81,098)	(47.9)
Operating (loss) income	(38,696)	24,701	(63,397)	NM	(71,490)	51,351	(122,841)	NM
Other income (expense)
Interest income	34	297	(263)	(88.6)	108	770	(662)	(86.0)
Interest expense	(26,619)	(25,676)	(943)	(3.7)	(57,222)	(51,502)	(5,720)	(11.1)
Equity in earnings and amortization charges of investees	10,028	8,641	1,387	16.1	15,477	6,552	8,925	136.2
Gain (loss) on derivative instruments	19,724	(581)	20,305	NM	(12,501)	(886)	(11,615)	NM
Other (expense) income, net	(157)	463	(620)	(133.9)	1,424	655	769	117.4
Net (loss) income before income taxes and noncontrolling interests	(35,686)	7,845	(43,531)	NM	(124,204)	6,940	(131,144)	NM
Benefit (provision) for income taxes	5,689	364	5,325	NM	41,348	(1,000)	42,348	NM
Net (loss) income before noncontrolling interests	(29,997)	8,209	(38,206)	NM	(82,856)	5,940	(88,796)	NM
Noncontrolling interests	(1,039)	(129)	910	NM	(872)	(408)	464	113.7
Net (loss) income	$(28,958)	$8,338	(37,296)	NM	$(81,984)	$6,348	(88,332)	NM

NM — Not meaningful

Results of Operations: Consolidated – (continued)

Gross Profit

The decrease in our consolidated gross profit was primarily due to a decline in the volume of fuel sold at our airport services business.

Selling, General and Administrative Expenses

The decrease in our selling, general and administrative expenses was primarily a result of substantial cost reduction efforts, particularly at our airport services business.

Fees to Manager

Base fees to our Manager in the first half of 2009 decreased due to our lower market capitalization. Our Manager elected to reinvest its second quarter 2009 base management fee in additional LLC interests. LLC interests will be issued to our Manager during the third quarter of 2009.

Goodwill Impairment

In accordance with SFAS No. 142, we performed impairment test for the first and second quarters of 2009. Based on the testing performed, we recognized goodwill impairment charges of $53.2 million and $71.2 million for the quarter and six months ended June 30, 2009, respectively, at our airport services business primarily related to underperformance at a limited number of sites.

Depreciation

The increase in depreciation was primarily due to non-cash asset impairment charges of $2.2 million and $7.5 million for the quarter and six months ended June 30, 2009, respectively, at our airport services business, related to underperformance at a limited number of sites, and $6.4 million at our airport parking business for the six months ended June 30, 2009. Depreciation expense also increased as a result of capital expenditures by businesses that created higher asset balances.

Amortization of Intangibles

Amortization expense increased due to non-cash asset impairment charges of $2.9 million and $23.3 million for the quarter and six months ended June 30, 2009, respectively, also related underperformance at a limited number of fixed base operations, or FBOs at our airport services business.

Interest Expense and Gain (Loss) on Derivative Instruments

Our airport services, gas production and distribution and district energy businesses each entered into LIBOR-based basis swaps during the first quarter of 2009. The basis swaps will lower the effective cash interest rate on these businesses’ debt through March 2010 and will reduce cash interest expense by approximately $2.2 million on an annualized basis, adjusted for the prepayments of outstanding principal balance on the term loan debt at our airport services business. We recorded a loss of $2.3 million to loss on derivative instruments due to these transactions on our consolidated condensed statement of operations during the first quarter of 2009.

Our airport services business paid down $44.6 million of debt during the first quarter, and reduced the notional amount of interest rate swaps used to hedge the interest payments on that debt by a corresponding amount. This resulted in the payment of $5.2 million of breakage fees to the swap counterparties which were recorded as interest expense. In the second quarter of 2009, our airport services business used approximately $17.5 million of excess cash flow to prepay $16.0 million of the outstanding principal balance of the term loan debt and $1.5 million in interest rate swap breakage fees. Following these payments, we reclassified $31.0 million of accumulated other comprehensive loss from our consolidated condensed balance sheet related to derivatives to loss on derivative instruments to our consolidated condensed statement of operations for the six months ended June 30, 2009. We expect to record interest rate swap breakage fees as our airport services business continues to pay down its term loan debt.

Results of Operations: Consolidated – (continued)

Additionally, we discontinued hedge accounting at the airport services business as of February 25, 2009 and incurred $6.3 million of non-cash derivative loss in earnings due to the change in the fair value of these interest rate swaps for the first quarter of 2009 and recognized a gain of $20.2 million for the quarter ended June 30, 2009. We expect to reclassify $55.4 million of net derivative losses included in accumulated other comprehensive loss into loss on derivative instruments on the consolidated condensed statement of operations over the remaining life of the existing interest rate swaps.

Effective April 1, 2009, for businesses other than the airport services business, the Company elected to discontinue hedge accounting. As a result, the Company recorded a gain of $8.3 million in the change in fair value of these interest rate swaps directly through earnings during the quarter ended June 30, 2009 and the Company will reclassify into earnings $39.5 million of net derivative losses included in accumulated other comprehensive loss based on expected future cash flows, over the remaining life of the existing interest rate swaps.

The increase in interest expense was due solely to the breakage fees paid to the swap counterparties as discussed above, and was partially offset by lower interest paid on the reduced term loan balance.

Equity in Earnings and Amortization Charges of Investees

Our equity in the earnings of the bulk liquid storage terminal business increased due to improved operating results from that business and our share of the non-cash derivative-related gains of $14.3 million in 2009 compared with gains of $145,000 in 2008. The increase in the non-cash derivative-related gains are attributable to the discontinuance of hedge accounting in accordance with SFAS No. 133 on April 1, 2009.

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

In determining the effective tax rate for the six months ended June 30, 2009, the Company excluded the write down to fair value of certain assets from ordinary income in determining its effective tax rate. Further, approximately $53.4 million of the write down is attributable to goodwill and is a permanent book-tax difference, for which no tax benefit has been recognized.

Earnings Before Interest, Taxes, Depreciation, Amortization (EBITDA) Excluding Non-Cash Items

In accordance with GAAP, we have disclosed EBITDA excluding non-cash items for our Company and each of our operating segments in Note 12, “Reportable Segments”, to our consolidated financial statements as a key performance metric relied on by management in evaluating our performance in accordance with FASB issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”, or SFAS No. 131. EBITDA excluding non-cash items is defined as earnings before interest, taxes, depreciation and amortization and non-cash items, principally goodwill impairments and unrealized gains and losses on derivative instruments. We consider EBITDA excluding non-cash items to be important in the overall assessment of our operating businesses individually and in consolidation. We believe our presentation of EBITDA excluding non-cash items provides additional insight into the performance of our operating companies and their ability to service or reduce debt, to fund growth capital projects and/or support distributions up to our holding company.

Results of Operations: Consolidated – (continued)

For the quarter and six months ended June 30, 2008, we used EBITDA. The following tables, reflecting results of operations for the businesses for the quarter and six months ended June 30, 2008, have been conformed to current periods’ presentation reflecting EBITDA excluding non-cash items.

A reconciliation of net (loss) income to EBITDA excluding non-cash items, on a consolidated basis, is provided below ($ in thousands):

	Quarter Ended June 30,		Change Favorable/(Unfavorable)		Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2009	2008	$	%	2009	2008	$	%
Net (loss) income	$(28,958)	$8,338			$(81,984)	$6,348
Interest expense, net	26,585	25,379			57,114	50,732
(Benefit) provision for income taxes	(5,689)	(364)			(41,348)	1,000
Depreciation(1)	9,270	6,315			22,420	13,038
Depreciation – cost of services(1)	2,364	2,765			11,078	5,511
Amortization(2)	12,532	10,904			42,797	21,643
Goodwill impairment	53,200	—			71,200	—
(Gain) loss on derivative instruments	(19,724)	581			12,501	886
50% share of IMTT unrealized (gains) losses on derivative instruments	(12,611)	(9,005)			(14,264)	(145)
EBITDA excluding non-cash items	$36,969	$44,913	(7,944)	(17.7)	$79,514	$99,013	(19,499)	(19.7)

(1)	Depreciation — cost of services includes depreciation expense for our district energy business and airport parking business, which are reported in cost of services in our consolidated condensed statements of operations. Depreciation and Depreciation — cost of services do not include step-up depreciation expense of $1.7 million for each quarter in connection with our investment in IMTT, which is reported in equity in earnings and amortization charges of investees in our consolidated condensed statements of operations.
(2)	Amortization does not include step-up amortization expense of $283,000 for each quarter related to intangible assets in connection with our investment in IMTT, which is reported in equity in earnings and amortization charges of investees in our consolidated condensed statements of operations.

Energy-Related Businesses

Bulk Liquid Storage Terminal Business

We account for our 50% interest in this business under the equity method. We recognized income of $15.5 million in our consolidated results for the six months ended June 30, 2009. This includes our 50% share of IMTT’s net income of $17.8 million for the period, offset by $2.3 million of additional depreciation and amortization expense (net of taxes). For the six months ended June 30, 2008, we recognized income of $6.6 million in our consolidated results. This included our 50% share of IMTT’s net income for the period of $8.9 million of net income partially offset by $2.3 million of additional depreciation and amortization expense (net of taxes).

Distributions from IMTT, to the degree classified as taxable dividends and not a return of capital for income tax purposes, qualify for the federal dividends received deduction. Therefore, 80% of any dividend is excluded in calculating our consolidated federal taxable income. Any distributions classified as a return of capital for income tax purposes will reduce our tax basis in IMTT. IMTT’s cash from operating activities for the quarters ended March 31, 2009 and June 30, 2009 has been retained to fund IMTT’s growth capital expenditures and is expected to contribute significantly to IMTT’s gross profit and EBITDA progressively over the next twelve months. See “Liquidity and Capital Resources” for further discussion.

To enable meaningful analysis of IMTT’s performance across periods, IMTT’s overall performance is discussed below, rather than IMTT’s contribution to our consolidated results.

Energy-Related Business: Bulk Liquid Storage Terminal Business – (continued)

Key Factors Affecting Operating Results

Terminal revenue and terminal gross profit increased principally due to:

•	increases in average tank rental rates and volume of storage under contract; and
•	increases in revenue from the provision of storage and other services with the commencement of operations at a new storage facility at Geismar, LA.

	Quarter Ended June 30,		Change Favorable/(Unfavorable)		Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2009	2008			2009	2008
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Revenue
Terminal revenue	77,752	72,899	4,853	6.7	161,562	147,123	14,439	9.8
Environmental response revenue	4,222	5,331	(1,109)	(20.8)	7,215	9,501	(2,286)	(24.1)
Total revenue	81,974	78,230	3,744	4.8	168,777	156,624	12,153	7.8
Costs and expenses
Terminal operating costs	38,014	39,443	1,429	3.6	76,463	77,985	1,522	2.0
Environmental response operating costs	4,130	4,166	36	0.9	7,930	7,895	(35)	(0.4)
Total operating costs	42,144	43,609	1,465	3.4	84,393	85,880	1,487	1.7
Terminal gross profit	39,738	33,456	6,282	18.8	85,099	69,138	15,961	23.1
Environmental response gross profit (loss)	92	1,165	(1,073)	(92.1)	(715)	1,606	(2,321)	(144.5)
Gross profit	39,830	34,621	5,209	15.0	84,384	70,744	13,640	19.3
General and administrative expenses	6,583	6,365	(218)	(3.4)	12,567	13,195	628	4.8
Depreciation and amortization	13,454	10,323	(3,131)	(30.3)	26,278	20,657	(5,621)	(27.2)
Operating income	19,793	17,933	1,860	10.4	45,539	36,892	8,647	23.4
Interest expense, net	(7,551)	(5,173)	(2,378)	(46.0)	(14,612)	(9,892)	(4,720)	(47.7)
Other (expense) income	(10)	1,194	(1,204)	(100.8)	(168)	1,751	(1,919)	(109.6)
Unrealized gains on derivative instruments	25,222	18,010	7,212	40.0	28,528	290	28,238	NM
Provision for income taxes	(14,959)	(12,418)	(2,541)	(20.5)	(23,898)	(11,462)	(12,436)	(108.5)
Noncontrolling interest	(72)	102	(174)	(170.6)	297	257	40	15.6
Net income	22,423	19,648	2,775	14.1	35,686	17,836	17,850	100.1
Reconciliation of net income to EBITDA excluding non-cash items:
Net income	22,423	19,648			35,686	17,836
Interest expense, net	7,551	5,173			14,612	9,892
Provision for income taxes	14,959	12,418			23,898	11,462
Depreciation and amortization	13,454	10,323			26,278	20,657
Unrealized gains on derivative instruments	(25,222)	(18,010)			(28,528)	(290)
EBITDA excluding non-cash items	33,165	29,552	3,613	12.2	71,946	59,557	12,389	20.8

NM — Not meaningful

Energy-Related Business: Bulk Liquid Storage Terminal Business – (continued)

Revenue and Gross Profit

The increase in terminal revenue primarily reflects growth in storage and other services revenues, partially offset by declines in throughput and heating revenues. Storage revenue grew as the average rental rates increased by 8.1% and 8.3% during the quarter and six months ended, respectively. The increase in storage revenue also reflected an increase in storage capacity as the business completed certain expansion projects at its Bayonne, NJ and Louisiana facilities. The commencement of storage and related logistics services for our principal customer at the Geismar, LA terminal was the primary driver of an overall $5.6 million and $12.5 million increase in other services revenues during the quarter and six months ended, respectively, at an expected level of gross profit and EBITDA. Throughput and heating revenues declined reflecting lower activity levels at IMTT’s facilities and lower heating costs due to the decline in fuel prices passed through to customers. Storage capacity utilization, defined as storage capacity rented divided by total capacity available, remained relatively constant at 93% and 94% during the quarter and six months ended, respectively.

The terminal operating costs remained relatively stable. Increases in operating costs primarily related to pension costs and health insurance claims and the commencement of operations at Geismar, LA, offset by a $2.0 million excise tax settlement in 2008 that did not reoccur in 2009.

Gross profit from environmental services decreased from 2008 to 2009 primarily due to decreased activity in spill response and other services offset by tank cleaning services provided to IMTT. Revenue from environmental response services is generated from services provided to third parties as well as to IMTT.

General and Administrative Expenses

Decreased general and administrative costs for the six months ended June 30, 2009 resulted primarily from the recovery of receivables that had been fully provisioned for in prior periods.

Depreciation and Amortization

Depreciation and amortization expense increased by $3.1 million and $5.6 million for the quarter and six months ended, respectively, as IMTT completed several major expansion projects.

Interest Expense, Net

Interest costs increased primarily due to higher borrowings incurred to fund growth capital expenditures along with the discontinuation of the capitalization of construction period interest upon the commencement of operations at Geismar, LA.

Gas Production and Distribution Business

Key Factors Affecting Operating Results

•	increased utility contribution margin for the quarter primarily due to rate increases implemented on June 11, 2009, the timing of fuel adjustment charges and changes in customer mix and increases for the six months ended June 30, 2009 primarily due to a billing adjustment and rate increases implemented on June 11, 2009, partially offset by lower volumes; and
•	increased non-utility contribution margin primarily due to favorable movement in the cost of liquefied petroleum gas, or LPG.

Energy-Related Business: Gas Production and Distribution Business – (continued)

	Quarter Ended June 30,		Change Favorable/(Unfavorable)		Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2009	2008			2009	2008
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Contribution margin
Revenue – utility	21,414	31,858	(10,444)	(32.8)	41,581	61,257	(19,676)	(32.1)
Cost of revenue – utility	13,045	24,078	11,033	45.8	25,330	45,802	20,472	44.7
Contribution margin – utility	8,369	7,780	589	7.6	16,251	15,455	796	5.2
Revenue – non-utility	18,390	23,723	(5,333)	(22.5)	39,465	46,682	(7,217)	(15.5)
Cost of revenue – non-utility	8,131	15,344	7,213	47.0	17,617	29,768	12,151	40.8
Contribution margin – non-utility	10,259	8,379	1,880	22.4	21,848	16,914	4,934	29.2
Total contribution margin	18,628	16,159	2,469	15.3	38,099	32,369	5,730	17.7
Production	1,356	1,295	(61)	(4.7)	2,592	2,512	(80)	(3.2)
Transmission and distribution	3,801	3,548	(253)	(7.1)	7,412	7,153	(259)	(3.6)
Gross profit	13,471	11,316	2,155	19.0	28,095	22,704	5,391	23.7
Selling, general and administrative expenses	5,473	4,423	(1,050)	(23.7)	10,407	8,836	(1,571)	(17.8)
Depreciation and amortization	1,732	1,664	(68)	(4.1)	3,422	3,332	(90)	(2.7)
Operating income	6,266	5,229	1,037	19.8	14,266	10,536	3,730	35.4
Interest expense, net	(2,203)	(2,360)	157	6.7	(4,497)	(4,671)	174	3.7
Other (expense) income	(89)	101	(190)	(188.1)	(25)	172	(197)	(114.5)
Unrealized gains (losses) on derivative instruments	3,452	(129)	3,581	NM	2,802	(150)	2,952	NM
Provision for income taxes	(2,908)	(1,113)	(1,795)	(161.3)	(4,913)	(2,305)	(2,608)	(113.1)
Net income(1)	4,518	1,728	2,790	161.5	7,633	3,582	4,051	113.1
Reconciliation of net income to EBITDA excluding non-cash items:
Net income(1)	4,518	1,728			7,633	3,582
Interest expense, net	2,203	2,360			4,497	4,671
Provision for income taxes	2,908	1,113			4,913	2,305
Depreciation and amortization	1,732	1,664			3,422	3,332
Unrealized (gains) losses on derivative instruments	(3,452)	129			(2,802)	150
EBITDA excluding non-cash items	7,909	6,994	915	13.1	17,663	14,040	3,623	25.8

NM — Not meaningful

(1)	Corporate allocation expense and the federal tax effect have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Energy-Related Business: Gas Production and Distribution Business – (continued)

Although the presentation and analysis of contribution margin is a non-GAAP performance measure, management believes that it is meaningful to understanding TGC’s performance under both a utility regulated rate structure and a non-utility competitive pricing structure. Under a regulated environment, feedstock costs are automatically passed through to utility customers, while non-utility pricing may be adjusted, subject to the competitive environment, to recover changes in feedstock costs.

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

Contribution Margin and Operating Income

Utility contribution margin for the second quarter was higher primarily due to implementation of a rate increase on June 11, 2009, described further below, the timing of the pass through of fuel adjustment charges, and a shift in the mix of customers in favor of those with higher margins. Utility contribution margin through six months was higher primarily due to a billing adjustment affecting a single customer, the implementation of the rate case and a shift in the mix of customers in favor of those with higher margins, partially offset by a lower volume of gas sold.

As noted in previous filings, TGC filed a general rate increase application on August 4, 2008. On June 4, 2009, the Hawaii Public Utilities Commission, or HPUC, issued an Interim Decision and Order, which provided for a revenue increase of approximately $9.5 million including applicable taxes per year. Interim rates took effect on June 11, 2009; thus, second quarter results only show a partial impact of the rate increase. The full effect of the rate increase will be seen through June 2010.

Non-utility contribution margin increased due to favorable movement in the cost of LPG. The volume of gas products sold in 2009 was comparable to 2008.

Selling, general and administrative costs increased due to higher incentive compensation, medical and pension expenses and professional services costs, primarily related to new marketing initiatives. Full year 2009 pension expense is expected to increase by approximately $1.1 million compared with 2008.

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

Key Factors Affecting Operating Results

•	a decrease in gross profit, driven by:
•	cooler average temperatures in 2009 compared with 2008, resulting in decreased cooling consumption revenue and decreased electricity costs due to lower ton-hour sales, partially offset by
•	a net increase in contracted capacity as six new customers began service and annual inflation-linked increases in contract capacity rates.
•	decreased selling, general and administrative costs due to a reduction in legal expenses, a change in the method of accruing audit fees, and a customer reimbursement in 2009 for project development costs.

Energy-Related Business: District Energy Business – (continued)

	Quarter Ended June 30,		Change Favorable/(Unfavorable)		Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2009	2008			2009	2008
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Cooling capacity revenue	5,110	4,828	282	5.8	10,007	9,634	373	3.9
Cooling consumption revenue	5,502	6,073	(571)	(9.4)	7,730	7,841	(111)	(1.4)
Other revenue	743	717	26	3.6	1,499	1,449	50	3.5
Finance lease revenue	1,205	1,179	26	2.2	2,397	2,373	24	1.0
Total revenue	12,560	12,797	(237)	(1.9)	21,633	21,297	336	1.6
Direct expenses – electricity	3,784	3,826	42	1.1	5,388	5,002	(386)	(7.7)
Direct expenses – other(1)	4,508	4,250	(258)	(6.1)	9,272	8,953	(319)	(3.6)
Direct expenses – total	8,292	8,076	(216)	(2.7)	14,660	13,955	(705)	(5.1)
Gross profit	4,268	4,721	(453)	(9.6)	6,973	7,342	(369)	(5.0)
Selling, general and administrative expenses	716	766	50	6.5	1,354	1,758	404	23.0
Amortization of intangibles	341	341	—	—	678	682	4	0.6
Operating income	3,211	3,614	(403)	(11.2)	4,941	4,902	39	0.8
Interest expense, net	(2,471)	(2,608)	137	5.3	(5,035)	(5,152)	117	2.3
Other income	45	46	(1)	(2.2)	94	110	(16)	(14.5)
Unrealized gains on derivative instruments	5,199	48	5,151	NM	3,430	18	3,412	NM
Income tax (provision) benefit	(2,296)	(247)	(2,049)	NM	(1,221)	107	(1,328)	NM
Noncontrolling interest	(174)	(145)	(29)	(20.0)	(341)	(290)	(51)	(17.6)
Net income (loss)(2)	3,514	708	2,806	NM	1,868	(305)	2,173	NM
Reconciliation of net income (loss) to EBITDA excluding non-cash items:
Net income (loss)(2)	3,514	708			1,868	(305)
Interest expense, net	2,471	2,608			5,035	5,152
Income tax provision (benefit)	2,296	247			1,221	(107)
Depreciation	1,502	1,476			2,965	2,952
Amortization of intangibles	341	341			678	682
Unrealized gains on derivative instruments	(5,199)	(48)			(3,430)	(18)
EBITDA excluding non-cash items	4,925	5,332	(407)	(7.6)	8,337	8,356	(19)	(0.2)

NM — Not meaningful

(1)	Includes depreciation expense of $1.5 million for each of the quarters ended June 30, 2009 and 2008, and $3.0 million for each of the six month periods ended June 30, 2009 and 2008.
(2)	Corporate allocation expense and the federal tax effect have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Energy-Related Business: District Energy Business – (continued)

Gross Profit

Gross profit decreased primarily due to reduced cooling consumption revenue related to lower ton-hour sales resulting from cooler average temperatures in 2009 compared with 2008 and an adjustment for electricity costs passed through in 2008. Cooler weather conditions in the Chicago area, compared with 2008, have contributed to a significant decrease in chilled water demand. Cooling capacity revenue increased due to a net increase in contract capacity as six new customers began service and annual inflation-related increases of contract capacity rates in accordance with customer contract terms. Electricity expense increased due to higher market rates in 2009, partially offset by lower consumption. Other direct expenses increased compared to 2008 due to the timing of the completion of maintenance projects.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased, primarily due to a reduction in legal expenses, resulting from lower activity combined with active expense management. In addition, the decrease also reflects a change in the method of accruing audit fees and a customer reimbursement in 2009.

Aviation-Related Businesses

Airport Services Business

The soft overall economic conditions have caused a lower utilization of business jets by both companies and individuals. However, the level of U.S. business jet flight activity (as measured by take-offs and landings) has been stabilizing since March 2009 according to the flight data reported by the Federal Aviation Administration, or FAA.

Fuel gross profit, the leading indicator of our FBOs operating performance, has remained essentially flat in the second quarter of 2009 as compared to the first quarter of 2009. We also have rationalized our cost structure to help offset any further decline in activity levels. We believe that, based on the business’s current performance and further anticipated reductions in expenses, cash generation from the business will be sufficient to meet debt service obligations and the business will remain in compliance with financial covenants through the maturity of the debt without any further equity contribution from the Company.

According to the FAA, the active turbine powered fleet in the U.S. expanded by approximately 5.5% in 2008. The business jet component of the fleet grew by approximately 9.8%. We expect the net active business jet fleet to continue to expand. We believe that increased flight activity and growth in fleet size will drive increased demand for FBO services in the U.S. when the economy stabilizes and begins to recover.

The following section summarizes the historical consolidated financial performance of our airport services business for the quarter and six months ended June 30, 2009 and 2008.

Key Factors Affecting Operating Results

•	lower general aviation fuel volumes;
•	higher interest expense primarily driven by interest rate swap breakage fees associated with prepayment of debt during the first six months of 2009; and
•	lower compensation expense resulting from staff rationalization and decreased credit card fees stemming from lower jet fuel prices and lower activity levels.

Aviation-Related Business: Airport Services Business – (continued)

	Quarter Ended June 30,		Change Favorable/(Unfavorable)		Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2009	2008			2009	2008
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Revenue
Fuel revenue	71,040	143,111	(72,071)	(50.4)	139,157	279,477	(140,320)	(50.2)
Non-fuel revenue	40,004	55,634	(15,630)	(28.1)	89,068	118,218	(29,150)	(24.7)
Total revenue	111,044	198,745	(87,701)	(44.1)	228,225	397,695	(169,470)	(42.6)
Cost of revenue
Cost of revenue-fuel	39,468	101,914	62,446	61.3	76,935	193,796	116,861	60.3
Cost of revenue-non-fuel	2,777	8,868	6,091	68.7	7,480	20,668	13,188	63.8
Total cost of revenue	42,245	110,782	68,537	61.9	84,415	214,464	130,049	60.6
Fuel gross profit	31,572	41,197	(9,625)	(23.4)	62,222	85,681	(23,459)	(27.4)
Non-fuel gross profit	37,227	46,766	(9,539)	(20.4)	81,588	97,550	(15,962)	(16.4)
Gross profit	68,799	87,963	(19,164)	(21.8)	143,810	183,231	(39,421)	(21.5)
Selling, general and administrative expenses(1)	42,569	52,308	9,739	18.6	92,483	106,933	14,450	13.5
Goodwill impairment	53,200	—	(53,200)	NM	71,200	—	(71,200)	NM
Depreciation and amortization	19,729	14,487	(5,242)	(36.2)	61,117	29,124	(31,993)	(109.9)
Operating (loss) income	(46,699)	21,168	(67,867)	NM	(80,990)	47,174	(128,164)	NM
Interest expense, net	(16,456)	(15,443)	(1,013)	(6.6)	(36,687)	(31,281)	(5,406)	(17.3)
Other (expense) income	(85)	326	(411)	(126.1)	(213)	310	(523)	(168.7)
Unrealized gains (losses) on derivative instruments	11,520	(356)	11,876	NM	(18,084)	(555)	(17,529)	NM
Benefit (provision) for income taxes	20,844	(2,295)	23,139	NM	54,798	(6,306)	61,104	NM
Net (loss) income(2)	(30,876)	3,400	(34,276)	NM	(81,176)	9,342	(90,518)	NM
Reconciliation of net (loss) income to EBITDA excluding non-cash items:
Net (loss) income(2)	(30,876)	3,400			(81,176)	9,342
Interest expense, net	16,456	15,443			36,687	31,281
(Benefit) provision for income taxes	(20,844)	2,295			(54,798)	6,306
Depreciation and amortization	19,729	14,487			61,117	29,124
Goodwill impairment	53,200	—			71,200	—
Unrealized (gains) losses on derivative instruments	(11,520)	356			18,084	555
EBITDA excluding non-cash items	26,145	35,981	(9,836)	(27.3)	51,114	76,608	(25,494)	(33.3)

NM — Not meaningful

(1)	Includes $2.4 million increase in the bad debt reserve in the first quarter of 2009 due to the deterioration of accounts receivable aging and $1.2 million in debt amendment costs incurred in February 2009.
(2)	Corporate allocation expense and the federal tax effect have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Aviation-Related Business: Airport Services Business – (continued)

Results for 2008 include SevenBar FBO from March 4, 2008 (acquisition date) to June 30, 2009. 2009 results include SevenBar FBOs for the three and six months ended June 30, 2009. Results for the two months ended February 29, 2009 have not been presented separately as they are immaterial.

Revenue and Gross Profit

The majority of the revenue and gross profit in our airport services business is generated through fueling general aviation aircraft at our 72 FBOs around the United States. This revenue is categorized according to who owns the fuel we use to service these aircrafts. If we own the fuel, we record our cost to purchase that fuel as cost of revenue-fuel. Our corresponding fuel revenue is our cost to purchase that fuel plus a margin. We generally pursue a strategy of maintaining, and where appropriate increasing, dollar-based margins, thereby passing any increase in fuel prices to the customer. We also have into-plane arrangements whereby we fuel aircraft with fuel owned by another party. We collect a fee for this service that is recorded as non-fuel revenue. Other non-fuel revenue includes various services such as hangar rentals and de-icing.

Our revenue and gross profit are driven by fuel volume and dollar-based margin per gallon. This applies to both fuel and into-plane revenue. Our customers will occasionally move from one category to the other. Therefore, we believe discussing our fuel and non-fuel revenue and gross profit and the related key metrics on a combined basis provides a more meaningful analysis of our airport services business.

Gross profit decreased compared to the six months ended June 30, 2008, mainly due to lower general aviation volume and lower general aviation fuel margins. General aviation fuel volumes declined 22.0% as compared to the first six months of 2008. Total weighted average margins, including into-plane sales, decreased by 3.0%. Excluding the results from the Charter operations and Management Contracts business, which were sold in the second half of 2008, gross profit from other services (including hangar rentals, de-icing and miscellaneous services) decreased by 8.0% for the year, primarily due to lower de-icing revenue and hangar rent. The decline in hangar rent is due to lower transient traffic.

The slowing economy has contributed to a general decrease in corporate activity, resulting in a sharper reduction in business-related general aviation flight movements at our FBOs than recreation-related general aviation flight movements. The 8.3% decline in gross profit compared to the first quarter of 2009 is primarily due to typically lower seasonal activity at our FBOs with a strong recreational focus, as well as lack of de-icing activity during the second quarter.

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses is due primarily to integration synergies and the implementation of cost reduction initiatives. These cost savings were partially offset by a $2.4 million increase in the bad debt reserve in the first quarter of 2009 due to the deterioration of accounts receivable aging and $1.2 million in debt amendment costs incurred in February 2009. Our airport services business is further rationalizing its cost structure to offset any further declines in general aviation activity levels.

Goodwill Impairment

In accordance with SFAS No. 142, we performed an impairment test at the reporting unit level during the first six months of 2009. Goodwill is considered impaired when the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, as determined under a two step approach. Based on the testing performed, we recognized goodwill impairment charges of $53.2 million and $71.2 million for the quarter and six months ended June 30, 2009, principally related to underperformance at a limited number of sites.

Depreciation and Amortization

The increase in depreciation and amortization expense was due to non-cash asset impairment charges of $5.1 million and $30.8 million for the quarter and six months ended June 30, 2009, respectively, due to underperformance at a limited number of sites.

Interest Expense, Net

Interest expense increased despite a reduction of $44.6 million and $16.0 million of debt in the first and second quarter, respectively, due to the payment of $5.2 million and $1.6 million of swap breakage fees during the periods, respectively.

Aviation-Related Business: Airport Parking Business

Airport Parking Business

Key Factors Affecting Operating Results

•	lower revenue due to reduced traffic volumes resulting from the continued economic downturn and airline enplanement declines, offset, in part, by $1.3 million of revenue from a location acquired in the third quarter of 2008;
•	lower direct expenses from fuel cost savings and from cost reduction programs initiated by the business, excluding the $6.4 million of non-cash impairment charge to property, equipment, land and leasehold improvements in the first quarter of 2009; and
•	higher selling, general and administrative costs during the quarter primarily due to higher professional fees associated with credit facility defaults and restructuring activities and higher expenses related to corporate office relocation, partially offset by a state tax accrual in the second quarter of 2008.

	Quarter Ended June 30,		Change Favorable/(Unfavorable)		Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2009	2008			2009	2008
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Revenue	17,439	19,420	(1,981)	(10.2)	34,046	38,315	(4,269)	(11.1)
Direct expenses(1)	13,613	15,344	1,731	11.3	33,999	30,921	(3,078)	(10.0)
Gross profit	3,826	4,076	(250)	(6.1)	47	7,394	(7,347)	(99.4)
Selling, general and administrative expenses	3,032	2,912	(120)	(4.1)	5,256	5,606	350	6.2
Amortization of intangibles	—	727	727	NM	—	1,543	1,543	NM
Operating income (loss)	794	437	357	81.7	(5,209)	245	(5,454)	NM
Interest expense, net	(4,464)	(3,749)	(715)	(19.1)	(8,481)	(7,636)	(845)	(11.1)
Other (expense) income	(29)	(11)	(18)	(163.6)	474	61	413	NM
Unrealized (losses) gains on derivative instruments	(327)	81	(408)	NM	(327)	158	(485)	NM
Benefit for income taxes	1,204	1,270	(66)	(5.2)	5,277	2,771	2,506	90.4
Noncontrolling interest	1,213	273	940	NM	1,213	697	516	74.0
Net loss(2)	(1,609)	(1,699)	90	5.3	(7,053)	(3,704)	(3,349)	(90.4)
Reconciliation of net loss to EBITDA excluding non-cash items:
Net loss(2)	(1,609)	(1,699)			(7,053)	(3,704)
Interest expense, net	4,464	3,749			8,481	7,636
Benefit for income taxes	(1,204)	(1,270)			(5,277)	(2,771)
Depreciation(1)	862	1,289			8,113	2,559
Amortization of intangibles	—	727			—	1,543
Unrealized losses (gains) on derivative instruments	327	(81)			327	(158)
EBITDA excluding non-cash items	2,840	2,715	125	4.6	4,591	5,105	(514)	(10.1)

NM — Not meaningful

(1)	Includes depreciation expense of $862,000 and $1.3 million for the quarters ended June 30, 2009 and 2008, respectively, and $8.1 million and $2.6 million for the six month periods ended June 30, 2009 and 2008, respectively. Depreciation expense for the six months ended June 30, 2009 includes a non-cash impairment charge of $6.4 million.
(2)	Corporate allocation expense and other intercompany fees and the federal tax effect have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Aviation-Related Business: Airport Parking Business – (continued)

	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
	2009	2008		%	2009	2008		%
Operating Data:
Cars Out(1)	468,497	512,213	(43,716)	(8.5)	865,898	1,010,201	(144,303)	(14.3)
Average Revenue Per Car Out:	$36.41	$36.37	$0.04	0.1	$39.11	$36.31	$2.80	7.7
Average Overnight Occupancy(2)	17,674	23,270	(5,596)	(24.0)	16,773	22,552	(5,779)	(25.6)

(1)	Cars Out refers to the total number of customers exiting during the period.
(2)	Average Overnight Occupancy refers to aggregate average daily occupancy measured for all locations at the lowest point of the day and does not reflect turnover and intra-day activity.

Liquidity and Capital Resources

General

Our primary cash requirements include normal operating expenses, debt service, maintenance capital expenditures and debt principal payments. Our primary means of meeting these requirements is from cash generated by operating activities, although we could borrow against existing credit facilities or issue additional LLC interests.

In the past, we have distributed substantially all of our excess cash to shareholders, other than cash retained for prudent reserves in either our operating companies or our holding company. However, the current business downturn and the dislocation in the capital markets has caused us to suspend our quarterly cash distributions and retain cash that historically we would have distributed to shareholders. The additional cash is expected to buffer the Company against continued deterioration in the credit markets in particular and may be used to pay down holding company debt or outstanding debt of existing businesses.

As previously discussed, there is substantial doubt about our parking business’ ability to continue as a going concern and we have no intention of contributing any additional capital to this business. Creditors of this business do not have recourse to any assets of the Company or any assets of the Company’s other businesses, other than approximately $6.2 million in lease and interest rate swap guarantees as of August 6, 2009. There is one remaining interest rate swap payment of approximately $800,000. The interest rate swap expires September 15, 2009.

With the exception of our airport parking business, we believe that our businesses and holding company will have sufficient liquidity and capital resources with which to meet our future requirements, including our holding company and subsidiary debt obligations. We base our assessment of the sufficiency of our liquidity and capital resources on the following assumptions:

•	our businesses and investments overall generate, and will continue to generate, significant operating cash flow;
•	the ongoing maintenance capital expenditures associated with our businesses are modest and readily funded from their respective operating cash flow or available financing;
•	all significant short-term growth capital expenditures will be funded with cash on hand or from committed undrawn credit facilities; and
•	we will be able to refinance, extend and/or repay the principal amount of maturing debt on terms that can be supported by the cash flows from our businesses.

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

Liquidity and Capital Resources: General – (continued)

Our sources of cash to meet these obligations are as follows:

•	cash generated from our operations (see “Operating Activities” below);
•	refinancing our current credit facilities on or before maturity (see “Financing Activities” below); and
•	cash available from our undrawn credit facilities (see “Financing Activities” below).

Analysis of Consolidated Historical Cash Flows

	Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2009	2008
($ In Thousands)	$	$	$	%
Cash provided by operating activities	36,853	48,590	(11,737)	(24.2)
Cash used in investing activities	(12,084)	(74,213)	62,129	83.7
Cash (used in) provided by financing activities	(54,948)	14,610	(69,558)	NM

NM — Not meaningful

Consolidated

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

The decrease in consolidated cash provided by operating activities was due primarily to:

•	lower operating performance at our airport services and airport parking businesses;
•	increase in interest rate expense attributable to the interest rate swap breakage fees from the prepayment of the outstanding principal balance on the term loan debt from our airport services businesses; partially offset by
•	a reduction in working capital in 2009 compared to an increase in 2008.

As a prerequisite to obtaining financing for the airport parking business, in 2006 the Company guaranteed interest rate swap payments to be made monthly to a financial institution. As part of a forbearance agreement that the airport parking business has entered into with its lenders, the business ceased making its monthly swap payments effective June 2009 at which point the Company began to make payments under the guarantee. The Company made a swap payment of $810,000 in the second quarter of 2009, $1.7 million in payments in the third quarter to date and expects to make the final payment of approximately $800,000 in the third quarter of 2009.

Investing Activities

The decrease in consolidated cash used in investing activities was primarily due to:

•	the absence of acquisition activity in 2009; and
•	lower capital expenditures at our airport services business; partially offset by
•	no return in our investment in IMTT beyond the equity earnings reported in cash from operating activities.

Liquidity and Capital Resources: Consolidated – (continued)

Distributions from IMTT are reflected in our consolidated cash provided by operating activities only up to our 50% share of IMTT’s positive earnings. Amounts in excess of this, and any distributions when IMTT records a net loss, are reflected in our consolidated cash from investing activities. For the six months of 2009, $15.5 million of the equity income and $7.0 million in equity distributions were included in cash from operations. In the six months of 2008, $6.6 million of the $14.0 million dividends received were included in cash from operating activities and $7.4 million were included in investing activities.

Financing Activities

The decrease in consolidated cash (used in) provided by financing activities was primarily due to:

•	debt draw downs in the first quarter of 2008, primarily against the MIC Inc. revolving credit facility, to fund an acquisition;
•	debt repayment during 2009 at our airport services business; partially offset by
•	the suspension of distributions to shareholders in 2009.

MIC Inc. Revolving Credit Facility

The financial covenant requirements under our MIC Inc. revolving credit facility, and the calculation of these measures at June 30, 2009, were as follows:

•	Ratio of Debt to Consolidated Adjusted Cash from Operations < 5.6x (at June 30, 2009: 1.5x)
•	Ratio of Consolidated Adjusted Cash from Operations to Interest Expense > 2.0x (at June 30, 2009: 12.9x)
•	Minimum EBITDA (as defined in the facility) of > $100.0 million (at June 30, 2009: $180.2 million)

For a description of the material terms of the MIC Inc. revolving credit facility, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2008. As of March 31, 2009, the Company reclassified its revolving credit facility from long-term debt to current portion of long-term debt on the consolidated condensed balance sheet, due to its maturity on March 31, 2010. We plan to use cash generated from our energy-related businesses combined with existing available cash to prepay amounts under the facility. We believe that we will be able to refinance or extend the facility for the remaining balance on terms that can be supported by the performance of and cash flows from the businesses. As previously stated, we are exploring all options to repay the remaining amounts outstanding under this facility, including continuing initiatives to increase business level cash generation, asset sales or other potential sources of capital.

Energy-Related Businesses

Bulk Liquid Storage Terminal Business

The following analysis represents 100% of the cash flows of IMTT, which we believe is the most appropriate and meaningful approach to discussing the historical cash flow trends of IMTT, rather than just the composition of cash flows that are included in our consolidated cash flows. We account for our 50% ownership of this business using the equity method. When IMTT records a net loss, or pays distributions in excess of our share of its earnings, distributions we receive in excess of IMTT’s earnings are reflected in the consolidated cash flow used in investing activities. Through December 2008, we received a quarterly dividend of $7.0 million since completing our investment in May 2006. Cash from operating activities with respect to the quarters ended March 31, 2009 and June 30, 2009 has been retained to fund IMTT’s growth capital expenditures and is expected to contribute significantly to IMTT’s gross profit and EBITDA progressively over the next twelve months.

Energy-Related Business: Bulk Liquid Storage Terminal Business – (continued)

	Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2009	2008
($ In Thousands)	$	$	$	%
Cash provided by operating activities	66,836	41,624	25,212	60.6
Cash used in investing activities	(83,119)	(58,024)	(25,095)	(43.2)
Cash provided by financing activities	29,960	18,186	11,774	64.7

Operating Activities

Cash provided by operating activities at IMTT is generated primarily from storage rentals and ancillary services that are billed monthly and paid on various terms. Cash used in operating activities is mainly for payroll costs, maintenance and repair of fixed assets, utilities and professional services, interest payments and payments to tax jurisdictions. Cash provided by operating activities increased primarily due to improved operating results and partially due to an improvement in working capital in excess of 2008 improvements and timing differences in cash contributions to the IMTT pension plan.

Investing Activities

Cash used in investing activities relates primarily to capital expenditures discussed below. Capital expenditures decreased from $113.2 million in 2008 to $81.4 million in 2009 reflecting a reduction in growth capital expenditure as projects have been completed and a decrease in maintenance capital expenditures. However, cash used in investing activities in 2008 was decreased by $55.0 million of proceeds received from the sale of Gulf Opportunity Zone (“GO Zone”) bond investments that were held in escrow during 2008 which did not reoccur in 2009.

Maintenance Capital Expenditure

IMTT incurs maintenance capital expenditures to maintain the existing revenue-producing assets in good working order and prolong the useful lives or increase the service capacity of those revenue producing assets. Maintenance capital expenditures include the refurbishment of storage tanks, piping, and dock facilities, and environmental capital expenditure, principally in relation to improvements in containment measures and remediation.

During the six months ended June 30, 2009, IMTT spent $16.7 million on maintenance capital expenditures, including $14.5 million principally in relation to tank refurbishments and repairs to docks and other infrastructure and $2.2 million on environmental capital expenditures, principally in relation to improvements in containment measures and remediation.

In 2009, IMTT expects to spend a total of approximately $55.0 million on maintenance capital expenditures. IMTT anticipates that maintenance capital expenditures will increase in 2010 and remain at elevated levels at least through 2012 before moderating.

Growth Capital Expenditure

During the six months ended June 30, 2009, IMTT spent $49.3 million on growth projects, including $6.9 million in relation to the final elements of construction of the new bulk liquid chemical storage facility at Geismar, LA, $21.9 million principally for the on-going construction of new storage tanks at its other three sites in Louisiana and $16.2 million for on-going tank construction and refurbishment as well as improved infrastructure at its Bayonne, NJ facility. The balance of the expenditure was spent on specific expansion projects related to a number of smaller projects to improve the capabilities of IMTT’s facilities.

Energy-Related Business: Bulk Liquid Storage Terminal Business – (continued)

Since our investment in IMTT, the business has undertaken or committed to a total of $519.0 million in expansion projects and acquired the Joliet, IL facility for $18.5 million as shown in the following table.

	Incremental Capacity (Barrels Thousands)	Refurbished Capacity (Barrels Thousands)	Expenditure Cost ($ in Millions)	EBITDA ($ in Millions)(1)
Geismar	860	—	236.3	21.5
St. Rose/Gretna/Avondale	3,859	288	188.1	26.7
Bayonne	242	1,429	69.1	8.9
Quebec	704	—	30.3	5.1
All Other Projects	—	—	3.2	1.0
Joliet Acquisition	752	—	18.5	2.0
Adjustment for Capital Expenditure
Prior to MIC Investment(2)	—	—	(8.0)	—
Total	6,417	1,717	537.5	65.2

(1)	Represents projected increases in annualized EBITDA in the first year following completion of the project.
(2)	Represents capital expenditure costs prior to the Company’s investment in IMTT.

Capital projects completed across the terminals, including the acquisition of the Joliet, IL facility, through June 30, 2009 added and/or refurbished approximately 5.6 million barrels of storage capacity and contribute $45.3 million to gross profit and EBITDA on an annualized basis.

IMTT currently has ongoing growth projects for the construction of 1.8 million barrels of new storage capacity and associated infrastructure at St. Rose, LA, which are expected to be put into service in late 2009 through 2010, and the conversion of 0.8 million barrels of capacity and associated infrastructure at Bayonne, NJ, which are expected to be put into service by the end of 2009. Other smaller growth projects are also being pursued. On a combined basis, the projects under construction are expected to have a total cost of $133.8 million and are expected to contribute approximately $19.9 million to gross profit and EBITDA on an annualized basis. Of the total cost of IMTT’s current growth projects, $80.1 million remained to be spent as at June 30, 2009. Contracts with a term of between 4 and 10 years have been signed with customers for substantially all of the tanks being constructed/converted in LA and NJ. IMTT continues to review numerous additional attractive growth opportunities.

IMTT anticipates funding existing and new growth capital expenditures with a combination of its cash flow from operating activities, existing credit facilities and additional debt. On June 25, 2009, IMTT received a commitment letter to provide an additional $30.0 million of debt financing in the form of a floating rate term loan. The commitment is subject to final documentation, completion of due diligence and customary closing conditions. The new facility is expected to have the potential to be increased to $200.0 million depending on syndication and the needs of the business. Initial funding of the $30.0 million is expected during August 2009. The proceeds will be used to finance a portion of the projects noted above.

Terms of the additional facility would include an interest rate of LIBOR plus an average margin of 4.0% and a tenor of three years. The business is evaluating opportunities to hedge the floating rate element through interest rates swaps or caps.

The availability of the term loan reduces the demand on cash from operating activities to fund growth capital expenditures. As a result, we are in discussions with our co-shareholder about the use of the unallocated cash flows and may conclude that IMTT has the capacity to undertake additional projects, to make distributions (starting in 2010), or both.

Energy-Related Business: Bulk Liquid Storage Terminal Business – (continued)

Financing Activities

Cash flows from financing activities increased primarily due to lower dividend payments in 2009 and increases in debt draw downs used to fund growth capital expenditure, offset by repayment of shareholder loans.

The financial covenant requirements under IMTT’s credit facilities, and the calculation of these measures at quarter end, were as follows:

USD Revolving Credit Facility	CAD Revolving Credit Facility
Debt to EBITDA Ratio: Max 4.75x	Debt to EBITDA Ratio: Max 4.75x
(at June 30, 2009: 3.69x)	(at June 30, 2009: 3.69x)
EBITDA to Interest Ratio: Min 3.00x	EBITDA to Interest Ratio: Min 3.00x
(at June 30, 2009: 7.46x)	(at June 30, 2009: 7.46x)

For a description of the material terms of IMTT’s credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2008. We have not had any material changes to these credit facilities since February 27, 2009, our 10-K filing date.

Gas Production and Distribution Business

	Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2009	2008
($ In Thousands)	$	$	$	%
Cash provided by operating activities	11,831	8,011	3,820	47.7
Cash used in investing activities	(3,497)	(4,200)	703	16.7
Cash provided by financing activities	—	3,250	(3,250)	NM

NM — Not meaningful

Operating Activities

The main drivers for cash provided by operating activities are customer receipts offset by timing of payments for fuel, materials, pipeline repairs, vendor services and supplies, payroll and benefit costs, revenue-based taxes and payment of administrative costs. Our customers are generally billed monthly and make payments on account. Our vendors and suppliers generally bill us when services are rendered or when products are shipped. The increase from 2008 to 2009 was primarily due to improved operating results.

Investing Activities

Cash used in investing activities primarily comprises capital expenditures. Capital expenditures for the non-utility business are funded by cash from operating activities and capital expenditures for the utility business are funded by drawing on credit facilities as well as cash from operating activities.

Maintenance Capital Expenditure

Maintenance capital expenditures include replacement of pipeline sections, improvements to our transmission system and synthetic natural gas, or SNG, plant, improvements to buildings and other property and the purchases of vehicles and equipment.

Growth Capital Expenditure

Growth capital expenditures include the purchases of meters, regulators and propane tanks for new customers, the cost of installing pipelines for new residential and commercial construction and the costs of new commercial energy projects.

Energy-Related Business: Gas Production and Distribution Business – (continued)

The following table sets forth information about capital expenditures in our gas production and distribution business:

	Maintenance	Growth
Six months ended June 30, 2008	$2.4 million	$2.0 million
Six months ended June 30, 2009	$1.3 million	$2.3 million
2009 full year projected	$3.7 million	$4.3 million
Commitments at June 30, 2009	$51,000	$185,000

We expect to fund approximately 60% of our total 2009 capital expenditures with available credit facilities that relate to the utility operations. 2009 capital expenditures are expected to be lower than previous years due to deferral of several large projects until the economic outlook improves.

Financing Activities

The main drivers for cash from financing activities are debt financings for capital expenditures and the repayment of outstanding credit facilities. The change from 2008 to 2009 was due primarily to the timing of borrowings to fund capital expenditures.

The financial covenants under the business’ credit facility are as follows:

•	12 mo. look-forward and 12 mo. look-backward EBITDA/interest > 3.5x (distribution lock-up) and > 2.5x (debt default threshold). The ratio at June 30, 2009 was 8.83x.

The terms and conditions for the credit facilities include events of default, covenants and representations and warranties that are generally customary for facilities of this type. The facility also requires mandatory repayment if we or another entity managed by the Macquarie Group fails to either own 75% of the respective borrowers or control the management and policies of the respective borrowers. The HPUC, in approving our acquisition of the gas production and distribution business, required that consolidated debt to total capital for HGC Holdings not exceed 65%. The ratio was 60% at June 30, 2009.

TGC also has an uncommitted unsecured short-term borrowing facility of $7.5 million that was renewed during the second quarter of 2009. This credit line is being used for working capital needs; no amounts were outstanding as of June 30, 2009.

For a description of the material terms of the gas production and distribution business’ credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2008. We have not had any material changes to these credit facilities since February 27, 2009, our 10-K filing date.

District Energy Business

	Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2009	2008
($ In Thousands)	$	$	$	%
Cash provided by operating activities	4,841	5,932	(1,091)	(18.4)
Cash used in investing activities	(3,403)	(1,967)	(1,436)	(73.0)
Cash provided by (used in) financing activities	2,686	(321)	3,007	NM

NM — Not meaningful

Energy-Related Business: District Energy Business – (continued)

Operating Activities

Cash provided by operating activities is primarily driven by customer receipts for services provided and for leased equipment, the timing of payments for electricity and vendor services or supplies and the payment of payroll and benefit costs. The decline in cash provided by operating activities was primarily due to higher new customer reimbursements for costs to connect to our system in 2008 compared to 2009 and the timing of payments to vendors. The cash contribution from operating results was relatively flat period over period.

Investing Activities

Cash used in investing activities mainly comprises capital expenditures, which are generally funded by drawing on available credit facilities. Cash used in investing activities in 2008 and 2009 funded growth capital expenditures for new customer connections and plant expansion.

Maintenance Capital Expenditure

We expect to spend up to $1.0 million per year on capital expenditures relating to the replacement of parts, system reliability, customer service improvements and minor system modifications. Maintenance capital expenditures will be funded from available credit facilities and cash from operating activities.

Growth Capital Expenditure

The following table summarizes growth capital expenditures committed by our district energy business as well as the gross profit and EBITDA expected to be generated by those expenditures. Of the $28.0 million total, approximately $17.2 million, or 61%, has been spent as of June 30, 2009.

	Capital Expenditure Cost ($ Millions)	Gross Profit/ EBITDA ($ Millions)(1)	Expected Date
Chicago Plant and Distribution System Expansion	7.7
New Chicago Customer Connections and Minor System Modifications	6.6
	14.3	4.9	2007 – 2011
Chicago Plant Renovation and Expansion	11.0	1.3	2010 – 2011
Las Vegas System Expansion	2.7	0.3	2010
Total	28.0	6.5

(1)	Represents projected increases in annualized EBITDA in the first year following completion of the project.

New customers will typically reimburse us for a substantial portion of expenditures related to connecting them to our system, thereby reducing the impact of this element of capital expenditure. In addition, new customers generally have up to two years after their initial service date to increase capacity up to their final contracted tons which may defer a small portion of the expected gross profit and EBITDA. We anticipate that the expanded capacity sold to new or existing customers will be under contract or subject to letters of intent prior to us committing to the capital expenditure. Since our acquisition of the district energy business, we have signed contracts with eleven new customers representing approximately 80% of expected additional gross profit and EBITDA relating to the Chicago projects in the table above.

We expect to fund the capital expenditures for system expansion and interconnection by drawing on available credit facilities.

Energy-Related Business: District Energy Business – (continued)

The following table sets forth information about capital expenditures in our district energy business:

	Maintenance	Growth
Six months ended June 30, 2008	$364,000	$1.6 million
Six months ended June 30, 2009	$175,000	$3.2 million
2009 full year projected	$1.0 million	$14.0 million
Commitments at June 30, 2009	$298,000	$838,000

Financing Activities

The increase in cash provided by (used in) financing activities is primarily due to $3.0 million of borrowings on our credit facility in 2009 to finance growth capital expenditures.

The financial covenants under the business’ credit facility are as follows:

•	Backward Interest Coverage Ratio > 1.5x (distribution lock-up) and > 1.2x (debt default threshold). The ratio at June 30, 2009 was 2.2x.
•	Leverage Ratio (funds from operations less interest expense to net debt) for the previous 12 months equal to or greater than 5.5% (distribution lock-up) and 4.0% (debt default threshold) in years 1 and 2 and thereafter equal to or greater than 6.0% (distribution lock-up). The ratio at June 30, 2009 was 10.9%.

For a description of the material terms of district energy business’ credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2008. We have not had any material changes to these credit facilities since February 27, 2009, our 10-K filing date.

Aviation-Related Businesses

Airport Services Business

	Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2009	2008
($ In Thousands)	$	$	$	%
Cash provided by operating activities	25,576	43,868	(18,292)	(41.7)
Cash used in investing activities	(4,872)	(60,760)	55,888	92.0
Cash (used in) provided by financing activities(1)	(57,548)	15,464	(73,012)	NM

NM — Not meaningful

(1)	During the first quarter of 2009, we provided our airport services business with a capital contribution of $50.0 million to pay down $44.6 million of debt and used the remainder of the capital contribution to pay interest rate swap breakage fees and expenses. In the first quarter of 2008, we provided out airport services business with $41.9 million of funding, which was used to pay for the acquisition of SevenBar FBOs (reflected above in cash used in investing activities) and to pre-fund integration costs.

In response to the slowing of the overall economy and the recent decline in general aviation activity, we have undertaken to reduce the indebtedness of our airport services business. In cooperation with our lenders, we amended the terms of the loan agreement of our airport services business. The amendment was executed on February 25, 2009. The revised terms are outlined in “Liquidity and Capital Resources”, Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 27, 2009.

Aviation-Related Business: Airport Services Business – (continued)

Operating Activities

Operating cash at our airport services business is generated from sales transactions primarily paid by credit cards. Some customers are extended payment terms and billed accordingly. Cash is used in operating activities mainly for payments to vendors of fuel, aircraft services and professional services, as well as payroll costs and payments to tax jurisdictions. Cash provided by operating activities decreased mainly due to:

•	a decline in gross profit resulting from lower general aviation activity; and
•	increased interest expense primarily due to interest rate swap breakage fees associated with the prepayment of the term loan debt; partially offset by
•	reduced levels of working capital, reflecting decreased general aviation activities.

Investing Activities

Cash used in investing activities relates primarily to our acquisitions and capital expenditures. Decrease in cash used in investing activity is primarily due to the SevenBar acquisition in March of 2008 and lower capital expenditures in the first half of 2009.

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

Growth Capital Expenditure

Growth capital expenditures are incurred primarily in connection with lease extensions and only where we expect to receive an appropriate return relative to our cost of capital. Historically these expenditures have included development of hangars, terminal buildings and ramp upgrades. We have funded these projects through our growth capital expenditure facility.

The following table sets forth information about capital expenditures in our airport services business:

	Maintenance	Growth
Six months ended June 30, 2008	$5.2 million	$14.8 million
Six months ended June 30, 2009	$1.5 million	$3.4 million
2009 full year projected	$3.5 million	$6.4 million
Commitments at June 30, 2009	$305,000	$206,000

The decreased growth capital expenditures in 2009 primarily relates to the construction of a new hangar at the San Jose FBO and a ramp repair and extension at our Teterboro location that were completed in 2008. We expect growth capital expenditures to be $6.4 million in 2009 and $1.0 million in 2010.

The decreases in maintenance capital expenditures are primarily due to the elimination of non-essential maintenance capital expenditures in response to the overall soft economic conditions.

Financing Activities

During the first quarter of 2009, the Company provided the business with a capital contribution of $50.0 million. The business paid down $44.6 million of debt and used the remainder of the capital contribution to pay interest rate swap breakage fees.

In the second quarter of 2009, per the revised terms of the loan agreement, we used approximately $17.5 million of excess cash flow from our airport services business to prepay $16.0 million of the outstanding principal balance of the term loan debt and $1.5 million in interest rate swap breakage fees.

Aviation-Related Business: Airport Services Business – (continued)

On August 3, 2009, our airport services business used $6.6 million of free cash flow from the second quarter of 2009 to prepay $6.0 million of the outstanding principal balance of the term loan debt and $563,000 million of interest rate swap breakage fees.

We expect to apply all excess cash flow from the business to prepay additional debt principal for the foreseeable future. We believe that, based on the business’s current performance and further anticipated reductions in expenses, cash generation from the business will be sufficient to meet debt service obligations and the business will remain in compliance with financial covenants through the maturity of the debt without any further equity contribution from the Company.

The financial covenant requirements under the airport services business’ credit facility, and the calculation of these measures at quarter end, were as follows:

•	Debt Service Coverage Ratio > 1.2x (default threshold). The ratio at June 30, 2009 was 1.84x.
•	Leverage Ratio debt to adjusted EBITDA for the trailing twelve months < 8.25x (default threshold). The ratio at June 30, 2009 was 7.73x

For a description of the material terms of the airport services business’ credit facility, see “Liquidity and Capital resources” in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2008. We have not had any material changes to these credit facility since February 27, 2009, our 10-K filing date.

Airport Parking Business

	Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2009	2008
($ In Thousands)	$	$	$	%
Cash used in operating activities	(2,909)	(38)	(2,871)	NM
Cash used in investing activities	(312)	(13,998)	13,686	97.8
Cash provided by (used in) financing activities	2,513	(421)	2,934	NM

NM — Not meaningful

The results of operations and financial condition of our airport parking business have suffered in the wake of continuing declines in commercial enplanements and reduced consumer spending. Our airport parking business has $201.2 million of total debt due on or before September 2009, secured by the assets and other collateral of this business. It is in default on its debt and does not have sufficient liquidity or capital resources to repay or refinance this debt.

The business signed a forbearance agreement with the lenders under its primary credit facility on June 10, 2009 that expires on August 31, 2009. Material terms of the forbearance agreement are that during the forbearance period:

•	lenders forbear from exercising rights and remedies for certain designated defaults including any breaches of certain financial covenants and the non-payment of interest;
•	interest will accrue at the current interest rate (LIBOR plus 190 basis points) and will be deferred and capitalized;
•	payments on the swap rate agreement will not be made by the airport parking business;
•	the business cannot sell, lease or dispose of assets or properties or incur debt, in each case, other than in the ordinary course of business; and
•	certain limitations on capital expenditures and other payments, including to the Company.

Aviation-Related Business: Airport Parking Business – (continued)

The forbearance agreement will expire or be terminated at the earliest of August 31, 2009 or the date that the business is in default under the agreement, an event of default occurs under the underlying credit facility (other than as a result of a default covered by the forbearance agreement) or creditors exercise rights or remedies with respect to debt of the business in excess of $500,000 or such debt is accelerated.

There is substantial doubt regarding the business’ ability to continue as a going concern. The business has engaged financial advisors to actively solicit a sale of the business. A group of prospective purchasers has begun due diligence. The business is working cooperatively with its lenders to pursue strategic alternatives, including asset sales, restructuring plans or filing for protection under bankruptcy laws.

Operating Activities

Cash used in operating activities is primarily driven by customer receipts, timing of payments for rent, repairs and maintenance, fuel for shuttle buses, and payroll and benefits. Through the six months ended June 30, 2009 the airport parking business used $2.9 million of cash on hand to fund operating activities. At June 30, 2009 the business had $3.3 million in cash on its balance sheet.

Investing Activities

Cash used in investing activities is primarily driven by maintenance capital expenditures which include fleet replacements, site repairs and IT equipment. For the quarter and six months ended June 30, 2009, the airport parking business spent $109,000 and $312,000, respectively, on maintenance capital expenditures reflecting ongoing deferral of non-essential items and elimination of growth capital expenditures.

The following table sets forth information about capital expenditures in our airport parking business:

Maintenance
Six months ended June 30, 2008	$994,000
Six months ended June 30, 2009	$312,000
2009 full year projected	$750,000
Commitments at June 30, 2009	—

Financing Activities

Cash provided by financing activities is comprised primarily of the release of $3.3 million of previously restricted cash during the first six months of 2009 offset by payments on smaller debt facilities and capital lease obligations. The cash had been restricted by the lenders in support of the liquidity covenant under the business’ primary credit facility but, in consultation with the lenders, the business released the cash to be used to fund operations.

For a description of the material terms of the airport parking business’ primary credit facility, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Commitments and Contingencies

At June 30, 2009 there were no material changes in our future commitments and contingencies from December 31, 2008, except for the reclassification of the MIC Inc. revolving credit facility and the mandatory prepayment we expect to make under the cash sweep terms of the airport services business’ credit facility from long-term debt to current portion of long-term debt in our consolidated condensed balance sheet. The current portion of long-term debt at June 30, 2009 is comprised of $201.2 million for the airport parking business, $66.4 million for MIC Inc. and $44.9 million for the airport services business.

On February 25, 2009, we amended our airport services business’ credit facility to provide for additional financial flexibility over the near and medium term. Under the amended terms, we will apply all excess cash flow from the business to the prepayment of debt principal for the foreseeable future. Actual prepayment amounts in the periods beginning June 30, 2010 through the maturity of the facility will depend on the performance of the business and therefore the business is not able to accurately estimate future prepayments at this time. In the second quarter of 2009, per the revised terms of the loan agreement, we used approximately $17.5 million of excess cash flow from our airport services business to prepay $16.0 million of the outstanding principal balance of the term loan debt and $1.5 million in interest rate swap breakage fees.

On August 3, 2009, the airport services business used $6.6 million of excess cash flow from the second quarter of 2009 to prepay $6.0 million of the outstanding principal balance of the term loan debt and $563,000 in interest rate swap breakage fees.

See Note 8, “Long-Term Debt”, to our consolidated condensed financial statements in Part I, Item of this Form 10-Q for further discussion.

At June 30, 2009, we did not have any outstanding material purchase obligations. For a discussion of our other future obligations, due by period, under the various contractual obligations, off-balance sheet arrangements and commitments, please see “Liquidity and Capital Resources — Commitments and Contingencies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on February 27, 2009. We have not had any material changes to our commitments except as discussed above.

In addition, at June 30, 2009, we did not have any material reserves for contingencies. We have other contingencies, including pending threatened legal and administrative proceedings that are not reflected at this time as they are not ascertainable.

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

Item 4. Controls and Procedures

Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009. There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the six months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

See Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31 2008, filed with the SEC on February 27, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

As previously disclosed, a $195.0 million credit facility in our airport parking business matures on September 9, 2009 and it is highly unlikely that we will be able to refinance or repay this indebtedness at or prior to its maturity. The business is currently in default under certain financial and other covenants and has entered into a forbearance agreement with its lenders as described under “Item 2. Management’s Discussion of Financial Condition and Results of Operations — Liquidity and Capital Resources — Airport Parking Business” above.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of holders of LLC interests of the Company, or stockholders, was held on June 4, 2009.

The stockholders voted on proposals to elect three directors to the board of directors of the company, to ratify the appointment of KPMG LLP as independent auditors and to approve an amendment to the Company’s management services agreement. The stockholders’ vote ratified the appointment of the independent auditors. All nominees for election to the board of directors were elected to the terms of office set forth in the Proxy Statement dated April 21, 2009. In addition, John Roberts continues to serve as chairman of the board of directors and Stephen Mentzines continues to serve as alternate chairman, both having been appointed by our Manager under the terms of the management services agreement between our Manager, the Company and the Company’s direct subsidiaries. Stockholders did not vote in sufficient numbers to approve the amendment to the management services agreement.

The number of votes cast for, against or withheld, and the number of abstentions with respect to each proposal, is set forth below. The Company’s independent inspectors of election reported the vote of the stockholders as follows:

	For	Against/ Withheld	Abstain	Broker Non-Vote
Election of Directors:
Nominee:
Norman H. Brown, Jr.	35,848,288	1,753,911	*	*
George W. Carmany, III	35,823,904	1,778,295	*	*
William H. Webb	35,858,356	1,743,843	*	*
Ratification of Independent Auditors:	37,129,651	359,916	112,632	*
Amendment to the Management Services Agreement	14,866,041	465,826	400,008	21,870,324

*	Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

An exhibit index has been filed as part of this Report on page E-1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACQUARIE INFRASTRUCTURE COMPANY LLC
Dated: August 6, 2009	By: /s/ James Hooke Name: James Hooke Title: Chief Executive Officer
Dated: August 6, 2009	By: /s/ Todd Weintraub Name: Todd Weintraub Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Forbearance Agreement, dated as of June 10, 2009, among Parking Company of America Airports, LLC, Parking Company of America Airports Phoenix, LLC, PCAA SP, LLC, PCA Airports, Ltd., PCAA Parent, LLC, Dekabank Deutsche Girozentrale, Deutsche Hypothekenbank AG, ING Real Estate Finance (USA) LLC, Capmark Finance, Inc. and Capmark Structured Real Estate, Ltd., with respect to the Loan Agreement dated as of September 1, 2006, as amended.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith.

E-1