Form 10-Q
period 2009-09-30
Macquarie Infrastructure CO LLC
filed 2009-11-05
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 45,112,604 limited liability company interests without par value outstanding at November 4, 2009.

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

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED BALANCE SHEETS
($ In Thousands, Except Share Data)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$56,217	$68,231
Restricted cash	2,452	1,063
Accounts receivable, less allowance for doubtful accounts of $2,167 and $2,230, respectively	54,495	62,240
Dividends receivable	—	7,000
Other receivables	20	132
Inventories	14,762	15,968
Prepaid expenses	9,096	9,156
Deferred income taxes	3,774	3,774
Land – available for sale	—	11,931
Income tax receivable	—	489
Other	11,203	13,440
Total current assets	152,019	193,424
Property, equipment, land and leasehold improvements, net	663,555	673,981
Restricted cash	16,016	19,939
Equipment lease receivables	34,031	36,127
Investment in unconsolidated business	201,585	184,930
Goodwill	516,182	586,249
Intangible assets, net	760,050	812,184
Deferred financing costs, net of accumulated amortization	18,385	23,383
Other	3,052	4,033
Total assets	$2,364,875	$2,534,250

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED BALANCE SHEETS — (continued)
($ In Thousands, Except Share Data)

	September 30, 2009	December 31, 2008
	(Unaudited)
LIABILITIES AND MEMBERS’/STOCKHOLDERS’ EQUITY
Current liabilities:
Due to manager – related party	$1,696	$3,521
Accounts payable	49,173	47,886
Accrued expenses	27,750	29,448
Current portion of notes payable and capital leases	9,585	2,724
Current portion of long-term debt	315,549	201,344
Fair value of derivative instruments	50,228	51,441
Customer deposits	5,673	5,457
Other	9,382	10,785
Total current liabilities	469,036	352,606
Notes payable and capital leases, net of current portion	1,990	2,274
Long-term debt, net of current portion	1,152,985	1,327,800
Deferred income taxes	51,998	65,042
Fair value of derivative instruments	64,507	105,970
Other	46,869	46,297
Total liabilities	1,787,385	1,899,989
Commitments and contingencies	—	—
Members’/stockholders’ equity:
LLC interests, no par value; 500,000,000 authorized; 45,112,604 LLC interests issued and outstanding at September 30, 2009 and 44,948,694 LLC interests issued and outstanding at December 31, 2008	958,258	956,956
Accumulated other comprehensive loss	(53,630)	(97,190)
Accumulated deficit	(331,260)	(230,928)
Total members’/stockholders’ equity	573,368	628,838
Noncontrolling interests	4,122	5,423
Total equity	577,490	634,261
Total liabilities and equity	$2,364,875	$2,534,250

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
($ In Thousands, Except Share and per Share Data)

	Quarter Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Revenue
Revenue from product sales	$103,017	$152,060	$281,639	$478,219
Revenue from product sales – utility	26,056	36,060	67,637	97,317
Service revenue	72,264	87,714	214,614	263,171
Financing and equipment lease income	1,190	1,164	3,587	3,537
Total revenue	202,527	276,998	567,477	842,244
Costs and expenses
Cost of product sales	61,349	109,801	160,624	337,819
Cost of product sales – utility	19,406	31,161	50,016	82,175
Cost of services	26,562	33,070	82,701	98,615
Selling, general and administrative	54,782	57,426	167,468	182,928
Fees to manager – related party	1,639	2,737	2,952	11,872
Goodwill impairment	—	—	71,200	—
Depreciation	7,177	7,101	29,597	20,139
Amortization of intangibles	9,126	10,563	51,923	32,206
Total operating expenses	180,041	251,859	616,481	765,754
Operating income (loss)	22,486	25,139	(49,004)	76,490
Other income (expense)
Interest income	8	268	116	1,038
Interest expense	(24,639)	(26,114)	(81,861)	(77,616)
Equity in earnings and amortization charges of investees	1,178	4,051	16,655	10,603
Loss on derivative instruments	(17,371)	(765)	(29,872)	(1,651)
Other income, net	269	6	1,693	661
Net (loss) income before income taxes and noncontrolling interests	(18,069)	2,585	(142,273)	9,525
(Provision) benefit for income taxes	(327)	(2,254)	41,021	(3,254)
Net (loss) income before noncontrolling interests	(18,396)	331	(101,252)	6,271
Net loss attributable to noncontrolling interests	(48)	(167)	(920)	(575)
Net (loss) income	$(18,348)	$498	$(100,332)	$6,846
Basic (loss) earnings per share:	$(0.41)	$0.01	$(2.23)	$0.15
Weighted average number of shares outstanding: basic	45,006,771	44,948,694	44,969,093	44,942,859
Diluted (loss) earnings per share:	$(0.41)	$0.01	$(2.23)	$0.15
Weighted average number of shares outstanding: diluted	45,006,771	44,962,809	44,969,093	44,955,236
Cash distributions declared per share	$—	$0.645	$—	$1.925

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
($ In Thousands)

	Nine Months Ended
	September 30, 2009	September 30, 2008
Operating activities
Net (loss) income before noncontrolling interests	$(101,252)	$6,271
Adjustments to reconcile net (loss) income before noncontrolling interests to net cash provided by operating activities:
Non-cash goodwill impairment	71,200	—
Depreciation and amortization of property and equipment	43,227	28,359
Amortization of intangible assets	51,923	32,206
Equity in earnings and amortization charges of investees	(16,655)	(10,603)
Equity distributions from investees	7,000	10,603
Amortization of debt financing costs	4,998	4,941
Non-cash derivative loss, net of non-cash interest expense	29,872	1,897
Base management fee to be settled in LLC interests	1,639	—
Equipment lease receivable, net	2,009	1,621
Deferred rent	1,265	1,535
Deferred taxes	(41,892)	1,904
Other non-cash expenses, net	167	658
Changes in other assets and liabilities, net of acquisitions:
Restricted cash	(756)	24
Accounts receivable	7,188	(3,436)
Inventories	776	(2,027)
Prepaid expenses and other current assets	2,830	4,944
Due to manager – related party	(2,613)	(2,958)
Accounts payable and accrued expenses	1,655	(110)
Income taxes payable	(537)	(1,530)
Other, net	(2,635)	828
Net cash provided by operating activities	59,409	75,127
Investing activities
Acquisitions of businesses and investments, net of cash acquired	—	(53,338)
Proceeds from sale of investment, net of cash divested	—	1,861
Purchases of property and equipment	(19,981)	(52,587)
Return of investment in unconsolidated business	—	10,397
Other	115	223
Net cash used in investing activities	(19,866)	(93,444)

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS — (continued)
(Unaudited)
($ In Thousands)

	Nine Months Ended
	September 30, 2009	September 30, 2008
Financing activities
Proceeds from long-term debt	10,000	5,000
Proceeds from line of credit facilities	9,250	87,800
Offering and equity raise costs paid	—	(65)
Distributions paid to holders of LLC interests	—	(86,520)
Distributions paid to noncontrolling interests	(381)	(363)
Payment of long-term debt	(72,859)	(120)
Debt financing costs paid	—	(1,874)
Change in restricted cash	3,292	(501)
Payment of notes and capital lease obligations	(859)	(1,629)
Net cash (used in) provided by financing activities	(51,557)	1,728
Net change in cash and cash equivalents	(12,014)	(16,589)
Cash and cash equivalents, beginning of period	68,231	57,473
Cash and cash equivalents, end of period	$56,217	$40,884
Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$209	$1,226
Acquisition of equipment through capital leases	$129	$490
Issuance of LLC interests to manager for payment of base management fee	$851	$—
Issuance of LLC interests to independent directors	$450	$450
Taxes paid	$1,167	$3,044
Interest paid	$72,265	$73,148

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
(ii)	a gas production and distribution business — a full-service gas energy company, makes gas products and services available in Hawaii; and
(iii)	a district energy business — operates the largest district cooling system in the U.S. and serves various customers in Chicago, Illinois and Las Vegas, Nevada.

The Aviation-Related Businesses:

(i)	an airport services business — operates a network of fixed base operations, or FBOs, in the U.S., which provide products and services like fuel and aircraft parking for owners and operators of private jets; and
(ii)	an airport parking business — provides off-airport parking services in the U.S., with 31 facilities in 20 major airport markets.

During the year ended December 31, 2008, the Company completed the following acquisitions:

•	On March 4, 2008, the Company completed the acquisition of 100% of the equity in entities that own and operate three FBOs in Farmington and Albuquerque, New Mexico and Sun Valley, Idaho, collectively referred to as “SevenBar.”
•	On July 31, 2008, the Company completed the acquisition of the Newark SkyPark airport parking facility, an off-airport parking facility at Newark Liberty International Airport in New Jersey.

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

2. Basis of Presentation

The unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of consolidated condensed financial statements in conformity with GAAP requires estimates and assumptions. Management evaluates these estimates and judgments on an ongoing basis. Actual results may differ from the estimates and assumptions used in the financial statements and notes. Operating results for the quarter and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

3. New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Codification (ASC) 825-10-65 Financial Instruments (formerly FSP SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”). This guidance requires disclosures about the fair value of financial instruments for interim reporting periods in addition to the current requirement to make disclosure in annual financial statements. This guidance also requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments and description of changes in the method and significant assumptions.

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and variable rate senior debt, are carried at cost, which approximates their fair value because of either the short-term maturity, or variable or competitive interest rates assigned to these financial instruments.

In February 2008, the FASB issued ASC 820 Fair Value Measurements and Disclosures (formerly FSP SFAS No. 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under SFAS No. 13”, and FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157”) affecting the implementation of SFAS No. 157. This guidance excludes ASC 840-10 Leases (formerly SFAS No. 13, “Accounting for Leases”), and other accounting pronouncements that address fair value measurements under SFAS No. 13 from the scope of SFAS No. 157. However, the scope of this exception does apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value in accordance with ASC 805-10 Business Combinations (formerly SFAS No. 141(R), “Business Combinations”) regardless of whether those assets and liabilities are related to leases. This guidance delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. On January 1, 2009, the Company adopted SFAS No. 157 for all nonfinancial assets and liabilities. Major categories of nonfinancial assets and liabilities to which this accounting standard applies include, but are not limited to, the Company’s property, equipment, land and leasehold improvements, intangible assets and goodwill. See Note 7, “Nonfinancial Assets Measured at Fair Value”, for further discussion.

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

3. New Accounting Pronouncements  – (continued)

In March 2008, the FASB issued ASC 815-10 Derivatives and Hedging (formerly SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133”), which requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments; how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments. This guidance is effective for periods beginning after November 15, 2008. The Company adopted this guidance on January 1, 2009. Since this guidance requires only additional disclosures concerning derivatives and hedging activities, the adoption did not have a material impact on the Company’s financial results of operations and financial condition. See Note 9, “Derivative Instruments”, for further discussion.

In December 2007, the FASB revised ASC 805-10 Business Combinations (formerly SFAS No. 141(R)). The revised standard includes various changes to the business combination rules. Some of the changes include immediate expensing of acquisition-related costs rather than capitalization, and 100% of the fair value of assets and liabilities acquired being recorded, even if less than 100% of a controlled business is acquired. This guidance is effective for business combinations consummated in periods beginning on or after December 15, 2008. For any business combinations completed after January 1, 2009, the Company expects the revised standard to have the following material impacts on its financial statements compared with previously applicable business combination rules: (1) increased selling, general and administrative costs due to immediate expensing of acquisition costs, resulting in lower net income; (2) lower cash provided by operating activities and lower cash used in investing activities in the statements of cash flows due to the immediate expensing of acquisition costs, which under previous rules were included as cash out flows in investing activities as part of the purchase price of the business; and (3) 100% of fair values recorded for assets and liabilities including noncontrolling interests of a controlled business on the balance sheet resulting in larger assets, liability and equity balances compared with previous business combination rules.

On January 1, 2009, the Company adopted this guidance. Although the Company did not complete any new business combinations during the first nine months of 2009, the Company used the guidance from this pronouncement to perform goodwill impairment analysis. See Note 7, “Nonfinancial Assets Measured at Fair Value”, for further discussion.

4. (Loss) Earnings Per Share

Following is a reconciliation of the basic and diluted number of shares used in computing (loss) earnings per share:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted average number of shares outstanding: basic	45,006,771	44,948,694	44,969,093	44,942,859
Dilutive effect of restricted stock unit grants	—	14,115	—	12,377
Weighted average number of shares outstanding: diluted	45,006,771	44,962,809	44,969,093	44,955,236

The effect of potentially dilutive shares for the quarter and nine months ended September 30, 2008 is calculated by assuming that 14,115 restricted stock unit grants provided to the independent directors on May 27, 2008 had been fully converted to shares on that date. These stock unit grants, along with the 128,205 restricted stock unit grants provided to the independent directors on June 4, 2009, were anti-dilutive for the quarter and nine months ended September 30, 2009, due to the Company’s net loss for those periods.

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

5. Property, Equipment, Land and Leasehold Improvements

Property, equipment, land and leasehold improvements at September 30, 2009 and December 31, 2008 consist of the following ($ in thousands):

	September 30, 2009	December 31, 2008
Land(1)	$71,899	$56,039
Easements	5,624	5,624
Buildings	29,728	34,128
Leasehold and land improvements	327,441	301,623
Machinery and equipment	335,046	321,240
Furniture and fixtures	10,860	9,952
Construction in progress	16,038	48,520
Property held for future use	1,561	1,540
	798,197	778,666
Less: accumulated depreciation	(134,642)	(104,685)
Property, equipment, land and leasehold improvements, net(2)	$663,555	$673,981

(1)	The September 30, 2009 Land balance includes $11.9 million previously classified in the consolidated balance sheet as Land-available for sale at the airport parking business. See Note 8, “Long-Term Debt”, for further discussion of the material terms of the forbearance agreement relating to this business’ assets.
(2)	Includes $1.1 million and $2.1 million of capitalized interest for the nine months ended September 30, 2009 and the year ended December 31, 2008, respectively.

The Company recognized non-cash impairment charges primarily relating to leasehold and land improvements, buildings, machinery and equipment and furniture and fixtures, which are summarized below for the following businesses ($ in thousands):

	Nine Months Ended September 30, 2009(1)	Quarter and Year Ended December 31, 2008(1)
Airport Services(2)	$7,521	$13,754
Airport Parking(3)	6,385	19,145
Total	$13,906	$32,899

(1)	There were no impairment charges recorded in the third quarter of 2009 and 2008.
(2)	Reported in depreciation expense in the consolidated condensed statement of operations.
(3)	Reported in cost of services in the consolidated condensed statement of operations.

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

6. Intangible Assets

Intangible assets at September 30, 2009 and December 31, 2008 consist of the following ($ in thousands):

	Weighted Average Life (Years)	September 30, 2009	December 31, 2008
Contractual arrangements	31.3	$774,309	$802,419
Non-compete agreements	2.5	9,515	9,515
Customer relationships	10.7	78,596	78,596
Leasehold rights	12.5	3,330	3,542
Trade names	Indefinite	15,401	15,401
Technology	5.0	460	460
		881,611	909,933
Less: Accumulated amortization		(121,561)	(97,749)
Intangible assets, net		$760,050	$812,184

As a result of a decline in the performance of certain asset groups during the first six months of 2009 and the quarter ended December 31, 2008, the Company evaluated such asset groups for impairment and determined that the asset groups were impaired. The Company estimated the fair value of each of the impaired asset groups using either discounted cash flows or third party appraisals. Accordingly, the Company recognized non-cash impairment charges related to contractual arrangements at the airport services business during the first six months of 2009 and customer relationships, leasehold rights and trademarks at the airport parking business during the quarter ended December 31, 2008. These charges are recorded in amortization of intangibles in the consolidated condensed statement of operations.

The change in goodwill from December 31, 2008 to September 30, 2009 is as follows ($ in thousands):

Balance at December 31, 2008	$586,249
Impairment of airport services business' goodwill	(71,200)
Prior period acquisition purchase price adjustments	31
Other	1,102
Balance at September 30, 2009	$516,182

The Company tests for goodwill impairment at the reporting unit level on an annual basis and between annual tests if a triggering event indicates impairment. The decline in the Company’s stock price, particularly over the latter part of 2008 and the first half of 2009, has caused the book value of the Company to exceed its market capitalization. The Company performed goodwill impairment tests during the first six months of 2009 and fourth quarter of 2008. The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the test. The first step of the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using cash flow forecasts and comparing those estimated fair values with the carrying values, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value. If the corresponding carrying value is higher than the “implied fair value”, goodwill is written down to reflect the impairment. Based on the testing performed, the Company recorded goodwill impairment charges at the airport services business during the first six months of 2009 and the quarter ended December 31, 2008 and at the airport parking business to write off all of its goodwill during the quarter ended December 31, 2008.

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

6. Intangible Assets  – (continued)

For the nine months ended September 30, 2009 and the quarter and year ended December 31, 2008, the following non-cash impairment charges were recorded at the following businesses ($ in thousands):

	Nine Months Ended September 30, 2009(1)	Quarter and Year Ended December 31, 2008(1)
Intangible Assets(2)
Airport Services	$23,326	$21,712
Airport Parking	—	8,134
Total	$23,326	$29,846
Goodwill
Airport Services	$71,200	$52,000
Airport Parking	—	138,751
Total	$71,200	$190,751

(1)	There were no impairment charges recorded in the third quarter of 2009 and 2008.
(2)	Reported in amortization of intangibles expense in the consolidated condensed statement of operations.

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

7. Nonfinancial Assets Measured at Fair Value

The following major categories of nonfinancial assets at the impaired asset groups were written down to fair value during the first six months of 2009:

	Fair Value Measurements Using			Total Losses
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quarter Ended September 30, 2009	Nine Months Ended September 30, 2009
	($ in Thousands)
Property, Equipment, Land and Leasehold Improvements, net	$—	$55,433	$5,122	$—	$(13,906)
Intangible Assets	—	—	14,430	—	(23,326)
Goodwill	—	—	377,343	—	(71,200)
Total	$—	$55,433	$396,895	$—	$(108,432)

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7. Nonfinancial Assets Measured at Fair Value  – (continued)

The Company estimated the fair value of each of the impaired asset groups using either discounted cash flows or third party appraisals. Property, equipment, land and leasehold improvements with a carrying amount of $74.5 million were written down to fair value of $60.6 million during the first six months of 2009. This resulted in a non-cash impairment charge of $13.9 million which is recorded in depreciation expense for the airport services business and cost of services for the airport parking business in the consolidated condensed statement of operations.

Additionally, intangible assets with carrying amounts of $37.7 million were written down to their fair value of $14.4 million during the first six months of 2009. This resulted in a non-cash impairment charge of $23.3 million, which is recorded in amortization of intangibles expense in the consolidated condensed statement of operations.

As discussed in Note 6, “Intangible Assets”, the Company performed goodwill impairment analyses during the first six months of 2009. As a result of these analyses, goodwill with a carrying amount of $448.5 million was written down to its implied fair value of $377.3 million resulting in a non-cash impairment charge of $71.2 million. This non-cash impairment charge was included in goodwill impairment in the consolidated condensed statement of operations.

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

Model inputs included:

•	a risk free rate equal to the rate on 20 year U.S. treasury securities;
•	a risk premium based on the risk premium for the U.S. equity market overall;
•	the observed beta of comparable listed companies;
•	a small company risk premium based on historical data provided by Ibbotsons; and
•	a specific company risk premium based on the uncertainty in the current market conditions.

The terminal value was based on observed earnings before interest, taxes, depreciation and amortization, or EBITDA, and multiples historically paid in transactions for comparable businesses.

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

8. Long-Term Debt

At September 30, 2009 and December 31, 2008, the Company’s long-term debt consists of the following ($ in thousands):

	September 30, 2009	December 31, 2008
MIC Inc. revolving credit facility	$66,400	$69,000
Gas production and distribution	179,000	169,000
District energy	150,000	150,000
Airport services	872,029	939,800
Airport parking	201,105	201,344
Total	1,468,534	1,529,144
Less: Current portion	(315,549)	(201,344)
Long-term portion	$1,152,985	$1,327,800

Effective April 14, 2009, MIC Inc. elected to reduce the available principal on its revolving credit facility from $300.0 million to $97.0 million. At March 31, 2009 MIC Inc. reclassified its revolving credit facility from long-term debt to current portion of long-term debt in the consolidated condensed balance sheet, due to its maturity on March 31, 2010. The Company has accumulated the excess cash generated by the gas production and distribution and district energy businesses as a means of repaying a portion of the amount due under the facility.

On February 25, 2009, the airport services business amended its credit facility to provide the business additional financial flexibility over the near and medium term. Additionally, under the amended terms, the business will apply all excess cash flow from the business to prepay additional debt whenever the leverage ratio (debt to adjusted EBITDA) is equal to or greater than 6.0x to 1.0 for the trailing twelve months and will use 50% of excess cash flow to prepay debt whenever the leverage ratio is equal to or greater than 5.5x to 1.0 and below 6.0x to 1.0. For the quarter and nine months ended September 30, 2009, the airport services business used $13.2 million and $80.5 million, respectively, of excess cash flow to prepay $12.0 million and $72.6 million, respectively, of the outstanding principal balance of the term loan debt under the facility and $1.2 million and $7.9 million, respectively, in interest rate swap breakage fees.

On November 4, 2009, the airport services business used $9.9 million of excess cash flow from the third quarter of 2009 to prepay $9.0 million of the outstanding principal balance of the term loan debt under this facility and incurred $914,000 in interest rate swap breakage fees.

At September 30, 2009, the airport parking business had $201.1 million of total debt that was due on September 9, 2009. This debt is secured by assets and collateral of the airport parking business. Creditors of this business do not have recourse to any assets of the Company or any assets of the Company’s other businesses, other than approximately $5.3 million in a lease guarantee as of November 5, 2009. During September 2009, the Company made the final interest rate swap payment that was guaranteed by the Company on behalf of the airport parking business.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

8. Long-Term Debt  – (continued)

The airport parking business signed a forbearance agreement with the lenders under its primary credit facility on June 10, 2009 that was scheduled to expire on August 31, 2009, was extended through October 15, 2009 and was extended again through November 6, 2009. Material terms of the forbearance agreement are that during the forbearance period:

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

There is substantial doubt regarding the business’ ability to continue as a going concern. The business has engaged financial advisors to actively solicit a sale of the business. A letter of intent was signed during the quarter with a third party, which is conducting due diligence and with which the business is currently negotiating an asset purchase agreement. The business expects to close a sale transaction in 2010, which will likely occur in connection with a bankruptcy filing and consummation of a Chapter 11 plan. Proceeds generated as a result of the sale would be payable to the lenders of the business and not to the Company. Until an asset purchase agreement is signed and any conditions to closing have been met, including any approval of the sale needed as part of the bankruptcy process, the Company cannot provide assurance regarding the certainty or timing of a sale closing. As previously indicated, the Company has no intention of committing additional capital to this business and the Company’s ongoing liabilities are expected to be no more than $5.3 million in guarantees of a single parking facility lease.

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

At September 30, 2009, the Company had $1.5 billion of current and long-term debt, $1.1 billion of which was economically hedged with interest rate swaps, $325.0 million of which was unhedged and $6.1 million of which incurred interest at fixed rates.

For the quarter and nine months ended September 30, 2009, the airport services business used $13.2 million and $80.5 million, respectively, of excess cash flow to prepay $12.0 million and $72.6 million, respectively, of the outstanding principal balance of the term loan debt under the facility and $1.2 million and $7.9 million, respectively, in interest rate swap breakage fees. As a result of the future interest payments that are no longer probable of occurring due to the prepayment of debt, $6.9 million and $37.8 million of accumulated other comprehensive loss in the consolidated condensed balance sheet related to the airport services business’ derivatives was reclassified to loss on derivative instruments in the consolidated condensed statement of operations for the quarter and nine months ended September 30, 2009, respectively. Subject to the mandatory debt prepayment conditions, under the amended debt terms, to the extent future cash flows exceed forecast, the airport services business will repay its debt more quickly than expected, which will result in additional interest rate swap breakage fees and corresponding reclassifications from accumulated other comprehensive loss to loss on derivative instruments. See Note 8 “Long-Term Debt” for further discussion.

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Derivative Instruments  – (continued)

In March 2009, the airport services business, gas production and distribution business and district energy business entered into interest rate basis swap contracts with their existing counterparties. These contracts effectively changed the interest rate index on the Company’s existing swap contracts through March 2010 from receiving the 90-day LIBOR rate to receiving the 30-day LIBOR rate plus a margin of 19.50 basis points for the airport services business and 24.75 basis points for the gas production and distribution and district energy businesses. This transaction, adjusted for the prepayments of outstanding principal balance on the term loan debt at the airport services business, will lower the effective cash interest expense on these businesses’ debt by approximately $1.2 million from October 1, 2009 through March 2010.

As of February 25, 2009, due to the amendment of the credit facility for the airport services business discussed above, and effective April 1, 2009 for the Company’s other businesses, the Company elected to discontinue hedge accounting. From the dates that hedge accounting was discontinued, all movements in the fair value of the interest rate swaps are recorded directly through earnings. As a result of the basis swap contracts discussed above, together with the discontinuance of hedge accounting, the Company will reclassify into earnings the $82.2 million of net derivative losses included in accumulated other comprehensive loss as of September 30, 2009 over the remaining life of the existing interest rate swaps, of which $34.2 million will be reclassified over the next 12 months.

The Company’s derivative instruments are recorded on the balance sheet at fair value with changes in fair value of interest rate swaps recorded directly through earnings since the dates that hedge accounting was discontinued. The Company measures derivative instruments at fair value using the income approach, which discounts the future net cash settlements expected under the derivative contracts to a present value. These valuations primarily utilize observable (“level 2”) inputs, including contractual terms, interest rates and yield curves observable at commonly quoted intervals.

The Company’s fair value measurements of its derivative instruments and the related location of the liabilities associated with the hedging instruments within the consolidated condensed balance sheet at September 30, 2009 and December 31, 2008 were as follows:

	Liabilities at Fair Value(1)
	Interest Rate Swap Contracts Not Designated as Hedging Instruments(2)	Interest Rate Swap Contracts Designated as Hedging Instruments
Balance Sheet Location	September 30, 2009	December 31, 2008
	($ in Thousands)
Fair value of derivative instruments – current liabilities	$(50,228)	$(51,441)
Fair value of derivative instruments – non-current liabilities	(64,507)	(105,970)
Total interest rate derivative contracts	$(114,735)	$(157,411)

(1)	Fair value measurements at reporting date were made using significant other observable inputs (level 2).
(2)	As of February 25, 2009 for the airport services business and April 1, 2009 for the other businesses, the Company elected to discontinue hedge accounting.

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Derivative Instruments  – (continued)

The Company’s hedging activities for the quarter and nine months ended September 30, 2009 and 2008 and the related location within the consolidated condensed financial statements were as follows:

	Derivatives Designated as Hedging Instruments(1)						Derivatives Not Designated as Hedging Instruments(1)
	Amount of Loss Recognized in OCI on Derivatives (Effective Portion) for the Quarter Ended September 30,		Amount of Loss Reclassified from OCI into Income (Effective Portion) for the Quarter Ended September 30,		Amount of Loss Recognized in Loss on Derivative Instruments (Ineffective Portion) for the Quarter Ended September 30,		Amount of Loss Recognized in Loss on Derivative Instruments for the Quarter Ended September 30,
Financial Statement Account	2009	2008	2009	2008	2009	2008	2009(2)	2008
	($ in Thousands)
Interest Expense	$—	$—	$—	$(7,800)	$—	$—	$(16,456)	$—
Loss on Derivative Instruments(2)	—	—	—	(701)	—	(64)	(17,371)	—
Accumulated Other Comprehensive Loss	—	(14,858)	—	—	—	—	—	—
Total	$—	$(14,858)	$—	$(8,501)	$—	$(64)	$(33,827)	$—

(1)	Substantially all derivatives are interest rate swap contracts.
(2)	For the quarter ended September 30, 2009, loss on derivative instruments primarily represents the change in fair value of interest rate swaps from the discontinuation of hedge accounting as of February 25, 2009 for the airport services business and April 1, 2009 for the Company's other businesses. In addition, loss on derivative instruments includes the reclassification of amounts from accumulated other comprehensive loss into earnings, as the airport services business pays down its debt more quickly than anticipated.

	Derivatives Designated as Hedging Instruments(1)						Derivatives Not Designated as Hedging Instruments(1)
	Amount of Gain/ (Loss) Recognized in OCI on Derivatives (Effective Portion) for the Nine Months Ended September 30,		Amount of Loss Reclassified from OCI into Income (Effective Portion) for the Nine Months Ended September 30,		Amount of Loss Recognized in Loss on Derivative Instruments (Ineffective Portion) for the Nine Months Ended September 30,		Amount of Loss Recognized in Loss on Derivative Instruments for the Nine Months Ended September 30,
Financial Statement Account	2009	2008	2009(2)	2008	2009	2008	2009(3)	2008
	($ in Thousands)
Interest Expense	$—	$—	$(17,953)	$(17,654)	$—	$—	$(33,853)	$—
Loss on Derivative Instruments(2)	—	—	(25,154)	(1,456)	(84)	(195)	(4,634)	—
Accumulated Other Comprehensive Gain (Loss)	2,549	(19,930)	—	—	—	—	—	—
Total	$2,549	$(19,930)	$(43,107)	$(19,110)	$(84)	$(195)	$(38,487)	$—

(1)	Substantially all derivatives are interest rate swap contracts.
(2)	In the first quarter of 2009, derivative losses included $22.7 million in connection with the $44.6 million pay down of principal debt at the airport services business and the interest rate basis swaps entered by this business and amortization of $1.6 million of accumulated other comprehensive loss balance in connection with the interest rate basis swap contracts entered by the gas production and distribution

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Derivative Instruments  – (continued)

business and district energy business, which are recorded in loss on derivative instruments in the consolidated condensed statement of operations. Interest expense represents cash interest paid on derivative instruments, of which $5.2 million related to the payment of interest rate swap breakage fees.
(3)	For the nine months ended September 30, 2009, loss on derivative instruments primarily represents the change in fair value of interest rate swaps from the discontinuation of hedge accounting as of February 25, 2009 for the airport services business and April 1, 2009 for the Company's other businesses. In addition, loss on derivative instruments includes the reclassification of amounts from accumulated other comprehensive loss into earnings, as the airport services business pays down its debt more quickly than anticipated.

All of the Company’s derivative instruments are collateralized by all of the assets of the respective businesses. During September 2009, the Company made the final interest rate swap payment that was guaranteed by the Company on behalf of the airport parking business.

10. Comprehensive (Loss) Income

Other comprehensive (loss) income includes primarily the change in fair value of derivative instruments which qualified for hedge accounting until the dates that hedge accounting was discontinued, as discussed in Note 9, “Derivative Instruments”.

The difference between net (loss) income and comprehensive (loss) income for the quarter and nine months ended September 30, 2009 and 2008 was as follows ($ in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net (loss) income	$(18,348)	$498	$(100,332)	$6,846
Unrealized (loss) gain in fair value of derivatives, net of taxes	—	(8,821)	1,498	(12,236)
Reclassification of realized losses into earnings, net of taxes	7,399	5,183	42,062	11,738
Comprehensive (loss) income	$(10,949)	$(3,140)	$(56,772)	$6,348

For further discussion on derivative instruments and hedging activities, see Note 9, “Derivative Instruments”.

11. Members’/Stockholders’ Equity

The Company is authorized to issue 500,000,000 LLC interests. Each outstanding LLC interest of the Company is entitled to one vote on any matter with respect to which holders of LLC interests are entitled to vote.

12. Reportable Segments

The Company’s operations are broadly classified into the energy-related businesses and the aviation-related businesses.

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Reportable Segments  – (continued)

The energy-related businesses consist of two reportable segments: the gas production and distribution business and the district energy business. The energy-related businesses also include a 50% investment in a bulk liquid storage terminal business, or IMTT, which is accounted for under the equity method. Financial information for IMTT’s business as a whole is presented below ($ in thousands) (unaudited):

	As of, and for the Quarter Ended September 30,		As of, and for the Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$85,168	$104,494	$253,945	$261,118
EBITDA excluding non-cash items(1)	36,767	40,882	108,713	100,439
Interest expense, net	7,378	6,909	21,990	16,801
Depreciation and amortization expense	13,457	11,303	39,735	31,960
Capital expenditures paid	24,638	48,160	106,062	161,340
Property, equipment, land and leasehold improvements, net	967,323	869,474	967,323	869,474
Total assets balance	1,040,796	950,889	1,040,796	950,889

(1)	EBITDA excluding non-cash items refers to earnings before interest, taxes, depreciation, amortization and non-cash items, principally goodwill impairments and unrealized gains (losses) on derivative instruments.

The aviation-related businesses consist of two reportable segments: the airport services business and the airport parking business. All of the business segments are managed separately and management has chosen to organize the Company around the distinct products and services offered.

Energy-Related Businesses:

IMTT provides bulk liquid storage and handling services in North America through ten terminals located on the East, West and Gulf Coasts, the Great Lakes region of the United States and partially owned terminals in Quebec and Newfoundland, Canada. IMTT derives its revenue from storage and handling of petroleum products, various chemicals, renewable fuels, and vegetable and animal oils. Based on storage capacity, IMTT operates one of the largest third-party bulk liquid storage terminal businesses in the United States.

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

Aviation-Related Businesses:

The airport services business reportable segment principally derives income from fuel sales and from other airport services. Airport services revenue includes fuel-related services, de-icing, aircraft hangarage and

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Reportable Segments  – (continued)

other aviation services. All of the revenue of the airport services business is generated in the United States. The airport services business operated 72 FBOs as of September 30, 2009.

The revenue from the airport parking business reportable segment is included in service revenue and primarily consists of fees from off-airport parking and ground transportation to and from the parking facilities and the airport terminals. The airport parking business operates 31 off-airport parking facilities located in 20 major airport markets across the United States.

Selected information by reportable segment is presented in the following tables. The tables do not include financial data for the Company’s equity investment in IMTT.

Revenue from external customers for the Company’s reportable segments was as follows ($ in thousands) (unaudited):

	Quarter Ended September 30, 2009
	Energy-related Businesses		Airport-related Businesses
	Gas Production and Distribution	District Energy	Airport Services	Airport Parking	Total
Revenue from Product Sales
Product sales	$18,680	$—	$84,337	$—	$103,017
Product sales – utility	26,056	—	—	—	26,056
	44,736	—	84,337	—	129,073
Service Revenue
Other services	—	832	39,843	—	40,675
Cooling capacity revenue	—	5,224	—	—	5,224
Cooling consumption revenue	—	9,400	—	—	9,400
Parking services	—	—	—	16,965	16,965
	—	15,456	39,843	16,965	72,264
Financing and Lease Income
Financing and equipment lease	—	1,190	—	—	1,190
	—	1,190	—	—	1,190
Total Revenue	$44,736	$16,646	$124,180	$16,965	$202,527

	Quarter Ended September 30, 2008
	Energy-related Businesses		Airport-related Businesses
	Gas Production and Distribution	District Energy	Airport Services	Airport Parking	Total
Revenue from Product Sales
Product sales	$23,495	$—	$128,565	—	$152,060
Product sales – utility	36,060	—	—	—	36,060
	59,555	—	128,565	—	188,120
Service Revenue
Other services	—	752	52,772	—	53,524
Cooling capacity revenue	—	4,850	—	—	4,850
Cooling consumption revenue	—	10,654	—	—	10,654
Parking services	—	—	—	18,686	18,686
	—	16,256	52,772	18,686	87,714
Financing and Lease Income
Financing and equipment lease	—	1,164	—	—	1,164
	—	1,164	—	—	1,164
Total Revenue	$59,555	$17,420	$181,337	18,686	$276,998

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Reportable Segments  – (continued)

	Nine Months Ended September 30, 2009
	Energy-related Businesses		Airport-related Businesses
	Gas Production and Distribution	District Energy	Airport Services	Airport Parking	Total
Revenue from Product Sales
Product sales	$58,145	$—	$223,494	$—	$281,639
Product sales – utility	67,637	—	—	—	67,637
	125,782	—	223,494	—	349,276
Service Revenue
Other services	—	2,331	128,911	—	131,242
Cooling capacity revenue	—	15,231	—	—	15,231
Cooling consumption revenue	—	17,130	—	—	17,130
Parking services	—	—	—	51,011	51,011
	—	34,692	128,911	51,011	214,614
Financing and Lease Income
Financing and equipment lease	—	3,587	—	—	3,587
	—	3,587	—	—	3,587
Total Revenue	$125,782	$38,279	$352,405	$51,011	$567,477

	Nine Months Ended September 30, 2008
	Energy-related Businesses		Airport-related Businesses
	Gas Production and Distribution	District Energy	Airport Services	Airport Parking	Total
Revenue from Product Sales
Product sales	$70,177	$—	$408,042	$—	$478,219
Product sales – utility	97,317	—	—	—	97,317
	167,494	—	408,042	—	575,536
Service Revenue
Other services	—	2,201	170,990	—	173,191
Cooling capacity revenue	—	14,484	—	—	14,484
Cooling consumption revenue	—	18,495	—	—	18,495
Parking services	—	—	—	57,001	57,001
	—	35,180	170,990	57,001	263,171
Financing and Lease Income
Financing and equipment lease	—	3,537	—	—	3,537
	—	3,537	—	—	3,537
Total Revenue	$167,494	$38,717	$579,032	$57,001	$842,244

In accordance with FASB ASC 280 Segment Reporting (formerly SFAS No. 131 or “Disclosures about Segments of an Enterprise and Related Information”), the Company disclosed EBITDA excluding non-cash items for the Company and each of the reportable segments as a key performance metric relied on by management in evaluating the performance of the Company and its segments. EBITDA excluding non-cash items is defined as earnings before interest, taxes, depreciation and amortization and non-cash items, principally goodwill impairments and unrealized gains and losses on derivative instruments. The Company’s management considers EBITDA excluding non-cash items to be important in the overall assessment of the Company’s operating businesses individually and on consolidation. The Company’s management believes the presentation of EBITDA excluding non-cash items provides additional insight into the performance of the

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Reportable Segments  – (continued)

Company’s operating businesses and their ability to service or reduce debt, to fund growth capital projects and/or support distributions up to the holding company.

In 2008, the Company disclosed EBITDA only. The following tables, for the quarter and nine months ended September 30, 2008, have been conformed to the current periods’ presentation reflecting EBITDA excluding non-cash items.

EBITDA excluding non-cash items for the Company’s reportable segments is shown in the below tables ($ in thousands) (unaudited). Allocation of corporate expense and the federal tax effect have been excluded from the tables as they are eliminated on consolidation.

	Quarter Ended September 30, 2009
	Energy-related Businesses		Airport-related Businesses		Total Reportable Segments
	Gas Production and Distribution	District Energy	Airport Services	Airport Parking
Net income (loss)	$694	$(764)	$(7,612)	$(1,210)	$(8,892)
Interest income	(1)	—	(5)	(1)	(7)
Interest expense	2,213	2,554	15,870	3,193	23,830
Provision (benefit) for income taxes	446	(500)	(5,137)	(907)	(6,098)
Depreciation	1,508	1,541	5,669	1,011	9,729
Amortization of intangibles	205	345	8,576	—	9,126
Unrealized losses (gains) on derivative instruments	3,194	4,069	10,517	(490)	17,290
EBITDA excluding non-cash items	$8,259	$7,245	$27,878	$1,596	$44,978

	Quarter Ended September 30, 2008
	Energy-related Businesses		Airport-related Businesses		Total Reportable Segments
	Gas Production and Distribution	District Energy	Airport Services	Airport Parking
Net income (loss)	$1,813	$1,782	$253	$(1,583)	$2,265
Interest income	(9)	(9)	(143)	(28)	(189)
Interest expense	2,363	2,618	15,894	3,769	24,644
Provision (benefit) for income taxes	1,166	623	170	(1,185)	774
Depreciation	1,463	1,402	5,638	1,307	9,810
Amortization of intangibles	214	345	9,604	400	10,563
Unrealized losses (gains) on derivative instruments	73	(10)	578	(88)	553
EBITDA excluding non-cash items	$7,083	$6,751	$31,994	$2,592	$48,420

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Reportable Segments  – (continued)

	Nine Months Ended September 30, 2009
	Energy-related Businesses		Airport-related Businesses		Total Reportable Segments
	Gas Production and Distribution	District Energy	Airport Services	Airport Parking
Net income (loss)(1)	$8,327	$1,104	$(88,094)	$(8,263)	$(86,926)
Interest income	(14)	(4)	(83)	(8)	(109)
Interest expense	6,723	7,593	52,635	11,681	78,632
Provision (benefit) for income taxes	5,359	721	(59,467)	(6,184)	(59,571)
Depreciation	4,504	4,506	25,093	9,124	43,227
Amortization of intangibles	631	1,023	50,269	—	51,923
Goodwill impairment	—	—	71,200	—	71,200
Unrealized losses (gains) losses on derivative instruments	392	639	28,601	(163)	29,469
EBITDA excluding non-cash items	$25,922	$15,582	$80,154	$6,187	$127,845

(1)	Includes non-cash impairment charges of $102.0 million at the airport services business, consisting of $71.2 million related to goodwill, $23.3 million related to intangible assets, $7.5 million related to property, equipment, land and leasehold improvements, and $6.4 million at airport parking business related to property, equipment, land and leasehold improvements.

	Nine Months Ended September 30, 2008
	Energy-related Businesses		Airport-related Businesses		Total Reportable Segments
	Gas Production and Distribution	District Energy	Airport Services	Airport Parking
Net income (loss)	$5,395	$1,477	$9,595	$(5,287)	$11,180
Interest income	(33)	(34)	(475)	(91)	(633)
Interest expense	7,058	7,795	47,507	11,468	73,828
Provision (benefit) for income taxes	3,471	516	6,476	(3,956)	6,507
Depreciation	4,367	4,354	15,772	3,866	28,359
Amortization of intangibles	642	1,027	28,594	1,943	32,206
Unrealized losses (gains) on derivative instruments	223	(28)	1,133	(246)	1,082
EBITDA excluding non-cash items	$21,123	$15,107	$108,602	$7,697	$152,529

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Reportable Segments  – (continued)

Reconciliation of reportable segments EBITDA excluding non-cash items to consolidated net (loss) income before income taxes and noncontrolling interests ($ in thousands) (unaudited):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Total reportable segments EBITDA excluding non-cash items	$44,978	$48,420	$127,845	$152,529
Interest income	8	268	116	1,038
Interest expense	(24,639)	(26,114)	(81,861)	(77,616)
Depreciation(1)	(9,729)	(9,810)	(43,227)	(28,359)
Amortization of intangibles(2)	(9,126)	(10,563)	(51,923)	(32,206)
Selling, general and administrative – corporate	(1,732)	55	(6,080)	(2,314)
Fees to manager	(1,639)	(2,737)	(2,952)	(11,872)
Equity in earnings and amortization charges of investees	1,178	4,051	16,655	10,603
Goodwill impairment	—	—	(71,200)	—
Unrealized losses on derivative instruments	(17,371)	(765)	(29,872)	(1,651)
Other income (expense), net	3	(220)	226	(627)
Total consolidated net (loss) income before income taxes and noncontrolling interests	$(18,069)	$2,585	$(142,273)	$9,525

(1)	Depreciation includes depreciation expense for the Company's district energy business and airport parking business, which are reported in cost of services in the consolidated statement of operations. The Company recorded non-cash impairment charges of $7.5 million and $6.4 million at airport services business and airport parking business, respectively, for the first six months of 2009.
(2)	The Company recorded a non-cash impairment charge of $23.3 million at the airport services business for the first six months of 2009.

Capital expenditures for the Company’s reportable segments were as follows ($ in thousands) (unaudited):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Gas production and distribution	$1,334	$2,753	$4,915	$7,182
District energy	2,044	1,356	5,447	3,323
Airport services	4,366	7,728	9,246	27,310
Airport parking	61	775	373	14,772
Total	$7,805	$12,612	$19,981	$52,587

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Reportable Segments  – (continued)

Property, equipment, land and leasehold improvements, goodwill and assets for the Company’s reportable segments as of September 30, were as follow ($ in thousands) (unaudited):

	Property, Equipment, Land and Leasehold Improvements		Goodwill		Total Assets
	2009(1)	2008	2009(2)	2008	2009	2008
Gas production and distribution	$143,269	$140,408	$120,193	$120,193	$347,269	$327,835
District energy	146,063	145,885	18,646	18,646	230,544	231,382
Airport services	289,157	315,997	377,343	504,794	1,497,028	1,775,287
Airport parking	85,066	101,552	—	138,722	191,017	299,828
Total	$663,555	$703,842	$516,182	$782,355	$2,265,858	$2,634,332

(1)	Includes a non-cash impairment charge of $7.5 million and $6.4 million recorded at the airport services business and airport parking business, respectively, during the first six months of 2009.
(2)	Includes a non-cash goodwill impairment charge of $71.2 million recorded at the airport services business.

Reconciliation of reportable segments total assets to consolidated total assets ($ in thousands) (unaudited):

	As of September 30,
	2009	2008
Total assets of reportable segments	$2,265,858	$2,634,332
Investment in IMTT	201,585	201,209
Corporate and other	(102,568)	(7,504)
Total consolidated assets	$2,364,875	$2,828,037

Reconciliation of reportable segments goodwill to consolidated goodwill ($ in thousands) (unaudited):

	As of September 30,
	2009	2008
Goodwill of reportable segments	$516,182	$782,355
Corporate and other	—	(1,102)
Total consolidated goodwill	$516,182	$781,253

13. Related Party Transactions

Management Services Agreement with Macquarie Infrastructure Management (USA) Inc. (The Manager)

As of September 30, 2009, the Manager held 3,322,918 LLC interests of the Company, which were acquired concurrently with the closing of the initial public offering in December 2004 and also by reinvesting base management and performance fees in the Company. In addition, the Macquarie Group held LLC interests acquired in open market purchases.

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

In accordance with the Management Agreement, the Manager is entitled to a quarterly base management fee based primarily on the Company’s market capitalization, and a performance fee, based on the performance of the Company’s stock relative to a U.S. utilities index. For the nine months ended September 30, 2009 and September 30, 2008, the Company incurred base management fees of $3.0 million and $11.9 million, respectively. The unpaid portion of the fees at the end of each reporting period is included in due to manager-related party in the consolidated condensed balance sheets. The base management fee for the first quarter of 2009 was paid in cash during the second quarter of 2009. The Manager elected to reinvest the base management fee for the second quarter of 2009 in LLC interests and the Company issued 149,795 LLC interests to the Manager during the third quarter of 2009. The base management fee for the third quarter of 2009 will be reinvested in LLC interests during the fourth quarter of 2009.

The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries and investments, income taxes, audit and legal fees, acquisitions and dispositions and its compliance with applicable laws and regulations. During the nine months ended September 30, 2009 and September 30, 2008, the Manager charged the Company $192,000 and $186,000, respectively, for reimbursement of out-of-pocket expenses. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in due to manager-related party in the consolidated condensed balance sheet.

Advisory and Other Services from the Macquarie Group

The Macquarie Group, and wholly-owned subsidiaries within the Macquarie Group, including Macquarie Bank Limited, or MBL, and Macquarie Capital (USA) Inc., or MCUSA (formerly Macquarie Securities (USA) Inc.), have provided various advisory and other services and incurred expenses in connection with the Company’s equity raising activities, acquisitions and debt structuring for the Company and its businesses. Underwriting fees are recorded in members’/stockholders’ equity as a direct cost of equity offerings. Advisory fees and out-of-pocket expenses relating to acquisitions are expensed as incurred. Debt arranging fees are deferred and amortized over the term of the credit facility. Amounts relating to these transactions comprise the following ($ in thousands):

As of September 30, 2009

Airport parking business restructuring advice	— advisory services from MCUSA	$200
	— reimbursement of out-of-pocket expenses to MCUSA	3
Airport services business debt amendment	— debt arranging services from MCUSA	970

During the third quarter of 2009, the Company has engaged Macquarie Group to provide consulting services to improve the efficiency on the recovery of accounts receivable at the airport services business. The Company incurred approximately $159,000 in fees and approximately $70,000 in out-of-pocket expenses.

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

13. Related Party Transactions  – (continued)

Long-Term Debt

At September 30, 2009, MIC Inc. has a $97.0 million revolving credit facility with various financial institutions, including MBL. Amounts relating to the portion of this revolving credit facility from MBL comprise the following ($ in thousands):

Nine Months Ended September 30, 2009

Revolving credit facility commitment provided by Macquarie Group during the period January 1, 2009 through April 13, 2009(1)	$66,667
Revolving credit facility commitment provided by Macquarie Group during the period April 14, 2009 through September 30, 2009	21,556
Portion of revolving credit facility commitment from Macquarie Group drawn down, as of September 30, 2009	14,755
Macquarie Group portion of the principal payments made to the revolving credit facility during the nine months ended September 30, 2009	578
Interest expense on Macquarie Group portion of the drawn down commitment, for the nine months ended September 30, 2009	491
Commitment fees to the Macquarie Group, for the nine months ended September 30, 2009	90

(1)	On April 14, 2009, the Company elected to reduce the available principal on its revolving credit facility from $300.0 million to $97.0 million. This resulted in a decrease in the Macquarie Group’s total commitment under the revolving credit facility from $66.7 million to $21.6 million. See Note 8, “Long-Term Debt”, for further discussion.

Derivative Instruments and Hedging Activities

The Company has derivative instruments in place to fix the interest rate on certain outstanding variable-rate term loan facilities. MBL has provided interest rate swaps for the airport services business and the gas production and distribution business. At September 30, 2009, the airport services business had $827.4 million of its variable-rate term loans hedged, of which MBL was providing the interest rate swaps for a notional amount of $317.8 million. The remainder of the swaps are from an unrelated third party. During the nine months ended September 30, 2009, the airport services business made net payments to MBL of $10.7 million in relation to these swaps.

As discussed in Note 8, “Long-Term Debt”, for the nine months ended September 30, 2009, the airport services business paid $7.9 million in interest rate swap breakage fees, of which $1.6 million was paid to MBL.

At September 30, 2009, the gas production and distribution business had hedged $160.0 million of its term loans, of which MBL was providing the interest rate swaps for a notional amount of $48.0 million. The remainder of the swaps are from an unrelated third party. During the nine months ended September 30, 2009, the gas production and distribution business made net payments to MBL of $1.3 million in relation to these swaps.

Other Transactions

On March 30, 2009, the gas production and distribution business entered into licensing agreements with Utility Service Partners, Inc. and America’s Water Heater Rentals, LLC, both indirect subsidiaries of Macquarie Group Limited, to enable these entities to offer products and services to the gas production and distribution business customer base. No payments were made under these arrangements during the nine months ended September 30, 2009.

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

13. Related Party Transactions  – (continued)

On August 29, 2008, Macquarie Global Opportunities Partners completed the acquisition of the jet membership, retail charter and fuel management business units previously owned by Sentient Jet Holdings, LLC. The new company is called Sentient Flight Group (referred to hereafter as “Sentient”). Sentient is an existing customer of the Company’s airport services business. For the nine months ended September 30, 2009, the airport services business recorded $5.9 million in revenue from Sentient. As of September 30, 2009, the airport services business had a $359,000 receivable from Sentient, which is included in accounts receivable in the consolidated condensed balance sheets.

In addition, the Company and various of its subsidiaries have entered into a licensing agreement with the Macquarie Group related to the use of the Macquarie name and trademark. The Macquarie Group does not charge the Company any fees for this license.

14. Income Taxes

The Company expects to incur a net operating loss for federal consolidated tax return purposes for the year ending December 31, 2009. The Company believes that it will be able to utilize the projected federal and certain state 2009 and prior year losses. Accordingly, the Company has not provided a valuation allowance against any deferred tax assets generated in 2009, except as noted below.

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

As discussed in Note 7, “Nonfinancial Assets Measured at Fair Value”, during the nine months ended September 30, 2009, the Company incurred a charge to earnings of approximately $108.4 million for the write down of certain fixed assets and intangibles. For purposes of determining its effective income tax rate for the quarter and nine months ended September 30, 2009, the Company does not consider the write down to be part of ordinary income. Of this amount, approximately $53.4 million is attributable to goodwill and represents a permanent book-tax difference. As a result, no tax benefit has been recognized for this charge.

Uncertain Tax Positions

At December 31, 2008, the Company and its subsidiaries had a reserve of approximately $313,000 for benefits taken during 2008 and prior tax periods attributable to tax positions for which the probability of recognition is not considered to be more likely than not. There was no material change in that reserve as of September 30, 2009.

15. Legal Proceedings and Contingencies

There are no material legal proceedings other than as disclosed in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on February 27, 2009.

16. Subsequent Events

The Company evaluated and disclosed the following events through November 5, 2009:

Airport Services Business Credit Facility

On November 4, 2009, per the revised terms of the term loan agreement, as described in Note 8, “Long-Term Debt”, the airport services business used $9.9 million of excess cash flow to prepay $9.0 million of the outstanding principal balance of the term loan debt and incurred $914,000 in interest rate swap breakage fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We own, operate and invest in a diversified group of infrastructure businesses that provide basic, everyday services, such as chilled water for building cooling and gas utility services to businesses and individuals primarily in the U.S. The businesses we own and operate are energy-related businesses, consisting of our bulk liquid storage terminal business, or IMTT, our gas production and distribution business, or TGC, and our district energy business, and aviation-related businesses, consisting of our airport services business and our airport parking business. These infrastructure businesses generally operate in sectors with limited competition and barriers to entry resulting from a variety of factors including high initial development and construction costs, the existence of long-term contracts or the requirement to obtain government approvals and lack of immediate cost-efficient alternatives to the services provided. Overall they tend to generate sustainable and growing long-term cash flows. We operate and finance our businesses in a manner that maximizes these cash flows.

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

The results of our airport services business have been negatively affected since mid-2008 by lower overall economic and aviation activity and perception issues regarding the general aviation sector. However, the results and activity levels at this business have stabilized over the last two quarters.

The uncertainty and instability in the credit markets appears to be subsiding. This is evident in the increase in the volume of lending activity and the price at which such lending is occurring compared with levels during the height of the global financial crisis. We believe that this improvement in the credit market has had a beneficial impact on the outlook for our businesses, given the significant amount of long-term debt those businesses have outstanding. Despite the improvement, we expect to continue to strengthen our consolidated balance sheet and those of our operating entities through prudent reduction in the amount of long-term debt outstanding, further increasing the likelihood that we will be able to successfully refinance this debt as it matures over approximately the next five years.

Management Strategy

MIC Inc. Revolving Credit Facility

At March 31, 2009 we reclassified the revolving credit facility at our holding company from long-term debt to current portion of long-term debt in our consolidated condensed balance sheet, due to its maturity on March 31, 2010. We have accumulated the excess cash generated by our gas production and distribution and district energy businesses as a means of repaying a portion of the amount due under the facility. With this cash repayment and assuming seasonally normal performance by the gas production and distribution and district energy businesses in the fourth quarter of 2009 and first quarter of 2010, we expect to have less than $30.0 million principal amount outstanding under this facility at the maturity date. We are in discussions with our lenders to convert the facility to a term loan and extend the maturity date. Under these revised terms, we would expect to fully repay the facility over the remainder of 2010. We continue to consider various other options for repayment of the facility including improving business performance, expense reductions, sale of assets sufficient to cover the remaining principal balance at maturity, or other sources of capital. We remain confident that we will be able to refinance or repay the outstanding borrowings under the facility by the current maturity date.

Management Strategy – (continued)

Airport Parking Business

There is substantial doubt regarding the business’ ability to continue as a going concern. The business has engaged financial advisors to actively solicit a sale of the business. A letter of intent was signed during the quarter with a third party, which is conducting due diligence and with which the business is currently negotiating an asset purchase agreement. The business expects to close a sale transaction in 2010, which will likely occur in connection with a bankruptcy filing and consummation of a Chapter 11 plan. Proceeds generated as a result of the sale would be payable to the lenders of the business and not to us. Until an asset purchase agreement is signed and any conditions to closing have been met, including any approval of the sale needed as part of the bankruptcy process, we cannot provide assurance regarding the certainty or timing of a sale closing. As previously indicated, we have no intention of committing additional capital to this business and our ongoing liabilities are expected to be no more than $5.3 million in guarantees of a single parking facility lease. Creditors of this business do not have recourse to any assets of our holding company or any assets of our other businesses, other than approximately $5.3 million in a lease guarantee as of November 5, 2009.

Distributions

In February 2009, we suspended payment of quarterly cash distributions in order to reduce both holding company debt and operating company debt at certain businesses where the underlying fundamentals were strong. We intend to resume payment of cash distributions when our debt has been reduced to what we believe are sustainable levels, and when we have an acceptable degree of visibility into the functioning of the debt markets and prudent cash reserves.

Income Taxes

We file a consolidated federal income tax return that includes the taxable income of all our businesses, except IMTT. For 2009, we expect to have a federal net operating loss that we can carry forward, along with federal net operating losses from prior years, which we can deduct against future years’ taxable income. Accordingly, we do not expect to have a regular federal income tax liability or make federal tax payments at least through 2010. The cash state and local taxes paid by our businesses is discussed below in the sections entitled Income Taxes for each of our individual businesses.

Results of Operations

Consolidated

All discussions of our consolidated results and the results for each of our businesses relate to both the quarter and nine month periods presented, unless stated otherwise.

Key Factors Affecting Operating Results

•	strong performance in our energy-related businesses reflecting:
•	increases in average storage rates and volume of storage under contract at our bulk liquid storage terminal business; and
•	the impact of the interim rate increase in the utility sector, combined with effective margin management from the non-utility sector, at our gas production and distribution business.
•	operating results from our airport services business reflecting:
•	a year on year decline in fuel volumes partially offset by cost reductions and in the third quarter of 2009, an improved average dollar-based margin per gallon on fuel sold;
•	since May 2009, a sequential stabilization of fuel volumes and operating expenses with a slight increase in dollar-based margin per gallon; and
•	an increase in interest expense during the nine month period due to payments of interest rate swap breakage fees as a result of the debt amendment and the early repayment of the outstanding term loan debt.

Results of Operations: Consolidated – (continued)

Our consolidated results of operations are as follows ($ in thousands):

	Quarter Ended September 30,		Change Favorable/(Unfavorable)		Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2009	2008	$	%	2009	2008	$	%
	($ In Thousands) (Unaudited)
Revenue
Revenue from product sales	$103,017	$152,060	(49,043)	(32.3)	$281,639	$478,219	(196,580)	(41.1)
Revenue from product sales – utility	26,056	36,060	(10,004)	(27.7)	67,637	97,317	(29,680)	(30.5)
Service revenue	72,264	87,714	(15,450)	(17.6)	214,614	263,171	(48,557)	(18.5)
Financing and equipment lease income	1,190	1,164	26	2.2	3,587	3,537	50	1.4
Total revenue	202,527	276,998	(74,471)	(26.9)	567,477	842,244	(274,767)	(32.6)
Costs and expenses
Cost of product sales	61,349	109,801	48,452	44.1	160,624	337,819	177,195	52.5
Cost of product sales – utility	19,406	31,161	11,755	37.7	50,016	82,175	32,159	39.1
Cost of services	26,562	33,070	6,508	19.7	82,701	98,615	15,914	16.1
Gross profit	95,210	102,966	(7,756)	(7.5)	274,136	323,635	(49,499)	(15.3)
Selling, general and administrative	54,782	57,426	2,644	4.6	167,468	182,928	15,460	8.5
Fees to manager-related party	1,639	2,737	1,098	40.1	2,952	11,872	8,920	75.1
Goodwill impairment	—	—	—	—	71,200	—	(71,200)	NM
Depreciation	7,177	7,101	(76)	(1.1)	29,597	20,139	(9,458)	(47.0)
Amortization of intangibles	9,126	10,563	1,437	13.6	51,923	32,206	(19,717)	(61.2)
Total operating expenses	72,724	77,827	5,103	6.6	323,140	247,145	(75,995)	(30.7)
Operating income (loss)	22,486	25,139	(2,653)	(10.6)	(49,004)	76,490	(125,494)	(164.1)
Other income (expense)
Interest income	8	268	(260)	(97.0)	116	1,038	(922)	(88.8)
Interest expense	(24,639)	(26,114)	1,475	5.6	(81,861)	(77,616)	(4,245)	(5.5)
Equity in earnings and amortization charges of investees	1,178	4,051	(2,873)	(70.9)	16,655	10,603	6,052	57.1
Loss on derivative instruments	(17,371)	(765)	(16,606)	NM	(29,872)	(1,651)	(28,221)	NM
Other income, net	269	6	263	NM	1,693	661	1,032	156.1
Net (loss) income before income taxes and noncontrolling interests	(18,069)	2,585	(20,654)	NM	(142,273)	9,525	(151,798)	NM
(Provision) benefit for income taxes	(327)	(2,254)	1,927	85.5	41,021	(3,254)	44,275	NM
Net (loss) income before noncontrolling interests	(18,396)	331	(18,727)	NM	(101,252)	6,271	(107,523)	NM
Net (loss) income attributable to noncontrolling interests	(48)	(167)	(119)	(71.3)	(920)	(575)	(345)	(60.0)
Net (loss) income	$(18,348)	$498	(18,846)	NM	$(100,332)	$6,846	(107,178)	NM

NM — Not meaningful

Results of Operations: Consolidated – (continued)

Gross Profit

The decrease in our consolidated gross profit was primarily due to a decline in fuel volumes at our airport services business, partially offset by an improved dollar-based margin per gallon in this business for the third quarter of 2009 and improved results at our gas production and distribution business.

Selling, General and Administrative Expenses

The decrease in our selling, general and administrative expenses was primarily a result of substantial cost reduction efforts, particularly at our airport services business.

Fees to Manager

Base fees to our Manager in the first nine months of 2009 decreased due to our lower market capitalization. Our Manager elected to reinvest its second and third quarter of 2009 base management fee in additional LLC interests. LLC interests for the second quarter of 2009 were issued to our Manager during the third quarter of 2009. LLC interests for the third quarter of 2009 will be issued to our Manager during the fourth quarter of 2009.

Goodwill Impairment

We performed impairment tests during the first six months of 2009 and recognized non-cash goodwill impairment charges of $71.2 million at our airport services business, primarily related to underperformance at a limited number of fixed base operations, or FBOs.

Depreciation

The increase in depreciation was primarily due to non-cash asset impairment charges of $7.5 million recorded during the first six months of 2009 at our airport services business, related to underperformance at a limited number of FBOs, and $6.4 million at our airport parking business recorded during the first quarter of 2009. Depreciation expense also increased as a result of capital expenditures by businesses resulting in higher asset balances.

Amortization of Intangibles

Amortization of intangibles expense increased due to non-cash asset impairment charges of $23.3 million recorded during the first six months of 2009, which also related to underperformance at a limited number of FBOs at our airport services business.

Interest Expense and Loss on Derivative Instruments

The following non-cash transactions resulted in net losses on derivative instruments in 2009:

•	Our airport services business paid down $72.6 million of debt and reduced the notional amount of interest rate swaps used to hedge the interest payments on that debt by a corresponding amount. The accumulated other comprehensive loss in our consolidated condensed balance sheet relating to these interest rate swaps was reclassified to loss on derivative instruments in our consolidated condensed statement of operations; and
•	Our airport services, gas production and distribution and district energy businesses each entered into LIBOR-based basis swaps during the first quarter of 2009. The basis swaps will lower the effective cash interest rate on these businesses’ debt through March 2010 and will reduce cash interest expense by approximately $1.2 million from October 1, 2009 through March 2010. In addition, we discontinued hedge accounting at the airport services business as of February 25, 2009 and April 1, 2009 for our other businesses. As a result of these activities, a portion of the accumulated other comprehensive loss relating to our derivative instruments was reclassified to loss on derivative instruments. We will reclassify $82.2 million of derivative losses from accumulated other comprehensive loss into loss on derivative instruments, based on expected future cash flows, over the remaining life of the existing interest rate swaps.

Results of Operations: Consolidated – (continued)

The increase in interest expense for the nine month period was primarily due to interest rate swap breakage fees paid by our airport services business. This business expects to pay further interest rate swap breakage fees as they continue to pay down their term loan debt and reduce the corresponding interest rate swaps.

Interest expense for the quarter decreased primarily due to favorable LIBOR movements on unhedged debt, primarily from the MIC Inc. revolving credit facility, combined with the expiration of the interest rate swap at the airport parking business during September 2009.

Equity in Earnings and Amortization Charges of Investees

Our equity in the earnings of the bulk liquid storage terminal business for the 2009 nine month period increased due to higher operating results of the business for that period, together with our share of the non-cash derivative gains of $10.2 million compared with our share of non-cash derivative losses of $2.3 million in 2008.

Our equity in the earnings of this business was lower for the 2009 quarter due to lower operating results of the business for that period combined with our share of higher non-cash derivative losses compared with 2008.

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

We include our share of any dividends received from the bulk liquid storage terminal business in our consolidated income tax return. The taxable portion, after taking into consideration the federal dividends received deduction, is 20% of the dividend amount received. For 2009, no more than $1.4 million of the $7.0 million cash dividend we received in the first quarter is expected to be included in our consolidated taxable income.

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

In determining the effective tax rate for the nine months ended September 30, 2009, we excluded the write-down to fair value of certain assets from ordinary income in determining our effective tax rate. Further, approximately $53.4 million of the write-down is attributable to goodwill and is a permanent book-tax difference, for which no tax benefit has been recognized.

Earnings Before Interest, Taxes, Depreciation, Amortization (EBITDA) Excluding Non-Cash Items

In accordance with GAAP, we have disclosed EBITDA excluding non-cash items for our Company and each of our operating segments in Note 12, “Reportable Segments”, to our consolidated financial statements as a key performance metric relied on by management in evaluating our performance. EBITDA excluding non-cash items is defined as earnings before interest, taxes, depreciation and amortization and non-cash items, principally goodwill impairments and unrealized gains and losses on derivative instruments. We consider EBITDA excluding noncash items to be important in the overall assessment of our operating businesses individually and in consolidation. We believe our presentation of EBITDA excluding non-cash items provides additional insight into the performance of our operating companies and their ability to service or reduce debt, to fund growth capital projects and/or support distributions up to our holding company.

Results of Operations: Consolidated – (continued)

In 2008, we disclosed EBITDA only. The following tables, reflecting results of operations for the consolidated group and for our businesses for the quarter and nine months ended September 30, 2008, have been conformed to current periods’ presentation reflecting EBITDA excluding non-cash items.

A reconciliation of net (loss) income to EBITDA excluding non-cash items, on a consolidated basis, is provided below:

	Quarter Ended September 30,		Change Favorable/(Unfavorable)		Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2009	2008	$	%	2009	2008	$	%
	($ In Thousands) (Unaudited)
Net (loss) income	$(18,348)	$498			$(100,332)	$6,846
Interest expense, net	24,631	25,846			81,745	76,578
Provision (benefit) for income taxes	327	2,254			(41,021)	3,254
Depreciation(1)	7,177	7,101			29,597	20,139
Depreciation – cost of services(1)	2,552	2,709			13,630	8,220
Amortization of intangibles(2)	9,126	10,563			51,923	32,206
Goodwill impairment	—	—			71,200	—
Loss on derivative instruments	17,371	765			29,872	1,651
50% share of IMTT unrealized losses (gains) on derivative instruments	4,037	2,396			(10,227)	2,251
EBITDA excluding non-cash items	$46,873	$52,132	(5,259)	(10.1)	$126,387	$151,145	(24,758)	(16.4)

(1)	Depreciation — cost of services includes depreciation expense for our district energy business and airport parking business, which are reported in cost of services in our consolidated condensed statements of operations. Depreciation and Depreciation — cost of services do not include step-up depreciation expense of $1.7 million for each quarter in connection with our investment in IMTT, which is reported in equity in earnings and amortization charges of investees in our consolidated condensed statements of operations.
(2)	Amortization of intangibles does not include step-up amortization expense of $283,000 for each quarter related to intangible assets in connection with our investment in IMTT, which is reported in equity in earnings and amortization charges of investees in our consolidated condensed statements of operations.

Energy-Related Businesses

Bulk Liquid Storage Terminal Business

We account for our 50% interest in this business under the equity method. We recognized income of $16.7 million in our consolidated results for the nine months ended September 30, 2009. This includes our 50% share of IMTT’s net income, equal to $20.2 million for the period, offset by $3.5 million of additional depreciation and amortization expense (net of taxes). For the nine months ended September 30, 2008, we recognized income of $10.6 million in our consolidated results. This included our 50% share of IMTT’s net income, equal to $14.1 million for the period, offset by $3.5 million of additional depreciation and amortization expense (net of taxes).

Distributions from IMTT, to the degree classified as taxable dividends and not a return of capital for income tax purposes, qualify for the federal dividends received deduction. Therefore, 80% of any dividend is excluded in calculating our consolidated federal taxable income. Any distributions classified as a return of capital for income tax purposes will reduce our tax basis in IMTT. IMTT’s cash from operating activities for the nine months ended September 30, 2009 has been retained to fund IMTT’s growth capital expenditures and is expected to contribute significantly to IMTT’s future gross profit and EBITDA. See “Liquidity and Capital Resources” for further discussion.

Energy-Related Business: Bulk Liquid Storage Terminal Business – (continued)

To enable meaningful analysis of IMTT’s performance across periods, IMTT’s overall performance is discussed below, rather than IMTT’s contribution to our consolidated results.

Key Factors Affecting Operating Results

•	Terminal revenue and terminal gross profit increased principally due to:
•	increases in average tank rental rates and volume of storage under contract; and
•	increases in revenue from the provision of storage and other services with the commencement of operations at a new storage facility at Geismar, LA.
•	Despite the improvements to terminal gross profit, total gross profit during the quarter declined due to lower environmental response activity levels in the third quarter of 2009.

	Quarter Ended September 30,		Change Favorable/(Unfavorable)		Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2009	2008	$	%	2009	2008	$	%
	($ In Thousands) (Unaudited)
Revenue
Terminal revenue	$80,962	$76,062	4,900	6.4	$242,524	$223,185	19,339	8.7
Environmental response revenue	4,206	28,432	(24,226)	(85.2)	11,421	37,933	(26,512)	(69.9)
Total revenue	85,168	104,494	(19,326)	(18.5)	253,945	261,118	(7,173)	(2.7)
Costs and expenses
Terminal operating costs	38,114	36,076	(2,038)	(5.6)	114,577	114,061	(516)	(0.5)
Environmental response operating costs	3,829	19,564	15,735	80.4	11,759	27,459	15,700	57.2
Total operating costs	41,943	55,640	13,697	24.6	126,336	141,520	15,184	10.7
Terminal gross profit	42,848	39,986	2,862	7.2	127,947	109,124	18,823	17.2
Environmental response gross profit (loss)	377	8,868	(8,491)	(95.7)	(338)	10,474	(10,812)	(103.2)
Gross profit	43,225	48,854	(5,629)	(11.5)	127,609	119,598	8,011	6.7
General and administrative expenses	6,653	8,267	1,614	19.5	19,220	21,462	2,242	10.4
Depreciation and amortization	13,457	11,303	(2,154)	(19.1)	39,735	31,960	(7,775)	(24.3)
Operating income	23,115	29,284	(6,169)	(21.1)	68,654	66,176	2,478	3.7
Interest expense, net	(7,378)	(6,909)	(469)	(6.8)	(21,990)	(16,801)	(5,189)	(30.9)
Other income	340	110	230	NM	172	1,861	(1,689)	(90.8)
Unrealized (losses) gains on derivative instruments	(8,074)	(4,792)	(3,282)	(68.5)	20,454	(4,502)	24,956	NM
Provision for income taxes	(3,137)	(7,412)	4,275	57.7	(27,035)	(18,874)	(8,161)	(43.2)
Noncontrolling interest	(145)	185	(330)	(178.4)	152	442	(290)	(65.6)
Net income	$4,721	$10,466	(5,745)	(54.9)	$40,407	$28,302	12,105	42.8
Reconciliation of net income to EBITDA excluding non-cash items:
Net income	$4,721	$10,466			$40,407	$28,302
Interest expense, net	7,378	6,909			21,990	16,801
Provision for income taxes	3,137	7,412			27,035	18,874
Depreciation and amortization	13,457	11,303			39,735	31,960
Unrealized losses (gains) on derivative instruments	8,074	4,792			(20,454)	4,502
EBITDA excluding non-cash items	$36,767	$40,882	(4,115)	(10.1)	$108,713	$100,439	8,274	8.2

NM — Not meaningful

Energy-Related Business: Bulk Liquid Storage Terminal Business – (continued)

Revenue and Gross Profit

The increase in terminal revenue primarily reflects growth in storage and other services revenues, partially offset by declines in throughput and heating revenues. Storage revenue grew primarily as the average rental rates increased by 9.1% and 8.6% during the quarter and nine months ended, respectively. The increase in storage revenue also reflected an increase in storage capacity as the business completed certain expansion projects at its Louisiana facilities. Demand for bulk liquid storage generally remains strong.

The commencement of storage and related logistics services at IMTT’s Geismar, LA terminal was the primary driver of an overall $2.6 million and $15.1 million increase in gross profit and EBITDA during the quarter and nine months ended, respectively. Throughput and heating revenues declined reflecting lower activity levels at IMTT’s facilities and lower heating costs due to the decline in fuel prices passed through to customers. Storage capacity utilization, defined as storage capacity rented divided by total capacity available, remained relatively constant at 94% during the quarter and nine months ended September 30, 2009.

The terminal operating costs increased primarily driven by health insurance claims, pension costs, tank cleaning expenses, pipeline related work and the commencement of operations at Geismar, LA, partially offset by a $2.0 million excise tax settlement in the first half of 2008 that did not recur in 2009.

Gross profit from environmental services decreased from 2008 to 2009 primarily due to higher spill response activity in 2008 relating to IMTT’s central role in response activities following the July 23, 2008 fuel oil spill on the Mississippi River near New Orleans.

General and Administrative Expenses

Lower general and administrative costs for the nine months ended September 30, 2009 resulted primarily from the recovery of receivables that had been fully provisioned for in prior periods.

Depreciation and Amortization

Depreciation and amortization expense increased as IMTT completed several major expansion projects, resulting in higher asset balances.

Interest Expense, Net

Interest costs in both the quarter and nine months ended September 30, 2009 increased primarily due to higher borrowings incurred to fund growth capital expenditures along with the discontinuation of the capitalization of construction period interest upon the commencement of operations at Geismar, LA, partially offset by a decrease in interest rates on unhedged debt balances for the quarter ended September 30, 2009.

Income Taxes

For the year ended December 31, 2009, the bulk liquid storage terminal business expects to generate a loss for federal income tax purposes that can be carried forward and utilized to reduce current taxable income in 2010. However, the business does expect to pay an Alternative Minimum Tax of approximately $1.0 million, which will be available as a credit against regular federal income taxes in the future.

The business files separate state income tax returns in five states. For the year ended December 31, 2009, the business expects to pay state income taxes of approximately $4.0 million.

A significant difference between the bulk liquid storage terminal business’ book and federal taxable income relates to depreciation of fixed assets. For book purposes, fixed assets are depreciated primarily over 15 to 30 years using the straight-line method of depreciation. For federal income tax purposes, fixed assets are depreciated primarily over 5 to 15 years using accelerated methods. In addition, a significant portion of the fixed assets placed in service in 2009 qualify for the 50% federal bonus depreciation. Most of the states in which the business operates allow the use of the federal depreciation calculation methods, but do not allow the bonus depreciation deduction.

Energy-Related Business: Gas Production and Distribution Business

Key Factors Affecting Operating Results

•	increased non-utility contribution margin, primarily due to a decline in the cost of bulk liquefied petroleum gas, or LPG; and
•	increased utility contribution margin due principally to a regulator-approved interim rate increase implemented from June 11, 2009.

	Quarter Ended September 30,		Change Favorable/(Unfavorable)		Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2009	2008	$	%	2009	2008	$	%
	($ In Thousands) (Unaudited)
Contribution margin
Revenue – utility	$26,056	$36,060	(10,004)	(27.7)	$67,637	$97,317	(29,680)	(30.5)
Cost of revenue – utility	16,535	28,212	11,677	41.4	41,865	74,014	32,149	43.4
Contribution margin – utility	9,521	7,848	1,673	21.3	25,772	23,303	2,469	10.6
Revenue – non-utility	18,680	23,495	(4,815)	(20.5)	58,145	70,177	(12,032)	(17.1)
Cost of revenue – non-utility	8,952	14,613	5,661	38.7	26,569	44,381	17,812	40.1
Contribution margin – non-utility	9,728	8,882	846	9.5	31,576	25,796	5,780	22.4
Total contribution margin	19,249	16,730	2,519	15.1	57,348	49,099	8,249	16.8
Production	1,428	1,539	111	7.2	4,020	4,051	31	0.8
Transmission and distribution	4,003	3,705	(298)	(8.0)	11,415	10,858	(557)	(5.1)
Gross profit	13,818	11,486	2,332	20.3	41,913	34,190	7,723	22.6
Selling, general and administrative expenses	5,516	4,444	(1,072)	(24.1)	15,923	13,280	(2,643)	(19.9)
Depreciation and amortization	1,713	1,677	(36)	(2.1)	5,135	5,009	(126)	(2.5)
Operating income	6,589	5,365	1,224	22.8	20,855	15,901	4,954	31.2
Interest expense, net	(2,212)	(2,354)	142	6.0	(6,709)	(7,025)	316	4.5
Other (expense) income	(43)	41	(84)	NM	(68)	213	(281)	(131.9)
Unrealized losses on derivative instruments	(3,194)	(73)	(3,121)	NM	(392)	(223)	(169)	(75.8)
Provision for income taxes	(446)	(1,166)	720	61.7	(5,359)	(3,471)	(1,888)	(54.4)
Net income(1)	$694	$1,813	(1,119)	(61.7)	$8,327	$5,395	2,932	54.3
Reconciliation of net income to EBITDA excluding non-cash items:
Net income(1)	$694	$1,813			$8,327	$5,395
Interest expense, net	2,212	2,354			6,709	7,025
Provision for income taxes	446	1,166			5,359	3,471
Depreciation and amortization	1,713	1,677			5,135	5,009
Unrealized losses on derivative instruments	3,194	73			392	223
EBITDA excluding non-cash items	$8,259	$7,083	1,176	16.6	$25,922	$21,123	4,799	22.7

NM — Not meaningful

(1)	Corporate allocation expense and the federal tax effect have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Energy-Related Business: Gas Production and Distribution Business – (continued)

Although the presentation and analysis of contribution margin is a non-GAAP performance measure, management believes that it is meaningful to understanding TGC’s performance under both a utility regulated rate structure and a non-utility competitive pricing structure. Under a regulated environment, feedstock costs are automatically passed through to utility customers, while non-utility pricing may be adjusted, subject to the competitive environment, to recover changes in raw material costs.

Contribution margin should not be considered an alternative to revenue, operating income, or net income, determined in accordance with U.S. GAAP. We calculate contribution margin as revenue less direct costs of revenue other than production and transmission and distribution costs. Other companies may calculate contribution margin differently or may use different metrics and, therefore, the contribution margin presented for TGC is not necessarily comparable with metrics of other companies.

Contribution Margin and Operating Income

Utility contribution margin for the quarter and nine months was higher, primarily due to implementation of the interim rate increase from June 11, 2009, partially offset by volume declines related almost entirely to commercial customers, who are more exposed to the variability of the economic cycle. Similarly, non-utility contribution margin for the quarter and nine months was higher, primarily due to effective margin management combined with lower input costs, partially offset by marginal volume declines. Local suppliers may reduce their production of propane that TGC distributes through the unregulated portion of the business. To the extent that local suppliers are unable to supply TGC with a sufficient amount of propane, the business believes they can supplement their supply from foreign sources. Foreign sourced propane is likely to cost more than locally produced propane, although a portion of any increased cost may be offset by improved efficiency in distribution.

Selling, general and administrative costs increased due to high incentive compensation based upon strong 2009 performance to date, pension expenses and professional services costs, primarily related to the implementation of a profit center structure. Full year 2009 pension expense is expected to increase by approximately $1.1 million compared with 2008.

Income Taxes

Income from the gas production and distribution business is included in our consolidated federal income tax return, and its income is subject to Hawaii state income taxes. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business.

The business’ federal taxable income differs from book income primarily as a result of differences in the depreciation of fixed assets. Net book income before taxes includes depreciation based on asset values and lives that differ from those used in determining taxable income. For the year ended December 2009, the business expects to have a state income tax liability of approximately $845,000.

District Energy Business

Customers of our district energy business pay two charges to receive chilled water services: a fixed charge based on contracted capacity, and a variable charge based on the consumption of chilled water. Capacity charges are typically adjusted annually at a fixed rate or are indexed to the Consumer Price Index (CPI). The terms of the customer contracts provide for the pass-through of increases or decreases in electricity costs, the largest component of the business’ direct expenses.

Energy-Related Business: District Energy Business – (continued)

Key Factors Affecting Operating Results

•	a decrease in gross profit, driven by:
•	cooler average temperatures in 2009 compared with 2008, resulting in decreased cooling consumption revenue and decreased electricity costs due to lower ton-hour sales, partially offset by
•	a net increase in contracted capacity as six new customers began service and annual inflation-linked increases in contract capacity rates.
•	decreased selling, general and administrative costs due to a reduction in legal expenses, a change in the method of accruing audit fees, and a customer reimbursement in 2009 for project development costs.

	Quarter Ended September 30,		Change Favorable/(Unfavorable)		Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2009	2008	$	%	2009	2008	$	%
	($ In Thousands) (Unaudited)
Cooling capacity revenue	$5,224	$4,850	374	7.7	$15,231	$14,484	747	5.2
Cooling consumption revenue	9,400	10,654	(1,254)	(11.8)	17,130	18,495	(1,365)	(7.4)
Other revenue	832	752	80	10.6	2,331	2,201	130	5.9
Finance lease revenue	1,190	1,164	26	2.2	3,587	3,537	50	1.4
Total revenue	16,646	17,420	(774)	(4.4)	38,279	38,717	(438)	(1.1)
Direct expenses – electricity	5,715	6,982	1,267	18.1	11,103	11,984	881	7.4
Direct expenses – other(1)	4,803	4,247	(556)	(13.1)	14,075	13,200	(875)	(6.6)
Direct expenses – total	10,518	11,229	711	6.3	25,178	25,184	6	—
Gross profit	6,128	6,191	(63)	(1.0)	13,101	13,533	(432)	(3.2)
Selling, general and administrative expenses	697	740	43	5.8	2,051	2,498	447	17.9
Amortization of intangibles	345	345	—	—	1,023	1,027	4	0.4
Operating income	5,086	5,106	(20)	(0.4)	10,027	10,008	19	0.2
Interest expense, net	(2,554)	(2,609)	55	2.1	(7,589)	(7,761)	172	2.2
Other income	447	45	402	NM	541	155	386	NM
Unrealized (losses) gains on derivative instruments	(4,069)	10	(4,079)	NM	(639)	28	(667)	NM
Income tax benefit (provision)	500	(623)	1,123	180.3	(721)	(516)	(205)	(39.7)
Noncontrolling interest	(174)	(147)	(27)	(18.4)	(515)	(437)	(78)	(17.8)
Net (loss) income(2)	$(764)	$1,782	(2,546)	(142.9)	$1,104	$1,477	(373)	(25.3)
Reconciliation of net (loss) income to EBITDA excluding non-cash items:
Net (loss) income(2)	$(764)	$1,782			$1,104	$1,477
Interest expense, net	2,554	2,609			7,589	7,761
Income tax (benefit) provision	(500)	623			721	516
Depreciation	1,541	1,402			4,506	4,354
Amortization of intangibles	345	345			1,023	1,027
Unrealized losses (gains) on derivative instruments	4,069	(10)			639	(28)
EBITDA excluding non-cash items	$7,245	$6,751	494	7.3	$15,582	$15,107	475	3.1

NM — Not meaningful

(1)	Includes depreciation expense of $1.5 million and $1.4 million for the quarters ended September 30, 2009 and 2008, respectively, and $4.5 million and $4.4 million for the nine month periods ended September 30, 2009 and September 30, 2008, respectively.
(2)	Corporate allocation expense, and the federal tax effect, have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Energy-Related Business: District Energy Business – (continued)

Gross Profit

Gross profit decreased primarily due to reduced cooling consumption revenue related to lower ton-hour sales resulting from cooler average temperatures in 2009 compared with 2008 and an adjustment for electricity costs passed through in 2008. Cooler weather conditions in the Chicago area, compared with 2008, have contributed to a significant decrease in chilled water demand. Cooling capacity revenue increased due to a net increase in contract capacity as six new customers began service and annual inflation-related increases of contract capacity rates in accordance with customer contract terms. Electricity expense decreased due to lower consumption, partially offset by higher market rates in 2009. Other direct expenses increased compared to 2008 due to the timing of the completion of maintenance projects.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased primarily due to a reduction in legal expenses, resulting from lower activity, combined with active expense management. In addition, the decrease also reflects a change in the method of accruing audit fees and a customer reimbursement in 2009.

Other Income

Other income increased by approximately $400,000 due to a one-time termination payment received from a customer who left the business’ system during the third quarter of 2009.

Income Taxes

Income from the district energy business is included in our consolidated federal income tax return, and its income is subject to Illinois state income taxes. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business.

Due to differences in determining book and tax deductible depreciation and amortization, the business’ state taxable income is expected to exceed book income in 2009. However, as of December 31, 2008 the business had more than $20.0 million of state income tax net operating loss carryforwards that are expected to offset any state tax liability in 2009.

Aviation-Related Businesses

Airport Services Business

The rapidly changing business conditions affecting this business warrants a discussion of current and comparable prior period performance as well as a sequential analysis in order to facilitate an understanding of the stabilization of the general aviation market in recent months and its effect on the business’ financial results.

The soft overall economic conditions and the perception issues regarding the general aviation sector caused a lower utilization of business jets by both corporations and individuals. However, the level of U.S. business jet flight activity (as measured by take-offs and landings) has stabilized based on flight data reported by the Federal Aviation Administration (FAA). In September 2009, business jet take-offs and landings were approximately 17.0% higher than the low in February 2009. For the quarter ended September 30, 2009, business jet take-offs and landings increased by 5.9% from the second quarter of 2009.

In the absence of further deterioration in the general aviation sector, we believe that, based on the business’ current performance, cash generation from the business will be sufficient to meet debt service obligations and the business will remain in compliance with financial covenants through the maturity of the business’ debt without any further equity contribution from us. Additionally, we anticipate further cost reductions.

Aviation-Related Business: Airport Services Business – (continued)

Key Factors Affecting Operating Results

•	lower general aviation fuel volumes and flat weighted average margins during the nine month period, although since May 2009, fuel volumes have stabilized on a sequential basis and average dollar-based margin per gallon on fuel sold have increased slightly; and
•	higher interest expense related to interest rate swap break fee costs associated with prepayment of debt during the first nine months of 2009; partially offset by
•	lower compensation expense resulting from staff rationalization and decreased credit card fees stemming from lower jet fuel prices and lower activity levels.

	Quarter Ended September 30,		Change Favorable/(Unfavorable)		Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2009	2008	$	%	2009	2008	$	%
	($ In Thousands) (Unaudited)
Revenue
Fuel revenue	$84,337	$128,565	(44,228)	(34.4)	$223,494	$408,042	(184,548)	(45.2)
Non-fuel revenue	39,843	52,772	(12,929)	(24.5)	128,911	170,990	(42,079)	(24.6)
Total revenue	124,180	181,337	(57,157)	(31.5)	352,405	579,032	(226,627)	(39.1)
Cost of revenue
Cost of revenue – fuel	49,837	92,894	43,057	46.4	126,772	286,690	159,918	55.8
Cost of revenue – non-fuel	2,943	6,433	3,490	54.3	10,423	27,101	16,678	61.5
Total cost of revenue	52,780	99,327	46,547	46.9	137,195	313,791	176,596	56.3
Fuel gross profit	34,500	35,671	(1,171)	(3.3)	96,722	121,352	(24,630)	(20.3)
Non-fuel gross profit	36,900	46,339	(9,439)	(20.4)	118,488	143,889	(25,401)	(17.7)
Gross profit	71,400	82,010	(10,610)	(12.9)	215,210	265,241	(50,031)	(18.9)
Selling, general and administrative expenses(1)	43,413	49,989	6,576	13.2	134,734	156,922	22,188	14.1
Goodwill impairment	—	—	—	—	71,200	—	(71,200)	NM
Depreciation and amortization	14,245	15,242	997	6.5	75,362	44,366	(30,996)	(69.9)
Operating income (loss)	13,742	16,779	(3,037)	(18.1)	(66,086)	63,953	(130,039)	NM
Interest expense, net	(15,865)	(15,751)	(114)	(0.7)	(52,552)	(47,032)	(5,520)	(11.7)
Other (expense) income	(109)	(27)	(82)	NM	(322)	283	(605)	NM
Unrealized losses on derivative instruments	(10,517)	(578)	(9,939)	NM	(28,601)	(1,133)	(27,468)	NM
Benefit (provision) for income taxes	5,137	(170)	5,307	NM	59,467	(6,476)	65,943	NM
Net (loss) income(2)	$(7,612)	$253	(7,865)	NM	$(88,094)	$9,595	(97,689)	NM
Reconciliation of net (loss) income to EBITDA excluding non-cash items:
Net (loss) income(2)	$(7,612)	$253			$(88,094)	$9,595
Interest expense, net	15,865	15,751			52,552	47,032
(Benefit) provision for income taxes	(5,137)	170			(59,467)	6,476
Depreciation and amortization	14,245	15,242			75,362	44,366
Goodwill impairment	—	—			71,200	—
Unrealized losses on derivative instruments	10,517	578			28,601	1,133
EBITDA excluding non-cash items	$27,878	$31,994	(4,116)	(12.9)	$80,154	$108,602	(28,448)	(26.2)

NM — Not meaningful

(1)	Includes $2.4 million increase in bad debt reserve in the first quarter of 2009 due to the deterioration of accounts receivable aging.
(2)	Corporate allocation expense and the federal tax effect have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Aviation-Related Business: Airport Services Business – (continued)

Results for 2008 include SevenBar FBOs from March 4, 2008 (acquisition date) to September 30, 2008. Results for 2009 include SevenBar FBOs for the three and nine months ended September 30, 2009. Results for the two months ended February 28, 2009 have not been presented separately as they are immaterial.

Revenue and Gross Profit

The majority of the revenue and gross profit in our airport services business is generated through fueling general aviation aircraft at the business’ 72 FBOs around the United States. This revenue is categorized according to who owns the fuel used to service these aircraft. If our business owns the fuel, they record the cost to purchase that fuel as cost of revenue-fuel. The business’ corresponding fuel revenue is their cost to purchase that fuel plus a margin. The business generally pursues a strategy of maintaining, and where appropriate increasing, dollar-based margins, thereby passing any increase in fuel prices to the customer. The business also has into-plane arrangements whereby they fuel aircraft with fuel owned by another party. The business collects a fee for this service that is recorded as non-fuel revenue. Other non-fuel revenue includes various services such as hangar rentals, de-icing and airport services.

The business’ revenue and gross profit are driven by fuel volume and dollar-based margin per gallon. This applies to both fuel and into-plane revenue. Customers will occasionally move from one category to the other. Therefore, we believe discussing fuel and non-fuel revenue and gross profit and the related key metrics on a combined basis provides a more meaningful analysis of our airport services business.

Gross profit for the quarter and nine months ended September 30, 2009 declined compared to the comparable prior periods, mainly due to lower volume of general aviation fuel sold. General aviation fuel volumes declined 19.2% as compared to the first nine months of 2008. Weighted average margins, including into-plane sales, were flat. Excluding the results from the Charter operations and Management Contracts business, which were sold in the second half of 2008, gross profit from other services (including hangar rentals, de-icing and miscellaneous services) decreased by 17.5% for the year, primarily due to lower hangar rent resulting from lower transient traffic.

Gross profit for the quarter ended September 30, 2009 increased by 3.8% compared to the second quarter of 2009 as a result of an increase in overall business jet traffic and expansion of dollar-based margin per gallon of fuel sold. Gross profit performance was also positively affected by fuel sales and facility fees generated by the G-20 meeting in Pittsburgh in September 2009.

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses is due primarily to integration synergies and the implementation of cost reduction initiatives. These cost savings were offset by a $2.4 million increase in the bad debt reserve in the first quarter of 2009 due to the deterioration of the accounts receivable aging. Account receivables aging has improved significantly in the third quarter of 2009, and as a result the business has recorded no further significant bad debt reserve adjustment. Our airport services business is further rationalizing its cost structure.

Goodwill Impairment

The business performed an impairment test at the reporting unit level during the first six months of 2009. Goodwill is considered impaired when the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, as determined under a two step approach. Based on the testing performed, the business recognized goodwill impairment charges of $71.2 million, principally related to underperformance at a limited number of FBOs.

Depreciation and Amortization

The increase in depreciation and amortization expense was due to non-cash impairment charges of $30.8 million due to underperformance at a limited number of FBOs in the first six months of 2009.

Interest Expense, Net

Interest expense increased despite a reduction of $60.6 million and $12.0 million of debt in the first half and third quarter, respectively, due to the payment of $6.7 million and $1.2 million of swap termination fees during the periods, respectively.

Aviation-Related Business: Airport Services Business – (continued)

Income Taxes

Income generated by the airport services business is included in our consolidated federal income tax return. The business files separate state income returns in more than 30 states in which it operates. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business.

For purposes of determining book and taxable income, depreciation of fixed assets and amortization of intangibles are calculated differently, with additional differences between federal and state taxable income.

While the business as a whole expects to generate a current year federal income tax loss, certain entities within the business will generate state taxable income. The business expects its 2009 current state income tax expense will be approximately $1.3 million.

Airport Parking Business

Key Factors Affecting Operating Results

•	lower revenue due to reduced traffic volumes resulting from airline enplanement declines and the economic slowdown;
•	lower direct expenses from fuel cost savings, reduced marketing spending and other cost reduction programs initiated by the business, excluding the $6.4 million of non-cash impairment charge to property, equipment, land and leasehold improvements in the first quarter of 2009; and
•	higher selling, general and administrative costs primarily due to increased professional fees associated with the planned disposal of the business.

	Quarter Ended September 30,		Change Favorable/(Unfavorable)		Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2009	2008	$	%	2009	2008	$	%
	($ In Thousands) (Unaudited)
Revenue	$16,965	$18,686	(1,721)	(9.2)	$51,011	$57,001	(5,990)	(10.5)
Direct expenses(1)	13,102	15,409	2,307	15.0	47,101	46,330	(771)	(1.7)
Gross profit	3,863	3,277	586	17.9	3,910	10,671	(6,761)	(63.4)
Selling, general and administrative expenses	3,424	2,308	(1,116)	(48.4)	8,680	7,914	(766)	(9.7)
Amortization of intangibles	—	400	400	NM	—	1,943	1,943	NM
Operating income (loss)	439	569	(130)	(22.8)	(4,770)	814	(5,584)	NM
Interest expense, net	(3,192)	(3,741)	549	14.7	(11,673)	(11,377)	(296)	(2.6)
Other (expense) income	(76)	2	(78)	NM	398	62	336	NM
Unrealized gains on derivative instruments	490	88	402	NM	163	246	(83)	(33.7)
Benefit for income taxes	907	1,185	(278)	(23.5)	6,184	3,956	2,228	56.3
Noncontrolling interest	222	314	(92)	(29.3)	1,435	1,012	423	41.8
Net loss(2)	$(1,210)	$(1,583)	373	23.6	$(8,263)	$(5,287)	(2,976)	(56.3)
Reconciliation of net loss to EBITDA excluding non-cash items:
Net loss(2)	$(1,210)	$(1,583)			$(8,263)	$(5,287)
Interest expense, net	3,192	3,741			11,673	11,377
Benefit for income taxes	(907)	(1,185)			(6,184)	(3,956)
Depreciation(1)	1,011	1,307			9,124	3,866
Amortization of intangibles	—	400			—	1,943
Unrealized gains on derivative instruments	(490)	(88)			(163)	(246)
EBITDA excluding non-cash items	$1,596	$2,592	(996)	(38.4)	$6,187	$7,697	(1,510)	(19.6)

NM — Not meaningful

(1)	Includes depreciation expense of $1.1 million and $1.3 million for the quarters ended September 30, 2009 and 2008, respectively, and $9.1 million and $3.9 million for the nine month periods ended September 30, 2009 and 2008, respectively. Depreciation expense for the nine months ended September 30, 2009 includes a non-cash impairment charge of $6.4 million.
(2)	Corporate allocation expense and other intercompany fees and the federal tax effect have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Aviation-Related Business: Airport Parking Business – (continued)

	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
	2009	2008		%	2009	2008		%
Operating Data:
Cars Out(1)	433,672	460,534	(26,862)	(5.8)	1,299,570	1,470,735	(171,165)	(11.6)
Average Revenue Per Car Out:	$39.77	$37.59	$2.18	5.8	$40.03	$36.71	3.32	9.0
Average Overnight Occupancy(2)	17,361	19,497	(2,136)	(11.0)	17,031	21,534	(4,503)	(20.9)

(1)	Cars Out refers to the total number of customers exiting during the period.
(2)	Average Overnight Occupancy refers to aggregate average daily occupancy measured for all locations at the lowest point of the day and does not reflect turnover and intra-day activity.

Liquidity and Capital Resources

Consolidated

Our primary cash requirements include normal operating expenses, debt service, maintenance capital expenditures and debt principal payments. Our primary source of cash is cash generated by operating activities, although we could borrow against existing credit facilities, issue additional LLC interests or sell assets.

In the past, we have distributed substantially all cash in excess of our primary requirements to shareholders, subject to maintaining prudent reserves in both our operating companies and our holding company. However, the economic downturn and the dislocation in the capital markets caused us to suspend our quarterly cash distributions and retain all excess cash. The retained cash is expected to buffer the Company against potential further deterioration in the credit markets, to pay down the outstanding debt of our airport services business and to pay down the revolving credit facility at our holding company.

At March 31, 2009 we reclassified the revolving credit facility at our holding company from long-term debt to current portion of long-term debt in our consolidated condensed balance sheet, due to its maturity on March 31, 2010. We have accumulated the excess cash generated by our gas production and distribution and district energy businesses as a means of repaying a portion of the amount due under the facility. With this cash repayment and assuming seasonally normal performance by the gas production and distribution and district energy businesses in the fourth quarter of 2009 and first quarter of 2010, we expect to have less than $30.0 million principal amount outstanding under this facility at the maturity date. We are in discussions with our lenders to convert the facility to a term loan and extend the maturity date. Under these revised terms, we would expect to fully repay the facility over the remainder of 2010. We continue to consider various other options for repayment of the facility including improving business performance, expense reductions, sale of assets sufficient to cover the remaining principal balance at maturity, or other sources of capital. We remain confident that we will be able to refinance or repay the outstanding borrowings under the facility by the current maturity date.

With the exception of the airport parking business (discussed below), we believe that our operating businesses will have sufficient liquidity and capital resources to meet future requirements, including servicing long-term debt obligations. We base our assessment of the sufficiency of our liquidity and capital resources on the following assumptions:

•	our businesses and investments overall generate, and will continue to generate, significant operating cash flow;
•	the ongoing maintenance capital expenditures associated with our businesses are modest and readily funded from their respective operating cash flow or available financing;
•	all significant short-term growth capital expenditures will be funded with cash on hand or from committed undrawn credit facilities; and
•	we will be able to refinance, extend and/or repay the principal amount of maturing long-term debt on terms that can be supported by our businesses.

Liquidity and Capital Resources: Consolidated – (continued)

Typically, we have capitalized our businesses, in part, using project finance style debt. Project finance style debt is limited-recourse, floating rate, non-amortizing debt with a medium term maturity of between five and seven years. At September 30, 2009, the average remaining maturity of the debt facilities across all of our businesses (excluding the debt of the airport parking business and the holding company facility described above), including our proportional interest in the debt of the bulk liquid storage terminal business, was approximately 4.4 years. In light of the improvement in the functioning of the credit markets generally, and the leverage ratios and interest coverage we expect each of these businesses to produce at the maturity of their respective debt facilities, we believe that we will be able to successfully refinance the long-term debt of these businesses on economically sensible terms.

As previously discussed, the airport parking business has insufficient capital and liquidity with which to service and/or support the refinancing of its long-term debt. We have no intention of contributing additional capital to this business and are in negotiations with a potential acquirer of the assets of the business. Creditors of this business do not have recourse to any of our assets or the assets of our other businesses, other than approximately $5.3 million in lease payments we have guaranteed.

The section below discusses the sources and uses of cash on a consolidated basis and for each of our businesses and investments. All inter-company activities such as corporate allocations, capital contributions to our businesses and distributions from our businesses have been excluded from the tables as these transactions are eliminated in consolidation.

Analysis of Consolidated Historical Cash Flows

	Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2009	2008
($ In Thousands)	$	$	$	%
Cash provided by operating activities	59,409	75,127	(15,718)	(20.9)
Cash used in investing activities	(19,866)	(93,444)	73,578	78.7
Cash (used in) provided by financing activities	(51,557)	1,728	(53,285)	NM

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

The decrease in consolidated cash provided by operating activities was due primarily to:

•	lower operating performance at our airport services; and
•	payment of interest rate swap breakage fees relating to the prepayment of the outstanding principal balance on the term loan debt from our airport services business; partially offset by
•	lower interest paid on the reduced term loan balance for our airport services business; and
•	reduced levels of working capital, reflecting decreased activities combined with receivable collection efforts at our airport services business.

As a prerequisite to obtaining financing for the airport parking business in 2006, the Company guaranteed the business’ monthly interest rate swap payments, the final payment of which was made by the Company in September 2009.

Liquidity and Capital Resources: Consolidated – (continued)

Investing Activities

The decrease in consolidated cash used in investing activities was primarily due to:

•	the absence of acquisition activity in 2009; and
•	lower capital expenditures at our airport services and gas production and distribution businesses; partially offset by
•	no return on our investment in IMTT beyond the equity earnings reported in cash from operating activities.

Distributions from IMTT are reflected in our consolidated cash provided by operating activities only up to our 50% share of IMTT’s positive earnings. Amounts in excess of this, and any distributions when IMTT records a net loss, are reflected in our consolidated cash from investing activities. For the nine months of 2009, $7.0 million in equity distributions were included in cash from operations. In the nine months of 2008, $10.6 million of the $21.0 million dividends received were included in cash from operating activities and $10.4 million were included in investing activities.

Financing Activities

The increase in consolidated cash used in financing activities was primarily due to:

•	debt draw downs in 2008, primarily against the MIC Inc. revolving credit facility, to fund acquisitions; and
•	debt repayment during 2009 at our airport services business; partially offset by
•	the suspension of distributions to shareholders in 2009.

MIC Inc. Revolving Credit Facility

The financial covenant requirements under our MIC Inc. revolving credit facility, and the calculation of these measures at September 30, 2009, were as follows:

•	Ratio of Debt to Consolidated Adjusted Cash from Operations <5.60x (at September 30, 2009: 1.65x)
•	Ratio of Consolidated Adjusted Cash from Operations to Interest Expense >2.0x (at September 30, 2009: 11.02x)
•	Minimum EBITDA (as defined in the facility) >$100.0 million (at September 30, 2009: $174.4 million)

For a description of the material terms of the MIC Inc. revolving credit facility, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2008. As of March 31, 2009, the Company reclassified its revolving credit facility from long-term debt to current portion of long-term debt in the consolidated condensed balance sheet, due to its maturity on March 31, 2010.

Energy-Related Businesses

Bulk Liquid Storage Terminal Business

The following analysis represents 100% of the cash flows of IMTT, which we believe is the most appropriate and meaningful approach to discussing the historical cash flow trends of IMTT, rather than just the composition of cash flows that are included in our consolidated cash flows. We account for our 50% ownership of this business using the equity method. When IMTT records a net loss, or pays distributions in excess of our share of its earnings, distributions we receive in excess of IMTT’s earnings are reflected in the consolidated cash flow used in investing activities. Through December 2008, we received a quarterly dividend of $7.0 million since completing our investment in May 2006. Cash from operating activities for the nine months ended September 30, 2009 has been retained to fund IMTT’s growth capital expenditures and is expected to contribute significantly to IMTT’s future gross profit and EBITDA.

Energy-Related Business: Bulk Liquid Storage Terminal Business – (continued)

	Nine Months Ended September 30,
	2009	2008	Change Favorable/(Unfavorable)
($ In Thousands)	$	$	$	%
Cash provided by operating activities	92,671	76,477	16,194	21.2
Cash used in investing activities	(109,772)	(106,298)	(3,474)	(3.3)
Cash provided by financing activities	15,260	28,528	(13,268)	(46.5)

Operating Activities

Cash provided by operating activities at IMTT is generated primarily from storage rentals and ancillary services that are billed monthly and paid on various terms. Cash used in operating activities is mainly for payroll costs, maintenance and repair of fixed assets, utilities and professional services, interest payments and payments to tax jurisdictions. Cash provided by operating activities increased primarily due to improved operating results, an improvement in working capital and lower cash contributions to the IMTT pension plan, partially offset by an increase in cash interest paid.

Investing Activities

Cash used in investing activities relates primarily to capital expenditures discussed below. Capital expenditures decreased from $161.3 million in 2008 to $106.1 million in 2009 reflecting a reduction in growth capital expenditure as projects have been completed. Maintenance capital expenditures also decreased resulting from reduced levels of tank inspections and repairs and remediation work at the Bayonne, NJ facility. However, cash used in investing activities in 2008 was offset by $55.5 million of proceeds received from the sale of Gulf Opportunity Zone (“GO Zone”) bond investments, which did not recur in 2009.

Maintenance Capital Expenditure

IMTT incurs maintenance capital expenditures to prolong the useful lives and increase the service capacity of existing revenue producing assets. Maintenance capital expenditures include the refurbishment of storage tanks, piping, dock facilities, and environmental capital expenditure, principally in relation to improvements in containment measures and remediation.

During the nine months ended September 30, 2009, IMTT spent $26.9 million on maintenance capital expenditures, including $24.1 million principally in relation to tank refurbishments and repairs to docks and other infrastructure and $2.8 million on environmental capital expenditures, principally in relation to improvements in containment measures and remediation.

In 2009, IMTT expects to spend a total of $35.0 million to $40.0 million on maintenance capital expenditures. IMTT anticipates that maintenance capital expenditures will increase to $55.0 million to $65.0 million in 2010 and remain at that level through 2012 before moderating.

Growth Capital Expenditure

During the nine months ended September 30, 2009, IMTT spent $65.7 million on growth projects, including $30.9 million for the on-going construction of new storage tanks at its St. Rose, Gretna and Avondale, LA facilities, $22.6 million for on-going tank construction and refurbishment as well as improved infrastructure at its Bayonne, NJ facility and $6.9 million in relation to the final elements of construction of the new bulk liquid chemical storage facility at Geismar, LA. The balance of the expenditure was spent on specific expansion projects related to a number of smaller projects to improve the capabilities of IMTT’s facilities.

Since our investment in IMTT, the business has undertaken or committed to a total of approximately $525.1 million in expansion projects and acquired the Joliet, IL facility for $18.5 million. Through September 30, 2009, these projects added and/or refurbished approximately 5.6 million barrels of storage capacity and are contributing $45.6 million to gross profit and EBITDA on an annualized basis.

Energy-Related Business: Bulk Liquid Storage Terminal Business – (continued)

In addition, IMTT currently has ongoing growth projects for the construction of 1.8 million barrels of new storage capacity and associated infrastructure at St. Rose, LA and the conversion of 775,000 barrels of capacity and associated infrastructure at Bayonne, NJ, which are expected to be put into service from the fourth quarter of 2009 through early 2010. Other smaller growth projects are also being pursued. On a combined basis, the projects under construction are expected to have a total cost of $138.2 million and will contribute approximately $19.7 million to gross profit and EBITDA on an annualized basis. Of the $138.2 million of IMTT’s current growth projects, $67.5 million remained to be spent as at September 30, 2009. IMTT expects to fund these committed projects with its existing credit facilities. Contracts with a term of between 4 and 12 years have been signed with customers for substantially all of the tanks being constructed/converted in LA and NJ.

IMTT continues to review numerous additional attractive growth opportunities. IMTT anticipates funding new growth capital expenditures with a combination of its cash flow from operating activities, existing and additional credit facilities.

Financing Activities

At September 30, 2009, the outstanding balance on IMTT’s debt facilities consisted of $242.6 million in revolving credit facilities, $251.3 million in bonds and $143.7 million in term loan facilities, including shareholder loans. The weighted average interest rate of the outstanding debt facilities including any interest rate swaps and fees associated with outstanding letters of credit at September 30, 2009 is 4.3%. For the nine months ended September 30, 2009, IMTT paid approximately $22.0 million, net of capitalized interest, in interest expense related to its debt facilities.

On August 28, 2009, IMTT entered into a loan agreement with Regions Bank, as Administrative Agent, to provide unsecured term loan financing of $30.0 million. IMTT drew down $30.0 million on the same day and applied the funds to repay its current U.S. dollar denominated revolving credit facility. Terms of the additional unsecured facility include an interest rate of LIBOR plus an average margin of 4.0% and a maturity of June 2012. All other material terms, including financial covenants, are substantially the same as the business’ existing revolving U.S. dollar denominated revolving credit facility.

Cash flows from financing activities decreased primarily due to decreases in debt draw downs used to fund growth capital expenditure, offset by lower dividend payments and repayment of shareholder loans in 2009.

The financial covenant requirements under IMTT’s credit facilities, and the calculation of these measures at September 30, 2009, were as follows:

USD Revolving Credit Facility	CAD Revolving Credit Facility
Debt to EBITDA Ratio: Max 4.75x	Debt to EBITDA Ratio: Max 4.75x
(at September 30, 2009: 3.70x)	(at September 30, 2009: 3.70x)
EBITDA to Interest Ratio: Min 3.00x	EBITDA to Interest Ratio: Min 3.00x
(at September 30, 2009: 7.00x)	(at September 30, 2009: 7.00x)

For a description of the material terms of IMTT’s credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2008. IMTT does not have any material changes to these credit facilities since February 27, 2009, our 10-K filing date.

Gas Production and Distribution Business

	Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2009	2008
($ In Thousands)	$	$	$	%
Cash provided by operating activities	16,477	15,262	1,215	8.0
Cash used in investing activities	(4,816)	(6,959)	2,143	30.8
Cash provided by financing activities	10,000	2,000	8,000	NM

NM — Not meaningful

Energy-Related Business: Gas Production and Distribution Business – (continued)

Operating Activities

The main driver for cash provided by operating activities is customer receipts. These are offset in part by the timing of payments for fuel, materials, pipeline repairs, vendor services and supplies, payroll and benefit costs, revenue-based taxes and payment of administrative costs. Customers are generally billed monthly and make payments on account. Vendors and suppliers generally bill TGC when services are rendered or when products are shipped.

The increase from 2008 to 2009 was primarily due to improved operating results, partially offset by payment of pension contributions.

Investing Activities

Cash used in investing activities primarily comprises capital expenditures. Capital expenditures for the non-utility business are funded by cash from operating activities and capital expenditures for the utility business are funded by drawing on credit facilities as well as cash from operating activities.

Maintenance Capital Expenditure

Maintenance capital expenditures include replacement of pipeline sections, improvements to the business’ transmission system and synthetic natural gas, or SNG plant, improvements to buildings and other property and the purchases of vehicles and equipment.

Growth Capital Expenditure

Growth capital expenditures include the purchases of meters, regulators and propane tanks for new customers, the cost of installing pipelines for new residential and commercial construction and the costs of new commercial energy projects.

The following table sets forth information about capital expenditures in our gas production and distribution business:

	Maintenance	Growth
Nine months ended September 30, 2008	$4.6 million	$3.2 million
Nine months ended September 30, 2009	$1.8 million	$3.1 million
2009 full year projected	$3.7 million	$4.3 million
Commitments at September 30, 2009	$209,000	$700,000

The business expects to fully fund its total 2009 capital expenditures with available credit facilities that relate to the utility operations. Capital expenditures for 2009 are expected to be lower than previous years due to deferral of several large projects until the economic outlook improves.

Financing Activities

At September 30, 2009, the outstanding balance on the business’ debt facilities consisted of $160.0 million in term loan facility borrowings and $19.0 million in capital expenditure facility borrowings. The weighted average interest rate of the outstanding debt facilities including any interest rate swaps at September 30, 2009 is 4.6%. For the nine months ended September 30, 2009, the business paid approximately $6.4 million in interest expense related to its debt facilities.

TGC also has an uncommitted unsecured short-term borrowing facility of $7.5 million that was renewed during the second quarter of 2009. This credit line is available for working capital needs and no amounts were outstanding as of September 30, 2009.

The main drivers for cash from financing activities are debt financings for capital expenditures and the repayment of outstanding credit facilities. The change from 2008 to 2009 was due primarily to the timing of borrowings to fund capital expenditures.

The financial covenants triggering distribution lock-up under the business’ credit facility are as follows:

•	12 mo. look-forward and 12 mo. look-backward adjusted EBITDA/interest >3.5x (distribution lock-up) and >2.5x (debt default threshold). The ratio at September 30, 2009 was 8.64x.

Energy-Related Business: Gas Production and Distribution Business – (continued)

Additionally, the HPUC requires that consolidated debt to total capital for HGC Holdings not exceed 65%. The ratio was 62% at September 30, 2009.

For a description of the material terms of the gas production and distribution business’ credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2008. We have not had any material changes to these credit facilities since February 27, 2009, our 10-K filing date.

District Energy Business

	Nine Months Ended September 30,		Change Favorable/Unfavorable
	2009	2008
($ In Thousands)	$	$	$	%
Cash provided by operating activities	9,563	11,773	(2,210)	(18.8)
Cash used in investing activities	(5,447)	(3,323)	(2,124)	(63.9)
Cash provided by (used in) financing activities	6,619	(396)	7,015	NM

NM — Not meaningful

Operating Activities

Cash provided by operating activities is primarily driven by customer receipts for services provided and for leased equipment (including non-revenue lease principal), the timing of payments for electricity and vendor services or supplies and the payment of payroll and benefit costs. The decline in cash provided by operating activities was primarily due to higher new customer reimbursements for costs to connect to the business’ system in 2008 compared to 2009 and the timing of payments to vendors. Excluding these payments, the cash contribution from ongoing operations was relatively flat period over period.

Investing Activities

Cash used in investing activities mainly comprises capital expenditures, which are generally funded by drawing on available credit facilities. Cash used in investing activities in 2008 and 2009 funded growth capital expenditures for new customer connections and plant expansion.

Maintenance Capital Expenditure

The business expects to spend up to $1.0 million per year on capital expenditures relating to the replacement of parts, system reliability, customer service improvements and minor system modifications. Maintenance capital expenditures will be funded from available debt facilities and cash from operating activities.

Growth Capital Expenditure

The following table summarizes growth capital expenditures committed by our district energy business as well as the gross profit and EBITDA expected to be generated by those expenditures. Of the $28.0 million total, approximately $17.6 million, or 63%, has been spent as of September 30, 2009.

	Capital Expenditure Cost ($ Millions)	Gross Profit/ EBITDA ($ Millions)(1)	Expected Date for Gross Profit/EBITDA
Chicago Plant and Distribution System Expansion	7.7
New Chicago Customer Connections and Minor System Modifications	6.6
	14.3	4.9	2007 – 2012
Chicago Plant Renovation and Expansion	11.0	1.3	2010 – 2011
Las Vegas System Expansion	2.7	0.3	2010
Total	28.0	6.5

(1)	Represents projected increases in annualized EBITDA in the first year following completion of the project.

Energy-Related Business: District Energy Business – (continued)

New customers will typically reimburse the business for a substantial portion of expenditures related to connecting them to our system, thereby reducing the impact of this element of capital expenditure. In addition, new customers generally have up to two years after their initial service date to increase capacity up to their final contracted tons which may defer a small portion of the expected gross profit and EBITDA. The business anticipates that the expanded capacity sold to new or existing customers will be under contract or subject to letters of intent prior to the business committing to the capital expenditure. As of October 15, 2009, the business has signed contracts with eleven new customers representing approximately 80% of expected additional gross profit and EBITDA relating to the Chicago projects in the table above.

The business expects to fund the capital expenditures for system expansion and interconnection by drawing on available debt facilities. The following table sets forth information about capital expenditures in our district energy business:

	Maintenance	Growth
Nine months ended September 30, 2008	$615,000	$3.1 million
Nine months ended September 30, 2009	$738,000	$4.7 million
2009 full year projected	$1.0 million	$13.8 million
Commitments at September 30, 2009	—	—

Financing Activities

At September 30, 2009, the outstanding balance on the business’ debt facilities consisted of $158.5 million in term loan facilities, of which $8.5 million is recorded in current portion of notes payable and capital leases in the consolidated condensed balance sheets. The weighted average interest rate of the outstanding debt facilities including any interest rate swaps and fees associated with outstanding letters of credit at September 30, 2009 is 5.6%. For the nine months ended September 30, 2009, the business paid approximately $7.1 million in interest expense related to its debt facilities.

The increase in cash provided by (used in) financing activities is primarily due to $7.0 million of borrowings on the business’ credit facility in 2009 to finance growth capital expenditures.

The financial covenants under the business’ credit facility, and the calculation of these measures at September 30, 2009, were as follows:

•	Backward Interest Coverage Ratio >1.5x (distribution lock-up) and >1.2x (debt default threshold). The ratio at September 30, 2009 was 2.7x.
•	Leverage Ratio (funds from operations less interest expense to net debt) for the previous 12 months equal to or greater than 6.0% (distribution lock-up) and 4.0% (debt default threshold). The ratio at September 30, 2009 was 10.2%.

For a description of the material terms of the district energy business’ credit facilities, see “Liquidity and Capital resources” in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2008. We have not had any material changes to these credit facilities since February 27, 2009, our 10-K filing date.

Aviation-Related Businesses

Airport Services Business

	Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2009	2008
($ In Thousands)	$	$	$	%
Cash provided by operating activities	44,025	59,114	(15,089)	(25.5)
Cash used in investing activities	(9,232)	(66,666)	57,434	86.2
Cash (used in) provided by financing activities(1)	(67,932)	20,368	(88,300)	NM

NM — Not meaningful

Aviation-Related Business: Airport Services Business – (continued)

(1)	During the first quarter of 2009, we provided our airport services business with a capital contribution of $50.0 million to pay down $44.6 million of debt. The remainder of the capital contribution was used to pay interest rate swap breakage fees and expenses. In the first quarter of 2008, we provided our airport services business with $41.9 million of funding, which was used to pay for the acquisition of SevenBar FBOs (reflected above in cash used in investing acitivities) and to pre-fund integration costs. These contributions have been excluded from the above table as they are eliminated on consolidation.

In response to the slowing of the overall economy and the recent decline in general aviation activity, we have undertaken to reduce the indebtedness of our airport services business. In cooperation with the business’ lenders, the terms of the loan agreement were amended by our airport services business. The amendment was executed on February 25, 2009. The revised terms are outlined in “Liquidity and Capital Resources”, Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 27, 2009.

Operating Activities

Operating cash at our airport services business is generated from sales transactions primarily paid by credit cards. Some customers are extended payment terms and billed accordingly. Cash is used in operating activities mainly for payments to vendors of fuel, aircraft services and professional services, as well as payroll costs and payments to tax jurisdictions. Cash provided by operating activities decreased mainly due to:

•	a decline in gross profit resulting from lower general aviation activity; and
•	payment of interest rate swap breakage fees associated with the prepayment of the term loan debt; partially offset by
•	reduced levels of working capital, reflecting decreased general aviation activities and receivable collection efforts; and
•	reduced interest expense, other than swap breakage fees, from lower debt levels.

Cash flow from operations increased by 33.1% in the third quarter of 2009 as compared to the second quarter of 2009 as a result of a higher gross profit and improved working capital primarily due to timing of payment of fuel purchases.

Investing Activities

Cash used in investing activities relates primarily to acquisitions and capital expenditures. The decrease in cash used in investing activity is primarily due to the SevenBar acquisition in March 2008 and lower capital expenditures by the business in the first nine months of 2009.

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

Growth Capital Expenditure

Growth capital expenditures are incurred primarily in connection with lease extensions and only where the business expects to receive an appropriate return relative to its cost of capital. Historically these expenditures have included development of hangars, terminal buildings and ramp upgrades. The business has funded these projects through its growth capital expenditure facilities.

Aviation-Related Business: Airport Services Business – (continued)

The following table sets forth information about capital expenditures in our airport services business:

	Maintenance	Growth
Nine months ended September 30, 2008	$6.7 million	$20.1 million
Nine months ended September 30, 2009	$3.5 million	$5.7 million
2009 full year projected	$4.2 million	$6.4 million
Commitments at September 30, 2009	$306,000	$206,000

The decreased growth capital expenditures in 2009 primarily relates to the construction of a new hangar at the San Jose FBO and a ramp repair and extension at the Teterboro location that were completed in 2008. The business expects growth capital expenditures to be $6.4 million in 2009 and $2.6 million in 2010.

The decreases in maintenance capital expenditures are primarily due to the elimination of non-essential maintenance capital expenditures in response to the overall soft economy.

The increase in forecast maintenance capital expenditures for 2009 as compared to our previous guidance primarily reflects the timing of expenditures.

Financing Activities

At September 30, 2009, the outstanding balance on the business’ debt facilities consisted of $827.4 million in term loan facility borrowings, which is 100% hedged with interest rate swaps, and $44.6 million in capital expenditure facility borrowings. The weighted average interest rate of the term loan facility including any interest rate swaps at September 30, 2009 is 6.76%. The interest rate applicable to the capital expenditure facility is the three-month U.S. LIBOR rate. For the nine months ended September 30, 2009, the business paid approximately $43.2 million in interest expense, excluding interest rate swap breakage fees, related to its debt facilities.

In addition, for the nine months ended September 30, 2009 cash interest expense included $7.9 million in interest rate swap breakage fees. The business expects to pay further interest rate swap breakage fees to its swap counterparties as it continues to pay down its term loan debt and reduce its corresponding interest rate swaps.

During the first quarter of 2009, the Company provided the business with a capital contribution of $50.0 million. The business paid down $44.6 million of debt and used the remainder of the capital contribution to pay interest rate swap breakage fees.

In the second and third quarters of 2009, per the revised terms of the loan agreement, the business used approximately $17.5 million and $13.2 million, respectively, of its excess cash flow to prepay $16.0 million and $12.0 million, respectively, of the outstanding principal balance of the term loan and $1.5 million and $1.2 million, respectively, in interest rate swap breakage fees.

We expect to apply all excess cash flow from the business to prepay additional debt principal for the foreseeable future. We believe that, based on the business’s current performance, cash generation from the business will be sufficient to meet debt service obligations and the business will remain in compliance with financial covenants through the maturity of the debt without any further equity contribution from the Company.

The financial covenant requirements under the airport services business’ credit facility, and the calculation of these measures at September 30, 2009, were as follows:

•	Debt Service Coverage Ratio >1.2x (default threshold). The ratio at September 30, 2009 was 1.82x.
•	Leverage Ratio debt to adjusted EBITDA for the trailing twelve months <8.25x (default threshold). The ratio at September 30, 2009 was 7.88x.

Aviation-Related Business: Airport Services Business – (continued)

On November 4, 2009, our airport services business used $9.9 million of free cash flow from the third quarter of 2009 to prepay $9.0 million of the outstanding principal balance of the term loan debt and incurred $914,000 of interest rate swap breakage fees. As a result of this prepayment, the leverage ratio would decrease to 7.79x based upon the September 2009 adjusted EBITDA, as calculated under the facility, for the trailing twelve months.

For a description of the material terms of the airport services business’ credit facility, see “Liquidity and Capital resources” in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2008. We have not had any material changes to this credit facility since February 27, 2009, our 10-K filing date.

Airport Parking Business

	Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2009	2008
($ In Thousands)	$	$	$	%
Cash used in operating activities	(4,735)	(1,097)	(3,638)	NM
Cash used in investing activities	(372)	(26,139)	25,767	98.6
Cash provided by (used in) financing activities	2,354	(875)	3,229	NM

NM — Not meaningful

The results of operations and financial condition of our airport parking business have suffered in the wake of continuing declines in commercial enplanements and reduced consumer spending. Our airport parking business has $201.1 million of total debt that matured on September 9, 2009, secured by the assets and other collateral of this business. It is in default on its debt and does not have sufficient liquidity or capital resources to repay or refinance this debt.

The business signed a forbearance agreement with the lenders under its primary credit facility on June 10, 2009 that was scheduled to expire on August 31, 2009, was extended through October 15, 2009 and was extended again through November 6, 2009. Material terms of the forbearance agreement are that during the forbearance period:

•	lenders forbear from exercising rights and remedies for certain designated defaults including any breaches of certain financial covenants and the non-payment of interest;
•	interest will accrue at the current interest rate (LIBOR plus 190 basis points) and will be deferred and capitalized;
•	payments on the swap rate agreement will not be made by the airport parking business;
•	the business cannot sell, lease or dispose of assets or properties or incur debt, in each case, other than in the ordinary course of business; and
•	certain limitations are imposed on capital expenditures and other payments, including to us.

There is substantial doubt regarding the business’ ability to continue as a going concern. The business has engaged financial advisors to actively solicit a sale of the business. A letter of intent was signed during the quarter with a third party, which is conducting due diligence and with which the business is currently negotiating an asset purchase agreement. The business expects to close a sale transaction in 2010, which will likely occur in connection with a bankruptcy filing and consummation of a Chapter 11 plan. Proceeds generated as a result of the sale would be payable to the lenders of the business and not to us. Until an asset purchase agreement is signed and any conditions to closing have been met, including any approval of the sale needed as part of the bankruptcy process, we cannot provide assurance regarding the certainty or timing of a sale closing. As previously indicated, we have no intention of committing additional capital to this business and our ongoing liabilities are expected to be no more than $5.3 million in guarantees of a single parking facility lease. During September 2009, we made the final interest rate swap payment that was guaranteed by us on behalf of the airport parking business.

Aviation-Related Business: Airport Parking Business – (continued)

Operating Activities

Cash used in operating activities is driven primarily by customer receipts, timing of payments for interest, occupancy costs, payroll and benefits, repairs and maintenance, shuttle bus fuel and marketing programs.

Through the nine months ended September 30, 2009 the airport parking business used $4.7 million of cash on hand to fund operating activities. At September 30, 2009 the business had $3.0 million in cash on its balance sheet.

Investing Activities

Cash used in investing activities is primarily driven by maintenance capital expenditures which include fleet replacements, site repairs and IT equipment. For the quarter and nine months ended September 30, 2009, the airport parking business spent $61,000 and $373,000, respectively, on maintenance capital expenditures reflecting ongoing deferral of non-essential items and elimination of growth capital expenditures. A higher level of expenditure consistent with historical amounts would likely need to be incurred beginning in 2010 and beyond to maintain the long term performance of the business.

The following table sets forth information about capital expenditures in our airport parking business:

Maintenance
Nine months ended September 30, 2008	$1.8 million
Nine months ended September 30, 2009	$373,000
2009 full year projected	$750,000
Commitments at September 30, 2009	—

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2009 is comprised primarily of the release of $3.3 million of previously restricted cash during the first two quarters of 2009 offset by payments on smaller debt facilities and capital lease obligations. The cash had been restricted by the lenders in support of the liquidity covenant under the business’ primary credit facility but, in consultation with the lenders, the business released the cash to fund operations.

For a description of the material terms of the airport parking business’ primary credit facility, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Commitments and Contingencies

At September 30, 2009 there were no material changes in our future commitments and contingencies from December 31, 2008, except for the reclassification of the MIC Inc. revolving credit facility and the mandatory prepayments we expect to make under the cash sweep terms of the airport services business’ credit facility from long-term debt to current portion of long-term debt in our consolidated condensed balance sheet. The current portion of long-term debt at September 30, 2009 is comprised of $201.1 million for the airport parking business, $66.4 million for MIC Inc. and $48.0 million for the airport services business.

On February 25, 2009, we amended our airport services business’ credit facility to provide for additional financial flexibility over the near and medium term. Under the amended terms, we will apply all excess cash flow from the business to the prepayment of debt principal for the foreseeable future. Actual prepayment amounts in the periods beginning September 30, 2010 through the maturity of the facility will depend on the performance of the business and therefore the business is not able to accurately estimate future prepayments at this time. In the third quarter of 2009, per the revised terms of the loan agreement, we used approximately $13.2 million of excess cash flow from our airport services business to prepay $12.0 million of the outstanding principal balance of the term loan debt and $1.2 million in interest rate swap breakage fees.

On November 4, 2009, the airport services business used $9.9 million of excess cash flow from the third quarter of 2009 to prepay $9.0 million of the outstanding principal balance of the term loan debt and incurred $914,000 in interest rate swap breakage fees.

See Note 8, “Long-Term Debt”, to our consolidated condensed financial statements in Part I, Item 1 of this Form 10-Q for further discussion.

At September 30, 2009, we did not have any outstanding material purchase obligations. For a discussion of our other future obligations, due by period, under the various contractual obligations, off-balance sheet arrangements and commitments, please see “Liquidity and Capital Resources — Commitments and Contingencies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on February 27, 2009. We have not had any material changes to our commitments except as discussed above.

In addition, at September 30, 2009, we did not have any material reserves for contingencies. We have other contingencies, including pending threatened legal and administrative proceedings that are not reflected at this time as they are not ascertainable.

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

Goodwill, Intangible Assets and Property, Plant and Equipment

Significant assets acquired in connection with our acquisition of the gas production and distribution business, district energy business, airport services business and airport parking business include contract rights, customer relationships, non-compete agreements, trademarks, domain names, property and equipment and goodwill.

Trademarks and domain names are generally considered to be indefinite life intangibles. Trademarks, domain names and goodwill are not amortized in most circumstances. It may be appropriate to amortize some trademarks and domain names. However, for unamortized intangible assets, we are required to perform annual impairment reviews and more frequently in certain circumstances.

The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values, which included the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value. The gas production and distribution business, district energy business, airport services business and airport parking business are separate reporting units for purposes of this analysis. The impairment test for trademarks and domain names, which are not amortized, requires the determination of the fair value of such assets. If the fair value of the trademarks and domain names is less than their carrying value, an impairment loss is recognized in an amount equal to the difference. We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and/or intangible assets. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or material negative change in relationship with significant customers.

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

New Accounting Pronouncements

See Note 3, “New Accounting Pronouncements”, to our consolidated condensed financial statements in Part I, Item 1 of this Form 10-Q for details on new accounting pronouncements which is incorporated herein by reference.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Our exposure to market risk has not changed materially since February 27, 2009, our 10-K filing date.

Item 4. Controls and Procedures

Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009. There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the nine months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

See Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31 2008, filed with the SEC on February 27, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None other than as previously disclosed in connection with the airport parking business.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

An exhibit index has been filed as part of this Report on page E-1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACQUARIE INFRASTRUCTURE COMPANY LLC
Dated: November 5, 2009	By: /s/ James Hooke Name: James Hooke Title: Chief Executive Officer
Dated: November 5, 2009	By: /s/ Todd Weintraub Name: Todd Weintraub Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1*	First Amendment to Forbearance Agreement, dated as of August 30, 2009, among Parking Company of America Airports, LLC, Parking Company of America Airports Phoenix, LLC, PCAA SP, LLC, PCA Airports, Ltd., PCAA Parent, LLC, Dekabank Deutsche Girozentrale, Deutsche Hypothekenbank AG, ING Real Estate Finance (USA) LLC, Capmark Finance, Inc. and Capmark Structured Real Estate, Ltd., with respect to the Loan Agreement dated as of September 1, 2006, as amended.
10.2*	Second Amendment to Forbearance Agreement, dated as of October 15, 2009, among Parking Company of America Airports, LLC, Parking Company of America Airports Phoenix, LLC, PCAA SP, LLC, PCA Airports, Ltd., PCAA Parent, LLC, Dekabank Deutsche Girozentrale, Deutsche Hypothekenbank AG, ING Real Estate Finance (USA) LLC, Capmark Finance, Inc. and Capmark Structured Real Estate, Ltd., with respect to the Loan Agreement dated as of September 1, 2006, as amended.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith.

E-1