Form 10-K
period 2009-12-31
Macquarie Infrastructure CO LLC
filed 2010-02-25
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Registrant’s Telephone Number, Including Area Code: (212) 231-1000

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the outstanding shares of stock held by non-affiliates of Macquarie Infrastructure Company LLC at June 30, 2009 was $170,868,634 based on the closing price on the New York Stock Exchange on that date. This calculation does not reflect a determination that persons are affiliates for any other purposes.

There were 45,292,913 shares of stock without par value outstanding at February 25, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to Macquarie Infrastructure Company LLC’s Annual Meeting of Shareholders for fiscal year ended December 31, 2009, to be held June 3, 2010, is incorporated by reference in Part III to the extent described therein.

MACQUARIE INFRASTRUCTURE COMPANY LLC

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

Forward-looking statements in this report are subject to a number of risks and uncertainties, some of which are beyond our control, including, among other things:

•	changes in general economic, business or demographic conditions or trends in the United States or changes in the political environment, level of travel or construction or transportation costs where we operate, including changes in interest rates and price levels;
•	changes in patterns of commercial or general aviation air travel, including variations in customer demand for our businesses;
•	our Manager’s affiliation with the Macquarie Group, which may affect the market price of our LLC interests;
•	our limited ability to remove our Manager for underperformance and our Manager’s right to resign;
•	our holding company structure, which may limit our ability to pay or increase a dividend;
•	our ability to service, comply with the terms of and refinance at maturity our substantial indebtedness;
•	our ability to make, finance and integrate acquisitions;
•	our ability to implement our operating and internal growth strategies;
•	the regulatory environment in which our businesses and the businesses in which we hold investments operate and our ability to estimate compliance costs, comply with any changes thereto, rates implemented by regulators of our businesses and the businesses in which we hold investments, and our relationships and rights under and contracts with governmental agencies and authorities;
•	changes in electricity or other energy costs;
•	the competitive environment for attractive acquisition opportunities facing our businesses and the businesses in which we hold investments;
•	environmental risks pertaining to our businesses and the businesses in which we hold investments;
•	work interruptions or other labor stoppages at our businesses or the businesses in which we hold investments;
•	changes in the current treatment of qualified dividend income and long-term capital gains under current U.S. federal income tax law and the qualification of our income and gains for such treatment;

•	disruptions or other extraordinary or force majeure events affecting the facilities or operations of our businesses and the businesses in which we hold investments and our ability to insure against any losses resulting from such events or disruptions;
•	fluctuations in fuel costs, or the costs of supplies upon which our gas production and distribution business is dependent, and our ability to recover increases in these costs from customers;
•	our ability to make alternate arrangements to account for any disruptions or shutdowns that may affect the facilities of the suppliers or the operation of the barges upon which our gas production and distribution business is dependent; and
•	changes in U.S. domestic demand for chemical, petroleum and vegetable and animal oil products, the relative availability of tank storage capacity and the extent to which such products are imported.

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

PART I

ITEM 1. BUSINESS

Except as otherwise specified, “Macquarie Infrastructure Company”, “MIC,” “the Company”, “we,” “us,” and “our” refer to Macquarie Infrastructure Company LLC, a Delaware limited liability company, and its subsidiaries together. References to our “shareholders” herein means holders of LLC interests. The holders of LLC interests are also the members of our company. Macquarie Infrastructure Management (USA) Inc., the company that we refer to as our Manager, is part of the Macquarie Group of companies. References to the Macquarie Group means Macquarie Group Limited and its respective subsidiaries and affiliates worldwide.

General

We own, operate and invest in a diversified group of infrastructure businesses in the United States. We believe our infrastructure businesses, which provide basic services, have a sustainable and stable cash flow profile and offer the potential for capital growth. We offer investors an opportunity to participate directly in the ownership of infrastructure businesses, which traditionally have been owned by governments or private investors, or have formed part of vertically integrated companies. Our businesses also constitute our operating segments and consist of the following:

The Energy-Related Businesses:

(i)	a 50% interest in a bulk liquid storage terminal business (“International Matex Tank Terminals” or “IMTT”), which provides bulk liquid storage and handling services at ten marine terminals in the United States and two in Canada and is one of the largest participants in this industry in the U.S., based on capacity;
(ii)	a gas production and distribution business (“The Gas Company”), which is a full-service gas energy company, making gas products and services available in Hawaii; and
(iii)	a 50.01% controlling interest in a district cooling business (“District Energy”), which operates the largest such system in the U.S. and serves various customers in Chicago, Illinois and Las Vegas, Nevada.

The Aviation-Related Business:  an airport services business (“Atlantic Aviation”), which comprises a network of 72 fixed base operations, or FBOs, providing products and services including fuel and aircraft hangaring/parking to owners and operators of private jets at 68 airports and one heliport in the U.S.

On January 28, 2010, our airport parking business (“Parking Company of America Airports” or “PCAA”) entered into an asset purchase agreement and filed for protection under Chapter 11 of the Bankruptcy Code. We expect to complete the sale of the assets in the first half of 2010. This business is now a discontinued operation and is therefore separately reported in our consolidated financial statements and is no longer a reportable segment of the Company.

In 2007, we made an election to treat MIC as a corporation for federal income tax purposes. As a result, all investor tax reporting with respect to distributions made after December 31, 2006, and in all subsequent years, is based on our being a corporation for U.S. federal tax purposes and such reporting will be provided on Form 1099.

Our Manager

Our Manager is a member of the Macquarie Group, a diversified international provider of financial, advisory and investment services. The Macquarie Group is headquartered in Sydney, Australia and is a global leader in advising on the acquisition, disposition and financing of infrastructure assets and the management of infrastructure investment vehicles on behalf of third-party investors.

We have entered into a management services agreement with our Manager. Our Manager is responsible for our day-to-day operations and affairs and oversees the management teams of our operating businesses. The Company neither has, nor will have, any employees. Our Manager has assigned, or seconded, to the Company, on a permanent and wholly dedicated basis, two of its employees to assume the offices of chief executive officer and chief financial officer and seconds or makes other personnel available as required. The services performed for the Company are provided at our Manager’s expense, and includes the compensation of our seconded personnel.

We pay our Manager a quarterly management fee based primarily on our market capitalization. Our Manager can also earn a performance fee if the quarterly total return to shareholders (capital appreciation plus dividends) exceeds the quarterly total return of a weighted average of two benchmark indices, a U.S. utilities index and a European utilities index, weighted in proportion to our U.S. and non-U.S. equity investments. We currently do not have any non-U.S. equity investments. The performance fee is equal to 20% of the difference between the benchmark return and the return for our shareholders. To be eligible for the performance fee, our Manager must deliver quarterly total returns that are positive and in excess of any prior underperformance. Please see the management services agreement filed as an exhibit to this Annual Report on Form 10-K for the full terms of this agreement.

We believe that Macquarie Group’s demonstrated expertise and experience in the management, acquisition and funding of infrastructure businesses will provide us with a significant advantage in pursuing our strategy. Our Manager is part of Macquarie Group’s Capital Funds division. The Macquarie Capital Funds division manages a global portfolio of 110 businesses including toll roads, airports and airport-related infrastructure, ports, communications, media, electricity and gas distribution networks, water utilities, aged care, rail and ferry assets across 22 countries.

Industry

Infrastructure businesses tend to generate sustainable and growing long-term cash flows resulting from relatively inelastic customer demand and strong competitive positions of the businesses. Characteristics of infrastructure businesses include:

•	ownership of long-lived, high-value physical assets that are difficult to replicate or substitute around;
•	predictable maintenance capital expenditure requirements;
•	consistent, relatively inelastic demand for their services, such as at our energy-related businesses;
•	strong competitive positions, largely due to high barriers to entry, including:
•	high initial development and construction costs, such as at our energy-related businesses;
•	difficulty in obtaining suitable land, such as the waterfront land owned by IMTT;
•	long-term, exclusive concessions or leases and customer contracts, such as those held by Atlantic Aviation and District Energy; and
•	lack of cost-effective alternatives to customers in the foreseeable future, such as the cooling services provided by District Energy;
•	scalability, such that relatively small amounts of growth can generate significant increases in earnings before interest, taxes, depreciation and amortization, or EBITDA; and
•	the provision of basic, often essential services.

In addition to the benefits related to these characteristics, the revenues generated by our infrastructure businesses generally can be expected to keep pace with inflation. The price escalators built into the agreements with customers of contracted businesses, and the inflation and cost pass-through adjustments typically a part of pricing terms in user pays businesses or provided for by the regulatory process to regulated businesses, serve to insulate infrastructure businesses to a significant degree from the negative effects of inflation and commodity price risk. We also employ interest rate swaps in connection with our businesses’ floating rate debt to effectively fix our cash flows for the interest costs and hedge variability from interest rate changes.

We focus on the ownership and operation of infrastructure businesses in the following categories:

•	“contracted,” such as IMTT, the revenues of which are derived from per-use or rental charges in medium-term contracts, and District Energy, a majority of the revenues of which are derived from long-term contracts with businesses and governments;
•	“regulated,” such as the utility operations of The Gas Company; and
•	“user pays,” such as Atlantic Aviation.

Strategy

The challenges posed by the economic conditions of the past 18 to 24 months have caused us to adopt a near-term strategy focused on reducing debt, improving operational performance and effectively deploying available growth capital. We believe that our focus on these elements is appropriate to ensuring that our businesses are well positioned to survive and grow regardless of the broader economic backdrop. This strategy included our decisions to sell a non-controlling interest in District Energy, repay our holding company level debt and reduce indebtedness at Atlantic Aviation.

Over the medium term, subject to having access to external sources of capital at a reasonable cost, we may resume growth through acquisition of additional infrastructure businesses. Such acquisitions may be bolt-ons to existing business platforms.

Debt Reduction

We have reduced long-term debt balances through the application of accumulated cash generated by our businesses (which was historically distributed to shareholders) and proceeds from the sale of the non-controlling stake in District Energy. We have eliminated all debt at the MIC holding company level and reduced the balance outstanding on the primary facility at Atlantic Aviation. We expect to continue to reduce the debt of Atlantic Aviation through the application of cash generated by that business. This component of our strategy has strengthened our balance sheet and is expected to reduce the risk of violating financial covenants on the debt at Atlantic Aviation, where financial results have been negatively affected by declines in overall economic activity. Lowering debt levels may also reduce the risks associated with refinancing our debt facilities in the event that credit markets tighten again.

Operational Improvement

We intend to continue to seek opportunities to reduce expenses through rationalization of staffing and business process improvements. In addition, we are actively seeking opportunities to improve the marketing and organic growth of our businesses. We are prudently managing reinvestment in our businesses in the form of maintenance capital expenditures without compromising service levels or operational capabilities of these businesses. Executing this component of our strategy is expected to improve the generation of free cash flow by our businesses.

Growth Capital Expenditures

We have reinvested substantially all of the cash flows generated at IMTT in economically attractive growth opportunities, primarily additional storage capacity. We will continue to reinvest cash flow generated by this business in additional growth projects that we expect will also generate appropriate returns.

We have also reinvested a portion of the cash generated by each of District Energy and The Gas Company into projects that support customer acquisition. We will continue to reinvest in such opportunities in the future.

We intend to meet our contractual obligations with respect to the deployment of growth capital, such as our leasehold improvement obligations at Atlantic Aviation. We have sufficient committed financing to meet these expenditures. We expect that these projects will increase the amount of free cash flow generated by this business.

Our Businesses and Investments

We provide below information about our businesses and investments, including key financial information for each business. In previous filings, we disclosed operating income for each of our businesses as a measure of business segment profit or loss calculated in accordance with GAAP. Effective this reporting period, we are disclosing earnings before interest, taxes, depreciation and amortization (EBITDA) excluding non-cash items as defined by us. We believe EBITDA excluding non-cash items provides additional insight into the performance of our operating businesses relative to each other and similar businesses without regard to their capital structure, and their ability to service or reduce debt, fund capital expenditures and/or support distributions to the holding company. Additionally, EBITDA excluding non-cash items is a key performance metric relied on by management in evaluating the performance of the Company and our operating segments. Therefore, this Annual Report on Form 10-K discloses EBITDA excluding non-cash items in addition to the other financial information provided in accordance with GAAP.

Energy-Related Businesses

IMTT

Business Overview

We own 50% of International-Matex Tank Terminals, or IMTT. The 50% we do not own is owned by members of the founding family. IMTT stores and handles petroleum products, various chemicals, renewable fuels and vegetable and animal oils. IMTT is one of the largest providers of bulk liquid storage terminal services in the U.S., based on capacity.

For the year ended December 31, 2009, IMTT generated approximately 43% of its terminal revenue and approximately 42% of its terminal gross profit at its Bayonne, New Jersey facility in New York Harbor. Approximately 41% of IMTT’s total terminal revenue and approximately 48% of its terminal gross profit was generated by its St. Rose, Gretna, Avondale and Geismar facilities, which together service the lower Mississippi River region (with St. Rose as the largest contributor).

IMTT also owns Oil Mop, an environmental response and spill clean-up business. Oil Mop has a network of facilities along the U.S. Gulf Coast between Houston and New Orleans. These facilities service predominantly the Gulf region, but also respond to spill events as needed throughout the United States and internationally.

The table below summarizes the proportion of the terminal revenue generated from the commodities stored at IMTT’s U.S. terminals for the year ended December 31, 2009:

Proportion of Terminal Revenue from Major Commodities Stored
Petroleum/Asphalt	Chemical	Renewables/Vegetable & Animal Oil	Other
58%	29%	9%	4%

Financial information for 100% of this business is as follows ($ in millions):

	As of, and for the Year Ended, December 31,
	2009	2008	2007
Revenue	$346.2	$352.6	$275.2
EBITDA excluding non-cash items	147.7	136.6	89.0
Total assets	1,064.8	1,006.3	862.5

Energy-Related Business: IMTT – (continued)

Industry Overview

Bulk liquid storage terminals provide an essential link in the supply chain for major commodities such as crude oil, refined petroleum products and basic and specialized chemicals. In addition to renting storage tanks, bulk liquid storage terminals generate revenues by offering ancillary services including product transfer (throughput), heating and blending. Pricing for storage and other services typically reflects local supply and demand as well as the specific attributes of each terminal including access to deepwater berths and connections to land-based infrastructure such as roads, pipelines and rail.

Both domestic and international factors influence demand for bulk liquid storage in the United States. Demand for storage rises and falls according to local and regional consumption, which largely reflects the underlying economic activity over the medium term. In addition to these domestic forces, import and export activity also accounts for a material portion of the business. Shippers require storage for the staging, aggregation and/or distribution of products before and after shipment. The extent of import/export activity depends on macroeconomic trends such as currency fluctuations as well as industry-specific conditions, such as supply and demand balances in different geographic regions. The medium-term length of storage contracts tends to offset short-term fluctuations in demand for storage in both the domestic and import/export markets.

Potential entrants into the bulk liquid storage terminal business face several substantial barriers. Strict environmental regulations, limited availability of waterfront land with the necessary access to land-based infrastructure, local community resistance to new fuel/chemical sites, and high initial investment costs impede the construction of new bulk liquid storage facilities. These deterrents are most formidable around New York Harbor and other waterways near major urban centers. As a consequence, new supply is generally created by the addition of tankage to existing terminals where existing infrastructure can be leveraged, resulting in higher returns on invested capital. However, restrictions on land use, difficulties in securing environmental permits, and the potential for operational bottlenecks due to infrastructure constraints may limit the ability of existing terminals to expand the storage capacity of their facilities.

Strategy

The key components of IMTT’s strategy are to drive growth in revenue and cash flows by attracting and retaining customers who place a premium on flexibility, speed and efficiency in bulk liquid storage and to invest in additional storage capacity. IMTT believes that the successful execution of this strategy will be aided by its size, technology and service capability.

Flexibility:  Operational flexibility is essential to make IMTT an attractive supplier of bulk liquid storage services in its key markets. Its facilities operate 24/7 providing shippers, refiners, manufacturers, traders and distributors with prompt access to a wide range of storage services. In each of its two key markets, IMTT’s scale ensures availability of sophisticated product handling and storage capabilities along with ancillary services such as heating and blending. IMTT continues to improve its facilities’ speed and flexibility of operations by investing in upgrades of its docks, pipelines and pumping infrastructure, and facility management systems.

Investment in Growth:  IMTT seeks to increase its share of available storage capacity, especially in New York Harbor and the lower Mississippi River, and thereby improve its competitive position through a combination of:

•	building new tankage at existing facilities when supported by existing customer demand;
•	commissioning new storage facilities where it believes it can develop a strong base for future expansion; and
•	acquiring terminals that offer the potential for improved profitability under IMTT.

Energy-Related Business: IMTT – (continued)

Locations

The following table summarizes the location of each IMTT facility and the corresponding number of tanks in service, storage capacity in service, and number of ship and barge docks available for product transfer. This information reflects the site assets as of December 31, 2009 and does not include tanks used in packaging, recovery tanks, and/or other storage capacity not typically available for rent.

Facility	Land	Number of Storage Tanks in Service	Aggregate Capacity of Storage Tanks in Service	Number of Ship & Barge Berths in Service
			(Millions of Barrels)
Facilities in the United States:
Bayonne, NJ	Owned	600	16.0	18
St. Rose, LA*	Owned	205	13.4	16
Gretna, LA*	Owned	56	2.0	5
Avondale, LA*	Owned	82	1.1	4
Geismar, LA*	Owned	34	0.9	3
Lemont, IL	Owned/Leased	155	1.1	3
Joliet, IL	Owned	71	0.7	2
Richmond, CA	Owned	46	0.6	1
Chesapeake, VA	Owned	23	1.0	1
Richmond, VA	Owned	12	0.4	1
Facilities in Canada:
Quebec City, Quebec(1)	Leased	53	1.9	2
Placentia Bay, Newfoundland(2)	Leased	6	3.0	2
Total		1,343	42.1	58

*	Collectively the “Louisiana” facilities.
(1)	Indirectly 66.7% owned and managed by IMTT.
(2)	Indirectly 20.1% owned and managed by IMTT.

All facilities have marine access, road access and, except for Richmond, Virginia and Placentia Bay, Newfoundland, all sites have rail access.

Bayonne, New Jersey

The 16 million barrel storage terminal at Bayonne, New Jersey has the most storage capacity of any IMTT site. Located on the Kill Van Kull between New Jersey and Staten Island, the terminal occupies a strategically advantageous position in New York Harbor, or NYH. As the largest independent bulk liquid storage facility in NYH, IMTT-Bayonne has substantial market share for third-party storage of refined petroleum products and chemicals.

NYH serves as the main petroleum trading hub in the northeast United States and the physical delivery point for the gasoline and heating oil futures contracts traded on New York Mercantile Exchange (NYMEX). In addition to waterborne shipments, products reach NYH through major refined petroleum product pipelines from the U.S. Gulf region, where approximately half of U.S. domestic refining capacity resides. NYH also serves as the starting point for refined product pipelines linked to inland markets and as a key port for U.S. refined petroleum product imports. IMTT-Bayonne has connections to the Colonial, Buckeye and Harbor refined petroleum product pipelines as well as rail and road connections. As a result, IMTT-Bayonne provides its customers with substantial logistical flexibility.

Energy-Related Business: IMTT – (continued)

IMTT-Bayonne has the capability to quickly load and unload the largest bulk liquid transport ships entering NYH. The U.S. Army Corp of Engineers (USACE) has dredged the Kill Van Kull channel passing the IMTT-Bayonne docks to 45 feet (IMTT has dredged some but not all of its docks to that depth). Most competitors in NYH have facilities located on the southern portion of the Arthur Kill (water depth of approximately 35 feet) and force large ships to transfer product through lightering (transferring cargo to barges at anchorage) before docking. This technique substantially increases the cost of loading and unloading vessels. This competitive advantage for Bayonne may improve as the USACE has announced plans to dredge the Kill Van Kull to 50 feet (with no planned increase in the depth of the southern portion of the Arthur Kill).

Demand for third-party bulk liquid storage in NYH has remained strong during the past several years, as illustrated by the capacity utilization at the Bayonne facility. For the three years ended December 31, 2009, IMTT-Bayonne on average rented over 94% of its available storage capacity.

St. Rose/Gretna/Avondale/Geismar

On the lower Mississippi River, IMTT currently operates four bulk liquid storage terminals (St. Rose, Gretna, Avondale and Geismar). With combined storage capacity of 17.4 million barrels, the four sites give IMTT substantial market share in storage for black oil, bulk liquid chemicals, and vegetable oils on the lower Mississippi River.

The Louisiana facilities give IMTT a substantial presence in a key domestic transport hub. The lower Mississippi River serves as a major transshipment point between the central United States and the rest of the world for exported agricultural products (such as vegetable oils) and imported chemicals (such as methanol). The region also has substantial domestic traffic related to the petroleum industry. The U.S. Gulf Coast region hosts approximately half of U.S. refining capacity yet accounts for only one-quarter of its consumption. As a result, Gulf Coast refiners send their products to other regions of the U.S. and overseas and require storage capacity and ancillary services to facilitate distribution. Thus, IMTT’s Louisiana facilities, with their deep water ship and barge docks as well as access to rail and road infrastructure, are highly capable of performing these functions.

Demand for third-party bulk liquid storage on the lower Mississippi River has remained strong during the past several years, as illustrated by the capacity utilization at the IMTT Louisiana facilities. For the three years ended December 31, 2009, IMTT rented approximately 96% of the aggregate available storage capacity at St. Rose, Gretna, Avondale and Geismar.

Competition

The competitive environment in which IMTT operates varies by terminal location. The principal competition for each of IMTT’s facilities comes from other bulk liquid storage facilities located in the same regional market. Kinder Morgan, which owns three bulk liquid storage facilities in New Jersey and Staten Island, New York, represents IMTT’s major competitor in the NYH market. Kinder Morgan also owns facilities along the lower Mississippi River near New Orleans. In both the NYH and lower Mississippi River markets, IMTT operates the largest terminal by capacity which, combined with the capabilities of IMTT’s facilities, provides IMTT with a strong competitive position in both of these key bulk liquid storage markets.

IMTT’s minor facilities in Illinois, California and Virginia represent only a small proportion of available bulk liquid storage capacity in their respective markets and have numerous competitors with facilities of similar or larger size and with similar capabilities.

Secondary competition for IMTT’s facilities comes from bulk liquid storage facilities located in the same broad geographic region as IMTT’s terminals. For example, bulk liquid storage facilities located on the Houston Ship Channel provide indirect competition for IMTT’s Louisiana facilities.

Customers

IMTT provides bulk liquid storage services principally to vertically integrated petroleum product producers and refiners, chemical manufacturers, food processors and traders of bulk liquid petroleum, chemical and agricultural products. No single customer represented greater than 10% of IMTT’s total revenue for the year ended December 31, 2009.

Energy-Related Business: IMTT – (continued)

Customer Contracts

IMTT generally rents storage tanks to customers under contracts with terms of three to five years. Pursuant to these contracts, customers generally pay for the capacity of the tank irrespective of whether they actually store product in the tank and the contracts generally have no early termination provisions. Customers generally pay rental charges monthly at rates stated in terms of cents per barrel of storage capacity per month. Tank rental rates vary by commodity stored and by location. IMTT’s standard form of customer contract generally permits a certain number of free product movements into and out of the storage tank with charges for throughput exceeding the prescribed levels. In cases where stored liquids require heating to keep viscosity at acceptable levels, IMTT generally charges the customer for the heating with such charges essentially reflecting a pass-through of IMTT’s cost. Heating charges principally cover the cost of fuel used to produce steam. Pursuant to IMTT’s standard form of customer contract, tank rental rates, throughput rates and the rates for other services generally increase based on annual inflation indices. Customers retain title to products stored in the tanks and have responsibility for securing insurance against loss. As a result, IMTT has no commodity price risk related to the liquids stored in its tanks and has limited liability from product loss. IMTT is responsible for ensuring appropriate care of products stored at its facilities and maintains adequate insurance with respect to its exposure.

Regulation

The rates that IMTT charges for its services are not subject to regulation. However, a number of regulatory bodies oversee IMTT’s operations. IMTT must comply with numerous federal, state and local environmental, occupational health and safety, security, tax and planning statutes and regulations. These regulations require IMTT to obtain and maintain permits to operate its facilities and impose standards that govern the way IMTT operates its business. If IMTT does not comply with the relevant regulations, it could lose its operating permits and/or incur fines and increased liability. As a result, IMTT has developed environmental and health and safety compliance functions which are overseen by the terminal managers at the terminal level and IMTT’s Director of Environmental, Health and Safety, Chief Operating Officer and Chief Executive Officer. While changes in environmental, health and safety regulations pose a risk to IMTT’s operations, such changes are generally phased in over time to manage the impact on industry.

The Bayonne terminal, which was acquired and expanded over a 26 year period, contains pervasive remediation requirements that were partially assumed at the time of purchase from the various former owners. One former owner retained environmental remediation responsibilities for a purchased site as well as sharing other remediation costs. Remediation efforts entail removal of the free product, soil treatment, repair/replacement of sewer systems, and the implementation of containment and monitoring systems. These remediation activities are expected to span a period of ten to twenty years or more.

The Lemont terminal has entered into a consent order with the State of Illinois to remediate contamination at the site that pre-dated IMTT’s ownership. This remediation effort, including the implementation of extraction and monitoring wells and soil treatment, is estimated to span a period of ten to twenty years.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —  Liquidity and Capital Resources” in Part II, Item 7 for discussion of the expected future capitalized cost of environmental remediation.

Management

The day-to-day operations of IMTT’s terminals are overseen by individual terminal managers who are responsible for all aspects of the operations at their respective sites. IMTT’s terminal managers have on average 31 years experience in the bulk liquid storage industry and 18 years service with IMTT.

Energy-Related Business: IMTT – (continued)

The IMTT head office in New Orleans provides the business with central management, performs support functions such as accounting, tax, finance, human resources, insurance, information technology and legal services and provides support for functions that have been partially de-centralized to the terminal level such as engineering and environmental and occupational health and safety regulatory compliance. IMTT’s senior management team, other than the terminal managers, have on average 36 years experience in the bulk liquid storage industry and 28 years service with IMTT.

The Board of IMTT Holdings consists of six members with three appointees each from Macquarie Terminal Holdings, LLC, our wholly owned subsidiary, and our co-shareholder. All decisions of the Board require majority approval, including the approval of at least one member appointed by Macquarie Terminal Holdings, LLC and one member appointed by our co-shareholder. The shareholders’ agreement to which we became a party at the time of our investment in IMTT contains a customary list of items that must be referred to the Board for approval.

The shareholders’ agreement is filed as an exhibit to this Annual Report on Form 10-K.

Employees

As of December 31, 2009, IMTT (excluding non-consolidated sites) had a total of 1,022 employees, including 133 employed by Oil Mop. At the Bayonne terminal, 142 employees are unionized, 52 of the employees are unionized at the Lemont and Joliet terminals and 33 employees are unionized at the Quebec terminal. We believe employee relations at IMTT are good.

The Gas Company

Business Overview

The Gas Company is Hawaii’s only government franchised full-service gas company, manufacturing and distributing gas products and services in Hawaii. The market includes Hawaii’s approximately 1.3 million residents and approximately 6.5 million visitors in 2009. The Gas Company manufactures synthetic natural gas, or SNG, for its utility customers on Oahu, and distributes Liquefied Petroleum Gas, or LPG, to utility and non-utility customers throughout the state’s six primary islands.

The Gas Company has two primary businesses, utility (or regulated) and non-utility (or unregulated):

•	The utility business serves approximately 35,500 customers through localized pipeline distribution systems located on the islands of Oahu, Hawaii, Maui, Kauai, Molokai and Lanai. The utility business includes the manufacture, distribution and sale of SNG on the island of Oahu and distribution and sale of LPG. Utility revenue consists principally of sales of SNG and LPG. The operating costs for the utility business include the cost of locally purchased feedstock, the cost of manufacturing SNG from the feedstock, LPG purchase costs and the cost of distributing SNG and LPG to customers. Utility sales comprised approximately 45% of The Gas Company’s total contribution margin in 2009.
•	The non-utility business sells and distributes LPG to approximately 33,000 customers. LPG is delivered by truck to individual tanks located on customer sites on Oahu, Hawaii, Maui, Kauai, Molokai and Lanai. Non-utility revenue is generated primarily from the sale of LPG delivered to customers. The operating costs for the non-utility business include the cost of purchased LPG and the cost of distributing the LPG to customers. Non-utility sales comprised approximately 55% of The Gas Company’s total contribution margin in 2009.

The Gas Company’s two products, SNG and LPG, are relatively clean-burning fuels that produce lower levels of carbon emissions than other hydrocarbon fuels such as coal or oil. This is particularly important in Hawaii where heightened public awareness of environmental impact makes lower emission products attractive to customers.

SNG and LPG have a wide number of commercial and residential applications including water heating, drying, cooking, emergency power generation and tiki torches. LPG is also used as a fuel for specialty vehicles such as forklifts. Gas customers include residential customers and a wide variety of commercial, hospitality, military, public sector and wholesale customers.

Energy-Related Business: The Gas Company – (continued)

Financial information for this business is as follows ($ in millions):

	As of, and for the Year Ended, December 31,
	2009	2008	2007
Revenue	$175.4	$213.0	$170.4
EBITDA excluding non-cash items	37.6	27.9	25.6
Total assets	344.9	330.2	313.1
% of our consolidated revenue	24.7%	21.8%	22.6%

Strategy

The Gas Company’s long-term strategy is to increase and diversify its customer base. The business intends to increase penetration of the residential, the expanding government (primarily military) and the tourism-related markets. The business also intends to invest in and promote the value of The Gas Company’s products and services and its attractiveness as a cleaner alternative to other energy sources in Hawaii.

As a second component of its strategy, The Gas Company intends to diversify its sources of feedstock and LPG to ensure reliable supply and to mitigate any potential cost increases to its customers. The Gas Company is exploring other clean and renewable energy alternatives that may be distributed using its existing infrastructure.

The Gas Company also recognizes the important role it plays in the local community and as a component of its strategy will focus on maintaining good relationships with regulators, governments and the communities it serves.

Products

While the contiguous U.S. obtains natural gas from wells drilled into underground reservoirs of porous rock, Hawaii relies solely on manufactured and imported alternatives. Hawaii has no natural gas reserves.

Synthetic Natural Gas.  The business converts a light hydrocarbon feedstock (currently naphtha) to SNG. The product is chemically similar in most respects to natural gas and has a similar heating value on a per cubic foot basis. The Gas Company has the only SNG manufacturing capability in Hawaii at its plant located on the island of Oahu. SNG is delivered by underground piping systems to customers on Oahu.

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

Utility Regulation

The Gas Company’s utility business is regulated by the Hawaii Public Utilities Commission, or HPUC, while the business’ non-utility business is not. The HPUC exercises broad regulatory oversight and investigative authority over all public utility companies in the state of Hawaii.

Rate Regulation.  The HPUC establishes the rates that The Gas Company can charge its utility customers via cost of service regulation. The rate approval process is intended to ensure that a public utility has a reasonable opportunity to recover costs that are prudently incurred and earn a fair return on its investments, while protecting consumer interests.

Although the HPUC sets the base rate for the SNG and LPG sold by The Gas Company’s utility business, the business is permitted to pass through changes in its raw materials cost by means of a monthly fuel adjustment charge, or FAC. The adjustment protects the business’ earnings from volatility in feedstock commodity costs.

Energy-Related Business: The Gas Company – (continued)

The business’ utility rates are established by the HPUC in periodic rate cases typically initiated by The Gas Company. The business initiates a rate case by submitting a request to the HPUC for an increase in the rates based, for example, upon materially higher costs related to providing the service. Following initiation of the rate increase request by The Gas Company and submission by the Division of Consumer Advocacy and other intervening parties of their positions on the rate request, and potentially an evidentiary hearing, the HPUC issues a decision establishing the revenue requirements and the resulting rates that The Gas Company will be allowed to charge.

Other Regulations.  The HPUC regulates all franchised or certificated public service companies operating in Hawaii; prescribes rates, tariffs, charges and fees; determines the allowable rate of earnings in establishing rates; issues guidelines concerning the general management of franchised or certificated utility businesses; and acts on requests for the acquisition, sale, disposition or other exchange of utility properties, including mergers and consolidations. When we acquired The Gas Company, we agreed to 14 regulatory conditions with the HPUC that address a variety of matters including: a requirement that the ratio of consolidated debt to total capital for The Gas Company, LLC and HGC Holdings LLC, or HGC, does not exceed 65%; and a requirement to maintain $20.0 million in readily-available cash resources at The Gas Company, HGC or MIC.

Competition

Depending upon the end-use, the business competes with electricity, diesel, solar energy, geo-thermal, wind, other gas providers and alternative energy sources. Hawaii’s electricity is generated by four electric utilities and various non-utility generators.

Utility Business.  The Gas Company holds the only government franchise for regulated gas services in Hawaii. This enables it to utilize public easements for its pipeline distribution systems. This franchise also provides protection from competition within the same gas-energy sector since the business has developed and owns extensive below-ground distribution infrastructure. The costs associated with developing distribution infrastructure are significant. However, in most instances, the business’ utility customers also have the ability to use non-utility gas supplied by The Gas Company or its competitors by using LPG tanks.

Non-Utility Business.  The Gas Company also sells LPG in an unregulated market on the six primary islands of Hawaii. There are two other wholesale companies and several small retail distributors that share the LPG market. The largest of these is AmeriGas. The Gas Company believes it has a competitive advantage because of its established customer base, storage facilities, distribution network and reputation for reliable service.

Fuel Supply, SNG Plant and Distribution System

Fuel Supply

The business obtains its LPG from foreign sources and each of the Chevron and Tesoro oil refineries located on Oahu. The Gas Company has LPG supply agreements with each refinery. The business purchases its LPG from foreign sources under foreign supply agreements and through spot-market purchases, if needed.

In January 2010, Chevron announced that it plans to reduce the size of its global oil refining business, although it has not made any decisions regarding its refinery in Hawaii. Chevron could decide to continue operating in Hawaii, cease operations entirely or convert a portion of its operations into a terminal for importation of energy products. Chevron’s Hawaii refinery supplies The Gas Company with over half of its total LPG purchases. The refinery also supplies the business’ competitors in the non-utility market.

Energy-Related Business: The Gas Company – (continued)

Any decision by Chevron regarding its operations in Hawaii could affect the business’ cost of LPG and may adversely impact its non-utility contribution margin and profitability. In an effort to mitigate the risk of supply disruption and/or a potential increase in costs, the business is evaluating a number of alternatives, including additional shipments of foreign sourced product.

The business also obtains its feedstock and fuel for SNG production, naphtha, from the Tesoro refinery on Oahu. The Gas Company has an agreement with Tesoro that expires April 30, 2010 and both parties have the desire to renegotiate and extend the contract. Under the rate structures in place in Hawaii, The Gas Company’s utility business has the ability to pass fluctuations in the cost of feedstock through to its customers.

SNG Plant and Distribution System (Utility Business)

The Gas Company manufactures SNG at its plant located west of the Honolulu business district. The SNG plant has an estimated remaining economic life of approximately 20 years. The economic life of the plant may be extended with additional capital investment.

A 22-mile transmission pipeline links the SNG plant to a distribution system that ends at Pier 38 in south Oahu. From Pier 38 a pipeline distribution system consisting of approximately 900 miles of distribution and service pipelines takes the gas to customers. Additionally, LPG is trucked to holding tanks on Oahu and shipped by barge to the neighboring islands where it is distributed via pipelines to utility customers that are not connected to the Oahu SNG pipeline system. Approximately 90% of the business’ pipeline system is on Oahu.

Distribution System (Non-Utility Business)

The non-utility business serves gas on all six primary islands to customers that are not connected to the business’ utility pipeline system. The majority of The Gas Company’s non-utility customers are on the neighboring islands. LPG is distributed to the neighboring islands by direct deliveries from overseas suppliers and by barge delivery. The business also owns the infrastructure to distribute LPG to its customers, such as harbor pipelines, trucks, several holding facilities and storage base-yards on Kauai, Maui and Hawaii.

Employees and Management

As of December 31, 2009, The Gas Company had 306 employees, of which 206 are unionized. The unionized employees are subject to a collective bargaining agreement that expires on April 30, 2013. The business believes it has a good relationship with the union and there have been no major disruptions in operations due to labor matters for over 30 years. Management of the business is headquartered in Honolulu, Oahu with branch office management at operating locations.

Environmental Matters

Environmental Permits:  Gas manufacturing requires environmental operating permits. The most significant are air and wastewater permits that are required for the SNG plant. The Gas Company is in compliance in all material respects with all applicable provisions of these permits.

Environmental Compliance:  The business believes that it is in compliance in all material respects with applicable state and federal environmental laws and regulations. Under normal operating conditions, its facilities do not generate hazardous waste. Hazardous waste, when produced, poses little ongoing risk to the facilities from a regulatory standpoint because SNG and LPG dissipate quickly if released.

District Energy

Business Overview

Through December 22, 2009, District Energy consisted of a 100% ownership of Thermal Chicago and a 75% interest in Northwind Aladdin and all of the senior debt of Northwind Aladdin. The remaining 25% equity interest in Northwind Aladdin is owned by Nevada Electric Investment Company, or NEICO, an indirect subsidiary of NV Energy, Inc. On December 23, 2009, we sold 49.99% of our membership interests in this business to John Hancock Life Insurance Company and John Hancock Life Insurance Company (U.S.A.) (collectively “John Hancock”) for $29.5 million. The financial results discussed below reflect 100% of District Energy’s full year performance.

Energy-Related Business: District Energy – (continued)

District Energy operates the largest district cooling system in the United States. The system currently serves over 100 customers in downtown Chicago under long-term contracts and one customer outside the downtown area. District Energy produces chilled water at five plants located in downtown Chicago and distributes it through a closed loop of underground piping for use in the air conditioning systems of large commercial, retail and residential buildings in the central business district. The first of the plants became operational in 1995, and the most recent came on line in June 2002. With modifications made in 2009, the downtown system has the capacity to produce approximately 92,000 tons of chilled water, although it has approximately 102,000 tons of cooling under contract. The business is able to sell continuous service capacity in excess of the total system capacity because not all customers use their full capacity at the same time.

District Energy also owns a site-specific heating and cooling plant that serves a single customer in Chicago outside the downtown area. This plant has the capacity to produce 4,900 tons of cooling and 58 million British Thermal Units, or BTUs, of heating per hour.

District Energy’s Las Vegas operation owns and operates a stand-alone facility that provides cold and hot water (for chilling and heating, respectively) to several customers in Las Vegas, Nevada. The Las Vegas operation represented approximately 25% of the cash flows of District Energy in 2009. Approximately 65% of cash flows generated by the Las Vegas operation in 2009 were from a long-term contract to service a resort and casino including a hotel, convention and conference facility and an adjacent shopping complex. In early 2009, the operation began providing service to a new customer building that was constructed on the same property. This new customer began receiving full service in February 2010. All three Las Vegas contracts expire in February 2020.

Financial information for 100% of this business is as follows ($ in millions):

	As of, and for the Year Ended, December 31,
	2009	2008	2007
Revenue	$48.6	$48.0	$49.5
EBITDA excluding non-cash items	20.8	21.1	5.5
Total assets	234.8	227.1	232.6
% of our consolidated revenue	6.8%	4.9%	6.6%

Industry Overview

District energy systems provide chilled water, steam and/or hot water from a centralized plant through underground piping for cooling and heating purposes. A typical district energy customer is the owner/manager of a large office or residential building or facilities such as hospitals, universities or municipal buildings. District energy systems exist in most major North American and European cities and some have been in operation for over 100 years.

Strategy

District Energy’s strategy is to position the business in the market as the most efficient and effective method of providing building cooling such that it attracts and connects new customers to the system and can invest in further expansion. We believe that District Energy will continue to generate consistent revenue and stable cash flows as a result of the long-term contractual relationships with its customers and the management team’s proven ability to improve the operating performance of the business.

Energy-Related Business: District Energy – (continued)

Growth:  This business intends to grow revenue and profits by marketing its services to developers in the downtown Chicago market. Its value proposition is centered on high reliability, efficiency and ease of maintenance. The management team develops and maintains relationships with property developers, engineers, architects and city planners as a means of keeping District Energy and these attributes “top of mind” when they select among building cooling systems and services.

Business Management:  The business focuses on minimizing the cost of electricity consumed per unit of chilled water produced by operating its plants to maximize efficient use of electricity. These cost savings are passed through to its customers.

System Expansion:  Since our acquisition in 2004, system modifications and expansion at the business’ plants have increased total cooling capacity by approximately 15,000 tons or 15%. Projects currently under development will further expand the system capability and accommodate an expected increase in demand for district cooling in Chicago.

Operations

Corrective maintenance is typically performed by qualified contract personnel and off-season maintenance is performed by a combination of plant staff and contract personnel. The majority of preventive maintenance is conducted off-season.

Customers

District Energy currently serves approximately 100 customers in downtown Chicago and one outside the downtown area. Its customer base is diverse and consists of retail stores, office buildings, residential buildings, theaters and government facilities. Office and commercial buildings constitute approximately 70% of its customer base. No one customer accounts for more than 10% of total contracted capacity.

The business typically enters into contracts with the owners of the buildings to which the chilled water service is provided. The weighted average life of customer contracts as of December 31, 2009 is approximately 13 years. The majority require a termination payment if a customer wishes to terminate a contract early or if the business terminates the contract for customer default. The termination payment allows the business to recover the remaining capital that it invested to provide service to the customer.

Customers pay two charges to receive chilled water services: a fixed capacity charge, and a variable consumption charge. The capacity charge is a fixed monthly amount based on the maximum number of tons of chilled water that the business has contracted to make available to the customer at any point in time. The consumption charge is a variable amount based on the volume of chilled water actually used during a billing period.

Contractual adjustments to the capacity charge and consumption charge occur periodically, typically annually. Capacity charges generally increase at a fixed rate or are indexed to the Consumer Price Index, or CPI, as a broad measure of inflation. Consumption payments generally increase in line with a number of indices that reflect the cost of electricity, labor and other input costs relevant to the operations of the business. The largest and most variable direct expense of the operation is electricity. District Energy passes through to its customers changes in electricity costs. The business focuses on minimizing the cost of electricity consumed per unit of chilled water produced by operating its plants to maximize efficient use of electricity.

Seasonality

Consumption revenue is higher in the summer months when the demand for chilled water is at its highest. Approximately 80% of consumption revenue is received in the second and third quarters combined each year.

Energy-Related Business: District Energy – (continued)

Competition

District Energy is not subject to substantial competitive pressures. Customers are generally not allowed to cool their premises by means other than the chilled water service the business provides. In addition, the primary alternative available to building owners is the installation of a stand-alone water chilling system (self-cooling). While competition from self-cooling exists, the business expects that the vast majority of its current contracts will be renewed at maturity. Installation of a water chilling system can require significant building reconfiguration as well as space for reconfiguration, and capital expenditure, whereas District Energy has the advantage of economies of scale in terms of efficiency, staff and electricity procurement.

District Energy believes competition from an alternative district energy system in the Chicago downtown market is unlikely. There are significant barriers to entry including the considerable capital investment required, the need to obtain City of Chicago consent and the difficulty in obtaining sufficient customers given the number of buildings in downtown Chicago already committed under long-term contracts to use its system.

City of Chicago Use Agreement

The business is not subject to specific government regulation, but its downtown Chicago system operates under the terms of a Use Agreement with the City of Chicago. The Use Agreement establishes the rights and obligations of District Energy and the City of Chicago with respect to its use of the public ways. Under the Use Agreement, the business has a non-exclusive right to construct, install, repair, operate and maintain the plants, facilities and piping essential in providing district cooling chilled water service to customers. During 2008, the Chicago City Council extended the term of the Use Agreement for an additional 20 years until December 31, 2040. Any proposed renewal, extension or modification of the Use Agreement will be subject to the approval by the City Council of Chicago.

Management

The day-to-day operations of District Energy are managed by a team located in Chicago, Illinois. The management team has a broad range of experience that includes engineering, construction and project management, business development, operations and maintenance, project consulting, energy performance contracting, and retail electricity sales. The team also has significant financial and accounting experience.

The business is governed by a Board of directors on which we have three representatives and our co-shareholder has two. Although we control decisions that require a simple majority, certain issues require super majority approval including sale or other disposal of all or substantially all of the Company’s property or assets, entry into a new line of business, modifications of constituent or governing document and pursuit of an initial public offering of any membership interests.

Employees

As of December 31, 2009, District Energy had 42 full-time employees and one part-time employee. In Chicago, 28 plant staff members are employed under a three-year collective bargaining agreement expiring on January 14, 2012. In Las Vegas, the 7 plant staff members are employed under a four-year labor agreement expiring on March 31, 2013. We believe employee relations at District Energy are good.

Aviation-Related Business

Atlantic Aviation

Business Overview

The business, Atlantic Aviation FBO Inc., operates 72 fixed-based operations, or FBOs, at 68 airports and one heliport throughout the United States. Atlantic Aviation’s FBOs primarily provide fueling and fuel-related services, aircraft parking and hangar services to owners/operators of jet aircraft in the general aviation sector of the air transportation industry.

Aviation-Related Business: Atlantic Aviation – (continued)

Financial information for this business is as follows ($ in millions):

	As of and for the Year Ended, December 31,
	2009	2008	2007
Revenue	$486.1	$716.3	$534.3
EBITDA excluding non-cash items	106.5	137.1	119.9
Total assets	1,473.2	1,660.8	1,763.7
% of our consolidated revenue	68.5%	73.3%	70.8%

Industry Overview

FBOs predominantly service the general aviation segment of the air transportation industry. General aviation includes corporate and leisure flying and does not include commercial air carriers or military operations. Local airport authorities, the owners of the airport property, grant FBO operators the right to provide fueling and other services pursuant to a long-term ground lease. Fuel sales provide the majority of an FBO’s revenue and gross profit.

FBOs generally operate in environments with high barriers to entry. Airports often have limited physical space for additional FBOs. Airport authorities generally do not have an incentive to add additional FBOs unless there is a significant demand for additional capacity, as profit-making FBOs are more likely to reinvest in the airport and provide a broad range of services, thus attracting increased airport traffic. The increased traffic tends to generate additional revenue for the airport authority in the form of landing and fuel flowage fees. Government approvals and design and construction of a new FBO can also take significant time.

Demand for FBO services is driven by the level of general aviation aircraft activity and the number of take-offs and landings specifically. General aviation business jet take-offs and landings, declined by 17.3% in 2009 compared with 2008. According to flight data reported by the Federal Aviation Administration, or “FAA”, fourth quarter take-offs and landings were flat year-over-year and increased 1.9% over the third quarter of 2009. The number of aircraft operations is typically lower in the fourth quarter compared to the third quarter as a result of reduced business-related aircraft traffic in November and December.

Aviation-Related Business: Atlantic Aviation – (continued)

Despite improved access to general aviation resulting from an expansion of fractional and charter offerings and the challenges facing commercial aviation including potential mainline carrier consolidation and security-related delays, all of which strengthened the general aviation industry, FBO gross profit has been negatively affected by the economic downturn which resulted in a reduction in the volume of fuel sold. See “Risk Factors” in Part I, Item 1A.

Strategy

Atlantic Aviation is pursuing a strategy that has four principal components. The first component is to delever the business. The second component encompasses an overarching commitment to provide superior service to its customers. The third is to aggressively manage the business so as to minimize, to the extent possible, its operating expenses. The fourth component addresses organic growth of the business and focuses on leveraging the size of the Atlantic Aviation network and its information technology capabilities to identify marketing leads and implement cross-selling initiatives. These components are discussed in greater detail in the Operations and Marketing sections below.

Operations

The business has high-quality facilities and focuses on attracting customers who desire a high level of personal service. Fuel and fuel-related services generated 75% of Atlantic Aviation’s revenue and accounted for 63% of Atlantic Aviation’s gross profit in 2009. Other services, including de-icing, aircraft parking, hangar rental and catering, provided the balance. Fuel is stored in fuel tank farms and each FBO operates refueling vehicles owned or leased by the FBO. The FBO either owns or has access to the fuel storage tanks to support its fueling activities. At some of Atlantic Aviation’s locations, services are also provided to commercial carriers. These may include refueling from the carrier’s own fuel supplies stored in the carrier’s fuel farm, de-icing and/or ground and ramp handling services.

Atlantic Aviation buys fuel at the wholesale price and sells fuel to customers at a contracted price, or at a price negotiated at the point of purchase. While fuel costs can be volatile, Atlantic Aviation generally passes fuel cost changes through to customers and attempts to maintain and, when possible, grow a dollar-based margin per gallon of fuel sold. Atlantic Aviation also fuels aircraft with fuel owned by other parties and charges customers a service fee.

Atlantic Aviation has limited exposure to commodity price risk as it generally carries a limited inventory of jet fuel on its books and passes fluctuations in the wholesale cost of fuel through to its customers.

Atlantic Aviation is particularly focused on managing costs effectively. In light of the recent slowdown in general aviation activity, initiatives have been implemented that have reduced operating costs by more than $27.0 million per year. Atlantic Aviation will continue to evaluate opportunities to reduce expenses through, for example, more efficient purchasing and capturing synergies resulting from recent acquisitions.

Locations

Atlantic Aviation’s FBO facilities operate pursuant to long-term leases from airport authorities or local government agencies. The business and its predecessors have a strong history of successfully renewing leases, and have held some leases for over 40 years.

The existing leases have a weighted average remaining length of 17.6 years including extension options. The leases at 12 of Atlantic Aviation’s 72 FBOs will expire within the next five years and one currently operates on a month-to-month lease. No individual FBO generates more than 10% of the gross profit of the business.

The airport authorities have termination rights in each of Atlantic Aviation’s leases. Standard terms allow for termination if Atlantic Aviation defaults on the terms and conditions of the lease, abandons the property or becomes insolvent or bankrupt. Less than ten leases may be terminated with notice by the airport authority for convenience or other similar reasons. In each of these cases, there are compensation agreements or obligations of the authority to make best efforts to relocate the FBO. Most of the leases allow for termination if liens are filed against the property.

Aviation-Related Business: Atlantic Aviation – (continued)

Marketing

Atlantic Aviation has a number of marketing programs, each utilizing an internally-developed point-of-sale system that tracks all aircraft flight movements. One program supports flight tracking and provides customer relationship management data that facilitates upselling of fuel and optimization of revenue per customer.

Another program is a customer loyalty program known as “Atlantic Awards”. The Atlantic Awards program is a pilot loyalty program, which has gained wide acceptance among pilots and is encouraging “upselling” of fuel, where pilots purchase a larger portion of their overall fuel requirement at Atlantic Aviation’s locations. These awards are recorded as a reduction in revenue in Atlantic Aviation’s consolidated financial statements.

In 2009, in response to customer demand, Atlantic Aviation introduced the ability to pay for fuel and services through third party fuel brokers. While there are no binding, long term agreements with any of the brokers, Atlantic Aviation will continue to offer this payment channel so long as it remains popular with customers. This program allows Atlantic Aviation to offer additional flexibility, while allowing the business to maintain first hand contact with its customers and reduce credit card fees.

Competition

Competition in the FBO business exists on a local basis at most of the airports at which Atlantic Aviation operates. The FBO at the East 34th Street Heliport in New York and 32 of the other FBOs in the network are the only FBOs at their respective airports. The remaining 39 FBOs have one or more competitors at the airport. The FBOs compete on the basis of location of the facility relative to runways and street access, service, value-added features, reliability and price. To a lesser extent, each FBO also faces competitive pressure from the fact that aircraft may take on sufficient fuel at one location and not need to refuel at a specific destination. FBO operators also face indirect competition from facilities located at other nearby airports.

Atlantic Aviation believes there are fewer than 10 competitors with operations at five or more U.S. airports. These include Signature Flight Support, Encore (formerly known as Landmark Aviation) and Million Air Interlink. Other than Signature, these competitors are privately owned. Some of Atlantic Aviation’s competitors are pursuing more aggressive pricing strategies that have contributed to increased margin pressure at some locations, although Atlantic Aviation’s aggregate market share at the airports on which it operates increased in 2009.

Regulation

The aviation industry is overseen by a number of regulatory bodies, but primarily the FAA. The business is also regulated by the local airport authorities through lease contracts with those authorities. The business must comply with federal, state and local environmental statutes and regulations associated in part with the operation of underground fuel storage tanks. These requirements include, among other things, tank and pipe testing for tightness, soil sampling for evidence of leaking and remediation of detected leaks and spills. Atlantic Aviation’s FBO operations are subject to regular inspection by federal and local environmental agencies and local fire and airline quality control departments. The business does not expect that compliance and related remediation work will have a material negative impact on earnings or the competitive position of Atlantic Aviation. The business has not received notice requiring it to cease operations at any location or of any abatement proceeding by any government agency as a result of failure to comply with applicable environmental laws and regulations.

Aviation-Related Business: Atlantic Aviation – (continued)

Management

The day-to-day operations of Atlantic Aviation are managed by individual site managers who are responsible for all aspects of the operations at their site. Responsibilities include ensuring that customer requirements are met by the staff employed at the site and that revenue is collected, and expenses incurred, in accordance with internal guidelines. Local managers are, within the specified guidelines, empowered to make decisions as to fuel pricing and other services, thereby improving responsiveness and customer service. Local managers within a geographic region are supervised by one of five regional managers covering the United States.

Atlantic Aviation’s operations are overseen by senior personnel with an average of approximately 20 years experience each in the aviation industry. The business management team has established close and effective working relationships with local authorities, customers, service providers and subcontractors. The team is responsible for overseeing the FBO operations, setting strategic direction and ensuring compliance with all contractual and regulatory obligations.

Atlantic Aviation’s head office is in Plano, Texas. The head office provides the business with overall management and performs centralized functions including accounting, information technology, risk management, human resources, payroll and insurance arrangements. We believe Atlantic Aviation’s head office facilities are adequate to meet its present and foreseeable operational needs.

Employees

As of December 31, 2009, the business employed 1,751 people across all of its sites. Approximately 8.5% of the employee population is covered by collective bargaining agreements. We believe employee relations at Atlantic Aviation are good.

Our Employees — Consolidated Group

As of December 31, 2009, we employed approximately 2,100 people across our three ongoing, consolidated businesses (excluding IMTT) of which approximately 18% were subject to collective bargaining agreements. The Company itself does not have any employees.

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the operations of the public reference room. The SEC maintains a website that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including Macquarie Infrastructure Company LLC) file electronically with the SEC. The SEC’s website is www.sec.gov.

Our website is www.macquarie.com/mic. You can access our Investor Center through this website. We make available free of charge, on or through our Investor Center, our proxy statements, annual reports to shareholders, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, as amended, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We also make available through our Investor Center statements of beneficial ownership of the LLC interests filed by our Manager, our directors and officers, any holders of 10% or more of our LLC interests outstanding and others under Section 16 of the Exchange Act.

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

Our Code of Ethics and Conduct applies to all of our directors, officers and employees as well as all directors, officers and employees of our Manager involved in the management of the Company and its businesses. We will post any amendments to the Code of Ethics and Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange (“NYSE”), on our website. The information on our website is not incorporated by reference into this report.

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

Risks Related to Our Business Operations

The current economic recession and adverse equity and credit market conditions may have a material adverse effect on our results of operations, our liquidity or our ability to obtain credit on acceptable terms.

The equity and credit markets have been experiencing volatility and disruption. In some cases, the markets have exerted downward pressure on the availability of liquidity and credit capacity. Should credit and financial market conditions experience further disruption, our ability to raise equity or obtain capital, to repay or refinance credit facilities at maturity, pay significant capital expenditures or fund growth, is likely to be costly and/or impaired. Our access to debt financing in particular will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit history and credit capacity, as well as the historical performance of our businesses and lender perceptions of their and our financial prospects. In the event we are unable to obtain debt financing, particularly as significant credit facilities mature, our internal sources of liquidity may not be sufficient.

The current economic recession also increases our counterparty risk, particularly in those businesses whose revenues are determined under multi-year contracts, such as IMTT and District Energy. In this environment, we would expect to see increases in counterparty defaults and/or bankruptcies, which could result in an increase in bad debt expense and may cause our operating results to decline.

The volatility in the financial markets makes projections regarding future obligations under pension plans difficult. Two of our businesses, The Gas Company and IMTT, have defined benefit retirement plans. Future funding obligations under those plans depend in large part on the future performance of plan assets and the mix of investment assets. Our defined benefit plans hold a significant amount of equity securities as well as fixed income securities. If the market values of these securities decline further or if interest rates decline, our pension expense and cash funding requirements would increase and, as a result, could materially adversely affect our results and liquidity.

Our businesses have substantial indebtedness, which could inhibit their operating flexibility.

As of December 31, 2009, on a consolidated basis, continuing operations had total long-term debt outstanding of $1.2 billion, plus additional availability under existing credit facilities. In addition, IMTT had total long-term debt outstanding of $632.2 million at December 31, 2009. The terms of these debt arrangements generally require compliance with significant operating and financial covenants. The ability of each of our businesses or investments to meet their respective debt service obligations and to refinance or repay their outstanding indebtedness will depend primarily upon cash produced by that business.

This indebtedness could have important consequences, including:

•	increasing the risk that our subsidiaries might not generate sufficient cash to service their indebtedness;
•	limiting our ability to use operating cash flow in other areas of our businesses or to pay dividends and make distributions to us because our subsidiaries must dedicate a substantial portion of their operating cash flow to service their debt;
•	limiting our holding company’s, our subsidiaries’ and IMTT’s ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of our internal growth strategy, acquisitions or other purposes; and
•	limiting our ability to capitalize on business opportunities and to react to competitive pressures or adverse changes in government regulation.

If our businesses are unable to comply with the terms of any of their various debt agreements, they may be required to refinance a portion or all of the related debt or obtain additional financing. As discussed further herein, our businesses may not be able to refinance or obtain additional financing because of their high levels of debt and debt incurrence restrictions under their debt agreements or because of adverse conditions in credit markets generally. Our businesses also may be forced to default on various debt obligations if cash flow from the relevant operating business is insufficient and refinancing or additional financing is unavailable, and, as a result, the relevant debt providers may accelerate the maturity of their obligations. If any of our businesses or investments are unable to repay their debts when due, they would become insolvent.

Our total assets include a substantial amount of goodwill and intangible assets. The write-off of a significant portion of intangible assets would negatively affect our reported earnings.

Our total assets reflect a substantial amount of goodwill and other intangible assets. At December 31, 2009, goodwill and other intangible assets, net, represented approximately 56.3% of total assets from continuing operations. Goodwill and other intangible assets were primarily recognized as a result of the acquisitions of our businesses and investments. Other intangible assets consist primarily of airport operating rights, trade names and customer relationships. On at least an annual basis, we assess whether there has been an impairment in the value of goodwill and assess for impairment of other intangible assets with indefinite lives when there are triggering events or circumstances. If the carrying value of the tested asset exceeds its estimated fair value, impairment is deemed to have occurred. In this event, the amount is written down to fair value. Under current accounting rules, this would result in a charge to reported earnings. We have recognized significant impairments in the past, and any future determination requiring the write-off of a significant portion of goodwill or other intangible assets would negatively affect our reported earnings and total capitalization, and could be material.

If borrowing costs increase or if debt terms become more restrictive, the cost of refinancing and servicing our debt will increase, reducing our profitability and ability to freely deploy free cash flow.

The majority of indebtedness at our businesses mature within three to five years. Refinancing this debt may result in substantially higher interest rates or margins or substantially more restrictive covenants. Either event may limit operational flexibility or reduce dividends and/or distributions from our operating businesses to us, which would have an adverse impact on our ability to freely deploy free cash flow. We also cannot provide assurance that we or the other owners of any of our businesses will be able to make capital contributions to repay some or all of the debt if required.

The debt facilities at our businesses contain terms that become more restrictive over time, with stricter covenants and increased amortization schedules. Those terms will limit our ability to freely deploy free cash flow.

Our holding company structure may limit our ability to make regular distributions in the future to our shareholders because we will rely on the cash flows and distributions from our businesses. If the lack of distributions from our businesses prevents us from paying our management fees to our Manager, our Manager may resign, which would trigger a change-in-control default provision in the credit facilities of our businesses.

The Company is a holding company with no operations. Therefore, it is dependent upon the ability of our businesses and investments to pay dividends and make distributions to the Company to enable it to meet its expenses, reduce any outstanding debt at the holding company level and to make distributions to shareholders in the future. The ability of our operating subsidiaries and the businesses in which we will hold investments to make distributions to the Company is subject to limitations based on their operating performance, the terms of their debt agreements and the applicable laws of their respective jurisdictions. In addition, the ability of each business to reduce its outstanding debt will be similarly limited by its operating performance, as discussed below and in Part 1, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If, as a consequence of these various limitations and restrictions, we are unable to receive sufficient dividends and/or distributions from our businesses, we may be limited in our ability to reduce the level of any outstanding debt and declare distributions on our LLC interests. In addition, we may be unable to pay our management fees to our Manager. If our Manager resigned, it would trigger a change-in-control default provision under the credit facilities of some of our businesses, which would permit the relevant lenders to accelerate the indebtedness.

We own, and may acquire in the future, investments in which we share voting control with third parties and, consequently, our ability to exercise significant influence over the business or level of their distributions to us may be limited.

We own 50% of IMTT and 50.01% of District Energy and may acquire less than majority ownership in other businesses in the future. Our ability to influence the management of jointly owned businesses, and the ability of these businesses to continue operating without disruption, depends on our reaching agreement with our co-investors and reconciling investment and performance objectives for these businesses. To the extent that we are unable to agree with co-investors regarding the business and operations of the relevant investment, the performance of the investment and the operations may suffer, and could have a material adverse effect on our results. Furthermore, we may, from time to time, own non-controlling interests in investments. Management and controlling shareholders of these investments may develop different objectives than we have and may not make distributions to us at levels that we had anticipated. Our inability to exercise significant influence over the operations, strategies and policies of non-controlled investments means that decisions could be made that could adversely affect our results and our ability to generate cash and pay distributions on our LLC interests.

Our businesses are dependent on our relationships, on a contractual and regulatory level, with government entities that may have significant leverage over us. Government entities may be influenced by political considerations to take actions adverse to us.

Our businesses generally are, and will continue to be, subject to substantial regulation by governmental agencies. In addition, our businesses rely on obtaining and maintaining government permits, licenses, concessions, leases or contracts. Government entities, due to the wide-ranging scope of their authority, have significant leverage over us in their contractual and regulatory relationships with us that they may exercise in a manner that causes us delays in the operation of our businesses or pursuit of our strategy, or increased administrative expense. Furthermore, government permits, licenses, concessions, leases and contracts are generally very complex, which may result in periods of non-compliance, or disputes over interpretation or enforceability. If we fail to comply with these regulations or contractual obligations, we could be subject to monetary penalties or we may lose our rights to operate the affected business, or both. Where our ability to operate an infrastructure business is subject to a concession or lease from the government, the concession or lease may restrict our ability to operate the business in a way that maximizes cash flows and profitability. Further, our ability to grow our current and future businesses will often require consent of numerous government regulators. Increased regulation restricting the ownership or management of U.S. assets, particularly infrastructure assets, by non-U.S. persons, given the non-U.S. ultimate ownership of our Manager, may limit our ability to pursue acquisitions. Any such regulation may also limit our Manager’s ability to continue to manage our operations, which could cause disruption to our businesses and a decline in our performance. In addition, any required government consents may be costly to seek and we may not be able to obtain them. Failure to obtain any required consents could limit our ability to achieve our growth strategy.

Our contracts with government entities may also contain clauses more favorable to the government counterparty than a typical commercial contract. For instance, a lease, concession or general service contract may enable the government to terminate the agreement without requiring them to pay adequate compensation. In addition, government counterparties also may have the discretion to change or increase regulation of our operations, or implement laws or regulations affecting our operations, separate from any contractual rights they may have. Governments have considerable discretion in implementing regulations that could impact these businesses. Because our businesses provide basic services, and face limited competition, governments may be influenced by political considerations to take actions that may hinder the efficient and profitable operation of our businesses and investments.

Governmental agencies may determine the prices we charge and may be able to restrict our ability to operate our businesses to maximize profitability.

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

Our businesses (including businesses in which we invest) are subject to numerous statutes, rules and regulations relating to environmental protection. Atlantic Aviation is subject to environmental protection requirements relating to the storage, transport, pumping and transfer of fuel, and District Energy is subject to requirements relating mainly to its handling of significant amounts of hazardous materials. The Gas Company is subject to risks and hazards associated with the refining, handling, storage and transportation of combustible products. These risks could result in substantial losses due to personal injury, loss of life, damage or destruction of property and equipment, and environmental damage. Any losses we face could be greater than insurance levels maintained by our businesses, which could have an adverse effect on their and our financial results. In addition, disruptions to physical assets could reduce our ability to serve customers and adversely affect sales and cash flows.

IMTT’s operations in particular are subject to complex, stringent and expensive environmental regulation and future compliance costs are difficult to estimate with certainty. IMTT also faces risks relating to the handling and transportation of significant amounts of hazardous materials. Failure to comply with regulations or other claims may give rise to interruptions in operations and civil or criminal penalties and liabilities that could adversely affect the profitability of this business and the distributions it makes to us, as could significant unexpected compliance costs. Further, these rules and regulations are subject to change and compliance with any changes could result in a restriction of the activities of our businesses, significant capital expenditures and/or increased ongoing operating costs.

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

We may also be required to address other prior or future environmental contamination, including soil and groundwater contamination that results from the spillage of fuel, hazardous materials or other pollutants. Under various federal, state, local and foreign environmental statutes, rules and regulations, a current or previous owner or operator of real property may be liable for noncompliance with applicable environmental and health and safety requirements and for the costs of investigation, monitoring, removal or remediation of hazardous materials. These laws often impose liability, whether or not the owner or operator knew of, or was responsible for, the presence of hazardous materials. Persons who arrange for the disposal or treatment of hazardous materials may also be liable for the costs of removal or remediation of those materials at the disposal or treatment facility, whether or not that facility is or ever was owned or operated by that person and whether or not the original disposal or treatment activity accorded with all regulatory requirements. The presence of hazardous materials on a property could result in personal injury, loss of life, damage or destruction of property and equipment, environmental damage and similar claims by third parties that could have a material adverse effect on our financial condition or operating results.

We may face a greater exposure to terrorism than other companies because of the nature of our businesses and investments.

We believe that infrastructure businesses face a greater risk of terrorist attack than other businesses, particularly those businesses that have operations within the immediate vicinity of metropolitan and suburban areas. Specifically, because of the combustible nature of the products of The Gas Company and consumer reliance on these products for basic services, the business’ SNG plant, transmission pipelines, barges and storage facilities may be at greater risk for terrorism attacks than other businesses, which could affect its operations significantly. Any terrorist attacks that occur at or near our business locations would likely cause significant harm to our employees and assets. As a result of the terrorist attacks in New York on September 11, 2001, insurers significantly reduced the amount of insurance coverage available for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events. A terrorist attack that makes use of our property, or property under our control, may result in liability far in excess of available insurance coverage. In addition, any further terrorist attack, regardless of location, could cause a disruption to our business and a decline in earnings. Furthermore, it is likely to result in an increase in insurance premiums and a reduction in coverage, which could cause our profitability to suffer.

We are dependent on certain key personnel, and the loss of key personnel, or the inability to retain or replace qualified employees, could have an adverse effect on our businesses, financial condition and results of operations.

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

A significant and sustained increase in the price of oil could have a negative impact on the profitability of a number of our businesses. Higher prices for jet fuel could result in less use of aircraft by general aviation customers, which would have a negative impact on the profitability of Atlantic Aviation. Higher fuel prices could increase the cost of power to our businesses generally which they may not be able to fully pass on to customers.

Risks Related to IMTT

IMTT’s business is dependent on the demand for bulk liquid storage capacity in the locations where it operates.

Demand for IMTT’s bulk liquid storage is largely a function of U.S. domestic demand for chemical, petroleum and vegetable and animal oil products and, less significantly, the extent to which such products are imported into and/or exported out of the United States. U.S. domestic demand for chemical, petroleum and vegetable and animal oil products is influenced by a number of factors, including economic conditions, growth in the U.S. economy, the pricing of chemical, petroleum and vegetable and animal oil products and their substitutes. Import and export volumes of these products to and from the United States are influenced by demand and supply imbalances in the United States and overseas, the cost of producing chemical, petroleum and vegetable and animal oil products domestically vis-à-vis overseas and the cost of transporting the products between the United States and overseas destinations. In addition, changes in government regulations that affect imports and exports of bulk chemical, petroleum and vegetable and animal oil products, including the imposition of surcharges or taxes on imported or exported products, could adversely affect import and export volumes to and from the United States. A reduction in demand for bulk liquid storage, particularly in the New York Harbor or the lower Mississippi River, as a consequence of lower U.S. domestic demand for, or imports/exports of, chemical, petroleum or vegetable and animal oil products, could lead to a decline in storage rates and tankage volumes rented out by IMTT and adversely affect IMTT’s revenue and profitability and the distributions it makes to us.

IMTT’s business could be adversely affected by a substantial increase in bulk liquid storage capacity in the locations where it operates.

An increase in available bulk liquid storage capacity in excess of growth in demand for such storage in the key locations in which IMTT operates, such as New York Harbor and the lower Mississippi River, could result in overcapacity and a decline in storage rates and tankage volumes rented out by IMTT and could adversely affect IMTT’s revenue and profitability and the distributions it makes to us.

IMTT’s business could be adversely affected by the insolvency of one or more large customers.

IMTT has a number of customers that together generate a material proportion of IMTT’s revenue and gross profit. In 2009, IMTT’s ten largest customers by revenue generated approximately 50.2% of total revenue. The insolvency of any of these large customers could result in an increase in unutilized storage capacity in the absence of such capacity being rented to other customers and adversely affect IMTT’s revenue and profitability and the distributions it makes to us.

IMTT’s business involves hazardous activities and is partly located in a region with a history of significant adverse weather events and is potentially a target for terrorist attacks. We cannot assure you that IMTT is, or will be in the future, adequately insured against all such risks.

The transportation, handling and storage of petroleum, chemical and vegetable and animal oil products are subject to the risk of spills, leakage, contamination, fires and explosions. Any of these events may result in loss of revenue, loss of reputation or goodwill, fines, penalties and other liabilities. In certain circumstances, such events could also require IMTT to halt or significantly alter operations at all or part of the facility at which the event occurred. Consistent with industry practice, IMTT carries insurance to protect against most of the accident-related risks involved in the conduct of the business; however, the limits of IMTT’s coverage mean IMTT cannot insure against all risks. In addition, because IMTT’s facilities are not insured against loss from terrorism or acts of war, such an attack that significantly damages one or more of IMTT’s major facilities would have a negative impact on IMTT’s future cash flow and profitability and the distributions it makes to us. Further, future losses sustained by insurers during hurricanes in the U.S. Gulf region may result in lower insurance coverage and/or increased insurance premiums for IMTT’s properties in Louisiana.

Risks Related to The Gas Company

Disruptions or shutdowns at either of the oil refineries on Oahu from which The Gas Company obtains both LPG and the primary feedstock for its SNG plant may have an adverse effect on the operations of the business.

The Gas Company manufactures SNG and distributes SNG and LPG. SNG feedstock or LPG supply disruptions or refinery shutdowns that limit the business’ ability to manufacture and/or deliver gas to customers could increase costs as a result of an inability to source feedstock at acceptable rates. The extended unavailability of one or both of the refineries or disruption to crude oil supplies or feedstock to Hawaii could also result in an increased reliance on imported sources. Due to lack of Jones Act-qualified vessels, the business is unable to purchase LPG from the mainland U.S. An inability to purchase LPG from foreign sources would adversely affect operations. The business is also limited in its ability to store LPG, and any disruption in supply may cause a depletion of LPG stocks. Currently, the business has only one contracted source of feedstock for SNG, the Tesoro refinery, and if Tesoro chooses to discontinue the production or sale of feedstock to the business, which they could do with little notice, The Gas Company’s utility business would suffer a significant disruption and potentially significant operating cost increases and/or capital expenditures until alternative supplies of feedstock could be developed. All supply disruptions of SNG or LPG, if occurring for an extended period, could adversely impact the business’ contribution margin and cash flows.

In January 2010, Chevron announced that it plans to reduce the size of its global oil refining business, although it has not made any decisions regarding its refinery in Hawaii. Chevron could decide to continue operating in Hawaii, cease operations entirely or convert a portion of its operations into a terminal for importation of energy products. Chevron’s Hawaii refinery supplies The Gas Company with over half of its total LPG purchases. Any decision by Chevron regarding its operations in Hawaii could affect the business’ cost of LPG and may adversely impact its non-utility contribution margin and profitability.

The most significant costs for The Gas Company are locally-sourced LPG, LPG imports and feedstock for the SNG plant, the costs of which are directly related to petroleum prices. To the extent that these costs cannot be passed on to customers, the business’ contribution margin and cash flows will be adversely affected.

The profitability of The Gas Company is based on the margin of sales prices over costs. Since LPG and feedstock for the SNG plant are commodities, changes in global supply of and demand for these products can have a significant impact on costs. In addition, increased reliance on higher-priced foreign sources of LPG, whether as a result of disruptions to or shortages in local sources or otherwise, could also have a significant impact on costs. The Gas Company has no control over these costs, and, to the extent that these costs cannot be passed on to customers, the business’ financial condition and the results of operations would be adversely affected. Higher prices could result in reduced customer demand or customer conversion to alternative energy sources, or both, that would reduce the volume of gas sold and adversely affect the profitability of The Gas Company.

The Gas Company relies on its SNG plant, including its transmission pipeline, for a significant portion of its sales. Disruptions at that facility could adversely affect the business’ ability to serve customers.

Disruptions at the SNG plant resulting from mechanical or operational problems or power failures could affect the ability of The Gas Company to produce SNG. Most of the utility sales on Oahu are of SNG and all SNG is produced at the Oahu plant. Disruptions to the primary and redundant production systems would have a significant adverse effect on The Gas Company’s sales and cash flows.

The operations of The Gas Company are subject to a variety of competitive pressures and the actions of competitors, particularly those involved in other energy sources, could have a materially adverse effect on operating results.

Other fuel sources such as electricity, diesel, solar energy, geo-thermal, wind, other gas providers and alternative energy sources may be substituted for certain gas end-use applications, particularly if the price of gas increases relative to other fuel sources, whether due to higher commodity supply costs or otherwise. Customers could, for a number of reasons, including increased gas prices, lower costs of alternative energy or convenience, meet their energy needs through alternative sources. This could have an adverse effect on the business’ revenue and cash flows.

The Gas Company’s utility business is subject to regulation by the Hawaii Public Utilities Commission, or HPUC, and actions by the HPUC or changes to the regulatory environment may constrain the operation or profitability of the business.

If the business fails to comply with certain HPUC regulatory conditions, the profitability of The Gas Company could be adversely impacted. The business agreed to 14 regulatory conditions with the HPUC that address a variety of matters including: a requirement that The Gas Company and HGC’s ratio of consolidated debt to total capital does not exceed 65%; and a requirement to maintain $20.0 million in readily-available cash resources at The Gas Company, HGC or MIC. The HPUC regulates all franchised or certificated public service companies operating in Hawaii; prescribes rates, tariffs, charges and fees; determines the allowable rate of earnings in establishing rates; issues guidelines concerning the general management of franchised or certificated utility businesses; and acts on requests for the acquisition, sale, disposition or other exchange of utility properties, including mergers and consolidations. Any adverse decision by the HPUC concerning the level or method of determining utility rates, the items and amounts that may be included in the rate base, the returns on equity or rate base found to be reasonable, the potential consequences of exceeding or not meeting such returns, or any prolonged delay in rendering a decision in a rate or other proceeding, could have an adverse effect on the business.

The Gas Company’s operations on the islands of Hawaii, Maui and Kauai rely on LPG that is transported to those islands by Jones Act qualified barges from Oahu and from non-Jones Act vessels from foreign ports. Disruptions to service by those vessels could adversely affect the business’ results of operations.

The Jones Act requires that all goods transported by water between U.S. ports be carried in U.S.-flag ships and that they meet certain other requirements. The business has time charter agreements allowing the use of two barges that currently have a cargo capacity of approximately 420,000 gallons and 550,000 gallons of LPG each. The barges used by the business are the only two Jones Act qualified barges available in the Hawaiian Islands capable of carrying large volumes of LPG. They are near the end of their useful economic lives, and the barge owner intends to refurbish one or both of them in the near future. If the barges are unable to transport LPG from Oahu and the business is not able to secure foreign-source LPG or obtain an exemption to the Jones Act, the profitability of the business could be adversely impacted.

The Gas Company is subject to risks associated with volatility in the Hawaii economy.

Tourism and government activities (including the military) are two of the largest components of Hawaii’s economy. Hawaii’s economy is heavily influenced by economic conditions in the U.S. and Asia and their impact on tourism, as well as by government spending. As a result of the economic downturn, Hawaii has experienced significant declines in levels of tourism which have affected the local economy generally. A large portion of The Gas Company’s sales are generated by businesses that rely on tourism. If the local economy fails to improve or declines, the volume of gas sold could be negatively affected by business closures and/or lower usage and adversely impact the business’ financial performance. Additionally, a lack of growth in the Hawaii economy could reduce the level of new residential construction, and adversely impact growth in volume from new residential customers. A reduction in government activity, particularly military activity, or a shift by either away from the use of gas products, could also have a negative impact on The Gas Company’s results.

Because of its geographic location, Hawaii, and in turn The Gas Company, is subject to earthquakes and certain weather risks that could materially disrupt operations.

Hawaii is subject to earthquakes and certain weather risks, such as hurricanes, floods, heavy and sustained rains and tidal waves. Because the business’ SNG plant, SNG transmission line and several storage facilities are close to the ocean, weather-related disruptions to operations are possible. In addition, earthquakes may cause disruptions. These events could damage the business’ assets or could result in wide-spread damage to its customers, thereby reducing sales volumes and, to the extent such damages are not covered by insurance, the business’ revenue and cash flows.

Risks Related to District Energy

Pursuant to the terms of a use agreement with the City of Chicago, the City of Chicago has rights that, if exercised, could have a significant negative impact on District Energy.

In order to operate the district cooling system in downtown Chicago, the business has obtained the right to use certain public ways of the City of Chicago under a use agreement, which we refer to as the Use Agreement. Under the terms of the Use Agreement, the City of Chicago retains the right to use the public ways for a public purpose and has the right in the interest of public safety or convenience to cause the business to remove, modify, replace or relocate its facilities at the expense of the business. If the City of Chicago exercises these rights, District Energy could incur significant costs and its ability to provide service to its customers could be disrupted, which would have an adverse effect on the business’ financial condition and results of operations. In addition, the Use Agreement is non-exclusive, and the City of Chicago is entitled to enter into use agreements with the business’ potential competitors.

The Use Agreement expires on December 31, 2040 and may be terminated by the City of Chicago for any uncured material breach of its terms and conditions. The City of Chicago also may require District Energy to pay liquidated damages of $6,000 a day if the business fails to remove, modify, replace or relocate its facilities when required to do so, if it installs any facilities that are not properly authorized under the Use Agreement or if the district cooling system does not conform to the City of Chicago’s standards. Each of these non-compliance penalties could result in substantial financial loss or effectively shut down the district cooling system in downtown Chicago.

Any proposed renewal, extension or modification of the Use Agreement requires approval by the City Council of Chicago. Extensions and modifications subject to the City of Chicago’s approval include those to enable the expansion of chilling capacity and the connection of new customers to the district cooling system. The City of Chicago’s approval is contingent upon the timely filing of an Economic Disclosure Statement, or EDS, by us and certain of the beneficial owners of our stock. If any of these investors fails to file a completed EDS form within 30 days of the City of Chicago’s request or files an incomplete or inaccurate EDS, the City of Chicago has the right to refuse to provide the necessary approval for any extension or modification of the Use Agreement or to rescind the Use Agreement altogether. If the City of Chicago declines to approve extensions or modifications to the Use Agreement, District Energy may not be able to increase the capacity of its district cooling system and pursue its growth strategy. Furthermore, if the City of Chicago rescinds or voids the Use Agreement, the district cooling system in downtown Chicago would be effectively shut down and the business’ financial condition and results of operations would be materially and adversely affected as a result.

Certain number of our investors may be required to comply with certain disclosure requirements of the City of Chicago and non-compliance may result in the City of Chicago’s rescission or voidance of the Use Agreement and any other arrangements District Energy may have with the City of Chicago at the time of the non-compliance.

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

If any investor fails to comply with the EDS requirements on time or the City of Chicago determines that any information provided in any EDS is false, incomplete or inaccurate, the City of Chicago may rescind or void the Use Agreement or any other arrangements Thermal Chicago has with the City of Chicago, and pursue any other remedies available to them. If the City of Chicago rescinds or voids the Use Agreement, the business’ district cooling system in downtown Chicago would be effectively shut down and the business’ financial condition and results of operations would be adversely affected as a result.

If certain events within or beyond the control of District Energy occur, District Energy may be unable to perform its contractual obligations to provide chilling and heating services to its customers. If, as a result, its customers elect to terminate their contracts, District Energy may suffer loss of revenue. In addition, District Energy may be required to make payments to such customers for damages.

In the event of a shutdown of one or more of District Energy’s plants due to operational breakdown, strikes, the inability to retain or replace key technical personnel or events outside its control, such as an electricity blackout, or unprecedented weather conditions in Chicago, District Energy may be unable to continue to provide chilling and heating services to all of its customers. As a result, District Energy may be in breach of the terms of some or all of its customer contracts. In the event that such customers elect to terminate their contracts with District Energy as a consequence of their loss of service, its revenue may be materially adversely affected. In addition, under a number of contracts, District Energy may be required to pay damages to a customer in the event that a cessation of service results in loss to that customer.

Northwind Aladdin currently derives a majority of its operating cash flows from a contract with a single customer, the Planet Hollywood Resort and Casino, which emerged from bankruptcy several years ago. If this customer were to enter into bankruptcy again, Northwind’s Aladdin’s contract may be amended or terminated and the business may receive no compensation, which could result in the loss of our investment in Northwind Aladdin.

Northwind Aladdin derives a majority of its cash flows from a contract with the Planet Hollywood resort and casino (formerly known as the Aladdin resort and casino) in Las Vegas to supply cold and hot water and back-up electricity. The Aladdin resort and casino emerged from bankruptcy immediately prior to District Energy’s acquisition of Northwind Aladdin in September 2004, and, during the course of those proceedings, the contract with Northwind Aladdin was amended to reduce the payment obligations of the Aladdin resort and casino. If the Planet Hollywood resort and casino were to enter into bankruptcy again and a cheaper source of the services that Northwind Aladdin provides can be found, this contract may be terminated or amended. This could result in a total loss or significant reduction in District Energy’s income from Northwind Aladdin, for which the business may receive no compensation.

Risks Related to Atlantic Aviation

Further deterioration of business jet traffic at airports where Atlantic Aviation operates would cause Atlantic Aviation to default on its debt obligations.

Atlantic Aviation’s current debt-to-EBITDA ratio as defined under its loan agreement is 7.97x. This compares to a maximum permitted debt-to-EBITDA ratio of 8.25x. The maximum permitted debt-to-EBITDA ratio drops to 8.00x from March 31, 2010. A further decline in business jet take-offs and landings at airports where Atlantic Aviation operates FBOs could result in a reduction of Atlantic Aviation’s EBITDA as defined under its loan agreement. Consequently, Atlantic Aviation could exceed the maximum permitted debt-to-EBITDA ratio under its loan agreement and default on its debt obligations. If the default remains uncured, the lenders under the loan agreement may accelerate the repayment of the outstanding balance of the borrowings under the agreement. If Atlantic Aviation is unable to repay or refinance this debt, it may be rendered insolvent. A default on the debt obligations leading to bankruptcy or insolvency would cause Atlantic Aviation to default on its FBO leases and would allow the local airport authorities to terminate the leases.

Further deterioration in the economy in general or in the aviation industry that results in less air traffic at airports that Atlantic Aviation services would have a material adverse impact on our business.

A large part of the business’ revenue is derived from fuel sales and other services provided to general aviation customers and, to a lesser extent, commercial air travelers. A further economic downturn could reduce the level of air travel, adversely affecting Atlantic Aviation. General aviation travel is primarily a function of economic activity. Consequently, during periods of economic downturn, FBO customers are more likely to curtail air travel.

The economic downturn of 2008 and 2009 had a significant impact on the activity levels of many FBO customers, which resulted in significant declines in the gross profit of this business. If the economy does not continue to improve or negative sentiment regarding corporate jet usage persists or increases, we may see future declines in volumes of fuel sold, which could materially adversely affect the results of this business and which could cause it to fail to meet the financial covenants of its debt arrangements and allow its lenders to declare its entire indebtedness immediately due and payable.

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

In addition, changes to regulations governing the tax treatment relating to general aviation travel, either for businesses or individuals may cause a reduction in general aviation travel. Increased environmental regulation restricting or increasing the cost of aviation activities could also cause the business’ revenue to decline.

Current economic conditions and increased pricing competition at Atlantic Aviation may have an adverse effect on market share and fuel margins, causing a decline in the profitability of that business.

Some of Atlantic Aviation’s competitors are pursuing more aggressive pricing strategies. These competitors operate FBOs at a number of airports where Atlantic Aviation operates or at airports near where it operates. This competition, combined with the continuation or worsening of current economic conditions, has in recent periods and may continue to result in increased focus on cost among customers and, consequently, a decline in corporate jet usage and increased price sensitivity. These factors may cause volumes of fuel sales and market share to decline and may result in increased margin pressure, adversely affecting the profitability of this business.

Atlantic Aviation is subject to a variety of competitive pressures, and the actions of competitors may have a material adverse effect on its revenue.

FBO operators at a particular airport compete based on a number of factors, including location of the facility relative to runways and street access, service, value added features, reliability and price. Many of Atlantic Aviation’s FBOs compete with one or more FBOs at their respective airports, and, to a lesser extent, with FBOs at nearby airports. Furthermore, leases related to FBO operations may be subject to competitive bidding at the end of their term. Some present and potential competitors have or may obtain greater financial and marketing resources than Atlantic Aviation, which may negatively impact Atlantic’s Aviation ability to compete at each airport or for lease renewal.

Atlantic Aviation’s FBOs do not have the right to be the sole provider of FBO services at any of its FBO locations. The authority responsible for each airport has the ability to grant other FBO leases at the airport and new competitors could be established at those FBO locations. The addition of new competitors may reduce, or impair Atlantic Aviation’s ability to increase, the revenue of the FBO business.

The termination for cause or convenience of one or more of the FBO leases would damage Atlantic Aviation’s operations significantly.

Atlantic Aviation’s revenue is derived from long-term leases at 68 airports and one heliport. If Atlantic Aviation defaults on the terms and conditions of its leases, including upon insolvency, the relevant authority may terminate the lease without compensation. Additionally, leases at Chicago Midway, Philadelphia, North East Philadelphia, New Orleans International and Orange County airports and the Metroport 34th Street Heliport in New York City, representing approximately 12% of Atlantic Aviation’s gross profit in 2009, allow the relevant authority to terminate the lease at their convenience. In each case, Atlantic Aviation would then lose the income from that location and potentially the expected returns from prior capital expenditures. Atlantic Aviation would also likely be in default under the loan agreements and be obliged to repay its lenders a portion or the entire outstanding loan amount.

The Transportation Security Administration, or TSA, is considering new regulations which could impair the relative convenience of general aviation and adversely affect demand for Atlantic Aviation’s services.

The TSA has proposed new regulations known as the Large Aircraft Security Program (LASP), which would require all U.S. operators of general aviation aircraft exceeding 12,500 pounds maximum take-off weight to implement security programs that are subject to TSA audit. In addition, the proposed regulations would require airports servicing these aircraft to implement security programs involving additional security measures, including passenger and baggage screening. We believe these new regulations, if implemented, will affect many of Atlantic Aviation’s customers and all of the airports at which it operates. These rules, if adopted, could decrease the convenience and attractiveness of general aviation travel relative to commercial air travel and, therefore, may adversely impact demand for Atlantic Aviation’s services.

Risk Related to PCAA

The creditors of PCAA may seek recourse to the Company regardless of the legal merits.

PCAA is in the process of completing a sale of its assets through a Chapter 11 bankruptcy. Creditors of the business may also attempt to seek recovery from the Company and, through the Company, seek recourse to the assets of our other businesses, regardless of the merits of such a claim or lack thereof, which could result in substantial legal costs and significant disruption of management time and resources, thereby adversely affecting our profitability.

Risks Related to Ownership of Our Stock

Our Manager’s affiliation with Macquarie Group Limited and the Macquarie Group may result in conflicts of interest or a decline in our stock price.

Our Manager is an affiliate of Macquarie Group Limited and a member of the Macquarie Group. From time to time, we have entered into, and in the future we may enter into, transactions and relationships involving Macquarie Group Limited, its affiliates, or other members of the Macquarie Group. Such transactions have included and may include, among other things, the entry into debt facilities and derivative instruments with members of the Macquarie Group serving as lender or counterparty, and financial advisory services provided to us by the Macquarie Group.

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

Our Manager can resign with 90 days notice and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations which could adversely affect our financial results and negatively impact the market price of our LLC interests.

Our Manager has the right, under the management services agreement, to resign at any time with 90 days notice, whether we have found a replacement or not. The resignation of our Manager will trigger mandatory repayment obligations under debt facilities at all of our operating companies other than IMTT. If our Manager resigns, we may not be able to find a new external manager or hire internal management with similar expertise within 90 days to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial results could be adversely affected, perhaps materially, and the market price of our LLC interests may decline substantially. In addition, the coordination of our internal management, acquisition activities and supervision of our businesses and investments are likely to suffer if we were unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Manager and its affiliates.

Furthermore, if our Manager resigns, the Company and its subsidiaries will be required to cease use of the Macquarie brand entirely, and change their names to remove any reference to “Macquarie.” This may cause the value of the Company and the market price of our LLC interests to decline.

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

Because our Manager’s performance is measured by the market performance of our LLC interests relative to a weighted average of two benchmark indices, even if the absolute market performance of our LLC interests does not meet expectations, the Company’s Board of Directors cannot remove our Manager unless the market performance of our LLC interests also significantly underperforms the weighted average of the benchmark indices. If we were unable to remove our Manager in circumstances where the absolute market performance of our LLC interests does not meet expectations, the market price of our LLC interests could be negatively affected.

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

The operating agreement of the Company, which we refer to as the LLC agreement, contains a number of provisions that could have the effect of making it more difficult for a third-party to acquire, or discouraging a third-party from acquiring, control of the company. These provisions include:

•	restrictions on the Company’s ability to enter into certain transactions with our major shareholders, with the exception of our Manager, modeled on the limitation contained in Section 203 of the Delaware General Corporation Law;
•	allowing only the Company’s Board of Directors to fill vacancies, including newly created directorships and requiring that directors may be removed only for cause and by a shareholder vote of 66 2/3%;
•	requiring that only the Company’s chairman or Board of Directors may call a special meeting of our shareholders;
•	prohibiting shareholders from taking any action by written consent;
•	establishing advance notice requirements for nominations of candidates for election to the Company’s Board of Directors or for proposing matters that can be acted upon by our shareholders at a shareholders’ meeting;
•	having a substantial number of additional LLC interests authorized but unissued;
•	providing the Company’s Board of Directors with broad authority to amend the LLC agreement; and
•	requiring that any person who is the beneficial owner of 7.5% or more of our LLC interests make a number of representations to the City of Chicago in its standard form of EDS, the current form of which is included in our LLC agreement, which is incorporated by reference as an exhibit to this report.

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

Risks Related to Taxation

We have significant income tax Net Operating Losses which may not be realized before they expire.

We have accumulated over $116.0 million in federal Net Operating Loss (NOL) carryforwards. While we have concluded that all but $15.2 million of the NOLs will more likely than not be realized, there can be no assurance that we will utilize the NOLs generated to date or any NOLs we might generate in the future. In addition, we have incurred state NOLs and have provided a valuation allowance against a portion of those state NOLs. As with our federal NOLs, there is also no assurance that we will utilize those state losses or future losses.

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

Energy-Related Businesses

IMTT

IMTT operates ten wholly-owned bulk liquid storage facilities in the United States and has part ownership in two companies that each own bulk liquid storage facilities in Canada. The land on which the facilities are located is either owned or leased by IMTT with leased land comprising a small proportion of the total land in use. IMTT also owns the storage tanks, piping and transportation infrastructure such as truck and rail loading equipment located at the facilities and related ship docks, except in Quebec and Geismar, where the docks are leased. We believe that the aforementioned equipment is generally well maintained and adequate for the present operations. For further details, see “Our Businesses and Investments  — IMTT — Locations” in Part I, Item 1.

The Gas Company

The Gas Company has facilities and equipment on all major Hawaiian Islands including: land beneath the SNG plant; several LPG holding tanks and cylinders; approximately 1,000 miles of underground piping, of which approximately 900 miles are on Oahu; and a 22-mile transmission pipeline from the SNG plant to Pier 38 in Honolulu.

A summary of property, by island, follows. For more information regarding The Gas Company’s operations, see “Our Businesses and Investments — The Gas Company — Fuel Supply, SNG Plant and Distribution System” in Part I, Item 1.

Island	Description	Use	Own/Lease
Oahu	SNG Plant	Production of SNG	Lease
	Kamakee Street Buildings and Maintenance yard	Engineering, Maintenance Facility, Warehouse	Own
	LPG Baseyard	Storage facility for tanks and cylinders	Lease
	Topa Fort Street Tower	Executive Offices	Lease
	Various Holding Tanks	Store and supply LPG to utility customers	Lease
Maui	Office, tank storage facilities and baseyard	Island-wide operations	Lease
Kauai	Office	Island-wide operations	Own
Kauai	Tank storage facility and baseyard	Island-wide operations	Lease
Hawaii	Office, tank storage facilities and baseyard	Island-wide operations	Own

District Energy

District Energy owns or leases six plants in Chicago as follows:

Plant Number	Ownership or Lease Information
P-1	The building and equipment are owned by District Energy and the business has a long-term property lease until 2043 with an option to renew for 49 years.
P-2	Property, building and equipment are owned by District Energy.
P-3	District Energy has a property lease that expires in 2033 with a right to renew for ten years. The equipment is owned by District Energy but the landlord has a purchase option over approximately one-fourth of the equipment.
P-4	District Energy has a property lease that expires in 2016 and the business may renew the lease for another 10 years for the P-4B property unilaterally, and for P-4A, with the consent of the landlord. The equipment at P-4A and P-4B is owned by District Energy. The landlord can terminate the service agreement and the P-4A property lease upon transfer of the property, on which P-4A and P-4B are located, to a third-party.
P-5	District Energy has an exclusive perpetual easement for the use of the basement where the equipment is located. The equipment is owned by District Energy.
Stand-Alone	District Energy has a contractual right to use the property pursuant to a service agreement and will own the equipment until the earliest of 2025 when the equipment reverts to the customer or if the customer exercises an early purchase option.

District Energy also owns approximately 14 miles of underground piping from which it distributes chilled water from its facilities to the customers in downtown Chicago.

The equipment at District Energy’s Las Vegas facility is housed in its own building on a parcel of leased property within the perimeter of the Planet Hollywood resort and casino, which expires in 2020. The property lease is co-terminus with the supply contract with the Planet Hollywood resort and casino. The building and equipment are owned by District Energy and upon expiration of the lease the business is required to either abandon the building and equipment or remove them at the landlord’s expense.

Aviation-Related Business

Atlantic Aviation

Atlantic Aviation does not own any real property. Its operations are carried out under various long-term leases. The business leases office space for its head office in Plano, Texas. For more information regarding Atlantic Aviation’s FBO locations, see “Our Businesses and Investments — Atlantic Aviation — Business —  Locations” in Part I, Item 1. The lease in Plano expires in 2012. We believe that these facilities are adequate to meet current and foreseeable future needs.

Atlantic Aviation owns or leases a number of vehicles, including fuel trucks and other equipment needed to provide service to customers. Routine maintenance is performed on this equipment and a portion is replaced in accordance with a pre-determined schedule. Atlantic Aviation believes that the equipment is generally well maintained and adequate for present operations.

ITEM 3. LEGAL PROCEEDINGS

Section 185 of the Clean Air Act (CAA) requires states (or in the absence of state action, the EPA) in severe and extreme non-attainment areas to adopt a penalty for major stationary sources of volatile organic compounds and nitrogen oxides if the area fails to attain the one-hour ozone National Ambient Air Quality Standard (NAAQS) set by the EPA. IMTT’s Bayonne facility is a major stationary source of volatile organic compounds and nitrogen oxides in the New Jersey-Connecticut severe non-attainment area. Although we believe IMTT’s Bayonne facility is in substantial compliance with CAA obligations, the subject area failed to meet the required NAAQS by the attainment date in 2007 and as a consequence IMTT-Bayonne believes it is likely to be assessed a penalty linked to its 2008 and 2009 emissions that were in excess of baseline levels. IMTT expects that the penalty related to these matters will be less than $500,000 in the aggregate and that it will not be payable until 2011 or later. IMTT is currently reviewing its operations with the intent of reducing, to the extent feasible, its emissions in order to avoid or reduce potential future penalties.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our LLC interests are traded on the NYSE under the symbol “MIC.” The following table sets forth, for the fiscal periods indicated, the high and low sale prices per LLC interest on the NYSE:

	High	Low
Fiscal 2008
First Quarter	$39.01	$29.13
Second Quarter	33.24	25.29
Third Quarter	25.00	12.63
Fourth Quarter	12.90	2.32
Fiscal 2009
First Quarter	$5.74	$0.79
Second Quarter	4.36	1.50
Third Quarter	9.38	3.10
Fourth Quarter	12.60	7.38
Fiscal 2010
First Quarter (through February 18, 2010)	$13.96	$12.20

As of February 25, 2010, we had 45,292,913 LLC interests outstanding that were held by 90 holders of record representing over 16,000 beneficial holders.

Disclosure of NYSE-Required Certifications

Because our LLC interests are listed on the NYSE, our Chief Executive Officer is required to make, and on July 6, 2009 did make, an annual certification to the NYSE stating that he was not aware of any violation by the Company of the corporate governance listing standards of the NYSE. In addition, we have filed, as exhibits to this annual report on Form 10-K, the certifications of the Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 to be filed with the SEC regarding the quality of our public disclosure.

Distribution Policy

In February 2009, we suspended payment of quarterly cash distributions to shareholders in favor of applying the cash generated by our operating businesses to the reduction of holding company debt and operating company debt, principally at Atlantic Aviation. This policy is likely to remain in effect until such time as, a) we have achieved a prudent level of cash reserves at both our holding company and operating company entities, and b) the credit markets and customer spending patterns at the “user-pay” businesses regain a level of stability and predictability that enables us to confidently estimate refinancing terms relating to our long-term debt.

Since January 1, 2008, we have made or declared the following distributions:

Declared	Period Covered	$ per LLC Interest	Record Date	Payable Date
February 25, 2008	Fourth quarter 2007	$0.635	March 5, 2008	March 10, 2008
May 5, 2008	First quarter 2008	$0.645	June 4, 2008	June 10, 2008
August 4, 2008	Second quarter 2008	$0.645	September 4, 2008	September 11, 2008
November 4, 2008	Third quarter 2008	$0.20	December 3, 2008	December 10, 2008

The declaration and payment of any future distribution will be subject to a decision of the Company’s Board of Directors, which includes a majority of independent directors. The Company’s Board of Directors will take into account such matters as the state of the capital markets and general business conditions, our financial condition, results of operations, capital requirements and any contractual, legal and regulatory restrictions on the payment of distributions by us to our shareholders or by our subsidiaries to us, and any other factors that the Board of Directors deems relevant. In particular, each of our businesses and investments have substantial debt commitments and restrictive covenants, which must be satisfied before any of them can pay dividends or make distributions to us. Any or all of these factors could affect both the timing and amount, if any, of future distributions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Part II, Item 7.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below sets forth information with respect to LLC interests authorized for issuance as of December 31, 2009:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Under Column (a)) (c)
Equity compensation plans approved by securityholders(1)	128,205	$—	(1)
Equity compensation plans not approved by securityholders	—	—	—
Total	128,205	—	(1)

(1)	Information represents number of LLC interests issuable upon the vesting of director stock units pursuant to our independent directors’ equity plan, which was approved and became effective in December 2004. Under the plan, each independent director elected at our annual meeting of shareholders is entitled to receive a number of director stock units equal to $150,000 divided by the average closing sale price of the stock during the 10-day period immediately preceding our annual meeting. The units vest on the day prior to the following year’s annual meeting. We granted 42,735 director stock units to each of our independent directors elected at our 2009 annual shareholders’ meeting based on the average closing price per share over a 10 trading day period of $3.51. We have 488,739 LLC interests reserved for future issuance under the plan.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data includes the results of operations, cash flow and balance sheet data for the years ended, and as of, December 31, 2009, 2008, 2007, 2006 and 2005 for our consolidated group, with the results of businesses acquired during those years being included from the date of each acquisition.

	Macquarie Infrastructure Company
	Year Ended Dec 31, 2009	Year Ended Dec 31, 2008(1)	Year Ended Dec 31, 2007(1)	Year Ended Dec 31, 2006(1)	Year Ended Dec 31, 2005(1)
	($ In Thousands, Except Per LLC Interest/Trust Stock Data)
Statement of operations data:
Revenue
Revenue from product sales	$394,200	$586,054	$445,852	$262,432	$142,785
Revenue from product sales – utility	95,769	121,770	95,770	50,866	—
Service revenue	215,349	264,851	207,680	125,773	96,800
Financing and equipment lease income	4,758	4,686	4,912	5,118	5,303
Total revenue	710,076	977,361	754,214	444,189	244,888
Cost of revenue:
Cost of product sales	231,139	406,997	302,283	192,399	84,480
Cost of product sales – utility	71,252	103,216	64,371	14,403	—
Cost of services(2)	46,317	63,850	53,387	37,905	37,085
Gross profit	361,368	403,298	334,173	199,482	123,323
Selling, general and administrative expenses	214,865	231,273	185,370	114,333	78,127
Fees to manager - related party	4,846	12,568	65,639	18,631	9,294
Goodwill impairment(3)	71,200	52,000	—	—	—
Depreciation(4)	36,813	40,140	20,502	12,102	6,007
Amortization of intangibles(5)	60,892	61,874	32,356	18,283	11,013
Operating (loss) income	(27,248)	5,443	30,306	36,133	18,882
Dividend income	—	—	—	8,395	12,361
Interest income	119	1,090	5,705	4,670	4,034
Interest expense	(91,154)	(88,652)	(65,356)	(60,484)	(23,449)
Loss on extinguishment of debt	—	—	(27,512)	—	—
Equity in earnings (losses) and amortization of charges of investees	22,561	1,324	(32)	12,558	3,685
Loss on derivative instruments	(29,540)	(2,843)	(1,362)	(822)	—
Gain on sale of equity investment	—	—	—	3,412	—
Gain on sale of investment	—	—	—	49,933	—
Gain on sale of marketable securities	—	—	—	6,737	—
Other income (expense), net	760	(19)	(1,088)	92	136
Net (loss) income from continuing operations before income taxes and noncontrolling interests	(124,502)	(83,657)	(59,339)	60,624	15,649
Benefit for income taxes	15,818	14,061	16,764	4,287	3,615
Net (loss) income from continuing operations before noncontrolling interests	(108,684)	(69,596)	(42,575)	64,911	19,264
Noncontrolling interests	486	585	554	528	719
Net (loss) income from continuing operations	$(109,170)	$(70,181)	$(43,129)	$64,383	$18,545
Discontinued operations
Net loss from discontinued operations before income taxes and noncontrolling interests	$(23,647)	(180,104)	$(9,679)	$(27,150)	$(3,865)
Benefit (provision) for income taxes	1,787	70,059	(281)	12,134	—

	Macquarie Infrastructure Company
	Year Ended Dec 31, 2009	Year Ended Dec 31, 2008(1)	Year Ended Dec 31, 2007(1)	Year Ended Dec 31, 2006(1)	Year Ended Dec 31, 2005(1)
	($ In Thousands, Except Per LLC Interest/Trust Stock Data)
Net loss from discontinued operations before noncontrolling interests	(21,860)	(110,045)	(9,960)	(15,016)	(3,865)
Noncontrolling interests	(1,863)	(1,753)	(1,035)	(551)	(516)
Net loss from discontinued operations	$(19,997)	$(108,292)	$(8,925)	$(14,465)	$(3,349)
Net loss	$(129,167)	$(178,473)	$(52,054)	$49,918	$15,196
Basic and diluted (loss) earnings per LLC interest/trust stock from continuing operations	$(2.43)	$(1.56)	$(1.05)	$2.23	$0.69
Basic and diluted loss per LLC interest/trust stock from discontinued operations	(0.44)	(2.41)	(0.22)	(0.50)	(0.13)
Weighted average number of shares outstanding: basic	45,020,085	44,944,326	40,882,067	28,895,522	26,919,608
Weighted average number of shares outstanding: diluted	45,020,085	44,944,326	40,882,067	28,912,346	26,929,219
Cash dividends declared per LLC interest/trust stock	$—	$2.125	$2.385	$2.0750	$1.5877
Statement of cash flows data:
Cash flow from continuing operations
Cash provided by operating activities	$82,976	$95,579	$93,499	$38,979	$39,033
Cash used in investing activities	(516)	(56,716)	(638,853)	(681,994)	(126,262)
Cash (used in) provided by financing activities	(117,818)	1,698	570,618	556,259	77,945
Effect of exchange rate	—	—	(1)	(272)	(331)
Net (decrease) increase in cash	$(35,358)	$40,561	$25,263	$(87,028)	$(9,615)
Cash flow from discontinuing operations
Cash (used in) provided by operating activities	$(4,732)	$(1,904)	$3,051	$7,386	$4,514
Cash used in investing activities	(445)	(26,684)	(5,157)	(4,202)	(75,688)
Cash provided by (used in) financing activities	2,144	(1,215)	(3,072)	6,069	55,902
Net (decrease) increase in cash(6)	(3,033)	(29,803)	(5,178)	9,253	(15,272)
Change in cash of discontinued operations held for sale(6)	$(208)	$2,459	$5,902	$(2,740)	$(5,931)

(1)	Reclassified to conform to current period presentation.
(2)	Includes depreciation expense of $6.1 million, $5.8 million, $5.8 million, $5.7 million and $5.7 million for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively, relating to District Energy.
(3)	Reflects non-cash impairment charge of $71.2 million and $52.0 million recorded during the first six months of 2009 and the fourth quarter of 2008, respectively, at Atlantic Aviation.
(4)	Includes a non-cash impairment charge of $7.5 million and $13.8 million recorded during the first six months of 2009 and the fourth quarter of 2008, respectively, at Atlantic Aviation.
(5)	Includes a non-cash impairment charge of $23.3 million and $21.7 million for contractual arrangements recorded in the first six months of 2009 and the fourth quarter of 2008, respectively, at Atlantic Aviation and a $1.3 million non-cash impairment charge on the airport management contracts at Atlantic Aviation in 2007.
(6)	Cash of discontinued operations held for sale is reported in assets of discontinued operations held for sale in our consolidated balance sheets. The net (decrease) increase in cash is different than the change in cash of discontinued operations held for sale due to intercompany transactions that are eliminated in consolidation.

	Macquarie Infrastructure Company
	Year Ended Dec 31, 2009	Year Ended Dec 31, 2008(1)	Year Ended Dec 31, 2007(1)	Year Ended Dec 31, 2006(1)	Year Ended Dec 31, 2005(1)
	($ In Thousands)
Balance sheet data:
Assets of discontinued operations held for sale	$86,695	$105,725	$258,899	$268,327	$288,846
Total current assets from continuing operations	129,866	193,890	201,604	216,620	144,856
Property, equipment, land and leasehold improvements, net(2)	580,087	592,435	577,498	425,045	240,260
Intangible assets, net(3)	751,081	811,973	846,941	513,466	260,849
Goodwill(4)	516,182	586,249	636,336	352,213	148,122
Total assets	2,339,221	2,552,436	2,813,029	2,097,531	1,363,300
Liabilities of discontinued operations held for sale	$220,549	$224,888	$225,042	$220,452	$207,321
Total current liabilities from continuing operations	174,647	135,311	121,892	62,981	26,322
Deferred income taxes	107,840	83,228	202,683	163,923	113,794
Long-term debt, including related party, net of current portion	1,166,379	1,327,800	1,225,150	758,400	438,247
Total liabilities	1,764,453	1,918,175	1,841,159	1,227,946	790,632
Members' equity	$578,526	$628,838	$966,552	$864,425	$567,665

(1)	Reclassified to conform to current period presentation.
(2)	Includes a non-cash impairment charge of $7.5 million and $13.8 million recorded during the first six months of 2009 and the fourth quarter of 2008, respectively, at Atlantic Aviation.
(3)	Includes a non-cash impairment charge of $23.3 million and $21.7 million for contractual arrangements recorded in the first six months of 2009 and the fourth quarter of 2008, respectively, at Atlantic Aviation and a $1.3 million non-cash impairment charge on the airport management contracts at Atlantic Aviation in 2007.
(4)	Reflects non-cash impairment charge of $71.2 million and $52.0 million recorded during the first six months of 2009 and the fourth quarter of 2008, respectively, at Atlantic Aviation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere herein.

General

We own, operate and invest in a diversified group of infrastructure businesses that provide basic services, such as chilled water for building cooling and gas utility services to businesses and individuals primarily in the U.S. The businesses we own and operate are energy-related businesses consisting of IMTT, The Gas Company, and our controlling interest in District Energy, and an aviation-related business consisting of Atlantic Aviation.

On January 28, 2010, we agreed to sell the assets of PCAA through a bankruptcy process, which we expect to complete in the first half of 2010. This business is now a discontinued operation and is therefore separately reported in our consolidated financial statements and is no longer a reportable segment.

Our infrastructure businesses generally operate in sectors with limited competition and barriers to entry resulting from a variety of factors including high initial development and construction costs, the existence of long-term contracts or the requirement to obtain government approvals and a lack of immediate cost-efficient alternatives to the services provided. Overall they tend to generate sustainable and growing long-term cash flows.

Our energy-related businesses have proven, to date, largely resistant to the economic downturn of the past 18 to 24 months, primarily due to the contracted or utility-like nature of their revenues combined with the essential services they provide and the contractual or regulatory ability to pass through most cost increases to customers. We believe these businesses are generally able to generate consistent cash flows throughout the business cycle.

The results of Atlantic Aviation have been negatively affected since mid-2008 by lower overall economic and declining general aviation activity levels through mid-2009. However, general activity levels stabilized in the second half of 2009 and finally showed some year on year growth in December. This stabilization, combined with expense reduction efforts, resulted in an improving outlook for the business.

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

Despite the improvement in the credit markets, we expect to continue to strengthen our consolidated balance sheet and those of our operating entities through prudent reduction in the amount of long-term debt outstanding, further increasing the likelihood that we will be able to successfully refinance this debt as it matures over approximately the next four years. In 2009, we accomplished a portion of this objective by repaying in full our holding company debt and by reaching an agreement to sell the assets of PCAA, as discussed below. To the extent that our businesses generate excess cash, we expect to retain such cash over the near term.

PCAA Asset Purchase Agreement

On January 28, 2010, we announced that PCAA had entered into an asset purchase agreement with Bainbridge ZKS — Corinthian Holdings, LLC. This agreement, which is subject to approval by the bankruptcy court, will result in the sale of the assets of PCAA for $111.5 million, subject to certain adjustments and will result in the elimination of $201.0 million of current debt from liabilities of discontinued operations held for sale in the consolidated balance sheet. The cancelled debt in excess of the sale proceeds used to repay such debt would result in cancellation of debt income and the proceeds in excess of the business’ net assets as a gain on sale. As a part of the bankruptcy sale process, all cash proceeds would be court. If approved, we expect to complete the sale of the assets in the first half of 2010.

As part of the bankruptcy filing, we have no obligation to and have no intention of committing additional capital to this business and our ongoing liabilities are expected to be no more than $5.3 million in guarantees of a single parking facility lease. Creditors of this business do not have recourse to any assets of our holding company or any assets of our other businesses, other than approximately $5.3 million in a lease guarantee as of February 25, 2010.

Sale of Non-controlling Stake in District Energy

On December 23, 2009, we sold 49.99% of the non-controlling interest of District Energy to John Hancock Life Insurance Company and John Hancock Life Insurance Company (U.S.A.) (collectively “John Hancock”) for $29.5 million. The proceeds of the sale, along with other cash resources, were used to fully repay the $66.4 million balance on our holding company revolving credit facility as described below.

MIC Inc. Revolving Credit Facility

At March 31, 2009, we reclassified the outstanding balance drawn on the revolving credit facility at our non-operating holding company from long-term debt to current portion of long-term debt on our consolidated balance sheet due to its scheduled maturity on March 31, 2010. During the year, we were in discussions with our lenders to convert the facility to a term loan and extend the maturity date of the $66.4 million outstanding balance.

By December 2009, we had received unanimous approval from the lenders to extend the term of the facility. However, using the net cash proceeds we received from the sale of the 49.99% non-controlling interest in District Energy, and cash on hand, we paid off the outstanding principal balance on December 28, 2009 and avoided the substantial costs that would have been incurred had the terms of the facility been amended. Shortly thereafter we elected to reduce the amount available on the revolving credit facility from $97.0 million to $20.0 million through to the maturity of the facility at March 31, 2010.

Income Taxes

We file a consolidated federal income tax return that includes the taxable income of all our businesses, except IMTT and, going forward, District Energy. IMTT and District Energy will file separate income tax returns and we will include in our taxable income the taxable portion of any distributions from those businesses, which taxable distributions should qualify for the 80% dividends received deduction.

Operating Segments and Businesses

Energy-Related Businesses

IMTT

IMTT provides bulk liquid storage and handling services in North America through ten terminals located on the East, West and Gulf Coasts, the Great Lakes region of the United States and partially owned terminals in Quebec and Newfoundland, Canada. IMTT has its largest terminals in the strategic locations of New York Harbor and the lower Mississippi River near New Orleans. IMTT stores and handles petroleum products, various chemicals, renewable fuels, and vegetable and animal oils and, based on storage capacity, operates one of the largest bulk liquid storage terminal businesses in the United States.

The key drivers of IMTT’s revenue and gross profit include the amount of tank capacity rented to customers and the rental rates. Customers generally rent tanks under contracts with terms between three and five years that require payment regardless of actual tank usage. Demand for storage capacity within a particular region (e.g. New York Harbor) serves as the key driver of storage capacity utilization and tank rental rates. This demand for capacity reflects both the level of consumption of the bulk liquid products stored by the terminals as well as import and export activity of such products. We believe major constraints on increases in the supply of new bulk liquid storage capacity in IMTT’s key markets have been and will continue to be limited availability of waterfront land with access to the infrastructure necessary for land based receipt and distribution of stored product (road, rail and pipelines), lengthy environmental permitting processes and high capital costs. We believe a favorable supply/demand balance for bulk liquid storage currently exists

Energy-Related Businesses: IMTT – (continued)

in the markets serviced by IMTT’s major facilities. This condition, when combined with the attributes of IMTT’s facilities such as deep water drafts and access to land based infrastructure, have allowed IMTT to increase prices while maintaining very high storage capacity utilization rates.

IMTT earns revenue at its terminals from a number of sources including storage charges for bulk liquids (per barrel, per month rental), throughput of liquids (handling charges), heating (a pass through of the cost associated with heating liquids to prevent excessive viscosity) and other (revenue from blending, packaging and warehousing, etc.). Most customer contracts include provisions for annual price increases based on inflation.

In operating its terminals, IMTT incurs labor costs, fuel costs, repair and maintenance costs, real and personal property taxes and other costs (which include insurance and other operating costs such as utilities and inventory used in packaging and drumming activities).

In 2009, IMTT generated approximately 43% of its total terminal revenue and approximately 42% of its terminal gross profit at its Bayonne facility, which services New York Harbor, and approximately 41% of its total terminal revenue and approximately 48% of its terminal gross profit at its St. Rose, Gretna, Avondale and Geismar facilities, which together service the lower Mississippi River region (with St. Rose being the largest contributor).

Two key factors will likely have a material impact on IMTT’s total terminal revenue and terminal gross profit in the future. First, IMTT has achieved substantial increases in storage rates at its Bayonne and Louisiana facilities over the past few years. Based on the current level of demand for bulk liquid storage in New York Harbor and the lower Mississippi River, we anticipate that IMTT will achieve annual increases in average storage rates in excess of inflation at least through 2010. Second, IMTT has invested in significant growth capital expenditures over the past year that we expect should contribute to terminal gross profit after 2009.

The shareholders’ agreement between us, IMTT Holdings and its other shareholders specifies a default distribution policy for IMTT. Although the default under the shareholders’ agreement is to distribute excess cash, shareholders have indicated that they are prepared to reinvest excess cash generated during 2010 in new growth opportunities rather than pay distributions.

Our interest in IMTT Holdings, from the date of closing our acquisition, May 1, 2006, is reflected in our equity in earnings and amortization charges of investee line in our consolidated statements of operations. Cash distributions received by us in excess of our equity in IMTT’s earnings and amortization charges are reflected in our consolidated statements of cash flows from investing activities under return on investment in unconsolidated business.

The Gas Company

The Gas Company is Hawaii’s only government franchised full-service gas company, manufacturing and distributing gas products and services in Hawaii. The market includes Hawaii’s approximately 1.3 million residents and approximately 6.5 million visitors in 2009. The Gas Company manufactures synthetic natural gas, or SNG, for its utility customers on Oahu, and distributes Liquefied Petroleum Gas, or LPG, to utility and non-utility customers throughout the state’s six primary islands.

The Gas Company has two primary businesses: utility (or regulated) and non-utility (or unregulated).

•	The utility business serves approximately 35,500 customers through localized distribution systems located on the islands of Oahu, Hawaii, Maui, Kauai, Molokai and Lanai (listed by size of market with Oahu being the largest). The utility business includes the manufacture, distribution and sale of SNG on the island of Oahu and distribution and sale of LPG. Utility revenue consists principally of sales of SNG and LPG. The operating costs for the utility business include the cost of locally purchased feedstock, the cost of manufacturing SNG from the feedstock, LPG purchase costs and the cost of distributing SNG and LPG to customers. Utility sales comprised approximately 45% of The Gas Company’s total contribution margin in 2009.

Energy-Related Businesses: The Gas Company – (continued)

•	The non-utility business sells and distributes LPG to approximately 33,000 customers. Trucks deliver LPG to individual tanks located on customer sites on Oahu, Hawaii, Maui, Kauai, Molokai and Lanai. Non-utility revenue is generated primarily from the sale of LPG delivered to customers. The operating costs for the non-utility business include the cost of purchased LPG and the cost of distributing the LPG to customers. Non-utility sales comprised approximately 55% of The Gas Company’s total contribution margin in 2009.

SNG and LPG have a wide number of commercial and residential applications, including water heating, drying, cooking, emergency power generation and tiki torches. LPG is also used as a fuel for specialty vehicles such as forklifts. Gas customers include residential customers and a wide variety of commercial, hospitality, military, public sector and wholesale customers.

Revenue is primarily a function of the volume of SNG and LPG consumed by customers and the price per thermal unit or gallon charged to customers. Because both SNG and LPG are derived from crude oil, revenue levels, without volume changes, will generally track global oil prices. Utility revenue includes fuel adjustment charges through which the changes in feedstock costs are passed through to customers. Evaluating the performance of this business based on contribution margin removes the volatility associated with fluctuations in the price of feedstock.

Prices charged by The Gas Company to its customers for the utility gas business are based on HPUC-utility rates that allow the business the opportunity to recover its costs of providing utility gas service, including operating expenses and taxes, and capital investments through recovery of depreciation and a return on the capital invested. The Gas Company’s rate structure generally allows it to maintain a relatively consistent dollar-based margin per thermal unit by passing increases or decreases in fuel costs through to customers via fuel adjustment charges without filing a general rate case.

The rates that are charged to non-utility customers are based on the cost of LPG plus delivery costs, and on the cost of alternative fuels and competitive factors.

The Gas Company incurs expenses in operating and maintaining its facilities and distribution network, comprising a SNG plant, a 22-mile transmission line, 900 miles of distribution and service pipelines, several tank storage facilities and a fleet of vehicles. These costs are generally fixed in nature. Other operating expenses incurred, such as for LPG, feedstock for the SNG plant and revenue-based taxes, generally fluctuate with the volume of product sold. In addition, the business incurs general and administrative expenses at its executive office that include expenses for senior management, accounting, information technology, human resources, environmental compliance, regulatory compliance, employee benefits, rents, utilities, insurance and other normal business costs.

District Energy

District Energy consists of Thermal Chicago and Northwind Aladdin, which are 50.01% and 37.51% indirectly owned by us. Thermal Chicago sells chilled water under long-term contracts to approximately 100 customers in downtown Chicago and one customer outside of the downtown area. Under the long-term contracts, Thermal Chicago receives both capacity and consumption payments. Capacity payments (cooling capacity revenue) are received regardless of the volume of chilled water used by a customer and these payments generally increase in line with inflation.

Consumption payments (cooling consumption revenue) are per unit charges for the volume of chilled water used. Such payments are higher in the second and third quarters of each year when the demand for building cooling is at its highest. Consumption payments also fluctuate moderately from year to year depending on weather conditions. By contract, consumption payments generally increase in line with a number of indices that reflect the cost of electricity, labor and other input costs relevant to the operations of Thermal Chicago. The weighting of the individual indices broadly reflects the composition of Thermal Chicago’s direct expenses.

Energy-Related Businesses: District Energy – (continued)

Thermal Chicago’s principal direct expense is electricity. Other direct expenses are labor, operations and maintenance and depreciation and accretion. Electricity usage fluctuates in line with the volume of chilled water produced. Thermal Chicago focuses on minimizing the cost of electricity consumed per unit of chilled water produced by operating its plants to maximize efficient use of electricity. Other direct expenses are largely fixed regardless of the volumes of chilled water produced.

Thermal Chicago has entered into a contract with a retail energy supplier to provide the majority of the business’ electricity in 2010 at a fixed price. Electricity for one of the plants is purchased by the landlord/customer and the cost is passed through to the business. Based on Thermal Chicago’s retail contract, its 2010 electricity costs will increase by approximately 10% over 2009 and the business will pass the increase through to its customers. The business will need to enter into supply contracts for 2011 and subsequent years and prices will fluctuate based on underlying power costs.

Northwind Aladdin services customers (a hotel/casino complex and a shopping mall) in Las Vegas, Nevada. Under its customer contracts, Northwind Aladdin receives monthly fixed payments totaling approximately $6.4 million per annum through March 2016 and monthly fixed payments totaling approximately $3.0 million per year thereafter through February 2020.

Aviation-Related Business

Atlantic Aviation

The performance of Atlantic Aviation depends upon the level of general aviation activity, and jet fuel consumption, for the largest portion of its gross profit. General aviation activity is in turn a function of economic activity and demographic trends in the regions serviced by the airport at which the business operates and the general level of economic activity in the United States. A number of these airports are located near key business centers such as New York, New York; Chicago, Illinois and Philadelphia, Pennsylvania as well as recreational destinations such as Aspen, Colorado and Sun Valley, Idaho.

Fuel gross profit is a function of the volume (gallons) sold and the average dollar margin per gallon. The average price per gallon is based on our cost of fuel plus, where applicable, fees and taxes paid to airports or other local authorities (cost of revenue — fuel), plus Atlantic Aviation’s margin. Dollar-based margins per gallon have been relatively insensitive to the wholesale price of fuel with both increases and decreases in the wholesale price of fuel generally passed through to customers, subject to the level of price competition that exists at the various FBOs. The average dollar-based margin varies based on business considerations and customer mix. Base tenants generally benefit from price discounts based on a higher utilization of Atlantic Aviation’s networks. Transient customers typically pay a higher price.

Atlantic Aviation also earns revenue from activities other than fuel sales (non-fuel revenue). For example, Atlantic Aviation earns revenue from refueling some general aviation customers on a “pass-through basis,” where it acts as a fueling agent for fuel suppliers. Atlantic Aviation receives a fee for this service, generally calculated on a per gallon basis. In addition, the business earns revenue from aircraft parking and hangar rental fees and by providing general aviation customers with other services, such as de-icing. At some sites where Atlantic Aviation operates an FBO business, Atlantic Aviation also earns revenue from refueling and de-icing some commercial airlines on a fee for service basis.

Expenses associated with non-fuel revenue (cost of revenue — non-fuel) include de-icing fluid costs and payments to airport authorities which vary from site to site. Cost of revenue — non-fuel is directly related to the volume of services provided and therefore generally increases in line with non-fuel revenue in dollar terms.

Atlantic Aviation incurs expenses in operating and maintaining each FBO. Operating expenses include rent and insurance, which are generally fixed in nature and other expenses, such as salaries, that generally increase with the level of activity. In addition, Atlantic Aviation incurs general and administrative expenses at the head office that include senior management expenses as well as accounting, information technology, human resources, environmental compliance and other corporate costs.

Results of Operations

Consolidated

Key Factors Affecting Operating Results

•	strong performance in our energy-related businesses reflecting:
•	increases in average storage rates and storage capacity at IMTT;
•	interim rate case increase in the utility sector and new business processes which improved our ability to acquire and price our non-utility LPG at the non-utility sector at The Gas Company; and
•	an increase in contracted capacity as new customers began service at District Energy.
•	operating results from Atlantic Aviation reflecting:
•	a year on year decline in fuel volumes;
•	an increase in interest expense due to payments of interest rate swap breakage fees as a result of the debt amendment and the early repayment of the outstanding term loan debt; partially offset by
•	cost reductions.

Our consolidated results of operations are as follows ($ in thousands):

	Year Ended December 31			Change (From 2008 to 2009) Favorable/(Unfavorable)		Change (From 2007 to 2008) Favorable/(Unfavorable)
	2009	2008(1)	2007(1)	$	%	$	%
	($ In Thousands)
Revenue
Revenue from product sales	$394,200	$586,054	$445,852	(191,854)	(32.7)	140,202	31.4
Revenue from product sales — utility	95,769	121,770	95,770	(26,001)	(21.4)	26,000	27.1
Service revenue	215,349	264,851	207,680	(49,502)	(18.7)	57,171	27.5
Financing and equipment lease income	4,758	4,686	4,912	72	1.5	(226)	(4.6)
Total revenue	710,076	977,361	754,214	(267,285)	(27.3)	223,147	29.6
Costs and expenses
Cost of product sales	231,139	406,997	302,283	175,858	43.2	(104,714)	(34.6)
Cost of product sales – utility	71,252	103,216	64,371	31,964	31.0	(38,845)	(60.3)
Cost of services	46,317	63,850	53,387	17,533	27.5	(10,463)	(19.6)
Gross profit	361,368	403,298	334,173	(41,930)	(10.4)	69,125	20.7
Selling, general and administrative	214,865	231,273	185,370	16,408	7.1	(45,903)	(24.8)
Fees to manager – related party	4,846	12,568	65,639	7,722	61.4	53,071	80.9
Goodwill impairment	71,200	52,000	—	(19,200)	(36.9)	(52,000)	NM
Depreciation	36,813	40,140	20,502	3,327	8.3	(19,638)	(95.8)
Amortization of intangibles	60,892	61,874	32,356	982	1.6	(29,518)	(91.2)
Total operating expenses	388,616	397,855	303,867	9,239	2.3	(93,988)	(30.9)
Operating (loss) income	(27,248)	5,443	30,306	(32,691)	NM	(24,863)	(82.0)
Other income (expense)
Interest income	119	1,090	5,705	(971)	(89.1)	(4,615)	(80.9)
Interest expense	(91,154)	(88,652)	(65,356)	(2,502)	(2.8)	(23,296)	(35.6)
Loss on extinguishment of debt	—	—	(27,512)	—	NM	27,512	NM
Equity in earnings (losses) and amortization charges of investees	22,561	1,324	(32)	21,237	NM	1,356	NM
Loss on derivative instruments	(29,540)	(2,843)	(1,362)	(26,697)	NM	(1,481)	(108.7)
Other income (expense), net	760	(19)	(1,088)	779	NM	1,069	98.3
Net loss from continuing operations before noncontrolling interests	(124,502)	(83,657)	(59,339)	(40,845)	(48.8)	(24,318)	(41.0)
Benefit for income taxes	15,818	14,061	16,764	1,757	12.5	(2,703)	(16.1)
Net loss from continuing operations before noncontrolling interests	(108,684)	(69,596)	(42,575)	(39,088)	(56.2)	(27,021)	(63.5)
Net income attributable to noncontrolling interests	486	585	554	99	16.9	(31)	(5.6)
Net loss from continuing operations	$(109,170)	$(70,181)	$(43,129)	(38,989)	(55.6)	(27,052)	(62.7)
Discontinued operations
Net loss from discontinued operations before income taxes and noncontrolling interests	(23,647)	(180,104)	(9,679)	156,457	86.9	(170,425)	NM
Benefit (provision) for income taxes	1,787	70,059	(281)	(68,272)	(97.4)	70,340	NM
Net loss from discontinued operations before noncontrolling interests	(21,860)	(110,045)	(9,960)	88,185	80.1	(100,085)	NM
Net loss attributable to noncontrolling interests	(1,863)	(1,753)	(1,035)	110	6.3	718	69.3
Net loss from discontinued operations	$(19,997)	$(108,292)	$(8,925)	88,295	81.5	(99,367)	NM
Net loss	$(129,167)	$(178,473)	$(52,054)	49,306	27.6	(126,419)	NM

NM — Not meaningful

(1)	Reclassified to conform to current period presentation.

Results of Operations: Consolidated – (continued)

Gross Profit

The decrease in our consolidated gross profit in 2009 was due to a decline in fuel volumes at Atlantic Aviation, partially offset by improved results at our consolidated energy-related businesses. The increase in our consolidated gross profit in 2008 was primarily due to acquisitions made by Atlantic Aviation in 2007 and the first quarter of 2008, partially offset by a decline in performance at existing locations.

Selling, General and Administrative Expenses

The decrease in our selling, general and administrative expenses in 2009 was primarily a result of cost reduction efforts at Atlantic Aviation, partially offset by higher costs at the holding company mainly attributable to the sale of the non-controlling stake in District Energy and increased incentive compensation, pension expense and professional services at our consolidated energy-related businesses. The increase in selling, general and administrative expenses in 2008 was primarily a result of acquisitions made by Atlantic Aviation in 2007 and 2008.

Fees to Manager

Base fees to our Manager decreased in 2009 due to our lower market capitalization. Our Manager elected to reinvest the second, third and fourth quarter of 2009 base management fees in additional LLC interests. LLC interests for the second and third quarters of 2009 were issued to our Manager during the second half of 2009. LLC interests for the fourth quarter of 2009 will be issued to our Manager during the first quarter of 2010.

The fees payable to our Manager in 2008 were lower primarily due to performance fees of $44.0 million in 2007 that did not recur in 2008. Our Manager elected to reinvest these performance fees in additional LLC interests. Base fees paid to our Manager in 2008 also decreased due to our lower market capitalization.

Goodwill Impairment

Goodwill is considered impaired when the carrying amount of a reporting unit’s goodwill exceeds its implied fair value. Based on the testing performed, we recognized goodwill impairment charges at Atlantic Aviation in the first six months of 2009 and the fourth quarter of 2008.

Depreciation

Depreciation includes non-cash asset impairment charges of $7.5 million and $13.8 million recorded in 2009 and 2008, respectively, at Atlantic Aviation. Excluding these impairment charges, depreciation expense increased each year as a result of capital expenditures by our businesses resulting in higher asset balances.

Amortization of Intangibles

Amortization of intangibles expense includes non-cash asset impairment charges of $23.3 million, $21.7 million and $1.3 million recorded by Atlantic Aviation in 2009, 2008 and 2007, respectively. Excluding these impairment charges, amortization of intangibles expense increased in 2008 due to acquisitions made by Atlantic Aviation in 2007 and 2008. Amortization of intangibles expense for 2009 decreased due to the impairments previously discussed reducing the balance of intangible assets being amortized.

Interest Expense

Interest expense at Atlantic Aviation increased in 2009 primarily due to payments of interest rate swap breakage fees. This business expects to pay further interest rate swap breakage fees as it continues to pay down its term loan debt. This increase was partially offset by the favorable LIBOR movements on unhedged debt during the year, primarily from the MIC Inc. revolving credit facility, which was repaid in December 2009. The increase in interest expense in 2008 was due to a higher average level of debt outstanding, resulting from additional debt drawn to fund acquisitions and refinancings in the second half of 2007.

Results of Operations: Consolidated – (continued)

Loss on Extinguishment of Debt

We recognized a loss on extinguishment of debt of $27.5 million in 2007, related to refinancings at Atlantic Aviation and District Energy. This loss included a $14.7 million make-whole payment for District Energy. The remainder was a non-cash write-off of previously deferred financing costs.

Equity in Earnings (Losses) and Amortization Charges of Investees

Our equity in the earnings of IMTT increased in 2009 due to higher operating results of the business for that period, together with our share of the non-cash derivative gains of $15.3 million compared with our share of non-cash derivative losses of $23.1 million in 2008.

Loss on Derivative Instruments

We discontinued hedge accounting at Atlantic Aviation as of February 25, 2009 and April 1, 2009 for our other businesses. In addition, in the first quarter of 2009, The Gas Company, District Energy and Atlantic Aviation each entered into LIBOR-based basis swaps. These basis swaps have lowered the effective cash interest rate on these businesses’ debt through March 2010.

For the year ended December 31, 2009, loss on derivative instruments represents the change in fair value of interest rate swaps from the dates that hedge accounting was discontinued. In addition, loss on derivative instruments includes the reclassification of amounts from accumulated other comprehensive loss into earnings, as Atlantic Aviation pays down its debt more quickly than anticipated.

Income Taxes

For the 2007 and 2008 years, we reported a consolidated net loss before income taxes, for which we recorded a deferred tax benefit, net of certain state net operating losses and a portion of our impairment attributable to non-deductible goodwill.

For 2009, we expect to have consolidated current federal taxable income of approximately $16.7 million, which will be offset by a portion of our consolidated federal net operating loss (NOL) carryforward. Our federal taxable income includes a taxable gain from the sale of the non-controlling interest of District Energy. We expect to pay a $334,000 federal Alternative Minimum Tax for 2009.

We include dividends received from IMTT in our consolidated income tax return. Of the $7.0 million in distributions we received from that business in 2009, we expect that all of those distributions will be treated as a return of capital for income tax purposes, and not included in current taxable income.

Due to our NOL carryforwards, we do not expect to have regular taxable income or pay regular federal income tax payments through at least 2012. The cash state and local taxes paid by our businesses is discussed below in the sections entitled Income Taxes for each of our individual businesses.

As discussed in Note 18, “Income Taxes” in our consolidated financial statements, in Part II, Item 8 of this Form 10-K, we now evaluate the need for a valuation allowance against our deferred tax assets without taking into consideration the deferred tax liabilities of District Energy. We have concluded that the scheduled reversal of deferred tax liabilities will more likely than not result in the realization of all our federal deferred tax assets, except for approximately $15.3 million. Accordingly, we have provided a valuation allowance against our deferred tax assets for this amount. Of this valuation allowance, $5.9 million is recorded on the books of PCAA, which is reported in our discontinued operations.

In calculating our consolidated state income tax provision, we have provided a valuation allowance for certain state income tax net operating loss carryforwards, the utilization of which is not assured beyond a reasonable doubt. In addition, we expect to incur certain expenses that will not be deductible in determining state taxable income. Accordingly, these expenses have also been excluded in determining our state income tax expense.

Further, approximately $53.4 million of the write-down of intangibles is attributable to goodwill and is a permanent book-tax difference, for which no tax benefit has been recognized.

Results of Operations: Consolidated – (continued)

Discontinued Operations

On January 28, 2010, we agreed to sell the assets of PCAA through a bankruptcy process, which we expect to complete in the first half of 2010. This results of this business have been reported as a discontinued operation and prior comparable periods have been re-stated to conform to the current period presentation. See Note 4, “Discontinued Operations”, in our consolidated financial statements in Part II, Item 8 of this Form 10-K for financial information and further discussions.

Corporate allocation and other intercompany fees charged to PCAA have been reported in earnings from discontinued operations in our consolidated continuing results of operations.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow

In accordance with GAAP, we have disclosed EBITDA excluding non-cash items for our Company and each of our operating segments in Note 16, “Reportable Segments”, in our consolidated financial statements, as a key performance metric relied on by management in evaluating our performance. EBITDA excluding non-cash items is defined as earnings before interest, taxes, depreciation and amortization and non-cash items, which includes impairments, derivative gains and losses and adjustments for other non-cash items reflected in the statements of operations. We believe EBITDA excluding non-cash items provides additional insight into the performance of our operating businesses relative to each other and similar businesses without regard to their capital structure, and their ability to service or reduce debt, fund capital expenditures and/or support distributions to the holding company.

Effective this reporting period, we are also disclosing Free Cash Flow, as defined by us, as a means of assessing the amount of cash generated by our businesses and supplementing other information provided in accordance with GAAP. We believe that reporting Free Cash Flow will provide our investors with additional insight into our future ability to deploy cash, as GAAP metrics such as net income and cash from operating activities do not reflect all of the items that our management considers in estimating the amount of cash generated by our operating entities. In this Annual Report on Form 10-K, we have disclosed Free Cash Flow for our consolidated results and for each of our operating segments.

We define Free Cash Flow as cash from operating activities, less maintenance capital expenditures and changes in working capital. Working capital movements are excluded on the basis that these are largely timing differences in payables and receivables, and are therefore not reflective of our ability to generate cash.

We note that Free Cash Flow does not fully reflect our ability to freely deploy generated cash, as it does not reflect required payments to be made on our indebtedness, pay dividends and other fixed obligations or the other cash items excluded when calculating Free Cash Flow. We also note that Free Cash Flow may be calculated in a different manner by other companies, which limits its usefulness as a comparative measure. Therefore, our Free Cash Flow should be used as a supplemental measure and not in lieu of our financial results reported under GAAP.

In 2008 and 2007, we disclosed EBITDA only. The following tables, reflecting results of operations for the consolidated group and for our businesses for the years ended December 31, 2008 and 2007, have been conformed to current periods’ presentation reflecting EBITDA excluding non-cash items and Free Cash Flow.

Results of Operations: Consolidated – (continued)

A reconciliation of net loss from continuing operations to free cash flow from continuing operations, on a consolidated basis, is provided below:

	Year Ended December 31,			Change (From 2008 to 2009) Favorable/(Unfavorable)		Change (From 2007 to 2008) Favorable/(Unfavorable)
	2009	2008	2007	$	%	$	%
	($ In Thousands) (Unaudited)
Net loss from continuing operations	$(109,170)	$(70,181)	$(43,129)
Interest expense, net	91,035	87,562	59,651
Benefit for income taxes	(15,818)	(14,061)	(16,764)
Depreciation (1)	36,813	40,140	20,502
Depreciation - cost of services (1)	6,086	5,813	5,792
Amortization of intangibles (2)	60,892	61,874	32,356
Goodwill impairment	71,200	52,000	—
Non-cash loss on extinguishment of debt	—	—	12,817
Loss on derivative instruments	29,540	2,843	1,362
Equity in (earnings) losses and amortization charges of investees(3)	(15,561)	—	32
Base management and performance fees settled/to be settled in LLC interests	4,384	—	43,962
Other non-cash expense	2,784	4,883	7,858
EBITDA excluding non-cash items from continuing operations	$162,185	$170,873	$124,439	(8,688)	(5.1)	46,434	37.3
EBITDA excluding non-cash items from continuing operations	$162,185	$170,873	$124,439
Interest expense, net	(91,035)	(87,562)	(59,651)
Amounts relating to foreign currency contracts	—	—	(4,055)
Amortization of debt financing costs	5,121	4,762	4,429
Make-whole payment on debt financing	—	—	14,695
Equipment lease receivables, net	2,610	2,372	2,531
Benefit for income taxes, net of changes in deferred taxes	(2,105)	(1,976)	(5,772)
Changes in working capital	6,200	7,110	16,883
Cash provided by operating activities from continuing operations	82,976	95,579	93,499
Changes in working capital	(6,200)	(7,110)	(16,883)
Maintenance capital expenditures	(9,453)	(14,846)	(14,834)
Free cash flow from continuing operations	$67,323	$73,623	$61,782	(6,300)	(8.6)	11,841	19.2

(1)	Depreciation - cost of services includes depreciation expense for District Energy which is reported in cost of services in our consolidated statements of operations. Depreciation and Depreciation - cost of services do not include step-up depreciation expense of $6.9 million for each year in connection with our investment in IMTT, which is reported in equity in earnings (losses) and amortization charges of investees in our consolidated statements of operations.
(2)	Amortization of intangibles does not include step-up amortization expense of $1.1 million for each year related to intangible assets in connection with our investment in IMTT, which is reported in equity in earnings (losses) and amortization charges of investees in our consolidated statements of operations.
(3)	Equity in (earnings) losses and amortization charges of investees in the above table includes our 50% share of IMTT's earnings offset by distributions we received only up to our share of the earnings recorded.

Energy-Related Businesses

IMTT

We account for our 50% interest in this business under the equity method. We recognized income of $22.6 million in our consolidated results for 2009. This includes our 50% share of IMTT’s net income, equal to $27.3 million for the period, offset by $4.7 million of additional depreciation and amortization expense (net of taxes). For the year ended December 31, 2008, we recognized income of $1.3 million in our consolidated results. This included our 50% share of IMTT’s net income, equal to $6.0 million for the period, offset by $4.7 million of additional depreciation and amortization expense (net of taxes).

Distributions from IMTT, to the degree classified as taxable dividends and not a return of capital for income tax purposes, qualify for the federal dividends received deduction. Therefore, 80% of any dividend is excluded in calculating our consolidated federal taxable income. Any distributions classified as a return of capital for income tax purposes will reduce our tax basis in IMTT. IMTT’s cash from operating activities for 2009 has been retained to fund IMTT’s growth capital expenditures and is expected to contribute significantly to IMTT’s future gross profit. See — “Liquidity and Capital Resources” for further discussion.

To enable meaningful analysis of IMTT’s performance across periods, IMTT’s overall performance is discussed below, rather than IMTT’s contribution to our consolidated results.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Key Factors Affecting Operating Results

•	terminal revenue and terminal gross profit increased principally due to:
•	increases in average tank rental rates and volume of storage under contract; and
•	increases in revenue from the provision of storage and other services with the full year of operations at IMTT’s Geismar storage facility.
•	lower environmental response gross profit due to reduced spill activity in 2009.

Energy-Related Businesses: IMTT – (continued)

	Year Ended December 31,
	2009	2008	Change Favorable/(Unfavorable)		2008	2007	Change Favorable/(Unfavorable)
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Revenue
Terminal revenue	330,380	306,103	24,277	7.9	306,103	250,733	55,370	22.1
Environmental response revenue	15,795	46,480	(30,685)	(66.0)	46,480	24,464	22,016	90.0
Total revenue	346,175	352,583	(6,408)	(1.8)	352,583	275,197	77,386	28.1
Costs and expenses
Terminal operating costs	156,552	155,000	(1,552)	(1.0)	155,000	135,726	(19,274)	(14.2)
Environmental response operating costs	14,792	34,658	19,866	57.3	34,658	19,339	(15,319)	(79.2)
Total operating costs	171,344	189,658	18,314	9.7	189,658	155,065	(34,593)	(22.3)
Terminal gross profit	173,828	151,103	22,725	15.0	151,103	115,007	36,096	31.4
Environmental response gross profit	1,003	11,822	(10,819)	(91.5)	11,822	5,125	6,697	130.7
Gross profit	174,831	162,925	11,906	7.3	162,925	120,132	42,793	35.6
General and administrative expenses	27,437	30,076	2,639	8.8	30,076	24,435	(5,641)	(23.1)
Depreciation and amortization	55,998	44,615	(11,383)	(25.5)	44,615	36,025	(8,590)	(23.8)
Operating income	91,396	88,234	3,162	3.6	88,234	59,672	28,562	47.9
Interest expense, net	(29,510)	(23,540)	(5,970)	(25.4)	(23,540)	(14,349)	(9,191)	(64.1)
Loss on extinguishment of debt	—	—	—	NM	—	(12,337)	12,337	NM
Other income	522	2,141	(1,619)	(75.6)	2,141	4,595	(2,454)	(53.4)
Unrealized gains (losses) on derivative instruments	30,686	(46,277)	76,963	166.3	(46,277)	(21,022)	(25,255)	(120.1)
Provision for income taxes	(38,842)	(9,452)	(29,390)	NM	(9,452)	(7,076)	(2,376)	(33.6)
Noncontrolling interest	332	1,003	(671)	(66.9)	1,003	143	860	NM
Net income	54,584	12,109	42,475	NM	12,109	9,626	2,483	25.8
Reconciliation of net income to EBITDA excluding non-cash items:
Net income	54,584	12,109			12,109	9,626
Interest expense, net	29,510	23,540			23,540	14,349
Provision for income taxes	38,842	9,452			9,452	7,076
Depreciation and amortization	55,998	44,615			44,615	36,025
Unrealized (gains) losses on derivative instruments	(30,686)	46,277			46,277	21,022
Other non-cash (income) expenses	(590)	601			601	860
EBITDA excluding non-cash items	147,658	136,594	11,064	8.1	136,594	88,958	47,636	53.5
EBITDA excluding non-cash items	147,658	136,594			136,594	88,958
Interest expense, net	(29,510)	(23,540)			(23,540)	(14,349)
Amortization of debt financing costs	543	473			473	—
Make-whole payment on debt financing	—	—			—	12,337
Provision for income taxes, net of changes in deferred taxes	(1,593)	(4,053)			(4,053)	(1,434)
Changes in working capital	16,284	(15,387)			(15,387)	5,919
Cash provided by operating activities	133,382	94,087			94,087	91,431
Changes in working capital	(16,284)	15,387			15,387	(5,919)
Maintenance capital expenditures	(39,977)	(42,690)			(42,690)	(32,746)
Free cash flow	77,121	66,784	10,337	15.5	66,784	52,766	14,018	26.6

NM — Not meaningful

Energy-Related Businesses: IMTT – (continued)

Revenue and Gross Profit

The increase in terminal revenue primarily reflects growth in storage and other services revenues, partially offset by declines in throughput and heating revenues. Storage revenue grew primarily as average rental rates increased by 9.7% during the year. The increase in storage revenue also reflected an increase in storage capacity mainly attributable to certain expansion projects at IMTT’s Louisiana facilities. Demand for bulk liquid storage generally remains strong.

Gross profit increased primarily due to an increase in storage revenues and $15.2 million of additional revenue as a result of a full year of storage and related logistics services at IMTT’s Geismar terminal, which was partially offset by a customer reimbursement for capital projects completed at Bayonne in 2008 which did not recur. Throughput and heating revenues declined reflecting lower activity levels at IMTT’s facilities and lower heating costs due to the decline in fuel prices passed through to customers. Storage capacity utilization, defined as storage capacity rented divided by total capacity available, remained relatively constant at 94% during 2009 and 2008.

The terminal operating costs increased primarily as a result of increased health insurance claims, pension costs, salaries and wages, pipeline related work and a full year of operations at Geismar, partially offset by a $2.0 million excise tax settlement in the first half of 2008 that did not recur in 2009.

Gross profit from environmental services decreased from 2008 to 2009 primarily due to higher spill response activity in 2008 relating to IMTT’s central role in response activities following the July 23, 2008 fuel oil spill on the Mississippi River near New Orleans.

General and Administrative Expenses

Lower general and administrative costs during 2009 resulted primarily from the recovery of receivables that had been fully provisioned for in prior periods and reserves under bad debt expense in 2008 that did not recur in 2009.

Depreciation and Amortization

Depreciation and amortization expense increased as IMTT completed several major expansion projects, resulting in higher asset balances.

Interest Expense, Net

Interest costs during 2009 increased primarily due to higher borrowings incurred to fund growth capital expenditures along with the discontinuation of the capitalization of construction period interest upon the commencement of operations at Geismar, partially offset by a decrease in interest rates on unhedged debt balances.

Income Taxes

For the year ended December 31, 2009, IMTT expects to generate a loss for federal income tax purposes that can be carried forward and utilized to reduce current taxable income in 2010.

The business files separate state income tax returns in five states. For the year ended December 31, 2009, the business expects to pay state income taxes of approximately $1.5 million.

A significant difference between the IMTT’s book and federal taxable income relates to depreciation of fixed assets. For book purposes, fixed assets are depreciated primarily over 15 to 30 years using the straight-line method of depreciation. For federal income tax purposes, fixed assets are depreciated primarily over 5 to 15 years using accelerated methods. In addition, a significant portion of the fixed assets placed in service in 2009 qualify for the 50% federal bonus depreciation. Most of the states in which the business operates allow the use of the federal depreciation calculation methods. Louisiana is the only state where the business operates that allows the bonus depreciation deduction.

Energy-Related Businesses: IMTT – (continued)

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Key Factors Affecting Operating Results

•	terminal revenue and terminal gross profit increased principally due to:
•	increases in average tank rental rates;
•	increases in storage capacity rented to customers; and
•	increases in revenue from the provision of other services due to the commencement of operations of a new storage facility at Geismar.
•	revenue and gross profit from environmental response services increased principally due to spill response work and other activities related to a July 2008 fuel oil spill on the Mississippi River.

Revenue and Gross Profit

The increase in terminal revenue reflects growth in all major service segments. Storage revenue grew as the average rental rates charged to customers increased by 14.8% during 2008. The increase in storage revenue also reflected a 5.3% increase in storage capacity rented to customers for 2008, as the business completed certain expansion projects and reported contributions from a facility acquired in November 2007. In addition, the commencement of storage and related logistics services for our principal customer at the new Geismar terminal contributed $12.2 million to terminal revenue in 2008.

Storage capacity utilization, defined as storage capacity rented divided by total capacity available, remained relatively constant at 94% during 2008 and 2007.

Increases in terminal revenue were offset by higher operating costs relating to the commencement of operations at Geismar, the increase in storage capacity and throughput associated with the expansion of existing facilities, the acquisition of a new facility at Joliet in November 2007 and IMTT’s extensive tank inspection and repair program being undertaken in Louisiana. Also operating costs in 2008 were increased by a $2.0 million excise tax settlement related to IMTT’s handling of alcohol during 2005 and a $1.0 million accrual for a potential air emission fee at Bayonne. Please see “Legal Proceedings” in Part I, Item 3 for discussion on the air emission fee.

Revenue and gross profit from environmental response services increased substantially during 2008 due to the central role played by Oil Mop in the response activities following the July 2008 fuel oil spill on the Mississippi River near New Orleans. Oil Mop generated $27.3 million in revenue from spill response work and ancillary services in 2008.

General and Administrative Expenses

Increased general and administrative costs during 2008 resulted from a bad debt reserve for customers under bankruptcy protection and increased overhead costs due to the significant increase in environmental response activity.

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

Energy-Related Businesses: IMTT – (continued)

Other Income

Other income for 2008 declined primarily due to gains from insurance settlements in 2007, which did not recur in 2008.

The Gas Company

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Key Factors Affecting Operating Results

•	increased utility contribution margin due to an interim rate increase implemented from June 11, 2009;
•	increased non-utility contribution margin resulting from new business processes that improved the business’ ability to acquire and price the non-utility LPG; partially offset by
•	a marginal reduction in volumes.

Energy-Related Businesses: The Gas Company – (continued)

	Year Ended December 31,
	2009	2008	Change Favorable/(Unfavorable)		2008	2007	Change Favorable/(Unfavorable)
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Contribution margin
Revenue – utility	95,769	121,770	(26,001)	(21.4)	121,770	95,770	26,000	27.1
Cost of revenue – utility	60,227	91,978	31,751	34.5	91,978	64,371	(27,607)	(42.9)
Contribution margin – utility	35,542	29,792	5,750	19.3	29,792	31,399	(1,607)	(5.1)
Revenue – non-utility	79,597	91,244	(11,647)	(12.8)	91,244	74,602	16,642	22.3
Cost of revenue – non-utility	36,580	55,504	18,924	34.1	55,504	44,908	(10,596)	(23.6)
Contribution margin – non-utility	43,017	35,740	7,277	20.4	35,740	29,694	6,046	20.4
Total contribution margin	78,559	65,532	13,027	19.9	65,532	61,093	4,439	7.3
Production	5,467	5,717	250	4.4	5,717	4,913	(804)	(16.4)
Transmission and distribution	15,264	14,912	(352)	(2.4)	14,912	15,350	438	2.9
Gross profit	57,828	44,903	12,925	28.8	44,903	40,830	4,073	10.0
Selling, general and administrative expenses	21,802	18,374	(3,428)	(18.7)	18,374	16,350	(2,024)	(12.4)
Depreciation and amortization	6,829	6,739	(90)	(1.3)	6,739	6,737	(2)	NM
Operating income	29,197	19,790	9,407	47.5	19,790	17,743	2,047	11.5
Interest expense, net	(8,941)	(9,390)	449	4.8	(9,390)	(9,195)	(195)	(2.1)
Other (expense) income	(165)	148	(313)	NM	148	(162)	310	191.4
Unrealized losses on derivative instruments	(636)	(221)	(415)	(187.8)	(221)	(431)	210	48.7
Provision for income taxes(1)	(7,619)	(4,044)	(3,575)	(88.4)	(4,044)	(3,115)	(929)	(29.8)
Net income(2)	11,836	6,283	5,553	88.4	6,283	4,840	1,443	29.8
Reconciliation of net income to EBITDA excluding non-cash items:
Net income(2)	11,836	6,283			6,283	4,840
Interest expense, net	8,941	9,390			9,390	9,195
Provision for income taxes(1)	7,619	4,044			4,044	3,115
Depreciation and amortization	6,829	6,739			6,739	6,737
Unrealized losses on derivative instruments	636	221			221	431
Other non-cash expenses	1,771	1,180			1,180	1,290
EBITDA excluding non-cash items	37,632	27,857	9,775	35.1	27,857	25,608	2,249	8.8
EBITDA excluding non-cash items	37,632	27,857			27,857	25,608
Interest expense, net	(8,941)	(9,390)			(9,390)	(9,195)
Amortization of debt financing costs	478	478			478	478
Provision for income taxes, net of changes in deferred taxes	(4,936)	—			—	—
Changes in working capital	1,327	8,133			8,133	(886)
Cash provided by operating activities	25,560	27,078			27,078	16,005
Changes in working capital	(1,327)	(8,133)			(8,133)	886
Maintenance capital expenditures	(3,939)	(6,202)			(6,202)	(5,257)
Free cash flow	20,294	12,743	7,551	59.3	12,743	11,634	1,109	9.5

NM — Not meaningful

(1)	Income tax provision for 2007 has been calculated based on 2008 tax rate for comparability.
(2)	Corporate allocation expense, other intercompany fees and the federal tax effect have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Energy-Related Businesses: The Gas Company – (continued)

Although the presentation and analysis of contribution margin is a non-GAAP performance measure, management believes that it is meaningful to understanding the business’ performance under both a utility rate structure and a non-utility competitive pricing structure. Under a utility environment, feedstock costs are automatically passed through to utility customers, while non-utility pricing may be adjusted, subject to the competitive environment, to recover changes in raw material costs.

Contribution margin should not be considered an alternative to revenue, operating income, or net income, determined in accordance with U.S. GAAP. The business calculates contribution margin as revenue less direct costs of revenue other than production and transmission and distribution costs. Other companies may calculate contribution margin differently or may use different metrics and, therefore, the contribution margin presented for The Gas Company is not necessarily comparable with metrics of other companies.

Contribution Margin and Operating Income

Utility contribution margin was higher, primarily due to implementation of the interim rate increase from June 11, 2009, partially offset by volume declines related almost entirely to commercial customers, who are more exposed to the variability of the economic cycle. Sales volume in 2009 was approximately 3% lower than 2008.

Non-utility contribution margin was higher, primarily due to lower input costs, partially offset by a 0.6% volume decline from 2008. Local suppliers reduced their production of propane. To the extent that local suppliers are unable to supply The Gas Company with a sufficient amount of propane, the business believes it can supplement its supply from foreign sources. Foreign sourced propane is likely to cost more than locally produced propane, although a portion of any increased cost may be offset by improved efficiency in distribution.

Selling, general and administrative costs increased due to an approximate $930,000 increase in pension expense, higher incentive compensation based upon strong 2009 performance, and professional service costs primarily related to the implementation of a profit center structure in 2009.

Income Taxes

Income from The Gas Company is included in our consolidated federal income tax return, and its income is subject to Hawaii state income taxes. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business.

The business’ federal taxable income differs from book income primarily as a result of differences in the depreciation of fixed assets. Net book income before taxes includes depreciation based on asset values and lives that differ from those used in determining taxable income. For 2009, the business expects to have a current state income tax liability of approximately $863,000.

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

Energy-Related Businesses: The Gas Company – (continued)

Production costs increased primarily due to higher electricity, material and personnel costs. Transmission and distribution costs were lower due principally to lower costs related to the completion of the government required pipeline inspection, and lower adjustment to reserves for asset retirement costs, partially offset by higher personnel and rent costs. Selling, general and administrative costs were higher due to an increase in bad debt expense reserves, higher personnel costs, including overtime and fewer vacancies, higher employee benefit costs, including pension expense, and higher professional services costs.

Interest Expense, Net

Interest expense increased due to higher outstanding borrowings for utility capital expenditures during 2008.

District Energy

The financial results discussed below reflect 100% of District Energy’s full year performance.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Key Factors Affecting Operating Results

•	cooler average temperatures through the summer of 2009 compared with 2008, resulting in decreased cooling consumption revenue and decreased electricity costs due to lower ton-hour sales, partially offset by
•	increase in contracted capacity as new customers began service and annual inflation-linked increases in contract capacity rates.

Energy-Related Businesses: District Energy – (continued)

	Year Ended December 31,
	2009	2008	Change Favorable/(Unfavorable)		2008	2007	Change Favorable/(Unfavorable)
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Cooling capacity revenue	20,430	19,350	1,080	5.6	19,350	18,854	496	2.6
Cooling consumption revenue	20,236	20,894	(658)	(3.1)	20,894	22,876	(1,982)	(8.7)
Other revenue	3,137	3,115	22	0.7	3,115	2,864	251	8.8
Finance lease revenue	4,758	4,686	72	1.5	4,686	4,912	(226)	(4.6)
Total revenue	48,561	48,045	516	1.1	48,045	49,506	(1,461)	(3.0)
Direct expenses – electricity	13,356	13,842	486	3.5	13,842	15,424	1,582	10.3
Direct expenses – other(1)	18,647	17,809	(838)	(4.7)	17,809	17,696	(113)	(0.6)
Direct expenses – total	32,003	31,651	(352)	(1.1)	31,651	33,120	1,469	4.4
Gross profit	16,558	16,394	164	1.0	16,394	16,386	8	NM
Selling, general and administrative expenses	3,407	3,390	(17)	(0.5)	3,390	3,208	(182)	(5.7)
Amortization of intangibles	1,368	1,372	4	0.3	1,372	1,368	(4)	(0.3)
Operating income	11,783	11,632	151	1.3	11,632	11,810	(178)	(1.5)
Interest expense, net	(10,153)	(10,341)	188	1.8	(10,341)	(9,009)	(1,332)	(14.8)
Loss on extinguishment of debt	—	—	—	—	—	(17,708)	17,708	NM
Other income	1,235	201	1,034	NM	201	740	(539)	(72.8)
Unrealized (losses) gains on derivative instruments	(220)	26	(246)	NM	26	(28)	54	192.9
(Provision) benefit for income taxes	(773)	(242)	(531)	NM	(242)	5,490	(5,732)	(104.4)
Noncontrolling interest	(690)	(585)	(105)	(17.9)	(585)	(554)	(31)	(5.6)
Net income (loss)(2)	1,182	691	491	71.1	691	(9,259)	9,950	107.5
Reconciliation of net income (loss) to EBITDA excluding non-cash items:
Net income (loss)(2)	1,182	691			691	(9,259)
Interest expense, net	10,153	10,341			10,341	9,009
Provision (benefit) for income taxes	773	242			242	(5,490)
Depreciation(1)	6,086	5,813			5,813	5,792
Amortization of intangibles	1,368	1,372			1,372	1,368
Unrealized losses (gains) on derivative instruments	220	(26)			(26)	28
Non-cash loss on extinguishment of debt	—	—			—	3,013
Other non-cash expenses	1,009	2,654			2,654	1,086
EBITDA excluding non-cash items	20,791	21,087	(296)	(1.4)	21,087	5,547	15,540	NM
EBITDA excluding non-cash items	20,791	21,087			21,087	5,547
Interest expense, net	(10,153)	(10,341)			(10,341)	(9,009)
Make-whole payment on debt financing	—	—			—	14,695
Amortization of debt financing costs	681	682			682	309
Equipment lease receivable, net	2,610	2,372			2,372	2,531
Changes in working capital	519	3,966			3,966	12
Cash provided by operating activities	14,448	17,766			17,766	14,085
Changes in working capital	(519)	(3,966)			(3,966)	(12)
Maintenance capital expenditures	(1,001)	(989)			(989)	(949)
Free cash flow	12,928	12,811	117	0.9	12,811	13,124	(313)	(2.4)

NM — Not meaningful

(1)	Includes depreciation expense of $6.1 million, $5.8 million and $5.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.
(2)	Corporate allocation expense and the federal tax effect have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Energy-Related Businesses: District Energy – (continued)

Gross Profit

Gross profit increased primarily due to a net increase in contract capacity as six new customers began service and annual inflation-related increases of contract capacity rates in accordance with customer contract terms. This was partially offset by reduced cooling consumption revenue related to lower ton-hour sales resulting from cooler average temperatures through the summer of 2009 compared with 2008, and an adjustment for electricity costs passed through in 2008. A cooler summer in the Chicago area, compared with 2008, contributed to a significant decrease in chilled water demand.

Other Income

Other income increased due to payments received under agreements to review and manage the business’ energy demand during periods of peak demand in 2008 and 2009 and a one-time termination payment received from a customer.

Income Taxes

For the period preceding the sale of a 49.99% non-controlling interest in the business, the income from District Energy is included in our consolidated federal income tax return, and its income is subject to Illinois state income taxes. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business.

Subsequent to the sale of the 49.99% non-controlling interest, District Energy is expected to file a separate consolidated federal income tax return, and continue to file a combined Illinois state income tax return. The business is expected to have approximately $26.0 million in federal and state NOL carryforwards available to offset positive taxable income. The business does not expect to have positive taxable income in 2010 or 2011.

Due to differences in determining book and tax deductible depreciation and amortization, the business’ state taxable income is expected to exceed book income in 2009. However, as of December 31, 2009 the business had more than $20.0 million of state income tax net operating loss carryforwards that are expected to offset any state tax liability through 2011.

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

Gross Profit

Gross profit was relatively flat primarily due to annual inflation-related increases of contract capacity rates in accordance with customer contract terms offset by lower cooling consumption revenue and overall electricity costs due to lower ton-hour sales resulting from cooler than average temperatures in 2008 compared with 2007. Other revenue increased due to the business’ pass-through to customers of the higher cost of natural gas consumables, which is offset in other direct expenses.

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

Energy-Related Businesses: District Energy – (continued)

Loss on Extinguishment of Debt

Loss on extinguishment of debt comprised a $14.7 million make-whole payment and a $3.0 million deferred financing costs write-off associated with the refinance of the business’ senior notes in 2007, which did not recur in 2008.

Aviation-Related Business

Atlantic Aviation

The rapidly changing conditions affecting this business warrants a discussion of current and comparable prior period performance as well as a quarter on quarter sequential analysis in order to facilitate an understanding of the stabilization of the general aviation market in recent months and its effect on the business’ financial results.

The soft economic conditions caused a lower utilization of business jets by both corporations and individuals. This lower utilization was exacerbated by the negative publicity of the general aviation sector. According to flight data reported by the FAA, the level of U.S. business jet flight activity (as measured by take-offs and landings) declined 17.3% in 2009. Quarterly activity level has increased sequentially since the second quarter of 2009. In the fourth quarter of 2009, business jet take-offs and landings were flat year-on-year but increased sequentially versus the third quarter of 2009 despite the typical seasonal business jet traffic slowdown in the fourth quarter versus the third quarter.

The leverage covenant for Atlantic Aviation steps down on March 31, 2010 from 8.25x to 8.00x trailing twelve month EBIDTA, as defined by the terms of the debt facility. Given the performance of the business of the last three quarters of 2009, the business needs to achieve an EBITDA of approximately $24.0 million to remain covenant compliant in the first quarter of 2010. In the first quarter of 2009, EBITDA was $25.0 million. Since that time, take-offs and landings have sequentially improved by 14.4% and we have reduced our costs by 9.4%. The fourth quarter EBITDA was $26.6 million. Accordingly, we remain confident of being covenant compliant when the covenant steps down on March 31, 2010 unless there is some external shock to the industry or sudden decline in general aviation activity.

After March 31, 2010, the covenant then steps down every subsequent March until and including March 2014. Volatility in the general aviation sector in the last 18 months makes it difficult to project future take-off and landings with any degree of confidence. However, given the recent business jet traffic trajectory, and assuming no external shock to the industry, we believe that cash generation from the business will be sufficient to meet debt service obligations and the business will remain in compliance with financial covenants through the maturity of the business’ debt without any further equity contribution from MIC. Additionally, we anticipate further cost reductions which will be accelerated in an event of a decline in business activity.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Key Factors Affecting Operating Results

•	lower general aviation fuel volumes and essentially flat weighted average fuel margins;
•	higher interest expense related to interest rate swap break fee costs associated with prepayment of debt during 2009; partially offset by
•	lower compensation expense resulting from staff rationalization and decreased credit card fees stemming from lower jet fuel prices and lower activity levels.

Aviation-Related Business: Atlantic Aviation – (continued)

	Year Ended December 31,
	2009	2008	Change Favorable/(Unfavorable)
	$	$	$	%
	($ In Thousands) (Unaudited)
Revenue
Fuel revenue	314,603	494,810	(180,207)	(36.4)
Non-fuel revenue	171,546	221,492	(49,946)	(22.5)
Total revenue	486,149	716,302	(230,153)	(32.1)
Cost of revenue
Cost of revenue – fuel	184,853	342,102	157,249	46.0
Cost of revenue – non-fuel	14,314	32,198	17,884	55.5
Total cost of revenue	199,167	374,300	175,133	46.8
Fuel gross profit	129,750	152,708	(22,958)	(15.0)
Non-fuel gross profit	157,232	189,294	(32,062)	(16.9)
Gross profit	286,982	342,002	(55,020)	(16.1)
Selling, general and administrative expenses(1)	179,949	205,304	25,355	12.3
Goodwill impairment	71,200	52,000	(19,200)	(36.9)
Depreciation and amortization	89,508	93,903	4,395	4.7
Operating loss	(53,675)	(9,205)	(44,470)	NM
Interest expense, net	(67,983)	(62,967)	(5,016)	(8.0)
Other expense	(1,451)	(241)	(1,210)	NM
Unrealized losses on derivative instruments	(28,277)	(1,871)	(26,406)	NM
Benefit for income taxes	61,009	29,936	31,073	103.8
Net loss(2)	(90,377)	(44,348)	(46,029)	(103.8)
Reconciliation of net loss to EBITDA excluding non-cash items:
Net loss(2)	(90,377)	(44,348)
Interest expense, net	67,983	62,967
Benefit for income taxes	(61,009)	(29,936)
Depreciation and amortization	89,508	93,903
Goodwill impairment	71,200	52,000
Unrealized losses on derivative instruments	28,277	1,871
Other non-cash expenses	903	624
EBITDA excluding non-cash items	106,485	137,081	(30,596)	(22.3)
EBITDA excluding non-cash items	106,485	137,081
Interest expense, net	(67,983)	(62,967)
Amortization of debt financing costs	3,144	2,613
Benefit for income taxes, net of changes in deferred taxes	(190)	(7,950)
Changes in working capital	9,474	4,351
Cash provided by operating activities	50,930	73,128
Changes in working capital	(9,474)	(4,351)
Maintenance capital expenditures	(4,513)	(7,655)
Free cash flow	36,943	61,122	(24,179)	(39.6)

NM — Not meaningful

(1)	Includes $2.4 million increase in the bad debt reserve in the first quarter of 2009 due to the deterioration of accounts receivable aging.
(2)	Corporate allocation expense and the federal tax effect have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Results for 2008 include SevenBar FBOs from March 4, 2008 (acquisition date) to December 31, 2008. Results for 2009 include SevenBar FBOs for the year ended December 31, 2009. Results for the two months ended February 28, 2009 have not been presented separately as they are not significant.

Aviation-Related Business: Atlantic Aviation – (continued)

Revenue and Gross Profit

The majority of the revenue and gross profit in Atlantic Aviation is generated through fueling general aviation aircraft at the business’ 72 FBOs around the United States. This revenue is categorized according to who owns the fuel used to service these aircraft. If our business owns the fuel, they record the cost to purchase that fuel as cost of revenue-fuel. The business’ corresponding fuel revenue is its cost to purchase that fuel plus a margin. The business generally pursues a strategy of maintaining, and where appropriate increasing, dollar-based margins, thereby passing any increase in fuel prices to the customer. The business also has into-plane arrangements whereby it fuels aircraft with fuel owned by another party. The business collects a fee for this service that is recorded as non-fuel revenue. Other non-fuel revenue includes various services such as hangar rentals, de-icing and airport services. The business’ revenue and gross profit are driven by fuel volume and dollar-based margin per gallon. This applies to both fuel and into-plane revenue. Customers will occasionally move from one category to the other. Therefore, we believe discussing fuel and non-fuel revenue and gross profit and the related key metrics on a combined basis provides a more meaningful analysis of Atlantic Aviation.

Gross profit for 2009 declined compared to 2008 mainly due to lower volume of general aviation fuel sold. Fuel volumes declined 15.6% as compared with 2008. Weighted average margins, including into-plane sales, were essentially flat. Excluding the results from the Charter operations and Management Contracts business, which were sold in the second half of 2008, gross profit from other services (including hangar rentals, de-icing and miscellaneous services) decreased by 7.0% for the year, primarily due to lower hangar rent resulting from lower transient traffic.

Gross profit for the quarter ended December 31, 2009 decreased by 6.5% compared to the fourth quarter of 2008 as a result of lower fuel volume, decreased weighted average fuel margin and weaker de-icing activities. Gross profit for the fourth quarter of 2009 is sequentially flat compared to the third quarter of 2009 as de-icing revenue, higher fuel volume and miscellaneous FBO services were offset by lower weighted average fuel margins resulting from customer mix. General aviation fuel volume increased 5.4% as compared to third quarter of 2009 as business jet traffic at Atlantic Aviation’s locations improved.

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses is due primarily to integration synergies and the implementation of cost reduction initiatives. These cost savings were offset by a $2.4 million increase in the bad debt reserve in the first quarter of 2009 due to the deterioration of the accounts receivables aging. Account receivables aging improved significantly since the first quarter of 2009.

Selling, general and administrative expenses for the quarter ended December 31, 2009 declined 6.5% compared to the fourth quarter of 2008 as a result of cost reduction initiatives. Operating cost sequentially increased by 4.2% reflecting typical seasonality of the business driven by increase utilities expense, repairs and maintenance expense and overtime expense related to snow removal.

Goodwill Impairment

In addition to its annual impairment test in the fourth quarter, the business performed an impairment test at the reporting unit level during the first six months of 2009. Goodwill is considered impaired when the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, as determined under a two step approach. Based on the testing performed, the business recognized goodwill impairment charges of $71.2 million in the first six months of 2009 and $52.0 million in the fourth quarter of 2008, respectively.

Depreciation and Amortization

The decrease in depreciation and amortization expense was due to non-cash impairment charges of $30.8 million incurred in the first half of 2009 as compared to a non-cash cash impairment charge of $35.5 million in the fourth quarter of 2008.

Aviation-Related Business: Atlantic Aviation – (continued)

Interest Expense, Net

Interest expense increased despite a reduction of $81.6 million of debt due to the payment of $8.8 million of swap termination fees paid during 2009.

Income Taxes

Income generated by Atlantic Aviation is included in our consolidated federal income tax return. The business files separate state income returns in more than 30 states in which it operates. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business.

For purposes of determining book and taxable income, depreciation of fixed assets and amortization of intangibles are calculated differently, with additional differences between federal and state taxable income.

While the business as a whole expects to generate a current year federal income tax loss, certain entities within the business will generate state taxable income. The current state income tax expense in 2009 was approximately $574,000.

The business has approximately $45.0 million of state NOL carryforwards. State NOL carryforwards are specific to the state in which the NOL was generated and various states impose limitations on the utilization of NOL carryforwards. Therefore, the business may incur state income tax liabilities in the near future, even if consolidated state taxable income is less than $45.0 million.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The following section summarizes the historical consolidated financial performance of Atlantic Aviation for the years ended December 31, 2008 and 2007.

The acquisition column and the total 2008 results in the table below include the operating results for:

•	Supermarine for the period January 1, 2008 to May 31, 2008;
•	Mercury for the period January 1, 2008 to August 8, 2008;
•	San Jose for the period January 1, 2008 to August 16, 2008;
•	Rifle for the period January 1, 2008 to November 30, 2008; and
•	SevenBar for the period March 4, 2008 to December 31, 2008.

Key Factors Affecting Operating Results

•	non-cash impairment charges of $52.0 million related to goodwill, $21.7 million related to intangible assets and $13.8 million related to property, equipment, land and leasehold improvements;
•	positive contribution from acquisitions completed in 2007 and 2008;
•	lower fuel volumes and lower weighted average fuel margins at existing locations;
•	higher interest expense related to acquisition funding and increased borrowings associated with the refinancing of the business’ primary debt facility in October 2007; and
•	lower compensation expense resulting from cost efficiencies.

Aviation-Related Business: Atlantic Aviation – (continued)

	Year Ended December 31,
	Existing Locations(2)					Total
	2008	2007	Change Favorable/ (Unfavorable)		Acquisitions(3)	2008	2007	Change Favorable/ (Unfavorable)
	$	$	$	%	$	$	$	$	%
	($ In Thousands) (Unaudited)
Revenue
Fuel revenue	365,262	371,250	(5,988)	(1.6)	129,548	494,810	371,250	123,560	33.3
Non-fuel revenue	157,923	163,086	(5,163)	(3.2)	63,569	221,492	163,086	58,406	35.8
Total revenue	523,185	534,336	(11,151)	(2.1)	193,117	716,302	534,336	181,966	34.1
Cost of revenue
Cost of revenue-fuel	251,084	237,112	(13,972)	(5.9)	91,018	342,102	237,112	(104,990)	(44.3)
Cost of revenue-non-fuel	16,420	20,568	4,148	20.2	15,778	32,198	20,568	(11,630)	(56.5)
Total cost of revenue	267,504	257,680	(9,824)	(3.8)	106,796	374,300	257,680	(116,620)	(45.3)
Fuel gross profit	114,178	134,138	(19,960)	(14.9)	38,530	152,708	134,138	18,570	13.8
Non-fuel gross profit	141,503	142,518	(1,015)	(0.7)	47,791	189,294	142,518	46,776	32.8
Gross profit	255,681	276,656	(20,975)	(7.6)	86,321	342,002	276,656	65,346	23.6
Selling, general and administrative expenses	148,546	155,474	6,928	4.5	56,758	205,304	155,474	(49,830)	(32.1)
Goodwill impairment	51,473	—	(51,473)	NM	527	52,000	—	(52,000)	NM
Depreciation and amortization	77,271	44,753	(32,518)	(72.7)	16,632	93,903	44,753	(49,150)	(109.8)
Operating (loss) income	(21,609)	76,429	(98,038)	(128.3)	12,404	(9,205)	76,429	(85,634)	(112.0)
Interest expense, net	(45,847)	(42,559)	(3,288)	(7.7)	(17,120)	(62,967)	(42,559)	(20,408)	(48.0)
Loss on extinguishment of debt	-	(9,804)	9,804	NM	-	-	(9,804)	9,804	NM
Other (expense) income	(323)	(775)	452	58.3	82	(241)	(775)	534	68.9
Unrealized losses on derivative instruments	(1,709)	(1,659)	(50)	(3.0)	(162)	(1,871)	(1,659)	(212)	(12.8)
Benefit (provision) for income taxes	28,003	(8,575)	36,578	NM	1,933	29,936	(8,575)	38,511	NM
Net (loss) income(1)	(41,485)	13,057	(54,542)	NM	(2,863)	(44,348)	13,057	(57,405)	NM
Reconciliation of net (loss) income to EBITDA excluding non-cash items:
Net (loss) income(1)	(41,485)	13,057			(2,863)	(44,348)	13,057
Interest expense, net	45,847	42,559			17,120	62,967	42,559
(Benefit) provision for income taxes	(28,003)	8,575			(1,933)	(29,936)	8,575
Depreciation and amortization	77,271	44,753			16,632	93,903	44,753
Goodwill impairment	51,473	—			527	52,000	—
Non-cash loss on extinguishment of debt	—	9,804			—	—	9,804
Unrealized losses on derivative instruments	1,709	1,659			162	1,871	1,659
Other non-cash expenses (income)	722	(556)			(98)	624	(556)
EBITDA excluding non-cash items	107,534	119,851	(12,317)	(10.3)	29,547	137,081	119,851	17,230	14.4
EBITDA excluding non-cash items	107,534	119,851			29,547	137,081	119,851
Interest expense, net	(45,847)	(42,559)			(17,120)	(62,967)	(42,559)
Amortization of debt financing costs	2,444	2,554			169	2,613	2,554
Benefit/provision for income taxes, net of changes in deferred taxes	(7,437)	(8,435)			(513)	(7,950)	(8,435)
Changes in working capital	4,070	13,912			281	4,351	13,912
Cash provided by operating activities	60,764	85,323			12,364	73,128	85,323
Changes in working capital	(4,070)	(13,912)			(281)	(4,351)	(13,912)
Maintenance capital expenditures	(7,161)	(8,628)			(494)	(7,655)	(8,628)
Free cash flow	49,533	62,783	(13,250)	(21.1)	11,589	61,122	62,783	(1,661)	(2.6)

NM — Not meaningful

(1)	Corporate allocation expense and the federal tax effect have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.
(2)	Results for the existing locations columns include Supermarine FBOs from May 30, 2007 (following our acquisition) to December 31, 2007 and June 1, 2008 to December 31, 2008; Mercury FBOs from August 9, 2007 (following our acquisition) to December 31, 2007 and August 9, 2008 to December 31, 2008; San Jose FBOs from August 17, 2007 (following our acquisition) to December 31, 2007 and August 17, 2008 to December 31, 2008; and Rifle FBO from November 30, 2007 (following our acquisition) to December 31, 2007 and December 1, 2008 to December 31, 2008. Also included are all locations owned since January 1, 2007 for the full year.
(3)	Acquisitions include the results of Supermarine FBOs (acquired May 30, 2007) for the period January 1, 2008 to May 31, 2008; Mercury FBOs (acquired August 9, 2007) for the period January 1, 2008 to August 8, 2008; San Jose FBOs (acquired August 17, 2007) for the period January 1, 2008 to August 16, 2008; Rifle FBOs (acquired November 30, 2007) for the period January 1, 2008 to November 30, 2008 and SevenBar FBOs (acquired March 4, 2008).

Aviation-Related Business: Atlantic Aviation – (continued)

Revenue and Gross Profit

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

While the business seeks to maintain or increase a dollar-based margin per gallon backed by a premium services offering, increased fuel prices that peaked in mid-2008 led to an increased focus on cost by some of our customers. These customers negotiated more aggressively on fuel purchases and contributed to a decrease in our average margins through the third quarter. Declining fuel price in the fourth quarter had a favorable impact on average fuel margins. In addition, some competitors are pursuing more aggressive pricing strategies that have also contributed to increased margin pressure.

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses at existing locations for the year ended December 31, 2008 is due primarily to cost efficiencies resulting from integration of recently acquired businesses and management’s actions to streamline our cost structure in response to the decline in gross profit resulting from the overall slowing of the economy. For the quarter ended December 31, 2008, selling, general and administrative expenses decreased at existing locations by $6.8 million or, 12.7%, primarily as a result of the cost reduction initiatives. Declining fuel prices contributed approximately $842,000 to the decrease in operating costs in the fourth quarter due to a reduction in credit card fees. The majority of the ongoing savings were fully realized during the third quarter and therefore are not completely reflected in the full year results.

Goodwill Impairment

Atlantic Aviation performed an annual impairment test during the fourth quarter of 2008. Goodwill is considered impaired when the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, as determined under a two-step approach. Based on the testing performed, the business recognized a goodwill impairment charge of $52.0 million during 2008.

Depreciation and Amortization

The increase in depreciation and amortization expense was due to non-cash impairment charges of $21.7 million related to contractual arrangements and $13.8 million related to property, equipment, land and leasehold improvements recorded during the fourth quarter of 2008. Amortization expense in 2007 included a $1.3 million non-cash impairment charge relating to airport management contracts business, which was subsequently sold in 2008.

Interest Expense, Net

The increase in interest expense in 2008 is due to the increased debt levels used to finance a portion of our 2007 acquisitions and growth capital expenditures, as well as the refinancing of the business’ debt facilities in October 2007. The refinancing consolidated all borrowings outstanding at the time.

Liquidity and Capital Resources

Consolidated

Our primary cash requirements include normal operating expenses, debt service, maintenance capital expenditures and debt principal payments. Our primary source of cash is operating activities, although we could borrow against existing credit facilities, issue additional LLC interests or sell assets.

At March 31, 2009, we reclassified the outstanding balance drawn on the revolving credit facility at our non-operating holding company from long-term debt to current portion of long-term debt on our consolidated balance sheet due to its scheduled maturity on March 31, 2010. During the year, we were in discussions with our lenders to convert the facility to a term loan and extend the maturity date of the $66.4 million outstanding balance.

By December 2009, we had received unanimous approval from the lenders to extend the term of the facility. However, using the net cash proceeds we received from the sale of the 49.99% non-controlling interest in District Energy, and cash on hand, we paid off the outstanding principal balance on December 28, 2009 and avoided the substantial costs that would have been incurred had the terms of the facility been amended. Shortly thereafter we elected to reduce the amount available on the revolving credit facility from $97.0 million to $20.0 million through to the maturity of the facility at March 31, 2010.

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

Typically, we have capitalized our businesses, in part, using project finance style debt. Project finance style debt is limited-recourse, floating rate, non-amortizing debt with a medium term maturity of between five and seven years, although the principal balance on the term loan debt at Atlantic Aviation is being prepaid using the excess cash generated by the business. At December 31, 2009, the average remaining maturity of the debt facilities across all of our businesses, including our proportional interest in the debt of IMTT, was approximately 4.4 years. In light of the improvement in the functioning of the credit markets generally, and the leverage ratios and interest coverage we expect each of these businesses to produce at the maturity of their respective debt facilities, we believe that we will be able to successfully refinance the long-term debt of these businesses on economically sensible terms.

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

COMMITMENTS AND CONTINGENCIES

The following tables summarize our future obligations, due by period, as of December 31, 2009, under our various contractual obligations and commitments. We had no off-balance sheet arrangement at that date or currently. The following information does not include IMTT, which is not consolidated.

	Payments Due by Period
	Total	Less than One Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	($ In Thousands)
Long-term debt(1)	$1,212,279	$45,900	$111,878	$1,054,501	$—
Interest obligations	296,180	68,677	138,051	89,452	—
Capital lease obligations(2)	101	59	42	—	—
Notes payable	1,632	176	266	226	964
Operating lease obligations(3)	425,301	33,238	60,362	56,828	274,873
Time charter obligations(4)	1,386	973	413	—	—
Pension benefit obligations	23,063	1,980	4,359	4,666	12,058
Post-retirement benefit obligations	2,054	187	444	405	1,018
Other	478	478	—	—	—
Total contractual cash obligations(5)	$1,962,474	$151,668	$315,815	$1,206,078	$288,913

(1)	The long-term debt represents the consolidated principal obligations to various lenders. The debt facilities, which are obligations of the operating businesses and have maturities between 2013 and 2014, are subject to certain covenants, the violation of which could result in acceleration of the maturity dates.
(2)	Capital lease obligations are for the lease of certain transportation equipment. Such equipment could be subject to repossession upon violation of the terms of the lease agreements.
(3)	This represents the minimum annual rentals required to be paid under non-cancelable operating leases with terms in excess of one year.
(4)	The Gas Company currently has a time charter arrangement for the use of two barges for transporting liquefied petroleum gas between Oahu and its neighbor islands.
(5)	The above table does not reflect certain long-term obligations, such as deferred taxes, for which we are unable to estimate the period in which the obligation will be incurred.

In addition to these commitments and contingencies, we typically incur capital expenditures on a regular basis to:

•	maintain our existing revenue-producing assets in good working order (“maintenance capital expenditures”); and
•	expand our existing revenue-producing assets or acquire new ones (“growth capital expenditures”).

See “Investing Activities” below for further discussion of capital expenditures.

We also have other contingencies, including pending threatened legal and administrative proceedings that are not reflected above as amounts at this time are not ascertainable. See “Legal Proceedings” in Part I, Item 3.

Our sources of cash to meet these obligations are as follows:

•	cash generated from our operations (see “Operating Activities” below);
•	sale of all or part of any of our businesses (see “Investing Activities” below);
•	refinancing our current credit facilities on or before maturity (see “Financing Activities” below); and
•	cash available from our undrawn credit facilities (see “Financing Activities” below).

We have also incurred performance fees from time to time paid to our Manager. Our Manager has historically elected to reinvest these fees in our LLC interests (previously trust stock). While these fees do not directly affect cash flows when paid in equity, they do result in more outstanding LLC interests.

Analysis of Consolidated Historical Cash Flows from Continuing Operations

	Year Ended December 31,			Change (From 2008 to 2009) Favorable/(Unfavorable)		Change (From 2007 to 2008) Favorable/(Unfavorable)
	2009	2008	2007
($ In Thousands)	$	$	$	$	%	$	%
Cash provided by operating activities	82,976	95,579	93,499	(12,603)	(13.2)	2,080	2.2
Cash used in investing activities	(516)	(56,716)	(638,853)	56,200	99.1	582,137	91.1
Cash (used in) provided by financing activities	(117,818)	1,698	570,618	(119,516)	NM	(568,920)	(99.7)

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

The decrease in consolidated cash provided by operating activities was due primarily to:

•	lower operating performance at Atlantic Aviation; and
•	payment of interest rate swap breakage fees relating to the prepayment of the outstanding principal balance on Atlantic Aviation’s term loan debt; partially offset by
•	lower interest paid on the reduced term loan balance for Atlantic Aviation;
•	reduced levels of working capital, reflecting decreased activities combined with receivable collection efforts at Atlantic Aviation; and
•	improved operating results at The Gas Company.

We believe our operating activities overall provide a source of sustainable and stable cash flows over the long-term with the opportunity for future growth due to:

•	consistent customer demand driven by the basic nature of the services provided;
•	our strong competitive position due to factors including:
•	high initial development and construction costs;
•	difficulty in obtaining suitable land near many of our operations (for example, airports, waterfront near ports);
•	long-term concessions/contracts;
•	required government approvals, which may be difficult or time-consuming to obtain;
•	lack of cost-efficient alternatives to the services we provide in the foreseeable future; and
•	product/service pricing that we expect to generally keep pace with price changes due to factors including:
•	consistent demand;
•	limited alternatives;
•	contractual terms; and
•	regulatory rate setting.

Investing Activities

The decrease in consolidated cash used in investing activities was primarily due to:

•	the absence of acquisition activity in 2009; and
•	the increase in cash inflow from the sale of the non-controlling stake in District Energy compared to the sale of two small, non-core businesses at Atlantic Aviation in 2008;
•	lower capital expenditures at Atlantic Aviation and The Gas Company; partially offset by
•	cash retained by IMTT to fund growth capital expenditures during 2009, which is expected to contribute significantly to IMTT’s future gross profit; and
•	increase in capital expenditures at District Energy for the expansion of a new plant.

Distributions from IMTT are reflected in our consolidated cash provided by operating activities only up to our 50% share of IMTT’s positive earnings. Amounts in excess of this, and any distributions when IMTT records a net loss, are reflected in our consolidated cash from investing activities. For 2009, $7.0 million in equity distributions were included in cash from operations. In 2008, $1.3 million of the $28.0 million dividends received were included in cash from operating activities and $26.7 million were included in investing activities.

The primary driver of cash used in investing activities in our consolidated cash flows has been acquisitions of businesses in new and existing segments, the dispositions of our non-U.S. businesses and the sale of the non-controlling stake in District Energy. The other main driver is capital expenditures. Maintenance capital expenditures are generally funded by cash from operating activities and growth capital expenditures generally have been funded by drawing on our available credit facilities or by equity capital. We may fund maintenance capital expenditures from credit facilities or equity capital and growth capital expenditures from operating activities from time to time. We expect that our growth capital expenditures will generally be yield accretive once placed in service. Acquisitions of businesses are generally funded on a long-term basis through raising additional equity capital and/or project-financing style credit facilities. We have drawn on our MIC Inc. revolving credit facility to temporarily fund some acquisitions. In the past, we have repaid this facility with proceeds from raising additional equity and/or obtaining long-term project-financing style facilities. In December 28, 2009, with the cash proceeds we received from the sale of the 49.99% non-controlling interest in District Energy, and cash on hand, we paid off the outstanding principal balance of the facility.

Financing Activities

The increase in consolidated cash used in financing activities was primarily due to:

•	debt repayment during 2009 at Atlantic Aviation;
•	debt draw downs in 2008, primarily against the MIC Inc. revolving credit facility, to fund acquisitions; and
•	full repayment of the MIC Inc. revolving credit facility; partially offset by
•	the suspension of distributions to shareholders in 2009; and
•	the increase in debt draw downs at District Energy to fund capital expenditures.

The primary drivers of cash provided by financing activities are equity offerings, debt financing of acquisitions and capital expenditures, the subsequent refinancing of our businesses and the repayment of the outstanding principal balance on maturing debt. A smaller portion of cash provided by financing activities relates to principal payments on capital leases.

For 2010, we expect to apply all excess cash flows from Atlantic Aviation to prepay the debt principal under the amended terms of the credit facility. Actual prepayment amounts through the maturity of the facility will depend on the operating performance of the business.

Our businesses are capitalized with a mix of equity and project-financing style long-term debt. We believe we can prudently maintain relatively high levels of leverage due to the generally sustainable and stable long-term cash flows our businesses have provided in the past and we expect to continue in the future as discussed above. Our long-term debt is non-amortizing and we expect to be able to refinance the outstanding balances at maturity, except at Atlantic Aviation, where all excess cash flow from the business is used to prepay the outstanding principal balance of the term loan, and the last two years before maturity at District Energy. Most of our businesses’ debt is term debt, while some of our businesses also maintain capital expenditure and/or working capital facilities.

MIC Inc. Revolving Credit Facility

Effective April 14, 2009, we elected to reduce the available principal on its revolving credit facility from $300.0 million to $97.0 million and on December 31, 2009, further reduced the available principal to $20.0 million. This revolving credit facility is with Citicorp North America Inc. (as lender and administrative agent), Wachovia Bank National Association, Credit Suisse, Cayman Islands Branch, WestLB AG, New York Branch, and Macquarie Bank Limited. The original maturity of the facility was March 2008; however, in February 2008, we amended and restated the facility, extending the maturity to March 2010. The main use of the facility is to fund acquisitions, capital expenditures and to a limited extent, working capital. The facility terminates on March 31, 2010 and currently bears interest at the rate of LIBOR plus 2.75%. Base rate borrowings would be at the base rate plus 1.75%.

On February 20, 2008, we drew $56.0 million on this facility, part of which was used to fund the acquisition of SevenBar FBOs which was completed in the first quarter of 2008, and part of which was used for other projects. On July 31, 2008, MIC Inc. drew an additional $13.0 million on this facility to fund the acquisition of SkyPark, which was completed in the third quarter of 2008. On February 25, 2009, we repaid $2.6 million of the outstanding balance on the revolving credit facility.

At March 31, 2009, we reclassified the outstanding balance drawn on the revolving credit facility at the non-operating holding company from long-term debt to current portion of long-term debt on our consolidated balance sheet due to its scheduled maturity on March 31, 2010. During the year, we were in discussions with our lenders to convert the facility to a term loan and extend the maturity date of the $66.4 million outstanding balance.

By December 2009, we had received unanimous approval from our lenders to extend the term of the facility. However, using the net cash proceeds it received from the sale of the 49.99% non-controlling interest in District Energy, and cash on hand, we paid off the outstanding principal balance on December 28, 2009 and avoided the substantial costs that would have been incurred had the terms of the facility been amended. Shortly thereafter we elected to reduce the amount available on the revolving credit facility from $97.0 million to $20.0 million through to the maturity of the facility at March 31, 2010. We expect to retain excess cash generated by the consolidated businesses over the near term.

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

The following is a summary of the material terms of the facility:

Facilities	$20.0 million for loans and/or letters of credit
Termination date	March 31, 2010
Interest and principal repayments	Interest only during the term of the loan
Repayment of principal at termination, upon voluntary prepayment, or upon an event requiring mandatory prepayment
Eurodollar rate	LIBOR plus 2.75% per annum

Base rate	Base rate plus 1.75% per annum
Annual commitment fee	0.50% per annum on the average daily undrawn balance
Financial covenants (calculations include MIC Inc. and the Company)	• Ratio of Debt to Consolidated Adjusted Cash from Operations <5.6x (at December 31, 2009: 0.00x)
• Ratio of Consolidated Adjusted Cash from Operations to Interest Expense > 2.0x (at December 31, 2009: 9.49x)
• Minimum EBITDA (as defined in the facility) > $100.0 million (at December 31, 2009: $165.4 million)

See below for further description of the cash flows related to our businesses.

Energy-Related Businesses

IMTT

The following analysis represents 100% of the cash flows of IMTT, which we believe is the most appropriate and meaningful approach to discussing the historical cash flow trends of IMTT, rather than just the composition of cash flows that are included in our consolidated cash flows. We account for our 50% ownership of this business using the equity method. When IMTT records a net loss, or pays distributions in excess of our share of its earnings, distributions we receive in excess of IMTT’s earnings are reflected in the consolidated cash flow used in investing activities. Cash from operating activities for 2009 has been retained to fund IMTT’s growth capital expenditures and is expected to contribute to IMTT’s future gross profit.

	Year Ended December 31,			Change (From 2008 to 2009) Favorable/(Unfavorable)		Change (From 2007 to 2008) Favorable/(Unfavorable)
	2009	2008	2007
($ In Thousands)	$	$	$	$	%	$	%
Cash provided by operating activities	133,382	94,087	91,431	39,295	41.8	2,656	2.9
Cash used in investing activities	(141,216)	(166,640)	(264,457)	25,424	15.3	97,817	37.0
Cash provided by financing activities	6,262	71,815	142,228	(65,553)	(91.3)	(70,413)	(49.5)

Operating Activities

Cash provided by operating activities at IMTT is generated primarily from storage rentals and ancillary services that are billed monthly and paid on various terms. Cash used in operating activities is mainly for payroll costs, maintenance and repair of fixed assets, utilities and professional services, interest payments and payments to tax jurisdictions. Cash provided by operating activities in 2009 increased primarily due to the collection of accounts receivable outstanding at 2008 and improved operating results, partially offset by an increase in cash interest paid.

The increase in 2008 was primarily due to higher gross profit offset by increases in deferred revenue, working capital and increases in interest expense.

Investing Activities

Cash used in investing activities relates primarily to capital expenditures discussed below. Capital expenditures decreased from $221.7 million in 2008 to $137.0 million in 2009, reflecting a reduction in growth capital expenditures as projects have been completed. Maintenance capital expenditures also decreased resulting from reduced levels of tank inspections and repairs and remediation work at the Bayonne facility. However, cash used in investing activities in 2008 was offset by $55.5 million of proceeds received from the sale of Gulf Opportunity Zone (“GO Zone”) bond investments, which did not recur in 2009. Aggregate capital expenditures were $209.1 million in 2007, $221.7 million in 2008 and $137.0 million in 2009.

Energy-Related Businesses: IMTT – (continued)

Maintenance Capital Expenditure

IMTT incurs maintenance capital expenditures to prolong the useful lives and increase the service capacity of existing revenue producing assets. Maintenance capital expenditures include the refurbishment of storage tanks, piping, dock facilities, and environmental capital expenditures, principally in relation to improvements in containment measures and remediation.

During 2009, IMTT spent $40.0 million on maintenance capital expenditures, including $36.1 million principally in relation to tank refurbishments and repairs to docks and other infrastructure and $3.9 million on environmental capital expenditures, principally in relation to improvements in containment measures and remediation.

In 2010, IMTT expects to spend a total of $55.0 million to $65.0 million on maintenance capital expenditures. The increase in maintenance capital expenditure from 2009 reflects primarily (i) an increase in the number and size of tanks to be inspected and repaired pursuant to IMTT’s extensive tank cleaning and inspection program in Louisiana and (ii) the need to undertake repairs and upgrades to some of the infrastructure at its Louisiana terminals. IMTT anticipates that maintenance capital expenditures will remain at elevated levels through 2012 before moderating somewhat in 2013.

Growth Capital Expenditure

During 2009, IMTT spent $82.6 million on growth projects, including $43.9 million for the on-going construction of new storage tanks at its St. Rose facility, $26.1 million for on-going tank construction and refurbishment as well as improved infrastructure at its Bayonne facility and $7.9 million at Geismar. The balance of the expenditure was spent on specific expansion projects related to a number of smaller projects to improve the capabilities of IMTT’s facilities.

Since our investment in IMTT, the business has undertaken or committed to a total of approximately $534.9 million in expansion projects and acquired the Joliet facility for $18.5 million. Through December 31, 2009, these projects added and/or refurbished approximately 6.1 million barrels of storage capacity and are contributing $49.6 million to gross profit and EBITDA on an annualized basis.

In addition, IMTT currently has ongoing growth projects for the construction or refurbishment of 2.2 million barrels of new storage capacity comprised primarily of 1.8 million barrels at IMTT’s St. Rose facility, of which 1.1 million barrels were on line at December 31, 2009 with the remainder expected to be fully placed into service by early 2010. Other smaller growth projects are also being pursued. On a combined basis, the projects under construction are expected to have a total cost of $129.4 million and will contribute approximately $19.2 million to gross profit and EBITDA on an annualized basis. Of the $129.4 million of IMTT’s current growth projects, $54.8 million remained to be spent as of December 31, 2009. IMTT expects to fund these committed projects with its existing credit facilities and cash generated from operations. Contracts with a term of between 4 and 12 years have been signed with customers for substantially all of the tanks being constructed/converted in Louisiana and New Jersey.

IMTT continues to review numerous additional attractive growth opportunities. IMTT anticipates funding new growth capital expenditures with a combination of its cash flow from operating activities, existing and additional credit facilities.

It is anticipated that the existing growth capital expenditure commitments will be funded from a combination of IMTT’s existing and new debt facilities and cash from operations. In 2010, IMTT is seeking to raise additional debt financing to fund its growth capital expenditure program.

Financing Activities

At December 31, 2009, the outstanding balance on IMTT’s debt facilities consisted of $250.9 million in revolving credit facilities, $251.3 million in bonds and $130.0 million in term loan facilities, including shareholder loans. The weighted average interest rate of the outstanding debt facilities including any interest rate swaps and fees associated with outstanding letters of credit at December 31, 2009 is 4.8%. During 2009, IMTT paid approximately $29.0 million, net of capitalized interest, in interest related to its debt facilities.

Energy-Related Businesses: IMTT – (continued)

Cash flows from financing activities decreased from 2008 to 2009 primarily due to decreases in debt draw downs on the revolving credit facility offset by the Regions term loan used to fund growth capital expenditures, and by lower dividend payments and repayment of shareholder loans in 2009.

The decrease in cash flows from financing activities from 2007 to 2008 was primarily due to the issuance of all of the GO Zone bonds during July 2007 while $55.5 million of the proceeds raised were not utilized until 2008 reducing debt raising requirements.

The following tables summarize the key terms of IMTT’s senior debt facilities as of December 31, 2009.

On June 7, 2007, IMTT entered into a Revolving Credit Agreement with Suntrust Bank, Citibank N.A., Regions Bank, Rabobank Nederland, Branch Banking & Trust Co., DNB NOR Bank ASA, Bank of America N.A., BNP Paribas, Bank of Montreal, The Royal Bank of Scotland PLC, Mizuho Corporate Bank Ltd. and eight other banks establishing a $600.0 million U.S. dollar denominated revolving credit facility and a $25.0 million equivalent Canadian dollar revolving credit facility. The Agreement also allows for an increase in the U.S. dollar denominated revolving credit facility of up to $300.0 million on the same terms at the election of IMTT. No commitments have been sought from lenders to provide this increase at this time. The facility is guaranteed by IMTT’s key operating subsidiaries.

The revolving credit facilities have been used primarily to fund IMTT’s growth capital expenditures in the U.S. and Canada. The terms of the IMTT’s U.S. dollar and Canadian dollar denominated revolving credit facilities are summarized in the table below.

Facility Term	USD Revolving Credit Facility	CAD Revolving Credit Facility
Amount of cash drawn at December 31, 2009	$230.1 million	$20.8 million
Amount utilized for Letters of Credit at December 31, 2009	$264.9 million	—
Amount undrawn at December 31, 2009	$105.0 million	$4.2 million
Uncommitted Expansion Amounts	$300.0 million	—
Maturity	June, 2012	June, 2012
Amortization	Revolving. Payable at maturity.	Revolving. Payable at maturity
Interest Rate	Floating at LIBOR plus a margin based on the ratio of Debt to EBITDA of IMTT’s operating subsidiaries as follows:
<2.00 – 0.55%
2.00>2.50 – 0.70%
2.50>3.00 – 0.85%
3.00>3.75 – 1.00%
3.75>4.00 – 1.25%
4.00> – 1.50%	Floating at Canadian LIBOR plus a margin based on the ratio of Debt to EBITDA of IMTT’s operating subsidiaries as follows:
<2.00 – 0.55%
2.00>2.50 – 0.70%
2.50>3.00 – 0.85%
3.00>3.75 – 1.00%
3.75>4.00 – 1.25%
4.00> – 1.50%

Energy-Related Businesses: IMTT – (continued)

Facility Term	USD Revolving Credit Facility	CAD Revolving Credit Facility
Commitment Fees	A percentage of undrawn committed amounts based on the ratio of Debt to EBITDA of IMTT’s operating subsidiaries as follows:
<2.00 – 0.125%
2.00>2.50 – 0.15%
2.50>3.00 – 0.175%
3.00>3.75 – 0.20%
3.75>4.00 – 0.25%
4.00> – 0.25%	A percentage of undrawn committed amounts based on the ratio of Debt to EBITDA of IMTT’s operating subsidiaries as follows:
<2.00 – 0.125%
2.00>2.50 – 0.15%
2.50>3.00 – 0.175%
3.00>3.75 – 0.20%
3.75>4.00 – 0.25%
4.00> – 0.25%
Security	Unsecured except for pledge of 65% of shares in IMTT’s two Canadian subsidiaries.	Unsecured except for pledge of 65% of shares in IMTT’s two Canadian subsidiaries.
Financial Covenants (applicable to IMTT’s operating subsidiaries on a combined basis)	Debt to EBITDA Ratio: Max 4.75x (at December 31, 2009: 3.82x) EBITDA to Interest Ratio: Min 3.00x (at December 31, 2009: 6.83x)	Debt to EBITDA Ratio: Max 4.75x (at December 31, 2009: 3.82x) EBITDA to Interest Ratio: Min 3.00x (at December 31, 2009: 6.83x)
Restrictions on Payments of Dividends	None, provided no default as a result of payment.	None, provided no default as a result of payment.

Of the $495.0 million outstanding balance against the U.S. dollar denominated revolving credit facility, IMTT had drawn $230.1 million in cash and issued $264.9 million in letters of credit backing tax-exempt GO Zone bonds and NJEDA bonds on issue by IMTT and commercial activities.

To partially hedge the interest rate risk associated with IMTT’s current floating rate borrowings under the U.S. dollar denominated revolving credit agreement, IMTT entered into a 10 year fixed to quarterly LIBOR swap, maturing in March 2017, with a notional amount $115.0 million as of December 31, 2009 increasing to $200.0 million by December 31, 2012, at a fixed rate of 5.507%.

The key terms of the GO Zone bonds and the NJEDA bonds on issue by IMTT are summarized below.

Facility Term	New Jersey Economic Development Authority Dock Facility Revenue Refund Bonds	New Jersey Economic Development Authority Variable Rate Demand Revenue Refunding Bond
Amount Outstanding as of December 31, 2009	$30.0 million	$6.3 million
Undrawn Amount	—	—
Maturity	December, 2027	December, 2021
Amortization	Payable at maturity	Payable at maturity
Interest Rate	Floating at tax exempt bond daily tender rates	Floating at tax exempt bond daily tender rates
Make-whole on Early Repayment	None	None
Debt Service Reserves Required	None	None
Security	Unsecured (required to be supported at all times by bank letter of credit issued under the revolving credit facility)	Unsecured (required to be supported at all times by bank letter of credit issued under the revolving credit facility)

Energy-Related Businesses: IMTT – (continued)

Facility Term	New Jersey Economic Development Authority Dock Facility Revenue Refund Bonds	New Jersey Economic Development Authority Variable Rate Demand Revenue Refunding Bond
Financial Covenants (applicable to IMTT’s key operating subsidiaries on a combined basis)	None	None
Restrictions on Payments of Dividends	None, provided no default as a result of payment	None, provided no default as a result of payment
Interest Rate Hedging	Hedged from October, 2007 through November, 2012 with $30.0 million 3.41% fixed vs. 67% of LIBOR interest rate swap	Hedged from October, 2007 through November, 2012 with $6.3 million 3.41% fixed vs. 67% of LIBOR interest rate swap

The key terms of the GO Zone Bonds issued are summarized in the table below.

Facility Term	Gulf Opportunity Zone Bonds
Amount Outstanding as of December 31, 2009	$215.0 million
Undrawn Amount	—
Maturity	July, 2043
Amortization	Payable at maturity
Interest Rate	Floating at tax exempt bond weekly tender rates
Make-whole on Early Repayment	None
Debt Service Reserves Required	None
Security	Secured (required to be supported at all times by bank letter of credit issued under the revolving credit facility)
Financial Covenants (applicable to IMTT’s key operating subsidiaries on a combined basis)	None
Restrictions on Payments of Dividends	None, provided no default as a result of payment

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

To hedge the interest rate risk associated with IMTT’s GO Zone Bond borrowings, IMTT has entered into a 10 year fixed to monthly 67% of LIBOR swap, maturing in June 2017, with a notional amount of $215.0 million as of December 31, 2009, at a fixed rate of 3.662%.

On August 28, 2009, IMTT entered into a loan agreement with Regions Bank, as Administrative Agent, to provide unsecured term loan financing of $30.0 million. IMTT drew down $30.0 million on the same day and applied the funds to repay its current U.S. dollar denominated revolving credit facility.

Energy-Related Businesses: IMTT – (continued)

Regions Term Loan Facility
Amount Outstanding as of December 31, 2009	$30.0 million
Undrawn Amount	—
Maturity	June, 2012
Amortization	Payable at maturity
Interest Rate	Floating at LIBOR plus a margin based on the ratio of Debt to EBITDA of IMTT’s operating subsidiaries as follows:
<2.00 – 3.00%
2.00>2.50 – 3.50%
2.50>3.00 – 3.75%
3.00>3.75 – 4.00%
3.75>4.00 – 4.25%
4.00> – 5.00%
Subordination Rate	10.00% per annum applied in the event that (i) any other indebtedness is secured by the assets or equity and (ii) Regions term loan is not pari passu with such indebtedness
Security	Unsecured
Financial Covenants	Debt to EBITDA Ratio: Max 4.75x (at December 31, 2009: 3.82x) EBITDA to Interest Ratio: Min 3.00x (at December 31, 2009: 6.83x)
Restrictions on Payments of Dividends	None
Interest Rate Hedging	None

As discussed above, IMTT intends to seek to raise additional U.S dollar denominated debt facilities at the operating company level in 2010 to fund IMTT’s growth capital expenditure program. Due to current financial market conditions, it is anticipated that the interest rate margins payable on new debt facilities raised will be in excess of the margins payable on the existing U.S dollar denominated revolving credit facility.

In addition to the senior debt facilities discussed above, subsidiaries of IMTT Holdings Inc. that are the parent entities of IMTT’s key operating subsidiaries are the borrowers and guarantors under a debt facility with the following key terms:

Term Loan Facility
Amount Outstanding as of December 31, 2009	$65.0 million
Undrawn Amount	—
Maturity	December, 2012
Amortization	$13.0 million on December 31, 2010 with balance payable at maturity.
Interest Rate	Floating at LIBOR plus 1.0%
Make-whole on Early Repayment	None.
Debt Service Reserves Required	None.
Security	Unsecured.
Guarantees	IMTT’s key operating subsidiaries guarantee $65.0 million of the outstanding balance as of December 31, 2009 and the full outstanding amount is guaranteed by IMTT’s key operating subsidiaries.

Energy-Related Businesses: IMTT – (continued)

Term Loan Facility
Financial Covenants	None.
Restrictions on Payments of Dividends	None.
Interest Rate Hedging	Fully hedged with $65.0 million amortizing, 6.29% fixed vs. LIBOR interest rate swap expiring December, 2012.

In addition to the debt facilities discussed above, IMTT Holdings Inc. received loans from its shareholders other than MIC from 2006 to 2008. The shareholder loans have a fixed interest rate of 5.5% and will be repaid over 15 years by IMTT Holdings Inc. with equal quarterly amortization that commenced March 31, 2008. Shareholder loans of $34.5 million were outstanding as of December 31, 2009.

The Gas Company

	Year Ended December 31,			Change (From 2008 to 2009) Favorable/(Unfavorable)		Change (From 2007 to 2008) Favorable/(Unfavorable
	2009	2008	2007
($ In Thousands)	$	$	$	$	%	$	%
Cash provided by operating activities	25,560	27,078	16,005	(1,518)	(5.6)	11,073	69.2
Cash used in investing activities	(7,105)	(9,424)	(7,870)	2,319	24.6	(1,554)	(19.7)
Cash provided by financing activities	10,000	2,000	5,000	8,000	NM	(3,000)	(60.0)

NM — Not meaningful

Operating Activities

The main driver for cash provided by operating activities is customer receipts. These are offset in part by the timing of payments for fuel, materials, pipeline repairs, vendor services and supplies, payroll and benefit costs, revenue-based taxes and payment of administrative costs. Customers are generally billed monthly and make payments on account. Vendors and suppliers generally bill the business when services are rendered or when products are shipped.

The decrease from 2008 to 2009 was primarily due to higher cash pension payments and the exhaustion in 2008 of the escrow account established at acquisition partially offset by improved operating results. The increase from 2007 to 2008 was primarily due to higher operating income driven by higher margins.

Investing Activities

Cash used in investing activities primarily comprises capital expenditures. Capital expenditures for the non-utility business are funded by cash from operating activities and capital expenditures for the utility business are funded by drawing on credit facilities as well as cash from operating activities.

Maintenance Capital Expenditure

Maintenance capital expenditures include replacement of pipeline sections, improvements to the business’ transmission system and SNG plant, improvements to buildings and other property and the purchases of vehicles and equipment.

Growth Capital Expenditure

Growth capital expenditures include the purchases of meters, regulators and propane tanks for new customers, the cost of installing pipelines for new residential and commercial construction and the costs of new projects.

Energy-Related Businesses: The Gas Company – (continued)

The following table sets forth information about capital expenditures in The Gas Company:

	Maintenance	Growth
2007	$4.7 million	$4.0 million
2008	$5.8 million	$3.9 million
2009	$3.3 million	$4.1 million
2010 projected	$5.5 million	$6.5 million
Commitments at December 31, 2009	$1.0 million	$439,000

The business expects to fund its total 2010 capital expenditures primarily from cash from operating activities. Capital expenditures for 2010 are expected to be higher than previous years due to required pipeline maintenance and inspection involving the relocation and upgrade of two sections of the transmission pipeline near the SNG plant as part of an integrity management program due by 2012 and due to a pilot project at the SNG plant to create gas from renewable feedstock sources. Capital expenditures in 2009 were lower than previous years primarily due to the deferral of several large projects primarily related to the repair and upgrade of the transmission pipeline near the SNG plant. Capital expenditures in 2008 were higher than 2007 due to improvements made to a backup utility propane system.

The change in capital expenditure from 2008 to 2009 was primarily due to:

•	improvements to the backup utility propane system completed in 2008.

The change in capital expenditure from 2007 to 2008 was primarily due to:

•	improvements to a backup utility propane system to improve reliability; and
•	new customer related projects.

Commitments at December 31, 2009 include renewal work on pipelines, acquisition of tanks and other equipment for 2010 projects as well as a paving project at the Kamakee facility.

Financing Activities

At December 31, 2009, the outstanding balance on the business’ debt facilities consisted of $160.0 million in term loan facility borrowings and $19.0 million in capital expenditure facility borrowings. The weighted average interest rate of the outstanding debt facilities including any interest rate swaps at December 31, 2009 is 4.6%. For the year, the business paid approximately $8.5 million in interest expense related to its debt facilities.

The Gas Company has interest rate swaps hedging 100% of the interest rate exposure under the two $80.0 million term loan facilities that effectively fix the interest rate at 4.8375% (excluding the margin).

The Gas Company also has an uncommitted unsecured short-term borrowing facility of $7.5 million that was renewed during the second quarter of 2009. This credit line bears interest at the lending bank’s quoted rate or prime rate. The facility is available for working capital needs. No amounts were outstanding as of December 31, 2009.

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

Energy-Related Businesses: The Gas Company – (continued)

The facilities include events of default, representations and warranties and other covenants that are customary for facilities of this type. A change of control will occur if the Macquarie Group, or any fund or entity managed by the Macquarie Group, fails to control majority of the respective borrowers. Material terms of the credit facilities are summarized below:

	Holding Company Debt	Operating Company Debt
Borrowers	HGC	The Gas Company, LLC
Facilities	$80.0 million Term Loan	$80.0 million Term Loan	$20.0 million Revolver ($19.0 million drawn at December 31, 2009)
Collateral	First priority security interest on HGC’s assets and equity interests	First priority security interest on The Gas Company’s assets and equity interests
Maturity	June, 2013	June, 2013	June, 2013
Amortization	Payable at maturity	Payable at maturity	Payable at maturity for utility capital expenditures
Interest Rate: Years 1 – 5	LIBOR plus 0.60%	LIBOR plus 0.40%	LIBOR plus 0.40%
Commitment Fees: Years 1 – 5	—	—	0.14% on undrawn portion
Interest Rate: Years 6 – 7	LIBOR plus 0.70%	LIBOR plus 0.50%	LIBOR plus 0.50%
Commitment Fees: Years 6 – 7	—	—	0.18% on undrawn portion
Distributions Lock-Up Test	—	12 mo. look-forward and 12 mo. look-backward adjusted EBITDA/interest <3.5x (at December 31, 2009: 7.9x and 7.7x, respectively)	—
Mandatory Prepayments	—	12 mo. look-forward and 12 mo. look-backward adjusted EBITDA/interest <3.5x for 3 consecutive quarters	—
Events of Default Financial Triggers	—	12 mo. look-backward adjusted EBITDA/interest <2.5x	12 mo. look-backward adjusted EBITDA/ interest <2.5x

As part of the regulatory approval process of our acquisition of The Gas Company, we agreed to 14 regulatory conditions from the HPUC that address a variety of matters. The more significant conditions include:

•	the non-recoverability of goodwill, transaction or transition costs in future rate cases;
•	a requirement that The Gas Company and HGC’s ratio of consolidated debt to total capital does not exceed 65%; and,
•	a requirement to maintain $20.0 million in readily available cash resources at The Gas Company, HGC or the Company.

At December 31, 2009, the consolidated debt to total capital ratio was 63.2%.

Energy-Related Businesses – (continued)

District Energy

	Year Ended December 31,			Change (From 2008 to 2009) Favorable/(Unfavorable)		Change (From 2007 to 2008) Favorable/(Unfavorable)
	2009	2008	2007
($ In Thousands)	$	$	$	$	%	$	%
Cash provided by operating activities	14,448	17,766	14,085	(3,318)	(18.7)	3,681	26.1
Cash used in investing activities	(12,095)	(5,378)	(9,421)	(6,717)	(124.9)	4,043	42.9
Cash provided by financing activities	17,917	986	11,637	16,931	NM	(10,651)	(91.5)

NM — Not meaningful

Operating Activities

Cash provided by operating activities is primarily driven by customer receipts for services provided and for leased equipment (including non-revenue lease principal), the timing of payments for electricity and vendor services or supplies and the payment of payroll and benefit costs. The decline in cash provided by operating activities was primarily due to new customer reimbursements in 2008 for costs to connect to the business’ system, the timing of payments to vendors in 2009 compared to 2008 and a one-time capacity paydown from a customer in 2008. These items are also primarily responsible for the increase in cash provided by operating activities from 2007 to 2008. Excluding these payments, the cash contribution from ongoing operations was relatively flat period over period.

As provided in the agreement between MIC and John Hancock, the owners of the non-controlling interest of District Energy (collectively, the “members”), all “available cash” will be distributed pro rata to the members on a quarterly basis. “Available cash” is calculated as cash from operating activities plus cash from investing activities (excluding debt funded capital expenditures, and acquisitions net of cash) plus net debt proceeds minus distributions paid to minority shareholders of the Nevada district energy business. The distribution of available cash may be reduced to comply with any contractual or legal limitations, including restrictions on distributions contained in the business’ credit facility, and to provide for reserves for working capital requirements.

Investing Activities

Cash used in investing activities mainly comprises capital expenditures, which are generally funded by drawing on available facilities. Cash used in investing activities in 2008 and 2009 funded growth capital expenditures for new customer connections and plant expansion. A similar expansion of another downtown Chicago plant resulted in higher cash used in investing activities in 2007, when compared to 2008.

Maintenance Capital Expenditure

The business expects to spend up to $1.0 million per year on capital expenditures relating to the replacement of parts, system reliability, customer service improvements and minor system modifications. Maintenance capital expenditures will be funded from available facilities and cash from operating activities.

Growth Capital Expenditure

The following table summarizes growth capital expenditures committed by District Energy as well as the gross profit and EBITDA expected to be generated by those expenditures. Of the $27.7 million total, approximately $24.1 million, or 87%, has been spent as of December 31, 2009.

Energy-Related Businesses: District Energy – (continued)

	Capital Expenditure Cost ($ Millions)	Gross Profit/ EBITDA ($ Millions)(1)	Expected Date for Gross Profit/ EBITDA
Chicago Plant and Distribution System Expansion	7.7
New Chicago Customer Connections and Minor System Modifications	6.6
	14.3	4.9	2007 – 2012
Chicago Plant Renovation and Expansion	10.7	1.3	2009 – 2011
Las Vegas System Expansion	2.7	0.3	2010
Total	27.7	6.5

(1)	Represents projected increases in annualized EBITDA in the first year following completion of the project.

New customers will typically reimburse the business for a substantial portion of expenditures related to connecting them to the business’ system, thereby reducing the impact of this element of capital expenditure. In addition, new customers generally have up to two years after their initial service date to increase capacity up to their final contracted tons which may defer a small portion of the expected gross profit and EBITDA. The business anticipates that the expanded capacity sold to new or existing customers will be under contract or subject to letters of intent prior to the business committing to the capital expenditure. As of January 26, 2010, the business has signed contracts with eleven new customers representing approximately 80% of expected additional gross profit and EBITDA relating to the Chicago projects in the table above.

The business expects to fund the capital expenditures for system expansion and interconnection by drawing on debt facilities. The following table sets forth information about capital expenditures in District Energy:

	Maintenance	Growth
2007	$906,000	$8.5 million
2008	$987,000	$4.4 million
2009	$875,000	$11.2 million
2010 projected	$1.0 million	$4.1 million
Commitments at December 31, 2009	$257,000	$2.9 million

Financing Activities

At December 31, 2009, the outstanding balance on the business’ debt facilities consisted of $170.0 million in long-term loan facilities. The weighted average interest rate of the outstanding debt facilities including any interest rate swaps and fees associated with outstanding letters of credit at December 31, 2009 is 5.3%. For the year ended December 31, 2009, the business paid approximately $9.5 million in interest expense related to its debt facilities.

The increase in cash provided by financing activities is primarily due to $18.5 million of borrowings on the business’ credit facility in 2009 to finance growth capital expenditures.

The change from 2007 to 2008 was primarily due to the 2007 refinancing in which $150.0 million of new long-term borrowing was used to repay outstanding senior notes of $120.0 million and an $11.6 million revolver facility ($9.0 million of which was drawn in 2007), partially offset by a make-whole payment of $14.7 million.

Energy-Related Businesses: District Energy – (continued)

Material terms of the facility are presented below:

Borrower	Macquarie District Energy LLC, or MDE
Facilities	• $150.0 million term loan facility (fully drawn at December 31, 2009)
• $20.0 million capital expenditure loan facility (fully drawn at December 31, 2009)
• $18.5 million revolving loan facility ($7.1 million utilized at December 31, 2009 for letters of credit)
Amortization	Payable at maturity
Interest type	Floating
Interest rate and fees	• Interest rate:
• LIBOR plus 1.175% or
• Base Rate (for capital expenditure loan and revolving loan facilities only): 0.5% above the greater of the prime rate or the federal funds rate
• Commitment fee: 0.35% on the undrawn portion.
Maturity	September, 2014; September, 2012 for the revolving loan facility
Mandatory prepayment	• With net proceeds that exceed $1.0 million from the sale of assets not used for replacement assets;
• With insurance proceeds that exceed $1.0 million not used to repair, restore or replace assets;
• In the event of a change of control;
• In years 6 and 7, with 100% of excess cash flow applied to repay the term loan and capital expenditure loan facilities;
• With net proceeds from equity and certain debt issuances; and
• With net proceeds that exceed $1.0 million in a fiscal year from contract terminations that are not reinvested.
Distribution covenant	Distributions permitted if the following conditions are met:
• Backward interest coverage ratio greater than 1.5x (at December 31, 2009: 2.8x);
• Leverage ratio (funds from operations to net debt) for the previous 12 months equal to or greater than 6.0% (at December 31, 2009: 8.6%);

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

Energy-Related Businesses: District Energy – (continued)

The facility includes events of default, representations and warranties and other covenants that are customary for facilities of this type. A change of control will occur if the Macquarie Group, or any fund or entity managed by the Macquarie Group, fails to control a majority of MDE.

To hedge the interest commitments under the new term loan, District Energy entered into interest rate swaps fixing 100% of the term loan at 5.074% (excluding the margin).

Aviation-Related Business

Atlantic Aviation

	Year Ended December 31,			Change (From 2008 to 2009) Favorable/(Unfavorable)		Change (From 2007 to 2008) Favorable/(Unfavorable)
	2009	2008	2007
($ In Thousands)	$	$	$	$	%	$	%
Cash provided by operating activities	50,930	73,128	85,323	(22,198)	(30.4)	(12,195)	(14.3)
Cash used in investing activities	(10,817)	(68,002)	(704,259)	57,185	84.1	636,257	90.3
Cash (used in) provided by financing activities (1)	(76,736)	27,069	411,191	(103,805)	NM	(384,122)	(93.4)

NM - Not meaningful

(1)	During the first quarter of 2009, we provided Atlantic Aviation with a capital contribution of $50.0 million to pay down $44.6 million of debt. The remainder of the capital contribution was used to pay interest rate swap breakage fees and expenses. In the first quarter of 2008, we provided Atlantic Aviation with $41.9 million of funding, which was used to pay for the acquisition of SevenBar FBOs (reflected above in cash used in investing activities) and to pre-fund integration costs. These contributions have been excluded from the above table as they are eliminated on consolidation.

In response to the slowing of the overall economy and the recent decline in general aviation activity, we continue to reduce the indebtedness of Atlantic Aviation. In cooperation with the business’ lenders, the terms of the loan agreement were amended by Atlantic Aviation. The amendment was executed on February 25, 2009. The revised terms are outlined under “Financing Activities” below.

Operating Activities

Operating cash at Atlantic Aviation is generated from sales transactions primarily paid by credit cards. Some customers are extended payment terms and billed accordingly. Cash is used in operating activities mainly for payments to vendors of fuel, aircraft services and professional services, as well as payroll costs and payments to tax jurisdictions. Cash provided by operating activities decreased mainly due to:

•	a decline in gross profit resulting from the decrease in volume of fuel sold; and
•	payment of interest rate swap breakage fees associated with the prepayment of the term loan debt; partially offset by
•	reduced interest expense, other than swap breakage fees, from lower debt levels; and
•	collection of aged accounts receivable.

Investing Activities

Cash used in investing activities relates primarily to acquisitions and capital expenditures. The decrease in cash used in investing activity is primarily due to the SevenBar acquisition in March 2008 and lower capital expenditures by the business.

Maintenance expenditures are generally funded by cash from operating activities and growth capital expenditures are generally funded with drawdowns on capital expenditure facilities.

Aviation-Related Business: Atlantic Aviation – (continued)

Maintenance Capital Expenditure

Maintenance capital expenditures encompass repainting, replacing equipment as necessary and any ongoing environmental or required regulatory expenditure, such as installing safety equipment. These expenditures are generally funded from cash flow from operating activities.

Growth Capital Expenditure

Growth capital expenditures are incurred primarily in connection with lease extensions and only where the business expects to receive an appropriate return relative to its cost of capital. Historically these expenditures have included development of hangars, terminal buildings and ramp upgrades. The business has generally funded these projects through its growth capital expenditure facilities.

The following table sets forth information about capital expenditures in Atlantic Aviation:

	Maintenance	Growth
2007	$8.6 million	$19.0 million
2008	$7.7 million	$26.8 million
2009	$4.5 million	$6.3 million
2010 projected	$7.6 million	$1.8 million
Commitments at December 31, 2009	$24,000	$203,000

Growth capital expenditures declined in 2009 since various major projects were completed in 2008, these include the construction of a new hangar at the San Jose FBO and a ramp repair and extension at the Teterboro location that were completed in 2008. The business expects growth capital expenditures to be $1.8 million in 2010 and $4.5 million in 2011. This expected decrease in growth capital expenditures reflects the completion of all major projects undertaken last year as well as obligations under our various FBO lease agreements.

The decreases in maintenance capital expenditures were primarily due to the deferral of maintenance capital expenditures in response to the overall soft economy.

Financing Activities

At December 31, 2009, the outstanding balance on the business’ debt facilities consisted of $818.4 million in term loan facility borrowings, which is 100% hedged with interest rate swaps, and $44.9 million in capital expenditure facility borrowings. The weighted average interest rate of the outstanding debt facilities including any interest rate swaps at December 31, 2009 is 6.37%. In 2009, the business paid approximately $57.3 million in interest expense, excluding interest rate swap breakage fees, related to its debt facilities.

In addition, for the year ended December 31, 2009, cash interest expense included $8.8 million in interest rate swap breakage fees. The business expects to pay further interest rate swap breakage fees to its swap counterparties as it continues to pay down its term loan debt and reduce its corresponding interest rate swaps.

During the first quarter of 2009, the Company provided the business with a capital contribution of $50.0 million. The business paid down $44.6 million of debt and used the remainder of the capital contribution to pay interest rate swap breakage and debt amendment fees. In addition, during 2009 the business used $40.6 million of its excess cash flow to prepay $37.0 million of the outstanding principal balance of the term loan and $3.6 million in interest rate swap breakage fees.

In February, 2010, Atlantic Aviation used $17.1 million of cash generated by Atlantic Aviation to repay $15.5 million of the outstanding principal balance of the term loan debt and $1.6 million of interest rate swap breakage fees. As a result of this prepayment, the leverage ratio would decrease to 7.82x based upon the trailing twelve months December 2009 EBITDA, as calculated under the facility. We expect to apply all excess cash flow from the business to prepay additional debt principal for the foreseeable future.

The decrease in cash provided by financing activities is primarily due to the debt prepayment made in 2009.

Aviation-Related Business: Atlantic Aviation – (continued)

The financial covenant requirements under Atlantic Aviation’s credit facility, and the calculation of these measures at December 31, 2009, were as follows:

•	Debt Service Coverage Ratio >1.2x (default threshold). The ratio at December 31, 2009 was 1.85x.
•	Leverage Ratio debt to EBITDA for the trailing twelve months 8.25x (default threshold). The ratio at December 31, 2009 was 7.97x.

The terms of the loan agreement of Atlantic Aviation have been revised in accordance with the amendment completed and effective on February 25, 2009. A comparative summary of key terms is presented below.

Borrower	Atlantic Aviation
Facilities	$900.0 million term loan facility (outstanding balance of $818.4 million at December 31, 2009)
$50.0 million capital expenditure facility ($44.9 million drawn at December 31, 2009)
$18.0 million revolving working capital and letter of credit facility ($6.5 million utilized to back letter of credit at December 31, 2009)
Amortization	Payable at maturity
Years 1 to 5, amortization per leverage grid below:
100% excess cash flow when Leverage Ratio is 6.0x or above
50% excess cash flow when Leverage Ratio is between 6.0x and 5.5x 100% of excess cash flow in years 6 and 7 (unchanged)
Interest type	Floating
Interest rate and fees	Years 1 – 5:
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
In the event of a change of control;
Additional mandatory prepayment based on leverage grid (see distribution covenant below)
With any FBO lease termination payments received;
With excess cash flows in years 6 and 7.
Financial covenants	Debt service coverage ratio >1.2x (at December 31, 2009: 1.85x)
Maximum leverage ratio for subsequent periods modified as follows: 2009: 8.25x 2012: 6.75x 2010: 8.00x 2013: 6.00x 2011: 7.50x 2014: 5.00x (unchanged)

Aviation-Related Business: Atlantic Aviation – (continued)

Distribution covenant	Distributions permitted if the following conditions are met:
Backward and forward debt service coverage ratio equal to or greater than 1.6x;
No default;
All mandatory prepayments have been made;
Replaced by a test based on the Leverage Ratio:
100% of excess cash flow permitted to be distributed when leverage ratio is below 5.5x
50% of excess cash to be distributed when leverage ratio is equal to or greater than 5.5x and less than 6.0x
No distribution permitted when leverage ratio is 6.0x or above
No revolving loans outstanding.
Collateral	First lien on the following (with limited exceptions):
Project revenues;
Equity of the borrower and its subsidiaries; and
Insurance policies and claims or proceeds.
Adjusted EBITDA definition	Excludes (i) all extraordinary or non-recurring non-cash income or losses during relevant the period (including losses resulting from write-off of goodwill or other assets); and (ii) any non-cash income or losses due to change in market value of the hedging agreements

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

Goodwill, Intangible Assets and Property, Plant and Equipment

Significant assets acquired in connection with our acquisition of The Gas Company, District Energy and Atlantic Aviation include contract rights, customer relationships, non-compete agreements, trademarks, domain names, property and equipment and goodwill.

Trademarks and domain names are generally considered to be indefinite life intangibles. Trademarks, domain names and goodwill are not amortized in most circumstances. It may be appropriate to amortize some trademarks and domain names. However, for unamortized intangible assets, we are required to perform annual impairment reviews and more frequently in certain circumstances.

The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values, which included the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value. The Gas Company, District Energy and Atlantic Aviation are separate reporting units for purposes of this analysis. The impairment test for trademarks and domain names, which are not amortized, requires the determination of the fair value of such assets. If the fair value of the trademarks and domain names is less than their carrying value, an impairment loss is recognized in an amount equal to the difference. We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and/or intangible assets. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or material negative change in relationship with significant customers.

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

Significant intangibles, including contract rights, customer relationships, non-compete agreements and technology are amortized using the straight-line method over the estimated useful lives of the intangible asset after consideration of historical results and anticipated results based on our current plans. With respect to contract rights in Atlantic Aviation, we take into consideration the history of contract right renewals in determining our assessment of useful life and the corresponding amortization period.

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

We test for goodwill and indefinite-lived intangible assets when there is an indicator of impairment. Impairments of goodwill, property, equipment, land and leasehold improvements and intangible assets during 2009, 2008 and 2007 relating to Atlantic Aviation, are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7.

Revenue Recognition

The Gas Company recognizes revenue when the services are provided. Sales of gas to customers are billed on a monthly cycle basis. Most revenue is based upon consumption; however, certain revenue is based upon a flat rate.

District Energy recognizes revenue from cooling capacity and consumption at the time of performance of service. Cash received from customers for services to be provided in the future are recorded as unearned revenue and recognized over the expected services period on a straight-line basis.

Fuel revenue from Atlantic Aviation is recorded when fuel is provided or when services are rendered. Atlantic Aviation also records hangar rental fees, which are recognized during the month for which service is provided.

Hedging

We have in place variable-rate debt. Management believes that it is prudent to limit the variability of a portion of its interest payments. To meet this objective, the Company enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk on a majority of its debt with a variable-rate component.

As of February 25, 2009 for Atlantic Aviation and effective April 1, 2009 for our other businesses, we elected to discontinue hedge accounting. From the dates that hedge accounting was discontinued, all movements in the fair value of the interest rate swaps are recorded directly through earnings. As a result of the discontinuance of hedge accounting, we will reclassify into earnings net derivative losses included in accumulated other comprehensive loss over the remaining life of the existing interest rate swaps.

Our derivative instruments are recorded on the balance sheet at fair value with changes in fair value of interest rate swaps recorded directly through earnings. We measure derivative instruments at fair value using the income approach, which discounts the future net cash settlements expected under the derivative contracts to a present value. See Note 13, “Derivative Instruments and Hedging Activities” in our consolidated financial statements in Part II, Item 8, for further discussion.

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

In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Accounting Policies, Accounting Changes and Future Application of Accounting Standards

See Note 2, “Summary of Significant Accounting Policies” in our consolidated financial statements for a summary of the Company’s significant accounting policies, including a discussion of recently adopted and issued accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The discussion that follows describes our exposure to market risks and the use of derivatives to address those risks. See “Critical Accounting Estimates — Hedging” for a discussion of the related accounting.

Interest Rate Risk

We are exposed to interest rate risk in relation to the borrowings of our businesses. Our current policy is to enter into derivative financial instruments to fix variable rate interest payments covering at least half of the interest rate risk associated with the borrowings of our businesses, subject to the requirements of our lenders. As of December 31, 2009, we had $1.2 billion of current and long-term debt for our consolidated continuing operations, $1.1 billion of which was economically hedged with interest rate swaps and $83.9 million of which was unhedged.

IMTT

At December 31, 2009, IMTT had two issues of New Jersey Economic Development Authority tax exempt revenue bonds outstanding with a total balance of $36.3 million where the interest rate is reset daily by tender. A 1% increase in interest rates on this tax exempt debt would result in a $363,000 increase in interest cost per year and a corresponding 1% decrease would result in a $363,000 decrease in interest cost per year. IMTT’s exposure to interest rate changes through this tax exempt debt has been hedged from October 2007 through November 2012 through the use of a $36.3 million face value 67% of LIBOR swap. As this interest rate swap is fixed against 67% of 30-day LIBOR and not the daily tax exempt tender rate, it does not result in a perfect hedge for short-term rates on tax exempt debt although it will largely offset any additional interest rate expense incurred as a result of increases in interest rates. If interest rates decrease, the fair market value of this interest rate swap will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the interest rate swap of $137,000 and a corresponding 10% relative increase would result in a $136,000 increase in the fair market value.

At December 31, 2009, IMTT had a $65.0 million floating rate term loan outstanding. A 1% increase in interest rates on the term loan would result in a $650,000 increase in interest cost per year. A corresponding 1% decrease would result in a $650,000 decrease in interest cost per year. IMTT’s exposure to interest rate changes through the term loan has been fully hedged through the use of an amortizing interest rate swap. These hedging arrangements will fully offset any additional interest rate expense incurred as a result of increases in interest rates. However, if interest rates decrease, the fair market value of the interest rate swap will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the interest rate swap of $333,000. A corresponding 10% relative increase in interest rates would result in a $331,000 increase in the fair market value of the interest rate swap.

At December 31, 2009, IMTT had issued $215.0 million in Gulf Opportunity Zone Bonds (GO Zone Bonds) to fund qualified project costs at its St. Rose and Geismar storage facilities. The interest rate on the GO Zone Bonds is reset daily or weekly at IMTT’s option by tender. A 1% increase in interest rates on the outstanding GO Zone Bonds would result in a $2.2 million increase in interest cost per year and a corresponding 1% decrease would result in a $2.2 million decrease in interest cost per year. IMTT’s exposure to interest rate changes through the GO Zone Bonds has been largely hedged until June 2017 through the use of an interest rate swap which has a notional value of $215.0 million. As the interest rate swap is fixed against 67% of the 30-day LIBOR rate and not the tax exempt tender rate, it does not result in a perfect hedge for short-term rates on tax exempt debt although it will largely offset any additional interest rate expense incurred as a result of increases in interest rates. If interest rates decrease, the fair market value of the interest rate swap will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the interest rate swap of $171,000 and a corresponding 10% relative increase would result in a $170,000 increase in the fair market value.

On December 31, 2009, IMTT had $230.1 million outstanding under its U.S. revolving credit facility. A 1% increase in interest rates on this debt would result in a $2.3 million increase in interest cost per year and a corresponding 1% decrease would result in a $2.3 million decrease in interest cost per year. IMTT’s exposure to interest rate changes on its U.S. revolving credit facility has been partially hedged against 90-day LIBOR from October 2007 through March 2017 through the use of an interest rate swap which has a notional value of $115.0 million as of December 31, 2009 which increases to $200.0 million through December 31, 2012. If interest rates decrease, the fair market value of the interest rate swap will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the interest rate swap of $3.7 million and a corresponding 10% relative increase would result in a $3.6 million increase in the fair market value.

On December 31, 2009, IMTT had $20.8 million outstanding under its Canadian revolving credit facility. A 1% increase in interest rates on this debt would result in a $208,000 increase in interest cost per year and a corresponding 1% decrease would result in a $208,000 decrease in interest cost per year.

On December 31, 2009, IMTT had $30.0 million outstanding under its Regions term loan facility. A 1% increase in interest rates on this debt would result in a $300,000 increase in interest cost per year and a corresponding 1% decrease would result in a $300,000 decrease in interest cost per year.

The Gas Company

The senior term-debt for The Gas Company and HGC comprise two non-amortizing term facilities totaling $160.0 million and a senior secured revolving credit facility totaling $20.0 million. At December 31, 2009, the entire $160.0 million in term debt and $19.0 million of the revolving credit line had been drawn. These variable rate facilities mature on June 7, 2013.

A 1% increase in the interest rate on The Gas Company and HGC’s term debt would result in a $1.6 million increase in interest cost per year. A corresponding 1% decrease would result in a $1.6 million decrease in annual interest cost. The Gas Company and HGC’s exposure to interest rate changes for the term facilities has, however, been fully hedged from September 1, 2006 until maturity through interest rate swaps. These derivative hedging arrangements will offset any interest rate increases or decreases during the term of the notes, resulting in stable interest rates of 5.24% for The Gas Company (rising to 5.34% in years 6 and 7 of the facility) and 5.44% for HGC (rising to 5.54% in years 6 and 7 of the facility). A 10% relative decrease in market interest rates from December 31, 2009 levels would decrease the fair market value of the hedge instruments by $1.3 million. A corresponding 10% relative increase would increase their fair market value by $1.3 million.

The Gas Company also has a $20.0 million revolver of which $19.0 million was drawn at December 31, 2009. A 1% increase in the interest rate on The Gas Company’s revolver would result in a $190,000 increase in interest cost per year. A corresponding 1% decrease would result in a $190,000 decrease in annual interest cost.

District Energy

District Energy has a $150.0 million floating rate term loan facility maturing in 2014. A 1% increase in the interest rate on the $150.0 million District Energy debt would result in a $1.5 million increase in the interest cost per year. A corresponding 1% decrease would result in a $1.5 million decrease in interest cost per year.

District Energy’s exposure to interest rate changes through the term loan facility has been fully hedged to maturity through the use of interest rate swaps. These hedging arrangements will offset any additional interest rate expense incurred as a result of increases in interest rates. However, if interest rates decrease, the value of District Energy’s hedge instruments will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the hedge instruments of $2.0 million. A corresponding 10% relative increase would result in a $2.0 million increase in the fair market value.

District Energy also has a $20.0 million capital expenditure loan facility which was fully drawn at December 31, 2009. A 1% increase in the interest rate on District Energy’s capital expenditure loan facility would result in a $200,000 increase in interest cost per year. A corresponding 1% decrease would result in a $200,000 decrease in annual interest cost.

Atlantic Aviation

As of December 31, 2009, the outstanding balance of the floating rate senior debt for Atlantic Aviation was $863.3 million. A 1% increase in the interest rate on Atlantic Aviation’s debt would result in an $8.6 million increase in the interest cost per year. A corresponding 1% decrease would result in an $8.6 million decrease in interest cost per year.

The exposure of the term loan portion of the senior debt (which at December 31, 2009 was $818.4 million) to interest rate changes has been 100% hedged until October 2012 through the use of interest rate swaps. These hedging arrangements will offset any additional interest rate expense incurred as a result of increases in interest rates during that period. However, if interest rates decrease, the value of our hedge instruments will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the hedge instruments of $3.8 million. A corresponding 10% relative increase would result in a $3.8 million increase in the fair market value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MACQUARIE INFRASTRUCTURE COMPANY LLC

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Macquarie Infrastructure Company LLC:

We have audited the accompanying consolidated balance sheets of Macquarie Infrastructure Company LLC and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, members’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macquarie Infrastructure Company LLC and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Macquarie Infrastructure Company LLC’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for noncontrolling interests due to the adoption of ASC 810-10 Consolidation (formerly Statement on Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51) in 2009.

/s/ KPMG LLP
Dallas, Texas
February 25, 2010

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008(1)
	($ in Thousands, Except Share Data)
ASSETS
Current assets:
Cash and cash equivalents	$27,455	$66,054
Accounts receivable, less allowance for doubtful accounts of $1,629 and $2,141, respectively	47,256	60,874
Dividends receivable	—	7,000
Inventories	14,305	15,968
Prepaid expenses	6,688	7,954
Deferred income taxes	23,323	21,960
Income tax receivable	—	489
Other	10,839	13,591
Assets of discontinued operations held for sale	86,695	105,725
Total current assets	216,561	299,615
Property, equipment, land and leasehold improvements, net	580,087	592,435
Restricted cash	16,016	15,982
Equipment lease receivables	33,266	36,127
Investment in unconsolidated business	207,491	184,930
Goodwill	516,182	586,249
Intangible assets, net	751,081	811,973
Deferred financing costs, net of accumulated amortization	17,088	22,209
Other	1,449	2,916
Total assets	$2,339,221	$2,552,436
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Due to manager – related party	$1,977	$3,521
Accounts payable	44,575	45,565
Accrued expenses	17,432	23,189
Current portion of notes payable and capital leases	235	1,914
Current portion of long-term debt	45,900	—
Fair value of derivative instruments	49,573	45,464
Customer deposits	5,617	5,457
Other	9,338	10,201
Liabilities of discontinued operations held for sale	220,549	224,888
Total current liabilities	395,196	360,199
Notes payable and capital leases, net of current portion	1,498	1,622
Long-term debt, net of current portion	1,166,379	1,327,800
Deferred income taxes	107,840	83,228
Fair value of derivative instruments	54,794	105,970
Other	38,746	39,356
Total liabilities	1,764,453	1,918,175
Commitments and contingencies	—	—
Members’ equity:
LLC interests, no par value; 500,000,000 authorized; 45,292,913 LLC interests issued and outstanding at December 31, 2009 and 44,948,694 LLC interests issued and outstanding at December 31, 2008	959,897	956,956
Additional paid in capital	21,956	—
Accumulated other comprehensive loss	(43,232)	(97,190)
Accumulated deficit	(360,095)	(230,928)
Total members’ equity	578,526	628,838
Noncontrolling interests	(3,758)	5,423
Total equity	574,768	634,261
Total liabilities and equity	$2,339,221	$2,552,436

(1)	Reclassified to conform to current period presentation.

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2009	Year Ended December 31, 2008(1)	Year Ended December 31, 2007(1)
	($ in Thousands, Except Share and Per Share Data)
Revenue
Revenue from product sales	$394,200	$586,054	$445,852
Revenue from product sales – utility	95,769	121,770	95,770
Service revenue	215,349	264,851	207,680
Financing and equipment lease income	4,758	4,686	4,912
Total revenue	710,076	977,361	754,214
Costs and expenses
Cost of product sales	231,139	406,997	302,283
Cost of product sales – utility	71,252	103,216	64,371
Cost of services	46,317	63,850	53,387
Selling, general and administrative	214,865	231,273	185,370
Fees to manager – related party	4,846	12,568	65,639
Goodwill impairment	71,200	52,000	—
Depreciation	36,813	40,140	20,502
Amortization of intangibles	60,892	61,874	32,356
Total operating expenses	737,324	971,918	723,908
Operating (loss) income	(27,248)	5,443	30,306
Other income (expense)
Interest income	119	1,090	5,705
Interest expense	(91,154)	(88,652)	(65,356)
Loss on extinguishment of debt	—	—	(27,512)
Equity in earnings (losses) and amortization charges of investee	22,561	1,324	(32)
Loss on derivative instruments	(29,540)	(2,843)	(1,362)
Other income (expense), net	760	(19)	(1,088)
Net loss from continuing operations before income taxes and noncontrolling interests	(124,502)	(83,657)	(59,339)
Benefit for income taxes	15,818	14,061	16,764
Net loss from continuing operations before noncontrolling interests	(108,684)	(69,596)	(42,575)
Net income attributable to noncontrolling interests	486	585	554
Net loss from continuing operations	$(109,170)	$(70,181)	$(43,129)
Discontinued operations
Net loss from discontinued operations before income taxes and noncontrolling interests	(23,647)	(180,104)	(9,679)
Benefit (provision) for income taxes	1,787	70,059	(281)
Net loss from discontinued operations before noncontrolling interests	(21,860)	(110,045)	(9,960)
Net loss attributable to noncontrolling interests	(1,863)	(1,753)	(1,035)
Net loss from discontinued operations	$(19,997)	$(108,292)	$(8,925)
Net loss	$(129,167)	$(178,473)	$(52,054)
Basic and diluted loss per share from continuing operations	$(2.43)	$(1.56)	$(1.05)
Basic and diluted loss per share from discontinued operations	(0.44)	(2.41)	(0.22)
Basic and diluted loss per share	$(2.87)	$(3.97)	$(1.27)
Weighted average number of shares outstanding: basic and diluted	45,020,085	44,944,326	40,882,067
Cash distributions declared per share	$—	$2.125	$2.385

(1)	Reclassified to conform to current period presentation.

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED STATEMENTS OF MEMBERS’
EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Macquarie Infrastructure Company LLC Member’s Equity
	Trust stock and LLC interests		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Members’ Equity	Noncontrolling Interests(1)	Total Equity
	Number of Shares	Amount
	($ in Thousands, Except Share and Per Share Data)
Balance at December 31, 2006	37,562,165	$864,233	$—	$—	$192	$864,425	$8,181	$872,606
Issuance of LLC interests, net of offering costs	6,165,871	241,330	—	—	—	241,330	—	241,330
Issuance of LLC interests to manager	1,193,475	43,962	—	—	—	43,962	—	43,962
Issuance of LLC interests to independent directors	16,869	450	—	—	—	450	—	450
Distributions to holders of LLC interests (comprising $0.57 per share paid on 37,562,165 shares, $0.59 per share paid on 37,562,165 shares, $0.605 per share paid on 43,766,877 shares and $0.62 per share paid on 44,938,380 shares)	—	(97,913)	—	—	—	(97,913)	—	(97,913)
Distributions to noncontrolling interest members	—	—	—	—	—	—	(528)	(528)
Other comprehensive loss:
Net loss for the year ended December 31, 2007	—	—	—	(52,054)	—	(52,054)	(481)	(52,535)
Retained earnings adjustment relating to income taxes (FIN 48)	—	—	—	(401)	—	(401)	—	(401)
Change in fair value of derivatives, net of taxes of $21,702	—	—	—	—	(30,731)	(30,731)	—	(30,731)
Reclassification of realized gains of derivatives into earnings, net of taxes of $1,905	—	—	—	—	(2,855)	(2,855)	—	(2,855)
Change in post-retirement benefit plans, net of taxes of $218	—	—	—	—	339	339	—	339
Total comprehensive loss for the year ended December 31, 2007						(85,702)	(481)	(86,183)
Balance at December 31, 2007	44,938,380	$1,052,062	$—	$(52,455)	$(33,055)	$966,552	$7,172	$973,724
Offering costs related to prior period issuance of LLC interests	—	(47)	—	—	—	(47)	—	(47)
Issuance of LLC interests to independent directors	10,314	450	—	—	—	450	—	450
Distributions to holders of LLC interests (comprising $0.635 per share paid on 44,938,380 shares, $0.645 per share paid on 44,948,694 shares, $0.645 per share paid on 44,948,694 shares and $0.20 per share paid on 44,948,694 shares)	—	(95,509)	—	—	—	(95,509)	—	(95,509)
Distributions to noncontrolling interest members	—	—	—	—	—	—	(481)	(481)
Purchase of subsidiary interest from noncontrolling interest	—	—	—	—	—	—	(100)	(100)
Other comprehensive loss:
Net loss for the year ended December 31, 2008	—	—	—	(178,473)	—	(178,473)	(1,168)	(179,641)
Translation adjustment	—	—	—	—	(4)	(4)	—	(4)

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED STATEMENTS OF MEMBERS’
EQUITY AND COMPREHENSIVE INCOME (LOSS) – (continued)

	Macquarie Infrastructure Company LLC Member’s Equity
	Trust stock and LLC interests		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Members’ Equity	Noncontrolling Interests(1)	Total Equity
	Number of Shares	Amount
	($ in Thousands, Except Share and Per Share Data)
Change in fair value of derivatives, net of taxes of $49,188	—	—	—	—	(74,267)	(74,267)	—	(74,267)
Reclassification of realized losses of derivatives into earnings, net of taxes of $10,255	—	—	—	—	15,639	15,639	—	15,639
Unrealized loss on marketable securities	—	—	—	—	(1)	(1)	—	(1)
Change in post-retirement benefit plans, net of taxes of $3,539	—	—	—	—	(5,502)	(5,502)	—	(5,502)
Total comprehensive loss for the year ended December 31, 2008						(242,608)	(1,168)	(243,776)
Balance at December 31, 2008	44,948,694	$956,956	$—	$(230,928)	$(97,190)	$628,838	$5,423	$634,261
Issuance of LLC interests to manager	330,104	2,491	—	—	—	2,491	—	2,491
Issuance of LLC interests to independent directors	14,115	450	—	—	—	450	—	450
Distributions to noncontrolling interest members	—	—	—	—	—	—	(583)	(583)
Sale of subsidiary interest to noncontrolling interest	—	—	21,956	—	4,685	26,641	(7,352)	19,289
Other comprehensive loss:
Net loss for the year ended December 31, 2009	—	—	—	(129,167)	—	(129,167)	(1,377)	(130,544)
Change in fair value of derivatives, net of taxes of $1,050	—	—	—	—	1,498	1,498	—	1,498
Reclassification of realized losses of derivatives into earnings, net of taxes of $31,885	—	—	—	—	47,857	47,857	131	47,988
Change in post-retirement benefit plans, net of taxes of $53	—	—	—	—	(82)	(82)	—	(82)
Total comprehensive loss for the year ended December 31, 2009						(79,894)	(1,246)	(81,140)
Balance at December 31, 2009	45,292,913	$959,897	$21,956	$(360,095)	$(43,232)	$578,526	$(3,758)	$574,768

(1)	Reclassified to conform to current period presentation.

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2009	Year Ended December 31, 2008(1)	Year Ended December 31, 2007(1)
	($ In Thousands)
Operating activities
Net loss	$(129,167)	$(178,473)	$(52,054)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss from discontinued operations	19,997	108,292	8,925
Non-cash goodwill impairment	71,200	52,000	—
Depreciation and amortization of property and equipment	42,899	45,953	26,294
Amortization of intangible assets	60,892	61,874	32,356
Equity in (earnings) losses and amortization charges of investees	(22,561)	(1,324)	32
Equity distributions from investees	7,000	1,324	—
Amortization of debt financing costs	5,121	4,762	4,429
Non-cash derivative loss (gain), net of non-cash interest expense (income)	29,540	2,843	(2,693)
Base management and performance fees settled/to be settled in LLC interests	4,384	—	43,962
Equipment lease receivable, net	2,610	2,372	2,531
Deferred rent	183	183	178
Deferred taxes	(17,923)	(16,037)	(22,536)
Other non-cash expenses, net	2,601	4,700	4,243
Non-operating losses relating to foreign investments	—	—	3,437
Loss on extinguishment of debt	—	—	27,512
Changes in other assets and liabilities, net of acquisitions:
Restricted cash	—	—	264
Accounts receivable	13,020	16,392	(12,244)
Inventories	1,233	2,698	(3,291)
Prepaid expenses and other current assets	3,086	6,928	605
Due to manager – related party	(3,438)	(2,216)	1,453
Accounts payable and accrued expenses	(4,670)	(17,132)	22,923
Income taxes payable	535	(1,108)	4,981
Other, net	(3,566)	1,548	2,192
Net cash provided by operating activities from continuing operations	82,976	95,579	93,499
Investing activities
Acquisitions of businesses and investments, net of cash acquired	—	(41,804)	(704,171)
Proceeds from sale of equity investment	—	—	84,904
Proceeds from sale of investment	29,500	7,557	160
Settlements of non-hedging derivative instruments	—	—	(2,530)
Purchases of property and equipment	(30,320)	(49,560)	(45,721)
Return of investment in unconsolidated business	—	26,676	28,000
Other	304	415	505
Net cash used in investing activities from continuing operations	(516)	(56,716)	(638,853)

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

	Year Ended December 31, 2009	Year Ended December 31, 2008(1)	Year Ended December 31, 2007(1)
	($ In Thousands)
Financing activities
Proceeds from issuance of LLC interests	—	—	252,739
Proceeds from long-term debt	10,000	5,000	1,356,625
Net (payments) proceeds on line of credit facilities	(45,400)	96,150	11,560
Offering and equity raise costs paid	—	(65)	(11,392)
Distributions paid to holders of LLC interests	—	(95,509)	(97,913)
Distributions paid to noncontrolling interests	(583)	(481)	(395)
Payment of long-term debt	(81,621)	—	(904,500)
Debt financing costs paid	—	(1,879)	(26,234)
Make — whole payment on debt refinancing	—	—	(14,695)
Change in restricted cash	(33)	(865)	5,367
Payment of notes and capital lease obligations	(181)	(653)	(544)
Net cash (used in) provided by financing activities from continuing operations	(117,818)	1,698	570,618
Net change in cash and cash equivalents from continuing operations	(35,358)	40,561	25,264
Cash flows (used in) provided by discontinued operations:
Net cash (used in) provided by operating activities	(4,732)	(1,904)	3,051
Net cash used in investing activities	(445)	(26,684)	(5,157)
Net cash provided by (used in) financing activities	2,144	(1,215)	(3,072)
Cash used in discontinued operations(2)	(3,033)	(29,803)	(5,178)
Change in cash of discontinued operations held for sale(2)	(208)	2,459	5,902
Effect of exchange rate changes on cash	—	—	(1)
Net change in cash and cash equivalent	(38,599)	13,217	25,987
Cash and cash equivalents, beginning of period	66,054	52,837	26,850
Cash and cash equivalents, end of period	$27,455	$66,054	$52,837
Supplemental disclosures of cash flow information for continuing operations:
Non-cash investing and financing activities:
Accrued acquisition and equity offering costs	$—	$—	$1,208
Accrued purchases of property and equipment	$1,277	$883	$1,647
Acquisition of equipment through capital leases	$—	$—	$30
Issuance of LLC interests to manager for base management and performance fees	$2,490	$—	$43,962
Issuance of LLC interests to independent directors	$450	$450	$450
Taxes paid	$1,231	$3,048	$3,632
Interest paid	$87,308	$84,235	$77,914

(1)	Reclassified to conform to current period presentation.
(2)	Cash of discontinued operations held for sale is reported in assets of discontinued operations held for sale in the accompanying consolidated balance sheets. The cash used in discontinued operations is different than the change in cash of discontinued operations held for sale due to intercompany transactions that are eliminated in consolidation.

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Macquarie Infrastructure Company LLC, a Delaware limited liability company, was formed on April 13, 2004. Macquarie Infrastructure Company LLC, both on an individual entity basis and together with its consolidated subsidiaries, is referred to in these financial statements as “the Company”. The Company owns, operates and invests in a diversified group of infrastructure businesses in the United States. Macquarie Infrastructure Management (USA) Inc. is the Company’s manager and is referred to in these financial statements as the Manager. The Manager is a subsidiary of the Macquarie Group of companies, which is comprised of Macquarie Group Limited and its subsidiaries and affiliates worldwide. Macquarie Group Limited is headquartered in Australia and is listed on the Australian Stock Exchange.

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

The Company owns its businesses through its wholly-owned subsidiary Macquarie Infrastructure Company Inc., or MIC Inc. The Company’s businesses operate predominantly in the United States, and consist of the following:

The Energy-Related Businesses:

(i)	a 50% interest in a bulk liquid storage terminal business (“International Matex Tank Terminals” or “IMTT”), which provides bulk liquid storage and handling services at ten marine terminals in the United States and two in Canada and is one of the largest participants in this industry in the U.S., based on capacity;
(ii)	a gas production and distribution business (“The Gas Company”), which is a full-service gas energy company, making gas products and services available in Hawaii; and,
(iii)	a 50.01% controlling interest in a district energy business (“Thermal Chicago” or “District Energy”), which operates the largest district cooling system in the U.S., serving various customers in Chicago, Illinois and Las Vegas, Nevada.

The Aviation-Related Business — an airport services business (“Atlantic Aviation”), comprising a network of 72 fixed base operations, or FBOs, providing products and services including fuel and aircraft hangaring/parking to owners and operators of private jets at 68 airports and one heliport in the U.S.

On January 28, 2010, the Company agreed to sell the assets in its airport parking business (“Parking Company of America Airports” or “PCAA”) through a bankruptcy process which the Company expects to complete in the first half of 2010. This business is now a discontinued operation and is therefore separately reported in the Company’s consolidated financial statements and is no longer a reportable segment.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Except as otherwise specified, we refer to Macquarie Infrastructure Company LLC and its subsidiaries collectively as the “Company”. The Company consolidates investments where it has a controlling financial interest. The usual condition for a controlling financial interest is ownership of a majority of the voting interest and, therefore, as a general rule, ownership, directly or indirectly, of over 50% of the outstanding

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

voting shares is a condition for consolidation. For investments in variable interest entities, the Company consolidates when it is determined to be the primary beneficiary of the variable interest entity. As of December 31, 2009, the Company was not the primary beneficiary of any variable interest entity in which it did not own a majority of the outstanding voting stock.

Investments

The Company accounts for 50% or less owned companies over which it has the ability to exercise significant influence using the equity method of accounting, otherwise the cost method is used. The Company’s share of net income or losses of equity investments is included in equity in earnings (loss) and amortization charges of investee in the consolidated statements of operations. Losses are recognized in other income (expense) when a decline in the value of the investment is deemed to be other than temporary. In making this determination, the Company considers factors to be evaluated in determining whether a loss in value should be recognized, including the Company’s ability to hold its investment and inability of the investee to sustain an earnings capacity, which would justify the carrying amount of the investment.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents at December 31, 2008 was $15.0 million of commercial paper, issued by a counterparty with a Standard & Poor rating of A1+, which matured in January 2009.

Restricted Cash

The Company classifies all cash pledged as collateral on the outstanding senior debt as restricted cash in the consolidated balance sheets relating to Atlantic Aviation. The Company recorded $16.0 million of cash pledged as collateral in the consolidated balance sheets at December 31, 2009 and at December 31, 2008. In addition, the Company has $52,000 as restricted cash in other current assets at December 31, 2009 and at December 31, 2008.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Inventory

Inventory consists principally of fuel purchased from various third-party vendors and materials and supplies at Atlantic Aviation and The Gas Company. Fuel inventory is stated at the lower of cost or market. Materials and supplies inventory is valued at the lower of average cost or market. Inventory sold is recorded using the first-in-first-out method at Atlantic Aviation and an average cost method at The Gas Company. Cash flows related to the sale of inventory are classified in net cash provided by operating activities in the consolidated statements of cash flows. The Company’s inventory balance at December 31, 2009 comprised $10.1 million of fuel and $4.2 million of materials and supplies. The Company’s inventory balance at December 31, 2008 comprised $11.7 million of fuel and $4.3 million of materials and supplies.

Property, Equipment, Land and Leasehold Improvements

Property, equipment and land are initially recorded at cost. Leasehold improvements are recorded at the initial present value of the minimum lease payments less accumulated amortization. Major renewals and improvements are capitalized while maintenance and repair expenditures are expensed when incurred. Interest expense relating to construction in progress is capitalized as an additional cost of the asset. The Company depreciates property, equipment and leasehold improvements over their estimated useful lives on a straight-line basis. Depreciation expense for District Energy is included within cost of services in the consolidated statements of operations. The estimated economic useful lives range according to the table below:

Buildings	10 to 68 years
Leasehold and land improvements	3 to 40 years
Machinery and equipment	1 to 62 years
Furniture and Fixtures	3 to 25 years

Goodwill and Intangible Assets

Goodwill consists of costs in excess of the aggregate purchase price over the fair value of tangible and identifiable intangible net assets acquired in the purchase business combinations as described in Note 5, “Acquisitions”. The cost of intangible assets with determinable useful lives are amortized over their estimated useful lives ranging as follows:

Customer relationships	5 to 10 years
Contract rights	5 to 40 years
Non-compete agreements	2 to 5 years
Leasehold interests	3 to 15 years
Trade names	Indefinite
Technology	5 years

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Impairment of Goodwill

Goodwill is tested for impairment at least annually or when there is a triggering event that indicates impairment. Goodwill is considered impaired when the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, as determined under a two-step approach. The first step is to determine the estimated fair value of each reporting unit with goodwill. The reporting units of the Company, for purposes of the impairment test, are those components of operating segments for which discrete financial information is available and segment management regularly reviews the operating results of that component. Components are combined when determining reporting units if they have similar economic characteristics.

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

Debt Issuance Costs

The Company capitalizes all direct costs incurred in connection with the issuance of debt as debt issuance costs. These costs are amortized over the contractual term of the debt instrument, which ranges from 3 to 7 years, using the effective interest method.

Derivative Instruments

The Company accounts for derivatives and hedging activities in accordance with ASC 815 Derivatives and Hedging (formerly SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities”, as amended), which requires that all derivative instruments be recorded on the balance sheet at their respective fair values.

Previously, the Company applied hedge accounting to its derivative instruments. On the date a derivative contract was entered into, the Company designated the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge) or a foreign-currency fair-value or cash-flow hedge (foreign currency hedge).

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

The Company formally documented the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk would be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. This process included linking all derivatives that were designated as hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assessed, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions were highly effective in offsetting changes in fair values or cash flows of hedged items. Changes in the fair value of a derivative that were highly effective and that were designated and qualified as a cash-flow hedge were recorded in other comprehensive income to the extent that the derivative was effective as a hedge, until earnings were affected by the variability in cash flows of the designated hedged item. The ineffective portion of the change in fair value of a derivative instrument that qualified as a cash-flow hedge was reported in earnings.

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

As of February 25, 2009 for Atlantic Aviation and effective April 1, 2009 for the other businesses, the Company elected to discontinue hedge accounting. From the dates that hedge accounting was discontinued, all movements in the fair value of the interest rate swaps are recorded directly through earnings. As a result of the discontinuance of hedge accounting, the Company will reclassify into earnings net derivative losses included in accumulated other comprehensive loss over the remaining life of the existing interest rate swaps. See Note 13, “Derivative Instruments and Hedging Activities”, for further discussion.

Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and variable rate senior debt, are carried at cost, which approximates their fair value because of either the short-term maturity, or variable or competitive interest rates assigned to these financial instruments.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with financial institutions and its balances may exceed federally insured limits. The Company’s accounts receivable are mainly derived from fuel and gas sales and services rendered under contract terms with commercial and private customers located primarily in the United States. At December 31, 2009 and December 31, 2008, there were no outstanding accounts receivable due from a single customer that accounted for more than 10% of the total accounts receivable. Additionally, no single customer accounted for more than 10% of the Company’s revenue during the years ended December 31, 2009, 2008 and 2007.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

(Loss) Earnings per Share

The Company calculates (loss) earnings per share using the weighted average number of common shares outstanding during the period. Diluted (loss) earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options (using the treasury stock method) and stock units granted to the Company’s independent directors; common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

Comprehensive (Loss) Income

The Company follows the requirements of ASC 220 Comprehensive Income (formerly SFAS No. 130, “Reporting Comprehensive Income”), for the reporting and presentation of comprehensive (loss) income and its components. This guidance requires unrealized gains or losses on the Company’s available for sale securities, foreign currency translation adjustments, minimum pension liability adjustments and changes in fair value of derivatives, where hedge accounting is applied, to be included in other comprehensive (loss) income.

Advertising

Advertising costs are expensed as incurred. Costs associated with direct response advertising programs may be prepaid and are expensed once the printed materials are distributed to the public.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed and determinable, and collectability is probable.

The Gas Company

The Gas Company recognizes revenue when the services are provided. Sales of gas to customers are billed on a monthly-cycle basis. Earned but unbilled revenue is accrued and included in accounts receivable and revenue based on the amount of gas that is delivered but not billed to customers from the latest meter reading or billed delivery date to the end of an accounting period, and the related costs are charged to expense. Most revenue is based upon consumption; however, certain revenue is based upon a flat rate.

District Energy

Revenue from cooling capacity and consumption are recognized at the time of performance of service. Cash received from customers for services to be provided in the future are recorded as unearned revenue and recognized over the expected service period on a straight-line basis.

Atlantic Aviation

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Previously, Atlantic Aviation also had management contracts to operate regional airports or aviation-related facilities. Management fees were recognized pro rata over the service period based on negotiated contractual terms. All costs incurred under these contracts were reimbursed entirely by the customer and were generally invoiced with the related management fee. As the business was acting as an agent in these contracts, the amount invoiced was recorded as revenue net of the reimbursable costs. In December 2008, Atlantic Aviation sold its management contracts business.

Regulatory Assets and Liabilities

The regulated utility operations of The Gas Company are subject to regulations with respect to rates, service, maintenance of accounting records, and various other matters by the Hawaii Public Utilities Commission, or HPUC. The established accounting policies recognize the financial effects of the rate-making and accounting practices and policies of the HPUC. Regulated utility operations are subject to the provisions of ASC 980, Regulated Operations (formerly SFAS No. 92, “Regulated Enterprise — Accounting For Phase in Plans” — an amendment of SFAS No. 71, “Accounting for the Effects of Certain Type of Regulations”). This guidance requires regulated entities to disclose in their financial statements the authorized recovery of costs associated with regulatory decisions. Accordingly, certain costs that otherwise would normally be charged to expense may, in certain instances, be recorded as an asset in a regulatory entity’s balance sheet. The Gas Company records regulatory assets for costs that have been deferred for which future recovery through customer rates has been approved by the HPUC. Regulatory liabilities represent amounts included in rates and collected from customers for costs expected to be incurred in the future.

ASC 980 may, at some future date, be deemed inapplicable because of changes in the regulatory and competitive environments or other factors. If the Company were to discontinue the application of this guidance, the Company would be required to write off its regulatory assets and regulatory liabilities and would be required to adjust the carrying amount of any other assets, including property, plant and equipment, that would be deemed not recoverable related to these affected operations. The Company believes its regulated operations in The Gas Company continue to meet the criteria of ASC 980 and that the carrying value of its regulated property, plant and equipment is recoverable in accordance with established HPUC rate-making practices.

Income Taxes

The Company uses the liability method in accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Commencing in 2007, the Company and its subsidiaries file a consolidated U.S. federal income tax return. The Company’s consolidated income tax return does not include the taxable income of IMTT and, subsequent to the sale of 49.99% of the business, the taxable income of District Energy. Those businesses file separate income tax returns.

Reclassifications

Certain reclassifications were made to the financial statements for the prior period to conform to current year presentation.

Recently Issued Accounting Standards

In April 2009, the Financial Accounting Standards Board, or FASB, issued ASC 825-10-65 Financial Instruments (formerly FSP SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”), which is effective for interim reporting periods ending after June 15, 2009. This guidance requires disclosures about the fair value of financial instruments for interim reporting periods in addition to the current requirement to make disclosure in annual financial statements. This guidance also requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments and description

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

of changes in the method and significant assumptions. The Company adopted this guidance during the second quarter of 2009. Since this guidance requires only additional disclosures, the adoption did not have a material impact on the Company’s financial results of operations and financial condition.

In February 2008, the FASB issued ASC 820 Fair Value Measurements and Disclosures (formerly FSP SFAS No. 157-1, “Application of SFAS No. 157 to SFAS No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under SFAS No. 13”, and FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157”) affecting the implementation of SFAS No. 157. This guidance excludes ASC 840-10 Leases (formerly SFAS No. 13, “Accounting for Leases”), and other accounting pronouncements that address fair value measurements under SFAS No. 13 from the scope of SFAS No. 157. However, the scope of this exception does apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value in accordance with ASC 805-10 Business Combinations (formerly SFAS No. 141(R), “Business Combinations”) regardless of whether those assets and liabilities are related to leases. This guidance delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. On January 1, 2009, the Company adopted SFAS No. 157 for all nonfinancial assets and liabilities. Major categories of nonfinancial assets and liabilities to which this accounting standard applies include, but are not limited to, the Company’s property, equipment, land and leasehold improvements, intangible assets and goodwill. See Note 10, “Nonfinancial Assets Measured at Fair Value”, for further discussion.

In March 2008, the FASB issued ASC 815-10 Derivatives and Hedging (formerly SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133”), which requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments; how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments. This guidance is effective for periods beginning after November 15, 2008. The Company adopted this guidance on January 1, 2009. Since this guidance requires only additional disclosures concerning derivatives and hedging activities, the adoption did not have a material impact on the Company’s financial results of operations and financial condition. See Note 13, “Derivative Instruments and Hedging Activities”, for further discussion.

In December 2008, the FASB issued ASC 715-20 Compensation — Retirement Benefits (formerly FSP SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”). This guidance requires additional disclosures surrounding how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, the fair value of each of the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, and the significant concentration of risks in plan assets. The disclosure requirement is effective for fiscal years ending after December 15, 2009. The Company adopted this guidance for the year-ended December 31, 2009 and it did not have a material impact on the financial statements.

In November 2008, the FASB ratified ASC 323 Investments — Equity Method and Joint Ventures (formerly EITF 08-6, “Equity Method Investment Accounting Considerations''). This guidance concludes that the cost basis of a new equity-method investment would be determined using a cost-accumulation model, which would continue the practice of including transaction costs in the cost of investment and would exclude the value of contingent consideration unless it is required to be recognized under other literature, such as ASC 450-20 Contingencies (formerly SFAS No. 5, “Accounting for Contingencies ”). Equity-method investment should be subject to other-than-temporary impairment analysis. It also requires a gain or loss to be recognized on the portion of the investor’s ownership sold. This guidance is effective for fiscal years beginning on or

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

after December 15, 2008, with early adoption prohibited. The Company adopted this guidance on January 1, 2009 and the impact of the adoption did not have a material impact on the Company’s financial results of operations and financial condition.

In April 2008, the FASB issued ASC 350-30 Intangibles — Goodwill and Other (formerly FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”). This guidance amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company adopted this guidance and the impact of the adoption did not have a material impact on the Company’s financial results of operations and financial condition.

In December 2007, the FASB issued ASC 810-10 Consolidation (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB NO. 51”), which requires noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. This guidance is effective for periods beginning on or after December 15, 2008 and will be applied prospectively to all noncontrolling interests with comparative period information reclassified. The Company adopted this guidance on January 1, 2009 and adoption did not have a material impact on the Company’s financial results of operations and financial condition.

In December 2007, the FASB revised ASC 805-10 Business Combinations (formerly SFAS No. 141(R)). The revised standard includes various changes to the business combination rules. Some of the changes include immediate expensing of acquisition-related costs rather than capitalization, and 100% of the fair value of assets and liabilities acquired being recorded, even if less than 100% of a controlled business is acquired. This guidance is effective for business combinations consummated in periods beginning on or after December 15, 2008. For any business combinations completed after January 1, 2009, the Company expects the revised standard to have the following material impacts on its financial statements compared with previously applicable business combination rules: (1) increased selling, general and administrative costs due to immediate expensing of acquisition costs, resulting in lower net income; (2) lower cash provided by operating activities and lower cash used in investing activities in the statements of cash flows due to the immediate expensing of acquisition costs, which under previous rules were included as cash out flows in investing activities as part of the purchase price of the business; and (3) 100% of fair values recorded for assets and liabilities including noncontrolling interests of a controlled business on the balance sheet resulting in larger assets, liability and equity balances compared with previous business combination rules. On January 1, 2009, the Company adopted this guidance. Although the Company did not complete any new business combinations during 2009, the Company used the guidance from this pronouncement to perform goodwill impairment analysis. See Note 10, “Nonfinancial Assets Measured at Fair Value”, for further discussion.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Loss per Share

Following is a reconciliation of the basic and diluted number of shares used in computing loss per share:

	Year Ended December 31,
	2009	2008	2007
Weighted average number of shares outstanding: basic	45,020,085	44,944,326	40,882,067
Dilutive effect of restricted stock unit grants	—	—	—
Weighted average number of shares outstanding: diluted	45,020,085	44,944,326	40,882,067

The 10,314 restricted stock unit grants provided to the Company’s independent directors on May 24, 2007, the 14,115 restricted stock unit grants provided to our independent directors on May 27, 2008 and the 128,205 restricted stock unit grants provided to our independent directors on June 4, 2009 were anti-dilutive in 2007, 2008 and 2009 due to the Company’s net loss for those years.

4. Discontinued Operations

PCAA operates 31 facilities comprising over 40,000 parking spaces near 20 major airports across the United States. PCAA provides customers with 24-hour secure parking close to airport terminals, as well as transportation via shuttle bus to and from their vehicles and the terminal. Operations are carried out on either owned or leased land at locations near the airports.

On January 28, 2010, the Company announced that PCAA had entered into an asset purchase agreement with Bainbridge ZKS — Corinthian Holdings, LLC. This agreement, which is subject to approval by the bankruptcy court, will result in the sale of the assets of PCAA for $111.5 million, subject to certain adjustments and will result in the elimination of $201.0 million of current debt from the liabilities of discontinued operations held for sale in the consolidated balance sheet. The cancelled debt in excess of the sale proceeds used to repay such debt would result in cancellation of debt income and the proceeds in excess of the business’ assets as a gain on sale. As a part of the bankruptcy sale process, all cash proceeds would be paid to creditors of the business. PCAA also commenced a voluntary Chapter 11 case with the bankruptcy court. If approved, the Company expects to complete the sale of the business in the first half of 2010.

As part of the bankruptcy filing, the Company has no obligation to and has no intention of committing additional capital to this business. Creditors of this business do not have recourse to any assets of the holding company or any assets of the other Company’s businesses, other than approximately $5.3 million relating to a guarantee of a single parking facility lease.

Results for PCAA are reported separately as discontinued operations for all periods presented. The assets and liabilities of the business being sold are included in assets of discontinued operations held for sale and liabilities of discontinued operations held for sale on the Company’s consolidated balance sheet.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Discontinued Operations  – (continued)

The following is a summary of the assets and liabilities of discontinued operations held for sale related to PCAA as of December 31, 2009 and December 31, 2008:

	December 31, 2009	December 31, 2008
	($ in Thousands)
Assets
Total current assets	$7,676	$5,789
Property, equipment, land and leasehold improvements, net	77,524	93,476
Other non-current assets	1,495	6,460
Total assets	$86,695	$105,725
Liabilities
Current portion of long-term debt	$200,999	$201,344
Other current liabilities	10,761	15,951
Total current liabilities	211,760	217,295
Other non-current liabilities	8,789	7,593
Total liabilities	220,549	224,888
Noncontrolling interest	(1,863)	—
Total liabilities and noncontrolling interest	$218,686	$224,888

Summarized financial information for discontinued operations related to PCAA for the years ended December 31, 2009, 2008 and 2007 are as follows:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
	($ in Thousands, Except Share Data)
Service revenue	$68,457	$74,692	$77,180
Net loss from discontinued operations before income taxes and noncontrolling interest	$(23,647)	$(180,104)	$(9,679)
Income tax benefit (provision)	1,787	70,059	(281)
Net loss from discontinued operations before noncontrolling interest	(21,860)	(110,045)	(9,960)
Net loss attributable to noncontrolling interests	(1,863)	(1,753)	(1,035)
Net loss from discontinued operations	$(19,997)	$(108,292)	$(8,925)
Basic and diluted loss per share from discontinued operations	$(0.44)	$(2.41)	$(0.22)
Weighted average number of shares outstanding at the Company level: basic and diluted	45,020,085	44,944,326	40,882,067

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Acquisitions

SevenBar FBOs

On March 4, 2008, Atlantic Aviation completed the acquisition of 100% of the interests in Sun Valley Aviation, Inc., SB Aviation Group, Inc. and SevenBar Aviation Inc. (collectively referred to as “SevenBar”). SevenBar owns and operates three FBOs located in Farmington and Albuquerque, New Mexico and Sun Valley, Idaho.

The cost of the acquisition, including transaction costs, was $41.9 million and the Company has pre-funded integration costs of $300,000. The Company financed the acquisition with borrowings under the MIC Inc. revolving credit facility, which was fully repaid during 2009. See Note 12, “Long-term Debt” for further discussions.

For a description of related party transactions associated with the Company’s acquisition, see Note 17, “Related Party Transactions”. The acquisition has been accounted for under the purchase method of accounting. Accordingly, the results of operations of SevenBar are included in the consolidated statements of operations and as a component of Atlantic Aviation’s business segment since March 4, 2008.

The initial purchase price allocation may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed. The allocation of the purchase price, including transaction costs, was as follows ($ in thousands):

Current assets	$1,203
Property, equipment, land and leasehold improvements	10,353
Intangible assets:
Customer relationships	750
Contractual arrangements	26,050
Non-compete agreements	50
Goodwill(1)	5,125
Total assets acquired	43,531
Current liabilities	(1,296)
Other liabilities	(370)
Net assets acquired	$41,865

(1)	Included in goodwill is approximately $4.9 million that is expected to be deductible for tax purposes.

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

The Company allocated $750,000 of the purchase price to customer relationships. The Company will amortize the amount allocated to customer relationships over a nine-year period.

6. Dispositions

District Energy consists of Thermal Chicago, which services customers in Chicago, Illinois and a 75% interest in Northwind Aladdin, which services customers in Las Vegas, Nevada. The remaining 25% equity interest in Northwind Aladdin is owned by Nevada Electric Investment Company, or NEICO, an indirect subsidiary of NV Energy, Inc. On December 23, 2009, the Company sold 49.99% of the membership interests of District Energy to John Hancock Life Insurance Company and John Hancock Life Insurance Company (U.S.A.) (collectively “John Hancock”) for $29.5 million.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Dispositions  – (continued)

As the Company has retained majority ownership and control in District Energy, the business continues to be reported as part of the Company’s consolidated financial statements. The noncontrolling interest portion of the business’ results are recorded in the consolidated financial statements since the date of sale. The difference between the sale price and the Company’s portion of the investment sold and associated recognition of the non-controlling interests was $22.0 million (net of taxes) which has been recorded in additional paid in capital in the consolidated balance sheets in accordance with ASC 810-10.

For a description of related party transactions relating to this transaction, see Note 17, “Related Party Transactions”.

7. Direct Financing Lease Transactions

The Company has entered into energy service agreements containing provisions to lease equipment to customers. Under these agreements, title to the leased equipment will transfer to the customer at the end of the lease terms, which range from 5 to 25 years. The lease agreements are accounted for as direct financing leases. The components of the Company’s consolidated net investments in direct financing leases at December 31, 2009 and 2008 are as follows ($ in thousands):

	December 31, 2009	December 31, 2008
Minimum lease payments receivable	$65,116	$69,493
Less: unearned financing lease income	(28,481)	(30,249)
Net investment in direct financing leases	$36,635	$39,244
Equipment lease:
Current portion	$3,369	$3,117
Long-term portion	33,266	36,127
	$36,635	$39,244

Unearned financing lease income is recognized over the terms of the leases. Minimum lease payments to be received by the Company total approximately $65.1 million as follows ($ in thousands):

2010	$7,143
2011	7,141
2012	7,141
2013	7,141
2014	7,141
Thereafter	29,409
Total	$65,116

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Property, Equipment, Land and Leasehold Improvements

Property, equipment, land and leasehold improvements at December 31, 2009 and 2008 consist of the following ($ in thousands):

	December 31, 2009	December 31, 2008
Land	$4,618	$4,651
Easements	5,624	5,624
Buildings	24,789	24,752
Leasehold and land improvements	312,881	284,207
Machinery and equipment	330,226	307,662
Furniture and fixtures	9,395	8,228
Construction in progress	16,519	48,223
Property held for future use	1,561	1,540
	705,613	684,887
Less: accumulated depreciation	(125,526)	(92,452)
Property, equipment, land and leasehold improvements, net(1)	$580,087	$592,435

(1)	Includes $1.3 million and $2.1 million of capitalized interest for the years ended December 31, 2009 and 2008, respectively.

During the first six months of 2009 and the fourth quarter of 2008, the Company recognized non-cash impairment charges of $7.5 million and $13.8 million, respectively, primarily relating to leasehold and land improvements; buildings; machinery and equipment; and furniture and fixtures at Atlantic Aviation. These charges are recorded in depreciation expense in the consolidated statements of operations.

9. Intangible Assets

Intangible assets at December 31, 2009 and 2008 consist of the following ($ in thousands):

	Weighted Average Life (Years)	December 31, 2009	December 31, 2008
Contractual arrangements	31.2	$774,309	$802,419
Non-compete agreements	2.5	9,515	9,515
Customer relationships	10.7	78,596	78,596
Leasehold rights	12.5	3,331	3,331
Trade names	Indefinite	15,401	15,401
Technology	5.0	460	460
		881,612	909,722
Less: accumulated amortization		(130,531)	(97,749)
Intangible assets, net		$751,081	$811,973

As a result of a decline in the performance of certain asset groups during the first six months of 2009 and the quarter ended December 31, 2008, the Company evaluated such asset groups for impairment and determined that the asset groups were impaired. The Company estimated the fair value of each of the impaired asset groups using the discounted cash flow model. Accordingly, the Company recognized non-cash impairment charges of $23.3 million and $21.7 million related to contractual arrangements at Atlantic Aviation during the first six months of 2009 and during the quarter ended December 31, 2008, respectively. These charges are recorded in amortization of intangibles in the consolidated statement of operations.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Intangible Assets  – (continued)

Amortization expense of intangible assets for the years ended December 31, 2009, 2008, and 2007 totaled $60.9 million, $61.9 million and $32.4 million, respectively. The estimated future amortization expense for intangible assets to be recognized for the years ending December 31 is as follows: 2010 — $35.0 million; 2011 — $35.0 million; 2012 — $34.9 million; 2013 — $34.9 million; 2014 — $34.7 million; and thereafter —  $561.2 million.

The change in goodwill from December 31, 2008 to December 31, 2009 is as follows ($ in thousands):

Balance at December 31, 2007	$636,336
Acquisition of SevenBar FBOs	5,156
Prior period acquisition purchase price adjustments	(3,243)
Impairment of Atlantic Aviation’s goodwill	(52,000)
Balance at December 31, 2008	586,249
Impairment of Atlantic Aviation’s goodwill	(71,200)
Prior period acquisition purchase price adjustments	31
Other	1,102
Balance at December 31, 2009	$516,182

The Company tests for goodwill impairment at the reporting unit level on an annual basis and between annual tests if a triggering event indicates impairment. The decline in the Company’s stock price, particularly over the latter part of 2008 and the first half of 2009, has caused the book value of the Company to exceed its market capitalization. The Company performed goodwill impairment tests during the first six months of 2009 and fourth quarter of 2008. The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the test. The first step of the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using cash flow forecasts and comparing those estimated fair values with the carrying values, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value. If the corresponding carrying value is higher than the “implied fair value”, goodwill is written down to reflect the impairment. Based on the testing performed, the Company recorded goodwill impairment charge of $71.2 million and $52.0 million at Atlantic Aviation during the first six months of 2009 and the quarter ended December 31, 2008, respectively. The Company also performed its annual goodwill impairment test in the fourth quarter of 2009, and concluded that no further goodwill impairment was required.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Nonfinancial Assets Measured at Fair Value

The following major categories of nonfinancial assets at the impaired asset groups were written down to fair value during the first six months of 2009 for Atlantic Aviation:

	Fair Value Measurements Using			Total Losses
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quarter Ended December 31, 2009	Year Ended December 31, 2009
	($ in Thousands)
Property, Equipment, Land and Leasehold Improvements, net	$—	$—	$5,122	$—	$(7,521)
Intangible Assets	—	—	14,430	—	(23,326)
Goodwill	—	—	377,343	—	(71,200)
Total	$—	$—	$396,895	$—	$(102,047)

The Company estimated the fair value of each of the impaired asset groups using discounted cash flows. Property, equipment, land and leasehold improvements with a carrying amount of $12.6 million were written down to fair value of $5.1 million during 2009. This resulted in a non-cash impairment charge of $7.5 million, which is recorded in depreciation expense for Atlantic Aviation during the first six months of 2009 in the consolidated statement of operations.

Additionally, intangible assets with carrying amounts of $37.7 million were written down to their fair value of $14.4 million during the first six months of 2009 at Atlantic Aviation. This resulted in a non-cash impairment charge of $23.3 million, which is recorded in amortization of intangibles expense in the consolidated statement of operations.

As discussed in Note 9, “Intangible Assets”, the Company performed goodwill impairment analyses during the first six months of 2009. As a result of these analyses, goodwill with a carrying amount of $448.5 million was written down to its implied fair value of $377.3 million resulting in a non-cash impairment charge of $71.2 million at Atlantic Aviation. This non-cash impairment charge was included in goodwill impairment in the consolidated statement of operations.

The significant unobservable inputs used for all fair value measurements in the above table included forecasted cash flows of Atlantic Aviation and its asset groups, the discount rate and, in the case of goodwill, the terminal value. The forecasted cash flows for this business were developed using actual cash flows from 2008 and 2009, forecasted jet fuel volumes from the Federal Aviation Administration, forecasted consumer price indices and forecasted LIBOR rates based on proprietary models using various published sources. The discount rate was developed using a capital asset pricing model.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Accrued Expenses

Accrued expenses at December 31, 2009 and 2008 consist of the following ($ in thousands):

	December 31, 2009	December 31, 2008
Payroll and related liabilities	$6,030	$8,462
Interest	609	1,218
Insurance	1,770	1,932
Real estate taxes	887	896
Other	8,136	10,681
	$17,432	$23,189

12. Long-Term Debt

The Company capitalizes its operating businesses separately using non-recourse, project finance style debt. In addition, it has a credit facility at its subsidiary, MIC Inc., primarily to finance acquisitions and capital expenditures, which matures on March 31, 2010. At December 31, 2009, there was no balance outstanding on this facility. The Company currently has no indebtedness at the MIC LLC level.

All of the term debt facilities described below contain customary financial covenants, including maintaining or exceeding certain financial ratios, and limitations on capital expenditures and additional debt.

For a description of related party transactions associated with the Company’s long-term debt, see Note 17, “Related Party Transactions”.

At December 31, 2009 and 2008, the Company’s consolidated long-term debt comprised the following ($ in thousands):

	December 31, 2009	December 31, 2008
MIC Inc.	$—	$69,000
The Gas Company	179,000	169,000
District Energy	170,000	150,000
Atlantic Aviation	863,279	939,800
Total	1,212,279	1,327,800
Less: current portion	(45,900)	—
Long-term portion	$1,166,379	$1,327,800

At December 31, 2009, future maturities of long-term debt are as follows ($ in thousands):

2010	$45,900
2011	55,906
2012	55,972
2013	258,325
2014	796,176
Total	$1,212,279

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Long-Term Debt  – (continued)

MIC Inc.

Effective April 14, 2009, MIC Inc. elected to reduce the available principal on its revolving credit facility from $300.0 million to $97.0 million and on December 31, 2009, further reduced the available principal to $20.0 million. This revolving credit facility is with Citicorp North America Inc. (as lender and administrative agent), Wachovia Bank National Association, Credit Suisse, Cayman Islands Branch, WestLB AG, New York Branch, and Macquarie Bank Limited. The original maturity of the facility was March 2008; however, in February 2008, MIC Inc. amended and restated the facility, extending the maturity to March 2010. The main use of the facility is to fund acquisitions, capital expenditures and to a limited extent, working capital. The facility terminates on March 31, 2010 and currently bears interest at the rate of LIBOR plus 2.75%. Base rate borrowings would be at the base rate plus 1.75%.

On February 20, 2008, MIC Inc. drew $56.0 million on this facility, part of which was used to fund the acquisition of SevenBar FBOs which was completed in the first quarter of 2008, and part of which was used for other projects. On July 31, 2008, MIC Inc. drew an additional $13.0 million on this facility to fund the acquisition of SkyPark, which was completed in the third quarter of 2008. On February 25, 2009, MIC Inc. repaid $2.6 million of the outstanding balance on the revolving credit facility.

At March 31, 2009, the Company reclassified the outstanding balance drawn on the revolving credit facility at the non-operating holding company from long-term debt to current portion of long-term debt on the consolidated balance sheet due to its scheduled maturity on March 31, 2010. During the year, the Company was in discussions with its lenders to convert the facility to a term loan and extend the maturity date of the $66.4 million outstanding balance.

On December 28, 2009, the Company used the net cash proceeds it received from the sale of the 49.99% non-controlling interest in District Energy, and cash on hand, to pay off the outstanding principal balance on the revolving credit facility. Shortly thereafter the Company elected to reduce the amount available on the revolving credit facility from $97.0 million to $20.0 million through to the maturity of the facility at March 31, 2010. The Company expects to retain excess cash generated by the consolidated businesses over the near term.

See Note 17, “Related Party Transactions” for a discussion of Macquarie Group’s portion of the commitments available under the facility and the payments made to the Macquarie Group.

The obligations under the facility are guaranteed by the Company and secured by a pledge of the equity of all current and future direct subsidiaries of MIC Inc. and the Company. Among other things, the revolving facility includes an event of default should the Manager or another affiliate within the Macquarie Group cease to act as manager of the Company.

Material terms of the MIC Inc.’s revolving credit facility are presented below:

Borrower	MIC Inc.
Facilities	$20.0 million for loans and/or letters of credit
Termination date	March 31, 2010
Interest and principal repayments	Interest only during the term of the loan Repayment of principal at termination, upon voluntary prepayment, or upon an event requiring mandatory prepayment
Eurodollar rate	LIBOR plus 2.75% per annum
Base rate	Base rate plus 1.75% per annum
Annual commitment fee	0.50% per annum on the average daily undrawn balance

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Long-Term Debt  – (continued)

The Gas Company

The acquisition of The Gas Company in June 2006 was partially financed with $160.0 million of term loans borrowed under the two amended and restated loan agreements. One of these loan agreements provides for an $80.0 million term loan borrowed by HGC Holdings LLC, or HGC, the parent company of The Gas Company, LLC, or TGC. The other loan agreement provides for an $80.0 million term loan borrowed by TGC and a $20.0 million revolving credit facility, including a $5.0 million letter of credit facility. TGC generally intends to utilize the $20.0 million revolving credit facility to finance its working capital and to finance or refinance its capital expenditures for regulated assets. At December 31, 2009, $19.0 million was outstanding under the revolving credit facility.

The obligations under the credit agreements are secured by security interests in the assets of TGC as well as the equity interests of TGC and HGC. Material terms of the term and revolving credit facilities are presented below:

	Holding Company Debt	Operating Company Debt
Borrowers	HGC	TGC
Facilities	$80.0 million Term Loan (fully drawn at December 31, 2009 and 2008)	$80.0 million Term Loan (fully drawn at December 31, 2009 and 2008)	$20.0 million Revolver ($19.0 million and $9.0 million drawn at December 31, 2009 and 2008, respectively)
Collateral	First priority security interest on HGC’s assets and equity interests	First priority security interest on TGC’s assets and equity interests
Maturity	June, 2013	June, 2013	June, 2013
Amortization	Payable at maturity	Payable at maturity	Payable at maturity for utility capital expenditures
Interest: Years 1 – 5	LIBOR plus 0.60%	LIBOR plus 0.40%	LIBOR plus 0.40%
Commitment Fees: Years 1 – 5	—	—	0.14% on undrawn portion
Interest: Years 6 – 7	LIBOR plus 0.70%	LIBOR plus 0.50%	LIBOR plus 0.50%
Commitment Fees: Years 6 – 7	—	—	0.18% on undrawn portion

To hedge the interest commitments under the new term loan, The Gas Company entered into interest rate swaps fixing 100% of the term loans at 4.8375% (excluding the margin).

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

The Hawaii Public Utilities Commission, in approving the purchase of the business by the Company, required that The Gas Company’s consolidated debt to total capital ratio does not exceed 65%. This ratio was 63.2% at December 31, 2009 and 61.7% at December 31, 2008.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Long-Term Debt  – (continued)

The Gas Company also has an uncommitted unsecured short-term borrowing facility of $7.5 million that was renewed during the second quarter of 2009. This credit line bears interest at the lending bank’s quoted rate or prime rate. The facility is available for working capital needs. At December 31, 2009 and December 31, 2008, no amounts were outstanding.

District Energy

District Energy has in place a term loan facility, a capital expenditure loan facility and a revolving loan facility. Proceeds of $150.0 million, drawn under the term loan facility in 2007, were used to repay the previously existing debt outstanding, pay a $14.7 million make-whole payment, and to pay accrued interest, fees and transaction costs.

Material terms of the facility are presented below:

Borrower	Macquarie District Energy LLC, or MDE
Facilities	• $150.0 million term loan facility (fully drawn at December 31, 2009 and 2008)
• $20.0 million capital expenditure loan facility fully drawn at December 31, 2009 and $1.5 million drawn at December 31, 2008)
• $18.5 million revolving loan and letter of credit facility ($7.1 million utilized at December 31, 2009 and 2008 for letters of credit)
Amortization	Payable at maturity
Interest type	Floating
Interest rate and fees	• Interest rate:
• LIBOR plus 1.175% or
• Base Rate (for capital expenditure loan and revolving loan facilities only): 0.5% above the greater of the prime rate or the federal funds rate
• Commitment fee: 0.35% on the undrawn portion
Maturity	September, 2014; September, 2012 for the revolving loan facility
Mandatory prepayment	• With net proceeds that exceed $1.0 million from the sale of assets not used for replacement assets;
• With insurance proceeds that exceed $1.0 million not used to repair, restore or replace assets;
• In the event of a change of control;
• In years 6 and 7, with 100% of excess cash flow applied to repay the term loan and capital expenditure loan facilities;
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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Long-Term Debt  – (continued)

To hedge the interest commitments under the term loan facility, District Energy entered into an interest rate swap fixing 100% of the term loan facility at 5.074% (excluding the margin).

Atlantic Aviation

Atlantic Aviation has in place a term loan facility, a capital expenditure facility and a revolving credit facility. On February 25, 2009, Atlantic Aviation amended its credit facility to provide the business additional financial flexibility over the near and medium term. Additionally, under the amended terms, the business will apply all excess cash flow from the business to prepay additional debt whenever the leverage ratio (debt to adjusted EBITDA) is equal to or greater than 6.0x to 1.0 for the trailing twelve months and will use 50% of excess cash flow to prepay debt whenever the leverage ratio is equal to or greater than 5.5x to 1.0 and below 6.0x to 1.0. During the first quarter of 2009, the Company provided the business with a capital contribution of $50.0 million. The business paid down $44.6 million of debt and used the remainder of the capital contribution to pay interest rate swap breakage fees and debt amendment costs. In addition, during 2009 the business used $40.6 million of its excess cash flow to prepay $37.0 million of the outstanding principal balance of the term loan and $3.6 million in interest rate swap breakage fees. The Company has classified $45.9 million relating to Atlantic Aviation’s debt in current portion of long-term debt in the consolidated 2009 balance sheet as it expects to repay this amount during 2010.

In February 2010, Atlantic Aviation used $17.1 million of excess cash flow from the fourth quarter of 2010 to prepay $15.5 million of the outstanding principal balance of the term loan debt under this facility and incurred $1.6 million in interest rate swap breakage fees.

The key terms of the loan agreement of Atlantic Aviation, as revised on February 25, 2009, are presented below:

Borrower	Atlantic Aviation
Facilities	$900.0 million term loan facility ($818.4 million outstanding at December 31, 2009 and fully drawn at December 31, 2008)
$50.0 million capital expenditure facility ($44.9 million and $39.8 million drawn at December 31, 2009 and 2008, respectively)
$18.0 million revolving working capital and letter of credit facility ($6.5 million and $6.8 million utilized to back letters of credit at December 31, 2009 and 2008, respectively)
Amortization	Payable at maturity

Years 1 to 5: 100% excess cash flow when Leverage Ratio is 6.0x or above 50% excess cash flow when Leverage Ratio is between 6.0x and 5.5x 100% of excess cash flow in years 6 and 7 (unchanged)
Interest type	Floating
Interest rate and fees	Years 1 – 5: LIBOR plus 1.6% or Base Rate (for revolving credit facility only): 0.6% above the greater of: (i) the prime rate or (ii) the federal funds rate plus 0.5%
Years 6 – 7: LIBOR plus 1.725% or Base Rate (for revolving credit facility only): 0.725% above the greater of: (i) the prime rate or (ii) the federal funds rate plus 0.5%

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Long-Term Debt  – (continued)

Maturity	October, 2014
Mandatory prepayment	With net proceeds that exceed $1.0 million from the sale of assets not used for replacement assets;
With net proceeds of any debt other than permitted debt;
With net insurance proceeds that exceed $1.0 million not used to repair, restore or replace assets;
In the event of a change of control;
Additional mandatory prepayment based on leverage grid
With any FBO lease termination payments received;
With excess cash flows in years 6 and 7.
Collateral	First lien on the following (with limited exceptions):
• Project revenues;
• Equity of the borrower and its subsidiaries; and
• Insurance policies and claims or proceeds.

To hedge the interest risk associated with commitments under Atlantic Aviation’s term loan, Atlantic Aviation entered into a number of interest rate swaps with various maturity dates to hedge 100% of the term loan through October 16, 2012. As of December 31, 2009, six swaps were remaining, five of which will expire on December 14, 2010. The weighted average hedged rate for these swaps was approximately 5.21%. On December 14, 2010, Atlantic will have only one remaining swap hedging 100% of the outstanding balance of the term loan, with a hedge rate of 5.19%.

13. Derivative Instruments and Hedging Activities

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Derivative Instruments and Hedging Activities  – (continued)

At December 31, 2009, the Company had $1.2 billion of current and long-term debt, $1.1 billion of which was economically hedged with interest rate swaps and $83.9 million of which was unhedged. At December 31, 2008, the Company had $1.3 billion of debt, $1.2 billion of which was economically hedged with interest rate swaps and $117.8 million of which was unhedged.

For the year ended December 31, 2009, Atlantic Aviation used $90.4 million to prepay $81.6 million of the outstanding principal balance of the term loan debt under the facility and $8.8 million in interest rate swap breakage fees. As a result of the future interest payments that are no longer probable of occurring due to the prepayment of debt, $44.0 million of accumulated other comprehensive loss in the consolidated balance sheet related to Atlantic Aviation’s derivatives was reclassified to loss on derivative instruments in the consolidated statement of operations for the year ended December 31, 2009. Subject to the mandatory debt prepayment conditions, under the amended debt terms, to the extent future cash flows exceed forecast, Atlantic Aviation will repay its debt more quickly than expected, which will result in additional interest rate swap breakage fees and corresponding reclassifications from accumulated other comprehensive loss to loss on derivative instruments. See Note 12 “Long-Term Debt” for further discussion.

In March 2009, Atlantic Aviation, The Gas Company and District Energy entered into interest rate basis swap contracts with their existing counterparties. These contracts effectively changed the interest rate index on the Company’s existing swap contracts through March 2010 from receiving the 90-day LIBOR rate to receiving the 30-day LIBOR rate plus a margin of 19.50 basis points for Atlantic Aviation and 24.75 basis points for The Gas Company and District Energy. This transaction, adjusted for the prepayments of outstanding principal on the term loan debt at Atlantic Aviation, resulted in $1.8 million lower interest expense for these businesses in 2009 and is expected to lower the effective cash interest expense on these businesses’ debt by approximately $581,000 for the first quarter of 2010.

As of February 25, 2009, due to the amendment of the credit facility for Atlantic Aviation discussed above, and effective April 1, 2009 for the Company’s other businesses, the Company elected to discontinue hedge accounting. In prior periods, when the Company applied hedge accounting, changes in the fair value of derivatives that effectively offset the variability of cash flows on the Company’s debt interest obligations were recorded in other comprehensive income. From the dates that hedge accounting was discontinued, all movements in the fair value of the interest rate swaps are recorded directly through earnings. As interest payments are made, a portion of the other comprehensive loss recorded under hedge accounting is also reclassified into earnings. The Company will reclassify into earnings the $72.3 million of net derivative losses included in accumulated other comprehensive loss as of December 31, 2009 over the remaining life of the existing interest rate swaps, of which the Company expects approximately $31.7 million will be reclassified over the next 12 months.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Derivative Instruments and Hedging Activities  – (continued)

The Company’s fair value measurements of its derivative instruments and the related location of the liabilities associated with the hedging instruments within the consolidated balance sheets at December 31, 2009 and December 31, 2008 were as follows:

	Liabilities at Fair Value(1)
	Interest Rate Swap Contracts Not Designated as Hedging Instruments(2)	Interest Rate Swap Contracts Designated as Hedging Instruments
Balance Sheet Location	December 31, 2009	December 31, 2008
	($ in Thousands)
Fair value of derivative instruments – current liabilities	$(49,573)	$(45,464)
Fair value of derivative instruments – non-current liabilities	(54,794)	(105,970)
Total interest rate derivative contracts	$(104,367)	$(151,434)

(1)	Fair value measurements at reporting date were made using significant other observable inputs (level 2).
(2)	As of February 25, 2009 for Atlantic Aviation and April 1, 2009 for the other businesses, the Company elected to discontinue hedge accounting.

The Company’s hedging activities for the years ended December 31, 2009 and 2008 and the related location within the consolidated financial statements were as follows:

	Derivatives Designated as Hedging Instruments(1)						Derivatives Not Designated as Hedging Instruments(1)
	Amount of Gain/ (Loss) Recognized in OCI on Derivatives (Effective Portion) for the Year Ended December 31,		Amount of Loss Reclassified from OCI into Income (Effective Portion) for the Year Ended December 31,		Amount of Loss Recognized in Loss on Derivative Instruments (Ineffective Portion) for the Year Ended December 31,		Amount of Loss Recognized in Loss on Derivative Instruments for the Year Ended December 31,
Financial Statement Account	2009	2008	2009(2)	2008	2009	2008	2009(3)	2008
	($ in Thousands)
Interest expense	$—	$—	$(15,691)	$(19,798)	$—	$—	$(43,937)	$—
Loss on derivative instruments	—	—	(25,154)	(2,648)	(84)	(195)	(4,302)	—
Accumulated other comprehensive gain (loss)	2,848	(118,362)	—	—	—	—	—	—
Total	$2,848	$(118,362)	$(40,845)	$(22,446)	$(84)	$(195)	$(48,239)	$—

(1)	Substantially all derivatives are interest rate swap contracts.
(2)	Includes $22.7 million of accumulated other comprehensive losses reclassified into earnings (loss or derivative instruments) resulting from the $44.6 million pay down of principal debt at Atlantic Aviation in the first quarter of 2009. Interest expense represents cash interest paid on derivative instruments, of which $5.2 million is related to the payment of interest rate swap breakage fees in the first quarter of 2009.
(3)	For the year ended December 31, 2009, loss on derivative instruments primarily represents the change in fair value of interest rate swaps from the discontinuation of hedge accounting as of February 25, 2009 for Atlantic Aviation and April 1, 2009 for the Company’s other businesses. In addition, loss on derivative

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Derivative Instruments and Hedging Activities  – (continued)

instruments includes the reclassification of amounts from accumulated other comprehensive loss into earnings, as Atlantic Aviation pays down its debt more quickly than anticipated.

All of the Company’s derivative instruments are collateralized by all of the assets of the respective businesses.

14. Notes Payable and Capital Leases

The Company has existing notes payable with various finance companies for the purchase of equipment. The notes are secured by the equipment and require monthly payments of principal and interest. The Company also leases certain equipment under capital leases. The following is a summary of the maturities of the notes payable and the future minimum lease payments under capital leases, together with the present value of the minimum lease payments, as of December 31, 2009 ($ in thousands):

	Notes Payable	Capital Leases
2010	$176	$59
2011	153	42
2012	113	—
2013	113	—
2014	113	—
Thereafter	964	—
Present value of minimum payments	1,632	101
Less: current portion	(176)	(59)
Long-term portion	$1,456	$42

The net book value of equipment under capital leases at December 31, 2009 and December 31, 2008 was $291,000 and $429,000, respectively.

15. Members’ Equity

The Company is authorized to issue 500,000,000 LLC interests. Each outstanding LLC interest of the Company is entitled to one vote on any matter with respect to which holders of LLC interests are entitled to vote.

Prior to June 25, 2007, the Company’s publicly traded entity was the Trust. On June 25, 2007, the Trust was dissolved and all of the outstanding shares of beneficial interest in the Trust were exchanged for an equal number of LLC interests in the Company. Prior to this exchange and the dissolution of the Trust, all interests in the Company were held by the Trust. As a result of the mandatory share exchange, each shareholder of the Trust at the time of the exchange became a shareholder of, and with the same percentage interest in, the Company. The LLC interests were listed on the New York Stock Exchange under the symbol “MIC” at the time of the exchange.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Members’ Equity  – (continued)

The offering of the LLC interests was priced at $40.99 per LLC interest and was completed in July 2007. In addition, the Underwriters exercised their overallotment option for 464,871 LLC interests. The proceeds from the equity offering was $241.3 million, net of underwriting fees and expenses. The Company used the proceeds of the offering to partially finance the acquisitions of additional FBO sites in 2007.

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

The Company has issued the following stock to the Board of Directors under this plan:

Date of Grant	Stock Units Granted		Price of Stock Units Granted	Date of Vesting
December 21, 2004	7,644	(1)	$25.00	May 24, 2005
May 25, 2005	15,873		$28.35	May 25, 2006
May 25, 2006	16,869		$26.68	May 23, 2007
May 24, 2007	10,314		$43.63	May 26, 2008
May 27, 2008	14,115		$31.88	June 3, 2009
June 4, 2009	128,205		$3.51	(2)

(1)	Pro rata basis relating to the period from the closing of the initial public offering through the anticipated date of the Company’s first annual meeting of stockholders.
(2)	Date of vesting will be the day immediately preceding the 2010 annual meeting of the Company’s stockholders.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Reportable Segments

The Company’s operations are broadly classified into the energy-related businesses and the aviation-related business.

The energy-related businesses consist of two reportable segments: The Gas Company and District Energy. The energy-related businesses also include a 50% investment in IMTT, which is accounted for under the equity method. Financial information for IMTT’s business as a whole is presented below ($ in thousands) (unaudited):

	As of, and for the Year Ended December 31,
	2009	2008	2007
Revenue	$346,175	$352,583	$275,197
Net income	$54,584	$12,109	$9,626
Interest expense, net	29,510	23,540	14,349
Provision for income taxes	38,842	9,452	7,076
Depreciation and amortization	55,998	44,615	36,025
Unrealized (gains) losses on derivative instruments	(30,686)	46,277	21,022
Other non-cash income (expenses)	(590)	601	860
EBITDA excluding non-cash items(1)	$147,658	$136,594	$88,958
Capital expenditures paid	$137,008	$221,700	$209,124
Property, equipment, land and leasehold improvements, net	987,075	912,887	724,806
Total assets balance	1,064,849	1,006,289	862,534

(1)	EBITDA consists of earnings before interest, taxes, depreciation and amortization. Non-cash items that are excluded consist of impairments, derivative gains and losses, and all other non-cash income and expense items.

The aviation-related business consists of Atlantic Aviation. All of the business segments are managed separately and management has chosen to organize the Company around the distinct products and services offered.

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

The revenue from The Gas Company reportable segment is included in revenue from product sales and includes distribution and sales of synthetic natural gas, or SNG, and liquefied petroleum gas, or LPG. Revenue is primarily a function of the volume of SNG and LPG consumed by customers and the price per thermal unit or gallon charged to customers. Because both SNG and LPG are derived from petroleum, revenue levels, without organic operating growth, will generally track global oil prices. The utility revenue of The Gas Company includes fuel adjustment charges, or FACs, through which changes in fuel costs are passed through to customers.

The revenue from the District Energy reportable segment is included in service revenue and financing and equipment lease income. Included in service revenue is capacity charge revenue, which relates to monthly fixed contract charges, and consumption revenue, which relates to contractual rates applied to actual usage. Financing and equipment lease income relates to direct financing lease transactions and equipment leases to

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Reportable Segments  – (continued)

the business’ various customers. District Energy provides its services to buildings throughout the downtown Chicago area and to a casino and shopping mall located in Las Vegas, Nevada.

Aviation-Related Business:

The Atlantic Aviation reportable segment principally derives income from fuel sales and from other airport services. Airport services revenue includes fuel-related services, de-icing, aircraft hangarage and other aviation services. All of the revenue of Atlantic Aviation is generated in the United States. Atlantic Aviation operated 72 FBOs as of December 31, 2009.

Selected information by reportable segment is presented in the following tables. The tables do not include financial data for the Company’s equity investment in IMTT.

Revenue from external customers for the Company’s consolidated reportable segments was as follows ($ in thousands) (unaudited):

	Year Ended December 31, 2009
	Energy-related Businesses		Aviation-related Business
	The Gas Company	District Energy	Atlantic Aviation	Total
Revenue from Product Sales
Product sales	$79,597	$—	$314,603	$394,200
Product sales – utility	95,769	—	—	95,769
	175,366	—	314,603	489,969
Service Revenue
Other services	—	3,137	171,546	174,683
Cooling capacity revenue	—	20,430	—	20,430
Cooling consumption revenue	—	20,236	—	20,236
	—	43,803	171,546	215,349
Financing and Lease Income
Financing and equipment lease	—	4,758	—	4,758
	—	4,758	—	4,758
Total Revenue	$175,366	$48,561	$486,149	$710,076

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Reportable Segments  – (continued)

	Year Ended December 31, 2008
	Energy-related Businesses		Aviation-related Business
	The Gas Company	District Energy	Atlantic Aviation	Total
Revenue from Product Sales
Product sales	$91,244	$—	$494,810	586,054
Product sales – utility	121,770	—	—	121,770
	213,014	—	494,810	707,824
Service Revenue
Other services	—	3,115	221,492	224,607
Cooling capacity revenue	—	19,350	—	19,350
Cooling consumption revenue	—	20,894	—	20,894
	—	43,359	221,492	264,851
Financing and Lease Income
Financing and equipment lease	—	4,686	—	4,686
	—	4,686	—	4,686
Total Revenue	$213,014	$48,045	$716,302	977,361

	Year Ended December 31, 2007
	Energy-related Businesses		Aviation-related Business
	The Gas Company	District Energy	Atlantic Aviation	Total
Revenue from Product Sales
Product sales	$74,602	$—	$371,250	$445,852
Product sales – utility	95,770	—	—	95,770
	170,372	—	371,250	541,622
Service Revenue
Other services	—	2,864	163,086	165,950
Cooling capacity revenue	—	18,854	—	18,854
Cooling consumption revenue	—	22,876	—	22,876
	—	44,594	163,086	207,680
Financing and Lease Income
Financing and equipment lease	—	4,912	—	4,912
	—	4,912	—	4,912
Total Revenue	$170,372	$49,506	$534,336	$754,214

In accordance with FASB ASC 280 Segment Reporting (formerly SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information''), the Company has disclosed earnings before interest, taxes, depreciation and amortization (EBITDA) excluding non-cash items. Non-cash items includes impairments, derivative gains and losses and adjustments for other non-cash items reflected in the statements of operations. The Company believes EBITDA excluding non-cash items provides additional insight into the performance of the operating businesses relative to each other and similar businesses without regard to their capital structure, and their ability to service or reduce debt, fund capital expenditures and/or support distributions to the holding company. EBITDA excluding non-cash items is reconciled to net loss.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Reportable Segments  – (continued)

In 2008 and 2007, the Company disclosed EBITDA only. The following tables, reflecting results of operations for the consolidated group and for each of the businesses for the years ended December 31, 2008 and 2007, have been conformed to current periods’ presentation reflecting EBITDA excluding non-cash items.

EBITDA excluding non-cash items for the Company’s consolidated reportable segments is shown in the below tables ($ in thousands) (unaudited).

	Year Ended December 31, 2009
	Energy-related Businesses		Aviation-related Business
	The Gas Company	District Energy	Atlantic Aviation(1)	Total Reportable Segments
Net income (loss)	$11,836	$1,182	$(90,377)	$(77,359)
Interest expense, net	8,941	10,153	67,983	87,077
Benefit (provision) for income taxes	7,619	773	(61,009)	(52,617)
Depreciation	5,991	6,086	30,822	42,899
Amortization of intangibles	838	1,368	58,686	60,892
Goodwill impairment	—	—	71,200	71,200
Losses on derivative instruments	636	220	28,277	29,133
Other non-cash expense	1,771	1,009	903	3,683
EBITDA excluding non-cash items	$37,632	$20,791	$106,485	$164,908

(1)	Includes non-cash impairment charges of $102.0 million recorded during the first six months of 2009, consisting of $71.2 million related to goodwill, $23.3 million related to intangible assets (in amortization of intangibles) and $7.5 million related to property, equipment, land and leasehold improvements (in depreciation).

	Year Ended December 31, 2008
	Energy-related Businesses		Aviation-related Business
	The Gas Company	District Energy	Atlantic Aviation(1)	Total Reportable Segments
Net income (loss)	$6,283	$691	$(44,348)	$(37,374)
Interest expense, net	9,390	10,341	62,967	82,698
Benefit (provision) for income taxes	4,044	242	(29,936)	(25,650)
Depreciation	5,883	5,813	34,257	45,953
Amortization of intangibles	856	1,372	59,646	61,874
Goodwill impairment	—	—	52,000	52,000
Losses (gains) on derivative instruments	221	(26)	1,871	2,066
Other non-cash expense	1,180	2,654	624	4,458
EBITDA excluding non-cash items	$27,857	$21,087	$137,081	$186,025

(1)	Includes non-cash impairment charges of $87.5 million recorded during the fourth quarter of 2008, consisting of $52.0 million related to goodwill, $21.7 million related to intangible assets (in amortization of intangibles) and $13.8 million related to property, equipment, land and leasehold improvements (in depreciation).

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Reportable Segments  – (continued)

	Year Ended December 31, 2007
	Energy-related Businesses		Aviation-related Business
	The Gas Company	District Energy	Atlantic Aviation(2)	Total Reportable Segments
Net income (loss)	$4,840	$(9,259)	$13,057	$8,638
Interest expense, net	9,195	9,009	42,559	60,763
Benefit (provision) for income taxes	3,115	(5,490)	8,575	6,200
Depreciation	5,881	5,792	14,621	26,294
Amortization of intangibles	856	1,368	30,132	32,356
Non-cash loss on extinguishment of debt(1)	—	3,013	9,804	12,817
Losses on derivative instruments	431	28	1,659	2,118
Other non-cash expense (income)	1,290	1,086	(556)	1,820
EBITDA excluding non-cash items	$25,608	$5,547	$119,851	$151,006

(1)	Consists of non-cash write-offs of deferred financing costs from debt refinancings.
(2)	Includes non-cash impairment charges of $1.3 million related to intangible assets (in amortization of intangibles).

Reconciliations of consolidated reportable segments’ EBITDA excluding non-cash items to consolidated net loss from continuing operations before income taxes and noncontrolling interests were as follows ($ in thousands) (unaudited):

	Year Ended December 31,
	2009	2008	2007
Total reportable segments EBITDA excluding non-cash items	$164,908	$186,025	$151,006
Interest income	119	1,090	5,705
Interest expense	(91,154)	(88,652)	(65,356)
Depreciation(1)	(42,899)	(45,953)	(26,294)
Amortization of intangibles(2)	(60,892)	(61,874)	(32,356)
Selling, general and administrative – corporate	(9,707)	(4,205)	(10,038)
Fees to manager	(4,846)	(12,568)	(65,639)
Equity in earnings (losses) and amortization charges of investees	22,561	1,324	(32)
Goodwill impairment	(71,200)	(52,000)	—
Non-cash loss on extinguishment of debt	—	—	(12,817)
Losses on derivative instruments	(29,540)	(2,843)	(1,362)
Other expense, net	(1,852)	(4,001)	(2,156)
Total consolidated net loss from continuing operations before income taxes and noncontrolling interests	$(124,502)	$(83,657)	$(59,339)

(1)	Depreciation includes depreciation expense for District Energy, which is reported in cost of services in the consolidated statements of operations. Depreciation also includes non-cash impairment charges of $7.5 million and $13.8 million recorded by Atlantic Aviation during the first six months of 2009 and during the fourth quarter of 2008, respectively.
(2)	Includes a non-cash impairment charge of $23.3 million and $21.7 million for contractual arrangements

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Reportable Segments  – (continued)

recorded in the first six months of 2009 and the fourth quarter of 2008, respectively, at Atlantic Aviation and a $1.3 million non-cash impairment charge on the airport management contracts at Atlantic Aviation in 2007.

Capital expenditures for the Company’s reportable segments were as follows ($ in thousands) (unaudited):

	Year Ended December 31,
	2009	2008	2007
The Gas Company	$7,388	$9,720	$8,715
District Energy	12,095	5,378	9,421
Atlantic Aviation	10,837	34,462	27,585
Total	$30,320	$49,560	$45,721

Property, equipment, land and leasehold improvements, goodwill and total assets for the Company’s reportable segments as of December 31 were as follows ($ in thousands) (unaudited):

	Property, Equipment, Land and Leasehold Improvements		Goodwill		Total Assets
	2009(1)	2008(2)	2009(3)	2008(4)	2009	2008
The Gas Company	$143,783	$143,019	$120,193	$120,193	$344,876	$330,180
District Energy	151,543	145,616	18,647	18,647	234,847	227,102
Atlantic Aviation	284,761	303,800	377,342	448,511	1,473,228	1,660,801
Total	$580,087	$592,435	$516,182	$587,351	$2,052,951	$2,218,083

(1)	Includes a non-cash impairment charge of $7.5 million recorded during the first six months of 2009 at Atlantic Aviation.
(2)	Includes a non-cash impairment charge of $13.8 million recorded during the fourth quarter of 2008 at Atlantic Aviation.
(3)	Includes a non-cash goodwill impairment charge of $71.2 million recorded at Atlantic Aviation during the first six months of 2009.
(4)	Includes a non-cash goodwill impairment charge of $52.0 million recorded at Atlantic Aviation during the fourth quarter of 2008.

Reconciliation of reportable segments’ total assets to consolidated total assets ($ in thousands) (unaudited):

	As of December 31,
	2009	2008
Total assets of reportable segments	$2,052,951	$2,218,083
Investment in IMTT	207,491	184,930
Assets of discontinued operations held for sale	86,695	105,725
Corporate and other	(7,916)	43,698
Total consolidated assets	$2,339,221	$2,552,436

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Reportable Segments  – (continued)

Reconciliation of reportable segments’ goodwill to consolidated goodwill ($ in thousands) (unaudited):

	As of December 31,
	2009	2008
Goodwill of reportable segments	$516,182	$587,351
Corporate and other	—	(1,102)
Total consolidated goodwill	$516,182	$586,249

17. Related Party Transactions

Management Services Agreement with Macquarie Infrastructure Management (USA) Inc., the Manager

The Manager acquired 2,000,000 shares of trust stock concurrently with the closing of the initial public offering in December 2004, with an aggregate purchase price of $50.0 million, at a purchase price per share equal to the initial public offering price of $25.00, which were exchanged for LLC interests on June 25, 2007. Pursuant to the terms of the Management Agreement (discussed below), the Manager may sell these shares (now LLC interests) at any time. The Manager has also received additional shares of trust stock and LLC interests (the LLC interests replacing the trust stock following the dissolution of the Trust in June 2007) by reinvesting some performance fees and base management fees. As part of the equity offering which closed in July 2007, the Manager sold 599,000 of its LLC interests at a price of $40.99 per LLC interest. At December 31, 2009, the Manager held 3,503,227 LLC interests of the Company.

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

In accordance with the Management Agreement, the Manager is entitled to a quarterly base management fee based primarily on the Company’s market capitalization, and a performance fee, based on the performance of the Company’s stock relative to a U.S. utilities index. Base management and performance fees payable to the Manager, and the Manager’s reinvestment of the base management and performance fees in the Company’s LLC interests, for the years ended December 31, 2009, 2008 and 2007 were as follows ($ in thousands):

	Year Ended December 31,
	2009(1)	2008	2007(2)
Base management fee	$4,846	$12,568	$21,677
Performance fee	—	—	43,962

(1)	During 2009, the Manager elected to reinvest the base management fee for the second and third quarters of 2009 in LLC interests and the Company issued 149,795 LLC interests and 180,309 LLC interests, respectively, to the Manager during the third and fourth quarters of 2009, respectively. The base management fee for the fourth quarter of 2009 will be reinvested in LLC interests during the first quarter of 2010.
(2)	During 2007, the Manager elected to reinvest the performance fee for the first and second quarters of 2007 in LLC interests and the Company issued 21,972 LLC interests and 1,171,503 LLC interests, respectively, to the Manager during the third and fourth quarters of 2007, respectively.

The unpaid portion of the fees at the end of each reporting period is included in due to manager-related party in the consolidated balance sheets.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Related Party Transactions  – (continued)

During the third quarter of 2008, the Manager had offered to reinvest its base fee for the third quarter of 2008 in additional LLC interests of the Company. However in the fourth quarter of 2008, the Board of Directors requested that the Manager reverse its decision to reinvest its base management fees in stock under the terms of the management services agreement due to the significant decline in the market price of the LLC interests between the end of the third quarter of 2008 and the time at which the Company would have issued those LLC interests and the resulting potential substantial dilution to existing shareholders. The Manager agreed to this request and subsequently, both the third and fourth quarter 2008 base fees have been paid in cash during the first quarter of 2009.

The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries and investments, income taxes, audit and legal fees, acquisitions and dispositions and its compliance with applicable laws and regulations. During the years ended December 31, 2009, 2008 and 2007, the Manager charged the Company $275,000, $274,000 and $303,000, respectively, for reimbursement of out-of-pocket expenses. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in due to manager-related party in the consolidated balance sheet.

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

Year Ended December 31, 2009
Sale of 49.99% of non-controlling interest stake of District Energy to John Hancock	— advisory services from MCUSA	$1,294
	— reimbursement of out-of-pocket expenses to MCUSA	15
Strategic review of alternatives available to the Company	— advisory services from MCUSA	300
	— reimbursement of out-of-pocket expenses to MCUSA	2
Atlantic Aviation’s accounts receivable management consulting services	— consulting services from Macquarie Business Improvement and Strategy, or MBIS	159
	— reimbursement of out-of-pocket expenses to MBIS	71
PCAA restructuring advice	— advisory services from MCUSA	200
	— reimbursement of out-of-pocket expenses to MCUSA	3
Atlantic Aviation’s debt amendment	— debt arranging services from MCUSA	970
Year Ended December 31, 2008
Acquisition of SevenBar FBOs	— advisory services from MCUSA	$ 819
	— reimbursement of out-of-pocket expenses to MCUSA	3

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Related Party Transactions  – (continued)

Long-Term Debt

MIC Inc. has a $20.0 million revolving credit facility with various financial institutions, including entities within the Macquarie Group. There was no outstanding balance on the revolving credit facility at December 31, 2009. Amounts relating to the portion of this revolving credit facility from the Macquarie Group comprise the following ($ in thousands):

2009
Revolving credit facility commitment provided by Macquarie Group during the period January 1, 2009 through April 13, 2009(1)	$66,667
Revolving credit facility commitment provided by Macquarie Group during the period April 14, 2009 through December 30, 2009(2)	21,556
Revolving credit facility commitment provided by Macquarie Group on December 31, 2009	4,444
Portion of revolving credit facility commitment from Macquarie Group drawn down, as of December 31, 2009(3)	—
Macquarie Group portion of the principal payments made to the revolving credit facility during the year ended December 31, 2009(3)	15,333
Interest expense on Macquarie Group portion of the drawn down commitment, for the year ended December 31, 2009	599
Commitment fees to the Macquarie Group, for year ended December 31, 2009	100
2008
Revolving credit facility commitment provided by the Macquarie Group during the period January 1, 2008 through February 11, 2008	$50,000
Revolving credit facility commitment provided by Macquarie Group during the period February 12, 2008 through December 31, 2008	66,667
Portion of credit facility commitment from Macquarie Group drawn down, as of December 31, 2008	15,333
Interest expense on Macquarie Group portion of the drawn down commitment, 2008 year	698
Commitment fees to the Macquarie Group, year ended December 31, 2008	252
Upfront fee to Macquarie Group upon renewal of facility in February 2008	333

(1)	On April 14, 2009, the Company elected to reduce the available principal on its revolving credit facility from $300.0 million to $97.0 million. This resulted in a decrease in the Macquarie Group’s total commitment under the revolving credit facility from $66.7 million to $21.6 million. See Note 12, “Long-Term Debt”, for further discussion.
(2)	On December 31, 2009, the Company elected to reduce the available principal on its revolving credit facility from $97.0 million to $20.0 million. This resulted in a decrease in the Macquarie Group’s total commitment under the revolving credit facility from $21.6 million to $4.4 million. See Note 12, “Long-Term Debt”, for further discussion.
(3)	On December 28, 2009, using the net cash proceeds from the sale of the 49.99% non-controlling interest in District Energy, and cash on hand, the Company repaid the outstanding principal balance on the MIC Inc. revolving credit facility. See Note 12, “Long-Term Debt”, for further discussion.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Related Party Transactions  – (continued)

Derivative Instruments and Hedging Activities

The Company has derivative instruments in place to fix the interest rate on certain outstanding variable-rate term loan facilities. MBL has provided interest rate swaps for Atlantic Aviation and The Gas Company. At December 31, 2009 and 2008, Atlantic Aviation had $818.4 million and $900.0 million, respectively, of its variable-rate term loans hedged, of which MBL was providing the interest rate swaps for a notional amount of $307.0 million and $343.3 million, respectively. The remainder of the swaps are from an unrelated third party. During the years ended December 31, 2009 and 2008, Atlantic Aviation made net payments to MBL of $14.1 million and $5.8 million, respectively, in relation to these swaps. During the year ended December 31, 2007, MBL made net payment to Atlantic Aviation of $732,000 in relation to these swaps.

As discussed in Note 12, “Long-Term Debt”, for year ended December 31, 2009, Atlantic Aviation paid $8.8 million in interest rate swap breakage fees, of which $1.8 million was paid to MBL.

In February 2010, per the revised terms of the term loan agreement as described in Note 12, “Long-Term Debt”, Atlantic Aviation used $17.1 million of excess cash flow to prepay $15.5 million of the outstanding principal balance of the term loan debt and incurred $1.6 million in interest rate swap breakage fees, of which $215,000 was paid to MBL.

At December 31, 2009 and 2008, The Gas Company had $160.0 million of its term loans hedged, of which MBL was providing the interest rate swaps for a notional amount of $48.0 million. The remainder of the swaps are from an unrelated third party. During the years ended December 31, 2009 and 2008, The Gas Company made net payments to MBL of $1.9 million and $685,000, respectively, in relation to these swaps. During the year ended December 31, 2007, MBL made net payments to The Gas Company of $328,000 in relation to these swaps.

Other Transactions

On March 30, 2009, The Gas Company entered into licensing agreements with Utility Service Partners, Inc. and America’s Water Heater Rentals, LLC, both indirect subsidiaries of Macquarie Group Limited, to enable these entities to offer products and services to The Gas Company’s customer base. No payments were made under these arrangements during the year ended December 31, 2009.

On August 29, 2008, Macquarie Global Opportunities Partners, or MGOP, a private equity fund managed by the Macquarie Group, completed the acquisition of the jet membership, retail charter and fuel management business units previously owned by Sentient Jet Holdings, LLC. The new company is called Sentient Flight Group (referred to hereafter as “Sentient”). Sentient was an existing customer of Atlantic Aviation. For the years ended December 31, 2009 and 2008, Atlantic Aviation recorded $9.6 million and $3.6 million, respectively, in revenue from Sentient. As of December 31, 2009 and 2008, Atlantic Aviation had $195,000 and $77,000, respectively, in receivables from Sentient, which is included in accounts receivable in the consolidated balance sheets.

In 2008, the Company received a reimbursement of $1.4 million for due diligence expenses incurred during 2007 and the first half of 2008 from MGOP in relation to an acquisition that the Company did not complete, but which was acquired by the private equity fund.

In addition, the Company and various of its subsidiaries have entered into a licensing agreement with the Macquarie Group related to the use of the Macquarie name and trademark. The Macquarie Group does not charge the Company any fees for this license.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Income Taxes

As discussed in Note 15, “Members’ Equity”, in June 2007 the Trust was dissolved and all outstanding trust stock was exchanged for LLC interests in the Company. In addition, the Company also received permission from the Internal Revenue Service, or IRS, to elect to be treated as a corporation for U.S. federal tax purposes as of January 1, 2007. Accordingly, the Company and its wholly-owned subsidiaries, are subject to federal and state income taxes. The Company files a consolidated U.S. income tax return.

Components of the Company’s income tax benefit related to loss from continuing operations for the years ended December 31 2009, 2008 and 2007 were as follows ($ in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Current taxes:
Federal	$334	$—	$192
State	1,859	2,536	2,113
Total current taxes	$2,193	$2,536	$2,305
Deferred tax benefit:
Federal	$(20,175)	$(12,849)	$(17,545)
State	(7,333)	(3,748)	(1,524)
Total deferred tax benefit	(27,508)	(16,597)	(19,069)
Change in valuation allowance	9,497	—	—
Total tax benefit	$(15,818)	$(14,061)	$(16,764)

In connection with the 2009 sale of 49.99% of District Energy, the Company converted a holding company within the District Energy group from an entity disregarded for income tax purposes to a taxable corporation. The change in the tax status of this holding company, combined with the sale of the 49.99% interest, resulted in a taxable transaction. The taxable income was offset by the Company’s other consolidated taxable loss and its NOL carryforwards. The consolidated benefit for income taxes of $15.8 million includes a charge for income taxes of $10.2 million related to the tax on the conversion of the District Energy holding company’s tax status attributable to the 50.01% interest in District Energy retained by the Company. The tax on the conversion of the District Energy holding company’s tax status of approximately $10.2 million attributable to the 49.99% interest in District Energy that was sold has been reflected as a reduction in the $32.2 million gain on the sale and recorded in additional paid in capital in the consolidated 2009 balance sheet.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Income Taxes  – (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are presented below ($ in thousands):

	December 31, 2009	December 31, 2008
Deferred tax assets:
Net operating loss carryforwards	$58,801	$63,393
Lease transaction costs	1,638	1,811
Deferred revenue	1,311	1,192
Accrued compensation	9,136	9,192
Accrued expenses	1,503	2,010
Partnership basis differences	50,466	49,184
Other	1,403	1,275
Unrealized losses	41,904	62,969
Allowance for doubtful accounts	653	859
Total gross deferred tax assets	166,815	191,885
Less: valuation allowance	(20,571)	(4,159)
Net deferred tax assets after valuation allowance	$146,244	$187,726
Deferred tax liabilities:
Intangible assets	$(148,286)	$(164,851)
Property and equipment	(81,041)	(82,382)
Prepaid expenses	(1,434)	(1,761)
Total deferred tax liabilities	(230,761)	(248,994)
Net deferred tax liability	(84,517)	(61,268)
Less: current deferred tax asset	(23,323)	(21,960)
Noncurrent deferred tax liability	$(107,840)	$(83,228)

At December 31, 2009, the Company had NOL carryforwards for federal income tax purposes of approximately $116.3 million which are available to offset future taxable income, if any, through 2029. Approximately $35.0 million of these net operating losses may be limited, on an annual basis, due to the change of control for tax purposes of the respective subsidiaries in which such losses were incurred. In addition, District Energy has NOL carryforwards of approximately $26.0 million, all of which are subject to limitations on realizations due to a change in control for tax purposes in 2009.

In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The sale of a 49.99% interest in District Energy precludes including that business in the Company’s consolidated federal income tax return from the date of sale. Accordingly, the net deferred tax liabilities of that business, approximately $44.3 million, cannot be considered in evaluating the ultimate realization of the Company’s deferred tax assets.

In 2009, the Company’s management concluded that the reversal of deferred tax liabilities should more likely than not result in the ultimate realization of all but approximately $15.3 million of federal deferred tax assets. Accordingly the Company has provided a valuation allowance for this amount, of which approximately $5.9 million has been recorded in the Company’s discontinued operations. In addition, in 2009, PCAA provided a valuation allowance of approximately $1.1 million against the state NOL deferred tax asset generated in that year, which is also included in discontinued operations.

In 2007, due to statutory limitations on the utilization of certain deferred tax assets, primarily at PCAA, the Company applied a valuation allowance on a portion of the deferred tax assets. As a result of the utilization and expiration of certain state net operating loss carryforwards, a change in the state deferred income tax effective rate, and a settlement of the IRS examination of a portion of Atlantic Aviation for 2003,

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Income Taxes  – (continued)

management decreased its valuation allowance for capital loss and operating loss carryforwards, by approximately $5.3 million in 2007. Also in 2007, management determined that it is more likely than not that the deferred tax benefit related to the state income tax net operating loss carryforward of PCAA will not be realized. Accordingly, a valuation allowance of approximately $2.9 million was recorded, which is also included in discontinued operations. This additional valuation allowance was net of the related federal income tax benefit at the statutory rate of 35%.

As of December 31, 2009, the Company had approximately $84.5 million in net deferred tax liabilities. A significant portion of the Company’s deferred tax liabilities relates to tax basis temporary differences of both intangible assets and property and equipment. The Company records the acquisitions of consolidated businesses under the purchase method of accounting and accordingly recognizes a significant increase to the value of the intangible assets and to property and equipment. For tax purposes, the Company may assume the existing tax basis of the acquired businesses, in which cases the Company records a deferred tax liability to reflect the increase in the purchase accounting basis of the assets acquired over the carryover income tax basis. This liability will reduce in future periods as these temporary differences reverse.

In 2006, the Company recognized a deferred tax benefit of approximately $2.4 million on the excess of the Company’s tax basis in IMTT over its carrying value. In 2007, the Company concluded that the excess basis will no longer reverse in the foreseeable future. Therefore, the 2007 year provision included a charge to reverse the benefit recorded in 2006.

A reconciliation of the reported income tax expense attributable to continuing operations to the amount that would result by applying the U.S. federal tax rate to the reported net loss is as follows ($ in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Tax benefit at U.S. statutory rate	$(43,746)	$(29,484)	$(20,962)
Tax effect of impairment of non-deductible intangibles	18,601	13,684	—
Effect of permanent differences and other	1,073	(49)	534
State income taxes, net of federal benefit	(3,559)	(788)	383
Tax effect of flow-through entities	—	—	—
Tax effect of IMTT taxable dividend income in excess of book income	(7,895)	5,425	4,456
Tax effect of federal dividends received deduction on IMTT dividend	—	(4,710)	(3,556)
Change in MDEH tax status	10,211	—	—
Reversal of tax benefit recorded in 2006 on the excess of the tax basis over carrying value of IMTT	—	—	2,381
True-up of deferred tax balances	—	1,861	—
Change in valuation allowance	9,497	—	—
Total tax benefit	$(15,818)	$(14,061)	$(16,764)

Uncertain Tax Positions

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded a $510,000 increase in the liability for unrecognized tax benefits, which was offset by a reduction of the deferred tax liability of $109,000, resulting in a decrease to the January 1, 2007 retained earnings balance of $401,000. At the adoption date of January 1, 2007, the Company had $1.8 million of unrecognized tax benefits, all of which would affect the effective tax rate if recognized.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Income Taxes  – (continued)

It is expected that the amount of unrecognized tax benefits will change in the next 12 months, however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense in the statements of operations, which is consistent with the recognition of these items in prior reporting periods. On January 1, 2007, the Company recorded a liability of approximately $400,000 for the payment of interest and penalties. The liability for the payment of interest and penalties did not materially change subsequent to December 31, 2007.

During the quarter and year ended December 31, 2008, the Company determined that the statute of limitations expired on unrecognized benefits of approximately $782,000. Approximately $690,000 of that amount was an acquired reserve and accordingly, recognition of its benefit was treated as an adjustment of goodwill. The balance of the reversal, approximately $92,000, was included in income as a reduction of state income tax expense.

During the quarter ended June 30, 2007, the IRS completed its audit of the 2003 federal income tax return for a subsidiary of Atlantic Aviation. That audit did not result in a material assessment beyond the related reserve established as of January 1, 2007, upon the adoption of FIN 48. As a result of the audit settlement, the Company no longer has a capital loss carryforward of approximately $11.9 million. The deferred tax benefit related to this carryforward loss was approximately $4.8 million, against which the Company applied a full valuation allowance. Both the carryforward loss and valuation allowance have been reversed. There are no other ongoing tax examinations of returns filed by the Company or any of its subsidiaries. Federal returns for all tax years ending after 2005, and state returns for all tax years ending in 2004 and later are subject to examination by federal and state tax authorities. There was no material change in the Company’s reserve for uncertain tax positions during 2009, except as discussed above.

During the year ended December 31, 2009, the IRS completed its audit of PCAA for 2004 and 2003. The conclusion of the audit did not result in material assessment.

As of December 31, 2009, there were no ongoing federal or state income tax audits of the Company and its subsidiaries.

The following table sets forth a reconciliation of the Company’s unrecognized tax benefits from January 1, 2009 to December 31, 2009. The balance as of January 1, 2009 includes the increase in the liability upon the adoption of FIN 48 treated as a reduction in retained earnings. Amounts are in thousands.

Balance as of January 1, 2009	$313
Current year increases	45
Decreases due to the lapse of applicable statue of limitations and payments	(22)
Balance as of December 31, 2009	$336

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Leases

The Company leases land, buildings, office space and certain office equipment under noncancellable operating lease agreements that expire through April 2057.

Future minimum rental commitments at December 31, 2009 are as follows ($ in thousands):

2010	$33,238
2011	30,740
2012	29,622
2013	28,820
2014	28,008
Thereafter	274,873
Total	$425,301

Rent expense under all operating leases for the years ended December 31, 2009, 2008 and 2007 was $34.9 million, $34.2 million and $26.4 million, respectively.

20. Employee Benefit Plans

401(k) Savings Plan

In 2006, MIC Inc. established a defined contribution plan under section 401(k) of the Internal Revenue Code, allowing eligible employees of the consolidated businesses to contribute a percentage of their annual compensation up to an annual amount as set by the IRS. Prior to this, each of the consolidated businesses maintained their own plans. Following the establishment of the MIC Inc. plan, Atlantic Aviation, District Energy and PCAA consolidated their plans under the MIC Inc. plan. The Gas Company also sponsored a 401(k) plan for eligible employees of that business. On January 1, 2008, employees in The Gas Company 401(k) plan were added to the MIC Inc. plan. The Company completed the merger of The Gas Company plan into the MIC Inc. plan in the first quarter of 2008.

The employer contribution to these plans ranges from 0% to 6% of eligible compensation. For the years ended December 31, 2009, 2008 and 2007, contributions were approximately $1.3 million, $1.1 million and $1.1 million, respectively.

Union Pension Plan

The Gas Company has a Defined Benefit Pension Plan for Classified Employees of GASCO, Inc. (the “DB Plan”) that accrues benefits pursuant to the terms of a collective bargaining agreement. The DB Plan is non-contributory and covers all bargaining unit employees who have met certain service and age requirements. The benefits are based on a flat rate per year of service through the date of employment termination or retirement. The Gas Company made contributions to the DB Plan of $2.9 million during 2009 and did not make any contributions during 2008. Future contributions will be made to meet ERISA funding requirements. The DB Plan’s trustee, First Hawaiian Bank, handles the DB Plan’s assets and an investment manager invests them in a diversified portfolio of equity and fixed-income securities. The projected benefit obligation for the DB Plan totaled $35.3 million at December 31, 2009 and $31.2 million at December 31, 2008. The DB Plan has assets of $21.9 million and $16.7 million at December 31, 2009 and 2008, respectively.

The Gas Company expects to make contributions in 2010 and annually for at least five years as it complies with the requirements of the Pension Protection Act of 2006. The annual amount of contributions will be dependent upon a number of factors such as market conditions and changes to regulations. However, for the 2010 calendar year, the Company expects to make contributions of approximately $1.9 million.

In May 2008, The Gas Company entered into a new five-year collective bargaining agreement which increased the benefits for participants and that immediately froze the plan to new participants. The benefit increases will occur annually for three years after which there will be no further increase to the flat rate.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Employee Benefit Plans  – (continued)

Participants will, however, continue to accrue years of service toward their final benefit. The financial effects of the new agreement are included in the tables below as “Plan amendments”.

Other Benefits Plan

The Gas Company has a postretirement plan. The GASCO, Inc. Hourly Postretirement Medical and Life Insurance Plan (the “PMLI Plan”) covers all bargaining unit participants who were employed by The Gas Company on May 1, 1999 and who retire after the attainment of age 62 with 15 years of service. Prior to the establishment of this plan, the participants were covered under a multiemployer plan administered by the Hawaii Teamsters Health and Welfare Trust; the PMLI Plan was formed when the multiemployer plan was dissolved. Under the provisions of the PMLI Plan, The Gas Company pays for medical premiums of the retirees and spouses up until age 65. After age 65, the Gas Company pays for medical premiums up to a maximum of $150 per month. The retirees are also provided $1,000 of life insurance benefits.

Additional information about the fair value of the benefit plan assets, the components of net periodic cost, and the projected benefit obligation as of December 31, 2009 and 2008, and for the year ended December 31, 2009 and 2008 is as follows ($ in thousands):

	DB Plan Benefits		PMLI Benefits
	2009	2008	2009	2008
Change in benefit obligation:
Benefit obligation – beginning of period	$31,167	$29,022	$1,744	$1,641
Service cost	629	631	42	39
Interest cost	1,888	1,832	113	103
Plan amendments	—	775	—	—
Participant contributions	—	—	60	41
Actuarial losses	3,251	488	252	32
Benefits paid	(1,685)	(1,581)	(116)	(112)
Benefit obligation – end of year	$35,250	$31,167	$2,095	$1,744
Change in plan assets:
Fair value of plan assets – beginning of period	$16,652	$24,358	$—	$—
Actual return (loss) on plan assets	4,170	(6,044)	—	—
Employer/participant contributions	2,901	—	116	112
Expenses paid	(127)	(81)	—	—
Benefits paid	(1,685)	(1,581)	(116)	(112)
Fair value of plan assets – end of year	$21,911	$16,652	$—	$—

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Employee Benefit Plans  – (continued)

The funded status of the Company’s balance sheet at December 31, 2009 and 2008, are presented in the following table ($ in thousands):

	DB Plan Benefits		PMLI Benefits
	2009	2008	2009	2008
Funded status
Funded status at end of year	$(13,339)	$(14,515)	$(2,095)	$(1,744)
Net amount recognized in balance sheet	$(13,339)	$(14,515)	$(2,095)	$(1,744)
Amounts recognized in balance sheet consists of:
Current liabilities	$—	$—	$(120)	$(107)
Noncurrent liabilities	(13,339)	(14,515)	(1,975)	(1,637)
Net amount recognized in balance sheet	$(13,339)	$(14,515)	$(2,095)	$(1,744)
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income:
Prior service cost	$(465)	$(620)	$—	$—
Accumulated loss	(7,379)	(7,362)	(325)	(72)
Accumulated other comprehensive loss	(7,844)	(7,982)	(325)	(72)
Net periodic benefit cost in excess of cumulative employer contributions	(5,495)	(6,533)	(1,770)	(1,672)
Net amount recognized in balance sheet	$(13,339)	$(14,515)	$(2,095)	$(1,744)

The components of net periodic benefit cost and other changes in other comprehensive income for the plans are shown below ($ in thousands):

	DB Plan Benefits		PML Benefits
	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$629	$631	$42	$39
Interest cost	1,888	1,832	113	103
Expected return on plan assets	(1,221)	(1,820)	—	—
Recognized actuarial loss	413	—	—	—
Amortization of prior service cost	155	155	—	—
Net periodic benefit cost	$1,864	$798	$155	$142
Other changes recognized in other comprehensive income:
Prior service cost arising during period	$—	$775	$—	$—
Net loss arising during period	429	8,433	253	32
Amortization of prior service cost	(155)	(155)	—	—
Amortization of loss	(412)	—	—	—
Total recognized in other comprehensive income	$(138)	$9,053	$253	$32

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Employee Benefit Plans  – (continued)

	DB Plan Benefits		PMLI Benefits
	2009	2008	2009	2008
Estimated amounts that will be amortized from accumulated other comprehensive income over the next year:
Amortization of prior service cost	$155	$155	$—	$—
Amortization of net loss	395	389	17	—
Weighted average assumptions to determine benefit obligations:
Discount rate	5.70%	6.20%	5.60%	6.30%
Rate of compensation increase	N/A	N/A	N/A	N/A
Measurement date	December 31	December 31	December 31	December 31
Weighted average assumptions to determine net cost:
Discount rate	6.20%	6.30%	6.30%	6.20%
Expected long-term rate of return on plan assets during fiscal year	7.25%	7.75%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A
Assumed healthcare cost trend rates:
Initial health care cost trend rate			9.00%	9.50%
Ultimate rate			4.50%	5.00%
Year ultimate rate is reached			2028	2018

The Gas Company’s overall investment strategy is to achieve a mix of approximately 65% of investments in equities for long-term growth and 35% in fixed income securities for asset allocation purposes as well as near-term needs. The Gas Company has instructed the investment manager to maintain the allocation of the DB Plan’s assets between equity mutual fund securities and fixed income mutual fund securities within the pre-approved parameters set by the management of The Gas Company. The DB Plan weighted average asset allocation at December 31, 2009 and 2008 was:

	2009	2008
Equity instruments	65%	57%
Fixed income securities	34%	41%
Cash	1%	2%
Total	100%	100%

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Employee Benefit Plans  – (continued)

The expected return on plan assets of 7.25% was estimated based on the allocation of assets and management’s expectations regarding future performance of the investments held in the investment portfolio. The asset allocations of The Gas Company’s pension benefits as of December 31, 2009 measurement dates were as follows ($ in thousands):

		Fair Value Measurements at December 31, 2009
	Pension Benefits – Plan Assets
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category:
Cash and money market	$315	$26	$289	$—
Equity securities:
U.S. large-cap growth(a)	1,980	1,980	—	—
U.S. large-cap blend(b)	5,663	5,663	—	—
U.S. large-cap value(c)	1,983	1,983	—	—
U.S. mid-cap blend(d)	846	846	—	—
U.S. small-cap growth(e)	849	849	—	—
International large-cap blend(f)	2,801	2,801	—	—
Fixed income securities:
Intermediate term corporate bonds(g)	5,969	5,969	—	—
Short term corporate bonds(h)	1,505	1,505	—	—
Total	$21,911	$21,622	$289	$—

(a)	This fund seeks to track the performance of the MSCI U.S. Prime Market Growth Index, a broadly diversified index of growth stocks of large U.S. companies.
(b)	This fund seeks to track the performance of the MSCI U.S. Broad Market Index, which consists of all the U.S. common stocks traded regularly on the New York Stock Exchange and the Nasdaq over-the-counter market.
(c)	This fund seeks long-term capital appreciation and income. The fund invests mainly in mid- and large- capitalization companies whose stocks are considered by an advisor to be undervalued.
(d)	This fund seeks long-term capital appreciation. The fund normally invests in small- and mid- capitalization domestic stocks based on an advisor’s assessment of the relative return potential of the securities.
(e)	This fund seeks to provide long-term capital appreciation. The fund invests mainly in the stocks of small companies.
(f)	This fund seeks to track the performance of a benchmark index that measures the investment return of stocks issued by companies located in Europe, the Pacific region, and emerging markets countries.
(g)	These funds seek to provide a moderate and sustainable level of current income by investing in bonds with an average weighted maturity of between five and ten years.
(h)	This fund seeks to provide current income. It invests at least 80% of assets in short and intermediate term corporate bonds and other corporate fixed income obligations. It typically maintains an average weighted maturity of between one and four years.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Employee Benefit Plans  – (continued)

The discount rates of 5.70% and 5.60% for the DB Plan and PMLI Plan, respectively, were based on high quality corporate bond rates that approximate the expected settlement of obligations. The estimated future benefit payments for the next ten years are as follows ($ in thousands):

	DB Plans Benefits	PMLI Benefits
2010	$1,980	$120
2011	2,133	176
2012	2,227	177
2013	2,298	187
2014	2,368	161
Thereafter	12,058	882

21. Legal Proceedings and Contingencies

The subsidiaries of MIC Inc. are subject to legal proceedings arising in the ordinary course of business. In management’s opinion, the Company has adequate legal defences and/or insurance coverage with respect to the eventuality of such actions, and does not believe the outcome of any pending legal proceedings will be material to the Company’s financial position or results of operations.

There are no material legal proceedings pending other than ordinary routine litigation incidental to the Company’s businesses.

22. Dividends

The Company’s Board of Directors declared the following dividends during 2007 and 2008:

Date Declared	Quarter Ended	Holders of Record Date	Payment Date	Dividend per LLC Interest
February 27, 2007	December 31, 2006	April 4, 2007	April 9, 2007	0.57
May 3, 2007	March 31, 2007	June 5, 2007	June 8, 2007	0.59
August 7, 2007	June 30, 2007	September 6, 2007	September 11, 2007	0.605
November 6, 2007	September 30, 2007	December 5, 2007	December 10, 2007	0.62
February 25, 2008	December 31, 2007	March 5, 2008	March 10, 2008	0.635
May 5, 2008	March 31, 2008	June 4, 2008	June 10, 2008	0.645
August 4, 2008	June 30, 2008	September 4, 2008	September 11, 2008	0.645
November 4, 2008	September 30, 2008	December 3, 2008	December 10, 2008	0.20

The distributions declared have been recorded as a reduction to LLC interests or accumulated (deficit) gain in the members’ equity section of the consolidated balance sheets.

The declaration and payment of any future distribution will be subject to a decision of the Company’s Board of Directors, which includes a majority of independent directors. The Company’s Board of Directors will take into account such matters as the state of the capital markets and general business conditions, the Company’s financial condition, results of operations, capital requirements and any contractual, legal and regulatory restrictions on the payment of distributions by the Company to its shareholders or by its subsidiaries to the Company, and any other factors that the Board of Directors deems relevant. In particular, each of the Company’s businesses and investments have substantial debt commitments and restrictive covenants, which must be satisfied before any of them can pay dividends or make distributions to the Company. Any or all of these factors could affect both the timing and amount, if any, of future distributions.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. Subsequent Events

The Company evaluated and disclosed the following events through February 25, 2010:

Atlantic Aviation’s Credit Facility

In February 2010, per the revised terms of the term loan agreement, as described in Note 12, “Long-Term Debt”, Atlantic Aviation used $17.1 million of excess cash flow to prepay $15.5 million of the outstanding principal balance of its term loan debt and incurred $1.6 million in interest rate swap breakage fees.

PCAA Asset Purchase Agreement

On January 28, 2010, the Company announced that PCAA had entered into an asset purchase agreement with Bainbridge ZKS — Corinthian Holdings, LLC. This agreement, which is subject to approval by the bankruptcy court, will result in the sale of the assets of PCAA for $111.5 million, subject to certain adjustments and will result in the elimination of $201.0 million of current debt from the liabilities of discontinued operations held for sale in the consolidated balance sheet. The cancelled debt in excess of the sale proceeds used to repay such debt would result in cancellation of debt income and the proceeds in excess of the business’ assets as a gain on sale. As a part of the bankruptcy sale process, all cash proceeds would be paid to creditors of the business. PCAA also commenced a voluntary Chapter 11 case with the bankruptcy court. If approved, the Company expects to complete the sale of the business in the first half of 2010.

As part of the bankruptcy filing, the Company has no obligation to and has no intention of committing additional capital to this business. Creditors of this business do not have recourse to any assets of the holding company or any assets of the other Company’s businesses, other than approximately $5.3 million relating to a guarantee of a single parking facility lease.

Results for PCAA are reported separately as discontinued operations for all periods presented. The assets and liabilities of the business being sold are included in assets of discontinued operations held for sale and liabilities of discontinued operations held for sale on the Company’s consolidated balance sheet.

24. Quarterly Data (Unaudited)

The data shown below relates to the Company’s continuing operations and includes all adjustments which the Company considers necessary for a fair presentation of such amounts.

	Operating Revenue			Operating (Loss) Income			Net (Loss) Income
	2009	2008	2007	2009	2008	2007	2009	2008	2007
	($ in Thousands)
Quarter ended:
March 31	$167,496	$259,808	$150,171	$(26,792)	$26,842	$17,677	$(46,601)	$698	$9,624
June 30	163,408	267,123	157,137	(39,489)	24,264	(24,894)	(27,013)	10,184	(24,207)
September 30	185,562	258,312	202,116	22,046	24,569	21,926	(16,890)	2,368	(17,013)
December 31	193,610	192,118	244,790	16,987	(70,232)	15,597	(18,666)	(83,431)	(11,533)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
	($ in Thousands)
Allowance for Doubtful Accounts
For the Year Ended December 31, 2007	$1,319	$593	$(13)	$1,899
For the Year Ended December 31, 2008	$1,899	$1,543	$(1,301)	$2,141
For the Year Ended December 31, 2009	$2,141	$3,401	$(3,913)	$1,629

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Management’s Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our chief executive officer and chief financial officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13(a)-15(e) of the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2009. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Management used the framework set forth in the report entitled “Internal Control-Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (referred to as “COSO”) to evaluate the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.

As a result of its evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their report appearing on page 154, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.

(c) Attestation Report of Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Macquarie Infrastructure Company LLC:

We have audited Macquarie Infrastructure Company LLC’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Macquarie Infrastructure Company LLC’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Macquarie Infrastructure Company LLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control —  Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Macquarie Infrastructure Company LLC and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, members’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 25, 2010 expressed an unqualified opinion on those consolidated financial statements.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for noncontrolling interests due to the adoption of ASC 810-10 Consolidation (formerly Statement on Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51) in 2009.

/s/ KPMG LLP
Dallas, Texas
February 25, 2010

(d) Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) was identified in connection with the evaluation described in (b) above during the fiscal quarter ended December 31, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company will furnish to the Securities and Exchange Commission a definitive proxy statement not later than 120 days after the end of the fiscal year ended December 31, 2009. The information required by this item is incorporated herein by reference to the proxy statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Macquarie Infrastructure Company LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2010.

MACQUARIE INFRASTRUCTURE COMPANY LLC (Registrant)
By: /s/ James Hooke Chief Executive Officer

We, the undersigned directors and executive officers of Macquarie Infrastructure Company LLC, hereby severally constitute James Hooke and Todd Weintraub, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Macquarie Infrastructure Company LLC and in the capacities indicated on the 25th day of February 2010.

Signature	Title
/s/ James Hooke James Hooke	Chief Executive Officer (Principal Executive Officer)
/s/ Todd Weintraub Todd Weintraub	Chief Financial Officer (Principal Financial Officer)
/s/ John Roberts John Roberts	Chairman of the Board of Directors
/s/ Norman H. Brown, Jr. Norman H. Brown, Jr.	Director
/s/ George W. Carmany III George W. Carmany III	Director
/s/ William H. Webb William H. Webb	Director

EXHIBIT INDEX

2.1*	Asset Purchase Agreement, dated as of January 28, 2010 between PCAA Parent, LLC, a subsidiary of the holding company for Macquarie Infrastructure Company’s airport parking business, and certain of its subsidiaries, and Corinthian-Bainbridge ZKS Holdings, LLC, a Delaware limited liability company, formed by Corinthian Equity Fund, L.P. and Bainbridge ZKS Funds, LP†
2.2*	Purchase Agreement by and among Macquarie Infrastructure Company Inc., John Hancock Life Insurance Company, and John Hancock Life Insurance Company (U.S.A.), dated as of November 20, 2009 (the “Thermal Chicago Agreement”)
2.3*	Amendment to Purchase Agreement, dated as of December 21, 2009, regarding the Thermal Chicago Agreement
3.1	Third Amended and Restated Operating Agreement of Macquarie Infrastructure Company LLC (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2007 (the “June 22, 2007 8-K”))
3.2	Amended and Restated Certificate of Formation of Macquarie Infrastructure Assets LLC (incorporated by reference to Exhibit 3.8 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-116244) (“Amendment No. 2”)
4.1*	Specimen certificate evidencing LLC interests of Macquarie Infrastructure Company LLC
10.1	Amended and Restated Management Services Agreement, dated as of June 22, 2007, among Macquarie Infrastructure Company LLC, Macquarie Infrastructure Company Inc., Macquarie Yorkshire LLC, South East Water LLC, Communications Infrastructure LLC and Macquarie Infrastructure Management (USA) Inc. (incorporated by reference to Exhibit 10.1 of the June 22, 2007 8-K)
10.2	Amendment No. 1 to the Amended and Restated Management Services Agreement, dated as of February 7, 2008, among Macquarie Infrastructure Company LLC, Macquarie Infrastructure Company Inc., Macquarie Yorkshire LLC, South East Water LLC, Communications Infrastructure LLC and Macquarie Infrastructure Management (USA) Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Annual Report”))
10.3	Registration Rights Agreement among Macquarie Infrastructure Company Trust, Macquarie Infrastructure Company LLC and Macquarie Infrastructure Management (USA) Inc., dated as of December 21, 2004 (incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 27, 2004)
10.4	Macquarie Infrastructure Company LLC — Independent Directors Equity Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)
10.5	Second Amended and Restated Credit Agreement, dated as of February 13, 2008, among Macquarie Infrastructure Company Inc., Macquarie Infrastructure Company LLC, the Lenders (as defined therein), the Issuers (as defined therein) and Citicorp North America, Inc., as administrative agent (incorporated by reference to Exhibit 10.5 to the Registrant’s 2007 Annual Report)
10.6	Loan Agreement, dated as of September 1, 2006 between Parking Company of America Airports, LLC, Parking Company of America Airports Phoenix, LLC, PCAA SP, LLC and PCA Airports, Ltd., as borrowers, and Capmark Finance Inc., as lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 7, 2006)
10.7	District Cooling System Use Agreement, dated as of October 1, 1994, between the City of Chicago, Illinois and MDE Thermal Technologies, Inc., as amended on June 1, 1995, July 15, 1995, February 1, 1996, April 1, 1996, October 1, 1996, November 7, 1996, January 15, 1997, May 1, 1997, August 1, 1997, October 1, 1997, March 12, 1998, June 1, 1998, October 8, 1998, April 21, 1999, March 1, 2000, March 15, 2000, June 1, 2000, August 1, 2001, November 1, 2001, June 1, 2002, and June 30, 2004 (incorporated by reference to Exhibit 10.25 of Amendment No. 2)

10.8	Twenty-Third Amendment to the District Cooling System Use Agreement, dated as of November 1, 2005, by and between the City of Chicago and Thermal Chicago Corporation (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the “June 2006 Quarterly Report”))
10.9	Twenty-Fourth Amendment to District Cooling System Use Agreement, dated as of November 1, 2006, by and between the City of Chicago, Illinois and MDE Thermal Technologies, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the “March 2007 Quarterly Report”))
10.10	Twenty-Fifth Amendment to District Cooling System Use Agreement, dated as of October 1, 2008, by and between the City of Chicago, Illinois and Thermal Chicago Corporation (incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 10-K Report”))
10.11	Loan Agreement, dated as of September 21, 2007, among Macquarie District Energy, Inc., the Lenders defined therein, Dresdner Bank AG New York Branch, as administrative agent and LaSalle Bank National Association, as issuing bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 27, 2007).
10.12	Amendment Number One to Loan Agreement, dated as of December 21, 2007, among Macquarie District Energy, Inc., the several banks and other financial institutions signatories hereto, LaSalle Bank National Association, as Issuing Bank and Dresdner Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.11 to the Registrant’s 2007 Annual Report)
10.13	Amendment Number Two to Loan Agreement, dated as of February 22, 2008, among Macquarie District Energy, Inc., the several banks and other financial institutions signatories thereto; LaSalle Bank National Association, as Issuing Bank and Dresdner Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.12 to the Registrant’s 2007 Annual Report)
10.14	Shareholder's Agreement, dated April 14, 2006, between Macquarie Terminal Holdings LLC, IMTT Holdings Inc., the Current Shareholders and the Current Beneficial Owners named therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on April 17, 2006)
10.15	Letter Agreement, dated January 23, 2007, between Macquarie Terminal Holdings LLC, IMTT Holdings Inc., the Current Shareholders and the Current Beneficial Owners named therein (incorporated by reference to Exhibit 10.10 to the Registrant’s 2006 Annual Report)
10.16	Letter Agreement entered into as of June 20, 2007 among IMTT Holdings Inc. (IMTT Holdings), Macquarie Terminal Holdings LLC and the Current Beneficial Shareholders of IMTT Holdings, amending the Shareholders Agreement dated April 14, 2006 (as amended) between IMTT Holdings and the Shareholders thereof (incorporated by reference to Exhibit 10.5 to the June 2007 Quarterly Report)
10.17	Letter Agreement, dated as of July 30, 2007, among IMTT Holdings Inc. (IMTT), Macquarie Terminal Holdings LLC and the other current beneficial shareholders of IMTT amending the Shareholders Agreement dated April 14, 2006 (as amended) between the same parties (incorporated by reference to Exhibit 10.6 to the June 2007 Quarterly Report)
10.18	Loan Agreement, dated as of September 27, 2007, among Atlantic Aviation FBO Inc., the Lenders, as defined therein, and Depfa Bank plc, as Administrative Agent, and Amendments No. 1 and No. 2 thereto (incorporated by reference to Exhibit 10.1 of the September 2007 Quarterly Report)
10.19	Waiver and Amendment Number Three to Loan Agreement, dated as of November 30, 2007, among Atlantic Aviation FBO Inc., the several banks and other financial institutions signatories thereto and Depfa Bank plc, as Administrative Agent (incorporated by reference to Exhibit 10.19 to the Registrant’s 2007 Annual Report)

10.20	Waiver and Amendment Number Four to Loan Agreement, dated as of December 27, 2007, among Atlantic Aviation FBO INC. and the several banks and other financial institutions signatories thereto (incorporated by reference to Exhibit 10.20 to the Registrant’s 2007 Annual Report)
10.21	Consent and Amendment Number Five to Loan Agreement, dated as of January 31, 2008, among Atlantic Aviation FBO INC., Atlantic Aviation FBO Holdings LLC (formerly known as Macquarie FBO Holdings LLC) and the several banks and other financial institutions signatories thereto (incorporated by reference to Exhibit 10.21 to the Registrant’s 2007 Annual Report).
10.22	Amendment Number Six to Loan Agreement, dated as of February 25, 2009, among Atlantic Aviation FBO Inc and the bank or banks and other financial institutions signatories thereto (incorporated by reference to Exhibit 10.29 to the 2009 10-K Report)
10.23	Amended and Restated Loan Agreement, dated as of June 7, 2006, among HGC Holdings LLC, Macquarie Gas Holdings LLC, the Lenders named herein and Dresdner Bank AG London Branch (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed with the SEC on June 12, 2006)
10.24	Amended and Restated Loan Agreement, dated as of June 7, 2006, among The Gas Company LLC, Macquarie Gas Holdings LLC, the Lenders defined therein and Dresdner Bank AG London Branch (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed with the SEC on June 12, 2006)
10.25	Letter Amendment, dated August 18, 2006, amending the Amended and Restated Loan Agreement dated as of June 7, 2006, among HGC Holdings LLC, Macquarie Gas Holdings LLC, the Lenders named herein and Dresdner Bank AG London Branch and the Amended and Restated Loan Agreement, dated as of June 7, 2006, among The Gas Company LLC, Macquarie Gas Holdings LLC, the Lenders defined therein and Dresdner Bank AG London Branch (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (the “June 2008 Quarterly Report”))
10.26	Amendment Number Two to Amended and Restated Loan Agreement, dated as of July 16, 2008, among The Gas Company, LLC, Macquarie Gas Holdings LLC, the several banks and other financial institutions signatories hereto and Dresdner Bank AG Niederlassung Luxemburg (successor administrative agent to Dresdner Bank AG London Branch) (incorporated by reference to Exhibit 10.2 of the June 2008 Quarterly Report)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of KPMG LLP
23.2*	Consent of KPMG LLP (IMTT)
24.1*	Powers of Attorney (included in signature pages)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
99.1*	Consolidated Financial Statements for IMTT Holdings Inc., for the Years Ended December 31, 2009 and December 31, 2008

*	Filed herewith.
†	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.