Form 10-Q
period 2010-03-31
Macquarie Infrastructure CO LLC
filed 2010-05-05
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

There were 45,431,868 limited liability company interests without par value outstanding at May 4, 2010.

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

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED BALANCE SHEETS
($ In Thousands, Except Share Data)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,277	$27,455
Accounts receivable, less allowance for doubtful accounts of $1,591 and $1,629, respectively	45,383	47,256
Inventories	15,081	14,305
Prepaid expenses	7,360	6,688
Deferred income taxes	21,300	23,323
Other	8,541	10,839
Assets of discontinued operations held for sale	88,788	86,695
Total current assets	215,730	216,561
Property, equipment, land and leasehold improvements, net	574,884	580,087
Restricted cash	13,780	16,016
Equipment lease receivables	35,402	33,266
Investment in unconsolidated business	208,084	207,491
Goodwill	516,182	516,182
Intangible assets, net	742,410	751,081
Deferred financing costs, net of accumulated amortization	14,174	17,088
Other	1,608	1,449
Total assets	$2,322,254	$2,339,221
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Due to manager – related party	$2,279	$1,977
Accounts payable	45,746	44,575
Accrued expenses	17,945	17,432
Current portion of notes payable and capital leases	232	235
Current portion of long-term debt	50,233	45,900
Fair value of derivative instruments	44,560	49,573
Customer deposits	4,283	5,617
Other	9,130	9,338
Liabilities of discontinued operations held for sale	225,782	220,549
Total current liabilities	400,190	395,196
Notes payable and capital leases, net of current portion	1,438	1,498
Long-term debt, net of current portion	1,137,311	1,166,379
Deferred income taxes	108,767	107,840
Fair value of derivative instruments	61,125	54,794
Other	40,396	38,746
Total liabilities	1,749,227	1,764,453
Commitments and contingencies	—	—
Members’ equity:
LLC interests, no par value; 500,000,000 authorized; 45,431,868 LLC interests issued and outstanding at March 31, 2010 and 45,292,913 LLC interests issued and outstanding at December 31, 2009	961,791	959,897
Additional paid in capital	21,763	21,956
Accumulated other comprehensive loss	(37,884)	(43,232)
Accumulated deficit	(368,460)	(360,095)
Total members’ equity	577,210	578,526
Noncontrolling interests	(4,183)	(3,758)
Total equity	573,027	574,768
Total liabilities and equity	$2,322,254	$2,339,221

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
($ In Thousands, Except Share and per Share Data)

	Quarter Ended March 31, 2010	Quarter Ended March 31, 2009(1)
Revenue
Revenue from product sales	$120,018	$89,192
Revenue from product sales – utility	26,835	20,167
Service revenue	53,206	56,945
Financing and equipment lease income	1,245	1,192
Total revenue	201,304	167,496
Costs and expenses
Cost of product sales	77,054	49,766
Cost of product sales – utility	21,313	15,387
Cost of services	11,145	11,071
Selling, general and administrative	50,734	56,143
Fees to manager – related party	2,189	462
Goodwill impairment	—	18,000
Depreciation	7,722	13,150
Amortization of intangibles	8,671	30,265
Total operating expenses	178,828	194,244
Operating income (loss)	22,476	(26,748)
Other income (expense)
Interest income	16	67
Interest expense(2)	(34,687)	(33,566)
Equity in earnings and amortization charges of investees	5,593	5,449
Loss on derivative instruments	—	(25,238)
Other income, net	48	1,036
Net loss from continuing operations before income taxes	(6,554)	(79,000)
Benefit for income taxes	1,089	32,565
Net loss from continuing operations	$(5,465)	$(46,435)
Net loss from discontinued operations, net of taxes	(4,013)	(6,424)
Net loss	$(9,478)	$(52,859)
Less: net (loss) income attributable to noncontrolling interests	(1,113)	167
Net loss attributable to MIC LLC	$(8,365)	$(53,026)
Basic and diluted loss per share from continuing operations attributable to MIC LLC interest holders	$(0.10)	$(1.04)
Basic and diluted loss per share from discontinued operations attributable to MIC LLC interest holders	(0.08)	(0.14)
Basic and diluted loss per share attributable to MIC LLC interest holders:	$(0.18)	$(1.18)
Weighted average number of shares outstanding: basic and diluted	45,294,457	44,948,694

(1)	Reclassified to conform to current period presentation.
(2)	Interest expense includes non-cash loss on derivative instruments of $11.1 million and $7.0 million for the quarters ended March 31, 2010 and 2009, respectively. These items are recorded in interest expense from the dates that hedge accounting was discontinued.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
($ In Thousands)

	Quarter Ended March 31, 2010	Quarter Ended March 31, 2009(1)
Operating activities
Net loss	$(9,478)	$(52,859)
Adjustments to reconcile net loss to net cash provided by operating activities from continuing operations:
Net loss from discontinued operations before noncontrolling interests	4,013	6,424
Non-cash goodwill impairment	—	18,000
Depreciation and amortization of property and equipment	9,357	14,613
Amortization of intangible assets	8,671	30,265
Equity in earnings and amortization charges of investees	(5,593)	(5,449)
Equity distributions from investees	5,000	5,449
Amortization of debt financing costs	2,914	1,167
Non-cash derivative loss	11,126	32,225
Base management fees settled/to be settled in LLC interests	2,189	—
Equipment lease receivable, net	712	766
Deferred rent	72	44
Deferred taxes	(1,967)	(33,090)
Other non-cash expenses, net	703	(553)
Changes in other assets and liabilities, net of acquisitions:
Restricted cash	50	—
Accounts receivable	504	6,606
Inventories	(776)	453
Prepaid expenses and other current assets	1,927	3,212
Due to manager – related party	7	(2,950)
Accounts payable and accrued expenses	1,759	(5,494)
Income taxes payable	11	633
Other, net	(395)	(1,351)
Net cash provided by operating activities from continuing operations	30,806	18,111
Investing activities
Purchases of property and equipment	(4,013)	(6,729)
Investment in capital leased assets	(2,400)	—
Return of investment in unconsolidated business	—	1,551
Other	6	(40)
Net cash used in investing activities from continuing operations	(6,407)	(5,218)

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS – (continued)
(Unaudited)
($ In Thousands)

	Quarter Ended March 31, 2010	Quarter Ended March 31, 2009(1)
Financing activities
Net proceeds on line of credit facilities	—	400
Contributions received from noncontrolling interests	300	—
Distributions paid to noncontrolling interests	(342)	(148)
Payment of long-term debt	(24,736)	(44,621)
Change in restricted cash	2,236	(29)
Payment of notes and capital lease obligations	(33)	(52)
Net cash used in financing activities from continuing operations	(22,575)	(44,450)
Net change in cash and cash equivalents from continuing operations	1,824	(31,557)
Cash flows provided by (used in) discontinued operations:
Net cash provided by (used in) operating activities	3,343	(1,252)
Net cash used in investing activities	(106)	(203)
Net cash (used in) provided by financing activities	(151)	2,121
Cash provided by discontinued operations(2)	3,086	666
Change in cash of discontinued operations held for sale(2)	(3,088)	(699)
Net change in cash and cash equivalents	1,822	(31,590)
Cash and cash equivalents, beginning of period	27,455	66,054
Cash and cash equivalents, end of period – continuing operations	$29,277	$34,464
Supplemental disclosures of cash flow information for continuing operations:
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$1,172	$808
Issuance of LLC interests to manager for base management fees	$1,894	$—
Taxes paid	$808	$3
Interest paid	$20,628	$25,837

(1)	Reclassified to conform to current period presentation.
(2)	Cash of discontinued operations held for sale is reported in assets of discontinued operations held for sale in the accompanying consolidated condensed balance sheets. The cash used in discontinued operations is different than the change in cash of discontinued operations held for sale due to intercompany transactions that are eliminated in consolidation.

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

The Company is an operating entity with a Board of Directors and other corporate governance responsibilities generally consistent with that of a Delaware corporation.

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
(iii)	a 50.01% controlling interest in a district energy business (“District Energy”), which operates the largest district cooling system in the U.S., serving various customers in Chicago, Illinois and Las Vegas, Nevada.

Atlantic Aviation — an airport services business providing products and services including fuel and aircraft hangaring/parking to owners and operators of private jets at 68 airports and one heliport in the U.S. Atlantic Aviation continues as the only aviation-related business of the Company.

2. Basis of Presentation

The unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of consolidated condensed financial statements in conformity with GAAP requires estimates and assumptions. Management evaluates these estimates and judgments on an ongoing basis. Actual results may differ from the estimates and assumptions used in the financial statements and notes. Operating results for the quarter ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The consolidated balance sheet at December 31, 2009 has been derived from audited financial statements but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. Certain reclassifications were made to the financial statements for the prior period to conform to current period presentation.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

2. Basis of Presentation  – (continued)

The interim financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 25, 2010.

3. New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board, or FASB, issued ASC 825-10-65 Financial Instruments, which is effective for interim reporting periods ending after June 15, 2009. This guidance requires disclosures about the fair value of financial instruments for interim reporting periods in addition to the current requirement to make disclosure in annual financial statements. This guidance also requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments and description of changes in the method and significant assumptions. The Company adopted this guidance during the second quarter of 2009. Since this guidance requires only additional disclosures, the adoption did not have a material impact on the Company’s financial results of operations and financial condition.

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and variable rate senior debt, are carried at cost, which approximates their fair value because of either the short-term maturity, or variable or competitive interest rates assigned to these financial instruments.

4. Loss Per Share

Following is a reconciliation of the basic and diluted number of shares used in computing loss per share:

	Quarter Ended March 31,
	2010	2009
Weighted average number of shares outstanding:
basic	45,294,457	44,948,694
Dilutive effect of restricted stock unit grants	—	—
Weighted average number of shares outstanding:
diluted	45,294,457	44,948,694

The 128,205 and 14,115 restricted stock unit grants provided to the Company’s independent directors on June 4, 2009 and May 27, 2008, respectively, were anti-dilutive for the quarters ended March 31, 2010 and 2009 due to the Company’s net loss for those periods.

5. Discontinued Operations

Parking Company of America Airports, or PCAA, operates 31 airport parking facilities comprising over 40,000 parking spaces near 20 major airports across the United States. PCAA provides customers with 24-hour secure parking close to airport terminals, as well as transportation via shuttle bus to and from their vehicles and the terminal. Operations are carried out on either owned or leased land at locations near the airports.

On January 28, 2010, the Company announced that PCAA entered into an asset purchase agreement with Bainbridge ZKS — Corinthian Holdings, LLC and simultaneously commenced a voluntary Chapter 11 case with the bankruptcy court. On April 27, 2010, an auction for the assets of PCAA was held where Commercial

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

5. Discontinued Operations  – (continued)

Finance Services 2907 Inc. was declared the winning bidder with a purchase price of $141.0 million, subject to certain adjustments. This purchase price, which is subject to approval by the bankruptcy court, will result in:

•	the elimination of $201.0 million of current debt from liabilities from the Company’s consolidated condensed balance sheet; and
•	the cancelled debt in excess of the sale proceeds used to repay such debt will result in cancellation of debt income.

As a part of the bankruptcy sale process, substantially all of the cash proceeds will be paid to creditors of the business and not to the Company. If approved, the Company expects to complete the sale of the business in the second quarter of 2010.

As part of the bankruptcy filing, the Company has no obligation to, and has no intention of, committing additional capital to this business and the Company’s ongoing liabilities are expected to be no more than $5.4 million in a guarantee of a single parking facility lease. Creditors of this business do not have recourse to any assets of the holding company or any assets of the Company’s other businesses, other than the aforementioned lease guarantee.

Results for PCAA are reported separately as discontinued operations for all periods presenzted. The assets and liabilities of the business being sold are included in assets of discontinued operations held for sale and liabilities of discontinued operations held for sale on the Company’s consolidated condensed balance sheets.

The following is a summary of the assets and liabilities of discontinued operations held for sale related to PCAA as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
	($ in Thousands)
Assets
Total current assets	$10,304	$7,676
Property, equipment, land and leasehold improvements, net	76,856	77,524
Other non-current assets	1,628	1,495
Total assets	$88,788	$86,695
Liabilities
Current portion of long-term debt	$200,973	$200,999
Other current liabilities	15,959	10,761
Total current liabilities	216,932	211,760
Other non-current liabilities	8,850	8,789
Total liabilities	225,782	220,549
Noncontrolling interests	(2,029)	(1,863)
Total liabilities and noncontrolling interests	$223,753	$218,686

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

5. Discontinued Operations  – (continued)

Summarized financial information for discontinued operations related to PCAA for the quarters ended March 31, 2010 and 2009 are as follows:

	For the Quarter Ended March 31,
	2010	2009
	($ in Thousands, Except Share Data)
Service revenue	$16,507	$16,607
Net loss from discontinued operations before income taxes	$(3,017)	$(9,518)
(Provision) benefit for income taxes	(996)	3,094
Net loss from discontinued operations	(4,013)	(6,424)
Less: net loss attributable to noncontrolling interests	(166)	—
Net loss from discontinued operations attributable to MIC LLC	$(3,847)	$(6,424)
Basic and diluted loss per share from discontinued operations attributable to MIC LLC interest holders	$(0.08)	$(0.14)
Weighted average number of shares outstanding at the Company level: basic and diluted	45,294,457	44,948,694

6. Property, Equipment, Land and Leasehold Improvements

Property, equipment, land and leasehold improvements at March 31, 2010 and December 31, 2009 consist of the following ($ in thousands):

	March 31, 2010	December 31, 2009
Land	$4,618	$4,618
Easements	5,624	5,624
Buildings	24,796	24,789
Leasehold and land improvements	317,152	312,881
Machinery and equipment	331,347	330,226
Furniture and fixtures	9,484	9,395
Construction in progress	14,894	16,519
Property held for future use	1,561	1,561
	709,476	705,613
Less: accumulated depreciation	(134,592)	(125,526)
Property, equipment, land and leasehold improvements, net(1)	$574,884	$580,087

(1)	Includes $149,000 of capitalized interest for the quarter ended March 31, 2010 and $1.3 million for the year ended December 31, 2009.

During the first quarter of 2009, the Company recognized non-cash impairment charges of $5.3 million primarily relating to leasehold and land improvements; buildings; machinery and equipment; and furniture and fixtures at Atlantic Aviation. These charges are recorded in depreciation expense in the consolidated condensed statements of operations. There was no impairment charge in the first quarter of 2010.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7. Intangible Assets

Intangible assets at March 31, 2010 and December 31, 2009 consist of the following ($ in thousands):

	Weighted Average Life (Years)	March 31, 2010	December 31, 2009
Contractual arrangements	31.1	$774,309	$774,309
Non-compete agreements	2.5	9,515	9,515
Customer relationships	10.7	78,596	78,596
Leasehold rights	12.5	3,331	3,331
Trade names	Indefinite	15,401	15,401
Technology	5.0	460	460
		881,612	881,612
Less: accumulated amortization		(139,202)	(130,531)
Intangible assets, net		$742,410	$751,081

As a result of a decline in the performance of certain asset groups during the first quarter of 2009, the Company evaluated such asset groups for impairment and determined that the asset groups were impaired. The Company estimated the fair value of each of the impaired asset groups using the discounted cash flow model. Accordingly, the Company recognized a non-cash impairment charge of $20.4 million related to contractual arrangements at Atlantic Aviation during the first quarter of 2009. These charges are recorded in amortization of intangibles in the consolidated condensed statement of operations. There was no impairment charge in the first quarter of 2010.

The goodwill balance as of March 31, 2010 and December 31, 2009 comprises the following ($ in thousands):

Goodwill acquired in business combinations, net of disposals	$639,382
Less: accumulated impairment charges	(123,200)
Balance at March 31, 2010 and December 31, 2009	$516,182

The Company tests for goodwill impairment at the reporting unit level on an annual basis and between annual tests if a triggering event indicates impairment. The decline in the Company’s stock price over the latter part of 2008 and the first half of 2009 caused the book value of the Company to exceed its market capitalization. In addition to its annual goodwill impairment testing conducted routinely on October 1st of each year, the Company performed goodwill impairment testing during the first quarter of 2009 due to the triggering event of the Company’s stock price decline. Based on the testing performed, the Company recorded a goodwill impairment charge of $18.0 million at Atlantic Aviation during the first quarter of 2009, which is included in the accumulated impairment charges in the above table. There was no goodwill impairment charge in the first quarter of 2010.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

8. Nonfinancial Assets Measured at Fair Value

The following major categories of nonfinancial assets at the impaired asset groups were written down to fair value during the quarter ended March 31, 2009 for Atlantic Aviation ($ in thousands):

	Fair Value Measurements Using			Total Losses
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quarter Ended March 31, 2009
Property, Equipment, Land and Leasehold Improvements, net	$—	$—	$2,909	$5,321
Intangible Assets	—	—	11,451	20,364
Goodwill	—	—	430,543	18,000
Total	$—	$—	$444,903	$43,685

The Company estimated the fair value of each of the impaired asset groups using discounted cash flows. Property, equipment, land and leasehold improvements for Atlantic Aviation with a carrying amount of $8.2 million were written down to fair value of $2.9 million during the quarter ended March 31, 2009. The non-cash impairment charge of $5.3 million was recorded in depreciation expense in the consolidated condensed statement of operations for the quarter ended March 31, 2009. There was no impairment charge in the first quarter of 2010.

Additionally, intangible assets at Atlantic Aviation with carrying amounts of $31.8 million were written down to their fair value of $11.4 million during the quarter ended March 31, 2009. The non-cash impairment charge of $20.4 million was recorded in amortization of intangibles expense in the consolidated condensed statement of operations. There was no impairment charge in the first quarter of 2010.

As discussed in Note 7, “Intangible Assets”, the Company performed goodwill impairment analyses during the quarter ended March 31, 2009. As a result of these analyses, goodwill at Atlantic Aviation with a carrying amount of $448.5 million was written down to its implied fair value of $430.5 million resulting in a non-cash impairment charge of $18.0 million. This non-cash impairment charge was included in goodwill impairment in the consolidated condensed statement of operations. There was no goodwill impairment charge in the first quarter of 2010.

The significant unobservable inputs (“level 3”) used for all fair value measurements in the above table included forecasted cash flows of Atlantic Aviation and its asset groups, the discount rate and, in the case of goodwill, the terminal value. The forecasted cash flows for this business were developed using actual cash flows from 2009, forecasted jet fuel volumes from the Federal Aviation Administration, forecasted consumer price indices and forecasted LIBOR rates based on proprietary models using various published sources. The discount rate was developed using a capital asset pricing model.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

8. Nonfinancial Assets Measured at Fair Value  – (continued)

The terminal value was based on observed earnings before interest, taxes, depreciation and amortization, or EBITDA, and multiples historically paid in transactions for comparable businesses.

9. Long-Term Debt

At March 31, 2010 and December 31, 2009, the Company’s consolidated long-term debt consisted of the following ($ in thousands):

	March 31, 2010	December 31, 2009
The Gas Company	$179,000	$179,000
District Energy	170,000	170,000
Atlantic Aviation	838,544	863,279
Total	1,187,544	1,212,279
Less: current portion	(50,233)	(45,900)
Long-term portion	$1,137,311	$1,166,379

Until March 31, 2010, MIC Inc. had a revolving credit facility with various financial institutions. The facility was repaid in full in December 2009 and no amounts were outstanding under the revolving credit facility as of December 31, 2009 or at the facility’s maturity on March 31, 2010.

On February 25, 2009, Atlantic Aviation amended its credit facility to provide the business additional financial flexibility over the near and medium term. Under the amended terms, the business will apply all excess cash flow from the business to prepay additional debt whenever the leverage ratio (debt to adjusted EBITDA) is equal to or greater than 6.0x to 1.0 for the trailing twelve months and will use 50% of excess cash flow to prepay debt whenever the leverage ratio is equal to or greater than 5.5x to 1.0 and below 6.0x to 1.0. For the quarter ended March 31, 2010, Atlantic Aviation used $27.2 million of excess cash flow to prepay $24.7 million of the outstanding principal balance of the term loan debt under the facility and $2.5 million in interest rate swap breakage fees.

In May 2010, Atlantic Aviation used $3.3 million of excess cash flow from the first quarter of 2010 to prepay $3.0 million of the outstanding principal balance of the term loan debt under this facility and incurred $296,000 in interest rate swap breakage fees.

10. Derivative Instruments and Hedging Activities

The Company and its businesses have in place variable-rate debt. Management believes that it is prudent to limit the variability of a portion of its interest payments. To meet this objective, the Company enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk on a majority of its debt with a variable-rate component.

At March 31, 2010, the Company had $1.2 billion of current and long-term debt, $1.1 billion of which was economically hedged with interest rate swaps and $83.9 million of which was unhedged.

As discussed in Note 9, “Long-Term Debt”, Atlantic Aviation applies its excess cash flow to prepay debt. As a result, $6.2 million of accumulated other comprehensive loss in the consolidated condensed balance sheet related to Atlantic Aviation’s derivative instruments were reclassified to interest expense in the consolidated condensed statement of operations for the quarter ended March 31, 2010. Atlantic Aviation expects to record further reclassifications from accumulated other comprehensive loss to interest expense as the business continues to pay down its debt.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Derivative Instruments and Hedging Activities  – (continued)

In March 2009, Atlantic Aviation, The Gas Company and District Energy entered into interest rate basis swap contracts with their existing counterparties that expired on March 31, 2010. These contracts effectively changed the interest rate index on the Company’s existing swap contracts from the 90-day LIBOR rate to the 30-day LIBOR rate plus a margin of 19.50 basis points for Atlantic Aviation and 24.75 basis points for The Gas Company and District Energy. This transaction, adjusted for the prepayments of outstanding principal on the term loan debt at Atlantic Aviation, resulted in $580,000 and $1.8 million lower interest expense for these businesses for the quarter ended March 31, 2010 and the year ended December 31, 2009, respectively.

Effective February 25, 2009 for Atlantic Aviation and effective April 1, 2009 for the Company’s other businesses, the Company elected to discontinue hedge accounting. In prior periods, when the Company applied hedge accounting, changes in the fair value of derivatives that effectively offset the variability of cash flows on the Company’s debt interest obligations were recorded in other comprehensive income or loss. From the dates that hedge accounting was discontinued, all movements in the fair value of the interest rate swaps are recorded directly through earnings. As interest payments are made, a portion of the other comprehensive loss recorded under hedge accounting is also reclassified into earnings. The Company will reclassify into earnings the $64.2 million of net derivative losses included in accumulated other comprehensive loss as of March 31, 2010 over the remaining life of the existing interest rate swaps of which approximately $26.1 million that will be reclassified over the next 12 months.

The Company measures derivative instruments at fair value using the income approach which discounts the future net cash settlements expected under the derivative contracts to a present value. These valuations primarily utilize observable (“level 2”) inputs, including contractual terms, interest rates and yield curves observable at commonly quoted intervals.

The Company’s fair value measurements of its derivative instruments and the related location of the liabilities associated with the hedging instruments within the consolidated condensed balance sheets at March 31, 2010 and December 31, 2009 were as follows:

	Liabilities at Fair Value(1)
	Interest Rate Swap Contracts Not Designated as Hedging Instruments
Balance Sheet Location	March 31, 2010	December 31, 2009
	($ In Thousands)
Fair value of derivative instruments – current liabilities	$(44,560)	$(49,573)
Fair value of derivative instruments – non-current liabilities	(61,125)	(54,794)
Total interest rate derivative contracts	$(105,685)	$(104,367)

(1)	Fair value measurements at reporting date were made using significant other observable inputs (“level 2”).

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Derivative Instruments and Hedging Activities  – (continued)

The Company’s hedging activities for the quarters ended March 31, 2010 and 2009 and the related location within the consolidated condensed financial statements were as follows:

	Derivatives Designated as Hedging Instruments(1)						Derivatives Not Designated as Hedging Instruments(1)
	Amount of Gain Recognized in OCI on Derivatives (Effective Portion) for the Quarter Ended March 31,		Amount of Loss Reclassified from OCI into Income (Effective Portion) for the Quarter Ended March 31,		Amount of Loss Recognized in Loss on Derivative Instruments (Ineffective Portion) for the Quarter Ended March 31,		Amount of Loss Recognized in Interest Expense for the Quarter Ended March 31,
Financial Statement Account	2010	2009	2010	2009(2)	2010	2009	2010(3)	2009(3)
	($ In Thousands)
Interest Expense	$—	$—	$—	$(15,691)	$—	$—	$(27,134)	$(6,987)
Loss on Derivative Instruments(2)	—	—	—	(25,154)	—	(84)	—	—
Accumulated Other Comprehensive Gain	—	2,848	—	—	—	—	—	—
Total	$—	$2,848	$—	$(40,845)	$—	$(84)	$(27,134)	$(6,987)

(1)	All derivatives are interest rate swap contracts.
(2)	Includes $22.7 million of accumulated other comprehensive losses reclassified into earnings (loss on derivative instruments) resulting from the $44.6 million repayment of debt principal at Atlantic Aviation in the first quarter of 2009. Interest expense represents cash interest paid on derivative instruments, of which $5.2 million is related to the payment of interest rate swap breakage fees in the first quarter of 2009.
(3)	Loss recognized in interest expense for the quarter ended March 31, 2010 includes $13.5 million in interest rate swap payments, $2.5 million in interest rate swap breakage fees and $11.1 million in unrealized derivative losses arising from:
•	the change in fair value of interest rate swaps from the discontinuation of hedge accounting; and
•	the reclassification of amounts from accumulated other comprehensive loss into earnings, as Atlantic Aviation pays down its debt more quickly than anticipated.

Loss recognized in interest expense for the quarter ended March 31, 2009 includes $7.0 million in unrealized derivative losses.

All of the Company’s derivative instruments are collateralized by all of the assets of the respective businesses.

11. Comprehensive Loss

Other comprehensive loss includes primarily the change in fair value of derivative instruments which qualified for hedge accounting until the dates that hedge accounting was discontinued, as discussed in Note 10, “Derivative Instruments and Hedging Activities”.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

11. Comprehensive Loss  – (continued)

The difference between net loss and comprehensive loss for the quarters ended March 31, 2010 and 2009 was as follows ($ in thousands):

	Quarter Ended March 31,
	2010	2009
Net loss attributable to MIC LLC	$(8,365)	$(53,026)
Unrealized gain in fair value of derivatives, net of taxes	—	1,498
Reclassification of realized losses into earnings, net of taxes	5,348	25,990
Comprehensive loss	$(3,017)	$(25,538)

For further discussion on derivative instruments and hedging activities, see Note 10, “Derivative Instruments and Hedging Activities”.

12. Members’ Equity

The Company is authorized to issue 500,000,000 LLC interests. Each outstanding LLC interest of the Company is entitled to one vote on any matter with respect to which holders of LLC interests are entitled to vote.

13. Reportable Segments

The Company’s operations are broadly classified into the energy-related businesses and Atlantic Aviation. Atlantic Aviation continues as the only aviation-related business of the Company.

The energy-related businesses consist of two reportable segments: The Gas Company and District Energy. The energy-related businesses also include a 50% investment in IMTT, which is accounted for under the equity method. Financial information for IMTT’s business as a whole is presented below ($ in thousands) (unaudited):

	Quarter Ended, and as at, March 31,
	2010	2009
Revenue	$107,038	$86,803
Net income	$13,243	$13,263
Interest expense, net	12,125	7,061
Provision for income taxes	9,606	8,939
Depreciation and amortization expense	14,618	12,824
Unrealized gains on derivative instruments	—	(3,306)
Other non-cash income (expenses)	233	(826)
EBITDA excluding non-cash items(1)	$49,825	$37,955
Capital expenditures paid	$19,430	$39,942
Property, equipment, land and leasehold improvements, net	987,800	935,348
Total assets balance	1,067,019	1,020,564

(1)	EBITDA consists of earnings before interest, taxes, depreciation and amortization. Non-cash items that are excluded consist of impairments, derivative gains and losses and all other non-cash income and expense items.

All of the business segments are managed separately and management has chosen to organize the Company around the distinct products and services offered.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

13. Reportable Segments  – (continued)

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

The revenue from The Gas Company segment is included in revenue from product sales. Revenue is generated from the distribution and sales of synthetic natural gas, or SNG, and liquefied petroleum gas, or LPG. Revenue is primarily a function of the volume of SNG and LPG consumed by customers and the price per thermal unit or gallon charged to customers. Because both SNG and LPG are derived from petroleum, revenue levels, without organic operating growth, will generally track global oil prices. The utility revenue of The Gas Company includes fuel adjustment charges, or FACs, through which changes in fuel costs are passed through to customers.

The revenue from the District Energy segment is included in service revenue and financing and equipment lease income. Included in service revenue is capacity revenue, which relates to monthly fixed contract charges, and consumption revenue, which relates to contractual rates applied to actual usage. Financing and equipment lease income relates to direct financing lease transactions and equipment leases to the business’ various customers. District Energy provides its services to buildings primarily throughout the downtown Chicago area and a casino and shopping mall located in Las Vegas, Nevada.

Atlantic Aviation:

The Atlantic Aviation segment derives the majority of its revenues from fuel sales and from other airport services, including de-icing, aircraft hangarage and other aviation services. All of the revenue of Atlantic Aviation is generated in the United States at 68 airports and one heliport at March 31, 2010.

Selected information by segment is presented in the following tables. The tables do not include financial data for the Company’s equity investment in IMTT.

Revenue from external customers for the Company’s consolidated reportable segments was as follows ($ in thousands) (unaudited):

	Quarter Ended March 31, 2010
	Energy-related Businesses		Atlantic Aviation	Total
	The Gas Company	District Energy
Revenue from Product Sales
Product sales	$25,310	$—	$94,708	$120,018
Product sales – utility	26,835	—	—	26,835
	52,145	—	94,708	146,853
Service Revenue
Other services	—	864	45,341	46,205
Cooling capacity revenue	—	5,238	—	5,238
Cooling consumption revenue	—	1,763	—	1,763
	—	7,865	45,341	53,206
Financing and Lease Income
Financing and equipment lease	—	1,245	—	1,245
	—	1,245	—	1,245
Total Revenue	$52,145	$9,110	$140,049	$201,304

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

13. Reportable Segments  – (continued)

	Quarter Ended March 31, 2009
	Energy-related Businesses		Atlantic Aviation	Total
	The Gas Company	District Energy
Revenue from Product Sales
Product sales	$21,075	$—	$68,117	89,192
Product sales – utility	20,167	—	—	20,167
	41,242	—	68,117	109,359
Service Revenue
Other services	—	756	49,064	49,820
Cooling capacity revenue	—	4,897	—	4,897
Cooling consumption revenue	—	2,228	—	2,228
	—	7,881	49,064	56,945
Financing and Lease Income
Financing and equipment lease	—	1,192	—	1,192
	—	1,192	—	1,192
Total Revenue	$41,242	$9,073	$117,181	167,496

In accordance with FASB ASC 280 Segment Reporting, the Company has disclosed earnings before interest, taxes, depreciation and amortization (EBITDA) excluding non-cash items as a key performance metric relied on by management in evaluation the Company’s performance. Non-cash items includes impairments, derivative gains and losses and adjustments for other non-cash items reflected in the statements of operations. The Company believes EBITDA excluding non-cash items provides additional insight into the performance of the operating businesses relative to each other and similar businesses without regard to their capital structure, and their ability to service or reduce debt, fund capital expenditures and/or support distributions to the holding company. EBITDA excluding non-cash items is reconciled to net income or loss.

During the quarter ended March 31, 2009, the Company disclosed EBITDA only. The following tables, reflecting results of operations for the consolidated group and for each of the businesses for the quarter ended March 31, 2009 have been conformed to current periods’ presentation reflecting EBITDA excluding non-cash items.

EBITDA excluding non-cash items for the Company’s consolidated reportable segments is shown in the tables below ($ in thousands) (unaudited). Allocation of corporate expense and the federal tax effect have been excluded as they are eliminated on consolidation.

	Quarter Ended March 31, 2010
	Energy-related Businesses		Atlantic Aviation	Total Reportable Segments
	The Gas Company	District Energy
Net income (loss)	$2,254	$(2,631)	$(4,352)	$(4,729)
Interest expense, net	4,807	6,028	23,599	34,434
Benefit (provision) for income taxes	1,451	(1,720)	(2,937)	(3,206)
Depreciation	1,512	1,635	6,210	9,357
Amortization of intangibles	206	337	8,128	8,671
Other non-cash expense	534	155	47	736
EBITDA excluding non-cash items	$10,764	$3,804	$30,695	$45,263

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

13. Reportable Segments  – (continued)

	Quarter Ended March 31, 2009
	Energy-related Businesses		Atlantic Aviation(1)	Total Reportable Segments
	The Gas Company	District Energy
Net income (loss)	$3,115	$(1,646)	$(49,606)	$(48,137)
Interest expense, net	2,617	2,955	26,504	32,076
Benefit (provision) for income taxes	2,005	(1,075)	(33,486)	(32,556)
Depreciation	1,476	1,463	11,674	14,613
Amortization of intangibles	214	337	29,714	30,265
Goodwill impairment	—	—	18,000	18,000
Loss on derivative instruments	327	1,378	23,331	25,036
Other non-cash expense	451	104	63	618
EBITDA excluding non-cash items	$10,205	$3,516	$26,194	$39,915

(1)	Includes non-cash impairment charges of $43.7 million recorded during the first quarter of 2009, consisting of $20.4 million related to intangible assets (in amortization of intangibles), $18.0 million related to goodwill and $5.3 million related to property, equipment, land and leasehold improvements (in depreciation).

Reconciliations of consolidated reportable segments’ EBITDA excluding non-cash items to consolidated net loss from continuing operations before income taxes are as follows ($ in thousands) (unaudited):

	Quarter Ended March 31,
	2010	2009
Total reportable segments EBITDA excluding non-cash items	$45,263	$39,915
Interest income	16	67
Interest expense	(34,687)	(33,566)
Depreciation(1)	(9,357)	(14,613)
Amortization of intangibles(2)	(8,671)	(30,265)
Selling, general and administrative – corporate	(1,980)	(2,931)
Fees to manager	(2,189)	(462)
Equity in earnings and amortization charges of investees	5,593	5,449
Goodwill impairment	—	(18,000)
Loss on derivative instruments	—	(25,238)
Other (expense) income, net	(542)	644
Total consolidated net loss from continuing operations before income taxes	$(6,554)	$(79,000)

(1)	Depreciation includes depreciation expense for District Energy, which is reported in cost of services in the consolidated condensed statement of operations. Depreciation also includes a non-cash impairment charge of $5.3 million recorded by Atlantic Aviation during the first quarter of 2009.
(2)	Includes a non-cash impairment charge of $20.4 million for contractual arrangements recorded during the first quarter of 2009 at Atlantic Aviation.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

13. Reportable Segments  – (continued)

Capital expenditures for the Company’s reportable segments were as follows ($ in thousands) (unaudited):

	Quarter Ended March 31,
	2010	2009
The Gas Company	$2,331	$1,865
District Energy	346	1,619
Atlantic Aviation	1,336	3,245
Total	$4,013	$6,729

Property, equipment, land and leasehold improvements, goodwill and total assets for the Company’s reportable segments as of March 31 were as follows ($ in thousands) (unaudited):

	Property, Equipment, Land and Leasehold Improvements		Goodwill		Total Assets
	2010	2009(1)	2010(2)	2009(2)	2010	2009
The Gas Company	$143,784	$143,233	$120,193	$120,193	$351,703	$333,105
District Energy	150,170	146,656	18,647	18,647	230,329	226,088
Atlantic Aviation	280,930	295,166	377,342	430,542	1,464,161	1,590,116
Total	$574,884	$585,055	$516,182	$569,382	$2,046,193	$2,149,309

(1)	Includes a non-cash impairment charge of $5.3 million recorded during the first quarter of 2009 at Atlantic Aviation.
(2)	Non-cash goodwill impairment charges of $18.0 million and $53.2 million were recorded at Atlantic Aviation during the first and second quarters of 2009, respectively.

Reconciliation of reportable segments’ total assets to consolidated total assets ($ in thousands) (unaudited):

	As of March 31,
	2010	2009
Total assets of reportable segments	$2,046,193	$2,149,309
Investment in IMTT	208,084	190,379
Assets of discontinued operations held for sale	88,788	97,455
Corporate and other	(20,811)	(11,631)
Total consolidated assets	$2,322,254	$2,425,512

14. Related Party Transactions

Management Services Agreement with Macquarie Infrastructure Management (USA) Inc. (The Manager)

As of March 31, 2010, the Manager held 3,642,182 LLC interests of the Company, which were acquired concurrently with the closing of the initial public offering in December 2004 and by reinvesting base management and performance fees in the Company. In addition, the Macquarie Group held LLC interests acquired in open market purchases.

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
(Unaudited)

14. Related Party Transactions  – (continued)

assign, or second, to the Company, on a permanent and wholly-dedicated basis, employees to assume the role of Chief Executive Officer and Chief Financial Officer and second or make other personnel available as required.

In accordance with the Management Agreement, the Manager is entitled to a quarterly base management fee based primarily on the Company’s market capitalization, and a performance fee, based on the performance of the Company’s stock relative to a U.S. utilities index. For the quarters ended March 31, 2010 and 2009, the Company incurred base management fees of $2.2 million and $462,000, respectively. The unpaid portion of the fees at the end of each reporting period is included in due to manager-related party in the consolidated condensed balance sheets. The base management fee for the first quarter of 2010 will be reinvested in LLC interests during the second quarter of 2010.

The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries and investments, income taxes, audit and legal fees, acquisitions and dispositions and its compliance with applicable laws and regulations. During the quarters ended March 31, 2010 and 2009, the Manager charged the Company $90,000 and $109,000, respectively, for reimbursement of out-of-pocket expenses. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in due to manager-related party in the consolidated condensed balance sheet.

Advisory and Other Services from the Macquarie Group

The Macquarie Group, and wholly-owned subsidiaries within the Macquarie Group, including Macquarie Bank Limited, or MBL, and Macquarie Capital (USA) Inc., or MCUSA, have provided various advisory and other services and incurred expenses in connection with the Company’s equity raising activities, acquisitions and debt structuring for the Company and its businesses. Underwriting fees are recorded in members’ equity as a direct cost of equity offerings. Advisory fees and out-of-pocket expenses relating to acquisitions are expensed as incurred. Debt arranging fees are deferred and amortized over the term of the credit facility. Amounts relating to these transactions comprise the following ($ in thousands):

Quarter Ended March 31, 2010

Strategic review of alternatives available to the Company – advisory services from MCUSA	$500

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

14. Related Party Transactions  – (continued)

Long-Term Debt

Until March 31, 2010, the Company had a revolving credit facility provided by various financial institutions, including entities within the Macquarie Group. The facility was repaid in full during 2009 and no amounts were outstanding under the revolving credit facility as of December 31, 2009 or at the facility’s maturity on March 31, 2010. Amounts relating to the portion of this revolving credit facility from the Macquarie Group comprise the following ($ in thousands):

2010 (as of March 31)

Revolving credit facility commitment provided by Macquarie Group during January 1, 2010 through March 30, 2010(1)	$4,444
Revolving credit facility commitment provided by Macquarie Group at March 31, 2010(2)	—
Portion of revolving credit facility commitment from Macquarie Group drawn down, as of March 31, 2010(2)(3)	—
Interest expense on Macquarie Group portion of the drawn down commitment, for the quarter ended March 31, 2010	—
Commitment fees to the Macquarie Group, for quarter ended March 31, 2010	5

(1)	On December 31, 2009, the Company elected to reduce the available principal on its revolving credit facility from $97.0 million to $20.0 million. This resulted in a decrease in the Macquarie Group’s total commitment under its revolving credit facility from $21.6 million to $4.4 million.
(2)	The holding company’s revolving credit facility matured on March 31, 2010.
(3)	On December 28, 2009, the Company repaid the entire outstanding principal balance on its revolving credit facility.

Derivative Instruments and Hedging Activities

The Company has derivative instruments in place to fix the interest rate on certain outstanding variable-rate term loan facilities. MBL has provided interest rate swaps for Atlantic Aviation and The Gas Company. At March 31, 2010, Atlantic Aviation had $793.6 million of its variable-rate term loans hedged, of which MBL provided the interest rate swaps for a notional amount of $278.8 million. The remainder of the swaps are from an unrelated third party. During the quarter ended March 31, 2010, Atlantic Aviation made net payments to MBL of $3.5 million in relation to these swaps.

As discussed in Note 9, “Long-Term Debt”, for the quarter ended March 31, 2010, Atlantic Aviation paid $2.5 million in interest rate swap breakage fees, of which $320,000 was paid to MBL.

In May 2010, Atlantic Aviation used $3.3 million of excess cash flow to prepay $3.0 million of the outstanding principal balance of the term loan debt and incurred $296,000 in interest rate swap breakage fees, of which $34,000 was paid to MBL.

At March 31, 2010, The Gas Company had $160.0 million of its term loans hedged, of which MBL provided the interest rate swaps for a notional amount of $48.0 million. The remainder of the swaps are from an unrelated third party. During the quarter ended March 31, 2010, The Gas Company made net payments to MBL of $523,000 in relation to these swaps.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

14. Related Party Transactions  – (continued)

Other Transactions

On March 30, 2009, The Gas Company entered into licensing agreements with Utility Service Partners, Inc. and America’s Water Heater Rentals, LLC, both indirect subsidiaries of Macquarie Group Limited, to enable these entities to offer products and services to The Gas Company’s customer base. No payments were made under these arrangements during the quarter ended March 31, 2010.

On August 29, 2008, Macquarie Global Opportunities Partners, or MGOP, a private equity fund managed by the Macquarie Group, completed the acquisition of the jet membership, retail charter and fuel management business units previously owned by Sentient Jet Holdings, LLC. The new company is called Sentient Flight Group (referred to hereafter as “Sentient”). Sentient was an existing customer of Atlantic Aviation. For the quarter ended March 31, 2010, Atlantic Aviation recorded $4.2 million in revenue from Sentient. As of March 31, 2010, Atlantic Aviation had $217,000 in receivables from Sentient, which is included in accounts receivable in the consolidated condensed balance sheets.

In addition, the Company and various of its subsidiaries have entered into a licensing agreement with the Macquarie Group related to the use of the Macquarie name and trademark. The Macquarie Group does not charge the Company any fees for this license.

15. Income Taxes

The Company expects to incur a net operating loss for federal consolidated income tax purposes for the year ending December 31, 2010. The Company believes that it will be able to utilize the projected federal and certain state consolidated 2010 and prior year losses. Accordingly, the Company has not provided a valuation allowance against any deferred tax assets generated in 2010, except as noted below. Two of the Company’s businesses, IMTT and District Energy, are less than 80% owned by the Company, and those businesses file separate federal consolidated income tax returns.

In the first quarter of 2010, the Company revised the valuation allowance to approximately $18.0 million, a decrease of approximately $2.6 million from December 31, 2009. This decrease was recorded as a benefit in the tax provision for the first quarter of 2010.

The Company and its subsidiaries file separate and combined state income tax returns. In calculating its consolidated projected effective state tax rate for 2010, the Company has taken into consideration an expected need to provide a valuation allowance for certain state income tax net operating loss carryforwards, the utilization of which is not assured beyond a reasonable doubt. In addition, the Company and its subsidiaries expect to incur certain expenses that will not be deductible in determining state taxable income. Accordingly, these expenses have also been excluded in projecting the Company’s effective state tax rate.

Uncertain Tax Positions

At December 31, 2009, the Company and its subsidiaries had a reserve of approximately $336,000 for benefits taken during 2009 and prior tax periods attributable to tax positions for which the probability of recognition is considered to be less than more likely than not. There was no material change in that reserve as of March 31, 2010, and no material change is expected for the year ended December 31, 2010.

16. Legal Proceedings and Contingencies

There are no material legal proceedings other than as disclosed in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on February 25, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated condensed financial statements and the notes to those statements included elsewhere herein.

General

We own, operate and invest in a diversified group of infrastructure businesses that provide basic services, such as chilled water for building cooling and gas utility services to businesses and individuals primarily in the U.S. The businesses we own and operate are energy-related businesses consisting of: IMTT, The Gas Company, and our controlling interest in District Energy; and Atlantic Aviation, the only aviation-related business of our Company.

On January 28, 2010, an airport parking business owned by us (“Parking Company of America Airports” or “PCAA”) entered into an asset purchase agreement and simultaneously filed for bankruptcy. The sale is expected to close in the second quarter of 2010. This business is now a discontinued operation for the Company and is therefore separately reported in the Company’s consolidated financial statements and is no longer a reportable segment.

Our infrastructure businesses generally operate in sectors with limited competition and barriers to entry including high initial development and construction costs, the existence of long-term contracts or the requirement to obtain government approvals and a lack of immediate cost-efficient alternatives to the services provided. Overall they tend to generate sustainable and growing long-term cash flows.

Our energy-related businesses have proven, to date, largely resistant to the recent economic downturn, primarily due to the contracted or utility-like nature of their revenues combined with the essential services they provide and the contractual or regulatory ability to pass through most cost increases to customers. We believe these businesses are generally able to generate consistent cash flows throughout the business cycle.

The results of Atlantic Aviation have been negatively affected since mid-2008 by the slower economy and declining general aviation activity levels through mid-2009. However, general aviation activity levels stabilized in the second half of 2009 and showed year on year growth in December 2009 and through the quarter ended March 31, 2010. This stabilization and growth in general aviation activity levels, combined with expense reduction efforts, results in an improving outlook for the business.

The uncertainty and instability in the credit markets that accompanied the economic downturn appears to be subsiding. This is evident in the increase in the volume of lending activity and the price at which such lending is occurring compared with levels during the height of the global financial crisis. We believe that this improvement in the credit market has had a beneficial impact on the outlook for our businesses, given the significant amount of long-term debt those businesses have outstanding.

Despite the improvement in the credit markets, we expect to continue to strengthen our consolidated balance sheet and those of our operating entities through prudent reductions in the amount of long-term debt outstanding, further increasing the likelihood that we will be able to successfully refinance this debt as it matures over approximately the next four years. In 2009, we accomplished a portion of this objective by repaying in full our holding company debt, reducing the indebtedness of Atlantic Aviation and through PCAA having entered into an asset purchase agreement, as discussed below.

PCAA Asset Purchase Agreement

On January 28, 2010, we announced that PCAA entered into an asset purchase agreement with Bainbridge ZKS — Corinthian Holdings, LLC and simultaneously commenced a voluntary Chapter 11 case with the bankruptcy court. On April 27, 2010, an auction for the assets of PCAA was held where Commercial Finance Services 2907 Inc. was declared the winning bidder with a purchase price of $141.0 million, subject to certain adjustments. This purchase price, which is subject to approval by the bankruptcy court, will result in the elimination of $201.0 million of current debt from liabilities from the Company’s consolidated condensed balance sheet. The cancelled debt in excess of the sale proceeds used to repay such debt will result in cancellation of debt income. As a part of the bankruptcy sale process, substantially all of the cash proceeds will be paid to creditors of the business and not to us. If approved, we expect to complete the sale of the business in the second quarter of 2010.

As part of the bankruptcy filing, we have no obligation to, and have no intention of, committing additional capital to this business and our ongoing liabilities are expected to be no more than $5.4 million in a guarantee of a single parking facility lease. Creditors of this business do not have recourse to any assets of our holding company or any assets of our other businesses, other than the aforementioned lease guarantee.

MIC Inc. Revolving Credit Facility

Until March 31, 2010, the Company had a revolving credit facility with various financial institutions, including entities within the Macquarie Group. The facility was repaid in full in December 2009 and no amounts were outstanding under the revolving credit facility as of December 31, 2009 or at the facility’s maturity on March 31, 2010.

Income Taxes

We file a consolidated federal income tax return that includes the taxable income of all our businesses, except IMTT and District Energy, which businesses will file separate income tax returns. We will include in our taxable income the taxable portion of any distributions from those businesses, which qualify for the 80% dividends received deduction.

As a result of available federal net operating loss carryforwards, we do not expect to have consolidated regular federal taxable income or regular federal tax payments at least through the 2012 tax year. The cash state and local taxes paid by our individual businesses are discussed in the sections entitled “Income Taxes” for each of our individual businesses.

Distributions

In February 2009, we suspended payment of quarterly cash distributions to shareholders in favor of applying the cash generated by our operating businesses to the reduction of holding company debt and operating company debt, principally at Atlantic Aviation. This policy is likely to remain in effect until such time as, a) we have achieved a prudent level of cash reserves at both our holding company and operating companies, and b) the credit markets and customer spending patterns at the “user-pay” businesses regain a level of stability and predictability that enables us to confidently estimate refinancing terms relating to our long-term debt.

Results of Operations

Consolidated

Key Factors Affecting Operating Results

•	strong performance in our energy-related businesses reflecting:
•	increases in average storage rates and storage capacity at IMTT;
•	increase in revenue and gross profit from IMTT spill response activity in January 2010;
•	interim rate case increase in the utility sector, offset by a decline in volumes sold at The Gas Company; and
•	an increase in contracted capacity as new customers began service at District Energy.
•	operating results from Atlantic Aviation reflecting:
•	higher general aviation fuel volumes, partially offset by lower weighted average fuel margins;
•	cost reductions; and
•	lower interest expense as a result of the early repayment of the outstanding term loan debt; partially offset by
•	decrease in non-fuel revenue, primarily service fees.

Results of Operations: Consolidated – (continued)

Our consolidated results of operations are as follows ($ in thousands):

	Quarter ended March 31,		Change (from 2009 to 2010) Favorable/(Unfavorable)
	2010	2009(1)	$	%
	($ in Thousands)
Revenue
Revenue from product sales	$120,018	$89,192	30,826	34.6
Revenue from product sales – utility	26,835	20,167	6,668	33.1
Service revenue	53,206	56,945	(3,739)	(6.6)
Financing and equipment lease income	1,245	1,192	53	4.4
Total revenue	201,304	167,496	33,808	20.2
Costs and expenses
Cost of product sales	77,054	49,766	(27,288)	(54.8)
Cost of product sales – utility	21,313	15,387	(5,926)	(38.5)
Cost of services	11,145	11,071	(74)	(0.7)
Gross profit	91,792	91,272	520	0.6
Selling, general and administrative	50,734	56,143	5,409	9.6
Fees to manager-related party	2,189	462	(1,727)	NM
Goodwill impairment	—	18,000	18,000	NM
Depreciation	7,722	13,150	5,428	41.3
Amortization of intangibles	8,671	30,265	21,594	71.3
Total operating expenses	69,316	118,020	48,704	41.3
Operating income (loss)	22,476	(26,748)	49,224	184.0
Other income (expense)
Interest income	16	67	(51)	(76.1)
Interest expense(2)	(34,687)	(33,566)	(1,121)	(3.3)
Equity in earnings and amortization charges of investees	5,593	5,449	144	2.6
Loss on derivative instruments	—	(25,238)	25,238	NM
Other income, net	48	1,036	(988)	(95.4)
Net loss from continuing operations before income taxes	(6,554)	(79,000)	72,446	91.7
Benefit for income taxes	1,089	32,565	(31,476)	(96.7)
Net loss from continuing operations	$(5,465)	$(46,435)	40,970	88.2
Net loss from discontinued operations, net of taxes	(4,013)	(6,424)	2,411	37.5
Net loss	$(9,478)	$(52,859)	43,381	82.1
Less: net (loss) income attributable to noncontrolling interests	(1,113)	167	1,280	NM
Net loss attributable to MIC LLC	$(8,365)	$(53,026)	44,661	84.2

NM — Not meaningful

(1)	Reclassified to conform to current period presentation.
(2)	Interest expense includes non-cash loss on derivative instruments of $11.1 million and $7.0 million for the quarters ended March 31, 2010 and 2009, respectively. These items are recorded in interest expense from the dates that hedge accounting was discontinued.

Results of Operations: Consolidated – (continued)

Gross Profit

Consolidated gross profit was relatively flat as compared to the first quarter of 2009, reflecting improved results at our consolidated energy-related businesses and fuel-related services at Atlantic Aviation, offset by a decrease in gross profit from other services at Atlantic Aviation.

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses was primarily a result of cost reduction efforts at Atlantic Aviation.

Fees to Manager

Base fees to our Manager increased due to higher market capitalization. Our Manager elected to reinvest the first quarter 2010 base management fees in additional LLC interests.

Goodwill Impairment

Goodwill is considered impaired when the carrying amount of a reporting unit’s goodwill exceeds its implied fair value. During the first quarter of 2009, we recognized a goodwill impairment charge of $18.0 million at Atlantic Aviation. There was no impairment charge in the first quarter of 2010.

Depreciation

The decrease in depreciation reflects non-cash asset impairment charges of $5.3 million recorded during the first quarter of 2009 at Atlantic Aviation.

Amortization of Intangibles

The decrease in amortization of intangibles expense reflects non-cash asset impairment charges of $20.4 million recorded by Atlantic Aviation during the first quarter of 2009. The impairments reduced the amortizable balance and the amount of amortization expense in 2010.

Interest Expense and Loss on Derivative Instruments

Interest expense includes non-cash losses on derivative instruments of $11.1 million and $7.0 million for the quarters ended March 31, 2010 and 2009, respectively. These items are recorded in interest expense from the dates that hedge accounting was discontinued.

The decrease in the non-cash losses on derivatives recorded both in interest expense and in loss on derivative instruments is attributable to a decrease in principal paydown on the term loan debt at Atlantic Aviation; the change in fair value of interest rate swaps from the dates that hedge accounting was discontinued; and includes the reclassification of amounts from accumulated other comprehensive loss into earnings, as Atlantic Aviation pays down its debt more quickly than anticipated.

Excluding the portion related to non-cash losses on derivatives, interest expense decreased due to a $106.4 million reduction of term loan debt at Atlantic Aviation, the paydown of the full outstanding balance of $66.4 million of holding company debt during December 2009 and a decrease in interest rate swap break fees associated with the debt prepayments at Atlantic Aviation.

Equity in Earnings and Amortization Charges of Investees

Our equity in the earnings of IMTT was relatively flat year-over-year, reflecting improved operating results of the business, offset by our share of the non-cash derivative losses of $2.3 million in 2010 compared with our share of non-cash derivative gains of $1.7 million in 2009.

Income Taxes

For 2010, we expect to report a consolidated federal net operating loss, for which we will record a deferred tax benefit, and we do not expect to pay a federal Alternative Minimum Tax for 2010.

Results of Operations: Consolidated – (continued)

As we own less than 80% of IMTT and District Energy, those businesses are not included in our consolidated tax return. Those businesses file their own separate consolidated income tax returns.

We include dividends received from IMTT and District Energy in our consolidated income tax return. We expect that all of those distributions from IMTT and District Energy in 2010 will be treated as taxable dividends, which will qualify for the 80% Dividends Received Deduction.

As discussed in Note 18, “Income Taxes” in our consolidated financial statements, in Part II, Item 8 of Form 10-K for 2009, from the date of sale of the noncontrolling interest in District Energy and onwards, we evaluate the need for a valuation allowance against our deferred tax assets without taking into consideration the deferred tax liabilities of District Energy. As of December 31, 2009, we concluded that the scheduled reversal of deferred tax liabilities will more likely than not result in the realization of all our federal deferred tax assets, except for approximately $15.3 million. Accordingly, we provided a valuation allowance against our deferred tax assets for this amount. Of this valuation allowance, $5.9 million is recorded on the books of PCAA, which is reported in discontinued operations.

In the first quarter of 2010, we revised the valuation allowance to approximately $18.0 million, a decrease of approximately $2.6 million from December 31, 2009. This decrease was recorded as a benefit in the tax provision for the first quarter of 2010.

In calculating our consolidated state income tax provision, we have provided a valuation allowance for certain state income tax NOL carryforwards, the utilization of which is not assured beyond a reasonable doubt. In addition, we expect to incur certain expenses that will not be deductible in determining state taxable income. Accordingly, these expenses have also been excluded in determining our state income tax expense.

In determining the effective tax rate for the quarter ended March 31, 2009, the Company excluded the write down to fair value of certain assets from ordinary income in determining its effective tax rate. Further, approximately $13.5 million of the write down is attributable to goodwill and is a permanent book-tax difference, for which no tax benefit has been recognized.

Discontinued Operations

On January 28, 2010, PCAA entered into an asset purchase agreement and simultaneously filed for bankruptcy. In April 2010, an auction for the sale of the assets was held, and subject to approval by the bankruptcy court, is expected to close in the second quarter of 2010. The results of this business have been reported as a discontinued operation in the consolidated condensed financial statements and prior comparable periods have been restated to conform to the current period presentation. See Note 5, “Discontinued Operations”, in our consolidated condensed financial statements in Part I, Item 1 of this Form 10-Q for financial information and further discussions.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow

In accordance with GAAP, we have disclosed EBITDA excluding non-cash items for our Company and each of our operating segments in Note 13, “Reportable Segments” in our consolidated condensed financial statements, as a key performance metric relied on by management in evaluating our performance. EBITDA excluding non-cash items is defined as earnings before interest, taxes, depreciation and amortization and non-cash items, which includes impairments, derivative gains and losses and adjustments for other non-cash items reflected in the statements of operations. We believe EBITDA excluding non-cash items provides additional insight into the performance of our operating businesses relative to each other and similar businesses without regard to their capital structure, and their ability to service or reduce debt, fund capital expenditures and/or support distributions to the holding company.

We also disclose Free Cash Flow, as defined by us, as a means of assessing the amount of cash generated by our businesses and supplementing other information provided in accordance with GAAP. We define Free Cash Flow as cash from operating activities, less maintenance capital expenditures and changes in working capital. Working capital movements are excluded on the basis that these are largely timing differences in payables and receivables, and are therefore not reflective of our ability to generate cash.

Results of Operations: Consolidated – (continued)

We believe that reporting Free Cash Flow will provide our investors with additional insight into our future ability to deploy cash, as GAAP metrics such as net income and cash from operating activities do not reflect all of the items that our management considers in estimating the amount of cash generated by our operating entities. In this Quarterly Report on Form 10-Q, we have disclosed Free Cash Flow for our consolidated results and for each of our operating segments.

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

In the quarter ended March 31, 2009, we disclosed EBITDA only. The following tables, reflecting results of operations for the consolidated group and for our businesses for the quarter ended March 31, 2009, have been conformed to current periods’ presentation reflecting EBITDA excluding non-cash items and Free Cash Flow.

A reconciliation of net loss attributable to MIC LLC from continuing operations to free cash flow from continuing operations, on a consolidated basis, is provided below:

	Quarter ended March 31,		Change (from 2009 to 2010) Favorable/(Unfavorable)
	2010	2009(1)	$	%
	($ in Thousands)
Net loss attributable to MIC LLC from continuing operations(2)	$(4,518)	$(46,602)
Interest expense, net(3)	34,671	33,499
Benefit for income taxes	(1,089)	(32,565)
Depreciation(4)	7,722	13,150
Depreciation – cost of services(4)	1,635	1,463
Amortization of intangibles(5)	8,671	30,265
Goodwill impairment	—	18,000
Loss on derivative instruments	—	25,238
Equity in earnings and amortization charges of investees(6)	(593)	—
Base management fees settled/to be settled in LLC interests	2,189	—
Other non-cash income	(172)	(342)
EBITDA excluding non-cash items from continuing operations	$48,516	$42,106	6,410	15.2
EBITDA excluding non-cash items from continuing operations	$48,516	$42,106
Interest expense, net(3)	(34,671)	(33,499)
Non-cash derivative losses recorded in interest expense(3)	11,126	6,987
Amortization of debt financing costs	2,914	1,167
Equipment lease receivables, net	712	766
Benefit for income taxes, net of changes in deferred taxes	(878)	(525)
Changes in working capital	3,087	1,109
Cash provided by operating activities	30,806	18,111
Changes in working capital	(3,087)	(1,109)
Maintenance capital expenditures	(1,747)	(1,542)
Free cash flow from continuing operations	$25,972	$15,460	10,512	68.0

Results of Operations: Consolidated – (continued)

(1)	Reclassified to conform to current period presentation.
(2)	Net loss attributable to MIC LLC from continuing operations excludes net loss attributable to noncontrolling interests of $947,000 and net income attributable to noncontrolling interests of $167,000 for the quarters ended March 31, 2010 and 2009, respectively.
(3)	Interest expense includes non-cash loss on derivative instruments of $11.1 million and $7.0 million for the quarters ended March 31, 2010 and 2009, respectively. These items are recorded in interest expense from the dates that hedge accounting was discontinued.
(4)	Depreciation — cost of services includes depreciation expense for District Energy which is reported in cost of services in our consolidated condensed statements of operations. Depreciation and Depreciation — cost of services does not include acquistion-related step-up depreciation expense of $1.7 million for each quarter in connection with our investment in IMTT, which is reported in equity in earnings and amortization charges of investees in our consolidated condensed statements of operations.
(5)	Amortization of intangibles does not include acquistion-related step-up amortization expense of $283,000 for each quarter related to intangible assets in connection with our investment in IMTT, which is reported in equity in earnings and amortization charges of investees in our consolidated condensed statements of operations.
(6)	Equity in earnings and amortization charges of investees in the above table includes our 50% share of IMTT’s earnings offset by distributions we received only up to our share of the earnings recorded.

Energy-Related Businesses

IMTT

We account for our 50% interest in this business under the equity method. We recognized income of $5.6 million in our consolidated results for the quarter ended March 31, 2010. This includes our 50% share of IMTT’s net income, equal to $6.6 million for the period, offset by $1.0 million of acquisition-related step-up depreciation and amortization expense (net of taxes) and other items. For the quarter ended March 31, 2009, we recognized income of $5.4 million in our consolidated results. This included our 50% share of IMTT’s net income, equal to $6.6 million for the period, offset by $1.2 million of acquisition-related step-up depreciation and amortization expense (net of taxes).

Distributions from IMTT, to the degree classified as taxable dividends and not a return of capital for income tax purposes, are expected to qualify for the federal dividends received deduction. Therefore, 80% of any dividend is excluded in calculating our consolidated federal taxable income. Any distributions classified as a return of capital for income tax purposes will reduce our tax basis in IMTT.

To enable meaningful analysis of IMTT’s performance across periods, IMTT’s overall performance is discussed below, rather than IMTT’s contribution to our consolidated results.

Key Factors Affecting Operating Results

•	terminal revenue and gross profit increased principally due to:
•	increases in average tank rental rates;
•	increases in capacity and volume of storage under contract; and
•	increase in utilization.
•	environmental response revenue and gross profit increased principally due to spill response work and other activities in January and February of 2010, related to a fuel oil spill on the Texas coast.

Energy-Related Business: IMTT – (continued)

	Quarter Ended March 31,
	2010	2009(1)	Change Favorable/(Unfavorable)
	$	$	$	%
	($ In Thousands) (Unaudited)
Revenue
Terminal revenue	95,554	83,810	11,744	14.0
Environmental response revenue	11,484	2,993	8,491	NM
Total revenue	107,038	86,803	20,235	23.3
Costs and expenses
Terminal operating costs	42,612	38,449	(4,163)	(10.8)
Environmental response operating costs	8,200	3,800	(4,400)	(115.8)
Total operating costs	50,812	42,249	(8,563)	(20.3)
Terminal gross profit	52,942	45,361	7,581	16.7
Environmental response gross profit	3,284	(807)	4,091	NM
Gross profit	56,226	44,554	11,672	26.2
General and administrative expenses	7,266	5,984	(1,282)	(21.4)
Depreciation and amortization	14,618	12,824	(1,794)	(14.0)
Operating income	34,342	25,746	8,596	33.4
Interest expense, net(2)	(12,125)	(7,061)	(5,064)	(71.7)
Other income	781	(158)	939	NM
Unrealized gains on derivative instruments	—	3,306	(3,306)	NM
Provision for income taxes	(9,606)	(8,939)	(667)	(7.5)
Noncontrolling interests	(149)	369	(518)	(140.4)
Net income	13,243	13,263	(20)	(0.2)
Reconciliation of net income to EBITDA excluding non-cash items:
Net income	13,243	13,263
Interest expense, net(2)	12,125	7,061
Provision for income taxes	9,606	8,939
Depreciation and amortization	14,618	12,824
Unrealized gains on derivative instruments	—	(3,306)
Other non-cash expenses (income)	233	(826)
EBITDA excluding non-cash items	49,825	37,955	11,870	31.3
EBITDA excluding non-cash items	49,825	37,955
Interest expense, net(2)	(12,125)	(7,061)
Non-cash derivative losses recorded in interest expense(2)	4,673	—
Amortization of debt financing costs	172	118
Provision for income taxes, net of changes in deferred taxes	(1,267)	(757)
Changes in working capital	(3,234)	(1,602)
Cash provided by operating activities	38,044	28,653
Changes in working capital	3,234	1,602
Maintenance capital expenditures	(7,795)	(8,339)
Free cash flow	33,483	21,916	11,567	52.8

NM — Not meaningful

(1)	Reclassified to conform to current period presentation.
(2)	Interest expense includes non-cash loss on derivative instruments of $4.7 million for the quarter ended March 31, 2010, which is included in interest expense from the date that hedge accounting was discontinued.

Energy-Related Business: IMTT – (continued)

Revenue and Gross Profit

The increase in terminal revenue primarily reflects growth in storage revenue. Storage revenue grew due to an increase in average rental rates of 10.2% during the quarter as compared to the first quarter of 2009 and an increase in storage capacity and capacity utilization mainly attributable to certain expansion projects at IMTT’s Louisiana facilities. Capacity utilization increased from 94.5% to 96.0% during the quarter as compared to the first quarter of 2009. Demand for bulk liquid storage generally remains strong; however, utilization rates are expected to revert to approximately 94% over the balance of 2010 as certain tanks are taken out of service for inspection, repairs and maintenance.

Terminal operating costs increased during the quarter as a result of higher repairs and maintenance, salaries and wages, and a reduction in the accrual for a potential air emission fee at Bayonne, New Jersey in the first quarter of 2009. Please see “Legal Proceedings” in Part I, Item 3 of our Annual Report of Form 10-K for discussion on the air emission fee.

Revenue and gross profit from environmental response services increased substantially during the quarter due to the increase in spill response activities following the January 2010 fuel oil spill on the Texas coast near Port Arthur. Environmental response revenue totaled $11.5 million in the first quarter of 2010, of which $7.7 million related to the spill in Port Arthur.

General and Administrative Expenses

General and administrative costs increased primarily due to the recovery of receivables in 2009 that had been previously reserved and higher consulting fees during 2010.

Depreciation and Amortization

Depreciation and amortization expense increased as IMTT completed several major expansion projects, resulting in higher asset balances.

Interest Expense, Net

Interest expense, net, includes non-cash losses on derivative instruments of $4.7 million for the quarter ended March 31, 2010, which are included in interest expense from the date that hedge accounting was discontinued. Excluding the non-cash loss on derivative instruments, interest expense was relatively flat.

Cash interest paid was $7.4 million and $7.8 million for the quarters ended March 31, 2010 and 2009, respectively.

Income Taxes

IMTT does not expect to pay regular federal income taxes for the years ending December 31, 2010 or 2011. The business files separate state income tax returns in various states. For the year ended December 31, 2009, the business accrued approximately $1.4 million of state income taxes. For the year ending December 31, 2010, the business expects to pay state and federal alternative minimum taxes of approximately $5.0 million, of which $1.3 million was recorded in the quarter ended March 31, 2010.

A significant difference between the IMTT’s book and federal taxable income relates to depreciation of fixed assets. For book purposes, fixed assets are depreciated primarily over 15 to 30 years using the straight-line method of depreciation. For federal income tax purposes, fixed assets are depreciated primarily over 5 to 15 years using accelerated methods. In addition, a significant portion of the fixed assets placed in service in 2009 qualified for the 50% federal bonus depreciation. Most of the states in which the business operates allow the use of the federal depreciation calculation methods. Louisiana is the only state where the business operates that allows the bonus depreciation deduction. The 50% federal bonus depreciation is not applicable to assets placed in service in 2010.

The Gas Company

Key Factors Affecting Operating Results

•	increased utility contribution margin due to a rate increase effective June 11, 2009, partially offset by a decline in volume sold; and
•	increased salary and employment benefit costs.

Energy-Related Business: The Gas Company – (continued)

	Quarter Ended March 31,
	2010	2009(1)	Change Favorable/(Unfavorable)
	$	$	$	%
	($ In Thousands) (Unaudited)
Contribution margin
Revenue – utility	26,835	20,167	6,668	33.1
Cost of revenue – utility	17,872	12,285	(5,587)	(45.5)
Contribution margin – utility	8,963	7,882	1,081	13.7
Revenue – non-utility	25,310	21,075	4,235	20.1
Cost of revenue – non-utility	13,756	9,486	(4,270)	(45.0)
Contribution margin – non-utility	11,554	11,589	(35)	(0.3)
Total contribution margin	20,517	19,471	1,046	5.4
Production	1,680	1,447	(233)	(16.1)
Transmission and distribution	4,861	4,469	(392)	(8.8)
Gross profit	13,976	13,555	421	3.1
Selling, general and administrative expenses	3,761	3,822	61	1.6
Depreciation and amortization	1,718	1,690	(28)	(1.7)
Operating income	8,497	8,043	454	5.6
Interest expense, net(2)	(4,807)	(2,617)	(2,190)	(83.7)
Other income	15	21	(6)	(28.6)
Unrealized losses on derivative instruments	—	(327)	327	NM
Provision for income taxes	(1,451)	(2,005)	554	27.6
Net income(3)	2,254	3,115	(861)	(27.6)
Reconciliation of net income to EBITDA excluding non-cash items:
Net income(3)	2,254	3,115
Interest expense, net(2)	4,807	2,617
Provision for income taxes	1,451	2,005
Depreciation and amortization	1,718	1,690
Unrealized losses on derivative instruments	—	327
Other non-cash expenses	534	451
EBITDA excluding non-cash items	10,764	10,205	559	5.5
EBITDA excluding non-cash items	10,764	10,205
Interest expense, net(2)	(4,807)	(2,617)
Non-cash derivative losses recorded in interest expense(2)	2,591	323
Amortization of debt financing costs	120	120
Provision for income taxes, net of changes in deferred taxes	(1,484)	(284)
Changes in working capital	399	(1,513)
Cash provided by operating activities	7,583	6,234
Changes in working capital	(399)	1,513
Maintenance capital expenditures	(556)	(598)
Free cash flow	6,628	7,149	(521)	(7.3)

NM — Not meaningful

(1)	Reclassified to conform to current period presentation. In the first quarter of 2010, payroll taxes and certain employee welfare and benefit costs that were previously recorded in selling, general and administrative costs were reclassified to production, transmission and distribution and other income where the costs were incurred. Accordingly, 2009 was restated to reflect this change.
(2)	Interest expense includes non-cash loss on derivative instruments of $2.6 million and $323,000 for the quarters ended March 31, 2010 and 2009, respectively, which are included in interest expense from the date that hedge accounting was discontinued.
(3)	Corporate allocation expense, other intercompany fees and the federal tax effect have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Energy-Related Business: The Gas Company – (continued)

Contribution Margin and Operating Income

Regulation of the utility portion of The Gas Company's operations provides for the automatic pass through of increases or decreases in feedstock costs to utility customers. Changes in the cost of propane distributed to non-utility customers can be recovered in pricing, subject to competitive conditions generally.

Utility contribution margin was higher, primarily due to implementation of the interim rate increase from June 11, 2009, partially offset by volume declines related almost entirely to commercial customers, whose demand is more sensitive to the variability of the economic cycle than residential customers. Sales volume in 2010 was approximately 3.6% lower than 2009.

On April 21, 2010, the Hawaii Public Utilities Commission (HPUC) issued its Final Decision and Order, in relation to the rate case filed by The Gas Company in August 2008, authorizing a rate increase of $9.2 million. This is a reduction from the interim rate increase of $9.5 million implemented from June 11, 2009. Per the HPUC ruling, the business is obligated to refund the excess money collected during the interim tariff period to its customers.

As a result, a retroactive adjustment to June 11, 2009 of $216,000 was recorded during the first quarter of 2010 reflecting the amounts due to be repaid to customers and lowering the utility contribution margin. In addition, The Gas Company made corrections to the calculation of pass-through of changes in feedstock costs (fuel adjustment charges) booked during the period between the granting of the interim and final orders. The corrections resulted in an adjustment that increased utility cost of revenue by $623,000 in the first quarter of 2010.

Non-utility contribution margin was comparable to 2009 with higher costs nearly offset by higher prices. Volume was approximately 0.5% higher in 2010. Local suppliers reduced their production of propane. To the extent that local suppliers were unable to supply The Gas Company with a sufficient amount of propane, the business supplemented its supply from foreign sources. Local refiners supplied The Gas Company with approximately 25% less propane in the first quarter of 2010 than they did in the first quarter of 2009. Foreign sourced propane costs more than locally produced propane, although a portion of the increased cost was offset by improved efficiency in distribution.

Production costs reflected higher outside services and electricity costs. Transmission and distribution costs were higher primarily due to increased wage and benefit costs.

Interest Expense, Net

Interest expense, net, includes non-cash losses on derivative instruments of $2.6 million and $323,000 for the quarters ended March 31, 2010 and 2009, respectively, which are included in interest expense from the date that hedge accounting was discontinued. Excluding the non-cash loss on derivative instruments, interest expense was relatively flat.

Cash interest paid was $2.1 million and $2.2 million for the quarters ended March 31, 2010 and 2009, respectively.

Income Taxes

Income from The Gas Company is included in our consolidated federal income tax return, and its income is subject to Hawaii state income taxes. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business. For the year ending December 31, 2010, the business expects to pay state income taxes of approximately $1.2 million, of which $234,000 was recorded in the quarter ended March 31, 2010.

Energy-Related Business: District Energy

Customers of District Energy pay two charges to receive chilled water services: a fixed charge based on contracted capacity, and a variable charge based on the consumption of chilled water. Capacity charges are typically adjusted annually at a fixed rate or are indexed to the Consumer Price Index (CPI). The terms of our customer contracts provide for the pass through of increases or decreases in electricity costs, the largest component of the business’ direct expenses.

The financial results discussed below reflect 100% of District Energy’s performance during the quarter.

Key Factors Affecting Operating Results

•	a net increase in contracted capacity revenue from customers that began service predominantly in the second quarter of 2009, and annual inflation-linked increases in contract capacity rates, partially offset by
•	a decrease in consumption revenue primarily due to a decrease in the recovery of electricity costs, resulting from a decline in the cost of energy inputs.

Energy-Related Business: District Energy – (continued)

	Quarter Ended March 31,
	2010	2009(1)	Change Favorable/(Unfavorable)
	$	$	$	%
	($ In Thousands) (Unaudited)
Cooling capacity revenue	5,238	4,897	341	7.0
Cooling consumption revenue	1,763	2,228	(465)	(20.9)
Other revenue	864	756	108	14.3
Finance lease revenue	1,245	1,192	53	4.4
Total revenue	9,110	9,073	37	0.4
Direct expenses – electricity	1,323	1,604	281	17.5
Direct expenses – other(2)	4,871	4,764	(107)	(2.2)
Direct expenses – total	6,194	6,368	174	2.7
Gross profit	2,916	2,705	211	7.8
Selling, general and administrative expenses	758	638	(120)	(18.8)
Amortization of intangibles	337	337	—	—
Operating income	1,821	1,730	91	5.3
Interest expense, net(3)	(6,028)	(2,955)	(3,073)	(104.0)
Other income	50	49	1	2.0
Unrealized losses on derivative instruments	—	(1,378)	1,378	NM
Benefit for income taxes	1,720	1,075	645	60.0
Noncontrolling interests	(194)	(167)	(27)	(16.2)
Net loss(4)	(2,631)	(1,646)	(985)	(59.8)
Reconciliation of net loss to EBITDA excluding non-cash items:
Net loss(4)	(2,631)	(1,646)
Interest expense, net(3)	6,028	2,955
Benefit for income taxes	(1,720)	(1,075)
Depreciation(2)	1,635	1,463
Amortization of intangibles	337	337
Unrealized losses on derivative instruments	—	1,378
Other non-cash expenses	155	104
EBITDA excluding non-cash items	3,804	3,516	288	8.2
EBITDA excluding non-cash items	3,804	3,516
Interest expense, net(3)	(6,028)	(2,955)
Non-cash derivative losses recorded in interest expense(3)	3,498	391
Amortization of debt financing costs	170	170
Equipment lease receivable, net	712	766
Changes in working capital	(770)	(47)
Cash provided by operating activities	1,386	1,841
Changes in working capital	770	47
Maintenance capital expenditures	(164)	(50)
Free cash flow	1,992	1,838	154	8.4

NM — Not meaningful

(1)	Reclassified to conform to current period presentation.
(2)	Includes depreciation expense of $1.6 million and $1.5 million for the quarters ended March 31, 2010 and 2009, respectively.
(3)	Interest expense includes non-cash loss on derivative instruments of $3.5 million and $391,000 for the quarters ended March 31, 2010 and 2009, respectively, which are included in interest expense from the date that hedge accounting was discontinued.
(4)	Corporate allocation expense and the federal tax effect have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Energy-Related Businesses: District Energy – (continued)

Gross Profit

Gross profit increased primarily as a result of a net increase in contracted capacity revenue from customers that began service predominantly in the second quarter of 2009, and annual inflation-related increases of contract capacity rates in accordance with customer contract terms. Consumption revenue declined primarily due to a decrease in the recovery of electricity costs, resulting from a decline in the cost of energy inputs. Consumption revenue also decreased as District Energy worked with certain customers to optimize their cooling systems, which reduced their ton hours of cooling used.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in 2009 included a customer reimbursement for professional fees related to the Las Vegas plant expansion that did not reoccur in 2010.

Interest Expense, Net

Interest expense, net, includes non-cash losses on derivative instruments of $3.5 million and $391,000 for the quarters ended March 31, 2010 and 2009, respectively, which are included in interest expense from the date that hedge accounting was discontinued. Excluding the non-cash loss on derivative instruments, interest expense was relatively flat.

Cash interest paid was $2.3 million and $2.4 million for the quarters ended March 31, 2010 and 2009, respectively.

Income Taxes

For the period preceding the sale of a 49.99% non-controlling interest in the business, the income from District Energy was included in our consolidated federal income tax return, and its income is subject to Illinois state income taxes. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business.

Subsequent to the sale of the 49.99% non-controlling interest, District Energy will file a separate consolidated federal income tax return, and will continue to file a combined Illinois state income tax return. The business has approximately $26.0 million in federal and state NOL carryforwards available to offset positive taxable income. The business expects to have federal and state taxable income in 2011 and 2012, which will be wholly offset by NOL carryforwards.

Atlantic Aviation

Key Factors Affecting Operating Results

•	higher general aviation fuel volumes, partially offset by lower weighted average fuel margins;
•	lower selling, general and administrative expenses due to ongoing expense reduction initiatives;
•	lower interest expense related to lower debt levels due to the pre-payment of debt principal; and
•	decrease in other non-fuel revenue, including service fees and landing fees.

Atlantic Aviation – (continued)

	Quarter Ended March 31,
	2010	2009(1)	Change Favorable/ (Unfavorable)
	$	$	$	%
	($ In Thousands) (Unaudited)
Revenue
Fuel revenue	94,708	68,117	26,591	39.0
Non-fuel revenue	45,341	49,064	(3,723)	(7.6)
Total revenue	140,049	117,181	22,868	19.5
Cost of revenue
Cost of revenue-fuel	60,198	37,467	(22,731)	(60.7)
Cost of revenue-non-fuel	4,952	4,703	(249)	(5.3)
Total cost of revenue	65,150	42,170	(22,980)	(54.5)
Fuel gross profit	34,510	30,650	3,860	12.6
Non-fuel gross profit	40,389	44,361	(3,972)	(9.0)
Gross profit	74,899	75,011	(112)	(0.1)
Selling, general and administrative expenses(2)	44,235	48,752	4,517	9.3
Goodwill impairment	—	18,000	18,000	NM
Depreciation and amortization	14,338	41,388	27,050	65.4
Operating income (loss)	16,326	(33,129)	49,455	149.3
Interest expense, net(3)	(23,599)	(26,504)	2,905	11.0
Other expense	(16)	(128)	112	87.5
Unrealized losses on derivative instruments	—	(23,331)	23,331	NM
Benefit for income taxes	2,937	33,486	(30,549)	(91.2)
Net loss(4)	(4,352)	(49,606)	45,254	91.2
Reconciliation of net loss to EBITDA excluding non-cash items:
Net loss(4)	(4,352)	(49,606)
Interest expense, net(3)	23,599	26,504
Benefit for income taxes	(2,937)	(33,486)
Depreciation and amortization	14,338	41,388
Goodwill impairment	—	18,000
Unrealized losses on derivative instruments	—	23,331
Other non-cash expenses	47	63
EBITDA excluding non-cash items	30,695	26,194	4,501	17.2
EBITDA excluding non-cash items	30,695	26,194
Interest expense, net (3)	(23,599)	(26,504)
Non-cash derivative losses recorded in interest expense(3)	5,030	6,273
Amortization of debt financing costs	2,420	673
Benefit for income taxes, net of changes in deferred taxes	(143)	(236)
Changes in working capital	7,386	6,479
Cash provided by operating activities	21,789	12,879
Changes in working capital	(7,386)	(6,479)
Maintenance capital expenditures	(1,027)	(894)
Free cash flow	13,376	5,506	7,870	142.9

NM — Not meaningful

(1)	Reclassified to conform to current period presentation.
(2)	Includes a $2.4 million increase in the bad debt reserve in the first quarter of 2009 due to the deterioration of accounts receivable aging. In the first quarter of 2009, Atlantic Aviation recorded $1.2 million of debt advisory fees. These fees were transferred to MIC Inc. during the third quarter of 2009, and have been excluded above.
(3)	Interest expense includes non-cash loss on derivative instruments of $5.0 million and $6.3 million for the quarters ended March 31, 2010 and 2009, respectively, which are included in interest expense from the date that hedge accounting was discontinued.
(4)	Corporate allocation expense and the federal tax effect have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Atlantic Aviation – (continued)

Revenue and Gross Profit

The majority of the revenue and gross profit in Atlantic Aviation is generated through fueling general aviation aircraft at 68 airports throughout the United States and one heliport. Revenue is categorized according to who owns the fuel used to service these aircraft. If our business owns the fuel, it records the cost to purchase that fuel as cost of revenue-fuel. The business’ corresponding fuel revenue is its cost to purchase that fuel plus a margin. The business generally pursues a strategy of maintaining, and where appropriate increasing, dollar-based margins, thereby passing any increase in fuel prices to the customer.

Atlantic Aviation has into-plane arrangements whereby it fuels aircraft with fuel owned by another party. It collects a fee for this service that is recorded as non-fuel revenue. Other non-fuel revenue also includes various services such as hangar rentals, de-icing and miscellaneous services.

The business’ fuel-related revenue and gross profit are driven by fuel volume and dollar-based margin per gallon. This applies to both fuel and into-plane revenue. Customers will occasionally move from one category to the other.

We believe discussing total fuel-related revenue and gross profit, including both fuel sales and into-plane arrangements (as recorded in the non-fuel revenue line) and related key metrics on an aggregate basis provides a more meaningful analysis of Atlantic Aviation.

Gross profit in the first quarter of 2010 was flat compared to the first quarter of 2009 as a result of an increase in aggregate fuel-related gross profit, which was offset by lower gross profit from other services. The increase in aggregate fuel-related gross profit resulted from a 5.2% increase in fuel volume driven by increased business jet traffic. This was partially offset by a 3.2% decrease in weighted average fuel margin driven by change in the relative volumes of customer segments and locations, as well as competitive pressure. The quarter-on-quarter change in fuel volumes and weighted average fuel margin also reflects military-related fuel volume (at two airports) which did not re-occur in the first quarter of 2010. Excluding the impact of the non-recurring military-related volume, fuel volume would have increased 8.6% and weighted average fuel-related margin would have declined 4.7%. Gross profit from other services (primarily hangar rentals and miscellaneous services) decreased by 3.4% for the quarter, primarily driven by lower service fees and miscellaneous revenue.

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses is due primarily to a 5.4% reduction in underlying costs as result of the ongoing implementation of cost reduction initiatives.

The decrease is also due to a $2.4 million increase in bad debt reserves in the first quarter of 2009 due to the deterioration of the accounts receivable aging related to acquisitions. Acquisition-related receivables have improved and ongoing accounts receivable have not deteriorated, and as a result the business has recorded no further significant bad debt reserve adjustments.

Goodwill Impairment

The business performed an impairment test at the reporting unit level during the first quarter of 2009. Goodwill is considered impaired when the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, as determined under a two step approach. Based on the testing performed, the business recognized goodwill impairment charges of $18.0 million in the first quarter of 2009. No impairment charge was recorded during 2010.

Depreciation and Amortization

Depreciation and amortization expense includes non-cash impairment charges of $25.7 million in the first quarter of 2009.

Atlantic Aviation – (continued)

Interest Expense, Net

Interest expense, net, includes interest incurred on the business’ debt, amortization of deferred financing costs, swap breakage fees associated with debt prepayment and non-cash losses on derivatives instruments. These items are summarized in the table below.

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2010	2009
	$	$	$	%
	($ In Thousands)
Interest income	(14)	(47)	(33)	(70.2)
Interest expense incurred on debt facility	13,750	15,019	1,269	8.4
Swap break fees associated with debt prepayment	2,510	5,159	2,649	51.3
Amortization of deferred financing costs	2,420	673	(1,747)	NM
Non-cash loss on derivative instruments	5,030	6,273	1,243	19.8
Less: capitalized interest	(97)	(573)	(476)	(83.1)
Total interest expense, net	23,599	26,504	2,905	11.0

NM — Not meaningful

The decrease in interest expense incurred on the business’ debt facility primarily reflects an aggregate $106.4 million of prepayments of the term loan principal since February 2009.

Cash interest paid, excluding interest rate swap breakage fees, was $13.8 million and $15.0 million for the quarters ended March 31, 2010 and 2009, respectively.

Income Taxes

Income generated by Atlantic Aviation is included in our consolidated federal income tax return. The business files state income returns in more than 30 states in which it operates. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business.

While Atlantic Aviation as a whole expects to generate a current year federal income tax loss, certain entities within the business will generate state taxable income. For the year ending December 31, 2010, the business expects to pay state income taxes of approximately $574,000, of which $143,500 was recorded in the quarter ended March 31, 2010.

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

Until March 31, 2010, the Company had a revolving credit facility with various financial institutions, including entities within the Macquarie Group. The facility was repaid in full in December 2009 and no amounts were outstanding under the revolving credit facility as of December 31, 2009 or at the facility’s maturity on March 31, 2010.

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

We have capitalized our businesses, in part, using project finance style debt. Project finance style debt is limited-recourse, floating rate, non-amortizing debt with a medium term maturity of between five and seven years, although the principal balance on the term loan debt at Atlantic Aviation is being prepaid using the excess cash generated by the business. At March 31, 2010, the average remaining maturity of the debt facilities across all of our businesses, including our proportional interest in the debt of IMTT, was approximately 3.8 years. In light of the improvement in the functioning of the credit markets generally, and the leverage ratios and interest coverage we expect each of these businesses to produce at the maturity of their respective debt facilities, we believe that we will be able to successfully refinance the long-term debt of these businesses on economically sensible terms.

The section below discusses the sources and uses of cash on a consolidated basis and for each of our businesses and investments. All inter-company activities such as corporate allocations, capital contributions to our businesses and distributions from our businesses have been excluded from the tables as these transactions are eliminated in consolidation.

Analysis of Consolidated Historical Cash Flows from Continuing Operations

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2010	2009
	$	$	$	%
	($ In Thousands)
Cash provided by operating activities	30,806	18,111	12,695	70.1
Cash used in investing activities	(6,407)	(5,218)	(1,189)	(22.8)
Cash used in financing activities	(22,575)	(44,450)	21,875	49.2

Operating Activities

Consolidated cash provided by operating activities mainly comprises the cash from operations of the businesses we own, as described in each of the business discussions below. The cash flow from our consolidated business’ operations is partially offset by expenses paid at the corporate level, such as base management fees paid in cash, professional fees and interest incurred in the prior periods on any amounts drawn on our revolving credit facility.

The increase in consolidated cash provided by operating activities was primarily due to:

•	improved operating performance at Atlantic Aviation due to stable gross profit and cost savings;

•	lower interest paid on the reduced term loan balance for Atlantic Aviation and no interest paid on holding company debt;

•	decreased payment of interest rate swap breakage fees relating to the prepayment of the outstanding principal balance on Atlantic Aviation’s term loan debt;

•	improved operating results at the energy-related businesses; partially offset by

•	a smaller dividend received from IMTT (see investing activities below).

Investing Activities

The increase in consolidated cash used in investing activities was primarily due to:

•	increase in capital expenditures at the energy-related businesses, primarily investment in capital leased assets at District Energy; partially offset by

•	lower capital expenditures at Atlantic Aviation due to timing of projects.

Distributions from IMTT are reflected in our consolidated cash provided by operating activities only up to our 50% share of IMTT’s positive earnings. Amounts in excess of this, and any distributions when IMTT records a net loss, are reflected in our consolidated cash from investing activities. For 2010, $5.0 million in distributions were included in cash from operations. In 2009, $5.4 million of the $7.0 million in dividends received were included in cash from operating activities and $1.6 million were included in investing activities.

Financing Activities

The decrease in consolidated cash used in financing activities was primarily due to larger debt principal repayments in 2009 following the amendment of the Atlantic Aviation term loan debt facility on February 25, 2009, compared with the debt principal repayments made in 2010.

Our businesses are capitalized with a mix of equity and project-financing style debt. We believe we can prudently maintain relatively high levels of leverage due to the generally sustainable and stable long-term cash flows our businesses have provided in the past and which we expect to continue in the future as discussed above. Our project finance debt is non-amortizing and we expect to be able to refinance the outstanding balances at maturity, except at Atlantic Aviation, where all excess cash flow from the business is used to prepay the outstanding principal balance of the term loan, and the last two years before maturity at District Energy. The majority of our businesses also maintain revolving capital expenditure and/or working capital facilities.

See below for further description of the cash flows related to our businesses.

Energy-Related Businesses

IMTT

The following analysis represents 100% of the cash flows of IMTT, rather than just the composition of cash flows that are included in our consolidated cash flows. We believe this is the most appropriate and meaningful approach to discussing the historical cash flow trends of IMTT. We account for our 50% ownership of this business using the equity method. Distributions from IMTT when IMTT records a net loss, or pays distributions in excess of our share of its earnings, are reflected in the consolidated cash flow used in investing activities.

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2010	2009
	$	$	$	%
	($ In Thousands)
Cash provided by operating activities	38,044	28,653	9,391	32.8
Cash used in investing activities	(19,430)	(39,939)	20,509	51.4
Cash (used in) provided by financing activities	(15,915)	13,106	(29,021)	NM

NM — Not meaningful

Operating Activities

Cash provided by operating activities at IMTT is generated primarily from storage rentals and ancillary services that are billed monthly and paid on various terms. Cash used in operating activities is mainly for payroll and benefits costs, maintenance and repair of fixed assets, utilities and professional services, interest payments and payments to tax jurisdictions. Cash provided by operating activities increased primarily due to improved operating results, partially offset by a larger increase in working capital requirements in 2010 resulting from the increased level of business activity.

Energy-Related Business: IMTT – (continued)

Investing Activities

Cash used in investing activities relates primarily to capital expenditures discussed below. Capital expenditures decreased from $39.9 million in 2009 to $19.4 million in 2010, primarily reflecting a reduction in growth capital expenditures.

Maintenance Capital Expenditure

IMTT incurs maintenance capital expenditures to prolong the useful lives and increase the service capacity of existing revenue-producing assets. Maintenance capital expenditures include the refurbishment of storage tanks, piping, dock facilities, and environmental capital expenditures, principally in relation to improvements in containment measures and remediation.

During the first quarter of 2010, IMTT incurred $7.8 million on maintenance capital expenditures, including (i) $6.8 million principally in relation to tank refurbishments, docks and other infrastructure and (ii) $975,000 on environmental capital expenditures, principally in relation to improvements in containment measures and remediation.

By comparison, during the first quarter of 2009, IMTT incurred $8.3 million on maintenance capital expenditures, including (i) $7.9 million principally in relation to tank refurbishments, docks and other infrastructure and (ii) $425,000 on environmental capital expenditures, principally in relation to improvements in containment measures and remediation.

For the full-year 2010, IMTT expects to spend approximately $55.0 million on maintenance capital expenditures. This increase in maintenance capital expenditure from 2009 reflects primarily (i) an increase in the number and size of tanks to be serviced pursuant to IMTT’s extensive tank cleaning and inspection program in Louisiana (ii) the need to undertake repairs and upgrades to some of the infrastructure at its Louisiana terminals and (iii) projects at Bayonne and Quebec. IMTT anticipates that maintenance capital expenditures will remain at elevated levels through 2014.

Growth Capital Expenditure

During the first quarter of 2010, IMTT incurred $6.8 million on growth projects compared with $26.4 million in the first quarter of 2009.

Since our investment in IMTT, the business has undertaken or committed to a total of approximately $543.4 million in expansion projects and acquired the Joliet facility for $18.5 million. Through March 31, 2010, these projects added and/or refurbished approximately 6.2 million barrels of storage capacity and are contributing approximately $49.8 million to gross profit and EBITDA on an annualized basis.

IMTT currently has ongoing growth projects for the construction or refurbishment of 2.2 million barrels of storage capacity comprised primarily of 1.8 million barrels at IMTT’s St. Rose facility, of which 1.6 million barrels were on line at March 31, 2010 with the remainder expected to be fully placed into service by the end of the second quarter of 2010. Other smaller growth projects are also being pursued. On a combined basis, the projects under construction are expected to have a total cost of $127.8 million and will contribute approximately $19.1 million to gross profit and EBITDA on an annualized basis. Of the $127.8 million of IMTT’s current growth projects, $47.9 million remained to be spent as of March 31, 2010. IMTT expects to fund these committed projects with its existing credit facilities and cash generated from operations. Contracts with a term of between 4 and 12 years have been signed with customers for substantially all of the tanks being constructed/converted in Louisiana and New Jersey.

IMTT continues to review numerous additional attractive growth opportunities. IMTT anticipates funding new growth capital expenditures with a combination of its cash flow from operating activities, and existing and additional credit facilities.

Energy-Related Business: IMTT – (continued)

Financing Activities

Cash flows from financing activities decreased primarily due to repayments on the business’ revolving credit facility, partially offset by lower distributions paid out to shareholders.

IMTT made distributions of $5.0 million to each of its shareholders during the first quarter of 2010. It is anticipated that future cash generated from operating activities in 2010 will, primarily, be used to fund IMTT’s growth capital expenditures.

At March 31, 2010, the outstanding balance on IMTT’s debt facilities consisted of $245.7 million in revolving credit facilities, $251.3 million in tax exempt bonds and $128.9 million in term loan facilities, including shareholder loans. The weighted average interest rate of the outstanding debt facilities, including any interest rate swaps and fees associated with outstanding letters of credit, is 4.62%. During the first quarter of 2010, IMTT paid approximately $7.4 million in cash interest related to its debt facilities.

IMTT intends to amend its revolving credit facility in the second quarter of 2010. The proposed amendments could increase the size of the facility, extend the maturity and alter other clauses to be more favorable to IMTT. In exchange for this amendment, IMTT anticipates an increase in margin payable on any outstanding balance of the revolving credit facility along with an increase in other fees.

The financial covenant requirements under IMTT’s credit facilities, and the calculation of these measures at March 31, 2010, were as follows:

USD/CAD Revolving Credit Facility	Regions Term Loan Facility
Debt to EBITDA Ratio: Max 4.75x	Debt to EBITDA Ratio: Max 4.75x
(at March 31, 2010: 3.61x)	(at March 31, 2010: 3.61x)
EBITDA to Interest Ratio: Min 3.00x	EBITDA to Interest Ratio: Min 3.00x
(at March 31, 2010: 7.14x)	(at March 31, 2010: 7.14x)

For a description of the material terms of IMTT’s credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2009. We have not had any material changes to these credit facilities since February 25, 2010, our 10-K filing date.

The Gas Company

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2010	2009
	$	$	$	%
	($ In Thousands)
Cash provided by operating activities	7,583	6,234	1,349	21.6
Cash used in investing activities	(2,325)	(1,908)	(417)	(21.9)
Cash provided by financing activities	—	—	—	—

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

The increase from 2009 to 2010 was primarily due to improved operating results and lower state, local and franchise tax payments.

Investing Activities

Cash used in investing activities is primarily comprised of capital expenditures. Capital expenditures for the non-utility business are funded by cash from operating activities and capital expenditures for the utility business are funded by drawing on credit facilities as well as cash from operating activities.

Energy-Related Business: The Gas Company – (continued)

Maintenance Capital Expenditure

Maintenance capital expenditures include replacement of pipeline sections, improvements to the business’ transmission system and SNG plant, improvements to buildings and other property and the purchases of vehicles and equipment. These expenditures were higher in the current quarter as compared to the first quarter of the prior year due to a higher level of pipeline renewals, expenditures for SNG plant components and facility upgrades.

Growth Capital Expenditure

Growth capital expenditures include the purchases of meters, regulators and propane tanks for new customers, the cost of installing pipelines for new residential and commercial construction and the renewable feedstock pilot program.

The following table sets forth information about capital expenditures in The Gas Company:

	Maintenance	Growth
Quarter ended March 31, 2009	$668,000	$1.2 million
Quarter ended March 31, 2010	$1.3 million	$1.0 million
2010 full year projected	$5.5 million	$6.5 million
Commitments at March 31, 2010	$24,000	$1.7 million

The business expects to fund its total 2010 capital expenditures from cash from operating activities and available debt facilities. Capital expenditures for 2010 are expected to be higher than previous years due to required pipeline maintenance and inspection involving the relocation and upgrade of two sections of the transmission pipeline near the SNG plant as part of an integrity management program due by 2012 and a pilot project at the SNG plant to create gas from renewable feedstock sources. Commitments at March 31, 2010 primarily relates to the renewable feedstock project.

Financing Activities

At March 31, 2010, the outstanding balance on the business’ debt facilities consisted of $160.0 million in term loan facility borrowings and $19.0 million in capital expenditure facility borrowings.

The Gas Company has interest rate swaps hedging 100% of the interest rate exposure under the two $80.0 million term loan facilities that effectively fix the interest rate at 4.8375% (excluding the margin). In March 2009, The Gas Company entered into an interest rate basis swap agreement with its existing debt and swap counterparties. The basis swap, which reduced the weighted average annual interest rate on the business’ primary debt facilities by approximately 24.75 basis points, expired in March 2010. The resulting weighted average interest rate of the outstanding debt facilities including any interest rate swaps at March 31, 2010 is 4.84%. During the first quarter of 2010, the business paid approximately $2.1 million in interest expense related to its debt facilities.

The Gas Company also has an uncommitted unsecured short-term borrowing facility of $7.5 million that was renewed during the second quarter of 2009. This credit line bears interest at the lending bank’s quoted rate or prime rate. The facility is available for working capital needs. No amounts were outstanding as of March 31, 2010.

The main drivers for cash from financing activities are debt financings for capital expenditures and the repayment of outstanding credit facilities. There were no borrowings or repayments during the quarter.

The financial covenants triggering distribution lock-up under the business’ credit facility are as follows:

•	12 mo. look-forward and 12 mo. look-backward adjusted EBITDA/interest <3.5x (distribution lock-up) and <2.5x (default). The ratio at March 31, 2010 was 7.4x.

Additionally, the HPUC requires the consolidated debt to total capital for HGC Holdings not to exceed 65.0% and $20.0 million to be readily available in cash resources at The Gas Company, HGC Holdings or MIC. At March 31, 2010, the debt to total capital ratio was 62.6% and $20.0 million in cash resources was readily available.

Energy-Related Business: The Gas Company – (continued)

For a description of the material terms of The Gas Company’s credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2009. We have not had any material changes to these credit facilities since February 25, 2010, our 10-K filing date.

District Energy

The following analysis represents 100% of the cash flows of District Energy.

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2010	2009
	$	$	$	%
	($ In Thousands)
Cash provided by operating activities	1,386	1,841	(455)	(24.7)
Cash used in investing activities	(2,746)	(1,619)	(1,127)	(69.6)
Cash provided by financing activities	151	852	(701)	(82.3)

Operating Activities

Cash provided by operating activities is primarily driven by customer receipts for services provided and for leased equipment (including non-revenue lease principal), the timing of payments for electricity and vendor services or supplies and the payment of payroll and benefit costs. The decline in cash provided by operating activities was primarily due to the timing of electricity prepayments required under District Energy’s 2010 vendor supply contract. The business was not required to prepay for electricity in 2009.

Investing Activities

Cash used in investing activities mainly comprises capital expenditures, which are generally funded by drawing on available facilities. Cash used in investing activities in 2009 and 2010 funded growth capital expenditures for new customer connections and plant expansion.

Maintenance Capital Expenditure

The business expects to spend up to $1.0 million per year on capital expenditures relating to the replacement of parts, system reliability, customer service improvements and minor system modifications. Maintenance capital expenditures will be funded from available facilities and cash from operating activities. These expenditures were higher in the first quarter of 2010 due to the timing of spend on ordinary course maintenance projects.

Growth Capital Expenditure

The following table summarizes growth capital expenditures committed by District Energy as well as the gross profit and EBITDA expected to be generated by those expenditures. Of the $25.0 million total, approximately $24.2 million, or 97%, has been spent as of March 31, 2010.

	Capital Expenditure Cost ($ Millions)	Gross Profit/ EBITDA ($ Millions)(1)	Expected Date for Gross Profit/EBITDA
Chicago Plant and Distribution System Expansion	7.7
New Chicago Customer Connections and Minor System Modifications	6.6
	14.3	4.9	2007 – 2013
Chicago Plant Renovation and Expansion	10.7	1.3	2009 – 2011
Total	25.0	6.2

(1)	Represents projected increases in annualized gross profit and EBITDA in the first year following completion of the project.

Energy-Related Business: District Energy – (continued)

New customers will typically reimburse the business for a substantial portion of expenditures related to connecting them to the business’ system, thereby reducing the impact of this element of capital expenditure. In addition, new customers generally have up to two years after their initial service date to increase capacity up to their final contracted tons which may defer a small portion of the expected gross profit and EBITDA. As of April 27, 2010, the business has signed contracts representing approximately 80% of expected additional gross profit and EBITDA relating to the Chicago projects in the table above. Customers representing approximately 55% of the $6.2 million of expected additional gross profit and EBITDA are currently in service.

The business expects to fund the capital expenditures for system expansion and interconnection by drawing on debt facilities. The following table sets forth information about District Energy’s capital expenditures:

	Maintenance	Growth
Quarter ended March 31, 2009	$127,000	$1.5 million
Quarter ended March 31, 2010	$312,000	$34,000
2010 full year projected	$1.0 million	$1.4 million
Commitments at March 31, 2010	$115,000	$762,000

In early 2009, District Energy’s Las Vegas operation began providing service to a new customer building. This new customer began receiving full service in February 2010 and is expected to contribute approximately $300,000 per year to gross profit and EBITDA. This service required a $3.0 million system expansion of the Las Vegas facility, of which $300,000 was funded through a capital contribution from the noncontrolling shareholder of District Energy’s Las Vegas operation.

On February 18, 2010, the Nevada Gaming Commission granted final approval to Harrah’s Entertainment, Inc. to assume ownership and management of one of District Energy’s customers and its related facilities; the transaction closed February 19, 2010. This transaction had no impact on District Energy’s contracts with this customer.

Financing Activities

At March 31, 2010, the outstanding balance on the business’ debt facilities consisted of $170.0 million in term loan facilities.

In March 2009, District Energy entered into an interest rate basis swap agreement with its existing debt and swap counterparties. The basis swap, which reduced the weighted average annual interest rate on the business’ primary debt facility by approximately 24.75 basis points, expired in March 2010. The resulting weighted average interest rate of the outstanding debt facilities including any interest rate swaps and fees associated with outstanding letters of credit at March 31, 2010 is 5.51%. For the quarter ended March 31, 2010, the business paid approximately $2.3 million in interest expense related to its debt facilities.

The decrease in cash provided by financing activities was primarily due to decreased borrowings under the business’ credit facility to finance growth and maintenance capital expenditure, partially offset by a $300,000 capital contribution from the noncontrolling interest shareholder of the District Energy’s Las Vegas operations.

The financial covenants under the business’ credit facility and the calculation of these measures at March 31, 2010, were as follows:

•	Backward Interest Coverage Ratio > 1.5x (distribution lock-up) and > 1.2x (debt default threshold). The ratio at March 31, 2010 was 2.8x.
•	Leverage Ratio (funds from operations less interest expense to net debt) for the previous 12 months equal to or greater than 6.0% (distribution lock-up) and 4.0% (debt default threshold). The ratio at March 31, 2010 was 8.1%.

For a description of the material terms of District Energy’s credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2009. We have not had any material changes to these credit facilities since February 25, 2010, our 10-K filing date.

Atlantic Aviation

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2010	2009
	$	$	$	%
	($ In Thousands)
Cash provided by operating activities (1)	21,789	12,879	8,910	69.2
Cash used in investing activities	(1,336)	(3,242)	1,906	58.8
Cash used in financing activities(2)	(22,533)	(42,701)	20,168	47.2

(1)	In the first quarter of 2009, Atlantic Aviation recorded $1.2 million of debt advisory fees. These fees were transferred to MIC Inc. during the third quarter of 2009, and have been excluded above.
(2)	During the first quarter of 2009, we provided Atlantic Aviation with a capital contribution of $50.0 million to pay down $44.6 million of debt. The remainder of the capital contribution was used to pay interest rate swap breakage fees and expenses. This contribution has been excluded from the above table as it is eliminated on consolidation.

Operating Activities

Operating cash at Atlantic Aviation is generated from sales transactions primarily paid by credit cards. Some customers have extended payment terms and billed accordingly. Cash is used in operating activities mainly for payments to vendors of fuel, aircraft services and professional services, as well as payroll costs and payments to tax jurisdictions. Cash provided by operating activities increased mainly due to:

•	improved operating results due to stable gross profit and lower selling, general and administrative costs;
•	reduced interest expense from lower debt levels; and
•	lower partial swap termination costs.

Investing Activities

Cash used in investing activities relates primarily to our acquisitions and capital expenditures. The decrease in cash used in investing activity is primarily due to lower growth capital expenditures by the business.

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

Growth Capital Expenditure

Growth capital expenditures are incurred primarily in connection with lease extensions and only where the business expects to receive an appropriate return relative to its cost of capital. Historically these expenditures have included development of hangars, terminal buildings and ramp upgrades. The business has generally funded these projects through its growth capital expenditure facility.

The following table sets forth information about capital expenditures in Atlantic Aviation:

	Maintenance	Growth
Quarter ended March 31, 2009	$826,000	$2.4 million
Quarter ended March 31, 2010	$931,000	$405,000
2010 full year projected	$7.6 million	$1.8 million
Commitments at March 31, 2010	$97,000	$200,000

Atlantic Aviation – (continued)

The decrease in growth capital expenditures from 2009 primarily relates to the completion of a terminal and ramp project in Nashville, Tennessee.

Financing Activities

At March 31, 2010, the outstanding balance on the business’ debt facilities consisted of $793.6 million in term loan facility borrowings, which is 100% hedged with interest rate swaps, and $44.9 million in capital expenditure facility borrowings. In March 2009, Atlantic Aviation entered into an interest rate basis swap agreement with its existing debt and swap counterparties. The basis swap, which reduced the weighted average annual interest rate on the business’ primary debt facility by approximately 19.50 basis points, expired in March 2010. The resulting weighted average interest rate on the term loan is 6.81%. The interest rate applicable on capital expenditure facility is the three-month US Libor plus a margin of 1.60%. For the quarter ended March 31, 2010, the business paid approximately $13.8 million in interest expense, excluding interest rate swap breakage fees, related to its debt facilities.

In the quarters ended March 31, 2010 and 2009, the business pre-paid $24.7 million and $44.6 million, respectively, of debt principal and $2.5 million and $5.2 million, respectively, of interest rate swap breakage fees.

In May 2010, the business prepaid $3.0 million of term loan principal and incurred approximately $296,000 in swap breakage fees. As a result of this prepayment, the proforma leverage ratio would decrease to 7.43x based upon the trailing twelve months March 31, 2010 EBITDA, as calculated under the facility.

The decrease in cash used in financing activities is primarily due to a larger debt prepayment in the first quarter of 2009.

The financial covenant requirements under Atlantic Aviation’s credit facility, and the calculation of these measures at March 31, 2010, were as follows:

•	Debt Service Coverage Ratio > 1.2x (default threshold). The ratio at March 31, 2010 was 1.94x.
•	Leverage Ratio debt to EBITDA for the trailing twelve months < 8.00x (default threshold). The ratio at March 31, 2010 was 7.45x.

In cooperation with the business’ lenders, the terms of Atlantic Aviation’s loan agreement were amended on February 25, 2009. The amendments provide that the business apply all excess cash flow to prepay additional debt principal whenever the leverage ratio (debt to adjusted EBITDA) is equal to or greater than 6.0x to 1.0 for the trailing twelve months and will use 50% of excess cash flow to prepay debt whenever the leverage ratio is equal to or greater than 5.5x to 1.0 and below 6.0x to 1.0. The revised terms are outlined in “Liquidity and Capital Resources”, Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on February 25, 2010. We have not had any material changes to this credit facility since February 25, 2010, our 10-K filing date.

Commitments and Contingencies

At March 31, 2010 there were no material changes in our future commitments and contingencies from December 31, 2009, except for the mandatory prepayment we expect to make under the cash sweep terms of Atlantic Aviation’s credit facility from long-term debt to current portion of long-term debt in our consolidated condensed balance sheet and the maturity of the MIC revolving credit facility on March 31, 2010.

Under the amended terms of Atlantic Aviation’s credit facility, the business will apply all excess cash flow from the business to prepay the debt principal for the foreseeable future. In the quarter ended March 31, 2010, the business used approximately $27.2 million of excess cash flow to prepay $24.7 million of the outstanding principal balance of the term loan debt and $2.5 million in interest rate swap breakage fees. Actual prepayment amounts in the periods beginning March 31, 2011 through the maturity of the facility will depend on the performance of the business.

In May 2010, Atlantic Aviation used $3.3 million of excess cash flow from the first quarter of 2010 to prepay $3.0 million of the outstanding principal balance of the term loan debt and incurred $296,000 in interest rate swap breakage fees.

See Note 9, “Long-Term Debt”, to our consolidated condensed financial statements in Part I, Item 1 of this Form 10-Q for further discussion.

At March 31, 2010, we did not have any outstanding material purchase obligations. For a discussion of our other future obligations, due by period, under the various contractual obligations, off-balance sheet arrangements and commitments, please see “Liquidity and Capital Resources — Commitments and Contingencies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on February 25, 2010. We have not had any material changes to our commitments except as discussed above.

In addition, at March 31, 2010, we did not have any material reserves for contingencies. We have other contingencies, including pending threatened legal and administrative proceedings that are not reflected at this time as they are not ascertainable.

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

Critical Accounting Estimates

For critical accounting estimates, see “Critical Accounting Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Our critical accounting estimates have not changed materially from the description contained in that Annual Report.

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

Significant intangibles, including contract rights, customer relationships, non-compete agreements and technology are amortized using the straight-line method over the estimated useful lives of the intangible asset after consideration of historical results and anticipated results based on our current plans. With respect to contract rights in our Atlantic Aviation business, we take into consideration the history of contract right renewals in determining our assessment of useful life and the corresponding amortization period.

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

We test for goodwill and indefinite-lived intangible assets when there is an indicator of impairment. Impairments of goodwill, property, equipment, land and leasehold improvements and intangible assets during 2009 relating to Atlantic Aviation is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part I, Item 2 of this quarterly report on Form 10-Q.

New Accounting Pronouncements

See Note 3, “New Accounting Pronouncements”, to our consolidated condensed financial statements in Part I, Item I of this Form 10-Q for details on new accounting pronouncements which is incorporated herein by reference.

Other Matters

The discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated condensed financial statements and the notes to those statements included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify such forward-looking statements. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Unless required by law, we can undertake no obligation to update forward-looking statements. Readers should also carefully review the risk factors set forth in other reports and documents filed from time to time with the SEC.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Our exposure to market risk has not changed materially since February 25, 2010, our 10-K filing date.

Item 4. Controls and Procedures

Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010. There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None, other than as previously disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31 2009, filed with the SEC on February 25, 2010.

Item 1A. Risk Factors

See Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31 2009, filed with the SEC on February 25, 2010.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC
Dated: May 5, 2010	By: /s/ James Hooke Name: James Hooke Title: Chief Executive Officer
Dated: May 5, 2010	By: /s/ Todd Weintraub Name: Todd Weintraub Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith.

E-1