Form 10-Q
period 2010-06-30
Macquarie Infrastructure CO LLC
filed 2010-08-04
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

There were 45,715,448 limited liability company interests without par value outstanding at August 3, 2010.

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

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED BALANCE SHEETS
($ In Thousands, Except Share Data)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,274	$27,455
Accounts receivable, less allowance for doubtful accounts of $1,481 and $1,629, respectively	50,508	47,256
Inventories	16,606	14,305
Prepaid expenses	6,218	6,688
Deferred income taxes	21,908	23,323
Other	9,559	10,839
Assets of discontinued operations held for sale	—	86,695
Total current assets	134,073	216,561
Property, equipment, land and leasehold improvements, net	569,193	580,087
Restricted cash	13,780	16,016
Equipment lease receivables	34,574	33,266
Investment in unconsolidated business	213,858	207,491
Goodwill	516,182	516,182
Intangible assets, net	733,670	751,081
Deferred financing costs, net of accumulated amortization	14,931	17,088
Other	1,915	1,449
Total assets	$2,232,176	$2,339,221
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Due to manager – related party	$2,346	$1,977
Accounts payable	41,294	44,575
Accrued expenses	18,920	17,432
Current portion of notes payable and capital leases	233	235
Current portion of long-term debt	53,153	45,900
Fair value of derivative instruments	45,792	49,573
Customer deposits	4,449	5,617
Other	8,375	9,338
Liabilities of discontinued operations held for sale	—	220,549
Total current liabilities	174,562	395,196
Notes payable and capital leases, net of current portion	1,267	1,498
Long-term debt, net of current portion	1,127,391	1,166,379
Deferred income taxes	149,078	107,840
Fair value of derivative instruments	72,268	54,794
Other	40,622	38,746
Total liabilities	1,565,188	1,764,453
Commitments and contingencies	—	—
Members’ equity:
LLC interests, no par value; 500,000,000 authorized; 45,714,368 LLC interests issued and outstanding at June 30, 2010 and 45,292,913 LLC interests issued and outstanding at December 31, 2009	964,426	959,897
Additional paid in capital	21,167	21,956
Accumulated other comprehensive loss	(33,494)	(43,232)
Accumulated deficit	(282,610)	(360,095)
Total members’ equity	669,489	578,526
Noncontrolling interests	(2,501)	(3,758)
Total equity	666,988	574,768
Total liabilities and equity	$2,232,176	$2,339,221

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
($ In Thousands, Except Share and per Share Data)

	Quarter Ended		Six Months Ended
	June 30, 2010	June 30, 2009(1)	June 30, 2010	June 30, 2009(1)
Revenue
Revenue from product sales	$125,177	$89,430	$245,195	$178,622
Revenue from product sales – utility	28,450	21,414	55,285	41,581
Service revenue	49,794	51,359	103,000	108,304
Financing and equipment lease income	1,271	1,205	2,516	2,397
Total revenue	204,692	163,408	405,996	330,904
Costs and expenses
Cost of product sales	79,887	50,645	156,941	100,411
Cost of product sales – utility	23,151	16,549	44,464	31,936
Cost of services	13,318	11,069	24,463	22,140
Selling, general and administrative	49,522	48,725	100,256	104,868
Fees to manager – related party	2,268	851	4,457	1,313
Goodwill impairment	—	53,200	—	71,200
Depreciation	7,202	9,270	14,924	22,420
Amortization of intangibles	8,740	12,532	17,411	42,797
Total operating expenses	184,088	202,841	362,916	397,085
Operating income (loss)	20,604	(39,433)	43,080	(66,181)
Other income (expense)
Interest income	4	34	20	101
Interest expense(2)	(38,974)	(2,103)	(73,661)	(35,669)
Equity in earnings and amortization charges of investee	5,774	10,028	11,367	15,477
Loss on derivative instruments	—	—	—	(25,238)
Other (expense) income, net	(496)	(186)	(448)	850
Net loss from continuing operations before income taxes	(13,088)	(31,660)	(19,642)	(110,660)
Benefit for income taxes	13,488	4,822	14,577	37,387
Net income (loss) from continuing operations	$400	$(26,838)	$(5,065)	$(73,273)
Net income (loss) from discontinued operations, net of taxes	85,212	(3,159)	81,199	(9,583)
Net income (loss)	$85,612	$(29,997)	$76,134	$(82,856)
Less: net loss attributable to noncontrolling interests	(238)	(1,039)	(1,351)	(872)
Net income (loss) attributable to MIC LLC	$85,850	$(28,958)	$77,485	$(81,984)
Basic income (loss) per share from continuing operations attributable to MIC LLC interest holders	$0.02	$(0.60)	$(0.08)	$(1.64)
Basic income (loss) per share from discontinued operations attributable to MIC LLC interest holders	1.87	(0.04)	1.79	(0.18)
Basic income (loss) per share attributable to MIC LLC interest holders	$1.89	$(0.64)	$1.71	$(1.82)
Weighted average number of shares outstanding: basic	45,467,413	44,951,176	45,381,413	44,949,942
Diluted income (loss) per share from continuing operations attributable to MIC LLC interest holders	$0.02	$(0.60)	$(0.08)	$(1.64)
Diluted income (loss) per share from discontinued operations attributable to MIC LLC interest holders	1.86	(0.04)	1.78	(0.18)
Diluted income (loss) per share attributable to MIC LLC interest holders	$1.88	$(0.64)	$1.70	$(1.82)
Weighted average number of shares outstanding: diluted	45,604,064	44,951,176	45,513,864	44,949,942

(1)	Reclassified to conform to current period presentation.
(2)	Interest expense includes non-cash losses on derivative instruments of $20.5 million and $31.7 million for the quarter and six months ended June 30, 2010, respectively. For the quarter and six months ended June 30, 2009, interest expense includes non-cash gains on derivative instruments of $20.1 million and $13.1 million, respectively.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
($ In Thousands)

	Six Months Ended
	June 30, 2010	June 30, 2009(1)
Operating activities
Net income (loss) before noncontrolling interests	$76,134	$(82,856)
Adjustments to reconcile net income (loss) to net cash provided by operating activities from continuing operations:
Net (income) loss from discontinued operations before noncontrolling interests	(81,199)	9,583
Non-cash goodwill impairment	—	71,200
Depreciation and amortization of property and equipment	18,195	25,385
Amortization of intangible assets	17,411	42,797
Equity in earnings and amortization charges of investees	(11,367)	(15,477)
Equity distributions from investees	5,000	7,000
Amortization of debt financing costs	2,256	2,514
Non-cash derivative loss	31,674	12,173
Base management fees settled in LLC interests	2,189	851
Equipment lease receivable, net	1,451	1,407
Deferred rent	145	87
Deferred taxes	(16,046)	(38,131)
Other non-cash expenses (income), net	2,112	(350)
Changes in other assets and liabilities, net of acquisitions:
Restricted cash	50	—
Accounts receivable	(4,718)	6,881
Inventories	(2,376)	1,598
Prepaid expenses and other current assets	1,299	5,394
Due to manager – related party	2,263	(3,493)
Accounts payable and accrued expenses	(1,281)	(5,213)
Income taxes payable	(406)	40
Other, net	(1,140)	(1,628)
Net cash provided by operating activities from continuing operations	41,646	39,762
Investing activities
Purchases of property and equipment	(7,315)	(11,864)
Investment in capital leased assets	(2,400)	—
Other	658	92
Net cash used in investing activities from continuing operations	(9,057)	(11,772)

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS – (continued)
(Unaudited)
($ In Thousands)

	Six Months Ended
	June 30, 2010	June 30, 2009
Financing activities
Net proceeds on line of credit facilities	$—	$3,600
Contributions received from noncontrolling interests	300	—
Distributions paid to noncontrolling interests	(1,261)	(314)
Payment of long-term debt	(31,736)	(60,620)
Change in restricted cash	2,236	(33)
Payment of notes and capital lease obligations	(164)	(94)
Net cash used in financing activities from continuing operations	(30,625)	(57,461)
Net change in cash and cash equivalents from continuing operations	1,964	(29,471)
Cash flows provided by (used in) discontinued operations:
Net cash used in operating activities	(12,703)	(2,909)
Net cash provided by (used in) in investing activities	134,356	(312)
Net cash (used in) provided by financing activities	(124,183)	2,513
Cash used in discontinued operations(2)	(2,530)	(708)
Change in cash of discontinued operations held for sale(2)	2,385	(945)
Net change in cash and cash equivalents	1,819	(31,124)
Cash and cash equivalents, beginning of period	27,455	66,054
Cash and cash equivalents, end of period – continuing operations	$29,274	$34,930
Supplemental disclosures of cash flow information for continuing operations:
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$1,092	$1,238
Issuance of LLC interests to manager for base management fees	$4,083	$851
Issuance of LLC interests to independent directors	$446	$450
Taxes paid	$1,508	$508
Interest paid	$40,015	$46,946

(1)	Reclassified to conform to current period presentation.
(2)	Cash of discontinued operations held for sale is reported in assets of discontinued operations held for sale in the accompanying consolidated condensed balance sheets. The cash used in discontinued operations is different than the change in cash of discontinued operations held for sale due to intercompany transactions that are eliminated in consolidation.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Description of Business

Macquarie Infrastructure Company LLC, a Delaware limited liability company, was formed on April 13, 2004. Macquarie Infrastructure Company LLC, both on an individual entity basis and together with its consolidated subsidiaries, is referred to in these financial statements as the “Company” or “MIC”. The Company owns, operates and invests in a diversified group of infrastructure businesses in the United States. Macquarie Infrastructure Management (USA) Inc. is the Company’s manager and is referred to in these financial statements as the Manager. The Manager is a wholly-owned subsidiary within the Macquarie Group of companies, which is comprised of Macquarie Group Limited and its subsidiaries and affiliates worldwide. Macquarie Group Limited is headquartered in Australia and is listed on the Australian Stock Exchange.

The Company is an operating entity with a Board of Directors and other corporate governance responsibilities generally consistent with those of a Delaware corporation.

The Company owns its businesses through its wholly-owned subsidiary, Macquarie Infrastructure Company Inc., or MIC Inc. The Company’s businesses operate predominantly in the United States and consist of the following:

The Energy-Related Businesses:

(i)	a 50% interest in a bulk liquid storage terminal business (“International Matex Tank Terminals” or “IMTT”), which provides bulk liquid storage and handling services at ten marine terminals in the United States and two in Canada and is one of the largest participants in this industry in the U.S., based on storage capacity;
(ii)	a gas production and distribution business (“The Gas Company”), which is a full-service gas energy company, making gas products and services available in Hawaii; and
(iii)	a 50.01% controlling interest in a district energy business (“District Energy”), which operates the largest district cooling system in the U.S., serving various customers in Chicago, Illinois and Las Vegas, Nevada.

Atlantic Aviation — an airport services business providing products and services, including fuel and aircraft hangaring/parking, to owners and operators of private jets at 68 airports and one heliport in the U.S.

2. Basis of Presentation

The unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of consolidated condensed financial statements in conformity with GAAP requires estimates and assumptions. Management evaluates these estimates and assumptions on an ongoing basis. Actual results may differ from the estimates and assumptions used in the financial statements and notes. Operating results for the quarter and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

3. New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board, or FASB, issued ASC 825-10-65 Financial Instruments, which is effective for interim reporting periods ending after June 15, 2009. This guidance requires disclosures about the fair value of financial instruments for interim reporting periods in addition to the current requirement to make disclosure in annual financial statements. This guidance also requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments and description of changes in the methods and significant assumptions. The Company adopted this guidance during the second quarter of 2009. Since this guidance requires only additional disclosures, the adoption did not have a material impact on the Company’s financial results of operations and financial condition.

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and variable rate senior debt, are carried at cost, which approximates their fair value because of either the short-term maturity, or variable or competitive interest rates assigned to these financial instruments.

4. Income (Loss) Per Share

Following is a reconciliation of the basic and diluted number of shares used in computing income (loss) per share:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average number of shares outstanding: basic	45,467,413	44,951,176	45,381,413	44,949,942
Dilutive effect of restricted stock unit grants	136,651	—	132,451	—
Weighted average number of shares outstanding: diluted	45,604,064	44,951,176	45,513,864	44,949,942

The effect of potentially dilutive shares for the quarter and six months ended June 30, 2010 is calculated assuming that the 31,989 restricted stock unit grants provided to the independent directors on June 3, 2010 and the 128,205 restricted stock unit grants provided to the independent directors on June 4, 2009 had been fully converted to shares on those dates. However, the restricted stock unit grants were anti-dilutive for the quarter and six months ended June 30, 2009, due to the Company’s net loss for those periods.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

5. Discontinued Operations

On June 2, 2010, the Company concluded the sale in bankruptcy of an airport parking business (“Parking Company of America Airports” or “PCAA”) resulting in a pre-tax gain of $130.3 million, of which $76.5 million related to the forgiveness of debt, and the elimination of $201.0 million of current debt from liabilities from the Company’s consolidated condensed balance sheet. As a part of the bankruptcy sale process, substantially all of the cash proceeds were used to pay the creditors of this business and were not paid to the Company. The Company received $602,000 from the PCAA bankruptcy estate for expenses paid on behalf of PCAA during its operations.

As a result of the approval of the sale of PCAA's assets in bankruptcy and the expected dissolution of PCAA during 2010, the Company has reduced its valuation allowance on the realization of a portion of the deferred tax assets attributable to its basis in PCAA and its consolidated federal net operating losses. The change in the valuation allowance recorded in discontinued operations was $10.0 million.

The results of operations from this business, for all periods presented, and the gain from the bankruptcy sale are separately reported as a discontinued operations in the Company’s consolidated condensed financial statements. This business is no longer a reportable segment. The assets and liabilities of the business being sold are included in assets of discontinued operations held for sale and liabilities of discontinued operations held for sale on the Company’s consolidated condensed balance sheet at December 31, 2009.

The following is a summary of the assets and liabilities of discontinued operations held for sale related to PCAA at December 31, 2009:

December 31, 2009
($ in Thousands)
Assets
Total current assets	$7,676
Property, equipment, land and leasehold improvements, net	77,524
Other non-current assets	1,495
Total assets	$86,695
Liabilities
Current portion of long-term debt	$200,999
Other current liabilities	10,761
Total current liabilities	211,760
Other non-current liabilities	8,789
Total liabilities	220,549
Noncontrolling interests	(1,863)
Total liabilities and noncontrolling interests	$218,686

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

5. Discontinued Operations  – (continued)

Summarized financial information for discontinued operations related to PCAA for the quarters and six months ended June 30, 2010 and 2009 are as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	($ in Thousands, Except Share Data)
Service revenue	$12,319	$17,439	$28,826	$34,046
Gain on sale of assets through bankruptcy (pre-tax)	130,260	—	130,260	—
Net income (loss) from discontinued operations before income taxes	$135,726	$(4,026)	$132,709	$(13,544)
(Provision) benefit for income taxes	(50,514)	867	(51,510)	3,961
Net income (loss) from discontinued operations	85,212	(3,159)	81,199	(9,583)
Less: net income (loss) attributable to noncontrolling interests	302	(1,213)	136	(1,213)
Net income (loss) from discontinued operations attributable to MIC LLC	$84,910	$(1,946)	$81,063	$(8,370)
Basic income (loss) per share from discontinued operations attributable to MIC LLC interest holders	$1.87	$(0.04)	$1.79	$(0.18)
Weighted average number of shares outstanding at the Company level: basic	45,467,413	44,951,176	45,381,413	44,949,942
Diluted income (loss) per share from discontinued operations attributable to MIC LLC interest holders	$1.86	$(0.04)	$1.78	$(0.18)
Weighted average number of shares outstanding at the Company level: diluted	45,604,064	44,951,176	45,513,864	44,949,942

6. Property, Equipment, Land and Leasehold Improvements

Property, equipment, land and leasehold improvements at June 30, 2010 and December 31, 2009 consist of the following ($ in thousands):

	June 30, 2010	December 31, 2009
Land	$4,618	$4,618
Easements	5,624	5,624
Buildings	24,796	24,789
Leasehold and land improvements	317,512	312,881
Machinery and equipment	332,064	330,226
Furniture and fixtures	9,441	9,395
Construction in progress	16,394	16,519
Property held for future use	1,561	1,561
	712,010	705,613
Less: accumulated depreciation	(142,817)	(125,526)
Property, equipment, land and leasehold improvements, net(1)	$569,193	$580,087

(1)	Includes $302,000 of capitalized interest for the six months ended June 30, 2010 and $1.3 million for the year ended December 31, 2009.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

6. Property, Equipment, Land and Leasehold Improvements  – (continued)

The Company recognized non-cash impairment charges of $2.2 million and $7.5 million during the quarter and six months ended June 30, 2009, respectively, primarily relating to leasehold and land improvements; buildings; machinery and equipment; and furniture and fixtures at Atlantic Aviation. These charges are recorded in depreciation expense in the consolidated condensed statements of operations. There was no impairment charge in the first six months of 2010.

7. Intangible Assets

Intangible assets at June 30, 2010 and December 31, 2009 consist of the following ($ in thousands):

	Weighted Average Life (Years)	June 30, 2010	December 31, 2009
Contractual arrangements	31.1	$774,309	$774,309
Non-compete agreements	2.5	9,515	9,515
Customer relationships	10.6	78,596	78,596
Leasehold rights	12.5	3,331	3,331
Trade names	Indefinite	15,401	15,401
Technology	5.0	460	460
		881,612	881,612
Less: accumulated amortization		(147,942)	(130,531)
Intangible assets, net		$733,670	$751,081

As a result of a decline in the performance of certain asset groups during the quarter and six months ended June 30, 2009, the Company evaluated such asset groups for impairment and determined that the asset groups were impaired. The Company estimated the fair value of each of the impaired asset groups using the discounted cash flow model. Accordingly, the Company recognized non-cash impairment charges of $2.9 million and $23.3 million related to contractual arrangements at Atlantic Aviation during the quarter and six months ended June 30, 2009, respectively. These charges are recorded in amortization of intangibles in the consolidated condensed statement of operations. There was no impairment charge in the first six months of 2010.

The goodwill balance as of June 30, 2010 and December 31, 2009 is comprised of the following ($ in thousands):

Goodwill acquired in business combinations, net of disposals	$639,382
Less: accumulated impairment charges	(123,200)
Balance at June 30, 2010 and December 31, 2009	$516,182

The Company tests for goodwill impairment at the reporting unit level on an annual basis and between annual tests if a triggering event indicates impairment. The decline in the Company’s stock price over the latter part of 2008 and the first half of 2009 caused the book value of the Company to exceed its market capitalization. In addition to its annual goodwill impairment testing conducted routinely on October 1st of each year, the Company performed goodwill impairment testing during the quarter and six months ended June 30, 2009 due to the triggering event of the Company’s stock price decline. Based on the testing performed, the Company recorded goodwill impairment charges of $53.2 million and $71.2 million at Atlantic Aviation during the quarter and six months ended June 30, 2009, respectively, which is included in the accumulated impairment charges in the above table. There was no goodwill impairment charge in the first six months of 2010.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

8. Nonfinancial Assets Measured at Fair Value

The following major categories of nonfinancial assets at the impaired asset groups were written down to fair value during the quarter and six months ended June 30, 2009 at Atlantic Aviation ($ in thousands):

		Total Losses
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)(1)	Quarter Ended June 30, 2009	Six Months Ended June 30, 2009

Property, equipment, land and leasehold improvements, net	$5,122	$2,200	$7,521
Intangible assets	14,430	2,962	23,326
Goodwill	377,343	53,200	71,200
Total	$396,895	$58,362	$102,047

(1)	At June 30, 2009, there were no nonfinancial assets measured at fair value using quoted prices in active markets for identical assets (“level 1”) or significant other observable inputs (“level 2”).

The Company estimated the fair value of each of the impaired asset groups using discounted cash flows. Property, equipment, land and leasehold improvements for Atlantic Aviation with a carrying value of $12.6 million were written down to fair value of $5.1 million during the six months ended June 30, 2009. The non-cash impairment charge of $7.5 million was recorded in depreciation expense in the consolidated condensed statement of operations for the six months ended June 30, 2009. There was no impairment charge in the first six months of 2010.

Additionally, intangible assets at Atlantic Aviation with a carrying value of $37.7 million were written down to their fair value of $14.4 million during the six months ended June 30, 2009. The non-cash impairment charge of $23.3 million was recorded in amortization of intangibles expense in the consolidated condensed statement of operations. There was no impairment charge in the first six months of 2010.

As discussed in Note 7, “Intangible Assets”, the Company performed goodwill impairment analyses during the quarter and six months ended June 30, 2009. As a result of these analyses, goodwill at Atlantic Aviation with a carrying value of $448.5 million was written down to its implied fair value of $377.3 million resulting in a non-cash impairment charge of $71.2 million. This non-cash impairment charge was included in goodwill impairment in the consolidated condensed statement of operations. There was no goodwill impairment charge in the first six months of 2010.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

8. Nonfinancial Assets Measured at Fair Value  – (continued)

•	a small company risk premium based on historical data provided by Ibbotsons; and
•	a specific company risk premium based on the uncertainty in the market conditions during the six months ended June 30, 2009.

The terminal value was based on observed earnings before interest, taxes, depreciation and amortization, or EBITDA, and multiples historically paid in transactions for comparable businesses.

9. Long-Term Debt

At June 30, 2010 and December 31, 2009, the Company’s consolidated long-term debt consisted of the following ($ in thousands):

	June 30, 2010	December 31, 2009
The Gas Company	$179,000	$179,000
District Energy	170,000	170,000
Atlantic Aviation	831,544	863,279
Total	1,180,544	1,212,279
Less: current portion	(53,153)	(45,900)
Long-term portion	$1,127,391	$1,166,379

Until March 31, 2010, MIC Inc. had a revolving credit facility with various financial institutions. The facility was repaid in full in December 2009 and no amounts were outstanding under the revolving credit facility as of December 31, 2009 or at the facility’s maturity on March 31, 2010.

On February 25, 2009, Atlantic Aviation amended its credit facility to provide the business additional financial flexibility over the near and medium term. Under the amended terms, the business will apply all excess cash flow from the business to prepay additional debt whenever the leverage ratio (debt to adjusted EBITDA) is equal to or greater than 6.0x to 1.0 for the trailing twelve months and will use 50% of excess cash flow to prepay debt whenever the leverage ratio is equal to or greater than 5.5x to 1.0 and below 6.0x to 1.0. For the quarter and six months ended June 30, 2010, Atlantic Aviation used $7.7 million and $34.9 million, respectively, of excess cash flow to prepay $7.0 million and $31.7 million, respectively, of the outstanding principal balance of the term loan debt under the facility and $695,000 and $3.2 million, respectively, in interest rate swap breakage fees. The Company has classified $53.2 million relating to Atlantic Aviation’s debt in current portion of long-term debt in the consolidated condensed balance sheet at June 30, 2010, as it expects to repay this amount within one year.

In August 2010, Atlantic Aviation used $9.9 million of excess cash flow to prepay $9.0 million of the outstanding principal balance of the term loan debt under this facility and incurred $935,000 in interest rate swap breakage fees.

10. Derivative Instruments and Hedging Activities

The Company and its businesses have in place variable-rate debt. Management believes that it is prudent to limit the variability of a portion of the business’ interest payments. To meet this objective, the Company enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk on a majority of its debt with a variable-rate component.

At June 30, 2010, the Company had $1.2 billion of current and long-term debt, $1.1 billion of which was economically hedged with interest rate swaps and $83.9 million of which was unhedged.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Derivative Instruments and Hedging Activities  – (continued)

As discussed in Note 9, “Long-Term Debt”, Atlantic Aviation applies its excess cash flow to prepay debt. As a result, $4.9 million and $11.1 million of accumulated other comprehensive loss in the consolidated condensed balance sheet related to Atlantic Aviation’s derivative instruments were reclassified to interest expense in the consolidated condensed statement of operations for the quarter and six months ended June 30, 2010, respectively. Atlantic Aviation expects to record further reclassifications from accumulated other comprehensive loss to interest expense as the business continues to pay down its debt.

In March 2009, Atlantic Aviation, The Gas Company and District Energy entered into interest rate basis swap contracts that expired on March 31, 2010. These contracts effectively changed the interest rate index on each business’ existing swap contracts from the 90-day LIBOR rate to the 30-day LIBOR rate plus a margin of 19.50 basis points for Atlantic Aviation and 24.75 basis points for The Gas Company and District Energy. This transaction, adjusted for the prepayments of outstanding principal on the term loan debt at Atlantic Aviation, resulted in $580,000 and $1.8 million lower interest expense for these businesses for the quarter ended March 31, 2010 and the year ended December 31, 2009, respectively.

Effective February 25, 2009 for Atlantic Aviation and effective April 1, 2009 for the Company’s other businesses, the Company elected to discontinue hedge accounting. In prior periods, when the Company applied hedge accounting, changes in the fair value of derivatives that effectively offset the variability of cash flows on the Company’s debt interest obligations were recorded in other comprehensive income or loss. From the dates that hedge accounting was discontinued, all movements in the fair value of the interest rate swaps are recorded directly through earnings. As interest payments are made, a portion of the other comprehensive loss recorded under hedge accounting is also reclassified into earnings. The Company will reclassify into earnings $56.9 million of net derivative losses, included in accumulated other comprehensive loss as of June 30, 2010 over the remaining life of the existing interest rate swaps, of which approximately $24.1 million will be reclassified over the next 12 months.

The Company measures derivative instruments at fair value using the income approach which discounts the future net cash settlements expected under the derivative contracts to a present value. These valuations utilize primarily observable (“level 2”) inputs, including contractual terms, interest rates and yield curves observable at commonly quoted intervals.

The Company’s fair value measurements of its derivative instruments and the related location of the liabilities associated with the hedging instruments within the consolidated condensed balance sheets at June 30, 2010 and December 31, 2009 were as follows:

	Liabilities at Fair Value(1)
	Interest Rate Swap Contracts Not Designated as Hedging Instruments
Balance Sheet Location	June 30, 2010	December 31, 2009
	($ In Thousands)
Fair value of derivative instruments – current liabilities	$(45,792)	$(49,573)
Fair value of derivative instruments – non-current liabilities	(72,268)	(54,794)
Total interest rate derivative contracts	$(118,060)	$(104,367)

(1)	Fair value measurements at reporting date were made using significant other observable inputs (“level 2”).

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Derivative Instruments and Hedging Activities  – (continued)

The Company’s hedging activities for the quarter and six months ended June 30, 2010 and 2009 and the related location within the consolidated condensed financial statements were as follows:

	Derivatives Not Designated as Hedging Instruments(1)
	Amount of (Loss) Gain Recognized in Interest Expense for the Quarter Ended June 30,
Financial Statement Account	2010(2)	2009(3)
	($ In Thousands)
Interest expense	$(36,008)	$5,395
Total	$(36,008)	$5,395

(1)	All derivatives are interest rate swap contracts.
(2)	Loss recognized in interest expense for the quarter ended June 30, 2010 includes $14.7 million in interest rate swap payments, $695,000 in interest rate swap breakage fees and $20.6 million in unrealized derivative losses arising from:
•	the change in fair value of interest rate swaps from the discontinuation of hedge accounting; and
•	the reclassification of amounts from accumulated other comprehensive loss into earnings, as Atlantic Aviation pays down its debt more quickly than anticipated.
(3)	Gain recognized in interest expense for the quarter ended June 30, 2009 includes $20.1 million in unrealized derivative gains, offset by $13.1 million in interest rate swap payments and $1.6 million in interest rate swap breakage fees.

	Derivatives Designated as Hedging Instruments(1)						Derivatives Not Designated as Hedging Instruments(1)
	Amount of Gain Recognized in OCI on Derivatives (Effective Portion) for the Six Months Ended June 30,		Amount of Loss Reclassified from OCI into Income (Effective Portion) for the Six Months Ended June 30,		Amount of Loss Recognized in Loss on Derivative Instruments (Ineffective Portion) for the Six Months Ended June 30,		Amount of Loss Recognized in Interest Expense for the Six Months Ended June 30,
Financial Statement Account	2010	2009	2010	2009(2)	2010	2009	2010(3)	2009(4)
	($ In Thousands)
Interest expense	$—	$—	$—	$(15,691)	$—	$—	$(63,142)	$(1,592)
Loss on derivative instruments	—	—	—	(25,154)	—	(84)	—	—
Accumulated other comprehensive loss	—	2,848	—	—	—	—	—	—
Total	$—	$2,848	$—	$(40,845)	$—	$(84)	$(63,142)	$(1,592)

(1)	All derivatives are interest rate swap contracts.
(2)	Includes $22.7 million of accumulated other comprehensive losses reclassified into earnings (loss on derivative instruments) resulting from the $44.6 million repayment of debt principal at Atlantic Aviation in the first quarter of 2009. Interest expense represents cash interest paid on derivative instruments, of which $5.2 million is related to the payment of interest rate swap breakage fees in the first quarter of 2009.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Derivative Instruments and Hedging Activities  – (continued)

(3)	Loss recognized in interest expense for the six months ended June 30, 2010 includes $28.2 million in interest rate swap payments, $3.2 million in interest rate swap breakage fees and $31.7 million in unrealized derivative losses arising from:
•	the change in fair value of interest rate swaps from the discontinuation of hedge accounting; and
•	the reclassification of amounts from accumulated other comprehensive loss into earnings, as Atlantic Aviation pays down its debt more quickly than anticipated.
(4)	Loss recognized in interest expense for the six months ended June 30, 2009 includes $13.1 million in interest rate swap payments and $1.6 million in interest swap breakage fees, offset by $13.1 million in unrealized derivative gains.

All of the Company’s derivative instruments are collateralized by all of the assets of the respective businesses.

11. Comprehensive Income (Loss)

Other comprehensive income (loss) includes primarily the change in fair value of derivative instruments which qualified for hedge accounting until the dates that hedge accounting was discontinued, as discussed in Note 10, “Derivative Instruments and Hedging Activities”.

The difference between net income (loss) and comprehensive income (loss) for the quarter and six months ended June 30, 2010 and 2009 was as follows ($ in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income (loss) attributable to MIC LLC	$85,850	$(28,958)	$77,485	$(81,984)
Unrealized gain in fair value of derivatives, net of taxes	—	—	—	1,498
Reclassification of realized losses into earnings, net of taxes	4,390	8,673	9,738	34,663
Comprehensive income (loss)	$90,240	$(20,285)	$87,223	$(45,823)

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

	Quarter Ended, and as of, June 30,		Six Months Ended, and as of, June 30,
	2010	2009	2010	2009
Revenue	$158,235	$81,974	$265,273	$168,777
Net income	$14,222	$22,423	$27,465	$35,686
Interest expense (income), net	25,774	(17,671)	37,899	(10,610)
Provision for income taxes	10,750	14,959	20,356	23,898
Depreciation and amortization expense	14,916	13,454	29,534	26,278
Unrealized gains on derivative instruments	—	—	—	(3,306)
Other non-cash expense (income)	12	157	245	(669)
EBITDA excluding non-cash items (1)	$65,674	$33,322	$115,499	$71,277

Capital expenditures paid	$17,741	$41,482	$37,171	$81,424
Property, equipment, land and leasehold improvements, net	993,427	953,907	993,427	953,907
Total assets balance	1,127,169	1,041,219	1,127,169	1,041,219

(1)	EBITDA consists of earnings before interest, taxes, depreciation and amortization. Non-cash items that are excluded consist of impairments, derivative gains and losses and all other non-cash income and expense items.

All of the business segments are managed separately and management has chosen to organize the Company around the distinct products and services offered.

Energy-Related Businesses

IMTT provides bulk liquid storage and handling services in North America through ten terminals located on the East, West and Gulf Coasts, the Great Lakes region of the United States and partially owned terminals in Quebec and Newfoundland, Canada. IMTT derives the majority of its revenue from storage and handling of petroleum products, various chemicals, renewable fuels, and vegetable and animal oils. Based on storage capacity, IMTT operates one of the largest third-party bulk liquid storage terminal businesses in the United States.

The revenue from The Gas Company segment is included in revenue from product sales. Revenue is generated from the distribution and sales of synthetic natural gas, or SNG, and liquefied petroleum gas, or LPG. Revenue is primarily a function of the volume of SNG and LPG consumed by customers and the price per thermal unit or gallon charged to customers. Because both SNG and LPG are derived from petroleum, revenue levels, without organic growth, will generally track global oil prices. The utility revenue of The Gas Company reflects fuel adjustment charges, or FACs, through which changes in fuel costs are passed through to customers.

The revenue from the District Energy segment is included in service revenue and financing and equipment lease income. Included in service revenue is capacity revenue, which relates to monthly fixed contract charges, and consumption revenue, which relates to contractual rates applied to actual usage. Financing and equipment lease income relates to direct financing lease transactions and equipment leases to the business’ various customers. District Energy provides its services to buildings primarily in the downtown Chicago, Illinois area and to a casino and a shopping mall located in Las Vegas, Nevada.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

13. Reportable Segments  – (continued)

Atlantic Aviation

The Atlantic Aviation segment derives the majority of its revenues from fuel sales and from other airport services, including de-icing, aircraft hangarage and other aviation services. All of the revenue of Atlantic Aviation is generated in the United States at 68 airports and one heliport.

Selected information by segment is presented in the following tables. The tables do not include financial data for the Company’s equity investment in IMTT.

Revenue from external customers for the Company’s consolidated reportable segments was as follows
($ in thousands) (unaudited):

	Quarter Ended June 30, 2010
	Energy-related Businesses
	The Gas Company	District Energy	Atlantic Aviation	Total
Revenue from Product Sales
Product sales	$24,236	$—	$100,941	$125,177
Product sales – utility	28,450	—	—	28,450
	52,686	—	100,941	153,627
Service Revenue
Other services	—	803	36,552	37,355
Cooling capacity revenue	—	5,295	—	5,295
Cooling consumption revenue	—	7,144	—	7,144
	—	13,242	36,552	49,794
Financing and Lease Income
Financing and equipment lease	—	1,271	—	1,271
	—	1,271	—	1,271
Total Revenue	$52,686	$14,513	$137,493	$204,692

	Quarter Ended June 30, 2009
	Energy-related Businesses
	The Gas Company	District Energy	Atlantic Aviation	Total
Revenue from Product Sales
Product sales	$18,390	$—	$71,040	$89,430
Product sales – utility	21,414	—	—	21,414
	39,804	—	71,040	110,844
Service Revenue
Other services	—	743	40,004	40,747
Cooling capacity revenue	—	5,110	—	5,110
Cooling consumption revenue	—	5,502	—	5,502
	—	11,355	40,004	51,359
Financing and Lease Income
Financing and equipment lease	—	1,205	—	1,205
	—	1,205	—	1,205
Total Revenue	$39,804	$12,560	$111,044	$163,408

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

13. Reportable Segments  – (continued)

	Six Months Ended June 30, 2010
	Energy-related Businesses
	The Gas Company	District Energy	Atlantic Aviation	Total
Revenue from Product Sales
Product sales	$49,546	$—	$195,649	$245,195
Product sales – utility	55,285	—	—	55,285
	104,831	—	195,649	300,480
Service Revenue
Other services	—	1,667	81,893	83,560
Cooling capacity revenue	—	10,533	—	10,533
Cooling consumption revenue	—	8,907	—	8,907
	—	21,107	81,893	103,000
Financing and Lease Income
Financing and equipment lease	—	2,516	—	2,516
	—	2,516	—	2,516
Total Revenue	$104,831	$23,623	$277,542	$405,996

	Six Months Ended June 30, 2009
	Energy-related Businesses
	The Gas Company	District Energy	Atlantic Aviation	Total
Revenue from Product Sales
Product sales	$39,465	$—	$139,157	$178,622
Product sales – utility	41,581	—	—	41,581
	81,046	—	139,157	220,203
Service Revenue
Other services	—	1,499	89,068	90,567
Cooling capacity revenue	—	10,007	—	10,007
Cooling consumption revenue	—	7,730	—	7,730
	—	19,236	89,068	108,304
Financing and Lease Income
Financing and equipment lease	—	2,397	—	2,397
	—	2,397	—	2,397
Total Revenue	$81,046	$21,633	$228,225	$330,904

In accordance with FASB ASC 280 Segment Reporting, the Company has disclosed earnings before interest, taxes, depreciation and amortization (EBITDA) excluding non-cash items as a key performance metric relied on by management in the evaluation of the Company’s performance. Non-cash items include impairments, derivative gains and losses and adjustments for other non-cash items reflected in the statements of operations. The Company believes EBITDA excluding non-cash items provides additional insight into the performance of the operating businesses relative to each other and similar businesses without regard to their capital structure, and their ability to service or reduce debt, fund capital expenditures and/or support distributions to the holding company. EBITDA excluding non-cash items is reconciled to net income or loss.

During the quarter and six months ended June 30, 2009, the Company disclosed EBITDA excluding only non-cash gains (losses) on derivative instruments. The following tables, reflecting results of operations for the consolidated group and for each of the businesses for the quarter and six months ended June 30, 2009, have been conformed to current periods’ presentation reflecting EBITDA excluding all non-cash items.

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

	Quarter Ended June 30, 2010
	Energy-related Businesses		Atlantic Aviation	Total Reportable Segments
	The Gas Company	District Energy
Net income (loss)	$1,212	$(2,705)	$(8,538)	$(10,031)
Interest expense, net	5,926	7,976	26,688	40,590
Benefit (provision) for income taxes	780	(1,767)	(5,764)	(6,751)
Depreciation	1,511	1,636	5,691	8,838
Amortization of intangibles	205	341	8,194	8,740
Other non-cash expense	531	232	558	1,321
EBITDA excluding non-cash items	$10,165	$5,713	$26,829	$42,707

	Quarter Ended June 30, 2009
	Energy-related Businesses		Atlantic Aviation(1)	Total Reportable Segments
	The Gas Company	District Energy
Net income (loss)	$4,518	$3,514	$(30,876)	$(22,844)
Interest (income) expense, net	(1,249)	(2,728)	4,936	959
Benefit (provision) for income taxes	2,908	2,296	(20,844)	(15,640)
Depreciation	1,520	1,502	7,750	10,772
Amortization of intangibles	212	341	11,979	12,532
Goodwill impairment	—	—	53,200	53,200
Other non-cash expense (income)	564	172	(430)	306
EBITDA excluding non-cash items	$8,473	$5,097	$25,715	$39,285

(1)	Includes non-cash impairment charges of $58.3 million recorded during the second quarter of 2009, consisting of $53.2 million related to goodwill, $2.9 million related to intangible assets (in amortization of intangibles) and $2.2 million related to property, equipment, land and leasehold improvements (in depreciation).

	Six Months Ended June 30, 2010
	Energy-related Businesses		Atlantic Aviation	Total Reportable Segments
	The Gas Company	District Energy
Net income (loss)	$3,466	$(5,336)	$(11,927)	$(13,797)
Interest expense, net	10,733	14,004	48,674	73,411
Benefit (provision) for income taxes	2,231	(3,487)	(8,051)	(9,307)
Depreciation	3,023	3,271	11,901	18,195
Amortization of intangibles	411	678	16,322	17,411
Other non-cash expense	1,065	387	605	2,057
EBITDA excluding non-cash items	$20,929	$9,517	$57,524	$87,970

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

13. Reportable Segments  – (continued)

	Six Months Ended June 30, 2009
	Energy-related Businesses		Atlantic Aviation(1)	Total Reportable Segments
	The Gas Company	District Energy
Net income (loss)	$7,633	$1,868	$(80,482)	$(70,981)
Interest expense, net	1,368	227	31,440	33,035
Benefit (provision) for income taxes	4,913	1,221	(54,330)	(48,196)
Depreciation	2,996	2,965	19,424	25,385
Amortization of intangibles	426	678	41,693	42,797
Goodwill impairment	—	—	71,200	71,200
Loss on derivative instruments	327	1,378	23,331	25,036
Other non-cash expense (income)	1,015	276	(367)	924
EBITDA excluding non-cash items	$18,678	$8,613	$51,909	$79,200

(1)	Includes non-cash impairment charges of $102.0 million recorded during the first six months of 2009, consisting of $71.2 million related to goodwill, $23.3 million related to intangible assets (in amortization of intangibles) and $7.5 million related to property, equipment, land and leasehold improvements (in depreciation).

Reconciliations of consolidated reportable segments’ EBITDA excluding non-cash items to consolidated net loss from continuing operations before income taxes are as follows ($ in thousands) (unaudited):

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total reportable segments EBITDA excluding non-cash items	$42,707	$39,285	$87,970	$79,200
Interest income	4	34	20	101
Interest expense	(38,974)	(2,103)	(73,661)	(35,669)
Depreciation(1)	(8,838)	(10,772)	(18,195)	(25,385)
Amortization of intangibles(2)	(8,740)	(12,532)	(17,411)	(42,797)
Selling, general and administrative – corporate	(1,628)	(1,417)	(3,608)	(4,348)
Fees to manager	(2,268)	(851)	(4,457)	(1,313)
Equity in earnings and amortization charges of investees	5,774	10,028	11,367	15,477
Goodwill impairment	—	(53,200)	—	(71,200)
Loss on derivative instruments	—	—	—	(25,238)
Other (expense) income, net	(1,125)	(132)	(1,667)	512
Total consolidated net loss from continuing operations before income taxes	$(13,088)	$(31,660)	$(19,642)	$(110,660)

(1)	Depreciation includes depreciation expense for District Energy, which is reported in cost of services in the consolidated condensed statement of operations. Depreciation also includes a non-cash impairment charges of $2.2 million and $7.5 million for the quarter and six months ended June 30, 2009, respectively, recorded by Atlantic Aviation.
(2)	Includes a non-cash impairment charges of $2.9 million and $23.3 million for contractual arrangements recorded during the quarter and six months ended June 30, 2009, respectively, at Atlantic Aviation.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

13. Reportable Segments  – (continued)

Capital expenditures for the Company’s reportable segments were as follows ($ in thousands) (unaudited):

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
The Gas Company	$1,555	$1,716	$3,886	$3,581
District Energy	500	1,784	846	3,403
Atlantic Aviation	1,247	1,635	2,583	4,880
Total	$3,302	$5,135	$7,315	$11,864

Property, equipment, land and leasehold improvements, goodwill and total assets for the Company’s reportable segments as of June 30 were as follows ($ in thousands) (unaudited):

	Property, Equipment, Land and Leasehold Improvements		Goodwill		Total Assets
	2010	2009(1)	2010(2)	2009(2)	2010	2009
The Gas Company	$143,641	$143,251	$120,193	$120,193	$352,623	$336,565
District Energy	148,882	146,837	18,646	18,646	231,081	228,510
Atlantic Aviation	276,670	289,275	377,343	377,343	1,452,519	1,505,430
Total	$569,193	$579,363	$516,182	$516,182	$2,036,223	$2,070,505

(1)	Includes a non-cash impairment charge of $7.5 million recorded during the six months ended June 30, 2009 at Atlantic Aviation.
(2)	Non-cash goodwill impairment charges of $71.2 million recorded during the six months ended June 30, 2009 at Atlantic Aviation.

Reconciliation of reportable segments’ total assets to consolidated total assets ($ in thousands) (unaudited):

	As of June 30,
	2010	2009

Total assets of reportable segments	$2,036,223	$2,070,505
Investment in IMTT	213,858	200,408
Assets of discontinued operations held for sale	—	95,148
Corporate and other	(17,905)	(8,699)
Total consolidated assets	$2,232,176	$2,357,362

14. Related Party Transactions

Management Services Agreement with Macquarie Infrastructure Management (USA) Inc. (the Manager)

As of June 30, 2010, the Manager held 3,797,557 LLC interests of the Company, which were acquired concurrently with the closing of the initial public offering in December 2004 and by reinvesting base management and performance fees in the Company. In addition, the Macquarie Group held LLC interests acquired in open market purchases.

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

In accordance with the Management Agreement, the Manager is entitled to a quarterly base management fee based primarily on the Company’s market capitalization, and a performance fee, based on the performance of the Company’s stock relative to a U.S. utilities index. For the six months ended June 30, 2010 and 2009, the Company incurred base management fees of $4.5 million and $1.3 million, respectively. The unpaid portion of the fees at the end of each reporting period is included in due to manager-related party in the consolidated condensed balance sheets. The Manager elected to reinvest the base management fee of $2.2 million for the first quarter of 2010 in LLC interests and the Company issued 155,375 LLC interests to the Manager during the second quarter of 2010. The base management fee of $2.3 million for the second quarter of 2010 will be paid in cash during the third quarter of 2010.

The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries and investments, income taxes, audit and legal fees, acquisitions and dispositions and its compliance with applicable laws and regulations. During the six months ended June 30, 2010 and 2009, the Manager charged the Company $169,000 and $136,000, respectively, for reimbursement of out-of-pocket expenses. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in due to manager-related party in the consolidated condensed balance sheet.

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

Six Months Ended June 30, 2010

Strategic review of alternatives available to the Company – advisory services from MCUSA	$500

Long-Term Debt

Until March 31, 2010, the Company had a revolving credit facility provided by various financial institutions, including entities within the Macquarie Group. The facility was repaid in full during 2009 and no amounts were outstanding under the revolving credit facility as of December 31, 2009 or at the facility’s

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

14. Related Party Transactions  – (continued)

maturity on March 31, 2010. Amounts relating to the Macquarie Group’s portion of this revolving credit facility comprised of the following ($ in thousands):

Six Months Ended June 30, 2010

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

Derivative Instruments and Hedging Activities

The Company has derivative instruments in place to fix the interest rate on certain outstanding variable-rate term loan facilities. MBL has provided interest rate swaps for Atlantic Aviation and The Gas Company. At June 30, 2010, Atlantic Aviation had $786.6 million of its variable-rate term loans hedged, of which MBL provided the interest rate swaps for a notional amount of $278.8 million. The remainder of the swaps are from an unrelated third party. During the six months ended June 30, 2010, Atlantic Aviation made net payments to MBL of $7.0 million in relation to these swaps.

As discussed in Note 9, “Long-Term Debt”, for the six months ended June 30, 2010, Atlantic Aviation paid $3.2 million in interest rate swap breakage fees, of which $383,000 was paid to MBL.

In August 2010, Atlantic Aviation used $9.9 million of excess cash flow to prepay $9.0 million of the outstanding principal balance of the term loan debt and incurred $935,000 in interest rate swap breakage fees, of which $65,000 was paid to MBL.

At June 30, 2010, The Gas Company had $160.0 million of its term loans hedged, of which MBL provided the interest rate swaps for a notional amount of $48.0 million. The remainder of the swaps are from an unrelated third party. During the six months ended June 30, 2010, The Gas Company made net payments to MBL of $1.1 million in relation to these swaps.

Other Transactions

On March 30, 2009, The Gas Company entered into licensing agreements with Utility Service Partners, Inc. and America’s Water Heater Rentals, LLC, both indirect subsidiaries of Macquarie Group Limited, to enable these entities to offer products and services to The Gas Company’s customer base. No payments were made under these arrangements during the six months ended June 30, 2010.

On August 29, 2008, Macquarie Global Opportunities Partners, or MGOP, a private equity fund managed by the Macquarie Group, completed the acquisition of the jet membership, retail charter and fuel management business units previously owned by Sentient Jet Holdings, LLC. The new company is called Sentient Flight Group (referred to hereafter as “Sentient”). Sentient was an existing customer of Atlantic Aviation. For the six

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

14. Related Party Transactions  – (continued)

months ended June 30, 2010, Atlantic Aviation recorded $8.4 million in revenue from Sentient. As of June 30, 2010, Atlantic Aviation had $132,000 in receivables from Sentient, which is included in accounts receivable in the consolidated condensed balance sheets. During the quarter ended June 30, 2010, Atlantic Aviation paid $15,000 to Sentient for charter services rendered.

In addition, the Company and several of its subsidiaries have entered into a licensing agreement with the Macquarie Group related to the use of the Macquarie name and trademark. The Macquarie Group does not charge the Company any fees for this license.

15. Income Taxes

The Company expects to incur a net operating loss for federal consolidated income tax purposes for the year ending December 31, 2010. The Company believes that it will be able to utilize the projected federal and certain state consolidated 2010 and prior year net operating losses. Accordingly, the Company has not provided a valuation allowance against any deferred tax assets generated in 2010, except as noted below. Two of the Company’s businesses, IMTT and District Energy, are less than 80% owned by the Company, and those businesses file separate federal consolidated income tax returns.

In the first six months of 2010, the Company revised the valuation allowance from $20.6 million at December 31, 2009 to $8.0 million, a decrease of $12.6 million. Approximately $2.6 million of this decrease was recorded in benefit for income taxes from continuing operations in the consolidated condensed statements of operations during the six months ended June 30, 2010, and the remaining $10.0 million decrease recorded in discontinued operations.

As discussed in Note 5, “Discontinued Operations”, as a result of the approval of the sale of PCAA's assets in bankruptcy and the expected dissolution of PCAA during 2010, the Company has reduced its valuation allowance on the realization of a portion of the deferred tax assets attributable to its basis in PCAA and its consolidated federal net operating loss.

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

Uncertain Tax Positions

At December 31, 2009, the Company and its subsidiaries had a reserve of approximately $336,000 for benefits taken during 2009 and prior tax periods attributable to tax positions for which the probability of recognition is considered to be less than more likely than not. There was no material change in that reserve as of June 30, 2010, and no material change is expected for the year ended December 31, 2010.

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

General

We own, operate and invest in a diversified group of infrastructure businesses that provide basic services, such as chilled water for building cooling and gas utility services to businesses and individuals primarily in the U.S. The businesses we own and operate are energy-related businesses consisting of: IMTT, The Gas Company, and our controlling interest in District Energy; and Atlantic Aviation.

On June 2, 2010, we concluded the sale in bankruptcy of an airport parking business (“Parking Company of America Airports” or “PCAA”), resulting in a pre-tax gain of $130.3 million, of which $76.5 million related to the forgiveness of debt, and the elimination of $201.0 million of current debt from liabilities from our consolidated condensed balance sheet. The results of operations from this business and the gain from the bankruptcy sale are separately reported as a discontinued operations in the Company’s consolidated condensed financial statements. This business is no longer a reportable segment. As a part of the bankruptcy sale process, substantially all of the cash proceeds were used to pay the creditors of this business and were not paid to us. We received $602,000 from the PCAA bankruptcy estate for expenses paid on behalf of PCAA during its operations. See Note 5, “Discontinued Operations”, in our consolidated condensed financial statements in Part I, Item 1 of this Form 10-Q for financial information and further discussions.

Our infrastructure businesses generally operate in sectors with limited competition and barriers to entry including high initial development and construction costs, the existence of long-term contracts or the requirement to obtain government approvals and a lack of immediate cost-efficient alternatives to the services provided. Overall they tend to generate sustainable long-term cash flows.

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

The results of Atlantic Aviation have been negatively affected since mid-2008 by the slower economy and declining general aviation activity levels through mid-2009. However, general aviation activity levels stabilized in the second half of 2009 and showed year on year growth in December 2009 and through the second quarter of 2010. This stabilization, combined with expense reduction efforts, results in an improving outlook for the business.

We will continue to apply excess cash flow generated by Atlantic Aviation to the reduction of that business’ term loan principal, consistent with the amendments to the debt facility that we agreed to in February 2009. In addition to maintaining compliance with agreed upon covenants, such repayments further enables us to be able to successfully refinance this debt when it matures in 2014. We expect that we will have further excess cash of $30.0 million to $40.0 million prior to the end of 2010. We intend to pursue a two-part strategy over the next several months with respect to deployment of the potentially excess cash. First, we will engage with lenders with the objective of pre-paying a portion of our long-term debt on favorable terms. Second, we will explore alternatives to return the excess cash to shareholders, including an undertaking analysis of an appropriate share repurchase program. We are neutral as to whether the cash is used to pre-pay debt or repurchase shares, assuming the benefit to shareholders is comparable.

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

Results of Operations

Consolidated

Key Factors Affecting Operating Results

•	strong performance in our energy-related businesses reflecting:
•	increases in average storage rates, storage capacity and utilization at IMTT;
•	increase in revenue and gross profit from IMTT spill response activity in the Gulf Coast;
•	rate and price increases, offset by a decline in volumes at The Gas Company; and
•	at District Energy, an increase in capacity revenue and consumption revenue driven by a greater number of customers and higher average temperatures, respectively.
•	contribution from Atlantic Aviation reflecting:
•	higher general aviation fuel volumes, partially offset by lower weighted average fuel margins;
•	cost reductions; and
•	lower interest expense as a result of the early repayment of the outstanding term loan debt; partially offset by
•	a decrease in non-fuel revenue, primarily service fees.

Results of Operations: Consolidated – (continued)

Our consolidated results of operations are as follows:

	Quarter Ended June 30,		Change (from 2009 to 2010) Favorable/(Unfavorable)		Six Months Ended June 30,		Change (from 2009 to 2010) Favorable/(Unfavorable)
	2010	2009 (1)	$	%	2010	2009 (1)	$	%
	($ in Thousands) (Unaudited)
Revenue
Revenue from product sales	$125,177	$89,430	35,747	40.0	$245,195	$178,622	66,573	37.3
Revenue from product sales – utility	28,450	21,414	7,036	32.9	55,285	41,581	13,704	33.0
Service revenue	49,794	51,359	(1,565)	(3.0)	103,000	108,304	(5,304)	(4.9)
Financing and equipment lease income	1,271	1,205	66	5.5	2,516	2,397	119	5.0
Total revenue	204,692	163,408	41,284	25.3	405,996	330,904	75,092	22.7
Costs and expenses
Cost of product sales	79,887	50,645	(29,242)	(57.7)	156,941	100,411	(56,530)	(56.3)
Cost of product sales – utility	23,151	16,549	(6,602)	(39.9)	44,464	31,936	(12,528)	(39.2)
Cost of services	13,318	11,069	(2,249)	(20.3)	24,463	22,140	(2,323)	(10.5)
Gross profit	88,336	85,145	3,191	3.7	180,128	176,417	3,711	2.1
Selling, general and administrative	49,522	48,725	(797)	(1.6)	100,256	104,868	4,612	4.4
Fees to manager – related party	2,268	851	(1,417)	(166.5)	4,457	1,313	(3,144)	NM
Goodwill impairment	—	53,200	53,200	NM	—	71,200	71,200	NM
Depreciation	7,202	9,270	2,068	22.3	14,924	22,420	7,496	33.4
Amortization of intangibles	8,740	12,532	3,792	30.3	17,411	42,797	25,386	59.3
Total operating expenses	67,732	124,578	56,846	45.6	137,048	242,598	105,550	43.5
Operating income (loss)	20,604	(39,433)	60,037	152.3	43,080	(66,181)	109,261	165.1
Other income (expense)
Interest income	4	34	(30)	(88.2)	20	101	(81)	(80.2)
Interest expense(2)	(38,974)	(2,103)	(36,871)	NM	(73,661)	(35,669)	(37,992)	(106.5)
Equity in earnings and amortization charges of investees	5,774	10,028	(4,254)	(42.4)	11,367	15,477	(4,110)	(26.6)
Loss on derivative instruments	—	—	—	—	—	(25,238)	25,238	NM
Other (expense) income, net	(496)	(186)	(310)	(166.7)	(448)	850	(1,298)	(152.7)
Net loss from continuing operations before income taxes	(13,088)	(31,660)	18,572	58.7	(19,642)	(110,660)	91,018	82.3
Benefit for income taxes	13,488	4,822	8,666	179.7	14,577	37,387	(22,810)	(61.0)
Net income (loss) from continuing operations	$400	$(26,838)	27,238	101.5	$(5,065)	$(73,273)	68,208	93.1
Net income (loss) from discontinued operations, net of taxes	85,212	(3,159)	88,371	NM	81,199	(9,583)	90,782	NM
Net income (loss)	$85,612	$(29,997)	115,609	NM	$76,134	$(82,856)	158,990	191.9
Less: net loss attributable to noncontrolling interests	(238)	(1,039)	(801)	(77.1)	(1,351)	(872)	479	54.9
Net income (loss) attributable to MIC LLC	$85,850	$(28,958)	114,808	NM	$77,485	$(81,984)	159,469	194.5

NM — Not meaningful

(1)	Reclassified to conform to current period presentation.
(2)	Interest expense includes non-cash losses on derivative instruments of $20.5 million and $31.7 million for the quarter and six months ended June 30, 2010, respectively. For the quarter and six months ended June 30, 2009, interest expense includes non-cash gains on derivative instruments of $20.1 million and $13.1 million, respectively.

Results of Operations: Consolidated – (continued)

Gross Profit

Consolidated gross profit increased reflecting improved results at our energy-related businesses and fuel-related services at Atlantic Aviation, offset by a decrease in non-fuel gross profit from Atlantic Aviation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2010 decreased primarily as result of cost reduction efforts at Atlantic Aviation, offset by increases for the quarter and six months ended June 30, 2010 at our consolidated energy-related businesses.

Fees to Manager

Base fees to our Manager increased due to higher market capitalization. Our Manager elected to reinvest its first quarter 2010 base management fees in additional LLC interests. LLC interests for the first quarter of 2010 were issued to our Manager during the second quarter of 2010. The base management fee in the amount of $2.3 million for the second quarter of 2010 will be paid in cash to our Manager during the third quarter of 2010.

Goodwill Impairment

During the quarter and the six months ended June 30, 2009, we recognized a goodwill impairment charges of $53.2 million and $71.2 million, respectively, at Atlantic Aviation. There were no impairment charges in 2010.

Depreciation

The decrease in depreciation reflects non-cash asset impairment charges of $2.2 million and $7.5 million recorded during the quarter and six months ended June 30, 2009, respectively, at Atlantic Aviation.

Amortization of Intangibles

The decrease in amortization of intangibles expense reflects non-cash asset impairment charges of $2.9 million and $23.3 million recorded by Atlantic Aviation during the quarter and six months ended June 30, 2009, respectively. The impairments reduced the amortizable balance and the amount of amortization expense in 2010.

Interest Expense and Loss on Derivative Instruments

Interest expense, net, includes non-cash losses on derivative instruments of $20.5 million and $31.7 million for the quarter and six months ended June 30, 2010, respectively. For the quarter and six months ended June 30, 2009, interest expense, net, includes non-cash gains on derivative instruments of $20.1 million and $13.1 million, respectively.

The increase in the non-cash losses on derivatives recorded both in interest expense and in loss on derivative instruments is attributable to the change in fair value of interest rate swaps, and includes the reclassification of amounts from accumulated other comprehensive loss into earnings, as Atlantic Aviation pays down its debt more quickly than anticipated.

Excluding the portion related to non-cash losses on derivatives, interest expense decreased due to a $113.4 million reduction of term loan debt at Atlantic Aviation, the repayment in the full amount of the outstanding balance of $66.4 million of MIC holding company debt during December 2009 and a decrease in interest rate swap break fees associated with the debt prepayments at Atlantic Aviation.

Equity in Earnings and Amortization Charges of Investees

Our equity in the earnings of IMTT decreased reflecting our share of the non-cash derivative losses in 2010 compared with our share of non-cash derivative gains in 2009, offset by improved operating results of the business.

Results of Operations: Consolidated – (continued)

Income Taxes

Tax provision on continuing operations:

For 2010, we expect to report a consolidated federal net operating loss, for which we will record a deferred tax benefit, and we expect to pay a nominal federal Alternative Minimum Tax.

As we own less than 80% of IMTT and District Energy, these businesses are not included in our consolidated federal tax return. These businesses file separate consolidated income tax returns, and we include the dividends received from IMTT and District Energy in our consolidated income tax return. Further, we expect that any dividends from IMTT and District Energy in 2010 will be treated as taxable dividends, which qualify for the 80% Dividends Received Deduction (DRD).

The following table reconciles our net loss from continuing operations before income taxes and noncontrolling interests to our taxable loss for the six months ended June 30, 2010 ($ in thousands):

Net loss from continuing operations before income taxes and noncontrolling interests	$(19.6)
Adjustments for less than 80% owned businesses	(11.0)
State income taxes	1.9
Other adjustments	(0.2)
Taxable loss for the six months ended June 30, 2010	$(28.9)

Accordingly, our tax benefit for the six months ended June 30, 2010 is as follows ($ in thousands):

Federal tax benefit at 35% on the tax loss for the six months ended June 30, 2010	$10.1
Reduction in valuation allowance (discussed below)	2.6
State income tax benefit	1.9
Total tax benefit	$14.6

In determining the effective tax rate for the six months ended June 30, 2009, we excluded the write-down to fair value of certain assets from ordinary income. Further, approximately $13.5 million of the write-down was attributable to goodwill and was a permanent book-tax difference, for which no tax benefit was recognized.

Valuation allowance:

As discussed in Note 18, “Income Taxes” in our consolidated financial statements, in Part II, Item 8 of Form 10-K for 2009, from the date of sale of the noncontrolling interest in District Energy and onwards, we evaluate the need for a valuation allowance against our deferred tax assets without taking into consideration the deferred tax liabilities of District Energy. As of December 31, 2009, our valuation allowance was approximately $20.6 million.

During the six months ended June 30, 2010, we reduced the valuation allowance to approximately $8.0 million, resulting in a decrease of $12.6 million. Of this decrease, $2.6 million has been recorded as part of benefit for income taxes included in continuing operations on the consolidated condensed statements of operations. The remaining balance of the decrease of $10.0 million is included in net income from discontinued operations.

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

Results of Operations: Consolidated – (continued)

Discontinued Operations

On June 2, 2010, we concluded the sale in bankruptcy of PCAA, resulting in a pre-tax gain of $130.3 million, of which $76.5 million related to the forgiveness of debt. The results of operations from this business and the gain from the bankruptcy sale are separately reported as a discontinued operations in our consolidated condensed financial statements and prior comparable periods have been restated to conform to the current period presentation. See Note 5, “Discontinued Operations”, in our consolidated condensed financial statements in Part I, Item 1 of this Form 10-Q for financial information and further discussions.

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

In the quarter and six months ended June 30, 2009, we disclosed EBITDA excluding only non-cash gains (losses) on derivative instruments. The following tables, reflecting results of operations for the consolidated group and for our businesses for the quarter and six months ended June 30, 2009, have been conformed to current periods’ presentation reflecting EBITDA excluding all non-cash items and Free Cash Flow.

Results of Operations: Consolidated – (continued)

A reconciliation of net income (loss) attributable to MIC LLC from continuing operations to free cash flow from continuing operations, on a consolidated basis, is provided below:

	Quarter Ended June 30,		Change (from 2009 to 2010) Favorable/(Unfavorable)		Six Months Ended June 30,		Change (from 2009 to 2010) Favorable/(Unfavorable)
	2010	2009(1)	$	%	2010	2009(1)	$	%
	($ in Thousands) (Unaudited)
Net income (loss) attributable to MIC LLC from continuing operations(2)	$940	$(27,012)			$(3,578)	$(73,614)
Interest expense, net(3)	38,970	2,069			73,641	35,568
Benefit for income taxes	(13,488)	(4,822)			(14,577)	(37,387)
Depreciation(4)	7,202	9,270			14,924	22,420
Depreciation – cost of services(4)	1,636	1,502			3,271	2,965
Amortization of intangibles(5)	8,740	12,532			17,411	42,797
Goodwill impairment	—	53,200			—	71,200
Loss on derivative instruments	—	—			—	25,238
Equity in earnings and amortization charges of investees(6)	(5,774)	(8,477)			(6,367)	(8,477)
Base management fees settled in LLC interests	—	851			2,189	851
Other non-cash (income) expense, net	(671)	420			770	78
EBITDA excluding non-cash items from continuing operations	$37,555	$39,533	(1,978)	(5.0)	$87,684	$81,639	6,045	7.4
EBITDA excluding non-cash items from continuing operations	$37,555	$39,533			$87,684	$81,639
Interest expense, net(3)	(38,970)	(2,069)			(73,641)	(35,568)
Non-cash derivative losses (gains) recorded in interest expense(3)	20,548	(20,052)			31,674	(13,065)
Amortization of debt financing costs	955	1,347			2,256	2,514
Equipment lease receivables, net	739	641			1,451	1,407
Benefit for income taxes, net of changes in deferred taxes	(591)	(219)			(1,469)	(744)
Changes in working capital	(9,396)	2,470			(6,309)	3,579
Cash provided by operating activities	10,840	21,651			41,646	39,762
Changes in working capital	9,396	(2,470)			6,309	(3,579)
Maintenance capital expenditures	(2,002)	(1,693)			(3,749)	(3,235)
Free cash flow from continuing operations	$18,234	$17,488	746	4.3	$44,206	$32,948	11,258	34.2

(1)	Reclassified to conform to current period presentation.
(2)	Net income (loss) attributable to MIC LLC from continuing operations excludes net loss attributable to noncontrolling interests of $540,000 and $1.487 million for the quarter and six months ended June 30, 2010, respectively, and net income attributable to noncontrolling interests of $174,000 and $341,000 for the quarter and six months ended June 30, 2009, respectively.
(3)	Interest expense, net, includes non-cash losses on derivative instruments of $20.5 million and $31.7 million for the quarter and six months ended June 30, 2010, respectively. For the quarter and six months ended June 30, 2009, interest expense, net, includes non-cash gains on derivative instruments of $20.1 million and $13.1 million, respectively.
(4)	Depreciation — cost of services includes depreciation expense for District Energy, which is reported in cost of services in our consolidated condensed statements of operations. Depreciation and Depreciation — cost of services does not include acquisition-related step-up depreciation expense of $1.7 million for each quarter in connection with our investment in IMTT, which is reported in equity in earnings and amortization charges of investees in our consolidated condensed statements of operations.
(5)	Amortization of intangibles does not include acquisition-related step-up amortization expense of $283,000 for each quarter related to intangible assets in connection with our investment in IMTT, which is reported in equity in earnings and amortization charges of investees in our consolidated condensed statements of operations.
(6)	Equity in earnings and amortization charges of investees in the above table includes our 50% share of IMTT's earnings, offset by distributions we received only up to our share of the earnings recorded.

Energy-Related Businesses

IMTT

We account for our 50% interest in this business under the equity method. We recognized income of $11.4 million in our consolidated results for the six months ended June 30, 2010. This includes our 50% share of IMTT’s net income, equal to $13.7 million for the period, offset by $2.3 million of acquisition-related step-up depreciation and amortization expense (net of taxes). For the six months ended June 30, 2009, we recognized income of $15.5 million in our consolidated results. This included our 50% share of IMTT’s net income, equal to $17.8 million for the period, offset by $2.3 million of acquisition-related step-up depreciation and amortization expense (net of taxes).

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

Key Factors Affecting Operating Results

•	terminal revenue and gross profit increased principally due to:
•	increases in average tank rental rates;
•	increase in capacity utilization; and
•	increase in volume of storage under contract.
•	environmental response service revenue and gross profit increased principally due to spill response work and other activities related to the BP oil spill in the Gulf of Mexico.

Energy-Related Business: IMTT – (continued)

	Quarter Ended June 30,		Change Favorable/(Unfavorable)		Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2010	2009(1)			2010	2009(1)
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Revenue
Terminal revenue	90,743	77,752	12,991	16.7	186,297	161,562	24,735	15.3
Environmental response revenue	67,492	4,222	63,270	NM	78,976	7,215	71,761	NM
Total revenue	158,235	81,974	76,261	93.0	265,273	168,777	96,496	57.2
Costs and expenses
Terminal operating costs	39,934	38,014	(1,920)	(5.1)	82,546	76,463	(6,083)	(8.0)
Environmental response operating costs	41,271	4,130	(37,141)	NM	49,471	7,930	(41,541)	NM
Total operating costs	81,205	42,144	(39,061)	(92.7)	132,017	84,393	(47,624)	(56.4)
Terminal gross profit	50,809	39,738	11,071	27.9	103,751	85,099	18,652	21.9
Environmental response gross profit	26,221	92	26,129	NM	29,505	(715)	30,220	NM
Gross profit	77,030	39,830	37,200	93.4	133,256	84,384	48,872	57.9
General and administrative expenses	11,697	6,583	(5,114)	(77.7)	18,963	12,567	(6,396)	(50.9)
Depreciation and amortization	14,916	13,454	(1,462)	(10.9)	29,534	26,278	(3,256)	(12.4)
Operating income	50,417	19,793	30,624	154.7	84,759	45,539	39,220	86.1
Interest (expense) income, net(2)	(25,774)	17,671	(43,445)	NM	(37,899)	10,610	(48,509)	NM
Other income (expense)	580	(10)	590	NM	1,361	(168)	1,529	NM
Unrealized gains on derivative instruments	—	—	—	—	—	3,306	(3,306)	NM
Provision for income taxes	(10,750)	(14,959)	4,209	28.1	(20,356)	(23,898)	3,542	14.8
Noncontrolling interests	(251)	(72)	(179)	NM	(400)	297	(697)	NM
Net income	14,222	22,423	(8,201)	(36.6)	27,465	35,686	(8,221)	(23.0)
Reconciliation of net income to EBITDA excluding non-cash items:
Net income	14,222	22,423			27,465	35,686
Interest expense (income), net(2)	25,774	(17,671)			37,899	(10,610)
Provision for income taxes	10,750	14,959			20,356	23,898
Depreciation and amortization	14,916	13,454			29,534	26,278
Unrealized gains on derivative instruments	—	—			—	(3,306)
Other non-cash expenses (income)	12	157			245	(669)
EBITDA excluding non-cash items	65,674	33,322	32,352	97.1	115,499	71,277	44,222	62.0
EBITDA excluding non-cash items	65,674	33,322			115,499	71,277
Interest (expense) income, net(2)	(25,774)	17,671			(37,899)	10,610
Non-cash derivative losses (gains) recorded in interest (expense) income(2)	17,380	(25,222)			22,053	(25,222)
Amortization of debt financing costs	538	117			710	235
Provision for income taxes, net of changes in deferred taxes	(2,965)	(790)			(4,232)	(1,547)
Changes in working capital	(24,220)	13,085			(27,454)	11,483
Cash provided by operating activities	30,633	38,183			68,677	66,836
Changes in working capital	24,220	(13,085)			27,454	(11,483)
Maintenance capital expenditures	(11,236)	(8,342)			(19,031)	(16,681)
Free cash flow	43,617	16,756	26,861	160.3	77,100	38,672	38,428	99.4

NM — Not meaningful

(1)	Reclassified to conform to current period presentation.
(2)	Interest (expense) income, net, includes non-cash losses on derivative instruments of $17.4 million and $22.1 million for the quarter and six months ended June 30, 2010, respectively. For the quarter and six months ended June 30, 2009, interest (expense) income, net, includes non-cash gains on derivative instruments of $25.2 million.

Energy-Related Business: IMTT – (continued)

Revenue and Gross Profit

The increase in terminal revenue primarily reflects growth in storage revenue. Storage revenue grew due to an increase in average rental rates of 8.1% and 9.2% during the quarter and six months ended June 30, 2010, respectively, and an increase in storage capacity and capacity utilization mainly attributable to certain expansion projects at IMTT’s Louisiana facilities.

Capacity utilization increased from 93.1% to 94.8% and 93.8% to 95.4% during the quarter and six months ended June 30, 2010, respectively. Demand for bulk liquid storage generally remains strong; however, utilization rates are expected to revert to approximately 94.0% over the balance of 2010 as certain tanks are taken out of service for inspection, repairs and maintenance.

Terminal operating costs increased during the six months ended June 30, 2010 primarily as a result of higher repairs and maintenance and an increase in salaries and wages.

Revenue and gross profit from environmental response services increased substantially during 2010 primarily due to the increase in spill response activities following the April 20, 2010 BP oil spill in the Gulf of Mexico and the January 2010 fuel oil spill on the Texas coast near Port Arthur. The business is not aware of any reliable estimate of how long clean-up efforts in the Gulf will continue and the business is unable to estimate the extent to which IMTT/Oil Mop will continue to provide environmental response services for this spill incident.

General and Administrative Expenses

General and administrative costs increased primarily due to an increase in environmental response services of $5.7 million as compared to the prior comparable periods. The increase reflects cash and accrued bonuses and sales commissions relating to the BP oil spill.

Depreciation and Amortization

Depreciation and amortization expense increased as IMTT completed several major expansion projects, resulting in higher asset balances.

Interest (Expense) Income, Net

Interest (expense) income, net, includes non-cash losses on derivative instruments of $17.4 million and $22.1 million for the quarter and six months ended June 30, 2010, respectively. For the quarter and six months ended June 30, 2009, interest (expense) income, net, includes non-cash gains on derivative instruments of $25.2 million.

Cash interest paid was $8.5 million and $15.9 million for the quarter and six months ended June 30, 2010, respectively, and $6.4 million and $14.2 million for the quarter and six months ended June 30, 2009, respectively.

Income Taxes

IMTT expects to pay approximately $12.0 million in federal and state income taxes in 2010. For the six months ended June 30, 2010, IMTT accrued $1.0 million of federal income taxes and $3.2 million of state income taxes. At December 31, 2009, IMTT had federal net operating losses of approximately $50.0 million. This is expected to be fully utilized in 2010.

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

The Gas Company

Key Factors Affecting Operating Results

•	increased utility contribution margin due to a rate increase effective June 11, 2009, partially offset by a decline in volume sold;
•	increased non-utility contribution margin due to effective margin management; and
•	increased salary and employment benefit costs.

	Quarter Ended June 30,		Change Favorable/(Unfavorable)		Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2010	2009(1)			2010	2009(1)
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Contribution margin
Revenue – utility	28,450	21,414	7,036	32.9	55,285	41,581	13,704	33.0
Cost of revenue – utility	19,402	13,045	(6,357)	(48.7)	37,274	25,330	(11,944)	(47.2)
Contribution margin – utility	9,048	8,369	679	8.1	18,011	16,251	1,760	10.8
Revenue – non-utility	24,236	18,390	5,846	31.8	49,546	39,465	10,081	25.5
Cost of revenue – non-utility	12,089	8,131	(3,958)	(48.7)	25,845	17,617	(8,228)	(46.7)
Contribution margin – non-utility	12,147	10,259	1,888	18.4	23,701	21,848	1,853	8.5
Total contribution margin	21,195	18,628	2,567	13.8	41,712	38,099	3,613	9.5
Production	1,728	1,647	(81)	(4.9)	3,408	3,094	(314)	(10.1)
Transmission and distribution	5,270	4,903	(367)	(7.5)	10,131	9,372	(759)	(8.1)
Gross profit	14,197	12,078	2,119	17.5	28,173	25,633	2,540	9.9
Selling, general and administrative expenses	4,537	4,023	(514)	(12.8)	8,298	7,845	(453)	(5.8)
Depreciation and amortization	1,716	1,732	16	0.9	3,434	3,422	(12)	(0.4)
Operating income	7,944	6,323	1,621	25.6	16,441	14,366	2,075	14.4
Interest (expense) income, net(2)	(5,926)	1,249	(7,175)	NM	(10,733)	(1,368)	(9,365)	NM
Other expense	(26)	(146)	120	82.2	(11)	(125)	114	91.2
Unrealized losses on derivative instruments	—	—	—	—	—	(327)	327	NM
Provision for income taxes	(780)	(2,908)	2,128	73.2	(2,231)	(4,913)	2,682	54.6
Net income(3)	1,212	4,518	(3,306)	(73.2)	3,466	7,633	(4,167)	(54.6)
Reconciliation of net income to EBITDA excluding non-cash items:
Net income(3)	1,212	4,518			3,466	7,633
Interest expense (income), net(2)	5,926	(1,249)			10,733	1,368
Provision for income taxes	780	2,908			2,231	4,913
Depreciation and amortization	1,716	1,732			3,434	3,422
Unrealized losses on derivative instruments	—	—			—	327
Other non-cash expenses	531	564			1,065	1,015
EBITDA excluding non-cash items	10,165	8,473	1,692	20.0	20,929	18,678	2,251	12.1
EBITDA excluding non-cash items	10,165	8,473			20,929	18,678
Interest (expense) income, net(2)	(5,926)	1,249			(10,733)	(1,368)
Non-cash derivative losses (gains) recorded in interest (expense) income(2)	3,620	(3,452)			6,211	(3,129)
Amortization of debt financing costs	119	119			239	239
Provision for income taxes, net of changes in deferred taxes	(1,270)	(1,834)			(2,754)	(2,118)
Changes in working capital	(3,202)	1,042			(2,803)	(471)
Cash provided by operating activities	3,506	5,597			11,089	11,831
Changes in working capital	3,202	(1,042)			2,803	471
Maintenance capital expenditures	(422)	(483)			(978)	(1,081)
Free cash flow	6,286	4,072	2,214	54.4	12,914	11,221	1,693	15.1

NM — Not meaningful

(1)	Reclassified to conform to current period presentation. For the quarter and six months ended June 30, 2010, payroll taxes and certain employee welfare and benefit costs that were previously recorded in selling, general and administrative costs were reclassified to production, transmission and distribution and other expense where the costs were incurred. Accordingly, the quarter and six months ended June 30, 2009 were restated to reflect this change.

Energy-Related Business: The Gas Company – (continued)

(2)	Interest (expense) income, net, includes non-cash losses on derivative instruments of $3.6 million and $6.2 million for the quarter and six months ended June 30, 2010, respectively. For the quarter and six months ended June 30, 2009, interest (expense) income, net, includes non-cash gains on derivative instruments of $3.5 million and $3.1 million, respectively.
(3)	Corporate allocation expense, other intercompany fees and the federal tax effect have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Contribution Margin and Operating Income

Regulation of the utility portion of The Gas Company's operations provides for the automatic pass through of increases or decreases in feedstock costs to utility customers. Changes in the cost of propane distributed to non-utility customers can be recovered in pricing, subject to competitive conditions generally.

Utility contribution margin was higher for the quarter and six months ended June 30, 2010 primarily due to implementation of the rate increase from June 11, 2009, partially offset by volume declines related almost entirely to commercial customers, whose demand is more sensitive to the variability of the economic cycle than residential customers. Sales volume in 2010 was approximately 3.6% lower than 2009 for both the quarter and six month periods.

On April 20, 2010, the Hawaii Public Utilities Commission (HPUC) issued its Final Decision and Order on the rate case filed by The Gas Company in August 2008, authorizing a rate increase of $9.2 million. This is a reduction from the interim rate increase of $9.5 million implemented from June 11, 2009, and therefore, the utility contribution margin was reduced to reflect the retroactive adjustment to June 11, 2009 of $266,000 in 2010.

Non-utility contribution margin was higher as a result of effective margin management activities with volume essentially flat compared to 2009. Local refiners supplied The Gas Company with approximately 30% less propane in the first half of 2010 than they did in the first half of 2009. To the extent that local suppliers were unable to supply The Gas Company with a sufficient amount of propane, the business supplemented, and will continue to supplement, its supply from foreign sources. The cost per gallon of foreign supply is higher than locally-produced propane. The business believes that the cost differential of delivered foreign and locally-produced propane will have a minimal impact on non-utility contribution margin.

Increased production costs primarily reflected higher electricity costs. Transmission and distribution costs were higher primarily due to increased wage and benefit costs as well as higher repair and maintenance costs. Selling, general and administrative costs were higher primarily due to personnel costs and insurance costs.

Interest (Expense) Income, Net

Interest (expense) income, net, includes non-cash losses on derivative instruments of $3.6 million and $6.2 million for the quarter and six months ended June 30, 2010, respectively. For the quarter and six months ended June 30, 2009, interest (expense) income, net, includes non-cash gains on derivative instruments of $3.5 million and $3.1 million, respectively. Excluding the non-cash (losses) gains on derivative instruments, interest expense was relatively flat.

Cash interest paid was $2.2 million and $4.3 million for the quarter and six months ended June 30, 2010, respectively, and $2.1 million and $4.3 million for the quarter and six months ended June 30, 2009, respectively.

Income Taxes

Income from The Gas Company is included in our consolidated federal income tax return, and its income is subject to Hawaii state income taxes. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business. For the year ending December 31, 2010, the business expects to pay state income taxes of approximately $1.2 million, of which $434,000 was recorded during the six months ended June 30, 2010.

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

The financial results discussed below reflect 100% of District Energy’s performance during the quarter.

Key Factors Affecting Operating Results

•	an increase in consumption revenue driven by warmer average temperatures during the second quarter of 2010 compared with 2009, resulting in higher ton-hour sales, partially offset by higher electricity costs; and
•	a net increase in contracted capacity revenue from new customers that began service predominantly in the second quarter of 2009, and annual inflation-linked increases in contract capacity rates.

Energy-Related Business: District Energy – (continued)

	Quarter Ended June 30,		Change Favorable/(Unfavorable)		Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2010	2009(1)			2010	2009(1)
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Cooling capacity revenue	5,295	5,110	185	3.6	10,533	10,007	526	5.3
Cooling consumption revenue	7,144	5,502	1,642	29.8	8,907	7,730	1,177	15.2
Other revenue	803	743	60	8.1	1,667	1,499	168	11.2
Finance lease revenue	1,271	1,205	66	5.5	2,516	2,397	119	5.0
Total revenue	14,513	12,560	1,953	15.5	23,623	21,633	1,990	9.2
Direct expenses – electricity	4,664	3,784	(880)	(23.3)	5,987	5,388	(599)	(11.1)
Direct expenses – other(2)	5,066	4,508	(558)	(12.4)	9,937	9,272	(665)	(7.2)
Direct expenses – total	9,730	8,292	(1,438)	(17.3)	15,924	14,660	(1,264)	(8.6)
Gross profit	4,783	4,268	515	12.1	7,699	6,973	726	10.4
Selling, general and administrative expenses	799	716	(83)	(11.6)	1,557	1,354	(203)	(15.0)
Amortization of intangibles	341	341	—	—	678	678	—	—
Operating income	3,643	3,211	432	13.5	5,464	4,941	523	10.6
Interest (expense) income, net(3)	(7,976)	2,728	(10,704)	NM	(14,004)	(227)	(13,777)	NM
Other income	59	45	14	31.1	109	94	15	16.0
Unrealized losses on derivative instruments	—	—	—	—	—	(1,378)	1,378	NM
Benefit (provision) for income taxes	1,767	(2,296)	4,063	177.0	3,487	(1,221)	4,708	NM
Noncontrolling interests	(198)	(174)	(24)	(13.8)	(392)	(341)	(51)	(15.0)
Net (loss) income(4)	(2,705)	3,514	(6,219)	(177.0)	(5,336)	1,868	(7,204)	NM
Reconciliation of net (loss) income to EBITDA excluding non-cash items:
Net (loss) income(4)	(2,705)	3,514			(5,336)	1,868
Interest expense (income), net(3)	7,976	(2,728)			14,004	227
(Benefit) provision for income taxes	(1,767)	2,296			(3,487)	1,221
Depreciation(2)	1,636	1,502			3,271	2,965
Amortization of intangibles	341	341			678	678
Unrealized losses on derivative instruments	—	—			—	1,378
Other non-cash expenses	232	172			387	276
EBITDA excluding non-cash items	5,713	5,097	616	12.1	9,517	8,613	904	10.5
EBITDA excluding non-cash items	5,713	5,097			9,517	8,613
Interest (expense) income, net(3)	(7,976)	2,728			(14,004)	(227)
Non-cash derivative losses (gains) recorded in interest (expense) income(3)	5,328	(5,199)			8,826	(4,808)
Amortization of debt financing costs	170	170			340	340
Equipment lease receivable, net	739	641			1,451	1,407
Changes in working capital	(2,799)	(437)			(3,569)	(484)
Cash provided by operating activities	1,175	3,000			2,561	4,841
Changes in working capital	2,799	437			3,569	484
Maintenance capital expenditures	(400)	(309)			(564)	(359)
Free cash flow	3,574	3,128	446	14.3	5,566	4,966	600	12.1

NM – Not meaningful

(1)	Reclassified to conform to current period presentation.
(2)	Includes depreciation expense of $1.6 million and $3.3 million for the quarter and six month ended June 30, 2010, respectively, and $1.5 million and $3.0 million for the quarter and six months ended June 30, 2009, respectively.
(3)	Interest (expense) income, net, includes non-cash losses on derivative instruments of $5.3 million and $8.8 million for the quarter and six months ended June 30, 2010, respectively. For the quarter and six months ended June 30, 2009, interest (expense) income, net, includes non-cash gains on derivative instruments of $5.2 million and $4.8 million, respectively.
(4)	Corporate allocation expense and the federal tax effect have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Energy-Related Business: District Energy – (continued)

Gross Profit

Gross profit increased primarily as a result of increased cooling consumption revenue related to higher ton-hour sales. Ton-hour sales were higher as a result of warmer average temperatures during the second quarter of 2010 compared with 2009. Cooling capacity revenue increased due to a net increase in contracted capacity provided to new customers that began service predominantly in the second quarter of 2009, and annual inflation-related increases of contract capacity rates in accordance with customer contract terms.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in 2009 included a reimbursement from a customer for professional fees related to the Las Vegas plant expansion that did not reoccur in 2010.

Interest (Expense) Income, Net

Interest (expense) income, net, includes non-cash losses on derivative instruments of $5.3 million and $8.8 million for the quarter and six months ended June 30, 2010, respectively. For the quarter and six months ended June 30, 2009, interest (expense) income, net, includes non-cash gains on derivative instruments of $5.2 million and $4.8 million, respectively. Excluding the non-cash (losses) gains on derivative instruments, interest expense was higher in 2010 compared with 2009 due to the expiration of an interest rate basis swap agreement, and a higher debt balance at June 30, 2010 compared with June 30, 2009.

Cash interest paid was $2.6 million and $4.9 million for the quarter and six months ended June 30, 2010, respectively, and $2.4 million and $4.8 million for the quarter and six months ended June 30, 2009, respectively.

Income Taxes

For the period preceding the sale of a 49.99% noncontrolling interest in the business, the income from District Energy was included in our consolidated federal income tax return, and District Energy filed a separate Illinois state income tax return.

Subsequent to the sale of the 49.99% noncontrolling interest, District Energy will file a separate federal income tax return, and will continue to file a separate Illinois state income tax return.

The business has approximately $26.0 million in federal and state NOL carryforwards available to offset positive taxable income. The business expects to have federal and state taxable income in 2011 and 2012, which will be wholly offset by NOL carryforwards.

Atlantic Aviation

Key Factors Affecting Operating Results

•	higher general aviation fuel volumes, partially offset by lower weighted average fuel margins;
•	lower selling, general and administrative expenses due to ongoing expense reduction initiatives;
•	lower interest expense driven by reduced debt levels and lower swap breakage fees; and
•	decrease in other non-fuel revenue, including hangar rental, tie-down and miscellaneous fixed based operations related-services.

Atlantic Aviation – (continued)

	Quarter Ended June 30,		Change Favorable/(Unfavorable)		Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2010	2009(1)			2010	2009(1)
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Revenue
Fuel revenue	100,941	71,040	29,901	42.1	195,649	139,157	56,492	40.6
Non-fuel revenue	36,552	40,004	(3,452)	(8.6)	81,893	89,068	(7,175)	(8.1)
Total revenue	137,493	111,044	26,449	23.8	277,542	228,225	49,317	21.6
Cost of revenue
Cost of revenue-fuel	64,549	39,468	(25,081)	(63.5)	124,747	76,935	(47,812)	(62.1)
Cost of revenue-non-fuel	3,587	2,777	(810)	(29.2)	8,539	7,480	(1,059)	(14.2)
Total cost of revenue	68,136	42,245	(25,891)	(61.3)	133,286	84,415	(48,871)	(57.9)
Fuel gross profit	36,392	31,572	4,820	15.3	70,902	62,222	8,680	14.0
Non-fuel gross profit	32,965	37,227	(4,262)	(11.4)	73,354	81,588	(8,234)	(10.1)
Gross profit	69,357	68,799	558	0.8	144,256	143,810	446	0.3
Selling, general and administrative expenses(2)	42,558	42,569	11	—	86,793	91,321	4,528	5.0
Goodwill impairment	—	53,200	53,200	NM	—	71,200	71,200	NM
Depreciation and amortization	13,885	19,729	5,844	29.6	28,223	61,117	32,894	53.8
Operating income (loss)	12,914	(46,699)	59,613	127.7	29,240	(79,828)	109,068	136.6
Interest expense, net(3)	(26,688)	(4,936)	(21,752)	NM	(48,674)	(31,440)	(17,234)	(54.8)
Other expense	(528)	(85)	(443)	NM	(544)	(213)	(331)	(155.4)
Unrealized losses on derivative instruments	—	—	—	—	—	(23,331)	23,331	NM
Benefit for income taxes	5,764	20,844	(15,080)	(72.3)	8,051	54,330	(46,279)	(85.2)
Net loss(4)	(8,538)	(30,876)	22,338	72.3	(11,927)	(80,482)	68,555	85.2
Reconciliation of net loss to EBITDA excluding non-cash items:
Net loss(4)	(8,538)	(30,876)			(11,927)	(80,482)
Interest expense, net(3)	26,688	4,936			48,674	31,440
Benefit for income taxes	(5,764)	(20,844)			(8,051)	(54,330)
Depreciation and amortization	13,885	19,729			28,223	61,117
Goodwill impairment	—	53,200			—	71,200
Unrealized losses on derivative instruments	—	—			—	23,331
Other non-cash expenses (income)	558	(430)			605	(367)
EBITDA excluding non-cash items	26,829	25,715	1,114	4.3	57,524	51,909	5,615	10.8
EBITDA excluding non-cash items	26,829	25,715			57,524	51,909
Interest expense, net(3)	(26,688)	(4,936)			(48,674)	(31,440)
Non-cash derivative losses (gains) recorded in interest expense(3)	11,604	(11,520)			16,634	(5,247)
Amortization of debt financing costs	665	853			1,472	1,526
Benefit for income taxes, net of changes in deferred taxes	(144)	(26)			(287)	(262)
Changes in working capital	(4,724)	3,773			2,662	10,252
Cash provided by operating activities	7,542	13,859			29,331	26,738
Changes in working capital	4,724	(3,773)			(2,662)	(10,252)
Maintenance capital expenditures	(1,180)	(901)			(2,207)	(1,795)
Free cash flow	11,086	9,185	1,901	20.7	24,462	14,691	9,771	66.5

NM –  Not meaningful

(1)	Reclassified to conform to current period presentation.
(2)	Includes a $2.4 million increase in the bad debt reserve in the first quarter of 2009 due to the deterioration of accounts receivable aging. In the first quarter of 2009, Atlantic Aviation recorded $1.2 million of debt advisory fees. These fees were transferred to MIC Inc. during the third quarter of 2009, and have been excluded above.

Atlantic Aviation – (continued)

(3)	Interest expense, net, includes non-cash losses on derivative instruments of $11.6 million and $16.6 million for the quarter and six months ended June 30, 2010, respectively. For the quarter and six months ended June 30, 2009, interest expense, net, includes non-cash gains on derivative instruments of $11.5 million and $5.2 million, respectively.
(4)	Corporate allocation expense and the federal tax effect have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Revenue and Gross Profit

The majority of the revenue and gross profit in Atlantic Aviation is generated through fueling general aviation aircraft at 68 airports and one heliport in the U.S. Revenue is categorized according to who owns the fuel used to service these aircraft. If our business owns the fuel, it records the cost to purchase that fuel as cost of revenue-fuel. The business’ corresponding fuel revenue is its cost to purchase that fuel plus a margin. The business generally pursues a strategy of maintaining, and where appropriate increasing, dollar-based margins, thereby passing any increase in fuel prices to the customer.

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

Gross profit in the first half of 2010 was essentially flat compared to the first half of 2009 as a result of an increase in aggregate fuel-related gross profit, which was offset by lower gross profit from other services. The increase in aggregate fuel-related gross profit resulted from a 4.7% increase in fuel volume driven by increased business jet traffic and a relatively minor increase in market share. This was partially offset by a 1.9% decrease in weighted average fuel margin driven by change in the relative volumes of customer segments, such as charter operators, change in the relative mix of locations and competitive pressure. The year-on-year change in fuel volumes and weighted average fuel margin also reflects military-related fuel volume (at two airports) in 2009 which did not re-occur in the first half of 2010. Excluding the impact of the non-recurring military-related volume, fuel volume would have increased 8.7% and weighted average fuel-related margin would have declined 4.2%. Gross profit from other services (primarily hangar rentals and miscellaneous services) decreased by 3.5% for the six months ended June 30, 2010 compared with the prior year comparable period, primarily driven by lower hangar rental, tie-down fees and miscellaneous revenue that was also attributable to the change in customer mix as noted above.

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses is primarily due to a 2.8% reduction in underlying costs as a result of the ongoing cost reduction initiatives.

The decrease is also due to a $2.4 million increase in bad debt reserves in the first quarter of 2009 due to the deterioration of the accounts receivable aging related to acquisitions. Acquisition-related receivables have improved and ongoing accounts receivable have not deteriorated, and as a result the business has recorded no further significant bad debt reserve adjustments.

Atlantic Aviation expects selling, general and administrative expense to amount to approximately $175.0 million for 2010.

Atlantic Aviation – (continued)

Goodwill Impairment

The business performed an impairment test at the reporting unit level during the first half of 2009. Goodwill is considered impaired when the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, as determined under a two step approach. Based on the testing performed, the business recognized goodwill impairment charges of $53.2 million and $71.2 million in the quarter and six months ended June 30, 2009, respectively. No impairment charge was recorded during 2010.

Depreciation and Amortization

Depreciation and amortization expense includes non-cash impairment charges of $5.1 million and $30.8 million in the quarter and six months ended June 30, 2009, respectively.

Interest Expense, Net

Interest expense, net, includes interest incurred on the business’ debt, amortization of deferred financing costs, swap breakage fees associated with debt prepayment and non-cash losses on derivatives instruments. These items are summarized in the table below.

	Quarter Ended June 30,		Change Favorable/(Unfavorable)		Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2010	2009			2010	2009
	$	$	$	%	$	$	$	%
	($ In Thousands)
Interest income	—	(31)	(31)	NM	(14)	(78)	(64)	(82.1)
Interest paid on debt facility	13,825	14,279	454	3.2	27,575	29,298	1,723	5.9
Swap breakage fees associated with debt prepayment	695	1,547	852	55.1	3,205	6,706	3,501	52.2
Amortization of deferred financing costs	665	853	188	22.0	1,472	1,526	54	3.5
Non-cash loss (gain) on derivative instruments	11,604	(11,520)	(23,124)	NM	16,634	(5,247)	(21,881)	NM
Less: capitalized interest	(101)	(192)	(91)	(47.4)	(198)	(765)	(567)	(74.1)
Total interest expense, net	26,688	4,936	(21,752)	NM	48,674	31,440	(17,234)	(54.8)

NM – Not meaningful

The decrease in interest paid on debt facility primarily reflects an aggregate $113.4 million of prepayments of the term loan principal since February 2009.

Income Taxes

Income generated by Atlantic Aviation is included in our consolidated federal income tax return. The business files state income tax returns in more than 30 states in which it operates. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business.

While Atlantic Aviation as a whole expects to generate a current year federal income tax loss, certain entities within the business will generate state taxable income. For the year ending December 31, 2010, the business expects to pay state income taxes of approximately $574,000, of which $287,000 was recorded in the six months ended June 30, 2010.

The business has approximately $45.0 million of state NOL carryforwards. State NOL carryforwards are specific to the state in which the NOL was generated and various states impose limitations on the utilization of NOL carryforwards. Therefore, the business may incur state income tax liabilities in the near future, even if consolidated state taxable income is less than $45.0 million.

Liquidity and Capital Resources

Consolidated

Our primary cash requirements include normal operating expenses, debt service, debt principal payments and maintenance capital expenditures. Our primary source of cash is operating activities, although we could borrow against existing credit facilities, issue additional LLC interests or sell assets to generate cash.

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

We have capitalized our businesses, in part, using project finance style debt. Project finance style debt is limited-recourse, floating rate, non-amortizing debt with a medium term maturity of between five and seven years, although the principal balance on the term loan debt at Atlantic Aviation is being prepaid using the excess cash generated by the business. At June 30, 2010, the average remaining maturity of the drawn balances of the primary debt facilities across all of our businesses, including our proportional interest in the revolving credit facility of IMTT, was approximately 4.0 years. In light of the improvement in the functioning of the credit markets generally, and the leverage and interest coverage ratios, we expect each of these businesses to successfully refinance their long-term debt on economically sensible terms at maturity.

The section below discusses the sources and uses of cash on a consolidated basis and for each of our businesses and investments. All inter-company activities such as corporate allocations, capital contributions to our businesses and distributions from our businesses have been excluded from the tables as these transactions are eliminated in consolidation.

Analysis of Consolidated Historical Cash Flows from Continuing Operations

	Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2010	2009
	$	$	$	%
	($ In Thousands)
Cash provided by operating activities	41,646	39,762	1,884	4.7
Cash used in investing activities	(9,057)	(11,772)	2,715	23.1
Cash used in financing activities	(30,625)	(57,461)	26,836	46.7

Operating Activities

Consolidated cash provided by operating activities comprises primarily the cash from operations of the businesses we own, as described in each of the business discussions below. The cash flow from our consolidated business’ operations is partially offset by expenses paid at the corporate level, including base management fees paid in cash, professional fees and interest incurred in the prior periods on any amounts drawn on our revolving credit facility.

The increase in consolidated cash provided by operating activities was primarily due to:

•	improved operating performance at Atlantic Aviation due to stable gross profit and cost savings;
•	lower interest paid on the reduced term loan balance for Atlantic Aviation and no interest paid on holding company debt;
•	decreased payment of interest rate swap breakage fees relating to the prepayment of the outstanding principal balance on Atlantic Aviation’s term loan debt; and
•	improved operating results at the energy-related businesses; partially offset by
•	a smaller dividend received from IMTT.

Distributions from IMTT are reflected in our consolidated cash provided by operating activities only up to our 50% share of IMTT’s positive earnings. Amounts in excess of this, and any distributions when IMTT records a net loss, are reflected in our consolidated cash from investing activities. For 2010, $5.0 million in distributions were included in cash from operating activities compared with $7.0 million in dividends received in 2009.

Investing Activities

The decrease in consolidated cash used in investing activities was primarily due to:

•	lower capital expenditures at Atlantic Aviation due to timing of projects;
•	cash received from the PCAA bankruptcy estate for expenses paid on behalf of PCAA during its operations; partially offset by
•	an increase in capital expenditures at the energy-related businesses, primarily investment in capital leased assets at District Energy.

Financing Activities

The decrease in consolidated cash used in financing activities was primarily due to larger debt principal repayments in 2009 following the amendment of the Atlantic Aviation term loan debt facility on February 25, 2009, compared with the debt principal repayments made in 2010.

Our businesses are capitalized with a mix of equity and project-financing style debt. We believe we can prudently maintain relatively high levels of leverage due to the generally sustainable and stable long-term cash flows our businesses have provided in the past and which we expect to continue in the future as discussed above. Our project finance debt is non-amortizing and we expect to be able to refinance the outstanding balances of the term loan at maturity, except at Atlantic Aviation, where all excess cash flow from the business is being used to prepay the outstanding principal balance of the term loan. Similarly, excess cash flow generated at District Energy will be applied toward the principal balance of the term loan during the last two years before maturity. The majority of our businesses also maintain revolving capital expenditure and/or working capital facilities.

See below for further description of the cash flows related to our businesses.

Energy-Related Businesses

IMTT

The following analysis represents 100% of the cash flows of IMTT, rather than just the composition of cash flows that are included in our consolidated cash flows. We believe this is the most appropriate and meaningful approach to discussing the historical cash flow trends of IMTT. We account for our 50% ownership of this business using the equity method. Distributions from IMTT when IMTT records a net loss, or pays distributions in excess of our share of its earnings, are reflected in investing activities in our consolidated cash flow.

	Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2010	2009
	$	$	$	%
	($ In Thousands)
Cash provided by operating activities	68,677	66,836	1,841	2.8
Cash used in investing activities	(37,171)	(83,119)	45,948	55.3
Cash (used in) provided by financing activities	(28,018)	29,960	(57,978)	(193.5)

Operating Activities

Cash provided by operating activities at IMTT is generated primarily from storage rentals and ancillary services that are billed monthly and paid on various terms. Cash used in operating activities is mainly for payroll and benefits costs, maintenance and repair of fixed assets, utilities and professional services, interest payments and payments to tax jurisdictions. Cash provided by operating activities increased primarily due to improved operating results, partially offset by an increase in working capital requirements in 2010.

Working capital declined in 2009 as we received payments from previously executed oil spill jobs. Conversely in 2010, working capital has increased significantly due to the work being performed in connection with the BP oil spill in the Gulf of Mexico. Customers are paying as agreed under usual and customary terms.

Investing Activities

Cash used in investing activities primarily relates to capital expenditures discussed below, as well as the payment of accrued purchases recorded in prior periods. Capital expenditures decreased from $66.0 million in 2009 to $34.4 million in 2010 primarily reflecting a reduction in growth capital expenditures.

Maintenance Capital Expenditure

IMTT incurs maintenance capital expenditures to prolong the useful lives and increase the service capacity of existing revenue-producing assets. Maintenance capital expenditures includes the refurbishment of storage tanks, piping, dock facilities, and environmental capital expenditures, principally in relation to improvements in containment measures and remediation.

During the six months ended June 30, 2010 and 2009, IMTT incurred $19.0 million and $16.7 million, respectively, on maintenance capital expenditures, including (i) $16.6 million and $14.5 million, respectively, principally in relation to refurbishments of tanks, docks and other infrastructure and (ii) $2.4 million and $2.2 million, respectively, on environmental capital expenditures, principally in relation to improvements in containment measures and remediation.

For the full-year 2010, IMTT expects to spend approximately $45.0 million to $50.0 million on maintenance capital expenditures. IMTT anticipates that maintenance capital expenditures will remain at elevated levels through 2014.

Energy-Related Business: IMTT – (continued)

Growth Capital Expenditure

During the first half of 2010, IMTT funded $15.4 million of the $54.8 million of previously announced pending growth capital projects and brought on line an additional 700,000 barrels of storage. This compares with growth capital expenditures of $49.3 million in the first half of 2009. The remainder of the announced spending will be largely completed by December 31, 2010.

As of June 30, 2010, IMTT has ongoing growth projects for the construction or refurbishment of 385,000 barrels of storage. The projects under construction or refurbishment are expected to have a total cost of $14.4 million and will contribute approximately $6.2 million to IMTT's gross profit and EBITDA on an annualized basis. Of the $14.4 million, $9.9 million remained to be spent as of June 30, 2010.

In addition, IMTT is engaged in the construction or upgrade of storage related infrastructure. These projects are expected to cost $33.9 million, with $26.8 million remaining to be spent as of June 30, 2010.

IMTT continues to review numerous additional growth opportunities with an aggregate value between $200.0 million and $250.0 million and has been progressing on these opportunities. Discussions have progressed following the successful upsizing of its credit facility on June 18, 2010 as discussed below. IMTT expects to fund these potential projects with draw downs against the upsized credit facility and cash from operations.

Financing Activities

Cash flows from financing activities decreased primarily due to net debt repayments in 2010 as compared with net borrowings in 2009. In the first six months of 2010, IMTT made a $5.0 million distribution to both of its shareholders, compared with $7.0 million in the first six months of 2009.

At June 30, 2010, the outstanding balance on IMTT’s debt facilities, excluding capitalized leases, consisted of $338.6 million in revolving credit facilities, $251.3 million in tax exempt bonds and $32.6 million in shareholder loans. The weighted average interest rate of the outstanding debt facilities, including any interest rate swaps and fees associated with outstanding letters of credit is 5.53%. Cash interest paid was $15.9 million and $14.2 million for 2010 and 2009, respectively.

On June 18, 2010, IMTT amended its revolving credit facility. The amendment increased the size of the facility from $625.0 million ($600.0 million U.S. dollar denominated and $25.0 million equivalent Canadian dollar denominated) to $1,100.0 million ($1,070.0 million U.S. dollar denominated and $30.0 million equivalent Canadian dollar denominated) and extended the maturity on $970.0 million two years from June 7, 2012 to June 7, 2014 with the remaining $130.0 million maturing on June 7, 2012. The facility was used to fully repay the $30.0 million Regions Term Loan as well as the $65.0 million DNB Term Loan.

In addition, the amendment removes a limitation on IMTT’s ability to grant liens when entering into additional debt agreements. Specifically, IMTT may enter into additional debt agreements and grant liens in relation to such debt agreements provided that obligations are secured on not less than a pari-passu basis. The increased commitment will be used to fund IMTT’s expansion and is expected to be more than adequate to fully fund existing and reasonably foreseeable growth capital expenditure plans.

Energy-Related Business: IMTT – (continued)

The key terms of the amended credit facility are summarized below:

	USD Revolving Credit Facility – Extended	USD Revolving Credit Facility – Non Extended	USD DNB Nor Loans	CAD Revolving Credit Facility – Extended
Total Committed Amount	$875.0 million	$130.0 million	$65.0 million	$30.0 million
Maturity	June 7, 2014	June 7, 2012	December 31, 2012 (at which time it converts to USD Revolving Credit Facility — Extended)	June 7, 2014
Uncommitted Expansion Amounts	$130.0 million, subject to corresponding reductions in other commitments	$0	$0	$0
Amortization	Revolving, payable at maturity	Revolving, payable at maturity	Term loan, payable at maturity	Revolving, payable at maturity
Interest Rate	Floating at LIBOR plus a margin based on the ratio of Debt to adjusted EBITDA of IMTT and its affiliates, as follows:	Floating at LIBOR plus a margin based on the ratio of Debt to adjusted EBITDA of IMTT and its affiliates, as follows:	Floating at LIBOR plus 1.00% through December 2012, thereafter per the terms of the USD Revolving Credit Facility	Floating at Bankers’ Acceptances (BA) Rate plus a margin based on the ratio of Debt to adjusted EBITDA of IMTT and its affiliates, as follows:
	< 2.0x L+1.50% < 2.5x L+1.75% < 3.0x L+2.00% < 3.75x L+2.25% < 4.0x L+2.50% > = 4.0x L+2.75%	< 2.0x L+0.55% < 2.5x L+0.70% < 3.0x L+0.85% < 3.75x L+1.00% < 4.0x L+1.25% > = 4.0x L+1.50%		< 2.0x BA+1.50% < 2.5x BA+1.75% < 3.0x BA+2.00% < 3.75x BA+2.25% < 4.0x BA+2.50% > = 4.0x BA+2.75%
Commitment Fees	A percentage of undrawn committed amounts based on the ratio of Debt to adjusted EBITDA of IMTT and its affiliates, as follows:	A percentage of undrawn committed amounts based on the ratio of Debt to adjusted EBITDA of IMTT and its affiliates, as follows:	N/A	A percentage of undrawn committed amounts based on the ratio of Debt to adjusted EBITDA of IMTT and its affiliates, as follows:
	< 2.0x 0.250% < 2.5x 0.250% < 3.0x 0.250% < 3.75x 0.375% < 4.0x 0.375% > = 4.0x 0.500%	< 2.0x 0.125% < 2.5x 0.150% < 3.0x 0.175% < 3.75x 0.200% < 4.0x 0.250% > = 4.0x 0.250%		< 2.0x 0.250% < 2.5x 0.250% < 3.0x 0.250% < 3.75x 0.375% < 4.0x 0.375% > = 4.0x 0.500%

Except for the changes discussed above, the terms of the facility, including covenants and events of default, were not amended. Interest rate swap contracts hedging a portion of the original facility have been maintained.

The financial covenant requirements under IMTT’s credit facilities, and the calculation of these measures at June 30, 2010, were as follows:

USD/CAD Revolving Credit Facility
Debt to EBITDA Ratio: Max 4.75x
(at June 30, 2010: 3.03x)
EBITDA to Interest Ratio: Min 3.00x
(at June 30, 2010: 8.17x)

The Gas Company

	Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2010	2009
	$	$	$	%
	($ In Thousands)
Cash provided by operating activities	11,089	11,831	(742)	(6.3)
Cash used in investing activities	(3,910)	(3,497)	(413)	(11.8)
Cash provided by financing activities	—	—	—	—

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

The decrease from 2009 to 2010 was primarily due to higher inventory, lower accounts payable and timing of prepaid insurance payments, offset by improved operating results and lower revenue-based taxes.

Investing Activities

Cash used in investing activities is primarily comprised of capital expenditures. Capital expenditures for the non-utility business are funded by cash from operating activities and capital expenditures for the utility business are funded by drawing on credit facilities as well as cash from operating activities.

Maintenance Capital Expenditure

Maintenance capital expenditures include replacement of pipeline sections, improvements to the business’ transmission system and SNG plant, improvements to buildings and other property and the purchase of equipment. These expenditures were higher compared to the prior year due to a higher level of pipeline renewals, expenditures for SNG plant components and facility upgrades.

Growth Capital Expenditure

Growth capital expenditures include the purchase of meters, regulators and propane tanks for new customers, the cost of installing pipelines for new residential and commercial construction and the renewable feedstock pilot program.

The following table sets forth information about capital expenditures in The Gas Company:

	Maintenance	Growth
Six months ended June 30, 2009	$1.3 million	$2.3 million
Six months ended June 30, 2010	$1.7 million	$2.2 million
2010 full year projected	$5.5 million	$6.5 million
Commitments at June 30, 2010	$122,000	$1.5 million

The business expects to fund its total 2010 capital expenditures from cash from operating activities and available debt facilities. Capital expenditures for 2010 are expected to be higher than previous years due to required pipeline maintenance and inspection involving the relocation and upgrade of two sections of the transmission pipeline near the SNG plant as part of an integrity management program due by 2012 and a pilot project at the SNG plant to create gas from renewable feedstock sources. Commitments at June 30, 2010 primarily relate to the renewable feedstock project.

Financing Activities

At June 30, 2010, the outstanding balance on the business’ debt facilities consisted of $160.0 million in term loan facility borrowings and $19.0 million in capital expenditure facility borrowings. In July 2010, the business repaid $10.0 million of its capital expenditure facility borrowings.

Energy-Related Business: The Gas Company – (continued)

The Gas Company has interest rate swaps hedging 100% of the interest rate exposure under the two $80.0 million term loan facilities that effectively fix the interest rate at 4.8375% (excluding the margin). In March 2009, The Gas Company entered into an interest rate basis swap agreement with its existing debt and swap counterparties. The basis swap, which reduced the weighted average annual interest rate on the business’ primary debt facilities by approximately 24.75 basis points, expired in March 2010. The resulting weighted average interest rate of the outstanding debt facilities including any interest rate swaps at June 30, 2010 is 4.85%. The business paid approximately $4.3 million in interest expense related to its debt facilities in 2010 and 2009.

The Gas Company also has an uncommitted unsecured short-term borrowing facility of $7.5 million that was renewed during the second quarter of 2010. This credit line bears interest at the lending bank’s quoted rate or prime rate. The facility is available for working capital needs. No amounts were outstanding as of June 30, 2010.

The main drivers for cash from financing activities are debt financings for capital expenditures and the repayment of outstanding credit facilities. There were no borrowings or repayments during the quarter.

The financial covenants triggering distribution lock-up under the business’ credit facility are as follows:

•	12 mo. look-forward and 12 mo. look-backward adjusted EBITDA/interest <3.5x (distribution lock-up) and <2.5x (default). The ratio at June 30, 2010 was 5.7x.

Additionally, the HPUC requires the consolidated debt to total capital for HGC Holdings not to exceed 65.0% and $20.0 million to be readily available in cash resources at The Gas Company, HGC Holdings or MIC. At June 30, 2010, the debt to total capital ratio was 62.4% and $20.0 million in cash resources was readily available.

For a description of the material terms of The Gas Company’s credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2009. We have not had any material changes to these credit facilities since February 25, 2010, our 10-K filing date.

District Energy

The following analysis represents 100% of the cash flows of District Energy.

	Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2010	2009
	$	$	$	%
	($ In Thousands)
Cash provided by operating activities	2,561	4,841	(2,280)	(47.1)
Cash used in investing activities	(3,246)	(3,403)	157	4.6
Cash (used in) provided by financing activities	(172)	2,686	(2,858)	(106.4)

Operating Activities

Cash provided by operating activities is driven primarily by customer receipts for services provided and leased equipment payments received (including non-revenue lease principal). Cash used in operating activities is driven by the timing of payments for electricity, vendor services or supplies and the payment of payroll and benefit costs. The decline in cash provided by operating activities was due primarily to a requirement that the business prepay a portion of its 2010 electricity supply contract one month in advance. District Energy accepted these prepayment terms to minimize the overall per unit cost of electricity. These cost savings are passed on to the business’ customers. The business did not need to prepay its electricity cost under its 2009 supply contract nor will it need to prepay under the terms of its 2011 supply contract.

Energy-Related Business: District Energy – (continued)

Investing Activities

Cash used in investing activities mainly comprises capital expenditures, which are generally funded by drawing on available facilities. Cash used in investing activities in 2009 and 2010 primarily funded growth capital expenditures for new customer connections and plant expansion.

Maintenance Capital Expenditure

The business expects to spend approximately $1.0 million per year on capital expenditures relating to the replacement of parts, system reliability, customer service improvements and minor system modifications. Maintenance capital expenditures will be funded from available debt facilities and cash from operating activities. These expenditures were higher in the first six months of 2010 due to the timing of spend on ordinary course maintenance projects.

Growth Capital Expenditure

The following table summarizes growth capital expenditures committed by District Energy, as well as the gross profit and EBITDA expected to be generated by those expenditures. Of the $25.0 million total, approximately $24.2 million, or 97%, has been spent as of June 30, 2010.

	Capital Expenditure Cost	Gross Profit/EBITDA(1)	Expected Date for Gross Profit/EBITDA
	($ in Millions)
Chicago Plant and Distribution System Expansion	$7.7
New Chicago Customer Connections and Minor System Modifications	6.6
	$14.3	$4.9	2007 – 2013
Chicago Plant Renovation and Expansion	10.7	1.3	2009 – 2011
Total	$25.0	$6.2

(1)	Represents projected increases in annualized EBITDA in the first year following completion of the project.

New customers will typically reimburse the business for a substantial portion of expenditures related to connecting them to the business’ system, thereby reducing the impact of this element of capital expenditure. In addition, new customers generally have up to two years after their initial service date to increase capacity up to their final contracted tons, which may defer a small portion of the expected gross profit and EBITDA. As of August 4, 2010, the business has signed contracts representing approximately 80% of expected additional gross profit and EBITDA relating to the Chicago projects in the table above. Customers representing approximately 55%, of the $6.2 million of expected additional gross profit and EBITDA, are currently in service.

The business expects to fund the capital expenditures for system expansion and interconnection by drawing on debt facilities. The following table sets forth information about District Energy’s capital expenditures:

	Maintenance	Growth
Six months ended June 30, 2009	$175,000	$3.2 million
Six months ended June 30, 2010	$719,000	$127,000
2010 full year projected	$1.1 million	$1.4 million
Commitments at June 30, 2010	$349,000	$702,000

In 2009, District Energy incurred capital expenditures related to the Chicago plant renovation and expansion in addition to connecting new customers to its district cooling system. This resulted in higher growth capital expenditures in 2009 as compared to 2010.

Energy-Related Business: District Energy – (continued)

In early 2009, District Energy’s Las Vegas operation began providing service to a new customer building. This new customer began receiving full service in February 2010 and is expected to contribute approximately $300,000 per year to gross profit and EBITDA. This service required a $3.0 million system expansion of the Las Vegas facility, of which $300,000 was funded through a capital contribution from the noncontrolling shareholder of District Energy’s Las Vegas operation (see “Financing Activities” below).

Financing Activities

At June 30, 2010, the outstanding balance on the business’ debt facilities consisted of $170.0 million in term loan facilities.

In March 2009, District Energy entered into an interest rate basis swap agreement with its existing debt and swap counterparties. The basis swap, which reduced the weighted average annual interest rate on the business’ primary debt facility by approximately 24.75 basis points, expired in March 2010. The resulting weighted average interest rate of the outstanding debt facilities, including any interest rate swaps and fees associated with outstanding letters of credit at June 30, 2010, is 5.53%. Cash interest paid was $4.9 million and $4.8 million for 2010 and 2009, respectively.

The decrease in cash provided by financing activities was primarily due to decreased borrowings under the business’ credit facility to finance growth and maintenance capital expenditure, partially offset by a $300,000 capital contribution from the noncontrolling interest shareholder of District Energy’s Las Vegas operations (as discussed above in “Investing Activities”).

The financial covenants under the business’ credit facility and the calculation of these measures at June 30, 2010 were as follows:

•	Backward Interest Coverage Ratio > 1.5x (distribution lock-up) and > 1.2x (debt default threshold). The ratio at June 30, 2010 was 2.5x.
•	Leverage Ratio (funds from operations less interest expense to net debt) for the previous 12 months equal to or greater than 6.0% (distribution lock-up) and 4.0% (debt default threshold). The ratio at June 30, 2010 was 6.8%.

For a description of the material terms of District Energy’s credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2009. We have not had any material changes to these credit facilities since February 25, 2010, our 10-K filing date.

Atlantic Aviation

	Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2010	2009
	$	$	$	%
	($ In Thousands)
Cash provided by operating activities(1)	29,331	26,738	2,593	9.7
Cash used in investing activities	(2,504)	(4,872)	2,368	48.6
Cash used in financing activities(2)	(29,605)	(57,548)	27,943	48.6

(1)	In the first quarter of 2009, Atlantic Aviation recorded $1.2 million of debt advisory fees. These fees were transferred to MIC Inc. during the third quarter of 2009, and have been excluded above.
(2)	During the first quarter of 2009, we provided Atlantic Aviation with a capital contribution of $50.0 million to pay down $44.6 million of debt. The remainder of the capital contribution was used to pay interest rate swap breakage fees and expenses. This contribution has been excluded from the above table as it is eliminated on consolidation.

Atlantic Aviation – (continued)

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

Working capital levels increased as a result of higher receivables, partially offset by improved collection cycles. The increase in the receivables balance at June 30, 2010 is attributable to higher general aviation activities as compared with the prior comparable period.

Investing Activities

Cash used in investing activities relates primarily to capital expenditures. The decrease in cash used in investing activity is primarily due to lower growth capital expenditures by the business.

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

Growth Capital Expenditure

Growth capital expenditures are incurred primarily in connection with lease extensions and only where the business expects to receive an appropriate return relative to its cost of capital. Historically these expenditures have included development of hangars, terminal buildings and ramp upgrades. The business has generally funded these projects through its growth capital expenditure facility or capital contributions from MIC.

The following table sets forth information about capital expenditures in Atlantic Aviation:

	Maintenance	Growth
Six months ended June 30, 2009	$1.5 million	$3.4 million
Six months ended June 30, 2010	$1.9 million	$676,000
2010 full year projected	$7.6 million	$6.7 million
Commitments at June 30, 2010	$300,000	$200,000

The decrease in growth capital expenditures from 2009 primarily relates to the completion of a terminal and ramp project in Nashville, Tennessee. The increase in the 2010 full year growth capital expenditures reflects the construction costs of a greenfield fixed based operation in Oklahoma City.

Financing Activities

At June 30, 2010, the outstanding balance on the business’ debt facilities consisted of $786.6 million in term loan facility borrowings, which is 100% hedged with interest rate swaps, and $44.9 million in capital expenditure facility borrowings. In March 2009, Atlantic Aviation entered into an interest rate basis swap agreement with its existing debt and swap counterparties. The basis swap, which reduced the weighted average annual interest rate on the business’ primary debt facility by approximately 19.50 basis points, expired in March 2010. The resulting weighted average interest rate on the term loan is 6.81%. The interest rate applicable on the capital expenditure facility is the three-month US Libor plus a margin of 1.60%. For the six months ended June 30, 2010 and 2009, the business paid approximately $27.6 million and $29.3 million in interest expense, respectively, excluding interest rate swap breakage fees, related to its debt facilities.

Atlantic Aviation – (continued)

The decrease in cash used in financing activities is primarily due to a larger debt prepayment in the first half of 2009. In the six months ended June 30, 2010 and 2009, the business pre-paid $31.7 million and $60.6 million, respectively, of debt principal and $3.2 million and $6.7 million, respectively, of interest rate swap breakage fees.

In August 2010, the business prepaid $9.0 million of term loan principal and incurred approximately $935,000 in swap breakage fees. As a result of this prepayment, the proforma leverage ratio would decrease to 7.27x based upon the trailing twelve months June 30, 2010 EBITDA, as calculated under the facility.

The financial covenant requirements under Atlantic Aviation’s credit facility, and the calculation of these measures at June 30, 2010, were as follows:

•	Debt Service Coverage Ratio > 1.2x (default threshold). The ratio at June 30, 2010 was 1.97x.
•	Leverage Ratio debt to EBITDA for the trailing twelve months < 8.00x (default threshold). The ratio at June 30, 2010 was 7.35x.

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

Commitments and Contingencies

At June 30, 2010 there were no material changes in our future commitments and contingencies from December 31, 2009, except for the mandatory prepayment we expect to make under the cash sweep terms of Atlantic Aviation’s credit facility from long-term debt to current portion of long-term debt in our consolidated condensed balance sheet.

Under the amended terms of Atlantic Aviation’s credit facility, the business will apply all excess cash flow from the business to prepay the debt principal for the foreseeable future. For the quarter and six months ended June 30, 2010, Atlantic Aviation used $7.7 million and $34.9 million, respectively, of excess cash flow to prepay $7.0 million and $31.7 million, respectively, of the outstanding principal balance of the term loan debt under the facility and $695,000 and $3.2 million, respectively, in interest rate swap breakage fees. Actual prepayment amounts in the periods beginning June 30, 2011 through the maturity of the facility will depend on the performance of the business.

In August 2010, Atlantic Aviation used $9.9 million of excess cash flow to prepay $9.0 million of the outstanding principal balance of the term loan debt and incurred $935,000 in interest rate swap breakage fees.

See Note 9, “Long-Term Debt”, to our consolidated condensed financial statements in Part I, Item 1 of this Form 10-Q for further discussion.

At June 30, 2010, we did not have any outstanding material purchase obligations. For a discussion of our other future obligations, due by period, under the various contractual obligations, off-balance sheet arrangements and commitments, please see “Liquidity and Capital Resources — Commitments and Contingencies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on February 25, 2010. We have not had any material changes to our commitments except as discussed above.

In addition, at June 30, 2010, we did not have any material reserves for contingencies. We have other contingencies, including pending threatened legal and administrative proceedings that are not reflected at this time as they are not ascertainable.

Our sources of cash to meet these obligations are as follows:

•	cash generated from our operations (see “Operating Activities” in “Liquidity and Capital Resources”);
•	refinancing our current credit facilities on or before maturity (see “Financing Activities” in “Liquidity and Capital Resources”); and
•	cash available from our undrawn credit facilities (see “Financing Activities” in “Liquidity and Capital Resources”).

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

We perform impairment reviews of property and equipment and intangibles subject to amortization, when events or circumstances indicate that assets are less than their carrying amount and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. In this circumstance, the impairment charge is determined based upon the amount by which the net book value of the assets exceeds their fair market value. Any impairment is measured by comparing the fair value of the asset to its carrying value.

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

Item 4. Controls and Procedures

Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010. There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the six months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

See Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on February 25, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders [Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

An exhibit index has been filed as part of this Report on page E-1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACQUARIE INFRASTRUCTURE COMPANY LLC
Dated: August 4, 2010	By: /s/ James Hooke Name: James Hooke Title: Chief Executive Officer
Dated: August 4, 2010	By: /s/ Todd Weintraub Name: Todd Weintraub Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
2.1*	Asset Purchase Agreement, dated as of April 29, 2010, among PCAA Parent, LLC, its subsidiaries listed on the signature pages thereto and Commercial Finance Services 2907 Inc.
10.1*	Second Amendment to Revolving Credit Agreement, dated as of June 18, 2010, by and among International-Matex Tank Terminals, IMTT-BAYONNE, IMTT-QUEBEC INC. and IMTT-NTL, LTD., the several banks and other financial institutions from time to time party hereto, Suntrust Bank, in its capacity as administrative agent for the Lenders, as the U.S. issuing bank and as swingline lender, and Royal Bank of Canada, as Canadian funding agent for the Canadian Lenders and as the Canadian issuing bank.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith.

E-1