Form 10-Q
period 2010-09-30
Macquarie Infrastructure CO LLC
filed 2010-11-03
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-Q
___________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to ____________

Commission File Number: 001-32384

___________________________

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

 ___________________________

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

There were 45,715,448 limited liability company interests without par value outstanding at November 2, 2010.

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

We own, operate and invest in a diversified group of infrastructure businesses that provide basic services, such as chilled water for building cooling and gas utility services to businesses and individuals primarily in the U.S. The businesses we own and operate are energy-related businesses consisting of: a 50% interest in IMTT, The Gas Company, and our controlling interest in District Energy; and Atlantic Aviation.

Our infrastructure businesses generally operate in sectors with limited competition and significant barriers to entry, including high initial development and construction costs, the existence of long-term contracts or the requirement to obtain government approvals and a lack of immediate cost-efficient alternatives to the services provided. Overall they tend to generate sustainable long-term cash flows.

Distributions

We believe we achieved prudent levels of cash reserves at both our holding company and operating companies. In addition, our results of operations and balance sheet have improved sufficiently, along with improved capital market conditions, to give us confidence in our ability to refinance our debt on or before maturity. The precise timing and amount of any distribution will be based on the continued stable performance of the Company’s businesses, the outcome of the budgeting process currently underway and the economic conditions prevailing at the time of any authorization. Management believes that any distribution would be characterized as a dividend for tax purposes rather than as a return of capital.

Continuing Operations

Our energy-related businesses were largely resistant to the recent economic downturn, primarily due to the contracted or utility-like nature of their revenues combined with the essential services they provide and the contractual or regulatory ability to pass through most cost increases to customers. We believe these businesses are generally able to generate consistent cash flows throughout the business cycle.

The results of Atlantic Aviation have been negatively affected since mid-2008 by the slower economy and declining general aviation activity levels through mid-2009. However, general aviation activity levels stabilized in the second half of 2009 and showed year on year growth in December 2009 and through the third quarter of 2010. This stabilization, combined with expense reduction efforts, results in an improving outlook for the business.

We will continue to apply excess cash flow generated by Atlantic Aviation to the reduction of that business’ term loan principal, consistent with the amendments to the debt facility that we agreed to in February 2009. Such repayments enhance our ability to successfully refinance this debt when it matures in 2014.

Discontinued Operations

On June 2, 2010, we concluded the sale in bankruptcy of an airport parking business (‘‘Parking Company of America Airports’’ or ‘‘PCAA’’), resulting in a pre-tax gain of $130.3 million, of which $76.5 million related to the forgiveness of debt, and the elimination of $201.0 million of current debt from liabilities from our consolidated condensed balance sheet. The results of operations from this business and the gain from the bankruptcy sale are separately reported as a discontinued operations in the Company’s consolidated condensed financial statements. This business is no longer a reportable segment. As a part of the bankruptcy sale process, substantially all of the cash proceeds were used to pay the creditors of this business and were not paid to us. We received $602,000 from the PCAA bankruptcy estate for expenses paid on behalf of PCAA during its operations. See Note 5, ‘‘Discontinued Operations’’, in our consolidated condensed financial statements in Part I of this Form 10-Q for financial information and further discussions.

MIC had continued to guarantee one lease of its formerly owned airport parking business. This guarantee has been terminated in consideration of $1.2 million to be paid by the Company over three years, of which $930,000 will be reimbursed by the new owners of the business.

MIC Inc. Revolving Credit Facility

Until March 31, 2010, the Company had a revolving credit facility provided by various financial institutions, including entities within the Macquarie Group. The facility was repaid in full in December 2009 and no amounts were outstanding under the revolving credit facility as of December 31, 2009 or at the facility’s maturity on March 31, 2010.

Income Taxes

We file a consolidated federal income tax return that includes the taxable income of all our businesses, except IMTT and District Energy, which file separate income tax returns. We will include in our taxable income the taxable portion of any distributions from those businesses, which qualify for the 80% dividends received deduction.

As a result of available federal net operating loss carryforwards, we do not expect to have consolidated regular federal taxable income or regular federal tax payments at least through the 2012 tax year. The cash state and local taxes paid by our individual businesses are discussed in the sections entitled ‘‘Income Taxes’’ for each of our individual businesses.

Results of Operations

Consolidated

Key Factors Affecting Operating Results

•	strong performance in our energy-related businesses reflecting:
•	increase in revenue and gross profit from IMTT spill response activity in the Gulf Coast;
•	increases in average storage rates and storage capacity at IMTT;
•	increase in underlying margins and flat volumes at The Gas Company; and
•	increase in gross profit at District Energy driven by higher average temperatures and a net increase in contracted capacity from new customers.
•	contribution from Atlantic Aviation reflecting:
•	higher general aviation fuel volumes;
•	cost reductions; and
•	lower interest expense as a result of the early repayment of the outstanding term loan debt; partially offset by
•	a decrease in non-fuel revenue, primarily driven by lower tie-down and miscellaneous fixed base operation related services.

Results of Operations: Consolidated - (continued)

Our consolidated results of operations are as follows:

	Quarter Ended September 30,		Change (from 2009 to 2010) Favorable/(Unfavorable)		Nine Months Ended September 30,		Change (from 2009 to 2010) Favorable/(Unfavorable)
	2010	2009 (1)	$	%	2010	2009(1)	$	%
	($ in Thousands) (Unaudited)

Revenue
Revenue from product sales	$129,217	$103,017	26,200	25.4	$374,412	$281,639	92,773	32.9
Revenue from product sales - utility	28,232	26,056	2,176	8.4	83,517	67,637	15,880	23.5
Service revenue	54,598	55,299	(701)	(1.3)	157,598	163,603	(6,005)	(3.7)
Financing and equipment lease income	1,251	1,190	61	5.1	3,767	3,587	180	5.0
Total revenue	213,298	185,562	27,736	14.9	619,294	516,466	102,828	19.9

Costs and expenses
Cost of product sales	78,843	61,923	(16,920)	(27.3)	235,784	162,334	(73,450)	(45.2)
Cost of product sales - utility	22,467	20,088	(2,379)	(11.8)	66,931	52,024	(14,907)	(28.7)
Cost of services	16,625	13,460	(3,165)	(23.5)	41,088	35,600	(5,488)	(15.4)
Gross profit	95,363	90,091	5,272	5.9	275,491	266,508	8,983	3.4

Selling, general and administrative	50,486	50,054	(432)	(0.9)	150,742	154,922	4,180	2.7
Fees to manager - related party	2,380	1,639	(741)	(45.2)	6,837	2,952	(3,885)	(131.6)
Goodwill impairment	-	-	-	-	-	71,200	71,200	NM
Depreciation	6,973	7,177	204	2.8	21,897	29,597	7,700	26.0
Amortization of intangibles	8,743	9,126	383	4.2	26,154	51,923	25,769	49.6

Total operating expenses	68,582	67,996	(586)	(0.9)	205,630	310,594	104,964	33.8

Operating income (loss)	26,781	22,095	4,686	21.2	69,861	(44,086)	113,947	NM

Other income (expense)
Interest income	2	7	(5)	(71.4)	22	108	(86)	(79.6)
Interest expense (2)	(24,844)	(39,308)	14,464	36.8	(98,505)	(74,977)	(23,528)	(31.4)
Equity in earnings and amortization
charges of investees	7,804	1,178	6,626	NM	19,171	16,655	2,516	15.1
Loss on derivative instruments	-	-	-	-	-	(25,238)	25,238	NM
Other income, net	1,269	296	973	NM	821	1,146	(325)	(28.4)

Net income (loss) from continuing operations before income taxes	11,012	(15,732)	26,744	170.0	(8,630)	(126,392)	117,762	93.2
(Provision) benefit for income taxes	(2,036)	(984)	(1,052)	(106.9)	12,541	36,403	(23,862)	(65.5)

Net income (loss) from continuing operations	$8,976	$(16,716)	25,692	153.7	$3,911	$(89,989)	93,900	104.3
Net (loss) income from discontinued operations, net of taxes	-	(1,680)	1,680	NM	81,199	(11,263)	92,462	NM
Net income (loss)	$8,976	$(18,396)	27,372	148.8	$85,110	$(101,252)	186,362	184.1
Less: net income (loss) attributable to noncontrolling interests	34	(48)	(82)	(170.8)	(1,317)	(920)	397	43.2
Net income (loss) attributable to MIC LLC	$8,942	$(18,348)	27,290	148.7	$86,427	$(100,332)	186,759	186.1

___________________
NM - Not meaningful
(1) Reclassified to conform to current period presentation.
(2) Interest expense includes non-cash losses on derivative instruments of $3.8 million and $35.5 million for the quarter and nine months ended September 30, 2010, respectively, and non-cash losses of $17.9 million and $4.8 million for the quarter and nine months ended September 30, 2009, respectively.

Gross Profit

Consolidated gross profit increased reflecting improved results for fuel-related services at Atlantic Aviation and at our energy-related businesses generally, offset by a decrease in non-fuel gross profit from Atlantic Aviation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2010 decreased primarily as a result of cost reduction efforts at Atlantic Aviation, offset by increases in our corporate segment for the quarter ended September 30, 2010 and our consolidated energy-related businesses for the quarter and nine months ended September 30, 2010.

Fees to Manager

Base fees to our Manager increased due to higher market capitalization. Our Manager elected to reinvest its first quarter 2010 base management fees in additional LLC interests. LLC interests for the first quarter of 2010 were issued to our Manager during the second quarter of 2010. The base management fee for the second quarter of 2010 was paid in cash to our Manager during the third quarter of 2010.  The base management fee in the amount of $2.4 million for the third quarter 2010 will be paid in cash to our Manager during the fourth quarter of 2010.

Results of Operations: Consolidated - (continued)

Goodwill Impairment

During the first six months of 2009, we recognized goodwill impairment charges of $71.2 million at Atlantic Aviation. There were no impairment charges in 2010.

Depreciation

The decrease in depreciation reflects non-cash asset impairment charges of $7.5 million recorded during the first six months of 2009 at Atlantic Aviation.  There were no impairment charges in 2010.

Amortization of Intangibles

The decrease in amortization of intangibles expense reflects non-cash asset impairment charges of $23.3 million recorded by Atlantic Aviation during the first six months of 2009. The impairments reduced the amortizable balance and the amount of amortization expense in 2010.

Interest Expense and Loss on Derivative Instruments

Interest expense includes non-cash losses on derivative instruments of $3.8 million and $35.5 million for the quarter and nine months ended September 30, 2010, respectively, and non-cash losses on derivative instruments of $17.9 million and $4.8 million for the quarter and nine months ended September 30, 2009, respectively.

The change in the non-cash losses on derivatives recorded both in interest expense and in loss on derivative instruments is attributable to the change in fair value of interest rate swaps, interest rate swap breaks related to the pay down of debt at Atlantic Aviation and includes the reclassification of amounts from accumulated other comprehensive loss into earnings, as Atlantic Aviation pays down its debt more quickly than anticipated.

Excluding the portion related to non-cash losses on derivatives, interest expense decreased due to a $128.0 million reduction of term loan debt at Atlantic Aviation and the repayment in the full amount of the outstanding balance of $66.4 million of MIC holding company debt during December 2009.

Equity in Earnings and Amortization Charges of Investees

Our equity in the earnings of IMTT increased reflecting our share of the improved operating results of the business and by our share of non-cash derivative gains for the nine months ended September 30, 2009, offset by our share of non-cash derivative losses for 2010 and the quarter ended September 30, 2009.

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

Results of Operations: Consolidated - (continued)

The following table reconciles our net loss from continuing operations before income taxes and noncontrolling interests to our taxable loss for the nine months ended September 30, 2010
($ in millions):

Net loss from continuing operations before income taxes and noncontrolling interests	$(8.6)
Adjustments for less than 80% owned businesses	(17.2)
State income taxes	1.3
Other adjustments	(0.4)
Taxable loss for the nine months ended September 30, 2010	$(24.9)

Accordingly, our tax benefit for the nine months ended September 30, 2010 is as follows ($ in millions):

Federal tax benefit at 35% on the tax loss for the nine months ended September 30, 2010	$8.7
Reduction in valuation allowance (discussed below)	2.6
State income tax benefit	1.2
Total tax benefit	$12.5

In determining the effective tax rate for the nine months ended September 30, 2009, we excluded the write-down to fair value of certain assets from ordinary income. Further, approximately $53.4 million of the write-down was attributable to goodwill and was a permanent book-tax difference, for which no tax benefit was recognized.

Valuation allowance:

As discussed in Note 18, ‘‘Income Taxes’’ in our consolidated financial statements, in Part II, Item 8 of our Form 10-K for 2009, from the date of sale of the noncontrolling interest in District Energy and onwards, we evaluate the need for a valuation allowance against our deferred tax assets without taking into consideration the deferred tax liabilities of District Energy. As of December 31, 2009, our valuation allowance was approximately $20.6 million.

During the nine months ended September 30, 2010, we reduced the valuation allowance to approximately $8.0 million, resulting in a decrease of $12.6 million. Of this decrease, $2.6 million has been recorded as part of benefit for income taxes included in continuing operations on the consolidated condensed statements of operations. The remaining balance of the decrease of $10.0 million is included in net income from discontinued operations.

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

Discontinued Operations

On June 2, 2010, we concluded the sale in bankruptcy of PCAA, resulting in a pre-tax gain of $130.3 million, of which $76.5 million related to the forgiveness of debt. The results of operations from this business and the gain from the bankruptcy sale are separately reported as a discontinued operations in our consolidated condensed financial statements and prior comparable periods have been restated to conform to the current period presentation. See Note 5, ‘‘Discontinued Operations’’, in our consolidated condensed financial statements in Part I of this Form 10-Q for financial information and further discussions.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow

In accordance with GAAP, we have disclosed EBITDA excluding non-cash items for our Company and each of our operating segments in Note 12, ‘‘Reportable Segments’’ in our consolidated condensed financial statements, as a key performance metric relied on by management in evaluating our performance. EBITDA excluding non-cash items is defined as earnings before interest, taxes, depreciation and amortization and noncash items, which includes impairments, derivative gains and losses and adjustments for other non-cash items reflected in the statements of operations. We believe EBITDA excluding non-cash items provides additional insight into the performance of our operating businesses relative to each other and similar businesses without regard to their capital structure, and their ability to service or reduce debt, fund capital expenditures and/or support distributions to the holding company.

Results of Operations: Consolidated - (continued)

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

In the quarter and nine months ended September 30, 2009, we disclosed EBITDA excluding only non-cash gains (losses) on derivative instruments. The following tables, reflecting results of operations for the consolidated group and for our businesses for the quarter and nine months ended September 30, 2009, have been conformed to current periods’ presentation reflecting EBITDA excluding all non-cash items and Free Cash Flow.

A reconciliation of net income (loss) attributable to MIC LLC from continuing operations to free cash flow from continuing operations, on a consolidated basis, is provided below:

Results of Operations: Consolidated - (continued)

	Quarter Ended September 30,		Change (from 2009 to 2010) Favorable/(Unfavorable)		Nine Months Ended September 30,		Change (from 2009 to 2010) Favorable/(Unfavorable)
	2010	2009 (1)	$	%	2010	2009(1)	$	%
	($ in Thousands) (Unaudited)
Net income (loss) attributable to MIC LLC from continuing operations (2)	$8,942	$(16,890)			$5,364	$(90,504)
Interest expense, net (3)	24,842	39,301			98,483	74,869
Provision (benefit) for income taxes	2,036	984			(12,541)	(36,403)
Depreciation (4)	6,973	7,177			21,897	29,597
Depreciation - cost of services (4)	1,639	1,541			4,910	4,506
Amortization of intangibles (5)	8,743	9,126			26,154	51,923
Goodwill impairment	-	-			-	71,200
Loss on derivative instruments	-	-			-	25,238
Equity in earnings and amortization
charges of investees (6)	2,196	(1,178)			(4,171)	(9,655)
Base management fees settled in LLC interests	-	1,639			2,189	2,490
Other non-cash expense, net	902	991			1,672	1,069
EBITDA excluding non-cash items from continuing operations	$56,273	$42,691	13,582	31.8	$143,957	$124,330	19,627	15.8

EBITDA excluding non-cash items from continuing operations	$56,273	$42,691			$143,957	$124,330
Interest expense, net (3)	(24,842)	(39,301)			(98,483)	(74,869)
Interest rate swap breakage fees (3)	(1,484)	(1,185)			(4,689)	(7,862)
Non-cash derivative losses recorded in interest expense (3)	5,307	19,047			40,186	12,659
Amortization of debt financing costs (3)	1,043	1,310			3,299	3,824
Equipment lease receivables, net	751	651			2,202	2,058
Provision/benefit for income taxes, net of changes in deferred taxes	325	(126)			(1,144)	(870)
Changes in working capital	963	1,295			(5,346)	4,874
Cash provided by operating activities	38,336	24,382			79,982	64,144
Changes in working capital	(963)	(1,295)			5,346	(4,874)
Maintenance capital expenditures	(3,053)	(2,749)			(6,802)	(5,984)
Free cash flow from continuing operations	$34,320	$20,338	13,982	68.7	$78,526	$53,286	25,240	47.4

___________________
(1) Reclassified to conform to current period presentation.
(2) Net income (loss) attributable to MIC LLC from continuing operations excludes net income attributable to noncontrolling interests of $34,000 and net loss attributable to noncontrolling interests of $1.453 million for the quarter and nine months ended September 30, 2010, respectively, and net income attributable to noncontrolling interests of $174,000 and $515,000 for the quarter and nine months ended September 30, 2009, respectively.

(3) Interest expense, net, includes non-cash losses on derivative instruments, non-cash amortization of deferred financing fees and interest rate swap breakage fees.
(4) Depreciation - cost of services includes depreciation expense for District Energy, which is reported in cost of services in our consolidated condensed statements of operations. Depreciation and Depreciation - cost of services does not include acquisition-related step-up depreciation expense of $1.7 million for each quarter in connection with our investment in IMTT, which is reported in equity in earnings and amortization charges of investees in our consolidated condensed statements of operations.

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

Energy-Related Businesses

IMTT

We account for our 50% interest in this business under the equity method. We recognized income of $19.2 million in our consolidated results for the nine months ended September 30, 2010. This includes our 50% share of IMTT’s net income, equal to $22.7 million for the period, offset by $3.5 million of acquisition-related step up depreciation and amortization expense (net of taxes). For the nine months ended September 30, 2009, we recognized income of $16.7 million in our consolidated results. This included our 50% share of IMTT’s net income, equal to $20.2 million for the period, offset by $3.5 million of acquisition-related step-up depreciation and amortization expense (net of taxes).

IMTT declared and paid dividends of $15.0 million to each of its shareholders during the nine months ended September 30, 2010. Distributions from IMTT, to the degree classified as taxable dividends and not a return of capital for income tax purposes, are expected to qualify for the federal dividends received deduction. Therefore, 80% of any dividend is excluded in calculating our consolidated federal taxable income. Any distributions classified as a return of capital for income tax purposes will reduce our tax basis in IMTT.

To enable meaningful analysis of IMTT’s performance across periods, IMTT’s overall performance is discussed below, rather than IMTT’s contribution to our consolidated results.

Key Factors Affecting Operating Results

•	environmental response service revenue and gross profit increased principally due to spill response work and other activities related to the oil spill in the Gulf of Mexico; and
•	terminal revenue and gross profit increased principally due to:
•	increases in average tank rental rates; and
•	increase in volume of storage under contract.

Energy-Related Business: IMTT - (continued)

	Quarter Ended September 30,				Nine Months Ended September 30,
	2010	2009 (1)	Change Favorable/(Unfavorable)		2010	2009 (1)	Change Favorable/(Unfavorable)
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Revenue
Terminal revenue	91,825	80,962	10,863	13.4	278,122	242,524	35,598	14.7
Environmental response revenue	90,377	4,206	86,171	NM	169,353	11,421	157,932	NM
Total revenue	182,202	85,168	97,034	113.9	447,475	253,945	193,530	76.2

Costs and expenses
Terminal operating costs	42,300	38,114	(4,186)	(11.0)	124,846	114,577	(10,269)	(9.0)
Environmental response operating costs	58,728	3,829	(54,899)	NM	108,199	11,759	(96,440)	NM
Total operating costs	101,028	41,943	(59,085)	(140.9)	233,045	126,336	(106,709)	(84.5)

Terminal gross profit	49,525	42,848	6,677	15.6	153,276	127,947	25,329	19.8
Environmental response gross profit	31,649	377	31,272	NM	61,154	(338)	61,492	NM
Gross profit	81,174	43,225	37,949	87.8	214,430	127,609	86,821	68.0

General and administrative expenses	10,839	6,653	(4,186)	(62.9)	29,802	19,220	(10,582)	(55.1)
Depreciation and amortization	16,602	13,457	(3,145)	(23.4)	46,136	39,735	(6,401)	(16.1)
Operating income	53,733	23,115	30,618	132.5	138,492	68,654	69,838	101.7

Interest expense, net (2)	(20,586)	(15,452)	(5,134)	(33.2)	(58,485)	(4,842)	(53,643)	NM
Other income	220	340	(120)	(35.3)	1,581	172	1,409	NM
Unrealized gains on derivative instruments	-	-	-	-	-	3,306	(3,306)	NM
Provision for income taxes	(15,546)	(3,137)	(12,409)	NM	(35,902)	(27,035)	(8,867)	(32.8)
Noncontrolling interests	153	(145)	298	NM	(247)	152	(399)	NM
Net income	17,974	4,721	13,253	NM	45,439	40,407	5,032	12.5

Reconciliation of net income to EBITDA excluding non-cash items:
Net income	17,974	4,721			45,439	40,407
Interest expense, net (2)	20,586	15,452			58,485	4,842
Provision for income taxes	15,546	3,137			35,902	27,035
Depreciation and amortization	16,602	13,457			46,136	39,735
Unrealized gains on derivative instruments	-	-			-	(3,306)
Other non-cash (income) expenses	(518)	378			(273)	(291)
EBITDA excluding non-cash items	70,190	37,145	33,045	89.0	185,689	108,422	77,267	71.3

EBITDA excluding non-cash items	70,190	37,145			185,689	108,422
Interest expense, net (2)	(20,586)	(15,452)			(58,485)	(4,842)
Non-cash derivative losses (gains) recorded in interest expense(2)	11,041	8,074			33,094	(17,148)
Amortization of debt financing costs (2)	618	118			1,328	353
Provision for income taxes, net of changes in deferred taxes	(6,580)	(1,020)			(10,812)	(2,567)
Changes in working capital	7,761	(3,030)			(19,693)	8,453
Cash provided by operating activities	62,444	25,835			131,121	92,671
Changes in working capital	(7,761)	3,030			19,693	(8,453)
Maintenance capital expenditures	(10,138)	(10,183)			(29,169)	(26,864)
Free cash flow	44,545	18,682	25,863	138.4	121,645	57,354	64,291	112.1

___________________
NM - Not meaningful
(1) Reclassified to conform to current period presentation.
(2) Interest expense, net, includes non-cash gains (losses) on derivative instruments and non-cash amortization of deferred financing fees.

Revenue and Gross Profit

The increase in terminal revenue primarily reflects growth in storage revenue. Storage revenue grew due to an increase in average rental rates of 6.8% and 8.3% during the quarter and nine months ended September 30, 2010, respectively, and an increase in storage capacity mainly attributable to certain expansion projects at IMTT’s Louisiana facilities.

Capacity utilization decreased from 93.7% during the quarter ended September 30, 2009 to 93.0% during the quarter ended September 30, 2010, and increased from 93.8% during the nine months ended September 30, 2009 to 94.6% during the nine months ended September 30, 2010. Demand for bulk liquid storage generally remains strong; however, utilization rates are expected to remain at approximately 93.0% over the balance of 2010, as certain tanks have been taken out of service for inspection, repairs and maintenance. IMTT expects utilization rates to return to the somewhat higher historical levels in early 2011.

Energy-Related Business: IMTT - (continued)

Terminal operating costs increased during the nine months ended September 30, 2010 primarily as a result of an increase in salaries and wages and higher repairs and maintenance.

Revenue and gross profit from environmental response services increased substantially during 2010 primarily due to the increase in spill response activities following the April 20, 2010 oil spill in the Gulf of Mexico and the January 2010 fuel oil spill on the Texas coast near Port Arthur. The business is not aware of any reliable estimate of how long clean-up efforts in the Gulf will continue and the business is unable to estimate the extent to which it will continue to provide environmental response services for this spill.  However, beginning in October 2010, BP began to scale back Oil Mop’s involvement in the Gulf clean-up and, consequently, Oil Mop’s contribution in the fourth quarter of 2010 will be materially less than it was in the second and third quarters of 2010. At this time, we anticipate that Oil Mop's contribution to revenue and gross profit will return to historical levels in early 2011.

General and Administrative Expenses

General and administrative expenses for the quarter and year to date periods increased primarily due to the increase in environmental response services activity compared with the prior comparable periods. The increase reflects a year to date $9.6 million increase from the environmental response service business,  primarily related to cash and accrued bonuses and sales commissions relating to the environmental response services.

Depreciation and Amortization

Depreciation and amortization expense increased as IMTT completed several major expansion projects, resulting in higher asset balances.

Interest Expense, Net

Interest expense, net, includes non-cash losses on derivative instruments of $11.0 million and $33.1 million for the quarter and nine months ended September 30, 2010, respectively, and non-cash losses of $8.1 million and non-cash gains of $17.1 million for the quarter and nine months ended September 30, 2009, respectively.

Cash interest paid was $9.1 million and $25.0 million for the quarter and nine months ended September 30, 2010, respectively, and $7.9 million and $22.1 million for the quarter and nine months ended September 30, 2009, respectively.

Income Taxes

IMTT expects to pay approximately $15.0 million to $20.0 million in federal and state income taxes in 2010 depending upon the amount of capital expenditures ultimately placed in service and eligible for tax depreciation in 2010.  For the nine months ended September 30, 2010, IMTT recorded $4.8 million of current federal income tax expense and $6.0 million of current state income tax expense.  At December 31, 2009, IMTT had a federal net operating loss of $50.5 million, of which $5.8 million was carried back to and used in year 2008 and $44.7 million was carried forward to and will be fully used in 2010.

A significant difference between the IMTT’s book and federal taxable income relates to depreciation of terminalling fixed assets. For book purposes, these fixed assets are depreciated primarily over 15 to 30 years using the straight-line method of depreciation.  For federal income tax purposes, these fixed assets are depreciated primarily over 5 to 15 years using accelerated methods. Most terminalling fixed assets placed in service in 2010 qualify for the federal 50% bonus depreciation, except assets placed in service in Louisiana financed with GO Zone Bonds. A significant portion of Louisiana terminalling fixed assets constructed since Hurricane Katrina are or will be financed with GO Zone Bonds. GO Zone Bond financed assets are depreciated primarily over 9 to 20 years using the straight-line depreciation method. Most of the states in which the business operates allow the use of the federal depreciation calculation methods. Louisiana is the only state where the business operates that allows the 50% bonus depreciation deduction (on qualifying fixed assets not financed with GO Zone Bonds).

The Gas Company

Key Factors Affecting Operating Results

•   utility rate increase effective June 11, 2009;
•   effective non-utility margin management; and
•   increased salary and employment costs.

Energy-Related Business: The Gas Company - (continued)

	Quarter Ended September 30,				Nine Months Ended September 30,
	2010	2009 (1)	Change Favorable/(Unfavorable)		2010	2009 (1)	Change Favorable/(Unfavorable)
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Contribution margin
Revenue - utility	28,232	26,056	2,176	8.4	83,517	67,637	15,880	23.5
Cost of revenue - utility	18,904	16,535	(2,369)	(14.3)	56,178	41,865	(14,313)	(34.2)
Contribution margin - utility	9,328	9,521	(193)	(2.0)	27,339	25,772	1,567	6.1
Revenue - non-utility	23,214	18,680	4,534	24.3	72,760	58,145	14,615	25.1
Cost of revenue - non-utility	11,179	8,952	(2,227)	(24.9)	37,024	26,569	(10,455)	(39.4)
Contribution margin - non-utility	12,035	9,728	2,307	23.7	35,736	31,576	4,160	13.2
Total contribution margin	21,363	19,249	2,114	11.0	63,075	57,348	5,727	10.0
Production	1,718	1,684	(34)	(2.0)	5,126	4,778	(348)	(7.3)
Transmission and distribution	4,919	5,003	84	1.7	15,050	14,375	(675)	(4.7)
Gross profit	14,726	12,562	2,164	17.2	42,899	38,195	4,704	12.3
Selling, general and administrative expenses	4,259	4,212	(47)	(1.1)	12,557	12,057	(500)	(4.1)
Depreciation and amortization	1,492	1,713	221	12.9	4,926	5,135	209	4.1
Operating income	8,975	6,637	2,338	35.2	25,416	21,003	4,413	21.0
Interest expense, net (2)	(5,047)	(5,406)	359	6.6	(15,780)	(6,774)	(9,006)	(132.9)
Other income (expense)	1	(91)	92	101.1	(10)	(216)	206	95.4
Unrealized losses on derivative instruments	-	-	-	-	-	(327)	327	NM
Provision for income taxes	(1,538)	(446)	(1,092)	NM	(3,769)	(5,359)	1,590	29.7
Net income (3)	2,391	694	1,697	NM	5,857	8,327	(2,470)	(29.7)

Reconciliation of net income to EBITDA excluding non-cash items:
Net income (3)	2,391	694			5,857	8,327
Interest expense, net (2)	5,047	5,406			15,780	6,774
Provision for income taxes	1,538	446			3,769	5,359
Depreciation and amortization	1,492	1,713			4,926	5,135
Unrealized losses on derivative instruments	-	-			-	327
Other non-cash expenses	534	510			1,599	1,525
EBITDA excluding non-cash items	11,002	8,769	2,233	25.5	31,931	27,447	4,484	16.3

EBITDA excluding non-cash items	11,002	8,769			31,931	27,447
Interest expense, net (2)	(5,047)	(5,406)			(15,780)	(6,774)
Non-cash derivative losses recorded in interest expense(2)	2,734	3,194			8,945	65
Amortization of debt financing costs (2)	120	119			359	358
Provision for income taxes, net of changes in deferred taxes	1,478	(579)			(1,276)	(2,697)
Changes in working capital	1,483	(1,451)			(1,320)	(1,922)
Cash provided by operating activities	11,770	4,646			22,859	16,477
Changes in working capital	(1,483)	1,451			1,320	1,922
Maintenance capital expenditures	(1,030)	(676)			(2,008)	(1,757)
Free cash flow	9,257	5,421	3,836	70.8	22,171	16,642	5,529	33.2

___________________
NM - Not meaningful
(1) Reclassified to conform to current period presentation. For the quarter and nine months ended September 30, 2010, payroll taxes and certain employee welfare and benefit costs that were previously recorded in selling, general and administrative costs were reclassified to production, transmission and distribution and other income (expense) where the costs were incurred. Accordingly, the quarter and nine months ended September 30, 2009 were restated to reflect this change.

(2) Interest expense, net, includes non-cash losses on derivative instruments and non-cash amortization of deferred financing fees.
(3) Corporate allocation expense, other intercompany fees and the federal tax effect have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Energy-Related Business: The Gas Company - (continued)

Contribution Margin and Operating Income

Regulation of the utility portion of The Gas Company’s operations provides for the automatic pass through of increases or decreases in feedstock costs to utility customers. Changes in the cost of propane distributed to non-utility customers can be recovered in pricing, subject to competitive conditions generally.

Utility contribution margin was lower for the quarter ended September 30, 2010 due to lower margin per therm. The lower margin per therm primarily resulted from the timing of fuel adjustment charge reconciliations and the implementation of the final rate case order, largely offset by a 4.4% increase in utility gas sold as a result of improved tourism and economic activity.

Utility contribution margin was higher for the nine months ended September 30, 2010 due to implementation of the rate increase from June 11, 2009, partially offset by slightly lower sales volume during the first half of 2010.    The Gas Company recently renegotiated its synthetic natural gas, or SNG, feedstock contract with Tesoro. The contract is subject to approval by the Hawaii Public Utilities Commission (HPUC). The changes in cost of feedstock are passed through to consumers via the fuel adjustment charge mechanism and have no impact on utility contribution margin.

Non-utility contribution margin was higher as a result of effective margin management activities and higher volume compared to 2009. Sales volume was approximately 5.0% and 1.6% higher for the quarter and nine month periods.  The Gas Company recently renegotiated its liquefied petroleum gas, or LPG, supply contracts which increased the amount of locally supplied propane. We expect an overall decrease in supply costs.

Increased production costs primarily reflected higher electricity costs. Transmission and distribution costs were higher primarily due to increased wage and benefit costs as well as higher repair and maintenance costs. Selling, general and administrative costs were higher primarily due to personnel costs and insurance costs.

Interest Expense, Net

Interest expense, net, includes non-cash losses on derivative instruments of $2.7 million and $8.9 million for the quarter and nine months ended September 30, 2010, respectively, and non-cash losses of $3.2 million and $65,000 for the quarter and nine months ended September 30, 2009, respectively. Excluding the non-cash losses on derivative instruments, interest expense was relatively flat.

Cash interest paid was $2.1 million and $6.4 million for the quarter and nine months ended September 30, 2010, respectively, and $2.1 million and $6.4 million for the quarter and nine months ended September 30, 2009, respectively.

Income Taxes

Income from The Gas Company is included in our consolidated federal income tax return, and its income is subject to Hawaii state income taxes. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business. For the year ending December 31, 2010, the business expects to pay state income taxes of approximately $1.2 million, of which $770,000 was recorded during the nine months ended September 30, 2010.

District Energy

Customers of District Energy pay two charges to receive chilled water services: a fixed charge based on contracted capacity and a variable charge based on the consumption of chilled water. Capacity charges are typically adjusted annually at a fixed rate or are indexed to the Consumer Price Index (CPI). The terms of our customer contracts provide for the pass through of increases or decreases in electricity costs, the largest component of the business’ direct expenses.

The financial results discussed below reflect 100% of District Energy’s performance during the quarter.

Key Factors Affecting Operating Results

•
an increase in consumption gross profit driven by warmer average temperatures during the second and third quarters of 2010 compared to the comparable period in 2009, resulting in higher ton-hour sales; and

•	a net increase in contracted capacity revenue from new customers that began service predominantly in the second quarter of 2009, and annual inflation-linked increases in contract capacity rates.

Energy-Related Business: District Energy - (continued)

	Quarter Ended September 30,				Nine Months Ended September 30,
	2010	2009 (1)	Change Favorable/(Unfavorable)		2010	2009 (1)	Change Favorable/(Unfavorable)
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)

Cooling capacity revenue	5,302	5,224	78	1.5	15,835	15,231	604	4.0
Cooling consumption revenue	12,596	9,400	3,196	34.0	21,503	17,130	4,373	25.5
Other revenue	823	832	(9)	(1.1)	2,490	2,331	159	6.8
Finance lease revenue	1,251	1,190	61	5.1	3,767	3,587	180	5.0
Total revenue	19,972	16,646	3,326	20.0	43,595	38,279	5,316	13.9
Direct expenses — electricity	8,202	5,715	(2,487)	(43.5)	14,189	11,103	(3,086)	(27.8)
Direct expenses — other (2)	4,941	4,803	(138)	(2.9)	14,878	14,075	(803)	(5.7)
Direct expenses — total	13,143	10,518	(2,625)	(25.0)	29,067	25,178	(3,889)	(15.4)
Gross profit	6,829	6,128	701	11.4	14,528	13,101	1,427	10.9

Selling, general and administrative expenses	793	697	(96)	(13.8)	2,350	2,051	(299)	(14.6)
Amortization of intangibles	345	345	-	-	1,023	1,023	-	-
Operating income	5,691	5,086	605	11.9	11,155	10,027	1,128	11.2
Interest expense, net (3)	(6,862)	(6,623)	(239)	(3.6)	(20,866)	(6,850)	(14,016)	NM
Other income	1,427	447	980	NM	1,536	541	995	183.9
Unrealized losses on derivative instruments	-	-	-	-	-	(1,378)	1,378	NM
(Provision) benefit for income taxes	(23)	500	(523)	(104.6)	3,464	(721)	4,185	NM
Noncontrolling interests	(198)	(174)	(24)	(13.8)	(590)	(515)	(75)	(14.6)
Net income (loss) (4)	35	(764)	799	104.6	(5,301)	1,104	(6,405)	NM

Reconciliation of net income (loss) to EBITDA excluding non-cash items:
Net income (loss) (4)	35	(764)			(5,301)	1,104
Interest expense, net (3)	6,862	6,623			20,866	6,850
Provision (benefit) for income taxes	23	(500)			(3,464)	721
Depreciation (2)	1,639	1,541			4,910	4,506
Amortization of intangibles	345	345			1,023	1,023
Unrealized losses on derivative instruments	-	-			-	1,378
Other non-cash expenses	265	179			652	455
EBITDA excluding non-cash items	9,169	7,424	1,745	23.5	18,686	16,037	2,649	16.5

EBITDA excluding non-cash items	9,169	7,424			18,686	16,037
Interest expense, net (3)	(6,862)	(6,623)			(20,866)	(6,850)
Non-cash derivative losses (gains) recorded in interest expense (3)	4,180	4,069			13,006	(739)
Amortization of debt financing costs (3)	171	171			511	511
Equipment lease receivable, net	751	651			2,202	2,058
Changes in working capital	(92)	(970)			(3,661)	(1,454)
Cash provided by operating activities	7,317	4,722			9,878	9,563
Changes in working capital	92	970			3,661	1,454
Maintenance capital expenditures	(249)	(305)			(813)	(664)
Free cash flow	7,160	5,387	1,773	32.9	12,726	10,353	2,373	22.9

___________________
NM - Not meaningful
(1) Reclassified to conform to current period presentation.
(2) Includes depreciation expense of $1.6 million and $4.9 million for the quarter and nine month ended September 30, 2010, respectively, and $1.5 million and $4.5 million for the quarter and nine months ended September 30, 2009, respectively.

(3) Interest expense, net, includes non-cash gains (losses) on derivative instruments and non-cash amortization of deferred financing fees.
(4) Corporate allocation expense and the federal tax effect have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Energy-Related Business: District Energy - (continued)

Gross Profit

Gross profit increased primarily due to warmer average temperatures during the second and third quarters of 2010 compared to the comparable period in 2009 resulting in higher ton-hour sales. Additionally, cooling capacity revenue increased due to a net increase in contracted capacity provided to new customers that began service predominantly in the second quarter of 2009, and annual inflation-related increases of contract capacity rates in accordance with customer contract terms.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in 2009 included a reimbursement from a customer for professional fees related to the Las Vegas plant expansion that did not reoccur in 2010.

Other Income

Other income increased due to the timing of payments earned under agreements to review and manage the business’ energy demand during periods of peak demand in 2010. These payments were recorded during the third quarter of 2010 and the fourth quarter of 2009.

Interest Expense, Net

Interest expense, net, includes non-cash losses on derivative instruments of $4.2 million and $13.0 million for the quarter and nine months ended September 30, 2010, respectively, and non-cash losses of $4.1 million and non-cash gains of $739,000 for the quarter and nine months ended September 30, 2009, respectively. Excluding the non-cash (losses) gains on derivative instruments, interest expense was higher in 2010 compared with 2009 due to the expiration of an interest rate basis swap agreement, and a higher debt balance during 2010 compared with 2009. Cash interest paid was $2.4 million and $7.3 million for the quarter and nine months ended September 30, 2010, respectively, and $2.4 million and $7.2 million for the quarter and nine months ended September 30, 2009, respectively.

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

Atlantic Aviation

Key Factors Affecting Operating Results

•	higher general aviation (“GA”) fuel volumes;
•	lower selling, general and administrative expenses due to ongoing expense reduction initiatives; and
•	lower interest expense driven by reduced debt levels; partially offset by
•	a decrease in other non-fuel revenue primarily driven by lower tie-down and miscellaneous fixed based operations related-services.

Atlantic Aviation - (continued)

	Quarter Ended September 30,				Nine Months Ended September 30,
	2010	2009 (1)	Change Favorable/(Unfavorable)		2010	2009 (1)	Change Favorable/(Unfavorable)
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Revenue
Fuel revenue	106,003	84,337	21,666	25.7	301,652	223,494	78,158	35.0
Non-fuel revenue	35,877	39,843	(3,966)	(10.0)	117,770	128,911	(11,141)	(8.6)
Total revenue	141,880	124,180	17,700	14.3	419,422	352,405	67,017	19.0
Cost of revenue
Cost of revenue-fuel	64,590	49,837	(14,753)	(29.6)	189,337	126,772	(62,565)	(49.4)
Cost of revenue-non-fuel	3,482	2,943	(539)	(18.3)	12,021	10,423	(1,598)	(15.3)
Total cost of revenue	68,072	52,780	(15,292)	(29.0)	201,358	137,195	(64,163)	(46.8)

Fuel gross profit	41,413	34,500	6,913	20.0	112,315	96,722	15,593	16.1
Non-fuel gross profit	32,395	36,900	(4,505)	(12.2)	105,749	118,488	(12,739)	(10.8)
Gross profit	73,808	71,400	2,408	3.4	218,064	215,210	2,854	1.3
Selling, general and administrative expenses (2)	42,969	43,413	444	1.0	129,762	134,734	4,972	3.7
Goodwill impairment	-	-	-	-	-	71,200	71,200	NM
Depreciation and amortization	13,879	14,245	366	2.6	42,102	75,362	33,260	44.1
Operating income (loss)	16,960	13,742	3,218	23.4	46,200	(66,086)	112,286	169.9
Interest expense, net (3)	(12,938)	(26,382)	13,444	51.0	(61,612)	(57,822)	(3,790)	(6.6)
Other expense	(101)	(109)	8	7.3	(645)	(322)	(323)	(100.3)
Unrealized losses on derivative instruments	-	-	-	-	-	(23,331)	23,331	NM
(Provision) benefit for income taxes	(1,580)	5,137	(6,717)	(130.8)	6,471	59,467	(52,996)	(89.1)
Net income (loss) (4)	2,341	(7,612)	9,953	130.8	(9,586)	(88,094)	78,508	89.1

Reconciliation of net income (loss) to EBITDA excluding non-cash items:
Net income (loss) (4)	2,341	(7,612)			(9,586)	(88,094)
Interest expense, net (3)	12,938	26,382			61,612	57,822
Provision (benefit) for income taxes	1,580	(5,137)			(6,471)	(59,467)
Depreciation and amortization	13,879	14,245			42,102	75,362
Goodwill impairment	-	-			-	71,200
Unrealized losses on derivative instruments	-	-			-	23,331
Other non-cash expenses (income)	149	43			754	(324)
EBITDA excluding non-cash items	30,887	27,921	2,966	10.6	88,411	79,830	8,581	10.7

EBITDA excluding non-cash items	30,887	27,921			88,411	79,830
Interest expense, net (3)	(12,938)	(26,382)			(61,612)	(57,822)
Interest rate swap breakage fees (3)	(1,484)	(1,185)			(4,689)	(7,862)
Non-cash derivative (gains) losses recorded in interest expense (3)	(1,602)	11,702			18,237	13,132
Amortization of debt financing costs (3)	753	815			2,225	2,341
Provision/benefit for income taxes, net of changes in deferred taxes	(11)	9			(298)	(253)
Changes in working capital	(2,526)	4,407			136	14,659
Cash provided by operating activities	13,079	17,287			42,410	44,025
Changes in working capital	2,526	(4,407)			(136)	(14,659)
Maintenance capital expenditures	(1,774)	(1,768)			(3,981)	(3,563)
Free cash flow	13,831	11,112	2,719	24.5	38,293	25,803	12,490	48.4

___________________
NM - Not meaningful
(1) Reclassified to conform to current period presentation.
(2) Includes a $2.4 million increase in the bad debt reserve in the first quarter of 2009 due to the deterioration of accounts receivable aging.
(3) Interest expense, net, includes non-cash gains (losses) on derivative instruments, non-cash amortization of deferred financing fees and interest rate swap breakage fees.
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

Atlantic Aviation also has into-plane arrangements whereby it fuels aircraft with fuel owned by another party. It collects a fee for this service that is recorded as non-fuel revenue. Other non-fuel revenue also includes various services such as hangar rentals, de-icing and miscellaneous services.

Atlantic Aviation - (continued)

The business’ fuel-related revenue and gross profit are driven by fuel volume and dollar-based margin per gallon. This applies to both fuel and into-plane revenue. Customers will sometimes move from one category to the other.

The business believes discussing total fuel-related revenue and gross profit, including both fuel sales and into-plane arrangements (as recorded in the non-fuel revenue line) and related key metrics on an aggregate basis provides a more meaningful analysis of Atlantic Aviation.

Gross profit for the nine months ended September 30, 2010 increased 1.3% compared to the comparable period in 2009 as a result of an increase in aggregate fuel-related gross profit, which was offset by lower gross profit from other services. The increase in aggregate fuel-related gross profit resulted from a 4.0% increase in GA fuel volume, driven by increased business jet traffic. Weighted average fuel margin was essentially flat compared to the previous year, as margin compression in the first half of 2010 was offset by a 4.2% margin recovery in the third quarter.

Gross profit from other services decreased by 2.8% for the quarter ended September 30, 2010 compared to the comparable period in 2009 and 3.3% for the nine months ended September 30, 2010 compared to the comparable period in 2009, primarily driven by lower tie-down fees and miscellaneous revenue.

The year-on-year change in gross profit includes a number of events which will not reoccur in any given year, such as the G-20 meeting in Pittsburgh in 2009 and the temporary closure of the runway at Rifle airport in 2010. Excluding such events, GA fuel gross profit for the quarter would have increased by 6.7% year-on-year. GA fuel volume would have increased 5.2% and weighted average fuel related margin would have increased 1.5%.  Gross profit from other services would have remained flat.

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses is primarily due to a 2.2% reduction in underlying costs as a result of the ongoing cost reduction initiatives.

Atlantic Aviation expects selling, general and administrative expense to be less than $175.0 million for 2010.

Goodwill Impairment

The business performed an impairment test at the reporting unit level during the first half of 2009. Goodwill is considered impaired when the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, as determined under a two step approach. Based on the testing performed, the business recognized goodwill impairment charges of $71.2 million during the first six months of 2009. No impairment charge was recorded during 2010.

Depreciation and Amortization

Depreciation and amortization expense includes non-cash impairment charges of $30.8 million during the first six months of 2009.

Interest Expense, Net

Interest expense, net, includes interest incurred on the business’ debt, amortization of deferred financing costs and non-cash gains (losses) on derivatives instruments. These items are summarized in the table below.

Atlantic Aviation - (continued)
	Quarter Ended September 30,				Nine Months Ended September 30,
	2010	2009	Change Favorable/(Unfavorable)		2010	2009	Change Favorable/(Unfavorable)
	$	$	$	%	$	$	$	%
	($ In Thousands)

Interest income	-	(5)	(5)	NM	(14)	(83)	(69)	(83.1)
Interest paid on debt facility	13,594	14,026	432	3.1	41,169	43,353	2,184	5.0
Amortization of deferred financing costs	753	815	62	7.6	2,225	2,341	116	5.0
Non-cash (gains) losses on derivative instruments	(1,602)	11,702	13,304	113.7	18,237	13,132	(5,105)	(38.9)
Less: capitalized interest	193	(156)	(349)	NM	(5)	(921)	(916)	(99.5)
Total interest expense, net	12,938	26,382	13,444	51.0	61,612	57,822	(3,790)	(6.6)
___________________
NM - Not meaningful

The decrease in interest paid on debt facility primarily reflects an aggregate $128.0 million of prepayments of the term loan principal since February 2009.

Income Taxes

Income generated by Atlantic Aviation is included in our consolidated federal income tax return. The business files state income tax returns in more than 30 states in which it operates. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business.

While Atlantic Aviation as a whole expects to generate a current year federal income tax loss, certain entities within the business will generate state taxable income. For the year ending December 31, 2010, the business expects to pay state income taxes of $397,000, of which $298,000 was recorded in the nine months ended September 30, 2010.

The business has approximately $45.0 million of state NOL carryforwards. State NOL carryforwards are specific to the state in which the NOL was generated and various states impose limitations on the utilization of NOL carryforwards. Therefore, the business may incur state income tax liabilities in the near future, even if consolidated state taxable income is less than $45.0 million.

Liquidity and Capital Resources

Consolidated

Our primary cash requirements include normal operating expenses, debt service, debt principal payments and maintenance capital expenditures. Our primary source of cash is operating activities, although we borrow against existing credit facilities for growth capital expenditures, issue additional LLC interests or sell assets to generate cash.

We believe we achieved prudent levels of cash reserves at both our holding company and operating companies. In addition, our results of operations and balance sheet have improved sufficiently, along with improved capital market conditions, to give us confidence in our ability to refinance our debt on or before maturity. The precise timing and amount of any distribution will be based on the continued stable performance of the Company’s businesses, the outcome of the budgeting process currently underway and the economic conditions prevailing at the time of any authorization. Management believes that any distribution would be characterized as a dividend for tax purposes rather than as a return of capital.

We believe that our operating businesses will have sufficient liquidity and capital resources to meet future requirements, including servicing long-term debt obligations and making payments of distributions. We base our assessment of the sufficiency of our liquidity and capital resources on the following assumptions:
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

We have capitalized our businesses, in part, using project finance style debt. Project finance style debt is limited-recourse, floating rate, non-amortizing debt with a medium term maturity of between five and seven years, although the principal balance on the term loan debt at Atlantic Aviation is being prepaid using the excess cash generated by the business. At September 30, 2010, the average remaining maturity of the drawn balances of the primary debt facilities across all of our businesses, including our proportional interest in the revolving credit facility of IMTT, was approximately 3.8 years. In light of the improvement in the functioning of the credit markets generally, and the leverage and interest coverage ratios, we expect each of these businesses to successfully refinance their long-term debt on economically reasonable terms on or before maturity.

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

Analysis of Consolidated Historical Cash Flows from Continuing Operations

	Nine Months Ended September 30,
	2010	2009	Change Favorable/(Unfavorable)
	$	$	$	%
	($ In Thousands)
Cash provided by operating activities	79,982	64,144	15,838	24.7
Cash used in investing activities	(14,232)	(19,494)	5,262	27.0
Cash used in financing activities	(56,023)	(53,911)	(2,112)	(3.9)

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

The increase in consolidated cash provided by operating activities was primarily due to:
•	improved operating performance at Atlantic Aviation due to stable gross profit and cost savings;
•	a larger dividend received from IMTT;
•	improved operating results at the energy-related businesses; and
•	lower interest paid on the reduced term loan balance for Atlantic Aviation and no interest paid on holding company debt.

Distributions from IMTT are reflected in our consolidated cash provided by operating activities only up to our 50% share of IMTT’s positive earnings. Amounts in excess of this, and any distributions when IMTT records a net loss, are reflected in our consolidated cash from investing activities. For 2010, $15.0 million in distributions were included in cash from operating activities compared with $7.0 million in 2009.

Investing Activities

The decrease in consolidated cash used in investing activities was primarily due to:
•	lower capital expenditures at Atlantic Aviation and District Energy due to timing of projects;
•	cash received from the PCAA bankruptcy estate for expenses paid on behalf of PCAA during its operations; partially offset by
•	increase in capital expenditures at the Gas Company.

Financing Activities

The increase in cash used in financing activities was primarily due to higher net debt repayments in 2010 as compared to 2009.

Our businesses are capitalized with a mix of equity and project-financing style debt. We believe we can prudently maintain relatively high levels of leverage due to the generally sustainable and stable long-term cash flows our businesses have provided in the past and which we expect to continue in the future as discussed above. Our project finance debt is non-amortizing and we expect to be able to refinance the outstanding balances of the term loan on or before maturity, except at Atlantic Aviation, where all excess cash flow from the business is being used to prepay the outstanding principal balance of the term loan. Similarly, excess cash flow generated at District Energy will be applied toward the principal balance of the term loan during the last two years before maturity. The majority of our businesses also maintain revolving capital expenditure and/or working capital facilities.

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

	Nine Months Ended September 30,
	2010	2009	Change Favorable/(Unfavorable)
	$	$	$	%
	($ In Thousands)
Cash provided by operating activities	131,121	92,671	38,450	41.5
Cash used in investing activities	(57,550)	(109,772)	52,222	47.6
Cash (used in) provided by financing activities	(71,581)	15,260	(86,841)	NM
___________________
NM - Not meaningful

Operating Activities

Cash provided by operating activities at IMTT is generated primarily from storage rentals and ancillary services that are billed monthly and paid on various terms. Cash used in operating activities is mainly for payroll and benefits costs, maintenance and repair of fixed assets, utilities and professional services, interest payments and payments to tax jurisdictions. Cash provided by operating activities increased primarily due to improved operating results, partially offset by an increase in working capital requirements in 2010 as compared to a decrease in 2009. Working capital declined in 2009 as we received payments from previously completed oil spill jobs. Conversely in 2010, working capital has increased significantly due to the work being performed in connection with the oil spill in the Gulf of Mexico. Customers are paying as agreed under usual and customary terms.

Investing Activities

Cash used in investing activities primarily relates to capital expenditures discussed below, as well as the payment of accrued purchases recorded in prior periods. Capital expenditures decreased from $92.6 million in 2009 to $55.8 million in 2010 primarily reflecting a reduction in growth capital expenditures.

Energy-Related Business: IMTT - (continued)

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

During the nine months ended September 30, 2010 and 2009, IMTT incurred $29.2 million and $26.9 million, respectively, on maintenance capital expenditures, including (i) $23.6 million and $24.1 million, respectively, principally in relation to refurbishments of tanks, docks and other infrastructure and (ii) $5.6 million and $2.8 million, respectively, on environmental capital expenditures, principally in relation to improvements in containment measures and remediation.

For the full-year 2010, IMTT expects to spend approximately $45.0 million on maintenance capital expenditures. IMTT anticipates that maintenance capital expenditures will remain at elevated levels through 2014.

Growth Capital Expenditure

During the nine months ended September 30, 2010, IMTT funded $26.6 million of the $54.8 million of previously announced pending growth capital projects and brought on line an additional 700,000 barrels of storage. This compares with growth capital expenditures of $65.7 million in the first nine months of 2009.

During the third quarter 2010, IMTT signed contracts to refurbish 1.2 million barrels of storage at a capital cost of $26.7 million that are expected to increase gross profit and EBITDA by $4.3 million on an annualized basis.

As of September 30, 2010, IMTT has ongoing growth projects for the construction or refurbishment of 1.9 million barrels of storage. The projects under construction or refurbishment are expected to have a total cost of $50.7 million and are expected to contribute approximately $10.4 million to IMTT’s gross profit and EBITDA on an annualized basis. Of the $50.7 million, $43.7 million remained to be spent as of September 30, 2010.

In addition, IMTT is engaged in the construction or upgrade of storage related infrastructure. These projects are expected to cost $32.4 million, with $24.9 million remaining to be spent as of September 30, 2010.

IMTT continues to review numerous additional growth opportunities with an aggregate value between $200.0 million and $250.0 million and has been progressing on these opportunities.

Financing Activities

Cash flows from financing activities decreased primarily due to net debt repayments in 2010 as compared with net borrowings in 2009 and increase distributions to shareholders. In the first nine months of 2010, IMTT made $15.0 million of distributions to each of its shareholders, compared with $7.0 million in the first nine months of 2009.

At September 30, 2010, the outstanding balance on IMTT’s debt facilities, excluding capitalized leases, consisted of $231.6 million in revolving credit facilities, $336.3 million in tax exempt bonds and $31.9 million in shareholder loans. The weighted average interest rate of the outstanding debt facilities, including any interest rate swaps and fees associated with outstanding letters of credit is 5.95%. Cash interest paid was $25.0 million and $22.1 million for 2010 and 2009, respectively.

On June 18, 2010, IMTT amended its revolving credit facility. The amendment increased the size of the facility from $625.0 million to $1,100.0 million and extended the maturity on $970.0 million two years from June 7, 2012 to June 7, 2014 with the remaining $130.0 million maturing on June 7, 2012. The facility was used to fully repay the $30.0 million Regions Term Loan as well as the $65.0 million DNB Term Loan.

In addition, the amendment now allows IMTT to agree, in other debt agreements, that if IMTT is ever required to collateralize the revolving credit facility, it will collateralize the other debt on a pari-passu basis. The increased commitment will be used to fund IMTT’s expansion and is expected to be more than adequate to fully fund existing and reasonably foreseeable growth capital expenditure plans.

On August 25, 2010, IMTT closed on $85.0 million of additional GO Zone Bonds. Proceeds from this issuance were used to partially repay the revolving credit facility. IMTT was awarded an additional $100.0 million and $27.4 million of GO Zone Bonds on August 19, 2010 and October 21, 2010, respectively. These will be issued in the fourth quarter of 2010 and proceeds will be used to partially repay the revolving credit facility and/or fund future projects. IMTT will continue to pursue additional opportunities to issue GO Zone Bonds.

The key terms of the $85.0 million of additional GO Zone Bonds issued are summarized in the table below.

Facility Term
Amount Outstanding	$85.0 million
Term	August 1, 2046
Amortization	N/A. Repayable in full at maturity.
Interest Rate	Floating at tax-exempt weekly tender rate.
Security	Unsecured. Required to be supported at all times by
bank letter of credit.
Financial Covenants	None.
Restrictions on Payments of Dividends	None.

Energy-Related Business: IMTT - (continued)

In addition, IMTT is pursuing an opportunity to sell GO Zone Bonds to banking institutions.  Once sold, these GO Zone Bonds will no longer need to be backed by a letter of credit and will incur a lower interest rate, equal to 68% of 30 day LIBOR plus 65% of the applicable margin (per the revolving credit agreement).  To date, IMTT has received $140.0 million of commitments to purchase GO Zone Bonds from its existing banking syndicate and it continues to pursue additional commitments.

The Gas Company

	Nine Months Ended September 30,
	2010	2009	Change Favorable/(Unfavorable)
	$	$	$	%
	($ In Thousands)
Cash provided by operating activities	22,859	16,477	6,382	38.7
Cash used in investing activities	(5,680)	(4,816)	(864)	(17.9)
Cash (used in) provided by financing activities	(10,000)	10,000	(20,000)	NM

___________________
NM - Not meaningful

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

The increase from 2009 to 2010 was primarily due to improved operating results and lower cash funding of the business' pension plan in 2010 as compared to 2009.

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

Growth Capital Expenditure

Growth capital expenditures include the purchase of meters, regulators and propane tanks for new customers, the cost of installing pipelines for new residential and commercial construction and the renewable feedstock pilot program. The following table sets forth information about capital expenditures in The Gas Company:

	Maintenance	Growth
Nine months ended September 30, 2009	$1.8 million	$3.1 million
Nine months ended September 30, 2010	$1.8 million	$3.8 million
2010 full year projected	$5.5 million	$5.0 million
Commitments at September 30, 2010	$302,000	$1.4 million

The business expects to fund its total 2010 capital expenditures from cash from operating activities and available debt facilities. Capital expenditures for 2010 are expected to be higher than previous years due to required pipeline maintenance and inspection involving the relocation and upgrade of two sections of the transmission pipeline near the SNG plant as part of an integrity management program due by 2012 and a pilot project at the SNG plant to create gas from renewable feedstock sources. The full year growth capital expenditure projection has been revised downward primarily due to a deferral of equipment for the renewable feedstock project. Commitments at September 30, 2010 primarily relate to the renewable feedstock project.

Energy-Related Business: The Gas Company - (continued)

Financing Activities

The main drivers for cash from financing activities are debt financings for capital expenditures and the repayment of outstanding credit facilities. At September 30, 2010, the outstanding balance on the business’ debt facilities consisted of $160.0 million in term loan facility borrowings and $9.0 million in capital expenditure facility borrowings. In July 2010, the business repaid $10.0 million of its capital expenditure facility borrowings.

The Gas Company has interest rate swaps hedging 100% of the interest rate exposure under the two $80.0 million term loan facilities that effectively fix the interest rate at 4.8375% (excluding the margin). In March 2009, The Gas Company entered into an interest rate basis swap agreement with its existing debt and swap counterparties. The basis swap, which reduced the weighted average annual interest rate on the business’ primary debt facilities by approximately 24.75 basis points, expired in March 2010. The resulting weighted average interest rate of the outstanding debt facilities including any interest rate swaps at September 30, 2010 was 5.09%. The business paid approximately $6.4 million in interest expense related to its debt facilities in 2010 and 2009.

The Gas Company also has an uncommitted unsecured short-term borrowing facility of $7.5 million that was renewed during the second quarter of 2010. This credit line bears interest at the lending bank’s quoted rate or prime rate. The facility is available for working capital needs. No amounts were outstanding as of September 30, 2010.

The financial covenants triggering distribution lock-up or default under the business’ credit facility are as follows:
•	12 mo. look-forward and 12 mo. look-backward adjusted EBITDA/interest <3.5x (distribution lock-up) and <2.5x (default). The ratio at September 30, 2010 was 6.9x.

Additionally, the HPUC requires the consolidated debt to total capital for HGC Holdings not to exceed 65.0% and $20.0 million to be readily available in cash resources at The Gas Company, HGC Holdings or MIC. At September 30, 2010, the debt to total capital ratio was 60.5% and $20.0 million in cash resources was readily available.

For a description of the material terms of The Gas Company’s credit facilities, see ‘‘Liquidity and Capital Resources’’ in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2009. We have not had any material changes to these credit facilities since February 25, 2010, our 10-K filing date.

District Energy

The following analysis represents 100% of the cash flows of District Energy.

	Nine Months Ended September 30,
	2010	2009	Change Favorable/(Unfavorable)
	$	$	$	%
	($ In Thousands)
Cash provided by operating activities	9,878	9,563	315	3.3
Cash used in investing activities	(3,642)	(5,447)	1,805	33.1
Cash (used in) provided by financing activities	(406)	6,619	(7,025)	(106.1)

Operating Activities

Cash provided by operating activities is primarily driven by customer receipts for services provided and leased equipment payments received (including non-revenue lease principal).  Cash used in operating activities is driven by the timing of payments for electricity, vendor services or supplies and the payment of payroll and benefit costs. The increase in cash provided by operating activities was due to improved operating results and timing of leased equipment payments received offset by a requirement that the business prepay a portion of its 2010 electricity supply contract one month in advance.  District Energy accepted these prepayment terms to minimize the overall per unit cost of electricity.  These cost savings are passed on to the business’ customers.  The business did not need to prepay its electricity cost under its 2009 supply contract nor will it need to prepay under the terms of its 2011 supply contract.

Investing Activities

Cash used in investing activities mainly comprises capital expenditures, which are generally funded by drawing on available facilities. Cash used in investing activities in 2009 and 2010 primarily funded growth capital expenditures for new customer connections and plant expansion.

Energy-Related Business: District Energy - (continued)

Maintenance Capital Expenditure

The business expects to spend approximately $1.0 million per year on capital expenditures relating to the replacement of parts, system reliability, customer service improvements and minor system modifications. Maintenance capital expenditures will be funded from available facilities and cash from operating activities.  These expenditures were higher in the first nine months of 2010 due to the timing of spend on ordinary course maintenance projects.

Growth Capital Expenditure

The following table summarizes growth capital expenditures committed by District Energy, as well as the gross profit and EBITDA expected to be generated by those expenditures. Of the $25.0 million total, approximately $24.3 million, or 97%, has been spent as of September 30, 2010.

	Capital Expenditure Cost ($ In Millions)	Gross Profit/EBITDA ($ In Millions) (1)	Expected Date for Gross Profit/EBITDA
Chicago Plant and Distribution System Expansion	$7.7
New Chicago Customer Connections and
Minor System Modifications	6.6
	$14.3	$4.9	2007 - 2013
Chicago Plant Renovation and Expansion	10.7	1.3	2009 - 2012
Total	$25.0	$6.2

___________________
(1) Represents projected increases in annualized Gross profit/EBITDA in the first year following completion of the project.

New customers will typically reimburse the business for a substantial portion of expenditures related to connecting them to the business’ system, thereby reducing the impact of this element of capital expenditure. In addition, new customers generally have up to two years after their initial service date to increase capacity up to their final contracted tons, which may defer a small portion of the expected gross profit and EBITDA. As of October 21, 2010, the business has signed contracts representing approximately 80% of expected additional gross profit and EBITDA relating to the Chicago projects in the table above.  Customers representing approximately 55% of the $6.2 million of expected additional gross profit and EBITDA are currently in service.

The business expects to fund the capital expenditures for system expansion and interconnection by drawing on debt facilities. The following table sets forth information about District Energy’s capital expenditures:

	Maintenance	Growth
Nine months ended September 30, 2009	$738,000	$4.7 million
Nine months ended September 30, 2010	$1.1 million	$174,000
2010 full year projected	$1.2 million	$1.1 million
Commitments at September 30, 2010	-	$831,000

In 2009, District Energy incurred capital expenditures related to the Chicago plant renovation and expansion in addition to connecting new customers to its district cooling system.  This resulted in higher growth capital expenditures in 2009 as compared to 2010.  The full year growth capital expenditures projection has been revised downward due to a delay in a customer connection to 2011.

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

Energy-Related Business: District Energy - (continued)

Financing Activities

At September 30, 2010, the outstanding balance on the business’ debt facilities consisted of $170.0 million in term loan facilities.

In March 2009, District Energy entered into an interest rate basis swap agreement with its existing debt and swap counterparties. The basis swap, which reduced the weighted average annual interest rate on the business’ primary debt facility by approximately 24.75 basis points, expired in March 2010. The resulting weighted average interest rate of the outstanding debt facilities, including any interest rate swaps and fees associated with outstanding letters of credit at September 30, 2010, was 5.52%.  Cash interest paid was $7.3 million and $7.2 million for 2010 and 2009, respectively.

The decrease in cash provided by financing activities was primarily due to decreased borrowings under the business’ credit facility to finance growth and maintenance capital expenditure, partially offset by a $300,000 capital contribution from the noncontrolling interest shareholder of District Energy’s Las Vegas operations (as discussed above in “Investing Activities”).

The financial covenants triggering distribution lock-up or default under the business’ credit facility are as follows:
•	Backward Interest Coverage Ratio < 1.5x (distribution lock-up) and < 1.2x (default). The ratio at September 30, 2010 was 2.4x.
•	Leverage Ratio (funds from operations less interest expense to net debt) for the previous 12 months less than 6.0% (distribution lock-up) and 4.0% (default). The ratio at September 30, 2010 was 8.6%.

For a description of the material terms of District Energy’s credit facilities, see ‘‘Liquidity and Capital Resources’’ in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2009. We have not had any material changes to these credit facilities since February 25, 2010, our 10-K filing date.

Atlantic Aviation

	Nine Months Ended September 30,
	2010	2009	Change Favorable/(Unfavorable)
	$	$	$	%
	($ In Thousands)
Cash provided by operating activities	42,410	44,025	(1,615)	(3.7)
Cash used in investing activities	(5,511)	(9,232)	3,721	40.3
Cash used in financing activities (1)	(44,330)	(67,932)	23,602	34.7
___________________
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

Operating Activities

Operating cash at Atlantic Aviation is generated from sales transactions primarily paid by credit cards. Some customers have extended payment terms and are billed accordingly. Cash is used in operating activities mainly for payments to vendors of fuel, aircraft services and professional services, as well as payroll costs and payments to tax jurisdictions. Cash provided by operating activities decreased mainly due to:
•	a smaller reduction in working capital, partially offset by;
•	improved operating results due to increasing gross profit and lower selling, general and administrative costs; and
•	reduced interest expense from lower debt levels.

Working capital decreased in 2009 primarily due to a substantial reduction in accounts receivable balance, which has been maintained in 2010.

Atlantic Aviation - (continued)

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

The following table sets forth information about capital expenditures in Atlantic Aviation:

	Maintenance	Growth
Nine months ended September 30, 2009	$3.5 million	$5.7 million
Nine months ended September 30, 2010	$3.9 million	$1.7 million
2010 full year projected	$7.6 million	$6.1 million
Commitments at September 30, 2010	$58,000	$228,000

The decrease in growth capital expenditures from 2009 primarily relates to the completion of a terminal and ramp project in Nashville, Tennessee.

Financing Activities

At September 30, 2010, the outstanding balance on the business’ debt facilities consisted of $772.0 million in term loan facility borrowings, which is 100% hedged with interest rate swaps, and $44.9 million in capital expenditure facility borrowings. In March 2009, Atlantic Aviation entered into an interest rate basis swap agreement with its existing debt and swap counterparties. The basis swap, which reduced the weighted average annual interest rate on the business’ primary debt facility by approximately 19.50 basis points, expired in March 2010. The resulting weighted average interest rate on the term loan was 6.82%. The interest rate applicable on the capital expenditure facility is the three-month U.S. Libor plus a margin of 1.60%. For the nine months ended September 30, 2010 and 2009, the business paid approximately $41.2 million and $43.4 million in interest expense, respectively, excluding interest rate swap breakage fees, related to its debt facilities.

The decrease in cash used in financing activities is primarily due to a larger debt prepayment in the first half of 2009. In the nine months ended September 30, 2010 and 2009, the business pre-paid $46.3 million and $72.6 million, respectively, of debt principal and $4.7 million and $7.9 million, respectively, of interest rate swap breakage fees.

In November 2010, the business prepaid $8.7 million of term loan principal and incurred $839,000 in swap breakage fees. As a result of this prepayment, the proforma leverage ratio would decrease to 7.04x based upon the trailing twelve months September 30, 2010 EBITDA, as calculated under the facility.

The financial covenant requirements under Atlantic Aviation’s credit facility, and the calculation of these measures at September 30, 2010, were as follows:
•	Debt Service Coverage Ratio > 1.2x (default threshold). The ratio at September 30, 2010 was 1.98x.
•	Leverage Ratio debt to EBITDA for the trailing twelve months < 8.00x (default threshold). The ratio at September 30, 2010 was 7.12x.

Atlantic Aviation - (continued)

In cooperation with the business’ lenders, the terms of Atlantic Aviation’s loan agreement were amended on February 25, 2009. The amendments provide that the business apply all excess cash flow to prepay additional debt principal whenever the leverage ratio (debt to adjusted EBITDA) is equal to or greater than 6.0x to 1.0 for the trailing twelve months and will use 50% of excess cash flow to prepay debt whenever the leverage ratio is equal to or greater than 5.5x to 1.0 and below 6.0x to 1.0. The revised terms are outlined in ‘‘Liquidity and Capital Resources’’, Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on February 25, 2010. We have not had any material changes to this credit facility since February 25, 2010, our 10-K filing date.

Commitments and Contingencies

At September 30, 2010 there were no material changes in our future commitments and contingencies from December 31, 2009, except for the mandatory prepayment we expect to make under the cash sweep terms of Atlantic Aviation’s credit facility from long-term debt to current portion of long-term debt in our consolidated condensed balance sheet.

Under the amended terms of Atlantic Aviation’s credit facility, the business will apply all excess cash flow from the business to prepay the debt principal for the foreseeable future. For the quarter and nine months ended September 30, 2010, Atlantic Aviation used $16.1 million and $51.0 million, respectively, of excess cash flow to prepay $14.6 million and $46.3 million, respectively, of the outstanding principal balance of the term loan debt under the facility and $1.5 million and $4.7 million, respectively, in interest rate swap breakage fees. Actual prepayment amounts in the periods beginning September 30, 2011 through the maturity of the facility will depend on the performance of the business.

In November 2010, Atlantic Aviation used $9.5 million of excess cash flow to prepay $8.7 million of the outstanding principal balance of the term loan debt and incurred $839,000 in interest rate swap breakage fees.

See Note 8, ‘‘Long-Term Debt’’, to our consolidated condensed financial statements in Part I of this Form 10-Q for further discussion.

At September 30, 2010, we did not have any outstanding material purchase obligations. For a discussion of our other future obligations, due by period, under the various contractual obligations, off-balance sheet arrangements and commitments, please see ‘‘Liquidity and Capital Resources — Commitments and Contingencies’’ in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on February 25, 2010. We have not had any material changes to our commitments except as discussed above.

In addition, at September 30, 2010, we did not have any material reserves for contingencies. We have other contingencies, including pending threatened legal and administrative proceedings that are not reflected at this time as they are not ascertainable.

Our sources of cash to meet these obligations are as follows:
•	cash generated from our operations (see ‘‘Operating Activities’’ in ‘‘Liquidity and Capital Resources’’);
•	refinancing our current credit facilities on or before maturity (see ‘‘Financing Activities’’ in ‘‘Liquidity and Capital Resources’’); and
•	cash available from our undrawn credit facilities (see ‘‘Financing Activities’’ in ‘‘Liquidity and Capital Resources’’).

Critical Accounting Estimates

For critical accounting estimates, see ‘‘Critical Accounting Estimates’’ in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Our critical accounting estimates have not changed materially from the description contained in that Annual Report.

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

The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values, which included the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an ‘‘implied fair value’’ of goodwill. The determination of a reporting unit’s ‘‘implied fair value’’ of goodwill requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the ‘‘implied fair value’’ of goodwill, which is compared to its corresponding carrying value. The Gas Company, District Energy and Atlantic Aviation are separate reporting units for purposes of this analysis. The impairment test for trademarks and domain names, which are not amortized, requires the determination of the fair value of such assets. If the fair value of the trademarks and domain names is less than their carrying value, an impairment loss is recognized in an amount equal to the difference. We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and/or intangible assets. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or material negative change in relationship with significant customers.

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

The ‘‘implied fair value’’ of reporting units and fair value of property and equipment and intangible assets is determined by our management and is generally based upon future cash flow projections for the acquired assets, discounted to present value. We use outside valuation experts when management considers that it is appropriate to do so.

We test for goodwill and indefinite-lived intangible assets when there is an indicator of impairment. Impairments of goodwill, property, equipment, land and leasehold improvements and intangible assets during the first six months of 2009 relating to Atlantic Aviation is discussed in ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations’’ in Part I of this quarterly report on Form 10-Q.

New Accounting Pronouncements

See Note 3, ‘‘New Accounting Pronouncements’’, to our consolidated condensed financial statements in Part I of this Form 10-Q for details on new accounting pronouncements which is incorporated herein by reference.

Other Matters

The discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated condensed financial statements and the notes to those statements included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as ‘‘anticipates,’’ ‘‘expects,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘believes,’’ ‘‘seeks,’’ ‘‘estimates,’’ and similar expressions identify such forward-looking statements. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under ‘‘Risk Factors’’ in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Unless required by law, we can undertake no obligation to update forward-looking statements. Readers should also carefully review the risk factors set forth in other reports and documents filed from time to time with the SEC.

Except as otherwise specified, ‘‘Macquarie Infrastructure Company,’’ ‘‘we,’’ ‘‘us,’’ and ‘‘our’’ refer to the Company and its subsidiaries together from June 25, 2007 and, prior to that date, to the Trust, the Company and its subsidiaries. Macquarie Infrastructure Management (USA) Inc., which we refer to as our Manager, is part of the Macquarie Group, comprised of Macquarie Group Limited and its subsidiaries and affiliates worldwide.

Quantitative and Qualitative Disclosure About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A ‘‘Quantitative and Qualitative Disclosures about Market Risk’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Our exposure to market risk has not changed materially since February 25, 2010, our 10-K filing date.

Item 4. Controls and Procedures

Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010. There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the nine months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED BALANCE SHEETS
($ In Thousands, Except Share Data)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,037	$27,455
Accounts receivable, less allowance for doubtful accounts
of $411 and $1,629, respectively	51,045	47,256
Inventories	15,125	14,305
Prepaid expenses	7,171	6,688
Income tax receivable	1,019	-
Deferred income taxes	21,600	23,323
Other	9,120	10,839
Assets of discontinued operations held for sale	-	86,695
Total current assets	142,117	216,561
Property, equipment, land and leasehold improvements, net	565,761	580,087
Restricted cash	13,780	16,016
Equipment lease receivables	33,729	33,266
Investment in unconsolidated business	211,662	207,491
Goodwill	516,182	516,182
Intangible assets, net	724,927	751,081
Deferred financing costs, net of accumulated amortization	13,975	17,088
Other	1,820	1,449
Total assets	$2,223,953	$2,339,221

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Due to manager - related party	$2,466	$1,977
Accounts payable	40,591	44,575
Accrued expenses	20,919	17,432
Current portion of notes payable and capital leases	235	235
Current portion of long-term debt	52,745	45,900
Fair value of derivative instruments	44,546	49,573
Customer deposits	4,593	5,617
Other	8,935	9,338
Liabilities of discontinued operations held for sale	-	220,549
Total current liabilities	175,030	395,196
Notes payable and capital leases, net of current portion	1,232	1,498
Long-term debt, net of current portion	1,103,199	1,166,379
Deferred income taxes	154,163	107,840
Fair value of derivative instruments	69,757	54,794
Other	40,727	38,746
Total liabilities	1,544,108	1,764,453
Commitments and contingencies	-	-
Members’ equity:
LLC interests, no par value; 500,000,000 authorized; 45,715,448 LLC
interests issued and outstanding at September 30, 2010 and 45,292,913 LLC interests issued and outstanding at December 31, 2009	964,430	959,897
Additional paid in capital	20,727	21,956
Accumulated other comprehensive loss	(29,422)	(43,232)
Accumulated deficit	(273,668)	(360,095)
Total members’ equity	682,067	578,526
Noncontrolling interests	(2,222)	(3,758)
Total equity	679,845	574,768
Total liabilities and equity	$2,223,953	$2,339,221

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
($ In Thousands, Except Share and Per Share Data)

	Quarter Ended		Nine Months Ended
	September 30, 2010	September 30, 2009 (1)	September 30, 2010	September 30, 2009 (1)

Revenue
Revenue from product sales	$129,217	$103,017	$374,412	$281,639
Revenue from product sales - utility	28,232	26,056	83,517	67,637
Service revenue	54,598	55,299	157,598	163,603
Financing and equipment lease income	1,251	1,190	3,767	3,587

Total revenue	213,298	185,562	619,294	516,466

Costs and expenses
Cost of product sales	78,843	61,923	235,784	162,334
Cost of product sales - utility	22,467	20,088	66,931	52,024
Cost of services	16,625	13,460	41,088	35,600
Selling, general and administrative	50,486	50,054	150,742	154,922
Fees to manager - related party	2,380	1,639	6,837	2,952
Goodwill impairment	-	-	-	71,200
Depreciation	6,973	7,177	21,897	29,597
Amortization of intangibles	8,743	9,126	26,154	51,923
Total operating expenses	186,517	163,467	549,433	560,552

Operating income (loss)	26,781	22,095	69,861	(44,086)

Other income (expense)
Interest income	2	7	22	108
Interest expense (2)	(24,844)	(39,308)	(98,505)	(74,977)
Equity in earnings and amortization charges
of investee	7,804	1,178	19,171	16,655
Loss on derivative instruments	-	-	-	(25,238)
Other income, net	1,269	296	821	1,146
Net income (loss) from continuing operations before
income taxes	11,012	(15,732)	(8,630)	(126,392)
(Provision) benefit for income taxes	(2,036)	(984)	12,541	36,403
Net income (loss) from continuing operations	$8,976	$(16,716)	$3,911	$(89,989)
Net (loss) income from discontinued operations, net of taxes	-	(1,680)	81,199	(11,263)
Net income (loss)	$8,976	$(18,396)	$85,110	$(101,252)
Less: net income (loss) attributable to noncontrolling interests	34	(48)	(1,317)	(920)
Net income (loss) attributable to MIC LLC	$8,942	$(18,348)	$86,427	$(100,332)

Basic income (loss) per share from continuing operations attributable
to MIC LLC interest holders	$0.20	$(0.38)	$0.12	$(2.01)
Basic (loss) income per share from discontinued operations
attributable to MIC LLC interest holders	-	(0.03)	1.78	(0.22)
Basic income (loss) per share attributable to MIC LLC interest holders	$0.20	$(0.41)	$1.90	$(2.23)
Weighted average number of shares outstanding: basic	45,715,448	45,006,771	45,493,982	44,969,093

Diluted income (loss) per share from continuing operations attributable
to MIC LLC interest holders	$0.20	$(0.38)	$0.12	$(2.01)
Diluted (loss) income per share from discontinued operations
attributable to MIC LLC interest holders	-	(0.03)	1.78	(0.22)
Diluted income (loss) per share attributable to MIC LLC interest holders	$0.20	$(0.41)	$1.90	$(2.23)
Weighted average number of shares outstanding: diluted	45,747,437	45,006,771	45,592,577	44,969,093

___________________
(1) Reclassified to conform to current period presentation.
(2) Interest expense includes non-cash losses on derivative instruments of $3.8 million and $35.5 million for the quarter and nine months ended September 30, 2010, respectively, and non-cash losses of $17.9 million and $4.8 million for the quarter and nine months ended September 30, 2009, respectively.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
($ In Thousands)

	Nine Months Ended
	September 30, 2010	September 30, 2009 (1)

Operating activities
Net income (loss)	$85,110	$(101,252)
Adjustments to reconcile net income (loss) to net cash provided by operating activities from continuing operations:
Net (income) loss from discontinued operations before noncontrolling interests	(81,199)	11,263
Non-cash goodwill impairment	-	71,200
Depreciation and amortization of property and equipment	26,807	34,103
Amortization of intangible assets	26,154	51,923
Equity in earnings and amortization charges of investees	(19,171)	(16,655)
Equity distributions from investees	15,000	7,000
Amortization of debt financing costs	3,299	3,824
Non-cash derivative loss	35,497	30,035
Base management fees settled in LLC interests	2,189	2,490
Equipment lease receivable, net	2,202	2,058
Deferred rent	217	131
Deferred taxes	(13,685)	(37,273)
Other non-cash expenses, net	2,908	423
Changes in other assets and liabilities, net of acquisitions:
Restricted cash	50	-
Accounts receivable	(5,254)	6,913
Inventories	(895)	776
Prepaid expenses and other current assets	878	3,259
Due to manager - related party	2,383	(3,464)
Accounts payable and accrued expenses	(221)	357
Income taxes payable	(1,281)	(606)
Other, net	(1,006)	(2,361)
Net cash provided by operating activities from continuing operations	79,982	64,144

Investing activities
Purchases of property and equipment	(12,462)	(19,608)
Investment in capital leased assets	(2,400)	-
Other	630	114
Net cash used in investing activities from continuing operations	(14,232)	(19,494)

Financing activities
Proceeds from long-term debt	-	10,000
Net proceeds on line of credit facilities	-	9,250
Contributions received from noncontrolling interests	300	-
Distributions paid to noncontrolling interests	(1,935)	(381)
Payment of long-term debt	(56,336)	(72,620)
Debt financing costs paid	(186)	-
Change in restricted cash	2,236	(33)
Payment of notes and capital lease obligations	(102)	(127)
Net cash used in financing activities from continuing operations	(56,023)	(53,911)

Net change in cash and cash equivalents from continuing operations	9,727	(9,261)

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS − (continued)
(Unaudited)
($ In Thousands)

Nine Months Ended
September 30, 2010	September 30, 2009 (1)
Cash flows provided by (used in) discontinued operations:
Net cash used in operating activities	$(12,703)	$(4,735)
Net cash provided by (used in) investing activities	134,356	(372)
Net cash (used in) provided by financing activities	(124,183)	2,354
Cash used in discontinued operations (2)	(2,530)	(2,753)
Change in cash of discontinued operations held for sale (2)	2,385	(704)

Net change in cash and cash equivalents	9,582	(12,718)
Cash and cash equivalents, beginning of period	27,455	66,054

Cash and cash equivalents, end of period - continuing operations	$37,037	$53,336

Supplemental disclosures of cash flow information for continuing operations:
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$1,208	$209

Issuance of LLC interests to manager for base management fees	$4,083	$2,490

Issuance of LLC interests to independent directors	$450	$450

Taxes paid	$2,059	$1,129

Interest paid	$59,737	$67,417

___________________
(1) Reclassified to conform to current period presentation.
(2) Cash of discontinued operations held for sale is reported in assets of discontinued operations held for sale in the accompanying consolidated condensed balance sheet. The cash used in discontinued operations is different than the change in cash of discontinued operations held for sale due to intercompany transactions that are eliminated in consolidation.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Description of Business

Macquarie Infrastructure Company LLC, a Delaware limited liability company, was formed on April 13, 2004. Macquarie Infrastructure Company LLC, both on an individual entity basis and together with its consolidated subsidiaries, is referred to in these financial statements as the ‘‘Company’’ or ‘‘MIC’’. The Company owns, operates and invests in a diversified group of infrastructure businesses in the United States. Macquarie Infrastructure Management (USA) Inc. is the Company’s manager and is referred to in these financial statements as the Manager. The Manager is a wholly-owned subsidiary within the Macquarie Group of companies, which is comprised of Macquarie Group Limited and its subsidiaries and affiliates worldwide. Macquarie Group Limited is headquartered in Australia and is listed on the Australian Stock Exchange.

The Company is an operating entity with a Board of Directors and other corporate governance responsibilities generally consistent with those of a Delaware corporation.

The Company owns its businesses through its wholly-owned subsidiary, Macquarie Infrastructure Company Inc., or MIC Inc. The Company’s businesses operate predominantly in the United States and consist of the following:

The Energy-Related Businesses:

(i)
a 50% interest in a bulk liquid storage terminal business (‘‘International Matex Tank Terminals’’ or ‘‘IMTT’’), which  provides bulk liquid storage and handling services at ten marine terminals in the United States and two in Canada and is one of the largest participants in this industry in the U.S., based on storage capacity;

(ii)	a gas production and distribution business (‘‘The Gas Company’’), which is a full-service gas energy company, making gas products and services available in Hawaii; and

(iii)
a 50.01% controlling interest in a district energy business (‘‘District Energy’’), which operates the largest district cooling system in the U.S., serving various customers in Chicago, Illinois and Las Vegas, Nevada.

Atlantic Aviation — an airport services business providing products and services, including fuel and aircraft hangaring/parking, to owners and operators of private jets at 68 airports and one heliport in the U.S.

2. Basis of Presentation

The unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of consolidated condensed financial statements in conformity with GAAP requires estimates and assumptions. Management evaluates these estimates and assumptions on an ongoing basis. Actual results may differ from the estimates and assumptions used in the financial statements and notes. Operating results for the quarter and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

4. Income (Loss) Per Share

Following is a reconciliation of the basic and diluted number of shares used in computing income (loss) per share:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted average number of shares outstanding: basic	45,715,448	45,006,771	45,493,982	44,969,093
Dilutive effect of restricted stock unit grants	31,989	-	98,595	-
Weighted average number of shares outstanding: diluted	45,747,437	45,006,771	45,592,577	44,969,093

The effect of potentially dilutive shares for the quarter and nine months ended September 30, 2010 is calculated assuming that the 31,989 restricted stock unit grants provided to the independent directors on June 3, 2010 and the 128,205 restricted stock unit grants provided to the independent directors on June 4, 2009 had been fully converted to shares on those dates. However, the restricted stock unit grants were anti-dilutive for the quarter and nine months ended September 30, 2009, due to the Company’s net loss for those periods.

5.     Discontinued Operations

On June 2, 2010, the Company concluded the sale in bankruptcy of an airport parking business (‘‘Parking Company of America Airports’’ or ‘‘PCAA’’) resulting in a pre-tax gain of $130.3 million, of which $76.5 million related to the forgiveness of debt, and the elimination of $201.0 million of current debt from liabilities from the Company’s consolidated condensed balance sheet. As a part of the bankruptcy sale process, substantially all of the cash proceeds were used to pay the creditors of this business and were not paid to the Company. The Company received $602,000 from the PCAA bankruptcy estate for expenses paid on behalf of PCAA during its operations.

As a result of the approval of the sale of PCAA’s assets in bankruptcy and the expected dissolution of PCAA during 2010, the Company has reduced its valuation allowance on the realization of a portion of the deferred tax assets attributable to its basis in PCAA and its consolidated federal net operating losses. The change in the valuation allowance recorded in discontinued operations was $10.0 million.

The results of operations from this business, for all periods presented, and the gain from the bankruptcy sale are separately reported as a discontinued operations in the Company’s consolidated condensed financial statements. This business is no longer a reportable segment. The assets and liabilities of the business are included in assets of discontinued operations held for sale and liabilities of discontinued operations held for sale on the Company’s consolidated condensed balance sheet at December 31, 2009.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

5.     Discontinued Operations - (continued)

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

Summarized financial information for discontinued operations related to PCAA for the quarters and nine months ended September 30, 2010 and 2009 are as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	($ in Thousands, Except Share and Per Share Data)

Service revenue	$-	$16,965	$28,826	$51,011

Gain on sale of assets through bankruptcy (pre-tax)	-	-	130,260	-

Net (loss) income from discontinued operations before income taxes	$-	$(2,337)	$132,709	$(15,881)
Benefit (provision) for income taxes	-	657	(51,510)	4,618
Net (loss) income from discontinued operations	-	(1,680)	81,199	(11,263)
Less: net (loss) income attributable to noncontrolling interests	-	(222)	136	(1,435)
Net (loss) income from discontinued operations attributable to MIC LLC	$-	$(1,458)	$81,063	$(9,828)

Basic (loss) income per share from discontinued operations attributable to MIC LLC interest holders	$-	$(0.03)	$1.78	$(0.22)
Weighted average number of shares outstanding at the Company level: basic	45,715,448	45,006,771	45,493,982	44,969,093

Diluted (loss) income per share from discontinued operations attributable to MIC LLC interest holders	$-	$(0.03)	$1.78	$(0.22)
Weighted average number of shares outstanding at the Company level: diluted	45,747,437	45,006,771	45,592,577	44,969,093

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

6.     Property, Equipment, Land and Leasehold Improvements

Property, equipment, land and leasehold improvements at September 30, 2010 and December 31, 2009 consist of the following ($ in thousands):

	September 30, 2010	December 31, 2009
Land	$4,618	$4,618
Easements	5,624	5,624
Buildings	24,796	24,789
Leasehold and land improvements	318,017	312,881
Machinery and equipment	335,689	330,226
Furniture and fixtures	9,546	9,395
Construction in progress	16,790	16,519
Property held for future use	1,561	1,561
	716,641	705,613
Less: accumulated depreciation	(150,880)	(125,526)
Property, equipment, land and leasehold improvements, net (1)	$565,761	$580,087

___________________
(1) Includes $166,000 of capitalized interest for the nine months ended September 30, 2010 and $1.3 million for the year ended December 31, 2009.

During the first six months of 2009, the Company recognized non-cash impairment charges of $7.5 million primarily relating to leasehold and land improvements; buildings; machinery and equipment; and furniture and fixtures at Atlantic Aviation. These charges are recorded in depreciation expense in the consolidated condensed statements of operations. There was no impairment charge during the nine months ended September 30, 2010.

7.    Intangible Assets

Intangible assets at September 30, 2010 and December 31, 2009 consist of the following ($ in thousands):

	Weighted Average Life (Years)	September 30, 2010	December 31, 2009
Contractual arrangements	31.1	$774,309	$774,309
Non-compete agreements	2.5	9,515	9,515
Customer relationships	10.6	78,596	78,596
Leasehold rights	12.5	3,331	3,331
Trade names	Indefinite	15,401	15,401
Technology	5.0	460	460
		881,612	881,612
Less: accumulated amortization		(156,685)	(130,531)
Intangible assets, net		$724,927	$751,081

As a result of a decline in the performance of certain asset groups during the first six months of 2009, the Company evaluated such asset groups for impairment and determined that the asset groups were impaired. The Company estimated the fair value of each of the impaired asset groups using the discounted cash flow model. Accordingly, the Company recognized non-cash impairment charges of $23.3 million related to contractual arrangements at Atlantic Aviation during the first six months of 2009. These charges are recorded in amortization of intangibles in the consolidated condensed statement of operations. There was no impairment charge during the nine months ended September 30, 2010.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7.    Intangible Assets - (continued)

The goodwill balance as of September 30, 2010 and December 31, 2009 is comprised of the following ($ in thousands):

Goodwill acquired in business combinations, net of disposals	$639,382
Less: accumulated impairment charges	(123,200)
Balance at September 30, 2010 and December 31, 2009	$516,182

The Company tests for goodwill impairment at the reporting unit level on an annual basis and between annual tests if a triggering event indicates impairment. The decline in the Company’s stock price over the latter part of 2008 and the first half of 2009 caused the book value of the Company to exceed its market capitalization. In addition to its annual goodwill impairment testing conducted routinely on October 1st of each year, the Company performed goodwill impairment testing during the first six months of 2009 due to the triggering event of the Company’s stock price decline. Based on the testing performed, the Company recorded goodwill impairment charges of $71.2 million at Atlantic Aviation during the first six months of 2009, which is included in the accumulated impairment charges in the above table. There was no goodwill impairment charge during the nine months ended September 30, 2010.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

8.    Long-Term Debt

At September 30, 2010 and December 31, 2009, the Company’s consolidated long-term debt consisted of the following ($ in thousands):

	September 30, 2010	December 31, 2009
The Gas Company	$169,000	$179,000
District Energy	170,000	170,000
Atlantic Aviation	816,944	863,279
Total	1,155,944	1,212,279
Less: current portion	(52,745)	(45,900)
Long-term portion	$1,103,199	$1,166,379

Until March 31, 2010, MIC Inc. had a revolving credit facility with various financial institutions. The facility was repaid in full in December 2009 and no amounts were outstanding under the revolving credit facility as of December 31, 2009 or at the facility’s maturity on March 31, 2010.

On February 25, 2009, Atlantic Aviation amended its credit facility to provide the business additional financial flexibility over the near and medium term. Under the amended terms, the business will apply all excess cash flow from the business to prepay additional debt whenever the leverage ratio (debt to adjusted EBITDA) is equal to or greater than 6.0x to 1.0 for the trailing twelve months and will use 50% of excess cash flow to prepay debt whenever the leverage ratio is equal to or greater than 5.5x to 1.0 and below 6.0x to 1.0. For the quarter and nine months ended September 30, 2010, Atlantic Aviation used $16.1 million and $51.0 million, respectively, of excess cash flow to prepay $14.6 million and $46.3 million, respectively, of the outstanding principal balance of the term loan debt under the facility and $1.5 million and $4.7 million, respectively, in interest rate swap breakage fees. The Company has classified $52.7 million relating to Atlantic Aviation’s debt in current portion of long-term debt in the consolidated condensed balance sheet at September 30, 2010, as it expects to repay this amount within one year.

In November 2010, Atlantic Aviation used $9.5 million of excess cash flow to prepay $8.7 million of the outstanding principal balance of the term loan debt under this facility and incurred $839,000 in interest rate swap breakage fees.

9.    Derivative Instruments and Hedging Activities

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9.    Derivative Instruments and Hedging Activities - (continued)

At September 30, 2010, the Company had $1.2 billion of current and long-term debt, $1.1 billion of which was economically hedged with interest rate swaps and $73.9 million of which was unhedged.

As discussed in Note 8, ‘‘Long-Term Debt’’, Atlantic Aviation applies its excess cash flow to prepay debt. As a result, $1.5 million of accumulated other comprehensive loss in the consolidated condensed balance sheet related to Atlantic Aviation’s derivative instruments were reclassified to interest expense in the consolidated condensed statement of operations for the nine months ended September 30, 2010. Atlantic Aviation expects to record further reclassifications from accumulated other comprehensive loss to interest expense as the business continues to pay down its debt.

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

Effective February 25, 2009 for Atlantic Aviation and effective April 1, 2009 for the Company’s other businesses, the Company elected to discontinue hedge accounting. In prior periods, when the Company applied hedge accounting, changes in the fair value of derivatives that effectively offset the variability of cash flows on the Company’s debt interest obligations were recorded in other comprehensive income or loss. From the dates that hedge accounting was discontinued, all movements in the fair value of the interest rate swaps are recorded directly through earnings. As interest payments are made, a portion of the other comprehensive loss recorded under hedge accounting is also reclassified into earnings. The Company will reclassify into earnings $50.1 million of net derivative losses, included in accumulated other comprehensive loss as of September 30, 2010 over the remaining life of the existing interest rate swaps, of which approximately $22.1 million will be reclassified over the next 12 months.

The Company measures derivative instruments at fair value using the income approach which discounts the future net cash settlements expected under the derivative contracts to a present value. These valuations utilize primarily observable (‘‘level 2’’) inputs, including contractual terms, interest rates and yield curves observable at commonly quoted intervals.

The Company’s fair value measurements of its derivative instruments and the related location of the liabilities associated with the hedging instruments within the consolidated condensed balance sheets at September 30, 2010 and December 31, 2009 were as follows:

	Liabilities at Fair Value (1)
	Interest Rate Swap Contracts Not Designated as Hedging Instruments
Balance Sheet Location	September 30, 2010	December 31, 2009
	($ In Thousands)

Fair value of derivative instruments - current liabilities	$(44,546)	$(49,573)
Fair value of derivative instruments - non-current liabilities	(69,757)	(54,794)
Total interest rate derivative contracts	$(114,303)	$(104,367)

___________________
(1) Fair value measurements at reporting date were made using significant other observable inputs ("level 2").

The Company’s hedging activities for the quarter and nine months ended September 30, 2010 and 2009 and the related location within the consolidated condensed financial statements were as follows:

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9.    Derivative Instruments and Hedging Activities - (continued)
	Derivatives Not Designated as Hedging Instruments (1)
	Amount of Loss Recognized in Interest Expense for the Quarter Ended September 30,
Financial Statement Account	2010 (2)	2009 (3)
	($ In Thousands)
Interest expense	$(19,049)	$(32,675)
Total	$(19,049)	$(32,675)
___________________
(1) All derivatives are interest rate swap contracts.
(2) Loss recognized in interest expense for the quarter ended September 30, 2010 includes $13.7 million in interest rate swap payments and $5.3 million in unrealized derivative losses arising from:
• the change in fair value of interest rate swaps from the discontinuation of hedge accounting;
• interest rate swap break fees related to the pay down of debt at Atlantic Aviation; and
• the reclassification of amounts from accumulated other comprehensive loss into earnings, as Atlantic Aviation pays down its debt more quickly than anticipated.
(3) Loss recognized in interest expense for the quarter ended September 30, 2009 includes $19.1 million in unrealized derivative losses and $13.6 million in interest rate swap payments.

	Derivatives Designated as Hedging Instruments (1)						Derivatives Not Designated as Hedging Instruments (1)
	Amount of Gain Recognized in OCI on Derivatives (Effective Portion) for the Nine Months Ended September 30,		Amount of Loss Reclassified from OCI into Income (Effective Portion) for the Nine Months Ended September 30,		Amount of Loss Recognized in Loss on Derivative Instruments (Ineffective Portion) for the Nine Months Ended September 30,		Amount of Loss Recognized in Interest Expense for the Nine Months Ended September 30,
Financial Statement Account	2010	2009	2010	2009 (2)	2010	2009	2010 (3)	2009 (4)
	($ In Thousands)

Interest expense	$-	$-	$-	$(15,691)	$-	$-	$(82,191)	$(34,267)
Loss on derivative instruments	-	-	-	(25,154)	-	(84)	-	-
Accumulated other comprehensive loss	-	2,848	-	-	-	-	-	-
Total	$-	$2,848	$-	$(40,845)	$-	$(84)	$(82,191)	$(34,267)
___________________
(1)	All derivatives are interest rate swap contracts.
(2)	Includes $22.7 million of accumulated other comprehensive losses reclassified into earnings (loss on derivative instruments) resulting from the $44.6 million repayment of debt principal at Atlantic Aviation in the first quarter of 2009. Interest expense represents cash interest paid on derivative instruments, of which $5.2 million is related to the payment of interest rate swap breakage fees in the first quarter of 2009.
(3)	Loss recognized in interest expense for the nine months ended September 30, 2010 includes $42.0 million in interest rate swap payments and $40.2 million in unrealized derivative losses arising from:
• the change in fair value of interest rate swaps from the discontinuation of hedge accounting;
• interest rate swap break fees related to the pay down of debt at Atlantic Aviation; and
• the reclassification of amounts from accumulated other comprehensive loss into earnings, as Atlantic Aviation pays down its debt more quickly than anticipated.
(4)	Loss recognized in interest expense for the nine months ended September 30, 2009 includes $26.7 million in interest rate swap payments and $7.6 million in unrealized derivative losses.

All of the Company’s derivative instruments are collateralized by all of the assets of the respective businesses.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10.    Comprehensive Income (Loss)

Other comprehensive income (loss) includes primarily the change in fair value of derivative instruments which qualified for hedge accounting until the dates that hedge accounting was discontinued, as discussed in Note 9, ‘‘Derivative Instruments and Hedging Activities’’.

The difference between net income (loss) and comprehensive income (loss) for the quarter and nine months ended September 30, 2010 and 2009 was as follows ($ in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income (loss) attributable to MIC LLC	$8,942	$(18,348)	$86,427	$(100,332)
Unrealized gain in fair value of derivatives, net of taxes	-	-	-	1,498
Reclassification of realized losses into earnings, net of taxes	4,072	7,399	13,810	42,062
Comprehensive income (loss)	$13,014	$(10,949)	$100,237	$(56,772)

For further discussion on derivative instruments and hedging activities, see Note 9, ‘‘Derivative Instruments and Hedging Activities’’.

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

	Quarter Ended, and as of, September 30,		Nine Months Ended, and as of, September 30,
	2010	2009	2010	2009
Revenue	$182,202	$85,168	$447,475	$253,945

Net income	$17,974	$4,721	$45,439	$40,407
Interest expense, net	20,586	15,452	58,485	4,842
Provision for income taxes	15,546	3,137	35,902	27,035
Depreciation and amortization expense	16,602	13,457	46,136	39,735
Unrealized gains on derivative instruments	-	-	-	(3,306)
Other non-cash (income) expense	(518)	378	(273)	(291)
EBITDA excluding non-cash items (1)	$70,190	$37,145	$185,689	$108,422

Capital expenditures paid	$20,487	$24,638	$57,658	$106,062
Property, equipment, land and leasehold improvements, net	998,715	967,323	998,715	967,323
Total assets balance	1,133,760	1,040,796	1,133,760	1,040,796

___________________
(1)
EBITDA consists of earnings before interest, taxes, depreciation and amortization. Non-cash items that are excluded consist of impairments, derivative gains and losses and all other non-cash income and expense items.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12.    Reportable Segments - (continued)

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

Revenue from external customers for the Company’s consolidated reportable segments was as follows ($ in thousands) (unaudited):

	Quarter Ended September 30, 2010
	Energy-related Businesses
	The Gas Company	District Energy	Atlantic Aviation	Total
Revenue from Product Sales
Product sales	$23,214	$-	$106,003	$129,217
Product sales - utility	28,232	-	-	28,232
	51,446	-	106,003	157,449
Service Revenue
Other services	-	823	35,877	36,700
Cooling capacity revenue	-	5,302	-	5,302
Cooling consumption revenue	-	12,596	-	12,596
	-	18,721	35,877	54,598
Financing and Lease Income
Financing and equipment lease	-	1,251	-	1,251
	-	1,251	-	1,251
Total Revenue	$51,446	$19,972	$141,880	$213,298

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12.    Reportable Segments - (continued)

	Quarter Ended September 30, 2009
	Energy-related Businesses
	The Gas Company	District Energy	Atlantic Aviation	Total
Revenue from Product Sales
Product sales	$18,680	$-	$84,337	$103,017
Product sales - utility	26,056	-	-	26,056
	44,736	-	84,337	129,073
Service Revenue
Other services	-	832	39,843	40,675
Cooling capacity revenue	-	5,224	-	5,224
Cooling consumption revenue	-	9,400	-	9,400
	-	15,456	39,843	55,299
Financing and Lease Income
Financing and equipment lease	-	1,190	-	1,190
	-	1,190	-	1,190
Total Revenue	$44,736	$16,646	$124,180	$185,562

	Nine Months Ended September 30, 2010
	Energy-related Businesses
	The Gas Company	District Energy	Atlantic Aviation	Total
Revenue from Product Sales
Product sales	$72,760	$-	$301,652	$374,412
Product sales - utility	83,517	-	-	83,517
	156,277	-	301,652	457,929
Service Revenue
Other services	-	2,490	117,770	120,260
Cooling capacity revenue	-	15,835	-	15,835
Cooling consumption revenue	-	21,503	-	21,503
	-	39,828	117,770	157,598
Financing and Lease Income
Financing and equipment lease	-	3,767	-	3,767
	-	3,767	-	3,767
Total Revenue	$156,277	$43,595	$419,422	$619,294

	Nine Months Ended September 30, 2009
	Energy-related Businesses
	The Gas Company	District Energy	Atlantic Aviation	Total
Revenue from Product Sales
Product sales	$58,145	$-	$223,494	$281,639
Product sales - utility	67,637	-	-	67,637
	125,782	-	223,494	349,276
Service Revenue
Other services	-	2,331	128,911	131,242
Cooling capacity revenue	-	15,231	-	15,231
Cooling consumption revenue	-	17,130	-	17,130
	-	34,692	128,911	163,603
Financing and Lease Income
Financing and equipment lease	-	3,587	-	3,587
	-	3,587	-	3,587
Total Revenue	$125,782	$38,279	$352,405	$516,466

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12.    Reportable Segments - (continued)

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

During the quarter and nine months ended September 30, 2009, the Company disclosed EBITDA excluding only non-cash gains (losses) on derivative instruments. The following tables, reflecting results of operations for the consolidated group and for each of the businesses for the quarter and nine months ended September 30, 2009, have been conformed to current periods’ presentation reflecting EBITDA excluding all non-cash items.

EBITDA excluding non-cash items for the Company’s consolidated reportable segments is shown in the tables below ($ in thousands) (unaudited). Allocation of corporate expense and the federal tax effect have been excluded as they are eliminated on consolidation.

	Quarter Ended September 30, 2010
	Energy-related Businesses
	The Gas Company	District Energy	Atlantic Aviation	Total Reportable Segments
Net income	$2,391	$35	$2,341	$4,767
Interest expense, net	5,047	6,862	12,938	24,847
Benefit for income taxes	1,538	23	1,580	3,141
Depreciation	1,286	1,639	5,687	8,612
Amortization of intangibles	206	345	8,192	8,743
Other non-cash expense	534	265	149	948
EBITDA excluding non-cash items	$11,002	$9,169	$30,887	$51,058

	Quarter Ended September 30, 2009
	Energy-related Businesses
	The Gas Company	District Energy	Atlantic Aviation	Total Reportable Segments
Net income (loss)	$694	$(764)	$(7,612)	$(7,682)
Interest expense, net	5,406	6,623	26,382	38,411
Benefit (provision) for income taxes	446	(500)	(5,137)	(5,191)
Depreciation	1,508	1,541	5,669	8,718
Amortization of intangibles	205	345	8,576	9,126
Other non-cash expense	510	179	43	732
EBITDA excluding non-cash items	$8,769	$7,424	$27,921	$44,114

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12.    Reportable Segments - (continued)

	Nine Months Ended September 30, 2010
	Energy-related Businesses
	The Gas Company	District Energy	Atlantic Aviation	Total Reportable Segments
Net income (loss)	$5,857	$(5,301)	$(9,586)	$(9,030)
Interest expense, net	15,780	20,866	61,612	98,258
Benefit (provision) for income taxes	3,769	(3,464)	(6,471)	(6,166)
Depreciation	4,309	4,910	17,588	26,807
Amortization of intangibles	617	1,023	24,514	26,154
Other non-cash expense	1,599	652	754	3,005
EBITDA excluding non-cash items	$31,931	$18,686	$88,411	$139,028

	Nine Months Ended September 30, 2009
	Energy-related Businesses
	The Gas Company	District Energy	Atlantic Aviation (1)	Total Reportable Segments
Net income (loss)	$8,327	$1,104	$(88,094)	$(78,663)
Interest expense, net	6,774	6,850	57,822	71,446
Benefit (provision) for income taxes	5,359	721	(59,467)	(53,387)
Depreciation	4,504	4,506	25,093	34,103
Amortization of intangibles	631	1,023	50,269	51,923
Goodwill impairment	-	-	71,200	71,200
Loss on derivative instruments	327	1,378	23,331	25,036
Other non-cash expense (income)	1,525	455	(324)	1,656
EBITDA excluding non-cash items	$27,447	$16,037	$79,830	$123,314

___________________
(1) Includes non-cash impairment charges of $102.0 million recorded during the first six months of 2009, consisting of $71.2 million related to goodwill, $23.3 million related to intangible assets (in amortization of intangibles) and $7.5 million related to property, equipment, land and leasehold improvements (in depreciation).

Reconciliations of consolidated reportable segments’ EBITDA excluding non-cash items to consolidated net income (loss) from continuing operations before income taxes are as follows ($ in thousands) (unaudited):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total reportable segments EBITDA excluding non-cash items	$51,058	$44,114	$139,028	$123,314
Interest income	2	7	22	108
Interest expense	(24,844)	(39,308)	(98,505)	(74,977)
Depreciation (1)	(8,612)	(8,718)	(26,807)	(34,103)
Amortization of intangibles (2)	(8,743)	(9,126)	(26,154)	(51,923)
Selling, general and administrative - corporate	(2,465)	(1,732)	(6,073)	(6,080)
Fees to manager	(2,380)	(1,639)	(6,837)	(2,952)
Equity in earnings and amortization charges of investees	7,804	1,178	19,171	16,655
Goodwill impairment	-	-	-	(71,200)
Loss on derivative instruments	-	-	-	(25,238)
Other (expense) income, net	(808)	(508)	(2,475)	4
Total consolidated net income (loss) from continuing operations before income taxes	$11,012	$(15,732)	$(8,630)	$(126,392)

___________________
(1) Depreciation includes depreciation expense for District Energy, which is reported in cost of services in the consolidated condensed statement of operations. Depreciation also includes non-cash impairment charges of $7.5 million recorded by Atlantic Aviation during the first six months of 2009.

(2) Amortization expense includes non-cash impairment charges of $23.3 million for contractual arrangements recorded by Atlantic Aviation during the first six months of 2009.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12.    Reportable Segments - (continued)

Capital expenditures for the Company’s reportable segments were as follows ($ in thousands) (unaudited):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
The Gas Company	$1,739	$1,334	$5,625	$4,915
District Energy	396	2,044	1,242	5,447
Atlantic Aviation	3,012	4,366	5,595	9,246
Total	$5,147	$7,744	$12,462	$19,608

Property, equipment, land and leasehold improvements, goodwill and total assets for the Company’s reportable segments as of September 30 were as follows ($ in thousands) (unaudited):

	Property, Equipment, Land and Leasehold Improvements		Goodwill		Total Assets
	2010	2009 (1)	2010	2009 (2)	2010	2009
The Gas Company	$144,400	$143,269	$120,193	$120,193	$352,474	$347,269
District Energy	147,630	146,063	18,646	18,646	234,333	230,544
Atlantic Aviation	273,731	289,157	377,343	377,343	1,437,767	1,497,028
Total	$565,761	$578,489	$516,182	$516,182	$2,024,574	$2,074,841

___________________
(1) Includes a non-cash impairment charge of $7.5 million recorded during the first six months of 2009 at Atlantic Aviation.
(2) Includes a non-cash goodwill impairment charge of $71.2 million recorded during the first six months of 2009 at Atlantic Aviation.

Reconciliation of reportable segments’ total assets to consolidated total assets ($ in thousands) (unaudited):

	As of September 30,
	2010	2009

Total assets of reportable segments	$2,024,574	$2,074,841
Investment in IMTT	211,662	201,585
Assets of discontinued operations held for sale	-	94,942
Corporate and other	(12,283)	(6,493)
Total consolidated assets	$2,223,953	$2,364,875

13.    Related Party Transactions

Management Services Agreement with Macquarie Infrastructure Management (USA) Inc. (the Manager)

As of September 30, 2010, the Manager held 3,797,557 LLC interests of the Company, which were acquired concurrently with the closing of the initial public offering in December 2004 and by reinvesting base management and performance fees in the Company. In addition, the Macquarie Group held LLC interests acquired in open market purchases.

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

In accordance with the Management Agreement, the Manager is entitled to a quarterly base management fee based primarily on the Company’s market capitalization, and a performance fee, based on the performance of the Company’s stock relative to a U.S. utilities index. For the nine months ended September 30, 2010 and 2009, the Company incurred base management fees of $6.8 million and $3.0 million, respectively. The unpaid portion of the fees at the end of each reporting period is included in due to manager-related party in the consolidated condensed balance sheets. The Manager elected to reinvest the base management fee of $2.2 million for the first quarter of 2010 in LLC interests and the Company issued 155,375 LLC interests to the Manager during the second quarter of 2010. The base management fee of $2.3 million for the second quarter of 2010 was paid in cash during the third quarter of 2010. The base management fee of $2.4 million for the third quarter of 2010 will be paid in cash during the fourth quarter of 2010.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

13.    Related Party Transactions - (continued)

The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries and investments, income taxes, audit and legal fees, acquisitions and dispositions and its compliance with applicable laws and regulations. During the nine months ended September 30, 2010 and 2009, the Manager charged the Company $255,000 and $192,000, respectively, for reimbursement of out-of-pocket expenses. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in due to manager-related party in the consolidated condensed balance sheet.

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

Nine Months Ended September 30, 2010

− Holding company debt restructuring advice provided by MCUSA in 2009	$500

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

Nine Months Ended September 30, 2010

Revolving credit facility commitment provided by Macquarie Group during January 1, 2010 through March 30, 2010 (1)	$4,444
Revolving credit facility commitment provided by Macquarie Group at March 31, 2010 (2)	----
Portion of revolving credit facility commitment from Macquarie Group drawn down, as of March 31, 2010 (2) (3)	----
Interest expense on Macquarie Group portion of the drawn down commitment, for the quarter ended March 31, 2010	----
Commitment fees to the Macquarie Group, for quarter ended March 31, 2010	5
___________________
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

Derivative Instruments and Hedging Activities

The Company has derivative instruments in place to fix the interest rate on certain outstanding variable rate term loan facilities. MBL has provided interest rate swaps for Atlantic Aviation and The Gas Company. At September 30, 2010, Atlantic Aviation had $772.0 million of its variable-rate term loans hedged, of which MBL provided the interest rate swaps for a notional amount of $270.0 million. The remainder of the swaps are from an unrelated third party. During the nine months ended September 30, 2010, Atlantic Aviation made net payments to MBL of $10.2 million in relation to these swaps.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

13.    Related Party Transactions - (continued)

As discussed in Note 8, ‘‘Long-Term Debt’’, for the nine months ended September 30, 2010, Atlantic Aviation paid $4.7 million in interest rate swap breakage fees, of which $467,000 was paid to MBL.

In November 2010, Atlantic Aviation used $9.5 million of excess cash flow to prepay $8.7 million of the outstanding principal balance of the term loan debt and incurred $839,000 in interest rate swap breakage fees, of which $29,000 was paid to MBL.

At September 30, 2010, The Gas Company had $160.0 million of its term loans hedged, of which MBL provided the interest rate swaps for a notional amount of $48.0 million. The remainder of the swaps are from an unrelated third party. During the nine months ended September 30, 2010, The Gas Company made net payments to MBL of $1.6 million in relation to these swaps.

Other Transactions

In September 2010, The Gas Company purchased casualty insurance coverage from insurance underwriters who pay commission to Macquarie Insurance Facility, or MIF, an indirect subsidiary of Macquarie Group Limited.  The Gas Company does not make any payments directly to MIF.

In August 2010, Macquarie AirFinance, or MAF, an indirect subsidiary of Macquarie Group Limited, parked an aircraft at one of Atlantic Aviation’s airports.  During the quarter ended September 30, 2010, Atlantic Aviation recorded $11,000 in revenue from MAF’s agent. As of September 30, 2010, there was no receivables balance outstanding from MAF.

During the nine months ended September 30, 2010, Atlantic Aviation entered into a copiers lease agreement with Macquarie Equipment Finance, or MEF, an indirect subsidiary of Macquarie Group Limited. For the nine months ended September 30, 2010, Atlantic Aviation incurred $25,000 in lease expense on these copiers.  As of September 30, 2010, Atlantic Aviation had payables to MEF of $1,000, which is included in accounts payable in the consolidated condensed balance sheet.

On March 30, 2009, The Gas Company entered into licensing agreements with Utility Service Partners, Inc. and America’s Water Heater Rentals, LLC, both indirect subsidiaries of Macquarie Group Limited, to enable these entities to offer products and services to The Gas Company’s customer base. No payments were made under these arrangements during the nine months ended September 30, 2010.

On August 29, 2008, Macquarie Global Opportunities Partners, or MGOP, a private equity fund managed by the Macquarie Group, completed the acquisition of the jet membership, retail charter and fuel management business units previously owned by Sentient Jet Holdings, LLC. The new company is called Sentient Flight Group (referred to hereafter as ‘‘Sentient’’). Sentient was an existing customer of Atlantic Aviation. For the nine months ended September 30, 2010, Atlantic Aviation recorded $12.4 million in revenue from Sentient. As of September 30, 2010, Atlantic Aviation had $126,000 in receivables from Sentient, which is included in accounts receivable in the consolidated condensed balance sheets. During the nine months ended September 30, 2010, Atlantic Aviation paid $15,000 to Sentient for charter services rendered.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

14.    Income Taxes - (continued)

In the first nine months of 2010, the Company revised the valuation allowance from $20.6 million at December 31, 2009 to $8.0 million, a decrease of $12.6 million. Approximately $2.6 million of this decrease was recorded in benefit for income taxes from continuing operations in the consolidated condensed statements of operations during the nine months ended September 30, 2010, and the remaining $10.0 million decrease recorded in discontinued operations.

As discussed in Note 5, ‘‘Discontinued Operations’’, as a result of the approval of the sale of PCAA’s assets in bankruptcy and the expected dissolution of PCAA during 2010, the Company has reduced its valuation allowance on the realization of a portion of the deferred tax assets attributable to its basis in PCAA and its consolidated federal net operating loss.

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

Uncertain Tax Positions

At December 31, 2009, the Company and its subsidiaries had a reserve of approximately $336,000 for benefits taken during 2009 and prior tax periods attributable to tax positions for which the probability of recognition is considered to be less than more likely than not. There was no material change in that reserve as of September 30, 2010, and no material change is expected for the year ended December 31, 2010.

15.    Legal Proceedings and Contingencies

There are no material legal proceedings other than as disclosed in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on February 25, 2010.

16.  Subsequent Event

Atlantic Aviation has been in the process of bidding for an operating lease renewal at one of the Atlanta airports. This airport was previously operating under a month to month lease. In November 2010, the lease was awarded to another party. The results of operations at this airport are not material to Atlantic Aviation's consolidated results of operations.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

Dated: November 3, 2010	By:	/s/ James Hooke
Name: James Hooke
Title: Chief Executive Officer

Dated: November 3, 2010	By:	/s/ Todd Weintraub
Name: Todd Weintraub Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1*
Loan Agreement, dated as of August 1, 2010, between the Louisiana Public Facilities Authority, as issuer, and IMTT-Finco, LLC, relating to the issuance of $85.0 million aggregate principal amount of GO Zone bonds.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer

________________________
*Filed herewith.

E-1