Form 10-K
period 2010-12-31
Macquarie Infrastructure CO LLC
filed 2011-02-23
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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
Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ] Accelerated Filer [X] Non-Accelerated Filer [  ] Smaller Reporting Company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

The aggregate market value of the outstanding shares of stock held by non-affiliates of Macquarie Infrastructure Company LLC at June 30, 2010 was $531,493,528 based on the closing price on the New York Stock Exchange on that date. This calculation does not reflect a determination that persons are affiliates for any other purposes.

There were 45,715,448 shares of stock without par value outstanding at February 23, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to Macquarie Infrastructure Company LLC’s Annual Meeting of Shareholders for fiscal year ended December 31, 2010, to be held June 2, 2011, is incorporated by reference in Part III to the extent described therein.

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

Forward-looking statements in this report are subject to a number of risks and uncertainties, some of which are beyond our control, including, among other things:

•	changes in general economic, business or demographic conditions or trends in the United States or changes in the political environment, level of travel or construction or transportation costs where we operate, including changes in interest rates and price levels;

•	changes in patterns of commercial or general aviation air travel, including variations in customer demand for our business;

•	our Manager’s affiliation with the Macquarie Group, which may affect the market price of our LLC interests;

•	our limited ability to remove our Manager for underperformance and our Manager’s right to resign;

•	our holding company structure, which may limit our ability to pay or increase a dividend;

•	our ability to service, comply with the terms of and refinance at maturity our substantial indebtedness;

•	our ability to make, finance and integrate acquisitions;

•	our ability to implement our operating and internal growth strategies;

•	the regulatory environment, including U.S. energy policy, in which our businesses and the businesses in which we hold investments operate and our ability to estimate compliance costs, comply with any changes thereto, rates implemented by regulators of our businesses and the businesses in which we hold investments, and our relationships and rights under and contracts with governmental agencies and authorities;

•	technological innovations leading to a change in energy consumption patterns;

•	changes in electricity or other energy costs;

•	the competitive environment for attractive acquisition opportunities facing our businesses and the businesses in which we hold investments;

•	environmental risks, including the impact of climate change and weather conditions, pertaining to our businesses and the businesses in which we hold investments;

•	work interruptions or other labor stoppages at our businesses or the businesses in which we hold investments;

•	changes in the current treatment of qualified dividend income and long-term capital gains under current U.S. federal income tax law and the qualification of our income and gains for such treatment;

•	disruptions or other extraordinary or force majeure events affecting the facilities or operations of our businesses and the businesses in which we hold investments and our ability to insure against any losses resulting from such events or disruptions;

•	fluctuations in fuel costs, or the costs of supplies upon which our gas production and distribution business is dependent, and our ability to recover increases in these costs from customers;

•	our ability to make alternate arrangements to account for any disruptions or shutdowns that may affect the facilities of the suppliers or the operation of the barges upon which our gas production and distribution business is dependent; and

•	changes in U.S. domestic demand for chemical, petroleum and vegetable and animal oil products, the relative availability of tank storage capacity and the extent to which such products are imported.

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

PART I

ITEM 1. BUSINESS

Macquarie Infrastructure Company, LLC, a Delaware limited liability company, was formed on April 13, 2004. Except as otherwise specified, “Macquarie Infrastructure Company”, “MIC,” “the Company”, “we,” “us,” and “our” refer to Macquarie Infrastructure Company LLC and its subsidiaries together. References to our “shareholders” herein means holders of LLC interests. The holders of LLC interests are also the members of our company. Macquarie Infrastructure Management (USA) Inc., the company that we refer to as our Manager, is part of the Macquarie Group of companies. References to the Macquarie Group means Macquarie Group Limited and its respective subsidiaries and affiliates worldwide.

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

The Company’s four operating segments are classified into either energy-related businesses or aviation-related business, Atlantic Aviation. The energy-related businesses consist of three operating segments: The Gas Company, District Energy and an investment in IMTT, which is accounted for under the equity method. All of the business segments are managed separately and management has chosen to organize the Company around the distinct products and services offered.

The Energy-Related Businesses:

•	a 50% interest in a bulk liquid storage terminal business (“International Matex Tank Terminals” or “IMTT”), which provides bulk liquid storage and handling services at ten marine terminals in the United States and two in Canada and is one of the largest participants in this industry in the U.S., based on storage capacity;

•	a gas production and distribution business (“The Gas Company”), which is a full-service gas energy company, making gas products and services available in Hawaii; and

•	a 50.01% controlling interest in a district energy business (“District Energy”), which operates the largest district cooling system in the U.S., serving various customers in Chicago, Illinois and Las Vegas, Nevada.

Atlantic Aviation — an airport services business providing products and services, including fuel and aircraft hangaring/parking, to owners and operators of private jets at 66 airports and one heliport in the U.S.

On June 2, 2010, we concluded the sale in bankruptcy of an airport parking business (“Parking Company of America Airports” or “PCAA”), resulting in a pre-tax gain of $130.3 million, of which $76.5 million related to the forgiveness of debt, and the elimination of $201.0 million of current debt from liabilities from our consolidated balance sheet. The results of operations from this business and the gain from the bankruptcy sale are separately reported as a discontinued operations in the Company’s consolidated financial statements. This business is no longer a reportable segment. As a part of the bankruptcy sale process, substantially all of the cash proceeds were used to pay the creditors of this business and were not paid to us. We received $602,000 from the PCAA bankruptcy estate for expenses paid on behalf of PCAA during its operations. See Note 4, “Discontinued Operations”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K for financial information and further discussions.

We have elected to treat MIC as a corporation for federal tax purposes. As a result, all investor tax reporting with respect to distributions made is based on our being a corporation for U.S. federal tax purposes and such reporting will be provided on Form 1099.

Our Manager

Our Manager is a member of the Macquarie Group, a diversified international provider of financial, advisory and investment services. The Macquarie Group is headquartered in Sydney, Australia and is a global leader in management of infrastructure investment vehicles on behalf of third-party investors and advising on the acquisition, disposition and financing of infrastructure assets.

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

We pay our Manager a quarterly base management fee based primarily on our market capitalization. Our Manager can also earn a performance fee if the quarterly total return to shareholders (capital appreciation plus dividends) exceeds the quarterly total return of a U.S. utilities index. The performance fee is equal to 20% of the difference between the benchmark return and the return for our shareholders. To be eligible for the performance fee, our Manager must deliver quarterly total returns that are positive and in excess of any prior underperformance. Please see the management services agreement filed as an exhibit to this Annual Report on Form 10-K for the full terms of this agreement.

We believe that Macquarie Group’s demonstrated expertise and experience in the management, acquisition and funding of infrastructure businesses will provide us with a significant advantage in pursuing our strategy. Our Manager is part of the Macquarie Funds Group, the asset management division of Macquarie globally. Macquarie-managed entities own, operate and/or invest in a global portfolio of approximately 100 businesses including toll roads, airports and airport-related infrastructure, ports, communications, media, electricity and gas distribution networks, water utilities, renewable energy generation, aged care, rail and ferry assets across 24 countries.

Industry

Infrastructure businesses, in general, tend to generate sustainable and growing cash flows resulting from relatively inelastic customer demand and strong competitive positions of the businesses. Characteristics of infrastructure businesses include:

•	ownership of long-lived, high-value physical assets that are difficult to replicate or substitute around;

•	predictable maintenance capital expenditure requirements;

•	consistent, relatively inelastic demand for their services, such as those provided by our energy-related businesses;

•	strong competitive positions, largely due to high barriers to entry, including:

•	high initial development and construction costs;

•	difficulty in obtaining suitable land;

•	long-term, exclusive concessions or leases and customer contracts; and

•	lack of cost-effective alternatives to customers in the foreseeable future;

•	scalability, such that relatively small amounts of growth can generate significant increases in earnings before interest, taxes, depreciation and amortization, or EBITDA; and

•	the provision of basic, often essential services.

In addition to the benefits related to these characteristics, the revenues generated by our infrastructure businesses generally can be expected to keep pace with inflation. The price escalators built into customer contracts, and the inflation and cost pass-through adjustments typically a part of pricing terms in user pays businesses or provided for by the regulatory process to regulated businesses, serve to insulate infrastructure businesses to a significant degree from the negative effects of inflation and commodity price risk. We also employ interest rate swaps in connection with our businesses’ floating rate debt to effectively fix our interest expense and hedge variability from interest rate change.

We focus on the ownership and operation of infrastructure businesses in the following categories:

•	“contracted,” such as IMTT, the revenues of which are derived from per-use or rental charges in medium-term contracts, and District Energy, a majority of the revenues of which are derived from long-term contracts with businesses and governments;

•	“regulated,” such as the utility operations of The Gas Company; and

•	“user pays,” such as Atlantic Aviation, the revenues of which are based on patronage.

Strategy

There are three components to our strategy:

•	programs to improve the operating performance of each of our businesses;

•	a sustainable balance between distributions to our shareholders of available cash and investment in the growth of new or existing businesses; and

•	continued debt reduction at Atlantic Aviation to levels at which it is again prudent to distribute cash from the business to MIC.

Our Businesses and Investments

We provide below information about our businesses and investments, including key financial information for each business. We are disclosing earnings before interest, taxes, depreciation and amortization (EBITDA) excluding non-cash items as defined by us. We believe EBITDA excluding non-cash items provides additional insight into the performance of our operating businesses relative to each other and similar businesses without regard to their capital structure, and their ability to service or reduce debt, fund capital expenditures and/or support distributions to the holding company. Additionally, EBITDA excluding non-cash items is a key performance metric relied on by management in evaluating the performance of the Company and our operating segments. Therefore, this Annual Report on Form 10-K discloses EBITDA excluding non-cash items in addition to the other financial information provided in accordance with GAAP. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Results of Operations” in Part II, Item 7 for a reconciliation of net income (loss) to EBITDA excluding non-cash items for the Company and its operating segments.

Energy-Related Businesses

IMTT

Business Overview

We own 50% of International-Matex Tank Terminals, or IMTT. The 50% we do not own is owned by members of the founding family. IMTT stores and handles petroleum products, various chemicals, renewable fuels and vegetable and animal oils. IMTT is one of the largest independent providers of bulk liquid storage terminal services in the U.S., based on capacity.

For the year ended December 31, 2010, IMTT generated approximately 42% of its terminal revenue and approximately 40% of its terminal gross profit at its Bayonne, New Jersey facility in New York Harbor.

Energy-Related Businesses:  IMTT – (continued)

Approximately 42% of IMTT’s total terminal revenue and approximately 50% of its terminal gross profit was generated by its St. Rose, Gretna, Avondale and Geismar facilities, which together service the lower Mississippi River region (with St. Rose as the largest contributor).

IMTT also owns Oil Mop, an environmental response and spill clean-up business. Oil Mop has a network of facilities along the U.S. Gulf Coast between Houston and New Orleans. These facilities service predominantly the Gulf region, but also respond to spill events as needed throughout the United States and internationally.

The table below summarizes the proportion of the terminal revenue generated from the commodities stored at IMTT’s U.S. terminals for the year ended December 31, 2010:

Proportion of Terminal Revenue from Major Commodities Stored
Petroleum/Asphalt	Chemical	Renewable/Vegetable & Animal Oil	Other
60%	27%	9%	4%

Financial information for 100% of this business is as follows ($ in millions):

	As of, and for the Year Ended, December 31,
	2010	2009	2008
Revenue	$557.2	$346.2	$352.6
EBITDA excluding non-cash items	236.8	147.7	136.6
Total assets	1,221.9	1,064.8	1,006.3

Industry Overview

Bulk liquid storage terminals provide an essential link in the supply chain for liquid commodities such as crude oil, refined petroleum products and basic and specialized chemicals. In addition to renting storage tanks, bulk liquid storage terminals generate revenues by offering ancillary services including product transfer (throughput), heating and blending. Pricing for storage and other services typically reflects local supply and demand as well as the specific attributes of each terminal including access to deepwater berths and connections to land-based infrastructure such as roads, pipelines and rail.

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

Energy-Related Businesses:  IMTT – (continued)

Strategy

The key components of IMTT’s strategy are to drive growth in revenue and cash flows by attracting and retaining customers who place a premium on flexibility, speed and efficiency in bulk liquid storage and to invest, where prudent, in additional storage capacity. IMTT believes that the successful execution of this strategy will be aided by its size, technology and service capability.

Flexibility:    Operational flexibility is essential to making IMTT an attractive supplier of bulk liquid storage services in its key markets. Its facilities operate 24/7 providing shippers, refiners, manufacturers, traders and distributors with prompt access to a wide range of storage services. In each of its two key markets, IMTT’s scale ensures availability of sophisticated product handling and storage capabilities along with ancillary services such as heating and blending. IMTT continues to improve its facilities’ speed and flexibility of operations by investing in upgrades of its docks, pipelines and pumping infrastructure and facility management systems.

Investment in Growth:    IMTT seeks to increase its available storage capacity, especially in New York Harbor and the lower Mississippi River, by building new tankage at existing facilities when supported by customer demand.

Locations

The following table summarizes the location of each IMTT facility and the corresponding millions of barrels of storage capacity in service and ship and barge docks available for product transfer. This information is as of December 31, 2010 and does not include tanks used in packaging, recovery tanks, and/or other storage capacity not typically available for rent.

Facility	Land	Aggregate Capacity of Storage Tanks in Service	Number of Ship & Barge Berths in Service
		(Millions of Barrels)
Facilities in the United States:
Bayonne, NJ	Owned	16.0	20
St. Rose, LA*	Owned	14.7	16
Gretna, LA*	Owned	2.0	5
Avondale, LA*	Owned	1.1	4
Geismar, LA*	Owned	0.9	3
Lemont, IL	Owned/Leased	1.0	1
Joliet, IL	Owned	0.9	3
Richmond, CA	Owned	0.7	2
Chesapeake, VA	Owned	1.0	1
Richmond, VA	Owned	0.4	1

Facilities in Canada:
Quebec City, Quebec(1)	Leased	2.0	2
Placentia Bay, Newfoundland(2)	Leased	3.0	2
Total		43.7	60

*	Collectively the “Louisiana” facilities.

(1)	Indirectly 66.7% owned and managed by IMTT.

(2)	Indirectly 20.1% owned and managed by IMTT.

Energy-Related Businesses:  IMTT – (continued)

All facilities have marine access, road access and, except for Richmond, Virginia and Placentia Bay, Newfoundland, all sites have rail access.

Bayonne, New Jersey

The 16.0 million barrel storage terminal at Bayonne, New Jersey has the most storage capacity of any IMTT site. Located on the Kill Van Kull between New Jersey and Staten Island, the terminal occupies a strategically advantageous position in New York Harbor, or NYH. As the largest independent bulk liquid storage facility in NYH, IMTT-Bayonne has substantial market share for third-party storage of refined petroleum products and chemicals.

NYH serves as the main petroleum trading hub in the northeast United States and the physical delivery point for the gasoline and heating oil futures contracts traded on New York Mercantile Exchange (NYMEX). In addition to waterborne shipments, products reach NYH through petroleum product pipelines from the U.S. Gulf region and elsewhere. NYH also serves as the starting point for refined product pipelines linked to inland markets and as a key port for refined petroleum product imports. IMTT-Bayonne has connections to the Colonial, Buckeye and Harbor refined petroleum product pipelines as well as rail and road connections. As a result, IMTT-Bayonne provides its customers with substantial logistical flexibility.

IMTT-Bayonne has the capability to quickly load and unload the largest bulk liquid transport ships entering NYH. The U.S. Army Corp of Engineers (USACE) has dredged the Kill Van Kull channel passing the IMTT-Bayonne docks to 45 feet (IMTT has dredged some but not all of its docks to that depth). Most competitors in NYH have facilities located on the southern portion of the Arthur Kill (water depth of approximately 35 feet) and force large ships to transfer product through lightering (transferring cargo to barges at anchorage) before docking. This technique substantially increases the cost of loading and unloading vessels. This competitive advantage for Bayonne may improve as the USACE is in the process of dredging the Kill Van Kull to 50 feet (with no planned increase in the depth of the southern portion of the Arthur Kill). Demand for third-party bulk liquid storage in NYH has remained strong during the past several years.

St. Rose/Gretna/Avondale/Geismar

On the lower Mississippi River, IMTT currently operates four terminals (St. Rose, Gretna, Avondale and Geismar). With combined storage capacity of 18.7 million barrels, the four sites give IMTT substantial market share in storage for black oil, bulk liquid chemicals, and vegetable oils on the lower Mississippi River.

The Louisiana facilities give IMTT a substantial presence in a key domestic transport hub. The lower Mississippi River serves as a major transshipment point between the central United States and the rest of the world for exported agricultural products (such as vegetable oils) and imported commodity chemicals (such as methanol). The region also has substantial domestic traffic related to the petroleum industry. Gulf Coast refiners send their products to other regions of the U.S. and overseas and require storage capacity and ancillary services to facilitate distribution. IMTT’s Louisiana facilities, with their deep water ship and barge docks as well as access to rail, road and pipeline infrastructure, are highly capable of performing these functions. Demand for third-party bulk liquid storage on the lower Mississippi River has remained strong during the past several years.

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

Energy-Related Businesses:  IMTT – (continued)

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

Customers

IMTT provides bulk liquid storage services principally to vertically integrated petroleum product producers and refiners, chemical manufacturers, food processors and traders of bulk liquid petroleum, chemical and agricultural products. BP represented more than 10% of IMTT’s consolidated revenues and accounts receivable for the year ended and at December 31, 2010, primarily due to the non-recurring oil spill response activity in the Gulf of Mexico.

Customer Contracts

IMTT generally rents storage tanks to customers under contracts with terms of three to five years. Pursuant to these contracts, customers generally pay for the tank storage whether they use it or not. The contracts generally have no early termination provisions. Customers generally pay rental charges monthly at rates stated in terms of cents per barrel of storage capacity per month. Tank rental rates vary by commodity stored and by location. IMTT’s standard form of customer contract generally permits a certain number of free product movements into and out of the storage tank with charges for throughput exceeding the prescribed levels. In cases where stored liquids require heating to keep viscosity at acceptable levels, IMTT generally charges the customer for the heating with such charges essentially reflecting a pass-through of IMTT’s cost. Heating charges principally cover the cost of fuel used to produce steam. Pursuant to IMTT’s standard form of customer contract, tank rental rates, throughput rates and the rates for other services generally increase based on annual inflation indices. Customers retain title to products stored in the tanks and have responsibility for securing insurance against loss. As a result, IMTT has no commodity price risk related to the liquids stored in its tanks and has limited liability from product loss. IMTT is responsible for ensuring appropriate care of products stored at its facilities and maintains adequate insurance with respect to its exposure.

Regulation

The rates that IMTT charges for its services are not subject to regulation. However, a number of regulatory bodies oversee IMTT’s operations. IMTT must comply with numerous federal, state and local environmental, occupational health and safety, security, tax and planning statutes and regulations. These regulations require IMTT to obtain and maintain permits to operate its facilities and impose standards that govern the way IMTT operates its business. If IMTT does not comply with the relevant regulations, it could lose its operating permits and/or incur fines and increased liability. As a result, IMTT has developed environmental and health and safety compliance functions which are overseen by the terminal managers at the terminal level, IMTT’s Director of Environmental, Health and Safety, Chief Operating Officer and Chief Executive Officer. While changes in environmental, health and safety regulations pose a risk to IMTT’s operations, such changes are generally phased in over time to manage the impact on industry.

The Bayonne terminal was acquired and expanded over a 27 year period. It has significant remediation requirements that were partially assumed at the time of purchase from the various former owners. One former owner retained environmental remediation responsibilities for a purchased site as well as sharing other remediation costs. Remediation efforts entail removal of the free product, groundwater control and treatment, soil treatment, repair/replacement of sewer systems, and the implementation of containment and monitoring systems. These remediation activities are expected to continue for ten to twenty years.

Energy-Related Businesses:  IMTT – (continued)

The Lemont terminal has entered into a consent order with the State of Illinois to remediate contamination at the site that pre-dated IMTT’s ownership. This remediation effort, including the implementation of extraction and monitoring wells and soil treatment, is estimated to continue for ten to twenty years.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Part II, Item 7 for discussion of the expected future capitalized cost of environmental remediation.

Management

The day-to-day operations of IMTT’s terminals are overseen by individual terminal managers who are responsible for all aspects of the operations at their respective sites. IMTT’s terminal managers have on average 28 years experience in the bulk liquid storage industry and 17 years of service with IMTT.

The IMTT head office in New Orleans provides the business with central management, performs support functions such as accounting, tax, finance, human resources, insurance, information technology and legal services and provides support for functions that have been partially de-centralized to the terminal level such as engineering and environmental and occupational health and safety regulatory compliance. IMTT’s senior management team, other than the terminal managers, have on average 36 years experience in the bulk liquid storage industry and 29 years service with IMTT.

The Board of IMTT Holdings consists of six members with three appointees each from Macquarie Terminal Holdings, LLC, our wholly owned subsidiary, and our co-investor. All decisions of the Board require majority approval, including the approval of at least one member appointed by Macquarie Terminal Holdings, LLC and one member appointed by our co-investor. The Shareholders’ Agreement to which we became a party at the time of our investment in IMTT contains a customary list of items that must be referred to the Board for approval. The Shareholders’ Agreement is included as an exhibit to this Annual Report on Form 10-K.

Distribution of funds to the Company from IMTT is governed by the Shareholders’ Agreement between the Company and the co-investor that owns the remaining 50% stake. The co-investor has refused to vote in favor of distributing these funds, and the Company believes that such a refusal violates the Shareholders’ Agreement.

As a result, the Company has formally initiated the dispute resolution process in the Shareholders’ Agreement, and intends to proceed to arbitration with the co-investor if a satisfactory resolution cannot be reached within the timeframe prescribed in the Shareholders’ Agreement.

Employees

As of December 31, 2010, IMTT (excluding non-consolidated sites) had a total of 1,024 employees, including 135 employed by Oil Mop. At the Bayonne terminal, 138 employees are unionized, 52 of the employees are unionized at the Lemont and Joliet terminals and 35 employees are unionized at the Quebec terminal. We believe employee relations at IMTT are good.

The Gas Company

Business Overview

The Gas Company is Hawaii’s only government franchised full-service gas company, manufacturing and distributing gas products and services in Hawaii. The market includes Hawaii’s approximately 1.4 million residents and approximately 7.0 million visitors in 2010. The Gas Company manufactures synthetic natural gas, or SNG, for its utility customers on Oahu, and distributes Liquefied Petroleum Gas, or LPG, to utility and non-utility customers throughout the state’s six primary islands.

Energy-Related Businesses:  The Gas Company – (continued)

The Gas Company has two primary businesses, utility (or regulated) and non-utility (or unregulated):

•	The utility business serves approximately 35,300 customers through localized pipeline distribution systems located on the islands of Oahu, Hawaii, Maui, Kauai, Molokai and Lanai. The utility business includes the manufacture, distribution and sale of SNG on the island of Oahu and distribution and sale of LPG. Utility revenue consists principally of sales of SNG and LPG. The operating costs for the utility business include the cost of locally purchased feedstock, the cost of manufacturing SNG from the feedstock, LPG purchase costs and the cost of distributing SNG and LPG to customers. Utility sales comprised approximately 43% of The Gas Company’s total contribution margin in 2010.

•	The non-utility business sells and distributes LPG to approximately 33,300 customers. LPG is delivered by truck to individual tanks located on customer sites on Oahu, Hawaii, Maui, Kauai, Molokai and Lanai. Non-utility revenue is generated primarily from the sale of LPG delivered to customers. The operating costs for the non-utility business include the cost of purchased LPG and the cost of distributing the LPG to customers. Non-utility sales comprised approximately 57% of The Gas Company’s total contribution margin in 2010.

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

Financial information for this business is as follows ($ in millions):

	As of, and for the Year Ended, December 31,
	2010	2009	2008
Revenue	$210.6	$175.4	$213.0
EBITDA excluding non-cash items	44.4	37.6	27.9
Total assets	350.4	344.9	330.2
% of our consolidated revenue	25.0%	24.7%	21.8%

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

The Gas Company also recognizes the important role it plays in the local community and, as a component of its strategy, will focus on maintaining good relationships with regulators, governments and the communities it serves.

Energy-Related Businesses:  The Gas Company – (continued)

Products

While the mainland U.S. obtains natural gas from wells drilled into underground reservoirs of porous rock, Hawaii relies solely on manufactured and imported alternatives. Hawaii has no natural gas reserves.

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

The business’ utility rates are established by the HPUC in periodic rate cases typically initiated by The Gas Company. The business initiates a rate case by submitting a request to the HPUC for an increase in rates based, for example, upon materially higher costs related to providing the service. Following initiation of the rate increase request by The Gas Company and submission by the Division of Consumer Advocacy and other intervening parties of their positions on the rate request, and potentially an evidentiary hearing, the HPUC issues a decision establishing the revenue requirements and the resulting rates that The Gas Company will be allowed to charge.

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

Energy-Related Businesses:  The Gas Company – (continued)

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

In 2010, Chevron considered converting its Hawaii refinery to a storage terminal. Chevron concluded that it would continue operating as a refinery in Hawaii; however, Chevron has publicly stated that it is considering other alternatives for this facility. Chevron’s Hawaii refinery supplied The Gas Company with approximately one-third of its total LPG purchases in 2010. The refinery also supplies the business’ principal competitor in the non-utility market.

Any decision by Chevron regarding its operations in Hawaii could affect the business’ cost of LPG and may adversely impact its non-utility contribution margin and profitability. In an effort to mitigate the risk of supply disruption and/or a potential increase in costs, the business has been evaluating a number of alternatives, including additional shipments of foreign sourced product and additional storage.

The business also obtains its feedstock and fuel for SNG production, naphtha, from the Tesoro refinery on Oahu. The Gas Company has an agreement with Tesoro that expires August 31, 2011. The agreement was effective as of September 1, 2010 and remains subject to final HPUC approval expected by mid-2011. Under the rate structures in place in Hawaii, The Gas Company expects its utility business will have the ability to pass fluctuations in the cost of feedstock through to its customers.

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

Distribution System (Non-Utility Business)

The non-utility business provides gas on all six primary islands to customers that are not connected to the business’ utility pipeline system. The majority of The Gas Company’s non-utility customers are on the neighboring islands. LPG is distributed to the neighboring islands by direct deliveries from overseas suppliers

Energy-Related Businesses:  The Gas Company – (continued)

and by barge delivery. The business also owns the infrastructure to distribute LPG to its customers, such as harbor pipelines, trucks, several holding facilities and storage base-yards on Kauai, Maui and Hawaii.

Employees and Management

As of December 31, 2010, The Gas Company had 315 employees, of which 213 are unionized. The unionized employees are subject to a collective bargaining agreement that expires on April 30, 2013. The business believes it has a good relationship with the union and there have been no major disruptions in operations due to labor matters for over 30 years. Management of the business is headquartered in Honolulu, Oahu with branch office management at operating locations.

Environmental Matters

Environmental Permits:    Gas manufacturing requires environmental operating permits. The most significant are air and wastewater permits that are required for the SNG plant. The Gas Company is in compliance in all material respects with all applicable provisions of these permits.

Environmental Compliance:    The business believes that it is in compliance in all material respects with applicable state and federal environmental laws and regulations. Under normal operating conditions, its facilities do not generate hazardous waste. Hazardous waste, when produced, poses little ongoing risk to the facilities from a regulatory standpoint because SNG and LPG dissipates quickly if released.

District Energy

Business Overview

Through December 22, 2009, District Energy consisted of a 100% ownership of Thermal Chicago and a 75% interest in Northwind Aladdin and all of the senior debt of Northwind Aladdin. The remaining 25% equity interest in Northwind Aladdin is owned by Nevada Electric Investment Company, or NEICO, an indirect subsidiary of NV Energy, Inc. On December 23, 2009, we sold 49.99% of our membership interests in District Energy to John Hancock Life Insurance Company and John Hancock Life Insurance Company (U.S.A.) (collectively “John Hancock”) for $29.5 million. The financial results discussed below reflect 100% of District Energy’s full year performance.

District Energy operates the largest district cooling system in the United States. The system currently serves approximately 100 customers in downtown Chicago under long-term contracts and one customer outside the downtown area. District Energy produces chilled water at five plants located in downtown Chicago and distributes it through a closed loop of underground piping for use in the air conditioning systems of large commercial, retail and residential buildings in the central business district. The first of the plants became operational in 1995, and the most recent came on line in June 2002. With modifications made in 2009, the downtown system has the capacity to produce approximately 92,000 tons of chilled water, although it has approximately 103,000 tons of cooling under contract. The business is able to sell continuous service capacity in excess of the total system capacity because not all customers use their full capacity at the same time.

District Energy also owns a site-specific heating and cooling plant that serves a single customer in Chicago outside the downtown area. This plant has the capacity to produce 4,900 tons of cooling and 58 million British Thermal Units, or BTUs, of heating per hour.

District Energy’s Las Vegas operation owns and operates a stand-alone facility that provides cold and hot water (for chilling and heating, respectively) to three customers in Las Vegas, Nevada. These customers consist of a resort and casino, a condominium that began receiving full service in February 2010 and a shopping complex. The three customers represent approximately 48%, 45% and 7% of the Las Vegas operation’s cash flows, respectively. All three Las Vegas contracts expire in February 2020. The Las Vegas operation represented approximately 25% of the cash flows of District Energy in 2010.

Energy-Related Businesses:  District Energy – (continued)

Financial information for 100% of this business is as follows ($ in millions):

	As of, and for the Year Ended, December 31,
	2010	2009	2008
Revenue	$56.8	$48.6	$48.0
EBITDA excluding non-cash items	22.8	20.8	21.1
Total assets	228.5	234.8	227.1
% of our consolidated revenue	6.8%	6.8%	4.9%

Industry Overview

District energy systems provide chilled water, steam and/or hot water from a centralized plant through underground piping for cooling and heating purposes. A typical district energy customer is the owner/manager of a large office or residential building or facilities such as hospitals, universities or municipal buildings. District energy systems exist in many major North American and European cities and some have been in operation for over 100 years.

Strategy

District Energy’s strategy is to position the business in the market as the most effective and value-added method of providing building chilled water such that it attracts and connects new customers to the system and can invest in further expansion. We believe that District Energy will continue to generate consistent revenue and stable cash flows as a result of the long-term contractual relationships with its customers and the management team’s proven ability to improve the operating performance of the business.

Growth:    This business intends to grow revenue and profits by marketing its services to developers in the downtown Chicago market. Its value proposition is centered on high reliability, ease of operation and maintenance. The management team develops and maintains relationships with property developers, engineers, architects and city planners as a means of keeping District Energy and these attributes “top of mind” when they select among building cooling systems and services.

Business Management:    The business focuses on minimizing the cost of electricity consumed per unit of chilled water produced by its plants. District Energy is able to maintain and potentially increase its competitive advantage over self cooling by consuming electricity efficiently. District Energy has the ability to create ice during off-peak hours when electricity costs are typically lower. District Energy uses the cold energy in the ice to produce chilled water during the day when electricity prices are typically higher. The resulting cost savings are passed through to its customers.

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

Energy-Related Businesses:  District Energy – (continued)

Customers

District Energy currently serves approximately 100 customers in downtown Chicago and one outside the downtown area. Its customer base is diverse and consists of retail stores, office buildings, residential buildings, theaters and government facilities. Office and commercial buildings constitute approximately 70% of its customer base. No one customer accounts for more than 10% of total contracted capacity at December 31, 2010.

The business typically enters into contracts with the owners of the buildings to which the chilled water service is provided. The weighted average life of customer contracts as of December 31, 2010 is approximately 9 years. The majority require a termination payment if a customer wishes to terminate a contract early or if the business terminates the contract for customer default. The termination payment allows the business to recover the remaining capital that it invested to provide service to the customer.

Customers pay two charges to receive chilled water services: a fixed capacity charge and a variable consumption charge. The capacity charge is a fixed monthly amount based on the maximum number of tons of chilled water that the business has contracted to make available to the customer at any point in time whether they use it or not. The consumption charge is a variable amount based on the volume of chilled water actually used during a billing period.

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

Energy-Related Businesses:  District Energy – (continued)

plants, facilities and piping essential in providing district cooling chilled water service to customers. During 2008, the Chicago City Council extended the term of the Use Agreement for an additional 20 years until December 31, 2040. Any proposed renewal, extension or modification of the Use Agreement will be subject to the approval by the City Council of Chicago.

Management

The day-to-day operations of District Energy are managed by a team located in Chicago, Illinois. The management team has a broad range of experience that includes engineering, construction and project management, business development, operations and maintenance, project consulting, energy performance contracting and retail electricity sales. The team also has significant financial and accounting experience.

The business is governed by a board of directors on which we have three representatives and our co-shareholder has two. Although we control decisions that require a simple majority, certain issues require super majority approval including sale or other disposal of all or substantially all of the business’ property or assets, entry into a new line of business, modifications of constituent or governing documents and pursuit of an initial public offering of any membership interests.

Employees

As of December 31, 2010, District Energy had 40 full-time employees and one part-time employee. In Chicago, 27 plant staff members are employed under a three-year collective bargaining agreement expiring on January 14, 2012. In Las Vegas, 6 plant staff members are employed under a four-year labor agreement expiring on March 31, 2013. We believe employee relations at District Energy are good.

Aviation-Related Business

Atlantic Aviation

Business Overview

The business, Atlantic Aviation, operates fixed-based operations, or FBOs, at 66 airports and one heliport throughout the United States. Atlantic Aviation’s FBOs provide fueling and fuel-related services, aircraft parking and hangar services to owners/operators of jet aircraft, primarily in the general aviation sector of the air transportation industry, but also commercial, military, freight and government aviation customers.

Financial information for this business is as follows ($ in millions):

	As of, and for the Year Ended, December 31,
	2010	2009	2008
Revenue	$573.4	$486.1	$716.3
EBITDA excluding non-cash items	117.5	106.5	137.1
Total assets	1,410.1	1,473.2	1,660.8
% of our consolidated revenue	68.2%	68.5%	73.3%

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

Aviation-Related Business:  Atlantic Aviation – (continued)

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

Demand for FBO services is driven by the level of general aviation aircraft activity. General aviation activity level can be measured by the number of take-offs and landings in a given period. General aviation business jet take-offs and landings increased in 2010. According to flight data reported by the Federal Aviation Administration, or “FAA”, take-offs and landings increased 6.9% and 11.3% in the fourth quarter and the year ended December 31, 2010, respectively, as compared to the prior comparable periods. However, as stated by the FAA on their website, the data has several limitations and challenges. Nonetheless, the business believes it is a useful directional tool to assess trends in the general aviation sector. The business believes business jet traffic will continue to expand if economic activity continues to recover.

Strategy

Atlantic Aviation is pursuing a strategy that has five principal components. The first component encompasses an overarching commitment to provide superior service and safety to its customers. The second component is to continue to reduce debt. The third component addresses organic growth of the business and focuses on leveraging the size of the Atlantic Aviation network and its information technology capabilities to identify marketing leads and implement cross-selling initiatives. The fourth is to aggressively manage the business so as to minimize, to the extent possible, its operating expenses. The fifth is to optimize the portfolio through selective site acquisition and divestitures. These components are discussed in greater detail in the Operations and Marketing sections below.

Aviation-Related Business:  Atlantic Aviation – (continued)

Operations

The business has high-quality facilities and focuses on attracting customers who desire a high level of personal service. Fuel and fuel-related services generated 79% of Atlantic Aviation’s revenue and accounted for 65% of Atlantic Aviation’s gross profit in 2010. Other services, including de-icing, aircraft parking, hangar rental and catering, provided the balance. Fuel is stored in fuel tank farms and each FBO operates refueling vehicles owned or leased by the FBO. The FBO either owns or has access to the fuel storage tanks to support its fueling activities. At some of Atlantic Aviation’s locations, services are also provided to commercial carriers. These may include refueling from the carrier’s own fuel supplies stored in the carrier’s fuel farm, de-icing and/or ground and ramp handling services.

Atlantic Aviation buys fuel at a wholesale price and sells fuel to customers at a contracted price, or at a price negotiated at the point of purchase. While fuel costs can be volatile, Atlantic Aviation generally passes fuel cost changes through to customers and attempts to maintain and, when possible, grow a dollar-based margin per gallon of fuel sold. Atlantic Aviation also fuels aircraft with fuel owned by other parties and charges customers a service fee.

Atlantic Aviation has limited exposure to commodity price risk as it generally carries a limited inventory of jet fuel on its books and passes fluctuations in the wholesale cost of fuel through to its customers.

Atlantic Aviation is particularly focused on managing costs effectively. In light of the recent slowdown in general aviation activity, initiatives have been implemented that have reduced operating costs by more than $30.0 million per year. These cost savings did not impair Atlantic’s ability to continue to deliver superior customer service. Atlantic Aviation will continue to evaluate opportunities to reduce expenses through, for example, business reengineering, more efficient purchasing and capturing synergies resulting from acquisitions.

Atlantic Aviation has recently completed a strategic review of its portfolio of FBOs. During this process, the business concluded that several of its sites did not have sufficient scale or serve a market with sufficiently strong growth prospects to warrant continued operations at these sites. As a result, Atlantic Aviation has undertaken to exit certain markets and redeploy resources that may be made available in the process into markets which it views as having better growth profiles. Consistent with this, Atlantic Aviation anticipates opening a new FBO that is currently under construction at Will Rogers Airport in Oklahoma City in May of 2011. Atlantic Aviation expects to pursue opportunities to acquire or develop additional FBOs on an opportunistic basis over the coming year.

Locations

Atlantic Aviation’s FBO facilities operate pursuant to long-term leases from airport authorities or local government agencies. The business and its predecessors have a strong history of successfully renewing leases, and have held some leases for over 40 years.

The existing leases have a weighted average remaining length of 16.8 years including extension options. The leases at 13 of Atlantic Aviation’s FBOs, accounting for 13.2% of Atlantic’s gross profit, will expire within the next five years. No individual FBO generates more than 10% of the gross profit of the business at December 31, 2010.

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

Aviation-Related Business:  Atlantic Aviation – (continued)

Marketing

Atlantic Aviation has a number of marketing programs, each utilizing an internally-developed point-of-sale system that tracks general aviation flight movements. One program supports flight tracking and provides customer relationship management data that facilitates upselling of fuel and optimization of revenue per customer.

Another program is a loyalty scheme for pilots known as “Atlantic Awards”. Atlantic Awards has gained wide acceptance among pilots. These awards are recorded as a reduction in fuel-revenue in Atlantic Aviation’s consolidated financial statements.

Competition

Atlantic Aviation competes with other FBO operators at about half of its locations. The FBOs compete on the basis of location of the facility relative to runways and street access, service, value-added features, reliability and price. To a lesser extent, each FBO also faces competitive pressure from the fact that aircraft may take on sufficient fuel at one location and not need to refuel at a specific destination. FBO operators also face indirect competition from facilities located at nearby airports.

Atlantic Aviation believes there are fewer than 10 competitors with operations at five or more U.S. airports. These include Signature Flight Support, Landmark Aviation and Million Air Interlink. Other than Signature, these competitors are privately owned. Atlantic Aviation’s aggregate market share at the airports on which it operates increased in 2010.

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

Management

The day-to-day operations of Atlantic Aviation are managed by individual site managers who are responsible for all aspects of the operations at their site. Responsibilities include ensuring that customer requirements are met by the staff employed at the site and that revenue is collected, and expenses incurred, in accordance with internal guidelines. Local managers are, within the specified guidelines, empowered to make decisions as to fuel pricing and other services, thereby improving responsiveness and customer service. Local managers within a geographic region are supervised by one of four regional managers covering the United States.

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

Aviation-Related Business:  Atlantic Aviation – (continued)

Atlantic Aviation’s head office is in Plano, Texas. The head office provides the business with overall management and performs centralized functions including accounting, information technology, risk management, human resources, payroll and insurance arrangements. We believe Atlantic Aviation’s head office facilities are adequate to meet its present and foreseeable operational needs.

Atlantic Aviation’s management is evaluating various options to optimize Atlantic’s FBO portfolio. These options include selective dispositions at locations where Atlantic’s operations are sub-scale relative to their markets, and redeployment of sales proceeds in new or existing markets with attractive growth prospects.

Employees

As of December 31, 2010, the business employed 1,721 people across all of its sites. Approximately 8.1% of the employee population is covered by collective bargaining agreements. We believe employee relations at Atlantic Aviation are good.

Our Employees — Consolidated Group

As of December 31, 2010, we employed approximately 2,100 people across our three ongoing, consolidated businesses (excluding IMTT) of which approximately 18% were subject to collective bargaining agreements. The Company itself does not have any employees.

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

You can also find information on the Governance page on our website where we post documents including:

•	Third Amended and Restated Operating Agreement of Macquarie Infrastructure Company;

•	Amended and Restated Management Services Agreement, as further amended;

•	Corporate Governance Guidelines;

•	Code of Ethics and Conduct;

•	Charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee;

•	Policy for Shareholder Nomination of Candidates to Become Directors of Macquarie Infrastructure Company; and

•	Information for Shareholder Communication with our Board of Directors, our Audit Committee and our Lead Independent Director.

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

You can request a copy of these documents at no cost, excluding exhibits, by contacting Investor Relations at 125 West 55 th Street, New York, NY 10019 (212-231-1000).

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

We own 50% of IMTT and 50.01% of District Energy and may acquire less than majority ownership in other businesses in the future. Our ability to influence the management of jointly owned businesses, and the ability of these businesses to continue operating without disruption, depends on our reaching agreement with our co-investors and reconciling investment and performance objectives for these businesses. Our co-investors may become bankrupt or may have economic or other business interests that are inconsistent with our interests and goals. To the extent that we are unable to agree with co-investors regarding the business and operations of the relevant investment, the performance of the investment and the operations may suffer, we may not receive anticipated distributions or such distributions may be delayed and there may be a material adverse impact on our results. In addition, we may become involved in costly litigation or other dispute resolution procedures to resolve disagreements with our co-investors, which would divert management’s attention.

Furthermore, we may, from time to time, own non-controlling interests in investments. Management and controlling shareholders of these investments may develop different objectives than we have and we may be unable to control the timing or amount of distributions we receive from these investments. Our inability to exercise significant influence over the operations, strategies and policies of non-controlled investments means that decisions could be made that could adversely affect our results and our ability to generate cash and pay distributions on our LLC interests. See also “Risks Related to IMTT — We share ownership and voting control of IMTT with a third party. Our ability to exercise significant influence over the business or level of distributions from IMTT is limited, and we may be negatively impacted by disagreements with our co-investor regarding IMTT’s business and operations.”

Our holding company structure may limit our ability to make regular distributions in the future to our shareholders because we will rely on the cash flows and distributions from our businesses.

The Company is a holding company with no operations. Therefore, it is dependent upon the ability of our businesses and investments to pay dividends and make distributions to the Company to enable it to meet its expenses, and to make distributions to shareholders in the future. The ability of our operating subsidiaries and the businesses in which we will hold investments to make distributions to the Company is subject to limitations based on their operating performance, the terms of their debt agreements and the applicable laws of their respective jurisdictions. In addition, the ability of each business to reduce its outstanding debt will be similarly limited by its operating performance, as discussed below and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The recent economic recession and adverse equity and credit market conditions may have a material adverse effect on our results of operations, our liquidity or our ability to obtain credit on acceptable terms.

We have recently experienced the worst economic period since the Great Depression. The equity and credit markets experienced volatility and disruption. In some cases, the markets exerted downward pressure on the availability of liquidity and credit capacity. Should the credit and financial market conditions become disrupted again, our ability to raise equity or obtain capital, to repay or refinance credit facilities at maturity, pay significant capital expenditures or fund growth, is likely to be costly and/or impaired. Our access to debt financing in particular will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit history and credit capacity, as well as the historical performance of our businesses and lender perceptions of their and our financial prospects. In the event we are unable to obtain debt financing, particularly as significant credit facilities mature, our internal sources of liquidity may not be sufficient.

The current economic recession also increases our counterparty risk, particularly in those businesses whose revenues are determined under multi-year contracts, such as IMTT and District Energy. In this environment, we would expect to see increases in counterparty defaults and/or bankruptcies, which could result in an increase in bad debt expense and may cause our operating results to decline.

The volatility in the financial markets makes projections regarding future obligations under pension plans difficult. Two of our businesses, The Gas Company and IMTT, have defined benefit retirement plans. Future funding obligations under those plans depend in large part on the future performance of plan assets and the mix of investment assets. Our defined benefit plans hold a significant amount of equity securities as well as fixed income securities. If the market values of these securities decline or if interest rates decline, our pension expense and cash funding requirements would increase and, as a result, could materially adversely affect our results and liquidity.

If borrowing costs increase or if debt terms become more restrictive, the cost of refinancing and servicing our debt will increase, reducing our profitability and ability to freely deploy free cash flow.

The majority of indebtedness at our businesses matures within three to four years. Refinancing this debt may result in substantially higher interest rates or margins or substantially more restrictive covenants. Either event may limit operational flexibility or reduce dividends and/or distributions from our operating businesses to us, which would have an adverse impact on our ability to freely deploy free cash flow. We also cannot provide assurance that we or the other owners of any of our businesses will be able to make capital contributions to repay some or all of the debt if required.

The debt facilities at our businesses contain terms that become more restrictive over time, with stricter covenants and increased amortization schedules. Those terms will limit our ability to freely deploy free cash flow.

Our businesses are subject to environmental risks that may impact our future profitability.

Our businesses (including businesses in which we invest) are subject to numerous statutes, rules and regulations relating to environmental protection. Atlantic Aviation is subject to environmental protection requirements relating to the storage, transport, pumping and transfer of fuel, and District Energy is subject to requirements relating mainly to its handling of significant amounts of hazardous materials. The Gas Company is subject to risks and hazards associated with the refining, handling, storage and transportation of combustible products. These risks could result in substantial losses due to personal injury, loss of life, damage or destruction of property and equipment and environmental damage. Any losses we face could be greater than insurance levels maintained by our businesses, which could have an adverse effect on their and our financial results. In addition, disruptions to physical assets could reduce our ability to serve customers and adversely affect sales and cash flows.

IMTT’s operations in particular are subject to complex, stringent and expensive environmental regulation and future compliance costs are difficult to estimate with certainty. IMTT also faces risks relating to the handling and transportation of significant amounts of hazardous materials. Failure to comply with regulations or other claims may give rise to interruptions in operations and civil or criminal penalties and liabilities that could adversely affect the profitability of this business and the distributions it makes to us, as could significant unexpected compliance costs. Further, these rules and regulations are subject to change and compliance with any changes that could result in a restriction of the activities of our businesses, significant capital expenditures and/or increased ongoing operating costs.

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

We may also be required to address other prior or future environmental contamination, including soil and groundwater contamination that results from the spillage of fuel, hazardous materials or other pollutants. Under various federal, state, local and foreign environmental statutes, rules and regulations, a current or previous owner or operator of real property may be liable for noncompliance with applicable environmental and health and safety requirements and for the costs of investigation, monitoring, removal or remediation of hazardous materials. These laws often impose liability, whether or not the owner or operator knew of, or was responsible for, the presence of hazardous materials. Persons who arrange for the disposal or treatment of hazardous materials may also be liable for the costs of removal or remediation of those materials at the disposal or treatment facility, whether or not that facility is or ever was owned or operated by that person and whether or not the original disposal or treatment activity accorded with all regulatory requirements. The presence of hazardous materials on a property could result in personal injury, loss of life, damage or destruction of property and equipment, environmental damage and/or claims by third parties that could have a material adverse effect on our financial condition or operating results.

Climate change, climate change regulations and greenhouse effects may adversely impact our operations and markets.

Climate change is receiving increased attention from the scientific and political communities. There is an ongoing debate as to the extent to which our climate is changing, the possible causes of this change and its potential impacts. Some attribute global warming to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. The outcome of federal and state actions to address global climate change could result in significant new regulations, additional changes to fund energy efficiency activities or other regulatory actions. These actions could increase the costs of operating our businesses, reduce the demand for our products and services and impact the prices we charge our customers, any or all of which could adversely affect our results of operations. In addition, climate change could make severe weather events more frequent, which would increase the likelihood of capital expenditures to replace damaged infrastructure at our businesses.

Energy efficiency and technology advances, as well as conservation efforts, may result in reduced demand for our products and services.

The trend toward increased conservation, as well as technological advances, including installation of improved insulation, the development of more efficient heating and cooling devices and advances in energy generation technology, may reduce demand for certain of our products and services. During periods of high energy commodity costs, the prices of certain of our products and services generally increase, which may lead to customer conservation. In addition, federal and/or state regulation may require mandatory conservation measures, which would also reduce demand. A reduction in demand for our products and services could adversely affect our results of operations.

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

Risks Related to IMTT

We share ownership and voting control of IMTT with a third party. Our ability to exercise significant influence over the business or level of distributions from IMTT is limited, and we may be negatively impacted by disagreements with our co-investor regarding IMTT’s business and operations.

We own 50% of IMTT; the 50% we do not own is owned by members of IMTT’s founding family. Our co-investor manages the day to day operations of IMTT, and our ability to influence the business is limited to our rights under the shareholder agreement governing our investment in IMTT. Our co-investor may have economic or other business interests that are inconsistent with our interests and goals, and may take actions that are contrary to our business objectives and requests. We may not agree with our co-investor as to the payment, amount or timing of distributions or as to transactions such as significant capital expenditures, acquisitions or dispositions of assets and financings. Disputes with our co-investor may result in litigation or arbitration that could be costly and would divert the attention of our management. Our inability to exercise control over the management of IMTT’s business could materially adversely affect IMTT’s and our results of operations.

Distribution of funds to the Company from IMTT is governed by the Shareholders’ Agreement between the Company and the co-investor that owns the remaining 50% stake. The co-investor has refused to vote in favor of distributing certain of these funds, and the Company believes that such a refusal violates the Shareholders’ Agreement.

As a result, the Company has formally initiated the dispute resolution process in the Shareholders’ Agreement, and intends to proceed to arbitration with the co-investor if a satisfactory resolution cannot be reached within the timeframe prescribed in the Shareholders’ Agreement. Although we expect that the day to day operations of existing facilities will run as usual at IMTT during this dispute, no assurance can be given that this dispute will not adversely impact the operations of IMTT. We also cannot assure you that this dispute will be resolved favorably for us or within the time frame expected, that any negative publicity will not adversely effect the Company or IMTT, or that the costs involved, and the possible diversion of management’s attention, will not adversely impact our results of operations. In addition, the value and trading price of our LLC interests may be negatively impacted by the uncertainty surrounding the outcome of this dispute.

IMTT’s business is dependent on the demand for bulk liquid storage capacity in the locations where it operates.

Demand for IMTT’s bulk liquid storage is largely a function of U.S. domestic demand for chemical, petroleum and vegetable and animal oil products and, less significantly, the extent to which such products are imported into and/or exported out of the United States. U.S. domestic demand for chemical, petroleum and vegetable and animal oil products is influenced by a number of factors, including economic conditions, growth in the U.S. economy, the pricing of chemical, petroleum and vegetable and animal oil products and their substitutes. Import and export volumes of these products to and from the United States are influenced by demand and supply imbalances in the United States and overseas, the cost of producing chemical, petroleum and vegetable and animal oil products domestically vis-|$$|Aga-vis overseas and the cost of transporting the products between the United States and overseas destinations. Specifically, production of natural gas from mainland North America may increase or decrease the demand for bulk liquid storage. This is a developing situation and the effects are not yet predictable.

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

IMTT has a number of customers that together generate a material proportion of IMTT’s revenue and gross profit. In 2010, excluding BP, IMTT’s ten largest customers by revenue generated approximately 55.0% of terminal revenue. The insolvency of any of these large customers could result in an increase in unutilized storage capacity in the absence of such capacity being rented to other customers and adversely affect IMTT’s revenue and profitability and the distributions it makes to us.

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

The Gas Company manufactures SNG and distributes SNG and LPG. SNG feedstock or LPG supply disruptions or refinery shutdowns that limit the business’ ability to manufacture and/or deliver gas to customers could increase costs as a result of an inability to source feedstock at acceptable rates. The extended unavailability of one or both of the refineries or disruption to crude oil supplies or feedstock to Hawaii could also result in an increased reliance on imported sources. An inability to purchase LPG from foreign sources would adversely affect operations. The business is also limited in its ability to store LPG, and any disruption in supply may cause a depletion of LPG stocks. Currently, the business has only one contracted source of feedstock for SNG, the Tesoro refinery, and if Tesoro chooses to discontinue the production or sale of feedstock to the business, which they could do with little notice, The Gas Company’s utility business would suffer a significant disruption and potentially incur significant operating cost increases and/or capital expenditures until alternative supplies of feedstock could be developed. All supply disruptions of SNG or LPG, if occurring for an extended period, could adversely impact the business’ contribution margin and cash flows.

In 2010, Chevron considered converting its Hawaii refinery to a storage terminal. Chevron concluded that it would continue operating as a refinery in Hawaii; however, Chevron has publicly stated that it is considering other alternatives for this facility. Chevron’s Hawaii refinery supplied The Gas Company with approximately one-third of its total LPG purchases in 2010. Any decision by Chevron regarding its operations in Hawaii could affect the business’ cost of LPG and may adversely impact its non-utility contribution margin and profitability.

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

The Jones Act requires that all goods transported by water between U.S. ports be carried in U.S.-flag ships and that they meet certain other requirements. The business has time charter agreements allowing the use of two barges that currently have a cargo capacity of approximately 420,000 gallons and 550,000 gallons of LPG each. The barges used by the business are the only two Jones Act qualified barges available in the Hawaiian Islands capable of carrying large volumes of LPG. They are near the end of their useful economic lives. If the barges are unable to transport LPG from Oahu and the business is not able to secure foreign-source LPG or obtain an exemption to the Jones Act, that would permit importation of a sufficient quantity of LPG from the mainland U.S., the profitability of the business could be adversely impacted.

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

Hawaii is subject to earthquakes and certain weather risks, such as hurricanes, floods, heavy and sustained rains and tidal waves. Because the business’ SNG plant, SNG transmission line and several storage facilities are close to the ocean, weather-related disruptions to operations are possible. In addition, earthquakes may cause disruptions. These events could damage the business’ assets or could result in wide-spread damage to its customers, thereby reducing the volume of gas sold and, to the extent such damages are not covered by insurance, the business’ revenue and cash flows.

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

Any proposed renewal, extension or modification of the Use Agreement requires approval by the City Council of Chicago. Extensions and modifications subject to the City of Chicago’s approval include those to enable the expansion of chilling capacity and the connection of new customers to the district cooling system. The City of Chicago’s approval is contingent upon the timely filing of an Economic Disclosure Statement, or EDS, (disclosure required by Illinois state law and Chicago city ordinances to certify compliance with various laws and ordinances) by us and certain of the beneficial owners of our stock. If any of these investors fails to file a completed EDS form within 30 days of the City of Chicago’s request or files an incomplete or inaccurate EDS, the City of Chicago has the right to refuse to provide the necessary approval for any extension or modification of the Use Agreement or to rescind the Use Agreement altogether. If the City of Chicago declines to approve extensions or modifications to the Use Agreement, District Energy may not be able to increase the capacity of its district cooling system and pursue its growth strategy. Furthermore, if the City of Chicago rescinds or voids the Use Agreement, the district cooling system in downtown Chicago would be effectively shut down and the business’ financial condition and results of operations would be materially and adversely affected as a result.

A certain number of our investors may be required to comply with certain disclosure requirements of the City of Chicago and non-compliance may result in the City of Chicago’s rescission or voidance of the Use Agreement and any other arrangements District Energy may have with the City of Chicago at the time of the non-compliance.

In order to secure any amendment to the Use Agreement with the City of Chicago to pursue expansion plans or otherwise, or to enter into other contracts with the City of Chicago, the City of Chicago may require any person who owns or acquires 15% or more of our LLC interests to make a number of representations to the City of Chicago by filing a completed EDS. Our LLC agreement requires that in the event that we need to obtain approval from the City of Chicago in the future for any specific matter, including to expand the district cooling system or to amend the Use Agreement, we and each of our then 15% investors would need to submit an EDS to the City of Chicago within 30 days of the City of Chicago’s request. In addition, our LLC agreement requires each 15% investor to provide any supplemental information needed to update any EDS filed with the City of Chicago as required by the City of Chicago and as requested by us from time to time.

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

Weather conditions and conservation efforts may negatively impact District Energy’s results of operations.

District Energy’s earnings are generated by the sale of cooling and heating services. Weather conditions that are significantly cooler or warmer than normal in District Energy’s service areas may reduce demand for the services it provides. Demand for our services may also be reduced by the conservation efforts of our customers and by any conservation mandated by regulations to curb the effects of climate change and global warming. A reduction in demand for District Energy’s services could adversely affect District Energy’s results of operations.

Risks Related to Atlantic Aviation

Deterioration of business jet traffic at airports where Atlantic Aviation operates would cause Atlantic Aviation to default on its debt obligations.

As of December 31, 2010, Atlantic Aviation had total long-term debt outstanding of $763.3 million in term loan debt and $45.5 million in capital expenditure facilities. The terms of these debt arrangements require compliance with certain operating and financial covenants. The ability of Atlantic Aviation to meet their respective debt service obligations and to refinance or repay their outstanding indebtedness will depend primarily upon cash produced by this business.

At December 31, 2010, Atlantic Aviation’s current debt-to-EBITDA ratio, as defined under its loan agreement, was 6.91x. This compares with a maximum permitted debt-to-EBITDA ratio of 8.00x. The maximum permitted debt-to-EBITDA ratio drops to 7.50x in March 31, 2011. A decline in business jet take-offs and landings at airports where Atlantic Aviation operates FBOs could result in a reduction of Atlantic Aviation’s EBITDA as defined under its loan agreement. Consequently, Atlantic Aviation could exceed the maximum permitted debt-to-EBITDA ratio under its loan agreement and default on its debt obligations. If the default remains uncured, the lenders under the loan agreement, may accelerate the repayment of the outstanding balance of the borrowings under the agreement. If Atlantic Aviation is unable to repay or refinance this debt, it may be rendered insolvent. A default on the debt obligations leading to bankruptcy or insolvency would cause Atlantic Aviation to default on its FBO leases and would allow the local airport authorities to terminate the leases.

Deterioration in the economy in general or in the aviation industry that results in less air traffic at airports that Atlantic Aviation services would have a material adverse impact on our business.

A large part of the business’ revenue is derived from fuel sales and other services provided to general aviation customers and, to a lesser extent, commercial air travelers. An economic downturn could reduce the level of air travel, adversely affecting Atlantic Aviation. General aviation travel is primarily a function of economic activity. Consequently, during periods of economic downturn, FBO customers are more likely to curtail air travel.

The economic downturn of 2008 and 2009 had a significant impact on the activity levels of many FBO customers, which resulted in significant declines in the gross profit of this business. According to general aviation traffic data reported by the FAA, business jet take-offs and landings in the United States decreased by 11.6% and 17.7% in 2008 and 2009, respectively. As a result of these traffic declines, business jet traffic levels in 2009 were 27.2% below their 2007 levels. General aviation traffic recovered in 2010 as economic activity improved. Business jet take-offs and landings increased by 11.3% compared with 2009 levels. However, 2010 business jet traffic levels remain 19.0% lower than their 2007 levels. The trajectory and pace of further general aviation traffic recovery could be impacted by the change in seasonal demand for FBO services or extreme adverse weather conditions. If the economy experiences a renewed deterioration or negative sentiment regarding corporate jet usage re-emerges, the business may experience a decline in the volumes of fuel sold, which could materially adversely affect the results of this business.

Air travel and air traffic volume can also be affected by events that have nationwide and industry-wide implications, such as the events of September 11, 2001, as well as local circumstances. Events such as wars, outbreaks of disease such as SARS, and terrorist activities in the United States or overseas may reduce air travel. Local circumstances include downturns in the general economic conditions of the area where an airport is located or other situations in which the business’ major FBO customers relocates their home base or preferred fueling stop to alternative locations.

In addition, changes to regulations governing the tax treatment relating to general aviation travel, either for businesses or individuals, may cause a reduction in general aviation travel. Increased environmental regulation restricting or increasing the cost of aviation activities could also cause the business’ revenue to decline.

Atlantic Aviation is subject to a variety of competitive pressures, and the actions of competitors may have a material adverse effect on its revenue.

FBO operators at a particular airport compete based on a number of factors, including location of the facility relative to runways and street access, service, value added features, reliability and price. Many of Atlantic Aviation’s FBOs compete with one or more FBOs at their respective airports, and, to a lesser extent, with FBOs at nearby airports. Furthermore, leases related to FBO operations may be subject to competitive bidding at the end of their term. Some present and potential competitors have or may obtain greater financial and marketing resources than Atlantic Aviation, which may negatively impact Atlantic’s Aviation ability to compete at each airport or for lease renewal. Some competitors may aggressively or irrationally price their bids for airport concessions, which may limit our ability to grow or renew our portfolio.

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

Some of Atlantic Aviation’s competitors have recently pursued more aggressive pricing strategies. These competitors operate FBOs at a number of airports where Atlantic Aviation operates or at airports near where it operates. Excessive price discounting may cause fuel volume and market share decline, potential decline in hangar rentals and de-icing and may result in increased margin pressure, adversely affecting the profitability of this business.

The termination for cause or convenience of one or more of the FBO leases would damage Atlantic Aviation’s operations significantly.

Atlantic Aviation’s revenue is derived from long-term leases at 66 airports and one heliport. If Atlantic Aviation defaults on the terms and conditions of its leases, including upon insolvency, the relevant authority may terminate the lease without compensation. Additionally, leases at Chicago Midway, Philadelphia, North East Philadelphia, New Orleans International and Orange County airports and the Metroport 34 th Street Heliport in New York City, representing approximately 12.1% of Atlantic Aviation’s gross profit in 2010, allow the relevant authority to terminate the lease at their convenience. In each case, Atlantic Aviation would then lose the income from that location and potentially the expected returns from prior capital expenditures. Atlantic Aviation would also likely be in default under the loan agreements and be obliged to repay its lenders a portion or the entire outstanding loan amount. Any such events would have a material adverse effect on Atlantic Aviation’s results of operations.

The Transportation Security Administration, or TSA, is considering new regulations which could impair the relative convenience of general aviation and adversely affect demand for Atlantic Aviation’s services.

The TSA has proposed new regulations known as the Large Aircraft Security Program (LASP), which would require all U.S. operators of general aviation aircraft exceeding 12,500 pounds maximum take-off weight to implement security programs that are subject to TSA audit. In addition, the proposed regulations would require airports servicing these aircraft to implement security programs involving additional security measures, including passenger and baggage screening. The business believes these new regulations, if implemented, will affect many of Atlantic Aviation’s customers and all of the airports at which it operates. These rules, if adopted, could decrease the convenience and attractiveness of general aviation travel relative to commercial air travel and, therefore, may adversely impact demand for Atlantic Aviation’s services.

The lack of accurate and reliable industry data can result in unfavorable strategic planning, mergers and acquisitions and macro pricing decisions.

The business uses industry and airport-specific general aviation traffic data published by the FAA to identify trends in the FBO industry. The business also uses this traffic data as a key input to decision-making in strategic planning, mergers and acquisitions and macro pricing matters. However, as noted by the FAA on their website, the data has several limitations and challenges. As a result, the use of the FAA traffic data may result in conclusions in strategic planning, mergers and acquisitions or macro pricing decisions that are ultimately unfavorable.

Risks Related to Ownership of Our Stock

MIC’s inherently complex structure and financial reporting may make it difficult for some investors to value our LLC interests.

We are a limited liability company structured as a non-operating holding company of three operating businesses and one substantial, unconsolidated investment. We have elected to be treated as a corporation for tax purposes. Our consolidated federal income tax group is comprised of two of our operating businesses. Our investment and one of our operating businesses file stand-alone federal income tax returns. To the extent we receive distributions either from our investment or operating business that is not a part of our tax group, and these distributions are characterized as a dividend for tax purposes (as opposed to a return of capital), such distributions would be eligible for the federal dividends received deductions (80% exclusion in calculating taxes). These factors may make it difficult for some potential investors, particularly those without a moderate level of financial acumen, to accurately assess the value of our LLC interests and may adversely impact the market for our LLC interests.

Our Manager’s decision to reinvest its quarterly base management fees in LLC interests or retain the cash will affect holders of LLC interests differently.

Our Manager, in its sole discretion, may elect to retain base management fees paid in cash or to reinvest such payments in additional LLC interests. In the event the Manager chooses not to reinvest the fees to which it is entitled in additional LLC interests, the amount paid will reduce the cash that may otherwise be distributed as a dividend to all shareholders. In the event the Manager chooses to reinvest the fees to which it is entitled in additional LLC interests, effectively returning the cash to us, such reinvestment will dilute existing shareholders by the increase in the percentage of shares owned by the Manager. Either option may adversely impact the market for our LLC interests.

Our total assets include a substantial amount of goodwill and intangible assets. The write-off of a significant portion of intangible assets would negatively affect our reported earnings.

Our total assets reflect a substantial amount of goodwill and other intangible assets. At December 31, 2010, goodwill and other intangible assets, net, represented approximately 55.5% of total assets from continuing operations. Goodwill and other intangible assets were primarily recognized as a result of the acquisitions of our businesses and investments. Other intangible assets consist primarily of airport operating rights, trade names and customer relationships. On at least an annual basis, we assess whether there has been an impairment in the value of goodwill and assess for impairment of other intangible assets with indefinite lives when there are triggering events or circumstances. If the carrying value of the tested asset exceeds its estimated fair value, impairment is deemed to have occurred. In this event, the amount is written down to fair value. Under current accounting rules, this would result in a charge to reported earnings. We have recognized significant impairments in the past, and any future determination requiring the write-off of a significant portion of goodwill or other intangible assets would negatively affect our reported earnings and total capitalization, and could be material.

Our total assets include a substantial amount of goodwill, intangible assets and fixed assets. The depreciation and amortization of these assets may negatively impact our reported earnings.

The high level of intangible and physical assets written up to fair value upon acquisition of our businesses generates substantial amounts of depreciation and amortization. These non-cash items serve to lower net income as reported in our statement of operations as well as our taxable income. The generation of net losses or relatively small net income may contribute to a net operating loss (“NOL”) carryforward that can be used to offset currently taxable income in future periods. However, the continued reporting of little or negative net income may adversely affect the attractiveness of the Company among some potential investors and may reduce the market for our LLC interests.

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

Our Manager can resign with 90 days notice and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations, which could adversely affect our financial results and negatively impact the market price of our LLC interests.

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

Because our Manager’s performance is measured by the market performance of our LLC interests relative to a benchmark index, even if the absolute market performance of our LLC interests does not meet expectations, the Company’s Board of Directors cannot remove our Manager unless the market performance of our LLC interests also significantly underperforms the benchmark index. If we were unable to remove our Manager in circumstances where the absolute market performance of our LLC interests does not meet expectations, the market price of our LLC interests could be negatively affected.

Certain provisions of the management services agreement and the operating agreement of the Company makes it difficult for third parties to acquire control of the Company and could deprive investors of the opportunity to obtain a takeover premium for their LLC interests.

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

The operating agreement of the Company, which we refer to as the LLC agreement, contains a number of provisions that could have the effect of making it more difficult for a third-party to acquire, or discouraging a third-party from acquiring, control of the Company. These provisions include:

•	restrictions on the Company’s ability to enter into certain transactions with our major shareholders, with the exception of our Manager, modeled on the limitation contained in Section 203 of the Delaware General Corporation Law;

•	allowing only the Company’s Board of Directors to fill vacancies, including newly created directorships and requiring that directors may be removed only for cause and by a shareholder vote of 66-2/3%;

•	requiring that only the Company’s chairman or Board of Directors may call a special meeting of our shareholders;

•	prohibiting shareholders from taking any action by written consent;

•	establishing advance notice requirements for nominations of candidates for election to the Company’s Board of Directors or for proposing matters that can be acted upon by our shareholders at a shareholders’ meeting;

•	having a substantial number of additional LLC interests authorized but unissued;

•	providing the Company’s Board of Directors with broad authority to amend the LLC agreement; and

•	requiring that any person who is the beneficial owner of 15% or more of our LLC interests make a number of representations to the City of Chicago in its standard form of EDS, the current form of which is included in our LLC agreement, which is incorporated by reference as an exhibit to this report.

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

We have accumulated over $140.0 million in federal NOL carryforwards. While we have concluded that all but $7.8 million of the NOLs will more likely than not be realized, there can be no assurance that we will utilize the NOLs generated to date or any NOLs we might generate in the future. In addition, we have incurred state NOLs and have provided a valuation allowance against a portion of those state NOLs. As with our federal NOLs, there is also no assurance that we will utilize those state losses or future losses. Further, the State of Illinois has suspended the use of NOL carryforwards through 2014, similar to the State of California’s suspension of an NOL deduction through 2011 for large corporations. There can be no assurance that other states will not suspend the use of NOL carryforwards or that California and Illinois will not further suspend the use of NOL carryforwards.

The current treatment of qualified dividend income and long-term capital gains under current U.S. federal income tax law may be adversely affected, changed or repealed in the future.

Under current law, qualified dividend income and long-term capital gains are taxed to non-corporate investors at a maximum U.S. federal income tax rate of 15%. This tax treatment may be adversely affected, changed or repealed by future changes in tax laws at any time and is currently scheduled to expire for tax years beginning after December 31, 2012. This may affect market perceptions of our Company and the market price of our LLC interests could be negatively affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

[None].

ITEM 2. PROPERTIES

In general, the assets of our businesses, including real property, are pledged to secure the financing arrangements of each business on a stand-alone basis. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Part II, Item 7 for a further discussion of these financing arrangements.

Energy-Related Businesses

IMTT

IMTT operates ten wholly-owned bulk liquid storage facilities in the United States and has part ownership in two companies that each own bulk liquid storage facilities in Canada. The land on which the facilities are located is either owned or leased by IMTT with leased land comprising a small proportion of the total land in use. IMTT also owns the storage tanks, piping and transportation infrastructure such as truck and rail loading equipment located at the facilities and related ship docks, except in Quebec and Geismar, where the docks are leased. The business believes that the aforementioned equipment is generally well maintained and adequate for the present operations. For further details, see “Our Businesses and Investments — IMTT — Locations” in Part I, Item 1.

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

District Energy also owns approximately 14 miles of underground piping through which it distributes chilled water from its facilities to the customers in downtown Chicago.

The equipment at District Energy’s Las Vegas facility is housed in its own building on a parcel of leased property within the perimeter of the Planet Hollywood resort. The property lease expires in 2020 and is co-terminus with the supply contract with the Planet Hollywood resort. The building and equipment are owned by District Energy and upon expiration of the lease the business is required to either abandon the building and equipment or remove them at the landlord’s expense. For further details, see “Our Business and Investments — District Energy — Business Overview” in Part I, Item 1.

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

ITEM 3. LEGAL PROCEEDINGS

Dispute Proceedings between MIC and Co-Investor in IMTT

The Company has formally initiated the dispute resolution process in the Shareholders’ Agreement governing the Company’s investment in IMTT as a result of a disagreement with our co-investor regarding the distribution of certain funds from the cash flow of IMTT. The Company intends to proceed to arbitration with the co-investor if a satisfactory resolution cannot be reached within the timeframe prescribed in the Shareholders’ Agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distributions.”

IMTT Bayonne Clean Air Act

Section 185 of the Clean Air Act (CAA) requires states (or in the absence of state action, the EPA) in severe and extreme non-attainment areas to adopt a penalty for major stationary sources of volatile organic compounds and nitrogen oxides if the area fails to attain the one-hour ozone National Ambient Air Quality Standard (NAAQS) set by the EPA. IMTT’s Bayonne facility is a major stationary source of volatile organic compounds and nitrogen oxides in the New Jersey-Connecticut severe non-attainment area. Although we believe IMTT’s Bayonne facility is in substantial compliance with CAA obligations, the subject area failed to meet the required NAAQS by the attainment date in 2007 and as a consequence IMTT-Bayonne believes it is likely to be assessed a penalty linked to its 2008 and 2009 emissions that were in excess of baseline levels. IMTT expects that the penalty related to these matters will be less than $500,000 in the aggregate and that it will not be payable until 2011 or later. IMTT continues to work to reduce, to the extent feasible, its emissions in order to avoid or reduce potential future penalties.

Except noted above, there are no legal proceedings pending that we believe will have a material adverse effect on us other than ordinary course litigation incidental to our businesses. We are involved in ordinary course legal, regulatory, administrative and environmental proceedings. Typically, expenses associated with these proceedings are covered by insurance.

ITEM 4. [Removed and Reserved].

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our LLC interests are traded on the NYSE under the symbol “MIC.” The following table sets forth, for the fiscal periods indicated, the high and low closing prices per LLC interest on the NYSE:

	High	Low
Fiscal 2009
First Quarter	$5.74	$0.79
Second Quarter	4.36	1.50
Third Quarter	9.38	3.10
Fourth Quarter	12.60	7.38
Fiscal 2010
First Quarter	$14.13	$12.20
Second Quarter	16.95	12.79
Third Quarter	15.50	12.49
Fourth Quarter	21.17	15.40
Fiscal 2011
First Quarter (through February 15, 2011)	$24.39	$20.56

As of February 23, 2011, we had 45,715,448 LLC interests issued and outstanding that we believe were held by 105 holders of record, representing approximately 20,000 beneficial holders.

Distribution Policy

In February 2009 we suspended payment of quarterly cash distributions to shareholders in favor of applying the cash generated by our operating businesses to the reduction of holding company debt and operating company debt, principally at Atlantic Aviation. Our circumstances have changed over the intervening two years. We have repaid all of our holding company debt and improved the financial condition of our operating businesses. In particular we have strengthened the balance sheet of our Atlantic Aviation business by reducing its long-term debt and we have improved the financial flexibility of our bulk liquid storage by increasing the size and extending the maturity of its primary debt facility. As a result of these improvements, and taking into consideration the prospect of continued generation of excess cash by our businesses, we expect to resume payment of quarterly cash distributions to shareholders commencing with a distribution for the first quarter of 2011 to be paid during the second quarter of 2011.

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

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data includes the results of operations, cash flow and balance sheet data for the years ended, and as of, December 31, 2010, 2009, 2008, 2007 and 2006 for our consolidated group, with the results of businesses acquired during those years being included from the date of each acquisition.

	Macquarie Infrastructure Company LLC
	Year Ended Dec 31, 2010	Year Ended Dec 31, 2009(1)	Year Ended Dec 31, 2008(1)	Year Ended Dec 31, 2007(1)	Year Ended Dec 31, 2006(1)
	($ In Thousands, Except Per LLC Interest Data)
Statement of operations data:
Revenue
Revenue from product sales	$514,344	$394,200	$586,054	$445,852	$262,432
Revenue from product sales – utility	113,752	95,769	121,770	95,770	50,866
Service revenue	204,852	215,349	264,851	207,680	125,773
Financing and equipment lease income	7,843	4,758	4,686	4,912	5,118
Total revenue	840,791	710,076	977,361	754,214	444,189
Cost of revenue
Cost of product sales	326,734	233,376	408,690	303,796	193,821
Cost of product sales – utility	90,542	73,907	105,329	66,226	16,127
Cost of services(2)	53,088	46,317	63,850	53,387	37,905
Gross profit	370,427	356,476	399,492	330,805	196,336
Selling, general and administrative expenses	201,787	209,783	227,288	181,830	111,006
Fees to manager – related party	10,051	4,846	12,568	65,639	18,631
Goodwill impairment(3)	—	71,200	52,000	—	—
Depreciation(4)	29,721	36,813	40,140	20,502	12,102
Amortization of intangibles(5)	34,898	60,892	61,874	32,356	18,283
Loss on disposal of assets(6)	17,869	—	—	—	—
Total operating expenses	294,326	383,534	393,870	300,327	160,022
Operating income (loss)	76,101	(27,058)	5,622	30,478	36,314
Dividend income	—	—	—	—	8,395
Interest income	29	119	1,090	5,705	4,670
Interest expense(7)	(106,834)	(95,456)	(88,652)	(65,356)	(60,484)
Loss on extinguishment of debt	—	—	—	(27,512)	—
Equity in earnings (losses) and amortization charges of investees	31,301	22,561	1,324	(32)	12,558
Loss on derivative instruments	—	(25,238)	(2,843)	(1,362)	(822)
Gain on sale of equity investment	—	—	—	—	3,412
Gain on sale of investment	—	—	—	—	49,933
Gain on sale of marketable securities	—	—	—	—	6,737
Other income (expense), net	712	570	(198)	(1,260)	(89)
Net income (loss) from continuing operations before income taxes	1,309	(124,502)	(83,657)	(59,339)	60,624
Benefit for income taxes	8,697	15,818	14,061	16,764	4,287
Net income (loss) from continuing operations	$10,006	$(108,684)	$(69,596)	$(42,575)	$64,911
Net income (loss) from discontinued operations, net of taxes	81,323	(21,860)	(110,045)	(9,960)	(15,016)
Net income (loss)	$91,329	$(130,544)	$(179,641)	$(52,535)	$49,895
Less: net income (loss) attributable to noncontrolling interests	659	(1,377)	(1,168)	(481)	(23)
Net income (loss) attributable to MIC LLC	$90,670	$(129,167)	$(178,473)	$(52,054)	$49,918
Basic income (loss) per share from continuing operations attributable to MIC LLC interest holders	$0.21	$(2.43)	$(1.56)	$(1.05)	$2.23
Basic income (loss) per share from discontinued operations attributable to MIC LLC interest holders	1.78	(0.44)	(2.41)	(0.22)	(0.50)
Basic income (loss) per share attributable to MIC LLC interest holders	$1.99	$(2.87)	$(3.97)	$(1.27)	$1.73
Weighted average number of shares outstanding: basic	45,549,803	45,020,085	44,944,326	40,882,067	28,895,522

	Macquarie Infrastructure Company LLC
	Year Ended Dec 31, 2010	Year Ended Dec 31, 2009(1)	Year Ended Dec 31, 2008(1)	Year Ended Dec 31, 2007(1)	Year Ended Dec 31, 2006(1)
	($ In Thousands, Except Per LLC Interest Data)
Diluted income (loss) per share from continuing operations attributable to MIC LLC interest holders	$0.21	$(2.43)	$(1.56)	$(1.05)	$2.23
Diluted income (loss) per share from discontinued operations attributable to MIC LLC interest holders	1.78	(0.44)	(2.41)	(0.22)	(0.50)
Diluted income (loss) per share attributable to MIC LLC interest holders	$1.99	$(2.87)	$(3.97)	$(1.27)	$1.73
Weighted average number of shares outstanding: diluted	45,631,610	45,020,085	44,944,326	40,882,067	28,912,346
Cash distributions declared per share	$—	$—	$2.125	$2.385	$2.075

Statement of cash flows data:

Cash flow from continuing operations
Cash provided by operating activities	$98,555	$82,976	$95,579	$93,499	$38,979
Cash used in investing activities	(24,774)	(516)	(56,716)	(638,853)	(681,994)
Cash (used in) provided by financing activities	(76,528)	(117,818)	1,698	570,618	556,259
Effect of exchange rate	—	—	—	(1)	(272)
Net (decrease) increase in cash	$(2,747)	$(35,358)	$40,561	$25,263	$(87,028)

Cash flow from discontinued operations
Cash (used in) provided by operating activities	$(12,703)	$(4,732)	$(1,904)	$3,051	$7,386
Cash provided by (used in) investing activities	134,356	(445)	(26,684)	(5,157)	(4,202)
Cash (used in) provided by financing activities	(124,183)	2,144	(1,215)	(3,072)	6,069
Cash (used in) provided by discontinued operations (8)	$(2,530)	$(3,033)	$(29,803)	$(5,178)	$9,253
Change in cash of discontinued operations held for sale(8)	$2,385	$(208)	$2,459	$5,902	$(2,740)

(1)	Reclassified to conform to current period presentation.

(2)	Includes depreciation expense of $6.6 million, $6.1 million, $5.8 million, $5.8 million and $5.7 million for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively, relating to District Energy.

(3)	Reflects non-cash impairment charge of $71.2 million and $52.0 million recorded during the first six months of 2009 and the fourth quarter of 2008, respectively, at Atlantic Aviation.

(4)	Includes a non-cash impairment charge of $7.5 million and $13.8 million recorded during the first six months of 2009 and the fourth quarter of 2008, respectively, at Atlantic Aviation.

(5)	Includes a non-cash impairment charge of $23.3 million and $21.7 million for contractual arrangements recorded during the first six months of 2009 and the fourth quarter of 2008, respectively, at Atlantic Aviation and a $1.3 million non-cash impairment charge on the airport management contracts at Atlantic Aviation in 2007.

(6)	Loss on disposal includes write-offs of intangible assets of $10.4 million, property, equipment, land and leasehold improvements of $5.6 million and goodwill of $1.9 million at Atlantic Aviation.

(7)	Interest expense includes non-cash losses on derivative instruments of $23.4 million and $4.3 million for the years ended December 31, 2010 and 2009, respectively.

(8)	Cash of discontinued operations held for sale is reported in assets of discontinued operations held for sale in our consolidated balance sheets. The net cash (used in) provided by discontinued operations is different than the change in cash of discontinued operations held for sale due to intercompany transactions that are eliminated in consolidation.

	Macquarie Infrastructure Company LLC
	Year Ended Dec 31, 2010	Year Ended Dec 31, 2009	Year Ended Dec 31, 2008	Year Ended Dec 31, 2007	Year Ended Dec 31, 2006
	($ In Thousands)
Balance sheet data:
Assets of discontinued operations held for sale	$—	$86,695	$105,725	$258,899	$268,327
Total current assets from continuing operations	125,427	129,866	193,890	201,604	216,620
Property, equipment, land and leasehold improvements, net(1)	563,451	580,087	592,435	577,498	425,045
Intangible assets, net(2)	705,862	751,081	811,973	846,941	513,466
Goodwill(3)	514,253	516,182	586,249	636,336	352,213
Total assets	$2,196,742	$2,339,221	$2,552,436	$2,813,029	$2,097,531
Liabilities of discontinued operations held for sale	$—	$220,549	$224,888	$225,042	$220,452
Total current liabilities from continuing operations	171,286	174,647	135,311	121,892	62,981
Deferred income taxes	156,328	107,840	83,228	202,683	163,923
Long-term debt, net of current portion	1,089,559	1,166,379	1,327,800	1,225,150	758,400
Total liabilities	1,510,047	1,764,453	1,918,175	1,841,159	1,227,946
Members’ equity	$691,149	$578,526	$628,838	$966,552	$864,425

(1)	Includes a non-cash impairment charge of $7.5 million and $13.8 million recorded during the first six months of 2009 and the fourth quarter of 2008, respectively, at Atlantic Aviation.

(2)	Includes a non-cash impairment charge of $23.3 million and $21.7 million for contractual arrangements recorded during the first six months of 2009 and the fourth quarter of 2008, respectively, at Atlantic Aviation and a $1.3 million non-cash impairment charge on the airport management contracts at Atlantic Aviation in 2007.

(3)	Reflects non-cash impairment charge of $71.2 million and $52.0 million recorded during the first six months of 2009 and the fourth quarter of 2008, respectively, at Atlantic Aviation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere herein.

We own, operate and invest in a diversified group of infrastructure businesses that provide basic services, such as chilled water for building cooling and gas utility services to businesses and individuals primarily in the U.S. The businesses we own and operate are energy-related businesses consisting of: a 50% interest in IMTT, The Gas Company, and our controlling interest in District Energy; and an aviation-related business, Atlantic Aviation.

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

Distributions

We believe we achieved prudent levels of cash reserves at both our holding company and operating companies. In addition, our results of operations and balance sheet have improved sufficiently, along with improved capital market conditions, to give us confidence in our ability to refinance our debt on or before maturity. As a result, we expect to declare a quarterly cash dividend for the first quarter of 2011 of $0.20 per share to be paid during the second quarter of 2011. We currently expect to sustain this dividend for the foreseeable future.

In determining the amount of the dividend, we had expected to include certain funds from the cash flow of IMTT. Distribution of funds to us from IMTT is governed by the Shareholders’ Agreement between us and the co-investor that owns the remaining 50% stake. The co-investor has refused to vote in favor of distributing certain of these funds, and we believe that such a refusal violates the Shareholders’ Agreement. As a result, we have formally initiated the dispute resolution process in the Shareholders’ Agreement, and intend to proceed to arbitration with the co-investor if a satisfactory resolution cannot be reached within the timeframe prescribed in the Shareholders’ Agreement. Contingent upon the favorable outcome of the arbitration and the continued recovery of operating and capital market environments, we believe we could increase the quarterly dividend to as much as $0.375 per share.

The precise timing and amount of any future distribution will be based on the continued stable performance of the Company’s businesses and the economic conditions prevailing at the time of any authorization. Management believes that any distribution would be characterized as a dividend for tax purposes rather than as a return of capital.

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

The results of Atlantic Aviation have been negatively affected since mid-2008 by the slower economy and declining general aviation activity levels through mid-2009. However, general aviation activity levels stabilized in the second half of 2009 and showed year on year growth in December 2009 and through 2010. This stabilization, combined with expense reduction efforts, results in an improving outlook for the business.

We will continue to apply excess cash flow generated by Atlantic Aviation to the reduction of that business’ term loan principal, consistent with the amendments to the debt facility that we agreed to in

February 2009. Such repayments are expected to enhance our ability to successfully refinance this debt when it matures in 2014.

Discontinued Operations — PCAA Bankruptcy

On June 2, 2010, we concluded the sale in bankruptcy of an airport parking business (“Parking Company of America Airports” or “PCAA”), resulting in a pre-tax gain of $130.3 million, of which $76.5 million related to the forgiveness of debt, and the elimination of $201.0 million of current debt from liabilities from our consolidated balance sheet. The results of operations from this business and the gain from the bankruptcy sale are separately reported as a discontinued operations in the Company’s consolidated financial statements. This business is no longer a reportable segment. As a part of the bankruptcy sale process, substantially all of the cash proceeds were used to pay the creditors of this business and were not paid to us. See Note 4, “Discontinued Operations”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K for financial information and further discussions.

Disposal of Assets at Atlantic Aviation

During 2010, Atlantic Aviation completed a strategic review of its portfolio of FBOs. As a result of this process, the business concluded that several of its sites did not have sufficient scale or serve a market with sufficiently strong growth prospects to warrant continued operations at these sites. Therefore, Atlantic Aviation has undertaken to exit certain markets and redeploy resources that may be made available in the process into markets which it views as having better growth profiles and recorded $17.9 million in loss on disposal of assets in both the Atlantic Aviation and our consolidated statement of operations.

In 2010, Atlantic Aviation bid for renewal of an operating lease at Atlanta’s Hartsfield airport. This lease had been operating on a month to month basis since being acquired by Atlantic in August 2007. In November 2010, the lease was tentatively awarded to a party other than Atlantic. As a result, in December 2010, Atlantic recorded a non-cash loss on disposal of its assets totaling $3.7 million. As of February 23, 2011, Atlantic Aviation continues to operate at this FBO on a month to month basis, while the airport negotiates with the third party.

On January 31, 2011, Atlantic Aviation concluded the sale of FBOs at Fresno Yosemite International Airport and Cleveland Cuyahoga County Airport. As a result, during the fourth quarter of 2010, the business recorded a non-cash loss on disposal of its assets totaling $9.8 million.

In February 2011 Atlantic Aviation entered into an asset purchase agreement pertaining to an FBO. As a result, during the fourth quarter of 2010, the business recorded a non-cash loss on disposal of its assets totaling $4.4 million. This sale is pending as of this report date.

MIC Inc. Revolving Credit Facility

Until March 31, 2010, the Company had a revolving credit facility provided by various financial institutions, including entities within the Macquarie Group. The facility was repaid in full in December 2009 and no amounts were outstanding under the revolving credit facility as of December 31, 2009 or at the facility’s maturity on March 31, 2010. This facility was not renewed or replaced. We have no holding company debt.

Income Taxes

We file a consolidated federal income tax return that includes the taxable income of The Gas Company and Atlantic Aviation. IMTT and District Energy file separate federal income tax returns. Distributions from IMTT and District Energy may be characterized as non-taxable returns of capital, and reduce our tax basis in these companies, or as a taxable dividend. We will include in our taxable income the taxable portion of any distributions from IMTT and District Energy characterized as a dividend. Such dividends are eligible for the 80% dividend received deduction.

As a result of our having federal NOL carryforwards, we do not expect to have consolidated regular federal taxable income or regular federal tax payments at least through the 2012 tax year. The cash state and local taxes paid by our individual businesses are discussed in the sections entitled “Income Taxes” for each of our individual businesses.

Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010

In December 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (the “Act”) was signed. The Act provides for 100% bonus depreciation for certain fixed assets placed in service after September 8, 2010 and before January 1, 2012, and 50% bonus depreciation for certain fixed assets placed in service during 2012 for federal income tax purposes. Importantly, Illinois and Louisiana, two states in which we have significant operations, do permit the use of bonus depreciation in calculating state taxable income. Generally, states do not allow this bonus depreciation deduction in determining state taxable income. The Company will take into consideration the benefits of these accelerated depreciation provisions of the Act when evaluating our capital expenditure plans for 2011 and 2012.

Operating Segments and Businesses

Energy-Related Businesses

IMTT

IMTT provides bulk liquid storage and handling services in North America through ten terminals located on the East, West and Gulf Coasts, the Great Lakes region of the United States and partially owned terminals in Quebec and Newfoundland, Canada. IMTT has its largest terminals in the strategic locations of New York Harbor and the lower Mississippi River near New Orleans. IMTT stores and handles petroleum products, various chemicals, renewable fuels, and vegetable and animal oils and, based on storage capacity, operates one of the largest independent bulk liquid storage terminal businesses in the United States.

The key drivers of IMTT’s revenue and gross profit include the amount of tank capacity rented to customers and the rental rates. Customers generally rent tanks under contracts with terms between three and five years that require payment regardless of actual tank usage. Demand for storage capacity within a particular region (e.g. New York Harbor) serves as the key driver of storage capacity utilization and tank rental rates. This demand for capacity reflects both the level of consumption of the bulk liquid products stored by the terminals as well as import and export activity of such products. We believe major constraints on increases in the supply of new bulk liquid storage capacity in IMTT’s key markets have been and will continue to be limited by availability of waterfront land with access to the infrastructure necessary for land based receipt and distribution of stored product (road, rail and pipelines), lengthy environmental permitting processes and high capital costs. We believe a favorable supply/demand balance for bulk liquid storage currently exists in the markets serviced by IMTT’s major facilities. This condition, when combined with the attributes of IMTT’s facilities such as deep water drafts and access to land based infrastructure, have allowed IMTT to increase prices while maintaining high storage capacity utilization rates.

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

In 2010, IMTT generated approximately 42% of its total terminal revenue and approximately 40% of its terminal gross profit at its Bayonne facility, which services New York Harbor, and approximately 42% of its total terminal revenue and approximately 50% of its terminal gross profit at its St. Rose, Gretna, Avondale and

Energy-Related Businesses:  IMTT – (continued)

Geismar facilities, which together service the lower Mississippi River region (with St. Rose being the largest contributor).

IMTT also owns Oil Mop, an environmental response and spill clean-up business. Oil Mop has a network of facilities along the U.S. Gulf Coast between Houston and New Orleans. These facilities service predominantly the Gulf region, but also respond to spill events as needed throughout the United States and internationally. In 2010, Oil Mop was involved in the clean up of the spill in the Gulf of Mexico and contributed 33% of total revenues. This level of activity is not expected to recur in 2011.

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

The Gas Company

The Gas Company is Hawaii’s only government franchised full-service gas company, manufacturing and distributing gas products and services in Hawaii. The market includes Hawaii’s approximately 1.4 million residents and approximately 7.0 million visitors in 2010. The Gas Company manufactures synthetic natural gas, or SNG, for its utility customers on Oahu, and distributes Liquefied Petroleum Gas, or LPG, to utility and non-utility customers throughout the state’s six primary islands.

The Gas Company has two primary businesses: utility (or regulated) and non-utility (or unregulated).

•	The utility business serves approximately 35,300 customers through localized distribution systems located on the islands of Oahu, Hawaii, Maui, Kauai, Molokai and Lanai. The utility business includes the manufacture, distribution and sale of SNG on the island of Oahu and distribution and sale of LPG. Utility revenue consists principally of sales of SNG and LPG. The operating costs for the utility business include the cost of locally purchased feedstock, the cost of manufacturing SNG from the feedstock, LPG purchase costs and the cost of distributing SNG and LPG to customers. Utility sales comprised approximately 43% of The Gas Company’s total contribution margin in 2010.

•	The non-utility business sells and distributes LPG to approximately 33,300 customers. Trucks deliver LPG to individual tanks located on customer sites on Oahu, Hawaii, Maui, Kauai, Molokai and Lanai. Non-utility revenue is generated primarily from the sale of LPG delivered to customers. The operating costs for the non-utility business include the cost of purchased LPG and the cost of distributing the LPG to customers. Non-utility sales comprised approximately 57% of The Gas Company’s total contribution margin in 2010.

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

Prices charged by The Gas Company to its customers for the utility gas business are based on HPUC utility rates that enable the business to recover its costs of providing utility gas service, including operating expenses and taxes, and capital investments through recovery of depreciation and a return on the capital

Energy-Related Businesses:  The Gas Company – (continued)

invested. The Gas Company’s rate structure generally allows it to maintain a relatively consistent dollar-based margin per thermal unit by passing increases or decreases in fuel costs through to customers via fuel adjustment charges without filing a general rate case.

The rates that are charged to non-utility customers are based on the cost of LPG plus delivery costs, and on the cost of alternative fuels and competitive factors.

The Gas Company incurs expenses in operating and maintaining its facilities and distribution network, comprising a SNG plant, a 22-mile transmission line, 1,000 miles of distribution and service pipelines, several tank storage facilities and a fleet of vehicles. These costs are generally fixed in nature. Other operating expenses incurred, such as for LPG, feedstock for the SNG plant and revenue-based taxes, generally fluctuate with the volume of product sold. In addition, the business incurs general and administrative expenses at its executive office that include expenses for senior management, accounting, information technology, human resources, environmental compliance, regulatory compliance, employee benefits, rents, utilities, insurance and other normal business costs.

District Energy

District Energy consists of Thermal Chicago and Northwind Aladdin, which are 50.01% and 37.51% indirectly owned by us, respectively. Thermal Chicago sells chilled water under long-term contracts to approximately 100 customers in downtown Chicago and one customer outside of the downtown area. Under the long-term contracts, Thermal Chicago receives both capacity and consumption payments. Capacity payments (cooling capacity revenue) are received regardless of the volume of chilled water used by a customer and these payments generally increase in line with inflation.

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

Thermal Chicago’s principal direct expense is electricity. Other direct expenses are water, labor, operations and maintenance and depreciation and accretion. Electricity usage, and to a lesser extent water usage, fluctuates in line with the volume of chilled water produced. Thermal Chicago focuses on minimizing the cost of electricity consumed per unit of chilled water produced by operating its plants to maximize efficient use of electricity. Other direct expenses are largely fixed regardless of the volumes of chilled water produced.

Thermal Chicago has entered into a contract with a retail energy supplier to provide the majority of the business’ electricity in 2011 at a fixed price. Electricity for one of the plants is purchased by the landlord/customer and the cost is passed through to the business. Thermal Chicago passes through changes in electricity costs to its customers. The business anticipates it will enter into supply contracts for 2012 and subsequent years and prices will fluctuate based on underlying power costs.

Northwind Aladdin services customers (a hotel/casino complex, a condominium and a shopping mall) in Las Vegas, Nevada. Under its customer contracts, Northwind Aladdin receives monthly fixed payments totaling approximately $6.4 million per annum through March 2016 and monthly fixed payments totaling approximately $3.0 million per year thereafter through February 2020.

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

Atlantic Aviation also earns revenue from activities other than fuel sales (non-fuel revenue). For example, Atlantic Aviation earns revenue from refueling some general aviation customers on a “pass-through basis,” where it acts as a fueling agent for fuel suppliers. Atlantic Aviation receives a fee for this service, generally calculated on a per gallon basis. In addition, the business earns revenue from aircraft parking and hangar rental fees and by providing general aviation customers with other services, such as de-icing. At some sites where Atlantic Aviation operates an FBO business, it also earns revenue from refueling and de-icing some commercial airlines on a fee for service basis.

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

Results of Operations

Consolidated

Key Factors Affecting Operating Results

•	strong performance in our energy-related businesses reflecting:

•	increase in revenue and gross profit from IMTT spill response activity in the Gulf Coast;

•	increases in average storage rates and storage capacity at IMTT;

•	increase in underlying margins at The Gas Company; and

•	increase in gross profit at District Energy driven by higher average temperatures and new customers.

•	improved contribution from Atlantic Aviation reflecting:

•	higher general aviation fuel volumes and margins;

•	cost reductions; and

•	lower interest expense as a result of the early repayment of the outstanding term loan debt; partially offset by

•	a decrease in non-fuel revenue.

Results of Operations:  Consolidated – (continued)

Our consolidated results of operations are as follows:

	Year Ended December 31,			Change (From 2009 to 2010) Favorable/(Unfavorable)		Change (From 2008 to 2009) Favorable/(Unfavorable)
	2010	2009(1)	2008(1)	$	%	$	%
	($ In Thousands) (Unaudited)
Revenue
Revenue from product sales	$514,344	$394,200	$586,054	120,144	30.5	(191,854)	(32.7)
Revenue from product sales – utility	113,752	95,769	121,770	17,983	18.8	(26,001)	(21.4)
Service revenue	204,852	215,349	264,851	(10,497)	(4.9)	(49,502)	(18.7)
Financing and equipment lease income	7,843	4,758	4,686	3,085	64.8	72	1.5
Total revenue	840,791	710,076	977,361	130,715	18.4	(267,285)	(27.3)
Costs and expenses
Cost of product sales	326,734	233,376	408,690	(93,358)	(40.0)	175,314	42.9
Cost of product sales — utility	90,542	73,907	105,329	(16,635)	(22.5)	31,422	29.8
Cost of services	53,088	46,317	63,850	(6,771)	(14.6)	17,533	27.5
Gross profit	370,427	356,476	399,492	13,951	3.9	(43,016)	(10.8)
Selling, general and administrative	201,787	209,783	227,288	7,996	3.8	17,505	7.7
Fees to manager — related party	10,051	4,846	12,568	(5,205)	(107.4)	7,722	61.4
Goodwill impairment	—	71,200	52,000	71,200	NM	(19,200)	(36.9)
Depreciation	29,721	36,813	40,140	7,092	19.3	3,327	8.3
Amortization of intangibles	34,898	60,892	61,874	25,994	42.7	982	1.6
Loss on disposal of assets	17,869	—	—	(17,869)	NM	—	—
Total operating expenses	294,326	383,534	393,870	89,208	23.3	10,336	2.6
Operating income (loss)	76,101	(27,058)	5,622	103,159	NM	(32,680)	NM

Other income (expense)
Interest income	29	119	1,090	(90)	(75.6)	(971)	(89.1)
Interest expense(2)	(106,834)	(95,456)	(88,652)	(11,378)	(11.9)	(6,804)	(7.7)
Equity in earnings and amortization charges of investees	31,301	22,561	1,324	8,740	38.7	21,237	NM
Loss on derivative instruments	—	(25,238)	(2,843)	25,238	NM	(22,395)	NM
Other income (expense), net	712	570	(198)	142	24.9	768	NM
Net income (loss) from continuing operations before income taxes	1,309	(124,502)	(83,657)	125,811	101.1	(40,845)	(48.8)
Benefit for income taxes	8,697	15,818	14,061	(7,121)	(45.0)	1,757	12.5
Net income (loss) from continuing operations	$10,006	$(108,684)	$(69,596)	118,690	109.2	(39,088)	(56.2)
Net income (loss) from discontinued operations, net of taxes	81,323	(21,860)	(110,045)	103,183	NM	88,185	80.1
Net income (loss)	$91,329	$(130,544)	$(179,641)	221,873	170.0	49,097	27.3
Less: net income (loss) attributable to noncontrolling interests	659	(1,377)	(1,168)	(2,036)	(147.9)	209	17.9
Net income (loss) attributable to MIC LLC	$90,670	$(129,167)	$(178,473)	219,837	170.2	49,306	27.6

NM — Not meaningful

(1)	Reclassified to conform to current period presentation.

(2)	Interest expense includes non-cash losses on derivative instruments of $23.4 million and $4.3 million for the years ended December 31, 2010 and 2009, respectively.

Results of Operations:  Consolidated – (continued)

Gross Profit

Consolidated gross profit increased from 2009 to 2010 reflecting improved results at our energy-related businesses and for fuel-related services at Atlantic Aviation, offset by a decrease in non-fuel gross profit from Atlantic Aviation.

The decrease in our consolidated gross profit from 2008 to 2009 was due to a decline in fuel volumes at Atlantic Aviation, partially offset by improved results at our consolidated energy-related businesses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2010 decreased at all of our consolidated businesses, especially at Atlantic Aviation.

The decrease in our selling, general and administrative expenses in 2009 was primarily a result of cost reduction efforts at Atlantic Aviation, partially offset by higher costs at the holding company mainly attributable to the sale of the noncontrolling stake in District Energy and increased incentive compensation, pension expense and professional services at our consolidated energy-related businesses.

Fees to Manager

Base management fees to our Manager increased due to increased market capitalization. Our Manager elected to reinvest its first quarter 2010 base management fees in additional LLC interests, which were issued to our Manager during the second quarter of 2010. The base management fee for the second and third quarters of 2010 was paid in cash to our Manager during the second half of 2010. Our Manager has elected to reinvest its fourth quarter 2010 base management fee of $3.2 million in LLC interests, which will be issued during the first quarter of 2011.

Base management fees to our Manager decreased in 2009 due to decreased market capitalization. Our Manager elected to reinvest the base management fees for the second, third and fourth quarters of 2009 in additional LLC interests. LLC interests for the second and third quarters of 2009 were issued to our Manager during the second half of 2009. LLC interests for the fourth quarter of 2009 were issued to our Manager during the first quarter of 2010.

Goodwill Impairment

During the first six months of 2009 and the fourth quarter of 2008, we recognized goodwill impairment charges of $71.2 million and $52.0 million, respectively, at Atlantic Aviation. There were no impairment charges in 2010.

Depreciation

Depreciation includes non-cash asset impairment charges of $7.5 million during the first six months of 2009 and $13.8 million during the fourth quarter of 2008, recorded at Atlantic Aviation. Excluding these impairment charges, depreciation expense increased each year as a result of capital expenditures by our businesses resulting in higher asset balances. There were no impairment charges in 2010.

Amortization of Intangibles

Amortization of intangibles expense includes non-cash asset impairment charges of $23.3 million during the first six months of 2009 and $21.7 million during the fourth quarter of 2008, recorded by Atlantic Aviation. The impairments reduced the amortizable balance. There were no impairment charges in 2010.

Results of Operations:  Consolidated – (continued)

Loss on disposal of assets

During 2010, Atlantic Aviation completed a strategic review of its portfolio of FBOs. As a result of this process, the business concluded that several of its sites did not have sufficient scale or serve a market with sufficiently strong growth prospects to warrant continued operations at these sites. Therefore, Atlantic Aviation has undertaken to exit certain markets and redeploy resources that may be made available in the process into markets which it views as having better growth profiles and recorded $17.9 million in loss on disposal of assets in the consolidated statement of operations.

Interest Expense and Loss on Derivative Instruments

Interest expense includes non-cash losses on derivative instruments of $23.4 million and $4.3 million for 2010 and 2009, respectively. The change in the non-cash losses on derivatives recorded both in interest expense and in loss on derivative instruments is attributable to the change in fair value of interest rate swaps, interest rate swap break fees related to the pay down of debt at Atlantic Aviation and includes the reclassification of amounts from accumulated other comprehensive loss into earnings, as Atlantic Aviation paid down its debt more quickly than anticipated.

Excluding the portion related to non-cash losses on derivatives, interest expense decreased due to a $136.7 million reduction of term loan debt at Atlantic Aviation and the repayment in the full amount of the outstanding balance of $66.4 million of MIC holding company debt during December 2009.

Interest expense increased from 2008 to 2009 primarily at Atlantic Aviation due to payments of interest rate swap breakage fees. Given the downward movement in interest rates since the interest rate swap contracts were put in place, this business pays interest rate swap breakage fees as it pays down its term loan debt. This increase was partially offset by the favorable LIBOR movements on unhedged debt during the year, primarily the MIC Inc. revolving credit facility, which was repaid in December 2009.

Equity in Earnings and Amortization Charges of Investees

Our equity in the earnings of IMTT increased from 2009 to 2010 reflecting our share of the improved operating results of the business, offset by our share of non-cash derivative losses of $7.8 million for 2010 compared with our share of non-cash derivative gains of $15.3 million.

Our equity in the earnings of IMTT increased from 2008 to 2009 due to improved operating results of the business for that period, together with our share of the non-cash derivative gains of $15.3 million compared with our share of non-cash derivative losses of $23.1 million in 2008.

Income Taxes

For 2010, we expect to report a consolidated net operating loss, for which we will record a deferred tax benefit, and we do not expect to pay a federal Alternative Minimum Tax for 2010. Further, we expect taxable income for 2010 to include a capital loss of approximately $10.4 million on the disposal of our airport parking business, which we will carryback to 2009. Accordingly, our 2009 consolidated taxable income will be reduced to approximately $1.1 million.

For 2009, we reported consolidated federal taxable income of $11.5 million, which was offset by a portion of our consolidated federal NOL carryforward. For 2009, we paid a federal Alternative Minimum tax of $203,000.

For 2008, we reported consolidated federal taxable loss of $14.5 million, for which we recorded a deferred tax benefit. The benefit recorded in 2008 was net of certain state NOLs and a portion of our impairments attributable to non-deductible goodwill.

As we own less than 80% of IMTT and District Energy, these businesses are not included in our consolidated federal tax return. These businesses file separate consolidated income tax returns, and we include

Results of Operations:  Consolidated – (continued)

the dividends received from IMTT and District Energy in our consolidated income tax return. Further, we expect that any dividends from IMTT and District Energy in 2010 will be treated as taxable dividends, which qualify for the 80% Dividends Received Deduction (DRD).

Valuation allowance:

As discussed in Note 17, “Income Taxes”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K for financial information and further discussions, from the date of sale of the noncontrolling interest in District Energy and onwards, we evaluate the need for a valuation allowance against our deferred tax assets without taking into consideration the deferred tax liabilities of District Energy. As of December 31, 2009, our valuation allowance was approximately $20.6 million.

During 2010 we reduced the valuation allowance to approximately $9.2 million, resulting in a net decrease of $11.4 million. Of this decrease, $1.8 million has been recorded as part of the benefit for federal and state income taxes included in continuing operations on the consolidated statements of operations. The remaining $9.6 million of the decrease is included in net income from discontinued operations.

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

Discontinued Operations

On June 2, 2010, we concluded the sale in bankruptcy of PCAA, resulting in a pre-tax gain of $130.3 million, of which $76.5 million related to the forgiveness of debt. The results of operations from this business and the gain from the bankruptcy sale are separately reported as a discontinued operations in our consolidated financial statements and prior comparable periods have been restated to conform to the current period presentation. See Note 4, “Discontinued Operations”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K for financial information and further discussions.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow

In accordance with GAAP, we have disclosed EBITDA excluding non-cash items for our Company and each of our operating segments in Note 15, “Reportable Segments”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K, as a key performance metric relied on by management in evaluating our performance. EBITDA excluding non-cash items is defined as earnings before interest, taxes, depreciation and amortization and noncash items, which includes impairments, derivative gains and losses and adjustments for other non-cash items reflected in the statements of operations. We believe EBITDA excluding non-cash items provides additional insight into the performance of our operating businesses relative to each other and similar businesses without regard to their capital structure, and their ability to service or reduce debt, fund capital expenditures and/or support distributions to the holding company.

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

We believe that reporting Free Cash Flow will provide our investors with additional insight into our ability to deploy cash, as GAAP metrics such as net income and cash from operating activities do not reflect all of the items that our management considers in estimating the amount of cash generated by our operating

Results of Operations:  Consolidated – (continued)

entities. In this Annual Report on Form 10-K, we have disclosed Free Cash Flow for our consolidated results and for each of our operating segments.

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

In 2008, we disclosed EBITDA only. The following tables, reflecting results of operations for the consolidated group and for our businesses for the years ended December 31, 2010, 2009 and 2008, have been conformed to current periods’ presentation reflecting EBITDA excluding non-cash items and Free Cash Flow.

A reconciliation of net income (loss) attributable to MIC LLC from continuing operations to free cash flow from continuing operations, on a consolidated basis, is provided below:

	Year Ended December 31,			Change (From 2009 to 2010) Favorable/(Unfavorable)		Change (From 2008 to 2009) Favorable/(Unfavorable)
	2010	2009(1)	2008(1)	$	%	$	%
	($ in Thousands) (Unaudited)
Net income (loss) attributable to MIC LLC from continuing operations(2)	$9,483	$(109,170)	$(70,181)
Interest expense, net(3)	106,805	95,337	87,562
Benefit for income taxes	(8,697)	(15,818)	(14,061)
Depreciation(4)	29,721	36,813	40,140
Depreciation – cost of services(4)	6,555	6,086	5,813
Amortization of intangibles(5)	34,898	60,892	61,874
Goodwill impairment	—	71,200	52,000
Loss on disposal of assets	17,869	—	—
Loss on derivative instruments	—	25,238	2,843
Equity in earnings and amortization charges of investees(6)	(16,301)	(15,561)	—
Base management fees settled in LLC interests	5,403	4,384	—
Other non-cash expense, net	2,753	2,784	4,883
EBITDA excluding non-cash items from continuing operations	$188,489	$162,185	$170,873	26,304	16.2	(8,688)	(5.1)

EBITDA excluding non-cash items from continuing operations	$188,489	$162,185	$170,873
Interest expense, net(3)	(106,805)	(95,337)	(87,562)
Interest rate swap breakage fee(3)	(5,528)	(8,776)	—
Non-cash derivative losses recorded in interest expense(3)	28,938	13,078	—
Amortization of debt financing costs(3)	4,347	5,121	4,762
Equipment lease receivables, net	2,761	2,752	2,460
Provision for income taxes, net of changes in deferred taxes	(3,032)	(2,105)	(1,976)
Changes in working capital	(10,615)	6,058	7,022
Cash provided by operating activities	98,555	82,976	95,579
Changes in working capital	10,615	(6,058)	(7,022)
Maintenance capital expenditures	(14,509)	(9,453)	(14,846)
Free cash flow from continuing operations	$94,661	$67,465	$73,711	27,196	40.3	(6,246)	(8.5)

Results of Operations:  Consolidated – (continued)

(1)	Reclassified to conform to current period presentation.

(2)	Net income (loss) attributable to MIC LLC from continuing operations excludes net income attributable to noncontrolling interests of $523,000, $486,000 and $585,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

(3)	Interest expense, net, includes non-cash losses on derivative instruments, non-cash amortization of deferred financing fees and interest rate swap breakage fees.

(4)	Depreciation — cost of services includes depreciation expense for District Energy, which is reported in cost of services in our consolidated statements of operations. Depreciation and Depreciation — cost of services does not include acquisition-related step-up depreciation expense of $6.9 million for each year in connection with our investment in IMTT, which is reported in equity in earnings and amortization charges of investees in our consolidated statements of operations.

(5)	Amortization of intangibles does not include acquisition-related step-up amortization expense of $1.1 million for each year related to intangible assets in connection with our investment in IMTT, which is reported in equity in earnings and amortization charges of investees in our consolidated statements of operations.

(6)	Equity in earnings and amortization charges of investees in the above table includes our 50% share of IMTT’s earnings, offset by distributions we received only up to our share of the earnings recorded.

Energy-Related Businesses

IMTT

We account for our 50% interest in IMTT under the equity method. We recognized income of $31.3 million in our consolidated results for 2010. This includes our 50% share of IMTT’s net income, equal to $36.0 million for the period, offset by $4.7 million of acquisition-related step up depreciation and amortization expense (net of taxes). For the year ended December 31, 2009, we recognized income of $22.6 million in our consolidated results. This included our 50% share of IMTT’s net income, equal to $27.3 million for the period, offset by $4.7 million of acquisition-related step up depreciation and amortization expense (net of taxes).

Distributions from IMTT, to the degree classified as taxable dividends and not a return of capital for income tax purposes, qualify for the federal dividends received deduction. Therefore, 80% of any taxable dividend is excluded in calculating our consolidated federal taxable income. Any distributions classified as a return of capital for income tax purposes will reduce our tax basis in IMTT.

Energy-Related Businesses:  IMTT – (continued)

To enable meaningful analysis of IMTT’s performance across periods, IMTT’s overall performance is discussed below, rather than IMTT’s contribution to our consolidated results.

	Year Ended December 31,
	2010	2009(1)	Change Favorable/(Unfavorable)		2009(1)	2008	Change Favorable/(Unfavorable)
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Revenue
Terminal revenue	372,205	330,380	41,825	12.7	330,380	306,103	24,277	7.9
Environmental response revenue	184,979	15,795	169,184	NM	15,795	46,480	(30,685)	(66.0)
Total revenue	557,184	346,175	211,009	61.0	346,175	352,583	(6,408)	(1.8)
Costs and expenses
Terminal operating costs	168,713	156,552	(12,161)	(7.8)	156,552	155,000	(1,552)	(1.0)
Environmental response operating costs	115,937	14,792	(101,145)	NM	14,792	34,658	19,866	57.3
Total operating costs	284,650	171,344	(113,306)	(66.1)	171,344	189,658	18,314	9.7
Terminal gross profit	203,492	173,828	29,664	17.1	173,828	151,103	22,725	15.0
Environmental response gross profit	69,042	1,003	68,039	NM	1,003	11,822	(10,819)	(91.5)
Gross profit	272,534	174,831	97,703	55.9	174,831	162,925	11,906	7.3
General and administrative expenses	37,125	27,437	(9,688)	(35.3)	27,437	30,076	2,639	8.8
Depreciation and amortization	61,277	55,998	(5,279)	(9.4)	55,998	44,615	(11,383)	(25.5)
Operating income	174,132	91,396	82,736	90.5	91,396	88,234	3,162	3.6
Interest expense, net(2)	(50,335)	(2,130)	(48,205)	NM	(2,130)	(23,540)	21,410	91.0
Other income	1,953	522	1,431	NM	522	2,141	(1,619)	(75.6)
Unrealized gains (losses) on derivative instruments	—	3,306	(3,306)	NM	3,306	(46,277)	49,583	107.1
Provision for income taxes	(53,521)	(38,842)	(14,679)	(37.8)	(38,842)	(9,452)	(29,390)	NM
Noncontrolling interest	(165)	332	(497)	(149.7)	332	1,003	(671)	(66.9)
Net income	72,064	54,584	17,480	32.0	54,584	12,109	42,475	NM
Reconciliation of net income to EBITDA excluding non-cash items:
Net income	72,064	54,584			54,584	12,109
Interest expense, net(2)	50,335	2,130			2,130	23,540
Provision for income taxes	53,521	38,842			38,842	9,452
Depreciation and amortization	61,277	55,998			55,998	44,615
Unrealized (gains) losses on derivative instruments	—	(3,306)			(3,306)	46,277
Other non-cash (income) expenses	(361)	(590)			(590)	601
EBITDA excluding non-cash items	236,836	147,658	89,178	60.4	147,658	136,594	11,064	8.1
EBITDA excluding non-cash items	236,836	147,658			147,658	136,594
Interest expense, net(2)	(50,335)	(2,130)			(2,130)	(23,540)
Non-cash derivative losses (gains) recorded in interest expense(2)	15,653	(27,380)			(27,380)	—
Amortization of debt financing costs(2)	2,011	543			543	473
Provision for income taxes, net of changes in deferred taxes	(12,514)	(1,593)			(1,593)	(4,053)
Changes in working capital	4,536	16,284			16,284	(15,387)
Cash provided by operating activities	196,187	133,382			133,382	94,087
Changes in working capital	(4,536)	(16,284)			(16,284)	15,387
Maintenance capital expenditures	(44,995)	(39,977)			(39,977)	(42,690)
Free cash flow	146,656	77,121	69,535	90.2	77,121	66,784	10,337	15.5

NM — Not meaningful

(1)	Reclassified to conform to current period presentation.

(2)	Interest expense, net, includes non-cash gains (losses) on derivative instruments and non-cash amortization of deferred financing fees.

Energy-Related Businesses:  IMTT – (continued)

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Key Factors Affecting Operating Results

•	environmental response service revenue and gross profit increased principally due to spill response work and other activities related to the oil spill in the Gulf of Mexico; and

•	terminal revenue and gross profit increased principally due to:

•	increases in average tank rental rates; and

•	increase in volume of storage under contract.

Revenue and Gross Profit

The increase in terminal revenue primarily reflects growth in storage revenue. Storage revenue grew due to an increase in average rental rates of 7.2% during the year and an increase in storage capacity mainly attributable to certain expansion projects at IMTT’s Louisiana facilities.

Capacity utilization was essentially flat at 93.6% during 2010 compared with 94.0% in 2009. Utilization rates were lower in the second half of 2010, primarily due to tanks being taken out of service for inspection and repairs and maintenance. Many of these tanks were returned to service in early 2011; however, cleaning and inspection activity is anticipated to remain at elevated levels through 2014. IMTT expects utilization rates to be approximately 93.0% to 94.0% during 2011.

Terminal operating costs increased during the year ended December 31, 2010 primarily as a result of an increase in salaries and wages and higher repairs and maintenance.

Revenue and gross profit from environmental response services increased substantially during 2010 primarily due to the increase in spill response activities following the April 20, 2010 BP oil spill in the Gulf of Mexico. The business has substantially reduced its clean-up efforts in the Gulf relating to the BP spill and anticipates that Oil Mop’s contribution to revenue and gross profit in 2011 will be materially less than 2010.

General and Administrative Expenses

General and administrative expenses for the year increased primarily due to the increase in environmental response services activity compared with the prior comparable period. The increase reflects a year to date $9.1 million increase from the environmental response service business, primarily related to cash and accrued bonuses and sales commissions.

Depreciation and Amortization

Depreciation and amortization expense increased as IMTT completed several major expansion projects, resulting in higher asset balances.

Interest Expense, Net

Interest expense, net, includes non-cash losses on derivative instruments of $15.7 million in 2010 and non-cash gains of $27.4 million in 2009. Excluding the non-cash (losses) gains on derivative instruments, interest expense is higher due to increased rates on the revolving credit facility, an increase in the notional value of the hedged portion of the revolving credit facility and letter of credit fees associated with the additional issuance of Gulf Opportunity Zone Bonds, partially offset by a lower outstanding amount on the revolving credit facility.

Energy-Related Businesses:  IMTT – (continued)

Cash interest paid was $34.1 million and $29.0 million for years ended December 31, 2010 and 2009, respectively.

Income Taxes

The business files a consolidated federal income tax return and files a separate state income tax return in six states. For the year ended December 31, 2009, the business paid state income taxes of approximately $1.6 million.

For the year ended December 31, 2010, IMTT recorded $5.5 million of current federal income tax expense and $7.0 million of current state income tax expense. At December 31, 2009, IMTT had a federal net operating loss of $50.5 million, of which $5.8 million was carriedback to and used in year 2008 and $44.7 million was carriedforward to and was fully utilized in 2010.

A significant difference between IMTT’s book and federal taxable income relates to depreciation of terminalling fixed assets. For book purposes, these fixed assets are depreciated primarily over 15 to 30 years using the straight-line method of depreciation. For federal income tax purposes, these fixed assets are depreciated primarily over 5 to 15 years using accelerated methods. Most terminalling fixed assets placed in service in 2010 qualify for the federal 50% or 100% bonus depreciation, except assets placed in service in Louisiana financed with GO Zone Bonds. A significant portion of Louisiana terminalling fixed assets constructed since Hurricane Katrina are or will be financed with GO Zone Bonds. GO Zone Bond financed assets are depreciated primarily over 9 to 20 years using the straight-line depreciation method. Most of the states in which the business operates do not allow the use of the federal bonus depreciation calculation methods.

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

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

Gross profit increased primarily due to an increase in storage revenues and $15.2 million of additional revenue as a result of a full year of storage and related logistics services at IMTT’s Geismar terminal, which was partially offset by a customer reimbursement for capital projects completed at Bayonne in 2008 which did not recur. Throughput and heating revenues declined reflecting lower activity levels at IMTT’s facilities and lower heating costs due to the decline in fuel prices passed through to customers. Storage capacity utilization, defined as storage capacity rented divided by total capacity available, remained relatively constant at 94.0% and 94.3% during 2009 and 2008, respectively.

Energy-Related Businesses:  IMTT – (continued)

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

Interest Expense, Net

Interest expense, net, includes non-cash gains on derivative instruments of $27.4 million for the year ended December 31, 2009. Excluding the non-cash gains on derivative instruments, interest expense is higher due to higher borrowings to fund growth capital expenditures along with the discontinuation of the capitalization of construction period interest upon the commencement of operations at Geismar, partially offset by a decrease in interest rates on unhedged debt balances.

Cash interest paid was $29.0 million and $25.7 million for years ended December 31, 2009 and 2008, respectively.

Income Taxes

For the year ended December 31, 2009, IMTT generated a loss for federal income tax purposes. This loss was carriedforward and utilized to reduce current taxable income in 2010.

Energy-Related Businesses:  The Gas Company

The Gas Company

	Year Ended December 31,
	2010	2009(1)	Change Favorable/(Unfavorable)		2009(1)	2008(1)	Change Favorable/(Unfavorable)
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Contribution margin
Revenue – utility	113,752	95,769	17,983	18.8	95,769	121,770	(26,001)	(21.4)
Cost of revenue – utility	76,891	60,227	(16,664)	(27.7)	60,227	91,978	31,751	34.5
Contribution margin – utility	36,861	35,542	1,319	3.7	35,542	29,792	5,750	19.3
Revenue – non-utility	96,855	79,597	17,258	21.7	79,597	91,244	(11,647)	(12.8)
Cost of revenue – non-utility	48,896	36,580	(12,316)	(33.7)	36,580	55,504	18,924	34.1
Contribution margin – non-utility	47,959	43,017	4,942	11.5	43,017	35,740	7,277	20.4
Total contribution margin	84,820	78,559	6,261	8.0	78,559	65,532	13,027	19.9
Production	6,725	6,471	(254)	(3.9)	6,471	6,488	17	0.3
Transmission and distribution	19,269	19,152	(117)	(0.6)	19,152	17,947	(1,205)	(6.7)
Gross profit	58,826	52,936	5,890	11.1	52,936	41,097	11,839	28.8
Selling, general and administrative expenses	16,684	16,720	36	0.2	16,720	14,389	(2,331)	(16.2)
Depreciation and amortization	6,649	6,829	180	2.6	6,829	6,739	(90)	(1.3)
Operating income	35,493	29,387	6,106	20.8	29,387	19,969	9,418	47.2
Interest expense, net(2)	(16,505)	(9,250)	(7,255)	(78.4)	(9,250)	(9,390)	140	1.5
Other expense	(90)	(355)	265	74.6	(355)	(31)	(324)	NM
Unrealized losses on derivative instruments	—	(327)	327	NM	(327)	(221)	(106)	(48.0)
Provision for income taxes	(7,400)	(7,619)	219	2.9	(7,619)	(4,044)	(3,575)	(88.4)
Net income(3)	11,498	11,836	(338)	(2.9)	11,836	6,283	5,553	88.4
Reconciliation of net income to EBITDA excluding non-cash items:
Net income(3)	11,498	11,836			11,836	6,283
Interest expense, net(2)	16,505	9,250			9,250	9,390
Provision for income taxes	7,400	7,619			7,619	4,044
Depreciation and amortization	6,649	6,829			6,829	6,739
Unrealized losses on derivative instruments	—	327			327	221
Other non-cash expenses	2,384	1,771			1,771	1,180
EBITDA excluding non-cash items	44,436	37,632	6,804	18.1	37,632	27,857	9,775	35.1

EBITDA excluding non-cash items	44,436	37,632			37,632	27,857
Interest expense, net(2)	(16,505)	(9,250)			(9,250)	(9,390)
Non-cash derivative losses recorded in interest expense(2)	7,334	309			309	—
Amortization of debt financing costs(2)	478	478			478	478
Provision for income taxes, net of changes in deferred taxes	(4,333)	(4,936)			(4,936)	—
Changes in working capital	(2,079)	1,327			1,327	8,133
Cash provided by operating activities	29,331	25,560			25,560	27,078
Changes in working capital	2,079	(1,327)			(1,327)	(8,133)
Maintenance capital expenditures	(6,275)	(3,939)			(3,939)	(6,202)
Free cash flow	25,135	20,294	4,841	23.9	20,294	12,743	7,551	59.3

NM — Not meaningful

(1)	Reclassified to conform to current period presentation. For the year ended December 31, 2010, payroll taxes and certain employee welfare and benefit costs that were previously recorded in selling, general and administrative costs were reclassified to production, transmission and distribution and other expense where the

Energy-Related Businesses:  The Gas Company – (continued)

costs were incurred. Accordingly, the years ended December 31, 2009 and 2008 were restated to reflect this change.

(2)	Interest expense, net, includes non-cash losses on derivative instruments and non-cash amortization of deferred financing fees.

(3)	Corporate allocation expense, other intercompany fees and the federal tax effect have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Key Factors Affecting Operating Results

•	utility rate increase effective June 11, 2009; and

•	effective non-utility margin management.

Although the presentation and analysis of contribution margin is a non-GAAP performance measure, management believes that it is meaningful to understanding the business’ performance under both a utility rate structure and a non-utility competitive pricing structure. Regulation of the utility portion of The Gas Company’s operations provides for the pass through of increases or decreases in feedstock costs to utility customers. Changes in the cost of propane distributed to non-utility customers can be recovered in pricing, subject to competitive conditions generally.

Contribution margin should not be considered an alternative to revenue, gross profit, operating income, or net income, determined in accordance with U.S. GAAP. A reconciliation of contribution margin to gross profit is presented in the above table. The business calculates contribution margin as revenue less direct costs of revenue other than production and transmission and distribution costs. Other companies may calculate contribution margin differently or may use different metrics and, therefore, the contribution margin presented for The Gas Company is not necessarily comparable with metrics of other companies.

Contribution Margin and Operating Income

Utility contribution margin was higher for 2010 due to implementation of a rate increase from June 11, 2009, partially offset by the timing of fuel adjustment charge reconciliations, higher gas hauling and transportation costs and the implementation of the final rate case order. The volume of gas products sold for 2010 was relatively flat compared with 2009.

The Gas Company renegotiated its synthetic natural gas, or SNG, feedstock contract with Tesoro during 2010. The contract is subject to approval by the Hawaii Public Utilities Commission (HPUC) that is expected by mid-2011. The Gas Company expects that the changes in cost of feedstock will be passed through to consumers via the fuel adjustment charge mechanism and will have no impact on utility contribution margin.

Non-utility contribution margin was higher for 2010 as a result of effective margin management. The volume of gas products sold in 2010 was approximately 1.7% higher than 2009. The Gas Company renegotiated its liquefied petroleum gas, or LPG, supply contracts which are expected to increase the amount of locally supplied propane. In the fourth quarter, Chevron had an unexpected shut down, which impacted the business’ local supplies, requiring the business to procure higher-priced foreign sources of LPG.

Production, transmission and distribution and selling, general and administrative expenses are primarily comprised of labor-related expenses and professional fees. On a combined basis, these costs were 0.8% higher than 2009 primarily due to higher salary and electricity costs, mostly offset by capitalized labor costs.

Interest Expense, Net

Interest expense, net, includes non-cash losses on derivative instruments of $7.3 million and $309,000 for 2010 and 2009, respectively. Excluding the non-cash losses on derivative instruments, interest expense was

Energy-Related Businesses:  The Gas Company – (continued)

slightly higher in 2010 compared with 2009 due to the expiration of an interest rate basis swap agreement. Cash interest paid was $8.6 million and $8.5 million for 2010 and 2009, respectively.

Income Taxes

Income from The Gas Company is included in our consolidated federal income tax return and is subject to Hawaii state income taxes. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business.

The business’ federal taxable income differs from book income primarily as a result of differences in the depreciation of fixed assets. The state of Hawaii does not allow for the federal bonus depreciation deduction of 50% or 100% in determining state taxable income. For 2010, the business expects to have a current state income tax expense of approximately $1.4 million on current state taxable income of approximately $18.7 million. In 2011, the business expects its cash state income taxes to be the same relative percentage of book income.

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

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

Contribution Margin and Operating Income

Utility contribution margin was higher, primarily due to implementation of the interim rate increase from June 11, 2009, partially offset by volume declines related almost entirely to commercial customers, who are more exposed to the variability of the economic cycle. The volume of gas sold in 2009 was approximately 3.0% lower than 2008. Non-utility contribution margin was higher, primarily due to lower input costs, partially offset by a 0.6% volume decline from 2008.

Selling, general and administrative costs increased due to an approximate $930,000 increase in pension expense, higher incentive compensation based upon strong 2009 performance and professional service costs primarily related to the implementation of a profit center structure in 2009.

Interest Expense, net

Interest expense, net, includes non-cash losses on derivative instruments of $309,000 for 2009. Excluding the non-cash losses on derivative instruments, interest expense decreased $449,000 primarily due to a lower weighted average annual interest rate on the business’ primary facilities due to the basis swap agreement entered into in March 2009.

Cash interest paid was $8.5 million and $8.8 million for 2009 and 2008, respectively.

Income Taxes

When preparing its 2009 income tax returns, The Gas Company elected to change its method of tax accounting for certain repair expenditures that were previously capitalized and depreciated in determining both book and taxable income. This change reduced current federal and state taxable income by approximately $7.8 million, of which $2.4 million was attributable to the 2009, and the balance attributable to the tax write-off of expenditures capitalized in prior years.

Energy-Related Businesses:  The Gas Company – (continued)

The business’ federal taxable income differs from book income primarily as a result of differences in the depreciation of fixed assets. Net book income before taxes includes depreciation based on asset values and lives that differ from those used in determining taxable income. The Gas Company’s current state income tax liability for 2009 was $462,000.

District Energy

Customers of District Energy pay two charges to receive chilled water services: a fixed charge based on contracted capacity and a variable charge based on the consumption of chilled water. Capacity charges are typically adjusted annually at a fixed rate or are indexed to the Consumer Price Index (CPI). The terms of the business’customer contracts provide for the pass through of increases or decreases in electricity costs, the largest component of the business’ direct expenses.

Energy-Related Businesses:  District Energy – (continued)

The financial results discussed below reflect 100% of District Energy’s full year performance.

	Year Ended December 31,
	2010	2009(1)	Change Favorable/(Unfavorable)		2009(1)	2008(1)	Change Favorable/(Unfavorable)
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)

Cooling capacity revenue	21,162	20,430	732	3.6	20,430	19,350	1,080	5.6
Cooling consumption revenue	24,386	20,236	4,150	20.5	20,236	20,894	(658)	(3.1)
Other revenue	3,371	3,137	234	7.5	3,137	3,115	22	0.7
Finance lease revenue	7,843	4,758	3,085	64.8	4,758	4,686	72	1.5
Total revenue	56,762	48,561	8,201	16.9	48,561	48,045	516	1.1
Direct expenses – electricity	16,343	13,356	(2,987)	(22.4)	13,356	13,842	486	3.5
Direct expenses – other(2)	20,349	18,647	(1,702)	(9.1)	18,647	17,809	(838)	(4.7)
Direct expenses – total	36,692	32,003	(4,689)	(14.7)	32,003	31,651	(352)	(1.1)
Gross profit	20,070	16,558	3,512	21.2	16,558	16,394	164	1.0
Selling, general and administrative expenses	3,217	3,407	190	5.6	3,407	3,390	(17)	(0.5)
Amortization of intangibles	1,368	1,368	—	—	1,368	1,372	4	0.3
Operating income	15,485	11,783	3,702	31.4	11,783	11,632	151	1.3
Interest expense, net(3)	(20,671)	(8,995)	(11,676)	(129.8)	(8,995)	(10,341)	1,346	13.0
Other income	1,804	1,235	569	46.1	1,235	201	1,034	NM
Unrealized (losses) gains on derivative instruments	—	(1,378)	1,378	NM	(1,378)	26	(1,404)	NM
Benefit (provision) for income taxes	1,844	(773)	2,617	NM	(773)	(242)	(531)	NM
Noncontrolling interest	(1,284)	(690)	(594)	(86.1)	(690)	(585)	(105)	(17.9)
Net (loss) income(4)	(2,822)	1,182	(4,004)	NM	1,182	691	491	71.1
Reconciliation of net (loss) income to EBITDA excluding non-cash items:
Net (loss) income(4)	(2,822)	1,182			1,182	691
Interest expense, net(3)	20,671	8,995			8,995	10,341
(Benefit) provision for income taxes	(1,844)	773			773	242
Depreciation(2)	6,555	6,086			6,086	5,813
Amortization of intangibles	1,368	1,368			1,368	1,372
Unrealized losses (gains) on derivative instruments	—	1,378			1,378	(26)
Other non-cash (income) expenses	(1,082)	1,009			1,009	2,654
EBITDA excluding non-cash items	22,846	20,791	2,055	9.9	20,791	21,087	(296)	(1.4)

EBITDA excluding non-cash items	22,846	20,791			20,791	21,087
Interest expense, net(3)	(20,671)	(8,995)			(8,995)	(10,341)
Non-cash derivative losses (gains) recorded in interest expense(3)	10,136	(1,158)			(1,158)	—
Amortization of debt financing costs(3)	681	681			681	682
Equipment lease receivable, net	2,761	2,752			2,752	2,460
Changes in working capital	(794)	377			377	3,878
Cash provided by operating activities	14,959	14,448			14,448	17,766
Changes in working capital	794	(377)			(377)	(3,878)
Maintenance capital expenditures	(1,207)	(1,001)			(1,001)	(989)
Free cash flow	14,546	13,070	1,476	11.3	13,070	12,899	171	1.3

NM — Not meaningful

(1)	Reclassified to conform to current period presentation.

Energy-Related Businesses:  District Energy – (continued)

(2)	Includes depreciation expense of $6.6 million, $6.1 million and $5.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(3)	Interest expense, net, includes non-cash (losses) gains on derivative instruments and non-cash amortization of deferred financing fees.

(4)	Corporate allocation expense and the federal tax effect have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Key Factors Affecting Operating Results

•	an increase in consumption gross profit driven by warmer average temperatures in 2010; and

•	a net increase in contracted capacity revenue from new customers.

Gross Profit

Gross profit increased primarily due to warmer average temperatures during the second and third quarters of 2010 compared with the comparable period in 2009 resulting in higher ton-hour sales. Additionally, cooling capacity revenue increased due to a net increase in contracted capacity provided to new customers that began service predominantly in the second quarter of 2009, and annual inflation-related increases of contract capacity rates in accordance with customer contract terms.

Finance Lease Revenue

Finance lease revenue is comprised of the interest portion of lease payments received from equipment leases with various customers. The principal cash receipts on these equipment leases are recorded in the operating activities of the cash flow statement.

Finance lease revenue increased by $3.1 million from 2009 to 2010 primarily due to a one-time $2.5 million adjustment primarily in the allocation of cash received from customers between principal and interest since the inception of the lease. The increase in the interest portion of the lease in 2010 was directly offset by a decrease in other non-cash (income) expenses on District Energy and the consolidated statement of cash flows in 2010. This has no effect on free cash flow or cash flow, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Part II, Item 7.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased due to a reduction in incentives. This decrease was offset by a reimbursement from a customer for professional fees related to the Las Vegas plant expansion that occurred in 2009.

Other Income

Other income increased due to the timing of payments earned under agreements to review and manage the business’ energy demand during periods of peak demand in 2010.

Energy-Related Businesses:  District Energy – (continued)

Interest Expense, Net

Interest expense, net, includes non-cash losses on derivative instruments of $10.1 million for 2010 and non-cash gains of $1.2 million for 2009. Excluding the non-cash (losses) gains on derivative instruments, interest expense was higher in 2010 compared with 2009 due to the expiration of an interest rate basis swap agreement, and a higher debt balance during 2010 compared with 2009. Cash interest paid was $9.8 million and $9.5 million for 2010 and 2009, respectively.

Income Taxes

For periods prior to the sale of a 49.99% noncontrolling interest in the business, the income from District Energy was included in our consolidated federal income tax return and District Energy filed a separate Illinois state income tax return.

Beginning with periods subsequent to the sale of the 49.99% noncontrolling interest, District Energy files a separate federal income tax return and will continue to file a separate Illinois state income tax return. The business has approximately $18.5 million in federal and $18.0 million in state NOL carryforwards available to offset positive taxable income. The business expects to have federal taxable income in 2011 and 2012, which will be wholly offset by NOL carryforwards.

In 2011, the State of Illinois enacted legislation that will increase the state corporate income tax rate by 2.2% through 2014 and suspend the use of NOL carryovers through 2014. Had this legislation been enacted in 2010, District Energy’s 2010 current state income tax liability would have been approximately $645,000. District Energy will not pay state income taxes for 2010 because of its state NOL carryforwards.

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

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

Other Income

Other income increased due to payments received under agreements to review and manage the business’ energy demand during periods of peak demand in 2008 and 2009 and a one-time termination payment received from a customer in 2009.

Interest Expense, Net

Interest expense, net, includes non-cash gains on derivative instruments of $1.2 million for the year ended December 31, 2009. Excluding the non-cash gains on derivative instruments, interest expense was

Energy-Related Businesses:  District Energy – (continued)

slightly lower in 2009 compared with 2008 due to the interest rate basis swap agreement. Cash interest paid was $9.5 million for the years ended December 31, 2009 and 2008.

Income Taxes

For the period preceding the sale of a 49.99% noncontrolling interest in the business, the income from District Energy was included in our consolidated federal income tax return, and District Energy filed a separate Illinois state income tax return.

Subsequent to the sale of the 49.99% noncontrolling interest, District Energy filed a separate consolidated federal income tax return, and continued to file a combined Illinois state income tax return. At December 31, 2009, the business had approximately $26.0 million in federal and state NOL carryforwards available to offset positive taxable income. The business did not have positive taxable income in 2009.

Aviation-Related Business

Atlantic Aviation

	Year Ended December 31,
	2010	2009(1)	Change Favorable/(Unfavorable)		2009(1)	2008	Change Favorable/(Unfavorable)
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Revenue
Fuel revenue	417,489	314,603	102,886	32.7	314,603	494,810	(180,207)	(36.4)
Non-fuel revenue	155,933	171,546	(15,613)	(9.1)	171,546	221,492	(49,946)	(22.5)
Total revenue	573,422	486,149	87,273	18.0	486,149	716,302	(230,153)	(32.1)
Cost of revenue
Cost of revenue-fuel	265,493	184,853	(80,640)	(43.6)	184,853	342,102	157,249	46.0
Cost of revenue-non-fuel	16,397	14,314	(2,083)	(14.6)	14,314	32,198	17,884	55.5
Total cost of revenue	281,890	199,167	(82,723)	(41.5)	199,167	374,300	175,133	46.8
Fuel gross profit	151,996	129,750	22,246	17.1	129,750	152,708	(22,958)	(15.0)
Non-fuel gross profit	139,536	157,232	(17,696)	(11.3)	157,232	189,294	(32,062)	(16.9)
Gross profit	291,532	286,982	4,550	1.6	286,982	342,002	(55,020)	(16.1)
Selling, general and administrative expenses(2)	174,526	179,949	5,423	3.0	179,949	205,304	25,355	12.3
Goodwill impairment	—	71,200	71,200	NM	71,200	52,000	(19,200)	(36.9)
Depreciation and amortization	56,602	89,508	32,906	36.8	89,508	93,903	4,395	4.7
Loss on disposal of assets	17,869	—	(17,869)	NM	—	—	—	—
Operating income (loss)	42,535	(53,675)	96,210	179.2	(53,675)	(9,205)	(44,470)	NM
Interest expense, net(3)	(69,409)	(72,929)	3,520	4.8	(72,929)	(62,967)	(9,962)	(15.8)
Other expense	(917)	(1,451)	534	36.8	(1,451)	(241)	(1,210)	NM
Unrealized losses on derivative instruments	—	(23,331)	23,331	NM	(23,331)	(1,871)	(21,460)	NM
Benefit for income taxes	9,497	61,009	(51,512)	(84.4)	61,009	29,936	31,073	103.8
Net loss(4)	(18,294)	(90,377)	72,083	79.8	(90,377)	(44,348)	(46,029)	(103.8)
Reconciliation of net loss to EBITDA excluding non-cash items:
Net loss(4)	(18,294)	(90,377)			(90,377)	(44,348)
Interest expense, net(3)	69,409	72,929			72,929	62,967
Benefit for income taxes	(9,497)	(61,009)			(61,009)	(29,936)
Depreciation and amortization	56,602	89,508			89,508	93,903
Goodwill impairment	—	71,200			71,200	52,000
Loss on disposal of assets	17,869	—			—	—
Unrealized losses on derivative instruments	—	23,331			23,331	1,871
Other non-cash expenses	1,388	903			903	624
EBITDA excluding non-cash items	117,477	106,485	10,992	10.3	106,485	137,081	(30,596)	(22.3)

EBITDA excluding non-cash items	117,477	106,485			106,485	137,081
Interest expense, net(3)	(69,409)	(72,929)			(72,929)	(62,967)
Interest rate swap breakage fees(3)	(5,528)	(8,776)			(8,776)	—
Non-cash derivative losses recorded in interest expense(3)	11,473	13,722			13,722	—
Amortization of debt financing costs(3)	2,984	3,144			3,144	2,613
Provision for income taxes, net of changes in deferred taxes	(1,486)	(190)			(190)	(7,950)
Changes in working capital	(1,476)	9,474			9,474	4,351
Cash provided by operating activities	54,035	50,930			50,930	73,128
Changes in working capital	1,476	(9,474)			(9,474)	(4,351)
Maintenance capital expenditures	(7,027)	(4,513)			(4,513)	(7,655)
Free cash flow	48,484	36,943	11,541	31.2	36,943	61,122	(24,179)	(39.6)

NM — Not meaningful

Aviation-Related Business:  Atlantic Aviation – (continued)

(1)	Reclassified to conform to current period presentation.

(2)	Includes $2.4 million increase in the bad debt reserve in the first quarter of 2009 due to the deterioration of accounts receivable aging.

(3)	Interest expense, net, includes non-cash losses on derivative instruments, non-cash amortization of deferred financing fees and interest rate swap breakage fees.

(4)	Corporate allocation expense and the federal tax effect have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Results for 2008 include SevenBar FBOs from March 4, 2008 (acquisition date) to December 31, 2008. Results for 2009 include SevenBar FBOs for the full year ended December 31, 2009. Results for the two months ended February 28, 2009 have not been presented separately as they are not significant.

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Key Factors Affecting Operating Results

•	higher general aviation (“GA”) fuel volumes and higher weighted average GA fuel margins;

•	lower selling, general and administrative expenses due to ongoing expense reduction initiatives; and

•	lower interest expense driven by reduced debt levels; partially offset by

•	a decrease in other non-fuel revenue primarily driven by lower landing fees and miscellaneous fixed based operations related-services.

Revenue and Gross Profit

The majority of the revenue and gross profit in Atlantic Aviation is generated through fueling GA aircrafts at 66 airports and one heliport in the U.S. Revenue is categorized according to who owns the fuel used to service these aircraft. If our business owns the fuel, it records the cost to purchase that fuel as cost of revenue-fuel. The business’ corresponding fuel revenue is its cost to purchase that fuel plus a margin. The business generally pursues a strategy of maintaining, and where appropriate increasing, dollar-based margins, thereby passing any increase in fuel prices to the customer.

Atlantic Aviation also has into-plane arrangements whereby it fuels aircraft with fuel owned by another party. It collects a fee for this service that is recorded as non-fuel revenue. Other non-fuel revenue also includes various services such as hangar rentals, de-icing, landing fees, tie-down fees and miscellaneous services.

The business’ fuel-related revenue and gross profit are driven by fuel volume and dollar-based margin per gallon. This applies to both fuel and into-plane revenue. Customers will sometimes move from one category to the other.

The business believes discussing total fuel-related revenue and gross profit, including both fuel sales and into-plane arrangements (as recorded in the non-fuel revenue line) and related key metrics on an aggregate basis, provides a more meaningful analysis of Atlantic Aviation. In 2010, the business derived 65.1% of total gross profit from fuel and fuel-related services. In 2009, Atlantic Aviation derived 63.3% from these services.

Gross profit for 2010 increased 1.6% compared with 2009 as a result of an increase in aggregate fuel-related gross profit, offset by lower gross profit from other services. The increase in aggregate fuel-related gross profit resulted from a 2.8% increase in GA fuel volume, driven by increased business jet traffic. The full year GA fuel volume increase reflects volume growth in the first nine months of the year and relatively flat volume in the fourth quarter as a result of weaker fuel sales to military customers. Weighted average fuel margin increased by 2.0% compared with the previous year. Margins started to increase in the third quarter and expanded at an accelerated rate in the fourth quarter.

Aviation-Related Business:  Atlantic Aviation – (continued)

The year-on-year change in fuel-related gross profit includes a number of events which will not reoccur in any given year, such as the G-20 meeting in Pittsburgh in 2009 and the temporary closure of the runway at Rifle airport in 2010. Excluding such events, GA fuel volume would have increased 5.8%, and weighted average fuel related margin would have remained flat in 2010. Margin contraction in the first half of the year was offset by margin expansion in the second half of the year. On the same basis, gross profit from other services would have decreased 1.1% for the year ended December 31, 2010.

Gross profit from other services decreased by 3.9% for the quarter ended December 31, 2010 compared with the fourth quarter in 2009. The decrease in other services gross profit mainly reflects non-recurring revenue recorded at a location in December 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased from 2009 to 2010 due to the ongoing cost reduction initiatives and a one time increase of $2.0 million to the bad debt reserve in the first quarter of 2009 due to the deterioration of the accounts receivable aging. Accounts receivables aging improved significantly since the first quarter of 2009. No further adjustment to the bad debt reserve was necessary in subsequent periods as a result of continued improvement in the aging of accounts receivables. Excluding this one-time adjustment in 2009, the underlying selling, general and administrative expenses would have decreased by a 1.9% in 2010.

Atlantic Aviation expects selling, general and administrative expense to be less than $175.0 million for 2011.

Goodwill Impairment

In addition to its annual impairment test in the fourth quarter, the business performed an impairment test at the reporting unit level during the first six months of 2009. Goodwill is considered impaired when the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, as determined under a two step approach. Based on the testing performed, the business recognized goodwill impairment charges of $71.2 million in the first six months of 2009. There were no impairment charges in 2010.

Depreciation and Amortization

The decrease in depreciation and amortization expense was due to non-cash impairment charges of $30.8 million incurred in the first half of 2009. There were no impairment charges in 2010.

Loss on disposal of assets

During 2010, Atlantic Aviation completed a strategic review of its portfolio of FBOs. As a result of this process, the business concluded that several of its sites did not have sufficient scale or serve a market with sufficiently strong growth prospects to warrant continued operations at these sites. Therefore, Atlantic Aviation has undertaken to exit certain markets and redeploy resources that may be made available in the process into markets which it views as having better growth profiles and recorded $17.9 million in loss on disposal of assets in the consolidated statement of operations.

Interest Expense, Net

Interest expense, net, primarily includes interest incurred on the business’ debt, amortization of deferred financing costs and non-cash losses on derivatives instruments. These items are summarized in the table below.

Aviation-Related Business:  Atlantic Aviation – (continued)

	Year Ended December 31,
	2010	2009	Change Favorable/(Unfavorable)
	$	$	$	%
	($ In Thousands)

Interest income	(17)	(89)	(72)	(80.9)
Interest paid on debt facility	54,616	57,213	2,597	4.5
Amortization of deferred financing costs	2,984	3,144	160	5.1
Non-cash losses on derivative instruments	11,473	13,722	2,249	16.4
Less: capitalized interest	353	(1,061)	(1,414)	(133.3)
Total interest expense, net	69,409	72,929	3,520	4.8

The decrease in interest paid on debt facility primarily reflects an aggregate $136.7 million of prepayments of the term loan principal since February 2009.

Income Taxes

Income generated by Atlantic Aviation is included in our consolidated federal income tax return. The business files state income tax returns in more than 30 states in which it operates. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business.

While Atlantic Aviation as a whole expects to generate a current year federal income tax loss, certain entities within the business will generate state taxable income. For the year ended December 31, 2010, the business expects to pay state income taxes of approximately $1.0 million.

The business has approximately $59.0 million of state NOL carryforwards. State NOL carryforwards are specific to the state in which the NOL was generated and various states impose limitations on the utilization of NOL carryforwards. Therefore, the business may incur state income tax liabilities in the near future, even if its consolidated state taxable income is less than $59.0 million.

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

Key Factors Affecting Operating Results

•	lower GA fuel volumes and essentially flat weighted average fuel margins;

•	higher interest expense related to interest rate swap break fee costs associated with prepayment of debt during 2009; partially offset by

•	lower compensation expense resulting from staff rationalization and decreased credit card fees stemming from lower jet fuel prices and lower activity levels.

Revenue and Gross Profit

Gross profit for 2009 declined compared with 2008 mainly due to lower volume of GA fuel sold. Fuel volumes declined 15.6% as compared with 2008. Weighted average margins, including into-plane sales, were essentially flat. Excluding the results from the Charter operations and Management Contracts business, which were sold in the second half of 2008, gross profit from other services (including hangar rentals, de-icing and miscellaneous services) decreased by 7.0% for the year, primarily due to lower hangar rentals resulting from lower transient traffic.

Gross profit for the quarter ended December 31, 2009 decreased by 6.5% compared with the fourth quarter of 2008 as a result of lower fuel volume, decreased weighted average fuel margin and weaker de-icing activities. Gross profit for the fourth quarter of 2009 is sequentially flat compared with the third quarter of 2009 as de-icing revenue, higher fuel volume and miscellaneous FBO services were offset by lower weighted average fuel margins resulting from customer mix. GA fuel volume increased 5.4% as compared with third quarter of 2009 as business jet traffic at Atlantic Aviation’s FBOs improved.

Aviation-Related Business:  Atlantic Aviation – (continued)

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses is primarily due to integration synergies and the implementation of cost reduction initiatives. These cost savings were offset by a $2.4 million increase in the bad debt reserve in the first quarter of 2009 due to the deterioration of the accounts receivables aging. Account receivables aging improved significantly since the first quarter of 2009.

Selling, general and administrative expenses for the quarter ended December 31, 2009 declined 6.5% compared with the fourth quarter of 2008 as a result of cost reduction initiatives. Operating cost sequentially increased by 4.2% reflecting typical seasonality of the business driven by increase utilities expense, repairs and maintenance expense and overtime expense related to snow removal.

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

Depreciation and Amortization

The decrease in depreciation and amortization expense was due to non-cash impairment charges of $30.8 million incurred in the first half of 2009 as compared with a non-cash cash impairment charge of $35.5 million in the fourth quarter of 2008.

Interest Expense, Net

Interest expense, net, primarily includes interest incurred on the business’ debt, amortization of deferred financing costs and non-cash losses on derivatives instruments. These items are summarized in the table below.

	Year Ended December 31,
	2009	2008	Change Favorable/(Unfavorable)
	$	$	$	%
	($ In Thousands)

Interest income	(89)	(576)	(487)	(84.5)
Interest paid on debt facility	57,213	62,622	5,409	8.6
Amortization of deferred financing costs	3,144	2,613	(531)	(20.3)
Non-cash losses on derivative instruments	13,722	—	(13,722)	NM
Less: capitalized interest	(1,061)	(1,692)	(631)	(37.3)
Total interest expense, net	72,929	62,967	(9,962)	(15.8)

NM — Not meaningful

Interest expense increased despite a reduction of $81.6 million of debt due to the payment of $8.8 million of swap termination fees paid during 2009.

Income Taxes

Income generated by Atlantic Aviation is included in our consolidated federal income tax return. The business files separate state income tax returns in more than 30 states in which it operates. The tax expense in

Aviation-Related Business:  Atlantic Aviation – (continued)

the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business.

While the business as a whole generated a current year federal income tax loss, certain entities within the business did generate state taxable income. The current state income tax expense in 2009 was approximately $1.0 million.

Liquidity and Capital Resources

Consolidated

Our primary cash requirements include normal operating expenses, debt service, debt principal payments, payments of dividends and maintenance capital expenditures. Our primary source of cash is operating activities, although we may borrow against existing credit facilities for growth capital expenditures, issue additional LLC interests or sell assets to generate cash.

We believe we achieved prudent levels of cash reserves at both our holding company and operating companies. In addition, our results of operations and balance sheet have improved sufficiently, along with improved capital market conditions, to give us confidence in our ability to refinance our debt on or before maturity. As a result, we expect to declare a quarterly cash dividend for the first quarter of 2011 of $0.20 per share to be paid during the second quarter of 2011. We currently expect to sustain this dividend for the foreseeable future.

In determining the amount of the dividend, we had expected to include certain funds from the cash flow of IMTT. Distribution of funds to us from IMTT is governed by the Shareholders’ Agreement between us and the co-investor that owns the remaining 50% stake. The co-investor has refused to vote in favor of distributing certain of these funds, and we believe that such a refusal violates the Shareholders’ Agreement. As a result, we have formally initiated the dispute resolution process in the Shareholders’ Agreement, and intend to proceed to arbitration with the co-investor if a satisfactory resolution cannot be reached within the timeframe prescribed in the Shareholders’ Agreement. Contingent upon the favorable outcome of the arbitration and the continued recovery of operating and capital market environments, we believe we could increase the quarterly dividend to as much as $0.375 per share.

The precise timing and amount of any future distribution will be based on the continued stable performance of the Company’s businesses and the economic conditions prevailing at the time of any authorization. Management believes that any distribution would be characterized as a dividend for tax purposes rather than as a return of capital.

We believe that our operating businesses will have sufficient liquidity and capital resources to meet future requirements, including servicing long-term debt obligations and making distribution payments. We base our assessment of the sufficiency of our liquidity and capital resources on the following assumptions:

•	our businesses and investments overall generate, and we expect will continue to generate, significant operating cash flow;

•	the ongoing maintenance capital expenditures associated with our businesses are readily funded from their respective operating cash flow or available financing;

•	all significant short-term growth capital expenditures will be funded with cash on hand or from committed undrawn credit facilities; and

•	we will be able to refinance, extend and/or repay the principal amount of maturing long-term debt on terms that can be supported by our businesses.

We have capitalized our businesses, in part, using project finance style debt. Project finance style debt is limited-recourse, floating rate, non-amortizing debt with a medium term maturity of between five and seven

Liquidity and Capital Resources:  Consolidated – (continued)

years, although the principal balance on the term loan debt at Atlantic Aviation is being prepaid using the excess cash generated by the business. At December 31, 2010, the average remaining maturity of the drawn balances of the primary debt facilities across all of our businesses, including our proportional interest in the revolving credit facility of IMTT, was approximately 3.6 years. In light of the improvement in the functioning of the credit markets generally, and the leverage and interest coverage ratios, we expect each of these businesses to successfully refinance their long-term debt on economically reasonable terms on or before maturity.

Until March 31, 2010, MIC Inc. had a revolving credit facility provided by various financial institutions, including entities within the Macquarie Group. The facility was repaid in full in December 2009 and no amounts were outstanding under the revolving credit facility as of December 31, 2009 or at the facility’s maturity on March 31, 2010. This facility was not renewed or replaced. We have no holding company debt.

The section below discusses the sources and uses of cash on a consolidated basis and for each of our businesses and investments. All inter-company activities such as corporate allocations, capital contributions to our businesses and distributions from our businesses have been excluded from the tables as these transactions are eliminated in consolidation.

COMMITMENTS AND CONTINGENCIES

The following table summarizes our future obligations, due by period, as of December 31, 2010, under our various contractual obligations and commitments. We had no off-balance sheet arrangement at that date or currently. The following information does not include IMTT, which is not consolidated.

	Payments Due by Period
	Total	Less than One Year	1–3 Years	3–5 Years	More than 5 Years
	($ In Thousands)

Long-term debt(1)	$1,138,884	$49,325	$290,405	$799,154	$—
Interest obligations	208,919	74,610	104,845	29,464	—
Capital lease obligations(2)	148	85	50	13	—
Notes payable	1,347	990	186	171	—
Operating lease obligations(3)	411,773	33,358	63,605	57,857	256,953
Time charter obligations(4)	1,880	768	1,112	—	—
Pension benefit obligations	24,894	2,136	4,746	4,883	13,129
Post-retirement benefit obligations	2,059	213	429	385	1,032
Other	533	417	116	—	—
Total contractual cash obligations(5)	$1,790,437	$161,902	$465,494	$891,927	$271,114

(1)	The long-term debt represents the consolidated principal obligations to various lenders. The debt facilities, which are obligations of the operating businesses and have maturities between 2013 and 2014, are subject to certain covenants, the violation of which could result in acceleration of the maturity dates.

(2)	Capital lease obligations are for the lease of certain transportation equipment. Such equipment could be subject to repossession upon violation of the terms of the lease agreements.

(3)	This represents the minimum annual rentals required to be paid under non-cancelable operating leases with terms in excess of one year.

(4)	The Gas Company currently has a time charter arrangement for the use of two barges for transporting liquefied petroleum gas between Oahu and its neighbor islands.

(5)	The above table does not reflect certain long-term obligations, such as deferred taxes, for which we are unable to estimate the period in which the obligation will be incurred.

Liquidity and Capital Resources:  Consolidated – (continued)

In addition to these commitments and contingencies, we typically incur capital expenditures on a regular basis to:

•	maintain our existing revenue-producing assets in good working order (“maintenance capital expenditures”); and

•	expand our existing revenue-producing assets or acquire new ones (“growth capital expenditures”).

See “Investing Activities” below for further discussion of capital expenditures.

We also have other contingencies, including pending threatened legal and administrative proceedings that are not reflected above as amounts at this time are not ascertainable. See “Legal Proceedings” in Part I, Item 3.

Our sources of cash to meet these obligations are as follows:

•	cash generated from our operations (see “Operating Activities” below);

•	sale of all or part of any of our businesses (see “Investing Activities” below);

•	refinancing our current credit facilities on or before maturity (see “Financing Activities” below); and

•	cash available from our undrawn credit facilities (see “Financing Activities” below).

Analysis of Consolidated Historical Cash Flows from Continuing Operations

	Year Ended December 31,
	2010	2009	2008	Change (From 2009 to 2010) Favorable/(Unfavorable)		Change (From 2008 to 2009) Favorable/(Unfavorable)
($ In Thousands)	$	$	$	$	%	$	%
Cash provided by operating activities	98,555	82,976	95,579	15,579	18.8	(12,603)	(13.2)
Cash used in investing activities	(24,774)	(516)	(56,716)	(24,258)	NM	56,200	99.1
Cash (used in) provided by financing activities	(76,528)	(117,818)	1,698	41,290	35.0	(119,516)	NM

NM — Not meaningful

Operating Activities

Consolidated cash provided by operating activities comprises primarily the cash from operations of the businesses we own, as described in each of the business discussions below. The cash flow from our consolidated business’ operations is partially offset by expenses paid at the holding company, including base management fees paid in cash, professional fees and interest incurred in the prior periods on any amounts drawn on our revolving credit facility.

The increase in consolidated cash provided by operating activities from 2009 to 2010 was primarily due to:

•	improved operating performance at Atlantic Aviation due to stable gross profit and cost savings;

•	lower interest paid on the reduced term loan balance for Atlantic Aviation and no interest paid on holding company debt;

•	a larger dividend received from IMTT; and

•	improved operating results at the consolidated energy-related businesses.

Liquidity and Capital Resources:  Consolidated – (continued)

The decrease in consolidated cash provided by operating activities from 2008 to 2009 was due primarily to:

•	lower operating performance at Atlantic Aviation; and

•	payment of interest rate swap breakage fees relating to the prepayment of the outstanding principal balance on Atlantic Aviation’s term loan debt; partially offset by

•	lower interest paid on the reduced term loan balance for Atlantic Aviation;

•	reduced levels of working capital, reflecting decreased activities combined with receivable collection efforts at Atlantic Aviation; and

•	improved operating results at The Gas Company.

Distributions from IMTT are reflected in our consolidated cash provided by operating activities only up to our 50% share of IMTT’s positive earnings. Amounts in excess of this, and any distributions when IMTT records a net loss, are reflected in our consolidated cash from investing activities as a return of investment in unconsolidated business. For 2010, $15.0 million in distributions were included in cash from operating activities compared with $7.0 million in 2009. In 2008, $1.3 million of the $28.0 million dividends received were included in cash from operating activities and $26.7 million were included in cash from investing activities.

We believe our operating activities overall provide a source of sustainable and stable cash flows over the long-term with the opportunity for future growth due to:

•	consistent customer demand driven by the basic nature of the services provided;

•	our strong competitive position due to factors including:

•	high initial development and construction costs;

•	difficulty in obtaining suitable land near many of our operations (for example, airports, waterfront near ports);

•	long-term concessions/contracts;

•	required government approvals, which may be difficult or time-consuming to obtain;

•	lack of cost-efficient alternatives to the services we provide in the foreseeable future; and

•	product/service pricing that we expect to generally keep pace with price changes due to factors including:

•	consistent demand;

•	limited alternatives;

•	contractual terms; and

•	regulatory rate setting.

Investing Activities

The increase in consolidated cash used in investing activities from 2009 to 2010 was primarily due to:

•	cash received from the sale of the noncontrolling stake in District Energy in 2009; and

•	higher capital expenditures at The Gas Company; partially offset by

•	lower capital expenditures at District Energy in 2010; and

•	cash received in 2010 from the PCAA bankruptcy estate for expenses paid on behalf of PCAA during its operations.

Liquidity and Capital Resources:  Consolidated – (continued)

The decrease in consolidated cash used in investing activities from 2008 to 2009 was primarily due to:

•	the absence of acquisition activity in 2009;

•	cash received from the sale of the noncontrolling stake in District Energy in 2009 compared with the sale of two small, non-core businesses at Atlantic Aviation in 2008;

•	lower capital expenditures at Atlantic Aviation and The Gas Company; partially offset by

•	cash retained by IMTT to fund growth capital expenditures during 2009; and

•	increase in capital expenditures at District Energy in 2009 for the expansion of a new plant.

The primary driver of cash used in investing activities in our consolidated cash flows has been acquisitions of businesses in new and existing segments, and the sale of the noncontrolling stake in District Energy. The other main driver is capital expenditures. Maintenance capital expenditures are generally funded by cash from operating activities and growth capital expenditures generally have been funded by drawing on our available credit facilities or by equity capital. We may fund maintenance capital expenditures from credit facilities or equity capital and growth capital expenditures from operating activities from time to time. We expect that our growth capital expenditures will generally be yield accretive once placed in service. Acquisitions of businesses are generally funded on a long-term basis through raising additional equity capital and/or project-financing style credit facilities. On December 28, 2009, with the cash received from the sale of the 49.99% noncontrolling interest in District Energy, and cash on hand, we paid off the outstanding principal balance of the facility.

In December 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (the “Act”) was signed. The Act provides for 100% bonus depreciation for certain fixed assets placed in service after September 8, 2010 and before January 1, 2012, and 50% bonus depreciation for certain fixed assets placed in service during 2012 for federal income tax purposes. Generally, states do not allow this bonus depreciation deduction in determining state taxable income. Importantly, Illinois and Louisiana, two states in which we have significant operations, do permit the use of bonus depreciation in calculating state taxable income. We will take into consideration the benefits of these accelerated depreciation provisions of the Act when evaluating our capital expenditure plans for 2011 and 2012.

Financing Activities

The decrease in consolidated cash used in financing activities from 2009 to 2010 was primarily due to:

•	higher debt repayment during 2009 at Atlantic Aviation; and

•	full repayment of the MIC Inc. revolving credit facility during 2009; partially offset by

•	debt draw downs at District Energy and The Gas Company to fund capital expenditures during 2009;

•	full repayment on The Gas Company working capital facility during 2010; and

•	distributions paid to the noncontrolling interest at District Energy.

The increase in consolidated cash used in financing activities from 2008 to 2009 was primarily due to:

•	debt repayment during 2009 at Atlantic Aviation;

•	debt draw downs in 2008, primarily against the MIC Inc. revolving credit facility, to fund acquisitions; and

•	full repayment of the MIC Inc. revolving credit facility; partially offset by

•	the suspension of distributions to shareholders in 2009; and

•	the increase in debt draw downs at District Energy to fund capital expenditures.

Liquidity and Capital Resources:  Consolidated – (continued)

The primary drivers of cash provided by financing activities are equity offerings, debt financing of acquisitions and capital expenditures, the subsequent refinancing of our businesses and the repayment of the outstanding principal balance on maturing debt. A smaller portion of cash provided by financing activities relates to principal payments on capital leases.

For 2011, we expect to apply substantially all excess cash flows from Atlantic Aviation to prepay the debt principal under the amended terms of the credit facility. Actual prepayment amounts through the maturity of the facility will depend on the operating performance of the business.

Our businesses are capitalized with a mix of equity and project-financing style debt. We believe we can prudently maintain relatively high levels of leverage due to the generally sustainable and stable long-term cash flows our businesses have provided in the past and which we currently expect to continue in the future as discussed above. Our project finance debt is non-amortizing and we expect to be able to refinance the outstanding balances of the term loan on or before maturity, except at Atlantic Aviation, where all excess cash flow from the business is being used to prepay the outstanding principal balance of the term loan. Similarly, excess cash flow generated at District Energy will be applied toward the principal balance of the term loan during the last two years before maturity. The majority of our businesses also maintain revolving capital expenditure and/or working capital facilities.

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

	Year Ended December 31,
	2010	2009	2008	Change (From 2009 to 2010) Favorable/(Unfavorable)		Change (From 2008 to 2009) Favorable/(Unfavorable)
($ In Thousands)	$	$	$	$	%	$	%
Cash provided by operating activities	196,187	133,382	94,087	62,805	47.1	39,295	41.8
Cash used in investing activities	(168,084)	(141,216)	(166,640)	(26,868)	(19.0)	25,424	15.3
Cash (used in) provided by financing activities	(20,249)	6,262	71,815	(26,511)	NM	(65,553)	(91.3)

NM — Not meaningful

Operating Activities

Cash provided by operating activities at IMTT is generated primarily from storage rentals and ancillary services that are billed monthly and paid on various terms. Cash used in operating activities is mainly for payroll and benefits costs, maintenance and repair of fixed assets, utilities and professional services, interest payments and payments to tax jurisdictions. Cash provided by operating activities increased primarily due to cash received from customers in connection with the oil spill in the Gulf of Mexico and improved terminal operating results.

Cash provided by operating activities in 2009 increased primarily due to the collection of accounts receivable outstanding at 2008 and improved operating results, partially offset by an increase in cash interest paid.

Energy-Related Businesses:  IMTT – (continued)

Investing Activities

Cash used in investing activities primarily relates to capital expenditures and an investment in a tax-exempt bond escrow in 2010.

The increase in cash used in investing activities was primarily due to the tax-exempt bond escrow, partially offset by lower capital expenditures in 2010 as compared with 2009. Total capital expenditures decreased from $137.0 million in 2009 to $107.8 million in 2010 primarily reflecting a reduction in growth capital expenditures, partially offset by an increase in maintenance capital expenditures.

Capital expenditures decreased from $221.7 million in 2008 to $137.0 million in 2009, reflecting a reduction in growth capital expenditures as projects were completed. Maintenance capital expenditures also decreased in the same period, resulting from reduced levels of tank inspections and repairs and remediation work at the Bayonne facility. However, cash used in investing activities in 2008 was offset by $55.5 million of proceeds received from the sale of GO Zone Bond investments, which did not recur in 2009.

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

During the years ended December 31, 2010, 2009 and 2008, IMTT incurred $45.0 million, $40.0 million and $42.7 million, respectively, on maintenance capital expenditures, including (i) $37.5 million, $36.0 million and $35.4 million, respectively, principally in relation to refurbishments of tanks, docks and other infrastructure and (ii) $7.5 million, $4.0 million and $7.3 million, respectively, on environmental capital expenditures, principally in relation to improvements in containment measures and remediation.

For the full-year 2011, IMTT expects to spend approximately $55.0 million on maintenance capital expenditures. IMTT anticipates that maintenance capital expenditures will remain at elevated levels through 2014.

Growth Capital Expenditure

During 2010, IMTT incurred growth capital expenditures of $65.8 million. This compares to growth capital expenditures incurred of $82.6 million and $187.6 million for 2009 and 2008, respectively.

The 2010 expenditure included the completion of the majority of projects for the construction or refurbishment of barrels of storage that had been previously announced. In total, the projects outstanding at December 31, 2009 cost $94.2 million and added 2.2 million barrels of storage which are expected to contribute $19.2 million to gross profit and EBITDA on an annualized basis. These projects were commissioned at various points in 2010 and contributed $12.2 million to the 2010 results.

During 2010, IMTT committed to construct or refurbish 2.9 million barrels of storage. These projects are expected to cost $125.0 million in total and contribute $21.4 million to gross profit and EBITDA on an annualized basis. The projects are expected to be commissioned during 2011 and early 2012. At December 31, 2010, $100.2 million of the $125.0 million remained to be spent.

In addition, IMTT is engaged in the construction or upgrade of storage related infrastructure. During 2010, IMTT spent $25.6 million on infrastructure projects with $11.2 million remaining to be spent.

In December 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (the “Act”) was signed. The Act provides for 100% bonus depreciation for certain fixed assets placed in service after September 8, 2010 and before January 1, 2012, and 50% bonus depreciation for certain fixed assets placed in service during 2012 for federal income tax purposes. Generally, states do not allow this bonus

Energy-Related Businesses:  IMTT – (continued)

depreciation deduction in determining state taxable income. Importantly, Louisiana, in which IMTT has significant operations, does permit the use of bonus depreciation in calculating state taxable income. IMTT will take into consideration the benefits of these accelerated depreciation provisions of the Act when evaluating its capital expenditure plans for 2011 and 2012.

Financing Activities

Cash flows from financing activities decreased primarily due to net debt repayments in 2010 as compared with net borrowings in 2009 and increased distributions to its shareholders. During 2010, IMTT made $15.0 million of distributions to each of its shareholders, compared with $7.0 million to each of its shareholders in 2009. Cash flows provided by financing activities decreased from 2008 to 2009 primarily due to decreases in debt draw downs on the revolving credit facility, offset by the Regions term loan used to fund growth capital expenditures, lower dividend payments and the repayment of shareholder loans in 2009.

At December 31, 2010, the outstanding balance on IMTT’s debt facilities, excluding capitalized leases, consisted of $98.2 million in revolving credit facilities, $336.3 million in letter of credit backed tax exempt bonds, $190.0 million in bank owned tax exempt bonds and $31.3 million in shareholder loans. The weighted average interest rate of the outstanding debt facilities, including any interest rate swaps and fees associated with outstanding letters of credit is 4.84%. Cash interest paid was $34.1 million, $29.0 million and $25.7 million for 2010, 2009 and 2008, respectively.

The following tables summarize the key terms of IMTT’s senior debt facilities as of December 31, 2010.

Revolving Credit Facility

On June 7, 2007, IMTT entered into a Revolving Credit Agreement with Suntrust Bank, Citibank N.A., Regions Bank, Rabobank Nederland, Branch Banking & Trust Co., DNB NOR Bank ASA, Bank of America N.A., BNP Paribas, Bank of Montreal, The Royal Bank of Scotland PLC, Mizuho Corporate Bank Ltd. and eight other banks establishing a $600.0 million U.S. dollar denominated revolving credit facility and a $25.0 million equivalent Canadian dollar revolving credit facility. The Agreement also allowed for an increase in the U.S. dollar denominated revolving credit facility of up to $300.0 million on the same terms at the election of IMTT. No increased commitments were sought from the lenders.

On June 18, 2010, IMTT amended its revolving credit facility. The amendment increased the size of the facility from $625.0 million to $1.1 billion and extended the maturity on $970.0 million by two years from June 7, 2012 to June 7, 2014, with the remaining $130.0 million maturing on June 7, 2012. The facility was used to fully repay the $30.0 million Regions Term Loan as well as the $65.0 million DNB Term Loan in full. Subsequently, an additional $55.0 million has been extended to June 7, 2014. The facility is guaranteed by IMTT’s key operating subsidiaries.

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

The revolving credit facilities have been used primarily to fund IMTT’s growth capital expenditures in the U.S. and Canada. The terms of IMTT’s U.S. dollar and Canadian dollar denominated revolving credit facilities are summarized in the table below.

Energy-Related Businesses:  IMTT – (continued)

	USD Revolving Credit Facility — Extended	USD Revolving Credit Facility — Non Extended	USD DNB Nor Loans	CAD Revolving Credit Facility — Extended
Total Committed Amount	$930.0 million	$75.0 million	$65.0 million	$30.0 million
Maturity	June 7, 2014	June 7, 2012	December 31, 2012 (at which time it converts to USD Revolving Credit Facility – Extended)	June 7, 2014

Amortization	Revolving, payable at maturity	Revolving, payable at maturity	Term loan, payable at maturity	Revolving, payable at maturity

Interest Rate	Floating at LIBOR plus a margin based on the ratio of Debt to adjusted EBITDA of IMTT and its affiliates as follows:	Floating at LIBOR plus a margin based on the ratio of Debt to adjusted EBITDA of IMTT and its affiliates as follows:	Floating at LIBOR plus 1.0% through December 2012, thereafter per the terms of the USD Revolving Credit Facility	Floating at Bankers’ Acceptances (BA) Rate plus a margin based on the ratio of Debt to adjusted EBITDA of IMTT and its affiliates, as follows:
	< 2.0x L+1.50%	< 2.0x L+0.55%		< 2.0x BA+1.50%
	< 2.5x L+1.75%	< 2.5x L+0.70%		< 2.5x BA+1.75%
	< 3.0x L+2.00%	< 3.0x L+0.85%		< 3.0x BA+2.00%
	< 3.75x L+2.25%	< 3.75x L+1.00%		< 3.75x BA+2.25%
	< 4.0x L+2.50%	< 4.0x L+1.25%		< 4.0x BA+2.50%
	> = 4.0x L+2.75%	> = 4.0x L+1.50%		> = 4.0x BA+2.75%
Commitment Fees	A percentage of undrawn committed amounts based on the ratio of Debt to adjusted EBITDA of IMTT and its affiliates, as follows:	A percentage of undrawn committed amounts based on the ratio of Debt to adjusted EBITDA of IMTT and its affiliates, as follows:	N/A	A percentage of undrawn committed amounts based on the ratio of Debt to adjusted EBITDA of IMTT and its affiliates, as follows:
	< 2.0x 0.250%	< 2.0x 0.125%		< 2.0x 0.250%
	< 2.5x 0.250%	< 2.5x 0.150%		< 2.5x 0.250%
	< 3.0x 0.250%	< 3.0x 0.175%		< 3.0x 0.250%
	< 3.75x 0.375%	< 3.75x 0.200%		< 3.75x 0.375%
	< 4.0x 0.375%	< 4.0x 0.250%		< 4.0x 0.375%
	> = 4.0x 0.500%	> = 4.0x 0.250%		> = 4.0x 0.500%
Restrictions on Payments of Dividends	None, provided no default as a result of payment	None, provided no default as a result of payment	None, provided no default as a result of payment	None, provided no default as a result of payment

The Revolving Credit Facility is unsecured except for a pledge of 65% of shares in IMTT’s two Canadian affiliates.

Each of the above components of IMTT’s Revolving Credit Facility includes a covenant limiting the Debt to EBITDA ratio to a maximum of 4.75x. At December 31, 2010, IMTT’s Debt to EBITDA ratio was 2.36x. IMTT’s Revolving Credit Facility is also limited by a minimum Interest Coverage Ratio of 3.0x. At December 31, 2010, IMTT’s Interest Coverage Ratio was 7.82x.

Of the $449.0 million outstanding balance against the revolving credit facility, IMTT had drawn $98.2 million in cash and issued $350.8 million in letters of credit primarily backing tax-exempt GO Zone bonds and NJEDA bonds.

To partially hedge the interest rate risk associated with IMTT’s current floating rate borrowings under the revolving credit agreement, IMTT entered into a 10 year fixed quarterly LIBOR swap, maturing in March 2017, with a notional amount of $135.0 million as of December 31, 2010 increasing to $200.0 million by December 31, 2012, at a fixed rate of 5.507%.

Energy-Related Businesses:  IMTT – (continued)

IMTT has also entered into a $52.0 million, 6.29% fixed vs. LIBOR interest rate swap expiring December, 2012.

Gulf Opportunity Zone Bonds (“GO Zone Bonds”)

In August, November and December of 2010, IMTT closed on $85.0 million, $100.0 million and $90.0 million of additional GO Zone Bonds, respectively. Proceeds were/will be used to reimburse IMTT for qualified project costs and/or fund future projects.

IMTT sold $190.0 million of the additional GO Zone Bonds issued in 2010 to banking institutions. This issuance does not need to be backed by a letter of credit and will incur a lower interest rate, equal to 68% of 30 day LIBOR plus 65% of the applicable margin (per the revolving credit agreement).

The $300.0 million of GO Zone Bonds that were not sold to banking institutions are required to be supported at all times by bank letters of credit issued under the revolving credit facility.

The key terms of the GO Zone Bonds issued are summarized in the table below:

Facility Term	Gulf Opportunity Zone Bonds I	Gulf Opportunity Zone Bonds II	Gulf Opportunity Zone Bonds III	Gulf Opportunity Zone Bonds IV
Amount outstanding as of December 31, 2010	$215.0 million	$85.0 million	$100.0 million	$90.0 million

Maturity	July 2043	August 2046	December 2040	December 2040

Amortization	Payable at maturity	Payable at maturity	Payable at maturity. Monthly amortization beginning July 2011 and mandatory tender for purchase by the company five years after issuance.	Payable at maturity. Monthly amortization beginning July 2011 and mandatory tender for purchase by the company five years after issuance.

Interest Rate	Floating at tax exempt bond weekly tender rates	Floating at tax exempt bond weekly tender rates	Monthly at 68% of 1-month LIBOR plus 65% of LIBOR margin under Revolving Credit Agreement	Monthly at 68% of 1-month LIBOR plus 65% of LIBOR margin under Revolving Credit Agreement

Security	Secured (required to be supported at all times by bank letter of credit issued under the revolving credit facility)	Secured (required to be supported at all times by bank letter of credit issued under the revolving credit facility)	Unsecured	Unsecured

Financial Covenants (applicable to IMTT’s key operating subsidiaries on a combined basis)	None	None	Same as Revolving Credit Facility	Same as Revolving Credit Facility

Restrictions on Payments of Dividends	None, provided no default as a result of payment	None, provided no default as a result of payment	None, provided no default as a result of payment	None, provided no default as a result of payment

Interest Rate Hedging	Hedged through June 2017 with $215.0 million at 3.662% fixed vs. 67% of monthly LIBOR interest rate swap	None	None	None

Energy-Related Businesses:  IMTT – (continued)

New Jersey Economic Development Authority Bonds (“NJEDA Bonds”)

The key terms of the NJEDA Bonds issued are summarized in the table below:

Facility Term	New Jersey Economic Development Authority Dock Facility Revenue Refund Bonds	New Jersey Economic Development Authority Variable-Rate Demand Revenue Refunding Bond
Amount outstanding as of December 31, 2010	$30.0 million	$6.3 million

Maturity	December 2027	December 2021

Amortization	Payable at maturity	Payable at maturity

Interest Rate	Floating at tax exempt bond daily tender rates	Floating at tax exempt bond daily tender rates

Security	Secured (required to be supported at all times by bank letter of credit issued under the revolving credit facility)	Secured (required to be supported at all times by bank letter of credit issued under the revolving credit facility)

Financial Covenants (applicable to IMTT’s operating subsidiaries on a combined basis)	None	None

Restrictions on Payments of Dividends	None, provided no default as a result of payment	None, provided no default as a result of payment

Interest Rate Hedging	Hedged through November, 2012 with $30.0 million at 3.41% fixed vs.67% of LIBOR interest rate swap	Hedged through November, 2012 with $6.3 million at 3.41% fixed vs. 67% of LIBOR interest rate swap

In addition to the debt facilities discussed above, IMTT Holdings Inc. received loans from its shareholders other than MIC from 2006 to 2008. The shareholder loans have a fixed interest rate of 5.5% and will be repaid over 15 years by IMTT Holdings Inc. with equal quarterly amortization that commenced March 31, 2008. Shareholder loans of $31.3 million were outstanding as of December 31, 2010.

The Gas Company

	Year Ended December 31,
	2010	2009	2008	Change (From 2009 to 2010) Favorable/(Unfavorable)		Change (From 2008 to 2009) Favorable/(Unfavorable)
($ In Thousands)	$	$	$	$	%	$	%
Cash provided by operating activities	29,331	25,560	27,078	3,771	14.8	(1,518)	(5.6)
Cash used in investing activities	(10,549)	(7,105)	(9,424)	(3,444)	(48.5)	2,319	24.6
Cash (used in) provided by financing activities	(19,000)	10,000	2,000	(29,000)	NM	8,000	NM

NM — Not meaningful

Energy-Related Businesses:  The Gas Company – (continued)

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

The increase from 2009 to 2010 was primarily due to improved operating results and lower cash pension payments in 2010 as compared with 2009, partially offset by an increased dollar value of inventory held at December 31, 2010 due to higher input prices.

The decrease from 2008 to 2009 was primarily due to higher cash pension payments and the exhaustion in 2008 of the escrow account established at acquisition, partially offset by improved operating results.

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

The following table sets forth information about capital expenditures in The Gas Company:

	Maintenance	Growth
2008	$5.8 million	$3.9 million
2009	$3.3 million	$4.1 million
2010	$5.3 million	$5.5 million
2011 projected	$7.6 million	$6.0 million
Commitments at December 31, 2010	$1.7 million	$ 276,000

The business expects to fund its total 2011 capital expenditures primarily from cash from operating activities and available debt facilities. Capital expenditures for 2011 are expected to be higher than 2010 due to completion of the renewable feedstock project, required pipeline maintenance and inspection projects related to the integrity management program due by 2012 and expansion of storage facilities.

Capital expenditures in 2010 were higher than previous years due to required pipeline maintenance and inspection projects and the renewable feedstock project at the SNG plant. Capital expenditures in 2009 were lower than 2008 primarily due to the deferral of several large projects primarily related to the repair and upgrade of the transmission pipeline near the SNG plant and improvements to the backup utility propane system completed in 2008.

Commitments at December 31, 2010 include renewable feedstock project and pipeline maintenance and inspection projects.

Energy-Related Businesses:  The Gas Company – (continued)

Financing Activities

The main drivers for cash from financing activities are debt financings for capital expenditures and the repayment of outstanding credit facilities. At December 31, 2010, the outstanding balance on the business’ debt facilities consisted of $160.0 million in term loan facility borrowings. In 2010, the business repaid $19.0 million of its capital expenditure facility borrowings and no amount was outstanding at December 31, 2010.

The Gas Company has interest rate swaps hedging 100% of the interest rate exposure under the two $80.0 million term loan facilities that effectively fix the interest rate at 4.8375% (excluding the margin). In March 2009, The Gas Company entered into an interest rate basis swap agreement with its existing debt and swap counterparties. The basis swap, which reduced the weighted average annual interest rate on the business’ primary debt facilities by approximately 24.75 basis points, expired in March 2010. The resulting weighted average interest rate of the outstanding debt facilities, including any interest rate swaps at December 31, 2010, was 5.34%. The business paid $8.6 million, $8.5 million and $8.8 million in interest expense related to its debt facilities during 2010, 2009 and 2008, respectively.

The Gas Company also has an uncommitted unsecured short-term borrowing facility of $7.5 million that was renewed during the second quarter of 2010. This credit line bears interest at the lending bank’s quoted rate or prime rate. The facility is available for working capital needs. No amount was outstanding for this facility at December 31, 2010.

The change from 2009 to 2010 was due to the repayment of the capital expenditure facility of $19.0 million during 2010 compared with draw down of $10.0 million in 2009. The change from 2008 to 2009 was primarily due to the timing of borrowings to fund capital expenditures.

Additionally, the HPUC requires the consolidated debt to total capital for HGC Holdings not to exceed 65% and $20.0 million to be readily available in cash resources at The Gas Company, HGC Holdings or MIC. At December 31, 2010, the debt to total capital ratio was 58.0% and $20.0 million in cash resources was readily available.

The facilities include events of default, representations and warranties and other covenants that are customary for facilities of this type. A change of control will occur if the Macquarie Group, or any fund or entity managed by the Macquarie Group, fails to control majority of the respective borrowers. Material terms of the credit facilities are summarized below:

Facility Terms	Holding Company Debt	Operating Company Debt
Borrowers	HGC	The Gas Company, LLC

Facilities	$80.0 million Term Loan (fully drawn at December 31, 2010 and 2009)	$80.0 million Term Loan (fully drawn at December 31, 2010 and 2009)	$20.0 million Revolver (no amount drawn at December 31, 2010 and $19.0 million drawn at December 31, 2009)

Collateral	First priority security interest on HGC’s assets and equity interests	First priority security interest on The Gas Company’s assets and equity interests

Maturity	June, 2013	June, 2013	June, 2013

Amortization	Payable at maturity	Payable at maturity	Payable at maturity for utility capital expenditures

Energy-Related Businesses:  The Gas Company – (continued)

Facility Terms	Holding Company Debt	Operating Company Debt
Interest Rate: Years 1–5	LIBOR plus 0.60%	LIBOR plus 0.40%	LIBOR plus 0.40%

Commitment Fees: Years 1–5	—	—	0.14% on undrawn portion

Interest Rate: Years 6–7	LIBOR plus 0.70%	LIBOR plus 0.50%	LIBOR plus 0.50%

Commitment Fees: Years 6–7	—	—	0.18% on undrawn portion

Distributions Lock-Up Test	—	12 mo. look-forward and 12 mo. look-backward adjusted EBITDA/interest <3.5x (at December 31, 2010: 7.7x and 7.4x, respectively)	—

Mandatory Prepayments	—	12 mo. look-forward and 12 mo. look-backward adjusted EBITDA/interest <3.5x for 3 consecutive quarters	—

Events of Default Financial Triggers	—	12 mo. look-backward adjusted EBITDA/interest <2.5x	12 mo. look-backward adjusted EBITDA/interest <2.5x

District Energy

	Year Ended December 31,
	2010	2009	2008	Change (From 2009 to 2010) Favorable/(Unfavorable)		Change (From 2008 to 2009) Favorable/(Unfavorable)
($ In Thousands)	$	$	$	$	%	$	%
Cash provided by operating activities	14,959	14,448	17,766	511	3.5	(3,318)	(18.7)
Cash used in investing activities	(4,479)	(12,095)	(5,378)	7,616	63.0	(6,717)	(124.9)
Cash (used in) provided by financing activities	(469)	17,917	986	(18,386)	(102.6)	16,931	NM

NM — Not meaningful

Operating Activities

Cash provided by operating activities is primarily driven by customer receipts for services provided and leased equipment payments received (including non-revenue lease principal). Cash used in operating activities is driven by the timing of payments for electricity, vendor services or supplies and the payment of payroll and benefit costs. The increase in cash provided by operating activities from 2009 to 2010 was primarily due to improved operating results.

Non-revenue lease principal is the principal portion of lease payments received from equipment leases with various customers. This cash inflow is not included in EBITDA, as there is no impact to income, but an adjustment to calculate cash from operating activities. Non-revenue lease principal, net of the cash payments

Energy-Related Businesses:  District Energy – (continued)

made to noncontrolling interests, was $2.8 million, $2.8 million and $2.5 million in 2010, 2009 and 2008, respectively.

The decline in cash provided by operating activities from 2008 to 2009 was primarily due to new customer reimbursements received in 2008 for costs to connect to the business’ system, the timing of payments to vendors in 2009 compared with 2008 and a one-time capacity paydown from a customer in 2008. Excluding these payments, the cash contribution from ongoing operations was relatively flat period over period.

As provided in the agreement between MIC and John Hancock, the owners of the noncontrolling interest of District Energy (collectively, the “members”), all “available cash” will be distributed pro rata to the members on a quarterly basis. “Available cash” is calculated as cash from operating activities plus cash from investing activities (excluding debt funded capital expenditures, and acquisitions net of cash) plus net debt proceeds minus distributions paid to minority shareholders of the Nevada district energy business. The distribution of available cash may be reduced to comply with any contractual or legal limitations, including restrictions on distributions contained in the business’ credit facility, and to provide for reserves for working capital requirements.

Investing Activities

Cash used in investing activities mainly comprises capital expenditures, which are generally funded by drawing on available facilities. Cash used in investing activities in 2010, 2009 and 2008 primarily funded growth capital expenditures for new customer connections and plant expansion.

Maintenance Capital Expenditure

The business expects to spend approximately $1.0 million per year on capital expenditures relating to the replacement of parts, system reliability, customer service improvements and minor system modifications. Maintenance capital expenditures will be funded from available facilities and cash from operating activities. These expenditures were higher in 2010 due to the timing of spend on ordinary course maintenance projects.

Growth Capital Expenditure

District Energy signed contracts with three additional customers and committed to spend $1.3 million on interconnection, of which it had spent $300,000 during 2010. Of the net $1.0 million remaining to be spent, the business anticipates it will receive reimbursements from customers of approximately $755,000. These additional customers are expected to contribute $460,000 to gross profit and EBITDA on an annualized basis.

The business continues to actively market to new potential customers. New customers will typically reimburse the business for a substantial portion of expenditures related to connecting them to the business’ system, thereby reducing the impact of this element of capital expenditure.

The following table sets forth information about District Energy’s capital expenditures:

	Maintenance		Growth
2008	$987,000		$4.4	million
2009	$875,000		$11.2	million
2010	$1.1	million	$407,000
2011 projected	$1.0	million	$245,000
Commitments at December 31, 2010	$58,000		$131,000

In 2009, District Energy incurred capital expenditures related to the Chicago plant renovation and expansion in addition to connecting new customers to its district cooling system. This resulted in higher growth capital expenditures in 2009 as compared with both 2010 and 2008.

Energy-Related Businesses:  District Energy – (continued)

In early 2009, District Energy’s Las Vegas operation began providing service to a new customer building. This new customer began receiving full service in February 2010 and is expected to contribute approximately $300,000 per year to gross profit and EBITDA. This service required a $3.0 million system expansion of the Las Vegas facility, of which $300,000 was funded through a capital contribution from the noncontrolling interest shareholder of District Energy’s Las Vegas operation during 2010 (see “Financing Activities” below).

Financing Activities

At December 31, 2010, the outstanding balance on the business’ debt facilities consisted of $170.0 million in term loan facilities.

In March 2009, District Energy entered into an interest rate basis swap agreement with its existing debt and swap counterparties. The basis swap, which reduced the weighted average annual interest rate on the business’ primary debt facility by approximately 24.75 basis points, expired in March 2010. The resulting weighted average interest rate of the outstanding debt facilities, including any interest rate swaps and fees associated with outstanding letters of credit at December 31, 2010, was 5.51%. Cash interest paid was $9.8 million, $9.5 million and $9.5 million for 2010, 2009 and 2008, respectively.

To hedge the interest commitments under the term loan, District Energy entered into interest rate swaps fixing 100% of the term loan at 5.074% (excluding the margin).

The decrease in cash provided by financing activities from 2009 to 2010 was primarily due to decreased borrowings under the business’ credit facility to finance growth and maintenance capital expenditures, partially offset by a $300,000 capital contribution from the noncontrolling interest shareholder of District Energy’s Las Vegas operations (as discussed above in “Investing Activities”).

The increase in cash provided by financing activities from 2008 to 2009 was primarily due to $18.5 million of borrowings on the business’ credit facility in 2009 to finance growth and maintenance capital expenditures.

Material terms of the facility are presented below:

Facility Terms
Borrower	Macquarie District Energy LLC, or MDE

Facilities	• $150.0 million term loan facility (fully drawn at December 31, 2010 and 2009)
• $20.0 million capital expenditure loan facility (fully drawn at December 31, 2010 and 2009)
• $18.5 million revolving loan facility and letter of credit ($7.1 million utilized at December 31, 2010 and 2009 for letters of credit)

Amortization	Payable at maturity

Interest Type	Floating

Interest rate and fees	• Interest rate:
• LIBOR plus 1.175% or
• Base Rate (for capital expenditure loan and revolving loan facilities only): 0.5% above the greater of the prime rate or the federal funds rate
• Commitment fee: 0.35% on the undrawn portion.

Maturity	September, 2014 for the term loan and capital expenditure facilties; September, 2012 for the revolving loan facility

Energy-Related Businesses:  District Energy – (continued)

Facility Terms

Mandatory prepayment	• With net proceeds that exceed $1.0 million from the sale of assets not used for replacement assets:
• With insurance proceeds that exceed $1.0 million not used to repair, restore or replace assets;
• In the event of a change of control;
• In years 6 and 7, with 100% of excess cash flow applied to repay the term loan and capital expenditure loan facilities;
• With net proceeds from equity and certain debt issuances; and
Mandatory prepayment (continued)
• With net proceeds that exceed $1.0 million in a fiscal year from contract terminations that are not reinvested.

Distribution covenant	Distributions permitted if the following conditions are met:
• Backward interest coverage ratio greater than 1.5x (at December 31, 2010: 2.2x);
• Leverage ratio (funds from operations to net debt) for the previous 12 months equal to or greater than 6.0% (at December 31, 2010: 8.8%);

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

The facility includes events of default, representations and warranties and other covenants that are customary for facilities of this type. A change of control will occur if the Macquarie Group, or any fund or entity managed by the Macquarie Group, fails to control a majority of the Borrower.

Aviation-Related Business

Atlantic Aviation

	Year Ended December 31,
	2010	2009	2008	Change (From 2009 to 2010) Favorable/(Unfavorable)		Change (From 2008 to 2009) Favorable/(Unfavorable)
($ In Thousands)	$	$	$	$	%	$	%
Cash provided by operating activities	54,035	50,930	73,128	3,105	6.1	(22,198)	(30.4)
Cash used in investing activities	(10,346)	(10,817)	(68,002)	471	4.4	57,185	84.1
Cash (used in) provided by financing activities(1)	(52,424)	(76,736)	27,069	24,312	31.7	(103,805)	NM

NM — Not meaningful

(1)	During the first quarter of 2009, we provided Atlantic Aviation with a capital contribution of $50.0 million to pay down $44.6 million of debt. The remainder of the capital contribution was used to pay interest rate swap breakage fees and expenses. This contribution has been excluded from the above table as it is eliminated on consolidation.

Aviation-Related Business:  Atlantic Aviation – (continued)

Operating Activities

Operating cash at Atlantic Aviation is generated from sales transactions primarily paid by credit cards. Some customers have extended payment terms and are billed accordingly. Cash is used in operating activities mainly for payments to vendors of fuel, aircraft services and professional services, as well as payroll costs and payments to tax jurisdictions.

Cash provided by operating activities increased from 2009 to 2010 mainly due to:

•	improved operating results; and

•	reduced interest expense from lower debt levels, partially offset by

•	higher level of collection of accounts receivable in 2009 compared with 2010.

Cash provided by operating activities decreased from 2008 to 2009 mainly due to:

•	a decline in gross profit resulting from the decrease in volume of fuel sold; and

•	payment of interest rate swap breakage fees associated with the prepayment of the term loan debt; partially offset by

•	reduced interest expense, other than swap breakage fees, from lower debt levels; and

•	collection of aged accounts receivable.

Investing Activities

Cash used in investing activities relates primarily to capital expenditures. Cash used in investing activities was flat from 2009 to 2010. The decrease in cash used in investing activity from 2008 to 2009 was primarily due to the SevenBar acquisition in March 2008 and lower capital expenditures by the business.

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

The following table sets forth information about capital expenditures in Atlantic Aviation:

	Maintenance		Growth
2008	$7.7	million	$26.8	million
2009	$4.5	million	$6.3	million
2010	$6.8	million	$3.6	million
2011 projected	$12.1	million	$7.6	million
Commitments at December 31, 2010	$196,000		$902,000

Growth capital expenditures incurred in 2010 primarily reflects the ongoing construction costs of a new FBO at Will Rogers Airport in Oklahoma City. The decrease in growth capital expenditures from 2009 to 2010 was primarily related to the completion of a terminal and ramp project in Nashville, Tennessee during 2009. Growth capital expenditures declined from 2008 to 2009 since various major projects were completed in

Aviation-Related Business:  Atlantic Aviation – (continued)

2008. These include the construction of a new hangar at the San Jose FBO and a ramp repair and extension at the Teterboro location that were completed in 2008. Growth capital expenditures in 2011 includes the completion of the FBO at Oklahoma City, construction of a hangar at Atlanta Peachtree and the construction of a new fuel farm at El Paso.

Maintenance capital expenditures increased in 2010 as Atlantic Aviation upgraded FBO facilities at a number of locations. The decreases in maintenance capital expenditures from 2008 to 2009 was primarily due to the deferral of maintenance capital expenditures in response to the overall soft economy. The increase from 2010 to 2011 reflects a specific project at LAX FBO, as well as a return to historical levels of maintenance capital expenditures.

In December 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (the “Act”) was signed. The Act provides for 100% bonus depreciation for certain fixed assets placed in service after September 8, 2010 and before January 1, 2012, and 50% bonus depreciation for certain fixed assets placed in service during 2012 for federal income tax purposes. Generally, states do not allow this bonus depreciation deduction in determining state taxable income. The business will take into consideration the benefits of these accelerated depreciation provisions of the Act when evaluating its capital expenditure plans for 2011 and 2012.

Financing Activities

At December 31, 2010, the outstanding balance on Atlantic’s debt facilities consisted of $763.3 million in term loan facility borrowings, which is 100% hedged with interest rate swaps, and $45.4 million in capital expenditure facility borrowings. In March 2009, Atlantic Aviation entered into an interest rate basis swap agreement with its existing debt and swap counterparties. The basis swap, which reduced the weighted average annual interest rate on the business’ primary debt facility by approximately 19.50 basis points, expired in March 2010. The resulting weighted average interest rate on the term loan was 6.79%. The interest rate applicable on the capital expenditure facility is the three-month U.S. Libor plus a margin of 1.60%. For 2010, 2009 and 2008, the business paid approximately $54.6 million, $57.2 million and $62.6 million, respectively, in interest expense, excluding interest rate swap breakage fees, related to its debt facilities.

In addition to the debt facilities described above, Atlantic Aviation raised a $3.5 million stand-alone debt facility to partially fund the construction of a new FBO at Oklahoma City Will Rogers Airport. At December 31, 2010, the outstanding balance on the stand-alone facility was $141,000.

The decrease in cash used in financing activities is primarily due to a larger debt prepayment in the first half of 2009. During 2010 and 2009, the business pre-paid $55.0 million and $81.6 million, respectively, of debt principal. The decrease in cash provided by financing activities from 2008 to 2009 was primarily due to the debt prepayment made in 2009.

In February 2011, the business prepaid $14.5 million of term loan principal and incurred $1.1 million in swap breakage fees. As a result of this prepayment, the proforma leverage ratio would decrease to 6.79x based upon the trailing twelve months December 31, 2010 EBITDA, as calculated under the facility. The maximum permitted debt-to-EBITDA ratio drops to 7.50x on March 31, 2011. The business expects to remain in compliance with the maximum leverage covenant through the maturity of its debt facilities if the performance of the business remains at current levels.

Aviation-Related Business:  Atlantic Aviation – (continued)

The terms of the loan agreement of Atlantic Aviation have been revised in accordance with the amendment completed and effective on February 25, 2009. A summary of key terms is presented below.

Facility Terms
Borrower	Atlantic Aviation

Facilities	• $900.0 million term loan facility (outstanding balance of $763.3 million and $818.4 million at December 31, 2010 and 2009, respectively)
• $50.0 million capital expenditure facility ($45.4 million and $44.9 million drawn at December 31, 2010 and 2009, respectively)
• $18.0 million revolving working capital and letter of credit facility ($11.7 million and $6.5 million utilized to back letter of credit at December 31, 2010 and 2009, respectively)

Amortization	• Payable at maturity
• Years 1 to 5, amortization per leverage grid below:
• 100% excess cash flow when Leverage Ratio is 6.0x or above
• 50% excess cash flow when Leverage Ratio is between 6.0x and 5.5x
• 100% of excess cash flow in years 6 and 7

Interest type	Floating
Interest rate and fees	• Years 1–5:
• LIBOR plus 1.6% or
• Base Rate (for revolving credit facility only): 0.6% above the greater of: (i) the prime rate or (ii) the federal funds rate plus 0.5%
• Years 6–7:
• LIBOR plus 1.725% or
• Base Rate (for revolving credit facility only): 0.725% above the greater of: (i) the prime rate or (ii) the federal funds rate plus 0.5%

Maturity	October, 2014

Mandatory prepayment	• With net proceeds that exceed $1.0 million from the sale of assets not used for replacement assets;
• With net proceeds of any debt other than permitted debt;
• With net insurance proceeds that exceed $1.0 million not used to repair, restore or replace assets;
• In the event of a change of control;
• Additional mandatory prepayment based on leverage grid (see distribution covenant below);
• With any FBO lease termination payments received; and
• With excess cash flows in years 6 and 7.

Financial covenants	• Debt service coverage ratio >1.2x (at December 31, 2010: 1.99x)
• Leverage ratio (outstanding debt to EBITDA) for the trailing twelve months < 8.00x (default threshold) (at December 31, 2010: 6.91x)
• Maximum leverage ratio for subsequent periods modified as follows:
• 2009: 8.25x• 2012: 6.75x
• 2010: 8.00x• 2013: 6.00x
• 2011: 7.50x• 2014: 5.00x

Aviation-Related Business:  Atlantic Aviation – (continued)

Facility Terms

Distribution covenant	Distributions permitted if the following conditions are met:
• Backward and forward debt service coverage ratio equal to or greater than 1.6x;
• No default;
• All mandatory prepayments have been made;
• Replaced by a test based on the Leverage Ratio:
• 100% of excess cash flow permitted to be distributed when leverage ratio is below 5.5x
• 50% of excess cash to be distributed when leverage ratio is equal to or greater than 5.5x and less than 6.0x
• No distribution permitted when leverage ratio is 6.0x or above
• No revolving loans outstanding.
Collateral	First lien on the following (with limited exceptions):
• Project revenues;
• Equity of the borrower and its subsidiaries; and
• Insurance policies and claims or proceeds.
EBITDA definition
Excludes (i) all extraordinary or non-recurring non-cash income or losses during the relevant period (including losses resulting from write-off of goodwill or other assets); and (ii) any non-cash income or losses due to change in market value of the hedging agreements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions and judgments and uncertainties, and potentially could result in materially different results under different conditions. Our critical accounting policies and estimates are discussed below. These estimates and policies are consistent with the estimates and accounting policies followed by the businesses we own.

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

Goodwill, Intangible Assets and Property, Plant and Equipment

Significant assets acquired in connection with our acquisition of The Gas Company, District Energy and Atlantic Aviation include contract rights, customer relationships, non-compete agreements, trademarks, property and equipment and goodwill.

Trademarks are generally considered to be indefinite life intangibles. Trademarks and goodwill are not amortized in most circumstances. It may be appropriate to amortize some trademarks. However, for unamortized intangible assets, we are required to perform annual impairment reviews and more frequently in certain circumstances.

The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values, which included the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared with its corresponding carrying value. The Gas Company, District Energy and Atlantic Aviation are separate reporting units for purposes of this analysis. The impairment test for trademarks, which are not amortized, requires the determination of the fair value of such assets. If the fair value of the trademarks are less than their carrying value, an impairment loss is recognized in an amount equal to the difference. We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and/or intangible assets. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or material negative change in relationship with significant customers.

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

We test for goodwill and indefinite-lived intangible assets when there is an indicator of impairment. Impairments of goodwill, property, equipment, land and leasehold improvements and intangible assets during 2009 and 2008 relating to Atlantic Aviation, are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7.

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

As of February 25, 2009 for Atlantic Aviation and effective April 1, 2009 for our other businesses, we elected to discontinue hedge accounting. From the dates that hedge accounting was discontinued, all movements in the fair value of the interest rate swaps are recorded directly through earnings. As a result of the discontinuance of hedge accounting, we will reclassify into earnings net derivative losses included in accumulated other comprehensive loss over the remaining life of the existing interest rate swaps. Our derivative instruments are recorded on the balance sheet at fair value with changes in fair value of interest rate swaps recorded directly through earnings. We measure derivative instruments at fair value using the income approach, which discounts the future net cash settlements expected under the derivative contracts to a present value. See Note 12, “Derivative Instruments and Hedging Activities”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K for financial information and further discussions.

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

Accounting Policies, Accounting Changes and Future Application of Accounting Standards

See Note 2, “Summary of Significant Accounting Policies”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K for financial information and further discussions, for a summary of the Company’s significant accounting policies, including a discussion of recently adopted and issued accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The discussion that follows describes our exposure to market risks and the use of derivatives to address those risks. See “Critical Accounting Policies and Estimates — Hedging” for a discussion of the related accounting.

Interest Rate Risk

We are exposed to interest rate risk in relation to the borrowings of our businesses. Our current policy is to enter into derivative financial instruments to fix variable-rate interest payments covering at least half of the interest rate risk associated with the borrowings of our businesses, subject to the requirements of our lenders. As of December 31, 2010, we had $1.1 billion of current and long-term debt for our consolidated continuing operations, $1.1 billion of which was economically hedged with interest rate swaps and $65.5 million of which was unhedged.

IMTT

At December 31, 2010, IMTT had two issues of New Jersey Economic Development Authority tax exempt revenue bonds outstanding with a total balance of $36.3 million where the interest rate is reset daily by tender. A 1% increase in interest rates on this tax exempt debt would result in a $363,000 increase in interest cost per year and a corresponding 1% decrease would result in a $363,000 decrease in interest cost per year. IMTT’s exposure to interest rate changes through this tax exempt debt has been hedged from October 2007 through November 2012 through the use of a $36.3 million face value 67% of LIBOR swap. As this interest rate swap is fixed against 67% of 30-day LIBOR and not the daily tax exempt tender rate, it does not result in a perfect hedge for short-term rates on tax exempt debt although it will largely offset any additional interest rate expense incurred as a result of increases in interest rates. If interest rates decrease, the fair market value of this interest rate swap will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the interest rate swap of $35,000 and a corresponding 10% relative increase would result in a $35,000 increase in the fair market value.

At December 31, 2010, IMTT had issued $490.0 million in Gulf Opportunity Zone Bonds (GO Zone Bonds) to fund qualified project costs at its St. Rose, Gretna and Geismar storage facilities. A 1% increase in interest rates on the outstanding GO Zone Bonds would result in a $4.9 million increase in interest cost per year and a corresponding 1% decrease would result in a $4.9 million decrease in interest cost per year. IMTT’s exposure to interest rate changes through the GO Zone Bonds has been partially hedged until June 2017 through the use of an interest rate swap which has a notional value of $215.0 million. As the interest rate swap is fixed against 67% of the 30-day LIBOR rate and not the tax exempt tender rate, it does not result in a perfect hedge for short-term rates on tax exempt debt although it will largely offset any additional interest rate expense incurred as a result of increases in interest rates. If interest rates decrease, the fair market value of the interest rate swap will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the interest rate swap of $2.5 million and a corresponding 10% relative increase would result in a $2.5 million increase in the fair market value.

On December 31, 2010, IMTT had $75.0 million outstanding under its USD Revolving Credit Facility which includes $65.0 million associated with the USD DNB Loan. A 1% increase in interest rates on this debt would result in a $750,000 increase in interest cost per year and a corresponding 1% decrease would result in a $750,000 decrease in interest cost per year. IMTT’s exposure to interest rate changes on its U.S. revolving credit facility has been partially hedged against 90-day LIBOR from October 2007 through March 2017 through the use of an interest rate swap which has a notional value of $135.0 million as of December 31, 2010 which increases to $140.0 million on December 31, 2011 and $200.0 million from December 31, 2012 to maturity. If interest rates decrease, the fair market value of the interest rate swap will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the interest rate swap of $3.2 million and a corresponding 10% relative increase would result in a $3.2 million increase in the fair market value. Before the USD DNB Loan was incorporated into the USD Revolving Credit Facility, its interest was hedged through a swap with a notional value that matched the original amortization schedule of the loan. From December 31, 2010 to maturity at December 31, 2012, the notional value of the swap is fixed at $52.0 million. This hedging arrangement will partially offset any additional interest rate expense incurred as a result of increases in interest rates. However, if interest rates decrease, the fair market value of the interest rate swap will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the interest rate swap of $92,000. A corresponding 10% relative increase in interest rates would result in a $92,000 increase in the fair market value of the interest rate swap.

On December 31, 2010, IMTT had $23.2 million outstanding under its Canadian revolving credit facility. A 1% increase in interest rates on this debt would result in a $232,000 increase in interest cost per year and a corresponding 1% decrease would result in a $232,000 decrease in interest cost per year.

The Gas Company

The senior term-debt for The Gas Company and HGC comprise two non-amortizing term facilities totaling $160.0 million and a senior secured revolving credit facility totaling $20.0 million. At December 31, 2010, the entire $160.0 million in term debt had been drawn. These variable-rate facilities mature on June 7, 2013.

A 1% increase in the interest rate on The Gas Company and HGC’s term debt would result in a $1.6 million increase in interest cost per year. A corresponding 1% decrease would result in a $1.6 million decrease in annual interest cost. The Gas Company and HGC’s exposure to interest rate changes for the term facilities has, however, been fully hedged from September 1, 2006 until maturity through interest rate swaps. These derivative hedging arrangements will offset any interest rate increases or decreases during the term of the notes, resulting in stable interest rates of 5.24% for The Gas Company (rising to 5.34% in years 6 and 7 of the facility) and 5.44% for HGC (rising to 5.54% in years 6 and 7 of the facility). A 10% relative decrease in market interest rates from December 31, 2010 levels would decrease the fair market value of the hedge instruments by $449,000. A corresponding 10% relative increase would increase their fair market value by $448,000.

The Gas Company also has a $20.0 million revolver of which no amount was outstanding at December 31, 2010.

District Energy

District Energy has a $150.0 million floating rate term loan facility maturing in 2014. A 1% increase in the interest rate on the $150.0 million District Energy debt would result in a $1.5 million increase in the interest cost per year. A corresponding 1% decrease would result in a $1.5 million decrease in interest cost per year.

District Energy’s exposure to interest rate changes through the term loan facility has been fully hedged to maturity through the use of interest rate swaps. These hedging arrangements will offset any additional interest rate expense incurred as a result of increases in interest rates. However, if interest rates decrease, the value of District Energy’s hedge instruments will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the hedge instruments of approximately $1.0 million. A corresponding 10% relative increase would result in an approximately $1.0 million increase in the fair market value.

District Energy also has a $20.0 million capital expenditure loan facility which was fully drawn at December 31, 2010. A 1% increase in the interest rate on District Energy’s capital expenditure loan facility would result in a $200,000 increase in interest cost per year. A corresponding 1% decrease would result in a $200,000 decrease in annual interest cost.

Atlantic Aviation

As of December 31, 2010, the outstanding balance of the floating rate senior debt for Atlantic Aviation was $808.9 million. A 1% increase in the interest rate on Atlantic Aviation’s debt would result in an $8.1 million increase in the interest cost per year. A corresponding 1% decrease would result in an $8.1 million decrease in interest cost per year.

The exposure of the term loan portion of the senior debt (which at December 31, 2010 was $763.3 million) to interest rate changes has been 100% hedged until October 2012 through the use of interest rate swaps. These hedging arrangements will offset any additional interest rate expense incurred as a result of increases in interest rates during that period. However, if interest rates decrease, the value of our hedge instruments will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the hedge instruments of $1.0 million. A corresponding 10% relative increase would result in a $1.0 million increase in the fair market value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MACQUARIE INFRASTRUCTURE COMPANY LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Macquarie Infrastructure Company LLC:

We have audited the accompanying consolidated balance sheets of Macquarie Infrastructure Company LLC and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, members’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macquarie Infrastructure Company LLC and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Macquarie Infrastructure Company LLC’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Dallas, Texas
February 23, 2011

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED BALANCE SHEETS
($ in Thousands, Except Share Data)

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$24,563	$27,455
Accounts receivable, less allowance for doubtful accounts of $613 and $1,629, respectively	47,845	47,256
Inventories	17,063	14,305
Prepaid expenses	6,321	6,688
Deferred income taxes	19,030	23,323
Other	10,605	10,839
Assets of discontinued operations held for sale	—	86,695
Total current assets	125,427	216,561
Property, equipment, land and leasehold improvements, net	563,451	580,087
Restricted cash	13,780	16,016
Equipment lease receivables	35,663	33,266
Investment in unconsolidated business	223,792	207,491
Goodwill	514,253	516,182
Intangible assets, net	705,862	751,081
Deferred financing costs, net of accumulated amortization	12,927	17,088
Other	1,587	1,449
Total assets	$2,196,742	$2,339,221
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Due to manager–related party	$3,282	$1,977
Accounts payable	39,768	44,575
Accrued expenses	19,315	17,432
Current portion of notes payable and capital leases	1,075	235
Current portion of long-term debt	49,325	45,900
Fair value of derivative instruments	43,496	49,573
Customer deposits	4,635	5,617
Other	10,390	9,338
Liabilities of discontinued operations held for sale	—	220,549
Total current liabilities	171,286	395,196
Notes payable and capital leases, net of current portion	420	1,498
Long-term debt, net of current portion	1,089,559	1,166,379
Deferred income taxes	156,328	107,840
Fair value of derivative instruments	51,729	54,794
Other	40,725	38,746
Total liabilities	1,510,047	1,764,453
Commitments and contingencies	—	—
Members’ equity:
LLC interests, no par value; 500,000,000 authorized; 45,715,448 LLC interests issued and outstanding at December 31, 2010 and 45,292,913 LLC interests issued and outstanding at December 31, 2009	964,430	959,897
Additional paid in capital	21,956	21,956
Accumulated other comprehensive loss	(25,812)	(43,232)
Accumulated deficit	(269,425)	(360,095)
Total members’ equity	691,149	578,526
Noncontrolling interests	(4,454)	(3,758)
Total equity	686,695	574,768
Total liabilities and equity	$2,196,742	$2,339,221

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED STATEMENTS OF OPERATIONS
($ in Thousands, Except Share and Per Share Data)

	Year Ended December 31, 2010	Year Ended December 31, 2009(1)	Year Ended December 31, 2008(1)
Revenue
Revenue from product sales	$514,344	$394,200	$586,054
Revenue from product sales — utility	113,752	95,769	121,770
Service revenue	204,852	215,349	264,851
Financing and equipment lease income	7,843	4,758	4,686
Total revenue	840,791	710,076	977,361
Costs and expenses
Cost of product sales	326,734	233,376	408,690
Cost of product sales — utility	90,542	73,907	105,329
Cost of services	53,088	46,317	63,850
Selling, general and administrative	201,787	209,783	227,288
Fees to manager — related party	10,051	4,846	12,568
Goodwill impairment	—	71,200	52,000
Depreciation	29,721	36,813	40,140
Amortization of intangibles	34,898	60,892	61,874
Loss on disposal of assets	17,869	—	—
Total operating expenses	764,690	737,134	971,739
Operating income (loss)	76,101	(27,058)	5,622
Other income (expense)
Interest income	29	119	1,090
Interest expense(2)	(106,834)	(95,456)	(88,652)
Equity in earnings and amortization charges of investee	31,301	22,561	1,324
Loss on derivative instruments	—	(25,238)	(2,843)
Other income (expense), net	712	570	(198)
Net income (loss) from continuing operations before income taxes	1,309	(124,502)	(83,657)
Benefit for income taxes	8,697	15,818	14,061
Net income (loss) from continuing operations	$10,006	$(108,684)	$(69,596)
Net income (loss) from discontinued operations, net of taxes	81,323	(21,860)	(110,045)
Net income (loss)	$91,329	$(130,544)	$(179,641)
Less: net income (loss) attributable to noncontrolling interests	659	(1,377)	(1,168)
Net income (loss) attributable to MIC LLC	$90,670	$(129,167)	$(178,473)

Basic income (loss) per share from continuing operations attributable to MIC LLC interest holders	$0.21	$(2.43)	$(1.56)
Basic income (loss) per share from discontinued operations attributable to MIC LLC interest holders	1.78	(0.44)	(2.41)
Basic income (loss) per share attributable to MIC LLC interest holders	$1.99	$(2.87)	$(3.97)
Weighted average number of shares outstanding: basic	45,549,803	45,020,085	44,944,326
Diluted income (loss) per share from continuing operations attributable to MIC LLC interest holders	$0.21	$(2.43)	$(1.56)
Diluted income (loss) per share from discontinued operations attributable to MIC LLC interest holders	1.78	(0.44)	(2.41)
Diluted income (loss) per share attributable to MIC LLC interest holders	$1.99	$(2.87)	$(3.97)
Weighted average number of shares outstanding: diluted	45,631,610	45,020,085	44,944,326
Cash distributions declared per share	$—	$—	$2.125

(1)	Reclassified to conform to current period presentation.

(2)	Interest expense includes non-cash losses on derivative instruments of $23.4 million and $4.3 million for the years ended December 31, 2010 and 2009, respectively.

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED STATEMENTS OF MEMBERS’
EQUITY AND COMPREHENSIVE INCOME (LOSS)
($ in Thousands, Except Share and Per Share Data)

	Macquarie Infrastructure Company LLC Member’s Equity
	LLC Interests
	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Members’ Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2007	44,938,380	$1,052,062	$—	$(52,455)	$(33,055)	$966,552	$7,172	$973,724
Offering costs related to prior period issuance of LLC interests	—	(47)	—	—	—	(47)	—	(47)
Issuance of LLC interests to independent directors	10,314	450	—	—	—	450	—	450
Distributions to holders of LLC interests (comprising $0.635 per share paid on 44,938,380 shares, $0.645 per share paid on 44,948,694 shares, $0.645 per share paid on 44,948,694 shares and $0.20 per share paid on 44,948,694 shares)	—	(95,509)	—	—	—	(95,509)	—	(95,509)
Distributions to noncontrolling interest members	—	—	—	—	—	—	(481)	(481)
Purchase of subsidiary interest from noncontrolling interest	—	—	—	—	—	—	(100)	(100)
Other comprehensive loss:
Net loss for the year ended December 31, 2008	—	—	—	(178,473)	—	(178,473)	(1,168)	(179,641)
Translation adjustment	—	—	—	—	(4)	(4)	—	(4)
Change in fair value of derivatives, net of taxes of $49,188	—	—	—	—	(74,267)	(74,267)	—	(74,267)
Reclassification of realized losses of derivatives into earnings, net of taxes of $10,255	—	—	—	—	15,639	15,639	—	15,639
Unrealized loss on marketable securities	—	—	—	—	(1)	(1)	—	(1)
Change in post-retirement benefit plans, net of taxes of $3,539	—	—	—	—	(5,502)	(5,502)	—	(5,502)
Total comprehensive loss for the year ended December 31, 2008						(242,608)	(1,168)	(243,776)
Balance at December 31, 2008	44,948,694	$956,956	$—	$(230,928)	$(97,190)	$628,838	$5,423	$634,261
Issuance of LLC interests to manager	330,104	2,491	—	—	—	2,491	—	2,491
Issuance of LLC interests to independent directors	14,115	450	—	—	—	450	—	450
Distributions to noncontrolling interest members	—	—	—	—	—	—	(583)	(583)
Sale of subsidiary interest to noncontrolling interest	—	—	21,956	—	4,685	26,641	(7,352)	19,289
Other comprehensive loss:
Net loss for the year ended December 31, 2009	—	—	—	(129,167)	—	(129,167)	(1,377)	(130,544)
Change in fair value of derivatives, net of taxes of $1,050	—	—	—	—	1,498	1,498	—	1,498
Reclassification of realized losses of derivatives into earnings, net of taxes of $31,885	—	—	—	—	47,857	47,857	131	47,988
Change in post-retirement benefit plans, net of taxes of $53	—	—	—	—	(82)	(82)	—	(82)
Total comprehensive loss for the year ended December 31, 2009						(79,894)	(1,246)	(81,140)
Balance at December 31, 2009	45,292,913	$959,897	$21,956	$(360,095)	$(43,232)	$578,526	$(3,758)	$574,768

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED STATEMENTS OF MEMBERS’
EQUITY AND COMPREHENSIVE INCOME (LOSS) – (continued)
($ in Thousands, Except Share and Per Share Data)

	Macquarie Infrastructure Company LLC Member’s Equity
	LLC Interests
	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Members’ Equity	Noncontrolling Interests	Total Equity
Issuance of LLC interests to manager	294,330	$4,083	$—	$—	$—	$4,083	$—	$4,083
Issuance of LLC interests to independent directors	128,205	450	—	—	—	450	—	450
Distributions to noncontrolling interest members	—	—	—	—	—	—	(5,346)	(5,346)
Contributions from noncontrolling interest members	—	—	—	—	—	—	300	300
Sale of subsidiary noncontrolling interest	—	—	—	—	—	—	1,727	1,727
Other comprehensive income:
Net income for the year ended December 31, 2010	—	—	—	90,670	—	90,670	659	91,329
Reclassification of realized losses of derivatives into earnings, net of taxes of $11,720	—	—	—	—	17,572	17,572	1,964	19,536
Change in post-retirement benefit plans, net of taxes of $98	—	—	—	—	(152)	(152)	—	(152)
Total comprehensive income for the year ended December 31, 2010						108,090	2,623	110,713
Balance at December 31, 2010	45,715,448	$964,430	$21,956	$(269,425)	$(25,812)	$691,149	$(4,454)	$686,695

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in Thousands)

	Year Ended December 31, 2010	Year Ended December 31, 2009(1)	Year Ended December 31, 2008(1)
Operating activities
Net income (loss)	$91,329	$(130,544)	$(179,641)
Adjustments to reconcile net income (loss) to net cash provided by operating activities from continuing operations:
Net (income) loss from discontinued operations before noncontrolling interests	(81,323)	21,860	110,045
Non-cash goodwill impairment	—	71,200	52,000
Depreciation and amortization of property and equipment	36,276	42,899	45,953
Amortization of intangible assets	34,898	60,892	61,874
Loss on disposal of assets	17,869	—	—
Equity in earnings and amortization charges of investees	(31,301)	(22,561)	(1,324)
Equity distributions from investees	15,000	7,000	1,324
Amortization of debt financing costs	4,347	5,121	4,762
Non-cash derivative loss	23,410	29,540	2,843
Base management fees settled in LLC interests	5,403	4,384	—
Equipment lease receivable, net	2,761	2,752	2,460
Deferred rent	413	183	183
Deferred taxes	(11,729)	(17,923)	(16,037)
Other non-cash expenses, net	1,817	2,115	4,115
Changes in other assets and liabilities, net of acquisitions:
Restricted cash	50	—	—
Accounts receivable	(2,424)	13,020	16,392
Inventories	(2,833)	1,233	2,698
Prepaid expenses and other current assets	453	2,944	6,840
Due to manager — related party	(15)	(3,438)	(2,216)
Accounts payable and accrued expenses	(4,821)	(4,670)	(17,132)
Income taxes payable	1,051	535	(1,108)
Other, net	(2,076)	(3,566)	1,548
Net cash provided by operating activities from continuing operations	98,555	82,976	95,579

Investing activities
Acquisitions of businesses and investments, net of cash acquired	—	—	(41,804)
Proceeds from sale of investment	—	29,500	7,557
Purchases of property and equipment	(22,690)	(30,320)	(49,560)
Investment in capital leased assets	(2,976)	—	—
Return of investment in unconsolidated business	—	—	26,676
Other	892	304	415
Net cash used in investing activities from continuing operations	(24,774)	(516)	(56,716)

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)
($ in Thousands)

	Year Ended December 31, 2010	Year Ended December 31, 2009(1)	Year Ended December 31, 2008(1)
Financing activities
Proceeds from long-term debt	$141	$10,000	$5,000
Net proceeds (payments) on line of credit facilities	500	(45,400)	96,150
Offering and equity raise costs paid	—	—	(65)
Distributions paid to holders of LLC interests	—	—	(95,509)
Contributions received from noncontrolling interests	300	—	—
Distributions paid to noncontrolling interests	(5,346)	(583)	(481)
Payment of long-term debt	(74,036)	(81,621)	—
Debt financing costs paid	(186)	—	(1,879)
Change in restricted cash	2,236	(33)	(865)
Payment of notes and capital lease obligations	(137)	(181)	(653)
Net cash (used in) provided by financing activities from continuing operations	(76,528)	(117,818)	1,698
Net change in cash and cash equivalents from continuing operations	(2,747)	(35,358)	40,561

Cash flows (used in) provided by discontinued operations:
Net cash used in operating activities	(12,703)	(4,732)	(1,904)
Net cash provided by (used in) investing activities	134,356	(445)	(26,684)
Net cash (used in) provided by financing activities	(124,183)	2,144	(1,215)
Cash used in discontinued operations(2)	(2,530)	(3,033)	(29,803)
Change in cash of discontinued operations held for sale(2)	2,385	(208)	2,459
Net change in cash and cash equivalent	(2,892)	(38,599)	13,217
Cash and cash equivalents, beginning of period	27,455	66,054	52,837
Cash and cash equivalents, end of period-continuing operations	$24,563	$27,455	$66,054

Supplemental disclosures of cash flow information for continuing operations:
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$431	$1,277	$883
Acquisition of equipment through capital leases	$139	$—	$—
Issuance of LLC interests to manager for base management fees	$4,083	$2,490	$—
Issuance of LLC interests to independent directors	$450	$450	$450
Taxes paid	$1,655	$1,231	$3,048
Interest paid	$78,718	$87,308	$84,235

(1)	Reclassified to conform to current period presentation.

(2)	Cash of discontinued operations held for sale is reported in assets of discontinued operations held for sale in the accompanying consolidated balance sheets. The cash used in discontinued operations is different than the change in cash of discontinued operations held for sale due to intercompany transactions that are eliminated in consolidation.

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

MIC LLC is a holding company with no operations. MIC LLC is an operating entity with Board of Directors and other corporate governance responsibilities generally consistent with those of a Delaware corporation. MIC LLC has made an election to be treated as a corporation for tax purposes.

The Company owns its businesses through its wholly-owned subsidiary, Macquarie Infrastructure Company Inc., or MIC Inc. The Company’s businesses operate predominantly in the United States and consist of the following:

The Energy-Related Businesses:

•	a 50% interest in a bulk liquid storage terminal business (“International Matex Tank Terminals” or “IMTT”), which provides bulk liquid storage and handling services at ten marine terminals in the United States and two in Canada and is one of the largest participants in this industry in the U.S., based on storage capacity;

•	a gas production and distribution business (“The Gas Company”), which is a full-service gas energy company, making gas products and services available in Hawaii; and

•	a 50.01% controlling interest in a district energy business (“District Energy”), which operates the largest district cooling system in the U.S., serving various customers in Chicago, Illinois and Las Vegas, Nevada.

Atlantic Aviation — an airport services business providing products and services, including fuel and aircraft hangaring/parking, to owners and operators of private jets at 66 airports and one heliport in the U.S.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Except as otherwise specified, we refer to Macquarie Infrastructure Company LLC and its subsidiaries collectively as the “Company”. The Company consolidates investments where it has a controlling financial interest. The usual condition for a controlling financial interest is ownership of a majority of the voting interest and, therefore, as a general rule, ownership, directly or indirectly, of over 50% of the outstanding voting shares is a condition for consolidation. For investments in variable interest entities, the Company consolidates when it is determined to be the primary beneficiary of the variable interest entity. As of December 31, 2010, the Company was not the primary beneficiary of any variable interest entity in which it did not own a majority of the outstanding voting stock.

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    Summary of Significant Accounting Policies (Continued)

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

Use of Estimates

The preparation of our consolidated financial statements, which are in conformity with generally accepted accounting principles, or GAAP, requires the Company to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis and the estimates are based on experience, current and expected future conditions, third-party evaluations and various other assumptions that the Company believes are reasonable under the circumstances. Significant items subject to such estimates and assumptions include the carrying amount of property, equipment and leasehold improvements, intangibles, asset retirement obligations and goodwill; valuation allowances for receivables, inventories and deferred income tax assets; assets and obligations related to employee benefits; environmental liabilities; and valuation of derivative instruments. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from the estimates and assumptions used in the financial statements and related notes.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Commercial paper, issued by a counterparty with Standard & Poor rating of A1+ are also considered cash and cash equivalents. At December 31, 2010 and 2009, the Company did not have any commercial paper.

Restricted Cash

The Company classifies all cash pledged as collateral on the outstanding senior debt as restricted cash in the consolidated balance sheets relating to Atlantic Aviation. The Company recorded $13.8 million and $16.0 million of cash pledged as collateral in the consolidated balance sheets at December 31, 2010 and at December 31, 2009, respectively. In addition, the Company had $52,000 as restricted cash in other current assets at December 31, 2009.

Allowance for Doubtful Accounts

The Company uses estimates to determine the amount of the allowance for doubtful accounts necessary to reduce billed and unbilled accounts receivable to their net realizable value. The Company estimates the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends. Actual collection experience has not varied significantly from estimates primarily due to credit policies and a lack of concentration of accounts receivable. The Company writes off receivables deemed to be uncollectible to the allowance for doubtful accounts.

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    Summary of Significant Accounting Policies (Continued)

Inventory

Inventory consists principally of fuel purchased from various third-party vendors and materials and supplies at Atlantic Aviation and The Gas Company. Fuel inventory is stated at the lower of cost or market. Materials and supplies inventory is valued at the lower of average cost or market. Inventory sold is recorded using the first-in-first-out method at Atlantic Aviation and an average cost method at The Gas Company. Cash flows related to the sale of inventory are classified in net cash provided by operating activities in the consolidated statements of cash flows. The Company’s inventory balance at December 31, 2010 comprised $12.8 million of fuel and $4.3 million of materials and supplies. The Company’s inventory balance at December 31, 2009 comprised $10.1 million of fuel and $4.2 million of materials and supplies.

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

Buildings	10 to 68 years
Leasehold and land improvements	5 to 40 years
Machinery and equipment	5 to 62 years
Furniture and Fixtures	3 to 25 years

Goodwill and Intangible Assets

Goodwill consists of costs in excess of the aggregate purchase price over the fair value of tangible and identifiable intangible net assets acquired in the purchase business combinations. The cost of intangible assets with determinable useful lives are amortized over their estimated useful lives ranging as follows:

Customer relationships	5 to 10 years
Contract rights	5 to 40 years
Non-compete agreements	2 to 5 years
Leasehold interests	3 to 14 years
Trade names	Indefinite
Technology	5 years

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

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    Summary of Significant Accounting Policies (Continued)

party sale. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk.

Impairment of Goodwill

Goodwill is tested for impairment at least annually or when there is a triggering event that indicates impairment. Goodwill is considered impaired when the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, as determined under a two-step approach. The first step is to determine the estimated fair value of each reporting unit with goodwill. The reporting units of the Company, for purposes of the impairment test, are those components of operating segments for which discrete financial information is available and segment management regularly reviews the operating results of that component. Components are combined when determining reporting units have similar economic characteristics.

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

Impairment of Indefinite-lived Intangibles, Excluding Goodwill

Indefinite-lived intangibles, trademarks, are considered impaired when the carrying amount of the asset exceeds its implied fair value.

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

Derivative Instruments

The Company accounts for derivatives and hedging activities in accordance with ASC 815 Derivatives and Hedging, which requires that all derivative instruments be recorded on the balance sheet at their respective fair values.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    Summary of Significant Accounting Policies (Continued)

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

As of February 25, 2009 for Atlantic Aviation and effective April 1, 2009 for the other businesses, the Company elected to discontinue hedge accounting. From the dates that hedge accounting was discontinued, all movements in the fair value of the interest rate swaps are recorded directly through earnings. As a result of the discontinuance of hedge accounting, the Company will reclassify into earnings net derivative losses included in accumulated other comprehensive loss over the remaining life of the existing interest rate swaps. See Note 12, “Derivative Instruments and Hedging Activities”, for further discussion.

Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and variable-rate senior debt, are carried at cost, which approximates their fair value because of either the short-term maturity, or variable or competitive interest rates assigned to these financial instruments.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with financial institutions and its balances may exceed federally insured limits. The Company’s accounts receivable are mainly derived from fuel and gas sales and services rendered under contract terms with commercial and private customers located primarily in the United States. At December 31, 2010 and 2009, there were no outstanding accounts receivable due from a single customer that accounted for more than 10% of the total accounts receivable. Additionally, no single customer accounted for more than 10% of the Company’s revenue during the years ended December 31, 2010, 2009 and 2008.

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    Summary of Significant Accounting Policies (Continued)

Income (Loss) per Share

The Company calculates income (loss) per share using the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options (using the treasury stock method) and stock units granted to the Company’s independent directors; common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

Comprehensive Income (Loss)

The Company follows the requirements of ASC 220 Comprehensive Income, for the reporting and presentation of comprehensive income (loss) and its components. This guidance requires unrealized gains or losses on the Company’s available for sale securities, foreign currency translation adjustments, minimum pension liability adjustments and changes in fair value of derivatives, where hedge accounting is applied, to be included in other comprehensive income (loss).

Advertising

Advertising costs are expensed as incurred. Costs associated with direct response advertising programs may be prepaid and are expensed once the printed materials are distributed to the public.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed and determinable and collectability is probable.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    Summary of Significant Accounting Policies (Continued)

Other FBO revenue consists principally of de-icing services, landing and fuel distribution fees as well as rental income for hangar and terminal use. Other FBO revenue is recognized as the services are rendered to the customer.

Regulatory Assets and Liabilities

The regulated utility operations of The Gas Company are subject to regulations with respect to rates, service, maintenance of accounting records, and various other matters by the Hawaii Public Utilities Commission, or HPUC. The established accounting policies recognize the financial effects of the rate-making and accounting practices and policies of the HPUC. Regulated utility operations are subject to the provisions of ASC 980, Regulated Operations. This guidance requires regulated entities to disclose in their financial statements the authorized recovery of costs associated with regulatory decisions. Accordingly, certain costs that otherwise would normally be charged to expense may, in certain instances, be recorded as an asset in a regulatory entity’s balance sheet. The Gas Company records regulatory assets for costs that have been deferred for which future recovery through customer rates has been approved by the HPUC. Regulatory liabilities represent amounts included in rates and collected from customers for costs expected to be incurred in the future.

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

Income Taxes

The Company uses the asset and liability method in accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Commencing 2007, the Company and its subsidiaries file a consolidated U.S. federal income tax return. The Company’s consolidated income tax return does not include the taxable income of IMTT and, subsequent to the sale of 49.99% of the business, the taxable income of District Energy. Those businesses file separate income tax returns.

Reclassifications

Certain reclassifications were made to the financial statements for the prior period to conform to current year presentation.

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.    Income (loss) per Share

Following is a reconciliation of the basic and diluted number of shares used in computing income (loss) per share:

	Year Ended December 31,
	2010	2009	2008

Weighted average number of shares outstanding: basic	45,549,803	45,020,085	44,944,326
Dilutive effect of restricted stock unit grants	81,807	—	—
Weighted average number of shares outstanding: diluted	45,631,610	45,020,085	44,944,326

The effect of potentially dilutive shares for the year ended December 31, 2010 is calculated assuming that the 128,205 restricted stock unit grants provided to the independent directors on June 4, 2009, which vested in 2010, and the 31,989 restricted stock unit grants on June 3, 2010, which will vest in 2011, had been fully converted to shares on those grant dates. However, the restricted stock unit grants were anti-dilutive for the years ended December 31, 2009 and 2008, due to the Company’s net loss for those periods.

4.    Discontinued Operations

PCAA operated 31 facilities comprising over 40,000 parking spaces near 20 major airports across the United States. PCAA provided customers with 24-hour secure parking close to airport terminals, as well as transportation via shuttle bus to and from their vehicles and the terminal. Operations were carried out on either owned or leased land at locations near the airports.

On June 2, 2010, the Company concluded the sale in bankruptcy of an airport parking business (“Parking Company of America Airports” or “PCAA”) resulting in a pre-tax gain of $130.3 million, of which $76.5 million related to the forgiveness of debt, and the elimination of $201.0 million of current debt from liabilities from the Company’s consolidated balance sheet. As a part of the bankruptcy sale process, substantially all of the cash proceeds were used to pay the creditors of this business and were not paid to the Company. The Company received $602,000 from the PCAA bankruptcy estate for expenses paid on behalf of PCAA during its operations.

As a result of the approval of the sale of PCAA’s assets in bankruptcy and the expected dissolution of PCAA during 2010, the Company has reduced its valuation allowance on the realization of a portion of the deferred tax assets attributable to its basis in PCAA and its consolidated federal net operating losses. The change in the valuation allowance recorded in discontinued operations was $9.6 million.

The results of operations from this business, for all periods presented, and the gain from the bankruptcy sale are separately reported as a discontinued operations in the Company’s consolidated financial statements. This business is no longer a reportable segment. The assets and liabilities of the business are included in assets of discontinued operations held for sale and liabilities of discontinued operations held for sale on the Company’s consolidated balance sheet at December 31, 2009.

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    Discontinued Operations (Continued)

The following is a summary of the assets and liabilities of discontinued operations held for sale related to PCAA at December 31, 2009:

December 31, 2009
($ in Thousands)

Assets
Total current assets	$7,676
Property, equipment, land and leasehold improvements, net	77,524
Other non-current assets	1,495
Total assets	$86,695

Liabilities
Current portion of long-term debt	$200,999
Other current liabilities	10,761
Total current liabilities	211,760
Other non-current liabilities	8,789
Total liabilities	220,549
Noncontrolling interest	(1,863)
Total liabilities and noncontrolling interest	$218,686

Summarized financial information for discontinued operations related to PCAA for the years ended December 31, 2010, 2009 and 2008 are as follows:

	For the Year Ended December 31,
	2010	2009	2008
	($ in Thousands, Except Share and Per Share Data)

Service revenue	$28,826	$68,457	$74,692
Gain on sale of assets through bankruptcy (pre-tax)	130,260	—	—
Net income (loss) from discontinued operations before income taxes and noncontrolling interest	$132,709	$(23,647)	$(180,104)
(Provision) benefit for income taxes	(51,386)	1,787	70,059
Net income (loss) from discontinued operations	81,323	(21,860)	(110,045)
Less: net income (loss) attributable to noncontrolling interests	136	(1,863)	(1,753)
Net income (loss) from discontinued operations attributable to MIC LLC	$81,187	$(19,997)	$(108,292)
Basic income (loss) per share from discontinued operations attributable to MIC LLC interest holders	$1.78	$(0.44)	$(2.41)
Weighted average number of shares outstanding at the Company level: basic	45,549,803	45,020,085	44,944,326
Diluted income (loss) per share from discontinued operations attributable to MIC LLC interest holders	$1.78	$(0.44)	$(2.41)
Weighted average number of shares outstanding at the Company level: diluted	45,631,610	45,020,085	44,944,326

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Dispositions

Disposal of Assets at Atlantic Aviation

During 2010, Atlantic Aviation completed a strategic review of its portfolio of FBOs. As a result of this process, the business concluded that several of its sites did not have sufficient scale or serve a market with sufficiently strong growth prospects to warrant continued operations at these sites. Therefore, Atlantic Aviation has undertaken to exit certain markets and redeploy resources that may be made available in the process into markets which it views as having better growth profiles and recorded $17.9 million in loss on disposal of assets for Atlantic Aviation in the consolidated statement of operations.

In 2010, Atlantic Aviation bid for renewal of an operating lease at Atlanta’s Hartsfield airport. This lease had been operating on a month to month basis since being acquired by Atlantic in August 2007. In November 2010, the lease was tentatively awarded to a party other than Atlantic. As a result, in December 2010, Atlantic recorded a non-cash loss on disposal of its assets totaling $3.7 million. As of February 23, 2011, Atlantic Aviation continues to operate at this FBO on a month to month basis, while the airport negotiates with the third party.

On January 31, 2011, Atlantic Aviation concluded the sale of FBOs at Fresno Yosemite International Airport and Cleveland Cuyahoga County Airport. As a result, during the fourth quarter of 2010, the business recorded a non-cash loss on disposal of its assets totaling $9.8 million.

In February 2011, Atlantic Aviation entered into an asset purchase agreement pertaining to an FBO. As a result, during the fourth quarter of 2010, the business recorded a non-cash loss on disposal of its assets totaling $4.4 million.

District Energy Noncontrolling Interest 49.99% Sale

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

As the Company has retained majority ownership and control in District Energy, the business continues to be reported as part of the Company’s consolidated financial statements. The noncontrolling interest portion of the business’ results are recorded in the consolidated financial statements since the date of sale. The difference between the sale price and the Company’s portion of the investment sold and associated recognition of the noncontrolling interests was $22.0 million (net of taxes), which has been recorded in additional paid in capital in the consolidated balance sheets in accordance with ASC 810-10.

For a description of related party transactions relating to this transaction, see Note 16, “Related Party Transactions”.

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Direct Financing Lease Transactions

The Company has entered into energy service agreements containing provisions to lease equipment to customers. Under these agreements, title to the leased equipment will transfer to the customer at the end of the lease terms, which range from 5 to 25 years. The lease agreements are accounted for as direct financing leases. The components of the Company’s consolidated net investments in direct financing leases at December 31, 2010 and 2009 are as follows ($ in thousands):

	December 31, 2010	December 31, 2009

Minimum lease payments receivable	$65,816	$65,116
Less: unearned financing lease income	(26,282)	(28,481)
Net investment in direct financing leases	$39,534	$36,635

Equipment lease:
Current portion	$3,871	$3,369
Long-term portion	35,663	33,266
	$39,534	$36,635

At December 31, 2010 and 2009, the Company did not have a reserve for the allowance for credit losses for its direct financing lease receivables.

Unearned financing lease income is recognized over the terms of the leases. Minimum lease payments to be received by the Company total approximately $65.8 million as follows ($ in thousands):

2011	$8,293
2012	8,016
2013	8,028
2014	8,022
2015	7,993
Thereafter	25,464
Total	$65,816

7. Property, Equipment, Land and Leasehold Improvements

Property, equipment, land and leasehold improvements at December 31, 2010 and 2009 consist of the following ($ in thousands):

	December 31, 2010	December 31, 2009

Land	$4,618	$4,618
Easements	5,624	5,624
Buildings	24,796	24,789
Leasehold and land improvements	320,170	312,881
Machinery and equipment	337,595	330,226
Furniture and fixtures	9,240	9,395
Construction in progress	17,070	16,519
Property held for future use	1,573	1,561
	720,686	705,613
Less: accumulated depreciation	(157,235)	(125,526)
Property, equipment, land and leasehold improvements, net(1)	$563,451	$580,087

(1)	Includes $136,000 and $1.3 million of capitalized interest for the years ended December 31, 2010 and 2009, respectively.

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Property, Equipment, Land and Leasehold Improvements (Continued)

During the first six months of 2009, the Company recognized non-cash impairment charges of $7.5 million primarily relating to leasehold and land improvements; buildings; machinery and equipment; and furniture and fixtures at Atlantic Aviation. These charges are recorded in depreciation expense in the consolidated statements of operations. There were no impairment charges recorded during the year ended December 31, 2010, except for the loss on disposal of assets discussed in Note 5, “Dispositions”.

8. Intangible Assets

Intangible assets at December 31, 2010 and 2009 consist of the following ($ in thousands):

	Weighted Average Life (Years)	December 31, 2010	December 31, 2009

Contractual arrangements	31.0	$762,595	$774,309
Non-compete agreements	2.5	9,515	9,515
Customer relationships	10.6	77,842	78,596
Leasehold rights	12.5	3,330	3,331
Trade names	Indefinite	15,401	15,401
Technology	5.0	460	460
		869,143	881,612
Less: accumulated amortization		(163,281)	(130,531)
Intangible assets, net		$705,862	$751,081

As a result of a decline in the performance of certain asset groups during the first six months of 2009, the Company evaluated such asset groups for impairment and determined that the asset groups were impaired. The Company estimated the fair value of each of the impaired asset groups using the discounted cash flow model. Accordingly, the Company recognized non-cash impairment charges of $23.3 million related to contractual arrangements at Atlantic Aviation during the first six months of 2009. These charges are recorded in amortization of intangibles in the consolidated statement of operations. There were no impairment charges recorded during the year ended December 31, 2010, except for the loss on disposal of assets discussed in Note 5, “Dispositions”.

Amortization expense of intangible assets for the years ended December 31, 2010, 2009 and 2008 totaled $34.9 million, $60.9 million and $61.9 million, respectively.

The estimated future amortization expense for intangible assets to be recognized is as follow ($ in thousands):

2011	$39,658
2012	34,253
2013	34,222
2014	34,097
2015	33,631
Thereafter	514,600
Total	$690,461

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Intangible Assets (Continued)

The goodwill balance as of December 31, 2010 is comprised of the following ($ in thousands):

Goodwill acquired in business combinations, net of disposals	$639,382
Less: accumulated impairment charges	(123,200)
Less: write off of goodwill with disposal of assets	(1,929)
Balance at December 31, 2010	$514,253

The Company tests for goodwill impairment at the reporting unit level on an annual basis and between annual tests if a triggering event indicates impairment. The decline in the Company’s stock price, over the latter part of 2008 and the first half of 2009, has caused the book value of the Company to exceed its market capitalization. The Company performed goodwill impairment tests during the first six months of 2009 and fourth quarter of 2008. The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the test. The first step of the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using cash flow forecasts and comparing those estimated fair values with the carrying values, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value. If the corresponding carrying value is higher than the “implied fair value”, goodwill is written down to reflect the impairment. Based on the testing performed, the Company recorded goodwill impairment charge of $71.2 million and $52.0 million at Atlantic Aviation during the first six months of 2009 and the quarter ended December 31, 2008, respectively. The Company also performed its annual goodwill impairment test in the fourth quarter of 2010 and 2009, and concluded that no further goodwill impairment was required, except for the loss on disposal of assets discussed in Note 5, “Dispositions”.

9. Nonfinancial Assets Measured at Fair Value

The following major categories of nonfinancial assets at the impaired asset groups were written down to fair value during the first six months of 2009 at Atlantic Aviation:

	As of, and for the Year Ended December 31, 2009
Description	Carrying Value	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)(1)	Total Losses
		($ in Thousands)
Property, equipment, land and leasehold improvements, net(2)	$12,643	$5,122	$(7,521)
Intangible assets(3)	37,756	14,430	(23,326)
Goodwill(4)	448,543	377,343	(71,200)
Total	$498,942	$396,895	$(102,047)

(1)	At December 31, 2009, there were no nonfinancial assets measured at fair value using quoted prices in active markets for identical assets (“level 1”) or significant other observable inputs (“level 2”).

(2)	The non-cash impairment charge was recorded in depreciation expense in the consolidated statement of operations.

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Nonfinancial Assets Measured at Fair Value (Continued)

(3)	The non-cash impairment charge was recorded in amortization of intangibles expense in the consolidated statement of operations.

(4)	The non-cash impairment charge was recorded in goodwill impairment in the consolidated statement of operations.

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

Model inputs included:

•	a risk free rate equal to the rate on 20 year U.S. treasury securities;

•	a risk premium based on the risk premium for the U.S. equity market overall;

•	the observed beta of comparable listed companies;

•	a small company risk premium based on historical data provided by Ibbotsons; and

•	a specific company risk premium based on the uncertainty in the market conditions.

The terminal value was based on observed earnings before interest, taxes, depreciation and amortization, or EBITDA, and multiples historically paid in transactions for comparable businesses.

10. Accrued Expenses

Accrued expenses at December 31, 2010 and 2009 consist of the following ($ in thousands):

	December 31, 2010	December 31, 2009

Payroll and related liabilities	$6,506	$6,030
Interest	695	609
Insurance	1,446	1,770
Real estate taxes	987	887
Other	9,681	8,136
	$19,315	$17,432

11. Long-Term Debt

The Company capitalizes its operating businesses separately using non-recourse, project finance style debt. In addition, it had a credit facility at its subsidiary, MIC Inc., with various financial institutions primarily to finance acquisitions and capital expenditures, which matured on March 31, 2010. The facility was repaid in full in December 2009 and no amounts were outstanding under the revolving credit facility as of December 31, 2009 or at the facility’s maturity on March 31, 2010. The Company currently has no indebtedness at the holding company level.

All of the term debt facilities described below contain customary financial covenants, including maintaining or exceeding certain financial ratios, and limitations on capital expenditures and additional debt.

For a description of related party transactions associated with the Company’s long-term debt, see Note 16, “Related Party Transactions”.

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Long-Term Debt (Continued)

At December 31, 2010 and 2009, the Company’s consolidated long-term debt comprised the following ($ in thousands):

	December 31, 2010	December 31, 2009

The Gas Company	$160,000	$179,000
District Energy	170,000	170,000
Atlantic Aviation	808,884	863,279
Total	1,138,884	1,212,279
Less: current portion	(49,325)	(45,900)
Long-term portion	$1,089,559	$1,166,379

At December 31, 2010, future maturities of long-term debt are as follows ($ in thousands):

2011	$49,325
2012	31,135
2013	259,270
2014	799,154
2015	—
Total	$1,138,884

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

The obligations under the credit agreements are secured by security interests in the assets of TGC as well as the equity interests of TGC and HGC. Material terms of the term and revolving credit facilities are presented below:

Facility Terms	Holding Company Debt	Operating Company Debt
Borrowers	HGC	The Gas Company, LLC

Facilities	$80.0 million Term Loan (fully drawn at December 31, 2010 and 2009)	$80.0 million Term Loan (fully drawn at December 31, 2010 and 2009)	$20.0 million Revolver (no amount drawn at December 31, 2010 and $19.0 million drawn at December 31,2009)
Collateral	First priority security interest on HGC’s assets and equity interests	First priority security interest on The Gas Company’s assets and equity interests
Maturity	June, 2013	June, 2013	June, 2013

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Long-Term Debt (Continued)

Facility Terms	Holding Company Debt	Operating Company Debt
Amortization	Payable at maturity	Payable at maturity	Payable at maturity for utility capital expenditures
Interest Rate: Years 1–5	LIBOR plus 0.60%	LIBOR plus 0.40%	LIBOR plus 0.40%
Commitment Fees: Years 1–5	—	—	0.14% on undrawn portion
Interest Rate: Years 6–7	LIBOR plus 0.70%	LIBOR plus 0.50%	LIBOR plus 0.50%
Commitment Fees: Years 6–7	—	—	0.18% on undrawn portion

To hedge the interest commitments under the new term loan, The Gas Company entered into interest rate swaps fixing 100% of the term loans at 4.8375% (excluding the margin).

In addition to customary terms and conditions for secured term loan and revolving credit agreements, the agreements provide that The Gas Company:

•	may not incur more than $7.5 million of new debt; and

•	may not sell or dispose of more than $10.0 million of assets per year.

The facilities also require mandatory repayment if the Company or another entity managed by the Macquarie Group fails to either own 75% of the respective borrowers or control the management and policies of the respective borrowers.

As part of the regulatory approval process of the Company’s acquisition of The Gas Company, the Company agreed to 14 regulatory conditions from The Hawaii Public Utilities Commission that address a variety of matters. The more significant conditions include:

•	the non-recoverability of goodwill, transaction or transition costs in future rate cases;

•	a requirement that The Gas Company and HGC’s ratio of consolidated debt to total capital does not exceed 65%; and,

•	a requirement to maintain $20.0 million in readily available cash resources at The Gas Company, HGC or the Company.

This ratio was 58.0% and 63.2% at December 31, 2010 and 2009, respectively, and $20.0 million in cash resources was readily available at December 31, 2010 and 2009.

The Gas Company also has an uncommitted unsecured short-term borrowing facility of $7.5 million that was renewed during the second quarter of 2010. This credit line bears interest at the lending bank’s quoted rate or prime rate. The facility is available for working capital needs. At December 31, 2010 and December 31, 2009, no amounts were outstanding.

District Energy

District Energy has in place a term loan facility, a capital expenditure loan facility and a revolving loan facility. Proceeds of $150.0 million, drawn under the term loan facility in 2007, were used to repay the previously existing debt outstanding, to pay a $14.7 million make-whole payment, and to pay accrued interest, fees and transaction costs.

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Long-Term Debt (Continued)

Material terms of the facility are presented below:

Facility Terms
Borrower	Macquarie District Energy LLC, or MDE

Facilities	• $150.0 million term loan facility (fully drawn at December 31, 2010 and 2009)
• $20.0 million capital expenditure loan facility (fully drawn at December 31, 2010 and 2009)
• $18.5 million revolving loan facility and letter of credit ($7.1 million utilized at December 31, 2010 and 2009 for letters of credit)

Amortization	Payable at maturity

Interest Type	Floating

Interest rate and fees	• Interest rate:
• LIBOR plus 1.175% or
• Base Rate (for capital expenditure loan and revolving loan facilities only): 0.5% above the greater of the prime rate or the federal funds rate
• Commitment fee: 0.35% on the undrawn portion.

Maturity	September, 2014 for the term loan and capital expenditure facilties; September, 2012 for the revolving loan facility

Mandatory prepayment	• With net proceeds that exceed $1.0 million from the sale of assets not used for replacement assets:
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

Atlantic Aviation

Atlantic Aviation has in place a term loan facility, a capital expenditure facility and a revolving credit facility. On February 25, 2009, Atlantic Aviation amended its credit facility to provide the business additional financial flexibility over the near and medium term. Additionally, under the amended terms, the business will apply all excess cash flow from the business to prepay additional debt whenever the leverage ratio (debt to EBITDA as defined under the loan agreement) is equal to or greater than 6.0x to 1.0 for the trailing twelve

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Long-Term Debt (Continued)

months and will use 50% of excess cash flow to prepay debt whenever the leverage ratio is equal to or greater than 5.5x to 1.0 and below 6.0x to 1.0.

During the first quarter of 2009, the Company provided the business with a capital contribution of $50.0 million. The business paid down $44.6 million of debt and used the remainder of the capital contribution to pay interest rate swap breakage fees and debt amendment costs. In addition, during 2009 the business used $40.6 million of its excess cash flow to prepay $37.0 million of the outstanding principal balance of the term loan and $3.6 million in interest rate swap breakage fees. During 2010, the business used $60.5 million of its excess cash flow to prepay $55.0 million of the outstanding principal balance of the term loan and $5.5 million in interest rate swap breakage fees. The Company has classified $49.3 million relating to Atlantic Aviation’s debt in current portion of long-term debt in the consolidated 2010 balance sheet as it expects to repay this amount during 2011.

In February 2011, Atlantic Aviation used $15.6 million of excess cash flow to prepay $14.5 million of the outstanding principal balance of the term loan debt under this facility and incurred $1.1 million in interest rate swap breakage fees.

The key terms of the loan agreement of Atlantic Aviation, as revised on February 25, 2009, are presented below:

Facility Terms
Borrower	Atlantic Aviation

Facilities	• $900.0 million term loan facility (outstanding balance of $763.3 million and $818.4 million at December 31, 2010 and 2009, respectively)
• $50.0 million capital expenditure facility ($45.4 million and $44.9 million drawn at December 31, 2010 and 2009, respectively)
• $18.0 million revolving working capital and letter of credit facility ($11.7 million and $6.5 million utilized to back letter of credit at December 31, 2010 and 2009, respectively)

Amortization	• Payable at maturity
• Years 1 to 5:
• 100% excess cash flow when Leverage Ratio is 6.0x or above
• 50% excess cash flow when Leverage Ratio is between 6.0x and 5.5x
• 100% of excess cash flow in years 6 and 7

Interest type	Floating

Interest rate and fees	• Years 1–5:
• LIBOR plus 1.6% or
• Base Rate (for revolving credit facility only): 0.6% above the greater of: (i) the prime rate or (ii) the federal funds rate plus 0.5%
• Years 6–7:
• LIBOR plus 1.725% or
• Base Rate (for revolving credit facility only): 0.725% above the greater of: (i) the prime rate or (ii) the federal funds rate plus 0.5%

Maturity	October, 2014

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Long-Term Debt (Continued)

Facility Terms
Mandatory prepayment	• With net proceeds that exceed $1.0 million from the sale of assets not used for replacement assets;
• With net proceeds of any debt other than permitted debt;
• With net insurance proceeds that exceed $1.0 million not used to repair, restore or replace assets;
• In the event of a change of control;
• Additional mandatory prepayment based on leverage grid
• With any FBO lease termination payments received;
• With excess cash flows in years 6 and 7.

Collateral	First lien on the following (with limited exceptions):
• Project revenues;
• Equity of the borrower and its subsidiaries; and
• Insurance policies and claims or proceeds.

To hedge the interest risk associated with commitments under Atlantic Aviation’s term loan, Atlantic Aviation entered into a number of interest rate swaps with various maturity dates to hedge 100% of the term loan through October 16, 2012. As of December 31, 2010, Atlantic has only one remaining swap hedging 100% of the outstanding balance of the term loan, with a hedge rate of 5.19%.

In addition to the debt facilities described above, Atlantic Aviation raised a $3.5 million stand-alone debt facility to partially fund the construction of a new FBO at Oklahoma City Will Rogers Airport. At December 31, 2010, the outstanding balance on the stand-alone facility was $141,000.

12. Derivative Instruments and Hedging Activities

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

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Derivative Instruments and Hedging Activities (Continued)

At December 31, 2010, the Company had $1.1 billion of current and long-term debt, $1.1 billion of which was economically hedged with interest rate swaps and $65.5 million of which was unhedged. At December 31, 2009, the Company had $1.2 billion of current and long-term debt, $1.1 billion of which was economically hedged with interest rate swaps and $83.9 million of which was unhedged.

As discussed in Note 11, “Long-Term Debt”, Atlantic Aviation applies its excess cash flow to prepay debt. As a result, $1.5 million of accumulated other comprehensive loss in the consolidated balance sheet related to Atlantic Aviation’s derivatives was reclassified to interest expense in the consolidated statement of operations for the year ended December 31, 2010. Atlantic Aviation will record additional reclassifications from accumulated other comprehensive loss to interest expense as the business continues to pay down its debt more quickly than anticipated.

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

Effective February 25, 2009 for Atlantic Aviation and effective April 1, 2009 for the Company’s other businesses, the Company elected to discontinue hedge accounting. In prior periods, when the Company applied hedge accounting, changes in the fair value of derivatives that effectively offset the variability of cash flows on the Company’s debt interest obligations were recorded in other comprehensive income or loss. From the dates that hedge accounting was discontinued, all movements in the fair value of the interest rate swaps are recorded directly through earnings. As interest payments are made, a portion of the other comprehensive loss recorded under hedge accounting is also reclassified into earnings. The Company will reclassify into earnings $44.1 million of net derivative losses, included in accumulated other comprehensive loss as of December 31, 2010 over the remaining life of the existing interest rate swaps, of which approximately $20.2 million will be reclassified over the next 12 months.

The Company measures derivative instruments at fair value using the income approach which discounts the future net cash settlements expected under the derivative contracts to a present value. These valuations utilize primarily observable (“level 2”) inputs, including contractual terms, interest rates and yield curves observable at commonly quoted intervals.

The Company’s fair value measurements of its derivative instruments and the related location of the liabilities associated with the hedging instruments within the consolidated balance sheets at December 31, 2010 and December 31, 2009 were as follows:

	Liabilities at Fair Value(1)
	Interest Rate Swap Contracts Not Designated as Hedging Instruments
Balance Sheet Location	December 31, 2010	December 31, 2009
	($ in Thousands)

Fair value of derivative instruments – current liabilities	$(43,496)	$(49,573)
Fair value of derivative instruments – non-current liabilities	(51,729)	(54,794)
Total interest rate derivative contracts	$(95,225)	$(104,367)

(1)	Fair value measurements at reporting date were made using significant other observable inputs (“level 2”).

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Derivative Instruments and Hedging Activities (Continued)

The Company’s hedging activities for the years ended December 31, 2010 and 2009 and the related location within the consolidated financial statements were as follows:

	Derivatives Designated as Hedging Instruments(1)						Derivatives Not Designated as Hedging Instruments(1)
	Amount of Gain Recognized in OCI on Derivatives (Effective Portion) for the Year Ended December 31,		Amount of Loss Reclassified from OCI into Income (Effective Portion) for the Year Ended December 31,		Amount of Loss Recognized in Loss on Derivative Instruments (Ineffective Portion) for the Year Ended December 31,		Amount of Loss Recognized in Interest Expense for the Year Ended December 31,
Financial Statement Account	2010	2009	2010	2009(2)	2010	2009	2010(3)	2009(4)
	($ in Thousands)

Interest expense	$—	$—	$—	$(15,691)	$—	$—	$(85,387)	$(48,239)
Loss on derivative instruments	—	—	—	(25,154)	—	(84)	—	—
Accumulated other comprehensive loss	—	2,848	—	—	—	—	—	—
Total	$—	$2,848	$—	$(40,845)	$—	$(84)	$(85,387)	$(48,239)

(1)	All derivatives are interest rate swap contracts.

(2)	Includes $22.7 million of accumulated other comprehensive losses reclassified into earnings (loss on derivative instruments) resulting from the $44.6 million repayment of debt principal at Atlantic Aviation in the first quarter of 2009. Interest expense represents cash interest paid on derivative instruments, of which $5.2 million is related to the payment of interest rate swap breakage fees in the first quarter of 2009.

(3)	Loss recognized in interest expense for the year ended December 31, 2010 includes $56.5 million in interest rate swap payments and $28.9 million in unrealized derivative losses arising from:

•	the change in fair value of interest rate swaps from the discontinuation of hedge accounting;

•	interest rate swap break fees related to the pay down of debt at Atlantic Aviation; and

•	the reclassification of amounts from accumulated other comprehensive loss into earnings, as Atlantic Aviation pays down its debt more quickly than anticipated.

(4)	Loss recognized in interest expense for the year ended December 31, 2009 includes $40.3 million in interest rate swap payments and $7.9 million in unrealized derivative losses.

All of the Company’s derivative instruments are collateralized by all of the assets of the respective businesses.

13. Notes Payable and Capital Leases

The Company has existing notes payable with various finance companies for the purchase of equipment. The notes are secured by the equipment and require monthly payments of principal and interest. The Company also leases certain equipment under capital leases. The following is a summary of the maturities of the notes payable and the future minimum lease payments under capital leases, together with the present value of the minimum lease payments, as of December 31, 2010 ($ in thousands):

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Notes Payable and Capital Leases (Continued)

	Notes Payable	Capital Leases

2011	$990	$85
2012	93	36
2013	93	14
2014	93	7
2015	78	6
Thereafter	—	—
Present value of minimum payments	1,347	148
Less: current portion	(990)	(85)
Long-term portion	$357	$63

The net book value of equipment under capital leases at December 31, 2010 and 2009 was $238,000 and $291,000, respectively.

14. Members’ Equity

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

The Company has issued the following stock to the Board of Directors under this plan:

Date of Grant	Stock Units Granted	Price of Stock Units Granted	Date of Vesting

December 21, 2004	7,644(1)	$25.00	May 24, 2005
May 25, 2005	15,873	$28.35	May 25, 2006
May 25, 2006	16,869	$26.68	May 23, 2007
May 24, 2007	10,314	$43.63	May 26, 2008
May 27, 2008	14,115	$31.88	June 3, 2009
June 4, 2009	128,205	$3.51	June 2, 2010
June 3, 2010	31,989	$14.07	(2)

(1)	Pro rata basis relating to the period from the closing of the initial public offering through the anticipated date of the Company’s first annual meeting of stockholders.

(2)	Date of vesting will be the day immediately preceding the 2011 annual meeting of the Company’s LLC interest holders.

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Reportable Segments

The Company’s operations are broadly classified into the energy-related businesses and an aviation-related business, Atlantic Aviation. The energy-related businesses consist of two reportable segments: The Gas Company and District Energy. The energy-related businesses also include a 50% investment in IMTT, which is accounted for under the equity method. Financial information for IMTT’s business as a whole is presented below ($ in thousands):

	As of, and for the Year Ended, December 31,
	2010	2009	2008

Revenue	$557,184	$346,175	$352,583

Net income	$72,064	$54,584	$12,109
Interest expense, net	50,335	2,130	23,540
Provision of income taxes	53,521	38,842	9,452
Depreciation and amortization	61,277	55,998	44,615
Unrealized (gains) losses on derivative instruments	—	(3,306)	46,277
Other non-cash (income) expenses	(361)	(590)	601
EBITDA excluding non-cash items(1)	$236,836	$147,658	$136,594

Capital expenditures paid	$107,832	$137,008	$221,700
Property, equipment, land and leasehold improvements, net	1,041,339	987,075	912,887
Total assets balance	1,221,862	1,064,849	1,006,289

(1)	EBITDA consists of earnings before interest, taxes, depreciation and amortization. Non-cash items that are excluded consist of impairments, derivative gains and losses and all other non-cash income and expense items.

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

The revenue from the District Energy segment is included in service revenue and financing and equipment lease income. Included in service revenue is capacity revenue, which relates to monthly fixed contract charges, and consumption revenue, which relates to contractual rates applied to actual usage. Financing and equipment lease income relates to direct financing lease transactions and equipment leases to the business’ various customers. Finance lease revenue, recorded on the consolidated statement of operations,

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Reportable Segments (Continued)

is comprised of the interest portion of lease payments received from equipment leases with various customers. The principal cash receipts on these equipment leases are recorded in the operating activities of the consolidated cash flow statement. District Energy provides its services to buildings primarily in the downtown Chicago, Illinois area and to a casino and a shopping mall located in Las Vegas, Nevada.

Atlantic Aviation

The Atlantic Aviation segment derives the majority of its revenues from fuel sales and from other airport services, including de-icing, aircraft hangarage and other aviation services. All of the revenue of Atlantic Aviation is generated in the United States at 66 airports and one heliport.

Selected information by segment is presented in the following tables. The tables do not include financial data for the Company’s equity investment in IMTT.

Revenue from external customers for the Company’s consolidated reportable segments was as follows ($ in thousands):

	Year Ended December 31, 2010
	Energy-related Businesses
	The Gas Company	District Energy	Atlantic Aviation	Total Reportable Segments
Revenue from Product Sales
Product sales	$96,855	$—	$417,489	$514,344
Product sales – utility	113,752	—	—	113,752
	210,607	—	417,489	628,096
Service Revenue
Other services	—	3,371	155,933	159,304
Cooling capacity revenue	—	21,162	—	21,162
Cooling consumption revenue	—	24,386	—	24,386
	—	48,919	155,933	204,852
Financing and Lease Income
Financing and equipment lease	—	7,843	—	7,843
	—	7,843	—	7,843
Total Revenue	$210,607	$56,762	$573,422	$840,791

	Year Ended December 31, 2009
	Energy-related Businesses
	The Gas Company	District Energy	Atlantic Aviation	Total Reportable Segments
Revenue from Product Sales
Product sales	$79,597	$—	$314,603	$394,200
Product sales – utility	95,769	—	—	95,769
	175,366	—	314,603	489,969
Service Revenue
Other services	—	3,137	171,546	174,683
Cooling capacity revenue	—	20,430	—	20,430
Cooling consumption revenue	—	20,236	—	20,236
	—	43,803	171,546	215,349
Financing and Lease Income
Financing and equipment lease	—	4,758	—	4,758
	—	4,758	—	4,758
Total Revenue	$175,366	$48,561	$486,149	$710,076

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Reportable Segments (Continued)

	Year Ended December 31, 2008
	Energy-related Businesses
	The Gas Company	District Energy	Atlantic Aviation	Total Reportable Segments
Revenue from Product Sales
Product sales	$91,244	$—	$494,810	$586,054
Product sales – utility	121,770	—	—	121,770
	213,014	—	494,810	707,824
Service Revenue
Other services	—	3,115	221,492	224,607
Cooling capacity revenue	—	19,350	—	19,350
Cooling consumption revenue	—	20,894	—	20,894
	—	43,359	221,492	264,851
Financing and Lease Income
Financing and equipment lease	—	4,686	—	4,686
	—	4,686	—	4,686
Total Revenue	$213,014	$48,045	$716,302	$977,361

In accordance with FASB ASC 280 Segment Reporting , the Company has disclosed earnings before interest, taxes, depreciation and amortization (EBITDA) excluding non-cash items as a key performance metric relied on by management in the evaluation of the Company’s performance. Non-cash items include impairments, derivative gains and losses and adjustments for other non-cash items reflected in the statements of operations. The Company believes EBITDA excluding non-cash items provides additional insight into the performance of the operating businesses relative to each other and similar businesses without regard to their capital structure, and their ability to service or reduce debt, fund capital expenditures and/or support distributions to the holding company. EBITDA excluding non-cash items is reconciled to net income or loss.

EBITDA excluding non-cash items for the Company’s consolidated reportable segments is shown in the tables below ($ in thousands). Allocation of corporate expense and the federal tax effect have been excluded as they are eliminated on consolidation.

	Year Ended December 31, 2010
	Energy-related Businesses
	The Gas Company	District Energy	Atlantic Aviation	Total Reportable Segments

Net income (loss)	$11,498	$(2,822)	$(18,294)	$(9,618)
Interest expense, net	16,505	20,671	69,409	106,585
Provision (benefit) for income taxes	7,400	(1,844)	(9,497)	(3,941)
Depreciation	5,826	6,555	23,895	36,276
Amortization of intangibles	823	1,368	32,707	34,898
Loss on disposal of assets(1)	—	—	17,869	17,869
Other non-cash expense (income)	2,384	(1,082)	1,388	2,690
EBITDA excluding non-cash items	$44,436	$22,846	$117,477	$184,759

(1)	Loss on disposal includes write-offs of intangible assets of $10.4 million, property, equipment, land and leasehold improvements of $5.6 million and goodwill of $1.9 million at Atlantic Aviation.

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Reportable Segments (Continued)

	Year Ended December 31, 2009(1)
	Energy-related Businesses
	The Gas Company	District Energy	Atlantic Aviation(2)	Total Reportable Segments

Net income (loss)	$11,836	$1,182	$(90,377)	$(77,359)
Interest expense, net	9,250	8,995	72,929	91,174
Provision (benefit) for income taxes	7,619	773	(61,009)	(52,617)
Depreciation	5,991	6,086	30,822	42,899
Amortization of intangibles	838	1,368	58,686	60,892
Goodwill impairment	—	—	71,200	71,200
Loss on derivative instruments	327	1,378	23,331	25,036
Other non-cash expense	1,771	1,009	903	3,683
EBITDA excluding non-cash items	$37,632	$20,791	$106,485	$164,908

(1)	Reclassified to conform to current period presentation.

(2)	Includes non-cash impairment charges of $102.0 million recorded during the first six months of 2009, consisting of $71.2 million related to goodwill, $23.3 million related to intangible assets (in amortization of intangibles) and $7.5 million related to property, equipment, land and leasehold improvements (in depreciation).

	Year Ended December 31, 2008
	Energy-related Businesses
	The Gas Company	District Energy	Atlantic Aviation(1)	Total Reportable Segments

Net income (loss)	$6,283	$691	$(44,348)	$(37,374)
Interest expense, net	9,390	10,341	62,967	82,698
Provision (benefit) for income taxes	4,044	242	(29,936)	(25,650)
Depreciation	5,883	5,813	34,257	45,953
Amortization of intangibles	856	1,372	59,646	61,874
Goodwill impairment	—	—	52,000	52,000
Loss (gain) on derivative instruments	221	(26)	1,871	2,066
Other non-cash expense	1,180	2,654	624	4,458
EBITDA excluding non-cash items	$27,857	$21,087	$137,081	$186,025

(1)	Includes non-cash impairment charges of $87.5 million recorded during the fourth quarter of 2008, consisting of $52.0 million related to goodwill, $21.7 million related to intangible assets (in amortization of intangibles) and $13.8 million related to property, equipment, land and leasehold improvements (in depreciation).

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Reportable Segments (Continued)

Reconciliations of consolidated reportable segments’ EBITDA excluding non-cash items to consolidated net income (loss) from continuing operations before income taxes are as follows ($ in thousands):

	Year Ended December 31,
	2010	2009	2008

Total reportable segments EBITDA excluding non-cash items	$184,759	$164,908	$186,025
Interest income	29	119	1,090
Interest expense	(106,834)	(95,456)	(88,652)
Depreciation(1)	(36,276)	(42,899)	(45,953)
Amortization of intangibles(2)	(34,898)	(60,892)	(61,874)
Selling, general and administrative—corporate	(7,360)	(9,707)	(4,205)
Fees to manager	(10,051)	(4,846)	(12,568)
Equity in earnings and amortization charges of investees	31,301	22,561	1,324
Goodwill impairment	—	(71,200)	(52,000)
Loss on disposal of assets(3)	(17,869)	—	—
Loss on derivative instruments	—	(25,238)	(2,843)
Other expense, net	(1,492)	(1,852)	(4,001)
Total consolidated net income (loss) from continuing operations before income taxes	$1,309	$(124,502)	$(83,657)

(1)	Depreciation includes depreciation expense for District Energy, which is reported in cost of services in the consolidated statement of operations. Depreciation also includes non-cash impairment charges of $7.5 million and $13.8 million recorded by Atlantic Aviation during the first six months of 2009 and the fourth quarter of 2008, respectively.

(2)	Amortization expense includes non-cash impairment charges of $23.3 million and $21.7 million for contractual arrangements recorded by Atlantic Aviation during the first six months of 2009 and the fourth quarter of 2008, respectively.

(3)	Loss on disposal includes write-offs of intangible assets of $10.4 million, property, equipment, land and leasehold improvements of $5.6 million and goodwill of $1.9 million at Atlantic Aviation.

Capital expenditures for the Company’s reportable segments were as follows ($ in thousands):

	Year Ended December 31,
	2010	2009	2008

The Gas Company	$10,755	$7,388	$9,720
District Energy	1,504	12,095	5,378
Atlantic Aviation	10,431	10,837	34,462
Total	$22,690	$30,320	$49,560

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Reportable Segments (Continued)

Property, equipment, land and leasehold improvements, goodwill and total assets for the Company’s reportable segments as of December 31 were as follows ($ in thousands):

	Property, Equipment, Land and Leasehold Improvements		Goodwill		Total Assets
	2010	2009(1)	2010	2009(2)	2010	2009

The Gas Company	$149,542	$143,783	$120,193	$120,193	$350,428	$344,876
District Energy	146,623	151,543	18,647	18,647	228,480	234,847
Atlantic Aviation	267,286	284,761	375,413	377,342	1,410,052	1,473,228
Total	$563,451	$580,087	$514,253	$516,182	$1,988,960	$2,052,951

(1)	Includes non-cash impairment charge of $7.5 million recorded during the first six months of 2009 at Atlantic Aviation.

(2)	Includes a non-cash goodwill impairment charge of $71.2 million recorded during the first six months of 2009 at Atlantic Aviation.

Reconciliation of reportable segments’ total assets to consolidated total assets ($ in thousands):

	As of December 31,
	2010	2009

Total assets of reportable segments	$1,988,960	$2,052,951
Investment in IMTT	223,792	207,491
Assets of discontinued operations held for sale	—	86,695
Corporate and other	(16,010)	(7,916)
Total consolidated assets	$2,196,742	$2,339,221

16. Related Party Transactions

Management Services Agreement with Macquarie Infrastructure Management (USA) Inc. (the Manager)

The Manager acquired 2,000,000 shares of trust stock concurrently with the closing of the initial public offering in December 2004, with an aggregate purchase price of $50.0 million, at a purchase price per share equal to the initial public offering price of $25.00, which were exchanged for LLC interests on June 25, 2007. Pursuant to the terms of the Management Agreement (discussed below), the Manager may sell these LLC interests at any time. The Manager has also received additional shares of trust stock and LLC interests (the LLC interests replacing the trust stock following the dissolution of the Trust in June 2007) by reinvesting some performance fees and base management fees. As part of the equity offering which closed in July 2007, the Manager sold 599,000 of its LLC interests at a price of $40.99 per LLC interest. At December 31, 2010, the Manager held 3,797,557 LLC interests of the Company.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Related Party Transactions (Continued)

In accordance with the Management Agreement, the Manager is entitled to a quarterly base management fee based primarily on the Company’s market capitalization, and a performance fee, based on the performance of the Company’s stock relative to a U.S. utilities index. Base management fee payable to the Manager, and the Manager’s reinvestment of the base management fee in the Company’s LLC interests, for the years ended December 31, 2010, 2009 and 2008 were as follows ($ in thousands):

	Year Ended December 31,
	2010(1)	2009(2)	2008

Base management fee	$10,051	$4,846	$12,568

(1)	During 2010, the Manager elected to reinvest the base management fee for the first quarter of 2010 in LLC interests and the Company issued 155,375 LLC interests to the Manager during the second quarter of 2010. The base management fee for the fourth quarter of 2010 will be reinvested in LLC interests during the first quarter of 2011.

(2)	During 2009, the Manager elected to reinvest the base management fee for the second, third and fourth quarters of 2009 in LLC interests and the Company issued 149,795 LLC interests, 180,309 LLC interests and 138,955 LLC interests, respectively, to the Manager during the third and fourth quarters of 2009 and first quarter of 2010, respectively.

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

The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its base management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries and investments, income taxes, audit and legal fees, acquisitions and dispositions and its compliance with applicable laws and regulations. During the years ended December 31, 2010, 2009 and 2008, the Manager charged the Company $323,000, $275,000 and $274,000, respectively, for reimbursement of out-of-pocket expenses. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in due to manager-related party in the consolidated balance sheet.

Advisory and Other Services from the Macquarie Group

The Macquarie Group, and wholly-owned subsidiaries within the Macquarie Group, including Macquarie Bank Limited, or MBL, and Macquarie Capital (USA) Inc., or MCUSA, have provided various advisory and other services and incurred expenses in connection with the Company’s equity raising activities, acquisitions and debt structuring for the Company and its businesses. Underwriting fees are recorded in members’ equity as a direct cost of equity offerings. Advisory fees and out-of-pocket expenses relating to acquisitions are expensed as incurred. Debt arranging fees are deferred and amortized over the term of the credit facility. Amounts relating to these transactions comprise of the following ($ in thousands):

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Related Party Transactions (Continued)

Year Ended December 31, 2010
Holding company debt restructuring advice	— advisory services from MCUSA	$500

Year Ended December 31, 2009
Sale of 49.99% of noncontrolling	— advisory services from MCUSA	$1,294
interest stake of District Energy to John Hancock	— reimbursement of out-of-pocket expenses to MCUSA	15

Strategic review of alternatives	— advisory services from MCUSA	300
available to the Company	— reimbursement of out-of-pocket expenses to MCUSA	2

Atlantic Aviation’s accounts receivable management consulting services	— consulting services from Macquarie Business Improvement and Strategy, or MBIS	159
	— reimbursement of out-of-pocket expenses to MBIS	71

PCAA restructuring advice	— advisory services from MCUSA	200
	— reimbursement of out-of-pocket expenses to MCUSA	3

Atlantic Aviation’s debt amendment	— debt arranging services from MCUSA	970

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

Year Ended December 31, 2010
Revolving credit facility commitment provided by Macquarie Group during January 1, 2010 through March 30, 2010(1)	$4,444
Revolving credit facility commitment provided by Macquarie Group at March 31, 2010(2)	—
Portion of revolving credit facility commitment from Macquarie Group drawn down, as of March 31, 2010(2)(3)	—
Interest expense on Macquarie Group portion of the drawn down commitment, for the quarter ended March 31, 2010	—
Commitment fees to the Macquarie Group, for quarter ended March 31, 2010	5

Year Ended December 31, 2009
Revolving credit facility commitment provided by Macquarie Group during the period January 1, 2009 through April 13, 2009(4)	$66,667
Revolving credit facility commitment provided by Macquarie Group during the period April 14, 2009 through December 30, 2009(1)	21,556
Revolving credit facility commitment provided by Macquarie Group on December 31, 2009	4,444
Portion of revolving credit facility commitment from Macquarie Group drawn down, as of December 31, 2009(5)	—
Macquarie Group portion of the principal payments made to the revolving credit facility during the year ended December 31, 2009(5)	15,333

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Related Party Transactions (Continued)

Interest expense on Macquarie Group portion of the drawn down commitment, for the year ended December 31, 2009	599
Commitment fees to the Macquarie Group, for year ended December 31, 2009	100

(1)	On December 31, 2009, the Company elected to reduce the available principal on its revolving credit facility from $97.0 million to $20.0 million. This resulted in a decrease in the Macquarie Group’s total commitment under its revolving credit facility from $21.6 million to $4.4 million.

(2)	The holding company’s revolving credit facility matured on March 31, 2010.

(3)	On December 28, 2009, the Company repaid the entire outstanding principal balance on its revolving credit facility.

(4)	On April 14, 2009, the Company elected to reduce the available principal on its revolving credit facility from $300.0 million to $97.0 million. This resulted in a decrease in the Macquarie Group’s total commitment under the revolving credit facility from $66.7 million to $21.6 million.

(5)	On December 28, 2009, using the net cash proceeds from the sale of the 49.99% noncontrolling interest in District Energy, and cash on hand, the Company repaid the outstanding principal balance on the MIC Inc. revolving credit facility.

Derivative Instruments and Hedging Activities

The Company has derivative instruments in place to fix the interest rate on certain outstanding variable-rate term loan facilities. MBL has provided interest rate swaps for Atlantic Aviation, which matured in December 2010, and The Gas Company. At December 31, 2009, Atlantic Aviation had $818.4 million of its variable-rate term loans hedged, of which MBL was providing the interest rate swaps for a notional amount of $307.0 million. The remainder of the swaps are from an unrelated third party. During the years ended December 31, 2010, 2009 and 2008, Atlantic Aviation made net payments to MBL of $13.0 million, $14.1 million and $5.8 million, respectively, in relation to these swaps.

As discussed in Note 11, “Long-Term Debt”, for years ended December 31, 2010 and 2009, Atlantic Aviation paid $5.5 million and $8.8 million, respectively, in interest rate swap breakage fees, of which $496,000 and $1.8 million, respectively, was paid to MBL.

At December 31, 2010 and 2009, The Gas Company had $160.0 million of its term loans hedged, of which MBL was providing the interest rate swaps for a notional amount of $48.0 million. The remainder of the swaps are from an unrelated third party. During the years ended December 31, 2010, 2009 and 2008, The Gas Company made net payments to MBL of $2.1 million, $1.9 million and $685,000, respectively, in relation to these swaps.

Other Transactions

In September 2010, The Gas Company purchased casualty insurance coverage from insurance underwriters who pay commission to Macquarie Insurance Facility, or MIF, an indirect subsidiary of Macquarie Group Limited. The Gas Company does not make any payments directly to MIF.

In August 2010, Macquarie AirFinance, or MAF, an indirect subsidiary of Macquarie Group Limited, parked an aircraft at one of Atlantic Aviation’s airports. During the year ended December 31, 2010, Atlantic Aviation recorded $11,000 in revenue from MAF’s agent. As of December 31, 2010, there were no receivable balance outstanding from MAF.

During the year ended December 31, 2010, Atlantic Aviation entered into a copiers lease agreement with Macquarie Equipment Finance, or MEF, an indirect subsidiary of Macquarie Group Limited. For the year ended December 31, 2010, Atlantic Aviation incurred $31,000 in lease expense on these copiers. As of

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Related Party Transactions (Continued)

December 31, 2010, Atlantic Aviation had prepaid the January 2011 monthly payment to MEF for $2,000, which is included in prepaid expenses in the consolidated balance sheet.

On March 30, 2009, The Gas Company entered into licensing agreements with Utility Service Partners, Inc. and America’s Water Heater Rentals, LLC, both indirect subsidiaries of Macquarie Group Limited, to enable these entities to offer products and services to The Gas Company’s customer base. No payments were made under these arrangements during the years ended December 31, 2010 and 2009.

On August 29, 2008, Macquarie Global Opportunities Partners, or MGOP, a private equity fund managed by the Macquarie Group, completed the acquisition of the jet membership, retail charter and fuel management business units previously owned by Sentient Jet Holdings, LLC. The new company is called Sentient Flight Group (referred to hereafter as “Sentient”). Sentient was an existing customer of Atlantic Aviation. For the years ended December 31, 2010, 2009 and 2008, Atlantic Aviation recorded $16.6 million, $9.6 million and $3.6 million, respectively, in revenue from Sentient. As of December 31, 2010 and 2009, Atlantic Aviation had $269,000 and $195,000, respectively, in receivables from Sentient, which is included in accounts receivable in the consolidated balance sheets. During the year ended December 31, 2010, Atlantic Aviation paid $15,000 to Sentient for charter services rendered.

In addition, the Company and several of its subsidiaries have entered into a licensing agreement with the Macquarie Group related to the use of the Macquarie name and trademark. The Macquarie Group does not charge the Company any fees for this license.

17. Income Taxes

The Company and its wholly-owned subsidiaries are subject to income taxes. The Company files a consolidated U.S. income tax return with its wholly-owned subsidiaries. District Energy and IMTT each file separate consolidated federal income tax returns with their respective subsidiaries. The Company includes in its taxable income, the taxable portion of distributions received from its interests in IMTT and District Energy. Generally, the taxable portion of these distributions qualify for the 80% dividends received deduction.

Components of the Company’s income tax benefit related to loss from continuing operations for the years ended December 31, 2010, 2009 and 2008 were as follows ($ in thousands):

	Year Ended December 31,
	2010	2009	2008
Current taxes:
Federal	$—	$334	$—
State	2,401	1,859	2,536
Total current taxes	$2,401	$2,193	$2,536
Deferred tax benefit:
Federal	$(6,122)	$(20,175)	$(12,849)
State	(3,171)	(7,333)	(3,748)
Total deferred tax benefit	(9,293)	(27,508)	(16,597)
Change in valuation allowance	(1,805)	9,497	—
Total tax benefit	$(8,697)	$(15,818)	$(14,061)

The Company’s sale in 2010 of its investment in the off airport parking business, PCAA, resulted in a capital loss of approximately $10.4 million, which the Company expects to carryback to offset, in part, the 2009 capital gain on the sale of the 49.99% interest in District Energy. This carryback will reduce the federal NOL used in 2009 by approximately $10.4 million.

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Income Taxes (Continued)

The Company sold 49.99% of District Energy in 2009 and converted a holding company within the District Energy group from an entity disregarded for income tax purposes to a taxable corporation, resulting in $10.2 million income tax provision. This provision has been reflected as a reduction in the $32.2 million gain on the sale and recorded in additional paid in capital in the consolidated 2009 balance sheet. This taxable income was offset by the Company’s other consolidated taxable loss and its NOL carryforwards in 2009.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are presented below ($ in thousands):

	At December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$66,901	$58,801
Lease transaction costs	1,478	1,638
Deferred revenue	1,286	1,311
Accrued compensation	9,616	9,136
Accrued expenses	1,953	1,503
Partnership basis differences	—	50,466
Other	1,630	1,403
Unrealized losses	38,093	41,904
Allowance for doubtful accounts	244	653
Total gross deferred tax assets	121,201	166,815
Less: valuation allowance	(9,173)	(20,571)
Net deferred tax assets after valuation allowance	$112,028	$146,244
Deferred tax liabilities:
Intangible assets	$(162,615)	$(148,286)
Investment basis difference	(4,043)	—
Property and equipment	(81,500)	(81,041)
Prepaid expenses	(1,168)	(1,434)
Total deferred tax liabilities	(249,326)	(230,761)
Net deferred tax liability	(137,298)	(84,517)
Less: current deferred tax asset	(19,030)	(23,323)
Noncurrent deferred tax liability	$(156,328)	$(107,840)

At December 31, 2010, the Company and its wholly owned subsidiaries had NOL carryforwards for federal income tax purposes of approximately $140.9 million, which are available to offset future taxable income, if any, through 2029. Approximately $35.0 million of these NOLs may be limited, on an annual basis, due to the change of control for tax purposes of the respective subsidiaries in which such losses were incurred. In addition, District Energy has NOL carryforwards of approximately $19.8 million, all of which are subject to limitations on realization due to a change in control for tax purposes in 2010.

In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The sale of a 49.99% interest in District Energy precludes including that business in the Company’s consolidated federal income tax return from the date of sale. Accordingly, the net deferred tax liabilities of that business, approximately $43.8 million, cannot be considered in evaluating the ultimate realization of the Company’s deferred tax assets.

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Income Taxes (Continued)

In 2010, the Company’s management concluded that the reversal of deferred tax liabilities should more likely than not result in the ultimate realization of all but approximately $2.8 million of federal deferred tax assets. The Company has also provided a valuation allowance of approximately $6.4 million for the realization of certain state NOL carryforwards, for a total valuation allowance of approximately $9.2 million. In 2010, the Company’s valuation allowance for both federal and state deferred tax assets decreased by approximately $11.4 million from approximately $20.6 million at December 31, 2009. The net decrease includes an approximate $9.6 million decrease reflected in net income from discontinued operations, an approximate $2.5 million decrease reflected in federal tax expense or benefit from continuing operations and an increase of approximately $745,000 included in state income tax expense or benefit from continuing operations.

As of December 31, 2010, the Company had approximately $137.3 million in net deferred tax liabilities. A significant portion of the Company’s deferred tax liabilities relates to tax basis temporary differences of both intangible assets and property and equipment and the Company’s unrealized liability on derivatives. The Company records the acquisitions of consolidated businesses under the purchase method of accounting and accordingly recognizes a significant increase to the value of the intangible assets and to property and equipment. For tax purposes, the Company may assume the existing tax basis of the acquired businesses, in which cases the Company records a deferred tax liability to reflect the increase in the purchase accounting basis of the assets acquired over the carryover income tax basis. This liability will reduce in future periods as these temporary differences reverse.

Income tax benefit attributable to income from continuing operations was $8.7 million, $15.8 million and $14.1 million for the years ended December 31, 2010, 2009 and 2008, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as a result of the following:

	Year Ended December 31,
	2010	2009	2008

Tax provision (benefit) at U.S. statutory rate	$458	$(43,746)	$(29,484)
Impairment of non-deductible intangibles	675	18,601	13,684
Permanent and other differences between book and federal taxable income	(1,680)	1,073	(49)
State income taxes, net of federal benefit	(502)	(3,559)	(788)
Income attributable to joint venture partner in Northwind Aladdin	(449)	—	—
District Energy taxable dividend income in excess of book income	3,584	—	—
IMTT book income in excess of taxable dividend income	(5,693)	(7,895)	5,425
Federal dividends received deduction on IMTT and District Energy dividends	(7,068)	—	(4,710)
Increase in book basis in excess of tax basis in IMTT	4,043	—	—
Change in District Energy tax status	—	10,211	—
True-up of deferred tax balances	—	—	1,861
Change in valuation allowance	(2,065)	9,497	—
Total tax benefit	$(8,697)	$(15,818)	$(14,061)

Uncertain Tax Positions

It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Income Taxes (Continued)

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

In 2010, the Internal Revenue Service began an audit of the Company’s amended 2006 federal income tax return. The Company does not expect the audit will result in any changes to the return as filed. Also, in 2010, New York State, Illinois and Mississippi began examinations of various state income returns filed by the Company or its subsidiaries. The Company does not expect the results of those state income tax return audits to be material to its financial statements.

The following table sets forth a reconciliation of the Company’s unrecognized tax benefits from January 1, 2010 to December 31, 2010 ($ in thousands).

Balance as of January 1, 2010	$336
Current year increases	32
Balance as of December 31, 2010	$368

18. Leases

The Company leases land, buildings, office space and certain office equipment under noncancellable operating lease agreements that expire through April 2057.

Future minimum rental commitments at December 31, 2010 are as follows ($ in thousands):

2011	$33,358
2012	32,322
2013	31,283
2014	29,969
2015	27,888
Thereafter	256,953
Total	$411,773

Rent expense under all operating leases for the years ended December 31, 2010, 2009 and 2008 was $35.9 million, $34.9 million and $34.2 million, respectively.

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Employee Benefit Plans

401(k) Savings Plan

In 2006, MIC Inc. established a defined contribution plan under section 401(k) of the Internal Revenue Code, allowing eligible employees of the consolidated businesses to contribute a percentage of their annual compensation up to an annual amount as set by the IRS. Prior to this, each of the consolidated businesses maintained their own plans. Following the establishment of the MIC Inc. Plan, Atlantic Aviation, District Energy and PCAA consolidated their plans under the MIC Inc. Plan. Subsequent to the sale in bankruptcy of PCAA in June 2010, the eligible employees of PCAA are no longer allowed to participate in the Plan. In addition, District Energy started their own defined contribution plan following the sale of 49.99% of noncontrolling interest in December 2009. The Gas Company also sponsored a 401(k) plan for eligible employees of that business. On January 1, 2008, employees in The Gas Company 401(k) plan were added to the MIC Inc. Plan. The Company completed the merger of The Gas Company plan into the MIC Inc. Plan in the first quarter of 2008.

The employer contribution to these plans ranges from 0% to 6% of eligible compensation. For the years ended December 31, 2010, 2009 and 2008, contributions were approximately $1.0 million, $1.3 million and $1.1 million, respectively.

Union Pension Plan

The Gas Company has a Defined Benefit Pension Plan for Classified Employees of GASCO, Inc. (the DB Plan) that accrues benefits pursuant to the terms of a collective bargaining agreement. The DB Plan is non-contributory and covers all bargaining unit employees who have met certain service and age requirements. The benefits are based on a flat rate per year of service through the date of employment termination or retirement. The Gas Company made contributions to the DB Plan of $2.6 million during 2010 and $2.9 million during 2009. Future contributions will be made to meet ERISA funding requirements. The DB Plan’s trustee, First Hawaiian Bank, handles the DB Plan’s assets and as an investment manager, invests them in a diversified portfolio of equity and fixed-income securities. The projected benefit obligation for the DB Plan totaled $38.2 million at December 31, 2010 and $35.3 million at December 31, 2009. The DB Plan has assets of $25.6 million and $21.9 million at December 31, 2010 and 2009, respectively.

The Gas Company expects to make contributions in 2011 and annually for at least five years as it complies with the requirements of the Pension Protection Act of 2006. The annual amount of contributions will be dependent upon a number of factors such as market conditions and changes to regulations. However, for the 2011 calendar year, the Company expects to make contributions of approximately $2.1 million.

In May 2008, The Gas Company entered into a new five-year collective bargaining agreement which increased the benefits for participants and that immediately froze the plan to new participants. The benefit increases will occur annually for three years after which there will be no further increase to the flat rate. Participants will, however, continue to accrue years of service toward their final benefit. The financial effects of the new agreement are included below as “Plan amendments”.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Employee Benefit Plans (Continued)

retirees and spouses up until age 65. After age 65, The Gas Company pays for medical premiums up to a maximum of $150 per month. The retirees are also provided $1,000 of life insurance benefits.

Additional information about the fair value of the benefit plan assets, the components of net periodic cost, and the projected benefit obligation as of December 31, 2010 and 2009, and for the years ended December 31, 2010 and 2009 is as follows ($ in thousands):

	DB Plan Benefits		PMLI Benefits
	2010	2009	2010	2009
Change in benefit obligation:
Benefit obligation – beginning of period	$35,250	$31,167	$2,095	$1,744
Service cost	696	629	45	42
Interest cost	1,950	1,888	113	113
Participant contributions	—	—	63	60
Actuarial losses	2,039	3,251	62	252
Benefits paid	(1,718)	(1,685)	(141)	(116)
Benefit obligation – end of year	$38,217	$35,250	$2,237	$2,095

Change in plan assets:
Fair value of plan assets – beginning of period	$21,911	$16,652	$—	$—
Actual return on plan assets	2,807	4,170	—	—
Employer/participant contributions	2,648	2,901	141	116
Expenses paid	(96)	(127)	—	—
Benefits paid	(1,718)	(1,685)	(141)	(116)
Fair value of plan assets – end of year	$25,552	$21,911	$—	$—

The funded status of The Gas Company’s balance sheet at December 31, 2010 and 2009, are presented in the following table ($ in thousands):

	DB Plan Benefits		PMLI Benefits
	2010	2009	2010	2009
Funded status
Funded status at end of year	$(12,664)	$(13,339)	$(2,237)	$(2,095)
Net amount recognized in balance sheet	$(12,664)	$(13,339)	$(2,237)	$(2,095)

Amounts recognized in balance sheet consists of:
Current liabilities	$—	$—	$(168)	$(120)
Noncurrent liabilities	(12,664)	(13,339)	(2,069)	(1,975)
Net amount recognized in balance sheet	$(12,664)	$(13,339)	$(2,237)	$(2,095)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss:
Prior service cost	$(310)	$(465)	$—	$—
Accumulated loss	(7,908)	(7,379)	(376)	(325)
Accumulated other comprehensive loss	(8,218)	(7,844)	(376)	(325)
Net periodic benefit cost in excess of cumulative employer contributions	(4,446)	(5,495)	(1,861)	(1,770)
Net amount recognized in balance sheet	$(12,664)	$(13,339)	$(2,237)	$(2,095)

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Employee Benefit Plans (Continued)

The components of net periodic benefit cost and other changes in other comprehensive income for the plans are shown below ($ in thousands):

	DB Plan Benefits		PMLI Benefits
	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$696	$629	$45	$42
Interest cost	1,950	1,888	113	113
Expected return on plan assets	(1,566)	(1,221)	—	—
Recognized actuarial loss	364	413	11	—
Amortization of prior service cost	155	155	—	—
Net periodic benefit cost	$1,599	$1,864	$169	$155

Other changes recognized in other comprehensive loss:
Prior service cost arising during period	$—	$—	$—	$—
Net loss arising during period	894	429	62	253
Amortization of prior service cost	(155)	(155)	—	—
Amortization of loss	(364)	(412)	(11)	—
Total recognized in other comprehensive loss	$375	$(138)	$51	$253

	DB Plan Benefits		PMLI Benefits
	2010	2009	2010	2009
Estimated amounts that will be amortized from accumulated other comprehensive loss over the next year:
Amortization of prior service cost	$155	$155	$—	$—
Amortization of net loss	394	395	17	17

Weighted average assumptions to determine benefit obligations:
Discount rate	5.20%	5.70%	5.00%	5.60%
Rate of compensation increase	N/A	N/A	N/A	N/A
Measurement date	December 31	December 31	December 31	December 31

Weighted average assumptions to determine net cost:
Discount rate	5.70%	6.20%	5.60%	6.30%
Expected long-term rate of return on plan assets during fiscal year	7.25%	7.25%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

Assumed healthcare cost trend rates:
Initial health care cost trend rate			8.70%	9.00%
Ultimate rate			4.50%	4.50%
Year ultimate rate is reached			2028	2028

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Employee Benefit Plans (Continued)

The Gas Company’s overall investment strategy is to achieve a mix of approximately 65% of investments in equities for long-term growth and 35% in fixed income securities for asset allocation purposes as well as near-term needs. The Gas Company has instructed the trustee, the investment manager, to maintain the allocation of the DB Plan’s assets between equity mutual fund securities and fixed income mutual fund securities within the pre-approved parameters set by the management of The Gas Company. The DB Plan weighted average asset allocation at December 31, 2010 and 2009 was:

	2010	2009

Equity instruments	65%	65%
Fixed income securities	34%	34%
Cash	1%	1%
Total	100%	100%

The expected return on plan assets of 7.25% was estimated based on the allocation of assets and management’s expectations regarding future performance of the investments held in the investment portfolio. The asset allocations of The Gas Company’s pension benefits as of December 31, 2010 measurement dates were as follows ($ in thousands):

	Fair Value Measurements at December 31, 2010 Pension Benefits — Plan Assets
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category:
Cash and money market	$309	$25	$284	$—

Equity securities:
U.S. large-cap growth(1)	2,295	2,295	—	—
U.S. large-cap blend(2)	6,591	6,591	—	—
U.S. large-cap value(3)	2,309	2,309	—	—
U.S. mid-cap blend(4)	983	983	—	—
U.S. small-cap growth(5)	985	985	—	—
International large-cap blend(6)	3,314	3,314	—	—

Fixed income securities:
Intermediate term corporate bonds(7)	7,024	7,024	—	—
Short term corporate bonds(8)	1,742	1,742	—	—
Total	$25,552	$25,268	$284	$—

(1)	This fund seeks to track the performance of the MSCI U.S. Prime Market Growth Index, a broadly diversified index of growth stocks of large U.S. companies.

(2)	This fund seeks to track the performance of the MSCI U.S. Broad Market Index, which consists of all the U.S. common stocks traded regularly on the New York Stock Exchange and the Nasdaq over-the counter market.

(3)	This fund seeks long-term capital appreciation and income. The fund invests mainly in mid- and large- capitalization companies whose stocks are considered by an advisor to be undervalued.

(4)	This fund seeks long-term capital appreciation. The fund normally invests in small- and mid- capitalization domestic stocks based on an advisor’s assessment of the relative return potential of the securities.

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Employee Benefit Plans (Continued)

(5)	This fund seeks to provide long-term capital appreciation. The fund invests mainly in the stocks of small companies.

(6)	This fund seeks to track the performance of a benchmark index that measures the investment return of stocks issued by companies located in Europe, the Pacific region and emerging markets countries.

(7)	These funds seek to provide a moderate and sustainable level of current income by investing in bonds with an average weighted maturity of between five and ten years.

(8)	This fund seeks to provide current income. It invests at least 80% of assets in short and intermediate term corporate bonds and other corporate fixed income obligations. It typically maintains an average weighted maturity of between one and four years.

The discount rates of 5.20% and 5.00% for the DB Plan and PMLI Plan, respectively, were based on high quality corporate bond rates that approximate the expected settlement of obligations. The estimated future benefit payments for the next ten years are as follows ($ in thousands):

	DB Plans Benefits	PMLI Benefits

2011	2,136	168
2012	2,270	179
2013	2,370	185
2014	2,475	158
2015	2,516	177
Thereafter	13,129	858

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

Dispute Proceedings between MIC and Co-investor in IMTT

The Company has formally initiated the dispute resolution process in the Shareholders’ Agreement governing the Company’s investment in IMTT as a result of disagreement with the co-investor regarding the distribution of certain funds from the cash flow of IMTT. The Company intends to proceed to arbitration with the co-investor if a satisfactory resolution cannot be reached within the timeframe prescribed in the Shareholders’ Agreement.

Except noted above, there are no material legal proceedings pending other than ordinary routine litigation incidental to the Company’s businesses.

21. Dividends

The Company’s Board of Directors declared the following dividends during 2008:

Date Declared	Quarter Ended	Holders of Record Date	Payment Date	Dividend per LLC Interest

February 25, 2008	December 31, 2007	March 5, 2008	March 10, 2008	$0.635
May 5, 2008	March 31, 2008	June 4, 2008	June 10, 2008	$0.645
August 4, 2008	June 30, 2008	September 4, 2008	September 11, 2008	$0.645
November 4, 2008	September 30, 2008	December 3, 2008	December 10, 2008	$0.200

MACQUARIE INFRASTRUCTURE COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Dividends (Continued)

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

22. Quarterly Data (Unaudited)

The data shown below relates to the Company’s continuing operations and includes all adjustments which the Company considers necessary for a fair presentation of such amounts.

	Operating Revenue			Operating Income (Loss)			Net (Loss) Income
	2010	2009	2008	2010	2009	2008	2010	2009	2008
	($ in Thousands)
Quarter ended:
March 31	$201,304	$167,496	$259,808	$22,476	$(26,748)	$26,886	$(5,465)	$(46,435)	$843
June 30	204,692	163,408	267,123	20,604	(39,433)	24,308	400	(26,838)	10,329
September 30	213,298	185,562	258,312	26,781	22,095	24,613	8,976	(16,716)	2,516
December 31	221,497	193,610	192,118	6,240	17,028	(70,185)	6,095	(18,695)	(83,284)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
	($ in Thousands)
Allowance for Doubtful Accounts
For the Year Ended December 31, 2008	$1,899	$1,543	$(1,301)	$2,141
For the Year Ended December 31, 2009	2,141	3,401	(3,913)	1,629
For the Year Ended December 31, 2010	1,629	483	(1,499)	613

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Management’s Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our chief executive officer and chief financial officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13(a)-15(e) of the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2010. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Management used the framework set forth in the report entitled “Internal Control-Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (referred to as “COSO”) to evaluate the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.

As a result of its evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their report appearing on page 152, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.

(c) Attestation Report of Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Macquarie Infrastructure Company LLC:

We have audited Macquarie Infrastructure Company LLC’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Macquarie Infrastructure Company LLC’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Macquarie Infrastructure Company LLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Macquarie Infrastructure Company LLC and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, members’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 23, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Dallas, Texas
February 23, 2011

(d) Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) was identified in connection with the evaluation described in (b) above during the fiscal quarter ended December 31, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company will furnish to the Securities and Exchange Commission a definitive proxy statement not later than 120 days after the end of the fiscal year ended December 31, 2010.

The information required by this Item 10 is included under the captions “Election of Directors,” “Governance Information” and “Section 16(A) Beneficial Ownership Reporting Compliance” in our proxy statement for our 2011 annual meeting of shareholders and is incorporated herein by reference.

Our Code of Ethics and Conduct applies to all of our directors, officers and employees as well as all directors, officers and employees of our Manager involved in the management of the Company and its businesses. Our Code of Ethics and Conduct is posted on the Governance page of our website, www.macquarie.com/mic. You may request a copy of our Code of Ethics and Conduct by contacting Investor Relations at 125 West 55th Street, New York, NY 10019 ((212) 231-1000). We will post any amendment to the Code of Ethics and Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE, on our website.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is included under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Governance Information” and “Compensation Committee Report” in our proxy statement for our 2011 annual meeting of shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The table below sets forth information with respect to LLC interests authorized for issuance as of December 31, 2010:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Under Column (a)) (c)
Equity compensation plans approved by securityholders(1)	31,989	$—	(1)
Equity compensation plans not approved by securityholders	—	—	—
Total	31,989	$—	(1)

(1)	Information represents number of LLC interests issuable upon the vesting of director stock units pursuant to our independent directors’ equity plan, which was approved and became effective in December 2004. Under the plan, each independent director elected at our annual meeting of shareholders is entitled to receive a number of director stock units equal to $150,000 divided by the average closing sale price of the stock during the 10-day period immediately preceding our annual meeting. The units vest on the day prior to the following year’s annual meeting. We granted 10,663 restricted stock units to each of our independent directors elected at our 2010 annual shareholders’ meeting based on the average closing price per share over a 10 trading day period of $14.07. We have 474,624 LLC interests reserved for future issuance under the plan.

The remaining information required by this Item 12 is included under the caption “Share Ownership of Directors, Executive Officers and Principal Shareholders” in our proxy statement for our 2011 annual meeting of shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is included under the caption “Certain Relationships and Related Party Transactions” in our proxy statement for our 2011 annual meeting of shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included under the caption “Ratification of Selection of Independent Auditor” in our proxy statement for our 2011 annual meeting of shareholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The consolidated financial statements in Part II, Item 8, and schedule listed in the accompanying exhibit index are filed as part of this report.

Exhibits

The exhibits listed on the accompanying exhibit index are filed as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Macquarie Infrastructure Company LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2011.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Macquarie Infrastructure Company LLC and in the capacities indicated on the 23rd day of February 2011.

Signature	Title
/s/ James Hooke James Hooke	Chief Executive Officer (Principal Executive Officer)
/s/ Todd Weintraub Todd Weintraub	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ John Roberts John Roberts	Chairman of the Board of Directors
/s/ Norman H. Brown, Jr. Norman H. Brown, Jr.	Director
/s/ George W. Carmany III George W. Carmany III	Director
/s/ William H. Webb William H. Webb	Director

EXHIBIT INDEX

2.1
Asset Purchase Agreement, dated as of April 29, 2010, among PCAA Parent, LLC, its subsidiaries listed on the signature pages thereto and Commercial Finance Services 2907 Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s June 30, 2010 Quarterly Report on Form-10Q)

2.2
Purchase Agreement by and among Macquarie Infrastructure Company Inc., John Hancock Life Insurance Company, and John Hancock Life Insurance Company (U.S.A.), dated as of November 20, 2009 (the “Thermal Chicago Agreement”) (incorporated by reference to Exhibit 2.2 of the Registrant’s 2009 Annual Report on Form-10K)

2.3	Amendment to Purchase Agreement, dated as of December 21, 2009, regarding the Thermal Chicago Agreement (incorporated by reference to Exhibit 2.3 of the Registrant’s 2009 Annual Report on Form-10K)
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

4.1	Specimen certificate evidencing LLC interests of Macquarie Infrastructure Company LLC (incorporated by reference to Exhibit 4.1 of the Registrant’s 2009 Annual Report on Form-10K)
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

10.12
Amendment Number One to Loan Agreement, dated as of December 21, 2007, among Macquarie District Energy, Inc., the several banks and other financial institutions signatories hereto, LaSalle Bank National Association, as Issuing Bank and Dresdner Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.11 to the Registrant’s 2007 Annual Report)

10.13
Amendment Number Two to Loan Agreement, dated as of February 22, 2008, among Macquarie District Energy, Inc., the several banks and other financial institutions signatories thereto; LaSalle Bank National Association, as Issuing Bank and Dresdner Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.12 to the Registrant’s 2007 Annual Report)

10.14
Shareholder’s Agreement, dated April 14, 2006, between Macquarie Terminal Holdings LLC, IMTT Holdings Inc., the Current Shareholders and the Current Beneficial Owners named therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on April 17, 2006)

10.15
Letter Agreement, dated January 23, 2007, between Macquarie Terminal Holdings LLC, IMTT Holdings Inc., the Current Shareholders and the Current Beneficial Owners named therein (incorporated by reference to Exhibit 10.10 to the Registrant’s 2006 Annual Report)

10.16
Letter Agreement entered into as of June 20, 2007 among IMTT Holdings Inc. (IMTT Holdings), Macquarie Terminal Holdings LLC and the Current Beneficial Shareholders of IMTT Holdings, amending the Shareholders Agreement dated April 14, 2006 (as amended) between IMTT Holdings and the Shareholders thereof (incorporated by reference to Exhibit 10.5 to the June 2007 Quarterly Report)

10.17
Letter Agreement, dated as of July 30, 2007, among IMTT Holdings Inc. (IMTT), Macquarie Terminal Holdings LLC and the other current beneficial shareholders of IMTT amending the Shareholders Agreement dated April 14, 2006 (as amended) between the same parties (incorporated by reference to Exhibit 10.6 to the June 2007 Quarterly Report)

10.18
Loan Agreement, dated as of September 27, 2007, among Atlantic Aviation FBO Inc., the Lenders, as defined therein, and Depfa Bank plc, as Administrative Agent, and Amendments No. 1 and No. 2 thereto (incorporated by reference to Exhibit 10.1 of the September 2007 Quarterly Report)

10.19
Waiver and Amendment Number Three to Loan Agreement, dated as of November 30, 2007, among Atlantic Aviation FBO Inc., the several banks and other financial institutions signatories thereto and Depfa Bank plc, as Administrative Agent (incorporated by reference to Exhibit 10.19 to the Registrant’s 2007 Annual Report)

10.20
Waiver and Amendment Number Four to Loan Agreement, dated as of December 27, 2007, among Atlantic Aviation FBO INC. and the several banks and other financial institutions signatories thereto (incorporated by reference to Exhibit 10.20 to the Registrant’s 2007 Annual Report)

10.21
Consent and Amendment Number Five to Loan Agreement, dated as of January 31, 2008, among Atlantic Aviation FBO INC., Atlantic Aviation FBO Holdings LLC (formerly known as Macquarie FBO Holdings LLC) and the several banks and other financial institutions signatories thereto (incorporated by reference to Exhibit 10.21 to the Registrant’s 2007 Annual Report).

10.22
Amendment Number Six to Loan Agreement, dated as of February 25, 2009, among Atlantic Aviation FBO Inc and the bank or banks and other financial institutions signatories thereto (incorporated by reference to Exhibit 10.29 to the 2009 10-K Report)

10.23
Amended and Restated Loan Agreement, dated as of June 7, 2006, among HGC Holdings LLC, Macquarie Gas Holdings LLC, the Lenders named herein and Dresdner Bank AG London Branch (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on June 12, 2006)

10.24
Amended and Restated Loan Agreement, dated as of June 7, 2006, among The Gas Company LLC, Macquarie Gas Holdings LLC, the Lenders defined therein and Dresdner Bank AG London Branch (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on June 12, 2006)

10.25
Letter Amendment, dated August 18, 2006, amending the Amended and Restated Loan Agreement dated as of June 7, 2006, among HGC Holdings LLC, Macquarie Gas Holdings LLC, the Lenders named herein and Dresdner Bank AG London Branch and the Amended and Restated Loan Agreement, dated as of June 7, 2006, among The Gas Company LLC, Macquarie Gas Holdings LLC, the Lenders defined therein and Dresdner Bank AG London Branch (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (the “June 2008 Quarterly Report”))

10.26
Amendment Number Two to Amended and Restated Loan Agreement, dated as of July 16, 2008, among The Gas Company, LLC, Macquarie Gas Holdings LLC, the several banks and other financial institutions signatories hereto and Dresdner Bank AG Niederlassung Luxemburg (successor administrative agent to Dresdner Bank AG London Branch) (incorporated by reference to Exhibit 10.2 of the June 2008 Quarterly Report)

10.27*	Loan Agreement, dated as of December 1, 2010 between Louisiana Public Facilities Authority, as issuer, IMTT Finco, LLC., and Wells Fargo Bank National Association, as trustee
10.28*	Loan Agreement, dated as of November 1, 2010 between Louisiana Public Facilities Authority, as issuer, IMTT Finco, LLC., and Wells Fargo Bank National Association, as trustee
10.29
Loan Agreement, dated as of August 1, 2010 between Louisiana Public Facilities Authority, as issuer, IMTT Finco, LLC., and US Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2010)

10.30
Second Amendment to Revolving Credit Agreement, dated as of June 18, 2010, by and among International-Matex Tank Terminals and IMTT-Bayonne as US Borrowers, IMTT-QUEBEC INC. IMTT and IMTT-NTL, LTD., as Canadian Borrowers, the several banks and other financial institutions, party and hereto, as Lenders, SunTrust Bank, in its capacity as administrative agent for the Lenders, the US issuing bank, as swingline lender, and Royal Bank of Canada, as Canadian funding agent for the Canadian Lenders and as the Canadian issuing bank and the Amended and Restated Revolving Credit Agreement, dated June 18, 2010, among the several banks and other financial institutions party thereto, Suntrust Robinson Humphrey, Inc. and Regions Capital Markets, as Joint Lead Arrangers and the U.S. Borrowers and Canadian Borrowers (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 10-Q for the quarter ended June 30, 2010)

21.1*	Subsidiaries of the Registrant
23.1*	Consent of KPMG LLP
23.2*	Consent of KPMG LLP (IMTT)
24.1*	Powers of Attorney (included in signature pages)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
99.1*	Consolidated Financial Statements for IMTT Holdings Inc., for the Years Ended December 31, 2010 and December 31, 2009

*	Filed herewith.

**	A signed original of this written statement required by Section 906 has been provided to Macquarie Infrastructure Company LLC. and will be retained by Macquarie Infrastructure Company LLC. and furnished to the Securities and Exchange Commission or its staff upon request.