Form 10-Q
period 2011-03-31
Macquarie Infrastructure CO LLC
filed 2011-05-04
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

There were 45,851,527 limited liability company interests without par value outstanding at May 3, 2011.

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

We own, operate and invest in a diversified group of infrastructure businesses that provide basic services, such as chilled water for building cooling and gas utility services to businesses and individuals primarily in the U.S. The businesses we own and operate are energy-related businesses consisting of: a 50% interest in International Matex Tank Terminals, or IMTT, The Gas Company, and our controlling interest in District Energy; and an aviation-related business, Atlantic Aviation.

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

Distributions

We believe we achieved prudent levels of cash reserves at both our holding company and operating companies. In addition, our results of operations and balance sheet have improved sufficiently, along with improved capital market conditions, to give us confidence in our ability to refinance our debt on or before maturity. As a result, on May 2, 2011, the board of directors declared a distribution of $0.20 per share for the quarter ended March 31, 2011, which will be paid on or about May 18, 2011 to holders of record on May 11, 2011.

The precise timing and amount of any future distribution will be based on the continued stable performance of the Company’s businesses and the economic conditions prevailing at the time of any authorization. Management believes that any distribution would be characterized as a dividend for tax purposes rather than as a return of capital.

Arbitration Proceeding Between MIC and Co-investor in IMTT

MIC has been unable to resolve the previously-disclosed dispute with the co-owner of IMTT regarding distributions, despite efforts to do so in accordance with the Shareholders’ Agreement. Accordingly, on April 18, 2011, MIC initiated formal arbitration proceedings with the Voting Trust of IMTT Holdings Inc. and IMTT Holdings Inc. under the auspices of the American Arbitration Association, as provided under the Shareholders’ Agreement. IMTT is named as a respondent because under the Shareholders’ Agreement it is responsible for any monetary damages resulting from a breach of the Shareholders’ Agreement by the Voting Trust. MIC is seeking payment of distributions due for the quarter ended December 31, 2010 and future periods and other non-monetary relief. We anticipate that the process may take up to 12 months to be completed.

In determining the amount of the distribution described above for the quarter ended March 31, 2011, we were unable to include certain anticipated funds from the cash flow of IMTT due to the ongoing dispute. Contingent upon the favorable outcome of the arbitration, and the continued stable performance of our businesses, and subject to prevailing economic conditions, we believe our board of directors expects to increase the quarterly dividend.

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

The general improvement in the U.S. economy has translated into an increase in general aviation activity levels and consequent improvement in the operating performance of Atlantic Aviation. Notwithstanding adverse weather conditions in late January and early February of 2011, Atlantic Aviation’s results continued to improve. We will continue to apply excess cash flow generated by Atlantic Aviation to the reduction of that business’ term loan principal, in accordance with the terms of its debt facility. Those repayments are expected to enhance the terms on which we may be able to refinance this debt when it matures in 2014.

Discontinued Operations

On June 2, 2010, we concluded the sale in bankruptcy of an airport parking business (“Parking Company of America Airports” or “PCAA”), resulting in a pre-tax gain of $130.3 million, of which $76.5 million related to the forgiveness of debt, and the elimination of $201.0 million of current debt from liabilities from our consolidated condensed balance sheet. The results of operations from this business are separately reported as discontinued operations in the Company’s consolidated condensed financial statements. This business is no longer a reportable segment. As a part of the bankruptcy sale process, substantially all of the cash proceeds were used to pay the creditors of this business and were not paid to us. See Note 4, “Discontinued Operations”, in our consolidated condensed financial statements in Part I of this Form 10-Q for financial information and further discussions.

Income Taxes

We file a consolidated federal income tax return that includes the taxable income of The Gas Company and Atlantic Aviation. IMTT and District Energy file separate federal income tax returns. Distributions from IMTT and District Energy may be characterized as non-taxable returns of capital, and reduce our tax basis in these companies, or as a taxable dividend. We will include in our taxable income the taxable portion of any distributions from IMTT and District Energy characterized as a dividend. Those dividends are eligible for the 80% dividend received deduction.

As a result of having federal net operating loss, or NOL, carryforwards, we do not expect to have consolidated regular federal taxable income or regular federal tax payments at least through the 2012 tax year. However, we expect to pay an Alternative Minimum Tax of approximately $655,000 for 2011. The cash state and local taxes paid by our individual businesses are discussed in the sections entitled “Income Taxes” for each of our individual businesses.

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

In January 2011, Illinois enacted the Taxpayer Accountability and Budget Stabilization Act. The legislation increases the corporate income tax rate to 7.0% from 4.8% for taxable years beginning on or after January 1, 2011 and prior to January 1, 2015; 5.25% for taxable years beginning on or after January 1, 2015 and prior to January 1, 2025; and 4.8% for taxable years beginning on or after January 1, 2025. The legislation also provides that no NOL carryforwards deduction will be allowed for any taxable year ending after December 31, 2010 and prior to December 31, 2014. For purposes of determining the taxable years to which a net loss may be carried, no taxable year for which a deduction is disallowed under this provision will be counted. As discussed below in District Energy’s Results of Operations, the income tax expense for the quarter ended March 31, 2011, reflects a change in the deferred tax liability of this business to reflect the change in Illinois law.

Results of Operations

Consolidated

Key Factors Affecting Operating Results:

•	strong performance in our energy-related businesses reflecting:
•	increase in average storage rates at IMTT; and
•	increase in utility volumes sold at The Gas Company; partially offset by
•	decrease in revenue and gross profit from IMTT spill response activity.
•	improved contribution from Atlantic Aviation reflecting:
•	higher general aviation fuel volumes and margins; and
•	lower cash interest payment.

Our consolidated results of operations are as follows:

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2011	2010	$	%
	($ In Thousands) (Unaudited)
Revenue
Revenue from product sales	$153,064	$120,018	33,046	27.5
Revenue from product sales – utility	34,273	26,835	7,438	27.7
Service revenue	51,247	53,206	(1,959)	(3.7)
Financing and equipment lease income	1,287	1,245	42	3.4
Total revenue	239,871	201,304	38,567	19.2
Costs and expenses
Cost of product sales	105,325	77,054	(28,271)	(36.7)
Cost of product sales – utility	26,865	21,313	(5,552)	(26.0)
Cost of services	12,154	11,145	(1,009)	(9.1)
Gross profit	95,527	91,792	3,735	4.1
Selling, general and administrative	51,670	50,734	(936)	(1.8)
Fees to manager-related party	3,632	2,189	(1,443)	(65.9)
Depreciation	7,210	7,722	512	6.6
Amortization of intangibles	8,719	8,671	(48)	(0.6)
Total operating expenses	71,231	69,316	(1,915)	(2.8)
Operating income	24,296	22,476	1,820	8.1
Other income (expense)
Interest income	4	16	(12)	(75.0)
Interest expense(1)	(14,469)	(34,687)	20,218	58.3
Equity in earnings and amortization charges of investees	8,362	5,593	2,769	49.5
Other (expense) income, net	(349)	48	(397)	NM
Net income (loss) from continuing operations before income taxes	17,844	(6,554)	24,398	NM
(Provision) benefit for income taxes	(6,986)	1,089	(8,075)	NM
Net income (loss) from continuing operations	$10,858	$(5,465)	16,323	NM
Net loss from discontinued operations, net of taxes	—	(4,013)	4,013	NM
Net income (loss)	$10,858	$(9,478)	20,336	NM
Less: net loss attributable to noncontrolling interests	(307)	(1,113)	(806)	(72.4)
Net income (loss) attributable to MIC LLC	$11,165	$(8,365)	19,530	NM

NM — Not meaningful

(1)	Interest expense includes non-cash gains on derivative instruments of $5.5 million and non-cash losses on derivative instruments of $11.1 million for the quarters ended March 31, 2011 and 2010, respectively.

Results of Operations: Consolidated – (continued)

Gross Profit

Consolidated gross profit increased reflecting improved results for fuel-related services at Atlantic Aviation and The Gas Company.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of 2011 increased at all of our consolidated businesses.

Fees to Manager

Base management fees to our Manager increased in line with our increased market capitalization. Our Manager elected to reinvest its first quarter 2011 base management fee of $3.6 million in additional LLC interests. The LLC interests for the first quarter of 2011 will be issued to our Manager during the second quarter of 2011. Our Manager elected to reinvest its first quarter 2010 base management fees of $2.2 million in additional LLC interests, which were issued during the second quarter of 2010.

Depreciation

The decrease in depreciation reflects the reduction in asset retirement obligation expense and the impact of assets held for sale in the fourth quarter of 2010 at Atlantic Aviation, offset by capital expenditures.

Interest Expense and Gains (Loss) on Derivative Instruments

Interest expense includes non-cash gains on derivative instruments of $5.5 million and non-cash losses on derivative instruments of $11.1 million for the quarters ended March 31, 2011 and 2010, respectively. The change in the non-cash gains (losses) on derivatives recorded in interest expense is attributable to the change in fair value of interest rate swaps, interest rate swap break fees related to the pay down of debt at Atlantic Aviation and includes the reclassification of amounts from accumulated other comprehensive loss into earnings. Excluding the portion related to non-cash gains (losses) on derivatives, interest expense decreased due to lower principal balance.

Equity in Earnings and Amortization Charges of Investees

The increase in equity in the earnings of IMTT reflects our share of the improved operating results of the business and non-cash derivative gains for the quarter ended March 31, 2011 compared to non-cash derivative losses for the quarter ended March 31, 2010.

Income Taxes

For 2011, we expect to report consolidated taxable income and a federal income tax liability that we expect will be fully offset by our NOL carryforwards. For 2011, we expect to pay a federal Alternative Minimum Tax of approximately $655,000.

As we own less than 80% of IMTT and District Energy, these businesses are not included in our consolidated federal tax return. These businesses file separate consolidated income tax returns, and we include the dividends received from IMTT and District Energy in our consolidated income tax return. Further, we expect that any dividends from IMTT and District Energy in 2011 will be treated as taxable dividends, which qualify for the 80% Dividends Received Deduction (DRD).

Results of Operations: Consolidated – (continued)

The following table reconciles our net income from continuing operations before income taxes and noncontrolling interests to our federal taxable income for the quarter ended March 31, 2011 ($ in thousands):

Net income from continuing operations before income taxes and noncontrolling interests	$17,844
Adjustments for less than 80% owned businesses	(165)
State income taxes	(1,337)
Other adjustments	(202)
Federal taxable income for the quarter ended March 31, 2011	$16,140
Accordingly, our tax expense for the quarter ended March 31, 2011 is as follows:
Federal tax at 35% of the taxable income	$5,649
State income tax expense	1,337
Total tax provision	$6,986

In determining the effective tax rate for the quarter ended March 31, 2010, we excluded the write-down to fair value of certain assets from ordinary income. Further, approximately $13.5 million of the write-down was attributable to goodwill and was a permanent book-tax difference, for which no tax benefit was recognized.

Valuation allowance:

As discussed in Note 17, “Income Taxes” in our consolidated financial statements, in Part II, Item 8 of our Form 10-K for 2010, from the date of sale of the noncontrolling interest in District Energy and onwards, we evaluate the need for a valuation allowance against our deferred tax assets without taking into consideration the deferred tax liabilities of District Energy. As of December 31, 2010, our valuation allowance was approximately $9.2 million. In calculating our consolidated income tax provision for the quarter ended March 31, 2011, we did not provide for an increase in the valuation allowance.

During the quarter ended March 31, 2010, we reduced the valuation allowance by approximately $2.6 million. This decrease was recorded as part of benefit for income taxes included in continuing operations on the consolidated condensed statements of operations.

Discontinued Operations

On June 2, 2010, we concluded the sale in bankruptcy of PCAA, resulting in a pre-tax gain of $130.3 million, of which $76.5 million related to the forgiveness of debt. The results of operations from this business are separately reported as discontinued operations in our consolidated condensed financial statements. See Note 4, “Discontinued Operations”, in our consolidated condensed financial statements in Part I of this Form 10-Q for financial information and further discussions.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow

In accordance with GAAP, we have disclosed EBITDA excluding non-cash items for our Company and each of our operating segments in Note 11, “Reportable Segments” in our consolidated condensed financial statements, as a key performance metric relied on by management in evaluating our performance. EBITDA excluding non-cash items is defined as earnings before interest, taxes, depreciation and amortization and noncash items, which includes impairments, derivative gains and losses and adjustments for other non-cash items reflected in the statements of operations. We believe EBITDA excluding non-cash items provides additional insight into the performance of our operating businesses relative to each other and similar businesses without regard to their capital structure, and their ability to service or reduce debt, fund capital expenditures and/or support distributions to the holding company.

Results of Operations: Consolidated – (continued)

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

A reconciliation of net income (loss) attributable to MIC LLC from continuing operations to free cash flow from continuing operations, on a consolidated basis, is provided below:

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2011	2010	$	%
	($ In Thousands) (Unaudited)
Net income (loss) attributable to MIC LLC from continuing operations(1)	$11,165	$(4,518)
Interest expense, net(2)	14,465	34,671
Provision (benefit) for income taxes	6,986	(1,089)
Depreciation(3)	7,210	7,722
Depreciation – cost of services(3)	1,647	1,635
Amortization of intangibles(4)	8,719	8,671
Equity in earnings and amortization charges of investees(5)	(8,362)	(593)
Base management fees settled/to be settled in LLC interests	3,632	2,189
Other non-cash expense (income), net	446	(172)
EBITDA excluding non-cash items from continuing operations	$45,908	$48,516	(2,608)	(5.4)
EBITDA excluding non-cash items from continuing operations	$45,908	$48,516
Interest expense, net(2)	(14,465)	(34,671)
Interest rate swap breakage fees(2)	(1,105)	(2,510)
Non-cash derivative (gains) losses recorded in interest expense(2)	(4,405)	13,636
Amortization of debt financing costs(2)	1,030	2,914
Equipment lease receivables, net	740	712
Provision for income taxes, net of changes in deferred taxes	(932)	(878)
Changes in working capital	(5,229)	3,087
Cash provided by operating activities	21,542	30,806
Changes in working capital	5,229	(3,087)
Maintenance capital expenditures	(3,162)	(1,747)
Free cash flow from continuing operations	$23,609	$25,972	(2,363)	(9.1)

Results of Operations: Consolidated – (continued)

(1)	Net income (loss) attributable to MIC LLC from continuing operations excludes net loss attributable to noncontrolling interests of $307,000 and $947,000 for the quarters ended March 31, 2011 and 2010, respectively.
(2)	Interest expense, net, includes non-cash gains (losses) on derivative instruments, non-cash amortization of deferred financing fees and interest rate swap breakage fees.
(3)	Depreciation-cost of services includes depreciation expense for District Energy, which is reported in cost of services in our consolidated condensed statements of operations. Depreciation and Depreciation-cost of services does not include acquisition-related step-up depreciation expense of $1.7 million for each quarter in connection with our investment in IMTT, which is reported in equity in earnings and amortization charges of investees in our consolidated condensed statements of operations.
(4)	Amortization of intangibles does not include acquisition-related step-up amortization expense of $283,000 for each quarter related to intangible assets in connection with our investment in IMTT, which is reported in equity in earnings and amortization charges of investees in our consolidated condensed statements of operations.
(5)	Equity in earnings and amortization charges of investees in the above table includes our 50% share of IMTT's earnings, offset by distributions we received only up to our share of the earnings recorded.

Energy-Related Businesses

IMTT

We account for our 50% interest in IMTT under the equity method. We recognized income of $8.4 million in our consolidated results for the quarter ended March 31, 2011. This includes our 50% share of IMTT’s net income, equal to $9.5 million for the period, offset by $1.1 million of acquisition-related step-up depreciation and amortization expense (net of taxes). For the quarter ended March 31, 2010, we recognized income of $5.6 million in our consolidated results. This included our 50% share of IMTT’s net income, equal to $6.6 million for the period, offset by $1.0 million of acquisition-related step-up depreciation and amortization expense (net of taxes).

To enable meaningful analysis of IMTT’s performance across periods, IMTT’s overall performance is discussed below, rather than IMTT’s contribution to our consolidated results.

Key Factors Affecting Operating Results:

•	terminal revenue and gross profit increased principally due to increases in average tank rental rates; partially offset by
•	environmental response service revenue and gross profit decreased principally due to a lower level of spill response activity.

Energy-Related Business: IMTT – (continued)

	Quarter Ended March 31,
	2011	2010	Change Favorable/(Unfavorable)
	$	$	$	%
	($ In Thousands) (Unaudited)
Revenue
Terminal revenue	106,015	95,554	10,461	10.9
Environmental response revenue	4,816	11,484	(6,668)	(58.1)
Total revenue	110,831	107,038	3,793	3.5
Costs and expenses
Terminal operating costs	46,049	42,612	(3,437)	(8.1)
Environmental response operating costs	4,731	8,200	3,469	42.3
Total operating costs	50,780	50,812	32	0.1
Terminal gross profit	59,966	52,942	7,024	13.3
Environmental response gross profit	85	3,284	(3,199)	(97.4)
Gross profit	60,051	56,226	3,825	6.8
General and administrative expenses	7,863	7,266	(597)	(8.2)
Depreciation and amortization	15,675	14,618	(1,057)	(7.2)
Operating income	36,513	34,342	2,171	6.3
Interest expense, net(1)	(4,683)	(12,125)	7,442	61.4
Other income	779	781	(2)	(0.3)
Provision for income taxes	(13,544)	(9,606)	(3,938)	(41.0)
Noncontrolling interest	25	(149)	174	116.8
Net income	19,090	13,243	5,847	44.2
Reconciliation of net income to EBITDA excluding non-cash items:
Net income	19,090	13,243
Interest expense, net(1)	4,683	12,125
Provision for income taxes	13,544	9,606
Depreciation and amortization	15,675	14,618
Other non-cash (income) expenses	(8)	233
EBITDA excluding non-cash items	52,984	49,825	3,159	6.3
EBITDA excluding non-cash items	52,984	49,825
Interest expense, net(1)	(4,683)	(12,125)
Non-cash derivative (gains) losses recorded in interest expense(1)	(4,332)	4,673
Amortization of debt financing costs(1)	811	172
Provision for income taxes, net of changes in deferred taxes	(7,888)	(1,267)
Changes in working capital	1,632	(3,234)
Cash provided by operating activities	38,524	38,044
Changes in working capital	(1,632)	3,234
Maintenance capital expenditures	(8,514)	(7,795)
Free cash flow	28,378	33,483	(5,105)	(15.2)

(1)	Interest expense, net, includes non-cash gains (losses) on derivative instruments and non-cash amortization of deferred financing fees.

Energy-Related Business: IMTT – (continued)

Revenue and Gross Profit

The increase in terminal revenue primarily reflects growth in storage revenue. Storage revenue grew due to an increase in average rental rates of 13.3% during the first quarter of 2011 as compared to the first quarter of 2010. IMTT expects full year average rental rates to rise by approximately 11.0%.

Capacity utilization decreased to 93.8% from 96.0% during the first quarter of 2011 compared to the first quarter of 2010. Utilization rates were lower in the first quarter of 2011, primarily due to tank modifications for certain customers as well as tanks being taken out of service for inspection and repairs and maintenance. IMTT still expects utilization rates to be approximately 93.0% to 94.0% throughout 2011.

Terminal operating costs increased during the first quarter of 2011 as a result of an increase in salaries and wages and higher repairs and maintenance.

Revenue and gross profit from environmental response services decreased during the first quarter of 2011 compared to the first quarter of 2010 primarily due to a lower level of spill response activity.

General and Administrative Expenses

General and administrative expenses for the quarter increased primarily due to higher banking fees related to the amendment of the business’ revolving credit facility.

Depreciation and Amortization

Depreciation and amortization expense increased as IMTT completed several major expansion projects, resulting in higher asset balances.

Interest Expense, Net

Interest expense, net, includes non-cash gains on derivative instruments of $4.3 million in the first quarter of 2011 and non-cash losses on derivative instruments of $4.7 million in the first quarter of 2010. Excluding the non-cash gains (losses) on derivative instruments, interest expense is higher due to increased rates on the amended revolving credit facility and letter of credit fees associated with the additional issuance of Gulf Opportunity Zone Bonds.

Cash interest paid was $8.6 million and $7.4 million for quarters ended March 31, 2011 and 2010, respectively.

Income Taxes

For the quarter ended March 31, 2011, IMTT recorded $5.8 million of current federal income tax expense and $2.1 million of current state income tax expense. As assets are placed in service for the remainder of 2011, IMTT expects federal taxable income and to a lesser degree state taxable income to decrease due to tax depreciation applicable to these assets. As a result, IMTT expects full year 2011 federal tax expense to be $1.5 million and full year 2011 state tax expense to be $5.5 million.

For the year ended December 31, 2010, IMTT recorded $5.5 million of current federal income tax expense and $7.0 million of current state income tax expense. At December 31, 2009, IMTT had a federal NOL of $50.5 million, of which $5.8 million was carried back to and used in year 2008 and $44.7 million was carried forward to and was fully utilized in 2010.

A significant difference between IMTT’s book and federal taxable income relates to depreciation of terminalling fixed assets. For book purposes, these fixed assets are depreciated primarily over 15 to 30 years using the straight-line method of depreciation. For federal income tax purposes, these fixed assets are depreciated primarily over 5 to 15 years using accelerated methods. Most terminalling fixed assets placed in service in 2010 and 2011 qualify for the federal 50% or 100% bonus depreciation, except assets placed in service in Louisiana financed with GO Zone Bonds. A significant portion of Louisiana terminalling fixed assets constructed since Hurricane Katrina are or will be financed with GO Zone Bonds. GO Zone Bond financed assets are depreciated primarily over 9 to 20 years using the straight-line depreciation method. Most of the states in which the business operates do not allow the use of the federal bonus depreciation calculation methods.

Energy-Related Business: The Gas Company

Key Factors Affecting Operating Results:

•	utility contribution margin impacted by timing of fuel adjustment charges; and
•	lower non-utility volumes resulting from conservation efforts related to an interruption in supply.

	Quarter Ended March 31,
	2011	2010	Change Favorable/(Unfavorable)
	$	$	$	%
	($ In Thousands) (Unaudited)
Contribution margin
Revenue – utility	34,273	26,835	7,438	27.7
Cost of revenue – utility	24,005	17,872	(6,133)	(34.3)
Contribution margin – utility	10,268	8,963	1,305	14.6
Revenue – non-utility	27,351	25,310	2,041	8.1
Cost of revenue – non-utility	16,057	13,756	(2,301)	(16.7)
Contribution margin – non-utility	11,294	11,554	(260)	(2.3)
Total contribution margin	21,562	20,517	1,045	5.1
Production	1,676	1,680	4	0.2
Transmission and distribution	4,398	4,861	463	9.5
Gross profit	15,488	13,976	1,512	10.8
Selling, general and administrative expenses	4,217	3,761	(456)	(12.1)
Depreciation and amortization	1,773	1,718	(55)	(3.2)
Operating income	9,498	8,497	1,001	11.8
Interest expense, net(1)	(2,014)	(4,807)	2,793	58.1
Other (expense) income	(152)	15	(167)	NM
Provision for income taxes	(2,902)	(1,451)	(1,451)	(100.0)
Net income(2)	4,430	2,254	2,176	96.5
Reconciliation of net income to EBITDA excluding non-cash items:
Net income(2)	4,430	2,254
Interest expense, net(1)	2,014	4,807
Provision for income taxes	2,902	1,451
Depreciation and amortization	1,773	1,718
Other non-cash expenses	670	534
EBITDA excluding non-cash items	11,789	10,764	1,025	9.5
EBITDA excluding non-cash items	11,789	10,764
Interest expense, net(1)	(2,014)	(4,807)
Non-cash derivative (gains) losses recorded in interest expense(1)	(276)	2,591
Amortization of debt financing costs(1)	119	120
Provision for income taxes, net of changes in deferred taxes	(2,285)	(1,484)
Changes in working capital	(4,415)	399
Cash provided by operating activities	2,918	7,583
Changes in working capital	4,415	(399)
Maintenance capital expenditures	(2,260)	(556)
Free cash flow	5,073	6,628	(1,555)	(23.5)

NM — Not meaningful

Energy-Related Business: The Gas Company – (continued)

(1)	Interest expense, net, includes non-cash gains (losses) on derivative instruments and non-cash amortization of deferred financing fees.
(2)	Intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Management believes that the presentation and analysis of contribution margin, a non-GAAP performance measure, is meaningful to understanding the business’ performance under both a utility rate structure and a non-utility unregulated pricing structure. Regulation of the utility portion of The Gas Company’s operations provides for the pass through of increases or decreases in feedstock costs to utility customers. Changes in the cost of propane distributed to non-utility customers can be recovered in pricing, subject to competitive conditions.

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

Contribution Margin and Operating Income

Utility contribution margin was higher primarily due to a correction made in the first quarter of 2010 in the calculation of pass-through of changes in feedstock costs (fuel adjustment charges) related to the rate increase effective mid-2009.

Non-utility contribution margin per thermal unit was flat with the prior comparable period. Non-utility contribution margin in total was lower primarily due to a 1.6% decrease in volume of gas products sold. The decrease was the result of conservation efforts related to an interruption in supply.

Production, transmission and distribution and selling, general and administrative expenses are primarily composed of labor-related expenses and professional fees. On a combined basis, these costs were relatively flat compared with the prior period.

Interest Expense, Net

Interest expense, net, includes non-cash gains on derivative instruments of $276,000 and non-cash losses on derivative instruments of $2.6 million for the quarters ended March 31, 2011 and 2010, respectively. Excluding the non-cash gains and losses on derivative instruments, interest expense was slightly higher due to the expiration of an interest rate basis swap agreement. Cash interest paid was $2.2 million and $2.1 million for the quarters ended March 31, 2011 and 2010, respectively.

Income Taxes

Income from The Gas Company is included in our consolidated federal income tax return, and is subject to Hawaii state income taxes. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business. For the year ending December 31, 2011, the business expects to pay cash state income taxes of approximately $1.5 million, of which $384,000 was recorded during the first quarter ended March 31, 2011. Any federal income tax liability is expected to be offset in consolidation from the application of NOL’s.

District Energy

Customers of District Energy pay two charges to receive chilled water services: a fixed charge based on contracted capacity and a variable charge based on the consumption of chilled water. Capacity charges are typically adjusted annually at a fixed rate or are indexed to the Consumer Price Index (CPI). The terms of the business’ customer contracts provide for the pass through of increases or decreases in electricity costs, the largest component of the business’ direct expenses.

The financial results discussed below reflect 100% of District Energy’s performance during the quarter.

Energy-Related Business: District Energy – (continued)

Key Factors Affecting Operating Results

•	increased other direct expenses due to the timing of preseason maintenance expense for system reliability and higher real estate taxes; offset by
•	an increase in capacity revenue from annual inflation-linked increases in contract capacity rates.

	Quarter Ended March 31,
	2011	2010	Change Favorable/(Unfavorable)
	$	$	$	%
	($ In Thousands) (Unaudited)
Cooling capacity revenue	5,331	5,238	93	1.8
Cooling consumption revenue	2,430	1,763	667	37.8
Other revenue	690	864	(174)	(20.1)
Finance lease revenue	1,287	1,245	42	3.4
Total revenue	9,738	9,110	628	6.9
Direct expenses – electricity	1,946	1,323	(623)	(47.1)
Direct expenses – other(1)	4,959	4,871	(88)	(1.8)
Direct expenses – total	6,905	6,194	(711)	(11.5)
Gross profit	2,833	2,916	(83)	(2.8)
Selling, general and administrative expenses	923	758	(165)	(21.8)
Amortization of intangibles	337	337	—	—
Operating income	1,573	1,821	(248)	(13.6)
Interest expense, net(2)	(2,259)	(6,028)	3,769	62.5
Other income	56	50	6	12.0
Benefit for income taxes	347	1,720	(1,373)	(79.8)
Noncontrolling interest	(213)	(194)	(19)	(9.8)
Net loss	(496)	(2,631)	2,135	81.1
Reconciliation of net loss to EBITDA excluding non-cash items:
Net loss	(496)	(2,631)
Interest expense, net(2)	2,259	6,028
Benefit for income taxes	(347)	(1,720)
Depreciation(1)	1,647	1,635
Amortization of intangibles	337	337
Other non-cash expenses	38	155
EBITDA excluding non-cash items	3,438	3,804	(366)	(9.6)
EBITDA excluding non-cash items	3,438	3,804
Interest expense, net(2)	(2,259)	(6,028)
Non-cash derivative (gains) losses recorded in interest expense(2)	(361)	3,498
Amortization of debt financing costs(2)	170	170
Equipment lease receivable, net	740	712
Provision for income taxes, net of changes in deferred taxes	(45)	—
Changes in working capital	1,323	(770)
Cash provided by operating activities	3,006	1,386
Changes in working capital	(1,323)	770
Maintenance capital expenditures	(66)	(164)
Free cash flow	1,617	1,992	(375)	(18.8)

(1)	Includes depreciation expense of $1.6 million for each of the quarters ended March 31, 2011 and 2010.
(2)	Interest expense, net, includes non-cash gains (losses) on derivative instruments and non-cash amortization of deferred financing fees.

Energy-Related Business: District Energy – (continued)

Gross Profit

Gross profit decreased slightly primarily due to the timing of preseason maintenance expense for system reliability and higher real estate taxes. A higher percentage of the business’ preseason maintenance was conducted in the first quarter of 2011 as compared to first quarter of 2010. This is partially offset by an increase in cooling capacity revenue primarily due to annual inflation-related increases of contract capacity rates in accordance with customer contract terms and increases in consumption revenue net of electricity costs.

Selling, General and Administrative Expenses

Underlying selling, general and administrative expenses were relatively flat compared to first quarter of 2010. The first quarter of 2010 included a reversal of accrued incentives that did not recur in the first quarter of 2011. Professional fees in the first quarter of 2011 increased due to the timing of these expenses.

Interest Expense, Net

Interest expense, net, includes non-cash gains on derivative instruments of $361,000 and non-cash losses on derivative instruments of $3.5 million for the quarters ended March 31, 2011 and 2010, respectively. Excluding the non-cash gains and losses on derivative instruments, interest expense was slightly higher due to the expiration of an interest rate basis swap agreement. Cash interest paid was $2.5 million and $2.3 million for the quarters ended March 31, 2011 and 2010, respectively.

Income Taxes

For periods prior to the sale of 49.99% noncontrolling interest in the business in December 2009, the income from District Energy was included in our consolidated federal income tax return and District Energy filed a separate Illinois state income tax return. For the year ending December 31, 2011, District Energy expects to pay a federal Alternative Minimum Tax of approximately $83,000 and state income taxes of approximately $437,000.

For periods after December 2009, District Energy will file a separate federal income tax return and will continue to file a separate Illinois state income tax return. As of December 31, 2010, the business has approximately $18.5 million in federal and $18.0 million in state NOL carryforwards available to offset positive taxable income. The business expects to have federal taxable income in 2011 and 2012, which will be wholly offset by NOL carryforwards.

In 2011, Illinois enacted the Taxpayer Accountability and Budget Stabilization Act, which increases the state corporate income tax rate to 7.0% from 4.8% through 2014 and suspended the use of NOL carryforwards through 2014. For the quarter ended March 31, 2011, District Energy recorded approximately $147,000 of deferred state income tax expense due to the increase in Illinois corporate income tax rates enacted in 2011.

Aviation-Related Business

Atlantic Aviation

Key Factors Affecting Operating Results:

•	higher general aviation (“GA”) fuel volumes and higher weighted average GA fuel margins;
•	lower cash interest paid driven by lower interest rate swap breakage fees and reduced debt levels; partially offset by
•	higher selling, general and administrative expenses due to increased payroll taxes, weather-related expenses and higher motor fuel cost.

Aviation-Related Business: Atlantic Aviation – (continued)

	Quarter Ended March 31,
	2011	2010(1)	Change Favorable/(Unfavorable)
	$	$	$	%
	($ In Thousands) (Unaudited)
Revenue
Fuel revenue	125,713	94,708	31,005	32.7
Non-fuel revenue	42,796	45,341	(2,545)	(5.6)
Total revenue	168,509	140,049	28,460	20.3
Cost of revenue
Cost of revenue – fuel	86,054	60,198	(25,856)	(43.0)
Cost of revenue – non-fuel	5,248	4,952	(296)	(6.0)
Total cost of revenue	91,302	65,150	(26,152)	(40.1)
Fuel gross profit	39,659	34,510	5,149	14.9
Non-fuel gross profit	37,548	40,389	(2,841)	(7.0)
Gross profit	77,207	74,899	2,308	3.1
Selling, general and administrative expenses	45,051	44,235	(816)	(1.8)
Depreciation and amortization	13,819	14,338	519	3.6
Operating income	18,337	16,326	2,011	12.3
Interest expense, net(2)	(10,193)	(21,986)	11,793	53.6
Other expense	(227)	(16)	(211)	NM
(Provision) benefit for income taxes	(3,175)	2,287	(5,462)	NM
Net income (loss)(3)	4,742	(3,389)	8,131	NM
Reconciliation of net income (loss) to EBITDA excluding non-cash items:
Net income (loss)(3)	4,742	(3,389)
Interest expense, net(2)	10,193	21,986
Provision (benefit) for income taxes	3,175	(2,287)
Depreciation and amortization	13,819	14,338
Other non-cash expenses	146	47
EBITDA excluding non-cash items	32,075	30,695	1,380	4.5
EBITDA excluding non-cash items	32,075	30,695
Interest expense, net(2)	(10,193)	(21,986)
Interest rate swap breakage fees(2)	(1,105)	(2,510)
Non-cash derivative (gains) losses recorded in interest expense(2)	(3,768)	7,540
Amortization of debt financing costs(2)	741	807
Provision for income taxes, net of changes in deferred taxes	(495)	(143)
Changes in working capital	223	7,386
Cash provided by operating activities	17,478	21,789
Changes in working capital	(223)	(7,386)
Maintenance capital expenditures	(836)	(1,027)
Free cash flow	16,419	13,376	3,043	22.7

NM — Not meaningful

(1)	Reclassified to conform to current period presentation.
(2)	Interest expense, net, includes non-cash gains (losses) on derivative instruments, non-cash amortization of deferred financing fees and interest rate swap breakage fees.
(3)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Aviation-Related Business: Atlantic Aviation – (continued)

Revenue and Gross Profit

The majority of the revenue and gross profit in Atlantic Aviation is generated through fueling GA aircraft at 66 airports and one heliport in the U.S. Revenue is categorized according to who owns the fuel used to service these aircrafts. If our business owns the fuel, it records the cost to purchase that fuel as cost of revenue-fuel. The business’ corresponding fuel revenue is its cost to purchase that fuel plus a margin. The business generally pursues a strategy of maintaining, and where appropriate increasing, dollar-based margins, thereby passing any increase in fuel prices to the customer.

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

The business believes discussing total fuel-related revenue and gross profit, including both fuel sales and into-plane arrangements (as recorded in the non-fuel revenue line) and related key metrics on an aggregate basis, provides a more meaningful analysis of Atlantic Aviation’s gross profit than a discussion of each item. In the first quarter of 2011, the business derived 62.8% of total gross profit from fuel and fuel-related services compared to 61.7% in the first quarter of 2010.

Gross profit for the first quarter of 2011 increased 3.1% compared to the prior year comparable period as a result of an increase in aggregate fuel-related gross profit. The increase in aggregate fuel-related gross profit resulted from a 1.7% increase in GA fuel volume, driven by increased business jet traffic. Weighted average fuel margin increased by 3.8% for the first quarter of 2011 compared with the first quarter of 2010.

General aviation traffic and fuel volumes were adversely impacted by weather conditions in the first quarter of 2011, resulting in 22 FBOs being closed an average of 3.5 days each. Based upon an analysis of those closures, the business estimates the lost volume from this traffic disruption reduced gross profit by approximately $1.1 million.

Gross profit from other services for the quarter ended March 31, 2011 was flat compared with the first quarter in 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 1.8% due to higher payroll taxes, weather-related expense and motor fuel cost. Atlantic Aviation still expects selling, general and administrative expense to be less than $175.0 million for 2011.

Depreciation and Amortization

The decrease in depreciation reflects the reduction in asset retirement obligation expense and the impact of assets held for sale in the fourth quarter of 2010 at Atlantic Aviation, partially offset by the impact of capital expenditures completed since the end of the first quarter of 2010. Amortization expense remained flat.

Aviation-Related Business: Atlantic Aviation – (continued)

Interest Expense, Net

Interest expense, net, primarily includes interest incurred on the business’ debt, amortization of deferred financing costs and non-cash gains (losses) on derivatives instruments. These items are summarized in the table below.

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2011	2010
	$	$	$	%
	($ In Thousands) (Unaudited)
Interest income	(2)	(14)	(12)	(85.7)
Interest paid on debt facility	13,212	13,750	538	3.9
Amortization of deferred financing costs	741	807	66	8.2
Non-cash (gains) losses on derivative instruments	(3,768)	7,540	11,308	150.0
Capitalized interest	10	(97)	(107)	(110.3)
Total interest expense, net	10,193	21,986	11,793	53.6

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

Atlantic Aviation as a whole expects to generate a current year federal and state taxable income in 2011. Atlantic Aviation’s separate company NOL carryforwards will fully offset the current year federal taxable income. For the year ended December 31, 2011, the business expects to pay state income taxes of approximately $2.2 million.

Liquidity and Capital Resources

Consolidated

Our primary cash requirements include normal operating expenses, debt service, debt principal payments, payments of dividends and capital expenditures. Our primary source of cash is operating activities, although we may borrow against existing credit facilities for growth capital expenditures, issue additional LLC interests or sell assets to generate cash.

We believe we achieved prudent levels of cash reserves at both our holding company and operating companies. In addition, our results of operations and balance sheet have improved sufficiently, along with improved capital market conditions, to give us confidence in our ability to refinance our debt on or before maturity. As a result, on May 2, 2011, the board of directors declared a distribution of $0.20 per share for the quarter ended March 31, 2011, which will be paid on or about May 18, 2011 to holders of record on May 11, 2011.

The precise timing and amount of any future distribution will be based on the continued stable performance of the Company’s businesses and the economic conditions prevailing at the time of any authorization. Management believes that any distribution would be characterized as a dividend for tax purposes rather than as a return of capital.

Liquidity and Capital Resources: Consolidated – (continued)

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

We have capitalized our businesses, in part, using project-finance style debt. Project-finance style debt is limited-recourse, floating rate, non-amortizing debt with a medium term maturity of between five and seven years, although the principal balance on the term loan debt at Atlantic Aviation is being prepaid using the excess cash generated by the business. At March 31, 2011, the average remaining maturity of the drawn balances of the primary debt facilities across all of our businesses, including our proportional interest in the revolving credit facility of IMTT, was approximately 3.3 years. In light of the improvement in the functioning of the credit markets generally, and the leverage and interest coverage ratios, we expect each of these businesses to successfully refinance their long-term debt on economically reasonable terms on or before maturity.

We have no holding company debt facilities.

The section below discusses the sources and uses of cash on a consolidated basis and for each of our businesses and investments. All inter-company activities such as corporate allocations, capital contributions to our businesses and distributions from our businesses have been excluded from the tables as these transactions are eliminated in consolidation.

Analysis of Consolidated Historical Cash Flows from Continuing Operations

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2011	2010
($ In Thousands)	$	$	$	%
Cash provided by operating activities	21,542	30,806	(9,264)	(30.1)
Cash used in investing activities	(7,176)	(6,407)	(769)	(12.0)
Cash used in financing activities	(14,065)	(22,575)	8,510	37.7

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

The decrease in consolidated cash provided by operating activities was primarily due to:

•	higher working capital requirements due to increased fuel costs to be recovered from customers at Atlantic Aviation and The Gas Company; and
•	absence of distribution from IMTT in the first quarter of 2011; partially offset by
•	improved operating performance and lower interest paid on the reduced term loan balance for Atlantic Aviation.

Liquidity and Capital Resources: Consolidated – (continued)

Distributions from IMTT are reflected in our consolidated cash provided by operating activities only up to our 50% share of IMTT’s positive earnings. Amounts in excess of this, and any distributions when IMTT records a net loss, are reflected in our consolidated cash from investing activities as a return of investment in unconsolidated business. For the first quarter of 2010, $5.0 million in distributions were included in cash from operating activities.

Investing Activities

The increase in consolidated cash used in investing activities was primarily due to:

•	increase in capital expenditures at The Gas Company due to timing of projects; and
•	increase in capital expenditures at Atlantic Aviation due to ongoing construction costs of a new FBO; partially offset by
•	absence of an investment in capital leased asset at District Energy.

Financing Activities

The decrease in cash used in financing activities was primarily due to lower net debt repayments in the first quarter of 2011 as compared to the first quarter of 2010 at Atlantic Aviation offset by $2.5 million in distributions paid to noncontrolling interests at District Energy.

Our businesses are capitalized with a mix of equity and project-finance style debt. We believe we can prudently maintain relatively high levels of leverage due to the generally sustainable and stable long-term cash flows our businesses have provided in the past and which we expect to continue in the future as discussed above. Our project-finance debt is non-amortizing and we expect to be able to refinance the outstanding balances of the term loan on or before maturity, except at Atlantic Aviation, where all excess cash flow from the business is being used to prepay the outstanding principal balance of the term loan. Similarly, excess cash flow generated at District Energy must be applied toward the principal balance of the term loan during the last two years before maturity. The majority of our businesses also maintain revolving capital expenditure and/or working capital facilities.

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

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2011	2010
($ In Thousands)	$	$	$	%
Cash provided by operating activities	38,524	38,044	480	1.3
Cash used in investing activities	(8,364)	(19,430)	11,066	57.0
Cash used in financing activities	(10,742)	(15,915)	5,173	32.5

Operating Activities

Cash provided by operating activities at IMTT is generated primarily from storage rentals and ancillary services that are billed monthly and paid on various terms. Cash used in operating activities is mainly for payroll and benefits costs, maintenance and repair of fixed assets, utilities and professional services, interest payments and payments to tax jurisdictions. Cash provided by operating activities increased primarily due to improved operating results, partially offset by increased cash interest expense and higher working capital requirements.

Energy-Related Business: IMTT – (continued)

Investing Activities

The decrease in cash used in investing activities was primarily due to the release of a tax-exempt bond escrow, partially offset by higher capital expenditures in the first quarter of 2011 as compared with the first quarter of 2010. Total capital expenditures increased from $19.4 million in the first quarter of 2010 to $33.3 million in the first quarter of 2011 primarily reflecting an increase in growth capital expenditures.

Maintenance Capital Expenditure

IMTT incurs maintenance capital expenditures to prolong the useful lives and increase the service capacity of existing revenue-producing assets. Maintenance capital expenditures include the refurbishment of storage tanks, piping, dock facilities and environmental capital expenditures, principally in relation to improvements in containment measures and remediation.

IMTT incurred $8.5 million and $7.8 million in the first quarter of 2011 and the first quarter of 2010, respectively, on maintenance capital expenditures, including (i) $8.1 million and $6.8 million, respectively, principally in relation to refurbishments of tanks, docks and other infrastructure and (ii) $410,000 and $975,000, respectively, on environmental capital expenditures, principally in relation to improvements in containment measures and remediation.

For the full-year 2011, IMTT expects to spend approximately $55.0 million on maintenance capital expenditures. IMTT anticipates that maintenance capital expenditures will remain at elevated levels through 2014.

Growth Capital Expenditure

During the first quarter of 2011, IMTT incurred growth capital expenditures of $19.6 million. This compares to growth capital expenditures incurred of $6.8 million for the first quarter of 2010. At March 31, 2011, IMTT is in the process of constructing or refurbishing 2.9 million barrels of storage. These projects are expected to cost $124.5 million in total and contribute $21.4 million to gross profit and EBITDA on an annualized basis. The projects are expected to be commissioned during 2011 and early 2012. At March 31, 2011, $32.2 million of the $124.5 million had been spent or committed.

In addition, IMTT is engaged in the construction or upgrade of storage related infrastructure. These projects are expected to cost $41.4 million. During the first quarter of 2011, IMTT spent $5.9 million on infrastructure projects. At March 31, 2011, $31.5 million of the $41.4 million had been spent or committed.

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

Financing Activities

Cash flows used in financing activities decreased primarily due to a distribution of $5.0 million to each shareholder on January 4, 2010 as compared to no distributions paid during the first quarter of 2011. This was partially offset by higher net debt repayments in the first quarter of 2011 as compared with the first quarter of 2010.

At March 31, 2011, the outstanding balance on IMTT’s debt facilities, excluding capitalized leases, consisted of $88.1 million in revolving credit facilities, $336.3 million in letter of credit backed tax exempt bonds, $190.0 million in bank owned tax exempt bonds and $30.6 million in shareholder loans. The weighted average interest rate of the outstanding debt facilities, including any interest rate swaps and fees associated with outstanding letters of credit is 4.88%. Cash interest paid was $8.6 million and $7.4 million for the first quarter of 2011 and the first quarter of 2010, respectively.

Energy-Related Business: IMTT – (continued)

For a description of the material terms of IMTT’s credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2010. IMTT has not had any material changes to these credit facilities since February 23, 2011, our 10-K filing date.

The Gas Company

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2011	2010
($ In Thousands)	$	$	$	%
Cash provided by operating activities	2,918	7,583	(4,665)	(61.5)
Cash used in investing activities	(4,162)	(2,325)	(1,837)	(79.0)
Cash (used in) provided by financing activities	—	—	—	—

Operating Activities

The main driver of cash provided by operating activities is customer receipts. The business incurs payments for fuel, materials, pipeline repairs, vendor services and supplies, payroll and benefit costs, revenue-based taxes and payment of administrative costs. Customers are generally billed monthly and make payments on account. Vendors and suppliers generally bill the business when services are rendered or when products are shipped. The decrease from the first quarter of 2010 to the first quarter of 2011 was primarily driven by higher working capital requirements due to increased fuel costs to be recovered from customers.

Investing Activities

Cash used in investing activities is comprised primarily of capital expenditures. Capital expenditures for the non-utility business are funded by cash from operating activities and capital expenditures for the utility business are funded by drawing on credit facilities as well as cash from operating activities.

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

The following table sets forth information about capital expenditures in The Gas Company:

	Maintenance	Growth
Quarter ended March 31, 2010	$1.3 million	$1.0 million
Quarter ended March 31, 2011	$3.3 million	$0.8 million
2011 full year projected	$7.6 million	$6.0 million
Commitments at March 31, 2011	$0.6 million	$0.2 million

The business expects to fund its total 2011 capital expenditures primarily from cash from operating activities and available debt facilities. Capital expenditures for 2011 are expected to be higher than in 2010 due to completion of the renewable feedstock project, pipeline maintenance and inspection projects related to the integrity management program due to be completed by 2012 and expansion of storage facilities. These are reflected in the increase in maintenance capital expenditure for the quarter ended March 31, 2011 and committed at March 31, 2011.

Energy-Related Business: The Gas Company – (continued)

Financing Activities

The main drivers for cash from financing activities are debt financings for capital expenditures and the repayment of outstanding credit facilities. At March 31, 2011, the outstanding balance on the business’ debt facilities consisted of $160.0 million in term loan facility borrowings. In 2010, the business repaid $19.0 million of its capital expenditure facility borrowings and no amount was outstanding at March 31, 2011.

The Gas Company has interest rate swaps hedging 100% of the interest rate exposure under the two $80.0 million floating rate term loan facilities that effectively fix the interest rate. The weighted average interest rate of the outstanding debt facilities, including any interest rate swaps at March 31, 2011, was 5.34%. The business paid $2.2 million and $2.1 million in interest expense related to its debt facilities for the quarters ended March 31, 2011 and 2010, respectively. Cash interest expense was slightly higher in the first quarter of 2011 due to the expiration of an interest rate basis swap agreement in March 2010.

The Gas Company also has an uncommitted unsecured short-term borrowing facility of $7.5 million that was renewed during the second quarter of 2010. This credit line bears interest at the lending bank’s quoted rate or prime rate. The facility is available for working capital needs. No amount was outstanding for this facility at March 31, 2011.

The financial covenants triggering distribution lock-up or default under the business’ credit facility are as follows:

•	12 mo. look-forward and 12 mo. look-backward adjusted EBITDA/interest <3.5x (distribution lock-up) and <2.5x (default). The look-backward ratio and look-forward ratios at March 31, 2011 were 6.22x and 5.49x, respectively.

Additionally, the HPUC requires the consolidated debt to total capital for HGC Holdings not to exceed 65% and $20.0 million to be readily available in cash resources at The Gas Company, HGC Holdings or MIC. At March 31, 2011, the debt to total capital ratio was 57.0% and $20.0 million in cash resources was readily available.

For a description of the material terms of The Gas Company’s credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2010. We have not had any material changes to these credit facilities since February 23, 2011, our 10-K filing date.

District Energy

The following analysis represents 100% of the cash flows of District Energy.

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2011	2010
($ In Thousands)	$	$	$	%
Cash provided by operating activities	3,006	1,386	1,620	116.9
Cash used in investing activities	(564)	(2,746)	2,182	79.5
Cash used in financing activities	(2,495)	(42)	(2,453)	NM

NM — Not meaningful

Operating Activities

Cash provided by operating activities is primarily driven by customer receipts for services provided and leased equipment payments received (including non-revenue lease principal). Cash used in operating activities is driven by the timing of payments for electricity, vendor services or supplies and the payment of payroll and benefit costs. Cash from operating activities increased as a result of the earlier receipt of certain equipment lease payments in the first quarter of 2011 compared with the first quarter of 2010 and the expiration of a requirement that the business prepay a portion of its electricity supply.

Energy-Related Business: District Energy – (continued)

Investing Activities

Cash used in investing activities mainly comprises capital expenditures, which are generally funded by drawing on available facilities. Cash used in investing activities in the first quarter of 2011 and the first quarter of 2010 primarily funded growth capital expenditures for new customer connections and plant expansion.

Maintenance Capital Expenditure

The business expects to spend approximately $1.0 million per year on capital expenditures relating to the replacement of parts, system reliability, customer service improvements and minor system modifications. Maintenance capital expenditures will be funded from available facilities and cash from operating activities. These expenditures were higher in the first quarter of 2011 due to the timing of spend on ordinary course maintenance projects.

Growth Capital Expenditure

District Energy signed contracts with four additional customers and committed to spend $1.8 million on interconnection, of which it had spent $510,000 as of March 31, 2011. Of the net $1.3 million remaining to be spent, the business anticipates it will receive reimbursements from customers of approximately $1.1 million. These additional customers are expected to contribute $485,000 to gross profit and EBITDA on an annualized basis.

The business continues to actively market to new potential customers. New customers will typically reimburse the business for a substantial portion of expenditures related to connecting them to the business’ system, thereby reducing the impact of this element of capital expenditure.

The following table sets forth information about District Energy’s capital expenditures:

	Maintenance	Growth
Quarter ended March 31, 2010	$312,000	$34,000
Quarter ended March 31, 2011	$407,000	$157,000
2011 full year projected	$1.0 million	$1.3 million ($1.1 million expected to be reimbursed by customers)
Commitments at March 31, 2011	$73,000	$523,000

Growth capital expenditures were higher in the first quarter of 2011 due to the timing of payments related to connecting new customers to the business’ district cooling system.

In early 2009, District Energy’s Las Vegas operation began providing service to a new customer building. This service required a $3.0 million system expansion of the Las Vegas facility, of which $300,000 was funded through a capital contribution from the noncontrolling interest shareholder of District Energy’s Las Vegas operation during the first quarter of 2010 (see “Financing Activities” below).

Financing Activities

At March 31, 2011, the outstanding balance on the business’ debt facilities consisted of $170.0 million in term loan facilities. The weighted average interest rate of the outstanding debt facilities, including any interest rate swaps and fees associated with outstanding letters of credit at March 31, 2011, was 5.51%. Cash interest paid was $2.5 million and $2.3 million for the quarters ended March 31, 2011 and 2010, respectively. Cash interest expense was slightly higher in the first quarter of 2011 due to the expiration of an interest rate basis swap agreement in March 2010.

The increase in cash used in financing activities was primarily due to increased distributions paid to the noncontrolling interest shareholders. In the first quarter of 2010, these distributions were offset by a $300,000 capital contribution from the noncontrolling interest shareholder of District Energy’s Las Vegas operations (as discussed above in “Investing Activities”).

Energy-Related Business: District Energy – (continued)

The financial covenants triggering distribution lock-up or default under the business’ credit facility are as follows:

•	Backward Interest Coverage Ratio <1.5x (distribution lock-up) and <1.2x (default). The ratio at March 31, 2011 was 2.4x.
•	Leverage Ratio (funds from operations less interest expense to net debt) for the previous 12 months less than 6.0% (distribution lock-up) and 4.0% (default). The ratio at March 31, 2011 was 9.3%.

For a description of the material terms of District Energy’s credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2010. We have not had any material changes to these credit facilities since February 23, 2011, our 10-K filing date.

Aviation-Related Business

Atlantic Aviation

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2011	2010
($ In Thousands)	$	$	$	%
Cash provided by operating activities	17,478	21,789	(4,311)	(19.8)
Cash used in investing activities	(2,450)	(1,336)	(1,114)	(83.4)
Cash used in financing activities	(11,570)	(22,533)	10,963	48.7

Operating Activities

Operating cash at Atlantic Aviation is generated from sales transactions primarily paid by credit cards. Some customers have extended payment terms and are billed accordingly. Cash is used in operating activities mainly for payments to vendors of fuel, aircraft services and professional services, as well as payroll costs and payments to tax jurisdictions. Cash provided by operating activities decreased from the first quarter of 2010 to the first quarter of 2011 mainly due to:

•	the timing of payments of fuel purchases;
•	higher value of inventory and accounts receivable due to increased fuel costs to be recovered from customers; partially offset by
•	improved operating results; and
•	lower cash interest paid driven by lower interest rate swap breakage fees and reduced debt levels.

Investing Activities

Cash used in investing activities relates primarily to capital expenditures. Cash used in investing activities increased from the first quarter of 2010 to the first quarter of 2011 as a result of higher capital expenditures. Maintenance expenditures are generally funded by cash from operating activities and growth capital expenditures are generally funded with draws on capital expenditure facilities.

Maintenance Capital Expenditure

Maintenance capital expenditures encompass repainting, replacing equipment as necessary and any ongoing environmental or required regulatory expenditure, such as installing safety equipment. These expenditures are generally funded from cash flow from operating activities.

Growth Capital Expenditure

Growth capital expenditures are incurred primarily where the business expects to receive an appropriate return relative to its cost of capital. Historically these expenditures have included development of hangars, terminal buildings and ramp upgrades.

Aviation-Related Business: Atlantic Aviation – (continued)

The following table sets forth information about capital expenditures in Atlantic Aviation:

	Maintenance	Growth
Quarter ended March 31, 2010	$931,000	$405,000
Quarter ended March 31, 2011	$873,000	1.6 million
2011 full year projected	$12.1 million	$7.6 million
Commitments at March 31, 2011	$160,000	$771,000

Growth capital expenditures incurred in the first quarter of 2011 primarily reflects the ongoing construction costs of a new FBO at Will Rogers Airport in Oklahoma City. Growth capital expenditures in 2011 includes the completion of the FBO at Oklahoma City, construction of a hangar at Atlanta Peachtree and the construction of a new fuel farm at El Paso.

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

Financing Activities

At March 31, 2011, the outstanding balance on Atlantic Aviation’s debt facilities consisted of $748.9 million in term loan facility borrowings, which is 100% hedged with interest rate swaps, and $47.4 million in capital expenditure facility borrowings. The weighted average interest rate on the term loan was 6.79%. The interest rate applicable on the capital expenditure facility is the three-month U.S. Libor plus a margin of 1.60%. In the first quarters in 2011 and 2010, the business paid approximately $13.2 million and $13.8 million, respectively, in interest expense, excluding interest rate swap breakage fees, related to its debt facilities.

In addition to the debt facilities described above, Atlantic Aviation raised a $3.5 million stand-alone debt facility to partially fund the construction of a new FBO at Oklahoma City Will Rogers Airport. At March 31, 2011, the outstanding balance on the stand-alone facility was $1.1 million.

The decrease in cash used in financing activities is primarily due to a larger debt prepayment of the outstanding principal balance of the term loan debt in the first quarter of 2010 of $24.7 million compared to $14.5 million in the first quarter of 2011.

The maximum permitted debt-to-EBITDA ratio dropped to 7.50x on March 31, 2011. The business expects to remain in compliance with the maximum leverage covenant through the maturity of its debt facilities if the performance of the business remains at current levels.

The financial covenant requirements under Atlantic Aviation’s credit facility, and the calculation of these measures at March 31, 2011, were as follows:

•	Debt Service Coverage Ratio > 1.2x (default threshold). The ratio at March 31, 2011 was 1.98x.
•	Leverage Ratio debt to EBITDA for the trailing twelve months < 7.50x (default threshold). The ratio at March 31, 2011 was 6.71x.

In cooperation with the business’ lenders, the terms of Atlantic Aviation’s loan agreement were amended on February 25, 2009. The amendments require that the business apply all excess cash flow to prepay additional debt principal whenever the leverage ratio (debt to adjusted EBITDA) is equal to or greater than 6.0x to 1.0 for the trailing twelve months and to use 50% of excess cash flow to prepay debt whenever the leverage ratio is equal to or greater than 5.5x to 1.0 and below 6.0x to 1.0.

Aviation-Related Business: Atlantic Aviation – (continued)

For a description of the material terms of Atlantic Aviation’s credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2010. We have not had any material changes to these credit facilities since February 23, 2011, our 10-K filing date.

Commitments and Contingencies

At March 31, 2011 there were no material changes in our future commitments and contingencies from December 31, 2010, except for the mandatory prepayment we expect to make under the cash sweep terms of Atlantic Aviation’s credit facility from long-term debt to current portion of long-term debt in our consolidated condensed balance sheet.

Under the amended terms of Atlantic Aviation’s credit facility, the business will apply all excess cash flow from the business to prepay the debt principal for the foreseeable future. For the quarter ended March 31, 2011, Atlantic Aviation used $15.6 million of excess cash flow to prepay $14.5 million of the outstanding principal balance of the term loan debt under the facility and $1.1 million in interest rate swap breakage fees. Actual prepayment amounts in the periods beginning March 31, 2012 through the maturity of the facility will depend on the performance of the business.

See Note 7, “Long-Term Debt”, to our consolidated condensed financial statements in Part I of this Form 10-Q for further discussion. At March 31, 2011, we did not have any outstanding material purchase obligations. For a discussion of our other future obligations, due by period, under the various contractual obligations, off-balance sheet arrangements and commitments, please see “Liquidity and Capital Resources — Commitments and Contingencies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on February 23, 2011. We have not had any material changes to our commitments except as discussed above.

In addition, at March 31, 2011, we did not have any material reserves for contingencies. We have other contingencies, including pending threatened legal and administrative proceedings that are not reflected at this time as they are not ascertainable.

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

Critical Accounting Policies and Estimates

For critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Our critical accounting policies and estimates have not changed materially from the description contained in that Annual Report.

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

Other Matters

The discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated condensed financial statements and the notes to those statements included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify such forward-looking statements. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Unless required by law, we can undertake no obligation to update forward-looking statements. Readers should also carefully review the risk factors set forth in other reports and documents filed from time to time with the SEC.

Except as otherwise specified, “Macquarie Infrastructure Company,” “MIC,” “we,” “us,” and “our” refer to the Company and its subsidiaries together from June 25, 2007 and, prior to that date, to the Trust, the Company and its subsidiaries. Macquarie Infrastructure Management (USA) Inc., which we refer to as our Manager, is part of the Macquarie Group, comprised of Macquarie Group Limited and its subsidiaries and affiliates worldwide.

Quantitative and Qualitative Disclosure About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Our exposure to market risk has not changed materially since February 23, 2011, our 10-K filing date.

Item 4. Controls and Procedures

Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011. There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED BALANCE SHEETS
($ In Thousands, Except Share Data)

	March 31, 2011	December 31, 2010(1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,864	$24,563
Accounts receivable, less allowance for doubtful accounts of $501 and $613, respectively	54,425	47,845
Inventories	17,805	17,063
Prepaid expenses	6,973	6,321
Deferred income taxes	19,770	19,030
Other	12,752	10,605
Total current assets	136,589	125,427
Property, equipment, land and leasehold improvements, net	559,676	563,451
Equipment lease receivables	34,849	35,663
Investment in unconsolidated business	223,727	223,792
Goodwill	514,253	514,253
Intangible assets, net	696,725	705,862
Other	27,373	28,294
Total assets	$2,193,192	$2,196,742
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Due to manager – related party	$3,687	$3,282
Accounts payable	41,008	36,036
Accrued expenses	21,106	23,047
Current portion of long-term debt	52,848	49,325
Fair value of derivative instruments	45,380	43,496
Other	16,475	16,100
Total current liabilities	180,504	171,286
Long-term debt, net of current portion	1,074,514	1,089,559
Deferred income taxes	162,676	156,328
Fair value of derivative instruments	38,069	51,729
Other	40,871	41,145
Total liabilities	1,496,634	1,510,047
Commitments and contingencies	—	—
Members’ equity:
LLC interests, no par value; 500,000,000 authorized; 45,851,527 LLC interests issued and outstanding at March 31, 2011 and 45,715,448 LLC interests issued and outstanding at December 31, 2010	967,644	964,430
Additional paid in capital	21,956	21,956
Accumulated other comprehensive loss	(27,871)	(25,812)
Accumulated deficit	(258,260)	(269,425)
Total members’ equity	703,469	691,149
Noncontrolling interests	(6,911)	(4,454)
Total equity	696,558	686,695
Total liabilities and equity	$2,193,192	$2,196,742

(1)	Reclassified to conform to current period presentation.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
($ In Thousands, Except Share and Per Share Data)

	Quarter Ended March 31, 2011	Quarter Ended March 31, 2010
Revenue
Revenue from product sales	$153,064	$120,018
Revenue from product sales – utility	34,273	26,835
Service revenue	51,247	53,206
Financing and equipment lease income	1,287	1,245
Total revenue	239,871	201,304
Costs and expenses
Cost of product sales	105,325	77,054
Cost of product sales – utility	26,865	21,313
Cost of services	12,154	11,145
Selling, general and administrative	51,670	50,734
Fees to manager – related party	3,632	2,189
Depreciation	7,210	7,722
Amortization of intangibles	8,719	8,671
Total operating expenses	215,575	178,828
Operating income	24,296	22,476
Other income (expense)
Interest income	4	16
Interest expense(1)	(14,469)	(34,687)
Equity in earnings and amortization charges of investee	8,362	5,593
Other (expense) income, net	(349)	48
Net income (loss) from continuing operations before income taxes	17,844	(6,554)
(Provision) benefit for income taxes	(6,986)	1,089
Net income (loss) from continuing operations	$10,858	$(5,465)
Net loss from discontinued operations, net of taxes	—	(4,013)
Net income (loss)	$10,858	$(9,478)
Less: net loss attributable to noncontrolling interests	(307)	(1,113)
Net income (loss) attributable to MIC LLC	$11,165	$(8,365)
Basic income (loss) per share from continuing operations attributable to MIC LLC interest holders	$0.24	$(0.10)
Basic loss per share from discontinued operations attributable to MIC LLC interest holders	—	(0.08)
Basic income (loss) per share attributable to MIC LLC interest holders	$0.24	$(0.18)
Weighted average number of shares outstanding: basic	45,730,568	45,294,457
Diluted income (loss) per share from continuing operations attributable to MIC LLC interest holders	$0.24	$(0.10)
Diluted loss per share from discontinued operations attributable to MIC LLC interest holders	—	(0.08)
Diluted income (loss) per share attributable to MIC LLC interest holders	$0.24	$(0.18)
Weighted average number of shares outstanding: diluted	45,762,557	45,294,457
Cash distributions declared per share	$0.20	$—

(1)	Interest expense includes non-cash gains on derivative instruments of $5.5 million and non-cash losses on derivative instruments of $11.1 million for the quarters ended March 31, 2011 and 2010, respectively.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
($ In Thousands)

	Quarter Ended March 31, 2011	Quarter Ended March 31, 2010
Operating activities
Net income (loss)	$10,858	$(9,478)
Adjustments to reconcile net income (loss) to net cash provided by operating activities from continuing operations:
Net loss from discontinued operations before noncontrolling interests	—	4,013
Depreciation and amortization of property and equipment	8,857	9,357
Amortization of intangible assets	8,719	8,671
Equity in earnings and amortization charges of investees	(8,362)	(5,593)
Equity distributions from investees	—	5,000
Amortization of debt financing costs	1,030	2,914
Non-cash derivative (gains) losses	(5,510)	11,126
Base management fees settled in LLC interests	3,632	2,189
Equipment lease receivable, net	740	712
Deferred rent	90	72
Deferred taxes	6,054	(1,967)
Other non-cash expenses, net	663	703
Changes in other assets and liabilities:
Accounts receivable	(6,746)	504
Inventories	(845)	(776)
Prepaid expenses and other current assets	(2,320)	1,927
Due to manager-related party	(13)	7
Accounts payable and accrued expenses	4,479	1,759
Income taxes payable	594	11
Other, net	(378)	(345)
Net cash provided by operating activities from continuing operations	21,542	30,806
Investing activities
Purchases of property and equipment	(7,162)	(4,013)
Investment in capital leased assets	—	(2,400)
Other	(14)	6
Net cash used in investing activities from continuing operations	(7,176)	(6,407)
Financing activities
Proceeds from long-term debt	970	—
Net proceeds on line of credit facilities	2,000	—
Contributions received from noncontrolling interests	—	300
Distributions paid to noncontrolling interests	(2,495)	(342)
Payment of long-term debt	(14,500)	(24,736)
Change in restricted cash	—	2,236
Payment of notes and capital lease obligations	(40)	(33)
Net cash used in financing activities from continuing operations	(14,065)	(22,575)
Net change in cash and cash equivalents from continuing operations	301	1,824

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS — (continued)
(Unaudited)
($ In Thousands)

	Quarter Ended March 31, 2011	Quarter Ended March 31, 2010
Cash flows provided by (used in) discontinued operations:
Net cash provided by operating activities	—	3,343
Net cash used in investing activities	—	(106)
Net cash used in financing activities	—	(151)
Cash provided by discontinued operations(1)	—	3,086
Change in cash of discontinued operations held for sale(1)	—	(3,088)
Net change in cash and cash equivalent	301	1,822
Cash and cash equivalents, beginning of period	24,563	27,455
Cash and cash equivalents, end of period – continuing operations	$24,864	$29,277
Supplemental disclosures of cash flow information for continuing operations:
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$1,789	$1,172
Issuance of LLC interests to manager for base management fees	$3,214	$1,894
Taxes paid	$309	$808
Interest paid	$18,959	$20,628

(1)	Cash of discontinued operations held for sale is reported in assets of discontinued operations held for sale in the accompanying consolidated condensed balance sheets. The cash used in discontinued operations is different than the change in cash of discontinued operations held for sale due to intercompany transactions that are eliminated in consolidation.

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

Atlantic Aviation — an airport services business providing products and services, including fuel and aircraft hangaring/parking, to owners and operators of general aviation aircraft at 66 airports and one heliport in the U.S.

2. Basis of Presentation

The unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of consolidated condensed financial statements in conformity with GAAP requires estimates and assumptions. Management evaluates these estimates and assumptions on an ongoing basis. Actual results may differ from the estimates and assumptions used in the financial statements and notes. Operating results for the quarter ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The consolidated balance sheet at December 31, 2010 has been derived from audited financial statements but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. Certain reclassifications were made to the financial statements for the prior period to conform to current period presentation.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

2. Basis of Presentation  – (continued)

The interim financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 23, 2011.

3. Income (Loss) Per Share

Following is a reconciliation of the basic and diluted number of shares used in computing income (loss) per share:

	Quarter Ended March 31,
	2011	2010
Weighted average number of shares outstanding:
basic	45,730,568	45,294,457
Dilutive effect of restricted stock unit grants	31,989	—
Weighted average number of shares outstanding:
diluted	45,762,557	45,294,457

The effect of potentially dilutive shares for the quarter ended March 31, 2011 is calculated assuming that the 31,989 restricted stock unit grants provided to the independent directors on June 3, 2010 had been fully converted to shares on that grant date. However, the restricted stock unit grants were anti-dilutive for the quarter ended March 31, 2010, due to the Company’s net loss for that period.

4. Discontinued Operations

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

As a result of the approval of the sale of PCAA’s assets in bankruptcy and the dissolution of PCAA during 2010, the Company reduced its valuation allowance in 2010 on the realization of a portion of the deferred tax assets attributable to its basis in PCAA and its consolidated federal net operating loss, or NOL. The change in the valuation allowance recorded in discontinued operations was $9.6 million for the year ended December 31, 2010.

The results of operations from this business, for the quarter ended March 31, 2010, are separately reported as discontinued operations in the Company’s consolidated condensed financial statements. This business is no longer a reportable segment.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

4. Discontinued Operations  – (continued)

Summarized financial information for discontinued operations related to PCAA for the quarter ended March 31, 2010 is as follows ($ in thousands, except share and per share data):

For the Quarter Ended March 31, 2010
Service revenue	$16,507
Net loss from discontinued operations before income taxes and noncontrolling interest	$(3,017)
Provision for income taxes	(996)
Net loss from discontinued operations	(4,013)
Less: net loss attributable to noncontrolling interests	(166)
Net loss from discontinued operations attributable to MIC LLC	$(3,847)
Basic loss per share from discontinued operations attributable to MIC LLC interest holders	$(0.08)
Weighted average number of shares outstanding at the Company level: basic	45,294,457
Diluted loss per share from discontinued operations attributable to MIC LLC interest holders	$(0.08)
Weighted average number of shares outstanding at the Company level: diluted	45,294,457

5. Property, Equipment, Land and Leasehold Improvements

Property, equipment, land and leasehold improvements at March 31, 2011 and December 31, 2010 consist of the following ($ in thousands):

	March 31, 2011	December 31, 2010
Land	$4,618	$4,618
Easements	5,624	5,624
Buildings	24,916	24,796
Leasehold and land improvements	321,707	320,170
Machinery and equipment	339,743	337,595
Furniture and fixtures	9,344	9,240
Construction in progress	17,927	17,070
Property held for future use	1,573	1,573
	725,452	720,686
Less: accumulated depreciation	(165,776)	(157,235)
Property, equipment, land and leasehold improvements, net(1)	$559,676	$563,451

(1)	Includes $136,000 of capitalized interest for the year ended December 31, 2010.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

6. Intangible Assets

Intangible assets at March 31, 2011 and December 31, 2010 consist of the following ($ in thousands):

	Weighted Average Life (Years)	March 31, 2011	December 31, 2010
Contractual arrangements	30.8	$762,254	$762,595
Non-compete agreements	2.5	9,515	9,515
Customer relationships	10.6	77,765	77,842
Leasehold rights	12.5	3,330	3,330
Trade names	Indefinite	15,401	15,401
Technology	5.0	460	460
		868,725	869,143
Less: accumulated amortization		(172,000)	(163,281)
Intangible assets, net		$696,725	$705,862

The goodwill balance as of March 31, 2011 and December 31, 2010 is comprised of the following ($ in thousands):

Goodwill acquired in business combinations, net of disposals	$639,382
Less: accumulated impairment charges	(123,200)
Less: write off of goodwill with disposal of assets	(1,929)
Balance at March 31, 2011 and December 31, 2010	$514,253

The Company tests for goodwill impairment at the reporting unit level on an annual basis and between annual tests if a triggering event indicates impairment. Annual goodwill impairment testing conducted routinely on October 1 of each year.

7. Long-Term Debt

At March 31, 2011 and December 31, 2010, the Company’s consolidated long-term debt consisted of the following ($ in thousands):

	March 31, 2011	December 31, 2010
The Gas Company	$160,000	$160,000
District Energy	170,000	170,000
Atlantic Aviation	797,362	808,884
Total	1,127,362	1,138,884
Less: current portion	(52,848)	(49,325)
Long-term portion	$1,074,514	$1,089,559

Until March 31, 2010, MIC Inc. had a revolving credit facility with various financial institutions. The facility was repaid in full in December 2009 and no amounts were outstanding under the revolving credit facility as of December 31, 2009 or at the facility’s maturity on March 31, 2010.

On February 25, 2009, Atlantic Aviation amended its credit facility to provide the business additional financial flexibility over the near and medium term. Under the amended terms, the business must apply all excess cash flow from the business to prepay additional debt whenever the leverage ratio (debt to adjusted EBITDA) is equal to or greater than 6.0x to 1.0 for the trailing twelve months and must use 50% of excess cash flow to prepay debt whenever the leverage ratio is equal to or greater than 5.5x to 1.0 and below 6.0x to 1.0. For the quarter ended March 31, 2011, Atlantic Aviation used $15.6 million of excess cash flow to prepay

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7. Long-Term Debt  – (continued)

$14.5 million of the outstanding principal balance of the term loan debt under the facility and $1.1 million in interest rate swap breakage fees. The Company has classified $52.8 million relating to Atlantic Aviation’s debt in current portion of long-term debt in the consolidated condensed balance sheet at March 31, 2011, as it expects to repay this amount within one year.

8. Derivative Instruments and Hedging Activities

The Company and its businesses have in place variable-rate debt. Management believes that it is prudent to limit the variability of a portion of the business’ interest payments. To meet this objective, the Company enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk on a majority of its debt with a variable-rate component.

At March 31, 2011, the Company had $1.1 billion of current and long-term debt, $1.1 billion of which was economically hedged with interest rate swaps and $68.5 million of which was unhedged.

As discussed in Note 7, “Long-Term Debt”, Atlantic Aviation applies its excess cash flow to prepay debt. As a result, $1.5 million of accumulated other comprehensive loss in the consolidated condensed balance sheet related to Atlantic Aviation’s derivative instruments was reclassified to interest expense in the consolidated condensed statement of operations for the quarter ended March 31, 2010. Atlantic Aviation will record additional reclassifications from accumulated other comprehensive loss to interest expense as the business continues to pay down its debt more quickly than anticipated.

In March 2009, Atlantic Aviation, The Gas Company and District Energy entered into interest rate basis swap contracts that expired on March 31, 2010. These contracts effectively changed the interest rate index on each business’ existing swap contracts from the 90-day LIBOR rate to the 30-day LIBOR rate plus a margin of 19.50 basis points for Atlantic Aviation and 24.75 basis points for The Gas Company and District Energy. This transaction, adjusted for the prepayments of outstanding principal on the term loan debt at Atlantic Aviation, resulted in $580,000 lower interest expense for these businesses for the quarter ended March 31, 2010.

Effective February 25, 2009 for Atlantic Aviation and effective April 1, 2009 for the Company’s other businesses, the Company elected to discontinue hedge accounting. In prior periods, when the Company applied hedge accounting, changes in the fair value of derivatives that effectively offset the variability of cash flows on the Company’s debt interest obligations were recorded in other comprehensive income or loss. From the dates that hedge accounting was discontinued, all movements in the fair value of the interest rate swaps are recorded directly through earnings. As interest payments are made, a portion of the other comprehensive loss recorded under hedge accounting is also reclassified into earnings. The Company will reclassify into earnings $29.8 million of net derivative losses, included in accumulated other comprehensive loss as of March 31, 2011 over the remaining life of the existing interest rate swaps, of which approximately $18.5 million will be reclassified over the next 12 months.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

8. Derivative Instruments and Hedging Activities  – (continued)

The Company’s fair value measurements of its derivative instruments and the related location of the liabilities associated with the hedging instruments within the consolidated condensed balance sheets at March 31, 2011 and December 31, 2010 were as follows ($ in thousands):

	Liabilities at Fair Value(1)
	Interest Rate Swap Contracts Not Designated as Hedging Instruments
Balance Sheet Location	March 31, 2011	December 31, 2010
Fair value of derivative instruments – current liabilities	$(45,380)	$(43,496)
Fair value of derivative instruments – non-current liabilities	(38,069)	(51,729)
Total interest rate swap derivative contracts	$(83,449)	$(95,225)

(1)	Fair value measurements at reporting date were made using significant other observable inputs (“level 2”).

The Company’s hedging activities for the quarters ended March 31, 2011 and 2010 and the related location within the consolidated condensed financial statements were as follows ($ in thousands):

	Derivatives Not Designated as Hedging Instruments(1)
	Amount of Gain/Loss Recognized in Interest Expense for the Quarter Ended March 31,
Financial Statement Account	2011(2)	2010(3)
Interest expense	$(9,835)	$(27,134)
Total	$(9,835)	$(27,134)

(1)	All derivatives are interest rate swap contracts.
(2)	Net loss recognized in interest expense for the quarter ended March 31, 2011 includes $14.2 million in interest rate swap payments offset by $4.4 million in unrealized derivative gains arising from:
•	the change in fair value of interest rate swaps from the discontinuation of hedge accounting; and
•	interest rate swap break fees related to the pay down of debt at Atlantic Aviation.
(3)	Loss recognized in interest expense for the quarter ended March 31, 2010 includes $13.6 millions in unrealized derivative losses and $13.5 million in interest rate swap payments.

All of the Company’s derivative instruments are collateralized by all of the assets of the respective businesses.

9. Comprehensive Income (Loss)

Other comprehensive income (loss) includes primarily the change in fair value of derivative instruments which qualified for hedge accounting until the dates that hedge accounting was discontinued, as discussed in Note 8, “Derivative Instruments and Hedging Activities”.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Comprehensive Income (Loss)  – (continued)

The difference between net income (loss) and comprehensive income (loss) for the quarters ended March 31, 2011 and 2010 was as follows ($ in thousands):

	Quarter Ended March 31,
	2011	2010
Net income (loss) attributable to MIC LLC	$11,165	$(8,365)
Reclassification of net realized (gains) losses into earnings, net of taxes	(2,059)	5,348
Comprehensive income (loss)	$9,106	$(3,017)

For further discussion on derivative instruments and hedging activities, see Note 8, “Derivative Instruments and Hedging Activities”.

10. Members’ Equity

The Company is authorized to issue 500,000,000 LLC interests. Each outstanding LLC interest of the Company is entitled to one vote on any matter with respect to which holders of LLC interests are entitled to vote.

11. Reportable Segments

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

	As of, and for the Quarter Ended, March 31,
	2011	2010
Revenue	$110,831	$107,038
Net income	$19,090	$13,243
Interest expense, net	4,683	12,125
Provision for income taxes	13,544	9,606
Depreciation and amortization	15,675	14,618
Other non-cash (income) expenses	(8)	233
EBITDA excluding non-cash items(1)	$52,984	$49,825
Capital expenditures paid	$33,297	$19,430
Property, equipment, land and leasehold improvements, net	1,054,560	987,800
Total assets balance	1,210,259	1,067,019

(1)	EBITDA consists of earnings before interest, taxes, depreciation and amortization. Non-cash items that are excluded consist of impairments, derivative gains and losses and all other non-cash income and expense items.

All of the business segments are managed separately and management has chosen to organize the Company around the distinct products and services offered.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

11. Reportable Segments  – (continued)

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

The revenue from the District Energy segment is included in service revenue and financing and equipment lease income. Included in service revenue is capacity revenue, which relates to monthly fixed contract charges, and consumption revenue, which relates to contractual rates applied to actual usage. Financing and equipment lease income relates to direct financing lease transactions and equipment leases to the business’ various customers. Finance lease revenue, recorded on the consolidated condensed statement of operations, is comprised of the interest portion of lease payments received from equipment leases with various customers. The principal cash receipts on these equipment leases are recorded in the operating activities of the consolidated condensed statement of cash flows. District Energy provides its services to buildings primarily in the downtown Chicago, Illinois area and to a casino and a shopping mall located in Las Vegas, Nevada.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

11. Reportable Segments  – (continued)

Revenue from external customers for the Company’s consolidated reportable segments was as follows ($ in thousands) (unaudited):

	Quarter Ended March 31, 2011
	Energy-related Businesses		Atlantic Aviation	Total Reportable Segments
	The Gas Company	District Energy
Revenue from Product Sales
Product sales	$27,351	$—	$125,713	$153,064
Product sales – utility	34,273	—	—	34,273
	61,624	—	125,713	187,337
Service Revenue
Other services	—	690	42,796	43,486
Cooling capacity revenue	—	5,331	—	5,331
Cooling consumption revenue	—	2,430	—	2,430
	—	8,451	42,796	51,247
Financing and Lease Income
Financing and equipment lease	—	1,287	—	1,287
	—	1,287	—	1,287
Total Revenue	$61,624	$9,738	$168,509	$239,871

	Quarter Ended March 31, 2010
	Energy-related Businesses			Total Reportable Segments
	The Gas Company	District Energy	Atlantic Aviation
Revenue from Product Sales
Product sales	$25,310	$—	$94,708	$120,018
Product sales – utility	26,835	—	—	26,835
	52,145	—	94,708	146,853
Service Revenue
Other services	—	864	45,341	46,205
Cooling capacity revenue	—	5,238	—	5,238
Cooling consumption revenue	—	1,763	—	1,763
	—	7,865	45,341	53,206
Financing and Lease Income
Financing and equipment lease	—	1,245	—	1,245
	—	1,245	—	1,245
Total Revenue	$52,145	$9,110	$140,049	$201,304

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

11. Reportable Segments  – (continued)

EBITDA excluding non-cash items for the Company’s consolidated reportable segments is shown in the tables below ($ in thousands) (unaudited). Allocation of corporate expense, intercompany fees and the tax effects have been excluded as they are eliminated on consolidation.

	Quarter Ended March 31, 2011
	Energy-related Businesses			Total Reportable Segments
	The Gas Company	District Energy	Atlantic Aviation
Net income (loss)	$4,430	$(496)	$4,742	$8,676
Interest expense, net	2,014	2,259	10,193	14,466
Provision (benefit) for income taxes	2,902	(347)	3,175	5,730
Depreciation	1,567	1,647	5,643	8,857
Amortization of intangibles	206	337	8,176	8,719
Other non-cash expense	670	38	146	854
EBITDA excluding non-cash items	$11,789	$3,438	$32,075	$47,302

	Quarter Ended March 31, 2010
	Energy-related Businesses			Total Reportable Segments
	The Gas Company	District Energy	Atlantic Aviation
Net income (loss)	$2,254	$(2,631)	$(3,389)	$(3,766)
Interest expense, net	4,807	6,028	21,986	32,821
Provision (benefit) for income taxes	1,451	(1,720)	(2,287)	(2,556)
Depreciation	1,512	1,635	6,210	9,357
Amortization of intangibles	206	337	8,128	8,671
Other non-cash expense	534	155	47	736
EBITDA excluding non-cash items	$10,764	$3,804	$30,695	$45,263

Reconciliations of consolidated reportable segments’ EBITDA excluding non-cash items to consolidated net income (loss) from continuing operations before income taxes are as follows ($ in thousands) (unaudited):

	Quarter Ended March 31,
	2011	2010
Total reportable segments EBITDA excluding non-cash items	$47,302	$45,263
Interest income	4	16
Interest expense	(14,469)	(34,687)
Depreciation(1)	(8,857)	(9,357)
Amortization of intangibles	(8,719)	(8,671)
Selling, general and administrative – corporate	(1,479)	(1,980)
Fees to manager	(3,632)	(2,189)
Equity in earnings and amortization charges of investees	8,362	5,593
Other expense, net	(668)	(542)
Total consolidated net income (loss) from continuing operations before income taxes	$17,844	$(6,554)

(1)	Depreciation includes depreciation expense for District Energy, which is reported in cost of services in the consolidated condensed statement of operations.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

11. Reportable Segments  – (continued)

Capital expenditures for the Company’s reportable segments were as follows ($ in thousands) (unaudited):

	Quarter Ended March 31,
	2011	2010
The Gas Company	$4,147	$2,331
District Energy	564	346
Atlantic Aviation	2,451	1,336
Total	$7,162	$4,013

Property, equipment, land and leasehold improvements, goodwill and total assets for the Company’s reportable segments as of March 31 were as follows ($ in thousands) (unaudited):

	Property, Equipment, Land and Leasehold Improvements		Goodwill		Total Assets
	2011	2010	2011	2010	2011	2010
The Gas Company	$150,960	$143,784	$120,193	$120,193	$357,290	$351,703
District Energy	145,251	150,170	18,647	18,647	223,957	230,329
Atlantic Aviation	263,465	280,930	375,413	377,342	1,403,924	1,464,161
Total	$559,676	$574,884	$514,253	$516,182	$1,985,171	$2,046,193

Reconciliation of reportable segments’ total assets to consolidated total assets ($ in thousands) (unaudited):

	As of March 31,
	2011	2010
Total assets of reportable segments	$1,985,171	$2,046,193
Investment in IMTT	223,727	208,084
Assets of discontinued operations held for sale	—	88,788
Corporate and other	(15,706)	(20,811)
Total consolidated assets	$2,193,192	$2,322,254

12. Related Party Transactions

Management Services Agreement with Macquarie Infrastructure Management (USA) Inc. (the Manager)

As of March 31, 2011, the Manager held 3,933,636 LLC interests of the Company, which were acquired concurrently with the closing of the initial public offering in December 2004 and by reinvesting base management and performance fees in the Company. In addition, the Macquarie Group held LLC interests acquired in open market purchases.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Related Party Transactions  – (continued)

In accordance with the Management Agreement, the Manager is entitled to a quarterly base management fee based primarily on the Company’s market capitalization, and a performance fee, based on the performance of the Company’s stock relative to a U.S. utilities index. For the quarters ended March 31, 2011 and 2010, the Manager did not earn a performance fee.

For quarters ended March 31, 2011 and 2010, the Company incurred base management fees of $3.6 million and $2.2 million, respectively. The unpaid portion of the fees at the end of each reporting period is included in due to manager-related party in the consolidated condensed balance sheets. The Manager elected to reinvest the base management fee of $3.2 million for the fourth quarter of 2010 in additional LLC interests and the Company issued 136,079 LLC interests to the Manager during the first quarter of 2011. The Manager elected to reinvest the base management fee of $2.2 million for the first quarter of 2010 in additional LLC interests and the Company issued 155,375 LLC interests to the Manager during the second quarter of 2010. The base management fee for the first quarter of 2011 will be reinvested in additional LLC interests during the second quarter of 2011.

The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its base management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries and investments, income taxes, audit and legal fees, acquisitions and dispositions and its compliance with applicable laws and regulations. During the quarters ended March 31, 2011 and 2010, the Manager charged the Company $62,000 and $90,000, respectively, for reimbursement of out-of-pocket expenses. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in due to manager-related party in the consolidated condensed balance sheet.

Advisory and Other Services from the Macquarie Group

The Macquarie Group, and wholly-owned subsidiaries within the Macquarie Group, including Macquarie Bank Limited, or MBL, and Macquarie Capital (USA) Inc., or MCUSA, have provided various advisory and other services and incurred expenses in connection with the Company’s equity raising activities, acquisitions and debt structuring for the Company and its businesses. Underwriting fees are recorded in members’ equity as a direct cost of equity offerings. Advisory fees and out-of-pocket expenses relating to acquisitions are expensed as incurred. Debt arranging fees are deferred and amortized over the term of the credit facility. No amounts were incurred during the quarter ended March 31, 2011.

Long-Term Debt

Until March 31, 2010, the Company had a revolving credit facility provided by various financial institutions, including entities within the Macquarie Group. The facility was repaid in full during 2009 and no amounts were outstanding under the revolving credit facility at the facility’s maturity on March 31, 2010.

Derivative Instruments and Hedging Activities

The Company has derivative instruments in place to fix the interest rate on certain outstanding variable-rate term loan facilities. MBL has provided interest rate swaps for The Gas Company. At March 31, 2011, The Gas Company had $160.0 million of its term loans hedged, of which MBL was providing the interest rate swaps for a notional amount of $48.0 million. The remainder of the swaps are from an unrelated third party. During the quarter ended March 31, 2011, The Gas Company made payments to MBL of $544,000 in relation to these swaps.

Other Transactions

In September 2010, The Gas Company purchased casualty insurance coverage from insurance underwriters who pay commission to Macquarie Insurance Facility, or MIF, an indirect subsidiary of Macquarie Group Limited. The Gas Company does not make any payments directly to MIF.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Related Party Transactions  – (continued)

During 2010, Atlantic Aviation entered into a copiers lease agreement with Macquarie Equipment Finance, or MEF, an indirect subsidiary of Macquarie Group Limited. For the quarter ended March 31, 2011, Atlantic Aviation incurred $6,000 in lease expense on these copiers. As of March 31, 2011, Atlantic Aviation had prepaid the April 2011 monthly payment to MEF for $2,000, which is included in prepaid expenses in the consolidated condensed balance sheet.

On March 30, 2009, The Gas Company entered into licensing agreements with Utility Service Partners, Inc. and America’s Water Heater Rentals, LLC, both indirect subsidiaries of Macquarie Group Limited, to enable these entities to offer products and services to The Gas Company’s customer base. No payments were made under these arrangements during the quarter ended March 31, 2011.

On August 29, 2008, Macquarie Global Opportunities Partners, or MGOP, a private equity fund managed by the Macquarie Group, completed the acquisition of the jet membership, retail charter and fuel management business units previously owned by Sentient Jet Holdings, LLC. The new company is called Sentient Flight Group (referred to hereafter as “Sentient”). Sentient was an existing customer of Atlantic Aviation. For the quarter ended March 31, 2011, Atlantic Aviation recorded $5.0 million in revenue from Sentient. As of March 31, 2011, Atlantic Aviation had $249,000 in receivables from Sentient, which is included in accounts receivable in the consolidated condensed balance sheets.

In addition, the Company and several of its subsidiaries have entered into a licensing agreement with the Macquarie Group related to the use of the Macquarie name and trademark. The Macquarie Group does not charge the Company any fees for this license.

13. Income Taxes

The Company expects to incur federal consolidated taxable income for the year ending December 31, 2011, which will be fully offset by the Company’s federal NOL carryforwards. The Company believes that it will be able to utilize the federal and certain state consolidated prior year NOLs. Accordingly, the Company has not provided a valuation allowance against any deferred tax assets generated in 2011. Two of the Company’s businesses, IMTT and District Energy, are less than 80% owned by the Company, and those businesses file separate federal consolidated income tax returns.

In the first quarter of 2010, the Company reduced the valuation allowance against its deferred tax assets by approximately $2.6 million. This decrease was recorded as a benefit in the tax provision for the quarter ended March 31, 2010.

The Company and its subsidiaries file separate and combined state income tax returns. In January 2011, Illinois enacted the Taxpayer Accountability and Budget Stabilization Act. The legislation increases the corporate income tax rate to 7.0% from 4.8% for taxable years beginning on or after January 1, 2011 and prior to January 1, 2015; 5.25% for taxable years beginning on or after January 1, 2015 and prior to January 1, 2025; and 4.8% for taxable years beginning on or after January 1, 2025. The income tax expense for the quarter ended March 31, 2011 includes a deferred income tax expense of approximately $147,000 to reflect the effects of the rate increase.

Uncertain Tax Positions

At December 31, 2010, the Company and its subsidiaries had a reserve of approximately $368,000 for benefits taken during 2010 and prior tax periods attributable to tax positions for which the probability of recognition is considered to be less than more likely than not. There was no material change in that reserve as of March 31, 2011 and no material change is expected for the year ended December 31, 2011.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

14. Legal Proceedings and Contingencies

The subsidiaries of MIC Inc. are subject to legal proceedings arising in the ordinary course of business. In management’s opinion, the Company has adequate legal defenses and/or insurance coverage with respect to these actions, and does not believe the outcome of any pending legal proceedings will be material to the Company’s financial position or results of operations.

Arbitration Proceedings between MIC and Co-investor in IMTT

The Company has been unable to resolve the previously-disclosed dispute with the co-owner of IMTT regarding distributions, despite efforts to do so in accordance with the Shareholders’ Agreement. Accordingly, on April 18, 2011, the Company initiated formal arbitration proceedings with the Voting Trust of IMTT Holdings Inc. and IMTT Holdings Inc. under the auspices of the American Arbitration Association, as provided under the Shareholders’ Agreement. IMTT is named as a respondent because under the Shareholders’ Agreement it is responsible for any monetary damages resulting from a breach of the Shareholders’ Agreement by the Voting Trust. The Company is seeking payment of distributions due for the quarter ended December 31, 2010 and future periods and other non-monetary relief. The Company anticipates that the process may take up to 12 months to be completed.

Except noted above, there are no material legal proceedings other than as disclosed in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on February 23, 2011.

15. Subsequent Event

Distribution

On May 2, 2011, the board of directors declared a distribution of $0.20 per share for the quarter ended March 31, 2011, which will be paid on or about May 18, 2011 to holders of record on May 11, 2011.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Except as described below, there are no material legal proceedings, other than as previously disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on February 23, 2011.

The Company has been unable to resolve the previously-disclosed dispute with the co-owner of IMTT regarding distributions, despite efforts to do so in accordance with the Shareholders’ Agreement. Accordingly, on April 18, 2011, the Company initiated formal arbitration proceedings with the Voting Trust of IMTT Holdings Inc. and IMTT Holdings Inc. under the auspices of the American Arbitration Association, as provided under the Shareholders’ Agreement. IMTT is named as a respondent because under the Shareholders’ Agreement it is responsible for any monetary damages resulting from a breach of the Shareholders’ Agreement by the Voting Trust. The Company is seeking payment of distributions due for the quarter ended December 31, 2010 and future periods and other non-monetary relief. The Company anticipates that the process may take up to 12 months to be completed.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on February 23, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

An exhibit index has been filed as part of this Report on page E-1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACQUARIE INFRASTRUCTURE COMPANY LLC
Dated: May 4, 2011	By: /s/ James Hooke Name: James Hooke Title: Chief Executive Officer
Dated: May 4, 2011	By: /s/ Todd Weintraub Name: Todd Weintraub Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Third Amended and Restated Operating Agreement of Macquarie Infrastructure Company LLC (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2007)
3.2	Amended and Restated Certificate of Formation of Macquarie Infrastructure Assets LLC (incorporated by reference to Exhibit 3.8 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-116244)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer

*	Filed herewith.

E-1