Form 10-Q
period 2011-06-30
Macquarie Infrastructure CO LLC
filed 2011-08-03
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

There were 46,028,258 limited liability company interests without par value outstanding at August 2, 2011.

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

PART I

FINANCIAL INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operation of Macquarie Infrastructure Company LLC (“the Company” or “MIC”) should be read in conjunction with the consolidated condensed financial statements and the notes to those statements included elsewhere herein.

We own, operate and invest in a diversified group of infrastructure businesses that provide basic services, such as chilled water for building cooling and gas utility services to businesses and individuals primarily in the U.S. The businesses we own and operate are energy-related businesses consisting of: a 50% interest in International Matex Tank Terminals, or IMTT, The Gas Company and our controlling interest in District Energy; and an aviation-related business, Atlantic Aviation.

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

Dividends

On August 1, 2011, our board of directors declared a dividend of $0.20 per share for the quarter ended June 30, 2011, which will be paid on August 18, 2011 to holders of record on August 15, 2011. On May 18, 2011, we paid a dividend of $0.20 per share for the quarter ended March 31, 2011.

The precise timing and amount of any future dividend will be based on the continued stable performance of the Company’s businesses and the economic conditions prevailing at the time of any authorization.

Tax Treatment of Distributions

We believe that dividends paid in 2011 are likely to be characterized in part as a dividend and in part as a return of capital for tax purposes. Shareholders would include in their taxable income that portion which is characterized as a dividend. We anticipate that any portion that is characterized as a dividend for U.S. federal income tax purposes will be eligible for treatment as qualified dividend income, subject to the shareholder having met the holding period requirements as defined by the Internal Revenue Service. Any portion that is characterized as a return of capital for tax purposes would not be includable in the shareholder’s taxable income but would reduce the shareholder’s basis in the shares on which the dividend was paid.

Arbitration Proceeding Between MIC and Co-investor in IMTT

MIC has been unable to resolve the previously-disclosed dispute with the co-owner of IMTT regarding distributions, despite efforts to do so in accordance with the Shareholders’ Agreement. Accordingly, on April 18, 2011, MIC initiated formal arbitration proceedings with the Voting Trust of IMTT Holdings Inc. (“Voting Trust”) and IMTT Holdings Inc. under the auspices of the American Arbitration Association, as provided under the Shareholders’ Agreement. MIC believes the Voting Trust’s defenses and claims in the arbitration are wholly without merit. We expect this process to be completed in the first quarter of 2012.

IMTT is named as a respondent because under the Shareholders’ Agreement it is responsible for any monetary damages resulting from a breach of the Shareholders’ Agreement by the Voting Trust. MIC is seeking payment of distributions due for the quarters ended December 31, 2010, March 31, 2011, June 30, 2011, an order covering future periods and other non-monetary relief that is designed to minimize the risk of future disputes. MIC has become concerned that, until the issues in the arbitration have been finally resolved, IMTT’s senior management (which includes members and beneficiaries of the Voting Trust) may make operational decisions that are influenced by the context of the arbitration. We expect that this will be resolved through the arbitration.

Contingent upon the favorable outcome of the arbitration, and the continued stable performance of our businesses, and subject to prevailing economic conditions, our board of directors expect to increase our quarterly dividend.

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

Improvement in general aviation activity levels have resulted in improvement in the operating performance of Atlantic Aviation. We will continue to apply excess cash flow generated by Atlantic Aviation to the reduction of that business’ term loan principal, in accordance with the terms of its debt facility. Those repayments are expected to enhance the terms on which we may be able to refinance this debt when it matures in 2014.

Disposal of Assets at Atlantic Aviation

During the quarter ended June 30, 2011, Atlantic Aviation concluded that several of its sites did not have sufficient scale or serve a market with sufficiently strong growth prospects to warrant continued operations at these sites. Atlantic Aviation has sold certain FBOs and is reinvesting proceeds into markets which it views as having better growth profiles. Accordingly, Atlantic Aviation recorded a $1.2 million non-cash loss on disposal of assets.

Additions of FBOs at Atlantic Aviation

On June 21, 2011, Atlantic Aviation opened its newest facility at Will Rogers Airport in Oklahoma City. On July 13, 2011, Atlantic Aviation entered into an asset purchase agreement for FBOs at the Portland International and Eugene airports in Oregon. This acquisition will expand the business’ network into the Pacific Northwest and follows the successful sale of smaller FBOs during the quarter and six months ended June 30, 2011. The transaction reflects reinvestment of proceeds from these sales. Subject to the satisfaction of the conditions precedent in the purchase agreement, including consent of the relevant airport authorities, Atlantic Aviation expects to close the transaction in August.

Income Taxes

We file a consolidated federal income tax return that includes the taxable income of The Gas Company and Atlantic Aviation. IMTT and District Energy file separate federal income tax returns. To the extent we receive distributions from IMTT and District Energy, the distribution may be characterized as non-taxable returns of capital, and reduce our tax basis in these companies, or as a taxable dividend. We will include in our taxable income the taxable portion of any distributions from IMTT and District Energy characterized as a dividend. Those dividends are eligible for the 80% dividend received deduction.

As a result of having federal net operating loss, or NOL, carryforwards, we do not expect to have consolidated regular federal taxable income or regular federal tax payments at least through the 2013 tax year. However, we expect to pay an Alternative Minimum Tax of approximately $409,000 for 2011. The cash state and local taxes paid by our individual businesses are discussed in the sections entitled “Income Taxes” for each of our individual businesses.

Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010

In December 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (the “Act”) was signed. The Act provides for 100% bonus depreciation for certain fixed assets placed in service after September 8, 2010 and before January 1, 2012, and 50% bonus depreciation for certain fixed assets placed in service during 2012 for federal income tax purposes. Generally, states do not allow this bonus depreciation deduction in determining state taxable income. Importantly, Illinois and Louisiana, two states in which we have significant operations, do permit the use of bonus depreciation in calculating state taxable income. The Company will take into consideration the benefits of these accelerated depreciation provisions of the Act when evaluating our capital expenditure plans for the remainder of 2011 and 2012.

Taxpayer Accountability and Budget Stabilization Act

In January 2011, Illinois enacted the Taxpayer Accountability and Budget Stabilization Act. The legislation increases the corporate income tax rate to 7.0% from 4.8% for taxable years beginning on or after January 1, 2011 and prior to January 1, 2015; 5.25% for taxable years beginning on or after January 1, 2015 and prior to January 1, 2025; and 4.8% for taxable years beginning on or after January 1, 2025. The legislation also provides that no NOL carryforwards deduction will be allowed for any taxable year ending after December 31, 2010 and prior to December 31, 2014. For purposes of determining the taxable years to which a net loss may be carried, no taxable year for which a deduction is disallowed under this provision will be counted. As discussed below in District Energy’s Results of Operations, the income tax expense for the six months ended June 30, 2011, reflects a change in the deferred tax liability of this business to reflect the change in Illinois law.

Discontinued Operations

On June 2, 2010, we concluded the sale in bankruptcy of an airport parking business (“Parking Company of America Airports” or “PCAA”), resulting in a pre-tax gain of $130.3 million, of which $76.5 million related to the forgiveness of debt and the elimination of $201.0 million of current debt from liabilities from our consolidated condensed balance sheet. The results of operations from this business and the gain from the bankruptcy sale are separately reported as discontinued operations in the Company’s consolidated condensed financial statements. This business is no longer a reportable segment. As a part of the bankruptcy sale process, substantially all of the cash proceeds were used to pay the creditors of this business and were not paid to us. See Note 4, “Discontinued Operations”, in our consolidated condensed financial statements in Part I of this Form 10-Q for financial information and further discussions.

Results of Operations

Consolidated

Key Factors Affecting Operating Results:

•	consistent performance of our energy-related businesses reflecting:
•	increase in average storage rates at IMTT; and
•	increase in contribution margin at The Gas Company; partially offset by
•	decrease in revenue and gross profit from IMTT spill response activity; and
•	higher terminalling costs at IMTT.
•	improved contribution from Atlantic Aviation reflecting:
•	higher general aviation fuel volumes and margins; and
•	lower cash interest payment.

Results of Operations: Consolidated – (continued)

Our consolidated results of operations are as follows:

	Quarter Ended June 30,		Change Favorable/(Unfavorable)		Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2011	2010	$	%	2011	2010	$	%
	($ In Thousands) (Unaudited)
Revenue
Revenue from product sales	$161,582	$125,177	36,405	29.1	$314,646	$245,195	69,451	28.3
Revenue from product sales – utility	36,421	28,450	7,971	28.0	70,694	55,285	15,409	27.9
Service revenue	47,923	49,794	(1,871)	(3.8)	99,170	103,000	(3,830)	(3.7)
Financing and equipment lease income	1,261	1,271	(10)	(0.8)	2,548	2,516	32	1.3
Total revenue	247,187	204,692	42,495	20.8	487,058	405,996	81,062	20.0
Costs and expenses
Cost of product sales	113,226	79,887	(33,339)	(41.7)	218,551	156,941	(61,610)	(39.3)
Cost of product sales – utility	30,772	23,151	(7,621)	(32.9)	57,637	44,464	(13,173)	(29.6)
Cost of services	12,690	13,318	628	4.7	24,844	24,463	(381)	(1.6)
Gross profit	90,499	88,336	2,163	2.4	186,026	180,128	5,898	3.3
Selling, general and administrative	48,309	49,522	1,213	2.4	99,979	100,256	277	0.3
Fees to manager – related party	4,156	2,268	(1,888)	(83.2)	7,788	4,457	(3,331)	(74.7)
Depreciation	8,623	7,202	(1,421)	(19.7)	15,833	14,924	(909)	(6.1)
Amortization of intangibles	16,044	8,740	(7,304)	(83.6)	24,763	17,411	(7,352)	(42.2)
Loss on disposal of assets	1,225	—	(1,225)	NM	1,225	—	(1,225)	NM
Total operating expenses	78,357	67,732	(10,625)	(15.7)	149,588	137,048	(12,540)	(9.2)
Operating income	12,142	20,604	(8,462)	(41.1)	36,438	43,080	(6,642)	(15.4)
Other income (expense)
Interest income	97	4	93	NM	101	20	81	NM
Interest expense(1)	(19,866)	(38,974)	19,108	49.0	(34,335)	(73,661)	39,326	53.4
Equity in earnings and amortization charges of investees	3,270	5,774	(2,504)	(43.4)	11,632	11,367	265	2.3
Other expense, net	(46)	(496)	450	90.7	(395)	(448)	53	11.8
Net (loss) income from continuing operations before income taxes	(4,403)	(13,088)	8,685	66.4	13,441	(19,642)	33,083	168.4
Benefit (provision) for income taxes	488	13,488	(13,000)	(96.4)	(6,498)	14,577	(21,075)	(144.6)
Net (loss) income from continuing operations	$(3,915)	$400	(4,315)	NM	$6,943	$(5,065)	12,008	NM
Net income from discontinued operations, net of taxes	—	85,212	(85,212)	(100.0)	—	81,199	(81,199)	(100.0)
Net (loss) income	$(3,915)	$85,612	(89,527)	(104.6)	$6,943	$76,134	(69,191)	(90.9)
Less: net loss attributable to noncontrolling interests	(1,425)	(238)	1,187	NM	(1,732)	(1,351)	381	28.2
Net (loss) income attributable to MIC LLC	$(2,490)	$85,850	(88,340)	(102.9)	$8,675	$77,485	(68,810)	(88.8)

NM — Not meaningful

(1)	Interest expense includes non-cash losses on derivative instruments of $545,000 and non-cash gains on derivatives of $5.0 million for the quarter and six months ended June 30, 2011, respectively. For the quarter and six months ended June 30, 2010, interest expense includes includes non-cash losses on derivative instruments of $20.5 million and $31.7 million, respectively.

Results of Operations: Consolidated – (continued)

Gross Profit

Consolidated gross profit increased reflecting improved results for fuel-related services at Atlantic Aviation and The Gas Company, partially offset by non-fuel related services at Atlantic Aviation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased at Atlantic Aviation and at The Gas Company. Selling, general and administrative expenses at Atlantic Aviation decreased primarily due to lower rent expense resulting from the sale of non-core FBOs, partially offset by higher motor fuel costs and higher weather-related expense in the first quarter of 2011. Selling, general and administrative expenses at The Gas Company decreased primarily due to increased allocation of labor costs to capital projects, partially offset by higher professional fees.

Fees to Manager

Base management fees to our Manager increased in line with our increased market capitalization. Our Manager elected to reinvest its first quarter 2011 base management fee of $3.6 million in additional LLC interests and 144,742 LLC interests were issued to our Manager on June 6, 2011. Our Manager has elected to reinvest its second quarter 2011 base management fee of $4.2 million in additional LLC interests. These LLC interests will be issued during the third quarter of 2011.

Our Manager elected to reinvest its first quarter 2010 base management fees of $2.2 million in additional LLC interests and 155,375 LLC interests were issued to our Manager on June 11, 2010. The base management fee in the amount of $2.3 million for the second quarter of 2010 was paid in cash to our Manager during the third quarter of 2010.

Depreciation

The increase in depreciation primarily reflects the non-cash asset impairment charge of $1.4 million recorded at Atlantic Aviation during the quarter ended June 30, 2011. The impairment charge resulted from adverse conditions specific to three small locations.

Amortization of Intangibles

The increase in amortization of intangibles expense reflects the non-cash impairment charge of $7.3 million recorded at Atlantic Aviation during the quarter ended June 30, 2011. The impairment charge resulted from adverse conditions specific to three small locations.

Loss on disposal of assets

During the quarter ended June 30, 2011, Atlantic Aviation concluded that several of its sites did not have sufficient scale or serve a market with sufficiently strong growth prospects to warrant continued operations at these sites. Atlantic Aviation has sold certain FBOs and is reinvesting proceeds into markets which it views as having better growth profiles. Accordingly, Atlantic Aviation recorded a $1.2 million non-cash loss on disposal of assets.

Interest Expense and (Losses) Gains on Derivative Instruments

Interest expense includes non-cash losses on derivative instruments of $545,000 and non-cash gains on derivative instruments of $5.0 million for the quarter and six months ended June 30, 2011, respectively, and non-cash losses on derivative instruments of $20.5 million and $31.7 million for the quarter and six months ended June 30, 2010, respectively. The change in the non-cash (losses) gains on derivatives recorded in interest expense is attributable to the change in fair value of interest rate swaps and includes the reclassification of amounts from accumulated other comprehensive loss into earnings. Excluding the portion related to non-cash (losses) gains on derivatives, interest expense decreased primarily due to lower principal balance at Atlantic Aviation, partially offset by the expiration of an interest rate basis swap agreement in March 2010 at each of the consolidated operating businesses.

Results of Operations: Consolidated – (continued)

Equity in Earnings and Amortization Charges of Investees

The decrease in equity in the earnings of IMTT, predominantly in the quarter ended June 30, 2011, primarily reflects our share of the decrease in operating results of the business, partially offset by lower non-cash derivative losses compared with 2010.

Income Taxes

For 2011, we expect that any consolidated taxable income we report will be fully offset by our NOL carryforwards. For 2011, we expect to pay a federal Alternative Minimum Tax of approximately $409,000.

As we own less than 80% of IMTT and District Energy, these businesses are not included in our consolidated federal tax return. These businesses file separate consolidated income tax returns, and we include 20% of any dividends received from IMTT and District Energy in our consolidated income tax return. Further, we expect that any dividends from IMTT and District Energy in 2011 will be treated as taxable dividends and qualify for the 80% Dividends Received Deduction (DRD).

The following table reconciles our net income from continuing operations before income taxes and noncontrolling interests to our federal taxable income for the six months ended June 30, 2011 ($ in thousands):

Net income from continuing operations before income taxes and noncontrolling interests	$13,441
Adjustments for less than 80% owned businesses	(398)
State income taxes	(2,100)
Other adjustments	1,623
Federal book taxable income for the six months ended June 30, 2011	$12,566
Accordingly, our tax expense for the six months ended June 30, 2011 is as follows:
Federal tax at 35% of the taxable income	$4,398
State income tax expense	2,100
Total tax provision	$6,498

Valuation allowance:

As discussed in Note 17, “Income Taxes” in our consolidated financial statements, in Part II, Item 8 of our Form 10-K for 2010, from the date of sale of the noncontrolling interest in District Energy and onwards, we evaluate the need for a valuation allowance against our deferred tax assets without taking into consideration the deferred tax liabilities of District Energy. As of December 31, 2010, our valuation allowance was approximately $9.2 million. In calculating our consolidated income tax provision for the six months ended June 30, 2011, we did not provide for an increase in the valuation allowance.

During the six months ended June 30, 2010, we reduced the valuation allowance by approximately $2.6 million. This decrease was recorded as part of the benefit for income taxes included in continuing operations on the consolidated condensed statements of operations.

Discontinued Operations

On June 2, 2010, we concluded the sale in bankruptcy of PCAA, resulting in a pre-tax gain of $130.3 million, of which $76.5 million related to the forgiveness of debt. The results of operations from this business and the gain from the bankruptcy sale are separately reported as discontinued operations in our consolidated condensed financial statements. See Note 4, “Discontinued Operations”, in our consolidated condensed financial statements in Part I of this Form 10-Q for financial information and further discussions.

Results of Operations: Consolidated – (continued)

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

Results of Operations: Consolidated – (continued)

A reconciliation of net (loss) income attributable to MIC LLC from continuing operations to EBITDA excluding non-cash items and EBITDA excluding non-cash items to Free Cash Flow from continuing operations, on a consolidated basis, is provided below:

	Quarter Ended June 30,		Change Favorable/(Unfavorable)		Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2011	2010	$	%	2011	2010	$	%
	($ In Thousands) (Unaudited)
Net (loss) income attributable to MIC LLC from continuing operations(1)	$(2,490)	$940			$8,675	$(3,578)
Interest expense, net(2)	19,769	38,970			34,234	73,641
(Benefit) provision for income taxes	(488)	(13,488)			6,498	(14,577)
Depreciation(3)	8,623	7,202			15,833	14,924
Depreciation – cost of services(3)	1,658	1,636			3,305	3,271
Amortization of intangibles(4)	16,044	8,740			24,763	17,411
Loss on disposal of assets	1,153	—			1,153	—
Equity in earnings and amortization charges of investees(5)	(3,270)	(5,774)			(11,632)	(6,367)
Base management fees settled/to be settled in LLC interests	4,156	—			7,788	2,189
Other non-cash (income) expense, net	(759)	(671)			(313)	770
EBITDA excluding non-cash items from continuing operations	$44,396	$37,555	6,841	18.2	$90,304	$87,684	2,620	3.0
EBITDA excluding non-cash items from continuing operations	$44,396	$37,555			$90,304	$87,684
Interest expense, net(2)	(19,769)	(38,970)			(34,234)	(73,641)
Interest rate swap breakage fees(2)	(627)	(695)			(1,732)	(3,205)
Non-cash derivative losses (gains) recorded in interest expense(2)	1,172	21,243			(3,233)	34,879
Amortization of debt financing costs(2)	1,030	955			2,060	2,256
Equipment lease receivables, net	753	739			1,493	1,451
Provision for income taxes, net of changes in deferred taxes	(196)	(591)			(1,128)	(1,469)
Changes in working capital	(7,014)	(9,396)			(12,243)	(6,309)
Cash provided by operating activities	19,745	10,840			41,287	41,646
Changes in working capital	7,014	9,396			12,243	6,309
Maintenance capital expenditures	(3,912)	(2,002)			(7,074)	(3,749)
Free cash flow from continuing operations	$22,847	$18,234	4,613	25.3	$46,456	$44,206	2,250	5.1

(1)	Net (loss) income attributable to MIC LLC from continuing operations excludes net loss attributable to noncontrolling interests of $1.4 million and $1.7 million for the quarter and six months ended June 30, 2011, respectively, and net loss attributable to noncontrolling interests of $540,000 and $1.487 million for the quarter and six months ended June 30, 2010, respectively.
(2)	Interest expense, net, includes non-cash (losses) gains on derivative instruments, non-cash amortization of deferred financing fees and interest rate swap breakage fees.
(3)	Depreciation — cost of services includes depreciation expense for District Energy, which is reported in cost of services in our consolidated condensed statements of operations. Depreciation and Depreciation — cost of services does not include acquisition-related step-up depreciation expense of $1.9 million and $3.6 million for the quarter and six months ended June 30, 2011, respectively, and $1.7 million and $3.4 million for the quarter and six months ended June 30, 2010, respectively, in connection with our investment in IMTT, which is reported in equity in earnings and amortization charges of investees in our consolidated condensed statements of operations.

Results of Operations: Consolidated – (continued)

(4)	Amortization of intangibles does not include acquisition-related step-up amortization expense of $151,000 and $435,000 for the quarter and six months ended June 30, 2011, respectively, and $283,000 and $567,000 for the quarter and six months ended June 30, 2010, respectively, in connection with our investment in IMTT, which is reported in equity in earnings and amortization charges of investees in our consolidated condensed statements of operations.
(5)	Equity in earnings and amortization charges of investees in the above table includes our 50% share of IMTT's earnings, offset by distributions we received only up to our share of the earnings recorded.

Energy-Related Businesses

IMTT

We account for our 50% interest in IMTT under the equity method. To enable meaningful analysis of IMTT’s performance across periods, IMTT’s overall performance is discussed below, rather than IMTT’s contribution to our consolidated results.

Key Factors Affecting Operating Results:

•	terminal revenue and terminal gross profit increased principally due to increase in average tank rental rates; partially offset by
•	increased terminal costs, predominantly in the second quarter of 2011; and
•	environmental response service revenue and gross profit decreased principally due to a lower level of spill response activity.

Energy-Related Business: IMTT – (continued)

	Quarter Ended June 30,				Six Months Ended June 30,
	2011	2010	Change Favorable/(Unfavorable)		2011	2010	Change Favorable/(Unfavorable)
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Revenue
Terminal revenue	101,436	90,743	10,693	11.8	207,451	186,297	21,154	11.4
Environmental response revenue	5,514	67,492	(61,978)	(91.8)	10,330	78,976	(68,646)	(86.9)
Total revenue	106,950	158,235	(51,285)	(32.4)	217,781	265,273	(47,492)	(17.9)
Costs and expenses
Terminal operating costs	48,121	39,934	(8,187)	(20.5)	94,170	82,546	(11,624)	(14.1)
Environmental response operating costs	4,012	41,271	37,259	90.3	8,743	49,471	40,728	82.3
Total operating costs	52,133	81,205	29,072	35.8	102,913	132,017	29,104	22.0
Terminal gross profit	53,315	50,809	2,506	4.9	113,281	103,751	9,530	9.2
Environmental response gross profit	1,502	26,221	(24,719)	(94.3)	1,587	29,505	(27,918)	(94.6)
Gross profit	54,817	77,030	(22,213)	(28.8)	114,868	133,256	(18,388)	(13.8)
General and administrative expenses	7,717	11,697	3,980	34.0	15,580	18,963	3,383	17.8
Depreciation and amortization	16,360	14,916	(1,444)	(9.7)	32,035	29,534	(2,501)	(8.5)
Operating income	30,740	50,417	(19,677)	(39.0)	67,253	84,759	(17,506)	(20.7)
Interest expense, net(1)	(16,311)	(25,774)	9,463	36.7	(20,994)	(37,899)	16,905	44.6
Other income	341	580	(239)	(41.2)	1,120	1,361	(241)	(17.7)
Provision for income taxes	(5,903)	(10,750)	4,847	45.1	(19,447)	(20,356)	909	4.5
Noncontrolling interest	66	(251)	317	126.3	91	(400)	491	122.8
Net income	8,933	14,222	(5,289)	(37.2)	28,023	27,465	558	2.0
Reconciliation of net income to EBITDA excluding non-cash items:
Net income	8,933	14,222			28,023	27,465
Interest expense, net(1)	16,311	25,774			20,994	37,899
Provision for income taxes	5,903	10,750			19,447	20,356
Depreciation and amortization	16,360	14,916			32,035	29,534
Other non-cash (income) expenses	(46)	12			(54)	245
EBITDA excluding non-cash items	47,461	65,674	(18,213)	(27.7)	100,445	115,499	(15,054)	(13.0)
EBITDA excluding non-cash items	47,461	65,674			100,445	115,499
Interest expense, net(1)	(16,311)	(25,774)			(20,994)	(37,899)
Non-cash derivative losses recorded in interest expense(1)	7,640	17,380			3,308	22,053
Amortization of debt financing costs(1)	807	538			1,618	710
Benefit (provision) for income taxes, net of changes in deferred taxes	304	(2,965)			(7,584)	(4,232)
Changes in working capital	(14,479)	(24,220)			(12,847)	(27,454)
Cash provided by operating activities	25,422	30,633			63,946	68,677
Changes in working capital	14,479	24,220			12,847	27,454
Maintenance capital expenditures	(13,005)	(11,236)			(21,519)	(19,031)
Free cash flow	26,896	43,617	(16,721)	(38.3)	55,274	77,100	(21,826)	(28.3)

(1)	Interest expense, net, includes non-cash losses on derivative instruments and non-cash amortization of deferred financing fees.

Energy-Related Business: IMTT – (continued)

Revenue and Gross Profit

The increase in terminal revenue primarily reflects growth in storage revenue. Storage revenue grew due to an increase in average rental rates of 13.2% during the first six months of 2011 as compared with the first six months of 2010. IMTT expects full year average rental rates to rise by approximately 11.0%.

Capacity utilization was 94.3% and 94.0% for the quarter and six months ended June 30, 2011, respectively, compared with 94.8% and 95.4% for the quarter and six months ended June 30, 2010, respectively. Utilization rates were lower in the first six months of 2011, primarily due to tank modifications for certain customers as well as tanks being taken out of service for inspection and repairs and maintenance. IMTT expects utilization rates to remain between approximately 93.0% and 94.0% throughout 2011.

Terminal operating costs increased during the first six months of 2011, predominantly in the second quarter. IMTT management has explained that the cause of the second quarter cost growth was one-time factors beyond their control and because certain costs were pulled forward into the second quarter. The two largest cost increases were medical costs and tank repairs and cleaning costs. The majority of the increase in tank repair costs relates to the repair of a construction defect in tanks recently constructed at Bayonne. These repairs are approximately two-thirds completed.

Revenue and gross profit from environmental response services decreased during the first six months of 2011, predominantly in the second quarter of 2011, compared with the first six months of 2010 primarily due to a lower level of spill response activity as a result of the BP oil spill in 2010.

General and Administrative Expenses

General and administrative expenses for the first six months of 2011 decreased primarily due to the current absence of the costs associated with the BP oil spill that occurred in the second quarter of 2010.

Depreciation and Amortization

Depreciation and amortization expense increased as IMTT completed several major expansion projects, resulting in higher asset balances.

Interest Expense, Net

Interest expense, net, includes non-cash losses on derivative instruments of $7.6 million and $3.3 million for the quarter and six months ended June 30, 2011, respectively. For the quarter and six months ended June 30, 2010, interest expense, net, includes non-cash losses on derivative instruments of $17.4 million and $22.1 million, respectively.

Excluding the non-cash losses on derivative instruments, interest expense is higher due to increased rates on the amended revolving credit facility and letter of credit fees associated with the tax-exempt debt. Cash interest paid was $8.2 million and $16.8 million for the quarter and six months ended June 30, 2011, respectively, and $8.5 million and $15.9 million for the quarter and six months ended June 30, 2010, respectively.

Income Taxes

For the six months ended June 30, 2011, IMTT recorded $4.2 million of current federal income tax expense and $3.4 million of current state income tax expense. As assets are placed in service for the remainder of 2011, IMTT expects federal taxable income to decrease due to tax depreciation applicable to these assets. As a result, IMTT expects to pay cash federal taxes of $1.5 million and pay cash state taxes of $5.5 million for the year ended December 31, 2011.

For the year ended December 31, 2010, IMTT recorded $5.5 million of current federal income tax expense and $7.0 million of current state income tax expense. At December 31, 2009, IMTT had a federal NOL of $50.5 million, of which $5.8 million was carried back to and used in year 2008 and $44.7 million was carried forward to and was fully utilized in 2010.

Energy-Related Business: IMTT – (continued)

A significant difference between IMTT’s book and federal taxable income relates to depreciation of terminalling fixed assets. For book purposes, these fixed assets are depreciated primarily over 15 to 30 years using the straight-line method of depreciation. For federal income tax purposes, these fixed assets are depreciated primarily over 5 to 15 years using accelerated methods. Most terminalling fixed assets placed in service in 2010 and 2011 qualify for the federal 50% or 100% bonus depreciation, except assets placed in service in Louisiana financed with GO Zone Bonds. A significant portion of Louisiana terminalling fixed assets constructed since Hurricane Katrina are or will be financed with Gulf Opportunity Zone Bonds (“GO Zone Bonds”). GO Zone Bond financed assets are depreciated, for tax purposes, primarily over 9 to 20 years using the straight-line depreciation method. Most of the states in which the business operates do not allow the use of the federal bonus depreciation calculation methods.

The Gas Company

Key Factors Affecting Operating Results:

•	higher utility contribution margin driven by increased sales volumes;
•	increase in non-utility contribution margin driven by price increases partially offset by increased gas and transportation costs; and
•	lower non-utility volume resulting from local propane supply disruptions.

Energy-Related Business: The Gas Company – (continued)

	Quarter Ended June 30,				Six Months Ended June 30,
	2011	2010	Change Favorable/(Unfavorable)		2011	2010	Change Favorable/(Unfavorable)
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Contribution margin
Revenue – utility	36,421	28,450	7,971	28.0	70,694	55,285	15,409	27.9
Cost of revenue – utility	27,206	19,402	(7,804)	(40.2)	51,211	37,274	(13,937)	(37.4)
Contribution margin – utility	9,215	9,048	167	1.8	19,483	18,011	1,472	8.2
Revenue – non-utility	26,935	24,236	2,699	11.1	54,286	49,546	4,740	9.6
Cost of revenue – non-utility	14,315	12,089	(2,226)	(18.4)	30,372	25,845	(4,527)	(17.5)
Contribution margin – non-utility	12,620	12,147	473	3.9	23,914	23,701	213	0.9
Total contribution margin	21,835	21,195	640	3.0	43,397	41,712	1,685	4.0
Production	1,778	1,728	(50)	(2.9)	3,454	3,408	(46)	(1.3)
Transmission and distribution	5,021	5,270	249	4.7	9,419	10,131	712	7.0
Gross profit	15,036	14,197	839	5.9	30,524	28,173	2,351	8.3
Selling, general and administrative expenses	4,041	4,537	496	10.9	8,258	8,298	40	0.5
Depreciation and amortization	1,802	1,716	(86)	(5.0)	3,575	3,434	(141)	(4.1)
Operating income	9,193	7,944	1,249	15.7	18,691	16,441	2,250	13.7
Interest expense, net(1)	(3,483)	(5,926)	2,443	41.2	(5,497)	(10,733)	5,236	48.8
Other expense	(127)	(26)	(101)	NM	(279)	(11)	(268)	NM
Provision for income taxes	(2,310)	(780)	(1,530)	(196.2)	(5,212)	(2,231)	(2,981)	(133.6)
Net income(2)	3,273	1,212	2,061	170.0	7,703	3,466	4,237	122.2
Reconciliation of net income to EBITDA excluding non-cash items:
Net income(2)	3,273	1,212			7,703	3,466
Interest expense, net(1)	3,483	5,926			5,497	10,733
Provision for income taxes	2,310	780			5,212	2,231
Depreciation and amortization	1,802	1,716			3,575	3,434
Other non-cash expenses	512	531			1,182	1,065
EBITDA excluding non-cash items	11,380	10,165	1,215	12.0	23,169	20,929	2,240	10.7
EBITDA excluding non-cash items	11,380	10,165			23,169	20,929
Interest expense, net(1)	(3,483)	(5,926)			(5,497)	(10,733)
Non-cash derivative losses recorded in interest expense(1)	1,173	3,620			897	6,211
Amortization of debt financing costs(1)	120	119			239	239
Provision for income taxes, net of changes in deferred taxes	(1,260)	(1,270)			(3,545)	(2,754)
Changes in working capital	(2,034)	(3,202)			(6,449)	(2,803)
Cash provided by operating activities	5,896	3,506			8,814	11,089
Changes in working capital	2,034	3,202			6,449	2,803
Maintenance capital expenditures	(1,660)	(422)			(3,920)	(978)
Free cash flow	6,270	6,286	(16)	(0.3)	11,343	12,914	(1,571)	(12.2)

NM — Not meaningful

(1)	Interest expense, net, includes non-cash losses on derivative instruments and non-cash amortization of deferred financing fees.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Energy-Related Business: The Gas Company – (continued)

Management believes that the presentation and analysis of contribution margin, a non-GAAP performance measure, is meaningful to understanding the business’ performance under both a utility rate structure and a non-utility unregulated pricing structure. Regulation of the utility portion of The Gas Company’s operations provides for the pass through of increases or decreases in feedstock costs to customers. Changes in the cost of propane distributed to non-utility customers can be recovered in pricing, subject to competitive conditions.

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

Contribution Margin and Operating Income

Utility contribution margin was higher driven by an increase in sales volume.

Non-utility contribution margin was higher due to price increases partially offset by increased gas and transportation costs and lower non-utility volume resulting from local propane supply disruptions.

Production, transmission and distribution and selling, general and administrative expenses are primarily composed of labor-related expenses and professional fees. On a combined basis, these costs were lower in 2011, primarily driven by increased allocation of labor costs to capital projects. Underlying costs were higher due to higher professional fees and operating lease payments.

Interest Expense, Net

Interest expense, net, includes non-cash losses on derivative instruments of $1.2 million and $897,000 for the quarter and six months ended June 30, 2011, respectively. For the quarter and six months ended June 30, 2010, interest expense, net, includes non-cash losses on derivative instruments of $3.6 million and $6.2 million, respectively. Excluding the non-cash losses on derivative instruments, interest expense for the six months ended June 30, 2011 was slightly higher due to the expiration of an interest rate basis swap agreement in March 2010.

Cash interest paid was $2.1 million and $4.3 million for the quarter and six months ended June 30, 2011, respectively, and $2.2 million and $4.3 million for the quarter and six months ended June 30, 2010, respectively.

Income Taxes

Income from The Gas Company is included in our consolidated federal income tax return, and is subject to Hawaii state income taxes. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business. For the year ending December 31, 2011, the business expects to pay cash state income taxes of approximately $1.4 million, of which $682,000 was recorded during the six months ended June 30, 2011. Any federal income tax liability is expected to be offset in consolidation from the application of NOLs.

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

The financial results discussed below reflect 100% of District Energy’s performance during the periods presented below.

Energy-Related Business: District Energy – (continued)

Key Factors Affecting Operating Results:

•	a decrease in consumption revenue and gross profit was driven by cooler average temperatures during the second quarter of 2011 compared with 2010;
•	increased other direct expenses due to higher real estate taxes and plant rent; offset by
•	an increase in capacity revenue from new customers and annual inflation-linked increases in contract capacity rates.

	Quarter Ended June 30,				Six Months Ended June 30,
	2011	2010	Change Favorable/(Unfavorable)		2011	2010	Change Favorable/(Unfavorable)
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Cooling capacity revenue	5,428	5,295	133	2.5	10,759	10,533	226	2.1
Cooling consumption revenue	5,924	7,144	(1,220)	(17.1)	8,354	8,907	(553)	(6.2)
Other revenue	903	803	100	12.5	1,593	1,667	(74)	(4.4)
Finance lease revenue	1,261	1,271	(10)	(0.8)	2,548	2,516	32	1.3
Total revenue	13,516	14,513	(997)	(6.9)	23,254	23,623	(369)	(1.6)
Direct expenses – electricity	3,675	4,664	989	21.2	5,621	5,987	366	6.1
Direct expenses – other(1)	5,231	5,066	(165)	(3.3)	10,190	9,937	(253)	(2.5)
Direct expenses – total	8,906	9,730	824	8.5	15,811	15,924	113	0.7
Gross profit	4,610	4,783	(173)	(3.6)	7,443	7,699	(256)	(3.3)
Selling, general and administrative expenses	762	799	37	4.6	1,685	1,557	(128)	(8.2)
Amortization of intangibles	341	341	—	—	678	678	—	—
Operating income	3,507	3,643	(136)	(3.7)	5,080	5,464	(384)	(7.0)
Interest expense, net(2)	(4,925)	(7,976)	3,051	38.3	(7,184)	(14,004)	6,820	48.7
Other income	55	59	(4)	(6.8)	111	109	2	1.8
Benefit for income taxes	650	1,767	(1,117)	(63.2)	997	3,487	(2,490)	(71.4)
Noncontrolling interest	(213)	(198)	(15)	(7.6)	(426)	(392)	(34)	(8.7)
Net loss	(926)	(2,705)	1,779	65.8	(1,422)	(5,336)	3,914	73.4
Reconciliation of net loss to EBITDA excluding non-cash items:
Net loss	(926)	(2,705)			(1,422)	(5,336)
Interest expense, net(2)	4,925	7,976			7,184	14,004
Benefit for income taxes	(650)	(1,767)			(997)	(3,487)
Depreciation(1)	1,658	1,636			3,305	3,271
Amortization of intangibles	341	341			678	678
Other non-cash expenses	300	232			338	387
EBITDA excluding non-cash items	5,648	5,713	(65)	(1.1)	9,086	9,517	(431)	(4.5)
EBITDA excluding non-cash items	5,648	5,713			9,086	9,517
Interest expense, net(2)	(4,925)	(7,976)			(7,184)	(14,004)
Non-cash derivative losses recorded in interest expense(2)	2,304	5,328			1,943	8,826
Amortization of debt financing costs(2)	170	170			340	340
Equipment lease receivable, net	753	739			1,493	1,451
Benefit for income taxes, net of changes in deferred taxes	230	—			185	—
Changes in working capital	(1,142)	(2,799)			181	(3,569)
Cash provided by operating activities	3,038	1,175			6,044	2,561
Changes in working capital	1,142	2,799			(181)	3,569
Maintenance capital expenditures	(59)	(400)			(125)	(564)
Free cash flow	4,121	3,574	547	15.3	5,738	5,566	172	3.1

(1)	Includes depreciation expense of $1.7 million and $3.3 million for the quarter and six months ended June 30, 2011, respectively, and $1.6 million and $3.3 million for the quarter and six months ended June 30, 2010, respectively.
(2)	Interest expense, net, includes non-cash losses on derivative instruments and non-cash amortization of deferred financing fees.

Energy-Related Business: District Energy – (continued)

Gross Profit

Gross profit decreased primarily due to cooler average temperatures during the second quarter of 2011 compared with 2010 resulting in lower consumption revenue net of electricity costs. Gross profit also decreased due to higher real estate taxes and plant rent. The decline was partially offset by an increase in cooling capacity revenue from new customers and annual inflation-related increases of contract capacity rates in accordance with customer contract terms.

Selling, General and Administrative Expenses

Underlying selling, general and administrative expenses were relatively flat compared with 2010. The first quarter of 2010 included a reversal of accrued incentives that did not recur in 2011.

Interest Expense, Net

Interest expense, net, includes non-cash losses on derivative instruments of $2.3 million and $1.9 million for the quarter and six months ended June 30, 2011, respectively. For the quarter and six months ended June 30, 2010, interest expense, net, includes non-cash losses on derivative instruments of $5.3 million and $8.8 million, respectively. Excluding the non-cash losses on derivative instruments, interest expense for the six months ended June 30, 2011 was slightly higher due to the expiration of an interest rate basis swap agreement in March 2010.

Cash interest paid was $2.5 million and $5.0 million for the quarter and six months ended June 30, 2011, respectively, and $2.6 million and $4.9 million for the quarter and six months ended June 30, 2010, respectively.

Income Taxes

For periods prior to the sale of 49.99% noncontrolling interest in the business in December 2009, the income from District Energy was included in our consolidated federal income tax return and District Energy filed a separate Illinois state income tax return.

For periods after December 2009, District Energy will file a separate federal income tax return and will continue to file a separate Illinois state income tax return. As of December 31, 2010, the business has approximately $18.5 million in federal NOL carryforwards available to offset positive taxable income. For the year ending December 31, 2011, District Energy expects to pay a federal Alternative Minimum Tax of approximately $34,000 and state income taxes of approximately $179,000.

In 2011, Illinois enacted the Taxpayer Accountability and Budget Stabilization Act, which increases the state corporate income tax rate to 7.0% from 4.8% through 2014 and suspended the use of state NOL carryforwards through 2014. At December 31, 2010, the business had approximately $18.0 million in state NOL carryforwards. For the six months ended June 30, 2011, District Energy recorded approximately $147,000 of deferred state income tax expense due to the increase in Illinois corporate income tax rates enacted in 2011.

Aviation-Related Business

Atlantic Aviation

Key Factors Affecting Operating Results:

•	higher general aviation (“GA”) fuel volumes and marginally higher weighted average GA fuel margins;
•	lower cash interest paid driven by reduced debt levels; and
•	flat selling, general and administrative expenses due to higher weather-related expenses in the first quarter of 2011 that were offset by lower rent expense.

Aviation-Related Business: Atlantic Aviation – (continued)

	Quarter Ended June 30,				Six Months Ended June 30,
	2011	2010	Change Favorable/(Unfavorable)		2011	2010	Change Favorable/(Unfavorable)
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Revenue
Fuel revenue	134,647	100,941	33,706	33.4	260,360	195,649	64,711	33.1
Non-fuel revenue	35,668	36,552	(884)	(2.4)	78,464	81,893	(3,429)	(4.2)
Total revenue	170,315	137,493	32,822	23.9	338,824	277,542	61,282	22.1
Cost of revenue
Cost of revenue – fuel	95,678	64,549	(31,129)	(48.2)	181,732	124,747	(56,985)	(45.7)
Cost of revenue – non-fuel	3,785	3,587	(198)	(5.5)	9,033	8,539	(494)	(5.8)
Total cost of revenue	99,463	68,136	(31,327)	(46.0)	190,765	133,286	(57,479)	(43.1)
Fuel gross profit	38,969	36,392	2,577	7.1	78,628	70,902	7,726	10.9
Non-fuel gross profit	31,883	32,965	(1,082)	(3.3)	69,431	73,354	(3,923)	(5.3)
Gross profit	70,852	69,357	1,495	2.2	148,059	144,256	3,803	2.6
Selling, general and administrative expenses	41,624	42,558	934	2.2	86,675	86,793	118	0.1
Depreciation and amortization	22,524	13,885	(8,639)	(62.2)	36,343	28,223	(8,120)	(28.8)
Loss on disposal of assets	1,225	—	(1,225)	NM	1,225	—	(1,225)	NM
Operating income	5,479	12,914	(7,435)	(57.6)	23,816	29,240	(5,424)	(18.5)
Interest expense, net(1)	(11,361)	(26,688)	15,327	57.4	(21,554)	(48,674)	27,120	55.7
Other income (expense)	50	(528)	578	109.5	(177)	(544)	367	67.5
Benefit (provision) for income taxes	2,335	5,764	(3,429)	(59.5)	(840)	8,051	(8,891)	(110.4)
Net (loss) income(2)	(3,497)	(8,538)	5,041	59.0	1,245	(11,927)	13,172	110.4
Reconciliation of net (loss) income to EBITDA excluding non-cash items:
Net (loss) income(2)	(3,497)	(8,538)			1,245	(11,927)
Interest expense, net(1)	11,361	26,688			21,554	48,674
(Benefit) provision for income taxes	(2,335)	(5,764)			840	(8,051)
Depreciation and amortization	22,524	13,885			36,343	28,223
Loss on disposal of assets	1,153	—			1,153	—
Other non-cash (income) expenses	(43)	558			103	605
EBITDA excluding non-cash items	29,163	26,829	2,334	8.7	61,238	57,524	3,714	6.5
EBITDA excluding non-cash items	29,163	26,829			61,238	57,524
Interest expense, net(1)	(11,361)	(26,688)			(21,554)	(48,674)
Interest rate swap breakage fees(1)	(627)	(695)			(1,732)	(3,205)
Non-cash derivative (gains) losses recorded in interest expense(1)	(2,305)	12,299			(6,073)	19,839
Amortization of debt financing costs(1)	740	665			1,481	1,472
Provision for income taxes, net of changes in deferred taxes	(121)	(144)			(616)	(287)
Changes in working capital	(3,085)	(4,724)			(2,862)	2,662
Cash provided by operating activities	12,404	7,542			29,882	29,331
Changes in working capital	3,085	4,724			2,862	(2,662)
Maintenance capital expenditures	(2,193)	(1,180)			(3,029)	(2,207)
Free cash flow	13,296	11,086	2,210	19.9	29,715	24,462	5,253	21.5

NM — Not meaningful

(1)	Interest expense, net, includes non-cash gains (losses) on derivative instruments, non-cash amortization of deferred financing fees and interest rate swap breakage fees.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Aviation-Related Business: Atlantic Aviation – (continued)

Revenue and Gross Profit

The majority of the revenue and gross profit in Atlantic Aviation is generated through fueling GA aircraft at 63 airports and one heliport in the U.S. Revenue is categorized according to who owns the fuel used to service these aircrafts. If our business owns the fuel, it records the cost to purchase that fuel as cost of revenue-fuel. The business’ corresponding fuel revenue is its cost to purchase that fuel plus a margin. The business generally pursues a strategy of maintaining, and where appropriate increasing, dollar-based margins, thereby passing any increase in fuel prices to the customer.

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

The business believes discussing total fuel-related revenue and gross profit, including both fuel sales and into-plane arrangements (as recorded in the non-fuel revenue line) and related key metrics on an aggregate basis, provides a more meaningful analysis of Atlantic Aviation’s gross profit than a discussion of each item. In the first six months of 2011, the business derived 64.7% of total gross profit from fuel and fuel-related services compared with 64.0% in the first six months of 2010.

The increase in gross profit for both the quarter and six months ended June 30, 2011 resulted from an increase in fuel volume sold at marginally higher fuel margins, partially offset by the divestiture of non-core FBOs in the first half of 2011.

On a same store basis, gross profit increased by 4.2% and 4.0% for the quarter and six months ended June 30, 2011, respectively. On the same basis, GA fuel volume sold increased by 4.5% for the quarter ended June 30, 2011 and GA average fuel margin increased by 0.5%. Non-fuel and non-GA gross profit increased by 2.9%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first six months of 2011 were flat compared with the first six months of 2010. Higher weather-related expense in the first quarter of 2011 and higher motor fuel cost in the first six months of 2011 were offset by lower rent expense resulting from the sale of non-core FBOs during the second quarter of 2011.

On a same-store basis, SG&A increased 0.6% and 1.9% for the quarter and six months ending June 30, 2011, respectively.

On a same-store basis, EBITDA increased 9.4% and 6.9% for the quarter and six months ended June 30, 2011, respectively.

Depreciation and Amortization

Depreciation and amortization expense includes non-cash impairment charge of $8.7 million recorded at Atlantic Aviation during the quarter ended June 30, 2011. The impairment charge resulted from adverse conditions specific to three small locations.

Loss on disposal of assets

During the quarter ended June 30, 2011, the business concluded that several of its sites did not have sufficient scale or serve a market with sufficiently strong growth prospects to warrant continued operations at these sites. Atlantic Aviation has sold certain FBOs and is reinvesting proceeds into markets which it views as having better growth profiles. Accordingly, Atlantic Aviation recorded a $1.2 million non-cash loss on disposal of assets.

Aviation-Related Business: Atlantic Aviation – (continued)

Interest Expense, Net

Interest expense, net, includes non-cash gains on derivative instruments of $2.9 million and $7.8 million for the quarter and six months ended June 30, 2011, respectively. For the quarter and six months ended June 30, 2010, interest expense, net, includes non-cash losses on derivative instruments of $11.6 million and $16.6 million, respectively. Excluding the non-cash losses on derivative instruments, interest expense for the six months ended June 30, 2011 was lower due to the prepayment of term loan debt, partially offset by the expiration of an interest rate basis swap agreement in March 2010.

Excluding cash paid for interest rate swap breakage fees, cash interest paid was $13.0 million and $26.2 million for the quarter and six months ended June 30, 2011, respectively, and $13.8 million and $27.6 million for the quarter and six months ended June 30, 2010, respectively. Cash paid for interest rate swap breakage fees were $627,000 and $1.7 million for the quarter and six months ended June 30, 2011, respectively, and $695,000 and $3.2 million for the quarter and six months ended June 30, 2010, respectively. These fees are excluded from interest expense, net in the current quarter as they have been included in interest expense, net in prior periods as part of the mark-to-market derivative adjustments at Atlantic Aviation.

Income Taxes

Income generated by Atlantic Aviation is included in our consolidated federal income tax return. The business files state income tax returns in more than 30 states in which it operates. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business.

The business has approximately $59.0 million of state NOL carryforwards at December 31, 2010. State NOL carryforwards are specific to the state in which the NOL was generated and various states impose limitations on the utilization of NOL carryforwards. Therefore, the business may incur state income tax liabilities in the near future, even if its consolidated state taxable income is less than $59.0 million.

Atlantic Aviation, as a whole, expects to generate a current year federal and state taxable income in 2011. For the year ended December 31, 2011, the business expects to pay state income taxes of approximately $1.2 million.

Atlantic Aviation recorded an increase of approximately $134,000 in its reserve for uncertain tax positions in the quarter ended June 30, 2011. The increase in the reserve was recorded as a state income tax expense for the period.

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

On August 1, 2011, our board of directors declared a dividend of $0.20 per share for the quarter ended June 30, 2011, which will be paid on August 18, 2011 to holders of record on August 15, 2011. On May 18, 2011, we paid a dividend of $0.20 per share for the quarter ended March 31, 2011.

The precise timing and amount of any future dividend will be based on the continued stable performance of the Company’s businesses and the economic conditions prevailing at the time of any authorization.

Liquidity and Capital Resources: Consolidated – (continued)

We believe that our operating businesses will have sufficient liquidity and capital resources to meet future requirements, including servicing long-term debt obligations and making dividend payments. We base our assessment of the sufficiency of our liquidity and capital resources on the following assumptions:

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

We have capitalized our businesses, in part, using project-finance style debt. Project-finance style debt is limited-recourse, floating rate, non-amortizing debt with a medium term maturity of between five and seven years, although the principal balance on the term loan debt at Atlantic Aviation is being prepaid using the excess cash generated by the business. At June 30, 2011, the average remaining maturity of the drawn balances of the primary debt facilities across all of our businesses, including our proportional interest in the revolving credit facility of IMTT, was approximately 3.1 years. In light of the improvement in the functioning of the credit markets generally, and the leverage and interest coverage ratios, we expect each of these businesses to successfully refinance their long-term debt on economically reasonable terms on or before maturity.

We have no holding company debt.

Due to the impact on financial markets of the recent process to raise the U.S. Government debt ceiling and approve a deficit reduction plan, we drew $35.0 million on revolving credit facilities at our portfolio companies to increase our short-term liquidity. This action was taken during July 2011 and is therefore not reflected in our June 30, 2011 financial statements.

The section below discusses the sources and uses of cash on a consolidated basis and for each of our businesses and investments. All inter-company activities such as corporate allocations, capital contributions to our businesses and distributions from our businesses have been excluded from the tables as these transactions are eliminated in consolidation.

Analysis of Consolidated Historical Cash Flows from Continuing Operations

	Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2011	2010
($ In Thousands)	$	$	$	%
Cash provided by operating activities	41,287	41,646	(359)	(0.9)
Cash provided by (used in) investing activities	1,312	(9,057)	10,369	114.5
Cash used in financing activities	(30,808)	(30,625)	(183)	(0.6)

Operating Activities

Consolidated cash provided by operating activities comprises primarily from the cash from operations of the businesses we own, as described in each of the business discussions below. The cash flow from our consolidated business’ operations is partially offset by expenses paid at the holding company, including base management fees paid in cash, professional fees and cost associated with being a public company.

The decrease in consolidated cash provided by operating activities was primarily due to:

•	higher working capital requirements due to increased energy costs at Atlantic Aviation and The Gas Company; and
•	absence of distribution from IMTT in the first six months of 2011; partially offset by
•	improved operating performance and lower interest paid on the reduced term loan balance for Atlantic Aviation; and
•	improved operating performance at The Gas Company.

Liquidity and Capital Resources: Consolidated – (continued)

Distributions from IMTT are reflected in our consolidated cash provided by operating activities only up to our 50% share of IMTT’s positive earnings. Amounts in excess of this, and any distributions when IMTT records a net loss, are reflected in our consolidated cash from investing activities as a return of investment in unconsolidated business. For the first six months of 2010, $5.0 million in distributions were included in cash from operating activities.

Investing Activities

The increase in consolidated cash provided by investing activities was primarily due to:

•	cash proceeds received in 2011 for the sale of FBOs at Atlantic Aviation;
•	decrease in investment in capital leased asset at District Energy; partially offset by
•	increase in capital expenditures at Atlantic Aviation due to construction costs of a new FBO at Oklahoma City; and
•	increase in capital expenditures at The Gas Company due to timing of projects.

Financing Activities

The increase in consolidated cash used in financing activities was primarily due to:

•	first quarter 2011 dividend paid to our shareholders during the second quarter 2011; and
•	increase in distributions paid to noncontrolling interests at District Energy; offset by
•	lower net debt repayments in 2011 at Atlantic Aviation; and
•	borrowings on line of credit facilities and proceed from long term debt in 2011 at Atlantic Aviation.

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

Energy-Related Businesses

IMTT

The following analysis represents 100% of the cash flows of IMTT, rather than just the composition of cash flows that are included in our consolidated cash flows. We believe this is the most appropriate and meaningful approach to discuss the historical cash flow trends of IMTT. We account for our 50% ownership of this business using the equity method. Distributions from IMTT when IMTT records a net loss, or pays distributions in excess of our share of its earnings, are reflected in investing activities in our consolidated cash flow.

	Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2011	2010
($ In Thousands)	$	$	$	%
Cash provided by operating activities	63,946	68,677	(4,731)	(6.9)
Cash used in investing activities	(11,849)	(37,171)	25,322	68.1
Cash used in financing activities	(12,317)	(28,018)	15,701	56.0

Energy-Related Business: IMTT – (continued)

Operating Activities

Cash provided by operating activities at IMTT is generated primarily from storage rentals and ancillary services that are billed monthly and paid on various terms. Cash used in operating activities is mainly for payroll and benefits costs, maintenance and repair of fixed assets, utilities and professional services, interest payments and payments to tax jurisdictions. Cash provided by operating activities decreased primarily due to lower operating results, partially offset by a smaller increase in working capital requirements.

In 2010, working capital requirements increased substantially as a result of the timing of payments on work being performed on the BP spill in the Gulf of Mexico.

Investing Activities

The decrease in cash used in investing activities was primarily due to the release of a tax-exempt bond escrow, partially offset by higher capital expenditures in the first six months of 2011 as compared with the first six months of 2010. Total capital expenditures increased from $34.4 million in the first six months of 2010 to $49.9 million in the first six months of 2011 primarily reflecting an increase in growth capital expenditures.

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

IMTT incurred $21.5 million and $19.0 million in the first six months of 2011 and the first six months of 2010, respectively, on maintenance capital expenditures, including (i) $19.6 million and $16.6 million, respectively, principally in relation to refurbishments of tanks, docks and other infrastructure and (ii) $1.9 million and $2.4 million, respectively, on environmental capital expenditures, principally in relation to improvements in containment measures and remediation.

For the full-year 2011, IMTT expects to spend approximately $55.0 million on maintenance capital expenditures. IMTT anticipates that maintenance capital expenditures will remain at elevated levels through 2014 due to required cleaning and inspection program in Louisiana.

Growth Capital Expenditure

During the first six months of 2011, IMTT incurred growth capital expenditures of $28.4 million. This compares with growth capital expenditures incurred of $15.4 million for the first six months of 2010.

During the first half of 2011, IMTT committed to projects that are expected to cost $85.4 million, which are expected to add $13.6 million of EBITDA on an annualized basis. In addition, IMTT completed the construction and refurbishment of 1.4 million barrels at a total cost of $38.5 million, which will add $6.5 million to EBITDA on an annualized basis. These barrels were commissioned at various points throughout the first six months of 2011.

At June 30, 2011, IMTT is in the process of constructing and refurbishing 1.9 million barrels of storage. These projects are expected to cost $171.9 million in total and contribute $28.5 million to gross profit and EBITDA on an annualized basis. The projects are expected to be commissioned between 2011 and 2013. At June 30, 2011, $13.1 million of the $171.9 million had been spent or committed.

In addition, IMTT is engaged in the construction or upgrade of related infrastructure, primarily docks. These projects are expected to cost $55.4 million. During the first six months of 2011, IMTT spent $9.3 million on these infrastructure projects. At June 30, 2011, $34.9 million of the $55.4 million had been spent or committed.

Energy-Related Business: IMTT – (continued)

In December 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (the “Act”) was signed. The Act provides for 100% bonus depreciation for certain fixed assets placed in service after September 8, 2010 and before January 1, 2012, and 50% bonus depreciation for certain fixed assets placed in service during 2012 for federal income tax purposes. Generally, states do not allow this bonus depreciation deduction in determining state taxable income. Importantly, Louisiana, in which IMTT has significant operations, does permit the use of bonus depreciation in calculating state taxable income. IMTT will take into consideration the benefits of these accelerated depreciation provisions of the Act when evaluating its capital expenditure plans for the remainder of 2011 and 2012.

Financing Activities

Cash flows used in financing activities decreased primarily due to a distribution of $5.0 million to each shareholder on January 4, 2010 as compared with no distributions paid during the first six months of 2011 as well as debt refinancing costs in 2010 that did not recur.

At June 30, 2011, the outstanding balance on IMTT’s debt facilities, excluding capitalized leases, consisted of $336.3 million in letter of credit backed tax exempt bonds, $190.0 million in bank owned tax exempt bonds, a $65.0 million term loan, $22.3 million in revolving credit facilities and $30.0 million in shareholder loans. The weighted average interest rate of the outstanding debt facilities, including any interest rate swaps and fees associated with outstanding letters of credit is 5.02%. Cash interest paid was $16.8 million and $15.9 million for six months ended June 30, 2011 and 2010, respectively.

For a description of the material terms of IMTT’s credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. IMTT has not had any material changes to these credit facilities since February 23, 2011, our 10-K filing date.

The Gas Company

	Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2011	2010
($ In Thousands)	$	$	$	%
Cash provided by operating activities	8,814	11,089	(2,275)	(20.5)
Cash used in investing activities	(7,806)	(3,910)	(3,896)	(99.6)
Cash (used in) provided by financing activities	—	—	—	—

Operating Activities

The main driver of cash provided by operating activities is customer receipts. The business incurs payments for fuel, materials, pipeline repairs, vendor services and supplies, payroll and benefit costs, revenue-based taxes and payment of administrative costs. Customers are generally billed monthly and make payments on account. Vendors and suppliers generally bill the business when services are rendered or when products are shipped. The decrease from the 2010 to 2011 was primarily driven by higher working capital requirements due to increased fuel costs to be recovered from customers, partially offset by improved operating results during 2011.

Investing Activities

Cash used in investing activities is composed primarily of capital expenditures. Capital expenditures for the non-utility business are funded by cash from operating activities and capital expenditures for the utility business are funded by drawing on credit facilities as well as cash from operating activities.

Maintenance Capital Expenditure

Maintenance capital expenditures include replacement of pipeline sections, improvements to the business’ transmission system and SNG plant, improvements to buildings and other property and the purchase of equipment.

Growth Capital Expenditure

Growth capital expenditures include the purchase of meters, regulators and propane tanks for new customers, the cost of installing pipelines for new residential and commercial construction, the renewable feedstock pilot program and the expansion of gas storage facilities.

Energy-Related Business: The Gas Company – (continued)

The following table sets forth information about capital expenditures in The Gas Company:

	Maintenance	Growth
Six months ended June 30, 2010	$1.7 million	$2.2 million
Six months ended June 30, 2011	$5.3 million	$2.5 million
2011 full year projected	$6.2 million	$7.4 million
Commitments at June 30, 2011	$367,000	$227,000

The business expects to fund its total 2011 capital expenditures primarily from cash from operating activities and available debt facilities. Capital expenditures for 2011 are expected to be higher than in 2010 due to completion of the renewable feedstock project, pipeline maintenance and inspection projects related to the integrity management program (expected to be completed by 2012) and expansion of storage facilities. These are reflected in the increase in capital expenditure for the six months ended June 30, 2011 and committed at June 30, 2011.

December 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (the “Act”) was signed. The Act provides for 100% bonus depreciation for certain fixed assets placed in service after September 8, 2010 and before January 1, 2012, and 50% bonus depreciation for certain fixed assets placed in service during 2012 for federal income tax purposes. Generally, states do not allow this bonus depreciation deduction in determining state taxable income. The business will take into consideration the benefits of these accelerated depreciation provisions of the Act when evaluating its capital expenditure plans for the remainder of 2011 and 2012.

Financing Activities

The main drivers for cash from financing activities are debt financings for capital expenditures and the repayment of outstanding credit facilities. At June 30, 2011, the outstanding balance on the business’ debt facilities consisted of $160.0 million in term loan facility borrowings. In 2010, the business repaid $19.0 million of its capital expenditure facility borrowings and no amount was outstanding at June 30, 2011.

The Gas Company has interest rate swaps hedging 100% of the interest rate exposure under the two $80.0 million floating rate term loan facilities that effectively fix the interest rate. The weighted average interest rate of the outstanding debt facilities, including any interest rate swaps at June 30, 2011, was 5.44%, which includes a ten basis point step-up in the LIBOR margin, effective June 8, 2011, for each of two $80.0 million term loan facilities. The business paid $4.3 million in interest expense related to its debt facilities for the six months ended June 30, 2011 and 2010. Cash interest expense was slightly higher in the first six months of 2011 due to the expiration of an interest rate basis swap agreement in March 2010.

The Gas Company also has an uncommitted unsecured short-term borrowing facility of $7.5 million that was renewed during the second quarter of 2011. This credit line bears interest at the lending bank’s quoted rate or prime rate. The facility is available for working capital needs. No amount was outstanding for this facility at June 30, 2011.

The financial covenants triggering distribution lock-up or default under the business’ credit facility are as follows:

•	12 mo. look-forward and 12 mo. look-backward adjusted EBITDA/interest <3.5x (distribution lock-up) and <2.5x (default). The look-backward ratio and look-forward ratios at June 30, 2011 were 7.34x and 5.27x, respectively.

Additionally, the HPUC requires the consolidated debt to total capital for HGC Holdings not to exceed 65% and $20.0 million to be readily available in cash resources at The Gas Company, HGC Holdings or MIC. At June 30, 2011, the debt to total capital ratio was 56.6% and $20.0 million in cash resources was readily available.

For a description of the material terms of The Gas Company’s credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. We have not had any material changes to these credit facilities since February 23, 2011, our 10-K filing date.

Energy-Related Business: District Energy

The following analysis represents 100% of the cash flows of District Energy.

	Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2011	2010
($ In Thousands)	$	$	$	%
Cash provided by operating activities	6,044	2,561	3,483	136.0
Cash used in investing activities	(1,001)	(3,246)	2,245	69.2
Cash used in financing activities	(3,951)	(960)	(2,991)	NM

NM — Not meaningful

Operating Activities

Cash provided by operating activities is primarily driven by customer receipts for services provided and leased equipment payments received (including non-revenue lease principal). Cash used in operating activities is driven by the timing of payments for electricity, vendor services or supplies and the payment of payroll and benefit costs. Cash from operating activities increased as a result of the timing of receipt of certain equipment lease payments in 2011 compared with 2010 and the expiration of a requirement that the business prepay a portion of its electricity supply.

Investing Activities

Cash used in investing activities mainly comprises capital expenditures, which are generally funded by drawing on available facilities. Cash used in investing activities in 2011 and 2010 primarily funded growth capital expenditures for new customer connections and plant expansion.

Maintenance Capital Expenditure

The business expects to spend approximately $1.0 million per year on capital expenditures relating to the replacement of parts, system reliability, customer service improvements and minor system modifications. Maintenance capital expenditures will be funded from available facilities and cash from operating activities. These expenditures were lower during the first six months of 2011 due to the timing of spend on ordinary course maintenance projects.

Growth Capital Expenditure

District Energy signed contracts with five additional customers and committed to spend $1.9 million on interconnection, of which it had spent $1.0 million as of June 30, 2011, with $900,000 remaining to be spent. The business anticipates it will receive reimbursements from customers for approximately $1.1 million of the total $1.9 million expenditure, of which it had received $200,000 as of June 30, 2011. These additional customers are expected to contribute $625,000 to gross profit and EBITDA on an annualized basis.

The business continues to actively market to new potential customers. New customers will typically reimburse the business for a substantial portion of expenditures related to connecting them to the business’ system, thereby reducing the impact of this element of capital expenditure.

The following table sets forth information about District Energy’s capital expenditures:

	Maintenance	Growth
Six months ended June 30, 2010	$719,000	$127,000
Six months ended June 30, 2011	$478,000	$523,000
2011 full year projected	$1.0 million	$1.7 million
Commitments at June 30, 2011	$45,000	$38,000

Growth capital expenditures were higher during the first six months of 2011 due to the timing of spend related to connecting new customers to the business’ district cooling system.

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

Financing Activities

At June 30, 2011, the outstanding balance on the business’ debt facilities consisted of $170.0 million in term loan facilities. The weighted average interest rate of the outstanding debt facilities, including any interest rate swaps and fees associated with outstanding letters of credit at June 30, 2011, was 5.51%. Cash interest paid was $5.0 million and $4.9 million for the six months ended June 30, 2011 and 2010, respectively. Cash interest expense was slightly higher due to the expiration of an interest rate basis swap agreement in March 2010.

The increase in cash used in financing activities was primarily due to increased distributions paid to the noncontrolling interest shareholders. In 2010, these distributions were offset by a $300,000 capital contribution from the noncontrolling interest shareholder of District Energy’s Las Vegas operations (as discussed above in “Investing Activities”).

The financial covenants triggering distribution lock-up or default under the business’ credit facility are as follows:

•	Backward Interest Coverage Ratio <1.5x (distribution lock-up) and <1.2x (default). The ratio at June 30, 2011 was 2.5x.
•	Leverage Ratio (funds from operations less interest expense to net debt) for the previous 12 months less than 6.0% (distribution lock-up) and 4.0% (default). The ratio at June 30, 2011 was 10.3%.

For a description of the material terms of District Energy’s credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. We have not had any material changes to these credit facilities since February 23, 2011, our 10-K filing date.

Aviation-Related Business

Atlantic Aviation

	Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2011	2010
($ In Thousands)	$	$	$	%
Cash provided by operating activities	29,882	29,331	551	1.9
Cash provided by (used in) investing activities	10,118	(2,504)	12,622	NM
Cash used in financing activities	(17,688)	(29,605)	11,917	40.3

NM — Not meaningful

Operating Activities

Operating cash at Atlantic Aviation is generated from sales transactions primarily paid by credit cards. Some customers have extended payment terms and are billed accordingly. Cash is used in operating activities mainly for payments to vendors of fuel, aircraft services and professional services, as well as payroll costs and payments to tax jurisdictions. Cash provided by operating activities increased from the first six months of 2010 to the first six months of 2011 primarily due to:

•	improved operating results; and
•	lower cash interest paid driven by reduced debt levels, partially offset by;
•	the timing of payment of fuel purchases.

Aviation-Related Business: Atlantic Aviation – (continued)

Investing Activities

Cash provided by (used in) investing activities relates primarily to proceeds from the sale of FBOs and capital expenditures. Cash in investing activities increased from cash used in investing activities during the first six months of 2010 to cash provided by investing activities during first six months of 2011 as a result of the proceeds received from the sale of FBO during the quarter ended June 30, 2011 offset by increase in capital expenditures during 2011.

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

The following table sets forth information about capital expenditures in Atlantic Aviation:

	Maintenance	Growth
Six months ended June 30, 2010	$1.9 million	$676,000
Six months ended June 30, 2011	$2.9 million	$3.9 million
2011 full year projected	$11.5 million	$7.0 million
Commitments at June 30, 2011	$312,000	$932,000

Growth capital expenditures incurred in the first six months of 2011 primarily reflects the construction costs of a new FBO at Will Rogers Airport in Oklahoma City, construction of a hangar at Atlanta Peachtree and the construction of a new fuel farm at El Paso.

In December 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (the “Act”) was signed. The Act provides for 100% bonus depreciation for certain fixed assets placed in service after September 8, 2010 and before January 1, 2012, and 50% bonus depreciation for certain fixed assets placed in service during 2012 for federal income tax purposes. Generally, states do not allow this bonus depreciation deduction in determining state taxable income. The business will take into consideration the benefits of these accelerated depreciation provisions of the Act when evaluating its capital expenditure plans for the remainder of 2011 and 2012.

Financing Activities

At June 30, 2011, the outstanding balance on Atlantic Aviation’s debt facilities consisted of $738.8 million in term loan facility borrowings, which is 100% hedged with interest rate swaps, and $49.8 million in capital expenditure facility borrowings. The weighted average interest rate on the term loan was 6.48%. The interest rate applicable on the capital expenditure facility is the three-month U.S. Libor plus a margin of 1.60%. In the first six months ended June 30, 2011 and 2010, the business paid approximately $26.2 million and $27.6 million, respectively, in interest expense, excluding interest rate swap breakage fees, related to its debt facilities.

In addition to the debt facilities described above, Atlantic Aviation raised a $3.5 million stand-alone debt facility to partially fund the construction of a new FBO at Oklahoma City Will Rogers Airport. At June 30, 2011, the outstanding balance on the stand-alone facility was $2.7 million.

The decrease in cash used in financing activities is primarily due to a larger debt prepayment of the outstanding principal balance of the term loan debt in 2010 of $31.7 million compared with $24.5 million in 2011 and borrowings on long-term debt facility and line of credit during 2011.

Aviation-Related Business: Atlantic Aviation – (continued)

The maximum permitted debt-to-EBITDA ratio dropped to 7.50x on March 31, 2011. The business expects to remain in compliance with the maximum leverage covenant through the maturity of its debt facilities if the performance of the business remains at current levels.

The financial covenant requirements under Atlantic Aviation’s credit facility, and the calculation of these measures at June 30, 2011, were as follows:

•	Debt Service Coverage Ratio > 1.2x (default threshold). The ratio at June 30, 2011 was 2.02x.
•	Leverage Ratio debt to EBITDA for the trailing twelve months < 7.50x (default threshold). The ratio at June 30, 2011 was 6.56x.

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

Commitments and Contingencies

At June 30, 2011 there were no material changes in our future commitments and contingencies from December 31, 2010, except for the mandatory prepayment we expect to make under the cash sweep terms of Atlantic Aviation’s credit facility from long-term debt to current portion of long-term debt in our consolidated condensed balance sheet.

Under the amended terms of Atlantic Aviation’s credit facility, the business will apply all excess cash flow from the business to prepay the debt principal for the foreseeable future. For the six months ended June 30, 2011, Atlantic Aviation used $26.2 million of excess cash flow to prepay $24.5 million of the outstanding principal balance of the term loan debt under the facility and $1.7 million in interest rate swap breakage fees. Actual prepayment amounts in the periods beginning June 30, 2012 through the maturity of the facility will depend on the performance of the business.

See Note 7, “Long-Term Debt”, to our consolidated condensed financial statements in Part I of this Form 10-Q for further discussion. At June 30, 2011, we did not have any outstanding material purchase obligations. For a discussion of our other future obligations, due by period, under the various contractual obligations, off-balance sheet arrangements and commitments, please see “Liquidity and Capital Resources — Commitments and Contingencies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on February 23, 2011. We have not had any material changes to our commitments except as discussed above.

In addition, at June 30, 2011, we did not have any material reserves for contingencies. We have other contingencies, including pending threatened legal and administrative proceedings that are not reflected at this time as they are not ascertainable.

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

We test for goodwill and indefinite-lived intangible assets when there is an indicator of impairment. Impairments of property, equipment, land and leasehold improvement and intangible assets during the quarter ended June 30, 2011 relating to Atlantic Aviation are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part I of this quarterly report on Form 10-Q.

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

Item 4. Controls and Procedures

Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011. There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the six months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED BALANCE SHEETS
($ In Thousands, Except Share Data)

	June 30, 2011	December 31, 2010(1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,354	$24,563
Accounts receivable, less allowance for doubtful accounts of $507 and $613, respectively	57,945	47,845
Inventories	16,777	17,063
Prepaid expenses	4,211	6,321
Deferred income taxes	19,563	19,030
Other	12,474	10,605
Total current assets	147,324	125,427
Property, equipment, land and leasehold improvements, net	553,343	563,451
Equipment lease receivables	33,993	35,663
Investment in unconsolidated business	227,122	223,792
Goodwill	511,153	514,253
Intangible assets, net	670,758	705,862
Other	26,280	28,294
Total assets	$2,169,973	$2,196,742
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Due to manager – related party	$4,233	$3,282
Accounts payable	33,985	36,036
Accrued expenses	22,112	23,047
Current portion of long-term debt	48,622	49,325
Fair value of derivative instruments	44,820	43,496
Other	15,463	16,100
Total current liabilities	169,235	171,286
Long-term debt, net of current portion	1,072,680	1,089,559
Deferred income taxes	164,162	156,328
Fair value of derivative instruments	33,348	51,729
Other	40,877	41,145
Total liabilities	1,480,302	1,510,047
Commitments and contingencies	—	—
Members’ equity:
LLC interests, no par value; 500,000,000 authorized; 46,028,258 LLC interests issued and outstanding at June 30, 2011 and 45,715,448 LLC interests issued and outstanding at December 31, 2010	962,555	964,430
Additional paid in capital	21,956	21,956
Accumulated other comprehensive loss	(24,614)	(25,812)
Accumulated deficit	(260,750)	(269,425)
Total members’ equity	699,147	691,149
Noncontrolling interests	(9,476)	(4,454)
Total equity	689,671	686,695
Total liabilities and equity	$2,169,973	$2,196,742

(1)	Reclassified to conform to current period presentation.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
($ In Thousands, Except Share and Per Share Data)

	Quarter Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenue
Revenue from product sales	$161,582	$125,177	$314,646	$245,195
Revenue from product sales – utility	36,421	28,450	70,694	55,285
Service revenue	47,923	49,794	99,170	103,000
Financing and equipment lease income	1,261	1,271	2,548	2,516
Total revenue	247,187	204,692	487,058	405,996
Costs and expenses
Cost of product sales	113,226	79,887	218,551	156,941
Cost of product sales – utility	30,772	23,151	57,637	44,464
Cost of services	12,690	13,318	24,844	24,463
Selling, general and administrative	48,309	49,522	99,979	100,256
Fees to manager – related party	4,156	2,268	7,788	4,457
Depreciation	8,623	7,202	15,833	14,924
Amortization of intangibles	16,044	8,740	24,763	17,411
Loss on disposal of assets	1,225	—	1,225	—
Total operating expenses	235,045	184,088	450,620	362,916
Operating income	12,142	20,604	36,438	43,080
Other income (expense)
Interest income	97	4	101	20
Interest expense(1)	(19,866)	(38,974)	(34,335)	(73,661)
Equity in earnings and amortization charges of investee	3,270	5,774	11,632	11,367
Other expense, net	(46)	(496)	(395)	(448)
Net (loss) income from continuing operations before income taxes	(4,403)	(13,088)	13,441	(19,642)
Benefit (provision) for income taxes	488	13,488	(6,498)	14,577
Net (loss) income from continuing operations	$(3,915)	$400	$6,943	$(5,065)
Net income from discontinued operations, net of taxes	—	85,212	—	81,199
Net (loss) income	$(3,915)	$85,612	$6,943	$76,134
Less: net loss attributable to noncontrolling interests	(1,425)	(238)	(1,732)	(1,351)
Net (loss) income attributable to MIC LLC	$(2,490)	$85,850	$8,675	$77,485
Basic (loss) income per share from continuing operations attributable to MIC LLC interest holders	$(0.05)	$0.02	$0.19	$(0.08)
Basic income per share from discontinued operations attributable to MIC LLC interest holders	—	1.87	—	1.79
Basic (loss) income per share attributable to MIC LLC interest holders	$(0.05)	$1.89	$0.19	$1.71
Weighted average number of shares outstanding: basic	45,901,486	45,467,413	45,816,499	45,381,413
Diluted (loss) income per share from continuing operations attributable to MIC LLC interest holders	$(0.05)	$0.02	$0.19	$(0.08)
Diluted income per share from discontinued operations attributable to MIC LLC interest holders	—	1.86	—	1.78
Diluted (loss) income per share attributable to MIC LLC interest holders	$(0.05)	$1.88	$0.19	$1.70
Weighted average number of shares outstanding: diluted	45,901,486	45,604,064	45,846,235	45,513,864
Cash distributions declared per share	$0.20	$—	$0.40	$—

(1)	Interest expense includes non-cash losses on derivative instruments of $545,000 and non-cash gains on derivatives of $5.0 million for the quarter and six months ended June 30, 2011, respectively. For the quarter and six months ended June 30, 2010, interest expense includes includes non-cash losses on derivative instruments of $20.5 million and $31.7 million, respectively.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
($ In Thousands)

	Six Months Ended
	June 30, 2011	June 30, 2010
Operating activities
Net income	$6,943	$76,134
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Net income from discontinued operations before noncontrolling interests	—	(81,199)
Depreciation and amortization of property and equipment	19,138	18,195
Amortization of intangible assets	24,763	17,411
Loss on disposal of assets	1,153	—
Equity in earnings and amortization charges of investees	(11,632)	(11,367)
Equity distributions from investees	—	5,000
Amortization of debt financing costs	2,060	2,256
Non-cash derivative (gains) losses	(4,965)	31,674
Base management fees settled in LLC interests	7,788	2,189
Equipment lease receivable, net	1,493	1,451
Deferred rent	201	145
Deferred taxes	5,370	(16,046)
Other non-cash expenses, net	1,218	2,112
Changes in other assets and liabilities:
Accounts receivable	(10,634)	(4,718)
Inventories	(45)	(2,376)
Prepaid expenses and other current assets	1,112	1,299
Due to manager – related party	8	2,263
Accounts payable and accrued expenses	(1,436)	(1,281)
Income taxes payable	(251)	(406)
Other, net	(997)	(1,090)
Net cash provided by operating activities from continuing operations	41,287	41,646
Investing activities
Proceeds from sale of assets	16,916	—
Purchases of property and equipment	(15,587)	(7,315)
Investment in capital leased assets	(24)	(2,400)
Other	7	658
Net cash provided by (used in) investing activities from continuing operations	1,312	(9,057)
Financing activities
Proceeds from long-term debt	2,489	—
Net proceeds on line of credit facilities	4,400	—
Dividends paid to holders of LLC interests	(9,170)	—
Contributions received from noncontrolling interests	—	300
Distributions paid to noncontrolling interests	(3,951)	(1,261)
Payment of long-term debt	(24,500)	(31,736)
Change in restricted cash	—	2,236
Payment of notes and capital lease obligations	(76)	(164)
Net cash used in financing activities from continuing operations	(30,808)	(30,625)
Net change in cash and cash equivalents from continuing operations	11,791	1,964

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS — (continued)
(Unaudited)
($ In Thousands)

	Six Months Ended
	June 30, 2011	June 30, 2010
Cash flows (used in) provided by discontinued operations:
Net cash used in operating activities	—	(12,703)
Net cash provided by investing activities	—	134,356
Net cash used in financing activities	—	(124,183)
Cash used in discontinued operations(1)	—	(2,530)
Change in cash of discontinued operations held for sale(1)	—	2,385
Net change in cash and cash equivalents	11,791	1,819
Cash and cash equivalents, beginning of period	24,563	27,455
Cash and cash equivalents, end of period – continuing operations	$36,354	$29,274
Supplemental disclosures of cash flow information for continuing operations:
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$2,456	$1,092
Issuance of LLC interests to manager for base management fees	$6,846	$4,083
Issuance of LLC interests to independent directors	$450	$446
Taxes paid	$1,349	$1,508
Interest paid	$37,296	$40,015

(1)	Cash of discontinued operations held for sale is reported in assets of discontinued operations held for sale in the accompanying consolidated condensed balance sheets. The cash used in discontinued operations is different than the change in cash of discontinued operations held for sale due to intercompany transactions that are eliminated in consolidation.

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

MIC LLC is a non-operating holding company with a Board of Directors and other corporate governance responsibilities generally consistent with those of a Delaware corporation. MIC LLC has made an election to be treated as a corporation for tax purposes.

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

Atlantic Aviation — an airport services business providing products and services, including fuel and aircraft hangaring/parking, to owners and operators of general aviation aircraft at 63 airports and one heliport in the U.S.

2. Basis of Presentation

The unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of consolidated condensed financial statements in conformity with GAAP requires estimates and assumptions. Management evaluates these estimates and assumptions on an ongoing basis. Actual results may differ from the estimates and assumptions used in the financial statements and notes. Operating results for the quarter and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

3. (Loss) Income Per Share

Following is a reconciliation of the basic and diluted number of shares used in computing (loss) income per share:

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted average number of shares outstanding: basic	45,901,486	45,467,413	45,816,499	45,381,413
Dilutive effect of restricted stock unit grants	—	136,651	29,736	132,451
Weighted average number of shares outstanding: diluted	45,901,486	45,604,064	45,846,235	45,513,864

The effect of potentially dilutive shares for the six months ended June 30, 2011 is calculated assuming that the 17,925 restricted stock unit grants provided to the independent directors on June 2, 2011 and the 31,989 restricted stock unit grants provided to the independent directors on June 3, 2010 had been fully converted to shares on those grant dates. However, the restricted stock unit grants were anti-dilutive for the quarter ended June 30, 2011, due to the Company’s net loss for that period.

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

The results of operations from this business, for the quarter and six months ended June 30, 2010, are separately reported as discontinued operations in the Company’s consolidated condensed financial statements. This business is no longer a reportable segment.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

4. Discontinued Operations  – (continued)

Summarized financial information for discontinued operations related to PCAA for the quarter and six months ended June 30, 2010 is as follows ($ in thousands, except share and per share data):

	For the Quarter Ended June 30, 2010	For the Six Months Ended June 30, 2010
Service revenue	$12,319	$28,826
Gain on sale of assets through bankruptcy (pre-tax)	130,260	130,260
Net income from discontinued operations before income taxes and noncontrolling interest	$135,726	$132,709
Provision for income taxes	(50,514)	(51,510)
Net income from discontinued operations	85,212	81,199
Less: net income attributable to noncontrolling interests	302	136
Net income from discontinued operations attributable to MIC LLC	$84,910	$81,063
Basic income per share from discontinued operations attributable to MIC LLC interest holders	$1.87	$1.79
Weighted average number of shares outstanding at the Company level: basic	45,467,413	45,381,413
Diluted income per share from discontinued operations attributable to MIC LLC interest holders	$1.86	$1.78
Weighted average number of shares outstanding at the Company level: diluted	45,604,064	45,513,864

5. Property, Equipment, Land and Leasehold Improvements

Property, equipment, land and leasehold improvements at June 30, 2011 and December 31, 2010 consist of the following ($ in thousands):

	June 30, 2011	December 31, 2010
Land	$4,618	$4,618
Easements	5,624	5,624
Buildings	24,938	24,796
Leasehold and land improvements	314,663	320,170
Machinery and equipment	342,269	337,595
Furniture and fixtures	9,301	9,240
Construction in progress	20,500	17,070
Property held for future use	1,597	1,573
	723,510	720,686
Less: accumulated depreciation	(170,167)	(157,235)
Property, equipment, land and leasehold improvements, net(1)	$553,343	$563,451

(1)	Includes $136,000 of capitalized interest for the year ended December 31, 2010.

As a result of a decline in the performance of certain asset groups at Atlantic Aviation during the quarter ended June 30, 2011, the Company evaluated such asset groups for impairment and determined the asset groups were impaired. Accordingly, the Company recognized non-cash impairment charges of $1.4 million primarily relating to leasehold and land improvements; buildings; machinery and equipment; and furniture and

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

5. Property, Equipment, Land and Leasehold Improvements  – (continued)

fixtures at Atlantic Aviation, on assets with a carrying value of $1.8 million. The fair value of $405,000 of the impaired asset group was estimated using discounted cash flows. The significant unobservable inputs (“level 3”) used for the fair value measurement included forecasted cash flows of Atlantic Aviation and its asset groups and the discount rate. The forecasted cash flows for this business were developed using actual cash flows from 2011 and forecasted jet fuel volumes based on market dynamics at three small sites. The discount rate was developed using a capital asset pricing model. These charges are recorded in depreciation expense in the consolidated condensed statement of operations.

6. Intangible Assets

Intangible assets at June 30, 2011 and December 31, 2010 consist of the following ($ in thousands):

	Weighted Average Life (Years)	June 30, 2011	December 31, 2010
Contractual arrangements	30.4	$742,015	$762,595
Non-compete agreements	2.5	9,515	9,515
Customer relationships	10.6	77,765	77,842
Leasehold rights	12.5	3,330	3,330
Trade names	Indefinite	15,401	15,401
Technology	5.0	460	460
		848,486	869,143
Less: accumulated amortization		(177,728)	(163,281)
Intangible assets, net		$670,758	$705,862

As a result of a decline in the performance of certain asset groups at Atlantic Aviation during the quarter ended June 30, 2011, the Company evaluated such asset groups for impairment and determined the asset groups were impaired. Accordingly, the Company recognized non-cash impairment charges of $7.3 million relating to contractual arrangements at Atlantic Aviation, on assets with a carrying value of $7.5 million. The fair value of $233,000 of the impaired asset group was estimated using discounted cash flows. The significant unobservable inputs (“level 3”) used for the fair value measurement included forecasted cash flows of Atlantic Aviation and its asset groups and the discount rate. The forecasted cash flows for this business were developed using actual cash flows from 2011 and forecasted jet fuel volumes based on market dynamics at three small sites. The discount rate was developed using a capital asset pricing model. These charges are recorded in amortization of intangibles in the consolidated condensed statement of operations.

The goodwill balance as of June 30, 2011 is comprised of the following ($ in thousands):

Goodwill acquired in business combinations, net of disposals	$639,382
Less: accumulated impairment charges	(123,200)
Less: write off of goodwill with disposal of assets	(5,029)
Balance at June 30, 2011	$511,153

During the quarter ended June 30, 2011, the Company wrote-off $3.1 million of goodwill associated with the sale of FBOs at Hayward Executive Airport in California and Burlington International Airport in Vermont. Proceeds of $16.9 million were received and a $365,000 loss on disposal of assets was recorded in the consolidated condensed statement of operations upon the completion of the sale.

The Company tests for goodwill impairment at the reporting unit level on an annual basis and between annual tests if a triggering event indicates impairment. Annual goodwill impairment testing conducted routinely on October 1st of each year.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7. Long-Term Debt

At June 30, 2011 and December 31, 2010, the Company’s consolidated long-term debt consisted of the following ($ in thousands):

	June 30, 2011	December 31, 2010
The Gas Company	$160,000	$160,000
District Energy	170,000	170,000
Atlantic Aviation	791,302	808,884
Total	1,121,302	1,138,884
Less: current portion	(48,622)	(49,325)
Long-term portion	$1,072,680	$1,089,559

On February 25, 2009, Atlantic Aviation amended its credit facility to provide the business additional financial flexibility over the near and medium term. Under the amended terms, the business must apply all excess cash flow from the business to prepay additional debt whenever the leverage ratio (debt to adjusted EBITDA) is equal to or greater than 6.0x to 1.0 for the trailing twelve months and must use 50% of excess cash flow to prepay debt whenever the leverage ratio is equal to or greater than 5.5x to 1.0 and below 6.0x to 1.0. For the quarter and six months ended June 30, 2011, Atlantic Aviation used $10.6 million and $26.2 million, respectively, of excess cash flow to prepay $10.0 million and $24.5 million, respectively, of the outstanding principal balance of the term loan debt under the facility and $627,000 and $1.7 million, respectively, in interest rate swap breakage fees. The Company has classified $48.3 million relating to Atlantic Aviation’s term loan debt in current portion of long-term debt in the consolidated condensed balance sheet at June 30, 2011, as it expects to repay this amount within one year.

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

At June 30, 2011, the Company had $1.1 billion of current and long-term debt, $1.0 billion of which was economically hedged with interest rate swaps and $72.5 million of which was unhedged.

As discussed in Note 7, “Long-Term Debt”, Atlantic Aviation applies its excess cash flow to prepay debt. As a result, $1.5 million of accumulated other comprehensive loss in the consolidated condensed balance sheet related to Atlantic Aviation’s derivative instruments was reclassified to interest expense in the consolidated condensed statement of operations for the six months ended June 30, 2010. Atlantic Aviation will record additional reclassifications from accumulated other comprehensive loss to interest expense as the business continues to pay down its debt more quickly than anticipated.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

8. Derivative Instruments and Hedging Activities  – (continued)

Effective February 25, 2009 for Atlantic Aviation and effective April 1, 2009 for the Company’s other businesses, the Company elected to discontinue hedge accounting. In prior periods, when the Company applied hedge accounting, changes in the fair value of derivatives that effectively offset the variability of cash flows on the Company’s debt interest obligations were recorded in other comprehensive income or loss. From the dates that hedge accounting was discontinued, all movements in the fair value of the interest rate swaps are recorded directly through earnings. As interest payments are made, a portion of the other comprehensive loss recorded under hedge accounting is also reclassified into earnings. The Company will reclassify into earnings $24.5 million of net derivative losses, included in accumulated other comprehensive loss as of June 30, 2011 over the remaining life of the existing interest rate swaps, of which approximately $16.9 million will be reclassified over the next 12 months.

The Company measures derivative instruments at fair value using the income approach which discounts the future net cash settlements expected under the derivative contracts to a present value. These valuations utilize primarily observable (“level 2”) inputs, including contractual terms, interest rates and yield curves observable at commonly quoted intervals.

The Company’s fair value measurements of its derivative instruments and the related location of the liabilities associated with the hedging instruments within the consolidated condensed balance sheets at June 30, 2011 and December 31, 2010 were as follows ($ in thousands):

	Liabilities at Fair Value(1)
	Interest Rate Swap Contracts Not Designated as Hedging Instruments
Balance Sheet Location	June 30, 2011	December 31, 2010
Fair value of derivative instruments – current liabilities	$(44,820)	$(43,496)
Fair value of derivative instruments – non-current liabilities	(33,348)	(51,729)
Total interest rate swap derivative contracts	$(78,168)	$(95,225)

(1)	Fair value measurements at reporting date were made using significant other observable inputs (“level 2”).

The Company’s hedging activities for the quarter and six months ended June 30, 2011 and 2010 and the related location within the consolidated condensed financial statements were as follows ($ in thousands):

	Derivatives Not Designated as Hedging Instruments(1)
	Amount of Gain/Loss Recognized in Interest Expense for the Quarter Ended June 30,		Amount of Gain/Loss Recognized in Interest Expense for the Six Months Ended June 30,
Financial Statement Account	2011(2)	2010(3)	2011(2)	2010(3)
Interest expense	$(15,198)	$(36,008)	$(25,033)	$(63,142)
Total	$(15,198)	$(36,008)	$(25,033)	$(63,142)

(1)	All derivatives are interest rate swap contracts.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

8. Derivative Instruments and Hedging Activities  – (continued)

(2)	Net loss recognized in interest expense for the quarter and six months ended June 30, 2011 includes $14.0 million and $28.2 million, respectively, in interest rate swap payments and unrealized derivative losses of $1.2 million and unrealized derivative gains of $3.2 million, respectively, arising from:
•	the change in fair value of interest rate swaps from the discontinuation of hedge accounting; and
•	interest rate swap break fees related to the pay down of debt at Atlantic Aviation.
(3)	Loss recognized in interest expense for the quarter and six months ended June 30, 2010 includes $21.3 million and $34.9 million, respectively, in unrealized derivative losses and $14.7 million and $28.2 million, respectively, in interest rate swap payment.

All of the Company’s derivative instruments are collateralized by all of the assets of the respective businesses.

9. Comprehensive Income

Other comprehensive income includes primarily the change in fair value of derivative instruments which qualified for hedge accounting until the dates that hedge accounting was discontinued, as discussed in Note 8, “Derivative Instruments and Hedging Activities”.

The difference between net (loss) income and comprehensive income for the quarter and six months ended June 30, 2011 and 2010 was as follows ($ in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net (loss) income attributable to MIC LLC	$(2,490)	$85,850	$8,675	$77,485
Reclassification of net realized losses into earnings, net of taxes	3,257	4,390	1,198	9,738
Comprehensive income	$767	$90,240	$9,873	$87,223

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

	As of, and for the Quarter Ended June 30,		As of, and for the Six Month Ended June 30,
	2011	2010	2011	2010
Revenue	$106,950	$158,235	$217,781	$265,273
Net income	$8,933	$14,222	$28,023	$27,465
Interest expense, net	16,311	25,774	20,994	37,899
Provision for income taxes	5,903	10,750	19,447	20,356
Depreciation and amortization	16,360	14,916	32,035	29,534
Other non-cash (income) expenses	(46)	12	(54)	245
EBITDA excluding non-cash items(1)	$47,461	$65,674	$100,445	$115,499
Capital expenditures paid	$21,427	$17,741	$54,724	$37,171
Property, equipment, land and leasehold improvements, net	1,060,646	993,427	1,060,646	993,427
Total assets balance	1,215,380	1,127,169	1,215,380	1,127,169

(1)	EBITDA consists of earnings before interest, taxes, depreciation and amortization. Non-cash items that are excluded consist of impairments, derivative gains and losses and all other non-cash income and expense items.

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

Atlantic Aviation

The Atlantic Aviation segment derives the majority of its revenues from fuel sales and from other airport services, including de-icing, aircraft hangarage and other aviation services. All of the revenue of Atlantic Aviation is generated in the United States at 63 airports and one heliport.

Selected information by segment is presented in the following tables. The tables do not include financial data for the Company’s equity investment in IMTT.

Revenue from external customers for the Company’s consolidated reportable segments was as follows ($ in thousands) (unaudited):

	Quarter Ended June 30, 2011
	Energy-related Businesses			Total Reportable Segments
	The Gas Company	District Energy	Atlantic Aviation
Revenue from Product Sales
Product sales	$26,935	$—	$134,647	$161,582
Product sales – utility	36,421	—	—	36,421
	63,356	—	134,647	198,003
Service Revenue
Other services	—	903	35,668	36,571
Cooling capacity revenue	—	5,428	—	5,428
Cooling consumption revenue	—	5,924	—	5,924
	—	12,255	35,668	47,923
Financing and Lease Income
Financing and equipment lease	—	1,261	—	1,261
	—	1,261	—	1,261
Total Revenue	$63,356	$13,516	$170,315	$247,187

	Quarter Ended June 30, 2010
	Energy-related Businesses			Total Reportable Segments
	The Gas Company	District Energy	Atlantic Aviation
Revenue from Product Sales
Product sales	$24,236	$—	$100,941	$125,177
Product sales – utility	28,450	—	—	28,450
	52,686	—	100,941	153,627
Service Revenue
Other services	—	803	36,552	37,355
Cooling capacity revenue	—	5,295	—	5,295
Cooling consumption revenue	—	7,144	—	7,144
	—	13,242	36,552	49,794
Financing and Lease Income
Financing and equipment lease	—	1,271	—	1,271
	—	1,271	—	1,271
Total Revenue	$52,686	$14,513	$137,493	$204,692

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

11. Reportable Segments  – (continued)

	Six Months Ended June 30, 2011
	Energy-related Businesses			Total Reportable Segments
	The Gas Company	District Energy	Atlantic Aviation
Revenue from Product Sales
Product sales	$54,286	$—	$260,360	$314,646
Product sales – utility	70,694	—	—	70,694
	124,980	—	260,360	385,340
Service Revenue
Other services	—	1,593	78,464	80,057
Cooling capacity revenue	—	10,759	—	10,759
Cooling consumption revenue	—	8,354	—	8,354
	—	20,706	78,464	99,170
Financing and Lease Income
Financing and equipment lease	—	2,548	—	2,548
	—	2,548	—	2,548
Total Revenue	$124,980	$23,254	$338,824	$487,058

	Six Months Ended June 30, 2010
	Energy-related Businesses			Total Reportable Segments
	The Gas Company	District Energy	Atlantic Aviation
Revenue from Product Sales
Product sales	$49,546	$—	$195,649	$245,195
Product sales – utility	55,285	—	—	55,285
	104,831	—	195,649	300,480
Service Revenue
Other services	—	1,667	81,893	83,560
Cooling capacity revenue	—	10,533	—	10,533
Cooling consumption revenue	—	8,907	—	8,907
	—	21,107	81,893	103,000
Financing and Lease Income
Financing and equipment lease	—	2,516	—	2,516
	—	2,516	—	2,516
Total Revenue	$104,831	$23,623	$277,542	$405,996

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

11. Reportable Segments  – (continued)

	Quarter Ended June 30, 2011
	Energy-related Businesses			Total Reportable Segments
	The Gas Company	District Energy	Atlantic Aviation(1)
Net income (loss)	$3,273	$(926)	$(3,497)	$(1,150)
Interest expense, net	3,483	4,925	11,361	19,769
Provision (benefit) for income taxes	2,310	(650)	(2,335)	(675)
Depreciation	1,596	1,658	7,027	10,281
Amortization of intangibles	206	341	15,497	16,044
Loss on disposal of assets	—	—	1,153	1,153
Other non-cash expense (income)	512	300	(43)	769
EBITDA excluding non-cash items	$11,380	$5,648	$29,163	$46,191

(1)	Includes non-cash impairment charges of $8.7 million recorded during the quarter ended June 30, 2011, consisting of $7.3 million related to intangible assets (in amortization of intangibles) and $1.4 million related to property, equipment, land and leasehold improvements (in depreciation).

	Quarter Ended June 30, 2010
	Energy-related Businesses			Total Reportable Segments
	The Gas Company	District Energy	Atlantic Aviation
Net income (loss)	$1,212	$(2,705)	$(8,538)	$(10,031)
Interest expense, net	5,926	7,976	26,688	40,590
Provision (benefit) for income taxes	780	(1,767)	(5,764)	(6,751)
Depreciation	1,511	1,636	5,691	8,838
Amortization of intangibles	205	341	8,194	8,740
Other non-cash expense	531	232	558	1,321
EBITDA excluding non-cash items	$10,165	$5,713	$26,829	$42,707

	Six Months Ended June 30, 2011
	Energy-related Businesses			Total Reportable Segments
	The Gas Company	District Energy	Atlantic Aviation(1)
Net income (loss)	$7,703	$(1,422)	$1,245	$7,526
Interest expense, net	5,497	7,184	21,554	34,235
Provision (benefit) for income taxes	5,212	(997)	840	5,055
Depreciation	3,163	3,305	12,670	19,138
Amortization of intangibles	412	678	23,673	24,763
Loss on disposal of assets	—	—	1,153	1,153
Other non-cash expense	1,182	338	103	1,623
EBITDA excluding non-cash items	$23,169	$9,086	$61,238	$93,493

(1)	Includes non-cash impairment charges of $8.7 million recorded during the six months ended June 30, 2011, consisting of $7.3 million related to intangible assets (in amortization of intangibles) and $1.4 million related to property, equipment, land and leasehold improvements (in depreciation).

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

11. Reportable Segments  – (continued)

	Six Months Ended June 30, 2010
	Energy-related Businesses			Total Reportable Segments
	The Gas Company	District Energy	Atlantic Aviation
Net income (loss)	$3,466	$(5,336)	$(11,927)	$(13,797)
Interest expense, net	10,733	14,004	48,674	73,411
Provision (benefit) for income taxes	2,231	(3,487)	(8,051)	(9,307)
Depreciation	3,023	3,271	11,901	18,195
Amortization of intangibles	411	678	16,322	17,411
Other non-cash expense	1,065	387	605	2,057
EBITDA excluding non-cash items	$20,929	$9,517	$57,524	$87,970

Reconciliations of consolidated reportable segments’ EBITDA excluding non-cash items to consolidated net (loss) income from continuing operations before income taxes are as follows ($ in thousands) (unaudited):

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total reportable segments EBITDA excluding non-cash items	$46,191	$42,707	$93,493	$87,970
Interest income	97	4	101	20
Interest expense	(19,866)	(38,974)	(34,335)	(73,661)
Depreciation(1)	(10,281)	(8,838)	(19,138)	(18,195)
Amortization of intangibles(2)	(16,044)	(8,740)	(24,763)	(17,411)
Loss on disposal of assets	(1,153)	—	(1,153)	—
Selling, general and administrative – corporate	(1,882)	(1,628)	(3,361)	(3,608)
Fees to manager	(4,156)	(2,268)	(7,788)	(4,457)
Equity in earnings and amortization charges of investees	3,270	5,774	11,632	11,367
Other expense, net	(579)	(1,125)	(1,247)	(1,667)
Total consolidated net (loss) income from continuing operations before income taxes	$(4,403)	$(13,088)	$13,441	$(19,642)

(1)	Depreciation includes depreciation expense for District Energy, which is reported in cost of services in the consolidated condensed statement of operations. Depreciation also includes non-cash impairment charge of $1.4 million for the quarter and six months ended June 30, 2011 recorded by Atlantic Aviation.
(2)	Includes non-cash impairment charges of $7.3 million for contractual arrangements recorded during the quarter and six months ended June 30, 2011 at Atlantic Aviation.

Capital expenditures for the Company’s reportable segments were as follows ($ in thousands) (unaudited):

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
The Gas Company	$3,665	$1,555	$7,812	$3,886
District Energy	413	500	977	846
Atlantic Aviation	4,347	1,247	6,798	2,583
Total	$8,425	$3,302	$15,587	$7,315

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

11. Reportable Segments  – (continued)

Property, equipment, land and leasehold improvements, goodwill and total assets for the Company’s reportable segments as of June 30 were as follows ($ in thousands) (unaudited):

	Property, Equipment, Land and Leasehold Improvements		Goodwill		Total Assets
	2011	2010	2011	2010	2011	2010
The Gas Company	$152,749	$143,641	$120,193	$120,193	$364,581	$352,623
District Energy	144,138	148,882	18,646	18,646	223,052	231,081
Atlantic Aviation	256,456	276,670	372,314	377,343	1,380,508	1,452,519
Total	$553,343	$569,193	$511,153	$516,182	$1,968,141	$2,036,223

Reconciliation of reportable segments’ total assets to consolidated total assets ($ in thousands) (unaudited):

	As of June 30,
	2011	2010
Total assets of reportable segments	$1,968,141	$2,036,223
Investment in IMTT	227,122	213,858
Corporate and other	(25,290)	(17,905)
Total consolidated assets	$2,169,973	$2,232,176

12. Related Party Transactions

Management Services Agreement with Macquarie Infrastructure Management (USA) Inc. (the Manager)

As of June 30, 2011, the Manager held 4,078,378 LLC interests of the Company, which were acquired concurrently with the closing of the initial public offering in December 2004 and by reinvesting base management and performance fees in the Company. In addition, the Macquarie Group held LLC interests acquired in open market purchases.

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

In accordance with the Management Agreement, the Manager is entitled to a quarterly base management fee based primarily on the Company’s market capitalization, and a performance fee, based on the performance of the Company’s stock relative to a U.S. utilities index. For the six months ended June 30, 2011 and 2010, the Manager did not earn a performance fee.

For the six months ended June 30, 2011 and 2010, the Company incurred base management fees of $7.8 million and $4.5 million, respectively. The unpaid portion of the fees at the end of each reporting period is included in due to manager-related party in the consolidated condensed balance sheets. The Manager elected to reinvest the base management fee of $3.2 million for the fourth quarter of 2010 in additional LLC interests and the Company issued 136,079 LLC interests to the Manager during the first quarter of 2011. The Manager elected to reinvest the base management fee of $3.6 million for the first quarter of 2011 in additional LLC interests and the Company issued 144,742 LLC interests to the Manager during the second quarter of 2011. The base management fee for the second quarter of 2011 will be reinvested in additional LLC interests during the third quarter of 2011.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Related Party Transactions  – (continued)

The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its base management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries and investments, income taxes, audit and legal fees, acquisitions and dispositions and its compliance with applicable laws and regulations. During the six months ended June 30, 2011 and 2010, the Manager charged the Company $139,000 and $169,000, respectively, for reimbursement of out-of-pocket expenses. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in due to manager-related party in the consolidated condensed balance sheet.

Advisory and Other Services from the Macquarie Group

The Macquarie Group, and wholly-owned subsidiaries within the Macquarie Group, including Macquarie Bank Limited, or MBL, and Macquarie Capital (USA) Inc., or MCUSA, have provided various advisory and other services and incurred expenses in connection with the Company’s equity raising activities, acquisitions and debt structuring for the Company and its businesses. Underwriting fees are recorded in members’ equity as a direct cost of equity offerings. Advisory fees and out-of-pocket expenses relating to acquisitions are expensed as incurred. Debt arranging fees are deferred and amortized over the term of the credit facility. No amounts were incurred during the six months ended June 30, 2011.

Long-Term Debt

Until March 31, 2010, the Company had a revolving credit facility provided by various financial institutions, including entities within the Macquarie Group. The facility was repaid in full during 2009 and no amounts were outstanding under the revolving credit facility at the facility’s maturity on March 31, 2010.

Derivative Instruments and Hedging Activities

The Company has derivative instruments in place to fix the interest rate on certain outstanding variable-rate term loan facilities. MBL has provided interest rate swaps for The Gas Company. At June 30, 2011, The Gas Company had $160.0 million of its term loans hedged, of which MBL was providing the interest rate swaps for a notional amount of $48.0 million. The remainder of the swaps are from an unrelated third party. During the six months ended June 30, 2011, The Gas Company made payments to MBL of $1.1 million in relation to these swaps.

Other Transactions

In September 2010, The Gas Company purchased casualty insurance coverage from insurance underwriters who pay commission to Macquarie Insurance Facility, or MIF, an indirect subsidiary of Macquarie Group Limited. The Gas Company does not make any payments directly to MIF.

During 2010, Atlantic Aviation entered into a copiers lease agreement with Macquarie Equipment Finance, or MEF, an indirect subsidiary of Macquarie Group Limited. For the six months ended June 30, 2011, Atlantic Aviation incurred $11,000 in lease expense on these copiers. As of June 30, 2011, Atlantic Aviation had prepaid the July 2011 monthly payment to MEF for $2,000, which is included in prepaid expenses in the consolidated condensed balance sheet.

On March 30, 2009, The Gas Company entered into licensing agreements with Utility Service Partners, Inc. and America’s Water Heater Rentals, LLC, both indirect subsidiaries of Macquarie Group Limited, to enable these entities to offer products and services to The Gas Company’s customer base. No payments were made under these arrangements during the six months ended June 30, 2011.

On August 29, 2008, Macquarie Global Opportunities Partners, or MGOP, a private equity fund managed by the Macquarie Group, completed the acquisition of the jet membership, retail charter and fuel management

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Related Party Transactions  – (continued)

business units previously owned by Sentient Jet Holdings, LLC. The new company is called Sentient Flight Group (referred to hereafter as “Sentient”). Sentient was an existing customer of Atlantic Aviation. For the six months ended June 30, 2011, Atlantic Aviation recorded $9.9 million in revenue from Sentient. As of June 30, 2011, Atlantic Aviation had $242,000 in receivables from Sentient, which is included in accounts receivable in the consolidated condensed balance sheets.

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

In the first six months of 2010, the Company reduced the valuation allowance against its deferred tax assets by approximately $2.6 million. This decrease was recorded as a benefit in the tax provision for the six months ended June 30, 2010.

The Company and its subsidiaries file separate and combined state income tax returns. In January 2011, Illinois enacted the Taxpayer Accountability and Budget Stabilization Act. The legislation increases the corporate income tax rate to 7.0% from 4.8% for taxable years beginning on or after January 1, 2011 and prior to January 1, 2015; 5.25% for taxable years beginning on or after January 1, 2015 and prior to January 1, 2025; and 4.8% for taxable years beginning on or after January 1, 2025. The income tax expense for the six months ended June 30, 2011 includes a deferred income tax expense of approximately $147,000 to reflect the effects of the rate increase.

Uncertain Tax Positions

At December 31, 2010, the Company and its subsidiaries had a reserve of approximately $368,000 for benefits taken during 2010 and prior tax periods attributable to tax positions for which the probability of recognition is considered to be less than more likely than not. During the quarter ended June 30, 2011, the Company recorded an increase of $134,000 in the reserve and does not expect a material change in the reserve during the six months ended December 31, 2011.

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

Arbitration Proceeding Between MIC and Co-investor in IMTT

MIC has been unable to resolve the previously-disclosed dispute with the co-owner of IMTT regarding distributions, despite efforts to do so in accordance with the Shareholders’ Agreement. Accordingly, on April 18, 2011, MIC initiated formal arbitration proceedings with the Voting Trust of IMTT Holdings Inc. (“Voting Trust”) and IMTT Holdings Inc. under the auspices of the American Arbitration Association, as provided under the Shareholders’ Agreement. MIC believes the Voting Trust’s defenses and claims in the arbitration are wholly without merit. MIC expects this process to be completed in the first quarter of 2012.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

14. Legal Proceedings and Contingencies  – (continued)

IMTT is named as a respondent because under the Shareholders’ Agreement it is responsible for any monetary damages resulting from a breach of the Shareholders’ Agreement by the Voting Trust. MIC is seeking payment of distributions due for the quarters ended December 31, 2010, March 31, 2011, June 30, 2011, an order covering future periods and other non-monetary relief that is designed to minimize the risk of future disputes. MIC has become concerned that, until the issues in the arbitration have been finally resolved, IMTT’s senior management (which includes members and beneficiaries of the Voting Trust) may make operational decisions that are influenced by the context of the arbitration. MIC expects that this will be resolved through the arbitration.

Except noted above, there are no material legal proceedings other than as disclosed in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on February 23, 2011.

15. Dividends

On May 2, 2011, the board of directors declared a dividend of $0.20 per share for the quarter ended March 31, 2011, which was paid on May 18, 2011 to holders of record on May 11, 2011. On August 1, 2011, the board of directors declared a dividend of $0.20 per share for the quarter ended June 30, 2011, which will be paid on August 18, 2011 to holders of record on August 15, 2011.

The Company believes that dividends paid in 2011 are likely to be characterized in part as a dividend and in part as a return of capital for tax purposes. Shareholders would include in their taxable income that portion which is characterized as a dividend. The Company anticipates that any portion that is characterized as a dividend for U.S. federal income tax purposes will be eligible for treatment as qualified dividend income, subject to the shareholder having met the holding period requirements as defined by the Internal Revenue Service. Any portion that is characterized as a return of capital for tax purposes would not be includable in the shareholder’s taxable income but would reduce the shareholder’s basis in the shares on which the dividend was paid.

16. Subsequent Event

On July 13, 2011, Atlantic Aviation entered into an asset purchase agreement for FBOs at the Portland International and Eugene airports in Oregon. This acquisition will expand the business’ network into the Pacific Northwest and follows the successful sale of smaller FBOs during the quarter and six months ended June 30, 2011. The transaction reflects reinvestment of proceeds from these sales. Subject to the satisfaction of the conditions precedent in the purchase agreement, including consent of the relevant airport authorities, Atlantic Aviation expects to close the transaction in August.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Except as described below, there are no material legal proceedings, other than as previously disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on February 23, 2011.

MIC has been unable to resolve the previously-disclosed dispute with the co-owner of IMTT regarding distributions, despite efforts to do so in accordance with the Shareholders’ Agreement. Accordingly, on April 18, 2011, MIC initiated formal arbitration proceedings with the Voting Trust of IMTT Holdings Inc. (“Voting Trust”) and IMTT Holdings Inc. under the auspices of the American Arbitration Association, as provided under the Shareholders’ Agreement. MIC believes the Voting Trust’s defenses and claims in the arbitration are wholly without merit. MIC expects this process to be completed in the first quarter of 2012.

IMTT is named as a respondent because under the Shareholders’ Agreement it is responsible for any monetary damages resulting from a breach of the Shareholders’ Agreement by the Voting Trust. MIC is seeking payment of distributions due for the quarters ended December 31, 2010, March 31, 2011, June 30, 2011, an order covering future periods and other non-monetary relief that is designed to minimize the risk of future disputes. MIC has become concerned that, until the issues in the arbitration have been finally resolved, IMTT’s senior management (which includes members and beneficiaries of the Voting Trust) may make operational decisions that are influenced by the context of the arbitration. MIC expects that this will be resolved through the arbitration.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on February 23, 2011, except that the information in the risk factor entitled “Risks Related to IMTT — We share ownership and voting control of IMTT with a third party. Our ability to exercise significant influence over the business or level of distributions from IMTT is limited, and we may be negatively impacted by disagreements with our co-investor regarding IMTT's business and operations” has been updated by the disclosure under Item 1 —  Legal Proceedings in this report, which is incorporated herein by reference.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC
Dated: August 3, 2011	By: /s/ James Hooke Name: James Hooke Title: Chief Executive Officer
Dated: August 3, 2011	By: /s/ Todd Weintraub Name: Todd Weintraub Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Third Amended and Restated Operating Agreement of Macquarie Infrastructure Company LLC (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2007)
3.2	Amended and Restated Certificate of Formation of Macquarie Infrastructure Assets LLC (incorporated by reference to Exhibit 3.8 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-116244)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
101.0***	The following materials from the Quarterly Report on Form 10-Q of Macquarie Infrastructure Company LLC for the quarter ended June 30, 2011, filed on August 3, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010, (ii) the Consolidated Condensed Statement of Operations for the Quarters and Six Months Ended June 30, 2011 and 2010 (Unaudited), (iii) the Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 (Unaudited) and (iv) the Notes to Consolidated Condensed Financial Statements (Unaudited).

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

E-1