Form 10-Q
period 2011-09-30
Macquarie Infrastructure CO LLC
filed 2011-11-02
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

There were 46,207,881 limited liability company interests without par value outstanding at November 1, 2011.

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

PART I

FINANCIAL INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Macquarie Infrastructure Company LLC should be read in conjunction with the consolidated condensed financial statements and the notes to those statements included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify such forward-looking statements. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Unless required by law, we can undertake no obligation to update forward-looking statements. Readers should also carefully review the risk factors set forth in other reports and documents filed from time to time with the SEC.

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

Dividends

Since January 1, 2011, MIC have made or declared the following dividends:

Declared	Period Covered	$ per LLC Interests	Record Date	Payable Date
October 31, 2011	Third quarter 2011	$0.20	November 14, 2011	November 17, 2011
August 1, 2011	Second quarter 2011	$0.20	August 15, 2011	August 18, 2011
May 2, 2011	First quarter 2011	$0.20	May 11, 2011	May 18, 2011

The precise timing and amount of any future dividend will be based on the continued stable performance of the Company’s businesses and the economic conditions prevailing at the time of any authorization.

Tax Treatment of Dividends

We believe that dividends paid in 2011 are likely to be characterized in part as a dividend and in part as a return of capital for tax purposes. Shareholders would include in their taxable income that portion which is characterized as a dividend. We anticipate that any portion that is characterized as a dividend for U.S. federal income tax purposes will be eligible for treatment as qualified dividend income, subject to the shareholder having met the holding period requirements as defined by the Internal Revenue Code. Any portion that is characterized as a return of capital for tax purposes would generally not be includable in the shareholder’s taxable income but would reduce the shareholder’s basis in the shares on which the dividend was paid. Holders of MIC LLC interests are encouraged to seek their own tax advice with regards to their investment in MIC.

Arbitration Proceeding Between MIC and Co-investor in IMTT

MIC has been unable to resolve the previously-disclosed dispute with the co-owner of IMTT regarding distributions, despite efforts to do so in accordance with the Shareholders’ Agreement. Accordingly, on April 18, 2011, MIC initiated formal arbitration proceedings with the Voting Trust of IMTT Holdings Inc. (“Voting Trust”) and IMTT Holdings Inc. under the auspices of the American Arbitration Association, as provided under the Shareholders’ Agreement. MIC believes the Voting Trust’s defenses and claims in the arbitration are without merit. We expect this process to be completed in the first quarter of 2012.

IMTT is named as a respondent because under the Shareholders’ Agreement it is responsible for any monetary damages resulting from a breach of the Shareholders’ Agreement by the Voting Trust. MIC is seeking payment of distributions due for the quarters ended December 31, 2010, March 31, 2011, June 30, 2011, an order covering future periods and other non-monetary relief that is designed to minimize the risk of future disputes. MIC remains concerned that, until the issues in the arbitration have been finally resolved, IMTT’s senior management (which includes members and beneficiaries of the Voting Trust) may make operational decisions that are influenced by the context of the arbitration. We expect that this will be resolved through the arbitration.

Contingent upon the favorable outcome of the arbitration, and the continued stable performance of our businesses, and subject to prevailing economic conditions, our board of directors expect to increase our quarterly dividend by approximately $0.70 per share per year.

Continuing Operations

Our energy-related businesses were largely resistant to the recent economic downturn, due primarily to the contracted or utility-like nature of their revenues combined with the essential services they provide and the contractual or regulatory ability to pass through most cost increases to customers. We believe these businesses are generally able to generate consistent cash flows throughout the business cycle.

Improvement in general aviation activity levels have resulted in improvement in the operating performance of Atlantic Aviation. We will continue to apply excess cash flow generated by Atlantic Aviation to the reduction of that business’ term loan principal in accordance with the terms of its debt facility. Those repayments are expected to enhance the terms on which we may be able to refinance this debt when it matures in 2014.

FBO Transactions at Atlantic Aviation

During the quarter ended June 30, 2011, Atlantic Aviation concluded that several of its sites did not have sufficient scale or serve a market with sufficiently strong growth prospects to warrant continued operations at these sites. Atlantic Aviation has sold certain FBOs and has reinvested the proceeds to acquire two FBOs in Oregon during the third quarter of 2011. Accordingly, Atlantic Aviation recorded a $949,000 non-cash loss on disposal of assets during the nine months ended September 30, 2011.

Proceeds from the above mentioned sales were redeployed into the acquisition of two FBOs. On August 31, 2011, Atlantic Aviation concluded a purchase of the assets of Portland International and Eugene airports in Oregon for $23.1 million. This acquisition will expand the business’ network into the Pacific Northwest. See Note 4, “Acquisitions”, in our consolidated condensed financial statements in Part I of this Form 10-Q for financial information and further discussions.

Income Taxes

We file a consolidated federal income tax return that includes the taxable income of The Gas Company and Atlantic Aviation. IMTT and District Energy file separate federal income tax returns. To the extent we receive distributions from IMTT and District Energy, such distributions may be characterized as non-taxable returns of capital and reduce our tax basis in these companies, or as a taxable dividend. We will include in our taxable income the taxable portion of any distributions from IMTT and District Energy characterized as a dividend. Those dividends are eligible for the 80% dividends received deduction.

As a result of having federal net operating loss, or NOL, carryforwards, we do not expect to have a consolidated regular federal income tax liability or make regular federal tax payments at least through the 2013 tax year. However, we expect to pay an Alternative Minimum Tax of less than $500,000 for 2011. The cash state and local taxes paid by our individual businesses are discussed in the sections entitled “Income Taxes” for each of our individual businesses.

The individual businesses included in our consolidated federal income tax return pay federal income taxes to MIC in an amount approximately equivalent to the federal income taxes each would have paid on a standalone basis if they were not part of the MIC consolidated federal income tax return.

Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010

In December 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (the “Act”) was signed. The Act provides for 100% tax depreciation for certain fixed assets placed in service after September 8, 2010 and before January 1, 2012, and 50% tax depreciation for certain fixed assets placed in service during 2012 for federal income tax purposes. Generally, states only allow this tax depreciation deduction in determining state taxable income. Importantly, Illinois and Louisiana, two states in which we have significant operations, do permit the use of federal tax depreciation deductions in calculating state taxable income. The Company will take into consideration the benefits of these accelerated depreciation provisions of the Act when evaluating our capital expenditure plans for the remainder of 2011 and 2012.

Taxpayer Accountability and Budget Stabilization Act

In January 2011, Illinois enacted the Taxpayer Accountability and Budget Stabilization Act. The legislation increases the corporate income tax rate to 7.0% from 4.8% for taxable years beginning on or after January 1, 2011 and prior to January 1, 2015; 5.25% for taxable years beginning on or after January 1, 2015 and prior to January 1, 2025; and 4.8% for taxable years beginning on or after January 1, 2025. The legislation also provides that no NOL carryforwards deduction will be allowed for any taxable year ending after December 31, 2010 and prior to December 31, 2014. For purposes of determining the taxable years to which a net loss may be carried, no taxable year for which a deduction is disallowed under this provision will be counted. As discussed below in District Energy’s Results of Operations, the income tax expense for the nine months ended September 30, 2011 reflects a change in the deferred tax liability of this business consistent with the change in Illinois law.

Discontinued Operations

On June 2, 2010, we concluded the sale in bankruptcy of an airport parking business (“Parking Company of America Airports” or “PCAA”), resulting in a pre-tax gain of $130.3 million, of which $76.5 million related to the forgiveness of debt and the elimination of $201.0 million of current debt from liabilities from our consolidated condensed balance sheet. The results of operations from this business and the gain from the bankruptcy sale are separately reported as discontinued operations in the Company’s consolidated condensed financial statements. This business is no longer a reportable segment. As a part of the bankruptcy sale process, substantially all of the cash proceeds were used to pay the creditors of this business and were not paid to us. See Note 5, “Discontinued Operations”, in our consolidated condensed financial statements in Part I of this Form 10-Q for financial information and further discussions.

Results of Operations

Consolidated

Key Factors Affecting Operating Results:

•	consistent performance of our energy-related businesses reflecting:
•	an increase in average storage rates at IMTT; and
•	an increase in contribution margin at The Gas Company; partially offset by
•	a decrease in revenue and gross profit from IMTT related to spill response activity in 2010; and
•	higher terminalling costs at IMTT.

Results of Operations: Consolidated – (continued)

•	improved contribution from Atlantic Aviation reflecting:
•	higher general aviation volume of fuel sold; and
•	lower cash interest expense.

Our consolidated results of operations are as follows:

	Quarter Ended September 30,		Change Favorable/(Unfavorable)		Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2011	2010	$	%	2011	2010	$	%
	($ In Thousands) (Unaudited)
Revenue
Revenue from product sales	$159,834	$129,217	30,617	23.7	$474,480	$374,412	100,068	26.7
Revenue from product sales – utility	35,088	28,232	6,856	24.3	105,782	83,517	22,265	26.7
Service revenue	55,420	54,598	822	1.5	154,590	157,598	(3,008)	(1.9)
Financing and equipment lease income	1,236	1,251	(15)	(1.2)	3,784	3,767	17	0.5
Total revenue	251,578	213,298	38,280	17.9	738,636	619,294	119,342	19.3
Costs and expenses
Cost of product sales	107,475	78,843	(28,632)	(36.3)	326,026	235,784	(90,242)	(38.3)
Cost of product sales – utility	29,205	22,467	(6,738)	(30.0)	86,842	66,931	(19,911)	(29.7)
Cost of services	15,860	16,625	765	4.6	40,704	41,088	384	0.9
Gross profit	99,038	95,363	3,675	3.9	285,064	275,491	9,573	3.5
Selling, general and administrative	50,706	50,486	(220)	(0.4)	150,685	150,742	57	—
Fees to manager – related party	3,465	2,380	(1,085)	(45.6)	11,253	6,837	(4,416)	(64.6)
Depreciation	10,072	6,973	(3,099)	(44.4)	25,905	21,897	(4,008)	(18.3)
Amortization of intangibles	8,637	8,743	106	1.2	33,400	26,154	(7,246)	(27.7)
Loss on disposal of assets	518	—	(518)	NM	1,743	—	(1,743)	NM
Total operating expenses	73,398	68,582	(4,816)	(7.0)	222,986	205,630	(17,356)	(8.4)
Operating income	25,640	26,781	(1,141)	(4.3)	62,078	69,861	(7,783)	(11.1)
Other income (expense)
Interest income	3	2	1	50.0	104	22	82	NM
Interest expense(1)	(14,638)	(24,844)	10,206	41.1	(48,973)	(98,505)	49,532	50.3
Equity in earnings and amortization charges of investees	2,436	7,804	(5,368)	(68.8)	14,068	19,171	(5,103)	(26.6)
Other income, net	1,200	1,269	(69)	(5.4)	805	821	(16)	(1.9)
Net income (loss) from continuing operations before income taxes	14,641	11,012	3,629	33.0	28,082	(8,630)	36,712	NM
(Provision) benefit for income taxes	(5,137)	(2,036)	(3,101)	(152.3)	(11,635)	12,541	(24,176)	(192.8)
Net income from continuing operations	$9,504	$8,976	528	5.9	$16,447	$3,911	12,536	NM
Net income from discontinued operations, net of taxes	—	—	—	—	—	81,199	(81,199)	(100.0)
Net income	$9,504	$8,976	528	5.9	$16,447	$85,110	(68,663)	(80.7)
Less: net income (loss) attributable to noncontrolling interests	3,128	34	(3,094)	NM	1,396	(1,317)	(2,713)	NM
Net income attributable to MIC LLC	$6,376	$8,942	(2,566)	(28.7)	$15,051	$86,427	(71,376)	(82.6)

NM — Not meaningful

(1)	Interest expense includes non-cash gains on derivative instruments of $4.6 million and $9.6 million for the quarter and nine months ended September 30, 2011, respectively. For the quarter and nine months ended September 30, 2010, interest expense includes non-cash losses on derivative instruments of $3.8 million and $35.5 million, respectively.

Results of Operations: Consolidated – (continued)

Gross Profit

Consolidated gross profit increased reflecting improved results for Atlantic Aviation for the quarter ended September 30, 2011, and The Gas Company for the quarter and nine months ended September 30, 2011, partially offset by a decrease in non-fuel gross profit at Atlantic Aviation for the nine months ended September 30, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased at The Gas Company, predominantly during the third quarter of 2011. This increase was partially offset by a decrease in costs at Corporate.

Fees to Manager

Base management fees to our Manager increased in line with our increased market capitalization. Our Manager elected to reinvest its base management fees for the first nine months ended September 30, 2011 and for the quarter ended March 31, 2010 in additional LLC interests as follows:

Period	Base Management Fees Amount ($ in Thousands)	LLC Interests Issued		Issue Date
2011 Activities:
Third quarter 2011	$3,465		(1)		(1)
Second quarter 2011	4,156	179,623		August 31, 2011
First quarter 2011	3,632	144,742		June 6, 2011
2010 Activities:
First quarter 2010	$2,189	155,375		June 11, 2010

(1)	LLC interests for the third quarter 2011 base management fees will be issued to our Manager during the fourth quarter of 2011.

The base management fees in the amount of $2.3 million and $2.4 million for the second and third quarters of 2010, respectively, were paid in cash to our Manager during the third and fourth quarter of 2010, respectively.

Depreciation

The increase in depreciation primarily reflects the non-cash asset impairment charges of $1.4 million recorded at Atlantic Aviation during the quarter ended June 30, 2011. The impairment charges resulted from adverse trading conditions specific to three small locations.

During the quarter ended September 30, 2011, Atlantic Aviation consolidated two FBOs it operated at one airport. Atlantic Aviation has vacated a portion of its leased premises and recorded non-cash write-offs of $2.9 million primarily associated with leasehold improvements.

Amortization of Intangibles

The increase in amortization of intangible expense reflects the non-cash impairment charges of $7.3 million recorded at Atlantic Aviation during the quarter ended June 30, 2011. The impairment charges resulted from adverse trading conditions specific to three small locations.

Loss on disposal of assets

During the quarter ended June 30, 2011, Atlantic Aviation concluded that several of its sites did not have sufficient scale or serve a market with sufficiently strong growth prospects to warrant continued operations at these sites. Atlantic Aviation has sold certain FBOs and has reinvested the proceeds to acquire two FBOs in Oregon during the third quarter of 2011. Accordingly, Atlantic Aviation recorded a $949,000 non-cash loss on disposal of assets during the nine months ended September 30, 2011.

Results of Operations: Consolidated – (continued)

Interest Expense and Gains (Losses) on Derivative Instruments

Interest expense includes non-cash gains on derivative instruments of $4.6 million and $9.6 million for the quarter and nine months ended September 30, 2011, respectively, and non-cash losses on derivative instruments of $3.8 million and $35.5 million for the quarter and nine months ended September 30, 2010, respectively. The change in the non-cash gains (losses) on derivatives recorded in interest expense is attributable to the change in fair value of interest rate swaps and includes the reclassification of amounts from accumulated other comprehensive loss into earnings. Excluding the portion related to non-cash gains (losses) on derivatives, interest expense decreased due primarily to lower principal balance at Atlantic Aviation, partially offset by the expiration of an interest rate basis swap agreements in March 2010 at each of the consolidated operating businesses.

Equity in Earnings and Amortization Charges of Investees

The decrease in equity in the earnings of IMTT primarily reflects our share of the decrease in operating results of the business due to lower level of spill response activity and related gross profit, as a result of the BP oil spill in 2010, and our share of the net non-cash derivative losses for the quarter and nine months ended September 30, 2011.

Income Taxes

For 2011, we expect that any consolidated taxable income will be fully offset by our NOL carryforwards. For 2011, we expect to pay a federal Alternative Minimum Tax of less than $500,000.

As we own less than 80% of IMTT and District Energy, these businesses are not included in our consolidated federal tax return. These businesses file separate consolidated income tax returns. We expect that any dividends from IMTT and District Energy in 2011 will be treated as taxable dividends and qualify for the 80% Dividends Received Deduction (DRD).

As of September 30, 2011, our full year projected combined federal and state income taxes for 2011 will be approximately 41.43% of net income before taxes. Accordingly, our provision for income taxes for the nine months ended September 30, 2011 is approximately $11.6 million, of which $2.3 million is for state and local income taxes. The difference between our effective tax rate and the U.S. federal statutory rate of 35% is attributable to state and local income taxes, adjustments for our less than 80% owned businesses and a non-deductible write-off of goodwill from the sale of FBOs in the quarter ended June 30, 2011. See Note 7, “Intangible Assets”, in our consolidated condensed financial statements in Part I of this Form 10-Q for further discussions.

Valuation allowance:

As discussed in Note 17, “Income Taxes” in our consolidated financial statements, in Part II, Item 8 of our Form 10-K for 2010, from the date of sale of the noncontrolling interest in District Energy and onwards, we evaluate the need for a valuation allowance against our deferred tax assets without taking into consideration the deferred tax liabilities of District Energy. As of December 31, 2010, our valuation allowance was approximately $9.2 million. In calculating our consolidated income tax provision for the nine months ended September 30, 2011, we did not provide for an increase in the valuation allowance.

During the nine months ended September 30, 2010, we reduced the valuation allowance by approximately $2.6 million. This decrease was recorded as part of the benefit for income taxes included in continuing operations on the consolidated condensed statements of operations.

Discontinued Operations

On June 2, 2010, we concluded the sale in bankruptcy of PCAA, resulting in a pre-tax gain of $130.3 million, of which $76.5 million related to the forgiveness of debt. The results of operations from this business and the gain from the bankruptcy sale are separately reported as discontinued operations in our consolidated condensed financial statements. See Note 5, “Discontinued Operations”, in our consolidated condensed financial statements in Part I of this Form 10-Q for financial information and further discussions.

Results of Operations: Consolidated – (continued)

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow

In accordance with GAAP, we have disclosed EBITDA excluding non-cash items for our Company and each of our operating segments in Note 12, “Reportable Segments” in our consolidated condensed financial statements, as a key performance metric relied on by management in evaluating our performance. EBITDA excluding non-cash items is defined as earnings before interest, taxes, depreciation and amortization and noncash items, which includes impairments, derivative gains and losses and adjustments for other non-cash items reflected in the statements of operations. We believe EBITDA excluding non-cash items provides additional insight into the performance of our operating businesses relative to each other and similar businesses without regard to their capital structure, and their ability to service or reduce debt, fund capital expenditures and/or support distributions to the holding company.

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

Results of Operations: Consolidated – (continued)

A reconciliation of net income attributable to MIC LLC from continuing operations to EBITDA excluding non-cash items and EBITDA excluding non-cash items to Free Cash Flow from continuing operations, on a consolidated basis, is provided below:

	Quarter Ended September 30,		Change Favorable/(Unfavorable)		Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2011	2010	$	%	2011	2010	$	%
	($ In Thousands) (Unaudited)
Net income attributable to MIC LLC from continuing operations(1)	$6,376	$8,942			$15,051	$5,364
Interest expense, net(2)	14,635	24,842			48,869	98,483
Provision (benefit) for income taxes	5,137	2,036			11,635	(12,541)
Depreciation(3)	10,072	6,973			25,905	21,897
Depreciation – cost of services(3)	1,664	1,639			4,969	4,910
Amortization of intangibles(4)	8,637	8,743			33,400	26,154
(Gain) loss on disposal of assets	(204)	—			949	—
Equity in (earnings) losses and amortization charges of investees(5)	(2,436)	2,196			(14,068)	(4,171)
Base management fees settled/to be settled in LLC interests	3,465	—			11,253	2,189
Other non-cash expense, net	4,286	902			3,973	1,672
EBITDA excluding non-cash items from continuing operations	$51,632	$56,273	(4,641)	(8.2)	$141,936	$143,957	(2,021)	(1.4)
EBITDA excluding non-cash items from continuing operations	$51,632	$56,273			$141,936	$143,957
Interest expense, net(2)	(14,635)	(24,842)			(48,869)	(98,483)
Interest rate swap breakage fees(2)	(515)	(1,484)			(2,247)	(4,689)
Non-cash derivative (gains) losses recorded in interest expense(2)	(4,093)	5,307			(7,326)	40,186
Amortization of debt financing costs(2)	1,014	1,043			3,074	3,299
Equipment lease receivables, net	778	751			2,271	2,202
Provision/benefit for income taxes, net of changes in deferred taxes	(1,827)	325			(2,955)	(1,144)
Changes in working capital	(6,476)	963			(18,719)	(5,346)
Cash provided by operating activities	25,878	38,336			67,165	79,982
Changes in working capital	6,476	(963)			18,719	5,346
Maintenance capital expenditures	(5,197)	(3,053)			(12,271)	(6,802)
Free cash flow from continuing operations	$27,157	$34,320	(7,163)	(20.9)	$73,613	$78,526	(4,913)	(6.3)

(1)	Net income attributable to MIC LLC from continuing operations excludes net income attributable to noncontrolling interests of $3.1 million and $1.4 million for the quarter and nine months ended September 30, 2011, respectively, and net income attributable to noncontrolling interests of $34,000 and net loss attributable to noncontrolling interests of $1.453 million for the quarter and nine months ended September 30, 2010, respectively.
(2)	Interest expense, net, includes non-cash gains (losses) on derivative instruments, non-cash amortization of deferred financing fees and interest rate swap breakage fees.
(3)	Depreciation – cost of services includes depreciation expense for District Energy, which is reported in cost of services in our consolidated condensed statements of operations. Depreciation and Depreciation – cost of services does not include acquisition-related step-up depreciation expense of $2.0 million and $5.5 million for the quarter and nine months ended September 30, 2011, respectively, and $1.7 million and $5.2 million for the quarter and nine months ended September 30, 2010, respectively, in connection with our investment in IMTT, which is reported in equity in earnings and amortization charges of investees in our consolidated condensed statements of operations.

Results of Operations: Consolidated – (continued)

(4)	Amortization of intangibles does not include acquisition-related step-up amortization expense of $85,000 and $520,000 for the quarter and nine months ended September 30, 2011, respectively, and $283,000 and $850,000 for the quarter and nine months ended September 30, 2010, respectively, in connection with our investment in IMTT, which is reported in equity in earnings and amortization charges of investees in our consolidated condensed statements of operations.
(5)	Equity in earnings and amortization charges of investees in the above table includes our 50% share of IMTT’s earnings, offset by distributions we received only up to our share of the earnings recorded.

Energy-Related Businesses

IMTT

We account for our 50% interest in IMTT under the equity method. To enable meaningful analysis of IMTT’s performance across periods, IMTT’s overall performance is discussed below, rather than IMTT’s contribution to our consolidated results.

Key Factors Affecting Operating Results:

•	terminal revenue and terminal gross profit increased principally due to an increase in average tank rental rates; partially offset by
•	increased terminal repairs and maintenance costs;
•	increased terminal labor costs, predominantly in the second quarter of 2011; and
•	a decrease in environmental response service revenue and gross profit, principally due to a lower level of spill response activity.

Energy-Related Business: IMTT – (continued)

	Quarter Ended September 30,		Change Favorable/(Unfavorable)		Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2011	2010			2011	2010
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Revenue
Terminal revenue	102,794	91,825	10,969	11.9	310,245	278,122	32,123	11.5
Environmental response revenue	11,775	90,377	(78,602)	(87.0)	22,105	169,353	(147,248)	(86.9)
Total revenue	114,569	182,202	(67,633)	(37.1)	332,350	447,475	(115,125)	(25.7)
Costs and expenses
Terminal operating costs	46,289	42,300	(3,989)	(9.4)	140,459	124,846	(15,613)	(12.5)
Environmental response operating costs	7,288	58,728	51,440	87.6	16,031	108,199	92,168	85.2
Total operating costs	53,577	101,028	47,451	47.0	156,490	233,045	76,555	32.8
Terminal gross profit	56,505	49,525	6,980	14.1	169,786	153,276	16,510	10.8
Environmental response gross profit	4,487	31,649	(27,162)	(85.8)	6,074	61,154	(55,080)	(90.1)
Gross profit	60,992	81,174	(20,182)	(24.9)	175,860	214,430	(38,570)	(18.0)
General and administrative expenses	7,995	10,839	2,844	26.2	23,575	29,802	6,227	20.9
Depreciation and amortization	16,052	16,602	550	3.3	48,087	46,136	(1,951)	(4.2)
Operating income	36,945	53,733	(16,788)	(31.2)	104,198	138,492	(34,294)	(24.8)
Interest expense, net(1)	(24,319)	(20,586)	(3,733)	(18.1)	(45,313)	(58,485)	13,172	22.5
Other income	94	220	(126)	(57.3)	1,214	1,581	(367)	(23.2)
Provision for income taxes	(5,537)	(15,546)	10,009	64.4	(24,984)	(35,902)	10,918	30.4
Noncontrolling interest	94	153	(59)	(38.6)	185	(247)	432	174.9
Net income	7,277	17,974	(10,697)	(59.5)	35,300	45,439	(10,139)	(22.3)
Reconciliation of net income to EBITDA excluding non-cash items:
Net income	7,277	17,974			35,300	45,439
Interest expense, net(1)	24,319	20,586			45,313	58,485
Provision for income taxes	5,537	15,546			24,984	35,902
Depreciation and amortization	16,052	16,602			48,087	46,136
Other non-cash income	(102)	(518)			(156)	(273)
EBITDA excluding non-cash items	53,083	70,190	(17,107)	(24.4)	153,528	185,689	(32,161)	(17.3)
EBITDA excluding non-cash items	53,083	70,190			153,528	185,689
Interest expense, net(1)	(24,319)	(20,586)			(45,313)	(58,485)
Non-cash derivative losses recorded in interest expense(1)	15,345	11,041			18,653	33,094
Amortization of debt financing costs(1)	808	618			2,426	1,328
Provision for income taxes, net of changes in deferred taxes	(6,181)	(6,580)			(13,765)	(10,812)
Changes in working capital	(17,621)	7,761			(30,468)	(19,693)
Cash provided by operating activities	21,115	62,444			85,061	131,121
Changes in working capital	17,621	(7,761)			30,468	19,693
Maintenance capital expenditures	(14,539)	(10,138)			(36,058)	(29,169)
Free cash flow	24,197	44,545	(20,348)	(45.7)	79,471	121,645	(42,174)	(34.7)

(1)	Interest expense, net, includes non-cash losses on derivative instruments and non-cash amortization of deferred financing fees.

Energy-Related Business: IMTT – (continued)

Revenue and Gross Profit

The increase in terminal revenue primarily reflects growth in storage revenue. Storage revenue grew due to an increase in average rental rates of 13.6% and 13.4% during the quarter and nine months ended September 30, 2011 as compared with the first nine months of 2010. IMTT management now expects full year average rental rates to increase by approximately 13.0%.

Capacity utilization was 94.1% and 94.0% for the quarter and nine months ended September 30, 2011, respectively, compared with 93.0% and 94.6% for the quarter and nine months ended September 30, 2010, respectively. IMTT management expects utilization rates to remain at approximately 94.0% for the remainder of 2011.

Terminal operating costs increased during the quarter and nine months ended September 30, 2011. IMTT management has explained that the causes of the year to date cost growth include: one-time factors beyond their control, such as medical costs and storm related damages; certain costs pulled forward into the second and third quarters of 2011; increased tank repair and cleaning costs; and increased labor costs.

Tank repair and cleaning costs were the largest cost increases to date. Approximately one quarter of the increase in tank repair costs relates to the repair of a construction defect in tanks recently constructed at Bayonne, with the balance relating to repairs arising as a result of IMTT’s various tank inspection programs.

Revenue and gross profit from environmental response services decreased during the quarter and nine months ended September 30, 2011 compared with 2010 due primarily to a lower level of spill response activity as a result of the BP oil spill in 2010.

General and Administrative Expenses

General and administrative expenses for the quarter and nine months ended September 30, 2011 decreased due primarily to the current absence of the costs of the spill response activity associated with the BP oil spill that occurred in the second and third quarters of 2010.

Depreciation and Amortization

Depreciation and amortization expense increased as IMTT completed several major expansion projects, resulting in higher asset balances.

Interest Expense, Net

Interest expense, net, includes non-cash losses on derivative instruments of $15.3 million and $18.7 million for the quarter and nine months ended September 30, 2011, respectively. For the quarter and nine months ended September 30, 2010, interest expense, net, includes non-cash losses on derivative instruments of $11.0 million and $33.1 million, respectively.

Excluding the non-cash losses on derivative instruments, interest expense for the nine months ended September 30, 2011 was higher due to increased rates on the amended revolving credit facility and letter of credit fees associated with the tax-exempt debt. For the quarter ended September 30, 2011, interest expense excluding non-cash losses on derivative instruments was lower due to lower drawn amounts on the amended revolving credit facility. Cash interest paid was $8.7 million and $25.5 million for the quarter and nine months ended September 30, 2011, respectively, and $9.1 million and $25.0 million for the quarter and nine months ended September 30, 2010, respectively.

Income Taxes

For the nine months ended September 30, 2011, IMTT recorded $8.7 million of current federal income tax expense and $5.0 million of current state income tax expense. IMTT management has advised it expects IMTT to pay cash federal taxes of $5.0 million to $10.0 million and pay cash state taxes of $5.0 million for the year ended December 31, 2011. Most of IMTT’s capital projects completed in 2011 are subject to favorable federal tax depreciation.

Energy-Related Business: IMTT – (continued)

The wide range of federal cash taxes IMTT expects to pay in 2011 is due to IMTT management's difficulty in determining at this time whether projects which are currently in process will be placed in service by December 31, 2011 with a sufficient degree of certainty. Projected 2011 cash taxes are based on the estimated timing at which capital expenditure projects are placed into service. Given the 100% tax depreciation that will apply to some of these projects, it is more difficult this year to estimate the full year cash tax payment than in other years.

For the year ended December 31, 2010, IMTT recorded $5.5 million of current federal income tax expense and $7.0 million of current state income tax expense. At December 31, 2009, IMTT had federal NOLs of $50.5 million, of which $5.8 million was carriedback to and used in 2008 and $44.7 million was carriedforward and fully utilized in 2010.

A significant difference between IMTT’s book and federal taxable income relates to depreciation of terminalling fixed assets. For book purposes, these fixed assets are depreciated primarily over 15 to 30 years using the straight-line method of depreciation. For federal income tax purposes, these fixed assets are depreciated primarily over 5 to 15 years using accelerated methods. Most terminalling fixed assets placed in service in 2010 and 2011 qualify for the federal 50% or 100% tax depreciation, except assets placed in service in Louisiana financed with GO Zone Bonds. A significant portion of Louisiana terminalling fixed assets constructed since Hurricane Katrina are or will be financed with Gulf Opportunity Zone Bonds (“GO Zone Bonds”). GO Zone Bond financed assets are depreciated, for tax purposes, primarily over 9 to 20 years using the straight-line depreciation method. Most of the states in which the business operates do not allow the use of the federal tax depreciation calculation methods.

The Gas Company

Key Factors Affecting Operating Results:

•	an increase in non-utility contribution margin driven by effective margin management and increase in the volume of gas sold, partially offset by increased gas and transportation costs; and
•	higher utility contribution margin driven by increase in the volume of gas sold, partially offset by transportation costs.

Energy-Related Business: The Gas Company – (continued)

	Quarter Ended September 30,		Change Favorable/(Unfavorable)		Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2011	2010			2011	2010
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Contribution margin
Revenue – utility	35,088	28,232	6,856	24.3	105,782	83,517	22,265	26.7
Cost of revenue – utility	25,547	18,904	(6,643)	(35.1)	76,758	56,178	(20,580)	(36.6)
Contribution margin – utility	9,541	9,328	213	2.3	29,024	27,339	1,685	6.2
Revenue – non-utility	28,056	23,214	4,842	20.9	82,342	72,760	9,582	13.2
Cost of revenue – non-utility	15,041	11,179	(3,862)	(34.5)	45,413	37,024	(8,389)	(22.7)
Contribution margin – non-utility	13,015	12,035	980	8.1	36,929	35,736	1,193	3.3
Total contribution margin	22,556	21,363	1,193	5.6	65,953	63,075	2,878	4.6
Production	1,867	1,718	(149)	(8.7)	5,321	5,126	(195)	(3.8)
Transmission and distribution	5,009	4,919	(90)	(1.8)	14,428	15,050	622	4.1
Gross profit	15,680	14,726	954	6.5	46,204	42,899	3,305	7.7
Selling, general and administrative expenses	4,414	4,259	(155)	(3.6)	12,672	12,557	(115)	(0.9)
Depreciation and amortization	1,843	1,492	(351)	(23.5)	5,418	4,926	(492)	(10.0)
Operating income	9,423	8,975	448	5.0	28,114	25,416	2,698	10.6
Interest expense, net(1)	(2,415)	(5,047)	2,632	52.1	(7,912)	(15,780)	7,868	49.9
Other income (expense)	70	1	69	NM	(209)	(10)	(199)	NM
Provision for income taxes	(2,689)	(1,538)	(1,151)	(74.8)	(7,901)	(3,769)	(4,132)	(109.6)
Net income(2)	4,389	2,391	1,998	83.6	12,092	5,857	6,235	106.5
Reconciliation of net income to EBITDA excluding non-cash items:
Net income(2)	4,389	2,391			12,092	5,857
Interest expense, net(1)	2,415	5,047			7,912	15,780
Provision for income taxes	2,689	1,538			7,901	3,769
Depreciation and amortization	1,843	1,492			5,418	4,926
Other non-cash expenses	736	534			1,918	1,599
EBITDA excluding non-cash items	12,072	11,002	1,070	9.7	35,241	31,931	3,310	10.4
EBITDA excluding non-cash items	12,072	11,002			35,241	31,931
Interest expense, net(1)	(2,415)	(5,047)			(7,912)	(15,780)
Non-cash derivative losses recorded in interest expense(1)	35	2,734			932	8,945
Amortization of debt financing costs(1)	119	120			358	359
Provision for income taxes, net of changes in deferred taxes	(562)	1,478			(4,107)	(1,276)
Changes in working capital	(1,030)	1,483			(7,479)	(1,320)
Cash provided by operating activities	8,219	11,770			17,033	22,859
Changes in working capital	1,030	(1,483)			7,479	1,320
Maintenance capital expenditures	(2,368)	(1,030)			(6,288)	(2,008)
Free cash flow	6,881	9,257	(2,376)	(25.7)	18,224	22,171	(3,947)	(17.8)

NM — Not meaningful

(1)	Interest expense, net, includes non-cash losses on derivative instruments and non-cash amortization of deferred financing fees.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

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

Contribution Margin and Operating Income

Utility contribution margin was higher driven by an increase in the volume of gas sold as the Hawaiian economy continues to recover, partially offset by increased cost of inter-island barging.

Non-utility contribution margin improved as the result of effective margin management and an increase in volume of gas sold, partially offset by increased gas and transportation costs. The increase in transportation costs is due primarily to increase in inter-island barging costs.

The Gas Company renegotiated its liquefied petroleum gas, or LPG, contract and synthetic natural gas, or SNG, feedstock contract with Tesoro, with both contracts now expiring September 30, 2013. The feedstock contract is subject to approval by the Hawaii Public Utilities Commission (HPUC) that is expected by mid-2012. The Gas Company expects that the changes in cost of feedstock will be passed through to consumers via the fuel adjustment charge mechanism and will have no impact on utility contribution margin.

Production, transmission and distribution and selling, general and administrative expenses are composed primarily of labor-related expenses and professional fees. On a combined basis, these costs were lower for the nine months ended September 30, 2011, driven primarily by increased allocation of labor costs to capital projects. Underlying costs were higher due to vehicle lease expenses, welfare and benefits expense, labor costs and electricity cost, predominantly during the third quarter of 2011.

Interest Expense, Net

Interest expense, net, includes non-cash losses on derivative instruments of $35,000 and $932,000 for the quarter and nine months ended September 30, 2011, respectively. For the quarter and nine months ended September 30, 2010, interest expense, net, includes non-cash losses on derivative instruments of $2.7 million and $8.9 million, respectively. Excluding the non-cash losses on derivative instruments, interest expense for the nine months ended September 30, 2011 was slightly higher due to the expiration of an interest rate basis swap agreement in March 2010.

Cash interest paid was $2.2 million and $6.5 million for the quarter and nine months ended September 30, 2011, respectively, and $2.1 million and $6.4 million for the quarter and nine months ended September 30, 2010, respectively.

Income Taxes

Income from The Gas Company is included in our consolidated federal income tax return, and is subject to Hawaii state income taxes. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business. For the year ending December 31, 2011, the business expects to pay cash state income taxes of approximately $1.2 million, of which $899,000 was recorded during the nine months ended September 30, 2011. Any federal income tax liability is expected to be offset in consolidation from the application of NOLs.

For the nine months ended September 30, 2011, the “Provision for income taxes, net of changes in deferred taxes” of $4.1 million in the above table, includes $3.2 million of federal income taxes payable to MIC, which is offset by MIC’s NOLs.

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

The financial results discussed below reflect 100% of District Energy’s performance during the periods presented below.

Key Factors Affecting Operating Results:

•	a decrease in consumption revenue and gross profit driven by cooler average temperatures during the second and third quarters of 2011 compared with 2010; and
•	increased other direct expenses due to higher real estate taxes and plant rent; partially offset by
•	an increase in capacity revenue from new customers and annual inflation-linked increases in contract capacity rates.

Energy-Related Business: District Energy – (continued)

	Quarter Ended September 30,		Change Favorable/(Unfavorable)		Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2011	2010			2011	2010
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Cooling capacity revenue	5,523	5,302	221	4.2	16,282	15,835	447	2.8
Cooling consumption revenue	11,091	12,596	(1,505)	(11.9)	19,445	21,503	(2,058)	(9.6)
Other revenue	688	823	(135)	(16.4)	2,281	2,490	(209)	(8.4)
Finance lease revenue	1,236	1,251	(15)	(1.2)	3,784	3,767	17	0.5
Total revenue	18,538	19,972	(1,434)	(7.2)	41,792	43,595	(1,803)	(4.1)
Direct expenses – electricity	6,697	8,202	1,505	18.3	12,318	14,189	1,871	13.2
Direct expenses – other(1)	5,056	4,941	(115)	(2.3)	15,246	14,878	(368)	(2.5)
Direct expenses – total	11,753	13,143	1,390	10.6	27,564	29,067	1,503	5.2
Gross profit	6,785	6,829	(44)	(0.6)	14,228	14,528	(300)	(2.1)
Selling, general and administrative expenses	764	793	29	3.7	2,449	2,350	(99)	(4.2)
Amortization of intangibles	345	345	—	—	1,023	1,023	—	—
Operating income	5,676	5,691	(15)	(0.3)	10,756	11,155	(399)	(3.6)
Interest expense, net(2)	(4,566)	(6,862)	2,296	33.5	(11,750)	(20,866)	9,116	43.7
Other income	1,201	1,427	(226)	(15.8)	1,312	1,536	(224)	(14.6)
(Provision) benefit for income taxes	(865)	(23)	(842)	NM	132	3,464	(3,332)	(96.2)
Noncontrolling interest	(212)	(198)	(14)	(7.1)	(638)	(590)	(48)	(8.1)
Net income (loss)	1,234	35	1,199	NM	(188)	(5,301)	5,113	96.5
Reconciliation of net income (loss) to EBITDA excluding non-cash items:
Net income (loss)	1,234	35			(188)	(5,301)
Interest expense, net(2)	4,566	6,862			11,750	20,866
Provision (benefit) for income taxes	865	23			(132)	(3,464)
Depreciation(1)	1,664	1,639			4,969	4,910
Amortization of intangibles	345	345			1,023	1,023
Other non-cash expenses	313	265			651	652
EBITDA excluding non-cash items	8,987	9,169	(182)	(2.0)	18,073	18,686	(613)	(3.3)
EBITDA excluding non-cash items	8,987	9,169			18,073	18,686
Interest expense, net(2)	(4,566)	(6,862)			(11,750)	(20,866)
Non-cash derivative losses recorded in interest expense(2)	1,865	4,180			3,808	13,006
Amortization of debt financing costs(2)	171	171			511	511
Equipment lease receivable, net	778	751			2,271	2,202
Provision/benefit for income taxes, net of changes in deferred taxes	(1,277)	—			(1,092)	—
Changes in working capital	(789)	(92)			(608)	(3,661)
Cash provided by operating activities	5,169	7,317			11,213	9,878
Changes in working capital	789	92			608	3,661
Maintenance capital expenditures	(164)	(249)			(289)	(813)
Free cash flow	5,794	7,160	(1,366)	(19.1)	11,532	12,726	(1,194)	(9.4)

NM — Not meaningful

(1)	Includes depreciation expense of $1.7 million and $5.0 million for the quarter and nine months ended September 30, 2011, respectively, and $1.6 million and $4.9 million for the quarter and nine months ended September 30, 2010, respectively.
(2)	Interest expense, net, includes non-cash losses on derivative instruments and non-cash amortization of deferred financing fees.

Energy-Related Business: District Energy – (continued)

Gross Profit

Gross profit decreased due primarily to cooler average temperatures during the second and third quarters of 2011 compared with 2010 resulting in lower consumption revenue net of electricity costs. Gross profit also decreased due to higher real estate taxes and plant rent. The decline was partially offset by an increase in cooling capacity revenue from new customers and annual inflation-related increases of contract capacity rates in accordance with customer contract terms.

Selling, General and Administrative Expenses

Underlying selling, general and administrative expenses were relatively flat compared with 2010. The first quarter of 2010 included a reversal of accrued incentives that did not recur in 2011.

Other Income

Other income decreased due to lower payments received under agreements to manage the business’ energy demand during periods of peak demand on the Illinois electricity grid.

Interest Expense, Net

Interest expense, net, includes non-cash losses on derivative instruments of $1.9 million and $3.8 million for the quarter and nine months ended September 30, 2011, respectively. For the quarter and nine months ended September 30, 2010, interest expense, net, includes non-cash losses on derivative instruments of $4.2 million and $13.0 million, respectively. Excluding the non-cash losses on derivative instruments, interest expense for the nine months ended September 30, 2011 was slightly higher due to the expiration of an interest rate basis swap agreement in March 2010.

Cash interest paid was $2.5 million and $7.5 million for the quarter and nine months ended September 30, 2011, respectively, and $2.4 million and $7.3 million for the quarter and nine months ended September 30, 2010, respectively.

Income Taxes

For periods prior to the sale of 49.99% noncontrolling interest in the business in December 2009, the income from District Energy was included in our consolidated federal income tax return and District Energy filed a separate Illinois state income tax return.

For periods after December 2009, District Energy files a separate federal income tax return and will continue to file a separate Illinois state income tax return. As of December 31, 2010, the business had approximately $18.5 million in federal NOL carryforwards available to offset positive taxable income. For the year ending December 31, 2011, District Energy expects to pay a federal Alternative Minimum Tax of approximately $119,000 and state income taxes of approximately $626,000.

For the nine months ended September 30, 2011, the “Provision/benefit for income taxes, net of changes in deferred taxes” of $1.1 million in the above table, includes $150,000 of taxes paid in 2011, but attributable to 2010.

In 2011, Illinois enacted the Taxpayer Accountability and Budget Stabilization Act, which increases the state corporate income tax rate to 7.0% from 4.8% through 2014 and suspended the use of state NOL carryforwards through 2014. At December 31, 2010, the business had approximately $18.0 million in state NOL carryforwards. For the nine months ended September 30, 2011, District Energy recorded $147,000 of deferred state income tax expense due to the increase in Illinois corporate income tax rates enacted in 2011.

Aviation-Related Business

Atlantic Aviation

Key Factors Affecting Operating Results:

•	higher general aviation (“GA”) volume of fuel sold and essentially flat weighted average GA fuel margins;
•	lower cash interest expense driven by reduced debt levels; and
•	flat selling, general and administrative expenses.

Aviation-Related Business: Atlantic Aviation – (continued)

	Quarter Ended September 30,		Change Favorable/(Unfavorable)		Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2011	2010			2011	2010
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Revenue
Fuel revenue	131,778	106,003	25,775	24.3	392,138	301,652	90,486	30.0
Non-fuel revenue	38,118	35,877	2,241	6.2	116,582	117,770	(1,188)	(1.0)
Total revenue	169,896	141,880	28,016	19.7	508,720	419,422	89,298	21.3
Cost of revenue
Cost of revenue – fuel	89,217	64,590	(24,627)	(38.1)	270,949	189,337	(81,612)	(43.1)
Cost of revenue – non-fuel	4,108	3,482	(626)	(18.0)	13,141	12,021	(1,120)	(9.3)
Total cost of revenue	93,325	68,072	(25,253)	(37.1)	284,090	201,358	(82,732)	(41.1)
Fuel gross profit	42,561	41,413	1,148	2.8	121,189	112,315	8,874	7.9
Non-fuel gross profit	34,010	32,395	1,615	5.0	103,441	105,749	(2,308)	(2.2)
Gross profit	76,571	73,808	2,763	3.7	224,630	218,064	6,566	3.0
Selling, general and administrative expenses	43,430	42,969	(461)	(1.1)	130,105	129,762	(343)	(0.3)
Depreciation and amortization	16,521	13,879	(2,642)	(19.0)	52,864	42,102	(10,762)	(25.6)
Loss on disposal of assets	518	—	(518)	NM	1,743	—	(1,743)	NM
Operating income	16,102	16,960	(858)	(5.1)	39,918	46,200	(6,282)	(13.6)
Interest expense, net(1)	(7,655)	(12,938)	5,283	40.8	(29,209)	(61,612)	32,403	52.6
Other expense	(18)	(101)	83	82.2	(195)	(645)	450	69.8
(Provision) benefit for income taxes	(3,396)	(1,580)	(1,816)	(114.9)	(4,236)	6,471	(10,707)	(165.5)
Net income (loss)(2)	5,033	2,341	2,692	115.0	6,278	(9,586)	15,864	165.5
Reconciliation of net income (loss) to EBITDA excluding non-cash items:
Net income (loss)(2)	5,033	2,341			6,278	(9,586)
Interest expense, net(1)	7,655	12,938			29,209	61,612
Provision (benefit) for income taxes	3,396	1,580			4,236	(6,471)
Depreciation and amortization	16,521	13,879			52,864	42,102
(Gain) loss on disposal of assets	(204)	—			949	—
Other non-cash expenses	207	149			310	754
EBITDA excluding non-cash items	32,608	30,887	1,721	5.6	93,846	88,411	5,435	6.1
EBITDA excluding non-cash items	32,608	30,887			93,846	88,411
Interest expense, net(1)	(7,655)	(12,938)			(29,209)	(61,612)
Interest rate swap breakage fees(1)	(515)	(1,484)			(2,247)	(4,689)
Non-cash derivative (gains) losses recorded in interest expense(1)	(5,993)	(1,602)			(12,066)	18,237
Amortization of debt financing costs(1)	724	753			2,205	2,225
Provision/benefit for income taxes, net of changes in deferred taxes	(326)	(11)			(942)	(298)
Changes in working capital	(4,620)	(2,526)			(7,482)	136
Cash provided by operating activities	14,223	13,079			44,105	42,410
Changes in working capital	4,620	2,526			7,482	(136)
Maintenance capital expenditures	(2,665)	(1,774)			(5,694)	(3,981)
Free cash flow	16,178	13,831	2,347	17.0	45,893	38,293	7,600	19.8

NM — Not meaningful

(1)	Interest expense, net, includes non-cash gains (losses) on derivative instruments, non-cash amortization of deferred financing fees and interest rate swap breakage fees.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Aviation-Related Business: Atlantic Aviation – (continued)

Revenue and Gross Profit

The majority of the revenue and gross profit by Atlantic Aviation is generated through fueling GA aircraft at 66 airports in the U.S. Revenue is categorized according to who owns the fuel used to service these aircraft. If our business owns the fuel, it records the cost to purchase that fuel as cost of revenue-fuel. The business’ corresponding fuel revenue is its cost to purchase that fuel plus a margin. The business generally pursues a strategy of maintaining, and where appropriate increasing, dollar-based margins, thereby passing any increase in fuel prices to the customer.

Atlantic Aviation also has into-plane arrangements whereby it fuels aircraft with fuel owned by another party. It collects a fee for this service that is recorded as non-fuel revenue. Non-fuel revenue also includes various services such as hangar rentals, de-icing, landing fees, tie-down fees and miscellaneous services.

The business’ fuel-related revenue and gross profit are driven by the volume of fuel sold and dollar-based margin per gallon. This applies to both fuel and into-plane revenue. Customers will sometimes move from one category to the other.

Management believes discussing total fuel-related revenue and gross profit, including both fuel sales and into-plane arrangements (as recorded in the non-fuel revenue line) and related key metrics on an aggregate basis, provides a more meaningful analysis of Atlantic Aviation’s gross profit than a discussion of each item. In the first nine months of 2011, the business derived 65.8% of total gross profit from fuel and fuel-related services compared with 65.3% in the first nine months of 2010.

The increase in gross profit for both the quarter and nine months ended September 30, 2011 resulted from an increase in volume of fuel sold at essentially flat fuel margins along with contributions from the opening of the Oklahoma City FBO and the acquisition of two new locations in September 2011, partially offset by the divestiture of non-core FBOs in the first half of 2011.

On a same store basis, gross profit increased by 5.2% and 4.3% for the quarter and nine months ended September 30, 2011, respectively. On the same store basis, the volume of GA fuel sold increased by 5.4% and GA average fuel margin increased by 0.6% for the quarter ended September 30, 2011. Non-fuel and non-GA gross profit increased by 5.8% for the quarter ended September 30, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first nine months of 2011 were flat compared with the first nine months of 2010. Higher weather-related expense in the first quarter of 2011, and higher motor fuel cost and higher credit card fees in the first nine months of 2011 were offset by lower rent expense resulting from the sale of non-core FBOs during the second quarter of 2011.

Depreciation and Amortization

Depreciation and amortization expense includes non-cash impairment charges of $8.7 million recorded at Atlantic Aviation during the quarter ended June 30, 2011. The impairment charges resulted from adverse trading conditions specific to three small locations.

During the quarter ended September 30, 2011, Atlantic Aviation consolidated two FBOs it operated at one airport. Atlantic Aviation has vacated a portion of its leased premises and recorded non-cash write-offs of $2.9 million primarily associated with leasehold improvements.

Loss on disposal of assets

During the quarter ended June 30, 2011, Atlantic Aviation concluded that several of its sites did not have sufficient scale or serve a market with sufficiently strong growth prospects to warrant continued operations at these sites. Atlantic Aviation has sold certain FBOs and has reinvested the proceeds to acquire two FBOs in Oregon during the third quarter of 2011. Accordingly, Atlantic Aviation recorded a $949,000 non-cash loss on disposal of assets during the nine months ended September 30, 2011.

Aviation-Related Business: Atlantic Aviation – (continued)

Interest Expense, Net

Interest expense, net, includes non-cash gains on derivative instruments of $6.5 million and $14.3 million for the quarter and nine months ended September 30, 2011, respectively. For the quarter and nine months ended September 30, 2010, interest expense, net, includes non-cash gains on derivative instruments of $3.1 million and non-cash losses on derivative instruments of $13.5 million, respectively. Excluding the non-cash gains (losses) on derivative instruments, interest expense for the nine months ended September 30, 2011 was lower due to the prepayment of the outstanding principal balance of the term loan debt, partially offset by the expiration of an interest rate basis swap agreement in March 2010.

Excluding cash paid for interest rate swap breakage fees, cash interest paid was $12.7 million and $38.9 million for the quarter and nine months ended September 30, 2011, respectively, and $13.7 million and $41.3 million for the quarter and nine months ended September 30, 2010, respectively. Cash paid for interest rate swap breakage fees was $515,000 and $2.2 million for the quarter and nine months ended September 30, 2011, respectively, and $1.5 million and $4.7 million for the quarter and nine months ended September 30, 2010, respectively. The interest rate swap breakage fees are excluded from interest expense, net, in the current quarter as they have been included in interest expense, net, in prior periods as part of the mark-to-market derivative adjustments at Atlantic Aviation.

Income Taxes

Income generated by Atlantic Aviation is included in our consolidated federal income tax return. The business files state income tax returns in more than 30 states in which it operates. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business.

The business had approximately $59.0 million of state NOL carryforwards at December 31, 2010. State NOL carryforwards are specific to the state in which the NOL was generated and various states impose limitations on the utilization of NOL carryforwards. Therefore, the business may incur state income tax liabilities in the future, even if its consolidated state taxable income is less than $59.0 million.

Atlantic Aviation, as a whole, expects to generate a current year federal taxable income that will be offset by its separate NOLs, although the business expects to pay an Alternative Minimum Income tax of approximately $286,000 to MIC under the federal tax sharing agreement between the two entities.

The business also expects to have state taxable income in 2011, and pay state income taxes of approximately $1.3 million.

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

On October 31, 2011, our board of directors declared a dividend of $0.20 per share for the quarter ended September 30, 2011, which will be paid on November 17, 2011 to holders of record on November 14, 2011. For the nine months ended September 30, 2011, we have paid a $0.20 dividend for each of the quarters ended June 30, 2011 and March 31, 2011.

Contingent upon the favorable outcome of the IMTT arbitration, and the continued stable performance of our businesses, and subject to prevailing economic conditions, our board of directors expect to increase our quarterly dividend by approximately $0.70 per share per year.

Liquidity and Capital Resources: Consolidated – (continued)

We believe that our operating businesses will have sufficient liquidity and capital resources to meet future requirements, including servicing long-term debt obligations and making dividend payments to MIC. We base our assessment of the sufficiency of our liquidity and capital resources on the following assumptions:

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

We have capitalized our businesses, in part, using project-finance style debt. Project-finance style debt is limited-recourse, floating rate, non-amortizing debt with a medium term maturity of between five and seven years, although the principal balance on the term loan debt at Atlantic Aviation is being prepaid using the excess cash generated by the business. At September 30, 2011, the average remaining maturity of the drawn balances of the primary debt facilities across all of our businesses, including our proportional interest in the revolving credit facility of IMTT, was approximately 2.8 years. In light of the improvement in the functioning of the credit markets generally, and the leverage and interest coverage ratios, we expect each of these businesses to successfully refinance their long-term debt on economically reasonable terms on or before maturity.

We have no holding company debt.

The section below discusses the sources and uses of cash on a consolidated basis and for each of our businesses and investments. All intercompany activities such as corporate allocations, capital contributions to our businesses and distributions from our businesses have been excluded from the tables as these transactions are eliminated in consolidation.

Analysis of Consolidated Historical Cash Flows from Continuing Operations

	Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2011	2010
($ In Thousands)	$	$	$	%
Cash provided by operating activities	67,165	79,982	(12,817)	(16.0)
Cash used in investing activities	(29,537)	(14,232)	(15,305)	(107.5)
Cash used in financing activities	(40,374)	(56,023)	15,649	27.9

Operating Activities

Consolidated cash provided by operating activities comprises primarily the cash from operations of the businesses we own, as described in each of the business discussions below. The cash flow from our consolidated business’ operations is partially offset by expenses paid by the holding company, including base management fees paid in cash, professional fees and cost associated with being a public company.

The decrease in consolidated cash provided by operating activities was due primarily to:

•	absence of distribution from IMTT in 2011; and
•	higher working capital requirements due to increased energy costs at Atlantic Aviation and The Gas Company; partially offset by
•	improved operating performance and lower cash interest paid on the reduced term loan balance for Atlantic Aviation; and
•	improved operating performance at The Gas Company.

Liquidity and Capital Resources: Consolidated – (continued)

Distributions from IMTT are reflected in our consolidated cash provided by operating activities only up to our 50% share of IMTT’s positive earnings. Amounts in excess of this, and any distributions when IMTT records a net loss, are reflected in our consolidated cash from investing activities as a return of investment in unconsolidated business. For 2010, $15.0 million in distributions were included in cash from operating activities.

Investing Activities

The increase in consolidated cash used in investing activities was due primarily to:

•	acquisition of two Oregon FBOs at Atlantic Aviation during the third quarter of 2011;
•	an increase in capital expenditures at Atlantic Aviation due to construction costs of a new FBO at Oklahoma City; and
•	an increase in capital expenditures at The Gas Company due to timing of projects; partially offset by
•	cash proceeds received in 2011 for the sale of FBOs at Atlantic Aviation and
•	a decrease in investment in capital leased asset at District Energy.

Financing Activities

The decrease in consolidated cash used in financing activities was due primarily to:

•	lower net debt repayments at Atlantic Aviation and no debt repayments at The Gas Company during 2011; and
•	proceeds from long term debt in 2011 at The Gas Company and Atlantic Aviation and borrowings on line of credit facilities at Atlantic Aviation; partially offset by
•	dividends paid to our shareholders during 2011; and
•	an increase in distributions paid to noncontrolling interests in District Energy.

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

Energy-Related Businesses

IMTT

The following analysis represents 100% of the cash flows of IMTT, rather than just the composition of cash flows that are included in our consolidated cash flows. We believe this is the most appropriate and meaningful approach to discussion of the historical cash flow trends of IMTT. We account for our 50% ownership of this business using the equity method. Distributions from IMTT when IMTT records a net loss, or pays distributions in excess of our share of its earnings, are reflected in investing activities in our consolidated cash flow.

	Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2011	2010
($ In Thousands)	$	$	$	%
Cash provided by operating activities	85,061	131,121	(46,060)	(35.1)
Cash used in investing activities	(24,349)	(57,550)	33,201	57.7
Cash used in financing activities	(14,061)	(71,581)	57,520	80.4

Energy-Related Business: IMTT – (continued)

Operating Activities

Cash provided by operating activities at IMTT is generated primarily from storage rentals and ancillary services that are billed monthly and paid on various terms. Cash used in operating activities is mainly for payroll and benefits costs, maintenance and repair of fixed assets, utilities and professional services, interest payments and payments to tax jurisdictions. Cash provided by operating activities decreased due primarily to lower operating results at IMTT’s environmental response services business and a larger contribution to the pension fund, partially offset by improved terminal operating results and a smaller increase in working capital.

In 2010, working capital requirements increased substantially as a result of the timing of payments on work being performed on the BP spill in the Gulf of Mexico.

Investing Activities

The decrease in cash used in investing activities was due primarily to the release of a tax-exempt bond escrow, partially offset by higher capital expenditures in 2011 as compared with 2010. Total capital expenditures increased from $55.8 million in 2010 to $77.4 million in 2011 primarily reflecting an increase in growth capital expenditures.

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

IMTT incurred $36.1 million and $29.2 million in 2011 and 2010, respectively, on maintenance capital expenditures, including (i) $31.6 million and $23.6 million, respectively, principally in relation to refurbishments of tanks, docks and other infrastructure and (ii) $4.5 million and $5.6 million, respectively, on environmental capital expenditures.

For the full-year 2011, IMTT management currently expects to spend approximately $55.0 million on maintenance capital expenditures. IMTT anticipates that maintenance capital expenditures will remain at elevated levels through 2014 due to required cleaning and inspection program in Louisiana.

Growth Capital Expenditure

Through September 2011, IMTT incurred growth capital expenditures of $41.3 million compared with expenditures of $26.6 million in 2010.

Through September 2011, IMTT has completed growth projects costing $65.0 million, of which $27.9 million related to the construction or upgrade of support infrastructure, primarily docks. These projects are expected to generate $6.5 million of annualized gross profit and EBITDA as outlined in the table below.

	Anticipated Incremental Gross Profit/EBITDA	Anticipated Cumulative Gross Profit/EBITDA
2011	$4.8 million	$4.8 million
2012	$1.7 million	$6.5 million

At September 30, 2011, IMTT had growth projects with an estimated total cost of $220.0 million underway, including $34.6 million of support infrastructure projects. To date, $54.9 million has been spent on these projects. The projects are expected to generate an additional approximately $34.8 million of annualized gross profit and EBITDA as outlined in the table below.

	Anticipated Incremental Gross Profit/EBITDA	Anticipated Cumulative Gross Profit/EBITDA
2011	$2.8 million	$2.8 million
2012	$15.9 million	$18.7 million
2013	$11.9 million	$30.6 million
2014	$4.2 million	$34.8 million

Energy-Related Business: IMTT – (continued)

Support infrastructure is growth capital expenditure that does not directly generate incremental gross profit or EBITDA as it has no contractual revenue stream associated with it. However, it does facilitate the ongoing growth of IMTT. Examples of such projects include new docks and berths, new truck racks and other inter-modal transport facilities and new or improved pumps and piping.

In December 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (the “Act”) was signed. The Act provides for 100% tax depreciation for certain fixed assets placed in service after September 8, 2010 and before January 1, 2012, and 50% tax depreciation for certain fixed assets placed in service during 2012 for federal income tax purposes. Generally, states do not allow this tax depreciation deduction in determining state taxable income. Importantly, Louisiana, in which IMTT has significant operations, does permit the use of federal tax depreciation in calculating state taxable income. IMTT will take into consideration the benefits of these accelerated depreciation provisions of the Act when evaluating its capital expenditure plans for the remainder of 2011 and 2012.

Financing Activities

Cash flows used in financing activities decreased due primarily to a distribution of $5.0 million to each shareholder on January 4, 2010 and $10.0 million to each shareholder on August 9, 2010, as compared with no distributions paid during 2011 as well as a decrease in net repayments and higher debt refinancing costs in 2010 that did not recur.

At September 30, 2011, the outstanding balance on IMTT’s debt facilities, excluding capitalized leases, consisted of $336.3 million in letter of credit backed tax exempt bonds, $189.0 million in bank owned tax exempt bonds, a $65.0 million term loan, $22.3 million in revolving credit facilities and $29.3 million in shareholder loans. The weighted average interest rate of the outstanding debt facilities, including any interest rate swaps and fees associated with outstanding letters of credit is 5.00%. Cash interest paid was $25.5 million and $25.0 million for 2011 and 2010, respectively.

For a description of the material terms of IMTT’s credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. IMTT has not had any material changes to these credit facilities since February 23, 2011, our 10-K filing date.

The Gas Company

	Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2011	2010
($ In Thousands)	$	$	$	%
Cash provided by operating activities	17,033	22,859	(5,826)	(25.5)
Cash used in investing activities	(10,935)	(5,680)	(5,255)	(92.5)
Cash provided by (used in) financing activities	10,000	(10,000)	20,000	NM

NM — Not meaningful

Operating Activities

The principal source of cash provided by operating activities is customer receipts. The business incurs payments for fuel, materials, pipeline repairs, vendor services and supplies, payroll and benefit costs, revenue-based taxes and payment of administrative costs. Customers are generally billed monthly and make payments on account. Vendors and suppliers generally bill the business when services are rendered or when products are shipped. The decrease in cash from operations from 2010 to 2011 was driven primarily by the increased fuel costs to be recovered from customers and timing of pension plan contributions, partially offset by improved operating results during 2011 and federal taxes payable to MIC.

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

The following table sets forth information about capital expenditures in The Gas Company:

	Maintenance	Growth
Nine months ended September 30, 2010	$1.8 million	$3.8 million
Nine Months Ended September 30, 2011	$7.0 million	$4.0 million
2011 full year projected	$9.1 million	$6.6 million

The business expects to fund its total 2011 capital expenditures primarily from cash from operating activities and available debt facilities. Capital expenditures for 2011 are higher than in 2010 due to completion of the renewable feedstock project, pipeline maintenance and inspection projects related to the integrity management program (expected to be completed by 2012) and expansion of storage facilities. These are reflected in the increase in capital expenditure for 2011.

The full year maintenance capital expenditure projection has been revised upward due primarily to additional work required on the pipeline from the inspection project and additional projects pulled forward to take advantage of tax depreciation mentioned below. The full year growth capital expenditure projection has been revised downward due primarily to delay in new construction.

December 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (the “Act”) was signed. The Act provides for 100% tax depreciation for certain fixed assets placed in service after September 8, 2010 and before January 1, 2012, and 50% tax depreciation for certain fixed assets placed in service during 2012 for federal income tax purposes. Generally, states do not allow this federal tax depreciation deduction in determining state taxable income. The business will take into consideration the benefits of these accelerated depreciation provisions of the Act when evaluating its capital expenditure plans for the remainder of 2011 and 2012.

Financing Activities

Cash from financing activities includes debt financings for capital expenditures and the repayment of outstanding credit facilities. At September 30, 2011, the outstanding balance on the business’ debt facilities consisted of $160.0 million in term loan facility borrowings and $10.0 million in capital expenditure facility borrowings.

The Gas Company has interest rate swaps that effectively fix 100% of the interest rate exposure under the two $80.0 million floating rate term loan facilities. The weighted average interest rate of the outstanding debt facilities, including any interest rate swaps at September 30, 2011, was 5.16%, which includes a ten basis point step-up in the LIBOR margin, effective June 8, 2011, for each of two $80.0 million term loan facilities. Cash interest paid was $6.5 million and $6.4 million for 2011 and 2010, respectively.

The Gas Company also has an uncommitted unsecured short-term borrowing facility of $7.5 million that was renewed during the second quarter of 2011. This credit line bears interest at the lending bank’s quoted rate or prime rate. The facility is available for working capital needs. No amount was outstanding for this facility at September 30, 2011.

Energy-Related Business: The Gas Company – (continued)

The financial covenants triggering distribution lock-up or default under the business’ credit facility are as follows:

•	12 mo. look-forward and 12 mo. look-backward adjusted EBITDA/interest <3.5x (distribution lock-up) and <2.5x (default). The look-backward ratio and look-forward ratios at September 30, 2011 were 5.22x and 6.45x, respectively.

Additionally, the HPUC requires the consolidated debt to total capital for HGC Holdings be less than 65% and that $20.0 million be readily available in cash resources at The Gas Company, HGC Holdings or MIC. At September 30, 2011, the debt to total capital ratio was 58.4% and $20.0 million in cash resources was readily available.

For a description of the material terms of The Gas Company’s credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. We have not had any material changes to these credit facilities since February 23, 2011, our 10-K filing date.

District Energy

The following analysis represents 100% of the cash flows of District Energy.

	Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2011	2010
($ In Thousands)	$	$	$	%
Cash provided by operating activities	11,213	9,878	1,335	13.5
Cash used in investing activities	(1,429)	(3,642)	2,213	60.8
Cash used in financing activities	(5,123)	(1,635)	(3,488)	NM

NM — Not meaningful

Operating Activities

Cash provided by operating activities is driven primarily by customer receipts for services provided and leased equipment payments received (including non-revenue lease principal). Cash used in operating activities is driven by the timing of payments for electricity, vendor services or supplies and the payment of payroll and benefit costs. Cash from operating activities increased due primarily to the expiration of a contractual requirement that the business prepay a portion of its electricity supply.

Investing Activities

Cash used in investing activities mainly comprises capital expenditures, which are generally funded by drawing on available facilities and cash from operations. Cash used in investing activities in 2011 and 2010 primarily funded growth capital expenditures for new customer connections and plant expansion.

Maintenance Capital Expenditure

The business expects to spend approximately $1.0 million per year on capital expenditures relating to the replacement of parts, system reliability, customer service improvements and minor system modifications. Maintenance capital expenditures will be funded from available facilities and cash from operating activities. These expenditures were lower during 2011 due to the timing of spend on ordinary course maintenance projects.

Growth Capital Expenditure

Since 2008, District Energy signed contracts with five additional customers and committed to spend $1.9 million on interconnection, of which it had spent $1.2 million as of September 30, 2011, with $730,000 remaining to be spent. The business anticipates it will receive reimbursements from customers for approximately $1.1 million of the total $1.9 million expenditure, of which it had received $455,000 as of September 30, 2011. These additional customers are expected to contribute $625,000 to gross profit and EBITDA on an annualized basis.

Energy-Related Business: District Energy – (continued)

The business continues to actively market to new potential customers. New customers will typically reimburse the business for a substantial portion of expenditures related to connecting them to the business’ system, thereby reducing the impact of this element of capital expenditure.

The following table sets forth information about District Energy’s capital expenditures:

	Maintenance	Growth
Nine months ended September 30, 2010	$1.1 million	$174,000
Nine Months Ended September 30, 2011	$565,000	$864,000
2011 full year projected	$1.0 million	$1.4 million

Growth capital expenditures were higher during 2011 due to the timing of spend related to connecting new customers to the business’ district cooling system.

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

Financing Activities

At September 30, 2011, the outstanding balance on the business’ debt facilities consisted of $170.0 million in term loan facilities. The weighted average interest rate of the outstanding debt facilities, including any interest rate swaps and fees associated with outstanding letters of credit at September 30, 2011, was 5.52%. Cash interest paid was $7.5 million and $7.3 million for 2011 and 2010, respectively. Cash interest expense was slightly higher due to the expiration of an interest rate basis swap agreement in March 2010.

The increase in cash used in financing activities was due primarily to increased distributions paid to the noncontrolling interest shareholders. In 2010, these distributions were offset by a $300,000 capital contribution from the noncontrolling interest shareholder of District Energy’s Las Vegas operations (as discussed above in “Investing Activities”).

The financial covenants triggering distribution lock-up or default under the business’ credit facility are as follows:

•	Backward Interest Coverage Ratio <1.5x (distribution lock-up) and <1.2x (default). The ratio at September 30, 2011 was 2.4x.
•	Leverage Ratio (funds from operations less interest expense to net debt) for the previous 12 months less than 6.0% (distribution lock-up) and 4.0% (default). The ratio at September 30, 2011 was 9.9%.

For a description of the material terms of District Energy’s credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. We have not had any material changes to these credit facilities since February 23, 2011, our 10-K filing date.

Aviation-Related Business

Atlantic Aviation

	Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2011	2010
($ In Thousands)	$	$	$	%
Cash provided by operating activities	44,105	42,410	1,695	4.0
Cash used in investing activities	(17,173)	(5,511)	(11,662)	NM
Cash used in financing activities	(26,874)	(44,330)	17,456	39.4

NM — Not meaningful

Operating Activities

Cash from operations at Atlantic Aviation is generated from sales transactions primarily paid by credit cards. Some customers have extended payment terms and are billed accordingly. Cash is used in operating activities mainly for payments to vendors of fuel, aircraft services and professional services, as well as payroll costs and payments to tax jurisdictions. Cash provided by operating activities increased from 2010 to 2011 due primarily to:

•	improved operating results; and
•	lower cash interest paid driven by reduced debt levels, partially offset by
•	the timing of payment of fuel purchases.

Investing Activities

Cash used in investing activities relates primarily to cash used for acquisitions, proceeds from the sale of FBOs and capital expenditures. Cash used in investing activities increased during 2011 as compared to 2010 as a result of the acquisition of two FBOs in Oregon during the quarter ended September 30, 2011 and an increase in capital expenditures in 2011, partially offset by proceeds received from the sale of FBO during the quarter ended June 30, 2011.

Maintenance expenditures are generally funded by cash from operating activities and growth capital expenditures are generally funded with draws on capital expenditure facilities.

Maintenance Capital Expenditure

Maintenance capital expenditures include repainting, replacing equipment as necessary and any ongoing environmental or required regulatory expenditure, such as installing safety equipment. These expenditures are generally funded from cash flow from operating activities.

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

The following table sets forth information about capital expenditures by Atlantic Aviation:

	Maintenance	Growth
Nine months ended September 30, 2010	$3.9 million	$1.7 million
Nine Months Ended September 30, 2011	$5.4 million	$5.7 million
2011 full year projected	$10.1 million	$6.8 million

Growth capital expenditures incurred in 2011 primarily reflects the construction costs of a new FBO at Will Rogers Airport in Oklahoma City, construction of a hangar at Atlanta Peachtree and the construction of a new fuel farm at El Paso.

Aviation-Related Business: Atlantic Aviation – (continued)

In December 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (the “Act”) was signed. The Act provides for 100% tax depreciation for certain fixed assets placed in service after September 8, 2010 and before January 1, 2012, and 50% tax depreciation for certain fixed assets placed in service during 2012 for federal income tax purposes. Generally, states do not allow this federal tax depreciation deduction in determining state taxable income. The business will take into consideration the benefits of these accelerated depreciation provisions of the Act when evaluating its capital expenditure plans for the remainder of 2011 and 2012.

Financing Activities

At September 30, 2011, the outstanding balance on Atlantic Aviation’s debt facilities consisted of $728.8 million in term loan facility borrowings, which is 100% hedged with interest rate swaps, and $49.8 million in capital expenditure facility borrowings. The weighted average interest rate on the term loan was 6.79%. The interest rate applicable on the capital expenditure facility is the three-month U.S. Libor plus a margin of 1.60%. Cash interest paid was $38.9 million and $41.3 million for 2011 and 2010, respectively, excluding interest rate swap breakage fees, related to its debt facilities.

In addition to the debt facilities described above, Atlantic Aviation raised a $3.5 million stand-alone debt facility to partially fund the construction of a new FBO at Oklahoma City Will Rogers Airport. At September 30, 2011, the outstanding balance on the stand-alone facility was $3.5 million.

The decrease in cash used in financing activities is due primarily to a larger prepayment of the outstanding principal balance of the term loan debt in 2010 of $46.3 million compared with $34.5 million in 2011 and borrowings on long-term debt facility and line of credit during 2011.

Per the terms of Atlantic Aviation’s primary debt facility, the maximum permitted debt-to-EBITDA ratio dropped to 7.50x on March 31, 2011. The business expects to remain in compliance with the leverage covenant through the maturity of its debt facilities if the performance of the business remains at current levels.

The financial covenant requirements under Atlantic Aviation’s credit facility, and the calculation of these measures at September 30, 2011, were as follows:

•	Debt Service Coverage Ratio > 1.2x (default threshold). The ratio at September 30, 2011 was 2.10x.
•	Leverage Ratio debt to adjusted EBITDA for the trailing twelve months < 7.50x (default threshold). The ratio at September 30, 2011 was 6.22x.

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

Commitments and Contingencies

At September 30, 2011 there were no material changes in our future commitments and contingencies from December 31, 2010, except for the mandatory prepayment we expect to make under the cash sweep terms of Atlantic Aviation’s credit facility as discussed above.

See Note 8, “Long-Term Debt”, to our consolidated condensed financial statements in Part I of this Form 10-Q for further discussion. At September 30, 2011, we did not have any outstanding material purchase obligations. For a discussion of our other future obligations, due by period, under the various contractual obligations, off-balance sheet arrangements and commitments, please see “Liquidity and Capital Resources —  Commitments and Contingencies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on February 23, 2011. We have not had any material changes to our commitments except as discussed above.

In addition, at September 30, 2011, we did not have any material reserves for contingencies. We have other contingencies, including pending legal and administrative proceedings that are not reflected at this time as they are not ascertainable.

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

We test for goodwill and indefinite-lived intangible assets when there is an indicator of impairment. Impairments of property, equipment, land and leasehold improvement and intangible assets during the quarter ended June 30, 2011 relating to Atlantic Aviation are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part I of this quarterly report on Form 10-Q. In addition, see Note 6, “Property, Equipment, Land and Leasehold Improvements”, and Note 7, “Intangible Assets”, in our consolidated condensed financial statements in Part I of this for 10-Q for further discussions.

Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Our exposure to market risk has not changed materially since February 23, 2011, our 10-K filing date.

Controls and Procedures

Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED BALANCE SHEETS
($ In Thousands, Except Share Data)

	September 30, 2011	December 31, 2010(1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,817	$24,563
Accounts receivable, less allowance for doubtful accounts of $664 and $613, respectively	59,516	47,845
Inventories	18,836	17,063
Prepaid expenses	5,480	6,321
Deferred income taxes	18,530	19,030
Other	16,152	10,605
Total current assets	140,331	125,427
Property, equipment, land and leasehold improvements, net	556,914	563,451
Equipment lease receivables	33,130	35,663
Investment in unconsolidated business	229,679	223,792
Goodwill	516,094	514,253
Intangible assets, net	670,472	705,862
Other	25,225	28,294
Total assets	$2,171,845	$2,196,742
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Due to manager – related party	$3,535	$3,282
Accounts payable	30,768	36,036
Accrued expenses	25,435	23,047
Current portion of long-term debt	43,048	49,325
Fair value of derivative instruments	42,260	43,496
Other	16,541	16,100
Total current liabilities	161,587	171,286
Long-term debt, net of current portion	1,079,101	1,089,559
Deferred income taxes	168,584	156,328
Fair value of derivative instruments	26,072	51,729
Other	40,342	41,145
Total liabilities	1,475,686	1,510,047
Commitments and contingencies	—	—
Members’ equity:
LLC interests, no par value; 500,000,000 authorized; 46,207,881 LLC interests issued and outstanding at September 30, 2011 and 45,715,448 LLC interests issued and outstanding at December 31, 2010	957,506	964,430
Additional paid in capital	21,956	21,956
Accumulated other comprehensive loss	(21,677)	(25,812)
Accumulated deficit	(254,374)	(269,425)
Total members’ equity	703,411	691,149
Noncontrolling interests	(7,252)	(4,454)
Total equity	696,159	686,695
Total liabilities and equity	$2,171,845	$2,196,742

(1)	Reclassified to conform to current period presentation.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
($ In Thousands, Except Share and Per Share Data)

	Quarter Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenue
Revenue from product sales	$159,834	$129,217	$474,480	$374,412
Revenue from product sales – utility	35,088	28,232	105,782	83,517
Service revenue	55,420	54,598	154,590	157,598
Financing and equipment lease income	1,236	1,251	3,784	3,767
Total revenue	251,578	213,298	738,636	619,294
Costs and expenses
Cost of product sales	107,475	78,843	326,026	235,784
Cost of product sales – utility	29,205	22,467	86,842	66,931
Cost of services	15,860	16,625	40,704	41,088
Selling, general and administrative	50,706	50,486	150,685	150,742
Fees to manager – related party	3,465	2,380	11,253	6,837
Depreciation	10,072	6,973	25,905	21,897
Amortization of intangibles	8,637	8,743	33,400	26,154
Loss on disposal of assets	518	—	1,743	—
Total operating expenses	225,938	186,517	676,558	549,433
Operating income	25,640	26,781	62,078	69,861
Other income (expense)
Interest income	3	2	104	22
Interest expense(1)	(14,638)	(24,844)	(48,973)	(98,505)
Equity in earnings and amortization charges of investee	2,436	7,804	14,068	19,171
Other income, net	1,200	1,269	805	821
Net income (loss) from continuing operations before income taxes	14,641	11,012	28,082	(8,630)
(Provision) benefit for income taxes	(5,137)	(2,036)	(11,635)	12,541
Net income from continuing operations	$9,504	$8,976	$16,447	$3,911
Net income from discontinued operations, net of taxes	—	—	—	81,199
Net income	$9,504	$8,976	$16,447	$85,110
Less: net income (loss) attributable to noncontrolling interests	3,128	34	1,396	(1,317)
Net income attributable to MIC LLC	$6,376	$8,942	$15,051	$86,427
Basic income per share from continuing operations attributable to MIC LLC interest holders	$0.14	$0.20	$0.33	$0.12
Basic income per share from discontinued operations attributable to MIC LLC interest holders	—	—	—	1.78
Basic income per share attributable to MIC LLC interest holders	$0.14	$0.20	$0.33	$1.90
Weighted average number of shares outstanding: basic	46,088,783	45,715,448	45,908,258	45,493,982
Diluted income per share from continuing operations attributable to MIC LLC interest holders	$0.14	$0.20	$0.33	$0.12
Diluted income per share from discontinued operations attributable to MIC LLC interest holders	—	—	—	1.78
Diluted income per share attributable to MIC LLC interest holders	$0.14	$0.20	$0.33	$1.90
Weighted average number of shares outstanding: diluted	46,106,708	45,747,437	45,934,013	45,592,577
Cash distributions declared per share	$0.20	$—	$0.60	$—

(1)	Interest expense includes non-cash gains on derivative instruments of $4.6 million and $9.6 million for the quarter and nine months ended September 30, 2011, respectively. For the quarter and nine months ended September 30, 2010, interest expense includes non-cash losses on derivative instruments of $3.8 million and $35.5 million, respectively.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
($ In Thousands)

	Nine Months Ended
	September 30, 2011	September 30, 2010
Operating activities
Net income	$16,447	$85,110
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Net income from discontinued operations before noncontrolling interests	—	(81,199)
Depreciation and amortization of property and equipment	30,874	26,807
Amortization of intangible assets	33,400	26,154
Loss on disposal of assets	949	—
Equity in earnings and amortization charges of investees	(14,068)	(19,171)
Equity distributions from investees	—	15,000
Amortization of debt financing costs	3,074	3,299
Non-cash derivative (gains) losses	(9,573)	35,497
Base management fees settled in LLC interests	11,253	2,189
Equipment lease receivable, net	2,271	2,202
Deferred rent	272	217
Deferred taxes	8,680	(13,685)
Other non-cash expenses, net	2,305	2,908
Changes in other assets and liabilities:
Accounts receivable	(11,380)	(5,254)
Inventories	(791)	(895)
Prepaid expenses and other current assets	(3,450)	878
Due to manager – related party	1	2,383
Accounts payable and accrued expenses	(1,455)	(221)
Income taxes payable	548	(1,281)
Other, net	(2,192)	(956)
Net cash provided by operating activities from continuing operations	67,165	79,982
Investing activities
Acquisitions of businesses and investments, net of cash acquired	(23,068)	—
Proceeds from sale of assets	16,999	—
Purchases of property and equipment	(23,496)	(12,462)
Investment in capital leased assets	(24)	(2,400)
Other	52	630
Net cash used in investing activities from continuing operations	(29,537)	(14,232)
Financing activities
Proceeds from long-term debt	13,406	—
Proceeds on line of credit facilities	4,400	—
Dividends paid to holders of LLC interests	(18,376)	—
Contributions received from noncontrolling interests	—	300
Distributions paid to noncontrolling interests	(5,123)	(1,935)
Payment of long-term debt	(34,570)	(56,336)
Debt financing costs paid	(4)	(186)
Change in restricted cash	—	2,236
Payment of notes and capital lease obligations	(107)	(102)
Net cash used in financing activities from continuing operations	(40,374)	(56,023)
Net change in cash and cash equivalents from continuing operations	(2,746)	9,727

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS — (continued)
(Unaudited)
($ In Thousands)

	Nine Months Ended
	September 30, 2011	September 30, 2010
Cash flows (used in) provided by discontinued operations:
Net cash used in operating activities	$—	$(12,703)
Net cash provided by investing activities	—	134,356
Net cash used in financing activities	—	(124,183)
Cash used in discontinued operations(1)	—	(2,530)
Change in cash of discontinued operations held for sale(1)	—	2,385
Net change in cash and cash equivalents	(2,746)	9,582
Cash and cash equivalents, beginning of period	24,563	27,455
Cash and cash equivalents, end of period – continuing operations	$21,817	$37,037
Supplemental disclosures of cash flow information for continuing operations:
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$859	$1,208
Issuance of LLC interests to manager for base management fees	$11,002	$4,083
Issuance of LLC interests to independent directors	$450	$450
Taxes paid	$2,382	$2,059
Interest paid	$55,178	$59,737

(1)	Cash of discontinued operations held for sale is reported in assets of discontinued operations held for sale in the accompanying consolidated condensed balance sheets. The cash used in discontinued operations is different than the change in cash of discontinued operations held for sale due to intercompany transactions that are eliminated in consolidation.

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

Atlantic Aviation — an airport services business providing products and services, including fuel and aircraft hangaring/parking, to owners and operators of general aviation aircraft at 66 airports in the U.S.

2. Basis of Presentation

The unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of consolidated condensed financial statements in conformity with GAAP requires estimates and assumptions. Management evaluates these estimates and assumptions on an ongoing basis. Actual results may differ from the estimates and assumptions used in the financial statements and notes. Operating results for the quarter and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

3. Earnings Per Share

Following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted average number of shares outstanding: basic	46,088,783	45,715,448	45,908,258	45,493,982
Dilutive effect of restricted stock unit grants	17,925	31,989	25,755	98,595
Weighted average number of shares outstanding: diluted	46,106,708	45,747,437	45,934,013	45,592,577

The effect of potentially dilutive shares for the quarter and nine months ended September 30, 2011 is calculated assuming that the 17,925 restricted stock unit grants provided to the independent directors on June 2, 2011 and the 31,989 restricted stock unit grants provided to the independent directors on June 3, 2010 had been fully converted to shares on those grant dates.

The effect of potentially dilutive shares for the quarter and nine months ended September 30, 2010 is calculated assuming that the 31,989 restricted stock unit grants provided to the independent directors on June 3, 2010 and the 128,205 restricted stock unit grants provided to the independent directors on June 4, 2009 had been fully converted to shares on those dates.

4. Acquisitions

Flightcraft FBOs

On August 31, 2011, Atlantic Aviation completed the acquisition of the assets and liabilities of the FBOs at the Portland International and Eugene airports in Oregon for $23.1 million (together referred to as “Flightcraft”). This acquisition will expand the business’ network into the Pacific Northwest and was funded from cash proceeds received from sale of smaller FBOs during the quarter ended June 30, 2011.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

4. Acquisitions  – (continued)

The acquisition has been accounted for as a business combination. Accordingly, the results of operations of Flightcraft are included in the consolidated condensed statement of operations, and as a component of the Company’s Atlantic Aviation business segment, since September 1, 2011. The preliminary allocation of the Flightcraft assets and liabilities acquired is in the table below ($ in thousands):

Accounts receivable	$1,190
Inventory	1,314
Prepaid expenses	57
Total current assets	2,561
Property, equipment, land and leasehold improvements	7,297
Intangible assets:
Contractual arrangements(1)	6,340
Customer relationships(2)	1,680
Non-compete agreement	60
Trade names	270
Goodwill(3)	4,941
Total assets acquired	$23,149
Total current liabilities assumed	$81
Net assets acquired, net of cash acquired	$23,068

(1)	Contractual arrangements being amortized over a weighted average of twenty seven years.
(2)	Customer relationships being amortized over a nine year period.
(3)	Included in goodwill is approximately $4.9 million that is expected to be deductible for tax purposes.

As of November 2, 2011, Atlantic Aviation collected approximately 88.3% of the total accounts receivable acquired.

Atlantic Aviation paid more than the fair value of the underlying net assets for the expansion of the business’ network into the Pacific Northwest as a result of the expectation of its ability to earn a higher rate of return from the acquired business than would be expected if those net assets had to be acquired or developed separately.

The fair value of each component was determined using various valuation techniques, including the market approach, income approach and/or cost approach. Had the acquisition occurred as of January 1, 2011, the consolidated results of operations would not have been materially different. For the quarter ended September 30, 2011, Atlantic Aviation recorded transactional costs of $298,000 in selling, general and administrative expense.

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

The results of operations from this business, for the nine months ended September 30, 2010, are separately reported as discontinued operations in the Company’s consolidated condensed financial statements. This business is no longer a reportable segment.

Summarized financial information for discontinued operations related to PCAA for the nine months ended September 30, 2010 is as follows ($ in thousands, except share and per share data):

For the Nine Months Ended September 30, 2010
Service revenue	$28,826
Gain on sale of assets through bankruptcy (pre-tax)	130,260
Net income from discontinued operations before income taxes and noncontrolling interest	$132,709
Provision for income taxes	(51,510)
Net income from discontinued operations	81,199
Less: net income attributable to noncontrolling interests	136
Net income from discontinued operations attributable to MIC LLC	$81,063
Basic income per share from discontinued operations attributable to MIC LLC interest holders	$1.78
Weighted average number of shares outstanding at the Company level: basic	45,493,982
Diluted income per share from discontinued operations attributable to MIC LLC interest holders	$1.78
Weighted average number of shares outstanding at the Company level: diluted	45,592,577

6. Property, Equipment, Land and Leasehold Improvements

Property, equipment, land and leasehold improvements at September 30, 2011 and December 31, 2010 consist of the following ($ in thousands):

	September 30, 2011	December 31, 2010
Land	$4,618	$4,618
Easements	5,624	5,624
Buildings	24,938	24,796
Leasehold and land improvements	324,723	320,170
Machinery and equipment	349,949	337,595
Furniture and fixtures	9,315	9,240
Construction in progress	13,975	17,070
Property held for future use	1,626	1,573
	734,768	720,686
Less: accumulated depreciation	(177,854)	(157,235)
Property, equipment, land and leasehold improvements, net(1)	$556,914	$563,451

(1)	Includes $136,000 of capitalized interest for the year ended December 31, 2010.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

6. Property, Equipment, Land and Leasehold Improvements  – (continued)

As a result of a decline in the performance of certain asset groups at Atlantic Aviation during the quarter ended June 30, 2011, the Company evaluated such asset groups for impairment and determined the asset groups were impaired. Accordingly, the Company recognized non-cash impairment charges of $1.4 million relating primarily to leasehold and land improvements; buildings; machinery and equipment; and furniture and fixtures at Atlantic Aviation, on assets with a carrying value of $1.8 million. The fair value of $405,000 of the impaired asset group was estimated using discounted cash flows. The significant unobservable inputs (“level 3”) used for the fair value measurement included forecasted cash flows of Atlantic Aviation and its asset groups and the discount rate. The forecasted cash flows for this business were developed using actual cash flows from 2011 and forecasted volume of jet fuel sold based on market dynamics at three small sites. The discount rate was developed using a capital asset pricing model. These charges are recorded in depreciation expense in the consolidated condensed statement of operations during the quarter ended June 30, 2011.

During the quarter ended September 30, 2011, Atlantic Aviation consolidated two FBOs it operated at one airport. Atlantic Aviation has vacated a portion of its leased premises and recorded non-cash write-offs of $2.9 million primarily associated with leasehold improvements.

As discussed in Note 4, “Acquisitions”, Atlantic Aviation acquired $7.3 million in property, equipment, land and leasehold improvements during the Oregon FBOs acquisition during the third quarter of 2011.

7. Intangible Assets

Intangible assets at September 30, 2011 and December 31, 2010 consist of the following ($ in thousands):

	Weighted Average Life (Years)	September 30, 2011	December 31, 2010
Contractual arrangements	29.7	$748,355	$762,595
Non-compete agreements	2.5	9,575	9,515
Customer relationships	10.5	79,445	77,842
Leasehold rights	12.5	3,330	3,330
Trade names	Indefinite	15,671	15,401
Technology	5.0	460	460
		856,836	869,143
Less: accumulated amortization		(186,364)	(163,281)
Intangible assets, net		$670,472	$705,862

As a result of a decline in the performance of certain asset groups at Atlantic Aviation during the quarter ended June 30, 2011, the Company evaluated such asset groups for impairment and determined the asset groups were impaired. Accordingly, the Company recognized non-cash impairment charges of $7.3 million relating to contractual arrangements at Atlantic Aviation, on assets with a carrying value of $7.5 million. The fair value of $233,000 of the impaired asset group was estimated using discounted cash flows. The significant unobservable inputs (“level 3”) used for the fair value measurement included forecasted cash flows of Atlantic Aviation and its asset groups and the discount rate. The forecasted cash flows for this business were developed using actual cash flows from 2011 and forecasted volume of jet fuel sold based on market dynamics at three small sites. The discount rate was developed using a capital asset pricing model. These charges are recorded in amortization of intangibles in the consolidated condensed statement of operations during the quarter ended June 30, 2011.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7. Intangible Assets  – (continued)

As discussed in Note 4, “Acquisitions”, Atlantic Aviation acquired $8.4 million in intangible assets during the Oregon FBOs acquisition during the third quarter of 2011.

The goodwill balance as of September 30, 2011 is comprised of the following ($ in thousands):

Goodwill acquired in business combinations, net of disposals	$639,382
Add: goodwill acquired in 2011 acquisition	4,941
Less: accumulated impairment charges	(123,200)
Less: write off of goodwill with disposal of assets	(5,029)
Balance at September 30, 2011	$516,094

As discussed in Note 4, “Acquisitions”, Atlantic Aviation acquired $4.9 million in goodwill during the Oregon FBOs acquisition during the third quarter of 2011.

During the quarter ended June 30, 2011, the Company wrote-off $3.1 million of goodwill associated with the sale of FBOs at Hayward Executive Airport in California and Burlington International Airport in Vermont. Proceeds of $16.9 million were received and a $862,000 loss on disposal of assets was recorded in the consolidated condensed statement of operations upon the completion of the sale during the nine months ended September 30, 2011.

The Company tests for goodwill impairment at the reporting unit level on an annual basis and between annual tests if a triggering event indicates impairment. Annual goodwill impairment testing conducted routinely on October 1st of each year.

8. Long-Term Debt

At September 30, 2011 and December 31, 2010, the Company’s consolidated long-term debt consisted of the following ($ in thousands):

	September 30, 2011	December 31, 2010
The Gas Company	$170,000	$160,000
District Energy	170,000	170,000
Atlantic Aviation	782,149	808,884
Total	1,122,149	1,138,884
Less: current portion	(43,048)	(49,325)
Long-term portion	$1,079,101	$1,089,559

On February 25, 2009, Atlantic Aviation amended its credit facility to provide the business additional financial flexibility over the near and medium term. Under the amended terms, the business must apply all excess cash flow from the business to prepay additional debt whenever the leverage ratio (debt to adjusted EBITDA) is equal to or greater than 6.0x to 1.0 for the trailing twelve months and must use 50% of excess cash flow to prepay debt whenever the leverage ratio is equal to or greater than 5.5x to 1.0 and below 6.0x to 1.0. For the quarter and nine months ended September 30, 2011, Atlantic Aviation used $10.5 million and $36.7 million, respectively, of excess cash flow to prepay $10.0 million and $34.5 million, respectively, of the outstanding principal balance of the term loan debt under the facility and $515,000 and $2.2 million, respectively, in interest rate swap breakage fees. The Company has classified $42.8 million relating to Atlantic Aviation’s term loan debt in current portion of long-term debt in the consolidated condensed balance sheet at September 30, 2011, as it expects to repay this amount within one year.

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

At September 30, 2011, the Company had $1.1 billion of current and long-term debt, $1.0 billion of which was economically hedged with interest rate swaps and $83.3 million of which was unhedged.

As discussed in Note 8, “Long-Term Debt”, Atlantic Aviation applies its excess cash flow to prepay debt. As a result, $1.5 million of accumulated other comprehensive loss in the consolidated condensed balance sheet related to Atlantic Aviation’s derivative instruments was reclassified to interest expense in the consolidated condensed statement of operations for the nine months ended September 30, 2010. Atlantic Aviation will record additional reclassifications from accumulated other comprehensive loss to interest expense as the business continues to pay down its debt more quickly than anticipated.

In March 2009, Atlantic Aviation, The Gas Company and District Energy entered into interest rate basis swap contracts that expired on March 31, 2010. These contracts effectively changed the interest rate index on each business’ existing swap contracts from the 90-day LIBOR rate to the 30-day LIBOR rate plus a margin of 19.50 basis points for Atlantic Aviation and 24.75 basis points for The Gas Company and District Energy. This transaction, adjusted for the prepayments of the outstanding principal balance on the term loan debt at Atlantic Aviation, resulted in $580,000 lower interest expense for these businesses for the quarter ended March 31, 2010.

Effective February 25, 2009 for Atlantic Aviation and effective April 1, 2009 for the Company’s other businesses, the Company elected to discontinue hedge accounting. In prior periods, when the Company applied hedge accounting, changes in the fair value of derivatives that effectively offset the variability of cash flows on the Company’s debt interest obligations were recorded in other comprehensive income or loss. From the dates that hedge accounting was discontinued, all movements in the fair value of the interest rate swaps are recorded directly through earnings. As interest payments are made, a portion of the other comprehensive loss recorded under hedge accounting is also reclassified into earnings. The Company will reclassify into earnings $19.7 million of net derivative losses, included in accumulated other comprehensive loss as of September 30, 2011, over the remaining life of the existing interest rate swaps, of which approximately $15.4 million will be reclassified over the next 12 months.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Derivative Instruments and Hedging Activities  – (continued)

The Company’s fair value measurements of its derivative instruments and the related location of the liabilities associated with the hedging instruments within the consolidated condensed balance sheets at September 30, 2011 and December 31, 2010 were as follows ($ in thousands):

	Liabilities at Fair Value(1)
	Interest Rate Swap Contracts Not Designated as Hedging Instruments
Balance Sheet Location	September 30, 2011	December 31, 2010
Fair value of derivative instruments – current liabilities	$(42,260)	$(43,496)
Fair value of derivative instruments – non-current liabilities	(26,072)	(51,729)
Total interest rate swap derivative contracts	$(68,332)	$(95,225)

(1)	Fair value measurements at reporting date were made using significant other observable inputs (“level 2”).

The Company’s hedging activities for the quarter and nine months ended September 30, 2011 and 2010 and the related location within the consolidated condensed financial statements were as follows ($ in thousands):

	Derivatives Not Designated as Hedging Instruments(1)
	Amount of Gain/Loss Recognized in Interest Expense for the Quarter Ended September 30,		Amount of Gain/Loss Recognized in Interest Expense for the Nine Months Ended September 30,
Financial Statement Account	2011(2)	2010(3)	2011(2)	2010(3)
Interest expense	$(10,041)	$(19,049)	$(35,074)	$(82,191)
Total	$(10,041)	$(19,049)	$(35,074)	$(82,191)

(1)	All derivatives are interest rate swap contracts.
(2)	Net loss recognized in interest expense for the quarter and nine months ended September 30, 2011 includes $14.1 million and $42.4 million, respectively, in interest rate swap payments and unrealized derivative gains of $4.1 million and $7.3 million, respectively, arising from:
•	the change in fair value of interest rate swaps from the discontinuation of hedge accounting; and
•	interest rate swap break fees related to the pay down of debt at Atlantic Aviation.
(3)	Loss recognized in interest expense for the quarter and nine months ended September 30, 2010 includes $13.7 million and $42.0 million, respectively, in interest rate swap payment and $5.3 million and $40.2 million, respectively, in unrealized derivative losses.

All of the Company’s derivative instruments are collateralized by all of the assets of the respective businesses.

10. Comprehensive Income

Other comprehensive income includes primarily the change in fair value of derivative instruments which qualified for hedge accounting until the dates that hedge accounting was discontinued, as discussed in Note 9, “Derivative Instruments and Hedging Activities”.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Comprehensive Income  – (continued)

The difference between net income and comprehensive income for the quarter and nine months ended September 30, 2011 and 2010 was as follows ($ in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income attributable to MIC LLC	$6,376	$8,942	$15,051	$86,427
Reclassification of net realized losses into earnings, net of taxes	2,937	4,072	4,135	13,810
Comprehensive income	$9,313	$13,014	$19,186	$100,237

For further discussion on derivative instruments and hedging activities, see Note 9, “Derivative Instruments and Hedging Activities”.

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

	As of, and for the Quarter Ended September 30,		As of, and for the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$114,569	$182,202	$332,350	$447,475
Net income	$7,277	$17,974	$35,300	$45,439
Interest expense, net	24,319	20,586	45,313	58,485
Provision for income taxes	5,537	15,546	24,984	35,902
Depreciation and amortization	16,052	16,602	48,087	46,136
Other non-cash income	(102)	(518)	(156)	(273)
EBITDA excluding non-cash items(1)	$53,083	$70,190	$153,528	$185,689
Capital expenditures paid	$22,958	$20,487	$77,682	$57,658
Property, equipment, land and leasehold improvements, net	1,073,007	998,715	1,073,007	998,715
Total assets balance	1,223,645	1,133,760	1,223,645	1,133,760

(1)	EBITDA consists of earnings before interest, taxes, depreciation and amortization. Non-cash items that are excluded consist of impairments, derivative gains and losses and all other non-cash income and expense items.

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

The revenue from the District Energy segment is included in service revenue and financing and equipment lease income. Included in service revenue is capacity revenue, which relates to monthly fixed contract charges, and consumption revenue, which relates to contractual rates applied to actual usage. Financing and equipment lease income relates to direct financing lease transactions and equipment leases to the business’ various customers. Finance lease revenue, recorded on the consolidated condensed statement of operations, is the interest portion of lease payments received from equipment leases with various customers. The principal portion of the cash receipts on these equipment leases is recorded in the operating activities of the consolidated condensed statement of cash flows. District Energy provides its services to buildings primarily in the downtown Chicago, Illinois area and to a casino and a shopping mall located in Las Vegas, Nevada.

Atlantic Aviation

The Atlantic Aviation segment derives the majority of its revenues from fuel sales and from other airport services, including de-icing, aircraft hangarage and other aviation services. All of the revenue of Atlantic Aviation is generated at 66 airports in the U.S.

Selected information by segment is presented in the following tables. The tables do not include financial data for the Company’s equity investment in IMTT.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Reportable Segments  – (continued)

Revenue from external customers for the Company’s consolidated reportable segments was as follows ($ in thousands) (unaudited):

	Quarter Ended September 30, 2011
	Energy-related Businesses			Total Reportable Segments
	The Gas Company	District Energy	Atlantic Aviation
Revenue from Product Sales
Product sales	$28,056	$—	$131,778	$159,834
Product sales – utility	35,088	—	—	35,088
	63,144	—	131,778	194,922
Service Revenue
Other services	—	688	38,118	38,806
Cooling capacity revenue	—	5,523	—	5,523
Cooling consumption revenue	—	11,091	—	11,091
	—	17,302	38,118	55,420
Financing and Lease Income
Financing and equipment lease	—	1,236	—	1,236
	—	1,236	—	1,236
Total Revenue	$63,144	$18,538	$169,896	$251,578

	Quarter Ended September 30, 2010
	Energy-related Businesses			Total Reportable Segments
	The Gas Company	District Energy	Atlantic Aviation
Revenue from Product Sales
Product sales	$23,214	$—	$106,003	$129,217
Product sales – utility	28,232	—	—	28,232
	51,446	—	106,003	157,449
Service Revenue
Other services	—	823	35,877	36,700
Cooling capacity revenue	—	5,302	—	5,302
Cooling consumption revenue	—	12,596		12,596
	—	18,721	35,877	54,598
Financing and Lease Income
Financing and equipment lease	—	1,251	—	1,251
	—	1,251	—	1,251
Total Revenue	$51,446	$19,972	$141,880	$213,298

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Reportable Segments  – (continued)

	Nine Months Ended September 30, 2011
	Energy-related Businesses			Total Reportable Segments
	The Gas Company	District Energy	Atlantic Aviation
Revenue from Product Sales
Product sales	$82,342	$—	$392,138	$474,480
Product sales – utility	105,782	—	—	105,782
	188,124	—	392,138	580,262
Service Revenue
Other services	—	2,281	116,582	118,863
Cooling capacity revenue	—	16,282	—	16,282
Cooling consumption revenue	—	19,445	—	19,445
	—	38,008	116,582	154,590
Financing and Lease Income
Financing and equipment lease	—	3,784	—	3,784
	—	3,784	—	3,784
Total Revenue	$188,124	$41,792	$508,720	$738,636

	Nine Months Ended September 30, 2010
	Energy-related Businesses			Total Reportable Segments
	The Gas Company	District Energy	Atlantic Aviation
Revenue from Product Sales
Product sales	$72,760	$—	$301,652	$374,412
Product sales – utility	83,517	—	—	83,517
	156,277	—	301,652	457,929
Service Revenue
Other services	—	2,490	117,770	120,260
Cooling capacity revenue	—	15,835	—	15,835
Cooling consumption revenue	—	21,503	—	21,503
	—	39,828	117,770	157,598
Financing and Lease Income
Financing and equipment lease	—	3,767	—	3,767
	—	3,767	—	3,767
Total Revenue	$156,277	$43,595	$419,422	$619,294

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

	Quarter Ended September 30, 2011
	Energy-related Businesses			Total Reportable Segments
	The Gas Company	District Energy	Atlantic Aviation(1)
Net income	$4,389	$1,234	$5,033	$10,656
Interest expense, net	2,415	4,566	7,655	14,636
Provision for income taxes	2,689	865	3,396	6,950
Depreciation	1,638	1,664	8,434	11,736
Amortization of intangibles	205	345	8,087	8,637
Gain on disposal of assets	—	—	(204)	(204)
Other non-cash expense	736	313	207	1,256
EBITDA excluding non-cash items	$12,072	$8,987	$32,608	$53,667

(1)	Atlantic Aviation consolidated two FBOs it operated at one airport. Atlantic Aviation has vacated a portion of its leased premises and recorded non-cash write-offs of $2.9 million primarily associated with leasehold improvements in depreciation expense in the consolidated condensed statement of operations.

	Quarter Ended September 30, 2010
	Energy-related Businesses			Total Reportable Segments
	The Gas Company	District Energy	Atlantic Aviation
Net income	$2,391	$35	$2,341	$4,767
Interest expense, net	5,047	6,862	12,938	24,847
Provision for income taxes	1,538	23	1,580	3,141
Depreciation	1,286	1,639	5,687	8,612
Amortization of intangibles	206	345	8,192	8,743
Other non-cash expense	534	265	149	948
EBITDA excluding non-cash items	$11,002	$9,169	$30,887	$51,058

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Reportable Segments  – (continued)

	Nine Months Ended September 30, 2011
	Energy-related Businesses			Total Reportable Segments
	The Gas Company	District Energy	Atlantic Aviation(1)
Net income (loss)	$12,092	$(188)	$6,278	$18,182
Interest expense, net	7,912	11,750	29,209	48,871
Provision (benefit) for income taxes	7,901	(132)	4,236	12,005
Depreciation	4,801	4,969	21,104	30,874
Amortization of intangibles	617	1,023	31,760	33,400
Loss on disposal of assets	—	—	949	949
Other non-cash expense	1,918	651	310	2,879
EBITDA excluding non-cash items	$35,241	$18,073	$93,846	$147,160

(1)	Includes non-cash impairment charges of $8.7 million recorded during the nine months ended September 30, 2011, consisting of $7.3 million related to intangible assets (in amortization of intangibles) and $1.4 million related to property, equipment, land and leasehold improvements (in depreciation). In addition, during the quarter ended September 30, 2011, Atlantic Aviation consolidated two FBOs it operated at one airport. Atlantic Aviation has vacated a portion of its leased premises and recorded non-cash write-offs of $2.9 million primarily associated with leasehold improvements in depreciation expense in the consolidated condensed statement of operations.

	Nine Months Ended September 30, 2010
	Energy-related Businesses			Total Reportable Segments
	The Gas Company	District Energy	Atlantic Aviation
Net income (loss)	$5,857	$(5,301)	$(9,586)	$(9,030)
Interest expense, net	15,780	20,866	61,612	98,258
Provision (benefit) for income taxes	3,769	(3,464)	(6,471)	(6,166)
Depreciation	4,309	4,910	17,588	26,807
Amortization of intangibles	617	1,023	24,514	26,154
Other non-cash expense	1,599	652	754	3,005
EBITDA excluding non-cash items	$31,931	$18,686	$88,411	$139,028

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Reportable Segments  – (continued)

Reconciliations of consolidated reportable segments’ EBITDA excluding non-cash items to consolidated net income from continuing operations before income taxes are as follows ($ in thousands) (unaudited):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total reportable segments EBITDA excluding non-cash items	$53,667	$51,058	$147,160	$139,028
Interest income	3	2	104	22
Interest expense	(14,638)	(24,844)	(48,973)	(98,505)
Depreciation(1)	(11,736)	(8,612)	(30,874)	(26,807)
Amortization of intangibles(2)	(8,637)	(8,743)	(33,400)	(26,154)
Gain (Loss) on disposal of assets	204	—	(949)	—
Selling, general and administrative – corporate	(2,098)	(2,465)	(5,459)	(6,073)
Fees to manager	(3,465)	(2,380)	(11,253)	(6,837)
Equity in earnings and amortization charges of investees	2,436	7,804	14,068	19,171
Other expense, net	(1,095)	(808)	(2,342)	(2,475)
Total consolidated net income (loss) from continuing operations before income taxes	$14,641	$11,012	$28,082	$(8,630)

(1)	Depreciation includes depreciation expense for District Energy, which is reported in cost of services in the consolidated condensed statement of operations. Depreciation also includes non-cash impairment charge of $1.4 million for nine months ended September 30, 2011 recorded by Atlantic Aviation. In addition, during the quarter ended September 30, 2011, Atlantic Aviation consolidated two FBOs it operated at one airport. Atlantic Aviation has vacated a portion of its leased premises and recorded non-cash write-offs of $2.9 million primarily associated with leasehold improvements in depreciation expense in the consolidated condensed statement of operations.
(2)	Includes non-cash impairment charges of $7.3 million for contractual arrangements recorded during nine months ended September 30, 2011 at Atlantic Aviation.

Capital expenditures for the Company’s reportable segments were as follows ($ in thousands) (unaudited):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
The Gas Company	$3,175	$1,739	$10,987	$5,625
District Energy	428	396	1,405	1,242
Atlantic Aviation	4,306	3,012	11,104	5,595
Total	$7,909	$5,147	$23,496	$12,462

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Reportable Segments  – (continued)

Property, equipment, land and leasehold improvements, goodwill and total assets for the Company’s reportable segments as of September 30 were as follows ($ in thousands) (unaudited):

	Property, Equipment, Land and Leasehold Improvements		Goodwill		Total Assets
	2011	2010	2011	2010	2011	2010
The Gas Company	$155,076	$144,400	$120,193	$120,193	$370,140	$352,474
District Energy	142,931	147,630	18,646	18,646	225,506	234,333
Atlantic Aviation	258,907	273,731	377,255	377,343	1,373,293	1,437,767
Total	$556,914	$565,761	$516,094	$516,182	$1,968,939	$2,024,574

Reconciliation of reportable segments’ total assets to consolidated total assets ($ in thousands) (unaudited):

	As of September 30,
	2011	2010
Total assets of reportable segments	$1,968,939	$2,024,574
Investment in IMTT	229,679	211,662
Corporate and other	(26,773)	(12,283)
Total consolidated assets	$2,171,845	$2,223,953

13. Related Party Transactions

Management Services Agreement with Macquarie Infrastructure Management (USA) Inc. (the Manager)

As of September 30, 2011, the Manager held 4,258,001 LLC interests of the Company, which were acquired concurrently with the closing of the initial public offering in December 2004 and by reinvesting base management and performance fees in the Company. In addition, the Macquarie Group held LLC interests acquired in open market purchases.

Since January 1, 2011, the Company paid the Manager cash dividends for LLC interests held for the following periods:

Declared	Period Covered	$ per LLC Interest	Record Date	Payable Date	Amount Paid to Manager (in thousands)
October 31, 2011	Third quarter 2011	$0.20	November 14, 2011	November 17, 2011	$(1)
August 1, 2011	Second quarter 2011	$0.20	August 15, 2011	August 18, 2011	$816
May 2, 2011	First quarter 2011	$0.20	May 11, 2011	May 18, 2011	$787

(1)	The amount of dividend payable to Manager for the third quarter of 2011 will be determined on November 14, 2011, the record date.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

13. Related Party Transactions  – (continued)

In accordance with the Management Agreement, the Manager is entitled to a quarterly base management fee based primarily on the Company’s market capitalization, and a performance fee, based on the performance of the Company’s stock relative to a U.S. utilities index. For the nine months ended September 30, 2011 and 2010, the Manager did not earn a performance fee.

For the nine months ended September 30, 2011 and 2010, the Company incurred base management fees of $11.3 million and $6.8 million, respectively. The unpaid portion of the fees at the end of each reporting period is included in due to manager-related party in the consolidated condensed balance sheets. The Manager elected to reinvest its base management fees for the first nine months ended September 30, 2011 and for the quarters ended December 31, 2010 and March 31, 2010 in additional LLC interests as follows:

Period	Base Management Fees Amount ($ in Thousands)	LLC Interests Issued	Issue Date
2011 Activities:
Third quarter 2011	$3,465	(1)	(1)
Second quarter 2011	4,156	179,623	August 31, 2011
First quarter 2011	3,632	144,742	June 6, 2011
2010 Activities:
Fourth quarter 2010	$3,214	136,079	March 22, 2011
First quarter 2010	2,189	155,375	June 11, 2010

(1)	LLC interests for the third quarter 2011 base management fees will be issued to the Manager during the fourth quarter of 2011.

The base management fees in the amount of $2.3 million and $2.4 million for the second and third quarters of 2010, respectively, were paid in cash to the Manager during the third and fourth quarter of 2010, respectively.

The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its base management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries and investments, income taxes, audit and legal fees, acquisitions and dispositions and its compliance with applicable laws and regulations. During the nine months ended September 30, 2011 and 2010, the Manager charged the Company $208,000 and $255,000, respectively, for reimbursement of out-of-pocket expenses. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in due to manager-related party in the consolidated condensed balance sheet.

Advisory and Other Services from the Macquarie Group

The Macquarie Group, and wholly-owned subsidiaries within the Macquarie Group, including Macquarie Bank Limited, or MBL, and Macquarie Capital (USA) Inc., or MCUSA, have provided various advisory and other services and incurred expenses in connection with the Company’s equity raising activities, acquisitions and debt structuring for the Company and its businesses. Underwriting fees are recorded in members’ equity as a direct cost of equity offerings. Advisory fees and out-of-pocket expenses relating to acquisitions are expensed as incurred. Debt arranging fees are deferred and amortized over the term of the credit facility. No amounts were incurred during the nine months ended September 30, 2011.

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

Derivative Instruments and Hedging Activities

The Company has derivative instruments in place to fix the interest rate on certain outstanding variable-rate term loan facilities. MBL has provided interest rate swaps for The Gas Company. At September 30, 2011, The Gas Company had $160.0 million of its term loans hedged, of which MBL was providing the interest rate swaps for a notional amount of $48.0 million. The remainder of the swaps are from an unrelated third party. During the nine months ended September 30, 2011, The Gas Company made payments to MBL of $1.6 million in relation to these swaps.

Other Transactions

Atlantic Aviation, The Gas Company, and District Energy purchase casualty insurance coverage from insurance underwriters who then pay commission to Macquarie Insurance Facility, or MIF, an indirect subsidiary of Macquarie Group Limited. During the third quarter of 2011, Atlantic Aviation, The Gas Company, and District Energy renewed their casualty insurance coverage. For the nine months ended September 30, 2011, no payments were made directly to MIF.

During 2010, Atlantic Aviation entered into a copiers lease agreement with Macquarie Equipment Finance, or MEF, an indirect subsidiary of Macquarie Group Limited. For the nine months ended September 30, 2011, Atlantic Aviation incurred $17,000 in lease expense on these copiers. As of September 30, 2011, Atlantic Aviation had prepaid the October 2011 monthly payment to MEF for $2,000, which is included in prepaid expenses in the consolidated condensed balance sheet.

On March 30, 2009, The Gas Company entered into licensing agreements with Utility Service Partners, Inc. and America’s Water Heater Rentals, LLC, both indirect subsidiaries of Macquarie Group Limited, to enable these entities to offer products and services to The Gas Company’s customer base. No payments were made under these arrangements during the nine months ended September 30, 2011.

On August 29, 2008, Macquarie Global Opportunities Partners, or MGOP, a private equity fund managed by the Macquarie Group, completed the acquisition of the jet membership, retail charter and fuel management business units previously owned by Sentient Jet Holdings, LLC. The new company is called Sentient Flight Group (referred to hereafter as “Sentient”). Sentient was an existing customer of Atlantic Aviation. For the nine months ended September 30, 2011, Atlantic Aviation recorded $15.0 million in revenue from Sentient. As of September 30, 2011, Atlantic Aviation had $252,000 in receivables from Sentient, which is included in accounts receivable in the consolidated condensed balance sheets.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

14. Income Taxes  – (continued)

In the first nine months of 2010, the Company reduced the valuation allowance against its deferred tax assets by approximately $2.6 million. This decrease was recorded as a benefit in the tax provision for the nine months ended September 30, 2010.

The Company and its subsidiaries file separate and combined state income tax returns. In January 2011, Illinois enacted the Taxpayer Accountability and Budget Stabilization Act. The legislation increases the corporate income tax rate to 7.0% from 4.8% for taxable years beginning on or after January 1, 2011 and prior to January 1, 2015; 5.25% for taxable years beginning on or after January 1, 2015 and prior to January 1, 2025; and 4.8% for taxable years beginning on or after January 1, 2025. The income tax expense for the nine months ended September 30, 2011 includes a deferred income tax expense of approximately $147,000 to reflect the effects of the rate increase.

Uncertain Tax Positions

At December 31, 2010, the Company and its subsidiaries had a reserve of approximately $368,000 for benefits taken during 2010 and prior tax periods attributable to tax positions for which the probability of recognition is considered to be less than more likely than not. During the nine months ended September 30, 2011, the Company recorded an increase of $134,000 in the reserve and does not expect a material change in the reserve during the quarter ended December 31, 2011.

15. Legal Proceedings and Contingencies

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

Arbitration Proceeding Between MIC and Co-investor in IMTT

MIC has been unable to resolve the previously-disclosed dispute with the co-owner of IMTT regarding distributions, despite efforts to do so in accordance with the Shareholders’ Agreement. Accordingly, on April 18, 2011, MIC initiated formal arbitration proceedings with the Voting Trust of IMTT Holdings Inc. (“Voting Trust”) and IMTT Holdings Inc. under the auspices of the American Arbitration Association, as provided under the Shareholders’ Agreement. MIC believes the Voting Trust’s defenses and claims in the arbitration are without merit. MIC expects this process to be completed in the first quarter of 2012.

IMTT is named as a respondent because under the Shareholders’ Agreement it is responsible for any monetary damages resulting from a breach of the Shareholders’ Agreement by the Voting Trust. MIC is seeking payment of distributions due for the quarters ended December 31, 2010, March 31, 2011, June 30, 2011, an order covering future periods and other non-monetary relief that is designed to minimize the risk of future disputes. MIC remains concerned that, until the issues in the arbitration have been finally resolved, IMTT’s senior management (which includes members and beneficiaries of the Voting Trust) may make operational decisions that are influenced by the context of the arbitration. MIC expects that this will be resolved through the arbitration.

Except noted above, there are no material legal proceedings other than as disclosed in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on February 23, 2011.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

16. Dividends

Since January 1, 2011, MIC have made or declared the following dividends:

Declared	Period Covered	$ per LLC Interest	Record Date	Payable Date
October 31, 2011	Third quarter 2011	$0.20	November 14, 2011	November 17, 2011
August 1, 2011	Second quarter 2011	$0.20	August 15, 2011	August 18, 2011
May 2, 2011	First quarter 2011	$0.20	May 11, 2011	May 18, 2011

The Company believes that dividends paid in 2011 are likely to be characterized in part as a dividend and in part as a return of capital for tax purposes. Shareholders would include in their taxable income that portion which is characterized as a dividend. The Company anticipates that any portion that is characterized as a dividend for U.S. federal income tax purposes will be eligible for treatment as qualified dividend income, subject to the shareholder having met the holding period requirements as defined by the Internal Revenue Code. Any portion that is characterized as a return of capital for tax purposes would generally not be includable in the shareholder’s taxable income but would reduce the shareholder’s basis in the shares on which the dividend was paid. Holders of MIC LLC interests are encouraged to seek their own tax advice with regards to their investment in MIC.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Except as described below, there are no material legal proceedings, other than as previously disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on February 23, 2011.

MIC has been unable to resolve the previously-disclosed dispute with the co-owner of IMTT regarding distributions, despite efforts to do so in accordance with the Shareholders’ Agreement. Accordingly, on April 18, 2011, MIC initiated formal arbitration proceedings with the Voting Trust of IMTT Holdings Inc. (“Voting Trust”) and IMTT Holdings Inc. under the auspices of the American Arbitration Association, as provided under the Shareholders’ Agreement. MIC believes the Voting Trust’s defenses and claims in the arbitration are without merit. MIC expects this process to be completed in the first quarter of 2012.

IMTT is named as a respondent because under the Shareholders’ Agreement it is responsible for any monetary damages resulting from a breach of the Shareholders’ Agreement by the Voting Trust. MIC is seeking payment of distributions due for the quarters ended December 31, 2010, March 31, 2011, June 30, 2011, an order covering future periods and other non-monetary relief that is designed to minimize the risk of future disputes. MIC remains concerned that, until the issues in the arbitration have been finally resolved, IMTT’s senior management (which includes members and beneficiaries of the Voting Trust) may make operational decisions that are influenced by the context of the arbitration. MIC expects that this will be resolved through the arbitration.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC
Dated: November 2, 2011	By: /s/ James Hooke Name: James Hooke Title: Chief Executive Officer
Dated: November 2, 2011	By: /s/ Todd Weintraub Name: Todd Weintraub Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Third Amended and Restated Operating Agreement of Macquarie Infrastructure Company LLC (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2007)
3.2	Amended and Restated Certificate of Formation of Macquarie Infrastructure Assets LLC (incorporated by reference to Exhibit 3.8 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-116244))
10.1*	Twenty-Sixth Amendment to District Cooling System Use Agreement, dated as of October 18, 2011, by and between the City of Chicago, Illinois and MDE Thermal Technologies, Inc.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
101.0***	The following materials from the Quarterly Report on Form 10-Q of Macquarie Infrastructure Company LLC for the quarter ended September 30, 2011, filed on November 2, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010, (ii) the Consolidated Condensed Statement of Operations for the Quarters and Nine Months Ended September 30, 2011 and 2010 (Unaudited), (iii) the Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 (Unaudited) and (iv) the Notes to Consolidated Condensed Financial Statements (Unaudited).

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

E-1