Form 10-K
period 2011-12-31
Macquarie Infrastructure CO LLC
filed 2012-02-22
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the outstanding shares of stock held by non-affiliates of Macquarie Infrastructure Company LLC at June 30, 2011 was $1,146,804,509 based on the closing price on the New York Stock Exchange on that date. This calculation does not reflect a determination that persons are affiliates for any other purposes.

There were 46,338,225 shares of stock without par value outstanding at February 22, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to Macquarie Infrastructure Company LLC’s Annual Meeting of Shareholders for fiscal year ended December 31, 2011, to be held May 31, 2012, is incorporated by reference in Part III to the extent described therein.

MACQUARIE INFRASTRUCTURE COMPANY LLC

i

FORWARD-LOOKING STATEMENTS

We have included or incorporated by reference into this report, and from time to time may make in our public filings, press releases or other public statements, certain statements that may constitute forward-looking statements. These include without limitation those under “Risk Factors” in Part I, Item 1A, “Legal Proceedings” in Part I, Item 3, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, and “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A. In addition, our management may make forward-looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts and represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control. We may, in some cases, use words such as “project”, “believe”, “anticipate”, “plan”, “expect”, “estimate”, “intend”, “should”, “would”, “could”, “potentially”, “may” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements.

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

Forward-looking statements in this report are subject to a number of risks and uncertainties, some of which are beyond our control, including, among other things:

•	changes in general economic, business or demographic conditions or trends in the United States or changes in the political environment, level of travel or construction or transportation costs where we operate, including changes in interest rates and price levels;
•	our holding company structure and/or investments in businesses that we may not control, may limit our ability to pay or increase a dividend;
•	changes in patterns of commercial or general aviation air travel, including variations in customer demand for our business;
•	our Manager’s affiliation with the Macquarie Group or equity market sentiment, which may affect the market price of our LLC interests;
•	our limited ability to remove our Manager for underperformance and our Manager’s right to resign;
•	our ability to service, comply with the terms of and refinance at maturity our substantial indebtedness;
•	our ability to make, finance and integrate acquisitions;
•	our ability to implement our operating and internal growth strategies;
•	the regulatory environment, including U.S. energy policy, in which our businesses and the businesses in which we hold investments operate and our ability to estimate compliance costs, comply with any changes thereto, rates implemented by regulators of our businesses and the businesses in which we hold investments, and our relationships and rights under and contracts with governmental agencies and authorities;
•	technological innovations leading to a change in energy consumption patterns;
•	changes in electricity or other energy costs, including natural gas pricing;
•	the competitive environment for attractive acquisition opportunities facing our businesses and the businesses in which we hold investments;
•	environmental risks, including the impact of climate change and weather conditions, pertaining to our businesses and the businesses in which we hold investments;
•	work interruptions or other labor stoppages at our businesses or the businesses in which we hold investments;

•	changes in the current treatment of qualified dividend income and long-term capital gains under current U.S. federal income tax law and the qualification of our income and gains for such treatment;
•	disruptions or other extraordinary or force majeure events affecting the facilities or operations of our businesses and the businesses in which we hold investments and our ability to insure against any losses resulting from such events or disruptions;
•	fluctuations in fuel costs, or the costs of supplies upon which our gas processing and distribution business is dependent, and our ability to recover increases in these costs from customers;
•	our ability to make alternate arrangements to account for any disruptions or shutdowns that may affect the facilities of the suppliers or the operation of the barges upon which our gas processing and distribution business is dependent; and
•	changes in U.S. domestic demand for chemical, petroleum and vegetable and animal oil products, the relative availability of tank storage capacity and the extent to which such products are imported.

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

PART I

ITEM 1. BUSINESS

Macquarie Infrastructure Company, LLC, a Delaware limited liability company, was formed on April 13, 2004. Except as otherwise specified, “Macquarie Infrastructure Company”, “MIC”, “we”, “us”, and “our” refer to the Company and its subsidiaries together from June 25, 2007 and, prior to that date, to the Trust, the Company and its subsidiaries. Macquarie Infrastructure Management (USA) Inc., which we refer to as our Manager, is part of the Macquarie Group, comprised of Macquarie Group Limited and its subsidiaries and affiliates worldwide.

General

We own, operate and invest in a diversified group of infrastructure businesses that provide basic services, such as chilled water for building cooling and gas utility services to businesses and individuals primarily in the U.S. The businesses we own and operate are reported as individual segments with three of them grouped as the “Energy-Related Businesses”.

The Energy-Related Businesses:

•	a 50% interest in a bulk liquid storage terminal business (“International Matex Tank Terminals” or “IMTT”), that provides bulk liquid storage and handling services at ten marine terminals in the United States and two in Canada and is one of the largest participants in this industry in the U.S., based on storage capacity;
•	a gas processing and distribution business (“The Gas Company”), that is the only full-service gas energy company in Hawaii; and,
•	a 50.01% controlling interest in a district energy business (“District Energy”), which operates the largest district cooling system in the U.S., serving various customers in Chicago, Illinois and Las Vegas, Nevada.

Atlantic Aviation:  an airport services business providing products and services, including fuel and aircraft hangaring/parking, to owners and operators of general aviation aircraft at 65 airports in the U.S.

Our businesses generally operate in sectors with significant barriers to entry, including high initial development and construction costs, the existence of long-term contracts or the requirement to obtain government approvals and a lack of immediate cost-efficient alternatives to the services provided. Overall they tend to generate sustainable long-term cash flows.

We have elected to treat MIC as a corporation for federal tax purposes. As a result, all investor tax reporting regarding dividends will be provided on Form 1099.

On June 2, 2010, we concluded the sale in bankruptcy of an airport parking business (“Parking Company of America Airports” or “PCAA”). The results of operations from this business and the gain from the bankruptcy sale are separately reported as discontinued operations in the Company’s consolidated financial statements. This business is no longer a reportable segment. See Note 4, “Discontinued Operations”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K for financial information and further discussions.

Our Manager

MIC is managed externally by Macquarie Infrastructure Management (USA) Inc. (“MIMUSA” or “Manager”). MIMUSA is a member of the Macquarie Group, a diversified international provider of financial, advisory and investment services. The Macquarie Group is headquartered in Sydney, Australia and is a global leader in management of infrastructure investment vehicles on behalf of third-party investors and advising on the acquisition, disposition and financing of infrastructure assets.

We have entered into a management services agreement with MIMUSA. MIMUSA is responsible for our day-to-day operations and affairs and oversees the management teams of our operating businesses. The Company does not have any employees. MIMUSA has assigned, or seconded, to the Company, on a permanent and wholly dedicated basis, two of its employees to serve as chief executive officer and chief financial officer of the Company and seconds or makes other personnel available as required. The services performed for the Company are provided at our Manager’s expense, and include the compensation of our seconded personnel.

We pay MIMUSA a quarterly base management fee based primarily on our market capitalization. Our Manager can also earn a performance fee if the quarterly total return to shareholders (capital appreciation plus dividends) exceeds the quarterly total return of a U.S. utilities index. For MIMUSA to be eligible for the performance fee, MIC’s quarterly total returns must be positive and in excess of any prior underperformance. The performance fee is equal to 20% of the difference between the benchmark return and the return for our shareholders. Please see the Management Services Agreement filed as an exhibit to this Annual Report on Form 10-K for a complete discussion of the compensation of our Manager.

We believe that Macquarie Group’s demonstrated expertise and experience in the management, acquisition and funding of infrastructure businesses provide us with an advantage in pursuing our strategy. Our Manager is part of the Macquarie Funds Group, the asset management division of Macquarie globally. Macquarie-managed entities own, operate and/or invest in a global portfolio of approximately 100 businesses including toll roads, airports and airport-related infrastructure, bulk liquid storage, ports, communications, media, electricity and gas distribution networks, water utilities, renewable energy generation, aged care, rail and ferry assets across 24 countries.

Industry

Infrastructure businesses, in general, tend to generate sustainable cash flows resulting from less elastic customer demand and their strong competitive positions. Characteristics of infrastructure businesses typically include:

•	ownership of long-lived, high-value physical assets that are difficult to replicate or substitute around;
•	predictable maintenance capital expenditure requirements;
•	consistent, less elastic demand for their services, such as those provided by our energy-related businesses;
•	scalability, such that relatively small amounts of growth can generate significant increases in earnings before interest, taxes, depreciation and amortization, or EBITDA;
•	the provision of basic, often essential services; and
•	strong competitive positions, largely due to high barriers to entry, including:
•	high initial development and construction costs;
•	difficulty in obtaining suitable land on which to operate the business;
•	long-term, exclusive concessions or leases and customer contracts; and
•	lack of cost-effective alternatives to customers in the foreseeable future.

In addition to the benefits related to these characteristics, the revenues generated by most of our infrastructure businesses generally can be expected to keep pace with inflation. The price escalators built into many customer contracts, and the inflation and cost pass-through adjustments typically a part of pricing terms in user pays businesses or provided for by the regulatory process to regulated businesses, serve to insulate infrastructure businesses to a significant degree from the negative effects of inflation and commodity price risk. We also often employ interest rate swaps in connection with our businesses’ floating rate debt to effectively fix our interest expense and hedge variability in cash flows from changes in interest rates.

We focus on the ownership and operation of infrastructure businesses in the following categories:

•	those with “contracted” revenue such as IMTT, the revenues of which are derived from per-use or rental charges in medium-term contracts, and District Energy, a majority of the revenues of which are derived from long-term contracts with businesses and governments;
•	those with “regulated” revenue such as the utility operations of The Gas Company; and,
•	those with “user pays” or patronage exposure, such as Atlantic Aviation, the revenues of which are based on the number of aircrafts that use the services of our fixed based operations, or FBOs.

Strategy

There are three principal components to our strategy:

•	we intend to develop and implement programs designed to improve the operating performance of each of our businesses;
•	we intend to maintain a prudent balance between cash dividends to our shareholders and investments in the growth of new or existing businesses; and
•	when it’s economically sensible to do so, we intend to grow through the acquisitions of additional infrastructure businesses.

Our Businesses and Investments

We provide below information about our businesses and investments, including key financial information for each business. We are disclosing EBITDA excluding non-cash items as defined by us. We believe EBITDA excluding non-cash items provides additional insight into the performance of our operating businesses relative to each other and similar businesses without regard to their capital structure, the ability of the businesses to service or reduce debt, fund capital expenditures and/or support distributions to the holding company. Additionally, EBITDA excluding non-cash items is a key performance metric relied on by management in evaluating the performance of the Company and our operating segments. Therefore, this Annual Report on Form 10-K discloses EBITDA excluding non-cash items in addition to the other financial information provided in accordance with GAAP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7 for a reconciliation of net income (loss) to EBITDA excluding non-cash items for the Company and its operating segments.

Energy-Related Businesses

IMTT

Business Overview

We own 50% of IMTT. The remaining 50% is owned by a trust for the benefit of members of the founding family. IMTT stores and handles petroleum products, various chemicals, renewable fuels and vegetable and animal oils. IMTT is one of the largest independent providers of bulk liquid storage terminal services in the U.S., based on capacity.

For the year ended December 31, 2011, IMTT generated approximately 41% of its total terminal revenue and approximately 45% of its terminal gross profit at its St. Rose, Gretna, Avondale and Geismar facilities, which together service the lower Mississippi River region (with St. Rose as the largest contributor).

For the year ended December 31, 2011, IMTT generated approximately 45% of its terminal revenue and approximately 44% of its terminal gross profit at its Bayonne, New Jersey facility in New York Harbor.

IMTT also owns OMI Environmental Solutions, or Oil Mop, an environmental emergency responses, industrial services, waste transportation and disposal business. Oil Mop has a network of facilities along the U.S. Gulf Coast between Houston and New Orleans. These facilities primarily service the Gulf region, but also respond to spill events and provides services as needed throughout the United States and internationally.

Energy-Related Business: IMTT – (continued)

The table below summarizes the proportion of the terminal revenue generated from the commodities stored at IMTT’s U.S. terminals for the year ended December 31, 2011:

Proportion of Terminal Revenue from Major Commodities Stored
Petroleum/Asphalt	Chemical	Renewable/Vegetable & Animal Oil	Other
62%	26%	8%	4%

Summary financial information for 100% of IMTT is as follows ($ in millions):

	As of, and for the Year Ended, December 31,
	2011	2010	2009
Revenue	$447.1	$557.2	$346.2
EBITDA excluding non-cash items(1)	206.4	236.8	147.7
Total assets	1,264.0	1,221.9	1,064.8

(1)	See “Business — Our Business and Investments” in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7 for further information and a reconciliation of net income (loss) to EBITDA excluding non-cash items.

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

Strategy

The key components of IMTT’s strategy, from MIC’s perspective, are to (1) improve business processes and systems; (2) drive growth in revenue and cash flows by attracting and retaining customers who place a premium on flexibility, speed and efficiency in bulk liquid storage; and (3) invest, where prudent, in additional storage capacity.

Energy-Related Business: IMTT – (continued)

Improve Business Processes and Systems:  Following the recent rapid growth of this business, MIC believes that IMTT’s business processes would benefit from re-engineering. This growth has highlighted the need for more sophisticated financial planning and analysis, including budgeting, as well as affording more opportunities for operating improvements due to the enhanced scale of the business.

Flexibility:  Operational flexibility is essential to making IMTT an attractive supplier of bulk liquid storage services in its key markets. Its facilities operate 24/7 providing shippers, refiners, manufacturers, traders and distributors with prompt access to a wide range of storage services. In each of its two key markets, IMTT’s scale ensures availability of sophisticated product handling and storage capabilities. IMTT continues to improve its facilities’ speed and flexibility of operations by investing in upgrades of its docks, pipelines and pumping infrastructure and facility management systems.

Investment in Growth:  IMTT seeks to increase its available storage capacity at its existing locations, especially in New York Harbor and the lower Mississippi River, by building new tankage when supported by customer demand so long as the returns to IMTT’s shareholders on such projects are attractive. Since MIC’s investment in IMTT, in May of 2006, IMTT has completed $605.9 million of growth capital expenditure projects and it has another $241.2 million in process. Following this period of unprecedented growth, IMTT’s shareholders now need to determine the optimal mix of realizing the full potential of this recent expansion with incremental growth.

Locations

The following table summarizes the location of each IMTT facility, the corresponding storage capacity in service and ship and barge docks available for product transfer. This information is as of December 31, 2011 and does not include tanks used in packaging, recovery tanks, and/or other storage capacity not typically available for rent.

Facility	Land	Aggregate Capacity of Storage Tanks in Service	Number of Ship & Barge Berths in Service
		(Millions of Barrels)
Facilities in the United States:
Bayonne, NJ	Owned	16.0	20
St. Rose, LA*	Owned	14.9	17
Gretna, LA*	Owned	2.0	5
Avondale, LA*	Owned	1.1	4
Geismar, LA*	Owned	0.9	3
Lemont, IL	Owned/Leased	0.9	3
Joliet, IL	Owned	0.7	2
Richmond, CA	Owned	0.7	1
Chesapeake, VA	Owned	1.0	1
Richmond, VA	Owned	0.4	1
Facilities in Canada:
Quebec City, Quebec(1)	Leased	2.0	2
Placentia Bay, Newfoundland(2)	Leased	3.0	2
Total		43.6	61

*	Collectively the “Louisiana” facilities.
(1)	Indirectly 66.7% owned and managed by IMTT.
(2)	Indirectly 20.1% owned and managed by IMTT.

All facilities have marine access, road access and, except for Richmond, Virginia and Placentia Bay, Newfoundland, all sites have rail access.

Energy-Related Business: IMTT – (continued)

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

NYH serves as the main petroleum trading hub in the northeast United States and the physical delivery point for the gasoline and heating oil futures contracts traded on New York Mercantile Exchange (NYMEX). In addition to waterborne shipments, products reach NYH through petroleum product pipelines from the U.S. Gulf region and elsewhere. NYH also serves as the starting point for refined product pipelines linked to inland markets and as a key port for refined petroleum product exports. IMTT-Bayonne has connections to the Colonial, Buckeye and Harbor refined petroleum product pipelines as well as rail and road connections. As a result, IMTT-Bayonne provides its customers with substantial logistical flexibility.

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

St. Rose/Gretna/Avondale/Geismar

On the lower Mississippi River, IMTT currently operates four terminals (St. Rose, Gretna, Avondale and Geismar). With combined storage capacity of 18.9 million barrels, the four sites give IMTT substantial market share in storage for black oil, bulk liquid chemicals, and vegetable oils on the lower Mississippi River.

The Louisiana facilities also give IMTT a substantial presence in a key domestic transport hub. The lower Mississippi River serves as a major transshipment point between the central United States and the rest of the world for exported agricultural products (such as vegetable oils) and imported commodity chemicals (such as methanol). The region also has substantial domestic traffic related to the petroleum industry. Gulf Coast refiners send their products to other regions of the U.S. and overseas and require storage capacity and ancillary services to facilitate distribution. IMTT’s Louisiana facilities, with their deep water ship and barge docks as well as access to rail, road and pipeline infrastructure, are highly capable of performing these functions. Demand for third-party bulk liquid storage on the lower Mississippi River has remained strong during the past several years.

Competition

The competitive environment in which IMTT operates varies by terminal location. The principal competition for each of IMTT’s facilities comes from other bulk liquid storage facilities located in the same regional market.

The main terminal operation competitors include (in alphabetical order): Bahamas Oil Refining Company International Limited; Buckeye Partners, L.P.; Enterprise Products Partners L.P.; Houston Fuel Oil Terminal Company; Kinder Morgan Energy Partners, L.P.; Magellan Midstream Partners, L.P.; NuStar Energy L.P.; Oiltanking Partners, L.P.; Plains All American Pipeline, L.P.; Royal Vopak N.V.; Sunoco Logistics Partners L.P.; TransMontaigne Partners L.P.; Vitol Holding B.V.; and Westway Group, Inc. Certain financial institutions may also be competitors. These include: Alinda Capital Partners LLC; ArcLight Capital Partners; Challenger Infrastructure Fund; First Reserve Corporation; and Global Infrastructure Partners.

Energy-Related Business: IMTT – (continued)

In both the NYH and lower Mississippi River markets, IMTT operates the largest terminal by capacity which, combined with the capabilities of IMTT’s facilities, provides IMTT with a strong competitive position in both of these key bulk liquid storage markets.

Customers

IMTT provides bulk liquid storage services primarily to vertically integrated petroleum product producers and refiners, chemical manufacturers, food processors and traders of bulk liquid petroleum, chemical and agricultural products. No customer represented more than 10% of IMTT’s consolidated revenues and accounts receivable for the year ended and at December 31, 2011.

Customer Contracts

A typical IMTT customer contract includes:

•	terms of three to five years;
•	charges at rates stated in terms of cents per barrel of storage capacity per month and payable whether the storage is used or not;
•	a certain number of free product movements into and out of the storage tank and throughput rates for movements in excess of this number;
•	charges for heating which essentially reflect a pass-through of IMTT’s cost;
•	charges for other services such as rail car unloading and other ancillary services;
•	annual inflation based escalators for all contracted rates and charges;
•	provisions that ensure customers retain title to products stored and have responsibility for securing insurance against loss;
•	provisions for rate step ups in the event that storage costs increase due to changes in laws or other environmental obligations; and
•	responsibility for customers to return their tanks, at the end of the contract, clean and odor free.

IMTT is responsible for ensuring appropriate care of products stored at its facilities and maintains adequate insurance with respect to its exposure.

Regulation

The rates that IMTT charges for its services are not subject to regulation. However, a number of regulatory bodies oversee IMTT’s operations. IMTT must comply with numerous federal, state and local environmental, occupational health and safety, security, tax and planning statutes and regulations. These regulations require IMTT to obtain and maintain permits to operate its facilities and impose standards that govern the way IMTT operates its business. If IMTT does not comply with the relevant regulations, it could lose its operating permits and/or incur fines and increased liability. As a result, IMTT has developed environmental and health and safety compliance functions which are overseen by the terminal managers at the terminal level, as well as IMTT’s Director of Environmental, Health and Safety, Chief Operating Officer and Chief Executive Officer. While changes in environmental, health and safety regulations pose a risk to IMTT’s operations, such changes are generally phased in over time to manage the impact on industry.

The Bayonne terminal was acquired and expanded over a 28 year period. It has significant remediation requirements that were partially assumed at the time of purchase from the various former owners. One former owner retained environmental remediation responsibilities for a purchased site as well as responsibility for sharing other remediation costs. Remediation efforts entail removal of the free product, groundwater control and treatment, soil treatment, repair/replacement of sewer systems, and the implementation of containment and monitoring systems. These remediation activities are expected to continue for ten to twenty years.

Energy-Related Business: IMTT – (continued)

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

Management

The day-to-day operations of IMTT’s terminals are overseen by individual terminal managers who are responsible for all aspects of the operations at their respective sites. IMTT’s terminal managers have on average 30 years experience in the bulk liquid storage industry and 18 years of service with IMTT.

The IMTT head office in New Orleans provides the business with central management that performs support functions such as accounting, tax, finance, human resources, insurance, information technology and legal services and provides support for functions that have been partially de-centralized to the terminal level such as engineering and environmental and occupational health and safety regulatory compliance. The Board of IMTT Holdings consists of six members with three appointees each from Macquarie Terminal Holdings, LLC, our wholly owned subsidiary, and our co-investor. All decisions of the Board require majority approval, including the approval of at least one member appointed by Macquarie Terminal Holdings, LLC and one member appointed by our co-investor. The Shareholders’ Agreement to which we became a party at the time of our investment in IMTT contains a customary list of items that must be referred to the Board for approval. The Shareholders’ Agreement is included as an exhibit to this Annual Report on Form 10-K.

Distribution of funds to the Company from IMTT is governed by the Shareholders’ Agreement between the Company and the co-investor that owns the remaining 50% stake. The co-investor has refused to vote in favor of distributing these funds, and the Company believes that such refusal violates the Shareholders’ Agreement. MIC has been unable to resolve this dispute with the co-owner of IMTT regarding distributions, despite efforts to do so in accordance with the Shareholders’ Agreement. Accordingly, on April 18, 2011, MIC initiated formal arbitration proceedings with the Voting Trust of IMTT Holdings Inc. (“Voting Trust”) and IMTT Holdings Inc. under the auspices of the American Arbitration Association, as provided under the Shareholders’ Agreement. MIC believes the Voting Trust’s defenses and claims in the arbitration are without merit. We currently expect a decision by the arbitrators in the first quarter of 2012, or soon after. See “Risk Factors — Risks Related to IMTT” in Part I, Item 1A for further discussion.

Employees

As of December 31, 2011, IMTT (excluding non-consolidated sites) had a total of 1,063 employees, including 157 employed by Oil Mop. At the Bayonne terminal, 142 employees are unionized, 52 of the employees are unionized at the Lemont and Joliet terminals and 35 employees are unionized at the Quebec terminal. We believe employee relations at IMTT are good.

Energy-Related Business: The Gas Company

Business Overview

The Gas Company is Hawaii’s only government franchised full-service gas company, manufacturing and distributing gas products and services in Hawaii. The market includes Hawaii’s approximately 1.4 million residents and approximately 7.3 million visitors in 2011. The Gas Company manufactures synthetic natural gas, or SNG, for its utility customers on Oahu, and distributes Liquefied Petroleum Gas, or LPG, to utility and non-utility customers throughout the state’s six primary islands.

The Gas Company has two primary businesses, utility (or regulated) and non-utility (or unregulated):

•	The utility business serves approximately 35,300 customers through localized pipeline distribution systems located on the islands of Oahu, Hawaii, Maui, Kauai, Molokai and Lanai. Over 90% of these customers are on Oahu. The utility business includes the manufacture, distribution and sale of SNG on the island of Oahu and distribution and sale of LPG. Utility revenue consists principally of sales of SNG and LPG. The operating costs for the utility business include the cost of locally purchased feedstock, the cost of manufacturing SNG from the feedstock, LPG purchase costs and the cost of distributing SNG and LPG to customers. Utility sales comprised approximately 43% of The Gas Company’s total contribution margin in 2011.
•	The non-utility business sells and distributes LPG to approximately 33,400 customers. LPG is delivered by truck to individual tanks located on customer sites on Oahu, Hawaii, Maui, Kauai, Molokai and Lanai. Non-utility revenue is generated primarily from the sale of LPG delivered to customers. The operating costs for the non-utility business include the cost of purchased LPG and the cost of distributing the LPG to customers. Non-utility sales comprised approximately 57% of The Gas Company’s total contribution margin in 2011.

The Gas Company’s two products, SNG and LPG, are relatively clean-burning fuels that produce lower levels of carbon emissions than other hydrocarbon fuels such as coal or oil. This is particularly important in Hawaii where heightened public awareness of environmental impact makes lower emission products attractive to customers.

SNG and LPG have a wide number of commercial and residential applications including water heating, drying, cooking, emergency power generation and decorative lighting, such as tiki torches. LPG is also used as a fuel for specialty vehicles such as forklifts. Gas customers include residential customers and a wide variety of commercial, hospitality, military, public sector and wholesale customers.

The Gas Company is exploring the use of Liquefied Natural Gas, or LNG, as a back-up for the business’ SNG supply requirements, which includes determining the feasibility of importing LNG from the U.S. in conventional containers.

Summary financial information of The Gas Company is as follows ($ in millions):

	As of, and for the Year Ended, December 31,
	2011	2010	2009
Revenue	$252.8	$210.6	$175.4
EBITDA excluding non-cash items(1)	49.0	44.4	37.6
Total assets	373.5	350.4	344.9
% of our consolidated revenue	25.6%	25.0%	24.7%

(1)	See “Business — Our Business and Investments” in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7 for further information and a reconciliation of net income (loss) to EBITDA excluding non-cash items.

Strategy

The Gas Company’s long-term strategy has three components. The first is to increase and diversify its customer base. The business intends to increase penetration of the residential, government (primarily military) and tourism-related markets. The business also intends to invest in and promote the value of The Gas Company’s products and services and its attractiveness as a cleaner alternative to other energy sources in Hawaii.

Energy-Related Business: The Gas Company – (continued)

As a second component of its strategy, The Gas Company intends to diversify its sources of SNG feedstock and LPG to ensure reliable supply and to mitigate any potential cost increases to its customers. The Gas Company is exploring other clean and renewable energy alternatives that may be distributed using its existing infrastructure, including renewable natural gas and LNG.

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

Liquefied Petroleum Gas.  LPG is a generic name for a mixture of hydrocarbon gases, typically propane and butane. LPG liquefies at a relatively low pressure under normal temperature conditions. As a result, LPG can be stored or transported more easily than natural gas or SNG. LPG is typically transported in cylinders or tanks. Domestic and commercial applications of LPG are similar to those of natural gas and SNG.

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

Although the HPUC sets the base rate for the SNG and LPG sold by The Gas Company’s utility business, the business is permitted to pass through changes in its raw materials cost by means of a monthly fuel adjustment charge, or FAC. The adjustment protects the business’ earnings from volatility in feedstock costs.

The business’ utility rates are established by the HPUC in periodic rate cases typically initiated by The Gas Company. The business initiates a rate case by submitting a request to the HPUC for an increase in rates based, for example, upon materially higher costs related to providing the service. Following initiation of the rate increase request and submissions by other intervening parties of their positions on the rate request, and potentially an evidentiary hearing, the HPUC issues a decision establishing the revenue requirements and the resulting rates that The Gas Company will be allowed to charge.

Other Regulations.  The HPUC regulates all franchised or certificated public service companies operating in Hawaii; prescribes rates, tariffs, charges and fees; determines the allowable rate of earnings in establishing rates; issues guidelines concerning the general management of franchised or certificated utility businesses; acts on requests for the acquisition, sale, disposition or other exchange of utility properties, including mergers and consolidations; and acts on requests for financings. When we acquired The Gas Company, we agreed to 14 regulatory conditions with the HPUC that address a variety of matters including: a requirement that the ratio of consolidated debt to total capital for The Gas Company, LLC and HGC Holdings LLC, or HGC, does not exceed 65%; and a requirement to maintain $20.0 million in readily-available cash resources at The Gas Company, HGC or MIC.

Energy-Related Business: The Gas Company – (continued)

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

Fuel Supply, SNG Plant and Distribution System

Fuel Supply

The business obtains its LPG from three sources: imports from foreign sources and each of the Chevron and Tesoro oil refineries located on Oahu. The business has LPG supply arrangements for all three sources. If required, the business can purchase LPG from foreign sources through the spot-market. In 2011, The Gas Company purchased approximately half of its LPG requirement from foreign sources, one-third from Chevron and the remainder from Tesoro.

In January 2012, Tesoro announced plans to sell its operations in Hawaii, including its refinery on Oahu, its operations at 32 retail gas stations and all associated logistical assets. Tesoro indicated that the sale would occur no earlier than the second half of 2012. In 2010, Chevron considered converting its Hawaii refinery to a storage terminal and concluded that it would continue operating as a refinery in Hawaii; however, to our knowledge, Chevron has not publicly commented on the matter since. The Chevron refinery also supplies The Gas Company’s principal competitor in the non-utility market.

Any decision by Tesoro or Chevron regarding their operations in Hawaii could affect the business’ cost of LPG and may adversely impact its non-utility contribution margin and profitability. In an effort to mitigate the risk of supply disruption and/or a potential increase in costs, the business has increased the number of shipments of foreign sourced product and has been making additional investments in storage.

The business also obtains all of its feedstock and fuel for SNG production, naphtha, from the Tesoro refinery on Oahu. The Gas Company has a supply agreement in place with Tesoro through September 30, 2013. The agreement is subject to approval by the HPUC, and such approval is expected by mid-2012. The Gas Company expects that a modest level of savings will be passed through to consumers, all else being equal, via the fuel adjustment charge mechanism and will have no impact on utility contribution margin and minimal impact on the non-utility margin.

In the event that Tesoro shuts down the refinery completely or limits supply, The Gas Company has been evaluating alternatives for its utility business, including extended usage of the backup utility propane air unit, importation of naphtha, development of locally-sourced naphtha on Oahu, and importation of LNG.

SNG Plant and Distribution System (Utility Business)

The Gas Company manufactures SNG at its plant located west of the Honolulu business district. With proper inspection and testing and with routine maintenance and capital investment, the economic life of the SNG plant life is expected to be approximately 20 years. The economic life of the plant may be extended with additional capital investment.

Energy-Related Business: The Gas Company – (continued)

A 22-mile transmission pipeline links the SNG plant to a distribution system that ends at Pier 38 in south Oahu. From Pier 38, a pipeline distribution system consisting of approximately 900 miles of distribution and service pipelines takes the gas to customers. Additionally, LPG is trucked to holding tanks on Oahu and shipped by barge to the neighboring islands where it is distributed via pipelines to utility customers that are not connected to the Oahu SNG pipeline system. Approximately 90% of the business’ pipeline system is on Oahu.

Distribution System (Non-Utility Business)

The non-utility business provides gas on all six primary islands to customers that are not connected to the business’ utility pipeline system. The majority of The Gas Company’s non-utility customers are on islands other than Oahu. LPG is distributed to these islands by direct deliveries from overseas suppliers and by barge delivery. The business also owns the infrastructure to distribute LPG to its customers, such as harbor pipelines, trucks, several holding facilities and storage base-yards on Kauai, Maui and Hawaii.

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

Employees and Management

As of December 31, 2011, The Gas Company had 310 employees, of which 206 were unionized. The unionized employees are subject to a collective bargaining agreement that expires on April 30, 2015. The business believes it has a good relationship with the union and there have been no major disruptions in operations due to labor matters for over 30 years. Management of the business is headquartered in Honolulu, Hawaii.

District Energy

Business Overview

Through December 22, 2009, District Energy consisted of a 100% ownership of Thermal Chicago and a 75% interest in Northwind Aladdin The remaining 25% equity interest in Northwind Aladdin was owned by Nevada Electric Investment Company, or NEICO, an indirect subsidiary of NV Energy, Inc.

On December 23, 2009, we sold 49.99% of our membership interests in District Energy to John Hancock Life Insurance Company and John Hancock Life Insurance Company (U.S.A.) (collectively “John Hancock”) for $29.5 million. NEICO continues to own 25% equity stake in Northwind Aladdin. The financial results discussed in this Form 10-K reflect 100% of District Energy’s full year performance.

District Energy operates the largest district cooling system in the United States. The system currently serves approximately 100 customers in downtown Chicago and one customer outside the downtown area under long-term contracts. District Energy produces chilled water at five plants located in downtown Chicago and distributes it through a closed loop of underground piping for use in the air conditioning systems of large commercial, retail and residential buildings in the central business district. The first of the plants became operational in 1995, and the most recent came on line in June 2002. With modifications made in 2009, the downtown system has the capacity to produce approximately 92,000 tons of chilled water, although it has approximately 105,000 tons of cooling under contract. The business is able to sell continuous service capacity in excess of the total system capacity because not all customers use their contracted capacity at the same time.

Energy-Related Business: District Energy – (continued)

District Energy also owns a site-specific heating and cooling plant that serves a single customer in Chicago outside the downtown area. This plant has the capacity to produce 4,900 tons of cooling and 58 million British Thermal Units, or BTUs, of heating per hour.

District Energy’s Las Vegas operation owns and operates a stand-alone facility that provides cold and hot water (for chilling and heating, respectively) to three customers in Las Vegas, Nevada. These customers consist of a resort and casino, a condominium that began receiving full service in February 2010 and a shopping complex. The three customers represent approximately 47%, 45% and 8% of the Las Vegas operation’s cash flows, respectively. All three Las Vegas contracts expire in February 2020. The Las Vegas operation represented approximately 25% of the cash flows of District Energy in 2011.

Summary financial information for 100% of District Energy is as follows ($ in millions):

	As of, and for the Year Ended, December 31,
	2011	2010	2009
Revenue	$52.4	$56.8	$48.6
EBITDA excluding non-cash items(1)	22.7	22.8	20.8
Total assets	217.6	228.5	234.8
% of our consolidated revenue	5.3%	6.8%	6.8%

(1)	See “Business — Our Business and Investments” in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7 for further information and a reconciliation of net income (loss) to EBITDA excluding non-cash items.

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

Strategy

District Energy’s strategy comprises attracting and connecting new customers to the system and investing in further expansion. We believe that District Energy’s successful execution of this strategy will contribute to the continued generation of consistent revenue and stable cash flows as a result of the long-term contractual relationships with its customers and the management team’s proven ability to improve the operating performance of the business.

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

System Expansion:  Since our acquisition in 2004, system modifications and expansion have increased total cooling capacity of the business’ plants by approximately 15,000 tons or 15%. Projects currently under development can further expand the system capability and accommodate an expected increase in demand for district cooling in Chicago.

Energy-Related Business: District Energy – (continued)

Operations

Maintenance is typically performed by qualified contract personnel and off-season maintenance is performed by a combination of plant staff and contract personnel. The majority of preventive maintenance is conducted off-season.

Customers

District Energy currently serves approximately 100 customers in downtown Chicago and one outside the downtown area. Its customer base is diverse and consists of retail stores, office buildings, residential buildings, theaters and government facilities. Office and commercial buildings constitute approximately 67% of its customer base. No one customer accounts for more than 10% of total contracted capacity at December 31, 2011 and 2010.

The business typically enters into contracts with the owners of the buildings to which the chilled water service is provided. The weighted average life of customer contracts as of December 31, 2011 is approximately 9 years. The majority of these contracts require a termination payment if a customer wishes to terminate a contract early or if the business terminates the contract for customer default. The termination payment allows the business to recover the remaining capital that it invested to provide service to the customer.

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

Seasonality

Consumption revenue is higher in the summer months when the demand for chilled water is at its highest. Approximately 75% of consumption revenue is received in the second and third quarters combined each year.

Competition

District Energy is not subject to substantial competitive pressures. Customers are generally not contractually permitted to cool their premises by means other than the chilled water service the business provides. In addition, the primary alternative available to building owners is the installation of a stand-alone water chilling system (self-cooling). While competition from self-cooling exists, the business expects that the majority of its current contracts will be renewed at maturity. Installation of a water chilling system can require significant building reconfiguration as well as space for reconfiguration, and capital expenditure, whereas District Energy has the advantage of economies of scale in terms of efficiency, staff and electricity procurement.

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

Energy-Related Business: District Energy – (continued)

City of Chicago Use Agreement

The business is not subject to specific government regulation, but its downtown Chicago system operates under the terms of a Use Agreement with the City of Chicago. The Use Agreement establishes the rights and obligations of District Energy and the City of Chicago with respect to its use of the public ways. Under the Use Agreement, the business has a non-exclusive right to construct, install, repair, operate and maintain the plants, facilities and piping essential in providing district cooling chilled water service to customers. During 2008, the Chicago City Council extended the term of the Use Agreement for an additional 20 years until December 31, 2040. Any proposed renewal, extension or modification of the Use Agreement will be subject to approval by the City Council of Chicago.

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

Employees

As of December 31, 2011, District Energy had 40 full-time employees and one part-time employee. In Chicago, 27 plant staff members are employed under a three-year collective bargaining agreement expiring on January 14, 2015. In Las Vegas, 6 plant staff members are employed under a four-year labor agreement expiring on March 31, 2013. We believe employee relations at District Energy are good.

Aviation-Related Business

Atlantic Aviation

Business Overview

Atlantic Aviation operates FBOs at 65 airports in the United States. Atlantic Aviation’s FBOs provide fueling and fuel-related services, aircraft parking and hangar services to owners/operators of jet aircraft, primarily in the general aviation sector of the air transportation industry, but also commercial, military, freight and government aviation customers.

Summary financial information for Atlantic Aviation is as follows ($ in millions):

	As of, and for the Year Ended, December 31,
	2011	2010	2009
Revenue	$683.6	$573.4	$486.1
EBITDA excluding non-cash items(1)	126.7	117.5	106.5
Total assets	1,374.4	1,410.1	1,473.2
% of our consolidated revenue	69.1%	68.2%	68.5%

(1)	See “Business — Our Business and Investments” in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7 for further information and a reconciliation of net income (loss) to EBITDA excluding non-cash items.

Aviation-Related Business: Atlantic Aviation – (continued)

Industry Overview

FBOs service the general aviation segment of the air transportation industry. General aviation includes corporate and leisure flying and does not include commercial air carriers or military operations. Local airport authorities, the owners of the airport property, grant FBO operators the right to provide fueling and other services pursuant to a long-term ground lease. Fuel sales provide the majority of an FBO’s revenue and gross profit.

FBOs generally operate in environments with high barriers to entry. Airports often have limited physical space for additional FBOs. Airport authorities generally do not have an incentive to add additional FBOs unless there is a significant demand for additional capacity, as profit-making FBOs are more likely to reinvest in the airport and provide a broad range of services, thus attracting increased airport traffic. The increased traffic tends to generate additional revenue for the airport authority in the form of landing and fuel flowage fees. Government approvals and design and construction of a new FBO can also take significant time and capital expenditures.

Demand for FBO services is driven by the level of general aviation flight activity. The general aviation activity level is measured by the number of take-offs and landings in a given period. General aviation business jet take-offs and landings increased 2.2% in 2011 compared with 2010 according to flight data reported by the Federal Aviation Administration, or “FAA”. Because Atlantic Aviation operates at a subset of the airports surveyed by the FAA, the correlation between Atlantic Aviation’s performance and the industry data will not be perfect. Nonetheless, the business believes it is a useful directional tool to assess trends in the general aviation sector. The business believes business jet traffic will continue to expand if economic activity continues to recover.

Strategy

Atlantic Aviation is pursuing a strategy that has five principal components:

•	an overarching commitment to provide superior service and safety to its customers;
•	organically grow the business and leverage the size of the Atlantic Aviation network and its information technology capabilities to identify marketing leads and implement cross-selling initiatives;
•	aggressively manage the business so as to minimize, to the extent possible, its operating expenses;
•	optimize the portfolio through selective site acquisition and divestitures as well as taking actions to extend the life of its existing leases; and
•	continue to reduce debt to levels believed to be sustainable over the long-term.

These components are discussed in greater detail in the Operations and Marketing sections below.

Operations

The business has high-quality facilities and focuses on attracting customers who desire a high level of personal service. Fuel and fuel-related services generated 82% of Atlantic Aviation’s revenue and accounted for 66% of Atlantic Aviation’s gross profit in 2011. Other services, including de-icing, aircraft parking, hangar rental and catering, provided the balance. Fuel is stored in fuel tank farms and each FBO operates refueling vehicles owned or leased by the FBO. The FBO either owns or has access to the fuel storage tanks to support its fueling activities. At some of Atlantic Aviation’s locations, services are also provided to commercial carriers. These may include refueling from the carrier’s own fuel supplies stored in the carrier’s fuel farm, de-icing and/or ground and ramp handling services.

Atlantic Aviation buys fuel at a wholesale price and sells fuel to customers at a contracted price, or at a price negotiated at the point of purchase. While wholesale fuel costs can be volatile, Atlantic Aviation generally passes fuel cost changes through to customers and attempts to maintain and, when possible, increase dollar-based margin per gallon of fuel sold. Atlantic Aviation also fuels aircraft with fuel owned by other parties and charges customers a service fee.

Aviation-Related Business: Atlantic Aviation – (continued)

Atlantic Aviation has limited exposure to commodity price risk as it generally carries a limited inventory of jet fuel on its books and passes fluctuations in the wholesale cost of fuel through to its customers.

Atlantic Aviation is particularly focused on managing costs effectively. Atlantic Aviation will continue to evaluate opportunities to reduce expenses through, for example, business reengineering, more efficient purchasing, partnering with service providers such as credit card processors and capturing synergies in acquisitions.

Atlantic Aviation periodically evaluates its portfolio of FBOs. As a result, the business may conclude that some of its sites do not have sufficient scale nor do they serve a market with sufficiently strong growth prospects to warrant continued operations at these sites. Consistent with this, in 2011, Atlantic Aviation divested certain FBOs, primarily to in-field competitors who valued the opportunity to consolidate operations. Proceeds from these divestitures were used to purchase new FBOs in markets that have a rate of growth in general aviation activity greater than in the markets exited. Atlantic Aviation will continue to evaluate its portfolio and may opportunistically divest certain sites and redeploy proceeds of these into acquisitions of sites in more attractive markets.

Locations

Atlantic Aviation’s FBO facilities operate pursuant to long-term leases from airport authorities or local government agencies. The business and its predecessors have a strong history of successfully renewing leases, and have held some leases for over 40 years.

During 2011, Atlantic Aviation was able to increase its weighted average remaining lease length from 16.8 to 17.8 years including extension options. The leases at 17 of Atlantic Aviation’s FBOs, accounting for 21.4% of Atlantic Aviation’s gross profit, will expire within the next five years. No individual FBO generates more than 10% of the gross profit of the business at December 31, 2011.

The airport authorities have termination rights in each of Atlantic Aviation’s leases. Standard terms allow for termination if Atlantic Aviation defaults on the terms and conditions of the lease, abandons the property or becomes insolvent or bankrupt. Less than ten leases may be terminated with notice by the airport authority for convenience or other similar reasons. In each of these cases, there are compensation agreements based on amortization schedules or obligations of the authority to make best efforts to relocate the FBO. Most of the leases allow for termination if liens are filed against the property.

Marketing

Atlantic Aviation has a number of marketing programs, each utilizing an internally-developed point-of-sale system that tracks general aviation flight movements. One program supports flight tracking and provides customer relationship management data that facilitates upselling of fuel and optimization of revenue per customer.

In 2011, Atlantic Aviation enhanced their business intelligence system which improved the timeliness and accuracy of management data. As part of their enhancements, Atlantic Aviation partnered with a provider of flight planning data to better understand the universe of take-offs and landings. By combining this information with their internal business intelligence system, Atlantic Aviation is able to serve their customers more effectively and drive operational efficiencies.

Another marketing program is a loyalty program for pilots known as “Atlantic Awards” that provides an incentive to purchase fuel from Atlantic Aviation. Atlantic Awards has gained wide acceptance among pilots. These awards are recorded as a reduction in fuel-revenue in Atlantic Aviation’s consolidated financial statements.

Competition

Atlantic Aviation competes with other FBO operators at approximately half of its locations. The FBOs compete on the basis of location of the facility relative to runways and street access, service, value-added features, reliability and price. Each FBO also faces competitive pressure from the fact that aircraft may take on sufficient fuel at one location and not need to refuel at a specific destination. FBO operators also face indirect competition from facilities located at nearby airports.

Aviation-Related Business: Atlantic Aviation – (continued)

Atlantic Aviation’s main competitors are Signature Flight Support, Landmark Aviation and Million Air. Other than Signature, these competitors are privately owned. To our knowledge, other than the three main competitors listed, no other competitor operates more than 20 FBOs.

Regulation

The aviation industry is overseen by a number of regulatory bodies, but its primary regulator is the FAA. The business is also regulated by the local airport authorities through lease contracts with those authorities. The business must comply with federal, state and local environmental statutes and regulations associated in part with the operation of underground fuel storage tanks. These requirements include, among other things, tank and pipe testing for tightness, soil sampling for evidence of leaking and remediation of detected leaks and spills. Atlantic Aviation’s FBOs are subject to regular inspection by federal and local environmental agencies and local fire and airline quality control departments. The business does not expect that compliance and related remediation work will have a material negative impact on earnings or the competitive position of Atlantic Aviation. The business has not received notice requiring it to cease operations at any location or of any abatement proceeding by any government agency as a result of failure to comply with applicable environmental laws and regulations.

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

Atlantic Aviation’s operations are overseen by senior personnel with an average of approximately 24 years experience each in the aviation industry. The business management team has established close and effective working relationships with local authorities, customers, service providers and subcontractors. The team is responsible for overseeing the FBO operations, setting strategic direction and ensuring compliance with all contractual and regulatory obligations.

Atlantic Aviation’s head office is in Plano, Texas. The head office provides the business with overall management and performs centralized functions including accounting, information technology, risk management, human resources, payroll and insurance arrangements.

During 2011, Atlantic Aviation established a Business Development group in order to continually evaluate various options to optimize Atlantic Aviation’s FBO portfolio. These options include selective dispositions at locations where Atlantic Aviation’s operations are sub-scale relative to their markets or where there is opportunity to create value, and redeployment of sales proceeds in new or existing markets with attractive growth prospects, whether through acquisition or in response to requests for proposals from airport authorities.

Employees

As of December 31, 2011, the business employed 1,709 people across all of its sites. Approximately 7.8% of the employee population is covered by collective bargaining agreements. We believe employee relations at Atlantic Aviation are good.

Our Employees — Consolidated Group

As of December 31, 2011, we employed approximately 2,100 people across our three ongoing, consolidated businesses (excluding IMTT) of which approximately 18% were subject to collective bargaining agreements. The Company itself does not have any employees.

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

You can also find information on the Governance page on our website where we post documents including:

•	Third Amended and Restated Operating Agreement of Macquarie Infrastructure Company LLC;
•	Amended and Restated Management Services Agreement, as further amended;
•	Corporate Governance Guidelines;
•	Code of Ethics and Conduct;
•	Charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee;
•	Policy for Shareholder Nomination of Candidates to Become Directors of Macquarie Infrastructure Company LLC; and
•	Information for Shareholder Communication with our Board of Directors, our Audit Committee and our Lead Independent Director.

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

You can request a copy of these documents at no cost, excluding exhibits, by contacting Investor Relations at 125 West 55th Street, New York, NY 10019 (212-231-1825).

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

We own 50% of IMTT and 50.01% of District Energy and may acquire less than majority ownership in other businesses in the future. Our ability to influence the management of businesses in which we own noncontrolling interests, and the ability of these businesses to continue operating without disruption, depends on our reaching agreement with our co-investors and reconciling investment and performance objectives for these businesses. Our co-investors may become bankrupt or may have economic or other business interests that are inconsistent with our interests and goals. To the extent that we are unable to agree with co-investors regarding the business and operations of the relevant investment, the performance of the investment and the operations may suffer, we may not receive anticipated distributions or such distributions may be delayed and there may be a material adverse impact on our results. In addition, we may become involved in costly litigation or other dispute resolution procedures to resolve disagreements with our co-investors, which would divert management’s attention.

Furthermore, we may, from time to time, own noncontrolling interests in investments. Management and controlling shareholders of these investments may develop different objectives than we have and we may be unable to control the timing or amount of distributions we receive from these investments. Our inability to exercise significant influence over the operations, strategies and policies of non-controlled investments means that decisions could be made that could adversely affect our results and our ability to generate cash and pay dividends on our LLC interests. See also “Risks Related to IMTT — We share ownership and voting control of IMTT with a third party co-investor. A representative and beneficiary of that co-investor is currently the CEO of IMTT. Our ability to exercise significant influence over the business or level of distributions from IMTT is limited, and we have been, and we may continue to be negatively impacted by disagreements with our co-investor regarding IMTT’s business and operations”.

Our holding company structure may limit our ability to make regular dividends in the future to our shareholders because we will rely on the cash flows and distributions from our businesses.

The Company is a holding company with no operations. Therefore, it is dependent upon the ability of our businesses and investments to pay dividends and make distributions to the Company to enable it to meet its expenses, and to make dividends to shareholders in the future. The ability of our operating subsidiaries and the businesses in which we will hold investments to make distributions to the Company is subject to limitations based on their operating performance, the terms of their debt agreements and the applicable laws of their respective jurisdictions. In addition, the ability of each business to reduce its outstanding debt will be similarly limited by its operating performance, as discussed below and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Fluctuations in economic, equity and credit market conditions may have a material adverse effect on our results of operations, our liquidity or our ability to obtain credit on acceptable terms.

Should the economic, equity and credit market conditions become disrupted, our ability to raise equity or obtain capital, to repay or refinance credit facilities at maturity, pay significant capital expenditures or fund growth may be costly and/or impaired. Our access to debt financing in particular will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit history and credit capacity, as well as the historical performance of our businesses and lender perceptions of their and our financial prospects. In the event we are unable to obtain debt financing, particularly as significant credit facilities mature, our internal sources of liquidity may not be sufficient.

Economic conditions may also increase our counterparty risk, particularly in those businesses whose revenues are determined under multi-year contracts, such as IMTT and District Energy. Should conditions deteriorate, we would expect to see increases in counterparty defaults and/or bankruptcies, which could result in an increase in bad debt expense and may cause our operating results to decline.

The volatility in the financial markets makes projections regarding future obligations under pension plans difficult. Two of our businesses, The Gas Company and IMTT, have defined benefit retirement plans. Future funding obligations under those plans depend in large part on the future performance of plan assets and the mix of investment assets. Our defined benefit plans hold a significant amount of equity securities as well as fixed income securities. If the market values of these securities decline or if interest rates decline, our pension expense and cash funding requirements would increase and, as a result, could materially adversely affect the results and liquidity of these businesses and the Company.

If borrowing costs increase or if debt terms become more restrictive, the cost of refinancing and servicing our debt will increase, reducing our profitability and ability to freely deploy free cash flow.

The majority of indebtedness at our businesses matures within two to three years. Refinancing this debt may result in substantially higher interest rates or margins or substantially more restrictive covenants. Any of these could limit operational flexibility or reduce dividends and/or distributions from our operating businesses to us, which would have an adverse impact on our ability to freely deploy free cash flow. We cannot provide assurance that we or the other owners of any of our businesses will be able to make capital contributions to repay some or all of the debt if required.

The debt facilities at our businesses contain terms that become more restrictive over time, with stricter covenants and increased amortization schedules. Those terms will limit our ability to freely deploy free cash flow.

Security breaches or interruptions in our information systems could materially adversely affect our business.

We rely on information technology networks and systems to process, transmit and store electronic information used to operate our businesses. We also share certain information technology networks with our Manager. The information technology infrastructure we use, as well as the information technology systems used by our Manager, could be vulnerable to security breach, damage or interruption from computer viruses, cyber attacks, cyber terrorism, natural disasters or telecommunications failures. If our technology systems were to fail or be breached and we were unable to recover in a timely manner, we may be unable to fulfill critical business functions and confidential data could be compromised, which could have a material adverse effect on our results of operations, financial condition and cash flows.

Unfavorable publicity or public perception of the industries in which we operate could adversely impact our operating results and our reputation.

Accidents and incidents involving the aviation industry, particularly those involving the airports and heliport at which we operate, whether or not directly related to the Company’s services, and the media coverage thereof, can adversely impact the Company’s reputation and the demand for our services. Similarly, negative publicity or public perception of the energy-related industries in which we operate, including through media coverage of environmental contamination and climate change concerns, could reduce demand for our services and harm our reputation. Any reduction in demand for the services our businesses provide or damage to our reputation could have a material adverse effect on our results of operations and business prospects.

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

A number of the properties owned by IMTT have been subject to environmental contamination in the past and require remediation for which IMTT is liable. These remediation obligations exist principally at IMTT’s Bayonne and Lemont facilities and could cost more than anticipated or could be incurred earlier than anticipated, or both. In addition, IMTT may discover additional environmental contamination at its Bayonne, Lemont or other facilities that may require remediation at significant cost to IMTT. Further, the past contamination of the properties owned by IMTT, including by former owners or operators of such properties, could result in remediation obligations, personal injury, property damage, environmental damage or similar claims by third parties.

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

Our businesses and investments are subject to federal, state and local safety, health and environmental laws and regulations. These laws and regulations affect all aspects of their operations and are frequently modified. There is a risk that any one of our businesses or investments may not be able to comply with some aspect of these laws and regulations, resulting in fines or penalties. Additionally, if new laws and regulations are adopted or if interpretations of existing laws and regulations change, we could be required to increase capital spending and incur increased operating expenses in order to comply. Because the regulatory environment frequently changes, we cannot predict when or how we may be affected by such changes. Environmental emissions and other compliance testing technologies continue to improve, which may result in more stringent, targeted environmental regulations and compliance obligations in the future, for example at IMTT, the costs of which could be material and adversely affect our cash flows and results of operations.

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

We believe that infrastructure businesses face a greater risk of terrorist attack than other businesses, particularly those businesses that have operations within the immediate vicinity of metropolitan and suburban areas. Specifically, because of the combustible nature of the products of The Gas Company and consumer reliance on these products for basic services, the business’ SNG plant, transmission pipelines, barges and storage facilities may be at greater risk for terrorism attacks than other businesses, which could affect its operations significantly. Any terrorist attacks that occur at or near our business locations would likely cause significant harm to our employees and assets. In recent years, insurers have significantly reduced the amount of insurance coverage available for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events. A terrorist attack that makes use of our property, or property under our control, may result in liability far in excess of available insurance coverage. In addition, any terrorist attack, regardless of location, could cause a disruption to our business and a decline in earnings. Furthermore, it is likely to result in an increase in insurance premiums and a reduction in coverage, which could cause our profitability to suffer.

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

Risks Related to IMTT

We share ownership and voting control of IMTT with a third party co-investor. A representative and beneficiary of that co-investor is currently the CEO of IMTT. Our ability to exercise significant influence over the business or level of distributions from IMTT is limited, and we have been, and we may continue to be negatively impacted by disagreements with our co-investor regarding IMTT’s business and operations.

We own 50% of IMTT; the remaining 50% is owned by a trust for the benefit of members of IMTT’s founding family. Our co-investor currently manages the day to day operations of IMTT, and our ability to influence the business is limited to our rights under the Shareholders’ Agreement governing our investment in IMTT. Our co-investor may continue to fail to act in compliance with the Shareholders’ Agreement and may have other business interests that are inconsistent with our interests and goals, and may continue to take actions that are contrary to our business objectives and requests. For example, management, operating under the express or implied direction of the CEO or the co-investor, may oppose MIC’s interests in dealings with lenders, contractors, customers, suppliers, regulators and other third party stakeholders, as well MIC’s interests in normal business planning and budgeting processes. We may not agree with our co-investor as to the payment, amount or timing of distributions or as to transactions such as significant capital expenditures, acquisitions or dispositions of assets and financings. Disputes with our co-investor have resulted in arbitration that has been costly and diverted the attention of our management. Our inability to exercise control over the management of IMTT’s business could materially adversely affect IMTT’s and our results of operations. To the extent that our co-investor and IMTT management continue to act in ways inconsistent with their obligations to MIC, further arbitration or litigation will be necessary to preserve MIC’s rights.

Distribution of funds to the Company from IMTT is governed by the Shareholders’ Agreement between the Company and the co-investor that owns the remaining 50% stake. The co-investor has refused to vote in favor of distributing these funds, and the Company believes that such refusal violates the Shareholders’ Agreement. MIC has been unable to resolve this dispute with the co-owner of IMTT regarding distributions, despite efforts to do so in accordance with the Shareholders’ Agreement. Accordingly, on April 18, 2011, MIC initiated formal arbitration proceedings with the Voting Trust of IMTT Holdings Inc. (“Voting Trust”) and IMTT Holdings Inc. under the auspices of the American Arbitration Association.

Although we had hoped that the day to day operations of IMTT would not be affected by this dispute, MIC is concerned that, until the issues in the arbitration have been finally resolved, IMTT’s senior management (which includes members and beneficiaries of the Voting Trust) will continue to make operational decisions that are influenced by the context of the arbitration. We also cannot assure that this dispute will be resolved favorably for us or within the time frame expected, that any negative publicity will not adversely affect the Company or IMTT, or that the costs involved, and the diversion of management’s attention, will not adversely impact our results of operations. We can also not ensure that MIC will not need to seek judicial enforcement of any award from the arbitration or initiate other arbitration or litigation to preserve MIC’s rights with respect to IMTT. In addition, we cannot ensure that the Voting Trust or IMTT management will abide by an award. The value and trading price of our LLC interests may be negatively impacted by the uncertainty surrounding the outcome of this dispute.

IMTT’s business is dependent on the demand for bulk liquid storage capacity in the locations where it operates.

Demand for IMTT’s bulk liquid storage is largely a function of U.S. domestic demand for chemical, petroleum and vegetable and animal oil products and, less significantly, the extent to which such products are imported into and/or exported out of the United States. U.S. domestic demand for chemical, petroleum and vegetable and animal oil products is influenced by a number of factors, including economic conditions, growth in the U.S. economy, the pricing of chemical, petroleum and vegetable and animal oil products and their substitutes. Import and export volumes of these products to and from the United States are influenced by demand and supply imbalances in the United States and overseas, the cost of producing chemical, petroleum and vegetable and animal oil products domestically versus overseas and the cost of transporting the products between the United States and overseas destinations. Specifically, production of natural gas from mainland North America may increase or decrease the demand for bulk liquid storage. This situation continues to develop and the effects are not yet predictable.

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

IMTT has a number of customers that together generate a material proportion of IMTT’s revenue and gross profit. In 2011, IMTT’s ten largest customers by revenue generated approximately 54.0% of terminal revenue. The insolvency of any of these large customers could result in an increase in unutilized storage capacity in the absence of such capacity being rented to other customers and adversely affect IMTT’s revenue and profitability and the distributions it makes to us.

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

The Gas Company manufactures SNG and distributes SNG and LPG. SNG feedstock or LPG supply disruptions or refinery shutdowns that limit the business’ ability to manufacture and/or deliver gas to customers could increase costs as a result of an inability to source feedstock at rates comparable to those being paid currently. The extended unavailability of one or both of the refineries or disruption to crude oil supplies or feedstock to Hawaii could also result in an increased reliance on imported sources. An inability to purchase LPG from foreign sources would adversely affect operations. The business is also limited in its ability to store LPG, and any disruption in supply may cause a depletion of LPG stocks. Currently, the business has only one contracted source of feedstock for SNG, the Tesoro refinery, and if Tesoro chooses to discontinue the production or sale of feedstock to the business, which they could do with little notice, The Gas Company’s utility business would suffer a significant disruption and potentially incur significant operating cost increases and/or capital expenditures until alternative supplies of feedstock could be developed. In the event of a supply disruption, an inability to obtain feedstock from alternative sources would adversely affect operations. The business is also limited in its ability to warehouse SNG feedstock in the event of a disruption. All supply disruptions of SNG or LPG, if occurring for an extended period, could adversely impact the business’ contribution margin and cash flows.

In January 2012, Tesoro announced plans to sell its operations in Hawaii, including its refinery on Oahu, its operations at 32 retail gas stations and all associated logistical assets. Tesoro indicated that the sale would occur no earlier than the second half of 2012. The Gas Company maintains feedstock and LPG contracts with

Tesoro expiring September 30, 2013. The Gas Company cannot, however, rely on indefinite supply from the Tesoro Hawaii Refinery and may be required to make provisions to replace the SNG feedstock and LPG from other sources. This may result in an increase in the cost of both SNG feedstock and LPG. The Gas Company also shares common infrastructure with Tesoro, which it utilizes under the terms of its services agreement. If The Gas Company is unable to utilize these facilities as part of its ongoing operations, and it is unable to operate a back-up solution, there could be an adverse impact to the business’ contribution margin and cash flows.

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

Other fuel sources such as electricity, diesel, solar energy, geo-thermal, wind, other gas providers and alternative energy sources may be substituted for certain gas end-use applications, particularly if the price of gas increases relative to other fuel sources, whether due to higher costs or otherwise. Customers could, for a number of reasons, including increased gas prices, lower costs of alternative energy or convenience, meet their energy needs through alternative sources. This could have an adverse effect on the business’ revenue and cash flows.

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

The Gas Company’s operations on the islands of Hawaii, Maui and Kauai rely on LPG that is transported to those islands by Jones Act qualified barges from Oahu and from non-Jones Act vessels from foreign ports. Disruptions to service by those vessels could adversely affect the financial performance of the business.

The Jones Act requires that all goods transported by water between U.S. ports be carried in U.S.-flag ships and that they meet certain other requirements. The business has time charter agreements allowing the use of two barges that currently have a cargo capacity of approximately 470,000 gallons and 550,000 gallons of LPG, respectively. The barges used by the business are the only two Jones Act qualified barges available in the Hawaiian Islands capable of carrying large volumes of LPG. They were both refurbished in their last dry dock during 2010 and 2011, which extended their useful economic lives at least through to the next scheduled dry dock in 2016. If the barges are unable to transport LPG from Oahu and the business is not able to secure foreign-source LPG or obtain an exemption to the Jones Act that would permit importation of a sufficient quantity of LPG from the mainland U.S., the profitability of the business could be adversely impacted. If the barges require refurbishment or repair at a greater frequency than forecast, cash outflows for capital costs could adversely impact The Gas Company’s results and cash flows.

The Gas Company is subject to risks associated with volatility in the Hawaii economy.

Tourism and government activities (including the military) are two of the largest components of Hawaii’s economy. Hawaii’s economy is heavily influenced by economic conditions in the U.S. and Asia and their impact on tourism, as well as by government spending. A large portion of The Gas Company’s sales are generated by businesses that rely on tourism. If the local economy deteriorates, the volume of gas sold could be negatively affected by business closures and/or lower usage and adversely impact the business’ financial performance. Additionally, a lack of growth in the Hawaiian economy could reduce the level of new residential construction, and adversely impact growth in volume from new residential customers. A reduction in government activity, particularly military activity, or a shift by either away from the use of gas products, could also have a negative impact on The Gas Company’s results.

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

Because of its geographic location and the unique economy of Hawaii, The Gas Company is subject to challenges in hiring and maintaining staff with specialized skill sets.

The changing nature of the Hawaiian energy complex, combined with the impact of the global economic recession has had an impact on the Company’s staffing requirements. Volatility in feedstock prices, together with the impact of the State of Hawaii’s goals to reduce dependency on imported petroleum require staff with specialized knowledge of the energy sector. Because the resident labor pool in Hawaii is both small, and oriented mainly to Hawaii’s basic industries, it is difficult to find individuals with the ideal skill sets. Moreover, relocation to Hawaii is costly and often requires employees to make cultural and family adjustments not normally required for a change of employment. The inability to source and retain staff with appropriate skill sets could adversely impact the performance of the business.

The renewable natural gas initiative exposes The Gas Company to new supply, counterparty, facility and technology risks.

The Gas Company expects it will convert up to 1.0 million gallons per year of animal fat and non-food grade oils to renewable natural gas. The technology used to produce renewable gas from non-petroleum based feedstock is not widely used and must be customized by The Gas Company for its particular application. The Gas Company may not be able to obtain sufficient quantities of feedstock from locally produced sources to satisfy its needs. Commencing April 1, 2012, The Gas Company must report the percentage of renewable and sustainable components in its feedstock to the HPUC. In the event The Gas Company fails to produce a reasonable proportion of gas from renewable and sustainable sources, its reputation could be adversely impacted.

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

The Use Agreement expires on December 31, 2040 and may be terminated by the City of Chicago for any uncured material breach of its terms and conditions. The City of Chicago may also require District Energy to pay liquidated damages of $6,000 a day if the business fails to remove, modify, replace or relocate its facilities when required to do so, if it installs any facilities that are not properly authorized under the Use Agreement or if the district cooling system does not conform to the City of Chicago’s standards. Each of these non-compliance penalties could result in substantial financial loss or effectively shut down the district cooling system in downtown Chicago.

Any proposed renewal, extension or modification of the Use Agreement requires approval by the City Council of Chicago. Extensions and modifications subject to the City of Chicago’s approval include those to enable the expansion of chilling capacity and the connection of new customers to the district cooling system. The City of Chicago’s approval is contingent upon the timely filing of an Economic Disclosure Statement, or EDS (disclosure required by Illinois state law and Chicago city ordinances to certify compliance with various laws and ordinances), by us and certain of the beneficial owners of our stock. If any of these investors fails to file a completed EDS form within 30 days of the City of Chicago’s request or files an incomplete or inaccurate EDS, the City of Chicago has the right to refuse to provide the necessary approval for any extension or modification of the Use Agreement or to rescind the Use Agreement altogether. If the City of Chicago declines to approve extensions or modifications to the Use Agreement, District Energy may not be able to increase the capacity of its district cooling system and pursue its growth strategy. Furthermore, if the City of Chicago rescinds or voids the Use Agreement, the district cooling system in downtown Chicago would be effectively shut down and the business’ financial condition and results of operations would be materially and adversely affected as a result.

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

Northwind Aladdin derives a majority of its cash flows from a contract with the Planet Hollywood resort and casino (formerly known as the Aladdin resort and casino) in Las Vegas to supply cold and hot water and back-up electricity. The Aladdin resort and casino emerged from bankruptcy immediately prior to District Energy’s acquisition of Northwind Aladdin in September 2004, and during the course of those proceedings, the contract with Northwind Aladdin was amended to reduce the payment obligations of the Aladdin resort and casino. If the Planet Hollywood resort and casino were to enter into bankruptcy again and a cheaper source of the services that Northwind Aladdin provides can be found, the current contract may be terminated or amended. This could result in a total loss or significant reduction in District Energy’s income from Northwind Aladdin, for which the business may receive no compensation.

Weather conditions and conservation efforts may negatively impact District Energy’s results of operations.

District Energy’s earnings are generated by the sale of cooling and heating services. Weather conditions that are significantly cooler than normal in District Energy’s service areas may negatively affect demand for the services it provides. Demand for its services may also be reduced by the conservation efforts of its customers and by any conservation mandated by regulations to curb the effects of climate change and global warming. A reduction in demand for District Energy’s services could adversely affect District Energy’s results of operations.

Risks Related to Atlantic Aviation

Deterioration of business jet traffic at airports where Atlantic Aviation operates would decrease Atlantic Aviation’s ability to refinance its debt.

As of December 31, 2011, Atlantic Aviation had total long-term debt outstanding of $780.6 million, consisting of $727.2 million in term loan debt; $50.0 million in capital expenditure facilities; and $3.4 million in stand-alone debt facility. The terms of these debt arrangements require compliance with certain operating and financial covenants. The ability of Atlantic Aviation to meet their respective debt service obligations and to refinance or repay their outstanding indebtedness will depend primarily upon cash produced by this business.

At December 31, 2011, Atlantic Aviation’s current debt-to-EBITDA ratio, as defined under its loan agreement, was 5.98x. This compares with a maximum permitted debt-to-EBITDA ratio of 7.50x. The maximum permitted debt-to-EBITDA ratio drops to 6.75x on March 31, 2012. A decline in business jet take-offs and landings at airports where Atlantic Aviation operates FBOs could result in a reduction of Atlantic Aviation’s EBITDA as defined under its loan agreement, absent an ability for the business to reduce costs or take other mitigating actions. Consequently, Atlantic Aviation’s debt-to-EBITDA ratio may increase, decreasing its ability to refinance its debt when it falls due. If Atlantic Aviation is unable to repay or refinance this debt, it may be rendered insolvent. A default on the debt obligations leading to bankruptcy or insolvency would cause Atlantic Aviation to default on its FBO leases and would allow the local airport authorities to terminate the leases.

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

Air travel and air traffic volume can also be affected by events that have nationwide and industry-wide implications. Events such as wars, outbreaks of disease such as SARS, and terrorist activities in the United States or overseas may reduce air travel. Local circumstances include downturns in the general economic conditions of the area where an airport is located or other situations in which the business’ major FBO customers relocates their home base or preferred fueling stop to alternative locations.

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

FBO operators at a particular airport compete based on a number of factors, including location of the facility relative to runways and street access, service, value added features, reliability and price. Many of Atlantic Aviation’s FBOs compete with one or more FBOs at their respective airports and with FBOs at nearby airports. Furthermore, leases related to FBO operations may be subject to competitive bidding at the end of their term. Some present and potential competitors may have or may obtain greater financial and marketing resources than Atlantic Aviation, which may negatively impact Atlantic’s Aviation ability to compete at each airport or for lease renewal. Some competitors may aggressively or irrationally price their bids for airport concessions, which may limit the business’ ability to grow or renew its portfolio.

Atlantic Aviation’s FBOs do not have the right to be the sole provider of FBO services at any airport. The authority responsible for each airport has the ability to grant other leases to other operators and new competitors could be established at those airports. The addition of new competitors may reduce or impair Atlantic Aviation’s ability to grow or improve its financial performance.

Increased pricing competition at Atlantic Aviation may have an adverse effect on market share and fuel margins, causing a decline in the profitability of that business.

Atlantic Aviation’s competitors may pursue more aggressive pricing strategies. These competitors may operate FBOs at a number of airports where Atlantic Aviation operates or at airports near where it operates. Excessive price discounting may cause fuel volume and market share decline, potential decline in hangar rentals and de-icing and may result in increased margin pressure, adversely affecting the profitability of this business.

The termination for cause or convenience of one or more of the FBO leases would damage Atlantic Aviation’s operations significantly.

Atlantic Aviation’s revenue is derived from long-term leases at 65 airports in the U.S. If Atlantic Aviation defaults on the terms and conditions of its leases, including upon insolvency, the relevant authority may terminate the lease without compensation. Additionally, leases at six airports, representing approximately 11.8% of Atlantic Aviation’s gross profit in 2011, allow the relevant authority to terminate the lease at their convenience. In each case, Atlantic Aviation would then lose the income from that location and potentially the expected returns from prior capital expenditures. Atlantic Aviation would also likely be in default under the loan agreements and be obliged to repay its lenders a portion or the entire outstanding loan amount. Any such events would have a material adverse effect on Atlantic Aviation’s results of operations.

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

We are a limited liability company structured as a non-operating holding company of three operating businesses and one substantial, unconsolidated investment. We have elected to be treated as a corporation for tax purposes. Our consolidated federal income tax group is comprised of two of our operating businesses. Our investment and one of our operating businesses file stand-alone federal income tax returns. To the extent we receive distributions either from our investment or operating business that is not a part of our tax group, and these distributions are characterized as a dividend for tax purposes (as opposed to a return of capital), such distributions would be eligible for the federal dividends received deductions (80% exclusion in calculating taxes). These and other factors may make it difficult for some potential investors, particularly those without a moderate level of financial acumen, to accurately assess the value of our LLC interests and may adversely impact the market for our LLC interests.

Our Manager’s decision to reinvest its quarterly base management fees in LLC interests or retain the cash will affect holders of LLC interests differently.

Our Manager, in its sole discretion, may elect to retain base management fees paid in cash or to reinvest such payments in additional LLC interests. In the event the Manager chooses not to reinvest the fees to which it is entitled in additional LLC interests, the amount paid will reduce the cash that may otherwise be distributed as a dividend to all shareholders or used in the Company’s operations. In the event the Manager chooses to reinvest the fees to which it is entitled in additional LLC interests, effectively returning the cash to us, such reinvestment will dilute existing shareholders by the increase in the percentage of shares owned by the Manager. Either option may adversely impact the market for our LLC interests.

Our reported EBITDA excluding non-cash items and free cash flow will be lower if the Manager elects to retain base management fees in cash as compared with its election to reinvest such base management fees in additional LLC interests. The amount by which these items are lower could be material. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7 for further information on how we calculate these items and what management uses these items for.

Our total assets include a substantial amount of goodwill and intangible assets. The write-off of a significant portion of intangible assets would negatively affect our reported earnings.

Our total assets reflect a substantial amount of goodwill and other intangible assets. At December 31, 2011, goodwill and other intangible assets, net, represented approximately 54.3% of total assets from continuing operations. Goodwill and other intangible assets were primarily recognized as a result of the acquisitions of our businesses and investments. Other intangible assets consist primarily of airport operating rights, customer relationships and trade names. On at least an annual basis, we assess whether there has been an impairment in the value of goodwill and assess for impairment of other intangible assets with indefinite lives when there are triggering events or circumstances. If the carrying value of the tested asset exceeds its estimated fair value, impairment is deemed to have occurred. In this event, the amount is written down to fair value. Under current accounting rules, this would result in a charge to reported earnings. We have recognized significant impairments in the past, and any future determination requiring the write-off of a significant portion of goodwill or other intangible assets would negatively affect our reported earnings and total capitalization, and could be material.

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

Furthermore, if our Manager resigns, the Company and its subsidiaries will be required to cease use of the Macquarie brand entirely, and change their names to remove any reference to “Macquarie”. This may cause the value of the Company and the market price of our LLC interests to decline.

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

The market price of our LLC interests may fluctuate significantly. Many factors that are beyond our control may significantly affect the market price and marketability of our LLC interests and may adversely affect our ability to raise capital through equity financings. These factors include the following:

•	price and volume fluctuations in the stock markets generally;

•	significant volatility in the market price and trading volume of securities of Macquarie Group Limited and/or vehicles managed by the Macquarie Group or branded under the Macquarie name or logo;
•	significant volatility in the market price and trading volume of securities of registered investment companies, business development companies or companies in our sectors, which may not be related to the operating performance of these companies;
•	changes in our earnings or variations in operating results;
•	any shortfall in EBITDA excluding non-cash items or free cash flow from levels expected by securities analysts;
•	changes in regulatory policies or tax law;
•	operating performance of companies comparable to us; and
•	loss of funding sources.

Risks Related to Taxation

We have significant income tax Net Operating Losses, or NOLs, which may not be realized before they expire.

We have $135.2 million in federal NOL carryforwards. While we have concluded that all but $7.8 million of the NOLs will more likely than not be realized, there can be no assurance that we will utilize the NOLs generated to date or any NOLs we might generate in the future. In addition, we have incurred state NOLs and have provided a valuation allowance against a portion of those state NOLs. As with our federal NOLs, there is also no assurance that we will utilize those state losses or future losses. Further, the State of Illinois has suspended the use of NOL carryforwards through 2014, similar to the State of California’s suspension of an NOL deduction through 2011 for large corporations. There can be no assurance that other states will not suspend the use of NOL carryforwards or that California and Illinois will not extend the suspension of the use of NOL carryforwards.

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

The Gas Company

The Gas Company has facilities and equipment on all major Hawaiian Islands including: land beneath the SNG plant; several LPG holding tanks and cylinders; approximately 1,100 miles of underground piping, of which approximately 900 miles are on Oahu; and a 22-mile transmission pipeline from the SNG plant to Pier 38 in Honolulu.

A summary of property, by island, follows. For more information regarding The Gas Company’s operations, see “Our Businesses and Investments — The Gas Company — Fuel Supply, SNG Plant and Distribution System” in Part I, Item 1.

Island	Description	Use	Own/Lease
Oahu	SNG Plant	Production of SNG	Lease
	Kamakee Street Buildings and Maintenance yard	Engineering, Maintenance Facility, Warehouse	Own
	LPG Baseyard	Storage facility for tanks and cylinders	Lease
	Topa Fort Street Tower	Executive Offices	Lease
	Various Holding Tanks	Store and supply LPG to utility customers	Lease
Maui	Office, tank storage facilities and baseyard	Island-wide operations	Lease
Kauai	Office	Island-wide operations	Own
Kauai	Tank storage facility and baseyard	Island-wide operations	Lease
Hawaii	Office, tank storage facilities and baseyard	Island-wide operations	Own

District Energy

District Energy owns or leases six plants in Chicago as follows:

Plant Number	Ownership or Lease Information
P-1	The building and equipment are owned by District Energy and the business has a long-term property lease until 2043 with an option to renew for 49 years.
P-2	Property, building and equipment are owned by District Energy.
P-3	District Energy has a property lease that expires in 2033 with a right to renew for ten years. The equipment is owned by District Energy, but the landlord has a purchase option over approximately one-fourth of the equipment.
P-4	District Energy has a property lease that expires in 2016 and the business may renew the lease for another 10 years for the P-4B property unilaterally, and for P-4A, with the consent of the landlord. The equipment at P-4A and P-4B is owned by District Energy. The landlord can terminate the service agreement and the P-4A property lease upon transfer of the property, on which P-4A and P-4B are located, to a third-party.
P-5	District Energy has an exclusive perpetual easement for the use of the basement where the equipment is located. The equipment is owned by District Energy.
Stand-Alone	District Energy has a contractual right to use the property pursuant to a service agreement and will own the equipment until the earliest of 2025 when the equipment reverts to the customer or if the customer exercises an early purchase option.

District Energy also owns approximately 14 miles of underground piping through which it distributes chilled water from its facilities to the customers in downtown Chicago.

The equipment at District Energy’s Las Vegas facility is housed in its own building on a parcel of leased property within the perimeter of the Planet Hollywood resort. The property lease expires in 2020 and is co-terminous with the supply contract with the Planet Hollywood resort. The building and equipment are owned by District Energy and upon expiration of the lease the business is required to either abandon the building and equipment or remove them at the landlord’s expense. For further details, see “Our Business and Investments — District Energy — Business Overview” in Part I, Item 1.

Aviation-Related Business

Atlantic Aviation

Atlantic Aviation does not own any real property. Its operations are carried out under various long-term leases. The business leases office space for its head office in Plano, Texas. For more information regarding Atlantic Aviation’s FBO locations, see “Our Businesses and Investments — Atlantic Aviation — Business —  Locations” in Part I, Item 1. The current lease in Plano, Texas expires in 2012. Atlantic Aviation has negotiated a new 7 year lease for a larger premise within 2 miles of its current location. We believe that these facilities are adequate to meet current and foreseeable future needs.

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

ITEM 3. LEGAL PROCEEDINGS

Arbitration Proceeding Between MIC and Co-investor in IMTT

MIC has been unable to resolve the dispute with the co-owner of IMTT regarding distributions, despite efforts to do so in accordance with the Shareholders’ Agreement. Accordingly, on April 18, 2011, MIC initiated formal arbitration proceedings with the Voting Trust of IMTT Holdings Inc. (“Voting Trust”) and IMTT Holdings Inc. under the auspices of the American Arbitration Association, as provided under the Shareholders’ Agreement. MIC believes the Voting Trust’s defenses and claims in the arbitration are without merit. We currently expect a decision by the arbitrators in the first quarter of 2012, or soon after.

IMTT is named as a respondent because under the Shareholders’ Agreement it is responsible for any monetary damages resulting from a breach of the Shareholders’ Agreement by the Voting Trust. MIC is seeking payment of distributions due for the quarter ended December 31, 2010 and subsequent periods, or appropriate damages as a result of the nonpayment of distributions, an order covering future periods and other non-monetary relief that is designed to minimize the risk of future disputes. MIC is concerned that, until the issues in the arbitration have been finally resolved, IMTT’s senior management (which includes members and beneficiaries of the Voting Trust) will continue to make operational decisions that are influenced by the context of the arbitration. We expect that this will be resolved through the arbitration.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —  Dividends”.

IMTT Bayonne — Clean Air Act

Section 185 of the Clean Air Act (CAA) requires States (or in the absence of state action, the EPA) in severe and extreme non-attainment areas to adopt a penalty for major stationary sources of volatile organic compounds and nitrogen oxides if the area fails to attain the one-hour ozone National Ambient Air Quality Standard (NAAQS) set by the EPA. IMTT’s Bayonne facility is a major stationary source of volatile organic compounds and nitrogen oxides in the New Jersey-Connecticut severe non-attainment area. Although we believe IMTT’s Bayonne facility is in substantial compliance with CAA obligations, the subject area failed to meet the required NAAQS by the attainment date in 2007 and as a consequence IMTT-Bayonne believes it is likely to be assessed a penalty linked to its 2008 to 2011 emissions that were in excess of baseline levels. IMTT expects that the penalty related to these matters will be less than $500,000 in the aggregate and that it will not be payable until 2012 or later. IMTT continues to work to reduce, to the extent feasible, its emissions in order to avoid or reduce potential future penalties.

Except as noted above, there are no legal proceedings pending that we believe will have a material adverse effect on us other than ordinary course litigation incidental to our businesses. We are involved in ordinary course legal, regulatory, administrative and environmental proceedings. Typically, expenses associated with these proceedings are covered by insurance.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our LLC interests are traded on the NYSE under the symbol “MIC”. The following table sets forth, for the fiscal periods indicated, the high and low closing prices per LLC interest on the NYSE:

	High	Low
Fiscal 2010
First Quarter	$14.13	$12.20
Second Quarter	16.95	12.79
Third Quarter	15.50	12.49
Fourth Quarter	21.17	15.40
Fiscal 2011
First Quarter	$24.97	$20.56
Second Quarter	28.09	22.24
Third Quarter	27.76	20.21
Fourth Quarter	28.15	21.97
Fiscal 2012
First Quarter (through February 17, 2012)	$29.56	$27.57

As of February 17, 2012, we had 46,338,225 LLC interests issued and outstanding that we believe were held by 60 holders of record, representing approximately 18,500 beneficial holders.

Dividend Policy

MIC has been structured to provide investors with an opportunity to generate an attractive “total return” based on the capital appreciation resulting from the improved operating performance of our businesses and investments over time and the payment of a sustainable and growing cash dividend. We reinstated a quarterly cash dividend in May of 2011 with a $0.20 per share dividend for the first quarter of 2011. A $0.20 dividend has been paid for each quarter since. The amount of the dividend was determined based on the cash flows available to MIC from its operating companies. It is our intent to pay out the majority of the cash that is freely distributable at the MIC level, subject to maintaining a prudent level of reserves and without creating volatility in the amount of such dividends.

MIC is receiving distributions from Atlantic Aviation, The Gas Company and from its controlling interest in District Energy. A portion of the cash generated by Atlantic Aviation is being used to reduce Atlantic Aviation’s indebtedness. Cash generated by IMTT is the subject of an ongoing arbitration involving MIC and its co-investor in IMTT. We believe that when we have access to a portion of the cash generated by IMTT and when we are no longer applying the cash generated by Atlantic Aviation to prepay its debt, we will distribute the majority of the free cash flow generated by our businesses as a dividend to our shareholders.

Since January 1, 2010, MIC has made or declared the following dividends:

Declared	Period Covered	$ per LLC Interest	Record Date	Payable Date
February 21, 2012	Fourth quarter 2011	$0.20	March 5, 2012	March 8, 2012
October 31, 2011	Third quarter 2011	$0.20	November 14, 2011	November 17, 2011
August 1, 2011	Second quarter 2011	$0.20	August 15, 2011	August 18, 2011
May 2, 2011	First quarter 2011	$0.20	May 11, 2011	May 18, 2011

The Company has determined that the dividends paid in 2011 are characterized as a taxable dividend for tax purposes. The Company anticipates that the dividend will be eligible for treatment as qualified dividend income for U.S. federal income tax purposes, subject to the shareholder having met the holding period requirements as defined by the Internal Revenue Code. Holders of MIC LLC interests are encouraged to seek their own tax advice with regard to their investment in MIC.

The declaration and payment of any future dividends will be subject to a decision of the Company’s Board of Directors. The Board will take into account such matters as the state of the capital markets and general business conditions, the Company’s financial condition, results of operations, capital requirements and any contractual, legal and regulatory restrictions on the payment of dividends by the Company to its shareholders or by its subsidiaries to the Company, and any other factors that it deems relevant. In particular, each of the Company’s businesses and investments have substantial debt commitments and restrictive covenants, which must be satisfied before any of them can make distributions to the Company. Any or all of these factors could affect both the timing and amount, if any, of future dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Part II, Item 7.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data includes the results of operations, cash flow and balance sheet data for the years ended, and as of, December 31, 2011, 2010, 2009, 2008 and 2007 for our consolidated group, with the results of businesses acquired during those years being included from the date of each acquisition. The selected financial data for each of the five years in the period ended December 31, 2011 have been derived from the consolidated financial statements of the Company, which financial statements have been audited by KPMG LLP, independent registered public accountants. The information below should be read in conjunction with the consolidated financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7.

	Macquarie Infrastructure Company LLC
	Year Ended Dec 31, 2011	Year Ended Dec 31, 2010	Year Ended Dec 31, 2009	Year Ended Dec 31, 2008	Year Ended Dec 31, 2007
	($ In Thousands, Except Share and Per Share Data)
Statement of operations data:
Revenue
Revenue from product sales	$639,521	$514,344	$394,200	$586,054	$445,852
Revenue from product sales – utility	140,746	113,752	95,769	121,770	95,770
Service revenue	203,532	204,852	215,349	264,851	207,680
Financing and equipment lease income	4,992	7,843	4,758	4,686	4,912
Total revenue	988,791	840,791	710,076	977,361	754,214
Cost of revenue
Cost of product sales	437,049	326,734	233,376	408,690	303,796
Cost of product sales – utility	116,413	90,542	73,907	105,329	66,226
Cost of services(1)	52,744	53,088	46,317	63,850	53,387
Gross profit	382,585	370,427	356,476	399,492	330,805
Selling, general and administrative expenses	202,486	201,787	209,783	227,288	181,830
Fees to manager – related party	15,475	10,051	4,846	12,568	65,639
Goodwill impairment(2)	—	—	71,200	52,000	—
Depreciation(3)	33,815	29,721	36,813	40,140	20,502
Amortization of intangibles(4)	42,107	34,898	60,892	61,874	32,356
Loss on disposal of assets(5)	1,522	17,869	—	—	—
Total operating expenses	295,405	294,326	383,534	393,870	300,327
Operating income (loss)	87,180	76,101	(27,058)	5,622	30,478
Interest income	112	29	119	1,090	5,705
Interest expense(6)	(59,361)	(106,834)	(95,456)	(88,652)	(65,356)
Loss on extinguishment of debt	—	—	—	—	(27,512)
Equity in earnings (losses) and amortization charges of investees	22,763	31,301	22,561	1,324	(32)
Loss on derivative instruments	—	—	(25,238)	(2,843)	(1,362)
Other income (expense), net	912	712	570	(198)	(1,260)
Net income (loss) from continuing operations before income taxes	51,606	1,309	(124,502)	(83,657)	(59,339)
(Provision) benefit for income taxes	(22,718)	8,697	15,818	14,061	16,764
Net income (loss) from continuing operations	$28,888	$10,006	$(108,684)	$(69,596)	$(42,575)
Net income (loss) from discontinued operations, net of taxes	—	81,323	(21,860)	(110,045)	(9,960)
Net income (loss)	$28,888	$91,329	$(130,544)	$(179,641)	$(52,535)
Less: net income (loss) attributable to noncontrolling interests	1,545	659	(1,377)	(1,168)	(481)
Net income (loss) attributable to MIC LLC	$27,343	$90,670	$(129,167)	$(178,473)	$(52,054)

	Macquarie Infrastructure Company LLC
	Year Ended Dec 31, 2011	Year Ended Dec 31, 2010	Year Ended Dec 31, 2009	Year Ended Dec 31, 2008	Year Ended Dec 31, 2007
	($ In Thousands, Except Share and Per Share Data)
Basic income (loss) per share from continuing operations attributable to MIC LLC interest holders	$0.59	$0.21	$(2.43)	$(1.56)	$(1.05)
Basic income (loss) per share from discontinued operations attributable to MIC LLC interest holders	—	1.78	(0.44)	(2.41)	(0.22)
Basic income (loss) per share attributable to MIC LLC interest holders	$0.59	$1.99	$(2.87)	$(3.97)	$(1.27)
Weighted average number of shares outstanding: basic	45,995,207	45,549,803	45,020,085	44,944,326	40,882,067
Diluted income (loss) per share from continuing operations attributable to MIC LLC interest holders	$0.59	$0.21	$(2.43)	$(1.56)	$(1.05)
Diluted income (loss) per share from discontinued operations attributable to MIC LLC interest holders	—	1.78	(0.44)	(2.41)	(0.22)
Diluted income (loss) per share attributable to MIC LLC interest holders	$0.59	$1.99	$(2.87)	$(3.97)	$(1.27)
Weighted average number of shares outstanding: diluted	46,021,015	45,631,610	45,020,085	44,944,326	40,882,067
Cash distributions declared per share	$0.80	$—	$—	$2.125	$2.385

	Macquarie Infrastructure Company LLC
	Year Ended Dec 31, 2011	Year Ended Dec 31, 2010	Year Ended Dec 31, 2009	Year Ended Dec 31, 2008	Year Ended Dec 31, 2007
	($ In Thousands)
Statement of cash flows data:
Cash flow from continuing operations
Cash provided by operating activities	$91,042	$98,555	$82,976	$95,579	$93,499
Cash used in investing activities	(39,682)	(24,774)	(516)	(56,716)	(638,853)
Cash (used in) provided by financing activities	(53,137)	(76,528)	(117,818)	1,698	570,618
Effect of exchange rate	—	—	—	—	(1)
Net (decrease) increase in cash	$(1,777)	$(2,747)	$(35,358)	$40,561	$25,263
Cash flow from discontinued operations
Cash (used in) provided by operating activities	$—	$(12,703)	$(4,732)	$(1,904)	$3,051
Cash provided by (used in) investing activities	—	134,356	(445)	(26,684)	(5,157)
Cash (used in) provided by financing activities	—	(124,183)	2,144	(1,215)	(3,072)
Cash used in discontinued operations(7)	$—	$(2,530)	$(3,033)	$(29,803)	$(5,178)
Change in cash of discontinued operations held for sale(7)	$—	$2,385	$(208)	$2,459	$5,902

(1)	Includes depreciation expense of $6.6 million, $6.6 million, $6.1 million, $5.8 million, and $5.8 million for the years ended December 31, 2011, 2010, 2009, 2008, and 2007, respectively, relating to District Energy.
(2)	Reflects non-cash impairment charges of $71.2 million and $52.0 million recorded during the first six months of 2009 and the fourth quarter of 2008, respectively, at Atlantic Aviation.

(3)	Includes non-cash impairment charges of $1.4 million, $7.5 million and $13.8 million recorded during the second quarter of 2011, first six months of 2009 and the fourth quarter of 2008, respectively, at Atlantic Aviation.
(4)	Includes non-cash impairment charges of $7.3 million, $23.3 million and $21.7 million for contractual arrangements recorded during the second quarter of 2011, first six months of 2009 and the fourth quarter of 2008, respectively, at Atlantic Aviation and a $1.3 million non-cash impairment charge on the airport management contracts at Atlantic Aviation in 2007.
(5)	Loss on disposal of assets includes $1.5 million and $17.9 million for FBOs sold at Atlantic Aviation during the years ended December 31, 2011 and 2010, respectively.
(6)	Interest expense includes non-cash gains on derivative instruments of $18.2 million for the year ended December 31, 2011. For the years ended December 31, 2010 and 2009, interest expense includes non-cash losses on derivative instruments of $23.4 million and $4.3 million, respectively.
(7)	Cash of discontinued operations held for sale is reported in assets of discontinued operations held for sale in our consolidated balance sheets. The net cash (used in) provided by discontinued operations is different than the change in cash of discontinued operations held for sale due to intercompany transactions that are eliminated in consolidation.

	Macquarie Infrastructure Company LLC
	Year Ended Dec 31, 2011	Year Ended Dec 31, 2010	Year Ended Dec 31, 2009	Year Ended Dec 31, 2008	Year Ended Dec 31, 2007
	($ In Thousands)
Balance sheet data:
Assets of discontinued operations held for sale	$—	$—	$86,695	$105,725	$258,899
Total current assets from continuing operations	143,313	125,427	129,866	193,890	201,604
Property, equipment, land and leasehold improvements, net(1)	561,022	563,451	580,087	592,435	577,498
Intangible assets, net(2)	662,135	705,862	751,081	811,973	846,941
Goodwill(3)	516,175	514,253	516,182	586,249	636,336
Total assets	$2,168,633	$2,196,742	$2,339,221	$2,552,436	$2,813,029
Liabilities of discontinued operations held for sale	$—	$—	$220,549	$224,888	$225,042
Total current liabilities from continuing operations	148,902	171,286	174,647	135,311	121,892
Deferred income taxes	177,262	156,328	107,840	83,228	202,683
Long-term debt, net of current portion	1,086,053	1,089,559	1,166,379	1,327,800	1,225,150
Total liabilities	1,474,773	1,510,047	1,764,453	1,918,175	1,841,159
Members’ equity	$703,682	$691,149	$578,526	$628,838	$966,552

(1)	Includes non-cash impairment charges of $1.4 million, $7.5 million and $13.8 million recorded during the second quarter of 2011, first six months of 2009 and the fourth quarter of 2008, respectively, at Atlantic Aviation.
(2)	Includes non-cash impairment charges of $7.3 million, $23.3 million and $21.7 million for contractual arrangements recorded during the second quarter of 2011, first six months of 2009 and the fourth quarter of 2008, respectively, at Atlantic Aviation and a $1.3 million non-cash impairment charge on the airport management contracts at Atlantic Aviation in 2007.
(3)	Reflects non-cash impairment charges of $71.2 million and $52.0 million recorded during the first six months of 2009 and the fourth quarter of 2008, respectively, at Atlantic Aviation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Macquarie Infrastructure Company LLC should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere herein.

Overview

We own, operate and invest in a diversified group of infrastructure businesses that provide basic services, such as chilled water for building cooling and gas utility services to businesses and individuals primarily in the U.S. The businesses we own and operate are energy-related businesses consisting of: a 50% interest in IMTT, The Gas Company and our controlling interest in District Energy; and an aviation-related business, Atlantic Aviation.

Our infrastructure businesses generally operate in sectors with significant barriers to entry, including high initial development and construction costs, the existence of long-term contracts or the requirement to obtain government approvals and a lack of immediate cost-efficient alternatives to the services provided. Overall they tend to generate sustainable long-term cash flows.

In analyzing the financial condition and results of operations of our businesses, we focus primarily on cash generation generally, and our ability to distribute cash to shareholders in particular. The ability of our businesses to generate cash, broadly, is tied to their ability to effectively manage the volume of product/services sold and the margin earned on those sales. Offsetting these are required payments on debt facilities, taxes and capital expenditures necessary to maintain the productivity of the fixed assets of the businesses, among others.

At IMTT, we focus on the amount of storage under contract and the rates at which that storage is leased to third parties and on making appropriate expenditures in maintaining fixed assets of the business. We currently expect capacity utilization to grow marginally in 2012 and average storage rates to increase, though at a lower percentage than in 2011, subject to the drivers of storage demand remaining intact. In 2012, we will also be focused on resolving our pending dispute with the co-owner of IMTT and on receiving distributions in accordance with the Shareholders’ Agreement between the owners of the business.

At Atlantic Aviation, our focus is on attracting and maintaining relationships with general aviation aircraft owners and pilots such that they are incentivized to use our FBOs, and with managing the capital structure of the business to maintain access to a portion of the cash flow being generated. We currently expect general aviation activity to increase in 2012 and along with that the gross profit generated by our FBOs, subject to there being continued economic recovery, particularly in the United States. We intend to manage the expenses of the business in a manner generally consistent with keeping leverage levels at or below agreed upon levels and in doing so making distributions of 50% of the free cash flow of the business to our holding company.

At The Gas Company, our focus is on the number of customers served, and in the case of the non-utility portion of the business, the margins achieved on sales of gas products as well. We periodically pursue rate cases that allow for adjustment of the rates in the utility portion of the business. We presently do not intend to pursue any significant rate case in 2012. In the coming year our efforts will be aimed at increasing the percentage of the addressable market receiving gas products from The Gas Company. Subject to the debt markets remaining favorable, we will seek to refinance the debt facilities of the business on economically sensible terms consistent with the amount and tenor of that debt. We currently expect that the distribution of cash generated by The Gas Company will be used to support our current level of dividends to shareholders.

At District Energy, we focus on attracting and maintaining relationships with building owners and managers such that they choose to or continue to use the cooling services of the business. In 2012, we will seek to contract with a provider of electricity for the 2013 year on terms that are at least as favorable as those currently in effect. We currently anticipate that the cash generated by District Energy, up to the point at which it is used to reduce debt principal, will be used to support our current level of dividends to shareholders.

Dividends

Since January 1, 2011, MIC has made or declared the following dividends:

Declared	Period Covered	$ per LLC Interest	Record Date	Payable Date
February 21, 2012	Fourth quarter 2011	$0.20	March 5, 2012	March 8, 2012
October 31, 2011	Third quarter 2011	$0.20	November 14, 2011	November 17, 2011
August 1, 2011	Second quarter 2011	$0.20	August 15, 2011	August 18, 2011
May 2, 2011	First quarter 2011	$0.20	May 11, 2011	May 18, 2011

The precise timing and amount of any future dividend will be based on the continued stable performance of the Company’s businesses and the economic conditions prevailing at the time of any authorization.

In determining the amount of the dividend, we had expected to include certain funds from the cash flow of IMTT. Distribution of funds to us from IMTT is governed by the Shareholders’ Agreement between us and the co-investor that owns the remaining 50% stake. The co-investor has refused to vote in favor of distributing certain of these funds, and we believe that such a refusal violates the Shareholders’ Agreement. This matter is the subject of arbitration proceedings described under “Arbitration Proceeding Between MIC and Co-investor in IMTT” below.

Contingent upon the favorable outcome related to the IMTT arbitration, and the compliance therewith, and the continued stable performance of our businesses, and subject to prevailing economic conditions, our board of directors expect to increase our dividend to approximately $0.375 per share per quarter.

Tax Treatment of Dividends

Dividends paid in 2011 will be characterized as a dividend for tax purposes, which shareholders should include in their taxable income. We anticipate that the dividend for U.S. federal income tax purposes will be eligible for treatment as qualified dividend income, subject to the shareholder having met the holding period requirements as defined by the Internal Revenue Code. Holders of MIC LLC interests are encouraged to seek their own tax advice with regards to their investment in MIC.

Arbitration Proceeding Between MIC and Co-investor in IMTT

MIC has been unable to resolve the dispute with the co-owner of IMTT regarding distributions, despite efforts to do so in accordance with the Shareholders’ Agreement. Accordingly, on April 18, 2011, MIC initiated formal arbitration proceedings with the Voting Trust of IMTT Holdings Inc. (“Voting Trust”) and IMTT Holdings Inc. under the auspices of the American Arbitration Association, as provided under the Shareholders’ Agreement. MIC believes the Voting Trust’s defenses and claims in the arbitration are without merit. We currently expect a decision by the arbitrators in the first quarter of 2012, or soon after.

IMTT is named as a respondent because under the Shareholders’ Agreement it is responsible for any monetary damages resulting from a breach of the Shareholders’ Agreement by the Voting Trust. MIC is seeking payment of distributions due for the quarter ended December 31, 2010 and subsequent periods, or appropriate damages as a result of the nonpayment of distributions, an order covering future periods and other non-monetary relief that is designed to minimize the risk of future disputes. MIC is concerned that, until the issues in the arbitration have been finally resolved, IMTT’s senior management (which includes members and beneficiaries of the Voting Trust) will continue to make operational decisions that are influenced by the context of the arbitration. We expect that this will be resolved through the arbitration.

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

Improvement in general aviation activity levels have resulted in improvement in the operating performance of Atlantic Aviation. Atlantic Aviation is generating a substantial amount of cash, however a significant portion of that cash is being used to reduce Atlantic Aviation’s indebtedness. Those repayments are expected to enhance the terms on which we may be able to refinance this debt when it matures in 2014.

For the quarter ended December 31, 2011, the leverage ratio on Atlantic Aviation’s term loan debt decreased below 6.0x. In accordance with terms of the term loan debt, amended February of 2009, the business is required to apply all excess cash flow to prepay additional debt principal whenever the leverage ratio (debt to adjusted EBITDA) is equal to or greater than 6.0x to 1.0 for the trailing twelve months and to use 50% of excess cash flow to prepay debt whenever the leverage ratio is equal to or greater than 5.5x to 1.0 and below 6.0x to 1.0. As such, and until October of 2012, Atlantic Aviation will and anticipates that it will distribute 50% of its excess cash flow to MIC each quarter as long its leverage ratio remains below 6.0x and above 5.5x. Commencing October of 2012, the business is required to apply all excess cash flow to pay debt principal, regardless of leverage ratio.

2011 and 2010 FBO Transactions at Atlantic Aviation

As a result of a strategic review commenced in 2010, Atlantic Aviation concluded that several of its sites did not have sufficient scale or serve a market with sufficiently strong growth prospects to warrant continued operations at these sites. Therefore, Atlantic Aviation has undertaken to exit certain markets and redeploy resources that may be made available in the process into markets which it views as having better growth profiles and recorded $1.5 million and $17.9 million in loss on disposal of assets in the consolidated statement of operations during the years ended December 31, 2011 and 2010, respectively.

In November 2011, Atlantic Aviation exchanged one of its FBOs for additional property adjacent to one of its existing FBOs. No cash was exchanged in this transaction, but the business recognized a gain of $223,000.

During the quarter ended June 30, 2011, Atlantic Aviation concluded the sale of FBOs at Hayward Executive Airport in California and Burlington International Airport in Vermont. As a result, during 2011 and during the fourth quarter of 2010, the business recorded losses on disposal of its assets totaling $864,000 and $4.4 million, respectively.

In January 2011, Atlantic Aviation concluded the sale of FBOs at Fresno Yosemite International Airport and Cleveland Cuyahoga County Airport. As a result, during 2011 and during the fourth quarter of 2010, the business recorded losses on disposal of its assets totaling $249,000 and $9.8 million, respectively.

In 2010, Atlantic Aviation bid for renewal of an operating lease at Atlanta’s Hartsfield airport. This lease had been operating on a month to month basis since being acquired by Atlantic Aviation in August 2007. In November 2010, the lease was tentatively awarded to a party other than Atlantic Aviation. As a result, during 2011 and in December 2010, the business recorded losses on disposal of its assets totaling $627,000 and $3.7 million, respectively.

Proceeds from the above mentioned sales in 2011 were redeployed into the acquisition of two FBOs. On August 31, 2011, Atlantic Aviation concluded a purchase of the assets of Portland International and Eugene airports in Oregon for $23.1 million. This acquisition expanded the business’ network into the Pacific Northwest. See Note 5, “Acquisitions and Dispositions”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Form 10-K for financial information and further discussions.

MIC Inc. Revolving Credit Facility

Until March 31, 2010, the Company had a revolving credit facility provided by various financial institutions, including entities within the Macquarie Group. The facility was repaid in full in December 2009 and no amounts were outstanding under the revolving credit facility as of December 31, 2009 or at the facility’s maturity on March 31, 2010. This facility was not renewed or replaced and we have no other holding company debt.

Income Taxes

We file a consolidated federal income tax return that includes the taxable income of The Gas Company and Atlantic Aviation. IMTT and District Energy file separate federal income tax returns. To the extent we receive distributions from IMTT and District Energy, such distributions may be characterized as non-taxable returns of capital and reduce our tax basis in these companies, or as a taxable dividend. We include in our taxable income the portion of any distributions from IMTT and District Energy characterized as a dividend. Those dividends are eligible for the 80% dividends received deduction. We also receive and include in taxable income interest income on intercompany debt from District Energy.

As a result of having federal net operating loss, or NOL, carryforwards, we do not expect to have a consolidated regular federal income tax liability or make regular federal tax payments at least through the 2013 tax year. However, we expect to pay an Alternative Minimum Tax of less than $250,000 for 2011. The cash state and local taxes paid by our individual businesses are discussed in the sections entitled “Income Taxes” for each of these businesses.

The individual businesses included in our consolidated federal income tax return pay federal income taxes to MIC in an amount approximately equivalent to the federal income taxes each would have paid on a standalone basis if they were not part of the MIC consolidated federal income tax return.

Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010

In December 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (the “Act”) was signed. The Act provides for 100% tax depreciation for certain fixed assets placed in service after September 8, 2010 and before January 1, 2012, and 50% tax depreciation for certain fixed assets placed in service during 2012 for federal income tax purposes. Generally, states do not allow this tax depreciation deduction in determining state taxable income. Importantly, Illinois and Louisiana, two states in which we have significant operations, do permit the use of federal tax depreciation deductions in calculating state taxable income. The Company took and will take into consideration the benefits of these accelerated depreciation provisions of the Act when evaluating capital expenditure plans for 2011 and 2012.

President Obama’s proposed budget for 2012 includes an extension of the 100% tax depreciation for certain fixed assets. There is some congressional support for this proposal, although there can be no certainty that any extension will be approved. Such approval, if made, may result in our accelerating a portion of our business’ maintenance capital expenditures into 2012 in order to capture the associated tax benefit.

Taxpayer Accountability and Budget Stabilization Act

In January 2011, Illinois enacted the Taxpayer Accountability and Budget Stabilization Act. The legislation increases the corporate income tax rate to 7.0% from 4.8% for taxable years beginning on or after January 1, 2011 and prior to January 1, 2015; to 5.25% for taxable years beginning on or after January 1, 2015 and prior to January 1, 2025; and returns the rate to 4.8% for taxable years beginning on or after January 1, 2025. The legislation also suspends the use of state NOL carryforwards until 2012, and limits the annual utilization in 2012 through 2014 to $100,000 per year. For purposes of determining the taxable years to which a net loss may be carriedforward, no taxable year for which a deduction is disallowed under this provision will be counted. As discussed below in District Energy’s Results of Operations, the income tax expense for the year ended December 31, 2011 reflects a change in the deferred tax liability of this business consistent with the change in Illinois law.

Discontinued Operations — PCAA Bankruptcy

On June 2, 2010, we concluded the sale in bankruptcy of an airport parking business (“Parking Company of America Airports” or “PCAA”), resulting in a pre-tax gain of $130.3 million, of which $76.5 million related to the forgiveness of debt and the elimination of $201.0 million of current debt from liabilities from our consolidated balance sheet. The results of operations from this business and the gain from the bankruptcy sale are separately reported as discontinued operations in the Company’s consolidated financial statements. This business is no longer a reportable segment. As a part of the bankruptcy sale process, substantially all of the cash proceeds were used to pay the creditors of this business and were not paid to us. See Note 4, “Discontinued Operations”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K for financial information and further discussions.

Operating Segments and Businesses

Energy-Related Businesses

IMTT

IMTT provides bulk liquid storage and handling services in North America through ten terminals located on the East, West and Gulf Coasts, the Great Lakes region of the United States and two partially owned terminals in Quebec and Newfoundland, Canada. IMTT’s largest terminals are located in New York Harbor and the lower Mississippi River near New Orleans. IMTT stores and handles petroleum products, various chemicals, renewable fuels, and vegetable and animal oils and, based on storage capacity, operates one of the largest independent bulk liquid storage terminal businesses in the United States.

The key drivers of IMTT’s revenue and gross profit include the amount of tank capacity rented to customers and the rental rates. Customers generally rent tanks under contracts with terms of three and five years. Payments are due regardless of actual tank usage. Demand for storage capacity within a particular region (e.g. New York Harbor) serves as the key driver of storage capacity utilization and tank rental rates. This demand reflects both the level of consumption of the bulk liquid products stored by the terminals as well as import and export activity of such products. We believe major constraints on increases in the supply of new bulk liquid storage capacity in IMTT’s key markets have been and will continue to be limited by availability of waterfront land with access to the infrastructure necessary for land based receipt and distribution of stored product (road, rail and pipelines), lengthy environmental permitting processes and high capital costs. We believe a favorable supply/demand in balance for bulk liquid storage currently exists in the markets served by IMTT’s major facilities. This condition, when combined with the attributes of IMTT’s facilities such as deep water drafts and access to land based infrastructure, have allowed IMTT to increase rental rates while maintaining high storage capacity utilization rates.

IMTT earns revenue at its terminals from a number of sources including storage charges for bulk liquids (per barrel, per month rental), throughput of liquids (handling charges), heating (a pass through of the cost associated with heating liquids to prevent excessive viscosity) and other revenue (blending, packaging, warehousing, etc.). Most customer contracts include provisions for annual price increases based on inflation.

In operating its terminals, IMTT incurs labor costs, fuel costs, repair and maintenance costs, real and personal property taxes and other costs (which include insurance and other operating costs such as utilities and inventory used in packaging and drumming activities).

In 2011, IMTT generated approximately 45% of its total terminal revenue and approximately 44% of its terminal gross profit at its Bayonne facility, which serves the New York Harbor market, and approximately 41% of its total terminal revenue and approximately 45% of its terminal gross profit at its St. Rose, Gretna, Avondale and Geismar facilities, which together service the lower Mississippi River region (with St. Rose being the largest contributor).

IMTT also owns OMI Environmental Solutions, or Oil Mop, an environmental emergency responses, industrial services, waste transportation and disposal business. Oil Mop has a network of facilities along the U.S. Gulf Coast between Houston and New Orleans. These facilities predominantly service the Gulf region, but also respond to spill events and provides services as needed throughout the United States and internationally. In 2010, Oil Mop was involved in the clean up of the BP oil spill in the Gulf of Mexico and generated 33% of IMTT’s total revenues. Oil Mop’s contribution to IMTT’s total revenues returned to a historical level of less than 10% of IMTT’s total revenues during 2011.

Our interest in IMTT Holdings, from the date of closing our acquisition on May 1, 2006, is reflected in our equity in earnings and amortization charges of investee line in our consolidated statements of operations. Cash distributions received by us in excess of our equity in IMTT’s earnings and amortization charges are reflected in our consolidated statements of cash flows from investing activities under return on investment in unconsolidated business.

Energy-Related Businesses: The Gas Company

The Gas Company

The Gas Company is Hawaii’s only government franchised full-service gas company, manufacturing and distributing gas products and services in Hawaii. The market includes Hawaii’s approximately 1.4 million residents and approximately 7.3 million visitors in 2011. The Gas Company manufactures synthetic natural gas, or SNG, for its utility customers on Oahu, and distributes Liquefied Petroleum Gas, or LPG, to utility and non-utility customers throughout the state’s six primary islands.

The Gas Company has two primary businesses: utility (or regulated) and non-utility (or unregulated).

•	The utility business serves approximately 35,300 customers through localized distribution systems located on the islands of Oahu, Hawaii, Maui, Kauai, Molokai and Lanai. Over 90% of these customers are on Oahu. The utility business includes the manufacture, distribution and sale of SNG on the island of Oahu and distribution and sale of LPG. Utility revenue consists principally of sales of SNG and LPG. The operating costs for the utility business include the cost of locally purchased feedstock, the cost of manufacturing SNG from the feedstock, LPG purchase costs and the cost of distributing SNG and LPG to customers. Utility sales comprised approximately 43% of The Gas Company’s total contribution margin in 2011.
•	The non-utility business sells and distributes LPG to approximately 33,400 customers. Trucks deliver LPG to individual tanks located on customer sites on Oahu, Hawaii, Maui, Kauai, Molokai and Lanai. Non-utility revenue is generated primarily from the sale of LPG delivered to customers. The operating costs for the non-utility business include the cost of purchased LPG and the cost of distributing the LPG to customers. Non-utility sales comprised approximately 57% of The Gas Company’s total contribution margin in 2011.

SNG and LPG have a wide range of commercial and residential applications, including water heating, drying, cooking, emergency power generation and decorative lighting, such as tiki torches. LPG is also used as a fuel for specialty vehicles such as forklifts. Gas customers include residential customers and a variety of commercial, hospitality, military, public sector and wholesale customers.

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

The rates that are charged to non-utility customers are based on the cost of LPG plus delivery costs, the cost of alternative fuels and competitive factors.

The Gas Company incurs expenses in operating and maintaining its facilities and distribution network, comprising a SNG plant, a 22-mile transmission line, 1,100 miles of distribution and service pipelines, several tank storage facilities and a fleet of vehicles. These costs are generally fixed in nature. Other operating expenses incurred, such as for LPG, feedstock for the SNG plant and revenue-based taxes, generally fluctuate with the volume of product sold. In addition, the business incurs general and administrative expenses at its executive office that include expenses for senior management, accounting, information technology, human resources, environmental compliance, regulatory compliance, employee benefits, rents, utilities, insurance and other normal business costs.

Energy-Related Businesses: District Energy

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

Thermal Chicago has entered into a contract with a retail energy supplier to provide the majority of the business’ electricity in 2012 at a fixed price. Electricity for one of the plants is purchased by the landlord/customer and the cost is passed through to the business. Thermal Chicago passes through changes in electricity costs to its customers. The business anticipates it will enter into supply contracts for 2013 and subsequent years and prices will fluctuate based on underlying power costs.

Northwind Aladdin services customers (a hotel/casino complex, a condominium and a shopping mall) in Las Vegas, Nevada. Under its customer contracts, Northwind Aladdin receives monthly fixed payments totaling approximately $6.4 million per year through March 2016 and monthly fixed payments totaling approximately $3.0 million per year thereafter through February 2020.

Aviation-Related Business

Atlantic Aviation

The performance of Atlantic Aviation depends upon the level of general aviation activity, and jet fuel consumption, for the largest portion of its gross profit. General aviation activity is in turn a function of economic activity and demographic trends in the regions serviced by the airport at which the business operates and the general level of economic activity in the United States. A number of these airports are located near key business centers such as New York, Chicago, Philadelphia and Houston as well as recreational destinations such as Aspen, Colorado and Sun Valley, Idaho.

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

Aviation-Related Business: Atlantic Aviation – (continued)

Atlantic Aviation also earns revenue from activities other than fuel sales (non-fuel revenue). For example, Atlantic Aviation earns revenue from refueling some general aviation customers on a “pass-through basis,” where it acts as a fueling agent for fuel suppliers. Atlantic Aviation receives a fee for this service, generally calculated on a per gallon basis. In addition, the business earns revenue from aircraft parking and hangar rental fees and by providing general aviation customers with other services, such as de-icing. At some sites Atlantic Aviation also earns revenue from refueling and de-icing some commercial airlines on a fee for service basis.

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

Results of Operations

Consolidated

Key Factors Affecting Operating Results

•	strong performance from our energy-related businesses reflecting:
•	an increase in average storage rates at IMTT; and
•	an increase in contribution margin at The Gas Company; partially offset by
•	reduced spill response activity in 2011 compared with 2010 at IMTT.
•	improved contribution from Atlantic Aviation reflecting:
•	increased volume of general aviation fuel sold; and
•	lower interest expense.

Results of Operations: Consolidated – (continued)

Our consolidated results of operations are as follows:

	Year Ended December 31,			Change (From 2010 to 2011) Favorable/(Unfavorable)		Change (From 2009 to 2010) Favorable/(Unfavorable)
	2011	2010	2009	$	%	$	%
	($ In Thousands) (Unaudited)
Revenue
Revenue from product sales	$639,521	$514,344	$394,200	125,177	24.3	120,144	30.5
Revenue from product sales – utility	140,746	113,752	95,769	26,994	23.7	17,983	18.8
Service revenue	203,532	204,852	215,349	(1,320)	(0.6)	(10,497)	(4.9)
Financing and equipment lease income	4,992	7,843	4,758	(2,851)	(36.4)	3,085	64.8
Total revenue	988,791	840,791	710,076	148,000	17.6	130,715	18.4
Costs and expenses
Cost of product sales	437,049	326,734	233,376	(110,315)	(33.8)	(93,358)	(40.0)
Cost of product sales – utility	116,413	90,542	73,907	(25,871)	(28.6)	(16,635)	(22.5)
Cost of services	52,744	53,088	46,317	344	0.6	(6,771)	(14.6)
Gross profit	382,585	370,427	356,476	12,158	3.3	13,951	3.9
Selling, general and administrative	202,486	201,787	209,783	(699)	(0.3)	7,996	3.8
Fees to manager – related party	15,475	10,051	4,846	(5,424)	(54.0)	(5,205)	(107.4)
Goodwill impairment	—	—	71,200	—	—	71,200	100.0
Depreciation	33,815	29,721	36,813	(4,094)	(13.8)	7,092	19.3
Amortization of intangibles	42,107	34,898	60,892	(7,209)	(20.7)	25,994	42.7
Loss on disposal of assets	1,522	17,869	—	16,347	91.5	(17,869)	NM
Total operating expenses	295,405	294,326	383,534	(1,079)	(0.4)	89,208	23.3
Operating income (loss)	87,180	76,101	(27,058)	11,079	14.6	103,159	NM
Other income (expense)
Interest income	112	29	119	83	NM	(90)	(75.6)
Interest expense(1)	(59,361)	(106,834)	(95,456)	47,473	44.4	(11,378)	(11.9)
Equity in earnings and amortization charges of investees	22,763	31,301	22,561	(8,538)	(27.3)	8,740	38.7
Loss on derivative instruments	—	—	(25,238)	—	—	25,238	100.0
Other income, net	912	712	570	200	28.1	142	24.9
Net income (loss) from continuing operations before income taxes	51,606	1,309	(124,502)	50,297	NM	125,811	101.1
(Provision) benefit for income taxes	(22,718)	8,697	15,818	(31,415)	NM	(7,121)	(45.0)
Net income (loss) from continuing operations	$28,888	$10,006	$(108,684)	18,882	188.7	118,690	109.2
Net income (loss) from discontinued operations, net of taxes	—	81,323	(21,860)	(81,323)	(100.0)	103,183	NM
Net income (loss)	$28,888	$91,329	$(130,544)	(62,441)	(68.4)	221,873	170.0
Less: net income (loss) attributable to noncontrolling interests	1,545	659	(1,377)	(886)	(134.4)	(2,036)	(147.9)
Net income (loss) attributable to MIC LLC	$27,343	$90,670	$(129,167)	(63,327)	(69.8)	219,837	170.2

NM  — Not meaningful

(1)	Interest expense includes non-cash gains on derivative instruments of $18.2 million for the year ended December 31, 2011. For the years ended December 31, 2010 and 2009, interest expense includes non-cash losses on derivative instruments of $23.4 million and $4.3 million, respectively.

Gross Profit

Consolidated gross profit increased from 2010 to 2011 reflecting improved results for fuel gross profit at Atlantic Aviation and The Gas Company generally, offset by decreases at District Energy and in non-fuel gross profit at Atlantic Aviation.

Consolidated gross profit increased from 2009 to 2010 reflecting improved results at our energy-related businesses and in fuel-related services at Atlantic Aviation, offset by a decrease in non-fuel gross profit from Atlantic Aviation.

Results of Operations: Consolidated – (continued)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased from 2010 to 2011 at Corporate, primarily due to the arbitration proceedings between MIC and its IMTT co-investor, offset by decreases at The Gas Company and Atlantic Aviation.

Selling, general and administrative expenses decreased from 2009 to 2010 at all of our consolidated businesses, particularly at Atlantic Aviation.

Fees to Manager

Base management fees to our Manager increased in line with our increased market capitalization. Our Manager elected to reinvest its base management fees for the following quarters of 2011, 2010 and 2009 in additional LLC interests as follows:

Period	Base Management Fee Amount ($ in thousands)	LLC Interests Issued	Issue Date
2011 Activities:
Fourth quarter 2011	$4,222	(1)	(1)
Third quarter 2011	3,465	130,344	November 30, 2011
Second quarter 2011	4,156	179,623	August 31, 2011
First quarter 2011	3,632	144,742	June 6, 2011
2010 Activities:
Fourth quarter 2010	$3,214	136,079	March 22, 2011
First quarter 2010	2,189	155,375	June 11, 2010
2009 Activities:
Fourth quarter 2009	$1,894	138,955	March 31, 2010
Third quarter 2009	1,639	180,309	December 2, 2009
Second quarter 2009	851	149,795	September 4, 2009

(1)	LLC interests for the fourth quarter 2011 base management fee will be issued to the Manager during the first quarter of 2012.

The base management fees in the amount of $2.3 million and $2.4 million for the second and third quarters of 2010, respectively, were paid in cash to our Manager during the third and fourth quarters of 2010, respectively. The base management fee in the amount of $462,000 for the first quarter of 2009 was paid in cash to our Manager during the second quarter of 2009.

Goodwill Impairment

There were no impairment charges in 2011 or 2010. During the first six months of 2009, we recognized goodwill impairment charges of $71.2 million at Atlantic Aviation.

Depreciation

Depreciation for 2011 includes non-cash write-offs of $2.9 million primarily associated with the leasehold improvements recorded during the quarter ended September 30, 2011 at Atlantic Aviation. This write-off was due to the consolidation of two FBOs it operated at one airport. In addition, depreciation for 2011 includes non-cash asset impairment charges of $1.4 million recorded at Atlantic Aviation during the quarter ended June 30, 2011. The impairment charges resulted from adverse trading conditions specific to three small locations. There were no impairment charges in 2010.

Depreciation for 2009 includes non-cash asset impairment charges of $7.5 million during the first six months of 2009 recorded at Atlantic Aviation.

Results of Operations: Consolidated – (continued)

Amortization of Intangibles

The increase in amortization of intangible expenses from 2010 to 2011 reflects the non-cash impairment charges of $7.3 million recorded at Atlantic Aviation during the quarter ended June 30, 2011. The impairment charges resulted from adverse trading conditions specific to three small locations. There were no impairment charges in 2010.

Amortization of intangibles expense for 2009 includes non-cash asset impairment charges of $23.3 million recorded during the first six months of 2009 by Atlantic Aviation. These impairments reduced the amortizable balance.

Loss on disposal of assets

During 2011 and 2010, Atlantic Aviation concluded that several of its sites did not have sufficient scale or serve a market with sufficiently strong growth prospects to warrant continued operations at these sites. Atlantic Aviation sold certain FBOs and reinvested the proceeds in the acquisition of two FBOs in Oregon during the third quarter of 2011. Accordingly, Atlantic Aviation recorded $1.5 million, of which $617,000 was non-cash, and $17.9 million of non-cash losses on disposal of assets in 2011 and 2010, respectively.

Interest Expense and Loss on Derivative Instruments

Interest expense includes non-cash gains on derivative instruments of $18.2 million for 2011. For 2010 and 2009, interest expense includes non-cash losses on derivative instruments of $23.4 million and $4.3 million, respectively. The change in the non-cash gains (losses) on derivatives recorded in interest expense is attributable to the change in fair value of interest rate swaps and includes the reclassification of amounts from accumulated other comprehensive loss into earnings. Excluding the portion related to non-cash gains (losses) on derivatives, interest expense decreased due primarily to a lower principal balance at Atlantic Aviation, partially offset by the expiration of an interest rate basis swap agreements in March 2010 at each of the consolidated operating businesses.

Equity in Earnings and Amortization Charges of Investees

The decrease in equity in the earnings in 2011 compared with 2010 primarily reflects our share of the decrease in operating results of IMTT. IMTT’s operating results reflect a lower level of spill response activity and related gross profit, as a result of the BP oil spill in 2010, and our share of the increase in net non-cash derivative losses.

Our equity in the earnings of IMTT increased from 2009 to 2010 reflecting our share of the improved operating results of the business due to higher level of spill response activity and related gross profit, as a result of the BP oil spill in 2010, offset by our share of net non-cash derivative losses 2010 compared with our share of net non-cash derivative gains in 2009.

Income Taxes

For 2011, we expect that any consolidated taxable income will be fully offset by our NOL carryforwards. At December 31, 2011, our federal NOL balance was $135.2 million. This balance excludes the NOL carryforwards of District Energy (see District Energy — Income Taxes below). For 2011, we expect to pay a federal Alternative Minimum Tax of less than $250,000.

As we own less than 80% of IMTT and District Energy, these businesses are not included in our consolidated federal tax return. These businesses file separate federal income tax returns. We expect that dividends from District Energy in 2011 will be treated as taxable dividends and qualify for the 80% Dividends Received Deduction (DRD).

For 2011, our full year federal and state income taxes will be approximately $22.7 million, or 44.02% of net income before taxes. The provision for income taxes includes $6.1 million for state and local income taxes. As discussed below, the provision for state and local income taxes includes a valuation allowance of approximately $1.3 million for the use of certain state NOL carryforwards. The difference between our effective tax rate and the U.S. federal statutory rate of 35% is primarily attributable to state and local income taxes and adjustments for our less than 80% owned businesses.

Results of Operations: Consolidated – (continued)

For 2010, we reported a consolidated net operating loss, for which we recorded a deferred tax benefit. Further, our taxable income for 2010 included a capital loss of approximately $10.4 million on the disposal of our airport parking business, which we carriedback to 2009. The carriedback eliminated our 2009 consolidated taxable income.

For 2009, we reported consolidated federal taxable income of $11.5 million, which was offset by a portion of our consolidated federal NOL carryforward. For 2009, we paid a federal Alternative Minimum tax of $203,000.

Valuation allowance:

As discussed in Note 17, “Income Taxes”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of our Form 10-K for our 2010 fiscal year (filed on February 23, 2011), from the date of sale of the noncontrolling interest in District Energy and onwards, we evaluate the need for a valuation allowance against our deferred tax assets without taking into consideration the deferred tax liabilities of District Energy. As of December 31, 2009, our valuation allowance was approximately $20.6 million.

In 2011, we increased the valuation allowance by $1.3 million for certain state NOL carryforwards.

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

Discontinued Operations

On June 2, 2010, we concluded the sale in bankruptcy of PCAA, resulting in a pre-tax gain of $130.3 million, of which $76.5 million related to the forgiveness of debt. The results of operations from this business and the gain from the bankruptcy sale are separately reported as discontinued operations in our consolidated financial statements and prior comparable periods have been restated to conform to the current period presentation. See Note 4, “Discontinued Operations”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K for financial information and further discussions.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow

We have disclosed EBITDA excluding non-cash items for our Company and each of our operating segments in Note 14, “Reportable Segments”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K, as a key performance metric relied on by management in evaluating our performance. EBITDA excluding non-cash items is defined as earnings before interest, taxes, depreciation and amortization and noncash items, which includes impairments, derivative gains and losses and adjustments for other non-cash items reflected in the statements of operations. We believe EBITDA excluding non-cash items provides additional insight into the performance of our operating businesses relative to each other and similar businesses without regard to their capital structure, and their ability to service or reduce debt, fund capital expenditures and/or support distributions to the holding company.

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

A reconciliation of net income (loss) attributable to MIC LLC from continuing operations to EBITDA excluding non-cash items and EBITDA excluding non-cash items to Free Cash Flow from continuing operations, on a consolidated basis, is provided below:

	Year Ended December 31,			Change (From 2010 to 2011) Favorable/(Unfavorable)		Change (From 2009 to 2010) Favorable/(Unfavorable)
	2011	2010	2009	$	%	$	%
	($ in Thousands) (Unaudited)
Net income (loss) attributable to MIC LLC from continuing operations(1)	$27,343	$9,483	$(109,170)
Interest expense, net(2)	59,249	106,805	95,337
Provision (benefit) for income taxes	22,718	(8,697)	(15,818)
Depreciation(3)	33,815	29,721	36,813
Depreciation — cost of services(3)	6,639	6,555	6,086
Amortization of intangibles(4)	42,107	34,898	60,892
Goodwill impairment	—	—	71,200
Loss on disposal of assets	617	17,869	—
Loss on derivative instruments	—	—	25,238
Equity in earnings and amortization charges of investees(5)	(22,763)	(16,301)	(15,561)
Base management fees settled in LLC interests	15,475	5,403	4,384
Other non-cash expense, net	4,678	2,753	2,784
EBITDA excluding non-cash items from continuing operations	$189,878	$188,489	$162,185	1,389	0.7	26,304	16.2
EBITDA excluding non-cash items from continuing operations	$189,878	$188,489	$162,185
Interest expense, net(2)	(59,249)	(106,805)	(95,337)
Interest rate swap breakage fee(2)	(2,327)	(5,528)	(8,776)
Non-cash derivative (gains) losses recorded in interest expense(2)	(15,917)	28,938	13,078
Amortization of debt financing costs(2)	4,086	4,347	5,121
Equipment lease receivables, net	3,105	2,761	2,752
Provision/benefit for income taxes, net of changes in deferred taxes	(3,509)	(3,032)	(2,105)
Changes in working capital	(25,025)	(10,615)	6,058
Cash provided by operating activities	91,042	98,555	82,976
Changes in working capital	25,025	10,615	(6,058)
Maintenance capital expenditures	(18,062)	(14,509)	(9,453)
Free cash flow from continuing operations	$98,005	$94,661	$67,465	3,344	3.5	27,196	40.3

(1)	Net income (loss) attributable to MIC LLC from continuing operations excludes net income attributable to noncontrolling interests of $1.5 million, $523,000 and $486,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Results of Operations: Consolidated – (continued)

(2)	Interest expense, net, includes non-cash gains (losses) on derivative instruments, non-cash amortization of deferred financing fees and interest rate swap breakage fees.
(3)	Depreciation — cost of services includes depreciation expense for District Energy, which is reported in cost of services in our consolidated statements of operations. Depreciation and Depreciation — cost of services does not include acquisition-related step-up depreciation expense of $7.5 million for the year ended December 31, 2011 and $6.9 million for the years ended December 31, 2010 and 2009 in connection with our investment in IMTT, which is reported in equity in earnings and amortization charges of investees in our consolidated statements of operations.
(4)	Amortization of intangibles does not include acquisition-related step-up amortization expense of $606,000 for the year ended December 31, 2011 and $1.1 million for the years ended December 31, 2010 and 2009 related to intangible assets in connection with our investment in IMTT, which is reported in equity in earnings and amortization charges of investees in our consolidated statements of operations.
(5)	Equity in earnings and amortization charges of investees in the above table includes our 50% share of IMTT’s earnings, offset by distributions we received only up to our share of the earnings recorded.

Energy-Related Businesses

IMTT

We account for our 50% interest in IMTT under the equity method. To enable meaningful analysis of IMTT’s performance across periods, IMTT’s overall performance is discussed below, rather than IMTT’s contribution to our consolidated results.

	Year Ended December 31,			Change (From 2010 to 2011) Favorable/(Unfavorable)		Change (From 2009 to 2010) Favorable/(Unfavorable)
	2011	2010	2009
	$	$	$	$	%	$	%
	($ In Thousands) (Unaudited)
Revenue
Terminal revenue	417,422	372,205	330,380	45,217	12.1	41,825	12.7
Environmental response revenue	29,670	184,979	15,795	(155,309)	(84.0)	169,184	NM
Total revenue	447,092	557,184	346,175	(110,092)	(19.8)	211,009	61.0
Costs and expenses
Terminal operating costs	188,222	168,713	156,552	(19,509)	(11.6)	(12,161)	(7.8)
Environmental response operating costs	23,013	115,937	14,792	92,924	80.2	(101,145)	NM
Total operating costs	211,235	284,650	171,344	73,415	25.8	(113,306)	(66.1)
Terminal gross profit	229,200	203,492	173,828	25,708	12.6	29,664	17.1
Environmental response gross profit	6,657	69,042	1,003	(62,385)	(90.4)	68,039	NM
Gross profit	235,857	272,534	174,831	(36,677)	(13.5)	97,703	55.9
General and administrative expenses	30,976	37,125	27,437	6,149	16.6	(9,688)	(35.3)
Depreciation and amortization	64,470	61,277	55,998	(3,193)	(5.2)	(5,279)	(9.4)
Operating income	140,411	174,132	91,396	(33,721)	(19.4)	82,736	90.5
Interest expense, net(1)	(52,257)	(50,335)	(2,130)	(1,922)	(3.8)	(48,205)	NM
Other income	1,486	1,953	522	(467)	(23.9)	1,431	NM
Unrealized gains on derivative instruments	—	—	3,306	—	—	(3,306)	(100.0)
Provision for income taxes	(34,820)	(53,521)	(38,842)	18,701	34.9	(14,679)	(37.8)
Noncontrolling interest	137	(165)	332	302	183.0	(497)	(149.7)
Net income	54,957	72,064	54,584	(17,107)	(23.7)	17,480	32.0
Reconciliation of net income to EBITDA excluding non-cash items:
Net income	54,957	72,064	54,584
Interest expense, net(1)	52,257	50,335	2,130
Provision for income taxes	34,820	53,521	38,842
Depreciation and amortization	64,470	61,277	55,998
Unrealized gains on derivative instruments	—	—	(3,306)
Other non-cash income	(114)	(361)	(590)
EBITDA excluding non-cash items	206,390	236,836	147,658	(30,446)	(12.9)	89,178	60.4
EBITDA excluding non-cash items	206,390	236,836	147,658
Interest expense, net(1)	(52,257)	(50,335)	(2,130)
Non-cash derivative losses (gains) recorded in interest expense(1)	16,655	15,653	(27,380)
Amortization of debt financing costs(1)	3,233	2,011	543
Provision for income taxes, net of changes in deferred taxes	(8,169)	(12,514)	(1,593)
Changes in working capital	(36,701)	4,536	16,284
Cash provided by operating activities	129,151	196,187	133,382
Changes in working capital	36,701	(4,536)	(16,284)
Maintenance capital expenditures	(57,257)	(44,995)	(39,977)
Free cash flow	108,595	146,656	77,121	(38,061)	(26.0)	69,535	90.2

NM — Not meaningful

(1)	Interest expense, net, includes non-cash (losses) gains on derivative instruments and non-cash amortization of deferred financing fees.

Energy-Related Businesses: IMTT – (continued)

Key Factors Affecting Operating Results:

•	terminal revenue and terminal gross profit increased principally due to an increase in average tank rental rates; offset by
•	increased terminal repairs and maintenance costs predominantly in the second and third quarter of 2011;
•	increased terminal labor costs, predominantly in the second quarter of 2011; and
•	a decrease in environmental response service revenue and gross profit, principally due to a lower level of spill response activity.

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

The increase in terminal revenue primarily reflects growth in storage revenue. Storage revenue grew due to an increase in average rental rates of 13.3% during 2011 as compared with 2010. In 2010, average rental rates increased by 7.2% compared to 2009. Capacity utilization was 94.3% during 2011 compared with 93.6% in 2010.

Over the past six years, IMTT has achieved annual rate increases between 7.1% and 14.8%, and utilization between 93.6% and 95.7% as illustrated below.

	Year Ended December 31,
	2006	2007	2008	2009	2010	2011
Storage Utilization	95.7%	94.5%	94.3%	94.0%	93.6%	94.3%
Year-on-Year Change in Storage Rates	7.1%	9.1%	14.8%	9.7%	7.2%	13.3%

Terminal operating costs increased during 2011. IMTT management has explained that the causes for the year ended 2011 cost growth included factors beyond their control, such as medical costs and storm related damages, certain costs pulled forward into 2011, increased tank repair and cleaning costs and increased labor costs.

Labor costs and tank repair and cleaning costs were the largest cost increases during 2011. Approximately 30% of the increase in tank repair costs relates to the repair of a construction defect in tanks recently constructed at Bayonne (for some of which IMTT is seeking reimbursement), with the majority of the balance relating to repairs arising as a result of IMTT’s various tank inspection programs.

The increase in labor cost was driven by wage increases and unusually high healthcare claims.

Revenue and gross profit from environmental response services decreased during 2011 compared with 2010 due primarily to a lower level of spill response activity in 2011 in comparison to the level of spill response activity as a result of the BP oil spill in 2010.

General and Administrative Expenses

General and administrative expenses decreased during 2011 compared to 2010 due primarily to the current absence of the costs of the spill response activity associated with the BP oil spill that occurred in 2010.

Depreciation and Amortization

Depreciation and amortization expense increased as IMTT completed several major expansion projects, resulting in higher asset balances.

Energy-Related Businesses: IMTT – (continued)

Interest Expense, Net

Interest expense, net, includes non-cash losses on derivative instruments of $16.7 million and $15.7 million for the years ended December 31, 2011 and 2010, respectively. Excluding the non-cash losses on derivative instruments, interest expense for 2011 was higher than 2010 due to interest relating to the issuance of GO Zone bonds in November and December 2010 as well as increased rates on the amended revolving credit facility and letter of credit fees associated with the tax-exempt debt. Cash interest paid was $31.5 million and $34.1 million for 2011 and 2010, respectively.

Income Taxes

The business files a consolidated federal income tax return and files a separate state income tax return in six states.

For 2011, IMTT recorded $28.9 million of federal income tax expense and $5.9 million of state income tax expense. IMTT made federal tax payments related to 2011 of $8.4 million and state payments of $4.7 million. The federal income tax expense exceeds the cash taxes primarily due to accelerated tax depreciation, which is discussed below.

At December 31, 2010, IMTT expected its current federal and state tax expense for 2010 would be $5.5 million and $7.0 million, respectively. The actual current federal and state tax expense amounts for 2010 were $2.9 million and $4.7 million, respectively. The primary reason for the reduction in current tax expense was an additional pension plan contribution for the 2010 plan year. At December 31, 2009, IMTT had federal NOLs of $50.5 million, of which $5.8 million was carried back to 2008 and $44.7 million was carried forward and fully utilized in 2010.

The “Provision for income taxes, net of changes in deferred taxes” of $8.2 million, in the table above, represents the cash taxes for 2011 of $13.1 million, offset by a net $4.9 million reduction in the 2010 current tax expense primarily for pension plan contributions made during 2010.

A significant difference between IMTT’s book and federal taxable income relates to depreciation of terminalling fixed assets. For book purposes, these fixed assets are depreciated primarily over 15 to 30 years using the straight-line method of depreciation. For federal income tax purposes, these fixed assets are depreciated primarily over 5 to 15 years using accelerated methods. Most terminalling fixed assets placed in service in 2010 and 2011 qualify for the federal 50% or 100% tax depreciation, except assets placed in service in Louisiana financed with GO Zone Bonds. A significant portion of Louisiana terminalling fixed assets constructed since Hurricane Katrina are financed with Gulf Opportunity Zone Bonds (“GO Zone Bonds”). GO Zone Bond financed assets are depreciated, for tax purposes, primarily over 9 to 20 years using the straight-line depreciation method. Most of the states in which the business operates do not allow the use of the federal tax depreciation calculation methods.

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Key Factors Affecting Operating Results

•	environmental response service revenue and gross profit increased principally due to spill response work and other activities related to the oil spill in the Gulf of Mexico; and
•	terminal revenue and gross profit increased principally due to:
•	increase in average tank rental rates; and
•	increase in volume of storage under contract.

Revenue and Gross Profit

The increase in terminal revenue primarily reflects growth in storage revenue. Storage revenue grew due to an increase in average rental rates of 7.2% during 2010 and an increase in storage capacity mainly attributable to certain expansion projects at IMTT’s Louisiana facilities.

Energy-Related Businesses: IMTT – (continued)

Capacity utilization was essentially flat at 93.6% during 2010 compared with 94.0% in 2009. Utilization rates were lower in the second half of 2010, primarily due to tanks being taken out of service for inspection and repairs and maintenance. Many of these tanks were returned to service in early 2011.

Terminal operating costs increased during 2010 as compared to 2009 primarily as a result of an increase in salaries and wages and higher repairs and maintenance.

Revenue and gross profit from environmental response services increased substantially during 2010 primarily due to the increase in spill response activities following the April 20, 2010 BP oil spill in the Gulf of Mexico.

General and Administrative Expenses

General and administrative expenses for 2010 increased primarily due to the increase in environmental response services activity compared with 2009. The increase reflects a $9.1 million increase from the environmental response service business, primarily related to cash and accrued bonuses and sales commissions.

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

Income Taxes

For 2010, IMTT recorded $5.5 million of current federal income tax expense and $7.0 million of current state income tax expense. For 2009, the business paid state income taxes of approximately $1.6 million.

Energy-Related Businesses: The Gas Company

	Year Ended December 31,			Change (From 2010 to 2011) Favorable/(Unfavorable)		Change (From 2009 to 2010) Favorable/(Unfavorable)
	2011	2010	2009
	$	$	$	$	%	$	%
	($ In Thousands) (Unaudited)
Contribution margin
Revenue – non-utility	112,020	96,855	79,597	15,165	15.7	17,258	21.7
Cost of revenue – non-utility	60,369	48,896	36,580	(11,473)	(23.5)	(12,316)	(33.7)
Contribution margin – non-utility	51,651	47,959	43,017	3,692	7.7	4,942	11.5
Revenue – utility	140,746	113,752	95,769	26,994	23.7	17,983	18.8
Cost of revenue – utility	102,213	76,891	60,227	(25,322)	(32.9)	(16,664)	(27.7)
Contribution margin – utility	38,533	36,861	35,542	1,672	4.5	1,319	3.7
Total contribution margin	90,184	84,820	78,559	5,364	6.3	6,261	8.0
Production	7,410	6,725	6,471	(685)	(10.2)	(254)	(3.9)
Transmission and distribution	19,776	19,269	19,152	(507)	(2.6)	(117)	(0.6)
Gross profit	62,998	58,826	52,936	4,172	7.1	5,890	11.1
Selling, general and administrative expenses	16,025	16,684	16,720	659	3.9	36	0.2
Depreciation and amortization	7,218	6,649	6,829	(569)	(8.6)	180	2.6
Operating income	39,755	35,493	29,387	4,262	12.0	6,106	20.8
Interest expense, net(1)	(9,138)	(16,505)	(9,250)	7,367	44.6	(7,255)	(78.4)
Other expense	(220)	(90)	(355)	(130)	(144.4)	265	74.6
Unrealized losses on derivative instruments	—	—	(327)	—	—	327	100.0
Provision for income taxes	(12,225)	(7,400)	(7,619)	(4,825)	(65.2)	219	2.9
Net income(2)	18,172	11,498	11,836	6,674	58.0	(338)	(2.9)
Reconciliation of net income to EBITDA excluding non-cash items:
Net income(2)	18,172	11,498	11,836
Interest expense, net(1)	9,138	16,505	9,250
Provision for income taxes	12,225	7,400	7,619
Depreciation and amortization	7,218	6,649	6,829
Unrealized losses on derivative instruments	—	—	327
Other non-cash expenses	2,279	2,384	1,771
EBITDA excluding non-cash items	49,032	44,436	37,632	4,596	10.3	6,804	18.1
EBITDA excluding non-cash items	49,032	44,436	37,632
Interest expense, net(1)	(9,138)	(16,505)	(9,250)
Non-cash derivative (gains) losses recorded in interest expense(1)	(225)	7,334	309
Amortization of debt financing costs(1)	478	478	478
Provision for income taxes, net of changes in deferred taxes	(3,136)	(4,333)	(4,936)
Changes in working capital	(9,350)	(2,079)	1,327
Cash provided by operating activities	27,661	29,331	25,560
Changes in working capital	9,350	2,079	(1,327)
Maintenance capital expenditures	(8,503)	(6,275)	(3,939)
Free cash flow	28,508	25,135	20,294	3,373	13.4	4,841	23.9

(1)	Interest expense, net, includes non-cash gains (losses) on derivative instruments and non-cash amortization of deferred financing fees.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Energy-Related Businesses: The Gas Company – (continued)

Management believes that the presentation and analysis of contribution margin, a non-GAAP performance measure, is meaningful to understanding the business’ performance under both a utility rate structure and a non-utility unregulated pricing structure. Regulation of the utility portion of The Gas Company’s operations provides for the pass through of increases or decreases in feedstock costs to customers. Changes in the cost of LPG distributed to non-utility customers can be recovered in pricing, subject to competitive conditions.

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

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

Key Factors Affecting Operating Results:

•	an increase in non-utility contribution margin driven by effective margin management and increase in the volume of gas sold, partially offset by increased transportation costs; and
•	higher utility contribution margin driven by increase in the volume of gas sold, partially offset by increased transportation costs.

Contribution Margin and Operating Income

Non-utility contribution margin improved as the result of effective margin management and a 2.9% increase in volume of gas sold, partially offset by increased transportation costs. The increase in transportation costs is due primarily to increase in inter-island barging costs.

Utility contribution margin was higher driven by a 1.5% increase in the volume of gas sold as the Hawaiian economy continues to recover, partially offset by increased cost of inter-island barging.

The Gas Company renegotiated its LPG contract and SNG feedstock contract with Tesoro during 2011, with both contracts now expiring September 30, 2013. The feedstock contract is subject to approval by the HPUC, and such approval is expected by mid-2012. The Gas Company expects that a modest level of savings will be passed through to consumers, all else being equal, via the fuel adjustment charge mechanism and will have no impact on utility contribution margin and minimal impact on the non-utility margin.

Production, transmission and distribution and selling, general and administrative expenses are composed primarily of labor-related expenses and professional fees. On a combined basis, these costs were higher in 2011 compared to 2010, driven primarily by higher vehicle expenses, vendor services and electricity costs. These increases were partially offset by increased allocation of labor costs to capital projects.

Interest Expense, Net

Interest expense, net, includes non-cash gains on derivative instruments of $225,000 for 2011. For 2010, interest expense, net, includes non-cash losses on derivative instruments of $7.3 million. Excluding the non-cash gains (losses) on derivative instruments, interest expense 2011 was higher primarily due to the expiration of an interest rate basis swap agreement in March 2010 and a contractual increase in interest rate margin for The Gas Company’s primary debt facilities beginning June 2011. Cash interest paid was $8.7 million and $8.6 million for 2011 and 2010, respectively.

Energy-Related Businesses: The Gas Company – (continued)

Income Taxes

Income from The Gas Company is included in our consolidated federal income tax return, and is subject to Hawaii state income taxes. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business. For 2011, the business expects to pay cash state income taxes of approximately $1.2 million. Any federal income tax liability is expected to be offset in consolidation from the application of NOLs. The “Provision for income taxes, net of changes in deferred taxes” of $3.1 million in the above table, includes $2.1 million of federal income taxes payable to MIC, which is offset by MIC’s NOLs.

The business’ federal taxable income differs from book income primarily as a result of differences in the depreciation of fixed assets. The state of Hawaii does not allow the federal bonus depreciation deduction of 100% for 2011 or 50% for 2012 in determining state taxable income.

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

The Gas Company renegotiated its SNG feedstock contract with Tesoro during 2010. The contract was approved by the HPUC in 2011. Changes in cost of feedstock were passed through to consumers via the fuel adjustment charge mechanism.

Non-utility contribution margin was higher for 2010 as a result of effective margin management. The volume of gas products sold in 2010 was approximately 1.7% higher than 2009. The Gas Company renegotiated its LPG supply contracts during 2010. In the fourth quarter, Chevron had an unexpected shut down, which impacted the business’ local supplies, requiring the business to procure higher-priced foreign sources of LPG.

On a combined basis, production, transmission and distribution and selling, general and administrative expenses were 0.8% higher than 2009 primarily due to higher salary and electricity costs, mostly offset by capitalized labor costs.

Interest Expense, Net

Interest expense, net, includes non-cash losses on derivative instruments of $7.3 million and $309,000 for 2010 and 2009, respectively. Excluding the non-cash losses on derivative instruments, interest expense was slightly higher in 2010 compared with 2009 due to the expiration of an interest rate basis swap agreement. Cash interest paid was $8.6 million and $8.5 million for 2010 and 2009, respectively.

Income Taxes

For 2010, the business had a current state income tax expense of $830,000 on current state taxable income of $18.7 million.

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

Energy-Related Businesses: District Energy – (continued)

The financial results discussed below reflect 100% of District Energy’s performance during the periods presented below.

	Year Ended December 31,			Change (From 2010 to 2011) Favorable/(Unfavorable)		Change (From 2009 to 2010) Favorable/(Unfavorable)
	2011	2010	2009
	$	$	$	$	%	$	%
	($ In Thousands) (Unaudited)
Cooling capacity revenue	21,784	21,162	20,430	622	2.9	732	3.6
Cooling consumption revenue	22,707	24,386	20,236	(1,679)	(6.9)	4,150	20.5
Other revenue	2,957	3,371	3,137	(414)	(12.3)	234	7.5
Finance lease revenue	4,992	7,843	4,758	(2,851)	(36.4)	3,085	64.8
Total revenue	52,440	56,762	48,561	(4,322)	(7.6)	8,201	16.9
Direct expenses – electricity	14,641	16,343	13,356	1,702	10.4	(2,987)	(22.4)
Direct expenses – other(1)	19,961	20,349	18,647	388	1.9	(1,702)	(9.1)
Direct expenses – total	34,602	36,692	32,003	2,090	5.7	(4,689)	(14.7)
Gross profit	17,838	20,070	16,558	(2,232)	(11.1)	3,512	21.2
Selling, general and administrative expenses	3,374	3,217	3,407	(157)	(4.9)	190	5.6
Amortization of intangibles	1,368	1,368	1,368	—	—	—	—
Operating income	13,096	15,485	11,783	(2,389)	(15.4)	3,702	31.4
Interest expense, net(2)	(13,208)	(20,671)	(8,995)	7,463	36.1	(11,676)	(129.8)
Other income	1,478	1,804	1,235	(326)	(18.1)	569	46.1
Unrealized losses on derivative instruments	—	—	(1,378)	—	—	1,378	100.0
(Provision) benefit for income taxes	(212)	1,844	(773)	(2,056)	(111.5)	2,617	NM
Noncontrolling interest	(850)	(1,284)	(690)	434	33.8	(594)	(86.1)
Net income (loss)(3)	304	(2,822)	1,182	3,126	110.8	(4,004)	NM
Reconciliation of net income (loss) to EBITDA excluding non-cash items:
Net income (loss)(3)	304	(2,822)	1,182
Interest expense, net(2)	13,208	20,671	8,995
Provision (benefit) for income taxes	212	(1,844)	773
Depreciation(1)	6,639	6,555	6,086
Amortization of intangibles	1,368	1,368	1,368
Unrealized losses on derivative instruments	—	—	1,378
Other non-cash expenses (income)	964	(1,082)	1,009
EBITDA excluding non-cash items	22,695	22,846	20,791	(151)	(0.7)	2,055	9.9
EBITDA excluding non-cash items	22,695	22,846	20,791
Interest expense, net(2)	(13,208)	(20,671)	(8,995)
Non-cash derivative losses (gains) recorded in interest expense(2)	2,587	10,136	(1,158)
Amortization of debt financing costs(2)	681	681	681
Equipment lease receivable, net	3,105	2,761	2,752
Provision/benefit for income taxes, net of changes in deferred taxes	(868)	—	—
Changes in working capital	520	(794)	377
Cash provided by operating activities	15,512	14,959	14,448
Changes in working capital	(520)	794	(377)
Maintenance capital expenditures	(659)	(1,207)	(1,001)
Free cash flow	14,333	14,546	13,070	(213)	(1.5)	1,476	11.3

NM — Not meaningful

(1)	Includes depreciation expense of $6.6 million, $6.6 million and $6.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.
(2)	Interest expense, net, includes non-cash (losses) gains on derivative instruments and non-cash amortization of deferred financing fees.
(3)	For the year ended December 31, 2009, corporate allocation expense and the tax effect have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Energy-Related Businesses: District Energy – (continued)

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

Key Factors Affecting Operating Results:

•	an increase in capacity revenue from new customers and annual inflation-linked increases in contract capacity rates; and
•	decreased other direct expenses due to lower real estate taxes.

Gross Profit

Excluding the finance lease revenue adjustment in 2010 discussed below, gross profit increased due primarily to an increase in cooling capacity revenue from new customers and annual inflation-related increases of contract capacity rates, in accordance with customer contract terms, and lower real estate taxes related to a successful tax appeal at one of the business’ facilities. The increase was partially offset by lower consumption revenue, net of electricity costs, due to cooler average temperatures during the second and third quarters of 2011 compared with 2010.

Finance Lease Revenue

Finance lease revenue is comprised of the interest portion of lease payments received from equipment leases with various customers primarily in Las Vegas. The principal receipts on these equipment leases are recorded in cash from operating activities in the cash flow statement.

Finance lease revenue decreased by $2.9 million in 2011 compared with 2010 primarily due to a one-time $2.5 million adjustment made in 2010 to the allocation of cash received from customers between principal and interest since the inception of the lease. The increase in the interest portion of the lease in 2010 was directly offset by a decrease in other non-cash (income) expenses on District Energy and the consolidated statement of cash flows in 2010. This has no effect on free cash flow or cash from operating activities, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations —  Liquidity and Capital Resources” in Part II, Item 7.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were higher compared with 2010 due to a larger accrual for performance-linked management incentives earned in 2011.

Other Income

Other income decreased due to lower payments received under agreements to manage the business’ energy consumption during periods of peak demand on the Illinois electricity grid.

Interest Expense, Net

Interest expense, net, includes non-cash losses on derivative instruments of $2.6 million and $10.1 million for 2011 and 2010, respectively. Excluding the non-cash losses on derivative instruments, interest expense was slightly higher in 2011 compared with 2010 due to the expiration of an interest rate basis swap agreement in March 2010. Cash interest paid was $10.0 million and $9.8 million for 2011 and 2010, respectively.

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

Energy-Related Businesses: District Energy – (continued)

As of December 31, 2011, the business has approximately $16.4 million in federal NOL carryforwards available to offset positive taxable income and $23.1 million in Illinois state NOL carryforwards, for which utilization is deferred until 2015. For 2011, District Energy expects to pay a federal Alternative Minimum Tax of approximately $112,000 and state income taxes of approximately $606,000, which is reflected in the “Provision/benefit for income taxes, net of changes in deferred taxes” of $868,000 in the above table. The remainder of the change includes $150,000 of taxes paid in 2011, but attributable to 2010. The business expects to have federal taxable income in 2012 and 2013, which will be wholly offset by NOL carryforwards.

In 2011, Illinois enacted the Taxpayer Accountability and Budget Stabilization Act, which increased the state corporate income tax rate to 7.0% from 4.8% through 2014 and suspended the use of state NOL carryforward through 2014. For 2011, District Energy recorded $147,000 of deferred state income tax expense due to the increase in Illinois corporate income tax rates enacted in 2011.

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Key Factors Affecting Operating Results

•	an increase in consumption gross profit driven by warmer average temperatures in 2010; and
•	a net increase in contracted capacity revenue from new customers.

Gross Profit

Gross profit increased primarily due to warmer average temperatures during the second and third quarters of 2010 compared with the comparable period in 2009 resulting in higher ton-hour sales. Additionally, cooling capacity revenue increased due to a net increase in contracted capacity provided to new customers that began service predominantly in the second quarter of 2009, and annual inflation-related increases of contract capacity rates, in accordance with customer contract terms.

Finance Lease Revenue

Finance lease revenue increased by $3.1 million from 2009 to 2010 primarily due to a one-time $2.5 million adjustment primarily in the allocation of cash received from customers between principal and interest since the inception of the lease. The increase in the interest portion of the lease in 2010 was directly offset by a decrease in other non-cash (income) expenses on District Energy and the consolidated statement of cash flows in 2010. This has no effect on free cash flow or cash from operating activities, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Part II, Item 7.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased due to a reduction in incentives. This decrease was offset by a reimbursement from a customer for professional fees related to the Las Vegas plant expansion that occurred in 2009.

Other Income

Other income increased due to the timing of payments earned under agreements to review and manage the business’ energy consumption during periods of peak demand in 2010.

Interest Expense, Net

Interest expense, net, includes non-cash losses on derivative instruments of $10.1 million for 2010 and non-cash gains of $1.2 million for 2009. Excluding the non-cash (losses) gains on derivative instruments, interest expense was higher in 2010 compared with 2009 due to the expiration of an interest rate basis swap agreement and a higher debt balance during 2010 compared with 2009. Cash interest paid was $9.8 million and $9.5 million for 2010 and 2009, respectively.

Income Taxes

For 2010 and 2009, District Energy did not pay federal or state income taxes due to its NOL carryforwards.

Aviation-Related Business

Atlantic Aviation

	Year Ended December 31,			Change (From 2010 to 2011) Favorable/(Unfavorable)		Change (From 2009 to 2010) Favorable/(Unfavorable)
	2011	2010	2009
	$	$	$	$	%	$	%
	($ In Thousands) (Unaudited)
Revenue
Fuel revenue	527,501	417,489	314,603	110,012	26.4	102,886	32.7
Non-fuel revenue	156,084	155,933	171,546	151	0.1	(15,613)	(9.1)
Total revenue	683,585	573,422	486,149	110,163	19.2	87,273	18.0
Cost of revenue
Cost of revenue-fuel	363,694	265,493	184,853	(98,201)	(37.0)	(80,640)	(43.6)
Cost of revenue-non-fuel	18,142	16,397	14,314	(1,745)	(10.6)	(2,083)	(14.6)
Total cost of revenue	381,836	281,890	199,167	(99,946)	(35.5)	(82,723)	(41.5)
Fuel gross profit	163,807	151,996	129,750	11,811	7.8	22,246	17.1
Non-fuel gross profit	137,942	139,536	157,232	(1,594)	(1.1)	(17,696)	(11.3)
Gross profit	301,749	291,532	286,982	10,217	3.5	4,550	1.6
Selling, general and administrative expenses(1)	174,148	174,526	179,949	378	0.2	5,423	3.0
Goodwill impairment	—	—	71,200	—	—	71,200	100.0
Depreciation and amortization	67,336	56,602	89,508	(10,734)	(19.0)	32,906	36.8
Loss on disposal of assets	1,522	17,869	—	16,347	91.5	(17,869)	NM
Operating income (loss)	58,743	42,535	(53,675)	16,208	38.1	96,210	179.2
Interest expense, net(2)	(36,905)	(69,409)	(72,929)	32,504	46.8	3,520	4.8
Other expense	(244)	(917)	(1,451)	673	73.4	534	36.8
Unrealized losses on derivative instruments	—	—	(23,331)	—	—	23,331	100.0
(Provision) benefit for income taxes	(11,952)	9,497	61,009	(21,449)	NM	(51,512)	(84.4)
Net income (loss)(3)	9,642	(18,294)	(90,377)	27,936	152.7	72,083	79.8
Reconciliation of net income (loss) to EBITDA excluding non-cash items:
Net income (loss)(3)	9,642	(18,294)	(90,377)
Interest expense, net(2)	36,905	69,409	72,929
Provision (benefit) for income taxes	11,952	(9,497)	(61,009)
Depreciation and amortization	67,336	56,602	89,508
Goodwill impairment	—	—	71,200
Loss on disposal of assets	617	17,869	—
Unrealized losses on derivative instruments	—	—	23,331
Other non-cash expenses	228	1,388	903
EBITDA excluding non-cash items	126,680	117,477	106,485	9,203	7.8	10,992	10.3
EBITDA excluding non-cash items	126,680	117,477	106,485
Interest expense, net(2)	(36,905)	(69,409)	(72,929)
Interest rate swap breakage fees(2)	(2,327)	(5,528)	(8,776)
Non-cash derivative (gains) losses recorded in interest expense(2)	(18,280)	11,473	13,722
Amortization of debt financing costs(2)	2,927	2,984	3,144
Provision/benefit for income taxes, net of changes in deferred taxes	(1,481)	(1,486)	(190)
Changes in working capital	(15,307)	(1,476)	9,474
Cash provided by operating activities	55,307	54,035	50,930
Changes in working capital	15,307	1,476	(9,474)
Maintenance capital expenditures	(8,900)	(7,027)	(4,513)
Free cash flow	61,714	48,484	36,943	13,230	27.3	11,541	31.2

NM — Not meaningful

(1)	Includes $2.4 million increase in the bad debt reserve in the first quarter of 2009 due to the deterioration of accounts receivable aging.
(2)	Interest expense, net, includes non-cash gains (losses) on derivative instruments, non-cash amortization of deferred financing fees and interest rate swap breakage fees.
(3)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Aviation-Related Business: Atlantic Aviation – (continued)

Key Factors Affecting Operating Results:

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

•	higher general aviation (“GA”) volume of fuel sold and marginally higher weighted average GA fuel margins;
•	lower cash interest expense driven by reduced debt levels; and
•	flat selling, general and administrative expenses.

Revenue and Gross Profit

The majority of the revenue and gross profit by Atlantic Aviation is generated through fueling GA aircraft at 65 airports in the U.S. Revenue is categorized according to who owns the fuel used to service these aircraft. If our business owns the fuel, it records the cost to purchase that fuel as cost of revenue-fuel. The business’ corresponding fuel revenue is its cost to purchase that fuel plus a margin. The business generally pursues a strategy of maintaining, and where appropriate increasing, dollar-based margins, thereby passing any fluctuations in fuel prices to the customer.

Atlantic Aviation also has into-plane arrangements whereby it fuels aircraft with fuel owned by another party. It collects a fee for this service that is recorded as non-fuel revenue. Non-fuel revenue also includes various services such as hangar rentals, de-icing, landing fees, tie-down fees and miscellaneous services.

The business’ fuel-related revenue and gross profit are driven by the volume of fuel sold and dollar-based margin/fee per gallon. This applies to both fuel and into-plane revenue. Customers will sometimes move from one category to the other.

Management believes discussing total fuel-related revenue and gross profit, including both fuel sales and into-plane arrangements (as recorded in the non-fuel revenue line) and related key metrics on an aggregate basis, provides a more meaningful analysis of Atlantic Aviation’s gross profit than a discussion of each item. In 2011, the business derived 66.1% of total gross profit from fuel and fuel-related services compared with 65.1% in 2010.

The increase in gross profit for the year ended December 31, 2011 resulted from an increase in volume of fuel sold and slightly higher margins, due primarily to more efficient fuel procurement. The business also benefited from the contributions from the opening of its Oklahoma City FBO in June 2011 and the acquisition of two Oregon FBOs in September 2011. The increase was partially offset by the divestiture of four FBOs in 2011.

On a same store basis, gross profit increased by 5.2% for 2011. On the same store basis, the volume of GA fuel sold increased by 5.5% and GA average fuel margin increased by 2.5%. Non-fuel and non-GA gross profit increased by 2.2%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2011 were flat compared with 2010. Higher weather-related expenses in the first quarter of 2011, and higher motor fuel cost and credit card fees throughout 2011 were offset by lower rent expense resulting from the sale of FBOs and lower insurance premiums. The reduction in insurance premiums were a result of Atlantic Aviation’s safety program and safety record.

Depreciation and Amortization

Depreciation for 2011 includes non-cash write-offs of $2.9 million primarily associated with the leasehold improvements recorded during the quarter ended September 30, 2011 at Atlantic Aviation. This write-off was due to the consolidation of two FBOs it operated at one airport.

In addition, depreciation and amortization of intangible expense for 2011 includes non-cash asset impairment charges of $8.7 million recorded at Atlantic Aviation during the quarter ended June 30, 2011. The impairment charges resulted from adverse trading conditions specific to three small locations. There were no impairment charges in 2010.

Aviation-Related Business: Atlantic Aviation – (continued)

Loss on disposal of assets

During 2011 and 2010, Atlantic Aviation concluded that several of its sites did not have sufficient scale or serve a market with sufficiently strong growth prospects to warrant continued operations at these sites. Atlantic Aviation sold certain FBOs and reinvested the proceeds in the acquisition of two FBOs in Oregon during the third quarter of 2011. Accordingly, Atlantic Aviation recorded $1.5 million, of which $617,000 was non-cash, and $17.9 million in non-cash losses on disposal of assets in 2011 and 2010, respectively.

Interest Expense, Net

Interest expense, net, includes non-cash gains on derivative instruments of $20.6 million for the year ended December 31, 2011. For the year ended December 31, 2010, interest expense, net, includes non-cash losses on derivative instruments of $5.9 million. Excluding the non-cash gains (losses) on derivative instruments, interest expense for year ended December 31, 2011 was lower due to the prepayment of the outstanding principal balance of the term loan debt, partially offset by the expiration of an interest rate basis swap agreement in March 2010.

In connection with the debt prepayments, Atlantic Aviation incurred interest rate swap breakage fees. Cash paid for interest rate swap breakage fees was $2.3 million for 2011 and $5.5 million for 2010. The interest rate swap breakage fees are excluded from interest expense, net, in the current quarter as they have been included in interest expense, net, in prior periods as part of the mark-to-market derivative adjustments at Atlantic Aviation. Excluding cash paid for interest rate swap breakage fees, cash interest paid was $52.0 million for 2011 and $54.7 million for 2010.

Income Taxes

Income generated by Atlantic Aviation is included in our consolidated federal income tax return. The business files state income tax returns in more than 30 states in which it operates. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business.

The business had approximately $24.4 million of state NOL carryforwards at December 31, 2011. State NOL carryforwards are specific to the state in which the NOL was generated and various states impose limitations on the utilization of NOL carryforwards. Therefore, the business may incur state income tax liabilities in the future, even if its consolidated state taxable income is less than $24.4 million.

Atlantic Aviation, as a whole, expects to generate a current year federal taxable income that will be offset by its separate NOLs, although the business expects to pay an Alternative Minimum Income tax of approximately $300,000 to MIC under the federal tax sharing agreement between the two entities.

The business also expects to have state taxable income in 2011, and pay state income taxes of approximately $1.3 million.

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Key Factors Affecting Operating Results

•	higher GA fuel volumes and higher weighted average GA fuel margins;
•	lower selling, general and administrative expenses due to ongoing expense reduction initiatives; and
•	lower interest expense driven by reduced debt levels; partially offset by
•	a decrease in other non-fuel revenue primarily driven by lower landing fees and miscellaneous fixed based operations related-services.

Revenue and Gross Profit

In 2010, the business derived 65.1% of total gross profit from fuel and fuel-related services. In 2009, Atlantic Aviation derived 63.3% from these services.

Aviation-Related Business: Atlantic Aviation – (continued)

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

The year-on-year change in fuel-related gross profit includes a number of events which will not reoccur in any given year, such as the G-20 meeting in Pittsburgh in 2009 and the temporary closure of the runway at Rifle airport in 2010. Excluding such events, GA fuel volume would have increased 5.8%, and weighted average fuel related margin would have remained flat in 2010. Margin contraction in the first half of the year was offset by margin expansion in the second half of the year. On the same basis, gross profit from other services would have decreased 1.1% for 2010.

Gross profit from other services decreased by 3.9% for the fourth quarter of 2010 compared with the fourth quarter of 2009. The decrease in other services gross profit mainly reflects non-recurring revenue recorded at a location in December 2009.

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

Loss on disposal of assets

As a result of a strategic review commended in 2010, Atlantic Aviation concluded that several of its sites did not have sufficient scale or serve a market with sufficiently strong growth prospects to warrant continued operations at these sites. Therefore, Atlantic Aviation has undertaken to exit certain markets and redeploy resources that may be made available in the process into markets which it views as having better growth profiles and recorded $17.9 million of non-cash losses on disposal of assets in the consolidated statement of operations during the fourth quarter of 2010.

Interest Expense, Net

Interest expense, net, includes non-cash losses on derivative instruments of $5.9 million for the year ended December 31, 2010 and $4.9 million for the year ended December 31, 2009. Excluding the non-cash losses on derivative instruments, interest expense for year ended December 31, 2010 was lower due to an aggregate $136.7 million of prepayments of the term loan principal since February 2009.

Aviation-Related Business: Atlantic Aviation – (continued)

Income Taxes

While Atlantic Aviation as a whole had a current year federal income tax loss for 2010, certain entities within the business generated state taxable income. For the year ended December 31, 2010, the business paid state income taxes of approximately $1.2 million.

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

On February 21, 2012, our board of directors declared a dividend of $0.20 per share for the quarter ended December 31, 2011. The dividend will be paid on March 8, 2012 to holders of record on March 5, 2012. Our board authorized and we have paid a $0.20 dividend for each of the quarters ended September 30, 2011, June 30, 2011 and March 31, 2011.

Contingent upon the favorable outcome related to the IMTT arbitration, and the compliance therewith, and the continued stable performance of our businesses, and subject to prevailing economic conditions, our board of directors expect to increase our dividend to approximately $0.375 per share per quarter.

We believe that our operating businesses will have sufficient liquidity and capital resources to meet future requirements, including servicing long-term debt obligations and making distribution payments to MIC. We base our assessment of the sufficiency of our liquidity and capital resources on the following assumptions:

•	our businesses and investments overall generate, and are expected to continue to generate, significant operating cash flow;
•	the ongoing maintenance capital expenditures associated with our businesses are readily funded from their respective operating cash flow or available financing;
•	all significant short-term growth capital expenditures will be funded with cash on hand or from committed undrawn credit facilities; and
•	we will be able to refinance, extend and/or repay the principal amount of maturing long-term debt on terms that can be supported by our businesses.

We have capitalized our businesses, in part, using project-finance style debt. Project-finance style debt is limited-recourse, floating rate, non-amortizing debt with a medium term maturity of between five and seven years. We are prepaying the principal balance in the following three circumstances:

•	Atlantic Aviation — apply all excess cash flow to prepay additional debt principal whenever the leverage ratio, as defined in the amended debt agreement, is equal to or greater than 6.0x trailing twelve months EBITDA, as adjusted, and apply 50% of excess cash flow to prepay debt whenever the leverage ratio is equal to or greater than 5.5x trailing twelve months EBITDA and below 6.0x;
•	Atlantic Aviation — apply all excess cash flow generated in the fourth quarter of 2012 and thereafter to prepay the principal balance on its term loan facility; and
•	District Energy — apply all excess cash flow generated in the third quarter of 2012 and thereafter to prepay the principal balance on its term loan facility.

At December 31, 2011, the average remaining maturity of the drawn balances of the primary debt facilities across all of our businesses, including our proportional interest in the revolving credit facility of IMTT, was approximately 2.6 years. In light of the improvement in the functioning of the credit markets generally, and the leverage and interest coverage ratios set forth in the following table, we expect each of our businesses and investments to successfully refinance their long-term debt on economically reasonable terms on or before maturity.

Liquidity and Capital Resources: Consolidated – (continued)

Business/Investment	Debt Facility	Maturity	Type of Ratio(1)	Required Ratio(2)	Actual Ratio at December 31, 2011	Percentage of Headroom Available at December 31, 2011
Energy-Related Businesses:
IMTT(3)	Revolver	June 2014	Leverage	< 4.75x	2.70x	76%
			Interest Coverage	> 3.00x	6.12x	104%

The Gas Company(4)	Term Loan and Revolver	June 2013	Forward Interest Coverage	> 3.50x	10.07x	188%
			Backward Interest Coverage	> 3.50x	6.95x	99%

District Energy(4)	Term Loan	September 2014	Leverage	> 6.00%	8.73%	46%
			Interest Coverage	> 1.50x	2.27x	51%
Aviation-Related Business:
Atlantic Aviation(4)	Term Loan	October 2014	Leverage	< 7.50x	5.98x	25%
			Debt Service Coverage	> 1.20x	2.12x	77%

(1)	Ratio as per the debt agreement
(2)	Maximum leverage permitted, or minimum coverage required as per debt agreement
(3)	For a description and material terms of IMTT's debt facilities, see “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — IMTT” in Part II, Item 7
(4)	For a description and material terms of our consolidated businesses' debt facilities, see Note 10, “Long-Term Debt”, in our consolidated financial statements “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K

Until March 31, 2010, the Company had a revolving credit facility provided by various financial institutions, including entities within the Macquarie Group. The facility was repaid in full in December 2009 and no amounts were outstanding under the revolving credit facility as of December 31, 2009 or at the facility’s maturity on March 31, 2010. This facility was not renewed or replaced and we have no other holding company debt.

The section below discusses the sources and uses of cash on a consolidated basis and for each of our businesses and investments. All intercompany activities such as corporate allocations, capital contributions to our businesses and distributions from our businesses have been excluded from the tables as these transactions are eliminated in consolidation.

Liquidity and Capital Resources: Consolidated – (continued)

COMMITMENTS AND CONTINGENCIES

The following table summarizes our future obligations, by period due, as of December 31, 2011, under our various contractual obligations and commitments. We had no off-balance sheet arrangement at that date or currently. The following information does not include IMTT, which is not consolidated.

	Payments Due by Period
	Total	Less than One Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	($ In Thousands)
Long-term debt(1)	$1,120,588	$34,535	$1,083,540	$692	$1,821
Interest obligations	112,450	61,766	50,265	211	208
Capital lease obligations(2)	2,706	944	1,756	6	—
Notes payable	1,272	1,008	186	78	—
Operating lease obligations(3)	387,595	33,465	63,353	55,863	234,914
Time charter obligations(4)	1,253	682	571	—	—
Pension benefit obligations	25,808	2,250	4,882	5,138	13,538
Post-retirement benefit obligations	2,741	323	583	527	1,308
Purchase commitments(5)	10,849	10,849	—	—	—
Other	116	100	16	—	—
Total contractual cash obligations(6)	$1,665,378	$145,922	$1,205,152	$62,515	$251,789

(1)	The long-term debt represents the consolidated principal obligations to various lenders. The primary debt facilities, which are obligations of the operating businesses and have maturities between 2013 and 2014, are subject to certain covenants, the violation of which could result in acceleration of the maturity dates.
(2)	Capital lease obligations are for the lease of certain transportation equipment. Such equipment could be subject to repossession upon violation of the terms of the lease agreements.
(3)	This represents the minimum annual rentals required to be paid under non-cancellable operating leases with terms in excess of one year.
(4)	The Gas Company currently has a time charter arrangement for the use of two barges for transporting LPG between Oahu and its neighbor islands.
(5)	Represents purchase commitments for LPG at The Gas Company.
(6)	The above table does not reflect certain long-term obligations, such as deferred taxes, for which we are unable to estimate the period in which the obligation will be incurred.

In addition to these commitments and contingencies, we typically incur capital expenditures on a regular basis to:

•	maintain our existing revenue-producing assets in good working order (“maintenance capital expenditures”); and
•	expand our existing revenue-producing assets or acquire new ones (“growth capital expenditures”).

See “Investing Activities” below for further discussion of capital expenditures.

We also have other contingencies, including pending or threatened legal and administrative proceedings that are not reflected above as amounts at this time are not ascertainable. See “Legal Proceedings” in Part I, Item 3.

Our sources of cash to meet these obligations are as follows:

•	cash generated from our operations (see “Operating Activities” below);
•	sale of all or part of any of our businesses (see “Investing Activities” below);
•	refinancing our current credit facilities on or before maturity (see “Financing Activities” below); and
•	cash available from our undrawn credit facilities (see “Financing Activities” below).

Liquidity and Capital Resources: Consolidated – (continued)

Analysis of Consolidated Historical Cash Flows from Continuing Operations

	Year Ended December 31,			Change (From 2010 to 2011) Favorable/(Unfavorable)		Change (From 2009 to 2010) Favorable/(Unfavorable)
	2011	2010	2009
($ In Thousands)	$	$	$	$	%	$	%
Cash provided by operating activities	91,042	98,555	82,976	(7,513)	(7.6)	15,579	18.8
Cash used in investing activities	(39,682)	(24,774)	(516)	(14,908)	(60.2)	(24,258)	NM
Cash used in financing activities	(53,137)	(76,528)	(117,818)	23,391	30.6	41,290	35.0

NM — Not meaningful

Operating Activities

Consolidated cash provided by (used in) operating activities comprises primarily the cash from operations of the businesses we own, as described in each of the business discussions below. The cash flow from our consolidated business’ operations is partially offset by expenses paid by the holding company, including base management fees paid in cash, professional fees, cost associated with being a public company and interest incurred in periods prior to March 31, 2010 on any amounts drawn on our revolving credit facility.

The decrease in consolidated cash provided by operating activities from 2010 to 2011 was due primarily to:

•	absence of distribution from IMTT in 2011; and
•	higher working capital requirements due to increased energy costs at Atlantic Aviation and The Gas Company; partially offset by
•	improved operating performance and lower cash interest paid on the reduced term loan balance for Atlantic Aviation;
•	improved operating performance at The Gas Company; and
•	$4.7 million of base management fees paid in cash during 2010 compared to the reinvestment of the 2011 base management fees by our Manager in LLC interests.

Our reported EBITDA excluding non-cash items and free cash flow will be lower if the Manager elects to retain base management fees in cash as compared with its election to reinvest such base management fees in additional LLC interests. The amount by which these items are lower could be material.

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

Distributions from IMTT are reflected in our consolidated cash provided by operating activities only up to our 50% share of IMTT’s positive earnings. Distributions in excess of this, and any distributions when IMTT records a net loss, are reflected in our consolidated cash from investing activities as a return of investment in unconsolidated business. No distribution was received from IMTT during 2011. For 2010, $15.0 million in distributions were included in cash from operating activities compared with $7.0 million in 2009.

Liquidity and Capital Resources: Consolidated – (continued)

We believe our operating activities overall provide a source of sustainable and stable cash flows over the long-term with the opportunity for future growth due to:

•	consistent customer demand driven by the basic nature of the services provided;
•	our strong competitive position due to factors including:
•	high initial development and construction costs;
•	difficulty in obtaining suitable land near many of our operations (for example, airports, waterfront near ports);
•	long-term concessions/contracts;
•	required government approvals, which may be difficult or time-consuming to obtain;
•	lack of cost-efficient alternatives to the services we provide in the foreseeable future; and
•	product/service pricing that we expect to generally keep pace with price changes due to factors including:
•	consistent demand;
•	limited alternatives;
•	contractual terms; and
•	regulatory rate setting.

Investing Activities

The increase in consolidated cash used in investing activities from 2010 to 2011 was primarily due to:

•	acquisition of two Oregon FBOs at Atlantic Aviation during the third quarter of 2011;
•	an increase in capital expenditures at The Gas Company; and
•	an increase in capital expenditures at Atlantic Aviation due to construction costs of a new FBO at Oklahoma City and FBO facility upgrades at a number of locations; partially offset by
•	cash proceeds received in 2011 for the sale of FBOs at Atlantic Aviation; and
•	a decrease in investment in capital leased asset at District Energy.

The increase in consolidated cash used in investing activities from 2009 to 2010 was primarily due to:

•	cash received from the sale of the noncontrolling stake in District Energy in 2009; and
•	higher capital expenditures at The Gas Company; partially offset by
•	lower capital expenditures at District Energy in 2010; and
•	cash received in 2010 from the PCAA bankruptcy estate for expenses paid on behalf of PCAA during its operations.

The primary driver of provided by (cash used) in investing activities in our consolidated cash flows has been acquisitions of businesses in new and existing segments, and the sale of the noncontrolling stake in District Energy. The other main driver is capital expenditures. Maintenance capital expenditures are generally funded by cash from operating activities and growth capital expenditures are generally funded by drawing on our available credit facilities or with equity capital. We may fund maintenance capital expenditures from credit facilities or equity capital and growth capital expenditures from operating activities from time to time. Acquisitions of businesses are generally funded on a long-term basis through raising additional equity capital and/or project-financing style credit facilities.

Liquidity and Capital Resources: Consolidated – (continued)

In December 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (the “Act”) was signed. The Act provides for 100% bonus depreciation for certain fixed assets placed in service after September 8, 2010 and before January 1, 2012, and 50% bonus depreciation for certain fixed assets placed in service during 2012 for federal income tax purposes. Generally, states do not allow this bonus depreciation deduction in determining state taxable income. Importantly, Illinois and Louisiana, two states in which we have significant operations, do permit the use of bonus depreciation in calculating state taxable income. We took and will take into consideration the benefits of these accelerated depreciation provisions of the Act when evaluating capital expenditure plans for 2011 and 2012.

Financing Activities

The decrease in consolidated cash used in financing activities from 2010 to 2011 was primarily due to:

•	lower net debt repayments at Atlantic Aviation and no debt repayments at The Gas Company during 2011; and
•	proceeds from long-term debt in 2011 at The Gas Company and Atlantic Aviation and borrowings on line of credit facilities at Atlantic Aviation; partially offset by
•	dividends paid to our shareholders during 2011; and
•	an increase in distributions paid to noncontrolling interest in District Energy.

The decrease in consolidated cash used in financing activities from 2009 to 2010 was primarily due to:

•	higher debt repayment during 2009 at Atlantic Aviation; and
•	full repayment of the MIC Inc. revolving credit facility during 2009; partially offset by
•	debt draw downs at District Energy and The Gas Company to fund capital expenditures during 2009;
•	full repayment on The Gas Company working capital facility during 2010; and
•	distributions paid to the noncontrolling interest in District Energy.

The primary drivers of cash provided by (used in) financing activities are equity offerings, debt financing of acquisitions and capital expenditures, the subsequent refinancing of our businesses and the repayment of the outstanding principal balance on maturing debt and principal payments on capital leases.

Given the favorable interest rate environment, management is seeking to refinance The Gas Company’s credit facilities in 2012 ahead of its maturity in mid-2013.

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

Energy-Related Businesses: IMTT – (continued)

	Year Ended December 31,			Change (From 2010 to 2011) Favorable/(Unfavorable)		Change (From 2009 to 2010) Favorable/(Unfavorable)
	2011	2010	2009
($ In Thousands)	$	$	$	$	%	$	%
Cash provided by operating activities	129,151	196,187	133,382	(67,036)	(34.2)	62,805	47.1
Cash used in investing activities	(66,133)	(168,084)	(141,216)	101,951	60.7	(26,868)	(19.0)
Cash (used in) provided by financing activities	(15,781)	(20,249)	6,262	4,468	22.1	(26,511)	NM

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

Cash provided by operating activities decreased from 2010 to 2011 primarily as a result of the reduced contribution from IMTT’s environmental response services business, the timing of payment of various accrued expenses and a larger contribution to the pension fund, partially offset by improved terminal operating results.

In 2010, working capital requirements increased substantially as a result of the timing of payments on work being performed in connection with the BP oil spill in the Gulf of Mexico.

Cash provided by operating activities increased from 2009 to 2010 primarily due to cash received from customers in connection with the BP oil spill in the Gulf of Mexico and improved terminal operating results.

Investing Activities

Cash used in investing activities primarily relates to capital expenditures and an investment in a tax-exempt bond escrow.

The decrease in cash used in investing activities from 2010 to 2011 was due primarily to the release of a tax-exempt bond escrow, partially offset by higher capital expenditures in 2011 as compared with 2010. Total capital expenditures increased from $110.8 million in 2010 to $130.2 million in 2011.

The increase in cash used in investing activities from 2009 to 2010 was primarily due to the tax-exempt bond escrow, partially offset by lower capital expenditures in 2010 as compared with 2009. Total capital expenditures decreased from $122.6 million in 2009 to $110.8 million in 2010 primarily reflecting a reduction in growth capital expenditures, partially offset by an increase in maintenance capital expenditures.

In December 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (the “Act”) was signed. The Act provides for 100% tax depreciation for certain fixed assets placed in service after September 8, 2010 and before January 1, 2012, and 50% tax depreciation for certain fixed assets placed in service during 2012 for federal income tax purposes. Generally, states do not allow this tax depreciation deduction in determining state taxable income. Importantly, Louisiana, in which IMTT has significant operations, does permit the use of federal tax depreciation in calculating state taxable income. IMTT took and will take into consideration the benefits of these accelerated depreciation provisions of the Act when evaluating capital expenditure plans for 2011 and 2012.

Energy-Related Businesses: IMTT – (continued)

Maintenance and Environmental Capital Expenditure

IMTT incurs maintenance and environmental capital expenditures to prolong the useful lives and increase the service capacity of existing revenue-producing assets. Maintenance and environmental capital expenditures include the refurbishment of storage tanks, piping, dock facilities and environmental capital expenditures, principally in relation to improvements in containment measures and remediation. During the years ended December 31, 2011, 2010 and 2009, IMTT incurred $57.3 million, $45.0 million and $40.0 million, respectively, on maintenance and environmental capital expenditures, including (i) $45.9 million, $37.5 million and $36.0 million, respectively, principally in relation to refurbishments of tanks, docks and other infrastructure and (ii) $11.4 million, $7.5 million and $4.0 million, respectively, on environmental capital expenditures.

For the full-year 2012, MIC expects IMTT to spend approximately $50.0 million on maintenance and environmental capital expenditures. MIC anticipates that maintenance and environmental capital expenditures at IMTT will remain at elevated levels through 2014 due to required cleaning and inspection program in Louisiana.

Growth Capital Expenditure

During 2011, IMTT incurred growth capital expenditures of $72.9 million. This compares to growth capital expenditures incurred of $65.8 million and $82.6 million for 2010 and 2009, respectively.

IMTT has completed growth projects costing $65.1 million, of which $28.0 million related to the construction or upgrade of support infrastructure, primarily docks. These projects are expected to generate $6.5 million of annualized gross profit and EBITDA as outlined in the table below.

	Anticipated Incremental Gross Profit/EBITDA Annualized	Anticipated Cumulative Gross Profit/EBITDA Annualized
2011	$4.8 million	$4.8 million
2012	$1.7 million	$6.5 million

Since November 2011, the IMTT board has approved incremental growth projects having a total value of $21.7 million. These projects are expected to generate an additional $4.8 million of annualized gross profit and EBITDA. These amounts are expected to realize from 2012 to 2014 and are reflected in the table below.

IMTT has growth projects with an estimated total cost of $241.2 million underway, including $52.5 million of support infrastructure projects. To date, $77.6 million has been spent on these projects including $20.7 million on support infrastructure. The projects are expected to generate an additional $41.2 million of annualized gross profit and EBITDA, including a $1.6 million increase in annualized gross profit and EBITDA generated by previously announced projects.

	Anticipated Incremental Gross Profit/EBITDA Annualized	Anticipated Cumulative Gross Profit/EBITDA Annualized
2011	$2.7 million	$2.7 million
2012	$17.9 million	$20.6 million
2013	$15.1 million	$35.7 million
2014	$5.5 million	$41.2 million

Support infrastructure is growth capital expenditure that does not directly generate incremental gross profit or EBITDA as it has no contractual revenue stream associated with it. However, it does facilitate the ongoing growth of IMTT. Examples of such projects include new docks and berths, new truck racks and other inter-modal facilities and new or improved pumps and piping.

Financing Activities

Cash flows used in financing activities decreased from 2010 to 2011 due primarily to a distribution of $5.0 million to each shareholder on January 4, 2010 and $10.0 million to each shareholder on August 9, 2010, as compared with no distributions paid during 2011 and debt issuance costs in 2010 that did not recur. These were partially offset by a decrease in net borrowings on debt facilities.

Energy-Related Businesses: IMTT – (continued)

Cash flows from financing activities decreased from 2009 to 2010 primarily due to net debt repayments in 2010 as compared with net borrowings in 2009 and increased distributions to its shareholders. During 2010, IMTT made $15.0 million of distributions to each of its shareholders, compared with $7.0 million to each of its shareholders in 2009.

At December 31, 2011, the outstanding balance on IMTT’s debt facilities, excluding capitalized leases, consisted of $336.3 million in letter of credit backed tax exempt bonds, $187.9 million in bank owned tax exempt bonds, $86.8 million in revolving credit facilities and $28.7 million in shareholder loans. The weighted average interest rate of the outstanding debt facilities, including any interest rate swaps and fees associated with outstanding letters of credit is 5.05%. Cash interest paid was $31.5 million, $34.1 million and $29.0 million for 2011, 2010 and 2009, respectively.

The following tables summarize the key terms of IMTT’s senior debt facilities as of December 31, 2011.

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

In 2010, IMTT amended its revolving credit facility. The amendment increased the size of the facility from $625.0 million to $1.1 billion. The maturity of $1,025.0 million has been extended to June 7, 2014, with $75.0 million maturing on June 7, 2012. The facility is guaranteed by IMTT’s key operating subsidiaries.

The revolving credit facilities have been used primarily to fund IMTT’s growth capital expenditures in the U.S. and Canada. The terms of IMTT’s U.S. dollar and Canadian dollar denominated revolving credit facilities are summarized in the table below.

	USD Revolving Credit Facility – Extended	USD Revolving Credit Facility – Non-Extended	USD DNB Nor Loans	CAD Revolving Credit Facility – Extended
Total Committed Amount	$930.0 million	$75.0 million	$65.0 million	$30.0 million
Maturity	June 7, 2014	June 7, 2012	December 31, 2012 (at which time it converts to USD Revolving Credit Facility – Extended)	June 7, 2014
Amortization	Revolving, payable at maturity	Revolving, payable at maturity	Term loan, payable at maturity	Revolving, payable at maturity
Interest Rate	Floating at LIBOR plus a margin based on the ratio of Debt to adjusted EBITDA of IMTT and its affiliates as follows:	Floating at LIBOR plus a margin based on the ratio of Debt to adjusted EBITDA of IMTT and its affiliates as follows:	Floating at LIBOR plus 1.0% through December 2012, thereafter per the terms of the USD Revolving Credit Facility	Floating at Bankers’ Acceptances (BA) Rate plus a margin based on the ratio of Debt to adjusted EBITDA of IMTT and its affiliates, as follows:
	<2.0x L+1.50%	<2.0x L+0.55%		<2.0x BA+1.50%
	<2.5x L+1.75%	<2.5x L+0.70%		<2.5x BA+1.75%
	<3.0x L+2.00%	<3.0x L+0.85%		<3.0x BA+2.00%
	<3.75x L+2.25%	<3.75x L+1.00%		<3.75x BA+2.25%
	<4.0x L+2.50%	<4.0x L+1.25%		<4.0x BA+2.50%
	>= 4.0x L+2.75%	>= 4.0x L+1.50%		>= 4.0x BA+2.75%

Energy-Related Businesses: IMTT – (continued)

	USD Revolving Credit Facility – Extended	USD Revolving Credit Facility – Non-Extended	USD DNB Nor Loans	CAD Revolving Credit Facility – Extended
Commitment Fees	A percentage of undrawn committed amounts based on the ratio of Debt to adjusted EBITDA of IMTT and its affiliates, as follows:	A percentage of undrawn committed amounts based on the ratio of Debt to adjusted EBITDA of IMTT and its affiliates, as follows:	N/A	A percentage of undrawn committed amounts based on the ratio of Debt to adjusted EBITDA of IMTT and its affiliates, as follows:
	<2.0x 0.250%	<2.0x 0.125%		<2.0x 0.250%
	<2.5x 0.250%	<2.5x 0.150%		<2.5x 0.250%
	<3.0x 0.250%	<3.0x 0.175%		<3.0x 0.250%
	<3.75x 0.375%	<3.75x 0.200%		<3.75x 0.375%
	<4.0x 0.375%	<4.0x 0.250%		<4.0x 0.375%
	>= 4.0x 0.500%	>= 4.0x 0.250%		>= 4.0x 0.500%
Restrictions on Payments of Dividends	None, provided no default as a result of payment	None, provided no default as a result of payment	None, provided no default as a result of payment	None, provided no default as a result of payment

The Revolving Credit Facility is unsecured except for a pledge of 65% of shares in IMTT’s two Canadian affiliates.

Each of the above components of IMTT’s Revolving Credit Facility includes a covenant limiting the Debt to EBITDA ratio to a maximum of 4.75x. At December 31, 2011, IMTT’s Debt to EBITDA ratio was 2.70x. IMTT’s Revolving Credit Facility is also limited by a minimum Interest Coverage Ratio of 3.0x. At December 31, 2011, IMTT’s Interest Coverage Ratio was 6.12x.

Of the $430.1 million outstanding balance against the revolving credit facility, IMTT had drawn $86.8 million in cash and issued $343.3 million in letters of credit primarily backing tax-exempt GO Zone bonds and New Jersey Economic Development Authority Bonds, or NJEDA bonds, at December 31, 2011.

To partially hedge the interest rate risk associated with IMTT’s current floating rate borrowings under the revolving credit agreement, IMTT entered into a 10 year fixed quarterly LIBOR swap, maturing in March 2017, with a notional amount of $140.0 million as of December 31, 2011 increasing to $200.0 million by December 31, 2012, at a fixed rate of 5.507%.

IMTT has also entered into a $52.0 million, 6.29% fixed vs. LIBOR interest rate swap expiring December 2012.

Gulf Opportunity Zone Bonds (“GO Zone Bonds”)

In August, November and December of 2010, IMTT closed on $85.0 million, $100.0 million and $90.0 million, respectively, of additional GO Zone Bonds, respectively. Proceeds were used to reimburse IMTT for qualified project costs and/or fund future qualifying projects.

IMTT sold $190.0 million of the additional GO Zone Bonds issued in 2011 to banking institutions. These bonds do not need to be backed by a letter of credit and will incur a lower interest rate, equal to 68% of 30 day LIBOR plus 65% of the applicable margin (per the revolving credit agreement).

The $300.0 million of GO Zone Bonds that were not sold to banking institutions are required to be supported at all times by bank letters of credit issued under the revolving credit facility.

Energy-Related Businesses: IMTT – (continued)

The key terms of the GO Zone Bonds issued are summarized in the table below:

Facility Term	Gulf Opportunity Zone Bonds I	Gulf Opportunity Zone Bonds II	Gulf Opportunity Zone Bonds III	Gulf Opportunity Zone Bonds IV
Amount outstanding as of December 31, 2011	$215.0 million	$85.0 million	$98.9 million	$89.0 million
Maturity	July 2043	August 2046	December 2040	December 2040
Amortization	Payable at maturity	Payable at maturity	Amortizes over life of bond, subject to tender in 2015	Amortizes over life of bond, subject to tender in 2015
Interest Rate	Floating at tax exempt bond weekly tender rates	Floating at tax exempt bond weekly tender rates	68% of 30 day LIBOR plus 65% of the applicable margin (per the revolving credit agreement)	68% of 30 day LIBOR plus 65% of the applicable margin (per the revolving credit agreement)
Security	Secured (required to be supported at all times by bank letter of credit issued under the revolving credit facility)	Secured (required to be supported at all times by bank letter of credit issued under the revolving credit facility)	Unsecured	Unsecured
Financial Covenants (applicable to IMTT’s key operating subsidiaries on a combined basis)	None	None	None	None
Restrictions on Payments of Dividends	None, provided no default as a result of payment	None, provided no default as a result of payment	None, provided no default as a result of payment	None, provided no default as a result of payment
Interest Rate Hedging	Hedged through June 2017 with $215.0 million at 3.662% fixed vs. 67% of monthly LIBOR interest rate swap	None	None	None

New Jersey Economic Development Authority Bonds (“NJEDA Bonds”)

The key terms of the NJEDA Bonds issued are summarized in the table below:

Facility Term	New Jersey Economic Development Authority Dock Facility Revenue Refund Bonds	New Jersey Economic Development Authority Variable-Rate Demand Revenue Refunding Bond
Amount outstanding as of December 31, 2011	$30.0 million	$6.3 million
Maturity	December 2027	December 2021
Amortization	Payable at maturity	Payable at maturity
Interest Rate	Floating at tax exempt bond daily tender rates	Floating at tax exempt bond daily tender rates
Security	Secured (required to be supported at all times by bank letter of credit issued under the revolving credit facility)	Secured (required to be supported at all times by bank letter of credit issued under the revolving credit facility)

Energy-Related Businesses: IMTT – (continued)

Facility Term	New Jersey Economic Development Authority Dock Facility Revenue Refund Bonds	New Jersey Economic Development Authority Variable-Rate Demand Revenue Refunding Bond
Financial Covenants (applicable to IMTT’s operating subsidiaries on a combined basis)	None	None
Restrictions on Payments of Dividends	None, provided no default as a result of payment	None, provided no default as a result of payment
Interest Rate Hedging	Hedged through November, 2012 with $30.0 million at 3.41% fixed vs. 67% of LIBOR interest rate swap	Hedged through November, 2012 with $6.3 million at 3.41% fixed vs. 67% of LIBOR interest rate swap

In addition to the debt facilities discussed above, IMTT Holdings Inc. received loans from its shareholders other than MIC from 2006 to 2008. The shareholder loans have a fixed interest rate of 5.5% and will be repaid over 15 years by IMTT Holdings Inc. with equal quarterly amortization that commenced March 31, 2008. Shareholder loans of $28.7 million were outstanding as of December 31, 2011.

The Gas Company

	Year Ended December 31,			Change (From 2010 to 2011) Favorable/(Unfavorable)		Change (From 2009 to 2010) Favorable/(Unfavorable)
	2011	2010	2009
($ In Thousands)	$	$	$	$	%	$	%
Cash provided by operating activities	27,661	29,331	25,560	(1,670)	(5.7)	3,771	14.8
Cash used in investing activities	(16,041)	(10,549)	(7,105)	(5,492)	(52.1)	(3,444)	(48.5)
Cash provided by (used in) financing activities	10,000	(19,000)	10,000	29,000	152.6	(29,000)	NM

NM — Not meaningful

Operating Activities

The principal source of cash provided by operating activities is customer receipts. The business incurs payments for fuel, materials, pipeline repairs, vendor services and supplies, payroll and benefit costs, revenue-based taxes and payment of administrative costs. Customers are generally billed monthly and make payments on account. Vendors and suppliers generally bill the business when services are rendered or when products are shipped. The decrease in cash from operations from 2010 to 2011 was driven primarily by the increased LPG and SNG feedstock costs and increased dollar value of inventory held. These were partially offset by improved operating results, and the fact that LPG and SNG feedstock costs are recovered from customers, and lower federal taxes payable to MIC, primarily due to the 100% bonus depreciation deduction taken on fixed assets placed in service during 2011.

The increase from 2009 to 2010 was primarily due to improved operating results and lower cash pension payments in 2010 as compared with 2009, partially offset by an increased dollar value of inventory held at December 31, 2010 due to higher input prices.

Investing Activities

Cash used in investing activities is composed primarily of capital expenditures. Capital expenditures for the non-utility business are funded by cash from operating activities and capital expenditures for the utility business are funded by drawing on credit facilities, as well as cash from operating activities.

Energy-Related Businesses: The Gas Company – (continued)

Maintenance Capital Expenditure

Maintenance capital expenditures include replacement of pipeline sections, improvements to the business’ transmission system and SNG plant, improvements to buildings and other property and the purchase of equipment.

Growth Capital Expenditure

Growth capital expenditures include the purchase of meters, regulators and propane tanks for new customers, the cost of installing pipelines for new residential and commercial construction, new product initiatives, the renewable natural gas pilot plant and the expansion of gas storage facilities.

The following table sets forth information about capital expenditures in The Gas Company:

	Maintenance	Growth
2009	$3.3 million	$4.1 million
2010	$5.3 million	$5.5 million
2011	$9.2 million	$7.1 million
2012 projected	$6.7 million	$8.5 million

In 2012, growth capital expenditures are expected to be higher than in 2011 due to an LNG backup project for a portion of the business’ SNG supply requirements, other new product initiatives and expansion of storage facilities, offset by the completion, in 2011, of additional storage facilities on Maui. Maintenance capital expenditures in 2012 are expected to be lower than in 2011 due to the completion of required pipeline maintenance and inspection projects related to the integrity management program due by 2012 and the completion of several IT system upgrades, offset by an electrical efficiency and reliability project for the SNG plant.

In 2011, growth capital expenditures were higher than in 2010 due to the construction of storage facilities on Maui and the completion of the renewable natural gas project. Maintenance capital expenditures in 2011 were higher than in 2010 as a result of required pipeline maintenance and inspection projects related to the integrity management program due by 2012 and several IT system upgrades, offset by the completion of work on the Tesoro bypass project mainly in 2010.

In December 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (the “Act”) was signed. The Act provides for 100% tax depreciation for certain fixed assets placed in service after September 8, 2010 and before January 1, 2012, and 50% tax depreciation for certain fixed assets placed in service during 2012 for federal income tax purposes. Generally, states do not allow this federal tax depreciation deduction in determining state taxable income. The Gas Company took and will take into consideration the benefits of these accelerated depreciation provisions of the Act when evaluating capital expenditure plans for 2011 and 2012.

Capital expenditures in 2010 were higher than 2009 due to required pipeline maintenance and inspection projects and the renewable feedstock project at the SNG plant.

Financing Activities

The main drivers of cash from financing activities are debt financings for capital expenditures and the repayment of outstanding credit facilities. At December 31, 2011, the outstanding balance on the business’ debt facilities consisted of $160.0 million in term loan facility borrowings and $10.0 million from the revolving credit facility.

The change in cash from financing activities from 2010 to 2011 was due to the drawdown of the revolving credit facility of $10.0 million during 2011 compared with the repayment of $19.0 million in 2010. The change from 2009 to 2010 was due to the repayment of the revolving credit facility of $19.0 million during 2010 compared with draw down of $10.0 million in 2009.

The Gas Company has interest rate swaps hedging 100% of the interest rate exposure under the two $80.0 million term loan facilities that effectively fix the interest rate at 4.8375% (excluding the margin). The

Energy-Related Businesses: The Gas Company – (continued)

weighted average interest rate of the outstanding debt facilities, including any interest rate swaps at December 31, 2011, was 5.16%. The business paid $8.7 million, $8.6 million and $8.5 million in cash interest related to its debt facilities during 2011, 2010 and 2009, respectively.

The Gas Company also has an uncommitted unsecured short-term borrowing facility of $10.0 million that was amended during the fourth quarter of 2011 to increase its limit from $7.5 million. The facility was renewed during the second quarter of 2011. This credit line bears interest at the lending bank’s quoted rate or prime rate. The facility is available for working capital needs. No amount was outstanding for this facility at December 31, 2011.

Additionally, the HPUC requires that the ratio of consolidated debt to total capital for HGC Holdings not exceed 65% and that $20.0 million be readily available in cash resources at The Gas Company, HGC Holdings or MIC. At December 31, 2011, the debt to total capital ratio was 58.7% and $20.0 million in cash resources was readily available.

Given the favorable interest rate environment, management is seeking to refinance The Gas Company’s credit facilities in 2012 ahead of its maturity in mid-2013.

The financial covenants triggering distribution lock-up or default under the business’ credit facility are as follows:

•	12 mo. look-forward and 12 mo. look-backward adjusted EBITDA/interest <3.5x (distribution lock-up) and <2.5x (default). The look-backward ratio and look-forward ratios at December 31, 2011 were 6.95x and 10.07x, respectively.

For a description of the material terms of The Gas Company’s credit facilities, see Note 10, “Long-Term Debt”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K.

District Energy

The following analysis represents 100% of the cash flows of District Energy.

	Year Ended December 31,			Change (From 2010 to 2011) Favorable/(Unfavorable)		Change (From 2009 to 2010) Favorable/(Unfavorable)
	2011	2010	2009
($ In Thousands)	$	$	$	$	%	$	%
Cash provided by operating activities	15,512	14,959	14,448	553	3.7	511	3.5
Cash used in investing activities	(2,153)	(4,479)	(12,095)	2,326	51.9	7,616	63.0
Cash (used in) provided by financing activities	(8,077)	(5,047)	17,917	(3,030)	(60.0)	(22,964)	(128.2)

Operating Activities

Cash provided by operating activities is driven primarily by customer receipts for services provided and leased equipment payments received (including non-revenue lease principal). Cash used in operating activities is driven by the timing of payments for electricity, vendor services or supplies and the payment of payroll and benefit costs.

Cash from operating activities increased from 2010 to 2011 due primarily to the collection of payments earned under agreements to review and manage the business’ energy consumption during periods of peak demand. The increase in cash provided by operating activities from 2009 to 2010 was primarily due to improved operating results.

Non-revenue lease principal is the principal portion of lease payments received from equipment leases with various customers. This cash inflow is not included in EBITDA, as there is no impact to income, but as an adjustment to calculate cash from operating activities. Non-revenue lease principal was $3.1 million, $2.8 million and $2.8 million in 2011, 2010 and 2009, respectively.

Energy-Related Businesses: District Energy – (continued)

As provided in the agreement between MIC and John Hancock, the owners of the noncontrolling interest of District Energy (collectively, the “members”), all “available cash” will be distributed pro rata to the members on a quarterly basis. “Available cash” is calculated as cash from operating activities plus cash from investing activities (excluding debt funded capital expenditures, and acquisitions, net of cash) plus net debt proceeds minus distributions paid to minority shareholders of the Nevada district energy business. The distribution of available cash may be reduced to comply with any contractual or legal limitations, including restrictions on distributions contained in the business’ credit facility, and to provide for working capital requirements.

Investing Activities

Cash used in investing activities mainly comprises capital expenditures, which are generally funded by drawing on available facilities. Cash used in investing activities in 2011, 2010 and 2009 primarily funded growth capital expenditures for new customer connections and plant expansion.

Maintenance Capital Expenditure

The business expects to spend approximately $1.0 million per year on capital expenditures relating to the replacement of parts, system reliability, customer service improvements and minor system modifications. Maintenance capital expenditures will be funded from available facilities and cash from operating activities and will fluctuate due to the timing of spend on ordinary course maintenance projects.

Growth Capital Expenditure

Since 2008, District Energy signed contracts with five additional customers and committed to spend $1.6 million on interconnection of these contracts. As of December 31, 2011, $1.2 million had been spent, with $386,000 remaining to be spent. The business anticipates it will receive reimbursements from customers for approximately $1.0 million of the total $1.6 million expenditure, of which it had received $663,000 as of December 31, 2011. These additional customers are expected to contribute $625,000 to gross profit and EBITDA on an annualized basis.

District Energy continues to actively market to new potential customers. New customers will typically reimburse the business for a substantial portion of expenditures related to connecting them to the business’ system, thereby reducing the impact of this element of capital expenditure.

The following table sets forth information about District Energy’s capital expenditures:

	Maintenance	Growth
2009	$875,000	$11.2 million
2010	$1.1 million	$407,000
2011	$960,000	$1.2 million
2012 projected	$1.0 million	$1.0 million

Growth capital expenditures were higher during 2011 due to the timing of spending related to connecting new customers.

In 2009, District Energy incurred capital expenditures related to a Chicago plant renovation and expansion in addition to connecting new customers. This resulted in higher growth capital expenditures in 2009 compared with 2010.

In early 2009, District Energy’s Las Vegas operation began providing service to a new customer building. This service required a $3.0 million expansion of the Las Vegas facility, of which $300,000 was funded through a capital contribution from the noncontrolling interest shareholder of District Energy’s Las Vegas operation during the first quarter of 2010 (see “Financing Activities” below).

Energy-Related Businesses: District Energy – (continued)

Financing Activities

The increase in cash used in financing activities from 2010 to 2011 was due primarily to increased distributions paid to the noncontrolling interest shareholders. The decrease in cash provided by financing activities from 2009 to 2010 was primarily due to decreased borrowings used to finance growth and maintenance capital expenditures, partially offset by a $300,000 capital contribution from the noncontrolling interest shareholder of District Energy’s Las Vegas operations (as discussed above in “Investing Activities”).

At December 31, 2011, the outstanding balance on the business’ debt facilities consisted of $170.0 million in term loan facilities. The weighted average interest rate of the outstanding debt facilities, including any interest rate swaps and fees associated with outstanding letters of credit at December 31, 2011, was 5.54%. Cash interest paid was $10.0 million, $9.8 million and $9.5 million for 2011, 2010 and 2009, respectively. Cash interest expense was slightly higher in 2011 and 2010 due to the expiration of an interest rate basis swap agreement in March 2010. To eliminate volatility in the debt service costs, District Energy entered into interest rate swaps fixing 100% of the term loan cost at 5.074% (excluding the margin).

In accordance with the terms of its loan agreement, District Energy will be applying 100% of its excess cash flow generated during the third quarter of 2012 and thereafter to repay its term loan facility through the loan maturity in September 2014. District Energy’s revolving loan facility of $18.5 million, which is currently undrawn and is being utilized to back $7.0 million letters of credit as required by the City of Chicago, matures in September 2012. The business anticipates being able to extend the maturity of this facility or put in place financing to comply with the required letters of credit.

The financial covenants triggering distribution lock-up or default under the business’ credit facility are as follows:

•	Backward Interest Coverage Ratio <1.5x (distribution lock-up) and <1.2x (default). The ratio at December 31, 2011 was 2.27x.
•	Leverage Ratio (funds from operations less interest expense to net debt) for the previous 12 months less than 6.0% (distribution lock-up) and 4.0% (default). The ratio at December 31, 2011 was 8.73%.

For a description of the material terms of District Energy’s credit facilities, see Note 10, “Long-Term Debt”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K.

Aviation-Related Business

Atlantic Aviation

	Year Ended December 31,			Change (From 2010 to 2011) Favorable/(Unfavorable)		Change (From 2009 to 2010) Favorable/(Unfavorable)
	2011	2010	2009
($ In Thousands)	$	$	$	$	%	$	%
Cash provided by operating activities	55,307	54,035	50,930	1,272	2.4	3,105	6.1
Cash used in investing activities	(21,487)	(10,346)	(10,817)	(11,141)	(107.7)	471	4.4
Cash used in financing activities(1)	(27,442)	(52,424)	(76,736)	24,982	47.7	24,312	31.7

(1)	During the first quarter of 2009, we provided Atlantic Aviation with a capital contribution of $50.0 million to pay down $44.6 million of debt. The remainder of the capital contribution was used to pay interest rate swap breakage fees and expenses. This contribution has been excluded from the above table as it is eliminated on consolidation.

Aviation-Related Business: Atlantic Aviation – (continued)

Operating Activities

Cash from operations at Atlantic Aviation is generated from sales transactions primarily paid by credit cards. Some customers have extended payment terms and are billed accordingly. Cash is used in operating activities mainly for payments to vendors of fuel, aircraft services and professional services, as well as payroll costs and payments to tax jurisdictions. Cash provided by operating activities increased from 2010 to 2011 due primarily to:

•	improved operating results; and
•	lower cash interest paid driven by reduced debt levels, partially offset by
•	the timing of fuel related transactions.

Cash provided by operating activities increased from 2009 to 2010 mainly due to:

•	improved operating results; and
•	reduced interest expense from lower debt levels, partially offset by
•	higher level of collection of accounts receivable in 2009 compared with 2010.

Investing Activities

Cash used in investing activities relates primarily to cash used for acquisitions, proceeds from the sale of FBOs and capital expenditures. Cash used in investing activities increased during 2011 as compared to 2010 as a result of the acquisition of two FBOs in Oregon during the quarter ended September 30, 2011 and an increase in capital expenditures in 2011, partially offset by proceeds received from the sale of FBOs during 2011. Cash used in investing activities was flat from 2009 to 2010.

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

The following table sets forth information about capital expenditures by Atlantic Aviation:

	Maintenance	Growth
2009	$4.5 million	$6.3 million
2010	$6.8 million	$3.6 million
2011	$8.7 million	$6.6 million
2012 projected	$13.1 million	$1.5 million

Growth capital expenditures incurred in 2011 primarily reflect the completion of construction of a new FBO at Will Rogers World Airport in Oklahoma City and the construction of hangars at Atlanta DeKalb-Peachtree airport in Georgia and Elmira Corning Regional airport in New York.

Growth capital expenditures incurred in 2010 primarily reflects the ongoing construction cost of the new FBO at Will Rogers World Airport in Oklahoma City. The decrease in growth capital expenditures from 2009 to 2010 was primarily related to the completion of a terminal and ramp project in Nashville, Tennessee during 2009.

Aviation-Related Business: Atlantic Aviation – (continued)

Maintenance capital expenditures increased in 2011 as Atlantic Aviation upgraded FBO facilities at a number of locations. The relatively low level of maintenance capital expenditures during 2009 was primarily due to the deferral of maintenance capital expenditures in response to the overall soft economy. The increase from 2009 to 2010 and from 2010 to 2011 reflects a return to historical levels of maintenance capital expenditures as well as consideration of the benefits afforded by the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010, as discussed below. The projected increase from 2011 to 2012 reflects a number of specific projects, including a project at Los Angeles International FBO, which was deferred from 2011, as well as the execution of maintenance projects deferred from 2009.

In December 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (the “Act”) was signed. The Act provides for 100% tax depreciation for certain fixed assets placed in service after September 8, 2010 and before January 1, 2012, and 50% tax depreciation for certain fixed assets placed in service during 2012 for federal income tax purposes. Generally, states do not allow this federal tax depreciation deduction in determining state taxable income. The business took and will take into consideration the benefits of these accelerated depreciation provisions of the Act when evaluating capital expenditure plans in 2011 and 2012.

Financing Activities

At December 31, 2011, the outstanding balance on Atlantic Aviation’s debt facilities consisted of $727.2 million in term loan facility borrowings, which is 100% hedged with interest rate swaps, and a $50.0 million unhedged capital expenditure facility. The weighted average interest rate on the term loan was 6.79%. The interest rate applicable on the capital expenditure facility is the three-month U.S. Libor plus a margin of 1.60%. The weighted average interest rate of all outstanding debt facilities, including any interest rate swaps, at December 31, 2011, was 6.49%. Cash interest paid was $52.0 million, $54.7 million and $57.3 million 2011, 2010 and 2009, respectively, excluding interest rate swap breakage fees, related to its debt facilities. Atlantic Aviation’s existing interest rate swaps will expire in October of 2012.

In addition to the debt facilities described above, Atlantic Aviation raised a $3.5 million stand-alone debt facility to partially fund the construction of a new FBO at Oklahoma City Will Rogers World Airport. At December 31, 2011, the outstanding balance on the stand-alone facility was $3.4 million, bearing fixed interest rate of 4.75%.

Cash used in financing activities was lower in 2011 as compared to 2010 and 2009, due primarily to a larger prepayment of the outstanding principal balance of the term loan debt in 2010 of $55.0 million compared with $36.2 million in 2011 and $81.6 million in 2009.

On February 10, 2012, the business prepaid $6.5 million of term loan principal and incurred $248,000 in swap breakage fees. As a result of this prepayment, the proforma leverage ratio would decrease to 5.93x based upon the trailing twelve months December 31, 2011 EBITDA, as calculated under the facility. The maximum permitted debt-to-EBITDA ratio drops to 6.75x on March 31, 2012. The business expects to remain in compliance with the maximum leverage covenant through the maturity of its debt facilities if the performance of the business remains at current levels.

The financial covenant requirements under Atlantic Aviation’s credit facility, and the calculation of these measures at December 31, 2011, were as follows:

•	Debt Service Coverage Ratio > 1.2x (default threshold). The ratio at December 31, 2011 was 2.12x.
•	Leverage Ratio debt to adjusted EBITDA for the trailing twelve months < 7.50x (default threshold). The ratio at December 31, 2011 was 5.98x.

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

Aviation-Related Business: Atlantic Aviation – (continued)

For a description of the material terms of Atlantic Aviation’s credit facilities, see Note 10, “Long-Term Debt”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K.

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

During 2011, we adopted ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test, as discussed below. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test.

If an entity concludes that it is more likely than not that the fair value of reporting unit is less than its carrying amount, it needs to perform the two-step impairment test. This requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values, which included the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared with its corresponding carrying value. The Gas Company, District Energy and Atlantic Aviation are separate reporting units for purposes of this analysis. The impairment test for trademarks, which are not amortized, requires the determination of the fair value of such assets. If the fair value of the trademarks are less than their carrying value, an impairment loss is recognized in an amount equal to the difference. We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and/or intangible assets. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or material negative change in relationship with significant customers.

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

We test for goodwill and indefinite-lived intangible assets when there is an indicator of impairment. Impairments of goodwill, property, equipment, land and leasehold improvements and intangible assets during 2011 and 2009 relating to Atlantic Aviation, are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7. In addition, see Note 7, “Property, Equipment, Land and Leasehold Improvements”, and Note 8, “Intangible Assets”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K for financial information and further discussions.

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

As of February 25, 2009 for Atlantic Aviation and effective April 1, 2009 for our other businesses, we elected to discontinue hedge accounting. From the dates that hedge accounting was discontinued, all movements in the fair value of the interest rate swaps are recorded directly through earnings. As a result of the discontinuance of hedge accounting, we will reclassify into earnings net derivative losses included in accumulated other comprehensive loss over the remaining life of the existing interest rate swaps. Our derivative instruments are recorded on the balance sheet at fair value with changes in fair value of interest rate swaps recorded directly through earnings. We measure derivative instruments at fair value using the income approach, which discounts the future net cash settlements expected under the derivative contracts to a present value. See Note 11, “Derivative Instruments and Hedging Activities”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K for financial information and further discussions.

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

Interest Rate Risk

We are exposed to interest rate risk in relation to the borrowings of our businesses. Our current policy is to enter into derivative financial instruments to fix variable-rate interest payments covering a portion of the interest rate risk associated with the borrowings of our businesses, subject to the requirements of our lenders. As of December 31, 2011, we had $1.1 billion of current and long-term debt for our consolidated continuing operations, $1.0 billion of which was economically hedged with interest rate swaps and $83.4 million of which was unhedged.

IMTT

At December 31, 2011, IMTT had two issues of New Jersey Economic Development Authority tax exempt revenue bonds outstanding with a total balance of $36.3 million, where the interest rate is reset daily by tender. A 1% increase in interest rates on this tax exempt debt would result in a $363,000 increase in interest cost per year and a corresponding 1% decrease would result in a $363,000 decrease in interest cost per year. IMTT’s exposure to interest rate changes through this tax exempt debt has been hedged from October 2007 through November 2012 through the use of a $36.3 million face value 67% of LIBOR swap. As this interest rate swap is fixed against 67% of 30-day LIBOR and not the daily tax exempt tender rate, it does not result in a perfect hedge for short-term rates on tax exempt debt, although it will largely offset any additional interest rate expense incurred as a result of increases in interest rates. If interest rates decrease, the fair market value of this interest rate swap will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the interest rate swap of $13,000 and a corresponding 10% relative increase would result in a $13,000 increase in the fair market value.

At December 31, 2011, IMTT had outstanding $487.9 million in Gulf Opportunity Zone Bonds (GO Zone Bonds) to fund qualified project costs at its St. Rose, Gretna and Geismar storage facilities. A 1% increase in interest rates on the outstanding GO Zone Bonds would result in a $4.9 million increase in interest cost per year and a corresponding 1% decrease would result in a $4.9 million decrease in interest cost per year. IMTT’s exposure to interest rate changes through the GO Zone Bonds has been partially hedged until June 2017 through the use of an interest rate swap, which has a notional value of $215.0 million. As the interest rate swap is fixed against 67% of the 30-day LIBOR rate and not the tax exempt tender rate, it does not result in a perfect hedge for short-term rates on tax exempt debt, although it will largely offset any additional interest rate expense incurred as a result of increases in interest rates. If interest rates decrease, the fair market value of the interest rate swap will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the interest rate swap of $1.1 million and a corresponding 10% relative increase would result in a $1.1 million increase in the fair market value.

On December 31, 2011, IMTT had $65.0 million outstanding under its USD Revolving Credit Facility, which is associated with the USD DNB Loan. A 1% increase in interest rates on this debt would result in a $650,000 increase in interest cost per year and a corresponding 1% decrease would result in a $650,000 decrease in interest cost per year. IMTT’s exposure to interest rate changes on its U.S. revolving credit facility has been partially hedged against 90-day LIBOR from October 2007 through March 2017 through the use of an interest rate swap, which has a notional value of $140.0 million as of December 31, 2011. This notional value will increase to $200.0 million from December 31, 2013 to maturity. If interest rates decrease, the fair market value of the interest rate swap will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the interest rate swap of $1.4 million and a corresponding 10% relative increase would result in a $1.4 million increase in the fair market value. Before the USD DNB Loan was incorporated into the USD Revolving Credit Facility, its interest was hedged through a swap with a notional value that matched the original amortization schedule of the loan. From December 31, 2011 to maturity at December 31, 2012, the notional value of the swap is fixed at $52.0 million. This hedging arrangement will partially offset any additional interest rate expense incurred as a result of increases in interest rates. However, if interest rates decrease, the fair market value of the interest rate swap will also decrease. A

10% relative decrease in interest rates would result in a decrease in the fair market value of the interest rate swap of $36,000. A corresponding 10% relative increase in interest rates would result in a $36,000 increase in the fair market value of the interest rate swap.

On December 31, 2011, IMTT had $21.8 million outstanding under its Canadian revolving credit facility. A 1% increase in interest rates on this debt would result in a $218,000 increase in interest cost per year and a corresponding 1% decrease would result in a $218,000 decrease in interest cost per year.

The Gas Company

The senior term-debt for The Gas Company and HGC comprise two non-amortizing term facilities totaling $160.0 million and a senior secured revolving credit facility totaling $20.0 million. At December 31, 2011, the entire $160.0 million in term debt and $10.0 million of the capital expenditure facility had been drawn. These variable-rate facilities mature on June 7, 2013.

A 1% increase in the interest rate on The Gas Company and HGC’s term debt would result in a $1.6 million increase in interest cost per year. A corresponding 1% decrease would result in a $1.6 million decrease in annual interest cost. The Gas Company and HGC’s exposure to interest rate changes for the term facilities has, however, been fully hedged from September 1, 2006 until maturity through interest rate swaps. These derivative hedging arrangements will offset any interest rate increases or decreases during the term of the notes, resulting in stable interest rates of 5.34% for The Gas Company and 5.54% for HGC. A 10% relative decrease in market interest rates from December 31, 2011 levels would decrease the fair market value of the hedge instruments by $199,000. A corresponding 10% relative increase would increase their fair market value by $198,000.

The Gas Company also has a $20.0 million capital expenditure revolver of which $10.0 million was drawn at December 31, 2011. A 1% increase in the interest rate on The Gas Company’s capital expenditure revolver would result in a $100,000 increase in interest cost per year. A corresponding 1% decrease would result in a $100,000 decrease in annual interest cost.

District Energy

District Energy has a $150.0 million floating rate term loan facility maturing in 2014. A 1% increase in the interest rate on the $150.0 million District Energy debt would result in a $1.5 million increase in the interest cost per year. A corresponding 1% decrease would result in a $1.5 million decrease in interest cost per year.

District Energy’s exposure to interest rate changes through the term loan facility has been fully hedged to maturity through the use of interest rate swaps. These hedging arrangements will offset any additional interest rate expense incurred as a result of increases in interest rates. However, if interest rates decrease, the value of District Energy’s hedge instruments will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the hedge instruments of approximately $350,000. A corresponding 10% relative increase would result in an approximately $350,000 increase in the fair market value.

District Energy also has a $20.0 million capital expenditure loan facility which was fully drawn at December 31, 2011. A 1% increase in the interest rate on District Energy’s capital expenditure loan facility would result in a $200,000 increase in interest cost per year. A corresponding 1% decrease would result in a $200,000 decrease in annual interest cost.

Atlantic Aviation

On December 31, 2011, the outstanding balance of the floating rate senior debt for Atlantic Aviation was $777.2 million. A 1% increase in the interest rate on Atlantic Aviation’s debt would result in a $7.7 million increase in the interest cost per year. A corresponding 1% decrease would result in a $7.7 million decrease in interest cost per year.

The exposure of the term loan portion of the senior debt, which at December 31, 2011 was $727.2 million, to interest rate changes has been 100% hedged until October 2012 through the use of interest rate swaps. These hedging arrangements will offset any additional interest rate expense incurred as a result of increases in interest rates during that period. However, if interest rates decrease, the value of our hedge instruments will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the hedge instruments of $351,000. A corresponding 10% relative increase would result in a $351,000 increase in the fair market value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MACQUARIE INFRASTRUCTURE COMPANY LLC

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Macquarie Infrastructure Company LLC:

We have audited the accompanying consolidated balance sheets of Macquarie Infrastructure Company LLC and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macquarie Infrastructure Company LLC and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. As discussed in Note 2 to the consolidated financial statements, the Company has changed the presentation of comprehensive income (loss) due to the adoption of ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, and has changed its method of accounting for testing goodwill for impairment due to the adoption of ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, in 2011.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Macquarie Infrastructure Company LLC’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Dallas, Texas
February 22, 2012

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED BALANCE SHEETS
($ in Thousands, Except Share Data)

	December 31, 2011	December 31, 2010(1)
ASSETS
Current assets:
Cash and cash equivalents	$22,786	$24,563
Accounts receivable, less allowance for doubtful accounts of $445 and $613, respectively	56,458	47,845
Inventories	23,106	17,063
Prepaid expenses	7,338	6,321
Deferred income taxes	19,102	19,030
Other	14,523	10,605
Total current assets	143,313	125,427
Property, equipment, land and leasehold improvements, net	561,022	563,451
Restricted cash	12,769	13,780
Equipment lease receivables	32,189	35,663
Investment in unconsolidated business	230,401	223,792
Goodwill	516,175	514,253
Intangible assets, net	662,135	705,862
Deferred financing costs, net of accumulated amortization	8,845	12,927
Other	1,784	1,587
Total assets	$2,168,633	$2,196,742
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Due to manager – related party	$4,300	$3,282
Accounts payable	29,199	36,036
Accrued expenses	23,827	23,047
Current portion of notes payable and capital leases	1,952	1,075
Current portion of long-term debt	34,535	49,325
Fair value of derivative instruments	39,339	43,496
Customer deposits	4,679	4,635
Other	11,071	10,390
Total current liabilities	148,902	171,286
Notes payable and capital leases, net of current portion	2,026	420
Long-term debt, net of current portion	1,086,053	1,089,559
Deferred income taxes	177,262	156,328
Fair value of derivative instruments	15,576	51,729
Other	44,954	40,725
Total liabilities	1,474,773	1,510,047
Commitments and contingencies	—	—
Members’ equity:
LLC interests, no par value; 500,000,000 authorized; 46,338,225 LLC interests issued and outstanding at December 31, 2011 and 45,715,448 LLC interests issued and outstanding at December 31, 2010	951,729	964,430
Additional paid in capital	21,447	21,956
Accumulated other comprehensive loss	(27,412)	(25,812)
Accumulated deficit	(242,082)	(269,425)
Total members’ equity	703,682	691,149
Noncontrolling interests	(9,822)	(4,454)
Total equity	693,860	686,695
Total liabilities and equity	$2,168,633	$2,196,742

(1)	Reclassified to conform to current period presentation.

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED STATEMENTS OF OPERATIONS
($ in Thousands, Except Share and Per Share Data)

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Revenue
Revenue from product sales	$639,521	$514,344	$394,200
Revenue from product sales – utility	140,746	113,752	95,769
Service revenue	203,532	204,852	215,349
Financing and equipment lease income	4,992	7,843	4,758
Total revenue	988,791	840,791	710,076
Costs and expenses
Cost of product sales	437,049	326,734	233,376
Cost of product sales – utility	116,413	90,542	73,907
Cost of services	52,744	53,088	46,317
Selling, general and administrative	202,486	201,787	209,783
Fees to manager – related party	15,475	10,051	4,846
Goodwill impairment	—	—	71,200
Depreciation	33,815	29,721	36,813
Amortization of intangibles	42,107	34,898	60,892
Loss on disposal of assets	1,522	17,869	—
Total operating expenses	901,611	764,690	737,134
Operating income (loss)	87,180	76,101	(27,058)
Other income (expense)
Interest income	112	29	119
Interest expense(1)	(59,361)	(106,834)	(95,456)
Equity in earnings and amortization charges of investee	22,763	31,301	22,561
Loss on derivative instruments	—	—	(25,238)
Other income, net	912	712	570
Net income (loss) from continuing operations before income taxes	51,606	1,309	(124,502)
(Provision) benefit for income taxes	(22,718)	8,697	15,818
Net income (loss) from continuing operations	$28,888	$10,006	$(108,684)
Net income (loss) from discontinued operations, net of taxes	—	81,323	(21,860)
Net income (loss)	$28,888	$91,329	$(130,544)
Less: net income (loss) attributable to noncontrolling interests	1,545	659	(1,377)
Net income (loss) attributable to MIC LLC	$27,343	$90,670	$(129,167)
Basic income (loss) per share from continuing operations attributable to MIC LLC interest holders	$0.59	$0.21	$(2.43)
Basic income (loss) per share from discontinued operations attributable to MIC LLC interest holders	—	1.78	(0.44)
Basic income (loss) per share attributable to MIC LLC interest holders	$0.59	$1.99	$(2.87)
Weighted average number of shares outstanding: basic	45,995,207	45,549,803	45,020,085
Diluted income (loss) per share from continuing operations attributable to MIC LLC interest holders	$0.59	$0.21	$(2.43)
Diluted income (loss) per share from discontinued operations attributable to MIC LLC interest holders	—	1.78	(0.44)
Diluted income (loss) per share attributable to MIC LLC interest holders	$0.59	$1.99	$(2.87)
Weighted average number of shares outstanding: diluted	46,021,015	45,631,610	45,020,085
Cash distributions declared per share	$0.80	$—	$—

(1)	Interest expense includes non-cash gains on derivative instruments of $18.2 million for the year ended December 31, 2011. For the years ended December 31, 2010 and 2009, interest expense includes non-cash losses on derivative instruments of $23.4 million and $4.3 million, respectively.

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($ in Thousands)

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Net income (loss)	$28,888	$91,329	$(130,544)
Other comprehensive (loss) income, net of taxes:
Cash flow hedges:
Change in fair value of derivatives(1)	—	—	1,498
Reclassification of realized losses of derivatives into earnings(2)	12,855	19,536	47,988
Total change in cash flow hedges	12,855	19,536	49,486
Change in post-retirement benefit plans(3)	(13,701)	(152)	(82)
Translation adjustment(4)	410	—	—
Other comprehensive (loss) income	(436)	19,384	49,404
Comprehensive income (loss)	$28,452	$110,713	$(81,140)
Less: comprehensive income (loss) attributable to noncontrolling interests	2,709	2,623	(1,246)
Comprehensive income (loss) attributable to MIC LLC	$25,743	$108,090	$(79,894)

(1)	Change in fair value of derivatives is presented net of taxes of $1.1 million for the year ended December 31, 2009.
(2)	Reclassification of realized losses of derivatives into earnings is presented net of taxes of $7.9 million, $11.7 million and $31.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.
(3)	Change in post-retirement benefit plans is presented net of taxes of $7.7 million, $98,000 and $53,000 for the years ended December 31, 2011, 2010 and 2009, respectively.
(4)	Translation adjustment is presented net of taxes of $221,000 for the year ended December 31, 2011.

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
($ in Thousands, Except Share Data)

	Macquarie Infrastructure Company LLC Member’s Equity						Noncontrolling Interests	Total Equity
	LLC Interests		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Members’ Equity
	Number of Shares	Amount
Balance at December 31, 2008	44,948,694	$956,956	$—	$(230,928)	$(97,190)	$628,838	$5,423	$634,261
Issuance of LLC interests to manager	330,104	2,491	—	—	—	2,491	—	2,491
Issuance of LLC interests to independent directors	14,115	450	—	—	—	450	—	450
Distributions to noncontrolling interest members	—	—	—	—	—	—	(583)	(583)
Sale of subsidiary interest to noncontrolling interest	—	—	21,956	—	4,685	26,641	(7,352)	19,289
Net loss for the year ended December 31, 2009	—	—	—	(129,167)	—	(129,167)	(1,377)	(130,544)
Other comprehensive income	—	—	—	—	49,273	49,273	131	49,404
Balance at December 31, 2009	45,292,913	$959,897	$21,956	$(360,095)	$(43,232)	$578,526	$(3,758)	$574,768
Issuance of LLC interests to manager	294,330	4,083	—	—	—	4,083	—	4,083
Issuance of LLC interests to independent directors	128,205	450	—	—	—	450	—	450
Distributions to noncontrolling interest members	—	—	—	—	—	—	(5,346)	(5,346)
Contributions from noncontrolling interest members	—	—	—	—	—	—	300	300
Sale of subsidiary noncontrolling interests	—	—	—	—	—	—	1,727	1,727
Net income for the year ended December 31, 2010	—	—	—	90,670	—	90,670	659	91,329
Other comprehensive income	—	—	—	—	17,420	17,420	1,964	19,384
Balance at December 31, 2010	45,715,448	$964,430	$21,956	$(269,425)	$(25,812)	$691,149	$(4,454)	$686,695
Issuance of LLC interests to manager	590,788	14,467	—	—	—	14,467	—	14,467
Issuance of LLC interests to independent directors	31,989	450	—	—	—	450	—	450
Dividends to LLC interest holders(1)	—	(27,618)	—	—	—	(27,618)	—	(27,618)
Distributions to noncontrolling interest members	—	—	(509)	—	—	(509)	(8,077)	(8,586)
Net income for the year ended December 31, 2011	—	—	—	27,343	—	27,343	1,545	28,888
Other comprehensive (loss) income	—	—	—	—	(1,600)	(1,600)	1,164	(436)
Balance at December 31, 2011	46,338,225	$951,729	$21,447	$(242,082)	$(27,412)	$703,682	$(9,822)	$693,860

(1)	Dividends to LLC interest holders are comprised of $0.20 per share paid on 45,851,527 shares for the quarter ended March 31, 2011; $0.20 per share paid on 46,028,258 shares for the quarter ended June 30, 2011; and $0.20 per share paid on 46,207,881 shares for the quarter ended September 30, 2011.

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in Thousands)

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Operating activities
Net income (loss)	$28,888	$91,329	$(130,544)
Adjustments to reconcile net income (loss) to net cash provided by operating activities from continuing operations:
Net (income) loss from discontinued operations before noncontrolling interests	—	(81,323)	21,860
Non-cash goodwill impairment	—	—	71,200
Depreciation and amortization of property and equipment	40,454	36,276	42,899
Amortization of intangible assets	42,107	34,898	60,892
Loss on disposal of assets	617	17,869	—
Equity in earnings and amortization charges of investees	(22,763)	(31,301)	(22,561)
Equity distributions from investees	—	15,000	7,000
Amortization of debt financing costs	4,086	4,347	5,121
Non-cash derivative (gains) losses	(18,244)	23,410	29,540
Base management fees settled in LLC interests	15,475	5,403	4,384
Equipment lease receivable, net	3,105	2,761	2,752
Deferred rent	385	413	183
Deferred taxes	19,209	(11,729)	(17,923)
Other non-cash expenses, net	2,748	1,817	2,115
Changes in other assets and liabilities, net of acquisitions:
Restricted cash	—	50	—
Accounts receivable	(4,633)	(2,424)	13,020
Inventories	(5,061)	(2,833)	1,233
Prepaid expenses and other current assets	(3,602)	453	2,944
Due to manager – related party	10	(15)	(3,438)
Accounts payable and accrued expenses	(9,696)	(4,821)	(4,670)
Income taxes payable	668	1,051	535
Other, net	(2,711)	(2,076)	(3,566)
Net cash provided by operating activities from continuing operations	91,042	98,555	82,976
Investing activities
Acquisitions of businesses and investments, net of cash acquired	(23,149)	—	—
Proceeds from sale of assets	17,006	—	—
Proceeds from sale of investment	—	—	29,500
Purchases of property and equipment	(33,764)	(22,690)	(30,320)
Investment in capital leased assets	(24)	(2,976)	—
Other	249	892	304
Net cash used in investing activities from continuing operations	(39,682)	(24,774)	(516)

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)
($ in Thousands)

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Financing activities
Proceeds from long-term debt	$13,406	$141	$10,000
Net proceeds (payments) on line of credit facilities	4,600	500	(45,400)
Dividends paid to holders of LLC interests	(27,618)	—	—
Contributions received from noncontrolling interests	—	300	—
Distributions paid to noncontrolling interests	(8,077)	(5,346)	(583)
Payment of long-term debt	(36,330)	(74,036)	(81,621)
Debt financing costs paid	(4)	(186)	—
Change in restricted cash	1,010	2,236	(33)
Payment of notes and capital lease obligations	(124)	(137)	(181)
Net cash used in financing activities from continuing operations	(53,137)	(76,528)	(117,818)
Net change in cash and cash equivalents from continuing operations	(1,777)	(2,747)	(35,358)
Cash flows (used in) provided by discontinued operations:
Net cash used in operating activities	—	(12,703)	(4,732)
Net cash provided by (used in) investing activities	—	134,356	(445)
Net cash (used in) provided by financing activities	—	(124,183)	2,144
Cash used in discontinued operations(1)	—	(2,530)	(3,033)
Change in cash of discontinued operations held for sale(1)	—	2,385	(208)
Net change in cash and cash equivalents	(1,777)	(2,892)	(38,599)
Cash and cash equivalents, beginning of period	24,563	27,455	66,054
Cash and cash equivalents, end of period – continuing operations	$22,786	$24,563	$27,455
Supplemental disclosures of cash flow information for continuing operations:
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$767	$431	$1,277
Acquisition of equipment through capital leases	$2,663	$139	$—
Issuance of LLC interests to manager for base management fees	$14,467	$4,083	$2,491
Issuance of LLC interests to independent directors	$450	$450	$450
Taxes paid	$2,913	$1,655	$1,231
Interest paid	$72,949	$78,718	$87,308

(1)	Cash of discontinued operations held for sale is reported in assets of discontinued operations held for sale in the accompanying consolidated balance sheets. The cash used in discontinued operations is different than the change in cash of discontinued operations held for sale due to intercompany transactions that are eliminated in consolidation.

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

The Company owns its businesses through its wholly-owned subsidiary, Macquarie Infrastructure Company Inc., or MIC Inc. The Company’s businesses operate predominantly in the United States and consist of the following:

The Energy-Related Businesses:

•	a 50% interest in a bulk liquid storage terminal business (“International Matex Tank Terminals” or “IMTT”), which provides bulk liquid storage and handling services at ten marine terminals in the United States and two in Canada and is one of the largest participants in this industry in the U.S., based on storage capacity;
•	a gas processing and distribution business (“The Gas Company”), which is a full-service gas energy company, making gas products and services available in Hawaii; and
•	a 50.01% controlling interest in a district energy business (“District Energy”), which operates the largest district cooling system in the U.S., serving various customers in Chicago, Illinois and Las Vegas, Nevada.

Atlantic Aviation — an airport services business providing products and services, including fuel and aircraft hangaring/parking, to owners and operators of general aviation aircraft at 65 airports in the U.S.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Except as otherwise specified, we refer to Macquarie Infrastructure Company LLC and its subsidiaries collectively as the “Company”. The Company consolidates investments where it has a controlling financial interest. The usual condition for a controlling financial interest is ownership of a majority of the voting interest and, therefore, as a general rule, ownership, directly or indirectly, of over 50% of the outstanding voting shares is a condition for consolidation. For investments in variable interest entities, the Company consolidates when it is determined to be the primary beneficiary of the variable interest entity. As of December 31, 2011, the Company was not the primary beneficiary of any variable interest entity in which it did not own a majority of the outstanding voting stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Commercial paper, issued by a counterparty with Standard & Poor rating of A1+ are also considered cash and cash equivalents. At December 31, 2011 and 2010, the Company did not have any commercial paper.

Restricted Cash

The Company classifies all cash pledged as collateral on the outstanding senior debt as restricted cash in the consolidated balance sheets relating to Atlantic Aviation. The Company recorded $12.8 million and $13.8 million of cash pledged as collateral in the consolidated balance sheets at December 31, 2011 and at December 31, 2010, respectively.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Inventory

Inventory consists principally of fuel purchased from various third-party vendors and materials and supplies at Atlantic Aviation and The Gas Company. Fuel inventory is stated at the lower of cost or market. Materials and supplies inventory is valued at the lower of average cost or market. Inventory sold is recorded using the first-in-first-out method at Atlantic Aviation and an average cost method at The Gas Company. Cash flows related to the sale of inventory are classified in net cash provided by operating activities in the consolidated statements of cash flows. The Company’s inventory balance at December 31, 2011 comprised $17.5 million of fuel and $5.6 million of materials and supplies. The Company’s inventory balance at December 31, 2010 comprised $12.8 million of fuel and $4.3 million of materials and supplies.

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

Goodwill and Intangible Assets

Goodwill consists of costs in excess of the aggregate purchase price over the fair value of tangible and identifiable intangible net assets acquired in the purchase business combinations. The cost of intangible assets with determinable useful lives are amortized over their estimated useful lives ranging as follows:

Customer relationships	5 to 15 years
Contract rights	5 to 40 years
Non-compete agreements	2 to 10 years
Leasehold interests	3 to 20 years
Trade names	Indefinite
Technology	5 years

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Impairment of Goodwill

Goodwill is tested for impairment at least annually or when there is a triggering event that indicates impairment. For the annual impairment test, the Company can make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test, as discussed below. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test.

If an entity concludes that it is more likely than not that the fair value of reporting unit is less than its carrying amount, and if there is a triggering event that indicates impairment, the Company needs to perform the two-step impairment test. This requires management to make judgments in determining what assumptions to use in the calculation. The first step is to determine the estimated fair value of each reporting unit with goodwill. The reporting units of the Company, for purposes of the impairment test, are those components of operating segments for which discrete financial information is available and segment management regularly reviews the operating results of that component. When determining reporting units, components with similar economic characteristics are combined.

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

See “Recently Issued Accounting Standards” below.

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

As of February 25, 2009 for Atlantic Aviation and effective April 1, 2009 for the other businesses, the Company elected to discontinue hedge accounting. From the dates that hedge accounting was discontinued, all movements in the fair value of the interest rate swaps are recorded directly through earnings. As a result of the discontinuance of hedge accounting, the Company will reclassify into earnings net derivative losses included in accumulated other comprehensive loss over the remaining life of the existing interest rate swaps. See Note 11, “Derivative Instruments and Hedging Activities”, for further discussion.

Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and variable-rate senior debt, are carried at cost, which approximates their fair value because of either the short-term maturity, or variable or competitive interest rates assigned to these financial instruments.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with financial institutions and its balances may exceed federally insured limits. The Company’s accounts receivable are mainly derived from fuel and gas sales and services rendered under contract terms with commercial and private customers located primarily in the United States. At December 31, 2011 and 2010, there were no outstanding accounts receivable due from a single customer that accounted for more than

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

10% of the total accounts receivable. Additionally, no single customer accounted for more than 10% of the Company’s revenue during the years ended December 31, 2011, 2010 and 2009.

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

Comprehensive Income (Loss)

The Company follows the requirements of ASC 220 Comprehensive Income, for the reporting and presentation of comprehensive income (loss) and its components. This guidance requires unrealized gains or losses on the Company’s available for sale securities, foreign currency translation adjustments, minimum pension liability adjustments and changes in fair value of derivatives, where hedge accounting is applied, to be included in other comprehensive income (loss). See “Recently Issued Accounting Standards” below.

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

ASC 980 may, at some future date, be deemed inapplicable because of changes in the regulatory and competitive environments or other factors. If the Company were to discontinue the application of this guidance, the Company would be required to write-off its regulatory assets and regulatory liabilities and would be required to adjust the carrying amount of any other assets, including property, plant and equipment, that would be deemed not recoverable related to these affected operations. The Company believes its regulated operations in The Gas Company continue to meet the criteria of ASC 980 and that the carrying value of its regulated property, plant and equipment is recoverable in accordance with established HPUC rate-making practices.

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

Recently Issued Accounting Standards

In September 2011, the Financial Accounting Standards Board, or FASB, issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 31, 2011. Early adoption is permitted. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The Company early adopted this ASU for its annual goodwill testing on October 1, 2011, its measurement date, and concluded that it is not more likely than not that the fair values of its reporting units are less than its carrying amounts.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which is effective for fiscal years ending after December 15, 2011. Early adoption is permitted. This ASU increases the prominence of other comprehensive income in financial statements. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. The Company early adopted this ASU and has reclassified the adjustments for each component of other comprehensive income (loss) from the consolidated statements of members’ equity to the consolidated statements of comprehensive income (loss). The Company did not early adopt the requirement to present separate line items on the consolidated statement of operations for reclassification adjustments of items out of accumulated other comprehensive income (loss) into net income. Since this ASU requires only additional disclosures on comprehensive income, the adoption did not have an impact on the Company’s financial results of operations and financial condition.

3. Income (Loss) per Share

Following is a reconciliation of the basic and diluted number of shares used in computing income (loss) per share:

	Year Ended December 31,
	2011	2010	2009
Weighted average number of shares outstanding: basic	45,995,207	45,549,803	45,020,085
Dilutive effect of restricted stock unit grants	25,808	81,807	—
Weighted average number of shares outstanding: diluted	46,021,015	45,631,610	45,020,085

The effect of potentially dilutive shares for the year ended December 31, 2011 are calculated assuming that the 31,989 restricted stock unit grants provided to the independent directors on June 3, 2010, which vested in 2011, the 17,925 restricted stock unit grants on June 2, 2011, which will vest in 2012, and the 5,209 restricted stock unit grants on August 12, 2011, which will vest in 2012, had been fully converted to shares on those grant dates.

The effect of potentially dilutive shares for the year ended December 31, 2010 are calculated assuming that the 128,205 restricted stock unit grants provided to the independent directors on June 4, 2009, which vested in 2010, and the 31,989 restricted stock unit grants on June 3, 2010, which vested in 2011, had been fully converted to shares on those grant dates.

The restricted stock unit grants were anti-dilutive for the year ended December 31, 2009 due to the Company’s net loss for that period.

See Note 13, “Members’ Equity”, for further discussions on restricted stock unit grants.

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

As a result of the approval of the sale of PCAA’s assets in bankruptcy and the dissolution of PCAA during 2010, the Company has reduced its valuation allowance in 2010 on the realization of a portion of the

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Discontinued Operations  – (continued)

deferred tax assets attributable to its basis in PCAA and its consolidated federal net operating loss, or NOL. The change in the valuation allowance recorded in discontinued operations was $9.6 million for the year ended December 31, 2010.

The results of operations from this business, for all periods presented, and the gain from the bankruptcy sale are separately reported as discontinued operations in the Company’s consolidated financial statements. This business is no longer a reportable segment.

Summarized financial information for discontinued operations related to PCAA for the years ended December 31, 2010 and 2009 are as follows ($ in thousands, except share and per share data):

	For the Year Ended December 31,
	2010	2009
Service revenue	$28,826	$68,457
Gain on sale of assets through bankruptcy (pre-tax)	130,260	—
Net income (loss) from discontinued operations before income taxes and noncontrolling interests	$132,709	$(23,647)
(Provision) benefit for income taxes	(51,386)	1,787
Net income (loss) from discontinued operations	81,323	(21,860)
Less: net income (loss) attributable to noncontrolling interests	136	(1,863)
Net income (loss) from discontinued operations attributable to MIC LLC	$81,187	$(19,997)
Basic income (loss) per share from discontinued operations attributable to MIC LLC interest holders	$1.78	$(0.44)
Weighted average number of shares outstanding at the Company level: basic	45,549,803	45,020,085
Diluted income (loss) per share from discontinued operations attributable to MIC LLC interest holders	$1.78	$(0.44)
Weighted average number of shares outstanding at the Company level: diluted	45,631,610	45,020,085

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Acquisitions and Dispositions

Acquisition of Flightcraft FBOs

On August 31, 2011, Atlantic Aviation completed the acquisition of the assets and liabilities of the FBOs at the Portland International and Eugene airports in Oregon for $23.1 million (together referred to as “Flightcraft”). This acquisition expanded the business’ network into the Pacific Northwest and was funded from cash proceeds received from sale of smaller FBOs during the quarter ended June 30, 2011.

The acquisition has been accounted for as a business combination. Accordingly, the results of operations of Flightcraft are included in the consolidated statement of operations, and as a component of the Company’s Atlantic Aviation business segment, since September 1, 2011. The allocation of the purchase price for Flightcraft’s assets and liabilities acquired was as follow ($ in thousands):

Accounts receivable	$1,190
Inventory	1,314
Prepaid expenses	57
Total current assets	2,561
Property, equipment, land and leasehold improvements	7,297
Intangible assets:
Contractual arrangements(1)	6,340
Customer relationships(2)	1,680
Non-compete agreements(3)	60
Trade names(4)	270
Goodwill(5)	5,022
Total assets acquired	$23,230
Total current liabilities assumed	$81
Net assets acquired, net of cash acquired	$23,149

(1)	Contractual arrangements are being amortized over a weighted average life of twenty seven years.
(2)	Customer relationships are being amortized over a nine year period.
(3)	Non-compete agreements are being amortized over a ten year period.
(4)	Trade names are indefinite in life.
(5)	Goodwill of $5.0 million is expected to be deductible for tax purposes.

As of February 15, 2012, Atlantic Aviation collected approximately 96.6% of the total accounts receivable acquired.

Atlantic Aviation paid more than the fair value of the underlying net assets for the expansion of the business’ network into the Pacific Northwest based on the expectation that it would earn a higher rate of return on the acquisition than it would had those net assets been developed separately.

The fair value of each component was determined using various valuation techniques, including the market approach, income approach and/or cost approach. Had the acquisition occurred as of January 1, 2011, the consolidated results of operations would not have been materially different. For the year ended December 31, 2011, Atlantic Aviation recorded transaction related costs of $414,000 in selling, general and administrative expense.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Acquisitions and Dispositions  – (continued)

Disposal of Assets at Atlantic Aviation

A strategic review commenced in 2010, and as a result, Atlantic Aviation concluded that several of its sites did not have sufficient scale or serve a market with sufficiently strong growth prospects to warrant continued operations at these sites. Therefore, Atlantic Aviation has undertaken to exit certain markets and redeploy resources that may be made available in the process into markets which it views as having better growth profiles and recorded $1.5 million and $17.9 million in loss on disposal of assets in the consolidated statement of operations during the years ended December 31, 2011 and 2010, respectively.

In November 2011, Atlantic Aviation exchanged one of its FBOs for additional property adjacent to one of its existing FBOs. No cash was exchanged in this transaction, but the business recognized a gain of $223,000.

During the quarter ended June 30, 2011, Atlantic Aviation concluded the sale of FBOs at Hayward Executive Airport in California and Burlington International Airport in Vermont. As a result, during 2011 and during the fourth quarter of 2010, the business recorded losses on disposal of its assets totaling $864,000 and $4.4 million, respectively.

In January 2011, Atlantic Aviation concluded the sale of FBOs at Fresno Yosemite International Airport and Cleveland Cuyahoga County Airport. As a result, during 2011 and during the fourth quarter of 2010, the business recorded losses on disposal of its assets totaling $249,000 and $9.8 million, respectively.

In 2010, Atlantic Aviation bid for renewal of an operating lease at Atlanta’s Hartsfield airport. This lease had been operating on a month to month basis since being acquired by Atlantic Aviation in August 2007. In November 2010, the lease was tentatively awarded to a party other than Atlantic Aviation. As a result, during 2011 and in December 2010, the business recorded losses on disposal of its assets totaling $627,000 and $3.7 million, respectively.

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

As the Company has retained majority ownership and control in District Energy, the business continues to be reported as part of the Company’s consolidated financial statements. The noncontrolling interest portion of the business’ results are recorded in the consolidated financial statements since the date of sale. The difference between the sale price and the Company’s portion of the investment sold and associated recognition of the noncontrolling interest was $22.0 million (net of taxes), which has been recorded in additional paid in capital in the consolidated balance sheets in accordance with ASC 810-10, Consolidation.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Direct Financing Lease Transactions

The Company has entered into energy service agreements containing provisions to lease equipment to customers. Under these agreements, title to the leased equipment will transfer to the customer at the end of the lease terms, which range from 5 to 25 years. The lease agreements are accounted for as direct financing leases. The components of the Company’s consolidated net investments in direct financing leases at December 31, 2011 and 2010 are as follows ($ in thousands):

	December 31, 2011	December 31, 2010
Minimum lease payments receivable	$57,693	$65,816
Less: unearned financing lease income	(21,291)	(26,282)
Net investment in direct financing leases	$36,402	$39,534
Equipment lease:
Current portion	$4,213	$3,871
Long-term portion	32,189	35,663
	$36,402	$39,534

At December 31, 2011 and 2010, the Company did not have a reserve for the allowance for credit losses for its direct financing lease receivables.

Unearned financing lease income is recognized over the terms of the leases. Future minimum lease payments to be received by the Company are approximately $57.7 million as follows ($ in thousands):

2012	$8,501
2013	8,028
2014	8,023
2015	7,993
2016	5,697
Thereafter	19,451
Total	$57,693

7. Property, Equipment, Land and Leasehold Improvements

Property, equipment, land and leasehold improvements at December 31, 2011 and 2010 consist of the following ($ in thousands):

	December 31, 2011	December 31, 2010
Land	$4,618	$4,618
Easements	5,624	5,624
Buildings	24,938	24,796
Leasehold and land improvements	329,710	320,170
Machinery and equipment	359,455	337,595
Furniture and fixtures	9,466	9,240
Construction in progress	12,501	17,070
Property held for future use	1,626	1,573
	747,938	720,686
Less: accumulated depreciation	(186,916)	(157,235)
Property, equipment, land and leasehold improvements, net(1)	$561,022	$563,451

(1)	Includes $127,000 and $136,000 of capitalized interest for the years ended December 31, 2011 and 2010, respectively.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Property, Equipment, Land and Leasehold Improvements  – (continued)

As a result of a decline in the performance of certain asset groups at Atlantic Aviation during the quarter ended June 30, 2011, the Company evaluated such asset groups for impairment and determined the asset groups were impaired. Accordingly, the Company recognized non-cash impairment charges of $1.4 million relating primarily to leasehold and land improvements; buildings; machinery and equipment; and furniture and fixtures at Atlantic Aviation, on assets with a carrying value of $1.8 million. The fair value of $405,000 of the impaired asset group was estimated using discounted cash flows. The significant unobservable inputs (“level 3”) used for the fair value measurement included forecasted cash flows of Atlantic Aviation and its asset groups and the discount rate. The forecasted cash flows for this business were developed using actual cash flows from 2011 and forecasted volume of jet fuel sold based on market dynamics at three small sites. The discount rate was developed using a capital asset pricing model. These charges are recorded in depreciation expense in the consolidated statement of operations during the quarter ended June 30, 2011.

During the quarter ended September 30, 2011, Atlantic Aviation consolidated two FBOs it operated at one airport. Atlantic Aviation has vacated a portion of its leased premises and recorded non-cash write-offs of $2.9 million primarily associated with leasehold improvements.

As discussed in Note 5, “Acquisitions and Dispositions”, Atlantic Aviation acquired $7.3 million in property, equipment, land and leasehold improvements during the Oregon FBOs acquisition during the third quarter of 2011.

8. Intangible Assets

Intangible assets at December 31, 2011 and 2010 consist of the following ($ in thousands):

	December 31, 2011	December 31, 2010
Contractual arrangements	$748,722	$762,595
Non-compete agreements	9,575	9,515
Customer relationships	79,445	77,842
Leasehold rights	3,330	3,330
Trade names	15,671	15,401
Technology	460	460
	857,203	869,143
Less: accumulated amortization	(195,068)	(163,281)
Intangible assets, net	$662,135	$705,862

As a result of a decline in the performance of certain asset groups at Atlantic Aviation during the quarter ended June 30, 2011, the Company evaluated such asset groups for impairment and determined the asset groups were impaired. Accordingly, the Company recognized non-cash impairment charges of $7.3 million relating to contractual arrangements at Atlantic Aviation, on assets with a carrying value of $7.5 million. The fair value of $233,000 of the impaired asset group was estimated using discounted cash flows. The significant unobservable inputs (“level 3”) used for the fair value measurement included forecasted cash flows of Atlantic Aviation and its asset groups and the discount rate. The forecasted cash flows for this business were developed using actual cash flows from 2011 and forecasted volume of jet fuel sold based on market dynamics at three small sites. The discount rate was developed using a capital asset pricing model. These charges are recorded in amortization of intangibles in the consolidated statement of operations during the quarter ended June 30, 2011.

As discussed in Note 5, “Acquisitions and Dispositions”, Atlantic Aviation acquired $8.4 million in intangible assets during the Oregon FBOs acquisition during the third quarter of 2011.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Intangible Assets  – (continued)

Amortization expense of intangible assets for the years ended December 31, 2011, 2010 and 2009 totaled $42.1 million, $34.9 million and $60.9 million, respectively.

The Company’s trade names are considered to be indefinite-lived assets. The estimated future amortization expense for amortizable intangible assets to be recognized is as follow ($ in thousands):

2012	$34,184
2013	34,153
2014	34,029
2015	33,563
2016	30,540
Thereafter	479,995
Total	$646,464

The goodwill balance as of December 31, 2011 is comprised of the following ($ in thousands):

Goodwill acquired in business combinations, net of disposals	$639,382
Add: goodwill acquired in 2011 acquisition	5,022
Less: accumulated impairment charges	(123,200)
Less: write-off of goodwill with disposal of assets	(5,029)
Balance at December 31, 2011	$516,175

As discussed in Note 5, “Acquisitions and Dispositions”, Atlantic Aviation acquired $5.0 million in goodwill during the Oregon FBOs acquisition during the third quarter of 2011.

During the quarter ended June 30, 2011 and the quarter ended December 31, 2010, the Company wrote-off $3.1 million and $1.9 million, respectively, of goodwill associated with the sale of FBOs discussed in Note 5, “Acquisitions and Dispositions” at Atlantic Aviation.

The Company tests for goodwill impairment at the reporting unit level on an annual basis on October 1st of each year and between annual tests if a triggering event indicates impairment.

9. Accrued Expenses

Accrued expenses at December 31, 2011 and 2010 consist of the following ($ in thousands):

	December 31, 2011	December 31, 2010
Payroll and related liabilities	$6,395	$6,506
Interest	816	695
Insurance	1,431	1,484
Real estate taxes	845	987
Other	14,340	13,375
	$23,827	$23,047

10. Long-Term Debt

The Company capitalizes its operating businesses separately using non-recourse, project finance style debt. In addition, it had a credit facility at its subsidiary, MIC Inc., with various financial institutions primarily to finance acquisitions and capital expenditures, which matured on March 31, 2010. The facility was repaid in full in December 2009 and no amounts were outstanding under the revolving credit facility as of December 31, 2009 or at the facility’s maturity on March 31, 2010. This facility was not renewed or replaced and the Company does not have other holding company debt.

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

For a description of related party transactions associated with the Company’s long-term debt, see Note 15, “Related Party Transactions”.

At December 31, 2011 and 2010, the Company’s consolidated long-term debt comprised the following ($ in thousands):

	December 31, 2011	December 31, 2010
The Gas Company	$170,000	$160,000
District Energy	170,000	170,000
Atlantic Aviation	780,588	808,884
Total	1,120,588	1,138,884
Less: current portion	(34,535)	(49,325)
Long-term portion	$1,086,053	$1,089,559

At December 31, 2011, future maturities of long-term debt are as follows ($ in thousands):

2012	$34,535
2013	269,548
2014	813,992
2015	338
2016	354
Thereafter	1,821
Total	$1,120,588

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Long-Term Debt  – (continued)

The Gas Company

The acquisition of The Gas Company in June 2006 was partially financed with $160.0 million of term loans borrowed under the two amended and restated loan agreements. One of these loan agreements provides for an $80.0 million term loan borrowed by HGC Holdings LLC, the parent company of The Gas Company, LLC. The other loan agreement provides for an $80.0 million term loan borrowed by The Gas Company and a $20.0 million revolving credit facility, including a $5.0 million letter of credit facility. The Gas Company generally intends to utilize the $20.0 million revolving credit facility to finance its working capital and to finance or refinance its capital expenditures for regulated assets.

The obligations under the credit agreements are secured by security interests in the assets of The Gas Company as well as the equity interests of The Gas Company and HGC Holdings LLC. Material terms of the term and revolving credit facilities are presented below:

Facility Terms	Holding Company Debt	Operating Company Debt
Borrowers	HGC	The Gas Company, LLC
Facilities	$80.0 million Term Loan (fully drawn at December 31, 2011 and 2010)	$80.0 million Term Loan (fully drawn at December 31, 2011 and 2010)	$20.0 million Revolver Credit Facility ($10.0 million drawn at December 31, 2011 and no amount drawn at December 31, 2010)
Collateral	First priority security interest on HGC’s assets and equity interests	First priority security interest on The Gas Company’s assets and equity interests
Maturity	June 2013	June 2013	June 2013
Amortization	Payable at maturity	Payable at maturity	Payable at maturity for utility capital expenditures
Interest Rate: Years 1 – 5	LIBOR plus 0.60%	LIBOR plus 0.40%	LIBOR plus 0.40%
Commitment Fees: Years 1 – 5	—	—	0.14% on undrawn portion
Interest Rate: Years 6 – 7	LIBOR plus 0.70%	LIBOR plus 0.50%	LIBOR plus 0.50%
Commitment Fees: Years 6 – 7	—	—	0.18% on undrawn portion

To hedge the interest commitments under the term loan, The Gas Company entered into interest rate swaps fixing 100% of the term loans at 4.8375% (excluding the margin).

In addition to customary terms and conditions for secured term loan and revolving credit agreements, the agreements provide that The Gas Company:

•	may not incur more than $10.0 million of new debt; and
•	may not sell or dispose of more than $10.0 million of assets per year.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Long-Term Debt  – (continued)

As part of the regulatory approval process of the Company’s acquisition of The Gas Company, the Company agreed to 14 regulatory conditions from The Hawaii Public Utilities Commission that address a variety of matters. The more significant conditions include:

•	the non-recoverability of goodwill, transaction or transition costs in future rate cases;
•	a requirement that The Gas Company and HGC Holdings LLC’s ratio of consolidated debt to total capital does not exceed 65%; and
•	a requirement to maintain $20.0 million in readily available cash resources at The Gas Company, HGC Holdings LLC or the Company.

This ratio was 58.7% and 58.0% at December 31, 2011 and 2010, respectively, and $20.0 million in cash resources was readily available at December 31, 2011 and 2010.

The Gas Company also has an uncommitted unsecured short-term borrowing facility of $10.0 million that was amended during the fourth quarter of 2011 to increase its limit from $7.5 million. The facility was renewed during the second quarter of 2011. This credit line bears interest at the lending bank’s quoted rate or prime rate. The facility is available for working capital needs. No amount was outstanding for this facility at December 31, 2011.

Given the favorable interest rate environment, the Company is seeking to refinance The Gas Company’s credit facilities in 2012 ahead of its maturity in mid-2013.

District Energy

District Energy has in place a term loan facility, a capital expenditure loan facility and a revolving loan facility. Proceeds of $150.0 million, drawn under the term loan facility in 2007, were used to repay the previously existing debt outstanding, to pay a $14.7 million make-whole payment, and to pay accrued interest, fees and transaction costs.

Material terms of the facility are presented below:

Facility Terms
Borrower	Macquarie District Energy LLC, or MDE
Facilities	• $150.0 million term loan facility (fully drawn at December 31, 2011 and 2010)
• $20.0 million capital expenditure loan facility (fully drawn at December 31, 2011 and 2010)
• $18.5 million revolving loan facility and letter of credit ($7.1 million utilized at December 31, 2011 and 2010 for letters of credit)
Amortization	Payable at maturity
Interest Type	Floating
Interest rate and fees	• Interest rate:
• LIBOR plus 1.175% or
• Base Rate (for capital expenditure loan and revolving loan facilities only): 0.5% above the greater of the prime rate or the federal funds rate
• Commitment fee: 0.35% on the undrawn portion.
Maturity	September 2014 for the term loan and capital expenditure facilities; September 2012 for the revolving loan facility

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

As of December 31, 2011, the Company classified $5.3 million relating to District Energy’s debt in the current portion of long-term debt in the consolidated 2011 balance sheet as it expects to repay this amount during 2012.

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

During the first quarter of 2009, the Company provided the business with a capital contribution of $50.0 million. The business paid down $44.6 million of debt and used the remainder of the capital contribution to pay interest rate swap breakage fees and debt amendment costs. In addition, during 2009 the business used $40.6 million of its excess cash flow to prepay $37.0 million of the outstanding principal balance of the term loan and $3.6 million in interest rate swap breakage fees. During 2010, the business used $60.5 million of its excess cash flow to prepay $55.0 million of the outstanding principal balance of the term loan and $5.5 million in interest rate swap breakage fees. During 2011, the business used $38.5 million of its excess cash flow to prepay $36.2 million of the outstanding principal balance of the term loan and $2.3 million in interest rate swap breakage fees. The Company has classified $29.0 million relating to Atlantic Aviation’s term loan debt in current portion of long-term debt in the consolidated 2011 balance sheet as it expects to repay this amount during 2012.

On February 10, 2012, Atlantic Aviation used $6.8 million of excess cash flow to prepay $6.5 million of the outstanding principal balance of the term debt under this facility and incurred $248,000 in interest rate swap breakage fees.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Long-Term Debt  – (continued)

The key terms of the loan agreement of Atlantic Aviation, as revised on February 25, 2009, are presented below:

Facility Terms
Borrower	Atlantic Aviation
Facilities	• $900.0 million term loan facility (outstanding balance of $727.2 million and $763.3 million at December 31, 2011 and 2010, respectively)
• $50.0 million capital expenditure facility ($50.0 million and $45.4 million drawn at December 31, 2011 and 2010, respectively)
• $18.0 million revolving working capital and letters of credit facility ($7.6 million and $11.7 million utilized to back letters of credit at December 31, 2011 and 2010, respectively)
Amortization	• Payable at maturity
• Years 1 to 5:
• 100% excess cash flow when Leverage Ratio is 6.0x or above
• 50% excess cash flow when Leverage Ratio is between 6.0x and 5.5x
• 100% of excess cash flow in years 6 and 7
Interest type	Floating
Interest rate and fees	• Years 1 – 5:
• LIBOR plus 1.6% or
• Base Rate (for revolving credit facility only): 0.6% above the greater of: (i) the prime rate or (ii) the federal funds rate plus 0.5%
• Years 6 – 7:
• LIBOR plus 1.725% or
• Base Rate (for revolving credit facility only): 0.725% above the greater of: (i) the prime rate or (ii) the federal funds rate plus 0.5%
Maturity	October 2014
Mandatory prepayment	• With net proceeds that exceed $1.0 million from the sale of assets not used for replacement assets;
• With net proceeds of any debt other than permitted debt;
• With net insurance proceeds that exceed $1.0 million not used to repair, restore or replace assets;
• In the event of a change of control;
• Additional mandatory prepayment based on leverage grid;
• With any FBO lease termination payments received; and
• With excess cash flows in years 6 and 7.
Collateral	First lien on the following (with limited exceptions):
• Project revenues;
• Equity of the borrower and its subsidiaries; and
• Insurance policies and claims or proceeds.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Long-Term Debt  – (continued)

To hedge the interest risk associated with commitments under Atlantic Aviation’s term loan, Atlantic Aviation entered into a number of interest rate swaps with various maturity dates to hedge 100% of the term loan through October 16, 2012. As of December 31, 2011, Atlantic Aviation has only one remaining swap hedging 100% of the outstanding balance of the term loan, with a hedge rate of 5.19%.

In addition to the debt facilities described above, during 2010, Atlantic Aviation raised a $3.5 million stand-alone debt facility to partially fund the construction of a new FBO at Oklahoma City Will Rogers World Airport. At December 31, 2011 and 2010, the outstanding balance on the stand-alone facility was $3.4 million and $141,000, respectively. The Company has classified $292,000 in current portion of long-term debt in the 2011 balance sheet.

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

At December 31, 2011, the Company had $1.1 billion of current and long-term debt, $1.0 billion of which was economically hedged with interest rate swaps and $83.4 million of which was unhedged. At December 31, 2010, the Company had $1.1 billion of current and long-term debt, $1.1 billion of which was economically hedged with interest rate swaps and $65.5 million of which was unhedged.

As discussed in Note 10, “Long-Term Debt”, Atlantic Aviation must apply all of its excess cash flow to prepay debt whenever the leverage ratio, as defined by the amended credit facility, is equal to or greater than 6.0x to 1.0 for the trailing twelve months and must use 50% of excess cash flow to prepay debt whenever the leverage ratio is equal to or greater than 5.5x to 1.0 and below 6.0x to 1.0. As a result, $1.5 million of accumulated other comprehensive loss in the consolidated balance sheet related to Atlantic Aviation’s derivatives was reclassified to interest expense in the consolidated statement of operations for the year ended December 31, 2010. Atlantic Aviation will record additional reclassifications from accumulated other comprehensive loss to interest expense as the business continues to pay down its debt more quickly than anticipated.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Derivative Instruments and Hedging Activities  – (continued)

Similarly, excess cash flow generated at District Energy must be applied toward the principal balance of the term loan during the last two years before maturity. District Energy will record reclassifications from accumulated other comprehensive loss to interest expense when the business pays down its debt more quickly than anticipated.

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

Effective February 25, 2009 for Atlantic Aviation and effective April 1, 2009 for the Company’s other businesses, the Company elected to discontinue hedge accounting. In prior periods, when the Company applied hedge accounting, changes in the fair value of derivatives that effectively offset the variability of cash flows on the Company’s debt interest obligations were recorded in other comprehensive income or loss. From the dates that hedge accounting was discontinued, all movements in the fair value of the interest rate swaps are recorded directly through earnings. As interest payments are made, a portion of the other comprehensive loss recorded under hedge accounting is also reclassified into earnings. The Company will reclassify into earnings $15.4 million of net derivative losses, included in accumulated other comprehensive loss as of December 31, 2011, over the remaining life of the existing interest rate swaps, of which approximately $12.4 million will be reclassified over the next 12 months.

The Company measures derivative instruments at fair value using the income approach which discounts the future net cash settlements expected under the derivative contracts to a present value. These valuations utilize primarily observable (“level 2”) inputs, including contractual terms, interest rates and yield curves observable at commonly quoted intervals.

The Company’s fair value measurements of its derivative instruments and the related location of the liabilities associated with the hedging instruments within the consolidated balance sheets at December 31, 2011 and December 31, 2010 were as follows ($ in thousands):

	Liabilities at Fair Value(1)
	Interest Rate Swap Contracts Not Designated as Hedging Instruments
Balance Sheet Location	December 31, 2011	December 31, 2010
Fair value of derivative instruments – current liabilities	$(39,339)	$(43,496)
Fair value of derivative instruments – non-current liabilities	(15,576)	(51,729)
Total interest rate derivative contracts	$(54,915)	$(95,225)

(1)	Fair value measurements at reporting date were made using significant other observable inputs (“level 2”).

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Derivative Instruments and Hedging Activities  – (continued)

The Company’s hedging activities for the years ended December 31, 2011 and 2010 and the related location within the consolidated financial statements were as follows for derivatives not designated as hedging instruments ($ in thousands):

	Derivatives Not Designated as Hedging Instruments(1)
	Amount of Gain/Loss Recognized in Interest Expense for the Years Ended December 31,
Financial Statement Account	2011(2)	2010(3)
Interest expense	$(35,007)	$(81,273)
Total	$(35,007)	$(81,273)

(1)	All derivatives are interest rate swap contracts.
(2)	Net gains recognized in interest expense for the year ended December 31, 2011 includes $50.9 million in interest rate swap payments, offset by net unrealized derivative gains of $15.9 million, arising from:
•	the change in fair value of interest rate swaps from the discontinuation of hedge accounting; and
•	interest rate swap break fees related to the pay down of debt at Atlantic Aviation.
(3)	Net losses recognized in interest expense for the year ended December 31, 2010 includes $52.4 million in interest rate swap payments and $28.9 million in net unrealized derivative losses.

All of the Company’s derivative instruments are collateralized by all of the assets of the respective businesses.

12. Notes Payable and Capital Leases

The Company has existing notes payable with various finance companies for the purchase of equipment. The notes are secured by the equipment and require monthly payments of principal and interest. The Company also leases certain equipment under capital leases. The following is a summary of the maturities of the notes payable and the future minimum lease payments under capital leases, together with the present value of the minimum lease payments, as of December 31, 2011 ($ in thousands):

	Notes Payable	Capital Leases
2012	$1,008	$944
2013	93	937
2014	93	819
2015	78	6
2016	—	—
Thereafter	—	—
Present value of minimum payments	1,272	2,706
Less: current portion	(1,008)	(944)
Long-term portion	$264	$1,762

The net book value of equipment under capital leases at December 31, 2011 and 2010 was $2.7 million and $238,000, respectively.

13. Members’ Equity

The Company is authorized to issue 500,000,000 LLC interests. Each outstanding LLC interest of the Company is entitled to one vote on any matter with respect to which holders of LLC interests are entitled to vote.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Members’ Equity  – (continued)

Dividends

The Company’s Board of Directors have made or declared the following dividends during 2011:

Declared	Period Covered	$ per LLC Interest	Record Date	Payable Date
February 21, 2012	Fourth quarter 2011	$0.20	March 5, 2012	March 8, 2012
October 31, 2011	Third quarter 2011	$0.20	November 14, 2011	November 17, 2011
August 1, 2011	Second quarter 2011	$0.20	August 15, 2011	August 18, 2011
May 2, 2011	First quarter 2011	$0.20	May 11, 2011	May 18, 2011

The Company has determined that the dividends paid in 2011 are characterized as a taxable dividend for tax purposes. The Company anticipates that the dividend will be eligible for treatment as qualified dividend income for U.S. federal income tax purposes, subject to the shareholder having met the holding period requirements as defined by the Internal Revenue Code. Holders of MIC LLC interests are encouraged to seek their own tax advice with regard to their investment in MIC.

The dividends paid have been recorded as a reduction to LLC interests in the members’ equity section of the consolidated balance sheets.

The declaration and payment of any future dividends will be subject to a decision of the Company’s Board of Directors. The Board will take into account such matters as the state of the capital markets and general business conditions, the Company’s financial condition, results of operations, capital requirements and any contractual, legal and regulatory restrictions on the payment of dividends by the Company to its shareholders or by its subsidiaries to the Company, and any other factors that it deems relevant. In particular, each of the Company’s businesses and investments have substantial debt commitments and restrictive covenants, which must be satisfied before any of them can make distributions to the Company. Any or all of these factors could affect both the timing and amount, if any, of future dividends.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Members’ Equity  – (continued)

The Company has issued the following stock to the Board of Directors under this plan:

Date of Grant	Stock Units Granted		Price of Stock Units Granted		Date of Vesting
December 21, 2004	7,644	(1)	$25.00		May 24, 2005
May 25, 2005	15,873		$28.35		May 25, 2006
May 25, 2006	16,869		$26.68		May 23, 2007
May 24, 2007	10,314		$43.63		May 26, 2008
May 27, 2008	14,115		$31.88		June 3, 2009
June 4, 2009	128,205		$3.51		June 2, 2010
June 3, 2010	31,989		$14.07		June 1, 2011
June 2, 2011	17,925		$25.10		(2)
August 12, 2011(3)	5,209		$23.21	(3)	(2)

(1)	Pro rata basis relating to the period from the closing of the initial public offering through the anticipated date of the Company’s first annual meeting of stockholders.
(2)	Date of vesting will be the day immediately preceding the 2012 annual meeting of the Company’s LLC interest holders.
(3)	Effective August 12, 2011, the Company elected a fourth independent director to serve as a director of the Company until the next annual meeting of the LLC interest holders. The restricted stock units granted were calculated on a pro rata basis from the date of election and the average closing sale price of the stock during the 10-day period immediately preceding the date of election.

14. Reportable Segments

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

	As of, and for the Year Ended, December 31,
	2011	2010	2009
Revenue	$447,092	$557,184	$346,175
Net income	$54,957	$72,064	$54,584
Interest expense, net	52,257	50,335	2,130
Provision of income taxes	34,820	53,521	38,842
Depreciation and amortization	64,470	61,277	55,998
Unrealized gains on derivative instruments	—	—	(3,306)
Other non-cash income	(114)	(361)	(590)
EBITDA excluding non-cash items(1)	$206,390	$236,836	$147,658
Capital expenditures paid	$122,268	$107,832	$137,008
Property, equipment, land and leasehold improvements, net	1,109,487	1,041,339	987,075
Total assets balance	1,263,986	1,221,862	1,064,849

(1)	EBITDA consists of earnings before interest, taxes, depreciation and amortization. Non-cash items that are excluded consist of impairments, derivative gains and losses and all other non-cash income and expense items.

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

The revenue from the District Energy segment is included in service revenue and financing and equipment lease income. Included in service revenue is capacity revenue, which relates to monthly fixed contract charges, and consumption revenue, which relates to contractual rates applied to actual usage. Financing and equipment lease income relates to direct financing lease transactions and equipment leases to the business’ various customers. Finance lease revenue, recorded on the consolidated statement of operations, is the interest portion of lease payments received from equipment leases with various customers primarily in Las Vegas. The principal portion of the cash receipts on these equipment leases are recorded in the operating activities of the consolidated cash flow statement. District Energy provides its services to buildings primarily in the downtown Chicago, Illinois area and to a casino and a shopping mall located in Las Vegas, Nevada.

Atlantic Aviation

The Atlantic Aviation segment derives the majority of its revenues from fuel sales and from other airport services, including de-icing, aircraft hangarage and other aviation services. All of the revenue of Atlantic Aviation is generated at 65 airports in the U.S.

Selected information by segment is presented in the following tables. The tables do not include financial data for the Company’s equity investment in IMTT.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Reportable Segments  – (continued)

Revenue from external customers for the Company’s consolidated reportable segments was as follows ($ in thousands):

	Year Ended December 31, 2011
	Energy-related Businesses
	The Gas Company	District Energy	Atlantic Aviation	Total Reportable Segments
Revenue from Product Sales
Product sales	$112,020	$—	$527,501	$639,521
Product sales – utility	140,746	—	—	140,746
	252,766	—	527,501	780,267
Service Revenue
Other services	—	2,957	156,084	159,041
Cooling capacity revenue	—	21,784	—	21,784
Cooling consumption revenue	—	22,707	—	22,707
	—	47,448	156,084	203,532
Financing and Lease Income
Financing and equipment lease	—	4,992	—	4,992
	—	4,992	—	4,992
Total Revenue	$252,766	$52,440	$683,585	$988,791

	Year Ended December 31, 2010
	Energy-related Businesses
	The Gas Company	District Energy	Atlantic Aviation	Total Reportable Segments
Revenue from Product Sales
Product sales	$96,855	$—	$417,489	$514,344
Product sales – utility	113,752	—	—	113,752
	210,607	—	417,489	628,096
Service Revenue
Other services	—	3,371	155,933	159,304
Cooling capacity revenue	—	21,162	—	21,162
Cooling consumption revenue	—	24,386	—	24,386
	—	48,919	155,933	204,852
Financing and Lease Income
Financing and equipment lease	—	7,843	—	7,843
	—	7,843	—	7,843
Total Revenue	$210,607	$56,762	$573,422	$840,791

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

EBITDA excluding non-cash items for the Company’s consolidated reportable segments is shown in the tables below ($ in thousands). Allocation of corporate expenses, intercompany fees and the tax effect have been excluded as they are eliminated on consolidation.

	Year Ended December 31, 2011
	Energy-related Businesses
	The Gas Company	District Energy	Atlantic Aviation(1)	Total Reportable Segments
Net income	$18,172	$304	$9,642	$28,118
Interest expense, net	9,138	13,208	36,905	59,251
Provision for income taxes	12,225	212	11,952	24,389
Depreciation	6,395	6,639	27,420	40,454
Amortization of intangibles	823	1,368	39,916	42,107
Loss on disposal of assets	—	—	617	617
Other non-cash expense	2,279	964	228	3,471
EBITDA excluding non-cash items	$49,032	$22,695	$126,680	$198,407

(1)	Includes non-cash impairment charges of $8.7 million recorded during the quarter ended June 30, 2011, consisting of $7.3 million related to intangible assets (in amortization of intangibles) and $1.4 million related to property, equipment, land and leasehold improvements (in depreciation). In addition, during the quarter ended September 30, 2011, Atlantic Aviation consolidated two FBOs it operated at one airport. Atlantic Aviation has vacated a portion of its leased premises and recorded non-cash write-offs of $2.9 million primarily associated with leasehold improvements in depreciation expense in the consolidated statement of operations.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Reportable Segments  – (continued)

Reconciliations of consolidated reportable segments’ EBITDA excluding non-cash items to consolidated net income (loss) from continuing operations before income taxes are as follows ($ in thousands):

	Year Ended December 31,
	2011	2010	2009
Total reportable segments EBITDA excluding non-cash items	$198,407	$184,759	$164,908
Interest income	112	29	119
Interest expense	(59,361)	(106,834)	(95,456)
Depreciation(1)	(40,454)	(36,276)	(42,899)
Amortization of intangibles(2)	(42,107)	(34,898)	(60,892)
Non-cash loss on disposal of assets(3)	(617)	(17,869)	—
Selling, general and administrative – corporate	(8,939)	(7,360)	(9,707)
Fees to manager	(15,475)	(10,051)	(4,846)
Equity in earnings and amortization charges of investees	22,763	31,301	22,561
Goodwill impairment	—	—	(71,200)
Loss on derivative instruments	—	—	(25,238)
Other expense, net	(2,723)	(1,492)	(1,852)
Total consolidated net income (loss) from continuing operations before income taxes	$51,606	$1,309	$(124,502)

(1)	Depreciation includes depreciation expense for District Energy, which is reported in cost of services in the consolidated statement of operations. Depreciation also includes non-cash impairment charges of $1.4 million and $7.5 million recorded by Atlantic Aviation for the quarter ended June 30, 2011 and during the first six months of 2009, respectively. In addition, during the quarter ended September 30, 2011, Atlantic Aviation consolidated two FBOs it operated at one airport. Atlantic Aviation has vacated a portion of its leased premises and recorded non-cash write-offs of $2.9 million primarily associated with leasehold improvements in depreciation expense in the consolidated statement of operations.

(2)	Amortization expense includes non-cash impairment charges of $7.3 million and $23.3 million for contractual arrangements recorded by Atlantic Aviation during the quarter ended June 30, 2011 and the first six months of 2009, respectively.
(3)	Non-cash loss on disposal of assets includes $617,000 and $17.9 million for FBOs sold at Atlantic Aviation during the year ended December 31, 2011 and 2010, respectively.

Capital expenditures for the Company’s reportable segments were as follows ($ in thousands):

	Year Ended December 31,
	2011	2010	2009
The Gas Company	$16,290	$10,755	$7,388
District Energy	2,129	1,504	12,095
Atlantic Aviation	15,345	10,431	10,837
Total	$33,764	$22,690	$30,320

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Reportable Segments  – (continued)

Property, equipment, land and leasehold improvements, goodwill and total assets for the Company’s reportable segments as of December 31st were as follows ($ in thousands):

	Property, Equipment, Land and Leasehold Improvements		Goodwill		Total Assets
	2011(1)	2010	2011(2)	2010	2011	2010
The Gas Company	$159,019	$149,542	$120,193	$120,193	$373,485	$350,428
District Energy	141,728	146,623	18,647	18,647	217,556	228,480
Atlantic Aviation	260,275	267,286	377,335	375,413	1,374,395	1,410,052
Total	$561,022	$563,451	$516,175	$514,253	$1,965,436	$1,988,960

(1)	Includes non-cash impairment charges of $1.4 million recorded during the quarter ended June 30, 2011 and non-cash write-offs of $2.9 million of leasehold improvements recorded during the quarter ended September 30, 2011 at Atlantic Aviation.
(2)	Includes $5.0 million of goodwill acquired during the Oregon FBOs acquisition during the third quarter of 2011, offset by $3.1 million non-cash write-offs of goodwill associated with the sale of FBOs during 2011 at Atlantic Aviation.

Reconciliation of reportable segments’ total assets to consolidated total assets ($ in thousands):

	As of December 31,
	2011	2010
Total assets of reportable segments	$1,965,436	$1,988,960
Investment in IMTT	230,401	223,792
Corporate and other	(27,204)	(16,010)
Total consolidated assets	$2,168,633	$2,196,742

15. Related Party Transactions

Management Services Agreement with Macquarie Infrastructure Management (USA) Inc. (the Manager)

The Manager acquired 2,000,000 shares of trust stock concurrently with the closing of the initial public offering in December 2004, with an aggregate purchase price of $50.0 million, at a purchase price per share equal to the initial public offering price of $25.00, which were exchanged for LLC interests on June 25, 2007. Pursuant to the terms of the Management Agreement (discussed below), the Manager may sell these LLC interests at any time. The Manager has also received additional shares of trust stock and LLC interests (the LLC interests replacing the trust stock following the dissolution of the Trust in June 2007) by reinvesting some performance fees and base management fees. As part of the equity offering which closed in July 2007, the Manager sold 599,000 of its LLC interests at a price of $40.99 per LLC interest. At December 31, 2011, the Manager held 4,388,345 LLC interests of the Company.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Related Party Transactions  – (continued)

Since January 1, 2011, the Company paid the Manager cash dividends on LLC interests held for the following periods:

Declared	Period Covered	$ per LLC Interest	Record Date	Payable Date	Amount Paid to Manager (in thousands)
February 21, 2012	Fourth quarter 2011	$0.20	March 5, 2012	March 8, 2012		$(1)
October 31, 2011	Third quarter 2011	$0.20	November 14, 2011	November 17, 2011	$852
August 1, 2011	Second quarter 2011	$0.20	August 15, 2011	August 18, 2011	$816
May 2, 2011	First quarter 2011	$0.20	May 11, 2011	May 18, 2011	$787

(1)	The amount of dividend payable to the Manager for the fourth quarter of 2011 will be determined on March 5, 2012, the record date.

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

In accordance with the Management Agreement, the Manager is entitled to a quarterly base management fee based primarily on the Company’s market capitalization, and a performance fee, based on the performance of the Company’s stock relative to a U.S. utilities index. For the years ended December 31, 2011, 2010 and 2009, the Manager did not earn a performance fee.

For the years ended December 31, 2011, 2010 and 2009, the Company incurred base management fees of $15.5 million, $10.1 million and $4.8 million, respectively. The unpaid portion of the fees at the end of each reporting period is included in due to manager-related party in the consolidated balance sheets. The following table shows the Manager’s election to reinvest its quarterly base management fees in additional LLC interests:

Period	Base Management Fee Amount ($ in thousands)	LLC Interests Issued	Issue Date
2011 Activities:
Fourth quarter 2011	$4,222	(1)	(1)
Third quarter 2011	3,465	130,344	November 30, 2011
Second quarter 2011	4,156	179,623	August 31, 2011
First quarter 2011	3,632	144,742	June 6, 2011
2010 Activities:
Fourth quarter 2010	$3,214	136,079	March 22, 2011
First quarter 2010	2,189	155,375	June 11, 2010
2009 Activities:
Fourth quarter 2009	$1,894	138,955	March 31, 2010
Third quarter 2009	1,639	180,309	December 2, 2009
Second quarter 2009	851	149,795	September 4, 2009

(1)	LLC interests for the fourth quarter 2011 base management fee will be issued to the Manager during the first quarter of 2012.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Related Party Transactions  – (continued)

The base management fees in the amount of $2.3 million and $2.4 million for the second and third quarters of 2010, respectively, were paid in cash to the Manager during the third and fourth quarter of 2010, respectively. The base management fee in the amount of $462,000 for the first quarter of 2009 was paid in cash to the Manager during the second quarter of 2009.

The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its base management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries and investments, income taxes, audit and legal fees, acquisitions and dispositions and its compliance with applicable laws and regulations. During the years ended December 31, 2011, 2010 and 2009, the Manager charged the Company $286,000, $323,000 and $275,000, respectively, for reimbursement of out-of-pocket expenses. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in due to manager-related party in the consolidated balance sheet.

Advisory and Other Services from the Macquarie Group

The Macquarie Group, and wholly-owned subsidiaries within the Macquarie Group, including Macquarie Bank Limited, or MBL, and Macquarie Capital (USA) Inc., or MCUSA, have provided various advisory and other services and incurred expenses in connection with the Company’s equity raising activities, acquisitions and debt structuring for the Company and its businesses. Underwriting fees are recorded in members’ equity as a direct cost of equity offerings. Advisory fees and out-of-pocket expenses relating to acquisitions are expensed as incurred. Debt arranging fees are deferred and amortized over the term of the credit facility. No amounts were incurred during the year ended December 31, 2011. During 2010, the Company incurred the following charges ($ in thousands):

Year Ended December 31, 2010
Holding company debt restructuring advice — advisory services from MCUSA	$500

Long-Term Debt

Until March 31, 2010, the Company had a revolving credit facility provided by various financial institutions, including entities within the Macquarie Group. The facility was repaid in full during 2009 and no amounts were outstanding under the revolving credit facility at the facility’s maturity on March 31, 2010. Amounts relating to the Macquarie Group’s portion of this revolving credit facility comprised of the following during the year ended December 31, 2010 ($ in thousands):

Year Ended December 31, 2010
Revolving credit facility commitment provided by Macquarie Group during January 1, 2010 through March 31, 2010	$4,444
Revolving credit facility commitment provided by Macquarie Group at March 31, 2010(1)	—
Portion of revolving credit facility commitment from Macquarie Group drawn down, as of March 31, 2010(1)(2)	—
Interest expense on Macquarie Group portion of the drawn down commitment, for the quarter ended March 31, 2010	—
Commitment fees to the Macquarie Group, for quarter ended March 31, 2010	5

(1)	The holding company’s revolving credit facility matured on March 31, 2010.
(2)	On December 28, 2009, the Company repaid the entire outstanding principal balance on its revolving credit facility.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Related Party Transactions  – (continued)

Derivative Instruments and Hedging Activities

The Company has derivative instruments in place to fix the interest rate on certain outstanding variable-rate term loan facilities. MBL has provided interest rate swaps for Atlantic Aviation, which matured in December 2010, and The Gas Company. At December 31, 2009, Atlantic Aviation had $818.4 million of its variable-rate term loans hedged, of which MBL was providing the interest rate swaps for a notional amount of $307.0 million. The remainder of the swaps are from an unrelated third party. During the years ended December 31, 2010 and 2009, Atlantic Aviation made net payments to MBL of $13.0 million and $14.1 million, respectively, in relation to these swaps.

As discussed in Note 10, “Long-Term Debt”, for the years ended December 31, 2010 and 2009, Atlantic Aviation paid $5.5 million and $8.8 million, respectively, in interest rate swap breakage fees, of which $496,000 and $1.8 million, respectively, was paid to MBL.

At December 31, 2011 and 2010, The Gas Company had $160.0 million of its term loans hedged, of which MBL was providing the interest rate swaps for a notional amount of $48.0 million. The remainder of the swaps are from an unrelated third party. During the years ended December 31, 2011, 2010 and 2009, The Gas Company made net payments to MBL of $2.2 million, $2.1 million and $1.9 million, respectively, in relation to these swaps.

Other Transactions

Macquarie, through the Macquarie Insurance Facility (MIF), has an aggregated insurance buying program. By combining the insurance premiums of Macquarie owned and managed funds, MIF has been able to deliver very competitive terms to businesses that participate in the facility. MIF earns a commission from the insurers. In February 2012, the Company purchased its Directors and Officers liability insurance utilizing several of the MIF insurers. No payments were made to MIF by the Company.

Atlantic Aviation, The Gas Company, and District Energy purchase casualty and property insurance coverage from insurance underwriters who then pay commissions to MIF. During 2011 and 2010, Atlantic Aviation, The Gas Company, and District Energy renewed their casualty and property insurance coverage. For the years ended December 31, 2011 and 2010, no payments were made directly to MIF.

In August 2010, Macquarie AirFinance, or MAF, an indirect subsidiary of Macquarie Group Limited, parked an aircraft at one of Atlantic Aviation’s airports. During the year ended December 31, 2010, Atlantic Aviation recorded $11,000 in revenue from MAF’s agent. As of December 31, 2010, there was no receivable balance outstanding from MAF.

During 2010, Atlantic Aviation entered into a copiers lease agreement with Macquarie Equipment Finance, or MEF, an indirect subsidiary of Macquarie Group Limited. For the years ended December 31, 2011 and 2010, Atlantic Aviation incurred $23,000 and $31,000, respectively, in lease expense on these copiers. As of December 31, 2011 and 2010, Atlantic Aviation had prepaid the January 2012 and January 2011, respectively, monthly payment to MEF for $2,000, which is included in prepaid expenses in the consolidated balance sheet for both periods.

On March 30, 2009, The Gas Company entered into licensing agreements with Utility Service Partners, Inc. and America’s Water Heater Rentals, LLC, both indirect subsidiaries of Macquarie Group Limited, to enable these entities to offer products and services to The Gas Company’s customer base. No payments were made under these arrangements during the years ended December 31, 2011, 2010 and 2009.

On August 29, 2008, Macquarie Global Opportunities Partners, or MGOP, a private equity fund managed by the Macquarie Group, completed the acquisition of the jet membership, retail charter and fuel management business units previously owned by Sentient Jet Holdings, LLC. The new company is called Sentient Flight Group (referred to hereafter as “Sentient”). Sentient was an existing customer of Atlantic Aviation. For the

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Related Party Transactions  – (continued)

years ended December 31, 2011, 2010 and 2009, Atlantic Aviation recorded $20.5 million, $16.6 million and $9.6 million, respectively, in revenue from Sentient. As of December 31, 2011 and 2010, Atlantic Aviation had $452,000 and $269,000, respectively, in receivables from Sentient, which is included in accounts receivable in the consolidated balance sheets. During the year ended December 31, 2010, Atlantic Aviation paid $15,000 to Sentient for charter services rendered.

In addition, the Company and several of its subsidiaries have entered into a licensing agreement with the Macquarie Group related to the use of the Macquarie name and trademark. The Macquarie Group does not charge the Company any fees for this license.

16. Income Taxes

The Company and its subsidiaries are subject to income taxes. The Company files a consolidated U.S. income tax return with its wholly-owned subsidiaries. District Energy and IMTT each file separate consolidated federal income tax returns with their respective subsidiaries. The Company includes in its income the taxable portion of distributions received from its interests in IMTT and District Energy. The taxable portion of these distributions generally qualify for the 80% dividends received deduction. The Company and its subsidiaries file separate and combined state income tax returns.

Components of the Company’s income tax benefit or expense related to the income or loss from continuing operations for the years ended December 31, 2011, 2010 and 2009 were as follows ($ in thousands):

	Year Ended December 31,
	2011	2010	2009
Current taxes:
Federal	$222	$—	$334
State	3,281	2,401	1,859
Total current tax provision	$3,503	$2,401	$2,193
Deferred taxes:
Federal	$16,422	$(6,122)	$(20,175)
State	1,476	(3,171)	(7,333)
Total deferred tax provision (benefit)	17,898	(9,293)	(27,508)
Change in valuation allowance	1,317	(1,805)	9,497
Total tax provision (benefit)	$22,718	$(8,697)	$(15,818)

In January 2011, the State of Illinois enacted the Taxpayer Accountability and Budget Stabilization Act. The legislation increases the corporate income tax rate to 7.0% from 4.8% for taxable years beginning on or after January 1, 2011 and prior to January 1, 2015; to 5.25% for taxable years beginning on or after January 1, 2015 and prior to January 1, 2025; and returns the rate to 4.8% for taxable years beginning on or after January 1, 2025. The income tax expense for 2011 includes a deferred income tax expense of approximately $147,000 to reflect the effects of the rate increase. In addition, the Act suspends the use of state net operating loss carryforwards until 2012, and limits the annual utilization in 2012 through 2014 to $100,000 per year.

The Company’s sale in 2010 of its investment in the off airport parking business, PCAA, resulted in a capital loss of approximately $10.4 million, which the Company carried back to offset, in part, the 2009 capital gain on the sale of the 49.99% interest in District Energy. This carryback reduced the federal NOL used in 2009 by approximately $10.4 million.

The Company sold 49.99% of District Energy in 2009 and converted a holding company within the District Energy group from an entity disregarded for income tax purposes to a taxable corporation, resulting in

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Income Taxes  – (continued)

$10.2 million income tax provision. This provision was reflected as a reduction in the $32.2 million gain on the sale and recorded in additional paid in capital in the consolidated 2009 balance sheet. This taxable income was offset by the Company’s other consolidated taxable loss and its NOL carryforwards in 2009.

The tax effects of temporary differences give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010, are presented below ($ in thousands):

	At December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$63,415	$66,901
Lease transaction costs	1,111	1,478
Deferred revenue	1,586	1,286
Accrued compensation	11,026	9,616
Accrued expenses	959	1,953
Other	2,192	1,630
Unrealized losses	21,902	38,093
Allowance for doubtful accounts	177	244
Total gross deferred tax assets	102,368	121,201
Less: valuation allowance	(10,490)	(9,173)
Net deferred tax assets after valuation allowance	$91,878	$112,028
Deferred tax liabilities:
Intangible assets	$(157,686)	$(162,615)
Investment basis difference	(84,897)	(4,043)
Property and equipment	(6,316)	(81,500)
Prepaid expenses	(1,139)	(1,168)
Total deferred tax liabilities	(250,038)	(249,326)
Net deferred tax liability	(158,160)	(137,298)
Less: current deferred tax asset	(19,102)	(19,030)
Noncurrent deferred tax liability	$(177,262)	$(156,328)

At December 31, 2011, the Company and its wholly owned subsidiaries had federal income tax NOL carryforwards of approximately $135.2 million, which are available to offset future taxable income, if any, through 2030. However, the Company has placed a full valuation allowance on $7.8 million of these NOLs, as their probability of being realized is less than more likely than not. Approximately $35.0 million of these NOLs may be limited, on an annual basis, due to the change of control for tax purposes of the respective subsidiaries in which such losses were incurred. In addition, District Energy has NOL carryforwards of approximately $16.4 million, all of which are subject to limitations on realization due to a change in control for tax purposes in 2010.

In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The sale of a 49.99% interest in District Energy precludes including that business in the Company’s consolidated federal income tax return from the date of sale. Accordingly, the net deferred tax liabilities of that business, approximately $44.1 million, cannot be considered in evaluating the ultimate realization of the Company’s deferred tax assets.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Income Taxes  – (continued)

In 2011, the Company increased the valuation allowance by $1.3 million for certain state net operating loss carryforwards.

In 2010, the Company’s management concluded that the reversal of deferred tax liabilities should more likely than not result in the ultimate realization of all but approximately $2.8 million of federal deferred tax assets. The Company also provided a valuation allowance of approximately $6.4 million for the realization of certain state NOL carryforwards, for a total valuation allowance of approximately $9.2 million. In 2010, the Company’s valuation allowance for both federal and state deferred tax assets decreased by approximately $11.4 million from approximately $20.6 million at December 31, 2009. The net decrease included an approximate $9.6 million decrease reflected in net income from discontinued operations, an approximate $2.5 million decrease reflected in federal tax expense or benefit from continuing operations and an increase of approximately $745,000 included in state income tax expense or benefit from continuing operations.

As of December 31, 2011, the Company had approximately $158.2 million in net deferred tax liabilities. A significant portion of the Company’s deferred tax liabilities relates to tax basis temporary differences of both intangible assets and property and equipment and the Company’s unrealized liability on derivatives. The Company records the acquisitions of consolidated businesses under the purchase method of accounting and accordingly recognizes a significant increase to the value of the intangible assets and to property and equipment. For tax purposes, the Company may assume the existing tax basis of the acquired businesses, in which cases the Company records a deferred tax liability to reflect the increase in the purchase accounting basis of the assets acquired over the carryover income tax basis. This liability will reduce in future periods as these temporary differences reverse.

Income tax provision (benefit) attributable to income from continuing operations was $22.7 million, $(8.7) million and $(15.8) million for the years ended December 31, 2011, 2010 and 2009, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as a result of the following ($ in thousands):

	Year Ended December 31,
	2011	2010	2009
Tax provision (benefit) at U.S. statutory rate	$18,062	$458	$(43,746)
Impairment of non-deductible intangibles	—	675	18,601
Permanent and other differences between book and federal taxable income	708	(1,680)	1,073
State income taxes, net of federal benefit	2,583	(502)	(3,559)
Income attributable to noncontrolling interest in Northwind Aladdin	(297)	(449)	—
District Energy taxable dividend income in excess of book income	1,926	3,584	—
IMTT book income in excess of taxable dividend	(7,967)	(5,693)	(7,895)
Federal dividends received deduction on IMTT and District Energy dividends	(1,541)	(7,068)	—
Increase in book basis in excess of tax basis in IMTT	7,927	4,043	—
Change in District Energy tax status	—	—	10,211
Change in valuation allowance	1,317	(2,065)	9,497
Total tax provision (benefit)	$22,718	$(8,697)	$(15,818)

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

During the year ended December 31, 2009, the IRS completed its audit of PCAA for 2004 and 2003. The conclusion of the audit did not result in material assessment. In 2011, the IRS concluded an audit of the Company’s amended 2006 federal income tax return with no audit adjustments. In 2011, the IRS began an audit of The Gas Company for the 2009 tax year. The Company does not expect the audit will result in any changes to the return as filed.

In 2011 and 2010, several states began examinations of state income returns filed by the Company or its subsidiaries. Audits of returns filed in South Carolina and Mississippi resulted in assessments of $209,000, which the Company has agreed to and paid. Those assessments are included in the Company’s state income tax expense for 2011. The Company does not expect the results of any ongoing state income tax return audits to be material to its financial statements.

The following table sets forth a reconciliation of the Company’s unrecognized tax benefits from January 1, 2011 to December 31, 2011 ($ in thousands).

Balance as of January 1, 2011	$368
Current year increases	32
Balance as of December 31, 2011	$400

17. Leases

The Company leases land, buildings, office space and certain office equipment under non-cancellable operating lease agreements that expire through April 2057.

Future minimum rental commitments at December 31, 2011 are as follows ($ in thousands):

2012	$33,465
2013	32,193
2014	31,160
2015	29,121
2016	26,742
Thereafter	234,914
Total	$387,595

Rent expense under all operating leases for the years ended December 31, 2011, 2010 and 2009 was $34.4 million, $35.9 million and $34.9 million, respectively.

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

The employer contribution to these plans ranges from 0% to 6% of eligible compensation. For the years ended December 31, 2011, 2010 and 2009, contributions were $1.1 million, $1.0 million and $1.3 million, respectively.

Union Pension Plan

The Gas Company has a Defined Benefit Pension Plan for Classified Employees of GASCO, Inc. (the DB Plan) that accrues benefits pursuant to the terms of a collective bargaining agreement. The DB Plan is non-contributory and covers all bargaining unit employees who have met certain service and age requirements. The benefits are based on a flat rate per year of service through the date of employment termination or retirement. The Gas Company made contributions to the DB Plan of $2.7 million during 2011 and $2.6 million during 2010. Future contributions will be made to meet ERISA funding requirements. The DB Plan’s trustee, First Hawaiian Bank, handles the DB Plan’s assets and as an investment manager, invests them in a diversified portfolio of equity and fixed-income securities. The projected benefit obligation for the DB Plan totaled $42.4 million at December 31, 2011 and $38.2 million at December 31, 2010. The DB Plan has assets of $26.7 million and $25.6 million at December 31, 2011 and 2010, respectively.

The Gas Company expects to make contributions in 2012 and annually for at least five years as it complies with the requirements of the Pension Protection Act of 2006. The annual amount of contributions will be dependent upon a number of factors such as market conditions and changes to regulations. However, for the 2012 calendar year, the Company expects to make contributions of approximately $3.8 million.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Employee Benefit Plans  – (continued)

Additional information about the fair value of the benefit plan assets, the components of net periodic cost, and the projected benefit obligation as of December 31, 2011 and 2010, and for the years ended December 31, 2011 and 2010 is as follows ($ in thousands):

	DB Plan Benefits		PMLI Benefits
	2011	2010	2011	2010
Change in benefit obligation:
Benefit obligation – beginning of period	$38,217	$35,250	$2,237	$2,095
Service cost	737	696	56	45
Interest cost	1,956	1,950	142	113
Participant contributions	—	—	47	63
Actuarial losses	3,376	2,039	736	62
Benefits paid	(1,845)	(1,718)	(164)	(141)
Benefit obligation – end of year	$42,441	$38,217	$3,054	$2,237
Change in plan assets:
Fair value of plan assets – beginning of period	$25,552	$21,911	$—	$—
Actual return on plan assets	275	2,807	—	—
Employer/participant contributions	2,715	2,648	164	141
Expenses paid	—	(96)	—	—
Benefits paid	(1,845)	(1,718)	(164)	(141)
Fair value of plan assets – end of year	$26,697	$25,552	$—	$—

The funded status of The Gas Company’s balance sheet at December 31, 2011 and 2010, are presented in the following table ($ in thousands):

	DB Plan Benefits		PMLI Benefits
	2011	2010	2011	2010
Funded status
Funded status at end of year	$(15,744)	$(12,664)	$(3,054)	$(2,237)
Net amount recognized in balance sheet	$(15,744)	$(12,664)	$(3,054)	$(2,237)
Amounts recognized in balance sheet consisting of:
Current liabilities	$—	$—	$(283)	$(168)
Noncurrent liabilities	(15,744)	(12,664)	(2,771)	(2,069)
Net amount recognized in balance sheet	$(15,744)	$(12,664)	$(3,054)	$(2,237)
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss:
Prior service cost	$(155)	$(310)	$—	$—
Accumulated loss	(12,426)	(7,908)	(1,030)	(376)
Accumulated other comprehensive loss	(12,581)	(8,218)	(1,030)	(376)
Net periodic benefit cost in excess of cumulative employer contributions	(3,163)	(4,446)	(2,024)	(1,861)
Net amount recognized in balance sheet	$(15,744)	$(12,664)	$(3,054)	$(2,237)

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Employee Benefit Plans  – (continued)

The components of net periodic benefit cost and other changes in other comprehensive income for the plans are shown below ($ in thousands):

	DB Plan Benefits		PMLI Benefits
	2011	2010	2011	2010
Components of net periodic benefit cost:
Service cost	$737	$696	$56	$45
Interest cost	1,956	1,950	142	113
Expected return on plan assets	(1,857)	(1,566)	—	—
Recognized actuarial loss	441	364	82	11
Amortization of prior service cost	155	155	—	—
Net periodic benefit cost	$1,432	$1,599	$280	$169
Other changes recognized in other comprehensive loss:
Net loss arising during period	$4,958	$894	$736	$62
Amortization of prior service cost	(155)	(155)	—	—
Amortization of loss	(441)	(364)	(82)	(11)
Total recognized in other comprehensive loss	$4,362	$375	$654	$51
Estimated amounts that will be amortized from accumulated other comprehensive loss over the next year:
Amortization of prior service cost	$155	$155	$—	$—
Amortization of net loss	804	394	73	17
Weighted average assumptions to determine benefit obligations:
Discount rate	4.50%	5.20%	4.40%	5.00%
Rate of compensation increase	N/A	N/A	N/A	N/A
Measurement date	December 31	December 31	December 31	December 31
Weighted average assumptions to determine net cost:
Discount rate	5.20%	5.70%	5.00%	5.60%
Expected long-term rate of return on plan assets during fiscal year	7.25%	7.25%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A
Assumed healthcare cost trend rates:
Initial health care cost trend rate			8.40%	8.70%
Ultimate rate			4.50%	4.50%
Year ultimate rate is reached			2028	2028

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Employee Benefit Plans  – (continued)

The Gas Company’s overall investment strategy is to achieve a mix of approximately 65% of investments in equities for long-term growth and 35% in fixed income securities for asset allocation purposes as well as near-term needs. The Gas Company has instructed the trustee, the investment manager, to maintain the allocation of the DB Plan’s assets between equity mutual fund securities and fixed income mutual fund securities within the pre-approved parameters set by the management of The Gas Company. The DB Plan weighted average asset allocation at December 31, 2011 and 2010 was:

	2011	2010
Equity instruments	65%	65%
Fixed income securities	34%	34%
Cash	1%	1%
Total	100%	100%

The expected return on plan assets of 7.25% was estimated based on the allocation of assets and management’s expectations regarding future performance of the investments held in the investment portfolio. The asset allocations of The Gas Company’s pension benefits as of December 31, 2011 measurement date were as follows ($ in thousands):

	Fair Value Measurements at December 31, 2011 Pension Benefits – Plan Assets
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category:
Cash and money market	$343	$23	$320	$—
Equity securities:
U.S. large-cap blend(1)	13,937	13,937	—	—
International large-cap blend(2)	3,298	3,298	—	—
Fixed income securities:
Intermediate term corporate bonds(3)	9,119	9,119	—	—
Total	$26,697	$26,377	$320	$—

(1)	This fund seeks to track the performance of the MSCI U.S. Broad Market Index, which consists of all the U.S. common stocks traded regularly on the New York Stock Exchange and the Nasdaq over-the counter market.
(2)	This fund seeks to track the performance of a benchmark index that measures the investment return of stocks issued by companies located in developed and emerging international economies (non-U.S.).
(3)	This fund is designed to provide broad exposure to U.S. investment grade bonds, investing about 30% in corporate bonds and 70% in U.S. government bonds of all maturities (short, intermediate, and long-term issues).

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Employee Benefit Plans  – (continued)

The discount rates of 4.50% and 4.40% for the DB Plan and PMLI Plan, respectively, were based on high quality corporate bond rates that approximate the expected settlement of obligations. The estimated future benefit payments for the next ten years are as follows ($ in thousands):

	DB Plans Benefits	PMLI Benefits
2012	$2,250	$283
2013	2,386	308
2014	2,497	220
2015	2,547	247
2016	2,591	231
Thereafter	13,538	1,125
Total	$25,809	$2,414

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

Arbitration Proceeding Between MIC and Co-investor in IMTT

MIC has been unable to resolve the dispute with the co-owner of IMTT regarding distributions, despite efforts to do so in accordance with the Shareholders’ Agreement. Accordingly, on April 18, 2011, MIC initiated formal arbitration proceedings with the Voting Trust of IMTT Holdings Inc. (“Voting Trust”) and IMTT Holdings Inc. under the auspices of the American Arbitration Association, as provided under the Shareholders’ Agreement. MIC believes the Voting Trust’s defenses and claims in the arbitration are without merit. MIC currently expects a decision by the arbitrators in the first quarter of 2012, or soon after.

IMTT is named as a respondent because under the Shareholders’ Agreement it is responsible for any monetary damages resulting from a breach of the Shareholders’ Agreement by the Voting Trust. MIC is seeking payment of distributions due for the quarter ended December 31, 2010 and subsequent periods, or appropriate damages as a result of the nonpayment of distributions, an order covering future periods and other non-monetary relief that is designed to minimize the risk of future disputes. MIC is concerned that, until the issues in the arbitration have been finally resolved, IMTT’s senior management (which includes members and beneficiaries of the Voting Trust) will continue to make operational decisions that are influenced by the context of the arbitration. MIC expects that this will be resolved through the arbitration.

Except noted above, there are no material legal proceedings pending other than ordinary routine litigation incidental to the Company’s businesses.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Quarterly Data (Unaudited)

The data shown below relates to the Company’s continuing operations and includes all adjustments which the Company considers necessary for a fair presentation of such amounts ($ in thousands).

	Operating Revenue			Operating Income (Loss)			Net Income (Loss)
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Quarter ended:
March 31	$239,871	$201,304	$167,496	$24,296	$22,476	$(26,748)	$10,858	$(5,465)	$(46,435)
June 30	247,187	204,692	163,408	12,142	20,604	(39,433)	(3,915)	400	(26,838)
September 30	251,578	213,298	185,562	25,640	26,781	22,095	9,504	8,976	(16,716)
December 31	250,155	221,497	193,610	25,102	6,240	17,028	12,441	6,095	(18,695)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
	($ in Thousands)
Allowance for Doubtful Accounts
For the Year Ended December 31, 2009	$2,141	$3,401	$(3,913)	$1,629
For the Year Ended December 31, 2010	1,629	483	(1,499)	613
For the Year Ended December 31, 2011	613	517	(685)	445

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Management’s Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2011. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Management used the framework set forth in the report entitled “Internal Control-Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (referred to as “COSO”) to evaluate the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. As a result of its evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011 based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their report appearing on page 150, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.

(c) Attestation Report of Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Macquarie Infrastructure Company LLC:

We have audited Macquarie Infrastructure Company LLC’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Macquarie Infrastructure Company LLC’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Macquarie Infrastructure Company LLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Macquarie Infrastructure Company LLC and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 22, 2012 expressed an unqualified opinion on those consolidated financial statements.

As discussed in Note 2 to the consolidated financial statements, the Company has changed the presentation of comprehensive income (loss) due to the adoption of ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, and has changed its method of accounting for testing goodwill for impairment due to the adoption of ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, in 2011.

/s/ KPMG LLP
Dallas, Texas
February 22, 2012

(d) Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) was identified in connection with the evaluation described in (b) above during the fiscal quarter ended December 31, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company will furnish to the Securities and Exchange Commission a definitive proxy statement not later than 120 days after the end of the fiscal year ended December 31, 2011.

The information required by this Item 10 is included under the captions “Election of Directors”, “Governance Information” and “Section 16(A) Beneficial Ownership Reporting Compliance” in our proxy statement for our 2012 annual meeting of shareholders and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is included under the captions “Director Compensation”, “Compensation Discussion and Analysis”, “Executive Compensation”, “Governance Information” and “Compensation Committee Report” in our proxy statement for our 2012 annual meeting of shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The table below sets forth information with respect to LLC interests authorized for issuance as of December 31, 2011:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Under Column (a)) (c)
Equity compensation plans approved by securityholders(1)	23,134	$—		(1)
Equity compensation plans not approved by securityholders	—	—	—
Total	23,134	$—		(1)

(1)	Information represents number of LLC interests issuable upon the vesting of director stock units pursuant to our independent directors’ equity plan, which was approved and became effective in December 2004. Under the plan, each independent director elected at our annual meeting of shareholders is entitled to receive a number of director stock units equal to $150,000 divided by the average closing sale price of the stock during the 10-day period immediately preceding our annual meeting. The units vest on the day prior to the following year’s annual meeting. We granted 5,975 restricted stock units to each of our independent directors elected at our 2011 annual shareholders’ meeting based on the average closing price per share over a 10-day period of $25.10. In addition, effective August 12, 2011, we elected a new independent director and we granted 5,209 restricted stock units calculated on a pro rata basis from the date of election and the average closing sale price of the stock during the 10-day period immediately preceding the date of election. We have 442,635 LLC interests reserved for future issuance under the plan.

The remaining information required by this Item 12 is included under the caption “Share Ownership of Directors, Executive Officers and Principal Shareholders” in our proxy statement for our 2012 annual meeting of shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is included under the caption “Certain Relationships and Related Party Transactions” and “Governance Information” in our proxy statement for our 2012 annual meeting of shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included under the caption “Ratification of Selection of Independent Auditor” in our proxy statement for our 2012 annual meeting of shareholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The consolidated financial statements in Part II, Item 8, and schedule listed in the accompanying exhibit index are filed as part of this report.

Exhibits

The exhibits listed on the accompanying exhibit index are filed as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Macquarie Infrastructure Company LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2012.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Macquarie Infrastructure Company LLC and in the capacities indicated on the 22nd day of February 2012.

Signature	Title
/s/ James Hooke James Hooke	Chief Executive Officer (Principal Executive Officer)
/s/ Todd Weintraub Todd Weintraub	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ John Roberts John Roberts	Chairman of the Board of Directors
/s/ Norman H. Brown, Jr. Norman H. Brown, Jr.	Director
/s/ George W. Carmany III George W. Carmany III	Director
/s/ William H. Webb William H. Webb	Director
/s/ Henry E. Lentz Henry E. Lentz	Director

EXHIBIT INDEX

2.1	Asset Purchase Agreement, dated as of April 29, 2010 between PCAA Parent, LLC, its subsidiaries listed on the signature pages thereto and Commercial Finance Services 2907 Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s June 30, 2010 Quarterly Report on Form 10-Q)
2.2	Purchase Agreement by and among Macquarie Infrastructure Company Inc., John Hancock Life Insurance Company, and John Hancock Life Insurance Company (U.S.A.), dated as of November 20, 2009 (the “Thermal Chicago Agreement”) (incorporated by reference to Exhibit 2.2 of the Registrant’s 2009 Annual Report on Form 10-K)
2.3	Amendment to Purchase Agreement, dated as of December 21, 2009, regarding the Thermal Chicago Agreement (incorporated by reference to Exhibit 2.3 of the Registrant’s 2009 Annual Report on Form 10-K)
3.1	Third Amended and Restated Operating Agreement of Macquarie Infrastructure Company LLC (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2007 (the “June 22, 2007 8-K”))
3.2	Amended and Restated Certificate of Formation of Macquarie Infrastructure Assets LLC (incorporated by reference to Exhibit 3.8 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-116244) (“Amendment No. 2”)
4.1	Specimen certificate evidencing LLC interests of Macquarie Infrastructure Company LLC (incorporated by reference to Exhibit 4.1 of the Registrant’s 2009 Annual Report on Form 10-K)
10.1	Amended and Restated Management Services Agreement, dated as of June 22, 2007, among Macquarie Infrastructure Company LLC, Macquarie Infrastructure Company Inc., Macquarie Yorkshire LLC, South East Water LLC, Communications Infrastructure LLC and Macquarie Infrastructure Management (USA) Inc. (incorporated by reference to Exhibit 10.1 of the June 22, 2007 8-K)
10.2	Amendment No. 1 to the Amended and Restated Management Services Agreement, dated as of February 7, 2008, among Macquarie Infrastructure Company LLC, Macquarie Infrastructure Company Inc., Macquarie Yorkshire LLC, South East Water LLC, Communications Infrastructure LLC and Macquarie Infrastructure Management (USA) Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Annual Report”))
10.3	Registration Rights Agreement among Macquarie Infrastructure Company Trust, Macquarie Infrastructure Company LLC and Macquarie Infrastructure Management (USA) Inc., dated as of December 21, 2004 (incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 27, 2004)
10.4	Macquarie Infrastructure Company LLC — Independent Directors Equity Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

10.5	District Cooling System Use Agreement, dated as of October 1, 1994, between the City of Chicago, Illinois and MDE Thermal Technologies, Inc., as amended on June 1, 1995, July 15, 1995, February 1, 1996, April 1, 1996, October 1, 1996, November 7, 1996, January 15, 1997, May 1, 1997, August 1, 1997, October 1, 1997, March 12, 1998, June 1, 1998, October 8, 1998, April 21, 1999, March 1, 2000, March 15, 2000, June 1, 2000, August 1, 2001, November 1, 2001, June 1, 2002, and June 30, 2004 (incorporated by reference to Exhibit 10.25 of Amendment No. 2)
10.6	Twenty-Third Amendment to the District Cooling System Use Agreement, dated as of November 1, 2005, by and between the City of Chicago and Thermal Chicago Corporation (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the “June 2006 Quarterly Report”))

10.7	Twenty-Fourth Amendment to District Cooling System Use Agreement, dated as of November 1, 2006, by and between the City of Chicago, Illinois and MDE Thermal Technologies, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the “March 2007 Quarterly Report”))
10.8	Twenty-Fifth Amendment to District Cooling System Use Agreement, dated as of October 1, 2008, by and between the City of Chicago, Illinois and Thermal Chicago Corporation (incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 10-K Report”))
10.9	Twenty-Sixth Amendment to District Cooling System Use Agreement, dated as of October 18, 2011, by and between the City of Chicago, Illinois and MDE Thermal Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (the “September 2011 Quarterly Report”))
10.10	Loan Agreement, dated as of September 21, 2007, among Macquarie District Energy, Inc., the Lenders defined therein, Dresdner Bank AG New York Branch, as administrative agent and LaSalle Bank National Association, as issuing bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 27, 2007).
10.11	Amendment Number One to Loan Agreement, dated as of December 21, 2007, among Macquarie District Energy, Inc., the several banks and other financial institutions signatories hereto, LaSalle Bank National Association, as Issuing Bank and Dresdner Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.11 to the Registrant’s 2007 Annual Report)
10.12	Amendment Number Two to Loan Agreement, dated as of February 22, 2008, among Macquarie District Energy, Inc., the several banks and other financial institutions signatories thereto; LaSalle Bank National Association, as Issuing Bank and Dresdner Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.12 to the Registrant’s 2007 Annual Report)
10.13	Shareholder’s Agreement, dated April 14, 2006, between Macquarie Terminal Holdings LLC, IMTT Holdings Inc., the Current Shareholders and the Current Beneficial Owners named therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on April 17, 2006)
10.14	Letter Agreement, dated January 23, 2007, between Macquarie Terminal Holdings LLC, IMTT Holdings Inc., the Current Shareholders and the Current Beneficial Owners named therein (incorporated by reference to Exhibit 10.10 to the Registrant’s 2006 Annual Report)
10.15	Letter Agreement entered into as of June 20, 2007 among IMTT Holdings Inc. (IMTT Holdings), Macquarie Terminal Holdings LLC and the Current Beneficial Shareholders of IMTT Holdings, amending the Shareholders Agreement dated April 14, 2006 (as amended) between IMTT Holdings and the Shareholders thereof (incorporated by reference to Exhibit 10.5 to the June 2007 Quarterly Report)
10.16	Letter Agreement, dated as of July 30, 2007, among IMTT Holdings Inc. (IMTT), Macquarie Terminal Holdings LLC and the other current beneficial shareholders of IMTT amending the Shareholders Agreement dated April 14, 2006 (as amended) between the same parties (incorporated by reference to Exhibit 10.6 to the June 2007 Quarterly Report)
10.17	Loan Agreement, dated as of September 27, 2007, among Atlantic Aviation FBO Inc., the Lenders, as defined therein, and Depfa Bank plc, as Administrative Agent, and Amendments No. 1 and No. 2 thereto (incorporated by reference to Exhibit 10.1 of the September 2007 Quarterly Report)
10.18	Waiver and Amendment Number Three to Loan Agreement, dated as of November 30, 2007, among Atlantic Aviation FBO Inc., the several banks and other financial institutions signatories thereto and Depfa Bank plc, as Administrative Agent (incorporated by reference to Exhibit 10.19 to the Registrant’s 2007 Annual Report)

10.19	Waiver and Amendment Number Four to Loan Agreement, dated as of December 27, 2007, among Atlantic Aviation FBO INC. and the several banks and other financial institutions signatories thereto (incorporated by reference to Exhibit 10.20 to the Registrant’s 2007 Annual Report)
10.20	Consent and Amendment Number Five to Loan Agreement, dated as of January 31, 2008, among Atlantic Aviation FBO INC., Atlantic Aviation FBO Holdings LLC (formerly known as Macquarie FBO Holdings LLC) and the several banks and other financial institutions signatories thereto (incorporated by reference to Exhibit 10.21 to the Registrant’s 2007 Annual Report)
10.21	Amendment Number Six to Loan Agreement, dated as of February 25, 2009, among Atlantic Aviation FBO Inc and the bank or banks and other financial institutions signatories thereto (incorporated by reference to Exhibit 10.29 to the 2009 10-K Report)
10.22	Amended and Restated Loan Agreement, dated as of June 7, 2006, among HGC Holdings LLC, Macquarie Gas Holdings LLC, the Lenders named herein and Dresdner Bank AG London Branch (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on June 12, 2006)
10.23	Amended and Restated Loan Agreement, dated as of June 7, 2006, among The Gas Company LLC, Macquarie Gas Holdings LLC, the Lenders defined therein and Dresdner Bank AG London Branch (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on June 12, 2006)
10.24	Letter Amendment, dated August 18, 2006, amending the Amended and Restated Loan Agreement dated as of June 7, 2006, among HGC Holdings LLC, Macquarie Gas Holdings LLC, the Lenders named herein and Dresdner Bank AG London Branch and the Amended and Restated Loan Agreement, dated as of June 7, 2006, among The Gas Company LLC, Macquarie Gas Holdings LLC, the Lenders defined therein and Dresdner Bank AG London Branch (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (the “June 2008 Quarterly Report”))
10.25	Amendment Number Two to Amended and Restated Loan Agreement, dated as of July 16, 2008, among The Gas Company, LLC, Macquarie Gas Holdings LLC, the several banks and other financial institutions signatories hereto and Dresdner Bank AG Niederlassung Luxemburg (successor administrative agent to Dresdner Bank AG London Branch) (incorporated by reference to Exhibit 10.2 of the June 2008 Quarterly Report)
10.26	Loan Agreement, dated as of December 1, 2010 between Louisiana Public Facilities Authority, as issuer, IMTT Finco, LLC., and Wells Fargo Bank National Association, as trustee (incorporated by reference to Exhibit 10.27 of the Registrant’s 2010 Annual Report on Form 10-K)
10.27	Loan Agreement, dated as of November 1, 2010 between Louisiana Public Facilities Authority, as issuer, IMTT Finco, LLC., and Wells Fargo Bank National Association, as trustee (incorporated by reference to Exhibit 10.28 of the Registrant’s 2010 Annual Report on Form 10-K)
10.28	Loan Agreement, dated as of August 1, 2010 between Louisiana Public Facilities Authority, as issuer, IMTT Finco, LLC., and US Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2010)
10.29	Second Amendment to Revolving Credit Agreement, dated as of June 18, 2010, by and among International-Matex Tank Terminals and IMTT-Bayonne as US Borrowers, IMTT-QUEBEC INC. IMTT and IMTT-NTL, LTD., as Canadian Borrowers, the several banks and other financial institutions, party and hereto, as Lenders, SunTrust Bank, in its capacity as administrative agent for the Lenders, the US issuing bank, as swingline lender, and Royal Bank of Canada, as Canadian funding agent for the Canadian Lenders and as the Canadian issuing bank and the Amended and Restated Revolving Credit Agreement, dated June 18, 2010, among the several banks and other financial institutions party thereto, Suntrust Robinson Humphrey, Inc. and Regions Capital Markets, as Joint Lead Arrangers and the U.S. Borrowers and Canadian Borrowers (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 10-Q for the quarter ended June 30, 2010)

21.1*	Subsidiaries of the Registrant
23.1*	Consent of KPMG LLP
23.2*	Consent of KPMG LLP (IMTT)
24.1*	Powers of Attorney (included in signature pages)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
99.1*	Consolidated Financial Statements for IMTT Holdings Inc., for the Years Ended December 31, 2011 and December 31, 2010
101.0***	The following materials from the Annual Report on Form 10-K of Macquarie Infrastructure Company LLC for the year ended December, 2011, filed on February 22, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statements of Members’ Equity for the years ended December 31, 2011, 2010 and 2009, (v) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009 and (iv) the Notes to Consolidated Financial Statements.

*	Filed herewith.
**	A signed original of this written statement required by Section 906 has been provided to Macquarie Infrastructure Company LLC and will be retained by Macquarie Infrastructure Company LLC and furnished to the Securities and Exchange Commission or its staff upon request.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Macquarie Infrastructure Company LLC:

We consent to the incorporation by reference in the registration statement (No. 333-144016) on Form S-8 and the registration statement (No. 333-138010) on Form S-3 of Macquarie Infrastructure Company LLC of our reports dated February 22, 2012 with respect to the consolidated balance sheets of Macquarie Infrastructure Company LLC as of December 31, 2011 and 2010, and the related consolidated statements of operations, consolidated statements comprehensive income (loss), consolidated statements of members’ equity, and consolidated statements of cash flows for the years ended December 31, 2011, 2010, and 2009 and the related financial statement schedule, and the effectiveness of internal controls over financial reporting as of December 31, 2011 which reports appear in the December 31, 2011 annual report on Form 10-K of Macquarie Infrastructure Company LLC. Our report refers to the adoption of ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, and ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, in 2011.

/s/ KPMG LLP

Dallas, Texas
February 22, 2012

Exhibit 23.2

INDEPENDENT AUDITOR’S CONSENT

The Board of Directors
Macquarie Infrastructure Company LLC:

We consent to the incorporation by reference in the registration statement (No. 333-144016) on Form S-8 and the registration statement (No. 333-138010) on Form S-3 of Macquarie Infrastructure Company LLC of our report dated February 16, 2012 with respect to the consolidated balance sheets of IMTT Holdings Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, comprehensive income and cash flows for the years then ended, which report appears in the Form 10-K of Macquarie Infrastructure Company LLC.

/s/ KPMG LLP

New Orleans, Louisiana
February 16, 2012

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO RULE 13a-14(a)/15d-14(a)

I, James Hooke, certify that:

1.	I have reviewed this annual report on Form 10-K of Macquarie Infrastructure Company LLC (the “registrant”);
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and
b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and
c.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d.	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):
a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: February 22, 2012
By: /s/ James Hooke James Hooke Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO RULE 13a-14(a)/15d-14(a)

I, Todd Weintraub, certify that:

1.	I have reviewed this annual report on Form 10-K of Macquarie Infrastructure Company LLC (the “registrant”);
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and
b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and
c.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d.	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):
a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: February 22, 2012
By: /s/ Todd Weintraub Todd Weintraub Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Macquarie Infrastructure Company LLC (the “Company”) on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James Hooke, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /s/ James Hooke James Hooke Chief Executive Officer February 22, 2012

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Macquarie Infrastructure Company LLC (the “Company”) on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Todd Weintraub, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /s/ Todd Weintraub Todd Weintraub Chief Financial Officer February 22, 2012

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.