Form 10-Q
period 2012-03-31
Macquarie Infrastructure CO LLC
filed 2012-05-02
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

There were 46,474,212 limited liability company interests without par value outstanding at May 1, 2012.

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

PART I

FINANCIAL INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Macquarie Infrastructure Company LLC should be read in conjunction with the consolidated condensed financial statements and the notes to those statements included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify such forward-looking statements. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Unless required by law, we can undertake no obligation to update forward-looking statements. Readers should also carefully review the risk factors set forth in other reports and documents filed from time to time with the SEC.

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

Overview

In analyzing the financial condition and results of operations of our businesses, we focus primarily on cash generation generally, and our ability to distribute cash to shareholders in particular. The ability of our businesses to generate cash, broadly, is tied to their ability to effectively manage the volume of products/services sold and the margin earned on those sales. Offsetting these are required payments on debt facilities, taxes and capital expenditures necessary to maintain the productivity of the fixed assets of the businesses, among others.

At IMTT, we focus on the amount of storage under contract and the rates at which that storage is leased to third parties and on making appropriate expenditures in maintaining fixed assets of the business. Management of IMTT believes that the average rate on all storage contracts will be modestly higher in 2012 compared with 2011. Storage utilization is expected to be consistent with 2011, with certain larger tanks to be removed from service for cleaning and inspection later in the year.

At The Gas Company, our focus is on the number of customers served by each of the utility and non-utility portions of the business, and in the case of the non-utility portion, the margins achieved on sales of gas as well. The Gas Company has an active marketing program that seeks to develop new customers throughout Hawaii. We periodically pursue rate cases that allow for adjustment of the rates in the utility portion of the business, although we do not intend to pursue any significant rate case in 2012. The pricing of non-utility gas will be adjusted to reflect changes in the cost of the product and the costs associated with delivering it to customers.

At District Energy, we focus on attracting and maintaining relationships with building owners and managers such that they choose to install or continue to use the business’ cooling services. Absent a resurgence in new construction in downtown Chicago, we expect District Energy to produce financial results consistent with prior years’ although full year results remain subject to slight variation based on the extent to which the temperatures and humidity in Chicago are above or below historic norms.

At Atlantic Aviation, our focus is on attracting and maintaining relationships with general aviation aircraft owners and pilots such that they are incentivized to use our FBOs. General aviation activity has improved since the first quarter of 2009. However, forecasting flight activity levels remains difficult. Nonetheless, we believe that flight activity levels will continue to increase in 2012, subject to continued economic recovery in the United States.

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

Improvement in general aviation activity levels have resulted in improvement in the operating performance of Atlantic Aviation. Atlantic Aviation is generating a substantial amount of cash; however a significant portion of that cash will be used to reduce Atlantic Aviation’s indebtedness. Those repayments are expected to enhance the terms on which we may be able to refinance this debt prior to its maturity in 2014.

Arbitration Proceeding Between MIC and Co-investor in IMTT

On April 18, 2011, MIC initiated formal arbitration proceedings with the Voting Trust of IMTT Holdings Inc. (“Voting Trust”) and IMTT Holdings Inc. under the auspices of the American Arbitration Association, as provided under the Shareholders’ Agreement, with respect to a dispute with the co-owner of IMTT regarding distributions. IMTT was named as a respondent because under the Shareholders’ Agreement it is responsible for any monetary damages resulting from a breach of the Shareholders’ Agreement by the Voting Trust. On March 29, 2012, the arbitration proceeding concluded with an award in MIC’s favor. The arbitration panel directed IMTT to pay a dividend in the amount of $221.2 million ($110.6 million to each of MIC and its co-investor) as the total dividend through December 31, 2011. The arbitration panel also denied all of the Voting Trust’s counterclaims and directed the parties to comply with certain corporate governance recommendations, including, among others, the retention of independent counsel to advise the Board of Directors of IMTT with respect to the rights, duties and obligations of its members under Delaware law. On April 1, 2012, MIC filed a complaint in Delaware Chancery Court to confirm the arbitration award.

Dividends

Since January 1, 2011, MIC has paid or declared the following dividends:

Declared	Period Covered	$ per LLC Interest	Record Date	Payable Date
April 30, 2012	First quarter 2012	$0.20	May 14, 2012	May 17, 2012
February 1, 2012	Fourth quarter 2011	$0.20	March 5, 2012	March 8, 2012
October 31, 2011	Third quarter 2011	$0.20	November 14, 2011	November 17, 2011
August 1, 2011	Second quarter 2011	$0.20	August 15, 2011	August 18, 2011
May 2, 2011	First quarter 2011	$0.20	May 11, 2011	May 18, 2011

In the previously disclosed arbitration between ourselves and our co-investor in IMTT, the panel issued its decision and award on the last business day of the first quarter of 2012. As a result, the entire amount of the award ($221.2 million) has been recorded as a current liability on the books of IMTT and as a receivable on MIC’s books to the extent of its 50% interest ($110.6 million). In determining the amount of the dividend for the quarter ended March 31, 2012, we were not able to consider the award nor the distribution from IMTT for the first quarter ended March 31, 2012 calculable in accordance with the Shareholder’s Agreement and guidance provided by the decision and the award as to how the Shareholder’s Agreement should be interpreted.

On April 1, 2012, we filed a complaint in Delaware state court seeking to confirm the award. The Voting Trust has not challenged the confirmation proceedings, but has until May 24, 2012 to answer MIC’s complaint. In addition, our co-investor has until the end of June to file a motion to vacate the award. If the award is confirmed in Delaware state court, MIC will then be able to enforce the judgment through separate court proceedings, which could take six months or longer to complete.

We remain confident in our position and our firm belief that we will receive the $110.6 million. Accordingly, our Board is comfortable expressing its intent to raise the MIC dividend to at least $0.50 per share per quarter (or $2.00 per share per year) from the current $0.20 per share per quarter (or $0.80 per share per year) following compliance with the award, and further expects to increase the dividend if cash flows allow. The precise timing and amount of any future dividend, including an increase resulting from the receipt of the arbitration award proceeds, will depend on the continued stable performance of the Company’s businesses, the economic conditions prevailing at the time of any authorization, the timing of our receipt of cash dividends from IMTT in satisfaction of the award, and compliance by our co-investor with the dividend provisions of the IMTT Shareholders’ Agreement in the future.

This desire to increase the dividend is consistent with the our Board’s past practice of paying substantially all of the available cash generated by our businesses to our shareholders in the form of a quarterly cash dividend. Upon receipt, MIC expects to distribute proceeds of the arbitration in an amount that approximates the distribution of a substantial portion of the cash generated by our businesses, while the cash flows from Atlantic Aviation and District Energy will be applied to reduce the debt of those businesses.

At $0.50 per share per quarter, the dividend would approximate 70% of the proportionately combined free cash flow generated by our businesses in 2011 including an assumption that all base management fees had been paid in cash. Upon a successful refinancing of Atlantic Aviation, our Board will consider increasing the proportion of distributable free cash flow being paid to our shareholders each quarter.

Tax Treatment of Dividends

We expect that dividends paid in 2012 are likely to be characterized in part as a dividend and in part as a return of capital for tax purposes. Shareholders would include in their taxable income that portion which is characterized as a dividend. We anticipate that any portion that is characterized as a dividend for U.S. federal income tax purposes will be eligible for treatment as qualified dividend income, subject to the shareholder having met the holding period requirements as defined by the Internal Revenue Code. Any portion that is characterized as a return of capital for tax purposes would generally not be includable in the shareholder’s taxable income but would reduce the shareholder’s basis in the shares on which the dividend was paid. Dividends characterized as a return of capital in excess of a shareholder’s tax basis may result in a capital gain. Holders of MIC LLC interests are encouraged to seek their own tax advice with regards to their investment in MIC.

Income Taxes

We file a consolidated federal income tax return that includes the taxable income of The Gas Company and Atlantic Aviation. IMTT and District Energy file separate federal income tax returns. Distributions from IMTT and District Energy may be characterized as non-taxable returns of capital and reduce our tax basis in these businesses, or as a taxable dividend. We will include in our taxable income the dividend portion of any distributions, which are eligible for the 80% dividends received deduction. We also receive and include in taxable income interest income from District Energy on intercompany debt.

As a result of having federal net operating loss, or NOL, carryforwards, we do not expect to have a consolidated regular federal income tax liability or make regular federal tax payments at least through the 2013 tax year. However, we expect to pay an Alternative Minimum Tax of approximately $700,000 for 2012. We expect that the Alternative Minimum Tax paid for 2012 will be available as a credit against regular federal income taxes in the future. The cash state and local taxes paid by our individual businesses are discussed in the sections entitled “Income Taxes” for each of these businesses.

Pursuant to the tax sharing agreements, the individual businesses included in our consolidated federal income tax return pay MIC an amount approximately equal to the federal income taxes each would have paid on a standalone basis if they were not part of the MIC consolidated federal income tax return.

Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010

In December 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (the “Act”) was signed. The Act provides for 100% tax depreciation for certain fixed assets placed in service after September 8, 2010 and before January 1, 2012, and 50% tax depreciation for certain fixed assets placed in service during 2012 for federal income tax purposes. Generally, states do not allow this tax depreciation deduction in determining state taxable income. Importantly, Illinois and Louisiana, two states in which we have significant operations, do permit the use of federal tax depreciation deductions in calculating state taxable income. The Company took and will take into consideration the benefits of these accelerated depreciation provisions of the Act when evaluating capital expenditure plans for 2012.

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

Results of Operations

Consolidated

Key Factors Affecting Operating Results:

•	strong performance from our energy-related businesses reflecting:
•	an increase in average storage rates and capacity utilization at IMTT;
•	an increase in non-utility contribution margin at The Gas Company;
•	an increase in spill response activity at IMTT; and
•	an increase in consumption gross profit at District Energy.
•	improved contribution from Atlantic Aviation reflecting:
•	increased volume of general aviation fuel sold;
•	lower interest expense; and
•	lower selling, general and administrative expenses; partially offset by
•	reduced de-icing revenue.

Results of Operations: Consolidated – (continued)

Our consolidated results of operations are as follows:

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2012	2011	$	%
	($ In Thousands) (Unaudited)
Revenue
Revenue from product sales	$172,954	$153,064	19,890	13.0
Revenue from product sales – utility	38,314	34,273	4,041	11.8
Service revenue	52,409	51,247	1,162	2.3
Financing and equipment lease income	1,179	1,287	(108)	(8.4)
Total revenue	264,856	239,871	24,985	10.4
Costs and expenses
Cost of product sales	119,381	105,325	(14,056)	(13.3)
Cost of product sales – utility	32,172	26,865	(5,307)	(19.8)
Cost of services	12,661	12,154	(507)	(4.2)
Gross profit	100,642	95,527	5,115	5.4
Selling, general and administrative	55,263	51,670	(3,593)	(7.0)
Fees to manager-related party	4,995	3,632	(1,363)	(37.5)
Depreciation	7,551	7,210	(341)	(4.7)
Amortization of intangibles	8,546	8,719	173	2.0
Total operating expenses	76,355	71,231	(5,124)	(7.2)
Operating income	24,287	24,296	(9)	—
Other income (expense)
Interest income	2	4	(2)	(50.0)
Interest expense(1)	(13,007)	(14,469)	1,462	10.1
Equity in earnings and amortization charges of investee	9,501	8,362	1,139	13.6
Other expense, net	(52)	(349)	297	85.1
Net income before income taxes	20,731	17,844	2,887	16.2
Provision for income taxes	(6,521)	(6,986)	465	6.7
Net income	$14,210	$10,858	3,352	30.9
Less: net income (loss) attributable to noncontrolling interests	118	(307)	(425)	(138.4)
Net income attributable to MIC LLC	$14,092	$11,165	2,927	26.2

(1)	Interest expense includes non-cash gains on derivative instruments of $5.6 million and $5.5 million for the quarters ended March 31, 2012 and 2011, respectively.

Gross Profit

Consolidated gross profit increased reflecting improved results in the non-utility business at The Gas Company, fuel gross profit at Atlantic Aviation and at District Energy, partially offset by decreases in non-fuel gross profit at Atlantic Aviation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased during the quarter ended March 31, 2012 primarily due to legal costs at the holding company corporate level, most significantly those incurred in the arbitration proceedings between MIC and its IMTT co-investor. Selling, general and administrative expenses were also higher at The Gas Company, partially offset by decreases at Atlantic Aviation.

Fees to Manager

Base management fees to our Manager increased in line with our increased market capitalization. Our Manager elected to reinvest its first quarter of 2012 base management fee of $5.0 million in additional LLC interests. These LLC interests will be issued during the second quarter of 2012. Our Manager had elected to reinvest its first quarter of 2011 base management fee of $3.6 million in additional LLC interests and 144,742 LLC interests were issued to our Manager on June 6, 2011.

Results of Operations: Consolidated – (continued)

Interest Expense and Gains on Derivative Instruments

Interest expense includes non-cash gains on derivative instruments of $5.6 million and $5.5 million for the quarters ended March 31, 2012 and 2011, respectively. Non-cash gains on derivatives recorded in interest expense are attributable to the change in fair value of interest rate swaps and includes the reclassification of amounts from accumulated other comprehensive loss into earnings. Excluding the portion related to non-cash gains on derivatives, interest expense decreased primarily due to a lower principal balance at Atlantic Aviation.

Equity in Earnings and Amortization Charges of Investee

The increase in equity in the earnings reflects our share of the net income of IMTT. IMTT’s net income increased as a result of improvements in operating results, partially offset by a decrease in non-cash derivative gains for the quarter ended March 31, 2012 as compared with the quarter ended March 31, 2011.

Income Taxes

For 2012, we expect that any consolidated taxable income will be fully offset by our NOL carryforwards. At December 31, 2011, our federal NOL balance was $135.2 million. This balance excludes the NOL carryforwards of District Energy (see District Energy — Income Taxes below). For 2012, we expect to pay a federal Alternative Minimum Tax of approximately $700,000.

As we own less than 80% of IMTT and District Energy, these businesses are not included in our consolidated federal tax return. These businesses file separate federal income tax returns. We expect that dividends from District Energy in 2012 will be treated as taxable dividends and qualify for the 80% Dividends Received Deduction. With respect to IMTT, we expect that no more than $26.0 million of distributions received will be taxable as a dividend, with the balance being a return of capital.

As of March 31, 2012, our projected full year federal and state income taxes will be approximately 31.45% of net income before taxes. Accordingly, our provision for income taxes for the quarter ended March 31, 2012 is approximately $6.5 million, of which $1.1 million is for state and local income taxes. The difference between our effective tax rate and the U.S. federal statutory rate of 35% is primarily attributable to state and local income taxes and adjustments for our less than 80% owned businesses.

Valuation allowance:

From the date of sale of the noncontrolling interest in District Energy and onwards, we evaluate the need for a valuation allowance against our deferred tax assets without taking into consideration the deferred tax liabilities of District Energy. As of December 31, 2011, our valuation allowance was approximately $10.5 million. In calculating our consolidated income tax provision for the quarter ended March 31, 2012, we provided for an increase in the valuation allowance of $563,000. During 2011, we increased the valuation allowance by $1.3 million for certain state NOL carryforwards.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow

We have disclosed EBITDA excluding non-cash items for our Company and each of our operating segments in Note 9, “Reportable Segments”, in our consolidated condensed financial statements, as a key performance metric relied on by management in evaluating our performance. EBITDA excluding non-cash items is defined as earnings before interest, taxes, depreciation and amortization and non-cash items, which includes impairments, derivative gains and losses and adjustments for other non-cash items reflected in the statements of operations. We believe EBITDA excluding non-cash items provides additional insight into the performance of our operating businesses relative to each other and similar businesses without regard to their capital structure, and their ability to service or reduce debt, fund capital expenditures and/or support distributions to the holding company.

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

A reconciliation of net income attributable to MIC LLC to EBITDA excluding non-cash items and EBITDA excluding non-cash items to Free Cash Flow, on a consolidated basis, is provided below:

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2012	2011	$	%
	($ In Thousands) (Unaudited)
Net income attributable to MIC LLC(1)	$14,092	$11,165
Interest expense, net(2)	13,005	14,465
Provision for income taxes	6,521	6,986
Depreciation(3)	7,551	7,210
Depreciation – cost of services(3)	1,674	1,647
Amortization of intangibles(4)	8,546	8,719
Equity in earnings and amortization charges of investee(5)	(9,501)	(8,362)
Base management fees settled/to be settled in LLC interests	4,995	3,632
Other non-cash expense, net	751	446
EBITDA excluding non-cash items	$47,634	$45,908	1,726	3.8
EBITDA excluding non-cash items	$47,634	$45,908
Interest expense, net(2)	(13,005)	(14,465)
Interest rate swap breakage fees(2)	(248)	(1,105)
Non-cash derivative gains recorded in interest expense(2)	(5,382)	(4,405)
Amortization of debt financing costs(2)	978	1,030
Equipment lease receivables, net	838	740
Provision for income taxes, net of changes in deferred taxes	(753)	(932)
Changes in working capital	(6,332)	(5,229)
Cash provided by operating activities	23,730	21,542
Changes in working capital	6,332	5,229
Maintenance capital expenditures	(3,727)	(3,162)
Free cash flow	$26,335	$23,609	2,726	11.5

(1)	Net income attributable to MIC LLC excludes net income attributable to noncontrolling interests of $118,000 and net loss attributable to noncontrolling interests of $307,000 for the quarters ended March 31, 2012 and 2011, respectively.
(2)	Interest expense, net, includes non-cash gains on derivative instruments, non-cash amortization of deferred financing fees and interest rate swap breakage fees.

Results of Operations: Consolidated – (continued)

(3)	Depreciation — cost of services includes depreciation expense for District Energy, which is reported in cost of services in our consolidated condensed statements of operations. Depreciation and Depreciation — cost of services does not include acquisition-related step-up depreciation expense of $2.0 million and $1.7 million for the quarters ended March 31, 2012 and 2011, respectively, in connection with our investment in IMTT, which is reported in equity in earnings and amortization charges of investee in our consolidated condensed statements of operations.
(4)	Amortization of intangibles does not include acquisition-related step-up amortization expense of $85,000 and $283,000 for the quarters ended March 31, 2012 and 2011, respectively, related to intangible assets in connection with our investment in IMTT, which is reported in equity in earnings and amortization charges of investee in our consolidated condensed statements of operations.
(5)	Equity in earnings and amortization charges of investee in the above table includes our 50% share of IMTT’s earnings, offset by distributions we received only up to our share of the earnings recorded.

Energy-Related Businesses

IMTT

We account for our 50% interest in IMTT under the equity method. To enable meaningful analysis of IMTT’s performance across periods, IMTT’s overall performance is discussed below, rather than IMTT’s contribution to our consolidated results.

Key Factors Affecting Operating Results:

•	terminal revenue and terminal gross profit increased principally due to an increase in average tank rental rates and higher utilization; and
•	an increase in environmental response service revenue and gross profit, principally due to a higher level of spill response activity.

	Quarter Ended March 31,
	2012	2011	Change Favorable/(Unfavorable)
	$	$	$	%
	($ In Thousands) (Unaudited)
Revenue
Terminal revenue	111,617	106,015	5,602	5.3
Environmental response revenue	6,387	4,816	1,571	32.6
Total revenue	118,004	110,831	7,173	6.5
Costs and expenses
Terminal operating costs	46,472	46,049	(423)	(0.9)
Environmental response operating costs	5,156	4,731	(425)	(9.0)
Total operating costs	51,628	50,780	(848)	(1.7)
Terminal gross profit	65,145	59,966	5,179	8.6
Environmental response gross profit	1,231	85	1,146	NM
Gross profit	66,376	60,051	6,325	10.5
General and administrative expenses	7,459	7,863	404	5.1
Depreciation and amortization	16,907	15,675	(1,232)	(7.9)
Operating income	42,010	36,513	5,497	15.1
Interest expense, net(1)	(6,591)	(4,683)	(1,908)	(40.7)
Other income	456	779	(323)	(41.5)
Provision for income taxes	(14,367)	(13,544)	(823)	(6.1)
Noncontrolling interest	(99)	25	(124)	NM
Net income	21,409	19,090	2,319	12.1
Reconciliation of net income to EBITDA excluding non-cash items:
Net income	21,409	19,090
Interest expense, net(1)	6,591	4,683
Provision for income taxes	14,367	13,544
Depreciation and amortization	16,907	15,675
Other non-cash expenses (income)	188	(8)
EBITDA excluding non-cash items	59,462	52,984	6,478	12.2
EBITDA excluding non-cash items	59,462	52,984
Interest expense, net(1)	(6,591)	(4,683)
Non-cash derivative gains recorded in interest expense(1)	(2,679)	(4,332)
Amortization of debt financing costs(1)	805	811
Provision for income taxes, net of changes in deferred taxes	(11,392)	(7,888)
Changes in working capital	14,173	1,632
Cash provided by operating activities	53,778	38,524
Changes in working capital	(14,173)	(1,632)
Maintenance capital expenditures	(8,118)	(8,514)
Free cash flow	31,487	28,378	3,109	11.0

NM — Not meaningful

(1)	Interest expense, net, includes non-cash gains on derivative instruments and non-cash amortization of deferred financing fees.

Energy-Related Business: IMTT – (continued)

Revenue and Gross Profit

The increase in terminal revenue primarily reflects growth in storage revenue. Storage revenue grew due to an increase in average rental rates by 5.6% for the quarter ended March 31, 2012 as compared with the quarter ended March 31, 2011. Of the 12.7 million barrels of storage to be renewed in 2012, approximately 17% were renewed during the quarter ended March 31, 2012. As previously disclosed, a disproportionately large share of the 2012 renewals are due to occur in the latter part of the year. At this stage, visibility into future pricing remains unclear. MIC believes that full year average storage rates will increase year on year between 5.5% and 7.5%.

Capacity utilization was 95.9% for the quarter ended March 31, 2012 compared with 93.8% for the quarter ended March 31, 2011 as tanks that have been cleaned and inspected were returned to service. MIC believes the full year capacity utilization will be at 2011 levels.

Terminal operating costs were slightly higher for the quarter ended March 31, 2012 as compared with the quarter ended March 31, 2011. Repair and maintenance costs increased substantially over 2011 and remain an area of concern for MIC. This was offset by a reduction in fuel commodity costs, predominantly associated with product and tank heating.

Revenue and gross profit from environmental response services increased with a higher level of spill response activity during the quarter ended March 31, 2012.

General and Administrative Expenses

General and administrative expenses decreased for the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011 primarily due to reclassification for commitment fees and lower consulting fees.

Depreciation and Amortization

Depreciation and amortization expense increased as IMTT placed capital in service, resulting in higher asset balances.

Interest Expense, Net

Interest expense, net, includes non-cash gains on derivative instruments of $2.7 million and $4.3 million and cash interest paid of $8.3 million and $8.6 million for the quarters ended March 31, 2012 and 2011, respectively.

Income Taxes

The business files a consolidated federal income tax return and separate state income tax returns in five states.

For 2012, IMTT expects that it will not pay a current federal income tax expense, but will pay a current state income tax expense of approximately $5.2 million. For the quarter ended March 31, 2012, IMTT recorded current federal and state income taxes of $9.3 million and $2.1 million respectively. The current federal income tax recorded for the quarter ended March 31, 2012 is expected to reverse in subsequent quarters when IMTT reflects in its current federal tax expense the benefits associated with capital assets placed in service in those quarters. The $11.4 million of current taxes recorded for the quarter ended March 31, 2012 is reflected in the “Provision for income taxes, net of changes in deferred taxes” in the above table.

Energy-Related Business: IMTT – (continued)

For 2011, IMTT recorded $28.9 million of federal income tax expense and $5.9 million of state income tax expense. IMTT made federal tax payments related to 2011 of $8.4 million and state payments of $4.7 million. The federal income tax expense exceeded the cash taxes primarily due to the benefit of accelerated tax depreciation, which is discussed below.

A significant difference between IMTT’s book and federal taxable income relates to depreciation of terminalling fixed assets. For book purposes, these fixed assets are depreciated primarily over 15 to 30 years using the straight-line method of depreciation. For federal income tax purposes, these fixed assets are depreciated primarily over 5 to 15 years using accelerated methods. Most terminalling fixed assets placed in service in 2010, 2011 and 2012 did or should qualify for the federal 50% or 100% tax depreciation, except assets placed in service in Louisiana financed with GO Zone Bonds. A significant portion of Louisiana terminalling fixed assets constructed since Hurricane Katrina were financed with Gulf Opportunity Zone Bonds (“GO Zone Bonds”). GO Zone Bond financed assets are depreciated, for tax purposes, primarily over 9 to 20 years using the straight-line depreciation method. Most of the states in which the business operates do not allow the use of the federal tax depreciation calculation methods.

The Gas Company

Key Factors Affecting Operating Results:

•	an increase in non-utility contribution margin driven by effective margin management; and
•	an increase in the volume of utility and non-utility gas sold; partially offset by
•	higher operating costs primarily due to increase in welfare and benefit costs and vendor services.

Energy-Related Business: The Gas Company – (continued)

	Quarter Ended March 31,
	2012	2011	Change Favorable/(Unfavorable)
	$	$	$	%
	($ In Thousands) (Unaudited)
Contribution margin
Revenue – non-utility	31,629	27,351	4,278	15.6
Cost of revenue – non-utility	15,573	16,057	484	3.0
Contribution margin – non-utility	16,056	11,294	4,762	42.2
Revenue – utility	38,314	34,273	4,041	11.8
Cost of revenue – utility	28,217	24,005	(4,212)	(17.5)
Contribution margin – utility	10,097	10,268	(171)	(1.7)
Total contribution margin	26,153	21,562	4,591	21.3
Production	2,006	1,676	(330)	(19.7)
Transmission and distribution	5,448	4,398	(1,050)	(23.9)
Gross profit	18,699	15,488	3,211	20.7
Selling, general and administrative expenses	5,257	4,217	(1,040)	(24.7)
Depreciation and amortization	1,941	1,773	(168)	(9.5)
Operating income	11,501	9,498	2,003	21.1
Interest expense, net(1)	(1,891)	(2,014)	123	6.1
Other expense	(69)	(152)	83	54.6
Provision for income taxes	(3,799)	(2,902)	(897)	(30.9)
Net income(2)	5,742	4,430	1,312	29.6
Reconciliation of net income to EBITDA excluding non-cash items:
Net income(2)	5,742	4,430
Interest expense, net(1)	1,891	2,014
Provision for income taxes	3,799	2,902
Depreciation and amortization	1,941	1,773
Other non-cash expenses	807	670
EBITDA excluding non-cash items	14,180	11,789	2,391	20.3
EBITDA excluding non-cash items	14,180	11,789
Interest expense, net(1)	(1,891)	(2,014)
Non-cash derivative gains recorded in interest expense(1)	(465)	(276)
Amortization of debt financing costs(1)	120	119
Provision for income taxes, net of changes in deferred taxes	(2,170)	(2,285)
Changes in working capital	(2,858)	(4,415)
Cash provided by operating activities	6,916	2,918
Changes in working capital	2,858	4,415
Maintenance capital expenditures	(1,764)	(2,260)
Free cash flow	8,010	5,073	2,937	57.9

(1)	Interest expense, net, includes non-cash gains on derivative instruments and non-cash amortization of deferred financing fees.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

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

Contribution Margin and Operating Income

Non-utility contribution margin improved as the result of effective margin management and a 6.7% increase in volume of gas sold. Volume of gas sold in the non-utility business increased despite refinery disruptions during the quarter ended March 31, 2012, as the Hawaiian economy continues to recover. Utility contribution margin was relatively flat.

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

In January 2012, Tesoro announced plans to consider selling its operations in Hawaii, including its facility on Oahu. The Tesoro facility currently supplies naphtha, which The Gas Company converts into SNG for its Oahu utility business. As The Gas Company had been concerned about its ability to rely upon the Tesoro facility in the long-term to supply naphtha, it has been actively evaluating alternatives for some time in the event that the facility closes or limits supply. The alternatives include some combination of extended usage of the backup utility propane air unit, importation of naphtha, other local sourcing of naphtha and the importation of LNG. The Gas Company has placed orders for the intermodal containers in order to bring LNG to Hawaii from the mainland, initially in small quantities. The Gas Company believes that it will be able to supply Oahu utility customers with gas irrespective of whether the Tesoro facility continues to operate.

Production, transmission and distribution and selling, general and administrative expenses are composed primarily of labor-related expenses and professional fees. On a combined basis, these costs were higher for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011, driven primarily by higher welfare and benefit costs related to incentive compensation and increase in medical premiums and vendor services related to pipeline inspection services.

Interest Expense, Net

Interest expense, net, includes non-cash gains on derivative instruments of $465,000 and $276,000 for the quarters ended March 31, 2012 and 2011, respectively. Excluding the non-cash gains on derivative instruments, interest expense for the quarter ended March 31, 2012 was slightly higher primarily due to increased capital expenditure facility borrowings and a contractual increase in interest rate margin for The Gas Company’s primary debt facility beginning June of 2011. Cash interest paid was $2.2 million for the quarters ended March 31, 2012 and 2011.

Energy-Related Business: The Gas Company – (continued)

Income Taxes

Income from The Gas Company is included in our consolidated federal income tax return, and is subject to Hawaii state income taxes. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business. For the year ending December 31, 2012, the business expects to pay cash state income taxes of approximately $1.5 million, of which $403,000 was recorded for the quarter ended March 31, 2012. The “Provision for income taxes, net of changes in deferred taxes” of $2.2 million in the above table, includes $1.8 million of federal income taxes payable to MIC. Any federal income tax liability is expected to be offset in consolidation from the application of NOLs.

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

The financial results discussed below reflect 100% of District Energy’s performance during the periods presented below.

Key Factors Affecting Operating Results:

•	an increase in consumption revenue and gross profit driven by warmer average temperatures;
•	an increase in capacity revenue from new customers and annual inflation-linked increases in contract capacity rates; and
•	a decrease in other direct expenses due to the timing of preseason maintenance expense for system reliability.

Energy-Related Business: District Energy – (continued)

	Quarter Ended March 31,
	2012	2011	Change Favorable/(Unfavorable)
	$	$	$	%
	($ In Thousands) (Unaudited)
Cooling capacity revenue	5,495	5,331	164	3.1
Cooling consumption revenue	3,473	2,430	1,043	42.9
Other revenue	639	690	(51)	(7.4)
Finance lease revenue	1,179	1,287	(108)	(8.4)
Total revenue	10,786	9,738	1,048	10.8
Direct expenses – electricity	2,538	1,946	(592)	(30.4)
Direct expenses – other(1)	4,557	4,959	402	8.1
Direct expenses – total	7,095	6,905	(190)	(2.8)
Gross profit	3,691	2,833	858	30.3
Selling, general and administrative expenses	891	923	32	3.5
Amortization of intangibles	341	337	(4)	(1.2)
Operating income	2,459	1,573	886	56.3
Interest expense, net(2)	(2,329)	(2,259)	(70)	(3.1)
Other income	57	56	1	1.8
Benefit for income taxes	10	347	(337)	(97.1)
Noncontrolling interest	(211)	(213)	2	0.9
Net loss	(14)	(496)	482	97.2
Reconciliation of net loss to EBITDA excluding non-cash items:
Net loss	(14)	(496)
Interest expense, net(2)	2,329	2,259
Benefit for income taxes	(10)	(347)
Depreciation(1)	1,674	1,647
Amortization of intangibles	341	337
Other non-cash expenses	29	38
EBITDA excluding non-cash items	4,349	3,438	911	26.5
EBITDA excluding non-cash items	4,349	3,438
Interest expense, net(2)	(2,329)	(2,259)
Non-cash derivative gains recorded in interest expense(2)	(303)	(361)
Amortization of debt financing costs(2)	170	170
Equipment lease receivable, net	838	740
Benefit for income taxes, net of changes in deferred taxes	47	(45)
Changes in working capital	(1,825)	1,323
Cash provided by operating activities	947	3,006
Changes in working capital	1,825	(1,323)
Maintenance capital expenditures	(87)	(66)
Free cash flow	2,685	1,617	1,068	66.0

(1)	Includes depreciation expense of $1.7 million and $1.6 million for the quarters ended March 31, 2012 and 2011, respectively.
(2)	Interest expense, net, includes non-cash gains on derivative instruments and non-cash amortization of deferred financing fees.

Energy-Related Business: District Energy – (continued)

Gross Profit

Gross profit increased primarily due to warmer average temperatures during the quarter ended March 31, 2012 compared with quarter ended March 31, 2011 resulting in higher consumption revenue net of electricity costs. Additionally, cooling capacity revenue increased from new customers and annual inflation-related increases in contract capacity rates in accordance with customer contract terms. Other direct expense decreased due to the timing of preseason maintenance expense for system reliability. A lower percentage of the business’ preseason maintenance was conducted during the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were slightly favorable for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011.

Interest Expense, Net

Interest expense, net, includes non-cash gains on derivative instruments of $303,000 and $361,000 for the quarters ended March 31, 2012 and 2011, respectively. Excluding the non-cash gains on derivative instruments, interest expense was relatively flat. Cash interest paid was $2.4 million and $2.5 million for the quarters ended March 31, 2012 and 2011, respectively.

Income Taxes

District Energy files a separate federal income tax return and a separate Illinois state income tax return. As of December 31, 2011, the business had approximately $16.4 million in federal NOL carryforwards available to offset positive taxable income and $23.1 million in Illinois state NOL carryforwards, for which utilization is deferred until 2015. For 2012, District Energy expects to pay a federal Alternative Minimum Tax of approximately $145,000 and state income taxes of approximately $760,000. For the quarter ended March 31, 2012, a federal and state income tax benefit of $47,000 was recorded and is reflected in the “Benefit for income taxes, net of changes in deferred taxes” in the above table. The tax benefit recorded in the current quarter is expected to reverse and will be offset by tax expense in subsequent quarters during 2012. The business expects to have federal taxable income in 2012 and 2013, which will be wholly offset by NOL carryforwards.

Aviation-Related Business

Atlantic Aviation

Key Factors Affecting Operating Results:

•	higher general aviation (“GA”) volume of fuel sold and higher weighted average GA fuel margins;
•	lower cash interest expense driven by reduced debt levels; and
•	lower selling, general and administrative expenses; partially offset by
•	reduced de-icing revenue.

Aviation-Related Business: Atlantic Aviation – (continued)

	Quarter Ended March 31,
	2012	2011	Change Favorable/(Unfavorable)
	$	$	$	%
	($ In Thousands) (Unaudited)
Revenue
Fuel revenue	141,325	125,713	15,612	12.4
Non-fuel revenue	42,802	42,796	6	—
Total revenue	184,127	168,509	15,618	9.3
Cost of revenue
Cost of revenue – fuel	100,308	86,054	(14,254)	(16.6)
Cost of revenue – non-fuel	5,567	5,248	(319)	(6.1)
Total cost of revenue	105,875	91,302	(14,573)	(16.0)
Fuel gross profit	41,017	39,659	1,358	3.4
Non-fuel gross profit	37,235	37,548	(313)	(0.8)
Gross profit	78,252	77,207	1,045	1.4
Selling, general and administrative expenses	43,944	45,051	1,107	2.5
Depreciation and amortization	13,815	13,819	4	—
Operating income	20,493	18,337	2,156	11.8
Interest expense, net(1)	(8,785)	(10,193)	1,408	13.8
Other expense	(16)	(227)	211	93.0
Provision for income taxes	(4,710)	(3,175)	(1,535)	(48.3)
Net income(2)	6,982	4,742	2,240	47.2
Reconciliation of net income to EBITDA excluding non-cash items:
Net income(2)	6,982	4,742
Interest expense, net(1)	8,785	10,193
Provision for income taxes	4,710	3,175
Depreciation and amortization	13,815	13,819
Other non-cash (income) expenses	(141)	146
EBITDA excluding non-cash items	34,151	32,075	2,076	6.5
EBITDA excluding non-cash items	34,151	32,075
Interest expense, net(1)	(8,785)	(10,193)
Interest rate swap breakage fees(1)	(248)	(1,105)
Non-cash derivative gains recorded in interest expense(1)	(4,614)	(3,768)
Amortization of debt financing costs(1)	688	741
Provision for income taxes, net of changes in deferred taxes	(207)	(495)
Changes in working capital	340	223
Cash provided by operating activities	21,325	17,478
Changes in working capital	(340)	(223)
Maintenance capital expenditures	(1,876)	(836)
Free cash flow	19,109	16,419	2,690	16.4

(1)	Interest expense, net, includes non-cash gains on derivative instruments, non-cash amortization of deferred financing fees and interest rate swap breakage fees.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

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

Management believes discussing total fuel-related revenue and gross profit, including both fuel sales and into-plane arrangements (as recorded in the non-fuel revenue line) and related key metrics on an aggregate basis, provides a more meaningful analysis of Atlantic Aviation’s gross profit than a discussion of each item. For the quarter end March 31, 2012, the business derived 64.2% of total gross profit from fuel and fuel-related services compared with 62.8% for the quarter ended March 31, 2011.

The increase in gross profit for the quarter ended March 31, 2012 resulted from an increase in volume of fuel sold and higher margins. Fuel gross profit was 3.6% higher for the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011. De-icing gross profit was lower by 66.4% due to the unseasonably mild winter in the northeastern and central U.S. and the sale of FBOs during 2011.

On a same store basis, total gross profit increased by 2.1% for the quarter ended March 31, 2012. Excluding de-icing gross profit, same store gross profit was up 3.9%. On a same store basis, the volume of GA fuel sold increased by 1.4% and GA average fuel margin increased by 3.3% notwithstanding an absolute decline in the number of GA flight movements in the U.S. Non-fuel and non-GA gross profit decreased for the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011 due to lower de-icing activity, partially offset by increases in other services gross profit.

During the quarter ended March 31, 2012, Atlantic Aviation was able to negotiate a 14 year lease extension at one of its locations and is continuing its strategy of seeking lease extensions prior to maturity to increase the portfolio’s weighted average lease life, which was 17.7 years at March 31, 2012. Atlantic Aviation believes that some competitors have priced bids for airport concessions on uneconomic terms. If this practice continues, it may adversely impact Atlantic Aviation’s ability to win new concessions or extend existing concessions in the near term. In the longer term, Atlantic Aviation believes this practice is unsustainable as the operators will be unable to support their bids and customers will not accept the increased pricing that such concession fees will require. Atlantic Aviation continues to monitor the potential impact of these practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended March 31, 2012 were lower compared with the quarter ended March 31, 2011 primarily due to lower lease costs due to the disposal of FBOs in 2011 and lower insurance premiums. The reduction in insurance premiums was primarily a result of Atlantic Aviation’s safety program, safety record and insurance procurement program.

Depreciation and Amortization

Depreciation and amortization for the quarter ended March 31, 2012 were flat compared to the quarter ended March 31, 2011.

Aviation-Related Business: Atlantic Aviation – (continued)

Interest Expense, Net

Interest expense, net, includes non-cash gains on derivative instruments of $4.9 million for the quarters ended March 31, 2012 and 2011. Excluding the non-cash gains on derivative instruments, interest expense for the quarter ended March 31, 2012 was lower due to lower principal balance on the term loan debt.

In connection with the debt prepayments, Atlantic Aviation incurred interest rate swap breakage fees. Cash paid for interest rate swap breakage fees was $248,000 and $1.1 million for the quarters ended March 31, 2012 and 2011, respectively. The interest rate swap breakage fees are excluded from interest expense, net, in the current quarter as they have been included in interest expense, net, in prior periods as part of the mark-to-market derivative adjustments at Atlantic Aviation. Excluding cash paid for interest rate swap breakage fees, cash interest paid was $12.6 million and $13.2 million for the quarters ended March 31, 2012 and 2011, respectively.

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

Atlantic Aviation, as a whole, expects to generate a current year federal taxable income that will be offset by its separate NOLs. For 2012, the business expects to pay a federal Alternative Minimum Tax of approximately $570,000 to MIC under the federal tax sharing agreement and pay state income taxes of approximately $1.5 million. Of those amounts, $207,000 was recorded in the quarter ended March 31, 2012 and is reflected in the “Provision for income taxes, net of changes in deferred taxes” in the above table.

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

On April 30, 2012, our board of directors declared a dividend of $0.20 per share for the quarter ended March 31, 2012, which is expected to be paid on May 17, 2012 to holders of record on May 14, 2012.

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

Liquidity and Capital Resources: Consolidated – (continued)

When we receive the amounts due from IMTT, both payable under the arbitration award and the distribution for the quarter ended March 31, 2012 calculable in accordance with the Shareholder’s Agreement and guidance provided by the decision and the award as to how the Shareholder’s Agreement should be interpreted, MIC’s liquidity will increase by such payment. Conversely, IMTT, whose balance sheet is not consolidated with MIC, will experience a decrease in liquidity of double the amount due to an equivalent amount being owed to our co-investor in IMTT.

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

At March 31, 2012, the average remaining maturity of the drawn balances of the primary debt facilities across all of our businesses, including our proportional interest in the revolving credit facility of IMTT, was approximately 2.3 years. In light of the improvement in the functioning of the credit markets generally, and the leverage and interest coverage ratios, we expect each of our businesses to successfully refinance their long-term debt on economically reasonable terms at or before maturity.

We have no debt at the holding company.

The section below discusses the sources and uses of cash on a consolidated basis and for each of our businesses and investments. All intercompany activities such as corporate allocations, capital contributions to our businesses and distributions from our businesses have been excluded from the tables as these transactions are eliminated in consolidation.

Analysis of Consolidated Historical Cash Flows from Operations

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2012	2011
($ In Thousands)	$	$	$	%
Cash provided by operating activities	23,730	21,542	2,188	10.2
Cash used in investing activities	(6,653)	(7,176)	523	7.3
Cash used in financing activities	(7,473)	(14,065)	6,592	46.9

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

The increase in consolidated cash provided by operating activities was primarily due to:

•	improved operating performance in the non-utility business at The Gas Company; and
•	improved operating performance and lower cash interest paid on the reduced term loan balance for Atlantic Aviation.

Liquidity and Capital Resources: Consolidated – (continued)

Distributions from IMTT are reflected in our consolidated cash provided by operating activities only up to our 50% share of IMTT’s positive earnings. Distributions in excess of this, and any distributions when IMTT records a net loss, are reflected in our consolidated cash from investing activities as a return of investment in unconsolidated business. No distribution was received from IMTT for the quarters ended March 31, 2012 or 2011.

Investing Activities

The decrease in consolidated cash used in investing activities for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011 was primarily due to cash received during the quarter ended March 31, 2012 from an earlier sale of an FBO at Atlantic Aviation and a decrease in capital expenditures at District Energy.

Financing Activities

The decrease in consolidated cash used in financing activities for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011 was primarily due to:

•	proceeds from the drawdown of long-term debt at The Gas Company;
•	lower debt repayments at Atlantic Aviation; and
•	a decrease in distributions paid to noncontrolling interests at District Energy; partially offset by
•	dividends paid to our shareholders for the fourth quarter of 2011; and
•	absence of proceeds from the drawdown of long-term debt and borrowings on line of credit facilities at Atlantic Aviation during the quarter ended March 31, 2011.

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

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2012	2011
($ In Thousands)	$	$	$	%
Cash provided by operating activities	53,778	38,524	15,254	39.6
Cash used in investing activities	(36,861)	(8,364)	(28,497)	NM
Cash used in financing activities	(1,741)	(10,742)	9,001	83.8

NM — Not meaningful

Operating Activities

Cash provided by operating activities at IMTT is generated primarily from storage rentals and ancillary services that are billed monthly and paid on various terms. Cash used in operating activities is mainly for payroll and benefits costs, maintenance and repair of fixed assets, utilities and professional services, interest payments and payments to tax jurisdictions. Cash provided by operating activities increased primarily as a result of increased operating results and lower working capital requirements as a result of the timing of payments of various accrued expenses, including incentive payments, associated with the BP Oil spill in 2010.

Energy-Related Business: IMTT – (continued)

Investing Activities

Cash used in investing activities primarily relates to capital expenditures and an investment in a tax-exempt bond escrow.

The increase in cash used in investing activities was primarily due to the release of a tax-exempt bond escrow during the quarter ended March 31, 2011 and higher capital expenditures during the quarter ended March 31, 2012. Total capital expenditures increased from $28.1 million in the quarter ended March 31, 2011 to $28.5 million in the quarter ended March 31, 2012.

The Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (the “Act”) provides for 100% tax depreciation for certain fixed assets placed in service after September 8, 2010 and before January 1, 2012, and 50% tax depreciation for certain fixed assets placed in service during 2012 for federal income tax purposes. Generally, states do not allow this tax depreciation deduction in determining state taxable income. Importantly, Louisiana, in which IMTT has significant operations, does permit the use of federal tax depreciation in calculating state taxable income. IMTT took and will take into consideration the benefits of these accelerated depreciation provisions of the Act when evaluating capital expenditure plans for 2012.

Maintenance and Environmental Capital Expenditure

IMTT incurs maintenance and environmental capital expenditures to prolong the useful lives of existing revenue-producing assets. Maintenance and environmental capital expenditures include the refurbishment of storage tanks, piping, dock facilities and environmental capital expenditures, principally in relation to improvements in containment measures and remediation.

IMTT incurred $8.1 million and $8.5 million during the quarters ended March 31, 2012 and 2011, respectively, on maintenance and environmental capital expenditures principally in relation to refurbishments of tanks, docks and other infrastructure.

For the full-year 2012, MIC believes IMTT will spend approximately $50.0 million to $55.0 million on maintenance capital expenditures. IMTT anticipates that maintenance capital expenditures will remain at elevated levels through 2014 due to required tank cleaning and inspections.

Growth Capital Expenditure

IMTT incurred growth capital expenditures of $20.4 million and $19.6 million for the quarters ended March 31, 2012 and 2011, respectively.

For the twelve months ended March 31, 2012, IMTT has brought revenue generating growth projects into service costing $41.9 million. These projects are expected to generate $6.9 million of annualized gross profit and EBITDA as outlined in the table below.

	Anticipated Incremental Gross Profit/EBITDA	Anticipated Cumulative Gross Profit/EBITDA
2011	$2.4 million	$2.4 million
2012	4.3 million	6.7 million
2013	0.2 million	6.9 million

At March 31, 2012, IMTT had growth projects with an estimated total cost of $218.4 million underway, including $47.6 million of support infrastructure projects. The projects are expected to generate an additional $41.3 million of annualized gross profit and EBITDA as outlined in the table below. To date, $69.0 million has been spent on these projects.

	Anticipated Incremental Gross Profit/EBITDA	Anticipated Cumulative Gross Profit/EBITDA
2011	$0.6 million	$0.6 million
2012	6.7 million	7.3 million
2013	24.2 million	31.5 million
2014	9.8 million	41.3 million

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

Financing Activities

Cash used in financing activities decreased primarily due to lower payments on the revolving credit facility during the quarter ended March 31, 2012.

At March 31, 2012, the outstanding balance on IMTT’s total debt facilities was $638.4 million. This consisted of $336.3 million in letter of credit backed tax exempt bonds, $186.8 million in bank owned tax exempt bonds, $87.3 million in revolving credit facilities and $28.0 million in shareholder loans. The weighted average interest rate of the outstanding debt facilities, including any interest rate swaps and fees associated with outstanding letters of credit, was 5.05%. Cash interest paid was $8.3 million and $8.6 million for the quarters ended March 31, 2012 and 2011, respectively.

At March 31, 2012, the undrawn balance on the $1.1 billion revolving credit facility was $669.0 million. The drawn balance at March 31, 2012 does not include the $221.2 million arbitration award.

The financial covenant requirements under IMTT's revolving credit facility, and the calculation of these measures at March 31, 2012, were as follows:

•	Leverage Ratio < 4.75x (default threshold). The ratio at March 31, 2012 was 2.63x.
•	Interest Coverage Ratio > 3.00x (default threshold). The ratio at March 31, 2012 was 6.25x.

For a description of the material terms of IMTT’s credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. IMTT has not had any material changes to these credit facilities since February 22, 2012, our 10-K filing date.

The Gas Company

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2012	2011
($ In Thousands)	$	$	$	%
Cash provided by operating activities	6,916	2,918	3,998	137.0
Cash used in investing activities	(4,186)	(4,162)	(24)	(0.6)
Cash provided by financing activities	10,000	—	10,000	NM

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

The increase in cash from operations from the quarter ended March 31, 2011 to the quarter ended March 31, 2012 was driven primarily by higher non-utility contribution margin as the result of effective margin management and an increase in volume of gas sold, as well as a larger balance to be collected from the utility customers in the quarter ended March 31, 2011 due to higher fuel prices.

Investing Activities

Cash used in investing activities is composed primarily of capital expenditures. Capital expenditures for the non-utility business are funded by cash from operating activities and capital expenditures for the utility business are funded by drawing on credit facilities as well as cash from operating activities.

Energy-Related Business: The Gas Company – (continued)

The following table sets forth information about capital expenditures at The Gas Company ($ in thousands):

	Maintenance	Growth
Quarter ended March 31, 2012, accrual basis	$1,764	$958
Change in accrued capital expenditure balance from December 31, 2011	824	676
Quarter ended March 31, 2012, cash basis	$2,588	$1,634
Quarter ended March 31, 2011, accrual basis	$2,260	$741
Change in accrued capital expenditure balance from December 31, 2010	1,131	15
Quarter ended March 31, 2011, cash basis	$3,319	$828
2012 full year projected	$6.7 million	$8.6 million

Maintenance Capital Expenditure

Maintenance capital expenditures include replacement of pipeline sections, improvements to the business’ transmission system and SNG plant, improvements to buildings and other property and the purchase of equipment. Maintenance capital expenditures for the quarter ended March 31, 2011 were higher compared to the quarter ended March 31, 2012 as a result of required pipeline maintenance and inspection projects related to the integrity management program due by 2012.

Growth Capital Expenditure

Growth capital expenditures include the purchase of meters, regulators and propane tanks for new customers, the cost of installing pipelines for new residential and commercial construction, new product initiatives, the renewable natural gas pilot plant and the expansion of gas storage facilities. Growth capital expenditures for the quarter ended March 31, 2012 were higher compared to the quarter ended March 31, 2011 driven by the completion of a storage expansion project that began in late 2011.

The business expects to fund its total 2012 capital expenditures primarily from cash from operating activities and available debt facilities. Capital expenditures for 2012 are expected to be lower than 2011. The business incurred higher capital expenditures during 2011 due to higher pipeline maintenance and inspection projects related to the integrity management program.

The Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (the “Act”) provides for 100% tax depreciation for certain fixed assets placed in service after September 8, 2010 and before January 1, 2012, and 50% tax depreciation for certain fixed assets placed in service during 2012 for federal income tax purposes. Generally, states do not allow this federal tax depreciation deduction in determining state taxable income. The Gas Company took and will take into consideration the benefits of these accelerated depreciation provisions of the Act when evaluating its capital expenditure plans for the remainder of 2012.

Financing Activities

The main drivers of cash from financing activities are debt financings for capital expenditures and the repayment of outstanding credit facilities. At March 31, 2012, the outstanding balance on the business’ debt facilities consisted of $160.0 million in term loan facility borrowings and $20.0 million in capital expenditure facility borrowings. The change in cash from financing activities was due to the drawdown of the capital expenditure facility of $10.0 million during the quarter ended March 31, 2012.

The Gas Company has interest rate swaps in place that effectively fix the floating rate increase on two $80.0 million term loan facilities at 4.84% (excluding the margin). The weighted average interest rate of the outstanding debt facilities, including the interest rate swaps at March 31, 2012, was 4.92%. The business paid $2.2 million in cash interest related to its debt facilities for the quarters ended March 31, 2012 and 2011.

Energy-Related Business: The Gas Company – (continued)

The Gas Company also has an uncommitted unsecured short-term borrowing facility of $10.0 million that was increased from $7.5 million during the fourth quarter of 2011. This credit line bears interest at the lending bank’s quoted rate or prime rate. The facility is available for working capital needs. No amount was outstanding for this facility at March 31, 2012.

Additionally, the HPUC requires the consolidated debt to total capital for HGC Holdings be less than 65% and that $20.0 million be readily available in cash resources at The Gas Company, HGC Holdings or MIC. At March 31, 2012, the debt to total capital ratio was 61.0% and $20.0 million in cash resources was readily available.

Given the favorable interest rate environment, management is seeking to refinance The Gas Company’s credit facilities in 2012 ahead of its maturity in mid-2013. The Gas Company filed for the HPUC’s approval on April 5, 2012 and expects approval in early June of 2012. Pending regulatory approval, management expects to complete the refinancing in the third quarter of 2012. The Gas Company has engaged a third party advisor to arrange the new facilities.

The financial covenants triggering distribution lock-up or default under the business’ credit facility are as follows:

•	12 mo. look-forward and 12 mo. look-backward adjusted EBITDA/interest < 3.5x (distribution lock-up) and < 2.5x (default). The look-forward and look-backward ratios at March 31, 2012 were 10.07x and 8.53x, respectively.

For a description of the material terms of The Gas Company’s credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. We have not had any material changes to these credit facilities since February 22, 2012, our 10-K filing date.

District Energy

The following analysis represents 100% of the cash flows of District Energy.

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2012	2011
($ In Thousands)	$	$	$	%
Cash provided by operating activities	947	3,006	(2,059)	(68.5)
Cash used in investing activities	(235)	(564)	329	58.3
Cash used in financing activities	(1,525)	(2,495)	970	38.9

Operating Activities

Cash provided by operating activities is driven primarily by customer receipts for services provided and leased equipment payments received (including non-revenue lease principal). Cash used in operating activities is driven by the timing of payments for electricity, vendor services or supplies and the payment of payroll and benefit costs. Cash from operating activities decreased primarily due to unfavorable working capital movements partially offset by improved results. Working capital was unfavorable due to the expiration of a 2010 requirement that the business prepay a portion of its electricity supply, which created a favorable working capital change in the quarter ended March 31, 2011, the earlier receipt of certain lease payments in the quarter ended March 31, 2011 and increased receivables from higher sales in the quarter March 31, 2012.

Non-revenue lease principal is the principal portion of lease payments received from equipment leases with various customers. This cash inflow is not included in EBITDA excluding non-cash items, as there is no impact to income, but as an adjustment to calculate cash from operating activities. Non-revenue lease principal was $838,000 and $740,000 for the quarters ended March 31, 2012 and 2011, respectively.

Energy-Related Business: District Energy – (continued)

Investing Activities

Cash used in investing activities mainly comprises capital expenditures, which are generally funded by drawing on available facilities and cash from operations. Cash used in investing activities in the quarters ended March 31, 2012 and 2011 primarily funded system maintenance and growth capital expenditures for new customer connections.

The following table sets forth information about District Energy’s capital expenditures ($ in thousands):

	Maintenance	Growth
Quarter ended March 31, 2012, accrual basis	$87	$214
Change in accrued capital expenditure balance from December 31, 2011	18	(85)
Quarter ended March 31, 2012, cash basis	$105	$129
Quarter ended March 31, 2011, accrual basis	$66	$208
Change in accrued capital expenditure balance from December 31, 2010	341	(51)
Quarter ended March 31, 2011, cash basis	$407	$157
2012 full year projected	$1.0 million	$1.0 million

Maintenance Capital Expenditure

The business expects to spend approximately $1.0 million per year on capital expenditures relating to the replacement of parts, system reliability, customer service improvements and minor system modifications. Maintenance capital expenditures will be funded from available facilities and cash from operating activities. These expenditures were lower during the quarter ended March 31, 2012 due to the timing of spend on ordinary course maintenance projects.

Growth Capital Expenditure

Prior to this quarter, District Energy had signed contracts with new customers and previously committed to spend approximately $1.6 million on interconnection of these customers. As of March 31, 2012, $1.5 million had been spent. The business anticipates it will receive reimbursements from customers for approximately $1.0 million, of which it had received $663,000 as of March 31, 2012. Growth capital expenditures were lower during the quarter ended March 31, 2011 due to the timing of spend related to connecting new customers.

Financing Activities

At March 31, 2012, the outstanding balance on the business’ debt facilities consisted of a $150.0 million term loan facility and a $20.0 million capital expenditure facility, which was fully drawn at March 31, 2012. The weighted average interest rate of the outstanding debt facilities, including the interest rate swaps and fees associated with outstanding letters of credit at March 31, 2012, was 5.53%. Cash interest paid was $2.4 million and $2.5 million for the quarters ended March 31, 2012 and 2011, respectively.

The decrease in cash used in financing activities was primarily due to decreased distributions paid to the noncontrolling interest shareholders.

In accordance with the terms of its loan agreement, District Energy will be applying 100% of its excess cash flow generated during the third quarter of 2012 and thereafter to repay its debt facilities through the loan maturity in September 2014.

On April 26, 2012, District Energy’s revolving loan facility of $18.5 million, which is currently undrawn and is being utilized to back $7.0 million letters of credit as required by the City of Chicago, was amended and extended so that the revolver will be co-terminus with the term loan and capital expenditure facility. The revolver amount was lowered to $8.4 million with a slightly higher margin.

Energy-Related Business: District Energy – (continued)

The financial covenants triggering distribution lock-up or default under the business’ credit facility are as follows:

•	Backward Interest Coverage Ratio < 1.5x (distribution lock-up) and < 1.2x (default). The ratio at March 31, 2012 was 2.09x.
•	Leverage Ratio (funds from operations less interest expense to net debt) for the previous 12 months less than 6.0% (distribution lock-up) and 4.0% (default). The ratio at March 31, 2012 was 7.55%.

For a description of the material terms of District Energy’s credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. We have not had any material changes to these credit facilities since February 22, 2012, our 10-K filing date.

Aviation-Related Business

Atlantic Aviation

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2012	2011
($ In Thousands)	$	$	$	%
Cash provided by operating activities	21,325	17,478	3,847	22.0
Cash used in investing activities	(2,232)	(2,450)	218	8.9
Cash used in financing activities	(6,680)	(11,570)	4,890	42.3

Operating Activities

Cash provided by operating activities at Atlantic Aviation is generated from sales transactions primarily paid by credit cards. Some customers have extended payment terms and are billed accordingly. Cash is used in operating activities mainly for payments to vendors of fuel and professional services, as well as payroll costs and payments to tax jurisdictions. Cash provided by operating activities increased from the quarter ended March 31, 2011 compared to the quarter ended March 31, 2012 primarily due to:

•	improved operating results; and
•	lower cash interest paid driven by reduced debt levels.

Investing Activities

Cash used in investing activities relates primarily to cash used for acquisitions, proceeds from the sale of FBOs and capital expenditures. Cash used in investing activities decreased from the quarter ended March 31, 2011 compared to the quarter ended March 31, 2012 as a result of cash received for the sale of an FBO in 2011, which was slightly offset by higher capital expenditures.

The following table sets forth information about capital expenditures at Atlantic Aviation ($ in thousands):

	Maintenance	Growth
Quarter ended March 31, 2012, accrual basis	$1,876	$552
Change in accrued capital expenditure balance from December 31, 2011	(112)	297
Quarter ended March 31, 2012, cash basis	$1,764	$849
Quarter ended March 31, 2011, accrual basis	$836	$1,447
Change in accrued capital expenditure balance from December 31, 2010	37	131
Quarter ended March 31, 2011, cash basis	$873	$1,578
2012 full year projected	$13.1 million	$6.4 million

Aviation-Related Business: Atlantic Aviation – (continued)

Maintenance Capital Expenditure

Maintenance capital expenditures include repainting, replacing equipment as necessary and any ongoing environmental or required regulatory expenditure, such as installing safety equipment. These expenditures are generally funded from cash flow from operating activities.

Maintenance capital expenditures increased in the quarter ended March 31, 2012 as Atlantic Aviation upgraded FBO facilities at a number of locations. The increase from the quarter ended March 31, 2011 compared to the quarter ended March 31, 2012 reflects a return to historical levels of maintenance capital expenditures as well as consideration of the benefits afforded by the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010, as discussed below. The projected increase from 2011 to 2012 reflects a number of specific projects, which was deferred from 2011.

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

Growth capital expenditures incurred in the quarter ended March 31, 2012 primarily reflects the construction of a hangar and fuel farm. Growth capital expenditures incurred in the quarter ended March 31, 2011 primarily reflects the construction costs of a new FBO and hangars.

Projected growth capital expenditures for the year ended December 31, 2012 increased from the previous projected amount disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 due to the construction of an exclusive use of a hangar for a new customer who had signed a long-term use and occupancy contract.

The Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (the “Act”) provides for 100% tax depreciation for certain fixed assets placed in service after September 8, 2010 and before January 1, 2012, and 50% tax depreciation for certain fixed assets placed in service during 2012 for federal income tax purposes. Generally, states do not allow this federal tax depreciation deduction in determining state taxable income. The business took and will take into consideration the benefits of these accelerated depreciation provisions of the Act when evaluating its capital expenditure plans for the remainder of 2012.

Financing Activities

At March 31, 2012, the outstanding balance on Atlantic Aviation’s debt facilities consisted of $720.6 million in term loan facility borrowings and $50.0 million in capital expenditure facility borrowings. The all-in rate on the term loan was 6.79% including interest rate swaps. The interest rate applicable on the capital expenditure facility is the three-month U.S. Libor plus a margin of 1.60%.

In addition to the debt facilities described above, Atlantic Aviation raised a $3.5 million stand-alone debt facility to partially fund the construction of a new FBO. At March 31, 2012, the outstanding balance on the stand-alone facility was $3.4 million, bearing fixed interest rate of 4.75%.

The weighted average interest rate of all outstanding debt facilities, including any interest rate swaps, at March 31, 2012, was 6.48%. Cash interest paid was $12.6 million and $13.2 million for the quarters ended March 31, 2012 and 2011, respectively, excluding interest rate swap breakage fees, related to its debt facilities. Atlantic Aviation’s existing interest rate swaps that are 100% hedged on the term loan debt will expire in October of 2012. At present, the interest rate on the term loan debt would decrease to an underlying LIBOR + 1.725%. Atlantic Aviation is currently reviewing options for future interest rate hedges on the outstanding balance of the term loan debt.

Aviation-Related Business: Atlantic Aviation – (continued)

The decrease in cash used in financing activities is primarily due to a larger prepayment of the outstanding principal balance of the term loan debt during the quarter ended March 31, 2011 of $14.5 million compared with $6.5 million for the quarter ended March 31, 2012. This decrease was partially offset by borrowings on its credit facilities during the quarter ended March 31, 2011. Per the terms of the credit agreement, as the leverage ratio was below 6.0x as of December 31, 2011, 50% of Atlantic Aviation’s excess cash was used to repay the principal on the term loan and 50% was distributed to MIC. Atlantic Aviation paid $6.5 million to the lender group and to MIC in February of 2012.

The business anticipates prepaying $9.2 million of term loan principal and distributing $9.2 million to MIC on May 10, 2012. As a result of this prepayment, the proforma leverage ratio would decrease to 5.75x based upon the trailing twelve months March 31, 2012 EBITDA, as calculated under the facility. The maximum permitted debt-to-EBITDA ratio dropped to 6.75x on March 31, 2012. The business expects to remain in compliance with the maximum leverage covenant through the maturity of its debt facilities if the performance of the business remains at current levels.

The financial covenant requirements under Atlantic Aviation’s credit facility, and the calculation of these measures at March 31, 2012, were as follows:

•	Debt Service Coverage Ratio > 1.2x (default threshold). The ratio at March 31, 2012 was 2.12x.
•	Leverage Ratio debt to adjusted EBITDA for the trailing twelve months < 6.75x (default threshold). The ratio at March 31, 2012 was 5.82x.

For a description of the material terms of Atlantic Aviation’s credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2011. We have not had any material changes to these credit facilities since February 22, 2012, our 10-K filing date.

Commitments and Contingencies

At March 31, 2012, there were no material changes in our future commitments and contingencies from December 31, 2011, except for the mandatory prepayment we expect to make under the cash sweep terms of Atlantic Aviation’s and District Energy’s credit facilities as discussed above.

See Note 6, “Long-Term Debt”, to our consolidated condensed financial statements in Part I of this Form 10-Q for further discussion. At March 31, 2012, we did not have any outstanding material purchase obligations. For a discussion of our other future obligations, due by period, under the various contractual obligations, off-balance sheet arrangements and commitments, please see “Liquidity and Capital Resources — Commitments and Contingencies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on February 22, 2012. We have not had any material changes to our commitments except as discussed above.

In addition, at March 31, 2012, we did not have any material reserves for contingencies. We have other contingencies, including pending legal and administrative proceedings that are not reflected at this time as they are not ascertainable.

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

Critical Accounting Policies and Estimates

For critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Our critical accounting policies and estimates have not changed materially from the description contained in that Annual Report.

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

We test for goodwill and indefinite-lived intangible assets when there is an indicator of impairment. For the quarters ended March 31, 2012 and 2011, there were no indicators of impairments for goodwill, property, equipment, land and leasehold improvements and intangible assets.

Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Our exposure to market risk has not changed materially since February 22, 2012, our 10-K filing date.

Controls and Procedures

Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED BALANCE SHEETS
($ In Thousands, Except Share Data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,390	$22,786
Accounts receivable, less allowance for doubtful accounts of $549 and $445, respectively	64,486	56,458
Distributions receivable from unconsolidated business	110,579	—
Inventories	23,318	23,106
Prepaid expenses	7,279	7,338
Deferred income taxes	15,162	19,102
Other	16,151	14,523
Total current assets	269,365	143,313
Property, equipment, land and leasehold improvements, net	558,090	561,022
Equipment lease receivables	31,240	32,189
Investment in unconsolidated business	129,567	230,401
Goodwill	516,175	516,175
Intangible assets, net	653,589	662,135
Other	22,546	23,398
Total assets	$2,180,572	$2,168,633
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Due to manager-related party	$5,084	$4,300
Accounts payable	33,608	29,199
Accrued expenses	22,741	23,827
Current portion of long-term debt	54,115	34,535
Fair value of derivative instruments	32,084	39,339
Other	17,632	17,702
Total current liabilities	165,264	148,902
Long-term debt, net of current portion	1,069,891	1,086,053
Deferred income taxes	180,922	177,262
Fair value of derivative instruments	12,832	15,576
Other	47,384	46,980
Total liabilities	1,476,293	1,474,773
Commitments and contingencies	—	—
Members’ equity:
LLC interests, no par value; 500,000,000 authorized; 46,474,212 LLC interests issued and outstanding at March 31, 2012 and 46,338,225 LLC interests issued and outstanding at December 31, 2011	946,683	951,729
Additional paid in capital	21,447	21,447
Accumulated other comprehensive loss	(24,845)	(27,412)
Accumulated deficit	(227,990)	(242,082)
Total members’ equity	715,295	703,682
Noncontrolling interests	(11,016)	(9,822)
Total equity	704,279	693,860
Total liabilities and equity	$2,180,572	$2,168,633

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
($ In Thousands, Except Share and Per Share Data)

	Quarter Ended March 31, 2012	Quarter Ended March 31, 2011
Revenue
Revenue from product sales	$172,954	$153,064
Revenue from product sales – utility	38,314	34,273
Service revenue	52,409	51,247
Financing and equipment lease income	1,179	1,287
Total revenue	264,856	239,871
Costs and expenses
Cost of product sales	119,381	105,325
Cost of product sales – utility	32,172	26,865
Cost of services	12,661	12,154
Selling, general and administrative	55,263	51,670
Fees to manager-related party	4,995	3,632
Depreciation	7,551	7,210
Amortization of intangibles	8,546	8,719
Total operating expenses	240,569	215,575
Operating income	24,287	24,296
Other income (expense)
Interest income	2	4
Interest expense(1)	(13,007)	(14,469)
Equity in earnings and amortization charges of investee	9,501	8,362
Other expense, net	(52)	(349)
Net income before income taxes	20,731	17,844
Provision for income taxes	(6,521)	(6,986)
Net income	$14,210	$10,858
Less: net income (loss) attributable to noncontrolling interests	118	(307)
Net income attributable to MIC LLC	$14,092	$11,165
Basic income per share attributable to MIC LLC interest holders	$0.30	$0.24
Weighted average number of shares outstanding: basic	46,356,157	45,730,568
Diluted income per share attributable to MIC LLC interest holders	$0.30	$0.24
Weighted average number of shares outstanding: diluted	46,379,291	45,762,557
Cash dividends declared per share	$0.20	$0.20

(1)	Interest expense includes non-cash gains on derivative instruments of $5.6 million and $5.5 million for the quarters ended March 31, 2012 and 2011, respectively.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
($ In Thousands)

	Quarter Ended March 31, 2012	Quarter Ended March 31, 2011
Net income	$14,210	$10,858
Other comprehensive income (loss), net of taxes:
Reclassification of realized losses (gains) of derivatives into earnings(1)	2,676	(1,714)
Translation adjustment(2)	104	—
Other comprehensive income (loss)	2,780	(1,714)
Comprehensive income	$16,990	$9,144
Less: comprehensive income attributable to noncontrolling interests	331	38
Comprehensive income attributable to MIC LLC	$16,659	$9,106

(1)	Reclassification of realized losses of derivatives into earnings is presented net of taxes of $1.8 million for the quarter ended March 31, 2012. Reclassification of realized gains of derivatives into earnings is presented net of taxes of $2.5 million for the quarter ended March 31, 2011.
(2)	Translation adjustment is presented net of taxes of $56,000 for the quarter ended March 31, 2012.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
($ In Thousands)

	Quarter Ended March 31, 2012	Quarter Ended March 31, 2011
Operating activities
Net income	$14,210	$10,858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	9,225	8,857
Amortization of intangible assets	8,546	8,719
Equity in earnings and amortization charges of investee	(9,501)	(8,362)
Amortization of debt financing costs	978	1,030
Non-cash derivative gains	(5,630)	(5,510)
Base management fees settled in LLC interests	4,995	3,632
Equipment lease receivable, net	838	740
Deferred rent	74	90
Deferred taxes	5,768	6,054
Other non-cash expenses, net	559	663
Changes in other assets and liabilities:
Accounts receivable	(8,227)	(6,746)
Inventories	1,510	(845)
Prepaid expenses and other current assets	(1,695)	(2,320)
Due to manager-related party	11	(13)
Accounts payable and accrued expenses	3,080	4,479
Income taxes payable	(113)	594
Other, net	(898)	(378)
Net cash provided by operating activities	23,730	21,542
Investing activities
Purchases of property and equipment	(7,069)	(7,162)
Proceeds from sale of investment	390	—
Other	26	(14)
Net cash used in investing activities	(6,653)	(7,176)
Financing activities
Proceeds from long-term debt	10,000	970
Proceeds from line of credit facilities	—	2,000
Dividends paid to holders of LLC interests	(9,268)	—
Distributions paid to noncontrolling interests	(1,525)	(2,495)
Payment of long-term debt	(6,583)	(14,500)
Payment of notes and capital lease obligations	(97)	(40)
Net cash used in financing activities	(7,473)	(14,065)
Net change in cash and cash equivalents	9,604	301
Cash and cash equivalents, beginning of period	22,786	24,563
Cash and cash equivalents, end of period	$32,390	$24,864
Supplemental disclosures of cash flow information
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$1,022	$1,789
Acquisition of equipment through capital leases	$916	$—
Issuance of LLC interests to manager for base management fees	$4,222	$3,214
Taxes paid	$865	$309
Interest paid	$17,530	$18,959

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

2. Basis of Presentation

The unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of consolidated condensed financial statements in conformity with GAAP requires estimates and assumptions. Management evaluates these estimates and assumptions on an ongoing basis. Actual results may differ from the estimates and assumptions used in the financial statements and notes. Operating results for the quarter ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The consolidated balance sheet at December 31, 2011 has been derived from audited financial statements but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. Certain reclassifications were made to the financial statements for the prior period to conform to current period presentation.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

2. Basis of Presentation  – (continued)

The interim financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 22, 2012.

3. Income per Share

Following is a reconciliation of the basic and diluted number of shares used in computing income per share:

	Quarter Ended March 31,
	2012	2011
Weighted average number of shares outstanding: basic	46,356,157	45,730,568
Dilutive effect of restricted stock unit grants	23,134	31,989
Weighted average number of shares outstanding: diluted	46,379,291	45,762,557

The effect of potentially dilutive shares for the quarter ended March 31, 2012 is calculated assuming that the 17,925 restricted stock unit grants provided to the independent directors on June 2, 2011, which will vest during the second quarter of 2012, and the 5,209 restricted stock unit grants on August 12, 2011, which will vest during the second quarter of 2012, had been fully converted to shares on those grant dates.

The effect of potentially dilutive shares for the quarter ended March 31, 2011 is calculated assuming that the 31,989 restricted stock unit grants provided to the independent directors on June 3, 2010, which vested in 2011, had been fully converted to shares on that grant date.

4. Property, Equipment, Land and Leasehold Improvements

Property, equipment, land and leasehold improvements at March 31, 2012 and December 31, 2011 consist of the following ($ in thousands):

	March 31, 2012	December 31, 2011
Land	$4,618	$4,618
Easements	5,624	5,624
Buildings	25,805	24,938
Leasehold and land improvements	330,770	329,710
Machinery and equipment	364,064	359,455
Furniture and fixtures	9,567	9,466
Construction in progress	11,913	12,501
Property held for future use	1,626	1,626
	753,987	747,938
Less: accumulated depreciation	(195,897)	(186,916)
Property, equipment, land and leasehold improvements, net(1)	$558,090	$561,022

(1)	Includes $127,000 of capitalized interest for the year ended December 31, 2011.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

5. Intangible Assets

Intangible assets at March 31, 2012 and December 31, 2011 consist of the following ($ in thousands):

	March 31, 2012	December 31, 2011
Contractual arrangements	$748,722	$748,722
Non-compete agreements	9,575	9,575
Customer relationships	79,445	79,445
Leasehold rights	3,330	3,330
Trade names	15,671	15,671
Technology	460	460
	857,203	857,203
Less: accumulated amortization	(203,614)	(195,068)
Intangible assets, net	$653,589	$662,135

The goodwill balance as of March 31, 2012 is comprised of the following ($ in thousands):

Goodwill acquired in business combinations, net of disposals	$639,382
Add: goodwill acquired in 2011 acquisition	5,022
Less: accumulated impairment charges	(123,200)
Less: write off of goodwill with disposal of assets	(5,029)
Balance at March 31, 2012 and December 31, 2011	$516,175

The Company tests for goodwill impairment at the reporting unit level on an annual basis on October 1st of each year and between annual tests if a triggering event indicates impairment. There were no triggering events indicating impairment for the quarter ended March 31, 2012.

6. Long-Term Debt

At March 31, 2012 and December 31, 2011, the Company’s consolidated long-term debt consists of the following ($ in thousands):

	March 31, 2012	December 31, 2011
The Gas Company	$180,000	$170,000
District Energy	170,000	170,000
Atlantic Aviation	774,006	780,588
Total	1,124,006	1,120,588
Less: current portion	(54,115)	(34,535)
Long-term portion	$1,069,891	$1,086,053

On February 25, 2009, Atlantic Aviation amended its credit facility to provide the business additional financial flexibility over the near and medium term. Under the amended terms, the business must apply all excess cash flow from the business to prepay additional debt whenever the leverage ratio (debt to adjusted EBITDA as defined under the loan agreement) is equal to or greater than 6.0x to 1.0 for the trailing twelve months and must use 50% of excess cash flow to prepay debt whenever the leverage ratio is equal to or greater than 5.5x to 1.0 and below 6.0x to 1.0. For the quarter ended March 31, 2012, Atlantic Aviation used $6.7 million of excess cash flow to prepay $6.5 million of the outstanding principal balance of the term loan and $248,000 in interest rate swap breakage fees. The Company has classified $44.8 million relating to Atlantic Aviation’s term loan debt in the current portion of long-term debt in the consolidated condensed balance sheet at March 31, 2012, as it expects to repay this amount within one year.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

6. Long-Term Debt  – (continued)

On May 10, 2012, Atlantic Aviation expects to use $9.2 million of excess cash flow to prepay the outstanding principal balance of the term debt under this facility and will incur interest rate swap breakage fees.

During 2010, Atlantic Aviation raised a $3.5 million stand-alone debt facility to partially fund the construction of a new FBO at Oklahoma City Will Rogers World Airport. At March 31, 2012, the outstanding balance on the stand-alone facility was $3.4 million. The Company has classified $296,000 in current portion of long-term debt in the consolidated condensed balance sheet at March 31, 2012.

As of March 31, 2012, the Company classified $9.0 million relating to District Energy’s debt in the current portion of long-term debt in the consolidated condensed balance sheet at March 31, 2012, as it expects to repay this amount within one year.

Given the favorable interest rate environment, the Company is seeking to refinance The Gas Company’s credit facilities during 2012 ahead of its maturity in mid-2013. The Gas Company filed for the Hawaii Public Utilities Commission’s approval on April 5, 2012 and expects approval in early June of 2012. Pending regulatory approval, the Company expects to complete the refinancing in the third quarter of 2012.

7. Derivative Instruments and Hedging Activities

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

At March 31, 2012, the Company had $1.1 billion of current and long-term debt, $1.0 billion of which was economically hedged with interest rate swaps and $93.4 million of which was unhedged.

Effective February 25, 2009 for Atlantic Aviation and effective April 1, 2009 for the Company’s other businesses, the Company elected to discontinue hedge accounting. In prior periods, when the Company applied hedge accounting, changes in the fair value of derivatives that effectively offset the variability of cash flows on the Company’s debt interest obligations were recorded in other comprehensive income or loss. From the dates that hedge accounting was discontinued, all movements in the fair value of the interest rate swaps are recorded directly through earnings. As interest payments are made, a portion of the other comprehensive loss recorded under hedge accounting is also reclassified into earnings. The Company will reclassify into earnings $11.4 million of net derivative losses, included in accumulated other comprehensive loss as of March 31, 2012, over the remaining life of the existing interest rate swaps, of which approximately $9.3 million will be reclassified over the next 12 months.

As discussed in Note 6, “Long-Term Debt”, Atlantic Aviation must apply all of its excess cash flow to prepay debt whenever the leverage ratio, as defined by the amended credit facility, is equal to or greater than 6.0x to 1.0 for the trailing twelve months and must use 50% of excess cash flow to prepay debt whenever the leverage ratio is equal to or greater than 5.5x to 1.0 and below 6.0x to 1.0. Atlantic Aviation will record additional reclassifications from accumulated other comprehensive loss to interest expense if the business pays down its debt more quickly than originally anticipated.

Similarly, excess cash flow generated at District Energy must be applied toward the principal balance of the term loan during the last two years before maturity. District Energy will record additional reclassifications from accumulated other comprehensive loss to interest expense when the business pays down its debt more quickly than anticipated.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7. Derivative Instruments and Hedging Activities  – (continued)

The Company measures derivative instruments at fair value using the income approach which discounts the future net cash settlements expected under the derivative contracts to a present value. These valuations utilize primarily observable (“level 2”) inputs, including contractual terms, interest rates and yield curves observable at commonly quoted intervals.

The Company’s fair value measurements of its derivative instruments and the related location of the liabilities associated with the hedging instruments within the consolidated condensed balance sheets at March 31, 2012 and December 31, 2011 were as follows ($ in thousands):

	Liabilities at Fair Value(1)
	Interest Rate Swap Contracts Not Designated as Hedging Instruments
Balance Sheet Location	March 31, 2012	December 31, 2011
Fair value of derivative instruments – current liabilities	$32,084	$39,339
Fair value of derivative instruments – non-current liabilities	12,832	15,576
Total interest rate swap derivative contracts	$44,916	$54,915

(1)	Fair value measurements at reporting date were made using significant other observable inputs (“level 2”).

The Company’s hedging activities for the quarters ended March 31, 2012 and 2011 and the related location within the consolidated condensed financial statements were as follows ($ in thousands):

	Derivatives Not Designated as Hedging Instruments(1)
	Amount of Gain/Loss Recognized in Interest Expense for the Quarter Ended March 31,
Financial Statement Account	2012(2)	2011(3)
Interest expense	$(6,250)	$(8,583)
Total	$(6,250)	$(8,583)

(1)	All derivatives are interest rate swap contracts.
(2)	Gains recognized in interest expense for the quarter ended March 31, 2012 includes $11.6 million in interest rate swap payments, offset by unrealized derivative gains of $5.4 million arising from:
•	the change in fair value of interest rate swaps from the discontinuation of hedge accounting; and
•	interest rate swap break fees related to the pay down of debt at Atlantic Aviation.
(3)	Gains recognized in interest expense for the quarter ended March 31, 2011 includes $13.0 million in interest rate swap payments, offset by $4.4 million in unrealized derivative gains.

All of the Company’s derivative instruments are collateralized by all of the assets of the respective businesses.

8. Members’ Equity

The Company is authorized to issue 500,000,000 LLC interests. Each outstanding LLC interest of the Company is entitled to one vote on any matter with respect to which holders of LLC interests are entitled to vote.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Reportable Segments

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

	As of, and for the Quarter Ended, March 31,
	2012	2011
Revenue	$118,004	$110,831
Net income	$21,409	$19,090
Interest expense, net	6,591	4,683
Provision for income taxes	14,367	13,544
Depreciation and amortization	16,907	15,675
Other non-cash expenses (income)	188	(8)
EBITDA excluding non-cash items(1)	$59,462	$52,984
Capital expenditures paid	$37,070	$33,297
Property, equipment, land and leasehold improvements, net	1,122,961	1,054,560
Total assets balance	1,283,611	1,210,259

(1)	EBITDA consists of earnings before interest, taxes, depreciation and amortization. Non-cash items that are excluded consist of impairments, derivative gains and losses and all other non-cash income and expense items.

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

The revenue from the District Energy segment is included in service revenue and financing and equipment lease income. Included in service revenue is capacity revenue, which relates to monthly fixed contract charges, and consumption revenue, which relates to contractual rates applied to actual usage. Financing and equipment lease income relates to direct financing lease transactions and equipment leases to the business’ various customers. Finance lease revenue, recorded on the consolidated condensed statement of operations, is the interest portion of lease payments received from equipment leases with various customers

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Reportable Segments  – (continued)

primarily in Las Vegas. The principal portion of the cash receipts on these equipment leases are recorded in the operating activities of the consolidated condensed cash flow statements. District Energy provides its services to buildings primarily in the downtown Chicago, Illinois area and to a casino and a shopping mall located in Las Vegas, Nevada.

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

Revenue from external customers for the Company’s consolidated reportable segments was as follows ($ in thousands) (unaudited):

	Quarter Ended March 31, 2012
	Energy-related Businesses		Atlantic Aviation	Total Reportable Segments
	The Gas Company	District Energy
Revenue from Product Sales
Product sales	$31,629	$—	$141,325	$172,954
Product sales – utility	38,314	—	—	38,314
	69,943	—	141,325	211,268
Service Revenue
Other services	—	639	42,802	43,441
Cooling capacity revenue	—	5,495	—	5,495
Cooling consumption revenue	—	3,473	—	3,473
	—	9,607	42,802	52,409
Financing and Lease Income
Financing and equipment lease	—	1,179	—	1,179
	—	1,179	—	1,179
Total Revenue	$69,943	$10,786	$184,127	$264,856

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Reportable Segments  – (continued)

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

	Quarter Ended March 31, 2012
	Energy-related Businesses		Atlantic Aviation	Total Reportable Segments
	The Gas Company	District Energy
Net income (loss)	$5,742	$(14)	$6,982	$12,710
Interest expense, net	1,891	2,329	8,785	13,005
Provision (benefit) for income taxes	3,799	(10)	4,710	8,499
Depreciation	1,735	1,674	5,816	9,225
Amortization of intangibles	206	341	7,999	8,546
Other non-cash expense (income)	807	29	(141)	695
EBITDA excluding non-cash items	$14,180	$4,349	$34,151	$52,680

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Reportable Segments  – (continued)

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

Reconciliation of total reportable segments’ EBITDA excluding non-cash items to consolidated net income before income taxes are as follows ($ in thousands) (unaudited):

	Quarter Ended March 31,
	2012	2011
Total reportable segments EBITDA excluding non-cash items	$52,680	$47,302
Interest income	2	4
Interest expense	(13,007)	(14,469)
Depreciation(1)	(9,225)	(8,857)
Amortization of intangibles	(8,546)	(8,719)
Selling, general and administrative – corporate	(5,171)	(1,479)
Fees to manager	(4,995)	(3,632)
Equity in earnings and amortization charges of investee	9,501	8,362
Other expense, net	(508)	(668)
Total consolidated net income before income taxes	$20,731	$17,844

(1)	Depreciation includes depreciation expense for District Energy, which is reported in cost of services in the consolidated condensed statement of operations.

Capital expenditures for the Company’s reportable segments were as follows ($ in thousands) (unaudited):

	Quarter Ended March 31,
	2012	2011
The Gas Company	$4,222	$4,147
District Energy	234	564
Atlantic Aviation	2,613	2,451
Total	$7,069	$7,162

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Reportable Segments  – (continued)

Property, equipment, land and leasehold improvements, goodwill and total assets for the Company’s reportable segments as of March 31st were as follows ($ in thousands) (unaudited):

	Property, Equipment, Land and Leasehold Improvements		Goodwill		Total Assets
	2012	2011	2012	2011	2012	2011
The Gas Company	$159,983	$150,960	$120,193	$120,193	$378,859	$357,290
District Energy	140,354	145,251	18,647	18,647	214,142	223,957
Atlantic Aviation	257,753	263,465	377,335	375,413	1,371,044	1,403,924
Total	$558,090	$559,676	$516,175	$514,253	$1,964,045	$1,985,171

Reconciliation of reportable segments’ total assets to consolidated total assets ($ in thousands) (unaudited):

	As of March 31,
	2012	2011
Total assets of reportable segments	$1,964,045	$1,985,171
Investment in IMTT	129,567	223,727
Corporate and other	86,960	(15,706)
Total consolidated assets	$2,180,572	$2,193,192

10. Related Party Transactions

Management Services Agreement with Macquarie Infrastructure Management (USA) Inc. (the Manager)

As of March 31, 2012, the Manager held 4,524,332 LLC interests of the Company, which were acquired concurrently with the closing of the initial public offering in December 2004 and by reinvesting base management and performance fees in the Company. In addition, the Macquarie Group held LLC interests acquired in open market purchases.

On March 8, 2012, the Company paid a cash dividend of $0.20 per LLC interest related to the fourth quarter of 2011. The Manager received a dividend payment of $878,000. On April 30, 2012, the board of directors declared a cash dividend of $0.20 per LLC interest for the first quarter of 2012. This dividend is expected to be paid to all MIC LLC interest holders as of May 14, 2012 (record date), including the Manager, on May 17, 2012.

The Company has a management services agreement, or Management Agreement, with the Manager pursuant to which the Manager manages the Company’s day-to-day operations and oversees the management teams of the Company’s operating businesses. In addition, the Manager has the right to appoint the Chairman of the Board of the Company and an alternate, subject to minimum equity ownership, and to assign, or second, to the Company, on a full-time basis, employees to assume the role of Chief Executive Officer and Chief Financial Officer and second or make other personnel available as required.

In accordance with the Management Agreement, the Manager is entitled to a quarterly base management fee based primarily on the Company’s market capitalization, and a performance fee, based on the performance of the Company’s stock relative to a U.S. utilities index. For the quarters ended March 31, 2012 and 2011, the Manager did not earn a performance fee.

For the quarters ended March 31, 2012 and 2011, the Company incurred base management fees of $5.0 million and $3.6 million, respectively. The Manager elected to reinvest the base management fee of $5.0 million for the first quarter of 2012 in additional LLC interests. These LLC interests will be issued to the Manager during the second quarter of 2012. The Manager elected to reinvest the base management fee of

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Related Party Transactions  – (continued)

$3.6 million for the first quarter of 2011 in additional LLC interests and 144,742 LLC interests were issued to our Manager on June 6, 2011. The unpaid portion of the fees at the end of each reporting period is included in due to manager-related party in the consolidated condensed balance sheets.

The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its base management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries and investments, income taxes, audit and legal fees, acquisitions and dispositions and its compliance with applicable laws and regulations. During the quarters ended March 31, 2012 and 2011, the Manager charged the Company $89,000 and $62,000, respectively, for reimbursement of out-of-pocket expenses. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in due to manager-related party in the consolidated condensed balance sheets.

Advisory and Other Services from the Macquarie Group

The Macquarie Group, and wholly-owned subsidiaries within the Macquarie Group, including Macquarie Bank Limited, or MBL, and Macquarie Capital (USA) Inc., or MCUSA, have provided various advisory and other services and incurred expenses in connection with the Company’s equity raising activities, acquisitions and debt structuring for the Company and its businesses. Underwriting fees are recorded in members’ equity as a direct cost of equity offerings. Advisory fees and out-of-pocket expenses relating to acquisitions are expensed as incurred. Debt arranging fees are deferred and amortized over the term of the credit facility. No amounts were incurred during the quarter ended March 31, 2012.

Derivative Instruments and Hedging Activities

The Company has derivative instruments in place to fix the interest rate on certain outstanding variable-rate term loan facilities. MBL has provided interest rate swaps for The Gas Company. At March 31, 2012, The Gas Company had $160.0 million of its term loans hedged, of which MBL was providing the interest rate swaps for a notional amount of $48.0 million. The remainder of the swaps are from an unrelated third party. During the quarter ended March 31, 2012, The Gas Company made payments to MBL of $514,000 in relation to these swaps.

Other Transactions

Macquarie, through the Macquarie Insurance Facility (MIF), has an aggregated insurance buying program. By combining the insurance premiums of Macquarie owned and managed funds, MIF has been able to deliver very competitive terms to businesses that participate in the facility. MIF earns a commission from the insurers. In February 2012, the Company purchased its Directors and Officers liability insurance utilizing several of the MIF insurers. No payments were made to MIF by the Company during the quarter ended March 31, 2012 for Directors and Officers liability insurance.

Atlantic Aviation, The Gas Company, and District Energy purchase and renew property and casualty insurance coverage on an ongoing basis from insurance underwriters who then pay commissions to MIF. For the quarter ended March 31, 2012, no payments were made directly to MIF for property and casualty insurance.

Atlantic Aviation entered into a copiers lease agreement with Macquarie Equipment Finance, or MEF, an indirect subsidiary of Macquarie Group Limited. For the quarter ended March 31, 2012, Atlantic Aviation incurred $6,000 in lease expense on these copiers. As of March 31, 2012, Atlantic Aviation had prepaid the April 2012 monthly payment to MEF for $2,000, which is included in prepaid expenses in the consolidated condensed balance sheet.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Related Party Transactions  – (continued)

The Gas Company entered into licensing agreements with Utility Service Partners, Inc. and America’s Water Heater Rentals, LLC, both indirect subsidiaries of Macquarie Group Limited, to enable these entities to offer products and services to The Gas Company’s customer base. No payments were made under these arrangements during the quarter ended March 31, 2012.

In 2008, Macquarie Global Opportunities Partners, or MGOP, a private equity fund managed by the Macquarie Group, acquired Sentient Flight Group (“Sentient”), a jet membership, retail charter and fuel management business. The new company is called Sentient Flight Group (referred to hereafter as “Sentient”). Sentient was an existing customer of Atlantic Aviation. For the quarter ended March 31, 2012, Atlantic Aviation recorded $5.8 million in revenue from Sentient. As of March 31, 2012, Atlantic Aviation had $359,000 in receivables from Sentient, which is included in accounts receivable in the consolidated condensed balance sheets.

In addition, the Company and several of its subsidiaries have entered into a licensing agreement with the Macquarie Group related to the use of the Macquarie name and trademark. The Macquarie Group does not charge the Company any fees for this license.

11. Income Taxes

The Company expects to incur federal consolidated taxable income for the year ending December 31, 2012, which will be fully offset by the Company’s federal NOL carryforwards. The Company believes that it will be able to utilize the federal and certain state consolidated prior year NOLs. Accordingly, the Company has not provided a valuation allowance against any deferred tax assets generated in 2012, except for approximately $563,000 for certain state NOLs. Two of the Company’s businesses, IMTT and District Energy, are less than 80% owned by the Company, and those businesses file separate federal consolidated income tax returns.

In 2011, the Company increased the valuation allowance by $1.3 million for certain state net operating loss carryforwards.

The Company and its subsidiaries file separate and combined state income tax returns. In January 2011, Illinois enacted the Taxpayer Accountability and Budget Stabilization Act. The legislation increases the corporate income tax rate to 7.0% from 4.8% for taxable years beginning on or after January 1, 2011 and prior to January 1, 2015; 5.25% for taxable years beginning on or after January 1, 2015 and prior to January 1, 2025; and 4.8% for taxable years beginning on or after January 1, 2025. The income tax expense for the year ended December 31, 2011 includes a deferred income tax expense of approximately $147,000 to reflect the effects of the rate increase.

Uncertain Tax Positions

At March 31, 2012, the Company and its subsidiaries had a reserve of approximately $418,000 for benefits taken during 2012 and prior tax periods attributable to tax positions for which the probability of recognition is considered to be less than more likely than not. During the quarter ended March 31, 2012, the Company recorded an increase of $18,000 in the reserve and does not expect a material change in the reserve during the year ended December 31, 2012.

12. Legal Proceedings and Contingencies

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Legal Proceedings and Contingencies  – (continued)

Arbitration Proceeding Between MIC and Co-investor in IMTT

On April 18, 2011, MIC initiated formal arbitration proceedings with the Voting Trust of IMTT Holdings Inc. (“Voting Trust”) and IMTT Holdings Inc. under the auspices of the American Arbitration Association, as provided under the Shareholders’ Agreement, with respect to a dispute with the co-owner of IMTT regarding distributions. IMTT was named as a respondent because under the Shareholders’ Agreement it is responsible for any monetary damages resulting from a breach of the Shareholders’ Agreement by the Voting Trust. On March 29, 2012, the arbitration proceeding concluded with an award in MIC’s favor. The arbitration panel directed IMTT to pay a dividend in the amount of $221.2 million ($110.6 million to each of MIC and its co-investor) as the total dividend through December 31, 2011. The arbitration panel also denied all of the Voting Trust’s counterclaims and directed the parties to comply with certain corporate governance recommendations, including, among others, the retention of independent counsel to advise the Board of Directors of IMTT with respect to the rights, duties and obligations of its members under Delaware law. On April 1, 2012, MIC filed a complaint in Delaware Chancery Court to confirm the arbitration award.

Except noted above, there are no material legal proceedings other than as disclosed in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on February 22, 2012.

13. Subsequent Events

On April 30, 2012, the board of directors declared a distribution of $0.20 per share for the quarter ended March 31, 2012, which is expected to be paid on May 17, 2012 to holders of record on May 14, 2012.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Except as described below, there are no material legal proceedings, other than as previously disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on February 22, 2012.

On April 18, 2011, MIC initiated formal arbitration proceedings with the Voting Trust of IMTT Holdings Inc. (“Voting Trust”) and IMTT Holdings Inc. under the auspices of the American Arbitration Association, as provided under the Shareholders’ Agreement, with respect to a dispute with the co-owner of IMTT regarding distributions. IMTT was named as a respondent because under the Shareholders’ Agreement it is responsible for any monetary damages resulting from a breach of the Shareholders’ Agreement by the Voting Trust. On March 29, 2012, the arbitration proceeding concluded with an award in MIC’s favor. The arbitration panel directed IMTT to pay a dividend in the amount of $221.2 million ($110.6 million to each of MIC and its co-investor) as the total dividend through December 31, 2011. The arbitration panel also denied all of the Voting Trust’s counterclaims and directed the parties to comply with certain corporate governance recommendations, including, among others, the retention of independent counsel to advise the Board of Directors of IMTT with respect to the rights, duties and obligations of its members under Delaware law. On April 1, 2012, MIC filed a complaint in Delaware Chancery Court to confirm the arbitration award.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on February 22, 2012. Certain information in the risk factor entitled “We share ownership and voting control of IMTT with a third party co-investor. A representative and beneficiary of that co-investor is currently the CEO of IMTT. Our ability to exercise significant influence over the business or level of distributions from IMTT is limited, and we have been, and we may continue to be negatively impacted by disagreements with our co-investor regarding IMTT’s business and operations” has been updated by the information in “Legal Proceedings” in Part II, Item 1 above, which is incorporated by reference herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

An exhibit index has been filed as part of this Report on page E-1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACQUARIE INFRASTRUCTURE COMPANY LLC
Dated: May 2, 2012	By: /s/ James Hooke Name: James Hooke Title: Chief Executive Officer
Dated: May 2, 2012	By: /s/ Todd Weintraub Name: Todd Weintraub Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Third Amended and Restated Operating Agreement of Macquarie Infrastructure Company LLC (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2007)
3.2	Amended and Restated Certificate of Formation of Macquarie Infrastructure Assets LLC (incorporated by reference to Exhibit 3.8 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-116244))
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
101.0***	The following materials from the Quarterly Report on Form 10-Q of Macquarie Infrastructure Company LLC for the quarter ended March 31, 2012, filed on May 2, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011, (ii) the Consolidated Condensed Statement of Operations for the Quarters Ended March 31, 2012 and 2011 (Unaudited), (iii) the Consolidated Condensed Statements of Comprehensive Income for the Quarters Ended March 31, 2012 and 2011 (Unaudited), (iv) the Consolidated Condensed Statements of Cash Flows for the Quarters Ended March 31, 2012 and 2011 (Unaudited) and (v) the Notes to Consolidated Condensed Financial Statements (Unaudited).

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

E-1