Form 10-Q
period 2012-06-30
Macquarie Infrastructure CO LLC
filed 2012-08-01
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

There were 46,645,028 limited liability company interests without par value outstanding at July 31, 2012.

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

Overview

In analyzing the financial condition and results of operations of our businesses, we focus primarily on cash generation generally, and our ability to distribute cash to shareholders in particular. The ability of our businesses to generate cash, broadly, is tied to their ability to effectively manage the volume of products/ services sold and the margin earned on those sales. Offsetting these are required payments on debt facilities, taxes and capital expenditures necessary to maintain the productivity of the fixed assets of the businesses, among others.

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

At The Gas Company, our focus is on the number of customers served by each of the utility and non-utility portions of the business, and in the case of the non-utility portion, the margins achieved on sales of gas as well. The Gas Company has an active marketing program that seeks to develop new customers throughout Hawaii. We periodically pursue rate cases that allow for adjustment of the rates in the utility portion of the business, although we do not intend to pursue any significant rate case in 2012. The pricing of non-utility gas will be adjusted to reflect changes in the cost of the product and the costs associated with delivering it to customers. In addition to the existing utility and non-utility operations, The Gas Company is developing strategies related to the importation and distribution of Liquefied Natural Gas, or LNG. Small scale importation of LNG is expected to be underway in late 2012 or early 2013.

At District Energy, we focus on attracting and maintaining relationships with building owners and managers such that they choose to install or continue to use the business’ cooling services. Absent a resurgence in new construction in downtown Chicago, we expect District Energy to produce financial results consistent with prior years’, although full year results remain subject to slight variation based on the extent to which the temperatures and humidity in Chicago are above or below historic norms.

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

Improvement in general aviation activity levels has resulted in improvement in the operating performance of Atlantic Aviation. Atlantic Aviation is generating a substantial amount of cash; however a significant portion of that cash will be used to reduce Atlantic Aviation’s indebtedness. Those repayments are expected to enhance the terms on which we may be able to refinance this debt prior to its maturity in 2014.

Arbitration Proceeding Between MIC and Co-investor in IMTT

On April 18, 2011, MIC initiated formal arbitration proceedings with the Voting Trust of IMTT Holdings Inc. (“Voting Trust”) and IMTT Holdings Inc. under the auspices of the American Arbitration Association, as provided under the Shareholders’ Agreement, with respect to a dispute with the co-owner of IMTT regarding distributions. IMTT was named as a respondent because under the Shareholders’ Agreement it is responsible for any monetary damages resulting from a breach of the Shareholders’ Agreement by the Voting Trust. On March 29, 2012, the arbitration proceeding concluded with an award in MIC’s favor. The arbitration panel directed IMTT to pay a distribution in the amount of $221.2 million ($110.6 million to each of MIC and its co-investor) as the total distribution through December 31, 2011. The arbitration panel also denied all of the Voting Trust’s counterclaims and directed the parties to comply with certain corporate governance recommendations, including, among others, the retention of independent counsel to advise the Board of Directors of IMTT with respect to the rights, duties and obligations of its members under Delaware law. On May 25, 2012, the Delaware Court of Chancery entered a judgment confirming the arbitration award in all respects, following which, in June of 2012, MIC received $110.6 million from IMTT in payment of a distribution.

2012 Distribution Dispute Between MIC and Co-Investor in IMTT

Distributions calculated by us in accordance with the Shareholders’ Agreement between MIC and its co-investor in IMTT (“Voting Trust”) for the first and second quarters of 2012 were $45.3 million ($22.6 million per shareholder) and $55.3 million ($27.7 million per shareholder), respectively. The Voting Trust appointed members of IMTT’s Board voted against resolutions authorizing those distributions, saying that they would prefer IMTT retain greater cash reserves in the business. Cash, cash equivalents and available committed and unutilized credit facilities would have totaled $219.6 million and $241.4 million at March 31, 2012 and June 30, 2012, respectively, had the distributions been paid as required under the Shareholders’Agreement. MIC believes that these cash reserve amounts are more than sufficient for IMTT.

Subsequently, on July 20, 2012 and July 31, 2012, the IMTT Board unanimously approved the payment of distributions in the amounts of $17.8 million ($8.9 million per shareholder) and $18.7 million ($9.3 million per shareholder) for the first and second quarters of 2012, respectively. The first quarter distribution was paid on July 24, 2012 and the second quarter distribution is expected to be paid in August of 2012. Both shareholders reserved their rights to dispute the amounts payable.

We believe that the failure of the Voting Trust-appointed members of IMTT’s Board to approve the distributions as calculated by MIC is a breach of the Shareholders’ Agreement and violates the terms of the

March 30, 2012 Arbitration Award that clarified the Shareholders’ Agreement and prescribed the manner for calculating the distribution payable. We further believe that this failure is a violation of the Arbitration Award and has damaged MIC.

The parties appear to be at an impasse with respect to determining the amount of cash, cash equivalents and/or available committed and unutilized credit facilities that are required to be maintained under the Shareholders’ Agreement as interpreted by the Arbitration Award. Accordingly, as prescribed by the Shareholders’Agreement, we may have to commence an arbitration proceeding to collect the total amounts due MIC for the first and second quarters of 2012 and to recover costs and damages. While no timeline has been established for the proceeding, we believe it can be concluded in early 2013.

Dividends

Since January 1, 2011, MIC has paid or declared the following dividends:

Declared	Period Covered	$ per LLC Interest	Record Date	Payable Date
July 30, 2012	Second quarter 2012	$0.625	August 13, 2012	August 16, 2012
April 30, 2012	First quarter 2012	$0.20	May 14, 2012	May 17, 2012
February 1, 2012	Fourth quarter 2011	$0.20	March 5, 2012	March 8, 2012
October 31, 2011	Third quarter 2011	$0.20	November 14, 2011	November 17, 2011
August 1, 2011	Second quarter 2011	$0.20	August 15, 2011	August 18, 2011
May 2, 2011	First quarter 2011	$0.20	May 11, 2011	May 18, 2011

Our Board has expressed its intent to distribute substantially all of the cash generated by our businesses to our shareholders in the form of a quarterly cash dividend. Not all of the cash flow generated by our businesses is currently available for distribution. The payment of a cash dividend of $0.625 per share is being paid out of cash generated by our operating entities, supplemented by cash on hand, including the $110.6 million of distributions received from IMTT discussed above. Following the successful refinancing of Atlantic Aviation’s debt facilities prior to their maturity in October of 2014, and contingent upon the resolution of matters limiting the distribution of cash from IMTT (described above), the continued stable performance of MIC’s businesses, and subject to prevailing economic conditions, our Board will consider increasing the amount of the quarterly cash dividend.

Tax Treatment of Dividends

We expect that dividends paid in 2012 are likely to be characterized in part as a dividend and in part as a return of capital for tax purposes. Shareholders would include in their taxable income that portion which is characterized as a dividend. We anticipate that any portion that is characterized as a dividend for U.S. federal income tax purposes will be eligible for treatment as qualified dividend income, subject to the shareholder having met the holding period requirements as defined by the Internal Revenue Code. Any portion that is characterized as a return of capital for tax purposes would generally not be includable in the shareholder’s taxable income, but would reduce the shareholder’s basis in the shares on which the dividend was paid. Dividends characterized as a return of capital in excess of a shareholder’s tax basis may result in a capital gain. Holders of MIC LLC interests are encouraged to seek their own tax advice with regards to their investment in MIC.

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

As a result of having federal net operating loss, or NOL, carryforwards, we do not expect to have a consolidated regular federal income tax liability or make regular federal tax payments at least through the 2013 tax year. However, we expect to pay an Alternative Minimum Tax of approximately $620,000 for 2012, which includes $150,000 related to District Energy. We expect that the Alternative Minimum Tax paid for 2012 will be available as a credit against regular federal income taxes in the future. The cash state and local taxes paid by our individual businesses are discussed in the sections entitled “Income Taxes” for each of these businesses.

Pursuant to the tax sharing agreements, the individual businesses included in our consolidated federal income tax return pay MIC an amount equal to the federal income taxes each would have paid on a standalone basis if they were not part of the MIC consolidated federal income tax return.

Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010

In December 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (the “Act”) was signed. The Act provides for 100% tax depreciation for certain fixed assets placed in service after September 8, 2010 and before January 1, 2012, and 50% tax depreciation for certain fixed assets placed in service during 2012 for federal income tax purposes. Generally, states do not allow this tax depreciation deduction in determining state taxable income. Importantly, Illinois and Louisiana, two states in which we have significant operations, do permit the use of federal tax depreciation deductions in calculating state taxable income. The Company took and will take into consideration the benefits of these accelerated depreciation provisions of the Act when evaluating capital expenditure plans for the remainder of 2012.

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

Results of Operations

Consolidated

Key Factors Affecting Operating Results:

•	strong performance from our energy-related businesses reflecting:
•	an increase in average storage rates and capacity utilization at IMTT;
•	an increase in non-utility contribution margin at The Gas Company; and
•	an increase in consumption gross profit at District Energy.
•	improved contribution from Atlantic Aviation reflecting:
•	increased volume of general aviation fuel sold; and
•	lower interest expense; partially offset by
•	reduced de-icing revenue.

Results of Operations: Consolidated – (continued)

Our consolidated results of operations are as follows:

	Quarter Ended June 30,		Change Favorable/(Unfavorable)		Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2012	2011	$	%	2012	2011	$	%
	($ In Thousands) (Unaudited)
Revenue
Revenue from product sales	$169,129	$161,582	7,547	4.7	$342,083	$314,646	27,437	8.7
Revenue from product sales – utility	36,807	36,421	386	1.1	75,121	70,694	4,427	6.3
Service revenue	51,430	47,923	3,507	7.3	103,839	99,170	4,669	4.7
Financing and equipment lease income	1,150	1,261	(111)	(8.8)	2,329	2,548	(219)	(8.6)
Total revenue	258,516	247,187	11,329	4.6	523,372	487,058	36,314	7.5
Costs and expenses
Cost of product sales	115,720	113,226	(2,494)	(2.2)	235,101	218,551	(16,550)	(7.6)
Cost of product sales – utility	31,324	30,772	(552)	(1.8)	63,496	57,637	(5,859)	(10.2)
Cost of services	13,784	12,690	(1,094)	(8.6)	26,445	24,844	(1,601)	(6.4)
Gross profit	97,688	90,499	7,189	7.9	198,330	186,026	12,304	6.6
Selling, general and administrative	50,467	48,309	(2,158)	(4.5)	105,730	99,979	(5,751)	(5.8)
Fees to manager-related party	4,760	4,156	(604)	(14.5)	9,755	7,788	(1,967)	(25.3)
Depreciation	7,557	8,623	1,066	12.4	15,108	15,833	725	4.6
Amortization of intangibles	8,546	16,044	7,498	46.7	17,092	24,763	7,671	31.0
Loss on disposal of assets	327	1,225	898	73.3	327	1,225	898	73.3
Total operating expenses	71,657	78,357	6,700	8.6	148,012	149,588	1,576	1.1
Operating income	26,031	12,142	13,889	114.4	50,318	36,438	13,880	38.1
Other income (expense)
Interest income	4	97	(93)	(95.9)	6	101	(95)	(94.1)
Interest expense(1)	(10,925)	(19,866)	8,941	45.0	(23,932)	(34,335)	10,403	30.3
Equity in earnings and amortization charges of investees	6,805	3,270	3,535	108.1	16,306	11,632	4,674	40.2
Other income (expense), net	48	(46)	94	NM	(4)	(395)	391	99.0
Net income (loss) before income taxes	21,963	(4,403)	26,366	NM	42,694	13,441	29,253	NM
(Provision) benefit for income taxes	(9,935)	488	(10,423)	NM	(16,456)	(6,498)	(9,958)	(153.2)
Net income (loss)	$12,028	$(3,915)	15,943	NM	$26,238	$6,943	19,295	NM
Less: net income (loss) attributable to noncontrolling interests	890	(1,425)	(2,315)	(162.5)	1,008	(1,732)	(2,740)	(158.2)
Net income (loss) attributable to MIC LLC	$11,138	$(2,490)	13,628	NM	$25,230	$8,675	16,555	190.8

NM — Not meaningful

(1)	Interest expense includes non-cash gains on derivative instruments of $7.5 million and $13.1 million for the quarter and six months ended June 30, 2012, respectively. For the quarter and six months ended June 30, 2011, interest expense includes non-cash losses on derivative instruments of $545,000 and non-cash gains on derivative instruments of $5.0 million, respectively.

Results of Operations: Consolidated – (continued)

Gross Profit

Consolidated gross profit increased reflecting improved results in the non-utility business at The Gas Company and both fuel and non-fuel gross profit at Atlantic Aviation and at District Energy.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased primarily due to legal costs at the holding company level, most significantly those incurred in the arbitration proceedings between MIC and its IMTT co-investor. Selling, general and administrative expenses were also higher at The Gas Company and District Energy.

Fees to Manager

Base management fees to our Manager increased in line with our increased market capitalization. Our Manager elected to reinvest its base management fees for the six months ended June 30, 2012 and the year ended December 31, 2011, respectively, in additional LLC interests as follows:

Period	Base Management Fee Amount ($ in thousands)	LLC Interests Issued	Issue Date
2012 Activities:
Second quarter 2012	$4,760	(1)	(1)
First quarter 2012	4,995	147,682	May 31, 2012
2011 Activities:
Fourth quarter 2011	$4,222	135,987	March 20, 2012
Third quarter 2011	3,465	130,344	November 30, 2011
Second quarter 2011	4,156	179,623	August 31, 2011
First quarter 2011	3,632	144,742	June 6, 2011

(1)	LLC interests for the second quarter of 2012 base management fee will be issued to our Manager during the third quarter of 2012.

Depreciation

The decrease in depreciation primarily reflects the non-cash asset impairment charge of $1.4 million recorded at Atlantic Aviation during the quarter ended June 30, 2011. This non-cash impairment charge resulted from adverse trading conditions specific to three small locations. There were no fixed asset related impairment charges during the six months ended June 30, 2012.

Amortization of Intangibles

The decrease in amortization of intangibles expense reflects the non-cash impairment charge of $7.3 million recorded at Atlantic Aviation during the quarter ended June 30, 2011. This impairment charge resulted from adverse trading conditions specific to three small locations. There were no intangible asset related impairment charges during the six months ended June 30, 2012.

Interest Expense and Gains on Derivative Instruments

Interest expense includes non-cash gains on derivative instruments of $7.5 million and $13.1 million for the quarter and six months ended June 30, 2012, respectively, and non-cash losses of $545,000 and non-cash gains on derivative instruments of $5.0 million for the quarter and six months ended June 30, 2011, respectively. Non-cash gains (losses) on derivatives recorded in interest expense are attributable to the change in fair value of interest rate swaps and includes the reclassification of amounts from accumulated other comprehensive loss into earnings. Excluding the portion related to non-cash gains (losses) on derivatives, interest expense decreased for the six months ended June 30, 2012 primarily due to the lower term loan principal balance at Atlantic Aviation.

Results of Operations: Consolidated – (continued)

Equity in Earnings and Amortization Charges of Investee

The increase in equity in the earnings for the six months ended June 30, 2012 reflects our share of the net income of IMTT and our share of the non-cash derivative gains for the six months ended June 30, 2012 compared with non-cash losses for the six months ended June 30, 2011.

The increase in equity in the earnings for the quarter ended June 30, 2012 reflects our share of the net income of IMTT and our share of the decrease in non-cash losses for the quarter ended June 30, 2012 compared with the quarter ended June 30, 2011.

IMTT’s net income increased for the quarter and six months ended June 30, 2012 as a result of improvements in operating results.

Income Taxes

For 2012, we expect that any consolidated taxable income will be fully offset by our NOL carryforwards. At December 31, 2011, our federal NOL balance was $135.2 million. This balance excludes the NOL carryforwards of District Energy (see District Energy — Income Taxes below). For 2012, we expect to pay a federal Alternative Minimum Tax of approximately $620,000, which includes $150,000 related to District Energy.

As we own less than 80% of IMTT and District Energy, these businesses are not included in our consolidated federal tax return. These businesses file separate federal income tax returns. We expect that dividends from District Energy in 2012 will be treated as taxable dividends and qualify for the 80% Dividends Received Deduction. With respect to IMTT, we expect that no more than $190,000 of distributions received will be taxable as a dividend, with the balance being a return of capital.

As of June 30, 2012, our projected full year federal and state income taxes will be approximately 38.54% of net income before taxes. Accordingly, our provision for income taxes for the six months ended June 30, 2012 is approximately $16.5 million, of which $2.2 million is for state and local income taxes. The difference between our effective tax rate and the U.S. federal statutory rate of 35% is primarily attributable to state and local income taxes and adjustments for our less than 80% owned businesses.

Valuation allowance:

From the date of sale of the noncontrolling interest in District Energy and onwards, we evaluate the need for a valuation allowance against our deferred tax assets without taking into consideration the deferred tax liabilities of District Energy. As of December 31, 2011, our valuation allowance was approximately $10.5 million. In calculating our consolidated income tax provision for the six months ended June 30, 2012, we provided for an increase in the valuation allowance of $897,000. During 2011, we increased the valuation allowance by $1.3 million for certain state NOL carryforwards.

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

Results of Operations: Consolidated – (continued)

A reconciliation of net income (loss) attributable to MIC LLC to EBITDA excluding non-cash items and EBITDA excluding non-cash items to Free Cash Flow, on a consolidated basis, is provided below:

	Quarter Ended June 30,		Change Favorable/(Unfavorable)		Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2012	2011	$	%	2012	2011	$	%
	($ In Thousands) (Unaudited)
Net income (loss) attributable to MIC LLC(1)	$11,138	$(2,490)			$25,230	$8,675
Interest expense, net(2)	10,921	19,769			23,926	34,234
Provision (benefit) for income taxes	9,935	(488)			16,456	6,498
Depreciation(3)	7,557	8,623			15,108	15,833
Depreciation – cost of services(3)	1,677	1,658			3,351	3,305
Amortization of intangibles(4)	8,546	16,044			17,092	24,763
Loss on disposal of assets	47	1,153			47	1,153
Equity in earnings and amortization charges of investees(5)	9,501	(3,270)			—	(11,632)
Base management fees settled/to be settled in LLC interests	4,760	4,156			9,755	7,788
Other non-cash expense (income), net	1,974	(759)			2,725	(313)
EBITDA excluding non-cash items	$66,056	$44,396	21,660	48.8	$113,690	$90,304	23,386	25.9
EBITDA excluding non-cash items	$66,056	$44,396			$113,690	$90,304
Interest expense, net(2)	(10,921)	(19,769)			(23,926)	(34,234)
Interest rate swap breakage fees(2)	(252)	(627)			(500)	(1,732)
Non-cash derivative (gains) losses recorded in interest expense(2)	(7,232)	1,172			(12,614)	(3,233)
Amortization of debt financing costs(2)	965	1,030			1,943	2,060
Cash distributions received in excess of equity in earnings and amortization charges of investees(6)	54,625	—			54,625	—
Equipment lease receivables, net	872	753			1,710	1,493
Provision/benefit for income taxes, net of changes in deferred taxes	(1,573)	(196)			(2,326)	(1,128)
Changes in working capital	(1,439)	(7,014)			(7,771)	(12,243)
Cash provided by operating activities	101,101	19,745			124,831	41,287
Changes in working capital	1,439	7,014			7,771	12,243
Maintenance capital expenditures	(4,734)	(3,912)			(8,461)	(7,074)
Free cash flow	$97,806	$22,847	74,959	NM	$124,141	$46,456	77,685	167.2

(1)	Net income (loss) attributable to MIC LLC excludes net income attributable to noncontrolling interests of $890,000 and $1.0 million for the quarter and six months ended June 30, 2012, respectively, and net loss attributable to noncontrolling interests of $1.4 million and $1.7 million for the quarter and six months ended June 30, 2011, respectively.
(2)	Interest expense, net, includes non-cash gains (losses) on derivative instruments, non-cash amortization of deferred financing fees and interest rate swap breakage fees.
(3)	Depreciation — cost of services includes depreciation expense for District Energy, which is reported in cost of services in our consolidated condensed statements of operations. Depreciation and Depreciation — cost of services does not include acquisition-related step-up depreciation expense of $2.0 million and $3.9 million for the quarter and six months ended June 30, 2012, respectively, and $1.9 million and $3.6 million for the quarter and six months ended June 30, 2011, respectively, in connection with our investment in IMTT, which is reported in equity in earnings and amortization charges of investees in our consolidated condensed statements of operations.

Results of Operations: Consolidated – (continued)

(4)	Amortization of intangibles does not include acquisition-related step-up amortization expense of $85,000 and $171,000 for the quarter and six months ended June 30, 2012, respectively, and $151,000 and $435,000 for the quarter and six months ended June 30, 2011, respectively, in connection with our investment in IMTT, which is reported in equity in earnings and amortization charges of investees in our consolidated condensed statements of operations.
(5)	Equity in earnings and amortization charges of investees in the above table includes our 50% share of IMTT's earnings, offset by the distributions we received only up to our share of the earnings recorded in the calculation for EBITDA excluding non-cash items. For the quarter and six months ended June 30, 2012, we recognized equity in earnings and amortization charges of investee income of $6.8 million and $16.3 million, respectively, in the consolidated condensed statement of operations, which was fully offset by the cash distributions received in June of 2012. The $9.5 million for the quarter ended June 30, 2012 represents the excess cash distributions received from IMTT over $16.3 million that was applied on the equity in earnings and amortization charges of investee income recognized during the quarter. See “Arbitration Proceeding Between MIC and Co-investor in IMTT” for further discussions.
(6)	Cash distributions received in excess of equity in earnings and amortization charges of investee in the above table is the excess cumulative distributions received to the cumulative earnings recorded in equity in earnings and amortization charges of investees, since our investment in IMTT, adjusted for the current periods equity in earnings and amortization charges of investees in the calculation from net income (loss) attributable to MIC LLC to EBITDA excluding non-cash items above. The cummulative allocation of the $110.6 million distributions received in June of 2012 was $70.9 million recorded in net cash provided by operating activities and $39.6 million recorded in net cash provided by investing activities, as a return on investment, on the consolidated condensed statements of cash flows. See“Arbitration Proceeding Between MIC and Co-investor in IMTT” for further discussions.

Energy-Related Businesses

IMTT

We account for our 50% interest in IMTT under the equity method. To enable meaningful analysis of IMTT’s performance across periods, IMTT’s overall performance is discussed below, rather than IMTT’s contribution to our consolidated results.

Key Factors Affecting Operating Results:

•	terminal revenue and terminal gross profit increased principally due to an increase in average tank rental rates and higher utilization; and
•	lower labor and repairs and maintenance costs; partially offset by
•	a decrease in environmental response service gross profit, principally due to a lower level of spill response activity.

Energy-Related Business: IMTT – (continued)

	Quarter Ended June 30,				Six Months Ended June 30,
	2012	2011	Change Favorable/(Unfavorable)		2012	2011	Change Favorable/(Unfavorable)
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Revenue
Terminal revenue	109,167	101,436	7,731	7.6	220,784	207,451	13,333	6.4
Environmental response revenue	4,596	5,514	(918)	(16.6)	10,983	10,330	653	6.3
Total revenue	113,763	106,950	6,813	6.4	231,767	217,781	13,986	6.4
Costs and expenses
Terminal operating costs	45,905	48,121	2,216	4.6	92,377	94,170	1,793	1.9
Environmental response operating costs	4,446	4,012	(434)	(10.8)	9,602	8,743	(859)	(9.8)
Total operating costs	50,351	52,133	1,782	3.4	101,979	102,913	934	0.9
Terminal gross profit	63,262	53,315	9,947	18.7	128,407	113,281	15,126	13.4
Environmental response gross profit	150	1,502	(1,352)	(90.0)	1,381	1,587	(206)	(13.0)
Gross profit	63,412	54,817	8,595	15.7	129,788	114,868	14,920	13.0
General and administrative expenses	7,341	7,717	376	4.9	14,800	15,580	780	5.0
Depreciation and amortization	17,117	16,360	(757)	(4.6)	34,024	32,035	(1,989)	(6.2)
Operating income	38,954	30,740	8,214	26.7	80,964	67,253	13,711	20.4
Interest expense, net(1)	(11,790)	(16,311)	4,521	27.7	(18,381)	(20,994)	2,613	12.4
Other income	807	341	466	136.7	1,263	1,120	143	12.8
Provision for income taxes	(11,869)	(5,903)	(5,966)	(101.1)	(26,236)	(19,447)	(6,789)	(34.9)
Noncontrolling interest	(86)	66	(152)	NM	(185)	91	(276)	NM
Net income	16,016	8,933	7,083	79.3	37,425	28,023	9,402	33.6
Reconciliation of net income to EBITDA excluding non-cash items:
Net income	16,016	8,933			37,425	28,023
Interest expense, net(1)	11,790	16,311			18,381	20,994
Provision for income taxes	11,869	5,903			26,236	19,447
Depreciation and amortization	17,117	16,360			34,024	32,035
Other non-cash expense (income)	90	(46)			278	(54)
EBITDA excluding non-cash items	56,882	47,461	9,421	19.8	116,344	100,445	15,899	15.8
EBITDA excluding non-cash items	56,882	47,461			116,344	100,445
Interest expense, net(1)	(11,790)	(16,311)			(18,381)	(20,994)
Non-cash derivative losses (gains) recorded in interest expense(1)	2,316	7,640			(363)	3,308
Amortization of debt financing costs(1)	809	807			1,614	1,618
Provision for income taxes, net of changes in deferred taxes	(3,769)	304			(8,603)	(7,584)
Changes in working capital	4,683	(14,479)			12,298	(12,847)
Cash provided by operating activities	49,131	25,422			102,909	63,946
Changes in working capital	(4,683)	14,479			(12,298)	12,847
Maintenance capital expenditures	(7,335)	(13,005)			(15,453)	(21,519)
Free cash flow	37,113	26,896	10,217	38.0	75,158	55,274	19,884	36.0

NM — Not meaningful

(1)	Interest expense, net, includes non-cash (losses) gains on derivative instruments and non-cash amortization of deferred financing fees.

Energy-Related Business: IMTT – (continued)

Revenue and Gross Profit

The increase in terminal revenue primarily reflects growth in storage revenue. Storage revenue grew due to an increase in average rental rates of 5.8% and 5.7% for the quarter and six months ended June 30, 2012, respectively, as compared with the quarter and six months ended June 30, 2011. Of the 12.7 million barrels of storage to be renewed in 2012, approximately 31% was renewed during the six months ended June 30, 2012. As previously disclosed, a disproportionately large share of the 2012 renewals is due to occur in the latter part of the year. At this stage, visibility into future pricing remains unclear. MIC believes that full year average storage rates will increase for fiscal 2012 as compared with fiscal 2011 between 5.5% and 7.5%.

Capacity utilization was 94.3% and 95.1% for the quarter and six months ended June 30, 2012, respectively, compared with 94.3% and 94.0% for the quarter and six months ended June 30, 2011, respectively, as fewer tanks were taken out of service for cleaning and inspection in the first quarter of 2012 as compared with the second quarter of 2012. MIC believes the full year capacity utilization will be at 2011 levels.

Terminal operating costs were lower for the quarter and six months ended June 30, 2012 as compared with the quarter and six months ended June 30, 2011 primarily due to lower fuel costs, reflecting a lower cost of natural gas, labor costs and maintenance and repair costs. As anticipated, repair and maintenance costs and labor costs decreased as unfavorable health care claims and tank repairs in the first half of 2011 did not recur.

Gross profit from environmental response services decreased with a lower level of spill response activity during the quarter and six months ended June 30, 2012.

General and Administrative Expenses

General and administrative expenses decreased for the quarter and six months ended June 30, 2012 as compared with the quarter and six months ended June 30, 2011 primarily due to reclassification of loan commitment fees to interest expense.

Depreciation and Amortization

Depreciation and amortization expense increased for the quarter and six months ended June 30, 2012 as IMTT placed capital assets in service, resulting in higher asset balances.

Interest Expense, Net

Interest expense, net, includes non-cash losses of $2.3 million and non-cash gains of $363,000 on derivative instruments for the quarter and six months ended June 30, 2012, respectively. For the quarter and six months ended June 30, 2011, interest expense, net, includes non-cash losses on derivative instruments of $7.6 million and $3.3 million, respectively.

Cash interest paid was $8.4 million and $16.7 million for the quarter and six months ended June 30, 2012, respectively, and $8.2 million and $16.8 million for the quarter and six months ended June 30, 2011, respectively.

Income Taxes

The business files a consolidated federal income tax return and separate state income tax returns in five states.

For 2012, IMTT estimates it will pay approximately $12.0 million of federal income taxes and $5.2 million of state income taxes. IMTT’s actual federal tax liability could be higher or lower depending on value of capital assets placed in service during the year and the extent to which IMTT is able to realize the benefits of bonus depreciation of those assets.

In the first quarter of 2012, IMTT recorded a current income tax provision of $11.4 million. This provision included the tax benefits of accelerated depreciation on only those assets actually placed in service during the first quarter of 2012. Generally Accepted Accounting Principles require IMTT to estimate the tax benefits of accelerated depreciation on assets expected to be placed in service during the entire year and recognize those benefits on a pro-rata basis in each interim period. Therefore, MIC recalculated the current income tax provision provided by IMTT.

Energy-Related Business: IMTT – (continued)

Based on MIC’s recalculation, the current income tax provision for the first quarter of 2012 should have been $4.8 million instead of the $11.4 million reported. The $6.6 million reduction in the current income tax provision for the first quarter of 2012 was offset by a $6.6 million increase in the deferred income tax provision resulting in no net change to the total tax provision for the first quarter of 2012. The recalculated current income tax provision for the quarter and six months ended June 30, 2012 of $3.8 million and $8.6 million, respectively, is reflected in the “Provision for income taxes, net of changes in deferred taxes” line in the above table.

For 2011, IMTT recorded $28.9 million of federal income tax expense and $5.9 million of state income tax expense. IMTT made federal tax payments related to 2011 of $8.4 million and state tax payments of $4.7 million. The federal income tax expense exceeded the cash taxes primarily due to the benefit of accelerated tax depreciation, which is discussed below.

A significant difference between IMTT’s book and federal taxable income relates to depreciation of terminalling fixed assets. For book purposes, these fixed assets are depreciated primarily over 15 to 30 years using the straight-line method of depreciation. For federal income tax purposes, these fixed assets are depreciated primarily over 5 to 15 years using accelerated methods. Most terminalling fixed assets placed in service in 2010, 2011 and 2012 did or should qualify for the federal 50% or 100% tax depreciation, except assets placed in service in Louisiana and financed with GO Zone Bonds. A significant portion of Louisiana terminalling fixed assets constructed since Hurricane Katrina were financed with Gulf Opportunity Zone Bonds (“GO Zone Bonds”). GO Zone Bond financed assets are depreciated, for tax purposes, primarily over 9 to 20 years using the straight-line depreciation method. Most of the states in which the business operates do not allow the use of the federal tax depreciation calculation methods.

The Gas Company

Key Factors Affecting Operating Results:

•	an increase in non-utility contribution margin driven by margin management and an increase in the volume of gas sold; and
•	an increase in utility contribution margin driven by an increase in the volume of gas sold; partially offset by
•	higher operating costs primarily due to an increase in welfare and benefit costs, overtime and vendor services.

Energy-Related Business: The Gas Company – (continued)

	Quarter Ended June 30,				Six Months EndedJune 30,
	2012	2011	Change Favorable/(Unfavorable)		2012	2011	Change Favorable/(Unfavorable)
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Contribution margin
Revenue – non-utility	29,748	26,935	2,813	10.4	61,377	54,286	7,091	13.1
Cost of revenue – non-utility	13,554	14,315	761	5.3	29,127	30,372	1,245	4.1
Contribution margin – non-utility	16,194	12,620	3,574	28.3	32,250	23,914	8,336	34.9
Revenue – utility	36,807	36,421	386	1.1	75,121	70,694	4,427	6.3
Cost of revenue – utility	27,149	27,206	57	0.2	55,366	51,211	(4,155)	(8.1)
Contribution margin – utility	9,658	9,215	443	4.8	19,755	19,483	272	1.4
Total contribution margin	25,852	21,835	4,017	18.4	52,005	43,397	8,608	19.8
Production	2,127	1,778	(349)	(19.6)	4,133	3,454	(679)	(19.7)
Transmission and distribution	5,649	5,021	(628)	(12.5)	11,097	9,419	(1,678)	(17.8)
Gross profit	18,076	15,036	3,040	20.2	36,775	30,524	6,251	20.5
Selling, general and administrative expenses	4,558	4,041	(517)	(12.8)	9,815	8,258	(1,557)	(18.9)
Depreciation and amortization	1,902	1,802	(100)	(5.5)	3,843	3,575	(268)	(7.5)
Operating income	11,616	9,193	2,423	26.4	23,117	18,691	4,426	23.7
Interest expense, net(1)	(1,516)	(3,483)	1,967	56.5	(3,407)	(5,497)	2,090	38.0
Other expense	(63)	(127)	64	50.4	(132)	(279)	147	52.7
Provision for income taxes	(3,913)	(2,310)	(1,603)	(69.4)	(7,712)	(5,212)	(2,500)	(48.0)
Net income(2)	6,124	3,273	2,851	87.1	11,866	7,703	4,163	54.0
Reconciliation of net income to EBITDA excluding non-cash items:
Net income(2)	6,124	3,273			11,866	7,703
Interest expense, net(1)	1,516	3,483			3,407	5,497
Provision for income taxes	3,913	2,310			7,712	5,212
Depreciation and amortization	1,902	1,802			3,843	3,575
Other non-cash expenses	995	512			1,802	1,182
EBITDA excluding non-cash items	14,450	11,380	3,070	27.0	28,630	23,169	5,461	23.6
EBITDA excluding non-cash items	14,450	11,380			28,630	23,169
Interest expense, net(1)	(1,516)	(3,483)			(3,407)	(5,497)
Non-cash derivative (gains) losses recorded in interest expense(1)	(832)	1,173			(1,297)	897
Amortization of debt financing costs(1)	119	120			239	239
Provision for income taxes, net of changes in deferred taxes	(2,205)	(1,260)			(4,375)	(3,545)
Changes in working capital	(847)	(2,034)			(3,705)	(6,449)
Cash provided by operating activities	9,169	5,896			16,085	8,814
Changes in working capital	847	2,034			3,705	6,449
Maintenance capital expenditures	(1,421)	(1,660)			(3,185)	(3,920)
Free cash flow	8,595	6,270	2,325	37.1	16,605	11,343	5,262	46.4

(1)	Interest expense, net, includes non-cash gains (losses) on derivative instruments and non-cash amortization of deferred financing fees.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Energy-Related Business: The Gas Company – (continued)

Management believes that the presentation and analysis of contribution margin, a non-GAAP performance measure, is meaningful to understanding the business’ performance under both a utility rate structure and a non-utility unregulated pricing structure. Regulation of the utility portion of The Gas Company’s operations provides for the pass through of increases or decreases in feedstock costs to customers. Changes in the cost of Liquefied Petroleum Gas, or LPG, distributed to non-utility customers can be recovered in pricing, subject to competitive conditions.

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

Contribution Margin and Operating Income

Non-utility contribution margin improved as the result of margin management, input cost reduction and an increase in volume of gas sold. The volume of gas sold in the non-utility business increased 10.0% and 8.3% for the quarter and six months ended June 30, 2012, respectively, despite disruptions in supply from the local refineries.

Utility contribution margin was higher for the quarter and six months ended June 30, 2012 driven by a 2.1% and 2.7% increase in the volume of gas sold, respectively. The feedstock contract negotiated between The Gas Company and Tesoro during 2011 was formally approved by the HPUC on May 2, 2012.

As previously noted, in January of 2012, Tesoro announced plans to consider selling all of its operations in Hawaii, including its refinery on Oahu. The Tesoro refinery currently supplies The Gas Company with naphtha, which it converts into Synthetic Natural Gas, or SNG, for its Oahu utility business. As The Gas Company had been concerned about its ability to rely upon the Tesoro facility in the long-term to supply naphtha, it has been actively evaluating alternatives for some time in the event that the facility closes or limits supply. The alternatives include some combination of: extended usage of the backup utility propane air unit; importation of naphtha; sourcing of naphtha from the Chevron refinery; and the importation of LNG. The Gas Company is developing strategies related to the importation and distribution of LNG and placed orders for equipment to import LNG in small scale from the west coast of North America as an emergency backup feedstock. This small scale importation of LNG is expected to be underway in late 2012. The Gas Company believes that it will be able to supply Oahu utility customers with gas irrespective of whether the Tesoro refinery continues to operate.

Production, transmission and distribution and selling, general and administrative expenses are composed primarily of labor-related expenses and professional fees. On a combined basis, these costs were higher for the quarter and six months ended June 30, 2012 compared with the quarter and six months ended June 30, 2011 reflecting higher incentive compensation, increase in medical premiums and increased vendor services. In addition, costs were higher for the quarter ended June 30, 2012 due to increase in overtime.

Interest Expense, Net

Interest expense, net, includes non-cash gains on derivative instruments of $832,000 and $1.3 million for the quarter and six months ended June 30, 2012, respectively. For the quarter and six months ended June 30, 2011, interest expense, net, includes non-cash losses on derivative instruments of $1.2 million and $897,000, respectively. Excluding the non-cash gains (losses) on derivative instruments, interest expense was slightly higher primarily due to increased capital expenditure facility borrowings and a contractual increase in interest rate margin for The Gas Company’s primary debt facility beginning in June of 2011.

Cash interest paid was $2.3 million and $4.5 million for the quarter and six months ended June 30, 2012, respectively, compared with $2.1 million and $4.3 million for the quarter and six months ended June 30, 2011, respectively.

Energy-Related Business: The Gas Company – (continued)

Income Taxes

Income from The Gas Company is included in our consolidated federal income tax return, and is subject to Hawaii state income taxes. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business. For the year ending December 31, 2012, the business expects to pay cash state income taxes of approximately $1.5 million, for which a provision of $808,000 was recorded for the six months ended June 30, 2012. The “Provision for income taxes, net of changes in deferred taxes” of $4.4 million for the six months ended June 30, 2012 in the above table, includes $3.6 million of federal income taxes payable to MIC for the six months ended June 30, 2012. Any current federal income tax liability is expected to be offset in consolidation by the application of NOLs.

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

The financial results discussed below reflect 100% of District Energy’s performance during the periods presented below.

Key Factors Affecting Operating Results:

•	an increase in consumption revenue, net of electricity costs, driven by warmer average temperatures;
•	an increase in capacity revenue from new customers and annual inflation-linked increases in contract capacity rates; and
•	a decrease in other direct expenses due to the timing of system maintenance work.

Energy-Related Business: District Energy – (continued)

	Quarter Ended June 30,				Six Months Ended June 30,
	2012	2011	Change Favorable/(Unfavorable)		2012	2011	Change Favorable/(Unfavorable)
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Cooling capacity revenue	5,567	5,428	139	2.6	11,062	10,759	303	2.8
Cooling consumption revenue	6,890	5,924	966	16.3	10,363	8,354	2,009	24.0
Other revenue	682	903	(221)	(24.5)	1,321	1,593	(272)	(17.1)
Finance lease revenue	1,150	1,261	(111)	(8.8)	2,329	2,548	(219)	(8.6)
Total revenue	14,289	13,516	773	5.7	25,075	23,254	1,821	7.8
Direct expenses – electricity	4,148	3,675	(473)	(12.9)	6,686	5,621	(1,065)	(18.9)
Direct expenses – other(1)	5,072	5,231	159	3.0	9,629	10,190	561	5.5
Direct expenses – total	9,220	8,906	(314)	(3.5)	16,315	15,811	(504)	(3.2)
Gross profit	5,069	4,610	459	10.0	8,760	7,443	1,317	17.7
Selling, general and administrative expenses	961	762	(199)	(26.1)	1,852	1,685	(167)	(9.9)
Amortization of intangibles	341	341	—	—	682	678	(4)	(0.6)
Operating income	3,767	3,507	260	7.4	6,226	5,080	1,146	22.6
Interest expense, net(2)	(2,127)	(4,925)	2,798	56.8	(4,456)	(7,184)	2,728	38.0
Other income	75	55	20	36.4	132	111	21	18.9
(Provision) benefit for income taxes	(621)	650	(1,271)	(195.5)	(611)	997	(1,608)	(161.3)
Noncontrolling interest	(208)	(213)	5	2.3	(419)	(426)	7	1.6
Net income (loss)	886	(926)	1,812	195.7	872	(1,422)	2,294	161.3
Reconciliation of net income (loss) to EBITDA excluding non-cash items:
Net income (loss)	886	(926)			872	(1,422)
Interest expense, net(2)	2,127	4,925			4,456	7,184
Provision (benefit) for income taxes	621	(650)			611	(997)
Depreciation(1)	1,677	1,658			3,351	3,305
Amortization of intangibles	341	341			682	678
Other non-cash expenses	240	300			269	338
EBITDA excluding non-cash items	5,892	5,648	244	4.3	10,241	9,086	1,155	12.7
EBITDA excluding non-cash items	5,892	5,648			10,241	9,086
Interest expense, net(2)	(2,127)	(4,925)			(4,456)	(7,184)
Non-cash derivative (gains) losses recorded in interest expense(2)	(566)	2,304			(869)	1,943
Amortization of debt financing costs(2)	175	170			345	340
Equipment lease receivable, net	872	753			1,710	1,493
Provision/benefit for income taxes, net of changes in deferred taxes	(320)	230			(273)	185
Changes in working capital	(47)	(1,142)			(1,872)	181
Cash provided by operating activities	3,879	3,038			4,826	6,044
Changes in working capital	47	1,142			1,872	(181)
Maintenance capital expenditures	(77)	(59)			(164)	(125)
Free cash flow	3,849	4,121	(272)	(6.6)	6,534	5,738	796	13.9

(1)	Includes depreciation expense of $1.7 million and $3.4 million for the quarter and six months ended June 30, 2012, respectively, and $1.7 million and $3.3 million for the quarter and six months ended June 30, 2011, respectively.
(2)	Interest expense, net, includes non-cash gains (losses) on derivative instruments and non-cash amortization of deferred financing fees.

Energy-Related Business: District Energy – (continued)

Gross Profit

Gross profit increased primarily due to warmer average temperatures during the quarter and six months ended June 30, 2012 compared with quarter and six months ended June 30, 2011 resulting in higher consumption revenue, net of electricity costs. Additionally, cooling capacity revenue increased from new customers and annual inflation-related increases in contract capacity rates in accordance with customer contract terms. Other direct expenses decreased due to the timing of system maintenance work.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the quarter and six months ended June 30, 2012 compared with quarter and six months ended June 30, 2011 primarily due to higher legal fees.

Interest Expense, Net

Interest expense, net, includes non-cash gains on derivative instruments of $566,000 and $869,000 for the quarter and six months ended June 30, 2012, respectively. For the quarter and six months ended June 30, 2011, interest expense, net, includes non-cash losses on derivative instruments of $2.3 million and $1.9 million, respectively. Excluding the non-cash gains and losses on derivative instruments, interest expense was higher for the six months ended June 30, 2012.

Cash interest paid was $2.6 million and $5.0 million for the quarter and six months ended June 30, 2012, respectively, and $2.5 million and $5.0 million for the quarter and six months ended June 30, 2011, respectively.

Income Taxes

District Energy files a separate federal income tax return and a separate Illinois state income tax return. As of December 31, 2011, the business had approximately $16.4 million in federal NOL carryforwards available to offset positive taxable income and $23.1 million in Illinois state NOL carryforwards, for which utilization is deferred until 2015. For 2012, District Energy expects to pay a federal Alternative Minimum Tax of approximately $150,000 and state income taxes of approximately $787,000. For the six months ended June 30, 2012, a federal and state income tax expense of $273,000 was recorded and is reflected in the “Provision/benefit for income taxes, net of changes in deferred taxes” in the above table. The tax expense for the six months ended June 30, 2012 includes a benefit recorded in the three months ended March 31, 2012 that is expected to reverse and will be offset by tax expense in subsequent quarters during 2012. The business does not expect to pay federal income taxes in 2012 or 2013 due to the utilization of NOL carryforwards.

Aviation-Related Business

Atlantic Aviation

Key Factors Affecting Operating Results:

•	higher general aviation (“GA”) volume of fuel sold and higher weighted average GA fuel margins, partially offset by reduced de-icing revenue; and
•	lower cash interest expense driven by reduced debt levels.

Aviation-Related Business: Atlantic Aviation – (continued)

	Quarter Ended June 30,				Six Months Ended June 30,
	2012	2011	Change Favorable/(Unfavorable)		2012	2011	Change Favorable/(Unfavorable)
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Revenue
Fuel revenue	139,381	134,647	4,734	3.5	280,706	260,360	20,346	7.8
Non-fuel revenue	38,291	35,668	2,623	7.4	81,093	78,464	2,629	3.4
Total revenue	177,672	170,315	7,357	4.3	361,799	338,824	22,975	6.8
Cost of revenue
Cost of revenue – fuel	98,567	95,678	(2,889)	(3.0)	198,875	181,732	(17,143)	(9.4)
Cost of revenue – non-fuel	4,563	3,785	(778)	(20.6)	10,130	9,033	(1,097)	(12.1)
Total cost of revenue	103,130	99,463	(3,667)	(3.7)	209,005	190,765	(18,240)	(9.6)
Fuel gross profit	40,814	38,969	1,845	4.7	81,831	78,628	3,203	4.1
Non-fuel gross profit	33,728	31,883	1,845	5.8	70,963	69,431	1,532	2.2
Gross profit	74,542	70,852	3,690	5.2	152,794	148,059	4,735	3.2
Selling, general and administrative expenses	42,903	41,624	(1,279)	(3.1)	86,847	86,675	(172)	(0.2)
Depreciation and amortization	13,860	22,524	8,664	38.5	27,675	36,343	8,668	23.9
Loss on disposal of assets	327	1,225	898	73.3	327	1,225	898	73.3
Operating income	17,452	5,479	11,973	NM	37,945	23,816	14,129	59.3
Interest expense, net(1)	(7,282)	(11,361)	4,079	35.9	(16,067)	(21,554)	5,487	25.5
Other income (expense)	64	50	14	28.0	48	(177)	225	127.1
(Provision) benefit for income taxes	(4,574)	2,335	(6,909)	NM	(9,284)	(840)	(8,444)	NM
Net income (loss)(2)	5,660	(3,497)	9,157	NM	12,642	1,245	11,397	NM
Reconciliation of net income (loss) to EBITDA excluding non-cash items:
Net income (loss)(2)	5,660	(3,497)			12,642	1,245
Interest expense, net(1)	7,282	11,361			16,067	21,554
Provision (benefit) for income taxes	4,574	(2,335)			9,284	840
Depreciation and amortization	13,860	22,524			27,675	36,343
Loss on disposal of assets	47	1,153			47	1,153
Other non-cash (income) expenses	(88)	(43)			(229)	103
EBITDA excluding non-cash items	31,335	29,163	2,172	7.4	65,486	61,238	4,248	6.9
EBITDA excluding non-cash items	31,335	29,163			65,486	61,238
Interest expense, net(1)	(7,282)	(11,361)			(16,067)	(21,554)
Interest rate swap breakage fees(1)	(252)	(627)			(500)	(1,732)
Non-cash derivative gains recorded in interest expense(1)	(5,834)	(2,305)			(10,448)	(6,073)
Amortization of debt financing costs(1)	671	740			1,359	1,481
Provision/benefit for income taxes, net of changes in deferred taxes	(768)	(121)			(975)	(616)
Changes in working capital	305	(3,085)			645	(2,862)
Cash provided by operating activities	18,175	12,404			39,500	29,882
Changes in working capital	(305)	3,085			(645)	2,862
Maintenance capital expenditures	(3,236)	(2,193)			(5,112)	(3,029)
Free cash flow	14,634	13,296	1,338	10.1	33,743	29,715	4,028	13.6

NM — Not meaningful

(1)	Interest expense, net, includes non-cash gains on derivative instruments, non-cash amortization of deferred financing fees and interest rate swap breakage fees.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Aviation-Related Business: Atlantic Aviation – (continued)

Revenue and Gross Profit

The majority of the revenue and gross profit by Atlantic Aviation is generated through fueling GA aircraft at 64 airports in the U.S. Revenue is categorized according to who owns the fuel used to service these aircraft. If our business owns the fuel, it records the cost to purchase that fuel as cost of revenue-fuel. The business’ corresponding fuel revenue is its cost to purchase that fuel plus a margin. The business generally pursues a strategy of maintaining, and where appropriate increasing, dollar-based margins, thereby passing any increase in fuel prices through to the customer.

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

Management believes discussing total fuel-related revenue and gross profit, including both fuel sales and into-plane arrangements (as recorded in the non-fuel revenue line) and related key metrics on an aggregate basis, provides a more meaningful analysis of Atlantic Aviation’s gross profit than a discussion of each item. For the quarter and six months ended June 30, 2012, the business derived 66.2% and 65.2%, respectively, of total gross profit from fuel and fuel-related services compared with 66.8% and 64.7% for the quarter and six months ended June 30, 2011, respectively.

The increase in gross profit for both the quarter and six months ended June 30, 2012 resulted from an increase in volume of fuel sold and higher margins. GA fuel gross profit was 5.4% and 4.9% higher for the quarter and six months ended June 30, 2012, respectively, as compared with the quarter and six months ended June 30, 2011. De-icing gross profit was 67.3% lower for the six months ended June 30, 2012, due to the unseasonably mild winter in the northeastern and central U.S. in 2012 and the sale of FBOs during 2011.

On a same store basis, total gross profit increased by 3.9% and 3.0% for the quarter and six months ended June 30, 2012, respectively. On a same store basis, the volume of GA fuel sold increased by 1.5% and 1.3% and GA average fuel margin increased by 2.8% and 3.1% for the quarter and six months ended June 30, 2012, respectively. The increase in GA fuel GP was partially offset by decline in de-icing revenue and non-GA gross profit.

Atlantic Aviation continues to seek lease extensions prior to maturity and to increase the portfolio’s weighted average lease life, which was 17.6 years at June 30, 2012. Atlantic Aviation believes that some competitors have priced bids for airport concessions on uneconomic terms. If this practice continues, it may adversely impact Atlantic Aviation’s ability to win new concessions or extend existing concessions in the near term. In the longer term, Atlantic Aviation believes this practice is unsustainable as the operators will be unable to support their bids and customers will not accept the increased pricing that such concession fees will require. Atlantic Aviation continues to monitor the potential impact of these practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended June 30, 2012, were higher compared with the quarter ended June 30, 2011 due primarily to higher employee expenses. Selling, general and administrative expenses for the six months ended June 30, 2012 were flat compared with the six months ended June 30, 2011 primarily due to lower lease costs associated with the disposal of FBOs in 2011 and lower insurance premiums which were offset by higher employee expenses in the second quarter of 2012. The reduction in insurance premiums was primarily a result of Atlantic Aviation’s safety program, safety record and insurance procurement program.

Aviation-Related Business: Atlantic Aviation – (continued)

Depreciation and Amortization

Depreciation and amortization for the quarter and six months ended June 30, 2012 were lower compared with the quarter and six months ended June 30, 2011 due to a non-cash impairment charge of $8.7 million recorded during the quarter ended June 30, 2011. The impairment charge resulted from adverse conditions specific to three small locations. There were no impairment charges during the six months ended June 30, 2012.

Interest Expense, Net

Interest expense, net, includes non-cash gains on derivative instruments of $6.1 million and $10.9 million for the quarter and six months ended June 30, 2012, respectively. For the quarter and six months ended June 30, 2011, interest expense, net, includes non-cash gains on derivative instruments of $2.9 million and $7.8 million, respectively. Excluding the non-cash gains on derivative instruments, interest expense for the quarter and six months ended June 30, 2012 was lower due to lower principal balances on the term loan debt.

In connection with the debt prepayments, Atlantic Aviation incurred interest rate swap breakage fees. Cash paid for interest rate swap breakage fees was $252,000 and $500,000 for the quarter and six months ended June 30, 2012, respectively, and $627,000 and $1.7 million for the quarter and six months ended June 30, 2011, respectively. The interest rate swap breakage fees are excluded from interest expense, net, in the current quarter as they have been included in interest expense, net, in prior periods as part of the mark-to-market derivative adjustments at Atlantic Aviation. Excluding cash paid for interest rate swap breakage fees, cash interest paid was $12.5 million and $25.1 million for the quarter and six months ended June 30, 2012, respectively, and $13.0 million and $26.2 million for the quarter and six months ended June 30, 2011, respectively.

Income Taxes

Income generated by Atlantic Aviation is included in our consolidated federal income tax return. The business files state income tax returns in more than 30 states in which it operates. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business.

The business had $24.4 million of state NOL carryforwards at December 31, 2011. State NOL carryforwards are specific to the state in which the NOL was generated and various states impose limitations on the utilization of NOL carryforwards. Therefore, the business may incur state income tax liabilities in the future, even if its consolidated state taxable income is less than $24.4 million.

Atlantic Aviation, as a whole, expects to generate a current year federal taxable income that will be offset by its federal NOLs. At December 31, 2011, Atlantic Aviation had $43.9 million in federal NOLs. For 2012, the business expects to pay a federal Alternative Minimum Tax of approximately $495,000 to MIC under the federal tax sharing agreement and pay state income taxes of approximately $1.3 million. Of those amounts, $975,000 was recorded in the six months ended June 30, 2012 and is reflected in the “Provision for income taxes, net of changes in deferred taxes” in the above table.

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

Liquidity and Capital Resources: Consolidated – (continued)

We believe that our operating businesses will have sufficient liquidity and capital resources to meet future requirements, including servicing long-term debt obligations and making distribution payments to MIC. We base our assessment of the sufficiency of our liquidity and capital resources on the assumptions that:

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

We have capitalized our businesses, in part, using project-finance style debt. Project-finance style debt is limited-recourse, floating rate, non-amortizing debt with a medium term maturity of between five and seven years. We are prepaying the principal balance in the following three circumstances:

•	Atlantic Aviation — apply all excess cash flow to prepay additional debt principal whenever the leverage ratio, as defined in the amended debt agreement, is equal to or greater than 6.0x trailing twelve months EBITDA, as adjusted, and apply 50% of excess cash flow to prepay debt whenever the leverage ratio is equal to or greater than 5.5x trailing twelve months EBITDA and below 6.0x;
•	Atlantic Aviation — apply all excess cash flow generated in the fourth quarter of 2012 and thereafter to prepay the principal balance on its term loan facility regardless of leverage ratio as calculated under the facility; and
•	District Energy — apply all excess cash flow generated in the third quarter of 2012 and thereafter to prepay the principal balance on its term loan facility.

At June 30, 2012, the average remaining maturity of the drawn balances of the primary debt facilities across all of our businesses, including our proportional interest in the revolving credit facility of IMTT, was approximately 2.1 years. In light of the improvement in the functioning of the credit markets generally, and the leverage and interest coverage ratios, we expect each of our businesses to successfully refinance their long-term debt on economically reasonable terms at or before maturity.

We have no debt at the holding company.

The section below discusses our sources and uses of cash on a consolidated basis and for each of our businesses and investments. All intercompany activities such as corporate allocations, capital contributions to our businesses and distributions from our businesses have been excluded from the tables as these transactions are eliminated in consolidation.

Analysis of Consolidated Historical Cash Flows from Operations

	Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2012	2011
($ In Thousands)	$	$	$	%
Cash provided by operating activities	124,831	41,287	83,544	NM
Cash provided by investing activities	24,836	1,312	23,524	NM
Cash used in financing activities	(26,879)	(30,808)	3,929	12.8

NM — Not meaningful

Liquidity and Capital Resources: Consolidated – (continued)

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

The increase in consolidated cash provided by operating activities for the six months ended June 30, 2012 compared with the six months ended June 30, 2011 was primarily due to:

•	cash distributions received in June of 2012 from IMTT classified as cash from operating activities compared with no distributions received during 2011;
•	improved operating performance, timing of fuel purchases and lower cash interest paid on the reduced term loan balance at Atlantic Aviation; and
•	improved operating performance in the non-utility business at The Gas Company; partially offset by
•	increase in litigation costs primarily from the IMTT arbitration incurred at the holding company level; and
•	unfavorable working capital movements due to timing of payments and collections on receivables, offset by improved operating performance at District Energy.

Distributions from IMTT are reflected in our consolidated cash provided by operating activities only up to our cumulative 50% share of IMTT’s earnings recorded since our investment in IMTT. Cumulative distributions in excess of this are reflected in our consolidated cash from investing activities as a return of investment in unconsolidated business. For the six months ended June 30, 2012, $70.9 million in distributions were included in cash from operating activities compared with no distributions received from IMTT during the six months ended June 30, 2011.

Investing Activities

The increase in consolidated cash provided by in investing activities for the six months ended June 30, 2012 compared with the six months ended June 30, 2011 was due primarily to distributions received in June of 2012 from IMTT. This increase was partially offset by cash proceeds received during the second quarter of 2011 for the sale of FBOs at Atlantic Aviation.

Financing Activities

The decrease in consolidated cash used in financing activities for the six months ended June 30, 2012 compared with the six months ended June 30, 2011 was primarily due to:

•	proceeds from the drawdown of long-term debt at The Gas Company during the six months ended June 30, 2012;
•	lower debt repayments at Atlantic Aviation; and
•	a decrease in distributions paid to noncontrolling interests at District Energy; partially offset by
•	increased dividends paid to our shareholders; and
•	absence of proceeds from the drawdown of long-term debt and borrowings on line of credit facilities at Atlantic Aviation during the six months ended June 30, 2011.

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

	Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2012	2011
($ In Thousands)	$	$	$	%
Cash provided by operating activities	102,909	63,946	38,963	60.9
Cash used in investing activities	(60,018)	(11,849)	(48,169)	NM
Cash used in financing activities	(84,339)	(12,317)	(72,022)	NM

NM — Not meaningful

Operating Activities

Cash provided by operating activities at IMTT is generated primarily from storage rentals and ancillary services that are billed monthly and paid on various terms. Cash used in operating activities is mainly for payroll and benefits costs, maintenance and repair of fixed assets, utilities and professional services, interest payments and payments to tax jurisdictions. Cash provided by operating activities increased primarily as a result of improved operating results and lower working capital requirements as a result of the timing of payments of various accrued expenses, including incentive payments associated with the BP Oil spill in 2010.

Investing Activities

Cash used in investing activities primarily relates to capital expenditures and an investment in a tax-exempt bond escrow.

Total capital expenditures increased from $49.9 million in the six months ended June 30, 2011 to $51.7 million in the six months ended June 30, 2012. The increase in cash used in investing activities was primarily due to the release of a tax-exempt bond escrow during the six months ended June 30, 2011 and higher capital expenditures during the six months ended June 30, 2012.

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

IMTT incurred $15.5 million and $21.5 million of maintenance and environmental expenditures during the six months ended June 30, 2012 and 2011, respectively, principally in relation to refurbishments of tanks, docks and other infrastructure.

Energy-Related Business: IMTT – (continued)

For the full-year 2012, MIC believes IMTT will spend approximately $50.0 million on maintenance capital expenditures. IMTT anticipates that maintenance capital expenditures will remain at elevated levels through 2014 due to required tank cleaning and inspections.

Growth Capital Expenditure

IMTT incurred growth capital expenditures of $36.2 million and $28.4 million for the six months ended June 30, 2012 and 2011, respectively.

Since January 1, 2011, IMTT has brought revenue generating growth projects into service costing $42.3 million. These projects are expected to generate $6.9 million of annualized gross profit and EBITDA as outlined in the table below.

	Anticipated Incremental Gross Profit/EBITDA	Anticipated Cumulative Gross Profit/EBITDA
2011	$2.4 million	$2.4 million
2012	4.3 million	6.7 million
2013	0.2 million	6.9 million

At June 30, 2012, IMTT had growth projects with an estimated total cost of $230.4 million underway, including $47.8 million of support infrastructure projects. The projects are expected to generate an additional $43.0 million of annualized gross profit and EBITDA as outlined in the table below. To date, $93.4 million has been spent on these projects.

	Anticipated Incremental Gross Profit/EBITDA	Anticipated Cumulative Gross Profit/EBITDA
2011	$0.6 million	$0.6 million
2012	6.1 million	6.7 million
2013	26.5 million	33.2 million
2014	9.8 million	43.0 million

Support infrastructure is growth capital expenditure that does not directly generate incremental gross profit or EBITDA as it has no contractual revenue stream associated with it. However, it does facilitate the ongoing growth of IMTT. Examples of such projects include new docks and berths, new truck racks and other inter-modal transport facilities and new or improved pumps and piping.

Financing Activities

Cash used in financing activities increased primarily due to higher distributions to shareholders, partially offset by higher borrowings on the revolving credit facility during the six months ended June 30, 2012.

At June 30, 2012, the outstanding balance on IMTT’s total debt facilities was $777.0 million. This consisted of $336.3 million in letter of credit backed tax exempt bonds, $185.8 million in bank owned tax exempt bonds, $227.5 million in revolving credit facilities and $27.4 million in shareholder loans. The weighted average interest rate of the outstanding debt facilities, including any interest rate swaps and fees associated with outstanding letters of credit was 4.35%. Cash interest paid was $16.7 million and $16.8 million for the six months ended June 30, 2012 and 2011, respectively.

At June 30, 2012, the undrawn balance on the $1.025 billion revolving credit facility was $453.7 million.

The financial covenant requirements under IMTT's revolving credit facility, and the calculation of these measures at June 30, 2012, were as follows:

•	Leverage Ratio < 4.75x (default threshold). The ratio at June 30, 2012 was 3.11x.
•	Interest Coverage Ratio > 3.00x (default threshold). The ratio at June 30, 2012 was 6.37x.

For a description of the material terms of IMTT’s credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. IMTT has not had any material changes to these credit facilities since February 22, 2012, our 10-K filing date.

Energy-Related Business – The Gas Company

	Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2012	2011
($ In Thousands)	$	$	$	%
Cash provided by operating activities	16,085	8,814	7,271	82.5
Cash used in investing activities	(7,495)	(7,806)	311	4.0
Cash provided by financing activities	10,000	—	10,000	NM

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

The increase in cash from operations for the six months ended June 30, 2012 compared with the six months ended June 30, 2011 was driven primarily by higher non-utility contribution margin as the result of margin management and an increase in volume of gas sold. In addition, the increase in cash from operating activities was driven by lower working capital requirements due to lower fuel costs.

Investing Activities

Cash used in investing activities is composed primarily of capital expenditures. Capital expenditures for the non-utility business are funded by cash from operating activities and capital expenditures for the utility business are funded by drawing on credit facilities as well as cash from operating activities.

The following table sets forth information about capital expenditures at The Gas Company ($ in thousands):

	Maintenance	Growth
Six months ended June 30, 2012, accrual basis	$3,185	$3,166
Change in accrued capital expenditure balance from December 31, 2011	797	407
Six months ended June 30, 2012, cash basis	$3,982	$3,573
Six months ended June 30, 2011, accrual basis	$3,920	$2,498
Change in accrued capital expenditure balance from December 31, 2010	1,347	47
Six months ended June 30, 2011, cash basis	$5,267	$2,545
2012 full year projected	$6.7 million	$8.6 million

Maintenance Capital Expenditure

Maintenance capital expenditures include replacement of pipeline sections, improvements to the business’ transmission system and SNG plant, improvements to buildings and other property and the purchase of equipment. Maintenance capital expenditures for the six months ended June 30, 2012 were lower compared with the six months ended June 30, 2011 as a result of required pipeline maintenance and inspection projects related to the integrity management program spending in 2011.

Energy-Related Business: The Gas Company – (continued)

Growth Capital Expenditure

Growth capital expenditures include the purchase of meters, regulators and propane tanks for new customers, the cost of installing pipelines for new residential and commercial construction, new product initiatives, the renewable natural gas pilot plant and the expansion of gas storage facilities. Growth capital expenditures for the six months ended June 30, 2012 were higher compared with the six months ended June 30, 2011 driven mainly by new customer installations, meter purchases and equipment purchases to import LNG in small scale.

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

Financing Activities

The main drivers of cash from financing activities are debt financings for capital expenditures and the repayment of outstanding credit facilities. At June 30, 2012, the outstanding balance on the business’ debt facilities consisted of $160.0 million in term loan facility borrowings and $20.0 million in capital expenditure facility borrowings. The change in cash provided by financing activities was due to the drawdown of the capital expenditure facility of $10.0 million during the six months ended June 30, 2012.

The Gas Company has interest rate swaps in place that effectively fix the floating rate increase on two $80.0 million term loan facilities. The weighted average interest rate of the outstanding debt facilities, including the interest rate swaps at June 30, 2012, was 4.92%. The business paid $4.5 million and $4.3 million in cash interest related to its debt facilities for the six months ended June 30, 2012 and 2011, respectively.

The Gas Company also has an uncommitted unsecured short-term borrowing facility of $10.0 million that is available for working capital needs. This credit line bears interest at the lending bank’s quoted rate or prime rate. No amount was outstanding for this facility at June 30, 2012.

Additionally, the HPUC requires the consolidated debt to total capital for HGC Holdings be less than 65% and that $20.0 million be readily available in cash resources at The Gas Company, HGC Holdings or MIC. At June 30, 2012, the debt to total capital ratio was 61.0% and $20.0 million in cash resources was readily available.

MIC is finalizing the refinancing of The Gas Company’s long term debt facilities. The existing facilities will mature in June of 2013. The Gas Company has received commitments totaling $140.0 million from a syndicate of banks for a five-year, $80.0 million term loan bearing interest at a variable rate of LIBOR + 2.25%, and a five-year, $60.0 million revolver bearing interest at a variable rate of LIBOR + 1.50%. The Gas Company filed for approval of the $60.0 million revolver with the HPUC on April 5, 2012 and expects to receive the approval in August of 2012. The business is reviewing various options for hedging the variable rate component of the debt. Additionally, The Gas Company has received commitments totaling $100.0 million from purchasers of 10-year private placement notes. The notes will bear interest at 4.22% payable semi-annually. The refinancings are expected to close in August of 2012.

Notwithstanding that The Gas Company has received commitments to refinance its entire existing $180.0 million credit facility and we expect this refinancing to close in August of 2012, this debt is required to be classified in current liabilities in the consolidated condensed balance sheet as of June 30, 2012 in accordance with Generally Accepted Accounting Principles.

Energy-Related Business: The Gas Company – (continued)

The financial covenants triggering distribution lock-up or default under the business’ credit facility are as follows:

•	12 mo. look-forward and 12 mo. look-backward adjusted EBITDA/interest < 3.5x (distribution lock-up) and < 2.5x (default). The look-forward and look-backward ratios at June 30, 2012 were 10.07x and 10.08x, respectively.

For a description of the material terms of The Gas Company’s credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. We have not had any material changes to these credit facilities since February 22, 2012, our 10-K filing date.

District Energy

The following analysis represents 100% of the cash flows of District Energy.

	Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2012	2011
($ In Thousands)	$	$	$	%
Cash provided by operating activities	4,826	6,044	(1,218)	(20.2)
Cash used in investing activities	(447)	(1,001)	554	55.3
Cash used in financing activities	(2,199)	(3,951)	1,752	44.3

Operating Activities

Cash provided by operating activities is driven primarily by customer receipts for services provided and leased equipment payments received (including non-revenue lease principal). Cash used in operating activities is driven by the timing of payments for electricity, vendor services or supplies and the payment of payroll and benefit costs. Cash from operating activities decreased primarily due to unfavorable working capital movements partially offset by improved results. Working capital was unfavorable due to the expiration of a 2010 requirement that the business prepay a portion of its electricity supply, which created a favorable working capital change in the six months ended June 30, 2011, and increased receivables from higher sales in the six months ended June 30, 2012.

Non-revenue lease principal is the principal portion of lease payments received from equipment leases with various customers. This cash inflow is not included in EBITDA excluding non-cash items, as there is no impact on net income, but as a cash inflow to calculate cash from operating activities. Non-revenue lease principal was $1.7 million and $1.5 million for the six months ended June 30, 2012 and 2011, respectively.

Investing Activities

Cash used in investing activities mainly comprises capital expenditures, which are generally funded by drawing on available facilities and cash from operations. Cash used in investing activities in the six months ended June 30, 2012 and 2011 primarily funded system maintenance and growth capital expenditures for new customer connections.

The following table sets forth information about District Energy’s capital expenditures ($ in thousands):

	Maintenance	Growth
Six months ended June 30, 2012, accrual basis	$164	$433
Change in accrued capital expenditure balance from December 31, 2011	(5)	(145)
Six months ended June 30, 2012, cash basis	$159	$288
Six months ended June 30, 2011, accrual basis	$125	$694
Change in accrued capital expenditure balance from December 31, 2010	353	(171)
Six months ended June 30, 2011, cash basis	$478	$523
2012 full year projected	$1.0 million	$1.0 million

Energy-Related Business: District Energy – (continued)

Maintenance Capital Expenditure

The business expects to spend approximately $1.0 million per year on capital expenditures relating to the replacement of parts, system reliability, customer service improvements and minor system modifications. Maintenance capital expenditures will be funded from available facilities and cash from operating activities. These expenditures were lower during the six months ended June 30, 2012 due to the timing of spend on ordinary course maintenance projects.

Growth Capital Expenditure

Prior to this quarter, District Energy had signed contracts with new customers and previously committed to spend approximately $1.7 million on interconnection of these customers. As of June 30, 2012, $1.6 million had been spent. The business anticipates it will receive reimbursements from customers for approximately $1.1 million, of which it had received $663,000 as of June 30, 2012. Growth capital expenditures were lower during the six months ended June 30, 2012 due to the timing of spend related to connecting new customers.

Financing Activities

At June 30, 2012, the outstanding balance on the business’ debt facilities consisted of a $150.0 million term loan facility and a $20.0 million capital expenditure facility, which was fully drawn at June 30, 2012. The weighted average interest rate of the outstanding debt facilities, including the interest rate swaps and fees associated with outstanding letters of credit at June 30, 2012, was 5.53%. Cash interest paid was $5.0 million for both the six months ended June 30, 2012 and 2011.

During the quarter ended June 30, 2012, District Energy amended its interest rate basis swap contract that expires in June of 2013. This contract effectively changed the interest rate index on existing swap contracts from the 90-day LIBOR rate to the 30-day LIBOR rate plus a margin of 9 basis points, lowering the weighted average interest rate to 5.46% until June of 2013. This transaction is expected to result in approximately $65,000 lower interest expense for the year ended December 31, 2012 and approximately $65,000 lower interest expense for the six months ended June 30, 2013.

The decrease in cash used in financing activities was primarily due to decreased distributions paid to the noncontrolling interest shareholders.

In accordance with the terms of its loan agreement, District Energy will be applying 100% of its excess cash flow generated during the third quarter of 2012 and thereafter to repay its debt facilities through the loan maturity in September 2014.

On April 26, 2012, District Energy’s revolving loan facility of $18.5 million, which is currently undrawn and is being utilized to back $7.0 million letters of credit as required by the City of Chicago, was amended and extended so that the revolver will be co-terminus with the term loan and capital expenditure facility. The revolver amount was lowered to $8.4 million with a higher margin.

The financial covenants triggering distribution lock-up or default under the business’ credit facility are as follows:

•	Backward Interest Coverage Ratio < 1.5x (distribution lock-up) and < 1.2x (default). The ratio at June 30, 2012 was 2.22x.
•	Leverage Ratio (funds from operations less interest expense to net debt) for the previous 12 months less than 6.0% (distribution lock-up) and 4.0% (default). The ratio at June 30, 2012 was 8.37%.

For a description of the material terms of District Energy’s credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. We have not had any material changes to these credit facilities since February 22, 2012, our 10-K filing date.

Aviation-Related Business

Atlantic Aviation

	Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2012	2011
($ In Thousands)	$	$	$	%
Cash provided by operating activities	39,500	29,882	9,618	32.2
Cash (used in) provided by investing activities	(6,870)	10,118	(16,988)	(167.9)
Cash used in financing activities	(16,119)	(17,688)	1,569	8.9

Operating Activities

Cash provided by operating activities at Atlantic Aviation is generated from sales transactions primarily paid by credit cards. Some customers have extended payment terms and are billed accordingly. Cash is used in operating activities mainly for payments to vendors of fuel and professional services, as well as payroll costs and payments to tax jurisdictions. Cash provided by operating activities increased during the six months ended June 30, 2012 compared with the six months ended June 30, 2011 primarily due to:

•	improved operating results;
•	timing of payment of fuel purchases; and
•	lower cash interest paid on reduced debt levels.

Investing Activities

Cash used in investing activities relates primarily to cash used for acquisitions, proceeds from the sale of FBOs and capital expenditures. Cash used in investing activities decreased from the six months ended June 30, 2011 compared with the six months ended June 30, 2012 as a result of cash received from the sale of an FBO in 2011 and higher capital expenditures for the six months ended June 30, 2012.

The following table sets forth information about capital expenditures at Atlantic Aviation ($ in thousands):

	Maintenance	Growth
Six months ended June 30, 2012, accrual basis	$5,112	$2,238
Change in accrued capital expenditure balance from December 31, 2011	113	(132)
Six months ended June 30, 2012, cash basis	$5,225	$2,106
Six months ended June 30, 2011, accrual basis	$3,029	$3,914
Change in accrued capital expenditure balance from December 31, 2010	(116)	(29)
Six months ended June 30, 2011, cash basis	$2,913	$3,885
2012 full year projected	$11.5 million	$6.0 million

Maintenance Capital Expenditure

Maintenance capital expenditures include repainting, replacing equipment as necessary and any ongoing environmental or required regulatory expenditure, such as installing safety equipment. These expenditures are generally funded from cash flow from operating activities.

Maintenance capital expenditures increased during the six months ended June 30, 2012 as Atlantic Aviation upgraded FBO facilities at a number of locations. The increase primarily reflects a specific project at Los Angeles International Airport that was deferred from 2011, as well as consideration of the benefits afforded by the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010, as discussed below. The projected increase from 2011 to 2012 reflects a number of specific projects, which were deferred from 2011.

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

Aviation-Related Business: Atlantic Aviation – (continued)

Growth capital expenditures incurred in the six months ended June 30, 2012 related primarily to the construction of a hangar and fuel farm. Growth capital expenditures incurred in the six months ended June 30, 2011 related primarily to the construction of a new FBO and hangars.

Projected growth capital expenditures for the year ended December 31, 2012 increased from the previous projected amount disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 due to the construction of an exclusive use hangar for a new customer who has signed a long-term use and occupancy contract.

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

Financing Activities

At June 30, 2012, the outstanding balance on Atlantic Aviation’s debt facilities consisted of $711.5 million in term loan facility borrowings and $50.0 million in capital expenditure facility borrowings. The all-in rate on the term loan was 6.79% including interest rate swaps. The interest rate applicable on the capital expenditure facility is the three-month U.S. Libor plus a margin of 1.60%.

In addition to the debt facilities described above, Atlantic Aviation raised a $3.5 million stand-alone debt facility to partially fund the construction of a new FBO. At June 30, 2012, the outstanding balance on the stand-alone facility was $3.3 million, bearing fixed interest rate of 4.75%.

The weighted average interest rate of all outstanding debt facilities, including any interest rate swaps, at June 30, 2012, was 6.47%. Cash interest paid was $25.1 million and $26.2 million for the six months ended June 30, 2012 and 2011, respectively, excluding interest rate swap breakage fees, related to its debt facilities. Atlantic Aviation’s existing interest rate swaps that hedge 100% of the term loan debt will expire in October of 2012. Thereafter, the interest rate on the term loan debt will decrease to an underlying LIBOR + 1.725% when the swap expires. This equates to an approximately $30.0 million decrease in annual interest expense. Atlantic Aviation is currently reviewing options for future interest rate hedges on the outstanding balance of the term loan debt.

During the quarter ended June 30, 2012, Atlantic Aviation amended its interest rate basis swap contract that expires in October of 2012. This contract effectively changed the interest rate index on existing swap contracts from the 90-day LIBOR rate to the 30-day LIBOR rate plus a margin of 10 basis points, lowering the weighted average interest rate to 6.38% until October of 2012. This transaction, adjusted for the prepayments of outstanding principal on the term loan debt, is expected to reduce interest expense for the year ended December 31, 2012 by approximately $200,000.

The decrease in cash used in financing activities is primarily due to a larger prepayment of the outstanding principal balance of the term loan debt during the six months ended June 30, 2011 of $24.5 million compared with $15.7 million for the six months ended June 30, 2012. This decrease was partially offset by borrowings on its credit facilities during the quarter ended June 30, 2011. Per the terms of its amended credit agreement, if the leverage ratio is below 6.0x, 50% of Atlantic Aviation’s excess cash is used to repay the principal on the term loan and 50% is distributed to MIC. Starting in the fourth quarter of 2012 through the maturity of the facility, 100% of any excess cash will be used to repay the principal on the term loan.

Aviation-Related Business: Atlantic Aviation – (continued)

The business anticipates prepaying $7.5 million of term loan principal and distributing $7.5 million to MIC on August 10, 2012. As a result of this prepayment, the proforma leverage ratio would decrease to 5.64x based upon the EBITDA generated by the business for the trailing twelve months to June 30, 2012, as calculated under the terms of the facility.

The financial covenant requirements under Atlantic Aviation’s credit facility, and the calculation of these measures at June 30, 2012, were as follows:

•	Debt Service Coverage Ratio > 1.2x (default threshold). The ratio at June 30, 2012 was 2.07x.
•	Leverage Ratio debt to adjusted EBITDA for the trailing twelve months < 6.75x (default threshold). The ratio at June 30, 2012 was 5.70x.

For a description of the material terms of Atlantic Aviation’s credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2011. We have not had any material changes to these credit facilities since February 22, 2012, our 10-K filing date.

Commitments and Contingencies

At June 30, 2012, there were no material changes in our future commitments and contingencies from December 31, 2011, except for the mandatory prepayment we expect to make under the cash sweep terms of Atlantic Aviation’s and District Energy’s credit facilities as discussed above.

See Note 6, “Long-Term Debt”, to our consolidated condensed financial statements in Part I of this Form 10-Q for further discussion. At June 30, 2012, we did not have any outstanding material purchase obligations. For a discussion of our other future obligations, due by period, under the various contractual obligations, off-balance sheet arrangements and commitments, please see “Liquidity and Capital Resources — Commitments and Contingencies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on February 22, 2012. We have not had any material changes to our commitments except as discussed above.

In addition, at June 30, 2012, we did not have any material reserves for contingencies. We have other contingencies occurring in the normal course of business, including pending legal and administrative proceedings that are not reflected at this time as they are not ascertainable.

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

We test for goodwill and indefinite-lived intangible assets when there is an indicator of impairment. For the six months ended June 30, 2012 and 2011, there were no indicators of impairments for goodwill, property, equipment, land and leasehold improvements and intangible assets.

Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Our exposure to market risk has not changed materially since February 22, 2012, our 10-K filing date.

Controls and Procedures

Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED BALANCE SHEETS
($ In Thousands, Except Share Data)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$145,574	$22,786
Accounts receivable, less allowance for doubtful accounts of $639 and $445, respectively	64,694	56,458
Inventories	22,117	23,106
Prepaid expenses	5,754	7,338
Deferred income taxes	19,291	19,102
Other	14,306	14,523
Total current assets	271,736	143,313
Property, equipment, land and leasehold improvements, net	559,425	561,022
Equipment lease receivables	30,263	32,189
Investment in unconsolidated business	136,463	230,401
Goodwill	516,175	516,175
Intangible assets, net	645,043	662,135
Other	21,162	23,398
Total assets	$2,180,267	$2,168,633
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Due to manager-related party	$4,871	$4,300
Accounts payable	27,421	29,199
Accrued expenses	24,974	23,827
Current portion of long-term debt	255,916	34,535
Fair value of derivative instruments	23,539	39,339
Other	18,342	17,702
Total current liabilities	355,063	148,902
Long-term debt, net of current portion	858,827	1,086,053
Deferred income taxes	195,073	177,262
Fair value of derivative instruments	9,819	15,576
Other	47,007	46,980
Total liabilities	1,465,789	1,474,773
Commitments and contingencies	—	—
Members’ equity:
LLC interests, no par value; 500,000,000 authorized; 46,645,028 LLC interests issued and outstanding at June 30, 2012 and 46,338,225 LLC interests issued and outstanding at December 31, 2011	942,955	951,729
Additional paid in capital	21,447	21,447
Accumulated other comprehensive loss	(22,549)	(27,412)
Accumulated deficit	(216,852)	(242,082)
Total members’ equity	725,001	703,682
Noncontrolling interests	(10,523)	(9,822)
Total equity	714,478	693,860
Total liabilities and equity	$2,180,267	$2,168,633

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
($ In Thousands, Except Share and Per Share Data)

	Quarter Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenue
Revenue from product sales	$169,129	$161,582	$342,083	$314,646
Revenue from product sales – utility	36,807	36,421	75,121	70,694
Service revenue	51,430	47,923	103,839	99,170
Financing and equipment lease income	1,150	1,261	2,329	2,548
Total revenue	258,516	247,187	523,372	487,058
Costs and expenses
Cost of product sales	115,720	113,226	235,101	218,551
Cost of product sales – utility	31,324	30,772	63,496	57,637
Cost of services	13,784	12,690	26,445	24,844
Selling, general and administrative	50,467	48,309	105,730	99,979
Fees to manager-related party	4,760	4,156	9,755	7,788
Depreciation	7,557	8,623	15,108	15,833
Amortization of intangibles	8,546	16,044	17,092	24,763
Loss on disposal of assets	327	1,225	327	1,225
Total operating expenses	232,485	235,045	473,054	450,620
Operating income	26,031	12,142	50,318	36,438
Other income (expense)
Interest income	4	97	6	101
Interest expense(1)	(10,925)	(19,866)	(23,932)	(34,335)
Equity in earnings and amortization charges of investee	6,805	3,270	16,306	11,632
Other income (expense), net	48	(46)	(4)	(395)
Net income (loss) before incomes taxes	21,963	(4,403)	42,694	13,441
(Provision) benefit for income taxes	(9,935)	488	(16,456)	(6,498)
Net income (loss)	$12,028	$(3,915)	$26,238	$6,943
Less: net income (loss) attributable to noncontrolling interests	890	(1,425)	1,008	(1,732)
Net income (loss) attributable to MIC LLC	$11,138	$(2,490)	$25,230	$8,675
Basic income (loss) per share attributable to MIC LLC interest holders	$0.24	$(0.05)	$0.54	$0.19
Weighted average number of shares outstanding: basic	46,532,402	45,901,486	46,444,280	45,816,499
Diluted income (loss) per share attributable to MIC LLC interest holders	$0.24	$(0.05)	$0.54	$0.19
Weighted average number of shares outstanding: diluted	46,553,858	45,901,486	46,466,575	45,846,235
Cash dividends declared per share	$0.625	$0.20	$0.825	$0.40

(1)	Interest expense includes non-cash gains on derivative instruments of $7.5 million and $13.1 million for the quarter and six months ended June 30, 2012, respectively. For the quarter and six months ended June 30, 2011, interest expense includes non-cash losses on derivative instruments of $545,000 and non-cash gains on derivative instruments of $5.0 million, respectively.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
($ In Thousands)

	Quarter Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income (loss)	$12,028	$(3,915)	$26,238	$6,943
Other comprehensive income, net of taxes:
Reclassification of realized losses of derivatives into earnings(1)	2,506	3,573	5,182	1,859
Translation adjustment(2)	—	—	104	—
Other comprehensive income	2,506	3,573	5,286	1,859
Comprehensive income (loss)	$14,534	$(342)	$31,524	$8,802
Less: comprehensive income (loss) attributable to noncontrolling interests	1,100	(1,109)	1,431	(1,071)
Comprehensive income attributable to MIC LLC	$13,434	767	$30,093	$9,873

(1)	Reclassification of realized losses of derivatives into earnings is presented net of taxes of $1.6 million and $3.4 million for the quarter and six month ended June 30, 2012, respectively. Reclassification of realized losses of derivatives into earnings is presented net of taxes of $2.4 million and $4.9 million for the quarter and six month ended June 30, 2011, respectively.
(2)	Translation adjustment is presented net of taxes of $56,000 for the six months ended June 30, 2012.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
($ In Thousands)

	Six Months Ended
	June 30, 2012	June 30, 2011
Operating activities
Net income	$26,238	$6,943
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	18,459	19,138
Amortization of intangible assets	17,092	24,763
Loss on disposal of assets	47	1,153
Equity in earnings and amortization charges of investees	(16,306)	(11,632)
Equity distributions from investees	70,931	—
Amortization of debt financing costs	1,943	2,060
Non-cash derivative gains	(13,114)	(4,965)
Base management fees settled in LLC interests	9,755	7,788
Equipment lease receivable, net	1,710	1,493
Deferred rent	185	201
Deferred taxes	14,130	5,370
Other non-cash expenses, net	1,532	1,218
Changes in other assets and liabilities:
Accounts receivable	(8,656)	(10,634)
Inventories	1,734	(45)
Prepaid expenses and other current assets	1,486	1,112
Due to manager – related party	33	8
Accounts payable and accrued expenses	(472)	(1,436)
Income taxes payable	(66)	(251)
Other, net	(1,830)	(997)
Net cash provided by operating activities	124,831	41,287
Investing activities
Proceeds from sale of assets	375	16,916
Purchases of property and equipment	(15,333)	(15,587)
Investment in capital leased assets	—	(24)
Return of investment in unconsolidated business	39,648	—
Other	146	7
Net cash provided by investing activities	24,836	1,312
Financing activities
Proceeds from long-term debt	10,000	2,489
Net proceeds on line of credit facilities	—	4,400
Dividends paid to holders of LLC interests	(18,562)	(9,170)
Distributions paid to noncontrolling interests	(2,133)	(3,951)
Payment of long-term debt	(15,845)	(24,500)
Debt financing costs paid	(66)	—
Payment of notes and capital lease obligations	(273)	(76)
Net cash used in financing activities	(26,879)	(30,808)
Net change in cash and cash equivalents	122,788	11,791
Cash and cash equivalents, beginning of period	22,786	24,563
Cash and cash equivalents, end of period	$145,574	$36,354
Supplemental disclosures of cash flow information
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$2,083	$2,163
Acquisition of equipment through capital leases	$2,624	$—
Issuance of LLC interests to manager for base management fees	$9,217	$6,846
Issuance of LLC interests to independent directors	$571	$450
Taxes paid	$2,613	$1,349
Interest paid	$34,972	$37,296

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

The Company owns its businesses through its wholly-owned subsidiary, Macquarie Infrastructure Company Inc., or MIC Inc. The Company’s businesses operate predominantly in the United States and consist of the following:

The Energy-Related Businesses:

•	a 50% interest in a bulk liquid storage terminal business (“International Matex Tank Terminals” or “IMTT”), which provides bulk liquid storage and handling services at ten marine terminals in the United States and two in Canada and is one of the largest participants in this industry in the U.S., based on storage capacity;
•	a gas processing and distribution business (“The Gas Company”), which is a full-service gas energy company, making gas products and services available in Hawaii; and
•	a 50.01% controlling interest in a district energy business (“District Energy”), which operates among the largest district cooling system in the U.S., serving various customers in Chicago, Illinois and Las Vegas, Nevada.

Atlantic Aviation — an airport services business providing products and services, including fuel and aircraft hangaring/parking, to owners and operators of general aviation aircraft at 64 airports in the U.S.

2. Basis of Presentation

The unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of consolidated condensed financial statements in conformity with GAAP requires estimates and assumptions. Management evaluates these estimates and assumptions on an ongoing basis. Actual results may differ from the estimates and assumptions used in the financial statements and notes. Operating results for the quarter and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

3. Income per Share

Following is a reconciliation of the basic and diluted number of shares used in computing income per share:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average number of shares outstanding: basic	46,532,402	45,901,486	46,444,280	45,816,499
Dilutive effect of restricted stock unit grants	21,456	—	22,295	29,736
Weighted average number of shares outstanding: diluted	46,553,858	45,901,486	46,466,575	45,846,235

The effect of potentially dilutive shares for the quarter and six months ended June 30, 2012 is calculated assuming that the 18,208 restricted stock unit grants provided to the independent directors on May 31, 2012, which will vest during the second quarter of 2013, the 17,925 restricted stock unit grants on June 2, 2011, which vested during the second quarter of 2012, and the 5,209 restricted stock unit grants on August 12, 2011, which vested during the second quarter of 2012, had been fully converted to shares on those grant dates.

The effect of potentially dilutive shares for the six months ended June 30, 2011 is calculated assuming that the 17,925 restricted stock unit grants provided to the independent directors on June 2, 2011, which vested during the second quarter of 2012, and the 31,989 restricted stock unit grants provided to the independent directors on June 3, 2010, which vested during the second quarter of 2011, had been fully converted to shares on those grant dates. However, the restricted stock unit grants were anti-dilutive for the quarter ended June 30, 2011, due to the Company’s net loss for that period.

4. Property, Equipment, Land and Leasehold Improvements

Property, equipment, land and leasehold improvements at June 30, 2012 and December 31, 2011 consist of the following ($ in thousands):

	June 30, 2012	December 31, 2011
Land	$4,618	$4,618
Easements	5,624	5,624
Buildings	25,883	24,938
Leasehold and land improvements	332,431	329,710
Machinery and equipment	369,450	359,455
Furniture and fixtures	9,850	9,466
Construction in progress	14,692	12,501
Property held for future use	1,626	1,626
	764,174	747,938
Less: accumulated depreciation	(204,749)	(186,916)
Property, equipment, land and leasehold improvements, net	$559,425	$561,022

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

5. Intangible Assets

Intangible assets at June 30, 2012 and December 31, 2011 consist of the following ($ in thousands):

	June 30, 2012	December 31, 2011
Contractual arrangements	$747,107	$748,722
Non-compete agreements	9,575	9,575
Customer relationships	79,445	79,445
Leasehold rights	3,330	3,330
Trade names	15,671	15,671
Technology	460	460
	855,588	857,203
Less: accumulated amortization	(210,545)	(195,068)
Intangible assets, net	$645,043	$662,135

The goodwill balance as of June 30, 2012 is comprised of the following ($ in thousands):

Goodwill acquired in business combinations, net of disposals	$639,375
Less: accumulated impairment charges	(123,200)
Balance at June 30, 2012 and December 31, 2011	$516,175

The Company tests for goodwill impairment at the reporting unit level on an annual basis on October 1st of each year and between annual tests if a triggering event indicates impairment. There were no triggering events indicating impairment for the six months ended June 30, 2012.

6. Long-Term Debt

At June 30, 2012 and December 31, 2011, the Company’s consolidated long-term debt consists of the following ($ in thousands):

	June 30, 2012	December 31, 2011
The Gas Company	$180,000	$170,000
District Energy	170,000	170,000
Atlantic Aviation	764,743	780,588
Total	1,114,743	1,120,588
Less: current portion	(255,916)	(34,535)
Long-term portion	$858,827	$1,086,053

Under the terms of Atlantic Aviation’s credit facility, the business must apply all excess cash flow from the business to prepay additional debt whenever the leverage ratio (debt to adjusted EBITDA as defined under the loan agreement) is equal to or greater than 6.0x to 1.0 for the trailing twelve months and must use 50% of excess cash flow to prepay debt whenever the leverage ratio is equal to or greater than 5.5x to 1.0 and below 6.0x to 1.0. For the quarter and six months ended June 30, 2012, Atlantic Aviation used $9.5 million and $16.2 million, respectively, of excess cash flow to prepay $9.2 million and $15.7 million, respectively, of the outstanding principal balance of the term loan and $252,000 and $500,000, respectively, in interest rate swap breakage fees. The Company has classified $66.7 million relating to Atlantic Aviation’s term loan debt in the current portion of long-term debt in the consolidated condensed balance sheet at June 30, 2012, as it expects to repay this amount within one year.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

6. Long-Term Debt  – (continued)

On August 10, 2012, Atlantic Aviation expects to use $7.5 million of excess cash flow to prepay the outstanding principal balance of the term debt under this facility and will incur interest rate swap breakage fees.

During 2010, Atlantic Aviation raised a $3.5 million stand-alone debt facility to partially fund the construction of a new FBO at Oklahoma City Will Rogers World Airport. At June 30, 2012, the outstanding balance on the stand-alone facility was $3.3 million. The Company has classified $299,000 in current portion of long-term debt in the consolidated condensed balance sheet at June 30, 2012.

The Company is finalizing the refinancing of The Gas Company’s long term debt facilities. The existing facilities will mature in June of 2013. The Gas Company has received commitments totaling $140.0 million from a syndicate of banks for a five-year, $80.0 million term loan bearing interest at a variable rate of LIBOR + 2.25%, and a five-year, $60.0 million revolver bearing interest at a variable rate of LIBOR + 1.50%. The Gas Company filed for approval of the $60.0 million revolver with the HPUC on April 5, 2012 and expects to receive the approval in August of 2012. The business is reviewing various options for hedging the variable rate component of the debt. Additionally, The Gas Company has received commitments totaling $100.0 million from purchasers of 10-year private placement notes. The notes will bear interest at 4.22% payable semi-annually. The refinancings are expected to close in August of 2012.

Notwithstanding that The Gas Company has received commitments to refinance its entire existing $180.0 million credit facility and The Company expects this refinancing to close in August of 2012, this debt is required to be classified in current liabilities in the accompanying consolidated condensed balance sheet as of June 30, 2012 in accordance with Generally Accepted Accounting Principles.

As of June 30, 2012, the Company classified $8.9 million relating to District Energy’s debt in the current portion of long-term debt in the consolidated condensed balance sheet at June 30, 2012, as it expects to repay this amount within one year.

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

At June 30, 2012, the Company had $1.1 billion of current and long-term debt, $1.0 billion of which was economically hedged with interest rate swaps and $93.3 million of which was unhedged.

Effective February 25, 2009 for Atlantic Aviation and effective April 1, 2009 for the Company’s other businesses, the Company elected to discontinue hedge accounting. In prior periods, when the Company applied hedge accounting, changes in the fair value of derivatives that effectively offset the variability of cash flows on the Company’s debt interest obligations were recorded in other comprehensive income or loss. From the dates that hedge accounting was discontinued, all movements in the fair value of the interest rate swaps are recorded directly through earnings. As interest payments are made, a portion of the other comprehensive loss recorded under hedge accounting is also reclassified into earnings. The Company will reclassify into earnings $7.6 million of net derivative losses, included in accumulated other comprehensive loss as of June 30, 2012, over the remaining life of the existing interest rate swaps, of which approximately $6.4 million will be reclassified over the next 12 months.

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

During the quarter ended June 30, 2012, Atlantic Aviation and District Energy amended its interest rate basis swap contracts that expire in October of 2012 and June of 2013, respectively. These contracts effectively changed the interest rate index on each business’ existing swap contracts from the 90-day LIBOR rate to the 30-day LIBOR rate plus a margin of 10 basis points for Atlantic Aviation and 9 basis points for District Energy. This transaction is expected to result in approximately $280,000 lower interest expense for these businesses for the year ended December 31, 2012 and approximately $65,000 lower interest expense for District Energy for the six months ended June 30, 2013.

The Company measures derivative instruments at fair value using the income approach which discounts the future net cash settlements expected under the derivative contracts to a present value. These valuations utilize primarily observable (“level 2”) inputs, including contractual terms, interest rates and yield curves observable at commonly quoted intervals.

The Company’s fair value measurements of its derivative instruments and the related location of the liabilities associated with the hedging instruments within the consolidated condensed balance sheets at June 30, 2012 and December 31, 2011 were as follows ($ in thousands):

	Liabilities at Fair Value(1)
	Interest Rate Swap Contracts Not Designated as Hedging Instruments
Balance Sheet Location	June 30, 2012	December 31, 2011
Fair value of derivative instruments – current liabilities	$23,539	$39,339
Fair value of derivative instruments – non-current liabilities	9,819	15,576
Total interest rate swap derivative contracts	$33,358	$54,915

(1)	Fair value measurements at reporting date were made using significant other observable inputs (“level 2”).

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7. Derivative Instruments and Hedging Activities  – (continued)

The Company’s hedging activities for the quarter and six months ended June 30, 2012 and 2011 and the related location within the consolidated condensed financial statements were as follows ($ in thousands):

	Derivatives Not Designated as Hedging Instruments(1)
	Amount of Gain/Loss Recognized in Interest Expense for the Quarter Ended June 30,		Amount of Gain/Loss Recognized in Interest Expense for the Six Months Ended June 30,
Financial Statement Account	2012(2)	2011(3)	2012(2)	2011(3)
Interest expense	$(4,634)	$(13,926)	$(10,884)	$(22,509)
Total	$(4,634)	$(13,926)	$(10,884)	$(22,509)

(1)	All derivatives are interest rate swap contracts.
(2)	Gains recognized in interest expense for the quarter and six months ended June 30, 2012 includes $11.8 million and $23.5 million, respectively, in interest rate swap payments, offset by unrealized derivative gains of $7.2 million and $12.6 million, respectively, arising from:
•	the change in fair value of interest rate swaps from the discontinuation of hedge accounting; and
•	interest rate swap break fees related to the pay down of debt at Atlantic Aviation.
(3)	Net gains recognized in interest expense for the quarter and six months ended June 30, 2011 includes $12.7 million and $25.7 million, respectively, in interest rate swap payments and unrealized derivative losses of $1.2 million and unrealized derivative gains of $3.2 million, respectively.

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

	As of, and for the Quarter Ended June 30,		As of, and for the Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$113,763	$106,950	$231,767	$217,781
Net income	$16,016	$8,933	$37,425	$28,023
Interest expense, net	11,790	16,311	18,381	20,994
Provision for income taxes	11,869	5,903	26,236	19,447
Depreciation and amortization	17,117	16,360	34,024	32,035
Other non-cash expense (income)	90	(46)	278	(54)
EBITDA excluding non-cash items(1)	$56,882	$47,461	$116,344	$100,445
Capital expenditures paid	$21,616	$21,427	$58,686	$54,724
Property, equipment, land and leasehold improvements, net	1,133,272	1,060,646	1,133,272	1,060,646
Total assets balance	1,230,029	1,215,380	1,230,029	1,215,380

(1)	EBITDA consists of earnings before interest, taxes, depreciation and amortization. Non-cash items that are excluded consist of impairments, derivative gains and losses and all other non-cash income and expense items.

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

Atlantic Aviation

The Atlantic Aviation segment derives the majority of its revenues from fuel sales and from other airport services, including de-icing, aircraft hangarage and other aviation services. All of the revenue of Atlantic Aviation is generated at 64 airports in the U.S.

Selected information by segment is presented in the following tables. The tables do not include financial data for the Company’s equity investment in IMTT.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Reportable Segments  – (continued)

Revenue from external customers for the Company’s consolidated reportable segments was as follows ($ in thousands) (unaudited):

	Quarter Ended June 30, 2012
	Energy-related Businesses
	The Gas Company	District Energy	Atlantic Aviation	Total Reportable Segments
Revenue from Product Sales
Product sales	$29,748	$—	$139,381	$169,129
Product sales – utility	36,807	—	—	36,807
	66,555	—	139,381	205,936
Service Revenue
Other services	—	682	38,291	38,973
Cooling capacity revenue	—	5,567	—	5,567
Cooling consumption revenue	—	6,890	—	6,890
	—	13,139	38,291	51,430
Financing and Lease Income
Financing and equipment lease	—	1,150	—	1,150
	—	1,150	—	1,150
Total Revenue	$66,555	$14,289	$177,672	$258,516

	Quarter Ended June 30, 2011
	Energy-related Businesses
	The Gas Company	District Energy	Atlantic Aviation	Total Reportable Segments
Revenue from Product Sales
Product sales	$26,935	$—	$134,647	$161,582
Product sales – utility	36,421	—	—	36,421
	63,356	—	134,647	198,003
Service Revenue
Other services	—	903	35,668	36,571
Cooling capacity revenue	—	5,428	—	5,428
Cooling consumption revenue	—	5,924		5,924
	—	12,255	35,668	47,923
Financing and Lease Income
Financing and equipment lease	—	1,261	—	1,261
	—	1,261	—	1,261
Total Revenue	$63,356	$13,516	$170,315	$247,187

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Reportable Segments  – (continued)

	Six Months Ended June 30, 2012
	Energy-related Businesses
	The Gas Company	District Energy	Atlantic Aviation	Total Reportable Segments
Revenue from Product Sales
Product sales	$61,377	$-	$280,706	$342,083
Product sales – utility	75,121	—	—	75,121
	136,498	—	280,706	417,204
Service Revenue
Other services	—	1,321	81,093	82,414
Cooling capacity revenue	—	11,062	—	11,062
Cooling consumption revenue	—	10,363	—	10,363
	—	22,746	81,093	103,839
Financing and Lease Income
Financing and equipment lease	—	2,329	—	2,329
	—	2,329	—	2,329
Total Revenue	$136,498	$25,075	$361,799	$523,372

	Six Months Ended June 30, 2011
	Energy-related Businesses
	The Gas Company	District Energy	Atlantic Aviation	Total Reportable Segments
Revenue from Product Sales
Product sales	$54,286	$—	$260,360	$314,646
Product sales – utility	70,694	—	—	70,694
	124,980	—	260,360	385,340
Service Revenue
Other services	—	1,593	78,464	80,057
Cooling capacity revenue	—	10,759	—	10,759
Cooling consumption revenue	—	8,354	—	8,354
	—	20,706	78,464	99,170
Financing and Lease Income
Financing and equipment lease	—	2,548	—	2,548
	—	2,548	—	2,548
Total Revenue	$124,980	$23,254	$338,824	$487,058

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

	Quarter Ended June 30, 2012
	Energy-related Businesses
	The Gas Company	District Energy	Atlantic Aviation	Total Reportable Segments
Net income	$6,124	$886	$5,660	$12,670
Interest expense, net	1,516	2,127	7,282	10,925
Provision for income taxes	3,913	621	4,574	9,108
Depreciation	1,697	1,677	5,860	9,234
Amortization of intangibles	205	341	8,000	8,546
Loss on disposal of assets	—	—	47	47
Other non-cash expense (income)	995	240	(88)	1,147
EBITDA excluding non-cash items	$14,450	$5,892	$31,335	$51,677

	Quarter Ended June 30, 2011
	Energy-related Businesses
	The Gas Company	District Energy	Atlantic Aviation(1)	Total Reportable Segments
Net income (loss)	$3,273	$(926)	$(3,497)	$(1,150)
Interest expense, net	3,483	4,925	11,361	19,769
Provision (benefit) for income taxes	2,310	(650)	(2,335)	(675)
Depreciation	1,596	1,658	7,027	10,281
Amortization of intangibles	206	341	15,497	16,044
Loss on disposal of assets	—	—	1,153	1,153
Other non-cash expense (income)	512	300	(43)	769
EBITDA excluding non-cash items	$11,380	$5,648	$29,163	$46,191

(1)	Includes non-cash impairment charges of $8.7 million recorded during the quarter ended June 30, 2011, consisting of $7.3 million related to intangible assets (in amortization of intangibles) and $1.4 million related to property, equipment, land and leasehold improvements (in depreciation).

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Reportable Segments  – (continued)

	Six Months Ended June 30, 2012
	Energy-related Businesses
	The Gas Company	District Energy	Atlantic Aviation	Total Reportable Segments
Net income	$11,866	$872	$12,642	$25,380
Interest expense, net	3,407	4,456	16,067	23,930
Provision for income taxes	7,712	611	9,284	17,607
Depreciation	3,432	3,351	11,676	18,459
Amortization of intangibles	411	682	15,999	17,092
Loss on disposal of assets	—	—	47	47
Other non-cash expense (income)	1,802	269	(229)	1,842
EBITDA excluding non-cash items	$28,630	$10,241	$65,486	$104,357

	Six Months Ended June 30, 2011
	Energy-related Businesses
	The Gas Company	District Energy	Atlantic Aviation(1)	Total Reportable Segments
Net income (loss)	$7,703	$(1,422)	$1,245	$7,526
Interest expense, net	5,497	7,184	21,554	34,235
Provision (benefit) for income taxes	5,212	(997)	840	5,055
Depreciation	3,163	3,305	12,670	19,138
Amortization of intangibles	412	678	23,673	24,763
Loss on disposal of assets	—	—	1,153	1,153
Other non-cash expense	1,182	338	103	1,623
EBITDA excluding non-cash items	$23,169	$9,086	$61,238	$93,493

(1)	Includes non-cash impairment charges of $8.7 million recorded during the six months ended June 30, 2011, consisting of $7.3 million related to intangible assets (in amortization of intangibles) and $1.4 million related to property, equipment, land and leasehold improvements (in depreciation).

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Reportable Segments  – (continued)

Reconciliation of total reportable segments’ EBITDA excluding non-cash items to consolidated net income (loss) before income taxes are as follows ($ in thousands) (unaudited):

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total reportable segments EBITDA excluding non-cash items	$51,677	$46,191	$104,357	$93,493
Interest income	4	97	6	101
Interest expense	(10,925)	(19,866)	(23,932)	(34,335)
Depreciation(1)	(9,234)	(10,281)	(18,459)	(19,138)
Amortization of intangibles(2)	(8,546)	(16,044)	(17,092)	(24,763)
Loss on disposal of assets	(47)	(1,153)	(47)	(1,153)
Selling, general and administrative – corporate	(2,045)	(1,882)	(7,216)	(3,361)
Fees to manager	(4,760)	(4,156)	(9,755)	(7,788)
Equity in earnings and amortization charges of investees	6,805	3,270	16,306	11,632
Other expense, net	(966)	(579)	(1,474)	(1,247)
Total consolidated net income (loss) before income taxes	$21,963	$(4,403)	$42,694	$13,441

(1)	Depreciation includes depreciation expense for District Energy, which is reported in cost of services in the consolidated condensed statement of operations. Depreciation also includes non-cash impairment charge of $1.4 million for the quarter and six months ended June 30, 2011 recorded by Atlantic Aviation.
(2)	Includes non-cash impairment charges of $7.3 million for contractual arrangements recorded during the quarter and six months ended June 30, 2011 at Atlantic Aviation.

Capital expenditures for the Company’s reportable segments were as follows ($ in thousands) (unaudited):

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
The Gas Company	$3,333	$3,665	$7,555	$7,812
District Energy	213	413	447	977
Atlantic Aviation	4,718	4,347	7,331	6,798
Total	$8,264	$8,425	$15,333	$15,587

Property, equipment, land and leasehold improvements, goodwill and total assets for the Company’s reportable segments as of June 30 were as follows ($ in thousands) (unaudited):

	Property, Equipment, Land and Leasehold Improvements		Goodwill		Total Assets
	2012	2011(1)	2012	2011	2012	2011
The Gas Company	$161,913	$152,749	$120,193	$120,193	$377,187	$364,581
District Energy	138,975	144,138	18,646	18,646	215,583	223,052
Atlantic Aviation	258,537	256,456	377,336	372,314	1,358,155	1,380,508
Total	$559,425	$553,343	$516,175	$511,153	$1,950,925	$1,968,141

(1)	Includes a non-cash impairment charge of $1.4 million recorded during the quarter and six months ended June 30, 2011 at Atlantic Aviation.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Reportable Segments  – (continued)

Reconciliation of reportable segments’ total assets to consolidated total assets ($ in thousands) (unaudited):

	As of June 30,
	2012	2011
Total assets of reportable segments	$1,950,925	$1,968,141
Investment in IMTT	136,463	227,122
Corporate and other	92,879	(25,290)
Total consolidated assets	$2,180,267	$2,169,973

10. Related Party Transactions

Management Services Agreement with Macquarie Infrastructure Management (USA) Inc. (the Manager)

As of June 30, 2012, the Manager held 4,672,014 LLC interests of the Company, which were acquired concurrently with the closing of the initial public offering in December 2004 and by reinvesting base management and performance fees in the Company. In addition, the Macquarie Group held LLC interests acquired in open market purchases.

Since January 1, 2012, the Company paid the Manager cash dividends for LLC interests held for the following periods:

Declared	Period Covered	$ per LLC Interest	Record Date	Payable Date	Amount Paid to Manager (in thousands)
July 30, 2012	Second quarter 2012	$0.625	August 13, 2012	August 16, 2012	$(1)
April 30, 2012	First quarter 2012	$0.20	May 14, 2012	May 17, 2012	$905
February 1, 2012	Fourth quarter 2011	$0.20	March 5, 2012	March 8, 2012	$878

(1)	The amount of dividend payable to the Manager for the second quarter of 2012 will be determined on August 13, 2012, the record date.

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

In accordance with the Management Agreement, the Manager is entitled to a quarterly base management fee based primarily on the Company’s market capitalization, and a performance fee, based on the performance of the Company’s stock relative to a U.S. utilities index. For the six months ended June 30, 2012 and 2011, the Manager did not earn a performance fee.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Related Party Transactions  – (continued)

For the six months ended June 30, 2012 and 2011, the Company incurred base management fees of $9.8 million and $7.8 million, respectively. The unpaid portion of the fees at the end of each reporting period is included in due to manager-related party in the consolidated condensed balance sheets. The following table shows the Manager’s election to reinvest its quarterly base management fees in additional LLC interests:

Period	Base Management Fee Amount ($ in thousands)	LLC Interests Issued	Issue Date
2012 Activities:
Second quarter 2012	$4,760	(1)	(1)
First quarter 2012	4,995	147,682	May 31, 2012
2011 Activities:
Fourth quarter 2011	$4,222	135,987	March 20, 2012
Third quarter 2011	3,465	130,344	November 30, 2011
Second quarter 2011	4,156	179,623	August 31, 2011
First quarter 2011	3,632	144,742	June 6, 2011

(1)	LLC interests for the second quarter of 2012 base management fee will be issued to our Manager during the third quarter of 2012.

The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its base management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries and investments, income taxes, audit and legal fees, acquisitions and dispositions and its compliance with applicable laws and regulations. During the six months ended June 30, 2012 and 2011, the Manager charged the Company $200,000 and $139,000 respectively, for reimbursement of out-of-pocket expenses. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in due to manager-related party in the consolidated condensed balance sheets.

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

During the quarter ended June 30, 2012, MIC engaged MCUSA as a Joint Bookrunner and Lead Placement Agent on the refinancing of a portion of The Gas Company’s long term debt facilities. As discussed in Note 6, “Long-Term Debt”, The Gas Company has received commitments in support of a $100.0 million issuance of 10-year private placement notes in connection with this engagement. MIC will incur $100,000 in fees in the third quarter of 2012 relating to the services provided by MCUSA.

Derivative Instruments and Hedging Activities

The Company has derivative instruments in place to fix the interest rate on certain outstanding variable-rate term loan facilities. MBL has provided interest rate swaps for The Gas Company. At June 30, 2012, The Gas Company had $160.0 million of its term loans hedged, of which MBL was providing the interest rate

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Related Party Transactions  – (continued)

swaps for a notional amount of $48.0 million. The remainder of the swaps are from an unrelated third party. During the six months ended June 30, 2012, The Gas Company made payments to MBL of $1.0 million in relation to these swaps.

Other Transactions

Macquarie, through the Macquarie Insurance Facility (MIF), has an aggregated insurance buying program. By combining the insurance premiums of Macquarie owned and managed funds, MIF has been able to deliver very competitive terms to businesses that participate in the facility. MIF earns a commission from the insurers. In February of 2012, the Company purchased its Directors and Officers liability insurance utilizing several of the MIF insurers. No payments were made to MIF by the Company during the six months ended June 30, 2012 for Directors and Officers liability insurance.

Atlantic Aviation, The Gas Company, and District Energy purchase and renew property and casualty insurance coverage on an ongoing basis from insurance underwriters who then pay commissions to MIF. For the six months ended June 30, 2012, no payments were made directly to MIF for property and casualty insurance.

Atlantic Aviation entered into a copiers lease agreement with Macquarie Equipment Finance, or MEF, an indirect subsidiary of Macquarie Group Limited. For the six months ended June 30, 2012, Atlantic Aviation incurred $11,000 in lease expense on these copiers. As of June 30, 2012, Atlantic Aviation had prepaid the July of 2012 monthly payment to MEF for $2,000, which is included in prepaid expenses in the consolidated condensed balance sheet.

The Gas Company entered into licensing agreements with Utility Service Partners, Inc. and America’s Water Heater Rentals, LLC, both indirect subsidiaries of Macquarie Group Limited, to enable these entities to offer products and services to The Gas Company’s customer base. No payments were made under these arrangements during the six months ended June 30, 2012.

In 2008, Macquarie Global Opportunities Partners, or MGOP, a private equity fund managed by the Macquarie Group, acquired Sentient Flight Group (“Sentient”), a jet membership, retail charter and fuel management business. The new company was called Sentient Flight Group (referred to hereafter as “Sentient”). Sentient was an existing customer of Atlantic Aviation. On May 31, 2012, MGOP sold its interest in Sentient to a third party. For the five months ended May 31, 2012, Atlantic Aviation recorded $9.3 million in revenue from Sentient. As of June 30, 2012, Atlantic Aviation had $283,000 in receivables from Sentient, which is included in accounts receivable in the consolidated condensed balance sheets.

In addition, the Company and several of its subsidiaries have entered into a licensing agreement with the Macquarie Group related to the use of the Macquarie name and trademark. The Macquarie Group does not charge the Company any fees for this license.

11. Income Taxes

The Company expects to incur federal consolidated taxable income for the year ending December 31, 2012, which will be fully offset by the Company’s federal NOL carryforwards. The Company believes that it will be able to utilize the federal and certain state consolidated prior year NOLs. Accordingly, the Company has not provided a valuation allowance against any deferred tax assets generated in 2012, except for approximately $897,000 for certain state NOLs. Two of the Company’s businesses, IMTT and District Energy, are less than 80% owned by the Company and those businesses file separate federal consolidated income tax returns.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

11. Income Taxes  – (continued)

Uncertain Tax Positions

At June 30, 2012, the Company and its subsidiaries had a reserve of approximately $436,000 for benefits taken during 2012 and prior tax periods attributable to tax positions for which the probability of recognition is considered to be less than more likely than not. During the six months ended June 30, 2012, the Company recorded an increase of $36,000 in the reserve and does not expect a material change in the reserve during the year ended December 31, 2012.

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

Arbitration Proceeding Between MIC and Co-investor in IMTT

On April 18, 2011, MIC initiated formal arbitration proceedings with the Voting Trust of IMTT Holdings Inc. (“Voting Trust”) and IMTT Holdings Inc. under the auspices of the American Arbitration Association, as provided under the Shareholders’ Agreement, with respect to a dispute with the co-owner of IMTT regarding distributions. IMTT was named as a respondent because under the Shareholders’ Agreement it is responsible for any monetary damages resulting from a breach of the Shareholders’ Agreement by the Voting Trust. On March 29, 2012, the arbitration proceeding concluded with an award in MIC’s favor. The arbitration panel directed IMTT to pay a distribution in the amount of $221.2 million ($110.6 million to each of MIC and its co-investor) as the total distribution through December 31, 2011. The arbitration panel also denied all of the Voting Trust’s counterclaims and directed the parties to comply with certain corporate governance recommendations, including, among others, the retention of independent counsel to advise the Board of Directors of IMTT with respect to the rights, duties and obligations of its members under Delaware law. On May 25, 2012, the Delaware Court of Chancery entered a judgment confirming the arbitration award in all respects, following which, in June of 2012, MIC received $110.6 million from IMTT in payment of a distribution.

Except noted above, there are no material legal proceedings other than as disclosed in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on February 22, 2012.

13. Subsequent Events

Dividend

On July 30, 2012, the board of directors declared a distribution of $0.625 per share for the quarter ended June 30, 2012, which is expected to be paid on August 16, 2012 to holders of record on August 13, 2012.

IMTT First Quarter of 2012 Distributions

On July 20, 2012, the Board of Directors of IMTT declared a distribution for the quarter ended March 31, 2012 in the amount of $17.8 million ($8.9 million per shareholder), which was paid on July 24, 2012, with both shareholders reserving their rights to dispute this amount. The MIC appointed directors of the IMTT board have asserted that the distribution for the quarter ended March 31, 2012 as calculated in accordance with the Shareholders’ Agreement and clarified by the March 30, 2012 Arbitration Award is $45.3 million ($22.6 million per shareholder). The Voting Trust appointed members of the IMTT Board do not agree, and MIC may commence an arbitration proceeding as prescribed by the Shareholders’ Agreement to collect the amounts due to MIC for the first quarter of 2012 and to recover costs and damages.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

13. Subsequent Events  – (continued)

IMTT Second Quarter of 2012 Distributions

On July 31, 2012, the Board of Directors of IMTT declared a distribution for the quarter ended June 30, 2012 in the amount of $18.7 million ($9.3 million per shareholder) with both shareholders reserving their rights to dispute this amount. The MIC appointed directors of the IMTT board have asserted that the distribution for the quarter ended June 30, 2012 as calculated in accordance with the Shareholders’ Agreement and clarified by the March 30, 2012 Arbitration Award is $55.3 million ($27.7 million per shareholder). The Voting Trust appointed members of the IMTT Board do not agree, and MIC may commence an arbitration proceeding as prescribed by the Shareholders’ Agreement to collect the amounts due to MIC for the second quarter of 2012 and to recover costs and damages.

Atlantic Aviation FBO sale

On July 16, 2012, Atlantic Aviation sold one of its FBOs for $5.3 million.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Except as described below, there are no material legal proceedings, other than as previously disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on February 22, 2012.

Arbitration Proceeding Between MIC and Co-Investor in IMTT

On April 18, 2011, MIC initiated formal arbitration proceedings with the Voting Trust of IMTT Holdings Inc. (“Voting Trust”) and IMTT Holdings Inc. under the auspices of the American Arbitration Association, as provided under the Shareholders’ Agreement, with respect to a dispute with the co-owner of IMTT regarding distributions. IMTT was named as a respondent because under the Shareholders’ Agreement it is responsible for any monetary damages resulting from a breach of the Shareholders’ Agreement by the Voting Trust. On March 29, 2012, the arbitration proceeding concluded with an award in MIC’s favor. The arbitration panel directed IMTT to pay a distribution in the amount of $221.2 million ($110.6 million to each of MIC and its co-investor) as the total distribution through December 31, 2011. The arbitration panel also denied all of the Voting Trust’s counterclaims and directed the parties to comply with certain corporate governance recommendations, including, among others, the retention of independent counsel to advise the Board of Directors of IMTT with respect to the rights, duties and obligations of its members under Delaware law. On May 25, 2012, the Delaware Court of Chancery entered a judgment confirming the arbitration award in all respects, following which, in June of 2012, MIC received $110.6 million from IMTT in payment of a distribution.

IMTT First Quarter of 2012 Distributions

On July 20, 2012, the Board of Directors of IMTT declared a distribution for the quarter ended March 31, 2012 in the amount of $17.8 million ($8.9 million per shareholder), which was paid on July 24, 2012, with both shareholders reserving their rights to dispute this amount. The MIC appointed directors of the IMTT board have asserted that the distribution for the quarter ended March 31, 2012 as calculated in accordance with the Shareholders’ Agreement and clarified by the March 30, 2012 Arbitration Award is $45.3 million ($22.6 million per shareholder). The Voting Trust appointed members of the IMTT Board do not agree, and MIC may commence an arbitration proceeding as prescribed by the Shareholders’ Agreement to collect the amounts due to MIC for the first quarter of 2012 and to recover costs and damages.

IMTT Second Quarter of 2012 Distributions

On July 31, 2012, the Board of Directors of IMTT declared a distribution for the quarter ended June 30, 2012 in the amount of $18.7 million ($9.3 million per shareholder) with both shareholders reserving their rights to dispute this amount. The MIC appointed directors of the IMTT board have asserted that the distribution for the quarter ended June 30, 2012 as calculated in accordance with the Shareholders’ Agreement and clarified by the March 30, 2012 Arbitration Award is $55.3 million ($27.7 million per shareholder). The Voting Trust appointed members of the IMTT Board do not agree, and MIC may commence an arbitration proceeding as prescribed by the Shareholders’ Agreement to collect the amounts due to MIC for the second quarter of 2012 and to recover costs and damages.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC
Dated: August 1, 2012	By: /s/ James Hooke Name: James Hooke Title: Chief Executive Officer
Dated: August 1, 2012	By: /s/ Todd Weintraub Name: Todd Weintraub Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Third Amended and Restated Operating Agreement of Macquarie Infrastructure Company LLC (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2007)
3.2	Amended and Restated Certificate of Formation of Macquarie Infrastructure Assets LLC (incorporated by reference to Exhibit 3.8 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-116244))
10.1*	Amendment Number Three to Loan Agreement, dated as of April 26, 2012, among Macquarie District Energy, Inc., the several banks and other financial institutions signatories thereto; PNC Bank, National Association, as Issuing Bank and Commerzbank AG New York Branch, as Administrative Agent
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
101.0***	The following materials from the Quarterly Report on Form 10-Q of Macquarie Infrastructure Company LLC for the quarter ended June 30, 2012, filed on August 1, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011, (ii) the Consolidated Condensed Statement of Operations for the Quarters and Six Months Ended June 30, 2012 and 2011 (Unaudited), (iii) the Consolidated Condensed Statements of Comprehensive Income for the Quarters and Six Months Ended June 30, 2012 and 2011 (Unaudited), (iv) the Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 (Unaudited) and (v) the Notes to Consolidated Condensed Financial Statements (Unaudited).

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

E-1