Form 10-Q
period 2012-09-30
Macquarie Infrastructure CO LLC
filed 2012-10-31
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

There were 46,758,875 limited liability company interests without par value outstanding at October 30, 2012.

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

We own, operate and invest in a diversified group of infrastructure businesses that provide basic services, such as chilled water for building cooling and gas utility services to businesses and individuals primarily in the U.S. The businesses we own and operate are energy-related businesses consisting of: a 50% interest in International Matex Tank Terminals, or IMTT, Hawaii Gas and our controlling interest in District Energy; and an aviation-related business, Atlantic Aviation.

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

Overview

In analyzing the financial condition and results of operations of our businesses, we focus primarily on cash generation, and our ability to distribute cash to shareholders in particular. The ability of our businesses to generate cash, broadly, is tied to their ability to effectively manage the volume of products/ services sold and the margin earned on those sales. Offsetting these are required payments on debt facilities, taxes and capital expenditures necessary to maintain the productivity of the fixed assets of the businesses, among others.

At IMTT, we focus on the amount of storage under contract and the rates at which that storage is leased to third parties and on making appropriate expenditures in maintaining fixed assets of the business. Management of IMTT believes that the average rate on all storage contracts will be modestly higher in 2012 compared with 2011. Storage utilization is expected to be consistent with 2011, subject to certain tanks being removed from service for cleaning and inspection.

During the third quarter of 2012, our gas processing and distribution business rebranded itself as Hawaii Gas. At Hawaii Gas, our focus is on the number of customers served by each of the utility and non-utility portions of the business, and in the case of the non-utility portion, the margins achieved on sales of gas as well. Hawaii Gas has an active marketing program that seeks to develop new customers throughout Hawaii. We periodically pursue rate cases that allow for adjustment of the rates in the utility portion of the business, although we do not intend to pursue any significant rate case for the remainder of 2012. The pricing of non-utility gas will be adjusted to reflect changes in the cost of the product and the costs associated with delivering it to customers. In addition to the existing utility and non-utility operations, Hawaii Gas is developing strategies related to the importation and distribution of Liquefied Natural Gas, or LNG. Small scale importation of LNG is expected to be underway in late 2012 or early 2013.

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

Improvement in general aviation activity levels has resulted in improvement in the operating performance of Atlantic Aviation. Atlantic Aviation is generating a substantial amount of cash; however all of the cash is being used to reduce Atlantic Aviation’s indebtedness. Those repayments are expected to enhance the terms on which we may be able to refinance this debt prior to its maturity in 2014.

Distributions From IMTT For Fiscal Year 2012

Distributions calculated in accordance with the Shareholders’ Agreement between MIC and its co-investor in IMTT (“Voting Trust”) for the first half of 2012 were $100.6 million ($50.3 million per shareholder). By unanimous agreement, this amount has been paid to each shareholder.

Distributions calculated in accordance with the Shareholders’ Agreement between MIC and the Voting Trust for the third quarter of 2012 were $30.4 million ($15.2 million per shareholder). On October 25, 2012, the Board of IMTT unanimously declared a distribution of this amount. The third quarter of 2012 distribution is expected to be paid on October 31, 2012.

Dividends

Since January 1, 2011, MIC has paid or declared the following dividends:

Declared	Period Covered	$ per LLC Interest	Record Date	Payable Date
October 29, 2012	Third quarter 2012	$0.6875	November 12, 2012	November 15, 2012
July 30, 2012	Second quarter 2012	$0.625	August 13, 2012	August 16, 2012
April 30, 2012	First quarter 2012	$0.20	May 14, 2012	May 17, 2012
February 1, 2012	Fourth quarter 2011	$0.20	March 5, 2012	March 8, 2012
October 31, 2011	Third quarter 2011	$0.20	November 14, 2011	November 17, 2011
August 1, 2011	Second quarter 2011	$0.20	August 15, 2011	August 18, 2011
May 2, 2011	First quarter 2011	$0.20	May 11, 2011	May 18, 2011

Our Board has expressed its intent to distribute substantially all of the cash generated by our businesses to our shareholders in the form of a quarterly cash dividend. Not all of the cash flow generated by our businesses is currently available for distribution. The payment of a quarterly cash dividend of $0.6875 per share is being paid out of cash generated by our operating entities, supplemented by cash on hand. Following the successful refinancing of Atlantic Aviation’s debt facilities prior to their maturity in October of 2014, and contingent upon the continued stable performance of MIC’s businesses, and subject to prevailing economic conditions, our Board will consider increasing the amount of the quarterly cash dividend.

We expect that dividends paid in 2012 are likely to be characterized as a dividend for tax purposes. Holders of MIC LLC interests are encouraged to seek their own tax advice with regards to their investment in MIC.

Income Taxes

We file a consolidated federal income tax return that includes the taxable income of Hawaii Gas and Atlantic Aviation. IMTT and District Energy file separate federal income tax returns. Distributions from IMTT and District Energy may be characterized as non-taxable returns of capital and reduce our tax basis in these businesses, or as a taxable dividend. We will include in our taxable income the dividend portion of any distributions, which are eligible for the 80% dividends received deduction. We also receive and include in taxable income interest income from District Energy on intercompany debt.

As a result of having federal net operating loss, or NOL, carryforwards, we do not expect to make regular federal tax payments at least through the 2014 tax year. However, we expect to pay an Alternative Minimum Tax of approximately $264,000 for 2012, which includes $161,000 related to District Energy. We expect that the Alternative Minimum Tax paid for 2012 will be available as a credit against regular federal income taxes in the future. The cash state and local taxes paid by our individual businesses are discussed in the sections entitled “Income Taxes” for each of these businesses.

Pursuant to the tax sharing agreements, the individual businesses included in our consolidated federal income tax return pay MIC an amount equal to the federal income taxes each would have paid on a standalone basis if they were not part of the MIC consolidated federal income tax return.

Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010

In December of 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (the “Act”) was signed. The Act provides for 100% tax depreciation for certain fixed assets placed in service after September 8, 2010 and before January 1, 2012, and 50% tax depreciation for certain fixed assets placed in service during 2012 for federal income tax purposes. Generally, states do not allow this tax depreciation deduction in determining state taxable income. Importantly, Illinois and Louisiana, two states in which we have significant operations, do permit the use of federal tax depreciation deductions in calculating state taxable income. The Company took and will take into consideration the benefits of these accelerated depreciation provisions of the Act when evaluating capital expenditure plans for the remainder of 2012.

Results of Operations

Consolidated

Key Factors Affecting Operating Results To Date:

•	strong performance from our energy-related businesses reflecting:
•	an increase in average storage rates at IMTT;
•	an increase in non-utility contribution margin at Hawaii Gas; and
•	an increase in consumption gross profit at District Energy.
•	improved contribution from Atlantic Aviation reflecting:
•	increased volume of general aviation (“GA”) fuel sold and higher weighted average GA fuel margins; and
•	lower interest expense driven by reduced debt levels; partially offset by
•	reduced de-icing revenue.

Results of Operations: Consolidated – (continued)

Our consolidated results of operations are as follows:

	Quarter Ended September 30,		Change Favorable/(Unfavorable)		Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2012	2011	$	%	2012	2011	$	%
	($ In Thousands) (Unaudited)
Revenue
Revenue from product sales	$166,385	$159,834	6,551	4.1	$508,468	$474,480	33,988	7.2
Revenue from product sales – utility	35,535	35,088	447	1.3	110,656	105,782	4,874	4.6
Service revenue	56,214	55,420	794	1.4	160,053	154,590	5,463	3.5
Financing and equipment lease income	1,119	1,236	(117)	(9.5)	3,448	3,784	(336)	(8.9)
Total revenue	259,253	251,578	7,675	3.1	782,625	738,636	43,989	6.0
Costs and expenses
Cost of product sales	111,677	107,475	(4,202)	(3.9)	346,778	326,026	(20,752)	(6.4)
Cost of product sales – utility	31,001	29,205	(1,796)	(6.1)	94,497	86,842	(7,655)	(8.8)
Cost of services	15,044	15,860	816	5.1	41,489	40,704	(785)	(1.9)
Gross profit	101,531	99,038	2,493	2.5	299,861	285,064	14,797	5.2
Selling, general and administrative	51,571	50,706	(865)	(1.7)	157,301	150,685	(6,616)	(4.4)
Fees to manager-related party	29,353	3,465	(25,888)	NM	39,108	11,253	(27,855)	NM
Depreciation	7,596	10,072	2,476	24.6	22,704	25,905	3,201	12.4
Amortization of intangibles	8,800	8,637	(163)	(1.9)	25,892	33,400	7,508	22.5
(Gain) loss on disposal of assets	(1,706)	518	2,224	NM	(1,379)	1,743	3,122	179.1
Total operating expenses	95,614	73,398	(22,216)	(30.3)	243,626	222,986	(20,640)	(9.3)
Operating income	5,917	25,640	(19,723)	(76.9)	56,235	62,078	(5,843)	(9.4)
Other income (expense)
Interest income	110	3	107	NM	116	104	12	11.5
Interest expense(1)	(15,144)	(14,638)	(506)	(3.5)	(39,076)	(48,973)	9,897	20.2
Equity in earnings and amortization charges of investee	6,989	2,436	4,553	186.9	23,295	14,068	9,227	65.6
Other income, net	249	1,200	(951)	(79.3)	245	805	(560)	(69.6)
Net (loss) income before income taxes	(1,879)	14,641	(16,520)	(112.8)	40,815	28,082	12,733	45.3
Benefit (provision) for income taxes	1,758	(5,137)	6,895	134.2	(14,698)	(11,635)	(3,063)	(26.3)
Net (loss) income	$(121)	$9,504	(9,625)	(101.3)	$26,117	$16,447	9,670	58.8
Less: net income attributable to noncontrolling interests	1,758	3,128	1,370	43.8	2,766	1,396	(1,370)	(98.1)
Net (loss) income attributable to MIC LLC	$(1,879)	$6,376	(8,255)	(129.5)	$23,351	$15,051	8,300	55.1

NM — Not meaningful

(1)	Interest expense includes non-cash losses on derivative instruments of $9.4 million and $20.3 million for the quarter and nine months ended September 30, 2012, respectively. For the quarter and nine months ended September 30, 2011, interest expense includes non-cash losses on derivative instruments of $8.7 million and $31.2 million, respectively.

Results of Operations: Consolidated – (continued)

Gross Profit

Consolidated gross profit for the quarter and nine months ended September 30, 2012 increased reflecting improved results in the non-utility business at Hawaii Gas. In addition, gross profit for the nine months ended September 30, 2012 reflects primarily the increase in both fuel and non-fuel gross profit at Atlantic Aviation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the quarter and nine months ended September 30, 2012 compared to the quarter and nine months ended September 30, 2011 primarily due to legal costs at the holding company level, most significantly those incurred in the arbitration proceedings and related matters between MIC and its IMTT co-investor. Selling, general and administrative expenses were also higher at Hawaii Gas and District Energy for these periods.

Fees to Manager

Our Manager is entitled to a quarterly base management fee based primarily on our market capitalization, and a performance fee, based on the performance of our stock relative to a U.S. utilities index. For the quarter and nine months ended September 30, 2012, we recorded a performance fee payable of $23.5 million to our Manager. Our Manager elected to reinvest this performance fee in additional LLC interests. LLC interests for the third quarter of 2012 performance fee will be issued to our Manager during the fourth quarter of 2012. For the nine months ended September 30, 2011, our Manager did not earn a performance fee.

For the nine months ended September 30, 2012 and 2011, we incurred base management fees of $15.6 million and $11.3 million, respectively. The unpaid portion of the base management fees at the end of each reporting period is included in due to manager-related party in the consolidated condensed balance sheets. The following table shows our Manager’s election to reinvest its quarterly base management fees and performance fees, if any, in additional LLC interests:

Period	Base Management Fee Amount ($ in thousands)	Performance Fee Amount ($ in thousands)	LLC Interests Issued	Issue Date
2012 Activities:
Third quarter 2012	$5,844	$23,509	(1)	(1)
Second quarter 2012	4,760	—	113,847	August 30, 2012
First quarter 2012	4,995	—	147,682	May 31, 2012
2011 Activities:
Fourth quarter 2011	$4,222	$—	135,987	March 20, 2012
Third quarter 2011	3,465	—	130,344	November 30, 2011
Second quarter 2011	4,156	—	179,623	August 31, 2011
First quarter 2011	3,632	—	144,742	June 6, 2011

(1)	LLC interests for the third quarter of 2012 base management fee and performance fee will be issued to our Manager during the fourth quarter of 2012.

Depreciation

Depreciation for the quarter and nine months ended September 30, 2012 were lower due to the consolidation of two FBOs that Atlantic Aviation operated at one airport during 2011. Atlantic Aviation vacated a portion of its leased premises and recorded non-cash write-offs of $2.9 million primarily associated with leasehold improvements. The decrease in the nine months ended September 30, 2012 also reflects the non-cash asset impairment charge of $1.4 million recorded at Atlantic Aviation during the quarter ended June 30, 2011. This non-cash impairment charge resulted from adverse trading conditions specific to three small locations.

Results of Operations: Consolidated – (continued)

Amortization of Intangibles

Amortization of intangibles expense for the nine months ended September 30, 2012 were lower due to the non-cash impairment charge of $7.3 million recorded at Atlantic Aviation during the quarter ended June 30, 2011. This impairment charge resulted from adverse trading conditions specific to three small locations.

Interest Expense and Losses on Derivative Instruments

Interest expense includes non-cash losses on derivative instruments of $9.4 million and $20.3 million for the quarter and nine months ended September 30, 2012, respectively, and non-cash losses on derivative instruments of $8.7 million and $31.2 million for the quarter and nine months ended September 30, 2011, respectively. Non-cash losses on derivatives recorded in interest expense are attributable to the change in fair value of interest rate instruments and includes the reclassification of amounts from accumulated other comprehensive loss into earnings.

Excluding the portion related to non-cash losses on derivatives, interest expense decreased for the quarter and nine months ended September 30, 2012 primarily due to the lower term loan principal balance at Atlantic Aviation.

Equity in Earnings and Amortization Charges of Investee

The increase in equity in the earnings for the quarter and nine months ended September 30, 2012 reflects our share of the decrease in non-cash derivative losses and our share of the increase in operating results from IMTT.

Income Taxes

For 2012, we expect that any consolidated taxable income will be fully offset by our NOL carryforwards. At December 31, 2011, our federal NOL balance was $135.2 million. This balance excludes the NOL carryforwards of District Energy (see District Energy — Income Taxes below). For 2012, we expect to pay a federal Alternative Minimum Tax of approximately $264,000, which includes $161,000 related to District Energy.

As we own less than 80% of IMTT and District Energy, these businesses are not included in our consolidated federal tax return. These businesses file separate federal income tax returns. We expect that distributions from District Energy in 2012 will be treated as taxable dividends and qualify for the 80% Dividends Received Deduction. With respect to IMTT, we expect that approximately $10.0 million of distributions received will be taxable as a dividend, with the balance being a return of capital.

As of September 30, 2012, our projected full year federal and state income taxes will be approximately 36.0% of net income before taxes. Accordingly, our provision for income taxes for the nine months ended September 30, 2012 is approximately $14.7 million, of which $3.1 million is for state and local income taxes. The difference between our effective tax rate and the U.S. federal statutory rate of 35% is primarily attributable to state and local income taxes and adjustments for our less than 80% owned businesses.

Valuation allowance:

From the date of sale of the noncontrolling interest in District Energy and onwards, we evaluate the need for a valuation allowance against our deferred tax assets without taking into consideration the deferred tax liabilities of District Energy. As of December 31, 2011, our valuation allowance was approximately $10.5 million. In calculating our consolidated income tax provision for the nine months ended September 30, 2012, we provided for an increase in the valuation allowance of $1.8 million. During 2011, we increased the valuation allowance by $1.3 million for certain state NOL carryforwards.

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

Results of Operations: Consolidated – (continued)

A reconciliation of net (loss) income attributable to MIC LLC to EBITDA excluding non-cash items and EBITDA excluding non-cash items to Free Cash Flow, on a consolidated basis, is provided below:

	Quarter Ended September 30,		Change Favorable/(Unfavorable)		Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2012	2011	$	%	2012	2011	$	%
	($ In Thousands) (Unaudited)
Net (loss) income attributable to MIC LLC(1)	$(1,879)	$6,376			$23,351	$15,051
Interest expense, net(2)	15,034	14,635			38,960	48,869
(Benefit) provision for income taxes	(1,758)	5,137			14,698	11,635
Depreciation(3))	7,596	10,072			22,704	25,905
Depreciation – cost of services(3)	1,685	1,664			5,036	4,969
Amortization of intangibles(4)	8,800	8,637			25,892	33,400
(Gain) loss on disposal of assets	(1,850)	(204)			(1,803)	949
Equity in earnings and amortization charges of investee(5)	—	(2,436)			—	(14,068)
Base management fees settled/to be settled in LLC interests	5,844	3,465			15,599	11,253
Performance fees to be settled in LLC interests	23,509	—			23,509	—
Other non-cash expense, net	2,695	4,286			5,420	3,973
EBITDA excluding non-cash items	$59,676	$51,632	8,044	15.6	$173,366	$141,936	31,430	22.1
EBITDA excluding non-cash items	$59,676	$51,632			$173,366	$141,936
Interest expense, net(2)	(15,034)	(14,635)			(38,960)	(48,869)
Interest rate swap breakage fees – Hawaii Gas(2)	(8,701)	—			(8,701)	—
Interest rate swap breakage fees – Atlantic Aviation(2)	(95)	(515)			(595)	(2,247)
Adjustments to derivative instruments recorded in interest expense(2)	(1,770)	(4,093)			(14,384)	(7,326)
Amortization of debt financing costs(2)	1,347	1,014			3,290	3,074
Cash distributions received in excess of equity in earnings and amortization charges of investee(6)	—	—			54,625	—
Equipment lease receivables, net	885	778			2,595	2,271
Benefit/provision for income taxes, net of changes in deferred taxes	(1,913)	(1,827)			(4,239)	(2,955)
Changes in working capital	5,357	(6,476)			(2,414)	(18,719)
Cash provided by operating activities	39,752	25,878			164,583	67,165
Changes in working capital	(5,357)	6,476			2,414	18,719
Maintenance capital expenditures	(5,371)	(5,197)			(13,832)	(12,271)
Free cash flow	$29,024	$27,157	1,867	6.9	$153,165	$73,613	79,552	108.1

(1)	Net (loss) income attributable to MIC LLC excludes net income attributable to noncontrolling interests of $1.8 million and $2.8 million for the quarter and nine months ended September 30, 2012, respectively, and net income attributable to noncontrolling interests of $3.1 million and $1.4 million for the quarter and nine months ended September 30, 2011, respectively.
(2)	Interest expense, net, includes adjustments to derivative instruments, non-cash amortization of deferred financing fees and interest rate swap breakage fees at Hawaii Gas and Atlantic Aviation.

Results of Operations: Consolidated – (continued)

(3)	Depreciation — cost of services includes depreciation expense for District Energy, which is reported in cost of services in our consolidated condensed statements of operations. Depreciation and Depreciation — cost of services does not include acquisition- related step-up depreciation expense of $2.0 million and $5.9 million for the quarter and nine months ended September 30, 2012, respectively, and $2.0 million and $5.5 million for the quarter and nine months ended September 30, 2011, respectively, in connection with our investment in IMTT, which is reported in equity in earnings and amortization charges of investee in our consolidated condensed statements of operations.
(4)	Amortization of intangibles does not include acquisition-related step-up amortization expense of $85,000 and $256,000 for the quarter and nine months ended September 30, 2012, respectively, and $85,000 and $520,000 for the quarter and nine months ended September 30, 2011, respectively, in connection with our investment in IMTT, which is reported in equity in earnings and amortization charges of investee in our consolidated condensed statements of operations.
(5)	Equity in earnings and amortization charges of investee in the above table includes our 50% share of IMTT's earnings, offset by the distributions we received only up to our share of the earnings recorded in the calculation for EBITDA excluding non-cash items. For the quarter and nine months ended September 30, 2012, we recognized equity in earnings and amortization charges of investee income of $7.0 million and $23.3 million, respectively, in the consolidated condensed statement of operations, which was fully offset by the cash distributions received during the nine months ended September 30, 2012.
(6)	Cash distributions received in excess of equity in earnings and amortization charges of investee in the above table is the excess cumulative distributions received to the cumulative earnings recorded in equity in earnings and amortization charges of investee, since our investment in IMTT, adjusted for the current periods equity in earnings and amortization charges of investee in the calculation from net (loss) income attributable to MIC LLC to EBITDA excluding non-cash items above. The cumulative allocation of the $128.8 million distributions received during the nine months ended September 30, 2012 was $77.9 million recorded in net cash provided by operating activities and $50.9 million recorded in net cash provided by investing activities, as a return of investment, on the consolidated condensed statements of cash flows.

Energy-Related Businesses

IMTT

We account for our 50% interest in IMTT under the equity method. To enable meaningful analysis of IMTT’s performance across periods, IMTT’s overall performance is discussed below, rather than IMTT’s contribution to our consolidated results.

Key Factors Affecting Operating Results To Date:

•	terminal gross profit increased principally due to an increase in average tank rental rates and fuel cost savings; partially offset by
•	higher repairs and maintenance costs; and
•	a decrease in environmental response service gross profit, principally due to a lower level of spill response activity.

Energy-Related Business: IMTT – (continued)

	Quarter Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change Favorable/(Unfavorable)		2012	2011	Change Favorable/(Unfavorable)
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Revenue
Terminal revenue	111,532	102,794	8,738	8.5	332,316	310,245	22,071	7.1
Environmental response revenue	7,069	11,775	(4,706)	(40.0)	18,052	22,105	(4,053)	(18.3)
Total revenue	118,601	114,569	4,032	3.5	350,368	332,350	18,018	5.4
Costs and expenses
Terminal operating costs	49,509	46,289	(3,220)	(7.0)	141,886	140,459	(1,427)	(1.0)
Environmental response operating costs	5,913	7,288	1,375	18.9	15,515	16,031	516	3.2
Total operating costs	55,422	53,577	(1,845)	(3.4)	157,401	156,490	(911)	(0.6)
Terminal gross profit	62,023	56,505	5,518	9.8	190,430	169,786	20,644	12.2
Environmental response gross profit	1,156	4,487	(3,331)	(74.2)	2,537	6,074	(3,537)	(58.2)
Gross profit	63,179	60,992	2,187	3.6	192,967	175,860	17,107	9.7
General and administrative expenses	7,605	7,995	390	4.9	22,405	23,575	1,170	5.0
Depreciation and amortization	16,992	16,052	(940)	(5.9)	51,016	48,087	(2,929)	(6.1)
Operating income	38,582	36,945	1,637	4.4	119,546	104,198	15,348	14.7
Interest expense, net(1)	(10,533)	(24,319)	13,786	56.7	(28,914)	(45,313)	16,399	36.2
Other income	417	94	323	NM	1,680	1,214	466	38.4
Provision for income taxes	(11,631)	(5,537)	(6,094)	(110.1)	(37,867)	(24,984)	(12,883)	(51.6)
Noncontrolling interest	(451)	94	(545)	NM	(636)	185	(821)	NM
Net income	16,384	7,277	9,107	125.1	53,809	35,300	18,509	52.4
Reconciliation of net income to EBITDA excluding non-cash items:
Net income	16,384	7,277			53,809	35,300
Interest expense, net(1)	10,533	24,319			28,914	45,313
Provision for income taxes	11,631	5,537			37,867	24,984
Depreciation and amortization	16,992	16,052			51,016	48,087
Other non-cash expense (income)	369	(102)			647	(156)
EBITDA excluding non-cash items	55,909	53,083	2,826	5.3	172,253	153,528	18,725	12.2
EBITDA excluding non-cash items	55,909	53,083			172,253	153,528
Interest expense, net(1)	(10,533)	(24,319)			(28,914)	(45,313)
Adjustments to derivative instruments recorded in interest expense(1)	461	15,345			98	18,653
Amortization of debt financing costs(1)	805	808			2,419	2,426
Provision for income taxes, net of changes in deferred taxes	(5,962)	(6,181)			(14,565)	(13,765)
Changes in working capital	5,382	(17,621)			17,680	(30,468)
Cash provided by operating activities	46,062	21,115			148,971	85,061
Changes in working capital	(5,382)	17,621			(17,680)	30,468
Maintenance capital expenditures	(15,303)	(14,539)			(30,756)	(36,058)
Free cash flow	25,377	24,197	1,180	4.9	100,535	79,471	21,064	26.5

NM — Not meaningful

(1)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.

Energy-Related Business: IMTT – (continued)

Revenue and Gross Profit

The increase in terminal revenue primarily reflects growth in storage revenue. Storage revenue grew due to an increase in average rental rates of 9.2% and 6.9% for the quarter and nine months ended September 30, 2012, respectively, as compared with the quarter and nine months ended September 30, 2011. MIC believes that full year average storage rates will increase for 2012 compared with 2011 by between 6.5% and 7.5%.

Capacity utilization was 93.3% and 94.5% for the quarter and nine months ended September 30, 2012, respectively, compared with 94.1% and 94.0% for the quarter and nine months ended September 30, 2011, respectively, due to the timing of tanks taken out of service for cleaning and inspection during 2012 as compared with 2011. MIC believes the full year capacity utilization will be at 2011 levels.

Terminal operating costs were higher for the quarter and nine months ended September 30, 2012 as compared with the quarter and nine months ended September 30, 2011 primarily due to higher repairs and maintenance as a result of Hurricane Isaac and higher labor costs. In addition, terminal operating costs for the nine months ended September 30, 2012 reflected higher real estate taxes, partially offset by lower fuel costs, reflecting a lower cost of natural gas.

Gross profit from environmental response services decreased with a lower level of spill response activity during the quarter and nine months ended September 30, 2012 as compared with the quarter and nine months ended September 30, 2011.

General and Administrative Expenses

General and administrative expenses decreased for the quarter and nine months ended September 30, 2012 as compared with the quarter and nine months ended September 30, 2011 primarily due to reclassification of loan commitment fees to interest expense.

Terminal EBITDA

Terminal EBITDA, which excludes environmental response services, for the quarter and nine months ended September 30, 2012 increased by 11.4% and 14.5%, respectively, as compared to the quarter and nine months ended September 30, 2011.

Depreciation and Amortization

Depreciation and amortization expense increased for the quarter and nine months ended September 30, 2012 as compared with the quarter and nine months ended September 30, 2011 as IMTT placed capital assets in service, resulting in higher asset balances.

Interest Expense, Net

Interest expense, net, includes non-cash losses of $5.1 million and $14.3 million on derivative instruments for the quarter and nine months ended September 30, 2012, respectively, and non-cash losses on derivative instruments of $20.0 million and $32.9 million for the quarter and nine months ended September 30, 2011, respectively. Excluding the non-cash losses on derivative instruments, interest expense increased primarily due to the increase in outstanding debt balance for the period. Cash interest paid was $9.0 million and $25.7 million for the quarter and nine months ended September 30, 2012, respectively, and $8.7 million and $25.5 million for the quarter and nine months ended September 30, 2011, respectively.

Income Taxes

The business files a consolidated federal income tax return and state income tax returns in the states in which IMTT operates.

For the year ending December 31, 2012, IMTT expects to pay $14.5 million of federal income taxes and $6.0 million of state income taxes. IMTT’s actual federal tax liability could be higher or lower depending on the value of capital assets placed in service during the year and the extent to which IMTT is able to realize the benefits of bonus depreciation on those assets. The “Provision for income taxes, net of changes in deferred taxes” of $14.6 million for the nine months ended September 30, 2012 in the table above, includes $10.3 million of federal income taxes and $4.3 million of state income taxes.

Energy-Related Business: IMTT – (continued)

For 2011, IMTT recorded $28.9 million of federal income tax expense and $5.9 million of state income tax expense. IMTT made federal tax payments related to 2011 of $7.7 million and state tax payments of $4.7 million. The federal income tax expense exceeded the cash taxes primarily due to the benefit of accelerated tax depreciation, which is discussed below.

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

Hawaii Gas

Key Factors Affecting Operating Results To Date:

•	an increase in non-utility contribution margin driven by margin management; partially offset by
•	higher operating costs primarily due to an increase in costs related to the LNG initiative, overtime, medical and benefits costs.

Energy-Related Business: Hawaii Gas – (continued)

	Quarter Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change Favorable/(Unfavorable)		2012	2011	Change Favorable/(Unfavorable)
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Contribution margin
Revenue – non-utility	26,894	28,056	(1,162)	(4.1)	88,271	82,342	5,929	7.2
Cost of revenue – non-utility	11,393	15,041	3,648	24.3	40,520	45,413	4,893	10.8
Contribution margin – non-utility	15,501	13,015	2,486	19.1	47,751	36,929	10,822	29.3
Revenue – utility	35,535	35,088	447	1.3	110,656	105,782	4,874	4.6
Cost of revenue – utility	26,202	25,547	(655)	(2.6)	81,568	76,758	(4,810)	(6.3)
Contribution margin - utility	9,333	9,541	(208)	(2.2)	29,088	29,024	64	0.2
Total contribution margin	24,834	22,556	2,278	10.1	76,839	65,953	10,886	16.5
Production	2,819	1,867	(952)	(51.0)	6,952	5,321	(1,631)	(30.7)
Transmission and distribution	5,339	5,009	(330)	(6.6)	16,436	14,428	(2,008)	(13.9)
Gross profit	16,676	15,680	996	6.4	53,451	46,204	7,247	15.7
Selling, general and administrative expenses	4,760	4,414	(346)	(7.8)	14,575	12,672	(1,903)	(15.0)
Depreciation and amortization	1,965	1,843	(122)	(6.6)	5,808	5,418	(390)	(7.2)
Operating income	9,951	9,423	528	5.6	33,068	28,114	4,954	17.6
Interest expense, net(1)	(5,695)	(2,415)	(3,280)	(135.8)	(9,102)	(7,912)	(1,190)	(15.0)
Other (expense) income	(153)	70	(223)	NM	(285)	(209)	(76)	(36.4)
Provision for income taxes	(1,631)	(2,689)	1,058	39.3	(9,343)	(7,901)	(1,442)	(18.3)
Net income(2)	2,472	4,389	(1,917)	(43.7)	14,338	12,092	2,246	18.6
Reconciliation of net income to EBITDA excluding non-cash items:
Net income(2)	2,472	4,389			14,338	12,092
Interest expense, net(1)	5,695	2,415			9,102	7,912
Provision for income taxes	1,631	2,689			9,343	7,901
Depreciation and amortization	1,965	1,843			5,808	5,418
Other non-cash expenses	869	736			2,671	1,918
EBITDA excluding non-cash items	12,632	12,072	560	4.6	41,262	35,241	6,021	17.1
EBITDA excluding non-cash items	12,632	12,072			41,262	35,241
Interest expense, net(1)	(5,695)	(2,415)			(9,102)	(7,912)
Interest rate swap breakage fees(1)	(8,701)	—			(8,701)	—
Adjustments to derivative instruments recorded in interest expense(1)	4,386	35			3,089	932
Amortization of debt financing costs(1)	507	119			746	358
Provision for income taxes, net of changes in deferred taxes	(1,513)	(562)			(5,888)	(4,107)
Changes in working capital	4,822	(1,030)			1,117	(7,479)
Cash provided by operating activities	6,438	8,219			22,523	17,033
Changes in working capital	(4,822)	1,030			(1,117)	7,479
Maintenance capital expenditures	(2,056)	(2,368)			(5,241)	(6,288)
Free cash flow	(440)	6,881	(7,321)	(106.4)	16,165	18,224	(2,059)	(11.3)

NM — Not meaningful

(1)	Interest expense, net, includes adjustments to derivative instruments, non-cash amortization of deferred financing fees and interest rate swap breakage fees.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Energy-Related Business: Hawaii Gas – (continued)

Management believes that the presentation and analysis of contribution margin, a non-GAAP performance measure, is meaningful to understanding the business’ performance under both a utility rate structure and a non-utility unregulated pricing structure. Regulation of the utility portion of Hawaii Gas’s operations provides for the pass through of increases or decreases in feedstock costs to customers. Changes in the cost of Liquefied Petroleum Gas, or LPG, distributed to non-utility customers can be recovered in pricing, subject to competitive conditions.

Contribution margin should not be considered an alternative to revenue, gross profit, operating income, or net income, determined in accordance with U.S. GAAP. A reconciliation of contribution margin to gross profit is presented in the above table. The business calculates contribution margin as revenue less direct costs of revenue other than production and transmission and distribution costs. Other companies may calculate contribution margin differently or may use different metrics and, therefore, the contribution margin presented for Hawaii Gas is not necessarily comparable with metrics of other companies.

Contribution Margin and Operating Income

Non-utility contribution margin improved as the result of margin management and input cost reduction. The volume of gas sold in the non-utility business decreased by 1.4% for the quarter ended September 30, 2012 compared to the quarter ended September 30, 2011 impacted by an unplanned shutdown of a commercial customer’s operation. The volume of gas sold in the non-utility business increased by 5.1% for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Utility contribution margin was lower for the quarter ended September 30, 2012 impacted by higher transportation costs. Utility contribution margin was slightly higher for the nine months ended September 30, 2012 driven by a 1.9% increase in the volume of gas sold.

As previously noted, in January of 2012, Tesoro announced plans to consider selling all of its operations in Hawaii, including its refinery on Oahu. The Tesoro refinery currently supplies Hawaii Gas with naphtha, which it converts into Synthetic Natural Gas, or SNG, for its Oahu utility business. As Hawaii Gas had been concerned about its ability to rely upon the Tesoro facility in the long-term for its supply of naphtha, it has been actively evaluating alternatives for some time in the event that the facility closes or limits supply. The alternatives include some combination of: extended usage of the backup utility propane air unit; importation of naphtha; sourcing of naphtha from the Chevron refinery; and the importation of Liquefied Natural Gas, or LNG. Hawaii Gas believes that it will be able to supply Oahu utility customers with gas irrespective of whether the Tesoro refinery continues to operate.

Hawaii Gas is developing strategies related to the importation and distribution of LNG and has placed orders for equipment to import LNG in small scale from the west coast of North America as an emergency backup feedstock. Hawaii Gas filed an application in August of 2012 with the Federal Energy Regulatory Commission (FERC) for authorization to import LNG in small scale as an emergency backup feedstock. Subject to FERC approval, this small scale importation of LNG is expected to be underway in late 2012 or early 2013.

Production, transmission and distribution and selling, general and administrative expenses are composed primarily of labor related expenses and professional fees. On a combined basis, these costs were higher for the quarter and nine months ended September 30, 2012 compared with the quarter and nine months ended September 30, 2011 reflecting higher operating costs primarily due to an increase in costs related to overtime and medical and benefits costs. In addition, the increases for the quarter and nine months ended September 30, 2012 include costs related to strategic initiatives for LNG importation and corporate rebranding.

Energy-Related Business: Hawaii Gas – (continued)

Interest Expense, Net

Interest expense, net, includes non-cash losses on derivative instruments of $5.1 million and $7.3 million for the quarter and nine months ended September 30, 2012, respectively, and non-cash losses on derivative instruments of $1.9 million and $6.4 million for the quarter and nine months ended September 30, 2011, respectively. Excluding the non-cash losses on derivative instruments, interest expense was lower for the quarter ended September 30, 2012 compared to the quarter ended September 30, 2011 primarily due to the refinancing of debt in August of 2012 on more favorable terms.

During the quarter ended September 30, 2012, Hawaii Gas paid $8.7 million in interest rate swap breakage fees in relation to the refinance of the business’ long-term debt facilities. Excluding cash paid for interest rate swap breakage fees, cash interest paid was $1.0 million and $5.5 million for the quarter and nine months ended September 30, 2012, respectively, compared with $2.2 million and $6.5 million for the quarter and nine months ended September 30, 2011, respectively.

Income Taxes

Income from Hawaii Gas is included in our consolidated federal income tax return, and is subject to Hawaii state income taxes. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business. For the year ending December 31, 2012, the business expects to pay cash state income taxes of approximately $1.5 million, for which a provision of $1.1 million was recorded for the nine months ended September 30, 2012. The “Provision for income taxes, net of changes in deferred taxes” of $5.9 million for the nine months ended September 30, 2012 in the above table, includes $4.8 million of federal income taxes payable to MIC for the nine months ended September 30, 2012. Any current federal income tax liability is expected to be offset in consolidation by the application of NOLs.

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

The financial results discussed below reflect 100% of District Energy’s performance during the periods presented below.

Key Factors Affecting Operating Results To Date:

•	an increase in consumption revenue, net of electricity costs, driven by warmer average temperatures; and
•	an increase in capacity revenue from new customers and annual inflation-linked increases in contract capacity rates.

Energy-Related Business: District Energy – (continued)

	Quarter Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change Favorable/(Unfavorable)		2012	2011	Change Favorable/(Unfavorable)
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Cooling capacity revenue	5,613	5,523	90	1.6	16,675	16,282	393	2.4
Cooling consumption revenue	10,490	11,091	(601)	(5.4)	20,853	19,445	1,408	7.2
Other revenue	702	688	14	2.0	2,023	2,281	(258)	(11.3)
Finance lease revenue	1,119	1,236	(117)	(9.5)	3,448	3,784	(336)	(8.9)
Total revenue	17,924	18,538	(614)	(3.3)	42,999	41,792	1,207	2.9
Direct expenses – electricity	5,901	6,697	796	11.9	12,587	12,318	(269)	(2.2)
Direct expenses – other(1)	5,237	5,056	(181)	(3.6)	14,866	15,246	380	2.5
Direct expenses – total	11,138	11,753	615	5.2	27,453	27,564	111	0.4
Gross profit	6,786	6,785	1	0.0	15,546	14,228	1,318	9.3
Selling, general and administrative expenses	823	764	(59)	(7.7)	2,675	2,449	(226)	(9.2)
Amortization of intangibles	345	345	—	—	1,027	1,023	(4)	(0.4)
Operating income	5,618	5,676	(58)	(1.0)	11,844	10,756	1,088	10.1
Interest expense, net(2)	(2,065)	(4,566)	2,501	54.8	(6,521)	(11,750)	5,229	44.5
Other income	436	1,201	(765)	(63.7)	568	1,312	(744)	(56.7)
(Provision) benefit for income taxes	(1,560)	(865)	(695)	(80.3)	(2,171)	132	(2,303)	NM
Noncontrolling interest	(203)	(212)	9	4.2	(622)	(638)	16	2.5
Net income (loss)	2,226	1,234	992	80.4	3,098	(188)	3,286	NM
Reconciliation of net income (loss) to EBITDA excluding non-cash items:
Net income (loss)	2,226	1,234			3,098	(188)
Interest expense, net(2)	2,065	4,566			6,521	11,750
Provision (benefit) for income taxes	1,560	865			2,171	(132)
Depreciation(1)	1,685	1,664			5,036	4,969
Amortization of intangibles	345	345			1,027	1,023
Other non-cash expenses	156	313			425	651
EBITDA excluding non-cash items	8,037	8,987	(950)	(10.6)	18,278	18,073	205	1.1
EBITDA excluding non-cash items	8,037	8,987			18,278	18,073
Interest expense, net(2)	(2,065)	(4,566)			(6,521)	(11,750)
Adjustments to derivative instruments recorded in interest expense(2)	(589)	1,865			(1,458)	3,808
Amortization of debt financing costs(2)	177	171			522	511
Equipment lease receivable, net	885	778			2,595	2,271
Provision/benefit for income taxes, net of changes in deferred taxes	(619)	(1,277)			(892)	(1,092)
Changes in working capital	419	(789)			(1,453)	(608)
Cash provided by operating activities	6,245	5,169			11,071	11,213
Changes in working capital	(419)	789			1,453	608
Maintenance capital expenditures	(478)	(164)			(642)	(289)
Free cash flow	5,348	5,794	(446)	(7.7)	11,882	11,532	350	3.0

NM — Not meaningful

(1)	Includes depreciation expense of $1.7 million and $5.0 million for the quarter and nine months ended September 30, 2012, respectively, and $1.7 million and $5.0 million for the quarter and nine months ended September 30, 2011, respectively.
(2)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.

Energy-Related Business: District Energy – (continued)

Gross Profit

Gross profit increased primarily due to warmer average temperatures during the quarter and nine months ended September 30, 2012 compared with quarter and nine months ended September 30, 2011 resulting in higher consumption revenue, net of electricity costs. Additionally, cooling capacity revenue increased from new customers and annual inflation-related increases in contract capacity rates in accordance with customer contract terms. Other direct expenses increased for the quarter and decreased for the nine months ended September 30, 2012 due to the timing of system maintenance work.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the quarter and nine months ended September 30, 2012 compared with quarter and nine months ended September 30, 2011 primarily due to higher legal fees.

Other Income

Other income decreased for the quarter and nine months ended September 30, 2012 compared with quarter and nine months ended September 30, 2011 due to lower payments received under agreements to manage the business’ energy consumption during periods of peak demand on the Illinois electricity grid.

Interest Expense, Net

Interest expense, net, includes non-cash losses on derivative instruments of $1.2 million and $3.8 million for the quarter and nine months ended September 30, 2012, respectively, and non-cash losses on derivative instruments of $3.7 million and $9.3 million for the quarter and nine months ended September 30, 2011, respectively. Excluding the non-cash losses on derivative instruments, interest expense was slightly higher for the nine months ended September 30, 2012.

Cash interest paid was $2.5 million and $7.5 million for the quarter and nine months ended September 30, 2012, respectively, and $2.5 million and $7.5 million for the quarter and nine months ended September 30, 2011, respectively.

Income Taxes

District Energy files a separate federal income tax return and a separate Illinois state income tax return. As of December 31, 2011, the business had approximately $16.4 million in federal NOL carryforwards available to offset positive taxable income and $23.1 million in Illinois state NOL carryforwards, for which utilization is deferred until 2015. For 2012, District Energy expects to pay a federal Alternative Minimum Tax of approximately $161,000 and state income taxes of approximately $845,000. For the nine months ended September 30, 2012, a federal and state income tax expense of $892,000 was recorded and is reflected in the “Provision/benefit for income taxes, net of changes in deferred taxes” in the above table. The business does not expect to pay regular federal income taxes in 2012 or 2013 due to the utilization of NOL carryforwards.

Aviation-Related Business

Atlantic Aviation

Key Factors Affecting Operating Results To Date:

•	higher volume of general aviation (“GA”) fuel sold and higher weighted average GA fuel margins, partially offset by reduced de-icing revenue; and
•	lower cash interest expense driven by reduced debt levels.

Aviation-Related Business: Atlantic Aviation – (continued)

	Quarter Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change Favorable/(Unfavorable)		2012	2011	Change Favorable/(Unfavorable)
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Revenue
Fuel revenue	139,491	131,778	7,713	5.9	420,197	392,138	28,059	7.2
Non-fuel revenue	39,409	38,118	1,291	3.4	120,502	116,582	3,920	3.4
Total revenue	178,900	169,896	9,004	5.3	540,699	508,720	31,979	6.3
Cost of revenue
Cost of revenue – fuel	96,925	89,217	(7,708)	(8.6)	295,800	270,949	(24,851)	(9.2)
Cost of revenue – non-fuel	3,906	4,108	202	4.9	14,036	13,141	(895)	(6.8)
Total cost of revenue	100,831	93,325	(7,506)	(8.0)	309,836	284,090	(25,746)	(9.1)
Fuel gross profit	42,566	42,561	5	0.0	124,397	121,189	3,208	2.6
Non-fuel gross profit	35,503	34,010	1,493	4.4	106,466	103,441	3,025	2.9
Gross profit	78,069	76,571	1,498	2.0	230,863	224,630	6,233	2.8
Selling, general and administrative expenses	43,983	43,430	(553)	(1.3)	130,830	130,105	(725)	(0.6)
Depreciation and amortization	14,086	16,521	2,435	14.7	41,761	52,864	11,103	21.0
(Gain) loss on disposal of assets	(1,706)	518	2,224	NM	(1,379)	1,743	3,122	179.1
Operating income	21,706	16,102	5,604	34.8	59,651	39,918	19,733	49.4
Interest expense, net(1)	(7,381)	(7,655)	274	3.6	(23,448)	(29,209)	5,761	19.7
Other (expense) income	(10)	(18)	8	44.4	38	(195)	233	119.5
Provision for income taxes	(6,531)	(3,396)	(3,135)	(92.3)	(15,815)	(4,236)	(11,579)	NM
Net income(2)	7,784	5,033	2,751	54.7	20,426	6,278	14,148	NM
Reconciliation of net income to EBITDA excluding non-cash items:
Net income	7,784	5,033			20,426	6,278
Interest expense, net(1)	7,381	7,655			23,448	29,209
Provision for income taxes	6,531	3,396			15,815	4,236
Depreciation and amortization	14,086	16,521			41,761	52,864
(Gain) loss on disposal of assets	(1,850)	(204)			(1,803)	949
Other non-cash (income) expenses	(39)	207			(268)	310
EBITDA excluding non-cash items	33,893	32,608	1,285	3.9	99,379	93,846	5,533	5.9
EBITDA excluding non-cash items	33,893	32,608			99,379	93,846
Interest expense, net(1)	(7,381)	(7,655)			(23,448)	(29,209)
Interest rate swap breakage fees(1)	(95)	(515)			(595)	(2,247)
Adjustments to derivative instruments recorded in interest expense(1)	(5,567)	(5,993)			(16,015)	(12,066)
Amortization of debt financing costs(1)	663	724			2,022	2,205
Provision for income taxes, net of changes in deferred taxes	(997)	(326)			(1,972)	(942)
Changes in working capital	1,904	(4,620)			2,549	(7,482)
Cash provided by operating activities	22,420	14,223			61,920	44,105
Changes in working capital	(1,904)	4,620			(2,549)	7,482
Maintenance capital expenditures	(2,837)	(2,665)			(7,949)	(5,694)
Free cash flow	17,679	16,178	1,501	9.3	51,422	45,893	5,529	12.0

NM — Not meaningful

(1)	Interest expense, net, includes adjustments to derivative instruments, non-cash amortization of deferred financing fees and interest rate swap breakage fees.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Aviation-Related Business: Atlantic Aviation – (continued)

Revenue and Gross Profit

The majority of the revenue and gross profit earned by Atlantic Aviation is generated through fueling GA aircraft at airports in the U.S., of which there were 63 at September 30, 2012. Revenue is categorized according to who owns the fuel used to service these aircraft. If our business owns the fuel, it records the cost to purchase that fuel as cost of revenue-fuel. The business’ corresponding fuel revenue is its cost to purchase that fuel plus a margin. The business generally pursues a strategy of maintaining, and where appropriate increasing, dollar-based margins, thereby passing any increase in fuel prices through to the customer.

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

Management believes discussing total fuel-related revenue and gross profit, including both fuel sales and into-plane arrangements (as recorded in the non-fuel revenue line) and related key metrics on an aggregate basis, provides a more meaningful analysis of Atlantic Aviation’s gross profit than a discussion of each item. For the quarter and nine months ended September 30, 2012, the business derived 67.4% and 65.9%, respectively, of total gross profit from fuel and fuel-related services compared with 68.0% and 65.8% for the quarter and nine months ended September 30, 2011, respectively.

The increase in gross profit for both the quarter and nine months ended September 30, 2012 resulted from an increase in volume of fuel sold and higher margins. GA fuel-related gross profit was 5.4% and 5.3% higher for the quarter and nine months ended September 30, 2012, respectively, as compared with the quarter and nine months ended September 30, 2011. De-icing gross profit was 67.3% lower for the nine months ended September 30, 2012, due to the unseasonably mild winter in the northeastern and central U.S. in 2012 and the sale of FBOs during 2011.

On a same store basis, total gross profit increased by 4.0% and 3.3% for the quarter and nine months ended September 30, 2012, respectively. On a same store basis, the volume of GA fuel-related sold increased by 3.8% and 2.6% for the quarter and nine months ended September 30, 2012, respectively, and GA average fuel margin increased by 1.4% and 2.3% for the quarter and nine months ended September 30, 2012, respectively. The increase in GA fuel-related gross profit was partially offset by decline in de-icing revenue and non-GA-related gross profit.

Atlantic Aviation continues to seek lease extensions prior to maturity and to increase the portfolio’s weighted average lease life, which was extended from 17.6 years at June 30, 2012 to 18.4 years at September 30, 2012. Atlantic Aviation believes that some competitors have priced bids for airport concessions on uneconomic terms. If this practice continues, it may adversely impact Atlantic Aviation’s ability to win new concessions or extend existing concessions in the near term. In the longer term, Atlantic Aviation believes this practice is unsustainable as the operators will be unable to support their bids and customers will not accept the increased pricing that such concession fees will require. Atlantic Aviation continues to monitor the potential impact of these practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended September 30, 2012, were slightly higher compared with the quarter ended September 30, 2011 due primarily to higher employee expenses, partially offset by lower credit card fees and insurance costs. Selling, general and administrative expenses for the nine months ended September 30, 2012 were flat compared with the nine months ended September 30, 2011 primarily due to higher employee expenses, partially offset by lower lease costs associated with the disposal of FBOs in 2011, lower insurance premiums and lower credit card fees.

Aviation-Related Business: Atlantic Aviation – (continued)

Depreciation and Amortization

Depreciation and amortization for the quarter and nine months ended September 30, 2012 were lower compared with the quarter and nine months ended September 30, 2011 due to the consolidation of two FBOs it operated at one airport. Atlantic Aviation vacated a portion of its leased premises and recorded non-cash write-offs of $2.9 million primarily associated with leasehold improvements. In addition, depreciation and amortization for the nine months ended September 30, 2011 included non-cash impairment charge of $8.7 million recorded during the quarter ended June 30, 2011. The impairment charge resulted from adverse conditions specific to three small locations.

Gain (Loss) on disposal of Assets

During 2011, Atlantic Aviation concluded that several of its sites did not have sufficient scale or serve a market with sufficiently strong growth prospects to warrant continued operations at these sites. Atlantic Aviation has sold certain FBOs and reinvested the proceeds to acquire two FBOs in Oregon during the third quarter of 2011. Accordingly, Atlantic Aviation recorded a $949,000 non-cash losses on disposal of assets during the nine months ended September 30, 2011.

During the quarter ended September 30, 2012, Atlantic Aviation sold an FBO for $5.3 million and recorded a $1.8 million gain on disposal of assets.

Interest Expense, Net

Interest expense, net, includes non-cash losses on derivative instruments of $2.8 million and $9.0 million for the quarter and nine months ended September 30, 2012, respectively, and non-cash losses on derivative instruments of $3.1 million and $15.6 million for the quarter and nine months ended September 30, 2011, respectively. Excluding the non-cash losses on derivative instruments, interest expense for the quarter and nine months ended September 30, 2012 was lower due to lower principal balances on the term loan debt.

In connection with the debt prepayments, Atlantic Aviation incurred interest rate swap breakage fees. Cash paid for interest rate swap breakage fees was $95,000 and $595,000 for the quarter and nine months ended September 30, 2012, respectively, and $515,000 and $2.2 million for the quarter and nine months ended September 30, 2011, respectively. Excluding cash paid for interest rate swap breakage fees, cash interest paid was $12.2 million and $37.3 million for the quarter and nine months ended September 30, 2012, respectively, and $12.7 million and $38.9 million for the quarter and nine months ended September 30, 2011, respectively.

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

Atlantic Aviation expects to generate current year federal taxable income that will be offset by a portion of its federal NOLs. At December 31, 2011, Atlantic Aviation had $43.9 million in federal NOLs. For 2012, the business expects to pay a federal Alternative Minimum Tax of approximately $621,000 to MIC under the federal tax sharing agreement and pay state income taxes of approximately $1.8 million. Of those amounts, $2.0 million was recorded in the nine months ended September 30, 2012 and is reflected in the “Provision for income taxes, net of changes in deferred taxes” in the above table.

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

We have capitalized our businesses, in part, using project-finance style debt. Project-finance style debt is limited-recourse, floating rate, non-amortizing debt with a medium term maturity of between five and seven years. We are prepaying the principal balance in the following two circumstances:

•	Atlantic Aviation — apply all excess cash flow generated in the fourth quarter of 2012 and thereafter to prepay the principal balance on its term loan facility regardless of leverage ratio as calculated under the facility; and
•	District Energy — apply all excess cash flow generated in the third quarter of 2012 and thereafter to prepay the principal balance on its term loan facility.

We expect each of our businesses to successfully refinance its long-term debt on economically reasonable terms at or before maturity.

We have no debt at the holding company.

The section below discusses our sources and uses of cash on a consolidated basis and for each of our businesses and investments. All intercompany activities such as corporate allocations, capital contributions to our businesses and distributions from our businesses have been excluded from the tables as these transactions are eliminated in consolidation.

Analysis of Consolidated Historical Cash Flows from Operations

	Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2012	2011
($ In Thousands)	$	$	$	%
Cash provided by operating activities	164,583	67,165	97,418	145.0
Cash provided by (used in) investing activities	31,153	(29,537)	60,690	NM
Cash used in financing activities	(67,725)	(40,374)	(27,351)	(67.7)

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

The increase in consolidated cash provided by operating activities for the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011 was primarily due to:

•	cash distributions received in 2012 from IMTT classified as cash from operating activities compared with no distributions received during 2011;
•	improved operating performance, timing of fuel purchases and lower cash interest paid on reduced debt levels and interest rate swap break fees at Atlantic Aviation; and
•	improved operating performance in the non-utility business at Hawaii Gas; partially offset by
•	interest rate swap breakage fees of $8.7 million paid at Hawaii Gas in relation to the refinance of the business’ long-term debt facilities; and
•	increase in litigation costs primarily from the IMTT arbitration incurred at the holding company level.

Distributions from IMTT are reflected in our consolidated cash provided by operating activities only up to our cumulative 50% share of IMTT’s earnings recorded since our investment in IMTT. Cumulative distributions in excess of this are reflected in our consolidated cash from investing activities as a return of investment in unconsolidated business. For the nine months ended September 30, 2012, $77.9 million in distributions were included in cash from operating activities compared with no distributions received from IMTT during the nine months ended September 30, 2011.

Investing Activities

The increase in consolidated cash provided by investing activities for the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011 was due primarily to distributions received during 2012 from IMTT, classified as a return of investment in unconsolidated business of $50.9 million, and the absence of cash used for the acquisition of two Oregon FBOs at Atlantic Aviation during 2011. This increase was partially offset by a decrease in the cash received from the sale of FBOs during 2012 compared to 2011.

Financing Activities

The increase in consolidated cash used in financing activities for the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011 was primarily due to:

•	increased dividends paid to our shareholders during 2012;
•	absence of proceeds from the drawdown of long-term debt and borrowings on line of credit facilities at Atlantic Aviation during 2011; and
•	debt financing costs paid for the refinancing of Hawaii Gas’ debt facilities in 2012; partially offset by
•	lower debt repayments at Atlantic Aviation during 2012.

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

	Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2012	2011
($ In Thousands)	$	$	$	%
Cash provided by operating activities	148,971	85,061	63,910	75.1
Cash used in investing activities	(96,538)	(24,349)	(72,189)	NM
Cash used in financing activities	(104,077)	(14,061)	(90,016)	NM

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

Total capital expenditures increased from $77.4 million in the nine months ended September 30, 2011 to $94.2 million in the nine months ended September 30, 2012. The increase in cash used in investing activities was primarily due to the release of a tax-exempt bond escrow during the nine months ended September 30, 2011 and higher capital expenditures during the nine months ended September 30, 2012.

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

IMTT incurred $30.7 million and $36.1 million of maintenance and environmental expenditures during the nine months ended September 30, 2012 and 2011, respectively, principally in relation to refurbishments of tanks, docks and other infrastructure.

For the full-year 2012, MIC believes IMTT will spend approximately $50.0 million on maintenance capital expenditures. IMTT anticipates that maintenance capital expenditures will remain at elevated levels through 2014 due to required tank cleaning and inspections.

Energy-Related Business: IMTT – (continued)

Growth Capital Expenditure

IMTT incurred growth capital expenditures of $63.5 million and $41.3 million for the nine months ended September 30, 2012 and 2011, respectively.

Since January 1, 2011, IMTT has brought revenue generating growth projects into service costing $41.6 million. These projects are expected to generate $6.9 million of annualized gross profit and EBITDA as outlined in the table below.

	Anticipated Incremental Gross Profit/EBITDA	Anticipated Cumulative Gross Profit/EBITDA
2011	$2.4 million	$2.4 million
2012	4.3 million	6.7 million
2013	0.2 million	6.9 million

At September 30, 2012, IMTT had growth projects with an estimated total cost of $216.5 million underway, including $34.3 million of support infrastructure projects. The projects are expected to generate an additional $42.0 million of annualized gross profit and EBITDA as outlined in the table below. To date, $80.2 million has been spent on these projects.

	Anticipated Incremental Gross Profit/EBITDA	Anticipated Cumulative Gross Profit/EBITDA
2011	$0.6 million	$0.6 million
2012	6.3 million	6.9 million
2013	23.2 million	30.1 million
2014	11.9 million	42.0 million

Support infrastructure is growth capital expenditure that does not directly generate incremental gross profit or EBITDA as it has no contractual revenue stream associated with it. However, it does facilitate the ongoing growth of IMTT. Examples of such projects include new docks and berths, new truck racks and other inter-modal transport facilities and new or improved pumps and piping.

Financing Activities

Cash used in financing activities increased primarily due to higher distributions to shareholders, partially offset by higher borrowings on the revolving credit facility during the nine months ended September 30, 2012.

At September 30, 2012, the outstanding balance on IMTT’s total debt facilities was $793.8 million. This consisted of $336.3 million in letter of credit backed tax exempt bonds, $184.7 million in bank owned tax exempt bonds, $246.0 million in revolving credit facilities and $26.8 million in shareholder loans. The weighted average interest rate of the outstanding debt facilities, including any interest rate swaps and fees associated with outstanding letters of credit was 4.30%. Cash interest paid was $25.7 million and $25.5 million for the nine months ended September 30, 2012 and 2011, respectively.

At September 30, 2012, the undrawn balance on the $1.025 billion revolving credit facility was $435.2 million.

The financial covenant requirements under IMTT's revolving credit facility, and the calculation of these measures at September 30, 2012, were as follows:

•	Leverage Ratio < 4.75x (default threshold). The ratio at September 30, 2012 was 3.31x.
•	Interest Coverage Ratio > 3.00x (default threshold). The ratio at September 30, 2012 was 6.25x.

For a description of the material terms of IMTT’s credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. IMTT has not had any material changes to these credit facilities since February 22, 2012, our 10-K filing date.

Energy-Related Business – Hawaii Gas

	Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2012	2011
($ In Thousands)	$	$	$	%
Cash provided by operating activities	22,523	17,033	5,490	32.2
Cash used in investing activities	(11,305)	(10,935)	(370)	(3.4)
Cash provided by financing activities	7,320	10,000	(2,680)	(26.8)

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

The increase in cash from operations for the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011 was driven primarily by higher non-utility contribution margin as the result of margin management and an increase in volume of gas sold. In addition, the increase in cash from operating activities was driven by lower working capital requirements due to lower fuel costs, partially offset by interest rate swap breakage fees of $8.7 million paid by the business in relation to the refinance of its long-term debt facilities.

Investing Activities

Cash used in investing activities is composed primarily of capital expenditures. Capital expenditures for the non-utility business are funded by cash from operating activities and capital expenditures for the utility business are funded by drawing on credit facilities as well as cash from operating activities.

The following table sets forth information about capital expenditures at Hawaii Gas ($ in thousands):

	Maintenance	Growth
Nine months ended September 30, 2012, accrual basis	$5,241	$5,073
Change in accrued capital expenditure balance from December 31, 2011	601	456
Nine months ended September 30, 2012, cash basis	$5,842	$5,529
Nine months ended September 30, 2011, accrual basis	$6,288	$4,135
Change in accrued capital expenditure balance from December 31, 2010	723	(159)
Nine months ended September 30, 2011, cash basis	$7,011	$3,976
2012 full year projected	$6.7 million	$8.6 million

Maintenance Capital Expenditure

Maintenance capital expenditures include replacement of pipeline sections, improvements to the business’ transmission system and SNG plant, improvements to buildings and other property and the purchase of equipment. Maintenance capital expenditures for the nine months ended September 30, 2012 were lower compared with the nine months ended September 30, 2011 as a result of required pipeline maintenance and inspection projects related to the integrity management program spending in 2011.

Growth Capital Expenditure

Growth capital expenditures include the purchase of meters, regulators and propane tanks for new customers, the cost of installing pipelines for new residential and commercial construction, new product initiatives, the renewable natural gas pilot plant and the expansion of gas storage facilities. Growth capital expenditures for the nine months ended September 30, 2012 were higher compared with the nine months ended September 30, 2011 driven mainly by new customer installations, meter and regulator purchases and equipment purchases to import LNG in small scale.

Energy-Related Business: Hawaii Gas – (continued)

The Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (the “Act”) provides for 100% tax depreciation for certain fixed assets placed in service after September 8, 2010 and before January 1, 2012, and 50% tax depreciation for certain fixed assets placed in service during 2012 for federal income tax purposes. Generally, states do not allow this federal tax depreciation deduction in determining state taxable income. Hawaii Gas took and will take into consideration the benefits of these accelerated depreciation provisions of the Act when evaluating its capital expenditure plans for the remainder of 2012.

Financing Activities

The main drivers of cash from financing activities are debt financings for capital expenditures and the repayment of outstanding credit facilities. At September 30, 2012, the outstanding balance on the business’ debt facilities consisted of $180.0 million in term loan facility borrowings. The change in cash provided by financing activities was due to the costs related to the refinancing of Hawaii Gas’s long term debt facilities during the nine months ended September 30, 2012. The business paid $5.5 million and $6.5 million in cash interest related to its debt facilities for the nine months ended September 30, 2012 and 2011, respectively, excluding interest rate swap breakage fees in relation to the refinance of the business’ long-term debt facilities.

On August 8, 2012, the Company completed the refinancing of Hawaii Gas’s long-term debt facilities. Hawaii Gas used the proceeds to refinance all of its debt and to put in place financing that will partially fund future growth initiatives. The operating company issued $100.0 million of 10-year, non-amortizing senior secured notes. The notes bear interest at a fixed rate of 4.22%. The holding company entered into a $80.0 million, 5-year, non-amortizing senior secured term loan agreement. The interest rate floats at LIBOR + 2.25%. The floating rate has effectively been fixed for 4 years at 2.89% using an interest rate swap. The proceeds of the senior secured notes and the term loan were used to repay the entire $180.0 million of debt comprised of two existing 5-year term loans and a revolving credit facility. Those facilities would have matured in June of 2013.

On October 5, 2012, the Hawaii Public Utilities Commission, or HPUC, approved the closing of the operating company’s $60.0 million, 5-year senior secured revolving credit facility that is expected to be available to partially fund capital expenditures and general corporate needs. This facility bears interest at LIBOR + 1.50%.

With the refinancing, the business anticipates annual interest expense savings of approximately $2.4 million. The weighted average interest rate of all outstanding debt facilities, including any interest rate swaps, at September 30, 2012, was 3.63%.

All of the new debt is secured by the assets of Hawaii Gas and its subsidiaries.

Additionally, the HPUC requires the consolidated debt to total capital for the holding company to be less than 65% and that $20.0 million be readily available in cash resources at Hawaii Gas or MIC. At September 30, 2012, the debt to total capital ratio was 61.15% and $20.0 million in cash resources was readily available.

The financial covenants precluding distributions under each of the business’ new credit facilities discussed above are as follows:

•	12 month backward interest coverage ratio less than 3.0x; and
•	Leverage ratio (total indebtedness to capitalization ratio) for any fiscal quarter greater than 65.0%.

At September 30 2012, the 12 month backward interest coverage ratio was 6.82x at the holding company and 13.12x at the operating company. The leverage ratio at September 30, 2012 was 61.15% at the holding company and 31.54% at the operating company.

Energy-Related Business – District Energy

The following analysis represents 100% of the cash flows of District Energy.

	Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2012	2011
($ In Thousands)	$	$	$	%
Cash provided by operating activities	11,071	11,213	(142)	(1.3)
Cash used in investing activities	(1,091)	(1,429)	338	23.7
Cash used in financing activities	(4,353)	(5,123)	770	15.0

Operating Activities

Cash provided by operating activities is driven primarily by customer receipts for services provided and leased equipment payments received (including non-revenue lease principal). Cash used in operating activities is driven by the timing of payments for electricity, vendor services or supplies and the payment of payroll and benefit costs. Cash from operating activities decreased slightly primarily due to unfavorable working capital movements and lower payments under agreements to manage the business’ energy consumption, partially offset by improved results. Working capital was unfavorable due to the timing of vendor and tax payments in the nine months ended September 30, 2012.

Non-revenue lease principal is the principal portion of lease payments received from equipment leases with various customers. This cash inflow is not included in EBITDA excluding non-cash items, as there is no impact on net income, but as a cash inflow to calculate cash from operating activities. Non-revenue lease principal was $2.6 million and $2.3 million for the nine months ended September 30, 2012 and 2011, respectively.

Investing Activities

Cash used in investing activities mainly comprises capital expenditures, which are generally funded by drawing on available facilities and cash from operations. Cash used in investing activities in the nine months ended September 30, 2012 and 2011 primarily funded system maintenance and growth capital expenditures for new customer connections.

The following table sets forth information about District Energy’s capital expenditures ($ in thousands):

	Maintenance	Growth
Nine months ended September 30, 2012, accrual basis	$642	$547
Change in accrued capital expenditure balance from December 31, 2011	(68)	(29)
Nine months ended September 30, 2012, cash basis	$574	$518
Nine months ended September 30, 2011, accrual basis	$289	$988
Change in accrued capital expenditure balance from December 31, 2010	276	(124)
Nine months ended September 30, 2011, cash basis	$565	$864
2012 full year projected	$1.0 million	$656,000

Maintenance Capital Expenditure

The business expects to spend approximately $1.0 million per year on capital expenditures relating to the replacement of parts, system reliability, customer service improvements and minor system modifications. Maintenance capital expenditures will be funded from available facilities and cash from operating activities. These expenditures were higher during the nine months ended September 30, 2012 due to the timing of spend on ordinary course maintenance projects.

Energy-Related Business: District Energy – (continued)

Growth Capital Expenditure

Prior to this quarter, District Energy had signed contracts with new customers and previously committed to spend approximately $1.8 million on interconnection of these customers. As of September 30, 2012, $1.7 million had been spent. The business anticipates it will receive reimbursements from customers for approximately $1.1 million, of which it had received $963,000 as of September 30, 2012. Growth capital expenditures were lower during the nine months ended September 30, 2012 due to the timing of spend related to connecting new customers.

Financing Activities

At September 30, 2012, the outstanding balance on the business’ debt facilities consisted of a $150.0 million term loan facility and a $20.0 million capital expenditure facility, which was fully drawn at September 30, 2012. The weighted average interest rate of the outstanding debt facilities, including the interest rate swaps and fees associated with outstanding letters of credit at September 30, 2012, was 5.52%. Cash interest paid was $7.5 million for both the nine months ended September 30, 2012 and 2011.

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

In accordance with the terms of its loan agreement, District Energy will be applying 100% of its excess cash flow generated during the third quarter of 2012 and thereafter to repay its debt facilities through the loan maturity in September 2014. On October 15, 2012, the business paid $5.6 million to its lenders.

On April 26, 2012, District Energy’s revolving loan facility of $18.5 million, which is currently undrawn and is being utilized to back $7.0 million letters of credit as required by the City of Chicago, was amended and extended so that the revolver will be co-terminus with the term loan and capital expenditure facility. The revolver amount was lowered to $8.4 million with a higher margin.

The financial covenants triggering distribution lock-up or default under the business’ credit facility are as follows:

•	Backward Interest Coverage Ratio < 1.5x (distribution lock-up) and < 1.2x (default). The ratio at September 30, 2012 was 2.23x.
•	Leverage Ratio (funds from operations less interest expense to net debt) for the previous 12 months less than 6.0% (distribution lock-up) and 4.0% (default). The ratio at September 30, 2012 was 8.57%.

For a description of the material terms of District Energy’s credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. We have not had any material changes to these credit facilities since February 22, 2012, our 10-K filing date.

Aviation-Related Business

Atlantic Aviation

	Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2012	2011
($ In Thousands)	$	$	$	%
Cash provided by operating activities	61,920	44,105	17,815	40.4
Cash used in investing activities	(7,350)	(17,173)	9,823	57.2
Cash used in financing activities	(22,977)	(26,874)	3,897	14.5

Operating Activities

Cash provided by operating activities at Atlantic Aviation is generated from sales transactions primarily paid by credit cards. Some customers have extended payment terms and are billed accordingly. Cash is used in operating activities mainly for payments to vendors of fuel and professional services, as well as payroll costs and payments to tax jurisdictions. Cash provided by operating activities increased during the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011 primarily due to:

•	improved operating results;
•	timing of payment of fuel purchases; and
•	lower cash interest paid on reduced debt levels and lower interest rate swap break fees.

Investing Activities

Cash used in investing activities relates primarily to cash used for acquisitions and capital expenditures. Cash used in investing activities decreased in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 as a result of the acquisition of two FBOs in Oregon during 2011 and a decrease in the cash received from the sale of FBOs during 2012 compared to 2011.

The following table sets forth information about capital expenditures at Atlantic Aviation ($ in thousands):

	Maintenance	Growth
Nine months ended September 30, 2012, accrual basis	$7,949	$4,532
Change in accrued capital expenditure balance from December 31, 2011	214	285
Nine months ended September 30, 2012, cash basis	$8,163	$4,817
Nine months ended September 30, 2011, accrual basis	$5,694	$4,758
Change in accrued capital expenditure balance from December 31, 2010	(250)	902
Nine months ended September 30, 2011, cash basis	$5,444	$5,660
2012 full year projected	$11.5 million	$6.0 million

Maintenance Capital Expenditure

Maintenance capital expenditures include repainting, replacing equipment as necessary and any ongoing environmental or required regulatory expenditure, such as installing safety equipment. These expenditures are generally funded from cash flow from operating activities.

Maintenance capital expenditures increased during the nine months ended September 30, 2012 as Atlantic Aviation upgraded FBO facilities at a number of locations. The increase primarily reflects a specific project at Los Angeles International Airport that was deferred from 2011, as well as consideration of the benefits afforded by the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010, as discussed below. The projected increase from 2011 to 2012 reflects a number of specific projects, which were mainly deferred from 2011.

Aviation-Related Business: Atlantic Aviation – (continued)

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

Growth capital expenditures incurred in the nine months ended September 30, 2012 related primarily to the construction of a hangar and fuel farm. Growth capital expenditures incurred in the nine months ended September 30, 2011 related primarily to the construction of a new FBO and hangars.

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

Financing Activities

At September 30, 2012, the outstanding balance on Atlantic Aviation’s debt facilities includes $703.9 million in term loan facility borrowings and $50.0 million in capital expenditure facility borrowings. The interest rate applicable on these facilities is the three-month U.S. LIBOR plus a margin of 1.60%. This margin increased to 1.725% on October 16, 2012 through the maturity of the loan in October 2014.

Atlantic Aviation had interest rate swaps that hedged 100% of the term loan debt by swapping three-month U.S. LIBOR for a fixed rate of 5.1925%. These swaps expired on October 16, 2012 which will lower the current all-in rate on the term loan from 6.7925% to three-month U.S. LIBOR + 1.725% through maturity. This equates to an approximately $30.0 million decrease in annual interest expense assuming the current loan balances and LIBOR curve.

In order to limit Atlantic Aviation’ exposure to potential increases in LIBOR, in August of 2012, Atlantic Aviation entered into an interest rate cap for a cost of $347,000. This floating rate hedge will effectively cap three-month U.S. LIBOR for this facility at 2.25% from October 16, 2012 through maturity on a notional amount of $550.0 million.

Atlantic Aviation also has stand-alone debt facilities used to fund construction at its FBOs. At September 30, 2012, the outstanding balances on the stand-alone facilities were $4.4 million. The interest rates on these stand-alone facilities are fixed at 4.75%.

The weighted average interest rate of all outstanding debt facilities, including any interest rate swaps, at September 30, 2012, was 6.46%. The weighted average interest rate of all outstanding debt facilities following the expiration of the interest rate swaps on October 16, 2012 was 2.07%. Cash interest paid was $37.3 million and $38.9 million for the nine months ended September 30, 2012 and 2011, respectively, excluding interest rate swap breakage fees, related to its debt facilities.

During the quarter ended June 30, 2012, Atlantic Aviation amended its interest rate basis swap contract that expired in October of 2012. This contract effectively changed the interest rate index on existing swap contracts from the 90-day LIBOR rate to the 30-day LIBOR rate plus a margin of 10 basis points, lowering the weighted average interest rate to 6.38% until October of 2012. This transaction, adjusted for the prepayments of outstanding principal on the term loan debt, is expected to reduce interest expense for the year ended December 31, 2012 by approximately $200,000.

Aviation-Related Business: Atlantic Aviation – (continued)

The decrease in cash used in financing activities is primarily due to a larger prepayment of the outstanding principal balance of the term loan debt during the nine months ended September 30, 2011 of $34.5 million compared with $23.2 million for the nine months ended September 30, 2012. This decrease was partially offset by borrowings on its credit facilities during the quarter ended September 30, 2011. Per the terms of its amended credit agreement, if the leverage ratio is below 6.0x, 50% of Atlantic Aviation’s excess cash is used to repay the principal on the term loan and 50% is distributed to MIC. Starting in the fourth quarter of 2012 through the maturity of the facility, 100% of any excess cash will be used to repay the principal on the term loan.

The business prepaid $14.6 million of term loan principal and distributed $14.6 million to MIC on October 16, 2012. As a result of this prepayment, the proforma leverage ratio would decrease to 5.53x based upon the EBITDA generated by the business for the trailing twelve months to September 30, 2012, as calculated under the terms of the facility.

The financial covenant requirements under Atlantic Aviation’s credit facility, and the calculation of these measures at September 30, 2012, were as follows:

•	Debt Service Coverage Ratio > 1.2x (default threshold). The ratio at September 30, 2012 was 2.03x.
•	Leverage Ratio debt to adjusted EBITDA for the trailing twelve months < 6.75x (default threshold). The ratio at September 30, 2012 was 5.64x.

For a description of the material terms of Atlantic Aviation’s credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2011. We have not had any material changes to these credit facilities since February 22, 2012, our 10-K filing date.

Commitments and Contingencies

At September 30, 2012, there were no material changes in our future commitments and contingencies from December 31, 2011, except for the mandatory prepayment under the cash sweep terms of Atlantic Aviation’s and District Energy’s credit facilities as discussed above. See Note 6, “Long-Term Debt”, to our consolidated condensed financial statements in Part I of this Form 10-Q for further discussion.

At September 30, 2012, we did not have any outstanding material purchase obligations. For a discussion of our other future obligations, due by period, under the various contractual obligations, off-balance sheet arrangements and commitments, please see “Liquidity and Capital Resources — Commitments and Contingencies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on February 22, 2012. We have not had any material changes to our commitments except as discussed above.

In addition, at September 30, 2012, we did not have any material reserves for contingencies. We have other contingencies occurring in the normal course of business, including pending legal and administrative proceedings that are not reflected at this time as they are not ascertainable.

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

Goodwill, Intangible Assets and Property, Plant and Equipment

Significant assets acquired in connection with our acquisition of Hawaii Gas, District Energy and Atlantic Aviation include contract rights, customer relationships, non-compete agreements, trademarks, property and equipment and goodwill.

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

If an entity concludes that it is more likely than not that the fair value of reporting unit is less than its carrying amount, it needs to perform the two-step impairment test. This requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values, which included the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared with its corresponding carrying value. Hawaii Gas, District Energy and Atlantic Aviation are separate reporting units for purposes of this analysis. The impairment test for trademarks, which are not amortized, requires the determination of the fair value of such assets. If the fair value of the trademarks are less than their carrying value, an impairment loss is recognized in an amount equal to the difference. We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and/or intangible assets. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or material negative change in relationship with significant customers.

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

We test for impairment of goodwill and indefinite-lived intangible assets annually as of October 1st or when there is an indicator of impairment.

Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Our exposure to market risk has not changed materially since February 22, 2012, our 10-K filing date.

Controls and Procedures

Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED BALANCE SHEETS
($ In Thousands, Except Share Data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$150,797	$22,786
Accounts receivable, less allowance for doubtful accounts of $492 and $445, respectively	64,981	56,458
Inventories	22,370	23,106
Prepaid expenses	5,743	7,338
Deferred income taxes	16,844	19,102
Other	15,684	14,523
Total current assets	276,419	143,313
Property, equipment, land and leasehold improvements, net	559,096	561,022
Equipment lease receivables	29,258	32,189
Investment in unconsolidated business	125,299	230,401
Goodwill	514,640	516,175
Intangible assets, net	635,611	662,135
Other	22,568	23,398
Total assets	$2,162,891	$2,168,633
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Due to manager-related party	$29,498	$4,300
Accounts payable	31,908	29,199
Accrued expenses	26,994	23,827
Current portion of long-term debt	97,577	34,535
Fair value of derivative instruments	9,216	39,339
Other	19,428	17,702
Total current liabilities	214,621	148,902
Long-term debt, net of current portion	1,010,726	1,086,053
Deferred income taxes	192,101	177,262
Fair value of derivative instruments	7,280	15,576
Other	47,282	46,980
Total liabilities	1,472,010	1,474,773
Commitments and contingencies	—	—
Members’ equity:
LLC interests, no par value; 500,000,000 authorized; 46,758,875 LLC interests issued and outstanding at September 30, 2012 and 46,338,225 LLC interests issued and outstanding at December 31, 2011	918,562	951,729
Additional paid in capital	21,447	21,447
Accumulated other comprehensive loss	(19,654)	(27,412)
Accumulated deficit	(218,731)	(242,082)
Total members’ equity	701,624	703,682
Noncontrolling interests	(10,743)	(9,822)
Total equity	690,881	693,860
Total liabilities and equity	$2,162,891	$2,168,633

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
($ In Thousands, Except Share and Per Share Data)

	Quarter Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenue
Revenue from product sales	$166,385	$159,834	$508,468	$474,480
Revenue from product sales – utility	35,535	35,088	110,656	105,782
Service revenue	56,214	55,420	160,053	154,590
Financing and equipment lease income	1,119	1,236	3,448	3,784
Total revenue	259,253	251,578	782,625	738,636
Costs and expenses
Cost of product sales	111,677	107,475	346,778	326,026
Cost of product sales – utility	31,001	29,205	94,497	86,842
Cost of services	15,044	15,860	41,489	40,704
Selling, general and administrative	51,571	50,706	157,301	150,685
Fees to manager-related party	29,353	3,465	39,108	11,253
Depreciation	7,596	10,072	22,704	25,905
Amortization of intangibles	8,800	8,637	25,892	33,400
(Gain) loss on disposal of assets	(1,706)	518	(1,379)	1,743
Total operating expenses	253,336	225,938	726,390	676,558
Operating income	5,917	25,640	56,235	62,078
Other income (expense)
Interest income	110	3	116	104
Interest expense(1)	(15,144)	(14,638)	(39,076)	(48,973)
Equity in earnings and amortization charges of investee	6,989	2,436	23,295	14,068
Other income, net	249	1,200	245	805
Net (loss) income before incomes taxes	(1,879)	14,641	40,815	28,082
Benefit (provision) for income taxes	1,758	(5,137)	(14,698)	(11,635)
Net (loss) income	$(121)	$9,504	$26,117	$16,447
Less: net income attributable to noncontrolling interests	1,758	3,128	2,766	1,396
Net (loss) income attributable to MIC LLC	$(1,879)	$6,376	$23,351	$15,051
Basic (loss) income per share attributable to MIC LLC interest holders	$(0.04)	$0.14	$0.50	$0.33
Weighted average number of shares outstanding: basic	46,684,627	46,088,783	46,524,980	45,908,258
Diluted (loss) income per share attributable to MIC LLC interest holders	$(0.04)	$0.14	$0.50	$0.33
Weighted average number of shares outstanding: diluted	46,684,627	46,109,539	46,545,903	45,934,967
Cash dividends declared per share	$0.6875	$0.20	$1.5125	$0.60

(1)	Interest expense includes non-cash losses on derivative instruments of $9.4 million and $20.3 million for the quarter and nine months ended September 30, 2012, respectively. For the quarter and nine months ended September 30, 2011, interest expense includes non-cash losses on derivative instruments of $8.7 million and $31.2 million, respectively.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
($ In Thousands)

	Quarter Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net (loss) income	$(121)	$9,504	$26,117	$16,447
Other comprehensive income, net of taxes:
Reclassification of realized losses of derivatives into earnings(1)	3,070	3,204	8,252	5,063
Translation adjustment(2)	—	—	104	—
Other comprehensive income	3,070	3,204	8,356	5,063
Comprehensive income	$2,949	$12,708	$34,473	$21,510
Less: comprehensive income attributable to noncontrolling interests	1,933	3,395	3,364	2,324
Comprehensive income attributable to MIC LLC	$1,016	9,313	$31,109	$19,186

(1)	Reclassification of realized losses of derivatives into earnings is presented net of taxes of $3.2 million and $6.6 million for the quarter and nine month ended September 30, 2012, respectively. Reclassification of realized losses of derivatives into earnings is presented net of taxes of $2.2 million and $7.1 million for the quarter and nine month ended September 30, 2011, respectively.
(2)	Translation adjustment is presented net of taxes of $56,000 for the nine months ended September 30, 2012.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
($ In Thousands)

	Nine Months Ended
	September 30, 2012	September 30, 2011
Operating activities
Net income	$26,117	$16,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	27,740	30,874
Amortization of intangible assets	25,892	33,400
(Gain) loss on disposal of assets	(1,803)	949
Equity in earnings and amortization charges of investee	(23,295)	(14,068)
Equity distributions from investees	77,920	—
Amortization of debt financing costs	3,290	3,074
Adjustments to derivative instruments	(23,680)	(9,573)
Base management fees settled in LLC interests	15,599	11,253
Performance fees settled in LLC interests	23,509	—
Equipment lease receivable, net	2,595	2,271
Deferred rent	314	272
Deferred taxes	10,459	8,680
Other non-cash expenses, net	2,340	2,305
Changes in other assets and liabilities:
Accounts receivable	(8,882)	(11,380)
Inventories	2,232	(791)
Prepaid expenses and other current assets	395	(3,450)
Due to manager-related party	68	1
Accounts payable and accrued expenses	4,622	(1,455)
Income taxes payable	727	548
Other, net	(1,576)	(2,192)
Net cash provided by operating activities	164,583	67,165
Investing activities
Acquisitions of businesses and investments, net of cash acquired	—	(23,068)
Proceeds from sale of assets	5,625	16,999
Purchases of property and equipment	(25,443)	(23,496)
Investment in capital leased assets	—	(24)
Return of investment in unconsolidated business	50,899	—
Other	72	52
Net cash provided by (used in) investing activities	31,153	(29,537)
Financing activities
Proceeds from long-term debt	191,142	13,406
Net proceeds on line of credit facilities	—	4,400
Dividends paid to holders of LLC interests	(47,716)	(18,376)
Distributions paid to noncontrolling interests	(4,286)	(5,123)
Payment of long-term debt	(203,428)	(34,570)
Debt financing costs paid	(2,815)	(4)
Payment of notes and capital lease obligations	(622)	(107)
Net cash used in financing activities	(67,725)	(40,374)
Net change in cash and cash equivalents	128,011	(2,746)
Cash and cash equivalents, beginning of period	22,786	24,563
Cash and cash equivalents, end of period	$150,797	$21,817
Supplemental disclosures of cash flow information
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$1,742	$2,226
Acquisition of equipment through capital leases	$2,624	$—
Issuance of LLC interests to manager for base management fees	$13,977	$11,002
Issuance of LLC interests to independent directors	$571	$450
Taxes paid	$3,734	$2,382
Interest paid	$50,863	$55,178

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

The Company owns its businesses through its wholly-owned subsidiary, Macquarie Infrastructure Company Inc., or MIC Inc. The Company’s businesses operate predominantly in the United States and consist of the following:

The Energy-Related Businesses:

•	a 50% interest in a bulk liquid storage terminal business (“International Matex Tank Terminals” or “IMTT”), which provides bulk liquid storage and handling services at ten marine terminals in the United States and two in Canada and is one of the largest participants in this industry in the U.S., based on storage capacity;
•	a gas processing and distribution business (“Hawaii Gas”), which is a full-service gas energy company, making gas products and services available in Hawaii; and
•	a 50.01% controlling interest in a district energy business (“District Energy”), which operates among the largest district cooling systems in the U.S., serving various customers in Chicago, Illinois and Las Vegas, Nevada.

Atlantic Aviation — an airport services business providing products and services, including fuel and aircraft hangaring/parking, to owners and operators of general aviation aircraft at 63 airports in the U.S.

2. Basis of Presentation

The unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of consolidated condensed financial statements in conformity with GAAP requires estimates and assumptions. Management evaluates these estimates and assumptions on an ongoing basis. Actual results may differ from the estimates and assumptions used in the financial statements and notes. Operating results for the quarter and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

3. Income per Share

Following is a reconciliation of the basic and diluted number of shares used in computing income per share:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average number of shares outstanding: basic	46,684,627	46,088,783	46,524,980	45,908,258
Dilutive effect of restricted stock unit grants	—	20,756	20,923	26,709
Weighted average number of shares outstanding: diluted	46,684,627	46,109,539	46,545,903	45,934,967

The effect of potentially dilutive shares for the nine months ended September 30, 2012 is calculated assuming that the 18,208 restricted stock unit grants provided to the independent directors on May 31, 2012, which will vest during the second quarter of 2013, the 17,925 restricted stock unit grants on June 2, 2011, which vested during the second quarter of 2012, and the 5,209 restricted stock unit grants on August 12, 2011, which vested during the second quarter of 2012, had been fully converted to shares on those grant dates. The 18,208 restricted stock unit grants provided to the independent directors on May 31, 2012 were anti-dilutive for the quarter ended September 30, 2012, due to the Company’s net loss for that period.

The effect of potentially dilutive shares for the quarter and nine months ended September 30, 2011 is calculated assuming that the 17,925 restricted stock unit grants provided to the independent directors on June 2, 2011, which vested during the second quarter of 2012, and the 5,209 restricted stock unit grants on August 12, 2011, which vested during the second quarter of 2012, had been fully converted to shares on those dates. The effect of potentially dilutive shares for the nine months ended September 30, 2011 also assumes that the 31,989 restricted stock unit grants provided to the independent directors on June 3, 2010, which vested during the second quarter of 2011, had been fully converted to shares on that date.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

4. Property, Equipment, Land and Leasehold Improvements

Property, equipment, land and leasehold improvements at September 30, 2012 and December 31, 2011 consist of the following ($ in thousands):

	September 30, 2012	December 31, 2011
Land	$4,618	$4,618
Easements	5,624	5,624
Buildings	24,989	24,938
Leasehold and land improvements	332,705	329,710
Machinery and equipment	372,733	359,455
Furniture and fixtures	9,931	9,466
Construction in progress	19,904	12,501
Property held for future use	1,763	1,626
	772,267	747,938
Less: accumulated depreciation	(213,171)	(186,916)
Property, equipment, land and leasehold improvements, net	$559,096	$561,022

5. Intangible Assets

Intangible assets at September 30, 2012 and December 31, 2011 consist of the following ($ in thousands):

	September 30, 2012	December 31, 2011
Contractual arrangements	$745,841	$748,722
Non-compete agreements	9,575	9,575
Customer relationships	79,445	79,445
Leasehold rights	3,330	3,330
Trade names	15,671	15,671
Technology	460	460
	854,322	857,203
Less: accumulated amortization	(218,711)	(195,068)
Intangible assets, net	$635,611	$662,135

The goodwill balance as of September 30, 2012 is comprised of the following ($ in thousands):

Goodwill acquired in business combinations, net of disposals	$637,840
Less: accumulated impairment charges	(123,200)
Balance at September 30, 2012	$514,640

During the quarter ended September 30, 2012, the Company reduced goodwill by $1.6 million in connection with the sale of an FBO at Fort Worth Meacham International Airport in Texas. Proceeds of $5.3 million were received and a $1.8 million gain on disposal of assets was recorded in the consolidated condensed statement of operations upon completion of the sale during the quarter ended September 30, 2012.

The Company tests for goodwill impairment at the reporting unit level on an annual basis on October 1st of each year and between annual tests if a triggering event indicates impairment. There were no triggering events indicating impairment for the nine months ended September 30, 2012.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

6. Long-Term Debt

At September 30, 2012 and December 31, 2011, the Company’s consolidated long-term debt consists of the following ($ in thousands):

	September 30, 2012	December 31, 2011
Hawaii Gas	$180,000	$170,000
District Energy	170,000	170,000
Atlantic Aviation	758,303	780,588
Total	1,108,303	1,120,588
Less: current portion	(97,577)	(34,535)
Long-term portion	$1,010,726	$1,086,053

Under the terms of Atlantic Aviation’s credit facility up to and including the quarter ended September 30, 2012, the business must apply all excess cash flow from the business to prepay additional debt whenever the leverage ratio (debt to adjusted EBITDA as defined under the loan agreement) is equal to or greater than 6.0x to 1.0 for the trailing twelve months and must use 50% of excess cash flow to prepay debt whenever the leverage ratio is equal to or greater than 5.5x to 1.0 and below 6.0x to 1.0. For the quarter ended December 31, 2012 and thereafter, Atlantic Aviation will be applying all excess cash flow generated to prepay the principal balance on its term loan facility regardless of leverage ratio as calculated under the facility.

For the quarter and nine months ended September 30, 2012, Atlantic Aviation used $7.6 million and $23.8 million, respectively, of excess cash flow to prepay $7.5 million and $23.2 million, respectively, of the outstanding principal balance of the term loan and $95,000 and $595,000, respectively, in interest rate swap breakage fees. The Company has classified $86.6 million relating to Atlantic Aviation’s term loan debt in the current portion of long-term debt in the consolidated condensed balance sheet at September 30, 2012, as it expects to repay this amount within one year. On October 16, 2012, Atlantic Aviation used $14.6 million of excess cash flow to prepay the outstanding principal balance of the term debt under this facility.

Atlantic Aviation also has stand-alone debt facilities used to fund construction at its FBOs. At September 30, 2012, the outstanding balances on the stand-alone facilities were $4.4 million. The Company has classified $470,000 relating to the stand-alone debt facilities in the current portion of long-term debt in the consolidated condensed balance sheet at September 30, 2012.

As of September 30, 2012, the Company classified $10.5 million relating to District Energy’s debt in the current portion of long-term debt in the consolidated condensed balance sheet at September 30, 2012, as it expects to repay this amount within one year. Under the terms of District Energy’s credit facility, the business must apply all excess cash flow from the business to prepay additional debt starting with the quarter ended September 30, 2012 and thereafter, to repay its debt facilities through maturity in September 2014. On October 15, 2012, the business paid $5.6 million to its lenders.

On August 8, 2012, the Company completed the refinancing of Hawaii Gas’s long-term debt facilities. Hawaii Gas used the proceeds to refinance all of its debt and to put in place financing that will partially fund future growth initiatives. Hawaii Gas issued $100.0 million of 10-year, non-amortizing senior secured notes. The notes bear interest at a fixed rate of 4.22%. Hawaii Gas also entered into a $80.0 million, 5-year, non-amortizing senior secured term loan agreement. The interest rate floats at LIBOR + 2.25%. The floating rate has effectively been fixed for 4 years at 2.89% using an interest rate swap. The proceeds of the senior secured notes and the term loan were used to repay the entire $180.0 million of debt comprised of two existing 5-year term loans and a revolving credit facility. Those facilities would have matured in June of 2013.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

6. Long-Term Debt  – (continued)

On October 5, 2012, the Hawaii Public Utilities Commission, or HPUC, approved the closing of Hawaii Gas’ $60.0 million, 5-year senior secured revolving credit facility that is expected to be available to partially fund capital expenditures and general corporate needs. This facility bears interest at LIBOR + 1.50%.

All of the new debt is secured by the assets of Hawaii Gas and its subsidiaries.

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

At September 30, 2012, the Company had $1.1 billion of current and long-term debt, $933.9 million of which was economically hedged with interest rate swaps and $174.4 million of which was unhedged.

Effective February 25, 2009 for Atlantic Aviation and effective April 1, 2009 for the Company’s other businesses, the Company elected to discontinue hedge accounting. In prior periods, when the Company applied hedge accounting, changes in the fair value of derivatives that effectively offset the variability of cash flows on the Company’s debt interest obligations were recorded in other comprehensive income or loss. From the dates that hedge accounting was discontinued, all movements in the fair value of the interest rate swaps are recorded directly through earnings. As interest payments are made, a portion of the other comprehensive loss recorded under hedge accounting is also reclassified into earnings. The Company will reclassify into earnings $1.8 million of net derivative losses, included in accumulated other comprehensive loss as of September 30, 2012, over the remaining life of the existing interest rate swaps, of which approximately $1.2 million will be reclassified over the next 12 months.

Excess cash flow generated at District Energy must be applied towards the principal balance of the term loan during the last two years before maturity. District Energy will record additional reclassifications from accumulated other comprehensive loss to interest expense when the business pays down its debt more quickly than anticipated.

On October 16, 2012, Atlantic Aviation’s interest rate swap expired on its existing credit facility. During the third quarter of 2012, Atlantic Aviation entered into an interest rate cap for $550.0 million notional effective October 16, 2012. This expires on October 15, 2014 and will effectively cap LIBOR for this facility at 2.25%.

As discussed in Note 6, “Long-Term Debt”, on August 8, 2012, the Company completed the refinancing of Hawaii Gas’s long-term debt facilities. Hawaii Gas used the proceeds to refinance all of its existing debt. In addition, Hawaii Gas paid off the outstanding balance on its interest rate swaps totaling $8.7 million. Hawaii Gas also reclassified the remaining derivative losses of $2.0 million, net of taxes, into earnings from accumulated other comprehensive losses.

As part of the refinancing, Hawaii Gas entered into an $80.0 million, 5-year, non-amortizing senior secured term loan agreement. The interest rate on the term loan floats at LIBOR + 2.25%. Effective August 8, 2012, Hawaii Gas entered into an interest rate swap for $80.0 million notional that expires on August 8, 2016. This interest rate swap effectively fixes the interest rate on the term loan at 2.89%.

During the quarter ended June 30, 2012, Atlantic Aviation and District Energy amended their interest rate basis swap contracts that expire in October of 2012 and June of 2013, respectively. These contracts effectively

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7. Derivative Instruments and Hedging Activities  – (continued)

changed the interest rate index on each business’ existing swap contracts from the 90-day LIBOR rate to the 30-day LIBOR rate plus a margin of 10 basis points for Atlantic Aviation and 9 basis points for District Energy. This transaction is expected to result in approximately $280,000 lower interest expense for these businesses for the year ended December 31, 2012 and approximately $65,000 lower interest expense for District Energy for the six months ended June 30, 2013.

The Company measures derivative instruments at fair value using the income approach which discounts the future net cash settlements expected under the derivative contracts to a present value. These valuations utilize primarily observable (“level 2”) inputs, including contractual terms, interest rates and yield curves observable at commonly quoted intervals.

The Company’s fair value measurements of its derivative instruments and the related location of the liabilities associated with the hedging instruments within the consolidated condensed balance sheets at September 30, 2012 and December 31, 2011 were as follows ($ in thousands):

	Assets (Liabilities) at Fair Value(1)
	Interest Rate Contracts Not Designated as Hedging Instruments
Balance Sheet Location	September 30, 2012	December 31, 2011
Fair value of derivative instruments – current assets(2)	$1	$—
Fair value of derivative instruments – non-current assets(2)	183	—
Total interest rate derivative contracts – assets(2)	$184	$—
Fair value of derivative instruments – current liabilities(3)	$(9,216)	$(39,339)
Fair value of derivative instruments – non-current liabilities(3)	(7,280)	(15,576)
Total interest rate derivative contracts – liabilities(3)	$(16,496)	$(54,915)

(1)	Fair value measurements at reporting date were made using significant other observable inputs (“level 2”).
(2)	Derivative contracts classified as assets represent interest rate caps.
(3)	Derivative contracts classified as liabilities represent interest rate swaps.

The Company’s hedging activities for the quarter and nine months ended September 30, 2012 and 2011 and the related location within the consolidated condensed statement of operations were as follows ($ in thousands):

	Derivatives Not Designated as Hedging Instruments
	Amount of Gain (Loss) Recognized in Interest Expense for the Quarter Ended September 30,		Amount of Gain (Loss) Recognized in Interest Expense for the Nine Months Ended September 30,
Financial Statement Account	2012(1)	2011(2)	2012(1)	2011(2)
Interest expense – Interest rate cap	$(164)	$—	$(164)	$—
Interest expense – Interest rate swaps	(9,204)	(8,696)	(20,088)	(31,205)
Total	$(9,368)	$(8,696)	$(20,252)	$(31,205)

(1)	Net loss recognized in interest expense for the interest rate swap contracts for the quarter and nine months ended September 30, 2012 includes $6.1 million and $14.6 million, respectively, of derivative losses reclassified from accumulated other comprehensive loss and $3.1 million and $5.5 million,

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7. Derivative Instruments and Hedging Activities  – (continued)

respectively, of unrealized derivative losses. Net loss recognized in interest expense for the quarter and nine months ended September 30, 2012 also includes $164,000 of unrealized derivative losses from an interest rate cap contract.
(2)	Net loss recognized in interest expense for the interest rate swap contracts for the quarter and nine months ended September 30, 2011 includes $5.2 million and $17.3 million, respectively, of derivative losses reclassified from accumulated other comprehensive loss and $3.5 million and $13.9 million, respectively, of unrealized derivative losses.

All of the Company’s derivative instruments are collateralized by all of the assets of the respective businesses.

8. Members’ Equity

The Company is authorized to issue 500,000,000 LLC interests. Each outstanding LLC interest of the Company is entitled to one vote on any matter with respect to which holders of LLC interests are entitled to vote.

9. Reportable Segments

The Company’s operations are broadly classified into the energy-related businesses and an aviation-related business, Atlantic Aviation. The energy-related businesses consist of two reportable segments: Hawaii Gas and District Energy. The energy related businesses also include a 50% investment in IMTT, which is accounted for under the equity method. Financial information for IMTT’s business as a whole is presented below ($ in thousands) (unaudited):

	As of, and for the Quarter Ended September 30,		As of, and for the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$118,601	$114,569	$350,368	$332,350
Net income	$16,384	$7,277	$53,809	$35,300
Interest expense, net	10,533	24,319	28,914	45,313
Provision for income taxes	11,631	5,537	37,867	24,984
Depreciation and amortization	16,992	16,052	51,016	48,087
Other non-cash expense (income)	369	(102)	647	(156)
EBITDA excluding non-cash items(1)	$55,909	$53,083	$172,253	$153,528
Capital expenditures paid	$36,720	$22,958	$95,406	$77,682
Property, equipment, land and leasehold improvements, net	1,159,773	1,073,007	1,159,773	1,073,007
Total assets balance	1,247,984	1,223,645	1,247,984	1,223,645

(1)	EBITDA consists of earnings before interest, taxes, depreciation and amortization. Non-cash items that are excluded consist of impairments, derivative gains and losses and all other non-cash income and expense items.

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

The revenue from Hawaii Gas segment is included in revenue from product sales. Revenue is generated from the distribution and sales of synthetic natural gas, or SNG, and liquefied petroleum gas, or LPG. Revenue is primarily a function of the volume of SNG and LPG consumed by customers and the price per thermal unit or gallon charged to customers. Because both SNG and LPG are derived from petroleum, revenue levels, without organic growth, will generally track global oil prices. The utility revenue of Hawaii Gas reflects fuel adjustment charges, or FACs, through which changes in fuel costs are passed through to customers.

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

Atlantic Aviation

The Atlantic Aviation business segment derives the majority of its revenues from fuel sales and from other airport services, including de-icing, aircraft hangarage and other aviation services. All of the revenue of Atlantic Aviation is generated at airports in the U.S., of which there were 63 at September 30, 2012.

Selected information by segment is presented in the following tables. The tables do not include financial data for the Company’s equity investment in IMTT.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Reportable Segments  – (continued)

Revenue from external customers for the Company’s consolidated reportable segments was as follows ($ in thousands) (unaudited):

	Quarter Ended September 30, 2012
	Energy-related Businesses
	Hawaii Gas	District Energy	Atlantic Aviation	Total Reportable Segments
Revenue from Product Sales
Product sales	$26,894	$—	$139,491	$166,385
Product sales – utility	35,535	—	—	35,535
	62,429	—	139,491	201,920
Service Revenue
Other services	—	702	39,409	40,111
Cooling capacity revenue	—	5,613	—	5,613
Cooling consumption revenue	—	10,490	—	10,490
	—	16,805	39,409	56,214
Financing and Lease Income
Financing and equipment lease	—	1,119	—	1,119
	—	1,119	—	1,119
Total Revenue	$62,429	$17,924	$178,900	$259,253

	Quarter Ended September 30, 2011
	Energy-related Businesses
	Hawaii Gas	District Energy	Atlantic Aviation	Total Reportable Segments
Revenue from Product Sales
Product sales	$28,056	$—	$131,778	$159,834
Product sales – utility	35,088	—	—	35,088
	63,144	—	131,778	194,922
Service Revenue
Other services	—	688	38,118	38,806
Cooling capacity revenue	—	5,523	—	5,523
Cooling consumption revenue	—	11,091		11,091
	—	17,302	38,118	55,420
Financing and Lease Income
Financing and equipment lease	—	1,236	—	1,236
	—	1,236	—	1,236
Total Revenue	$63,144	$18,538	$169,896	$251,578

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Reportable Segments  – (continued)

	Nine Months Ended September 30, 2012
	Energy-related Businesses
	Hawaii Gas	District Energy	Atlantic Aviation	Total Reportable Segments
Revenue from Product Sales
Product sales	$88,271	$—	$420,197	$508,468
Product sales – utility	110,656	—	—	110,656
	198,927	—	420,197	619,124
Service Revenue
Other services	—	2,023	120,502	122,525
Cooling capacity revenue	—	16,675	—	16,675
Cooling consumption revenue	—	20,853	—	20,853
	—	39,551	120,502	160,053
Financing and Lease Income
Financing and equipment lease	—	3,448	—	3,448
	—	3,448	—	3,448
Total Revenue	$198,927	$42,999	$540,699	$782,625

	Nine Months Ended September 30, 2011
	Energy-related Businesses
	Hawaii Gas	District Energy	Atlantic Aviation	Total Reportable Segments
Revenue from Product Sales
Product sales	$82,342	$—	$392,138	$474,480
Product sales – utility	105,782	—	—	105,782
	188,124	—	392,138	580,262
Service Revenue
Other services	—	2,281	116,582	118,863
Cooling capacity revenue	—	16,282	—	16,282
Cooling consumption revenue	—	19,445	—	19,445
	—	38,008	116,582	154,590
Financing and Lease Income
Financing and equipment lease	—	3,784	—	3,784
	—	3,784	—	3,784
Total Revenue	$188,124	$41,792	$508,720	$738,636

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Reportable Segments  – (continued)

EBITDA excluding non-cash items for the Company’s consolidated reportable segments is shown in the tables below ($ in thousands) (unaudited). Allocations of corporate expenses, intercompany fees and the tax effect have been excluded as they are eliminated on consolidation.

	Quarter Ended September 30, 2012
	Energy-related Businesses
	Hawaii Gas	District Energy	Atlantic Aviation	Total Reportable Segments
Net income	$2,472	$2,226	$7,784	$12,482
Interest expense, net	5,695	2,065	7,381	15,141
Provision for income taxes	1,631	1,560	6,531	9,722
Depreciation	1,759	1,685	5,837	9,281
Amortization of intangibles	206	345	8,249	8,800
Gain on disposal of assets	—	—	(1,850)	(1,850)
Other non-cash expense (income)	869	156	(39)	986
EBITDA excluding non-cash items	$12,632	$8,037	$33,893	$54,562

	Quarter Ended September 30, 2011
	Energy-related Businesses
	Hawaii Gas	District Energy	Atlantic Aviation(1)	Total Reportable Segments
Net income	$4,389	$1,234	$5,033	$10,656
Interest expense, net	2,415	4,566	7,655	14,636
Provision for income taxes	2,689	865	3,396	6,950
Depreciation	1,638	1,664	8,434	11,736
Amortization of intangibles	205	345	8,087	8,637
Gain on disposal of assets	—	—	(204)	(204)
Other non-cash expense	736	313	207	1,256
EBITDA excluding non-cash items	$12,072	$8,987	$32,608	$53,667

(1)	Atlantic Aviation consolidated two FBOs it operated at one airport. Atlantic Aviation has vacated a portion of its leased premises and recorded non-cash write-offs of $2.9 million primarily associated with leasehold improvements in depreciation expense in the consolidated condensed statement of operations.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Reportable Segments  – (continued)

	Nine Months Ended September 30, 2012
	Energy-related Businesses
	Hawaii Gas	District Energy	Atlantic Aviation	Total Reportable Segments
Net income	$14,338	$3,098	$20,426	$37,862
Interest expense, net	9,102	6,521	23,448	39,071
Provision for income taxes	9,343	2,171	15,815	27,329
Depreciation	5,191	5,036	17,513	27,740
Amortization of intangibles	617	1,027	24,248	25,892
Gain on disposal of assets	—	—	(1,803)	(1,803)
Other non-cash expense (income)	2,671	425	(268)	2,828
EBITDA excluding non-cash items	$41,262	$18,278	$99,379	$158,919

	Nine Months Ended September 30, 2011
	Energy-related Businesses
	Hawaii Gas	District Energy	Atlantic Aviation(1)	Total Reportable Segments
Net income (loss)	$12,092	$(188)	$6,278	$18,182
Interest expense, net	7,912	11,750	29,209	48,871
Provision (benefit) for income taxes	7,901	(132)	4,236	12,005
Depreciation	4,801	4,969	21,104	30,874
Amortization of intangibles	617	1,023	31,760	33,400
Loss on disposal of assets	—	—	949	949
Other non-cash expense	1,918	651	310	2,879
EBITDA excluding non-cash items	$35,241	$18,073	$93,846	$147,160

(1)	Includes non-cash impairment charges of $8.7 million recorded during the nine months ended September 30, 2011, consisting of $7.3 million related to intangible assets (in amortization of intangibles) and $1.4 million related to property, equipment, land and leasehold improvements (in depreciation). In addition, during the quarter ended September 2011, Atlantic Aviation consolidated two FBOs it operated at one airport. Atlantic Aviation has vacated a portion of its leased premises and recorded non-cash write-offs of $2.9 million primarily associated with leasehold improvements in depreciation expense in the consolidated condensed statement of operations.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Reportable Segments  – (continued)

Reconciliation of total reportable segments’ EBITDA excluding non-cash items to consolidated net (loss) income before income taxes are as follows ($ in thousands) (unaudited):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total reportable segments EBITDA excluding
non-cash items	$54,562	$53,667	$158,919	$147,160
Interest income	110	3	116	104
Interest expense	(15,144)	(14,638)	(39,076)	(48,973)
Depreciation(1)	(9,281)	(11,736)	(27,740)	(30,874)
Amortization of intangibles(2)	(8,800)	(8,637)	(25,892)	(33,400)
Gain (loss) on disposal of assets	1,850	204	1,803	(949)
Selling, general and administrative – corporate	(2,005)	(2,098)	(9,221)	(5,459)
Fees to manager	(29,353)	(3,465)	(39,108)	(11,253)
Equity in earnings and amortization charges of investees	6,989	2,436	23,295	14,068
Other expense, net	(807)	(1,095)	(2,281)	(2,342)
Total consolidated net (loss) income before income taxes	$(1,879)	$14,641	$40,815	$28,082

(1)	Depreciation includes depreciation expense for District Energy, which is reported in cost of services in the consolidated condensed statement of operations. Depreciation also includes non-cash impairment charge of $1.4 million for nine months ended September 30, 2011 recorded by Atlantic Aviation. In addition, during the quarter ended September 2011, Atlantic Aviation consolidated two FBOs it operated at one airport. Atlantic Aviation has vacated a portion of its leased premises and recorded non-cash write-offs of $2.9 million primarily associated with leasehold improvements in depreciation expense in the consolidated condensed statement of operations.
(2)	Includes non-cash impairment charges of $7.3 million for contractual arrangements recorded during the nine months ended September 30, 2011 at Atlantic Aviation.

Capital expenditures for the Company’s reportable segments were as follows ($ in thousands) (unaudited):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Hawaii Gas	$3,816	$3,175	$11,371	$10,987
District Energy	645	428	1,092	1,405
Atlantic Aviation	5,649	4,306	12,980	11,104
Total	$10,110	$7,909	$25,443	$23,496

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Reportable Segments  – (continued)

Property, equipment, land and leasehold improvements, goodwill and total assets for the Company’s reportable segments as of September 30th were as follows ($ in thousands) (unaudited):

	Property, Equipment, Land and Leasehold Improvements		Goodwill		Total Assets
	2012	2011	2012	2011	2012	2011
Hawaii Gas	$164,088	$155,076	$120,193	$120,193	$375,911	$370,140
District Energy	137,880	142,931	18,647	18,646	215,141	225,506
Atlantic Aviation	257,128	258,907	375,800	377,255	1,356,770	1,373,293
Total	$559,096	$556,914	$514,640	$516,094	$1,947,822	$1,968,939

Reconciliation of reportable segments’ total assets to consolidated total assets ($ in thousands) (unaudited):

	As of September 30,
	2012	2011
Total assets of reportable segments	$1,947,822	$1,968,939
Investment in IMTT	125,299	229,679
Corporate and other	89,770	(26,773)
Total consolidated assets	$2,162,891	$2,171,845

10. Related Party Transactions

Management Services Agreement with Macquarie Infrastructure Management (USA) Inc. (the Manager)

As of September 30, 2012, the Manager held 4,785,861 LLC interests of the Company, which were acquired concurrently with the closing of the initial public offering in December 2004 and by reinvesting base management and performance fees in the Company’s LLC interests. In addition, the Macquarie Group held LLC interests acquired in open market purchases.

Since January 1, 2012, the Company paid the Manager cash dividends for LLC interests held for the following periods:

Declared	Period Covered	$ per LLC Interest	Record Date	Payable Date	Amount Paid to Manager (in thousands)
October 29, 2012	Third quarter 2012	$0.6875	November 12, 2012	November 15, 2012	$(1)
July 30, 2012	Second quarter 2012	$0.625	August 13, 2012	August 16, 2012	$2,920
April 30, 2012	First quarter 2012	$0.20	May 14, 2012	May 17, 2012	$905
February 1, 2012	Fourth quarter 2011	$0.20	March 5, 2012	March 8, 2012	$878

(1)	The amount of dividend payable to the Manager for the third quarter of 2012 will be determined on November 12, 2012, the record date.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Related Party Transactions  – (continued)

In accordance with the Management Agreement, the Manager is entitled to a quarterly base management fee based primarily on the Company’s market capitalization, and a performance fee, based on the performance of the Company’s stock relative to a U.S. utilities index. For the quarter ended September 30, 2012, the Company recorded a performance fee payable of $23.5 million to the Manager. The Manager elected to reinvest this performance fee in additional LLC interests. LLC interests for the third quarter of 2012 performance fee will be issued to the Manager during the fourth quarter of 2012. The unpaid portion of the performance fee at the end of each reporting period is included in due to manager-related party in the consolidated condensed balance sheets. For the nine months ended September 30, 2011, the Manager did not earn a performance fee.

For the nine months ended September 30, 2012 and 2011, the Company incurred base management fees of $15.6 million and $11.3 million, respectively. The unpaid portion of the base management fees at the end of each reporting period is included in due to manager-related party in the consolidated condensed balance sheets. The following table shows the Manager’s election to reinvest its quarterly base management fees and performance fees, if any, in additional LLC interests:

Period	Base Management Fee Amount ($ in thousands)	Performance Fee Amount ($ in thousands)	LLC Interests Issued	Issue Date
2012 Activities:
Third quarter 2012	$5,844	$23,509	(1)	(1)
Second quarter 2012	4,760	—	113,847	August 30, 2012
First quarter 2012	4,995	—	147,682	May 31, 2012
2011 Activities:
Fourth quarter 2011	$4,222	$—	135,987	March 20, 2012
Third quarter 2011	3,465	—	130,344	November 30, 2011
Second quarter 2011	4,156	—	179,623	August 31, 2011
First quarter 2011	3,632	—	144,742	June 6, 2011

(1)	LLC interests for the third quarter of 2012 base management fee and performance fee will be issued to our Manager during the fourth quarter of 2012.

The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its base management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries and investments, income taxes, audit and legal fees, acquisitions and dispositions and its compliance with applicable laws and regulations. During the nine months ended September 30, 2012 and 2011, the Manager charged the Company $345,000 and $208,000 respectively, for reimbursement of out-of-pocket expenses. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in due to manager-related party in the consolidated condensed balance sheets.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Related Party Transactions  – (continued)

During 2012, MIC engaged MCUSA as a Joint Bookrunner and Lead Placement Agent on the refinancing of a portion of Hawaii Gas’s long-term debt facilities. As discussed in Note 6, “Long-Term Debt”, on August 8, 2012, Hawaii Gas issued $100.0 million of 10-year, non-amortizing senior secured notes in connection with this engagement. During the quarter ended September 30, 2012, MIC incurred and paid $100,000 in fees to MCUSA relating to the services provided.

Derivative Instruments and Hedging Activities

The Company has derivative instruments in place to fix the interest rate on certain outstanding variable-rate term loan facilities. Prior to September 30, 2012, MBL provided interest rate swaps for Hawaii Gas. As discussed in Note 7, “Derivative Instruments and Hedging Activities”, on August 8, 2012, the Company completed the refinancing of Hawaii Gas’s long-term debt facilities. At the same time, Hawaii Gas paid off the outstanding balance on its interest rate swaps totaling $8.7 million, of which $2.6 million was paid to MBL.

Prior to the refinancing of Hawaii Gas’ debt, the business had $160.0 million of its term loans hedged, of which MBL was providing the interest rate swaps for a notional amount of $48.0 million. The remainder of the swaps were from an unrelated third party. During 2012, up to the date of refinancing discussed above, Hawaii Gas made payments to MBL of $1.0 million in relation to these swaps.

Other Transactions

Macquarie, through the Macquarie Insurance Facility (MIF), has an aggregated insurance buying program. By combining the insurance premiums of Macquarie owned and managed funds, MIF has been able to deliver very competitive terms to businesses that participate in the facility. MIF earns a commission from the insurers. In February of 2012, the Company purchased its Directors and Officers liability insurance utilizing several of the MIF insurers. No payments were made to MIF by the Company during the nine months ended September 30, 2012 for Directors and Officers liability insurance.

Atlantic Aviation, Hawaii Gas, and District Energy purchase and renew property and casualty insurance coverage on an ongoing basis from insurance underwriters who then pay commissions to MIF. For the nine months ended September 30, 2012, no payments were made directly to MIF for property and casualty insurance.

Macquarie Energy North America Trading Inc., or MENAT, an indirect subsidiary of Macquarie Group Limited, entered into an agreement with IMTT to rent a 147,000 barrel tank for one month during the quarter ended September 30, 2012. IMTT recorded revenue from MENAT of $151,000 for this transaction. As of September 30, 2012, IMTT had a receivable balance of $122,000.

Atlantic Aviation entered into a copiers lease agreement with Macquarie Equipment Finance, or MEF, an indirect subsidiary of Macquarie Group Limited. For the nine months ended September 30, 2012, Atlantic Aviation incurred $17,000 in lease expense on these copiers. As of September 30, 2012, Atlantic Aviation had prepaid the October of 2012 monthly payment to MEF for $2,000, which is included in prepaid expenses in the consolidated condensed balance sheet.

Hawaii Gas entered into licensing agreements with Utility Service Partners, Inc. and America’s Water Heater Rentals, LLC, both indirect subsidiaries of Macquarie Group Limited, to enable these entities to offer products and services to Hawaii Gas’s customer base. No payments were made under these arrangements during the nine months ended September 30, 2012.

In 2008, Macquarie Global Opportunities Partners, or MGOP, a private equity fund managed by the Macquarie Group, acquired Sentient Flight Group (“Sentient”), a jet membership, retail charter and fuel management business. Sentient was an existing customer of Atlantic Aviation. On May 31, 2012, MGOP sold

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Related Party Transactions  – (continued)

its interest in Sentient to a third party. For the five months ended May 31, 2012, Atlantic Aviation recorded $9.3 million in revenue from Sentient. As of September 30, 2012, Atlantic Aviation had no receivables from Sentient.

In addition, the Company and several of its subsidiaries have entered into a licensing agreement with the Macquarie Group related to the use of the Macquarie name and trademark. The Macquarie Group does not charge the Company any fees for this license.

11. Income Taxes

The Company expects to incur federal consolidated taxable income for the year ending December 31, 2012, which will be fully offset by the Company’s federal NOL carryforwards. The Company believes that it will be able to utilize the federal and certain state consolidated prior year NOLs. Accordingly, the Company has not provided a valuation allowance against any deferred tax assets generated in 2012, except for approximately $1.8 million for certain state NOLs. Two of the Company’s businesses, IMTT and District Energy, are less than 80% owned by the Company and those businesses file separate federal consolidated income tax returns.

Uncertain Tax Positions

At September 30, 2012, the Company and its subsidiaries had a reserve of approximately $454,000 for benefits taken during 2012 and prior tax periods attributable to tax positions for which the probability of recognition is considered to be less than more likely than not. During the nine months ended September 30, 2012, the Company recorded an increase of $54,000 in the reserve and does not expect a material change in the reserve during the year ended December 31, 2012.

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

Except as noted above, there are no material legal proceedings other than as disclosed in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on February 22, 2012.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

13. Subsequent Events

Dividend

On October 29, 2012, the board of directors declared a distribution of $0.6875 per share for the quarter ended September 30, 2012, which is expected to be paid on November 15, 2012 to holders of record on November 12, 2012

IMTT Third Quarter of 2012 Distribution

Distributions calculated in accordance with the Shareholders’ Agreement between MIC and its co-investor in IMTT (“Voting Trust”) for the third quarter of 2012 were $30.4 million ($15.2 million per shareholder). On October 25, 2012, the Board of IMTT unanimously declared a distribution of this amount. The third quarter of 2012 distribution is expected to be paid on October 31, 2012.

IMTT First and Second Quarter 2012 Distributions

Distributions calculated by the Company in accordance with the Shareholders’ Agreement between MIC and the Voting Trust for the first and second quarters of 2012 were $45.3 million ($22.6 million per shareholder) and $55.3 million ($27.7 million per shareholder), respectively. In July of 2012, the IMTT Board unanimously approved the payment of distributions in the amounts of $17.8 million ($8.9 million per shareholder) and $18.7 million ($9.3 million per shareholder) for the first and second quarters of 2012, respectively. The first quarter distribution was paid in July of 2012 and the second quarter distribution was paid in August of 2012.

On October 1, 2012, the IMTT Board unanimously agreed to pay supplemental distributions in the amounts of $27.5 million ($13.7 million per shareholder) and $36.6 million ($18.3 million per shareholder) for the first and second quarters of 2012, respectively, which were paid on October 5, 2012.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on February 22, 2012. Certain information in the risk factor entitled “We share ownership and voting control of IMTT with a third party co-investor. A representative and beneficiary of that co-investor is currently the CEO of IMTT. Our ability to exercise significant influence over the business or level of distributions from IMTT is limited, and we have been, and we may continue to be negatively impacted by disagreements with our co-investor regarding IMTT’s business and operations” has been updated by the information in Note 13, “Subsequent Events”, of the Notes to Consolidated Condensed Financial Statements in Part I above, and in “Legal Proceedings” in Part II, Item 1 above, which is incorporated by reference herein.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC
Dated: October 31, 2012	By: /s/ James Hooke Name: James Hooke Title: Chief Executive Officer
Dated: October 31, 2012	By: /s/ Todd Weintraub Name: Todd Weintraub Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Third Amended and Restated Operating Agreement of Macquarie Infrastructure Company LLC (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2007)
3.2	Amended and Restated Certificate of Formation of Macquarie Infrastructure Assets LLC (incorporated by reference to Exhibit 3.8 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-116244))
10.1*	Note Purchase Agreement, dated as of August 8, 2012, among The Gas Company, LLC and the purchasers named therein, with respect to the issuance of 4.22% Senior Secured Notes due 2022
10.2*	Credit Agreement, dated as of August 8, 2012, by and among HGC Holdings LLC, as Borrower, the lenders named therein, Wells Fargo Bank, National Association, as Administrative Agent and Wells Fargo Securities, LLC as Sole Lead Arranger and Sole Book Manager
10.3*	Credit Agreement, dated as of August 8, 2012, by and among The Gas Company, LLC, as Borrower, the lenders named therein, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and Wells Fargo Securities, LLC as Sole Lead Arranger and Sole Book Manager
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
101.0***	The following materials from the Quarterly Report on Form 10-Q of Macquarie Infrastructure Company LLC for the quarter ended September 30, 2012, filed on October 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011, (ii) the Consolidated Condensed Statement of Operations for the Quarters and Nine months Ended September 30, 2012 and 2011 (Unaudited), (iii) the Consolidated Condensed Statements of Comprehensive Income for the Quarters and Nine months Ended September 30, 2012 and 2011 (Unaudited), (iv) the Consolidated Condensed Statements of Cash Flows for the Nine months Ended September 30, 2012 and 2011 (Unaudited) and (v) the Notes to Consolidated Condensed Financial Statements (Unaudited).

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

E-1