Form 10-K
period 2012-12-31
Macquarie Infrastructure CO LLC
filed 2013-02-20
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the outstanding shares of stock held by non-affiliates of Macquarie Infrastructure Company LLC at June 29, 2012 was $1,384,170,802 based on the closing price on the New York Stock Exchange on that date. This calculation does not reflect a determination that persons are affiliates for any other purposes.

There were 47,453,943 shares of stock without par value outstanding at February 20, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to Macquarie Infrastructure Company LLC's Annual Meeting of Shareholders for fiscal year ended December 31, 2012, to be held May 29, 2013, is incorporated by reference in Part III to the extent described therein.

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

Forward-looking statements in this report are subject to a number of risks and uncertainties, some of which are beyond our control, including, among other things:

•	changes in general economic, business or demographic conditions or trends in the United States or changes in the political environment, level of travel or construction or transportation costs where we operate, including changes in interest rates and price levels;
•	our holding company structure and/or investments in businesses that we may not control, may limit our ability to pay or increase a dividend;
•	changes in patterns of commercial or general aviation air travel, including variations in customer demand for our business;
•	our Manager’s affiliation with the Macquarie Group or equity market sentiment, which may affect the market price of our LLC interests;
•	our limited ability to remove our Manager for underperformance and our Manager’s right to resign;
•	payment of performance fees to our Manager, if any, that could reduce distributable cash if paid in cash or could dilute existing shareholders if satisfied with the issuance of LLC interests;
•	our ability to service, comply with the terms of and refinance at maturity our substantial indebtedness;
•	our ability to make, finance and integrate acquisitions;
•	our ability to implement our operating and internal growth strategies;
•	our ability to enhance the financial planning and analysis function at IMTT;
•	the regulatory environment, including U.S. energy policy, in which our businesses and the businesses in which we hold investments operate and our ability to estimate compliance costs, comply with any changes thereto, rates implemented by regulators of our businesses and the businesses in which we hold investments, and our relationships and rights under and contracts with governmental agencies and authorities;
•	unanticipated or unusual behavior of the City of Chicago brought about by the financial distress of the city;
•	The extent to which federal spending cuts, including potentially those resulting from sequestration, reduce the U.S. military presence on Hawaii or flight activity at airports on which Atlantic Aviation operates;
•	technological innovations leading to a change in energy consumption patterns;

•	changes in electricity or other energy costs, including natural gas pricing;
•	the competitive environment for attractive acquisition opportunities facing our businesses and the businesses in which we hold investments;
•	environmental risks, including the impact of climate change and weather conditions, pertaining to our businesses and the businesses in which we hold investments;
•	work interruptions or other labor stoppages at our businesses or the businesses in which we hold investments;
•	changes in the current treatment of qualified dividend income and long-term capital gains under current U.S. federal income tax law and the qualification of our income and gains for such treatment;
•	disruptions or other extraordinary or force majeure events affecting the facilities or operations of our businesses and the businesses in which we hold investments and our ability to insure against any losses resulting from such events or disruptions;
•	fluctuations in fuel costs, or the costs of supplies upon which our gas processing and distribution business is dependent, and our ability to recover increases in these costs from customers;
•	our ability to make alternate arrangements to account for any disruptions or shutdowns that may affect the facilities of the suppliers or the operation of the barges upon which our gas processing and distribution business is dependent; and
•	changes in U.S. domestic demand for chemical, petroleum and vegetable and animal oil products, the relative availability of tank storage capacity and the extent to which such products are imported.

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

General

We own, operate and invest in a diversified group of infrastructure businesses that provide basic services, such as chilled water for building cooling and gas utility services to businesses and individuals primarily in the U.S. The businesses we own and operate include:

•	International Matex Tank Terminals or ``IMTT”: a 50% interest in a bulk liquid storage terminal business, which provides bulk liquid storage and handling services at ten marine terminals in the United States and two in Canada and is one of the largest participants in this industry in the U.S., based on storage capacity;
•	Hawaii Gas: a full-service gas energy company processing and distributing gas products and providing related services in Hawaii;
•	District Energy: a 50.01% controlling interest in a district energy business, which operates among the largest district cooling systems in the U.S., serving various customers in Chicago, Illinois and Las Vegas, Nevada;
•	Atlantic Aviation: an airport services business providing products and services, including fuel and aircraft hangaring/parking, to owners and operators of general aviation aircraft at 62 airports in the U.S.; and
•	MIC Solar Energy Holdings or “MIC Solar”: interests in two solar power generation facilities totaling 30 megawatts located in the southwest U.S. that will provide wholesale electricity to utilities.

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

We have entered into a management services agreement with MIMUSA. MIMUSA is responsible for our day-to-day operations and affairs and oversees the management teams of our operating businesses. The Company does not have any employees. MIMUSA has assigned, or seconded, to the Company two of its employees to serve as chief executive officer and chief financial officer of the Company and seconds or makes other personnel available as required. The services performed for the Company are provided at our Manager’s expense, and include the compensation of our seconded personnel.

We pay MIMUSA a quarterly base management fee based primarily on our market capitalization. Our Manager can also earn a performance fee if the quarterly total return to shareholders (capital appreciation plus dividends) exceeds the quarterly total return of a U.S. utilities index. For MIMUSA to be eligible for the performance fee, MIC’s quarterly total returns must be positive and in excess of any prior underperformance. The performance fee is equal to 20% of the difference between the benchmark return and the return for our shareholders. Our Manager may, in its sole discretion, choose to retain base and/or performance fees in cash or to reinvest such fees in additional LLC interests. Please see the Management Services Agreement filed as an exhibit to this Annual Report on Form 10-K for a complete description of the compensation of our Manager.

We believe that Macquarie Group’s demonstrated expertise and experience in the management, acquisition and funding of infrastructure businesses provide us with an advantage in pursuing our strategy. Our Manager is part of the Macquarie Funds Group, the asset management division of Macquarie globally. Macquarie-managed entities own, operate and/or invest in a global portfolio of approximately 110 businesses including toll roads, airports and airport-related infrastructure, bulk liquid storage, ports, communications, media, electricity and gas distribution networks, water utilities, renewable energy generation, aged care, rail and ferry assets across 25 countries.

Industry

Infrastructure businesses, in general, tend to generate sustainable cash flows resulting from relatively inelastic customer demand and their strong competitive positions. Characteristics of infrastructure businesses typically include:

•	ownership of long-lived, high-value physical assets that are difficult to replicate or substitute around;
•	predictable maintenance capital expenditure requirements;
•	consistent, relatively inelastic demand for their services;
•	scalability, such that relatively small amounts of growth can generate significant increases in earnings before interest, taxes, depreciation and amortization, or EBITDA;
•	the provision of basic, often essential services; and
•	strong competitive positions, largely due to high barriers to entry, including:
•	high initial development and construction costs;
•	difficulty in obtaining suitable land on which to operate the business;
•	long-term, exclusive concessions or leases and customer contracts; and
•	lack of cost-effective alternatives to customers in the foreseeable future.

In addition to the benefits associated with these characteristics, the revenues generated by most of our infrastructure businesses generally can be expected to keep pace with inflation. The price escalators built into many customer contracts, and the inflation and cost pass-through adjustments typically a part of pricing terms in user pays businesses or provided for by the regulatory process to regulated businesses, serve to insulate infrastructure businesses to a significant degree from the negative effects of inflation and commodity price risk. We sometimes employ interest rate contracts in connection with our businesses’ floating rate debt to effectively fix our interest expense and hedge variability in cash flows from changes in interest rates.

We focus on the ownership and operation of infrastructure businesses in the following categories:

•	those with “contracted” revenue such as IMTT, the revenues of which are derived from per-use or rental charges in medium-term contracts, and District Energy, a majority of the revenues of which are derived from long-term contracts with businesses and governments;
•	those with “regulated” revenue such as the utility operations of Hawaii Gas; and,
•	those with “user pays” or patronage exposure, such as Atlantic Aviation, the revenues of which are based on the number of aircraft that use the services of our fixed based operations, or FBOs.

Strategy

There are four principal components to our corporate strategy:

1.	We intend to own and operate a diversified portfolio of infrastructure businesses. We define infrastructure businesses as those backed by high value, long-lived physical assets, a preferred position in their respective markets and revenues that are, for the majority, a function of contract/regulation.
2.	We intend to drive performance improvement in the businesses we own and those in which we have invested, primarily along four dimensions. Those dimensions are:
•	environmental, health and safety;
•	gross profit growth;
•	expense management/reduction; and
•	capital structure optimization.
3.	We intend to deploy the capital we have available in a prudent balance between quarterly cash dividends to our shareholders and investments in the growth of existing businesses.
4.	We intend, when it is economically sensible to do so, to grow through the acquisition of additional infrastructure businesses that will enhance and diversify our portfolio.

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

For the year ended December 31, 2012, IMTT generated approximately 43% of its total terminal revenue and approximately 48% of its terminal gross profit at its St. Rose, Gretna, Avondale and Geismar facilities, which together service the lower Mississippi River region (with St. Rose as the largest contributor).

For the year ended December 31, 2012, IMTT generated approximately 43% of its terminal revenue and approximately 42% of its terminal gross profit at its Bayonne, New Jersey facility in New York Harbor.

IMTT also owns OMI Environmental Solutions, or Oil Mop, an environmental emergency response, industrial services, waste transportation and disposal business. Oil Mop has a network of facilities along the U.S. Gulf Coast between Houston and New Orleans. These facilities primarily service the Gulf region, but also respond to spill events and provide services as needed throughout the United States and internationally.

IMTT — (continued)

The table below summarizes the proportion of the terminal revenue generated from the commodities stored at IMTT’s U.S. terminals for the year ended December 31, 2012:

Proportion of Terminal Revenue from Major Commodities Stored
Petroleum/Asphalt	Chemical	Renewable/Vegetable & Animal Oil	Other
62%	26%	8%	4%

Summary financial information for 100% of IMTT is as follows ($ in millions):

	As of, and for the Year Ended, December 31,
	2012	2011	2010
Revenue	$474.4	$447.1	$557.2
EBITDA excluding non-cash items(1)	231.7	206.4	236.8
Total assets	1,323.9	1,264.0	1,221.9

(1)	See “Business — Our Business and Investments” in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7 for further information and a reconciliation of net income (loss) to EBITDA excluding non-cash items.

Industry Overview

Bulk liquid storage terminals provide an essential link in the supply chain for liquid commodities such as crude oil, refined petroleum products and commodity and specialty chemicals. In addition to renting storage tanks, bulk liquid storage terminals generate revenues by offering ancillary services including product transfer (throughput), heating and blending. Pricing for storage and other services typically reflects local supply and demand as well as the specific attributes of each terminal including access to deepwater berths and connections to land-based infrastructure such as roads, pipelines and rail.

Both domestic and international factors influence demand for bulk liquid storage in the United States. Demand for storage rises and falls according to local and regional consumption. In addition to these domestic forces, import and export activity also accounts for a material portion of the business. Shippers require storage for the staging, aggregation and/or distribution of products before and after shipment. The extent of import/export activity depends on macroeconomic trends such as currency fluctuations as well as industry-specific conditions, such as supply and demand balances in different geographic regions. The medium-term length of storage contracts tends to offset short-term fluctuations in demand for storage in both the domestic and import/export markets.

Potential entrants into the bulk liquid storage terminal business face several substantial barriers. Strict environmental regulations, limited availability of waterfront land with the necessary access to land-based infrastructure, local community resistance to new fuel/chemical sites, and high initial investment costs impede the construction of new bulk liquid storage facilities. These deterrents are most formidable around New York Harbor and other waterways near major urban centers. As a consequence, new tanks are generally built where existing docks, pipelines and other infrastructure can support them, resulting in higher returns on invested capital. However, restrictions on land use, difficulties in securing environmental permits, and the potential for operational bottlenecks due to infrastructure constraints may limit the ability of existing terminals to expand the storage capacity of their facilities.

Strategy

The key components of IMTT’s strategy, from MIC’s perspective, are to:

1.	drive growth in revenue and cash flows by attracting and retaining customers who place a premium on flexibility, speed and efficiency in bulk liquid storage;
2.	invest, where prudent, in additional storage capacity; and
3.	improve business processes and systems.

IMTT — (continued)

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

IMTT seeks to increase its available storage capacity at its existing locations, especially in New York Harbor and the lower Mississippi River, by building new tankage when supported by customer demand so long as the returns to IMTT’s shareholders on such projects are attractive. The investment pipeline remains strong, particularly in the light of manufacturing renaissance and the unconventional oil production currently being experienced in the United States. Since MIC’s investment in IMTT, in May of 2006, IMTT has completed $737.8 million of growth capital expenditure projects and it has another $94.8 million in process.

Locations

The following table summarizes the location of each IMTT facility, the corresponding storage capacity in service and ship and barge docks available for product transfer. This information is as of December 31, 2012 and does not include tanks used in packaging, recovery tanks, and/or other storage capacity not typically available for rent.

Facility	Land	Aggregate Capacity of Storage Tanks in Service (Millions of Barrels)	Number of Ship & Barge Berths in Service
Facilities in the United States:
St. Rose, LA*	Owned	16.2	18
Bayonne, NJ	Owned	16.0	20
Gretna, LA*	Owned	2.3	7
Avondale, LA*	Owned	1.1	3
Geismar, LA*	Owned	0.9	3
Lemont, IL	Owned/Leased	0.9	3
Joliet, IL	Owned	0.7	2
Richmond, CA	Owned	0.7	1
Chesapeake, VA	Owned	1.0	1
Richmond, VA	Owned	0.4	1
Facilities in Canada:
Quebec City, Quebec(1)	Leased	2.0	2
Placentia Bay, Newfoundland(2)	Leased	3.0	2
Total		45.2	63

*	Collectively the “Louisiana” facilities.
(1)	Indirectly 66.7% owned and managed by IMTT.
(2)	Indirectly 20.1% owned and managed by IMTT.

All facilities have marine access, road access and, except for Richmond, Virginia and Placentia Bay, Newfoundland, all sites have rail access.

IMTT — (continued)

St. Rose/Gretna/Avondale/Geismar

On the lower Mississippi River, IMTT currently operates four terminals (St. Rose, Gretna, Avondale and Geismar). With combined storage capacity of 20.5 million barrels, the four sites give IMTT substantial market share in storage for black oil, bulk liquid chemicals, and vegetable oils on the lower Mississippi River.

The Louisiana facilities also give IMTT a substantial presence in a key domestic transport hub. The lower Mississippi River serves as a major transshipment point between the central United States and the rest of the world for exported agricultural products (such as vegetable oils) and imported commodity chemicals (such as methanol). The region also has substantial domestic traffic related to the petroleum industry. Gulf Coast refiners send their products to other regions of the U.S. and overseas and require storage capacity and ancillary services to facilitate distribution. IMTT’s Louisiana facilities, with their ship and barge docks, as well as access to rail, road and pipeline infrastructure, are highly capable of performing these functions.

Bayonne, New Jersey

Located on the Kill Van Kull between New Jersey and Staten Island, the 16.0 million barrel capacity terminal occupies a strategically advantageous position in New York Harbor, or NYH. As the largest independent bulk liquid storage facility in NYH, IMTT-Bayonne has substantial market share for third-party storage of refined petroleum products and chemicals.

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

IMTT-Bayonne has the capability to quickly load and unload the largest bulk liquid transport ships entering NYH. The U.S. Army Corp of Engineers (USACE) has dredged the Kill Van Kull channel passing the IMTT-Bayonne docks to 50 feet (IMTT has dredged two of its docks to 45 feet). Most competitors in NYH have facilities located on the southern portion of the Arthur Kill (water depth of approximately 35 feet) and force large ships to transfer a portion of their cargoes to barges (a process known as lightering) before docking. This technique substantially increases the cost of loading and unloading.

Competition

The competitive environment in which IMTT operates varies by terminal location. The principal competition for each of IMTT’s facilities comes from other bulk liquid storage facilities located in the same regional market.

The main terminal operation competitors include (in alphabetical order): Bahamas Oil Refining Company International Limited; Bluenight Energy Partners L.P.; Battleground Oil Specialty Terminal Company LLC; Buckeye Partners, L.P.; Energy Transfer Partners L.P.; Enbridge Energy Partners L.P.; Enterprise Products Partners L.P.; Genesis Energy L.P.; Holly Energy Partners L.P.; Houston Fuel Oil Terminal Company; Kinder Morgan Energy Partners, L.P.; Magellan Midstream Partners, L.P.; NuStar Energy L.P.; Odfjell Group; Oiltanking Partners, L.P.; Plains All American Pipeline, L.P.; Royal Vopak N.V.; Sunoco Logistics Partners L.P.; Tesoro Logistics L.P.; TransMontaigne Partners L.P.; Vitol Holding B.V.; and Westway Group, Inc.

Certain financial institutions may also be competitors. These include: Alinda Capital Partners LLC; ArcLight Capital Partners; EQT Infrastructure Funds; First Reserve Corporation; Global Infrastructure Partners; KKR Co. L.P.; Lindsay Goldberg LLC; and TPG Capital L.P.

In both the NYH and lower Mississippi River markets, IMTT operates the largest terminal by capacity which, combined with the capabilities of IMTT’s facilities, provides IMTT with a strong competitive position in both of these key bulk liquid storage markets.

IMTT — (continued)

Customers

IMTT provides bulk liquid storage services primarily to vertically integrated petroleum product producers and refiners, chemical manufacturers, food processors and traders of bulk liquid petroleum, chemical and agricultural products. No customer represented more than 10% of IMTT’s consolidated revenues and accounts receivable for the year ended and at December 31, 2012.

Storage Contracts

A typical IMTT storage contract includes:

•	terms of three to five years;
•	rates stated in terms of cents per barrel of storage capacity per month payable whether the storage is used or not;
•	a certain number of product movements into and out of the storage tank included in the contracted rate and throughput rates for movements in excess of this number;
•	charges for heating heavy products which essentially reflect a pass-through of IMTT’s cost;
•	charges for other services such as rail car unloading and other ancillary services;
•	annual inflation based escalators;
•	provisions that ensure customers retain title to products stored and have responsibility for securing insurance or self insuring against loss;
•	provisions for rate step-ups in the event that storage costs increase due to changes in laws or other environmental obligations; and
•	responsibility for customers to return tanks, at the end of the contract in the same condition as when the contract began.

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

The Bayonne terminal was acquired and expanded over a 29 year period. It has significant environmental remediation requirements that were partially assumed at the time of purchase from the various former owners. One former owner retained environmental remediation responsibilities for a purchased site as well as responsibility for sharing other remediation costs. Remediation efforts entail removal of the free product, groundwater control and treatment, soil treatment, repair/replacement of sewer systems, and the implementation of containment and monitoring systems. These remediation activities are expected to continue for an additional ten to twenty years.

The Lemont terminal has entered into a consent order with the State of Illinois to remediate contamination at the site that pre-dated IMTT’s ownership. This remediation effort, including the implementation of extraction and monitoring wells and soil treatment, is estimated to continue for an additional ten to twenty years.

IMTT — (continued)

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —  Liquidity and Capital Resources” in Part II, Item 7 for discussion of the expected future capitalized cost of environmental remediation.

Management and Governance

The day-to-day operations of IMTT’s terminals are overseen by individual terminal managers who are responsible for all aspects of the operations at their respective sites. IMTT’s terminal managers have on average 31 years experience in the bulk liquid storage industry and 19 years of service with IMTT.

The IMTT head office in New Orleans provides the business with central management that performs support functions such as accounting, tax, finance, human resources, insurance, information technology and legal services and provides support for functions that have been partially de-centralized to the terminal level such as engineering and environmental and occupational health and safety regulatory compliance. IMTT’s senior management team has on average 32 years experience in the bulk liquid storage industry and 23 years of service with IMTT. In 2005, IMTT’s EBITDA was $74.0 million as compared with 2012 when EBITDA was $231.7 million. Since MIC’s investment in IMTT in 2006, only one member of the senior management team has left the business while other members remain unchanged. MIC believes that in light of IMTT’s rapid growth, IMTT’s performance could be enhanced by a review of its business processes and systems. In particular, enhanced financial planning and analysis, tax structuring, cost control and capital market skills could drive additional value over the medium term.

The Board of IMTT Holdings consists of six members with three appointees from Macquarie Terminal Holdings, LLC, our wholly owned subsidiary, and three appointees from our co-investor. All decisions of the Board require majority approval, including the approval of at least one member appointed by Macquarie Terminal Holdings, LLC and one member appointed by our co-investor. The Shareholders’ Agreement to which we became a party at the time of our investment in IMTT contains a customary list of items that must be referred to the Board for approval. The Shareholders’ Agreement is included as an exhibit to this Annual Report on Form 10-K.

Relations between MIC and its co-investor, each of whom own 50% of the business, are governed by the Shareholders’ Agreement. During February of 2013, MIC and its co-investor amended the Shareholders’ Agreement to provide that, following the payment of dividends, IMTT shall retain cash, cash equivalents, and/or committed and unutilized credit facilities in the amount of $185.0 million as of the end of the applicable fiscal quarter. The amendment, which is effective through March of 2016, also authorizes either party to seek injunctive relief to enforce the payment of a dividend consistent with the requirements of the Shareholders’ Agreement.

Employees

As of December 31, 2012, IMTT (excluding non-consolidated sites) had a total of 1,052 employees, including 160 employed by OMI Environmental Services. 144 employees at Bayonne, 52 at the Lemont and Joliet terminals and 34 at the Quebec terminal are unionized. We believe employee relations at IMTT are good.

Hawaii Gas

Business Overview

Hawaii Gas is Hawaii’s only government franchised full-service gas company, processing and distributing gas products and providing related services in Hawaii. The market includes Hawaii’s approximately 1.4 million residents and approximately 8.0 million visitors in 2012. Hawaii Gas processes and distributes synthetic natural gas, or SNG, for its utility customers on Oahu, and distributes Liquefied Petroleum Gas, or LPG, to utility and non-utility customers throughout the state’s six primary islands.

Hawaii Gas has two primary businesses, utility (or regulated) and non-utility (or unregulated):

•	The utility business serves approximately 35,200 customers through localized pipeline distribution systems located on the islands of Oahu, Hawaii, Maui, Kauai, Molokai and Lanai. Over 90% of these customers are on Oahu. The utility business includes the processing, distribution and sale of SNG on the island of Oahu and distribution and sale of LPG on all of the islands mentioned above. Utility revenue consists principally of sales of SNG and LPG. The operating costs for the utility business include the cost of locally purchased feedstock, the cost of processing SNG from the feedstock, LPG purchase costs and the cost of distributing SNG and LPG to customers. Utility margin represented approximately 38% of Hawaii Gas’s total contribution margin in 2012.
•	The non-utility business sells and distributes LPG to approximately 33,400 customers. LPG is delivered by truck to individual tanks located on customer sites on Oahu, Hawaii, Maui, Kauai, Molokai and Lanai. Non-utility revenue is generated primarily from the sale of LPG delivered to customers. The operating costs for the non-utility business include the cost of purchased LPG and the cost of distributing the LPG to customers. Non-utility margin represented approximately 62% of Hawaii Gas’s total contribution margin in 2012.

Hawaii Gas’s two primary products, SNG and LPG, are relatively clean-burning fuels that produce lower levels of carbon emissions than other hydrocarbon fuels such as coal or oil. This is particularly important in Hawaii where heightened public awareness of the adverse environmental impact of using hydrocarbon fuels such as coal or oil makes lower emission fuels attractive to customers.

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

Hawaii Gas is implementing plans to bring Liquefied Natural Gas, or LNG, as a back-up fuel for the business’ SNG utility distribution system. Similar to its existing gas products, LNG is a clean-burning fuel which produces lower levels of carbon emissions than other hydrocarbon fuels such as coal or oil. Hawaii Gas expects to bring LNG to Hawaii from the U.S. mainland in conventional intermodal cryogenic containers, in 2013 subject to satisfaction of state and local regulatory requirements.

Summary financial information of Hawaii Gas is as follows ($ in millions):

	As of, and for the Year Ended, December 31,
	2012	2011	2010
Revenue	$260.5	$252.8	$210.6
EBITDA excluding non-cash items(1)	56.3	49.0	44.4
Total assets	387.0	373.5	350.4
% of our consolidated revenue	25.2%	25.6%	25.0%

(1)	See “Business — Our Business and Investments” in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7 for further information and a reconciliation of net income (loss) to EBITDA excluding non-cash items.

Hawaii Gas — (continued)

Strategy

Hawaii Gas’s long-term strategy has three primary components:

1.	Increase and diversify its customer base. The business intends to increase penetration of the residential, government (primarily military) and tourism-related markets. The business also intends to invest in and promote the value of Hawaii Gas’s products and services and its attractiveness as a cleaner alternative to other energy sources in Hawaii.
2.	Diversify its sources of SNG feedstock and LPG to ensure reliable supply and to mitigate the impact of potential cost increases to its customers. In support of this, the business is adding new storage facilities, expanding existing storage facilities that could improve its competitiveness and flexibility as a purchaser of LPG, and is exploring other clean and renewable energy alternatives that may be distributed using its existing infrastructure, including renewable natural gas and LNG.
3.	Focus on maintaining good relationships with regulators, government agencies, customers and the other communities it serves.

Products

While the U.S. mainland obtains natural gas from wells drilled into underground reservoirs of porous rock, Hawaii relies solely on processed and imported alternatives. Hawaii has no natural gas reserves.

Synthetic Natural Gas.  The business converts a light hydrocarbon feedstock (currently naphtha) into SNG. The product is chemically similar in most respects to natural gas and has a similar heating value on a per cubic foot basis. Hawaii Gas has the only SNG processing capability in Hawaii at its plant located on the island of Oahu. SNG is delivered by underground piping systems to customers on Oahu.

Liquefied Petroleum Gas.  LPG is a generic name for a mixture of hydrocarbon gases, typically propane and butane. LPG liquefies at a relatively low pressure under normal temperature conditions. As a result, LPG can be stored or transported more easily than natural gas or SNG. Once on shore, LPG is typically transported in cylinders or tanks. Domestic and commercial applications of LPG are similar to those of natural gas and SNG.

Liquefied Natural Gas.  The business is implementing plans to bring Liquefied Natural Gas, or LNG, as a back-up fuel for the business’ SNG utility distribution system. It has obtained equipment to bring LNG to Hawaii from the U.S. mainland in conventional intermodal cryogenic containers, subject to satisfaction of state and local regulatory requirements. This initiative to bring LNG on a small scale is expected to begin in 2013.

Renewable Natural Gas.  In its efforts to diversify feedstock sources, the business expects to introduce renewable natural gas, or RNG, into its pipeline distribution system in 2013. RNG will be made by converting animal fat and non-food grade oils to RNG, in the RNG pilot plant.

Hydrogen Gas.  The business generates hydrogen gas as part of the reforming process for SNG. Today, Hawaii’s SNG contains about 10% hydrogen produced in the SNG conversion process and is distributed using existing pipeline infrastructure. The business is also exploring opportunities to sell its hydrogen.

Utility Regulation

Hawaii Gas’s utility business is regulated by the Hawaii Public Utilities Commission, or HPUC, while the business’ non-utility business is not. The HPUC exercises broad regulatory oversight and investigative authority over all public utility companies in the state of Hawaii.

Rate Regulation.  The HPUC establishes the rates that Hawaii Gas can charge its utility customers via cost of service regulation. The rate approval process is intended to ensure that a public utility has a reasonable opportunity to recover costs that are prudently incurred and earn a fair return on its investments, while protecting consumer interests.

Hawaii Gas — (continued)

Although the HPUC sets the base rate for the SNG and LPG sold by Hawaii Gas’s utility business, the business is permitted to pass through changes in its raw materials cost by means of a monthly fuel adjustment charge, or FAC. The adjustment protects the business’ earnings from volatility in feedstock costs.

The business’ utility rates are established by the HPUC in periodic rate cases typically initiated by Hawaii Gas. The business initiates a rate case by submitting a request to the HPUC for an increase in rates based, for example, upon materially higher costs related to providing the service. Following initiation of the rate increase request and submissions by other intervening parties of their positions on the rate request, and potentially an evidentiary hearing, the HPUC issues a decision establishing the revenue requirements and the resulting rates that Hawaii Gas will be allowed to charge.

Other Regulations.  The HPUC regulates all franchised or certificated public service companies operating in Hawaii; prescribes rates, tariffs, charges and fees; determines the allowable rate of earnings in establishing rates; issues guidelines concerning the general management of franchised or certificated utility businesses; acts on requests for the acquisition, sale, disposition or other exchange of utility properties, including mergers and consolidations; and acts on requests for financings. When we acquired Hawaii Gas, we agreed to 14 regulatory conditions with the HPUC that address a variety of matters including: a requirement that the ratio of consolidated debt to total capital for Hawaii Gas and HGC Holdings LLC, or HGC, does not exceed 65%; and a requirement to maintain $20.0 million in readily-available cash resources at Hawaii Gas, HGC or MIC.

Competition

Depending upon the end-use, the business competes with electricity, diesel, solar, geo-thermal, wind, other gas providers and alternative energy sources. Hawaii’s electricity is generated by four electric utilities and various independent power producers. In addition, residential customers in Hawaii have increased the rate at which they are installing solar photovoltaic generating capacity. Continued adoption of this trend could constitute another meaningful form of competition for Hawaii Gas.

Utility Business.  Hawaii Gas holds the only government franchise for regulated gas services in Hawaii. This enables it to utilize public easements for its pipeline distribution systems. This franchise also provides protection from competition within the same gas-energy sector since the business has developed and owns extensive below-ground distribution infrastructure. The costs associated with developing distribution infrastructure are significant. However, in most instances, the business’ utility customers also have the ability to use non-utility gas supplied by Hawaii Gas or its competitors by using LPG tanks.

Non-Utility Business.  Hawaii Gas also sells LPG in an unregulated market on the six primary islands of Hawaii. There are two other wholesale companies and several small retail distributors that share the LPG market. Hawaii Gas believes it has a competitive advantage because of its established customer base, storage facilities, distribution network and reputation for reliable service.

Fuel Supply, SNG Plant and Distribution System

Fuel Supply

Hawaii Gas obtains the majority of its LPG supply from foreign producers with the remainder being supplied by the Tesoro and Chevron oil refineries located on Oahu. In 2012, Hawaii Gas purchased approximately half of its LPG requirement from foreign sources and approximately one quarter each from Chevron and Tesoro.

In January of 2013, Tesoro announced that it will close its Hawaii refinery in April of 2013. Tesoro has issued termination notices to Hawaii Gas with respect to the supply of naphtha feedstock and LPG when the refinery closes. Tesoro has indicated an intent to convert the refinery to an import, storage and distribution terminal. If Tesoro is unsuccessful or does not receive the appropriate authorizations to convert the refinery to an import, storage and distribution terminal, Hawaii Gas may have to construct storage capacity and supporting infrastructure sufficient to ensure its supply of feedstock.

Hawaii Gas — (continued)

Hawaii Gas has activated contingency plans related to sourcing of feedstock and expects that, subject to HPUC approval, any increases in the costs of such feedstock will be passed through to customers via the fuel adjustment mechanism and is unlikely to have a significant impact to its contribution margin. Hawaii Gas also expects to secure additional supplies of LPG from a combination of imports and local production from Chevron in order to make up the loss of LPG previously produced by Tesoro.

Tesoro’s decision to close its refinery or a similar decision by Chevron in the future regarding their operations in Hawaii could affect the business’ cost of supply and may adversely impact its contribution margin and profitability. In an effort to mitigate the risk of supply disruption and/or a potential increase in costs, the business has been making additional investments in storage.

Hawaii Gas is also moving forward with initiatives that will bring LNG to Hawaii as a back-up fuel for the business’ SNG utility distribution system. On January 17, 2013, the Federal Energy Regulatory Commission (FERC) issued an order declining to assert jurisdiction over this activity, thus clearing the way for Hawaii Gas to bring containerized LNG to Hawaii from the U.S. mainland in conventional intermodal cryogenic containers, subject to satisfaction of state and local regulatory requirements. This initiative to bring LNG on a small scale is expected to begin in 2013.

SNG Plant and Distribution System (Utility Business)

Hawaii Gas processes and distributes SNG from its plant located west of the Honolulu business district. With proper inspection and testing and with routine maintenance and capital investment, the economic life of the SNG plant is expected to be approximately 20 years. The economic life of the plant may be extended with additional capital investment.

A 22-mile transmission pipeline links the SNG plant to a distribution system at Pier 38 in south Oahu. From Pier 38, a pipeline distribution system consisting of approximately 900 miles of distribution and service pipelines transports gas to customers. LPG is trucked to holding tanks on Oahu and shipped by barge to the neighboring islands where it is distributed via pipelines to utility customers that are not connected to the Oahu SNG pipeline system. Approximately 90% of the business’ pipeline system is on Oahu.

Distribution System (Non-Utility Business)

The non-utility business provides gas on all six primary islands to customers not connected to the business’ utility pipeline system. The majority of Hawaii Gas’s non-utility customers are on islands other than Oahu. LPG is distributed to these islands by direct deliveries from overseas suppliers by ship and by barge from Oahu. The business also owns the infrastructure with which it distributes LPG to its customers, including harbor pipelines, trucks, several holding facilities and storage base-yards on Kauai, Maui and Hawaii.

Environmental Matters

Environmental Permits:  Gas processing and distribution requires environmental operating permits. The most significant are air and wastewater permits that are required for the SNG plant. Hawaii Gas is in compliance in all material respects with all applicable provisions of these permits.

Environmental Compliance:  The business believes that it is in compliance in all material respects with applicable state and federal environmental laws and regulations. In connection with the business’ normal operations and routine inspections, management maintains ongoing contact with various regulatory and environmental agencies to resolve compliance matters that arise from time to time. Under normal operating conditions, its facilities do not generate hazardous waste. Hazardous waste, if produced, would pose little ongoing risk to the facilities from a regulatory standpoint because SNG and LPG dissipate quickly if released.

Employees and Management

As of December 31, 2012, Hawaii Gas had 318 employees, of which 211 were represented by a collective bargaining unit. These employees are employed subject to the terms of a collective bargaining agreement that expires on April 30, 2015. The business believes it has a good relationship with the union and there have been no major disruptions in operations due to labor matters for over 30 years. Management of the business is headquartered in Honolulu, Hawaii.

District Energy

Business Overview

Through December 22, 2009, District Energy consisted of a 100% ownership of Thermal Chicago and a 75% interest in Northwind Aladdin. The remaining 25% equity interest in Northwind Aladdin was owned by Nevada Electric Investment Company, or NEICO, an indirect subsidiary of NV Energy, Inc.

On December 23, 2009, we sold 49.99% of our membership interests in District Energy to John Hancock Life Insurance Company and John Hancock Life Insurance Company (U.S.A.) (collectively “John Hancock”) for $29.5 million. NEICO continues to own a 25% equity stake in Northwind Aladdin. The financial results discussed in this Form 10-K reflect 100% of District Energy’s full year performance.

District Energy operates one of the largest district cooling systems in the United States. The system currently serves approximately 100 customers in downtown Chicago and one customer outside the downtown area under long-term contracts. District Energy produces chilled water at five plants located in downtown Chicago and distributes it through a closed loop of underground piping for use in the air conditioning systems of large commercial, retail and residential buildings in the central business district. The first of the plants became operational in 1995, and the most recent came on line in June of 2002. With modifications made in 2009, the downtown system has the capacity to produce approximately 92,000 tons of chilled water, although it has approximately 105,000 tons of cooling under contract. The business is able to sell continuous service capacity in excess of the total system capacity because not all customers use their contracted capacity at the same time.

District Energy also owns a site-specific heating and cooling plant that serves a single customer in Chicago outside the downtown area. This plant has the capacity to produce 4,900 tons of cooling and 58 million British Thermal Units, or BTUs, of heating per hour.

District Energy’s Las Vegas operation owns and operates a stand-alone facility that provides cold and hot water (for chilling and heating, respectively) to three customers in Las Vegas, Nevada. These customers consist of a resort and casino, a condominium and a shopping complex and represent approximately 47%, 45% and 8%, respectively, of the Las Vegas operation’s cash flows. All three Las Vegas contracts expire in February of 2020. The Las Vegas operation represented approximately 25% of the cash flows of District Energy in 2012.

Summary financial information for 100% of District Energy is as follows ($ in millions):

	As of, and for the Year Ended, December 31,
	2012	2011	2010
Revenue	$53.3	$52.4	$56.8
EBITDA excluding non-cash items(1)	22.2	22.7	22.8
Total assets	207.1	217.6	228.5
% of our consolidated revenue	5.2%	5.3%	6.8%

(1)	See “Business — Our Business and Investments” in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7 for further information and a reconciliation of net income (loss) to EBITDA excluding non-cash items.

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

District Energy — (continued)

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

1.	Business Management: The business focuses on minimizing the cost of electricity consumed per unit of chilled water produced by its plants. District Energy is able to maintain and potentially increase its competitive advantage over self cooling by consuming electricity efficiently. District Energy has the ability to create ice during off-peak hours when electricity costs are typically lower. District Energy uses the cold energy in the ice to produce chilled water during the day when electricity prices are typically higher. The resulting cost savings are passed through to its customers.
2.	Growth: This business intends to grow revenue and profits by marketing its services to real estate developers in the downtown Chicago market. Its value proposition is centered on high reliability, ease of operation and maintenance. The management team develops and maintains relationships with property developers, engineers, architects and city planners as a means of keeping District Energy and these attributes “top of mind” when decisions involving building cooling systems and services are made.
3.	System Expansion: Management is continuously reviewing opportunities to increase the efficiency and capacity of the downtown Chicago system. District Energy has identified projects that can further expand the system capability and accommodate increased demand for district cooling in Chicago.

Operations

Maintenance is typically performed by qualified contract personnel and off-season maintenance is performed by a combination of plant staff and contract personnel. The majority of preventive maintenance is conducted off-season.

Customers

District Energy currently serves approximately 100 customers in downtown Chicago and one outside the downtown area. Its customer base is diverse and consists of retail stores, office buildings, residential buildings, theaters and government facilities. Office and commercial buildings constitute approximately 67% of its customer base. No one customer accounts for more than 10% of total contracted capacity at December 31, 2012 and 2011.

The business typically enters into contracts with the owners of the buildings to which the chilled water service is provided. The weighted average life of customer contracts as of December 31, 2012 is approximately 8 years. The majority of these contracts require a termination payment if a customer wishes to terminate a contract early or if the business terminates the contract for customer default. The termination payment allows the business to recover the remaining capital that it invested to provide service to the customer.

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

District Energy — (continued)

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

Competition

District Energy is not subject to substantial competitive pressures. Customers are generally contractually prohibited from cooling their premises by means other than the chilled water service the business provides. In addition, the primary alternative available to building owners is the installation of a stand-alone water chilling system (self-cooling). While competition from self-cooling exists, the business expects that the majority of its current contracts will be renewed at maturity. Installation of a water chilling system can require significant building reconfiguration as well as space for reconfiguration, and capital expenditure. District Energy has the advantage of economies of scale in terms of efficiency, staff and electricity procurement.

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

City of Chicago Use Agreement

The business is not subject to specific government regulation, but its downtown Chicago system operates under the terms of a Use Agreement with the City of Chicago. The Use Agreement establishes the rights and obligations of District Energy and the City of Chicago with respect to its use of the public ways. Under the Use Agreement, the business has a non-exclusive right to construct, install, repair, operate and maintain the plants, facilities and piping essential in providing district cooling to customers. In 2008, the Chicago City Council extended the term of the Use Agreement for an additional 20 years until December 31, 2040. Any proposed renewal, extension or modification of the Use Agreement will be subject to approval by the City Council of Chicago.

Employees and Management

As of December 31, 2012, District Energy had 43 full-time employees and one part-time employee. In Chicago, 29 plant staff members are employed under a three-year collective bargaining agreement expiring on January 14, 2015. In Las Vegas, 7 plant staff members are employed under a four-year labor agreement expiring on March 31, 2013. Negotiations regarding the renewal/extension of the labor agreement are underway and we expect a new contract will be in place in a timeframe consistent with the expiration of the existing agreement. We believe employee relations at District Energy are good. The day-to-day operations of District Energy are managed by a team located in Chicago, Illinois.

The business is governed by a board of directors on which we have three representatives and our co-shareholder has two. Although we control decisions that require a simple majority, certain issues require super majority approval. These issues include the sale or other disposal of all or substantially all of the business’ property or assets, entry into a new line of business, modifications of constituent or governing documents and pursuit of an initial public offering of any membership interests.

Atlantic Aviation

Business Overview

Atlantic Aviation operates fixed base operations, or FBOs, at 62 airports in the United States. Atlantic Aviation’s FBOs provide fueling and fuel-related services, aircraft parking and hangar services to owners/operators of jet aircraft, primarily in the general aviation sector of the air transportation industry, but also commercial, military, freight and government aviation customers.

Summary financial information for Atlantic Aviation is as follows ($ in millions):

	As of, and for the Year Ended, December 31,
	2012	2011	2010
Revenue	$719.9	$683.6	$573.4
EBITDA excluding non-cash items(1)	130.8	126.7	117.5
Total assets	1,311.4	1,374.4	1,410.1
% of our consolidated revenue	69.6%	69.1%	68.2%

(1)	See “Business — Our Business and Investments” in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7 for further information and a reconciliation of net income (loss) to EBITDA excluding non-cash items.

Industry Overview

FBOs service primarily the general aviation segment of the air transportation industry. General aviation includes corporate and leisure flying and does not include commercial air carriers or military operations. Local airport authorities, the owners of the airport property, grant FBO operators the right to provide fueling and other services pursuant to a long-term ground lease. Fuel sales provide the majority of an FBO’s revenue and gross profit.

FBOs generally operate in environments with high barriers to entry. Airports often have limited physical space for additional FBOs. Airport authorities generally do not have an incentive to add additional FBOs unless there is a significant demand for additional capacity, as profit-making FBOs are more likely to reinvest in the airport and provide a broad range of services, thus attracting increased airport traffic. The increased traffic tends to generate additional revenue for the airport authority in the form of landing and fuel flowage fees. Government approvals and design and construction of a new FBO can also take significant time and capital expenditures. Furthermore, airports typically impose minimum standards with respect to the experience, capital investment and breadth of services provided.

Demand for FBO services is driven by the level of general aviation flight activity. The general aviation activity level can be measured by the number of take-offs and landings in a given period. General aviation business jet take-offs and landings decreased by 0.3% in 2012 compared with 2011 according to flight data reported by the Federal Aviation Administration, or “FAA.” Because Atlantic Aviation operates at a subset of the airports surveyed by the FAA, the correlation between Atlantic Aviation’s performance and the industry data will not be perfect. Nonetheless, the business believes it is a useful directional tool to assess trends in the general aviation sector. The business believes business jet traffic will expand if economic activity continues to recover.

Strategy

Atlantic Aviation is pursuing a strategy that has five principal components:

1.	an overarching commitment to providing superior service and safety to its customers;
2.	organically growing the business and leveraging the size of the Atlantic Aviation network and its information technology capabilities to identify marketing leads and implement cross-selling initiatives;
3.	aggressively managing the business so as to minimize, to the extent possible, its operating expenses;
4.	optimizing the portfolio through selective site acquisition and divestitures as well as taking actions to extend the life of its existing leases; and

Atlantic Aviation — (continued)

5.	implementing a sustainable debt structure that supports the payment of distributions to the shareholder.

These components are discussed in greater detail in the Operations and Marketing sections below.

Operations

The business has high-quality facilities and focuses on attracting customers who desire a high level of personal service. Fuel and fuel-related services generated 83% of Atlantic Aviation’s revenue and accounted for 66% of Atlantic Aviation’s gross profit in 2012. Other services, including de-icing, aircraft parking, hangar rental and catering, provided the balance. Fuel is stored in fuel tank farms and each FBO operates refueling vehicles owned or leased by the FBO. The FBO either owns or has access to the fuel storage tanks to support its fueling activities. At some of Atlantic Aviation’s locations, services are also provided to commercial carriers and the military. These may include refueling from the carrier’s own fuel supplies stored in the carrier’s fuel farm, de-icing and/or ground and ramp handling services.

Atlantic Aviation buys fuel at a wholesale price and sells fuel to customers at a contracted price, or at a price negotiated at the point of purchase. While wholesale fuel costs can be volatile, Atlantic Aviation generally passes fuel cost changes through to customers and attempts to maintain and, when possible, increase its dollar-based margin per gallon of fuel sold. Atlantic Aviation also fuels aircraft with fuel owned by other parties and charges customers a service fee.

Atlantic Aviation has limited exposure to commodity price risk as it generally carries a limited inventory of jet fuel on its books and passes fluctuations in the wholesale cost of fuel through to its customers.

Atlantic Aviation remains focused on managing costs effectively. Atlantic Aviation will continue to evaluate opportunities to reduce expenses through, for example, business reengineering, more efficient purchasing, partnering with service providers and capturing synergies in acquisitions.

Atlantic Aviation periodically evaluates its portfolio of FBOs. As a result, the business may conclude that some of its sites do not have sufficient scale nor do they serve a market with sufficiently strong growth prospects to warrant continued operations at these sites. Consistent with this, in 2012, Atlantic Aviation divested two FBOs. Atlantic Aviation will continue to evaluate its portfolio and may opportunistically divest/acquire additional sites.

Locations

Atlantic Aviation’s FBO facilities operate pursuant to long-term leases from airport authorities or local government agencies. The business and its predecessors have a strong history of successfully renewing leases, and have held some leases for almost 50 years.

Atlantic Aviation was able to increase its weighted average remaining lease length from 17.8 years at December 31, 2011 to 19.0 years currently, including extension options. The leases at 11 of Atlantic Aviation’s FBOs, accounting for 16.4% of Atlantic Aviation’s gross profit, will expire within the next five years. No individual FBO generates more than 10% of the gross profit of the business at December 31, 2012.

The airport authorities have termination rights in each of Atlantic Aviation’s leases. Standard terms allow for termination if Atlantic Aviation defaults on the terms and conditions of the lease, abandons the property or becomes insolvent or bankrupt. Fewer than ten leases may be terminated with notice by the airport authority for convenience or other similar reasons. In each of these cases, there are compensation agreements based on amortization schedules or obligations of the authority to make best efforts to relocate the FBO. Most of the leases allow for termination if liens are filed against the property.

Marketing

Atlantic Aviation has a number of marketing programs, each utilizing an internally-developed point-of-sale (“POS”) system that tracks general aviation flight movements. One program supports flight tracking and provides customer relationship management data that facilitates up-selling of fuel and optimization of revenue per customer.

Atlantic Aviation — (continued)

In 2012, Atlantic Aviation continued to enhance its business intelligence systems and incorporated external flight information into its POS system. This information is being used to service customers more effectively and drive operational efficiencies. Work in this area is expected to continue into 2014.

Atlantic Aviation also participates in a loyalty program for pilots known as “Atlantic Awards” that provides an incentive to purchase fuel from Atlantic Aviation. These awards are recorded as a reduction in fuel-revenue in Atlantic Aviation’s consolidated financial statements.

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

Atlantic Aviation’s main competitors are Signature Flight Support, Landmark Aviation and Million Air. Other than Signature, these competitors are privately owned. To our knowledge, other than the three main competitors listed, no other competitor operates more than 20 FBOs in the United States.

Landmark Aviation was acquired by a new owner during 2012. We believe this new owner may have, or may obtain, greater financial resources than the prior owner and may enhance its ability to grow its portfolio and compete with Atlantic Aviation.

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

Employees and Management

As of December 31, 2012, the business employed 1,656 people across all of its sites. Approximately 9.0% of the employee population is covered by collective bargaining agreements. We believe employee relations at Atlantic Aviation are good.

The day-to-day operations of Atlantic Aviation are managed by individual site managers who are responsible for all aspects of the operations at their site. Local managers within a geographic region are supervised by one of four regional managers covering the United States. Atlantic Aviation’s operations are overseen by senior personnel with an average of approximately 25 years experience each in the aviation industry.

MIC Solar Energy Holdings (“MIC Solar”)

We invested in two utility-scale solar photovoltaic (“solar PV”) power generation facilities in the fourth quarter of 2012. The facilities are located in the southwest United States, one in Arizona and one in Texas, and are capable of generating a combined approximately 30 megawatts (“MWac”) of electricity. The facility in Arizona is currently operating, while the facility in Texas is expected to commence operations during the second quarter of 2013.

Our equity invested in these facilities totals $9.4 million. These two investments, which we refer to collectively as MIC Solar, constitute a business segment that does not meet the threshold of a reportable segment. Accordingly, the results of operations of MIC Solar are aggregated with our Corporate results in this report.

Utility-scale solar PV technologies convert energy from sunlight directly into electricity, using large arrays of solar panels. These are proven technologies that produce highly predictable amounts of electricity.

Owners of solar PV facilities typically sell substantially all of the electricity generated from these facilities at a fixed price to electric utilities pursuant to long-term (typically 20-25 years) power purchase agreements (“PPAs”). Accordingly, revenue from solar PV facilities is predictable over the term of the PPA.

The primary ongoing cost of the business is the operations and maintenance expense (“O&M”) of the facility. Owners of solar PV facilities typically enter into long-term O&M contracts with an O&M service provider at a fixed annual cost. Accordingly, operating costs of solar PV facilities are predictable as well. We believe that the combination of predictable revenue streams and good visibility into operating costs provides us with a good degree of certainty regarding the cash generating capacity of these investments.

These facilities are also expected to produce significant tax benefits. A substantial portion of the cost of these facilities is expected to qualify for a 30% investment tax credit (“ITC”). The tax credit is generated immediately upon construction completion and commencement of operations. Another portion of the cost of solar facilities is typically eligible for five-year MACRS depreciation for tax purposes.

We own the solar facilities in a common LLC structure with a co-investor. The co-investor receives an amount of the tax benefits disproportionate to its investment. For these two facilities, a subsidiary of Chevron Energy Solutions Company, a division of Chevron U.S.A. Inc. (together referred to as ``Chevron”), is the co-investor. The co-investor typically contributes significantly more capital at acquisition and retains an interest in the tax attributes of the LLC disproportionate to its investment during the early years of the facility. This allows the tax benefits, most of which will be realized in the early years, to flow primarily to the co-investor. Around the time most of the tax benefits have been realized, a portion of the tax attributes in the LLC shifts to MIC.

This type of LLC structure is commonly referred to as a “flip partnership” and the period up to the majority ownership change is referred to as the “flip period”. All major decisions involving the investments typically must be approved by both members regardless of the level of their ownership interest. MIC has an option to purchase the co-investor’s interest following the flip period. The two investments made during the fourth quarter of 2012 have been structured as flip partnerships. We have determined that consolidation of both of the solar facilities in which we have invested is appropriate under United States Generally Accepted Accounting Principles, with Chevron’s interest reflected as a ``noncontrolling interest” in our financial statements.

In addition to providing equity in the transactions, Chevron is contributing its considerable experience and expertise as the Engineering, Procurement and Construction (“EPC”) contractor on the project in Texas. It is the responsibility of the EPC contractor to deliver the completed facility at the agreed upon price and within the agreed upon timeframe as defined in the EPC contract. We are pleased to add this project to our relationships with Chevron as a customer at IMTT and a supplier to Hawaii Gas.

MIC Solar — (continued)

Determining our proportionate share of free cash flow, as defined by us historically, from MIC Solar is difficult due to the complexities of the changing ownership interests and different treatment of tax attributes and actual cash flows between the members over time as described above. Therefore, we believe the most appropriate measure of our proportionate share of free cash flow from MIC Solar is the actual cash distributions received during the applicable period.

See Note 5, “Acquisitions and Dispositions”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K for financial information and further discussions.

Our Employees — Consolidated Group

As of December 31, 2012, we employed approximately 2,020 people across our three ongoing, consolidated businesses (excluding IMTT) of which approximately 20% were subject to collective bargaining agreements. The Company itself does not have any employees.

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

ITEM 1A. RISK FACTORS

An investment in our LLC interests involves a number of risks. The occurrence of any of these risks could have a significant or material adverse effect on our results of operations or financial condition and a corresponding decline in the market price of the LLC interests.

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

Furthermore, we may, from time to time, own noncontrolling interests in investments. Management and controlling shareholders of these investments may develop different objectives than we have and we may be unable to control the timing or amount of distributions we receive from these investments. Our inability to exercise significant influence over the operations, strategies and policies of non-controlled investments means that decisions could be made that could adversely affect our results and our ability to generate cash and pay dividends on our LLC interests. See also “Risks Related to IMTT — We share ownership and voting control of IMTT with a third party co-investor. A representative and beneficiary of that co-investor is currently the CEO of IMTT. Our ability to exercise significant influence over the business or level of distributions from IMTT is limited, and we have been, and we may again be negatively impacted by disagreements with our co-investor regarding IMTT’s business and operations”.

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

The volatility in the financial markets makes projections regarding future obligations under pension plans difficult. Two of our businesses, Hawaii Gas and IMTT, have defined benefit retirement plans. Future funding obligations under those plans depend in large part on the future performance of plan assets and the mix of investment assets. Our defined benefit plans hold a significant amount of equity securities as well as fixed income securities. If the market values of these securities decline or if interest rates decline, our pension expense and cash funding requirements would increase and, as a result, could materially adversely affect the results and liquidity of these businesses and the Company.

If borrowing costs increase or if debt terms become more restrictive, the cost of refinancing and servicing our debt will increase, reducing our profitability and ability to freely deploy free cash flow.

The majority of indebtedness at our primary businesses matures within one to four years. Refinancing this debt may result in substantially higher interest rates or margins or substantially more restrictive covenants. Any of these could limit operational flexibility or reduce dividends and/or distributions from our operating businesses to us, which would have an adverse impact on our ability to freely deploy free cash flow. We cannot provide assurance that we or the other owners of any of our businesses will be able to make capital contributions to repay some or all of the debt if required.

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

Our businesses (including businesses in which we invest) are subject to numerous statutes, rules and regulations relating to environmental protection. Atlantic Aviation is subject to environmental protection requirements relating to the storage, transport, pumping and transfer of fuel, and District Energy is subject to requirements relating mainly to its handling of significant amounts of hazardous materials. Hawaii Gas is subject to risks and hazards associated with the refining, handling, storage and transportation of combustible products. These risks could result in substantial losses due to personal injury, loss of life, damage or destruction of property and equipment and environmental damage. Any losses we face could be greater than insurance levels maintained by our businesses, which could have an adverse effect on their and our financial results. In addition, disruptions to physical assets could reduce our ability to serve customers and adversely affect sales and cash flows.

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

Many of our contracts, especially those with government entities or quasi-government entities are long-term contracts. These long-term contracts may be difficult to replace if terminated. In addition, buy-out or other early termination provisions could adversely affect our results of operations if exercised before the end of the contract.

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

We believe that infrastructure businesses face a greater risk of terrorist attack than other businesses, particularly those businesses that have operations within the immediate vicinity of metropolitan and suburban areas. Specifically, because of the combustible nature of the products of Hawaii Gas and consumer reliance on these products for basic services, the business’ SNG plant, transmission pipelines, barges and storage facilities may be at greater risk for terrorism attacks than other businesses, which could affect its operations significantly. Any terrorist attacks that occur at or near our business locations would likely cause significant harm to our employees and assets. In recent years, insurers have significantly reduced the amount of insurance coverage available for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events. A terrorist attack that makes use of our property, or property under our control, may result in liability far in excess of available insurance coverage. In addition, any terrorist attack, regardless of location, could cause a disruption to our business and a decline in earnings. Furthermore, it is likely to result in an increase in insurance premiums and a reduction in coverage, which could cause our profitability to suffer.

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

Risks Related to IMTT

We share ownership and voting control of IMTT with a third party co-investor. A representative and beneficiary of that co-investor is currently the CEO of IMTT. Our ability to exercise significant influence over the business or level of distributions from IMTT is limited, and we have been, and we may again be negatively impacted by disagreements with our co-investor regarding IMTT’s business and operations.

We own 50% of IMTT; the remaining 50% is owned by a trust for the benefit of members of IMTT’s founding family. Our co-investor currently manages the day to day operations of IMTT, and our ability to influence the business is limited to our rights under the Shareholders’ Agreement governing our investment in IMTT. Our co-investor may fail to act in compliance with the Shareholders’ Agreement and may have other business interests that are inconsistent with our interests and goals, and may again take actions that are contrary to our business objectives and requests. For example, management, operating under the express or implied direction of the CEO or the co-investor, may oppose MIC’s interests in dealings with lenders, contractors, customers, suppliers, regulators and other third party stakeholders, as well MIC’s interests in normal business planning and budgeting processes. We may not agree with our co-investor as to the payment, amount or timing of distributions or as to transactions such as capital expenditures, acquisitions or dispositions of assets and financings. Disputes with our co-investor have resulted in arbitration that has been costly and diverted the attention of our management. Our inability to exercise control over the management of IMTT’s business, could materially adversely affect IMTT’s and our results of operations. MIC’s ability to enhance or change the senior management team is prohibited without consent of its co-investor, a representative of whom is also the CEO of the business. To the extent that our co-investor and IMTT senior management again act in ways inconsistent with their obligations to MIC, further arbitration or litigation will be necessary to preserve MIC’s rights.

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

In addition, changes in government regulations that affect imports and exports of bulk chemical, petroleum, renewable fuels and vegetable and animal oil products, including the imposition of surcharges or taxes on imported or exported products, could adversely affect import and export volumes to and from the United States. A reduction in demand for bulk liquid storage, particularly in the New York Harbor or the lower Mississippi River, as a consequence of lower U.S. domestic demand for, or imports/exports of, chemical, petroleum or vegetable and animal oil products, could lead to a decline in storage rates and tankage volumes rented out by IMTT and adversely affect IMTT’s revenue and profitability and the distributions it makes to us.

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

IMTT has a number of customers that together generate a material proportion of IMTT’s revenue and gross profit. In 2012, IMTT’s ten largest customers by revenue generated approximately 52.0% of terminal revenue. The insolvency of any of these large customers could result in an increase in unutilized storage capacity in the absence of such capacity being rented to other customers and adversely affect IMTT’s revenue and profitability and the distributions it makes to us.

IMTT’s business involves hazardous activities and is partly located in a region with a history of significant adverse weather events and is potentially a target for terrorist attacks. We cannot assure you that IMTT is, or will be in the future, adequately insured against all such risks.

The transportation, handling and storage of petroleum, chemical and vegetable and animal oil products are subject to the risk of spills, leakage, contamination, fires and explosions. Any of these events may result in loss of revenue, loss of reputation or goodwill, fines, penalties and other liabilities. In certain circumstances, such events could also require IMTT to halt or significantly alter operations at all or part of the facility at which the event occurred. IMTT carries insurance to protect against most of the accident-related risks involved in the conduct of the business; however, the limits of IMTT’s coverage mean IMTT cannot insure against all risks. In addition, because IMTT’s facilities are not insured against loss from terrorism or acts of war, such an attack that significantly damages one or more of IMTT’s major facilities would have a negative impact on IMTT’s future cash flow and profitability and the distributions it makes to us. Further, future losses sustained by insurers during hurricanes in the U.S. Gulf and northeast regions may result in lower insurance coverage and/or increased insurance premiums for IMTT’s properties in Louisiana.

Risks Related to Hawaii Gas

Disruptions or shutdowns at either of the oil refineries on Oahu from which Hawaii Gas obtains both LPG and the primary feedstock for its SNG plant may have an adverse effect on the operations of the business.

Hawaii Gas processes SNG and distributes SNG and LPG. SNG feedstock or LPG supply disruptions or refinery shutdowns that limit the business’ ability to process and/or deliver gas to customers could increase costs as a result of an inability to source feedstock at rates comparable to those being paid currently. The extended unavailability of one or both of the refineries or disruption to crude oil supplies or feedstock to Hawaii could also result in an increased reliance on imported sources. An inability to purchase LPG from foreign sources would adversely affect operations. The business is also limited in its ability to store LPG, and any disruption in supply may cause a depletion of LPG stocks.

Currently, the business has only one contracted source of feedstock for SNG, the Tesoro refinery. The announced closure of the Tesoro refinery and subsequent conversion to a terminal could significantly and adversely impact Hawaii Gas’s utility business. Although a contingency plan to replace the feedstock is in place, an inability to execute this plan in a timely or cost effective manner could cause a significant disruption and potentially result in operating cost increases and/or capital expenditures. The business is also limited in its ability to store SNG feedstock in the event of a disruption. Additional costs are likely to be incurred if Tesoro is unsuccessful or unwilling to follow through with its announced plan to convert the refinery to a terminal. All supply disruptions of SNG or LPG, if occurring for an extended period, could adversely impact the business’ contribution margin and cash flows.

The most significant costs for Hawaii Gas are locally-sourced LPG, LPG imports and feedstock for the SNG plant, the costs of which are directly related to petroleum prices. To the extent that these costs cannot be passed on to customers, the business’ contribution margin and cash flows will be adversely affected.

The profitability of Hawaii Gas is based on the margin of sales prices over costs. Since LPG and feedstock for the SNG plant are commodities, changes in global supply of and demand for these products can have a significant impact on costs. In addition, increased reliance on higher-priced foreign sources of LPG, whether as a result of disruptions to or shortages in local sources or otherwise, could also have a significant impact on costs. Hawaii Gas has no control over these costs, and, to the extent that these costs cannot be passed on to customers, the business’ financial condition and the results of operations would be adversely affected. Higher prices could result in reduced customer demand or customer conversion to alternative energy sources, or both, that would reduce the volume of gas sold and adversely affect the profitability of Hawaii Gas.

Hawaii Gas relies on its SNG plant, including its transmission pipeline, for a significant portion of its sales. Disruptions at that facility could adversely affect the business’ ability to serve customers.

Disruptions at the SNG plant resulting from mechanical or operational problems or power failures could affect the ability of Hawaii Gas to produce SNG. Most of the utility sales on Oahu are of SNG and all SNG is produced at the Oahu plant. Disruptions to the primary and redundant production systems would have a significant adverse effect on Hawaii Gas’s revenues and cash flows.

The operations of Hawaii Gas are subject to a variety of competitive pressures and the actions of competitors, particularly those involved in other energy sources, could have a materially adverse effect on operating results.

Other fuel sources such as electricity, diesel, solar energy, geo-thermal, wind, other gas providers and alternative energy sources may be substituted for certain gas end-use applications, particularly if the price of gas increases relative to other fuel sources, whether due to higher costs or otherwise. Customers could, for a number of reasons, including increased gas prices, lower costs of alternative energy or convenience, meet their energy needs through alternative sources. This could have an adverse effect on the business’ revenues and cash flows.

Reductions in U.S. military spending could result in a reduction in demand for gas in Hawaii.

The U.S. military has a significant presence in Hawaii. To the extent that federal spending cuts, including voluntary cuts in U.S. military spending or mandatory cuts pursuant to sequestration, result in a reduced military presence in Hawaii, such reductions could reduce the demand for gas products in Hawaii.

Hawaii Gas’s utility business is subject to regulation by the Hawaii Public Utilities Commission, or HPUC, and actions by the HPUC or changes to the regulatory environment may constrain the operation or profitability of the business.

If the business fails to comply with certain HPUC regulatory conditions, the profitability of Hawaii Gas could be adversely impacted. The business agreed to 14 regulatory conditions with the HPUC that address a variety of matters including: a requirement that Hawaii Gas and HGC’s ratio of consolidated debt to total capital does not exceed 65%; and a requirement to maintain $20.0 million in readily-available cash resources at Hawaii Gas, HGC or MIC. The HPUC regulates all franchised or certificated public service companies operating in Hawaii; prescribes rates, tariffs, charges and fees; determines the allowable rate of earnings in establishing rates; issues guidelines concerning the general management of franchised or certificated utility businesses; and acts on requests for the acquisition, sale, disposition or other exchange of utility properties, including mergers and consolidations. Any adverse decision by the HPUC concerning the level or method of determining utility rates, the items and amounts that may be included in the rate base, the returns on equity or rate base found to be reasonable, the potential consequences of exceeding or not meeting such returns, or any prolonged delay in rendering a decision in a rate or other proceeding, could have an adverse effect on the business.

Hawaii Gas’s operations on the islands of Hawaii, Maui and Kauai rely on LPG that is transported to those islands by Jones Act qualified barges from Oahu and from non-Jones Act vessels from foreign ports. Disruptions to service by those vessels could adversely affect the financial performance of the business.

The Jones Act requires that all goods transported by water between U.S. ports be carried in U.S.-flag ships and that they meet certain other requirements. The business has time charter agreements allowing the use of two barges that currently have a cargo capacity of approximately 420,000 gallons and 500,000 gallons of LPG, respectively. The barges used by the business are the only two Jones Act qualified barges available in the Hawaiian Islands capable of carrying large volumes of LPG. If the barges are unable to transport LPG from Oahu and the business is not able to secure foreign-source LPG or obtain an exemption to the Jones Act that would permit importation of a sufficient quantity of LPG from the mainland U.S., the profitability of the business could be adversely impacted. If the barges require refurbishment or repair at a greater frequency than forecast, cash outflows for capital costs could adversely impact Hawaii Gas’s results and cash flows.

Hawaii Gas is subject to risks associated with volatility in the Hawaii economy.

Tourism and government activities (including the military) are two of the largest components of Hawaii’s economy. Hawaii’s economy is heavily influenced by economic conditions in the U.S. and Asia and their impact on tourism, as well as by government spending. A large portion of Hawaii Gas’s sales are generated by businesses that rely on tourism. If the local economy deteriorates, the volume of gas sold could be negatively affected by business closures and/or lower usage and adversely impact the business’ financial performance. Additionally, a lack of growth in the Hawaiian economy could reduce the level of new residential construction, and adversely impact growth in volume from new residential customers. A reduction in government activity, particularly military activity, or a shift by either away from the use of gas products, could also have a negative impact on Hawaii Gas’s results.

Because of its geographic location, Hawaii, and in turn Hawaii Gas, is subject to earthquakes and certain weather risks that could materially disrupt operations.

Hawaii is subject to earthquakes and certain weather risks, such as hurricanes, floods, heavy and sustained rains and tidal waves. Because the business’ SNG plant, SNG transmission line and several storage facilities are close to the ocean, weather-related disruptions to operations are possible. In addition, earthquakes may cause disruptions. These events could damage the business’ assets or could result in wide-spread damage to its customers, thereby reducing the volumes of gas sold and, to the extent such damages are not covered by insurance, the business’ revenues and cash flows.

Because of its geographic location and the unique economy of Hawaii, Hawaii Gas is subject to challenges in hiring and maintaining staff with specialized skill sets.

The changing nature of the Hawaiian energy complex, combined with the impact of the global economic recession has had an impact on the Company’s staffing requirements. Volatility in feedstock prices, together with the impact of the State of Hawaii’s goals to reduce dependency on imported petroleum, requires staff with specialized knowledge of the energy sector. Because the resident labor pool in Hawaii is both small, and oriented mainly to Hawaii’s basic industries, it is difficult to find individuals with the ideal skill sets. Moreover, relocation to Hawaii is costly and often requires employees to make cultural and family adjustments not normally required for a change of employment. The inability to source and retain staff with appropriate skill sets could adversely impact the performance of the business.

The renewable natural gas and LNG initiative exposes Hawaii Gas to new supply, counterparty, facility and technology risks.

Hawaii Gas expects it will convert up to 1.0 million gallons per year of animal fat and non-food grade oils to renewable natural gas. The technology used to produce renewable gas from non-petroleum based feedstock is not widely used and must be customized by Hawaii Gas for its particular application. Hawaii Gas may not be able to obtain sufficient quantities of feedstock from locally produced sources to satisfy its needs. Commencing April 1, 2012, Hawaii Gas must report the percentage of renewable and sustainable components in its feedstock to the HPUC. In the event Hawaii Gas fails to produce a reasonable proportion of gas from renewable and sustainable sources, its reputation could be adversely impacted.

Transporting of LNG from the U.S. mainland and utilization of LNG by Hawaii Gas involves products, systems and technologies not previously employed by the business. The application of these could result in higher than anticipated cost, systems failures and an inability to meet customer needs for gas services and consequent loss of revenue and reputational harm to Hawaii Gas.

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

The deteriorating financial condition of the City of Chicago may provide it with the incentive to take positions on contracts with District Energy that could have an adverse affect on the cash flows generated of the business.

District Energy has several long-term contracts with the City of Chicago, some of which contain early buy-out provisions, pursuant to which the City may terminate the contracts early. The City may take an aggressive position on the buy-outs in an effort to save costs, which may lead to disputes with the City.

In the event we are unable to resolve such disputes, our financial condition and results of operations could be adversely affected, whilst we litigate or take other steps to protect our rights. We may be required to incur significant litigation costs, and the attention of District Energy’s management may be diverted for extended periods.

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

Northwind Aladdin derives a majority of its cash flows from a contract with the Planet Hollywood resort and casino (formerly known as the Aladdin resort and casino) in Las Vegas to supply cold and hot water and back-up electricity. The Aladdin resort and casino emerged from bankruptcy immediately prior to District Energy’s acquisition of Northwind Aladdin in September of 2004, and during the course of those proceedings, the contract with Northwind Aladdin was amended to reduce the payment obligations of the Aladdin resort and casino. If the Planet Hollywood resort and casino were to enter into bankruptcy again and a cheaper source of the services that Northwind Aladdin provides can be found, the current contract may be terminated or amended. This could result in a total loss or significant reduction in District Energy’s income from Northwind Aladdin, for which the business may receive no compensation.

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

As of December 31, 2012, Atlantic Aviation had total long-term debt outstanding of $731.5 million, consisting of $675.8 million in term loan debt; $50.0 million in capital expenditure facilities; and $5.7 million in stand-alone debt facility. The terms of these debt arrangements require compliance with certain operating and financial covenants. The ability of Atlantic Aviation to meet their respective debt service obligations and to refinance or repay their outstanding indebtedness will depend primarily upon cash produced by this business.

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

Air travel and air traffic volume can also be affected by events that have nationwide and industry-wide implications. Events such as wars, outbreaks of disease, severe weather and terrorist activities in the United States or overseas may reduce air travel. Local circumstances include downturns in the general economic conditions of the area where an airport is located or other situations in which the business’ major FBO customers relocates their home base or preferred fueling stop to alternative locations.

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

FBO operators at a particular airport compete based on a number of factors, including location of the facility relative to runways and street access, service, value added features, reliability and price. Many of Atlantic Aviation’s FBOs compete with one or more FBOs at their respective airports and with FBOs at nearby airports. Furthermore, leases related to FBO operations may be subject to competitive bidding at the end of their term. Some present and potential competitors may have or may obtain greater financial and marketing resources than Atlantic Aviation, which may negatively impact Atlantic Aviation’s ability to compete at each airport or for lease renewal. Some competitors may aggressively or irrationally price their bids for airport concessions, which may limit the business’ ability to grow or renew its portfolio.

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

Atlantic Aviation’s revenue is derived from long-term leases at 62 airports in the U.S. If Atlantic Aviation defaults on the terms and conditions of its leases, including upon insolvency, the relevant authority may terminate the lease without compensation. In this case, Atlantic Aviation would then lose the income from that location and potentially the expected returns from prior capital expenditures. Atlantic Aviation would also likely be in default under the loan agreements and be obliged to repay its lenders a portion or the entire outstanding loan amount. Any such events would have a material adverse effect on Atlantic Aviation’s results of operations.

Reductions in U.S. military spending could result in a reduction in demand for services provided by Atlantic Aviation at certain airports in the U.S.

The U.S. military operates non-combat aircraft that are serviced at Atlantic Aviation FBOs around the U.S. and combat and non-combat aircraft at certain airports where fuel and fuel-related services are provided by Atlantic Aviation. Cuts in U.S. military spending, to the extent they result in a reduction in the number of flights by military aircraft, could reduce fuel and non-fuel revenue at Atlantic Aviation.

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

Risks Related to MIC Solar

MIC Solar depends on counterparties performing in accordance with their agreements. If they fail to so perform, MIC Solar could incur substantial expenses and business disruptions which could materially adversely affect MIC Solar’s financial condition, cash flows and results of operations.

MIC Solar is exposed to the risk that counterparties under long-term agreements will not perform their obligations in accordance with such agreements. Should they fail to so perform, MIC Solar may be required to acquire alternative purchasers of the power MIC Solar’s power generation facilities produce. The failure of any of the parties to perform in accordance with these agreements could adversely affect MIC Solar’s results of operations, cash flows and financial condition.

MIC Solar is the managing member of the operating LLCs that own the solar generation facilities in Arizona and Texas. MIC Solar’s failure to uphold its obligations as managing member could materially adversely affect MIC Solar’s financial condition, cash flows and results of operations.

MIC Solar has entered into an operating LLC agreement as managing member with its co-investor for the solar generation facilities in Arizona and Texas. As managing member, MIC Solar is obligated to perform certain actions, including providing certain reporting items to its co-investor and in relation to filing tax returns. As managing member, MIC Solar is also obligated to refrain from performing certain actions, including selling its interest to certain entities that would result in adverse economic outcomes to MIC Solar and its co-investor due to tax regulations. MIC Solar’s failure to perform its obligations or to take any actions contrary to its obligations under the operating LLC agreement could adversely affect MIC Solar’s results of operations, cash flows and financial condition.

Risks Related to Ownership of Our Stock

MIC’s inherently complex structure and financial reporting may make it difficult for some investors to value our LLC interests.

We are a limited liability company structured as a non-operating holding company of four operating businesses and one substantial, unconsolidated investment. We have elected to be treated as a corporation for tax purposes. Our consolidated federal income tax group is comprised of two of our operating businesses. Our investment and one of our operating businesses file stand-alone federal income tax returns. To the extent we receive distributions either from our investment or operating business that is not a part of our tax group, and these distributions are characterized as a dividend for tax purposes (as opposed to a return of capital), such distributions would be eligible for the federal dividends received deductions (80% exclusion in calculating taxes). These and other factors may make it difficult for some potential investors, particularly those without a moderate level of financial acumen, to accurately assess the value of our LLC interests and may adversely impact the market for our LLC interests.

Our Manager’s decision to reinvest its quarterly base management fees and performance fees, as applicable, in LLC interests or retain the cash will affect holders of LLC interests differently.

Our Manager earned $21.9 million and $67.3 million in base management and performance fees, respectively, during 2012. These fees are based on the Company’s market capitalization and performance and maybe higher or lower than these levels in the future. Our Manager, in its sole discretion, may elect to retain base management fees and performance fees, if applicable, paid in cash or to reinvest such payments in additional LLC interests. In the event the Manager chooses not to reinvest the fees to which it is entitled in additional LLC interests, the amount paid will reduce the cash that may otherwise be distributed as a dividend to all shareholders or used in the Company’s operations. In the event the Manager chooses to reinvest the fees to which it is entitled in additional LLC interests, effectively returning the cash to us, such reinvestment will dilute existing shareholders by the increase in the percentage of shares owned by the Manager. Either option may adversely impact the market for our LLC interests.

Our reported EBITDA excluding non-cash items and free cash flow will be lower if the Manager elects to retain base management and/or performance fees in cash as compared with its election to reinvest such base management and/or performance fees in additional LLC interests. The amount by which these items are lower could be material. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7 for further information on how we calculate these items and what management uses these items for.

Our Manager owns a significant portion of MIC’s shares outstanding. A sale of all or a portion of the interests owned by our Manager could be interpreted by the equity markets as a lack of confidence in the prospects of the Company.

Our Manager, in its sole discretion, determines whether to reinvest base and performance fees in shares and whether to hold or sell those securities. Reinvestment of base and performance fees in additional shares during the past two years has substantially increased our Manager’s ownership stake in the Company. As of February 20, 2013, our Manager owned 11.55% of our outstanding LLC interests. If our Manager decides, for reasons other than the performance and prospects of the Company, to reduce its position in the Company, such sales may be interpreted by some market participants as a lack of confidence in the Company and put downward pressure on the market price of our shares.

Our total assets include a substantial amount of goodwill and intangible assets. The write-off of a significant portion of intangible assets would negatively affect our reported earnings.

Our total assets reflect a substantial amount of goodwill and other intangible assets. At December 31, 2012, goodwill and other intangible assets, net, represented approximately 51.3% of total assets from continuing operations. Goodwill and other intangible assets were primarily recognized as a result of the acquisitions of our businesses and investments. Other intangible assets consist primarily of airport operating rights, customer relationships and trade names. On at least an annual basis, we assess whether there has been an impairment in the value of goodwill and assess for impairment of other intangible assets with indefinite lives when there are triggering events or circumstances. If the carrying value of the tested asset exceeds its estimated fair value, impairment is deemed to have occurred. In this event, the amount is written down to fair value. Under current accounting rules, this would result in a charge to reported earnings. We have recognized significant impairments in the past, and any future determination requiring the write-off of a significant portion of goodwill or other intangible assets would negatively affect our reported earnings and total capitalization, and could be material.

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

Our Manager has the right, under the management services agreement, to resign at any time with 90 days notice, whether we have found a replacement or not. The resignation of our Manager will trigger mandatory repayment obligations under debt facilities at our operating companies other than IMTT and Hawaii Gas. If our Manager resigns, we may not be able to find a new external manager or hire internal management with similar expertise within 90 days to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial results could be adversely affected, perhaps materially, and the market price of our LLC interests may decline substantially. In addition, the coordination of our internal management, acquisition activities and supervision of our businesses and investments are likely to suffer if we were unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Manager and its affiliates.

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

We have $192.2 million in federal NOL carryforwards at December 31, 2012. While we have concluded that all but $7.8 million of the NOLs will more likely than not be realized, there can be no assurance that we will utilize the NOLs generated to date or any NOLs we might generate in the future. In addition, we have incurred state NOLs and have provided a valuation allowance against a portion of those. As with our federal NOLs, there is also no assurance that we will utilize those state losses or future losses that maybe generated. Further, the State of Illinois has suspended the use of NOL carryforwards through 2014, similar to the State of California’s suspension of an NOL deduction through 2011 for large corporations. There can be no assurance that other states will not suspend the use of NOL carryforwards or that California and Illinois will not extend the suspension of the use of NOL carryforwards.

Our ability to use our NOL carryforwards to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation (or other entity taxable as a corporation, such as the Company) that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and certain other tax attributes to offset future taxable income. Generally speaking, an “ownership change” occurs if the aggregate percentage ownership of the stock of the corporation held by one or more “five-percent shareholders” (as defined in the Code) increases by more than fifty percentage points over such shareholders’ lowest percentage ownership during the testing period, which is generally the three year-period ending on the transaction date. If we undergo an ownership change, our ability to utilize NOLs and certain other tax attributes could be limited.

The current treatment of qualified dividend income and long-term capital gains under current U.S. federal income tax law may be adversely affected, changed or repealed in the future.

Under current law, qualified dividend income and long-term capital gains are taxed to non-corporate investors at a maximum U.S. federal income tax rate of 20% beginning in 2013. This tax treatment may be adversely affected, changed or repealed by future changes in tax laws at any time. In addition, certain holders that are individuals, estates or trusts are subject to 3.8% surtax on all or a portion of their “net investment income,” which may include all or a portion of their dividend income and net gains from the disposition of our LLC interests. This may affect market perceptions of our Company and the market price of our LLC interests could be negatively affected.

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

Hawaii Gas

Hawaii Gas has facilities and equipment on all major Hawaiian Islands including: leased land beneath the SNG plant; several LPG holding tanks and cylinders; approximately 1,100 miles of underground piping, of which approximately 900 miles are on Oahu; and a 22-mile transmission pipeline from the SNG plant to Pier 38 in Honolulu.

A summary of selected properties, by island, follows. For more information regarding Hawaii Gas’s operations, see “Our Businesses and Investments — Hawaii Gas — Fuel Supply, SNG Plant and Distribution System” in Part I, Item 1.

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

District Energy also owns approximately 15 miles of underground piping through which it distributes chilled water from its facilities to the customers in downtown Chicago.

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

Atlantic Aviation owns or leases a number of vehicles, including fuel trucks and other equipment needed to provide service to customers. Routine maintenance is performed on this equipment and a portion is replaced in accordance with a pre-determined schedule. Atlantic Aviation believes that the equipment is generally well maintained and adequate for present operations. Changes in market conditions allowed Atlantic Aviation to move to purchasing or procuring capital leases for larger equipment. Atlantic Aviation believes that these assets are a core part of the business and have long useful lives making ownership desirable if conditions permit.

MIC Solar

MIC Solar has two utility-scale solar photovoltaic power generation facilities located in the southwest United States that are capable of generating a combined approximately 30 megawatts of electricity. The first facility is a fully operational solar farm located in Tucson, Arizona and the second facility is in construction and is located in Presidio, Texas. The Company and a co-investor own the facilities. The land upon which these facilities are constructed is leased pursuant to operating leases ranging from 20 to 30 years, with options to extend at the end of the leases.

ITEM 3. LEGAL PROCEEDINGS

IMTT Bayonne — Clean Air Act

Section 185 of the Clean Air Act (CAA) requires States (or in the absence of state action, the EPA) in severe and extreme non-attainment areas to adopt a penalty for major stationary sources of volatile organic compounds and nitrogen oxides if the area fails to attain the one-hour ozone National Ambient Air Quality Standard (NAAQS) set by the EPA. IMTT’s Bayonne facility is a major stationary source of volatile organic compounds and nitrogen oxides in the New Jersey-Connecticut severe non-attainment area. Although we believe IMTT’s Bayonne facility is in substantial compliance with CAA obligations, the subject area failed to meet the required NAAQS by the attainment date in 2007 and as a consequence IMTT-Bayonne believes it is likely to be assessed a penalty linked to its 2008 to 2011 emissions that were in excess of baseline levels. IMTT expects that the penalty related to these matters will be less than $500,000 in the aggregate and that it will not be payable until 2013 or later. IMTT continues to work to reduce, to the extent feasible, its emissions in order to avoid or reduce potential future penalties.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our LLC interests are traded on the NYSE under the symbol “MIC”. The following table sets forth, for the fiscal periods indicated, the high and low sales prices per LLC interest on the NYSE:

	High	Low
Fiscal 2011
First Quarter	$25.19	$20.25
Second Quarter	28.63	21.69
Third Quarter	28.15	19.85
Fourth Quarter	28.46	21.34
Fiscal 2012
First Quarter	$33.35	$27.25
Second Quarter	35.86	31.90
Third Quarter	43.21	32.38
Fourth Quarter	46.18	40.76
Fiscal 2013
First Quarter (through February 15, 2013)	$51.95	$45.66

As of February 15, 2013, we had 47,453,943 LLC interests issued and outstanding that we believe were held by 61 holders of record, representing approximately 18,300 beneficial holders.

Dividend Policy

MIC has been structured to provide investors with an opportunity to generate an attractive “total return” based on the capital appreciation resulting from the improved operating performance of our businesses and investments over time and the payment of a sustainable and growing cash dividend. The amount of the dividend is determined based on the cash flows available to MIC from its operating companies. It is our intent to pay out the majority of the cash that is freely distributable at the MIC level, subject to maintaining a prudent level of reserves and without creating volatility in the amount of such dividends.

MIC is receiving distributions from Hawaii Gas and from its interest in IMTT. The cash generated by Atlantic Aviation and District Energy is being used to reduce each business’ indebtedness. We believe that when we successfully refinance Atlantic Aviation and District Energy, we will distribute the majority of the free cash flow generated by our businesses as a dividend to our shareholders.

Since January 1, 2011, MIC has made or declared the following dividends:

Declared	Period Covered	$ per LLC Interest	Record Date	Payable Date
December 12, 2012	Fourth quarter 2012	$0.6875	December 24, 2012	December 28, 2012
October 29, 2012	Third quarter 2012	$0.6875	November 12, 2012	November 15, 2012
July 30, 2012	Second quarter 2012	$0.625	August 13, 2012	August 16, 2012
April 30, 2012	First quarter 2012	$0.20	May 14, 2012	May 17, 2012
February 1, 2012	Fourth quarter 2011	$0.20	March 5, 2012	March 8, 2012
October 31, 2011	Third quarter 2011	$0.20	November 14, 2011	November 17, 2011
August 1, 2011	Second quarter 2011	$0.20	August 15, 2011	August 18, 2011
May 2, 2011	First quarter 2011	$0.20	May 11, 2011	May 18, 2011

Tax Treatment of 2012 Dividends

The Company has determined that 64% of the dividends paid in 2012 were characterized as a dividend, with the balance characterized as a return of capital. The Company believes that the dividend portion will be eligible for treatment as qualified dividend income for U.S. federal income tax purposes, subject to the shareholder having met the holding period requirements as defined by the Internal Revenue Code.

Future dividends, if any, may be characterized as a dividend or a return of capital depending on the Earnings and Profits of the Company as determined in accordance with Internal Revenue Code. Holders of MIC LLC interests are encouraged to seek their own tax advice with regard to their investment in MIC.

Future Dividends

Our Board has expressed an intent to distribute a significant portion of the cash generated by our businesses to our shareholders in the form of a quarterly cash dividend. Not all of the cash flow generated by our businesses is currently available for distribution. The payment of a quarterly cash dividend of $0.6875 per share is being paid out of cash generated by certain of our operating entities, supplemented by cash on hand. Following the anticipated refinancing of Atlantic Aviation’s debt facilities prior to their maturity in October of 2014, if consummated, and contingent upon the continued stable performance of MIC’s businesses, and subject to prevailing economic conditions, our Board will consider increasing the amount of the quarterly cash dividend.

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

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data includes the results of operations, cash flow and balance sheet data for the years ended, and as of, December 31, 2012, 2011, 2010, 2009 and 2008 for our consolidated group, with the results of businesses acquired during those years being included from the date of each acquisition. The selected financial data for each of the five years in the period ended December 31, 2012 have been derived from the consolidated financial statements of the Company, which financial statements have been audited by KPMG LLP, independent registered public accountants. The information below should be read in conjunction with the consolidated financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7.

	Macquarie Infrastructure Company LLC
	Year Ended Dec 31, 2012	Year Ended Dec 31, 2011	Year Ended Dec 31, 2010	Year Ended Dec 31, 2009	Year Ended Dec 31, 2008
	($ In Thousands, Except Share and Per Share Data)
Statement of operations data:
Revenue
Revenue from product sales	$677,164	$639,521	$514,344	$394,200	$586,054
Revenue from product sales – utility	144,439	140,746	113,752	95,769	121,770
Service revenue	207,907	203,532	204,852	215,349	264,851
Financing and equipment lease income	4,536	4,992	7,843	4,758	4,686
Total revenue	1,034,046	988,791	840,791	710,076	977,361
Cost of revenue
Cost of product sales	462,229	437,049	326,734	233,376	408,690
Cost of product sales – utility	122,254	116,413	90,542	73,907	105,329
Cost of services(1)	52,609	52,744	53,088	46,317	63,850
Gross profit	396,954	382,585	370,427	356,476	399,492
Selling, general and administrative expenses	213,372	202,486	201,787	209,783	227,288
Fees to manager – related party	89,227	15,475	10,051	4,846	12,568
Goodwill impairment(2)	—	—	—	71,200	52,000
Depreciation(3)	31,587	33,815	29,721	36,813	40,140
Amortization of intangibles(4)	34,601	42,107	34,898	60,892	61,874
(Gain) loss on disposal of assets(5)	(1,358)	1,522	17,869	—	—
Total operating expenses	367,429	295,405	294,326	383,534	393,870
Operating income (loss)	29,525	87,180	76,101	(27,058)	5,622
Interest income	222	112	29	119	1,090
Interest expense(6)	(46,623)	(59,361)	(106,834)	(95,456)	(88,652)
Equity in earnings and amortization charges of investees	32,327	22,763	31,301	22,561	1,324
Loss on derivative instruments	—	—	—	(25,238)	(2,843)
Other income (expense), net	1,085	912	712	570	(198)
Net income (loss) from continuing operations before income taxes	16,536	51,606	1,309	(124,502)	(83,657)
(Provision) benefit for income taxes	(2,285)	(22,718)	8,697	15,818	14,061
Net income (loss) from continuing operations	$14,251	$28,888	$10,006	$(108,684)	$(69,596)
Net income (loss) from discontinued operations, net of taxes	—	—	81,323	(21,860)	(110,045)
Net income (loss)	$14,251	$28,888	$91,329	$(130,544)	$(179,641)
Less: net income (loss) attributable to noncontrolling interests	930	1,545	659	(1,377)	(1,168)
Net income (loss) attributable to MIC LLC	$13,321	$27,343	$90,670	$(129,167)	$(178,473)

	Macquarie Infrastructure Company LLC
	Year Ended Dec 31, 2012	Year Ended Dec 31, 2011	Year Ended Dec 31, 2010	Year Ended Dec 31, 2009	Year Ended Dec 31, 2008
	($ In Thousands, Except Share and Per Share Data)
Basic income (loss) per share from continuing operations attributable to MIC LLC interest holders	$0.29	$0.59	$0.21	$(2.43)	$(1.56)
Basic income (loss) per share from discontinued operations attributable to MIC LLC interest holders	—	—	1.78	(0.44)	(2.41)
Basic income (loss) per share attributable to MIC LLC interest holders	$0.29	$0.59	$1.99	$(2.87)	$(3.97)
Weighted average number of shares outstanding: basic	46,635,049	45,995,207	45,549,803	45,020,085	44,944,326
Diluted income (loss) per share from continuing operations attributable to MIC LLC interest holders	$0.29	$0.59	$0.21	$(2.43)	$(1.56)
Diluted income (loss) per share from discontinued operations attributable to MIC LLC interest holders	—	—	1.78	(0.44)	(2.41)
Diluted income (loss) per share attributable to MIC LLC interest holders	$0.29	$0.59	$1.99	$(2.87)	$(3.97)
Weighted average number of shares outstanding: diluted	46,655,289	46,021,015	45,631,610	45,020,085	44,944,326
Cash dividends declared per share	$2.20	$0.80	$—	$—	$2.125

	Macquarie Infrastructure Company LLC
	Year Ended Dec 31, 2012	Year Ended Dec 31, 2011	Year Ended Dec 31, 2010	Year Ended Dec 31, 2009	Year Ended Dec 31, 2008
	($ In Thousands)
Statement of cash flows data:
Cash flow from continuing operations
Cash provided by operating activities	$217,911	$91,042	$98,555	$82,976	$95,579
Cash provided by (used in) investing activities	2,477	(39,682)	(24,774)	(516)	(56,716)
Cash (used in) provided by financing activities	(101,798)	(53,137)	(76,528)	(117,818)	1,698
Net increase (decrease) in cash	$118,590	$(1,777)	$(2,747)	$(35,358)	$40,561
Cash flow from discontinued operations
Cash used in operating activities	$—	$—	$(12,703)	$(4,732)	$(1,904)
Cash provided by (used in) investing activities	—	—	134,356	(445)	(26,684)
Cash (used in) provided by financing activities	—	—	(124,183)	2,144	(1,215)
Cash used in discontinued operations(7)	$—	$—	$(2,530)	$(3,033)	$(29,803)
Change in cash of discontinued operations held for sale(7)	$—	$—	$2,385	$(208)	$2,459

(1)	Includes depreciation expense of $6.7 million, $6.6 million, $6.6 million, $6.1 million and $5.8 million for the years ended December 31, 2012, 2011, 2010, 2009, and 2008, respectively, relating to District Energy.

(2)	Reflects non-cash impairment charges of $71.2 million and $52.0 million recorded during the first six months of 2009 and the fourth quarter of 2008, respectively, at Atlantic Aviation.
(3)	Includes non-cash impairment charges of $1.4 million, $7.5 million and $13.8 million recorded during the second quarter of 2011, first six months of 2009 and the fourth quarter of 2008, respectively, at Atlantic Aviation.
(4)	Includes non-cash impairment charges of $7.3 million, $23.3 million and $21.7 million for contractual arrangements recorded during the second quarter of 2011, first six months of 2009 and the fourth quarter of 2008, respectively, at Atlantic Aviation.
(5)	Gain on disposal of assets includes $1.4 million for FBOs sold at Atlantic Aviation during the year ended December 31, 2012. Loss on disposal of assets includes $1.5 million and $17.9 million for FBOs sold at Atlantic Aviation during the years ended December 31, 2011 and 2010, respectively.
(6)	Interest expense, net, includes adjustment to derivative instruments, non-cash amortization of deferred financing fees and interest rate swap breakage fees. Interest rate swap breakage fees at Hawaii Gas were $8.7 million for the year ended December 31, 2012. Interest rate swap breakage fees at Atlantic Aviation were $595,000, $2.3 million, $5.5 million and $8.8 million for the years ended December 31, 2012, 2011, 2010 and 2009, respectively.
(7)	Cash of discontinued operations held for sale is reported in assets of discontinued operations held for sale in our consolidated balance sheets. The net cash used in discontinued operations is different than the change in cash of discontinued operations held for sale due to intercompany transactions that are eliminated in consolidation.

	Macquarie Infrastructure Company LLC
	Dec 31, 2012	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009	Dec 31, 2008
	($ In Thousands)
Balance sheet data:
Assets of discontinued operations held for sale	$—	$—	$—	$86,695	$105,725
Total current assets from continuing operations	253,910	143,313	125,427	129,866	193,890
Property, equipment, land and leasehold improvements, net(1)	708,031	561,022	563,451	580,087	592,435
Intangible assets, net(2)	626,902	662,135	705,862	751,081	811,973
Goodwill(3)	514,640	516,175	514,253	516,182	586,249
Total assets	$2,223,694	$2,168,633	$2,196,742	$2,339,221	$2,552,436
Liabilities of discontinued operations held for sale	$—	$—	$—	$220,549	$224,888
Total current liabilities from continuing operations	245,330	148,902	171,286	174,647	135,311
Deferred income taxes	169,392	177,262	156,328	107,840	83,228
Long-term debt, net of current portion	1,052,584	1,086,053	1,089,559	1,166,379	1,327,800
Total liabilities	1,526,129	1,474,773	1,510,047	1,764,453	1,918,175
Members' equity	$655,028	$703,682	$691,149	$578,526	$628,838

(1)	Includes non-cash impairment charges of $1.4 million, $7.5 million and $13.8 million recorded during the second quarter of 2011, first six months of 2009 and the fourth quarter of 2008, respectively, at Atlantic Aviation.
(2)	Includes non-cash impairment charges of $7.3 million, $23.3 million and $21.7 million for contractual arrangements recorded during the second quarter of 2011, first six months of 2009 and the fourth quarter of 2008, respectively, at Atlantic Aviation.
(3)	Reflects non-cash impairment charges of $71.2 million and $52.0 million recorded during the first six months of 2009 and the fourth quarter of 2008, respectively, at Atlantic Aviation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Macquarie Infrastructure Company LLC should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere herein.

We own, operate and invest in a diversified group of infrastructure businesses that provide basic services, such as chilled water for building cooling and utility gas services to businesses and individuals primarily in the U.S. The businesses we own and operate are a 50% interest in International Matex Tank Terminals, or IMTT, Hawaii Gas, our controlling interest in District Energy and MIC Solar, and Atlantic Aviation.

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

At IMTT, we focus on the amount of storage under contract and the rates at which that storage is leased to third parties and on making appropriate expenditures in maintaining fixed assets of the business. Both storage rates and aggregate capacity grew in 2012. Consistent with expectations for 2012, MIC believes that the average rates on all storage contracts in 2013 will increase between 5% and 7%. Capacity is expected to increase during 2013 with the commissioning of storage currently or soon to be under construction, while utilization may decline temporarily as tanks are removed from service for cleaning and inspection.

During the third quarter of 2012, our gas processing and distribution business rebranded itself as Hawaii Gas. At Hawaii Gas, our focus is on the number of customers served by each of the utility and non-utility portions of the business, and in the case of the non-utility portion, the margins achieved on sales of gas as well. Hawaii Gas has an active marketing program that seeks to develop new customers throughout Hawaii. We periodically pursue rate cases that allow for adjustment of the rates in the utility portion of the business, although we do not intend to pursue any significant rate case in 2013. The pricing of non-utility gas is adjusted to reflect changes in the cost of the product and the costs associated with delivering it to customers. In addition to the existing utility and non-utility operations, Hawaii Gas is advancing initiatives related to the distribution of Liquefied Natural Gas, or LNG. This initiative to bring LNG on a small scale is expected to begin in 2013. Variation in the volume of gas sold by Hawaii Gas is a function of tourism and economic activity in Hawaii generally. The volume of gas sold in 2013 is expected to increase compared with 2012 net of decreases in demand related to conservation and substitution.

At District Energy, we focus on attracting and maintaining relationships with building owners and managers such that they choose to install or continue to use the business’ cooling services. Absent a resurgence in new construction in downtown Chicago, we expect District Energy to produce financial results consistent with prior years, although full year results remain subject to slight variation based on the extent to which the temperatures and humidity in Chicago are above or below historic norms.

The investment in MIC Solar affords us the opportunity to generate what we believe to be an attractive return. We believe MIC Solar will generate a predictable and stable level of distributable cash with minimal operational risk and costs due to the simplicity of the physical facility and the existence of a robust operations and maintenance agreement with a highly reputable and experienced service provider. MIC Solar constitutes a business segment that does not meet the threshold of a reportable segment. Accordingly, the results of operations of MIC Solar are aggregated with our Corporate and Other results.

IMTT, Hawaii Gas, District Energy and MIC Solar are largely resistant to economic downturns, primarily due to the contracted or utility-like nature of their revenues combined with the essential services they provide and the contractual or regulatory ability to pass through most cost increases to customers. We believe these businesses are generally able to generate consistent cash flows throughout the business cycle.

At Atlantic Aviation, our focus is on attracting and maintaining relationships with general aviation aircraft owners and pilots such that they are incentivized to use our FBOs. General aviation activity has improved since the first quarter of 2009, although, forecasting flight activity levels remains difficult. We believe that flight activity levels will continue to increase in 2013, subject to continued economic recovery in the United States.

Improvement in general aviation activity levels has resulted in improvement in the operating performance of Atlantic Aviation. Atlantic Aviation is generating a substantial amount of cash; however a significant amount of the cash is being used to reduce Atlantic Aviation’s indebtedness. Those repayments are expected to enhance the terms on which we may be able to refinance this debt.

Distributions From IMTT For Fiscal Year 2012

Distributions received from IMTT in 2012 totaled $188.1 million, including $77.5 million in distributions per the terms of the Shareholder’s Agreement between MIC and its co-investor and $110.6 million received as a result of a judgment delivered in March of 2012. Included in the $77.5 million in distributions in 2012, was a payment of $12.0 million for the fourth quarter that would ordinarily have been paid in the first quarter of 2013.

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

As a result of having federal net operating loss, or NOL, carryforwards, we do not expect to make regular federal tax payments at least through the 2015 and into the 2016 tax year. However, we expect to pay an Alternative Minimum Tax of approximately $133,000 for 2012, all of which is related to District Energy. We expect that the Alternative Minimum Tax paid for 2012 will be available as a credit against regular federal income taxes in the future. The cash state and local taxes paid by our individual businesses are discussed in the sections entitled “Income Taxes” for each of these businesses.

Pursuant to the tax sharing agreements, the individual businesses included in our consolidated federal income tax return pay MIC an amount equal to the federal income taxes each would have paid on a standalone basis if they were not part of the MIC consolidated federal income tax return.

American Taxpayer Relief Act of 2012

In January of 2013, the American Taxpayer Relief Act of 2012 (the “2012 Tax Act”) was signed. The 2012 Act extends the period over which the 50% bonus depreciation provided for in the Tax Relief, Unemployment Insurance Reauthorization Act of 2010 applies to include 2013. The Company expects to take the bonus depreciation provision into consideration when evaluating its maintenance and growth capital expenditure plans for 2013.

Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010

In December of 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (the “2010 Tax Act”) was signed. The 2010 Tax Act provides for 100% tax depreciation for certain fixed assets placed in service after September 8, 2010 and before January 1, 2012, and 50% tax depreciation for certain fixed assets placed in service during 2012 for federal income tax purposes. Generally, states do not allow this tax depreciation deduction in determining state taxable income. Importantly, Illinois and Louisiana, two states in which we have significant operations, do permit the use of federal tax depreciation deductions in calculating state taxable income. The Company took into consideration the benefits of these accelerated depreciation provisions of the 2010 Tax Act when evaluating its maintenance and growth capital expenditure plans for 2012 and 2011.

Taxpayer Accountability and Budget Stabilization Act

In January of 2011, Illinois enacted the Taxpayer Accountability and Budget Stabilization Act. The legislation increases the corporate income tax rate to 7.0% from 4.8% for taxable years beginning on or after January 1, 2011 and prior to January 1, 2015; to 5.25% for taxable years beginning on or after January 1, 2015 and prior to January 1, 2025; and returns the rate to 4.8% for taxable years beginning on or after January 1, 2025. The legislation also suspends the use of state NOL carryforwards until 2012, and limits the annual utilization in 2012 through 2014 to $100,000 per year. For purposes of determining the taxable years to which a net loss may be carriedforward, no taxable year for which a deduction is disallowed under this provision will be counted. As discussed below in District Energy’s Results of Operations, the income tax expense for the year ended December 31, 2011 reflects a change in the deferred tax liability of this business consistent with the change in Illinois law.

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

Operating Segments and Businesses

IMTT

IMTT provides bulk liquid storage and handling services in North America through ten terminals located on the East, West and Gulf Coasts, the Great Lakes region of the United States and two partially owned terminals in Quebec and Newfoundland, Canada. IMTT’s largest terminals are located in the lower Mississippi River near New Orleans and in New York Harbor. IMTT stores and handles petroleum products, various chemicals, renewable fuels, and vegetable and animal oils. Based on storage capacity, IMTT operates one of the largest independent bulk liquid storage terminal businesses in the United States.

The key drivers of IMTT’s revenue and gross profit include the amount of tank capacity rented to customers and the rental rates. Customers generally rent tanks under contracts with terms of three to five years. Payments are due regardless of actual tank usage. Demand for storage capacity within a particular region (e.g. New York Harbor) serves as the key driver of storage capacity utilization and tank rental rates. This demand reflects both the level of consumption of the bulk liquid products stored by the terminals as well as import and export activity of such products. We believe major constraints on increases in the supply of new bulk liquid storage capacity in IMTT’s key markets have been and will continue to be limited by availability of waterfront land with access to the infrastructure necessary for land based receipt and distribution of stored product (road, rail and pipelines), lengthy environmental permitting processes and high capital costs. We believe a favorable supply/demand imbalance for bulk liquid storage currently exists in many of the markets served by IMTT’s facilities. This condition, when combined with the attributes of IMTT’s facilities such as deep water drafts and access to land based infrastructure, have allowed IMTT to increase rental rates while maintaining high storage capacity utilization rates.

IMTT earns revenue at its terminals from a number of sources including storage charges for bulk liquids (per barrel, per month rental), throughput of liquids (handling charges), heating (a pass through of the cost associated with heating liquids to maintain viscosity) and other revenue (blending, packaging, warehousing, etc.). Most customer contracts include provisions for annual price increases based on inflation.

IMTT — (continued)

In operating its terminals, IMTT incurs labor costs, fuel costs, repair and maintenance costs, real and personal property taxes and other costs (which include insurance and other operating costs such as utilities and inventory used in packaging and drumming activities). IMTT owns the majority of the land on which it operates and therefore does not incur significant land lease or rental payments.

In 2012, IMTT generated approximately 43% of its total terminal revenue and approximately 48% of its terminal gross profit at its St. Rose, Gretna, Avondale and Geismar facilities, which together service the lower Mississippi River region (with St. Rose being the largest contributor), and approximately 43% of its total terminal revenue and approximately 42% of its terminal gross profit at its Bayonne facility, which serves the New York Harbor market.

IMTT also owns OMI Environmental Solutions, or Oil Mop, an environmental emergency response, industrial services, waste transportation and disposal business. Oil Mop has a network of facilities along the U.S. Gulf Coast between Houston and New Orleans. These facilities predominantly service the Gulf region, but also respond to spill events and provide services as needed throughout the United States and internationally. In 2010, Oil Mop was involved in the clean up of the BP oil spill in the Gulf of Mexico and generated 33% of IMTT’s total revenues. Oil Mop’s contribution to IMTT’s total revenues returned to a historical level of less than 10% of IMTT’s total revenues during 2011 and 2012.

Our interest in IMTT Holdings, from the date of closing our acquisition on May 1, 2006, is reflected in our equity in earnings and amortization charges of investee line in our consolidated statements of operations. Cash distributions received by us in excess of our 50% interest in IMTT’s earnings less amortization charges are reflected in our consolidated statements of cash flows from investing activities under return on investment in unconsolidated business.

Hawaii Gas

Hawaii Gas is Hawaii’s only government franchised full-service gas company, processing and distributing gas products and services in Hawaii. The market includes Hawaii’s approximately 1.4 million residents and approximately 8.0 million visitors in 2012. Hawaii Gas processes and distributes synthetic natural gas, or SNG, for its utility customers on Oahu, and distributes Liquefied Petroleum Gas, or LPG, to utility and non-utility customers throughout the state’s six primary islands.

Hawaii Gas has two primary businesses: utility (or regulated) and non-utility (or unregulated):

•	The utility business serves approximately 35,200 customers through localized distribution systems located on the islands of Oahu, Hawaii, Maui, Kauai, Molokai and Lanai. Over 90% of these customers are on Oahu. The utility business includes the processing, distribution and sale of SNG on the island of Oahu and distribution and sale of LPG on all of the islands mentioned above. Utility revenue consists principally of sales of SNG and LPG. The operating costs for the utility business include the cost of locally purchased feedstock, the cost of processing SNG from the feedstock, LPG purchase costs and the cost of distributing SNG and LPG to customers. Utility sales represented approximately 38% of Hawaii Gas’s total contribution margin in 2012.
•	The non-utility business sells and distributes LPG to approximately 33,400 customers. Trucks deliver LPG to individual tanks located on customer sites on Oahu, Hawaii, Maui, Kauai, Molokai and Lanai. Non-utility revenue is generated primarily from the sale of LPG delivered to customers. The operating costs for the non-utility business include the cost of purchased LPG and the cost of distributing the LPG to customers. Non-utility sales represented approximately 62% of Hawaii Gas’s total contribution margin in 2012.

SNG and LPG have a wide range of commercial and residential applications, including water heating, drying, cooking, emergency power generation and decorative lighting, such as tiki torches. LPG is also used as a fuel for specialty vehicles such as forklifts and ramp equipment at airports. Gas customers include residential customers and a variety of commercial, hospitality, military, public sector and wholesale customers.

Hawaii Gas — (continued)

Revenue is primarily a function of the volume of SNG and LPG sold to customers and the price per thermal unit or gallon charged to customers. Because both SNG and LPG are derived from crude oil, revenue levels, without volume changes, will generally track global oil prices. Utility revenue includes fuel adjustment charges through which the changes in feedstock costs are passed through to customers. Evaluating the performance of this business based on contribution margin removes the volatility associated with fluctuations in the price of feedstock.

Prices charged by Hawaii Gas to its customers for the utility gas business are based on HPUC utility rates that enable the business to recover its costs of providing utility gas service, including operating expenses and taxes, and capital investments through recovery of depreciation and a return on the capital invested. Hawaii Gas’s rate structure generally allows it to maintain a relatively consistent dollar-based margin per thermal unit by passing increases or decreases in fuel costs through to customers via fuel adjustment charges without filing a general rate case.

The rates that are charged to non-utility customers are based on the cost of LPG plus delivery costs, the cost of alternative fuels and competitive factors.

Hawaii Gas incurs expenses in operating and maintaining its facilities and distribution network, comprising a SNG plant, a 22-mile transmission line, 1,100 miles of distribution and service pipelines, several tank storage facilities and a fleet of vehicles. These costs are generally fixed in nature. Other operating expenses incurred, such as for LPG, feedstock for the SNG plant and revenue-based taxes, generally fluctuate with the volume of product sold. In addition, the business incurs general and administrative expenses at its executive office that include expenses for senior management, accounting, information technology, human resources, environmental compliance, regulatory compliance, employee benefits, rents, utilities, insurance and other normal business costs.

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

Thermal Chicago’s principal direct expense is electricity. Other direct expenses are water, labor, operations and maintenance and depreciation and accretion. Electricity usage, and to a lesser extent water usage, fluctuates with the volume of chilled water produced. Other direct expenses are largely fixed regardless of the volume of chilled water produced.

Thermal Chicago has entered into a contract with a retail energy supplier to provide the majority of the business’ electricity needs at fixed prices in 2013. Electricity for one of the plants is purchased by the landlord/customer and the cost is passed through to the business. Thermal Chicago passes through changes in electricity costs to its customers. The business anticipates prices of electricity in supply contracts for 2014 and subsequent years will fluctuate based on underlying power costs.

Northwind Aladdin services customers (a hotel/casino complex, a condominium and a shopping mall) in Las Vegas, Nevada. Under its customer contracts, Northwind Aladdin receives monthly fixed payments totaling approximately $6.4 million per year through March of 2016 and monthly fixed payments totaling approximately $3.0 million per year thereafter through February of 2020.

Atlantic Aviation

The performance of Atlantic Aviation reflects the level of general aviation activity and jet fuel consumption. General aviation activity is in turn a function of economic activity and demographic trends in the regions serviced by the airport at which the business operates and the general level of economic activity in the United States. A number of the airports at which Atlantic Aviation operates are located near key business centers such as New York, Chicago, Philadelphia and Houston as well as recreational destinations such as Aspen, Colorado and Sun Valley, Idaho.

Fuel gross profit is a function of the volume (gallons) sold and the average dollar margin per gallon. The average price per gallon is based on the business’ cost of fuel plus, where applicable, fees and taxes paid to airports or other local authorities (cost of revenue — fuel), plus Atlantic Aviation’s margin. Dollar-based margins per gallon have been relatively insensitive to the wholesale price of fuel with both increases and decreases in the wholesale price of fuel generally passed through to customers, subject to the level of price competition that exists at the various FBOs. The average dollar-based margin varies based on business considerations and customer mix. Base tenants generally benefit from price discounts based on a higher utilization of Atlantic Aviation’s networks. Transient customers typically pay a higher price.

Atlantic Aviation also earns revenue from activities other than fuel sales (non-fuel revenue). For example, Atlantic Aviation earns revenue from refueling some general aviation customers on a “pass-through basis,” where it acts as a fueling agent for fuel suppliers. Atlantic Aviation receives a fee for this service, generally calculated on a per gallon basis. In addition, the business earns revenue from aircraft parking and hangar rental fees and by providing general aviation customers with other services, such as de-icing. At some airports Atlantic Aviation also earns revenue from refueling and de-icing some commercial airlines on a fee for service basis.

Expenses associated with non-fuel revenue (cost of revenue — non-fuel) include de-icing fluid costs and other costs directly related to the volume of service provided. These costs generally increase in line with non-fuel revenue.

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

Results of Operations

Consolidated

Key Factors Affecting Operating Results for 2012 Compared to 2011:

•	an increase in average storage rates at IMTT;
•	higher volume of general aviation (“GA”) fuel sold and lower interest expense at Atlantic Aviation; and
•	an increase in non-utility contribution margin at Hawaii Gas; partially offset by
•	performance fees incurred in 2012;
•	reduced spill response activity in 2012 compared with 2011 at IMTT; and
•	reduced de-icing revenue at Atlantic Aviation.

Key Factors Affecting Operating Results for 2011 Compared to 2010:

•	an increase in average storage rates at IMTT;
•	an increase in contribution margin at Hawaii Gas; and
•	increased volume of GA fuel sold and lower interest expense; partially offset by
•	reduced spill response activity in 2011 compared with 2010 at IMTT.

Results of Operations: Consolidated — (continued)

Our consolidated results of operations are as follows:

	Year Ended December 31,			Change (From 2011 to 2012) Favorable/(Unfavorable)		Change (From 2010 to 2011) Favorable/(Unfavorable)
	2012	2011	2010	$	%	$	%
	($ In Thousands) (Unaudited)
Revenue
Revenue from product sales	$677,164	$639,521	$514,344	37,643	5.9	125,177	24.3
Revenue from product sales – utility	144,439	140,746	113,752	3,693	2.6	26,994	23.7
Service revenue	207,907	203,532	204,852	4,375	2.1	(1,320)	(0.6)
Financing and equipment lease income	4,536	4,992	7,843	(456)	(9.1)	(2,851)	(36.4)
Total revenue	1,034,046	988,791	840,791	45,255	4.6	148,000	17.6
Costs and expenses
Cost of product sales	462,229	437,049	326,734	(25,180)	(5.8)	(110,315)	(33.8)
Cost of product sales – utility	122,254	116,413	90,542	(5,841)	(5.0)	(25,871)	(28.6)
Cost of services	52,609	52,744	53,088	135	0.3	344	0.6
Gross profit	396,954	382,585	370,427	14,369	3.8	12,158	3.3
Selling, general and administrative	213,372	202,486	201,787	(10,886)	(5.4)	(699)	(0.3)
Fees to manager – related party	89,227	15,475	10,051	(73,752)	NM	(5,424)	(54.0)
Depreciation	31,587	33,815	29,721	2,228	6.6	(4,094)	(13.8)
Amortization of intangibles	34,601	42,107	34,898	7,506	17.8	(7,209)	(20.7)
(Gain) loss on disposal of assets	(1,358)	1,522	17,869	2,880	189.2	16,347	91.5
Total operating expenses	367,429	295,405	294,326	(72,024)	(24.4)	(1,079)	(0.4)
Operating income	29,525	87,180	76,101	(57,655)	(66.1)	11,079	14.6
Other income (expense)
Interest income	222	112	29	110	98.2	83	NM
Interest expense(1)	(46,623)	(59,361)	(106,834)	12,738	21.5	47,473	44.4
Equity in earnings and amortization charges of investees	32,327	22,763	31,301	9,564	42.0	(8,538)	(27.3)
Other income, net	1,085	912	712	173	19.0	200	28.1
Net income from continuing operations before income taxes	16,536	51,606	1,309	(35,070)	(68.0)	50,297	NM
(Provision) benefit for income taxes	(2,285)	(22,718)	8,697	20,433	89.9	(31,415)	NM
Net income from continuing operations	$14,251	$28,888	$10,006	(14,637)	(50.7)	18,882	188.7
Net income from discontinued operations, net of taxes	—	—	81,323	—	—	(81,323)	(100.0)
Net income	$14,251	$28,888	$91,329	(14,637)	(50.7)	(62,441)	(68.4)
Less: net income attributable to noncontrolling interests	930	1,545	659	615	39.8	(886)	(134.4)
Net income attributable to MIC LLC	$13,321	$27,343	$90,670	(14,022)	(51.3)	(63,327)	(69.8)

NM — Not meaningful

(1)	Interest expense includes non-cash losses on derivative instruments of $21.6 million, $35.0 million and $81.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Results of Operations: Consolidated — (continued)

Gross Profit

Consolidated gross profit increased from 2011 to 2012 reflecting improved results in the non-utility business at Hawaii Gas. In addition, the increase in gross profit for 2012 reflects higher volume of GA fuel sold and higher weighted average GA fuel margins, partially offset by reduced de-icing revenue at Atlantic Aviation.

Consolidated gross profit increased from 2010 to 2011 reflecting improved results for fuel gross profit at Atlantic Aviation and Hawaii Gas generally, offset by decreases at District Energy and in non-fuel gross profit at Atlantic Aviation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased in 2012 compared with 2011 primarily as a result of legal costs at the MIC holding company level, most significantly those incurred in the arbitration proceedings and related matters between MIC and its IMTT co-investor. Selling, general and administrative expenses also include costs incurred in connection with the acquisition of MIC Solar during the fourth quarter of 2012. Selling, general and administrative expenses were also higher at Hawaii Gas due primarily to medical and benefit costs and overtime.

Selling, general and administrative expenses increased from 2010 to 2011 at the MIC holding company level, primarily due to the arbitration proceedings between MIC and its IMTT co-investor, offset by decreases at Hawaii Gas and Atlantic Aviation.

Fees to Manager

Our Manager is entitled to a quarterly base management fee based primarily on our market capitalization, and a performance fee, based on the performance of our stock relative to a U.S. utilities index. For 2012, we incurred performance fees of $67.3 million to our Manager. Our Manager elected to reinvest these performance fees in additional LLC interests. For 2011 and 2010, our Manager did not earn a performance fee.

For 2012, 2011 and 2010, we incurred base management fees of $21.9 million, $15.5 million and $10.1 million, respectively. The unpaid portion of the base management fees at the end of each reporting period is included in due to manager-related party in the consolidated balance sheets. The following table shows our Manager’s election to reinvest its quarterly base management fees and performance fees, if any, in additional LLC interests:

Period	Base Management Fee Amount ($ in thousands)	Performance Fee Amount ($ in thousands)	LLC Interests Issued	Issue Date
2012 Activities:
Fourth quarter 2012	$6,299	$43,820	(1)	(1)
Third quarter 2012	5,844	23,509	695,068	December 05, 2012
Second quarter 2012	4,760	—	113,847	August 30, 2012
First quarter 2012	4,995	—	147,682	May 31, 2012
2011 Activities:
Fourth quarter 2011	$4,222	$—	135,987	March 20, 2012
Third quarter 2011	3,465	—	130,344	November 30, 2011
Second quarter 2011	4,156	—	179,623	August 31, 2011
First quarter 2011	3,632	—	144,742	June 6, 2011
2010 Activities:
Fourth quarter 2010	$3,214	$—	136,079	March 22, 2011
First quarter 2010	2,189	—	155,375	June 11, 2010

(1)	LLC interests for the fourth quarter of 2012 base management fee and performance fee will be issued to the Manager during the first quarter of 2013.

Results of Operations: Consolidated — (continued)

Base management fees in the amount of $2.3 million and $2.4 million for the second and third quarters of 2010, respectively, were paid in cash to our Manager during the third and fourth quarters of 2010, respectively.

Depreciation

Depreciation expense decreased from 2011 to 2012 primarily due to non-cash write-offs of $2.9 million recorded during the quarter ended September 30, 2011 associated with leasehold improvements at Atlantic Aviation. This write-off was due to the consolidation of two FBOs it operated at one airport. In addition, depreciation for 2011 includes non-cash asset impairment charges of $1.4 million recorded at Atlantic Aviation during the quarter ended June 30, 2011. The impairment charges resulted from adverse trading conditions specific to three small locations.

Amortization of Intangibles

Amortization of intangibles decreased from 2011 to 2012 primarily due to non-cash impairment charges of $7.3 million recorded at Atlantic Aviation during the quarter ended June 30, 2011. The impairment charges resulted from adverse trading conditions specific to three small locations.

Gain (Loss) on Disposal of Assets

Atlantic Aviation concluded that two of its sites did not have sufficient scale or serve a market with sufficiently strong growth prospects to warrant continued operations at these sites and divested these two FBOs in 2012. Accordingly, Atlantic Aviation recorded gains on disposal of $1.4 million during 2012. Atlantic Aviation recorded losses on disposal of assets of $1.5 million and $17.9 million during 2011 and 2010, respectively. Proceeds from 2011 sales were redeployed into the acquisition of two FBOs in Oregon in the third quarter of 2011.

Interest Expense and Loss on Derivative Instruments

Interest expense includes non-cash losses on derivative instruments of $21.6 million and $35.0 million in 2012 and 2011, respectively. Non-cash losses on derivatives recorded in interest expense are attributable to the change in fair value of interest rate instruments and includes the reclassification of amounts from accumulated other comprehensive loss into earnings. Excluding the portion related to adjustments to derivative instruments and interest rate swap breakage fees at Hawaii Gas and Atlantic Aviation, interest expense decreased from 2011 to 2012 primarily due to the lower term loan principal balance at Atlantic Aviation. Interest was also lower in 2012 due to the expiration of unfavorable interest rate swaps at Atlantic Aviation in October of 2012.

Interest expense includes non-cash losses on derivative instruments of $35.0 million and $81.3 million in 2011 and 2010, respectively. Excluding the portion related to adjustments to derivative instruments and interest rate swap breakage fees at Atlantic Aviation, interest expense decreased from 2010 to 2011 due primarily to a lower principal balance at Atlantic Aviation, partially offset by the expiration of an interest rate basis swap agreements in March of 2010 at each of the consolidated operating businesses.

Equity in Earnings and Amortization Charges of Investees

The increase in equity in the earnings in 2012 compared with 2011 primarily reflects our share of the increase in operating results and our share of the decrease in non-cash derivative losses from IMTT.

The decrease in equity in the earnings in 2011 compared with 2010 primarily reflects our share of the decrease in operating results of IMTT and our share of the increase in non-cash derivative losses. IMTT’s operating results reflect a lower level of spill response activity and related gross profit, as a result of the BP oil spill in 2010.

Income Taxes

For 2012, we expect a consolidated tax loss, for which we have recorded a deferred tax benefit. At December 31, 2012, our federal NOL balance is approximately $192.2 million. This balance excludes the NOL carryforwards of District Energy (see District Energy — Income Taxes below), which was approximately $9.8 million at December 31, 2012. For 2012, we do not expect to pay a federal Alternative Minimum Tax, but do expect District Energy to pay a Federal Alternative Minimum Tax of approximately $133,000.

Results of Operations: Consolidated — (continued)

As we own less than 80% of IMTT and District Energy, these businesses are not included in our consolidated federal tax return. These businesses file separate federal income tax returns. We expect that distributions from District Energy in 2012 will be treated in part as a taxable dividend and qualify for the 80% Dividends Received Deduction and in part as a return of capital. With respect to IMTT, we expect that approximately $12.6 million of distributions received will be taxable as a dividend, with the balance being a return of capital.

For 2012, our full year federal and state income taxes will be approximately $2.3 million, or 13.82% of net income before taxes. The provision for income taxes includes $647,000 for state and local income taxes. As discussed below, the provision for state and local income taxes includes a valuation allowance of approximately $3.0 million for the use of certain state NOL carryforwards. The difference between our effective tax rate and the U.S. federal statutory rate of 35% is primarily attributable to state and local income taxes and adjustments for our less than 80% owned businesses.

For 2011, we reported consolidated taxable income, although the tax thereon was fully offset by our NOL carryforwards.

For 2010, we reported a consolidated net operating loss, for which we recorded a deferred tax benefit. Further, our taxable income for 2010 included a capital loss of approximately $10.4 million on the disposal of our airport parking business, which we carriedback to 2009. The carriedback eliminated our 2009 consolidated taxable income.

Valuation allowance:

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

We increased the valuation allowance by $3.0 million and $1.3 million for 2012 and 2011, respectively, for certain state NOL carryforwards.

During 2010 we reduced the valuation allowance to approximately $9.2 million, resulting in a net decrease of $11.4 million. Of this decrease, $1.8 million was recorded as part of the benefit for federal and state income taxes included in continuing operations on the consolidated statements of operations. The remaining $9.6 million of the decrease was included in net income from discontinued operations.

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

Results of Operations: Consolidated — (continued)

We also disclose Free Cash Flow, as defined by us, as a means of assessing the amount of cash generated by our businesses and supplementing other information provided in accordance with GAAP. We define Free Cash Flow as cash from operating activities, less maintenance capital expenditures and changes in working capital, except for MIC Solar, for which we define Free Cash Flow as distributions received from this business. In relation to MIC Solar, determining our proportionate share of free cash flow, as defined by us historically, from MIC Solar is difficult due to the complexities of the changing ownership interests and different treatment of tax attributes and actual cash flows between the members over time. Therefore, we believe the most appropriate measure of our proportionate share of free cash flow from MIC Solar is the actual cash distributions received during the applicable period.

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

We note that Free Cash Flow does not fully reflect our ability to freely deploy generated cash, as it does not reflect required payments to be made on our indebtedness and other fixed obligations or the other cash items excluded when calculating Free Cash Flow. We also note that Free Cash Flow may be calculated in a different manner by other companies, which limits its usefulness as a comparative measure. Therefore, our Free Cash Flow should be used as a supplemental measure and not in lieu of our financial results reported under GAAP.

Results of Operations: Consolidated — (continued)

A reconciliation of net income attributable to MIC LLC from continuing operations to EBITDA excluding non-cash items and EBITDA excluding non-cash items to Free Cash Flow from continuing operations, on a consolidated basis, is provided below:

	Year Ended December 31,			Change (From 2011 to 2012) Favorable/(Unfavorable)		Change (From 2010 to 2011) Favorable/(Unfavorable)
	2012	2011	2010	$	%	$	%
	($ in Thousands) (Unaudited)
Net income attributable to MIC LLC from continuing operations(1)	$13,321	$27,343	$9,483
Interest expense, net(2)	46,401	59,249	106,805
Provision (benefit) for income taxes	2,285	22,718	(8,697)
Depreciation(3)	31,587	33,815	29,721
Depreciation – cost of services(3)	6,727	6,639	6,555
Amortization of intangibles(4)	34,601	42,107	34,898
(Gain) loss on disposal of assets	(1,979)	617	17,869
Equity in earnings and amortization charges of investees(5)	—	(22,763)	(16,301)
Base management fees settled/to be settled in LLC interests	21,898	15,475	5,403
Performance fees settled/to be settled in LLC interests	67,329	—	—
Other non-cash expense, net	3,387	4,678	2,753
EBITDA excluding non-cash items from continuing operations	$225,557	$189,878	$188,489	35,679	18.8	1,389	0.7
EBITDA excluding non-cash items from continuing operations	$225,557	$189,878	$188,489
Interest expense, net(2)	(46,401)	(59,249)	(106,805)
Interest rate swap breakage fee – Hawaii Gas(2)	(8,701)	—	—
Interest rate swap breakage fee – Atlantic Aviation(2)	(595)	(2,327)	(5,528)
Adjustments to derivative instruments recorded in interest expense(2)	(17,132)	(15,917)	28,938
Amortization of debt financing costs(2)	4,232	4,086	4,347
Cash distribution received in excess of equity in earning and amortization charges of investee(6)	54,625	—	—
Equipment lease receivables, net	3,548	3,105	2,761
Provision/benefit for income taxes, net of changes in deferred taxes	(3,865)	(3,509)	(3,032)
Changes in working capital	6,643	(25,025)	(10,615)
Cash provided by operating activities	217,911	91,042	98,555
Changes in working capital	(6,643)	25,025	10,615
Adjustment to free cash flow for MIC Solar(7)	3,850	—	—
Maintenance capital expenditures	(19,851)	(18,062)	(14,509)
Free cash flow from continuing operations	$195,267	$98,005	$94,661	97,262	99.2	3,344	3.5

(1)	Net income attributable to MIC LLC from continuing operations excludes net income attributable to noncontrolling interests of $930,000, $1.5 million and $523,000 for the years ended December 31, 2012, 2011 and 2010, respectively.
(2)	Interest expense, net, includes adjustments to derivative instruments, non-cash amortization of deferred financing fees and interest rate swap breakage fees at Hawaii Gas and Atlantic Aviation.
(3)	Depreciation — cost of services includes depreciation expense for District Energy, which is reported in cost of services in our consolidated statements of operations. Depreciation and Depreciation — cost of services does not include acquisition-related step-up depreciation expense of $7.8 million, $7.5 million and $6.9 million for the years ended December 31, 2012, 2011 and 2010, respectively, in connection with our investment in IMTT, which is reported in equity in earnings and amortization charges of investees in our consolidated statements of operations.
(4)	Amortization of intangibles does not include acquisition-related step-up amortization expense of $342,000, $606,000 and $1.1 million for the years ended December 31, 2012, 2011 and 2010, respectively, in connection with our investment in IMTT, which is reported in equity in earnings and amortization charges of investees in our consolidated statements of operations.

Results of Operations: Consolidated — (continued)

(5)	Equity in earnings and amortization charges of investee in the above table includes our 50% share of IMTT's earnings, offset by the distributions we received only up to our share of the earnings recorded in the calculation for EBITDA excluding non-cash items. For the year ended December 31, 2012, we recognized equity in earnings and amortization charges of investee income of $32.3 million in the consolidated statement of operations, which was fully offset by the cash distributions received during the year ended December 31, 2012.
(6)	Cash distributions received in excess of equity in earnings and amortization charges of investee in the above table is the excess cumulative distributions received to the cumulative earnings recorded in equity in earnings and amortization charges of investee, since our investment in IMTT, adjusted for the current periods equity in earnings and amortization charges of investee in the calculation from net income attributable to MIC LLC from continuing operations to EBITDA excluding non-cash items above. The cumulative allocation of the $188.1 million distributions received during the year ended December 31, 2012 was $87.0 million recorded in net cash provided by operating activities and $101.1 million recorded in net cash provided by investing activities, as a return of investment, on the consolidated statements of cash flows.
(7)	Adjustment to free cash flow for MIC Solar represents the net loss and the cash distribution received, if any, from this business for the year ended December 31, 2012. No cash distributions were received during the year ended December 31, 2012.

IMTT

We account for our 50% interest in IMTT under the equity method. To enable meaningful analysis of IMTT’s performance across periods, IMTT’s overall performance is discussed below, rather than IMTT’s contribution to our consolidated results.

	Year Ended December 31,			Change (From 2011 to 2012) Favorable/(Unfavorable)		Change (From 2010 to 2011) Favorable/(Unfavorable)
	2012	2011	2010
	$	$	$	$	%	$	%
	($ In Thousands) (Unaudited)
Revenue
Terminal revenue	449,927	417,422	372,205	32,505	7.8	45,217	12.1
Environmental response revenue	24,461	29,670	184,979	(5,209)	(17.6)	(155,309)	(84.0)
Total revenue	474,388	447,092	557,184	27,296	6.1	(110,092)	(19.8)
Costs and expenses
Terminal operating costs	191,791	188,222	168,713	(3,569)	(1.9)	(19,509)	(11.6)
Environmental response operating costs	21,767	23,013	115,937	1,246	5.4	92,924	80.2
Total operating costs	213,558	211,235	284,650	(2,323)	(1.1)	73,415	25.8
Terminal gross profit	258,136	229,200	203,492	28,936	12.6	25,708	12.6
Environmental response gross profit	2,694	6,657	69,042	(3,963)	(59.5)	(62,385)	(90.4)
Gross profit	260,830	235,857	272,534	24,973	10.6	(36,677)	(13.5)
General and administrative expenses	31,050	30,976	37,125	(74)	(0.2)	6,149	16.6
Depreciation and amortization	70,016	64,470	61,277	(5,546)	(8.6)	(3,193)	(5.2)
Operating income	159,764	140,411	174,132	19,353	13.8	(33,721)	(19.4)
Interest expense, net(1)	(35,244)	(52,257)	(50,335)	17,013	32.6	(1,922)	(3.8)
Other income	1,890	1,486	1,953	404	27.2	(467)	(23.9)
Provision for income taxes	(51,293)	(34,820)	(53,521)	(16,473)	(47.3)	18,701	34.9
Noncontrolling interest	(839)	137	(165)	(976)	NM	302	183.0
Net income	74,278	54,957	72,064	19,321	35.2	(17,107)	(23.7)
Reconciliation of net income to EBITDA excluding non-cash items:
Net income	74,278	54,957	72,064
Interest expense, net(1)	35,244	52,257	50,335
Provision for income taxes	51,293	34,820	53,521
Depreciation and amortization	70,016	64,470	61,277
Other non-cash expenses (income)	855	(114)	(361)
EBITDA excluding non-cash items	231,686	206,390	236,836	25,296	12.3	(30,446)	(12.9)
EBITDA excluding non-cash items	231,686	206,390	236,836
Interest expense, net(1)	(35,244)	(52,257)	(50,335)
Adjustments to derivative instruments recorded in interest expense(1)	(4,271)	16,655	15,653
Amortization of debt financing costs(1)	3,221	3,233	2,011
Provision for income taxes, net of changes in deferred taxes	(17,885)	(8,169)	(12,514)
Changes in working capital	13,636	(36,701)	4,536
Cash provided by operating activities	191,143	129,151	196,187
Changes in working capital	(13,636)	36,701	(4,536)
Maintenance capital expenditures	(58,375)	(57,257)	(44,995)
Free cash flow	119,132	108,595	146,656	10,537	9.7	(38,061)	(26.0)

NM — Not meaningful

(1)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.

IMTT — (continued)

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

Key Factors Affecting Operating Results:

•	terminal gross profit increased principally due to an increase in average tank rental rates, other services & fees and fuel cost savings; partially offset by
•	higher repairs and maintenance costs; and
•	a decrease in environmental response service gross profit, principally due to a lower level of spill response activity.

Revenue and Gross Profit

The increase in terminal revenue primarily reflects growth in storage revenue. Storage revenue grew due to an increase in average rental rates of 7.0% for 2012 as compared with 2011. Consistent with our expectations for 2012, MIC believes that full year average storage rates in 2013 will increase between 5% and 7%.

Capacity utilization was 94.1% for 2012 compared with 94.3% for 2011 due to the timing of tanks taken out of service for cleaning and inspection during 2012 as compared with 2011. Capacity utilization for 2013 could be lower than 2012 depending on the timing of tank cleanings yet to be completed.

The following table illustrates historical storage utilization rates and year-on-year average storage rate changes:

	Year Ended December 31,
	2006	2007	2008	2009	2010	2011	2012
Storage Utilization	95.7%	94.5%	94.3%	94.0%	93.6%	94.3%	94.1%
Year-on-Year Change in Storage Rates	7.1%	9.1%	14.8%	9.7%	7.2%	13.3%	7.0%

Terminal operating costs were higher for 2012 as compared with 2011 primarily due to higher repairs and maintenance as a result of Hurricane Isaac and Hurricane Sandy as well as increased tank repair, cleaning and conversion costs. The tank conversion costs were associated with the conversion of some tanks from residual oil to distillate service. This conversion will allow for increased revenue in 2013. These cost increases were partially offset by lower fuel costs, reflecting a lower cost of natural gas, and labor costs, primarily as a result of lower health insurance claims.

Gross profit from environmental response services decreased with a lower level of spill response activity during 2012 as compared with 2011.

Depreciation and Amortization

Depreciation and amortization expense increased for 2012 as compared with 2011 as IMTT placed capital assets in service, resulting in higher asset balances.

Interest Expense, Net

Interest expense, net, includes non-cash losses on derivative instruments of $14.7 million and $35.7 million in 2012 and 2011, respectively. Excluding the portion related to adjustments to derivative instruments, interest expense increased from 2011 to 2012 primarily due to the increase in outstanding debt balance for the period. Cash interest paid was $37.7 million and $31.5 million in 2012 and 2011, respectively.

Income Taxes

The business files a consolidated federal income tax return and state income tax returns in the states in which IMTT operates.

IMTT — (continued)

For 2012, IMTT recorded $40.8 million and $10.5 million in federal and state income tax expenses, respectively. The “Provision for income taxes, net of changes in deferred taxes” of $17.9 million for 2012 in the above table, includes $13.4 million and $4.5 million of current federal and state income taxes, respectively. The federal income tax expense exceeded the current taxes primarily due to the benefit of accelerated tax depreciation, which is discussed below.

For 2011, IMTT paid federal and state income taxes of $7.7 million and $4.7 million, respectively.

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

Labor costs and tank repair and cleaning costs were the largest cost increases during 2011. The majority of the increase in tank repair costs relates to repairs arising as a result of IMTT’s various tank inspection programs.

The increase in labor cost in 2011 as compared to 2010 was driven by wage increases and unusually high healthcare claims.

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

IMTT — (continued)

Depreciation and Amortization

Depreciation and amortization expense increased in 2011 as compared to 2010 as IMTT completed several major expansion projects, resulting in higher asset balances.

Interest Expense, Net

Interest expense, net, includes non-cash losses on derivative instruments of $35.7 million and $34.3 million in 2011 and 2010, respectively. Excluding the portion related to adjustments to derivative instruments, interest expense decreased from 2010 to 2011 due to lower debt balances. Cash interest paid was $31.5 million and $34.1 million in 2011 and 2010, respectively.

Income Taxes

For 2011, IMTT recorded $28.9 million and $5.9 million in federal and state income tax expense, respectively. These amounts included $5.8 million and $2.4 million of current federal and state income taxes, respectively. The actual federal and state income taxes paid were $7.7 million and $4.7 million, respectively. The difference between the amount recorded and the cash taxes paid reflects the acceleration of the pension contribution deduction to the tax return for 2010.

For 2010, IMTT paid federal and state income taxes of $2.9 million and $5.3 million, respectively.

Hawaii Gas

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

Contribution margin should not be considered an alternative to revenue, gross profit, operating income, or net income, determined in accordance with U.S. GAAP. A reconciliation of contribution margin to gross profit is presented in the below table. The business calculates contribution margin as revenue less direct costs of revenue other than production and transmission and distribution costs. Other companies may calculate contribution margin differently or may use different metrics and, therefore, the contribution margin presented for Hawaii Gas is not necessarily comparable with metrics of other companies.

Hawaii Gas — (continued)

	Year Ended December 31,			Change (From 2011 to 2012) Favorable/(Unfavorable)		Change (From 2010 to 2011) Favorable/(Unfavorable)
	2012	2011	2010
	$	$	$	$	%	$	%
	($ In Thousands) (Unaudited)
Contribution margin
Revenue – non-utility	116,099	112,020	96,855	4,079	3.6	15,165	15.7
Cost of revenue – non-utility	52,091	60,369	48,896	8,278	13.7	(11,473)	(23.5)
Contribution margin – non-utility	64,008	51,651	47,959	12,357	23.9	3,692	7.7
Revenue – utility	144,439	140,746	113,752	3,693	2.6	26,994	23.7
Cost of revenue – utility	105,723	102,213	76,891	(3,510)	(3.4)	(25,322)	(32.9)
Contribution margin – utility	38,716	38,533	36,861	183	0.5	1,672	4.5
Total contribution margin	102,724	90,184	84,820	12,540	13.9	5,364	6.3
Production	8,569	7,410	6,725	(1,159)	(15.6)	(685)	(10.2)
Transmission and distribution	21,716	19,776	19,269	(1,940)	(9.8)	(507)	(2.6)
Gross profit	72,439	62,998	58,826	9,441	15.0	4,172	7.1
Selling, general and administrative expenses	18,637	16,025	16,684	(2,612)	(16.3)	659	3.9
Depreciation and amortization	7,981	7,218	6,649	(763)	(10.6)	(569)	(8.6)
Operating income	45,821	39,755	35,493	6,066	15.3	4,262	12.0
Interest expense, net(1)	(10,860)	(9,138)	(16,505)	(1,722)	(18.8)	7,367	44.6
Other expense	(437)	(220)	(90)	(217)	(98.6)	(130)	(144.4)
Provision for income taxes	(13,904)	(12,225)	(7,400)	(1,679)	(13.7)	(4,825)	(65.2)
Net income(2)	20,620	18,172	11,498	2,448	13.5	6,674	58.0
Reconciliation of net income to EBITDA excluding non-cash items:
Net income(2)	20,620	18,172	11,498
Interest expense, net(1)	10,860	9,138	16,505
Provision for income taxes	13,904	12,225	7,400
Depreciation and amortization	7,981	7,218	6,649
Other non-cash expenses	2,940	2,279	2,384
EBITDA excluding non-cash items	56,305	49,032	44,436	7,273	14.8	4,596	10.3
EBITDA excluding non-cash items	56,305	49,032	44,436
Interest expense, net(1)	(10,860)	(9,138)	(16,505)
Interest rate swap breakage fees(1)	(8,701)	—	—
Adjustments to derivative instruments recorded in interest expense(1)	3,038	(225)	7,334
Amortization of debt financing costs(1)	858	478	478
Provision for income taxes, net of changes in deferred taxes	1,974	(3,136)	(4,333)
Changes in working capital	(6,712)	(9,350)	(2,079)
Cash provided by operating activities	35,902	27,661	29,331
Changes in working capital	6,712	9,350	2,079
Maintenance capital expenditures	(8,063)	(8,503)	(6,275)
Free cash flow	34,551	28,508	25,135	6,043	21.2	3,373	13.4

(1)	Interest expense, net, includes adjustments to derivative instruments, non-cash amortization of deferred financing fees and interest rate swap breakage fees.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Hawaii Gas — (continued)

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

Key Factors Affecting Operating Results:

•	an increase in non-utility contribution margin was driven by improvement in the volume of gas sold and margins achieved on sales generally; partially offset by
•	higher operating costs primarily due to an increase in medical and benefits costs, overtime, electricity costs and costs related to corporate rebranding.

Contribution Margin and Operating Income

The volume of gas sold in the non-utility business increased by 2.7% for 2012 compared to 2011. Volume growth was constrained by an unplanned shutdown of a commercial customer’s operation for six months during 2012. Non-utility contribution margin improved as the result of the volume increase, margin management and input cost reduction.

Utility contribution margin was slightly higher for 2012 as compared to 2011 driven by a 1.3% increase in the volume of gas sold, partially offset by higher transportation costs

In January of 2013, Tesoro announced that it will close its Hawaii refinery in April of 2013. Tesoro has issued termination notices to Hawaii Gas with respect to the supply of naphtha feedstock and LPG when the refinery closes. Tesoro has indicated an intent to convert the refinery to an import, storage and distribution terminal. If Tesoro is unsuccessful or does not receive the appropriate authorizations to convert the refinery to an import, storage and distribution terminal, Hawaii Gas may have to construct storage capacity and supporting infrastructure sufficient to ensure its supply of feedstock.

Hawaii Gas has activated contingency plans related to sourcing of feedstock and expects that, subject to HPUC approval, any increases in the costs of such feedstock will be passed through to customers via the fuel adjustment mechanism and is unlikely to have a significant impact to its contribution margin. Hawaii Gas also expects to secure additional supplies of LPG from a combination of imports and local production from Chevron in order to make up the loss of LPG previously produced by Tesoro.

Hawaii Gas is also moving forward with initiatives that will allow it to use LNG as a back-up fuel for the business’ SNG utility distribution system. On January 17, 2013, the Federal Energy Regulatory Commission (FERC) issued an order declining to assert jurisdiction over this activity, thus clearing the way for Hawaii Gas to bring containerized LNG to Hawaii from the U.S. mainland in conventional intermodal cryogenic containers, subject to satisfaction of state and local regulatory requirements. This initiative to bring LNG on a small scale is expected to begin in 2013.

Production, transmission and distribution and selling, general and administrative expenses are composed primarily of labor related expenses and professional fees. On a combined basis, these costs were higher for 2012 compared with 2011 reflecting higher operating costs primarily due to an increase in medical and benefits costs, overtime related to the timing of shipments of foreign sourced LPG and electricity costs. In addition, the increases for 2012 include costs related to corporate rebranding.

Interest Expense, Net

Interest expense, net, includes non-cash losses on derivative instruments of $7.9 million and $7.1 million in 2012 and 2011, respectively. During the quarter ended September 30, 2012, Hawaii Gas paid $8.7 million in interest rate swap breakage fees in relation to the refinance of the business’ long-term debt facilities. Excluding the portion related to adjustments to derivative instruments and interest rate swap breakage fees, interest expense decreased from 2011 to 2012 primarily due to the refinancing of debt in August of 2012 on more favorable terms. Excluding cash paid for interest rate swap breakage fees, cash interest paid was $5.6 million and $8.7 million in 2012 and 2011, respectively.

Hawaii Gas — (continued)

Income Taxes

Income from Hawaii Gas is included in our consolidated federal income tax return, and is subject to Hawaii state income taxes. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business. For the year ending December 31, 2012, the business expects to pay cash state income taxes of approximately $107,000. The “Provision for income taxes, net of changes in deferred taxes” of $2.0 million for 2012 in the above table, includes $2.1 million of federal income taxes receivable from MIC for 2012.

For 2011, the business paid current state income taxes of $1.1 million.

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

Utility contribution margin was higher in 2011 as compared to 2010 driven by a 1.5% increase in the volume of gas sold as the Hawaiian economy continues to recover, partially offset by increased cost of inter-island barging.

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

Interest Expense, Net

Interest expense, net, includes non-cash losses on derivative instruments of $7.1 million and $14.4 million in 2011 and 2010, respectively. Excluding the portion related to adjustments to derivative instruments, interest expense increased from 2010 to 2011 primarily due to the expiration of an interest rate basis swap agreement in March 2010 and a contractual increase in interest rate margin for Hawaii Gas’s primary debt facilities beginning June of 2011. Cash interest paid was $8.7 million and $8.6 million in 2011 and 2010, respectively.

Income Taxes

For 2011, the business expected to pay cash state income taxes of approximately $1.2 million. The “Provision for income taxes, net of changes in deferred taxes” of $3.1 million in the above table, includes $2.1 million of federal income taxes payable to MIC, which was offset by MIC’s NOLs. The actual current state income taxes for 2011 were $1.1 million.

For 2010, the business paid current state income taxes of $1.2 million.

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

The financial results discussed below reflect 100% of District Energy’s performance during the periods presented below.

	Year Ended December 31,			Change (From 2011 to 2012) Favorable/(Unfavorable)		Change (From 2010 to 2011) Favorable/(Unfavorable)
	2012	2011	2010
	$	$	$	$	%	$	%
	($ In Thousands) (Unaudited)
Cooling capacity revenue	22,311	21,784	21,162	527	2.4	622	2.9
Cooling consumption revenue	23,669	22,707	24,386	962	4.2	(1,679)	(6.9)
Other revenue	2,782	2,957	3,371	(175)	(5.9)	(414)	(12.3)
Finance lease revenue	4,536	4,992	7,843	(456)	(9.1)	(2,851)	(36.4)
Total revenue	53,298	52,440	56,762	858	1.6	(4,322)	(7.6)
Direct expenses – electricity	14,494	14,641	16,343	147	1.0	1,702	10.4
Direct expenses – other(1)	20,078	19,961	20,349	(117)	(0.6)	388	1.9
Direct expenses – total	34,572	34,602	36,692	30	0.1	2,090	5.7
Gross profit	18,726	17,838	20,070	888	5.0	(2,232)	(11.1)
Selling, general and administrative expenses	3,841	3,374	3,217	(467)	(13.8)	(157)	(4.9)
Amortization of intangibles	1,372	1,368	1,368	(4)	(0.3)	—	—
Operating income	13,513	13,096	15,485	417	3.2	(2,389)	(15.4)
Interest expense, net(2)	(7,712)	(13,208)	(20,671)	5,496	41.6	7,463	36.1
Other income	651	1,478	1,804	(827)	(56.0)	(326)	(18.1)
(Provision) benefit for income taxes	(2,322)	(212)	1,844	(2,110)	NM	(2,056)	(111.5)
Noncontrolling interest	(817)	(850)	(1,284)	33	3.9	434	33.8
Net income (loss)	3,313	304	(2,822)	3,009	NM	3,126	110.8
Reconciliation of net income (loss) to EBITDA excluding non-cash items:
Net income (loss)	3,313	304	(2,822)
Interest expense, net(2)	7,712	13,208	20,671
Provision (benefit) for income taxes	2,322	212	(1,844)
Depreciation(1)	6,727	6,639	6,555
Amortization of intangibles	1,372	1,368	1,368
Other non-cash expenses (income)	723	964	(1,082)
EBITDA excluding non-cash items	22,169	22,695	22,846	(526)	(2.3)	(151)	(0.7)
EBITDA excluding non-cash items	22,169	22,695	22,846
Interest expense, net(2)	(7,712)	(13,208)	(20,671)
Adjustments to derivative instruments recorded in interest expense(2)	(2,906)	2,587	10,136
Amortization of debt financing costs(2)	699	681	681
Equipment lease receivable, net	3,548	3,105	2,761
Provision/benefit for income taxes, net of changes in deferred taxes	(841)	(868)	—
Changes in working capital	893	520	(794)
Cash provided by operating activities	15,850	15,512	14,959
Changes in working capital	(893)	(520)	794
Maintenance capital expenditures	(891)	(659)	(1,207)
Free cash flow	14,066	14,333	14,546	(267)	(1.9)	(213)	(1.5)

NM — Not meaningful

(1)	Includes depreciation expense of $6.7 million, $6.6 million and $6.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.
(2)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.

District Energy — (continued)

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

Key Factors Affecting Operating Results:

•	an increase in consumption revenue, net of electricity costs, driven by warmer average temperatures; and
•	an increase in capacity revenue from new customers and annual inflation-linked increases in contract capacity rates.

Gross Profit

Gross profit increased primarily due to warmer average temperatures during 2012 compared with 2011 resulting in higher consumption revenue, net of electricity costs. Additionally, cooling capacity revenue increased from new customers and annual inflation-related increases in contract capacity rates in accordance with customer contract terms.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for 2012 compared with 2011 primarily due to higher legal fees.

Other Income

Other income decreased for 2012 compared with 2011 due to lower payments received under agreements to manage the business’ energy consumption during periods of peak demand on the Illinois electricity grid. Under the agreement, payment rates are established in advance by the Regional Transmission Operator and fluctuate according to the needs. As such, the decrease was not a result of operational performance at District Energy.

Interest Expense, Net

Interest expense, net, includes non-cash losses on derivative instruments of $4.2 million and $9.9 million in 2012 and 2011, respectively. Excluding the portion related to adjustments to derivative instruments, interest expense was flat from 2011 to 2012. Cash interest paid was $9.9 million and $10.0 million in 2012 and 2011, respectively.

Income Taxes

District Energy files a separate federal income tax return and a separate Illinois state income tax return. As of December 31, 2012, the business had $9.8 million in federal NOL carryforwards available to offset positive taxable income and $23.3 million in Illinois state NOL carryforwards, for which utilization is deferred until 2015. For 2012, the “Provision/benefit for income taxes, net of changes in deferred taxes” of $841,000 in the above table includes a federal Alternative Minimum Tax of approximately $133,000 and state income taxes of approximately $708,000. The business expects to have federal taxable income in 2013, which should be offset by NOL carryforwards.

For 2011, the business paid a federal Alternative Minimum Tax of $108,000 and current state income taxes of $491,000.

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

Key Factors Affecting Operating Results:

•	an increase in capacity revenue from new customers and annual inflation-linked increases in contract capacity rates; and
•	decreased other direct expenses due to lower real estate taxes.

District Energy — (continued)

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

Interest Expense, Net

Interest expense, net, includes non-cash losses on derivative instruments of $9.9 million and $17.2 million in 2011 and 2010, respectively. Excluding the portion related to adjustments to derivative instruments, interest expense was slightly higher in 2011 compared with 2010 due to the expiration of an interest rate basis swap agreement in March of 2010. Cash interest paid was $10.0 million and $9.8 million in 2011 and 2010, respectively.

Income Taxes

For 2011, District Energy expected to pay a federal Alternative Minimum Tax of approximately $112,000 and state income taxes of approximately $606,000, which are reflected in the “Provision/benefit for income taxes, net of changes in deferred taxes” in the table above. The actual tax payments for 2011 were $108,000 and $491,000 for federal Alternative Minimum Tax and state income taxes, respectively

In 2011, Illinois enacted the Taxpayer Accountability and Budget Stabilization Act, which increased the state corporate income tax rate to 7.0% from 4.8% through 2014 and suspended the use of state NOL carryforwards through 2014. For 2011, District Energy recorded $147,000 of deferred state income tax expense due to the increase in Illinois corporate income tax rates.

For 2010, District Energy did not pay federal or state income taxes due to its NOL carryforwards.

Atlantic Aviation

	Year Ended December 31,			Change (From 2011 to 2012) Favorable/(Unfavorable)		Change (From 2010 to 2011) Favorable/(Unfavorable)
	2012	2011	2010
	$	$	$	$	%	$	%
	($ In Thousands) (Unaudited)
Revenue
Fuel revenue	560,710	527,501	417,489	33,209	6.3	110,012	26.4
Non-fuel revenue	159,145	156,084	155,933	3,061	2.0	151	0.1
Total revenue	719,855	683,585	573,422	36,270	5.3	110,163	19.2
Cost of revenue
Cost of revenue-fuel	396,384	363,694	265,493	(32,690)	(9.0)	(98,201)	(37.0)
Cost of revenue-non-fuel	18,037	18,142	16,397	105	0.6	(1,745)	(10.6)
Total cost of revenue	414,421	381,836	281,890	(32,585)	(8.5)	(99,946)	(35.5)
Fuel gross profit	164,326	163,807	151,996	519	0.3	11,811	7.8
Non-fuel gross profit	141,108	137,942	139,536	3,166	2.3	(1,594)	(1.1)
Gross profit	305,434	301,749	291,532	3,685	1.2	10,217	3.5
Selling, general and administrative expenses	174,039	174,148	174,526	109	0.1	378	0.2
Depreciation and amortization	56,681	67,336	56,602	10,655	15.8	(10,734)	(19.0)
(Gain) loss on disposal of assets	(1,358)	1,522	17,869	2,880	189.2	16,347	91.5
Operating income	76,072	58,743	42,535	17,329	29.5	16,208	38.1
Interest expense, net(1)	(27,963)	(36,905)	(69,409)	8,942	24.2	32,504	46.8
Other income (expense)	969	(244)	(917)	1,213	NM	673	73.4
(Provision) benefit for income taxes	(21,340)	(11,952)	9,497	(9,388)	(78.5)	(21,449)	NM
Net income (loss)(2)	27,738	9,642	(18,294)	18,096	187.7	27,936	152.7
Reconciliation of net income (loss) to EBITDA excluding non-cash items:
Net income (loss)(2)	27,738	9,642	(18,294)
Interest expense, net(1)	27,963	36,905	69,409
Provision (benefit) for income taxes	21,340	11,952	(9,497)
Depreciation and amortization	56,681	67,336	56,602
(Gain) loss on disposal of assets	(1,979)	617	17,869
Other non-cash (income) expenses	(988)	228	1,388
EBITDA excluding non-cash items	130,755	126,680	117,477	4,075	3.2	9,203	7.8
EBITDA excluding non-cash items	130,755	126,680	117,477
Interest expense, net(1)	(27,963)	(36,905)	(69,409)
Interest rate swap breakage fees(1)	(595)	(2,327)	(5,528)
Adjustments to derivative instruments recorded in interest expense(1)	(17,264)	(18,280)	11,473
Amortization of debt financing costs(1)	2,675	2,927	2,984
Provision/benefit for income taxes, net of changes in deferred taxes	(2,646)	(1,481)	(1,486)
Changes in working capital	46	(15,307)	(1,476)
Cash provided by operating activities	85,008	55,307	54,035
Changes in working capital	(46)	15,307	1,476
Maintenance capital expenditures	(10,897)	(8,900)	(7,027)
Free cash flow	74,065	61,714	48,484	12,351	20.0	13,230	27.3

NM — Not meaningful

(1)	Interest expense, net, includes adjustments to derivative instruments, non-cash amortization of deferred financing fees and interest rate swap breakage fees.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Atlantic Aviation — (continued)

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

Key Factors Affecting Operating Results:

•	higher volume of general aviation (“GA”) fuel sold and higher weighted average GA fuel margins, and
•	lower cash interest expense driven by reduced debt levels; partially offset by
•	reduced de-icing revenue; and
•	lost earnings from divested locations.

Revenue and Gross Profit

The majority of the revenue and gross profit earned by Atlantic Aviation is generated through fueling GA aircraft at facilities located at the 62 U.S. airports at which Atlantic Aviation operates. Revenue is categorized according to who owns the fuel used to service these aircraft. If Atlantic Aviation owns the fuel, it records the cost to purchase that fuel as cost of revenue-fuel. The business’ corresponding fuel revenue is its cost to purchase that fuel plus a margin. The business generally pursues a strategy of maintaining, and where appropriate increasing, dollar-based margins. Generally, fluctuations in the cost of fuel are passed through to the customer.

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

Management believes discussing total fuel-related revenue and gross profit, including both fuel sales and into-plane arrangements (as recorded in the non-fuel revenue line) and related key metrics on an aggregate basis, provides a more meaningful analysis of Atlantic Aviation’s gross profit than a discussion of each item. For 2012 and 2011, the business derived 65.7% and 66.1%, respectively, of total gross profit from fuel and fuel-related services.

The increase in gross profit in 2012 compared with 2011 was the result of an increase in volume of fuel sold and higher margins. GA fuel-related gross profit increased by 1.4%. De-icing gross profit declined by 55.2%, due to the unseasonably mild winter in the northeastern and central U.S. in 2012 and the sale of FBOs during 2011.

On a same store basis, total gross profit increased by 2.6% in 2012 compared with 2011. On a same store basis, the volume of GA fuel sold increased by 2.7% in 2012 and GA average fuel margin increased by 1.2% in 2012. The increase in GA fuel-related gross profit was partially offset by a decrease in de-icing revenue and non-GA-related gross profit.

Atlantic Aviation continues to seek lease extensions prior to maturity and to increase the portfolio’s weighted average lease life, which was extended from 17.8 years at December 31, 2011 to 19.0 years at December 31, 2012.

Depreciation and Amortization

Depreciation and amortization for 2012 were lower compared with 2011 due to the consolidation of two FBOs it operated at one airport. Atlantic Aviation vacated a portion of its leased premises and recorded non-cash write-offs of $2.9 million primarily associated with leasehold improvements during the quarter ended September 30, 2011. In addition, depreciation and amortization for 2011 included non-cash impairment charge of $8.7 million recorded during the quarter ended June 30, 2011. The impairment charge resulted from adverse conditions specific to three small locations.

Atlantic Aviation — (continued)

Gain (Loss) on Disposal of Assets

Atlantic Aviation concluded that two of its sites did not have sufficient scale or serve a market with sufficiently strong growth prospects to warrant continued operations at these sites and divested these two FBOs in 2012. Accordingly, Atlantic Aviation recorded gains on disposal of $1.4 million during 2012. Atlantic Aviation recorded a loss on disposal of assets of $1.5 million during 2011. Proceeds from 2011 sales were redeployed into the acquisition of two FBOs in Oregon during in third quarter of 2011.

Interest Expense, Net

Interest expense, net, includes non-cash losses on derivative instruments of $9.4 million and $18.1 million in 2012 and 2011, respectively. In connection with the debt repayments, Atlantic Aviation incurred interest rate swap breakage fees. Cash paid for interest rate swap breakage fees was $595,000 and $2.3 million in 2012 and 2011, respectively. Excluding the portion related to adjustments to derivative instruments and interest rate swap breakage fees, interest expense decreased from 2011 to 2012 primarily due to lower principal balances on the term loan debt. Excluding cash paid for interest rate swap breakage fees, cash interest paid was $42.7 million and $52.0 million in 2012 and 2011, respectively.

Income Taxes

Income generated by Atlantic Aviation is included in our consolidated federal income tax return. The business files state income tax returns in more than 30 states in which it operates. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business.

The business had $36.2 million of state NOL carryforwards at December 31, 2012. State NOL carryforwards are specific to the state in which the NOL was generated and various states impose limitations on the utilization of NOL carryforwards. Therefore, the business may incur state income tax liabilities in the future, even if its consolidated state taxable income is less than $36.2 million.

Atlantic Aviation expects to generate current year federal taxable income on a stand-alone basis that will be offset by a portion of its stand-alone federal NOLs. At December 31, 2012, Atlantic Aviation had $28.6 million in federal NOLs. For 2012, the business expects to pay a federal Alternative Minimum Tax of approximately $385,000 to MIC under the federal tax sharing agreement and pay state income taxes of approximately $2.3 million, which are reflected in the “Provision for income taxes, net of changes in deferred taxes” in the table above.

For 2011, the business incurred a federal Alternative Minimum Tax of $286,000 payable to MIC and paid state income taxes of $1.7 million during 2011.

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

Key Factors Affecting Operating Results:

•	higher general aviation (“GA”) volume of fuel sold and marginally higher weighted average GA fuel margins; and
•	lower cash interest expense driven by reduced debt levels; partially offset by
•	lost earnings from divested locations; and
•	flat selling, general and administrative expenses.

Revenue and Gross Profit

In 2011, the business derived 66.1% of total gross profit from fuel and fuel-related services compared with 65.1% in 2010.

The increase in gross profit for the year ended December 31, 2011 resulted from an increase in volume of fuel sold and slightly higher margins, due primarily to more efficient fuel procurement. The business also benefited from the contributions from the opening of its Oklahoma City FBO in June of 2011 and the acquisition of two Oregon FBOs in September of 2011. The increase was partially offset by the divestiture of four FBOs in 2011.

Atlantic Aviation — (continued)

On a same store basis, gross profit increased by 5.2% for 2011. On the same store basis, the volume of GA fuel sold increased by 5.5% and GA average fuel margin increased by 2.5%. Non-fuel and non-GA gross profit increased by 2.2%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2011 were flat compared with 2010. Higher weather-related expenses in the first quarter of 2011, and higher motor fuel cost and credit card fees throughout 2011 were offset by lower rent expense resulting from the sale of FBOs and lower insurance premiums. The reduction in insurance premiums was a result of Atlantic Aviation’s safety program and safety record.

Depreciation and Amortization

Depreciation and amortization increased from 2010 to 2011 primarily due to non-cash write-offs of $2.9 million recorded during the quarter ended September 30, 2011 associated with leasehold improvements. This write-off was due to the consolidation of two FBOs it operated at one airport. In addition, depreciation and amortization for 2011 includes non-cash asset impairment charges of $8.7 million recorded during the quarter ended June 30, 2011. The impairment charges resulted from adverse trading conditions specific to three small locations. There were no impairment charges in 2010.

Loss on Disposal of Assets

During 2011 and 2010, Atlantic Aviation concluded that several of its sites did not have sufficient scale or serve a market with sufficiently strong growth prospects to warrant continued operations at these sites. Atlantic Aviation sold certain FBOs and reinvested the proceeds in the acquisition of two FBOs in Oregon during the third quarter of 2011. Accordingly, Atlantic Aviation recorded $1.5 million and $17.9 million losses on disposal of assets in 2011 and 2010, respectively.

Interest Expense, Net

Interest expense, net, includes non-cash losses on derivative instruments of $18.1 million and $49.6 million in 2011 and 2010, respectively. In connection with the debt repayments, Atlantic Aviation incurred interest rate swap breakage fees. Cash paid for interest rate swap breakage fees was $2.3 million and $5.5 million for 2011 and 2010, respectively. Excluding the portion related to adjustments to derivative instruments and interest rate swap breakage fees, interest expense decreased from 2010 to 2011 primarily due to lower principal balance of the term loan debt, partially offset by the expiration of an interest rate basis swap agreement in March of 2010. Excluding cash paid for interest rate swap breakage fees, cash interest paid was $52.0 million and $54.7 million for 2011 and 2010, respectively.

Income Taxes

For 2011, the business expected to pay a federal Alternative Minimum Tax of $300,000 to MIC, under the federal tax sharing agreement, and pay state income taxes of approximately $1.7 million, which is reflected in the “Provision for income taxes, net of changes in deferred taxes” in the table above. For 2011, the business incurred a federal Alternative Minimum Tax of $286,000 payable to MIC and paid state income taxes of $1.7 million during 2011.

The actual 2010 state income taxes paid were $1.2 million. The business did not incur a federal Alternative Minimum Tax for 2010.

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

Liquidity and Capital Resources: Consolidated — (continued)

We believe that our operating businesses will have sufficient liquidity and capital resources to meet future requirements, including servicing long-term debt obligations and making distributions to MIC. We base our assessment of the sufficiency the liquidity and capital resources on the assumptions that:

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

Historically we have capitalized our businesses in large part using project-finance style debt. Project-finance style debt is generally limited-recourse, floating rate, non-amortizing bank debt with a medium term maturity of between five and seven years. Typically, we have sought to ensure that the debt at each business was non-recourse to MIC and that there was no cross-collateralization or cross-guarantees of any debt between our businesses.

More recently, given the availability of debt generally, we have also used slightly longer dated private placement debt as a component of the capital structure of our businesses. For example, in August of 2012, we included $100.0 million of 10-year non-amortizing senior secured notes in the capital structure of Hawaii Gas in connection with the refinancing of its long-term debt.

We may in the future consider other forms of capital, including bank, bond or hybrid debt instruments as a means of financing our businesses.

We are currently repaying the principal balance on the long-term debt of our businesses in the following two circumstances:

•	Atlantic Aviation — we are applying excess cash flow generated to repay the principal balance on its term loan facility regardless of leverage ratio as calculated under the facility; and
•	District Energy — we are applying excess cash flow generated to repay the principal balance on its capital expenditure facility and, if fully repaid, its term loan facility.

At present, we have no debt at the MIC holding company level. Rather, we had $141.4 million in cash and cash equivalents at December 31, 2012. A portion of our cash may be used to accelerate the repayment of debt principal at Atlantic Aviation and the achievement of target leverage levels. The repayment is expected to facilitate the refinancing of the business’ long term debt and the elimination of the cash sweep noted above. The deployment of capital in this manner, if successful, is expected to increase our distributable free cash flow and may result in an increase in our quarterly cash dividend.

We may in the future consider the use of holding company level debt in circumstances where the cost of capitalizing our businesses, collectively, or the terms and covenants available could be improved as a result. Our use of debt instruments at the holding company level or otherwise depends on multiple factors including but not limited to: the condition of the debt capital markets; the operating performance of our businesses and investments; the near and long term capital needs of the business; our ability to stagger debt maturities across our portfolio; and, where applicable, our express or implied debt ratings.

Liquidity and Capital Resources: Consolidated — (continued)

Our financing strategy is to ensure liquidity and access to capital markets, to manage our net exposure to floating interest rate volatility, and to maintain a balanced spectrum of debt maturities. Within these parameters, we seek to optimize our borrowing costs and the terms and covenants of our debt facilities.

Business/Investment	Debt Facility	Maturity	Type of Ratio(1)	Required Ratio(2)	Actual Ratio at December 31, 2012	Percentage of Headroom Available at December 31, 2012
IMTT(3)	Revolver	June 2014	Leverage	< 4.75x	3.69x	29%
			Interest Coverage	> 3.00x	6.13x	104%
Hawaii Gas(4)	Holding Company – Term Loan	August 2017	Backward Interest Coverage	> 3.00x	8.08x	169%
			Leverage	< 67.50%	62.10%	9%
	Operating Company – Senior Notes	August 2022	Backward Interest Coverage	> 3.00x	14.43x	381%
			Leverage	< 65.00%	31.97%	103%
District Energy(4)	Term Loan	September 2014	Leverage	> 6.00%	9.24%	54%
			Interest Coverage	> 1.50x	2.31x	54%
Atlantic Aviation(4)	Term Loan	October 2014	Leverage	< 6.75x	5.55x	22%
			Debt Service Coverage	> 1.20x	2.47x	106%
Tucson Project(4)	Term Loan	September 2032	Debt Service Coverage	> 1.20x	NM	NM

NM — Not meaningful.

(1)	Ratio as per the debt agreement.
(2)	Maximum leverage permitted, or minimum coverage required as per debt agreement.
(3)	IMTT’s ratio and terms on its revolving credit facility is at December 31, 2012. In February of 2013, IMTT refinanced its revolving credit facility. For a description and material terms of IMTT's debt facilities at December 31, 2012 and the facilities that were refinanced in February of 2013, see “Management's Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources — IMTT” in Part II, Item 7.
(4)	For a description and material terms of our consolidated businesses' debt facilities, see Note 10, “Long-Term Debt”, in our consolidated financial statements “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K.

Liquidity and Capital Resources: Consolidated — (continued)

The section below discusses the sources and uses of cash on a consolidated basis and for each of our businesses and investments. All intercompany activities such as corporate allocations, capital contributions to our businesses and distributions from our businesses have been excluded from the tables as these transactions are eliminated in consolidation.

COMMITMENTS AND CONTINGENCIES

The following table summarizes our future obligations, by period due, as of December 31, 2012, under our various contractual obligations and commitments. We had no off-balance sheet arrangement at that date or currently. The following information does not include IMTT, which is not consolidated.

	Payments Due by Period
	Total	Less than One Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	($ In Thousands)
Long-term debt(1)	$1,159,164	$106,580	$792,964	$87,085	$172,535
Interest obligations	137,383	33,546	37,164	19,764	46,909
Capital lease obligations(2)	3,706	1,574	2,132	—	—
Notes payable	264	93	171	—	—
Operating lease obligations(3)	452,934	34,098	63,128	53,500	302,208
Time charter obligations(4)	571	571	—	—	—
Pension benefit obligations	26,932	2,333	5,087	5,375	14,137
Post-retirement benefit obligations	2,526	275	526	468	1,257
Purchase commitments(5)	26,138	16,764	9,374	—	—
Other	383	383	—	—	—
Total contractual cash obligations(6)	$1,810,001	$196,217	$910,546	$166,192	$537,046

(1)	The long-term debt represents the consolidated principal obligations to various lenders. The primary debt facilities are subject to certain covenants, the violation of which could result in acceleration of the maturity dates.
(2)	Capital lease obligations are for the lease of certain transportation equipment. Such equipment could be subject to repossession upon violation of the terms of the lease agreements.
(3)	This represents the minimum annual rentals required to be paid under non-cancellable operating leases with terms in excess of one year.
(4)	Hawaii Gas has a time charter arrangement for the use of two barges for transporting LPG between Oahu and its neighbor islands.
(5)	Represents purchase commitments for LPG at Hawaii Gas.
(6)	The above table does not reflect certain long-term obligations, such as deferred taxes, for which we are unable to estimate the period in which the obligation will be incurred.

In addition to these commitments and contingencies, we typically incur capital expenditures on a regular basis to:

•	maintain our existing revenue-producing assets in good working order (“maintenance capital expenditures”); and
•	expand our existing revenue-producing assets or acquire new ones (“growth capital expenditures”).

See “Investing Activities” below for further discussion of capital expenditures.

We also have other contingencies, including pending or threatened legal and administrative proceedings that are not reflected above as amounts at this time are not ascertainable. See “Legal Proceedings” in Part I, Item 3.

Liquidity and Capital Resources: Consolidated — (continued)

Our sources of cash to meet these obligations are as follows:

•	cash generated from our operations (see “Operating Activities” below);
•	sale of all or part of any of our businesses (see “Investing Activities” below);
•	refinancing our current credit facilities on or before maturity (see “Financing Activities” below); and
•	cash available from our undrawn credit facilities (see “Financing Activities” below).

Analysis of Consolidated Historical Cash Flows from Continuing Operations

	Year Ended December 31,			Change (From 2011 to 2012) Favorable/(Unfavorable)		Change (From 2010 to 2011) Favorable/(Unfavorable)
	2012	2011	2010
($ In Thousands)	$	$	$	$	%	$	%
Cash provided by operating activities	217,911	91,042	98,555	126,869	139.4	(7,513)	(7.6)
Cash provided by (used in) investing activities	2,477	(39,682)	(24,774)	42,159	106.2	(14,908)	(60.2)
Cash used in financing activities	(101,798)	(53,137)	(76,528)	(48,661)	(91.6)	23,391	30.6

Operating Activities

Consolidated cash provided by operating activities comprises primarily the cash from operations of the businesses we own, as described in each of the business discussions below. The cash flow from our consolidated business’ operations is partially offset by expenses paid by the holding company, including base management and performance fees to the extent paid in cash, professional fees, cost associated with being a public company.

The increase in consolidated cash provided by operating activities for 2012 compared with 2011 was primarily due to:

•	cash distributions received in 2012 from IMTT classified as cash from operating activities compared with no distributions received during 2011;
•	improved operating performance, timing of fuel purchases and lower cash interest paid on reduced debt levels and interest rate swap break fees at Atlantic Aviation; and
•	improved operating performance in the non-utility business at Hawaii Gas; partially offset by
•	interest rate swap breakage fees of $8.7 million paid at Hawaii Gas in relation to the refinance of the business’ long-term debt facilities; and
•	increase in litigation costs primarily from the IMTT arbitration and related matters incurred at the holding company level and professional fees incurred in the acquisition of MIC Solar.

The decrease in consolidated cash provided by operating activities from 2010 to 2011 was due primarily to:

•	absence of distribution from IMTT in 2011; and
•	higher working capital requirements due to increased energy costs at Atlantic Aviation and Hawaii Gas; partially offset by
•	improved operating performance and lower cash interest paid on the reduced term loan balance for Atlantic Aviation;
•	improved operating performance at Hawaii Gas; and
•	$4.7 million of base management fees paid in cash during 2010 compared to the reinvestment of the 2011 base management fees by our Manager in LLC interests.

Liquidity and Capital Resources: Consolidated — (continued)

Distributions from IMTT are reflected in our consolidated cash provided by operating activities only up to our cumulative 50% share of IMTT’s earnings recorded since our investment in IMTT. Cumulative distributions in excess of this are reflected in our consolidated cash from investing activities as a return of investment in unconsolidated business. For 2012, $87.0 million in distributions were included in cash from operating activities compared with no distributions received from IMTT during 2011. For 2010, $15.0 million in distributions were included in cash from operating activities.

We believe our operating activities overall provide a source of sustainable and stable cash flows over the long-term with the opportunity for future growth due to:

•	consistent customer demand driven by the basic nature of the services provided;
•	our strong competitive position due to factors including:
•	high initial development and construction costs;
•	difficulty in obtaining suitable land near many of our operations (for example, airports, waterfront near ports);
•	long-term concessions/contracts;
•	required government approvals, which may be difficult or time-consuming to obtain;
•	lack of cost-efficient alternatives to the services we provide in the foreseeable future; and
•	product/service pricing that we expect to generally keep pace with cost changes due to factors including:
•	consistent demand;
•	limited alternatives;
•	contractual terms; and
•	regulatory rate setting.

Investing Activities

The consolidated cash provided by investing activities for 2012 compared with cash used in investing activities for 2011 was primarily due to:

•	cash distributions of $101.1 million received in 2012 from IMTT classified as a return of investment in unconsolidated business compared with no distributions received during 2011; and
•	cash used for the acquisition of two Oregon FBOs at Atlantic Aviation during 2011; partially offset by
•	cash used in the investment in MIC Solar, which was funded by contribution from noncontrolling interest and MIC;
•	larger proceeds received in 2011 for the sale of FBOs at Atlantic Aviation compared to 2012; and
•	increase in capital expenditures, primarily at Atlantic Aviation and Hawaii Gas.

The increase in consolidated cash used in investing activities from 2010 to 2011 was primarily due to:

•	acquisition of two Oregon FBOs at Atlantic Aviation during the third quarter of 2011;
•	an increase in capital expenditures at Hawaii Gas; and
•	an increase in capital expenditures at Atlantic Aviation due to construction costs of a new FBO at Oklahoma City and FBO facility upgrades at a number of locations; partially offset by
•	cash proceeds received in 2011 for the sale of FBOs at Atlantic Aviation; and
•	a decrease in investment in capital leased asset at District Energy.

Liquidity and Capital Resources: Consolidated — (continued)

The primary driver of cash provided by (used in) investing activities in our consolidated cash flows has been acquisitions of businesses in new and existing segments, and the sale of the noncontrolling stake in District Energy and the sale of certain FBOs at Atlantic Aviation. The other main driver is capital expenditures. Maintenance capital expenditures are generally funded by cash from operating activities and growth capital expenditures are generally funded by drawing on our available credit facilities or with equity capital. We may fund maintenance capital expenditures from credit facilities or equity capital and growth capital expenditures from operating activities from time to time. Acquisitions of businesses are generally funded on a long-term basis through raising additional equity capital and/or project-financing style credit facilities.

In December of 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (the “2010 Tax Act”) was signed. The 2010 Tax Act provides for 100% bonus depreciation for certain fixed assets placed in service after September 8, 2010 and before January 1, 2012, and 50% bonus depreciation for certain fixed assets placed in service during 2012 for federal income tax purposes. Generally, states do not allow this bonus depreciation deduction in determining state taxable income. Importantly, Illinois and Louisiana, two states in which we have significant operations, do permit the use of bonus depreciation in calculating state taxable income. We took into consideration the benefits of these accelerated depreciation provisions of the 2010 Tax Act when evaluating its maintenance and growth capital expenditure plans for 2012 and 2011.

In January of 2013, the American Taxpayer Relief Act of 2012 (the “2012 Tax Act”) was signed. The 2012 Act extends the period over which the 50% bonus depreciation provided for in the Tax Relief, Unemployment Insurance Reauthorization Act of 2010 applies to include 2013. We will take the bonus depreciation provision into consideration when evaluating its maintenance and growth capital expenditure plans for 2013.

Financing Activities

The increase in consolidated cash used in financing activities for 2012 compared with 2011 was primarily due to:

•	increased dividends paid to our shareholders during 2012;
•	higher debt repayments at Atlantic Aviation during 2012;
•	mandatory debt repayments commencing the fourth quarter of 2012 at District Energy;
•	decreased in proceeds from the drawdown of long-term debt and borrowings on line of credit facilities at Atlantic Aviation during 2012; and
•	debt financing costs paid, primarily for the refinancing of Hawaii Gas’ debt facilities in 2012; partially offset by
•	contribution from noncontrolling interest for MIC Solar.

The decrease in consolidated cash used in financing activities from 2010 to 2011 was primarily due to:

•	lower net debt repayments at Atlantic Aviation and no debt repayments at Hawaii Gas during 2011; and
•	proceeds from long-term debt in 2011 at Hawaii Gas and Atlantic Aviation and borrowings on line of credit facilities at Atlantic Aviation; partially offset by
•	dividends paid to our shareholders during 2011; and
•	an increase in distributions paid to noncontrolling interest in District Energy.

The primary drivers of cash provided by (used in) financing activities are payment of dividends to our shareholders, equity offerings, debt financing of acquisitions and capital expenditures, the subsequent refinancing of our businesses and the repayment of the outstanding principal balance on maturing debt and principal payments on capital leases.

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

	Year Ended December 31,			Change (From 2011 to 2012) Favorable/(Unfavorable)		Change (From 2010 to 2011) Favorable/(Unfavorable)
	2012	2011	2010
($ In Thousands)	$	$	$	$	%	$	%
Cash provided by operating activities	191,143	129,151	196,187	61,992	48.0	(67,036)	(34.2)
Cash used in investing activities	(156,041)	(66,133)	(168,084)	(89,908)	(136.0)	101,951	60.7
Cash used in financing activities	(85,776)	(15,781)	(20,249)	(69,995)	NM	4,468	22.1

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

Cash provided by operating activities increased from 2011 to 2012 primarily as a result of improved operating results and lower working capital requirements as a result of the timing of payments of various accrued expenses.

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

Investing Activities

Cash used in investing activities primarily relates to capital expenditures.

The increase in cash used in investing activities was primarily due to the release of a tax-exempt bond escrow during 2011 and higher capital expenditures during 2012. Total capital expenditures increased from $130.2 million in 2011 to $165.5 million in 2012.

The decrease in cash used in investing activities from 2010 to 2011 was due primarily to the release of the tax-exempt bond escrow in 2011, partially offset by higher capital expenditures in 2011 as compared with 2010. Total capital expenditures increased from $110.8 million in 2010 to $130.2 million in 2011.

The 2010 Tax Act provides for 100% tax depreciation for certain fixed assets placed in service after September 8, 2010 and before January 1, 2012, and 50% tax depreciation for certain fixed assets placed in service during 2012 for federal income tax purposes. The 2012 Tax Act extended the qualifying period for 50% tax depreciation to include 2013. Generally, states do not allow this tax depreciation deduction in determining state taxable income. Importantly, Louisiana, in which IMTT has significant operations, does permit the use of federal tax depreciation in calculating state taxable income.

IMTT — (continued)

Maintenance and Environmental Capital Expenditure

IMTT incurs maintenance capital expenditures to prolong the useful lives of existing revenue-producing assets and environmental capital expenditures to comply with regulatory requirements. Maintenance and environmental capital expenditures include the refurbishment of storage tanks, piping, dock facilities and environmental capital expenditures, principally in relation to improvements in containment measures and remediation.

During the years ended December 31, 2012, 2011 and 2010 IMTT incurred $58.4 million, $57.3 million and $45.0 million, respectively, on maintenance and environmental capital expenditures, including (i) $53.6 million, $45.9 million and $37.5 million, respectively, principally in relation to refurbishments of tanks, docks and other infrastructure and (ii) $4.8 million, $11.4 million and $7.5 million, respectively, on environmental capital expenditures.

For the full-year 2013, MIC believes IMTT will spend approximately $60.0 million on maintenance capital expenditures. IMTT anticipates that maintenance capital expenditures will remain at elevated levels through 2014 due to required tank cleaning, inspections and regulatory compliance.

Growth Capital Expenditure

During 2012, IMTT incurred growth capital expenditures of $107.1 million. This compares to growth capital expenditures incurred of $72.9 million and $65.8 million for 2011 and 2010, respectively.

Since January 1, 2012, IMTT has brought into service projects which are estimated to have a total cost of $124.0 million. These projects are expected to generate $22.7 million of annualized gross profit and EBITDA as outlined in the table below. Notwithstanding that these assets have been placed in service, as at December 31, 2012, an additional $16.8 million is anticipated to be spent on these projects.

	Anticipated Incremental Gross Profit/EBITDA	Anticipated Cumulative Gross Profit/EBITDA
2012	$3.8 million	$3.8 million
2013	18.9 million	22.7 million

At December 31, 2012, IMTT had growth projects with an estimated total cost of $94.8 million underway, including $17.1 million of support infrastructure projects. The projects are expected to generate an additional $17.4 million of annualized gross profit and EBITDA as outlined in the table below. To date, $11.8 million has been spent on these projects.

	Anticipated Incremental Gross Profit/EBITDA	Anticipated Cumulative Gross Profit/EBITDA
2013	$4.0 million	$4.0 million
2014	13.4 million	17.4 million

Support infrastructure is growth capital expenditure that does not directly generate incremental gross profit or EBITDA as it has no contractual revenue stream associated with it. However, it does facilitate the ongoing growth of IMTT. Examples of such projects include new docks and berths, new truck racks and other inter-modal transport facilities and new or improved pumps and piping.

Financing Activities

Cash used in financing activities increased from 2011 to 2012 primarily due to higher distributions to shareholders, partially offset by higher borrowings on the revolving credit facility during 2012.

Cash flows used in financing activities decreased from 2010 to 2011 due primarily to a distribution of $5.0 million to each shareholder on January 4, 2010 and $10.0 million to each shareholder on August 9, 2010, as compared with no distributions paid during 2011 and debt issuance costs in 2010 that did not recur. These were partially offset by a decrease in net borrowings on debt facilities.

IMTT — (continued)

At December 31 2012, the outstanding balance on IMTT’s total debt facilities was $930.6 million. This consisted of $336.3 million in letter of credit backed tax-exempt bonds, $183.7 million in bank owned tax- exempt bonds, $384.5 million in revolving credit facilities and $26.1 million in shareholder loans. The weighted average interest rate of the outstanding debt facilities, including any interest rate swaps and fees associated with outstanding letters of credit was 4.02%. Cash interest paid was $37.7 million, $31.5 million and $34.1 million for 2012, 2011 and 2010, respectively.

At December 31, 2012, the undrawn balance on the $1,025 million revolving credit facility was $296.7 million.

The following tables summarize the key terms of IMTT’s senior debt facilities as of December 31, 2012.

Revolving Credit Facility

On June 7, 2007, IMTT entered into a Revolving Credit Agreement establishing a $600.0 million U.S. dollar denominated revolving credit facility and a $25.0 million equivalent Canadian dollar revolving credit facility.

In 2010, IMTT amended its revolving credit facility. The amendment increased the size of the facility from $625.0 million to $1.1 billion. The maturity of $1,025.0 million was extended to June 7, 2014, and the remaining $75.0 million matured on June 7, 2012. The facility is guaranteed by IMTT’s key operating subsidiaries.

IMTT — (continued)

The revolving credit facilities have been used primarily to fund IMTT’s growth capital expenditures in the U.S. and Canada. The terms of IMTT’s U.S. dollar and Canadian dollar denominated revolving credit facilities at December 31, 2012 are summarized in the table below.

	USD Revolving Credit Facility – Extended	CAD Revolving Credit Facility – Extended
Total Committed Amount	$995.0 million	$30.0 million
Maturity	June 7, 2014	June 7, 2014
Amortization	Revolving, payable at maturity	Revolving, payable at maturity
Interest Rate	Floating at LIBOR plus a margin based on the ratio of Debt to adjusted EBITDA of IMTT and its affiliates as follows:	Floating at Bankers' Acceptances (BA) Rate plus a margin based on the ratio of Debt to adjusted EBITDA of IMTT and its affiliates, as follows:
	< 2.0x L+1.50%	< 2.0x BA+1.50%
	< 2.5x L+1.75%	< 2.5x BA+1.75%
	< 3.0x L+2.00%	< 3.0x BA+2.00%
	< 3.75x L+2.25%	< 3.75x BA+2.25%
	< 4.0x L+2.50%	< 4.0x BA+2.50%
	> = 4.0x L+2.75%	> = 4.0x BA+2.75%
Commitment Fees	A percentage of undrawn committed amounts based on the ratio of Debt to adjusted EBITDA of IMTT and its affiliates, as follows:	A percentage of undrawn committed amounts based on the ratio of Debt to adjusted EBITDA of IMTT and its affiliates, as follows:
	< 2.0x 0.250%	< 2.0x 0.250%
	< 2.5x 0.250%	< 2.5x 0.250%
	< 3.0x 0.250%	< 3.0x 0.250%
	< 3.75x 0.375%	< 3.75x 0.375%
	< 4.0x 0.375%	< 4.0x 0.375%
	> = 4.0x 0.500%	> = 4.0x 0.500%
Restrictions on Payments of Dividends	None, provided no default as a result of payment	None, provided no default as a result of payment

The Revolving Credit Facility is unsecured except for a pledge of 65% of shares in IMTT’s two Canadian affiliates.

On February 15 2013, IMTT refinanced its revolving credit facility. The refinancing increased the size of the facility from $1,025 million to $1,040 million. The maturity has been extended to February of 2018. The covenant limiting the Debt to EBITDA ratio was increased to 5.00x and the interest rate margins were reduced between 0.25% and 0.50%. A restriction on the payments of distributions was added that mirrors the dividend policy of the amended Shareholders’ Agreement.

IMTT — (continued)

The terms of IMTT’s U.S. dollar and Canadian dollar denominated revolving credit facilities following the refinancing are summarized in the table below.

	USD Revolving Credit Facility – Extended	CAD Revolving Credit Facility – Extended
Total Committed Amount	$990.0 million	$50.0 million
Maturity	February 15, 2018	February 15, 2018
Amortization	Revolving, payable at maturity	Revolving, payable at maturity

Interest Rate	Floating at LIBOR plus a margin based on the ratio of Debt to adjusted EBITDA of IMTT and its affiliates as follows:	Floating at Bankers' Acceptances (BA) Rate plus a margin based on the ratio of Debt to adjusted EBITDA of IMTT and its affiliates, as follows:
	< 2.0x L+1.25%	< 2.0x L+1.25%
	< 2.5x L+1.50%	< 2.5x L+1.50%
	< 3.0x L+1.75%	< 3.0x L+1.75%
	< 4.0x L+2.00%	< 4.0x L+2.00%
	> = 4.0x L+2.25%	> = 4.0x L+2.25%
Commitment Fees	A percentage of undrawn committed amounts based on the ratio of Debt to adjusted EBITDA of IMTT and its affiliates, as follows:	A percentage of undrawn committed amounts based on the ratio of Debt to adjusted EBITDA of IMTT and its affiliates, as follows:
	< 2.0x 0.250%	< 2.0x 0.250%
	< 2.5x 0.250%	< 2.5x 0.250%
	< 3.0x 0.250%	< 3.0x 0.250%
	< 4.0x 0.375%	< 4.0x 0.375%
	> = 4.0x 0.375%	> = 4.0x 0.375%
Restrictions on Payments of Dividends	Following the payment of dividends, IMTT shall retain cash, cash equivalents, and/or committed and unutilized credit facilities in the amount of $185.0 million as of the end of the applicable fiscal quarter
– Leverage ratio does not exceed 4.25x as of the end of the most recent fiscal quarter	Following the payment of dividends, IMTT shall retain cash, cash equivalents, and/or committed and unutilized credit facilities in the amount of $185.0 million as of the end of the applicable fiscal quarter
– Leverage ratio does not exceed 4.25x as of the end of the most recent fiscal quarter

Following the refinancing, IMTT’s Revolving Credit Facility includes a covenant limiting the Debt to EBITDA ratio to a maximum of 5.00x (compared to 4.75x under the previous facility). At December 31, 2012, IMTT’s Debt to EBITDA ratio was 3.69x. IMTT’s Revolving Credit Facility is also limited by a minimum Interest Coverage Ratio of 3.00x (unchanged from the previous facility). At December 31, 2012, IMTT’s Interest Coverage Ratio was 6.13x.

Of the $728.3 million outstanding balance against the revolving credit facility, IMTT had drawn $384.5 million in cash and issued $343.8 million in letters of credit primarily backing tax-exempt GO Zone bonds and New Jersey Economic Development Authority Bonds, or NJEDA bonds, at December 31, 2012.

IMTT — (continued)

To partially hedge the interest rate risk associated with IMTT’s current floating rate borrowings under the revolving credit agreement, IMTT entered into a 10 year fixed quarterly LIBOR swap, maturing in March 2017, with a notional amount of $200.0 million as of December 31, 2012, at a fixed rate of 5.507%.

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

The key terms of the GO Zone Bonds at December 31, 2012 are summarized in the table below:

Facility Term	Gulf Opportunity Zone Bonds I	Gulf Opportunity Zone Bonds II	Gulf Opportunity Zone Bonds III	Gulf Opportunity Zone Bonds IV
Amount outstanding as of December 31, 2012	$215.0 million	$85.0 million	$96.7 million	$87.0 million
Maturity	June 2043	August 2046	December 2040	December 2040
Amortization	Payable at maturity	Payable at maturity	Amortizes over life of bond, subject to mandatory tender in 2015	Amortizes over life of bond, subject to mandatory tender in 2015
Interest Rate	Floating at tax- exempt bond weekly tender rates	Floating at tax- exempt bond weekly tender rates	68% of 30 day LIBOR plus 65% of the applicable margin (per the revolving credit agreement)	68% of 30 day LIBOR plus 65% of the applicable margin (per the revolving credit agreement)
Security	Secured (required to be supported at all times by bank letter of credit issued under the revolving credit facility)	Secured (required to be supported at all times by bank letter of credit issued under the revolving credit facility)	Unsecured	Unsecured
Financial Covenants (applicable to IMTT's key operating subsidiaries on a combined basis)	None	None	- Maximum Debt/ EBITDA of 4.75x - Minimum Interest Coverage Ratio of 3.00x	- Maximum Debt/ EBITDA of 4.75x - Minimum Interest Coverage Ratio of 3.00x
Restrictions on Payments of Dividends	None, provided no default as a result of payment	None, provided no default as a result of payment	None, provided no default as a result of payment	None, provided no default as a result of payment
Interest Rate Hedging	Hedged through June 2017 with $215.0 million at 3.662% fixed vs. 67% of monthly LIBOR interest rate swap	None	None	None

IMTT — (continued)

On February 15, 2013, IMTT reissued the Gulf Opportunity Zone Bonds III and IV in order to extend the mandatory tender date from December of 2015 to February of 2018. Only one lender from the existing issuance did not participate in the reissuance. The majority of the departing lender’s allocation was taken up by other lenders except for $7.7 million which was purchased by IMTT-Finco.

The key terms of the GO Zone Bonds following the reissuance are summarized in the table below:

Facility Term	Gulf Opportunity Zone Bonds I	Gulf Opportunity Zone Bonds II	Gulf Opportunity Zone Bonds III	Gulf Opportunity Zone Bonds IV
Amount outstanding as of December 31, 2012	$215.0 million	$85.0 million	$90.6 million	$84.6 million
Maturity	June 2043	August 2046	December 2040	December 2040
Amortization	Payable at maturity	Payable at maturity	Amortizes over life of bond, subject to mandatory tender in 2018	Amortizes over life of bond, subject to mandatory tender in 2018
Interest Rate	Floating at tax- exempt bond weekly tender rates	Floating at tax- exempt bond weekly tender rates	68% of 30 day LIBOR plus the following margin depending on the Leverage Ratio: < 2.0x 0.9025% < 2.5x 1.0650% < 3.0x 1.22755 < 4.0x 1.3900% > = 4.0x 1.5525%	68% of 30 day LIBOR plus the following margin depending on the Leverage Ratio: < 2.0x 0.9025% < 2.5x 1.0650% < 3.0x 1.22755 < 4.0x 1.3900% > = 4.0x 1.5525%
Security	Secured (required to be supported at all times by bank letter of credit issued under the revolving credit facility)	Secured (required to be supported at all times by bank letter of credit issued under the revolving credit facility)	Unsecured	Unsecured
Financial Covenants (applicable to IMTT's key operating subsidiaries on a combined basis)	None	None	- Maximum Debt / EBITDA of 5.00x - Minimum Interest Coverage Ratio of 3.00x	- Maximum Debt / EBITDA of 5.00x - Minimum Interest Coverage Ratio of 3.00x
Restrictions on Payments of Dividends	None, provided no default as a result of payment	None, provided no default as a result of payment	- Following the payment of dividends, IMTT shall retain cash, cash equivalents, and/or committed and unutilized credit facilities in the amount of $185.0 million as of the end of the applicable fiscal quarter
- Leverage ratio does not exceed 4.25x as of the end of the most recent fiscal quarter	- Following the payment of dividends, IMTT shall retain cash, cash equivalents, and/or committed and unutilized credit facilities in the amount of $185.0 million as of the end of the applicable fiscal quarter
- Leverage ratio does not exceed 4.25x as of the end of the most recent fiscal quarter
Interest Rate Hedging	Hedged through June 2017 with $215.0 million at 3.662% fixed vs. 67% of monthly LIBOR interest rate swap	None	None	None

IMTT — (continued)

New Jersey Economic Development Authority Bonds (“NJEDA Bonds”)

The key terms of the NJEDA Bonds issued are summarized in the table below:

Facility Term	New Jersey Economic Development Authority Dock Facility Revenue Refund Bonds	New Jersey Economic Development Authority Variable-Rate Demand Revenue Refunding Bond
Amount outstanding as of December 31, 2012	$30.0 million	$6.3 million
Maturity	December 2027	December 2021
Amortization	Payable at maturity	Payable at maturity
Interest Rate	Floating at tax exempt bond daily tender rates	Floating at tax exempt bond daily tender rates
Security	Secured (required to be supported at all times by bank letter of credit issued under the revolving credit facility)	Secured (required to be supported at all times by bank letter of credit issued under the revolving credit facility)
Financial Covenants (applicable to IMTT's operating subsidiaries on a combined basis)	None	None
Restrictions on Payments of Dividends	None, provided no default as a result of payment	None, provided no default as a result of payment
Interest Rate Hedging	None	None

In addition to the debt facilities discussed above, IMTT Holdings Inc. received loans from its shareholders other than MIC from 2006 to 2008. The shareholder loans have a fixed interest rate of 5.5% and will be repaid over 15 years by IMTT Holdings Inc. with equal quarterly amortization that commenced March 31, 2008. Shareholder loans of $26.1 million were outstanding as of December 31, 2012.

Hawaii Gas

	Year Ended December 31,			Change (From 2011 to 2012) Favorable/(Unfavorable)		Change (From 2010 to 2011) Favorable/(Unfavorable)
	2012	2011	2010
($ In Thousands)	$	$	$	$	%	$	%
Cash provided by operating activities	35,902	27,661	29,331	8,241	29.8	(1,670)	(5.7)
Cash used in investing activities	(18,214)	(16,041)	(10,549)	(2,173)	(13.5)	(5,492)	(52.1)
Cash provided by (used in) financing activities	7,195	10,000	(19,000)	(2,805)	(28.1)	29,000	152.6

Hawaii Gas — (continued)

Operating Activities

The principal source of cash provided by operating activities is customer receipts. The business incurs payments for fuel, materials, pipeline repairs, vendor services and supplies, payroll and benefit costs, revenue based taxes and payment of administrative costs. Customers are generally billed monthly and make payments on account. Vendors and suppliers generally bill the business when services are rendered or when products are shipped.

The increase in cash from operations for 2012 compared with 2011 was driven primarily by higher non-utility contribution margin as the result of margin management and an increase in volume of gas sold. In addition, the increase in cash from operating activities was driven by an increase in the federal income taxes receivable from MIC for 2012 and lower working capital requirements due to lower fuel costs, partially offset by interest rate swap breakage fees of $8.7 million paid by the business in relation to the refinance of its long-term debt facilities.

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

The following table sets forth information about capital expenditures at Hawaii Gas ($ in thousands):

	Maintenance	Growth
Year ended December 31, 2012, accrual basis	$8,063	$10,226
Change in accrued capital expenditure balance from December 31, 2011	(11)	(1)
Year ended December 31, 2012, cash basis	$8,052	$10,225
Year ended December 31, 2011, accrual basis	$8,503	$7,757
Change in accrued capital expenditure balance from December 31, 2010	735	(705)
Year ended December 31, 2011, cash basis	$9,238	$7,052
Year ended December 31, 2010, accrual basis	$6,275	$5,315
Change in accrued capital expenditure balance from December 31, 2009	(952)	117
Year ended December 31, 2010, cash basis	$5,323	$5,432
2013 full year projected	$8.3 million	$9.8 million

Maintenance Capital Expenditure

Maintenance capital expenditures include replacement of pipeline sections, improvements to the business transmission system and SNG plant, improvements to buildings and other property and the purchase of equipment.

Maintenance capital expenditures for 2012 were lower compared with 2011 as a result of required pipeline maintenance and inspection projects related to the integrity management program spending in 2011.

Maintenance capital expenditures in 2011 were higher than in 2010 as a result of required pipeline maintenance and inspection projects related to the integrity management program due by 2012 and several IT system upgrades, offset by the completion of work on the Tesoro bypass project mainly in 2010.

Hawaii Gas — (continued)

Growth Capital Expenditure

Growth capital expenditures include the purchase of meters, regulators and propane tanks for new customers, the cost of installing pipelines for new residential and commercial construction, new product initiatives, the renewable natural gas pilot plant and the expansion of gas storage facilities.

Growth capital expenditures for 2012 were higher compared with 2011 driven mainly by new customer installations, meter and regulator purchases and project costs related to small scale LNG.

In 2011, growth capital expenditures were higher than in 2010 due to the construction of storage facilities on Maui and the completion of the renewable natural gas project.

In 2013, growth and maintenance capital expenditures are expected to remain flat with 2012.

The 2010 Tax Act provides for 100% tax depreciation for certain fixed assets placed in service after September 8, 2010 and before January 1, 2012, and 50% tax depreciation for certain fixed assets placed in service during 2012 for federal income tax purposes. The 2012 Tax Act extended the qualifying period for 50% tax depreciation to include 2013. Generally, states do not allow this tax depreciation deduction in determining state taxable income.

Financing Activities

The main drivers of cash from financing activities are debt financings for capital expenditures and the repayment of outstanding credit facilities. At December 31, 2012, the outstanding balance on the business’ debt facilities consisted of $180.0 million in term loan facility borrowings.

The cash provided by financing activities in 2011 and 2012 primarily represents drawdowns of the revolving credit facility. Cash used in financing activities in 2012 includes the costs related the refinancing of Hawaii Gas’ long-term debt facilities, as discussed below.

The change in cash from financing activities from 2010 to 2011 was due to the drawdown of the revolving credit facility of $10.0 million during 2011 compared with the repayment of $19.0 million in 2010. The business paid $5.6 million, $8.7 million and $8.6 million in cash interest related to its debt facilities for 2012, 2011 and 2010, respectively, excluding interest rate swap breakage fees in relation to the refinance of the business’ long-term debt facilities.

On August 8, 2012, the Company completed the refinancing of Hawaii Gas’s long-term debt facilities. Hawaii Gas used the proceeds to refinance all of its debt and to put in place financing that will partially fund future growth initiatives. The operating company issued $100.0 million of 10-year, non-amortizing senior secured notes. The notes bear interest at a fixed rate of 4.22%. The holding company entered into an $80.0 million, 5-year, non-amortizing senior secured term loan agreement. The interest rate floats at LIBOR + 2.25%. The floating rate has effectively been fixed for 4 years at 2.89% using an interest rate swap. The proceeds of the senior secured notes and the term loan were used to repay the entire $180.0 million of debt comprised of two existing 5-year term loans and a revolving credit facility. Those facilities would have matured in June of 2013.

On October 5, 2012, the Hawaii Public Utilities Commission, or HPUC, approved the closing of the operating company’s $60.0 million, 5-year senior secured revolving credit facility that is at the operating company level to be available to partially fund capital expenditures and general corporate needs. This facility bears interest at LIBOR + 1.50%. This facility was undrawn at December 31, 2012.

With the refinancing, the business anticipates annual interest expense savings of approximately $2.4 million. The weighted average interest rate of all outstanding debt facilities, including any interest rate swaps, at December 31, 2012, was 3.63%.

All of the new debt is secured by the assets of Hawaii Gas and its subsidiaries.

Hawaii Gas — (continued)

The financial covenants precluding distributions under each of the business’ new credit facilities discussed above are as follows:

•	12 month backward interest coverage ratio less than 3.0x; and
•	Leverage ratio (total indebtedness to capitalization ratio) for any fiscal quarter greater than 65.0%.

At December 31, 2012, the 12 month backward interest coverage ratio was 8.08x at the holding company and 14.43x at the operating company. The leverage ratio at December 31, 2012 was 62.10% at the holding company and 31.97% at the operating company.

Additionally, the HPUC requires the consolidated debt to total capital for the holding company to be less than 65% and that $20.0 million be readily available in cash resources at Hawaii Gas or MIC. At December 31, 2012, the debt to total capital ratio was 62.10% and $20.0 million in cash resources was readily available.

For a description of the material terms of Hawaii Gas’s credit facilities, see Note 10, “Long-Term Debt”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K.

District Energy

The following analysis represents 100% of the cash flows of District Energy.

	Year Ended December 31,			Change (From 2011 to 2012) Favorable/(Unfavorable)		Change (From 2010 to 2011) Favorable/(Unfavorable)
	2012	2011	2010
($ In Thousands)	$	$	$	$	%	$	%
Cash provided by operating activities	15,850	15,512	14,959	338	2.2	553	3.7
Cash used in investing activities	(1,478)	(2,153)	(4,479)	675	31.4	2,326	51.9
Cash used in financing activities	(10,466)	(8,077)	(5,047)	(2,389)	(29.6)	(3,030)	(60.0)

Operating Activities

Cash provided by operating activities is driven primarily by customer receipts for services provided and leased equipment payments received (including non-revenue lease principal). Cash used in operating activities is driven by the timing of payments for electricity, vendor services or supplies and the payment of payroll and benefit costs.

Cash from operating activities increased from 2011 to 2012 primarily due to favorable working capital movements as a result of the timing of the collection of payments earned under agreements to review and manage the business’ energy consumption during periods of peak demand. Cash from operating activities increased from 2010 to 2011 due primarily to the timing of collection of payments earned under agreements to review and manage the business’ energy consumption during periods of peak demand.

Non-revenue lease principal is the principal portion of lease payments received from equipment leases with various customers. This cash inflow is not included in EBITDA excluding non-cash items, as there is no impact on net income, but as a cash inflow to calculate cash from operating activities. Non-revenue lease principal was $3.5 million, $3.1 million and $2.8 million in 2012, 2011 and 2010, respectively.

District Energy — (continued)

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

Investing Activities

Cash used in investing activities mainly comprises capital expenditures, which are generally funded by drawing on available facilities and cash from operations. Cash used in investing activities in 2012, 2011 and 2010 primarily funded system maintenance and growth capital expenditures for new customer connections.

The following table sets forth information about District Energy’s capital expenditures ($ in thousands):

	Maintenance	Growth
Year ended December 31, 2012, accrual basis	$891	$768
Change in accrued capital expenditure balance from December 31, 2011	(117)	(64)
Year ended December 31, 2012, cash basis	$774	$704
Year ended December 31, 2011, accrual basis	$659	$1,091
Change in accrued capital expenditure balance from December 31, 2010	301	102
Year ended December 31, 2011, cash basis	$960	$1,193
Year ended December 31, 2010, accrual basis	$1,207	$3,440
Change in accrued capital expenditure balance from December 31, 2009	(110)	(57)
Year ended December 31, 2010, cash basis	$1,097	$3,383
2013 full year projected	$1.0 million	$890,000

Maintenance Capital Expenditure

The business expects to spend approximately $1.0 million per year on capital expenditures relating to the replacement of parts, system reliability, customer service improvements and minor system modifications. Maintenance capital expenditures will be funded from cash from operating activities. These expenditures were lower during 2012 compared to 2011 and lower during 2011 compared to 2010 due to the timing of spend on ordinary course maintenance projects.

Growth Capital Expenditure

Prior to July 1, 2012, District Energy had signed contracts with new customers and previously committed to spend approximately $1.8 million on interconnection of these customers. As of December 31, 2012, $1.8 million had been spent. The business received reimbursements from customers for approximately $1.1 million as of December 31, 2012.

District Energy continues to actively market to new potential customers. New customers will typically reimburse the business for a substantial portion of expenditures related to connecting them to the business’ system, thereby reducing the impact of this element of capital expenditure.

Growth capital expenditures were lower during 2012 compared to 2011 due to the timing of spend related to connecting new customers. Growth capital expenditures were lower during 2011 compared to 2010 due to the timing of spending related to connecting new customers.

District Energy — (continued)

Financing Activities

At December 31, 2012, the outstanding balance on the business’ debt facilities consisted of a $150.0 million term loan facility and a $14.4 million capital expenditure facility, which was fully drawn at December 31, 2012. The weighted average interest rate of the outstanding debt facilities, including the interest rate swaps and fees associated with outstanding letters of credit at December 31, 2012, was 5.51%. Cash interest paid was $9.9 million, $10.0 million and $9.8 million for 2012, 2011 and 2010, respectively.

The increase in cash used in financing activities from 2011 to 2012 was primarily due to the mandatory debt principal repayments, discussed below, and increased distributions paid to the noncontrolling interest shareholders. The increase in cash used in financing activities from 2010 to 2011 was due primarily to increased distributions paid to the noncontrolling interest shareholders.

In accordance with the terms of its loan agreement, District Energy will be applying 100% of its excess cash flow generated during the third quarter of 2012 and thereafter to repay its debt facilities through the loan maturity in September of 2014. These principal repayments are applied to the outstanding capital expenditure facility followed by the term loan facility. The business paid $3.4 million and $5.6 million to its lenders on January 15, 2013 and October 15, 2012, respectively, thus reducing the capital expenditure facility.

On April 26, 2012, District Energy’s revolving loan facility of $18.5 million, which is currently undrawn and is being utilized to back $7.0 million letters of credit as required by the City of Chicago, was amended and extended so that the revolver will be co-terminus with the term loan and capital expenditure facility. The revolver amount was lowered to $8.4 million with a higher margin.

The financial covenants triggering distribution lock-up or default under the business’ credit facility are as follows:

•	Backward Interest Coverage Ratio < 1.5x (distribution lock-up) and < 1.2x (default). The ratio at December 31, 2012 was 2.31x.
•	Leverage Ratio (funds from operations less interest expense to net debt) for the previous 12 months less than 6.0% (distribution lock-up) and 4.0% (default). The ratio at December 31, 2012 was 9.24%.

For a description of the material terms of District Energy’s credit facilities, see Note 10, “Long-Term Debt”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K.

Atlantic Aviation

	Year Ended December 31,			Change (From 2011 to 2012) Favorable/(Unfavorable)		Change (From 2010 to 2011) Favorable/(Unfavorable)
	2012	2011	2010
($ In Thousands)	$	$	$	$	%	$	%
Cash provided by operating activities	85,008	55,307	54,035	29,701	53.7	1,272	2.4
Cash used in investing activities	(14,124)	(21,487)	(10,346)	7,363	34.3	(11,141)	(107.7)
Cash used in financing activities	(41,516)	(27,442)	(52,424)	(14,074)	(51.3)	24,982	47.7

Operating Activities

Cash provided by operating activities at Atlantic Aviation is generated from sales transactions primarily paid by credit cards. Some customers have extended payment terms and are billed accordingly. Cash is used in operating activities mainly for payments to vendors of fuel and professional services, as well as payroll costs and payments to tax jurisdictions.

Atlantic Aviation — (continued)

Cash provided by operating activities increased during 2012 compared with 2011 primarily due to:

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

Investing Activities

Cash used in investing activities relates primarily to cash used for acquisitions, proceeds from the sale of FBOs and capital expenditures. Cash used in investing activities decreased in 2012 compared to 2011 as a result of the acquisition of two FBOs in Oregon during 2011 and a decrease in the cash received from the sale of FBOs during 2012 compared to 2011.

Cash used in investing activities increased during 2011 as compared to 2010 as a result of the acquisition of two FBOs in Oregon during the quarter ended September 30, 2011 and an increase in capital expenditures in 2011, partially offset by proceeds received from the sale of FBOs during 2011.

The following table sets forth information about capital expenditures at Atlantic Aviation ($ in thousands):

	Maintenance	Growth
Year ended December 31, 2012, accrual basis	$10,897	$8,332
Change in accrued capital expenditure balance from December 31, 2011	(346)	650
Year ended December 31, 2012, cash basis	$10,551	$8,982
Year ended December 31, 2011, accrual basis	$8,900	$6,486
Change in accrued capital expenditure balance from December 31, 2010	(141)	100
Year ended December 31, 2011, cash basis	$8,759	$6,586
Year ended December 31, 2010, accrual basis	$7,027	$4,299
Change in accrued capital expenditure balance from December 31, 2009	(196)	(699)
Year ended December 31, 2010, cash basis	$6,831	$3,600
2013 full year projected	$11.4 million	$18.4 million

Maintenance Capital Expenditure

Maintenance capital expenditures include repainting, replacing equipment as necessary and any ongoing environmental or required regulatory expenditure, such as installing safety equipment. These expenditures are generally funded from cash flow from operating activities.

Maintenance capital expenditures increased during 2012 from 2011 as Atlantic Aviation upgraded FBO facilities at a number of locations. The increase primarily reflects a specific project at Los Angeles International Airport that was deferred from 2011, as well as, consideration of the benefits afforded by the 2010 Tax Act discussed below.

Maintenance capital expenditures increased in 2011 from 2010 as Atlantic Aviation upgraded FBO facilities at a number of locations. The increase from 2010 to 2011 reflects a return to historical levels of maintenance capital expenditures as well as consideration of the benefits afforded by the 2010 Tax Act discussed below.

Atlantic Aviation — (continued)

Growth Capital Expenditure

Growth capital expenditures are incurred primarily where the business expects to receive an appropriate return relative to its cost of capital. Historically these expenditures have included development of hangars, terminal buildings and ramp upgrades. The business has generally funded these projects through debt facilities or capital contributions from MIC.

Growth capital expenditures incurred in 2012 related primarily to the construction of a new hangar at Chicago Executive Airport in Illinois, a fuel farm at El Paso International Airport in Texas and purchases of existing fuel trucks at several locations that were previously classified as operating leases.

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

Atlantic Aviation expects an increase in growth capital expenditures from 2012 to 2013, primarily due to remodels of certain facilities to upgrade their capabilities.

The 2010 Tax Act provides for 100% tax depreciation for certain fixed assets placed in service after September 8, 2010 and before January 1, 2012, and 50% tax depreciation for certain fixed assets placed in service during 2012 for federal income tax purposes. The 2012 Tax Act extended the qualifying period for 50% tax depreciation to include 2013. Generally, states do not allow this tax depreciation deduction in determining state taxable income.

Financing Activities

At December 31, 2012, the outstanding balance on Atlantic Aviation’s debt facilities includes $675.8 million in term loan facility borrowings and $50.0 million in capital expenditure facility borrowings. The interest rate applicable on these facilities is the three-month U.S. LIBOR plus a margin of 1.725% through the maturity of the loan in October of 2014.

Atlantic Aviation had interest rate swaps that hedged 100% of the term loan debt by swapping three-month U.S. LIBOR for a fixed rate of 5.1925%. These swaps expired on October 16, 2012 which lowered the current all-in rate on the term loan from 6.7925% to three-month U.S. LIBOR + 1.725% through maturity. This equates to an approximately $30.0 million decrease in annual interest expense assuming the current loan balances and LIBOR curve.

In order to limit Atlantic Aviation’ exposure to potential increases in LIBOR, in August of 2012, Atlantic Aviation entered into an interest rate cap for a cost of $347,000. This floating rate hedge will effectively cap three-month U.S. LIBOR for this facility at 2.25% from October 16, 2012 through maturity on a notional amount of $550.0 million.

Atlantic Aviation also has stand-alone debt facilities used to fund construction at its FBOs. At December 31, 2012, the outstanding balances on the stand-alone facilities were $5.7 million. The interest rates on these stand-alone facilities are fixed at 4.75%.

The weighted average interest rate of all outstanding debt facilities, including any interest rate swaps, at December 31, 2012, was 1.96%. Cash interest paid was $42.7 million, $52.0 million and $54.7 million for 2012, 2011 and 2010, respectively, excluding interest rate swap breakage fees, related to its debt facilities.

Atlantic Aviation — (continued)

The increase in cash used in financing activities from 2011 to 2012 is primarily due to a larger repayment of the outstanding principal balance of the term loan debt during 2012 of $51.3 million compared with $36.2 million for 2011. Per the terms of its amended credit agreement, starting in the fourth quarter of 2012 through to the maturity or refinancing of the facility, 100% of Atlantic Aviation’s excess cash will be used to repay the principal on the term loan. Cash used in financing activities was lower in 2011 as compared to 2010, due primarily to a larger repayment of the outstanding principal balance of the term loan debt in 2010 of $55.0 million compared with $36.2 million in 2011.

In February of 2013, the business repaid $13.5 million of term loan principal. As a result of this repayment, the proforma leverage ratio would decrease to 5.45x based upon the EBITDA generated by the business for the trailing twelve months ended December 31, 2012, as calculated under the facility.

The financial covenant requirements under Atlantic Aviation’s credit facility, and the calculation of these measures at December 31, 2012, were as follows:

•	Debt Service Coverage Ratio > 1.2x (default threshold). The ratio at December 31, 2012 was 2.47x.
•	Leverage Ratio debt to adjusted EBITDA for the trailing twelve months < 6.75x (default threshold). The ratio at December 31, 2012 was 5.55x.

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

If an entity concludes that it is more likely than not that the fair value of reporting unit is less than its carrying amount, it needs to perform the two-step impairment test. This requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values, which included the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an ``implied fair value” of goodwill. The determination of a reporting unit’s ``implied fair value” of goodwill requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the ``implied fair value” of goodwill, which is compared with its corresponding carrying value. Hawaii Gas, District Energy and Atlantic Aviation are separate reporting units for purposes of this analysis. The impairment test for trademarks, which are not amortized, requires the determination of the fair value of such assets. If the fair value of the trademarks are less than their carrying value, an impairment loss is recognized in an amount equal to the difference. We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and/or intangible assets. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or material negative change in relationship with significant customers.

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

We test for goodwill and indefinite-lived intangible assets when there is an indicator of impairment. Impairments of goodwill, property, equipment, land and leasehold improvements and intangible assets during 2011 relating to Atlantic Aviation, are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7. In addition, see Note 7, “Property, Equipment, Land and Leasehold Improvements”, and Note 8, “Intangible Assets”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K for financial information and further discussions.

Revenue Recognition

Hawaii Gas recognizes revenue when the services are provided. Sales of gas to customers are billed on a monthly cycle basis. Most revenue is based upon consumption; however, certain revenue is based upon a flat rate.

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

As of February 25, 2009 for Atlantic Aviation and effective April 1, 2009 for our other businesses, we elected to discontinue hedge accounting. From the dates that hedge accounting was discontinued, all movements in the fair value of the interest rate swaps are recorded directly through earnings. As a result of the discontinuance of hedge accounting, we will reclassify into earnings net derivative losses included in accumulated other comprehensive loss over the remaining life of the existing interest rate swaps. Our derivative instruments are recorded on the balance sheet at fair value with changes in fair value of interest rate swaps and cap are recorded directly through earnings. We measure derivative instruments at fair value using the income approach, which discounts the future net cash settlements expected under the derivative contracts to a present value. See Note 11, “Derivative Instruments and Hedging Activities”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K for financial information and further discussions.

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

Interest Rate Risk

We are exposed to interest rate risk in relation to the borrowings of our businesses. Our current policy is to enter into derivative financial instruments to fix variable-rate interest payments covering a portion of the interest rate risk associated with the borrowings of our businesses, subject to the requirements of our lenders. As of December 31, 2012, we had $1.2 billion of current and long-term debt for our consolidated continuing operations, $905.8 million of which was economically hedged with interest rate contracts and $253.3 million of which was unhedged.

IMTT

At December 31, 2012, IMTT had two issues of New Jersey Economic Development Authority tax exempt revenue bonds outstanding with a total balance of $36.3 million, where the interest rate is reset daily by tender. A 1% increase in interest rates on this tax exempt debt would result in a $363,000 increase in interest cost per year and a corresponding 1% decrease would result in a $363,000 decrease in interest cost per year.

At December 31, 2012, IMTT had outstanding $483.7 million in Gulf Opportunity Zone Bonds (GO Zone Bonds) to fund qualified project costs at its St. Rose, Gretna and Geismar storage facilities. A 1% increase in interest rates on the outstanding GO Zone Bonds would result in a $4.8 million increase in interest cost per year and a corresponding 1% decrease would result in a $4.8 million decrease in interest cost per year. IMTT’s exposure to interest rate changes through the GO Zone Bonds has been partially hedged until June 2017 through the use of an interest rate swap, which has a notional value of $215.0 million. As the interest rate swap is fixed against 67% of the 30-day LIBOR rate and not the tax exempt tender rate, it does not result in a perfect hedge for short-term rates on tax exempt debt, although it will largely offset any additional interest rate expense incurred as a result of increases in interest rates. If interest rates decrease, the fair market value of the interest rate swap will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the interest rate swap of $500,000 and a corresponding 10% relative increase would result in a $498,000 increase in the fair market value.

At December 31, 2012, IMTT had $366.0 million outstanding under its USD Revolving Credit Facility. A 1% increase in interest rates on this debt would result in a $3.7m increase in interest cost per year and a corresponding 1% decrease would result in a $3.7 million decrease in interest cost per year. IMTT’s exposure to interest rate changes on its U.S. revolving credit facility has been partially hedged against 90-day LIBOR from October 2007 through March 2017 through the use of an interest rate swap, which has a notional value of $200.0 million as of December 31, 2012. If interest rates decrease, the fair market value of the interest rate swap will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the interest rate swap of $662,000 and a corresponding 10% relative increase would result in a $659,000 increase in the fair market value.

On December 31, 2012, IMTT had $18.5 million outstanding under its Canadian revolving credit facility. A 1% increase in interest rates on this debt would result in an $185,000 increase in interest cost per year and a corresponding 1% decrease would result in a $185,000 decrease in interest cost per year.

Hawaii Gas

On August 8, 2012, the Company completed the refinancing of Hawaii Gas’s long-term debt facilities. The new senior financing arrangement for Hawaii Gas comprises of $100.0 million of 10-year, non-amortizing senior secured notes at the operating company level and a $80.0 million, 5-year, non-amortizing senior secured term loan agreement at the holding company level. The senior secured notes bear interest at a fixed rate of 4.22%. The interest rate of the senior secured term loan agreement floats at LIBOR + 2.25% and the floating rate has effectively been fixed for four years at 2.89% using an interest rate swap. The fixed rate on the senior secured notes and interest rate swap will offset any interest rate increases or decreases, resulting in stable interest rates of 4.22% for the operating company and 2.89% for the holding company.

District Energy

District Energy has a $150.0 million floating rate term loan facility maturing in 2014. A 1% increase in the interest rate on the $150.0 million District Energy debt would result in a $1.5 million increase in the interest cost per year. A corresponding 1% decrease would result in a $1.5 million decrease in interest cost per year.

District Energy’s exposure to interest rate changes through the term loan facility has been fully hedged to maturity through the use of interest rate swaps. These hedging arrangements will offset any additional interest rate expense incurred as a result of increases in interest rates. However, if interest rates decrease, the value of District Energy’s hedge instruments will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the hedge instruments of approximately $110,000. A corresponding 10% relative increase would result in an approximately $110,000 increase in the fair market value.

District Energy also has a capital expenditure loan facility. In accordance with the terms of its loan agreement, District Energy will be applying 100% of its excess cash flow generated during the third quarter of 2012 and thereafter to repay its debt facilities through the loan maturity in September 2014. Subsequent to the principal repayments applied in 2012, the capital expenditure facility had a $14.4 million balance at December 31, 2012. A 1% increase in the interest rate on District Energy’s capital expenditure loan facility would result in a $140,000 increase in interest cost per year. A corresponding 1% decrease would result in a $140,000 decrease in annual interest cost.

Atlantic Aviation

On December 31, 2012, the outstanding balance of the floating rate senior debt for Atlantic Aviation was $725.8 million. A 1% increase in the interest rate on Atlantic Aviation’s debt would result in a $7.3 million increase in the interest cost per year. A corresponding 1% decrease would result in a $7.3 million decrease in interest cost per year.

At December 31, 2012, Atlantic Aviation held $675.8 million of floating rate interest exposure. In order to limit Atlantic Aviation’ exposure to potential increases in LIBOR, the business entered into an interest rate cap for an upfront cost of $347,000. This floating rate hedge will effectively cap three-month U.S. LIBOR on the notional amount of $550.0 million from October 16, 2012 through maturity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MACQUARIE INFRASTRUCTURE COMPANY LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Macquarie Infrastructure Company LLC:

We have audited the accompanying consolidated balance sheets of Macquarie Infrastructure Company LLC and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macquarie Infrastructure Company LLC and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Macquarie Infrastructure Company LLC’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 20, 2013, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Dallas, Texas
February 20, 2013

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED BALANCE SHEETS
($ in Thousands, Except Share Data)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$141,376	$22,786
Accounts receivable, less allowance for doubtful accounts of $875 and $445, respectively	56,553	56,458
Inventories	20,617	23,106
Prepaid expenses	8,908	7,338
Deferred income taxes	6,803	19,102
Other	19,653	14,523
Total current assets	253,910	143,313
Property, equipment, land and leasehold improvements, net	708,031	561,022
Restricted cash	7,326	12,769
Equipment lease receivables	28,177	32,189
Investment in unconsolidated business	75,205	230,401
Goodwill	514,640	516,175
Intangible assets, net	626,902	662,135
Deferred financing costs, net of accumulated amortization	7,845	8,845
Other	1,658	1,784
Total assets	$2,223,694	$2,168,633
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Due to manager – related party	$50,253	$4,300
Accounts payable	26,499	29,199
Accrued expenses	35,499	23,827
Current portion of notes payable and capital leases	1,667	1,952
Current portion of long-term debt	106,580	34,535
Fair value of derivative instruments	7,450	39,339
Customer deposits	4,650	4,679
Other	12,732	11,071
Total current liabilities	245,330	148,902
Notes payable and capital leases, net of current portion	2,303	2,026
Long-term debt, net of current portion	1,052,584	1,086,053
Deferred income taxes	169,392	177,262
Fair value of derivative instruments	5,360	15,576
Other	51,160	44,954
Total liabilities	1,526,129	1,474,773
Commitments and contingencies	—	—
Members’ equity:
LLC interests, no par value; 500,000,000 authorized; 47,453,943 LLC interests issued and outstanding at December 31, 2012 and 46,338,225 LLC interests issued and outstanding at December 31, 2011	883,143	951,729
Additional paid in capital	21,447	21,447
Accumulated other comprehensive loss	(20,801)	(27,412)
Accumulated deficit	(228,761)	(242,082)
Total members’ equity	655,028	703,682
Noncontrolling interests	42,537	(9,822)
Total equity	697,565	693,860
Total liabilities and equity	$2,223,694	$2,168,633

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED STATEMENTS OF OPERATIONS
($ in Thousands, Except Share and Per Share Data)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Revenue
Revenue from product sales	$677,164	$639,521	$514,344
Revenue from product sales – utility	144,439	140,746	113,752
Service revenue	207,907	203,532	204,852
Financing and equipment lease income	4,536	4,992	7,843
Total revenue	1,034,046	988,791	840,791
Costs and expenses
Cost of product sales	462,229	437,049	326,734
Cost of product sales – utility	122,254	116,413	90,542
Cost of services	52,609	52,744	53,088
Selling, general and administrative	213,372	202,486	201,787
Fees to manager – related party	89,227	15,475	10,051
Depreciation	31,587	33,815	29,721
Amortization of intangibles	34,601	42,107	34,898
(Gain) loss on disposal of assets	(1,358)	1,522	17,869
Total operating expenses	1,004,521	901,611	764,690
Operating income	29,525	87,180	76,101
Other income (expense)
Interest income	222	112	29
Interest expense(1)	(46,623)	(59,361)	(106,834)
Equity in earnings and amortization charges of investee	32,327	22,763	31,301
Other income, net	1,085	912	712
Net income from continuing operations before income taxes	16,536	51,606	1,309
(Provision) benefit for income taxes	(2,285)	(22,718)	8,697
Net income from continuing operations	$14,251	$28,888	$10,006
Net income from discontinued operations, net of taxes	—	—	81,323
Net income	$14,251	$28,888	$91,329
Less: net income attributable to noncontrolling interests	930	1,545	659
Net income attributable to MIC LLC	$13,321	$27,343	$90,670
Basic income per share from continuing operations attributable to MIC LLC interest holders	$0.29	$0.59	$0.21
Basic income per share from discontinued operations attributable to MIC LLC interest holders	—	—	1.78
Basic income per share attributable to MIC LLC interest holders	$0.29	$0.59	$1.99
Weighted average number of shares outstanding: basic	46,635,049	45,995,207	45,549,803
Diluted income per share from continuing operations attributable to MIC LLC interest holders	$0.29	$0.59	$0.21
Diluted income per share from discontinued operations attributable to MIC LLC interest holders	—	—	1.78
Diluted income per share attributable to MIC LLC interest holders	$0.29	$0.59	$1.99
Weighted average number of shares outstanding: diluted	46,655,289	46,021,015	45,631,610
Cash dividends declared per share	$2.20	$0.80	$—

(1)	Interest expense includes non-cash losses on derivative instruments of $21.6 million, $35.0 million and $81.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in Thousands)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net income	$14,251	$28,888	$91,329
Other comprehensive income (loss), net of taxes:
Reclassification of realized losses of derivatives into earnings(1)	8,799	12,855	19,536
Change in post-retirement benefit plans(2)	(1,555)	(13,701)	(152)
Translation adjustment(3)	104	410	—
Other comprehensive income (loss)	7,348	(436)	19,384
Comprehensive income	$21,599	$28,452	$110,713
Less: comprehensive income attributable to noncontrolling interests	1,667	2,709	2,623
Comprehensive income attributable to MIC LLC	$19,932	$25,743	$108,090

(1)	Reclassification of realized losses of derivatives into earnings is presented net of taxes of $7.0 million, $8.6 million and $13.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.
(2)	Change in post-retirement benefit plans is presented net of taxes of $1.0 million, $7.7 million and $98,000 for the years ended December 31, 2012, 2011 and 2010, respectively.
(3)	Translation adjustment is presented net of taxes of $56,000 and $221,000 for the years ended December 31, 2012 and 2011, respectively.

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
($ in Thousands, Except Share Data)

	Macquarie Infrastructure Company LLC Member's Equity
	LLC Interests		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Members' Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Amount
Balance at December 31, 2009	45,292,913	$959,897	$21,956	$(360,095)	$(43,232)	$578,526	$(3,758)	$574,768
Issuance of LLC interests to manager	294,330	4,083	—	—	—	4,083	—	4,083
Issuance of LLC interests to independent directors	128,205	450	—	—	—	450	—	450
Distributions to noncontrolling interest members	—	—	—	—	—	—	(5,346)	(5,346)
Contributions from noncontrolling interest members	—	—	—	—	—	—	300	300
Sale of subsidiary interest to noncontrolling interest	—	—	—	—	—	—	1,727	1,727
Net income for the year ended December 31, 2010	—	—	—	90,670	—	90,670	659	91,329
Other comprehensive income	—	—	—	—	17,420	17,420	1,964	19,384
Balance at December 31, 2010	45,715,448	$964,430	$21,956	$(269,425)	$(25,812)	$691,149	$(4,454)	$686,695
Issuance of LLC interests to manager	590,788	14,467	—	—	—	14,467	—	14,467
Issuance of LLC interests to independent directors	31,989	450	—	—	—	450	—	450
Dividends to LLC interest holders(1)	—	(27,618)	—	—	—	(27,618)	—	(27,618)
Distributions to noncontrolling interest members	—	—	(509)	—	—	(509)	(8,077)	(8,586)
Net income for the year ended December 31, 2011	—	—	—	27,343	—	27,343	1,545	28,888
Other comprehensive (loss) income	—	—	—	—	(1,600)	(1,600)	1,164	(436)
Balance at December 31, 2011	46,338,225	$951,729	$21,447	$(242,082)	$(27,412)	$703,682	$(9,822)	$693,860
Issuance of LLC interests to manager	1,092,584	43,330	—	—	—	43,330	—	43,330
Issuance of LLC interests to independent directors	23,134	571	—	—	—	571	—	571
Dividends to LLC interest holders(2)	—	(112,487)	—	—	—	(112,487)	—	(112,487)
Distributions to noncontrolling interest members	—	—	—	—	—	—	(4,781)	(4,781)
Contributions from noncontrolling interest members	—	—	—	—	—	—	55,473	55,473
Net income for the year ended December 31, 2012	—	—	—	13,321	—	13,321	930	14,251
Other comprehensive income	—	—	—	—	6,611	6,611	737	7,348
Balance at December 31, 2012	47,453,943	$883,143	$21,447	$(228,761)	$(20,801)	$655,028	$42,537	$697,565

(1)	Dividends to LLC interest holders are comprised of $0.20 per share paid on 45,851,527 shares for the quarter ended March 31, 2011; $0.20 per share paid on 46,028,258 shares for the quarter ended June 30, 2011; and $0.20 per share paid on 46,207,881 shares for the quarter ended September 30, 2011.
(2)	Dividends to LLC interest holders are comprised of $0.20 per share paid on 46,338,225 shares for the quarter ended December 31, 2011; $0.20 per share paid on 46,474,212 shares for the quarter ended March 31, 2012; $0.625 per share paid on 46,645,028 shares for the quarter ended June 30, 2012; $0.6875 per share paid on 46,758,875 shares for the quarter ended September 30, 2012; and $0.6875 per share on 47,453,943 shares for the quarter ended December 31, 2012.

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in Thousands)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Operating activities
Net income	$14,251	$28,888	$91,329
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Net income from discontinued operations before noncontrolling interests	—	—	(81,323)
Depreciation and amortization of property and equipment	38,314	40,454	36,276
Amortization of intangible assets	34,601	42,107	34,898
(Gain) loss on disposal of assets	(1,979)	617	17,869
Equity in earnings and amortization charges of investees	(32,327)	(22,763)	(31,301)
Equity distributions from investees	86,952	—	15,000
Amortization of debt financing costs	4,232	4,086	4,347
Adjustments to derivative instruments	(26,428)	(18,244)	23,410
Base management fees settled in LLC interests	21,898	15,475	5,403
Performance fees settled in LLC interests	67,329	—	—
Equipment lease receivable, net	3,548	3,105	2,761
Deferred rent	421	385	413
Deferred taxes	(1,580)	19,209	(11,729)
Other non-cash expenses, net	2,036	2,748	1,817
Changes in other assets and liabilities, net of acquisitions:
Restricted cash	—	—	50
Accounts receivable	(933)	(4,633)	(2,424)
Inventories	3,087	(5,061)	(2,833)
Prepaid expenses and other current assets	(3,461)	(3,602)	453
Due to manager – related party	57	10	(15)
Accounts payable and accrued expenses	6,479	(9,696)	(4,821)
Income taxes payable	(414)	668	1,051
Other, net	1,828	(2,711)	(2,076)
Net cash provided by operating activities from continuing operations	217,911	91,042	98,555
Investing activities
Acquisitions of businesses and investments, net of cash acquired	(64,817)	(23,149)	—
Proceeds from sale of assets	5,625	17,006	—
Purchases of property and equipment	(39,288)	(33,764)	(22,690)
Investment in capital leased assets	—	(24)	(2,976)
Return of investment in unconsolidated business	101,110	—	—
Other	(153)	249	892
Net cash provided by (used in) investing activities from continuing operations	2,477	(39,682)	(24,774)

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS — (continued)
($ in Thousands)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Financing activities
Proceeds from long-term debt	$192,570	$13,406	$141
Net proceeds on line of credit facilities	—	4,600	500
Dividends paid to holders of LLC interests	(112,487)	(27,618)	—
Contributions received from noncontrolling interests	55,473	—	300
Distributions paid to noncontrolling interests	(4,781)	(8,077)	(5,346)
Payment of long-term debt	(237,240)	(36,330)	(74,036)
Debt financing costs paid	(2,942)	(4)	(186)
Change in restricted cash	8,663	1,010	2,236
Payment of notes and capital lease obligations	(1,054)	(124)	(137)
Net cash used in financing activities from continuing operations	(101,798)	(53,137)	(76,528)
Net change in cash and cash equivalents from continuing operations	118,590	(1,777)	(2,747)
Cash flows (used in) provided by discontinued operations:
Net cash used in operating activities	—	—	(12,703)
Net cash provided by investing activities	—	—	134,356
Net cash used in financing activities	—	—	(124,183)
Cash used in discontinued operations(1)	—	—	(2,530)
Change in cash of discontinued operations held for sale(1)	—	—	2,385
Net change in cash and cash equivalents	118,590	(1,777)	(2,892)
Cash and cash equivalents, beginning of period	22,786	24,563	27,455
Cash and cash equivalents, end of period- continuing operations	$141,376	$22,786	$24,563
Supplemental disclosures of cash flow information for continuing operations:
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$9,623	$3,201	$3,593
Acquisition of equipment through capital leases	$3,117	$2,663	$139
Issuance of LLC interests to manager for performance fees	$23,509	$—	$—
Issuance of LLC interests to manager for base management fees	$19,821	$14,467	$4,083
Issuance of LLC interests to independent directors	$571	$450	$450
Taxes paid	$4,870	$2,913	$1,655
Interest paid	$58,916	$72,949	$78,718

(1)	Cash of discontinued operations held for sale is reported in assets of discontinued operations held for sale in the accompanying consolidated balance sheets. The cash used in discontinued operations is different than the change in cash of discontinued operations held for sale due to intercompany transactions that are eliminated in consolidation.

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

The Company owns its businesses through its wholly-owned subsidiary, Macquarie Infrastructure Company Inc., or MIC Inc. The Company’s businesses operate predominantly in the United States and consist of the following:

•	International Matex Tank Terminals or “IMTT”: a 50% interest in a bulk liquid storage terminal business, which provides bulk liquid storage and handling services at ten marine terminals in the United States and two in Canada and is one of the largest participants in this industry in the U.S., based on storage capacity;
•	Hawaii Gas: a full-service gas energy company processing and distributing gas products and providing related services in Hawaii;
•	District Energy: a 50.01% controlling interest in a district energy business, which operates among the largest district cooling systems in the U.S., serving various customers in Chicago, Illinois and Las Vegas, Nevada;
•	Atlantic Aviation: an airport services business providing products and services, including fuel and aircraft hangaring/parking, to owners and operators of general aviation aircraft at 62 airports in the U.S.; and
•	MIC Solar Energy Holdings or “MIC Solar”: interests in two solar power generation facilities totaling 30 megawatts located in the southwest U.S. that will provide wholesale electricity to utilities.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Except as otherwise specified, we refer to Macquarie Infrastructure Company LLC and its subsidiaries collectively as the “Company”. The Company consolidates investments where it has a controlling financial interest. The usual condition for a controlling financial interest is ownership of a majority of the voting interest and, therefore, as a general rule, ownership, directly or indirectly, of over 50% of the outstanding voting shares is a condition for consolidation. In addition, if the Company demonstrates that it has the ability to direct policies and management, this may be also indication for consolidation. For investments in variable interest entities, the Company consolidates when it is determined to be the primary beneficiary of the variable interest entity. As of December 31, 2012, the Company was the primary beneficiary in MIC Solar and consolidated the business accordingly.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Commercial paper, with maturities of approximately three months or less, issued by a counterparty with Standard & Poor rating of A1+ are also considered cash and cash equivalents. Included in cash and cash equivalents at December 31, 2012 was $90.2 million of commercial paper, issued by counterparties with a Standard & Poor rating of A1+. At December 31, 2011, the Company did not have any commercial paper.

Restricted Cash

The Company classifies all cash pledged as collateral on the outstanding senior debt as restricted cash in the consolidated balance sheets relating to Atlantic Aviation and MIC Solar. The Company recorded $10.4 million of cash pledged as collateral in the consolidated balance sheets at December 31, 2012, of which $3.1 million was recorded in other current assets. At December 31, 2011, the Company recorded $12.8 million of cash pledged as collateral in the consolidated balance sheets.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Inventory

Inventory consists principally of fuel purchased from various third-party vendors and materials and supplies at Atlantic Aviation and Hawaii Gas. Fuel inventory is stated at the lower of cost or market. Materials and supplies inventory is valued at the lower of average cost or market. Inventory sold is recorded using the first-in-first-out method at Atlantic Aviation and an average cost method at Hawaii Gas. Cash flows related to the sale of inventory are classified in net cash provided by operating activities in the consolidated statements of cash flows. The Company’s inventory balance at December 31, 2012 comprised $14.5 million of fuel and $6.1 million of materials and supplies. The Company’s inventory balance at December 31, 2011 comprised $17.5 million of fuel and $5.6 million of materials and supplies.

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

Goodwill and Intangible Assets

Goodwill consists of costs in excess of the aggregate purchase price over the fair value of tangible and identifiable intangible net assets acquired in the purchase business combinations. The cost of intangible assets with determinable useful lives are amortized over their estimated useful lives ranging as follows:

Customer relationships	5 to 10 years
Contract rights	5 to 40 years
Non-compete agreements	2 to 10 years
Leasehold interests	3 to 20 years
Trade names	20 years
Technology	5 years

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

Debt Issuance Costs

The Company capitalizes all direct costs incurred in connection with the issuance of debt as debt issuance costs. These costs are amortized over the contractual term of the debt instrument, which ranges from 3 to 23 years, using the effective interest method.

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

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with financial institutions and its balances may exceed federally insured limits. The Company’s accounts receivable are mainly derived from fuel and gas sales and services rendered under contract terms with commercial and private customers located primarily in the United States. At December 31, 2012 and 2011, there were no outstanding accounts receivable due from a single customer that accounted for more than 10% of the total accounts receivable. Additionally, no single customer accounted for more than 10% of the Company’s revenue during the years ended December 31, 2012, 2011 and 2010.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Income per Share

The Company calculates income per share using the weighted average number of common shares outstanding during the period. Diluted income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options (using the treasury stock method) and stock units granted to the Company’s independent directors; common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

Comprehensive Income

The Company follows the requirements of ASC 220 Comprehensive Income, for the reporting and presentation of comprehensive income and its components. This guidance requires unrealized gains or losses on the Company’s foreign currency translation adjustments, minimum pension liability adjustments and changes in fair value of derivatives, where hedge accounting is applied, to be included in other comprehensive income.

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

Hawaii Gas

Hawaii Gas recognizes revenue when the services are provided. Sales of gas to customers are billed on a monthly-cycle basis. Earned but unbilled revenue is accrued and included in accounts receivable and revenue based on the amount of gas that is delivered but not billed to customers from the latest meter reading or billed delivery date to the end of an accounting period, and the related costs are charged to expense. Most revenue is based upon consumption; however, certain revenue is based upon a flat rate.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Regulatory Assets and Liabilities

The regulated utility operations of Hawaii Gas are subject to regulations with respect to rates, service, maintenance of accounting records, and various other matters by the Hawaii Public Utilities Commission, or HPUC. The established accounting policies recognize the financial effects of the rate-making and accounting practices and policies of the HPUC. Regulated utility operations are subject to the provisions of ASC 980, Regulated Operations. This guidance requires regulated entities to disclose in their financial statements the authorized recovery of costs associated with regulatory decisions. Accordingly, certain costs that otherwise would normally be charged to expense may, in certain instances, be recorded as an asset in a regulatory entity’s balance sheet. Hawaii Gas records regulatory assets for costs that have been deferred for which future recovery through customer rates has been approved by the HPUC. Regulatory liabilities represent amounts included in rates and collected from customers for costs expected to be incurred in the future.

ASC 980 may, at some future date, be deemed inapplicable because of changes in the regulatory and competitive environments or other factors. If the Company were to discontinue the application of this guidance, the Company would be required to write-off its regulatory assets and regulatory liabilities and would be required to adjust the carrying amount of any other assets, including property, plant and equipment, that would be deemed not recoverable related to these affected operations. The Company believes its regulated operations in Hawaii Gas continue to meet the criteria of ASC 980 and that the carrying value of its regulated property, plant and equipment is recoverable in accordance with established HPUC rate-making practices.

Income Taxes

The Company uses the asset and liability method in accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and more than its 80% owned subsidiaries file a consolidated U.S. federal income tax return. The Company’s consolidated income tax return does not include IMTT and District Energy, which file separate income tax returns.

Reclassifications

Certain reclassifications were made to the financial statements for the prior period to conform to current year presentation.

3. Income per Share

Following is a reconciliation of the basic and diluted number of shares used in computing income per share:

	Year Ended December 31,
	2012	2011	2010
Weighted average number of shares outstanding: basic	46,635,049	45,995,207	45,549,803
Dilutive effect of restricted stock unit grants	20,240	25,808	81,807
Weighted average number of shares outstanding: diluted	46,655,289	46,021,015	45,631,610

The effect of potentially dilutive shares for the year ended December 31, 2012 is calculated assuming that the 18,208 restricted stock unit grants provided to the independent directors on May 31, 2012, which will vest during the second quarter of 2013, the 17,925 restricted stock unit grants on June 2, 2011, which vested during the second quarter of 2012, and the 5,209 restricted stock unit grants on August 12, 2011, which vested during the second quarter of 2012, had been fully converted to shares on those grant dates.

The effect of potentially dilutive shares for the year ended December 31, 2011 is calculated assuming that the 17,925 restricted stock unit grants provided to the independent directors on June 2, 2011, which vested

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Income per Share  – (continued)

during the second quarter of 2012, the 5,209 restricted stock unit grants on August 12, 2011, which vested during the second quarter of 2012, and the 31,989 restricted stock unit grants provided to the independent directors on June 3, 2010, which vested during the second quarter of 2011, had been fully converted to shares on those dates.

The effect of potentially dilutive shares for the year ended December 31, 2010 are calculated assuming that the 31,989 restricted stock unit grants on June 3, 2010, which vested during the second quarter of 2011, and the 128,205 restricted stock unit grants provided to the independent directors on June 4, 2009, which vested during the second quarter of 2010, had been fully converted to shares on those grant dates.

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

Summarized financial information for discontinued operations related to PCAA for the year ended December 31, 2010 is as follows ($ in thousands, except share and per share data):

For the Year Ended December 31, 2010
Service revenue	$28,826
Gain on sale of assets through bankruptcy (pre-tax)	130,260
Net income from discontinued operations before income taxes and noncontrolling interests	$132,709
Provision for income taxes	(51,386)
Net income from discontinued operations	81,323
Less: net income attributable to noncontrolling interests	136
Net income from discontinued operations attributable to MIC LLC	$81,187
Basic income per share from discontinued operations attributable to MIC LLC interest holders	$1.78
Weighted average number of shares outstanding at the Company level: basic	45,549,803
Diluted income per share from discontinued operations attributable to MIC LLC interest holders	$1.78
Weighted average number of shares outstanding at the Company level: diluted	45,631,610

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Acquisitions and Dispositions

MIC Solar Acquisitions

The Company invested in two utility-scale solar photovoltaic power generation facilities in the fourth quarter of 2012, one in Tucson, Arizona (the “Tucson Project”) and one in Presidio, Texas (the “Presidio Project”). The facilities are capable of generating a combined approximately 30 megawatts (“MWac”) of electricity. These two investments, called “MIC Solar”, constitute a business segment that does not meet the threshold of a reportable segment in accordance with U.S. GAAP. Accordingly, the results of operations of MIC Solar are aggregated with Corporate and Other’s results in the accompanying disclosure of segment information.

The Tucson Project is governed by an LLC agreement pursuant to which MIC’s co-investor contributed $55.4 million and receives an amount of the project’s tax credits and losses disproportionate to its investment. MIC contributed $4.0 million and receives an amount of the project’s cash flows disproportionate to its investment. All major decisions involving the Tucson Project must be approved by both members.

Once the co-investor has earned a specified rate of return on its investment in the Tucson Project (the “Flip Date”), MIC receives certain rights, as defined, to make decisions over the management and operations of the project. The Flip Date cannot occur earlier than November 21, 2017. Once the Flip Date occurs, MIC and the co-investor’s interest in the project’s taxable income (loss) will be revised to amounts defined within the LLC agreement. Additionally, subsequent to the Flip Date, MIC has an option to purchase the co-investor’s interest at an amount defined in the LLC agreement, but not less than fair market value. Since it is expected that the Flip Date will occur during the life of the project and that MIC will receive certain rights to make decisions over the management and operations of the project at that time, the Company has determined that it is appropriate to consolidate the project with the co-investor’s interest reflected as a “noncontrolling interest” in the consolidated financial statements.

Net income (loss) generated by the Tucson Project is allocated to the co-investor using the Hypothetical Liquidation at Book Value (HLBV) method. The HLBV method allocates net income (loss) based on the amount necessary to adjust the ending balance of the co-investor’s interest in the Tucson Project to an amount equal to the distribution proceeds that would be due to the co-investor in a hypothetical liquidation of the Tucson Project at the net book value of the underlying assets. As a result of the tax benefits that the co-investor receives from the Tucson Project at inception, the co-investor would receive distribution proceeds that are less than its initial investment in the project under the HLBV method and MIC would receive distribution proceeds in excess of its initial investment, resulting in a gain to MIC that will be amortized over the 30 year life of the project. The Company’s allocated interest in the net income (loss) of the Tucson Project was insignificant in fiscal 2012.

In January of 2013, the Company entered into an LLC agreement with the co-investor for the Presidio Project. The terms of the LLC agreement governing the Presidio Project are similar to the Tucson Project.

Acquisition of — Tucson, Arizona

On November 21, 2012, the Company completed the acquisition of the Tucson Project for a purchase price of $59.4 million. This acquisition was funded by a $4.0 million capital investment by the Company and $55.4 million capital contribution from a noncontrolling interest co-investor. At December 31, 2012, this facility is fully operational.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Acquisitions and Dispositions  – (continued)

The acquisition has been accounted for as a business combination. Accordingly, the results of operations of the Tucson Project are included in the consolidated statement of operations since November 21, 2012. The preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition was as follows ($ in thousands):

Restricted cash – current	$538
Total current assets	538
Property and equipment	115,597
Restricted cash – non-current	2,219
Total assets acquired	$118,354
Current portion of long-term debt – current	$1,842
Total current liabilities	1,842
Long-term debt – non-current	57,087
Total liabilities assumed	$58,929
Net assets acquired	$59,425

Acquisition of – Presidio, Texas

On December 21, 2012, the Company completed the acquisition of the Presidio Project for a purchase price of $5.4 million, funded by a capital investment by the Company. In connection with the acquisition, the Company assumed $24.3 million in construction financing. This facility in Presidio is expected to commence operations during the second quarter of 2013 and therefore the fixed assets of this investment are classified as construction in progress at December 31, 2012 on the consolidated balance sheet.

The acquisition has been accounted for as a business combination. Accordingly, the results of operations of the Presidio Project are included in the consolidated statement of operations since December 21, 2012. The preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition was as follows ($ in thousands):

Restricted cash – current	$2,596
Total current assets	2,596
Property and equipment	25,837
Restricted cash – non-current	1,000
Deferred financing costs	263
Total assets acquired	$29,696
Current portion of long-term debt – current	$497
Total current liabilities	497
Long-term debt – non-current	23,807
Total liabilities assumed	$24,304
Net assets acquired	$5,392

The estimated fair market value of the property and equipment acquired above was based upon preliminary valuations and the Company’s estimates and assumptions are subject to change within the purchase price allocation period (generally not to exceed one year from the acquisition date).

Had the acquisitions occurred as of January 1, 2012, the Company’s consolidated results of operations would not have been materially different. For the year ended December 31, 2012, the Company recorded transaction related costs of $1.1 million in selling, general, and administrative expense for these investments.

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

The acquisition has been accounted for as a business combination. Accordingly, the results of operations of Flightcraft are included in the consolidated statement of operations, and as a component of the Company’s Atlantic Aviation business segment, since September 1, 2011. The allocation of the purchase price for Flightcraft’s assets and liabilities acquired was as follows ($ in thousands):

Accounts receivable	$1,190
Inventory	1,314
Prepaid expenses	23
Total current assets	2,527
Property, equipment, land and leasehold improvements	7,297
Intangible assets:
Contractual arrangements(1)	6,340
Customer relationships(2)	1,680
Non-compete agreements(3)	60
Trade names(4)	270
Goodwill(5)	5,056
Total assets acquired	$23,230
Total current liabilities assumed	$81
Net assets acquired, net of cash acquired	$23,149

(1)	Contractual arrangements are being amortized over a weighted average life of twenty seven years.
(2)	Customer relationships are being amortized over a nine year period.
(3)	Non-compete agreements are being amortized over a ten year period.
(4)	Trade names are indefinite in life.
(5)	Goodwill of $5.1 million is expected to be deductible for tax purposes.

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

Disposal of Assets at Atlantic Aviation

A strategic review commenced in 2010, and as a result, Atlantic Aviation concluded that several of its sites did not have sufficient scale or serve a market with sufficiently strong growth prospects to warrant continued operations at these sites. Therefore, Atlantic Aviation has undertaken to exit certain markets and redeploy resources that may be made available in the process into markets which it views as having better

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Acquisitions and Dispositions  – (continued)

growth profiles and recorded $1.4 million gain on disposal of assets in the consolidated statement of operations during the year ended December 31, 2012. During the years ended December 31, 2011 and 2010, Atlantic Aviation recorded $1.5 million and $17.9 million, respectively, in loss on disposal of assets in the consolidated statement of operations.

During the quarter ended September 30, 2012, Atlantic Aviation concluded the sale of an FBO at Fort Worth Meacham International Airport in Texas. Proceeds of $5.3 million were received and a $1.8 million gain on disposal of assets was recorded in the consolidated statement of operations.

In November of 2011, Atlantic Aviation exchanged one of its FBOs for additional property adjacent to one of its existing FBOs. No cash was exchanged in this transaction, but the business recognized a gain of $223,000.

During the quarter ended June 30, 2011, Atlantic Aviation concluded the sale of FBOs at Hayward Executive Airport in California and Burlington International Airport in Vermont. As a result, during 2011 and during the fourth quarter of 2010, the business recorded losses on disposal of its assets totaling $864,000 and $4.4 million, respectively.

In January of 2011, Atlantic Aviation concluded the sale of FBOs at Fresno Yosemite International Airport and Cleveland Cuyahoga County Airport. As a result, during 2011 and during the fourth quarter of 2010, the business recorded losses on disposal of its assets totaling $249,000 and $9.8 million, respectively.

In 2010, Atlantic Aviation bid for renewal of an operating lease at Atlanta’s Hartsfield airport. This lease had been operating on a month to month basis since being acquired by Atlantic Aviation in August of 2007. In November of 2010, the lease was tentatively awarded to a party other than Atlantic Aviation. As a result, during 2011 and in December of 2010, the business recorded losses on disposal of its assets totaling $627,000 and $3.7 million, respectively.

6. Direct Financing Lease Transactions

The Company has entered into energy service agreements containing provisions to lease equipment to customers. Under these agreements, title to the leased equipment will transfer to the customer at the end of the lease terms, which range from 5 to 25 years. The lease agreements are accounted for as direct financing leases. The components of the Company’s consolidated net investments in direct financing leases at December 31, 2012 and 2011 are as follows ($ in thousands):

	December 31, 2012	December 31, 2011
Minimum lease payments receivable	$49,379	$57,693
Less: unearned financing lease income	(16,754)	(21,291)
Net investment in direct financing leases	$32,625	$36,402
Equipment lease:
Current portion(1)	$4,448	$4,213
Long-term portion	28,177	32,189
	$32,625	$36,402

(1)	Included in other current assets on the consolidated balance sheet.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Direct Financing Lease Transactions  – (continued)

At December 31, 2012 and 2011, the Company did not have a reserve for the allowance for credit losses for its direct financing lease receivables.

Unearned financing lease income is recognized over the terms of the leases. Future minimum lease payments to be received by the Company are approximately $49.4 million as follows ($ in thousands):

2013	$8,216
2014	8,023
2015	7,993
2016	5,697
2017	4,352
Thereafter	15,098
Total	$49,379

7. Property, Equipment, Land and Leasehold Improvements

Property, equipment, land and leasehold improvements at December 31, 2012 and 2011 consist of the following ($ in thousands):

	December 31, 2012	December 31, 2011
Land	$4,618	$4,618
Easements	5,624	5,624
Buildings	24,993	24,938
Leasehold and land improvements	337,632	329,710
Machinery and equipment	503,499	359,455
Furniture and fixtures	10,215	9,466
Construction in progress	41,370	12,501
Property held for future use	1,768	1,626
	929,719	747,938
Less: accumulated depreciation	(221,688)	(186,916)
Property, equipment, land and leasehold improvements, net	$708,031	$561,022

As discussed in Note 5, “Acquisitions and Dispositions”, the Company acquired $141.4 million in machinery and equipment and construction in progress from the MIC Solar acquisition during the fourth quarter of 2012. During the third quarter of 2011, Atlantic Aviation acquired $7.3 million in property, equipment, land and leasehold improvements during the Oregon FBOs acquisition.

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

8. Intangible Assets

Intangible assets at December 31, 2012 and 2011 consist of the following ($ in thousands):

	December 31, 2012	December 31, 2011
Contractual arrangements	$745,841	$748,722
Non-compete agreements	9,575	9,575
Customer relationships	79,445	79,445
Leasehold rights	3,330	3,330
Trade names	15,671	15,671
Technology	460	460
	854,322	857,203
Less: accumulated amortization	(227,420)	(195,068)
Intangible assets, net	$626,902	$662,135

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

Amortization expense of intangible assets for the years ended December 31, 2012, 2011 and 2010 totaled $34.6 million, $42.1 million and $34.9 million, respectively.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Intangible Assets  – (continued)

At December 31, 2012, the Company had $15.7 million in trade names, of which $7.2 million relates to Atlantic Aviation and are considered to be indefinite-lived. The remaining balance of $8.5 million relates to “The Gas Company” trade name. During 2012, Hawaii Gas rebranded its trade name from “The Gas Company” to “Hawaii Gas”. Prior to the rebranding, “The Gas Company” trade name was considered to be indefinite-lived and subsequent to its rebranding, the business has accessed the life of the trade names to be amortized over 20 years. The estimated future amortization expense for amortizable intangible assets to be recognized is as follow ($ in thousands):

2013	$34,526
2014	34,401
2015	33,935
2016	30,990
2017	27,607
Thereafter	458,372
Total	$619,831

The goodwill balance as of December 31, 2012 is comprised of the following ($ in thousands):

Goodwill acquired in business combinations, net of disposals	$637,840
Less: accumulated impairment charges	(123,200)
Balance at December 31, 2012	$514,640

As discussed in Note 5, “Acquisitions and Dispositions”, Atlantic Aviation acquired $5.1 million in goodwill during the Oregon FBOs acquisition during the third quarter of 2011.

During the quarter ended September 30, 2012, the quarter ended June 30, 2011 and the quarter ended December 31, 2010, the Company wrote-off $1.6 million, $3.1 million and $1.9 million, respectively, of goodwill associated with the sale of FBOs discussed in Note 5, “Acquisitions and Dispositions” at Atlantic Aviation.

The Company tests for goodwill impairment at the reporting unit level on an annual basis on October 1st of each year and between annual tests if a triggering event indicates impairment.

9. Accrued Expenses

Accrued expenses at December 31, 2012 and 2011 consist of the following ($ in thousands):

	December 31, 2012	December 31, 2011
Payroll and related liabilities	$9,266	$7,580
Sales tax	8,530	8,743
Purchase of property and equipment	6,816	103
Interest	2,174	816
Insurance	1,744	1,491
Other	6,969	5,094
	$35,499	$23,827

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For a description of related party transactions associated with the Company’s long-term debt, see Note 15, “Related Party Transactions”.

At December 31, 2012 and 2011, the Company’s consolidated long-term debt comprised the following ($ in thousands):

	December 31, 2012	December 31, 2011
Hawaii Gas	$180,000	$170,000
District Energy	164,382	170,000
Atlantic Aviation	731,549	780,588
MIC Solar	83,233	—
Total	1,159,164	1,120,588
Less: current portion	(106,580)	(34,535)
Long-term portion	$1,052,584	$1,086,053

At December 31, 2012, future maturities of long-term debt are as follows ($ in thousands):

2013	$106,580
2014	789,700
2015	3,264
2016	3,439
2017	83,646
Thereafter	172,535
Total	$1,159,164

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Long-Term Debt  – (continued)

MIC Solar

As discussed in Note 5, “Acquisitions and Dispositions”, the Company acquired two solar businesses during the fourth quarter of 2012. In connection with these acquisitions, the Company assumed $83.2 million in term loan and construction loan debt. The portion that related to the project at Tucson, Arizona, upon substantial completion in December of 2012, was converted to a term loan. At December 31, 2012, $58.9 million was outstanding, of which $1.8 million was recorded as current portion of long-term debt. The portion that related to the project at Presidio, Texas, is a construction loan that will be converted to term debt upon substantial completion in 2013. At December 31, 2012, $24.3 million was outstanding, of which $497,000 was recorded as current portion of long-term debt. Material terms of the term loan at Tucson and the construction loan at Presidio are presented below:

Facility Terms
Borrower	Picture Rocks Solar, LLC (Tucson Solar Project)	Bryan Solar, LLC (Presidio Solar Project)
Facilities	$58.9 million term loan (fully drawn at December 31, 2012)	$35.0 million construction loan ($24.3 million outstanding at December 31, 2012) to be converted to term loan during the second quarter of 2013
Amortization	Fully amortizing over 20-year maturity	Fully amortizing over 23-year maturity
Interest Type	Fixed rate	Fixed rate
Interest rate	4.00%	4.50%
Maturity	September 2032	March 2036
Mandatory prepayment	• With net proceeds that equal or exceed $250,000 from the sale of assets not used for replacement of assets;	• With net proceeds that equal or exceed $500,000 from the sale of assets not used for replacement of assets;
	• With insurance proceeds that exceed $1.0 million not used to repair, restore or replace assets;	• With insurance proceeds that exceed $1.0 million not used to repair, restore or replace assets;
	• With condemnation proceeds that exceed $1.0 million not used to repair, restore or replace assets; and	• With condemnation proceeds that exceed $1.0 million not used to repair, restore or replace assets; and
	• With net proceeds from equity and certain debt issuances.	• With net proceeds from equity and certain debt issuances.
Collateral	First lien on the following:	First lien on the following:
	• Project revenues;	• Project revenues;
	• Equity of the Borrower;	• Equity of the Borrower;
	• All property and assets of the Borrower; and	• All property and assets of the Borrower; and
	• Insurance policies and claims or proceeds.	• Insurance policies and claims or proceeds.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Long-Term Debt  – (continued)

Hawaii Gas

On August 8, 2012, the Company completed the refinancing of Hawaii Gas’s long-term debt facilities. Hawaii Gas used the proceeds to refinance all of its debt and to put in place financing that will partially fund future growth initiatives. Hawaii Gas issued $100.0 million of 10-year, non-amortizing senior secured notes. Hawaii Gas also entered into an $80.0 million, 5-year, non-amortizing senior secured term loan agreement. The proceeds of the senior secured notes and the term loan were used to repay the entire $180.0 million of debt comprised of two existing 5-year term loans and a revolving credit facility.

On October 5, 2012, the Hawaii Public Utilities Commission, or HPUC, approved the closing of Hawaii Gas’ $60.0 million, 5-year senior secured revolving credit facility that is available at the operating company level to partially fund capital expenditures and general corporate needs.

The obligations under the credit agreements are secured by security interests in the assets of Hawaii Gas as well as the equity interests of Hawaii Gas and HGC Holdings LLC. Material terms of the term and revolving credit facilities are presented below:

Facility Terms	Holding Company Debt	Operating Company Debt
Borrowers	HGC	The Gas Company, LLC
Facilities	$80.0 million Term Loan (fully drawn at December 31, 2012)	$100.0 million Senior Secured Notes (fully drawn at December 31, 2012)	$60.0 million Revolver Credit Facility (undrawn at December 31, 2012)
Collateral	First lien on all assets of HGC and its subsidiaries	First lien on all assets of TGC and its subsidiaries	First lien on all assets of TGC and its subsidiaries
Maturity	August 2017	August 2022	August 2017
Amortization	—	Payable at maturity	—
Interest Rate: Years 1 – 5	LIBOR plus 2.25% or Base Rate: 1.25% above the greater of the prime rate or the federal funds rate plus 0.5%	4.22% payable semi-annually	LIBOR plus 1.50% or Base Rate: 0.5% above the greater of the prime rate or the federal funds rate plus 0.5%
Commitment Fees: Years 1 – 5	—	—	0.225% on the undrawn portion
Interest Rate: Years 6 – 7	—	4.22% payable semi-annually	—

The floating interest rate of the senior secured term loan agreement floats at LIBOR + 2.25% and the floating rate has effectively been fixed for 4 years at 2.89% using an interest rate swap.

The facilities also require mandatory repayment if the Company fails to either own 50% of the respective borrowers or control the management and policies of the respective borrowers.

As part of the regulatory approval process of the Company’s acquisition of Hawaii Gas, the Company agreed to 14 regulatory conditions from The Hawaii Public Utilities Commission that addresses a variety of matters. The more significant conditions include:

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Long-Term Debt  – (continued)

•	the non-recoverability of goodwill, transaction or transition costs in future rate cases;
•	a requirement that Hawaii Gas and HGC Holdings LLC’s ratio of consolidated debt to total capital does not exceed 65%; and
•	a requirement to maintain $20.0 million in readily available cash resources at Hawaii Gas, HGC Holdings LLC or the Company.

This ratio was 62.1% and 58.7% at December 31, 2012 and 2011, respectively, and $20.0 million in cash resources was readily available at December 31, 2012 and 2011.

District Energy

District Energy has in place a term loan facility, a capital expenditure loan facility and a revolving loan facility. Proceeds of $150.0 million, drawn under the term loan facility in 2007, were used to repay the previously existing debt outstanding, to pay a $14.7 million make-whole payment, and to pay accrued interest, fees and transaction costs.

Material terms of the facility are presented below:

Facility Terms
Borrower	Macquarie District Energy LLC, or MDE
Facilities	• $150.0 million term loan facility (fully drawn at December 31, 2012 and 2011)
• $14.4 million capital expenditure loan facility (fully drawn at December 31, 2012 and 2011)
• $8.4 million revolving loan facility and letter of credit ($7.0 million and $7.1 million utilized at December 31, 2012 and 2011, respectively, for letters of credit)
Amortization	Payable at maturity
Interest Type	Floating
Interest rate and fees	• Interest rate:
• LIBOR plus 1.175% for term loan and capital expenditure facility and 2.25% for the revolving loan facility; or:
• Base Rate (for capital expenditure loan and revolving loan facilities only): 0.5% above the greater of the prime rate or the federal funds rate
• Commitment fee: 0.35% on the undrawn portion.
Maturity	September 2014 for all facilities
Mandatory prepayment	• With net proceeds that exceed $1.0 million from the sale of assets not used for replacement assets;
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

As of December 31, 2012, the Company classified $10.8 million relating to District Energy’s debt in the current portion of long-term debt in the consolidated 2012 balance sheet as it expects to repay this amount during 2013. Under the terms of District Energy’s credit facility, the business must apply excess cash flow from the business to repay additional debt starting with the quarter ended September 30, 2012 and thereafter, to repay its debt facilities through maturity in September of 2014. During the fourth quarter of 2012 and in January of 2013, District Energy paid $5.6 million and $3.4 million, respectively, to its lenders.

Atlantic Aviation

Atlantic Aviation has in place a term loan facility, a capital expenditure facility and a revolving credit facility. On February 25, 2009, Atlantic Aviation amended its credit facility to provide the business additional financial flexibility over the near and medium term. Under the amended terms, effective October of 2012, the business must apply excess cash flow to repay additional debt.

During the first quarter of 2009, the Company provided the business with a capital contribution of $50.0 million. The business paid down $44.6 million of debt and used the remainder of the capital contribution to pay interest rate swap breakage fees and debt amendment costs. In addition, during 2009 the business used $40.6 million of its excess cash flow to repay $37.0 million of the outstanding principal balance of the term loan and $3.6 million in interest rate swap breakage fees. During 2010, the business used $60.5 million of its excess cash flow to repay $55.0 million of the outstanding principal balance of the term loan and $5.5 million in interest rate swap breakage fees. During 2011, the business used $38.5 million of its excess cash flow to repay $36.2 million of the outstanding principal balance of the term loan and $2.3 million in interest rate swap breakage fees. During 2012, the business used $51.9 million of its excess cash flow to repay $51.3 million of the outstanding principal balance of the term loan and $595,000 in interest rate swap breakage fees. In February of 2013, Atlantic Aviation used $13.5 million of excess cash flow to repay the outstanding principal balance of the term debt under this facility.

The Company has classified $92.9 million relating to Atlantic Aviation’s term loan debt in the current portion of long-term debt in the consolidated balance sheet at December 31, 2012, as it expects to repay this amount within one year.

The key terms of the loan agreement of Atlantic Aviation, as revised on February 25, 2009, are presented below:

Facility Terms
Borrower	Atlantic Aviation
Facilities	• $900.0 million term loan facility (outstanding balance of $675.8 million and $727.2 million at December 31, 2012 and 2011, respectively)
• $50.0 million capital expenditure facility ($50.0 million drawn at December 31, 2012 and 2011)

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Long-Term Debt  – (continued)

Facility Terms
• $18.0 million revolving working capital and letters of credit facility ($7.1 million and $7.6 million utilized to back letters of credit at December 31, 2012 and 2011, respectively)
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

Atlantic Aviation also has stand-alone debt facilities used to fund construction at its FBOs. At December 31, 2012 and 2011, the outstanding balances on the stand-alone facilities were $5.7 million and $3.4 million, respectively. The Company has classified $504,000 relating to the stand-alone debt facilities in the current portion of long-term debt in the consolidated balance sheet at December 31, 2012.

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

At December 31, 2012, the Company had $1.2 billion of current and long-term debt, $905.8 million of which was economically hedged with interest rate contracts and $253.3 million of which was unhedged. At December 31, 2011, the Company had $1.1 billion of current and long-term debt, $1.0 billion of which was economically hedged with interest rate swaps and $83.4 million of which was unhedged.

Effective February 25, 2009 for Atlantic Aviation and effective April 1, 2009 for the Company’s other businesses, the Company elected to discontinue hedge accounting. In prior periods, when the Company applied hedge accounting, changes in the fair value of derivatives that effectively offset the variability of cash flows on the Company’s debt interest obligations were recorded in other comprehensive income or loss. From the dates that hedge accounting was discontinued, all movements in the fair value of the interest rate swaps are recorded directly through earnings. As interest payments are made, a portion of the other comprehensive loss recorded under hedge accounting is also reclassified into earnings. The Company will reclassify into earnings $2.3 million of net derivative losses, included in accumulated other comprehensive loss as of December 31, 2012, over the remaining life of the existing interest rate swaps, of which approximately $1.4 million will be reclassified over the next 12 months.

As discussed in Note 10, “Long-Term Debt”, excess cash flow generated at District Energy must be applied towards the principal balance of the term loan during the last two years before maturity. District Energy will record additional reclassifications from accumulated other comprehensive loss to interest expense when the business pays down its debt more quickly than anticipated.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Derivative Instruments and Hedging Activities  – (continued)

As discussed in Note 10, “Long-Term Debt”, on August 8, 2012, the Company completed the refinancing of Hawaii Gas’s long-term debt facilities. Hawaii Gas used the proceeds to refinance all of its existing debt. In addition, Hawaii Gas paid off the outstanding balance on its interest rate swaps totaling $8.7 million. Hawaii Gas also reclassified the remaining derivative losses of $2.0 million, net of taxes, into earnings from accumulated other comprehensive losses.

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

During the quarter ended June 30, 2012, Atlantic Aviation and District Energy amended their interest rate basis swap contracts that expired in October of 2012 and expire in June of 2013, respectively. These contracts effectively changed the interest rate index on each business’ existing swap contracts from the 90-day LIBOR rate to the 30-day LIBOR rate plus a margin of 10 basis points for Atlantic Aviation and 9 basis points for District Energy. This transaction resulted in approximately $280,000 lower interest expense for these businesses for the year ended December 31, 2012.

The Company measures derivative instruments at fair value using the income approach which discounts the future net cash settlements expected under the derivative contracts to a present value. These valuations utilize primarily observable (“level 2”) inputs, including contractual terms, interest rates and yield curves observable at commonly quoted intervals.

The Company’s fair value measurements of its derivative instruments and the related location of the liabilities associated with the hedging instruments within the consolidated balance sheets at December 31, 2012 and December 31, 2011 were as follows ($ in thousands):

	Assets (Liabilities) at Fair Value(1)
	Interest Rate Contracts Not Designated as Hedging Instruments
Balance Sheet Location	December 31, 2012	December 31, 2011
Fair value of derivative instruments – non-current assets(2)	$95	$—
Total interest rate derivative contracts – assets(2)	$95	$—
Fair value of derivative instruments – current liabilities(3)	$(7,450)	$(39,339)
Fair value of derivative instruments – non-current liabilities(3)	(5,360)	(15,576)
Total interest rate derivative contracts – liabilities(3)	$(12,810)	$(54,915)

(1)	Fair value measurements at reporting date were made using significant other observable inputs (“level 2”).
(2)	Derivative contracts classified as assets represent interest rate caps.
(3)	Derivative contracts classified as liabilities represent interest rate swaps.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Derivative Instruments and Hedging Activities  – (continued)

The Company’s hedging activities for the years ended December 31, 2012 and 2011 and the related location within the consolidated financial statements were as follows ($ in thousands):

	Derivatives Not Designated as Hedging Instruments
	Amount of Gain (Loss) Recognized in Interest Expense for the Years Ended December 31,
Financial Statement Account	2012(1)	2011(2)
Interest expense – Interest rate cap	$(252)	$—
Interest expense – Interest rate swaps	(21,379)	(35,007)
Total	$(21,631)	$(35,007)

(1)	Net loss recognized in interest expense for the interest rate swap contracts for the year ended December 31, 2012 includes $15.4 million of derivative losses reclassified from accumulated other comprehensive loss and $6.0 million of unrealized derivative losses. Net loss recognized in interest expense for the year ended December 31, 2012 also includes $252,000 of unrealized derivative losses from an interest rate cap contract.
(2)	Net loss recognized in interest expense for the interest rate swap contracts for the year ended December 31, 2011 includes $22.1 million of derivative losses reclassified from accumulated other comprehensive loss and $12.9 million of unrealized derivative losses.

All of the Company’s derivative instruments are collateralized by all of the assets of the respective businesses.

12. Notes Payable and Capital Leases

The Company has existing notes payable with various finance companies for the purchase of equipment. The notes are secured by the equipment and require monthly payments of principal and interest. The Company also leases certain equipment under capital leases. The following is a summary of the maturities of the notes payable and the future minimum lease payments under capital leases, together with the present value of the minimum lease payments, as of December 31, 2012 ($ in thousands):

	Notes Payable	Capital Leases
2013	$93	$1,574
2014	93	1,494
2015	78	638
2016	—	—
2017	—	—
Thereafter	—	—
Present value of minimum payments	264	3,706
Less: current portion	(93)	(1,574)
Long-term portion	$171	$2,132

The net book value of equipment under capital leases at December 31, 2012 and 2011 was $5.3 million and $2.7 million, respectively.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Members’ Equity

The Company is authorized to issue 500,000,000 LLC interests. Each outstanding LLC interest of the Company is entitled to one vote on any matter with respect to which holders of LLC interests are entitled to vote.

Accumulated Other Comprehensive Loss

The following represents the changes and balances to the components of accumulated other comprehensive loss for the years ended December 31, 2012, 2011 and 2010.

	Cash Flow Hedges, net of taxes(1)	Post-Retirement Benefit Plans, net of taxes(2)	Translation Adjustment, net of taxes(3)	Total Accumulated Other Comprehensive Loss, net of taxes	Noncontrolling Interests	Total Members' Accumulated Other Comprehensive Loss, net of taxes
Balance at December 31, 2009	$(42,728)	$(5,058)	$—	$(47,786)	$4,554	$(43,232)
Reclassification of realized losses of derivatives into earnings	19,536	—	—	19,536	(1,964)	17,572
Change in post-retirement benefit plans	—	(152)	—	(152)	—	(152)
Balance at December 31, 2010	$(23,192)	$(5,210)	$—	$(28,402)	$2,590	$(25,812)
Reclassification of realized losses of derivatives into earnings	12,855	—	—	12,855	(1,164)	11,691
Change in post-retirement benefit plans	—	(13,701)	—	(13,701)	—	(13,701)
Translation adjustment	—	—	410	410	—	410
Balance at December 31, 2011	$(10,337)	$(18,911)	$410	$(28,838)	$1,426	$(27,412)
Reclassification of realized losses of derivatives into earnings	8,799	—	—	8,799	(737)	8,062
Change in post-retirement benefit plan	—	(1,555)	—	(1,555)	—	(1,555)
Translation adjustment	—	—	104	104	—	104
Balance at December 31, 2012	$(1,538)	$(20,466)	$514	$(21,490)	$689	$(20,801)

(1)	Reclassification of realized losses of derivatives into earnings is presented net of taxes of $7.0 million, $8.6 million and $13.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.
(2)	Change in post-retirement benefit plans is presented net of taxes of $1.0 million, $7.7 million and $98,000 for the years ended December 31, 2012, 2011 and 2010, respectively.
(3)	Translation adjustment is presented net of taxes of $56,000 and $221,000 for the years ended December 31, 2012 and 2011, respectively.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Members’ Equity  – (continued)

Dividends

The Company’s Board of Directors have made or declared the following dividends during 2012 and 2011:

Declared	Period Covered	$ per LLC Interest	Record Date	Payable Date
December 12, 2012	Fourth quarter 2012	$0.6875	December 24, 2012	December 28, 2012
October 29, 2012	Third quarter 2012	$0.6875	November 12, 2012	November 15, 2012
July 30, 2012	Second quarter 2012	$0.625	August 13, 2012	August 16, 2012
April 30, 2012	First quarter 2012	$0.20	May 14, 2012	May 17, 2012
February 1, 2012	Fourth quarter 2011	$0.20	March 5, 2012	March 8, 2012
October 31, 2011	Third quarter 2011	$0.20	November 14, 2011	November 17, 2011
August 1, 2011	Second quarter 2011	$0.20	August 15, 2011	August 18, 2011
May 2, 2011	First quarter 2011	$0.20	May 11, 2011	May 18, 2011

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Members’ Equity  – (continued)

The Company has issued the following stock to the Board of Directors under this plan:

Date of Grant	Stock Units Granted		Price of Stock Units Granted	Date of Vesting
December 21, 2004	7,644	(1)	$25.00	May 24, 2005
May 25, 2005	15,873		$28.35	May 25, 2006
May 25, 2006	16,869		$26.68	May 23, 2007
May 24, 2007	10,314		$43.63	May 26, 2008
May 27, 2008	14,115		$31.88	June 3, 2009
June 4, 2009	128,205		$3.51	June 2, 2010
June 3, 2010	31,989		$14.07	June 1, 2011
June 2, 2011	17,925		$25.10	May 30, 2012
August 12, 2011	5,209		$23.21	May 30, 2012
May 31, 2012	18,208		$32.95	(2)

(1)	Pro rata basis relating to the period from the closing of the initial public offering through the anticipated date of the Company's first annual meeting of stockholders.
(2)	Date of vesting will be the day immediately preceding the 2013 annual meeting of the Company's LLC interest holders.

14. Reportable Segments

The Company’s businesses consist of three reportable segments: Hawaii Gas, District Energy and Atlantic Aviation. The Company also has a 50% investment in IMTT, which is accounted for under the equity method. Financial information for IMTT’s business as a whole is presented below ($ in thousands):

	As of, and for the Year Ended December 31,
	2012	2011	2010
Revenue	$474,388	$447,092	$557,184
Net income	$74,278	$54,957	$72,064
Interest expense, net	35,244	52,257	50,335
Provision of income taxes	51,293	34,820	53,521
Depreciation and amortization	70,016	64,470	61,277
Other non-cash expense (income)	855	(114)	(361)
EBITDA excluding non-cash items(1)	$231,686	$206,390	$236,836
Capital expenditures paid	$151,786	$122,268	$107,832
Property, equipment, land and leasehold improvements, net	1,216,199	1,109,487	1,041,339
Total assets balance	1,323,866	1,263,986	1,221,862

(1)	EBITDA consists of earnings before interest, taxes, depreciation and amortization. Non-cash items that are excluded consist of impairments, derivative gains and losses and all other non-cash income and expense items.

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

The revenue from the District Energy segment is included in service revenue and financing and equipment lease income. Included in service revenue is capacity revenue, which relates to monthly fixed contract charges, and consumption revenue, which relates to contractual rates applied to actual usage. Financing and equipment lease income relates to direct financing lease transactions and equipment leases to the business’ various customers. Finance lease revenue, recorded on the consolidated statement of operations, is the interest portion of lease payments received from equipment leases with various customers primarily in Las Vegas. The principal portion of the cash receipts on these equipment leases are recorded in the operating activities of the consolidated cash flow statements. District Energy provides its services to buildings primarily in the downtown Chicago, Illinois area and to a casino and a shopping mall located in Las Vegas, Nevada.

The Atlantic Aviation business segment derives the majority of its revenues from fuel sales and from other airport services, including de-icing, aircraft hangarage and other aviation services. All of the revenue of Atlantic Aviation is generated at airports in the U.S., of which there were 62 at December 31, 2012.

Selected information by segment is presented in the following tables. The tables do not include financial data for the Company’s equity investment in IMTT.

Revenue from external customers for the Company’s consolidated reportable segments was as follows ($ in thousands):

	Year Ended December 31, 2012
	Hawaii Gas	District Energy	Atlantic Aviation	Total Reportable Segments
Revenue from Product Sales
Product sales(1)	$116,099	$—	$560,710	$676,809
Product sales – utility	144,439	—	—	144,439
	260,538	—	560,710	821,248
Service Revenue
Other services	—	2,782	159,145	161,927
Cooling capacity revenue	—	22,311	—	22,311
Cooling consumption revenue	—	23,669	—	23,669
	—	48,762	159,145	207,907
Financing and Lease Income
Financing and equipment lease	—	4,536	—	4,536
	—	4,536	—	4,536
Total Revenue	$260,538	$53,298	$719,855	$1,033,691

(1)	Product sales excludes revenue from MIC Solar of $355,000.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Reportable Segments  – (continued)

	Year Ended December 31, 2011
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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Reportable Segments  – (continued)

	Year Ended December 31, 2012
	Hawaii Gas	District Energy	Atlantic Aviation	Total Reportable Segments
Net income	$20,620	$3,313	$27,738	$51,671
Interest expense, net	10,860	7,712	27,963	46,535
Provision for income taxes	13,904	2,322	21,340	37,566
Depreciation(1)	6,982	6,727	24,451	38,160
Amortization of intangibles	999	1,372	32,230	34,601
Gain on disposal of assets	—	—	(1,979)	(1,979)
Other non-cash expense (income)	2,940	723	(988)	2,675
EBITDA excluding non-cash items	$56,305	$22,169	$130,755	$209,229

(1)	Depreciation excludes depreciation from MIC Solar of $154,000.

	Year Ended December 31, 2011
	Hawaii Gas	District Energy	Atlantic Aviation(1)	Total Reportable Segments
Net income	$18,172	$304	$9,642	$28,118
Interest expense, net	9,138	13,208	36,905	59,251
Provision for income taxes	12,225	212	11,952	24,389
Depreciation	6,395	6,639	27,420	40,454
Amortization of intangibles	823	1,368	39,916	42,107
Loss on disposal of assets	—	—	617	617
Other non-cash expense	2,279	964	228	3,471
EBITDA excluding non-cash items	$49,032	$22,695	$126,680	$198,407

(1)	Includes non-cash impairment charges of $8.7 million recorded during the quarter ended June 30, 2011, consisting of $7.3 million related to intangible assets (in amortization of intangibles) and $1.4 million related to property, equipment, land and leasehold improvements (in depreciation). In addition, during the quarter ended September 30, 2011, Atlantic Aviation consolidated two FBOs it operated at one airport. Atlantic Aviation has vacated a portion of its leased premises and recorded non-cash write-offs of $2.9 million primarily associated with leasehold improvements in depreciation expense in the consolidated statement of operations.

	Year Ended December 31, 2010
	Hawaii Gas	District Energy	Atlantic Aviation	Total Reportable Segments
Net income (loss)	$11,498	$(2,822)	$(18,294)	$(9,618)
Interest expense, net	16,505	20,671	69,409	106,585
Provision (benefit) for income taxes	7,400	(1,844)	(9,497)	(3,941)
Depreciation	5,826	6,555	23,895	36,276
Amortization of intangibles	823	1,368	32,707	34,898
Loss on disposable of assets(1)	—	—	17,869	17,869
Other non-cash expense (income)	2,384	(1,082)	1,388	2,690
EBITDA excluding non-cash items	$44,436	$22,846	$117,477	$184,759

(1)	Loss on disposable includes write-offs of intangible assets of $10.4 million, property, equipment, land and leasehold improvements of $5.6 million and goodwill of $1.9 million at Atlantic Aviation.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Reportable Segments  – (continued)

Reconciliation of total reportable segments’ EBITDA excluding non-cash items to consolidated net income before income taxes are as follows ($ in thousands):

	Year Ended December 31,
	2012	2011	2010
Total reportable segments EBITDA excluding non-cash items	$209,229	$198,407	$184,759
Interest income	222	112	29
Interest expense	(46,623)	(59,361)	(106,834)
Depreciation(1)	(38,160)	(40,454)	(36,276)
Amortization of intangibles(2)	(34,601)	(42,107)	(34,898)
Non-cash gain (loss) on disposal of assets	1,979	(617)	(17,869)
Net operating expense – corporate and other	(16,653)	(8,939)	(7,360)
Fees to manager	(89,227)	(15,475)	(10,051)
Equity in earnings and amortization charges of investees	32,327	22,763	31,301
Other expense, net	(1,957)	(2,723)	(1,492)
Total consolidated net income from continuing operations before income taxes	$16,536	$51,606	$1,309

(1)	Depreciation includes depreciation expense for District Energy, which is reported in cost of services in the consolidated statement of operations. Depreciation also includes non-cash impairment charges of $1.4 million recorded by Atlantic Aviation for the quarter ended June 30, 2011. In addition, during the quarter ended September 30, 2011, Atlantic Aviation consolidated two FBOs it operated at one airport. Atlantic Aviation has vacated a portion of its leased premises and recorded non-cash write-offs of $2.9 million primarily associated with leasehold improvements in depreciation expense in the consolidated statement of operations.
(2)	Amortization expense includes non-cash impairment charges of $7.3 million for contractual arrangements recorded by Atlantic Aviation during the quarter ended June 30, 2011.

Capital expenditures for the Company’s reportable segments were as follows ($ in thousands):

	Year Ended December 31,
	2012	2011	2010
Hawaii Gas	$18,277	$16,290	$10,755
District Energy	1,478	2,129	1,504
Atlantic Aviation	19,533	15,345	10,431
Total	$39,288	$33,764	$22,690

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Reportable Segments  – (continued)

Property, equipment, land and leasehold improvements, goodwill and total assets for the Company’s reportable segments as of December 31st were as follows ($ in thousands):

	Property, Equipment, Land and Leasehold Improvements		Goodwill		Total Assets
	2012(1)	2011(2)	2012	2011(3)	2012(1)	2011
Hawaii Gas	$171,142	$159,019	$120,193	$120,193	$387,031	$373,485
District Energy	136,660	141,728	18,647	18,647	207,135	217,556
Atlantic Aviation	257,538	260,275	375,800	377,335	1,311,356	1,374,395
Total	$565,340	$561,022	$514,640	$516,175	$1,905,522	$1,965,436

(1)	Excludes property and equipment and total assets related to MIC Solar of $142.7 million and $157.5 million, respectively.
(2)	Includes non-cash impairment charges of $1.4 million recorded during the quarter ended June 30, 2011 and non-cash write-offs of $2.9 million of leasehold improvements recorded during the quarter ended September 30, 2011 at Atlantic Aviation.
(3)	Includes $5.0 million of goodwill acquired during the Oregon FBOs acquisition during the third quarter of 2011, offset by $3.1 million non-cash write-offs of goodwill associated with the sale of FBOs during 2011 at Atlantic Aviation.

Reconciliation of reportable segments’ total assets to consolidated total assets ($ in thousands):

	As of December 31,
	2012	2011
Total assets of reportable segments	$1,905,522	$1,965,436
Investment in IMTT	75,205	230,401
Corporate and other(1)	242,967	(27,204)
Total consolidated assets	$2,223,694	$2,168,633

(1)	Includes total assets related to MIC Solar of $157.5 million.

15. Related Party Transactions

Management Services Agreement with Macquarie Infrastructure Management (USA) Inc. (the Manager)

The Manager acquired 2,000,000 shares of trust stock concurrently with the closing of the initial public offering in December of 2004, with an aggregate purchase price of $50.0 million, at a purchase price per share equal to the initial public offering price of $25.00, which were exchanged for LLC interests on June 25, 2007. Pursuant to the terms of the Management Agreement (discussed below), the Manager may sell these LLC interests at any time. The Manager has also received additional shares of trust stock and LLC interests (the LLC interests replacing the trust stock following the dissolution of the Trust in June 2007) by reinvesting some performance fees and base management fees. As part of the equity offering which closed in July 2007, the Manager sold 599,000 of its LLC interests at a price of $40.99 per LLC interest. At December 31, 2012, the Manager held 5,480,929 LLC interests of the Company.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Related Party Transactions  – (continued)

Since January 1, 2011, the Company paid the Manager cash dividends for LLC interests held for the following periods:

Declared	Period Covered	$ per LLC Interest	Record Date	Payable Date	Amount Paid to Manager (in thousands)
December 12, 2012	Fourth quarter 2012	$0.6875	December 24, 2012	December 28, 2012	$3,768
October 29, 2012	Third quarter 2012	$0.6875	November 12, 2012	November 15, 2012	$3,290
July 30, 2012	Second quarter 2012	$0.625	August 13, 2012	August 16, 2012	$2,920
April 30, 2012	First quarter 2012	$0.20	May 14, 2012	May 17, 2012	$905
February 1, 2012	Fourth quarter 2011	$0.20	March 5, 2012	March 8, 2012	$878
October 31, 2011	Third quarter 2011	$0.20	November 14, 2011	November 17, 2011	$852
August 1, 2011	Second quarter 2011	$0.20	August 15, 2011	August 18, 2011	$816
May 2, 2011	First quarter 2011	$0.20	May 11, 2011	May 18, 2011	$787

The Company has a management services agreement, or Management Agreement, with the Manager pursuant to which the Manager manages the Company’s day-to-day operations and oversees the management teams of the Company’s operating businesses. In addition, the Manager has the right to appoint the Chairman of the Board of the Company and an alternate, subject to minimum equity ownership, and to assign, or second, to the Company, two of its employees to serve as chief executive officer and chief financial officer of the Company and seconds or makes other personnel available as required.

In accordance with the Management Agreement, the Manager is entitled to a quarterly base management fee based primarily on the Company’s market capitalization, and a performance fee, based on the performance of the Company’s stock relative to a U.S. utilities index. For the year ended December 31, 2012, the Company incurred performance fees of $67.3 million to the Manager. The Manager elected to reinvest this performance fee in additional LLC interests. LLC interests for the third quarter of 2012 performance fee were issued to the Manager during the fourth quarter of 2012. LLC interests for the fourth quarter of 2012 performance fee will be issued to the Manager during the first quarter of 2013. The unpaid portion of the performance fee at the end of each reporting period is included in due to manager-related party in the consolidated balance sheets. For the years ended December 31, 2011 and 2010, the Manager did not earn a performance fee.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Related Party Transactions  – (continued)

For the years ended December 31, 2012, 2011 and 2010, the Company incurred base management fees of $21.9 million, $15.5 million and $10.1 million, respectively. The unpaid portion of the base management fees at the end of each reporting period is included in due to manager-related party in the consolidated balance sheets. The following table shows the Manager’s election to reinvest its quarterly base management fees and performance fees, if any, in additional LLC interests:

Period	Base Management Fee Amount ($ in thousands)	Performance Fee Amount ($ in thousands)	LLC Interests Issued	Issue Date
2012 Activities:
Fourth quarter 2012	$6,299	$43,820	(1)	(1)
Third quarter 2012	5,844	23,509	695,068	December 05, 2012
Second quarter 2012	4,760	—	113,847	August 30, 2012
First quarter 2012	4,995	—	147,682	May 31, 2012
2011 Activities:
Fourth quarter 2011	$4,222	$—	135,987	March 20, 2012
Third quarter 2011	3,465	—	130,344	November 30, 2011
Second quarter 2011	4,156	—	179,623	August 31, 2011
First quarter 2011	3,632	—	144,742	June 6, 2011
2010 Activities:
Fourth quarter 2010	$3,214	$—	136,079	March 22, 2011
First quarter 2010	2,189	—	155,375	June 11, 2010

(1)	LLC interests for the fourth quarter of 2012 base management fee and performance fee will be issued to the Manager during the first quarter of 2013.

The base management fees in the amount of $2.3 million and $2.4 million for the second and third quarters of 2010, respectively, were paid in cash to the Manager during the third and fourth quarter of 2010, respectively.

The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its base management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries and investments, income taxes, audit and legal fees, acquisitions and dispositions and its compliance with applicable laws and regulations. During the years ended December 31, 2012, 2011 and 2010, the Manager charged the Company $480,000, $286,000 and $323,000, respectively, for reimbursement of out-of-pocket expenses. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in due to manager-related party in the consolidated balance sheets.

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

During 2012, MIC engaged MCUSA as a Joint Bookrunner and Lead Placement Agent on the refinancing of a portion of Hawaii Gas’s long-term debt facilities. As discussed in Note 10, ``Long-Term Debt”, on

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Related Party Transactions  – (continued)

August 8, 2012, Hawaii Gas issued $100.0 million of 10-year, non-amortizing senior secured notes in connection with this engagement. During the quarter ended September 30, 2012, MIC incurred and paid $100,000 in fees to MCUSA relating to the services provided.

During the fourth quarter of 2012, MIC also engaged MCUSA in connection with its ongoing initiative to bring Liquefied Natural Gas to the state of Hawaii. The business incurred $50,000 in fees to MCUSA during the quarter ended December 31, 2012 for such services.

No amounts were incurred during the year ended December 31, 2011. During 2010, the Company incurred advisory fees of $500,000 from MCUSA for holding company debt restructuring advice.

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

Derivative Instruments and Hedging Activities

The Company has derivative instruments in place to fix the interest rate on certain outstanding variable rate term loan facilities. MBL has provided interest rate swaps for Atlantic Aviation, which matured in December of 2010. During the year ended December 31, 2010, Atlantic Aviation made net payments to MBL of $13.0 million in relation to these swaps. As discussed in Note 10, “Long-Term Debt”, for the year ended December 31, 2010, Atlantic Aviation paid $5.5 million in interest rate swap breakage fees, of which $496,000 was paid to MBL.

MBL has also provided interest rate swaps for Hawaii Gas, prior to its refinancing as discussed in Note 11, “Derivative Instruments and Hedging Activities”. On August 8, 2012, the Company completed the refinancing of Hawaii Gas’ long-term debt facilities. At the same time, Hawaii Gas paid off the outstanding balance on its interest rate swaps totaling $8.7 million, of which $2.6 million was paid to MBL.

Prior to the refinancing of Hawaii Gas’ debt, the business had $160.0 million of its term loans hedged, of which MBL was providing the interest rate swaps for a notional amount of $48.0 million. The remainder of the swaps were from an unrelated third party. During 2012, up to the date of refinancing discussed above, Hawaii Gas made payments to MBL of $1.0 million in relation to these swaps. During the years ended December 31, 2011 and 2010, Hawaii Gas made net payments to MBL of $2.2 million and $2.1 million, respectively, in relation to these swaps.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Related Party Transactions  – (continued)

Other Transactions

Macquarie, through the Macquarie Insurance Facility (MIF), has an aggregated insurance buying program. By combining the insurance premiums of Macquarie owned and managed funds, MIF has been able to deliver very competitive terms to businesses that participate in the facility. MIF earns a commission from the insurers. No payments were made to MIF by the Company during the years ended December 31, 2012, 2011 and 2010. In February of 2013, the Company renewed its Directors and Officers liability insurance utilizing several of the MIF insurers.

Atlantic Aviation, Hawaii Gas, and District Energy purchase and renew property and casualty insurance coverage on an ongoing basis from insurance underwriters who then pay commissions to MIF. During 2012, MIC Solar also purchased property and casualty insurance coverage for which the commission was paid to MIF from insurance underwriters. For the years ended December 31, 2012, 2011 and 2010, no payments were made directly to MIF for property and casualty insurance.

Macquarie Energy North America Trading Inc., or MENAT, an indirect subsidiary of Macquarie Group Limited, entered into an agreement with IMTT to rent a 147,000 barrel tank for one month during the quarter ended September 30, 2012. IMTT recorded revenue from MENAT of $151,000 for this transaction. As of December 31, 2012, there was no receivable balance outstanding from MENAT.

Atlantic Aviation entered into a copiers lease agreement with Macquarie Equipment Finance, or MEF, an indirect subsidiary of Macquarie Group Limited. For the years ended December 31, 2012, 2011 and 2010, Atlantic Aviation incurred $23,000, $23,000 and $31,000, respectively, in lease expense on these copiers. As of December 31, 2012 and 2011, Atlantic Aviation had prepaid the January of 2013 and 2012 monthly payment to MEF for $2,000, which is included in prepaid expenses in the consolidated balance sheet for respective periods.

Hawaii Gas entered into licensing agreements with Utility Service Partners, Inc. and America’s Water Heater Rentals, LLC, both indirect subsidiaries of Macquarie Group Limited, to enable these entities to offer products and services to Hawaii Gas’s customer base. No payments were made under these arrangements during the years ended December 31, 2012, 2011 and 2010.

In 2008, Macquarie Global Opportunities Partners, or MGOP, a private equity fund managed by the Macquarie Group, acquired Sentient Flight Group (``Sentient”), a jet membership, retail charter and fuel management business. Sentient was an existing customer of Atlantic Aviation. On May 31, 2012, MGOP sold its interest in Sentient to a third party. For the five months ended May 31, 2012, Atlantic Aviation recorded $9.3 million in revenue from Sentient. For the years ended December 31, 2011 and 2010, Atlantic Aviation recorded $20.5 million and $16.6 million, respectively, in revenue from Sentient. As of December 31, 2012, Atlantic Aviation had no receivables from Sentient. As of December 31, 2011, Atlantic Aviation had $452,000 in receivables from Sentient, which is included in accounts receivable in the consolidated balance sheets. During the year ended December 31, 2010, Atlantic Aviation paid $15,000 to Sentient for charter services rendered.

In August of 2010, Macquarie AirFinance, or MAF, an indirect subsidiary of Macquarie Group Limited, parked an aircraft at one of Atlantic Aviation’s airports. During the year ended December 31, 2010, Atlantic Aviation recorded $11,000 in revenue from MAF’s agent. As of December 31, 2010, there was no receivable balance outstanding from MAF.

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

Components of the Company’s income tax benefit or expense related to the income or loss from continuing operations for the years ended December 31, 2012, 2011 and 2010 were as follows ($ in thousands):

	Year Ended December 31,
	2012	2011	2010
Current taxes:
Federal	$133	$222	$—
State	3,113	3,281	2,401
Total current tax provision	$3,246	$3,503	$2,401
Deferred taxes:
Federal	$1,505	$16,422	$(6,122)
State	(5,485)	1,476	(3,171)
Total deferred tax (benefit) provision	(3,980)	17,898	(9,293)
Change in valuation allowance	3,019	1,317	(1,805)
Total tax provision (benefit)	$2,285	$22,718	$(8,697)

As discussed in Note 5, “Acquisitions and Dispositions”, on November 21, 2012 and December 21, 2012, the Company completed the acquisition of two solar farm projects in Tucson, Arizona, and in Presidio, Texas, respectively. The investment in Tucson was made with a noncontrolling co-investor, and is treated as a partnership for federal income tax purposes.

In January of 2013, the President signed into law the American Taxpayer Relief Act of 2012 (the “2012 Tax Act”). The 2012 Tax Act makes retroactive and extends several tax provisions applicable to corporations. One provision in the 2012 Tax Act is the extension of 50% bonus depreciation for certain assets placed in service in 2013. Other than the extension of the bonus depreciation provision, the Company does not expect the provisions of the 2012 Tax Act to have a material effect on its tax profile.

In January of 2011, the State of Illinois enacted the Taxpayer Accountability and Budget Stabilization Act. The legislation increases the corporate income tax rate to 7.0% from 4.8% for taxable years beginning on or after January 1, 2011 and prior to January 1, 2015; to 5.25% for taxable years beginning on or after January 1, 2015 and prior to January 1, 2025; and returns the rate to 4.8% for taxable years beginning on or after January 1, 2025. The income tax expense for 2011 includes a deferred income tax expense of approximately $147,000 to reflect the effects of the rate increase. In addition, this Act suspends the use of state net operating loss carryforwards until 2012, and limits the annual utilization in 2012 through 2014 to $100,000 per year.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Income Taxes  – (continued)

The tax effects of temporary differences give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011, are presented below ($ in thousands):

	At December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$84,848	$63,415
Lease transaction costs	944	1,111
Deferred revenue	1,644	1,586
Accrued compensation	11,810	11,026
Accrued expenses	1,139	959
Other	2,567	2,192
Unrealized losses	5,089	21,902
Allowance for doubtful accounts	345	177
Total gross deferred tax assets	108,386	102,368
Less: valuation allowance	(13,509)	(10,490)
Net deferred tax assets after valuation allowance	$94,877	$91,878
Deferred tax liabilities:
Intangible assets	$(155,209)	$(157,686)
Investment basis difference	(86,951)	(84,897)
Property and equipment	(13,694)	(6,316)
Prepaid expenses	(1,612)	(1,139)
Total deferred tax liabilities	(257,466)	(250,038)
Net deferred tax liability	(162,589)	(158,160)
Less: current deferred tax asset	(6,803)	(19,102)
Noncurrent deferred tax liability	$(169,392)	$(177,262)

At December 31, 2012, the Company and its wholly owned subsidiaries had federal income tax NOL carryforwards of approximately $192.2 million, which are available to offset future taxable income, if any, through 2032. However, the Company has placed a full valuation allowance on $7.8 million of these NOLs, as their probability of being realized is less than more likely than not. Approximately $35.8 million of these NOLs may be limited, on an annual basis, due to the change of control for tax purposes of the respective subsidiaries in which such losses were incurred. In addition, District Energy has NOL carryforwards of approximately $9.8 million, all of which are subject to limitations on realization due to a change in control for tax purposes in 2009.

In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The sale of a 49.99% interest in District Energy precludes including that business in the Company’s consolidated federal income tax return from the date of sale. Accordingly, the net deferred tax liabilities of that business, approximately $45.2 million, cannot be considered in evaluating the ultimate realization of the Company’s deferred tax assets.

The Company increased the valuation allowance by $3.0 million and $1.3 million in 2012 and 2011, respectively, for certain state net operating loss carryforwards.

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

As of December 31, 2012, the Company had approximately $162.6 million in net deferred tax liabilities. A significant portion of the Company’s deferred tax liabilities relates to tax basis temporary differences of both intangible assets and property and equipment. The Company records the acquisitions of consolidated businesses under the purchase method of accounting and accordingly recognizes a significant increase to the value of the intangible assets and to property and equipment. For tax purposes, the Company may assume the existing tax basis of the acquired businesses, in which cases the Company records a deferred tax liability to reflect the increase in the purchase accounting basis of the assets acquired over the carryover income tax basis. This liability will reduce in future periods as these temporary differences reverse.

Income tax provision attributable to income from continuing operations was $2.3 million and $22.7 million for the years ended December 31, 2012 and 2011, respectively and an income tax benefit of $8.7 million for the year ended December 31, 2010. These amounts are different from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as a result of the following ($ in thousands):

	Year Ended December 31,
	2012	2011	2010
Tax provision at U.S. statutory rate	$5,788	$18,062	$458
Impairment of non-deductible intangibles	—	—	675
Permanent and other differences between book and federal taxable income	(949)	708	(1,680)
State income taxes, net of federal benefit	(2,613)	2,583	(502)
Income attributable to noncontrolling interest in Northwind Aladdin	(725)	(297)	(449)
District Energy taxable dividend income in excess of book income	785	1,926	3,584
IMTT book income in excess of taxable dividend	(6,897)	(7,967)	(5,693)
Federal dividends received deduction on IMTT and District Energy dividends	(4,162)	(1,541)	(7,068)
Increase in book basis in excess of tax basis in IMTT	8,039	7,927	4,043
Change in valuation allowance	3,019	1,317	(2,065)
Total tax provision (benefit)	$2,285	$22,718	$(8,697)

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Income Taxes  – (continued)

The federal statute of limitations on the assessment of additional income tax liabilities has lapsed for all returns filed for years ending on or before December 31, 2008. In 2012, the IRS concluded an audit of Hawaii Gas for the 2009 and 2010 tax years. The audit did not result in a material change to the returns as filed. There are no ongoing examinations of the federal income tax returns of the Company or its consolidated subsidiaries. The various state statutes of limitations on the assessment of additional income taxes have lapsed on all returns filed for the years ending December 31, 2007, except for the 2007 New York State examination of the returns filed for the Company and its subsidiaries. There are ongoing state examinations, but none are expected to result in an assessment that is material to the Company’s financial statements.

The following table sets forth a reconciliation of the Company’s unrecognized tax benefits from January 1, 2012 to December 31, 2012 ($ in thousands):

Balance as of January 1, 2012	$400
Current year increases	72
Balance as of December 31, 2012	$472

17. Leases

The Company leases land, buildings, office space and certain office equipment under non-cancellable operating lease agreements that expire through April of 2057.

Future minimum rental commitments at December 31, 2012 are as follows ($ in thousands):

2013	$34,098
2014	32,938
2015	30,190
2016	27,614
2017	25,886
Thereafter	302,208
Total	$452,934

Rent expense under all operating leases for the years ended December 31, 2012, 2011 and 2010 was $34.9 million, $34.4 million and $35.9 million, respectively.

18. Employee Benefit Plans

401(k) Savings Plan

In 2006, MIC Inc. established a defined contribution plan under section 401(k) of the Internal Revenue Code, allowing eligible employees of the consolidated businesses to contribute a percentage of their annual compensation up to an annual amount as set by the IRS. Prior to this, each of the consolidated businesses maintained their own plans. Following the establishment of the MIC Inc. Plan, Atlantic Aviation, District Energy and PCAA consolidated their plans under the MIC Inc. Plan. Hawaii Gas also sponsored a 401(k) plan for eligible employees of that business. On January 1, 2008, employees in Hawaii Gas 401(k) plan were added to the MIC Inc. Plan. The Company completed the merger of Hawaii Gas plan into the MIC Inc. Plan in the first quarter of 2008. Subsequent to the sale in bankruptcy of PCAA in June of 2010, the eligible employees of PCAA are no longer allowed to participate in the Plan. In addition, District Energy started their own defined contribution plan following the sale of 49.99% of noncontrolling interest in December of 2009.

On April 1, 2012, the Plan changed its administrator from Macquarie Infrastructure Company Inc. to Atlantic Aviation FBO Inc. and changed the name of the Plan to Atlantic Aviation FBO Inc. 401(k) Plan. In addition, the participants of Hawaii Gas transferred out of this Plan and started a new prototype plan.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Employee Benefit Plans  – (continued)

The employer contribution to these plans ranges from 0% to 6% of eligible compensation. For the years ended December 31, 2012, 2011 and 2010, contributions were $1.3 million, $1.1 million and $1.0 million, respectively.

Union Pension Plan

Hawaii Gas has a Defined Benefit Pension Plan for Classified Employees of GASCO, Inc. (the DB Plan) that accrues benefits pursuant to the terms of a collective bargaining agreement. The DB Plan is non-contributory and covers all bargaining unit employees who have met certain service and age requirements. The benefits are based on a flat rate per year of service through the date of employment termination or retirement. Hawaii Gas made contributions to the DB Plan of $3.8 million during 2012 and $2.7 million during 2011. Future contributions will be made to meet ERISA funding requirements. The DB Plan’s trustee, First Hawaiian Bank, handles the DB Plan’s assets and as an investment manager, invests them in a diversified portfolio of equity and fixed-income securities. The projected benefit obligation for the DB Plan totaled $48.2 million at December 31, 2012 and $42.4 million at December 31, 2011. The DB Plan has assets of $31.8 million and $26.7 million at December 31, 2012 and 2011, respectively.

Hawaii Gas expects to make contributions in 2013 and annually for at least five years as it complies with the requirements of the Pension Protection Act of 2006. The annual amount of contributions will be dependent upon a number of factors such as market conditions and changes to regulations. However, for the 2013 calendar year, the Company expects to make contributions of approximately $3.3 million.

In May 2008, Hawaii Gas entered into a new five-year collective bargaining agreement which increased the benefits for participants and that immediately froze the plan to new participants. The benefit increases will occur annually for three years after which there will be no further increase to the flat rate. Participants will, however, continue to accrue years of service toward their final benefit. The financial effects of the new agreement are included below as “Plan amendments”.

Other Benefits Plan

Hawaii Gas has a postretirement plan. The GASCO, Inc. Hourly Postretirement Medical and Life Insurance Plan (the “PMLI Plan”) covers all bargaining unit participants who were employed by Hawaii Gas on April 30, 1999 and who retire after the attainment of age 62 with 15 years of service. Under the provisions of the PMLI Plan, Hawaii Gas pays for medical premiums of the retirees and spouses through the age of 64. After age 64, Hawaii Gas pays for medical premiums up to a maximum of $150 per month. The retirees are also provided $1,000 of life insurance benefits.

Additional information about the fair value of the benefit plan assets, the components of net periodic cost, and the projected benefit obligation as of December 31, 2012 and 2011, and for the years ended December 31, 2012 and 2011 is as follows ($ in thousands):

	DB Plan Benefits		PMLI Benefits
	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation – beginning of period	$42,441	$38,217	$3,054	$2,237
Service cost	801	737	49	56
Interest cost	1,895	1,956	115	142
Participant contributions	—	—	—	47
Actuarial losses (gains)	5,030	3,376	(110)	736
Benefits paid	(1,976)	(1,845)	(142)	(164)
Benefit obligation – end of year	$48,191	$42,441	$2,966	$3,054

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Employee Benefit Plans  – (continued)

	DB Plan Benefits		PMLI Benefits
	2012	2011	2012	2011
Change in plan assets:
Fair value of plan assets – beginning of period	$26,697	$25,552	$—	$—
Actual return on plan assets	3,224	275	—	—
Employer/participant contributions	3,833	2,715	142	164
Benefits paid	(1,976)	(1,845)	(142)	(164)
Fair value of plan assets – end of year	$31,778	$26,697	$—	$—

The funded status of Hawaii Gas’s balance sheet at December 31, 2012 and 2011, are presented in the following table ($ in thousands):

	DB Plan Benefits		PMLI Benefits
	2012	2011	2012	2011
Funded status
Funded status at end of year	$(16,413)	$(15,744)	$(2,966)	$(3,054)
Net amount recognized in balance sheet	$(16,413)	$(15,744)	$(2,966)	$(3,054)
Amounts recognized in balance sheet consisting of:
Current liabilities	$—	$—	$(236)	$(283)
Noncurrent liabilities	(16,413)	(15,744)	(2,730)	(2,771)
Net amount recognized in balance sheet	$(16,413)	$(15,744)	$(2,966)	$(3,054)
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss:
Prior service cost	$(155)	$(155)	$—	$—
Accumulated loss	(15,167)	(12,426)	(859)	(1,030)
Accumulated other comprehensive loss	(15,322)	(12,581)	(859)	(1,030)
Net periodic benefit cost in excess of cumulative employer contributions	(1,091)	(3,163)	(2,107)	(2,024)
Net amount recognized in balance sheet	$(16,413)	$(15,744)	$(2,966)	$(3,054)

The components of net periodic benefit cost and other changes in other comprehensive income for the plans are shown below ($ in thousands):

	DB Plan Benefits		PMLI Benefits
	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$801	$737	$49	$56
Interest cost	1,895	1,956	115	142
Expected return on plan assets	(1,981)	(1,857)	—	—
Recognized actuarial loss	891	441	61	82
Amortization of prior service cost	155	155	—	—
Net periodic benefit cost	$1,761	$1,432	$225	$280

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Employee Benefit Plans  – (continued)

	DB Plan Benefits		PMLI Benefits
	2012	2011	2012	2011
Other changes recognized in other comprehensive loss (income):
Net loss (gain) arising during period	$3,787	$4,958	$(110)	$736
Amortization of prior service cost	(155)	(155)	—	—
Amortization of loss	(891)	(441)	(61)	(82)
Total recognized in other comprehensive loss (income)	$2,741	$4,362	$(171)	$654
Estimated amounts that will be amortized from accumulated other comprehensive loss over the next year:
Amortization of prior service cost	$—	$155	$—	$—
Amortization of net loss	1,093	804	83	73
Weighted average assumptions to determine benefit obligations:
Discount rate	3.80%	4.50%	3.50%	4.40%
Rate of compensation increase	N/A	N/A	N/A	N/A
Measurement date	December 31	December 31	December 31	December 31
Weighted average assumptions to determine net cost:
Discount rate	4.50%	5.20%	4.40%	5.00%
Expected long-term rate of return on plan assets during fiscal year	7.25%	7.25%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A
Assumed healthcare cost trend rates:
Initial health care cost trend rate			8.40%	8.40%
Ultimate rate			4.50%	4.50%
Year ultimate rate is reached			2028	2028

Hawaii Gas’s overall investment strategy is to achieve a mix of approximately 65% of investments in equities for long-term growth and 35% in fixed income securities for asset allocation purposes as well as near-term needs. Hawaii Gas has instructed the trustee, the investment manager, to maintain the allocation of the DB Plan’s assets between equity mutual fund securities and fixed income mutual fund securities within the pre-approved parameters set by the management of Hawaii Gas. The DB Plan weighted average asset allocation at December 31, 2012 and 2011 was:

	2012	2011
Equity instruments	64%	65%
Fixed income securities	35%	34%
Cash	1%	1%
Total	100%	100%

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Employee Benefit Plans  – (continued)

The expected return on plan assets of 7.25% was estimated based on the allocation of assets and management’s expectations regarding future performance of the investments held in the investment portfolio. The asset allocations of Hawaii Gas’s pension benefits as of December 31, 2012 measurement date were as follows ($ in thousands):

	Fair Value Measurements at December 31, 2012 Pension Benefits – Plan Assets
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category:
Cash and money market	$357	$22	$335	$—
Equity securities:
U.S. large-cap blend(1)	16,342	16,342	—	—
International large-cap blend(2)	4,119	4,119	—	—
Fixed income securities:
Intermediate term corporate bonds(3)	10,960	10,960	—	—
Total	$31,778	$31,443	$335	$—

(1)	This fund seeks to track the performance of the MSCI U.S. Broad Market Index, which consists of all the U.S. common stocks traded regularly on the New York Stock Exchange and the Nasdaq over-the counter market.
(2)	This fund seeks to track the performance of a benchmark index that measures the investment return of stocks issued by companies located in developed and emerging international economies (non-U.S.).
(3)	This fund is designed to provide broad exposure to U.S. investment grade bonds, investing about 30% in corporate bonds and 70% in U.S. government bonds of all maturities (short, intermediate, and long-term issues).

The discount rates of 3.80% and 3.50% for the DB Plan and PMLI Plan, respectively, were based on high quality corporate bond rates that approximate the expected settlement of obligations. The estimated future benefit payments for the next ten years are as follows ($ in thousands):

	DB Plans Benefits	PMLI Benefits
2013	$2,333	$240
2014	2,506	218
2015	2,581	244
2016	2,653	219
2017	2,722	190
Thereafter	14,137	1,012
Total	$26,932	$2,123

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

20. Subsequent Events

IMTT Refinancing

On February 15, 2013, IMTT refinanced its revolving credit facility. The refinancing increased the size of the facility from $1,025 million to $1,040 million. The maturity has been extended to February of 2018 from June of 2014 and the interest rate margin was reduced between 0.25% and 0.50% (depending on the ratio of Debt to adjusted EBITDA, as defined by the agreement).

In addition, on February 15, 2013, IMTT reissued the Gulf Opportunity Zone Bonds III and IV in order to extend the mandatory tender date from December of 2015 to February of 2018.

Fifth Amendment to IMTT Shareholders’ Agreement

Relations between MIC and its co-investor in IMTT, each of whom own 50% of the business, are governed by the Shareholders’ Agreement. During February of 2013, MIC and its co-investor amended the Shareholders’ Agreement to provide that, following the payment of dividends, IMTT shall retain cash, cash equivalents, and/or committed and unutilized credit facilities in the amount of $185.0 million as of the end of the applicable fiscal quarter. The amendment, which is effective through March of 2016, also authorizes either party to seek injunctive relief to enforce the payment of a dividend consistent with the requirements of the Shareholders’ Agreement.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Quarterly Data (Unaudited)

The data shown below relates to the Company’s continuing operations and includes all adjustments which the Company considers necessary for a fair presentation of such amounts ($ in thousands).

Quarter ended	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
2012
Operating revenue	$ 264,856	$ 258,516	$ 259,253	$ 251,421
Operating income (loss)	24,287	26,031	5,917	(26,710)
Net income (loss)	14,092	11,138	(1,879)	(10,030)

Per share information attributable to MIC LLC interest holders:
Net income (loss) per share – basic	$ 0.30	$ 0.24	$ (0.04)	$ (0.21)
Net income (loss) per share – diluted	0.30	0.24	(0.04)	(0.21)
Cash dividends declared per share	$ 0.20	$ 0.625	$ 0.6875	$ 0.6875
2011
Operating revenue	$ 239,871	$ 247,187	$ 251,578	$ 250,155
Operating income	24,296	12,142	25,640	25,102
Net income (loss)	11,165	(2,490)	6,376	12,292
Per share information attributable to MIC LLC interest holders:
Net income (loss) per share – basic	$ 0.24	$ (0.05)	$ 0.14	$ 0.26
Net income (loss) per share – diluted	0.24	(0.05)	0.14	0.26
Cash dividends declared per share	$ 0.20	$ 0.20	$ 0.20	$ 0.20

SCHEDULE II  — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
	($ in Thousands)
Allowance for Doubtful Accounts
For the Year Ended December 31, 2010	$1,629	$483	$(1,499)	$613
For the Year Ended December 31, 2011	613	517	(685)	445
For the Year Ended December 31, 2012	445	426	4	875

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

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2012. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Management used the framework set forth in the report entitled “Internal Control-Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (referred to as “COSO”) to evaluate the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. As a result of its evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012 based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their report appearing on page 158, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.

(c) Attestation Report of Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Macquarie Infrastructure Company LLC:

We have audited Macquarie Infrastructure Company LLC’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Macquarie Infrastructure Company LLC’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Macquarie Infrastructure Company LLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Macquarie Infrastructure Company LLC and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 20, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Dallas, Texas
February 20, 2013

(d) Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) was identified in connection with the evaluation described in (b) above during the fiscal quarter ended December 31, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company will furnish to the Securities and Exchange Commission a definitive proxy statement not later than 120 days after the end of the fiscal year ended December 31, 2012.

The information required by this Item 10 is included under the captions “Election of Directors”, “Governance Information” and “Section 16(A) Beneficial Ownership Reporting Compliance” in our proxy statement for our 2013 annual meeting of shareholders and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is included under the captions “Director Compensation”, “Compensation Discussion and Analysis”, “Executive Compensation”, “Governance Information” and “Compensation Committee Report” in our proxy statement for our 2013 annual meeting of shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The table below sets forth information with respect to LLC interests authorized for issuance as of December 31, 2012:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Under Column (a)) (c)
Equity compensation plans approved by securityholders(1)	18,208	$—	(1)
Equity compensation plans not
approved by securityholders	—	—	—
Total	18,208	$—	(1)

(1)	Information represents number of LLC interests issuable upon the vesting of director stock units pursuant to our independent directors' equity plan, which was approved and became effective in December 2004. Under the plan, each independent director elected at our annual meeting of shareholders is entitled to receive a number of director stock units equal to $150,000 divided by the average closing sale price of the stock during the 10-day period immediately preceding our annual meeting. The units vest on the day prior to the following year's annual meeting. We granted 4,552 restricted stock units to each of our independent directors elected at our 2012 annual shareholders' meeting based on the average closing price per share over a 10-day period of $32.95. We have 419,501 LLC interests reserved for future issuance under the plan.

The remaining information required by this Item 12 is included under the caption “Share Ownership of Directors, Executive Officers and Principal Shareholders” in our proxy statement for our 2013 annual meeting of shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is included under the caption “Certain Relationships and Related Party Transactions” and “Governance Information” in our proxy statement for our 2013 annual meeting of shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included under the caption “Ratification of Selection of Independent Auditor” in our proxy statement for our 2013 annual meeting of shareholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The consolidated financial statements in Part II, Item 8, and schedule listed in the accompanying exhibit index are filed as part of this report.

Exhibits

The exhibits listed on the accompanying exhibit index are filed as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Macquarie Infrastructure Company LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 2013.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Macquarie Infrastructure Company LLC and in the capacities indicated on the 20th day of February 2013.

Signature	Title
/s/ James Hooke James Hooke	Chief Executive Officer (Principal Executive Officer)
/s/ Todd Weintraub Todd Weintraub	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ John Roberts John Roberts	Chairman of the Board of Directors
/s/ Norman H. Brown, Jr. Norman H. Brown, Jr.	Director
/s/ George W. Carmany III George W. Carmany III	Director
/s/ William H. Webb William H. Webb	Director
/s/ Henry E. Lentz Henry E. Lentz	Director

EXHIBIT INDEX

2.1	Asset Purchase Agreement, dated as of April 29, 2010 between PCAA Parent, LLC, its subsidiaries listed on the signature pages thereto and Commercial Finance Services 2907 Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s June 30, 2010 Quarterly Report on Form 10-Q)
2.2	Purchase Agreement by and among Macquarie Infrastructure Company Inc., John Hancock Life Insurance Company, and John Hancock Life Insurance Company (U.S.A.), dated as of November 20, 2009 (the “Thermal Chicago Agreement”) (incorporated by reference to Exhibit 2.2 of the Registrant’s 2009 Annual Report on Form 10-K)
2.3	Amendment to Purchase Agreement, dated as of December 21, 2009, regarding the Thermal Chicago Agreement (incorporated by reference to Exhibit 2.3 of the Registrant’s 2009 Annual Report on Form 10-K)
3.1	Third Amended and Restated Operating Agreement of Macquarie Infrastructure Company LLC (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2007 (the “June 22, 2007 8-K”))
3.2	Amended and Restated Certificate of Formation of Macquarie Infrastructure Assets LLC (incorporated by reference to Exhibit 3.8 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-116244) (“Amendment No. 2”)
4.1	Specimen certificate evidencing LLC interests of Macquarie Infrastructure Company LLC (incorporated by reference to Exhibit 4.1 of the Registrant’s 2009 Annual Report on Form 10-K)
10.1	Amended and Restated Management Services Agreement, dated as of June 22, 2007, among Macquarie Infrastructure Company LLC, Macquarie Infrastructure Company Inc., Macquarie Yorkshire LLC, South East Water LLC, Communications Infrastructure LLC and Macquarie Infrastructure Management (USA) Inc. (incorporated by reference to Exhibit 10.1 of the June 22, 2007 8-K)
10.2	Amendment No. 1 to the Amended and Restated Management Services Agreement, dated as of February 7, 2008, among Macquarie Infrastructure Company LLC, Macquarie Infrastructure Company Inc., Macquarie Yorkshire LLC, South East Water LLC, Communications Infrastructure LLC and Macquarie Infrastructure Management (USA) Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Annual Report”))
10.3	Registration Rights Agreement among Macquarie Infrastructure Company Trust, Macquarie Infrastructure Company LLC and Macquarie Infrastructure Management (USA) Inc., dated as of December 21, 2004 (incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 27, 2004)
10.4	Macquarie Infrastructure Company LLC — Independent Directors Equity Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)
10.5	District Cooling System Use Agreement, dated as of October 1, 1994, between the City of Chicago, Illinois and MDE Thermal Technologies, Inc., as amended on June 1, 1995, July 15, 1995, February 1, 1996, April 1, 1996, October 1, 1996, November 7, 1996, January 15, 1997, May 1, 1997, August 1, 1997, October 1, 1997, March 12, 1998, June 1, 1998, October 8, 1998, April 21, 1999, March 1, 2000, March 15, 2000, June 1, 2000, August 1, 2001, November 1, 2001, June 1, 2002, and June 30, 2004 (incorporated by reference to Exhibit 10.25 of Amendment No. 2)
10.6	Twenty-Third Amendment to the District Cooling System Use Agreement, dated as of November 1, 2005, by and between the City of Chicago and Thermal Chicago Corporation (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the “June 2006 Quarterly Report”))

10.7	Twenty-Fourth Amendment to District Cooling System Use Agreement, dated as of November 1, 2006, by and between the City of Chicago, Illinois and MDE Thermal Technologies, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the “March 2007 Quarterly Report”))
10.8	Twenty-Fifth Amendment to District Cooling System Use Agreement, dated as of October 1, 2008, by and between the City of Chicago, Illinois and Thermal Chicago Corporation (incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 10-K Report”))
10.9	Twenty-Sixth Amendment to District Cooling System Use Agreement, dated as of October 18, 2011, by and between the City of Chicago, Illinois and MDE Thermal Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (the “September 2011 Quarterly Report”))
10.10	Loan Agreement, dated as of September 21, 2007, among Macquarie District Energy, Inc., the Lenders defined therein, Dresdner Bank AG New York Branch, as administrative agent and LaSalle Bank National Association, as issuing bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 27, 2007).
10.11	Amendment Number One to Loan Agreement, dated as of December 21, 2007, among Macquarie District Energy, Inc., the several banks and other financial institutions signatories hereto, LaSalle Bank National Association, as Issuing Bank and Dresdner Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.11 to the Registrant’s 2007 Annual Report)
10.12	Amendment Number Two to Loan Agreement, dated as of February 22, 2008, among Macquarie District Energy, Inc., the several banks and other financial institutions signatories thereto; LaSalle Bank National Association, as Issuing Bank and Dresdner Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.12 to the Registrant’s 2007 Annual Report)
10.13	Amendment Number Three to Loan Agreement, dated as of April 26, 2012, among Macquarie District Energy, Inc., the several banks and other financial institutions signatories thereto, PNC Bank, National Association, as Issuing Bank and Commerzbank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).
10.14	Shareholder’s Agreement, dated April 14, 2006, between Macquarie Terminal Holdings LLC, IMTT Holdings Inc., the Current Shareholders and the Current Beneficial Owners named therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on April 17, 2006)
10.15	Letter Agreement, dated January 23, 2007, between Macquarie Terminal Holdings LLC, IMTT Holdings Inc., the Current Shareholders and the Current Beneficial Owners named therein (incorporated by reference to Exhibit 10.10 to the Registrant’s 2006 Annual Report)
10.16	Letter Agreement entered into as of June 20, 2007 among IMTT Holdings Inc. (IMTT Holdings), Macquarie Terminal Holdings LLC and the Current Beneficial Shareholders of IMTT Holdings, amending the Shareholders Agreement dated April 14, 2006 (as amended) between IMTT Holdings and the Shareholders thereof (incorporated by reference to Exhibit 10.5 to the June 2007 Quarterly Report)
10.17	Letter Agreement, dated as of July 30, 2007, among IMTT Holdings Inc. (IMTT), Macquarie Terminal Holdings LLC and the other current beneficial shareholders of IMTT amending the Shareholders Agreement dated April 14, 2006 (as amended) between the same parties (incorporated by reference to Exhibit 10.6 to the June 2007 Quarterly Report)
10.18*	Fifth Amendment to Shareholders’ Agreement, dated as of February 5, 2013, among Macquarie Terminal Holdings LLC, IMTT Holdings Inc. and the Voting Trust of IMTT Holdings, Inc. on behalf of itself and the Current Beneficial Shareholders named therein.

10.19	Loan Agreement, dated as of September 27, 2007, among Atlantic Aviation FBO Inc., the Lenders, as defined therein, and Depfa Bank plc, as Administrative Agent, and Amendments No. 1 and No. 2 thereto (incorporated by reference to Exhibit 10.1 of the September 2007 Quarterly Report)
10.20	Waiver and Amendment Number Three to Loan Agreement, dated as of November 30, 2007, among Atlantic Aviation FBO Inc., the several banks and other financial institutions signatories thereto and Depfa Bank plc, as Administrative Agent (incorporated by reference to Exhibit 10.19 to the Registrant’s 2007 Annual Report)
10.21	Waiver and Amendment Number Four to Loan Agreement, dated as of December 27, 2007, among Atlantic Aviation FBO INC. and the several banks and other financial institutions signatories thereto (incorporated by reference to Exhibit 10.20 to the Registrant’s 2007 Annual Report)
10.22	Consent and Amendment Number Five to Loan Agreement, dated as of January 31, 2008, among Atlantic Aviation FBO INC., Atlantic Aviation FBO Holdings LLC (formerly known as Macquarie FBO Holdings LLC) and the several banks and other financial institutions signatories thereto (incorporated by reference to Exhibit 10.21 to the Registrant’s 2007 Annual Report)
10.23	Amendment Number Six to Loan Agreement, dated as of February 25, 2009, among Atlantic Aviation FBO Inc and the bank or banks and other financial institutions signatories thereto (incorporated by reference to Exhibit 10.29 to the 2009 10-K Report)
10.24	Loan Agreement, dated as of December 1, 2010 between Louisiana Public Facilities Authority, as issuer, IMTT Finco, LLC., and Wells Fargo Bank National Association, as trustee (incorporated by reference to Exhibit 10.27 of the Registrant’s 2010 Annual Report on Form 10-K)
10.25	Loan Agreement, dated as of November 1, 2010 between Louisiana Public Facilities Authority, as issuer, IMTT Finco, LLC., and Wells Fargo Bank National Association, as trustee (incorporated by reference to Exhibit 10.28 of the Registrant’s 2010 Annual Report on Form 10-K)
10.26	Loan Agreement, dated as of August 1, 2010 between Louisiana Public Facilities Authority, as issuer, IMTT Finco, LLC., and US Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2010)
10.27	Second Amendment to Revolving Credit Agreement, dated as of June 18, 2010, by and among International-Matex Tank Terminals and IMTT-Bayonne as US Borrowers, IMTT-QUEBEC INC. IMTT and IMTT-NTL, LTD., as Canadian Borrowers, the several banks and other financial institutions, party and hereto, as Lenders, SunTrust Bank, in its capacity as administrative agent for the Lenders, the US issuing bank, as swingline lender, and Royal Bank of Canada, as Canadian funding agent for the Canadian Lenders and as the Canadian issuing bank and the Amended and Restated Revolving Credit Agreement, dated June 18, 2010, among the several banks and other financial institutions party thereto, Suntrust Robinson Humphrey, Inc. and Regions Capital Markets, as Joint Lead Arrangers and the U.S. Borrowers and Canadian Borrowers (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 10-Q for the quarter ended June 30, 2010)
10.28*	Revolving Credit Agreement, dated as of February 15, 2013, among International-Matex Tank Terminals and IMTT Bayonne as US Borrowers, IMTT-Quebec Inc. and IMTT-NTL, Ltd. as Canadian Borrowers, the lenders party thereto, Regions Bank, Wells Fargo Bank, N.A. and Compass Bank as Co-Syndication Agents, Bank of America, N.A. and Branch Banking & Trust Co. as Co-Managing Agents and SunTrust Bank as Administrative Agent
10.29*	Amended and Restated Guaranty and Credit Agreement, dated February 15, 2013, among IMTT-Finco, LLC, International-Matex Tank Terminals, IMTT-Bayonne, IMTT-Virginia, IMTT-Gretna, IMTT-BC, IMTT–Pipeline, IMTT-BX, IMTT-Richmond-CA, IMTT-Illinois, IMTT-Petroleum Management, IMTT-Geismar, Oil Mop, L.L.C., St. Rose Nursery, Inc., East Jersey Railroad and Terminal Company, Bayonne Industries, Inc., IMTT-Quebec Inc. and IMTT-NTL, Ltd., the lenders party thereto, Branch Banking and Trust Company, as Administrative Agent and BB&T Capital Markets, as Lead Arranger and Sole Book Manager.

10.30	Note Purchase Agreement, dated as of August 8, 2012, among The Gas Company, LLC and the purchasers named therein, with respect to the issuance of 4.22% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the “September 2012 Quarterly Report”)).
10.31	Credit Agreement, dated as of August 8, 2012, by and among HGC Holdings LLC, as Borrower, the lenders named therein, Wells Fargo Bank, National Association, as Administrative Agent and Wells Fargo Securities, LLC as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.2 of the Registrant’s September 2012 Quarterly Report).

10.32	Credit Agreement, dated as of August 8, 2012, by and among The Gas Company, LLC, as Borrower, the lenders named therein, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and Wells Fargo Securities, LLC as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.3 of the Registrant’s September 2012 Quarterly Report).
21.1*	Subsidiaries of the Registrant
23.1*	Consent of KPMG LLP
23.2*	Consent of KPMG LLP (IMTT)
24.1*	Powers of Attorney (included in signature pages)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
99.1*	Consolidated Financial Statements for IMTT Holdings Inc., for the Years Ended December 31, 2012 and December 31, 2011
101.0***	The following materials from the Annual Report on Form 10-K of Macquarie Infrastructure Company LLC for the year ended December, 2012, filed on February 20, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Members’ Equity for the years ended December 31, 2012, 2011 and 2010, (v) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010 and (iv) the Notes to Consolidated Financial Statements.

*	Filed herewith.
**	A signed original of this written statement required by Section 906 has been provided to Macquarie Infrastructure Company LLC and will be retained by Macquarie Infrastructure Company LLC and furnished to the Securities and Exchange Commission or its staff upon request.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections. IN ACCORDANCE WITH THE TEMPORARY HARDSHIP EXEMPTION PROVIDED BY RULE 201 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED BY SIX BUSINESS DAYS.