Form 10-K/A
period 2012-12-31
Macquarie Infrastructure CO LLC
filed 2013-02-22
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

125 West 55th Street
New York, New York 10019

(Address of Principal Executive Offices) (Zip Code)
Registrant Telephone Number, Including Area Code: (212) 231-1000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Exchange on Which Registered:
Limited Liability Interests of Macquarie Infrastructure Company LLC (“LLC Interests”)	New York Stock Exchange

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

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to Macquarie Infrastructure Company LLC’s Annual Meeting of Shareholders for fiscal year ended December 31, 2012, to be held May 29, 2013, is incorporated by reference in Part III to the extent described therein.

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K of Macquarie Infrastructure Company LLC (the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, (the “Original Filing”) which was filed with the Securities and Exchange Commission on February 20, 2013. The Company is filing this Amendment No. 1 solely to provide our Extensible Business Reporting Language (XBRL) interactive data files as Exhibit 101.

The Company is filing Exhibit 101 in accordance with the temporary hardship exemption provided by Rule 201 of Regulation S-T, which extended the date by which the interactive data file is required to be submitted by six business days.

Except as described above, this Amendment No. 1 does not amend any information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to the date of the Original Filing.

Item 15. Exhibits and Financial Statement Schedules

Exhibits

An index of exhibits has been filed as part of this Amendment No. 1 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Macquarie Infrastructure Company LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2013.

MACQUARIE INFRASTRUCTURE COMPANY LLC
(Registrant)

By:	/s/ James Hooke Chief Executive Officer

EXHIBIT INDEX

2.1	Asset Purchase Agreement, dated as of April 29, 2010 between PCAA Parent, LLC, its subsidiaries listed on the signature pages thereto and Commercial Finance Services 2907 Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s June 30, 2010 Quarterly Report on Form 10-Q)
2.2	Purchase Agreement by and among Macquarie Infrastructure Company Inc., John Hancock Life Insurance Company, and John Hancock Life Insurance Company (U.S.A.), dated as of November 20, 2009 (the “Thermal Chicago Agreement”) (incorporated by reference to Exhibit 2.2 of the Registrant’s 2009 Annual Report on Form 10-K)
2.3	Amendment to Purchase Agreement, dated as of December 21, 2009, regarding the Thermal Chicago Agreement (incorporated by reference to Exhibit 2.3 of the Registrant’s 2009 Annual Report on Form 10-K)
3.1	Third Amended and Restated Operating Agreement of Macquarie Infrastructure Company LLC (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2007 (the “June 22, 2007 8-K”))
3.2	Amended and Restated Certificate of Formation of Macquarie Infrastructure Assets LLC (incorporated by reference to Exhibit 3.8 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-116244) (“Amendment No. 2”)
4.1	Specimen certificate evidencing LLC interests of Macquarie Infrastructure Company LLC (incorporated by reference to Exhibit 4.1 of the Registrant’s 2009 Annual Report on Form 10-K)
10.1	Amended and Restated Management Services Agreement, dated as of June 22, 2007, among Macquarie Infrastructure Company LLC, Macquarie Infrastructure Company Inc., Macquarie Yorkshire LLC, South East Water LLC, Communications Infrastructure LLC and Macquarie Infrastructure Management (USA) Inc. (incorporated by reference to Exhibit 10.1 of the June 22, 2007 8-K)
10.2	Amendment No. 1 to the Amended and Restated Management Services Agreement, dated as of February 7, 2008, among Macquarie Infrastructure Company LLC, Macquarie Infrastructure Company Inc., Macquarie Yorkshire LLC, South East Water LLC, Communications Infrastructure LLC and Macquarie Infrastructure Management (USA) Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Annual Report”))
10.3	Registration Rights Agreement among Macquarie Infrastructure Company Trust, Macquarie Infrastructure Company LLC and Macquarie Infrastructure Management (USA) Inc., dated as of December 21, 2004 (incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 27, 2004)
10.4	Macquarie Infrastructure Company LLC — Independent Directors Equity Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)
10.5	District Cooling System Use Agreement, dated as of October 1, 1994, between the City of Chicago, Illinois and MDE Thermal Technologies, Inc., as amended on June 1, 1995, July 15, 1995, February 1, 1996, April 1, 1996, October 1, 1996, November 7, 1996, January 15, 1997, May 1, 1997, August 1, 1997, October 1, 1997, March 12, 1998, June 1, 1998, October 8, 1998, April 21, 1999, March 1, 2000, March 15, 2000, June 1, 2000, August 1, 2001, November 1, 2001, June 1, 2002, and June 30, 2004 (incorporated by reference to Exhibit 10.25 of Amendment No. 2)
10.6	Twenty-Third Amendment to the District Cooling System Use Agreement, dated as of November 1, 2005, by and between the City of Chicago and Thermal Chicago Corporation (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the “June 2006 Quarterly Report”))

10.7	Twenty-Fourth Amendment to District Cooling System Use Agreement, dated as of November 1, 2006, by and between the City of Chicago, Illinois and MDE Thermal Technologies, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the “March 2007 Quarterly Report”))
10.8	Twenty-Fifth Amendment to District Cooling System Use Agreement, dated as of October 1, 2008, by and between the City of Chicago, Illinois and Thermal Chicago Corporation (incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 10-K Report”))
10.9	Twenty-Sixth Amendment to District Cooling System Use Agreement, dated as of October 18, 2011, by and between the City of Chicago, Illinois and MDE Thermal Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (the “September 2011 Quarterly Report”))
10.10	Loan Agreement, dated as of September 21, 2007, among Macquarie District Energy, Inc., the Lenders defined therein, Dresdner Bank AG New York Branch, as administrative agent and LaSalle Bank National Association, as issuing bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 27, 2007)
10.11	Amendment Number One to Loan Agreement, dated as of December 21, 2007, among Macquarie District Energy, Inc., the several banks and other financial institutions signatories hereto, LaSalle Bank National Association, as Issuing Bank and Dresdner Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.11 to the Registrant’s 2007 Annual Report)
10.12	Amendment Number Two to Loan Agreement, dated as of February 22, 2008, among Macquarie District Energy, Inc., the several banks and other financial institutions signatories thereto; LaSalle Bank National Association, as Issuing Bank and Dresdner Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.12 to the Registrant’s 2007 Annual Report)
10.13	Amendment Number Three to Loan Agreement, dated as of April 26, 2012, among Macquarie District Energy, Inc., the several banks and other financial institutions signatories thereto, PNC Bank, National Association, as Issuing Bank and Commerzbank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)
10.14	Shareholder’s Agreement, dated April 14, 2006, between Macquarie Terminal Holdings LLC, IMTT Holdings Inc., the Current Shareholders and the Current Beneficial Owners named therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on April 17, 2006)
10.15	Letter Agreement, dated January 23, 2007, between Macquarie Terminal Holdings LLC, IMTT Holdings Inc., the Current Shareholders and the Current Beneficial Owners named therein (incorporated by reference to Exhibit 10.10 to the Registrant’s 2006 Annual Report)
10.16	Letter Agreement entered into as of June 20, 2007 among IMTT Holdings Inc. (IMTT Holdings), Macquarie Terminal Holdings LLC and the Current Beneficial Shareholders of IMTT Holdings, amending the Shareholders Agreement dated April 14, 2006 (as amended) between IMTT Holdings and the Shareholders thereof (incorporated by reference to Exhibit 10.5 to the June 2007 Quarterly Report)
10.17	Letter Agreement, dated as of July 30, 2007, among IMTT Holdings Inc. (IMTT), Macquarie Terminal Holdings LLC and the other current beneficial shareholders of IMTT amending the Shareholders Agreement dated April 14, 2006 (as amended) between the same parties (incorporated by reference to Exhibit 10.6 to the June 2007 Quarterly Report)
10.18*	Fifth Amendment to Shareholders’ Agreement, dated as of February 5, 2013, among Macquarie Terminal Holdings LLC, IMTT Holdings Inc. and the Voting Trust of IMTT Holdings, Inc. on behalf of itself and the Current Beneficial Shareholders named therein

10.19	Loan Agreement, dated as of September 27, 2007, among Atlantic Aviation FBO Inc., the Lenders, as defined therein, and Depfa Bank plc, as Administrative Agent, and Amendments No. 1 and No. 2 thereto (incorporated by reference to Exhibit 10.1 of the September 2007 Quarterly Report)
10.20	Waiver and Amendment Number Three to Loan Agreement, dated as of November 30, 2007, among Atlantic Aviation FBO Inc., the several banks and other financial institutions signatories thereto and Depfa Bank plc, as Administrative Agent (incorporated by reference to Exhibit 10.19 to the Registrant’s 2007 Annual Report)
10.21	Waiver and Amendment Number Four to Loan Agreement, dated as of December 27, 2007, among Atlantic Aviation FBO INC. and the several banks and other financial institutions signatories thereto (incorporated by reference to Exhibit 10.20 to the Registrant’s 2007 Annual Report)
10.22	Consent and Amendment Number Five to Loan Agreement, dated as of January 31, 2008, among Atlantic Aviation FBO INC., Atlantic Aviation FBO Holdings LLC (formerly known as Macquarie FBO Holdings LLC) and the several banks and other financial institutions signatories thereto (incorporated by reference to Exhibit 10.21 to the Registrant’s 2007 Annual Report)
10.23	Amendment Number Six to Loan Agreement, dated as of February 25, 2009, among Atlantic Aviation FBO Inc and the bank or banks and other financial institutions signatories thereto (incorporated by reference to Exhibit 10.29 to the 2009 10-K Report)
10.24	Loan Agreement, dated as of December 1, 2010 between Louisiana Public Facilities Authority, as issuer, IMTT Finco, LLC., and Wells Fargo Bank National Association, as trustee (incorporated by reference to Exhibit 10.27 of the Registrant’s 2010 Annual Report on Form 10-K)
10.25	Loan Agreement, dated as of November 1, 2010 between Louisiana Public Facilities Authority, as issuer, IMTT Finco, LLC., and Wells Fargo Bank National Association, as trustee (incorporated by reference to Exhibit 10.28 of the Registrant’s 2010 Annual Report on Form 10-K)
10.26	Loan Agreement, dated as of August 1, 2010 between Louisiana Public Facilities Authority, as issuer, IMTT Finco, LLC., and US Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2010)
10.27	Second Amendment to Revolving Credit Agreement, dated as of June 18, 2010, by and among International-Matex Tank Terminals and IMTT-Bayonne as US Borrowers, IMTT-QUEBEC INC. IMTT and IMTT-NTL, LTD., as Canadian Borrowers, the several banks and other financial institutions, party and hereto, as Lenders, SunTrust Bank, in its capacity as administrative agent for the Lenders, the US issuing bank, as swingline lender, and Royal Bank of Canada, as Canadian funding agent for the Canadian Lenders and as the Canadian issuing bank and the Amended and Restated Revolving Credit Agreement, dated June 18, 2010, among the several banks and other financial institutions party thereto, Suntrust Robinson Humphrey, Inc. and Regions Capital Markets, as Joint Lead Arrangers and the U.S. Borrowers and Canadian Borrowers (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 10-Q for the quarter ended June 30, 2010)
10.28*	Revolving Credit Agreement, dated as of February 15, 2013, among International-Matex Tank Terminals and IMTT Bayonne as US Borrowers, IMTT-Quebec Inc. and IMTT-NTL, Ltd. as Canadian Borrowers, the lenders party thereto, Regions Bank, Wells Fargo Bank, N.A. and Compass Bank as Co-Syndication Agents, Bank of America, N.A. and Branch Banking & Trust Co. as Co-Managing Agents and SunTrust Bank as Administrative Agent
10.29*	Amended and Restated Guaranty and Credit Agreement, dated February 15, 2013, among IMTT-Finco, LLC, International-Matex Tank Terminals, IMTT-Bayonne, IMTT-Virginia, IMTT-Gretna, IMTT-BC, IMTT-Pipeline, IMTT-BX, IMTT-Richmond-CA, IMTT-Illinois, IMTT-Petroleum Management, IMTT-Geismar, Oil Mop, L.L.C., St. Rose Nursery, Inc., East Jersey Railroad and Terminal Company, Bayonne Industries, Inc., IMTT-Quebec Inc. and IMTT-NTL, Ltd., the lenders party thereto, Branch Banking and Trust Company, as Administrative Agent and BB&T Capital Markets, as Lead Arranger and Sole Book Manager

10.30	Note Purchase Agreement, dated as of August 8, 2012, among The Gas Company, LLC and the purchasers named therein, with respect to the issuance of 4.22% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the “September 2012 Quarterly Report”))
10.31	Credit Agreement, dated as of August 8, 2012, by and among HGC Holdings LLC, as Borrower, the lenders named therein, Wells Fargo Bank, National Association, as Administrative Agent and Wells Fargo Securities, LLC as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.2 of the Registrant’s September 2012 Quarterly Report)
10.32	Credit Agreement, dated as of August 8, 2012, by and among The Gas Company, LLC, as Borrower, the lenders named therein, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and Wells Fargo Securities, LLC as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.3 of the Registrant’s September 2012 Quarterly Report)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of KPMG LLP
23.2*	Consent of KPMG LLP (IMTT)
24.1*	Powers of Attorney (included in signature pages)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
99.1*	Consolidated Financial Statements for IMTT Holdings Inc., for the Years Ended December 31, 2012 and December 31, 2011
101.0**	The following materials from the Annual Report on Form 10-K of Macquarie Infrastructure Company LLC for the year ended December, 2012, filed on February 20, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Members’ Equity for the years ended December 31, 2012, 2011 and 2010, (v) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010 and (iv) the Notes to Consolidated Financial Statements.

*	Filed with our Annual Report on Form 10-K, filed with the SEC on February 20, 2013.
**	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.