Form 10-Q
period 2013-03-31
Macquarie Infrastructure CO LLC
filed 2013-04-29
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to ___________

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

There were 48,434,327 limited liability company interests without par value outstanding at April 26, 2013.

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

PART I

FINANCIAL INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Macquarie Infrastructure Company LLC should be read in conjunction with the consolidated condensed financial statements and the notes to those statements included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify such forward-looking statements. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Unless required by law, we can undertake no obligation to update forward-looking statements. Readers should also carefully review the risk factors set forth in other reports and documents filed from time to time with the SEC.

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

We own, operate and invest in a diversified group of infrastructure businesses that provide basic services, such as gas utility services to businesses and individuals primarily in the U.S. The businesses we own and operate include:

•	International Matex Tank Terminals or “IMTT”: a 50% interest in a bulk liquid storage terminal business, which provides bulk liquid storage and handling services at ten marine terminals in the United States and two in Canada and is one of the largest participants in this industry in the U.S., based on storage capacity;
•	Hawaii Gas: a full-service gas energy company processing and distributing gas products and providing related services in Hawaii;
•	District Energy: a 50.01% controlling interest in a district energy business, which operates among the largest district cooling systems in the U.S., serving various customers in Chicago, Illinois and Las Vegas, Nevada;
•	Atlantic Aviation: an airport services business providing products and services, including fuel and aircraft hangaring/parking, to owners and operators of general aviation aircraft at 62 airports in the U.S.; and
•	MIC Solar Energy Holdings or “MIC Solar”: interests in two contracted solar power generation facilities located in the southwest U.S. that will provide 30 megawatts of wholesale electricity to utilities.

Our infrastructure businesses generally operate in sectors with limited direct competition and significant barriers to entry, including high initial development and construction costs, the existence of long-term contracts or the requirement to obtain government approvals and a lack of immediate cost-efficient alternatives to the services provided. Overall they tend to generate sustainable long-term cash flows.

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

At IMTT, we focus on the amount of storage under contract and the rates at which that storage is leased to third parties and on making appropriate expenditures in maintaining fixed assets of the business. We believe that the average rates on all storage contracts will increase by between 5% and 7% in 2013. Capacity utilization is expected to decrease modestly during 2013 as a result of certain large storage tanks being taken out of service for cleaning and inspection. The decrease associated with this activity is expected to be partially offset by the commissioning of new storage capacity currently or soon to be under construction.

At Hawaii Gas, our focus is on the number of customers served by each of the utility and non-utility portions of the business, and in the case of the non-utility portion, the margins achieved on gas sales as well. Hawaii Gas has an active marketing program that seeks to develop new customers throughout Hawaii. We periodically pursue rate cases that allow for adjustment of the rates in the utility portion of the business, although we do not intend to pursue any significant rate case in 2013. The pricing of non-utility gas is adjusted to reflect changes in the cost of the product and costs associated with delivering it to customers. In addition to the existing utility and non-utility operations, Hawaii Gas is advancing initiatives related to the distribution of Liquefied Natural Gas, or LNG. Small-scale deliveries of LNG to Hawaii from the U.S. mainland are expected to begin in 2013. Variation in the volume of gas sold by Hawaii Gas is a function of tourism and economic activity in Hawaii generally. We expect the volume of gas sold in 2013 to increase compared with 2012 despite the increase in conservation and substitution.

At District Energy, we focus on attracting and maintaining relationships with building owners and managers such that they choose to install or continue to use the business’ cooling services. Financial results are subject to slight variation based on the extent to which the temperatures and humidity in Chicago are above or below historic norms.

We believe that our recent investment in MIC Solar will generate a predictable and stable level of distributable cash. MIC Solar constitutes a business segment that does not meet the threshold of a reportable segment. Accordingly, the results of operations of MIC Solar are aggregated with our Corporate and Other results. We are reviewing similar investment opportunities and believe that we could potentially deploy additional capital in this segment over the medium term.

IMTT, Hawaii Gas, District Energy and MIC Solar are largely resistant to economic downturns, primarily due to the contracted or utility-like nature of their revenues. The results for these businesses also reflect the essential services they provide and the contractual or regulatory ability to pass most cost increases through to customers. We believe these businesses are characteristically able to generate consistent cash flows throughout the business cycle.

At Atlantic Aviation, our focus is on attracting and maintaining relationships with general aviation aircraft owners and pilots such that they are incentivized to use our FBOs. General aviation activity has improved since the quarter ended March 31, 2009, although forecasting flight activity levels remains a challenge. We believe that flight activity levels will continue to increase in 2013, subject to continued economic growth in the United States.

Improvement in general aviation flight activity levels has resulted in improvement in the operating performance of Atlantic Aviation for the quarter ended March 31, 2013 compared with the prior comparable quarter. Atlantic Aviation is generating a substantial amount of cash; however, through the end of the first quarter, the cash is being used to reduce Atlantic Aviation’s indebtedness. Those repayments are expected to enhance the terms on which we may be able to refinance this debt. We have previously indicated that we expect to refinance all of the long-term debt of Atlantic Aviation prior to the end of the second quarter of 2013.

Dividends

Since January 1, 2012, MIC has paid or declared the following dividends:

Declared	Period Covered	$ per LLC Interest	Record Date	Payable Date
April 26, 2013	First quarter 2013	$0.6875	May 13, 2013	May 16, 2013
December 12, 2012	Fourth quarter 2012	$0.6875	December 24, 2012	December 28, 2012
October 29, 2012	Third quarter 2012	$0.6875	November 12, 2012	November 15, 2012
July 30, 2012	Second quarter 2012	$0.625	August 13, 2012	August 16, 2012
April 30, 2012	First quarter 2012	$0.20	May 14, 2012	May 17, 2012
February 1, 2012	Fourth quarter 2011	$0.20	March 5, 2012	March 8, 2012

Our Board has previously expressed its intent to distribute a significant portion of the cash generated by our businesses to our shareholders in the form of a quarterly cash dividend. Not all of the cash flow generated by our businesses is currently available for distribution. The payment of a quarterly cash dividend of $0.6875 per share for the quarter ended March 31, 2013 is being paid out of cash generated by certain of our operating entities, supplemented by cash on hand at the MIC holding company. Following the anticipated refinancing of Atlantic Aviation’s long-term debt in the second quarter of 2013, if consummated, and contingent upon the continued stable performance of MIC’s businesses and acceptable economic conditions, our Board will consider increasing the amount of the quarterly cash dividend to $0.875 per share.

In determining whether to change the dividend, the Board will take into account such matters as the state of the capital markets and general business conditions, the Company’s financial condition, results of operations, capital requirements and any contractual, legal and regulatory restrictions on the payment of dividends by the Company to its shareholders or by its subsidiaries to the Company, and any other factors that it deems relevant. In particular, each of the Company’s businesses and investments have substantial debt commitments and restrictive covenants, which must be satisfied before any of them can make distributions to the Company. Any or all of these factors could affect both the timing and amount, if any, of future dividends.

We view MIC as a total return investment opportunity. Consistent with that view, we intend to distribute a significant portion of the cash flow generated by our businesses, after providing for taxes, debt service and maintenance capital expenditure of these businesses, in the form of a quarterly cash dividend. We believe that over time we will distribute approximately 80% to 85% of the free cash flow (in proportion to our equity interest) generated by our businesses, subject to their continued stable performance and prevailing economic conditions. See “Results of Operations — Consolidated: Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow” and “Summary of Our Proportionately Combined Results” for further discussions on free cash flow and our proportionately combined financial measures in Part I of this Form 10-Q.

We further believe that the growth characteristics of our businesses will permit our distributable cash flow per share to grow at a high single-digit rate annually over the medium term, again subject to the continued stable performance of our businesses. From 2007 to 2012, our distributable cash flow per share has increased by 12.5% per year. We believe that our cash dividend, combined with the potential for capital appreciation stemming from the growth drivers in each of our businesses, supports our view of the Company as a total return investment opportunity.

MIC has announced a proposed equity offering and a debt financing commitment letter to refinance Atlantic Aviation’s existing credit facility. The equity offering, if completed, is expected to impact the amount of our quarterly cash dividend. The capital we propose to raise, along with the proceeds of the proposed New Atlantic Aviation Credit Facility and cash on hand, will be used to refinance the long-term debt of our Atlantic Aviation business. If the proposed refinancing is completed on the terms described, Atlantic Aviation will no longer be required by the terms of Atlantic Aviation’s debt to use the cash generated by it to reduce its debt (except in limited circumstances) and, assuming no material change in the performance of our businesses and subject to prevailing economic conditions, we expect to have access to a larger amount of free cash flow generated by our businesses.

We intend to use a portion of the expected increase in available free cash flow to fund an increase in our quarterly cash dividend. We anticipate, subject to the completion of the refinancing, the continued stable performance of our businesses and investments and prevailing economic conditions, that we will increase our quarterly cash dividend to $3.50 per share, annualized, from $2.75 per share, annualized, effective with the dividend expected to be authorized for the second quarter of 2013.

Shelf Registration Statement and MIC Direct

On April 8, 2013, the Company filed an automatic shelf registration statement on Form S-3 (“shelf”) with the Securities and Exchange Commission to issue and sell an indeterminate amount of its LLC interests and debt securities in one or more future offerings. Along with the shelf registration statement, the Company filed a prospectus supplement with respect to a dividend reinvestment/direct stock purchase program named “MIC Direct”. The prospectus supplement relates to the issuance of up to 1.0 million additional LLC interests of MIC to participants in MIC Direct. The Company may also choose to fill requests for reinvestment of dividends or share purchases through MIC Direct via open market purchases.

Income Taxes

We file a consolidated federal income tax return that includes the taxable income of Hawaii Gas and Atlantic Aviation. IMTT and District Energy file separate federal income tax returns.

As a result of having federal net operating loss, or NOL, carryforwards, we do not expect to make regular federal tax payments until 2016. However, we expect to pay an Alternative Minimum Tax of approximately $1.3 million for 2013. In addition, we expect District Energy to pay an Alternative Minimum Tax of approximately $91,000. We expect that the Alternative Minimum Tax paid for 2013 will be available as a credit against regular federal income taxes in the future. The cash state and local taxes paid by our individual businesses are discussed in the sections entitled “Income Taxes” for each of these businesses.

Pursuant to tax sharing agreements, the individual businesses included in our consolidated federal income tax return pay MIC an amount equal to the federal income taxes each would have paid on a standalone basis as if they were not part of the MIC consolidated federal income tax return.

American Taxpayer Relief Act of 2012

In January of 2013, the American Taxpayer Relief Act of 2012 (the “2012 Tax Act”) was signed. The 2012 Act extends the period over which the 50% bonus depreciation provided for in the Tax Relief, Unemployment Insurance Reauthorization Act of 2010 (the “2010 Tax Act”) applies to include 2013. The Company expects to take the bonus depreciation provision into consideration when evaluating its maintenance and growth capital expenditure plans for 2013.

Results of Operations

Consolidated

Key Factors Affecting Operating Results:

•	an increase in average storage rates and capacity at IMTT;
•	lower interest expense driven by the expiration of interest rate swaps, reduced debt levels and improved gross profit at Atlantic Aviation; and
•	an increase in non-utility contribution margin at Hawaii Gas; partially offset by
•	performance fees incurred during 2013; and
•	a decrease in cooling consumption revenue at District Energy due to cooler average temperatures.

Results of Operations: Consolidated – (continued)

Our consolidated results of operations are as follows:

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2013	2012	$	%
	($ In Thousands) (Unaudited)
Revenue
Revenue from product sales	$174,115	$172,954	1,161	0.7
Revenue from product sales – utility	36,921	38,314	(1,393)	(3.6)
Service revenue	52,115	52,409	(294)	(0.6)
Financing and equipment lease income	1,055	1,179	(124)	(10.5)
Total revenue	264,206	264,856	(650)	(0.2)
Costs and expenses
Cost of product sales	116,993	119,381	2,388	2.0
Cost of product sales – utility	31,489	32,172	683	2.1
Cost of services	10,934	12,661	1,727	13.6
Gross profit	104,790	100,642	4,148	4.1
Selling, general and administrative	49,209	55,263	6,054	11.0
Fees to manager-related party	29,177	4,995	(24,182)	NM
Depreciation	9,255	7,551	(1,704)	(22.6)
Amortization of intangibles	8,628	8,546	(82)	(1.0)
Loss on disposal of assets	173	—	(173)	NM
Total operating expenses	96,442	76,355	(20,087)	(26.3)
Operating income	8,348	24,287	(15,939)	(65.6)
Other income (expense)
Interest income	94	2	92	NM
Interest expense(1)	(7,686)	(13,007)	5,321	40.9
Equity in earnings and amortization charges of investee	10,462	9,501	961	10.1
Other expense, net	(2)	(52)	50	96.2
Net income before income taxes	11,216	20,731	(9,515)	(45.9)
Provision for income taxes	(4,502)	(6,521)	2,019	31.0
Net income	$6,714	$14,210	(7,496)	(52.8)
Less: net income attributable to noncontrolling interests	843	118	(725)	NM
Net income attributable to MIC LLC	$5,871	$14,092	(8,221)	(58.3)

NM — Not meaningful

(1)	Interest expense includes non-cash losses on derivative instruments of $1.1 million and $6.3 million for the quarters ended March 31, 2013 and 2012, respectively.

Gross Profit

Consolidated gross profit increased for the quarter ended March 31, 2013 compared with the quarter ended March 31, 2012 reflecting improved results in the non-utility business at Hawaii Gas and an increase in non-fuel gross profit at Atlantic Aviation. The increase in gross profit also reflects the contracted revenues generated by MIC Solar. The increase was partially offset by the decrease in cooling consumption revenue at District Energy.

Results of Operations: Consolidated – (continued)

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased for the quarter ended March 31, 2013 compared with the quarter ended March 31, 2012 primarily as a result of lower legal costs at the MIC holding company level, most significantly those incurred in connection with the arbitration and related matters involving MIC and its IMTT co-investor incurred during the quarter ended March 31, 2012. The decrease in selling, general and administrative expenses also reflects divestures at Atlantic Aviation.

Fees to Manager

Our Manager is entitled to a quarterly base management fee based primarily on our market capitalization, and potentially a performance fee, based on the performance of our stock relative to a U.S. utilities index. For the quarter ended March 31, 2013, we incurred base management fees of $7.1 million and performance fees of $22.0 million payable to our Manager. Our Manager elected to reinvest the base management fees and performance fees in additional LLC interests. Our Manager did not earn a performance fee for the quarter ended March 31, 2012.

The unpaid portion of the base management fees and performance fees at the end of each reporting period is included in due to manager-related party in the consolidated condensed balance sheets. The following table shows our Manager’s election to reinvest its quarterly base management fees and performance fees, if any, in additional LLC interests:

Period	Base Management Fee Amount ($ in thousands)	Performance Fee Amount ($ in thousands)	LLC Interests Issued	Issue Date
2013 Activities:
First quarter 2013	$7,135	$22,042	(1)	(1)

2012 Activities:
Fourth quarter 2012	$6,299	$43,820	980,384	March 20, 2013
Third quarter 2012	5,844	23,509	695,068	December 05, 2012
Second quarter 2012	4,760	—	113,847	August 30, 2012
First quarter 2012	4,995	—	147,682	May 31, 2012

(1)	LLC interests for the first quarter of 2013 base management fee and performance fee will be issued to the Manager during the second quarter of 2013.

Depreciation

Depreciation expense increased for the quarter ended March 31, 2013 compared with the quarter ended March 31, 2012 primarily as a result of projects undertaken by MIC Solar.

Interest Expense and Loss on Derivative Instruments

Interest expense includes non-cash losses on derivative instruments of $1.1 million and $6.3 million for the quarters ended March 31, 2013 and 2012, respectively. Non-cash losses on derivatives recorded in interest expense are attributable to the change in fair value of interest rate instruments and include the reclassification of amounts from accumulated other comprehensive loss into earnings. Excluding the portion related to adjustments to derivative instruments and interest rate swap breakage fees at Atlantic Aviation, interest expense decreased primarily due to the expiration of interest rate swaps at Atlantic Aviation in October of 2012 and lower principal balance on the term loan debt.

Equity in Earnings and Amortization Charges of Investees

The increase in equity in the earnings for the quarter ended March 31, 2013 compared with the quarter ended March 31, 2012 primarily reflects our share of the improved operating results and our share of the non-cash derivative gains for the quarter ended March 31, 2013 compared with our share of the non-cash derivative losses for the quarter ended March 31, 2012 from IMTT.

Results of Operations: Consolidated – (continued)

Income Taxes

We file a consolidated federal income tax return that includes the taxable income of Hawaii Gas and Atlantic Aviation. IMTT and District Energy file separate federal income tax returns. We own less than 80% of IMTT and District Energy. These businesses are not included in our consolidated federal tax return. These businesses file separate federal income tax returns.

For 2013, we expect any consolidated taxable income to be fully offset by our NOL carryforwards. At December 31, 2012, our federal NOL balance was $192.2 million. This balance excludes the NOL carryforwards of District Energy (see District Energy — Income Taxes below), which was $9.8 million at December 31, 2012. We expect to pay a federal Alternative Minimum Tax of approximately $1.3 million and District Energy to pay a Federal Alternative Minimum Tax of approximately $91,000 for 2013.

For 2013, our federal and state income taxes will be approximately $35.8 million, or 40.14% of net income before taxes, of which $7.4 million relates to state and local income taxes. As discussed below, the provision for state and local income taxes includes a valuation allowance of approximately $1.6 million for the use of certain state NOL carryforwards. The difference between our effective tax rate and the U.S. federal statutory rate of 35% is primarily attributable to state and local income taxes and adjustments for our less than 80% owned businesses.

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

We expect our valuation allowance to increase by approximately $1.6 million in 2013. The increase in valuation allowance in 2012 for state NOLs was $3.0 million.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow

We have disclosed EBITDA excluding non-cash items for our Company and each of our operating segments in Note 10, “Reportable Segments”, in our consolidated condensed financial statements, as a key performance metric relied on by management in evaluating our performance. EBITDA excluding non-cash items is defined as earnings before interest, taxes, depreciation and amortization and non-cash items, which includes impairments, derivative gains and losses and adjustments for other non-cash items reflected in the statements of operations. We believe EBITDA excluding non-cash items provides additional insight into the performance of our operating businesses relative to each other and similar businesses without regard to their capital structure, and their ability to service or reduce debt, fund capital expenditures and/or support distributions to the holding company.

We also disclose Free Cash Flow, as defined by us, as a means of assessing the amount of cash generated by our businesses and supplementing other information provided in accordance with GAAP. We define Free Cash Flow as cash from operating activities, which includes cash paid for interest and taxes, less maintenance capital expenditures and changes in working capital, except for MIC Solar, for which we define Free Cash Flow as distributions received or receivable from this business. Determining our proportionate share of free cash flow from MIC Solar, as defined by us historically, is difficult due to the variable ownership interests and different treatment of tax attributes and actual cash flows between the MIC Solar members over time. Therefore, we believe the most appropriate measure of our proportionate share of free cash flow from MIC Solar is the actual cash distributions allocated during the applicable period.

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

Results of Operations: Consolidated – (continued)

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

A reconciliation of net income attributable to MIC LLC to EBITDA excluding non-cash items and EBITDA excluding non-cash items to Free Cash Flow, on a consolidated basis, is provided below:

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2013	2012	$	%
	($ In Thousands) (Unaudited)

Net income attributable to MIC LLC(1)	$5,871	$14,092
Interest expense, net(2)	7,592	13,005
Provision for income taxes	4,502	6,521
Depreciation(3)	9,255	7,551
Depreciation – cost of services(3)	1,698	1,674
Amortization of intangibles(4)	8,628	8,546
Loss on disposal of assets	106	—
Equity in earnings and amortization charges of investee(5)	(10,462)	(9,501)
Base management fees settled/to be settled in LLC interests	7,135	4,995
Performance fees settled/to be settled in LLC interests	22,042	—
Other non-cash (income) expense, net	(1,006)	751
EBITDA excluding non-cash items	$55,361	$47,634	7,727	16.2
EBITDA excluding non-cash items	$55,361	$47,634
Interest expense, net(2)	(7,592)	(13,005)
Interest rate swap breakage fees(2)	—	(248)
Adjustment to derivative instruments recorded in interest expense(2)	(1,339)	(5,382)
Amortization of debt financing costs(2)	947	978
Equipment lease receivables, net	967	838
Provision for income taxes, net of changes in deferred taxes	(1,432)	(753)
Changes in working capital	(13,243)	(6,332)
Cash provided by operating activities	33,669	23,730
Changes in working capital	13,243	6,332
Adjustment to free cash flow for MIC Solar(6)	(276)	—
Maintenance capital expenditures	(2,617)	(3,727)
Free cash flow	$44,019	$26,335	17,684	67.2

(1)	Net income attributable to MIC LLC excludes net income attributable to noncontrolling interests of $843,000 and $118,000 for the quarters ended March 31, 2013 and 2012, respectively.
(2)	Interest expense, net, includes adjustments to derivative instruments, non-cash amortization of deferred financing fees and interest rate swap breakage fees.

Results of Operations: Consolidated – (continued)

(3)	Depreciation — cost of services includes depreciation expense for District Energy, which is reported in cost of services in our consolidated condensed statements of operations. Depreciation and Depreciation — cost of services does not include acquisition-related step-up depreciation expense of $2.0 million for each of the quarters ended March 31, 2013 and 2012 in connection with our investment in IMTT, which is reported in equity in earnings and amortization charges of investee in our consolidated condensed statements of operations.
(4)	Amortization of intangibles does not include acquisition-related step-up amortization expense of $85,000 for each of the quarters ended March 31, 2013 and 2012 in connection with our investment in IMTT, which is reported in equity in earnings and amortization charges of investee in our consolidated condensed statements of operations.
(5)	Equity in earnings and amortization charges of investee in the above table includes our 50% share of IMTT's earnings, offset by distributions we received only up to our share of the earnings recorded in the calculation for EBITDA excluding non-cash items.
(6)	Adjustment to free cash flow for MIC Solar adjusts the free cash flow from this business to includes only the cash distributions generated during the reporting period, if any. During the quarter ended March 31, 2013, MIC Solar generated $289,000 of distributable cash.

IMTT

We account for our 50% interest in IMTT under the equity method. To enable meaningful analysis of IMTT’s performance across periods, IMTT’s overall performance is discussed below, rather than IMTT’s contribution to our consolidated results.

Key Factors Affecting Operating Results:

•	terminal gross profit increased principally due to an increase in average tank rental rates, an increase in tank capacity and an increase in revenue from ancillary services; partially offset by
•	the planned reduction in tank utilization for tank cleaning and inspection;
•	higher expenses, primarily related to Hurricane Sandy repairs; and
•	an increase in environmental gross profit due to an increase in the level of spill response activity.

Results of Operations: IMTT – (continued)

	Quarter Ended March 31,
	2013	2012	Change Favorable/(Unfavorable)
	$	$	$	%
	($ In Thousands) (Unaudited)
Revenue
Terminal revenue	121,332	111,617	9,715	8.7
Environmental response revenue	10,153	6,387	3,766	59.0
Total revenue	131,485	118,004	13,481	11.4
Costs and expenses
Terminal operating costs	50,304	46,472	(3,832)	(8.2)
Environmental response operating costs	7,887	5,156	(2,731)	(53.0)
Total operating costs	58,191	51,628	(6,563)	(12.7)
Terminal gross profit	71,028	65,145	5,883	9.0
Environmental response gross profit	2,266	1,231	1,035	84.1
Gross profit	73,294	66,376	6,918	10.4
General and administrative expenses	8,482	7,459	(1,023)	(13.7)
Depreciation and amortization	18,422	16,907	(1,515)	(9.0)
Operating income	46,390	42,010	4,380	10.4
Interest expense, net(1)	(6,606)	(6,591)	(15)	(0.2)
Other income	742	456	286	62.7
Provision for income taxes	(17,121)	(14,367)	(2,754)	(19.2)
Noncontrolling interest	(75)	(99)	24	24.2
Net income	23,330	21,409	1,921	9.0

Reconciliation of net income to EBITDA excluding non-cash items:
Net income	23,330	21,409
Interest expense, net(1)	6,606	6,591
Provision for income taxes	17,121	14,367
Depreciation and amortization	18,422	16,907
Other non-cash expenses	75	188
EBITDA excluding non-cash items	65,554	59,462	6,092	10.2
EBITDA excluding non-cash items	65,554	59,462
Interest expense, net(1)	(6,606)	(6,591)
Adjustments to derivative instruments recorded in interest expense(1)	(4,409)	(2,679)
Amortization of debt financing costs(1)	666	805
Provision for income taxes, net of changes in deferred taxes	(1,685)	(4,834)
Changes in working capital	(17,387)	7,615
Cash provided by operating activities	36,133	53,778
Changes in working capital	17,387	(7,615)
Maintenance capital expenditures	(19,121)	(8,118)
Free cash flow	34,399	38,045	(3,646)	(9.6)

(1)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.

Results of Operations: IMTT – (continued)

Revenue and Gross Profit

The increase in terminal revenue primarily reflects growth in storage revenue and revenue from ancillary services. Storage revenue grew due to an increase in average rental rates of 6.8% for the quarter ended March 31, 2013 compared with the quarter ended March 31, 2012 and an increase in average storage capacity of 1.3 million barrels as a result of the completion of various growth capital projects. MIC believes that full year average storage rates in 2013 will increase between 5% and 7%.

As planned, capacity utilization declined to 92.7% for the quarter ended March 31, 2013 from 95.9% for the quarter ended March 31, 2012 due to the timing and increased size of tanks currently out of service for cleaning and inspection.

Terminal operating costs were higher for the quarter ended March 31, 2013 as compared with the quarter ended March 31, 2012 primarily due to Hurricane Sandy and healthcare costs.

Gross profit from environmental response services increased due to a higher level of spill response activity during the quarter ended March 31, 2013 compared with the quarter ended March 31, 2012.

General and Administrative Expense

General and administrative expenses increased for the quarter ended March 31, 2013 compared with the quarter ended March 31, 2012 primarily due to an increase in costs as a result of the increased spill response activity.

Depreciation and Amortization

Depreciation and amortization expense increased for the quarter ended March 31, 2013 compared with the quarter ended March 31, 2012 as IMTT placed capital assets in service, resulting in higher asset balances.

Interest Expense, Net

Interest expense, net, includes non-cash gains on derivative instruments of $31,000 and non-cash losses on derivative instruments of $2.0 million for the quarters ended March 31, 2013 and 2012, respectively. Excluding the portion related to adjustments to derivative instruments, interest expense increased primarily due to an increase in debt balance for the period. Cash interest paid was $8.8 million and $8.3 million for the quarters ended March 31, 2013 and 2012, respectively.

Income Taxes

The business files a consolidated federal income tax return and state income tax returns in the states in which IMTT operates.

For the year ending December 31, 2013, IMTT expects to pay $3.9 million of federal income taxes and $4.0 million of state income taxes. IMTT’s actual federal tax liability could be higher or lower depending on the cost of the capital assets placed in service during the year, the ultimate amount of Hurricane Sandy repairs and the extent to which IMTT is able to realize the benefits of bonus depreciation on those assets. The “Provision for income taxes, net of changes in deferred taxes” of $1.7 million for the quarter ended March 31, 2013 in the table above, includes $692,000 of federal income taxes and $1.0 million of state income taxes.

Results of Operations: IMTT – (continued)

For the full year 2012, IMTT recorded $40.8 million of federal income tax expense and $10.5 million of state income tax expense. This includes $13.4 million and $4.5 million of current federal and state income taxes, respectively. The federal income tax expense exceeded the cash taxes primarily due to the benefit of accelerated tax depreciation, which is discussed below.

A significant difference between IMTT’s book and federal taxable income relates to depreciation of terminalling fixed assets. For book purposes, these fixed assets are depreciated primarily over 15 to 30 years using the straight-line method of depreciation. For federal income tax purposes, these fixed assets are depreciated primarily over 5 to 15 years using accelerated methods. Most terminalling fixed assets placed in service in 2010, 2011, 2012 and 2013 did or should qualify for the federal 50% or 100% bonus tax depreciation, except assets placed in service in Louisiana and financed with Gulf Opportunity Zone Bonds (“GO Zone Bonds”). A significant portion of Louisiana terminalling fixed assets constructed since Hurricane Katrina were financed with GO Zone Bonds. GO Zone Bond financed assets are depreciated, for tax purposes, primarily over 9 to 20 years using the straight-line depreciation method. Most of the states in which the business operates do not allow the use of the federal tax depreciation calculation methods.

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

Key Factors Affecting Operating Results:

•	an increase in non-utility contribution margin driven by an increase in the volume of gas sold and margin management; and
•	an increase in utility contribution margin driven by an increase in the volume of gas sold; partially offset by
•	higher operating costs primarily due to an increase in marketing and advertising, salaries and wages and costs associated with the LNG initiative.

Results of Operations: Hawaii Gas – (continued)

	Quarter Ended March 31,
	2013	2012	Change Favorable/(Unfavorable)
	$	$	$	%
	($ In Thousands) (Unaudited)
Contribution margin
Revenue – non-utility	32,085	31,629	456	1.4
Cost of revenue – non-utility	13,354	15,573	2,219	14.2
Contribution margin – non-utility	18,731	16,056	2,675	16.7
Revenue – utility	36,921	38,314	(1,393)	(3.6)
Cost of revenue – utility	26,654	28,217	1,563	5.5
Contribution margin – utility	10,267	10,097	170	1.7
Total contribution margin	28,998	26,153	2,845	10.9
Production	2,715	2,006	(709)	(35.3)
Transmission and distribution	5,866	5,448	(418)	(7.7)
Gross profit	20,417	18,699	1,718	9.2
Selling, general and administrative expenses	5,332	5,257	(75)	(1.4)
Depreciation and amortization	2,158	1,941	(217)	(11.2)
Operating income	12,927	11,501	1,426	12.4
Interest expense, net(1)	(1,705)	(1,891)	186	9.8
Other expense	(32)	(69)	37	53.6
Provision for income taxes	(4,483)	(3,799)	(684)	(18.0)
Net income(2)	6,707	5,742	965	16.8
Reconciliation of net income to EBITDA excluding non-cash items:
Net income(2)	6,707	5,742
Interest expense, net(1)	1,705	1,891
Provision for income taxes	4,483	3,799
Depreciation and amortization	2,158	1,941
Other non-cash expenses	662	807
EBITDA excluding non-cash items	15,715	14,180	1,535	10.8
EBITDA excluding non-cash items	15,715	14,180
Interest expense, net(1)	(1,705)	(1,891)
Adjustments to derivative instruments recorded in interest expense(1)	(78)	(465)
Amortization of debt financing costs(1)	106	120
Provision for income taxes, net of changes in deferred taxes	(3,092)	(2,170)
Changes in working capital	(10,567)	(2,858)
Cash provided by operating activities	379	6,916
Changes in working capital	10,567	2,858
Maintenance capital expenditures	(1,006)	(1,764)
Free cash flow	9,940	8,010	1,930	24.1

(1)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Results of Operations: Hawaii Gas – (continued)

Contribution Margin and Operating Income

Non-utility contribution margin improved for the quarter ended March 31, 2013 as the result of an increase in the volume of gas sold and margin management. The volume of gas sold by the non-utility business increased by 2.2% for the quarter ended March 31, 2013 compared with the quarter ended March 31, 2012.

Utility contribution margin improved for the quarter ended March 31, 2013 as the result of an increase in the volume of gas sold. The volume of gas sold by the utility business increased by 1.7% compared with the prior comparable quarter.

Tesoro has indicated that it will close its Hawaii refinery at the end of April of 2013. Tesoro has issued termination notices to Hawaii Gas with respect to the supply of naphtha feedstock and LPG when the refinery closes. Post the refinery closure, Tesoro has agreed to supply Hawaii Gas with naphtha feedstock through mid-July based on the same pricing as the existing supply agreement. Hawaii Gas is currently in discussions to secure naphtha and terminalling arrangements on a longer-term basis and expects to have agreements in place during the second quarter of 2013. Subject to the receipt of any applicable HPUC approvals, Hawaii Gas intends to recover any increases in the costs of such feedstock via its fuel adjustment mechanism.

Hawaii Gas has also secured additional supplies of LPG from its foreign supplier and has signed a three year supply agreement. Hawaii Gas expects that it will maintain its contribution margin in the near term.

Tesoro has indicated that it intends to convert the refinery to an import, storage and distribution terminal. If Tesoro is unsuccessful or does not receive the appropriate authorizations to convert the refinery to an import, storage and distribution terminal, Hawaii Gas may have to construct storage capacity and supporting infrastructure sufficient to ensure its supply of feedstock.

Hawaii Gas is moving forward with the initiative that will allow it to use LNG as a back-up fuel to serve its customers. This initiative to use LNG on at least a small scale is expected to begin in 2013, subject to the receipt of any applicable HPUC approvals.

Production, transmission and distribution and selling, general and administrative expenses are composed primarily of labor related expenses and professional fees. On a combined basis, these costs were higher for the quarter ended March 31, 2013 compared with the quarter ended March 31, 2012 primarily due to an increase in marketing and advertising, salaries and wages and costs associated with the LNG initiative.

Interest Expense, Net

Interest expense, net, includes non-cash losses on derivative instruments of $529,000 and $1.2 million for the quarters ended March 31, 2013 and 2012, respectively. Excluding the portion related to adjustments to derivative instruments, interest expense decreased for the quarter ended March 31, 2013 compared with the quarter ended March 31, 2012 due to lower interest rates from the refinancings that occurred in August of 2012. Cash interest paid was $1.7 million and $2.2 million for the quarters ended March 31, 2013 and 2012, respectively.

Income Taxes

Income from Hawaii Gas is included in our consolidated federal income tax return, and is subject to Hawaii state income taxes. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business. For the year ended December 31, 2013, the business expects to pay state income taxes of approximately $1.9 million. The “Provision for income taxes, net of changes in deferred taxes” of $3.1 million for the quarter ended March 31, 2013 in the above table, includes $2.6 million of federal income taxes payable to MIC and $498,000 of state income taxes. Any current federal income tax liability is expected to be offset in consolidation by the application of NOLs.

The business’ federal taxable income differs from book income primarily as a result of differences in the depreciation of fixed assets. The state of Hawaii does not allow the federal bonus depreciation deduction of 50% for 2012 and 2013 in determining state taxable income.

Results of Operations: District Energy

District Energy

Customers of District Energy pay two charges to receive chilled water services: a fixed charge based on contracted capacity and a variable charge based on the consumption of chilled water. Capacity charges are typically adjusted annually at a fixed rate or are based on the Consumer Price Index (CPI). The terms of the business’ customer contracts provide for the pass through of increases or decreases in electricity costs, the largest component of the business’ direct expenses.

The financial results discussed below reflect 100% of District Energy’s performance during the periods presented below.

Key Factors Affecting Operating Results:

•	a decrease in consumption revenue, net of electricity costs, driven by cooler average temperatures; and
•	an increase in other direct expenses due to the timing of off-season maintenance expense; partially offset by
•	an increase in capacity revenue from new customers and annual inflation-linked increases in contract capacity rates.

Results of Operations: District Energy – (continued)

	Quarter Ended March 31,
	2013	2012	Change Favorable/(Unfavorable)
	$	$	$	%
	($ In Thousands) (Unaudited)
Cooling capacity revenue	5,660	5,495	165	3.0
Cooling consumption revenue	1,961	3,473	(1,512)	(43.5)
Other revenue	698	639	59	9.2
Finance lease revenue	1,055	1,179	(124)	(10.5)
Total revenue	9,374	10,786	(1,412)	(13.1)
Direct expenses – electricity	1,396	2,538	1,142	45.0
Direct expenses – other(1)	4,816	4,557	(259)	(5.7)
Direct expenses – total	6,212	7,095	883	12.4
Gross profit	3,162	3,691	(529)	(14.3)
Selling, general and administrative expenses	889	891	2	0.2
Amortization of intangibles	337	341	4	1.2
Operating income	1,936	2,459	(523)	(21.3)
Interest expense, net(2)	(1,285)	(2,329)	1,044	44.8
Other income	59	57	2	3.5
(Provision) benefit for income taxes	(214)	10	(224)	NM
Noncontrolling interest	(189)	(211)	22	10.4
Net income (loss)	307	(14)	321	NM
Reconciliation of net income (loss) to EBITDA excluding non- cash items:
Net income (loss)	307	(14)
Interest expense, net(2)	1,285	2,329
Provision (benefit) for income taxes	214	(10)
Depreciation(1)	1,698	1,674
Amortization of intangibles	337	341
Other non-cash expenses	11	29
EBITDA excluding non-cash items	3,852	4,349	(497)	(11.4)
EBITDA excluding non-cash items	3,852	4,349
Interest expense, net(2)	(1,285)	(2,329)
Adjustments to derivative instruments recorded in interest expense(2)	(1,286)	(303)
Amortization of debt financing costs(2)	177	170
Equipment lease receivable, net	967	838
Provision/benefit for income taxes, net of changes in deferred taxes	(203)	47
Changes in working capital	(416)	(1,825)
Cash provided by operating activities	1,806	947
Changes in working capital	416	1,825
Maintenance capital expenditures	(146)	(87)
Free cash flow	2,076	2,685	(609)	(22.7)

NM — Not meaningful

(1)	Includes depreciation expense of $1.7 million for each of the quarters ended March 31, 2013 and 2012.
(2)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.

Results of Operations: District Energy – (continued)

Gross Profit

Gross profit decreased primarily as a result of cooler average temperatures during the quarter ended March 31, 2013 compared with quarter ended March 31, 2012 resulting in lower consumption revenue, net of electricity costs. As previously disclosed, the quarter ended March 31, 2012 was abnormally warm. Other direct expenses increased due to the timing of off-season maintenance expense for system reliability. A greater percentage of the business’ off-season maintenance was conducted during the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012. Conversely, cooling capacity revenue increased with new customers and annual inflation-related increases in contract capacity rates in accordance with customer contract terms.

Interest Expense, Net

Interest expense, net, includes non-cash losses on derivative instruments of $505,000 and $1.4 million for the quarters ended March 31, 2013 and 2012, respectively. Excluding the portion related to adjustments to derivative instruments, interest was lower for the quarter ended March 31, 2013 primarily due to the lower debt balance. Cash interest paid was $2.4 million for each of the quarters ended March 31, 2013 and 2012.

Income Taxes

District Energy files a separate federal income tax return and a separate Illinois state income tax return. As of December 31, 2012, the business had approximately $9.8 million in federal NOL carryforwards available to offset positive taxable income and $23.3 million in Illinois state NOL carryforwards, for which utilization is deferred until 2015. For 2013, District Energy expects to pay a federal Alternative Minimum Tax of approximately $91,000 and state income taxes of approximately $478,000. The “Provision/benefit for income taxes, net of changes in deferred taxes” of $203,000 for the quarter ended March 31, 2013 in the above table, includes $33,000 of federal income taxes and $170,000 of state income taxes. The business does not expect to pay regular federal income taxes in 2013 due to the utilization of NOL carryforwards.

The business’ federal taxable income differs from book income primarily as a result of differences in the depreciation of fixed assets. The state of Illinois does not allow the federal bonus depreciation deduction of 50% for 2012 and 2013 in determining state taxable income.

Atlantic Aviation

Key Factors Affecting Operating Results:

•	lower cash interest expense driven by lower cost of debt and reduced debt levels;
•	higher rental revenue; and
•	higher de-icing revenue; partially offset by
•	lost earnings from divested locations.

Results of Operations: Atlantic Aviation – (continued)

	Quarter Ended March 31,
	2013	2012	Change Favorable/(Unfavorable)
	$	$	$	%
	($ In Thousands) (Unaudited)
Revenue
Fuel revenue	140,344	141,325	(981)	(0.7)
Non-fuel revenue	43,796	42,802	994	2.3
Total revenue	184,140	184,127	13	0.0
Cost of revenue
Cost of revenue-fuel	99,785	100,308	523	0.5
Cost of revenue-non-fuel	4,721	5,567	846	15.2
Total cost of revenue	104,506	105,875	1,369	1.3
Fuel gross profit	40,559	41,017	(458)	(1.1)
Non-fuel gross profit	39,075	37,235	1,840	4.9
Gross profit	79,634	78,252	1,382	1.8
Selling, general and administrative expenses	43,477	43,944	467	1.1
Depreciation and amortization	13,871	13,815	(56)	(0.4)
Loss on disposal of assets	173	—	(173)	NM
Operating income	22,113	20,493	1,620	7.9
Interest expense, net(1)	(4,099)	(8,785)	4,686	53.3
Other expense	(4)	(16)	12	75.0
Provision for income taxes	(7,398)	(4,710)	(2,688)	(57.1)
Net income(2)	10,612	6,982	3,630	52.0
Reconciliation of net income to EBITDA excluding non-cash items:
Net income(2)	10,612	6,982
Interest expense, net(1)	4,099	8,785
Provision for income taxes	7,398	4,710
Depreciation and amortization	13,871	13,815
Loss on disposal of assets	106	—
Other non-cash income	(68)	(141)
EBITDA excluding non-cash items	36,018	34,151	1,867	5.5
EBITDA excluding non-cash items	36,018	34,151
Interest expense, net(1)	(4,099)	(8,785)
Interest rate swap breakage fees(1)	—	(248)
Adjustments to derivative instruments recorded in interest expense(1)	25	(4,614)
Amortization of debt financing costs(1)	661	688
Provision for income taxes, net of changes in deferred taxes	(4,048)	(207)
Changes in working capital	3,158	340
Cash provided by operating activities	31,715	21,325
Changes in working capital	(3,158)	(340)
Maintenance capital expenditures	(1,465)	(1,876)
Free cash flow	27,092	19,109	7,983	41.8

NM — Not meaningful

(1)	Interest expense, net, includes adjustments to derivative instruments, non-cash amortization of deferred financing fees and interest rate swap breakage fees.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Results of Operations: Atlantic Aviation – (continued)

Revenue and Gross Profit

The majority of the revenue and gross profit earned by Atlantic Aviation is generated through fueling GA aircraft at facilities located at 62 U.S. airports at which Atlantic Aviation operates. Revenue is categorized according to who owns the fuel used to service these aircraft. If Atlantic Aviation owns the fuel, it records the cost to purchase that fuel as cost of revenue-fuel. The business’ corresponding fuel revenue is its cost to purchase that fuel plus a margin. The business generally pursues a strategy of maintaining, and where appropriate increasing, dollar-based margins. Generally, fluctuations in the cost of fuel are passed through to the customer.

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

Management believes discussing total fuel-related revenue and gross profit, including both fuel sales and into-plane arrangements (as recorded in the non-fuel revenue line) and related key metrics on an aggregate basis, provides a more meaningful analysis of Atlantic Aviation’s gross profit than a discussion of each item. For the quarter ended March 31, 2013, the business derived 62.4% of total gross profit from fuel and fuel-related services compared with 64.2% for the quarter ended March 31, 2012.

The increase in gross profit for the quarter ended March 31, 2013 compared with the quarter ended March 31, 2012 was the result of increased rental revenue and de-icing gross profit, partially offset by lower fuel gross profit. Rental revenue increased by 6.1% and de-icing gross profit increased by 84.3% for the quarter ended March 31, 2013 compared with the quarter ended March 31, 2012. GA related-fuel gross profit decreased by 0.9% over the same comparable period.

On a same store basis, total gross profit increased by 4.1% for the quarter ended March 31, 2013 compared with the quarter ended March 31, 2012. On a same store basis, the volume of GA fuel sold increased by 3.2% for the quarter ended March 31, 2013 compared with the quarter ended March 31, 2012 and GA average fuel margin was flat for the same period.

Atlantic Aviation continues to seek lease extensions prior to maturity and to increase the portfolio’s weighted average lease life. The weighted average lease life was 18.8 years at March 31, 2013 as compared with 17.7 years at March 31, 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were lower by 1.1% for the quarter ended March 31, 2013 compared with the quarter ended March 31, 2012 due primarily to divestures.

Interest Expense, Net

Interest expense, net, includes non-cash losses on derivative instruments of $26,000 and $3.7 million for the quarters ended March 31, 2013 and 2012, respectively. In connection with the debt payments, Atlantic Aviation incurred interest rate swap breakage fees prior to its maturity in October of 2012. Cash paid for interest rate swap breakage fees was $248,000 for the quarter ended March 31, 2012. Excluding the portion related to adjustments to derivative instruments and interest rate swap breakage fees, interest expense decreased from the quarter ended March 31, 2012 to the quarter ended March 31, 2013 primarily due to the expiration of interest rate swaps in October of 2012 and lower principal balance on the term loan debt.

Excluding interest rate swap breakage fees, cash interest paid was $3.3 million and $12.6 million for the quarters ended March 31, 2013 and 2012, respectively.

Results of Operations: Atlantic Aviation – (continued)

Income Taxes

Income generated by Atlantic Aviation is included in our consolidated federal income tax return. The business files state income tax returns in more than 30 states in which it operates. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business.

At December 31, 2012, Atlantic Aviation had $37.0 million of state NOL carryforwards. State NOL carryforwards are specific to the state in which the NOL was generated and various states impose limitations on the utilization of NOL carryforwards. Therefore, the business may incur state income tax liabilities in the future, even if its consolidated state taxable income is less than $37.0 million.

For 2013, the business expects to pay state income taxes of approximately $3.3 million. The “Provision for income taxes, net of changes in deferred taxes” of $4.1 million for the quarter ended March 31, 2013 in the above table, includes $3.2 million of federal income taxes payable to MIC and $868,000 of state income taxes. Any current federal income tax liability is expected to be offset in consolidation by the application of NOLs.

Results of Operations: Corporate & Other

Corporate & Other

The financial results below reflect Corporate and Other’s performance during the periods below. Corporate and Other includes MIC Solar as MIC Solar does not meet the threshold of a reportable segment.

	Quarter Ended March 31,
	2013	2012	Change Favorable/(Unfavorable)
	$	$	$	%
	($ In Thousands) (Unaudited)
Contracted revenue	1,686	—	1,686	NM
Cost of revenue	109	—	(109)	NM
Gross profit	1,577	—	1,577	NM
Base management fees	7,135	4,995	(2,140)	(42.8)
Performance fees	22,042	—	(22,042)	NM
Selling, general and administrative expenses	1,942	5,171	3,229	62.4
Depreciation	1,517	—	(1,517)	NM
Operating loss	(31,059)	(10,166)	(20,893)	NM
Interest expense, net(1)	(503)	—	(503)	NM
Other income (expense), net	2,406	(24)	2,430	NM
Benefit for income taxes	7,593	1,978	5,615	NM
Noncontrolling interest	(654)	93	(747)	NM
Net loss(2)	(22,217)	(8,119)	(14,098)	(173.6)
Reconciliation of net loss to EBITDA excluding non-cash items:
Net loss(2)	(22,217)	(8,119)
Interest expense, net(1)	503	—
Benefit for income taxes	(7,593)	(1,978)
Depreciation	1,517	—
Base management to be settled/settled in LLC interests	7,135	4,995
Performance fees to be settled in LLC interests	22,042	—
Other non-cash (income) expense	(1,611)	56
EBITDA excluding non-cash items	(224)	(5,046)	4,822	95.6
EBITDA excluding non-cash items	(224)	(5,046)
Interest expense, net(1)	(503)	—
Amortization of debt financing costs(1)	3	—
Benefit for income taxes, net of changes in deferred taxes	5,911	1,577
Changes in working capital	(5,418)	(1,989)
Cash used in operating activities	(231)	(5,458)
Changes in working capital	5,418	1,989
Adjustment to free cash flow for MIC Solar(3)	(276)	—
Free cash flow	4,911	(3,469)	8,380	NM

NM — Not meaningful

(1)	Interest expense, net, includes non-cash amortization of deferred financing fees.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.
(3)	Adjustment to free cash flow for MIC Solar adjusts the free cash flow from this business to includes only the cash distributions generated during the reporting period, if any. During the quarter ended March 31, 2013, MIC Solar generated $289,000 of distributable cash.

Summary of Our Proportionately Combined Results

We believe that our proportionately combined metrics, including proportionately combined gross profit, proportionately combined EBITDA excluding non-cash, proportionately combined cash interest, proportionately combined cash taxes, proportionately combined maintenance capital expenditures, proportionately combined free cash flow, proportionately combined free cash flow per share, proportionately combined growth capital expenditures, and proportionately combined net debt, provide our investors and management with additional insight into the financial results and cash generated by our combined ownership interest in our businesses and investments for the reporting period. Given the nature of the businesses we own and our different ownership level in these businesses, management believes that GAAP measures such as net income and cash from operating activities do not fully reflect all of the items that our management considers in assessing the amount of cash generated by our ownership interest in our businesses and investments.

We note that proportionately combined metrics used by us may be calculated in a different manner by other companies, which may limit their usefulness as a comparative measure. Therefore, our proportionately combined metrics should be used as a supplement to, and not in lieu of, of our financial results reported under GAAP.

Our “proportionately combined” financial measures are those attributable to MIC’s ownership interest in each of our operating businesses and MIC Corporate. The following tables represent our proportionately combined share of gross profit, EBITDA excluding non-cash items and free cash flow. The gross profit, EBITDA excluding non-cash items and free cash flows are derived from the “Results of Operations” of our investments and businesses described above.

See “Results of Operations” for each of our businesses and Corporate and Other to see a reconciliation of EBITDA excluding non-cash to net income (loss), its closest comparable GAAP measure and see reconciliation of free cash flow to cash provided by (used in) operating activities, its closest comparable GAAP measure.

	For the Quarter Ended March 31, 2013
($ in Thousands) (Unaudited)	IMTT 50%	Hawaii Gas	District Energy 50.01%	Atlantic Aviation	MIC Corporate	Proportionately Combined(1)	IMTT 100%	District Energy 100%
Gross profit	36,647	20,417	1,581	79,634	1,577	139,856	73,294	3,162
EBITDA excluding non-cash items	32,777	15,715	1,926	36,018	(224)	86,212	65,554	3,852
Free cash flow	17,200	9,940	1,038	27,092	4,911	60,181	34,399	2,076

	For the Quarter Ended March 31, 2012
($ in Thousands) (Unaudited)	IMTT 50%	Hawaii Gas	District Energy 50.01%	Atlantic Aviation	MIC Corporate	Proportionately Combined(1)	IMTT 100%	District Energy 100%
Gross profit	33,188	18,699	1,846	78,252	—	131,985	66,376	3,691
EBITDA excluding non-cash items	29,731	14,180	2,175	34,151	(5,046)	75,191	59,462	4,349
Free cash flow	19,023	8,010	1,343	19,109	(3,469)	44,015	38,045	2,685
Gross profit variance	10.4%	9.2%	(14.3)%	1.8%	NM	6.0%	10.4%	(14.3)%
EBITDA excluding non-cash items variance	10.2%	10.8%	(11.4)%	5.5%	95.6%	14.7%	10.2%	(11.4)%
Free cash flow variance	(9.6)%	24.1%	(22.7)%	41.8%	NM	36.7%	(9.6)%	(22.7)%

NM — Not meaningful

(1)	Proportionately combined free cash flow is equal to the sum of free cash flow attributable to MIC's ownership interest in each of its operating businesses and MIC Corporate.

Liquidity and Capital Resources

Consolidated

Our primary cash requirements include normal operating expenses, debt service, debt principal payments, payments of dividends and capital expenditures. Our primary source of cash is operating activities, although we may borrow against credit facilities for capital expenditures, issue additional LLC interests or sell assets to generate cash.

We believe that our operating businesses will have sufficient liquidity and capital resources to meet future requirements, including servicing long-term debt obligations and making distributions to MIC. We base our assessment of the sufficiency of the liquidity and capital resources on the assumptions that:

•	our businesses and investments overall generate, and are expected to continue to generate, significant operating cash flow;
•	the ongoing capital expenditures associated with our businesses are readily funded from their respective operating cash flow or available financing; and
•	we will be able to refinance, extend and/or repay the principal amount of maturing long-term debt on terms that can be supported by our businesses.

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

More recently, given the openness of the debt markets generally, we have also used slightly longer dated private placement debt as a component of the capital structure of our businesses. For example, in August of 2012, we included $100.0 million of 10-year non-amortizing senior secured notes in the capital structure of Hawaii Gas in connection with the refinancing of its long-term debt.

We may in the future consider other forms of capital, including bank, bond or hybrid debt instruments as a means of financing our businesses.

We are currently paying the principal balance on the long-term debt of our businesses in the following two circumstances:

•	Atlantic Aviation — we are applying excess cash flow generated by the business to pay principal on its term loan facility; and
•	District Energy — we are applying excess cash flow generated by the business to pay the principal balance on its capital expenditure facility and, if fully repaid, its term loan facility.

Liquidity and Capital Resources: Consolidated – (continued)

At present, we have no debt at the MIC holding company level. Rather, we had $143.0 million in readily available cash and cash equivalents at March 31, 2013. A portion of our holding company cash is likely to be used to repay debt principal at Atlantic Aviation in an effort to accelerate the achievement of target leverage levels. Any such repayment is expected to facilitate the refinancing of Atlantic Aviation’s long term debt and the elimination of the cash sweep noted above. The deployment of capital in this manner and the subsequent refinancing of Atlantic Aviation, if successful, are expected to increase our distributable free cash flow and may result in an increase in our quarterly cash dividend.

We may in the future consider borrowing money at the MIC holding company level in circumstances where the cost of capitalizing our businesses, collectively, or the terms and covenants available could be improved as a result. Our use of debt instruments at the holding company level or otherwise depends on multiple factors including but not limited to: the condition of the debt capital markets; the operating performance of our businesses and investments; the near and long term capital needs of our businesses; our ability to stagger debt maturities across our portfolio; and, where applicable, our express or implied debt ratings.

Our financing strategy involves ensuring that we and our businesses maintain appropriate liquidity and access to capital markets, managing our net exposure to floating interest rate volatility, and maintaining a balanced spectrum of debt maturities. Within these parameters, we seek to optimize our borrowing costs and the terms and covenants of our debt facilities.

Analysis of Consolidated Historical Cash Flows from Operations

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2013	2012
($ In Thousands)	$	$	$	%
Cash provided by operating activities	33,669	23,730	9,939	41.9
Cash used in investing activities	(14,875)	(6,653)	(8,222)	(123.6)
Cash used in financing activities	(5,723)	(7,473)	1,750	23.4

Operating Activities

Consolidated cash provided by operating activities comprises primarily the cash from operations of the businesses we own, as described in each of the business discussions below. The cash flow from our consolidated business’ operations is partially offset by expenses paid by the holding company, including base management fees and performance fees to the extent paid in cash, professional fees and cost associated with being a public company.

The increase in consolidated cash provided by operating activities for the quarter ended March 31, 2013 compared with the quarter ended March 31, 2012 was primarily due to:

•	decrease in litigation costs and professional fees primarily from the IMTT arbitration and related matters incurred at the holding company level; and
•	lower cash interest paid due to the expiration of interest rate swaps at Atlantic Aviation in October of 2012 and lower principal balances on the term loan debt; partially offset by
•	higher working capital requirements due to increased foreign LPG cargos at Hawaii Gas.

Distributions from IMTT are reflected in our consolidated cash provided by operating activities only up to our cumulative 50% share of IMTT’s earnings recorded since our investment in IMTT. Cumulative distributions in excess of this are reflected in our consolidated cash from investing activities as a return of investment in unconsolidated business.

Liquidity and Capital Resources: Consolidated – (continued)

Investing Activities

The increase in consolidated cash used in investing activities for the quarter ended March 31, 2013 compared with the quarter ended March 31, 2012 was primarily due to capital expenditures made by MIC Solar during the quarter ended March 31, 2013. Capital expenditures also increased at Atlantic Aviation and District Energy during the quarter ended March 31, 2013 compared with the quarter ended March 31, 2012. The increase was partially offset by lower capital expenditures at Hawaii Gas.

Financing Activities

The decrease in consolidated cash used in financing activities for quarter ended March 31, 2013 compared with the quarter ended March 31, 2012 was primarily due to:

•	an increase in borrowings primarily at Hawaii Gas;
•	timing of the quarterly dividends paid to our shareholders;
•	contribution from noncontrolling interest for MIC Solar; and
•	decrease in distributions to noncontrolling interests; partially offset by
•	higher debt principal payments during the quarter ended March 31, 2013.

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

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2013	2012
($ In Thousands)	$	$	$	%
Cash provided by operating activities	36,133	53,778	(17,645)	(32.8)
Cash used in investing activities	(50,928)	(36,861)	(14,067)	(38.2)
Cash provided by (used in) financing activities	13,580	(1,741)	15,321	NM

NM — Not meaningful

Operating Activities

Cash provided by operating activities at IMTT is generated primarily from storage rentals and ancillary services that are billed monthly, primarily in advance. Cash used in operating activities is mainly for payroll and benefits costs, maintenance and repair of fixed assets, utilities and professional services, interest payments and payments to tax jurisdictions.

Cash provided by operating activities decreased for the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012, primarily as a result of:

•	a tax payment in January of 2013 that was deferred from 2012 as a result of a postponement of time to pay, granted to tax payers by the IRS due to Hurricane Isaac;
•	costs associated with Hurricane Sandy for which insurance reimbursements have not yet been fully received; and
•	higher interest due to a higher drawn debt balance albeit at a lower interest rate; partially offset by
•	improved operating results.

Liquidity and Capital Resources: IMTT – (continued)

Investing Activities

Cash used in investing activities primarily relates to capital expenditures which were higher for the quarter ended March 31, 2013 compared with the quarter ended March 31, 2012. Total cash capital expenditures increased from $37.1 million for the quarter ended March 31, 2012 to $50.8 million for the quarter ended March 31, 2013, primarily due to the increase in maintenance capital expenditures. Total capital expenditures, on an accrual basis, increased from $28.5 million for the quarter ended March 31, 2012 to $34.2 million for the quarter ended March 31, 2013.

The 2010 Tax Act provides for 100% bonus tax depreciation for certain fixed assets placed in service after September 8, 2010 and before January 1, 2012, and 50% bonus tax depreciation for certain fixed assets placed in service during 2012 for federal income tax purposes. The 2012 Tax Act extended the qualifying period for 50% bonus tax depreciation to include 2013. Generally, states do not allow this bonus tax depreciation deduction in determining state taxable income. Importantly, Louisiana, in which IMTT has significant operations, does permit the use of federal tax depreciation in calculating state taxable income.

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

During the quarters ended March 31, 2013 and 2012, IMTT incurred $19.1 million and $8.1 million, respectively, on maintenance and environmental capital expenditures, of which $5.9 million in 2013 was associated with repairs to the Bayonne terminal as a result of damage from Hurricane Sandy. The balance of the increase is primarily related to the increased size of tanks currently out of service and undergoing planned cleaning and inspection and a number of projects that could not be completed in 2012 due to Hurricane Sandy.

For the full-year 2013, MIC believes IMTT will spend approximately $60.0 million on maintenance capital expenditures. IMTT anticipates that maintenance capital expenditures will remain at elevated levels through 2014 due to required tank cleaning, inspections and regulatory compliance.

Growth Capital Expenditure

IMTT incurred growth capital expenditures of $15.1 million and $20.4 million for the quarters ended March 31, 2013 and 2012, respectively.

In the quarter ended March 31, 2013, IMTT brought into service projects which are estimated to have a total cost of $11.4 million. Together with the $124.0 million of projects completed in 2012, the combined completed projects will contribute $23.0 million of annualized gross profit and EBITDA as outlined in the table below. Notwithstanding that these assets have been placed in service, as at March 31, 2013, an additional $8.8 million is anticipated to be spent on these projects.

	Anticipated Incremental Gross Profit/EBITDA	Anticipated Cumulative Gross Profit/EBITDA
2012	$3.8 million	$3.8 million
2013	19.2 million	23.0 million

At March 31, 2013, IMTT had growth projects with an estimated total cost of $35.3 million underway, including $11.4 million of support infrastructure projects. The projects are expected to generate an additional $9.6 million of annualized gross profit and EBITDA as outlined in the table below. To date, $6.8 million has been spent on these projects.

	Anticipated Incremental Gross Profit/EBITDA	Anticipated Cumulative Gross Profit/EBITDA
2013	$3.6 million	$3.6 million
2014	6.0 million	9.6 million

Liquidity and Capital Resources: IMTT – (continued)

The company is currently evaluating projects with estimated capital expenditures between $100.0 million and $220.0 million, of which $55.0 million has already been approved. Returns on these projects are anticipated to be in line with historical levels.

Support infrastructure is growth capital expenditure that does not directly generate incremental gross profit or EBITDA as it has no contractual revenue stream associated with it. However, it does facilitate the ongoing growth of IMTT. Examples of such projects include new docks and berths, new truck racks and other inter-modal transport facilities and new or improved pumps and piping.

Financing Activities

Cash provided by financing activities for the quarter ended March 31, 2013 compared with cash used in financing activities for the quarter ended March 31, 2012 reflects a higher level of net borrowings, partially offset by debt issuance costs for the current period.

At March 31, 2013, the balance on IMTT’s total debt facilities was $951.1 million. This consisted of $336.3 million in letter of credit backed tax-exempt bonds, $174.8 million in bank owned tax-exempt bonds, $414.6 million in revolving credit facilities and $25.4 million in shareholder loans. The weighted average interest rate of the outstanding debt facilities, including any interest rate swaps and fees associated with outstanding letters of credit was 4.46%. Cash interest paid was $8.8 million and $8.3 million for the quarters ended March 31, 2013 and 2012, respectively.

On February 15, 2013, IMTT refinanced its revolving credit facility. Among other changes, the refinancing increased the size of the facility from $1,025.0 million to $1,040.0 million. The maturity was extended to February of 2018. The covenant limiting the Debt to EBITDA ratio was increased to 5.00x from 4.75x and the interest rate margins were reduced between 0.25% and 0.50%. A restriction on payments of distributions was added that mirrors the dividend policy of the amended Shareholders’ Agreement.

On February 15, 2013, IMTT also reissued its GO Zone Bonds III and IV in order to extend the mandatory tender date from December of 2015 to February of 2018, as well as to mirror the amended covenant provisions of the revolving credit facility. Only one lender from the existing issuance did not participate in the reissuance. The departing lender’s allocation has since been taken up by other lenders.

Subsequent to the financial close of the revolving credit facility, IMTT has added additional lenders to the syndicate and increased the capacity of the facility from $1,040.0 million to $1,205.0 million. IMTT is in discussion with additional institutions and anticipates further increasing the capacity. The undrawn balance of the revolving credit facility as of March 31, 2013, including these additional lenders on a proforma basis, was $447.2 million.

The financial covenant requirements under IMTT's revolving credit facility, and the calculation of these measures at March 31, 2013, were as follows:

•	Leverage Ratio < 5.00x (default threshold). The ratio at March 31, 2013 was 3.75x.
•	Interest Coverage Ratio > 3.00x (default threshold). The ratio at March 31, 2013 was 6.01x.

For a description of the material terms of IMTT’s credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Hawaii Gas

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2013	2012
($ In Thousands)	$	$	$	%
Cash provided by operating activities	379	6,916	(6,537)	(94.5)
Cash used in investing activities	(3,506)	(4,186)	680	16.2
Cash provided by financing activities	20,000	10,000	10,000	100.0

Liquidity and Capital Resources: Hawaii Gas – (continued)

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

The decrease in cash provided by operating activities for the quarter ended March 31, 2013 compared with the quarter ended March 31, 2012 was driven primarily by higher working capital due to increased foreign LPG cargos. This was partially offset by higher contribution margin.

Investing Activities

Cash used in investing activities is composed primarily of capital expenditures. Capital expenditures are funded by drawing on credit facilities as well as cash from operating activities.

The following table sets forth information about capital expenditures at Hawaii Gas ($ in thousands):

	Maintenance	Growth
Quarter ended March 31, 2013, accrual basis	$1,006	$1,129
Change in accrued capital expenditure balance from December 31, 2012	748	580
Quarter ended March 31, 2013, cash basis	$1,754	$1,709
Quarter ended March 31, 2012, accrual basis	$1,764	$958
Change in accrued capital expenditure balance from December 31, 2011	824	676
Quarter ended March 31, 2012, cash basis	$2,588	$1,634
2013 full year projected	$8.3 million	$9.8 million

Maintenance Capital Expenditure

Maintenance capital expenditures include replacement of pipeline sections, improvements to the business’ transmission system and SNG plant, improvements to buildings and other property and the purchase of equipment.

Maintenance capital expenditures for the quarter ended March 31, 2013 were lower compared with the quarter ended March 31, 2012 as a result of spending related to the required pipeline maintenance and inspection projects which were completed in 2012.

Growth Capital Expenditure

Growth capital expenditures include the purchase of meters, regulators and propane tanks for new customers, the cost of installing pipelines for new residential and commercial construction, new product initiatives, the renewable natural gas plant and the expansion of gas storage facilities.

Growth capital expenditures for the quarter ended March 31, 2013 were higher compared with the quarter ended March 31, 2012 driven mainly by new customer installations, and timing of meter and regulator purchases.

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

Financing Activities

The main drivers of cash provided by financing activities are drawings on facilities for capital expenditures and working capital needs. At March 31, 2013, the balance on the business’ debt facilities consisted of $180.0 million in term loan and senior secured note borrowings and $20.0 million in revolving credit facility borrowings. The $20.0 million revolving credit facility borrowings consist of: (i) $10.0 million for working capital related to imports of foreign LPG cargos and (ii) $10.0 million to fund a portion of capital expenditures made through March 31, 2013.

Liquidity and Capital Resources: Hawaii Gas – (continued)

The operating company has issued $100.0 million of 10-year, non-amortizing senior secured notes. The notes bear interest at a fixed rate of 4.22%. The operating company has also entered into a $60.0 million, 5-year senior secured revolving credit facility. This facility bears interest at LIBOR + 1.50%. The holding company has entered into an $80.0 million, 5-year, non-amortizing senior secured term loan agreement. The interest rate floats at LIBOR + 2.25%. The floating rate has effectively been fixed for 4 years at 0.64% using an interest rate swap, resulting in a fixed all in rate of 2.89%. The weighted average interest rate of the outstanding debt facilities, including the interest rate swap at March 31, 2013, was 3.44%. Cash interest paid was $1.7 million and $2.2 million for the quarters ended March 31, 2013 and 2012, respectively.

The financial covenants precluding distributions under each of the business’ credit facilities discussed above are as follows:

•	12 month backward interest coverage ratio less than 3.0x; and
•	Leverage ratio (total indebtedness to capitalization ratio) for any fiscal quarter greater than 65.0%.

At March 31, 2013, the 12 month backward interest coverage ratio was 9.02x at the holding company and 17.56x at the operating company. The leverage ratio at March 31, 2013 was 63.37% at the holding company and 38.05% at the operating company.

Additionally, the HPUC requires the consolidated debt to total capital for the holding company to be less than 65% and that $20.0 million in cash resources be readily available at Hawaii Gas or MIC. At March 31, 2013, the debt to total capital ratio was 63.37% and $20.0 million in cash resources was readily available.

For a description of the material terms of Hawaii Gas’ credit facilities, see Note 10 “Long-Term Debt” in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

District Energy

The following analysis represents 100% of the cash flows of District Energy.

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2013	2012
($ In Thousands)	$	$	$	%
Cash provided by operating activities	1,806	947	859	90.7
Cash used in investing activities	(358)	(235)	(123)	(52.3)
Cash used in financing activities	(3,686)	(1,525)	(2,161)	(141.7)

Operating Activities

Cash provided by operating activities is driven primarily by customer receipts for services provided and leased equipment payments received (including non-revenue lease principal). Cash used in operating activities is driven by the timing of payments for electricity, vendor services or supplies and the payment of payroll and benefit costs. Cash provided by operating activities was higher as a result of favorable working capital movements for the quarter ended March 31, 2013 compared with the quarter ended March 31, 2012. The favorable movement for the quarter ended March 31, 2013 resulted from the timing of customer payments received, lower payments to vendors from timing of operations and maintenance spending and timing of equipment lease payments received.

Non-revenue lease principal is the principal portion of lease payments received from equipment leases with various customers. This cash inflow is not included in EBITDA excluding non-cash items, as there is no impact on net income, but as a cash inflow to calculate cash from operating activities. Non-revenue lease principal was $967,000 and $838,000 for the quarters ended March 31, 2013 and 2012, respectively. Effective April 30, 2013, the business will no longer provide site specific cooling and heating services to a customer outside downtown Chicago for which fees and lease payments were being received. The business is seeking to recover the unamortized lease principal of approximately $8.6 million. The loss of this customer will reduce the business’ cash from operations.

Liquidity and Capital Resources: District Energy – (continued)

Investing Activities

Cash used in investing activities mainly comprises capital expenditures, which are generally funded by drawing on available facilities and cash from operations. Cash used in investing activities for the quarters ended March 31, 2013 and 2012 primarily funded system maintenance and growth capital expenditures for new customer connections.

The following table sets forth information about District Energy’s capital expenditures ($ in thousands):

	Maintenance	Growth
Quarter ended March 31, 2013, accrual basis	$146	$—
Change in accrued capital expenditure balance from December 31, 2012	112	100
Quarter ended March 31, 2013, cash basis	$258	$100
Quarter ended March 31, 2012, accrual basis	$87	$214
Change in accrued capital expenditure balance from December 31, 2011	18	(85)
Quarter ended March 31, 2012, cash basis	$105	$129
2013 full year projected	$1.0 million	$890,000

Maintenance Capital Expenditure

The business expects to spend approximately $1.0 million per year on capital expenditures relating to the replacement of parts, system reliability, customer service improvements and minor system modifications. Maintenance capital expenditures will be funded from available facilities and cash from operating activities. These expenditures were higher during the quarter ended March 31, 2013 due to the timing of spend on ordinary course maintenance projects.

Growth Capital Expenditure

Growth capital expenditures were lower during the quarter ended March 31, 2013 due to the timing of spend related to connecting new customers. New customers will typically reimburse the business for a substantial portion of expenditures related to connecting them to the business’ system, thereby reducing the impact of this element of capital expenditure.

Financing Activities

At March 31, 2013, the balance on the business’ debt facilities consisted of a $150.0 million term loan facility and a $10.9 million capital expenditure facility. The weighted average interest rate on the debt facilities, including the interest rate swaps and fees associated with outstanding letters of credit at March 31, 2013, was 5.92%. Cash interest paid was $2.4 million for each of the quarters ended March 31, 2013 and 2012.

The increase in cash used in financing activities was primarily due to the mandatory debt principal payments that commenced during the third quarter of 2012 and increased distributions paid to the noncontrolling interest shareholders.

In accordance with the terms of its loan agreement, District Energy will be applying 100% of its excess cash flow generated during the third quarter of 2012 and thereafter to pay a portion of its debt facilities through the loan maturity in September of 2014. These principal payments are applied to the capital expenditure facility followed by the term loan facility. The business paid $1.8 million and $3.4 million to its lenders in April of 2013 and during the quarter ended March 31, 2013, respectively.

The financial covenants triggering distribution lock-up or default under the business’ credit facility are as follows:

•	Backward Interest Coverage Ratio < 1.5x (distribution lock-up) and < 1.2x (default). The ratio at March 31, 2013 was 2.44x.
•	Leverage Ratio (funds from operations less interest expense to net debt) for the previous 12 months less than 6.0% (distribution lock-up) and 4.0% (default). The ratio at March 31, 2013 was 9.97%.

For a description of the material terms of District Energy’s credit facilities, see Note 10 “Long-Term Debt” in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Liquidity and Capital Resources: Atlantic Aviation

Atlantic Aviation

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2013	2012
($ In Thousands)	$	$	$	%
Cash provided by operating activities	31,715	21,325	10,390	48.7
Cash used in investing activities	(3,672)	(2,232)	(1,440)	(64.5)
Cash used in financing activities	(25,095)	(6,680)	(18,415)	NM

NM — Not meaningful

Operating Activities

Cash provided by operating activities at Atlantic Aviation is generated from sales transactions primarily paid by credit cards. Some customers are provided extended payment terms and are billed accordingly. Cash used in operating activities is mainly for payments to vendors of fuel and professional services, as well as payroll costs and payments to tax jurisdictions.

Cash provided by operating activities increased during the quarter ended March 31, 2013 compared with the quarter ended March 31, 2012 primarily due to:

•	lower cash interest paid due to the expiration of interest rate swaps in October of 2012 and lower principal balance on the term loan debt; and
•	improved operating results; partially offset by,
•	the timing of various payments.

Investing Activities

Cash used in investing activities relates primarily to cash used for acquisitions and capital expenditures. Cash provided by investing activities relates primarily to proceeds from the sale of FBOs. Cash used in investing activities increased during the quarter ended March 31, 2013 compared to quarter ended March 31, 2012 primarily due to an increase in growth capital expenditures.

The following table sets forth information about capital expenditures at Atlantic Aviation ($ in thousands):

	Maintenance	Growth
Quarter ended March 31, 2013, accrual basis	$1,465	$1,846
Change in accrued capital expenditure balance from December 31, 2012	173	190
Quarter ended March 31, 2013, cash basis	$1,638	$2,036
Quarter ended March 31, 2012, accrual basis	$1,876	$552
Change in accrued capital expenditure balance from December 31, 2011	(112)	297
Quarter ended March 31, 2012, cash basis	$1,764	$849
2013 full year projected	$11.4 million	$18.4 million

Maintenance Capital Expenditure

Maintenance capital expenditures include repainting, replacing equipment as necessary and any ongoing environmental or required regulatory expenditure, such as installing safety equipment. These expenditures are generally funded from cash flow from operating activities.

Liquidity and Capital Resources: Atlantic Aviation – (continued)

Growth Capital Expenditure

Growth capital expenditures are incurred primarily where the business expects to receive an appropriate return relative to its cost of capital. Historically, these expenditures have included development of hangars, terminal buildings and ramp upgrades. The business has generally funded these projects through debt facilities or capital contributions from MIC.

Growth capital expenditures during the quarter ended March 31, 2013 related primarily to significant upgrades at certain facilities. Atlantic Aviation expects an increase in growth capital expenditures in 2013 primarily due to remodels of certain facilities to upgrade their capabilities.

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

Financing Activities

At March 31, 2013, the balance on Atlantic Aviation’s debt facilities includes $651.3 million drawn on a term loan facility and $50.0 million drawn on a capital expenditure facility. The interest rate applicable on these facilities is LIBOR plus a margin of 1.725% through the maturity of the loan in October of 2014.

Atlantic Aviation had interest rate swaps that hedged 100% of the term loan debt by swapping three-month U.S. LIBOR for a fixed rate of 5.1925%. These swaps expired on October 16, 2012 which lowered the all-in rate on the term loan from 6.7925% to floating rate LIBOR + 1.725% through maturity. In order to limit Atlantic Aviation’ exposure to potential increases in LIBOR, Atlantic Aviation has an interest rate cap at 2.25% on three-month U.S. LIBOR for a notional amount of $550.0 million through maturity of the term loan.

Atlantic Aviation also has stand-alone debt facilities used to fund construction of certain FBOs. At March 31, 2013, the balances on the stand-alone facilities totaled $5.6 million. The interest rates on these stand-alone facilities are fixed at 4.75%.

The weighted average interest rate of all outstanding debt facilities, including any interest rate swaps, at March 31, 2013, was 1.95%. Cash interest paid was $3.3 million and $12.6 million for the quarters ended March 31, 2013 and 2012, respectively, excluding interest rate swap breakage fees.

The increase in cash used in financing activities is primarily due to a larger payment on the principal balance of the term loan debt during the quarter ended March 31, 2013 of $24.5 million compared with $6.5 million for the quarter ended March 31, 2012. Per the terms of Atlantic Aviation’s amended credit agreement, starting in the fourth quarter of 2012 through to the maturity or refinancing of the facility, 100% of the excess cash generated by the business will be used to pay principal on the term loan.

On April 25, 2013, the business paid $7.0 million of term loan principal. As a result of this payment, the proforma leverage ratio would decrease to 5.25x based on the EBITDA generated by the business over the twelve months ended March 31, 2013, as calculated under the facility.

The financial covenant requirements under Atlantic Aviation’s credit facility, and the calculation of these measures at March 31, 2013, were as follows:

•	Debt Service Coverage Ratio > 1.2x (default threshold). The ratio at March 31, 2013 was 3.09x.
•	Leverage Ratio debt to adjusted EBITDA for the trailing twelve months < 6.00x (default threshold). The ratio at March 31, 2013 was 5.30x.

For a description of the material terms of Atlantic Aviation’s credit facilities, see Note 10 “Long-Term Debt” in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Commitments and Contingencies

At March 31, 2013, there were no material changes in our commitments and contingencies compared with December 31, 2012, except for the mandatory payment we expect to make under the terms of cash sweep of Atlantic Aviation’s and District Energy’s credit facilities as discussed above. See Note 7, “Long-Term Debt”, to our consolidated condensed financial statements in Part I of this Form 10-Q for further discussion.

At March 31, 2013, we did not have any material purchase obligations. For a discussion of our other future obligations, due by period, under the various contractual obligations, off-balance sheet arrangements and commitments, please see “Liquidity and Capital Resources — Commitments and Contingencies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on February 20, 2013.

At March 31, 2013, we did not have any material reserves for contingencies. We have other contingencies occurring in the normal course of business, including pending legal and administrative proceedings that are not reflected at this time as they are not ascertainable.

Our sources of cash to meet these obligations are as follows:

•	cash generated from our operations (see “Operating Activities” in “Liquidity and Capital Resources”);
•	refinancing of our current credit facilities on or before maturity (see “Financing Activities” in “Liquidity and Capital Resources”); and
•	cash available from our undrawn credit facilities (see “Financing Activities” in “Liquidity and Capital Resources”).

Critical Accounting Policies and Estimates

For critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Our critical accounting policies and estimates have not changed materially from the description contained in that Annual Report.

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

ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment, permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test, as discussed below. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test.

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

Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Our exposure to market risk has not changed materially since February 20, 2013, our 10-K filing date.

Controls and Procedures

Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED BALANCE SHEETS
($ in Thousands, Except Share Data)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$154,447	$141,376
Accounts receivable, less allowance for doubtful accounts of $716 and $875, respectively	62,861	56,553
Inventories	23,091	20,617
Prepaid expenses	7,829	8,908
Deferred income taxes	6,450	6,803
Other	22,009	19,653
Total current assets	276,687	253,910
Property, equipment, land and leasehold improvements, net	718,631	708,031
Equipment lease receivables	27,090	28,177
Investment in unconsolidated business	85,682	75,205
Goodwill	514,640	514,640
Intangible assets, net	618,274	626,902
Other	16,730	16,829
Total assets	$2,257,734	$2,223,694
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Due to manager – related party	$29,301	$50,253
Accounts payable	29,513	26,499
Accrued expenses	35,636	35,499
Current portion of long-term debt	109,353	106,580
Fair value of derivative instruments	7,439	7,450
Other	17,886	19,049
Total current liabilities	229,128	245,330
Long-term debt, net of current portion	1,042,954	1,052,584
Deferred income taxes	172,273	169,392
Fair value of derivative instruments	3,608	5,360
Other	53,912	53,463
Total liabilities	1,501,875	1,526,129
Commitments and contingencies	—	—
Members’ equity:
LLC interests, no par value; 500,000,000 authorized; 48,434,327 LLC interests issued and outstanding at March 31, 2013 and 47,453,943 LLC interests issued and outstanding at December 31, 2012	932,934	883,143
Additional paid in capital	21,447	21,447
Accumulated other comprehensive loss	(20,671)	(20,801)
Accumulated deficit	(222,890)	(228,761)
Total members’ equity	710,820	655,028
Noncontrolling interests	45,039	42,537
Total equity	755,859	697,565
Total liabilities and equity	$2,257,734	$2,223,694

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
($ in Thousands, Except Share and Per Share Data)

	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012
Revenue
Revenue from product sales	$174,115	$172,954
Revenue from product sales – utility	36,921	38,314
Service revenue	52,115	52,409
Financing and equipment lease income	1,055	1,179
Total revenue	264,206	264,856
Costs and expenses
Cost of product sales	116,993	119,381
Cost of product sales – utility	31,489	32,172
Cost of services	10,934	12,661
Selling, general and administrative	49,209	55,263
Fees to manager – related party	29,177	4,995
Depreciation	9,255	7,551
Amortization of intangibles	8,628	8,546
Loss on disposal of assets	173	—
Total operating expenses	255,858	240,569
Operating income	8,348	24,287
Other income (expense)
Interest income	94	2
Interest expense(1)	(7,686)	(13,007)
Equity in earnings and amortization charges of investee	10,462	9,501
Other expense, net	(2)	(52)
Net income before income taxes	11,216	20,731
Provision for income taxes(2)	(4,502)	(6,521)
Net income	$6,714	$14,210
Less: net income attributable to noncontrolling interests	843	118
Net income attributable to MIC LLC	$5,871	$14,092
Basic income per share attributable to MIC LLC interest holders	$0.12	$0.30
Weighted average number of shares outstanding: basic	47,584,661	46,356,157
Diluted income per share attributable to MIC LLC interest holders	$0.12	$0.30
Weighted average number of shares outstanding: diluted	47,603,257	46,379,291
Cash dividends declared per share	$0.6875	$0.20

(1)	Interest expense includes non-cash losses on derivative instruments of $1.1 million and $6.3 million for the quarters ended March 31, 2013 and 2012, respectively, of which net loss of $398,000 and $4.4 million, respectively, was reclassified from accumulated other comprehensive income.
(2)	Includes $158,000 and $1.7 million of benefit for income taxes from accumulated other comprehensive income reclassifications for the quarters ended March 31, 2013 and 2012, respectively.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
($ in Thousands)

	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012
Net income	$6,714	$14,210
Other comprehensive income, net of taxes:
Reclassification of realized losses of derivatives(1)	250	2,676
Translation adjustment(2)	—	104
Other comprehensive income	250	2,780
Comprehensive income	$6,964	$16,990
Less: comprehensive income attributable to noncontrolling interests	963	331
Comprehensive income attributable to MIC LLC	$6,001	$16,659

(1)	Reclassification of realized losses of derivatives is composed of (i) pre-tax derivative losses into interest expense of $398,000 and $4.4 million, respectively, and the related tax benefit of $158,000 and $1.7 million, respectively, in the consolidated condensed statements of operations; and (ii) pre-tax derivative losses as an adjustment to investment in unconsolidated business of $15,000 and $83,000, respectively, and an adjustment to deferred taxes of $5,000 and $29,000, respectively, in the consolidated condensed balance sheet for the quarters ended March 31, 2013 and 2012, respectively.
(2)	Translation adjustment is presented net of taxes of $56,000 for the quarter ended March 31, 2012.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in Thousands)

	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012
Operating activities
Net income	$6,714	$14,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	10,953	9,225
Amortization of intangible assets	8,628	8,546
Loss on disposal of assets	106	—
Equity in earnings and amortization charges of investee	(10,462)	(9,501)
Amortization of debt financing costs	947	978
Adjustments to derivative instruments	(1,339)	(5,630)
Base management fees to be settled/settled in LLC interests	7,135	4,995
Performance fees to be settled in LLC interests	22,042	—
Equipment lease receivable, net	967	838
Deferred rent	64	74
Deferred taxes	3,070	5,768
Other non-cash (income) expenses, net	(1,913)	559
Changes in other assets and liabilities:
Accounts receivable	(6,238)	(8,227)
Inventories	(2,394)	1,510
Prepaid expenses and other current assets	(2,462)	(1,695)
Due to manager – related party	(11)	11
Accounts payable and accrued expenses	(2,001)	3,080
Income taxes payable	94	(113)
Other, net	(231)	(898)
Net cash provided by operating activities	33,669	23,730
Investing activities
Purchases of property and equipment	(14,834)	(7,069)
Proceeds from sale of assets	—	390
Other	(41)	26
Net cash used in investing activities	(14,875)	(6,653)
Financing activities
Proceeds from long-term debt	21,192	10,000
Dividends paid to holders of LLC interests	—	(9,268)
Contributions received from noncontrolling interests	2,000	—
Distributions paid to noncontrolling interests	(247)	(1,525)
Payment of long-term debt	(28,050)	(6,583)
Payment of notes and capital lease obligations	(485)	(97)
Other	(133)	—
Net cash used in financing activities	(5,723)	(7,473)
Net change in cash and cash equivalents	13,071	9,604
Cash and cash equivalents, beginning of period	141,376	22,786
Cash and cash equivalents, end of period	$154,447	$32,390

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS – (continued)
(Unaudited)
($ in Thousands)

	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012
Supplemental disclosures of cash flow information
Non-cash investing and financing activities:
Accrued equity offering costs	$195	$—
Accrued refinancing costs	$665	$—
Accrued purchases of property and equipment	$5,755	$1,478
Acquisition of equipment through capital leases	$1,135	$916
Issuance of LLC interests to manager for performance fees	$43,820	—
Issuance of LLC interests to manager for base management fees	$6,299	$4,222
Taxes paid	$1,338	$865
Interest paid	$8,471	$17,530

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

The Company owns its businesses through its wholly-owned subsidiary, Macquarie Infrastructure Company Inc., or MIC Inc. The Company’s businesses operate predominantly in the United States and consist of the following:

•	International Matex Tank Terminals or “IMTT”: a 50% interest in a bulk liquid storage terminal business, which provides bulk liquid storage and handling services at ten marine terminals in the United States and two in Canada and is one of the largest participants in this industry in the U.S., based on storage capacity;
•	Hawaii Gas: a full-service gas energy company processing and distributing gas products and providing related services in Hawaii;
•	District Energy: a 50.01% controlling interest in a district energy business, which operates among the largest district cooling systems in the U.S., serving various customers in Chicago, Illinois and Las Vegas, Nevada;
•	Atlantic Aviation: an airport services business providing products and services, including fuel and aircraft hangaring/parking, to owners and operators of general aviation aircraft at 62 airports in the U.S.; and
•	MIC Solar Energy Holdings or “MIC Solar”: interests in two contracted solar power generation facilities located in the southwest U.S. that will provide 30 megawatts of wholesale electricity to utilities.

2. Basis of Presentation

The unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of consolidated condensed financial statements in conformity with GAAP requires estimates and assumptions. Management evaluates these estimates and assumptions on an ongoing basis. Actual results may differ from the estimates and assumptions used in the financial statements and notes. Operating results for the quarter ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The consolidated balance sheet at December 31, 2012 has been derived from audited financial statements but does not include all of the information and notes required by accounting principles generally accepted in

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

2. Basis of Presentation  – (continued)

the United States for complete financial statements. Certain reclassifications were made to the financial statements for the prior period to conform to current period presentation.

The interim financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 20, 2013.

Recently Issued Accounting Standards Adopted

In February of 2013, the Financial Accounting Standards Board, or FASB, issued ASU 2013-02 Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income which is effective for interim reporting periods beginning on or after December 15, 2012. This guidance requires disclosure by component of other comprehensive income of the amounts reclassified out of accumulated other comprehensive income by component and into net earnings for the reporting period. Since this guidance requires only additional disclosures, the adoption did not have an impact on the Company’s results of operations and financial condition.

3. Income per Share

Following is a reconciliation of the basic and diluted number of shares used in computing income per share:

	Quarter Ended March 31,
	2013	2012
Weighted average number of shares outstanding: basic	47,584,661	46,356,157
Dilutive effect of restricted stock unit grants	18,596	23,134
Weighted average number of shares outstanding: diluted	47,603,257	46,379,291

The effect of potentially dilutive shares for the quarter ended March 31, 2013 is calculated assuming that the 18,208 restricted stock unit grants provided to the independent directors on May 31, 2012, which will vest during the second quarter of 2013, and the 895 restricted stock unit grants on February 21, 2013, which will vest during the second quarter of 2013, had been fully converted to shares on those grant dates.

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

4. Acquisitions

MIC Solar Acquisitions

The Company invested in two utility-scale solar photovoltaic contracted power generation facilities in the fourth quarter of 2012, one in Tucson, Arizona (the “Tucson Project”) and one in Presidio, Texas (the “Presidio Project”). The facilities are capable of generating a combined approximately 30 megawatts (“MWac”) of electricity. These two combined investments, called “MIC Solar”, constitute a business segment that does not meet the threshold of a reportable segment in accordance with U.S. GAAP. Accordingly, the results of operations of MIC Solar are aggregated with Corporate and Other’s results in the accompanying disclosure of segment information.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

4. Acquisitions  – (continued)

Once the co-investor has earned a specified rate of return on its investment in the Tucson Project (the “Flip Date”), MIC receives certain rights, as defined, to make decisions over the management and operations of the project. The Flip Date cannot occur earlier than November 21, 2017. Once the Flip Date occurs, MIC and the co-investor’s interest in the project’s taxable income (loss) will be revised to amounts defined within the LLC agreement. Additionally, subsequent to the Flip Date, MIC has an option to purchase the co-investor’s interest at an amount defined in the LLC agreement, but not less than fair market value. Since it is expected that the Flip Date will occur during the life of the project and that MIC will receive certain rights to make decisions over the management and operations of the project at that time, the Company has determined that it is appropriate to consolidate the project with the co-investor’s interest reflected as a “noncontrolling interest” in the consolidated condensed financial statements.

Net income (loss) generated by the Tucson Project is allocated to the co-investor using the Hypothetical Liquidation at Book Value (“HLBV”) method. The HLBV method allocates net income (loss) based on the amount necessary to adjust the ending balance of the co-investor’s interest in the Tucson Project to an amount equal to the distribution proceeds that would be due to the co-investor in a hypothetical liquidation of the Tucson Project at the net book value of the underlying assets. As a result of the tax benefits that the co-investor receives from the Tucson Project at inception, the co-investor would receive distribution proceeds that are less than its initial investment in the project under the HLBV method and MIC would receive distribution proceeds in excess of its initial investment, resulting in a gain to MIC that will be amortized over the 30 year life of the project. The Company’s allocated interest in the net income (loss) of the Tucson Project was insignificant for the year ended December 31, 2012 and the quarter ended March 31, 2013.

Acquisition of — Tucson, Arizona

On November 21, 2012, the Company completed the acquisition of the Tucson Project for a purchase price of $59.4 million. This acquisition was funded by a $4.0 million capital investment by the Company and $55.4 million capital contribution from a noncontrolling interest co-investor. At December 31, 2012, this facility was fully operational.

The acquisition has been accounted for as a business combination. Accordingly, the results of operations of the Tucson Project are included in the consolidated statement of operations since November 21, 2012. The fair value of the assets acquired and liabilities assumed at the date of acquisition was as follows
($ in thousands):

Restricted cash – current	$538
Total current assets	538
Property and equipment	115,597
Restricted cash – non-current	2,219
Total assets acquired	$118,354
Current portion of long-term debt	$1,842
Total current liabilities	1,842
Long-term debt	57,087
Total liabilities assumed	$58,929
Net assets acquired	$59,425

Acquisition of — Presidio, Texas

On December 21, 2012, the Company completed the acquisition of the Presidio Project for a purchase price of $5.4 million, funded by a capital investment by the Company. In January of 2013, the Company entered into an LLC agreement with a noncontrolling interest co-investor who made a capital contribution of $2.0 million during the quarter ended March 31, 2013. During April of 2013, the co-investor made a further

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

4. Acquisitions  – (continued)

investment of $18.6 million, of which $3.4 million was returned to MIC as a return of capital, reducing MIC’s investment in the Presidio Project to $2.0 million.

Under the LLC agreement, the Company receives an amount of the project’s cash flows disproportionate to its investment and its co-investor receives an amount of the project’s tax credits and losses disproportionate to its investment. All major decisions involving the Presidio Project must be approved by both members. The terms of the LLC agreement governing the Presidio Project are similar to the Tucson Project described above.

In connection with the acquisition, the Company assumed $24.3 million in construction financing. This facility in Presidio is expected to commence operations during the second quarter of 2013 and therefore the fixed assets of this investment are classified as construction in progress at March 31, 2013 and December 31, 2012 on the consolidated condensed balance sheet. Upon operations, the construction loan is expected to convert to term debt.

The acquisition has been accounted for as a business combination. Accordingly, the results of operations of the Presidio Project are included in the consolidated statement of operations since December 21, 2012. The fair value of the assets acquired and liabilities assumed at the date of acquisition was as follows ($ in thousands):

Restricted cash – current	$2,596
Total current assets	2,596
Property and equipment	25,837
Restricted cash – non-current	1,000
Deferred financing costs	263
Total assets acquired	$29,696
Current portion of long-term debt	$497
Total current liabilities	497
Long-term debt	23,807
Total liabilities assumed	24,304
Net assets acquired	$5,392

Had the acquisitions occurred as of January 1, 2012, the Company’s consolidated results of operations would not have been materially different. For the year ended December 31, 2012, the Company recorded transaction related costs of $1.1 million in selling, general, and administrative expense for these investments.

5. Property, Equipment, Land and Leasehold Improvements

Property, equipment, land and leasehold improvements at March 31, 2013 and December 31, 2012 consist of the following ($ in thousands):

	March 31, 2013	December 31, 2012
Land	$4,618	$4,618
Easements	5,624	5,624
Buildings	25,004	24,993
Leasehold and land improvements	338,589	337,632
Machinery and equipment	508,892	503,499
Furniture and fixtures	10,447	10,215
Construction in progress	55,576	41,370
Property held for future use	1,943	1,768
	950,693	929,719
Less: accumulated depreciation	(232,062)	(221,688)
Property, equipment, land and leasehold improvements, net	$718,631	$708,031

As discussed in Note 4, “Acquisitions”, the Company acquired $141.4 million in machinery and equipment and construction in progress from the MIC Solar acquisitions during the fourth quarter of 2012.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

6. Intangible Assets

Intangible assets at March 31, 2013 and December 31, 2012 consist of the following ($ in thousands):

	March 31, 2013	December 31, 2012
Contractual arrangements	$745,841	$745,841
Non-compete agreements	9,575	9,575
Customer relationships	79,445	79,445
Leasehold rights	3,330	3,330
Trade names	15,671	15,671
Technology	460	460
	854,322	854,322
Less: accumulated amortization	(236,048)	(227,420)
Intangible assets, net	$618,274	$626,902

The goodwill balance as of March 31, 2013 is comprised of the following ($ in thousands):

Goodwill acquired in business combinations, net of disposals	$637,840
Less: accumulated impairment charges	(123,200)
Balance at March 31, 2013	$514,640

The Company tests for goodwill impairment at the reporting unit level on an annual basis on October 1st of each year and between annual tests if a triggering event indicates impairment. There were no triggering events indicating impairment for the quarter ended March 31, 2013.

7. Long-Term Debt

At March 31, 2013 and December 31, 2012, the Company’s consolidated long-term debt comprised the following ($ in thousands):

	March 31, 2013	December 31, 2012
Hawaii Gas	$200,000	$180,000
District Energy	160,942	164,382
Atlantic Aviation	706,939	731,549
MIC Solar	84,426	83,233
Total	1,152,307	1,159,164
Less: current portion	(109,353)	(106,580)
Long-term portion	$1,042,954	$1,052,584

During the quarter ended March 31, 2013, Hawaii Gas borrowed $20.0 million from its secured revolving credit facility. The Company has classified $10.0 million relating to Hawaii Gas’s revolving credit facility in the current portion of long-term debt in the consolidated condensed balance sheet at March 31, 2013, as it is required to pay this amount within one year.

The Company classified $8.0 million relating to District Energy’s debt in the current portion of long-term debt in the consolidated condensed balance sheet at March 31, 2013, as it expects to pay this amount within one year. Under the terms of District Energy’s credit facility, the business must apply all excess cash flow from the business to pay additional debt starting with the quarter ended September 30, 2013 and thereafter, to pay its debt facilities through maturity in September of 2014. During the quarter ended March 31, 2013 and in April of 2013, District Energy paid $3.4 million and $1.8 million, respectively, to its lenders.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7. Long-Term Debt  – (continued)

For the quarter ended December 31, 2012 and thereafter, Atlantic Aviation will be applying all excess cash flow generated to pay the principal balance on its term loan facility regardless of leverage ratio as calculated under the facility. For the quarter ended March 31, 2013, Atlantic Aviation used $24.5 million of excess cash flow to pay the principal balance of the term loan. The Company has classified $88.4 million relating to Atlantic Aviation’s term loan debt in the current portion of long-term debt in the consolidated condensed balance sheet at March 31, 2013, as it expects to pay this amount within one year. On April 25, 2013, Atlantic Aviation used $7.0 million of excess cash flow to pay the principal balance of the term debt under this facility.

Atlantic Aviation also has stand-alone debt facilities used to fund construction at its FBOs. At March 31, 2013, the balances on the stand-alone facilities were $5.6 million. The Company has classified $527,000 relating to the stand-alone debt facilities in the current portion of long-term debt in the consolidated condensed balance sheet at March 31, 2013.

As discussed in Note 4, “Acquisitions”, the Company acquired two solar businesses during the fourth quarter of 2012. In connection with these acquisitions, the Company assumed $83.2 million in term loan and construction loan debt. The portion that related to the project at Tucson, Arizona, upon substantial completion in December of 2012, was converted to a term loan. At March 31, 2013, $58.9 million was outstanding, of which $1.8 million was recorded as current portion of long-term debt. At March 31, 2013, the portion that related to the project at Presidio, Texas, was a construction loan that is expected to convert to term debt reaching substantial completion in the second quarter of 2013. At March 31, 2013, $25.5 million was outstanding, of which $626,000 was recorded as current portion of long-term debt.

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

At March 31, 2013, the Company had $1.2 billion of current and long-term debt, $881.3 million of which was economically hedged with interest rate swaps and $271.0 million of which was unhedged.

Effective February 25, 2009 for Atlantic Aviation and effective April 1, 2009 for the Company’s other businesses, the Company elected to discontinue hedge accounting. In prior periods, when the Company applied hedge accounting, changes in the fair value of derivatives that effectively offset the variability of cash flows on the Company’s debt interest obligations were recorded in other comprehensive income or loss. From the dates that hedge accounting was discontinued, all movements in the fair value of the interest rate swaps are recorded directly through earnings. As interest payments are made, a portion of the other comprehensive loss recorded under hedge accounting is also reclassified into earnings. The Company will reclassify into earnings $1.9 million of net derivative losses, included in accumulated other comprehensive loss as of March 31, 2013, over the remaining life of the existing interest rate swaps, of which approximately $1.3 million will be reclassified over the next 12 months.

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

The Company’s fair value measurements of its derivative instruments and the related location of the liabilities associated with the hedging instruments within the consolidated condensed balance sheets at March 31, 2013 and December 31, 2012 were as follows ($ in thousands):

	Assets (Liabilities) at Fair Value(1)
	Interest Rate Contracts Not Designated as Hedging Instruments
Balance Sheet Location	March 31, 2013	December 31, 2012
Fair value of derivative instruments – current assets(2)	$2	$—
Fair value of derivative instruments – non-current assets(2)	67	95
Total interest rate derivative contracts – assets(2)	$69	$95
Fair value of derivative instruments – current liabilities(3)	$(7,439)	$(7,450)
Fair value of derivative instruments – non-current liabilities(3)	(3,608)	(5,360)
Total interest rate derivative contracts – liabilities(3)	$(11,047)	$(12,810)

(1)	Fair value measurements at reporting date were made using significant other observable inputs (“level 2”).
(2)	Derivative contracts classified as assets represent interest rate caps.
(3)	Derivative contracts classified as liabilities represent interest rate swaps.

The Company’s hedging activities for the quarters ended March 31, 2013 and 2012 and the related location within the consolidated condensed statements of operations were as follows ($ in thousands):

	Derivatives Not Designated as Hedging Instruments
	Amount of Loss Recognized in Interest Expense for the Quarter Ended March 31,
Financial Statement Account	2013(1)	2012(2)
Interest expense – Interest rate cap	$(26)	$—
Interest expense – Interest rate swaps	(1,034)	(6,250)
Total	$(1,060)	$(6,250)

(1)	Net loss recognized in interest expense for the interest rate swap contracts for the quarter ended March 31, 2013 includes $636,000 of unrealized derivative losses and $398,000 of derivative losses reclassified from accumulated other comprehensive loss. Net loss recognized in interest expense for the quarter ended March 31, 2013 also includes $26,000 of unrealized derivative losses from an interest rate cap contract.
(2)	Net loss recognized in interest expense for the interest rate swap contracts for the quarter ended March 31, 2012 includes $4.4 million of derivative losses reclassified from accumulated other comprehensive loss and $1.9 million of unrealized derivative losses.

All of the Company’s derivative instruments are collateralized by all of the assets of the respective businesses.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Members’ Equity

The Company is authorized to issue 500,000,000 LLC interests. Each outstanding LLC interest of the Company is entitled to one vote on any matter with respect to which holders of LLC interests are entitled to vote.

Accumulated Other Comprehensive Loss

The following represents the changes and balances to the components of accumulated other comprehensive loss for the quarters ended March 31, 2013 and 2012.

	Cash Flow Hedges, net of taxes(1)	Post-Retirement Benefit Plans, net of taxes	Translation Adjustment, net of taxes(2)	Total Accumulated Other Comprehensive Loss, net of taxes	Noncontrolling Interests	Total Members' Accumulated Other Comprehensive Loss, net of taxes
Balance at December 31, 2011	$(10,337)	$(18,911)	$410	$(28,838)	$1,426	$(27,412)
Reclassification of realized losses of derivatives into earnings	2,676	—	—	2,676	(213)	2,463
Translation adjustment	—	—	104	104	—	104
Balance at March 31, 2012	$(7,661)	$(18,911)	$514	$(26,058)	$1,213	$(24,845)
Balance at December 31, 2012	$(1,538)	$(20,466)	$514	$(21,490)	$689	$(20,801)
Reclassification of realized losses of derivatives into earnings	250	—	—	250	(120)	130
Balance at March 31, 2013	$(1,288)	$(20,466)	$514	$(21,240)	$569	$(20,671)

(1)	Reclassification of realized losses of derivatives is composed of (i) pre-tax derivative losses into interest expense of $398,000 and $4.4 million, respectively, and the related tax benefit of $158,000 and $1.7 million, respectively, in the consolidated condensed statements of operations; and (ii) pre-tax derivative losses as an adjustment to investment in unconsolidated business of $15,000 and $83,000, respectively, and an adjustment to deferred taxes of $5,000 and $29,000, respectively, in the consolidated condensed balance sheets for the quarters ended March 31, 2013 and 2012, respectively.
(2)	Translation adjustment is presented net of taxes of $56,000 for the quarter ended March 31, 2012.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments

The Company’s businesses consist of three reportable segments: Hawaii Gas, District Energy and Atlantic Aviation. The Company also has a 50% investment in IMTT, which is accounted for under the equity method. Financial information for IMTT’s business as a whole is presented below ($ in thousands):

	As of, and for the Quarter Ended, March 31,
	2013	2012
Revenue	$131,485	$118,004
Net income	$23,330	$21,409
Interest expense, net	6,606	6,591
Provision for income taxes	17,121	14,367
Depreciation and amortization	18,422	16,907
Other non-cash expenses	75	188
EBITDA excluding non-cash items(1)	$65,554	$59,462
Capital expenditures paid	$50,774	$37,070
Property, equipment, land and leasehold improvements, net	1,227,703	1,122,961
Total assets balance	1,352,411	1,283,611

(1)	EBITDA consists of earnings before interest, taxes, depreciation and amortization. Non-cash items that are excluded consist of impairments, derivative gains and losses and all other non-cash income and expense items.

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

The revenue from the Hawaii Gas segment is included in revenue from product sales. Revenue is generated from the distribution and sales of synthetic natural gas, or SNG, and liquefied petroleum gas, or LPG. Revenue is primarily a function of the volume of SNG and LPG consumed by customers and the price per thermal unit or gallon charged to customers. Because both SNG and LPG are derived from petroleum, revenue levels, without organic growth, will generally track global oil prices. The utility revenue of Hawaii Gas reflects fuel adjustment charges, or FACs, through which changes in fuel costs are passed through to customers.

The revenue from the District Energy segment is included in service revenue and financing and equipment lease income. Included in service revenue is capacity revenue, which relates to monthly fixed contract charges, and consumption revenue, which relates to contractual rates applied to actual usage. Financing and equipment lease income relates to direct financing lease transactions and equipment leases to the business’ various customers. Finance lease revenue, recorded on the consolidated condensed statements of operations, is the interest portion of lease payments received from equipment leases with various customers primarily in Las Vegas. The principal portion of the cash receipts on these equipment leases are recorded in the operating activities of the consolidated condensed cash flow statements. District Energy provides its services to buildings primarily in the downtown Chicago, Illinois area and to a casino and a shopping mall located in Las Vegas, Nevada.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

The Atlantic Aviation business segment derives the majority of its revenues from fuel sales and from other airport services, including de-icing, aircraft hangarage and other aviation services. All of the revenue of Atlantic Aviation is generated at airports in the U.S., of which there were 62 at March 31, 2013.

Selected information by segment is presented in the following tables. The tables do not include financial data for the Company’s equity investment in IMTT.

Revenue from external customers for the Company’s consolidated reportable segments was as follows ($ in thousands):

	Quarter Ended March 31, 2013
	Hawaii Gas	District Energy	Atlantic Aviation	Total Reportable Segments
Revenue from Product Sales
Product sales(1)	$32,085	$—	$140,344	$172,429
Product sales – utility	36,921	—	—	36,921
	69,006	—	140,344	209,350
Service Revenue
Other services	—	698	43,796	44,494
Cooling capacity revenue	—	5,660	—	5,660
Cooling consumption revenue	—	1,961	—	1,961
	—	8,319	43,796	52,115
Financing and Lease Income
Financing and equipment lease	—	1,055	—	1,055
	—	1,055	—	1,055
Total Revenue	$69,006	$9,374	$184,140	$262,520

(1)	Product sales excludes revenue from MIC Solar of $1.7 million.

	Quarter Ended March 31, 2012
	Hawaii Gas	District Energy	Atlantic Aviation	Total Reportable Segments
Revenue from Product Sales
Product sales	$31,629	$—	$141,325	$172,954
Product sales – utility	38,314	—	—	38,314
	69,943	—	141,325	211,268
Service Revenue
Other services	—	639	42,802	43,441
Cooling capacity revenue	—	5,495	—	5,495
Cooling consumption revenue	—	3,473	—	3,473
	—	9,607	42,802	52,409
Financing and Lease Income
Financing and equipment lease	—	1,179	—	1,179
	—	1,179	—	1,179
Total Revenue	$69,943	$10,786	$184,127	$264,856

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

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

	Quarter Ended March 31, 2013
	Hawaii Gas	District Energy	Atlantic Aviation	Total Reportable Segments
Net income	$6,707	$307	$10,612	$17,626
Interest expense, net	1,705	1,285	4,099	7,089
Provision for income taxes	4,483	214	7,398	12,095
Depreciation(1)	1,846	1,698	5,892	9,436
Amortization of intangibles	312	337	7,979	8,628
Loss on disposal of assets	—	—	106	106
Other non-cash expense (income)	662	11	(68)	605
EBITDA excluding non-cash items	$15,715	$3,852	$36,018	$55,585

(1)	Depreciation excludes depreciation from MIC Solar of $1.5 million.

	Quarter Ended March 31, 2012
	Hawaii Gas	District Energy	Atlantic Aviation	Total Reportable Segments
Net income (loss)	$5,742	$(14)	$6,982	$12,710
Interest expense, net	1,891	2,329	8,785	13,005
Provision (benefit) for income taxes	3,799	(10)	4,710	8,499
Depreciation	1,735	1,674	5,816	9,225
Amortization of intangibles	206	341	7,999	8,546
Other non-cash expense (income)	807	29	(141)	695
EBITDA excluding non-cash items	$14,180	$4,349	$34,151	$52,680

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

Reconciliation of total reportable segments’ EBITDA excluding non-cash items to consolidated net income before income taxes are as follows ($ in thousands):

	Quarter Ended March 31,
	2013	2012
Total reportable segments EBITDA excluding non-cash items	$55,585	$52,680
Interest income	94	2
Interest expense	(7,686)	(13,007)
Depreciation(1)	(9,436)	(9,225)
Amortization of intangibles	(8,628)	(8,546)
Non-cash loss on disposal of assets	(106)	—
Net operating income (expense) – corporate and other	550	(5,171)
Fees to manager	(29,177)	(4,995)
Equity in earnings and amortization charges of investee	10,462	9,501
Other expense, net	(442)	(508)
Total consolidated net income before income taxes	$11,216	$20,731

(1)	Depreciation includes depreciation expense for District Energy, which is reported in cost of services in the consolidated condensed statements of operations. Depreciation excludes depreciation expense from MIC Solar of $1.5 million for the quarter ended March 31, 2013.

Capital expenditures for the Company’s reportable segments were as follows ($ in thousands):

	Quarter Ended March 31,
	2013(1)	2012
Hawaii Gas	$3,463	$4,222
District Energy	358	234
Atlantic Aviation	3,674	2,613
Total	$7,495	$7,069

(1)	Excludes capital expenditures of $7.3 million from MIC Solar.

Property, equipment, land and leasehold improvements, goodwill and total assets for the Company’s reportable segments as of March 31st were as follows ($ in thousands):

	Property, Equipment, Land and Leasehold Improvements		Goodwill		Total Assets
	2013(1)	2012	2013	2012	2013	2012
Hawaii Gas	$171,400	$159,983	$120,193	$120,193	$393,675	$378,859
District Energy	135,108	140,354	18,647	18,647	201,309	214,142
Atlantic Aviation	256,097	257,753	375,800	377,335	1,306,478	1,371,044
Total	$562,605	$558,090	$514,640	$516,175	$1,901,462	$1,964,045

(1)	Excludes property and equipment related to MIC Solar of $156.0 million.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

Reconciliation of reportable segments’ total assets to consolidated total assets ($ in thousands):

	As of March 31,
	2013(1)	2012
Total assets of reportable segments	$1,901,462	$1,964,045
Investment in IMTT	85,682	129,567
Corporate and other(1)	270,590	86,960
Total consolidated assets	$2,257,734	$2,180,572

(1)	Includes total assets related to MIC Solar of $167.2 million.

11. Related Party Transactions

Management Services Agreement with Macquarie Infrastructure Management (USA) Inc. (the Manager)

At March 31, 2013 and December 31, 2012, the Manager held 5,796,458 LLC interests and 5,480,929 LLC interests, respectively, of the Company. Pursuant to the terms of the management service agreement, or Management Agreement, the Manager may sell these LLC interest at any time. Under the Management Agreement, the Manager, at its option, may reinvest performance fees and base management fees in LLC interests of the Company.

On April 26, 2013, the board of directors declared a cash dividend of $0.6875 per LLC interest for the quarter ended March 31, 2013. This dividend will be paid to all MIC LLC interest holders as of May 13, 2013 (record date), including the Manager, on May 16, 2013.

Under the Management Agreement, the Manager manages the Company’s day-to-day operations and oversees the management teams of the Company’s operating businesses. In addition, the Manager has the right to appoint the Chairman of the Board of the Company and an alternate, subject to minimum equity ownership, and to assign, or second, to the Company, two of its employees to serve as chief executive officer and chief financial officer of the Company and seconds or makes other personnel available as required.

In accordance with the Management Agreement, the Manager is entitled to a quarterly base management fee based primarily on the Company’s market capitalization, and potentially a performance fee, based on the performance of the Company’s stock relative to the applicable utilities index. For the quarter ended March 31, 2013, the Company incurred base management fees of $7.1 million and performance fees of $22.0 million payable to the Manager. The Manager elected to reinvest the base management and performance fees in additional LLC interests. The Manager did not earn a performance fee for the quarter ended March 31, 2012.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

11. Related Party Transactions  – (continued)

The unpaid portion of the base management fees and performance fees at the end of each reporting period is included in due to manager-related party in the consolidated condensed balance sheets. The following table shows the Manager’s election to reinvest its quarterly base management fees and performance fees, if any, in additional LLC interests:

Period	Base Management Fee Amount ($ in thousands)	Performance Fee Amount ($ in thousands)	LLC Interests Issued	Issue Date
2013 Activities:
First quarter 2013	$7,135	$22,042	(1)	(1)
2012 Activities:
Fourth quarter 2012	$6,299	$43,820	980,384	March 20, 2013
Third quarter 2012	5,844	23,509	695,068	December 05, 2012
Second quarter 2012	4,760	—	113,847	August 30, 2012
First quarter 2012	4,995	—	147,682	May 31, 2012

(1)	LLC interests for the first quarter of 2013 base management fee and performance fee will be issued to the Manager during the second quarter of 2013.

The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its base management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries and investments, income taxes, audit and legal fees, acquisitions and dispositions and its compliance with applicable laws and regulations. During the quarters ended March 31, 2013 and 2012, the Manager charged the Company $124,000 and $89,000, respectively, for reimbursement of out-of-pocket expenses. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in due to manager-related party in the consolidated condensed balance sheets.

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

During the first quarter of 2013, the Company worked with MCUSA in connection with the refinancing of the long-term debt facilities of Atlantic Aviation. The refinancing is expected to be completed during the second quarter of 2013. At March 31, 2013, no amounts had been incurred under this arrangement. However, the Company expects to pay fees upon a successful refinancing.

During the fourth quarter of 2012, MIC engaged MCUSA in connection with its ongoing initiative to bring Liquefied Natural Gas to the state of Hawaii. The business incurred $82,000, of which $7,000 related to out-of-pocket expenses, in fees to MCUSA during the quarter ended March 31, 2013 for such services.

Derivative Instruments and Hedging Activities

The Company had derivative instruments in place to fix the interest rate on certain outstanding variable rate term loan facilities. Prior to the refinancing of Hawaii Gas’ debt in August of 2012, Hawaii Gas had $160.0 million of its term loans hedged, of which MBL was providing the interest rate swaps for a notional

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

11. Related Party Transactions  – (continued)

amount of $48.0 million. The remainder of the swaps were from an unrelated third party. During the quarter ended March 31, 2012, Hawaii Gas made payments to MBL of $514,000 in relation to these swaps.

Other Transactions

Macquarie, through the Macquarie Insurance Facility (MIF), has an aggregated insurance buying program. By combining the insurance premiums of Macquarie owned and managed funds, MIF has been able to deliver very competitive terms to businesses that participate in the facility. MIF earns a commission from the insurers. No payments were made to MIF by the Company during the quarters ended March 31, 2013 and 2012. In February of 2013, the Company renewed its Directors and Officers liability insurance utilizing several of the MIF insurers.

Atlantic Aviation, Hawaii Gas, District Energy and MIC Solar purchase and renew property and casualty insurance coverage on an ongoing basis from insurance underwriters who then pay commissions to MIF. For the quarters ended March 31, 2013 and 2012, no payments were made directly to MIF for property and casualty insurance.

Atlantic Aviation entered into a copiers lease agreement with Macquarie Equipment Finance, or MEF, an indirect subsidiary of Macquarie Group Limited. For the quarters ended March 31, 2013 and 2012, Atlantic Aviation incurred $6,000 in lease expense on these copiers. As of March 31, 2013 and 2012, Atlantic Aviation had prepaid the April monthly payment to MEF for $2,000, which is included in prepaid expenses in the consolidated condensed balance sheet for respective periods.

Hawaii Gas entered into licensing agreements with Utility Service Partners, Inc. and America’s Water Heater Rentals, LLC, both indirect subsidiaries of Macquarie Group Limited, to enable these entities to offer products and services to Hawaii Gas’s customer base. No payments were made under these arrangements during the quarters ended March 31, 2013 and 2012.

In 2008, Macquarie Global Opportunities Partners, or MGOP, a private equity fund managed by the Macquarie Group, acquired Sentient Flight Group (“Sentient”), a jet membership, retail charter and fuel management business. Sentient was an existing customer of Atlantic Aviation. On May 31, 2012, MGOP sold its interest in Sentient to a third party. For the quarter ended March 31, 2012, Atlantic Aviation recorded $5.8 million in revenue from Sentient. As of March 31, 2012, Atlantic Aviation had $359,000 in receivables from Sentient, which is included in accounts receivable in the consolidated condensed balance sheet.

In addition, the Company and several of its subsidiaries have entered into a licensing agreement with the Macquarie Group related to the use of the Macquarie name and trademark. The Macquarie Group does not charge the Company any fees for this license.

12. Income Taxes

The Company expects to incur federal consolidated taxable income for the year ending December 31, 2013, which will be fully offset by the Company’s federal NOL carryforwards. The Company believes that it will be able to utilize its federal prior year NOLs, except for approximately $7.8 million. The Company has not provided a valuation allowance against any deferred tax assets generated in the quarter ended March 31, 2013, except for approximately $732,000 for certain state NOLs. Two of the Company’s businesses, IMTT and District Energy, are less than 80% owned by the Company and those businesses file separate federal consolidated income tax returns.

Uncertain Tax Positions

At December 31, 2012, the Company and its subsidiaries had a reserve of approximately $472,000 for benefits taken during 2012 and prior tax periods attributable to tax positions for which the probability of recognition is considered to be less than more likely than not. During the quarter ended March 31, 2013, the Company concluded that the reserve is no longer required. Approximately $362,000 of the reserve was used in

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Income Taxes  – (continued)

settling an audit of the Company. The balance of the reserve has been reflected in the Company’s income tax expense for the quarter ended March 31, 2013. The Company does not expect to establish an additional reserve for the year ended December 31, 2013.

13. Legal Proceedings and Contingencies

The subsidiaries of MIC Inc. are subject to legal proceedings arising in the ordinary course of business. In management’s opinion, the Company has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions, and does not believe the outcome of any pending legal proceedings will be material to the Company’s financial position or result of operations.

14. Subsequent Events

Dividend

On April 26, 2013, the board of directors declared a distribution of $0.6875 per share for the quarter ended March 31, 2013, which is expected to be paid on May 16, 2013 to holders of record on May 13, 2013.

IMTT First Quarter 2013 Distribution

Distributions calculated in accordance with the Shareholders’ Agreement between MIC and it co-investor in IMTT (“Voting Trust”) for the first quarter of 2013 were $15.8 million ($7.9 million per shareholder). On April 26, 2013, the Board of IMTT unanimously declared a distribution of this amount. The first quarter of 2013 distribution is expected to be paid on or about April 30, 2013.

IMTT Revolving Credit Facility

In April of 2013, IMTT increased the size of its revolving credit facility from $1,090.0 million at March 31, 2013 to $1,205.0 million by adding additional lenders to its syndicate. Except for the increase in capacity, no changes were made to the terms of the revolving credit facility.

Shelf Registration Statement and MIC Direct

On April 8, 2013, the Company filed an automatic shelf registration statement on Form S-3 (“shelf”) with the Securities and Exchange Commission to issue and sell an indeterminate amount of its LLC interests and debt securities in one or more future offerings. Along with the shelf registration statement, the Company filed a prospectus supplement with respect to a dividend reinvestment/direct stock purchase program named “MIC Direct”. The prospectus supplement relates to the issuance of up to 1.0 million additional LLC interests of MIC to participants in MIC Direct. The Company may also choose to fill requests for reinvestment of dividends or share purchases through MIC Direct via open market purchases.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

There have been no changes to legal proceedings set forth under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on February 20, 2013, except:

Hawaii Gas – Clean Air Act

On December 13, 2012, the U.S. Environmental Protection Agency (“EPA”) notified The Gas Company, LLC (the “Company”) of alleged violations of Section 112(r)(7) of the Clean Air Act and the implementing regulations of these provisions at Hawaii Gas’ SNG Plant (the “Plant”). The EPA alleges that the Company failed to timely report a 2010 release of sodium hydroxide, and identified related deficiencies in audits, certifications and inspections of the Plant. The Company disputes several of the allegations and is currently in settlement discussions with the EPA. Based on these discussions, we believe that resolution of this matter may result in payment of a civil penalty not expected to be material but exceeding $100,000.

IMTT St. Rose – Clean Air Act

On December 16, 2010, the Louisiana Department of Environmental Quality (“LADEQ”) notified IMTT of alleged violations of emissions limits in the Clean Air Act Title V Permit at the IMTT St. Rose facility. The violations involve engine emissions exceedences, which were subsequently repermitted to higher limits. IMTT had self-disclosed these exceedences to the LADEQ. IMTT is in settlement discussions with the LADEQ. Based on these discussions, we believe that resolution of this matter may result in payment of a civil penalty not expected to be material but exceeding $100,000.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on February 20, 2013. Certain information in the risk factor entitled “Disruptions or shutdowns at either of the oil refineries in Oahu from which Hawaii Gas obtains both LPG and the primary feedstock for its SNG plant may have an adverse effect on the operations of the business” has been updated by the information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hawaii Gas —  Contribution Margin and Operating Income” in Part I above, which is incorporated by reference herein.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC
Dated: April 29, 2013	By: /s/ James Hooke Name: James Hooke Title: Chief Executive Officer
Dated: April 29, 2013	By: /s/ Todd Weintraub Name: Todd Weintraub Title: Chief Financial Officer

EXHIBIT INDEX

Number	Description
3.1	Third Amended and Restated Operating Agreement of Macquarie Infrastructure Company LLC (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2007)
3.2	Amended and Restated Certificate of Formation of Macquarie Infrastructure Assets LLC (incorporated by reference to Exhibit 3.8 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-116244))
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
101.0***	The following materials from the Quarterly Report on Form 10-Q of Macquarie Infrastructure Company LLC for the quarter ended March 31, 2013, filed on April 29, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012, (ii) the Consolidated Condensed Statements of Operations for the Quarters Ended March 31, 2013 and 2012 (Unaudited), (iii) the Consolidated Condensed Statements of Comprehensive Income for the Quarters Ended March 31, 2013 and 2012 (Unaudited), (iv) the Consolidated Condensed Statements of Cash Flows for the Quarters Ended March 31, 2013 and 2012 (Unaudited) and (v) the Notes to Consolidated Condensed Financial Statements (Unaudited).

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

E-1