Form 10-Q
period 2013-06-30
Macquarie Infrastructure CO LLC
filed 2013-07-31
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

There were 52,865,943 limited liability company interests without par value outstanding at July 30, 2013.

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

We own, operate and invest in a diversified group of infrastructure businesses that provide basic services, such as gas utility services to businesses and individuals primarily in the U.S. The businesses we own and operate include:

•	International Matex Tank Terminals or “IMTT”: a 50% interest in a bulk liquid storage terminal business, which provides bulk liquid storage and handling services at ten marine terminals in the United States and two in Canada and is one of the largest participants in this industry in the U.S., based on storage capacity;
•	Hawaii Gas: a full-service gas energy company processing and distributing gas products and providing related services in Hawaii;
•	District Energy: a 50.01% controlling interest in a district energy business, which operates one of the largest district cooling systems in the U.S., serving various customers in Chicago, Illinois and Las Vegas, Nevada;
•	Atlantic Aviation: an airport services business providing products and services, including fuel and aircraft hangaring/parking, to owners and operators of general aviation aircraft at 62 airports in the U.S.; and
•	MIC Solar: interests in three contracted solar power generation facilities located in the southwest U.S. that will provide 43 megawatts of wholesale electricity to utilities and a U.S. Air Force base.

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

At IMTT, we focus on the amount of storage under contract and the rates at which that storage is leased to third parties and on making appropriate expenditures in maintaining fixed assets of the business. We believe that the average rates on all storage contracts will increase by between 5.0% and 7.0% in 2013. Capacity utilization is expected to decrease modestly during 2013 compared with 2012 as a result of certain large storage tanks being taken out of service for cleaning and inspection. The decrease associated with this activity is expected to be partially offset by the commissioning of new storage capacity currently or soon to be under construction.

At Hawaii Gas, our focus is on the number of customers served by each of the utility and non-utility portions of the business, and in the case of the non-utility portion, the margins achieved on gas sales as well. Hawaii Gas has an active marketing program that seeks to develop new customers throughout Hawaii. We periodically pursue rate cases that allow for adjustment of the rates in the utility portion of the business, although we do not intend to pursue any significant rate case in 2013. The pricing of non-utility gas is adjusted to reflect changes in the cost of the product and costs associated with delivering it to customers. In addition to the existing utility and non-utility operations, Hawaii Gas is advancing initiatives related to the distribution of Liquefied Natural Gas, or LNG. We expect the volume of gas sold in 2013 to increase compared with 2012.

At District Energy, we focus on attracting and maintaining relationships with building owners and managers such that they choose to install or continue to use the business’ cooling services. Financial results are subject to slight variation based on the extent to which the temperatures and humidity in Chicago are above or below historic norms.

We believe that our recent investment in MIC Solar will generate a predictable and stable level of distributable cash. MIC Solar constitutes a business segment that does not meet the threshold of a reportable segment. Accordingly, the results of operations of MIC Solar are aggregated with our Corporate and Other results for the six months ended June 30, 2013. We have developed a pipeline of similar investment opportunities and believe that we could potentially deploy additional capital in this segment over twelve to eighteen months.

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

At Atlantic Aviation, our focus is on attracting and maintaining relationships with general aviation aircraft owners and pilots such that they are incentivized to use our Fixed Base Operations (“FBOs”). General aviation activity has improved each quarter since the first quarter of 2009, although the rate of improvement slowed from 2011 to the present and forecasting flight activity levels remains a challenge. We believe that flight activity levels will continue to increase in 2013, subject to continued economic growth in the United States.

Improvement in general aviation flight activity levels has resulted in improvement in the operating performance of Atlantic Aviation for the quarter ended June 30, 2013 versus the prior comparable quarter. The improved operating performance, along with the refinancing of the long-term debt at Atlantic Aviation in the second quarter of 2013, has resulted in an increase in the amount of distributable cash flow generated by the business. We believe that the more conservative capitalization of Atlantic Aviation will support consistent distributions from the business to MIC and, subject to additional improvement in the macro-economic backdrop and continued improvement in the operating performance of our businesses, growth in those distributions over time.

Dividends

Since January 1, 2012, MIC has paid or declared the following dividends:

Declared	Period Covered	$ per LLC Interest	Record Date	Payable Date
July 29, 2013	Second quarter 2013	$0.875	August 12, 2013	August 15, 2013
April 26, 2013	First quarter 2013	$0.6875	May 13, 2013	May 16, 2013
December 12, 2012	Fourth quarter 2012	$0.6875	December 24, 2012	December 28, 2012
October 29, 2012	Third quarter 2012	$0.6875	November 12, 2012	November 15, 2012
July 30, 2012	Second quarter 2012	$0.625	August 13, 2012	August 16, 2012
April 30, 2012	First quarter 2012	$0.20	May 14, 2012	May 17, 2012
February 01, 2012	Fourth quarter 2011	$0.20	March 05, 2012	March 08, 2012

Our Board has previously expressed its intent to distribute a significant portion of the cash generated by our businesses to our shareholders in the form of a quarterly cash dividend. Not all of the cash flow generated by our businesses is currently available for distribution. The payment of a quarterly cash dividend of $0.875 per share for the quarter ended June 30, 2013 is being paid out of cash generated by certain of our operating entities, supplemented by cash on hand at the MIC holding company. At present, each of IMTT, Atlantic Aviation and Hawaii Gas are making distributions of cash to the MIC holding company. Cash generated at District Energy is being used to reduce debt principal in that business until the long-term debt of the business has been refinanced. We currently expect to commence a refinancing of District Energy in late 2013, subject to market conditions. We do not believe that our inability to make distributions at this time from District Energy, our smallest business, impacts the sustainability of our quarterly cash dividend.

In determining whether to change the dividend, the Board will take into account such matters as the state of the capital markets and general business conditions, the Company’s financial condition, results of operations, capital requirements and any contractual, legal and regulatory restrictions on the payment of dividends by the Company to its shareholders or by its subsidiaries to the Company, and any other factors that it deems relevant. In particular, each of the Company’s businesses and investments has substantial debt commitments and restrictive covenants, which must be satisfied before any of them can make distributions to the Company. Any or all of these factors could affect both the timing and amount, if any, of future dividends.

We view MIC as a total return investment opportunity. Consistent with that view, we intend to distribute a significant portion of the cash flow generated by our businesses, after providing for taxes, debt service and maintenance capital expenditure of our businesses, in the form of a quarterly cash dividend. We believe that over time we will distribute approximately 80% to 85% of the Free Cash Flow (in proportion to our equity interest) generated by our businesses, subject to their continued stable performance and prevailing economic conditions. See “Results of Operations — Consolidated: Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow” and “Summary of Our Proportionately Combined Results” for further discussions on Free Cash Flow and our proportionately combined financial measures in Part I of this Form 10-Q.

We further believe that the growth characteristics of our businesses will permit our distributable cash flow per share to grow at a high single-digit rate annually over the medium term, again subject to the continued stable performance of our businesses. From 2007 through 2012, our proportionately combined Free Cash Flow per share increased by 12.5% per year. We believe that our cash dividend, combined with the potential for capital appreciation stemming from the growth drivers in each of our businesses, supports our view of the Company as a total return investment opportunity.

MIC Equity Offering

On May 8, 2013, the Company completed an underwritten public offering and sale of 3,756,500 LLC interests pursuant to its shelf registration statement. On May 16, 2013, the Company sold an additional 133,375 LLC interests in this offering pursuant to the exercise of the underwriters’ over-allotment option. The Manager, as selling stockholder, sold 3,182,625 LLC interests as part of this offering. The Company’s proceeds from the offering were $217.8 million, net of underwriting fees and expenses.

Atlantic Aviation Refinancing

On May 31, 2013, Atlantic Aviation entered into a credit agreement (the “AA Credit Agreement”), that provides the business with a seven-year, $465.0 million senior secured first lien term loan facility and a five-year, $70.0 million senior secured first lien revolving credit facility. Proceeds of the term loan facility, together with proceeds from the equity offering discussed above and cash on hand were used to repay all of the amounts outstanding under Atlantic Aviation’s existing credit agreement dated September 27, 2007.

The AA Credit Agreement also provides for an uncommitted incremental facility that permits Atlantic Aviation, subject to certain conditions, to increase the term loan facility by up to $50.0 million plus an additional amount if certain senior secured leverage ratio requirements are maintained. For a description of the material terms of Atlantic Aviation’s credit facilities, see Note 7 “Long-Term Debt” in our consolidated condensed financial statements.

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

As a result of having federal net operating loss, or NOL, carryforwards, we do not expect to make regular federal tax payments until 2016. However, we expect to pay an Alternative Minimum Tax of approximately $294,000 for 2013. In addition, we expect District Energy to pay an Alternative Minimum Tax of approximately $93,000. We expect that the Alternative Minimum Tax paid for 2013 will be available as a credit against regular federal income taxes in the future. The cash state and local taxes paid by our individual businesses are discussed in the sections entitled “Income Taxes” for each of these businesses.

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

Results of Operations

Consolidated

Key Factors Affecting Operating Results:

•	an increase in average storage rates and capacity at IMTT;
•	lower interest expense driven by lower average cost of debt and reduced debt levels; and
•	improved gross profit at Atlantic Aviation; partially offset by
•	performance fees incurred in 2013.

Results of Operations: Consolidated – (continued)

Our consolidated results of operations are as follows:

	Quarter Ended June 30,		Change Favorable/ (Unfavorable)		Six Months Ended June 30,		Change Favorable/ (Unfavorable)
	2013	2012	$	%	2013	2012	$	%
	($ In Thousands) (Unaudited)
Revenue
Revenue from product sales	$167,181	$169,129	(1,948)	(1.2)	$341,296	$342,083	(787)	(0.2)
Revenue from product sales – utility	34,193	36,807	(2,614)	(7.1)	71,114	75,121	(4,007)	(5.3)
Service revenue	50,286	51,430	(1,144)	(2.2)	102,401	103,839	(1,438)	(1.4)
Financing and equipment lease income	907	1,150	(243)	(21.1)	1,962	2,329	(367)	(15.8)
Total revenue	252,567	258,516	(5,949)	(2.3)	516,773	523,372	(6,599)	(1.3)
Costs and expenses
Cost of product sales	109,155	115,720	6,565	5.7	226,148	235,101	8,953	3.8
Cost of product sales – utility	29,464	31,324	1,860	5.9	60,953	63,496	2,543	4.0
Cost of services	12,512	13,784	1,272	9.2	23,446	26,445	2,999	11.3
Gross profit	101,436	97,688	3,748	3.8	206,226	198,330	7,896	4.0
Selling, general and administrative	52,120	50,467	(1,653)	(3.3)	101,329	105,730	4,401	4.2
Fees to manager-related party	32,493	4,760	(27,733)	NM	61,670	9,755	(51,915)	NM
Depreciation	9,436	7,557	(1,879)	(24.9)	18,691	15,108	(3,583)	(23.7)
Amortization of intangibles	8,620	8,546	(74)	(0.9)	17,248	17,092	(156)	(0.9)
Loss from customer contract termination	1,626	—	(1,626)	NM	1,626	—	(1,626)	NM
Loss on disposal of assets	3	327	324	99.1	176	327	151	46.2
Total operating expenses	104,298	71,657	(32,641)	(45.6)	200,740	148,012	(52,728)	(35.6)
Operating (loss) income	(2,862)	26,031	(28,893)	(111.0)	5,486	50,318	(44,832)	(89.1)
Other income (expense)
Interest income	49	4	45	NM	143	6	137	NM
Interest expense(1)	(7,737)	(10,925)	3,188	29.2	(15,423)	(23,932)	8,509	35.6
Loss on extinguishment of debt	(2,472)	—	(2,472)	NM	(2,472)	—	(2,472)	NM
Equity in earnings and amortization charges of investee	11,289	6,805	4,484	65.9	21,751	16,306	5,445	33.4
Other (expense) income, net	(313)	48	(361)	NM	(315)	(4)	(311)	NM
Net (loss) income before income taxes	(2,046)	21,963	(24,009)	(109.3)	9,170	42,694	(33,524)	(78.5)
Benefit (provision) for income taxes	1,090	(9,935)	11,025	111.0	(3,412)	(16,456)	13,044	79.3
Net (loss) income	$(956)	$12,028	(12,984)	(107.9)	$5,758	$26,238	(20,480)	(78.1)
Less: net (loss) income attributable to noncontrolling interests	(108)	890	998	112.1	735	1,008	273	27.1
Net (loss) income attributable to MIC LLC	$(848)	$11,138	(11,986)	(107.6)	$5,023	$25,230	(20,207)	(80.1)

NM — Not meaningful

(1)	Interest expense includes losses on derivative instruments of $487,000 and $1.5 million for the quarter and six months ended June 30, 2013, respectively. For the quarter and six months ended June 30, 2012, interest expense includes losses on derivative instruments of $4.6 million and $10.9 million, respectively.

Results of Operations: Consolidated – (continued)

Gross Profit

Consolidated gross profit increased in the quarter and six months ended June 30, 2013 compared with the quarter and six months ended June 30, 2012 reflecting improved results at Atlantic Aviation and the contribution from our MIC Solar business (which did not exist in 2012). This increase was partially offset by a reduction in cooling consumption gross profit at District Energy during the periods.

The six months ended June 30, 2013 also reflects improved results in the non-utility portion of Hawaii Gas. This is offset by decreases in gross profit in both the utility and non-utility portions of Hawaii Gas in the quarter ended June 30, 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the quarter ended June 30, 2013 compared with the quarter ended June 30, 2012 primarily as a result of severance costs and professional fees related to the LNG initiatives, both at Hawaii Gas.

Selling, general and administrative expenses decreased for the six months ended June 30, 2013 compared with six months ended June 30, 2012 primarily as a result of lower legal fees at the MIC holding company level, most significantly those incurred in connection with the arbitration and related matters involving MIC and its IMTT co-investor incurred during the six months ended June 30, 2012, partially offset by severance costs at Hawaii Gas.

Fees to Manager

Our Manager is entitled to a quarterly base management fee based primarily on our market capitalization, and potentially a performance fee, based on the performance of our stock relative to a U.S. utilities index. For the quarter and six months ended June 30, 2013, we incurred base management fees of $8.1 million and $15.2 million, respectively. For the quarter and six months ended June 30, 2013, we incurred performance fees of $24.5 million and $46.5 million, respectively, payable to our Manager. Our Manager elected to reinvest the base management fees and performance fees in additional LLC interests. Our Manager did not earn a performance fee for the quarter and six months ended June 30, 2012.

The unpaid portion of the base management fees and performance fees at the end of each reporting period is included in due to manager-related party in the consolidated condensed balance sheets. The following table shows our Manager’s election to reinvest its quarterly base management fees and performance fees, if any, in additional LLC interests:

Period	Base Management Fee Amount ($ in thousands)	Performance Fee Amount ($ in thousands)	LLC Interests Issued	Issue Date
2013 Activities:
Second quarter 2013	$8,053	$24,440	(1)	(1)
First quarter 2013	7,135	22,042	522,638	June 05, 2013
2012 Activities:
Fourth quarter 2012	$6,299	$43,820	980,384	March 20, 2013
Third quarter 2012	5,844	23,509	695,068	December 05, 2012
Second quarter 2012	4,760	—	113,847	August 30, 2012
First quarter 2012	4,995	—	147,682	May 31, 2012

(1)	LLC interests for the second quarter of 2013 base management and performance fee will be issued to the Manager during the third quarter of 2013.

Results of Operations: Consolidated – (continued)

Depreciation

Depreciation expense increased for the quarter and six months ended June 30, 2013 compared with the quarter and six months ended June 30, 2012 primarily as a result of MIC Solar.

Interest Expense and Loss on Derivative Instruments

Interest expense includes losses on derivative instruments of $487,000 and $1.5 million for the quarter and six months ended June 30, 2013, respectively, and losses of $4.6 million and $10.9 million for the quarter and six months ended June 30, 2012, respectively. Losses on derivatives recorded in interest expense are attributable to the change in fair value of interest rate instruments and include the reclassification of amounts from accumulated other comprehensive loss into earnings. Excluding the derivative adjustments and interest rate swap breakage fees at Atlantic Aviation, interest expense decreased primarily due to the expiration of an unfavorable interest rate swap at Atlantic Aviation in October of 2012 and lower principal balance on the term loan debt.

Equity in Earnings and Amortization Charges of Investee

The increase in equity in earnings for the quarter and six months ended June 30, 2013 reflects our share of the improved operating results and our share of the derivative gains for the quarter and six months ended June 30, 2013 compared with our share of the derivative losses for the quarter ended June 30, 2012 from IMTT.

Income Taxes

We file a consolidated federal income tax return that includes the taxable income of Hawaii Gas and Atlantic Aviation. IMTT and District Energy file separate federal income tax returns. We own less than 80% of IMTT and District Energy. These businesses are not included in our consolidated federal tax return.

For 2013, we expect any federal income tax due to be fully offset by our NOL carryforwards. At December 31, 2012, our federal NOL balance was $192.2 million. This balance excludes the NOL carryforwards of District Energy (see District Energy — Income Taxes below), of $9.8 million at December 31, 2012. We expect to pay a federal Alternative Minimum Tax of approximately $294,000 and District Energy to pay a Federal Alternative Minimum Tax of approximately $93,000 for 2013.

For 2013, we expect our federal and state income taxes to be approximately $22.1 million, or 37.21% of net income before taxes, of which $6.4 million relates to state and local income taxes. As discussed below, the provision for state and local income taxes includes a valuation allowance of approximately $2.8 million for the use of certain state NOL carryforwards. The difference between our effective tax rate and the U.S. federal statutory rate of 35% is primarily attributable to state and local income taxes and adjustments for our less than 80% owned businesses.

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

We expect our valuation allowance to increase by approximately $2.8 million in 2013. The increase in valuation allowance in 2012 for state NOLs was $3.0 million.

Results of Operations: Consolidated – (continued)

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow

We have disclosed EBITDA excluding non-cash items for our Company and each of our operating segments in Note 10, “Reportable Segments”, in our consolidated condensed financial statements, as a key performance metric relied on by management in evaluating our performance. EBITDA excluding non-cash items is defined as earnings before interest, taxes, depreciation and amortization and non-cash items, which includes impairments, derivative gains and losses and adjustments for other non-cash items reflected in the statements of operations. We believe EBITDA excluding non-cash items provides additional insight into the performance of our operating businesses relative to each other and to similar businesses without regard to their capital structure, and to their ability to service or reduce debt, fund capital expenditures and/or support distributions to the holding company.

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

Results of Operations: Consolidated – (continued)

A reconciliation of net (loss) income attributable to MIC LLC to EBITDA excluding non-cash items and EBITDA excluding non-cash items to Free Cash Flow, on a consolidated basis, is provided below:

	Quarter Ended June 30,		Change Favorable/ (Unfavorable)		Six Months Ended June 30,		Change Favorable/ (Unfavorable)
	2013	2012	$	%	2013	2012	$	%
	($ In Thousands) (Unaudited)
Net (loss) income attributable to MIC LLC(1)	$(848)	$11,138			$5,023	$25,230
Interest expense, net(2)	7,688	10,921			15,280	23,926
(Benefit) provision for income taxes	(1,090)	9,935			3,412	16,456
Depreciation(3)	9,436	7,557			18,691	15,108
Depreciation – cost of services(3)	1,703	1,677			3,401	3,351
Amortization of intangibles(4)	8,620	8,546			17,248	17,092
Loss from customer contract termination	1,626	—			1,626	—
Loss on extinguishment of debt	2,434	—			2,434	—
Loss on disposal of assets	—	47			106	47
Equity in earnings and amortization charges of investee(5)	(3,410)	9,501			(13,872)	—
Base management fees to be settled/settled in LLC interests	8,053	4,760			15,188	9,755
Performance fees to be settled/ settled in LLC interests	24,440	—			46,482	—
Other non-cash expense (income), net	377	1,974			(629)	2,725
EBITDA excluding non-cash items	$59,029	$66,056	(7,027)	(10.6)	$114,390	$113,690	700	0.6
EBITDA excluding non-cash items	$59,029	$66,056			$114,390	$113,690
Interest expense, net(2)	(7,688)	(10,921)			(15,280)	(23,926)
Interest rate swap breakage fees(2)	—	(252)			—	(500)
Adjustments to derivative instruments recorded in interest expense(2)	(1,950)	(7,232)			(3,289)	(12,614)
Amortization of debt financing costs(2)	950	965			1,897	1,943
Cash distributions received in excess of equity in earnings and amortization charges of investee(6)	—	54,625			—	54,625
Equipment lease receivables, net	1,107	872			2,074	1,710
Benefit/provision for income taxes, net of changes in deferred taxes	(443)	(1,573)			(1,875)	(2,326)
Changes in working capital	(7,577)	(1,439)			(20,820)	(7,771)
Cash provided by operating activities	43,428	101,101			77,097	124,831
Changes in working capital	7,577	1,439			20,820	7,771
Adjustment to free cash flow for MIC Solar(7)	(854)	—			(1,130)	—
Maintenance capital expenditures	(5,954)	(4,734)			(8,571)	(8,461)
Free cash flow	$44,197	$97,806	(53,609)	(54.8)	$88,216	$124,141	(35,925)	(28.9)

(1)	Net (loss) income attributable to MIC LLC excludes net loss attributable to noncontrolling interests of $108,000 and net income attributable to noncontrolling interests of $735,000 for the quarter and six months ended June 30, 2013, respectively, and net income attributable to noncontrolling interests of $890,000 and $1.0 million for the quarter and six months ended June 30, 2012, respectively.
(2)	Interest expense, net, includes adjustment to derivative instruments, non-cash amortization of deferred financing fees and interest rate swap breakage fees.

Results of Operations: Consolidated – (continued)

(3)	Depreciation — cost of services includes depreciation expense for District Energy, which is reported in cost of services in our consolidated condensed statements of operations. Depreciation and Depreciation — cost of services does not include acquisition-related step-up depreciation expense of $2.0 million and $3.9 million for the quarter and six months ended June 30, 2013, respectively, and $2.0 million and $3.9 million for the quarter and six months ended June 30, 2012, respectively, in connection with our investment in IMTT, which is reported in equity in earnings and amortization charges of investee in our consolidated condensed statements of operations.
(4)	Amortization of intangibles does not include acquisition-related step-up amortization expense of $85,000 and $171,000 for the quarter and six months ended June 30, 2013, respectively, and $85,000 and $171,000 for the quarter and six months ended June 30, 2012, respectively, in connection with our investment in IMTT, which is reported in equity in earnings and amortization charges of investee in our consolidated condensed statements of operations.
(5)	Equity in earnings and amortization charges of investee in the above table includes our 50% share of IMTT's earnings, offset by the distributions we received only up to our share of the earnings recorded in the calculation for EBITDA excluding non-cash items. For the quarter and six months ended June 30, 2013, we recognized equity in earnings and amortization charges of investee income of $11.3 million and $21.8 million, respectively, in the consolidated condensed statements of operations, which was offset by the cash distributions received of $7.9 million during the quarter ended June 30, 2013. For the quarter and six months ended June 30, 2012, we recognized equity in earnings and amortization charges of investee income of $6.8 million and $16.3 million, respectively, in the consolidated condensed statements of operations, which was fully offset by the cash distributions received in June of 2012. The $9.5 million for the quarter ended June 30, 2012 represents the excess cash distributions received from IMTT over $16.3 million that was applied on the equity in earnings and amortization charges of investee income recognized during the quarter.
(6)	Cash distributions received in excess of equity in earnings and amortization charges of investee in the above table is the excess cumulative distributions received to the cumulative earnings recorded in equity in earnings and amortization charges of investee, since our investment in IMTT, adjusted for the current periods equity in earnings and amortization charges of investee in the calculation from net income (loss) attributable to MIC LLC to EBITDA excluding non-cash items above. The cumulative allocation of the $110.6 million distributions received in June of 2012 was $70.9 million recorded in net cash provided by operating activities and $39.6 million recorded in net cash provided by investing activities, as a return on investment, on the consolidated condensed statements of cash flows.
(7)	Adjustment to free cash flow for MIC Solar adjusts the free cash flow from this business to include only the cash distributions generated during the reporting period, if any. During the quarter and six months ended June 30, 2013, MIC Solar generated $390,000 and $679,000, respectively, of distributable cash.

IMTT

We account for our 50% interest in IMTT using the equity method. To enable meaningful analysis of IMTT’s performance across periods, IMTT’s overall performance is discussed below, rather than IMTT’s contribution to our consolidated results.

Key Factors Affecting Operating Results:

•	higher terminal gross profit driven by increases in:
º	average tank rental rates;
º	tank capacity; and
º	revenue from ancillary services; partially offset by
º	the planned reduction in tank utilization due to tank cleaning and inspection and conversion to alternate product services;
•	increased maintenance capital expenditures that are not reflected in net income but decreased free cash flow;
•	insured casualty losses related to Hurricane Sandy; and
•	an increase in spill response activity resulting in higher environmental gross profit.

Results of Operations: IMTT – (continued)

	Quarter Ended June 30,		Change Favorable/ (Unfavorable)		Six Months Ended June 30,		Change Favorable/ (Unfavorable)
	2013	2012			2013	2012
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)

Revenue
Terminal revenue	119,520	109,167	10,353	9.5	240,852	220,784	20,068	9.1
Environmental response revenue	6,301	4,596	1,705	37.1	16,454	10,983	5,471	49.8
Total revenue	125,821	113,763	12,058	10.6	257,306	231,767	25,539	11.0
Costs and expenses
Terminal operating costs	44,906	45,905	999	2.2	95,210	92,377	(2,833)	(3.1)
Environmental response operating costs	5,573	4,446	(1,127)	(25.3)	13,460	9,602	(3,858)	(40.2)
Total operating costs	50,479	50,351	(128)	(0.3)	108,670	101,979	(6,691)	(6.6)
Terminal gross profit	74,614	63,262	11,352	17.9	145,642	128,407	17,235	13.4
Environmental response gross profit	728	150	578	NM	2,994	1,381	1,613	116.8
Gross profit	75,342	63,412	11,930	18.8	148,636	129,788	18,848	14.5
General and administrative expenses	7,854	7,341	(513)	(7.0)	16,336	14,800	(1,536)	(10.4)
Depreciation and amortization	18,636	17,117	(1,519)	(8.9)	37,058	34,024	(3,034)	(8.9)
Casualty losses, net(1)	6,500	—	(6,500)	NM	6,500	—	(6,500)	NM
Operating income	42,352	38,954	3,398	8.7	88,742	80,964	7,778	9.6
Interest expense, net(2)	(1,117)	(11,790)	10,673	90.5	(7,723)	(18,381)	10,658	58.0
Other income	442	807	(365)	(45.2)	1,184	1,263	(79)	(6.3)
Provision for income taxes	(16,592)	(11,869)	(4,723)	(39.8)	(33,713)	(26,236)	(7,477)	(28.5)
Noncontrolling interest	(101)	(86)	(15)	(17.4)	(176)	(185)	9	4.9
Net income	24,984	16,016	8,968	56.0	48,314	37,425	10,889	29.1
Reconciliation of net income to EBITDA excluding non-cash items:
Net income	24,984	16,016			48,314	37,425
Interest expense, net(2)	1,117	11,790			7,723	18,381
Provision for income taxes	16,592	11,869			33,713	26,236
Depreciation and amortization	18,636	17,117			37,058	34,024
Casualty losses, net(1)	6,500	—			6,500	—
Other non-cash expenses	101	90			176	278
EBITDA excluding non-cash items	67,930	56,882	11,048	19.4	133,484	116,344	17,140	14.7
EBITDA excluding non-cash items	67,930	56,882			133,484	116,344
Interest expense, net(2)	(1,117)	(11,790)			(7,723)	(18,381)
Adjustments to derivative instruments recorded in interest expense(2)	(9,607)	2,316			(14,016)	(363)
Amortization of debt financing costs(2)	500	809			1,166	1,614
Provision for income taxes, net of changes in deferred taxes	(6,538)	(3,769)			(8,223)	(8,603)
Changes in working capital	12,303	4,683			(5,084)	12,298
Cash provided by operating activities	63,471	49,131			99,604	102,909
Changes in working capital	(12,303)	(4,683)			5,084	(12,298)
Maintenance capital expenditures(3)	(26,878)	(7,335)			(45,999)	(15,453)
Free cash flow	24,290	37,113	(12,823)	(34.6)	58,689	75,158	(16,469)	(21.9)

NM — Not meaningful

(1)	Casualty losses, net, includes $2.5 million and $1.5 million related to the quarters ended December 31, 2012 and March 31, 2013, respectively, which were recorded in terminal operating costs in those periods. These amounts have been included in the quarter and six months ended June 30, 2013.

Results of Operations: IMTT – (continued)

(2)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.
(3)	Maintenance capital expenditures includes a reclassification from growth capital expenditures in the quarters ended December 31, 2012 and March 31, 2013 of $1.2 million and $509,000, respectively. These amounts have been included in the quarter and six months ended June 30, 2013.

Revenue and Gross Profit

The increase in terminal revenue primarily reflects growth in storage revenue and revenue from ancillary services. Storage revenue grew due to an increase in average rental rates of 6.5% and 6.7% for the quarter and six months ended June 30, 2013, respectively, as compared with the quarter and six months ended June 30, 2012. Average storage capacity increased by 1.2 million barrels and 1.3 million barrels for the quarter and six months ended June 30, 2013, respectively, as compared with the quarter and six months ended June 30, 2012 as a result of the completion of various growth capital projects. MIC believes that full year average storage rates in 2013 will increase between 5.0% and 7.0%.

As planned, capacity utilization declined to 92.9% and 92.8% for the quarter and six months ended June 30, 2013, respectively, from 94.3% and 95.1% for the quarter and six months ended June 30, 2012, respectively, due to the timing and increased size of tanks currently out of service for cleaning and inspection and conversion to alternate product services.

Terminal operating costs were lower for the quarter ended June 30, 2013 as compared with the quarter ended June 30, 2012, primarily due to lower repairs and maintenance costs, partially offset by increased fuel costs from product heating (which are offset in revenue) and higher healthcare costs.

Terminal operating costs were higher for the six months ended June 30, 2013 as compared with the six months ended June 30, 2012, primarily due to increased fuel costs from product heating (which are offset in revenue) and higher healthcare costs, partially offset by lower repairs and maintenance costs.

General and Administrative Expense

General and administrative expenses increased for the quarter and six months ended June 30, 2013 compared with the quarter and six months ended June 30, 2012 primarily due to an increase in spill response activity and legal fees.

Depreciation and Amortization

Depreciation and amortization expense increased for the quarter and six months ended June 30, 2013 compared with the quarter and six months ended June 30, 2012, primarily due to additional capital assets placed in service, resulting in higher asset balances.

Casualty Losses, Net

During the quarter and six months ended June 30, 2013, casualty losses, net, was recorded as a result of fixed asset write-offs associated with Hurricane Sandy, net of insurance recoveries.

Interest Expense, Net

Interest expense includes gains on derivative instruments of $5.0 million and $5.1 million for the quarter and six months ended June 30, 2013, respectively, and losses of $7.1 million and $9.1 million for the quarter and six months ended June 30, 2012, respectively. Excluding the derivative adjustments, interest expense increased primarily due to higher debt balances.

Cash interest paid totaled $9.3 million and $18.1 million for the quarter and six months ended June 30, 2013, respectively, and $8.4 million and $16.7 million for the quarter and six months ended June 30, 2012, respectively.

Income Taxes

IMTT files a consolidated federal income tax return and state income tax returns in the states in which it operates.

Results of Operations: IMTT – (continued)

For the year ending December 31, 2013, IMTT expects to pay $11.4 million of federal income taxes and $5.2 million of state income taxes. IMTT’s actual federal tax liability could be higher or lower depending on the cost and timing of the capital assets placed in service during the year, the ultimate amount of Hurricane Sandy repairs and the extent to which IMTT is able to realize the benefits of bonus depreciation on those assets. The “Provision for income taxes, net of changes in deferred taxes” of $8.2 million for the six months ended June 30, 2013 in the table above, includes $5.7 million of federal income taxes and $2.5 million of state income taxes.

For the full year 2012, IMTT recorded $40.8 million of federal income tax expense and $10.5 million of state income tax expense. This includes $13.4 million and $4.5 million of current federal and state income taxes, respectively. The federal income tax expense exceeded the cash taxes primarily due to the benefit of accelerated tax depreciation, as discussed below.

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

Maintenance capital expenditures

Maintenance capital expenditures increased from $7.3 million and $15.5 million for the quarter and six months ended June 30, 2012, respectively, to $26.9 million and $46.0 million for the quarter and six months ended June 30, 2013, respectively. See “Liquidity and Capital Resources: – Investing Activities – Maintenance and Environmental Capital Expenditure” for further discussion.

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

Contribution margin should not be considered an alternative to revenue, gross profit, operating income, or net income, as determined in accordance with U.S. GAAP. A reconciliation of contribution margin to gross profit is presented in the below table. The business calculates contribution margin as revenue less direct costs of revenue other than production and transmission and distribution costs. Other companies may calculate contribution margin differently or may use different metrics and, therefore, the contribution margin presented for Hawaii Gas is not necessarily comparable with metrics of other companies.

Key Factors Affecting Operating Results:

•	an increase in non-utility volume and contribution margin per therm in the first quarter of 2013; partially offset by a decrease in the non-utility volume and contribution margin per therm in the quarter ended June 30, 2013; and
•	severance costs.

Results of Operations: Hawaii Gas – (continued)

	Quarter Ended June 30,		Change Favorable/ (Unfavorable)		Six Months Ended June 30,		Change Favorable/ (Unfavorable)
	2013	2012			2013	2012
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Contribution margin
Revenue – non-utility	28,420	29,748	(1,328)	(4.5)	60,505	61,377	(872)	(1.4)
Cost of revenue – non-utility	13,333	13,554	221	1.6	26,687	29,127	2,440	8.4
Contribution margin – non-utility	15,087	16,194	(1,107)	(6.8)	33,818	32,250	1,568	4.9
Revenue – utility	34,193	36,807	(2,614)	(7.1)	71,114	75,121	(4,007)	(5.3)
Cost of revenue – utility	24,726	27,149	2,423	8.9	51,380	55,366	3,986	7.2
Contribution margin – utility	9,467	9,658	(191)	(2.0)	19,734	19,755	(21)	(0.1)
Total contribution margin	24,554	25,852	(1,298)	(5.0)	53,552	52,005	1,547	3.0
Production	2,667	2,127	(540)	(25.4)	5,382	4,133	(1,249)	(30.2)
Transmission and distribution(1)	4,740	5,649	909	16.1	10,606	11,097	491	4.4
Gross profit	17,147	18,076	(929)	(5.1)	37,564	36,775	789	2.1
Selling, general and administrative expenses	5,989	4,558	(1,431)	(31.4)	11,321	9,815	(1,506)	(15.3)
Depreciation and amortization	2,190	1,902	(288)	(15.1)	4,348	3,843	(505)	(13.1)
Operating income	8,968	11,616	(2,648)	(22.8)	21,895	23,117	(1,222)	(5.3)
Interest expense, net(2)	(1,238)	(1,516)	278	18.3	(2,943)	(3,407)	464	13.6
Other expense	(73)	(63)	(10)	(15.9)	(105)	(132)	27	20.5
Provision for income taxes	(2,995)	(3,913)	918	23.5	(7,478)	(7,712)	234	3.0
Net income(3)	4,662	6,124	(1,462)	(23.9)	11,369	11,866	(497)	(4.2)
Reconciliation of net income to EBITDA excluding non-cash items:
Net income(3)	4,662	6,124			11,369	11,866
Interest expense, net(2)	1,238	1,516			2,943	3,407
Provision for income taxes	2,995	3,913			7,478	7,712
Depreciation and amortization	2,190	1,902			4,348	3,843
Other non-cash expenses(1)	326	995			988	1,802
EBITDA excluding non-cash items	11,411	14,450	(3,039)	(21.0)	27,126	28,630	(1,504)	(5.3)
EBITDA excluding non-cash items	11,411	14,450			27,126	28,630
Interest expense, net(2)	(1,238)	(1,516)			(2,943)	(3,407)
Adjustments to derivative instruments recorded in interest expense(2)	(617)	(832)			(695)	(1,297)
Amortization of debt financing costs(2)	123	119			229	239
Provision for income taxes, net of changes in deferred taxes	(775)	(2,205)			(3,867)	(4,375)
Changes in working capital	9,780	(847)			(787)	(3,705)
Cash provided by operating activities	18,684	9,169			19,063	16,085
Changes in working capital	(9,780)	847			787	3,705
Maintenance capital expenditures	(2,415)	(1,421)			(3,421)	(3,185)
Free cash flow	6,489	8,595	(2,106)	(24.5)	16,429	16,605	(176)	(1.1)

(1)	For the quarter and six months ended June 30, 2013, transmission and distribution includes non-cash income of $518,000 for asset retirement obligation credit that is not expected to recur. This non-cash income is excluded when calculating EBITDA excluding non-cash items.
(2)	Interest expense, net, adjustments to derivative instruments and non-cash amortization of deferred financing fees.
(3)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Results of Operations: Hawaii Gas – (continued)

Contribution Margin and Operating Income

Non-utility contribution margin decreased in the quarter ended June 30, 2013 as the result of a decrease in the volume of gas sold and a decrease in average margin per gallon. The volume decline was caused by one significant customer being partially offline for the whole quarter and a reduction in the average volume of customer inventory that accompanied the closure of the Tesoro refinery. The decrease in average margin per gallon was caused by the change in supplier mix that accompanied the closure of the Tesoro refinery.

Non-utility contribution margin increased for the six months ended June 30, 2013 as the result of margin improvement and an increase in the volume of gas sold for the first quarter of 2013. The volume of gas sold by the non-utility business decreased by 5.2% and 1.4% for the quarter and six months ended June 30, 2013 respectively, compared with the quarter and six months ended June 30, 2012.

Utility contribution margin remained unchanged for the six months ended June 30, 2013 compared with the six months ended June 30, 2012. The volume of gas sold by the utility business decreased by 1.1% and increased by 0.3% for the quarter and six months ended June 30, 2013 respectively, compared with the quarter and six months ended June 30, 2012.

Tesoro announced on June 17, 2013 that it has signed an agreement to sell its interest in Tesoro Hawaii to Par Petroleum Corporation. Tesoro has agreed to continue to supply naphtha feedstock to Hawaii Gas’ SNG operation through September of 2013 while it works through the sale and transition to Par Petroleum. Hawaii Gas also is in discussions with Tesoro to secure naphtha feedstock beyond October 1, 2013. It is expected that any agreement reached would be assigned to Par Petroleum if it completes the acquisition from Tesoro. Subject to the receipt of any applicable HPUC approvals, Hawaii Gas intends to pass any change in the cost of feedstock through to customers via its fuel adjustment mechanism. Hawaii Gas will continue its discussions with alternative suppliers to secure naphtha and with Tesoro to secure terminalling arrangements on a longer-term basis in the event the sale of the Tesoro refinery to Par Petroleum is not concluded.

Hawaii Gas continues to move forward with initiatives that will allow it to use LNG as a back-up fuel to serve its customers.

Production, transmission and distribution and selling, general and administrative expenses comprise primarily labor related expenses and professional fees. Collectively, these costs were higher for the quarter and six months ended June 30, 2013 compared with the quarter and six months ended June 30, 2012 primarily due to severance costs, costs associated with the LNG initiatives, salaries and wages and an increase in marketing and advertising.

Interest Expense, Net

Interest expense includes gains on derivative instruments of $13,000 and losses of $516,000 for the quarter and six months ended June 30, 2013, respectively, and losses of $982,000 and $2.2 million for the quarter and six months ended June 30, 2012, respectively. Excluding the derivative adjustments, interest expense decreased for the quarter and six months ended June 30, 2013 compared with the quarter and six months ended June 30, 2012 due to lower interest rates resulting from refinancing of Hawaii Gas’ long-term debt that occurred in August of 2012.

Cash interest paid totaled $1.7 million and $3.4 million for the quarter and six months ended June 30, 2013, respectively, and $2.3 million and $4.5 million for the quarter and six months ended June 30, 2012, respectively.

Results of Operations: Hawaii Gas – (continued)

Income Taxes

Income from Hawaii Gas is included in our consolidated federal income tax return, and is subject to Hawaii state income taxes. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business. For the year ended December 31, 2013, the business expects to pay state income taxes of approximately $1.4 million. The “Provision for income taxes, net of changes in deferred taxes” of $3.9 million for the six months ended June 30, 2013 in the above table, includes $3.3 million of federal income taxes payable to MIC and $621,000 of state income taxes. Any current federal income tax liability is expected to be offset in consolidation by the application of NOLs.

The business’ federal taxable income differs from book income primarily as a result of differences in the depreciation of fixed assets. The state of Hawaii does not allow the federal bonus depreciation deduction of 50% for 2012 and 2013 in determining state taxable income.

District Energy

Revenue at District Energy is comprised of two charges paid by customers receiving chilled water services: a fixed charge based on contracted capacity and a variable charge based on the consumption of chilled water. Capacity charges are typically adjusted annually at a fixed rate or are based on the Consumer Price Index (CPI). The terms of the business’ customer contracts provide for the pass through of increases or decreases in electricity costs, the largest component of the business’ direct expenses.

The financial results discussed below reflect 100% of District Energy’s performance during the periods presented below, rather than the results attributable to our 50.01% interest.

Key Factors Affecting Operating Results:

•	an early contract termination by a Chicago customer; and
•	a decrease in consumption revenue, net of electricity costs, driven by cooler average temperatures; partially offset by
•	an increase in capacity revenue from new customers and annual inflation-linked increases in contract capacity rates.

Results of Operations: District Energy – (continued)

	Quarter Ended June 30,		Change Favorable/ (Unfavorable)		Six Months Ended June 30,		Change Favorable/ (Unfavorable)
	2013	2012			2013	2012
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Cooling capacity revenue	5,757	5,567	190	3.4	11,417	11,062	355	3.2
Cooling consumption revenue	5,207	6,890	(1,683)	(24.4)	7,168	10,363	(3,195)	(30.8)
Other revenue	749	682	67	9.8	1,447	1,321	126	9.5
Finance lease revenue	907	1,150	(243)	(21.1)	1,962	2,329	(367)	(15.8)
Total revenue	12,620	14,289	(1,669)	(11.7)	21,994	25,075	(3,081)	(12.3)
Direct expenses – electricity	3,231	4,148	917	22.1	4,627	6,686	2,059	30.8
Direct expenses – other(1)	5,218	5,072	(146)	(2.9)	10,034	9,629	(405)	(4.2)
Direct expenses – total	8,449	9,220	771	8.4	14,661	16,315	1,654	10.1
Gross profit	4,171	5,069	(898)	(17.7)	7,333	8,760	(1,427)	(16.3)
Selling, general and administrative expenses	874	961	87	9.1	1,763	1,852	89	4.8
Amortization of intangibles	331	341	10	2.9	668	682	14	2.1
Loss from customer contract termination	1,626	—	(1,626)	NM	1,626	—	(1,626)	NM
Operating income	1,340	3,767	(2,427)	(64.4)	3,276	6,226	(2,950)	(47.4)
Interest expense, net(2)	(1,233)	(2,127)	894	42.0	(2,518)	(4,456)	1,938	43.5
Other income	72	75	(3)	(4.0)	131	132	(1)	(0.8)
Benefit (provision) for income taxes	1	(621)	622	100.2	(213)	(611)	398	65.1
Noncontrolling interest	(182)	(208)	26	12.5	(371)	(419)	48	11.5
Net (loss) income	(2)	886	(888)	(100.2)	305	872	(567)	(65.0)
Reconciliation of net (loss) income to EBITDA excluding non-cash items:
Net (loss) income	(2)	886			305	872
Interest expense, net(2)	1,233	2,127			2,518	4,456
(Benefit) provision for income taxes	(1)	621			213	611
Depreciation(1)	1,703	1,677			3,401	3,351
Amortization of intangibles	331	341			668	682
Loss from customer contract termination	1,626	—			1,626	—
Other non-cash expenses	197	240			208	269
EBITDA excluding non-cash items	5,087	5,892	(805)	(13.7)	8,939	10,241	(1,302)	(12.7)
EBITDA excluding non-cash items	5,087	5,892			8,939	10,241
Interest expense, net(2)	(1,233)	(2,127)			(2,518)	(4,456)
Adjustments to derivative instruments recorded in interest expense(2)	(1,361)	(566)			(2,647)	(869)
Amortization of debt financing costs(2)	177	175			354	345
Equipment lease receivable, net	1,107	872			2,074	1,710
Benefit/provision for income taxes, net of changes in deferred taxes	(73)	(320)			(276)	(273)
Changes in working capital	(1,771)	(47)			(2,187)	(1,872)
Cash provided by operating activities	1,933	3,879			3,739	4,826
Changes in working capital	1,771	47			2,187	1,872
Maintenance capital expenditures	(103)	(77)			(249)	(164)
Free cash flow	3,601	3,849	(248)	(6.4)	5,677	6,534	(857)	(13.1)

NM — Not meaningful

(1)	Includes depreciation expense of $1.7 million and $3.4 million for the quarter and six months ended June 30, 2013, respectively, and $1.7 million and $3.4 million for the quarter and six months ended June 30, 2012, respectively.
(2)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.

Results of Operations: District Energy – (continued)

Gross Profit

Gross profit decreased primarily as a result of cooler average temperatures during the quarter and six months ended June 30, 2013 compared with the quarter and six months ended June 30, 2012 resulting in lower consumption revenue, net of electricity costs. Conversely, cooling capacity revenue increased with new customers and annual inflation-related increases in contract capacity rates in accordance with customer contract terms.

Selling, General and Administrative Expense

Selling, general and administrative expenses decreased for the quarter and six months ended June 30, 2013 compared with quarter and six months ended June 30, 2012 primarily due to lower legal fees.

Loss From Customer Contract Termination

Effective April 30, 2013, the business no longer provides site specific cooling and heating services to a customer outside downtown Chicago for which revenue, fees and lease payments were being received. The loss of this customer has reduced the business’ cash from operations. The business is continuing its efforts to recover the unamortized lease principal of approximately $8.5 million. Mediation of the dispute is expected to commence in October of 2013.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $473,000 and $978,000 for the quarter and six months ended June 30, 2013, respectively, and losses of $1.2 million and $2.6 million for the quarter and six months ended June 30, 2012, respectively. Excluding the derivative adjustments, interest expense decreased for the quarter and six months ended June 30, 2013 compared with the quarter and six months ended June 30, 2012 due to lower debt balances.

Cash interest paid totaled $2.4 million and $4.8 million for the quarter and six months ended June 30, 2013, respectively, and $2.6 million and $5.0 million for the quarter and six months ended June 30, 2012, respectively.

Income Taxes

District Energy files a separate federal income tax return and a separate Illinois state income tax return. As of December 31, 2012, the business had approximately $9.8 million in federal NOL carryforwards available to offset taxable income and $23.3 million in Illinois state NOL carryforwards, for which utilization is deferred until 2015. For 2013, District Energy expects to pay a federal Alternative Minimum Tax of approximately $93,000 and state income taxes of approximately $487,000. The “Provision/benefit for income taxes, net of changes in deferred taxes” of $276,000 for the six months ended June 30, 2013 in the above table, includes $44,000 of federal income taxes and $232,000 of state income taxes. The business does not expect to pay regular federal income taxes in 2013 due to the utilization of NOL carryforwards.

The business’ federal taxable income differs from book income primarily as a result of differences in the depreciation of fixed assets. The state of Illinois does not allow the federal bonus depreciation deduction of 50% for 2012 and 2013 in determining state taxable income.

Atlantic Aviation

Key Factors Affecting Operating Results:

•	lower cash interest expense driven by lower average cost of debt and reduced debt levels;
•	higher fuel gross profit due to higher volume and margin per gallon; and
•	higher rental and de-icing revenue; partially offset by
•	earnings associated with the divesture of certain sites.

Results of Operations: Atlantic Aviation – (continued)

	Quarter Ended June 30,		Change Favorable/ (Unfavorable)		Six Months Ended June 30,		Change Favorable/ (Unfavorable)
	2013	2012			2013	2012
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Revenue
Fuel revenue	135,929	139,381	(3,452)	(2.5)	276,273	280,706	(4,433)	(1.6)
Non-fuel revenue	38,573	38,291	282	0.7	82,369	81,093	1,276	1.6
Total revenue	174,502	177,672	(3,170)	(1.8)	358,642	361,799	(3,157)	(0.9)
Cost of revenue
Cost of revenue – fuel	93,038	98,567	5,529	5.6	192,823	198,875	6,052	3.0
Cost of revenue – non-fuel	3,625	4,563	938	20.6	8,346	10,130	1,784	17.6
Total cost of revenue	96,663	103,130	6,467	6.3	201,169	209,005	7,836	3.7
Fuel gross profit	42,891	40,814	2,077	5.1	83,450	81,831	1,619	2.0
Non-fuel gross profit	34,948	33,728	1,220	3.6	74,023	70,963	3,060	4.3
Gross profit	77,839	74,542	3,297	4.4	157,473	152,794	4,679	3.1
Selling, general and administrative expenses	42,910	42,903	(7)	—	86,387	86,847	460	0.5
Depreciation and amortization	13,974	13,860	(114)	(0.8)	27,845	27,675	(170)	(0.6)
Loss on disposal of assets	3	327	324	99.1	176	327	151	46.2
Operating income	20,952	17,452	3,500	20.1	43,065	37,945	5,120	13.5
Interest expense, net(1)	(4,626)	(7,282)	2,656	36.5	(8,725)	(16,067)	7,342	45.7
Loss on extinguishment of debt	(2,472)	—	(2,472)	NM	(2,472)	—	(2,472)	NM
Other income	4	64	(60)	(93.8)	—	48	(48)	(100.0)
Provision for income taxes	(5,426)	(4,574)	(852)	(18.6)	(12,824)	(9,284)	(3,540)	(38.1)
Net income(2)	8,432	5,660	2,772	49.0	19,044	12,642	6,402	50.6
Reconciliation of net income to EBITDA excluding non-cash items:
Net income(2)	8,432	5,660			19,044	12,642
Interest expense, net(1)	4,626	7,282			8,725	16,067
Provision for income taxes	5,426	4,574			12,824	9,284
Depreciation and amortization	13,974	13,860			27,845	27,675
Loss on extinguishment of debt	2,434	—			2,434	—
Loss on disposal of assets	—	47			106	47
Other non-cash income	(47)	(88)			(115)	(229)
EBITDA excluding non-cash items	34,845	31,335	3,510	11.2	70,863	65,486	5,377	8.2
EBITDA excluding non-cash items	34,845	31,335			70,863	65,486
Interest expense, net(1)	(4,626)	(7,282)			(8,725)	(16,067)
Interest rate swap breakage fees(1)	—	(252)			—	(500)
Adjustments to derivative instruments recorded in interest expense(1)	28	(5,834)			53	(10,448)
Amortization of debt financing costs(1)	648	671			1,309	1,359
Provision for income taxes, net of changes in deferred taxes	(1,127)	(768)			(5,175)	(975)
Changes in working capital	1,735	305			4,893	645
Cash provided by operating activities	31,503	18,175			63,218	39,500
Changes in working capital	(1,735)	(305)			(4,893)	(645)
Maintenance capital expenditures	(3,436)	(3,236)			(4,901)	(5,112)
Free cash flow	26,332	14,634	11,698	79.9	53,424	33,743	19,681	58.3

NM — Not meaningful

(1)	Interest expense, net, includes adjustments to derivative instruments, non-cash amortization of deferred financing fees and interest rate swap breakage fees.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

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

The business’ fuel-related revenue and gross profit are driven by the volume of fuel sold and the dollar-based margin/fee per gallon on those sales. This applies to revenue and gross profit generated through both fuel and into-plane sales. Purchases of fuel by individual customers may be from Atlantic Aviation directly, another party or both in a given period.

Management believes discussing total fuel-related revenue and gross profit, including both retail fuel sales and into-plane arrangements (as recorded in the non-fuel revenue line) and related key metrics on an aggregate basis, provides a more meaningful analysis of Atlantic Aviation’s gross profit than a discussion of each item. For the quarter and six months ended June 30, 2013, the business derived 65.7% and 64.0%, respectively, of total gross profit from fuel and fuel-related services compared with 66.2% and 65.2% for the quarter and six months ended June 30, 2012, respectively. The percentage of fuel-related gross profit decreased in 2013 compared with 2012 primarily as a result of an increase in de-icing gross profit in 2013.

The increase in gross profit for the quarter and six months ended June 30, 2013 compared with the quarter and six months ended June 30, 2012 was the result of increased fuel gross profit along with increased rental revenue and de-icing gross profit. Rental revenue increased by 5.1% and 5.6% for the quarter and six months ended June 30, 2013, respectively, as compared with the quarter and six months ended June 30, 2012. De-icing gross profit increased by 88.9% for the six months ended June 30, 2013 compared with the six months ended June 30, 2012. GA related-fuel gross profit increased by 5.0% and 2.8% over the same comparable periods.

On a same store basis, total gross profit increased by 5.6% and 4.3% for the quarter and six months ended June 30, 2013, respectively. On a same store basis, the volume of GA fuel sold increased by 2.9% and 2.5% for the quarter and six months ended June 30, 2013, respectively. GA average fuel margin increased 3.6% and 1.4% for the same periods, respectively.

Atlantic Aviation seeks to extend FBO leases prior to their maturity and to increase the portfolio’s weighted average lease life. The weighted average lease life was 18.5 years at June 30, 2013 as compared with 17.6 years at June 30, 2012.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $28,000 and $53,000 for the quarter and six months ended June 30, 2013, respectively, and losses of $2.4 million and $6.1 million for the quarter and six months ended June 30, 2012, respectively. Excluding the derivative adjustments, interest expense was lower for the quarter and six months ended June 30, 2013 compared with the quarter and six months ended June 30, 2012 due to the expiration of interest rate swaps in October of 2012 and a lower principal balance on the business’ term loan.

Excluding interest rate swap breakage fees, cash interest paid was $4.0 million and $7.3 million for the quarter and six months ended June 30, 2013, respectively, and $12.5 million and $25.1 million for the quarter and six months ended June 30, 2012, respectively.

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

For 2013, the business expects to pay state income taxes of approximately $2.9 million. The “Provision for income taxes, net of changes in deferred taxes” of $5.2 million for the six months ended June 30, 2013 in the above table, includes $3.9 million of federal income taxes payable to MIC and $1.3 million of state income taxes. Any current federal income tax liability is expected to be offset in consolidation by the application of NOLs.

Corporate & Other

The financial results below reflect Corporate and Other’s performance during the periods below. Corporate and Other includes MIC Solar as MIC Solar does not meet the threshold of a reportable segment.

Results of Operations: Corporate & Other – (continued)

	Quarter Ended June 30,		Change Favorable/ (Unfavorable)		Six Months Ended June 30,		Change Favorable/ (Unfavorable)
	2013	2012			2013	2012
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Contracted revenue	2,832	—	2,832	NM	4,518	—	4,518	NM
Cost of revenue	553	—	(553)	NM	662	—	(662)	NM
Gross profit	2,279	—	2,279	NM	3,856	—	3,856	NM
Base management fees	8,053	4,760	(3,293)	(69.2)	15,188	9,755	(5,433)	(55.7)
Performance fees	24,440	—	(24,440)	NM	46,482	—	(46,482)	NM
Selling, general and administrative expenses	2,346	2,045	(301)	(14.7)	4,288	7,216	2,928	40.6
Depreciation	1,561	—	(1,561)	NM	3,078	—	(3,078)	NM
Operating loss	(34,121)	(6,805)	(27,316)	NM	(65,180)	(16,971)	(48,209)	NM
Interest (expense) income, net(1)	(591)	4	(595)	NM	(1,094)	4	(1,098)	NM
Other (expense) income, net	(317)	(28)	(289)	NM	2,089	(52)	2,141	NM
Benefit (provision) for income taxes	9,510	(827)	10,337	NM	17,103	1,151	15,952	NM
Noncontrolling interest	290	(681)	971	142.6	(364)	(588)	224	38.1
Net loss(2)	(25,229)	(8,337)	(16,892)	NM	(47,446)	(16,456)	(30,990)	(188.3)
Reconciliation of net loss to EBITDA excluding non-cash items:
Net loss(2)	(25,229)	(8,337)			(47,446)	(16,456)
Interest expense (income), net(1)	591	(4)			1,094	(4)
(Benefit) provision for income taxes	(9,510)	827			(17,103)	(1,151)
Depreciation	1,561	—			3,078	—
Base management fees to be settled/ settled in LLC interests	8,053	4,760			15,188	9,755
Performance fees to be settled/ settled in LLC interests	24,440	—			46,482	—
Other non-cash (income) expense	(99)	827			(1,710)	883
EBITDA excluding non-cash items	(193)	(1,927)	1,734	90.0	(417)	(6,973)	6,556	94.0
EBITDA excluding non-cash items	(193)	(1,927)			(417)	(6,973)
Interest (expense) income, net(1)	(591)	4			(1,094)	4
Amortization of debt financing costs(1)	2	—			5	—
Benefit/provision for income taxes, net of changes in deferred taxes	1,532	1,720			7,443	3,297
Changes in working capital	(17,321)	(850)			(22,739)	(2,839)
Cash used in operating activities	(16,571)	(1,053)			(16,802)	(6,511)
Changes in working capital	17,321	850			22,739	2,839
Adjustment to free cash flow for MIC Solar(3)	(854)	—			(1,130)	—
Free cash flow	(104)	(203)	99	48.8	4,807	(3,672)	8,479	NM

NM — Not meaningful

(1)	Interest expense, net, includes non-cash amortization of deferred financing fees.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.
(3)	Adjustment to free cash flow for MIC Solar adjusts the free cash flow from this business to include only the cash distributions generated during the reporting period, if any. During the quarter and six months ended June 30, 2013, MIC Solar generated $390,000 and $679,000, respectively, of distributable cash.

Summary of Our Proportionately Combined Results

We believe that our proportionately combined metrics, including proportionately combined gross profit, proportionately combined EBITDA excluding non-cash items, proportionately combined cash interest, proportionately combined cash taxes, proportionately combined maintenance capital expenditures, proportionately combined Free Cash Flow, proportionately combined Free Cash Flow per share, proportionately combined growth capital expenditures, and proportionately combined net debt, provide our investors and management with additional insight into the financial results and cash generated as a result of our varied ownership interests in our businesses and investments. Given the nature of the businesses we own and our varied ownership levels of these businesses, management believes that GAAP measures such as net income and cash from operating activities do not fully reflect all of the items that our management considers in assessing the amount of cash generated by our ownership interest in our businesses and investments.

We note that proportionately combined metrics used by us may be calculated in a different manner by other companies, which may limit their usefulness as a comparative measure. Therefore, our proportionately combined metrics should be used as a supplement to, and not in lieu of, of our financial results reported under GAAP.

Our proportionately combined financial measures are those attributable to MIC’s ownership interest in each of our operating businesses and MIC Corporate. The following tables represent our proportionately combined share of gross profit, EBITDA excluding non-cash items and Free Cash Flow. The gross profit, EBITDA excluding non-cash items and Free Cash Flow are derived from the “Results of Operations” of our investments and businesses described above.

See “Results of Operations” for each of our businesses and Corporate and Other segment to see a reconciliation of EBITDA excluding non-cash to net income (loss), its closest comparable GAAP measure, and see reconciliation of Free Cash Flow to cash provided by (used in) operating activities, its closest comparable GAAP measure.

	For the Quarter Ended June 30, 2013
($ in Thousands) (Unaudited)	IMTT 50%	Hawaii Gas	District Energy 50.01%	Atlantic Aviation	MIC Corporate	Proportionately Combined(1)	IMTT 100%	District Energy 100%
Gross profit	37,671	17,147	2,086	77,839	2,279	137,022	75,342	4,171
EBITDA excluding non-cash items	33,965	11,411	2,544	34,845	(193)	82,572	67,930	5,087
Free cash flow	12,145	6,489	1,801	26,332	(104)	46,663	24,290	3,601

	For the Quarter Ended June 30, 2012
	IMTT 50%	Hawaii Gas	District Energy 50.01%	Atlantic Aviation	MIC Corporate	Proportionately Combined(1)	IMTT 100%	District Energy 100%
Gross profit	31,706	18,076	2,535	74,542	—	126,859	63,412	5,069
EBITDA excluding non-cash items	28,441	14,450	2,947	31,335	(1,927)	75,246	56,882	5,892
Free cash flow	18,557	8,595	1,925	14,634	(203)	43,507	37,113	3,849
Gross profit variance	18.8%	(5.1)%	(17.7)%	4.4%	NM	8.0%	18.8%	(17.7)%
EBITDA excluding non-cash items variance	19.4%	(21.0)%	(13.7)%	11.2%	90.0%	9.7%	19.4%	(13.7)%
Free cash flow variance	(34.6)%	(24.5)%	(6.4)%	79.9%	48.8%	7.3%	(34.6)%	(6.4)%

NM — Not meaningful

(1)	Proportionately combined free cash flow is equal to the sum of free cash flow attributable to MIC's ownership interest in each of its operating businesses and MIC Corporate.

Summary of Our Proportionately Combined Results – (continued)

	For the Six Months Ended June 30, 2013
($ in Thousands) (Unaudited)	IMTT 50%	Hawaii Gas	District Energy 50.01%	Atlantic Aviation	MIC Corporate	Proportionately Combined(1)	IMTT 100%	District Energy 100%
Gross profit	74,318	37,564	3,667	157,473	3,856	276,878	148,636	7,333
EBITDA excluding non-cash items	66,742	27,126	4,470	70,863	(417)	168,784	133,484	8,939
Free cash flow	29,345	16,429	2,839	53,424	4,807	106,844	58,689	5,677

	For the Six Months Ended June 30, 2012
	IMTT 50%	Hawaii Gas	District Energy 50.01%	Atlantic Aviation	MIC Corporate	Proportionately Combined(1)	IMTT 100%	District Energy 100%
Gross profit	64,894	36,775	4,381	152,794	—	258,844	129,788	8,760
EBITDA excluding non-cash items	58,172	28,630	5,122	65,486	(6,973)	150,437	116,344	10,241
Free cash flow	37,579	16,605	3,268	33,743	(3,672)	87,523	75,158	6,534
Gross profit variance	14.5%	2.1%	(16.3)%	3.1%	NM	7.0%	14.5%	(16.3)%
EBITDA excluding non-cash items variance	14.7%	(5.3)%	(12.7)%	8.2%	94.0%	12.2%	14.7%	(12.7)%
Free cash flow variance	(21.9)%	(1.1)%	(13.1)%	58.3%	NM	22.1%	(21.9)%	(13.1)%

NM — Not meaningful

(1)	Proportionately combined free cash flow is equal to the sum of free cash flow attributable to MIC's ownership interest in each of its operating businesses and MIC Corporate.

Liquidity and Capital Resources

Consolidated

Our primary cash requirements include normal operating expenses, debt service, debt principal payments, payments of dividends and capital expenditures. Our primary source of cash is operating activities, although we may borrow against credit facilities for capital expenditures, issue additional LLC interests or sell assets to generate cash.

As described above, in May of 2013 we completed an underwritten public offering and sale of 3,889,875 LLC interests and Atlantic Aviation entered into new term loan and revolving credit facilities. Our net proceeds of the equity offering of approximately $217.8 million, along with cash on hand and proceeds of the new Atlantic Aviation term loan facility, were used to fully repay the outstanding balance on the long-term debt of Atlantic Aviation.

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

Liquidity and Capital Resources: Consolidated – (continued)

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

At June 30, 2013, we had no debt at the MIC holding company level. We may in the future consider borrowing money at the MIC holding company level in circumstances where the cost of capitalizing our businesses, collectively, or the terms and covenants available could be improved as a result. Our use of debt instruments at the holding company level or otherwise depends on multiple factors including but not limited to: the condition of the debt capital markets; the operating performance of our businesses and investments; the near and long term capital needs of our businesses; our ability to stagger debt maturities across our portfolio; and, where applicable, our express or implied debt ratings.

Our financing strategy involves ensuring that we and our businesses maintain appropriate liquidity and access to capital markets, managing our net exposure to floating interest rate volatility, and maintaining a balanced spectrum of debt maturities. Within these parameters, we seek to optimize our borrowing costs and the terms and covenants of our debt facilities.

Analysis of Consolidated Historical Cash Flows from Operations

	Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2013	2012
($ In Thousands)	$	$	$	%
Cash provided by operating activities	77,097	124,831	(47,734)	(38.2)
Cash (used in) provided by investing activities	(38,460)	24,836	(63,296)	NM
Cash used in financing activities	(73,245)	(26,879)	(46,366)	(172.5)

NM — Not meaningful

Operating Activities

Consolidated cash provided by operating activities comprises primarily the cash from operations of the businesses we own, as described in each of the business discussions below. The cash flow from our consolidated business’ operations is partially offset by expenses paid by the holding company, including base management fees and performance fees to the extent paid in cash, professional fees and costs associated with being a public company.

The decrease in consolidated cash provided by operating activities for the six months ended June 30, 2013 compared with the six months ended June 30, 2012 was primarily due to:

•	larger cash distribution received from IMTT during the six months ended June 30, 2012; and
•	working capital requirements for construction payments at MIC Solar; partially offset by
•	lower cash interest paid due to the expiration of interest rate swaps in October of 2012, lower principal balances on the term loan debt and improved results at Atlantic Aviation; and
•	decrease in legal and professional fees incurred at the holding company level.

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

Liquidity and Capital Resources: Consolidated – (continued)

Investing Activities

The change in consolidated cash used in investing activities for the six months ended June 30, 2013 compared with cash provided by investing activities for the six months ended June 30, 2012 was primarily due to a portion of the distribution received from IMTT in June of 2012 being classified as a return of investment and the increase in capital expenditures primarily made by MIC Solar during the six months ended June 30, 2013. Capital expenditures also increased at Atlantic Aviation and Hawaii Gas during the six months ended June 30, 2013 compared with the six months ended June 30, 2012.

Financing Activities

The increase in consolidated cash used in financing activities for six months ended June 30, 2013 compared with the six months ended June 30, 2012 was primarily due to:

•	increased debt principal payments; and
•	increase in dividends paid to our shareholders; partially offset by
•	refinancing drawdown of new credit facility, net of debt issuance costs;
•	cash received from equity offering, net of offering costs; and
•	contribution from noncontrolling interest for MIC Solar.

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

	Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2013	2012
($ In Thousands)	$	$	$	%
Cash provided by operating activities	99,604	102,909	(3,305)	(3.2)
Cash used in investing activities	(90,652)	(60,018)	(30,634)	(51.0)
Cash used in financing activities	(10,200)	(84,339)	74,139	87.9

Operating Activities

Cash provided by operating activities at IMTT is generated primarily from storage rentals and ancillary services that are billed monthly, primarily in advance. Cash used in operating activities is mainly for payroll and benefits costs, maintenance and repair of fixed assets, utilities and professional services, interest payments and payments to tax jurisdictions.

Cash provided by operating activities decreased for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, primarily as a result of:

•	a tax payment in January of 2013 that was deferred from 2012 as a result of a postponement of time to pay, granted to tax payers by the IRS due to Hurricane Isaac;
•	costs associated with Hurricane Sandy for which insurance reimbursements have not yet been fully received; and
•	higher cash interest payments due to a higher drawn debt balance; partially offset by
•	improved operating results.

Investing Activities

Cash used in investing activities primarily relates to capital expenditures which were higher for the six months ended June 30, 2013 compared with the six months ended June 30, 2012. Total cash capital expenditures increased from $58.7 million for the six months ended June 30, 2012 to $90.5 million for the six months ended June 30, 2013, primarily due to the increase in maintenance capital expenditures. Total capital expenditures, on an accrual basis, increased from $51.7 million for the six months ended June 30, 2012 to $71.5 million for the six months ended June 30, 2013.

Liquidity and Capital Resources: IMTT – (continued)

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

Maintenance and Environmental Capital Expenditure

IMTT incurs maintenance capital expenditures to prolong the useful lives of existing revenue-producing assets and environmental capital expenditures to comply with regulatory requirements. Maintenance capital expenditures include the refurbishment of storage tanks, piping, dock facilities while environmental capital expenditures are principally in relation to improvements in containment measures and remediation.

During the six months ended June 30, 2013 and 2012, IMTT incurred $46.0 million and $15.5 million, respectively, on maintenance and environmental capital expenditures, of which $14.0 million in 2013 was associated with repairs to the Bayonne terminal as a result of damage from Hurricane Sandy. Some of this expenditure may be reimbursed from insurance, however, the business has chosen to make improvements to Bayonne while repairing the associated damage.

The balance of the increase is primarily related to the increased size of tanks currently out of service and undergoing planned cleaning and inspections, the upgrade of fire protection equipment, dock improvements in California required by state seismic regulations, and a number of projects that could not be completed in 2012 due to Hurricane Sandy.

For the full-year 2013, MIC currently believes IMTT will spend approximately $80.0 million to $85.0 million on maintenance capital expenditures. The increase over prior maintenance capital expenditure forecast of approximately $60.0 million is primarily the result of the difficulty in estimating the full costs to repair the damage from Hurricane Sandy. Other factors include: the expansion in scope of some maintenance projects already commenced; the commencement of new projects; and IMTT management’s decision to spend more than had previously been estimated on certain tanks that were being inspected or cleaned. MIC believes that maintenance capital expenditures in 2014 will return to the range of levels observed in 2010, 2011 and 2012 of $45.0 million, $57.3 million and $58.4 million, respectively, rather than remain at the currently elevated level. See Risk Factors in Part II, Item 1A.

Growth Capital Expenditure

IMTT incurred growth capital expenditures of $25.5 million and $36.2 million for the six months ended June 30, 2013 and 2012, respectively.

In the six months ended June 30, 2013, IMTT brought into service projects which are estimated to have a total cost of $14.2 million. Together with the $124.0 million of projects completed in 2012, the combined completed projects are expected to contribute $25.2 million of annualized gross profit and EBITDA as outlined in the table below. Notwithstanding that these assets have been placed in service, as at June 30, 2013, an additional $7.2 million is anticipated to be spent on these projects.

	Anticipated Incremental Gross Profit/EBITDA	Anticipated Cumulative Gross Profit/EBITDA
2012	$3.8 million	$3.8 million
2013	20.6 million	24.4 million
2014	0.8 million	25.2 million

Liquidity and Capital Resources: IMTT – (continued)

At June 30, 2013, IMTT had growth projects with an estimated total cost of $31.5 million underway, including $7.4 million of support infrastructure projects. The projects are expected to generate an additional $8.6 million of annualized gross profit and EBITDA as outlined in the table below. To date, $6.1 million has been spent on these projects.

	Anticipated Incremental Gross Profit/EBITDA	Anticipated Cumulative Gross Profit/EBITDA
2013	$2.6 million	$2.6 million
2014	6.0 million	8.6 million

The company is currently evaluating projects with estimated capital expenditures between $120.0 million and $240.0 million. Returns on these projects are anticipated to be in line with historical levels.

Support infrastructure is growth capital expenditure that does not directly generate incremental gross profit or EBITDA as it has no contractual revenue stream associated with it. However, it does facilitate the ongoing growth of IMTT. Examples of such projects include new docks and berths, new truck racks and other inter-modal transport facilities and new or improved pumps and piping.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2013 compared with cash used in financing activities for the six months ended June 30, 2012 reflects a lower level of distributions to shareholders partially offset by a lower level of net borrowings.

At June 30, 2013, the balance on IMTT’s total debt facilities was $945.4 million. This consisted of $336.3 million in letter of credit backed tax-exempt bonds, $181.4 million in bank owned tax-exempt bonds, $402.9 million in revolving credit facilities and $24.8 million in shareholder loans. The weighted average interest rate of the outstanding debt facilities, including any interest rate swaps and fees associated with outstanding letters of credit was 4.23%. Cash interest paid was $18.1 million and $16.7 million for the six months ended June 30, 2013 and 2012, respectively.

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

Subsequent to the financial close of the revolving credit facility, IMTT has added additional lenders to the syndicate and increased the capacity of the facility from $1,040.0 million to $1,270.0 million. The undrawn balance of the revolving credit facility as of June 30, 2013 was $523.8 million.

The financial covenant requirements under IMTT's revolving credit facility, and the calculation of these measures at June 30, 2013, were as follows:

•	Leverage Ratio < 5.00x (default threshold). The ratio at June 30, 2013 was 3.72x.
•	Interest Coverage Ratio > 3.00x (default threshold). The ratio at June 30, 2013 was 5.94x.

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

Liquidity and Capital Resources: Hawaii Gas

	Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2013	2012
($ In Thousands)	$	$	$	%
Cash provided by operating activities	19,063	16,085	2,978	18.5
Cash used in investing activities	(10,077)	(7,495)	(2,582)	(34.4)
Cash (used in) provided by financing activities	(103)	10,000	(10,103)	(101.0)

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

The increase in cash provided by operating activities for the six months ended June 30, 2013 compared with the six months ended June 30, 2012 was driven primarily by the timing of payments for feedstock to suppliers and accelerated customer collections, partially offset by higher feedstock and materials inventory at the end of the period.

Investing Activities

Cash used in investing activities is composed primarily of capital expenditures. Capital expenditures are funded by drawing on credit facilities as well as cash from operating activities.

The following table sets forth information about capital expenditures at Hawaii Gas ($ in thousands):

	Maintenance	Growth
Six months ended June 30, 2013, accrual basis	$3,421	$5,718
Change in accrued capital expenditure balance from December 31, 2012	480	426
Six months ended June 30, 2013, cash basis	$3,901	$6,144
Six months ended June 30, 2012, accrual basis	$3,185	$3,166
Change in accrued capital expenditure balance from December 31, 2011	797	407
Six months ended June 30, 2012, cash basis	$3,982	$3,573
2013 full year projected	$7.4 million	$10.8 million

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

Growth capital expenditures for the six months ended June 30, 2013 were higher compared with the six months ended June 30, 2012 driven mainly by propane storage expansion projects, meter and regulator purchases and LNG initiatives.

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

Liquidity and Capital Resources: Hawaii Gas – (continued)

Financing Activities

The main drivers of cash provided by financing activities are drawings on facilities for capital expenditures and working capital needs. At June 30, 2013, the balance on the business’ debt facilities consisted of $180.0 million in term loan and senior secured note borrowings. The change in cash (used in) provided by financing activities is due to the drawdown of the capital expenditure facility of $10.0 million during the six months ended June 30, 2012. During the first quarter of 2013, the business borrowed $20.0 million from its revolving credit facility for working capital requirements related to imports on foreign LPG cargos and to fund a portion of its capital expenditures. The full amount was repaid during the second quarter of 2013.

The operating company has issued $100.0 million of 10-year, non-amortizing senior secured notes. The notes bear interest at a fixed rate of 4.22%. The operating company has also entered into a $60.0 million, 5-year senior secured revolving credit facility that is currently undrawn. This facility bears interest at LIBOR + 1.50%. The holding company has entered into an $80.0 million, 5-year, non-amortizing senior secured term loan agreement. The interest rate floats at LIBOR + 2.25%. The floating rate has been fixed for 4 years at 0.64% using an interest rate swap, resulting in a fixed all in rate of 2.89%. The weighted average interest rate of the outstanding debt facilities, including the interest rate swap, was 3.62% at June 30, 2013. Cash interest paid was $3.4 million and $4.5 million for the six months ended June 30, 2013 and 2012, respectively.

The financial covenants precluding distributions under each of the business’ credit facilities discussed above are as follows:

•	12 month backward interest coverage ratio less than 3.0x; and
•	Leverage ratio (total indebtedness to capitalization ratio) for any fiscal quarter greater than 65.0%.

At June 30, 2013, the 12 month backward interest coverage ratio was 9.25x at the holding company and 16.44x at the operating company. The leverage ratio at June 30, 2013 was 60.48% at the holding company and 33.74% at the operating company.

Additionally, the HPUC requires the consolidated debt to total capital for the holding company to be less than 65% and that $20.0 million in cash resources be readily available at Hawaii Gas or MIC. At June 30, 2013, the debt to total capital ratio was 60.48% and $20.0 million in cash resources was readily available.

For a description of the material terms of Hawaii Gas’ credit facilities, see Note 10 “Long-Term Debt” in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

District Energy

The following analysis represents 100% of the cash flows of District Energy.

	Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2013	2012
($ In Thousands)	$	$	$	%
Cash provided by operating activities	3,739	4,826	(1,087)	(22.5)
Cash used in investing activities	(533)	(447)	(86)	(19.2)
Cash used in financing activities	(5,921)	(2,199)	(3,722)	(169.3)

Operating Activities

Cash provided by operating activities is driven primarily by customer receipts for services provided and leased equipment payments received (including non-revenue lease principal). Cash used in operating activities is driven by the timing of payments for electricity, vendor services or supplies and the payment of payroll and benefit costs. Cash provided by operating activities was lower as a result of lower operating results and unfavorable working capital movements for the six months ended June 30, 2013 compared with the six months ended June 30, 2012. The unfavorable movement for the six months ended June 30, 2013 resulted from the timing of customer payments received and the timing of equipment lease payments received.

Liquidity and Capital Resources: District Energy – (continued)

Cash from operating activities includes non-revenue lease principal, which is the principal portion of lease payments received from equipment leases with various customers. This is not included in EBITDA excluding non-cash items, as there is no impact on net income. Non-revenue lease principal was $2.1 million and $1.7 million for the six months ended June 30, 2013 and 2012, respectively.

Investing Activities

Cash used in investing activities mainly comprises capital expenditures, which are generally funded by drawing on available facilities and cash from operations. Cash used in investing activities for the six months ended June 30, 2013 and 2012 primarily funded system maintenance and growth capital expenditures for new customer connections.

The following table sets forth information about District Energy’s capital expenditures ($ in thousands):

	Maintenance	Growth
Six months ended June 30, 2013, accrual basis	$249	$—
Change in accrued capital expenditure balance from December 31, 2012	184	100
Six months ended June 30, 2013, cash basis	$433	$100
Six months ended June 30, 2012, accrual basis	$164	$433
Change in accrued capital expenditure balance from December 31, 2011	(5)	(145)
Six months ended June 30, 2012, cash basis	$159	$288
2013 full year projected	$1.0 million	$430,000

Maintenance Capital Expenditure

The business expects to spend approximately $1.0 million per year on capital expenditures relating to the replacement of parts, system reliability, customer service improvements and minor system modifications. Maintenance capital expenditures will be funded from available facilities and cash from operating activities. These expenditures were higher during the six months ended June 30, 2013 due to the timing of spend on ordinary course maintenance projects.

Growth Capital Expenditure

Growth capital expenditures were lower during the six months ended June 30, 2013 due to the timing of spend related to connecting new customers. New customers will typically reimburse the business for a substantial portion of expenditures related to connecting them to the business’ system, thereby reducing the impact of this element of capital expenditure.

Financing Activities

At June 30, 2013, the balance on the business’ debt facilities consisted of a $150.0 million term loan facility and a $9.1 million capital expenditure facility. The weighted average interest rate on the debt facilities, including the interest rate swaps and fees associated with outstanding letters of credit at June 30, 2013, was 5.98%. Cash interest paid was $4.8 million and $5.0 million for the six months ended June 30, 2013 and 2012, respectively.

The increase in cash used in financing activities was primarily due to the mandatory debt principal payments that commenced during the third quarter of 2012 and increased distributions paid to the noncontrolling interest shareholders.

In accordance with the terms of its loan agreement, District Energy will be applying 100% of its excess cash flow generated during the third quarter of 2012 and thereafter, to pay a portion of its debt facilities through the maturity of these facilities in September of 2014. These principal payments are applied to the capital expenditure facility first followed by the term loan facility. The business paid $5.2 million to its lenders during the six months ended June 30, 2013 and an additional $1.2 million during July of 2013.

Liquidity and Capital Resources: District Energy – (continued)

The financial covenants triggering distribution lock-up or default under the business’ credit facility are as follows:

•	Backward Interest Coverage Ratio < 1.5x (distribution lock-up) and <1.2x (default). The ratio at June 30, 2013 was 2.23x.
•	Leverage Ratio (funds from operations less interest expense to net debt) for the previous 12 months less than 6.0% (distribution lock-up) and 4.0% (default). The ratio at June 30, 2013 was 8.53%.

For a description of the material terms of District Energy’s credit facilities, see Note 10 “Long-Term Debt” in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Atlantic Aviation

	Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2013	2012
($ In Thousands)	$	$	$	%
Cash provided by operating activities	63,218	39,500	23,718	60.0
Cash used in investing activities	(10,721)	(6,870)	(3,851)	(56.1)
Cash used in financing activities(1)	(275,628)	(16,119)	(259,509)	NM

NM — Not meaningful

(1)	During the quarter ended June 30, 2013, we provided Atlantic Aviation with a capital contribution of $237.0 million to pay down the term loan debt. This contribution has been excluded from the above table as it is eliminated on consolidation.

Operating Activities

Cash provided by operating activities at Atlantic Aviation is generated from sales transactions primarily paid by credit cards. Some customers are provided extended payment terms and are billed accordingly. Cash used in operating activities is mainly for payments to vendors of fuel and professional services, as well as payroll costs and payments to tax jurisdictions.

Cash provided by operating activities increased during the six months ended June 30, 2013 compared with the six months ended June 30, 2012 primarily due to:

•	lower cash interest paid due to the expiration of interest rate swaps in October of 2012 and lower principal balance on the term loan debt; and
•	improved operating results.

Investing Activities

Cash used in investing activities relates primarily to cash used for acquisitions and capital expenditures. Cash provided by investing activities relates primarily to proceeds from the sale of FBOs. Cash used in investing activities increased during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to an increase in growth capital expenditures.

The following table sets forth information about capital expenditures at Atlantic Aviation ($ in thousands):

	Maintenance	Growth
Six months ended June 30, 2013, accrual basis	$4,901	$5,368
Change in accrued capital expenditure balance from December 31, 2012	368	107
Six months ended June 30, 2013, cash basis	$5,269	$5,475
Six months ended June 30, 2012, accrual basis	$5,112	$2,238
Change in accrued capital expenditure balance from December 31, 2011	113	(132)
Six months ended June 30, 2012, cash basis	$5,225	$2,106
2013 full year projected	$11.4 million	$18.4 million

Liquidity and Capital Resources: Atlantic Aviation – (continued)

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

Growth capital expenditures during the six months ended June 30, 2013 related primarily to upgrades of certain facilities that are designed to improve the capabilities and amenities of these facilities. Atlantic Aviation expects growth capital expenditures to increase in 2013 compared with 2012 primarily due to these upgrades.

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

Financing Activities

On May 31, 2013, Atlantic Aviation refinanced its term loan and capital expenditure debt facilities. The new credit agreement provides for a 7-year, $465.0 million senior secured, first lien term loan and a 5-year, $70.0 million senior secured, first lien revolving credit facility. The term loan was fully drawn at signing and the revolving credit facility was undrawn. Proceeds from the term loan were used to partially repay Atlantic Aviation’s existing debt facilities.

The credit agreement also provides for an uncommitted incremental facility that permits Atlantic Aviation, subject to certain conditions, to increase the term loan facility by up to $50.0 million plus an additional amount if certain senior secured leverage ratio amounts are maintained.

In conjunction with the refinancing, MIC contributed $237.0 million of equity to Atlantic Aviation to partially repay Atlantic Aviation’s existing debt facilities, as discussed further in Note 7 “Long-Term Debt” and Note 9 “Members’ Equity”. This contribution helped reduce Atlantic Aviation’s total leverage from 5.30x net debt to EBITDA at March 31, 2013 to 3.33x net debt to EBITDA at June 30, 2013.

At June 30, 2013, the balance on Atlantic Aviation’s debt facilities included $465.0 million drawn on the new term loan facility. The revolving credit facility remains undrawn as of June 30, 2013. The facilities bear interest at a rate of LIBOR plus a margin of 2.50% through the maturity of the term loan in May of 2020 and the maturity of the revolving credit facility in May of 2018.

On July 10, 2013 Atlantic Aviation entered into an interest rate swap where it will pay a fixed rate of 2.198% for one-month U.S. LIBOR on a notional amount of $465.0 million. The swap has an effective date of July 31, 2013 and will terminate on July 31, 2019. This agreement fixes Atlantic Aviation’s interest rate on $465.0 million of indebtedness at 4.698% for 6 years.

For the six months ending June 30, 2012, Atlantic Aviation had interest rate swaps that hedged 100% of the previous term loan debt by swapping three-month U.S. LIBOR for a fixed rate of 5.1925%. These swaps expired on October 16, 2012 which lowered the all-in rate on the previous term loan from 6.7925% to floating rate of LIBOR + 1.725% through its refinancing on May 31, 2013.

Atlantic Aviation also has stand-alone debt facilities used to fund construction of certain FBOs. At June 30, 2013, the balances on the stand-alone facilities totaled $5.5 million. The interest rates on these stand-alone facilities are fixed at 4.75%.

Liquidity and Capital Resources: Atlantic Aviation – (continued)

The current weighted average interest rate of all outstanding debt facilities, including the interest rate swaps, is 4.70%. Cash interest paid was $7.3 million and $25.1 million for the six months ended June 30, 2013 and 2012, respectively, excluding interest rate swap breakage fees incurred in 2012.

The increase in cash used in financing activities is primarily due to a larger payment on the principal balance of the term loan debt during the six months ended June 30, 2013 of $260.8 million, compared with $15.7 million for the six months ended June 30, 2012.

The financial covenant requirements under Atlantic Aviation’s credit facility, and the calculation of these measures at June 30, 2013, were as follows:

•	Leverage Ratio debt to adjusted EBITDA for the prior four fiscal quarters < 4.75x (default threshold). The ratio at June 30, 2013 was 3.33x.

For a description of the material terms of Atlantic Aviation’s credit facilities, see Note 7 “Long-Term Debt” in our consolidated condensed financial statements in Part I of this Form 10-Q for further discussion.

Commitments and Contingencies

As discussed in Atlantic Aviation “Liquidity and Capital Resources — Financing Activities,” in conjunction with the refinancing of the long term debt of Atlantic Aviation, MIC contributed $237.0 million of equity to the business. Atlantic Aviation used all of this cash to repay a portion of its outstanding debt. On May 31, 2013, Atlantic Aviation secured a new 7-year term loan of $465.0 million and refinanced the remainder of its long term debt. At June 30, 2013 Atlantic Aviation’s long term debt consisted of the fully drawn $465.0 million term loan. This compares with a combined $725.8 million drawn balance on a term loan and a capital expenditure facility at December 31, 2012.

The required amortization of principal on the new term loan facility is equal to 1% of the original principal amount per annum paid in equal quarterly installments with the balance payable at maturity. Under the terms of the prior credit facility, Atlantic Aviation was required to apply all excess cash flow to the repayment of the principal balance during the two years prior to the maturity of the facility. See Note 7, “Long-Term Debt”, to our consolidated condensed financial statements in Part I of this Form 10-Q for further discussion.

On July 10, 2013 Atlantic Aviation entered into an interest rate swap pursuant to which it will pay a fixed rate of 2.198% for one-month U.S. LIBOR on a notional amount of $465.0 million. The swap has an effective date of July 31, 2013 and will terminate on July 31, 2019. The swap agreement fixes Atlantic Aviation’s interest rate on the $465.0 million of indebtedness at 4.698% for 6 years. Subsequent to October 16, 2012, the date of the expiration of the prior interest rate swap, Atlantic Aviation had been paying interest at rate of LIBOR plus 1.725% on its prior credit facility. See Note 8, “Derivative Instruments and Hedging Activities”, to our consolidated condensed financial statements in Part I of this Form 10-Q for further discussion.

Except as noted above, at June 30, 2013, there had been no material changes in our commitments and contingencies compared with our commitments and contingencies at December 31, 2012, except for the mandatory payment we expect to make under the terms of cash sweep of District Energy’s credit facilities discussed above. See Note 7, “Long-Term Debt”, to our consolidated condensed financial statements in Part I of this Form 10-Q for further discussion.

At June 30, 2013, we did not have any material purchase obligations. For a discussion of our other future obligations, due by period, under the various contractual obligations, off-balance sheet arrangements and commitments, please see “Liquidity and Capital Resources — Commitments and Contingencies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on February 20, 2013.

At June 30, 2013, we did not have any material reserves for contingencies. We have other contingencies occurring in the normal course of business, including pending legal and administrative proceedings that are not reflected at this time as they are not ascertainable.

Our sources of cash to meet these obligations include:

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

Goodwill, Intangible Assets and Property, Plant and Equipment

Significant assets acquired in connection with our acquisition of businesses include contract rights, customer relationships, non-compete agreements, trademarks, property and equipment and goodwill.

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

Controls and Procedures

Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED BALANCE SHEETS
($ in Thousands, Except Share Data)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$106,768	$141,376
Restricted cash(1)	12,623	3,133
Accounts receivable, less allowance for doubtful accounts of $695 and $875, respectively	63,651	56,553
Inventories	23,623	20,617
Prepaid expenses	6,091	8,908
Deferred income taxes	6,447	6,803
Equipment lease receivables current	12,739	4,448
Other	9,942	12,072
Total current assets	241,884	253,910
Property, equipment, land and leasehold improvements, net	728,845	708,031
Equipment lease receivables non-current	18,335	28,177
Investment in unconsolidated business	89,109	75,205
Goodwill	513,939	514,640
Intangible assets, net	608,963	626,902
Deferred financing costs, net of accumulated amortization	22,549	7,845
Other	4,707	8,984
Total assets	$2,228,331	$2,223,694
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Due to manager-related party	$32,659	$50,253
Accounts payable	29,068	26,499
Accrued expenses	31,555	35,499
Current portion of long-term debt	22,404	106,580
Fair value of derivative instruments	7,401	7,450
Other	17,535	19,049
Total current liabilities	140,622	245,330
Long-term debt, net of current portion	876,475	1,052,584
Deferred income taxes	170,911	169,392
Fair value of derivative instruments	1,736	5,360
Other	52,981	53,463
Total liabilities	1,242,725	1,526,129
Commitments and contingencies	—	—
Members’ equity:
LLC interests, no par value; 500,000,000 authorized; 52,865,943 LLC interests issued and outstanding at June 30, 2013 and 47,453,943 LLC interests issued and outstanding at December 31, 2012	1,143,738	883,143
Additional paid in capital	21,447	21,447
Accumulated other comprehensive loss	(20,532)	(20,801)
Accumulated deficit	(223,738)	(228,761)
Total members’ equity	920,915	655,028
Noncontrolling interests	64,691	42,537
Total equity	985,606	697,565
Total liabilities and equity	$2,228,331	$2,223,694

(1)	Restricted cash current balance at June 30, 2013 represents the balance from MIC Solar.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
($ in Thousands, Except Share and Per Share Data)

	Quarter Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenue
Revenue from product sales	$167,181	$169,129	$341,296	$342,083
Revenue from product sales – utility	34,193	36,807	71,114	75,121
Service revenue	50,286	51,430	102,401	103,839
Financing and equipment lease income	907	1,150	1,962	2,329
Total revenue	252,567	258,516	516,773	523,372
Costs and expenses
Cost of product sales	109,155	115,720	226,148	235,101
Cost of product sales – utility	29,464	31,324	60,953	63,496
Cost of services	12,512	13,784	23,446	26,445
Selling, general and administrative	52,120	50,467	101,329	105,730
Fees to manager-related party	32,493	4,760	61,670	9,755
Depreciation	9,436	7,557	18,691	15,108
Amortization of intangibles	8,620	8,546	17,248	17,092
Loss from customer contract termination	1,626	—	1,626	—
Loss on disposal of assets	3	327	176	327
Total operating expenses	255,429	232,485	511,287	473,054
Operating (loss) income	(2,862)	26,031	5,486	50,318
Other income (expense)
Interest income	49	4	143	6
Interest expense(1)	(7,737)	(10,925)	(15,423)	(23,932)
Loss on extinguishment of debt	(2,472)	—	(2,472)	—
Equity in earnings and amortization charges of investee	11,289	6,805	21,751	16,306
Other (expense) income, net	(313)	48	(315)	(4)
Net (loss) income before income taxes	(2,046)	21,963	9,170	42,694
Benefit (provision) for income taxes(2)	1,090	(9,935)	(3,412)	(16,456)
Net (loss) income	$(956)	$12,028	$5,758	$26,238
Less: net (loss) income attributable to noncontrolling interests	(108)	890	735	1,008
Net (loss) income attributable to MIC LLC	$(848)	$11,138	$5,023	$25,230
Basic (loss) income per share attributable to MIC LLC interest holders	$(0.02)	$0.24	$0.10	$0.54
Weighted average number of shares outstanding: basic	50,889,021	46,532,402	49,245,969	46,444,280
Diluted (loss) income per share attributable to MIC LLC interest holders	$(0.02)	$0.24	$0.10	$0.54
Weighted average number of shares outstanding: diluted	50,889,021	46,553,858	49,263,383	46,466,575
Cash dividends declared per share	$0.875	$0.625	$1.5625	$0.825

(1)	Interest expense includes losses on derivative instruments of $487,000 and $1.5 million for the quarter and six months ended June 30, 2013, respectively, of which net losses of $423,000 and $821,000, respectively, was reclassified from accumulated other comprehensive income. For the quarter and six months ended June 30, 2012, interest expense includes losses on derivative instruments of $4.6 million and $10.9 million, respectively, of which net losses of $4.0 million and $8.4 million, respectively, was reclassified from accumulated other comprehensive income.
(2)	Includes $168,000 and $326,000 of benefit for income taxes from accumulated other comprehensive income reclassifications for the quarter and six months ended June 30, 2013, respectively. For the quarter and six months ended June 30, 2012, benefit for income taxes includes $1.7 million and $3.4 million from accumulated other comprehensive income reclassifications, respectively.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
($ in Thousands)

	Quarter Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net (loss) income	$(956)	$12,028	$5,758	$26,238
Other comprehensive income, net of taxes:
Reclassification of realized losses of derivatives(1)	266	2,506	516	5,182
Translation adjustment(2)	—	—	—	104
Other comprehensive income	266	2,506	516	5,286
Comprehensive (loss) income	$(690)	$14,534	$6,274	$31,524
Less: comprehensive income attributable to noncontrolling interests	19	1,100	982	1,431
Comprehensive (loss) income attributable to MIC LLC	$(709)	$13,434	$5,292	$30,093

(1)	Reclassification of realized losses of derivatives is composed of (i) pre-tax derivative losses into interest expense of $423,000 and $821,000, respectively, and the related tax benefit of $168,000 and $326,000, respectively, in the consolidated condensed statements of operations; and (ii) pre-tax derivative losses as an adjustment to investment in unconsolidated business of $17,000 and $32,000, respectively, and an adjustment to deferred taxes of $6,000 and $11,000, respectively, in the consolidated condensed balance sheet for the quarter and six months ended June 30, 2013, respectively. For the quarter and six months ended June 30, 2012, reclassification of realized losses of derivatives is composed of (i) pre-tax derivative losses into interest expense of $4.0 million and $8.4 million, respectively, and the related tax benefit of $1.7 million and $3.4 million, respectively, in the consolidated condensed statements of operations; and (ii) pre-tax derivative losses as an adjustment to investment in unconsolidated business of $91,000 and $174,000, respectively, and an adjustment to deferred taxes of $32,000 and $61,000, respectively, in the consolidated condensed balance sheet.
(2)	Translation adjustment is presented net of taxes of $56,000 for the six months ended June 30, 2012.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in Thousands)

	Six Months Ended
	June 30, 2013	June 30, 2012
Operating activities
Net income	$5,758	$26,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	22,092	18,459
Amortization of intangible assets	17,248	17,092
Loss on disposal of assets	106	47
Loss from customer contract termination	1,626	—
Equity in earnings and amortization charges of investee	(21,751)	(16,306)
Equity distributions from investee	7,879	70,931
Amortization of debt financing costs	1,897	1,943
Loss on extinguishment of debt	2,434	—
Adjustments to derivative instruments	(3,289)	(13,114)
Base management fees to be settled/settled in LLC interests	15,188	9,755
Performance fees to be settled/settled in LLC interests	46,482	—
Equipment lease receivable, net	2,074	1,710
Deferred rent	128	185
Deferred taxes	1,537	14,130
Other non-cash (income) expenses, net	(1,492)	1,532
Changes in other assets and liabilities:
Restricted cash	(9,490)	—
Accounts receivable	(6,865)	(8,656)
Inventories	(2,338)	1,734
Prepaid expenses and other current assets	4,081	1,486
Due to manager-related party	31	33
Accounts payable and accrued expenses	(2,960)	(472)
Income taxes payable	(845)	(66)
Other, net	(2,434)	(1,830)
Net cash provided by operating activities	77,097	124,831
Investing activities
Purchases of property and equipment	(38,450)	(15,333)
Proceeds from sale of assets	—	375
Return of investment in unconsolidated business	—	39,648
Other, net	(10)	146
Net cash (used in) provided by investing activities	(38,460)	24,836

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS – (continued)
(Unaudited)
($ in Thousands)

	Six Months Ended
	June 30, 2013	June 30, 2012
Financing activities
Proceeds from issuance of LLC interests	227,558	—
Proceeds from long-term debt	471,752	10,000
Offering and equity raise costs paid	(11,006)	—
Dividends paid to holders of LLC interests	(35,881)	(18,562)
Contributions received from noncontrolling interests	22,362	—
Distributions paid to noncontrolling interests	(1,189)	(2,133)
Payment of long-term debt	(732,037)	(15,845)
Debt financing costs paid	(18,906)	(66)
Change in restricted cash	5,009	—
Payment of notes and capital lease obligations	(907)	(273)
Net cash used in financing activities	(73,245)	(26,879)
Net change in cash and cash equivalents	(34,608)	122,788
Cash and cash equivalents, beginning of period	141,376	22,786
Cash and cash equivalents, end of period	$106,768	$145,574
Supplemental disclosures of cash flow information
Non-cash investing and financing activities:
Accrued equity offering costs	$11	$—
Accrued refinancing costs	$93	$—
Accrued purchases of property and equipment	$2,739	$2,064
Acquisition of equipment through capital leases	$1,135	$2,624
Issuance of LLC interests to manager for base management fees	$13,434	$9,217
Issuance of LLC interests to manager for performance fees	$65,862	$—
Issuance of LLC interests to independent directors	$640	$571
Taxes paid	$2,720	$2,613
Interest paid	$16,184	$34,972

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

The Company owns its businesses through its wholly-owned subsidiary, Macquarie Infrastructure Company Inc., or MIC Inc. The Company’s businesses operate predominantly in the United States and consist of the following:

•	International Matex Tank Terminals or “IMTT”: a 50% interest in a bulk liquid storage terminal business, which provides bulk liquid storage and handling services at ten marine terminals in the United States and two in Canada and is one of the largest participants in this industry in the U.S., based on storage capacity;
•	Hawaii Gas: a full-service gas energy company processing and distributing gas products and providing related services in Hawaii;
•	District Energy: a 50.01% controlling interest in a district energy business, which operates one of the largest district cooling systems in the U.S., serving various customers in Chicago, Illinois and Las Vegas, Nevada;
•	Atlantic Aviation: an airport services business providing products and services, including fuel and aircraft hangaring/parking, to owners and operators of general aviation aircraft at 62 airports in the U.S.; and
•	MIC Solar: interests in three contracted solar power generation facilities located in the southwest U.S. that will provide 43 megawatts of wholesale electricity to utilities and a U.S. Air Force base.

2. Basis of Presentation

The unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of consolidated condensed financial statements in conformity with GAAP requires estimates and assumptions. Management evaluates these estimates and assumptions on an ongoing basis. Actual results may differ from the estimates and assumptions used in the financial statements and notes. Operating results for the quarter and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

3. Income per Share

Following is a reconciliation of the basic and diluted number of shares used in computing income per share:

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average number of shares outstanding: basic	50,889,021	46,532,402	49,245,969	46,444,280
Dilutive effect of restricted stock unit grants	—	21,456	17,414	22,295
Weighted average number of shares outstanding: diluted	50,889,021	46,553,858	49,263,383	46,466,575

The effect of potentially dilutive shares for the six months ended June 30, 2013 is calculated assuming that the 12,910 restricted stock unit grants provided to the independent directors on May 20, 2013, which will vest during the second quarter of 2014, the 18,208 restricted stock unit grants provided to the independent directors on May 31, 2012, which vested during the second quarter of 2013, and the 895 restricted stock unit grants on February 21, 2013, which vested during the second quarter of 2013, had been fully converted to shares on those grant dates. The restricted stock unit grants were anti-dilutive for the quarter ended June 30, 2013 due to the Company’s net loss for the period.

The effect of potentially dilutive shares for the quarter and six months ended June 30, 2012 is calculated assuming that the 18,208 restricted stock unit grants provided to the independent directors on May 31, 2012, which vested during the second quarter of 2013, the 17,925 restricted stock unit grants on June 2, 2011, which vested during the second quarter of 2012, and the 5,209 restricted stock unit grants on August 12, 2011, which vested during the second quarter of 2012, had been fully converted to shares on those grant dates.

4. Acquisitions

MIC Solar Acquisitions

The Company invested in two utility-scale solar photovoltaic contracted power generation facilities in the fourth quarter of 2012, one in Tucson, Arizona (the “Tucson Project”) and one in Presidio, Texas (the “Presidio Project”). The facilities are capable of generating a combined approximately 30 megawatts (“MWac”) of electricity. These two combined investments, called “MIC Solar”, constitute a business segment that does not meet the threshold of a reportable segment in accordance with U.S. GAAP. Accordingly, the

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

4. Acquisitions  – (continued)

results of operations of MIC Solar are aggregated with Corporate and Other’s results for the quarter and six months ended June 30, 2013 in the accompanying disclosure of segment information.

The Tucson Project is governed by an LLC agreement pursuant to which MIC’s co-investor contributed $55.4 million and receives an amount of the project’s tax credits and losses disproportionate to its investment. MIC contributed $4.0 million and receives an amount of the project’s cash flows disproportionate to its investment. All major decisions involving the Tucson Project must be approved by both members. During June of 2013, the co-investor made a further investment of $1.7 million into the Tucson Project.

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

Net income (loss) generated by the Tucson Project and Presidio Project are allocated to the co-investor using the Hypothetical Liquidation at Book Value (“HLBV”) method. The HLBV method allocates net income (loss) based on the amount necessary to adjust the ending balance of the co-investor’s interest in these projects to an amount equal to the distribution proceeds that would be due to the co-investor in a hypothetical liquidation of these projects at the net book value of the underlying assets. As a result of the tax benefits that the co-investor receives from these projects at inception, the co-investor would receive distribution proceeds that are less than its initial investment in these projects under the HLBV method and MIC would receive distribution proceeds in excess of its initial investments, resulting in a gain to MIC that will be amortized over 20-25 year life of these projects. The Company’s allocated interest in the net income (loss) of the Tucson Project was insignificant for the year ended December 31, 2012 and the six months ended June 30, 2013, as well as the net income (loss) of the Presidio Project for the quarter ended June 30, 2013.

Acquisition of — Tucson, Arizona

On November 21, 2012, the Company completed the acquisition of the Tucson Project for a purchase price of $59.4 million. This acquisition was funded by a $4.0 million capital investment by the Company and $55.4 million capital contribution from a noncontrolling interest co-investor. At December 31, 2012, this facility was fully operational. During June of 2013, the co-investor made a further investment of $1.7 million into the Tucson Project.

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

Acquisition of — Presidio, Texas

On December 21, 2012, the Company completed the acquisition of the Presidio Project for a purchase price of $5.4 million, funded by a capital investment by the Company. In January of 2013, the Company entered into an LLC agreement with a noncontrolling interest co-investor who made a capital contribution of $2.0 million during the quarter ended March 31, 2013. During April of 2013, the co-investor made a further investment of $18.6 million, of which $3.4 million was returned to MIC as a return of capital, reducing MIC’s investment in the Presidio Project to $2.0 million.

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

In connection with the acquisition, the Company assumed $24.3 million in construction financing. This facility in Presidio commenced operations during June of 2013. Prior to operations, the fixed assets of this investment were classified as construction in progress on the consolidated condensed balance sheet. The construction loan was converted to term debt during July of 2013.

The acquisition has been accounted for as a business combination. Accordingly, the results of operations of the Presidio Project are included in the consolidated statement of operations since December 21, 2012. The fair value of the assets acquired and liabilities assumed at the date of acquisition was as follows ($ in thousands):

Restricted cash – current	$2,596
Total current assets	2,596
Property and equipment	25,837
Restricted cash – non-current	1,000
Deferred financing costs	263
Total assets acquired	$29,696
Current portion of long-term debt	$497
Total current liabilities	497
Long-term debt	23,807
Total liabilities assumed	$24,304
Net assets acquired	$5,392

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

5. Property, Equipment, Land and Leasehold Improvements

Property, equipment, land and leasehold improvements at June 30, 2013 and December 31, 2012 consist of the following ($ in thousands):

	June 30, 2013	December 31, 2012
Land	$4,618	$4,618
Easements	5,624	5,624
Buildings	25,132	24,993
Leasehold and land improvements	339,250	337,632
Machinery and equipment	558,678	503,499
Furniture and fixtures	10,620	10,215
Construction in progress	25,390	41,370
Property held for future use	1,975	1,768
	971,287	929,719
Less: accumulated depreciation	(242,442)	(221,688)
Property, equipment, land and leasehold improvements, net	$728,845	$708,031

As discussed in Note 4, “Acquisitions”, the Company acquired $141.4 million in machinery and equipment and construction in progress from the MIC Solar acquisitions during the fourth quarter of 2012.

6. Intangible Assets

Intangible assets at June 30, 2013 and December 31, 2012 consist of the following ($ in thousands):

	June 30, 2013	December 31, 2012
Contractual arrangements	$745,841	$745,841
Non-compete agreements	9,575	9,575
Customer relationships	79,445	79,445
Leasehold rights	2,121	3,330
Trade names	15,671	15,671
Technology	460	460
	853,113	854,322
Less: accumulated amortization	(244,150)	(227,420)
Intangible assets, net	$608,963	$626,902

The goodwill balance as of June 30, 2013 is comprised of the following ($ in thousands):

Goodwill acquired in business combinations, net of disposals	$637,139
Less: accumulated impairment charges	(123,200)
Balance at June 30, 2013	$513,939

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

6. Intangible Assets  – (continued)

The Company tests for goodwill impairment at the reporting unit level on an annual basis on October 1st of each year and between annual tests if a triggering event indicates impairment. There were no triggering events indicating impairment for the six months ended June 30, 2013.

7. Long-Term Debt

At June 30, 2013 and December 31, 2012, the Company’s consolidated long-term debt comprised the following ($ in thousands):

	June 30, 2013	December 31, 2012
Hawaii Gas	$180,000	$180,000
District Energy	159,148	164,382
Atlantic Aviation	470,486	731,549
MIC Solar	89,245	83,233
Total	898,879	1,159,164
Less: current portion	(22,404)	(106,580)
Long-term portion	$876,475	$1,052,584

On May 31, 2013, Atlantic Aviation FBO Inc. (“AA FBO”) and Atlantic Aviation FBO Holdings LLC (“Holdings”), the direct parent of AA FBO, entered into a credit agreement (the “AA Credit Agreement”), that provides the business with a seven-year, $465.0 million senior secured first lien term loan facility and a five-year, $70.0 million senior secured first lien revolving credit facility. Proceeds of the term loan facility, together with proceeds from the equity offering discussed in Note 9 “Members’ Equity” and cash on hand were used to repay all of the amounts outstanding under Atlantic Aviation’s existing credit agreement dated September 27, 2007.

The AA Credit Agreement provides for an uncommitted incremental facility that permits Atlantic Aviation, subject to certain conditions, to increase the term loan facility by up to $50.0 million plus an additional amount if certain senior secured leverage ratio requirements are maintained.

Material terms of the facilities are as follows:

	Term Financing	Revolving Credit Facility
Borrower	AA FBO	AA FBO
Facilities	$465.0 million senior secured first lien term loan facility.	$70.0 million senior secured first lien revolving credit facility.
Interest rate and fees	• LIBOR plus 2.50% or Alternate Base Rate (“ABR”) plus 1.50%. ABR is the highest of (i) the prime rate, (ii) the federal funds rate plus 0.5% and (iii) one-month LIBOR plus 1.0%.	• LIBOR plus 2.50% or ABR plus 1.50% Commitment fee: 0.50% on the undrawn portion.
• Subject to a minimum LIBOR of 0.75% and a minimum ABR of 1.75%.
Maturity	May 31, 2020.	May 31, 2018.
Amortization	1.0% of the original principal amount per annum paid in equal quarterly installments with the balance payable at maturity.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7. Long-Term Debt  – (continued)

	Term Financing	Revolving Credit Facility
Mandatory prepayment	• With 0% excess cash flow, with a step up to 50% if Total Leverage Ratio (ratio of funded debt net of unrestricted cash and cash equivalents to combined EBITDA) equals or exceeds 4.25 to 1.00.
• With net proceeds from the sale of assets in excess of $5,000,000 that are not reinvested.
• With net proceeds of debt issuances by Holdings, AA FBO and its restricted subsidiaries (other than certain permitted debt).
Optional repayment	Prepayment without premium or penalty, subject to a prepayment fee of 1% in the event of a repricing event within 12 months after closing date.	Prepayment without premium or penalty.
Distribution covenant	Distributions permitted if no event of default and if Total Leverage Ratio, pro forma for such distributions, is less than (x) 4.50 to 1.00 for two years after closing date and (y) 4.25 to 1.00 thereafter.	Distributions permitted if no event of default and if Total Leverage Ratio, pro forma for such distributions, is less than (x) 4.50 to 1.00 for two years after closing date and (y) 4.25 to 1.00 thereafter.
Additional negative covenants	Limitations on, among other things, incurrence of debt, liens, fundamental changes, asset sales, investments, affiliate transactions and sale and leasebacks, in each case subject to certain exceptions.	Limitations on, among other things, incurrence of debt, liens, fundamental changes, asset sales, investments, affiliate transactions and sale and leasebacks, in each case subject to certain exceptions.
Events of default	Failure to pay interest, principal or fees, failure to comply with covenants, change in control, breach of representations and warranties, insolvency events, ERISA events, judgments, cross default and cross acceleration to material debt, invalidity of loan documents, guarantees or material security interests.	Failure to pay interest, principal or fees, failure to comply with covenants, change in control, breach of representations and warranties, insolvency events, ERISA events, judgments, cross default and cross acceleration to material debt, invalidity of loan documents, guarantees or material security interests.
Financial covenants	Maintenance of a maximum Total Leverage Ratio of (x) 4.75 to 1.00 for two years after closing and (y) 4.50 to 1.00 thereafter.	Maintenance of a maximum Total Leverage Ratio of (x) 4.75 to 1.00 for two years after closing and (y) 4.50 to 1.00 thereafter.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7. Long-Term Debt  – (continued)

	Term Financing	Revolving Credit Facility
Guarantees	Guaranteed jointly and severally on a senior secured first lien basis by Holdings and certain subsidiaries of AA FBO.	Guaranteed jointly and severally on a senior secured first lien basis by Holdings and certain subsidiaries of AA FBO.
Collateral	First priority security interest in (x) the equity securities of AA FBO and certain of its subsidiaries and (y) the personal and material real property of Holdings,
AA FBO and certain of its subsidiaries (in each case subject to certain exceptions).	First priority security interest in
(x) the equity securities of AA FBO and certain of its subsidiaries and (y) the personal and material real property of Holdings, AA FBO and certain of its subsidiaries (in each case subject to certain exceptions).

Atlantic Aviation also has stand-alone debt facilities used to fund construction at its FBOs. At June 30, 2013, the balances on the stand-alone facilities were $5.5 million. The Company has classified $533,000 relating to the stand-alone debt facilities in the current portion of long-term debt in the consolidated condensed balance sheet at June 30, 2013.

The Company classified $13.5 million relating to District Energy’s debt in the current portion of long-term debt in the consolidated condensed balance sheet at June 30, 2013, as it expects to pay this amount within one year. Under the terms of District Energy’s credit facility, the business must apply all excess cash flow from the business to pay additional debt starting with the quarter ended September 30, 2012 and thereafter, to pay its debt facilities through maturity in September of 2014. During the six months ended June 30, 2013 and in July of 2013, District Energy paid $5.2 million and $1.2 million, respectively, to its lenders.

As discussed in Note 4, “Acquisitions”, the Company acquired two solar businesses during the fourth quarter of 2012. In connection with these acquisitions, the Company assumed $83.2 million in term loan and construction loan debt. The portion that related to the project at Tucson, Arizona, upon substantial completion in December of 2012, was converted to a term loan. At June 30, 2013, $58.9 million was outstanding, of which $2.9 million was recorded as current portion of long-term debt. At June 30, 2013, the portion that related to the project at Presidio Texas, was a construction loan that was converted to a term loan in July of 2013. At June 30, 2013, $30.3 million was outstanding on the construction loan, of which $781,000 was recorded as current portion of long-term debt.

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

At June 30, 2013, the Company had $898.9 million of current and long-term debt, $695.0 million of which was economically hedged with either an interest rate swap or an interest rate cap and $203.9 million of which was unhedged.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

8. Derivative Instruments and Hedging Activities  – (continued)

Effective February 25, 2009 for Atlantic Aviation and effective April 1, 2009 for the Company’s other businesses, the Company elected to discontinue hedge accounting. In prior periods, when the Company applied hedge accounting, changes in the fair value of derivatives that effectively offset the variability of cash flows on the Company’s debt interest obligations were recorded in other comprehensive income or loss. From the dates that hedge accounting was discontinued, all movements in the fair value of the interest rate swaps are recorded directly through earnings. As interest payments are made, a portion of the other comprehensive loss recorded under hedge accounting is also reclassified into earnings. The Company will reclassify into earnings $1.5 million of net derivative losses, included in accumulated other comprehensive loss as of June 30, 2013, over the remaining life of the existing interest rate swaps, of which approximately $1.1 million will be reclassified over the next 12 months.

Excess cash flow generated at District Energy must be applied toward the principal balance of the term loan during the last two years before maturity. District Energy will record additional reclassifications from accumulated other comprehensive loss to interest expense when the business pays down its debt more quickly than anticipated.

As discussed in Note 7, “Long-Term Debt”, Atlantic Aviation entered into a seven-year, $465.0 million senior secured first lien term loan facility credit agreement on May 31, 2013. The interest rate on this term loan facility floats at LIBOR plus 2.50%. At June 30, 2013, the term loan had an interest rate cap for $550.0 million notional and will effectively cap LIBOR for this facility at 2.25%.

Effective July 31, 2013, Atlantic Aviation entered into an interest rate swap for $465.0 million notional that expires on July 31, 2019. This interest rate swap effectively fixes the interest rate on term loan at 4.698%.

The Company measures derivative instruments at fair value using the income approach which discounts the future net cash settlements expected under the derivative contracts to a present value. These valuations utilize primarily observable (“level 2”) inputs, including contractual terms, interest rates and yield curves observable at commonly quoted intervals.

The Company’s fair value measurements of its derivative instruments and the related location of the liabilities associated with the hedging instruments within the consolidated condensed balance sheets at June 30, 2013 and December 31, 2012 were as follows ($ in thousands):

	Assets (Liabilities) at Fair Value(1)
	Interest Rate Contracts Not Designated as Hedging Instruments
Balance Sheet Location	June 30, 2013	December 31, 2012
Fair value of derivative instruments – current assets(2)	$1	$—
Fair value of derivative instruments – non-current assets(2)	40	95
Fair value of derivative instruments – non-current assets(3)	491	—
Total interest rate derivative contracts – assets(2)(3)	$532	$95
Fair value of derivative instruments – current liabilities(3)	$(7,401)	$(7,450)
Fair value of derivative instruments – non-current liabilities(3)	(1,736)	(5,360)
Total interest rate derivative contracts – liabilities(3)	$(9,137)	$(12,810)

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

8. Derivative Instruments and Hedging Activities  – (continued)

(1)	Fair value measurements at reporting date were made using significant other observable inputs (“level 2”).
(2)	Derivative contracts represent interest rate caps.
(3)	Derivative contracts represent interest rate swaps.

The Company’s hedging activities for the quarter and six months ended June 30, 2013 and 2012 and the related location within the consolidated condensed statements of operations were as follows ($ in thousands):

	Derivatives Not Designated as Hedging Instruments
	Amount of Loss Recognized in Interest Expense for the Quarter Ended June 30,		Amount of Loss Recognized in Interest Expense for the Six Months Ended June 30,
Financial Statement Account	2013(1)	2012(2)	2013(1)	2012(2)
Interest expense – Interest rate cap	$(27)	$—	$(53)	$—
Interest expense – Interest rate swaps	(460)	(4,634)	(1,494)	(10,884)
Total	$(487)	$(4,634)	$(1,547)	$(10,884)

(1)	Net loss recognized in interest expense for the interest rate swap contracts for the quarter and six months ended June 30, 2013 includes $37,000 and $673,000, respectively, of unrealized derivative losses and $423,000 and $821,000, respectively, of derivative losses reclassified from accumulated other comprehensive loss. Net loss recognized in interest expense for the quarter and six months ended June 30, 2013 also includes $27,000 and $53,000, respectively, of unrealized derivative losses from an interest rate cap contract.
(2)	Net loss recognized in interest expense for the interest rate swap contracts for the quarter and six months ended June 30, 2012 includes $4.0 million and $8.4 million, respectively, of derivative losses reclassified from accumulated other comprehensive loss and $559,000 and $2.4 million, respectively, of unrealized derivative losses.

All of the Company’s derivative instruments are collateralized by all of the assets of the respective businesses.

9. Members’ Equity

LLC Interests

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

Equity Offering

On May 8, 2013, the Company completed an underwritten public offering and sale of 3,756,500 LLC interests pursuant to its shelf registration statement. On May 16, 2013, the Company sold an additional

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Members’ Equity  – (continued)

133,375 LLC interests in this offering pursuant to the exercise of the underwriters’ over-allotment option. The Manager, as selling stockholder, sold 3,182,625 LLC interests as part of this offering.

The proceeds from the offering were $217.8 million and $178.2 million, respectively, to the Company and to the Manager, net of underwriting fees and expenses. The Company used the proceeds of the offering to partially repay the existing term loan at Atlantic Aviation as discussed in Note 7, “Long-Term Debt”.

Accumulated Other Comprehensive Loss

The following represents the changes and balances to the components of accumulated other comprehensive loss for the six months ended June 30, 2013 and 2012.

	Cash Flow Hedges, net of taxes(1)	Post-Retirement Benefit Plans, net of taxes	Translation Adjustment, net of taxes(2)	Total Accumulated Other Comprehensive Loss, net of taxes	Noncontrolling Interests	Total Members' Accumulated Other Comprehensive Loss, net of taxes
Balance at December 31, 2011	$(10,337)	$(18,911)	$410	$(28,838)	$1,426	$(27,412)
Reclassification of realized losses of derivatives into earnings	5,182	—	—	5,182	(423)	4,759
Translation adjustment	—	—	104	104	—	104
Balance at June 30, 2012	$(5,155)	$(18,911)	$514	$(23,552)	$1,003	$(22,549)
Balance at December 31, 2012	$(1,538)	$(20,466)	$514	$(21,490)	$689	$(20,801)
Reclassification of realized losses of derivatives into earnings	516	—	—	516	(247)	269
Balance at June 30, 2013	$(1,022)	$(20,466)	$514	$(20,974)	$442	$(20,532)

(1)	Reclassification of realized losses of derivatives is composed of (i) pre-tax derivative losses into interest expense of $423,000 and $821,000, respectively, and the related tax benefit of $168,000 and $326,000, respectively, in the consolidated condensed statements of operations; and (ii) pre-tax derivative losses as an adjustment to investment in unconsolidated business of $17,000 and $32,000, respectively, and an adjustment to deferred taxes of $6,000 and $11,000, respectively, in the consolidated condensed balance sheet for the quarter and six months ended June 30, 2013, respectively. For the quarter and six months ended June 30, 2012, reclassification of realized losses of derivatives is composed of (i) pre-tax derivative losses into interest expense of $4.0 million and $8.4 million, respectively, and the related tax benefit of $1.7 million and $3.4 million, respectively, in the consolidated condensed statements of operations; and (ii) pre-tax derivative losses as an adjustment to investment in unconsolidated business of $91,000 and $174,000, respectively, and an adjustment to deferred taxes of $32,000 and $61,000, respectively, in the consolidated condensed balance sheet.
(2)	Translation adjustment is presented net of taxes of $56,000 for the six months ended June 30, 2012.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments

The Company’s businesses consist of three reportable segments: Hawaii Gas, District Energy and Atlantic Aviation. The Company also has a 50% investment in IMTT, which is accounted for using the equity method. Financial information for IMTT’s business as a whole is presented below ($ in thousands):

	As of, and for the Quarter Ended June 30,		As of, and for the Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$125,821	$113,763	$257,306	$231,767
Net income	$24,984	$16,016	$48,314	$37,425
Interest expense, net	1,117	11,790	7,723	18,381
Provision for income taxes	16,592	11,869	33,713	26,236
Depreciation and amortization	18,636	17,117	37,058	34,024
Casualty losses, net	6,500	—	6,500	—
Other non-cash expense	101	90	176	278
EBITDA excluding non-cash items(1)	$67,930	$56,882	$133,484	$116,344
Capital expenditures paid	$39,724	$21,616	$90,498	$58,686
Property, equipment, land and leasehold improvements, net	1,238,696	1,133,272	1,238,696	1,133,272
Total assets balance	1,355,152	1,230,029	1,355,152	1,230,029

(1)	EBITDA consists of earnings before interest, taxes, depreciation and amortization. Non-cash items that are excluded consist of impairments, derivative gains and losses and all other non-cash income and expense items.

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

The Atlantic Aviation business segment derives the majority of its revenues from fuel sales and from other airport services, including de-icing, aircraft hangarage and other aviation services. All of the revenue of Atlantic Aviation is generated at airports in the U.S., of which there were 62 at June 30, 2013.

Selected information by segment is presented in the following tables. The tables do not include financial data for the Company’s equity investment in IMTT.

Revenue from external customers for the Company’s consolidated reportable segments was as follows ($ in thousands):

	Quarter Ended June 30, 2013
	Hawaii Gas	District Energy	Atlantic Aviation	Total Reportable Segments
Revenue from Product Sales
Product sales(1)	$28,420	$—	$135,929	$164,349
Product sales – utility	34,193	—	—	34,193
	62,613	—	135,929	198,542
Service Revenue
Other services	—	749	38,573	39,322
Cooling capacity revenue	—	5,757	—	5,757
Cooling consumption revenue	—	5,207	—	5,207
	—	11,713	38,573	50,286
Financing and Lease Income
Financing and equipment lease	—	907	—	907
	—	907	—	907
Total Revenue	$62,613	$12,620	$174,502	$249,735

(1)	Product sales excludes revenue from MIC Solar of $2.8 million.

	Quarter Ended June 30, 2012
	Hawaii Gas	District Energy	Atlantic Aviation	Total Reportable Segments
Revenue from Product Sales
Product sales	$29,748	$—	$139,381	$169,129
Product sales – utility	36,807	—	—	36,807
	66,555	—	139,381	205,936
Service Revenue
Other services	—	682	38,291	38,973
Cooling capacity revenue	—	5,567	—	5,567
Cooling consumption revenue	—	6,890		6,890
	—	13,139	38,291	51,430
Financing and Lease Income
Financing and equipment lease	—	1,150	—	1,150
	—	1,150	—	1,150
Total Revenue	$66,555	$14,289	$177,672	$258,516

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

	Six Months Ended June 30, 2013
	Hawaii Gas	District Energy	Atlantic Aviation	Total Reportable Segments
Revenue from Product Sales
Product sales(1)	$60,505	$—	$276,273	$336,778
Product sales – utility	71,114	—	—	71,114
	131,619	—	276,273	407,892
Service Revenue
Other services	—	1,447	82,369	83,816
Cooling capacity revenue	—	11,417	—	11,417
Cooling consumption revenue	—	7,168	—	7,168
	—	20,032	82,369	102,401
Financing and Lease Income
Financing and equipment lease	—	1,962	—	1,962
	—	1,962	—	1,962
Total Revenue	$131,619	$21,994	$358,642	$512,255

(1)	Product sales excludes revenue from MIC Solar of $4.5 million.

	Six Months Ended June 30, 2012
	Hawaii Gas	District Energy	Atlantic Aviation	Total Reportable Segments
Revenue from Product Sales
Product sales	$61,377	$—	$280,706	$342,083
Product sales – utility	75,121	—	—	75,121
	136,498	—	280,706	417,204
Service Revenue
Other services	—	1,321	81,093	82,414
Cooling capacity revenue	—	11,062	—	11,062
Cooling consumption revenue	—	10,363	—	10,363
	—	22,746	81,093	103,839
Financing and Lease Income
Financing and equipment lease	—	2,329	—	2,329
	—	2,329	—	2,329
Total Revenue	$136,498	$25,075	$361,799	$523,372

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

	Quarter Ended June 30, 2013
	Hawaii Gas	District Energy	Atlantic Aviation	Total Reportable Segments
Net income (loss)	$4,662	$(2)	$8,432	$13,092
Interest expense, net	1,238	1,233	4,626	7,097
Provision (benefit) for income taxes	2,995	(1)	5,426	8,420
Depreciation(1)	1,878	1,703	5,997	9,578
Amortization of intangibles	312	331	7,977	8,620
Loss on extinguishment of debt	—	—	2,434	2,434
Loss from customer contract termination	—	1,626	—	1,626
Other non-cash expense (income)	326	197	(47)	476
EBITDA excluding non-cash items	$11,411	$5,087	$34,845	$51,343

(1)	Depreciation excludes depreciation from MIC Solar of $1.6 million.

	Quarter Ended June 30, 2012
	Hawaii Gas	District Energy	Atlantic Aviation	Total Reportable Segments
Net income	$6,124	$886	$5,660	$12,670
Interest expense, net	1,516	2,127	7,282	10,925
Provision for income taxes	3,913	621	4,574	9,108
Depreciation	1,697	1,677	5,860	9,234
Amortization of intangibles	205	341	8,000	8,546
Loss on disposal of assets	—	—	47	47
Other non-cash expense (income)	995	240	(88)	1,147
EBITDA excluding non-cash items	$14,450	$5,892	$31,335	$51,677

	Six Months Ended June 30, 2013
	Hawaii Gas	District Energy	Atlantic Aviation	Total Reportable Segments
Net income	$11,369	$305	$19,044	$30,718
Interest expense, net	2,943	2,518	8,725	14,186
Provision for income taxes	7,478	213	12,824	20,515
Depreciation(1)	3,724	3,401	11,889	19,014
Amortization of intangibles	624	668	15,956	17,248
Loss on extinguishment of debt	—	—	2,434	2,434
Loss on disposal of assets	—	—	106	106
Loss from customer contract termination	—	1,626	—	1,626
Other non-cash expense (income)	988	208	(115)	1,081
EBITDA excluding non-cash items	$27,126	$8,939	$70,863	$106,928

(1)	Depreciation excludes depreciation from MIC Solar of $3.1 million.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

	Six Months Ended June 30, 2012
	Hawaii Gas	District Energy	Atlantic Aviation	Total Reportable Segments
Net income	$11,866	$872	$12,642	$25,380
Interest expense, net	3,407	4,456	16,067	23,930
Provision for income taxes	7,712	611	9,284	17,607
Depreciation	3,432	3,351	11,676	18,459
Amortization of intangibles	411	682	15,999	17,092
Loss on disposal of assets	—	—	47	47
Other non-cash expense (income)	1,802	269	(229)	1,842
EBITDA excluding non-cash items	$28,630	$10,241	$65,486	$104,357

Reconciliation of total reportable segments’ EBITDA excluding non-cash items to consolidated net (loss) income before income taxes are as follows ($ in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total reportable segments EBITDA excluding non-cash items	$51,343	$51,677	$106,928	$104,357
Interest income	49	4	143	6
Interest expense	(7,737)	(10,925)	(15,423)	(23,932)
Depreciation(1)	(9,578)	(9,234)	(19,014)	(18,459)
Amortization of intangibles	(8,620)	(8,546)	(17,248)	(17,092)
Loss on extinguishment of debt	(2,434)	—	(2,434)	—
Loss on disposal of assets	—	(47)	(106)	(47)
Loss from customer contract termination	(1,626)	—	(1,626)	—
Net operating expense – corporate and other	(1,628)	(2,045)	(1,078)	(7,216)
Fees to manager	(32,493)	(4,760)	(61,670)	(9,755)
Equity in earnings and amortization charges of investee	11,289	6,805	21,751	16,306
Other expense, net	(611)	(966)	(1,053)	(1,474)
Total consolidated net (loss) income before income taxes	$(2,046)	$21,963	$9,170	$42,694

(1)	Depreciation includes depreciation expense for District Energy, which is reported in cost of services in the consolidated condensed statement of operations. Depreciation expense excludes depreciation expense from MIC Solar of $1.6 million and $3.1 million for the quarter and six months ended June 30, 2013, respectively.

Capital expenditures for the Company’s reportable segments were as follows ($ in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2013(1)	2012	2013(1)	2012
Hawaii Gas	$6,582	$3,333	$10,045	$7,555
District Energy	175	213	533	447
Atlantic Aviation	7,070	4,718	10,744	7,331
Total	$13,827	$8,264	$21,322	$15,333

(1)	Excludes capital expenditures of $9.8 million and $17.1 million from MIC Solar for the quarter and six months ended June 30, 2013, respectively.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

Property, equipment, land and leasehold improvements, goodwill and total assets for the Company’s reportable segments as of June 30th were as follows ($ in thousands):

	Property, Equipment, Land and Leasehold Improvements		Goodwill		Total Assets
	2013(1)	2012	2013	2012	2013	2012
Hawaii Gas	$175,880	$161,913	$120,193	$120,193	$384,823	$377,187
District Energy	133,275	138,975	17,946	18,646	198,927	215,583
Atlantic Aviation	257,318	258,537	375,800	377,336	1,318,700	1,358,155
Total	$566,473	$559,425	$513,939	$516,175	$1,902,450	$1,950,925

(1)	Excludes property and equipment to MIC Solar of $162.4 million.

Reconciliation of reportable segments’ total assets to consolidated total assets ($ in thousands):

	As of June 30,
	2013(1)	2012
Total assets of reportable segments	$1,902,450	$1,950,925
Investment in IMTT	89,109	136,463
Corporate and other(1)	236,772	92,879
Total consolidated assets	$2,228,331	$2,180,267

(1)	Includes total assets related to MIC Solar of $181.6 million.

11. Related Party Transactions

Management Services Agreement with Macquarie Infrastructure Management (USA) Inc. (the Manager)

At June 30, 2013 and December 31, 2012, the Manager held 3,136,471 LLC interests and 5,480,929 LLC interests, respectively, of the Company. Pursuant to the terms of the management services agreement, or Management Agreement, the Manager may sell these LLC interest at any time. As discussed in Note 9, “Members’ Equity”, as part of the Company’s equity offering completed in May of 2013, the Manager sold 3,182,625 of its LLC interests and received proceeds of $178.2 million, net of underwriting fees and expenses. Under the Management Agreement, the Manager, at its option, may reinvest performance fees and base management fees in LLC interests of the Company.

Since January 1, 2012, the Company paid the Manager cash dividends on LLC interests held for the following periods:

Declared	Period Covered	$ per LLC Interest	Record Date	Payable Date	Amount Paid to Manager (in thousands)
July 29, 2013	Second quarter 2013	$0.875	August 12, 2013	August 15, 2013	$(1)
April 26, 2013	First quarter 2013	$0.6875	May 13, 2013	May 16, 2013	$1,872
December 12, 2012	Fourth quarter 2012	$0.6875	December 24, 2012	December 28, 2012	$3,768
October 29, 2012	Third quarter 2012	$0.6875	November 12, 2012	November 15, 2012	$3,290
July 30, 2012	Second quarter 2012	$0.625	August 13, 2012	August 16, 2012	$2,920
April 30, 2012	First quarter 2012	$0.20	May 14, 2012	May 17, 2012	$905
February 01, 2012	Fourth quarter 2011	$0.20	March 05, 2012	March 08, 2012	$878

(1)	The amount of dividend payable to the Manager for the second quarter of 2013 will be determined on August 12, 2013, the record date.

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

In accordance with the Management Agreement, the Manager is entitled to a quarterly base management fee based primarily on the Company’s market capitalization, and potentially a performance fee, based on the performance of the Company’s stock relative to the applicable utilities index. For the quarter and six months ended June 30, 2013, the Company incurred base management fees of $8.1 million and $15.2 million, respectively, and performance fees of $24.5 million and $46.5 million, respectively, payable to the Manager. The Manager elected to reinvest the base management and performance fees in additional LLC interests. For the quarter and six months ended June 30, 2012, the Company incurred base management fees of $4.8 million and $9.8 million, respectively, payable to the Manager. The Manager did not earn a performance fee for the quarter and six months ended June 30, 2012.

The unpaid portion of the base management fees and performance fees at the end of each reporting period is included in due to manager-related party in the consolidated condensed balance sheets. The following table shows the Manager’s election to reinvest its quarterly base management fees and performance fees, if any, in additional LLC interests:

Period	Base Management Fee Amount ($ in thousands)	Performance Fee Amount ($ in thousands)	LLC Interests Issued	Issue Date
2013 Activities:
Second quarter 2013	$8,053	$24,440	(1)	(1)
First quarter 2013	7,135	22,042	522,638	June 05, 2013
2012 Activities:
Fourth quarter 2012	$6,299	$43,820	980,384	March 20, 2013
Third quarter 2012	5,844	23,509	695,068	December 05, 2012
Second quarter 2012	4,760	—	113,847	August 30, 2012
First quarter 2012	4,995	—	147,682	May 31, 2012

(1)	LLC interests for the second quarter of 2013 base management and performance fee will be issued to the Manager during the third quarter of 2013.

The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its base management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries and investments, income taxes, audit and legal fees, acquisitions and dispositions and its compliance with applicable laws and regulations. During the quarter and six months ended June 30, 2013, the Manager charged the Company $165,000 and $289,000, respectively, for reimbursement of out-of-pocket expenses compared with $111,000 and $200,000, for the quarter and six months ended June 30, 2012, respectively. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in due to manager-related party in the consolidated condensed balance sheets.

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

During the six months ended June 30, 2013, the Company worked with MCUSA in connection with the refinancing of the long-term debt facilities of Atlantic Aviation. Atlantic Aviation closed the refinancing on May 31, 2013. Atlantic Aviation paid $4.0 million to MCUSA for such services, of which $12,000 related to out-of-pocket expenses.

As discussed in Note 9, “Members’ Equity”, the Company completed an underwritten public offering and sale of LLC interests in May 2013. MCUSA served as a joint book-running manager and an underwriter in this offering and received $2.4 million from the Company for such services.

During the fourth quarter of 2012, MIC engaged MCUSA in connection with its ongoing initiative to bring Liquefied Natural Gas to the state of Hawaii. During the quarter and six months ended June 30, 2013, the business incurred $50,000 and $132,000, respectively, of which $7,000 related to out-of-pocket expenses incurred in the first quarter of 2013, in fees to MCUSA for such services.

During the quarter ended June 30, 2012, MIC engaged MCUSA as a Joint Bookrunner and Lead Placement Agent on the refinancing of a portion of Hawaii Gas’s long-term debt facilities. MIC incurred and paid $100,000 in fees to MCUSA relating to the services provided.

Long-Term Debt

As discussed in Note 7, “Long-Term Debt”, Atlantic Aviation entered into a credit agreement on May 31, 2013. The credit agreement provides for a seven-year, $465.0 million senior secured first lien term loan facility and a five-year, $70.0 million senior secured first lien revolving credit facility. The $70.0 million revolving credit facility is provided by various financial institutions, including MBL which provides $15.7 million. At June 30, 2013, the revolving credit facility remains undrawn. For the quarter ended June 30, 2013, Atlantic Aviation incurred $9,000 in commitment fees related to MBL’s portion of the revolving credit facility.

Derivative Instruments and Hedging Activities

The Company had derivative instruments in place to fix the interest rate on certain outstanding variable rate term loan facilities. Prior to the refinancing of Hawaii Gas’ debt in August of 2012, Hawaii Gas had $160.0 million of its term loans hedged, of which MBL was providing the interest rate swaps for a notional amount of $48.0 million. The remainder of the swaps were from an unrelated third party. During the quarter and six months ended June 30, 2012, Hawaii Gas made payments to MBL of $522,000 and $1.0 million, respectively, in relation to these swaps.

Other Transactions

Macquarie, through the Macquarie Insurance Facility (MIF), has an aggregated insurance buying program. By combining the insurance premiums of Macquarie owned and managed funds, MIF has been able to deliver very competitive terms to businesses that participate in the facility. MIF earns a commission from the insurers. No payments were made to MIF by the Company during the six months ended June 30, 2013 and 2012. In February of 2013, the Company renewed its Directors and Officers liability insurance utilizing several of the MIF insurers.

Atlantic Aviation, Hawaii Gas, District Energy and MIC Solar purchase and renew property and casualty insurance coverage on an ongoing basis from insurance underwriters who then pay commissions to MIF. For the six months ended June 30, 2013 and 2012, no payments were made directly to MIF for property and casualty insurance.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

11. Related Party Transactions  – (continued)

Atlantic Aviation entered into a copiers lease agreement with Macquarie Equipment Finance, or MEF, an indirect subsidiary of Macquarie Group Limited. For the quarter and six months ended June 30, 2013 and 2012, Atlantic Aviation incurred $6,000 and $11,000, respectively, in lease expense on these copiers. As of June 30, 2013 and 2012, Atlantic Aviation had prepaid the July monthly payment to MEF for $2,000, which is included in prepaid expenses in the consolidated condensed balance sheet for respective periods.

Hawaii Gas entered into licensing agreements with Utility Service Partners, Inc. and America’s Water Heater Rentals, LLC, both indirect subsidiaries of Macquarie Group Limited, to enable these entities to offer products and services to Hawaii Gas’s customer base. No payments were made under these arrangements during the six months ended June 30, 2013 and 2012.

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

12. Income Taxes

The Company expects to incur federal consolidated taxable income for the year ending December 31, 2013, which will be fully offset by the Company’s federal NOL carryforwards. The Company believes that it will be able to utilize its federal prior year NOLs, except for approximately $7.8 million. The Company has not provided a valuation allowance against any deferred tax assets generated in the six months ended June 30, 2013, except for approximately $2.1 million for certain state NOLs. Two of the Company’s businesses, IMTT and District Energy, are less than 80% owned by the Company and those businesses file separate federal consolidated income tax returns.

Uncertain Tax Positions

At December 31, 2012, the Company and its subsidiaries had a reserve of approximately $472,000 for benefits taken during 2012 and prior tax periods attributable to tax positions for which the probability of recognition is considered to be less than more likely than not. During the six months ended June 30, 2013, the Company concluded that the reserve is no longer required. Approximately $362,000 of the reserve was used in settling an audit of the Company.

The balance of the reserve has been reflected in the Company’s income tax expense for the six months ended June 30, 2013. The Company does not expect to establish an additional reserve for the year ended December 31, 2013.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

14. Subsequent Events

Dividend

On July 29, 2013, the board of directors declared a distribution of $0.875 per share for the quarter ended June 30, 2013, which is expected to be paid on August 15, 2013 to holders of record on August 12, 2013.

IMTT Second Quarter 2013 Distribution

Distributions calculated in accordance with the Shareholders’ Agreement between MIC and its co-investor in IMTT (“Voting Trust”) for the second quarter of 2013 were $22.3 million ($11.1 million per shareholder). On July 25, 2013, the Board of IMTT unanimously declared a distribution of this amount. The second quarter of 2013 distribution is expected to be paid on or about July 31, 2013.

Solar Acquisitions — Davis Monthan Air Force Base

On July 19, 2013, the Company completed the acquisition of the contracted solar power generation facility located on the Davis Monthan Air Force Base (“the DMAFB Project”) near Tucson, Arizona for a purchase price of $7.9 million. This was funded by a capital investment by the Company. This facility is expected to provide approximately 13 megawatts of wholesale electricity. In connection with the acquisition, the Company assumed $22.4 million in construction financing. The DMAFB Project is expected to commence operations prior to the end of the fourth quarter of 2013. Upon commencement of operations, the construction loan is expected to convert to term debt. The DMAFB acquisition will be accounted for as a business combination. Accordingly, the results of operations of the DMAFB Project will be included in the consolidated statement of operations starting with the quarter ended September 30, 2013.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

There have been no changes to legal proceedings set forth under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on February 20, 2013, and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, filed with SEC on April 29, 2013.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on February 20, 2013, except for the following:

Hawaii Gas- SNG Plant Feedstock

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

IMTT- Governance Matters

The risk factor entitled “We share ownership and voting control of IMTT with a third party co-investor. A representative and beneficiary of that co-investor is currently the CEO of IMTT. Our ability to exercise significant influence over the business or level of distributions from IMTT is limited, and we have been, and we may again be negatively impacted by disagreements with our co-investor regarding IMTT’s business and operations” has been updated as follows:

We own 50% of IMTT; the remaining 50% is owned by a trust for the benefit of members of IMTT’s founding family. Disputes with our co-investor have resulted in arbitration in 2012. While MIC prevailed in this arbitration, it was costly and diverted the attention of our management and there was a time delay in receiving the distributions to which we were entitled. To the extent that our co-investor and IMTT senior management again act in ways inconsistent with their obligations to MIC, further arbitration or litigation may be necessary to enforce MIC’s rights. A member of the founding family currently manages the day to day operations of IMTT, and our ability to influence the business is governed by (and may be limited to) our rights under the Shareholders’ Agreement governing our investment in IMTT. Because we do not directly manage the day to day operations of IMTT (in contrast to our other assets, including Hawaii Gas and Atlantic Aviation), we may not have knowledge of material events with respect to IMTT in as timely a manner and with the same level of detail as we would if we were in such a day to day management role. Our co-investor may again fail to act in compliance with the Shareholders’ Agreement and may have other business interests that are inconsistent with our interests and goals, and may again take actions that are contrary to our business objectives and requests. For example, management, operating under the express or implied direction of the CEO or the co-investor, may oppose MIC’s interests in dealings with lenders, contractors, customers, suppliers, regulators and other third party stakeholders, as well MIC’s interests in normal business planning and budgeting processes. Similarly, for purposes opposed to or different than MIC’s, management, operating under the express or implied direction of the CEO or the co-investor, may bring forward in time maintenance capital expenditures, expand the scope of maintenance capital expenditure projects, increase maintenance capital expenditures to more than has been properly approved, and/or bring forward supplier payments and tax payments to reduce distributions and/or free cash flow in any reporting period. We may not agree with our co-investor or IMTT’s management as to the payment, amount or timing of distributions or as to transactions such as capital expenditures, acquisitions or dispositions of assets and financings. In addition, we may not receive from management all of the financial and operating data that we request on a timely basis or at all. If MIC determines that litigation and/or arbitration is the optimal path to secure MIC’s interest and preserve MIC’s rights, MIC will commence such litigation or arbitration as it has in the past.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC
Dated: July 31, 2013	By: /s/ James Hooke Name: James Hooke Title: Chief Executive Officer
Dated: July 31, 2013	By: /s/ Todd Weintraub Name: Todd Weintraub Title: Chief Financial Officer

EXHIBIT INDEX

Number	Description
3.1	Third Amended and Restated Operating Agreement of Macquarie Infrastructure Company LLC (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2007)
3.2	Amended and Restated Certificate of Formation of Macquarie Infrastructure Assets LLC (incorporated by reference to Exhibit 3.8 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-116244))
10.1*	Credit Agreement, dated as of May 31, 2013, among Atlantic Aviation FBO Holdings LLC, Atlantic Aviation FBO Inc., Barclays Bank Plc, as Administrative Agent and Collateral Agent, Wells Fargo Securities, LLC, as Documentation Agent, Macquarie Capital (USA) Inc., as Syndication Agent, Barclays Bank Plc, Macquarie Capital (USA) Inc. and Wells Fargo Securities, LLC, as Joint Bookrunners and Joint Lead Arrangers, and the several lenders party thereto.
10.2*	Guarantee and Collateral Agreement, dated as of May 31, 2013, among Atlantic Aviation FBO Holdings LLC, Atlantic Aviation FBO Inc., the grantors party thereto and Barclays Bank PLC as Collateral Agent.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
101.0***	The following materials from the Quarterly Report on Form 10-Q of Macquarie Infrastructure Company LLC for the quarter ended June 30, 2013, filed on July 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012, (ii) the Consolidated Condensed Statements of Operations for the Quarters and Six Months Ended June 30, 2013 and 2012 (Unaudited), (iii) the Consolidated Condensed Statements of Comprehensive (Loss) Income for the Quarters and Six Months Ended June 30, 2013 and 2012 (Unaudited), (iv) the Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012 (Unaudited) and (v) the Notes to Consolidated Condensed Financial Statements (Unaudited).

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

E-1