Form 10-Q
period 2013-09-30
Macquarie Infrastructure CO LLC
filed 2013-10-28
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

There were 53,469,879 LLC Interests without par value outstanding at October 25, 2013.

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

PART I

FINANCIAL INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Macquarie Infrastructure Company LLC should be read in conjunction with the consolidated condensed financial statements and the notes to those statements included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify such forward-looking statements. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Unless required by law, we can undertake no obligation to update forward-looking statements. Readers should also carefully review the risk factors set forth in other reports and documents filed from time to time with the Securities and Exchange Commission (the “SEC”).

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

We own, operate and invest in a diversified group of infrastructure businesses that provide basic services, such as gas utility services to businesses and individuals primarily in the U.S. The businesses we own and operate include:

•	International Matex Tank Terminals or “IMTT”: a 50% interest in a bulk liquid storage terminal business, which provides bulk liquid storage and handling services at ten marine terminals in the United States and two in Canada and is one of the largest participants in this industry in the U.S., based on storage capacity;
•	Hawaii Gas: a full-service gas energy company processing and distributing gas products and providing related services in Hawaii;
•	District Energy: a 50.01% controlling interest in a district energy business, which operates one of the largest district cooling systems in the U.S., serving various customers in Chicago, Illinois and Las Vegas, Nevada;
•	Atlantic Aviation: an airport services business providing products and services, including fuel and aircraft hangaring/parking, to owners and operators of general aviation aircraft at 62 airports in the U.S.; and
•	MIC Solar: interests in five contracted solar power generation facilities located in the southwest U.S. that are expected to have an aggregate generating capacity of 57 megawatts of wholesale electricity to utilities and a U.S. Air Force base.

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

At IMTT, we focus on the amount of liquid storage capacity under contract and the rates at which that storage is leased to third parties and on making appropriate expenditures in maintaining fixed assets of the business. Capacity utilization is expected to decrease modestly during 2013 compared with 2012 as a result of certain large storage tanks being taken out of service for cleaning and inspection. The decrease associated with this activity is expected to be partially offset by the commissioning of new storage capacity currently under construction.

At Hawaii Gas, our focus is on the number of customers served by each of the utility and non-utility portions of the business, and in the case of the non-utility portion, the margins achieved on gas sales as well. Hawaii Gas has an active marketing program that seeks to develop new customers throughout Hawaii. We periodically pursue rate cases that allow for adjustment of the rates levied on the utility portion of the business, although we do not intend to pursue any significant rate case in 2013. The pricing of non-utility gas is adjusted to reflect changes in the cost of the product and costs associated with delivering it to customers. In addition to the existing utility and non-utility operations, Hawaii Gas is advancing initiatives related to the distribution of Liquefied Natural Gas, or LNG.

At District Energy, we focus on attracting and maintaining relationships with building owners and managers such that they choose to install or continue to use the business’ cooling services. Financial results are subject to slight variation based on the extent to which the temperatures and humidity in Chicago are above or below historic norms.

We expect to continue to invest in contracted power businesses and to date have invested in five solar power generating facilities. We have developed a pipeline of similar investment opportunities and believe that we could potentially deploy additional capital in this segment over the upcoming twelve to eighteen months.

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

At Atlantic Aviation, our focus is on attracting and maintaining relationships with general aviation aircraft owners and pilots such that they are incentivized to use our Fixed Base Operations (“FBOs”). The number of general aviation flight movements has improved consistently since the first quarter of 2009. We believe that the level of flight activity will continue to increase during the remainder of 2013, subject to continued economic expansion in the United States.

Improvement in the level of general aviation flight activity in the U.S., along with the refinancing of the long-term debt at Atlantic Aviation in the second quarter of 2013, has resulted in an increase in the amount of distributable cash flow generated by the business. We believe that the reduction in leverage at Atlantic Aviation will support ongoing distributions from the business to MIC and, subject to additional improvement in the macro-economic backdrop and continued improvement in the operating performance of our businesses, growth in those distributions over time.

Dividends

Since January 1, 2012, MIC has paid or declared the following dividends:

Declared	Period Covered	$ per LLC Interest	Record Date	Payable Date
October 25, 2013	Third quarter 2013	$0.875	November 11, 2013	November 14, 2013
July 29, 2013	Second quarter 2013	$0.875	August 12, 2013	August 15, 2013
April 26, 2013	First quarter 2013	$0.6875	May 13, 2013	May 16, 2013
December 12, 2012	Fourth quarter 2012	$0.6875	December 24, 2012	December 28, 2012
October 29, 2012	Third quarter 2012	$0.6875	November 12, 2012	November 15, 2012
July 30, 2012	Second quarter 2012	$0.625	August 13, 2012	August 16, 2012
April 30, 2012	First quarter 2012	$0.20	May 14, 2012	May 17, 2012
February 01, 2012	Fourth quarter 2011	$0.20	March 05, 2012	March 08, 2012

Our Board has previously expressed its intent to distribute a significant portion of the Free Cash Flow generated by our proportionately owned businesses in the form of a quarterly cash dividend to our shareholders. Free Cash Flow includes cash generated by our businesses after cash payment for interest, taxes, maintenance capital expenditures and excludes changes in working capital. The payment of a quarterly cash dividend of $0.875 per share for the quarter ended September 30, 2013 is being paid out of Free Cash Flow generated by certain of our operating entities, supplemented by cash on hand at MIC. Each of IMTT, Atlantic Aviation, Hawaii Gas and MIC Solar can distribute cash to MIC. Cash generated at District Energy is being used to reduce debt principal in that business until the long-term debt of the business has been refinanced. We expect to commence a refinancing of District Energy in late 2013, subject to market conditions. We do not believe that our inability to make distributions at this time from District Energy impacts the sustainability of our quarterly cash dividend.

In determining whether to change the amount of the dividend, our Board will take into account such matters as the state of the capital markets and general business conditions, the Company’s financial condition, results of operations, capital requirements and any contractual, legal and regulatory restrictions on the payment of dividends by the Company to its shareholders or by its subsidiaries to the Company, and any other factors that it deems relevant. In particular, each of the Company’s businesses and investments has debt commitments and restrictive covenants, which must be satisfied before any of them can make distributions to the Company. Any or all of these factors could affect both the timing and amount, if any, of future dividends.

We view MIC as a total return investment opportunity. Consistent with that view, we believe that over time we will distribute cash equal to approximately 80% to 85% of the Free Cash Flow (in proportion to our equity interest) generated by our businesses, subject to their continued stable performance and prevailing economic conditions. See “Results of Operations — Consolidated: Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow” and “Summary of Our Proportionately Combined Results” for further discussions on Free Cash Flow and our proportionately combined financial measures in Part I of this Form 10-Q.

We further believe that the growth characteristics of our businesses will cause our distributable cash flow per share to grow at a high single-digit rate annually over the medium term, again subject to the continued stable performance of our businesses. From 2007 through 2012, our proportionately combined Free Cash Flow per share grew at a compound annual rate of 12.5% per year. We believe that our quarterly cash dividend, combined with the potential for capital appreciation stemming from the growth of each of our businesses, supports our view of the Company as a total return investment opportunity.

MIC Solar

Beginning with the reporting of our financial results for the third quarter of 2013, MIC Solar constitutes a reportable segment under U.S. GAAP. Accordingly, the results of operations of MIC Solar have been reported separately for the quarter and nine months ended September 30, 2013. For the quarter ended December 31, 2012 through the quarter ended June 30, 2013, results for MIC Solar were reported as a component of our Corporate and Other segment. With the filing of our financial results on Form 10-Q for the third quarter of 2013, the Corporate and Other segment results have been restated for those periods to exclude MIC Solar.

Second Amended and Restated Management Service Agreement

On September 30, 2013, Macquarie Infrastructure Company LLC entered into a Second Amended and Restated Management Services Agreement (the “Amended Agreement”), among the Company, Macquarie Infrastructure Company Inc. and Macquarie Infrastructure Management (USA) Inc. (the “Manager”). The amendments to the agreement revise the payment mechanics related to the base management fee payable by the Company to the Manager, and align the share price used to calculate the base management fee with the share price at which the Manager may reinvest the base management fee in LLC Interests. Effective October 1, 2013, pursuant to the Amended Agreement, base management fees will be calculated and payable monthly rather than quarterly. Performance fees will continue to be calculated and, if generated, paid quarterly. No substantive changes to the formulas or methodology used to calculate the amount of the base management or performance fees that may be due to the Manager were made. The Amended Agreement also makes certain non-substantive changes to eliminate parties and provisions that are no longer relevant.

Atlantic Aviation Refinancing

On May 31, 2013, Atlantic Aviation entered into a credit agreement (the “AA Credit Agreement”) that provides the business with a seven-year, $465.0 million senior secured first lien term loan facility and a five-year, $70.0 million senior secured first lien revolving credit facility. Proceeds of the term loan facility, together with proceeds from the equity offering discussed below and cash on hand, were used to repay all of the amounts outstanding under Atlantic Aviation’s then existing credit agreement dated September 27, 2007.

The AA Credit Agreement also provides for an uncommitted incremental facility that permits Atlantic Aviation, subject to certain conditions, to increase the term loan facility by up to $50.0 million plus an additional amount if certain senior secured leverage ratio requirements are maintained. For a description of the material terms of Atlantic Aviation’s credit facilities, see Note 7, “Long-Term Debt”, in Part I of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

MIC Equity Offering

On May 8, 2013, the Company completed an underwritten public offering and sale of 3,756,500 LLC Interests pursuant to the shelf. On May 16, 2013, the Company sold an additional 133,375 LLC Interests in this offering pursuant to the exercise of the underwriters’ over-allotment option. The Company received proceeds from the offering of $217.8 million, net of underwriting fees and expenses.

Shelf Registration Statement and MIC Direct

On April 8, 2013, the Company filed an automatic shelf registration statement on Form S-3 (“shelf”) with the Securities and Exchange Commission to issue and sell an indeterminate amount of its LLC Interests and debt securities in one or more future offerings. Along with the shelf, the Company filed a prospectus supplement with respect to a dividend reinvestment/direct stock purchase program named “MIC Direct”. The prospectus supplement relates to the issuance of up to 1.0 million additional LLC Interests to participants in MIC Direct. The Company may also choose to fill requests for reinvestment of dividends or share purchases through MIC Direct via open market purchases.

Income Taxes

We file a consolidated federal income tax return that includes the taxable income of Hawaii Gas, Atlantic Aviation and our allocated share of the taxable income from MIC Solar, which is treated as a partnership for tax purposes. IMTT and District Energy file separate federal income tax returns.

As a result of having federal net operating loss, or NOL, carryforwards, we do not expect to make regular federal tax payments until 2016. However, we expect to pay an Alternative Minimum Tax of approximately $201,000 for 2013. In addition, we expect District Energy to pay an Alternative Minimum Tax of approximately $114,000. We expect that the Alternative Minimum Tax paid for 2013 will be available as a credit against regular federal income taxes in the future. The cash state and local taxes paid by our individual businesses are discussed in the sections entitled “Income Taxes” for each of these businesses.

Pursuant to tax sharing agreements, the individual businesses included in our consolidated federal income tax return pay MIC an amount equal to the federal income taxes each would have paid on a standalone basis as if they were not part of the MIC consolidated federal income tax return.

American Taxpayer Relief Act of 2012

In January of 2013, the American Taxpayer Relief Act of 2012 (the “2012 Tax Act”) was signed. The 2012 Tax Act extends the period over which the 50% bonus depreciation provided for in the Tax Relief, Unemployment Insurance Reauthorization Act of 2010 (the “2010 Tax Act”) applies to include 2013. The Company expects to take the bonus depreciation provision into consideration when evaluating its maintenance and growth capital expenditure plans for the remainder of 2013.

Results of Operations

Consolidated

Key Factors Affecting Operating Results:

•	an increase in terminal revenue and capacity at IMTT;
•	lower interest expense driven by lower average cost of debt and reduced debt levels primarily at Atlantic Aviation; and
•	improved gross profit at Atlantic Aviation; partially offset by
•	performance fees incurred in 2013

Results of Operations: Consolidated – (continued)

Our consolidated results of operations are as follows:

	Quarter Ended September 30,		Change Favorable/ (Unfavorable)		Nine Months Ended September 30,		Change Favorable/ (Unfavorable)
	2013	2012	$	%	2013	2012	$	%
	($ In Thousands) (Unaudited)
Revenue
Revenue from product sales	$172,169	$166,385	5,784	3.5	$513,465	$508,468	4,997	1.0
Revenue from product sales – utility	32,981	35,535	(2,554)	(7.2)	104,095	110,656	(6,561)	(5.9)
Service revenue	57,752	56,214	1,538	2.7	160,153	160,053	100	0.1
Financing and equipment lease income	817	1,119	(302)	(27.0)	2,779	3,448	(669)	(19.4)
Total revenue	263,719	259,253	4,466	1.7	780,492	782,625	(2,133)	(0.3)
Costs and expenses
Cost of product sales	113,974	111,677	(2,297)	(2.1)	340,122	346,778	6,656	1.9
Cost of product sales – utility	28,142	31,001	2,859	9.2	89,095	94,497	5,402	5.7
Cost of services	13,584	15,044	1,460	9.7	37,030	41,489	4,459	10.7
Gross profit	108,019	101,531	6,488	6.4	314,245	299,861	14,384	4.8
Selling, general and administrative	53,669	51,571	(2,098)	(4.1)	154,998	157,301	2,303	1.5
Fees to manager-related party	15,242	29,353	14,111	48.1	76,912	39,108	(37,804)	(96.7)
Depreciation	10,039	7,596	(2,443)	(32.2)	28,730	22,704	(6,026)	(26.5)
Amortization of intangibles	8,618	8,800	182	2.1	25,866	25,892	26	0.1
Loss from customer contract termination	—	—	—	—	1,626	—	(1,626)	NM
Loss (gain) on disposal of assets	50	(1,706)	(1,756)	(102.9)	226	(1,379)	(1,605)	(116.4)
Total operating expenses	87,618	95,614	7,996	8.4	288,358	243,626	(44,732)	(18.4)
Operating income	20,401	5,917	14,484	NM	25,887	56,235	(30,348)	(54.0)
Other income (expense)
Interest income	39	110	(71)	(64.5)	182	116	66	56.9
Interest expense(1)	(15,767)	(15,144)	(623)	(4.1)	(31,190)	(39,076)	7,886	20.2
Loss on extinguishment of debt	—	—	—	—	(2,472)	—	(2,472)	NM
Equity in earnings and amortization charges of investee	8,576	6,989	1,587	22.7	30,327	23,295	7,032	30.2
Other income, net	829	249	580	NM	514	245	269	109.8
Net income (loss) before income taxes	14,078	(1,879)	15,957	NM	23,248	40,815	(17,567)	(43.0)
(Provision) benefit for income taxes	(5,829)	1,758	(7,587)	NM	(9,241)	(14,698)	5,457	37.1
Net income (loss)	$8,249	$(121)	8,370	NM	$14,007	$26,117	(12,110)	(46.4)
Less: net (loss) income attributable to noncontrolling interests	(2,158)	1,758	3,916	NM	(1,423)	2,766	4,189	151.4
Net income (loss) attributable to MIC LLC	$10,407	$(1,879)	12,286	NM	$15,430	$23,351	(7,921)	(33.9)

NM — Not meaningful

(1)	Interest expense includes losses on derivative instruments of $8.0 million and $9.6 million for the quarter and nine months ended September 30, 2013, respectively. For the quarter and nine months ended September 30, 2012, interest expense includes losses on derivative instruments of $9.4 million and $20.3 million, respectively.

Results of Operations: Consolidated – (continued)

Gross Profit

Consolidated gross profit increased in the quarter and nine months ended September 30, 2013 compared with the quarter and nine months ended September 30, 2012 reflecting improved results at Atlantic Aviation and the contribution from our MIC Solar business (which did not exist in 2012). This increase was partially offset by a reduction in cooling consumption gross profit at District Energy during the periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the quarter ended September 30, 2013 compared with the quarter ended September 30, 2012 primarily as a result of transactional costs incurred at MIC Solar for two projects that were acquired during the quarter and a project that was acquired in October of 2013.

Selling, general and administrative expenses decreased for the nine months ended September 30, 2013 compared with nine months ended September 30, 2012 primarily as a result of lower legal fees at the MIC holding company level, most significantly those incurred in connection with the arbitration and related matters involving MIC and its IMTT co-investor incurred during the nine months ended September 30, 2012, partially offset by transactional costs incurred at MIC Solar primarily for two projects that were acquired during the quarter and a project that was acquired in October of 2013 and severance costs at Hawaii Gas.

Fees to Manager

Our Manager is entitled to a base management fee based primarily on our market capitalization, and potentially a performance fee, based on the performance of our stock relative to a U.S. utilities index. For the quarter and nine months ended September 30, 2013, we incurred base management fees of $8.3 million and $23.5 million, respectively, and performance fees of $6.9 million and $53.4 million, respectively, payable to our Manager. Our Manager elected to reinvest the base management fees and performance fees in additional LLC interests. For the quarter and nine months ended September 30, 2012, we incurred base management fees of $5.8 million and $15.6 million, respectively, and performance fees of $23.5 million for the quarter ended September 30, 2012 payable to our Manager.

The unpaid portion of the base management fees and performance fees at the end of each reporting period is included in due to manager-related party in the consolidated condensed balance sheets. The following table shows our Manager’s election to reinvest its quarterly base management fees and performance fees, if any, in additional LLC interests:

Period	Base Management Fee Amount ($ in thousands)	Performance Fee Amount ($ in thousands)	LLC Interests Issued	Issue Date
2013 Activities:
Third quarter 2013	$8,336	$6,906	(1)	(1)
Second quarter 2013	8,053	24,440	603,936	September 04, 2013
First quarter 2013	7,135	22,042	522,638	June 05, 2013
2012 Activities:
Fourth quarter 2012	$6,299	$43,820	980,384	March 20, 2013
Third quarter 2012	5,844	23,509	695,068	December 05, 2012
Second quarter 2012	4,760	—	113,847	August 30, 2012
First quarter 2012	4,995	—	147,682	May 31, 2012

(1)	LLC interests for the third quarter of 2013 base management and performance fee will be issued to the Manager during the fourth quarter of 2013.

Results of Operations: Consolidated – (continued)

Depreciation

Depreciation expense increased for the quarter and nine months ended September 30, 2013 compared with the quarter and nine months ended September 30, 2012 primarily as a result of the depreciation from the two MIC Solar projects that are operational.

Interest Expense and Loss on Derivative Instruments

Interest expense includes losses on derivative instruments of $8.0 million and $9.6 million for the quarter and nine months ended September 30, 2013, respectively, and losses on derivative instruments of $9.4 million and $20.3 million for the quarter and nine months ended September 30, 2012, respectively. Losses on derivatives recorded in interest expense are attributable to the change in fair value of interest rate instruments and include the reclassification of amounts from accumulated other comprehensive loss into earnings. Excluding the derivative adjustments and interest rate swap breakage fees at Atlantic Aviation and Hawaii Gas, interest expense decreased primarily due to the expiration of an unfavorable interest rate swap at Atlantic Aviation in October of 2012 and lower principal balance on the term loan debt.

Equity in Earnings and Amortization Charges of Investee

The increase in equity in earnings for the quarter ended September 30, 2013 reflects lower derivative losses and our share of the improved operating results for the quarter ended September 30, 2013 compared with the quarter ended September 30, 2012 from IMTT.

The increase in equity in earnings for the nine months ended September 30, 2013 reflects our share of the derivative gains for the nine months ended September 30, 2013 compared with our share of the derivative losses for the nine months ended September 30, 2012 and our share of the improved operating results from IMTT.

Income Taxes

We file a consolidated federal income tax return that includes the taxable income of Hawaii Gas, Atlantic Aviation and our allocated share of the taxable income from MIC Solar, which is treated as a partnership for tax purposes. IMTT and District Energy file separate federal income tax returns. As we own less than 80% of these businesses, they are not included in our consolidated federal tax return.

For 2013, we expect any federal income tax due to be fully offset by our NOL carryforwards. At December 31, 2012, our federal NOL balance was $192.2 million. This balance excludes the NOL carryforwards of District Energy (see District Energy — Income Taxes below), of $9.8 million at December 31, 2012. We expect to pay a Federal Alternative Minimum Tax of approximately $201,000 and District Energy to pay a Federal Alternative Minimum Tax of approximately $114,000 for 2013.

For 2013, we expect our federal and state income taxes to be approximately $19.3 million, or 40.12% of net income before taxes, of which $5.3 million relates to state and local income taxes. As discussed below, the provision for state and local income taxes includes a valuation allowance of approximately $2.6 million for the use of certain state NOL carryforwards. The difference between our effective tax rate and the U.S. federal statutory rate of 35% is primarily attributable to state and local income taxes and adjustments for our less than 80% owned businesses.

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

We expect our valuation allowance to increase by approximately $2.9 million in 2013. The increase in valuation allowance in 2012 for state NOLs was $3.0 million.

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

We also disclose Free Cash Flow, as defined by us, as a means of assessing the amount of cash generated by our businesses and supplementing other information provided in accordance with GAAP. We define Free Cash Flow as cash from operating activities, which includes cash paid for interest and taxes, less maintenance capital expenditures and changes in working capital.

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

Results of Operations: Consolidated – (continued)

A reconciliation of net income (loss) attributable to MIC LLC to EBITDA excluding non-cash items and EBITDA excluding non-cash items to Free Cash Flow, on a consolidated basis, is provided below:

	Quarter Ended September 30,		Change Favorable/(Unfavorable)		Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2013	2012	$	%	2013	2012	$	%
	($ In Thousands) (Unaudited)
Net income (loss) attributable to MIC LLC(1)	$10,407	$(1,879)			$15,430	$23,351
Interest expense, net(2)	15,728	15,034			31,008	38,960
Provision (benefit) for income taxes	5,829	(1,758)			9,241	14,698
Depreciation(3)	10,039	7,596			28,730	22,704
Depreciation – cost of services(3)	1,620	1,685			5,021	5,036
Amortization of intangibles(4)	8,618	8,800			25,866	25,892
Loss from customer contract termination	—	—			1,626	—
Loss on extinguishment of debt	—	—			2,434	—
(Gain) loss on disposal of assets	—	(1,850)			106	(1,803)
Equity in earnings and amortization charges of investee(5)	2,570	—			(11,302)	—
Base management fees to be settled/settled in LLC interests	8,336	5,844			23,524	15,599
Performance fees to be settled/settled in LLC interests	6,906	23,509			53,388	23,509
Other non-cash (income) expense, net	(1,340)	2,695			(1,969)	5,420
EBITDA excluding non-cash items	$68,713	$59,676	9,037	15.1	$183,103	$173,366	9,737	5.6
EBITDA excluding non-cash items	$68,713	$59,676			$183,103	$173,366
Interest expense, net(2)	(15,728)	(15,034)			(31,008)	(38,960)
Interest rate swap breakage fees – Hawaii Gas(2)	—	(8,701)			—	(8,701)
Interest rate swap breakage fees – Atlantic Aviation(2)	—	(95)			—	(595)
Adjustments to derivative instruments recorded in interest expense(2)	4,449	(1,770)			1,160	(14,384)
Amortization of debt financing costs(2)	995	1,347			2,892	3,290
Cash distributions received in excess of equity in earnings and amortization charges of investee(6)	—	—			—	54,625
Equipment lease receivables, net	740	885			2,814	2,595
Provision/benefit for income taxes, net of changes in deferred taxes	(799)	(1,913)			(2,674)	(4,239)
Changes in working capital	(7,707)	5,357			(28,527)	(2,414)
Cash provided by operating activities	50,663	39,752			127,760	164,583
Changes in working capital	7,707	(5,357)			28,527	2,414
Maintenance capital expenditures	(3,889)	(5,371)			(10,897)	(13,832)
Free cash flow	$54,481	$29,024	25,457	87.7	$145,390	$153,165	(7,775)	(5.1)

(1)	Net income (loss) attributable to MIC LLC excludes net loss attributable to noncontrolling interests of $2.2 million and $1.4 million for the quarter and nine months ended September 30, 2013, respectively, and net income attributable to noncontrolling interests of $1.8 million and $2.8 million for the quarter and nine months ended September 30, 2012, respectively.

Results of Operations: Consolidated – (continued)

(2)	Interest expense, net, includes adjustment to derivative instruments, non-cash amortization of deferred financing fees and interest rate swap breakage fees at Hawaii Gas and Atlantic Aviation.
(3)	Depreciation — cost of services includes depreciation expense for District Energy, which is reported in cost of services in our consolidated condensed statements of operations. Depreciation and Depreciation — cost of services does not include acquisition-related step-up depreciation expense of $2.0 million and $5.9 million for the quarters and nine months ended September 30, 2013 and 2012, respectively, in connection with our investment in IMTT, which is reported in equity in earnings and amortization charges of investee in our consolidated condensed statements of operations.
(4)	Amortization of intangibles does not include acquisition-related step-up amortization expense of $85,000 and $256,000 for the quarters and nine months ended September 30, 2013 and 2012, respectively, in connection with our investment in IMTT, which is reported in equity in earnings and amortization charges of investee in our consolidated condensed statements of operations.
(5)	Equity in earnings and amortization charges of investee in the above table includes our 50% share of IMTT's earnings, offset by the distributions we received only up to our share of the earnings recorded in the calculation for EBITDA excluding non-cash items. For the quarter and nine months ended September 30, 2013, we recognized equity in earnings and amortization charges of investee income of $8.6 million and $30.3 million, respectively, in the consolidated condensed statements of operations, which was offset by the cash distributions received of $19.0 million during the nine months ended September 30, 2013. For the quarter and nine months ended September 30, 2012, we recognized equity in earnings and amortization charges of investee income of $7.0 million and $23.3 million, respectively, in the consolidated condensed statements of operations, which was fully offset by the cash distributions received during nine months ended September 30, 2012.
(6)	Cash distributions received in excess of equity in earnings and amortization charges of investee in the above table is the excess cumulative distributions received to the cumulative earnings recorded in equity in earnings and amortization charges of investee, since our investment in IMTT, adjusted for the current periods equity in earnings and amortization charges of investee in the calculation from net income (loss) attributable to MIC LLC to EBITDA excluding non-cash items above. The cumulative allocation of the $128.8 million distributions received during nine months September 30, 2012 was $77.9 million recorded in net cash provided by operating activities and $50.9 million recorded in net cash provided by investing activities, as a return on investment, on the consolidated condensed statements of cash flows.

IMTT

We account for our 50% interest in IMTT using the equity method. To enable meaningful analysis of IMTT’s performance across periods, IMTT’s overall performance is discussed below, rather than IMTT’s contribution to our consolidated results.

Key Factors Affecting Operating Results:

•	terminal gross profit increased principally due to increase in tank capacity, revenue from ancillary services and tank storage rates; partially offset by
•	the planned reduction in tank utilization as a result of tank cleaning and inspection; and
•	partially insurable casualty losses related to Hurricane Sandy.

Results of Operations: IMTT – (continued)

	Quarter Ended September 30,		Change Favorable/(Unfavorable)		Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2013	2012			2013	2012
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Revenue
Terminal revenue	120,560	111,532	9,028	8.1	361,412	332,316	29,096	8.8
Environmental response revenue	5,887	7,069	(1,182)	(16.7)	22,341	18,052	4,289	23.8
Total revenue	126,447	118,601	7,846	6.6	383,753	350,368	33,385	9.5
Costs and expenses
Terminal operating costs	50,371	49,509	(862)	(1.7)	145,581	141,886	(3,695)	(2.6)
Environmental response operating costs	5,201	5,913	712	12.0	18,661	15,515	(3,146)	(20.3)
Total operating costs	55,572	55,422	(150)	(0.3)	164,242	157,401	(6,841)	(4.3)
Terminal gross profit	70,189	62,023	8,166	13.2	215,831	190,430	25,401	13.3
Environmental response gross profit	686	1,156	(470)	(40.7)	3,680	2,537	1,143	45.1
Gross profit	70,875	63,179	7,696	12.2	219,511	192,967	26,544	13.8
General and administrative expenses	8,084	7,605	(479)	(6.3)	24,420	22,405	(2,015)	(9.0)
Depreciation and amortization	19,051	16,992	(2,059)	(12.1)	56,109	51,016	(5,093)	(10.0)
Casualty losses, net(1)	200	—	(200)	NM	6,700	—	(6,700)	NM
Operating income	43,540	38,582	4,958	12.9	132,282	119,546	12,736	10.7
Interest expense, net(2)	(9,376)	(10,533)	1,157	11.0	(17,099)	(28,914)	11,815	40.9
Other income	620	417	203	48.7	1,804	1,680	124	7.4
Provision for income taxes	(15,181)	(11,631)	(3,550)	(30.5)	(48,894)	(37,867)	(11,027)	(29.1)
Noncontrolling interest	(44)	(451)	407	90.2	(220)	(636)	416	65.4
Net income	19,559	16,384	3,175	19.4	67,873	53,809	14,064	26.1
Reconciliation of net income to EBITDA excluding non-cash items:
Net income	19,559	16,384			67,873	53,809
Interest expense, net(2)	9,376	10,533			17,099	28,914
Provision for income taxes	15,181	11,631			48,894	37,867
Depreciation and amortization	19,051	16,992			56,109	51,016
Casualty losses, net(1)	200	—			6,700	—
Other non-cash expenses	253	369			429	647
EBITDA excluding non-cash items	63,620	55,909	7,711	13.8	197,104	172,253	24,851	14.4
EBITDA excluding non-cash items	63,620	55,909			197,104	172,253
Interest expense, net(2)	(9,376)	(10,533)			(17,099)	(28,914)
Adjustments to derivative instruments recorded in interest expense(2)	(1,768)	461			(15,784)	98
Amortization of debt financing costs(2)	824	805			1,990	2,419
Provision for income taxes, net of changes in deferred taxes	(5,624)	(5,962)			(13,847)	(14,565)
Changes in working capital	9,119	5,382			4,035	17,680
Cash provided by operating activities	56,795	46,062			156,399	148,971
Changes in working capital	(9,119)	(5,382)			(4,035)	(17,680)
Maintenance capital expenditures(3)	(14,514)	(15,303)			(60,513)	(30,756)
Free cash flow	33,162	25,377	7,785	30.7	91,851	100,535	(8,684)	(8.6)

NM — Not meaningful

(1)	Casualty losses, net, includes $2.5 million and $1.5 million related to the quarters ended December 31, 2012 and March 31, 2013, respectively, which were recorded in terminal operating costs in those periods. These amounts have been included in the nine months ended September 30, 2013.
(2)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.

Results of Operations: IMTT – (continued)

(3)	Maintenance capital expenditures includes a reclassification from growth capital expenditures in the quarters ended December 31, 2012 and March 31, 2013 of $1.2 million and $509,000, respectively. These amounts have been included in the nine months ended September 30, 2013. The classification of capital expenditures as either growth or maintenance is the subject of ongoing review and discussions between MIC and its co-investor in IMTT.

Revenue and Gross Profit

Historically, storage rates have generally included the provision of some level of ancillary services. More recently, IMTT’s customer contracts have unbundled a number of these services, adding or increasing separate fees for ancillary services. As such, MIC believes that terminal revenue is becoming a more relevant metric for analyzing IMTT’s performance than storage rates.

Terminal revenue increased 8.1% and 8.8% for the quarter and nine months ended September 30, 2013 as compared with 8.5% and 7.1% for the quarter and nine months ended September 30, 2012, respectively. While average storage rental rates increased by 2.1% and 5.1% for the quarter and nine months ended September 30, 2013, respectively, as compared with 9.2% and 6.9% for the quarter and nine months ended September 30, 2012, respectively, revenue from ancillary services increased 19.4% and 15.1% for the quarter and nine months ended September 30, 2013, respectively, as compared with 4.7% and 3.2% for the quarter and nine months ended September 30, 2012, respectively. Ancillary services include product transfer (throughout), blending and charges for the use of certain infrastructure.

Average storage capacity increased by 1.1 million barrels and 1.2 million barrels for the quarter and nine months ended September 30, 2013, respectively, as compared with the quarter and nine months ended September 30, 2012 as a result of the completion of various growth capital projects. As expected, capacity utilization declined to 92.9% and 92.8% for the quarter and nine months ended September 30, 2013, respectively, from 93.3% and 94.5% for the quarter and nine months ended September 30, 2012, respectively, due to the timing and increased size of tanks currently out of service for cleaning and inspection and conversion to alternate product services. As of September 30, 2013, two 500,000 barrel tanks at St. Rose were out of service for planned cleaning and inspection. One of those tanks was returned to service in October of 2013.

Terminal operating costs were higher for the quarter and nine months ended September 30, 2013 as compared with the quarter and nine months ended September 30, 2012, primarily due to higher labor costs and increased fuel costs from product heating (which are offset in revenue), partially offset by lower repairs and maintenance costs.

General and Administrative Expense

General and administrative expenses increased for the quarter and nine months ended September 30, 2013 compared with the quarter and nine months ended September 30, 2012 primarily due to higher labor and healthcare costs.

Depreciation and Amortization

Depreciation and amortization expense increased for the quarter and nine months ended September 30, 2013 compared with the quarter and nine months ended September 30, 2012, primarily due to additional capital assets placed in service, resulting in higher asset balances.

Casualty Losses, Net

During the quarter and nine months ended September 30, 2013, casualty losses, net, were recorded as a result of fixed asset write-offs associated with Hurricane Sandy, net of insurance recoveries.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $2.9 million for the quarter ended September 30, 2013 and gains on derivative instruments of $2.2 million for the nine months ended September 30, 2013. For the quarter and nine months ended September 30, 2012, interest expense included losses on derivative instruments of $5.2 million and $14.3 million, respectively. Excluding the derivative adjustments, interest expense increased primarily due to higher debt balances.

Results of Operations: IMTT – (continued)

Cash interest paid totaled $12.5 million and $30.6 million for the quarter and nine months ended September 30, 2013, respectively, and $9.0 million and $25.7 million for the quarter and nine months ended September 30, 2012, respectively.

Income Taxes

IMTT files a consolidated federal income tax return and state income tax returns in the states in which it operates.

For the year ending December 31, 2013, IMTT expects to pay $13.0 million of federal income taxes and $5.6 million of state income taxes. IMTT’s actual federal tax liability could be higher or lower depending on the cost and timing of the capital assets placed in service during the year and the extent to which IMTT is able to realize the benefits of bonus depreciation on those assets. The “Provision for income taxes, net of changes in deferred taxes” of $13.8 million for the nine months ended September 30, 2013 in the table above, includes $9.7 million of federal income taxes and $4.1 million of state income taxes.

For the full year 2012, IMTT recorded $40.8 million of federal income tax expense and $10.5 million of state income tax expense. This includes $13.4 million and $4.5 million of current federal and state income taxes, respectively. The federal income tax expense exceeded the cash taxes primarily due to the benefit of accelerated tax depreciation, as discussed below.

A significant difference between IMTT’s book and federal taxable income relates to depreciation of terminalling fixed assets. For book purposes, these fixed assets are depreciated primarily over 15 to 30 years using the straight-line method of depreciation. For federal income tax purposes, these fixed assets are depreciated primarily over 5 to 15 years using accelerated methods. Most terminalling fixed assets placed in service between 2010 through 2013 did or should qualify for the federal 50% or 100% bonus tax depreciation, except assets placed in service in Louisiana and financed with Gulf Opportunity Zone Bonds (“GO Zone Bonds”). A significant portion of Louisiana terminalling fixed assets constructed since Hurricane Katrina was financed with GO Zone Bonds. GO Zone Bond financed assets are depreciated, for tax purposes, primarily over 9 to 20 years using the straight-line depreciation method. Most of the states in which the business operates do not allow the use of the federal tax depreciation calculation methods.

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

Key Factors Affecting Operating Results:

•	an increase in non-utility contribution margin per therm; partially offset by
•	an increase in mechanical integrity expense and catalyst costs at the SNG plant; and
•	severance costs.

Results of Operations: Hawaii Gas – (continued)

	Quarter Ended September 30,		Change Favorable/(Unfavorable)		Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2013	2012			2013	2012
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Contribution margin
Revenue – non-utility	28,488	26,894	1,594	5.9	88,993	88,271	722	0.8
Cost of revenue – non-utility	12,838	11,393	(1,445)	(12.7)	39,525	40,520	995	2.5
Contribution margin – non-utility	15,650	15,501	149	1.0	49,468	47,751	1,717	3.6
Revenue – utility	32,981	35,535	(2,554)	(7.2)	104,095	110,656	(6,561)	(5.9)
Cost of revenue – utility	23,534	26,202	2,668	10.2	74,914	81,568	6,654	8.2
Contribution margin – utility	9,447	9,333	114	1.2	29,181	29,088	93	0.3
Total contribution margin	25,097	24,834	263	1.1	78,649	76,839	1,810	2.4
Production	2,737	2,819	82	2.9	8,119	6,952	(1,167)	(16.8)
Transmission and distribution(1)	5,121	5,339	218	4.1	15,727	16,436	709	4.3
Gross profit	17,239	16,676	563	3.4	54,803	53,451	1,352	2.5
Selling, general and administrative expenses	4,818	4,760	(58)	(1.2)	16,139	14,575	(1,564)	(10.7)
Depreciation and amortization	2,160	1,965	(195)	(9.9)	6,508	5,808	(700)	(12.1)
Operating income	10,261	9,951	310	3.1	32,156	33,068	(912)	(2.8)
Interest expense, net(2)	(2,097)	(5,695)	3,598	63.2	(5,040)	(9,102)	4,062	44.6
Other expense	(146)	(153)	7	4.6	(251)	(285)	34	11.9
Provision for income taxes	(3,191)	(1,631)	(1,560)	(95.6)	(10,669)	(9,343)	(1,326)	(14.2)
Net income(3)	4,827	2,472	2,355	95.3	16,196	14,338	1,858	13.0
Reconciliation of net income to EBITDA excluding non-cash items:
Net income(3)	4,827	2,472			16,196	14,338
Interest expense, net(2)	2,097	5,695			5,040	9,102
Provision for income taxes	3,191	1,631			10,669	9,343
Depreciation and amortization	2,160	1,965			6,508	5,808
Other non-cash expenses(1)	604	869			1,592	2,671
EBITDA excluding non-cash items	12,879	12,632	247	2.0	40,005	41,262	(1,257)	(3.0)
EBITDA excluding non-cash items	12,879	12,632			40,005	41,262
Interest expense, net(2)	(2,097)	(5,695)			(5,040)	(9,102)
Interest rate swap breakage fees(2)	—	(8,701)			—	(8,701)
Adjustments to derivative instruments recorded in interest expense(2)	269	4,386			(426)	3,089
Amortization of debt financing costs(2)	113	507			342	746
Provision for income taxes, net of changes in deferred taxes	(94)	(1,513)			(3,961)	(5,888)
Changes in working capital	(3,023)	4,822			(3,810)	1,117
Cash provided by operating activities	8,047	6,438			27,110	22,523
Changes in working capital	3,023	(4,822)			3,810	(1,117)
Maintenance capital expenditures	(1,916)	(2,056)			(5,337)	(5,241)
Free cash flow	9,154	(440)	9,594	NM	25,583	16,165	9,418	58.3

NM — Not meaningful

(1)	For the nine months ended September 30, 2013, transmission and distribution includes non-cash income of $489,000 for asset retirement obligation credit. This non-cash income is excluded when calculating EBITDA excluding non-cash items.
(2)	Interest expense, net, includes adjustments to derivative instruments, non-cash amortization of deferred financing fees and interest rate swap breakage fees.
(3)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Results of Operations: Hawaii Gas – (continued)

Contribution Margin and Operating Income

Non-utility volume increased by 1.9% for the quarter driven by customer gains partially offset by a significant customer being offline during the quarter ended September 30, 2013. The year to date volume declined by 0.4% due to this significant customer being offline and a reduction in average customer inventory in the first half of 2013 that accompanied the closure of the Tesoro refinery. Changes in average customer inventory were not a factor in the third quarter of 2013. Non-utility contribution margin increased for the quarter and nine months ended September 30, 2013 as the result of margin management.

The volume of gas sold by the utility business increased by 0.1% and 0.3% for the quarter and nine months ended September 30, 2013, respectively, compared with the quarter and nine months ended September 30, 2012. Utility contribution margin remained essentially unchanged for the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012.

In July of 2013, Hawaii Gas and Tesoro Hawaii entered into a new naphtha feedstock agreement for the period from October 1, 2013 through March 31, 2014. On September 26, 2013, Tesoro announced the sale of its interest in Tesoro Hawaii to Par Petroleum Corporation, which assumed the agreement. On September 18, 2013, Hawaii Gas received interim approval from the Hawaii Public Utilities Commission, or HPUC, to pass any change in the cost of feedstock through to customers via its fuel adjustment mechanism and expects to receive a final decision before the end of the year.

The fuel supply situation in Hawaii continues to be unpredictable driven partially by the closure and then restart of the Tesoro refinery under new ownership. The instability in the local supply of LPG has resulted in the need for Hawaii Gas to import a larger percentage of LPG. Hawaii Gas expects that continued instability could cause increased volatility in non-utility contribution margin and exaggerate movements in working capital over the medium term. The business is constructing additional LPG storage facilities that it believes will mitigate a portion of the volatility associated with the fuel supply instability.

Hawaii Gas continues to move forward with initiatives that will allow it to use LNG as a back-up fuel to serve its customers. On August 12, 2013, Hawaii Gas filed an application with the HPUC for approval to use LNG as a back-up to its regulated synthetic natural gas, or SNG, system and expects a decision before the end of the year. Hawaii Gas has equipment and supply arrangements in place and will implement its initiative, subject to approval from the HPUC.

Production, transmission and distribution and selling, general and administrative expenses comprise primarily labor related expenses and professional fees. Collectively, these costs were lower for the quarter ended September 30, 2013 compared with the quarter ended September 30, 2012. The decrease is primarily due to lower costs associated with the LNG initiatives. These costs were higher for the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012 primarily due to severance costs, mechanical integrity expense and catalyst costs at the SNG plant, costs associated with the LNG initiatives, salaries and wages and an increase in marketing and advertising.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $875,000 and $1.4 million for the quarter and nine months ended September 30, 2013, respectively, and losses on derivative instruments of $5.1 million and $7.3 million for the quarter and nine months ended September 30, 2012, respectively. During the quarter ended September 30, 2012, Hawaii Gas paid $8.7 million in interest rate swap breakage fees in relation to the refinance of the business’ long-term debt facilities. Excluding the derivative adjustments and cash paid for interest rate swap breakage fees during 2012, interest expense decreased for the quarter and nine months ended September 30, 2013 compared with the quarter and nine months ended September 30, 2012 due to lower interest rates resulting from refinancing of Hawaii Gas’ long-term debt that occurred in August of 2012.

Results of Operations: Hawaii Gas – (continued)

Cash interest paid totaled $2.8 million and $6.2 million for the quarter and nine months ended September 30, 2013, respectively, and $1.0 million and $5.5 million excluding cash paid for interest rate swap breakage fees for the quarter and nine months ended September 30, 2012, respectively. The increase in cash interest paid for the comparable periods is attributable to the timing of the interest payments made under the debt facility outstanding prior to the August of 2012 refinancing, compared with the new debt facility outstanding following the completion of the August of 2012 refinancing.

Income Taxes

Income from Hawaii Gas is included in our consolidated federal income tax return, and is subject to Hawaii state income taxes. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business. For the year ended December 31, 2013, the business expects to pay state income taxes of approximately $1.1 million. The “Provision for income taxes, net of changes in deferred taxes” of $4.0 million for the nine months ended September 30, 2013 in the above table, includes $3.3 million of federal income taxes payable to MIC and $631,000 of state income taxes. Any current federal income tax liability is expected to be offset in consolidation by the application of NOLs.

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

Key Factors Affecting Operating Results:

•	an early contract termination by a Chicago customer; and
•	a decrease in consumption revenue in the first half of 2013 driven by cooler average temperatures; partially offset by
•	an increase in capacity revenue from new customers and annual inflation-linked increases in contract capacity rates.

Results of Operations: District Energy – (continued)

	Quarter Ended September 30,		Change Favorable/ (Unfavorable)		Nine Months Ended September 30,		Change Favorable/ (Unfavorable)
	2013	2012			2013	2012
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Cooling capacity revenue	5,780	5,613	167	3.0	17,197	16,675	522	3.1
Cooling consumption revenue	9,114	10,490	(1,376)	(13.1)	16,282	20,853	(4,571)	(21.9)
Other revenue	692	702	(10)	(1.4)	2,139	2,023	116	5.7
Finance lease revenue	817	1,119	(302)	(27.0)	2,779	3,448	(669)	(19.4)
Total revenue	16,403	17,924	(1,521)	(8.5)	38,397	42,999	(4,602)	(10.7)
Direct expenses – electricity	5,733	5,901	168	2.8	10,360	12,587	2,227	17.7
Direct expenses – other(1)	4,787	5,237	450	8.6	14,821	14,866	45	0.3
Direct expenses – total	10,520	11,138	618	5.5	25,181	27,453	2,272	8.3
Gross profit	5,883	6,786	(903)	(13.3)	13,216	15,546	(2,330)	(15.0)
Selling, general and administrative expenses	935	823	(112)	(13.6)	2,698	2,675	(23)	(0.9)
Amortization of intangibles	329	345	16	4.6	997	1,027	30	2.9
Loss from customer contract termination	—	—	—	—	1,626	—	(1,626)	NM
Operating income	4,619	5,618	(999)	(17.8)	7,895	11,844	(3,949)	(33.3)
Interest expense, net(2)	(1,275)	(2,065)	790	38.3	(3,793)	(6,521)	2,728	41.8
Other income	672	436	236	54.1	803	568	235	41.4
Provision for income taxes	(1,584)	(1,560)	(24)	(1.5)	(1,797)	(2,171)	374	17.2
Noncontrolling interest	(174)	(203)	29	14.3	(545)	(622)	77	12.4
Net income	2,258	2,226	32	1.4	2,563	3,098	(535)	(17.3)
Reconciliation of net income to EBITDA excluding non-cash items:
Net income	2,258	2,226			2,563	3,098
Interest expense, net(2)	1,275	2,065			3,793	6,521
Provision for income taxes	1,584	1,560			1,797	2,171
Depreciation(1)	1,620	1,685			5,021	5,036
Amortization of intangibles	329	345			997	1,027
Loss from customer contract termination	—	—			1,626	—
Other non-cash expenses	205	156			413	425
EBITDA excluding non-cash items	7,271	8,037	(766)	(9.5)	16,210	18,278	(2,068)	(11.3)
EBITDA excluding non-cash items	7,271	8,037			16,210	18,278
Interest expense, net(2)	(1,275)	(2,065)			(3,793)	(6,521)
Adjustments to derivative instruments recorded in interest expense(2)	(1,371)	(589)			(4,018)	(1,458)
Amortization of debt financing costs(2)	177	177			531	522
Equipment lease receivable, net	740	885			2,814	2,595
Provision for income taxes, net of changes in deferred taxes	(529)	(619)			(805)	(892)
Changes in working capital	(192)	419			(2,379)	(1,453)
Cash provided by operating activities	4,821	6,245			8,560	11,071
Changes in working capital	192	(419)			2,379	1,453
Maintenance capital expenditures	(63)	(478)			(312)	(642)
Free cash flow	4,950	5,348	(398)	(7.4)	10,627	11,882	(1,255)	(10.6)

NM — Not meaningful

(1)	Includes depreciation expense of $1.6 million and $5.0 million for the quarter and nine months ended September 30, 2013, respectively, and $1.7 million and $5.0 million for the quarter and nine months ended September 30, 2012, respectively.
(2)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.

Results of Operations: District Energy – (continued)

Gross Profit

Gross profit decreased for the quarter and nine months ended September 30, 2013 compared with the quarter and nine months ended September 30, 2012 primarily as a result of cooler average temperatures for the first half of 2013 and an early customer contract termination, together which resulted in lower consumption revenue. See loss from customer contract termination below.

Conversely, cooling capacity revenue increased with new customers and annual inflation-related increases in contract capacity rates in accordance with customer contract terms.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased for the quarter and nine months ended September 30, 2013 compared with quarter and nine months ended September 30, 2012. The business has incurred higher than normal legal costs for ongoing efforts to recover the unamortized lease principal from the customer contract termination. Legal fees for the quarter ended September 30, 2013 were lower than the quarter ended September 30, 2012, but legal fees for the nine months ended September 30, 2013 were higher than legal fees for the nine months ended September 30, 2012.

Loss From Customer Contract Termination

Effective April 30, 2013, the business no longer provides site specific cooling and heating services to a customer outside downtown Chicago for which revenue, fees and lease payments were being received. The loss of this customer has reduced the business’ cash from operations. The business is continuing its efforts to recover the unamortized lease principal of approximately $8.5 million. Mediation of the dispute is scheduled to occur later in the year.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $469,000 and $1.4 million for the quarter and nine months ended September 30, 2013, respectively, and losses on derivative instruments of $1.2 million and $3.8 million for the quarter and nine months ended September 30, 2012, respectively. Excluding the derivative adjustments, interest expense decreased for the quarter and nine months ended September 30, 2013 compared with the quarter and nine months ended September 30, 2012 due to lower debt balances.

Cash interest paid totaled $2.5 million and $7.3 million for the quarter and nine months ended September 30, 2013, respectively, and $2.5 million and $7.5 million for the quarter and nine months ended September 30, 2012, respectively.

Income Taxes

District Energy files a separate federal income tax return and a separate Illinois state income tax return. As of December 31, 2012, the business had approximately $9.8 million in federal NOL carryforwards available to offset taxable income and $23.3 million in Illinois state NOL carryforwards, for which utilization is deferred until 2015. For 2013, District Energy expects to pay a Federal Alternative Minimum Tax of approximately $114,000 and state income taxes of approximately $600,000. The “Provision for income taxes, net of changes in deferred taxes” of $805,000 for the nine months ended September 30, 2013 in the above table, includes $129,000 of federal income taxes and $676,000 of state income taxes. The business does not expect to pay regular federal income taxes in 2013 due to the utilization of NOL carryforwards.

The business’ federal taxable income differs from book income primarily as a result of differences in the depreciation of fixed assets. The state of Illinois does not allow the federal bonus depreciation deduction of 50% for 2012 and 2013 in determining state taxable income.

Atlantic Aviation

Key Factors Affecting Operating Results:

•	lower cash interest expense driven by lower average cost of debt and reduced debt levels;
•	higher fuel gross profit primarily due to higher margin per gallon; and
•	higher rental and de-icing revenue.

Results of Operations: Atlantic Aviation – (continued)

	Quarter Ended September 30,		Change Favorable/(Unfavorable)		Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2013	2012			2013	2012
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Revenue
Fuel revenue	141,032	139,491	1,541	1.1	417,305	420,197	(2,892)	(0.7)
Non-fuel revenue	42,166	39,409	2,757	7.0	124,535	120,502	4,033	3.3
Total revenue	183,198	178,900	4,298	2.4	541,840	540,699	1,141	0.2
Cost of revenue
Cost of revenue – fuel	97,050	96,925	(125)	(0.1)	289,873	295,800	5,927	2.0
Cost of revenue – non-fuel	3,503	3,906	403	10.3	11,849	14,036	2,187	15.6
Total cost of revenue	100,553	100,831	278	0.3	301,722	309,836	8,114	2.6
Fuel gross profit	43,982	42,566	1,416	3.3	127,432	124,397	3,035	2.4
Non-fuel gross profit	38,663	35,503	3,160	8.9	112,686	106,466	6,220	5.8
Gross profit	82,645	78,069	4,576	5.9	240,118	230,863	9,255	4.0
Selling, general and administrative expenses	44,342	43,983	(359)	(0.8)	130,729	130,830	101	0.1
Depreciation and amortization	14,072	14,086	14	0.1	41,917	41,761	(156)	(0.4)
Loss (gain) on disposal of assets	50	(1,706)	(1,756)	(102.9)	226	(1,379)	(1,605)	(116.4)
Operating income	24,181	21,706	2,475	11.4	67,246	59,651	7,595	12.7
Interest expense, net(1)	(11,481)	(7,381)	(4,100)	(55.5)	(20,206)	(23,448)	3,242	13.8
Loss on extinguishment of debt	—	—	—	—	(2,472)	—	(2,472)	NM
Other income (expense)	54	(10)	64	NM	54	38	16	42.1
Provision for income taxes	(5,185)	(6,531)	1,346	20.6	(18,009)	(15,815)	(2,194)	(13.9)
Net income(2)	7,569	7,784	(215)	(2.8)	26,613	20,426	6,187	30.3
Reconciliation of net income to EBITDA excluding non-cash items:
Net income(2)	7,569	7,784			26,613	20,426
Interest expense, net(1)	11,481	7,381			20,206	23,448
Provision for income taxes	5,185	6,531			18,009	15,815
Depreciation and amortization	14,072	14,086			41,917	41,761
Loss on extinguishment of debt	—	—			2,434	—
(Gain) loss on disposal of assets	—	(1,850)			106	(1,803)
Other non-cash income	(1)	(39)			(116)	(268)
EBITDA excluding non-cash items	38,306	33,893	4,413	13.0	109,169	99,379	9,790	9.9
EBITDA excluding non-cash items	38,306	33,893			109,169	99,379
Interest expense, net(1)	(11,481)	(7,381)			(20,206)	(23,448)
Interest rate swap breakage fees(1)	—	(95)			—	(595)
Adjustments to derivative instruments recorded in interest expense(1)	5,551	(5,567)			5,604	(16,015)
Amortization of debt financing costs(1)	702	663			2,011	2,022
Provision for income taxes, net of changes in deferred taxes	(394)	(997)			(5,569)	(1,972)
Changes in working capital	(3,609)	1,904			1,284	2,549
Cash provided by operating activities	29,075	22,420			92,293	61,920
Changes in working capital	3,609	(1,904)			(1,284)	(2,549)
Maintenance capital expenditures	(1,910)	(2,837)			(5,248)	(7,949)
Free cash flow	30,774	17,679	13,095	74.1	85,761	51,422	34,339	66.8

NM — Not meaningful

(1)	Interest expense, net, includes adjustments to derivative instruments, non-cash amortization of deferred financing fees and interest rate swap breakage fees.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

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

The increase in gross profit for the quarter and nine months ended September 30, 2013 compared with the quarter and nine months ended September 30, 2012 was the result of increased fuel gross profit along with increased rental revenue and de-icing gross profit. Rental revenue increased by 6.1% and 5.8% for the quarter and nine months ended September 30, 2013, respectively, as compared with the quarter and nine months ended September 30, 2012. De-icing gross profit increased by 90.0% for the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012. GA related-fuel gross profit increased by 4.2% and 3.3% over the same comparable periods.

On a same store basis, total gross profit increased by 6.3% and 5.0% for the quarter and nine months ended September 30, 2013, respectively. On a same store basis, the volume of GA fuel sold increased by 3.5% and 3.2% for the quarter and nine months ended September 30, 2013, respectively. GA average fuel margin increased 1.2% and 1.4% for the same periods, respectively.

Atlantic Aviation seeks to extend FBO leases prior to their maturity and to increase the portfolio’s weighted average lease life. The weighted average lease life was 18.3 years at September 30, 2013 compared with 18.4 years at September 30, 2012.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $6.7 million for the quarter and nine months ended September 30, 2013 and losses on derivative instruments of $2.8 million and $9.0 million for the quarter and nine months ended September 30, 2012, respectively. Excluding the derivative adjustments, interest expense was lower for the quarter and nine months ended September 30, 2013 compared with the quarter and nine months ended September 30, 2012 due to the expiration of interest rate swaps in October of 2012 and a lower principal balance on the business’ term loan.

Excluding interest rate swap breakage fees, cash interest paid was $5.4 million and $12.7 million for the quarter and nine months ended September 30, 2013, respectively, and $12.2 million and $37.3 million for the quarter and nine months ended September 30, 2012, respectively.

Income Taxes

Income generated by Atlantic Aviation is included in our consolidated federal income tax return. The business files state income tax returns in more than 30 states in which it operates. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business.

Results of Operations: Atlantic Aviation – (continued)

At December 31, 2012, Atlantic Aviation had $37.0 million of state NOL carryforwards. State NOL carryforwards are specific to the state in which the NOL was generated and various states impose limitations on the utilization of NOL carryforwards. Therefore, the business may incur state income tax liabilities in the future, even if its consolidated state taxable income is less than $37.0 million.

For 2013, the business expects to pay state income taxes of approximately $2.1 million. The “Provision for income taxes, net of changes in deferred taxes” of $5.6 million for the nine months ended September 30, 2013 in the above table, includes $4.1 million of federal income taxes payable to MIC and $1.5 million of state income taxes. Any current federal income tax liability is expected to be offset in consolidation by the application of NOLs.

MIC Solar

As of October 8, 2013, MIC Solar has invested in five solar photovoltaic (“solar PV”) power generation facilities that are expected to have an aggregate generating capacity of 57 megawatts. The facilities are located in the southwest United States, two in Arizona, one in Texas and two in California.

Solar PV technologies utilize arrays of solar panels often spanning hundreds of acres to convert energy from sunlight into electricity. The electricity is fed directly into the regional electric grid. These technologies are expected to produce predictable amounts of electricity.

MIC Solar sells the electricity generated by its facilities at a fixed price to local electric utilities pursuant to long-term (20-25 years) power purchase agreements (“PPAs”). Accordingly, revenue is predictable over the term of the PPA. The PPAs have volume based charges, some of which have fixed or CPI-linked escalators.

Following construction, the primary ongoing business expense is the operations and maintenance cost (“O&M”) of the facility. MIC Solar has entered into long-term, fixed annual cost O&M contracts with various service providers. Accordingly, its operating costs are predictable as well. We believe that the combination of predictable revenue stream from credit-worthy off-takers and largely known operating costs provides the business with good visibility into the cash generating capacity of its investments.

MIC Solar owns each project in a common LLC structure with a co-investor who can value the tax benefits of solar projects. The co-investor receives tax benefits disproportionate to its investment during the early years of the investment and typically contributes significantly more capital at acquisition than MIC Solar. MIC Solar receives cash distributions disproportionate to its investment.

For a description of the MIC Solar business, see “Business — MIC Solar Energy Holdings” in Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

The financial results discussed below reflect 100% of the MIC Solar business. As of October 28, 2013, two projects totaling 30 megawatts are fully operational and three projects totaling 27 megawatts are in construction. The projects under construction are expected to be operational before the end of the first quarter of 2014. The discussion below does not include the results of operations of MIC Solar for the quarter and nine months ended September 30, 2012 as MIC Solar did not exist during such periods.

Results of Operations: MIC Solar – (continued)

Key Factors Affecting Operating Results:

•	30 megawatts currently in operations and generating as expected; and
•	acquisition-related costs for three projects under construction.

	Quarter Ended September 30,	Nine Months Ended September 30,
	2013	2013
	$	$
	($ In Thousands) (Unaudited)
Contracted revenue	2,649	7,167
Cost of revenue	396	1,058
Gross profit	2,253	6,109
Selling, general and administrative expenses	2,296	2,875
Depreciation	2,096	5,174
Operating loss	(2,139)	(1,940)
Interest expense, net(1)	(897)	(2,121)
Other income, net	248	2,353
Benefit (provision) for income taxes	27	(1,175)
Noncontrolling interest	4,010	4,125
Net income	1,249	1,242
Reconciliation of net income to EBITDA excluding non-cash items:
Net income	1,249	1,242
Interest expense, net(1)	897	2,121
(Benefit) provision for income taxes	(27)	1,175
Depreciation	2,096	5,174
Other non-cash income	(4,010)	(6,555)
EBITDA excluding non-cash items	205	3,157
EBITDA excluding non-cash items	205	3,157
Interest expense, net(1)	(897)	(2,121)
Amortization of debt financing costs(1)	3	8
Changes in working capital	(1,256)	(15,954)
Cash used in operating activities	(1,945)	(14,910)
Changes in working capital	1,256	15,954
Free cash flow	(689)	1,044

(1)	Interest expense, net, includes non-cash amortization of deferred financing fees.

Gross Profit

MIC Solar generated gross profit in-line with expectations with respect to both revenues from PPAs and O&M expenses.

Selling, General and Administrative Expense

Selling, general, and administrative expenses are comprised primarily of acquisition-related fees, professional fees, and insurance expense. Selling, general and administrative expenses for the quarter and nine months ended September 30, 2013 include acquisition-related expenses of $2.0 million and $2.1 million, respectively, that could not be capitalized, primarily for the three projects under construction.

Interest Expense, Net

Cash interest paid was $1.3 million and $1.9 million for the quarter and nine months ended September 30, 2013, respectively.

Results of Operations: MIC Solar – (continued)

Income Taxes

The five projects that comprise MIC Solar are, or will upon substantial completion, be held in LLCs, treated as partnerships for income tax purposes, with a co-investor. Each project’s taxable income for the first five years is expected to be a loss due to accelerated depreciation, with 99% of the taxable loss, subject to certain adjustments that are not expected to be significant, allocated to the co-investor. Accordingly, these projects should have a nominal effect on MIC’s consolidated current taxable income for at least the first five years of each project.

The projects do not pay federal or state income taxes on a standalone basis, as the projects are treated as a partnership for tax purposes, with each member paying federal and state income taxes based on their allocated taxable income.

For 2013, MIC expects its allocated share of the taxable income from the two investments currently in operations to be a loss of approximately $461,000. MIC’s allocated share of the taxable income from the projects under construction are expected to be nominal.

Corporate & Other

The financial results below reflect Corporate and Other’s performance during the periods below.

	Quarter Ended September 30,		Change Favorable/(Unfavorable)		Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2013	2012			2013	2012
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Base management fees	8,336	5,844	(2,492)	(42.6)	23,524	15,599	(7,925)	(50.8)
Performance fees	6,906	23,509	16,603	70.6	53,388	23,509	(29,879)	(127.1)
Selling, general and administrative expenses	1,278	2,005	727	36.3	4,987	9,221	4,234	45.9
Operating loss	(16,520)	(31,358)	14,838	47.3	(81,899)	(48,329)	(33,570)	(69.5)
Interest income	22	107	(85)	(79.4)	152	111	41	36.9
Other expense, net	—	(23)	23	100.0	(16)	(75)	59	78.7
Benefit for income taxes	4,104	11,480	(7,376)	(64.3)	22,409	12,631	9,778	77.4
Noncontrolling interest	(1,678)	(1,556)	(122)	(7.8)	(2,157)	(2,144)	(13)	(0.6)
Net loss(1)	(14,072)	(21,350)	7,278	34.1	(61,511)	(37,806)	(23,705)	(62.7)
Reconciliation of net loss to EBITDA excluding non-cash items:
Net loss(1)	(14,072)	(21,350)			(61,511)	(37,806)
Interest income	(22)	(107)			(152)	(111)
Benefit for income taxes	(4,104)	(11,480)			(22,409)	(12,631)
Base management fees to be settled/settled in LLC interests	8,336	5,844			23,524	15,599
Performance fees to be settled/settled in LLC interests	6,906	23,509			53,388	23,509
Other non-cash expense	1,862	1,709			2,697	2,592
EBITDA excluding non-cash items	(1,094)	(1,875)	781	41.7	(4,463)	(8,848)	4,385	49.6
EBITDA excluding non-cash items	(1,094)	(1,875)			(4,463)	(8,848)
Interest income	22	107			152	111
Benefit for income taxes, net of changes in deferred taxes	218	1,216			7,661	4,513
Changes in working capital	373	(1,788)			(7,668)	(4,627)
Cash used in operating activities	(481)	(2,340)			(4,318)	(8,851)
Changes in working capital	(373)	1,788			7,668	4,627
Free cash flow	(854)	(552)	(302)	(54.7)	3,350	(4,224)	7,574	179.3

(1)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.

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

	For the Quarter Ended September 30, 2013
($ in Thousands) (Unaudited)	IMTT 50%	Hawaii Gas	District Energy 50.01%	Atlantic Aviation	MIC Solar(2)	MIC Corporate	Propor- tionately Combined(1)	IMTT 100%	District Energy 100%	MIC Solar 100%
Gross profit	35,438	17,239	2,942	82,645	1,488	N/A	139,752	70,875	5,883	2,253
EBITDA excluding non-cash items	31,810	12,879	3,636	38,306	(470)	(1,094)	85,067	63,620	7,271	205
Free cash flow	16,581	9,154	2,475	30,774	(1,083)	(854)	57,047	33,162	4,950	(689)

	For the Quarter Ended September 30, 2012
($ in Thousands) (Unaudited)	IMTT 50%	Hawaii Gas	District Energy 50.01%	Atlantic Aviation	MIC Solar	MIC Corporate	Propor- tionately Combined(1)	IMTT 100%	District Energy 100%	MIC Solar 100%
Gross profit	31,590	16,676	3,394	78,069	N/A	N/A	129,728	63,179	6,786	N/A
EBITDA excluding non-cash items	27,955	12,632	4,019	33,893	N/A	(1,875)	76,624	55,909	8,037	N/A
Free cash flow	12,689	(440)	2,675	17,679	N/A	(552)	32,050	25,377	5,348	N/A

	For the Nine Months Ended September 30, 2013
($ in Thousands) (Unaudited)	IMTT 50%	Hawaii Gas	District Energy 50.01%	Atlantic Aviation	MIC Solar(2)	MIC Corporate	Propor- tionately Combined(1)	IMTT 100%	District Energy 100%	MIC Solar 100%
Gross profit	109,756	54,803	6,609	240,118	3,864	N/A	415,150	219,511	13,216	6,109
EBITDA excluding non-cash items	98,552	40,005	8,107	109,169	1,065	(4,463)	252,435	197,104	16,210	3,157
Free cash flow	45,926	25,583	5,315	85,761	(263)	3,350	165,671	91,851	10,627	1,044

Summary of Our Proportionately Combined Results – (continued)

	For the Nine Months Ended September 30, 2012
($ in Thousands) (Unaudited)	IMTT 50%	Hawaii Gas	District Energy 50.01%	Atlantic Aviation	MIC Solar	MIC Corporate	Propor- tionately Combined(1)	IMTT 100%	District Energy 100%	MIC Solar 100%
Gross profit	96,484	53,451	7,775	230,863	N/A	N/A	388,572	192,967	15,546	N/A
EBITDA excluding non-cash items	86,127	41,262	9,141	99,379	N/A	(8,848)	227,060	172,253	18,278	N/A
Free cash flow	50,268	16,165	5,942	51,422	N/A	(4,224)	119,573	100,535	11,882	N/A

N/A — Not applicable.

(1)	Proportionately combined free cash flow is equal to the sum of free cash flow attributable to MIC's ownership interest in each of its operating businesses and MIC Corporate.
(2)	Proportionately combined free cash flow for MIC Solar is equal to the sum of free cash flow attributable to MIC Solar's ownership interest in each of its operating projects.

Liquidity and Capital Resources

Consolidated

Our primary cash requirements include normal operating expenses, debt service, debt principal payments, payments of dividends and capital expenditures. Our primary source of cash is operating activities, although we may draw on credit facilities for capital expenditures, issue additional LLC Interests or sell assets to generate cash.

As described above, in May of 2013 we completed an underwritten public offering and sale of 3,889,875 LLC Interests and Atlantic Aviation entered into new term loan and revolving credit facilities. Net proceeds of the equity offering of approximately $217.8 million, along with cash on hand and proceeds of the new Atlantic Aviation term loan facility were used to fully repay the outstanding balance on the long-term debt previously in place at Atlantic Aviation.

We believe that our operating businesses will have sufficient liquidity and capital resources to meet future requirements, including servicing long-term debt obligations and making distributions to MIC. We base our assessment of the sufficiency of the liquidity and capital resources on the assumptions that:

•	our businesses and investments overall generate, and are expected to continue to generate, significant operating cash flow;
•	the ongoing capital expenditures associated with our businesses are readily funded from their respective operating cash flow or available debt facilities; and
•	we will be able to refinance, extend and/or repay the principal amount of maturing long-term debt on terms that can be supported by our businesses.

Historically, we have capitalized our businesses in large part using project-finance style debt. Project-finance style debt is generally limited-recourse, floating rate, non-amortizing bank debt with a medium term maturity of between five and seven years. Typically, we have sought to ensure that the debt at each business was non-recourse to MIC and that there was no cross-collateralization or cross-guarantees of any debt between our businesses.

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

Liquidity and Capital Resources: Consolidated – (continued)

At September 30, 2013, we had no debt at the MIC holding company level. We may in the future consider borrowing money at the MIC holding company level in circumstances where the cost of capitalizing our businesses, collectively, or the terms and covenants available could be improved as a result. Our use of debt instruments at the holding company level or otherwise depends on multiple factors including but not limited to: the condition of the debt capital markets; the operating performance of our businesses and investments; the near and long term capital needs of our businesses; our ability to stagger debt maturities across our portfolio; and, where applicable, our express or implied debt ratings.

Our financing strategy involves ensuring that we and our businesses maintain appropriate liquidity and access to capital markets, managing our net exposure to floating interest rate volatility, and maintaining a balanced spectrum of debt maturities. Within these parameters, we seek to optimize our borrowing costs and the terms and covenants of our debt facilities.

Analysis of Consolidated Historical Cash Flows from Operations

	Nine Months Ended September 30,		Change Favorable/ (Unfavorable)
	2013	2012
($ In Thousands)	$	$	$	%
Cash provided by operating activities	127,760	164,583	(36,823)	(22.4)
Cash (used in) provided by investing activities	(66,037)	31,153	(97,190)	NM
Cash used in financing activities	(120,056)	(67,725)	(52,331)	(77.3)

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

The decrease in consolidated cash provided by operating activities for the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012 was primarily due to:

•	larger cash distribution received from IMTT during the nine months ended September 30, 2012; and
•	working capital requirements for vendor payments at MIC Solar; partially offset by
•	lower cash interest paid due to the expiration of interest rate swaps in October of 2012, lower principal balances on the term loan debt and improved results at Atlantic Aviation;
•	interest rate swap breakage fees of $8.7 million paid at Hawaii Gas during the quarter ended September 30, 2012 in connection with the refinance of the business’ long-term debt facilities; and
•	decreased legal and professional fees incurred at the holding company level.

Distributions from IMTT are reflected in our consolidated cash provided by operating activities only up to our cumulative 50% share of IMTT’s earnings recorded since our investment in IMTT. Cumulative distributions in excess of this are reflected in our consolidated cash from investing activities as a return of investment in unconsolidated business.

Investing Activities

The change in consolidated cash used in investing activities for the nine months ended September 30, 2013 compared with cash provided by investing activities for the nine months ended September 30, 2012 was primarily due to:

•	distribution received from IMTT in June of 2012 being classified as a return of investment;

Liquidity and Capital Resources: Consolidated – (continued)

•	increase in capital expenditures primarily made by MIC Solar, Hawaii Gas and Atlantic Aviation;
•	investment in two solar construction projects during the nine months ended September 30, 2013; and
•	proceeds received from the sale of an FBO during 2012.

Financing Activities

The increase in consolidated cash used in financing activities for nine months ended September 30, 2013 compared with the nine months ended September 30, 2012 was primarily due to:

•	increased debt principal payments primarily result of principal pay down in connection with the refinancing of the long-term debt at Atlantic Aviation; and
•	increase in dividends paid to our shareholders; partially offset by
•	cash received from equity offering, net of offering costs; and
•	contribution from noncontrolling interest for MIC Solar.

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

	Nine Months Ended September 30,		Change Favorable/ (Unfavorable)
	2013	2012
($ In Thousands)	$	$	$	%
Cash provided by operating activities	156,399	148,971	7,428	5.0
Cash used in investing activities	(120,065)	(96,538)	(23,527)	(24.4)
Cash used in financing activities	(37,737)	(104,077)	66,340	63.7

Operating Activities

Cash provided by operating activities at IMTT is generated primarily from storage rentals and ancillary services that are billed monthly, primarily in advance. Cash used in operating activities is mainly for payroll and benefits costs, maintenance and repair of fixed assets, utilities and professional services, interest payments and payments to tax jurisdictions.

Cash provided by operating activities increased for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, primarily as a result of:

•	improved operating results; partially offset by
•	a tax payment in January of 2013 that was deferred from 2012 as a result of a postponement of time to pay, granted to tax payers by the IRS due to Hurricane Isaac; and
•	higher cash interest payments due to a higher drawn debt balance.

Investing Activities

Cash used in investing activities primarily relates to capital expenditures which were higher for the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012. Total cash capital expenditures increased from $95.4 million for the nine months ended September 30, 2012 to $119.7 million for the nine months ended September 30, 2013, primarily due to the increase in maintenance capital expenditures. Total capital expenditures, on an accrual basis, increased from $94.2 million for the nine months ended September 30, 2012 to $98.2 million for the nine months ended September 30, 2013.

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

Maintenance and Environmental Capital Expenditure

IMTT incurs maintenance capital expenditures to prolong the useful lives of existing assets and environmental capital expenditures to comply with regulatory requirements. Maintenance capital expenditures include spending to maintain the current functionality of storage tanks, piping and dock facilities while environmental capital expenditures are principally in relation to containment and remediation.

During the nine months ended September 30, 2013 and 2012, IMTT incurred $60.5 million and $30.7 million, respectively, on maintenance and environmental capital expenditures, of which $16.4 million in 2013 was associated with repairs to the Bayonne terminal as a result of damage from Hurricane Sandy. Some of this expenditure was reimbursed from insurance; however, the business has chosen to make improvements to Bayonne while repairing the associated damage. The classification of capital expenditures as either growth or maintenance is the subject of ongoing review and discussions between MIC and its co-investor in IMTT.

The balance of the increase is primarily related to the increased volume of tanks currently out of service and undergoing planned cleaning and inspections, the replacement of fire protection equipment, work on docks in California required by state seismic regulations, and a number of projects that could not be completed in 2012 due to Hurricane Sandy.

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

Growth Capital Expenditure

IMTT incurred growth capital expenditures of $37.7 million and $63.5 million for the nine months ended September 30, 2013 and 2012, respectively.

In the nine months ended September 30, 2013, IMTT brought into service projects which are estimated to have a total cost of $17.8 million. Together with the $124.0 million of projects completed in 2012, the combined completed projects are expected to contribute $25.4 million of annualized gross profit and EBITDA as outlined in the table below. Notwithstanding that these assets have been placed in service, as at September 30, 2013, an additional $7.2 million is anticipated to be spent on these projects.

	Anticipated Incremental Gross Profit/EBITDA	Anticipated Cumulative Gross Profit/EBITDA
2012	$3.8 million	$3.8 million
2013	20.8 million	24.6 million
2014	0.8 million	25.4 million

At September 30, 2013, IMTT had growth projects with an estimated total cost of $38.1 million underway, including $9.7 million of support infrastructure projects. The projects are expected to generate an additional $7.1 million of annualized gross profit and EBITDA as outlined in the table below. To date, $8.7 million has been spent on these projects.

Liquidity and Capital Resources: IMTT – (continued)

	Anticipated Incremental Gross Profit/EBITDA	Anticipated Cumulative Gross Profit/EBITDA
2013	$1.0 million	$1.0 million
2014	5.1 million	6.1 million
2015	1.0 million	7.1 million

The business is currently evaluating projects with estimated capital expenditures in excess of $100.0 million. Returns on these projects are anticipated to be in line with historical levels.

Support infrastructure is growth capital expenditure that does not directly generate incremental gross profit or EBITDA as it has no contractual revenue stream associated with it. However, it does facilitate the ongoing operations of IMTT. Examples of such projects include new docks and berths, new trucks, new truck racks and other inter-modal transport facilities, new or improved pumps, piping and other assets.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2013 compared with cash used in financing activities for the nine months ended September 30, 2012 reflects a lower level of distributions to shareholders, partially offset by a lower level of net borrowings.

At September 30, 2013, the balance on IMTT’s total debt facilities was $940.7 million. This consisted of $336.3 million in letter of credit backed tax-exempt bonds, $180.3 million in bank owned tax-exempt bonds, $399.9 million in revolving credit facilities and $24.2 million in shareholder loans. The weighted average interest rate of the outstanding debt facilities, including any interest rate swaps and fees associated with outstanding letters of credit was 4.23%. Cash interest paid was $30.6 million and $25.7 million for the nine months ended September 30, 2013 and 2012, respectively.

Subsequent to the financial close of the revolving credit facility on February 15, 2013, IMTT has added additional lenders to the syndicate and increased the capacity of the facility from $1,040.0 million to $1,302.5 million. The undrawn balance of the revolving credit facility as of September 30, 2013 was $559.3 million.

The financial covenant requirements under IMTT’s revolving credit facility, and the calculation of these measures at September 30, 2013, were as follows:

•	Leverage Ratio < 5.00x (default threshold). The ratio at September 30, 2013 was 3.66x.
•	Interest Coverage Ratio > 3.00x (default threshold). The ratio at September 30, 2013 was 5.95x.

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

Hawaii Gas

	Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2013	2012
($ In Thousands)	$	$	$	%
Cash provided by operating activities	27,110	22,523	4,587	20.4
Cash used in investing activities	(15,389)	(11,305)	(4,084)	(36.1)
Cash (used in) provided by financing activities	(103)	7,320	(7,423)	(101.4)

Liquidity and Capital Resources: Hawaii Gas – (continued)

Operating Activities

The principal source of cash provided by operating activities is customer receipts. The business incurs payments for fuel, materials, pipeline repairs, vendor services and supplies, payroll and benefit costs, revenue- based taxes and payment of administrative costs. Customers are generally billed monthly and make payments on account. Vendors and suppliers generally bill the business when services are rendered or when products are shipped.

The increase in cash provided by operating activities for the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012 was driven primarily by $8.7 million in interest rate swap breakage fees incurred in 2012 as part of the debt refinance, partially offset by higher feedstock and materials inventory at the end of the current period.

Investing Activities

Cash used in investing activities is composed primarily of capital expenditures. Capital expenditures are funded by drawing on credit facilities as well as cash from operating activities.

The following table sets forth information about capital expenditures at Hawaii Gas ($ in thousands):

	Maintenance	Growth
Nine months ended September 30, 2013, accrual basis	$5,337	$9,093
Change in accrued capital expenditure balance from December 31, 2012	671	301
Nine months ended September 30, 2013, cash basis	$6,008	$9,394
Nine months ended September 30, 2012, accrual basis	$5,241	$5,073
Change in accrued capital expenditure balance from December 31, 2011	601	456
Nine months ended September 30, 2012, cash basis	$5,842	$5,529
2013 full year projected	$8.3 million	$10.1 million

Maintenance Capital Expenditure

Maintenance capital expenditures include replacement of pipeline sections, upkeep of the business’ transmission system and SNG plant, repainting or renovations to buildings and other property and the purchase of replacement equipment.

Projected maintenance capital expenditures for the year ended December 31, 2013 increased from the previous amount disclosed in the Quarterly Report on Form 10-Q for the six months ended June 30, 2013 due to the business’ plan to purchase vehicles that were previously leased.

Growth Capital Expenditure

Growth capital expenditures include the purchase of meters, regulators and propane tanks for new customers, the cost of installing pipelines for new residential and commercial construction, new product initiatives, the renewable natural gas plant and the expansion of gas storage and transportation facilities.

Growth capital expenditures for the nine months ended September 30, 2013 were higher compared with the nine months ended September 30, 2012 driven mainly by propane storage expansion projects, meter and regulator purchases and LNG initiatives.

Projected growth capital expenditures for the year ended December 31, 2013 decreased from the previous amount disclosed in the Quarterly Report on Form 10-Q for the six months ended June 30, 2013 due to the delay in the completion of the storage expansion project, which is expected to be completed in early 2014.

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

Liquidity and Capital Resources: Hawaii Gas – (continued)

Financing Activities

The main drivers of cash provided by financing activities are drawings on facilities for capital expenditures and working capital needs. At September 30, 2013, the balance on the business’ debt facilities consisted of $180.0 million in term loan and senior secured note borrowings. Cash provided by financing activities during the nine months ended September 30, 2012 reflects the drawdown of the capital expenditure facility of $10.0 million, offset partially by refinance costs. During the first quarter of 2013, the business borrowed $20.0 million from its revolving credit facility for working capital requirements related to imports on foreign LPG cargos and to fund a portion of its capital expenditures. The full amount was repaid during the second quarter of 2013.

The operating company has issued $100.0 million of 10-year, non-amortizing senior secured notes. The notes bear interest at a fixed rate of 4.22%. The operating company has also entered into a $60.0 million, 5-year senior secured revolving credit facility that is currently undrawn. This facility bears interest at LIBOR + 1.50%. The holding company has entered into an $80.0 million, 5-year, non-amortizing senior secured term loan agreement. The interest rate floats at LIBOR + 2.25%. The floating rate has been fixed for 4 years at 0.64% using an interest rate swap, resulting in a fixed all in rate of 2.89%. The weighted average interest rate of the outstanding debt facilities, including the interest rate swap, was 3.63% at September 30, 2013. Cash interest paid was $6.2 million and $5.5 million for the nine months ended September 30, 2013 and 2012, respectively.

The financial covenants precluding distributions under each of the business’ credit facilities discussed above are as follows:

•	12 month backward interest coverage ratio less than 3.0x; and
•	Leverage ratio (total indebtedness to capitalization ratio) for any fiscal quarter greater than 65.0%.

At September 30, 2013, the 12 month backward interest coverage ratio was 8.73x at the holding company and 13.98x at the operating company. The leverage ratio at September 30, 2013 was 60.31% at the holding company and 33.63% at the operating company.

Additionally, the HPUC requires the consolidated debt to total capital for the holding company to be less than 65% and that $20.0 million in cash resources be readily available at Hawaii Gas or MIC. At September 30, 2013, the debt to total capital ratio was 60.31% and $20.0 million in cash resources was readily available.

For a description of the material terms of Hawaii Gas’ credit facilities, see Note 10 “Long-Term Debt” in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

District Energy

The following analysis represents 100% of the cash flows of District Energy.

	Nine Months Ended September 30,		Change Favorable/ (Unfavorable)
	2013	2012
($ In Thousands)	$	$	$	%
Cash provided by operating activities	8,560	11,071	(2,511)	(22.7)
Cash used in investing activities	(559)	(1,091)	532	48.8
Cash used in financing activities	(7,263)	(4,353)	(2,910)	(66.9)

Liquidity and Capital Resources: District Energy – (continued)

Operating Activities

Cash provided by operating activities is driven primarily by customer receipts for services provided and leased equipment payments received (including non-revenue lease principal). Cash used in operating activities is driven by the timing of payments for electricity, vendor services or supplies and the payment of payroll and benefit costs. Cash provided by operating activities was lower as a result of lower operating results and unfavorable working capital movements for the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012. The unfavorable movement for the nine months ended September 30, 2013 resulted from the timing of customer payments received and the timing of equipment lease payments received.

Cash from operating activities includes non-revenue lease principal, which is the principal portion of lease payments received from equipment leases with various customers. This is not included in EBITDA excluding non-cash items, as there is no impact on net income. Non-revenue lease principal was $2.8 million and $2.6 million for the nine months ended September 30, 2013 and 2012, respectively.

Investing Activities

Cash used in investing activities mainly comprises capital expenditures, which are generally funded by drawing on available facilities and cash from operations. Cash used in investing activities for the nine months ended September 30, 2013 and 2012 primarily funded system maintenance and growth capital expenditures for new customer connections.

The following table sets forth information about District Energy’s capital expenditures ($ in thousands):

	Maintenance	Growth
Nine months ended September 30, 2013, accrual basis	$312	$44
Change in accrued capital expenditure balance from December 31, 2012	147	56
Nine months ended September 30, 2013, cash basis	$459	$100
Nine months ended September 30, 2012, accrual basis	$642	$547
Change in accrued capital expenditure balance from December 31, 2011	(68)	(29)
Nine months ended September 30, 2012, cash basis	$574	$518
2013 full year projected	$900,000	$380,000

Maintenance Capital Expenditure

The business expects to spend approximately $1.0 million per year on capital expenditures relating to the replacement of parts, system reliability, customer service and minor system modifications. Maintenance capital expenditures will be funded from available facilities and cash from operating activities. These expenditures were lower during the nine months ended September 30, 2013 due to the timing of spend on ordinary course maintenance projects.

Growth Capital Expenditure

Growth capital expenditures were lower during the nine months ended September 30, 2013 due to the timing of spend related to connecting new customers. New customers will sometimes reimburse the business for a substantial portion of expenditures related to connecting them to the business’ system, thereby reducing the impact of this element of capital expenditure.

Financing Activities

At September 30, 2013, the balance on the business’ debt facilities consisted of a $150.0 million term loan facility and a $8.0 million capital expenditure facility. The weighted average interest rate on the debt facilities, including the interest rate swaps and fees associated with outstanding letters of credit at September 30, 2013, was 6.01%. Cash interest paid was $7.3 million and $7.5 million for the nine months ended September 30, 2013 and 2012, respectively.

Liquidity and Capital Resources: District Energy – (continued)

The increase in cash used in financing activities was primarily due to the mandatory debt principal payments that commenced during the third quarter of 2012 and increased distributions paid to the noncontrolling interest shareholders.

In accordance with the terms of its loan agreement, District Energy is applying 100% of its excess cash flow generated during the third quarter of 2012 and thereafter, to pay a portion of its debt facilities through the maturity of these facilities in September of 2014. These principal payments are applied to the capital expenditure facility first followed by the term loan facility. The business paid $6.4 million to its lenders during the nine months ended September 30, 2013 and an additional $4.9 million during October of 2013 bringing the principal balance outstanding to $153.1 million.

At September 30, 2013, the business classified the outstanding balance of $158.0 million relating to its debt in the current portion of long-term debt in the balance sheet, as its debt facilities mature in September of 2014. The Company has selected an advisor and commenced work to refinance its debt facilities and is expected to be completed during the first half of 2014 subject to market conditions.

The financial covenants triggering distribution lock-up or default under the business’ credit facility are as follows:

•	Backward Interest Coverage Ratio < 1.5x (distribution lock-up) and < 1.2x (default). The ratio at September 30, 2013 was 2.16x.
•	Leverage Ratio (funds from operations less interest expense to net debt) for the previous 12 months less than 6.0% (distribution lock-up) and 4.0% (default). The ratio at September 30, 2013 was 7.99%.

For a description of the material terms of District Energy’s credit facilities, see Note 10, “Long-Term Debt”, in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Atlantic Aviation

	Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2013	2012
($ In Thousands)	$	$	$	%
Cash provided by operating activities	92,293	61,920	30,373	49.1
Cash used in investing activities	(16,204)	(7,350)	(8,854)	(120.5)
Cash used in financing activities(1)	(277,450)	(22,977)	(254,473)	NM

NM — Not meaningful

(1)	During the quarter ended June 30, 2013, we provided Atlantic Aviation with a capital contribution of $237.0 million to pay down the term loan debt. This contribution has been excluded from the above table as it is eliminated on consolidation.

Operating Activities

Cash provided by operating activities at Atlantic Aviation is generated from sales transactions primarily paid by credit cards. Some customers are provided extended payment terms and are billed accordingly. Cash used in operating activities is mainly for payments to vendors of fuel and professional services, as well as payroll costs and payments to tax jurisdictions.

Cash provided by operating activities increased during the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012 primarily due to:

•	lower cash interest paid due to the expiration of interest rate swaps in October of 2012 and lower principal balance on the term loan debt; and
•	improved operating results; partially offset by
•	timing of various payments.

Liquidity and Capital Resources: Atlantic Aviation – (continued)

Investing Activities

Cash used in investing activities relates primarily to cash used for acquisitions and capital expenditures. Cash provided by investing activities relates primarily to proceeds from the sale of FBOs. Cash used in investing activities increased during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to the sale of an FBO in the prior year that did not recur and an increase in growth capital expenditures.

The following table sets forth information about capital expenditures at Atlantic Aviation ($ in thousands):

	Maintenance	Growth
Nine months ended September 30, 2013, accrual basis	$5,248	$11,371
Change in accrued capital expenditure balance from December 31, 2012	250	(614)
Nine months ended September 30, 2013, cash basis	$5,498	$10,757
Nine months ended September 30, 2012, accrual basis	$7,949	$4,532
Change in accrued capital expenditure balance from December 31, 2011	214	285
Nine months ended September 30, 2012, cash basis	$8,163	$4,817
2013 full year projected	$11.4 million	$20.0 million

Maintenance Capital Expenditure

Maintenance capital expenditures include repainting, replacing equipment as necessary and any ongoing environmental or required regulatory expenditure. These expenditures are generally funded from cash flow from operating activities. Maintenance capital expenditures were lower for the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012 due to timing of spend on ordinary course maintenance projects.

Growth Capital Expenditure

Growth capital expenditures are incurred where the business acquires new assets. Historically, these expenditures have included development of hangars, terminal buildings and ramp upgrades. The business is also currently looking to increase its growth capital expenditures on fuel supply chain logistics at some of the airports at which it operates.

Growth capital expenditures during the nine months ended September 30, 2013 related primarily to upgrades of certain facilities that are designed to improve the capabilities and amenities of these facilities and investments in fuel supply chain logistics. Atlantic Aviation expects growth capital expenditures to increase in 2013 compared with 2012 primarily due to these upgrades and investments.

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

Liquidity and Capital Resources: Atlantic Aviation – (continued)

In conjunction with the refinancing, MIC contributed $237.0 million of equity to Atlantic Aviation to partially repay Atlantic Aviation’s existing debt facilities, as discussed further in Note 7, “Long-Term Debt” and Note 9, “Members’ Equity”.

At September 30, 2013, the balance on Atlantic Aviation’s debt facilities included $463.8 million outstanding on the new term loan facility. The revolving credit facility remains undrawn as of September 30, 2013. The facilities bear interest at a rate of LIBOR plus a margin of 2.50% with a minimum LIBOR of 0.75% through the maturity of the term loan in May of 2020 and the maturity of the revolving credit facility in May of 2018.

On July 10, 2013 Atlantic Aviation entered into an interest rate swap where it will pay a fixed rate of 2.198% for one-month U.S. LIBOR on a notional amount of $465.0 million. The swap has an effective date of July 31, 2013 and will terminate on July 31, 2019. This agreement fixes Atlantic Aviation’s interest rate on $465.0 million of indebtedness at 4.698% for 6 years.

For the nine months ended September 30, 2012, Atlantic Aviation had interest rate swaps that hedged 100% of the previous term loan debt by swapping three-month U.S. LIBOR for a fixed rate of 5.1925%. These swaps expired on October 16, 2012 which lowered the all-in rate on the previous term loan from 6.7925% to floating rate of LIBOR + 1.725% through its refinancing on May 31, 2013.

Atlantic Aviation also has stand-alone debt facilities used to fund construction of certain FBOs. At September 30, 2013, the balances on the stand-alone facilities totaled $5.4 million. The interest rates on these stand-alone facilities are fixed at 4.75%.

The current weighted average interest rate of all outstanding debt facilities, including the interest rate swaps, is 4.70%. Cash interest paid was $12.7 million and $37.3 million for the nine months ended September 30, 2013 and 2012, respectively, excluding interest rate swap breakage fees incurred in 2012.

Cash used in financing activities increased primarily due to a larger payment on the principal balance of the term loan debt during the nine months ended September 30, 2013 of $262.0 million, compared with $23.2 million for the nine months ended September 30, 2012.

The financial covenant requirements under Atlantic Aviation’s credit facility, and the calculation of these measures at September 30, 2013, were as follows:

•	Leverage Ratio debt to adjusted EBITDA for the prior four fiscal quarters < 4.75x (default threshold). The ratio at September 30, 2013 was 3.25x.

For a description of the material terms of Atlantic Aviation’s credit facilities, see Note 7, “Long-Term Debt”, in Part I of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

MIC Solar

The following analysis represents 100% of the cash flows of MIC Solar.

Nine Months Ended September 30,
2013
($ In Thousands)	$
Cash used in operating activities	(14,910)
Cash used in investing activities	(33,885)
Cash provided by financing activities(1)	31,420

(1)	During the quarter ended September 30, 2013, we provided MIC Solar with a capital contribution of $14.7 million to acquire two construction projects. This contribution has been excluded from the above table as it is eliminated on consolidation.

Liquidity and Capital Resources: MIC Solar – (continued)

Operating Activities

Cash provided by operating activities is driven primarily by revenue collected from PPA contracts. Cash used in operating activities is driven by the timing of payments out of the restricted cash account for vendor services, leases, insurance, and other routine operating expenses.

Investing Activities

Cash used in investing activities is mainly comprised of growth capital expenditures, which are generally funded by drawing on construction loans and equity contributions from MIC and/or its co-investor. MIC Solar does not expect to incur capital expenditures at its existing sites as all upgrades, replenishments and repairs are covered under the O&M contract.

The following table sets forth information about growth capital expenditures at MIC Solar ($ in thousands):

Growth
Nine months ended September 30, 2013, accrual basis	$28,344
Change in accrued capital expenditure balance from December 31, 2012	(9,125)
Nine months ended September 30, 2013, cash basis	$19,219
2013 full year projected	$41.0 million

Cash used in investing activities for the nine months ended September 30, 2013 relates to the completion of the Presidio, Texas facility and the on-going construction on two projects.

Financing Activities

In general, MIC Solar has used a combination of equity and fixed-rate non-recourse bank loans to finance the construction and commissioning of its solar facilities. During the construction period, the loan is a construction loan and converts to a term loan upon commercial operations. Once the projects have reached commercial operations, MIC Solar repays the bank loan on a fixed amortization schedule. The loans have typical financial and operational covenants, including a historical debt service coverage ratio test. Each of the facilities is financed individually through special purpose entities.

At September 30, 2013, MIC Solar had $82.9 million in term loan debt and $32.6 million in construction loan debt. The weighted average interest rate on the term loan debt was 4.15%. The interest on the construction loan is capitalized to the project cost. Cash interest paid was $1.9 million for the nine months ended September 30, 2013.

The cash provided by financing activities for the nine months ended September 30, 2013 was primarily due to drawdown on construction loan facilities and contribution from noncontrolling interest, partially offset by repayment on debt facilities and distributions to noncontrolling interests.

Commitments and Contingencies

As discussed in Atlantic Aviation “Liquidity and Capital Resources — Financing Activities,” in conjunction with the refinancing of the long-term debt of Atlantic Aviation, MIC contributed $237.0 million of equity to the business. Atlantic Aviation used all of this cash to repay a portion of its outstanding debt. On May 31, 2013, Atlantic Aviation secured a new 7-year term loan of $465.0 million and refinanced the remainder of its long-term debt. At September 30, 2013 Atlantic Aviation’s long-term debt consisted of the fully drawn $465.0 million term loan. This compares with a combined $725.8 million drawn balance on a term loan and a capital expenditure facility at December 31, 2012.

The required amortization of principal on the new term loan facility is equal to 1% of the original principal amount per annum paid in equal quarterly installments with the balance payable at maturity. Under the terms of the prior credit facility, Atlantic Aviation was required to apply all excess cash flow to the repayment of the principal balance during the two years prior to the maturity of the facility. See Note 7, “Long-Term Debt” in Part I of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

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

At September 30, 2013, District Energy classified $158.0 million relating to its debt in the current portion of long-term debt in the balance sheet, as its debt facilities mature in September of 2014. The Company has selected an advisor and commenced work to refinance its debt facilities and is expected to be completed during the first half of 2014 subject to market conditions.

Except as noted above, at September 30, 2013, there had been no material changes in our commitments and contingencies compared with our commitments and contingencies at December 31, 2012, except for the mandatory payment we expect to make under the terms of cash sweep of District Energy’s credit facilities discussed above. See Note 7, “Long-Term Debt”, to our consolidated condensed financial statements in Part I of this Form 10-Q for further discussion.

At September 30, 2013, we did not have any material purchase obligations. For a discussion of our other future obligations, due by period, under the various contractual obligations, off-balance sheet arrangements and commitments, please see “Liquidity and Capital Resources — Commitments and Contingencies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on February 20, 2013.

At September 30, 2013, we did not have any material reserves for contingencies. We have other contingencies occurring in the normal course of business, including pending legal and administrative proceedings that are not reflected at this time as they are not ascertainable.

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

Critical Accounting Policies and Estimates

For critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Our critical accounting policies and estimates have not changed materially from the description contained in our Annual Report.

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

Controls and Procedures

Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED BALANCE SHEETS
($ in Thousands, Except Share Data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$83,043	$141,376
Restricted cash	13,920	3,133
Accounts receivable, less allowance for doubtful accounts of $806 and $875, respectively	65,115	56,553
Inventories	25,330	20,617
Prepaid expenses	9,473	8,908
Deferred income taxes	6,456	6,803
Equipment lease receivables current	13,149	4,448
Other	9,766	12,072
Total current assets	226,252	253,910
Property, equipment, land and leasehold improvements, net	777,067	708,031
Equipment lease receivables non-current	17,285	28,177
Investment in unconsolidated business	86,554	75,205
Goodwill	513,939	514,640
Intangible assets, net	600,345	626,902
Deferred financing costs, net of accumulated amortization	22,030	7,845
Other	5,702	8,984
Total assets	$2,249,174	$2,223,694
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Due to manager-related party	$15,379	$50,253
Accounts payable	28,957	26,499
Accrued expenses	40,978	35,499
Current portion of long-term debt	168,005	106,580
Fair value of derivative instruments	13,336	7,450
Other	18,187	19,049
Total current liabilities	284,842	245,330
Long-term debt, net of current portion	754,685	1,052,584
Deferred income taxes	176,092	169,392
Fair value of derivative instruments	—	5,360
Other	53,733	53,463
Total liabilities	1,269,352	1,526,129
Commitments and contingencies	—	—
Members’ equity:
LLC interests, no par value; 500,000,000 authorized; 53,469,879 LLC interests issued and outstanding at September 30, 2013 and 47,453,943 LLC interests issued and outstanding at December 31, 2012	1,129,950	883,143
Additional paid in capital	21,447	21,447
Accumulated other comprehensive loss	(20,419)	(20,801)
Accumulated deficit	(213,331)	(228,761)
Total members’ equity	917,647	655,028
Noncontrolling interests	62,175	42,537
Total equity	979,822	697,565
Total liabilities and equity	$2,249,174	$2,223,694

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
($ in Thousands, Except Share and Per Share Data)

	Quarter Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenue
Revenue from product sales	$172,169	$166,385	$513,465	$508,468
Revenue from product sales – utility	32,981	35,535	104,095	110,656
Service revenue	57,752	56,214	160,153	160,053
Financing and equipment lease income	817	1,119	2,779	3,448
Total revenue	263,719	259,253	780,492	782,625
Costs and expenses
Cost of product sales	113,974	111,677	340,122	346,778
Cost of product sales – utility	28,142	31,001	89,095	94,497
Cost of services	13,584	15,044	37,030	41,489
Selling, general and administrative	53,669	51,571	154,998	157,301
Fees to manager-related party	15,242	29,353	76,912	39,108
Depreciation	10,039	7,596	28,730	22,704
Amortization of intangibles	8,618	8,800	25,866	25,892
Loss from customer contract termination	—	—	1,626	—
Loss (gain) on disposal of assets	50	(1,706)	226	(1,379)
Total operating expenses	243,318	253,336	754,605	726,390
Operating income	20,401	5,917	25,887	56,235
Other income (expense)
Interest income	39	110	182	116
Interest expense(1)	(15,767)	(15,144)	(31,190)	(39,076)
Loss on extinguishment of debt	—	—	(2,472)	—
Equity in earnings and amortization charges of investee	8,576	6,989	30,327	23,295
Other income, net	829	249	514	245
Net income (loss) before income taxes	14,078	(1,879)	23,248	40,815
(Provision) benefit for income taxes(2)	(5,829)	1,758	(9,241)	(14,698)
Net income (loss)	$8,249	$(121)	$14,007	$26,117
Less: net (loss) income attributable to noncontrolling interests	(2,158)	1,758	(1,423)	2,766
Net income (loss) attributable to MIC LLC	$10,407	$(1,879)	$15,430	$23,351
Basic income (loss) per share attributable to MIC LLC interest holders	$0.20	$(0.04)	$0.31	$0.50
Weighted average number of shares outstanding: basic	53,043,185	46,684,627	50,525,617	46,524,980
Diluted income (loss) per share attributable to MIC LLC interest holders	$0.20	$(0.04)	$0.31	$0.50
Weighted average number of shares outstanding: diluted	53,056,095	46,684,627	50,541,513	46,545,903
Cash dividends declared per share	$0.8750	$0.6875	$2.4375	$1.5125

(1)	Interest expense includes losses on derivative instruments of $8.0 million and $9.6 million for the quarter and nine months ended September 30, 2013, respectively, of which net losses of $344,000 and $1.2 million, respectively, was reclassified from accumulated other comprehensive income. For the quarter and nine months ended September 30, 2012, interest expense includes losses on derivative instruments of $9.4 million and $20.3 million, respectively, of which net losses of $6.1 million and $14.6 million, respectively, was reclassified from accumulated other comprehensive income.
(2)	Includes $137,000 and $463,000 of benefit for income taxes from accumulated other comprehensive income reclassifications for the quarter and nine months ended September 30, 2013, respectively. The quarter and nine months ended September 30, 2012 includes benefit for income taxes of $3.1 million and $6.5 million from accumulated other comprehensive income reclassifications, respectively.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
($ in Thousands)

	Quarter Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net income (loss)	$8,249	$(121)	$14,007	$26,117
Other comprehensive income, net of taxes:
Reclassification of realized losses of derivatives(1)	217	3,070	733	8,252
Translation adjustment(2)	—	—	—	104
Other comprehensive income	217	3,070	733	8,356
Comprehensive income	$8,466	$2,949	$14,740	$34,473
Less: comprehensive (loss) income attributable to noncontrolling interests	(2,054)	1,933	(1,072)	3,364
Comprehensive income attributable to MIC LLC	$10,520	$1,016	$15,812	$31,109

(1)	Reclassification of realized losses of derivatives is composed of (i) pre-tax derivative losses into interest expense of $344,000 and $1.2 million, respectively, and the related tax benefit of $137,000 and $463,000, respectively, in the consolidated condensed statements of operations; and (ii) pre-tax derivative losses as an adjustment to investment in unconsolidated business of $15,000 and $47,000, respectively, and an adjustment to deferred taxes of $5,000 and $16,000, respectively, in the consolidated condensed balance sheet for the quarter and nine months ended September 30, 2013, respectively. For the quarter and nine months ended September 30, 2012, reclassification of realized losses of derivatives is composed of (i) pre-tax derivative losses into interest expense of $6.1 million and $14.6 million, respectively, and the related tax benefit of $3.1 million and $6.5 million, respectively, in the consolidated condensed statements of operations; and (ii) pre-tax derivative losses as an adjustment to investment in unconsolidated business of $87,000 and $261,000, respectively, and an adjustment to deferred taxes of $30,000 and $91,000, respectively, in the consolidated condensed balance sheet.
(2)	Translation adjustment is presented net of taxes of $56,000 for the nine months ended September 30, 2012.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in Thousands)

	Nine Months Ended
	September 30, 2013	September 30, 2012
Operating activities
Net income	$14,007	$26,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	33,751	27,740
Amortization of intangible assets	25,866	25,892
Loss (gain) on disposal of assets	106	(1,803)
Loss from customer contract termination	1,626	—
Equity in earnings and amortization charges of investee	(30,327)	(23,295)
Equity distributions from investee	19,025	77,920
Amortization of debt financing costs	2,892	3,290
Loss on extinguishment of debt	2,434	—
Adjustments to derivative instruments	1,160	(23,680)
Base management fees to be settled/settled in LLC interests	23,524	15,599
Performance fees to be settled/settled in LLC interests	53,388	23,509
Equipment lease receivable, net	2,814	2,595
Deferred rent	197	314
Deferred taxes	6,567	10,459
Other non-cash (income) expenses, net	(743)	2,340
Changes in other assets and liabilities:
Restricted cash	(465)	—
Accounts receivable	(8,524)	(8,882)
Inventories	(3,535)	2,232
Prepaid expenses and other current assets	1,026	395
Due to manager-related party	2	68
Accounts payable and accrued expenses	(13,794)	4,622
Income taxes payable	(819)	727
Other, net	(2,418)	(1,576)
Net cash provided by operating activities	127,760	164,583
Investing activities
Acquisitions of businesses and investments, net of cash acquired	(14,666)	—
Purchases of property and equipment	(51,435)	(25,443)
Proceeds from sale of assets	—	5,625
Return of investment in unconsolidated business	—	50,899
Other, net	64	72
Net cash (used in) provided by investing activities	(66,037)	31,153

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS – (continued)
(Unaudited)
($ in Thousands)

	Nine Months Ended
	September 30, 2013	September 30, 2012
Financing activities
Proceeds from issuance of LLC interests	227,558	—
Proceeds from long-term debt	499,960	191,142
Offering and equity raise costs paid	(11,041)	—
Dividends paid to holders of LLC interests	(82,139)	(47,716)
Contributions received from noncontrolling interests	22,362	—
Distributions paid to noncontrolling interests	(1,652)	(4,286)
Payment of long-term debt	(758,795)	(203,428)
Debt financing costs paid	(18,973)	(2,815)
Change in restricted cash	4,036	—
Payment of notes and capital lease obligations	(1,372)	(622)
Net cash used in financing activities	(120,056)	(67,725)
Net change in cash and cash equivalents	(58,333)	128,011
Cash and cash equivalents, beginning of period	141,376	22,786
Cash and cash equivalents, end of period	$83,043	$150,797
Supplemental disclosures of cash flow information
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$12,331	$1,742
Acquisition of equipment through capital leases	$1,320	$2,624
Issuance of LLC interests to manager for base management fees	$21,487	$13,977
Issuance of LLC interests to manager for performance fees	$90,302	$—
Issuance of LLC interests to independent directors	$640	$571
Taxes paid	$3,493	$3,734
Interest paid	$28,090	$50,863

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

The Company owns its businesses through its wholly-owned subsidiary, Macquarie Infrastructure Company Inc., or MIC Inc. The Company’s businesses operate predominantly in the United States and consist of the following:

•	International Matex Tank Terminals or “IMTT”: a 50% interest in a bulk liquid storage terminal business, which provides bulk liquid storage and handling services at ten marine terminals in the United States and two in Canada and is one of the largest participants in this industry in the U.S., based on storage capacity;
•	Hawaii Gas: a full-service gas energy company processing and distributing gas products and providing related services in Hawaii;
•	District Energy: a 50.01% controlling interest in a district energy business, which operates one of the largest district cooling systems in the U.S., serving various customers in Chicago, Illinois and Las Vegas, Nevada;
•	Atlantic Aviation: an airport services business providing products and services, including fuel and aircraft hangaring/parking, to owners and operators of general aviation aircraft at 62 airports in the U.S.; and
•	MIC Solar: interests in five contracted solar power generation facilities located in the southwest U.S. that are expected to have an aggregate generating capacity of 57 megawatts of wholesale electricity to utilities and a U.S. Air Force base.

2. Basis of Presentation

The unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of consolidated condensed financial statements in conformity with GAAP requires estimates and assumptions. Management evaluates these estimates and assumptions on an ongoing basis. Actual results may differ from the estimates and assumptions used in the financial statements and notes. Operating results for the quarter and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Recently Issued Accounting Standards Adopted

In February of 2013, the Financial Accounting Standards Board, or FASB, issued ASU 2013-02 Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income, which is effective for interim reporting periods beginning on or after December 15, 2012. This guidance requires disclosure by component of other comprehensive income of the amounts reclassified out of accumulated other comprehensive income by component and into net earnings for the reporting period. Since this guidance requires only additional disclosures, the adoption did not have an impact on the Company’s results of operations and financial condition.

3. Income per Share

Following is a reconciliation of the basic and diluted number of shares used in computing income per share:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average number of shares outstanding: basic	53,043,185	46,684,627	50,525,617	46,524,980
Dilutive effect of restricted stock unit grants	12,910	—	15,896	20,923
Weighted average number of shares outstanding: diluted	53,056,095	46,684,627	50,541,513	46,545,903

The effect of potentially dilutive shares for the quarter and nine months ended September 30, 2013 is calculated assuming that the 12,910 restricted stock unit grants provided to the independent directors on May 20, 2013, which will vest during the second quarter of 2014, had been fully converted to shares on those grant dates. The effect of potentially dilutive shares for the nine months ended September 30, 2013 is calculated also assuming that the 18,208 restricted stock unit grants provided to the independent directors on May 31, 2012, which vested during the second quarter of 2013, and the 895 restricted stock unit grants on February 21, 2013, which vested during the second quarter of 2013, had been fully converted to shares on those grant dates.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

4. Acquisitions

MIC Solar Acquisitions

The Company invested in two utility-scale solar photovoltaic contracted power generation facilities in the fourth quarter of 2012, one in Tucson, Arizona (the “Tucson Project”) and one in Presidio, Texas (the “Presidio Project”). These projects are fully operational and have a combined capacity 30 megawatts (“MWac”) of electricity.

During the third quarter of 2013, the Company invested in two additional utility-scale solar photovoltaic contracted power generation facilities, one at Davis Monthan Air Force Base (the “DMAFB Project”) located in Tucson, Arizona, and one in Valley Center, California (the “Valley Center Project”). On October 8, 2013, the Company completed the acquisition of a contracted solar power generation facility located near Ramona, California (“the Ramona Project”). These three projects are under construction and are expected to be operational before the end of the first quarter of 2014. They have a combined generating capacity of 27 megawatts.

At September 30, 2013, the four investments made to that date, called “MIC Solar”, constituted a business segment that meets the threshold of a reportable segment in accordance with U.S. GAAP. Therefore, the results of operations of MIC Solar are reported as a reportable segment for the quarter and nine months ended September 30, 2013 in the accompanying disclosure of segment information.

The projects that comprise MIC Solar are, or will upon substantial completion, be held in LLCs with a co-investor. Each project’s taxable income for the first five years is expected to be a loss due to accelerated depreciation, with 99% of the taxable loss, subject to certain adjustments that are not expected to be significant, allocated to the co-investor. Accordingly, these projects should have a nominal effect on MIC’s consolidated current taxable income for at least the first five years of each project. The projects do not pay federal or state income taxes on a standalone basis, as the projects are treated as a partnership for tax purposes, with each member paying federal and state income taxes based on their allocated taxable income.

MIC will receive certain rights to make decisions over the management and operations of the projects and the Company has determined that it is appropriate to consolidate the project with the co-investor’s interest reflected as a “noncontrolling interest” in the consolidated condensed financial statements.

Acquisition of — Tucson, Arizona

On November 21, 2012, the Company completed the acquisition of the Tucson Project for a purchase price of $59.4 million. This acquisition was funded by a $4.0 million capital investment by the Company and $55.4 million capital contribution from a noncontrolling interest co-investor. At December 31, 2012, this facility was fully operational. During June of 2013, the co-investor made a further investment of $1.7 million into the Tucson Project. This facility is expected to generate approximately 20 megawatts of electricity.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

4. Acquisitions  – (continued)

The acquisition has been accounted for as a business combination. Accordingly, the results of operations of the Tucson Project are included in the consolidated condensed statement of operations since November 21, 2012. The fair value of the assets acquired and liabilities assumed at the date of acquisition was as follows ($ in thousands):

Restricted cash – current	$538
Total current assets	538
Property and equipment	115,597
Restricted cash – non-current	2,219
Total assets acquired	$118,354
Current portion of long-term debt	$1,842
Total current liabilities	1,842
Long-term debt	57,087
Total liabilities assumed	$58,929
Net assets acquired	$59,425

Acquisition of — Presidio, Texas

On December 21, 2012, the Company completed the acquisition of the Presidio Project for a purchase price of $5.4 million, funded by a capital investment by the Company. In January of 2013, the Company entered into an LLC agreement with a noncontrolling interest co-investor who made a capital contribution of $2.0 million during the quarter ended March 31, 2013. During April of 2013, the co-investor made a further investment of $18.6 million, of which $3.4 million was returned to MIC as a return of capital, reducing MIC’s investment in the Presidio Project to $2.0 million. This facility is expected to generate approximately 10 megawatts of electricity.

In connection with the acquisition, the Company assumed $24.3 million in construction financing. This facility in Presidio commenced operations during June of 2013. Prior to operations, the fixed assets of this investment were classified as construction in progress on the consolidated condensed balance sheet. The construction loan was converted to term debt during July of 2013.

The acquisition has been accounted for as a business combination. Accordingly, the results of operations of the Presidio Project are included in the consolidated condensed statement of operations since December 21, 2012. The fair value of the assets acquired and liabilities assumed at the date of acquisition was as follows ($ in thousands):

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

4. Acquisitions  – (continued)

Acquisition of — Davis Monthan Air Force Base, Arizona

On July 19, 2013, the Company completed the acquisition of the DMAFB Project near Tucson, Arizona for a purchase price of $7.9 million. This was funded by a capital investment by the Company. This facility is expected to generate approximately 13 megawatts of electricity. In connection with the acquisition, the Company assumed $22.4 million in construction financing. The DMAFB Project is expected to commence operations during the first quarter of 2014 and therefore the fixed assets of this investment are classified as construction in progress at September 30, 2013 on the consolidated condensed balance sheet. Upon commencement of operations, the construction loan is expected to convert to term debt.

The acquisition has been accounted for as a business combination. Accordingly, the results of operations of the DMAFB Project are included in the consolidated condensed statement of operations starting with the quarter ended September 30, 2013. The fair value of the assets acquired and liabilities assumed at the date of acquisition was as follows ($ in thousands):

Restricted cash – current	$2,708
Total current assets	2,708
Property and equipment	27,593
Total assets acquired	$30,301
Current liabilities	$32
Current portion of long-term debt	321
Total current liabilities	353
Long-term debt	22,040
Total liabilities assumed	$22,393
Net assets acquired	$7,908

Acquisition of — Valley Center, California

On September 20, 2013, the Company completed the acquisition of the Valley Center Project in Valley Center, California for a purchase price of $6.8 million. This was funded by a capital investment by the Company. This facility is expected to generate approximately 7 megawatts of electricity. The Valley Center Project is expected to commence operations during the first quarter of 2014 and therefore the fixed assets of this investment are classified as construction in progress at September 30, 2013 on the consolidated condensed balance sheet.

In connection with the acquisition, the Company entered into a construction loan agreement and drew down $10.2 million. Upon commencement of operations, the construction loan is expected to convert to term debt.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

4. Acquisitions  – (continued)

The acquisition has been accounted for as a business combination. Accordingly, the results of operations of the Valley Center Project are included in the consolidated condensed statement of operations starting with the quarter ended September 30, 2013. The fair value of the assets acquired and liabilities assumed at the date of acquisition was as follows ($ in thousands):

Restricted cash – current	$7,614
Other current assets	7
Total current assets	7,621
Property and equipment	8,846
Deferred financing costs	502
Total assets acquired	$16,969
Current liabilities	$10,211
Total liabilities assumed	$10,211
Net assets acquired	$6,758

Had the Tucson Project and the Presidio Project acquisitions occurred as of January 1, 2012, and the DMAFB Project and Valley Center Project acquisitions occurred as of January 1, 2013, the Company’s consolidated results of operations would not have been materially different. For the nine months ended September 30, 2013 and for the year ended December 31, 2012, the Company recorded transaction related costs of $2.1 million and $1.1 million, respectively, in selling, general, and administrative expense for these investments.

5. Property, Equipment, Land and Leasehold Improvements

Property, equipment, land and leasehold improvements at September 30, 2013 and December 31, 2012 consist of the following ($ in thousands):

	September 30, 2013	December 31, 2012
Land	$4,618	$4,618
Easements	5,624	5,624
Buildings	25,133	24,993
Leasehold and land improvements	340,929	337,632
Machinery and equipment	562,617	503,499
Furniture and fixtures	10,760	10,215
Construction in progress	77,316	41,370
Property held for future use	1,975	1,768
	1,028,972	929,719
Less: accumulated depreciation	(251,905)	(221,688)
Property, equipment, land and leasehold improvements, net	$777,067	$708,031

As discussed in Note 4, “Acquisitions”, the Company acquired $36.4 million and $141.4 million, respectively, in machinery and equipment and construction in progress from the MIC Solar acquisitions during the third quarter of 2013 and fourth quarter of 2012, respectively.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

6. Intangible Assets

Intangible assets at September 30, 2013 and December 31, 2012 consist of the following ($ in thousands):

	September 30, 2013	December 31, 2012
Contractual arrangements	$745,841	$745,841
Non-compete agreements	9,575	9,575
Customer relationships	79,445	79,445
Leasehold rights	2,121	3,330
Trade names	15,671	15,671
Technology	460	460
	853,113	854,322
Less: accumulated amortization	(252,768)	(227,420)
Intangible assets, net	$600,345	$626,902

The goodwill balance as of September 30, 2013 is comprised of the following ($ in thousands):

Goodwill acquired in business combinations, net of disposals	$637,139
Less: accumulated impairment charges	(123,200)
Balance at September 30, 2013	$513,939

The Company tests for goodwill impairment at the reporting unit level on an annual basis on October 1st of each year and between annual tests if a triggering event indicates impairment. There were no triggering events indicating impairment for the nine months ended September 30, 2013.

7. Long-Term Debt

At September 30, 2013 and December 31, 2012, the Company’s consolidated long-term debt comprised the following ($ in thousands):

	September 30, 2013	December 31, 2012
Hawaii Gas	$180,000	$180,000
District Energy	157,987	164,382
Atlantic Aviation	469,193	731,549
MIC Solar	115,510	83,233
Total	922,690	1,159,164
Less: current portion	(168,005)	(106,580)
Long-term portion	$754,685	$1,052,584

On May 31, 2013, Atlantic Aviation FBO Inc. (“AA FBO”) and Atlantic Aviation FBO Holdings LLC (“Holdings”), the direct parent of AA FBO, entered into a credit agreement (the “AA Credit Agreement”), that provides the business with a seven-year, $465.0 million senior secured first lien term loan facility. The interest rate on this term loan facility floats at LIBOR plus 2.50%, with minimum LIBOR of 0.75%. The floating rate has effectively been fixed for 6 years at 4.698% using an interest rate swap. AA FBO and Holdings also entered into a five-year, $70.0 million senior secured first lien revolving credit facility that bears interest at LIBOR plus 2.50%. Proceeds of the term loan facility, together with proceeds from the equity offering discussed in Note 9, “Members’ Equity”, and cash on hand were used to repay all of the amounts outstanding under Atlantic Aviation’s existing credit agreement dated September 27, 2007.

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

Atlantic Aviation also has stand-alone debt facilities used to fund construction at its FBOs. At September 30, 2013, the balances on the stand-alone facilities were $5.4 million. The Company has classified $539,000 relating to the stand-alone debt facilities in the current portion of long-term debt in the consolidated condensed balance sheet at September 30, 2013.

The Company classified $158.0 million relating to District Energy’s debt in the current portion of long-term debt in the consolidated condensed balance sheet at September 30, 2013, as its debt facilities mature in September of 2014. During the nine months ended September 30, 2013 and in October of 2013, District Energy paid $6.4 million and $4.9 million, respectively, to its lenders.

As discussed in Note 4, “Acquisitions”, the Company acquired two solar businesses during the fourth quarter of 2012 and assumed $83.2 million in term loan and construction loan debt. The portion that related to the project at Tucson, Arizona, upon substantial completion in December of 2012, was converted to a term loan. At September 30, 2013, $58.2 million was outstanding, of which $2.9 million was recorded as current portion of long-term debt. The portion that related to the project at Presidio, Texas, was a construction loan that was converted to a term loan in July of 2013. At September 30, 2013, $24.7 million was outstanding on the term loan, of which $953,000 was recorded as current portion of long-term debt.

During the third quarter of 2013, the Company acquired two solar businesses and assumed $22.4 million in construction loan debt from the DMAFB Project acquisition. The construction loan is expected to convert to term debt upon reaching substantial completion of the project. At September 30, 2013, $22.4 million was outstanding on the construction loan debt, of which $646,000 was recorded as current portion of long-term debt.

In connection with the Valley Center Project acquisition, the Company borrowed $10.2 million of construction loan debt, of which $317,000 was recorded as current portion of long-term debt at September 30, 2013. The construction loan is expected to convert to term debt upon reaching substantial completion of the project.

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

At September 30, 2013, the Company had $922.7 million of current and long-term debt, $693.8 million of which was economically hedged with either an interest rate swap or an interest rate cap and $228.9 million of which was unhedged.

Effective February 25, 2009 for Atlantic Aviation and effective April 1, 2009 for the Company’s other businesses, the Company elected to discontinue hedge accounting. In prior periods, when the Company applied hedge accounting, changes in the fair value of derivatives that effectively offset the variability of cash flows on the Company’s debt interest obligations were recorded in other comprehensive income or loss. From the dates that hedge accounting was discontinued, all movements in the fair value of the interest rate swaps are recorded directly through earnings. As interest payments are made, a portion of the other comprehensive

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

8. Derivative Instruments and Hedging Activities  – (continued)

loss recorded under hedge accounting is also reclassified into earnings. The Company will reclassify into earnings $1.1 million of net derivative losses, included in accumulated other comprehensive loss as of September 30, 2013, within the next 12 months.

Excess cash flow generated at District Energy must be applied toward the principal balance of the term loan during the last two years before maturity. District Energy will record additional reclassifications from accumulated other comprehensive loss to interest expense when the business pays down its debt more quickly than anticipated.

As discussed in Note 7, “Long-Term Debt”, Atlantic Aviation entered into a seven-year, $465.0 million senior secured first lien term loan facility credit agreement on May 31, 2013. The interest rate on this term loan facility floats at LIBOR plus 2.50%, with a minimum LIBOR of 0.75%. At September 30, 2013, the term loan had an interest rate cap for $550.0 million notional and will effectively cap LIBOR for this facility at 2.25%. Effective July 31, 2013, Atlantic Aviation entered into an interest rate swap for $465.0 million notional that expires on July 31, 2019. This interest rate swap effectively fixes the interest rate on term loan at 4.698%.

The Company measures derivative instruments at fair value using the income approach which discounts the future net cash settlements expected under the derivative contracts to a present value. These valuations utilize primarily observable (“level 2”) inputs, including contractual terms, interest rates and yield curves observable at commonly quoted intervals.

The Company’s fair value measurements of its derivative instruments and the related location of the liabilities associated with the hedging instruments within the consolidated condensed balance sheets at September 30, 2013 and December 31, 2012 were as follows ($ in thousands):

	Assets (Liabilities) at Fair Value(1)
	Interest Rate Contracts Not Designated as Hedging Instruments
Balance Sheet Location	September 30, 2013	December 31, 2012
Fair value of derivative instruments – non-current assets(2)	$4	$95
Fair value of derivative instruments – non-current assets(3)	622	—
Total interest rate derivative contracts – assets(2)(3)	$626	$95
Fair value of derivative instruments – current liabilities(3)	$(13,336)	$(7,450)
Fair value of derivative instruments – non-current liabilities(3)	—	(5,360)
Total interest rate derivative contracts – liabilities(3)	$(13,336)	$(12,810)

(1)	Fair value measurements at reporting date were made using significant other observable inputs (“level 2”).
(2)	Derivative contracts represent interest rate caps.
(3)	Derivative contracts represent interest rate swaps.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

8. Derivative Instruments and Hedging Activities  – (continued)

The Company’s hedging activities for the quarter and nine months ended September 30, 2013 and 2012 and the related location within the consolidated condensed statements of operations were as follows ($ in thousands):

	Derivatives Not Designated as Hedging Instruments
	Amount of Loss Recognized in Interest Expense for the Quarter Ended September 30,		Amount of Loss Recognized in Interest Expense for the Nine Months Ended September 30,
Financial Statement Account	2013(1)	2012(2)	2013(1)	2012(2)
Interest expense – Interest rate cap	$(38)	$(164)	$(91)	$(164)
Interest expense – Interest rate swaps	(7,998)	(9,204)	(9,492)	(20,088)
Total	$(8,036)	$(9,368)	$(9,583)	$(20,252)

(1)	Net loss recognized in interest expense for the interest rate swap contracts for the quarter and nine months ended September 30, 2013 includes $7.6 million and $8.3 million, respectively, of unrealized derivative losses and $344,000 and $1.2 million, respectively, of derivative losses reclassified from accumulated other comprehensive loss. Net loss recognized in interest expense for the quarter and nine months ended September 30, 2013 also includes $38,000 and $91,000, respectively, of unrealized derivative losses from an interest rate cap contract.
(2)	Net loss recognized in interest expense for the interest rate swap contracts for the quarter and nine months ended September 30, 2012 includes $6.1 million and $14.6 million, respectively, of derivative losses reclassified from accumulated other comprehensive loss and $3.1 million and $5.5 million, respectively, of unrealized derivative losses. Net loss recognized in interest expense for the quarter and nine months ended September 30, 2012 also includes $164,000 of unrealized derivative losses from an interest rate cap contract.

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

Shelf Registration Statement and MIC Direct

On April 8, 2013, the Company filed an automatic shelf registration statement on Form S-3 (“shelf”) with the Securities and Exchange Commission to issue and sell an indeterminate amount of its LLC Interests and debt securities in one or more future offerings. Along with the shelf, the Company filed a prospectus supplement with respect to a dividend reinvestment/direct stock purchase program named “MIC Direct”. The prospectus supplement relates to the issuance of up to 1.0 million additional LLC Interests to participants in MIC Direct. The Company may also choose to fill requests for reinvestment of dividends or share purchases through MIC Direct via open market purchases.

Equity Offering

On May 8, 2013, the Company completed an underwritten public offering and sale of 3,756,500 LLC Interests pursuant to the shelf. On May 16, 2013, the Company sold an additional 133,375 LLC Interests in this offering pursuant to the exercise of the underwriters’ over-allotment option. The Manager, as selling stockholder, sold 3,182,625 LLC Interests as part of this offering.

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

Accumulated Other Comprehensive Loss

The following represents the changes and balances to the components of accumulated other comprehensive loss for the nine months ended September 30, 2013 and 2012.

	Cash Flow Hedges, net of taxes(1)	Post Retirement Benefit Plans, net of taxes	Translation Adjustment, net of taxes(2)	Total Accumulated Other Comprehensive Loss, net of taxes	Noncontrolling Interests	Total Members' Accumulated Other Comprehensive Loss, net of taxes
Balance at December 31, 2011	$(10,337)	$(18,911)	$410	$(28,838)	$1,426	$(27,412)
Reclassification of realized losses of derivatives into earnings	8,252	—	—	8,252	(598)	7,654
Translation adjustment	—	—	104	104	—	104
Balance at September 30, 2012	$(2,085)	$(18,911)	$514	$(20,482)	$828	$(19,654)
Balance at December 31, 2012	$(1,538)	$(20,466)	$514	$(21,490)	$689	$(20,801)
Reclassification of realized losses of derivatives into earnings	733	—	—	733	(351)	382
Balance at September 30, 2013	$(805)	$(20,466)	$514	$(20,757)	$338	$(20,419)

(1)	Reclassification of realized losses of derivatives is composed of (i) pre-tax derivative losses into interest expense of $344,000 and $1.2 million, respectively, and the related tax benefit of $137,000 and $463,000, respectively, in the consolidated condensed statements of operations; and (ii) pre-tax derivative losses as an adjustment to investment in unconsolidated business of $15,000 and $47,000, respectively, and an adjustment to deferred taxes of $5,000 and $16,000, respectively, in the consolidated condensed balance sheet for the quarter and nine months ended September 30, 2013, respectively. For the quarter and nine months ended September 30, 2012, reclassification of realized losses of derivatives is composed of (i) pre-tax derivative losses into interest expense of $6.1 million and $14.6 million, respectively, and the related tax benefit of $3.1 million and $6.5 million, respectively, in the consolidated condensed statements of operations; and (ii) pre-tax derivative losses as an adjustment to investment in unconsolidated business of $87,000 and $261,000, respectively, and an adjustment to deferred taxes of $30,000 and $91,000, respectively, in the consolidated condensed balance sheet.
(2)	Translation adjustment is presented net of taxes of $56,000 for the nine months ended September 30, 2012.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments

The Company’s businesses consist of four reportable segments: Hawaii Gas, District Energy, Atlantic Aviation and MIC Solar. The Company also has a 50% investment in IMTT, which is accounted for using the equity method. Financial information for IMTT’s business as a whole is presented below ($ in thousands):

	As of, and for the Quarter Ended September 30,		As of, and for the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$126,447	$118,601	$383,753	$350,368
Net income	$19,559	$16,384	$67,873	$53,809
Interest expense, net	9,376	10,533	17,099	28,914
Provision for income taxes	15,181	11,631	48,894	37,867
Depreciation and amortization	19,051	16,992	56,109	51,016
Casualty losses, net	200	—	6,700	—
Other non-cash expense	253	369	429	647
EBITDA excluding non-cash items(1)	$63,620	$55,909	$197,104	$172,253
Capital expenditures paid	$29,154	$36,720	$119,652	$95,406
Property, equipment, land and leasehold improvements, net	1,256,643	1,159,773	1,256,643	1,159,773
Total assets balance	1,349,708	1,247,984	1,349,708	1,247,984

(1)	EBITDA consists of earnings before interest, taxes, depreciation and amortization. Non-cash items that are excluded consist of impairments, derivative gains and losses and all other non-cash income and expense items.

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

The Atlantic Aviation business segment derives the majority of its revenues from fuel sales and from other airport services, including de-icing, aircraft hangarage and other aviation services. All of the revenue of Atlantic Aviation is generated at airports in the U.S., of which there were 62 at September 30, 2013.

The revenue from the MIC Solar segment is included in revenue from product sales. As of October 28, 2013, the Company invested in five utility-scale photovoltaic power generation facilities that are located in the southwest United States that are expected to have an aggregate generating capacity of 57 megawatts of wholesale electricity to utilities and a U.S. Air Force base. As of September 30, 2013, the Company had invested in four of these facilities. Owners of solar photovoltaic power generation facilities sell substantially all of the electricity generated from these facilities at a fixed price to electric utilities pursuant to a long-term (typically 20 – 25 years) power purchase agreements. Segment information for MIC Solar is not presented for the period ended September 30, 2012 as all acquisitions were completed subsequently.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

Selected information by segment is presented in the following tables. The tables do not include financial data for the Company’s equity investment in IMTT.

Revenue from external customers for the Company’s consolidated reportable segments was as follows ($ in thousands):

	Quarter Ended September 30, 2013
	Hawaii Gas	District Energy	Atlantic Aviation	MIC Solar	Total Reportable Segments
Revenue from Product Sales
Product sales	$28,488	$—	$141,032	$2,649	$172,169
Product sales – utility	32,981	—	—	—	32,981
	61,469	—	141,032	2,649	205,150
Service Revenue
Other services	—	692	42,166	—	42,858
Cooling capacity revenue	—	5,780	—	—	5,780
Cooling consumption revenue	—	9,114	—	—	9,114
	—	15,586	42,166	—	57,752
Financing and Lease Income
Financing and equipment lease	—	817	—	—	817
	—	817	—	—	817
Total Revenue	$61,469	$16,403	$183,198	$2,649	$263,719

	Quarter Ended September 30, 2012
	Hawaii Gas	District Energy	Atlantic Aviation	Total Reportable Segments
Revenue from Product Sales
Product sales	$26,894	$—	$139,491	$166,385
Product sales – utility	35,535	—	—	35,535
	62,429	—	139,491	201,920
Service Revenue
Other services	—	702	39,409	40,111
Cooling capacity revenue	—	5,613	—	5,613
Cooling consumption revenue	—	10,490	—	10,490
	—	16,805	39,409	56,214
Financing and Lease Income
Financing and equipment lease	—	1,119	—	1,119
	—	1,119	—	1,119
Total Revenue	$62,429	$17,924	$178,900	$259,253

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

	Nine Months Ended September 30, 2013
	Hawaii Gas	District Energy	Atlantic Aviation	MIC Solar	Total Reportable Segments
Revenue from Product Sales
Product sales	$88,993	$—	$417,305	$7,167	$513,465
Product sales – utility	104,095	—	—	—	104,095
	193,088	—	417,305	7,167	617,560
Service Revenue
Other services	—	2,139	124,535	—	126,674
Cooling capacity revenue	—	17,197	—	—	17,197
Cooling consumption revenue	—	16,282	—	—	16,282
	—	35,618	124,535	—	160,153
Financing and Lease Income
Financing and equipment lease	—	2,779	—	—	2,779
	—	2,779	—	—	2,779
Total Revenue	$193,088	$38,397	$541,840	$7,167	$780,492

	Nine Months Ended September 30, 2012
	Hawaii Gas	District Energy	Atlantic Aviation	Total Reportable Segments
Revenue from Product Sales
Product sales	$88,271	$—	$420,197	$508,468
Product sales – utility	110,656	—	—	110,656
	198,927	—	420,197	619,124
Service Revenue
Other services	—	2,023	120,502	122,525
Cooling capacity revenue	—	16,675	—	16,675
Cooling consumption revenue	—	20,853	—	20,853
	—	39,551	120,502	160,053
Financing and Lease Income
Financing and equipment lease	—	3,448	—	3,448
	—	3,448	—	3,448
Total Revenue	$198,927	$42,999	$540,699	$782,625

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

	Quarter Ended September 30, 2013
	Hawaii Gas	District Energy	Atlantic Aviation	MIC Solar	Total Reportable Segments
Net income	$4,827	$2,258	$7,569	$1,249	$15,903
Interest expense, net	2,097	1,275	11,481	897	15,750
Provision (benefit) for income taxes	3,191	1,584	5,185	(27)	9,933
Depreciation	1,849	1,620	6,094	2,096	11,659
Amortization of intangibles	311	329	7,978	—	8,618
Other non-cash expense (income)(1)	604	205	(1)	(4,010)	(3,202)
EBITDA excluding non-cash items	$12,879	$7,271	$38,306	$205	$58,661

(1)	Other non-cash expense (income) for MIC Solar represents the adjustment for noncontrolling interest.

	Quarter Ended September 30, 2012
	Hawaii Gas	District Energy	Atlantic Aviation	Total Reportable Segments
Net income	$2,472	$2,226	$7,784	$12,482
Interest expense, net	5,695	2,065	7,381	15,141
Provision for income taxes	1,631	1,560	6,531	9,722
Depreciation	1,759	1,685	5,837	9,281
Amortization of intangibles	206	345	8,249	8,800
Gain on disposal of assets	—	—	(1,850)	(1,850)
Other non-cash expense (income)	869	156	(39)	986
EBITDA excluding non-cash items	$12,632	$8,037	$33,893	$54,562

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

	Nine Months Ended September 30, 2013
	Hawaii Gas	District Energy	Atlantic Aviation	MIC Solar	Total Reportable Segments
Net income	$16,196	$2,563	$26,613	$1,242	$46,614
Interest expense, net	5,040	3,793	20,206	2,121	31,160
Provision for income taxes	10,669	1,797	18,009	1,175	31,650
Depreciation	5,573	5,021	17,983	5,174	33,751
Amortization of intangibles	935	997	23,934	—	25,866
Loss on extinguishment of debt	—	—	2,434	—	2,434
Loss on disposal of assets	—	—	106	—	106
Loss from customer contract termination	—	1,626	—	—	1,626
Other non-cash expense (income)(1)	1,592	413	(116)	(6,555)	(4,666)
EBITDA excluding non-cash items	$40,005	$16,210	$109,169	$3,157	$168,541

(1)	Other non-cash expense (income) for MIC Solar represents the adjustment for noncontrolling interest.

	Nine Months Ended September 30, 2012
	Hawaii Gas	District Energy	Atlantic Aviation	Total Reportable Segments
Net income	$14,338	$3,098	$20,426	$37,862
Interest expense, net	9,102	6,521	23,448	39,071
Provision for income taxes	9,343	2,171	15,815	27,329
Depreciation	5,191	5,036	17,513	27,740
Amortization of intangibles	617	1,027	24,248	25,892
Gain on disposal of assets	—	—	(1,803)	(1,803)
Other non-cash expense (income)	2,671	425	(268)	2,828
EBITDA excluding non-cash items	$41,262	$18,278	$99,379	$158,919

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

Reconciliation of total reportable segments’ EBITDA excluding non-cash items to consolidated net income (loss) before income taxes are as follows ($ in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total reportable segments EBITDA excluding non-cash items	$58,661	$54,562	$168,541	$158,919
Interest income	39	110	182	116
Interest expense	(15,767)	(15,144)	(31,190)	(39,076)
Depreciation(1)	(11,659)	(9,281)	(33,751)	(27,740)
Amortization of intangibles	(8,618)	(8,800)	(25,866)	(25,892)
Loss on extinguishment of debt	—	—	(2,434)	—
Gain (loss) on disposal of assets	—	1,850	(106)	1,803
Loss from customer contract termination	—	—	(1,626)	—
Selling, general and administrative – corporate	(1,278)	(2,005)	(4,987)	(9,221)
Fees to manager	(15,242)	(29,353)	(76,912)	(39,108)
Equity in earnings and amortization charges of investee	8,576	6,989	30,327	23,295
Other (expense) income, net	(634)	(807)	1,070	(2,281)
Total consolidated net income (loss) before income taxes	$14,078	$(1,879)	$23,248	$40,815

(1)	Depreciation includes depreciation expense for District Energy, which is reported in cost of services in the consolidated condensed statement of operations.

Capital expenditures for the Company’s reportable segments were as follows ($ in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Hawaii Gas	$5,357	$3,816	$15,402	$11,371
District Energy	26	645	559	1,092
Atlantic Aviation	5,511	5,649	16,255	12,980
MIC Solar	2,090	—	19,219	—
Total	$12,984	$10,110	$51,435	$25,443

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

Property, equipment, land and leasehold improvements, goodwill and total assets for the Company’s reportable segments as of September 30th were as follows ($ in thousands):

	Property, Equipment, Land and Leasehold Improvements		Goodwill		Total Assets
	2013	2012	2013	2012	2013	2012
Hawaii Gas	$178,954	$164,088	$120,193	$120,193	$380,933	$375,911
District Energy	131,761	137,880	17,946	18,647	200,782	215,141
Atlantic Aviation	259,010	257,128	375,800	375,800	1,315,977	1,356,770
MIC Solar	207,342	—	—	—	229,639	—
Total	$777,067	$559,096	$513,939	$514,640	$2,127,331	$1,947,822

Reconciliation of reportable segments’ total assets to consolidated total assets ($ in thousands):

	As of September 30,
	2013	2012
Total assets of reportable segments	$2,127,331	$1,947,822
Investment in IMTT	86,554	125,299
Corporate and other	35,289	89,770
Total consolidated assets	$2,249,174	$2,162,891

11. Related Party Transactions

Management Services Agreement with Macquarie Infrastructure Management (USA) Inc. (the Manager)

At September 30, 2013 and December 31, 2012, the Manager held 3,738,873 LLC Interests and 5,480,929 LLC Interests, respectively, of the Company. Pursuant to the terms of the management services agreement, or Management Agreement, the Manager may sell these LLC interest at any time. As discussed in Note 9, “Members’ Equity”, as part of the Company’s equity offering completed in May of 2013, the Manager sold 3,182,625 of its LLC Interests and received proceeds of $178.2 million, net of underwriting fees and expenses. Under the Management Agreement, the Manager, at its option, may reinvest performance fees and base management fees in LLC Interests of the Company.

Since January 1, 2012, the Company paid the Manager cash dividends on LLC Interests held for the following periods:

Declared	Period Covered	$ per LLC Interest	Record Date	Payable Date	Amount Paid to Manager (in thousands)
October 25, 2013	Third quarter 2013	$0.875	November 11, 2013	November 14, 2013	$(1)
July 29, 2013	Second quarter 2013	$0.875	August 12, 2013	August 15, 2013	$2,744
April 26, 2013	First quarter 2013	$0.6875	May 13, 2013	May 16, 2013	$1,872
December 12, 2012	Fourth quarter 2012	$0.6875	December 24, 2012	December 28, 2012	$3,768
October 29, 2012	Third quarter 2012	$0.6875	November 12, 2012	November 15, 2012	$3,290
July 30, 2012	Second quarter 2012	$0.625	August 13, 2012	August 16, 2012	$2,920
April 30, 2012	First quarter 2012	$0.20	May 14, 2012	May 17, 2012	$905
February 01, 2012	Fourth quarter 2011	$0.20	March 05, 2012	March 08, 2012	$878

(1)	The amount of dividend payable to the Manager for the third quarter of 2013 will be determined on November 11, 2013, the record date.

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

In accordance with the Management Agreement, the Manager is entitled to a base management fee based primarily on the Company’s market capitalization, and potentially a performance fee, based on the performance of the Company’s stock relative to the applicable utilities index. For the quarter and nine months ended September 30, 2013, the Company incurred base management fees of $8.3 million and $23.5 million, respectively, and performance fees of $6.9 million and $53.4 million, respectively, payable to the Manager. The Manager elected to reinvest the base management and performance fees in additional LLC Interests. For the quarter and nine months ended September 30, 2012, the Company incurred base management fees of $5.8 million and $15.6 million, respectively, payable to the Manager. For the quarter and nine months ended September 30, 2012, the Company recorded a performance fee payable of $23.5 million to the Manager.

The unpaid portion of the base management fees and performance fees at the end of each reporting period is included in due to manager-related party in the consolidated condensed balance sheets. The following table shows the Manager’s election to reinvest its base management fees and performance fees, if any, in additional LLC Interests:

Period	Base Management Fee Amount ($ in thousands)	Performance Fee Amount ($ in thousands)	LLC Interests Issued	Issue Date
2013 Activities:
Third quarter 2013	$8,336	$6,906	(1)	(1)
Second quarter 2013	8,053	24,440	603,936	September 04, 2013
First quarter 2013	7,135	22,042	522,638	June 05, 2013
2012 Activities:
Fourth quarter 2012	$6,299	$43,820	980,384	March 20, 2013
Third quarter 2012	5,844	23,509	695,068	December 05, 2012
Second quarter 2012	4,760	—	113,847	August 30, 2012
First quarter 2012	4,995	—	147,682	May 31, 2012

(1)	LLC interests for the third quarter of 2013 base management and performance fee will be issued to the Manager during the fourth quarter of 2013.

The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its base management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries and investments, income taxes, audit and legal fees, acquisitions and dispositions and its compliance with applicable laws and regulations. During the quarter and nine months ended September 30, 2013, the Manager charged the Company $137,000 and $426,000, respectively, for reimbursement of out-of-pocket expenses compared with $145,000 and $345,000, for the quarter and nine months ended September 30, 2012, respectively. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in due to manager-related party in the consolidated condensed balance sheets.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

11. Related Party Transactions  – (continued)

Second Amended and Restated Management Service Agreement

On September 30, 2013, Macquarie Infrastructure Company LLC entered into a Second Amended and Restated Management Services Agreement (the “Amended Agreement”), among the Company, Macquarie Infrastructure Company Inc. and the Manager. The amendments to the agreement revise the payment mechanics related to the base management fee payable by the Company to the Manager, and align the share price used to calculate the base management fee with the share price at which the Manager may reinvest the base management fee in LLC Interests. Effective October 1, 2013, pursuant to the Amended Agreement, base management fees will be calculated and payable monthly rather than quarterly. Performance fees will continue to be calculated and, if generated, paid quarterly. No substantive changes to the formulas or methodology used to calculate the amount of the base management or performance fees that may be due to the Manager were made. The Amended Agreement also makes certain non-substantive changes to eliminate parties and provisions that are no longer relevant.

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

During 2013, the Company engaged MCUSA as Joint Bookrunner in connection with the refinancing of the long-term debt facilities of Atlantic Aviation. Atlantic Aviation closed the refinancing on May 31, 2013. Atlantic Aviation paid $4.0 million to MCUSA for such services, of which $12,000 related to out-of-pocket expenses.

As discussed in Note 9, “Members’ Equity”, the Company completed an underwritten public offering and sale of LLC interests in May 2013. MCUSA served as a joint book-running manager and an underwriter in this offering and received $2.4 million from the Company for such services.

During the fourth quarter of 2012, MIC engaged MCUSA in connection with its ongoing initiative to bring Liquefied Natural Gas to the state of Hawaii. During the nine months ended September 30, 2013, the business incurred $132,000, of which $7,000 related to out-of-pocket expenses incurred in the first quarter of 2013, in fees to MCUSA for such services.

During 2012, MIC engaged MCUSA as a Joint Bookrunner and Lead Placement Agent on the refinancing of a portion of Hawaii Gas’s long-term debt facilities. MIC incurred and paid $100,000 in fees to MCUSA relating to the services provided.

Long-Term Debt

As discussed in Note 7, “Long-Term Debt”, Atlantic Aviation entered into a credit agreement on May 31, 2013. The credit agreement provides for a seven-year, $465.0 million senior secured first lien term loan facility and a five-year, $70.0 million senior secured first lien revolving credit facility. The $70.0 million revolving credit facility is provided by various financial institutions, including MBL which provides $15.7 million. At September 30, 2013, the revolving credit facility remains undrawn. For the quarter and nine months ended September 30, 2013, Atlantic Aviation incurred $18,000 and $27,000, respectively, in commitment fees related to MBL’s portion of the revolving credit facility.

Derivative Instruments and Hedging Activities

The Company had derivative instruments in place to fix the interest rate on certain outstanding variable rate term loan facilities. Prior to the refinancing of Hawaii Gas’ debt in August of 2012, Hawaii Gas had

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

11. Related Party Transactions  – (continued)

$160.0 million of its term loans hedged, of which MBL was providing the interest rate swaps for a notional amount of $48.0 million. The remainder of the swaps were from an unrelated third party. During 2012, up to the date of refinancing, Hawaii Gas made payments to MBL of $1.0 million in relation to these swaps.

On August 8, 2012, Hawaii Gas completed the refinancing of its long-term debt facilities. At the same time, Hawaii Gas paid off the outstanding balance on its interest rate swap totaling $8.7 million, of which $2.6 million was paid to MBL.

Other Transactions

Macquarie, through the Macquarie Insurance Facility (MIF), has an aggregated insurance buying program. By combining the insurance premiums of Macquarie owned and managed funds, MIF has been able to deliver very competitive terms to businesses that participate in the facility. MIF earns a commission from the insurers. No payments were made to MIF by the Company during the nine months ended September 30, 2013 and 2012. In February of 2013, the Company renewed its Directors and Officers liability insurance utilizing several of the MIF insurers.

Atlantic Aviation, Hawaii Gas, District Energy and MIC Solar purchase and renew property and casualty insurance coverage on an ongoing basis from insurance underwriters who then pay commissions to MIF. For the nine months ended September 30, 2013 and 2012, no payments were made directly to MIF for property and casualty insurance.

Atlantic Aviation entered into a copiers lease agreement with Macquarie Equipment Finance, or MEF, an indirect subsidiary of Macquarie Group Limited. For the quarter and nine months ended September 30, 2013 and 2012, Atlantic Aviation incurred $6,000 and $17,000, respectively, in lease expense on these copiers. As of September 30, 2013 and 2012, Atlantic Aviation had prepaid the October monthly payment to MEF for $2,000, which is included in prepaid expenses in the consolidated condensed balance sheet for respective periods.

Hawaii Gas entered into licensing agreements with Utility Service Partners, Inc. and America’s Water Heater Rentals, LLC, both indirect subsidiaries of Macquarie Group Limited, to enable these entities to offer products and services to Hawaii Gas’s customer base. No payments were made under these arrangements during the nine months ended September 30, 2013 and 2012.

Macquarie Energy North America Trading Inc., or MENAT, an indirect subsidiary of Macquarie Group Limited, entered into an agreement with IMTT to rent a 147,000 barrel tank for one month during the quarter ended September 30, 2012. IMTT recorded revenue from MENAT of $151,000 for this transaction. As of September 30, 2012, IMTT had a receivable balance of $122,000, which was subsequently collected.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Income Taxes

The Company expects to incur federal consolidated taxable income for the year ending December 31, 2013, which will be fully offset by the Company’s federal NOL carryforwards. The Company believes that it will be able to utilize its federal prior year NOLs, except for approximately $7.8 million. The Company has not provided a valuation allowance against any deferred tax assets generated in the nine months ended September 30, 2013, except for approximately $2.6 million for certain state NOLs. Two of the Company’s businesses, IMTT and District Energy, are less than 80% owned by the Company and those businesses file separate federal consolidated income tax returns.

Uncertain Tax Positions

At December 31, 2012, the Company and its subsidiaries had a reserve of approximately $472,000 for benefits taken during 2012 and prior tax periods attributable to tax positions for which the probability of recognition is considered to be less than more likely than not. During the nine months ended September 30, 2013, the Company concluded that the reserve is no longer required. Approximately $362,000 of the reserve was used in settling an audit of the Company.

The balance of the reserve has been reflected in the Company’s income tax expense for the nine months ended September 30, 2013. The Company does not expect to establish an additional reserve for the year ended December 31, 2013.

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

14. Subsequent Events

Dividend

On October 25, 2013, the board of directors declared a dividend of $0.875 per share for the quarter ended September 30, 2013, which is expected to be paid on November 14, 2013 to holders of record on November 11, 2013.

IMTT Third Quarter 2013 Distribution

Distributions calculated in accordance with the Shareholders’ Agreement between MIC and its co-investor in IMTT (“Voting Trust”) for the third quarter of 2013 were $40.9 million ($20.5 million per shareholder). On October 24, 2013, the Board of IMTT unanimously declared a distribution of this amount. The third quarter of 2013 distribution is expected to be paid on or about October 30, 2013.

Solar Acquisition — Ramona

On October 8, 2013, the Company completed the acquisition of the contracted solar power generation facility located near Ramona, California (“the Ramona Project”) for a purchase price of $6.1 million. This was funded by a capital investment by the Company. This facility is expected to provide approximately 7 megawatts of wholesale electricity. In connection with the acquisition, the Company entered into a construction loan and drawdown $10.4 million in construction financing. The Ramona Project is expected to commence operations during the first quarter of 2014. Upon commencement of operations, the construction loan is expected to convert to term debt. The Ramona acquisition will be accounted for as a business combination. Accordingly, the results of operations of the Ramona Project will be included in the consolidated statement of operations as of the acquisition date.

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

Hawaii Gas — SNG Plant Feedstock

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

IMTT — Governance Matters

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

We own 50% of IMTT; the remaining 50% is owned by a trust for the benefit of members of IMTT’s founding family. Disputes with our co-investor have resulted in arbitration in 2012. While MIC prevailed in this arbitration, it was costly and diverted the attention of our management and there was a time delay in receiving the distributions to which we were entitled. To the extent that our co-investor and IMTT senior management again act in ways inconsistent with their obligations under the Shareholders’ Agreement, further arbitration or litigation may be necessary to enforce MIC’s rights. A member of the founding family currently manages the day to day operations of IMTT, and our ability to influence the business is governed by (and may be limited to) our rights under the Shareholders’ Agreement governing our investment in IMTT. Because we do not directly manage the day to day operations of IMTT (in contrast to our other assets, including Hawaii Gas and Atlantic Aviation), we may not be provided with notice of material events with respect to IMTT in as timely a manner and with the same level of detail as we would if we were in such a day to day management role. Because we do not manage directly the day to day operations of IMTT, we do not have complete visibility into IMTT’s operational and financial systems, controls or processes, including among others, as they relate to environmental, health and safety (EHS) measures. In addition, because IMTT management may not fully apprise us of relevant financial or operational matters, we may not be able to evaluate whether such financial, operational, or EHS systems or controls are sufficiently robust or executed appropriately. The possible failure of IMTT to use adequate financial, operational, and EHS systems or controls could negatively affect the value of the business and its ability to serve as a satisfactory counterparty to customers who demand such systems or controls and could potentially result in penalties from regulatory agencies. Our co-investor may again fail to act in compliance with the Shareholders’ Agreement and may have other business interests that are inconsistent with our interests and goals, and may again take actions that are contrary to our business objectives and requests. For example, management, operating under the express or implied direction of the CEO or the co-investor, may oppose MIC’s interests in dealings with lenders, contractors, customers, suppliers, regulators and other third party stakeholders, as well MIC’s interests in normal business planning and budgeting processes. Similarly, for purposes opposed to or different than MIC’s, management, operating under the express or implied direction of the CEO or the co-investor, may bring forward in time maintenance capital expenditures, expand the scope of maintenance capital expenditure projects, increase maintenance capital expenditures to more than has been properly approved, bring forward supplier payments and tax payments to reduce distributions and/or free cash flow in any reporting period, and/or categorize growth capital expenditures as maintenance capital expenditures in a manner with which we disagree. We may not agree with our co-investor or IMTT’s management as to the payment, amount or timing of distributions or as to transactions such as capital expenditures, acquisitions or dispositions of assets and financings. In addition, we may not receive from management all of the financial and operating data that we request on a timely basis or at all. If MIC determines that litigation and/or arbitration is the optimal path to secure MIC’s interest and preserve MIC’s rights, MIC will commence such litigation or arbitration as it has in the past.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

An exhibit index has been filed as part of this Report on page E-1 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACQUARIE INFRASTRUCTURE COMPANY LLC
Dated: October 28, 2013	By: /s/ James Hooke Name: James Hooke Title: Chief Executive Officer
Dated: October 28, 2013	By: /s/ Todd Weintraub Name: Todd Weintraub Title: Chief Financial Officer

EXHIBIT INDEX

Number	Description
3.1	Third Amended and Restated Operating Agreement of Macquarie Infrastructure Company LLC (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2007)
3.2	Amended and Restated Certificate of Formation of Macquarie Infrastructure Assets LLC (incorporated by reference to Exhibit 3.8 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-116244))
10.1	Second Amended and Restated Management Services Agreement, dated as of September 30, 2013, among Macquarie Infrastructure Company LLC, Macquarie Infrastructure Company Inc. and Macquarie Infrastructure Management (USA) Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 7, 2013)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
101.0*	The following materials from the Quarterly Report on Form 10-Q of Macquarie Infrastructure Company LLC for the quarter ended September 30, 2013, filed on October 28, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012, (ii) the Consolidated Condensed Statements of Operations for the Quarters and Nine Months Ended September 30, 2013 and 2012 (Unaudited), (iii) the Consolidated Condensed Statements of Comprehensive Income for the Quarters and Nine Months Ended September 30, 2013 and 2012 (Unaudited), (iv) the Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 (Unaudited) and (v) the Notes to Consolidated Condensed Financial Statements (Unaudited).

*	Filed herewith.
**	Furnished herewith.

E-1