Form 10-K
period 2013-12-31
Macquarie Infrastructure Co LLC
filed 2014-02-19
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the outstanding shares of stock held by non-affiliates of Macquarie Infrastructure Company LLC at June 28, 2013 was $2,635,596,891 based on the closing price on the New York Stock Exchange on that date. This calculation does not reflect a determination that persons are affiliates for any other purposes.

There were 56,349,701 shares of stock without par value outstanding at February 19, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to Macquarie Infrastructure Company LLC’s Annual Meeting of Shareholders for fiscal year ended December 31, 2013, to be held May 21, 2014, is incorporated by reference in Part III to the extent described therein.

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

Forward-looking statements in this report are subject to a number of risks and uncertainties, some of which are beyond our control, including, among other things:

•	changes in general economic, business or demographic conditions or trends in the United States or changes in the political environment, level of travel or construction or transportation costs where we operate, including changes in interest rates and price levels;
•	our holding company structure and/or investments in businesses that we may not control, may limit our ability to pay or increase a dividend or receive timely and accurate information;
•	changes in patterns of commercial or general aviation air travel, including variations in customer demand for our business;
•	our Manager’s affiliation with the Macquarie Group or equity market sentiment, which may affect the market price of our LLC interests;
•	our limited ability to remove our Manager for underperformance and our Manager’s right to resign;
•	payment of performance fees to our Manager, if any, that could reduce distributable cash if paid in cash or could dilute existing shareholders if satisfied with the issuance of our shares;
•	our ability to service, comply with the terms of and refinance at maturity our substantial indebtedness;
•	our ability to make, finance and integrate acquisitions and the quality of financial information and systems of acquired entities;
•	our ability to implement our operating and internal growth strategies;
•	our ability to enhance the management of or the financial planning and analysis function at IMTT;
•	the regulatory environment, including U.S. energy policy, in which our businesses and the businesses in which we hold investments operate and our ability to estimate compliance costs, comply with any changes thereto, rates implemented by regulators of our businesses and the businesses in which we hold investments, and our relationships and rights under and contracts with governmental agencies and authorities;
•	unanticipated or unusual behavior of the City of Chicago brought about by the financial distress of the city;
•	the extent to which federal spending cuts, including potentially those resulting from sequestration, reduce the U.S. military presence on Hawaii or flight activity at airports on which Atlantic Aviation operates;

•	fluctuations in fuel costs, or the costs of supplies upon which our gas processing and distribution business is dependent, and our ability to recover increases in these costs from customers;
•	changes in U.S. domestic demand for chemical, petroleum and vegetable and animal oil products, the relative availability of tank storage capacity and the extent to which such products are imported;
•	technological innovations leading to a change in energy, production, distribution and consumption patterns;
•	changes in electricity or other energy costs, including natural gas pricing;
•	the competitive environment for attractive acquisition opportunities facing our businesses and the businesses in which we hold investments;
•	environmental risks, including the impact of climate change and weather conditions, pertaining to our businesses and the businesses in which we hold investments;
•	work interruptions or other labor stoppages at our businesses or the businesses in which we hold investments;
•	changes in the current treatment of qualified dividend income and long-term capital gains under current U.S. federal income tax law and the qualification of our income and gains for such treatment;
•	disruptions or other extraordinary or force majeure events affecting the facilities or operations of our businesses and the businesses in which we hold investments and our ability to insure against any losses resulting from such events or disruptions; and
•	our ability to make alternate arrangements to account for any disruptions or shutdowns that may affect the facilities of our suppliers or the operation of the barges upon which our gas processing and distribution business is dependent.

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

General

We own, operate and invest in a diversified group of infrastructure businesses that provide basic services to businesses and individuals primarily in the U.S. The businesses we own and operate include:

•	International Matex Tank Terminals or “IMTT”: a 50% interest in a bulk liquid terminals business, which provides bulk liquid storage and handling services at ten marine terminals in the United States and two in Canada and is one of the largest participants in this industry in the U.S., based on storage capacity;
•	Hawaii Gas: a full-service gas energy company processing and distributing gas products and providing related services in Hawaii;
•	Atlantic Aviation: an airport services business providing products and services, including fuel and aircraft hangaring/parking, to owners and operators of general aviation aircraft at 63 airports in the U.S.; and
•	Contracted Power and Energy (“CP&E”): consists of controlling interests in five contracted power generation facilities (Contracted Power, or “CP”) located in the southwest U.S. and a 50.01% controlling interest in a district energy business (District Energy, or “DE”) which operates one of the largest district cooling systems in the U.S.

Prior to 2013 year-end, we reported Contracted Power and District Energy in separate reportable segments. We assessed our businesses and operating segments and determined to combine these two businesses into one reportable segment covering our long-term Contracted Power and Energy segment, which we believe better reflects how our businesses are managed and allocated capital. Segment results for all periods presented in this report reflect the new segment structure. See Note 13 — “Reportable Segments” in the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this report for segment financial information.

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

We have elected to treat MIC as a corporation for federal tax purposes. As a result, all investor tax reporting regarding dividends and/or return of capital will be provided on Form 1099.

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

We have entered into a management services agreement with MIMUSA. MIMUSA is responsible for our day-to-day operations and affairs and oversees the management teams of our operating businesses. MIC does not have any employees at MIC Corporate, or the “Holding Company”, rather MIMUSA has assigned, or seconded, to the Company two of its employees to serve as chief executive officer and chief financial officer of the Company and seconds or makes other personnel available as required. The services performed for the Company by the Manager are provided at our Manager’s expense, and include the compensation of our seconded personnel.

We pay MIMUSA a monthly base management fee based primarily on our market capitalization. Our Manager can also earn a performance fee if the quarterly total return to shareholders (capital appreciation plus dividends) exceeds the quarterly total return of a U.S. utilities index. For MIMUSA to earn the performance fee, MIC’s quarterly total returns must be positive and in excess of any prior underperformance. If payable, the performance fee is equal to 20% of the difference between the benchmark return and the return for our shareholders. Our Manager may, in its sole discretion, choose to retain base and/or performance fees, if applicable, in cash or to reinvest such fees in additional LLC interests. Please see the Second Amended and Restated Management Services Agreement filed as an exhibit to this Annual Report on Form 10-K for a complete description of the compensation of our Manager.

On September 30, 2013, Macquarie Infrastructure Company LLC entered into a Second Amended and Restated Management Services Agreement (the “Amended Agreement”), among the Company, Macquarie Infrastructure Company Inc. and the Manager. The amendments to the agreement revised the payment mechanics related to the base management fee payable by the Company to the Manager, and aligned the share price used to calculate the base management fee with the share price at which the Manager may reinvest the base management fee in LLC interests. Effective October 1, 2013, pursuant to the Amended Agreement, base management fees are calculated and payable monthly rather than quarterly. In addition, the Manager has elected to invest its fees in LLC interests, and can only change this election during an 18-trading day window following the Company’s earnings release. Any change would apply to fees paid thereafter. Accordingly, shareholders would have notice of the Manager’s intent to receive fees in cash rather than reinvest before the change was effective. Performance fees continue to be calculated and, if generated, paid quarterly. No substantive changes to the formulas or methodology used to calculate the amount of the base management or performance fees that may be due to the Manager were made. The Amended Agreement also made certain non-substantive changes to eliminate parties and provisions that are no longer relevant.

We believe that Macquarie Group’s demonstrated expertise and experience in the management, acquisition and funding of infrastructure businesses provide us with an advantage in pursuing our strategy. Our Manager is part of the Macquarie Funds Group, the asset management division of Macquarie globally. Macquarie-managed entities own, operate and/or invest in a global portfolio of approximately 118 businesses including toll roads, airports and airport-related infrastructure, bulk liquid terminals, ports, communications, electricity and gas distribution networks, water utilities, renewable energy generation, rail and ferry assets across 26 countries.

Industry

Infrastructure businesses, in general, tend to generate sustainable cash flows resulting from relatively inelastic customer demand and their strong competitive positions. Characteristics of infrastructure businesses typically include:

•	ownership of long-lived, high-value physical assets that are difficult to replicate or substitute around;
•	consistent, relatively inelastic demand for their services;
•	scalability, such that relatively small amounts of growth can generate significant increases in earnings before interest, taxes, depreciation and amortization, or EBITDA;
•	the provision of basic, often essential services;
•	generally predictable maintenance capital expenditure requirements; and
•	strong competitive positions, largely due to high barriers to entry, including:
•	high initial development and construction costs;
•	difficulty in obtaining suitable land on which to operate the business;
•	long-term, exclusive concessions or leases and customer contracts; and

•	lack of cost-effective alternatives to customers in the foreseeable future.

In addition to the benefits associated with these characteristics, the revenues generated by most of our infrastructure businesses generally can be expected to keep pace with inflation. The price escalators built into many customer contracts, and the inflation and cost pass-through adjustments typically a part of pricing terms in user pays businesses or provided for by the regulatory process to regulated businesses, serve to insulate infrastructure businesses to a significant degree from the negative effects of inflation and commodity price risk. We sometimes employ interest rate hedging contracts in connection with our businesses’ floating rate debt to effectively fix our interest expense and reduce variability in cash flows resulting from changes in interest rates.

We focus on the ownership and operation of infrastructure businesses in the following categories:

•	those with revenues derived from per-use or rental charges in medium-term contracts (3 – 5 years), such as at IMTT, or in our CP&E segment where a majority of the revenues are derived from long-term (20 – 25 years) power purchase agreements (“PPAs”) with local electric utilities or other long-dated contracts with businesses and governmental entities;
•	those with regulated revenue such as the utility operations of Hawaii Gas; and,
•	those with long-dated concessions, such as Atlantic Aviation, where revenue is a function of the number of aircraft that use the services of our fixed base operations, or FBOs.

Strategy

There are four principal components to our corporate strategy:

1.	We intend to function as a dividend growth-oriented owner and operator of a diversified portfolio of infrastructure businesses. We define infrastructure businesses as those having high value, long-lived physical assets, preferred positions in their respective markets, or revenues that are principally a function of contract/regulation.
2.	We intend to drive performance improvement in the businesses we own and those in which we have invested, primarily along these dimensions:
•	environmental, social and governance;
•	gross profit growth including through the execution of growth projects;
•	expense and tax management; and
•	capital structure optimization.
3.	We intend to deploy internally generated capital and available debt capital in a prudent balance between quarterly cash dividends to our shareholders and investments in the growth of existing businesses.
4.	We intend, when it is economically sensible to do so, to raise external debt and equity capital and to grow through the acquisition of additional businesses that will enhance and diversify our portfolio.

Our Businesses and Investments

Use of Non-GAAP measures

We believe that our proportionately combined metrics, including proportionately combined gross profit, proportionately combined EBITDA excluding non-cash items, proportionately combined cash interest, proportionately combined cash taxes, proportionately combined maintenance capital expenditures, proportionately combined Free Cash Flow, proportionately combined Free Cash Flow per share, proportionately combined growth capital expenditures, and proportionately combined net debt, some of which are used in this Form 10-K, provide our investors and management with additional insight into the financial results and cash generated as a result of our varied ownership interests in our businesses and investments. When we refer to the proportionately combined net debt and resultant leverage ratios, we exclude: (1) the net debt associated with CP&E as the capital structure of that business is more project finance related and the size of that reporting segment, on a proportionately combined basis, is minimal; and (2) any cash on hand at Holding Company. Given the nature of the businesses we own and our varied ownership levels of these businesses, management believes that GAAP measures such as net income and cash from operating activities do not fully reflect all of the items that our management considers in assessing the amount of cash generated by our ownership interest in our businesses and investments.

We note that proportionately combined metrics used by us may be calculated in a different manner by other companies, which may limit their usefulness as a comparative measure. Therefore, our proportionately combined metrics should be used as a supplement to, and not in lieu of, of our financial results reported under GAAP.

Our proportionately combined financial measures are those attributable to MIC’s ownership interest in each of our operating businesses and MIC Corporate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Summary of Our Proportionately Combined Results” in Part II, Item 7, for our proportionately combined share of gross profit, EBITDA excluding non-cash items and Free Cash Flow for the years ended December 31, 2013 and 2012. The gross profit, EBITDA excluding non-cash items and Free Cash Flow are derived from the “Results of Operations” of our investments and businesses described below.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7 for further information for each of our businesses and Corporate and Other segment to see a reconciliation of EBITDA excluding non-cash to net income (loss), its closest comparable GAAP measure, and see reconciliation of Free Cash Flow to cash provided by (used in) operating activities, its closest comparable GAAP measure.

IMTT

Business Overview

We own 50% of IMTT. The remaining 50% is owned by a trust for the benefit of members of the founding family. IMTT stores or handles petroleum products, various chemicals, renewable fuels and vegetable and animal oils. IMTT is one of the larger independent providers of bulk liquid terminal services in the U.S., based on capacity.

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

The table below summarizes the proportion of the terminal revenue generated from the commodities stored at IMTT’s U.S. terminals for the year ended December 31, 2013:

Proportion of Terminal Revenue from Major Commodities Stored
Petroleum/Asphalt	Chemical	Renewable/Vegetable & Animal Oil	Other
66%	24%	7%	3%

Summary financial information for 100% of IMTT is as follows ($ in millions):

	As of, and for the Year Ended, December 31,
	2013	2012	2011
Revenue	$513.9	$474.4	$447.1
EBITDA excluding non-cash items(1)	268.5	231.7	206.4
Total assets	1,378.9	1,323.9	1,264.0

(1)	See “Business — Our Business and Investments” in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7 for further information and a reconciliation of net income (loss) to EBITDA excluding non-cash items.

IMTT — (continued)

Industry Overview

Bulk liquid terminals provide an important link in the supply chain for liquid commodities such as crude oil, refined petroleum products and commodity and specialty chemicals. In addition to renting storage tanks, dock access and intra-modal transportation access, bulk liquid terminals generate revenues by offering ancillary services including product transfer (throughput), heating and blending. Pricing for storage and other services typically reflects local supply and demand as well as the specific attributes of each terminal including access to deepwater berths and connections to land-based infrastructure such as roads, pipelines and rail.

Both domestic and international factors influence demand for bulk liquid terminals in the United States. Demand for storage rises and falls according to local and regional consumption. In addition to these domestic forces, import and export activity also accounts for a material portion of the business. Shippers require storage for the staging, aggregation and/or distribution of products before and after shipment. The extent of import/export activity depends on macroeconomic trends such as currency fluctuations as well as industry-specific conditions, such as supply and demand balances in different geographic regions. The medium-term length of storage contracts tends to offset short-term fluctuations in demand for storage in both the domestic and import/export markets.

Potential entrants into the bulk liquid terminals business face several barriers. Strict environmental regulations, availability of waterfront land with the necessary access to land-based infrastructure, local community resistance to new fuel/chemical sites, and high initial investment costs limit the construction of new bulk liquid terminal facilities. These deterrents are most formidable around waterways near major urban centers. As a consequence, new tanks are generally built where existing docks, pipelines and other infrastructure can support them, resulting in higher returns on invested capital. However, restrictions on land use, difficulties in securing environmental permits, and the potential for operational bottlenecks due to infrastructure constraints may limit the ability of existing terminals to expand the storage capacity of their facilities.

Strategy

MIC believes that the key components of IMTT’s strategy should be:

1.	to drive growth in revenue and cash flows by attracting and retaining customers who place a premium on flexibility, speed and efficiency in bulk liquid terminals;
2.	to develop existing locations, especially in the Lower Mississippi River, by constructing new tanks, docks, rail offloading capacity, pipelines or other logistics infrastructure when such construction is supported by customer demand and the returns to IMTT’s shareholders are attractive; and
3.	to improve governance, business processes and systems generally, with particular focus on financial planning and analysis capabilities, which may require changing some of the personnel of the executive management team.

IMTT — (continued)

Locations

The following table summarizes the location of each IMTT facility, the corresponding storage capacity in service and ship and barge docks available for product transfer. This information is as of December 31, 2013 and does not include tanks used in packaging, recovery tanks, and/or other storage capacity not typically available for rent.

Facility	Land	Aggregate Capacity of Storage Tanks in Service (Millions of Barrels)	Number of Ship & Barge Berths in Service
Facilities in the United States:
St. Rose, LA*	Owned	16.2	18
Bayonne, NJ	Owned	15.9	20
Gretna, LA*	Owned	2.3	5
Avondale, LA*	Owned	1.1	3
Geismar, LA*	Owned	0.9	3
Lemont, IL	Owned/Leased	0.9	3
Joliet, IL	Owned	0.8	2
Richmond, CA	Owned	0.7	1
Chesapeake, VA	Owned	1.0	1
Richmond, VA	Owned	0.4	1
Facilities in Canada:
Quebec City, Quebec(1)	Leased	2.0	2
Placentia Bay, Newfoundland(2)	Leased	3.0	2
Total		45.2	61

*	Collectively the “Louisiana” facilities.
(1)	Indirectly 66.7% owned and managed by IMTT.
(2)	Indirectly 20.1% owned and managed by IMTT.

All facilities have marine access, road access and, except for Richmond, Virginia and Placentia Bay, Newfoundland, all sites have rail access.

St. Rose/Gretna/Avondale/Geismar, Louisiana (46% terminal revenue and 53% terminal gross profit)

On the Lower Mississippi River, IMTT currently operates four terminals (St. Rose, Gretna, Avondale and Geismar). With combined storage capacity of 20.5 million barrels, the four sites give IMTT substantial market share in storage of black oil, bulk liquid chemicals and vegetable oils on the Lower Mississippi River.

The Louisiana facilities also give IMTT a substantial presence in a key domestic transport hub. The Lower Mississippi River serves as a major transshipment point between the central United States and the rest of the world for agricultural products (such as vegetable oils) and commodity chemicals (such as methanol). The region also has substantial traffic related to the petroleum industry. Gulf Coast refiners and traders send products to other regions of the U.S. and overseas and use IMTT’s Louisiana facilities to perform some of these functions.

Bayonne, New Jersey (41% terminal revenue and 39% terminal gross profit)

Located on the Kill Van Kull between New Jersey and Staten Island, the 15.9 million barrel capacity terminal occupies an advantageous position in New York Harbor, or NYH. As the largest independent bulk liquid terminal in NYH, IMTT-Bayonne has substantial market share for third-party storage of refined petroleum products and chemicals.

IMTT — (continued)

NYH serves as the main petroleum trading hub in the northeast United States and the physical delivery point for the gasoline and heating oil futures contracts traded on New York Mercantile Exchange (NYMEX). In addition to waterborne shipments, products reach NYH through petroleum product pipelines from the U.S. Gulf region and elsewhere. NYH also serves as the starting point for refined product pipelines linked to inland markets and as a key port for refined petroleum product exports and imports. IMTT-Bayonne has connections to the Colonial, Buckeye and Harbor refined petroleum product pipelines as well as rail and road connections. As a result, IMTT-Bayonne provides its customers with logistical flexibility.

IMTT-Bayonne has the capability to quickly load and unload the largest bulk liquid transport ships entering NYH. The U.S. Army Corp of Engineers (USACE) has dredged the Kill Van Kull channel passing the IMTT-Bayonne docks to 50 feet (to date, IMTT has dredged two of its docks to 45 feet). Most competitors in NYH have facilities located on the southern portion of the Arthur Kill (water depth of approximately 35 feet) and force large ships to transfer a portion of their cargoes to barges (a process known as lightering) before docking. This technique increases the cost of loading and unloading.

Competition

The competitive environment in which IMTT operates varies by terminal location. The principal competition for each of IMTT’s facilities comes from other bulk liquid terminals facilities located in the same regional market.

The main terminal operation competitors include (in alphabetical order): American Midstream Partners, LP; Bahamas Oil Refining Company International Limited; Battleground Oil Specialty Terminal Company LLC; Bluenight Energy Partners L.P.; Buckeye Partners, L.P.; Enbridge Energy Partners L.P.; Energy Transfer Partners L.P.; Enterprise Products Partners L.P.; Genesis Energy L.P.; Holly Energy Partners L.P.; Houston Fuel Oil Terminal Company; Kinder Morgan Energy Partners, L.P.; Magellan Midstream Partners, L.P.; NuStar Energy L.P.; Odfjell Group; Oiltanking Partners, L.P.; Plains All American Pipeline, L.P.; Royal Vopak N.V.; Sunoco Logistics Partners L.P.; Tesoro Logistics L.P.; TransMontaigne Partners L.P.; and Vitol Holding B.V.

Certain financial institutions may also be competitors. These include: Alinda Capital Partners LLC; ArcLight Capital Partners; The Blackstone Group L.P.; The Carlyle Group L.P.; EQT Infrastructure Funds; First Reserve Corporation; Global Infrastructure Partners; Highstar Capital; KKR Co. L.P.; Lindsay Goldberg LLC; and TPG Capital L.P.

Customers

IMTT provides bulk liquid terminal services primarily to vertically integrated petroleum product producers and refiners, chemical manufacturers, food processors and traders of bulk liquid petroleum, chemical and agricultural products. No customer represented more than 10% of IMTT’s consolidated revenues and accounts receivable for the year ended and at December 31, 2013 and 2012.

Customer Contracts/Agreements

IMTT contracts may comprise:

•	terms of three to five years;
•	a fixed periodic payment (usually monthly), similar to an availability payment, for access to and use of IMTT’s infrastructure. This may be expressed in terms of cents per barrel of storage capacity, a dollar amount per unit of infrastructure, or a dollar amount per month. These amounts are payable whether the infrastructure is used or not;
•	a specified number of product movements into and out of a storage tank and throughput rates for movements in excess of this number;
•	charges for heating heavy products which essentially reflect a pass-through of IMTT’s cost;
•	charges for other ancillary services;
•	annual inflation based escalators;

IMTT — (continued)

•	provisions that ensure customers retain title to products stored and have responsibility for securing insurance or self insuring against loss;
•	provisions for rate step-ups in the event that storage costs increase due to changes in laws or other environmental obligations; and
•	provisions that require customers to return tanks at the end of the contract in the same condition as when the contract began.

Fixed periodic payments, or firm commitments, represented 83.9% and 84.1% of total terminal revenue recognized in 2013 and 2012, respectively, and result in generally predictable and stable cash flows. Based on the agreements in place at December 31, 2013, IMTT has contractual commitments that are expected to contribute a substantial majority of actual revenue for the year ending December 31, 2014.

IMTT is responsible for ensuring appropriate care of products stored at its facilities and maintains adequate insurance with respect to its exposure. IMTT does not have material exposure to commodity price fluctuations because IMTT typically does not purchase or market the products that it handles.

Regulation

The rates that IMTT charges for its services are not subject to regulation. However, a number of regulatory bodies oversee IMTT’s operations. IMTT must comply with numerous federal, state and local environmental, occupational health and safety, security, tax and planning statutes and regulations. These regulations require IMTT to obtain and maintain permits to operate its facilities and impose standards that govern the way IMTT operates its business. If IMTT does not comply with the relevant regulations, it could lose its operating permits and/or incur fines and increased liability. As a result, IMTT has developed environmental and health and safety compliance functions which are overseen by the terminal managers at the terminal level, as well as by IMTT’s Director of Environmental, Health and Safety, Chief Operating Officer and Chief Executive Officer. While changes in environmental, health and safety regulations pose a risk to IMTT’s operations, such changes are generally phased in over time to manage the impact on industry.

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

Management and Governance

The day-to-day operations of IMTT’s terminals are overseen by individual terminal managers who are responsible for most aspects of the operations at their respective sites. IMTT’s terminal managers have on average 32 years experience in the bulk liquid terminal industry and 20 years of service with IMTT.

IMTT — (continued)

The IMTT head office in New Orleans, Louisiana is responsible for providing the business with central management that performs support functions such as accounting, tax, finance, human resources, insurance, information technology and legal services and provides support for functions that have been partially de-centralized to the terminal level such as engineering and environmental and occupational health and safety regulatory compliance. IMTT’s executive management team has on average 32 years experience in the bulk liquid terminal industry and 22 years of service with IMTT. In 2005, IMTT generated EBITDA of $74.0 million. In 2013, the business generated EBITDA of $268.5 million. To oversee such dramatic growth, IMTT needs to develop and implement the corporate processes and infrastructure to manage the expenses of and sustain the profitability and continued growth of the business. That infrastructure includes having management who are experienced and capable in managing the scope and depth of operations that now comprise IMTT, and who have broader and more developed skills and ability than currently reside with the executive management team. On all occasions, MIC has been rebuffed in its efforts to add the experience and depth now required at the senior management level of IMTT. In 2014, MIC intends to take further actions to cause senior management capabilities to match the needs of IMTT’s business, and to upgrade the corporate governance framework at IMTT.

The Board of IMTT Holdings consists of six members, with three appointees from Macquarie Terminal Holdings, LLC, our wholly owned subsidiary, and three appointees from our co-investor. All decisions of the Board require majority approval, including the approval of at least one member appointed by Macquarie Terminal Holdings, LLC and one member appointed by our co-investor. The Shareholders’ Agreement to which we became a party at the time of our investment in IMTT contains a customary list of items that must be referred to the Board for approval. The Shareholders’ Agreement is included as an exhibit to this Annual Report on Form 10-K.

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

Employees

As of December 31, 2013, IMTT (excluding non-consolidated sites) had a total of 1,074 employees, including 178 employed by OMI Environmental Services. 143 employees at Bayonne, 52 at the Lemont and Joliet terminals and 36 at the Quebec terminal are unionized. We believe employee relations at IMTT are good.

Hawaii Gas

Business Overview

Hawaii Gas is Hawaii’s only government franchised full-service gas company, processing and distributing gas products and providing related services throughout the state. The market includes Hawaii’s approximately 1.4 million residents and approximately 8.2 million visitors in 2013. Hawaii Gas processes and distributes synthetic natural gas, or SNG, for its utility customers on Oahu, and distributes Liquefied Petroleum Gas, or LPG, to utility and non-utility customers throughout the state’s six major islands discussed below.

Hawaii Gas has two primary businesses, utility (or regulated) and non-utility (or unregulated):

•	The utility business serves approximately 35,000 customers through localized pipeline distribution systems located on the islands of Oahu, Hawaii, Maui, Kauai, Molokai and Lanai (“the major islands”). Approximately 90% of these customers are on Oahu. The utility business includes the processing, distribution and sale of SNG on the island of Oahu and distribution and sale of LPG on all of the islands mentioned above. Utility revenue consists principally of sales of SNG and LPG.

Hawaii Gas — (continued)

The operating costs for the utility business include the cost of feedstock, the cost of processing SNG from the feedstock, LPG purchase costs and the cost of distributing SNG and LPG to customers. Utility contribution margin represented approximately 37% of Hawaii Gas’s total contribution margin in 2013.

•	The non-utility business sells and distributes LPG to approximately 33,000 customers. LPG is delivered by truck to individual tanks located on customer sites on the major islands. Non-utility revenue is generated primarily from the sale of LPG delivered to customers. The operating costs for the non-utility business include the cost of purchased LPG and the cost of distributing the LPG to customers. Non-utility contribution margin represented approximately 63% of Hawaii Gas’s total contribution margin in 2013.

Hawaii Gas’s two primary products, SNG and LPG, are relatively clean-burning fuels that produce lower levels of carbon emissions than other hydrocarbon fuels such as coal or oil. This is particularly important in Hawaii where heightened public awareness of the environmental impact of using hydrocarbon fuels such as coal or oil makes lower emission fuels attractive to customers.

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

Hawaii Gas continues to move forward with initiatives that will allow it to use Liquefied Natural Gas, or LNG, as an additional back-up fuel to serve its customers. On August 12, 2013, Hawaii Gas filed an application with the Hawaii Public Utilities Commission, or HPUC, for approval to use LNG as a back-up to its regulated SNG system and expects a decision in 2014. Hawaii Gas already has equipment and supply arrangements in place and expects to implement this initiative, upon approval from the HPUC.

Summary financial information of Hawaii Gas is as follows ($ in millions):

	As of, and for the Year Ended, December 31,
	2013	2012	2011
Revenue	$257.7	$260.5	$252.8
EBITDA excluding non-cash items(1)	55.0	56.3	49.0
Total assets	395.5	387.0	373.5
% of our consolidated revenue	24.8%	25.2%	25.6%

(1)	See “Business — Our Business and Investments” in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7 for further information and a reconciliation of net income (loss) to EBITDA excluding non-cash items.

Strategy

Hawaii Gas’s long-term strategy has four primary components:

1.	To lower the cost of energy in Hawaii in an environmentally sustainable manner. To accomplish this goal, the business has developed plans for LNG and renewable natural gas, or RNG, transportation, storage and regasification infrastructure to supply its own needs, as well as demand from the transportation, power generation and other sectors. The business is in ongoing discussions and negotiations with relevant government, regulatory and commercial stakeholders as it believes the combination of LNG and RNG can substantially lower Hawaii’s energy costs and support economic growth while reducing carbon emissions.
2.	To diversify its sources of existing supply, including SNG feedstock and LPG, to ensure reliable supply and to mitigate the impact of potential cost increases to its customers. In support of this, the business has added storage capacity that should improve its purchasing competitiveness and flexibility. Hawaii Gas is also exploring other clean and renewable energy alternatives including LNG and RNG that could be distributed using its existing infrastructure.

Hawaii Gas — (continued)

3.	To increase and diversify its customer base. To accomplish this goal, the business intends to increase penetration of the residential, government (primarily military) and tourism-related markets and to expand its business as a wholesale supplier of gas for power generation. The business also intends to promote the value of its products and services and their attractiveness as a cleaner alternative to other energy sources in Hawaii.
4.	To maintain good relationships with regulators, government agencies, customers and the other communities it serves.

Products

While the U.S. mainland obtains natural gas from wells drilled into underground reservoirs of porous rock, Hawaii relies solely on processed and imported alternatives. Hawaii has no known natural gas reserves.

Synthetic Natural Gas.  The business converts a light hydrocarbon feedstock (currently naphtha) into SNG. The product is chemically similar in most respects to natural gas and has a similar heating value on a per cubic foot basis. Hawaii Gas has the only SNG processing capability in Hawaii at its plant located on the island of Oahu. SNG is delivered by underground piping systems to utility customers on Oahu.

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

Liquefied Natural Gas.  The business is implementing plans to bring LNG to Hawaii as a back-up fuel for the SNG utility distribution system and has obtained conventional intermodal cryogenic containers and the related equipment necessary to transport LNG from the U.S. mainland. Subject to satisfaction of state and local regulatory requirements, Hawaii Gas expects to begin transporting LNG to Hawaii on a small scale in 2014. The business is also in negotiations to bring LNG to Hawaii for certain non-utility customers.

Renewable Natural Gas.  The business continues to evaluate a range of renewable natural gas sources for conversion into pipeline quality gas. These initiatives include a multi-year project utilizing animal fat and non-food grade oils as well as ongoing commercial negotiations to source bio gas from waste water treatment plants and landfills. The business believes that the current cost to produce or buy RNG in scale quantities could result in increased energy prices in Hawaii as seen with other renewable products such as bio-diesel. However, the business believes in the importance of incorporating RNG as part of its long-term supply strategy and continues to invest capital and resources in a range of RNG projects.

Hydrogen Gas.  The business generates hydrogen gas as part of the reforming process that creates SNG. Finished SNG contains about 10% hydrogen, the majority of which currently is extracted and sold to Hawaiian Independent Energy, or HIE. The business is exploring opportunities to sell this hydrogen to other parties.

Customers

No customer represented more than 10% of Hawaii Gas’s consolidated revenues and accounts receivable for the year ended December 31, 2013.

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

The business’ utility rates are established by the HPUC in periodic rate cases typically initiated by Hawaii Gas. The business initiates a rate case by submitting a request to the HPUC for an increase in rates based, for example, upon materially higher costs related to providing the service. Following initiation of the rate increase request and submissions by other intervening parties of their positions on the rate request, and potentially an evidentiary hearing, the HPUC issues a decision establishing the revenue requirements and the resulting rates that Hawaii Gas will be allowed to charge. The last successful rate case was in 2009. The business is currently reviewing the timing of its next rate case.

Other Regulations.  The HPUC regulates all franchised or certificated public service companies operating in Hawaii; prescribes rates, tariffs, charges and fees; determines the allowable rate of earnings in establishing rates; issues guidelines concerning the general management of franchised or certificated utility businesses; acts on requests for the acquisition, sale, disposition or other exchange of utility properties, including mergers and consolidations; and acts on requests for financings. When we acquired Hawaii Gas, we agreed to 14 regulatory conditions with the HPUC that address a variety of matters including: a requirement that the ratio of consolidated debt to total capital for Hawaii Gas and HGC Holdings LLC, or HGC, does not exceed 65%; and a requirement to maintain $20.0 million in readily-available cash resources at Hawaii Gas, HGC or MIC. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations  — Liquidity and Capital Resources” in Part II, Item 7 for further discussions on these requirements and that conditions have been consistently met.

Competition

Depending upon the end-use, the business competes with electricity, diesel, solar, geo-thermal, wind, other gas providers and alternative energy sources. Electricity in Hawaii is generated by four electric utilities and various independent power producers. In addition, residential and some commercial customers in Hawaii have increased the rate at which they are installing solar photovoltaic generating capacity.

Utility Business.  Hawaii Gas holds the only government franchise for utility gas services in Hawaii. This enables it to utilize public easements for its pipeline distribution systems. This franchise also provides protection from competition within the same gas-energy sector since the business has developed and owns extensive below-ground distribution infrastructure. The costs associated with developing distribution infrastructure are significant. However, in some instances, the business’ utility customers also have the ability to use other sources of energy, such as diesel.

Non-Utility Business.  Hawaii Gas sells LPG in an unregulated market on the six primary islands of Hawaii. There are two other wholesale companies and several small retail distributors that share the LPG market (some of whom are supplied by Hawaii Gas). Hawaii Gas believes it has a competitive advantage because of its established customer base, storage facilities, distribution network and reputation for reliable service.

Fuel Supply, SNG Plant and Distribution System

Fuel Supply

Hawaii Gas obtains the majority of its LPG supply from off-island producers with the remainder being supplied by HIE (formerly Tesoro), a subsidiary of Par Petroleum Corporation and Chevron oil refineries located on Oahu. In 2013, Hawaii Gas purchased approximately 78% of its LPG requirement from off-island sources, with whom the business has a long-term contract, and the remainder from the two local refineries.

In early 2013, Tesoro made changes to its operations in preparation for conversion of its refinery to an import, storage and distribution terminal which impacted the amount and quality of products received by Hawaii Gas. As a result, Hawaii Gas activated plans related to sourcing feedstock and purchased a larger portion of its LPG from off-island producers to make up for the loss of LPG previously produced by Tesoro. Hawaii Gas had been increasing its use of imported LPG since 2010.

Hawaii Gas — (continued)

Hawaii Gas and Tesoro Hawaii entered into a new naphtha feedstock agreement effective from October 1, 2013 through March 31, 2014. On September 26, 2013, Tesoro announced the sale of its interest in Tesoro Hawaii to HIE and indicated its intention to continue to operate the facility as a refinery. On December 18, 2013, Hawaii Gas received approval from the HPUC to pass any change in the cost of feedstock through to customers via its fuel adjustment mechanism. On January 31, 2014, the naphtha feedstock agreement automatically extended for an additional 90 days through June 30, 2014. Hawaii Gas is in discussions with HIE regarding a longer term agreement.

SNG Plant and Distribution System (Utility Business)

Hawaii Gas processes and distributes SNG from its plant located west of the Honolulu business district. The life of the plant continues to be extended through routine maintenance and additional capital investments. A 22-mile transmission pipeline links the SNG plant to a distribution system at Pier 38 in south Oahu. From Pier 38, a pipeline distribution system consisting of approximately 900 miles of distribution and service pipelines transports gas to customers. For the islands other than Oahu, LPG is distributed to the islands by direct deliveries from overseas suppliers by ship and by barge from Oahu. It is then distributed via pipelines to utility customers. Approximately 90% of the business’ pipeline system is on Oahu.

Distribution System (Non-Utility Business)

The non-utility business provides gas to customers on the major islands not connected to the business’ utility pipeline system. The majority of Hawaii Gas’s non-utility customers are on islands other than Oahu. LPG is distributed to these islands by direct deliveries from overseas suppliers by ship and by barge from Oahu. The business also owns the infrastructure with which it distributes LPG to its customers, including harbor pipelines, trucks, several holding facilities and storage base-yards on Kauai, Maui and Hawaii.

Environmental Matters

Environmental Permits:  Gas processing and distribution requires environmental operating permits. The most significant are air and wastewater permits that are required for the SNG plant. Hawaii Gas is in compliance in all material respects with all applicable provisions of these permits.

Employees and Management

As of December 31, 2013, Hawaii Gas had 308 employees, of which 203 were subject to the terms of a collective bargaining agreement that expires on April 30, 2015. The business believes it has a good relationship with the unionized employees and there have been no major disruptions in operations due to labor matters for over 30 years. Management of the business is headquartered in Honolulu, Hawaii. In 2013, the business hired a new President and Chief Executive Officer who had significant prior experience with Hawaii Gas, having served on its Board since 2011.

Atlantic Aviation

Business Overview

Atlantic Aviation operates fixed base operations, or FBOs, at 63 airports in the United States. Atlantic Aviation’s FBOs provide fueling and fuel-related services, aircraft parking and hangar services to owners/operators of jet aircraft, primarily to the general aviation sector of the air transportation industry, but also to commercial, military, freight and government aviation customers.

Atlantic Aviation — (continued)

Summary financial information for Atlantic Aviation is as follows ($ in millions):

	As of, and for the Year Ended, December 31,
	2013	2012	2011
Revenue	$725.5	$719.9	$683.6
EBITDA excluding non-cash items(1)	144.8	130.8	126.7
Total assets	1,369.5	1,311.4	1,374.4
% of our consolidated revenue	69.7%	69.6%	69.1%

(1)	See “Business — Our Business and Investments” in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7 for further information and a reconciliation of net income (loss) to EBITDA excluding non-cash items.

Industry Overview

FBOs service primarily the general aviation segment of the air transportation industry. General aviation includes corporate and leisure flying and does not include commercial air carriers or military operations. Local airport authorities, the owners of the airport properties, grant FBO operators the right to provide fueling and other services pursuant to long-term ground leases. Fuel sales provide the majority of an FBO’s revenue and gross profit.

FBOs generally operate in environments with high barriers to entry. Airports often have limited physical space for additional FBOs. Airport authorities generally do not have an incentive to add additional FBOs unless there is a significant demand for additional services, as profit-making FBOs are more likely to reinvest in the airport and provide a broad range of services, thus attracting increased airport traffic. The increased traffic has generated additional revenue for the airport authority in the form of landing and fuel flowage fees. Government approvals and design and construction of a new FBO can also take significant time and require significant capital expenditures. Furthermore, airports typically impose minimum standards with respect to the experience, capital investment and breadth of services provided by the FBO.

Demand for FBO services is driven by the level of general aviation flight activity. Atlantic Aviation measures general aviation activity level by the number of take-offs and landings in a given period. General aviation business jet take-offs and landings increased by 1.8% in 2013 compared with 2012 according to flight data reported by the Federal Aviation Administration, or “FAA.” Because Atlantic Aviation operates at a subset of the airports surveyed by the FAA, the correlation between Atlantic Aviation’s performance and the industry data will not be perfect. For example, in 2013, flight activity at airports where Atlantic Aviation operated increased by 3.8% compared with 2012. Nonetheless, the business believes the FAA data is useful in assessing trends in the general aviation sector at a high level. The business also believes general aviation flight activity will continue to expand along with increased economic activity in the U.S.

Strategy

Atlantic Aviation is pursuing a strategy that has five principal components. These are:

1.	to make Atlantic Aviation the preferred FBO provider at all of the airports that it operates by providing the best service and safety in the industry;
2.	to aggressively manage the business so as to optimize its operating expenses;
3.	to organically grow the business and leveraging the size of the Atlantic Aviation network and its information technology capabilities to identify marketing and cross-selling opportunities;
4.	to effectively deploy capital in equipment and leasehold improvements in support of the Atlantic Aviation brand; and
5.	to optimize the portfolio of FBOs through selective site acquisitions, divestitures and lease extensions.

Atlantic Aviation — (continued)

Operations

The business has high-quality facilities and focuses on attracting customers who desire a high level of personal service. Fuel and fuel-related services generated 82% of Atlantic Aviation’s revenue and accounted for 64% of its gross profit in 2013. Other services, including de-icing, aircraft parking, hangar rental and catering, provided the balance. Fuel is stored in fuel tank farms and each FBO operates refueling vehicles owned or leased by the FBO. The FBO either owns or has access to the fuel storage tanks to support its fueling activities. At some of Atlantic Aviation’s locations, services are also provided to commercial airlines and the military. Services provided to the airlines may include refueling from the airline’s own fuel supplies, de-icing and/or ground and ramp handling services.

Atlantic Aviation buys fuel at a wholesale price and sells fuel to customers at a contracted price, or at a price negotiated at the point of purchase. While wholesale fuel costs can be volatile, Atlantic Aviation generally passes fuel cost changes through to customers and attempts to maintain and, when possible, increase its dollar-based margin per gallon of fuel sold. Atlantic Aviation also fuels aircraft with fuel owned by third parties and charges customers a fee for this service. The business has limited exposure to commodity price risk as it generally carries a limited inventory of jet fuel on its books and usually passes fluctuations in the wholesale cost of fuel through to its customers.

Atlantic Aviation is focused on managing costs effectively and continuously evaluates opportunities to reduce expenses. Such opportunities may include business reengineering, more efficient purchasing, partnering with service providers and/or capturing synergies in acquisitions.

Locations

Atlantic Aviation’s FBOs operate pursuant to long-term leases from airport authorities or local government agencies. The business and its predecessors have a strong history of successfully renewing leases and have held some leases for almost 50 years.

Notwithstanding the passage of one year, Atlantic Aviation was able to increase its EBITDA-weighted average remaining lease length (including extension options) from 19.0 years at December 31, 2012 to 19.4 years at December 31, 2013. The leases at eight of Atlantic Aviation’s FBOs, collectively accounting for 12.3% of Atlantic Aviation’s gross profit, will expire within the next five years. No individual FBO generates more than 10% of the gross profit of the business at December 31, 2013.

The airport authorities have certain termination rights in each of Atlantic Aviation’s leases. Standard terms allow for termination if Atlantic Aviation defaults on the terms and conditions of the lease, abandons the property or becomes insolvent or bankrupt. Most of the leases allow for termination if liens are filed against the property. Fewer than ten leases may be terminated for convenience or other similar reasons. In these cases, generally, there are compensation agreements based on amortization schedules or obligations of the authority to make best efforts to relocate the FBO.

Atlantic Aviation periodically evaluates its portfolio of FBOs and may conclude that some of its sites do not have sufficient scale or do not serve a market with sufficiently strong growth prospects to warrant continued operations at these locations in which case it may elect to sell the site or not renew the lease upon maturity. For example, in 2013, Atlantic Aviation chose not to renew the lease at the Ontario, California FBO. Atlantic Aviation may also sell an FBO, where it is valued more highly by another owner or operator. For example, from 2007 to 2013, Atlantic Aviation divested 11 locations.

In December of 2013, Atlantic Aviation completed the acquisition of an FBO at Charles B. Wheeler Downtown Airport in Kansas City, Missouri. Atlantic Aviation also signed an asset purchase agreement to acquire five FBOs from Galaxy Aviation (“Galaxy Acquisition”) and on February 14, 2014, signed an asset purchase agreement to acquire an FBO from Boca Aviation. The business expects these transactions to close at the end of the first quarter of 2014, subject to the receipt of the airport authority’s consent and satisfaction of other closing conditions typically associated with transactions of this size and type.

Atlantic Aviation — (continued)

Marketing

Atlantic Aviation has a number of marketing programs, each utilizing an internally-developed point-of-sale (“POS”) system that tracks general aviation flight movements. One program supports flight tracking and provides customer relationship management data that facilitates up-selling of fuel and optimization of revenue per customer.

Atlantic Aviation also maintains a loyalty program for pilots known as “Atlantic Awards” that provides an incentive to purchase fuel from Atlantic Aviation. These awards are recorded as a reduction in fuel-revenue in Atlantic Aviation’s consolidated financial statements.

In 2013, Atlantic Aviation launched a redesigned website that provides better information for customers, allows for online reservations for services and improves management of Atlantic Awards redemptions.

Competition

Atlantic Aviation directly competes with other FBO operators at approximately half of its locations. The FBOs compete on the basis of location of the facility relative to runways and street access, service, safety, value-added features, reliability and price. Each FBO also faces competitive pressure from the fact that aircraft may take on sufficient fuel at one location and not need to refuel at a specific destination. FBO operators also face indirect competition from facilities located at nearby airports.

Atlantic Aviation’s main competitors are Signature Flight Support, Landmark Aviation and Million Air. Other than Signature, these competitors are privately owned. To our knowledge, other than the competitors listed, no other competitor operates more than 20 FBOs in the United States.

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

Atlantic Aviation’s FBOs are subject to regular inspection by federal and local environmental agencies and local fire and airline quality control departments. The business does not expect that compliance and related remediation work, if any, will have a material negative impact on earnings or the competitive position of Atlantic Aviation. The business has not received notice requiring it to cease operations at any location or of any abatement proceeding by any government agency as a result of failure to comply with applicable environmental laws and regulations.

Employees and Management

As of December 31, 2013, the business employed 1,655 people. Approximately 173 employees are subject to collective bargaining agreements. We believe relations with both unionized and non-union employees at Atlantic Aviation are good.

The day-to-day operations of Atlantic Aviation are managed by individual site managers who are responsible for most aspects of the operations at their site. Local managers within a geographic region are supervised by one of four regional managers covering the United States. Atlantic Aviation’s operations are overseen by senior personnel with an average of approximately 26 years experience each in the aviation industry.

Contracted Power and Energy

Business Overview

Contracted Power and Energy (“CP&E”) consists of investments in five solar photovoltaic (“solar PV”) power generation facilities (Contracted Power, or “CP”) and a 50.01% controlling interest in a district energy business (District Energy, or “DE”).

Contracted Power and Energy — (continued)

We own a controlling interest in CP, and the financial results discussed in this Form 10-K reflect 100% of CP’s full year performance, unless specified. The CP facilities are expected to have an aggregate generating capacity of 57 megawatts. The facilities are located in the southwest United States: two in Arizona, one in Texas and two in California. We have invested equity of $26.8 million in these facilities, of which the Company expects to receive up to $15.9 million as a return of capital in 2014. We anticipate that we will reinvest this return of capital in additional CP projects.

CP sells the electricity generated by its facilities to credit worthy off-takers including local utilities and the military under long-dated power purchase agreements (“PPAs”), typically of 20 – 25 years. The PPAs have volume based charges, some of which have fixed or CPI-linked escalators. CP owns each project in a common LLC structure with a co-investor who can utilize the tax benefits of solar projects. The co-investor receives tax benefits disproportionate to its investment during the early years of the project and typically contributes significantly more capital at acquisition than CP. CP receives cash distributions disproportionate to its investment in these early years.

We own 50.01% of DE, and financial results discussed in this Form 10-K reflect 100% of DE’s full year performance, unless specified. DE operates district cooling systems in the United States. The system currently serves approximately 100 customers in downtown Chicago and operates a stand-alone facility in Las Vegas. In Chicago, DE produces chilled water and distributes it through a closed loop of underground piping for use in the air conditioning systems of large commercial, retail and residential buildings in the central business district. In Las Vegas, it provides cold and hot water (for chilling and heating, respectively) to three customers.

Summary financial information for the CP&E segment (including 100% of both of the CP and DE businesses) is as follows ($ in millions):

	As of, and for the Year Ended, December 31,
	2013	2012	2011
Revenue	$57.8	$53.7	$52.4
EBITDA excluding non-cash items(1)	24.1	16.5	22.7
Total assets	505.3	365.2	217.6
% of our consolidated revenue	5.6%	5.2%	5.3%

(1)	See “Business — Our Business and Investments” in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7 for further information and a reconciliation of net income (loss) to EBITDA excluding non-cash items.

Industry Overview

Solar PV facilities utilize arrays of solar panels often spanning hundreds of acres to convert energy from sunlight into electricity. The electricity is conditioned and fed directly into the regional electric grid. These technologies generally produce predictable amounts of electricity.

Demand for utility scale solar-based power is being driven in part by Renewable Portfolio Standards (“RPS”). RPS are regulatory mandates that aim to create demand for renewable-based electricity by obligating utilities, retailers or other load-serving entities to provide a specific portion of their capacity from qualifying renewable technologies such as solar PV. Developers of solar PV opportunities range from individual land developers to large utilities and municipalities.

District energy systems provide chilled water, steam and/or hot water from a centralized plant through underground piping for cooling and heating purposes. Such systems typically operate within a relatively concentrated geography given the limitation or transmitting thermal energy over significant distances. As a result, a typical district energy customer is the owner/manager of a large office or residential building or facilities such as hospitals, universities or municipal buildings. There are approximately 700 district energy systems in the U.S. today, including privately and publicly owned systems.

Contracted Power and Energy — (continued)

Strategy

Businesses within the CP&E segment generate a stable cash flow stream through a combination of long-term contracted revenues and predictable operating costs and capital requirements. Through our CP&E segment, we hold a portfolio of high-quality assets with predictable cash flow. We are actively looking for opportunities to acquire projects or businesses with similar characteristics, which when aggregated, we believe will generate scale efficiencies.

The strategy behind our CP&E businesses includes the following components:

1.	to deploy capital in the acquisition of small scale CP facilities, such as solar power generation, where the opportunity to generate attractive risk-adjusted returns exists; and,
2.	to achieve expense (scale) efficiencies across our CP portfolio.

Operations

In each of the businesses in the segment, maintenance is typically performed by qualified contract personnel and off-season maintenance is performed by a combination of plant staff and contract personnel. The majority of preventive maintenance at DE is conducted off-season.

Operations and maintenance (“O&M”) of CP has been outsourced to a well-respected provider of such services. O&M services are provided under a long-term contract for a fixed annual cost that adjusts for inflation. Accordingly, the operating costs of these facilities are highly predictable.

Customers

The primary customers of CP are local utilities and a U.S. military base. Customers have entered into power purchase agreements ranging from 20 to 25 years. DE serves a customer base consisting of commercial and residential buildings and government facilities.

Seasonality

The CP&E segment generates peak revenue in the summer months when there is more solar resource available and demand for chilled water for building cooling is at its highest.

Competition

The businesses of CP&E are not subject to substantial direct competitive pressure. CP does not face significant competition due to the long-term PPAs. The projects have a guaranteed buyer of electricity at a contractual price. After the expiration of the PPAs, the facilities could sell power at spot prices and that would subject them to potentially greater competition.

DE customers are generally contractually prohibited from cooling their premises by means other than the chilled water service the business provides. Further, installation of a water chilling system can require significant building reconfiguration and capital expenditure. DE competes with self-cooling alternatives when pursuing new customers. New entrants into the district energy sector in Chicago are unlikely given the considerable capital investment required and the need to obtain City of Chicago consent.

Employees and Management

CP has two management level contractors that provide oversight. Additional resources are provided by the Manager and external third parties as required. As CP grows and develops scale, we anticipate that we will add further staff as we internalize functions that are currently outsourced to take advantage of scale efficiencies. As previously discussed, O&M is provided by a third party. Similarly, contract management and accounting are provided by an external service provider. We serve as the managing member of the partnerships and therefore have control of these businesses.

As of December 31, 2013, DE had 37 full-time employees and one part-time employee. Most employees at each location are subject to collective bargaining or labor agreements. The day-to-day operations of DE are managed by a team located in Chicago, Illinois. The business is governed by an Operating Agreement under which MIC is the Managing Member with certain actions requiring the approval of our co-shareholder.

Contracted Power and Energy — (continued)

Our Employees — Consolidated Group

As of December 31, 2013, we employed approximately 2,000 people across our consolidated businesses (excluding IMTT) of which approximately 20% were subject to collective bargaining agreements. The Holding Company itself does not have any employees.

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

You can also find information on the Governance page on our website where we post documents including:

•	Third Amended and Restated Operating Agreement of Macquarie Infrastructure Company LLC;
•	Second Amended and Restated Management Services Agreement;
•	Corporate Governance Guidelines;
•	Code of Ethics and Conduct;
•	Charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee;
•	Policy for Shareholder Nomination of Candidates to Become Directors of Macquarie Infrastructure Company LLC; and
•	Information for Shareholder Communication with our Board of Directors, our Audit Committee and our Lead Independent Director.

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

We own 50% of IMTT and 50.01% of DE and may acquire less than majority ownership in other businesses in the future. Our ability to influence the management of businesses in which we own noncontrolling interests, and the ability of these businesses to continue operating without disruption, depends on our reaching agreement with our co-investors and reconciling investment and performance objectives for these businesses. Our co-investors may become bankrupt or may have economic or other business interests that are inconsistent with our interests and goals. To the extent that we are unable to agree with co-investors regarding the business and operations of the relevant investment, the performance of the investment and the operations may suffer, we may not receive anticipated distributions or such distributions may be delayed and there may be a material adverse impact on our results. In addition, we may become involved in costly litigation or other dispute resolution procedures to resolve disagreements with our co-investors, which would divert management’s attention.

Furthermore, we may, from time to time, own noncontrolling interests in investments. Management and controlling shareholders of these investments may develop different objectives than we have and we may be unable to control the timing or amount of distributions we receive from these investments. Our inability to exercise significant influence over the operations, strategies and policies of non-controlled investments means that decisions could be made that could adversely affect our results and our ability to generate cash and pay dividends on our LLC interests. See also “Risks Related to IMTT — We share ownership and voting control of IMTT with a third party co-investor. A representative and beneficiary of that co-investor is currently the CEO of IMTT. Our ability to exercise significant influence over the business or level of distributions from IMTT, except pursuant to the Shareholders’ Agreement, is limited, and we have been, and we may again be negatively impacted by disagreements with our co-investor regarding IMTT’s business and operations”.

Our holding company structure may limit our ability to make regular dividends in the future to our shareholders because we will rely on the cash flows and distributions from our businesses.

The Company is a holding company with no operations. Therefore, it is dependent upon the ability of our businesses and investments to make distributions to the Company to enable it to meet its expenses, and to make dividends to shareholders in the future. The ability of our operating subsidiaries and the businesses in which we will hold investments to make distributions to the Company is subject to limitations based on their operating performance, the terms of their debt agreements, the applicable laws of their respective jurisdictions, and compliance of co-investors with applicable contracts and agreements. In addition, the ability of each business to reduce its outstanding debt will be similarly limited by its operating performance, as discussed below and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Economic conditions may also increase our counterparty risk, particularly in those businesses whose revenues are determined under multi-year contracts, such as IMTT and businesses within our Contracted Power and Energy segment. Should conditions deteriorate, we would expect to see increases in counterparty defaults and/or bankruptcies, which could result in an increase in bad debt expense and may cause our operating results to decline.

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

The majority of indebtedness at our primary businesses matures within three to nine years. Refinancing this debt may result in substantially higher interest rates or margins or substantially more restrictive covenants. Any of these could limit operational flexibility or reduce dividends and/or distributions from our operating businesses to us, which would have an adverse impact on our ability to freely deploy Free Cash Flow. We cannot provide assurance that we or the other owners of any of our businesses will be able to make capital contributions to repay some or all of the debt if required.

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

Our businesses (including businesses in which we invest) are subject to numerous statutes, rules and regulations relating to environmental protection. Atlantic Aviation is subject to environmental protection requirements relating to the storage, transport, pumping and transfer of fuel, and DE is subject to requirements relating mainly to its handling of significant amounts of hazardous materials. Hawaii Gas is subject to risks and hazards associated with the refining, handling, storage and transportation of combustible products. These risks could result in substantial losses due to personal injury, loss of life, damage or destruction of property and equipment and environmental damage. Any losses we face could be greater than insurance levels maintained by our businesses, which could have an adverse effect on their and our financial results. In addition, disruptions to physical assets could reduce our ability to serve customers and adversely affect sales and cash flows.

IMTT’s operations in particular are subject to complex, stringent and expensive environmental regulation and future compliance costs are difficult to estimate with certainty. IMTT also faces risks relating to the handling and transportation of significant amounts of hazardous materials. Failure to comply with regulations or other claims may give rise to interruptions in operations and civil or criminal penalties and liabilities that could adversely affect the profitability of this business and the distributions it makes to us, as could significant unexpected compliance costs. Further, these rules and regulations are subject to change and compliance with any changes, could result in a restriction of the activities of our businesses, significant capital expenditures and/or increased ongoing operating costs.

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

Energy efficiency and technology advances, as well as conservation efforts and changes in the sources and types of energy produced in the U.S. may result in reduced demand for our products and services.

The trend toward increased conservation, as well as technological advances including installation of improved insulation, the development of more efficient heating and cooling devices and advances in energy generation technology, may reduce demand for certain of our products and services. During periods of high energy commodity costs, the prices of certain of our products and services generally increase, which may lead to customer conversation. In addition, federal and/or state regulation may require mandatory conservation measures, which would also reduce demand.

The discovery and development of new and unconventional energy sources in the U.S. may drive changes in related energy product logistics chains. The location and exploitation of these new energy sources could result in the dislocation of certain portions of some of our businesses. Either or both of changes in energy supply chain logistics or trends toward increased conservation could reduce demand for our products and services and could adversely affect our results of operations.

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

We are dependent on certain key personnel, and the loss of key personnel, or the inability to retain or replace qualified employees, could have an adverse effect on our consolidating businesses, financial condition and results of operations.

We operate our consolidating businesses on a stand-alone basis, relying on existing management teams for day-to-day operations. Consequently, our operational success, as well as the success of our internal growth strategy, will be dependent on the continued efforts of the management teams of our consolidating businesses, who have extensive experience in the day-to-day operations of these businesses. Furthermore, we will likely be dependent on the operating management teams of businesses that we may acquire in the future. The loss of key personnel, or the inability to retain or replace qualified employees, could have an adverse effect on our business, financial condition and results of operations.

Risks Related to IMTT

We share ownership and voting control of IMTT with a third party co-investor. A representative and beneficiary of that co-investor is currently the CEO of IMTT. Our ability to exercise significant influence over the business or level of distributions from IMTT, except pursuant to the Shareholders’ Agreement, is limited, and we have been, and we may again be negatively impacted by disagreements with our co-investor regarding IMTT’s business and operations.

We own 50% of IMTT; the remaining 50% is owned by a trust for the benefit of members of IMTT's founding family. Disputes with our co-investor resulted in arbitration in 2012. While MIC prevailed in this arbitration, it was costly and diverted the attention of our management and there was a time delay in receiving the distributions to which we were entitled. To the extent that our co-investor and IMTT executive management again act in ways inconsistent with their obligations under the Shareholders' Agreement between us and our co-investor, further arbitration or litigation may be necessary to enforce our rights.

A member of the founding family currently manages the day to day operations of IMTT, and our ability to influence the business is governed by (and may be limited to) our rights under the Shareholders' Agreement governing our investment in IMTT. Because we do not directly manage the day to day operations of IMTT (in contrast to our other assets, including Hawaii Gas and Atlantic Aviation), we may not be provided with notice of material events with respect to IMTT in as timely a manner and with the same level of detail as we would if we were in such a day to day management role. Because we do not manage directly the day to day operations of IMTT, we do not have complete visibility into IMTT's operational and financial systems, controls or processes, including among others, as they relate to environmental, health and safety (EHS) measures. In addition, because IMTT management may not fully apprise us of relevant financial or operational matters, we may not be able to evaluate whether such financial, operational, or EHS systems or controls are sufficiently robust or executed appropriately. The possible failure of IMTT to use adequate financial, operational, and EHS systems or controls could negatively affect the value of the business and its ability to serve as a satisfactory counterparty to customers who demand such systems or controls and could potentially result in penalties from regulatory agencies.

Our co-investor may again fail to act in compliance with the Shareholders' Agreement and may have other business interests that are inconsistent with our interests and goals, and may again take actions that are contrary to our business objectives and requests. For example, management, operating under the express or implied direction of the CEO or the co-investor, may oppose our interests in dealings with lenders, contractors, customers, suppliers, regulators and other third party stakeholders, as well our interests in normal business planning and budgeting processes. Similarly, for purposes opposed to or different than ours, management, operating under the express or implied direction of the CEO or the co-investor, may bring forward in time maintenance capital expenditures, expand the scope of maintenance capital expenditure projects, increase maintenance capital expenditures to more than has been properly approved, bring forward supplier payments and tax payments and/or categorize growth capital expenditures as maintenance capital expenditures in a manner with which we disagree to reduce distributions and/or Free Cash Flow in any reporting period.

We may not agree with our co-investor or IMTT's management as to the payment, amount or timing of distributions or as to transactions such as capital expenditures, acquisitions or dispositions of assets and financings. In addition, we may not receive from management all of the financial and operating data that we request on a timely basis or at all which may significantly delay our ability to report updated IMTT information. If we determine that litigation and/or arbitration is the optimal path to secure our interest and preserve our rights, we will commence such litigation or arbitration as we have in the past.

IMTT’s business is dependent on the demand for bulk liquid terminals capacity in the locations where it operates.

Demand for IMTT’s bulk liquid terminals is largely a function of U.S. domestic demand for chemical, petroleum and vegetable and animal oil products and, less significantly, the extent to which such products are imported into and/or exported out of the United States. U.S. domestic demand for chemical, petroleum and vegetable and animal oil products is influenced by a number of factors, including economic conditions, growth in the U.S. economy, the pricing of chemical, petroleum and vegetable and animal oil products and their substitutes. Import and export volumes of these products to and from the United States are influenced by demand and supply imbalances in the United States and overseas, the cost of producing chemical, petroleum and vegetable and animal oil products domestically versus overseas and the cost of transporting the products between the United States and overseas destinations. Specifically, increased production of natural gas or crude from mainland North America may increase or decrease the demand for bulk liquid terminals. This situation continues to develop and the effects are not yet predictable.

In addition, changes in government regulations that affect imports and exports of bulk chemical, petroleum, renewable fuels and vegetable and animal oil products, including the imposition of surcharges or taxes on imported or exported products, could adversely affect import and export volumes to and from the United States. A reduction in demand for bulk liquid terminals, particularly in the New York Harbor or the Lower Mississippi River, as a consequence of lower U.S. domestic demand for, or imports/exports of, chemical, petroleum or vegetable and animal oil products, could lead to a decline in storage rates and tankage volumes rented out by IMTT and adversely affect IMTT’s revenue and profitability and the distributions it makes to us.

IMTT’s business could be adversely affected by a substantial increase in bulk liquid terminals capacity in the locations where it operates or in other alternative or substitute locations.

An increase in available bulk liquid terminal capacity in excess of growth in demand for such storage in the key locations in which IMTT operates, such as New York Harbor and the Lower Mississippi River, or in Houston or other parts of the Gulf Coast could result in overcapacity and a decline in storage rates and tankage volumes rented out by IMTT and could adversely affect IMTT’s revenue and profitability and the distributions it makes to us.

Some of IMTT’s current agreements may be terminated at the end of the current renewal term upon requisite notice or renewed on different terms. If one or more of the current agreements is terminated and IMTT is unable to secure comparable alternative arrangements, its financial condition and results of operations may be adversely affected.

Upon expiration the agreement can be terminated by either party upon the giving of the requisite notice. If any of IMTT’s agreements is terminated and IMTT is unable to secure comparable alternative arrangements, IMTT may not be able to generate sufficient additional revenue from third parties to replace any shortfall. Additionally, IMTT may incur substantial costs if modifications to its terminals are required by a new or renegotiated agreement.

If IMTT does not deploy capital for growth or make such deployment on economically acceptable terms, any future growth of the business may be limited.

A portion of IMTT’s historical growth has been dependent on the deployment of capital for growth. While MIC believes that there remains considerable opportunity for IMTT to deploy growth capital at levels similar to those experienced between 2006 and 2012, if IMTT cannot find projects with economically acceptable terms, or if IMTT management chooses not to pursue such projects, or co-investor does not support future growth of this business will be limited.

We believe that the experience of IMTT’s senior executives in managing large scale businesses is limited. Furthermore, the members of the executive management team have generally remained unchanged (in terms of number and personnel) throughout this period of growth.

We believe that the executive management of IMTT has limited experience running and operating a business of the size to which IMTT has grown. To the extent that IMTT’s executive management is not enhanced or developed, MIC believes that the business may underperform.

IMTT’s business could be adversely affected by the insolvency of one or more large customers.

IMTT has a number of customers that together generate a material proportion of IMTT’s revenue and gross profit. In 2013, IMTT’s ten largest customers by revenue generated approximately 51.3% of terminal revenue. The insolvency of any of these large customers could result in an increase in unutilized storage capacity in the absence of such capacity being rented to other customers and adversely affect IMTT’s revenue and profitability and the distributions it makes to us.

IMTT’s business involves hazardous activities and is partly located in a region with a history of significant adverse weather events and is potentially a target for terrorist attacks. We cannot assure that IMTT is, or will be in the future, adequately insured against all such risks.

The transportation, handling and storage of petroleum, chemical and vegetable and animal oil products are subject to the risk of spills, leakage, contamination, fires and explosions. Any of these events may result in loss of revenue, loss of reputation or goodwill, fines, penalties and other liabilities. In certain circumstances, such events could also require IMTT to halt or significantly alter operations at all or part of the facility at which the event occurred. IMTT carries insurance to protect against most of the accident-related risks involved in the conduct of the business; however, the limits of IMTT's coverage mean IMTT cannot insure against all risks. In addition, because IMTT's facilities are not insured against loss from terrorism or acts of war, such an attack that significantly damages one or more of IMTT's major facilities would have a negative impact on IMTT's future cash flow and profitability and the distributions it makes to us. Further, future losses sustained by insurers during hurricanes in the U.S. Gulf and Northeast regions may result in lower insurance coverage and/or increased insurance premiums for IMTT's properties.

Risks Related to Hawaii Gas

Disruptions or shutdowns at either of the oil refineries on Oahu from which Hawaii Gas obtains both LPG and the primary feedstock for its SNG plant may have an adverse effect on the operations of the business.

Hawaii Gas processes SNG and distributes SNG and LPG. SNG feedstock or LPG supply disruptions could increase Hawaii Gas’ costs as a result of an inability to source feedstock at rates comparable to those being paid currently. The extended unavailability of one or both of the refineries or disruption to crude oil supplies or feedstock to Hawaii could also result in an increased reliance on off-island sources. An inability to purchase LPG from off-island sources would adversely affect operations. The business is also limited in its ability to store LPG, and any disruption in supply may cause a depletion of LPG stocks.

On September 26, 2013, HIE completed its purchase of Tesoro Hawaii, currently the business’ only contracted source of feedstock for SNG. The SNG contract automatically renews for an additional 90 day terms unless either party provides 60 days notice of its intent to terminate the contract. Changes in HIE’s future operations could significantly and adversely impact Hawaii Gas’s utility business. Although a contingency plan to replace SNG feedstock is in place, an inability to execute this plan in a timely or cost effective manner could cause a significant disruption and potentially result in operating cost increases and/or capital expenditures. The business is also limited in its ability to store SNG feedstock in the event of a disruption. All supply disruptions of SNG or LPG, if occurring for an extended period, could adversely impact the business’ contribution margin and cash flows.

The most significant costs for Hawaii Gas are locally-sourced LPG, LPG imports and feedstock for the SNG plant, the costs of which are directly related to petroleum prices. To the extent that these costs cannot be passed on to customers, the business’ contribution margin and cash flows will be adversely affected.

The profitability of Hawaii Gas is based on the margin of sales prices over costs. Since LPG and feedstock for the SNG plant are commodities, changes in global supply of and demand for these products can have a significant impact on costs. In addition, increased reliance on higher-priced off-island sources of LPG, whether as a result of disruptions to or shortages in local sources or otherwise, could also have a significant impact on costs. Hawaii Gas has no control over these costs, and, to the extent that these costs cannot be passed on to customers, the business’ financial condition and the results of operations would be adversely affected. Higher prices could result in reduced customer demand or customer conversion to alternative energy sources, or both, that would reduce the volume of gas sold and adversely affect the profitability of Hawaii Gas.

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

Hawaii Gas’s operations on the islands of Hawaii, Maui and Kauai rely on LPG that is transported to those islands by Jones Act qualified barges from Oahu and from non-Jones Act vessels from off-island ports. Disruptions to service by those vessels could adversely affect the financial performance of the business.

The Jones Act requires that all goods transported by water between U.S. ports be carried in U.S.-flag ships and that they meet certain other requirements. The business has time charter agreements allowing the use of two barges that currently have a cargo capacity of approximately 420,000 gallons and 500,000 gallons of LPG, respectively. The barges used by the business are the only two Jones Act qualified barges available in the Hawaiian Islands capable of carrying large volumes of LPG. If the barges are unable to transport LPG from Oahu and the business is not able to secure off-island sources of LPG or obtain an exemption to the Jones Act that would permit importation of a sufficient quantity of LPG from the mainland U.S., the profitability of the business could be adversely impacted. If the barges require refurbishment or repair at a greater frequency than forecast, cash outflows for capital costs could adversely impact Hawaii Gas’s results and cash flows.

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

As part of MIC’s acquisition, the business agreed to 14 regulatory conditions with the HPUC that address a variety of matters including: a requirement that Hawaii Gas and HGC’s ratio of consolidated debt to total capital does not exceed 65%; and a requirement to maintain $20.0 million in readily-available cash resources at Hawaii Gas, HGC or MIC. The business is currently in compliance with these conditions, however future non-compliance with these or other HPUC regulatory conditions, could adversely impact the profitability of Hawaii Gas.

The RNG and LNG initiatives expose Hawaii Gas to new supply, counterparty, facility, technology and regulatory risks.

Hawaii Gas continues to evaluate a range of RNG sources for conversion into pipeline quality gas in scale quantities. These initiatives include a multi-year project utilizing animal fat and non-food grade oils as well as ongoing commercial negotiations to source bio gas from waste water treatment plants and landfills. The technology used to produce RNG from non-petroleum based feedstock is not widely used at scale and typically requires significantly greater conversion, transport and storage costs. Beginning March 31, 2012, Hawaii Gas must report annually to the HPUC the percentage of feedstock and quantity of gas produced from non-petroleum feedstock. In the event Hawaii Gas fails to produce a reasonable proportion of gas from renewable and sustainable sources, regulators could impose renewable portfolio standards on the business, resulting in significantly increased energy costs to the business and its customers.

Hawaii Gas has invested over $4.0 million to evaluate and plan for LNG transport from the mainland and utilization by the business, as well as to commence training and development of systems required for regulatory approval. This project is subject to ongoing implementation risk including but not limited to: the timely issuance of necessary permits, licenses and approvals by governmental agencies and third parties; unanticipated changes in market demand or supply; competition with similar projects; site difficulties; environmental conditions; delays of critical equipment and materials; and commercial arrangements to transport and distribute LNG. If the project is delayed beyond the estimated implementation period, the actual cost of planning and implementation may increase beyond the amounts currently estimated in our capital and operating budgets. A delay in implementation would also cause a delay in the receipt of projected revenues which may cause our financial results to be negatively impacted.

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

Risks Related to Atlantic Aviation

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

Air travel and air traffic volume can also be affected by events that have nationwide and industry-wide implications. Events such as wars, outbreaks of disease, severe weather and terrorist activities in the United States or overseas may reduce air travel. Local circumstances include downturns in the general economic conditions of the area where an airport is located or other situations in which the business’ major FBO customers relocate their home base or preferred fueling stop to alternative locations.

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

Failure to complete, or realize anticipated performance from, the Galaxy or Boca Acquisitions could negatively impact Atlantic Aviation; the business’ increased indebtedness after the acquisitions could reduce our operating flexibility.

Completing the Galaxy and Boca Acquisitions are subject to a number of conditions, and we may not complete them on a timely basis or at all, which could have an adverse effect on the business and results of operations of our Atlantic Aviation business.

FBO industry participants are often smaller, private companies with less sophisticated information systems and financial reporting and control capabilities. Galaxy Aviation and Boca Aviation are privately owned and have financial reporting and control systems that are less sophisticated than ours. If we complete the Galaxy Acquisition or the Boca Acquisition, we may be unable to integrate the assets into our existing operations on a timely basis or to achieve expected efficiencies. The integration could be expensive and could be time consuming for our management.

We may not be able to achieve anticipated levels of financial performance at the acquired assets within our expected time frames or at all. In addition, Atlantic Aviation has incurred indebtedness to fund a portion of the acquisitions. This increased level of indebtedness will increase interest expense and could reduce funds available for reinvestment or distribution to MIC.

The termination for cause or convenience of one or more of the FBO leases would damage Atlantic Aviation’s operations significantly.

Atlantic Aviation’s revenue is derived from long-term leases at 63 airports in the U.S. If Atlantic Aviation defaults on the terms and conditions of its leases, including upon insolvency, the relevant authority may terminate the lease without compensation. In this case, Atlantic Aviation would then lose the income from that location and potentially the expected returns from prior capital expenditures. Atlantic Aviation would also likely be in default under the loan agreements and be obliged to repay its lenders a portion or the entire outstanding loan amount. Any such events would have a material adverse effect on Atlantic Aviation’s results of operations.

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

As of December 31, 2013, Atlantic Aviation had total long-term debt outstanding of $517.8 million, consisting of $512.6 million in term loan debt and $5.2 million in stand-alone debt facilities. The terms of these debt arrangements require compliance with certain operating and financial covenants. The ability of Atlantic Aviation to meet their respective debt service obligations and to refinance or repay their outstanding indebtedness will depend primarily upon cash produced by this business.

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

These rules, if adopted, could decrease the convenience and attractiveness of general aviation travel relative to commercial air travel and, therefore, may adversely impact demand for Atlantic Aviation’s services. These proposed regulations are moving very slowly and implementation is not expected in the near future.

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

Risks Related to Contracted Power and Energy

CP depends on counterparties performing in accordance with their agreements. If they fail to so perform, our CP businesses could incur substantial expenses and business disruptions which could materially adversely affect financial condition, cash flows and results of operations.

CP is exposed to the risk that counterparties under long-term agreements will not perform their obligations in accordance with such agreements. Should they fail to so perform, CP may be required to acquire alternative purchasers of the power produced by CP facilities. The failure of any of the parties to perform in accordance with these agreements could adversely affect CP’s results of operations, cash flows and financial condition.

CP is the managing member of the operating LLCs that own the solar generation facilities in Arizona, Texas and California. CP’s failure to uphold its obligations as managing member could materially adversely affect CP’s financial condition, cash flows and result of operations.

CP has entered into an operating LLC agreement as managing member with a co-investor for the solar generation facilities in Arizona, Texas and California. As managing member, CP is obligated to perform certain actions, including providing certain reporting items to its co-investor and the filing of correct and timely tax returns. As managing member, CP is also obligated to refrain from performing certain actions, including selling its interest to certain entities that would result in adverse economic outcomes to CP and its co-investor due to tax regulations. If CP were to cause an adverse tax outcome for its co-investor, CP would be liable. CP’s failure to perform its obligations or to take any actions contrary to its obligations under any or all operating LLC agreements could adversely affect CP’s results of operations, cash flows and financial condition.

The generation of electricity from solar PV is dependent on meteorological conditions. If conditions are unfavorable, CP’s generation facilities may underperform which could materially adversely affect CP’s financial condition, cash flows and result of operations.

CP’s power generation facilities are dependent on the available solar resource. Historical solar availability is used to project expected power generation. Actual conditions are beyond our control and may vary from our projections. If actual conditions cause material underperformance, CP’s result of operations, cash flows and financial condition may be materially adversely affected. This may cause default under some or all of CP’s debt facilities and/or limit CP’s ability to pay distributions to MIC.

CP depends on electric interconnection and transmission facilities that we do not own or control and that are potentially subject to transmission constraints. If these facilities fail to provide adequate transmission capacity, CP may be restricted in its ability to deliver electricity to customers.

CP depends on electric interconnection and transmission facilities owned and operated by others to deliver the power it generates, under specific contracts agreed with CP. Within these contracts there are provisions that allow for occasional curtailment of electricity generated by CP due to the limitations of the transmission system or electricity grid. Any constraints that prevent CP from delivering power could adversely affect CP’s results of operations, cash flows and financial condition. Additionally, any failure in the operation of these interconnections or transmission facilities could prevent CP from selling power and in certain cases, for example force majeure, could adversely affect CP’s results of operations, cash flows and financial condition.

Pursuant to the terms of a use agreement with the City of Chicago, the City of Chicago has rights that, if exercised, could have a significant negative impact on DE.

In order to operate the district cooling system in downtown Chicago, the business has obtained the right to use certain public ways of the City of Chicago under a use agreement, which we refer to as the Use Agreement. Under the terms of the Use Agreement, the City of Chicago retains the right to use the public ways for a public purpose and has the right in the interest of public safety or convenience to cause the business to remove, modify, replace or relocate its facilities at the expense of the business. If the City of Chicago exercises these rights, DE could incur significant costs and its ability to provide service to its customers could be disrupted, which would have an adverse effect on the business’ financial condition and results of operations. In addition, the Use Agreement is non-exclusive, and the City of Chicago is entitled to enter into use agreements with the business’ potential competitors.

The Use Agreement expires on December 31, 2040 and may be terminated by the City of Chicago for any uncured material breach of its terms and conditions. The City of Chicago may also require DE to pay liquidated damages of $6,000 a day if the business fails to remove, modify, replace or relocate its facilities when required to do so, if it installs any facilities that are not properly authorized under the Use Agreement or if the district cooling system does not conform to the City of Chicago’s standards. Each of these non-compliance penalties could result in substantial financial loss or effectively shut down the district cooling system in downtown Chicago.

Any proposed renewal, extension or modification of the Use Agreement requires approval by the City Council of Chicago. Extensions and modifications subject to the City of Chicago’s approval include those to enable the expansion of chilling capacity and the connection of new customers to the district cooling system. The City of Chicago’s approval is contingent upon the timely filing of an Economic Disclosure Statement, or EDS (disclosure required by Illinois state law and Chicago city ordinances to certify compliance with various laws and ordinances), by us and certain of the beneficial owners of our stock. If any of these investors fails to file a completed EDS form within 30 days of the City of Chicago’s request or files an incomplete or inaccurate EDS, the City of Chicago has the right to refuse to provide the necessary approval for any extension or modification of the Use Agreement or to rescind the Use Agreement altogether. If the City of Chicago declines to approve extensions or modifications to the Use Agreement, DE may not be able to increase the capacity of its district cooling system and pursue its growth strategy. Furthermore, if the City of Chicago rescinds or voids the Use Agreement, the district cooling system in downtown Chicago would be effectively shut down and the business’ financial condition and results of operations would be materially and adversely affected as a result.

A certain number of our investors may be required to comply with certain disclosure requirements of the City of Chicago and non-compliance may result in the City of Chicago’s rescission or voidance of the Use Agreement and any other arrangements DE may have with the City of Chicago at the time of the non-compliance.

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

The deteriorating financial condition of the City of Chicago may provide it with the incentive to take positions on contracts with DE that could have an adverse effect on the cash flows generated of the business.

DE has several long-term contracts with the City of Chicago, some of which contain early buy-out provisions, pursuant to which the City may terminate the contracts early. The City may take an aggressive position on the buy-outs in an effort to save costs, which may lead to disputes with the City.

In the event we are unable to resolve such disputes, our financial condition and results of operations could be adversely affected, whilst we litigate or take other steps to protect our rights. We may be required to incur significant litigation costs, and the attention of DE’s management may be diverted for extended periods.

If certain events within or beyond the control of DE occur, DE may be unable to perform its contractual obligations to provide chilling and heating services to its customers. If, as a result, its customers elect to terminate their contracts, DE may suffer loss of revenue. In addition, DE may be required to make payments to such customers for damages.

In the event of a shutdown of one or more of DE’s plants due to operational breakdown, strikes, the inability to retain or replace key technical personnel or events outside its control, such as an electricity blackout, or unprecedented weather conditions in Chicago, DE may be unable to continue to provide chilling and heating services to all of its customers. As a result, DE may be in breach of the terms of some or all of its customer contracts. In the event that such customers elect to terminate their contracts with DE as a consequence of their loss of service, its revenue may be materially adversely affected. In addition, under a number of contracts, DE may be required to pay damages to a customer in the event that a cessation of service results in loss to that customer.

Northwind Aladdin currently derives a majority of its operating cash flows from a contract with a single customer, the Planet Hollywood Resort and Casino, which emerged from bankruptcy several years ago. If this customer were to enter into bankruptcy again, Northwind Aladdin’s contract may be amended or terminated and the business may receive no compensation, which could result in the loss of our investment in Northwind Aladdin.

Northwind Aladdin derives a majority of its cash flows from a contract with the Planet Hollywood resort and casino (formerly known as the Aladdin resort and casino) in Las Vegas to supply cold and hot water and back-up electricity. The Aladdin resort and casino emerged from bankruptcy immediately prior to DE’s acquisition of Northwind Aladdin in September of 2004, and during the course of those proceedings, the contract with Northwind Aladdin was amended to reduce the payment obligations of the Aladdin resort and casino. If the Planet Hollywood resort and casino were to enter into bankruptcy again and a cheaper source of the services that Northwind Aladdin provides can be found, the current contract may be terminated or amended. This could result in a total loss or significant reduction in DE’s income from Northwind Aladdin, for which the business may receive no compensation.

Weather conditions and conservation efforts may negatively impact DE’s results of operations.

DE’s earnings are generated by the sale of cooling and heating services. Weather conditions that are significantly cooler than normal in DE’s service areas may negatively affect demand for the services it provides. Demand for its services may also be reduced by the conservation efforts of its customers and by any conservation mandated by regulations to curb the effects of climate change and global warming. A reduction in demand for DE’s services could adversely affect DE’s results of operations.

Risks Related to Ownership of Our Stock

Our reported Earnings per Share (“EPS”), as defined under GAAP, do not reflect the cash generated by our businesses and investments and may result in unfavorable comparisons with other businesses for which EPS is a useful component in valuation.

Our businesses and investments own and invest in high-value, long-lived assets that generate large amounts of depreciation and amortization. Depreciation and amortization are non-cash expenses that serve to reduce reported EPS. As a result, our financial performance may appear to be substantially worse compared with businesses whose earnings do not reflect the effects of depreciation and amortization (or other non-cash items). To the extent that our results appear to be worse, we may have relatively greater difficulty attracting investors in our stock.

Our inability, under GAAP, to consolidate the financial results of our largest business makes it relatively more difficult to analyze the cash generation of our combined businesses.

Our investment in IMTT is not consolidated for financial reporting purposes; rather it is accounted for using the equity method. The equity method requires us to include an amount of IMTT’s GAAP net income equal to our equity interest in the business (50%) in our consolidated statement of operations. To the extent that IMTT owns and invests in high-value, long-lived physical assets that are depreciated over relatively short periods of time, its net income can be negligible or negative in any given period. As a consequence, the performance of IMTT may have relatively little impact on our consolidated statement of operations.

Our total assets include a substantial amount of goodwill and intangible assets. The write-off of a significant portion of intangible assets would negatively affect our reported earnings.

Our total assets reflect a substantial amount of goodwill and other intangible assets. At December 31, 2013, goodwill and other intangible assets, net, represented approximately 44.3% of total assets. Goodwill and other intangible assets were primarily recognized as a result of the acquisitions of our businesses and investments. Other intangible assets consist primarily of airport operating rights, customer relationships and trade names. On at least an annual basis, we assess whether there has been any impairment in the value of goodwill and assess for impairment of other intangible assets when there are triggering events or circumstances. If the carrying value of the tested asset exceeds its estimated fair value, impairment is deemed to have occurred. In this event, the amount is written down to fair value. Under current accounting rules, this would result in a charge to reported earnings. We have recognized significant impairments in the past, and any future determination requiring the write-off of a significant portion of goodwill or other intangible assets would negatively affect our reported earnings and total capitalization, and could be material.

Our total assets include a substantial amount of goodwill, intangible assets and fixed assets. The depreciation and amortization of these assets may negatively impact our reported earnings.

The high level of intangible and physical assets written up to fair value upon acquisition of our businesses generates substantial amounts of depreciation and amortization. These non-cash items serve to lower net income as reported in our consolidated statement of operations as well as our taxable income. The generation of net losses or relatively small net income may contribute to a net operating loss (“NOL”) carryforward that can be used to offset current taxable income in future periods. However, the continued reporting of little or negative net income may adversely affect the attractiveness of the Company among some potential investors and may reduce the market for our LLC interests.

MIC’s complex structure and financial reporting may make it difficult for some investors to value our LLC interests.

We are a limited liability company structured as a non-operating holding company of several operating businesses and one substantial, unconsolidated investment. We have elected to be treated as a corporation for tax purposes. Our consolidated federal income tax group is comprised of two of our operating businesses and our allocated share of the taxable income from CP, which is treated as a partnership for tax purposes. Our investment and one of our operating businesses file stand-alone federal income tax returns. To the extent we receive distributions either from our investment or operating business that is not a part of our tax group, and these distributions are characterized as a dividend for tax purposes (as opposed to a return of capital), such distributions would be eligible for the federal dividends received deductions (80% exclusion in calculating taxes). These and other factors may make it difficult for some potential investors, particularly those without a moderate level of financial acumen, to accurately assess the value of our LLC interests and may adversely impact the market for our LLC interests.

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

Our Manager, in its sole discretion, determines whether to reinvest base and performance fees in shares and whether to hold or sell those securities. Reinvestment of base and performance fees in additional shares would increase our Manager’s ownership stake in the Company. As of February 14, 2014, our Manager owned 5.63% of our outstanding LLC interests. If our Manager decides, for reasons other than the performance and prospects of the Company, to reduce its position in the Company, such sales may be interpreted by some market participants as a lack of confidence in the Company and put downward pressure on the market price of our shares.

Our Manager’s decision to reinvest its monthly base management fees and quarterly performance fees, as applicable, in LLC interests or retain the cash will affect holders of LLC interests differently.

Our Manager earned $32.0 million and $53.4 million in base management and performance fees, respectively, during 2013. These fees are based on the Company’s market capitalization and performance and may be higher or lower than these levels in the future. Our Manager, in its sole discretion, may elect to retain base management fees and performance fees, if applicable, paid in cash or to reinvest such payments in additional LLC interests. In the event the Manager chooses not to reinvest the fees to which it is entitled in additional LLC interests, the amount paid will reduce the cash that may otherwise be distributed as a dividend to all shareholders or used in the Company’s operations. In the event the Manager chooses to reinvest the fees to which it is entitled in additional LLC interests, effectively returning the cash to us, such reinvestment will dilute existing shareholders by the increase in the percentage of shares owned by the Manager. Either option may adversely impact the market for our LLC interests.

In addition, the Manager has elected to invest its fees in LLC interests, and can only change this election during an 18-trading day window following the Company’s earnings release. Any change would apply to fees paid thereafter. Accordingly, shareholders would have notice of the Manager’s intent to receive fees in cash rather than reinvest before the change was effective.

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

Our Manager can resign with 90 days notice, or our CEO or CFO could be removed, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations, which could adversely affect our financial results and negatively impact the market price of our LLC interests.

Our Manager has the right, under the management services agreement, to resign at any time with 90 days notice, whether we have found a replacement or not. The resignation of our Manager will trigger mandatory repayment obligations under debt facilities at certain of our operating companies. In addition, the Manager could re-assign or remove the CEO and/or the CFO from their positions and responsibilities at the Company without the Board’s approval and with little or no notice. If our Manager resigns or our CEO/CFO are removed, we may not be able to find a new external manager or hire internal management with similar expertise within 90 days to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial results could be adversely affected, perhaps materially, and the market price of our LLC interests may decline substantially. In addition, the coordination of our internal management, acquisition activities and supervision of our businesses and investments are likely to suffer if we were unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Manager and its affiliates.

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

Our Manager is an affiliate of Macquarie Group Limited and a member of the Macquarie Group. From time to time, we have entered into, and in the future we may enter into, transactions and relationships involving Macquarie Group Limited, its affiliates, or other members of the Macquarie Group. Such transactions have included and may include, among other things, the entry into debt facilities, and derivative instruments with members of the Macquarie Group serving as lender or counterparty, and financial advisory or equity underwriting services provided to us by the Macquarie Group.

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

The market price of our LLC interests may fluctuate significantly. Many factors that are beyond our control may significantly affect the market price and marketability of our LLC interests and may adversely affect our ability to raise capital through equity financings. These factors include, but are not limited to, the following:

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

Risks Related to Taxation

We have significant Net Operating Loss (“NOL”) Carryforwards that may be fully utilized over the next several years thereby subjecting us to payment of substantial federal income taxes and reducing our distributable Free Cash Flow.

We may, without the deployment of additional capital, acquisition of businesses with NOLs, payment of performance fees or implementation of other strategies that provide us with additional tax shield, fully utilize our existing NOLs before the end of 2016. At that point we may be subject to federal income taxes in consolidation and any liability could be material. Any liability will reduce distributable Free Cash Flow and could prevent the growth or reduce the rate of growth of our dividends.

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

We have significant income tax NOLs, which may not be realized before they expire.

We have $198.6 million in federal NOL carryforwards at December 31, 2013. While we have concluded that all but $7.8 million of the NOLs will more likely than not be realized, there can be no assurance that we will utilize the NOLs generated to date or any NOLs we might generate in the future. In addition, we have incurred state NOLs and have provided a valuation allowance against a portion of those. As with our federal NOLs, there is also no assurance that we will utilize those state losses or future losses that may be generated.

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

IMTT

IMTT operates ten wholly-owned bulk liquid terminal facilities in the United States and has part ownership in two companies that each own bulk liquid terminal facilities in Canada. The land on which the facilities are located is either owned or leased by IMTT with leased land comprising a small proportion of the total land in use. IMTT also owns the storage tanks, piping and transportation infrastructure such as truck and rail loading equipment located at the facilities and related ship docks, except in Quebec and Geismar, where the docks are leased. The business believes that the aforementioned equipment is generally well maintained and adequate for the present operations. For further details, see “Our Businesses and Investments —  IMTT — Locations” in Part I, Item 1.

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

Island	Description	Use	Own/Lease
Oahu	SNG Plant	Production of SNG	Lease
Oahu	Kamakee Street Buildings and Maintenance yard	Engineering, Maintenance Facility, Warehouse	Own
Oahu	LPG Baseyard	Storage facility for tanks and cylinders	Lease
Oahu	Topa Fort Street Tower	Executive Offices	Lease
Oahu	Various Holding Tanks	Store and supply LPG to utility customers	Lease
Maui	Office, tank storage facilities and baseyard	Island-wide operations	Lease
Kauai	Office	Island-wide operations	Own
Kauai	Tank storage facility and baseyard	Island-wide operations	Lease
Hawaii	Office, tank storage facilities and baseyard	Island-wide operations	Own

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

Contracted Power and Energy

Contracted Power (“CP”)

At December 31, 2013, CP owns five solar PV generation facilities. The business owns the solar panels and leases the land.

Project	State	Ownership or Lease Information
Tucson	Arizona	Long-term property lease until 2032.
Presidio	Texas	Long-term property leases until 2037 and 2039.
DMAFB	Arizona	Long-term property lease until 2039.
Valley Center	California	Long-term property lease until 2038.
Ramona	California	Long-term property lease until 2037.

For further details, see “Our Business and Investments — Contracted Power and Energy — Business Overview” in Part I, Item 1.

District Energy (“DE”)

DE owns or leases five plants in Chicago as follows:

Plant Number	Ownership or Lease Information
P-1	The building and equipment are owned by DE and the business has a long-term property lease until 2043 with an option to renew for 49 years.
P-2	Property, building and equipment are owned by DE.
P-3	DE has a property lease that expires in 2033 with a right to renew for ten years. The equipment is owned by DE, but the landlord has a purchase option over approximately one-fourth of the equipment.
P-4	DE has a property lease that expires in 2016 and the business may renew the lease for another 10 years for the P-4B property unilaterally, and for P-4A, with the consent of the landlord. The equipment at P-4A and P-4B is owned by DE. The landlord can terminate the service agreement and the P-4A property lease upon transfer of the property, on which P-4A and P-4B are located, to a third-party.
P-5	DE has an exclusive perpetual easement for the use of the basement where the equipment is located. The equipment is owned by DE.

DE also owns approximately 15 miles of underground piping through which it distributes chilled water from its facilities to the customers in downtown Chicago.

The equipment at DE’s Las Vegas facility is housed in its own building on a parcel of leased property within the perimeter of a resort. The property lease expires in 2020 and is co-terminous with the supply contract with the resort. The building and equipment are owned by DE and upon expiration of the lease the business is required to either abandon the building and equipment or remove them at the landlord’s expense. For further details, see “Our Business and Investments — Contracted Power and Energy — Business Overview” in Part I, Item 1.

ITEM 3. LEGAL PROCEEDINGS

IMTT Bayonne — Clean Air Act

Section 185 of the Clean Air Act (CAA) requires States (or in the absence of state action, the EPA) in severe and extreme non-attainment areas to adopt a penalty for major stationary sources of volatile organic compounds and nitrogen oxides if the area fails to attain the one-hour ozone National Ambient Air Quality Standard (NAAQS) set by the EPA. IMTT’s Bayonne facility is a major stationary source of volatile organic compounds and nitrogen oxides in the New Jersey-Connecticut severe non-attainment area. Although we believe IMTT’s Bayonne facility is in substantial compliance with CAA obligations, the subject area failed to meet the required NAAQS by the attainment date in 2007 and as a consequence IMTT-Bayonne believes it is likely to be assessed a penalty linked to its 2008 to 2011 emissions that were in excess of baseline levels. IMTT expects that the penalty related to these matters will be less than $500,000 in the aggregate and that it will be payable in 2014 or later. IMTT continues to work to reduce, to the extent feasible, its emissions in order to avoid or reduce potential future penalties.

IMTT St. Rose — Clean Air Act

On December 16, 2010, the Louisiana Department of Environmental Quality (“LADEQ”) notified IMTT of alleged violations of emissions limits in the Clean Air Act Title V Permit at the IMTT St. Rose facility. The violations involve engine emissions exceedences, which were subsequently repermitted to higher limits. IMTT had self-disclosed these exceedences to the LADEQ. IMTT is in settlement discussions with the LADEQ. Based on these discussions, we believe that resolution of this matter may result in payment of a civil penalty not expected to exceed $200,000.

Hawaii Gas — Clean Air Act

On December 13, 2012, the U.S. Environmental Protection Agency (“EPA”) notified Hawaii Gas of alleged violations of Section 112(r)(7) of the Clean Air Act and the implementing regulations of the provisions at its SNG Plant (the “Plant”). The EPA alleged that the business failed to timely report a 2010 release of sodium hydroxide, and identified related deficiencies in audits, certifications and inspections of the Plant. Hawaii Gas disputed several of the allegations and held settlement discussions with the EPA. Based on these discussions, the business believes that resolution of this matter will result in payment of a civil penalty not expected to exceed $155,000.

Hawaii Gas believes that it is in compliance in all material respects with all other applicable state and federal environmental laws and regulations. In connection with the business’ normal operations and routine inspections, management maintains ongoing contact with various regulatory and environmental agencies to resolve compliance matters that arise from time to time. Under normal operating conditions, its facilities do not generate hazardous waste.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our LLC interests are traded on the NYSE under the symbol “MIC”. The following table sets forth, for the fiscal periods indicated, the high and low sales prices per LLC interest on the NYSE:

	High	Low
Fiscal 2012
First Quarter	$33.35	$27.25
Second Quarter	35.86	31.90
Third Quarter	43.21	32.38
Fourth Quarter	46.18	40.76
Fiscal 2013
First Quarter	$54.33	$45.66
Second Quarter	59.90	50.01
Third Quarter	58.88	52.01
Fourth Quarter	57.16	52.50
Fiscal 2014
First Quarter (through February 14, 2014)	$58.90	$51.52

As of February 14, 2014, we had 56,349,701 LLC interests issued and outstanding that we believe were held by 100 holders of record, representing approximately 19,000 beneficial holders.

Dividend Policy

MIC has been structured to provide investors with an opportunity to generate an attractive “total return” based on the capital appreciation resulting from the improved operating performance of our businesses and investments over time and the payment of a cash dividend that we hope will grow over time. Our dividend is determined based on the cash flows available to the MIC holding company from its operating companies. It is our current intent to pay out 80% to 85% percent of the cash that is freely distributable at the MIC level, subject to maintaining a prudent level of reserves and without creating undue volatility in the amount of such dividends where possible.

We receive distributions from Atlantic Aviation, Hawaii Gas and from our interests in IMTT and CP. The cash generated by DE is being used to reduce that business’ indebtedness. We do not believe that our inability to make distributions from DE impacts the sustainability of our dividend.

Since January 1, 2012, MIC has made or declared the following dividends:

Declared	Period Covered	$ per LLC Interest	Record Date	Payable Date
February 18, 2014	Fourth quarter 2013	$0.9125	March 3, 2014	March 6, 2014
October 25, 2013	Third quarter 2013	$0.875	November 11, 2013	November 14, 2013
July 29, 2013	Second quarter 2013	$0.875	August 12, 2013	August 15, 2013
April 26, 2013	First quarter 2013	$0.6875	May 13, 2013	May 16, 2013
December 12, 2012	Fourth quarter 2012	$0.6875	December 24, 2012	December 28, 2012
October 29, 2012	Third quarter 2012	$0.6875	November 12, 2012	November 15, 2012
July 30, 2012	Second quarter 2012	$0.625	August 13, 2012	August 16, 2012
April 30, 2012	First quarter 2012	$0.20	May 14, 2012	May 17, 2012
February 1, 2012	Fourth quarter 2011	$0.20	March 5, 2012	March 8, 2012

Tax Treatment of 2013 Dividends

The Company has determined that 31% of the dividends paid in 2013 were characterized as a dividend, with the balance characterized as a return of capital. The Company believes that the dividend portion will be eligible for treatment as qualified dividend income for U.S. federal income tax purposes, subject to the shareholder having met the holding period requirements as defined by the Internal Revenue Code.

Future dividends, if any, may be characterized as a dividend or a return of capital depending on the earnings and profits of the Company as determined in accordance with Internal Revenue Code. Holders of MIC LLC interests are encouraged to seek their own tax advice with regard to their investment in MIC.

Future Dividends

We currently intend to distribute 80% to 85% of the Free Cash Flow generated by our businesses in the form of a quarterly cash dividend to our shareholders. We define Free Cash Flow as cash from operating activities, which includes cash paid for interest and taxes, less maintenance capital expenditures and changes in working capital.

The payment of a quarterly cash dividend of $0.9125 per share for the quarter ended December 31, 2013 is being paid out of Free Cash Flow generated by certain of our operating entities and supplemented by cash on hand at MIC. In determining whether to change the amount of the dividend in the future, our Board will take into account such matters as the state of the capital markets and general business conditions, the Company’s financial condition, results of operations, capital requirements, capital opportunities and any contractual, legal and regulatory restrictions on the payment of dividends by the Company to its shareholders or by its subsidiaries to the Company, and any other factors that it deems relevant. In particular, each of the Company’s businesses and investments has debt commitments and restrictive covenants, which must be satisfied before any of them can make distributions to the Company. Any or all of these factors could affect both the timing and amount, if any, of future dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Part II, Item 7.

We believe our current policy of distributing cash equal to approximately 80% to 85% of the Free Cash Flow generated by our businesses, combined with potential for growth in Free Cash Flow at a high single-digit rate annually over the medium term, in each case, subject to the continued stable performance of MIC’s businesses and prevailing economic conditions, supports our view of the Company as a potentially attractive total return investment opportunity. From 2007 through 2013, our proportionately combined Free Cash Flow per share grew at a compound annual rate of 12.3% per year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Consolidated — Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow” in Part II, Item 7 for further information on our calculation of Free Cash Flow.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data includes the results of operations, cash flow and balance sheet data for the years ended, and as of, December 31, 2013, 2012, 2011, 2010, and 2009 for our consolidated group, with the results of businesses acquired during those five years being included from the date of each acquisition. The selected financial data for each of the five years in the period ended December 31, 2013 have been derived from the consolidated financial statements of the Company, which financial statements have been audited by KPMG LLP, independent registered public accountants. The information below should be read in conjunction with the consolidated financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7.

	Macquarie Infrastructure Company LLC
	Year Ended Dec 31, 2013	Year Ended Dec 31, 2012	Year Ended Dec 31, 2011	Year Ended Dec 31, 2010	Year Ended Dec 31, 2009
	($ In Thousands, Except Share and Per Share Data)
Statement of operations data:
Revenue
Revenue from product sales	$685,997	$677,164	$639,521	$514,344	$394,200
Revenue from product sales – utility	137,486	144,439	140,746	113,752	95,769
Service revenue	213,973	207,907	203,532	204,852	215,349
Financing and equipment lease income	3,563	4,536	4,992	7,843	4,758
Total revenue	1,041,019	1,034,046	988,791	840,791	710,076
Cost of revenue
Cost of product sales	454,761	462,229	437,049	326,734	233,376
Cost of product sales – utility	117,499	122,254	116,413	90,542	73,907
Cost of services(1)	47,760	52,609	52,744	53,088	46,317
Gross profit	420,999	396,954	382,585	370,427	356,476
Selling, general and administrative expenses	210,060	213,372	202,486	201,787	209,783
Fees to manager – related party	85,367	89,227	15,475	10,051	4,846
Goodwill impairment(2)	—	—	—	—	71,200
Depreciation(3)	39,150	31,587	33,815	29,721	36,813
Amortization of intangibles(4)	34,651	34,601	42,107	34,898	60,892
Loss from customer contract termination	5,906	—	—	—	—
Loss (gain) on disposal of assets(5)	226	(1,358)	1,522	17,869	—
Total operating expenses	375,360	367,429	295,405	294,326	383,534
Operating income (loss)	45,639	29,525	87,180	76,101	(27,058)
Interest income	204	222	112	29	119
Interest expense(6)	(37,044)	(46,623)	(59,361)	(106,834)	(95,456)
Loss on extinguishment of debt	(2,472)	—	—	—	—
Equity in earnings and amortization charges of investee	39,115	32,327	22,763	31,301	22,561
Loss on derivative instruments	—	—	—	—	(25,238)
Other income, net	681	1,085	912	712	570
Net income (loss) from continuing operations before income taxes	46,123	16,536	51,606	1,309	(124,502)
(Provision) benefit for income taxes	(18,043)	(2,285)	(22,718)	8,697	15,818
Net income (loss) from continuing operations	$28,080	$14,251	$28,888	$10,006	$(108,684)
Net income (loss) from discontinued operations, net of taxes	—	—	—	81,323	(21,860)
Net income (loss)	$28,080	$14,251	$28,888	$91,329	$(130,544)
Less: net (loss) income attributable to noncontrolling interests	(3,174)	930	1,545	659	(1,377)
Net income (loss) attributable to MIC LLC	$31,254	$13,321	$27,343	$90,670	$(129,167)

	Macquarie Infrastructure Company LLC
	Year Ended Dec 31, 2013	Year Ended Dec 31, 2012	Year Ended Dec 31, 2011	Year Ended Dec 31, 2010	Year Ended Dec 31, 2009
	($ In Thousands, Except Share and Per Share Data)
Basic income (loss) per share from continuing operations attributable to MIC LLC interest holders	$0.61	$0.29	$0.59	$0.21	$(2.43)
Basic income (loss) per share from discontinued operations attributable to MIC LLC interest holders	—	—	—	1.78	(0.44)
Basic income (loss) per share attributable to MIC LLC interest holders	$0.61	$0.29	$0.59	$1.99	$(2.87)
Weighted average number of shares outstanding: basic	51,381,003	46,635,049	45,995,207	45,549,803	45,020,085
Diluted income (loss) per share from continuing operations attributable to MIC LLC interest holders	$0.61	$0.29	$0.59	$0.21	$(2.43)
Diluted income (loss) per share from discontinued operations attributable to MIC LLC interest holders	—	—	—	1.78	(0.44)
Diluted income (loss) per share attributable to MIC LLC interest holders	$0.61	$0.29	$0.59	$1.99	$(2.87)
Weighted average number of shares outstanding: diluted	51,396,146	46,655,289	46,021,015	45,631,610	45,020,085
Cash dividends declared per share	$3.35	$2.20	$0.80	$—	$—

	Macquarie Infrastructure Company LLC
	Year Ended Dec 31, 2013	Year Ended Dec 31, 2012	Year Ended Dec 31, 2011	Year Ended Dec 31, 2010	Year Ended Dec 31, 2009
	($ In Thousands)
Statement of cash flows data:
Cash flow from continuing operations
Cash provided by operating activities	$155,117	$217,911	$91,042	$98,555	$82,976
Cash (used in) provided by investing activities	(139,636)	2,477	(39,682)	(24,774)	(516)
Cash provided by (used in) financing activities	76,516	(101,798)	(53,137)	(76,528)	(117,818)
Net increase (decrease) in cash	$91,997	$118,590	$(1,777)	$(2,747)	$(35,358)
Cash flow from discontinued operations
Cash used in operating activities	$—	$—	$—	$(12,703)	$(4,732)
Cash provided by (used in) investing activities	—	—	—	134,356	(445)
Cash (used in) provided by financing activities	—	—	—	(124,183)	2,144
Cash used in discontinued operations(7)	$—	$—	$—	$(2,530)	$(3,033)
Change in cash of discontinued operations held for sale(7)	$—	$—	$—	$2,385	$(208)

(1)	Includes depreciation expense of $6.7 million, $6.7 million, $6.6 million, $6.6 million and $6.1 million for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively, relating to District Energy, a component of Contracted Power and Energy segment.
(2)	Reflects non-cash impairment charges of $71.2 million recorded during the first six months of 2009 at Atlantic Aviation.
(3)	Includes non-cash impairment charges of $1.4 million and $7.5 million recorded during the second quarter of 2011 and first six months of 2009, respectively, at Atlantic Aviation.

(4)	Includes non-cash impairment charges of $7.3 million and $23.3 million for contractual arrangements recorded during the second quarter of 2011 and first six months of 2009, respectively, at Atlantic Aviation.
(5)	Loss on disposal of assets includes $226,000, $1.5 million and $17.9 million for FBOs disposed at Atlantic Aviation during the years ended December 31, 2013, 2011 and 2010, respectively. Gain on disposal of assets includes $1.4 million for FBOs disposed at Atlantic Aviation during the year ended December 31, 2012.
(6)	Interest expense includes adjustments to derivative instruments, non-cash amortization of deferred financing fees and interest rate swap breakage fees. Interest rate swap breakage fees at Hawaii Gas were $8.7 million for the year ended December 31, 2012. Interest rate swap breakage fees at Atlantic Aviation were $595,000, $2.3 million, $5.5 million and $8.8 million for the years ended December 31, 2012, 2011, 2010 and 2009, respectively.
(7)	Cash of discontinued operations held for sale is reported in assets of discontinued operations held for sale in our consolidated balance sheets. The cash used in discontinued operations is different than the change in cash of discontinued operations held for sale due to intercompany transactions that are eliminated in consolidation.

	Macquarie Infrastructure Company LLC
	Dec 31, 2013	Dec 31, 2012	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009
	($ In Thousands)
Balance sheet data:
Assets of discontinued operations held for sale	$—	$—	$—	$—	$86,695
Total current assets from continuing operations	403,519	253,910	143,313	125,427	129,866
Property, equipment, land and leasehold improvements, net(1)	854,169	708,031	561,022	563,451	580,087
Intangible assets, net(2)	592,850	626,902	662,135	705,862	751,081
Goodwill(3)	514,494	514,640	516,175	514,253	516,182
Total assets	$2,500,865	$2,223,694	$2,168,633	$2,196,742	$2,339,221
Liabilities of discontinued operations held for sale	$—	$—	$—	$—	$220,549
Total current liabilities from continuing operations	271,452	245,330	148,902	171,286	174,647
Deferred income taxes	189,719	169,392	177,262	156,328	107,840
Long-term debt, net of current portion	831,027	1,052,584	1,086,053	1,089,559	1,166,379
Total liabilities	1,347,597	1,526,129	1,474,773	1,510,047	1,764,453
Members' equity	$1,042,228	$655,028	$703,682	$691,149	$578,526

(1)	Includes non-cash impairment charges of $1.4 million and $7.5 million recorded during the second quarter of 2011 and first six months of 2009, respectively, at Atlantic Aviation.
(2)	Includes non-cash impairment charges of $7.3 million and $23.3 million for contractual arrangements recorded during the second quarter of 2011 and first six months of 2009, respectively, at Atlantic Aviation.
(3)	Reflects non-cash impairment charges of $71.2 million recorded during the first six months of 2009 at Atlantic Aviation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Macquarie Infrastructure Company LLC should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere herein.

We own, operate and invest in a diversified group of infrastructure businesses that provide services, such as aircraft fueling, contracted power generation and utility gas services to businesses and individuals primarily in the U.S. Our businesses are a 50% interest in International-Matex Tank Terminals, or IMTT; Hawaii Gas; Atlantic Aviation; and interests in solar power generation facilities and a district cooling business that together comprise our Contracted Power and Energy segment.

Our businesses generally operate in sectors of infrastructure with barriers to entry, including high initial development and construction costs, the existence of long-term contracts or the requirement to obtain government approvals and a lack of immediate cost-efficient alternatives to the services provided. Overall they tend to generate sustainable long-term cash flows.

In analyzing the financial condition and results of operations of our businesses, we focus primarily on cash generation, and our ability to distribute cash to shareholders in particular. The ability of our businesses to generate cash, broadly, is tied to their ability to effectively manage the volume of products sold or services provided and the margin earned on those transactions. Offsetting these are required payments on debt facilities, taxes and capital expenditures necessary to maintain the productivity of the fixed assets of the businesses, among others.

At IMTT, we focus on the generation of terminal revenue and on making appropriate expenditures in maintaining fixed assets of the business. IMTT seeks to attract third party storage from customers who place a premium on ease of access, and operational flexibility.

At Hawaii Gas, we look to grow the number of customers served and in the case of the non-utility portion, the margins achieved on gas sales as well. Hawaii Gas has an active marketing program that seeks to develop new customers throughout Hawaii. In addition to the existing utility and non-utility operations, Hawaii Gas is seeking to advance initiatives related to the distribution of LNG.

At Atlantic Aviation, our focus is on attracting and maintaining relationships with general aviation aircraft owners and pilots so that they use our FBOs. The number of general aviation flight movements has grown consistently since the first quarter of 2009 and we believe that flight activity will continue to increase during 2014, subject to continued improvement of the U.S. economy generally.

Within Contracted Power and Energy, we are focused on deploying capital effectively in the growth of the businesses within the segment. We believe we can achieve attractive risk-adjusted returns on investments in contracted power generation in particular.

Prior to 2013 year-end, the Company reported Contracted Power and District Energy in separate reportable segments. The Company assessed its businesses and operating segments and determined to combine these two businesses into one reportable segment covering the Company’s long-term Contracted Power and Energy segment, which the Company believes better reflects how these businesses are managed and allocated capital.

Atlantic Aviation Credit Agreement

On May 31, 2013, Atlantic Aviation entered into a credit agreement (the “AA Credit Agreement”) that provides the business with a seven-year, $465.0 million senior secured first lien term loan facility and a five year, $70.0 million senior secured first lien revolving credit facility. Proceeds of the term loan facility, together with proceeds from the May of 2013 equity offering discussed below and cash on hand, were used to repay all of the amounts outstanding under Atlantic Aviation’s then existing credit agreement dated September 27, 2007.

In addition, on November 7, 2013, Atlantic Aviation entered into an incremental $50.0 million term loan under the AA Credit Agreement, that provides the business with a seven-year senior secured first lien term loan facility.

For a description of the material terms of Atlantic Aviation’s credit facilities, see Note 9, “Long-Term Debt”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K.

Atlantic Aviation — Acquisitions

Galaxy Acquisition

Atlantic Aviation has entered into an agreement to acquire certain of the assets of Galaxy Aviation, including substantially all of the assets of five FBOs and one new hangar that is currently under construction at one of the five airports at which the FBOs operate, for $195.0 million. The Company expects to fund the acquisition using a combination of cash on hand and an increase in Atlantic Aviation’s term loan facility. The transaction is expected to close at the end of the first quarter of 2014, subject to the receipt of consents from the relevant airport authorities and satisfaction of other closing conditions typically associated with a transaction of this size and type.

On January 22, 2014, Atlantic Aviation entered into an incremental $100.0 million term loan under the AA Credit Agreement. This incremental indebtedness will primarily be used to partially fund the acquisition of five FBOs from Galaxy Aviation, as discussed above. These proceeds are currently undrawn and Atlantic Aviation is paying a 0.50% per annum ticking fee until the date of funding which is expected to coincide with the closing of the acquisition at the end of the first quarter of 2014. Consistent with the two other term loans under the AA Credit Agreement, the business expects to fix the floating rate on this facility using an interest rate swap.

Boca Aviation Acquisition

On February 14, 2014, Atlantic Aviation signed an agreement to acquire certain of the assets of an FBO at Boca Raton Airport in Florida from Boca Aviation for $35.0 million. The Company expects to fund the acquisition using a combination of cash on hand and proceeds from the recent upsizing of the AA Credit Agreement. The transaction is expected to close at the end of the first quarter of 2014, subject to the receipt of the airport authority’s consent and satisfaction of other closing conditions typically associated with a transaction of this size and type.

MIC Equity Offerings

On May 8, 2013, the Company completed an underwritten public offering and sale of 3,756,500 LLC interests pursuant to the shelf registration statement on Form S-3 (“shelf”) filed with the Securities and Exchange Commission on April 8, 2013. On May 16, 2013, the Company sold an additional 133,375 LLC interests in this offering pursuant to the exercise of the underwriters’ over-allotment option. The Company received proceeds from the offering of $217.8 million, net of underwriting fees and expenses.

On December 18, 2013, the Company completed an underwritten public offering and sale of 2,125,200 LLC interests pursuant to the shelf and an additional 318,780 LLC interests pursuant to the exercise of the underwriters’ over-allotment option. The Company received proceeds from the offering of $123.2 million, net of underwriting fees and expenses.

Second Amended and Restated Management Service Agreement

On September 30, 2013, Macquarie Infrastructure Company LLC entered into a Second Amended and Restated Management Services Agreement (the “Amended Agreement”), among the Company, Macquarie Infrastructure Company Inc. and the Manager. The amendments to the agreement revised the payment mechanics related to the base management fee payable by the Company to the Manager, and aligned the share price used to calculate the base management fee with the share price at which the Manager may reinvest the base management fee in LLC interests. Effective October 1, 2013, pursuant to the Amended Agreement, base management fees are calculated and payable monthly rather than quarterly. In addition, the Manager has elected to invest its fees in LLC interests, and can only change this election during an 18-trading day window following the Company’s earnings release. Any change would apply to fees paid thereafter. Accordingly, shareholders would have notice of the Manager’s intent to receive fees in cash rather than reinvest before the change was effective. Performance fees continue to be calculated and, if generated, paid quarterly. No substantive changes to the formulas or methodology used to calculate the amount of the base management or performance fees that may be due to the Manager were made. The Amended Agreement also made certain non-substantive changes to eliminate parties and provisions that are no longer relevant.

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

Income Taxes

We file a consolidated federal income tax return that includes the taxable income of Hawaii Gas, Atlantic Aviation and our allocated share of the taxable income from CP, which is treated as a partnership for tax purposes. IMTT and DE file separate federal income tax returns.

Distributions from IMTT and DE may be characterized as non-taxable returns of capital and reduce our tax basis in these businesses, or as a taxable dividend. We will include in our taxable income the dividend portion of any distributions, which are eligible for the 80% Dividends Received Deduction. We also receive and include in taxable income interest income from DE on intercompany debt.

As a result of having federal net operating loss, or NOL, carryforwards, we do not expect to make regular federal tax payments until 2016. For 2013, we expect to report a current year taxable loss of $4.1 million and we do not expect to make a Federal Alternative Minimum Tax payment. However, we expect DE to pay an Alternative Minimum Tax of approximately $137,000. We expect that the Alternative Minimum Tax paid for 2013 will be available as a credit against regular federal income taxes in the future. The cash state and local taxes paid by our individual businesses are discussed in the sections entitled “Income Taxes” for each of these businesses.

Pursuant to tax sharing agreements, the individual businesses included in our consolidated federal income tax return pay MIC an amount equal to the federal income taxes each would have paid on a standalone basis as if they were not part of the MIC consolidated federal income tax return.

American Taxpayer Relief Act of 2012

In January of 2013, the American Taxpayer Relief Act of 2012 (the “2012 Tax Act”) was signed. The 2012 Tax Act extends the period over which the 50% bonus depreciation provided for in the Tax Relief, Unemployment Insurance Reauthorization Act of 2010 (the “2010 Tax Act”) applies to include 2013. The Company took the bonus depreciation provision into consideration when evaluating its maintenance and growth capital expenditure plans for 2013.

Results of Operations

Consolidated

Key Factors Affecting Operating Results for 2013 Compared to 2012:

•	an increase in terminal revenue at IMTT;
•	lower interest expense driven by lower average cost of debt and reduced debt levels primarily at Atlantic Aviation;
•	improved gross profit at Atlantic Aviation;
•	an increase in gross profit at CP&E due to results contributed by CP;

Results of Operations: Consolidated — (continued)

•	an increase in non-utility contribution margin at Hawaii Gas; and
•	decrease in performance fee incurred in 2013 compared with 2012.

Key Factors Affecting Operating Results for 2012 Compared to 2011:

•	an increase in average storage rates at IMTT;
•	higher volume of general aviation (“GA”) fuel sold and lower interest expense at Atlantic Aviation; and
•	an increase in non-utility contribution margin at Hawaii Gas; partially offset by
•	performance fees incurred in 2012;
•	reduced spill response activity in 2012 compared with 2011 at IMTT; and
•	reduced de-icing revenue at Atlantic Aviation.

Results of Operations: Consolidated — (continued)

Our consolidated results of operations are as follows:

	Year Ended December 31,			Change (From 2012 to 2013) Favorable/(Unfavorable)		Change (From 2011 to 2012) Favorable/(Unfavorable)
	2013	2012	2011	$	%	$	%
	($ In Thousands) (Unaudited)
Revenue
Revenue from product sales	$685,997	$677,164	$639,521	8,833	1.3	37,643	5.9
Revenue from product sales – utility	137,486	144,439	140,746	(6,953)	(4.8)	3,693	2.6
Service revenue	213,973	207,907	203,532	6,066	2.9	4,375	2.1
Financing and equipment lease income	3,563	4,536	4,992	(973)	(21.5)	(456)	(9.1)
Total revenue	1,041,019	1,034,046	988,791	6,973	0.7	45,255	4.6
Costs and expenses
Cost of product sales	454,761	462,229	437,049	7,468	1.6	(25,180)	(5.8)
Cost of product sales – utility	117,499	122,254	116,413	4,755	3.9	(5,841)	(5.0)
Cost of services	47,760	52,609	52,744	4,849	9.2	135	0.3
Gross profit	420,999	396,954	382,585	24,045	6.1	14,369	3.8
Selling, general and administrative	210,060	213,372	202,486	3,312	1.6	(10,886)	(5.4)
Fees to manager – related party	85,367	89,227	15,475	3,860	4.3	(73,752)	NM
Depreciation	39,150	31,587	33,815	(7,563)	(23.9)	2,228	6.6
Amortization of intangibles	34,651	34,601	42,107	(50)	(0.1)	7,506	17.8
Loss from customer contract termination	5,906	—	—	(5,906)	NM	—	—
Loss (gain) on disposal of assets	226	(1,358)	1,522	(1,584)	(116.6)	2,880	189.2
Total operating expenses	375,360	367,429	295,405	(7,931)	(2.2)	(72,024)	(24.4)
Operating income	45,639	29,525	87,180	16,114	54.6	(57,655)	(66.1)
Other income (expense)
Interest income	204	222	112	(18)	(8.1)	110	98.2
Interest expense(1)	(37,044)	(46,623)	(59,361)	9,579	20.5	12,738	21.5
Loss on extinguishment of debt	(2,472)	—	—	(2,472)	NM	—	—
Equity in earnings and amortization charges of investee	39,115	32,327	22,763	6,788	21.0	9,564	42.0
Other income, net	681	1,085	912	(404)	(37.2)	173	19.0
Net income before income taxes	46,123	16,536	51,606	29,587	178.9	(35,070)	(68.0)
Provision for income taxes	(18,043)	(2,285)	(22,718)	(15,758)	NM	20,433	89.9
Net income	$28,080	$14,251	$28,888	13,829	97.0	(14,637)	(50.7)
Less: net (loss) income attributable to noncontrolling interests	(3,174)	930	1,545	4,104	NM	615	39.8
Net income attributable to MIC LLC	$31,254	$13,321	$27,343	17,933	134.6	(14,022)	(51.3)

NM — Not meaningful

(1)	Interest expense includes losses on derivative instruments of $7.5 million, $21.6 million and $35.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Results of Operations: Consolidated — (continued)

Gross Profit

Consolidated gross profit increased from 2012 to 2013 reflecting improved results at Atlantic Aviation, an increased contribution from CP and improved results at Hawaii Gas. This increase was partially offset by a reduction in cooling consumption gross profit at DE during 2013.

Consolidated gross profit increased from 2011 to 2012 reflecting improved results in the non-utility business at Hawaii Gas. In addition, the increase in gross profit for 2012 reflects higher volume of GA fuel sold and higher weighted average GA fuel margins, partially offset by reduced de-icing revenue at Atlantic Aviation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased in 2013 compared with 2012 primarily as a result of lower legal fees at the MIC holding company level, most significantly those incurred in connection with the arbitration and related matters involving MIC and its co-investor in IMTT incurred during 2012. These improvements were partially offset by an increase in transactional costs at Atlantic Aviation in connection with the acquisitions of an FBO in Kansas City and the five Galaxy FBOs and an increase in Hawaii Gas primarily related to severance costs.

Selling, general and administrative expenses increased in 2012 compared with 2011 primarily as a result of legal costs at the MIC holding company level, most significantly those incurred in the arbitration proceedings and related matters between MIC and its IMTT co-investor. Selling, general and administrative expenses also include costs incurred in connection with the acquisition of CP during the fourth quarter of 2012. Selling, general and administrative expenses were also higher at Hawaii Gas due primarily to medical and benefit costs and overtime.

Fees to Manager

Our Manager is entitled to a base management fee based primarily on our market capitalization, and potentially a performance fee, based on the performance of our stock relative to a U.S. utilities index. For the years ended December 31, 2013, 2012 and 2011, we incurred base management fees of $32.0 million, $21.9 million and $15.5 million, respectively. For the years ended December 31, 2013 and 2012 we incurred performance fees of $53.4 million and $67.3 million, respectively. Our Manager elected to reinvest the base management and performance fees in additional LLC interests. For the year ended December 31, 2011, our Manager did not earn a performance fee.

Results of Operations: Consolidated — (continued)

The unpaid portion of the base management fees and performance fees, if any, at the end of each reporting period is included in due to manager-related party in the consolidated balance sheets. The following table shows our Manager’s election to reinvest its base management fees and performance fees, if any, in additional LLC interests.

Period	Base Management Fee Amount ($ in thousands)	Performance Fee Amount ($ in thousands)	LLC Interests Issued	Issue Date
2013 Activities:
Fourth quarter 2013	$8,455	$—	155,943	(1)
Third quarter 2013	8,336	6,906	278,480	December 19, 2013
Second quarter 2013	8,053	24,440	603,936	September 04, 2013
First quarter 2013	7,135	22,042	522,638	June 05, 2013
2012 Activities:
Fourth quarter 2012	$6,299	$43,820	980,384	March 20, 2013
Third quarter 2012	5,844	23,509	695,068	December 05, 2012
Second quarter 2012	4,760	—	113,847	August 30, 2012
First quarter 2012	4,995	—	147,682	May 31, 2012
2011 Activities:
Fourth quarter 2011	$4,222	$—	135,987	March 20, 2012
Third quarter 2011	3,465	—	130,344	November 30, 2011
Second quarter 2011	4,156	—	179,623	August 31, 2011
First quarter 2011	3,632	—	144,742	June 06, 2011

(1)	Our Manager elected to reinvest the fourth quarter of 2013 base management fees in LLC interests. We issued 155,943 LLC interests in accordance with the Second Amended and Restated Management Service Agreement.

Depreciation

Depreciation expense increased in 2013 compared with 2012 primarily as a result of the depreciation generated by solar projects that became operational.

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

Atlantic Aviation recorded losses on disposal of assets of $1.5 million during 2011. Proceeds from 2011 sales were redeployed into the acquisition of two FBOs in Oregon in the third quarter of 2011.

Results of Operations: Consolidated — (continued)

Interest Expense and Loss on Derivative Instruments

Interest expense includes losses on derivative instruments of $7.5 million and $21.6 million for 2013 and 2012, respectively. Losses on derivatives recorded in interest expense are attributable to the change in fair value of interest rate instruments and include the reclassification of amounts from accumulated other comprehensive loss into earnings. Excluding the derivative adjustments and interest rate swap breakage fees at Atlantic Aviation and Hawaii Gas, interest expense decreased primarily due to the expiration of an unfavorable interest rate swap at Atlantic Aviation in October of 2012 and lower principal balance on the term loan debt.

Interest expense includes losses on derivative instruments of $21.6 million and $35.0 million in 2012 and 2011, respectively. Excluding the derivative adjustments and interest rate swap breakage fees at Hawaii Gas and Atlantic Aviation, interest expense decreased from 2011 to 2012 primarily due to the lower term loan principal balance at Atlantic Aviation. Interest was also lower in 2012 due to the expiration of unfavorable interest rate swaps at Atlantic Aviation in October of 2012.

Equity in Earnings and Amortization Charges of Investee

The increase in equity in earnings for the year ended December 31, 2013 reflects our share of the derivative gains for the year ended December 31, 2013 compared with our share of the derivative losses for the year ended December 31, 2012 and our share of the improved operating results from IMTT.

The increase in equity in the earnings in 2012 compared with 2011 primarily reflects our share of the increase in operating results and our share of lower derivative losses from IMTT.

Income Taxes

We file a consolidated federal income tax return that includes the taxable income of Hawaii Gas, Atlantic Aviation and our allocated share of the taxable income from CP, which is treated as a partnership for tax purposes. IMTT and DE file separate federal income tax returns. As we own less than 80% of these businesses, they are not included in our consolidated federal tax return.

For 2013, of the $46.1 million of pre-tax income recorded, we expect to report a current year taxable loss of $4.1 million and we do not expect to make a Federal Alternative Minimum Tax payment. At December 31, 2013, our federal NOL balance was $198.6 million, which is available to offset future taxable income, if any, through 2033. A portion of this NOL balance begins to expire in 2024. This balance excludes the NOL carryforwards of DE of $2.9 million at December 31, 2013 (see Contracted Power and Energy — Income Taxes below). We expect DE to pay a Federal Alternative Minimum Tax of approximately $137,000 for 2013.

As we own less than 80% of IMTT and DE, these businesses are not included in our consolidated federal tax return. These businesses file separate federal income tax returns. With respect to IMTT, we expect that approximately $12.4 million of distributions received will be taxable as a dividend, with the balance being a return of capital.

For 2013, we expect our federal and state income taxes to be approximately $18.0 million, or 39.12% of net income before taxes, of which $5.0 million relates to state and local income taxes. As discussed below, the provision for state and local income taxes includes a valuation allowance of approximately $3.0 million for the use of certain state NOL carryforwards. The difference between our effective tax rate and the U.S. federal statutory rate of 35% is primarily attributable to state and local income taxes and adjustments for our less than 80% owned businesses.

Results of Operations: Consolidated — (continued)

For 2012, we reported a current federal taxable loss of approximately $47.8 million and did not pay a Federal Alternative Minimum Tax. For 2011, we reported consolidated taxable income, although the tax thereon was fully offset by our NOL carryforwards.

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

We increased the valuation allowance by $3.0 million for both 2013 and 2012 and $1.3 million for 2011 for certain state NOL carryforwards.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow

We have disclosed EBITDA excluding non-cash items for our Company and each of our operating segments in Note 13, “Reportable Segments”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K, as a key performance metric relied on by management in evaluating our performance. EBITDA excluding non-cash items is defined as earnings before interest, taxes, depreciation and amortization and non-cash items, which includes impairments, derivative gains and losses and adjustments for other non-cash items reflected in the statements of operations. We believe EBITDA excluding non-cash items provides additional insight into the performance of our operating businesses relative to each other and to similar businesses without regard to their capital structure, and to their ability to service or reduce debt, fund capital expenditures and/or support distributions to the holding company.

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

Classification of Maintenance Capital Expenditures and Growth Capital Expenditures

We categorize capital expenditures as either maintenance capital expenditures or growth capital expenditures. As neither maintenance capital expenditure nor growth capital expenditure is a GAAP term, we have a framework we use in categorizing any specific capital expenditure. In broad terms, maintenance capital expenditures primarily maintain our businesses at current levels of operations, capability, profitability or cash flow, while growth capital expenditures primarily provide new or enhanced levels of operations, capability, profitability or cash flow. We consider a number of factors to determine whether a specific capital expenditure will be classified as maintenance or growth.

The primary factors we consider in determining classification of capital expenditures are:

•	Whether the asset/unit/property currently exists in the business or is new (not a replacement);

Results of Operations: Consolidated — (continued)

•	Whether the capital expenditure provides enhanced functionality or capability to an existing asset/unit/property; and
•	Whether we expect the capital expenditure increases profitability or cash flows, through incremental future revenue, lower future costs or lower future capital requirements.

In some cases, specific capital expenditures contain characteristics of both maintenance and growth capital expenditures. We do not bifurcate specific capital expenditures into growth and maintenance components. Each discrete capital expenditure is considered within the above framework and the entire capital expenditure is classified as either maintenance or growth according to the preponderance of categorization.

A reconciliation of net income attributable to MIC LLC to EBITDA excluding non-cash items and EBITDA excluding non-cash items to Free Cash Flow from operations, on a consolidated basis, is provided below, and similar reconciliations for each of our operating businesses and MIC Corporate follows.

	Year Ended December 31,			Change (From 2012 to 2013) Favorable/(Unfavorable)		Change (From 2011 to 2012) Favorable/(Unfavorable)
	2013	2012	2011	$	%	$	%
	($ in Thousands) (Unaudited)
Net income attributable to MIC LLC(1)	$31,254	$13,321	$27,343
Interest expense, net(2)	36,840	46,401	59,249
Provision for income taxes	18,043	2,285	22,718
Depreciation(3)	39,150	31,587	33,815
Depreciation – cost of services(3)	6,726	6,727	6,639
Amortization of intangibles(4)	34,651	34,601	42,107
Loss from customer contract termination	5,906	—	—
Loss on extinguishment of debt	2,434	—	—
Loss (gain) on disposal of assets	106	(1,979)	617
Equity in earnings and amortization charges of investee(5)	—	—	(22,763)
Base management fees to be settled/settled in LLC interests	31,979	21,898	15,475
Performance fees settled in LLC interests	53,388	67,329	—
Other non-cash (income) expense, net	(2,843)	3,387	4,678
EBITDA excluding non-cash items	$257,634	$225,557	$189,878	32,077	14.2	35,679	18.8
EBITDA excluding non-cash items	$257,634	$225,557	$189,878
Interest expense, net(2)	(36,840)	(46,401)	(59,249)
Interest rate swap breakage fee – Hawaii Gas(2)	—	(8,701)	—
Interest rate swap breakage fee – Atlantic Aviation(2)	—	(595)	(2,327)
Adjustments to derivative instruments recorded in interest expense(2)	(5,138)	(17,132)	(15,917)
Amortization of debt financing costs(2)	3,874	4,232	4,086
Cash distribution received in excess of equity in earning and amortization charges of investee(6)	—	54,625	—
Equipment lease receivables, net	3,807	3,548	3,105
Provision for income taxes, net of changes in deferred taxes	(4,748)	(3,865)	(3,509)
Pension contribution(7)	(3,150)	—	—
Changes in working capital	(60,322)	6,643	(25,025)
Cash provided by operating activities	155,117	217,911	91,042
Changes in working capital	60,322	(6,643)	25,025
Maintenance capital expenditures	(18,582)	(19,851)	(18,062)
Free cash flow	$196,857	$191,417	$98,005	5,440	2.8	93,412	95.3

(1)	Net income attributable to MIC LLC excludes net loss of $3.2 million and net income of $930,000 and $1.5 million attributable to noncontrolling interests for the years ended December 31, 2013, 2012 and 2011, respectively.

Results of Operations: Consolidated — (continued)

(2)	Interest expense, net, includes adjustments to derivative instruments, non-cash amortization of deferred financing fees and interest rate swap breakage fees at Hawaii Gas and Atlantic Aviation.
(3)	Depreciation — cost of services includes depreciation expense for District Energy, a component of Contracted Power and Energy segment, which is reported in cost of services in our consolidated statements of operations. Depreciation and Depreciation — cost of services does not include acquisition-related step-up depreciation expense of $7.8 million, $7.8 million and $7.5 million for the years ended December 31, 2013, 2012 and 2011, respectively, in connection with our investment in IMTT, which is reported in equity in earnings and amortization charges of investee in our consolidated statements of operations.
(4)	Amortization of intangibles does not include acquisition-related step-up amortization expense of $342,000, $342,000 and $606,000 for the years ended December 31, 2013, 2012 and 2011, respectively, in connection with our investment in IMTT, which is reported in equity in earnings and amortization charges of investee in our consolidated statements of operations.
(5)	Equity in earnings and amortization charges of investee in the above table includes our 50% share of IMTT's earnings, offset by the distributions we received only up to our share of the earnings recorded in the calculation for EBITDA excluding non-cash items. For the years ended December 31, 2013 and 2012, we recognized equity in earnings and amortization charges of investee income of $39.1 million and $32.3 million, respectively, in the consolidated statement of operations, which was fully offset by the cash distributions received during the years ended December 31, 2013 and 2012.
(6)	Cash distributions received in excess of equity in earnings and amortization charges of investee in the above table is the excess cumulative distributions received to the cumulative earnings recorded in equity in earnings and amortization charges of investee, since our investment in IMTT, adjusted for the current periods equity in earnings and amortization charges of investee in the calculation from net income attributable to MIC LLC to EBITDA excluding non-cash items above. The cumulative allocation of the $188.1 million distributions received during the year ended December 31, 2012 was $87.0 million recorded in net cash provided by operating activities and $101.1 million recorded in net cash provided by investing activities, as a return of investment, on the consolidated statements of cash flows.
(7)	Pension contribution of $3.8 million and $2.7 million for the years ended December 31, 2012 and 2011, respectively, were reported in changes in working capital for those periods.

IMTT

We account for our 50% interest in IMTT under the equity method. To enable meaningful analysis of IMTT’s performance across periods, IMTT’s overall performance is discussed below, rather than IMTT’s contribution to our consolidated results.

	Year Ended December 31,			Change (From 2012 to 2013) Favorable/(Unfavorable)		Change (From 2011 to 2012) Favorable/(Unfavorable)
	2013	2012	2011
	$	$	$	$	%	$	%
	($ In Thousands) (Unaudited)
Revenue
Terminal revenue	484,238	449,927	417,422	34,311	7.6	32,505	7.8
Environmental response revenue	29,664	24,461	29,670	5,203	21.3	(5,209)	(17.6)
Total revenue	513,902	474,388	447,092	39,514	8.3	27,296	6.1
Costs and expenses
Terminal operating costs	200,600	191,791	188,222	(8,809)	(4.6)	(3,569)	(1.9)
Environmental response operating costs	26,088	21,767	23,013	(4,321)	(19.9)	1,246	5.4
Total operating costs	226,688	213,558	211,235	(13,130)	(6.1)	(2,323)	(1.1)
Terminal gross profit	283,638	258,136	229,200	25,502	9.9	28,936	12.6
Environmental response gross profit	3,576	2,694	6,657	882	32.7	(3,963)	(59.5)
Gross profit	287,214	260,830	235,857	26,384	10.1	24,973	10.6
General and administrative expenses	32,729	31,050	30,976	(1,679)	(5.4)	(74)	(0.2)
Depreciation and amortization	76,091	70,016	64,470	(6,075)	(8.7)	(5,546)	(8.6)
Casualty losses, net(1)	6,700	—	—	(6,700)	NM	—	—
Operating income	171,694	159,764	140,411	11,930	7.5	19,353	13.8
Interest expense, net(2)	(24,572)	(35,244)	(52,257)	10,672	30.3	17,013	32.6
Other income	2,133	1,890	1,486	243	12.9	404	27.2
Provision for income taxes	(61,149)	(51,293)	(34,820)	(9,856)	(19.2)	(16,473)	(47.3)
Noncontrolling interest	(251)	(839)	137	588	70.1	(976)	NM
Net income	87,855	74,278	54,957	13,577	18.3	19,321	35.2
Reconciliation of net income to EBITDA excluding non-cash items and cash provided by operating activities to Free Cash Flow:
Net income	87,855	74,278	54,957
Interest expense, net(2)	24,572	35,244	52,257
Provision for income taxes	61,149	51,293	34,820
Depreciation and amortization	76,091	70,016	64,470
Casualty losses, net(1)	6,700	—	—
Other non-cash expenses (income)(3)	12,122	855	(114)
EBITDA excluding non-cash items	268,489	231,686	206,390	36,803	15.9	25,296	12.3
EBITDA excluding non-cash items	268,489	231,686	206,390
Interest expense, net(2)	(24,572)	(35,244)	(52,257)
Adjustments to derivative instruments recorded in interest expense(2)	(19,794)	(4,271)	16,655
Amortization of debt financing costs(2)	2,833	3,221	3,233
Provision for income taxes, net of changes in deferred taxes	(18,456)	(17,885)	(8,169)
Pension contribution(4)	(4,450)	—	—
Changes in working capital	(3,707)	13,636	(36,701)
Cash provided by operating activities	200,343	191,143	129,151
Changes in working capital	3,707	(13,636)	36,701
Maintenance capital expenditures(5)	(83,228)	(58,375)	(57,257)
Free cash flow	120,822	119,132	108,595	1,690	1.4	10,537	9.7

NM — Not meaningful

(1)	Casualty losses, net, includes $2.5 million and $1.5 million related to the quarters ended December 31, 2012 and March 31, 2013, respectively, which were recorded in terminal operating costs in those periods. These amounts have been included in the year ended December 31, 2013.

IMTT — (continued)

(2)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.
(3)	IMTT management's calculation of IMTT's EBITDA includes various non-cash items, unlike MIC’s other businesses. In order to ensure IMTT’s EBITDA excluding non-cash items does in fact excludes non-cash items, and to promote consistency across its reporting segments, MIC has excluded known non-cash items when calculating IMTT’s EBITDA excluding non-cash items including primarily the non-cash pension expense of $11.2 million for 2013. The non-cash pension expense of $11.4 million and $8.1 million for 2012 and 2011, respectively, were reported in changes in working capital for those periods, net of pension contribution.
(4)	Pension contributions of $5.0 million and $20.4 million for 2012 and 2011, respectively, were reported in changes in working capital, net of the non-cash pension expenses, for those periods.
(5)	Maintenance capital expenditures includes a reclassification from growth capital expenditures in the quarters ended December 31, 2012 and March 31, 2013 of $1.2 million and $509,000, respectively. These amounts have been included in the year ended December 31, 2013. The classification of capital expenditures as either growth or maintenance is the subject of ongoing review and discussions between MIC and its co-investor in IMTT.

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

Key Factors Affecting Operating Results:

•	terminal gross profit increased principally due to an increase in tank storage rates, revenue from ancillary services and tank capacity; partially offset by
•	the planned reduction in tank utilization as a result of tank cleaning and inspection; and
•	partially insurable casualty losses related to Hurricane Sandy.

The U.S. energy sector continued its change during 2013 as unconventional production of crude oil continued to grow and natural gas volumes increased and price remained low. The product flows into and out of the U.S. changed during the year and we expect that this will continue in 2014. As discussed below, the impact of these changes is different by location and product line. The availability of cheap natural gas has also led to a renaissance in the petrochemical industry that has seen the announcement of a number of large capital investments in new plants, notably on the Gulf Coast. Pipeline and terminal operators are deploying increasing amounts of growth capital to take advantage of the opportunities in this environment. MIC believes that IMTT will have increasing opportunities to deploy growth capital in the Gulf Coast region to service its existing and new customers.

At IMTT’s terminals on the Lower Mississippi River, storage demand for residual fuel oils and distillate has been strong and, in addition, IMTT has seen a large increase in customer demand for rail access. Refinery utilization on the Gulf Coast has been high due to an abundance of relatively low cost feedstock and this higher utilization has resulted in a high volume of refined product exports. All of these factors have contributed to near-full utilization rates for tankage on the Lower Mississippi, other than those tanks out of service for inspection and repair.

In light of the manufacturing renaissance and the unconventional oil production currently occurring in the United States, investment in new petrochemical facilities increased significantly in 2013. IHS (America’s New Energy Future Volume 3) estimates that by 2025 as much as $100.0 billion will have been invested in new chemical, plastics and related derivative manufacturing in the United States.

In New York Harbor, IMTT’s Bayonne terminal has experienced stronger demand for distillate services and softer demand for residual fuel oil and gasoline services. IMTT has seen a number of customers exporting distillate which has helped drive demand for that product. As a result, IMTT has converted tanks from residual fuel service to distillate service and added capability for customers to process multiple grades of distillate in response to recent regulations in relation to sulfur content. To address the softening in gasoline demand, IMTT is investing capital to increase its gasoline blending capabilities. The Bayonne terminal has also maintained near-full utilization for petroleum product tankage, other than those tanks out of service for inspection and repair. Similar utilization rates are anticipated in 2014.

IMTT — (continued)

Revenue and Gross Profit

Pursuant to contracts with customers, IMTT generates terminal revenue by moving, handling or storing products for customers. These contracts typically contain a fixed monthly charge that escalates with inflation similar to an availability payment, for access to or use of IMTT’s infrastructure. For the years ended December 31, 2013 and 2012, 83.9%, and 84.1%, respectively, of terminal revenue was generated from such fixed charges, which we refer to as firm commitments. The contracts also include throughput and other per-use charges which are typically based on the volume of product moved through the terminal. The weighted average remaining life of IMTT’s contracts (weighted by firm commitment revenue) was 3.1 years and 3.4 years as of December 31, 2013 and 2012, respectively, notwithstanding the passage of a year. This implies a weighted average contract length of over 6 years.

Terminal revenues increased 7.6% or $34.3 million during 2013 as compared with 2012. The increase was primarily attributable to additional revenues from new storage and infrastructure that was put into service during 2012 and 2013 and an escalation in storage rates, partially offset by a reduction in utilization. These factors resulted in an increase in storage and ancillary service revenue of $31.3 million. The balance of the increase was primarily due to higher fees charged for providing heating to customer tanks, which is generally a pass through of energy costs.

Average storage rates increased by 4.5% for the year ended December 31, 2013 as compared to the year ended December 31, 2012. However, as previously disclosed by MIC, a small number of contracts “unbundled” storage rates from other contractual fixed monthly charges which would have customarily been included in the storage rate. Including these other contracted fixed monthly charges from this small number of contracts, the average storage rate in 2013 would have increased by 6.4% in line with MIC’s expectations.

As expected, capacity utilization declined from 94.1% in 2012 to 92.7% in 2013 due to the timing and increased size of tanks taken out of service for scheduled cleaning and inspection. Amongst others, as of December 31, 2013, one of the 500,000 barrel tanks at St. Rose was out of service for scheduled cleaning and inspection. Utilization is expected to remain at current levels due to ongoing cleaning and inspection during 2014.

Terminal operating costs were higher for 2013 as compared with 2012, primarily due to higher labor costs and increased product heating costs, partially offset by lower repairs and maintenance costs.

General and Administrative Expense

General and administrative expenses increased for 2013 compared with 2012 primarily due to higher healthcare and labor costs.

Depreciation and Amortization

Depreciation and amortization expense increased for 2013 compared with 2012, primarily due to additional capital assets placed in service, resulting in higher asset balances.

Casualty Losses, Net

During 2013, casualty losses, net, were recorded as a result of fixed asset write-offs associated with Hurricane Sandy, net of insurance recoveries.

Interest Expense, Net

Interest expense includes gains on derivative instruments of $1.6 million and losses on derivative instruments of $14.7 million for 2013 and 2012, respectively. Excluding the derivative adjustments, interest expense increased primarily due to higher debt balances.

Cash interest paid totaled $40.2 million and $37.7 million for 2013 and 2012, respectively.

Income Taxes

IMTT files a consolidated federal income tax return and state income tax returns in the states in which it operates.

IMTT — (continued)

For 2013, IMTT recorded $48.8 million and $12.3 million in federal and state income tax expenses, respectively. The “Provision for income taxes, net of changes in deferred taxes” of $18.5 million for 2013 in the above table, includes $13.8 million and $4.7 million of current federal and state income taxes, respectively. The federal income tax expense exceeded the current taxes primarily due to the benefit of accelerated tax depreciation, which is discussed below.

For 2012, IMTT paid federal and state income taxes of $13.5 million and $4.6 million, respectively.

A significant difference between IMTT’s book and federal taxable income relates to depreciation of terminalling fixed assets. For book purposes, these fixed assets are depreciated primarily over 15 to 30 years using the straight-line method of depreciation. For federal income tax purposes, these fixed assets are depreciated primarily over 5 to 15 years using accelerated methods. Most terminalling fixed assets placed in service between 2011 through 2013 did or should qualify for the federal 50% or 100% bonus tax depreciation, except assets placed in service in Louisiana and financed with Gulf Opportunity Zone Bonds (“GO Zone Bonds”). A significant portion of Louisiana terminalling fixed assets constructed since Hurricane Katrina was financed with GO Zone Bonds. GO Zone Bond financed assets are depreciated, for tax purposes, primarily over 9 to 20 years using the straight-line depreciation method. Most of the states in which the business operates do not allow the use of the federal tax depreciation calculation methods.

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

Interest Expense, Net

Interest expense includes losses on derivative instruments of $14.7 million and $35.7 million in 2012 and 2011, respectively. Excluding the derivative adjustments, interest expense increased from 2011 to 2012 primarily due to the increase in outstanding debt balance for the period. Cash interest paid was $37.7 million and $31.5 million in 2012 and 2011, respectively.

IMTT — (continued)

Income Taxes

For 2012, IMTT recorded $40.8 million and $10.5 million in federal and state income tax expense, respectively. These amounts included $13.4 million and $4.5 million of current federal and state income taxes, respectively. The actual federal and state income taxes paid were $13.5 million and $4.6 million, respectively.

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

Hawaii Gas — (continued)

	Year Ended December 31,			Change (From 2012 to 2013) Favorable/(Unfavorable)		Change (From 2011 to 2012) Favorable/(Unfavorable)
	2013	2012	2011
	$	$	$	$	%	$	%
	($ In Thousands) (Unaudited)
Contribution margin
Revenue – non-utility	120,239	116,099	112,020	4,140	3.6	4,079	3.6
Cost of revenue – non-utility	54,073	52,091	60,369	(1,982)	(3.8)	8,278	13.7
Contribution margin – non-utility	66,166	64,008	51,651	2,158	3.4	12,357	23.9
Revenue – utility	137,486	144,439	140,746	(6,953)	(4.8)	3,693	2.6
Cost of revenue – utility	98,780	105,723	102,213	6,943	6.6	(3,510)	(3.4)
Contribution margin – utility	38,706	38,716	38,533	(10)	(0.0)	183	0.5
Total contribution margin	104,872	102,724	90,184	2,148	2.1	12,540	13.9
Production	10,871	8,569	7,410	(2,302)	(26.9)	(1,159)	(15.6)
Transmission and distribution(1)	20,631	21,716	19,776	1,085	5.0	(1,940)	(9.8)
Gross profit	73,370	72,439	62,998	931	1.3	9,441	15.0
Selling, general and administrative expenses	20,294	18,637	16,025	(1,657)	(8.9)	(2,612)	(16.3)
Depreciation and amortization	8,767	7,981	7,218	(786)	(9.8)	(763)	(10.6)
Operating income	44,309	45,821	39,755	(1,512)	(3.3)	6,066	15.3
Interest expense, net(2)	(6,834)	(10,860)	(9,138)	4,026	37.1	(1,722)	(18.8)
Other expense	(164)	(437)	(220)	273	62.5	(217)	(98.6)
Provision for income taxes	(14,995)	(13,904)	(12,225)	(1,091)	(7.8)	(1,679)	(13.7)
Net income(3)	22,316	20,620	18,172	1,696	8.2	2,448	13.5
Reconciliation of net income to EBITDA excluding non-cash items and cash provided by operating activities to Free Cash Flow:
Net income(3)	22,316	20,620	18,172
Interest expense, net(2)	6,834	10,860	9,138
Provision for income taxes	14,995	13,904	12,225
Depreciation and amortization	8,767	7,981	7,218
Other non-cash expenses(1)	2,116	2,940	2,279
EBITDA excluding non-cash items	55,028	56,305	49,032	(1,277)	(2.3)	7,273	14.8
EBITDA excluding non-cash items	55,028	56,305	49,032
Interest expense, net(2)	(6,834)	(10,860)	(9,138)
Interest rate swap breakage fees(2)	—	(8,701)	—
Adjustments to derivative instruments recorded in interest expense(2)	(430)	3,038	(225)
Amortization of debt financing costs(2)	455	858	478
Provision for income taxes, net of changes in deferred taxes	(6,705)	1,974	(3,136)
Pension contribution(4)	(3,150)	—	—
Changes in working capital	2,248	(6,712)	(9,350)
Cash provided by operating activities	40,612	35,902	27,661
Changes in working capital	(2,248)	6,712	9,350
Maintenance capital expenditures	(6,316)	(8,063)	(8,503)
Free cash flow	32,048	34,551	28,508	(2,503)	(7.2)	6,043	21.2

(1)	For the year ended December 31, 2013, transmission and distribution includes non-cash income of $286,000 for asset retirement obligation credit. This non-cash income is excluded when calculating EBITDA excluding non-cash items.
(2)	Interest expense, net, includes adjustments to derivative instruments, non-cash amortization of deferred financing fees and interest rate swap breakage fees.
(3)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.
(4)	Pension contribution of $3.8 million and $2.7 million for 2012 and 2011, respectively, were reported in changes in working capital for those periods.

Hawaii Gas — (continued)

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

Key Factors Affecting Operating Results:

•	an increase in non-utility contribution margin per therm; partially offset by
•	an increase in severance costs, LNG costs, and mechanical integrity expense and catalyst costs at the SNG plant.

The Hawaiian economy continued to recover during 2013 and the state’s budget position improved materially. One of the two local refineries was shut for a portion of the year which disrupted energy supply chains to Hawaii. Electricity and diesel prices remained high, providing a favorable pricing umbrella for lower cost energy sources such as gas and solar. We believe this environment will continue in 2014.

Hawaii Gas continues to see opportunities to deploy growth capital to facilitate the further shift of customer demand from diesel and electricity to gas. There is also a significant opportunity to develop LNG import infrastructure that could facilitate a lowering of energy costs for the transportation, power generation, and other sectors in Hawaii. Hawaii Gas continues to assess opportunities for MIC’s CP&E segment to invest in solar PV projects in Hawaii.

Contribution Margin and Operating Income

Non-utility volume increased by 0.6% for 2013 compared to 2012, driven by customer mix gains partially offset by a significant customer being offline during most of 2013. Non-utility contribution margin increased during 2013 as the result of margin management. The volume of gas sold by the utility business increased by 0.4% in 2013 as compared to 2012.

Hawaii Gas obtains the majority of its LPG supply from off-island producers with the remainder being supplied by HIE (formerly Tesoro Hawaii), a subsidiary of Par Petroleum Corporation and Chevron refineries located on Oahu. In 2013, Hawaii Gas purchased approximately 78% of its LPG requirement from off-island sources and the remainder from the two local refineries.

In early 2013, Tesoro made changes to its operations in preparation for conversion of its refinery to an import, storage and distribution terminal which impacted the amount and quality of products received by Hawaii Gas. As a result, Hawaii Gas activated plans to source feedstock and purchased a larger portion of its LPG from off-island producers to make up for the loss of LPG previously produced by the Tesoro refinery.

Hawaii Gas and Tesoro Hawaii entered into a new naphtha feedstock agreement effective from October 1, 2013 through March 31, 2014. On September 26, 2013, Tesoro announced the sale of its interest in Tesoro Hawaii to HIE and indicated its intention to continue to operate the facility as a refinery. On December 18, 2013, Hawaii Gas received approval from the HPUC to pass any change in the cost of feedstock through to customers via its fuel adjustment mechanism. On January 31, 2014, the naphtha feedstock agreement automatically extended for an additional 90 days through June 30, 2014. Hawaii Gas is in discussions with HIE regarding a longer term agreement.

The fuel supply situation in Hawaii continues to be unpredictable driven by the closure and then restart of the Tesoro refinery under new ownership. The instability in the local supply of LPG has resulted in the need for Hawaii Gas to import a larger percentage of LPG. In addition, during the fourth quarter of 2013, the propane pricing index relevant to our propane supply cost increased by 19% with an additional 23% increase in January of 2014, reflecting severe winter weather throughout the mainland. Hawaii Gas expects that continued instability in supply and swings in spot pricing could cause increased volatility in non-utility contribution margin and exaggerate movements in working capital over the medium term. Management is evaluating a number of hedging strategies going forward to lower overall supply cost and to mitigate volatility associated with fuel supply and pricing. The business also continues to strengthen its relationship with off-island suppliers to increase its purchasing options.

Hawaii Gas — (continued)

Production, transmission and distribution and selling, general and administrative expenses comprise primarily labor related expenses and professional fees. Collectively, these costs were higher for 2013 compared with 2012 primarily due to severance costs, costs associated with the LNG initiative, mechanical integrity expense and catalyst costs at the SNG plant, salaries and wages and an increase in marketing and advertising.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $2.0 million and $7.9 million in 2013 and 2012, respectively. During 2012, Hawaii Gas paid $8.7 million in interest rate swap breakage fees in relation to the refinance of the business’ long-term debt facilities. Excluding the derivative adjustments and cash paid for interest rate swap breakage fees during 2012, interest expense decreased during 2013 compared with 2012 due to lower interest rates resulting from refinancing of Hawaii Gas’ long-term debt that occurred in August of 2012.

Cash interest paid totaled $6.9 million for 2013 and $5.6 million for 2012, excluding cash paid for interest rate swap breakage fees. The increase in cash interest paid for the comparable periods is attributable to the timing of the interest payments made under the debt facility outstanding prior to the August of 2012 refinancing, compared with the new debt facility outstanding following the completion of the August of 2012 refinancing.

Income Taxes

Income from Hawaii Gas is included in our consolidated federal income tax return, and is subject to Hawaii state income taxes. For the year ended December 31, 2013, the $6.7 million reflected in the “Provision for income taxes, net of changes in deferred taxes” in the above table, reflects $5.3 million related to federal income taxes payable to MIC and $1.4 million of state income taxes the business expects to pay for 2013. Any current federal income tax liability is expected to be offset in consolidation by the application of NOLs.

For 2012, the business did not pay state income taxes.

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

Utility contribution margin was slightly higher for 2012 as compared to 2011 driven by a 1.3% increase in the volume of gas sold, partially offset by higher transportation costs.

Hawaii Gas — (continued)

Production, transmission and distribution and selling, general and administrative expenses are composed primarily of labor related expenses and professional fees. On a combined basis, these costs were higher for 2012 compared with 2011 reflecting higher operating costs primarily due to an increase in medical and benefits costs, overtime related to the timing of shipments of off-island sourced LPG and electricity costs. In addition, the increases for 2012 include costs related to corporate rebranding.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $7.9 million and $7.1 million in 2012 and 2011, respectively. During the quarter ended September 30, 2012, Hawaii Gas paid $8.7 million in interest rate swap breakage fees in relation to the refinance of the business’ long-term debt facilities. Excluding the derivative adjustments and interest rate swap breakage fees, interest expense decreased from 2011 to 2012 primarily due to the refinancing of debt in August of 2012 on more favorable terms. Excluding cash paid for interest rate swap breakage fees, cash interest paid was $5.6 million and $8.7 million in 2012 and 2011, respectively.

Income Taxes

For 2012, the business expected to pay cash state income taxes of approximately $107,000. The “Provision for income taxes, net of changes in deferred taxes” of $2.0 million in the above table, includes $2.1 million of federal income taxes receivable from MIC. For 2012, the actual state taxable income was a loss and therefore the business did not pay state income taxes.

For 2011, the business paid current state income taxes of $1.1 million.

Atlantic Aviation

	Year Ended December 31,			Change (From 2012 to 2013) Favorable/(Unfavorable)		Change (From 2011 to 2012) Favorable/(Unfavorable)
	2013	2012	2011
	$	$	$	$	%	$	%
	($ In Thousands) (Unaudited)
Revenue
Fuel revenue	556,387	560,710	527,501	(4,323)	(0.8)	33,209	6.3
Non-fuel revenue	169,093	159,145	156,084	9,948	6.3	3,061	2.0
Total revenue	725,480	719,855	683,585	5,625	0.8	36,270	5.3
Cost of revenue
Cost of revenue-fuel	386,417	396,384	363,694	9,967	2.5	(32,690)	(9.0)
Cost of revenue-non-fuel	15,889	18,037	18,142	2,148	11.9	105	0.6
Total cost of revenue	402,306	414,421	381,836	12,115	2.9	(32,585)	(8.5)
Fuel gross profit	169,970	164,326	163,807	5,644	3.4	519	0.3
Non-fuel gross profit	153,204	141,108	137,942	12,096	8.6	3,166	2.3
Gross profit	323,174	305,434	301,749	17,740	5.8	3,685	1.2
Selling, general and administrative expenses	178,182	174,039	174,148	(4,143)	(2.4)	109	0.1
Depreciation and amortization	56,378	56,681	67,336	303	0.5	10,655	15.8
Loss (gain) on disposal of assets	226	(1,358)	1,522	(1,584)	(116.6)	2,880	189.2
Operating income	88,388	76,072	58,743	12,316	16.2	17,329	29.5
Interest expense, net(1)	(22,151)	(27,963)	(36,905)	5,812	20.8	8,942	24.2
Loss on extinguishment of debt	(2,472)	—	—	(2,472)	NM	—	—
Other (expense) income	(2)	969	(244)	(971)	(100.2)	1,213	NM
Provision for income taxes	(25,218)	(21,340)	(11,952)	(3,878)	(18.2)	(9,388)	(78.5)
Net income(2)	38,545	27,738	9,642	10,807	39.0	18,096	187.7
Reconciliation of net income to EBITDA excluding non-cash items and cash provided by operating activities to Free Cash Flow:
Net income(2)	38,545	27,738	9,642
Interest expense, net(1)	22,151	27,963	36,905
Provision for income taxes	25,218	21,340	11,952
Depreciation and amortization	56,378	56,681	67,336
Loss on extinguishment of debt	2,434	—	—
Loss (gain) on disposal of assets	106	(1,979)	617
Other non-cash expense (income)	5	(988)	228
EBITDA excluding non-cash items	144,837	130,755	126,680	14,082	10.8	4,075	3.2
EBITDA excluding non-cash items	144,837	130,755	126,680
Interest expense, net(1)	(22,151)	(27,963)	(36,905)
Interest rate swap breakage fees(1)	—	(595)	(2,327)
Adjustments to derivative instruments recorded in interest expense(1)	823	(17,264)	(18,280)
Amortization of debt financing costs(1)	2,687	2,675	2,927
Provision for income taxes, net of changes in deferred taxes	(7,823)	(2,646)	(1,481)
Changes in working capital	2,504	46	(15,307)
Cash provided by operating activities	120,877	85,008	55,307
Changes in working capital	(2,504)	(46)	15,307
Maintenance capital expenditures	(11,618)	(10,897)	(8,900)
Free cash flow	106,755	74,065	61,714	32,690	44.1	12,351	20.0

NM — Not meaningful

(1)	Interest expense, net, includes adjustments to derivative instruments, non-cash amortization of deferred financing fees and interest rate swap breakage fees.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Atlantic Aviation — (continued)

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

Key Factors Affecting Operating Results:

•	lower cash interest expense driven by lower average cost of debt and reduced debt levels;
•	higher fuel gross profit primarily due to higher margin per gallon and higher gallons sold; and
•	higher rental and de-icing revenue.

The recovery in the U.S. general aviation, or GA, market continued and accelerated through 2013 as the U.S. economy continued to strengthen. This was reflected in increased flight activity, increased volume of fuel sold, increased demand for hangar and ramp rental and decreased price elasticity of certain customer segments. Consolidation of locations in the FBO industry continued by all of the large operators, including Atlantic Aviation which signed contracts to purchase six FBOs during the year. If the U.S. economy continues to improve, we anticipate that these trends will continue through 2014.

Atlantic Aviation also deployed growth capital in fuel supply chain logistics, information technology initiatives linked to marketing and cross-selling, and terminal and hangar improvements and expansions. Our investment in fuel supply chain logistics is designed to lower our costs and strengthen our competitive position at the airports on which operate. Having resolved the issues around Atlantic Aviation’s capital structure in 2013, and with existing debt capacity, we expect to see increased opportunity to deploy growth capital on similar initiatives in 2014.

Revenue and Gross Profit

The majority of the revenue and gross profit earned by Atlantic Aviation is generated through fueling GA aircraft at facilities located at 63 U.S. airports at which Atlantic Aviation operates. Revenue is categorized according to who owns the fuel used to service these aircraft. If Atlantic Aviation owns the fuel, it records the cost to purchase that fuel as cost of revenue-fuel. The business’ corresponding fuel revenue is its cost to purchase that fuel plus a margin. The business generally pursues a strategy of maintaining, and where appropriate increasing, dollar-based margins. Generally, fluctuations in the cost of fuel are passed through to the customer.

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

The increase in gross profit in 2013 compared with 2012 was the result of increased fuel gross profit along with increased rental revenue and de-icing gross profit. On a same store basis, total gross profit increased by 6.5% in 2013 compared with 2012, the volume of GA fuel sold increased by 3.3% in 2013 and GA average fuel margin increased by 2.1%.

Atlantic Aviation seeks to extend FBO leases prior to their maturity and to increase the portfolio’s weighted average lease life. During the year, Atlantic Aviation was able to successfully negotiate a number of lease extensions, including 40 year extensions at its facilities at the Houston George Bush Intercontinental and Houston Hobby airports. These lease extensions increased the weighted average lease life from 19.0 years at December 31, 2012 to 19.4 years at December 31, 2013, notwithstanding the passage of one year.

Atlantic Aviation — (continued)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased in 2013 as compared to 2012 due to increased legal costs and costs associated with the acquisition and integration of an FBO in Kansas City and the acquisition of Galaxy FBOs. On a same store basis, costs were 3.2% higher in 2013 as compared to 2012 due to: (1) increased labor costs; (2) higher employee incentive costs; (3) legal and compliance fees; and (4) costs associated with the implementation of procurement and other initiatives, which are anticipated to lower future operating expenses.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $3.7 million and $9.4 million in 2013 and 2012, respectively. Excluding the derivative adjustments, interest expense was lower in 2013 compared with 2012 due to the expiration of an unfavorable interest rate swap in October of 2012 and a lower principal balance on the business’ term loan in 2013. Excluding interest rate swap breakage fees, cash interest paid was $18.8 million and $42.7 million in 2013 and 2012, respectively. In 2014, the business anticipates cash interest to be approximately $29.0 million.

Income Taxes

Income generated by Atlantic Aviation is included in our consolidated federal income tax return. Currently, the business files state income tax returns in 27 states in which it operates. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business.

At December 31, 2013, Atlantic Aviation had $25.3 million of state NOL carryforwards. State NOL carryforwards are specific to the state in which the NOL was generated and various states impose limitations on the utilization of NOL carryforwards. Therefore, the business may incur state income tax liabilities in the future, even if its consolidated state taxable income is less than $25.3 million.

For the year ended December 31, 2013, the $7.8 million reflected in the “Provision for income taxes, net of changes in deferred taxes” in the above table, reflects $5.0 million related to federal income taxes payable to MIC and $2.8 million of state income taxes the business expects to pay for 2013. Any current federal income tax liability is expected to be offset in consolidation by the application of NOLs.

For 2012, the business paid state income taxes of $1.4 million.

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

Key Factors Affecting Operating Results:

•	higher volume of GA fuel sold and higher weighted average GA fuel margins, and
•	lower cash interest expense driven by reduced debt levels; partially offset by
•	reduced de-icing revenue; and
•	lost earnings from divested locations.

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

On a same store basis, total gross profit increased by 2.6% in 2012 compared with 2011. On a same store basis, the volume of GA fuel sold increased by 2.7% in 2012 and GA average fuel margin increased by 1.2% in 2012. The increase in GA fuel-related gross profit was partially offset by a decrease in de-icing revenue and non-GA-related gross profit. Atlantic Aviation’s weighted average lease life was 17.8 years at December 31, 2011 and 19.0 years at December 31, 2012.

Atlantic Aviation — (continued)

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

Interest Expense, Net

Interest expense includes losses on derivative instruments of $9.4 million and $18.1 million in 2012 and 2011, respectively. In connection with the debt repayments, Atlantic Aviation incurred interest rate swap breakage fees. Cash paid for interest rate swap breakage fees was $595,000 and $2.3 million in 2012 and 2011, respectively. Excluding the derivative adjustments and interest rate swap breakage fees, interest expense decreased from 2011 to 2012 primarily due to lower principal balances on the term loan debt. Excluding cash paid for interest rate swap breakage fees, cash interest paid was $42.7 million and $52.0 million in 2012 and 2011, respectively.

Income Taxes

For 2012, the business expected to pay a state income taxes of $2.3 million and Federal Alternative Minimum Tax of $385,000, which are reflected in the “Provision for income taxes, net of changes in deferred taxes” in the table above. For 2012, and the actual state income taxes paid were $1.4 million.

For 2011, the business incurred a Federal Alternative Minimum Tax of $286,000 payable to MIC and paid state income taxes of $1.7 million.

Contracted Power and Energy

	Year Ended December 31,			Change (From 2012 to 2013) Favorable/(Unfavorable)		Change (From 2011 to 2012) Favorable/(Unfavorable)
	2013	2012	2011
	$	$	$	$	%	$	%
	($ In Thousands) (Unaudited)
Product sales	9,371	355	—	9,016	NM	355	NM
Service revenue	44,880	48,762	47,448	(3,882)	(8.0)	1,314	2.8
Finance lease revenue	3,563	4,536	4,992	(973)	(21.5)	(456)	(9.1)
Total revenue	57,814	53,653	52,440	4,161	7.8	1,213	2.3
Direct expenses – electricity	12,263	14,494	14,641	2,231	15.4	147	1.0
Direct expenses – other(1)	21,096	20,078	19,961	(1,018)	(5.1)	(117)	(0.6)
Direct expenses – total	33,359	34,572	34,602	1,213	3.5	30	0.1
Gross profit	24,455	19,081	17,838	5,374	28.2	1,243	7.0
Selling, general and administrative expenses	7,865	9,829	3,374	1,964	20.0	(6,455)	(191.3)
Depreciation	7,330	154	—	(7,176)	NM	(154)	NM
Amortization of intangibles	1,326	1,372	1,368	46	3.4	(4)	(0.3)
Loss from customer contract termination	5,906	—	—	(5,906)	NM	—	—
Operating income	2,028	7,726	13,096	(5,698)	(73.8)	(5,370)	(41.0)
Interest expense, net(2)	(7,930)	(7,790)	(13,208)	(140)	(1.8)	5,418	41.0
Other income	3,289	651	1,478	2,638	NM	(827)	(56.0)
Provision for income taxes	(827)	(930)	(212)	103	11.1	(718)	NM
Noncontrolling interest	4,051	1,421	(850)	2,630	185.1	2,271	NM
Net income	611	1,078	304	(467)	(43.3)	774	NM
Reconciliation of net income to EBITDA excluding non-cash items and cash (used in) provided by operating activities to Free Cash Flow:
Net income	611	1,078	304
Interest expense, net(2)	7,930	7,790	13,208
Provision for income taxes	827	930	212
Depreciation(1)	14,056	6,881	6,639
Amortization of intangibles	1,326	1,372	1,368
Loss from customer contract termination	5,906	—	—
Other non-cash (income) expenses	(6,569)	(1,514)	964
EBITDA excluding non-cash items	24,087	16,537	22,695	7,550	45.7	(6,158)	(27.1)
EBITDA excluding non-cash items	24,087	16,537	22,695
Interest expense, net(2)	(7,930)	(7,790)	(13,208)
Adjustments to derivative instruments recorded in interest expense(2)	(5,531)	(2,906)	2,587
Amortization of debt financing costs(2)	732	699	681
Equipment lease receivable, net	3,807	3,548	3,105
Provision for income taxes, net of changes in deferred taxes	(855)	(841)	(868)
Changes in working capital	(54,491)	11,962	520
Cash (used in) provided by operating activities	(40,181)	21,209	15,512
Changes in working capital	54,491	(11,962)	(520)
Maintenance capital expenditures	(648)	(891)	(659)
Free cash flow	13,662	8,356	14,333	5,306	63.5	(5,977)	(41.7)

NM — Not meaningful

(1)	Includes depreciation expense related to District Energy of $6.7 million, $6.7 million and $6.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.
(2)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.

Contracted Power and Energy — (continued)

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

Key Factors Affecting Operating Results:

•	57 megawatts of CP generating electricity by December 31, 2013; partially offset by acquisition related costs; and
•	a decrease in service revenue in DE.

The financial results discussed below reflect 100% of CP&E’s performance during the periods presented below, rather than our interests in CP and DE. The discussion below does not include the results of operations of CP for 2011 as CP did not exist during that period. The results for CP were included in the Corporate and Other segment for the fourth quarter of 2012 through the second quarter of 2013. For the third quarter of 2013, CP was a stand-alone reportable segment. Prior to 2013 year-end, the Company reported Contracted Power and District Energy in separate reportable segments. The Company assessed its businesses and operating segments and determined to combine these two businesses into one reportable segment covering the Company’s long-term Contracted Power and Energy segment, which the Company believes better reflects how these businesses are managed and allocated capital. DE ceased to meet the requirements to be a separate reportable segment in 2013. Although we no longer report DE as a separate segment, we note that the full year results for DE were consistent with the 2013 full year guidance for DE that we previously provided.

We invest in small scale solar opportunities given the length of PPAs and the returns that we could achieve. In 2014, we believe we can continue to deploy capital in small scale projects that meet our return requirements. We may explore other types of power generation to the extent that we are able to identify similar risk adjusted returns.

Gross Profit

There was minimal gross profit from CP in 2012, all of which was generated in December of 2012 as one plant commenced operation. The increase in gross profit in 2013 reflects the full year operations of that facility and the partial year operation of the four remaining facilities.

At DE, gross profit decreased in 2013 compared with 2012 primarily as a result of cooler average temperatures during 2013 compared with 2012 and an early customer contract termination. See loss from customer contract termination below. This was partially offset by new customer contracts and annual inflation-linked increases in rates.

Selling, General and Administrative Expense

Selling, general and administrative expenses are comprised primarily of acquisition-related fees, legal and other professional fees and management and incentive costs. Other than management costs, all of the costs decreased from 2012 to 2013.

Loss From Customer Contract Termination

Effective April 30, 2013, DE no longer provides site specific cooling and heating services to a customer outside downtown Chicago for which revenue, fees and lease payments were being received. The loss of this customer has reduced the business’ cash from operations. The business is continuing its efforts to recover the unamortized lease principal.

Other Income

Other income increased for 2013 compared with 2012 due to higher payments received under agreements to manage DE’s energy consumption during periods of peak demand on the Illinois electricity grid. Under the agreement, payment rates are established in advance by the Regional Transmission Operator and fluctuate according to the needs.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $1.8 million and $4.2 million in 2013 and 2012, respectively, at DE. Excluding the derivative adjustments, interest expense decreased for 2013 compared with 2012 due to lower debt balances at DE. Cash interest paid at CP&E totaled $13.3 million and $10.0 million in 2013 and 2012, respectively.

Contracted Power and Energy — (continued)

Income Taxes

The five projects that comprise CP are held in LLCs, treated as partnerships for income tax purposes, with a co-investor. Each project’s taxable income for the first five years is expected to be a loss due to accelerated depreciation, with 99% of the taxable loss, subject to certain adjustments that are not expected to be significant, allocated to the co-investor. Accordingly, these projects should have a nominal effect on MIC’s consolidated current taxable income for at least the first five years of each project.

The projects do not pay federal or state income taxes on a standalone basis, as the projects are treated as a partnership for tax purposes, with each member paying federal and state income taxes based on their allocated taxable income.

For 2013, MIC expects its allocated share of the taxable income from the five investments currently in operations to be a loss of approximately $10.0 million.

DE files a separate federal income tax return and a separate Illinois state income tax return. As of December 31, 2013, the business had approximately $2.9 million in federal NOL carryforwards available to offset taxable income and $23.3 million in Illinois state NOL carryforwards, for which utilization is statutorily deferred until 2015. For 2013, DE expects to pay a Federal Alternative Minimum Tax of approximately $137,000 and state income taxes of approximately $718,000, which are reflected in the “Provision for income taxes, net of changes in deferred taxes” in the above table. The business does not expect to pay regular federal income taxes in 2013 due to the utilization of NOL carryforwards.

For 2012, the business paid $133,000 and $629,000 in Federal Alternative Minimum Tax and state income taxes, respectively.

The business’ federal taxable income differs from book income primarily as a result of differences in the depreciation of fixed assets. The state of Illinois does not allow the federal bonus depreciation deduction of 50% for 2012 and 2013 in determining state taxable income.

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

Key Factors Affecting Operating Results:

•	an increase in service revenue at DE; partially offset by
•	acquisition-related costs in CP.

Gross Profit

At DE, gross profit increased in 2012 compared with 2011 primarily as a result of warmer average temperatures during 2012 compared with 2011, new customer contracts and annual inflation-linked increases in rates.

There was minimal gross profit from CP in 2012, all of which was generated in December of 2012 as one plant commenced operation.

Selling, General and Administrative Expense

Selling, general and administrative expenses are comprised primarily of acquisition-related fees, legal and other professional fees and management and incentive costs. Selling, general and administrative expenses increased for 2012 compared with 2011 primarily due to higher acquisition-related fees from CP and legal fees at DE.

Contracted Power and Energy — (continued)

Other Income

Other income decreased for 2012 compared with 2011 due to lower payments received under an agreement to manage DE’s consumption during periods of peak demand on the Illinois electricity grid.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $4.2 million and $9.9 million in 2012 and 2011, respectively, at DE. Excluding the derivative adjustments, interest expense was flat from 2011 to 2012. Cash interest paid was $10.0 million for both 2012 and 2011.

Income Taxes

For 2012, District Energy expected to pay a federal Alternative Minimum Tax of approximately $133,000 and state income taxes of $708,000, which are reflected in the “Provision for income taxes, net of changes in deferred taxes” in the table above. The actual tax payments for 2012 were $133,000 and $629,000 for Federal Alternative Minimum Tax and state income taxes, respectively.

In 2012, Illinois enacted the Taxpayer Accountability and Budget Stabilization Act, which increased the state corporate income tax rate to 7.0% from 4.8% through 2014 and suspended the use of state NOL carryforwards through 2014. For 2011, District Energy recorded $147,000 of deferred state income tax expense due to the increase in Illinois corporate income tax rates.

For 2011, DE paid a Federal Alternative Minimum Tax of $108,000 and current state income taxes of $491,000.

Corporate and Other

The financial results below reflect Corporate and Other’s performance during the periods below.

	Year Ended December 31,			Change (From 2012 to 2013) Favorable/(Unfavorable)		Change (From 2011 to 2012) Favorable/(Unfavorable)
	2013	2012	2011
	$	$	$	$	%	$	%
	($ In Thousands) (Unaudited)
Base management fees	31,979	21,898	15,475	(10,081)	(46.0)	(6,423)	(41.5)
Performance fees	53,388	67,329	—	13,941	20.7	(67,329)	NM
Selling, general and administrative expenses	6,149	10,867	8,939	4,718	43.4	(1,928)	(21.6)
Operating loss	(91,516)	(100,094)	(24,414)	8,578	8.6	(75,680)	NM
Interest income, net	75	212	2	(137)	(64.6)	210	NM
Other expense, net	(12)	(98)	(102)	86	87.8	4	3.9
Benefit for income taxes	22,997	33,889	1,671	(10,892)	(32.1)	32,218	NM
Noncontrolling interest	(877)	(2,351)	(695)	1,474	62.7	(1,656)	NM
Net loss(1)	(69,333)	(68,442)	(23,538)	(891)	(1.3)	(44,904)	(190.8)
Reconciliation of net loss to EBITDA excluding non-cash items and cash used in operating activities to Free Cash Flow:
Net loss(1)	(69,333)	(68,442)	(23,538)
Interest income	(75)	(212)	(2)
Benefit for income taxes	(22,997)	(33,889)	(1,671)
Base management fees to be settled/settled in LLC interests	31,979	21,898	15,475
Performance fees settled in LLC interests	53,388	67,329	—
Other non-cash expense	1,605	2,949	1,207
EBITDA excluding non-cash items	(5,433)	(10,367)	(8,529)	4,934	47.6	(1,838)	(21.6)
EBITDA excluding non-cash items	(5,433)	(10,367)	(8,529)
Interest income	75	212	2
Benefit for income taxes, net of changes in deferred taxes	10,635	(2,352)	1,976
Changes in working capital	(10,583)	1,347	(888)
Cash used in operating activities	(5,306)	(11,160)	(7,439)
Changes in working capital	10,583	(1,347)	888
Free cash flow	5,277	(12,507)	(6,551)	17,784	142.2	(5,956)	(90.9)

NM — Not meaningful

(1)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.

Summary of Our Proportionately Combined Results

The proportionately combined financial measures below are those attributable to MIC’s ownership interest in each of our operating businesses and MIC Corporate. Given the nature of the businesses we own and our varied ownership levels of these businesses, management believes that GAAP measures such as net income and cash from operating activities do not fully reflect all of the items that our management considers in assessing the amount of cash generated by our ownership interest in our businesses and investments. We note that proportionately combined metrics used by us may be calculated in a different manner by other companies, which may limit their usefulness as a comparative measure. Therefore, our proportionately combined metrics should be used as a supplement to, and not in lieu of, our financial results reported under GAAP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a reconciliation of EBITDA excluding non-cash items to net income, and a reconciliation of Free Cash Flow to cash provided by (used in) operating activities for each of our operating businesses and MIC Corporate.

	For the Year Ended December 31, 2013
($ in Thousands) (Unaudited)	IMTT 50%	Hawaii Gas	Atlantic Aviation	Contracted Power and Energy(2)	MIC Corporate	Proportionately Combined(1)	IMTT 100%	Contracted Power and Energy 100%
Gross profit	143,607	73,370	323,174	13,392	N/A	553,543	287,214	24,455
EBITDA excluding non-cash items	134,245	55,028	144,837	11,214	(5,433)	339,891	268,489	24,087
Free cash flow	60,411	32,048	106,755	5,560	5,277	210,051	120,822	13,662

	For the Year Ended December 31, 2012
($ in Thousands) (Unaudited)	IMTT 50%	Hawaii Gas	Atlantic Aviation	Contracted Power and Energy(2)	MIC Corporate	Proportionately Combined(1)	IMTT 100%	Contracted Power and Energy 100%
Gross profit	130,415	72,439	305,434	9,720	N/A	518,008	260,830	19,081
EBITDA excluding non-cash items	115,843	56,305	130,755	5,455	(10,367)	297,991	231,686	16,537
Free cash flow	59,566	34,551	74,065	1,324	(12,507)	156,999	119,132	8,356

N/A — Not applicable.

(1)	Proportionately combined Free Cash Flow is equal to the sum of free cash flow attributable to MIC's ownership interest in each of its operating businesses and MIC Corporate.
(2)	Proportionately combined Free Cash Flow for Contracted Power and Energy is equal to MIC's controlling ownership interest in both CP and DE.

Liquidity and Capital Resources

Consolidated

Our primary cash requirements include normal operating expenses, debt service, debt principal payments, payments of dividends and capital expenditures. Our primary source of cash is operating activities, although we may draw on credit facilities for capital expenditures, issue additional LLC interests or sell assets to generate cash.

As described above, in December of 2013 we completed an underwritten public offering and sale of 2,443,980 LLC interests and received proceeds from the offering of $123.2 million, net of underwriting fees and expenses. Proceeds are expected to be used to acquire certain of the assets of Galaxy Aviation, including substantially all of the assets of five FBOs and one new hangar that is currently under construction for $195.0 million. We expect to fund the acquisition using a combination of cash on hand, a draw on a credit facility at Atlantic Aviation and proceeds from the equity offering.

In addition, in May of 2013 we completed an underwritten public offering and sale of 3,889,875 LLC interests and Atlantic Aviation entered into new term loan and revolving credit facilities. Net proceeds of the equity offering of $217.8 million, along with cash on hand and proceeds of the new Atlantic Aviation term loan facility, were used to fully repay the outstanding balance on the long-term debt previously in place at Atlantic Aviation.

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

At December 31, 2013, we had no debt at the MIC holding company level. We may in the future consider borrowing money at the MIC holding company level in circumstances where the cost of capitalizing our businesses, collectively, or the terms and covenants available could be improved as a result. Our use of debt instruments at the holding company level or otherwise depends on multiple factors including but not limited to: the condition of the debt capital markets; the operating performance of our businesses and investments; the near and long term capital needs of our businesses; our ability to stagger debt maturities across our portfolio; and, where applicable, our express or implied debt ratings.

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

Liquidity and Capital Resources: Consolidated — (continued)

COMMITMENTS AND CONTINGENCIES

The following table summarizes our future obligations, by period due, as of December 31, 2013, under our various contractual obligations and commitments. We had no off-balance sheet arrangement at that date or currently. The following information does not include IMTT, which is not consolidated.

	Payments Due by Period
	Total	Less than One Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	($ In Thousands)
Long-term debt(1)	$994,110	$163,083	$20,507	$101,696	$708,824
Interest obligations	293,550	42,373	73,948	68,742	108,487
Capital lease obligations(2)	3,080	1,862	1,151	67	—
Operating lease obligations(3)	488,184	35,213	63,720	56,729	332,522
Pension benefit obligations	27,549	2,468	5,206	5,524	14,351
Post-retirement benefit obligations	2,551	265	566	468	1,252
Purchase commitments(4)	18,346	18,346	—	—	—
Service commitments	44,663	1,886	3,887	3,864	35,026
Other	7,500	400	800	6,300	—
Total contractual cash obligations(5)	$1,879,533	$265,896	$169,785	$243,390	$1,200,462

(1)	The long-term debt represents the consolidated principal obligations to various lenders. The primary debt facilities are subject to certain covenants, the violation of which could result in acceleration of the maturity dates.
(2)	Capital lease obligations are for the lease of certain transportation equipment. Such equipment could be subject to repossession upon violation of the terms of the lease agreements.
(3)	This represents the minimum annual rentals required to be paid under non-cancellable operating leases with terms in excess of one year.
(4)	Represents purchase commitments for solar panels at CP.
(5)	The above table does not reflect certain long-term obligations, such as deferred taxes, for which we are unable to estimate the period in which the obligation will be incurred.

In addition to these commitments and contingencies, we typically incur capital expenditures on a regular basis. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —  Classification of Maintenance Capital Expenditures and Growth Capital Expenditures” and “Investing Activities” below for further discussion of capital expenditures.

We also have other contingencies, including pending or threatened legal and administrative proceedings that are not reflected above as amounts at this time are not ascertainable. See “Legal Proceedings” in Part I, Item 3.

Our sources of cash to meet these obligations are as follows:

•	cash generated from our operations (see “Operating Activities” below);
•	sale of all or part of any of our businesses (see “Investing Activities” below);
•	issuance of LLC interests (see “Financing Activities” below);

Liquidity and Capital Resources: Consolidated — (continued)

•	refinancing our current credit facilities on or before maturity (see “Financing Activities” below); and
•	cash available from our undrawn credit facilities (see “Financing Activities” below).

Analysis of Consolidated Historical Cash Flows

	Year Ended December 31,			Change (From 2012 to 2013) Favorable/(Unfavorable)		Change (From 2011 to 2012) Favorable/(Unfavorable)
	2013	2012	2011
($ In Thousands)	$	$	$	$	%	$	%
Cash provided by operating activities	155,117	217,911	91,042	(62,794)	(28.8)	126,869	139.4
Cash (used in) provided by investing activities	(139,636)	2,477	(39,682)	(142,113)	NM	42,159	106.2
Cash provided by (used in) financing activities	76,516	(101,798)	(53,137)	178,314	175.2	(48,661)	(91.6)

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

The decrease in consolidated cash provided by operating activities from 2013 to 2012 was due primarily to:

•	larger cash distribution received from IMTT during 2012; and
•	working capital requirements for vendor payments at CP; partially offset by
•	lower cash interest paid due to the expiration of interest rate swaps in October of 2012, lower principal balances on the term loan debt and improved results at Atlantic Aviation;
•	interest rate swap breakage fees of $8.7 million paid at Hawaii Gas during 2012 in connection with the refinance of the business’ long-term debt facilities; and
•	decreased legal and professional fees incurred at the holding company level.

The increase in consolidated cash provided by operating activities for 2012 compared with 2011 was primarily due to:

•	cash distributions received in 2012 from IMTT classified as cash from operating activities compared with no distributions received during 2011;
•	improved operating performance, timing of fuel purchases and lower cash interest paid on reduced debt levels and interest rate swap break fees at Atlantic Aviation; and
•	improved operating performance in the non-utility business at Hawaii Gas; partially offset by
•	interest rate swap breakage fees of $8.7 million paid at Hawaii Gas in relation to the refinance of the business’ long-term debt facilities; and
•	increase in litigation costs primarily from the IMTT arbitration and related matters incurred at the holding company level and professional fees incurred in the acquisition of CP.

Liquidity and Capital Resources: Consolidated — (continued)

Distributions from IMTT are reflected in our consolidated cash provided by operating activities only up to our cumulative 50% share of IMTT’s earnings recorded since our investment in IMTT. Cumulative distributions in excess of this are reflected in our consolidated cash from investing activities as a return of investment in unconsolidated business. For 2013, $39.1 million in distributions were included in cash from operating activities compared with $87.0 million in distributions received in 2012. There were no distributions received from IMTT during 2011.

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

Investing Activities

The change in consolidated cash used in investing activities for 2013 compared with cash provided by investing activities for 2012 was primarily due to:

•	distribution received from IMTT in June of 2012 being classified as a return of investment;
•	increase in capital expenditures primarily made by CP, Atlantic Aviation and Hawaii Gas;
•	proceeds received from the sale of an FBO during 2012; and
•	investment in three solar construction projects and an FBO in Kansas City during 2013.

The consolidated cash provided by investing activities for 2012 compared with cash used in investing activities for 2011 was primarily due to:

•	cash distributions of $101.1 million received in 2012 from IMTT classified as a return of investment in unconsolidated business compared with no distributions received during 2011; and
•	cash used for the acquisition of two Oregon FBOs at Atlantic Aviation during 2011; partially offset by
•	cash used in the investment in CP, which was funded by contribution from noncontrolling interest and MIC;
•	larger proceeds received in 2011 for the sale of FBOs at Atlantic Aviation compared to 2012; and
•	increase in capital expenditures, primarily at Atlantic Aviation and Hawaii Gas.

Liquidity and Capital Resources: Consolidated — (continued)

The primary driver of cash provided by (used in) investing activities in our consolidated cash flows has been acquisitions of businesses in new and existing segments and the sale of certain FBOs at Atlantic Aviation. The other main driver is capital expenditures. Maintenance capital expenditures are generally funded by cash from operating activities and growth capital expenditures are generally funded by drawing on our available credit facilities or with equity capital. We may fund maintenance capital expenditures from credit facilities or equity capital and growth capital expenditures from operating activities from time to time. Acquisitions of businesses are generally funded on a long-term basis through raising additional equity capital and/or project-financing style credit facilities.

In December of 2010, the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (the “2010 Tax Act”) was signed. The 2010 Tax Act provides for 100% bonus depreciation for certain fixed assets placed in service after September 8, 2010 and before January 1, 2012, and 50% bonus depreciation for certain fixed assets placed in service during 2012 for federal income tax purposes. Generally, states do not allow this bonus depreciation deduction in determining state taxable income. Importantly, Illinois and Louisiana, two states in which we have significant operations, do permit the use of bonus depreciation in calculating state taxable income. We took into consideration the benefits of these accelerated depreciation provisions of the 2010 Tax Act when evaluating our maintenance and growth capital expenditure plans for 2012 and 2011.

In January of 2013, the American Taxpayer Relief Act of 2012 (the “2012 Tax Act”) was signed. The 2012 Act extends the period over which the 50% bonus depreciation provided for in the Tax Relief, Unemployment Insurance Reauthorization Act of 2010 applies to include 2013. We took the bonus depreciation provision into consideration when evaluating its maintenance and growth capital expenditure plans for 2013.

Financing Activities

The change in consolidated cash provided by financing activities for 2013 compared with cash used in financing activities for 2012 was primarily due to:

•	cash received from equity offering, net of offering costs;
•	contribution from noncontrolling interest for CP; and
•	decrease in distributions paid to noncontrolling interests; partially offset by
•	increase in net debt principal payment and fees incurred primarily result of principal pay down in connection with the refinancing of the long-term debt at Atlantic Aviation; and
•	increase in dividends paid to our shareholders.

The increase in consolidated cash used in financing activities for 2012 compared with 2011 was primarily due to:

•	increased dividends paid to our shareholders during 2012;
•	higher debt repayments at Atlantic Aviation during 2012;
•	mandatory debt repayments commencing the fourth quarter of 2012 at DE;
•	decreased in proceeds from the drawdown of long-term debt and borrowings on line of credit facilities at Atlantic Aviation during 2012; and
•	debt financing costs paid, primarily for the refinancing of Hawaii Gas’ debt facilities in 2012; partially offset by
•	contribution from noncontrolling interest for CP.

Liquidity and Capital Resources: Consolidated — (continued)

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

	Year Ended December 31,			Change (From 2012 to 2013) Favorable/(Unfavorable)		Change (From 2011 to 2012) Favorable/(Unfavorable)
	2013	2012	2011
($ In Thousands)	$	$	$	$	%	$	%
Cash provided by operating activities	200,343	191,143	129,151	9,200	4.8	61,992	48.0
Cash used in investing activities	(150,137)	(156,041)	(66,133)	5,904	3.8	(89,908)	(136.0)
Cash used in financing activities	(48,955)	(85,776)	(15,781)	36,821	42.9	(69,995)	NM

NM — Not meaningful

Operating Activities

Cash provided by operating activities at IMTT is generated primarily from firm commitments and other revenues that are billed monthly, primarily in advance. Cash used in operating activities is mainly for payroll and benefits costs, repair and maintenance of fixed assets, utilities and professional services, interest payments and payments to tax jurisdictions.

Cash provided by operating activities increased from 2012 to 2013 primarily as a result of:

•	improved operating results; partially offset by
•	a tax payment in January of 2013 that was deferred from 2012 as a result of a postponement of time to pay, granted to tax payers by the IRS due to Hurricane Isaac; and
•	higher cash interest payments due to a higher drawn debt balance.

Cash provided by operating activities increased from 2011 to 2012 primarily as a result of:

•	improved operating results; and
•	lower working capital requirements as a result of the timing of payments of various accrued expenses.

Investing Activities

Cash used in investing activities primarily relates to capital expenditures which were lower for 2013 compared with 2012. Total cash capital expenditures decreased from $151.8 million in 2012 to $149.7 million in 2013, primarily due to a decrease in growth expenditures, partially offset by an increase in maintenance capital expenditures. Total capital expenditures, on an accrual basis, decreased from $165.5 million in 2012 to $137.1 million in 2013. IMTT also incurred dredging costs in 2012 of $4.0 million due to an acceleration of its dredging schedule in the aftermath of Hurricane Sandy.

IMTT — (continued)

Cash used in investing activities was higher for 2012 compared with 2011, primarily due to the release of a tax-exempt bond escrow during 2011. Total cash capital expenditures increased from $122.3 million in 2011 to $151.8 million in 2012. Total capital expenditures on an accrual basis increased from $130.2 million in 2011 to $165.5 million in 2012.

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

Maintenance and Environmental Capital Expenditure

During 2013 and 2012, IMTT incurred $83.2 million and $58.4 million, respectively, on maintenance and environmental capital expenditures, of which $15.8 million in 2013 was associated with repairs to the Bayonne terminal as a result of damage from Hurricane Sandy. Some of this expenditure was reimbursed from insurance; however, the business has chosen to make improvements to Bayonne while repairing the associated damage.

The balance of the increase is primarily related to the increased volume of tanks currently out of service and undergoing planned cleaning and inspections, the replacement of fire protection equipment, work on docks in California required by state seismic regulations, and a number of projects that could not be completed in 2012 due to Hurricane Sandy.

During 2011, IMTT incurred $57.3 million on maintenance and environmental capital expenditures.

The classification of capital expenditures as either growth or maintenance is the subject of ongoing discussions between MIC and its co-investor in IMTT. For a summary of the approach that MIC uses to categorize capital expenditures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Classification of Maintenance Capital Expenditures and Growth Capital Expenditures.” We believe that IMTT management has not used or has inconsistently applied a framework in the categorization of capital expenditures. At MIC’s insistence, the board of IMTT unanimously instructed IMTT management to engage a third party accounting firm to conduct a review of IMTT’s capital expenditure processes and conduct control testing of these processes. This review is ongoing.

Growth Capital Expenditure

IMTT incurred growth capital expenditures of $53.9 million, $107.1 million and $72.9 million for 2013, 2012 and 2011, respectively.

In 2013, IMTT brought into service projects which are estimated to have a total cost of $41.4 million. Together with the $124.0 million of projects completed in 2012, the combined completed projects are expected to contribute $25.4 million of annualized gross profit and EBITDA as outlined in the table below. Notwithstanding that these assets have been placed in service, as at December 31, 2013, an additional $5.3 million is anticipated to be spent on these projects.

	Anticipated Incremental Gross Profit/EBITDA	Anticipated Cumulative Gross Profit/EBITDA
2012	$3.8 million	$3.8 million
2013	20.8 million	24.6 million
2014	0.8 million	25.4 million

IMTT — (continued)

At December 31, 2013, IMTT had growth projects with an estimated total cost of $59.5 million underway, including $13.1 million of support infrastructure projects. The projects are expected to generate an additional $10.3 million of annualized gross profit and EBITDA as outlined in the table below. To date, $14.4 million has been spent on these projects.

	Anticipated Incremental Gross Profit/EBITDA	Anticipated Cumulative Gross Profit/EBITDA
2014	3.1 million	3.1 million
2015	7.2 million	10.3 million

IMTT Management is reviewing a significant pipeline of expansion projects of which it is actively considering projects of over $100.0 million. Returns on these projects are anticipated to be in line with historical levels.

Financing Activities

Cash used in financing activities decreased in from 2012 to 2013 due to lower level of distributions to shareholders, partially offset by a lower level of net borrowings. Cash used in financing activities increased from 2011 to 2012 primarily due to higher distributions to shareholders, partially offset by higher borrowings on the revolving credit facility during 2012.

At December 31, 2013, the balance on IMTT’s total debt facilities was $969.3 million. This consisted of $336.3 million in letter of credit backed tax-exempt bonds, $179.2 million in bank owned tax-exempt bonds, $430.3 million in revolving credit facilities and $23.5 million in shareholder loans. The weighted average interest rate of the outstanding debt facilities, including any interest rate swaps and fees associated with outstanding letters of credit was 4.17%. Cash interest paid was $40.2 million, $37.7 million and $31.5 million for 2013, 2012 and 2011, respectively. The undrawn balance of the revolving credit facility as of December 31, 2013 was $579.6 million.

The following tables summarize the key terms of IMTT’s senior debt facilities as of December 31, 2013.

Revolving Credit Facility

On February 15 2013, IMTT refinanced its revolving credit facility. The refinancing increased the size of the facility from $1,025.0 million to $1,302.5 million. The maturity has been extended to February of 2018. The covenant limiting the Debt to EBITDA ratio was increased to 5.00x and the interest rate margins were reduced between 0.25% and 0.50%. A restriction on the payments of distributions was added that mirrors the dividend policy of the amended Shareholders’ Agreement.

The revolving credit facilities have been used primarily to fund IMTT’s growth capital expenditures in the U.S. and Canada. The terms of IMTT’s U.S. dollar and Canadian dollar denominated revolving credit facilities at December 31, 2013 are summarized in the table below.

IMTT — (continued)

The Revolving Credit Facility is unsecured, except for a pledge of 65% of shares in IMTT’s two Canadian affiliates.

	USD Revolving Credit Facility	CAD Revolving Credit Facility
Total Committed Amount	$1,252.5 million	$50.0 million
Maturity	February 15, 2018	February 15, 2018
Amortization	Revolving, payable at maturity	Revolving, payable at maturity
Interest Rate	Floating at LIBOR plus a margin based on the ratio of Debt to adjusted EBITDA of IMTT and its affiliates as follows: < 2.0x L+1.25% < 2.5x L+1.50% < 3.0x L+1.75% < 4.0x L+2.00% > = 4.0x L+2.25%	Floating at Bankers' Acceptances (BA) Rate plus a margin based on the ratio of Debt to adjusted EBITDA of IMTT and its affiliates, as follows:

< 2.0x L+1.25%
< 2.5x L+1.50%
< 3.0x L+1.75%
< 4.0x L+2.00%
> = 4.0x L+2.25%
Commitment Fees	A percentage of undrawn committed amounts based on the ratio of Debt to adjusted EBITDA of IMTT and its affiliates, as follows: < 2.0x 0.250% < 2.5x 0.250% < 3.0x 0.250% < 4.0x 0.375% > = 4.0x 0.375%	A percentage of undrawn committed amounts based on the ratio of Debt to adjusted EBITDA of IMTT and its affiliates, as follows: < 2.0x 0.250% < 2.5x 0.250% < 3.0x 0.250% < 4.0x 0.375% > = 4.0x 0.375%
Restrictions on Payments of Dividends	- Following the payment of dividends, IMTT shall retain cash, cash equivalents, and/or committed and unutilized credit facilities in the amount of $185.0 million as of the end of the applicable fiscal quarter
- Leverage ratio does not exceed 4.25x as of the end of the most recent fiscal quarter	- Following the payment of dividends, IMTT shall retain cash, cash equivalents, and/or committed and unutilized credit facilities in the amount of $185.0 million as of the end of the applicable fiscal quarter
- Leverage ratio does not exceed 4.25x as of the end of the most recent fiscal quarter

At December 31, 2013, of the $722.9 million outstanding balance against the revolving credit facility, IMTT had drawn $430.3 million in cash and issued $292.6 million in letters of credit primarily backing tax-exempt GO Zone bonds and New Jersey Economic Development Authority Bonds, or NJEDA bonds.

To partially hedge the interest rate risk associated with IMTT’s current floating rate borrowings under the revolving credit agreement, IMTT entered into a 10 year fixed quarterly LIBOR swap, maturing in March of 2017, with a notional amount of $200.0 million as of December 31, 2013, at a fixed rate of 5.507%.

IMTT — (continued)

Gulf Opportunity Zone Bonds (“GO Zone Bonds”)

On February 15, 2013, IMTT reissued its GO Zone Bonds III and IV in order to extend the mandatory tender date from December of 2015 to February of 2018, as well as to mirror the amended covenant provisions of the revolving credit facility. The $300.0 million of GO Zone Bonds that were not sold to banking institutions are required to be supported at all times by bank letters of credit issued under the revolving credit facility or LC facility.

The key terms of the GO Zone Bonds at December 31, 2013 are summarized in the table below:

Facility Term	Gulf Opportunity Zone Bonds I	Gulf Opportunity Zone Bonds II	Gulf Opportunity Zone Bonds III	Gulf Opportunity Zone Bonds IV
Amount outstanding as of December 31, 2013	$215.0 million	$85.0 million	$94.3 million	$84.9 million
Maturity	July 2043	August 2046	December 2040	December 2040
Amortization	Payable at maturity	Payable at maturity	Amortizes over life of bond, subject to tender in 2018	Amortizes over life of bond, subject to tender in 2018
Interest Rate	Floating at tax- exempt bond weekly tender rates	Floating at tax- exempt bond weekly tender rates	68% of 30 day LIBOR plus the following margin depending on the Leverage Ratio: < 2.0x 0.9025% < 2.5x 1.0650% < 3.0x 1.2275% < 4.0x 1.3900% > = 4.0x 1.5525%	68% of 30 day LIBOR plus the following margin depending on the Leverage Ratio: < 2.0x 0.9025% < 2.5x 1.0650% < 3.0x 1.2275% < 4.0x 1.3900% > = 4.0x 1.5525%
Security	Secured (required to be supported at all times by bank letter of credit issued under the revolving credit facility)	Secured (required to be supported at all times by bank letter of credit issued under the revolving credit facility)	Unsecured	Unsecured
Financial Covenants (applicable to IMTT's key operating subsidiaries on a combined basis)	None	None	- Maximum Debt/ EBITDA of 5.00x - Minimum Interest Coverage Ratio of 3.00x	- Maximum Debt/ EBITDA of 5.00x - Minimum Interest Coverage Ratio of 3.00x
Restrictions on Payments of Dividends	None, provided no default as a result of payment	None, provided no default as a result of payment	- Following the payment of dividends, IMTT shall retain cash, cash equivalents, and/or committed and unutilized credit facilities in the amount of $185.0 million as of the end of the applicable fiscal quarter
- Leverage ratio does not exceed 4.25x as of the end of the most recent fiscal quarter	- Following the payment of dividends, IMTT shall retain cash, cash equivalents, and/or committed and unutilized credit facilities in the amount of $185.0 million as of the end of the applicable fiscal quarter
- Leverage ratio does not exceed 4.25x as of the end of the most recent fiscal quarter
Interest Rate Hedging	Hedged through June 2017 with $215.0 million at 3.662% fixed vs. 67% of monthly LIBOR interest rate swap	None	None	None

IMTT — (continued)

New Jersey Economic Development Authority Bonds (“NJEDA Bonds”)

The key terms of the NJEDA Bonds issued are summarized in the table below:

Facility Term	New Jersey Economic Development Authority Dock Facility Revenue Refund Bonds	New Jersey Economic Development Authority Variable-Rate Demand Revenue Refunding Bond
Amount outstanding as of December 31, 2013	$30.0 million	$6.3 million
Maturity	December 2027	December 2021
Amortization	Payable at maturity	Payable at maturity
Interest Rate	Floating at tax-exempt bond daily tender rates	Floating at tax-exempt bond daily tender rates
Security	Secured (required to be supported at all times by bank letter of credit issued under the revolving credit facility)	Secured (required to be supported at all times by bank letter of credit issued under the revolving credit facility)
Financial Covenants (applicable to IMTT's operating subsidiaries on a combined basis)	None	None
Restrictions on Payments of Dividends	None, provided no default as a result of payment	None, provided no default as a result of payment
Interest Rate Hedging	None	None

Letter of Credit Facility

On December 4, 2013 IMTT entered into a letter of credit agreement, which will allow IMTT to write letters of credit without utilizing the capacity of its revolving credit facility. The letter of credit facility has $50.7 million of capacity which was fully utilized at December 31, 2013.

The key terms of the Letter of Credit Facility are summarized in the table below:

Facility Term	Letter of Credit Facility
Total Committed Amount	$50.7 million
Maturity	December 4, 2014
Fees	2.25%
Financial Covenants (applicable to IMTT's key operating subsidiaries on a combined basis)	- Maximum Debt/EBITDA of 5.00x - Minimum Interest Coverage Ratio of 3.00x
Restrictions on Payments of Dividends	- Following the payment of dividends, IMTT shall retain cash, cash equivalents, and/or committed and unutilized credit facilities in the amount of $185.0 million as of the end of the applicable fiscal quarter
- Leverage ratio does not exceed 4.25x as of the end of the most recent fiscal quarter

In addition to the debt facilities discussed above, IMTT Holdings Inc. received loans from its shareholders other than MIC from 2006 to 2008. The shareholder loans have a fixed interest rate of 5.5% and will be repaid over 15 years by IMTT Holdings Inc. with equal quarterly amortization that commenced March 31, 2008. Shareholder loans of $23.5 million were outstanding as of December 31, 2013.

IMTT — (continued)

The financial covenant requirements under IMTT’s credit facility, and the calculation of these measures at December 31, 2013, were as follows:

•	Leverage Ratio debt to adjusted EBITDA for the prior four fiscal quarters < 5.00x (default threshold). The ratio at December 31, 2013 was 3.82x.
•	Backward Interest Coverage Ratio > 3.00x (default threshold). The ratio at December 31, 2013 was 5.84x.

Hawaii Gas

	Year Ended December 31,			Change (From 2012 to 2013) Favorable/(Unfavorable)		Change (From 2011 to 2012) Favorable/(Unfavorable)
	2013	2012	2011
($ In Thousands)	$	$	$	$	%	$	%
Cash provided by operating activities	40,612	35,902	27,661	4,710	13.1	8,241	29.8
Cash used in investing activities	(21,375)	(18,214)	(16,041)	(3,161)	(17.4)	(2,173)	(13.5)
Cash (used in) provided by financing activities	(103)	7,195	10,000	(7,298)	(101.4)	(2,805)	(28.1)

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

The increase in cash provided by operating activities for 2013 compared with 2012 was driven primarily by higher contribution margin and interest rate swap breakage fees incurred in 2012 as part of the debt refinance, partially offset by higher production costs and an increase in the net feedstock and materials inventory at the end of the current period.

The increase in cash provided by operating activities for 2012 compared with 2011 was driven primarily by higher non-utility contribution margin as the result of margin management and an increase in volume of gas sold and lower fuel costs, partially offset by interest rate swap breakage fees of $8.7 million paid by the business in relation to the refinance of its long-term debt facilities.

Hawaii Gas — (continued)

Investing Activities

Cash used in investing activities is composed primarily of capital expenditures. Capital expenditures are funded by drawing on credit facilities as well as cash from operating activities.

The following table sets forth information about capital expenditures at Hawaii Gas ($ in thousands):

	Maintenance	Growth
Year ended December 31, 2013, accrual basis	$6,316	$14,158
Change in accrued capital expenditure balance from December 31, 2012	647	351
Year ended December 31, 2013, cash basis	$6,963	$14,509
Year ended December 31, 2012, accrual basis	$8,063	$10,226
Change in accrued capital expenditure balance from December 31, 2011	(11)	(1)
Year ended December 31, 2012, cash basis	$8,052	$10,225
Year ended December 31, 2011, accrual basis	$8,503	$7,757
Change in accrued capital expenditure balance from December 31, 2010	735	(705)
Year ended December 31, 2011, cash basis	$9,238	$7,052

Maintenance Capital Expenditure

Maintenance capital expenditures for 2013 were lower compared with 2012 due to the timing of spend on ordinary course maintenance projects. Maintenance capital expenditures for 2012 were lower compared with 2011 as a result of required pipeline maintenance and inspection projects related to the integrity management program spending in 2011.

Growth Capital Expenditure

Growth capital expenditures for 2013 were higher compared with 2012 driven mainly by propane storage expansion projects, meter and regulator purchases and project costs related to the LNG program. Growth capital expenditures for 2012 were higher compared with 2011 driven mainly by new customer installations, meter and regulator purchases and project costs related to small scale LNG.

In 2014, growth capital expenditures are expected to be lower than 2013 driven primarily by a reduction in storage expansion projects.

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

Hawaii Gas — (continued)

Financing Activities

The main drivers of cash provided by financing activities are drawings on facilities for capital expenditures and working capital needs. At December 31, 2013, the balance on the business’ debt facilities consisted of $180.0 million in term loan and senior secured note borrowings. Cash provided by financing activities during 2012 reflects the drawdown of the capital expenditure facility of $10.0 million, offset partially by refinance costs. During the first quarter of 2013, the business borrowed $20.0 million from its revolving credit facility for working capital requirements related to import on off-island LPG cargos and to fund a portion of its capital expenditures. The full amount was repaid during the second quarter of 2013.

The cash provided by financing activities in 2011 and 2012 primarily represents drawdowns of the revolving credit facility. Cash used in financing activities in 2012 includes the costs related to the refinancing of Hawaii Gas’s long-term debt facilities, as discussed below.

The operating company has issued $100.0 million of 10-year, non-amortizing senior secured notes. The notes bear interest at a fixed rate of 4.22%. The operating company has also entered into a $60.0 million, 5-year senior secured revolving credit facility that is currently undrawn. This facility bears interest at LIBOR + 1.50%. The holding company has entered into an $80.0 million, 5-year, non-amortizing senior secured term loan agreement. The interest rate floats at LIBOR + 2.25%. The floating rate has been fixed for 4 years at 0.64% using an interest rate swap, resulting in a fixed all in rate of 2.89%. The weighted average interest rate of the outstanding debt facilities, including the interest rate swap, was 3.63% at December 31, 2013. Excluding interest rate swap breakage fees, cash interest paid was $6.9 million, $5.6 million and $8.7 million for, 2013, 2012 and 2011, respectively.

The financial covenants precluding distributions under each of the business’ credit facilities discussed above are as follows:

•	12 month backward interest coverage ratio less than 3.0x; and
•	Leverage ratio (total indebtedness to capitalization ratio) for any fiscal quarter greater than 65.0%.

At December 31, 2013, the 12 month backward interest coverage ratio was 8.05x at the holding company and 12.30x at the operating company. The leverage ratio at December 31, 2013 was 59.24% at the holding company and 33.00% at the operating company.

Additionally, the HPUC requires the consolidated debt to total capital for the holding company to be less than 65% and that $20.0 million in cash resources be readily available at Hawaii Gas, HGC or MIC. At December 31, 2013, the debt to total capital ratio was 59.24% and $20.0 million in cash resources was readily available.

For a description of the material terms of Hawaii Gas’s credit facilities, see Note 9, “Long-Term Debt”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K.

Atlantic Aviation

	Year Ended December 31,			Change (From 2012 to 2013) Favorable/(Unfavorable)		Change (From 2011 to 2012) Favorable/(Unfavorable)
	2013	2012	2011
($ In Thousands)	$	$	$	$	%	$	%
Cash provided by operating activities	120,877	85,008	55,307	35,869	42.2	29,701	53.7
Cash used in investing activities	(39,210)	(14,124)	(21,487)	(25,086)	(177.6)	7,363	34.3
Cash used in financing activities(1)	(230,250)	(41,516)	(27,442)	(188,734)	NM	(14,074)	(51.3)

NM — Not meaningful

(1)	During the year ended December 31, 2013, we provided Atlantic Aviation with a capital contribution of $237.0 million to pay down the term loan debt and $26.0 million towards the acquisition of Galaxy FBOs that is expected to close at the end of the first quarter of 2014. These contributions have been excluded from the above table as it is eliminated on consolidation.

Operating Activities

Cash provided by operating activities at Atlantic Aviation is generated from sales transactions primarily paid by credit cards. Some customers are provided extended payment terms and are billed accordingly. Cash used in operating activities is mainly for payments to vendors of fuel and professional services, as well as payroll costs and payments to tax jurisdictions.

Cash provided by operating activities increased during 2013 compared with 2012 primarily due to:

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

Investing Activities

Cash used in investing activities relates primarily to cash used for acquisitions and capital expenditures. Cash provided by investing activities relates primarily to proceeds from the sale of FBOs. Cash used in investing activities increased during 2013 compared to 2012 primarily due to the sale of an FBO in the prior year that did not recur, an increase in growth capital expenditures and the acquisition of an FBO in Kansas City. Cash used in investing activities decreased in 2012 compared to 2011 as a result of the acquisition of two FBOs in Oregon during 2011 and a decrease in the cash received from the sale of FBOs during 2012 compared to 2011.

Atlantic Aviation — (continued)

The following table sets forth information about capital expenditures at Atlantic Aviation ($ in thousands):

	Maintenance	Growth
Year ended December 31, 2013, accrual basis	$11,618	$19,735
Change in accrued capital expenditure balance from December 31, 2012	238	(542)
Year ended December 31, 2013, cash basis	$11,856	$19,193
Year ended December 31, 2012, accrual basis	$10,897	$8,332
Change in accrued capital expenditure balance from December 31, 2011	(346)	650
Year ended December 31, 2012, cash basis	$10,551	$8,982
Year ended December 31, 2011, accrual basis	$8,900	$6,486
Change in accrued capital expenditure balance from December 31, 2010	(141)	100
Year ended December 31, 2011, cash basis	$8,759	$6,586

Maintenance Capital Expenditure

Maintenance capital expenditures were higher for 2013 compared with 2012 due to replacement of equipment at existing locations and increased investments in FBO and information technology.

Maintenance capital expenditures increased during 2012 from 2011 as Atlantic Aviation upgraded FBO facilities at a number of locations. The increase primarily reflects a specific project at Los Angeles International Airport that was deferred from 2011, as well as, consideration of the benefits afforded by the 2010 Tax Act.

Growth Capital Expenditure

Growth capital expenditures during 2013 related primarily to facility upgrades that are intended to improve the capabilities and amenities of these facilities and investments in fuel supply chain logistics. Growth capital expenditures incurred in 2012 related primarily to the construction of a new hangar at Chicago Executive Airport in Illinois, a fuel farm at El Paso International Airport in Texas and purchases of existing fuel trucks at several locations that were previously classified as operating leases.

Atlantic Aviation expects an increase in growth capital expenditures from 2013 to 2014, primarily due to the purchase of fuel supply chain logistics assets, the construction of hangars and remodels of certain facilities to upgrade their capabilities and attain lease extensions.

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

In conjunction with the refinancing, MIC contributed $237.0 million of equity to Atlantic Aviation to partially repay Atlantic Aviation’s existing debt facilities, as discussed further in Note 9, “Long-Term Debt” and Note 12, “Members’ Equity”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K.

Atlantic Aviation — (continued)

The term loan credit agreement provides for an uncommitted incremental facility that permits Atlantic Aviation, subject to certain conditions, to increase the term loan facility by up to $50.0 million plus an additional amount if certain senior secured leverage ratio amounts are maintained. On November 7, 2013, Atlantic Aviation entered into an incremental joinder agreement that provides the business with an incremental $50.0 million on the same terms as the existing term loan.

At December 31, 2013, the balance on Atlantic Aviation’s debt facilities included $512.6 million outstanding on the new term loan facility. The revolving credit facility remains undrawn as of December 31, 2013. The facilities bear interest at a rate of LIBOR plus a margin of 2.50% with a minimum LIBOR of 0.75% through the maturity of the term loan in June of 2020 and the maturity of the revolving credit facility in May of 2018.

On July 10, 2013, Atlantic Aviation entered into an interest rate swap where it will pay a fixed rate of 2.198% for one-month U.S. LIBOR on a notional amount of $465.0 million. The swap has an effective date of July 31, 2013 and will terminate on July 31, 2019. This agreement fixes Atlantic Aviation’s interest rate on $465.0 million of indebtedness at 4.698% for almost 6 years.

On November 7, 2013, Atlantic Aviation entered into an interest rate swap where it will pay a fixed rate of 1.944% for one-month U.S. LIBOR on a notional amount of $50.0 million. The swap has an effective date of November 29, 2013 and will terminate on July 31, 2019. This agreement fixes Atlantic Aviation’s interest rate on $50.0 million of indebtedness at 4.444% for almost 6 years.

Atlantic Aviation had interest rate swaps that hedged 100% of the previous term loan debt by swapping three-month U.S. LIBOR for a fixed rate of 5.1925%. These swaps expired on October 16, 2012 which lowered the all-in rate on the previous term loan from 6.7925% to floating rate of LIBOR + 1.725% through its refinancing on May 31, 2013.

Atlantic Aviation also has stand-alone debt facilities used to fund construction of certain FBOs. At December 31, 2013, the balances on the stand-alone facilities totaled $5.2 million. The average interest rate on these stand-alone facilities is fixed at 4.35%.

On January 22, 2014, Atlantic Aviation entered into an incremental joinder agreement that will provide the business with an incremental term loan facility of $100.0 million on the same terms as the existing term loan facility. This incremental indebtedness will primarily be used to partially fund the acquisition of five FBOs from Galaxy Aviation. These proceeds are currently undrawn and Atlantic Aviation is paying a 0.50% per annum ticking fee until the date of funding, which is expected to coincide with the closing of the acquisition anticipated to be at the end of the first quarter of 2014. Atlantic Aviation expects to enter into an interest rate swap to hedge the floating rate interest exposure on the new facility once it is funded.

In conjunction with the joinder agreement, Atlantic Aviation amended its credit agreement to permit the issuance of the incremental term loan, increase the ability for additional leverage up to 3.5x from 3.25x and allow for additional incremental term loans in an amount equal to future equity contributions from MIC. In order to facilitate the amendment, Atlantic Aviation paid a consent fee equal to 0.10% of the term loan and revolving credit commitments held.

The current weighted average interest rate of all outstanding debt facilities, including the interest rate swaps, is 4.67%. Cash interest paid was $18.8 million, $42.7 million and $52.0 million for 2013, 2012 and 2011, respectively, excluding interest rate swap breakage fees incurred in 2012.

Cash used in financing activities increased primarily due to a larger net payment on the principal balance during 2013 of $213.8 million, compared with $49.1 million for 2012. In addition, Atlantic Aviation paid fees of $18.5 million in 2013 in conjunction with the refinancing of its term loan debt. The increase in cash used in financing activities from 2011 to 2012 is primarily due to a larger net repayment of the outstanding principal balance of the term loan debt during 2012 of $49.1 million compared with $28.3 million for 2011. Per the terms of its previous credit agreement, from the fourth quarter of 2012 through to the refinancing of the facility in May of 2013, 100% of Atlantic Aviation’s excess cash was used to repay principal on the term loan.

Atlantic Aviation — (continued)

The financial covenant requirements under Atlantic Aviation’s credit facility, and the calculation of these measures at December 31, 2013, were as follows:

•	Leverage Ratio debt to adjusted EBITDA for the prior four fiscal quarters < 4.75x (default threshold). The ratio at December 31, 2013 was 3.23x.

For a description of the material terms of Atlantic Aviation’s credit facilities, see Note 9, “Long-Term Debt”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K.

Contracted Power and Energy (“CP&E”)

The financial results discussed below reflect 100% of CP&E’s performance during the periods presented below, rather than our interests in CP and DE. The discussion below does not include the results of operations of CP for 2011 as CP did not exist during such periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7 for further discussion on presentation of CP&E.

	Year Ended December 31,			Change (From 2012 to 2013) Favorable/(Unfavorable)		Change (From 2011 to 2012) Favorable/(Unfavorable)
	2013	2012	2011
($ In Thousands)	$	$	$	$	%	$	%
Cash (used in) provided by operating activities	(40,181)	21,209	15,512	(61,390)	NM	5,697	36.7
Cash used in investing activities	(79,421)	(66,295)	(2,153)	(13,126)	(19.8)	(64,142)	NM
Cash provided by (used in) financing activities(1)	97,301	45,007	(8,077)	52,294	116.2	53,084	NM

NM — Not meaningful

(1)	During 2013 and 2012, we provided CP with a capital contribution of $20.8 million and $9.4 million, respectively, to acquire solar construction projects. In 2013, we received a return of capital from CP of $3.4 million. This contribution and return of capital has been excluded from the above table as it is eliminated on consolidation.

Operating Activities

Cash provided by operating activities is driven primarily by revenue collected from PPA contracts at CP and customer receipts for services provided and leased equipment payments received (including non-revenue lease principal) at DE. Cash used in operating activities at CP is driven by the timing of payments out of the restricted cash account for vendor services, leases, insurance, and other routine operating expenses. At DE, cash used in operating activities is driven by the timing of payments for electricity, vendor services or supplies and the payment of payroll and benefit costs.

The change in CP&E cash used in operating activities for 2013 compared with cash provided by operating activities for 2012 was primarily due to unfavorable working capital movements. The unfavorable movement for 2013 primarily resulted from the increase in restricted cash balance and decrease in accruals related to vendor services from the three construction projects acquired in 2013 at CP and the timing of customer and equipment lease payments received at DE. This was partially offset by results contributed by CP during 2013.

Cash from operating activities increased from 2011 to 2012 primarily due to favorable working capital movements as a result of the timing of restricted cash and vendor service payments at CP and increase in leased equipment payments received at DE.

Contracted Power and Energy — (continued)

Investing Activities

Cash used in investing activities at CP is mainly comprised of growth capital expenditures to construct solar projects, which are generally funded by drawing on construction loans and equity contributions from MIC and/or its co-investor. After construction is complete, CP does not expect to incur substantial capital expenditures at its sites as most upgrades, replenishments and repairs are covered under the O&M contract. At DE, cash used in investing activities for capital expenditures are generally funded by drawing on available facilities and cash from operations for both maintenance and new customer connections.

The following table sets forth information about capital expenditures at CP&E ($ in thousands):

	Maintenance	Growth
Year ended December 31, 2013, accrual basis	$648	$67,924
Change in accrued capital expenditure balance from December 31, 2012	(54)	(9,831)
Year ended December 31, 2013, cash basis	$594	$58,093
Year ended December 31, 2012, accrual basis	$891	$7,301
Change in accrued capital expenditure balance from December 31, 2011	(117)	(6,597)
Year ended December 31, 2012, cash basis	$774	$704
Year ended December 31, 2011, accrual basis	$659	$1,091
Change in accrued capital expenditure balance from December 31, 2010	301	102
Year ended December 31, 2011, cash basis	$960	$1,193

Maintenance Capital Expenditure

DE expects to spend approximately $1.0 million per year on capital expenditures relating to the replacement of parts, system reliability, customer service and minor system modifications. At DE, the changes in maintenance capital expenditures during 2013, 2012 and 2011 were primarily due to the timing of spend on ordinary course maintenance projects.

Growth Capital Expenditure

The increase in growth capital expenditures during 2013 compared with 2012 is primarily due to the construction of solar projects at CP. At DE, the changes in growth capital expenditures during 2013, 2012 and 2011 were primarily due to the timing of spend related to connecting new customers. Growth capital expenditures for 2014 will provide interconnections for several new customers.

Financing Activities

Contracted Power (“CP”)

In general, CP has used a combination of equity and non-recourse bank loans to finance the construction and commissioning of its solar facilities. During the construction period, the loan is a construction loan and converts to a term loan upon commercial operations. CP repays the term loan on a fixed amortization schedule. The loans have typical financial and operational covenants, including a historical debt service coverage ratio test to pay distributions. Each of the facilities is financed individually through special purpose entities. At December 31, 2013, CP had $81.3 million in term loan debt and $61.9 million in construction loan debt. The weighted average interest rate on the term loan debt was 4.15%. The interest on the construction loan is capitalized to the project. Cash interest paid was $3.6 million and $78,000 for 2013 and 2012, respectively.

The cash provided by financing activities for 2013 was primarily the result of drawdown on debt facilities and an increase in contributions from noncontrolling interests, partially offset by repayment on debt facilities and distributions to noncontrolling interests.

Contracted Power and Energy — (continued)

Each project has its own backward interest coverage ratio covenant in order to pay distributions. As of December 31, 2013 all operating projects were in compliance with the backward interest coverage ratio covenants.

District Energy (“DE”)

At December 31, 2013, the balance on DE’s debt facilities consisted of a $150.0 million term loan facility and a $3.1 million capital expenditure facility, classified as current portion of long-term debt in the consolidated balance sheet. The weighted average interest rate on the debt facilities, including the interest rate swaps and fees associated with outstanding letters of credit at December 31, 2013, was 6.15%. Cash interest paid was $9.7 million, $9.9 million and $10.0 million for 2013, 2012 and 2011, respectively.

In accordance with the terms of its loan agreement, DE is applying 100% of its excess cash flow generated during the third quarter of 2012 and thereafter, to pay a portion of its debt facilities through the maturity of these facilities in September of 2014. These principal payments are applied to the capital expenditure facility first followed by the term loan facility. The business paid $11.3 million and $5.6 million to its lenders during 2013 and 2012, respectively, and an additional $4.2 million during January of 2014 bringing the principal balance outstanding to $148.9 million. The business has engaged Macquarie Capital (USA) Inc. to assist in identifying and analyzing various alternatives for paying these obligations prior to maturity and obtaining other credit facilities. DE believes it will be able to refinance its credit facilities prior to the current maturity.

On April 26, 2012, DE’s revolving loan facility of $18.5 million, which is currently undrawn and is being utilized to back $5.0 million letters of credit as required by the City of Chicago, was amended and extended so that the revolver will be co-terminus with the term loan and capital expenditure facility. The revolver amount was lowered to $8.4 million with a higher margin.

The increase in cash used in financing activities in 2013 compared with 2012 was primarily due to the mandatory debt principal payments that commenced during the third quarter of 2012 partially offset by decreased distributions paid to the noncontrolling interest shareholders. The increase in cash used in 2012 compared with 2011 was primarily due to the mandatory debt principal payments that commenced during the third quarter of 2012 and increased distributions paid to the noncontrolling interest shareholders.

The financial covenants triggering distribution lock-up or default under the business’ credit facility are as follows:

•	Backward Interest Coverage Ratio < 1.5x (distribution lock-up) and < 1.2x (default). The ratio at December 31, 2013 was 2.24x.
•	Leverage Ratio (funds from operations less interest expense to net debt) for the previous 12 months less than 6.0% (distribution lock-up) and 4.0% (default). The ratio at December 31, 2013 was 8.77%.

For a description of the material terms of CP&E’s credit facilities, see Note 9, “Long-Term Debt”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K.

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

Goodwill, Intangible Assets and Property, Plant and Equipment

Significant assets acquired in connection with our acquisition of Hawaii Gas, Atlantic Aviation and Contracted Power and Energy include contract rights, customer relationships, non-compete agreements, trademarks, property and equipment and goodwill.

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

If an entity concludes that it is more likely than not that the fair value of reporting unit is less than its carrying amount, it needs to perform the two-step impairment test. This requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values, which included the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared with its corresponding carrying value. Hawaii Gas, DE and Atlantic Aviation are separate reporting units for purposes of this analysis. The impairment test for trademarks, which are not amortized, requires the determination of the fair value of such assets. If the fair value of the trademarks are less than their carrying value, an impairment loss is recognized in an amount equal to the difference. We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and/or intangible assets. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or material negative change in relationship with significant customers.

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

We test for goodwill and indefinite-lived intangible assets when there is an indicator of impairment. Impairments of goodwill, property, equipment, land and leasehold improvements and intangible assets during 2011 relating to Atlantic Aviation, are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7. In addition, see Note 6, “Property, Equipment, Land and Leasehold Improvements”, and Note 7, “Intangible Assets”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K for financial information and further discussions.

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

The Contracted Power and Energy business segment derives revenue from product sales from CP and service revenues from DE. CP sells the electricity generated by its solar photovoltaic power generation facilities to credit worthy off-takers, including local utilities and the military, under long-dated power purchase agreements (“PPAs”), typically of 20 – 25 years. Sale of electricity to customers is billed on a monthly cycle basis. All revenues are recognized during the month for which the electricity is sold.

DE recognizes revenue from cooling capacity and consumption at the time of performance of service. Cash received from customers for services to be provided in the future are recorded as unearned revenue and recognized over the expected services period on a straight-line basis.

Hedging

We have in place variable-rate debt. Management believes that it is prudent to limit the variability of a portion of its interest payments. To meet this objective, the Company enters into interest rate swap and cap agreements to manage fluctuations in cash flows resulting from interest rate risk on a majority of its debt with a variable-rate component.

As of February 25, 2009 for Atlantic Aviation and effective April 1, 2009 for our other businesses, we elected to discontinue hedge accounting. From the dates that hedge accounting was discontinued, all movements in the fair value of the interest rate swaps are recorded directly through earnings. As a result of the discontinuance of hedge accounting, we will reclassify into earnings net derivative losses included in accumulated other comprehensive loss over the remaining life of the existing interest rate swaps. Our derivative instruments are recorded on the balance sheet at fair value with changes in fair value of interest rate swaps and cap are recorded directly through earnings. We measure derivative instruments at fair value using the income approach, which discounts the future net cash settlements expected under the derivative contracts to a present value. See Note 10, “Derivative Instruments and Hedging Activities”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K for financial information and further discussions.

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

Interest Rate Risk

We are exposed to interest rate risk in relation to the borrowings of our businesses. Our current policy is to enter into derivative financial instruments to fix variable-rate interest payments covering a portion of the interest rate risk associated with the borrowings of our businesses, subject to the requirements of our lenders. As of December 31, 2013, we had $994.1 million of current and long-term debt for our consolidated operations, $742.5 million of which was economically hedged with interest rate contracts and $251.6 million of which was unhedged.

IMTT

At December 31, 2013, IMTT had two issuance of New Jersey Economic Development Authority tax- exempt revenue bonds outstanding with a total balance of $36.3 million, where the interest rate is reset daily by tender. A 1% increase in interest rates on this tax-exempt debt would result in a $363,000 increase in interest cost per year and a corresponding 1% decrease would result in a $363,000 decrease in interest cost per year.

At December 31, 2013, IMTT had outstanding $479.2 million in Gulf Opportunity Zone Bonds (GO Zone Bonds) to fund qualified project costs at its St. Rose, Gretna and Geismar storage facilities. A 1% increase in interest rates on the outstanding GO Zone Bonds would result in a $4.8 million increase in interest cost per year and a corresponding 1% decrease would result in a $4.8 million decrease in interest cost per year. IMTT’s exposure to interest rate changes through the GO Zone Bonds has been partially hedged until June 2017 through the use of an interest rate swap, which has a notional value of $215.0 million. As the interest rate swap is fixed against 67% of the 30-day LIBOR rate and not the tax-exempt tender rate, it does not result in a perfect hedge for short-term rates on tax-exempt debt, although it will largely offset any additional interest rate expense incurred as a result of increases in interest rates. If interest rates decrease, the fair market value of the interest rate swap will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the interest rate swap of $547,000 and a corresponding 10% relative increase would result in a $545,000 increase in the fair market value.

At December 31, 2013, IMTT had $420.0 million outstanding under its USD Revolving Credit Facility. A 1% increase in interest rates on this debt would result in a $4.2 million increase in interest cost per year and a corresponding 1% decrease would result in a $4.2 million decrease in interest cost per year. IMTT’s exposure to interest rate changes on its U.S. revolving credit facility has been partially hedged against 90-day LIBOR from October 2007 through March 2017 through the use of an interest rate swap, which has a notional value of $200.0 million as of December 31, 2013. If interest rates decrease, the fair market value of the interest rate swap will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the interest rate swap of $690,000 and a corresponding 10% relative increase would result in a $686,000 increase in the fair market value.

On December 31, 2013, IMTT had $10.3 million outstanding under its Canadian revolving credit facility. A 1% increase in interest rates on this debt would result in a $103,000 increase in interest cost per year and a corresponding 1% decrease would result in a $103,000 decrease in interest cost per year.

Hawaii Gas

On August 8, 2012, the Company completed the refinancing of Hawaii Gas’s long-term debt facilities. The new senior financing arrangement for Hawaii Gas comprises of $100.0 million of 10-year, non-amortizing senior secured notes and $60.0 million, 5-year, undrawn senior secured revolving credit facility at the operating company level and a $80.0 million, 5-year, non-amortizing senior secured term loan agreement at the holding company level. The senior secured notes bear interest at a fixed rate of 4.22%. The interest rate of the senior secured term loan agreement floats at LIBOR + 2.25% and the floating rate has effectively been fixed for four years at 2.89% using an interest rate swap. The interest rate of the undrawn senior secured revolving credit facility floats at LIBOR + 1.50%. The fixed rate on the senior secured notes and interest rate swap will offset any interest rate increases or decreases, resulting in stable interest rates of 4.22% for the operating company and 2.89% for the holding company.

Atlantic Aviation

On December 31, 2013, the outstanding balance of the floating rate senior debt for Atlantic Aviation was $512.6 million. A 1% increase in the interest rate on Atlantic Aviation’s debt would result in a $5.1 million increase in the interest cost per year. A corresponding 1% decrease would result in a $5.1 million decrease in interest cost per year.

In July of 2013, Atlantic Aviation entered into an interest rate swap where it will pay a fixed rate of 2.198% for one-month U.S. LIBOR on a notional amount of $465.0 million. The swap had an effective date of July 31, 2013 and will terminate on July 31, 2019. In November of 2013, Atlantic Aviation entered into an interest rate swap where it will pay a fixed rate of 1.944% for one-month U.S. LIBOR on a notional amount of $50.0 million. The swap had an effective date of November 29, 2013 and will terminate on July 31, 2019.

Contracted Power and Energy

Contracted Power (“CP”)

Each of the five projects within CP has a stand-alone debt facility. As of December 31, 2013, two of the projects had fixed rate term loans with an outstanding balance of $81.3 million and three had floating rate construction loans with an outstanding balance of $61.9 million. A 1% increase in the interest on the floating rate debt would result in a $619,000 increase in the interest cost per year. A corresponding 1% decrease would result in a $619,000 decrease in interest cost per year.

District Energy (“DE”)

DE has a $150.0 million floating rate term loan facility maturing in 2014. A 1% increase in the interest rate on the $150.0 million DE debt would result in a $1.5 million increase in the interest cost per year. A corresponding 1% decrease would result in a $1.5 million decrease in interest cost per year.

DE’s exposure to interest rate changes through the term loan facility has been fully hedged to maturity through the use of interest rate swaps. These hedging arrangements will offset any additional interest rate expense incurred as a result of increases in interest rates. However, if interest rates decrease, the value of DE’s hedge instruments will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the hedge instruments of approximately $38,000. A corresponding 10% relative increase would result in an approximately $38,000 increase in the fair market value.

DE also has a capital expenditure loan facility. In accordance with the terms of its loan agreement, DE will be applying 100% of its excess cash flow generated during the third quarter of 2012 and thereafter to repay its debt facilities through the loan maturity in September of 2014. Subsequent to the principal repayments applied in 2012 and 2013, the capital expenditure facility had a $3.1 million balance at December 31, 2013. A 1% increase in the interest rate on DE’s capital expenditure loan facility would result in a $31,000 increase in interest cost per year. A corresponding 1% decrease would result in a $31,000 decrease in annual interest cost.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MACQUARIE INFRASTRUCTURE COMPANY LLC

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Macquarie Infrastructure Company LLC:

We have audited the accompanying consolidated balance sheets of Macquarie Infrastructure Company LLC and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macquarie Infrastructure Company LLC and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Macquarie Infrastructure Company LLC’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 19, 2014, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Dallas, Texas
February 19, 2014

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED BALANCE SHEETS
($ in Thousands, Except Share Data)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$233,373	$141,376
Restricted cash	48,853	3,133
Accounts receivable, less allowance for doubtful accounts of $953 and $875, respectively	60,823	56,553
Inventories	25,834	20,617
Prepaid expenses	10,132	8,908
Deferred income taxes	6,197	6,803
Equipment lease receivables current	8,515	4,448
Other	9,792	12,072
Total current assets	403,519	253,910
Property, equipment, land and leasehold improvements, net	854,169	708,031
Restricted cash	3,516	7,326
Equipment lease receivables non-current	16,155	28,177
Investment in unconsolidated business	83,703	75,205
Goodwill	514,494	514,640
Intangible assets, net	592,850	626,902
Deferred financing costs, net of accumulated amortization	22,740	7,845
Fair value of derivative instruments	6,880	95
Other	2,839	1,563
Total assets	$2,500,865	$2,223,694
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Due to manager – related party	$3,032	$50,253
Accounts payable	28,850	26,499
Accrued expenses	42,713	35,499
Current portion of notes payable and capital leases	1,862	1,667
Current portion of long-term debt	163,083	106,580
Fair value of derivative instruments	13,027	7,450
Customer deposits	4,776	4,650
Other	14,109	12,732
Total current liabilities	271,452	245,330
Notes payable and capital leases, net of current portion	1,218	2,303
Long-term debt, net of current portion	831,027	1,052,584
Deferred income taxes	189,719	169,392
Fair value of derivative instruments	—	5,360
Other	54,181	51,160
Total liabilities	1,347,597	1,526,129
Commitments and contingencies	—	—
Members’ equity:
LLC interests, no par value; 500,000,000 authorized; 56,295,595 LLC interests issued and outstanding at December 31, 2013 and 47,453,943 LLC interests issued and outstanding at December 31, 2012	1,226,733	883,143
Additional paid in capital	21,447	21,447
Accumulated other comprehensive loss	(8,445)	(20,801)
Accumulated deficit	(197,507)	(228,761)
Total members’ equity	1,042,228	655,028
Noncontrolling interests	111,040	42,537
Total equity	1,153,268	697,565
Total liabilities and equity	$2,500,865	$2,223,694

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED STATEMENTS OF OPERATIONS
($ in Thousands, Except Share and Per Share Data)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Revenue
Revenue from product sales	$685,997	$677,164	$639,521
Revenue from product sales – utility	137,486	144,439	140,746
Service revenue	213,973	207,907	203,532
Financing and equipment lease income	3,563	4,536	4,992
Total revenue	1,041,019	1,034,046	988,791
Costs and expenses
Cost of product sales	454,761	462,229	437,049
Cost of product sales – utility	117,499	122,254	116,413
Cost of services	47,760	52,609	52,744
Selling, general and administrative	210,060	213,372	202,486
Fees to manager – related party	85,367	89,227	15,475
Depreciation	39,150	31,587	33,815
Amortization of intangibles	34,651	34,601	42,107
Loss from customer contract termination	5,906	—	—
Loss (gain) on disposal of assets	226	(1,358)	1,522
Total operating expenses	995,380	1,004,521	901,611
Operating income	45,639	29,525	87,180
Other income (expense)
Interest income	204	222	112
Interest expense(1)	(37,044)	(46,623)	(59,361)
Loss on extinguishment of debt	(2,472)	—	—
Equity in earnings and amortization charges of investee	39,115	32,327	22,763
Other income, net	681	1,085	912
Net income before income taxes	46,123	16,536	51,606
Provision for income taxes(2)	(18,043)	(2,285)	(22,718)
Net income	$28,080	$14,251	$28,888
Less: net (loss) income attributable to noncontrolling interests	(3,174)	930	1,545
Net income attributable to MIC LLC	$31,254	$13,321	$27,343
Basic income per share attributable to MIC LLC interest holders	$0.61	$0.29	$0.59
Weighted average number of shares outstanding: basic	51,381,003	46,635,049	45,995,207
Diluted income per share attributable to MIC LLC interest holders	$0.61	$0.29	$0.59
Weighted average number of shares outstanding: diluted	51,396,146	46,655,289	46,021,015
Cash dividends declared per share	$3.35	$2.20	$0.80

(1)	Interest expense includes losses on derivative instruments of $7.5 million, $21.6 million and $35.0 million for the years ended December 31, 2013, 2012 and 2011, respectively, of which net losses of $1.4 million, $15.4 million and $22.1 million, respectively, was reclassified from accumulated other comprehensive income.
(2)	Includes $568,000, $6.8 million and $8.8 million of benefit for income taxes from accumulated other comprehensive income reclassifications for the years ended December 31, 2013, 2012 and 2011, respectively.

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in Thousands)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Net income	$28,080	$14,251	$28,888
Other comprehensive income (loss), net of taxes:
Reclassification of realized losses of derivatives into earnings(1)	902	8,799	12,855
Change in post-retirement benefit plans(2)	12,445	(1,555)	(13,701)
Translation adjustment(3)	(560)	104	410
Other comprehensive income (loss)	12,787	7,348	(436)
Comprehensive income	$40,867	$21,599	$28,452
Less: comprehensive (loss) income attributable to noncontrolling interests	(2,743)	1,667	2,709
Comprehensive income attributable to MIC LLC	$43,610	$19,932	$25,743

(1)	Reclassification of realized losses of derivatives is composed of (i) pre-tax derivative losses into interest expense of $1.4 million, $15.4 million and $22.1 million, respectively, and the related tax benefit of $568,000, $6.8 million and $8.8 million, respectively, in the consolidated statements of operations; and (ii) pre-tax derivative losses of $61,000 and $331,000 and a pre-tax derivative gain of $577,000, respectively, as an adjustment to investment in unconsolidated business, and an adjustment to deferred taxes of $21,000, $116,000 and $202,000, respectively, in the consolidated balance sheet for the years ended December 31, 2013, 2012 and 2011, respectively.
(2)	Change in post-retirement benefit plans is presented net of taxes of $7.3 million, $1.0 million and $7.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.
(3)	Translation adjustment is presented net of taxes of $302,000, $56,000 and $221,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
($ in Thousands, Except Share Data)

	Macquarie Infrastructure Company LLC Member’s Equity
	LLC Interests		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Members’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Amount
Balance at December 31, 2010	45,715,448	$964,430	$21,956	$(269,425)	$(25,812)	$691,149	$(4,454)	$686,695
Issuance of LLC interests to Manager	590,788	14,467	—	—	—	14,467	—	14,467
Issuance of LLC interests to independent directors	31,989	450	—	—	—	450	—	450
Dividends to LLC interest holders(1)	—	(27,618)	—	—	—	(27,618)	—	(27,618)
Distributions to noncontrolling interest members	—	—	(509)	—	—	(509)	(8,077)	(8,586)
Net income for the year ended December 31, 2011	—	—	—	27,343	—	27,343	1,545	28,888
Other comprehensive (loss) income	—	—	—	—	(1,600)	(1,600)	1,164	(436)
Balance at December 31, 2011	46,338,225	$951,729	$21,447	$(242,082)	$(27,412)	$703,682	$(9,822)	$693,860
Issuance of LLC interests to Manager	1,092,584	43,330	—	—	—	43,330	—	43,330
Issuance of LLC interests to independent directors	23,134	571	—	—	—	571	—	571
Dividends to LLC interest holders(2)	—	(112,487)	—	—	—	(112,487)	—	(112,487)
Distributions to noncontrolling interest members	—	—	—	—	—	—	(4,781)	(4,781)
Contributions from noncontrolling interest members	—	—	—	—	—	—	55,473	55,473
Net income for the year ended December 31, 2012	—	—	—	13,321	—	13,321	930	14,251
Other comprehensive income	—	—	—	—	6,611	6,611	737	7,348
Balance at December 31, 2012	47,453,943	$883,143	$21,447	$(228,761)	$(20,801)	$655,028	$42,537	$697,565
Issuance of LLC interests, net of offering costs	6,333,855	339,256	—	—	—	339,256	—	339,256
Issuance of LLC interests to Manager	2,488,272	132,641	—	—	—	132,641	—	132,641
Issuance of LLC interests to independent directors	19,103	640	—	—	—	640	—	640
Issuance of LLC interests pursuant to MIC Direct	422	23	—	—	—	23	—	23
Dividends to LLC interest holders(3)	—	(128,970)	—	—	—	(128,970)	—	(128,970)
Distributions to noncontrolling interest members	—	—	—	—	—	—	(2,366)	(2,366)
Contributions from noncontrolling interest members	—	—	—	—	—	—	73,612	73,612
Net income (loss) for the year ended December 31, 2013	—	—	—	31,254	—	31,254	(3,174)	28,080
Other comprehensive income	—	—	—	—	12,356	12,356	431	12,787
Balance at December 31, 2013	56,295,595	$1,226,733	$21,447	$(197,507)	$(8,445)	$1,042,228	$111,040	$1,153,268

(1)	Dividends to LLC interest holders are comprised of $0.20 per share paid on 45,851,527 shares for the quarter ended March 31, 2011; $0.20 per share paid on 46,028,258 shares for the quarter ended June 30, 2011; and $0.20 per share paid on 46,207,881 shares for the quarter ended September 30, 2011.

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY — (continued)
($ in Thousands, Except Share Data)

(2)	Dividends to LLC interest holders are comprised of $0.20 per share paid on 46,338,225 shares for the quarter ended December 31, 2011; $0.20 per share paid on 46,474,212 shares for the quarter ended March 31, 2012; $0.625 per share paid on 46,645,028 shares for the quarter ended June 30, 2012; $0.6875 per share paid on 46,758,875 shares for the quarter ended September 30, 2012; and $0.6875 per share on 47,453,943 shares for the quarter ended December 31, 2012.
(3)	Dividends to LLC interest holders are comprised of $0.6875 per share paid on 52,190,827 shares for the quarter ended March 31, 2013; $0.875 per share paid on 52,865,943 shares for the quarter ended June 30, 2013; and $0.875 per share paid on 53,521,300 shares for the quarter ended September 30, 2013.

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in Thousands)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Operating activities
Net income	$28,080	$14,251	$28,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	45,876	38,314	40,454
Amortization of intangible assets	34,651	34,601	42,107
Loss (gain) on disposal of assets	106	(1,979)	617
Loss from customer contract termination	5,906	—	—
Equity in earnings and amortization charges of investee	(39,115)	(32,327)	(22,763)
Equity distributions from investee	39,115	86,952	—
Amortization of debt financing costs	3,874	4,232	4,086
Loss on extinguishment of debt	2,434	—	—
Adjustments to derivative instruments	(5,138)	(26,428)	(18,244)
Base management fees to be settled/settled in LLC interests	31,979	21,898	15,475
Performance fees settled in LLC interests	53,388	67,329	—
Equipment lease receivable, net	3,807	3,548	3,105
Deferred rent	260	421	385
Deferred taxes	13,295	(1,580)	19,209
Other non-cash expenses, net	71	2,036	2,748
Changes in other assets and liabilities, net of acquisitions:
Restricted cash	(28,303)	—	—
Accounts receivable	(4,239)	(933)	(4,633)
Inventories	(4,662)	3,087	(5,061)
Prepaid expenses and other current assets	1,062	(3,461)	(3,602)
Due to manager – related party	29	57	10
Accounts payable and accrued expenses	(23,796)	6,479	(9,696)
Income taxes payable	1,037	(414)	668
Other, net	(4,600)	1,828	(2,711)
Net cash provided by operating activities	155,117	217,911	91,042
Investing activities
Acquisitions of businesses and investments, net of cash acquired	(28,953)	(64,817)	(23,149)
Proceeds from sale of assets	—	5,625	17,006
Purchases of property and equipment	(111,208)	(39,288)	(33,764)
Investment in capital leased assets	—	—	(24)
Return of investment in unconsolidated business	371	101,110	—
Other, net	154	(153)	249
Net cash (used in) provided by investing activities	(139,636)	2,477	(39,682)

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS — (continued)
($ in Thousands)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Financing activities
Proceeds from issuance of LLC interests	$355,867	$—	$—
Proceeds from long-term debt	579,296	192,570	13,406
Offering and equity raise costs paid	(16,313)	—	—
Net proceeds on line of credit facilities	—	—	4,600
Proceeds from the issuance of LLC interests pursuant to MIC Direct	23	—	—
Dividends paid to holders of LLC interests	(128,970)	(112,487)	(27,618)
Contributions received from noncontrolling interests	73,612	55,473	—
Distributions paid to noncontrolling interests	(2,366)	(4,781)	(8,077)
Payment of long-term debt	(766,711)	(237,240)	(36,330)
Debt financing costs paid	(19,699)	(2,942)	(4)
Change in restricted cash	3,810	8,663	1,010
Payment of notes and capital lease obligations	(2,033)	(1,054)	(124)
Net cash provided by (used in) financing activities	76,516	(101,798)	(53,137)
Net change in cash and cash equivalents	91,997	118,590	(1,777)
Cash and cash equivalents, beginning of year	141,376	22,786	24,563
Cash and cash equivalents, end of year	$233,373	$141,376	$22,786
Supplemental disclosures of cash flow information
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$13,950	$9,623	$3,201
Accrued equity offering costs	$298	$—	$—
Accrued financing costs	$479	$—	$—
Acquisition of equipment through capital leases	$1,320	$3,117	$2,663
Issuance of LLC interests to manager for performance fees	$97,208	$23,509	$—
Issuance of LLC interests to manager for base management fees	$35,433	$19,821	$14,467
Issuance of LLC interests to independent directors	$640	$571	$450
Taxes paid	$3,710	$4,870	$2,913
Interest paid	$38,956	$58,916	$72,949

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

MIC is a non-operating holding company with a Board of Directors and other corporate governance responsibilities generally consistent with those of a Delaware corporation. MIC has made an election to be treated as a corporation for tax purposes.

The Company owns its businesses through its wholly-owned subsidiary, Macquarie Infrastructure Company Inc., or MIC Inc. The Company’s businesses operate predominantly in the United States and consist of the following:

•	International Matex Tank Terminals or “IMTT”: a 50% interest in a bulk liquid terminals business, which provides bulk liquid storage and handling services at ten marine terminals in the United States and two in Canada and is one of the largest participants in this industry in the U.S., based on storage capacity;
•	Hawaii Gas: a full-service gas energy company processing and distributing gas products and providing related services in Hawaii;
•	Atlantic Aviation: an airport services business providing products and services, including fuel and aircraft hangaring/parking, to owners and operators of general aviation aircraft at 63 airports in the U.S.; and
•	Contracted Power and Energy: consists of controlling interests in five contracted solar power generation facilities (Contracted Power) located in the southwest U.S. and a 50.01% controlling interest in a district energy business (District Energy) which operates one of the largest district cooling systems in the U.S.

Prior to 2013 year-end, the Company reported Contracted Power and District Energy in separate reportable segments. The Company assessed its businesses and operating segments and determined to combine these two businesses into one reportable segment covering the Company’s long-term Contracted Power and Energy segment, which the Company believes better reflects how these businesses are managed and allocated capital.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Except as otherwise specified, we refer to Macquarie Infrastructure Company LLC and its subsidiaries collectively as the “Company”. The Company consolidates investments where it has a controlling financial interest. The usual condition for a controlling financial interest is ownership of a majority of the voting interest and, therefore, as a general rule, ownership, directly or indirectly, of over 50% of the outstanding voting shares is a condition for consolidation. In addition, if the Company demonstrates that it has the ability to direct policies and management, this may be also indication for consolidation. For investments in variable interest entities, the

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Company consolidates when it is determined to be the primary beneficiary of the variable interest entity. As of December 31, 2013, the Company was the primary beneficiary in Contracted Power and consolidated the business accordingly.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Commercial paper, with maturities of approximately three months or less, issued by a counterparty with Standard & Poor rating of A1+ are also considered cash and cash equivalents. Included in cash and cash equivalents at December 31, 2013 was $25.3 million of commercial paper, issued by counterparties with a Standard & Poor rating of A1+. At December 31, 2012, the Company had $90.2 million of commercial paper, issued by counterparties with a Standard & Poor rating of A1+.

Restricted Cash

The Company classifies all cash pledged as collateral on the outstanding senior debt as restricted cash in the consolidated balance sheets relating to Atlantic Aviation and Contracted Power. The Company recorded $52.4 million of cash pledged as collateral in the consolidated balance sheets at December 31, 2013, of which $48.9 million was recorded in current assets. At December 31, 2012, the Company recorded $10.4 million of cash pledged as collateral in the consolidated balance sheets, of which $3.1 million was recorded in current assets.

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

Inventory

Inventory consists principally of fuel purchased from various third-party vendors and materials and supplies at Atlantic Aviation and Hawaii Gas. Fuel inventory is stated at the lower of cost or market. Materials and supplies inventory is valued at the lower of average cost or market. Inventory sold is recorded using the first-in-first-out method at Atlantic Aviation and an average cost method at Hawaii Gas. Cash flows related to the sale of inventory are classified in net cash provided by operating activities in the consolidated statements of cash flows. The Company’s inventory balance at December 31, 2013 comprised $17.0 million of fuel and $8.8 million of materials and supplies. The Company’s inventory balance at December 31, 2012 comprised $14.5 million of fuel and $6.1 million of materials and supplies.

Property, Equipment, Land and Leasehold Improvements

Property, equipment and land are initially recorded at cost. Leasehold improvements are recorded at the initial present value of the minimum lease payments less accumulated amortization. Major renewals and improvements are capitalized while maintenance and repair expenditures are expensed when incurred. Interest expense relating to construction in progress is capitalized as an additional cost of the asset. The Company depreciates property, equipment and leasehold improvements over their estimated useful lives on a straight-line basis. Within the Contracted Power and Energy segment, depreciation expense for District Energy is included in cost of services in the consolidated statements of operations. The estimated economic useful lives range according to the table below:

Buildings	10 to 68 years
Leasehold and land improvements	5 to 40 years
Machinery and equipment	3 to 62 years
Furniture and Fixtures	3 to 25 years

Goodwill and Intangible Assets

Goodwill consists of costs in excess of the aggregate purchase price over the fair value of tangible and identifiable intangible net assets acquired in the purchase business combinations. The cost of intangible assets with determinable useful lives are amortized over their estimated useful lives ranging as follows:

Customer relationships	5 to 15 years
Contract rights	5 to 40 years
Non-compete agreements	2 to 10 years
Leasehold interests	12 years
Trade names	6 to 20 years
Technology	5 years

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

Debt Issuance Costs

The Company capitalizes all direct costs incurred in connection with the issuance of debt as debt issuance costs. These costs are amortized over the contractual term of the debt instrument, which ranges from 1 to 23 years, using the effective interest method.

Derivative Instruments

The Company accounts for derivatives and hedging activities in accordance with ASC 815 Derivatives and Hedging, which requires that all derivative instruments be recorded on the balance sheet at their respective fair values.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Prior to 2009, the Company applied hedge accounting to its derivative instruments. On the date a derivative contract was entered into, the Company designated the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge) or a foreign-currency fair-value or cash-flow hedge (foreign currency hedge).

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

As of February 25, 2009 for Atlantic Aviation and effective April 1, 2009 for the other businesses, the Company elected to discontinue hedge accounting. From the dates that hedge accounting was discontinued, all movements in the fair value of the interest rate swaps are recorded directly through earnings. As a result of the discontinuance of hedge accounting, the Company will reclassify into earnings net derivative losses included in accumulated other comprehensive loss over the remaining life of the existing interest rate swaps. See Note 10, “Derivative Instruments and Hedging Activities”, for further discussion.

Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and variable-rate senior debt, are carried at cost, which approximates their fair value because of either the short-term maturity, or variable or competitive interest rates assigned to these financial instruments.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with financial institutions and its balances may exceed federally insured limits. The Company’s accounts receivable are mainly derived from fuel and gas sales and services rendered under contract terms with commercial and private customers located primarily in the United States. At December 31, 2013 and 2012, there were no outstanding accounts receivable due from a single customer that accounted for more than

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

10% of the total accounts receivable. Additionally, no single customer accounted for more than 10% of the Company’s revenue during the years ended December 31, 2013, 2012 and 2011.

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

Other revenue from fixed base operations, or FBOs, consists principally of de-icing services, landing and fuel distribution fees as well as rental income for hangar and terminal use. Other FBO revenue is recognized as the services are rendered to the customer.

Contracted Power and Energy

Contracted Power

Revenue from Contracted Power is recognized when the electricity is provided to the utility companies. Owners of solar photovoltaic power generation facilities sell substantially all of the electricity generated from

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

these facilities at a fixed price to electric utilities pursuant to a long-term (typically 20 – 25 years) power purchase agreements. Customers are billed on a monthly-cycle basis.

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

Income Taxes

The Company uses the asset and liability method in accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and more than its 80% owned subsidiaries file a consolidated U.S. federal income tax return, including its allocated share of the taxable income from Contracted Power. The Company’s consolidated income tax return does not include IMTT and District Energy, which file separate income tax returns.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Income per Share

Following is a reconciliation of the basic and diluted number of shares used in computing income per share:

	Year Ended December 31,
	2013	2012	2011
Weighted average number of shares outstanding: basic	51,381,003	46,635,049	45,995,207
Dilutive effect of restricted stock unit grants	15,143	20,240	25,808
Weighted average number of shares outstanding: diluted	51,396,146	46,655,289	46,021,015

The effect of potentially dilutive shares for the year ended December 31, 2013 is calculated assuming that the 12,910 restricted stock unit grants provided to the independent directors on May 20, 2013, which will vest during the second quarter of 2014, the 18,208 restricted stock unit grants provided to the independent directors on May 31, 2012, which vested during the second quarter of 2013, and the 895 restricted stock unit grants on February 21, 2013, which vested during the second quarter of 2013, had been fully converted to shares on those grant dates.

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

The effect of potentially dilutive shares for the year ended December 31, 2011 is calculated assuming that the 17,925 restricted stock unit grants provided to the independent directors on June 2, 2011, which vested during the second quarter of 2012, the 5,209 restricted stock unit grants on August 12, 2011, which vested during the second quarter of 2012, and the 31,989 restricted stock unit grants provided to the independent directors on June 3, 2010, which vested during the second quarter of 2011, had been fully converted to shares on those grant dates.

See Note 12, “Members’ Equity”, for further discussions on restricted stock unit grants.

4. Acquisitions and Dispositions

Contracted Power and Energy Acquisitions

The Company invested in two utility-scale solar photovoltaic contracted power generation facilities in the fourth quarter of 2012, one in Tucson, Arizona (the “Tucson Project”) and one in Presidio, Texas (the “Presidio Project”). These projects are fully operational and have a combined capacity of 30 megawatts (“MWac”) of electricity.

During 2013, the Company invested in three additional utility-scale solar photovoltaic contracted power generation facilities, one at Davis Monthan Air Force Base (the “DMAFB Project”) located in Tucson, Arizona, one in Valley Center, California (the “Valley Center Project”) and one near Ramona, California (“the Ramona Project”). These three projects commenced operations during December of 2013 and have a combined generating capacity of 27 megawatts.

The acquisition price can vary from one project to another. This can depend on, but not be limited to, factors such as the size of project, PPA contract terms, eligibility for tax incentives, debt package, operating cost structure, development stage, etc. A completed project, such as the Company’s investment in Tucson Project, takes out all of the construction risk, testing, costs associated with construction contracts, etc. In addition, the Tucson Project is the Company’s largest solar facility that has the expected capacity to produce 20 megawatts.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Acquisitions and Dispositions  – (continued)

The projects that comprise Contracted Power are held in LLCs with a co-investor. Each project’s taxable income for the first five years is expected to be a loss due to accelerated depreciation, with 99% of the taxable loss, subject to certain adjustments that are not expected to be significant, allocated to the co-investor. Accordingly, these projects should have a nominal effect on MIC’s consolidated current taxable income for at least the first five years of each project. The projects do not pay federal or state income taxes on a standalone basis, as the projects are treated as a partnership for tax purposes, with each member paying federal and state income taxes on their allocated taxable income.

MIC has certain rights to make decisions over the management and operations of the projects and the Company has determined that it is appropriate to consolidate the project with the co-investor’s interest reflected as a “noncontrolling interest” in the consolidated financial statements.

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

In connection with the acquisition, the Company assumed $24.3 million in construction financing. This facility in Presidio commenced operations during June of 2013. Prior to operations, the fixed assets of this investment were classified as construction in progress on the consolidated balance sheet. The construction loan was converted to term debt during July of 2013.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Acquisitions and Dispositions  – (continued)

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

Acquisition of — Davis Monthan Air Force Base, Arizona

On July 19, 2013, the Company completed the acquisition of the DMAFB Project near Tucson, Arizona for a purchase price of $7.9 million, funded by a capital investment by the Company. The Company entered into an LLC agreement with a noncontrolling interest co-investor who made a capital contribution of $6.5 million and $16.5 million during November and December of 2013, respectively. This facility is expected to generate approximately 13 megawatts of electricity.

In connection with the acquisition, the Company assumed $22.4 million in construction financing. The DMAFB Project commenced operations during December of 2013. The construction loan was converted to term debt during February of 2014.

The acquisition has been accounted for as a business combination. Accordingly, the results of operations of the DMAFB Project are included in the consolidated statement of operations starting with the quarter ended September 30, 2013. The allocation of the fair value of the assets acquired and liabilities assumed at the date of acquisition was as follows ($ in thousands):

Restricted cash – current	$2,708
Total current assets	2,708
Property and equipment	27,593
Total assets acquired	$30,301
Current liabilities	$32
Current portion of long-term debt	321
Total current liabilities	353
Long-term debt	22,040
Total liabilities assumed	$22,393
Net assets acquired	$7,908

Acquisition of — Valley Center, California

On September 20, 2013, the Company completed the acquisition of the Valley Center Project in Valley Center, California for a purchase price of $6.8 million, funded by a capital investment by the Company. The Company entered into an LLC agreement with a noncontrolling interest co-investor who made a capital

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Acquisitions and Dispositions  – (continued)

contribution of $4.2 million and $10.3 million during November and December of 2013, respectively. This facility is expected to generate approximately 7 megawatts of electricity.

In connection with the acquisition, the Company entered into a construction loan agreement and drew down $10.2 million. The Valley Center Project commenced operations during December of 2013. The construction loan is expected to convert to term debt in the first quarter of 2014.

The acquisition has been accounted for as a business combination. Accordingly, the results of operations of the Valley Center Project are included in the consolidated statement of operations starting with the quarter ended September 30, 2013. The allocation of the fair value of the assets acquired and liabilities assumed at the date of acquisition was as follows ($ in thousands):

Restricted cash – current	$7,614
Other current assets	7
Total current assets	7,621
Property and equipment	8,846
Deferred financing costs	502
Total assets acquired	$16,969
Current liabilities	$10,211
Total liabilities assumed	$10,211
Net assets acquired	$6,758

Acquisition of — Ramona, California

On October 8, 2013, the Company completed the acquisition of the Ramona Project located near Ramona, California for a purchase price of $6.1 million, funded by a capital investment by the Company. The Company entered into an LLC agreement with a noncontrolling interest co-investor who made a capital contribution of $4.4 million and $9.4 million during November and December of 2013, respectively. This facility is expected to generate approximately 7 megawatts of electricity.

In connection with the acquisition, the Company entered into a construction loan agreement and drew down $10.4 million. The Ramona Project commenced operations during December of 2013. The construction loan is expected to convert to term debt in the first quarter of 2014.

The acquisition has been accounted for as a business combination. Accordingly, the results of operations of the Ramona Project are included in the consolidated statement of operations starting with the quarter ended December 31, 2013. The allocation of the fair value of the assets acquired and liabilities assumed at the date of acquisition was as follows ($ in thousands):

Restricted cash – current	$7,095
Other current assets	7
Total current assets	7,102
Property and equipment	8,836
Deferred financing costs	487
Total assets acquired	$16,425
Current liabilities	$10,357
Total liabilities assumed	$10,357
Net assets acquired	$6,068

Had the Tucson Project and the Presidio Project acquisitions occurred as of January 1, 2012, and the DMAFB Project, Valley Center Project and Ramona Project acquisitions occurred as of January 1, 2013, the

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Acquisitions and Dispositions  – (continued)

Company’s consolidated results of operations would not have been materially different. For the years ended December 31, 2013 and 2012, the Company recorded transaction related costs of $2.2 million and $1.1 million, respectively, in selling, general, and administrative expense for these investments.

Atlantic Aviation Acquisition

Kansas City FBO

On December 6, 2013, Atlantic Aviation completed the acquisition of the assets and liabilities of the FBO at Charles B. Wheeler Downtown Airport in Kansas City, Missouri for $8.2 million (together referred to as “MKC”). The acquisition will expand the business’ network in the Midwest and was funded from additional debt raised by the business during the fourth quarter of 2013.

The acquisition has been accounted for as a business combination. Accordingly, the results of operations of MKC are included in the consolidated statement of operations, and as a component of the Company’s Atlantic Aviation business segment, since December 6, 2013. The allocation of the purchase price for MKC’s assets and liabilities acquired was as follows ($ in thousands):

Accounts receivable	$281
Inventories	51
Other current assets	19
Total current assets	351
Property, equipment, land and leasehold improvements	13,773
Intangible assets:
Contractual arrangements(1)	390
Customer relationships(2)	810
Non-compete agreements(3)	90
Goodwill	555
Other noncurrent assets	2
Total assets acquired	$15,971
Current liabilities	$820
Noncurrent liabilities(4)	6,933
Total liabilities assumed	$7,753
Net assets acquired	$8,218

(1)	Contractual arrangements are being amortized over a weighted average life of thirty years.
(2)	Customer relationships are being amortized over a nine year period.
(3)	Non-compete agreements are being amortized over a ten year period.
(4)	Other noncurrent liabilities primarily includes the present value of future installment payments due by December of 2018.

The fair value was determined using various valuation techniques, including the market approach, income approach and/or cost approach. Had the acquisition occurred as of January 1, 2013, the consolidated results of operations would not have been materially different. For the year ended December 31, 2013, Atlantic Aviation recorded transaction related costs of $331,000 in selling, general and administrative expense.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Acquisitions and Dispositions  – (continued)

Disposal of Assets at Atlantic Aviation

A strategic review commenced in 2010, and as a result, Atlantic Aviation concluded that several of its sites did not have sufficient scale or serve a market with sufficiently strong growth prospects to warrant continued operations at these sites. Therefore, Atlantic Aviation has undertaken to exit certain markets and redeploy resources that may be made available in the process into markets which it views as having better growth profiles. During the years ended December 31, 2012 and 2011, Atlantic Aviation recorded a $1.4 million gain and a $1.5 million loss, respectively, on disposal of assets in the consolidated statement of operations.

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

During the quarter ended June 30, 2011, Atlantic Aviation concluded the sale of FBOs at Hayward Executive Airport in California and Burlington International Airport in Vermont. As a result, during 2011, the business recorded losses on disposal of its assets totaling $864,000.

In January of 2011, Atlantic Aviation concluded the sale of FBOs at Fresno Yosemite International Airport and Cleveland Cuyahoga County Airport. As a result, during 2011, the business recorded losses on disposal of its assets totaling $249,000.

5. Direct Financing Lease Transactions

The Company has entered into energy service agreements containing provisions to lease equipment to customers. Under these agreements, title to the leased equipment will transfer to the customer at the end of the lease terms, which range from 5 to 20 years. The lease agreements are accounted for as direct financing leases. The components of the Company’s consolidated net investments in direct financing leases at December 31, 2013 and 2012 are as follows ($ in thousands):

	December 31, 2013	December 31, 2012
Minimum lease payments receivable	$33,127	$49,379
Less: unearned financing lease income	(8,457)	(16,754)
Net investment in direct financing leases	$24,670	$32,625
Equipment lease:
Current portion	$8,515	$4,448
Long-term portion	16,155	28,177
	$24,670	$32,625

At December 31, 2013 and 2012, the Company did not have a reserve for the allowance for credit losses for its direct financing lease receivables.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Direct Financing Lease Transactions  – (continued)

Unearned financing lease income is recognized over the terms of the leases. Future minimum lease payments to be received by the Company are approximately $33.1 million as follows ($ in thousands):

2014	$11,219
2015	6,914
2016	4,617
2017	3,272
2018	3,202
Thereafter	3,903
Total	$33,127

6. Property, Equipment, Land and Leasehold Improvements

Property, equipment, land and leasehold improvements at December 31, 2013 and 2012 consist of the following ($ in thousands):

	December 31, 2013	December 31, 2012
Land	$4,854	$4,618
Easements	5,624	5,624
Buildings	25,143	24,993
Leasehold and land improvements	357,903	337,632
Machinery and equipment	674,839	503,499
Furniture and fixtures	11,416	10,215
Construction in progress	35,637	41,370
Property held for future use	1,975	1,768
	1,117,391	929,719
Less: accumulated depreciation	(263,222)	(221,688)
Property, equipment, land and leasehold improvements, net	$854,169	$708,031

As discussed in Note 4, “Acquisitions and Dispositions”, the Company acquired $45.3 million in construction in progress, which subsequently was reclassed to machinery and equipment, from the acquisitions of three solar facilities in 2013 and $13.8 million in property, equipment, land and leasehold improvements from the Kansas City FBOs acquisition during the fourth quarter of 2013. During the fourth quarter of 2012, the Company acquired $141.4 million in machinery and equipment and construction in progress from the acquisitions of two solar facilities.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Intangible Assets

Intangible assets at December 31, 2013 and 2012 consist of the following ($ in thousands):

	December 31, 2013	December 31, 2012
Contractual arrangements	$746,231	$745,841
Non-compete agreements	9,665	9,575
Customer relationships	80,255	79,445
Leasehold rights	2,121	3,330
Trade names	15,671	15,671
Technology	460	460
	854,403	854,322
Less: accumulated amortization	(261,553)	(227,420)
Intangible assets, net	$592,850	$626,902

As discussed in Note 4, “Acquisitions and Dispositions”, Atlantic Aviation acquired $1.3 million in intangible assets during the MKC FBO acquisition during the fourth quarter of 2013.

Amortization expense of intangible assets for the years ended December 31, 2013, 2012 and 2011 totaled $34.7 million, $34.6 million and $42.1 million, respectively.

At December 31, 2013, the Company had $15.7 million in trade names, of which $7.2 million relates to Atlantic Aviation and are considered to be indefinite-lived. The remaining balance of $8.5 million relates to “The Gas Company” trade name. During 2012, Hawaii Gas rebranded its trade name from “The Gas Company” to “Hawaii Gas”. Prior to the rebranding, “The Gas Company” trade name was considered to be indefinite-lived and subsequent to its rebranding, the business has assessed the life of the trade names to be amortized over 20 years. The estimated future amortization expense for amortizable intangible assets to be recognized is as follows ($ in thousands):

2014	$35,078
2015	34,078
2016	30,955
2017	27,572
2018	26,625
Thereafter	431,471
Total	$585,779

The goodwill balance as of December 31, 2013 is comprised of the following ($ in thousands):

Goodwill acquired in business combinations, net of disposals	$637,694
Less: accumulated impairment charges	(123,200)
Balance at December 31, 2013	$514,494

The Company tests for goodwill impairment at the reporting unit level on an annual basis on October 1st of each year and between annual tests if a triggering event indicates impairment.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Accrued Expenses

Accrued expenses at December 31, 2013 and 2012 consist of the following ($ in thousands):

	December 31, 2013	December 31, 2012
Payroll and related liabilities	$10,191	$9,266
Sales tax	7,855	8,530
Purchase of property and equipment	11,841	6,816
Interest	2,073	2,174
Insurance	1,605	1,744
Real estate	1,468	836
Other	7,680	6,133
	$42,713	$35,499

9. Long-Term Debt

The Company capitalizes its operating businesses separately using non-recourse, project finance style debt. All of the term debt facilities described below contain customary financial covenants, including maintaining or exceeding certain financial ratios, and limitations on capital expenditures and additional debt. The facilities include events of default, representations and warranties and other covenants that are customary for facilities of this type, including change of control, which will occur if the Macquarie Group, or any fund or entity managed by the Macquarie Group, fails to control a majority of the Borrower.

For a description of related party transactions associated with the Company’s long-term debt, see Note 14, “Related Party Transactions”.

At December 31, 2013 and 2012, the Company’s consolidated long-term debt comprised the following ($ in thousands):

	December 31, 2013	December 31, 2012
Hawaii Gas	$180,000	$180,000
Atlantic Aviation	517,773	731,549
Contracted Power and Energy	296,337	247,615
Total	994,110	1,159,164
Less: current portion	(163,083)	(106,580)
Long-term portion	$831,027	$1,052,584

At December 31, 2013, future maturities of long-term debt are as follows ($ in thousands):

2014	$163,083
2015	10,114
2016	10,393
2017	90,697
2018	10,999
Thereafter	708,824
Total	$994,110

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Long-Term Debt  – (continued)

Hawaii Gas

On August 8, 2012, the Company completed the refinancing of Hawaii Gas’s long-term debt facilities. Hawaii Gas used the proceeds to refinance all of its debt and to put in place financing that will partially fund future growth initiatives. Hawaii Gas issued $100.0 million of 10-year, non-amortizing senior secured notes. Hawaii Gas also entered into an $80.0 million, 5-year, non-amortizing senior secured term loan agreement. The proceeds of the senior secured notes and the term loan were used to repay the entire $180.0 million of debt comprised of two existing 5-year term loans of $80.0 million each, with interest rates of LIBOR plus 0.70% and LIBOR plus 0.50%, respectively, and a $20.0 million revolving credit facility, with an interest rate of LIBOR plus 0.50%. These debt facilities would have matured in June of 2013.

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

The obligations under the credit agreements are secured by security interests in the assets of Hawaii Gas as well as the equity interests of Hawaii Gas and HGC Holdings LLC. Material terms of the term and revolving credit facilities are presented below:

Facility Terms	Holding Company Debt	Operating Company Debt
Borrowers	HGC	The Gas Company, LLC
Facilities	$80.0 million Term Loan (fully drawn at December 31, 2013)	$100.0 million Senior Secured Notes (fully drawn at December 31, 2013)	$60.0 million Revolver Credit Facility (undrawn at December 31, 2013)
Collateral	First lien on all assets of HGC and its subsidiaries	First lien on all assets of TGC and its subsidiaries	First lien on all assets of TGC and its subsidiaries
Maturity	August 2017	August 2022	August 2017
Amortization	—	Payable at maturity	—
Interest Rate: Years 1 – 5	LIBOR plus 2.25% or Base Rate: 1.25% above the greater of the prime rate or the federal funds rate plus 0.5%	4.22% payable semi-annually	LIBOR plus 1.50% or Base Rate: 0.5% above the greater of the prime rate or the federal funds rate plus 0.5%
Interest Rate: Years 6 – 7	—	4.22% payable semi-annually	—
Commitment Fees: Years 1 – 5	—	—	0.225% on the undrawn portion

The interest rate of the $80.0 million term loan floats at LIBOR + 2.25% and has effectively been fixed at 2.89% using an interest rate swap through August 8, 2016, maturity of the swap.

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

This ratio was 59.2% and 62.1% at December 31, 2013 and 2012, respectively, and $20.0 million in cash resources was readily available at December 31, 2013 and 2012.

Atlantic Aviation

On May 31, 2013, Atlantic Aviation FBO Inc. (“AA FBO”) and Atlantic Aviation FBO Holdings LLC (“Holdings”), the direct parent of AA FBO, entered into a credit agreement (the “AA Credit Agreement”), that provides the business with a seven-year, $465.0 million senior secured first lien term loan facility. The interest rate on this term loan facility floats at LIBOR plus 2.50%, with minimum LIBOR of 0.75%. The floating rate has effectively been fixed for 6 years at 4.698% using an interest rate swap. The AA Credit Agreement also provides for a five-year, $70.0 million senior secured first lien revolving credit facility that bears interest at LIBOR plus 2.50%. Proceeds of the term loan facility, together with proceeds from the equity offering discussed in Note 12, “Members’ Equity”, and cash on hand were used to repay all of the amounts outstanding under Atlantic Aviation’s existing credit agreement dated September 27, 2007. The existing credit facilities comprised of a term loan and a capital expenditure facility that would have matured in October of 2014. These facilities had an interest rate of LIBOR plus 1.725%.

On November 7, 2013, AA FBO and Holdings entered into an incremental $50.0 million term loan under the AA Credit Agreement that provides the business with a seven-year senior secured first lien term loan facility. The interest rate on this term loan facility floats at LIBOR plus 2.50%, with minimum LIBOR of 0.75%. The floating rate has effectively been fixed for 6 years at 4.444% using an interest rate swap.

Material terms of the facilities are as follows:

	Term Financing	Revolving Credit Facility
Borrower	AA FBO	AA FBO
Facilities	$515.0 million senior secured first lien term loan ($512.6 million drawn at December 31, 2013)	$70.0 million senior secured first lien revolving credit facility (undrawn at December 31, 2013)
Amortization	1.0% of the original principal amount per annum paid in equal quarterly installments with the balance payable at maturity
Interest Type	Floating	Floating
Interest rate and fees	• LIBOR plus 2.50% or Alternate Base Rate (“ABR”) plus 1.50%. ABR is the highest of (i) the prime rate, (ii) the federal funds rate plus 0.5% and (iii) one-month LIBOR plus 1.0%.	• LIBOR plus 2.50% or ABR plus 1.50% Commitment fee: 0.50% on the undrawn portion.
• Subject to a minimum LIBOR of 0.75% and a minimum ABR of 1.75%.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Long-Term Debt  – (continued)

	Term Financing	Revolving Credit Facility
Maturity	June 1, 2020	May 31, 2018
Mandatory prepayment	• With 0% excess cash flow, with a step up to 50% if Total Leverage Ratio (ratio of funded debt net of unrestricted cash and cash equivalents to combined EBITDA) equals or exceeds 4.25 to 1.00.
• With net proceeds from the sale of assets in excess of $5.0 million that are not reinvested.
• With net proceeds of debt issuances by Holdings, AA FBO and its restricted subsidiaries (other than certain permitted debt).
Collateral	First priority security interest in (x) the equity securities of AA FBO and certain of its subsidiaries and (y) the personal and material real property of Holdings, AA FBO and certain of its subsidiaries (in each case subject to certain exceptions).	First priority security interest in (x) the equity securities of AA FBO and certain of its subsidiaries and (y) the personal and material real property of Holdings, AA FBO and certain of its subsidiaries (in each case subject to certain exceptions).

At December 31, 2013, the Company classified $5.2 million relating to the term loan as current portion of long-term debt in the consolidated balance sheet.

Atlantic Aviation also has stand-alone debt facilities used to fund construction at its FBOs. At December 31, 2013, the balances on the stand-alone facilities were $5.2 million. The Company has classified $545,000 relating to the stand-alone debt facilities in the current portion of long-term debt in the consolidated balance sheet at December 31, 2013.

On January 22, 2014, Atlantic Aviation entered into an incremental $100.0 million term loan facility on the same terms as the AA Credit Agreement. This incremental indebtedness will primarily be used to partially fund the acquisition of five FBOs from Galaxy Aviation (“Galaxy Acquisition”). These proceeds are currently undrawn and Atlantic Aviation is paying a 0.50% per annum ticking fee until the date of funding which is expected to coincide with the closing of the acquisition anticipated to be at the end of the first quarter of 2014. The business expects to fix the floating rate on this facility using an interest rate swap.

Contracted Power and Energy

Contracted Power

As discussed in Note 4, “Acquisitions and Dispositions”, the Company acquired two solar businesses during the fourth quarter of 2012. In connection with these acquisitions, the Company assumed $83.2 million in term loan and construction loan debt. The portion that related to the project at Tucson, Arizona, upon substantial completion in December of 2012, was converted to a term loan. At December 31, 2013, $57.1 million was outstanding, of which $2.2 million was recorded at as current portion of long-term debt. The portion that related to the project at Presidio, Texas, was a construction loan that was converted to a term loan in July of 2013. At December 31, 2013, $24.2 million was outstanding on the term loan debt, of which $477,000 was recorded as current portion of long-term debt.

During 2013, the Company acquired three solar businesses. The Company assumed $22.4 million in construction loan debt from the DMAFB Project acquisition. The construction loan was converted to term

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Long-Term Debt  – (continued)

debt during February of 2014. At December 31, 2013, $24.0 million was outstanding on the construction loan debt, of which $748,000 was recorded as current portion of long-term debt.

In connection with the Valley Center Project acquisition, the Company borrowed $10.2 million of construction loan debt. At December 31, 2013, $19.3 million was outstanding on the construction loan debt, of which $444,000 was recorded as current portion of long-term debt. The construction loan is expected to convert to term debt in the first quarter of 2014.

In connection with the Ramona Project acquisition, the Company borrowed $10.4 million of construction loan debt. At December 31, 2013, $18.6 million was outstanding on the construction loan debt, of which $423,000 was recorded as current portion of long-term debt. The construction loan is expected to convert to term debt in the first quarter of 2014.

Material terms of the term and construction loans are presented below:

Facility Terms	Term Loans	Construction Loans
Borrower	• Picture Rocks Solar, LLC (Tucson Project); and	• Sune DM, LLC (DMAFB Project);
	• Bryan Solar, LLC (Presidio Project)	• Sol Orchard San Diego 20 LLC and Sol Orchard San Diego 21 LLC (Ramona Project); and
• Sol Orchard San Diego 22 LLC and Sol Orchard San Diego 23 LLC (Valley Center Project)
Facilities	$81.3 million and $58.9 million outstanding balance at December 31, 2013 and 2012, respectively	$61.9 million and $24.3 million outstanding balance at December 31, 2013 and 2012, respectively
Amortization	Fully amortizing over 20 to 23 years maturity	Fully amortizing over 20 to 23 years maturity
Interest Type	Fixed rate	Floating rate
Interest rate	4.00% to 4.50%	LIBOR plus 2.20% to 2.25%
Maturity	September 2032 to June 2036	January 2034 to January 2037
Mandatory prepayment	• With net proceeds that equal or exceed from $250,000 to $500,000 from the sale of assets not used for replacement of assets;	• With net proceeds that equal or exceed $250,000 from the sale of assets not used for replacement of assets;
	• With insurance proceeds that exceed from $500,000 to $1.0 million not used to repair, restore or replace assets;	• With insurance proceeds that exceed from $250,000 to $500,000 not used to repair, restore or replace assets;
	• With condemnation proceeds that exceed from $500,000 to $1.0 million not used to repair, restore or replace assets; and	• With condemnation proceeds that exceed from $250,000 to $500,000 not used to repair, restore or replace assets;
	• With net proceeds from equity and certain debt issuances.	• With net proceeds from equity and certain debt issuances; and
• With any proceeds from the early termination of the Power Purchase Agreement

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Long-Term Debt  – (continued)

Facility Terms	Term Loans	Construction Loans
Collateral	First lien on the following:	First lien on the following:
	• Project revenues;	• Project revenues;
	• Equity of the Borrower;	• Equity of the Borrower;
	• All property and assets of the Borrower; and	• All property and assets of the Borrower; and
	• Insurance policies and claims or proceeds.	• Insurance policies and claims or proceeds.

District Energy

At December 31, 2013, District Energy has in place a term loan facility, a capital expenditure loan facility and a revolving loan facility. Proceeds of $150.0 million, drawn under the term loan facility in 2007, were used to repay the previously existing debt outstanding, to pay a $14.7 million make-whole payment, and to pay accrued interest, fees and transaction costs.

Material terms of the facility are presented below:

Facility Terms
Borrower	Macquarie District Energy LLC, or MDE
Facilities	• $150.0 million term loan facility (fully drawn at December 31, 2013 and 2012)
• $3.1 million and $14.4 million capital expenditure loan facility outstanding at December 31, 2013 and 2012, respectively
• $8.4 million revolving loan facility and letter of credit ($5.0 million and $7.0 million utilized at December 31, 2013 and December 31, 2012, respectively)
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

At December 31, 2013, the Company classified $153.1 million relating to District Energy’s debt in the current portion of long-term debt in the consolidated balance sheet, as its debt facilities mature in September of 2014. During the year ended December 31, 2013 and in January of 2014, District Energy paid $11.3 million and $4.2 million, respectively, to its lenders. The business has engaged Macquarie Capital to assist in identifying and analyzing various alternatives for paying its obligations prior to maturity and obtaining other credit facilities. District Energy believes it will be able to refinance its credit facilities prior to the current maturity.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Derivative Instruments and Hedging Activities  – (continued)

At December 31, 2013, the Company had $994.1 million of current and long-term debt, $742.5 million of which was economically hedged with interest rate contracts and $251.6 million of which was unhedged. At December 31, 2012, the Company had $1.2 billion of current and long-term debt, $905.8 million of which was economically hedged with interest rate contracts and $253.3 million of which was unhedged.

Effective February 25, 2009 for Atlantic Aviation and effective April 1, 2009 for the Company’s other businesses, the Company elected to discontinue hedge accounting. In prior periods, when the Company applied hedge accounting, changes in the fair value of derivatives that effectively offset the variability of cash flows on the Company’s debt interest obligations were recorded in other comprehensive income or loss. From the dates that hedge accounting was discontinued, all movements in the fair value of the interest rate swaps are recorded directly through earnings. As interest payments are made, a portion of the other comprehensive loss recorded under hedge accounting is also reclassified into earnings. The Company will reclassify into earnings $857,000 of net derivative losses, included in accumulated other comprehensive loss as of December 31, 2013 within the next 12 months.

Excess cash flow generated at District Energy must be applied toward the principal balance of the term loan during the last two years before maturity. District Energy will record additional reclassifications from accumulated other comprehensive loss to interest expense when the business pays down its debt more quickly than anticipated.

As discussed in Note 9, “Long-Term Debt”, Atlantic Aviation entered into a seven-year, $465.0 million senior secured first lien term loan facility credit agreement on May 31, 2013 and an incremental $50.0 million term loan on November 7, 2013. The interest rate on these term loan facilities floats at LIBOR plus 2.50%, with a minimum LIBOR of 0.75%. Effective July 31, 2013 for the $465.0 million term loan, Atlantic Aviation entered into an interest rate swap for $465.0 million notional that expires on July 31, 2019. This interest rate swap effectively fixes the interest rate on term loan at 4.698% through the maturity of the interest rate swap. Effective November 29, 2013 for the $50.0 million incremental term loan, Atlantic Aviation entered into an interest rate swap for $50.0 million notional that expires on July 31, 2019. This interest rate swap effectively fixes the interest rate on the term loan at 4.444% through the maturity of the interest rate swap. In addition, at December 31, 2013, the term loans had an interest rate cap for $550.0 million notional and will effectively cap LIBOR for this facility at 2.25%.

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

As part of the refinancing, Hawaii Gas entered into an $80.0 million, 5-year, non-amortizing senior secured term loan agreement. The interest rate on the term loan floats at LIBOR + 2.25%. Effective August 8, 2012, Hawaii Gas entered into an interest rate swap for $80.0 million notional that expires on August 8, 2016. This interest rate swap effectively fixes the interest rate on the term loan at 2.89% through the maturity of the interest rate swap.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Derivative Instruments and Hedging Activities  – (continued)

The Company’s fair value measurements of its derivative instruments and the related location of the liabilities associated with the hedging instruments within the consolidated balance sheets at December 31, 2013 and December 31, 2012 were as follows ($ in thousands):

	Assets (Liabilities) at Fair Value(1)
	Interest Rate Contracts Not Designated as Hedging Instruments
Balance Sheet Location	December 31, 2013	December 31, 2012
Fair value of derivative instruments – current assets(2)	$1	$—
Fair value of derivative instruments – non-current assets(2)	—	95
Fair value of derivative instruments – non-current assets(3)	6,880	—
Total interest rate derivative contracts – assets(2)(3)	$6,881	$95
Fair value of derivative instruments – current liabilities(3)	$(13,027)	$(7,450)
Fair value of derivative instruments – non-current liabilities(3)	—	(5,360)
Total interest rate derivative contracts – liabilities(3)	$(13,027)	$(12,810)

(1)	Fair value measurements at reporting date were made using significant other observable inputs (“level 2”).
(2)	Derivative contracts represent interest rate caps.
(3)	Derivative contracts represent interest rate swaps.

The Company’s hedging activities for the years ended December 31, 2013 and 2012 and the related location within the consolidated financial statements were as follows ($ in thousands):

	Derivatives Not Designated as Hedging Instruments
	Amount of Loss Recognized in Interest Expense for the Years Ended December 31,
Financial Statement Account	2013(1)	2012(2)
Interest expense – Interest rate cap	$(94)	$(252)
Interest expense – Interest rate swaps	(7,389)	(21,379)
Total	$(7,483)	$(21,631)

(1)	Net loss recognized in interest expense for the interest rate swap contracts for the year ended December 31, 2013 includes $6.0 million of unrealized derivative losses and $1.4 million of derivative losses reclassified from accumulated other comprehensive loss. Net loss recognized in interest expense for the year ended December 31, 2013 also includes $94,000 of unrealized derivative losses from an interest rate cap contract.
(2)	Net loss recognized in interest expense for the interest rate swap contracts for the year ended December 31, 2012 includes $15.4 million of derivative losses reclassified from accumulated other comprehensive loss and $6.0 million of unrealized derivative losses. Net loss recognized in interest expense for the year ended December 31, 2012 also includes $252,000 of unrealized derivative losses from an interest rate cap contract.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Capital Leases

The Company leases certain equipment under capital leases. The following is a summary of the future minimum lease payments under capital leases, together with the present value of the minimum lease payments, as of December 31, 2013 ($ in thousands):

2014	$1,862
2015	1,030
2016	121
2017	44
2018	23
Thereafter	—
Present value of minimum payments	3,080
Less: current portion	(1,862)
Long-term portion	$1,218

The net book value of equipment under capital leases at December 31, 2013 and 2012 was $5.7 million and $5.3 million, respectively.

12. Members’ Equity

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

Equity Offerings

On December 18, 2013, the Company completed an underwritten public offering and sale of 2,125,200 LLC interests pursuant to the shelf and an additional 318,780 LLC interests pursuant to the exercise of the underwriters’ over-allotment option. The Company received proceeds from the offering of $123.2 million, net of underwriting fees and expenses. The Company expects to use the proceeds to fund, in part, the Galaxy Acquisition at the end of the first quarter of 2014.

On May 8, 2013, the Company completed an underwritten public offering and sale of 3,756,500 LLC interests pursuant to the shelf. On May 16, 2013, the Company sold an additional 133,375 LLC interests in this offering pursuant to the exercise of the underwriters’ over-allotment option. The Manager, as selling stockholder, sold 3,182,625 LLC interests as part of this offering. The proceeds from the offering were $217.8 million and $178.2 million, respectively, to the Company and to the Manager, net of underwriting fees and expenses. The Company used the proceeds of the offering to partially repay the existing term loan at Atlantic Aviation as discussed in Note 9, “Long-Term Debt”.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Members’ Equity  – (continued)

Accumulated Other Comprehensive Loss

The following represents the changes and balances to the components of accumulated other comprehensive loss for the years ended December 31, 2013, 2012 and 2011 ($ in thousands).

	Cash Flow Hedges, net of taxes(1)	Post-Retirement Benefit Plans, net of taxes(2)	Translation Adjustment, net of taxes(3)	Total Accumulated Other Comprehensive Loss, net of taxes	Noncontrolling Interests	Total Members’ Accumulated Other Comprehensive Loss, net of taxes
Balance at December 31, 2010	$(23,192)	$(5,210)	$—	$(28,402)	$2,590	$(25,812)
Reclassification of realized losses of derivatives into earnings	12,855	—	—	12,855	(1,164)	11,691
Change in post-retirement benefit plans	—	(13,701)	—	(13,701)	—	(13,701)
Translation adjustment	—	—	410	410	—	410
Balance at December 31, 2011	$(10,337)	$(18,911)	$410	$(28,838)	$1,426	$(27,412)
Reclassification of realized losses of derivatives into earnings	8,799	—	—	8,799	(737)	8,062
Change in post-retirement benefit plan	—	(1,555)	—	(1,555)	—	(1,555)
Translation adjustment	—	—	104	104	—	104
Balance at December 31, 2012	$(1,538)	$(20,466)	$514	$(21,490)	$689	$(20,801)
Reclassification of realized losses of derivatives into earnings	902	—	—	902	(431)	471
Change in post-retirement benefit plan	—	12,445	—	12,445	—	12,445
Translation adjustment	—	—	(560)	(560)	—	(560)
Balance at December 31, 2013	$(636)	$(8,021)	$(46)	$(8,703)	$258	$(8,445)

(1)	Reclassification of realized losses of derivatives is composed of (i) pre-tax derivative losses into interest expense of $1.4 million, $15.4 million and $22.1 million, respectively, and the related tax benefit of $568,000, $6.8 million and $8.8 million, respectively, in the consolidated statements of operations; and (ii) pre-tax derivative losses of $61,000 and $331,000 and a pre-tax derivative gain of $577,000, respectively, as an adjustment to investment in unconsolidated business, and an adjustment to deferred taxes of $21,000, $116,000 and $202,000, respectively, in the consolidated balance sheet for the years ended December 31, 2013, 2012 and 2011, respectively.
(2)	Change in post-retirement benefit plans is presented net of taxes of $7.3 million, $1.0 million and $7.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.
(3)	Translation adjustment is presented net of taxes of $302,000, $56,000 and $221,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Members’ Equity  – (continued)

Dividends

The Company’s Board of Directors have made or declared the following dividends during 2013, 2012 and 2011:

Declared	Period Covered	$ per LLC Interest	Record Date	Payable Date
February 18, 2014	Fourth quarter 2013	$0.9125	March 3, 2014	March 6, 2014
October 25, 2013	Third quarter 2013	$0.875	November 11, 2013	November 14, 2013
July 29, 2013	Second quarter 2013	$0.875	August 12, 2013	August 15, 2013
April 26, 2013	First quarter 2013	$0.6875	May 13, 2013	May 16, 2013
December 12, 2012	Fourth quarter 2012	$0.6875	December 24, 2012	December 28, 2012
October 29, 2012	Third quarter 2012	$0.6875	November 12, 2012	November 15, 2012
July 30, 2012	Second quarter 2012	$0.625	August 13, 2012	August 16, 2012
April 30, 2012	First quarter 2012	$0.20	May 14, 2012	May 17, 2012
February 1, 2012	Fourth quarter 2011	$0.20	March 5, 2012	March 8, 2012
October 31, 2011	Third quarter 2011	$0.20	November 14, 2011	November 17, 2011
August 1, 2011	Second quarter 2011	$0.20	August 15, 2011	August 18, 2011
May 2, 2011	First quarter 2011	$0.20	May 11, 2011	May 18, 2011

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Members’ Equity  – (continued)

The Company has issued the following stock to the Board of Directors under this plan:

Date of Grant	Stock Units Granted		Price of Stock Units Granted	Date of Vesting
December 21, 2004	7,644	(1)	$25.00	May 24, 2005
May 25, 2005	15,873		$28.35	May 25, 2006
May 25, 2006	16,869		$26.68	May 23, 2007
May 24, 2007	10,314		$43.63	May 26, 2008
May 27, 2008	14,115		$31.88	June 3, 2009
June 4, 2009	128,205		$3.51	June 2, 2010
June 3, 2010	31,989		$14.07	June 1, 2011
June 2, 2011	17,925		$25.10	May 30, 2012
August 12, 2011	5,209		$23.21	May 30, 2012
May 31, 2012	18,208		$32.95	May 19, 2013
February 21, 2013	895		$44.55	May 19, 2013
May 20, 2013	12,910		$58.09	(2)

(1)	Pro rata basis relating to the period from the closing of the initial public offering through the anticipated date of the Company’s first annual meeting of stockholders.
(2)	Date of vesting will be the day immediately preceding the 2014 annual meeting of the Company’s LLC interest holders.

13. Reportable Segments

The Company’s businesses consist of three reportable segments: Hawaii Gas, Atlantic Aviation and Contracted Power and Energy. The Company also has a 50% investment in IMTT, which is accounted for under the equity method. Prior to 2013 year-end, the Company reported Contracted Power and District Energy in separate reportable segments. The Company assessed its businesses and operating segments and determined to combine these two businesses into one reportable segment covering the Company’s long-term Contracted Power and Energy segment, which the Company believes better reflects how these businesses are managed and allocated capital.

Financial information for IMTT’s business as a whole is presented below ($ in thousands):

	As of, and for the Year Ended December 31,
	2013	2012	2011
Revenue	$513,902	$474,388	$447,092
Net income	$87,855	$74,278	$54,957
Interest expense, net	24,572	35,244	52,257
Provision for income taxes	61,149	51,293	34,820
Depreciation and amortization	76,091	70,016	64,470
Casualty losses, net	6,700	—	—
Other non-cash expense (income)	12,122	855	(114)
EBITDA excluding non-cash items(1)	$268,489	$231,686	$206,390
Capital expenditures paid	$149,723	$151,786	$122,268
Property, equipment, land and leasehold improvements, net	1,273,692	1,216,199	1,109,487
Total assets balance	1,378,930	1,323,866	1,263,986

(1)	EBITDA consists of earnings before interest, taxes, depreciation and amortization. Non-cash items that are excluded consist of impairments, derivative gains and losses and all other non-cash income and expense items.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Reportable Segments  – (continued)

All of the business segments, including the two businesses within Contracted Power & Energy, are managed separately and management has chosen to organize the Company around the distinct products and services offered.

IMTT provides bulk liquid terminal and handling services in North America through ten terminals located on the East, West and Gulf Coasts, the Great Lakes region of the United States and partially owned terminals in Quebec and Newfoundland, Canada. IMTT derives the majority of its revenue from storage and handling of petroleum products, various chemicals, renewable fuels, and vegetable and animal oils. Based on storage capacity, IMTT operates one of the largest third-party bulk liquid terminals businesses in the United States.

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

The Atlantic Aviation business segment derives the majority of its revenues from fuel sales and from other airport services, including de-icing, aircraft hangarage and other aviation services. All of the revenue of Atlantic Aviation is generated at airports in the U.S., of which there were 63 at December 31, 2013.

The Contracted Power and Energy business segment derives revenue from Contracted Power and District Energy. Revenues from Contracted Power are included in revenue from product sales. As of December 31, 2013, the Company invested in five utility-scale photovoltaic power generation facilities that are located in the southwest United States that are expected to have an aggregate generating capacity of 57 megawatts of wholesale electricity to utilities. Owners of solar photovoltaic power generation facilities sell substantially all of the electricity generated from these facilities at a fixed price to electric utilities pursuant to a long-term (typically 20 – 25 years) power purchase agreements.

Revenues from District Energy are included in service revenue and financing and equipment lease income. Included in service revenue is capacity revenue, which relates to monthly fixed contract charges, and consumption revenue, which relates to contractual rates applied to actual usage. Financing and equipment lease income relates to direct financing lease transactions and equipment leases to the business’ various customers. Finance lease revenue, recorded on the consolidated statement of operations, is the interest portion of lease payments received from equipment leases with various customers primarily in Las Vegas. The principal portion of the cash receipts on these equipment leases are recorded in the operating activities of the consolidated cash flow statements. District Energy provides its services to buildings primarily in the downtown Chicago, Illinois area and to a casino and a shopping mall located in Las Vegas, Nevada.

Selected information by segment is presented in the following tables. Within the Contracted Power & Energy segment, the tables below for Contracted Power includes full year results for 2013, fourth quarter results for 2012 and does not include the results for 2011 as Contracted Power did not exist during such periods. The tables do not include financial data for the Company’s equity investment in IMTT.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Reportable Segments  – (continued)

Revenue from external customers for the Company’s consolidated reportable segments was as follows ($ in thousands):

	Year Ended December 31, 2013
	Hawaii Gas	Atlantic Aviation	Contracted Power and Energy	Total Reportable Segments
Revenue from Product Sales
Product sales	$120,239	$556,387	$9,371	$685,997
Product sales – utility	137,486	—	—	137,486
	257,725	556,387	9,371	823,483
Other Revenue
Service Revenue	—	169,093	44,880	213,973
	—	169,093	44,880	213,973
Financing and Lease Income
Financing and equipment lease	—	—	3,563	3,563
	—	—	3,563	3,563
Total Revenue	$257,725	$725,480	$57,814	$1,041,019

	Year Ended December 31, 2012
	Hawaii Gas	Atlantic Aviation	Contracted Power and Energy	Total Reportable Segments
Revenue from Product Sales
Product sales	$116,099	$560,710	$355	$677,164
Product sales – utility	144,439	—	—	144,439
	260,538	560,710	355	821,603
Other Revenue
Service Revenue	—	159,145	48,762	207,907
	—	159,145	48,762	207,907
Financing and Lease Income
Financing and equipment lease	—	—	4,536	4,536
	—	—	4,536	4,536
Total Revenue	$260,538	$719,855	$53,653	$1,034,046

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Reportable Segments  – (continued)

	Year Ended December 31, 2011
	Hawaii Gas	Atlantic Aviation	Contracted Power and Energy	Total Reportable Segments
Revenue from Product Sales
Product sales	$112,020	$527,501	$—	$639,521
Product sales – utility	140,746	—	—	140,746
	252,766	527,501	—	780,267
Other Revenue
Service Revenue	—	156,084	47,448	203,532
	—	156,084	47,448	203,532
Financing and Lease Income
Financing and equipment lease	—	—	4,992	4,992
	—	—	4,992	4,992
Total Revenue	$252,766	$683,585	$52,440	$988,791

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

	Year Ended December 31, 2013
	Hawaii Gas	Atlantic Aviation	Contracted Power and Energy	Total Reportable Segments
Net income	$22,316	$38,545	$611	$61,472
Interest expense, net	6,834	22,151	7,930	36,915
Provision for income taxes	14,995	25,218	827	41,040
Depreciation	7,519	24,301	14,056	45,876
Amortization of intangibles	1,248	32,077	1,326	34,651
Loss on extinguishment of debt	—	2,434	—	2,434
Loss on disposal of assets	—	106	—	106
Loss from customer contract termination	—	—	5,906	5,906
Other non-cash expense (income)	2,116	5	(6,569)	(4,448)
EBITDA excluding non-cash items	$55,028	$144,837	$24,087	$223,952

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Reportable Segments  – (continued)

	Year Ended December 31, 2012
	Hawaii Gas	Atlantic Aviation	Contracted Power and Energy	Total Reportable Segments
Net income	$20,620	$27,738	$1,078	$49,436
Interest expense, net	10,860	27,963	7,790	46,613
Provision for income taxes	13,904	21,340	930	36,174
Depreciation	6,982	24,451	6,881	38,314
Amortization of intangibles	999	32,230	1,372	34,601
Gain on disposal of assets	—	(1,979)	—	(1,979)
Other non-cash expense (income)	2,940	(988)	(1,514)	438
EBITDA excluding non-cash items	$56,305	$130,755	$16,537	$203,597

	Year Ended December 31, 2011
	Hawaii Gas	Atlantic Aviation(1)	Contracted Power and Energy	Total Reportable Segments
Net income	$18,172	$9,642	$304	$28,118
Interest expense, net	9,138	36,905	13,208	59,251
Provision for income taxes	12,225	11,952	212	24,389
Depreciation	6,395	27,420	6,639	40,454
Amortization of intangibles	823	39,916	1,368	42,107
Loss on disposal of assets	—	617	—	617
Other non-cash expense	2,279	228	964	3,471
EBITDA excluding non-cash items	$49,032	$126,680	$22,695	$198,407

(1)	Includes non-cash impairment charges of $8.7 million recorded during the quarter ended June 30, 2011, consisting of $7.3 million related to intangible assets (in amortization of intangibles) and $1.4 million related to property, equipment, land and leasehold improvements (in depreciation). In addition, during the quarter ended September 30, 2011, Atlantic Aviation consolidated two FBOs it operated at one airport. Atlantic Aviation has vacated a portion of its leased premises and recorded non-cash write-offs of $2.9 million primarily associated with leasehold improvements in depreciation expense in the consolidated statement of operations.

Reconciliation of total reportable segments’ EBITDA excluding non-cash items to consolidated net income before income taxes are as follows ($ in thousands):

	Year Ended December 31,
	2013	2012	2011
Total reportable segments EBITDA excluding non-cash items	$223,952	$203,597	$198,407
Interest income	204	222	112
Interest expense	(37,044)	(46,623)	(59,361)
Depreciation(1)	(45,876)	(38,314)	(40,454)
Amortization of intangibles(2)	(34,651)	(34,601)	(42,107)
Loss on extinguishment of debt	(2,434)	—	—
(Loss) gain on disposal of assets	(106)	1,979	(617)
Loss from customer contract termination	(5,906)	—	—
Selling, general and administrative - corporate	(6,149)	(10,867)	(8,939)
Fees to manager	(85,367)	(89,227)	(15,475)

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Reportable Segments  – (continued)

	Year Ended December 31,
	2013	2012	2011
Equity in earnings and amortization charges of investee	39,115	32,327	22,763
Other income (expense), net	385	(1,957)	(2,723)
Total consolidated net income before income taxes	$46,123	$16,536	$51,606

(1)	Depreciation includes depreciation expense for Contracted Power and Energy — District Energy, which is reported in cost of services in the consolidated statement of operations. Depreciation also includes non-cash impairment charges of $1.4 million recorded by Atlantic Aviation for the quarter ended June 30, 2011. In addition, during the quarter ended September 30, 2011, Atlantic Aviation consolidated two FBOs it operated at one airport. Atlantic Aviation has vacated a portion of its leased premises and recorded non-cash write-offs of $2.9 million primarily associated with leasehold improvements in depreciation expense in the consolidated statement of operations.
(2)	Amortization expense includes non-cash impairment charges of $7.3 million for contractual arrangements recorded by Atlantic Aviation during the quarter ended June 30, 2011.

Capital expenditures for the Company’s reportable segments were as follows ($ in thousands):

	Year Ended December 31,
	2013	2012	2011
Hawaii Gas	$21,472	$18,277	$16,290
Atlantic Aviation	31,049	19,533	15,345
Contracted Power and Energy	58,687	1,478	2,129
Total	$111,208	$39,288	$33,764

Property, equipment, land and leasehold improvements, goodwill and total assets for the Company’s reportable segments as of December 31st were as follows ($ in thousands):

	Property, Equipment, Land and Leasehold Improvements		Goodwill		Total Assets
	2013	2012	2013	2012	2013	2012
Hawaii Gas	$183,884	$171,142	$120,193	$120,193	$395,507	$387,031
Atlantic Aviation	282,390	257,538	376,355	375,800	1,369,504	1,311,356
Contracted Power and Energy	387,895	279,351	17,946	18,647	505,275	365,198
Total	$854,169	$708,031	$514,494	$514,640	$2,270,286	$2,063,585

Reconciliation of reportable segments’ total assets to consolidated total assets ($ in thousands):

	As of December 31,
	2013	2012
Total assets of reportable segments	$2,270,286	$2,063,585
Investment in IMTT	83,703	75,205
Corporate and other	146,876	84,904
Total consolidated assets	$2,500,865	$2,223,694

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Related Party Transactions

Management Services Agreement with Macquarie Infrastructure Management (USA) Inc. (the Manager)

At December 31, 2013 and December 31, 2012, the Manager held 3,120,187 LLC interests and 5,480,929 LLC interests, respectively, of the Company. Pursuant to the terms of the management services agreement, or Management Agreement, the Manager may sell these LLC interest at any time. As discussed in Note 12, “Members’ Equity”, as part of the Company’s equity offering completed in May of 2013, the Manager sold 3,182,625 of its LLC interests and received proceeds of $178.2 million, net of underwriting fees and expenses. Under the Management Agreement, the Manager, at its option, may reinvest performance fees and base management fees in LLC interests of the Company.

Since 2011, the Company paid the Manager cash dividends on LLC interests held for the following periods:

Declared	Period Covered	$ per LLC Interest	Record Date	Payable Date	Amount Paid to Manager (in thousands)
February 18, 2014	Fourth quarter 2013	$0.9125	March 3, 2014	March 6, 2014	$(1)
October 25, 2013	Third quarter 2013	$0.875	November 11, 2013	November 14, 2013	$2,442
July 29, 2013	Second quarter 2013	$0.875	August 12, 2013	August 15, 2013	$2,744
April 26, 2013	First quarter 2013	$0.6875	May 13, 2013	May 16, 2013	$1,872
December 12, 2012	Fourth quarter 2012	$0.6875	December 24, 2012	December 28, 2012	$3,768
October 29, 2012	Third quarter 2012	$0.6875	November 12, 2012	November 15, 2012	$3,290
July 30, 2012	Second quarter 2012	$0.625	August 13, 2012	August 16, 2012	$2,920
April 30, 2012	First quarter 2012	$0.20	May 14, 2012	May 17, 2012	$905
February 1, 2012	Fourth quarter 2011	$0.20	March 5, 2012	March 8, 2012	$878
October 31, 2011	Third quarter 2011	$0.20	November 14, 2011	November 17, 2011	$852
August 1, 2011	Second quarter 2011	$0.20	August 15, 2011	August 18, 2011	$816
May 2, 2011	First quarter 2011	$0.20	May 11, 2011	May 18, 2011	$787

(1)	The amount of dividend payable to the Manager for the fourth quarter of 2013 will be determined on March 3, 2014, the record date.

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

In accordance with the Management Agreement, the Manager is entitled to a base management fee based primarily on the Company’s market capitalization, and potentially a performance fee, based on the performance of the Company’s stock relative to a U.S. utilities index. For the years ended December 31, 2013, 2012 and 2011, the Company incurred base management fees of $32.0 million, $21.9 million and $15.5 million, respectively. For the years ended December 31, 2013 and 2012 the Company incurred performance fees of $53.4 million and $67.3 million, respectively. The Manager elected to reinvest the base management and performance fees in additional LLC interests. For the year ended December 31, 2011, the Manager did not earn a performance fee.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Related Party Transactions  – (continued)

The unpaid portion of the base management fees and performance fees, if any, at the end of each reporting period is included in due to manager-related party in the consolidated balance sheets. The following table shows the Manager’s election to reinvest its base management fees and performance fees, if any, in additional LLC interests:

Period	Base Management Fee Amount ($ in thousands)	Performance Fee Amount ($ in thousands)	LLC Interests Issued	Issue Date
2013 Activities:
Fourth quarter 2013	$8,455	$—	155,943	(1)
Third quarter 2013	8,336	6,906	278,480	December 19, 2013
Second quarter 2013	8,053	24,440	603,936	September 04, 2013
First quarter 2013	7,135	22,042	522,638	June 05, 2013
2012 Activities:
Fourth quarter 2012	$6,299	$43,820	980,384	March 20, 2013
Third quarter 2012	5,844	23,509	695,068	December 05, 2012
Second quarter 2012	4,760	—	113,847	August 30, 2012
First quarter 2012	4,995	—	147,682	May 31, 2012
2011 Activities:
Fourth quarter 2011	$4,222	$—	135,987	March 20, 2012
Third quarter 2011	3,465	—	130,344	November 30, 2011
Second quarter 2011	4,156	—	179,623	August 31, 2011
First quarter 2011	3,632	—	144,742	June 06, 2011

(1)	The Manager elected to reinvest the fourth quarter of 2013 base management fees in LLC interests. The Company issued 155,943 LLC interests in accordance with the Second Amended and Restated Management Service Agreement discussed below.

The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its base management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries and investments, income taxes, audit and legal fees, acquisitions and dispositions and its compliance with applicable laws and regulations. During the years ended December 31, 2013, 2012 and 2011, the Manager charged the Company $614,000, $480,000 and $286,000, respectively, for reimbursement of out-of-pocket expenses. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in due to manager-related party in the consolidated balance sheets.

Second Amended and Restated Management Service Agreement

On September 30, 2013, Macquarie Infrastructure Company LLC entered into a Second Amended and Restated Management Services Agreement (the “Amended Agreement”), among the Company, Macquarie Infrastructure Company Inc. and the Manager. The amendments to the agreement revised the payment mechanics related to the base management fee payable by the Company to the Manager, and aligned the share price used to calculate the base management fee with the share price at which the Manager may reinvest the base management fee in LLC interests. Effective October 1, 2013, pursuant to the Amended Agreement, base management fees are calculated and payable monthly rather than quarterly. In addition, the Manager has elected to invest its fees in LLC interests, and can only change this election during an 18-trading day window following the Company’s earnings release. Any change would apply to fees paid thereafter. Accordingly, shareholders would have notice of the Manager’s intent to receive fees in cash rather than reinvest before the

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Related Party Transactions  – (continued)

change was effective. Performance fees continue to be calculated and, if generated, paid quarterly. No substantive changes to the formulas or methodology used to calculate the amount of the base management or performance fees that may be due to the Manager were made. The Amended Agreement also made certain non-substantive changes to eliminate parties and provisions that are no longer relevant.

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

District Energy’s credit facilities mature in September of 2014. During 2013, the Company engaged MCUSA to assist in identifying and analyzing various alternatives for paying these obligations prior to maturity and obtaining other credit facilities. The Company believes it will be able to refinance these credit facilities prior to the current maturity. At December 31, 2013, no amounts had been incurred under this arrangement.

As discussed in Note 12, “Members’ Equity”, the Company completed underwritten public offerings and sales of LLC interests in December of 2013 and May of 2013. In both offerings, MCUSA served as a joint book-running manager and an underwriter and received $2.6 million and $2.4 million, respectively, from the Company for such services.

During 2013, the Company engaged MCUSA as Joint Bookrunner, Joint Lead Arranger and Syndication Agent in connection with the refinancing of the long-term debt facilities of Atlantic Aviation. Atlantic Aviation closed the refinancing on May 31, 2013. Atlantic Aviation paid $4.0 million to MCUSA for such services, of which $12,000 related to out-of-pocket expenses. On January 22, 2014, Atlantic Aviation entered into an incremental $100.0 million term loan facility on the same terms as the AA Credit Agreement. The Company engaged MCUSA as Joint Bookrunner and paid $16,000 in fees during January of 2014. See further discussion in Note 9, “Long-Term Debt”.

During the fourth quarter of 2012, MIC engaged MCUSA in connection with its ongoing initiative to bring Liquefied Natural Gas to the state of Hawaii. During the year ended December 31, 2013, the business incurred $132,000, of which $7,000 related to out-of-pocket expenses incurred in the first quarter of 2013, in fees to MCUSA for such services. The business incurred $50,000 in fees to MCUSA during the year ended December 31, 2012.

During 2012, MIC engaged MCUSA as a Joint Bookrunner and Lead Placement Agent on the refinancing of a portion of Hawaii Gas’s long-term debt facilities. As discussed in Note 9, “Long-Term Debt”, on August 8, 2012, Hawaii Gas issued $100.0 million of 10-year, non-amortizing senior secured notes in connection with this engagement. During the quarter ended September 30, 2012, MIC incurred and paid $100,000 in fees to MCUSA relating to the services provided.

Long-Term Debt

As discussed in Note 9, “Long-Term Debt”, Atlantic Aviation entered into a credit agreement on May 31, 2013. The credit agreement provides for a seven-year, $465.0 million senior secured first lien term loan facility and a five-year, $70.0 million senior secured first lien revolving credit facility. The $70.0 million revolving credit facility is provided by various financial institutions, including MBL which provides $15.7 million. At December 31, 2013, the revolving credit facility remains undrawn. For the year ended December 31, 2013, Atlantic Aviation incurred $65,000 in commitment and letters of credit fees related to MBL’s portion of the revolving credit facility.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Related Party Transactions  – (continued)

Derivative Instruments and Hedging Activities

The Company had derivative instruments in place to fix the interest rate on certain outstanding variable rate term loan facilities. Prior to the refinancing of Hawaii Gas’ debt in August of 2012, Hawaii Gas had $160.0 million of its term loans hedged, of which MBL was providing the interest rate swaps for a notional amount of $48.0 million. The remainder of the swaps were from an unrelated third party. During 2012, up to the date of refinancing, and in 2011, Hawaii Gas made payments to MBL of $1.0 million and $2.2 million, respectively, in relation to these swaps.

On August 8, 2012, Hawaii Gas completed the refinancing of its long-term debt facilities. At the same time, Hawaii Gas paid off the outstanding balance on its interest rate swap totaling $8.7 million, of which $2.6 million was paid to MBL.

Other Transactions

Macquarie, through the Macquarie Insurance Facility (MIF), has an aggregated insurance buying program. By combining the insurance premiums of Macquarie owned and managed funds, MIF has been able to deliver very competitive terms to businesses that participate in the facility. MIF earns a commission from the insurers. No payments were made to MIF by the Company during the years ended December 31, 2013, 2012 and 2011. In February of 2014, the Company renewed its Directors and Officers liability insurance utilizing several of the MIF insurers.

Atlantic Aviation, Hawaii Gas and Contracted Power and Energy purchase and renew property and casualty insurance coverage on an ongoing basis from insurance underwriters who then pay commissions to MIF. For the years ended December 31, 2013, 2012 and 2011, no payments were made directly to MIF for property and casualty insurance.

Atlantic Aviation entered into a copiers lease agreement with Macquarie Equipment Finance, or MEF, an indirect subsidiary of Macquarie Group Limited. For the years ended December 31, 2013, 2012 and 2011, Atlantic Aviation incurred $23,000 in lease expense on these copiers. As of December 31, 2013, 2012 and 2011, Atlantic Aviation had prepaid the January monthly payment to MEF for $2,000, which is included in prepaid expenses in the consolidated balance sheet for respective periods.

Hawaii Gas entered into licensing agreements with Utility Service Partners, Inc. and America’s Water Heater Rentals, LLC, both indirect subsidiaries of Macquarie Group Limited, to enable these entities to offer products and services to Hawaii Gas’s customer base. No payments were made under these arrangements during the years ended December 31, 2013, 2012 and 2011.

Macquarie Energy North America Trading Inc., or MENAT, an indirect subsidiary of Macquarie Group Limited, entered into an agreement with IMTT to rent a 147,000 barrel tank for one month during the quarter ended September 30, 2012. IMTT recorded revenue from MENAT of $151,000 for this transaction. As of December 31, 2012, there was no receivable balance outstanding from MENAT.

In 2008, Macquarie Global Opportunities Partners, or MGOP, a private equity fund managed by the Macquarie Group, acquired Sentient Flight Group (“Sentient”), a jet membership, retail charter and fuel management business. Sentient was an existing customer of Atlantic Aviation. On May 31, 2012, MGOP sold its interest in Sentient to a third party. For the five months ended May 31, 2012 and for the year ended December 31, 2011, Atlantic Aviation recorded $9.3 million and $20.5 million in revenue from Sentient. As of December 31, 2012, Atlantic Aviation had no receivables from Sentient.

In addition, the Company and several of its subsidiaries have entered into a licensing agreement with the Macquarie Group related to the use of the Macquarie name and trademark. The Macquarie Group does not charge the Company any fees for this license.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Income Taxes

The Company and its subsidiaries are subject to income taxes. The Company files a consolidated U.S. income tax return with its wholly-owned subsidiaries, including its allocated share of the taxable income from Contracted Power. District Energy and IMTT each file separate consolidated federal income tax returns with their respective subsidiaries. The Company includes in its income the taxable portion of distributions received from its interests in IMTT and District Energy. The taxable portion of these distributions generally qualify for the 80% Dividends Received Deduction. The Company and its subsidiaries file separate and combined state income tax returns.

Components of the Company’s income tax benefit or expense related to the income or loss for the years ended December 31, 2013, 2012, and 2011 were as follows ($ in thousands):

	Year Ended December 31,
	2013	2012	2011
Current taxes:
Federal	$150	$133	$222
State	4,584	3,113	3,281
Total current tax provision	$4,734	$3,246	$3,503
Deferred taxes:
Federal	$12,900	$1,505	$16,422
State	(2,638)	(5,485)	1,476
Total deferred tax provision (benefit)	10,262	(3,980)	17,898
Change in valuation allowance	3,047	3,019	1,317
Total tax provision	$18,043	$2,285	$22,718

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Income Taxes  – (continued)

The tax effects of temporary differences give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012, are presented below ($ in thousands):

	At December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$87,195	$84,848
Lease transaction costs	774	944
Deferred revenue	2,398	1,644
Accrued compensation	7,559	11,810
Accrued expenses	1,304	1,139
Other	3,652	2,567
Unrealized losses	2,550	5,089
Allowance for doubtful accounts	376	345
Total gross deferred tax assets	105,808	108,386
Less: valuation allowance	(16,556)	(13,509)
Net deferred tax assets after valuation allowance	$89,252	$94,877
Deferred tax liabilities:
Intangible assets	$(156,822)	$(155,209)
Investment basis difference	(83,314)	(86,951)
Property and equipment	(30,345)	(13,694)
Prepaid expenses	(2,293)	(1,612)
Total deferred tax liabilities	(272,774)	(257,466)
Net deferred tax liability	(183,522)	(162,589)
Less: current deferred tax asset	(6,197)	(6,803)
Noncurrent deferred tax liability	$(189,719)	$(169,392)

At December 31, 2013, the Company and its wholly owned subsidiaries had federal income tax NOL carryforwards of approximately $198.6 million, which are available to offset future taxable income, if any, through 2033. The Company’s NOL balance begins to expire in 2024. The Company has placed a full valuation allowance on $7.8 million of these NOLs, as their probability of being realized is less than more likely than not. Approximately $35.8 million of these NOLs may be limited, on an annual basis, due to the change of control for tax purposes of the respective subsidiaries in which such losses were incurred. In addition, District Energy has NOL carryforwards of approximately $2.9 million, all of which are subject to limitations on realization due to a change in control for tax purposes in 2009.

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

The Company increased the valuation allowance by $3.0 million in both 2013 and 2012 for certain state net operating loss carryforwards.

As of December 31, 2013, the Company had approximately $183.5 million in net deferred tax liabilities. A significant portion of the Company’s deferred tax liabilities relates to tax basis temporary differences of both intangible assets and property and equipment. The Company records the acquisitions of consolidated businesses under the purchase method of accounting and accordingly recognizes a significant increase to the

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Income Taxes  – (continued)

value of the intangible assets and to property and equipment. For tax purposes, the Company may assume the existing tax basis of the acquired businesses, in which cases the Company records a deferred tax liability to reflect the increase in the purchase accounting basis of the assets acquired over the carryover income tax basis. This liability will reduce in future periods as these temporary differences reverse.

Income tax provision was $18.0 million, $2.3 million and $22.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. These amounts are different from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following ($ in thousands):

	Year Ended December 31,
	2013	2012	2011
Tax provision at U.S. statutory rate	$16,143	$5,788	$18,062
Permanent and other differences between book and federal taxable income	409	(949)	708
State income taxes, net of federal benefit	127	(2,613)	2,583
Income attributable to noncontrolling interest in joint ventures	962	(725)	(297)
District Energy taxable dividend income in excess of book income	—	785	1,926
IMTT book income in excess of taxable dividend	(9,336)	(6,897)	(7,967)
Federal dividends received deduction on IMTT and District Energy dividends	(3,483)	(4,162)	(1,541)
Increase in book basis in excess of tax basis in IMTT	10,174	8,039	7,927
Change in valuation allowance	3,047	3,019	1,317
Total tax provision	$18,043	$2,285	$22,718

Uncertain Tax Positions

The Company does not expect that the amount of unrecognized tax benefits will change in the next 12 months. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense in the statements of operations, which is consistent with the recognition of these items in prior reporting periods.

The federal statute of limitations on the assessment of additional income tax liabilities has lapsed for all returns filed for years ended on or before December 31, 2009. In 2012, the IRS concluded an audit of Hawaii Gas for the 2009 and 2010 tax years. The audit did not result in a material change to the returns as filed. There are no ongoing examinations of the federal income tax returns of the Company or its consolidated subsidiaries. The various state statutes of limitations on the assessment of additional income taxes have lapsed on all returns filed for the years ended on or before December 31, 2008. In 2013, the State of New York concluded an examination of the returns filed for the Company and its subsidiaries. The settlement of the examination did not have a material effect on the Company’s financial statements.

The amount of unrecognized tax benefits at December 31, 2013 and 2012 are not material.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Leases

The Company leases land, buildings, office space and certain office equipment under non-cancellable operating lease agreements that expire through April of 2057.

Future minimum rental commitments at December 31, 2013 are as follows ($ in thousands):

2014	$35,213
2015	33,323
2016	30,397
2017	28,902
2018	27,827
Thereafter	332,522
Total	$488,184

Rent expense under all operating leases for the years ended December 31, 2013, 2012 and 2011 was $35.1 million, $34.9 million, $34.4 million, respectively.

17. Employee Benefit Plans

401(k) Savings Plan

In 2006, MIC Inc. established a defined contribution plan under section 401(k) of the Internal Revenue Code, allowing eligible employees of the consolidated businesses to contribute a percentage of their annual compensation up to an annual amount as set by the IRS. Prior to this, each of the consolidated businesses maintained their own plans. Following the establishment of the MIC Inc. Plan, Atlantic Aviation, District Energy and Parking Company of America Airports (“PCAA”) consolidated their plans under the MIC Inc. Plan. Hawaii Gas also sponsored a 401(k) plan for eligible employees of that business. On January 1, 2008, employees in Hawaii Gas 401(k) plan were added to the MIC Inc. Plan. The Company completed the merger of Hawaii Gas plan into the MIC Inc. Plan in the first quarter of 2008. Subsequent to the sale in bankruptcy of PCAA in June of 2010, the eligible employees of PCAA are no longer allowed to participate in the Plan. In addition, District Energy started their own defined contribution plan following the sale of 49.99% of noncontrolling interest in December of 2009.

On April 1, 2012, the Plan changed its administrator from Macquarie Infrastructure Company Inc. to Atlantic Aviation FBO Inc. and changed the name of the Plan to Atlantic Aviation FBO Inc. 401(k) Plan. In addition, the participants of Hawaii Gas transferred out of this Plan and started a new prototype plan.

The employer contribution to these plans ranges from 0% to 6% of eligible compensation. For the years ended December 31, 2013, 2012 and 2011, contributions were $1.4 million, $1.3 million and $1.1 million, respectively.

Union Pension Plan

Hawaii Gas has a Defined Benefit Pension Plan for Classified Employees of GASCO, Inc. (the DB Plan) that accrues benefits pursuant to the terms of a collective bargaining agreement. The DB Plan is non-contributory and covers all bargaining unit employees who have met certain service and age requirements. The benefits are based on a flat rate per year of service through the date of employment termination or retirement. Hawaii Gas made contributions to the DB Plan of $3.2 million and $3.8 million during 2013 and 2012, respectively. Future contributions will be made to meet ERISA funding requirements. The DB Plan’s trustee, First Hawaiian Bank, handles the DB Plan’s assets and as an investment manager, invests them in a diversified portfolio of equity and fixed-income securities. The projected benefit obligation for the DB Plan totaled $43.5 million and $48.2 million at December 31, 2013 and 2012, respectively. The DB Plan has assets of $38.1 million and $31.8 million at December 31, 2013 and 2012, respectively.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Employee Benefit Plans  – (continued)

Hawaii Gas expects to make contributions in 2014 and annually for at least five years as it complies with the requirements of the Pension Protection Act of 2006. The annual amount of contributions will be dependent upon a number of factors such as market conditions and changes to regulations. However, for the 2014 calendar year, the Company expects to make contributions of approximately $3.6 million.

In May of 2008, Hawaii Gas entered into a new five-year collective bargaining agreement which increased the benefits for participants and that immediately froze the plan to new participants. The benefit increases will occur annually for three years after which there will be no further increase to the flat rate. Participants will, however, continue to accrue years of service toward their final benefit. The financial effects of the new agreement are included below as “Plan amendments”.

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

Additional information about the fair value of the benefit plan assets, the components of net periodic cost, and the projected benefit obligation as of December 31, 2013 and 2012, and for the years ended December 31, 2013 and 2012 is as follows ($ in thousands):

	DB Plan Benefits		PMLI Benefits
	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation – beginning of year	$48,191	$42,441	$2,966	$3,054
Service cost	884	801	52	49
Interest cost	1,787	1,895	100	115
Actuarial (gains) losses	(5,267)	5,030	(176)	(110)
Benefits paid	(2,073)	(1,976)	(144)	(142)
Benefit obligation – end of year	$43,522	$48,191	$2,798	$2,966
Change in plan assets:
Fair value of plan assets – beginning of year	$31,778	$26,697	$—	$—
Actual return on plan assets	5,276	3,224	—	—
Employer/participant contributions	3,150	3,833	144	142
Benefits paid	(2,073)	(1,976)	(144)	(142)
Fair value of plan assets – end of year	$38,131	$31,778	$—	$—

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Employee Benefit Plans  – (continued)

The funded status of Hawaii Gas’s balance sheet at December 31, 2013 and 2012, are presented in the following table ($ in thousands):

	DB Plan Benefits		PMLI Benefits
	2013	2012	2013	2012
Funded status
Funded status at end of year	$(5,391)	$(16,413)	$(2,798)	$(2,966)
Net amount recognized in balance sheet	$(5,391)	$(16,413)	$(2,798)	$(2,966)
Amounts recognized in balance sheet consisting of:
Current liabilities	$—	$—	$(227)	$(236)
Noncurrent liabilities	(5,391)	(16,413)	(2,571)	(2,730)
Net amount recognized in balance sheet	$(5,391)	$(16,413)	$(2,798)	$(2,966)
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss:
Prior service cost	$—	$(155)	$—	$—
Accumulated loss	(5,510)	(15,167)	(600)	(859)
Accumulated other comprehensive loss	(5,510)	(15,322)	(600)	(859)
Net periodic benefit cost in excess of cumulative employer contributions	119	(1,091)	(2,198)	(2,107)
Net amount recognized in balance sheet	$(5,391)	$(16,413)	$(2,798)	$(2,966)

The components of net periodic benefit cost and other changes in other comprehensive income for the plans are shown below ($ in thousands):

	DB Plan Benefits		PMLI Benefits
	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$884	$801	$52	$49
Interest cost	1,787	1,895	100	115
Expected return on plan assets	(1,825)	(1,981)	—	—
Recognized actuarial loss	1,093	891	83	61
Amortization of prior service cost	—	155	—	—
Net periodic benefit cost	$1,939	$1,761	$235	$225
Other changes recognized in other comprehensive (income) loss:
Net (gain) loss arising during the year	$(8,718)	$3,787	$(176)	$(110)
Amortization of prior service cost	—	(155)	—	—
Amortization of loss	(1,093)	(891)	(83)	(61)
Total recognized in other comprehensive (income) loss	$(9,811)	$2,741	$(259)	$(171)

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Employee Benefit Plans  – (continued)

	DB Plan Benefits		PMLI Benefits
	2013	2012	2013	2012
Estimated amounts that will be amortized from accumulated other comprehensive loss over the next year:
Amortization of net loss	122	1,093	49	83
Weighted average assumptions to determine benefit obligations:
Discount rate	4.70%	3.80%	4.40%	3.50%
Rate of compensation increase	N/A	N/A	N/A	N/A
Measurement date	December 31	December 31	December 31	December 31
Weighted average assumptions to determine net cost:
Discount rate	3.80%	4.50%	3.50%	4.40%
Expected long-term rate of return on plan assets during fiscal year	5.65%	7.25%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A
Assumed healthcare cost trend rates:
Initial health care cost trend rate			8.10%	8.40%
Ultimate rate			4.50%	4.50%
Year ultimate rate is reached			2028	2028

Hawaii Gas’s overall investment strategy is to achieve a mix of approximately 65% of investments in equities for long-term growth and 35% in fixed income securities for asset allocation purposes as well as near-term needs. Hawaii Gas has instructed the trustee, the investment manager, to maintain the allocation of the DB Plan’s assets between equity mutual fund securities and fixed income mutual fund securities within the pre-approved parameters set by the management of Hawaii Gas. The DB Plan weighted average asset allocation at December 31, 2013 and 2012 was:

	2013	2012
Equity instruments	65%	64%
Fixed income securities	33%	35%
Cash	2%	1%
Total	100%	100%

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Employee Benefit Plans  – (continued)

The expected return on plan assets of 5.65% was estimated based on the allocation of assets and management’s expectations regarding future performance of the investments held in the investment portfolio. The asset allocations of Hawaii Gas’s pension benefits as of December 31, 2013 measurement date were as follows ($ in thousands):

	Fair Value Measurements at December 31, 2013 Pension Benefits – Plan Assets
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category:
Cash and money market	$818	$818	$—	$—
Equity securities:
Domestic Equities	19,391	19,391	—	—
International Equities	5,287	5,287	—	—
Fixed income securities:
Taxable Fixed Income	11,664	11,664	—	—
International Fixed Income	971	971	—	—
Total	$38,131	$38,131	$—	$—

The discount rates of 4.70% and 4.40% for the DB Plan and PMLI Plan, respectively, were based on high quality corporate bond rates that approximate the expected settlement of obligations. The estimated future benefit payments for the next ten years are as follows ($ in thousands):

	DB Plans Benefits	PMLI Benefits
2014	$2,468	$232
2015	2,554	254
2016	2,652	252
2017	2,732	210
2018	2,792	202
Thereafter	14,351	1,046
Total	$27,549	$2,196

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

Arbitration Proceeding Between MIC and Co-investor in IMTT

On April 18, 2011, MIC initiated formal arbitration proceedings with the Voting Trust of IMTT Holdings Inc. (“Voting Trust”) and IMTT Holdings Inc. under the auspices of the American Arbitration Association, as provided under the Shareholders’ Agreement, with respect to a dispute with the co-owner of IMTT regarding distributions. IMTT was named as a respondent because under the Shareholders’ Agreement it is responsible for any monetary damages resulting from a breach of the Shareholders’ Agreement by the Voting Trust. On March 29, 2012, the arbitration proceeding concluded with an award in MIC’s favor. The arbitration panel directed IMTT to pay a distribution in the amount of $221.2 million ($110.6 million to each of MIC and its

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Legal Proceedings and Contingencies – (continued)

co-investor) as the total distribution through December 31, 2011. The arbitration panel also denied all of the Voting Trust’s counterclaims and directed the parties to comply with certain corporate governance recommendations, including, among others, the retention of independent counsel to advise the Board of Directors of IMTT with respect to the rights, duties and obligations of its members under Delaware law. On May 25, 2012, the Delaware Court of Chancery entered a judgment confirming the arbitration award in all respects, following which, in June of 2012, MIC received $110.6 million from IMTT in payment of a distribution.

Except noted above, there are no material legal proceedings pending other than ordinary routine litigation incidental to the Company’s businesses.

19. Subsequent Events

Dividend

On February 18, 2014, the board of directors declared a dividend of $0.9125 per share for the quarter ended December 31, 2013, which is expected to be paid on March 6, 2014 to holders of record on March 3, 2014.

Atlantic Aviation – Boca Aviation Acquisition

On February 14, 2014, Atlantic Aviation signed an agreement to acquire certain of the assets of an FBO at Boca Raton Airport in Florida from Boca Aviation for $35.0 million. The Company expects to fund the acquisition using a combination of cash on hand and proceeds from the recent upsizing of the AA Credit Agreement. The transaction is expected to close at the end of the first quarter of 2014, subject to the receipt of the airport authority’s consent and satisfaction of other closing conditions typically associated with a transaction of this size and type.

IMTT Fourth Quarter 2013 Distribution

IMTT management calculated distributions based upon the Shareholders’ Agreement between MIC and its co-investor in IMTT (“Voting Trust”) for the fourth quarter of 2013 of $16.2 million ($8.1 million per shareholder). This computation was based upon IMTT management’s accounting treatment of certain items, including capital expenditure categorization as maintenance capital expenditure, with which MIC disagrees. On January 30, 2014, the Board of IMTT unanimously declared a distribution of this amount which was paid on January 30, 2014. As the Company believes that the computation needs to be adjusted upwards to be fully compliant with the Shareholders’ Agreement, the Company reserved its rights accordingly.

20. Quarterly Data (Unaudited)

The data shown below relates to the Company’s operations and includes all adjustments which the Company considers necessary for a fair presentation of such amounts ($ in thousands).

Quarter ended	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2013
Operating revenue	$264,206	$252,567	$263,719	$260,527
Operating income (loss)	8,348	(2,862)	20,401	19,752
Net income (loss)	5,871	(848)	10,407	15,824
Per share information attributable to MIC LLC interest holders:
Net income (loss) per share – basic	$0.12	$(0.02)	$0.20	$0.29
Net income (loss) per share – diluted	0.12	(0.02)	0.20	0.29
Cash dividends declared per share	$0.6875	$0.875	$0.875	$0.9125

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Quarterly Data (Unaudited) – (continued)

Quarter ended	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2012
Operating revenue	$264,856	$258,516	$259,253	$251,421
Operating income (loss)	24,287	26,031	5,917	(26,710)
Net income (loss)	14,092	11,138	(1,879)	(10,030)
Per share information attributable to MIC LLC interest holders:
Net income (loss) per share – basic	$0.30	$0.24	$(0.04)	$(0.21)
Net income (loss) per share – diluted	0.30	0.24	(0.04)	(0.21)
Cash dividends declared per share	$0.20	$0.625	$0.6875	$0.6875

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

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2013. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Management used the framework set forth in the report entitled “Internal Control-Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission 1992 (referred to as “COSO”) to evaluate the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. As a result of its evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013 based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their report appearing on page 162, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.

(c) Attestation Report of Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Macquarie Infrastructure Company LLC:

We have audited Macquarie Infrastructure Company LLC’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Macquarie Infrastructure Company LLC’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Macquarie Infrastructure Company LLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Macquarie Infrastructure Company LLC and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 19, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Dallas, Texas
February 19, 2014

(d) Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) was identified in connection with the evaluation described in (b) above during the fiscal quarter ended December 31, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company will furnish to the Securities and Exchange Commission a definitive proxy statement not later than 120 days after the end of the fiscal year ended December 31, 2013.

The information required by this Item 10 is included under the captions “Election of Directors”, “Governance Information” and “Section 16(A) Beneficial Ownership Reporting Compliance” in our proxy statement for our 2014 annual meeting of shareholders and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is included under the captions “Director Compensation”, “Compensation Discussion and Analysis”, “Executive Compensation”, “Governance Information” and “Compensation Committee Report” in our proxy statement for our 2014 annual meeting of shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The table below sets forth information with respect to LLC interests authorized for issuance as of December 31, 2013:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Under Column (a)) (c)
Equity compensation plans approved by securityholders(1)	12,910	$—	(1)
Equity compensation plans not
approved by securityholders	—	—	—
Total	12,910	$—	(1)

(1)	Information represents number of LLC interests issuable upon the vesting of director stock units pursuant to our independent directors' equity plan, which was approved and became effective in December 2004. Under the plan, each independent director elected at our annual meeting of shareholders is entitled to receive a number of director stock units equal to $150,000 divided by the average closing sale price of the stock during the 10-day period immediately preceding our annual meeting. The units vest on the day prior to the following year's annual meeting. We granted 2,582 restricted stock units to each of our independent directors elected at our 2013 annual shareholders' meeting based on the average closing price per share over a 10-day period of $58.09. We have 400,398 LLC interests reserved for future issuance under the plan.

The remaining information required by this Item 12 is included under the caption “Share Ownership of Directors, Executive Officers and Principal Shareholders” in our proxy statement for our 2014 annual meeting of shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is included under the caption “Certain Relationships and Related Party Transactions” and “Governance Information” in our proxy statement for our 2014 annual meeting of shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included under the caption “Ratification of Selection of Independent Auditor” in our proxy statement for our 2014 annual meeting of shareholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The consolidated financial statements in Part II, Item 8, and schedule listed in the accompanying exhibit index are filed as part of this report.

Exhibits

The exhibits listed on the accompanying exhibit index are filed as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Macquarie Infrastructure Company LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 19, 2014.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Macquarie Infrastructure Company LLC and in the capacities indicated on the 19th day of February 2014.

Signature	Title
/s/ James Hooke James Hooke	Chief Executive Officer (Principal Executive Officer)
/s/ Todd Weintraub Todd Weintraub	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ Martin Stanley Martin Stanley	Chairman of the Board of Directors
/s/ Norman H. Brown, Jr. Norman H. Brown, Jr.	Director
/s/ George W. Carmany III George W. Carmany III	Director
/s/ William H. Webb William H. Webb	Director
/s/ Henry E. Lentz Henry E. Lentz	Director
/s/ Ouma Sananikone Ouma Sananikone	Director

EXHIBIT INDEX

2.1	Asset Purchase Agreement, dated as of April 29, 2010 between PCAA Parent, LLC, its subsidiaries listed on the signature pages thereto and Commercial Finance Services 2907 Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s June 30, 2010 Quarterly Report on Form 10-Q)
2.2	Purchase Agreement by and among Macquarie Infrastructure Company Inc., John Hancock Life Insurance Company, and John Hancock Life Insurance Company (U.S.A.), dated as of November 20, 2009 (the “Thermal Chicago Agreement”) (incorporated by reference to Exhibit 2.2 of the Registrant’s 2009 Annual Report on Form 10-K)
2.3	Amendment to Purchase Agreement, dated as of December 21, 2009, regarding the Thermal Chicago Agreement (incorporated by reference to Exhibit 2.3 of the Registrant’s 2009 Annual Report on Form 10-K)
3.1	Third Amended and Restated Operating Agreement of Macquarie Infrastructure Company LLC (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2007 (the “June 22, 2007 8-K”))
3.2	Amended and Restated Certificate of Formation of Macquarie Infrastructure Assets LLC (incorporated by reference to Exhibit 3.8 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-116244) (“Amendment No. 2”) 3.3
4.1	Specimen certificate evidencing LLC interests of Macquarie Infrastructure Company LLC (incorporated by reference to Exhibit 4.1 of the Registrant’s 2009 Annual Report on Form 10-K)
10.1	Second Amended and Restated Management Services Agreement, dated as of September 30, 2013, among Macquarie Infrastructure Company LLC, Macquarie Infrastructure Company Inc. and Macquarie Infrastructure Management (USA) Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 7, 2013)
10.2	Registration Rights Agreement among Macquarie Infrastructure Company Trust, Macquarie Infrastructure Company LLC and Macquarie Infrastructure Management (USA) Inc., dated as of December 21, 2004 (incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 27, 2004)
10.3	Macquarie Infrastructure Company LLC — Independent Directors Equity Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)
10.4	District Cooling System Use Agreement, dated as of October 1, 1994, between the City of Chicago, Illinois and MDE Thermal Technologies, Inc., as amended on June 1, 1995, July 15, 1995, February 1, 1996, April 1, 1996, October 1, 1996, November 7, 1996, January 15, 1997, May 1, 1997, August 1, 1997, October 1, 1997, March 12, 1998, June 1, 1998, October 8, 1998, April 21, 1999, March 1, 2000, March 15, 2000, June 1, 2000, August 1, 2001, November 1, 2001, June 1, 2002, and June 30, 2004 (incorporated by reference to Exhibit 10.25 of Amendment No. 2)
10.5	Twenty-Third Amendment to the District Cooling System Use Agreement, dated as of November 1, 2005, by and between the City of Chicago and Thermal Chicago Corporation (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the “June 2006 Quarterly Report”))
10.6	Twenty-Fourth Amendment to District Cooling System Use Agreement, dated as of November 1, 2006, by and between the City of Chicago, Illinois and MDE Thermal Technologies, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the “March 2007 Quarterly Report”))

10.7	Twenty-Fifth Amendment to District Cooling System Use Agreement, dated as of October 1, 2008, by and between the City of Chicago, Illinois and Thermal Chicago Corporation (incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 10-K Report”))
10.8	Twenty-Sixth Amendment to District Cooling System Use Agreement, dated as of October 18, 2011, by and between the City of Chicago, Illinois and MDE Thermal Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (the “September 2011 Quarterly Report”))
10.9	Loan Agreement, dated as of September 21, 2007, among Macquarie District Energy, Inc., the Lenders defined therein, Dresdner Bank AG New York Branch, as administrative agent and LaSalle Bank National Association, as issuing bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 27, 2007)
10.10	Amendment Number One to Loan Agreement, dated as of December 21, 2007, among Macquarie District Energy, Inc., the several banks and other financial institutions signatories hereto, LaSalle Bank National Association, as Issuing Bank and Dresdner Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.11 to the Registrant’s 2007 Annual Report)
10.11	Amendment Number Two to Loan Agreement, dated as of February 22, 2008, among Macquarie District Energy, Inc., the several banks and other financial institutions signatories thereto; LaSalle Bank National Association, as Issuing Bank and Dresdner Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.12 to the Registrant’s 2007 Annual Report)
10.12	Amendment Number Three to Loan Agreement, dated as of April 26, 2012, among Macquarie District Energy, Inc., the several banks and other financial institutions signatories thereto, PNC Bank, National Association, as Issuing Bank and Commerzbank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)
10.13	Shareholder’s Agreement, dated April 14, 2006, between Macquarie Terminal Holdings LLC, IMTT Holdings Inc., the Current Shareholders and the Current Beneficial Owners named therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on April 17, 2006)
10.14	Letter Agreement, dated January 23, 2007, between Macquarie Terminal Holdings LLC, IMTT Holdings Inc., the Current Shareholders and the Current Beneficial Owners named therein (incorporated by reference to Exhibit 10.10 to the Registrant’s 2006 Annual Report)
10.15	Letter Agreement entered into as of June 20, 2007 among IMTT Holdings Inc. (IMTT Holdings), Macquarie Terminal Holdings LLC and the Current Beneficial Shareholders of IMTT Holdings, amending the Shareholders Agreement dated April 14, 2006 (as amended) between IMTT Holdings and the Shareholders thereof (incorporated by reference to Exhibit 10.5 to the June 2007 Quarterly Report)
10.16	Letter Agreement, dated as of July 30, 2007, among IMTT Holdings Inc. (IMTT), Macquarie Terminal Holdings LLC and the other current beneficial shareholders of IMTT amending the Shareholders Agreement dated April 14, 2006 (as amended) between the same parties (incorporated by reference to Exhibit 10.6 to the June 2007 Quarterly Report)
10.17	Fifth Amendment to Shareholders’ Agreement, dated as of February 5, 2013, among Macquarie Terminal Holdings LLC, IMTT Holdings Inc. and the Voting Trust of IMTT Holdings, Inc. on behalf of itself and the Current Beneficial Shareholders named therein (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 10-K Report”)

10.18	Credit Agreement, dated as of May 31, 2013, among Atlantic Aviation FBO Holdings LLC, Atlantic Aviation FBO Inc., Barclays Bank Plc, as Administrative Agent and Collateral Agent, Wells Fargo Securities, LLC, as Documentation Agent, Macquarie Capital (USA) Inc., as Syndication Agent, Barclays Bank Plc, Macquarie Capital (USA) Inc. and Wells Fargo Securities, LLC, as Joint Bookrunners and Joint Lead Arrangers, and the several lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for quarter ended June 30, 2013 (the “June 2013 Quarterly Report”)
10.19*	Incremental Joinder Agreement, dated as of November 7, 2013, among Atlantic Aviation FBO Inc. and Barclays Bank Plc, as Administrative Agent and initial lender.
10.20*	Incremental Joinder Agreement and Amendment, dated as of January 22, 2014, among Atlantic Aviation FBO Inc. and Barclays Bank Plc, as Administrative Agent and initial lender.
10.21	Guarantee and Collateral Agreement, dated as of May 31, 2013, among Atlantic Aviation FBO Holdings LLC, Atlantic Aviation FBO Inc., the grantors party thereto and Barclays Bank PLC as Collateral Agent (incorporated by reference to Exhibit 10.2 to the June 2013 Quarterly Report)
10.22	Loan Agreement, dated as of December 1, 2010 between Louisiana Public Facilities Authority, as issuer, IMTT Finco, LLC., and Wells Fargo Bank National Association, as trustee (incorporated by reference to Exhibit 10.27 of the Registrant’s 2010 Annual Report on Form 10-K)
10.23	Loan Agreement, dated as of November 1, 2010 between Louisiana Public Facilities Authority, as issuer, IMTT Finco, LLC., and Wells Fargo Bank National Association, as trustee (incorporated by reference to Exhibit 10.28 of the Registrant’s 2010 Annual Report on Form 10-K)
10.24	Loan Agreement, dated as of August 1, 2010 between Louisiana Public Facilities Authority, as issuer, IMTT Finco, LLC., and US Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2010)
10.25	Second Amendment to Revolving Credit Agreement, dated as of June 18, 2010, by and among International-Matex Tank Terminals and IMTT-Bayonne as US Borrowers, IMTT-QUEBEC INC. IMTT and IMTT-NTL, LTD., as Canadian Borrowers, the several banks and other financial institutions, party and hereto, as Lenders, SunTrust Bank, in its capacity as administrative agent for the Lenders, the US issuing bank, as swingline lender, and Royal Bank of Canada, as Canadian funding agent for the Canadian Lenders and as the Canadian issuing bank and the Amended and Restated Revolving Credit Agreement, dated June 18, 2010, among the several banks and other financial institutions party thereto, Suntrust Robinson Humphrey, Inc. and Regions Capital Markets, as Joint Lead Arrangers and the U.S. Borrowers and Canadian Borrowers (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 10-Q for the quarter ended June 30, 2010)
10.26	Revolving Credit Agreement, dated as of February 15, 2013, among International-Matex Tank Terminals and IMTT Bayonne as US Borrowers, IMTT-Quebec Inc. and IMTT-NTL, Ltd. as Canadian Borrowers, the lenders party thereto, Regions Bank, Wells Fargo Bank, N.A. and Compass Bank as Co-Syndication Agents, Bank of America, N.A. and Branch Banking & Trust Co. as Co-Managing Agents and SunTrust Bank as Administrative Agent (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 10-K Report”)

10.27	Amended and Restated Guaranty and Credit Agreement, dated February 15, 2013, among IMTT-Finco, LLC, International-Matex Tank Terminals, IMTT-Bayonne, IMTT-Virginia, IMTT-Gretna, IMTT-BC, IMTT–Pipeline, IMTT-BX, IMTT-Richmond-CA, IMTT-Illinois, IMTT-Petroleum Management, IMTT-Geismar, Oil Mop, L.L.C., St. Rose Nursery, Inc., East Jersey Railroad and Terminal Company, Bayonne Industries, Inc., IMTT-Quebec Inc. and IMTT-NTL, Ltd., the lenders party thereto, Branch Banking and Trust Company, as Administrative Agent and BB&T Capital Markets, as Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.29 to the 2012 10-K Report
10.28	Note Purchase Agreement, dated as of August 8, 2012, among The Gas Company, LLC and the purchasers named therein, with respect to the issuance of 4.22% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the “September 2012 Quarterly Report”))
10.29	Credit Agreement, dated as of August 8, 2012, by and among HGC Holdings LLC, as Borrower, the lenders named therein, Wells Fargo Bank, National Association, as Administrative Agent and Wells Fargo Securities, LLC as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.2 of the Registrant’s September 2012 Quarterly Report)
10.30	Credit Agreement, dated as of August 8, 2012, by and among The Gas Company, LLC, as Borrower, the lenders named therein, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and Wells Fargo Securities, LLC as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.3 of the Registrant’s September 2012 Quarterly Report)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of KPMG LLP
23.2*	Consent of KPMG LLP (IMTT)
24.1*	Powers of Attorney (included in signature pages)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
99.1*	Consolidated Financial Statements for IMTT Holdings Inc., for the Years Ended December 31, 2013 and December 31, 2012
101.0	The following materials from the Annual Report on Form 10-K of Macquarie Infrastructure Company LLC for the year ended December 31, 2013, filed on February 19, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statements of Members’ Equity for the years ended December 31, 2013, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011 and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.
**	A signed original of this written statement required by Section 906 has been provided to Macquarie Infrastructure Company LLC and will be retained by Macquarie Infrastructure Company LLC and furnished to the Securities and Exchange Commission or its staff upon request.