Form 10-Q
period 2014-03-31
Macquarie Infrastructure Co LLC
filed 2014-04-30
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

There were 56,514,819 LLC interests without par value outstanding at April 29, 2014.

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

PART I

FINANCIAL INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Macquarie Infrastructure Company LLC should be read in conjunction with the consolidated condensed financial statements and the notes to those statements included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify such forward-looking statements. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Unless required by law, we can undertake no obligation to update forward-looking statements. Readers should also carefully review the risk factors set forth in other reports and documents filed from time to time with the Securities and Exchange Commission (the “SEC”).

Except as otherwise specified, “Macquarie Infrastructure Company,” “MIC,” “we,” “us,” and “our” refer to the Company and its subsidiaries. Macquarie Infrastructure Management (USA) Inc., which we refer to as our Manager, is part of the Macquarie Group, comprised of Macquarie Group Limited and its subsidiaries and affiliates worldwide.

We own, operate and invest in a diversified group of infrastructure businesses that provide basic services to businesses and individuals primarily in the U.S. The businesses we own and operate include:

•	International Matex Tank Terminals or “IMTT”: a 50% interest in a bulk liquid terminals business, which provides bulk liquid storage and handling services at ten marine terminals in the United States and two in Canada and is one of the largest participants in this industry in the U.S., based on storage capacity;
•	Hawaii Gas: a full-service gas energy company processing and distributing gas products and providing related services in Hawaii;
•	Atlantic Aviation: an airport services business providing products and services, including fuel and aircraft hangaring/parking, to owners and operators of general aviation aircraft at 63 airports in the U.S.; and
•	Contracted Power and Energy (“CP&E”): consists of controlling interests in five contracted power generation facilities located in the southwest U.S. and a 50.01% controlling interest in a district energy business which operates one of the largest district cooling systems in the U.S.

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

At IMTT, we focus on the generation of terminal revenue and on making appropriate expenditures in maintaining fixed assets of the business. IMTT seeks to attract third party storage from customers who place a premium on ease of access, and operational flexibility. The substantial majority of IMTT’s revenue is generated pursuant to contracts with an average duration of approximately four years.

At Hawaii Gas, we look to grow the number of customers served, the volume of gas sold and in the case of the non-utility portion of the business, the margins achieved on gas sales. Hawaii Gas has an active marketing program that seeks to develop new customers throughout Hawaii.

At Atlantic Aviation, our focus is on attracting and maintaining relationships with general aviation aircraft owners and pilots and encouraging them to use our fixed base operations (FBO). Atlantic Aviation’s revenue is a function of the number of general aviation flight movements in the U.S. and the business’ ability to service a portion of the aircraft involved in those operations.

Within CP&E, we are focused on deploying capital effectively in the growth of the businesses within the segment, in particular our contracted power generation businesses. CP&E generates revenue pursuant to long-dated contracts.

Dividends

Since January 1, 2013, MIC has paid or declared the following dividends:

Declared	Period Covered	$ per LLC Interest	Record Date	Payable Date
April 28, 2014	First quarter 2014	$0.9375	May 12, 2014	May 15, 2014
February 18, 2014	Fourth quarter 2013	$0.9125	March 3, 2014	March 6, 2014
October 25, 2013	Third quarter 2013	$0.875	November 11, 2013	November 14, 2013
July 29, 2013	Second quarter 2013	$0.875	August 12, 2013	August 15, 2013
April 26, 2013	First quarter 2013	$0.6875	May 13, 2013	May 16, 2013

Our Board has previously expressed its intent to distribute a significant portion of the Free Cash Flow generated by our proportionately owned businesses in the form of a quarterly cash dividend to our shareholders. Free Cash Flow includes cash generated by our businesses after cash payment for interest, taxes, maintenance capital expenditures and excludes changes in working capital. The payment of a quarterly cash dividend of $0.9375 per share for the quarter ended March 31, 2014 is being paid out of Free Cash Flow generated by certain of our operating entities. Each of IMTT, Atlantic Aviation, Hawaii Gas and the solar power generation businesses in our CP&E segment can distribute cash to MIC. Cash generated by our district energy business within CP&E is being used to reduce debt principal of that business.

In determining whether to adjust the amount of our quarterly dividend, our Board will take into account such matters as the state of the capital markets and general business conditions, the Company’s financial condition, results of operations, capital requirements, capital opportunities and any contractual, legal and regulatory restrictions on the payment of dividends by the Company to its shareholders or by its subsidiaries to the Company, and any other factors that it deems relevant. In particular, each of the Company’s businesses and investments has debt commitments and restrictive covenants, which must be satisfied before any of them can make distributions to the Company. Any or all of these factors could affect both the timing and amount, if any, of future dividends.

We view MIC as a total return investment opportunity. Consistent with that view, we believe that our businesses are capable of generating growing amounts of Free Cash Flow over time and that we will distribute cash equal to approximately 80% to 85% of the Free Cash Flow (in proportion to our equity interest) generated, subject to their continued stable performance and prevailing economic conditions. In particular, we believe that the growth characteristics of our businesses will cause our distributable cash flow per share to grow at a high single-digit rate annually over the medium term. See “Results of Operations — Consolidated: Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow” and “Summary of Our Proportionately Combined Results” for further discussions on Free Cash Flow and our proportionately combined financial measures in Part I of this Form 10-Q.

Atlantic Aviation — Acquisitions

On April 30, 2014, Atlantic Aviation completed the acquisition of the assets and liabilities of Galaxy Aviation and Boca Aviation (collectively the “Galaxy Acquisitions”). The Galaxy Acquisitions included substantially all of the assets of six FBOs and one new hangar that is currently under construction at one of the six airports at which the FBOs operate. The aggregate purchase price of $230.0 million was funded using cash that had previously been raised or generated and debt facilities that had previously been arranged.

Results of Operations

Consolidated

Key Factors Affecting Operating Results:

•	an increase in gross profit at IMTT and CP&E;
•	improved gross profit offset by higher cash interest expense, higher weather and acquisition related costs at Atlantic Aviation; and
•	no performance fee incurred during the first quarter of 2014 compared with the first quarter of 2013; partially offset by
•	decrease in contribution margin at Hawaii Gas.

Results of Operations: Consolidated – (continued)

Our consolidated results of operations are as follows:

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2014	2013	$	%
	($ In Thousands) (Unaudited)
Revenue
Revenue from product sales	$183,801	$174,115	9,686	5.6
Revenue from product sales – utility	35,145	36,921	(1,776)	(4.8)
Service revenue	56,502	52,115	4,387	8.4
Financing and equipment lease income	747	1,055	(308)	(29.2)
Total revenue	276,195	264,206	11,989	4.5
Costs and expenses
Cost of product sales	122,917	116,993	(5,924)	(5.1)
Cost of product sales – utility	29,380	31,489	2,109	6.7
Cost of services	10,896	10,934	38	0.3
Gross profit	113,002	104,790	8,212	7.8
Selling, general and administrative	55,464	49,209	(6,255)	(12.7)
Fees to manager – related party	8,994	29,177	20,183	69.2
Depreciation	12,154	9,255	(2,899)	(31.3)
Amortization of intangibles	8,765	8,628	(137)	(1.6)
Loss on disposal of assets	—	173	173	100.0
Total operating expenses	85,377	96,442	11,065	11.5
Operating income	27,625	8,348	19,277	NM
Other income (expense)
Interest income	64	94	(30)	(31.9)
Interest expense(1)	(14,011)	(7,686)	(6,325)	(82.3)
Equity in earnings and amortization charges of investee	14,287	10,462	3,825	36.6
Other income (expense), net	681	(2)	683	NM
Net income before income taxes	28,646	11,216	17,430	155.4
Provision for income taxes	(8,486)	(4,502)	(3,984)	(88.5)
Net income	$20,160	$6,714	13,446	NM
Less: net (loss) income attributable to noncontrolling interests	(206)	843	1,049	124.4
Net income attributable to MIC LLC	$20,366	$5,871	14,495	NM

NM — Not meaningful

(1)	Interest expense includes losses on derivative instruments of $5.3 million and $1.1 million for the quarters ended March 31, 2014 and 2013, respectively.

Gross Profit

Consolidated gross profit increased for the quarter ended March 31, 2014 compared with the quarter ended March 31, 2013 reflecting improved results at Atlantic Aviation and increased contribution from CP&E. This was partially offset by a decrease in contribution margin at Hawaii Gas, primarily in the non-utility business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the quarter ended March 31, 2014 compared with the quarter ended March 31, 2013 primarily as a result of an increase in legal and transaction costs related to acquisition activity at Atlantic Aviation. In addition, there were increases in selling, general and administrative expenses at both Hawaii Gas and CP&E.

Results of Operations: Consolidated – (continued)

Fees to Manager

Our Manager is entitled to a base management fee based primarily on our market capitalization, and potentially a performance fee, based on the performance of our stock relative to a U.S. utilities index. For the quarters ended March 31, 2014 and 2013, we incurred base management fees of $9.0 million and $7.1 million, respectively. In addition, for the quarter ended March 31, 2013, we incurred performance fees of $22.0 million. For the quarter ended March 31, 2014, our Manager did not earn a performance fee. In all of these periods, our Manager elected to reinvest these fees in additional LLC interests.

The unpaid portion of the base management fees and performance fees, if any, at the end of each reporting period is included in due to manager-related party in the consolidated condensed balance sheets. The following table shows our Manager’s election to reinvest its base management fees and performance fees, if any, in additional LLC interests:

Period	Base Management Fee Amount ($ in thousands)	Performance Fee Amount ($ in thousands)	LLC Interests Issued
2014 Activities:
First quarter 2014	$8,994	$—	164,546	(1)
2013 Activities:
Fourth quarter 2013	$8,455	$—	155,943
Third quarter 2013	8,336	6,906	278,480
Second quarter 2013	8,053	24,440	603,936
First quarter 2013	7,135	22,042	522,638

(1)	The Manager elected to reinvest the first quarter of 2014 base management fees in LLC interests. The Company issued 164,546 LLC interests, of which 55,545 LLC interests were issued in April of 2014 for the March of 2014 base management fees.

Depreciation

Depreciation expense increased for the quarter ended March 31, 2014 compared with the quarter ended March 31, 2013 primarily as a result of the depreciation associated with solar power generation projects that became operational during 2013. Depreciation expense was also higher at Atlantic Aviation due to 2013 growth capital expenditures for supply chain logistics and an acquisition.

Interest Expense and Loss on Derivative Instruments

Interest expense includes losses on derivative instruments of $5.3 million and $1.1 million for the quarters ended March 31, 2014 and 2013, respectively. Losses on derivatives recorded in interest expense are attributable to the change in fair value of interest rate instruments and include the reclassification of amounts from accumulated other comprehensive loss into earnings. Excluding the derivative adjustments, interest expense increased primarily due to a higher interest rate on Atlantic Aviation’s term loan that was refinanced during the second quarter of 2013, partially offset by lower debt balance.

Equity in Earnings and Amortization Charges of Investee

The increase in equity in earnings for the quarter ended March 31, 2014 compared with the quarter ended March 31, 2013 reflects our share of the improved operating results from IMTT in the current period, primarily due to increase in gross profit, partially offset by a higher tax provision.

Results of Operations: Consolidated – (continued)

Income Taxes

We file a consolidated federal income tax return that includes the taxable income of Hawaii Gas, Atlantic Aviation and our allocated share of the taxable income from our solar investments, which are treated as partnerships for tax purposes. IMTT and our district energy business file separate federal income tax returns. Pursuant to tax sharing agreements, the individual businesses included in our consolidated federal income tax return pay MIC an amount equal to the federal income taxes each would have paid on a standalone basis as if they were not part of the MIC consolidated federal income tax return. Distributions from IMTT may be characterized as return on capital or as a dividend.

For 2014, we expect any federal income tax to be fully offset by our net operating loss, or NOL, carryforwards. At December 31, 2013, our federal NOL balance was $198.6 million, which is available to offset future taxable income, if any, through 2033. This balance excludes the NOL carryforwards of our district energy business of $2.9 million at December 31, 2013 (see CP&E — Income Taxes below).

As a result of having federal NOL carryforwards, we do not expect to make regular federal tax payments until 2016. However, we expect to pay an Alternative Minimum Tax of approximately $1.8 million for 2014. We expect that the Alternative Minimum Tax paid for 2014 will be available as a credit against regular federal income taxes in the future.

In addition, we expect our federal and state income taxes, excluding our district energy business, to be approximately 28.5% of net income before taxes, of which $7.0 million relates to state and local income taxes. The difference between our effective tax rate and the U.S. federal statutory rate of 35% is primarily attributable to state and local income taxes and adjustments for our less than 80% owned businesses.

We expect our district energy business to record federal and state income taxes of approximately $1.5 million, of which $344,000 relates to state and local income taxes. For 2014, our district energy business expects to pay regular federal and state income taxes of approximately $2.2 million and $959,000, respectively, and expects to utilize approximately $2.9 million of federal NOLs to offset a portion of its federal taxable income.

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

We also disclose Free Cash Flow, as defined by us, as a means of assessing the amount of cash generated by our businesses and supplementing other information provided in accordance with GAAP. We define Free Cash Flow as cash from operating activities, which includes cash paid for interest and taxes, less maintenance capital expenditures and excludes changes in working capital.

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

A reconciliation of net income attributable to MIC LLC to EBITDA excluding non-cash items and EBITDA excluding non-cash items to Free Cash Flow, on a consolidated basis, is provided below.

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2014	2013	$	%
	($ In Thousands) (Unaudited)
Net income attributable to MIC LLC(1)	$20,366	$5,871
Interest expense, net(2)	13,947	7,592
Provision for income taxes	8,486	4,502
Depreciation(3)	12,154	9,255
Depreciation – cost of services(3)	1,704	1,698
Amortization of intangibles(4)	8,765	8,628
Loss on disposal of assets	—	106
Equity in earnings and amortization charges of investee	(14,287)	(10,462)
Equity distributions from investee(5)	8,127	—
Base management fees to be settled/settled in LLC interests	8,994	7,135
Performance fees settled in LLC interests	—	22,042
Other non-cash expense (income), net	536	(1,006)
EBITDA excluding non-cash items	$68,792	$55,361	13,431	24.3
EBITDA excluding non-cash items	$68,792	$55,361
Interest expense, net(2)	(13,947)	(7,592)
Adjustments to derivative instruments recorded in interest expense(2)	1,094	(1,339)
Amortization of debt financing costs(2)	1,041	947
Equipment lease receivables, net	996	967
Provision for income taxes, net of changes in deferred taxes	(2,047)	(1,432)
Pension contribution(6)	(310)	—
Changes in working capital	3,458	(13,243)
Cash provided by operating activities	59,077	33,669
Changes in working capital	(3,458)	13,243
Maintenance capital expenditures	(2,825)	(2,617)
Free cash flow	$52,794	$44,295	8,499	19.2

(1)	Net income attributable to MIC LLC excludes net loss attributable to noncontrolling interests of $206,000 for the quarter ended March 31, 2014 and net income attributable to noncontrolling interests of $843,000 for the quarter ended March 31, 2013.
(2)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.

Results of Operations: Consolidated – (continued)

(3)	Depreciation – cost of services includes depreciation expense for our district energy business, a component of Contracted Power and Energy segment, which is reported in cost of services in our consolidated condensed statements of operations. Depreciation and Depreciation – cost of services does not include acquisition-related step-up depreciation expense of $2.0 million for each of the quarters ended March 31, 2014 and 2013 in connection with our investment in IMTT, which is reported in equity in earnings and amortization charges of investee in our consolidated condensed statements of operations.
(4)	Amortization of intangibles does not include acquisition-related step-up amortization expense of $85,000 for each of the quarters ended March 31, 2014 and 2013 in connection with our investment in IMTT, which is reported in equity in earnings and amortization charges of investee in our consolidated condensed statements of operations.
(5)	Equity distributions from investee in the above table includes distributions we received only up to our share of the earnings recorded in the calculation for EBITDA excluding non-cash items.
(6)	Pension contribution of $450,000 for the quarter ended March 31, 2013 was reported in changes in working capital for this period.

Reconciliation from Consolidated Free Cash Flow to Proportionately Combined Free Cash Flow

The following table is a reconciliation from Free Cash Flow on a consolidated basis to Free Cash Flow on a proportionately combined basis. See “Results of Operations — Consolidated” above for a reconciliation of Free Cash Flow — Consolidated basis to cash provided by operating activities, the most comparable GAAP measure. See “Results of Operations” below for each of our segments for a reconciliation of Free Cash Flow for each segment to cash provided by operating activities for such segment. See “Results of Operations — Summary of Our Proportionately Combined Results” for further discussions on Free Cash Flow and our proportionately combined financial measures in Part I of this Form 10-Q.

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2014	2013	$	%
	($ In Thousands) (Unaudited)
Free Cash Flow- Consolidated basis	$52,794	$44,295	8,499	19.2
Equity distributions from investee(1)	(8,127)	—
100% of CP&E Free Cash Flow included in consolidated Free Cash Flow	(2,775)	(2,728)
MIC’s share of IMTT Free Cash Flow	21,416	17,200
MIC’s share of CP&E Free Cash Flow	1,612	1,315
Free Cash Flow- Proportionately Combined basis	$64,920	$60,082	4,838	8.1

(1)	The distribution for the fourth quarter of 2013 from IMTT was received in the first quarter of 2014, as customary. Conversely, the distribution for the fourth quarter of 2012 from IMTT was received in the same period.

Results of Operations: IMTT

We account for our 50% interest in IMTT using the equity method. To enable meaningful analysis of IMTT’s performance across periods, IMTT’s overall performance is discussed below, rather than IMTT’s contribution to our consolidated results.

Key Factors Affecting Operating Results:

•	terminal gross profit increased principally due to:
•	a weather related increase in heating gross profit;
•	an increase in revenue from firm commitments;
•	an increase in revenue from ancillary services; and
•	lower repairs and maintenance costs; and
•	higher environmental response gross profit.

Results of Operations: IMTT – (continued)

	Quarter Ended March 31,
	2014	2013	Change Favorable/(Unfavorable)
	$	$	$	%
	($ In Thousands) (Unaudited)
Revenue
Terminal revenue	133,690	121,332	12,358	10.2
Environmental response revenue	14,388	10,153	4,235	41.7
Total revenue	148,078	131,485	16,593	12.6
Costs and expenses
Terminal operating costs	51,847	50,304	(1,543)	(3.1)
Environmental response operating costs	11,240	7,887	(3,353)	(42.5)
Total operating costs	63,087	58,191	(4,896)	(8.4)
Terminal gross profit	81,843	71,028	10,815	15.2
Environmental response gross profit	3,148	2,266	882	38.9
Gross profit	84,991	73,294	11,697	16.0
General and administrative expenses	7,866	8,482	616	7.3
Depreciation and amortization	18,274	18,422	148	0.8
Operating income	58,851	46,390	12,461	26.9
Interest expense, net(1)	(7,133)	(6,606)	(527)	(8.0)
Other income	494	742	(248)	(33.4)
Provision for income taxes	(21,102)	(17,121)	(3,981)	(23.3)
Noncontrolling interest	(129)	(75)	(54)	(72.0)
Net income	30,981	23,330	7,651	32.8
Reconciliation of net income to EBITDA excluding non-cash items and cash provided by operating activities to Free Cash Flow:
Net income	30,981	23,330
Interest expense, net(1)	7,133	6,606
Provision for income taxes	21,102	17,121
Depreciation and amortization	18,274	18,422
Other non-cash expenses(2)	1,983	75
EBITDA excluding non-cash items	79,473	65,554	13,919	21.2
EBITDA excluding non-cash items	79,473	65,554
Interest expense, net(1)	(7,133)	(6,606)
Adjustments to derivative instruments recorded in interest expense(1)	(4,136)	(4,409)
Amortization of debt financing costs(1)	844	666
Provision for income taxes, net of changes in deferred taxes	(15,109)	(1,685)
Changes in working capital	5,248	(17,387)
Cash provided by operating activities	59,187	36,133
Changes in working capital	(5,248)	17,387
Maintenance capital expenditures(3)	(11,107)	(19,121)
Free cash flow	42,832	34,399	8,433	24.5

(1)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.

Results of Operations: IMTT – (continued)

(2)	IMTT management’s calculation of IMTT’s EBITDA includes various non-cash items, unlike MIC’s other businesses. In order to ensure IMTT’s EBITDA excluding non-cash items does in fact excludes non-cash items, and to promote consistency across its reporting segments, MIC has excluded known non-cash items when calculating IMTT’s EBITDA excluding non-cash items including primarily the non-cash pension expense of $1.8 million for the quarter ended March 31, 2014. The non-cash pension expense of $2.8 million was reported in changes in working capital for the quarter ended March 31, 2013.
(3)	Maintenance capital expenditures includes a reclassification from growth capital expenditures during the quarter ended March 31, 2013 of $509,000. The classification of capital expenditures as either growth or maintenance is the subject of ongoing review and discussions between MIC and its co-investor in IMTT.

Revenue and Gross Profit

Terminal revenues increased 10.2% or $12.4 million during the quarter ended March 31, 2014 as compared with the quarter ended March 31, 2013. The increase was primarily attributable to higher revenues from heating, firm commitments and ancillary services. IMTT’s contracts typically contain a fixed monthly charge for access to or use of IMTT’s infrastructure, which escalates with inflation similar to an availability payment. Together with storage charges, we refer to these payments as firm commitments.

The increase in ancillary services and heating revenues was primarily due to higher activity levels resulting from the cold weather as well as spikes in natural gas prices, which were passed through to customers. Firm commitments increased primarily due to an increase in rates. As expected, capacity utilization was flat at 92.7% due to the continued scheduled cleaning and inspection of large tanks.

Terminal operating costs were higher for the quarter ended March 31, 2014 as compared with the quarter ended March 31, 2013, primarily due to increased product heating costs which are typically passed through to customers, partially offset by lower repairs and maintenance costs due to Hurricane Sandy related costs incurred during the quarter ended March 31, 2013.

Gross profit from environmental response services increased due to a higher level of spill response activity, predominantly related to one large incident in the Houston Ship Channel, during the quarter ended March 31, 2014 compared with the quarter ended March 31, 2013.

General and Administrative Expense

General and administrative expenses decreased for the quarter ended March 31, 2014 as compared with the quarter ended March 31, 2013 primarily due to lower legal costs.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $378,000 and gains on derivative instruments of $31,000 for the quarters ended March 31, 2014 and 2013, respectively. Excluding the derivative adjustments, interest expense remained flat. Cash interest paid totaled $10.2 million and $8.8 million for the quarters ended March 31, 2014 and 2013, respectively. The increase in cash interest paid during the quarter ended March 31, 2014 was due to timing of the payments.

Results of Operations: IMTT – (continued)

Income Taxes

IMTT files a consolidated federal income tax return and state income tax returns in the states in which it operates.

For the year ending December 31, 2014, IMTT expects to pay $37.5 million of federal income taxes and $9.0 million of state income taxes. IMTT’s actual federal tax liability could be higher or lower depending on the cost and timing of the capital assets placed in service during the year or tax legislation. The “Provision for income taxes, net of changes in deferred taxes” of $15.1 million for the quarter ended March 31, 2014 in the table above, includes $12.2 million of federal income taxes and $2.9 million of state income taxes. The increase in current income taxes payable is due to utilization of available NOLs in prior periods and higher taxable income.

For the full year 2013, IMTT recorded $48.8 million of federal income tax expense and $12.3 million of state income tax expense. This includes $13.8 million and $4.7 million of current federal and state income taxes, respectively. The federal income tax expense exceeded the cash taxes primarily due to the benefit of accelerated tax depreciation.

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

Key Factors Affecting Operating Results:

•	a decrease in non-utility contribution margin per term; partially offset by
•	a decrease in operating costs.

Results of Operations: Hawaii Gas – (continued)

	Quarter Ended March 31,
	2014	2013	Change Favorable/(Unfavorable)
	$	$	$	%
	($ In Thousands) (Unaudited)
Contribution margin
Revenue – non-utility	34,206	32,085	2,121	6.6
Cost of revenue – non-utility	16,963	13,354	(3,609)	(27.0)
Contribution margin – non-utility	17,243	18,731	(1,488)	(7.9)
Revenue – utility	35,145	36,921	(1,776)	(4.8)
Cost of revenue – utility	25,229	26,654	1,425	5.3
Contribution margin – utility	9,916	10,267	(351)	(3.4)
Total contribution margin	27,159	28,998	(1,839)	(6.3)
Production	2,384	2,715	331	12.2
Transmission and distribution	4,803	5,866	1,063	18.1
Gross profit	19,972	20,417	(445)	(2.2)
Selling, general and administrative expenses	5,623	5,332	(291)	(5.5)
Depreciation and amortization	2,258	2,158	(100)	(4.6)
Operating income	12,091	12,927	(836)	(6.5)
Interest expense, net(1)	(1,787)	(1,705)	(82)	(4.8)
Other expense	(82)	(32)	(50)	(156.3)
Provision for income taxes	(4,027)	(4,483)	456	10.2
Net income(2)	6,195	6,707	(512)	(7.6)
Reconciliation of net income to EBITDA excluding non-cash items and cash provided by operating activities to Free Cash Flow:
Net income(2)	6,195	6,707
Interest expense, net(1)	1,787	1,705
Provision for income taxes	4,027	4,483
Depreciation and amortization	2,258	2,158
Other non-cash expenses	724	662
EBITDA excluding non-cash items	14,991	15,715	(724)	(4.6)
EBITDA excluding non-cash items	14,991	15,715
Interest expense, net(1)	(1,787)	(1,705)
Adjustments to derivative instruments recorded in interest expense(1)	(7)	(78)
Amortization of debt financing costs(1)	118	106
Provision for income taxes, net of changes in deferred taxes	(2,711)	(3,092)
Pension contribution(3)	(310)	—
Changes in working capital	(5,488)	(10,567)
Cash provided by operating activities	4,806	379
Changes in working capital	5,488	10,567
Maintenance capital expenditures	(1,658)	(1,006)
Free cash flow	8,636	9,940	(1,304)	(13.1)

(1)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.
(3)	Pension contribution of $450,000 for the quarter ended March 31, 2013 was reported in changes in working capital for this period.

Results of Operations: Hawaii Gas – (continued)

Contribution Margin and Operating Income

Non-utility volume decreased by 1.3% for the quarter ended March 31, 2014 compared with the quarter ended March 31, 2013, driven by a reduction in average customer inventory resulting from lower than anticipated local refinery production. Non-utility contribution margin decreased during the quarter ended March 31, 2014 as the result of higher propane costs, offset partially by selected pricing increases implemented mid-way through the first quarter of 2014. The volume of gas sold by the utility business decreased by 2.4% for the quarter ended March 31, 2014 compared with the quarter ended March 31, 2013 as a result of reduced demand from certain large commercial customers.

Hawaii Gas purchased approximately 70% of its LPG from off-island sources in the first quarter of 2014, compared with 63% in the fourth quarter of 2013, due to instability in the operations at the local refineries. To the extent this instability persists, it may continue to impact the sourcing of Hawaii Gas’s LPG supplies. As a result, Hawaii Gas continues to strengthen its relationships with off-island suppliers and to evaluate investing in additional local storage facilities.

The timing of off-island purchases in the first quarter of 2014 also coincided with a peak in the benchmark LPG price index (the “Mont Belvieu index”). The average price per gallon of LPG during the quarter rose by over 50% versus the prior comparable period, primarily as a result of the severe winter weather throughout the mainland and the resulting increased demand. The business is pursuing several initiatives to mitigate future volatility in supply prices including expanding storage and providing for greater flexibility in its supply contracts.

Production, transmission and distribution and selling, general and administrative expenses comprise primarily labor related expenses and professional fees. Collectively, these costs were lower for the quarter ended March 31, 2014 compared with the quarter ended March 31, 2013 due to lower welfare and benefit costs.

On March 6, 2014, Hawaii Gas received approval from the Hawaii Public Utilities Commission (“HPUC”) to land containerized liquefied natural gas (“LNG”) in Hawaii as a back-up fuel for its synthetic natural gas distribution system on Oahu. Hawaii Gas is currently the only company with regulatory approval to land and utilize LNG in Hawaii. On April 2, 2014 Hawaii Gas received its first shipment of LNG which was subsequently re-gasified and injected into the utility pipeline network. Hawaii Gas continues to pursue both a small-scale containerized LNG delivery program and a large-scale bulk storage and distribution program to supply multiple end markets throughout the state including utility power generation, ground and marine transportation.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $588,000 and $529,000 for the quarters ended March 31, 2014 and 2013, respectively. Excluding the derivative adjustments, interest expense remained flat during the quarter ended March 31, 2014 compared with the quarter ended March 31, 2013. Cash interest paid totaled $2.8 million and $2.7 million for the quarters ended March 31, 2014 and 2013, respectively.

Income Taxes

Income from Hawaii Gas is included in our consolidated federal income tax return, and is subject to Hawaii state income taxes. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business. For the year ended December 31, 2014, the business expects to pay state income taxes of approximately $1.4 million. The “Provision for income taxes, net of changes in deferred taxes” of $2.7 million for the quarter ended March 31, 2014 in the above table, includes $2.3 million of federal income taxes payable to MIC and $391,000 of state income taxes. Any current federal income tax liability is expected to be offset in consolidation by the application of NOLs.

Results of Operations: Atlantic Aviation

Key Factors Affecting Operating Results:

•	higher fuel gross profit primarily due to higher margin per gallon and higher gallons sold; and
•	higher rental and de-icing revenue; partially offset by
•	higher cash interest expense driven by higher average cost of debt partially offset by reduced debt levels; and
•	higher selling, general and administrative expenses due to weather and acquisition related expenses.

Results of Operations: Atlantic Aviation – (continued)

	Quarter Ended March 31,
	2014	2013	Change Favorable/(Unfavorable)
	$	$	$	%
	($ In Thousands) (Unaudited)
Revenue
Fuel revenue	145,937	140,344	5,593	4.0
Non-fuel revenue	48,024	43,796	4,228	9.7
Total revenue	193,961	184,140	9,821	5.3
Cost of revenue
Cost of revenue – fuel	102,058	99,785	(2,273)	(2.3)
Cost of revenue – non-fuel	4,694	4,721	27	0.6
Total cost of revenue	106,752	104,506	(2,246)	(2.1)
Fuel gross profit	43,879	40,559	3,320	8.2
Non-fuel gross profit	43,330	39,075	4,255	10.9
Gross profit	87,209	79,634	7,575	9.5
Selling, general and administrative expenses	47,243	43,477	(3,766)	(8.7)
Depreciation and amortization	14,933	13,871	(1,062)	(7.7)
Loss on disposal of assets	—	173	173	100.0
Operating income	25,033	22,113	2,920	13.2
Interest expense, net(1)	(9,565)	(4,099)	(5,466)	(133.3)
Other income (expense)	2	(4)	6	150.0
Provision for income taxes	(4,915)	(7,398)	2,483	33.6
Net income(2)	10,555	10,612	(57)	(0.5)
Reconciliation of net income to EBITDA excluding non-cash items and cash provided by operating activities to Free Cash Flow:
Net income(2)	10,555	10,612
Interest expense, net(1)	9,565	4,099
Provision for income taxes	4,915	7,398
Depreciation and amortization	14,933	13,871
Loss on disposal of assets	—	106
Other non-cash expense (income)	68	(68)
EBITDA excluding non-cash items	40,036	36,018	4,018	11.2
EBITDA excluding non-cash items	40,036	36,018
Interest expense, net(1)	(9,565)	(4,099)
Adjustments to derivative instruments recorded in interest expense(1)	2,626	25
Amortization of debt financing costs(1)	731	661
Provision for income taxes, net of changes in deferred taxes	(1,244)	(4,048)
Changes in working capital	(971)	3,158
Cash provided by operating activities	31,613	31,715
Changes in working capital	971	(3,158)
Maintenance capital expenditures	(817)	(1,465)
Free cash flow	31,767	27,092	4,675	17.3

(1)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.

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

The increase in total gross profit for the quarter ended March 31, 2014 compared with the quarter ended March 31, 2013 was the result of increased fuel gross profit along with increased rental revenue and de-icing gross profit. On a same store basis, total gross profit increased by 8.6%, volume of GA fuel sold increased by 3.8% and GA average fuel margin increased by 2.7% for the quarter ended March 31, 2014 compared with the quarter ended March 31, 2013.

Atlantic Aviation seeks to extend FBO leases prior to their maturity and to increase the portfolio’s weighted average lease life. The weighted average lease life increased from 18.8 years at March 31, 2013 to 19.2 years at March 31, 2014, notwithstanding the passage of one year. Including the locations related to the previously announced acquisitions, the weighted average lease life would be 19.7 years.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the quarter ended March 31, 2014 compared with the quarter ended March 31, 2013 primarily due to transaction and legal costs primarily associated with previously announced acquisitions.

On a same store basis, costs were 6.2% higher for the quarter ended March 31, 2014 compared with the quarter ended March 31, 2013 primarily due to weather related costs associated with the colder than normal temperatures in the Northeast U.S. Excluding the weather related costs in both periods, costs increased by 4.1%, mainly due to higher rent and incentives.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $4.5 million and $26,000 for the quarters ended March 31, 2014 and 2013, respectively. Excluding the derivative adjustments, interest expense increased due to the lower cost of debt in the prior comparable period, as the principal was unhedged, partially offset by lower debt levels in the current period. In 2014, the business anticipates cash interest to be approximately $29.0 million. The weighted average interest rate of all outstanding debt facilities, including any interest rate swaps, was 4.67% and 1.95% for the quarters ended March 31, 2014 and 2013, respectively. Cash interest paid was $6.2 million and $3.3 million for the quarters ended March 31, 2014 and 2013, respectively.

Income Taxes

Income generated by Atlantic Aviation is included in our consolidated federal income tax return. The business files state income tax returns in the states in which it operates. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business.

Results of Operations: Atlantic Aviation – (continued)

During the quarter ended March 31, 2014, Atlantic Aviation completed a tax planning initiative which is expected to reduce state taxes by approximately $2.0 million over the next several years. For 2014, the business expects to pay state income taxes of approximately $4.2 million. The “Provision for income taxes, net of changes in deferred taxes” of $1.2 million for the quarter ended March 31, 2014 in the above table, includes $329,000 of federal income taxes payable to MIC and $915,000 of state income taxes.

Contracted Power and Energy

Key Factors Affecting Operating Results:

•	revenue generated by the incremental increase in generating capacity; partially offset by
•	legal and professional expenses.

Results of Operations: Contracted Power and Energy – (continued)

	Quarter Ended March 31,
	2014	2013	Change Favorable/(Unfavorable)
	$	$	$	%
	($ In Thousands) (Unaudited)
Product sales	3,658	1,686	1,972	117.0
Service revenue	8,478	8,319	159	1.9
Finance lease revenue	747	1,055	(308)	(29.2)
Total revenue	12,883	11,060	1,823	16.5
Cost of revenue – product	860	108	(752)	NM
Cost of revenue – service(1)	6,202	6,213	11	0.2
Cost of revenue – total	7,062	6,321	(741)	(11.7)
Gross profit	5,821	4,739	1,082	22.8
Selling, general and administrative expenses	1,552	1,225	(327)	(26.7)
Depreciation	3,406	1,517	(1,889)	(124.5)
Amortization of intangibles	322	337	15	4.5
Operating income	541	1,660	(1,119)	(67.4)
Interest expense, net(2)	(2,645)	(1,877)	(768)	(40.9)
Other income, net	761	2,490	(1,729)	(69.4)
Provision for income taxes	(599)	(1,963)	1,364	69.5
Noncontrolling interest	527	(428)	955	NM
Net loss	(1,415)	(118)	(1,297)	NM
Reconciliation of net loss to EBITDA excluding non-cash items and cash provided by operating activities to Free Cash Flow:
Net loss	(1,415)	(118)
Interest expense, net(2)	2,645	1,877
Provision for income taxes	599	1,963
Depreciation(1)	5,110	3,215
Amortization of intangibles	322	337
Other non-cash income	(765)	(2,181)
EBITDA excluding non-cash items	6,496	5,093	1,403	27.5
EBITDA excluding non-cash items	6,496	5,093
Interest expense, net(2)	(2,645)	(1,877)
Adjustments to derivative instruments recorded in interest expense(2)	(1,525)	(1,286)
Amortization of debt financing costs(2)	192	180
Equipment lease receivable, net	996	967
Provision for income taxes, net of changes in deferred taxes	(389)	(203)
Changes in working capital	12,423	874
Cash provided by operating activities	15,548	3,748
Changes in working capital	(12,423)	(874)
Maintenance capital expenditures	(350)	(146)
Free cash flow	2,775	2,728	47	1.7

NM — Not meaningful

(1)	Includes depreciation expense related to our district energy business of $1.7 million for the quarters ended March 31, 2014 and 2013.
(2)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.

Results of Operations: Contracted Power and Energy – (continued)

Revenue and Gross Profit

The increase in revenue and gross profit for the quarter ended March 31, 2014 compared with the quarter ended March 31, 2013 reflects three months of operations of all solar facilities for the quarter ended March 31, 2014 compared with only one solar facility for the quarter ended March 31, 2013. This increase was partially offset by a decrease in finance lease revenue and cooler average temperatures.

Selling, General and Administrative Expense

Selling, general and administrative expenses are comprised primarily of acquisition-related fees, legal and other professional fees and management and incentive costs. The increase in selling, general and administrative expenses primarily relates to legal and professional expenses incurred during the first quarter of 2014.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $287,000 and $505,000 for the quarters ended March 31, 2014 and 2013, respectively. Excluding the derivative adjustments, interest expense increased for the quarter ended March 31, 2014 compared with the quarter ended March 31, 2013 due to higher debt balance. Cash interest totaled $2.4 million for the quarters ended March 31, 2014 and 2013.

Income Taxes

In 2013, our district energy business recorded a $137,000 Federal Alternative Minimum Tax liability and did not generate a regular federal income tax liability due to the application of NOL carryforwards. For 2014, the district energy business is expected to generate federal and state income cash tax liabilities of approximately $2.2 million and $959,000, respectively. The district energy business is expected to utilize its remaining federal NOLs, of approximately $2.9 million, to offset a portion of its federal taxable income for the year ending December 31, 2014.

The five solar projects within CP&E are held in various LLCs and treated as partnerships for income tax purposes. For 2014, MIC expects its allocated share of the taxable income from the five solar projects currently in operations to be approximately $4.8 million. The business’ federal taxable income differs from book income primarily as a result of differences in the depreciation of fixed assets.

Results of Operations: Corporate and Other

The financial results below reflect Corporate and Other’s performance during the periods below.

	Quarter Ended March 31,
	2014	2013	Change Favorable/(Unfavorable)
	$	$	$	%
	($ In Thousands) (Unaudited)
Base management fees	8,994	7,135	(1,859)	(26.1)
Performance fees	—	22,042	22,042	100.0
Selling, general and administrative expenses	1,046	1,606	560	34.9
Operating loss	(10,040)	(30,783)	20,743	67.4
Interest income	50	89	(39)	(43.8)
Other expense, net	—	(25)	25	100.0
Benefit for income taxes	1,055	9,342	(8,287)	(88.7)
Noncontrolling interest	(321)	(415)	94	22.7
Net loss(1)	(9,256)	(21,792)	12,536	57.5
Reconciliation of net loss to EBITDA excluding non-cash items and cash used in operating activities to Free Cash Flow:
Net loss(1)	(9,256)	(21,792)
Interest income	(50)	(89)
Benefit for income taxes	(1,055)	(9,342)
Base management fees to be settled/settled in LLC interests	8,994	7,135
Performance fees settled in LLC interests	—	22,042
Other non-cash expense	509	581
EBITDA excluding non-cash items	(858)	(1,465)	607	41.4
EBITDA excluding non-cash items	(858)	(1,465)
Interest income	50	89
Benefit for income taxes, net of changes in deferred taxes	2,297	5,911
Changes in working capital	(2,506)	(6,708)
Cash used in operating activities	(1,017)	(2,173)
Changes in working capital	2,506	6,708
Free cash flow	1,489	4,535	(3,046)	(67.2)

(1)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.

Summary of Our Proportionately Combined Results

We believe that our proportionately combined metrics, including proportionately combined gross profit, proportionately combined EBITDA excluding non-cash items, proportionately combined cash interest, proportionately combined cash taxes, proportionately combined maintenance capital expenditures, proportionately combined Free Cash Flow, proportionately combined Free Cash Flow per share, proportionately combined growth capital expenditures, and proportionately combined net debt, some of which are used in this Form 10-Q, provide our investors and management with additional insight into the financial results and cash generated as a result of our varied ownership interests in our businesses and investments. When we refer to the proportionately combined net debt and resultant leverage ratios, we exclude: (1) the net debt associated with CP&E as the capital structure of that business is more project finance related and the size of that reporting segment, on a proportionately combined basis, is minimal; and (2) any cash on hand at Holding Company. Given the nature of the businesses we own and our varied ownership levels of these businesses, management believes that GAAP measures such as net income and cash from operating activities do not fully reflect all of the items that our management considers in assessing the amount of cash generated by our ownership interest in our businesses and investments.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for further information for each of our businesses and Corporate and Other segment to see a reconciliation of EBITDA excluding non-cash to net income (loss), its closest comparable GAAP measure, and see reconciliation of Free Cash Flow to cash provided by (used in) operating activities, its closest comparable GAAP measure.

	For the Quarter Ended March 31, 2014
($ in Thousands) (Unaudited)	IMTT 50%	Hawaii Gas	Atlantic Aviation	Contracted Power and Energy(2)	MIC Corporate	Proportionately Combined(1)	IMTT 100%	Contracted Power and Energy 100%
Gross profit	42,496	19,972	87,209	3,567	N/A	153,243	84,991	5,821
EBITDA excluding non-cash items	39,737	14,991	40,036	3,878	(858)	97,783	79,473	6,496
Free cash flow	21,416	8,636	31,767	1,612	1,489	64,920	42,832	2,775

	For the Quarter Ended March 31, 2013
($ in Thousands) (Unaudited)	IMTT 50%	Hawaii Gas	Atlantic Aviation	Contracted Power and Energy(2)	MIC Corporate	Proportionately Combined(1)	IMTT 100%	Contracted Power and Energy 100%
Gross profit	36,647	20,417	79,634	2,489	N/A	139,187	73,294	4,739
EBITDA excluding non-cash items	32,777	15,715	36,018	2,542	(1,465)	85,587	65,554	5,093
Free cash flow	17,200	9,940	27,092	1,315	4,535	60,082	34,399	2,728

N/A — Not applicable.

(1)	Proportionately combined Free Cash Flow is equal to the sum of Free Cash Flow attributable to MIC’s ownership interest in each of its operating businesses and MIC Corporate.
(2)	Proportionately combined Free Cash Flow for Contracted Power and Energy is equal to MIC’s controlling ownership interest in its solar power generation and district energy businesses.

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

At March 31, 2014, we had no debt at the MIC holding company level. We may in the future consider borrowing money at the MIC holding company level in circumstances where the cost of capitalizing our businesses, collectively, or the terms and covenants available could be improved as a result. Our use of debt instruments at the holding company level or otherwise depends on multiple factors including but not limited to: the condition of the debt capital markets; the operating performance of our businesses and investments; the near and long term capital needs of our businesses; our ability to stagger debt maturities across our portfolio; and, where applicable, express or implied debt ratings.

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

Liquidity and Capital Resources: Consolidated – (continued)

Analysis of Consolidated Historical Cash Flows from Operations

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2014	2013
($ In Thousands)	$	$	$	%
Cash provided by operating activities	59,077	33,669	25,408	75.5
Cash used in investing activities	(22,613)	(14,875)	(7,738)	(52.0)
Cash used in financing activities	(61,268)	(5,723)	(55,545)	NM

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

The increase in consolidated cash provided by operating activities for the quarter ended March 31, 2014 compared with the quarter ended March 31, 2013 was primarily due to:

•	increase in payments out of restricted cash account for the completion of construction of solar projects that were online by the end of 2013;
•	timing of fourth quarter cash distributions received from IMTT; and
•	improved operating results offset by higher cash interest paid at Atlantic Aviation.

Distributions from IMTT are reflected in our consolidated cash provided by operating activities only up to our cumulative 50% share of IMTT’s earnings recorded since our investment in IMTT. Cumulative distributions in excess of this are reflected in our consolidated cash from investing activities as a return of investment in unconsolidated business.

Investing Activities

The increase in consolidated cash used in investing activities for the quarter ended March 31, 2014 compared with the quarter ended March 31, 2013 was primarily due to increase in growth capital expenditures at Atlantic Aviation and CP&E.

Financing Activities

The dividend for the fourth quarter of 2012 was paid during that quarter. The dividend for the fourth quarter of 2013 was paid in the first quarter of 2014, as is customary. This resulted in a $51.5 million increase in cash used in financing activities during the quarter ended March 31, 2014.

See below for further description of the cash flows related to our businesses.

Liquidity and Capital Resources: IMTT

The following analysis represents 100% of the cash flows of IMTT, rather than just the composition of cash flows that are included in our consolidated cash flows. We believe this is the most appropriate and meaningful approach to discussion of the historical cash flow trends of IMTT. We account for our 50% ownership of this business using the equity method.

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2014	2013
($ In Thousands)	$	$	$	%
Cash provided by operating activities	59,187	36,133	23,054	63.8
Cash used in investing activities	(29,602)	(50,928)	21,326	41.9
Cash (used in) provided by financing activities	(28,498)	13,580	(42,078)	NM

NM — Not meaningful

Operating Activities

Cash provided by operating activities at IMTT is generated primarily from firm commitments and ancillary services that are billed monthly, primarily in advance. Cash used in operating activities is mainly for payroll and benefits costs, maintenance and repair of fixed assets, utilities and professional services, interest payments and payments to tax jurisdictions.

Cash provided by operating activities increased for the quarter ended March 31, 2014 compared with the quarter ended March 31, 2013, primarily as a result of:

•	improved operating results; and
•	lower tax payments primarily due to a tax payment in January of 2013 that was deferred from 2012 as a result of an IRS postponement of time to pay due to Hurricane Isaac.

Investing Activities

Cash used in investing activities primarily relates to capital expenditures which were lower for the quarter ended March 31, 2014 compared with the quarter ended March 31, 2013. Total cash capital expenditures decreased from $50.8 million for the quarter ended March 31, 2013 to $29.6 million for the quarter ended March 31, 2014. Total capital expenditures, on an accrual basis, decreased from $34.2 million for the quarter ended March 31, 2013 to $21.1 million for the quarter ended March 31, 2014.

Maintenance and Environmental Capital Expenditure

During the quarters ended March 31, 2014 and 2013, IMTT incurred $11.1 million and $19.1 million, respectively, on maintenance and environmental capital expenditures. Of the $19.1 million spent for the quarter ended March 31, 2013, $5.9 million was associated with repairs to the Bayonne terminal as a result of damage from Hurricane Sandy.

The classification of capital expenditures as either growth or maintenance is the subject of ongoing discussions between MIC and its co-investor in IMTT. For a summary of the approach that MIC uses to categorize capital expenditures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Classification of Maintenance Capital Expenditures and Growth Capital Expenditures” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. We believe that IMTT management has not used or has inconsistently applied a framework in the categorization of capital expenditures. At MIC’s insistence, the board of IMTT unanimously instructed IMTT management to engage a third party accounting firm to conduct a review of IMTT’s capital expenditure processes and conduct control testing of these processes. This review is ongoing.

Growth Capital Expenditure

IMTT incurred growth capital expenditures of $10.0 million and $15.1 million for the quarters ended March 31, 2014 and 2013, respectively.

Liquidity and Capital Resources: IMTT – (continued)

At March 31, 2014, IMTT has growth projects with outstanding expenditures that are anticipated to have a total cost of $82.4 million, including $28.3 million of support infrastructure projects and some trailing costs from projects brought on line in the prior years. To date, $34.9 million has been spent on these projects. These projects are anticipated to generate an additional $12.4 million of annualized gross profit and EBITDA as outlined in the table below.

	Anticipated Incremental Gross Profit/EBITDA	Anticipated Cumulative Gross Profit/EBITDA
2013	$2.0 million	$2.0 million
2014	6.0 million	8.0 million
2015	4.4 million	12.4 million

IMTT management is reviewing a significant pipeline of expansion projects of which it is actively considering projects of over $100.0 million. Returns on these projects are anticipated to be in line with historical levels.

Financing Activities

Cash used in financing activities for the quarter ended March 31, 2014 compared with cash provided by financing activities for the quarter ended March 31, 2013 reflects a higher level of distributions to shareholders and a net repayment of debt compared to net borrowings, partially offset by debt refinancing costs incurred in 2013.

At March 31, 2014, the balance on IMTT’s total debt facilities was $956.6 million. This consisted of $336.3 million in letter of credit backed tax-exempt bonds, $178.0 million in bank owned tax-exempt bonds, $419.4 million in revolving credit facilities and $22.9 million in shareholder loans. The weighted average interest rate of the outstanding debt facilities, including any interest rate swaps and fees associated with outstanding letters of credit was 4.20%. Cash interest paid was $10.2 million and $8.8 million for the quarters ended March 31, 2014 and 2013, respectively. The increase in cash interest paid during the quarter ended March 31, 2014 was primarily due to timing of the payments.

The financial covenant requirements under IMTT’s revolving credit facility, and the calculation of these measures at March 31, 2014, were as follows:

•	Leverage Ratio < 5.00x (default threshold). The ratio at March 31, 2014 was 3.60x.
•	Interest Coverage Ratio > 3.00x (default threshold). The ratio at March 31, 2014 was 6.08x.

For a description of the material terms of IMTT’s credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Liquidity and Capital Resources: Hawaii Gas

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2014	2013
($ In Thousands)	$	$	$	%
Cash provided by operating activities	4,806	379	4,427	NM
Cash used in investing activities	(3,532)	(3,506)	(26)	(0.7)
Cash provided by financing activities	—	20,000	(20,000)	(100.0)

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

The increase in cash provided by operating activities for the quarter ended March 31, 2014 compared with the quarter ended March 31, 2013 was driven primarily by inventory change due to the timing of off-island shipments of LPG.

Investing Activities

Cash used in investing activities is composed primarily of capital expenditures. Capital expenditures are funded by cash from operating activities as well as drawing on credit facilities.

The following table sets forth information about capital expenditures at Hawaii Gas ($ in thousands):

	Maintenance	Growth
Quarter ended March 31, 2014, accrual basis	$1,658	$1,146
Change in accrued capital expenditure balance from December 31, 2013	234	527
Quarter ended March 31, 2014, cash basis	$1,892	$1,673
Quarter ended March 31, 2013, accrual basis	$1,006	$1,129
Change in accrued capital expenditure balance from December 31, 2012	748	580
Quarter ended March 31, 2013, cash basis	$1,754	$1,709

Maintenance Capital Expenditure

Maintenance capital expenditures for the quarter ended March 31, 2014 increased compared with the quarter ended March 31, 2013 due to the timing of pipeline renewal projects.

Growth Capital Expenditure

Growth capital expenditures for the quarter ended March 31, 2014 were lower compared with the quarter ended March 31, 2013 driven mainly by the timing of new customer installations.

Financing Activities

The main drivers of cash provided by financing activities are drawings on facilities for capital expenditures and working capital needs. At March 31, 2014, the balance on the business’ debt facilities consisted of $180.0 million in term loan and senior secured note borrowings. Cash provided by financing activities during the quarter ended March 31, 2013 reflects the drawdown of the revolving credit facility of $20.0 million for working capital requirements related to imports of off-island LPG cargos and to fund a portion of capital expenditures. The full amount was repaid during the second quarter of 2013.

The weighted average interest rate of the outstanding debt facilities, including the interest rate swap, was 3.63% at March 31, 2014. Cash interest paid was $2.8 million and $2.7 million for the quarters ended March 31, 2014 and 2013, respectively.

Liquidity and Capital Resources: Hawaii Gas – (continued)

The financial covenants precluding distributions under each of the business’ credit facilities discussed above are as follows:

•	12 month backward interest coverage ratio less than 3.0x; and
•	Leverage ratio (total indebtedness to capitalization ratio) for any fiscal quarter greater than 65.0%.

At March 31, 2014, the 12 month backward interest coverage ratio was 7.94x at the holding company and 14.62x at the operating company. The leverage ratio at March 31, 2014 was 58.17% at the holding company and 32.40% at the operating company.

Additionally, the HPUC requires the consolidated debt to total capital for the holding company to be less than 65% and that $20.0 million in cash resources be readily available at Hawaii Gas or MIC. At March 31, 2014, the debt to total capital ratio was 58.17% and $20.0 million in cash resources was readily available.

For a description of the material terms of Hawaii Gas’s credit facilities, see Note 9 “Long-Term Debt” in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Liquidity and Capital Resources: Atlantic Aviation

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2014	2013
($ In Thousands)	$	$	$	%
Cash provided by operating activities	31,613	31,715	(102)	(0.3)
Cash used in investing activities	(8,604)	(3,672)	(4,932)	(134.3)
Cash used in financing activities	(2,716)	(25,095)	22,379	89.2

Operating Activities

Cash provided by operating activities at Atlantic Aviation is generated from sales transactions primarily paid by credit cards. Some customers are provided extended payment terms and are billed accordingly. Cash used in operating activities is mainly for payments to vendors of fuel and professional services, as well as payroll costs and payments to tax jurisdictions.

Cash provided by operating activities was flat during the quarter ended March 31, 2014 compared with the quarter ended March 31, 2013 primarily due to:

•	higher cash interest paid primarily due to higher interest rates; and
•	higher taxes paid; partially offset by
•	improved operating results.

Investing Activities

Cash used in investing activities relates primarily to cash used for acquisitions and capital expenditures. Cash provided by investing activities relates primarily to proceeds from the sale of FBOs. Cash used in investing activities increased during the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013 primarily due to increased growth capital expenditures.

The following table sets forth information about capital expenditures at Atlantic Aviation ($ in thousands):

	Maintenance	Growth
Quarter ended March 31, 2014, accrual basis	$817	$7,738
Change in accrued capital expenditure balance from December 31, 2013	177	(7)
Quarter ended March 31, 2014, cash basis	$994	$7,731
Quarter ended March 31, 2013, accrual basis	$1,465	$1,846
Change in accrued capital expenditure balance from December 31, 2012	173	190
Quarter ended March 31, 2013, cash basis	$1,638	$2,036

Maintenance Capital Expenditure

Maintenance capital expenditures were lower for the quarter ended March 31, 2014 compared with the quarter ended March 31, 2013 due to replacement of equipment at existing locations and increased investments in FBO and information technology incurred during the first quarter of 2013.

Growth Capital Expenditure

Growth capital expenditures incurred during the quarter ended March 31, 2014 related primarily to facility upgrades that are intended to improve the capabilities and amenities of these facilities and investments in fuel supply chain logistics. Atlantic Aviation expects an increase in growth capital expenditures from 2013 to 2014, primarily due to the purchase of fuel supply chain logistics assets, the construction of hangars and remodels of certain facilities to upgrade their capabilities and attain lease extensions.

Financing Activities

Cash used in financing activities decreased primarily due to larger payments on the principal balance of the term loan debt during the quarter ended March 31, 2013 of $24.6 million compared with $1.4 million for the quarter ended March 31, 2014.

Liquidity and Capital Resources: Atlantic Aviation – (continued)

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

At March 31, 2014, the balance on Atlantic Aviation’s debt facilities included $511.3 million outstanding on the term loan facility. The revolving credit facility remains undrawn as of March 31, 2014. The facilities bear interest at a rate of LIBOR plus a margin of 2.50% with a minimum LIBOR of 0.75% through the maturity of the term loan in June of 2020 and the maturity of the revolving credit facility in May of 2018.

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

On January 22, 2014, Atlantic Aviation entered into an incremental joinder agreement that provided the business with an incremental term loan facility of $100.0 million on the same terms as the existing term loan facility. On April 30, 2014, the business drew this debt of which the proceeds were primarily used to fund the Galaxy Acquisitions. During the second quarter of 2014, Atlantic Aviation expects to enter into an interest rate swap to hedge the floating rate interest exposure.

Atlantic Aviation also has stand-alone debt facilities used to fund construction of certain FBOs. At March 31, 2014, the balances on the stand-alone facilities totaled $5.1 million. The interest rates on these stand-alone facilities are fixed at 4.34%. The current weighted average interest rate of all outstanding debt facilities, including the interest rate swaps, is 4.67%. Cash interest paid was $6.2 million and $3.3 million for the quarters ended March 31, 2014 and 2013, respectively.

At March 31, 2014, Atlantic Aviation’s net debt to adjusted EBITDA was 3.01x (versus a covenant of 4.75x). For a description of the material terms of Atlantic Aviation’s credit facilities, see Note 9, “Long-Term Debt”, in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Liquidity and Capital Resources: Contracted Power and Energy

The financial results discussed below reflect 100% of CP&E’s performance during the periods presented below, rather than our interests in our solar power generation and district energy business.

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2014	2013
($ In Thousands)	$	$	$	%
Cash provided by operating activities	15,548	3,748	11,800	NM
Cash used in investing activities	(10,477)	(7,697)	(2,780)	(36.1)
Cash used in financing activities	(7,151)	(494)	(6,657)	NM

NM — Not meaningful

Operating Activities

Cash provided by operating activities is driven primarily by revenue collected from power purchase agreements (“PPA”), customer contracts for products and services provided and leased equipment payments received (including non-revenue lease principal). The change in cash provided by operating activities is a result of payments this quarter, out of a restricted cash account, for the completion of construction for projects that were online by the end of 2013.

Investing Activities

Cash used in investing activities is mainly comprised of growth capital expenditures to construct solar projects, which are generally funded by drawing on construction loans and equity contributions from MIC and/or its co-investor. After construction is complete, we do not expect to incur substantial capital expenditures at our solar sites as most upgrades, replenishments and repairs are covered under the operations and maintenance (“O&M”) contract.

In April of 2014, the Company signed a Stock Purchase Agreement to sell its interest in the district energy business. The sale is expected to conclude in the second half of 2014, subject to certain customary closing conditions, and the net proceeds are expected to be reinvested in the Contracted Power and Energy business.

The following table sets forth information about capital expenditures at CP&E ($ in thousands):

	Maintenance	Growth
Quarter ended March 31, 2014, accrual basis	$350	$667
Change in accrued capital expenditure balance from December 31, 2013	(212)	8,518
Quarter ended March 31, 2014, cash basis	$138	$9,185
Quarter ended March 31, 2013, accrual basis	$146	$12,113
Change in accrued capital expenditure balance from December 31, 2012	112	(4,674)
Quarter ended March 31, 2013, cash basis	$258	$7,439

Maintenance Capital Expenditure

The business expects to spend approximately $1.0 million per year on capital expenditures, predominately relating to the replacement of parts, system reliability, customer service and minor system modifications at our district energy facilities. Maintenance capital expenditures will be funded from available facilities and cash from operating activities. These expenditures were lower during the quarter ended March 31, 2014 due to the timing of spend on ordinary course maintenance projects.

Growth Capital Expenditure

The increase in growth capital expenditures for the quarter ended March 31, 2014 compared with the quarter ended March 31, 2013 is primarily due to the construction of solar projects and the timing of spend related to connecting new customers.

Liquidity and Capital Resources: Contracted Power and Energy – (continued)

Financing Activities

Cash used in financing activities increased during the quarter ended March 31, 2014 compared with the quarter ended March 31, 2013 primarily due to larger net repayments on term loan debt and capital contribution from noncontrolling interest during the quarter ended March 31, 2013 that did not recur this period.

Each of the five solar projects and the district energy business are financed individually with non-recourse debt. At March 31, 2014, the outstanding balance on term loan debt at the five combined solar projects was $141.7 million with a weighted average interest rate of 4.66%. During the quarter ended March 31, 2014, three solar projects converted construction loans to term loans with fixed interest rates and maturities ranging from 20 – 23 years. The outstanding debt balance at our district energy business was $149.9 million at March 31, 2014, all of which is classified as current portion of long-term debt on the consolidated condensed balance sheet, with a weighted average interest rate of 6.25%. In accordance with the debt agreements, 100% of excess free cash flows generated at the district cooling facility are being utilized to repay the debt facility. All of the CP&E credit facilities were compliant with their respective covenants at March 31, 2014. Cash interest paid at CP&E for the quarters ended March 31, 2014 and 2013 was $2.4 million.

For a description of the material terms of CP&E’s credit facilities, see Note 9, “Long-Term Debt”, in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Commitments and Contingencies

At March 31, 2014, there had been no material changes in our commitments and contingencies compared with our commitments and contingencies at December 31, 2013. At March 31, 2014, we did not have any material purchase obligations. For a discussion of our other future obligations, due by period, under the various contractual obligations, off-balance sheet arrangements and commitments, please see “Liquidity and Capital Resources — Commitments and Contingencies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on February 19, 2014.

At March 31, 2014, we did not have any material reserves for contingencies. We have other contingencies occurring in the normal course of business, including pending legal and administrative proceedings that are not reflected at this time as they are not ascertainable.

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

Critical Accounting Policies and Estimates

For critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Our critical accounting policies and estimates have not changed materially from the description contained in our Annual Report.

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

If an entity concludes that it is more likely than not that the fair value of reporting unit is less than its carrying amount, it needs to perform the two-step impairment test. This requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values, which included the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared with its corresponding carrying value. Hawaii Gas, Atlantic Aviation and our district energy business, within the CP&E reporting segment, are separate reporting units for purposes of this analysis. The impairment test for trademarks, which are not amortized, requires the determination of the fair value of such assets. If the fair value of the trademarks are less than their carrying value, an impairment loss is recognized in an amount equal to the difference. We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and/or intangible assets. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or material negative change in relationship with significant customers.

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

Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Our exposure to market risk has not changed materially since February 19, 2014, our 10-K filing date.

Controls and Procedures

Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED BALANCE SHEETS
($ in Thousands, Except Share Data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$208,569	$233,373
Restricted cash	38,562	51,884
Accounts receivable, less allowance for doubtful accounts of $1,121 and $953, respectively	66,990	60,823
Inventories	24,779	25,834
Prepaid expenses	8,654	10,132
Deferred income taxes	5,320	6,197
Equipment lease receivables current	8,690	8,515
Other	11,140	9,792
Total current assets	372,704	406,550
Property, equipment, land and leasehold improvements, net	854,687	854,169
Equipment lease receivables non-current	15,019	16,155
Investment in unconsolidated business	89,434	83,703
Goodwill	514,343	514,494
Intangible assets, net	584,085	592,850
Deferred financing costs, net of accumulated amortization	22,356	22,740
Other	8,010	10,204
Total assets	$2,460,638	$2,500,865
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Due to manager – related party	$3,134	$3,032
Accounts payable	29,567	28,850
Accrued expenses	29,021	42,713
Current portion of long-term debt	160,181	163,083
Fair value of derivative instruments	11,283	13,027
Other	18,689	20,747
Total current liabilities	251,875	271,452
Long-term debt, net of current portion	827,729	831,027
Deferred income taxes	195,226	189,719
Other	55,648	55,399
Total liabilities	1,330,478	1,347,597
Commitments and contingencies	—	—
Members’ equity:
LLC interests, no par value; 500,000,000 authorized; 56,459,047 LLC interests issued and outstanding at March 31, 2014 and 56,295,595 LLC interests issued and outstanding at December 31, 2013	1,184,108	1,226,733
Additional paid in capital	21,447	21,447
Accumulated other comprehensive loss	(8,652)	(8,445)
Accumulated deficit	(177,141)	(197,507)
Total members’ equity	1,019,762	1,042,228
Noncontrolling interests	110,398	111,040
Total equity	1,130,160	1,153,268
Total liabilities and equity	$2,460,638	$2,500,865

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
($ in Thousands, Except Share and Per Share Data)

	Quarter Ended March 31, 2014	Quarter Ended March 31, 2013
Revenue
Revenue from product sales	$183,801	$174,115
Revenue from product sales – utility	35,145	36,921
Service revenue	56,502	52,115
Financing and equipment lease income	747	1,055
Total revenue	276,195	264,206
Costs and expenses
Cost of product sales	122,917	116,993
Cost of product sales – utility	29,380	31,489
Cost of services	10,896	10,934
Selling, general and administrative	55,464	49,209
Fees to manager – related party	8,994	29,177
Depreciation	12,154	9,255
Amortization of intangibles	8,765	8,628
Loss on disposal of assets	—	173
Total operating expenses	248,570	255,858
Operating income	27,625	8,348
Other income (expense)
Interest income	64	94
Interest expense(1)	(14,011)	(7,686)
Equity in earnings and amortization charges of investee	14,287	10,462
Other income (expense), net	681	(2)
Net income before income taxes	28,646	11,216
Provision for income taxes(2)	(8,486)	(4,502)
Net income	$20,160	$6,714
Less: net (loss) income attributable to noncontrolling interests	(206)	843
Net income attributable to MIC LLC	$20,366	$5,871
Basic income per share attributable to MIC LLC interest holders	$0.36	$0.12
Weighted average number of shares outstanding: basic	56,369,295	47,584,661
Diluted income per share attributable to MIC LLC interest holders	$0.36	$0.12
Weighted average number of shares outstanding: diluted	56,382,205	47,603,257
Cash dividends declared per share	$0.9375	$0.6875

(1)	Interest expense includes losses on derivative instruments of $5.3 million and $1.1 million for the quarters ended March 31, 2014 and 2013, respectively, of which net losses of $239,000 and $398,000, respectively, was reclassified from accumulated other comprehensive loss.
(2)	Includes $95,000 and $158,000 of benefit for income taxes from accumulated other comprehensive loss reclassifications for the quarters ended March 31, 2014 and 2013, respectively.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
($ in Thousands)

	Quarter Ended March 31, 2014	Quarter Ended March 31, 2013
Net income	$20,160	$6,714
Other comprehensive (loss) income, net of taxes:
Reclassification of realized losses of derivatives into earnings(1)	150	250
Translation adjustment(2)	(285)	—
Other comprehensive (loss) income	(135)	250
Comprehensive income	$20,025	$6,964
Less: comprehensive (loss) income attributable to noncontrolling interests	(134)	963
Comprehensive income attributable to MIC LLC	$20,159	$6,001

(1)	Reclassification of realized losses of derivatives is composed of (i) pre-tax derivative losses into interest expense of $239,000 and $398,000, respectively, and the related tax benefit of $95,000 and $158,000, respectively, in the consolidated condensed statements of operations; and (ii) pre-tax derivative losses of $10,000 and $15,000, respectively, as an adjustment to investment in unconsolidated business, and an adjustment to deferred taxes of $4,000 and $5,000, respectively, in the consolidated condensed balance sheet for the quarters ended March 31, 2014 and 2013, respectively.
(2)	Translation adjustment is presented net of taxes of $154,000 for the quarter ended March 31, 2014.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in Thousands)

	Quarter Ended March 31, 2014	Quarter Ended March 31, 2013
Operating activities
Net income	$20,160	$6,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	13,858	10,953
Amortization of intangible assets	8,765	8,628
Loss on disposal of assets	—	106
Equity in earnings and amortization charges of investee	(14,287)	(10,462)
Equity distributions from investee	8,127	—
Amortization of debt financing costs	1,041	947
Adjustments to derivative instruments	1,094	(1,339)
Base management fees to be settled/settled in LLC interests	8,994	7,135
Performance fees settled in LLC interests	—	22,042
Equipment lease receivable, net	996	967
Deferred rent	50	64
Deferred taxes	6,439	3,070
Other non-cash expenses (income), net	692	(1,913)
Changes in other assets and liabilities:
Restricted cash	14,643	1,271
Accounts receivable	(6,431)	(6,238)
Inventories	1,973	(2,394)
Prepaid expenses and other current assets	(492)	(2,462)
Due to manager – related party	(116)	(11)
Accounts payable and accrued expenses	(4,166)	(2,001)
Income taxes payable	(69)	94
Other, net	(2,194)	(1,502)
Net cash provided by operating activities	59,077	33,669
Investing activities
Acquisitions of businesses and investments, net of cash acquired	(1,052)	—
Purchases of property and equipment	(21,613)	(14,834)
Other, net	52	(41)
Net cash used in investing activities	(22,613)	(14,875)

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS – (continued)
(Unaudited)
($ in Thousands)

	Quarter Ended March 31, 2014	Quarter Ended March 31, 2013
Financing activities
Proceeds from long-term debt	$4,884	$21,192
Dividends paid to holders of LLC interests	(51,469)	—
Proceeds from the issuance of LLC interests pursuant to MIC Direct	72	—
Contributions received from noncontrolling interests	—	2,000
Distributions paid to noncontrolling interests	(656)	(247)
Payment of long-term debt	(11,084)	(28,050)
Debt financing costs paid	(1,050)	—
Change in restricted cash	(1,506)	—
Payment of notes and capital lease obligations	(454)	(485)
Other, net	(5)	(133)
Net cash used in financing activities	(61,268)	(5,723)
Net change in cash and cash equivalents	(24,804)	13,071
Cash and cash equivalents, beginning of period	233,373	141,376
Cash and cash equivalents, end of period	$208,569	$154,447
Supplemental disclosures of cash flow information
Non-cash investing and financing activities:
Accrued equity offering costs	$1	$195
Accrued financing costs	$—	$665
Accrued purchases of property and equipment	$1,797	$5,755
Acquisition of equipment through capital leases	$—	$1,135
Issuance of LLC interests to manager for performance fees	$—	$43,820
Issuance of LLC interests to manager for base management fees	$8,777	$6,299
Conversion of construction loan to term loan	$60,360	$—
Distributions payable to noncontrolling interests	$128	$214
Taxes paid	$2,116	$1,338
Interest paid	$11,351	$8,471

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

The Company owns its businesses through its wholly-owned subsidiary, Macquarie Infrastructure Company Inc., or MIC Inc. The Company’s businesses operate predominantly in the United States and consist of the following:

•	International Matex Tank Terminals or “IMTT”: a 50% interest in a bulk liquid terminals business, which provides bulk liquid storage and handling services at ten marine terminals in the United States and two in Canada and is one of the largest participants in this industry in the U.S., based on storage capacity;
•	Hawaii Gas: a full-service gas energy company processing and distributing gas products and providing related services in Hawaii;
•	Atlantic Aviation: an airport services business providing products and services, including fuel and aircraft hangaring/parking, to owners and operators of general aviation aircraft at 63 airports in the U.S.; and
•	Contracted Power and Energy: consists of controlling interests in five contracted solar power generation facilities located in the southwest U.S. and a 50.01% controlling interest in a district energy business which operates one of the largest district cooling systems in the U.S.

2. Basis of Presentation

The unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of consolidated condensed financial statements in conformity with GAAP requires estimates and assumptions. Management evaluates these estimates and assumptions on an ongoing basis. Actual results may differ from the estimates and assumptions used in the financial statements and notes. Operating results for the quarter ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The consolidated balance sheet at December 31, 2013 has been derived from audited financial statements but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. Certain reclassifications were made to the financial statements for the prior period to conform to current period presentation.

MACQUARIE INFRASTRUCTURE COMPANY LLC

 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

2. Basis of Presentation  – (continued)

The interim financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 19, 2014.

3. Income per Share

Following is a reconciliation of the basic and diluted number of shares used in computing income per share:

	Quarter Ended March 31,
	2014	2013
Weighted average number of shares outstanding: basic	56,369,295	47,584,661
Dilutive effect of restricted stock unit grants	12,910	18,596
Weighted average number of shares outstanding: diluted	56,382,205	47,603,257

The effect of potentially dilutive shares for the quarter ended March 31, 2014 is calculated assuming that the 12,910 restricted stock unit grants provided to the independent directors on May 20, 2013, which will vest during the second quarter of 2014, had been fully converted to shares on the grant date.

The effect of potentially dilutive shares for the quarter ended March 31, 2013 is calculated assuming that the 18,208 restricted stock unit grants provided to the independent directors on May 31, 2012, which vested during the second quarter of 2013, and the 895 restricted stock unit grants issued on February 21, 2013, which vested during the second quarter of 2013, had been fully converted to shares on those grant dates.

4. Acquisitions

Contracted Power and Energy Acquisitions

During 2013, the Company invested in three utility-scale solar photovoltaic contracted power generation facilities, one at Davis Monthan Air Force Base (the “DMAFB Project”) located in Tucson, Arizona, one in Valley Center, California (the “Valley Center Project”) and one near Ramona, California (the “Ramona Project”). These three projects commenced operations during December of 2013 and have a combined generating capacity of 27 megawatts (“MWac”) of electricity.

The acquisition price can vary depending on, among other things, factors such as the size of project, power purchase agreement (“PPA”) contract terms, eligibility for tax incentives, debt package, operating cost structure and development stage. A completed project takes out all of the construction risk, testing and costs associated with construction contracts.

The solar power generation businesses, within the Contracted Power and Energy segment, are held in LLCs with a co-investor. Each project’s taxable income for the first five years is expected to be a loss due to accelerated depreciation, with 99% of the taxable loss, subject to certain adjustments that are not expected to be significant, allocated to the co-investor. Accordingly, these projects should have a nominal effect on MIC’s consolidated current taxable income for at least the first five years of each project. The projects do not pay federal or state income taxes on a standalone basis, as the projects are treated as a partnership for tax purposes, with each member paying federal and state income taxes on their allocated taxable income.

MIC has certain rights to make decisions over the management and operations of the projects and the Company has determined that it is appropriate to consolidate the projects with the co-investor’s interest reflected as a “noncontrolling interest” in the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

4. Acquisitions  – (continued)

Acquisition of — Davis Monthan Air Force Base, Arizona

On July 19, 2013, the Company contributed $7.9 million, as a capital investment, and completed the acquisition of the DMAFB Project for an initial purchase price of $11.0 million subject to customary closing conditions described below. The Company entered into an LLC agreement with a noncontrolling interest co-investor who made a capital contribution of $23.0 million during the fourth quarter of 2013. The purchase price was adjusted by $1.5 million in the first quarter of 2014 in accordance with the acquisition agreement, which includes provisions that adjusted the purchase price based on final construction costs, financing terms and other insignificant project-related costs. As a result, a final payment of $1.2 million was made during the first quarter of 2014, resulting in a final purchase price of $9.5 million for this project. This facility is expected to generate approximately 13 megawatts of electricity.

In connection with the acquisition, the Company assumed $22.4 million in construction financing. The DMAFB Project commenced operations during December of 2013. The construction loan was converted to term debt during February of 2014.

Acquisition of — Valley Center, California

On September 20, 2013, the Company contributed $6.8 million, as a capital investment, and completed the acquisition of the Valley Center Project for a purchase price of $5.6 million. The Company entered into an LLC agreement with a noncontrolling interest co-investor who made a capital contribution of $14.5 million during the fourth quarter of 2013. This facility is expected to generate approximately 7 megawatts of electricity.

In connection with the acquisition, the Company entered into a construction loan agreement and drew down $10.2 million. The Valley Center Project commenced operations during December of 2013. The construction loan was converted to term debt during February of 2014.

Acquisition of — Ramona, California

On October 8, 2013, the Company contributed $6.1 million, as a capital investment, and completed the acquisition of the Ramona Project for a purchase price of $4.9 million. The Company entered into an LLC agreement with a noncontrolling interest co-investor who made a capital contribution of $13.8 million during the fourth quarter of 2013. This facility is expected to generate approximately 7 megawatts of electricity.

In connection with the acquisition, the Company entered into a construction loan agreement and drew down $10.4 million. The Ramona Project commenced operations during December of 2013. The construction loan was converted to term debt during February of 2014.

Had the DMAFB Project, Valley Center Project and Ramona Project acquisitions occurred as of January 1, 2013, the Company’s consolidated results of operations would not have been materially different. For the quarter ended March 31, 2014 and the year ended December 31, 2013, the Company recorded transaction related costs of $228,000 and $2.2 million, respectively, in selling, general, and administrative expense for these investments.

Atlantic Aviation Acquisition

Acquisition of Kansas City FBO

On December 6, 2013, Atlantic Aviation completed the acquisition of the assets and liabilities of the fixed based operations (“FBO”) at Charles B. Wheeler Downtown Airport in Kansas City, Missouri, for $8.1 million (referred to as “MKC”). The acquisition will expand the business’ network in the midwest and was funded from additional debt raised by the business during the fourth quarter of 2013.

The acquisition has been accounted for as a business combination. Accordingly, the results of operations of MKC are included in the consolidated condensed statement of operations, and as a component of the Company’s Atlantic Aviation business segment, since December 6, 2013.

MACQUARIE INFRASTRUCTURE COMPANY LLC

 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

4. Acquisitions  – (continued)

Had the acquisition occurred as of January 1, 2013, the consolidated results of operations would not have been materially different. For the quarter ended March 31, 2014 and year ended December 31, 2013, Atlantic Aviation recorded transaction related costs of $65,000 and $331,000, respectively, in selling, general and administrative expense for this investment.

5. Property, Equipment, Land and Leasehold Improvements

Property, equipment, land and leasehold improvements at March 31, 2014 and December 31, 2013 consist of the following ($ in thousands):

	March 31, 2014	December 31, 2013
Land	$4,854	$4,854
Easements	5,624	5,624
Buildings	25,143	25,143
Leasehold and land improvements	359,398	357,903
Machinery and equipment	688,896	674,839
Furniture and fixtures	11,771	11,416
Construction in progress	32,439	35,637
Property held for future use	1,975	1,975
	1,130,100	1,117,391
Less: accumulated depreciation	(275,413)	(263,222)
Property, equipment, land and leasehold improvements, net	$854,687	$854,169

As discussed in Note 4, “Acquisitions”, the Company acquired $45.3 million in construction in progress, which subsequently was reclassed to machinery and equipment, from the acquisitions of three solar facilities in 2013 and $13.8 million in property, equipment, land and leasehold improvements from the MKC acquisition during the fourth quarter of 2013.

6. Intangible Assets

Intangible assets at March 31, 2014 and December 31, 2013 consist of the following ($ in thousands):

	March 31, 2014	December 31, 2013
Contractual arrangements	$746,231	$746,231
Non-compete agreements	9,665	9,665
Customer relationships	80,255	80,255
Leasehold rights	2,121	2,121
Trade names	15,671	15,671
Technology	460	460
	854,403	854,403
Less: accumulated amortization	(270,318)	(261,553)
Intangible assets, net	$584,085	$592,850

MACQUARIE INFRASTRUCTURE COMPANY LLC

 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

6. Intangible Assets  – (continued)

The goodwill balance as of March 31, 2014 is comprised of the following ($ in thousands):

Goodwill acquired in business combinations, net of disposals	$637,543
Less: accumulated impairment charges	(123,200)
Balance at March 31, 2014	$514,343

The Company tests for goodwill impairment at the reporting unit level on an annual basis on October 1st of each year and between annual tests if a triggering event indicates impairment. There were no triggering events indicating impairment for the quarter ended March 31, 2014.

7. Long-Term Debt

At March 31, 2014 and December 31, 2013, the Company’s consolidated long-term debt comprised the following ($ in thousands):

	March 31, 2014	December 31, 2013
Hawaii Gas	$180,000	$180,000
Atlantic Aviation	516,354	517,773
Contracted Power and Energy	291,556	296,337
Total	987,910	994,110
Less: current portion	(160,181)	(163,083)
Long-term portion	$827,729	$831,027

On May 31, 2013, Atlantic Aviation entered into a credit agreement (the “AA Credit Agreement”), that provides the business with a seven-year, $465.0 million senior secured first lien term loan facility. On November 7, 2013, the business entered into an incremental $50.0 million term loan under the AA Credit Agreement that provides the business with a seven-year senior secured first lien term loan facility. The interest rate on these term loan facilities floats at LIBOR plus 2.50%, with minimum LIBOR of 0.75%. The floating rate has effectively been fixed for 6 years using interest rate swaps. The AA Credit Agreement also provides for a five-year, $70.0 million senior secured first lien revolving credit facility that bears interest at LIBOR plus 2.50%.

On January 22, 2014, Atlantic Aviation entered into an incremental $100.0 million term loan facility on the same terms as the AA Credit Agreement described above. At March 31, 2014, this facility remains undrawn.

Atlantic Aviation also has stand-alone debt facilities used to fund construction at its FBOs. At March 31, 2014, the balances on the stand-alone facilities were $5.1 million. The Company has classified $551,000 relating to the stand-alone debt facilities in the current portion of long-term debt in the consolidated condensed balance sheet at March 31, 2014.

The Company classified $149.9 million relating to its district energy business’ debt in the current portion of long-term debt in the consolidated condensed balance sheet at March 31, 2014, as its debt facilities mature in September of 2014. During the quarter ended March 31, 2014 and in April of 2014, the district energy business repaid $4.2 million and $2.1 million, respectively, on its outstanding debt balance.

At March 31, 2014, the solar power generation businesses, within the Contracted Power and Energy segment, had $141.7 million of amortizing term loan debt outstanding, of which $4.6 million was recorded as current portion of long-term debt in the consolidated condensed balance sheet. During February of 2014, the construction loans for the DMAFB Project, Valley Center Project and Ramona Project converted to term debt. The interest rate related to the DMAFB Project’s term debt, of $27.6 million, is fixed at 5.138% through

MACQUARIE INFRASTRUCTURE COMPANY LLC

 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7. Long-Term Debt  – (continued)

maturity in December of 2033. The interest rate related to the Valley Center Project’s term debt, of $16.9 million, is fixed at 5.60% through maturity in September of 2036. The interest rate related to the Ramona Project’s term debt, of $15.9 million, is fixed at 5.47% through maturity in September of 2036.

8. Derivative Instruments and Hedging Activities

The Company and its businesses have in place variable-rate debt. Management believes that it is prudent to limit the variability of a portion of the business’ interest payments. To meet this objective, the Company enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk on a portion of its debt with a variable-rate component. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt for the portion of the debt that is swapped.

At March 31, 2014, the Company had $987.9 million of current and long-term debt, $740.1 million of which was economically hedged with interest rate contracts and $247.8 million of which was unhedged.

Effective February 25, 2009 for Atlantic Aviation and effective April 1, 2009 for the Company’s other businesses, the Company elected to discontinue hedge accounting. In prior periods, when the Company applied hedge accounting, changes in the fair value of derivatives that effectively offset the variability of cash flows on the Company’s debt interest obligations were recorded in other comprehensive income or loss. From the dates that hedge accounting was discontinued, all movements in the fair value of the interest rate swaps are recorded directly through earnings. As interest payments are made, a portion of the other comprehensive loss recorded under hedge accounting is also reclassified into earnings. The Company will reclassify into earnings $618,000 of derivative losses, included in accumulated other comprehensive loss as of March 31, 2014, within the next 12 months.

Excess cash flow generated from the district energy business must be applied toward the principal balance of the term loan during the last two years before maturity. The district energy business is expected to record additional reclassifications from accumulated other comprehensive loss to interest expense when the business pays down its debt more quickly than anticipated.

The Company measures derivative instruments at fair value using the income approach which discounts the future net cash settlements expected under the derivative contracts to a present value. These valuations utilize primarily observable (“level 2”) inputs, including contractual terms, interest rates and yield curves observable at commonly quoted intervals.

The Company’s fair value measurements of its derivative instruments and the related location of the assets and liabilities associated with the hedging instruments within the consolidated condensed balance sheets at March 31, 2014 and December 31, 2013 were as follows ($ in thousands):

	Assets (Liabilities) at Fair Value(1)
	Interest Rate Contracts Not Designated as Hedging Instruments
Balance Sheet Location	March 31, 2014	December 31, 2013
Fair value of derivative instruments – current assets(2)	$—	$1
Fair value of derivative instruments – non-current assets(3)	4,281	6,880
Total interest rate derivative contracts – assets(2)(3)	$4,281	$6,881
Fair value of derivative instruments – current liabilities(3)	$(11,283)	$(13,027)
Total interest rate derivative contracts – liabilities(3)	$(11,283)	$(13,027)

MACQUARIE INFRASTRUCTURE COMPANY LLC

 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

8. Derivative Instruments and Hedging Activities  – (continued)

(1)	Fair value measurements at reporting date were made using significant other observable inputs (“level 2”).
(2)	Derivative contracts represent interest rate caps.
(3)	Derivative contracts represent interest rate swaps.

The Company’s hedging activities for the quarters ended March 31, 2014 and 2013 and the related location within the consolidated condensed statements of operations were as follows ($ in thousands):

	Derivatives Not Designated as Hedging Instruments
	Amount of Loss Recognized in Interest Expense for the Quarters Ended March 31,
Financial Statement Account	2014(1)	2013(2)
Interest expense – Interest rate cap	$(1)	$(26)
Interest expense – Interest rate swaps	(5,332)	(1,034)
Total	$(5,333)	$(1,060)

(1)	Net loss recognized in interest expense for the interest rate swap contracts for the quarter ended March 31, 2014 includes $5.1 million of unrealized derivative losses and $239,000 of derivative losses reclassified from accumulated other comprehensive loss. Net loss recognized in interest expense for the quarter ended March 31, 2014 also includes $1,000 of unrealized derivative losses from an interest rate cap contract.
(2)	Net loss recognized in interest expense for the interest rate swap contracts for the quarter ended March 31, 2013 includes $636,000 of unrealized derivative losses and $398,000 of derivative losses reclassified from accumulated other comprehensive loss. Net loss recognized in interest expense for the quarter ended March 31, 2013 also includes $26,000 of unrealized derivative losses from an interest rate cap contract.

All of the Company’s derivative instruments are collateralized by the assets of the respective businesses.

9. Members’ Equity

LLC Interests

The Company is authorized to issue 500,000,000 LLC interests. Each outstanding LLC interest of the Company is entitled to one vote on any matter with respect to which holders of LLC interests are entitled to vote.

Shelf Registration Statement and MIC Direct

On April 8, 2013, the Company filed an automatic shelf registration statement on Form S-3 (“shelf”) with the Securities and Exchange Commission to issue and sell an indeterminate amount of its LLC interests and debt securities in one or more future offerings. Along with the shelf, the Company filed a prospectus supplement with respect to a dividend reinvestment/direct stock purchase program named “MIC Direct”. The prospectus supplement relates to the issuance of up to 1.0 million additional LLC interests to participants in MIC Direct. At March 31, 2014, 998,236 LLC interests remained unissued under MIC Direct. The Company may also choose to fill requests for reinvestment of dividends or share purchases through MIC Direct via open market purchases.

MACQUARIE INFRASTRUCTURE COMPANY LLC

 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Members’ Equity  – (continued)

Accumulated Other Comprehensive Loss

The following represents the changes and balances to the components of accumulated other comprehensive loss for the quarters ended March 31, 2014 and 2013 ($ in thousands).

	Cash Flow Hedges, net of taxes(1)	Post-Retirement Benefit Plans, net of taxes	Translation Adjustment, net of taxes(2)	Total Accumulated Other Comprehensive Loss, net of taxes	Noncontrolling Interests	Total Members' Accumulated Other Comprehensive Loss, net of taxes
Balance at December 31, 2012	$(1,538)	$(20,466)	$514	$(21,490)	$689	$(20,801)
Reclassification of realized losses of derivatives into earnings	250	—	—	250	(120)	130
Balance at March 31, 2013	$(1,288)	$(20,466)	$514	$(21,240)	$569	$(20,671)
Balance at December 31, 2013	$(636)	$(8,021)	$(46)	$(8,703)	$258	$(8,445)
Reclassification of realized losses of derivatives into earnings	150	—	—	150	(72)	78
Translation adjustment	—	—	(285)	(285)	—	(285)
Balance at March 31, 2014	$(486)	$(8,021)	$(331)	$(8,838)	$186	$(8,652)

(1)	Reclassification of realized losses of derivatives is composed of (i) pre-tax derivative losses into interest expense of $239,000 and $398,000, respectively, and the related tax benefit of $95,000 and $158,000, respectively, in the consolidated condensed statements of operations; and (ii) pre-tax derivative losses of $10,000 and $15,000, respectively, as an adjustment to investment in unconsolidated business, and an adjustment to deferred taxes of $4,000 and $5,000, respectively, in the consolidated condensed balance sheet for the quarters ended March 31, 2014 and 2013, respectively.
(2)	Translation adjustment is presented net of taxes of $154,000 for the quarter ended March 31, 2014.

10. Reportable Segments

The Company’s businesses consist of three reportable segments: Hawaii Gas, Atlantic Aviation and Contracted Power and Energy. The Company also has a 50% investment in IMTT, which is accounted for under the equity method. Prior to 2013 year-end, the Company reported the solar power generation businesses and the district energy business in separate reportable segments. The Company assessed its businesses and operating segments and determined to combine these two businesses into one reportable segment covering the Company’s long-term Contracted Power and Energy segment, which the Company believes better reflects how these businesses are managed and allocated capital.

MACQUARIE INFRASTRUCTURE COMPANY LLC

 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

Financial information for IMTT’s business as a whole is presented below ($ in thousands):

	As of, and for the Quarter Ended, March 31,
	2014	2013
Revenue	$148,078	$131,485

Net income	$30,981	$23,330
Interest expense, net	7,133	6,606
Provision for income taxes	21,102	17,121
Depreciation and amortization	18,274	18,422
Other non-cash expenses	1,983	75
EBITDA excluding non-cash items(1)	$79,473	$65,554

Capital expenditures paid	$29,621	$50,774
Property, equipment, land and leasehold improvements, net	1,275,656	1,227,703
Total assets	1,387,624	1,352,411

(1)	EBITDA consists of earnings before interest, taxes, depreciation and amortization. Non-cash items that are excluded consist of impairments, derivative gains and losses and all other non-cash income and expense items.

All of the business segments, including the two businesses within Contracted Power and Energy, are managed separately and management has chosen to organize the Company around the distinct products and services offered.

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

The Atlantic Aviation business segment derives the majority of its revenues from fuel sales and from other airport services, including de-icing, aircraft hangarage and other aviation services. All of the revenue of Atlantic Aviation is generated at airports in the U.S., of which there were 63 at March 31, 2014. Revenues from Atlantic Aviation are included in revenue from product sales and service revenue.

The Contracted Power and Energy business segment derives revenue from the solar power generation and district energy businesses. Revenues from the solar power generation businesses are included in revenue from product sales. As of March 31, 2014, the Company has invested in five utility-scale photovoltaic power generation facilities that are located in the southwest United States that are expected to have an aggregate generating capacity of 57 megawatts of wholesale electricity to utilities. Owners of solar photovoltaic power

MACQUARIE INFRASTRUCTURE COMPANY LLC

 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

generation facilities sell substantially all of the electricity generated from these facilities at a fixed price to electric utilities pursuant to a long-term (typically 20 – 25 years) PPAs.

Revenues from the district energy business are included in service revenue and financing and equipment lease income. Included in service revenue is capacity revenue, which relates to monthly fixed contract charges, and consumption revenue, which relates to contractual rates applied to actual usage. Financing and equipment lease income relates to direct financing lease transactions and equipment leases to the business’ various customers. Finance lease revenue, recorded on the consolidated condensed statement of operations, is the interest portion of lease payments received from equipment leases with various customers primarily in Las Vegas. The principal portion of the cash receipts on these equipment leases are recorded in the operating activities of the consolidated condensed cash flow statements. The district energy business provides its services to buildings primarily in the downtown Chicago, Illinois area and to a casino and a shopping mall located in Las Vegas, Nevada.

Selected information by segment is presented in the following tables. The tables do not include financial data for the Company’s equity investment in IMTT.

Revenue from external customers for the Company’s consolidated reportable segments was as follows ($ in thousands):

	Quarter Ended March 31, 2014
	Hawaii Gas	Atlantic Aviation	Contracted Power and Energy	Total Reportable Segments
Revenue from Product Sales
Product sales	$34,206	$145,937	$3,658	$183,801
Product sales – utility	35,145	—	—	35,145
	69,351	145,937	3,658	218,946
Other Revenue
Service Revenue	—	48,024	8,478	56,502
	—	48,024	8,478	56,502
Financing and Lease Income
Financing and equipment lease	—	—	747	747
	—	—	747	747
Total Revenue	$69,351	$193,961	$12,883	$276,195

	Quarter Ended March 31, 2013
	Hawaii Gas	Atlantic Aviation	Contracted Power and Energy	Total Reportable Segments
Revenue from Product Sales
Product sales	$32,085	$140,344	$1,686	$174,115
Product sales – utility	36,921	—	—	36,921
	69,006	140,344	1,686	211,036
Other Revenue
Service Revenue	—	43,796	8,319	52,115
	—	43,796	8,319	52,115
Financing and Lease Income
Financing and equipment lease	—	—	1,055	1,055
	—	—	1,055	1,055
Total Revenue	$69,006	$184,140	$11,060	$264,206

MACQUARIE INFRASTRUCTURE COMPANY LLC

 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

In accordance with FASB ASC 280 Segment Reporting, the Company has disclosed earnings before interest, taxes, depreciation and amortization (“EBITDA”) excluding non-cash items as a key performance metric relied on by management in the evaluation of the Company’s performance. Non-cash items include impairments, derivative gains and losses and adjustments for other non-cash items reflected in the statements of operations. The Company believes EBITDA excluding non-cash items provides additional insight into the performance of the operating businesses relative to each other and similar businesses without regard to their capital structure, and their ability to service or reduce debt, fund capital expenditures and/or support distributions to the holding company. EBITDA excluding non-cash items is reconciled to net income or loss.

EBITDA excluding non-cash items for the Company’s consolidated reportable segments is shown in the tables below ($ in thousands). Allocations of corporate expenses, intercompany fees and the tax effect have been excluded as they are eliminated on consolidation.

	Quarter Ended March 31, 2014
	Hawaii Gas	Atlantic Aviation	Contracted Power and Energy	Total Reportable Segments
Net income (loss)	$6,195	$10,555	$(1,415)	$15,335
Interest expense, net	1,787	9,565	2,645	13,997
Provision for income taxes	4,027	4,915	599	9,541
Depreciation(1)	1,946	6,802	5,110	13,858
Amortization of intangibles	312	8,131	322	8,765
Other non-cash expense (income)	724	68	(765)	27
EBITDA excluding non-cash items	$14,991	$40,036	$6,496	$61,523

	Quarter Ended March 31, 2013
	Hawaii Gas	Atlantic Aviation	Contracted Power and Energy	Total Reportable Segments
Net income (loss)	$6,707	$10,612	$(118)	$17,201
Interest expense, net	1,705	4,099	1,877	7,681
Provision for income taxes	4,483	7,398	1,963	13,844
Depreciation(1)	1,846	5,892	3,215	10,953
Amortization of intangibles	312	7,979	337	8,628
Loss on disposal of assets	—	106	—	106
Other non-cash expense (income)	662	(68)	(2,181)	(1,587)
EBITDA excluding non-cash items	$15,715	$36,018	$5,093	$56,826

(1)	Depreciation includes depreciation expense for the district energy business, a component of the Contracted Power and Energy segment, which is reported in cost of services in the consolidated condensed statements of operations.

MACQUARIE INFRASTRUCTURE COMPANY LLC

 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

Reconciliation of total reportable segments’ EBITDA excluding non-cash items to consolidated net income before income taxes are as follows ($ in thousands):

	Quarter Ended March 31,
	2014	2013
Total reportable segments EBITDA excluding non-cash items	$61,523	$56,826
Interest income	64	94
Interest expense	(14,011)	(7,686)
Depreciation(1)	(13,858)	(10,953)
Amortization of intangibles	(8,765)	(8,628)
Loss on disposal of assets	—	(106)
Selling, general and administrative – corporate	(1,046)	(1,606)
Fees to manager	(8,994)	(29,177)
Equity in earnings and amortization charges of investee	14,287	10,462
Other (expense) income, net	(554)	1,990
Total consolidated net income before income taxes	$28,646	$11,216

(1)	Depreciation includes depreciation expense for the district energy business, a component of the Contracted Power and Energy segment, which is reported in cost of services in the consolidated condensed statements of operations.

Capital expenditures for the Company’s reportable segments were as follows ($ in thousands):

	Quarter Ended March 31,
	2014	2013
Hawaii Gas	$3,565	$3,463
Atlantic Aviation	8,725	3,674
Contracted Power and Energy	9,323	7,697
Total	$21,613	$14,834

Property, equipment, land and leasehold improvements, goodwill and total assets for the Company’s reportable segments as of March 31st were as follows ($ in thousands):

	Property, Equipment, Land and Leasehold Improvements		Goodwill		Total Assets
	2014	2013	2014	2013	2014	2013
Hawaii Gas	$185,884	$171,400	$120,193	$120,193	$400,040	$393,675
Atlantic Aviation	284,099	256,097	376,204	375,800	1,381,448	1,306,478
Contracted Power and Energy	384,704	291,134	17,946	18,647	487,203	369,028
Total	$854,687	$718,631	$514,343	$514,640	$2,268,691	$2,069,181

MACQUARIE INFRASTRUCTURE COMPANY LLC

 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

Reconciliation of reportable segments’ total assets to consolidated total assets ($ in thousands):

	As of March 31,
	2014	2013
Total assets of reportable segments	$2,268,691	$2,069,181
Investment in IMTT	89,434	85,682
Corporate and other	102,513	102,871
Total consolidated assets	$2,460,638	$2,257,734

11. Related Party Transactions

Management Services Agreement with Macquarie Infrastructure Management (USA) Inc. (the Manager)

At March 31, 2014 and December 31, 2013, the Manager held 3,282,297 LLC interests and 3,120,187 LLC interests, respectively, of the Company. Pursuant to the terms of the management services agreement, or Management Agreement, the Manager may sell these LLC interests at any time. Under the Management Agreement, the Manager, at its option, may reinvest performance fees and base management fees in LLC interests of the Company.

Since January 1, 2013, the Company paid the Manager cash dividends on LLC interests held for the following periods:

Declared	Period Covered	$ per LLC Interest	Record Date	Payable Date	Amount Paid to Manager (in thousands)
April 28, 2014	First quarter 2014	$0.9375	May 12, 2014	May 15, 2014	$(1)
February 18, 2014	Fourth quarter 2013	$0.9125	March 3, 2014	March 6, 2014	$2,945
October 25, 2013	Third quarter 2013	$0.875	November 11, 2013	November 14, 2013	$2,442
July 29, 2013	Second quarter 2013	$0.875	August 12, 2013	August 15, 2013	$2,744
April 26, 2013	First quarter 2013	$0.6875	May 13, 2013	May 16, 2013	$1,872

(1)	The amount of dividend payable to the Manager for the first quarter of 2014 will be determined on May 12, 2014, the record date.

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

In accordance with the Management Agreement, the Manager is entitled to a base management fee based primarily on the Company’s market capitalization, and potentially a performance fee, based on the performance of the Company’s stock relative to a U.S. utilities index. For the quarters ended March 31, 2014 and 2013, the Company recorded base management fees of $9.0 million and $7.1 million, respectively. In addition, for the quarter ended March 31, 2013, the Company incurred performance fees of $22.0 million. For the quarter ended March 31, 2014, the Manager did not earn a performance fee. In all of these periods, the Manager elected to reinvest these fees in additional LLC interests.

MACQUARIE INFRASTRUCTURE COMPANY LLC

 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

11. Related Party Transactions  – (continued)

The unpaid portion of the base management fees and performance fees, if any, at the end of each reporting period is included in due to manager-related party in the consolidated condensed balance sheets. The following table shows the Manager’s election to reinvest its base management fees and performance fees, if any, in additional LLC interests:

Period	Base Management Fee Amount ($ in thousands)	Performance Fee Amount ($ in thousands)	LLC Interests Issued
2014 Activities:
First quarter 2014	$8,994	$—	164,546	(1)
2013 Activities:
Fourth quarter 2013	$8,455	$—	155,943
Third quarter 2013	8,336	6,906	278,480
Second quarter 2013	8,053	24,440	603,936
First quarter 2013	7,135	22,042	522,638

(1)	The Manager elected to reinvest the first quarter of 2014 base management fees in LLC interests. The Company issued 164,546 LLC interests, of which 55,545 LLC interests were issued in April of 2014 for the March of 2014 base management fees.

The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its base management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries and investments, income taxes, audit and legal fees, acquisitions and dispositions and its compliance with applicable laws and regulations. During the quarters ended March 31, 2014 and 2013, the Manager charged the Company $72,000 and $124,000, respectively, for reimbursement of out-of-pocket expenses. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in due to manager-related party in the consolidated condensed balance sheets.

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

MIC engaged MCUSA in connection with its ongoing initiative to bring Liquefied Natural Gas to the state of Hawaii. During the year ended December 31, 2013, Hawaii Gas incurred $132,000, of which $7,000 related to out-of-pocket expenses incurred in the first quarter of 2013, in fees to MCUSA for such services. No amounts were incurred during the quarter ended March 31, 2014.

The district energy business’ credit facilities mature in September of 2014. During 2013, the Company engaged MCUSA to assist in identifying and analyzing various alternatives for paying these obligations prior to maturity and obtaining other credit facilities. At March 31, 2014, no amounts had been incurred under this arrangement.

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

In December of 2013, Atlantic Aviation entered into an equity bridge loan for $70.0 million, of which $35.0 million was provided by MIHI LLC, an entity within Macquarie Group. The Company engaged MCUSA as Joint Bookrunner and Joint Lead Arranger. This equity bridge loan was never drawn by the business and subsequently cancelled. During the quarter ended March 31, 2014, Atlantic Aviation incurred and paid $88,000 in commitment fees to MCUSA related to this equity bridge loan.

On January 22, 2014, Atlantic Aviation entered into an incremental $100.0 million term loan facility on the same terms as the AA Credit Agreement. The Company engaged MCUSA as Joint Bookrunner and paid $16,000 in fees during January of 2014. See further discussion in Note 7, “Long-Term Debt”.

Long-Term Debt

As discussed in Note 7, “Long-Term Debt”, Atlantic Aviation entered into a credit agreement on May 31, 2013. The credit agreement provides for a seven-year, $465.0 million senior secured first lien term loan facility and a five-year, $70.0 million senior secured first lien revolving credit facility. The $70.0 million revolving credit facility is provided by various financial institutions, including MBL which provides $15.7 million. At March 31, 2014 and December 31, 2013, the revolving credit facility remained undrawn. For the quarter ended March 31, 2014 and year ended December 31, 2013, Atlantic Aviation incurred $26,000 and $65,000, respectively, in commitment fees related to MBL’s portion of the revolving credit facility.

Other Transactions

Macquarie, through the Macquarie Insurance Facility (“MIF”), has an aggregated insurance buying program. By combining the insurance premiums of Macquarie owned and managed funds, MIF has been able to deliver competitive terms to businesses that participate in the facility. MIF earns a commission from the insurers. No payments were made to MIF by the Company during the quarters ended March 31, 2014 and 2013. In February of 2014, the Company renewed its Directors and Officers liability insurance utilizing several of the MIF insurers.

Atlantic Aviation, Hawaii Gas and Contracted Power and Energy purchase and renew property and casualty insurance coverage on an ongoing basis from insurance underwriters who then pay commissions to MIF. For the quarters ended March 31, 2014 and 2013, no payments were made directly to MIF for property and casualty insurance.

Atlantic Aviation entered into a copiers lease agreement with Macquarie Equipment Finance, or MEF, an indirect subsidiary of Macquarie Group Limited. For the quarters ended March 31, 2014 and 2013, Atlantic Aviation incurred $6,000 in each period in lease expense on these copiers. As of March 31, 2014 and 2013, Atlantic Aviation had prepaid the April monthly payment to MEF for $2,000, which is included in prepaid expenses in the consolidated condensed balance sheet for respective periods.

Hawaii Gas entered into licensing agreements with Utility Service Partners, Inc. and America’s Water Heater Rentals, LLC, both indirect subsidiaries of Macquarie Group Limited, to enable these entities to offer products and services to Hawaii Gas’s customer base. No payments were made under these arrangements during the quarters ended March 31, 2014 and 2013.

In addition, the Company and several of its subsidiaries have entered into a licensing agreement with the Macquarie Group related to the use of the Macquarie name and trademark. The Macquarie Group does not charge the Company any fees for this license.

MACQUARIE INFRASTRUCTURE COMPANY LLC

 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Income Taxes

The Company expects to incur federal consolidated taxable income for the year ending December 31, 2014, which will be fully offset by the Company’s federal net operating loss, (“NOL”) carryforwards. The Company believes that it will be able to utilize its federal prior year NOLs, except for approximately $7.8 million. During the quarter ended March 31, 2014, the Company recorded a decrease of approximately $905,000 to the valuation allowance for the realization of deferred tax assets attributable to certain state NOLs. Two of the Company’s businesses, IMTT and its district energy business, a component of the Contracted Power and Energy segment, are less than 80% owned by the Company and those businesses file separate federal consolidated income tax returns.

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

14. Subsequent Events

Atlantic Aviation — Acquisitions

On April 30, 2014, Atlantic Aviation completed the acquisition of the assets and liabilities of Galaxy Aviation and Boca Aviation (collectively the “Galaxy Acquisitions”). The Galaxy Acquisitions included substantially all of the assets of six FBOs and one new hangar that is currently under construction at one of the six airports at which the FBOs operate. The aggregate purchase price of $230.0 million was funded using cash that had previously been raised or generated and debt facilities that had previously been arranged.

Dividend

On April 28, 2014, the board of directors declared a dividend of $0.9375 per share for the quarter ended March 31, 2014, which is expected to be paid on May 15, 2014 to holders of record on May 12, 2014.

IMTT First Quarter of 2014 Distribution

Distributions calculated in accordance with the Shareholders’ Agreement between MIC and its co-investor in IMTT (“Voting Trust”) for the first quarter of 2014 were $58.5 million ($29.3 million per shareholder). On April 22, 2014, the Board of IMTT unanimously declared a distribution of this amount. The first quarter of 2014 distribution was paid on April 28, 2014.

District Energy — Stock Purchase Agreement

In April of 2014, the Company signed a Stock Purchase Agreement to sell its interest in the district energy business. The sale is expected to conclude in the second half of 2014, subject to certain customary closing conditions, and the net proceeds are expected to be reinvested in the Contracted Power and Energy business.

MACQUARIE INFRASTRUCTURE COMPANY LLC

 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

14. Subsequent Events  – (continued)

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

There have been no changes to legal proceedings set forth under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on February 19, 2014.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on February 19, 2014.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC (Registrant)

Dated: April 30, 2014	By: /s/ James Hooke Name: James Hooke Title: Chief Executive Officer
Dated: April 30, 2014	By: /s/ Todd Weintraub Name: Todd Weintraub Title: Chief Financial Officer

EXHIBIT INDEX

Number	Description
3.1	Third Amended and Restated Operating Agreement of Macquarie Infrastructure Company LLC (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2007)
3.2	Amended and Restated Certificate of Formation of Macquarie Infrastructure Assets LLC (incorporated by reference to Exhibit 3.8 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-116244))
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
101.0*	The following materials from the Quarterly Report on Form 10-Q of Macquarie Infrastructure Company LLC for the quarter ended March 31, 2014, filed on April 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013, (ii) the Consolidated Condensed Statements of Operations for the quarters ended March 31, 2014 and 2013 (Unaudited), (iii) the Consolidated Condensed Statements of Comprehensive Income for the quarters ended March 31, 2014 and 2013 (Unaudited), (iv) the Consolidated Condensed Statements of Cash Flows for the quarters ended March 31, 2014 and 2013 (Unaudited) and (v) the Notes to Consolidated Condensed Financial Statements (Unaudited).

*	Filed herewith.
**	Furnished herewith.

E-1