Form 10-Q
period 2014-06-30
Macquarie Infrastructure Co LLC
filed 2014-07-30
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

There were 70,001,348 LLC interests, or shares, without par value outstanding at July 29, 2014.

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

PART I

FINANCIAL INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Macquarie Infrastructure Company LLC should be read in conjunction with the consolidated condensed financial statements and the notes to those statements included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify such forward-looking statements. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and in this Form 10-Q Quarterly Report. Unless required by law, we can undertake no obligation to update forward-looking statements. Readers should also carefully review the risk factors set forth in other reports and documents filed from time to time with the Securities and Exchange Commission (the “SEC”).

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

We own, operate and invest in a diversified group of infrastructure businesses that provide basic services to businesses and individuals primarily in the U.S. The businesses we own and operate include:

•	International Matex Tank Terminals or “IMTT”: at June 30, 2014, consisted of a 50% interest in a bulk liquid terminals business which provides bulk liquid storage and handling services at ten marine terminals in the United States and two in Canada and is one of the largest participants in this industry in the U.S., based on storage capacity. On July 16, 2014, we completed the acquisition of the remaining 50% interest;
•	Hawaii Gas: a full-service gas energy company processing and distributing gas products and providing related services in Hawaii;
•	Atlantic Aviation: an airport services business providing products and services, including fuel and aircraft hangaring/parking, to owners and operators of general aviation aircraft at 68 airports in the U.S.; and
•	Contracted Power and Energy (“CP&E”) segment: at June 30, 2014, consisted of controlling interests in five contracted power generation facilities located in the southwest U.S. and a 50.01% controlling interest in a district energy business which operates one of the largest district cooling systems in the U.S. In July of 2014, we completed the acquisition of interests in wind power generation.

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

Overview

In analyzing the financial condition and results of operations of our businesses, we focus primarily on cash generation, and our ability to distribute cash to shareholders in particular. The capacity of our businesses to generate cash, broadly, is tied to their ability to effectively manage the volume of products sold or services provided and the margin earned on those transactions. Offsetting these are required payments on debt facilities, taxes, pension contributions and capital expenditures necessary to maintain the productivity of the fixed assets of the businesses, among others.

At IMTT, we focus on the generation of terminal revenue and on making appropriate expenditures in maintaining fixed assets of the business. IMTT seeks to attract third party storage from customers who place a premium on ease of access, and operational flexibility. The substantial majority of IMTT’s revenue is generated pursuant to contracts with an average duration of approximately four years.

At Hawaii Gas, we look to grow the number of customers served, the volume of gas sold and the margins achieved on gas sales. Hawaii Gas has an active marketing program that seeks to develop new customers throughout Hawaii.

At Atlantic Aviation, our focus is on attracting and maintaining relationships with general aviation, or GA, aircraft owners and pilots and encouraging them to use our fixed base operations (FBO). Atlantic Aviation’s revenue is a function of the number of GA flight movements in the U.S. and the business’ ability to service a portion of the aircraft involved in those operations.

Within CP&E, revenue is generated pursuant to long-dated power purchase agreements (“PPAs”) with creditworthy off-takers.

Dividends

Since January 1, 2013, MIC has paid or declared the following dividends:

Declared	Period Covered	$ per Share	Record Date	Payable Date
July 3, 2014	Second quarter 2014	$0.95	August 11, 2014	August 14, 2014
April 28, 2014	First quarter 2014	$0.9375	May 12, 2014	May 15, 2014
February 18, 2014	Fourth quarter 2013	$0.9125	March 3, 2014	March 6, 2014
October 25, 2013	Third quarter 2013	$0.875	November 11, 2013	November 14, 2013
July 29, 2013	Second quarter 2013	$0.875	August 12, 2013	August 15, 2013
April 26, 2013	First quarter 2013	$0.6875	May 13, 2013	May 16, 2013

We have previously expressed our intent to distribute a significant portion of the Free Cash Flow generated by our businesses in the form of a quarterly cash dividend to our shareholders. Free Cash Flow includes cash generated by our businesses after cash payments for interest, taxes, pension contributions and maintenance capital expenditures and excludes changes in working capital. The payment of a quarterly cash dividend of $0.95 per share for the quarter ended June 30, 2014 is being paid out of Free Cash Flow generated by certain of our operating entities. Each of IMTT, Atlantic Aviation, Hawaii Gas and the contracted power generation businesses in our CP&E segment may distribute cash to MIC. Cash generated by our district energy business within CP&E is being used to reduce debt principal of that business.

In determining whether to adjust the amount of our quarterly dividend, our Board will take into account such matters as the state of the capital markets and general business conditions, the Company’s financial condition, results of operations, capital requirements, capital opportunities and any contractual, legal and regulatory restrictions on the payment of dividends by the Company to its shareholders or by its subsidiaries to the Company, and any other factors that it deems relevant. In particular, each of our businesses has debt commitments and restrictive covenants, which must be satisfied before any of them can make distributions to the Company. Any or all of these factors could affect both the timing and amount, if any, of future dividends.

We view MIC as a total return investment opportunity. Consistent with that view, we believe that our businesses are capable of generating growing amounts of Free Cash Flow over time and that we will distribute cash equal to approximately 80% to 85% of the Free Cash Flow (in proportion to our interest) generated, subject to their continued stable performance and prevailing economic conditions. In particular, we believe that the growth characteristics of our businesses will cause our distributable cash flow per share to grow at a high single-digit rate annually over the medium term. See “Results of Operations — Consolidated: Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow” and “Summary of Our Proportionately Combined Results” for further discussions on Free Cash Flow and our proportionately combined financial measures in Part I of this Form 10-Q.

Recent Developments

District Energy Business Sale

In April of 2014, the Company signed a Stock Purchase Agreement to sell its interest in the district energy business. The sale is expected to conclude in the third quarter of 2014, subject to certain customary closing conditions, and the net proceeds are expected to be reinvested in our businesses.

Atlantic Aviation — Acquisitions

On April 30, 2014, Atlantic Aviation completed the acquisitions of the assets and liabilities of Galaxy Aviation and Boca Aviation (collectively the “Galaxy Acquisitions”). The Galaxy Acquisitions included substantially all of the assets of six FBOs and one new hangar then under construction at one of the six airports on which the FBOs operate. The aggregate purchase price of $230.0 million was funded using cash that had been previously raised or generated and debt facilities that had been previously arranged.

Equity Offering

On July 15, 2014, we completed an underwritten public offering of 11,500,000 new shares including the exercise of the underwriters’ over-allotment option. The net proceeds from the offering of $739.9 million were used to partially fund the IMTT Acquisition discussed below and for general corporate purposes.

Convertible Senior Notes Offering

On July 15, 2014, we completed the offering of $350.0 million aggregate principal amount of convertible senior notes including the exercise of the underwriters’ over-allotment option. The net proceeds from the convertible senior notes offering of $341.3 million were used to partially fund the IMTT Acquisition discussed below and for general corporate purposes.

The notes mature on July 15, 2019 and bear interest at a rate of 2.875% payable on January 15th and July 15th of each year, beginning January 15, 2015. The notes were issued at an initial conversion rate of 11.7942 per share (equal to an initial conversion price of approximately $84.79 per share, subject to adjustment) and are convertible into shares of MIC at any time.

IMTT — Acquisition of Remaining Interest

On July 16, 2014, we acquired the remaining 50% interest of IMTT for a purchase price of $1.025 billion, consisting of $910.0 million in cash and $115.0 million in our shares, excluding transaction costs. We funded the cash consideration for the acquisition using a portion of the proceeds from the July 15, 2014 equity and convertible senior notes offerings, and issued 1,729,323 shares to the seller in satisfaction of the equity consideration for the acquisition.

MIC Revolver

In July of 2014, we entered into a senior secured revolving credit facility with a syndicate of banks. The senior secured revolving credit facility provides for a five-year, $250.0 million senior secured first lien revolving credit facility that bears interest at LIBOR plus 1.75%. This facility is guaranteed by Macquarie Infrastructure Company Inc. (“MIC Inc.”), a direct wholly-owned subsidiary of the Company. At July 30, 2014, the senior secured revolving credit facility remains undrawn. Along with undrawn amounts on facilities at our businesses and other liquid resources, drawings on the revolving credit facility are available to fund growth projects and acquisitions by our existing businesses.

CP&E — Acquisition

On July 3, 2014, the Company completed the acquisition of a 20 megawatt wind power generating facility located in eastern New Mexico for $10.6 million including transaction costs. The facility commenced operations in February of 2014 and all power generated is being sold to a local utility. The acquisition has been accounted for as a business combination and will be part of our CP&E segment.

Transaction Costs

We incurred a number of legal costs and transaction-driven expenses relating to the above transactions that effected EBITDA excluding non-cash items and Free Cash Flow, as defined in Results of Operations below, for the six months ended June 30, 2014 and will affect the quarter ending September 30, 2014. These costs for the six months ended June 30, 2014 were $3.2 million and are expected to be approximately $10.0 million for the quarter ending September 30, 2014. Additionally, pursuant to our obligations under the IMTT Stock Purchase Agreement, we expect to make a pension contribution to the IMTT defined benefit pension plan of $20.0 million that will decrease Free Cash Flow for the quarter ending September 30, 2014. The $20.0 million contribution to the IMTT Pension Plan is being made notwithstanding that the IMTT Plan continues to be well funded. Given the funding status of the plan, and this additional contribution, it is unlikely that contributions to the IMTT Plan will be required over the next several years.

Results of Operations

Consolidated

Key Factors Affecting Operating Results:

•	improved gross profit, partially offset by increased cash interest expense and acquisition related costs at Atlantic Aviation;
•	an increase in gross profit at IMTT;
•	increased gross profit contribution from a larger number of contracted power generation facilities in operation;
•	increased volume and margin per therm during the quarter ended June 30, 2014 at Hawaii Gas; and
•	lower performance fees.

Results of Operations: Consolidated – (continued)

Our consolidated results of operations are as follows:

	Quarter Ended June 30,		Change Favorable/ (Unfavorable)		Six Months Ended June 30,		Change Favorable/ (Unfavorable)
	2014	2013	$	%	2014	2013	$	%
	($ In Thousands) (Unaudited)
Revenue
Revenue from product sales	$188,087	$167,181	20,906	12.5	$371,888	$341,296	30,592	9.0
Revenue from product sales – utility	37,117	34,193	2,924	8.6	72,262	71,114	1,148	1.6
Service revenue	55,029	50,286	4,743	9.4	111,531	102,401	9,130	8.9
Financing and equipment lease income	710	907	(197)	(21.7)	1,457	1,962	(505)	(25.7)
Total revenue	280,943	252,567	28,376	11.2	557,138	516,773	40,365	7.8
Costs and expenses
Cost of product sales	121,332	109,594	(11,738)	(10.7)	244,249	226,587	(17,662)	(7.8)
Cost of product sales – utility	31,926	29,464	(2,462)	(8.4)	61,306	60,953	(353)	(0.6)
Cost of services	12,836	12,073	(763)	(6.3)	23,732	23,007	(725)	(3.2)
Gross profit	114,849	101,436	13,413	13.2	227,851	206,226	21,625	10.5
Selling, general and administrative	56,836	52,120	(4,716)	(9.0)	112,300	101,329	(10,971)	(10.8)
Fees to manager-related party	14,495	32,493	17,998	55.4	23,489	61,670	38,181	61.9
Depreciation	12,428	9,436	(2,992)	(31.7)	24,582	18,691	(5,891)	(31.5)
Amortization of intangibles	9,456	8,620	(836)	(9.7)	18,221	17,248	(973)	(5.6)
Loss from customer contract termination	—	1,626	1,626	100.0	—	1,626	1,626	100.0
Loss on disposal of assets	866	3	(863)	NM	866	176	(690)	NM
Total operating expenses	94,081	104,298	10,217	9.8	179,458	200,740	21,282	10.6
Operating income (loss)	20,768	(2,862)	23,630	NM	48,393	5,486	42,907	NM
Other income (expense)
Interest income	31	49	(18)	(36.7)	95	143	(48)	(33.6)
Interest expense(1)	(17,945)	(7,737)	(10,208)	(131.9)	(31,956)	(15,423)	(16,533)	(107.2)
Loss on extinguishment of debt	—	(2,472)	2,472	100.0	—	(2,472)	2,472	100.0
Equity in earnings and amortization charges of investee	10,799	11,289	(490)	(4.3)	25,086	21,751	3,335	15.3
Other income (expense), net	1,576	(313)	1,889	NM	2,257	(315)	2,572	NM
Net income (loss) before income taxes	15,229	(2,046)	17,275	NM	43,875	9,170	34,705	NM
(Provision) benefit for income taxes	(5,485)	1,090	(6,575)	NM	(13,971)	(3,412)	(10,559)	NM
Net income (loss)	$9,744	$(956)	10,700	NM	$29,904	$5,758	24,146	NM
Less: net income (loss) attributable to noncontrolling interests	44	(108)	(152)	(140.7)	(162)	735	897	122.0
Net income (loss) attributable to MIC LLC	$9,700	$(848)	10,548	NM	$30,066	$5,023	25,043	NM

NM — Not meaningful

(1)	Interest expense includes losses on derivative instruments of $8.6 million and $13.9 million for the quarter and six months ended June 30, 2014, respectively. For the quarter and six months ended June 30, 2013, interest expense includes losses on derivative instruments of $487,000 and $1.5 million, respectively.

Gross Profit

Consolidated gross profit increased for the quarter and six months ended June 30, 2014 compared with the quarter and six months ended June 30, 2013 reflecting improved results at Atlantic Aviation and increased contributions from both CP&E and Hawaii Gas during the quarter ended June 30, 2014.

Results of Operations: Consolidated – (continued)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the quarter and six months ended June 30, 2014 compared with the quarter and six months ended June 30, 2013 primarily as a result of an increase in legal and transaction costs related to acquisition activities at Atlantic Aviation, CP&E and costs incurred in connection with the IMTT Acquisition. The increase was partially offset by a decrease in selling, general and administrative expenses at Hawaii Gas during 2014.

Fees to Manager

Our Manager is entitled to a monthly base management fee based primarily on our market capitalization, and potentially a quarterly performance fee, based on the performance of our stock relative to a U.S. utilities index. For the quarter and six months ended June 30, 2014, we incurred base management fees of $9.5 million and $18.5 million, respectively, and a performance fee of $5.0 million for the quarter ended June 30, 2014. For the quarter and six months ended June 30, 2013, we incurred base management fees of $8.1 million and $15.2 million, respectively, and performance fees of $24.5 million and $46.5 million, respectively. In all of these periods, our Manager elected to reinvest the base management and performance fees in additional shares.

The unpaid portion of the base management fees and performance fees, if any, at the end of each reporting period is included in due to manager-related party in the consolidated condensed balance sheets. The following table shows our Manager’s election to reinvest its base management fees and performance fees, if any, in additional shares:

Period	Base Management Fee Amount ($ in thousands)	Performance Fee Amount ($ in thousands)	Shares Issued
2014 Activities:
Second quarter 2014	$9,535	$4,960	243,329	(1)
First quarter 2014	8,994	—	164,546
2013 Activities:
Fourth quarter 2013	$8,455	$—	155,943
Third quarter 2013	8,336	6,906	278,480
Second quarter 2013	8,053	24,440	603,936
First quarter 2013	7,135	22,042	522,638

(1)	Our Manager elected to reinvest the second quarter of 2014 base management fees and performance fee in shares. We issued 243,329 shares, of which 135,565 shares were issued in July of 2014 for the June of 2014 base management fee and the performance fee for the quarter ended June 30, 2014.

Depreciation

Depreciation expense increased for the quarter and six months ended June 30, 2014 compared with the quarter and six months ended June 30, 2013 primarily as a result of the depreciation associated with solar power generation facilities that became operational during 2013. Depreciation expense was also higher at Atlantic Aviation due to growth capital expenditures for supply chain logistics and acquisitions in 2013 and the first half of 2014.

Interest Expense and Loss on Derivative Instruments

Interest expense includes losses on derivative instruments of $8.6 million and $13.9 million for the quarter and six months ended June 30, 2014, respectively, and losses of $487,000 and $1.5 million for the quarter and six months ended June 30, 2013. Losses on derivatives recorded in interest expense are attributable to the change in fair value of interest rate hedging instruments and include the reclassification of amounts from accumulated other comprehensive loss into earnings. Excluding the derivative adjustments, interest expense increased primarily due to a higher interest rate on Atlantic Aviation’s term loan that was

Results of Operations: Consolidated – (continued)

refinanced during the second quarter of 2013 and higher term loan balances in CP&E, partially offset by a lower average debt balance at Atlantic Aviation.

Equity in Earnings and Amortization Charges of Investee

The decrease in equity in earnings for the quarter ended June 30, 2014 compared with the quarter ended June 30, 2013 reflects our share of derivative losses for the quarter ended June 30, 2014 compared to our share of derivative gains for the quarter ended June 30, 2013, partially offset by improved operating results at IMTT.

The increase in equity in earnings for the six months ended June 30, 2014 compared with the six months ended June 30, 2013 reflects our share of the improved operating results from IMTT in the current period, primarily due to an increase in gross profit, partially offset by a higher current tax provision and derivative losses for the six months ended June 30, 2014 compared to derivative gains for the six months ended June 30, 2013.

Income Taxes

We file a consolidated federal income tax return that includes the financial results for Hawaii Gas, Atlantic Aviation and our allocable share of the taxable income from our solar power generation facilities, within the CP&E segment, which are treated as partnerships for tax purposes. Prior to July 16, 2014, IMTT filed a separate federal income tax return and subsequent to that date will file as a part of our consolidated federal income tax return (see IMTT- Income Taxes below). Pursuant to tax sharing agreements, the individual businesses included in our consolidated federal income tax return pay MIC an amount equal to the federal income taxes each would have paid on a standalone basis as if they were not part of the MIC consolidated federal income tax return.

Prior to July 16, 2014, distributions received from IMTT were characterized as dividends, returns of capital or capital gains. 20% of any distribution characterized as dividend was included in our taxable income and subject to tax at our statutory rates. Distributions characterized as returns of capital were not subject to current tax. Distributions characterized as capital gain were subject to tax at statutory rates. Subsequent to July 16, 2014, distributions from IMTT will not be subject to tax.

For 2014, we expect any federal income taxes for our consolidated entities to be fully offset by our net operating loss, or NOL, carryforwards. At December 31, 2013, our federal NOL balance was $198.6 million, which is available to offset future taxable income, if any, through 2033. As a result of having federal NOL carryforwards, together with other planned tax strategies, we do not expect to make regular federal tax payments until after 2015. However, we expect to pay an Alternative Minimum Tax of approximately $1.0 million for 2014, which we expect will be available as a credit against regular federal income taxes in the future.

Absent the impact of transactions such as acquisitions and divestitures, we expect that our effective tax rate would be higher than the U.S. federal statutory rate of 35% primarily attributable to state and local income taxes. For 2014, we expect to pay $10.7 million in state and local income taxes, of which $3.8 million relates to IMTT for the period after July 16, 2014. In calculating our consolidated state income tax provision, we have provided a valuation allowance for certain state income tax NOL carryforwards, the utilization of which is not assured beyond a reasonable doubt. In addition, we expect to incur certain expenses that will not be deductible in determining state taxable income. Accordingly, these expenses have also been excluded in determining our state income tax expense.

Our district energy business files separate federal income tax returns. In April of 2014, we signed a Stock Purchase Agreement to sell our interest in this business and the sale is expected to conclude during the third quarter of 2014, subject to certain customary closing conditions. See CP&E —Income Taxes below for further discussion on this business.

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

We also disclose Free Cash Flow, as defined by us, as a means of assessing the amount of cash generated by our businesses and supplementing other information provided in accordance with GAAP. We define Free Cash Flow as cash from operating activities, which includes cash paid for interest, taxes, pension contributions, less maintenance capital expenditures and excludes changes in working capital.

We believe that reporting Free Cash Flow will provide additional insight into our ability to deploy cash, as GAAP metrics such as net income and cash from operating activities do not reflect all of the items that our management considers in estimating the amount of cash generated by our operating entities. In this Quarterly Report on Form 10-Q, we have disclosed Free Cash Flow on a consolidated basis and for each of our operating segments.

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

	Quarter Ended June 30,		Change Favorable/ (Unfavorable)		Six Months Ended June 30,		Change Favorable/ (Unfavorable)
	2014	2013	$	%	2014	2013	$	%
	($ In Thousands) (Unaudited)
Net income (loss) attributable to MIC LLC(1)	$9,700	$(848)			$30,066	$5,023
Interest expense, net(2)	17,914	7,688			31,861	15,280
Provision (benefit) for income taxes	5,485	(1,090)			13,971	3,412
Depreciation(3)	12,428	9,436			24,582	18,691
Depreciation – cost of services(3)	1,707	1,703			3,411	3,401
Amortization of intangibles(4)	9,456	8,620			18,221	17,248
Loss from customer contract termination	—	1,626			—	1,626
Loss on extinguishment of debt	—	2,434			—	2,434
Loss on disposal of assets	816	—			816	106
Equity in earnings and amortization charges of investee	(10,799)	(11,289)			(25,086)	(21,751)
Equity distributions from investee(5)	16,959	7,879			25,086	7,879
Base management fees to be settled/settled in shares	9,535	8,053			18,529	15,188
Performance fees to be settled/settled in shares	4,960	24,440			4,960	46,482
Other non-cash (income) expense, net	(828)	377			(292)	(629)
EBITDA excluding non-cash items	$77,333	$59,029	18,304	31.0	$146,125	$114,390	31,735	27.7
EBITDA excluding non-cash items	$77,333	$59,029			$146,125	$114,390
Interest expense, net(2)	(17,914)	(7,688)			(31,861)	(15,280)
Adjustments to derivative instruments recorded in interest expense(2)	4,273	(1,950)			5,367	(3,289)
Amortization of debt financing costs(2)	1,100	950			2,141	1,897
Equipment lease receivables, net	1,032	1,107			2,028	2,074
Provision/benefit for income taxes, net of changes in deferred taxes	(1,894)	(443)			(3,941)	(1,875)
Pension contribution(6)	(825)	—			(1,135)	—
Changes in working capital	9,153	(7,577)			12,611	(20,820)
Cash provided by operating activities	72,258	43,428			131,335	77,097
Changes in working capital	(9,153)	7,577			(12,611)	20,820
Maintenance capital expenditures	(3,638)	(5,954)			(6,463)	(8,571)
Free cash flow	$59,467	$45,051	14,416	32.0	$112,261	$89,346	22,915	25.6

(1)	Net income (loss) attributable to MIC LLC excludes net income attributable to noncontrolling interests of $44,000 and net loss attributable to noncontrolling interests of $162,000 for the quarter and six months ended June 30, 2014, respectively, and net loss attributable to noncontrolling interests of $108,000 and net income attributable to noncontrolling interests of $735,000 for the quarter and six months ended June 30, 2013, respectively.
(2)	Interest expense, net, includes adjustment to derivative instruments and non-cash amortization of deferred financing fees.

Results of Operations: Consolidated – (continued)

(3)	Depreciation — cost of services includes depreciation expense for our district energy business, a component of CP&E segment, which is reported in cost of services in our consolidated condensed statements of operations. Depreciation and Depreciation - cost of services does not include acquisition-related step-up depreciation expense of $2.0 million and $3.9 million for each of the quarters and six months ended June 30, 2014 and 2013, respectively, in connection with our investment in IMTT, which is reported in equity in earnings and amortization charges of investee in our consolidated condensed statements of operations.
(4)	Amortization of intangibles does not include acquisition-related step-up amortization expense of $85,000 and $171,000 for each of the quarters and six months ended June 30, 2014 and 2013, respectively, in connection with our investment in IMTT, which is reported in equity in earnings and amortization charges of investee in our consolidated condensed statements of operations.
(5)	Equity distributions from investee in the above table includes distributions we received only up to our share of the earnings recorded in the calculation for EBITDA excluding non-cash items.
(6)	For the quarter and six months ended June 30, 2013, pension contributions of $900,000 and $1.4 million, respectively, were reported in changes in working capital for those periods.

Reconciliation from Consolidated Free Cash Flow to Proportionately Combined Free Cash Flow

The following table is a reconciliation from Free Cash Flow on a consolidated basis to Free Cash Flow on a proportionately combined basis (in proportion to our interests). See “Results of Operations — Consolidated” above for a reconciliation of Free Cash Flow — Consolidated basis to cash provided by operating activities, the most comparable GAAP measure. See “Results of Operations” below for each of our segments for a reconciliation of Free Cash Flow for each segment to cash provided by operating activities for such segment. See “Results of Operations —  Summary of Our Proportionately Combined Results” for further discussions on Free Cash Flow and our proportionately combined financial measures in Part I of this Form 10-Q.

	Quarter Ended June 30,		Change Favorable/ (Unfavorable)		Six Months Ended June 30,		Change Favorable/ (Unfavorable)
	2014	2013	$	%	2014	2013	$	%
	($ In Thousands) (Unaudited)
Free Cash Flow – Consolidated basis	$59,467	$45,051	14,416	32.0	$112,261	$89,346	22,915	25.6
Equity distributions from investee(1)	(16,959)	(7,879)			(25,086)	(7,879)
100% of CP&E Free Cash Flow included in consolidated Free Cash Flow	(4,048)	(4,682)			(6,823)	(7,410)
MIC’s share of IMTT Free Cash Flow	16,111	12,145			37,527	29,345
MIC’s share of CP&E Free Cash Flow	2,128	2,343			3,740	3,658
Free Cash Flow – Proportionately Combined basis	$56,699	$46,978	9,721	20.7	$121,619	$107,060	14,559	13.6

(1)	Equity distributions from investee represents the portion of distributions received from IMTT that are recorded in cash from operating activities. The distribution for the fourth quarter of 2013 from IMTT was received in the first quarter of 2014, as customary. Conversely, the distribution for the fourth quarter of 2012 from IMTT was received in the same period.

Results of Operations: IMTT

Through June 30, 2014, we accounted for our 50% interest in IMTT using the equity method. To enable meaningful analysis of IMTT’s performance across periods, IMTT’s overall performance is discussed below, rather than IMTT’s contribution to our consolidated results.

Key Factors Affecting Operating Results:

•	terminal gross profit increased principally due to:
•	an increase in revenue from firm commitments; and
•	weather related increase in heating gross profit; partially offset by
•	higher costs primarily related to the reversal of casualty losses in the quarter ended June 30, 2013; and
•	higher environmental response gross profit due to increased levels of spill response.

Results of Operations: IMTT – (continued)

	Quarter Ended June 30,		Change Favorable/ (Unfavorable)		Six Months Ended June 30,		Change Favorable/ (Unfavorable)
	2014	2013			2014	2013
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Revenue
Terminal revenue	120,912	119,520	1,392	1.2	254,602	240,852	13,750	5.7
Environmental response revenue	21,606	6,301	15,305	NM	35,994	16,454	19,540	118.8
Total revenue	142,518	125,821	16,697	13.3	290,596	257,306	33,290	12.9
Costs and expenses
Terminal operating costs(1)	49,790	44,906	(4,884)	(10.9)	101,637	95,210	(6,427)	(6.8)
Environmental response operating costs	15,682	5,573	(10,109)	(181.4)	26,922	13,460	(13,462)	(100.0)
Total operating costs	65,472	50,479	(14,993)	(29.7)	128,559	108,670	(19,889)	(18.3)
Terminal gross profit	71,122	74,614	(3,492)	(4.7)	152,965	145,642	7,323	5.0
Environmental response gross profit	5,924	728	5,196	NM	9,072	2,994	6,078	NM
Gross profit	77,046	75,342	1,704	2.3	162,037	148,636	13,401	9.0
General and administrative expenses	10,497	7,854	(2,643)	(33.7)	18,363	16,336	(2,027)	(12.4)
Depreciation and amortization	19,646	18,636	(1,010)	(5.4)	37,920	37,058	(862)	(2.3)
Casualty losses, net(1)	—	6,500	6,500	100.0	—	6,500	6,500	100.0
Operating income	46,903	42,352	4,551	10.7	105,754	88,742	17,012	19.2
Interest expense, net(2)	(8,813)	(1,117)	(7,696)	NM	(15,946)	(7,723)	(8,223)	(106.5)
Other income	1,377	442	935	NM	1,871	1,184	687	58.0
Provision for income taxes	(15,455)	(16,592)	1,137	6.9	(36,557)	(33,713)	(2,844)	(8.4)
Noncontrolling interest	(9)	(101)	92	91.1	(138)	(176)	38	21.6
Net income	24,003	24,984	(981)	(3.9)	54,984	48,314	6,670	13.8
Reconciliation of net income to EBITDA excluding non-cash items and cash provided by operating activities to Free Cash Flow:
Net income	24,003	24,984			54,984	48,314
Interest expense, net(2)	8,813	1,117			15,946	7,723
Provision for income taxes	15,455	16,592			36,557	33,713
Depreciation and amortization	19,646	18,636			37,920	37,058
Casualty losses, net(1)	—	6,500			—	6,500
Other non-cash expenses(3)	1,518	101			3,501	176
EBITDA excluding non-cash items	69,435	67,930	1,505	2.2	148,908	133,484	15,424	11.6
EBITDA excluding non-cash items	69,435	67,930			148,908	133,484
Interest expense, net(2)	(8,813)	(1,117)			(15,946)	(7,723)
Adjustments to derivative instruments recorded in interest expense(2)	(2,513)	(9,607)			(6,649)	(14,016)
Amortization of debt financing costs(2)	843	500			1,687	1,166
Provision for income taxes, net of changes in deferred taxes	(11,612)	(6,538)			(26,721)	(8,223)
Changes in working capital	(10,189)	18,803			(4,941)	1,416
Cash provided by operating activities	37,151	69,971			96,338	106,104
Changes in working capital	10,189	(18,803)			4,941	(1,416)
Maintenance capital expenditures(4)	(15,119)	(26,878)			(26,226)	(45,999)
Free cash flow	32,221	24,290	7,931	32.7	75,053	58,689	16,364	27.9

Results of Operations: IMTT – (continued)

NM — Not meaningful

(1)	Casualty losses, net, includes $2.5 million and $1.5 million related to the quarters ended December 31, 2012 and March 31, 2013, respectively, which were recorded in terminal operating costs in those periods. These amounts have been included in the quarter and six months ended June 30, 2013.
(2)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.
(3)	IMTT management’s calculation of IMTT’s EBITDA includes various non-cash items, unlike MIC’s other businesses. In order to ensure IMTT’s EBITDA excluding non-cash items does in fact excludes non-cash items, and to promote consistency across its reporting segments, MIC has excluded known non-cash items when calculating IMTT’s EBITDA excluding non-cash items including primarily the non-cash pension expense of $1.5 million and $3.3 million for the quarter and six months ended June 30, 2014, respectively. The non-cash pension expense of $2.8 million and $5.6 million was reported in changes in working capital for the quarter and six months ended June 30, 2013, respectively.
(4)	Maintenance capital expenditures includes a reclassification from growth capital expenditures in the quarters ended December 31, 2012 and March 31, 2013 of $1.2 million and $509,000, respectively. These amounts have been included in the quarter and six months ended June 30, 2013.

Revenue and Gross Profit

As expected, terminal revenue increased 1.2% and 5.7%, respectively, during the quarter and six months ended June 30, 2014 compared with the quarter and six months ended June 30, 2013. The increase for the quarter ended June 30, 2014 compared with the quarter ended June 30, 2013 was primarily attributable to an increase in firm commitments. The increase for the six months ended June 30, 2014 compared with the six months ended June 30, 2013 was primarily attributable to higher revenues from heating, firm commitments and other weather-related services.

Capacity utilization was 91.6% and 92.1% for the quarter and six months ended June 30, 2014, respectively, due to the continued scheduled cleaning and inspection of large tanks, as previously disclosed. There were more than 700,000 barrels of storage capacity out of service for cleaning and inspection during the quarter ended June 30, 2014. Firm-wide utilization rates are expected to rise as and when these barrels are returned to service, subject to all other capacity remaining in service. Offsetting this inspection-related decline in utilization, firm commitments increased primarily due to an increase in rates. The pricing environment for IMTT has not changed for the past four quarters.

The increase in heating and other weather-related services for the first quarter of 2014 was primarily due to higher activity levels resulting from the cold weather as well as higher natural gas prices, which were passed through to customers. Heating and other weather-related services were lower for the quarter ended June 30, 2014 compared with the quarter ended June 30, 2013.

Terminal operating costs were higher for the quarter ended June 30, 2014 as compared with the quarter ended June 30, 2013 primarily due to higher costs related to the reversal of casualty losses in the quarter ended June 30, 2013. Terminal operating costs were higher for the six months ended June 30, 2014 as compared with the six months ended June 30, 2013, primarily due to increased repairs and maintenance costs and increased product heating costs which are typically passed through to customers.

Gross profit from environmental response services increased due to a higher level of spill response activity during the quarter and six months ended June 30, 2014 compared with the quarter and six months ended June 30, 2013.

General and Administrative Expenses

General and administrative expenses increased for the quarter and six months ended June 30, 2014 as compared with the quarter and six months ended June 30, 2013 primarily due to increased environmental response activities and higher legal costs.

Results of Operations: IMTT – (continued)

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

Interest Expense, Net

Interest expense includes losses on derivative instruments of $2.1 million and $2.5 million for the quarter and six months ended June 30, 2014, respectively, and gains of $5.0 million and $5.1 million for the quarter and six months ended June 30, 2013, respectively. Excluding the derivative adjustments, interest expense increased due to higher debt balances.

Cash interest paid totaled $10.3 million and $20.5 million for the quarter and six months ended June 30, 2014, respectively, and $9.3 million and $18.1 million for the quarter and six months ended June 30, 2013, respectively. The increase in cash interest paid during the quarter and six months ended June 30, 2014 was due to higher debt balances.

Income Taxes

IMTT filed a consolidated federal income tax return for tax periods through and including July 16, 2014, the date of the IMTT Acquisition, and state income tax returns in the states in which it operates. Subsequent to July 16, 2014, IMTT will become part of the MIC consolidated federal taxpayer group.

The “Provision for income taxes, net of changes in deferred taxes” of $26.7 million for the six months ended June 30, 2014 in the table above, includes $21.5 million of federal income taxes and $5.2 million of state income taxes. The increase in current income taxes payable is due to higher taxable income and changes in federal tax laws.

We expect IMTT’s current federal income taxes for its short tax year ending July 16, 2014 to be approximately $28.0 million, and its current state income taxes for that period to be approximately $5.2 million. The increase in federal taxes from July 1, 2014 through July 16, 2014 as compared to the provision for income taxes for the six months ended June 30, 2014 is primarily attributable to disproportionate revenue in the pre-close period, and disproportionate expenses, including capital expenditures, in the post-close period. Subsequent to the IMTT Acquisition, we do not expect to have any 2014 current federal income taxes attributable to IMTT and we expect to incur approximately $3.8 million in current state income taxes for the remaining period ending December 31, 2014. Any future current federal income taxes attributable to IMTT are eligible to be offset in consolidation by MIC NOLs. IMTT’s actual federal tax liability could be higher or lower depending on the cost and timing of the capital assets placed in service during the year or tax legislation.

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

Results of Operations: Hawaii Gas – (continued)

Key Factors Affecting Operating Results:

•	an increase in the volume of non-utility therms sold;
•	an increase in non-utility contribution margin per therm; and
•	a decrease in operating costs.

	Quarter Ended June 30,		Change Favorable/ (Unfavorable)		Six Months Ended June 30,		Change Favorable/ (Unfavorable)
	2014	2013			2014	2013
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Contribution margin
Revenue – non-utility	32,017	28,420	3,597	12.7	66,223	60,505	5,718	9.5
Cost of revenue – non-utility	14,588	13,333	(1,255)	(9.4)	31,551	26,687	(4,864)	(18.2)
Contribution margin – non-utility	17,429	15,087	2,342	15.5	34,672	33,818	854	2.5
Revenue – utility	37,117	34,193	2,924	8.6	72,262	71,114	1,148	1.6
Cost of revenue – utility	27,469	24,726	(2,743)	(11.1)	52,698	51,380	(1,318)	(2.6)
Contribution margin – utility	9,648	9,467	181	1.9	19,564	19,734	(170)	(0.9)
Total contribution margin	27,077	24,554	2,523	10.3	54,236	53,552	684	1.3
Production	2,397	2,667	270	10.1	4,781	5,382	601	11.2
Transmission and distribution(1)	5,280	4,740	(540)	(11.4)	10,083	10,606	523	4.9
Gross profit	19,400	17,147	2,253	13.1	39,372	37,564	1,808	4.8
Selling, general and administrative expenses	4,771	5,989	1,218	20.3	10,394	11,321	927	8.2
Depreciation and amortization	2,295	2,190	(105)	(4.8)	4,553	4,348	(205)	(4.7)
Operating income	12,334	8,968	3,366	37.5	24,425	21,895	2,530	11.6
Interest expense, net(2)	(1,891)	(1,238)	(653)	(52.7)	(3,678)	(2,943)	(735)	(25.0)
Other expense	(57)	(73)	16	21.9	(139)	(105)	(34)	(32.4)
Provision for income taxes	(4,092)	(2,995)	(1,097)	(36.6)	(8,119)	(7,478)	(641)	(8.6)
Net income(3)	6,294	4,662	1,632	35.0	12,489	11,369	1,120	9.9
Reconciliation of net income to EBITDA excluding non-cash items and cash provided by operating activities to Free Cash Flow:
Net income(3)	6,294	4,662			12,489	11,369
Interest expense, net(2)	1,891	1,238			3,678	2,943
Provision for income taxes	4,092	2,995			8,119	7,478
Depreciation and amortization	2,295	2,190			4,553	4,348
Other non-cash expenses(1)	408	326			1,132	988
EBITDA excluding non-cash items	14,980	11,411	3,569	31.3	29,971	27,126	2,845	10.5
EBITDA excluding non-cash items	14,980	11,411			29,971	27,126
Interest expense, net(2)	(1,891)	(1,238)			(3,678)	(2,943)
Adjustments to derivative instruments recorded in interest expense(2)	153	(617)			146	(695)
Amortization of debt financing costs(2)	121	123			239	229
Provision for income taxes, net of changes in deferred taxes	(2,625)	(775)			(5,336)	(3,867)
Pension contribution(4)	(825)	—			(1,135)	—
Changes in working capital	1,711	9,780			(3,777)	(787)
Cash provided by operating activities	11,624	18,684			16,430	19,063
Changes in working capital	(1,711)	(9,780)			3,777	787
Maintenance capital expenditures	(2,133)	(2,415)			(3,791)	(3,421)
Free cash flow	7,780	6,489	1,291	19.9	16,416	16,429	(13)	(0.1)

(1)	For the quarter and six months ended June 30, 2013, transmission and distribution includes non-cash income of $518,000 for asset retirement obligation credit that is not expected to recur. This non-cash income is excluded when calculating EBITDA excluding non-cash items.

Results of Operations: Hawaii Gas – (continued)

(2)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.
(3)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.
(4)	For the quarter and six months ended June 30, 2013, pension contributions of $900,000 and $1.4 million, respectively, were reported in changes in working capital for those periods.

Contribution Margin and Operating Income

Non-utility volume increased by 5.6% and 1.9% for the quarter and six months ended June 30, 2014, respectively, compared with the quarter and six months ended June 30, 2013, driven by new commercial customers and an increase in average customer inventory. Non-utility contribution margin increased during the quarter and six months ended June 30, 2014 as the result of volume gains and selected price increases implemented mid-way through the first quarter of 2014, offset partially by higher LPG costs. The volume of gas sold by the utility business decreased by 1.1% and 1.8% for the quarter and six months ended June 30, 2014, respectively, compared with the quarter and six months ended June 30, 2013 as a result of reduced demand from certain large commercial customers and overall lower residential consumption.

Hawaii Gas purchased approximately 63% and 66% of its LPG from off-island sources in the quarter and six months ended June 30, 2014, respectively, compared with 95% and 81% for the quarter and six months ended June 30, 2013, respectively. The significantly higher share of off-island LPG purchases in 2013 was attributable to the shut-down of operations at the local refineries in May and June of 2013. Local LPG production reliability improved in the second quarter of 2014, however long-term reliability remains uncertain and may continue to impact the sourcing of Hawaii Gas’s LPG supplies. Hawaii Gas sources its naphtha feedstock for its synthetic natural gas plant from Hawaiian Independent Energy and on May 1, 2014, the naphtha feedstock agreement automatically extended for an additional 90 days through September 27, 2014. The business continues pursuing several initiatives to mitigate future volatility in naphtha and LPG prices and supply, including expanding storage and diversifying the supply base.

Production, transmission and distribution and selling, general and administrative expenses comprise primarily labor related expenses and professional fees. Collectively, these costs were lower for the quarter and six months ended June 30, 2014 compared with the quarter and six months ended June 30, 2013 due to absence of severance costs and lower welfare and benefit costs.

On March 6, 2014, Hawaii Gas received approval from the Hawaii Public Utilities Commission (“HPUC”) to land containerized liquefied natural gas (“LNG”) in Hawaii as a back-up fuel for its synthetic natural gas distribution system on Oahu. Hawaii Gas is currently the only company with regulatory approval to land and utilize LNG in Hawaii. On April 2, 2014, Hawaii Gas received its first shipment of LNG which was subsequently re-gasified and injected into the utility pipeline network. Hawaii Gas continues to work with stakeholders throughout the state to pursue both a containerized LNG delivery program and a large-scale bulk storage and distribution program to supply multiple end markets including power generation, ground and marine transportation.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $695,000 and $1.3 million for the quarter and six months ended June 30, 2014, respectively, and gains of $13,000 and losses of $516,000 for the quarter and six months ended June 30, 2013, respectively. Excluding the derivative adjustments, interest expense decreased during the quarter and six months ended June 30, 2014 compared with the quarter and six months ended June 30, 2013 primarily due to a lower average debt balance in the current periods.

Cash interest paid totaled $585,000 and $3.3 million for the quarter and six months ended June 30, 2014, respectively, and $706,000 and $3.4 million for the quarter and six months ended June 30, 2013, respectively.

Results of Operations: Hawaii Gas – (continued)

Income Taxes

Income from Hawaii Gas is included in our consolidated federal income tax return, and is subject to Hawaii state income taxes. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business. For the year ending December 31, 2014, the business expects to pay state income taxes of approximately $1.5 million. The “Provision for income taxes, net of changes in deferred taxes” of $5.3 million for the six months ended June 30, 2014 in the above table, includes $4.6 million of federal income taxes payable to MIC and $773,000 of state income taxes. Any current federal income tax liability is expected to be offset in consolidation by the application of NOLs.

Atlantic Aviation

Key Factors Affecting Operating Results:

•	contribution from acquired FBOs;
•	increases in margin per gallon and volume of gallons sold; and
•	increased rental and de-icing revenue; partially offset by
•	higher selling, general and administrative expenses due to acquisition related expenses and weather; and
•	higher cash interest expense driven by higher average cost of debt, partially offset by reduced average debt levels.

Results of Operations: Atlantic Aviation – (continued)

	Quarter Ended June 30,		Change Favorable/ (Unfavorable)		Six Months Ended June 30,		Change Favorable/ (Unfavorable)
	2014	2013			2014	2013
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Revenue
Fuel revenue	150,240	135,929	14,311	10.5	296,177	276,273	19,904	7.2
Non-fuel revenue	42,972	38,573	4,399	11.4	90,996	82,369	8,627	10.5
Total revenue	193,212	174,502	18,710	10.7	387,173	358,642	28,531	8.0
Cost of revenue
Cost of revenue-fuel	102,661	93,038	(9,623)	(10.3)	204,719	192,823	(11,896)	(6.2)
Cost of revenue-non-fuel	4,091	3,625	(466)	(12.9)	8,785	8,346	(439)	(5.3)
Total cost of revenue	106,752	96,663	(10,089)	(10.4)	213,504	201,169	(12,335)	(6.1)
Fuel gross profit	47,579	42,891	4,688	10.9	91,458	83,450	8,008	9.6
Non-fuel gross profit	38,881	34,948	3,933	11.3	82,211	74,023	8,188	11.1
Gross profit	86,460	77,839	8,621	11.1	173,669	157,473	16,196	10.3
Selling, general and administrative expenses	47,067	42,910	(4,157)	(9.7)	94,310	86,387	(7,923)	(9.2)
Depreciation and amortization	15,607	13,974	(1,633)	(11.7)	30,540	27,845	(2,695)	(9.7)
Loss on disposal of assets	866	3	(863)	NM	866	176	(690)	NM
Operating income	22,920	20,952	1,968	9.4	47,953	43,065	4,888	11.4
Interest expense, net(1)	(13,352)	(4,626)	(8,726)	(188.6)	(22,917)	(8,725)	(14,192)	(162.7)
Loss on extinguishment of debt	—	(2,472)	2,472	100.0	—	(2,472)	2,472	100.0
Other (expense) income	(15)	4	(19)	NM	(13)	—	(13)	NM
Provision for income taxes	(3,855)	(5,426)	1,571	29.0	(8,770)	(12,824)	4,054	31.6
Net income(2)	5,698	8,432	(2,734)	(32.4)	16,253	19,044	(2,791)	(14.7)
Reconciliation of net income to EBITDA excluding non-cash items and cash provided by operating activities to Free Cash Flow:
Net income(2)	5,698	8,432			16,253	19,044
Interest expense, net(1)	13,352	4,626			22,917	8,725
Provision for income taxes	3,855	5,426			8,770	12,824
Depreciation and amortization	15,607	13,974			30,540	27,845
Loss on extinguishment of debt	—	2,434			—	2,434
Loss on disposal of assets	816	—			816	106
Other non-cash expense (income)	88	(47)			156	(115)
EBITDA excluding non-cash items	39,416	34,845	4,571	13.1	79,452	70,863	8,589	12.1
EBITDA excluding non-cash items	39,416	34,845			79,452	70,863
Interest expense, net(1)	(13,352)	(4,626)			(22,917)	(8,725)
Adjustments to derivative instruments recorded in interest expense(1)	5,679	28			8,305	53
Amortization of debt financing costs(1)	785	648			1,516	1,309
Provision for income taxes, net of changes in deferred taxes	(882)	(1,127)			(2,126)	(5,175)
Changes in working capital	(1,274)	1,735			(2,245)	4,893
Cash provided by operating activities	30,372	31,503			61,985	63,218
Changes in working capital	1,274	(1,735)			2,245	(4,893)
Maintenance capital expenditures	(1,182)	(3,436)			(1,999)	(4,901)
Free cash flow	30,464	26,332	4,132	15.7	62,231	53,424	8,807	16.5

Results of Operations: Atlantic Aviation – (continued)

NM — Not meaningful

(1)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.

Revenue and Gross Profit

The majority of the revenue and gross profit earned by Atlantic Aviation is generated through fueling GA aircraft at facilities located at 68 U.S. airports at which Atlantic Aviation operates. Revenue is categorized according to who owns the fuel used to service these aircraft. If Atlantic Aviation owns the fuel, it records the cost to purchase that fuel as cost of revenue-fuel. The business’ corresponding fuel revenue is its cost to purchase that fuel plus a margin. The business generally pursues a strategy of maintaining and, where appropriate, increasing dollar-based margins. Generally, fluctuations in the cost of fuel are passed through to the customer.

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

Atlantic Aviation completed the Galaxy Acquisitions on April 30, 2014. Together with the acquisition of Kansas City FBO in December of 2013, these acquisitions are performing in-line with or better than expectations and are the primary drivers in increases in revenue/gross profit and costs for the quarter and six months ended June 30, 2014 compared with the quarter and six months ended June 30, 2013.

The increase in total gross profit for the quarter and six months ended June 30, 2014 compared with the quarter and six months ended June 30, 2013 was the result of increased fuel gross profit along with increased rental revenue and de-icing gross profit. On a same store basis, total gross profit increased 5.1% and 6.9% for the quarter and six months ended June 30, 2014 compared with the quarter and six months ended June 30, 2013, respectively.

Atlantic Aviation seeks to extend FBO leases prior to their maturity and to increase the portfolio’s weighted average lease life. The weighted average lease life increased from 18.5 years at June 30, 2013 to 19.5 years at June 30, 2014, notwithstanding the passage of one year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the quarter and six months ended June 30, 2014 compared with the quarter and six months ended June 30, 2013 primarily due to transaction and legal costs primarily associated with previously announced acquisitions.

On a same store basis, costs were 2.9% and 4.6% higher for the quarter and six months ended June 30, 2014, respectively, primarily due to costs associated with the colder weather in the Northeast U.S. during the first quarter of 2014 and increased employee benefit costs incurred during the six months ended June 30, 2014.

Results of Operations: Atlantic Aviation – (continued)

Interest Expense, Net

Interest expense includes losses on derivative instruments of $7.6 million and $12.1 million for the quarter and six months ended June 30, 2014, respectively, and losses of $28,000 and $53,000 for the quarter and six months ended June 30, 2013, respectively.

Excluding the derivative adjustments, interest expense increased due to the lower cost of debt in the prior comparable period, as the principal was unhedged until it was refinanced on May 31, 2013, partially offset by lower average debt levels in the current period. The weighted average interest rate of all outstanding debt facilities, including any interest rate swaps, was 4.63% and 4.70% for the quarters ended June 30, 2014 and 2013, respectively. Cash interest paid was $7.0 million and $13.2 million for the quarter and six months ended June 30, 2014, respectively, and $4.0 million and $7.3 million for the quarter end six months ended June 30, 2013, respectively.

Income Taxes

Income generated by Atlantic Aviation is included in our consolidated federal income tax return. The business files state income tax returns in the states in which it operates. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business.

During the first quarter of 2014, Atlantic Aviation completed a tax planning initiative which is expected to reduce state taxes by approximately $2.0 million over the next several years. For 2014, the business expects to pay state income taxes of approximately $3.7 million. The “Provision for income taxes, net of changes in deferred taxes” of $2.1 million for the six months ended June 30, 2014 in the above table, includes $635,000 of federal income taxes payable to MIC and $1.5 million of state income taxes.

Contracted Power and Energy

Key Factors Affecting Operating Results:

•	revenue generated by the incremental increase in generating capacity; partially offset by
•	legal and professional expenses primarily relating to transaction costs.

Results of Operations: Contracted Power and Energy – (continued)

	Quarter Ended June 30,		Change Favorable/ (Unfavorable)		Six Months Ended June 30,		Change Favorable/ (Unfavorable)
	2014	2013			2014	2013
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Product sales	5,830	2,832	2,998	105.9	9,488	4,518	4,970	110.0
Service revenue	12,057	11,713	344	2.9	20,535	20,032	503	2.5
Finance lease revenue	710	907	(197)	(21.7)	1,457	1,962	(505)	(25.7)
Total revenue	18,597	15,452	3,145	20.4	31,480	26,512	4,968	18.7
Cost of revenue – product	863	554	(309)	(55.8)	1,723	662	(1,061)	(160.3)
Cost of revenue – service(1)	8,745	8,448	(297)	(3.5)	14,947	14,661	(286)	(2.0)
Cost of revenue – total	9,608	9,002	(606)	(6.7)	16,670	15,323	(1,347)	(8.8)
Gross profit	8,989	6,450	2,539	39.4	14,810	11,189	3,621	32.4
Selling, general and administrative expenses	2,765	1,117	(1,648)	(147.5)	4,317	2,342	(1,975)	(84.3)
Depreciation	3,656	1,561	(2,095)	(134.2)	7,062	3,078	(3,984)	(129.4)
Amortization of intangibles	326	331	5	1.5	648	668	20	3.0
Loss from customer contract termination	—	1,626	1,626	100.0	—	1,626	1,626	100.0
Operating income	2,242	1,815	427	23.5	2,783	3,475	(692)	(19.9)
Interest expense, net(2)	(2,690)	(1,865)	(825)	(44.2)	(5,335)	(3,742)	(1,593)	(42.6)
Other income (expense), net	1,648	(254)	1,902	NM	2,409	2,236	173	7.7
(Provision) benefit for income taxes	(616)	548	(1,164)	NM	(1,215)	(1,415)	200	14.1
Noncontrolling interest	570	172	398	NM	1,097	(256)	1,353	NM
Net income (loss)	1,154	416	738	177.4	(261)	298	(559)	(187.6)
Reconciliation of net income (loss) to EBITDA excluding non-cash items and cash provided by (used in) operating activities to Free Cash Flow:
Net income (loss)	1,154	416			(261)	298
Interest expense, net(2)	2,690	1,865			5,335	3,742
Provision (benefit) for income taxes	616	(548)			1,215	1,415
Depreciation(1)	5,363	3,264			10,473	6,479
Amortization of intangibles	326	331			648	668
Loss from customer contract termination	—	1,626			—	1,626
Other non-cash income	(2,125)	(156)			(2,890)	(2,337)
EBITDA excluding non-cash items	8,024	6,798	1,226	18.0	14,520	11,891	2,629	22.1
EBITDA excluding non-cash items	8,024	6,798			14,520	11,891
Interest expense, net(2)	(2,690)	(1,865)			(5,335)	(3,742)
Adjustments to derivative instruments recorded in interest expense(2)	(1,559)	(1,361)			(3,084)	(2,647)
Amortization of debt financing costs(2)	194	179			386	359
Equipment lease receivable, net	1,032	1,107			2,028	2,074
Provision/benefit for income taxes, net of changes in deferred taxes	(630)	(73)			(1,019)	(276)
Changes in working capital	9,698	(18,126)			22,121	(17,252)
Cash provided by (used in) operating activities	14,069	(13,341)			29,617	(9,593)
Changes in working capital	(9,698)	18,126			(22,121)	17,252
Maintenance capital expenditures	(323)	(103)			(673)	(249)
Free cash flow	4,048	4,682	(634)	(13.5)	6,823	7,410	(587)	(7.9)

Results of Operations: Contracted Power and Energy – (continued)

NM — Not meaningful

(1)	Includes depreciation expense related to our district energy business of $1.7 million and $3.4 million for each of the quarters and six months ended June 30, 2014 and 2013, respectively.
(2)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.

Revenue and Gross Profit

The increase in revenue and gross profit for the quarter and six months ended June 30, 2014 compared with the quarter and six months ended June 30, 2013 primarily reflects operations of all solar facilities for the quarter and six months ended June 30, 2014 compared with only one operational solar facility for the majority of the quarter and six months ended June 30, 2013. This increase was partially offset by a decrease in finance lease revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are comprised primarily of transaction-related fees, legal and other professional fees and management and incentive costs. The increase in selling, general and administrative expenses primarily relates to legal and professional expenses incurred during the quarter and six months ended June 30, 2014. The increase in legal and professional expenses relates primarily to the wind power generation facility acquired during July of 2014.

Depreciation

Depreciation expense increased for the quarter and six months ended June 30, 2014 compared with the quarter and six months ended June 30, 2013 primarily as a result of the depreciation associated with solar power generation projects that became operational during 2013.

Loss From Customer Contract Termination

Effective April 30, 2013, the district energy business no longer provides site specific cooling and heating services to a customer outside downtown Chicago for which revenue, fees and lease payments were being received. The loss of this customer has reduced the business’ cash from operations.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $293,000 and $580,000 for the quarter and six months ended June 30, 2014, respectively, and losses of $473,000 and $978,000 for the quarter and six months ended June 30, 2013, respectively.

Excluding the derivative adjustments, interest expense increased for the quarter and six months ended June 30, 2014 compared with the quarter and six months ended June 30, 2013 due to higher term debt balance at the solar power generation facilities offset by a lower average debt balance at district energy business due to the repayment of principal balance. Cash interest paid was $5.3 million and $7.7 million for the quarter and six months ended June 30, 2014, respectively, and $3.0 million and $5.4 million for the quarter end six months ended June 30, 2013, respectively.

Income Taxes

In 2013, our district energy business recorded a $137,000 Federal Alternative Minimum Tax liability and did not generate a regular federal income tax liability due to the application of NOL carryforwards. For 2014, the district energy business is expected to generate federal and state income cash tax liabilities of approximately $2.0 million and $888,000, respectively. The district energy business is expected to utilize its remaining federal NOLs, of approximately $2.9 million, to offset a portion of its federal taxable income for the year ending December 31, 2014.

The five solar projects within CP&E are held in various LLCs and treated as partnerships for income tax purposes. For 2014, MIC expects its allocated share of the taxable loss from the five solar projects currently in operations to be approximately $257,000. The business’ federal taxable income differs from book income primarily as a result of differences in the depreciation of fixed assets.

Results of Operations: Corporate and Other

The financial results below reflect Corporate and Other’s performance during the periods below.

	Quarter Ended June 30,		Change Favorable/ (Unfavorable)		Six Months Ended June 30,		Change Favorable/ (Unfavorable)
	2014	2013			2014	2013
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Base management fees	9,535	8,053	(1,482)	(18.4)	18,529	15,188	(3,341)	(22.0)
Performance fees	4,960	24,440	19,480	79.7	4,960	46,482	41,522	89.3
Selling, general and administrative expenses	2,233	2,103	(130)	(6.2)	3,279	3,709	430	11.6
Operating loss	(16,728)	(34,596)	17,868	51.6	(26,768)	(65,379)	38,611	59.1
Interest income	19	41	(22)	(53.7)	69	130	(61)	(46.9)
Other income (expense), net	—	9	(9)	(100.0)	—	(16)	16	100.0
Benefit for income taxes	3,078	8,963	(5,885)	(65.7)	4,133	18,305	(14,172)	(77.4)
Noncontrolling interest	(614)	(64)	(550)	NM	(935)	(479)	(456)	(95.2)
Net loss(1)	(14,245)	(25,647)	11,402	44.5	(23,501)	(47,439)	23,938	50.5
Reconciliation of net loss to EBITDA excluding non-cash items and cash used in operating activities to Free Cash Flow:
Net loss(1)	(14,245)	(25,647)			(23,501)	(47,439)
Interest income	(19)	(41)			(69)	(130)
Benefit for income taxes	(3,078)	(8,963)			(4,133)	(18,305)
Base management fees to be settled/settled in shares	9,535	8,053			18,529	15,188
Performance fees to be settled/settled in shares	4,960	24,440			4,960	46,482
Other non-cash expense	801	254			1,310	835
EBITDA excluding non-cash items	(2,046)	(1,904)	(142)	(7.5)	(2,904)	(3,369)	465	13.8
EBITDA excluding non-cash items	(2,046)	(1,904)			(2,904)	(3,369)
Interest income	19	41			69	130
Benefit for income taxes, net of changes in deferred taxes	2,243	1,532			4,540	7,443
Changes in working capital	(982)	(966)			(3,488)	(7,674)
Cash used in operating activities	(766)	(1,297)			(1,783)	(3,470)
Changes in working capital	982	966			3,488	7,674
Free cash flow	216	(331)	547	165.3	1,705	4,204	(2,499)	(59.4)

(1)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.

Summary of Our Proportionately Combined Results

We believe that our proportionately combined metrics, including proportionately combined gross profit, proportionately combined EBITDA excluding non-cash items, proportionately combined cash interest, proportionately combined cash taxes, proportionately combined maintenance capital expenditures, proportionately combined Free Cash Flow, proportionately combined Free Cash Flow per share, proportionately combined growth capital expenditures, and proportionately combined net debt, some of which are used in this Form 10-Q, provide our investors and management with additional insight into the financial results and cash generated as a result of our varied ownership interests in our businesses and investments. When we refer to the proportionately combined net debt and resultant leverage ratios, we exclude net debt associated with CP&E as the capital structure of that business is more project finance related and the size of that reporting segment, on a proportionately combined basis, is minimal. Given the nature of the businesses we own and our varied ownership levels of these businesses, management believes that GAAP measures such as net income and cash from operating activities do not fully reflect all of the items that our management considers in assessing the amount of cash generated by our ownership interest in our businesses and investments.

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

	For the Quarter Ended June 30, 2014
($ in Thousands) (Unaudited)	IMTT 50%	Hawaii Gas	Atlantic Aviation	Contracted Power and Energy(2)	MIC Corporate	Proportionately Combined(1)	IMTT 100%	Contracted Power and Energy 100%
Gross profit	38,523	19,400	86,460	5,681	N/A	150,064	77,046	8,989
EBITDA excluding non-cash items	34,718	14,980	39,416	4,544	(2,046)	91,611	69,435	8,024
Free cash flow	16,111	7,780	30,464	2,128	216	56,699	32,221	4,048

	For the Quarter Ended June 30, 2013
($ in Thousands) (Unaudited)	IMTT 50%	Hawaii Gas	Atlantic Aviation	Contracted Power and Energy(2)	MIC Corporate	Proportionately Combined(1)	IMTT 100%	Contracted Power and Energy 100%
Gross profit	37,671	17,147	77,839	3,554	N/A	136,211	75,342	6,450
EBITDA excluding non-cash items	33,965	11,411	34,845	3,463	(1,904)	81,780	67,930	6,798
Free cash flow	12,145	6,489	26,332	2,343	(331)	46,978	24,290	4,682

Summary of Our Proportionately Combined Results – (continued)

	For the Six Months Ended June 30, 2014
($ in Thousands) (Unaudited)	IMTT 50%	Hawaii Gas	Atlantic Aviation	Contracted Power and Energy(2)	MIC Corporate	Proportionately Combined(1)	IMTT 100%	Contracted Power and Energy 100%
Gross profit	81,019	39,372	173,669	9,248	N/A	303,308	162,037	14,810
EBITDA excluding non-cash items	74,454	29,971	79,452	8,422	(2,904)	189,395	148,908	14,520
Free cash flow	37,527	16,416	62,231	3,740	1,705	121,619	75,053	6,823

	For the Six Months Ended June 30, 2013
($ in Thousands) (Unaudited)	IMTT 50%	Hawaii Gas	Atlantic Aviation	Contracted Power and Energy(2)	MIC Corporate	Proportionately Combined(1)	IMTT 100%	Contracted Power and Energy 100%
Gross profit	74,318	37,564	157,473	6,043	N/A	275,398	148,636	11,189
EBITDA excluding non-cash items	66,742	27,126	70,863	6,004	(3,369)	167,366	133,484	11,891
Free cash flow	29,345	16,429	53,424	3,658	4,204	107,060	58,689	7,410

N/A — Not applicable.

(1)	Proportionately combined Free Cash Flow is equal to the sum of Free Cash Flow attributable to MIC’s ownership interest in each of its operating businesses and MIC Corporate.
(2)	Proportionately combined Free Cash Flow for Contracted Power and Energy is equal to MIC’s controlling ownership interest in its solar power generation and district energy businesses.

Liquidity and Capital Resources

Consolidated

Our primary cash requirements include normal operating expenses, debt service, debt principal payments, payments of dividends and capital expenditures. Our primary source of cash is operating activities, although we may draw on credit facilities for capital expenditures, issue additional shares or sell assets to generate cash. Cash raised during the July of 2014 public offerings of shares and convertible senior notes that were not used to fund the IMTT Acquisition is available for general corporate purposes.

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

Historically, we have capitalized our businesses in large part using project-finance style debt. Project-finance style debt is generally limited-recourse, floating rate, non-amortizing bank debt with a medium term maturity of between five and seven years. In general, we have sought to ensure that the debt at each business was non-recourse to MIC and that there was no cross-collateralization or cross-guarantees of any debt between our businesses.

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

Liquidity and Capital Resources: Consolidated – (continued)

On July 15, 2014, we completed an underwritten offering of 11,500,000 new shares. The public offering price for the shares was $66.50 and substantially all of the proceeds, net of fees and expenses, were used to fund a portion of the acquisition of the remainder of IMTT.

On July 15, 2014, we completed an underwritten offering of $350.0 million aggregate principal amount of convertible senior notes. The notes mature on July 15, 2019 and bear interest at a rate of 2.875% payable on January 15th and July 15th of each year, beginning January 15, 2015. The notes were issued at an initial conversion rate of 11.7942 per share (equal to an initial conversion price of approximately $84.79 per share, subject to adjustment) and are convertible into shares of MIC at any time.

In July of 2014, we entered into a senior secured revolving credit facility with a syndicate of banks. The senior secured revolving credit facility provides for a five-year, $250.0 million first lien revolving credit facility that bears interest at LIBOR plus 1.75% at July 30, 2014. The senior secured revolving credit facility contains customary covenants including, among others, a financial covenant based on a ratio of cash flow available for debt service to net cash interest expense. The Company’s obligations under the senior secured credit facility are guaranteed by MIC Inc. The senior secured revolving credit facility was undrawn at July 30, 2014. Along with undrawn amounts on facilities at our businesses and other liquid resources, drawings on the revolving credit facility are available to fund growth projects and acquisitions by our existing businesses.

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

Analysis of Consolidated Historical Cash Flows from Operations

	Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2014	2013
($ In Thousands)	$	$	$	%
Cash provided by operating activities	131,335	77,097	54,238	70.4
Cash used in investing activities	(256,657)	(38,460)	(218,197)	NM
Cash used in financing activities	(23,468)	(73,245)	49,777	68.0

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

The increase in consolidated cash provided by operating activities for the six months ended June 30, 2014 compared with the six months ended June 30, 2013 was primarily due to:

•	payments from a restricted cash account for the completion of construction for projects and a payment into restricted cash during 2013 at our CP&E segment; and
•	increased cash distribution received and the timing of fourth quarter cash distributions received from IMTT classified as cash from operating activities.

Liquidity and Capital Resources: Consolidated – (continued)

At June 30, 2014, distributions from IMTT are reflected in our consolidated cash provided by operating activities only up to our cumulative 50% share of IMTT’s earnings recorded since our investment in IMTT. Cumulative distributions in excess of this are reflected in our consolidated cash from investing activities as a return of investment in unconsolidated business.

Investing Activities

The increase in consolidated cash used in investing activities for the six months ended June 30, 2014 compared with the six months ended June 30, 2013 was primarily due to the Galaxy Acquisitions that closed on April 30, 2014 and an increase in growth capital expenditures at Atlantic Aviation. The increase was offset by distributions received from IMTT classified as a return of investment in unconsolidated business and decreases in growth capital expenditures at CP&E and Hawaii Gas during the six months ended June 30, 2014.

Financing Activities

The decrease in cash used in financing activities for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 is primarily due to $100.0 million of debt borrowed at Atlantic Aviation to partially fund the Galaxy Acquisitions in April of 2014. This was partially offset by the timing of the fourth quarter dividend for 2013 and 2012. The dividend for the fourth quarter of 2012 was paid during that quarter, whereas the dividend for the fourth quarter of 2013 was paid in the first quarter of 2014, as is customary. This resulted in a $51.5 million increase in cash used in financing activities during the six months ended June 30, 2014.

See below for further description of the cash flows related to our businesses.

IMTT

The following analysis represents 100% of the cash flows of IMTT, rather than just the composition of cash flows that are included in our consolidated cash flows. We believe this is the most appropriate and meaningful approach to discussion of the historical cash flow trends of IMTT. At June 30, 2014, we accounted for our 50% ownership of this business using the equity method. As of July 16, 2014, the closing date of our acquisition of the remaining interest in IMTT, we will consolidate IMTT and the business will become a reportable segment.

	Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2014	2013
($ In Thousands)	$	$	$	%
Cash provided by operating activities	96,338	106,104	(9,766)	(9.2)
Cash used in investing activities	(53,850)	(97,152)	43,302	44.6
Cash used in financing activities	(46,681)	(10,200)	(36,481)	NM

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

Cash provided by operating activities decreased for the six months ended June 30, 2014 compared with the six months ended June 30, 2013, primarily as a result of:

•	increase in time and material payments in environmental response services, due to increased activity, for which the related revenue has not yet been fully collected; partially offset by
•	improved operating results.

Investing Activities

Cash used in investing activities primarily relates to capital expenditures which were lower for the six months ended June 30, 2014 compared with the six months ended June 30, 2013. Total cash capital expenditures decreased from $90.5 million for the six months ended June 30, 2013 to $53.9 million for the six months ended June 30, 2014. Total capital expenditures, on an accrual basis, decreased from $71.5 million for the six months ended June 30, 2013 to $47.6 million for the six months ended June 30, 2014.

Liquidity and Capital Resources: IMTT – (continued)

Maintenance and Environmental Capital Expenditure

During the six months ended June 30, 2014 and 2013, IMTT incurred $26.2 million and $46.0 million, respectively, on maintenance and environmental capital expenditures. Of the $46.0 million spent for the six months ended June 30, 2013, $14.0 million was associated with repairs to the Bayonne terminal as a result of damage from Hurricane Sandy.

Growth Capital Expenditure

IMTT incurred growth capital expenditures of $21.4 million and $25.5 million for the six months ended June 30, 2014 and 2013, respectively.

At June 30, 2014, IMTT has growth projects with outstanding expenditures that are anticipated to have a total cost of $93.5 million, including $36.2 million of support infrastructure projects and some trailing costs from projects brought on line in the prior years. To date, $38.4 million has been spent on these projects. These projects are anticipated to generate an additional $12.8 million of annualized gross profit and EBITDA as outlined in the table below.

	Anticipated Incremental Gross Profit/EBITDA	Anticipated Cumulative Gross Profit/EBITDA
2013	$2.0 million	$2.0 million
2014	6.1 million	8.1 million
2015	4.7 million	12.8 million

IMTT management has been reviewing a significant pipeline of expansion projects of which it is actively considering projects of over $100.0 million. Returns on these projects are anticipated to be in line with historical levels. The prudent deployment of growth capital in IMTT is a high priority for us.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2014 compared with cash used in financing activities for the six months ended June 30, 2013 reflects a higher level of distributions to shareholders, partially offset by a higher level of net borrowings and debt refinancing costs incurred in 2013.

At June 30, 2014, the balance on IMTT’s total debt facilities was $997.3 million. This consisted of $336.3 million in letter of credit backed tax-exempt bonds, $176.9 million in bank owned tax-exempt bonds, $461.9 million in revolving credit facilities and $22.2 million in shareholder loans. The weighted average interest rate of the outstanding debt facilities, including any interest rate swaps and fees associated with outstanding letters of credit was 4.11%. Cash interest paid was $20.5 million and $18.1 million for the six months ended June 30, 2014 and 2013, respectively.

The financial covenant requirements under IMTT’s revolving credit facility, and the calculation of these measures at June 30, 2014, were as follows:

•	Leverage Ratio < 5.00x (default threshold). The ratio at June 30, 2014 was 3.67x.
•	Interest Coverage Ratio > 3.00x (default threshold). The ratio at June 30, 2014 was 6.14x.

For a description of the material terms of IMTT’s credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Hawaii Gas

	Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2014	2013
($ In Thousands)	$	$	$	%
Cash provided by operating activities	16,430	19,063	(2,633)	(13.8)
Cash used in investing activities	(7,960)	(10,077)	2,117	21.0
Cash used in financing activities	—	(103)	103	100.0

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

The decrease in cash provided by operating activities for the six months ended June 30, 2014 compared with the six months ended June 30, 2013 was driven primarily by lower accounts payable and a higher average accounts receivable balance due to increased naphtha feedstock costs that are part of the fuel adjustment clause passed through to utility customers.

Investing Activities

Cash used in investing activities is composed primarily of capital expenditures. Capital expenditures are funded by cash from operating activities as well as drawing on credit facilities.

The following table sets forth information about capital expenditures at Hawaii Gas ($ in thousands):

	Maintenance	Growth
Six months ended June 30, 2014, accrual basis	$3,791	$3,461
Change in accrued capital expenditure balance from December 31, 2013	405	324
Six months ended June 30, 2014, cash basis	$4,196	$3,785
Six months ended June 30, 2013, accrual basis	$3,421	$5,718
Change in accrued capital expenditure balance from December 31, 2012	480	426
Six months ended June 30, 2013, cash basis	$3,901	$6,144

Maintenance Capital Expenditure

Maintenance capital expenditures for the six months ended June 30, 2014 increased compared with the six months ended June 30, 2013 due to the timing of replacement vehicle purchases, partially offset by a reduction in facility projects.

Growth Capital Expenditure

Growth capital expenditures for the six months ended June 30, 2014 were lower compared with the six months ended June 30, 2013 driven mainly by the storage expansion projects in 2013.

Financing Activities

The main drivers of cash provided by financing activities are drawings on facilities for capital expenditures and working capital needs. At June 30, 2014, the balance on the business’ debt facilities consisted of $180.0 million in term loan and senior secured note borrowings. During the first quarter of 2013, the business borrowed $20.0 million from its revolving credit facility for working capital requirements related to imports of off-island LPG cargoes and to fund a portion of its capital expenditures. The full amount was repaid during the second quarter of 2013.

The weighted average interest rate of the outstanding debt facilities, including the interest rate swap, was 3.63% at June 30, 2014. Cash interest paid was $3.3 million and $3.4 million for the six months ended June 30, 2014 and 2013, respectively.

The financial covenants precluding distributions under each of the business’ credit facilities discussed above are as follows:

•	12 month backward interest coverage ratio less than 3.0x; and
•	Leverage ratio (total indebtedness to capitalization ratio) for any fiscal quarter greater than 65.0%.

At June 30, 2014, the 12 month backward interest coverage ratio was 8.61x at the holding company and 13.81x at the operating company. The leverage ratio at June 30, 2014 was 57.26% at the holding company and 31.88% at the operating company.

Additionally, the HPUC requires the consolidated debt to total capital for the holding company to be less than 65% and that $20.0 million in cash resources be readily available at Hawaii Gas or MIC. At June 30, 2014, the debt to total capital ratio was 57.26% and $20.0 million in cash resources was readily available.

For a description of the material terms of Hawaii Gas’s credit facilities, see Note 9 “Long-Term Debt” in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Liquidity and Capital Resources: Atlantic Aviation

	Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2014	2013
($ In Thousands)	$	$	$	%
Cash provided by operating activities	61,985	63,218	(1,233)	(2.0)
Cash used in investing activities	(247,940)	(10,721)	(237,219)	NM
Cash provided by (used in) financing activities(1)	93,920	(275,628)	369,548	134.1

NM — Not meaningful

(1)	During the quarter ended June 30, 2014, we provided Atlantic Aviation with a capital contribution of $119.0 million to partially fund the Galaxy Acquisitions. For the quarter ended June 30, 2013, we provided Atlantic Aviation with a capital contribution of $237.0 million to partially repay the term loan debt. These contributions have been excluded from the above table as they are eliminated in consolidation.

Operating Activities

Cash provided by operating activities at Atlantic Aviation is generated from sales transactions primarily paid for credit cards. Some customers are provided extended payment terms and are billed accordingly. Cash used in operating activities is mainly for payments to vendors of fuel and professional services, as well as payroll costs and payments to tax jurisdictions.

Cash provided by operating activities decreased during the six months ended June 30, 2014 compared with the six months ended June 30, 2013 primarily due to:

•	higher average cost of debt, partially offset by reduced average debt levels; partially offset by
•	improved operating results including contribution from acquired FBOs; and
•	lower taxes paid.

Investing Activities

Cash used in investing activities relates primarily to cash used for acquisitions and capital expenditures. Cash provided by investing activities relates primarily to proceeds from the sale of FBOs. Cash used in investing activities increased during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to the Galaxy Acquisitions.

The following table sets forth information about capital expenditures at Atlantic Aviation ($ in thousands):

	Maintenance	Growth
Six months ended June 30, 2014, accrual basis	$1,999	$14,326
Change in accrued capital expenditure balance from December 31, 2013	150	197
Six months ended June 30, 2014, cash basis	$2,149	$14,523
Six months ended June 30, 2013, accrual basis	$4,901	$5,368
Change in accrued capital expenditure balance from December 31, 2012	368	107
Six months ended June 30, 2013, cash basis	$5,269	$5,475

Maintenance Capital Expenditure

Maintenance capital expenditures were lower for the six months ended June 30, 2014 compared with the six months ended June 30, 2013 due to replacement of equipment at existing locations and increased investments in FBO and information technology incurred during the first quarter of 2013.

Liquidity and Capital Resources: Atlantic Aviation – (continued)

Growth Capital Expenditure

Growth capital expenditures incurred during the six months ended June 30, 2014 related primarily to facility upgrades that are intended to improve the capabilities and amenities of these facilities and investments in fuel supply chain logistics. Atlantic Aviation expects an increase in growth capital expenditures from 2013 to 2014, primarily due to the purchase of fuel supply chain logistics assets, the construction of hangars and remodels of certain facilities to upgrade their capabilities and attain lease extensions.

Financing Activities

Cash used in financing activities decreased primarily due to larger net payments on the principal balance of the term loan debt during the six months ended June 30, 2013 of $260.8 million compared with net proceeds of $97.2 million for the six months ended June 30, 2014. At June 30, 2014, Atlantic Aviation’s had total debt outstanding of $614.7 million composed of $609.7 million of senior secured, first lien term loan facilities and $5.0 million of stand-alone debt facilities used to fund construction of certain FBOs. Atlantic Aviation also has a $70.0 million senior secured, first lien revolving credit facility which is currently undrawn. This revolving credit facility matures in May of 2018. The current weighted average interest rate of all outstanding debt facilities, including interest rate swaps, is 4.63%. Cash interest paid was $13.2 million and $7.3 million for the six months ended June 30, 2014 and 2013, respectively.

Atlantic Aviation’s term loan facilities amortize 1.0% per year and bear interest at a rate of LIBOR plus a margin of 2.50% with a minimum LIBOR of 0.75% through the maturity of the term loans in June of 2020. Atlantic Aviation has hedged 100% of its LIBOR exposure on its term loan facilities through July 31, 2019 by entering into interest rate swaps where it will pay a weighted average fixed rate of 2.13% for one-month U.S. LIBOR. The interest rate swaps amortize at the same rate as the term loans.

At June 30, 2014, Atlantic Aviation’s net debt to adjusted EBITDA was 3.36x (versus a covenant of 4.75x). For a description of the material terms of Atlantic Aviation’s credit facilities, see Note 9, “Long-Term Debt”, in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Contracted Power and Energy

The financial results discussed below reflect 100% of CP&E’s performance during the periods presented below, rather than our interests in our solar power generation and district energy businesses.

	Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2014	2013
($ In Thousands)	$	$	$	%
Cash provided by (used in) operating activities	29,617	(9,593)	39,210	NM
Cash used in investing activities	(13,054)	(17,662)	4,608	26.1
Cash (used in) provided by financing activities	(12,999)	22,854	(35,853)	(156.9)

NM — Not meaningful

Operating Activities

Cash provided by operating activities is driven primarily by revenue collected from PPAs, customer contracts for products and services provided and leased equipment payments received (including non-revenue lease principal). The change in cash provided by operating activities is primarily a result of payments from a restricted cash account for the completion of construction for projects and a payment into restricted cash during 2013.

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

Liquidity and Capital Resources: Contracted Power and Energy – (continued)

In April of 2014, the Company signed a Stock Purchase Agreement to sell its interest in the district energy business. The sale is expected to conclude in the third quarter of 2014, subject to certain customary closing conditions, and the net proceeds are expected to be reinvested in our businesses.

The following table sets forth information about capital expenditures at CP&E ($ in thousands):

	Maintenance	Growth
Six months ended June 30, 2014, accrual basis	$673	$3,031
Change in accrued capital expenditure balance from December 31, 2013	51	7,645
Six months ended June 30, 2014, cash basis	$724	$10,676
Six months ended June 30, 2013, accrual basis	$249	$18,473
Change in accrued capital expenditure balance from December 31, 2012	184	(1,245)
Six months ended June 30, 2013, cash basis	$433	$17,228

Maintenance Capital Expenditure

The business expects to spend approximately $1.0 million per year on capital expenditures, predominately relating to the replacement of parts, system reliability, customer service and minor system modifications at our district energy facilities. Maintenance capital expenditures will be funded from available facilities and cash from operating activities. These expenditures were higher during the six months ended June 30, 2014 due to the timing of spend on ordinary course maintenance projects.

Growth Capital Expenditure

The decrease in growth capital expenditures for the six months ended June 30, 2014 compared with the six months ended June 30, 2013 is primarily due to the construction of solar projects and the timing of spend related to connecting new customers.

Financing Activities

The change from cash provided by financing activities for the six months ended June 30, 2013 to cash used in financing activities for the six months ended June 30, 2014 is primarily due to larger net repayments on debt and increased distribution to noncontrolling interest. For the six months ended June 30, 2013, the business received capital contribution from noncontrolling interest that did not recur this period.

Each of the five solar projects and the district energy business are financed individually with non-recourse debt. At June 30, 2014, the outstanding balance on term loan debt at the five combined solar projects was $139.9 million with a weighted average interest rate of 4.67%. During the first quarter of 2014, three solar projects converted construction loans to term loans with fixed interest rates and maturities ranging from 20 – 23 years. The outstanding debt balance at our district energy business was $147.7 million at June 30, 2014, all of which is classified as current portion of long-term debt on the consolidated condensed balance sheet, with a weighted average interest rate of 6.25%. In accordance with the debt agreements, 100% of excess free cash flows generated at the district cooling facility are being utilized to repay the debt facility. All of the CP&E credit facilities were compliant with their respective covenants at June 30, 2014. Cash interest paid at CP&E for the six months ended June 30, 2014 and 2013 was $7.7 million and $5.4 million, respectively.

For a description of the material terms of CP&E’s credit facilities, see Note 9, “Long-Term Debt”, in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Commitments and Contingencies

During the six months ended June 30, 2014, Atlantic Aviation entered into an incremental joinder agreement that provided the business with an incremental term loan facility of $100.0 million on the same terms as its existing term loan facility. The interest rate on this term loan facility floats at LIBOR plus 2.50%, with a minimum LIBOR of 0.75%. This term loan was fully drawn on April 30, 2014. Effective May 30, 2014, Atlantic Aviation entered into an interest rate swap that expires on July 31, 2019. This interest rate swap effectively fixes the interest rate on term loan at 4.399%.

Commitments and Contingencies – (continued)

Except as noted above, at June 30, 2014, there had been no material changes in our commitments and contingencies compared with our commitments and contingencies at December 31, 2013. At June 30, 2014, we did not have any material purchase obligations. For a discussion of our other future obligations, due by period, under the various contractual obligations, off-balance sheet arrangements and commitments, please see “Liquidity and Capital Resources — Commitments and Contingencies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on February 19, 2014.

At June 30, 2014, we did not have any material reserves for contingencies. We have other contingencies occurring in the normal course of business, including pending legal and administrative proceedings that are not reflected at this time as they are not ascertainable.

Our sources of cash to meet these obligations include:

•	cash generated from our operations (see “Operating Activities” in “Liquidity and Capital Resources”);
•	refinancing of our current credit facilities on or before maturity (see “Financing Activities” in “Liquidity and Capital Resources”); and
•	cash available from our undrawn credit facilities (see “Consolidated” and “Financing Activities” in “Liquidity and Capital Resources”).

Recent Developments

In July of 2014, the Company completed the offerings of 11,500,000 new shares and $350.0 million aggregate principal amount of 2.875% convertible senior notes due July of 2019 and entered into a $250.0 million, five-year senior secured revolving credit facility with a syndicate of banks. See “Consolidated - Liquidity and Capital Resources.”

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

Critical Accounting Policies and Estimates – (continued)

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

Controls and Procedures

Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED BALANCE SHEETS
($ in Thousands, Except Share Data)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$84,583	$233,373
Restricted cash	29,036	51,884
Accounts receivable, less allowance for doubtful accounts of $961 and $953, respectively	71,487	60,823
Inventories	26,942	25,834
Prepaid expenses	6,251	10,132
Deferred income taxes	4,567	6,197
Equipment lease receivables current	8,831	8,515
Other	13,179	9,792
Total current assets	244,876	406,550
Property, equipment, land and leasehold improvements, net	894,665	854,169
Equipment lease receivables non-current	13,840	16,155
Investment in unconsolidated business	71,434	83,703
Goodwill	596,627	514,494
Intangible assets, net	693,366	592,850
Deferred financing costs, net of accumulated amortization	22,843	22,740
Other	4,854	10,204
Total assets	$2,542,505	$2,500,865
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Due to manager-related party	$8,370	$3,032
Accounts payable	31,029	28,850
Accrued expenses	32,100	42,713
Current portion of long-term debt	158,687	163,083
Fair value of derivative instruments	10,542	13,027
Other	25,715	20,747
Total current liabilities	266,443	271,452
Long-term debt, net of current portion	923,581	831,027
Deferred income taxes	198,331	189,719
Other	58,014	55,399
Total liabilities	1,446,369	1,347,597
Commitments and contingencies	—	—
Members’ equity:
LLC interests, or shares, no par value; 500,000,000 authorized; 56,636,240 shares issued and outstanding at June 30, 2014 and 56,295,595 shares issued and outstanding at December 31, 2013	1,140,909	1,226,733
Additional paid in capital	21,447	21,447
Accumulated other comprehensive loss	(8,273)	(8,445)
Accumulated deficit	(167,441)	(197,507)
Total members’ equity	986,642	1,042,228
Noncontrolling interests	109,494	111,040
Total equity	1,096,136	1,153,268
Total liabilities and equity	$2,542,505	$2,500,865

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
($ in Thousands, Except Share and Per Share Data)

	Quarter Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenue
Revenue from product sales	$188,087	$167,181	$371,888	$341,296
Revenue from product sales – utility	37,117	34,193	72,262	71,114
Service revenue	55,029	50,286	111,531	102,401
Financing and equipment lease income	710	907	1,457	1,962
Total revenue	280,943	252,567	557,138	516,773
Costs and expenses
Cost of product sales	121,332	109,594	244,249	226,587
Cost of product sales – utility	31,926	29,464	61,306	60,953
Cost of services	12,836	12,073	23,732	23,007
Selling, general and administrative	56,836	52,120	112,300	101,329
Fees to manager-related party	14,495	32,493	23,489	61,670
Depreciation	12,428	9,436	24,582	18,691
Amortization of intangibles	9,456	8,620	18,221	17,248
Loss from customer contract termination	—	1,626	—	1,626
Loss on disposal of assets	866	3	866	176
Total operating expenses	260,175	255,429	508,745	511,287
Operating income (loss)	20,768	(2,862)	48,393	5,486
Other income (expense)
Interest income	31	49	95	143
Interest expense(1)	(17,945)	(7,737)	(31,956)	(15,423)
Loss on extinguishment of debt	—	(2,472)	—	(2,472)
Equity in earnings and amortization charges of investee	10,799	11,289	25,086	21,751
Other income (expense), net	1,576	(313)	2,257	(315)
Net income (loss) before income taxes	15,229	(2,046)	43,875	9,170
(Provision) benefit for income taxes(2)	(5,485)	1,090	(13,971)	(3,412)
Net income (loss)	$9,744	$(956)	$29,904	$5,758
Less: net income (loss) attributable to noncontrolling interests	44	(108)	(162)	735
Net income (loss) attributable to MIC LLC	$9,700	$(848)	$30,066	$5,023
Basic income (loss) per share attributable to MIC LLC	$0.17	$(0.02)	$0.53	$0.10
Weighted average number of shares outstanding: basic	56,559,924	50,889,021	56,465,136	49,245,969
Diluted income (loss) per share attributable to MIC LLC	$0.17	$(0.02)	$0.53	$0.10
Weighted average number of shares outstanding: diluted	56,572,519	50,889,021	56,477,888	49,263,383
Cash dividends declared per share	$0.95	$0.875	$1.8875	$1.5625

(1)	Interest expense includes losses on derivative instruments of $8.6 million and $13.9 million for the quarter and six months ended June 30, 2014, respectively, of which net losses of $269,000 and $508,000, respectively, were reclassified from accumulated other comprehensive loss. For the quarter and six months ended June 30, 2013, interest expense includes losses on derivative instruments of $487,000 and $1.5 million, respectively, of which net losses of $423,000 and $821,000, respectively, were reclassified from accumulated other comprehensive loss.
(2)	Includes $107,000 and $202,000 of benefit for income taxes from accumulated other comprehensive loss reclassifications for the quarter and six months ended June 30, 2014, respectively. For the quarter and six months ended June 30, 2013, benefit for income taxes includes $168,000 and $326,000 from accumulated other comprehensive loss reclassifications, respectively.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
($ in Thousands)

	Quarter Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income (loss)	$9,744	$(956)	$29,904	$5,758
Other comprehensive income, net of taxes:
Reclassification of realized losses of derivatives into earnings(1)	171	266	321	516
Translation adjustment(2)	289	—	4	—
Other comprehensive income	460	266	325	516
Comprehensive income (loss)	$10,204	$(690)	$30,229	$6,274
Less: comprehensive income (loss) attributable to noncontrolling interests	125	19	(9)	982
Comprehensive income (loss) attributable to MIC LLC	$10,079	$(709)	$30,238	$5,292

(1)	Reclassification of realized losses of derivatives is composed of (i) pre-tax derivative losses into interest expense of $269,000 and $508,000, respectively, and the related tax benefit of $107,000 and $202,000, respectively, recorded in the consolidated condensed statements of operations; and (ii) pre-tax derivative losses of $13,000 and $23,000, respectively, as an adjustment to investment in unconsolidated business, and an adjustment to deferred taxes of $4,000 and $8,000, respectively, recorded in the consolidated condensed balance sheet for the quarter and six months ended June 30, 2014, respectively. For the quarter and six months ended June 30, 2013, reclassification of realized losses of derivatives is composed of (i) pre-tax derivative losses into interest expense of $423,000 and $821,000, respectively, and the related tax benefit of $168,000 and $326,000, respectively, recorded in the consolidated condensed statements of operations; and (ii) pre-tax derivative losses of $17,000 and $32,000, respectively, as an adjustment to investment in unconsolidated business, and an adjustment to deferred taxes of $6,000 and $11,000, respectively, recorded in the consolidated condensed balance sheet.
(2)	Translation adjustment is presented net of taxes of $156,000 and $2,000, respectively, for the quarter and six months ended June 30, 2014, respectively.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in Thousands)

	Six Months Ended
	June 30, 2014	June 30, 2013
Operating activities
Net income	$29,904	$5,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	27,993	22,092
Amortization of intangible assets	18,221	17,248
Loss on disposal of assets	816	106
Loss from customer contract termination	—	1,626
Equity in earnings and amortization charges of investee	(25,086)	(21,751)
Equity distributions from investee	25,086	7,879
Amortization of debt financing costs	2,141	1,897
Loss on extinguishment of debt	—	2,434
Adjustments to derivative instruments	5,367	(3,289)
Base management fees to be settled/settled in shares	18,529	15,188
Performance fees to be settled/settled in shares	4,960	46,482
Equipment lease receivable, net	2,028	2,074
Deferred rent	189	128
Deferred taxes	10,030	1,537
Other non-cash income, net	(319)	(1,492)
Changes in other assets and liabilities:
Restricted cash	25,262	(9,490)
Accounts receivable	(10,851)	(6,865)
Inventories	(1,227)	(2,338)
Prepaid expenses and other current assets	877	4,081
Due to manager-related party	(51)	31
Accounts payable and accrued expenses	270	(2,960)
Income taxes payable	(313)	(845)
Other, net	(2,491)	(2,434)
Net cash provided by operating activities	131,335	77,097
Investing activities
Acquisitions of businesses and investments, net of cash acquired	(232,947)	—
Return of investment in unconsolidated business	12,297	—
Purchases of property and equipment	(36,053)	(38,450)
Other, net	46	(10)
Net cash used in investing activities	(256,657)	(38,460)

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS – (continued)
(Unaudited)
($ in Thousands)

	Six Months Ended
	June 30, 2014	June 30, 2013
Financing activities
Proceeds from long-term debt	$104,884	$471,752
Dividends paid to shareholders	(104,502)	(35,881)
Proceeds from the issuance of shares	—	227,558
Offering and equity raise costs paid	(17)	(11,006)
Proceeds from the issuance of shares pursuant to MIC Direct	130	—
Contributions received from noncontrolling interests	—	22,362
Distributions paid to noncontrolling interests	(1,406)	(1,189)
Payment of long-term debt	(16,726)	(732,037)
Debt financing costs paid	(2,317)	(18,906)
Change in restricted cash	(2,599)	5,009
Payment of notes and capital lease obligations	(915)	(907)
Net cash used in financing activities	(23,468)	(73,245)
Net change in cash and cash equivalents	(148,790)	(34,608)
Cash and cash equivalents, beginning of period	233,373	141,376
Cash and cash equivalents, end of period	$84,583	$106,768
Supplemental disclosures of cash flow information
Non-cash investing and financing activities:
Accrued equity offering costs	$286	$11
Accrued financing costs	$322	$93
Accrued purchases of property and equipment	$2,501	$2,769
Acquisition of equipment through capital leases	$—	$1,135
Issuance of shares to manager for performance fees	$—	$65,862
Issuance of shares to manager for base management fees	$18,100	$13,434
Issuance of shares to independent directors	$750	$640
Conversion of construction loan to term loan	$60,360	$—
Distributions payable to noncontrolling interests	$406	$288
Taxes paid	$4,254	$2,720
Interest paid	$24,173	$16,184

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

The Company owns its businesses through its direct wholly-owned subsidiary, Macquarie Infrastructure Company Inc., or MIC Inc. The Company’s businesses operate predominantly in the United States and consist of the following:

•	International Matex Tank Terminals or “IMTT”: at June 30, 2014, consisted of a 50% interest in a bulk liquid terminals business which provides bulk liquid storage and handling services at ten marine terminals in the United States and two in Canada and is one of the largest participants in this industry in the U.S., based on storage capacity. On July 16, 2014, we completed the acquisition of the remaining 50% interest;
•	Hawaii Gas: a full-service gas energy company processing and distributing gas products and providing related services in Hawaii;
•	Atlantic Aviation: an airport services business providing products and services, including fuel and aircraft hangaring/parking, to owners and operators of general aviation aircraft at 68 airports in the U.S.; and
•	Contracted Power and Energy (“CP&E”) segment: at June 30, 2014, consisted of controlling interests in five contracted power generation facilities located in the southwest U.S. and a 50.01% controlling interest in a district energy business which operates one of the largest district cooling systems in the U.S. In July of 2014, we completed the acquisition of interests in wind power generation.

In April of 2014, the Company signed a Stock Purchase Agreement to sell its interest in the district energy business. The sale is expected to conclude in the third quarter of 2014, subject to certain customary closing conditions, and the net proceeds are expected to be reinvested in its businesses.

2. Basis of Presentation

The unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of consolidated condensed financial statements in conformity with GAAP requires estimates and assumptions. Management evaluates these estimates and assumptions on an ongoing basis. Actual results may differ from the estimates and assumptions used in the financial statements and notes. Operating results for the quarter and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Recently Issued Accounting Standards

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

On April 10, 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The standard states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. ASU 2014-08 is effective prospectively for new disposals (or classifications as held-for-sale) that occur within annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. This guidance is not expected to have a material effect on the Company’s consolidated financial statements.

3. Income per Share

Following is a reconciliation of the basic and diluted number of shares used in computing income per share:

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average number of shares outstanding: basic	56,559,924	50,889,021	56,465,136	49,245,969
Dilutive effect of restricted stock unit grants	12,595	—	12,752	17,414
Weighted average number of shares outstanding: diluted	56,572,519	50,889,021	56,477,888	49,263,383

The effect of potentially dilutive shares for the quarter and six months ended June 30, 2014 is calculated assuming that the 12,525 restricted stock unit grants provided to the independent directors on May 21, 2014, which will vest during the second quarter of 2015, and the 12,910 restricted stock unit grants provided to the independent directors on May 20, 2013, which vested during the second quarter of 2014, had been fully converted to shares on those grant dates.

The effect of potentially dilutive shares for the six months ended June 30, 2013 is calculated assuming that the 12,910 restricted stock unit grants provided to the independent directors on May 20, 2013, which vested during the second quarter of 2014, the 18,208 restricted stock unit grants provided to the independent

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

3. Income per Share  – (continued)

directors on May 31, 2012, which vested during the second quarter of 2013, and the 895 restricted stock unit grants on February 21, 2013, which vested during the second quarter of 2013, had been fully converted to shares on those grant dates. The restricted stock unit grants were anti-dilutive for the quarter ended June 30, 2013 due to the Company’s net loss for the period.

4. Acquisitions

Contracted Power and Energy Acquisitions

The solar power generation businesses, within the Contracted Power and Energy segment, are held in LLCs with a co-investor. These projects’ taxable income for the first five years is expected to be a loss due to accelerated depreciation, with 99% of the taxable loss, subject to certain adjustments that are not expected to be significant, allocated to the co-investor. Accordingly, these projects should have a nominal effect on MIC’s consolidated current taxable income for at least the first five years of each project. The projects do not pay federal or state income taxes on a standalone basis, as the projects are treated as a partnership for tax purposes, with each member paying federal and state income taxes on their allocated taxable income.

The acquisition price on these projects can vary depending on, among other things, factors such as the size of the project, power purchase agreement (“PPA”) contract terms, eligibility for tax incentives, debt package, operating cost structure and development stage. A completed project takes out all of the construction risk, testing and costs associated with construction contracts.

The Company has certain rights to make decisions over the management and operations of the projects and the Company has determined that it is appropriate to consolidate the projects with the co-investor’s interest reflected as a “noncontrolling interest” in the consolidated condensed financial statements.

Acquisition of — Davis Monthan Air Force Base (“DMAFB”), Arizona

On July 19, 2013, the Company contributed $7.9 million, as a capital investment, and completed the acquisition of the DMAFB Project for an initial purchase price of $11.0 million subject to customary closing conditions described below. The Company entered into an LLC agreement with a noncontrolling interest co-investor who made a capital contribution of $23.0 million during the fourth quarter of 2013. The purchase price was adjusted by $1.5 million in the first quarter of 2014 in accordance with the purchase agreement, which includes provisions that adjusted the purchase price based on final construction costs, financing terms and other insignificant project-related costs. As a result, a final payment of $1.2 million was made during the first quarter of 2014, resulting in a final purchase price of $9.5 million for this project. During June of 2014, the DMAFB Project made a $5.8 million distribution to MIC classified as a return of capital, reducing MIC’s investment in the project to $2.1 million. This facility is expected to generate approximately 13 megawatts (“MWac”) of electricity.

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

Had the DMAFB Project, Valley Center Project and Ramona Project acquisitions occurred as of January 1, 2013, the Company’s consolidated results of operations would not have been materially different. For the six months ended June 30, 2014 and the year ended December 31, 2013, the Company recorded transaction related costs of $228,000 and $2.2 million, respectively, in selling, general, and administrative expenses for these investments.

Atlantic Aviation Acquisitions

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

Acquisition of Galaxy FBO

On April 30, 2014, Atlantic Aviation completed the acquisitions of the assets and liabilities of Galaxy Aviation and Boca Aviation (collectively referred to as “Galaxy Acquisitions”) for a purchase price of $230.0 million, funded by cash that had previously been raised or generated and the $100.0 million term loan facility that had previously been arranged. The acquisitions included substantially all of the assets of six FBOs and one new hangar then under construction at one of the six airports on which the FBOs operate. The acquisition has expanded the business network into Florida.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

4. Acquisitions  – (continued)

The acquisitions have been accounted for as a business combination. Accordingly, the results of operations of Galaxy are included in the consolidated condensed statement of operations, and as a component of the Company’s Atlantic Aviation business segment, since April 30, 2014. The allocation of the purchase price for the Galaxy Acquisitions’ assets acquired and liabilities assumed was as follows ($ in thousands):

Inventories	$474
Other current assets	27
Total current assets	501
Property, equipment, land and leasehold improvements	29,714
Intangible assets:
Trade names(1)	100
Customer relationships(2)	850
Contractual arrangements(3)	118,500
Goodwill(4)	82,284
Total assets acquired	$231,949
Current liabilities	$1,949
Total liabilities assumed	$1,949
Net assets acquired	$230,000

(1)	Trade names are indefinite in life.
(2)	Customer relationships are being amortized over an eight year period.
(3)	Contractual arrangements are being amortized over a weighted average life of twenty five years.
(4)	Goodwill of $82.3 million is deductible for tax purposes.

The fair value was determined using various valuation techniques, including the market approach, income approach and/or cost approach. Had the Galaxy Acquisitions occurred as of January 1, 2014 and MKC acquisition occurred as of January 1, 2013, the consolidated results of operations would not have been materially different. For the six months ended June 30, 2014 and year ended December 31, 2013, Atlantic Aviation recorded transaction related costs of $792,000 and $680,000, respectively, in selling, general and administrative expenses for these investments.

IMTT Acquisition

On July 16, 2014, the Company acquired the remaining interest in IMTT that it did not own. See Note 14, “Subsequent Events”.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

5. Property, Equipment, Land and Leasehold Improvements

Property, equipment, land and leasehold improvements at June 30, 2014 and December 31, 2013 consist of the following ($ in thousands):

	June 30, 2014	December 31, 2013
Land	$4,856	$4,854
Easements	5,624	5,624
Buildings	25,152	25,143
Leasehold and land improvements	380,864	357,903
Machinery and equipment	705,972	674,839
Furniture and fixtures	12,159	11,416
Construction in progress	46,347	35,637
Property held for future use	1,975	1,975
	1,182,949	1,117,391
Less: accumulated depreciation	(288,284)	(263,222)
Property, equipment, land and leasehold improvements, net	$894,665	$854,169

As discussed in Note 4, “Acquisitions”, the Company acquired $29.7 million in property, equipment, land and leasehold improvements from the Galaxy Acquisitions during the second quarter of 2014. During 2013, the Company acquired $45.3 million in construction in progress, which subsequently was reclassed to machinery and equipment, from the acquisitions of three solar facilities and $13.8 million in property, equipment, land and leasehold improvements from the MKC acquisition.

6. Intangible Assets

Intangible assets at June 30, 2014 and December 31, 2013 consist of the following ($ in thousands):

	June 30, 2014	December 31, 2013
Contractual arrangements	$863,276	$746,231
Non-compete agreements	9,665	9,665
Customer relationships	81,105	80,255
Leasehold rights	2,121	2,121
Trade names	15,771	15,671
Technology	460	460
	972,398	854,403
Less: accumulated amortization	(279,032)	(261,553)
Intangible assets, net	$693,366	$592,850

As discussed in Note 4, “Acquisitions”, the Company acquired $119.5 million in intangible assets from the Galaxy Acquisitions during the second quarter of 2014. This consisted primarily of contractual arrangements and will be amortized over a weighted average life of twenty five years.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

6. Intangible Assets  – (continued)

The goodwill balance as of June 30, 2014 is comprised of the following ($ in thousands):

Goodwill acquired in business combinations, net of disposals, at December 31, 2013	$637,694
Add: goodwill acquired in 2014 acquisition	82,133
Less: accumulated impairment charges	(123,200)
Balance at June 30, 2014	$596,627

As discussed in Note 4, “Acquisitions”, the Company recorded $82.3 million in goodwill from the Galaxy Acquisitions during the second quarter of 2014.

The Company tests for goodwill impairment at the reporting unit level on an annual basis on October 1st of each year and between annual tests if a triggering event indicates impairment. There were no triggering events indicating impairment for the six months ended June 30, 2014.

7. Long-Term Debt

At June 30, 2014 and December 31, 2013, the Company’s consolidated long-term debt comprised the following ($ in thousands):

	June 30, 2014	December 31, 2013
Hawaii Gas	$180,000	$180,000
Atlantic Aviation	614,679	517,773
Contracted Power and Energy	287,589	296,337
Total	1,082,268	994,110
Less: current portion	(158,687)	(163,083)
Long-term portion	$923,581	$831,027

On May 31, 2013, Atlantic Aviation entered into a credit agreement (the “AA Credit Agreement”), that provides the business with a seven-year, $465.0 million senior secured first lien term loan facility. On November 7, 2013 and January 22, 2014, the business entered into an incremental $50.0 million and $100.0 million, respectively, term loan under the AA Credit Agreement that provides the business with senior secured first lien term loan facility. The interest rate on these term loan facilities floats at LIBOR plus 2.50%, with minimum LIBOR of 0.75%, and these facilities mature in June of 2020. The floating rate has effectively been fixed for 6 years using interest rate swaps. At June 30, 2014, the outstanding balance on these term loan facilities totaled $609.7 million. The AA Credit Agreement also provides for a five-year, $70.0 million senior secured first lien revolving credit facility that bears interest at LIBOR plus 2.50%. This remains undrawn at June 30, 2014.

Atlantic Aviation also has stand-alone debt facilities used to fund construction at its FBOs. At June 30, 2014, the balances on the stand-alone facilities were $5.0 million. The Company has classified $557,000 relating to the stand-alone debt facilities in the current portion of long-term debt in the consolidated condensed balance sheet at June 30, 2014.

The Company classified $147.7 million relating to its district energy business’ debt, within the CP&E segment, in the current portion of long-term debt in the consolidated condensed balance sheet at June 30, 2014, as its debt facilities mature in September of 2014. The Company intends to repay the outstanding debt of this business with a portion of the proceeds from the expected sale of the business in the third quarter of 2014. During the six months ended June 30, 2014 and in July of 2014, the district energy business repaid $6.3 million and $712,000, respectively, of its outstanding debt balance.

At June 30, 2014, the solar power generation businesses, within the CP&E segment, had $139.9 million of amortizing term loan debt outstanding, of which $4.2 million was recorded as current portion of long-term debt in the consolidated condensed balance sheet. During February of 2014, the construction loans for the

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7. Long-Term Debt  – (continued)

DMAFB Project, Valley Center Project and Ramona Project converted to term debt. The interest rate related to the DMAFB Project’s term debt, of $27.6 million, is fixed at 5.138% through maturity in December of 2033. The interest rate related to the Valley Center Project’s term debt, of $16.9 million, is fixed at 5.60% through maturity in September of 2036. The interest rate related to the Ramona Project’s term debt, of $15.9 million, is fixed at 5.47% through maturity in September of 2036.

In July of 2014, in connection with its acquisition of the remaining interest in IMTT that it did not own, the Company (i) entered into a new senior secured revolving credit facility of $250.0 million and (ii) issued $350.0 million aggregate principal amount of 2.875% convertible senior notes due July of 2019. See Note 14, “Subsequent Events”.

8. Derivative Instruments and Hedging Activities

The Company and certain of its businesses have in place variable-rate debt. Management believes that it is prudent to limit the variability of a portion of the business’ interest payments. To meet this objective, the Company enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk on a portion of its debt with a variable-rate component. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt for the portion of the debt that is swapped.

At June 30, 2014, the Company had $1.1 billion of current and long-term debt, $837.5 million of which was economically hedged with interest rate contracts and $244.8 million of which was unhedged.

Effective February 25, 2009 for Atlantic Aviation and effective April 1, 2009 for the Company’s other businesses, the Company elected to discontinue hedge accounting. In prior periods, when the Company applied hedge accounting, changes in the fair value of derivatives that effectively offset the variability of cash flows on the Company’s debt interest obligations were recorded in other comprehensive income or loss. From the dates that hedge accounting was discontinued, all movements in the fair value of the interest rate swaps are recorded directly through earnings. As interest payments are made, a portion of the other comprehensive loss recorded under hedge accounting is also reclassified into earnings. The Company will reclassify into earnings $349,000 of derivative losses, included in accumulated other comprehensive loss as of June 30, 2014, within the next 12 months.

Excess cash flow generated from the district energy business must be applied toward the principal balance of the term loan during the last two years before maturity. The district energy business is expected to record additional reclassifications from accumulated other comprehensive loss to interest expense when the business pays down its debt more quickly than anticipated.

As discussed in Note 7, “Long-Term Debt”, Atlantic Aviation entered into a $100.0 million senior secured first lien term loan facility credit agreement on January 22, 2014. The interest rate on this term loan facility floats at LIBOR plus 2.50%, with a minimum LIBOR of 0.75%. This term loan was fully drawn in April of 2014 in connection with the Galaxy Acquisitions. Effective May 30, 2014, Atlantic Aviation entered into an amortizing interest rate swap for $96.3 million notional that expires on July 31, 2019. This interest rate swap effectively fixes the interest rate on the term loan at 4.40%. The amortization on this interest rate swap is scheduled to equal the total principal balance on all of the term loan facilities under the AA Credit Agreement, resulting in the total outstanding principal balance on the term loans to be 100% hedged. The weighted average of the interest rate from the outstanding swaps under the AA Credit Agreement are effectively fixed at 4.63%.

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

The Company’s fair value measurements of its derivative instruments and the related location of the assets and liabilities associated with the hedging instruments within the consolidated condensed balance sheets at June 30, 2014 and December 31, 2013 were as follows ($ in thousands):

	Assets (Liabilities) at Fair Value(1)
	Interest Rate Contracts Not Designated as Hedging Instruments
Balance Sheet Location	June 30, 2014	December 31, 2013
Fair value of derivative instruments – current assets(2)	$—	$1
Fair value of derivative instruments – non-current assets(3)	947	6,880
Total interest rate derivative contracts – assets(2)(3)	$947	$6,881
Fair value of derivative instruments – current liabilities(3)	$(10,542)	$(13,027)
Fair value of derivative instruments – non-current liabilities(3)	(1,410)	—
Total interest rate derivative contracts – liabilities(3)	$(11,952)	$(13,027)

(1)	Fair value measurements at reporting date were made using significant other observable inputs (“level 2”).
(2)	Derivative contracts represent interest rate caps.
(3)	Derivative contracts represent interest rate swaps.

The Company’s hedging activities for the quarters and six months ended June 30, 2014 and 2013 and the related location within the consolidated condensed statements of operations were as follows ($ in thousands):

	Derivatives Not Designated as Hedging Instruments
	Amount of Loss Recognized in Interest Expense for the Quarter Ended June 30,		Amount of Loss Recognized in Interest Expense for the Six Months Ended June 30,
Financial Statement Account	2014(1)	2013(2)	2014(1)	2013(2)
Interest expense – Interest rate cap	$—	$(27)	$(1)	$(53)
Interest expense – Interest rate swaps	(8,618)	(460)	(13,950)	(1,494)
Total	$(8,618)	$(487)	$(13,951)	$(1,547)

(1)	Net loss recognized in interest expense for the interest rate swap contracts for the quarter and six months ended June 30, 2014 includes $8.3 million and $13.4 million, respectively, of unrealized derivative losses and $269,000 and $508,000, respectively, of derivative losses reclassified from accumulated other comprehensive loss. Net loss recognized in interest expense for the six months ended June 30, 2014 also includes $1,000 of unrealized derivative losses from an interest rate cap contract.
(2)	Net loss recognized in interest expense for the interest rate swap contracts for the quarter and six months ended June 30, 2013 includes $37,000 and $673,000, respectively, of unrealized derivative losses and $423,000 and $821,000, respectively, of derivative losses reclassified from accumulated other comprehensive loss. Net loss recognized in interest expense for the quarter and six months ended June 30, 2013 also includes $27,000 and $53,000, respectively, of unrealized derivative losses from an interest rate cap contract.

All of the Company’s derivative instruments are collateralized by the assets of the respective businesses.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Members’ Equity

LLC Interests, or Shares

The Company is authorized to issue 500,000,000 shares. Each outstanding share of the Company is entitled to one vote on any matter with respect to which holders of shares are entitled to vote.

Shelf Registration Statement and MIC Direct

On April 8, 2013, the Company filed an automatic shelf registration statement on Form S-3 (“shelf”) with the Securities and Exchange Commission to issue and sell an indeterminate amount of its shares and debt securities in one or more future offerings. Along with the shelf, the Company filed a prospectus supplement with respect to a dividend reinvestment/direct stock purchase program named “MIC Direct”. The prospectus supplement relates to the issuance of up to 1.0 million additional shares to participants in MIC Direct. At June 30, 2014, 997,262 shares remained unissued under MIC Direct. The Company may also choose to fill requests for reinvestment of dividends or share purchases through MIC Direct via open market purchases.

Equity Offerings

On May 8, 2013, the Company completed an underwritten public offering and sale of 3,756,500 shares pursuant to the shelf. On May 16, 2013, the Company sold an additional 133,375 shares in this offering pursuant to the exercise of the underwriters’ over-allotment option. The Manager, as selling stockholder, sold 3,182,625 shares as part of this offering. The proceeds from the offering were $217.8 million and $178.2 million, respectively, to the Company and to the Manager, net of underwriting fees and expenses. The Company used the proceeds of the offering to partially repay the existing term loan at Atlantic Aviation prior to the May 31, 2013 refinancing under the AA Credit Agreement.

On December 18, 2013, the Company completed an underwritten public offering and sale of 2,125,200 shares pursuant to the shelf and an additional 318,780 shares pursuant to the exercise of the underwriters’ over-allotment option. The Company received proceeds from the offering of $123.2 million, net of underwriting fees and expenses. The Company used the proceeds to fund, in part, the Galaxy Acquisitions during April of 2014.

On July 15, 2014, in connection with its acquisition of the remaining interest in IMTT that it did not own, the Company completed underwritten public offerings of (i) 11,500,000 shares and (ii) $350.0 million aggregate principal of 2.875% convertible senior notes due July of 2019. See Note 14, “Subsequent Events”.

Accumulated Other Comprehensive Loss

The following represents the changes and balances to the components of accumulated other comprehensive loss for the six months ended June 30, 2014 and 2013 ($ in thousands):

	Cash Flow Hedges, net of taxes(1)	Post-Retirement Benefit Plans, net of taxes	Translation Adjustment, net of taxes(2)	Total Accumulated Other Comprehensive Loss, net of taxes	Noncontrolling Interests	Total Members' Accumulated Other Comprehensive Loss, net of taxes
Balance at December 31, 2012	$(1,538)	$(20,466)	$514	$(21,490)	$689	$(20,801)
Reclassification of realized losses of derivatives into earnings	516	—	—	516	(247)	269
Balance at June 30, 2013	$(1,022)	$(20,466)	$514	$(20,974)	$442	$(20,532)
Balance at December 31, 2013	$(636)	$(8,021)	$(46)	$(8,703)	$258	$(8,445)
Reclassification of realized losses of derivatives into earnings	321	—	—	321	(153)	168
Translation adjustment	—	—	4	4	—	4
Balance at June 30, 2014	$(315)	$(8,021)	$(42)	$(8,378)	$105	$(8,273)

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Members’ Equity  – (continued)

(1)	For the six months ended June 30, 2014 and 2013, reclassification of realized losses of derivatives is composed of (i) pre-tax derivative losses into interest expense of $508,000 and $821,000, respectively, and the related tax benefit of $202,000 and $326,000, respectively, recorded in the consolidated condensed statements of operations; and (ii) pre-tax derivative losses of $23,000 and $32,000, respectively, as an adjustment to investment in unconsolidated business, and an adjustment to deferred taxes of $8,000 and $11,000, respectively, recorded in the consolidated condensed balance sheet.
(2)	Translation adjustment is presented net of taxes of $2,000 for the six months ended June 30, 2014.

10. Reportable Segments

The Company’s businesses consist of three reportable segments: Hawaii Gas, Atlantic Aviation and CP&E. At June 30, 2014, the Company also had a 50% investment in IMTT, which is accounted for under the equity method. On July 16, 2014, the Company completed the acquisition of the remaining 50% interest in IMTT that it did not own. From the acquisition date, the Company will consolidate the financial results of IMTT and IMTT will become a reportable segment.

Financial information for IMTT’s business as a whole is presented below ($ in thousands):

	As of, and for the Quarter Ended, June 30,		As of, and for the Six Months Ended, June 30,
	2014	2013	2014	2013
Revenue	$142,518	$125,821	$290,596	$257,306
Net income	$24,003	$24,984	$54,984	$48,314
Interest expense, net	8,813	1,117	15,946	7,723
Provision for income taxes	15,455	16,592	36,557	33,713
Depreciation and amortization	19,646	18,636	37,920	37,058
Casualty losses, net	—	6,500	—	6,500
Other non-cash expenses	1,518	101	3,501	176
EBITDA excluding non-cash items(1)	$69,435	$67,930	$148,908	$133,484
Capital expenditures paid	$24,272	$39,724	$53,893	$90,498
Property, equipment, land and leasehold improvements, net	1,285,148	1,238,696	1,285,148	1,238,696
Total assets	1,386,959	1,355,152	1,386,959	1,355,152

(1)	EBITDA consists of earnings before interest, taxes, depreciation and amortization. Non-cash items that are excluded consist of impairments, derivative gains and losses and all other non-cash income and expense items.

All of the business segments, including the businesses within Contracted Power and Energy, are managed separately and management has chosen to organize the Company around the distinct products and services offered.

IMTT provides bulk liquid terminal and handling services in North America through ten terminals located on the East, West, Gulf Coasts and the Great Lakes region of the United States and partially owned terminals in Quebec and Newfoundland, Canada. IMTT derives the majority of its revenue from storage and handling of petroleum products, various chemicals, renewable fuels, and vegetable and animal oils. Based on storage capacity, IMTT operates one of the largest third-party bulk liquid terminals businesses in the United States.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

The revenue from the Hawaii Gas segment is included in revenue from product sales. Revenue is generated from the distribution and sales of synthetic natural gas, or SNG, and liquefied petroleum gas, or LPG. Revenue is primarily a function of the volume of SNG and LPG consumed by customers and the price per thermal unit or gallon charged to customers. Because both SNG and LPG are derived from petroleum, revenue levels, without organic growth, will generally track global oil prices. The utility revenue of Hawaii Gas reflects fuel adjustment clauses, or FACs, through which changes in fuel costs are passed through to customers.

The Atlantic Aviation business segment derives the majority of its revenues from fuel sales and from other airport services, including de-icing and aircraft hangarage. All of the revenue of Atlantic Aviation is generated at airports in the U.S., of which there were 68 at June 30, 2014. Revenues from Atlantic Aviation are included in revenue from product sales and service revenue.

At June 30, 2014, the Contracted Power and Energy business segment derives revenue from the solar power generation and district energy businesses. Revenues from the solar power generation businesses are included in revenue from product sales. As of June 30, 2014, the Company has invested in five utility-scale photovoltaic power generation facilities that are located in the southwest United States that are expected to have an aggregate generating capacity of 57 megawatts of wholesale electricity to utilities. Owners of solar photovoltaic power generation facilities sell substantially all of the electricity generated from these facilities, subject to agreed upon pricing formulas, to electric utilities pursuant to long-term (typically 20 – 25 years) PPAs.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

Revenue from external customers for the Company’s consolidated reportable segments was as follows ($ in thousands):

	Quarter Ended June 30, 2014
	Hawaii Gas	Atlantic Aviation	Contracted Power and Energy	Total Reportable Segments
Revenue from Product Sales
Product sales	$32,017	$150,240	$5,830	$188,087
Product sales – utility	37,117	—	—	37,117
	69,134	150,240	5,830	225,204
Other Revenue
Service Revenue	—	42,972	12,057	55,029
	—	42,972	12,057	55,029
Financing and Lease Income
Financing and equipment lease	—	—	710	710
	—	—	710	710
Total Revenue	$69,134	$193,212	$18,597	$280,943

	Quarter Ended June 30, 2013
	Hawaii Gas	Atlantic Aviation	Contracted Power and Energy	Total Reportable Segments
Revenue from Product Sales
Product sales	$28,420	$135,929	$2,832	$167,181
Product sales – utility	34,193	—	—	34,193
	62,613	135,929	2,832	201,374
Other Revenue
Service Revenue	—	38,573	11,713	50,286
	—	38,573	11,713	50,286
Financing and Lease Income
Financing and equipment lease	—	—	907	907
	—	—	907	907
Total Revenue	$62,613	$174,502	$15,452	$252,567

	Six Months Ended June 30, 2014
	Hawaii Gas	Atlantic Aviation	Contracted Power and Energy	Total Reportable Segments
Revenue from Product Sales
Product sales	$66,223	$296,177	$9,488	$371,888
Product sales – utility	72,262	—	—	72,262
	138,485	296,177	9,488	444,150
Other Revenue
Service Revenue	—	90,996	20,535	111,531
	—	90,996	20,535	111,531
Financing and Lease Income
Financing and equipment lease	—	—	1,457	1,457
	—	—	1,457	1,457
Total Revenue	$138,485	$387,173	$31,480	$557,138

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

	Six Months Ended June 30, 2013
	Hawaii Gas	Atlantic Aviation	Contracted Power and Energy	Total Reportable Segments
Revenue from Product Sales
Product sales	$60,505	$276,273	$4,518	$341,296
Product sales – utility	71,114	—	—	71,114
	131,619	276,273	4,518	412,410
Other Revenue
Service Revenue	—	82,369	20,032	102,401
	—	82,369	20,032	102,401
Financing and Lease Income
Financing and equipment lease	—	—	1,962	1,962
	—	—	1,962	1,962
Total Revenue	$131,619	$358,642	$26,512	$516,773

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

	Quarter Ended June 30, 2014
	Hawaii Gas	Atlantic Aviation	Contracted Power and Energy	Total Reportable Segments
Net income	$6,294	$5,698	$1,154	$13,146
Interest expense, net	1,891	13,352	2,690	17,933
Provision for income taxes	4,092	3,855	616	8,563
Depreciation(1)	1,983	6,789	5,363	14,135
Amortization of intangibles	312	8,818	326	9,456
Loss on disposal of assets	—	816	—	816
Other non-cash expense (income)	408	88	(2,125)	(1,629)
EBITDA excluding non-cash items	$14,980	$39,416	$8,024	$62,420

(1)	Depreciation includes depreciation expense for the district energy business, a component of the CP&E segment, which is reported in cost of services in the consolidated condensed statements of operations.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

	Quarter Ended June 30, 2013
	Hawaii Gas	Atlantic Aviation	Contracted Power and Energy	Total Reportable Segments
Net income	$4,662	$8,432	$416	$13,510
Interest expense, net	1,238	4,626	1,865	7,729
Provision (benefit) for income taxes	2,995	5,426	(548)	7,873
Depreciation(1)	1,878	5,997	3,264	11,139
Amortization of intangibles	312	7,977	331	8,620
Loss on extinguishment of debt	—	2,434	—	2,434
Loss from customer contract termination	—	—	1,626	1,626
Other non-cash expense (income)	326	(47)	(156)	123
EBITDA excluding non-cash items	$11,411	$34,845	$6,798	$53,054

(1)	Depreciation includes depreciation expense for the district energy business, a component of the CP&E segment, which is reported in cost of services in the consolidated condensed statements of operations.

	Six Months Ended June 30, 2014
	Hawaii Gas	Atlantic Aviation	Contracted Power and Energy	Total Reportable Segments
Net income (loss)	$12,489	$16,253	$(261)	$28,481
Interest expense, net	3,678	22,917	5,335	31,930
Provision for income taxes	8,119	8,770	1,215	18,104
Depreciation(1)	3,929	13,591	10,473	27,993
Amortization of intangibles	624	16,949	648	18,221
Loss on disposal of assets	—	816	—	816
Other non-cash expense (income)	1,132	156	(2,890)	(1,602)
EBITDA excluding non-cash items	$29,971	$79,452	$14,520	$123,943

(1)	Depreciation includes depreciation expense for the district energy business, a component of the CP&E segment, which is reported in cost of services in the consolidated condensed statements of operations.

	Six Months Ended June 30, 2013
	Hawaii Gas	Atlantic Aviation	Contracted Power and Energy	Total Reportable Segments
Net income	$11,369	$19,044	$298	$30,711
Interest expense, net	2,943	8,725	3,742	15,410
Provision for income taxes	7,478	12,824	1,415	21,717
Depreciation(1)	3,724	11,889	6,479	22,092
Amortization of intangibles	624	15,956	668	17,248
Loss on extinguishment of debt	—	2,434	—	2,434
Loss from customer contract termination	—	—	1,626	1,626
Loss on disposal of assets	—	106	—	106
Other non-cash expense (income)	988	(115)	(2,337)	(1,464)
EBITDA excluding non-cash items	$27,126	$70,863	$11,891	$109,880

(1)	Depreciation includes depreciation expense for the district energy business, a component of the CP&E segment, which is reported in cost of services in the consolidated condensed statements of operations.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

Reconciliation of total reportable segments’ EBITDA excluding non-cash items to consolidated net income (loss) before income taxes are as follows ($ in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total reportable segments EBITDA excluding non-cash items	$62,420	$53,054	$123,943	$109,880
Interest income	31	49	95	143
Interest expense	(17,945)	(7,737)	(31,956)	(15,423)
Depreciation(1)	(14,135)	(11,139)	(27,993)	(22,092)
Amortization of intangibles	(9,456)	(8,620)	(18,221)	(17,248)
Loss on extinguishment of debt	—	(2,434)	—	(2,434)
Loss from customer contract termination	—	(1,626)	—	(1,626)
Loss on disposal of assets	(816)	—	(816)	(106)
Selling, general and administrative – corporate	(2,233)	(2,103)	(3,279)	(3,709)
Fees to manager	(14,495)	(32,493)	(23,489)	(61,670)
Equity in earnings and amortization charges of investee	10,799	11,289	25,086	21,751
Other income (expense), net	1,059	(286)	505	1,704
Total consolidated net income (loss) before income taxes	$15,229	$(2,046)	$43,875	$9,170

(1)	Depreciation includes depreciation expense for the district energy business, a component of the CP&E segment, which is reported in cost of services in the consolidated condensed statements of operations.

Capital expenditures for the Company’s reportable segments were as follows ($ in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Hawaii Gas	$4,416	$6,582	$7,981	$10,045
Atlantic Aviation	7,947	7,070	16,672	10,744
Contracted Power and Energy	2,077	9,964	11,400	17,661
Total	$14,440	$23,616	$36,053	$38,450

Property, equipment, land and leasehold improvements, goodwill and total assets for the Company’s reportable segments as of June 30th were as follows ($ in thousands):

	Property, Equipment, Land and Leasehold Improvements		Goodwill		Total Assets
	2014	2013	2014	2013	2014	2013
Hawaii Gas	$189,936	$175,880	$120,193	$120,193	$403,681	$384,823
Atlantic Aviation	314,628	257,318	458,488	375,800	1,575,588	1,318,700
Contracted Power and Energy	390,101	295,647	17,946	17,946	482,547	381,132
Total	$894,665	$728,845	$596,627	$513,939	$2,461,816	$2,084,655

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

Reconciliation of reportable segments’ total assets to consolidated total assets ($ in thousands):

	As of June 30,
	2014	2013
Total assets of reportable segments	$2,461,816	$2,084,655
Investment in IMTT	71,434	89,109
Corporate and other	9,255	54,567
Total consolidated assets	$2,542,505	$2,228,331

11. Related Party Transactions

Management Services

At June 30, 2014 and December 31, 2013, the Manager held 3,445,606 shares and 3,120,187 shares, respectively, of the Company. Pursuant to the terms of the management services agreement, or Management Agreement, the Manager may sell these shares at any time. As discussed in Note 9, “Members’ Equity”, as part of the Company’s equity offering completed in May of 2013, the Manager sold 3,182,625 of its shares and received proceeds of $178.2 million, net of underwriting fees and expenses. Under the Management Agreement, the Manager, at its option, may reinvest performance fees and base management fees in shares of the Company.

Since January 1, 2013, the Company paid the Manager cash dividends on shares held for the following periods:

Declared	Period Covered	$ per Share	Record Date	Payable Date	Amount Paid to Manager (in thousands)
July 3, 2014	Second quarter 2014	$0.95	August 11, 2014	August 14, 2014		$(1)
April 28, 2014	First quarter 2014	$0.9375	May 12, 2014	May 15, 2014	$3,180
February 18, 2014	Fourth quarter 2013	$0.9125	March 3, 2014	March 6, 2014	$2,945
October 25, 2013	Third quarter 2013	$0.875	November 11, 2013	November 14, 2013	$2,442
July 29, 2013	Second quarter 2013	$0.875	August 12, 2013	August 15, 2013	$2,744
April 26, 2013	First quarter 2013	$0.6875	May 13, 2013	May 16, 2013	$1,872

(1)	The amount of dividend payable to the Manager for the second quarter of 2014 will be determined on August 11, 2014, the record date.

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

In accordance with the Management Agreement, the Manager is entitled to a monthly base management fee based primarily on the Company’s market capitalization, and potentially a quarterly performance fee, based on the performance of the Company’s stock relative to a U.S. utilities index. The Company recorded base management fees of $9.5 million and $18.5 million for the quarter and six months ended June 30, 2014, respectively, and a performance fee of $5.0 million for the quarter ended June 30, 2014, payable to the Manager. For the quarter and six months ended June 30, 2013, the Company incurred base management fees of $8.1 million and $15.2 million, respectively, and performance fees of $24.5 million and $46.5 million, respectively, payable to the Manager. In all of these periods, the Manager elected to reinvest these fees in additional shares.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

11. Related Party Transactions  – (continued)

The unpaid portion of the base management fees and performance fees, if any, at the end of each reporting period are included in due to manager-related party in the consolidated condensed balance sheets. The following table shows the Manager’s election to reinvest its base management fees and performance fees, if any, in additional shares:

Period	Base Management Fee Amount ($ in thousands)	Performance Fee Amount ($ in thousands)	Shares Issued
2014 Activities:
Second quarter 2014	$9,535	$4,960	243,329	(1)
First quarter 2014	8,994	—	164,546
2013 Activities:
Fourth quarter 2013	$8,455	$—	155,943
Third quarter 2013	8,336	6,906	278,480
Second quarter 2013	8,053	24,440	603,936
First quarter 2013	7,135	22,042	522,638

(1)	The Manager elected to reinvest the second quarter of 2014 base management fees and performance fee in shares. The Company issued 243,329 shares, of which 135,565 shares were issued in July of 2014 for the June of 2014 base management fee and the performance fee for the quarter ended June 30, 2014.

The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its base management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries and investments, income taxes, audit and legal fees, acquisitions and dispositions and its compliance with applicable laws and regulations. During the quarter and six months ended June 30, 2014, the Manager charged the Company $136,000 and $208,000, respectively, for reimbursement of out-of-pocket expenses compared with $165,000 and $289,000, for the quarter and six months ended June 30, 2013, respectively. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in due to manager-related party in the consolidated condensed balance sheets.

Other Services

The Company utilizes the resources of the Macquarie Group with respect to a range of advisory, procurement, insurance, hedging, lending and other services. Engagements involving members of the Macquarie Group are reviewed and approved by the Audit Committee of the Company’s Board of Directors. Macquarie Group affiliates are engaged on an arm’s length basis and frequently as a member of syndicate of providers whose other members establish the terms of the interaction.

Advisory Services

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

MIC engaged MCUSA in connection with its ongoing initiative to bring Liquefied Natural Gas to the state of Hawaii. During the quarter and six months ended June 30, 2013, Hawaii Gas incurred $50,000 and

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

11. Related Party Transactions  – (continued)

$132,000, respectively, of which $7,000 related to out-of-pocket expenses incurred in the first quarter of 2013, in fees to MCUSA for such services. No amounts were incurred during the six months ended June 30, 2014.

The district energy business’ credit facilities mature in September of 2014. During 2013, the Company engaged MCUSA to assist in identifying and analyzing various alternatives for paying these obligations prior to maturity and obtaining other credit facilities. At June 30, 2014, no amounts had been incurred under this arrangement.

The Company completed underwritten public offerings and sales of shares in December of 2013 and May of 2013. In both offerings, MCUSA served as a joint book-running manager and an underwriter and received $2.6 million and $2.4 million, respectively, from the Company for such services.

In July of 2014, the Company completed underwritten public offerings of 11,500,000 shares and $350.0 million aggregate principal amount of convertible senior notes. In both transactions, MCUSA served as a joint book-running manager and an underwriter and received $3.0 million and $1.1 million, respectively, from the Company for such services.

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

Long-Term Debt

As discussed in Note 7, “Long-Term Debt”, Atlantic Aviation entered into a credit agreement on May 31, 2013. The credit agreement provides for a seven-year, $465.0 million senior secured first lien term loan facility and a five-year, $70.0 million senior secured first lien revolving credit facility. The $70.0 million revolving credit facility is provided by various financial institutions, including MBL which provides $15.7 million. At June 30, 2014 and December 31, 2013, the revolving credit facility remained undrawn. For the quarter and six months ended June 30, 2014 and quarter ended June 30, 2013, Atlantic Aviation incurred $26,000, $52,000 and $9,000, respectively, in commitment fees related to MBL’s portion of the revolving credit facility.

In July of 2014, the Company entered into a credit agreement that provides a five-year, $250.0 million senior secured first lien revolving credit facility, of which $50.0 million is committed by MIHI LLC. Upon closing, the Company paid MIHI LLC $250,000 in fees.

Other Transactions

Macquarie, through the Macquarie Insurance Facility (“MIF”), has an aggregated insurance buying program. By combining the insurance premiums of Macquarie owned and managed funds, MIF has been able to deliver competitive terms to businesses that participate in the facility. MIF earns a commission from the insurers. No payments were made to MIF by the Company during the six months ended June 30, 2014 and 2013. In February of 2014, the Company renewed its Directors and Officers liability insurance utilizing several of the MIF insurers.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

11. Related Party Transactions  – (continued)

Atlantic Aviation, Hawaii Gas and CP&E purchase and renew property and casualty insurance coverage on an ongoing basis from insurance underwriters who then pay commissions to MIF. For the six months ended June 30, 2014 and 2013, no payments were made directly to MIF for property and casualty insurance.

In July of 2014, in connection with the acquisition of the remaining interest of IMTT, the Company purchased insurance from an insurance underwriter who then paid commission to MIF. No payments were made directly to MIF for representations and warranties insurance.

Atlantic Aviation entered into a copiers lease agreement with Macquarie Equipment Finance, or MEF, an indirect subsidiary of Macquarie Group Limited. For the quarter and six months ended June 30, 2014, Atlantic Aviation incurred $6,000 and $12,000, respectively, in lease expense on these copiers as compared to $6,000 and $11,000 for the quarter and six months ended June 30, 2013, respectively. As of June 30, 2014 and 2013, Atlantic Aviation had prepaid the July monthly payment to MEF for $2,000, which is included in prepaid expenses in the consolidated condensed balance sheets for respective periods.

Hawaii Gas entered into licensing agreements with Utility Service Partners, Inc. and America’s Water Heater Rentals, LLC, both indirect subsidiaries of Macquarie Group Limited, to enable these entities to offer products and services to Hawaii Gas’s customer base. No payments were made under these arrangements during the six months ended June 30, 2014 and 2013.

In addition, the Company and several of its subsidiaries have entered into a licensing agreement with the Macquarie Group related to the use of the Macquarie name and trademark. The Macquarie Group does not charge the Company any fees for this license.

12. Income Taxes

The Company expects to incur federal consolidated taxable income for the year ending December 31, 2014, which will be fully offset by the Company’s federal net operating loss, (“NOL”) carryforwards. The Company believes that it will be able to utilize its federal prior year NOLs, except for approximately $7.8 million. During the six months ended June 30, 2014, the Company recorded a decrease of approximately $365,000 to the valuation allowance for the realization of deferred tax assets attributable to certain state NOLs. At June 30, 2014, two of the Company’s businesses, IMTT and the district energy business, a component of the Contracted Power and Energy segment, are less than 80% owned by the Company and those businesses file separate federal consolidated income tax returns.

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

14. Subsequent Events

IMTT — Acquisition of Remaining Interest

On July 16, 2014, the Company completed the acquisition of the remaining 50% interest in IMTT for a purchase price of $1.025 billion, consisting of $910.0 million in cash and $115.0 million in the Company’s shares. The cash consideration for the IMTT acquisition was financed with the proceeds of underwritten public offerings of shares and convertible senior notes. In addition, the Company issued 1,729,323 shares to the seller in satisfaction of the equity consideration for the IMTT acquisition. Prior to this acquisition, the investment in IMTT was accounted for under the equity method of accounting. As of the closing date, the Company will consolidate IMTT and the business will become a reportable segment. The change in accounting method is

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

14. Subsequent Events  – (continued)

expected to result in a gain remeasuring to fair value of the Company’s 50% ownership, previously accounted for under the equity method of accounting, and will be recorded during the third quarter of 2014.

The unaudited pro forma selected consolidated financial data set forth below gives effect to the IMTT Acquisition as if it had occurred as of January 1, 2013. The pro forma adjustments give effect to the IMTT Acquisition based upon the acquisition method of accounting in accordance with U.S. GAAP. The selected unaudited pro forma consolidated financial data is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods or results of operations that actually would have been realized had the Company and IMTT been consolidated during the periods presented. The pro forma adjustments are preliminary.

	Six Months Ended June 30,
	2014	2013
Revenues	$847,734	$774,079
Net Income Attributable to MIC LLC	56,592	27,628

MIC Revolver

In July of 2014, the Company entered into a senior secured revolving credit facility with a syndicate of banks. The senior secured revolving credit facility provides for a five-year, $250.0 million senior secured first lien revolving credit facility that bears interest at LIBOR plus 1.75%. This facility is guaranteed by MIC Inc. At July 30, 2014, the senior secured revolving credit facility remains undrawn.

Equity Offering

On July 15, 2014, the Company completed an underwritten public offering of 11,500,000 shares. The net proceeds from the offering of $739.9 million were used to partially fund the IMTT acquisition discussed above and for general corporate purposes.

Convertible Senior Notes Offering

On July 15, 2014, the Company completed an underwritten public offering of $350.0 million aggregate principal amount of convertible senior notes. The net proceeds of $341.3 million were used to partially fund the IMTT acquisition discussed above and for general corporate purposes.

The notes mature on July 15, 2019 and bear interest at a rate of 2.875% payable on January 15th and July 15th of each year, beginning January 15, 2015. The notes were issued at an initial conversion rate of 11.7942 per share (equal to an initial conversion price of approximately $84.79 per share, subject to adjustment) and are convertible into shares of MIC at any time.

Acquisition of — Brahms Wind, New Mexico

On July 3, 2014, the Company completed the acquisition of a 20 megawatt wind power generating facility located in eastern New Mexico for $10.6 million including transaction costs. The facility commenced operations in February of 2014 and all power generated is being sold to a local utility. The acquisition has been accounted for as a business combination and will be part of our CP&E segment.

Dividend

On July 3, 2014, the Board of Directors declared a dividend of $0.95 per share for the quarter ended June 30, 2014, which is expected to be paid on August 14, 2014 to holders of record on August 11, 2014.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

There have been no changes to legal proceedings set forth under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on February 19, 2014.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on February 19, 2014, except for the following:

Risks Related to Our Business Operations

Our increased level of indebtedness at the holding company level could adversely affect our financial condition and results of operations, limit our operational and financing flexibility and negatively impact our business.

We financed, in part, the cash consideration for our acquisition of the remaining interest in IMTT with the issuance of convertible senior notes. We also entered into a new senior secured revolving credit facility in connection with the IMTT acquisition.

This increased level of indebtedness will increase our interest payments and could have significant effects on our business, including the following:

•	we may be required to use a significant portion of our cash flow to pay interest on our indebtedness which will reduce the funds available for dividends to shareholders, additional acquisitions, pursuit of business opportunities or other business purposes;
•	our ability to obtain additional financing may be impaired;
•	it may be more difficult for us to satisfy our financial obligations under our contractual and commercial commitments;
•	our increased level of indebtedness could place us at a competitive disadvantage compared to our competitors that may have proportionately less debt;
•	exposing us to risk of increased interest rates because any borrowings under the senior secured revolving credit facility are at variable rates of interest;
•	our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited; and
•	our indebtedness may make us more vulnerable to economic downturns and adverse developments in our business.

We expect to obtain the funds to pay our expenses and to repay our indebtedness primarily from our operating businesses and investments. Our ability to meet our expenses and make these payments therefore depends on the future performance of our businesses and investments, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our businesses and investments may not generate sufficient cash flow from operations in the future, which could result in our being unable to repay indebtedness or to fund other liquidity needs. As a holding company with no operations, we are dependent on the ability of our businesses and investments to make distributions to us to pay our expenses and repay our indebtedness. In addition, the senior secured revolving credit facility is guaranteed by Macquarie Infrastructure Company Inc., or MIC Inc., our direct, wholly owned subsidiary. MIC Inc. is a holding company whose only material asset is the capital stock of our other subsidiaries. If we do not have enough funds, we may be required to refinance all or part of our then existing debt, sell assets or borrow more funds, which we may not be able to accomplish on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements may restrict us from pursuing any of these alternatives.

We and any of our existing or future subsidiaries may incur substantially more indebtedness in the future. This could further exacerbate the risks to our business as described above.

We and any of our existing and future subsidiaries may incur substantial additional indebtedness in the future. Although the terms of our senior secured revolving credit facility contain limitations on our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions. In addition, we intend to keep IMTT’s existing $1.3 billion senior unsecured revolving credit facility in place following the IMTT acquisition. If we incur any additional indebtedness that ranks equally with the indebtedness under our senior secured revolving credit facility, the holders of that additional debt will be entitled to share ratably with the lenders or holders of the indebtedness under the senior secured revolving credit facility in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of our Company. If new debt is added to our or any of our subsidiaries’ current debt levels, the related risks that we now face could be exacerbated.

The documents governing our new debt impose significant operating and financial restrictions, which may prevent us from pursuing certain business opportunities and taking certain actions.

The senior secured revolving credit facility imposes, and future debt agreements may impose, operational and financial restrictions on us. These restrictions limit or prohibit, among other things, our ability to:

•	incur additional indebtedness;
•	pay dividends, redeem subordinated debt or make other restricted payments;
•	make certain investments or acquisitions;
•	grant or permit certain liens on our assets;
•	enter into certain transactions with affiliates;
•	merge, consolidate or transfer substantially all of our assets; and
•	transfer or sell assets, including capital stock of our subsidiaries.

These covenants could adversely affect our ability to finance our future operations or capital needs, withstand a future downturn in our business or the economy in general, engage in business activities, including future opportunities that may be in our interest, and plan for or react to market conditions or otherwise execute our business strategies. A breach of any of these covenants could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders or holders of such indebtedness could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness. Acceleration of our other indebtedness could result in a default under the terms of the senior secured revolving credit facility or our convertible senior notes. There is no guarantee that we would be able to satisfy our obligations if any of our indebtedness is accelerated.

Information about IMTT of which we are not currently aware could cause either or both of IMTT’s and our performance in the future to be different than our current expectations and such differences could be material.

We have had a non-controlling interest in IMTT since 2006. Our co-investor has had primary responsibility for the day to day operations of the business. As such, we have relied on the financial reporting of our co-investor, and related reviews conducted by independent auditors, with respect to the performance of the business. To the extent such reporting has been in any way inaccurate or incomplete, correcting or completing the reporting could cause us to restate prior periods and may have an adverse impact on our results both historically and prospectively.

IMTT employs systems and technology to handle and track the movements of bulk liquid products. Weaknesses in or failures to those systems and technology could result in a need to implement more robust and potentially more expensive systems.

IMTT also employs spill prevention, containment and clean up systems. However, such systems could fail and future spills or those that may have occurred in the past could result in our having liability for remediating these at an unknown cost. Any or all of these matters could have a material adverse effect on our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information required by this Item is set forth in the Company’s Current Report on Form 8-K filed on July 18, 2014.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC
(Registrant)

Dated: July 30, 2014	By: /s/ James Hooke Name: James Hooke Title: Chief Executive Officer
Dated: July 30, 2014	By: /s/ Todd Weintraub Name: Todd Weintraub Title: Chief Financial Officer

EXHIBIT INDEX

Number	Description
2.1***	Stock Purchase Agreement, dated July 7, 2014, by and among Macquarie Terminal Holdings LLC, MCT Holdings LLC, Macquarie Infrastructure Company LLC, IMTT Holdings Inc. and The Voting Trust of IMTT Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 7, 2014)
3.1	Third Amended and Restated Operating Agreement of Macquarie Infrastructure Company LLC (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2007)
3.2	Amended and Restated Certificate of Formation of Macquarie Infrastructure Assets LLC (incorporated by reference to Exhibit 3.8 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-116244))
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
101.0*	The following materials from the Quarterly Report on Form 10-Q of Macquarie Infrastructure Company LLC for the quarter ended June 30, 2014, filed on July 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets as of June 30, 2014 (Unaudited) and December 31, 2013, (ii) the Consolidated Condensed Statements of Operations for the quarters and six months ended June 30, 2014 and 2013 (Unaudited), (iii) the Consolidated Condensed Statements of Comprehensive Income (Loss) for the quarters and six months ended June 30, 2014 and 2013 (Unaudited), (iv) the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (Unaudited) and (v) the Notes to Consolidated Condensed Financial Statements (Unaudited).

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to the Stock Purchase Agreement have been omitted. The Company will provide a copy of any omitted schedule to the SEC upon request.

E-1