Form 10-Q
period 2014-09-30
Macquarie Infrastructure Co LLC
filed 2014-10-29
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

There were 70,949,977 LLC interests, or shares, without par value outstanding at October 28, 2014.

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

i

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, this quarterly report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements may appear throughout this Quarterly Report, including without limitation, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. We use words such as “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will,” “should,” “estimate,” “potential,” “project” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to the risks identified in our Annual Report on the Form 10-K for the year ended December 31, 2013, and in other reports we file from time to time with the Securities and Exchange Commission (the “SEC”).

Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. Many of these factors are beyond our ability to control or predict. Our forward-looking statements speak only as of the date of this Quarterly Report. Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

ii

PART I

FINANCIAL INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Macquarie Infrastructure Company LLC should be read in conjunction with the consolidated condensed financial statements and the notes to those statements included elsewhere herein.

Except as otherwise specified, “Macquarie Infrastructure Company,” “MIC,” “we,” “us,” and “our” refer to the Company and its subsidiaries. Macquarie Infrastructure Management (USA) Inc., which we refer to as our Manager, is part of the Macquarie Group, comprising Macquarie Group Limited and its subsidiaries and affiliates worldwide.

We own, operate and invest in a diversified group of infrastructure businesses that provide basic services to businesses and individuals primarily in the U.S. The businesses we own and operate include:

•	International Matex Tank Terminals or “IMTT”: a bulk liquid terminals business which provides bulk liquid storage and handling services at ten marine terminals in the United States and two in Canada and is one of the largest participants in this industry in the U.S., based on storage capacity. On July 16, 2014, we completed the acquisition of the remaining 50% interest that we did not previously own;
•	Hawaii Gas: a full-service gas energy company processing and distributing gas products and providing related services in Hawaii;
•	Atlantic Aviation: a network of fixed-base operations (FBO) that provide fuel, terminal, aircraft hangaring and other services primarily to owners and operators of general aviation (GA) jet aircraft at 68 airports in the U.S. The network is the one of the largest in the U.S. air transportation industry.
•	Contracted Power and Energy (“CP&E”) segment: controlling interests in five contracted solar power generation facilities and one contracted wind power generation facility in the southwest U.S., and an equity interest in a wind power generation facility in Idaho. On August 21, 2014, we completed the sale of our controlling interest in the district energy business.

Our infrastructure businesses generally operate in sectors with limited direct competition and significant barriers to entry, including high initial development and construction costs, the existence of long-term contracts or the requirement to obtain government approvals and a lack of immediate cost-efficient alternatives to the services provided. Overall they tend to generate a growing level of cash flows over the long term.

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

At IMTT, we focus on generating terminal revenue and on efficiently maintaining its fixed assets. IMTT seeks to attract third party storage from customers who place a premium on ease of access and operational flexibility. The substantial majority of IMTT’s terminal revenue is generated pursuant to contracts with an average duration of approximately four years.

At Hawaii Gas, we seek to grow our business by increasing the number of customers, the volume of gas sold and the margins achieved on gas sales. Hawaii Gas actively markets its products to develop new customers throughout Hawaii.

At Atlantic Aviation, our focus is on attracting and maintaining relationships with GA aircraft owners and pilots and encouraging them to purchase refueling and other services from our FBO. Atlantic Aviation’s revenue is correlated to the number of GA flight movements in the U.S. and the business’ ability to service a portion of the aircraft involved in those operations.

The businesses that comprise our CP&E segment generate revenue pursuant to long-dated power purchase agreements (“PPAs”) with creditworthy off-takers, typically local and regional utilities.

Dividends

Since January 1, 2013, MIC has paid or declared the following dividends:

Declared	Period Covered	$ per Share	Record Date	Payable Date
October 27, 2014	Third quarter 2014	$0.98	November 10, 2014	November 13, 2014
July 3, 2014	Second quarter 2014	$0.95	August 11, 2014	August 14, 2014
April 28, 2014	First quarter 2014	$0.9375	May 12, 2014	May 15, 2014
February 18, 2014	Fourth quarter 2013	$0.9125	March 3, 2014	March 6, 2014
October 25, 2013	Third quarter 2013	$0.875	November 11, 2013	November 14, 2013
July 29, 2013	Second quarter 2013	$0.875	August 12, 2013	August 15, 2013
April 26, 2013	First quarter 2013	$0.6875	May 13, 2013	May 16, 2013

It remains our intent to distribute a significant portion of the Free Cash Flow generated by our businesses in the form of a quarterly cash dividend to our shareholders. Free Cash Flow includes cash generated by our businesses after cash payments for interest, taxes, pension contributions and maintenance capital expenditures and excludes changes in working capital. The payment of a quarterly cash dividend of $0.98 per share for the quarter ended September 30, 2014 is being paid out of the underlying Free Cash Flow generated by our operating entities. Each of IMTT, Atlantic Aviation, Hawaii Gas and the CP&E segment may distribute cash to MIC.

In determining whether to adjust the amount of our quarterly dividend, our Board will take into account such matters as the state of the capital markets and general business conditions, the Company’s financial condition, results of operations, capital requirements, capital opportunities and any contractual, legal and regulatory restrictions on the payment of dividends by the Company to its shareholders or by its subsidiaries to the Company, and any other factors that it deems relevant. In particular, each of our businesses has debt commitments and restrictive covenants, which must be satisfied before any of them can make distributions to the Company. Although historically we have declared cash dividends on our shares, any of all of these factors could result in the modification of our dividend policy, or the reduction, modification or elimination of our dividend in the future.

We view MIC as a total return investment opportunity. Consistent with that view, we believe that our businesses are capable of generating growing amounts of Free Cash Flow over time and that we will distribute cash equal to approximately 80% to 85% of the Free Cash Flow generated, subject to the business’ continued stable performance and prevailing economic conditions. In particular, we believe that the growth in Free Cash Flow generated by our businesses could result in our dividend per share growing at a high single-digit rate annually over the medium term. See “Results of Operations —  Consolidated: Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow” and “Summary of Our Proportionately Combined Results” for further discussions on Free Cash Flow and our proportionately combined financial measures in Part I of this Form 10-Q.

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

IMTT — Acquisition of Remaining Interest (“IMTT Acquisition”)

On July 16, 2014, we acquired the remaining 50% interest of IMTT for a purchase price of $1.029 billion, consisting of $913.6 million in cash and $115.0 million in our shares, excluding transaction costs. We funded the cash consideration for the acquisition using a portion of the proceeds from the July 15, 2014 equity and convertible senior notes offerings mentioned above, and issued 1,729,323 shares to the seller in satisfaction of the equity consideration for the acquisition.

In connection with this acquisition, each of the CEO, chairman and head of government relations of IMTT, all of whom were members of the founding family, retired. The CEO of MIC has assumed the role of interim CEO and chairman of IMTT. Two individuals formerly working with MIC have been named CFO and head of financial planning and analysis, respectively, at IMTT. The former CFO of IMTT assumed the role of chief banking officer of IMTT.

MIC Revolver

In July of 2014, we entered into a senior secured revolving credit facility with a syndicate of banks. The senior secured revolving credit facility provides for a five-year, $250.0 million senior secured first lien revolving credit facility that bears interest at LIBOR plus 1.75%. This facility is guaranteed by Macquarie Infrastructure Company Inc. (“MIC Inc.”), a direct wholly-owned subsidiary of the Company. At October 29, 2014, the senior secured revolving credit facility remains undrawn. Along with undrawn amounts on facilities at our businesses and other liquid resources, drawings on the revolving credit facility are available to fund growth projects and acquisitions by our existing businesses.

CP&E — Acquisition

On July 3, 2014, we completed the acquisition of a 20 megawatt wind power generating facility located in eastern New Mexico for $10.1 million. The facility commenced operations in February of 2014 and all power generated is being sold to a local utility. The acquisition has been accounted for as a business combination and is part of our CP&E segment.

On August 1, 2014, we completed the acquisition of a holding entity which owns a 10% equity interest in a 183 megawatt wind power generation facility located in Idaho for $11.5 million through an LLC agreement with a co-investor. The facility commenced operation in February of 2011 and all power generated is being sold to a local utility. The 10% equity interest has been accounted for under equity method of accounting and is part of our CP&E segment.

District Energy Business Sale

On August 21, 2014, we completed the previously disclosed sale of the district energy business that had been a part of our CP&E segment for approximately $270.0 million. We previously held a 50.01% controlling interest in the business. Proceeds of the sale, after repayment of debt and customary closing costs, were divided between us and our co-investor in the business. We deployed our portion of the proceeds to fund a majority of the performance fee (payable to our Manager) generated by the Company over the third quarter of 2014.

As a result of sale of the district energy business, we deconsolidated its assets and liabilities from our consolidated financial statements effective August 21, 2014. We recorded a pre-tax gain of $78.9 million in gain from acquisition/divestiture of businesses, which has been reflected in our consolidated condensed statement of operations for the third quarter of 2014.

Costs and Payments Affecting Reporting Metrics

We incurred performance fees payable in cash, pension contributions and transaction-related expenses, including legal and professional costs. These affected EBITDA excluding non-cash items and Free Cash Flow, as defined in “Results of Operations — Consolidated: Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow”, for the quarter and nine months ended September 30, 2014.

We incurred a performance fee of $116.6 million during the quarter ended September 30, 2014. Our Board requested, and our Manager agreed, that $65.0 million of the performance fee be settled in cash using the proceeds from the sale of the district energy business in order to minimize dilution. The remainder of the fee of $51.6 million was reinvested in additional shares of MIC.

We made contributions to the IMTT defined benefit pension plan and the Hawaii Gas defined benefit pension plan during the quarter ended September 30, 2014 of $20.0 million and $5.0 million, respectively. These contributions were voluntary and funded both plans to levels such that we do not believe any pension contributions will be required for several years. The contributions were funded from cash on hand from financing activities and are fully tax deductible.

We incurred acquisition-related expenses, including legal and professional costs, during the quarter and nine months ended September 30, 2014. These expenses totaled $18.6 million.

Change in Presentation

The acquisition of the 50% of IMTT we did not already own has simplified our reporting as we now consolidate IMTT’s results with those of our other businesses. We have further simplified our reporting by condensing certain revenue and cost of revenue line items that are not required. For IMTT, we have combined terminal and environmental revenue, cost of revenue and the gross profit line items. For Hawaii Gas, we have combined utility revenue with non-utility revenue, cost of revenue including transmission, distribution and production costs, and have eliminated contribution margin. For Atlantic Aviation, we have concluded that items formerly reported as product revenue and cost of product sales are more appropriately reported as service revenue and cost of services, and have combined these items. Prior period amounts have been reclassified to conform to current period presentation.

Results of Operations

Consolidated

Key Factors Affecting Operating Results:

•	consolidation of results of IMTT since July 16, 2014, the date of the IMTT Acquisition;
•	improved gross profit, partially offset by increased cash interest expense and acquisition-related costs at Atlantic Aviation;
•	increased gross profit contribution from a larger number of contracted power generation facilities in operation; and
•	increased volume and gross profit per therm during the quarter ended September 30, 2014 at Hawaii Gas; partially offset by
•	higher performance fees; and
•	increased costs primarily related to the acquisition of the remaining interest in IMTT.

Results of Operations: Consolidated – (continued)

Our consolidated results of operations are as follows:

	Quarter Ended September 30,		Change Favorable/ (Unfavorable)		Nine Months Ended September 30,		Change Favorable/ (Unfavorable)
	2014	2013	$	%	2014	2013	$	%
	($ In Thousands) (Unaudited)
Revenue
Service revenue	$317,915	$198,784	119,131	59.9	$725,623	$577,458	148,165	25.7
Product revenue	70,344	64,118	6,226	9.7	218,317	200,255	18,062	9.0
Financing and equipment lease income	379	817	(438)	(53.6)	1,836	2,779	(943)	(33.9)
Total revenue	388,638	263,719	124,919	47.4	945,776	780,492	165,284	21.2
Costs and expenses
Cost of services	158,476	111,074	(47,402)	(42.7)	386,927	326,904	(60,023)	(18.4)
Cost of product sales	47,815	44,626	(3,189)	(7.1)	148,651	139,343	(9,308)	(6.7)
Gross profit	182,347	108,019	74,328	68.8	410,198	314,245	95,953	30.5
Selling, general and administrative	77,497	53,669	(23,828)	(44.4)	189,797	154,998	(34,799)	(22.5)
Fees to manager-related party	130,501	15,242	(115,259)	NM	153,990	76,912	(77,078)	(100.2)
Depreciation	35,958	10,039	(25,919)	NM	60,540	28,730	(31,810)	(110.7)
Amortization of intangibles	11,369	8,618	(2,751)	(31.9)	29,590	25,866	(3,724)	(14.4)
Loss from customer contract termination	1,269	—	(1,269)	NM	1,269	1,626	357	22.0
Loss on disposal of assets	20	50	30	60.0	886	226	(660)	NM
Total operating expenses	256,614	87,618	(168,996)	(192.9)	436,072	288,358	(147,714)	(51.2)
Operating (loss) income	(74,267)	20,401	(94,668)	NM	(25,874)	25,887	(51,761)	(199.9)
Other income (expense)
Dividend income	257	—	257	NM	257	—	257	NM
Interest income	10	39	(29)	(74.4)	105	182	(77)	(42.3)
Interest expense(1)	(16,566)	(15,767)	(799)	(5.1)	(48,522)	(31,190)	(17,332)	(55.6)
Loss on extinguishment of debt	(90)	—	(90)	NM	(90)	(2,472)	2,382	96.4
Equity in earnings and amortization charges of investee	993	8,576	(7,583)	(88.4)	26,079	30,327	(4,248)	(14.0)
Gain from acquisition/divestiture of businesses	1,027,054	—	1,027,054	NM	1,027,054	—	1,027,054	NM
Other income, net	821	829	(8)	(1.0)	3,078	514	2,564	NM
Net income before income taxes	938,212	14,078	924,134	NM	982,087	23,248	958,839	NM
Benefit (provision) for income taxes	52,462	(5,829)	58,291	NM	38,491	(9,241)	47,732	NM
Net income	$990,674	$8,249	982,425	NM	$1,020,578	$14,007	1,006,571	NM
Less: net loss attributable to noncontrolling interests	(319)	(2,158)	(1,839)	(85.2)	(481)	(1,423)	(942)	(66.2)
Net income attributable to MIC LLC	$990,993	$10,407	980,586	NM	$1,021,059	$15,430	1,005,629	NM

NM — Not meaningful

(1)	Interest expense includes gains on derivative instruments of $820,000 and losses of $13.1 million for the quarter and nine months ended September 30, 2014, respectively. For the quarter and nine months ended September 30, 2013, interest expense includes losses on derivative instruments of $8.0 million and $9.6 million, respectively.

Results of Operations: Consolidated – (continued)

Gross Profit

Consolidated gross profit increased for the quarter and nine months ended September 30, 2014 compared with the quarter and nine months ended September 30, 2013 primarily reflecting the consolidation of IMTT’s results, improved results at Atlantic Aviation and increased contributions from both CP&E and Hawaii Gas for the nine months ended September 30, 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the quarter and nine months ended September 30, 2014 compared with the quarter and nine months ended September 30, 2013 primarily as a result of the consolidation of IMTT’s results, increases in legal and transaction costs primarily related to the IMTT Acquisition and the acquisition activities of Atlantic Aviation.

Fees to Manager

Our Manager is entitled to a monthly base management fee based primarily on our market capitalization, and potentially a quarterly performance fee, based on the performance of our stock relative to a U.S. utilities index. For the quarter and nine months ended September 30, 2014, we incurred base management fees of $13.9 million and $32.4 million, respectively, and performance fees of $116.6 million and $121.5 million, respectively. Our Board requested, and our Manager agreed, that $65.0 million of the performance fee be settled in cash using the proceeds from the sale of the district energy business in order to minimize dilution. The remainder of the fee of $51.6 million was reinvested in additional shares of MIC. For the quarter and nine months ended September 30, 2013, we incurred base management fees of $8.3 million and $23.5 million, respectively, and performance fees of $6.9 million and $53.4 million, respectively. Except for the portion of the third quarter of 2014 performance fee that was paid in cash in October of 2014, in all of the other periods listed below, our Manager elected to reinvest the base management and any performance fees in additional shares.

The unpaid portion of the base management fees and performance fees, if any, at the end of each reporting period is included in due to manager-related party in the consolidated condensed balance sheets.

Period	Base Management Fee Amount ($ in thousands)	Performance Fee Amount ($ in thousands)	Shares Issued
2014 Activities:
Third quarter 2014	$13,915	$116,586	947,583	(1)
Second quarter 2014	9,535	4,960	243,329
First quarter 2014	8,994	—	164,546
2013 Activities:
Fourth quarter 2013	$8,455	$—	155,943
Third quarter 2013	8,336	6,906	278,480
Second quarter 2013	8,053	24,440	603,936
First quarter 2013	7,135	22,042	522,638

(1)	In October of 2014, our Board requested, and our Manager agreed, that $65.0 million of the performance fee be settled in cash using the proceeds from the sale of the district energy business in order to minimize dilution. The remainder of the fee of $51.6 million was reinvested in additional shares of MIC. We issued 947,583 shares, of which 816,053 shares were issued in October of 2014 for the September of 2014 base management fee and the portion of the third quarter of 2014 performance fee. We also paid the cash portion of the performance fee to our Manager during October of 2014.

Depreciation

Depreciation expense increased for the quarter and nine months ended September 30, 2014 compared with the quarter and nine months ended September 30, 2013 primarily as a result of fixed assets acquired in conjunction with the IMTT Acquisition and the depreciation associated with solar and wind power generation facilities that became operational during 2013 and 2014. Depreciation expense was also higher at Atlantic Aviation due to acquisitions in 2013 and 2014.

Results of Operations: Consolidated – (continued)

Interest Expense and Gain/Loss on Derivative Instruments

Interest expense also includes gains on derivative instruments of $820,000 and losses of $13.1 million for the quarter and nine months ended September 30, 2014, respectively, and losses of $8.0 million and $9.6 million for the quarter and nine months ended September 30, 2013, respectively. Gains/losses on derivatives recorded in interest expense are attributable to the change in fair value of interest rate hedging instruments and include the reclassification of amounts from accumulated other comprehensive loss into earnings. Excluding the derivative adjustments, interest expense increased primarily due to the consolidation of IMTT, higher interest rate on Atlantic Aviation’s term loan that was refinanced during the second quarter of 2013, and higher average term loan balances at both Atlantic Aviation and CP&E.

Equity in Earnings and Amortization Charges of Investee

The decrease in equity in earnings for the quarter and nine months ended September 30, 2014 compared with the quarter and nine months ended September 30, 2013 is primarily due to the consolidation of IMTT’s results from July 16, 2014 and thereafter compared with the equity method accounting for IMTT’s results prior to the acquisition date.

Gain From Acquisition/Divestiture of Businesses

On August 21, 2014, we completed the previously disclosed sale of our 50.01% controlling interest in the district energy business, within CP&E, for approximately $270.0 million. Proceeds of the sale were used to repay the outstanding debt balance. The remaining amounts were divided between us and our co-investor in the business. Our share of the remaining proceeds was $59.6 million. As a result of this transaction, we deconsolidated the assets and liabilities of district energy business and recorded a pre-tax gain of $78.9 million.

On July 16, 2014, we completed the acquisition of the remaining 50% of IMTT we did not already own for $1.029 billion. Prior to this acquisition, our investment in IMTT was accounted for using the equity method of accounting. As of the closing date for the transaction we have consolidated IMTT’s results and the business is considered a reportable segment. The acquisition of the remaining 50% interest in IMTT requires that all assets and liabilities of IMTT be recorded at fair value including our previous 50% ownership. This resulted in a pre-tax gain of $948.1 million due to the remeasuring to fair value of our previous 50% ownership of IMTT.

Income Taxes

For 2014, we will file a consolidated federal income tax return that includes the financial results for IMTT, Hawaii Gas, Atlantic Aviation and our allocable share of the taxable income from our solar and wind power generation facilities, within the CP&E segment, which are treated as partnerships for tax purposes. Prior to July 16, 2014, IMTT filed a separate federal income tax return and subsequent to that date will file as a part of our consolidated federal income tax return (see IMTT — Income Taxes below). Pursuant to tax sharing agreements, the individual businesses included in our consolidated federal income tax return pay MIC an amount equal to the federal income taxes each would have paid on a standalone basis as if they were not part of the MIC consolidated federal income tax return.

Prior to July 16, 2014, distributions received from IMTT were characterized as dividends, returns of capital or capital gains. 20% of any distribution characterized as dividend was included in our taxable income and subject to tax at our statutory rates. Distributions characterized as returns of capital were not subject to current tax. Distributions characterized as capital gain were subject to tax at statutory rates. Subsequent to July 16, 2014, distributions from IMTT generally will not be subject to tax.

The change from income tax expense to income tax benefit for the quarter and nine months ended September 30, 2014 compared with the quarter and nine months ended September 30, 2013 is primarily due to the income tax benefit associated with the performance fee recognized in the third quarter of 2014 and the write-off of the deferred tax liability associated with the investment in IMTT under the equity method of accounting. These benefits are partially offset by the capital gain generated on the sale of the district energy business. For tax purposes, a gain of $30.4 million was recognized on the district energy sale, resulting in a capital gain tax of $10.6 million. This amount is expected to be fully offset by our net operating loss, or NOLs.

Results of Operations: Consolidated – (continued)

For 2014, we expect any federal income taxes for our consolidated entities to be fully offset by our NOL carryforwards. At December 31, 2013, our federal NOL balance was $198.6 million, which is available to offset future taxable income, if any, through 2033. As a result of having federal NOL carryforwards, together with other planned tax strategies, we do not expect to make regular federal tax payments until after 2016. For the year ending December 31, 2014, we do not expect to pay any Alternative Minimum Tax.

Absent acquisitions and/or divestitures, we expect that our effective tax rate would be higher than the U.S. federal statutory rate of 35% primarily because of state and local income taxes. For 2014, we expect a state tax benefit of $571,000 (net of minimum franchise taxes). In calculating our consolidated state income tax provision, we have provided a valuation allowance for certain state income tax NOL carryforwards, the utilization of which is not assured beyond a reasonable doubt. In addition, we expect to incur certain expenses that will not be deductible in determining state taxable income. Accordingly, these expenses have also been excluded in determining our state income tax expense.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow

We have disclosed EBITDA excluding non-cash items for our Company and each of our operating segments in Note 10, “Reportable Segments”, in our consolidated condensed financial statements, as a key performance metric relied on by management in evaluating our performance. EBITDA excluding non-cash items is defined as earnings before interest, taxes, depreciation and amortization and non-cash items, which includes impairments, base management and performance fees, if any, derivative gains and losses and adjustments for other non-cash items reflected in the statements of operations. We believe EBITDA excluding non-cash items provides additional insight into the performance of our operating businesses relative to each other and to similar businesses without regard to their capital structure, and to their ability to service or reduce debt, fund capital expenditures and/or support distributions to the holding company.

We also disclose Free Cash Flow, as defined by us, as a means of assessing the amount of cash generated by our businesses and supplementing other information provided in accordance with GAAP. We define Free Cash Flow as cash from operating activities, which includes cash paid for interest, taxes and pension contributions, less maintenance capital expenditures and excludes changes in working capital.

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

	Quarter Ended September 30,		Change Favorable/ (Unfavorable)		Nine Months Ended September 30,		Change Favorable/ (Unfavorable)
	2014	2013	$	%	2014	2013	$	%
	($ In Thousands) (Unaudited)
Net income attributable to MIC LLC(1)	$990,993	$10,407			$1,021,059	$15,430
Interest expense, net(2)	16,556	15,728			48,417	31,008
(Benefit) provision for income taxes	(52,462)	5,829			(38,491)	9,241
Depreciation(3)	35,958	10,039			60,540	28,730
Depreciation – cost of services(3)	963	1,620			4,374	5,021
Amortization of intangibles(4)	11,369	8,618			29,590	25,866
Loss from customer contract termination	1,269	—			1,269	1,626
Loss on extinguishment of debt	90	—			90	2,434
Loss on disposal of assets	6	—			822	106
Gain from acquisition/divestiture of businesses	(1,027,181)	—			(1,027,181)	—
Equity in earnings and amortization charges of investee	(993)	(8,576)			(26,079)	(30,327)
Equity distributions from investee(5)	—	11,146			25,086	19,025
Base management fees to be settled/settled in shares	13,915	8,336			32,444	23,524
Performance fees to be settled/settled in cash/shares(6)	116,586	6,906			121,546	53,388
Other non-cash expense (income), net	1,988	(1,340)			1,696	(1,969)
EBITDA excluding non-cash items	$109,057	$68,713	40,344	58.7	$255,182	$183,103	72,079	39.4
EBITDA excluding non-cash items	$109,057	$68,713			$255,182	$183,103
Interest expense, net(2)	(16,556)	(15,728)			(48,417)	(31,008)
Adjustments to derivative instruments recorded in interest expense(2)	(9,304)	4,449			(3,937)	1,160
Amortization of debt financing costs(2)	2,326	995			4,467	2,892
Equipment lease receivables, net	777	740			2,805	2,814
Benefit/provision for income taxes, net of changes in deferred taxes	3,620	(799)			(321)	(2,674)
Pension contribution(7)	(25,825)	—			(26,960)	—
Changes in working capital(6)	(1,067)	(7,707)			11,544	(28,527)
Cash provided by operating activities	63,028	50,663			194,363	127,760
Changes in working capital(6)	1,067	7,707			(11,544)	28,527
Maintenance capital expenditures	(5,783)	(3,889)			(12,246)	(10,897)
Free cash flow	$58,312	$54,481	3,831	7.0	$170,573	$145,390	25,183	17.3

(1)	Net income attributable to MIC LLC excludes net loss attributable to noncontrolling interests of $319,000 and $481,000 for the quarter and nine months ended September 30, 2014, respectively, and net loss attributable to noncontrolling interests of $2.2 million and $1.4 million for the quarter and nine months ended September 30, 2013, respectively.
(2)	Interest expense, net, includes adjustment to derivative instruments and non-cash amortization of deferred financing fees.

Results of Operations: Consolidated – (continued)

(3)	Depreciation — cost of services includes depreciation expense for our previously owned district energy business, a component of CP&E segment, which is reported in cost of services in our consolidated condensed statements of operations. Depreciation and Depreciation — cost of services does not include acquisition-related step-up depreciation expense of $315,000 and $4.2 million for the quarter and nine months ended September 30, 2014, respectively, compared with $2.0 million and $5.9 million for the quarter and nine months ended September 30, 2013, respectively, in connection with our previous 50% investment in IMTT, which is reported in equity in earnings and amortization charges of investee in our consolidated condensed statements of operations.
(4)	Amortization of intangibles does not include acquisition-related step-up amortization expense of $14,000 and $185,000 for the quarter and nine months ended September 30, 2014, respectively, compared with $85,000 and $256,000 for the quarter and nine months ended September 30, 2013, respectively, in connection with our previous 50% investment in IMTT, which is reported in equity in earnings and amortization charges of investee in our consolidated condensed statements of operations.
(5)	Equity distributions from investee in the above table includes distributions we received only up to our share of the earnings recorded in the calculation for EBITDA excluding non-cash items.
(6)	In October of 2014, our Board requested, and our Manager agreed, that $65.0 million of the performance fee be settled in cash using the proceeds from the sale of the district energy business in order to minimize dilution. The remainder of the fee of $51.6 million was reinvested in additional shares of MIC. The impact of the cash settled portion has been excluded from the calculation of Free Cash Flow.
(7)	For the quarter and nine months ended September 30, 2013, pension contributions of $900,000 and $2.3 million, respectively, were reported in changes in working capital for those periods.

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

	Quarter Ended September 30,		Change Favorable/ (Unfavorable)		Nine Months Ended September 30,		Change Favorable/ (Unfavorable)
	2014	2013	$	%	2014	2013	$	%
	($ In Thousands) (Unaudited)
Free Cash Flow – Consolidated basis	$58,312	$54,481	3,831	7.0	$170,573	$145,390	25,183	17.3
Equity distributions from investee(1)	—	(11,146)			(25,086)	(19,025)
100% of CP&E Free Cash Flow included in consolidated Free Cash Flow	(4,645)	(4,261)			(11,468)	(11,671)
MIC’s share of IMTT Free Cash Flow(2)	(6,203)	16,581			31,324	45,926
MIC’s share of CP&E Free Cash Flow	2,435	1,392			6,175	5,052
Free Cash Flow – Proportionately Combined basis	$49,899	$57,047	(7,148)	(12.5)	$171,518	$165,672	5,846	3.5

(1)	Equity distributions from investee represent the portion of distributions received from IMTT that are recorded in cash from operating activities. The distribution for the fourth quarter of 2013 from IMTT was received in the first quarter of 2014, as customary. Conversely, the distribution for the fourth quarter of 2012 from IMTT was received in the same period.
(2)	Represents our proportionate share of IMTT’s Free Cash Flow prior to the IMTT Acquisition on July 16, 2014.

Results of Operations: IMTT

Prior to July 16, 2014, we accounted for our 50% interest in IMTT using the equity method of accounting. As of July 16, 2014, we have consolidated IMTT on 100% basis. To enable meaningful analysis of IMTT’s performance across periods, IMTT’s overall performance is discussed below, rather than IMTT’s contribution to our consolidated results.

Key Factors Affecting Operating Results:

•	gross profit increased principally due to:
•	increased levels of spill response;
•	an increase in revenue from firm commitments; and
•	a weather-related increase in heating gross profit in the first quarter of 2014; partially offset by
•	higher costs primarily related to the IMTT Acquisition.

Results of Operations: IMTT – (continued)

	Quarter Ended September 30,		Change Favorable/ (Unfavorable)		Nine Months Ended September 30,		Change Favorable/ (Unfavorable)
	2014	2013			2014	2013
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Revenues	131,920	126,447	5,473	4.3	422,516	383,753	38,763	10.1
Cost of services(1)	59,090	55,572	(3,518)	(6.3)	187,649	164,242	(23,407)	(14.3)
Gross Profit	72,830	70,875	1,955	2.8	234,867	219,511	15,356	7.0
General and administrative expenses(2)	13,619	8,084	(5,535)	(68.5)	31,982	24,420	(7,562)	(31.0)
Depreciation and amortization	27,506	19,051	(8,455)	(44.4)	65,426	56,109	(9,317)	(16.6)
Casualty losses, net(1)	—	200	200	100.0	—	6,700	6,700	100.0
Operating income	31,705	43,540	(11,835)	(27.2)	137,459	132,282	5,177	3.9
Interest expense, net(3)	(5,558)	(9,376)	3,818	40.7	(21,504)	(17,099)	(4,405)	(25.8)
Other (expense) income	(188)	620	(808)	(130.3)	1,683	1,804	(121)	(6.7)
Provision for income taxes	(9,531)	(15,181)	5,650	37.2	(46,088)	(48,894)	2,806	5.7
Noncontrolling interest	(190)	(44)	(146)	NM	(328)	(220)	(108)	(49.1)
Net income(4)	16,238	19,559	(3,321)	(17.0)	71,222	67,873	3,349	4.9
Reconciliation of net income to EBITDA excluding non-cash items and cash provided by operating activities to Free Cash Flow:
Net income(4)	16,238	19,559			71,222	67,873
Interest expense, net(3)	5,558	9,376			21,504	17,099
Provision for income taxes	9,531	15,181			46,088	48,894
Depreciation and amortization	27,506	19,051			65,426	56,109
Casualty losses, net(1)	—	200			—	6,700
Other non-cash expenses(5)	2,519	253			6,020	429
EBITDA excluding non-cash items	61,352	63,620	(2,268)	(3.6)	210,260	197,104	13,156	6.7
EBITDA excluding non-cash items	61,352	63,620			210,260	197,104
Interest expense, net(3)	(5,558)	(9,376)			(21,504)	(17,099)
Adjustments to derivative instruments recorded in interest expense(3)	(5,518)	(1,768)			(12,167)	(15,784)
Amortization of debt financing costs(3)	956	824			2,643	1,990
Provision for income taxes, net of changes in deferred taxes	(6,101)	(5,624)			(32,822)	(13,847)
Pension contribution(6)	(20,000)	—			(20,000)	—
Changes in working capital	2,219	2,619			(2,722)	4,035
Cash provided by operating activities	27,350	50,295			123,688	156,399
Changes in working capital	(2,219)	(2,619)			2,722	(4,035)
Maintenance capital expenditures(7)	(11,169)	(14,514)			(37,395)	(60,513)
Free cash flow	13,962	33,162	(19,200)	(57.9)	89,015	91,851	(2,836)	(3.1)

NM — Not meaningful

(1)	Casualty losses, net, includes $2.5 million and $1.5 million related to the quarters ended December 31, 2012 and March 31, 2013, respectively, which were recorded in cost of services in those periods. These amounts have been included in the nine months ended September 30, 2013.
(2)	General and administrative expenses for the quarter and nine months ended September 30, 2014 includes transactional costs in connection with the IMTT Acquisition.
(3)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.

Results of Operations: IMTT – (continued)

(4)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.
(5)	IMTT management’s calculation of IMTT’s EBITDA prior to acquisition included various non-cash items, unlike MIC’s other businesses. In order to ensure IMTT’s EBITDA excluding non-cash items does in fact excludes non-cash items, and to promote consistency across its reporting segments, MIC has excluded known non-cash items when calculating IMTT’s EBITDA excluding non-cash items including primarily the non-cash pension expense of $2.3 million and $5.6 million for the quarter and nine months ended September 30, 2014, respectively. The non-cash pension expense of $2.9 million and $8.5 million was reported in changes in working capital for the quarter and nine months ended September 30, 2013, respectively.
(6)	Pension contribution of $4.5 million for the quarter and nine months ended September 30, 2013 were reported in changes in working capital for those periods.
(7)	Maintenance capital expenditures includes a reclassification from growth capital expenditures in the quarters ended December 31, 2012 and March 31, 2013 of $1.2 million and $509,000, respectively. These amounts have been included in the nine months ended September 30, 2013.

Revenue and Gross Profit

Revenue increased for the quarter and nine months ended September 30, 2014 compared with the quarter and nine months ended September 30, 2013 predominately as a result of increased spiIl response activity and higher firm commitments, notwithstanding marginally lower tank utilization. In addition, the increase in revenue for the nine months ended September 30, 2014 also reflects the increase in weather-related heating revenue in the first quarter of 2014.

Capacity utilization increased to 92.5% for the quarter ended September 30, 2014 from 91.6% for the quarter ended June 30, 2014 as a large tank came back into service following its scheduled cleaning and inspection.

Operating costs were higher for the quarter ended September 30, 2014 compared with the quarter ended September 30, 2013 primarily as a result of higher spill response activity and higher costs associated with a ship colliding into our dock at Gretna (for which we will seek reimbursement from the parties responsible), partially offset by lower repairs and maintenance costs, property taxes and labor costs. Operating costs were higher for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013 as a result of higher spill response activity, heating and insurance costs.

The increase in heating and other weather-related services for the nine months ended September 30, 2014 was primarily due to higher activity levels resulting from the colder weather during the first quarter of 2014 as well as higher natural gas prices, which were passed through to customers. Heating and other weather-related services were lower for the quarter ended September 30, 2014 compared with the quarter ended September 30, 2013.

General and Administrative Expenses

General and administrative expenses increased for the quarter and nine months ended September 30, 2014 as compared with the quarter and nine months ended September 30, 2013 primarily due to costs associated with the IMTT Acquisition. IMTT anticipates that additional employee costs associated with the IMTT Acquisition will be incurred over the next five quarters.

Depreciation and amortization

Depreciation and amortization expense increased for the quarter and nine months ended September 30, 2014 compared with the quarter and nine months ended September 30, 2013 primarily due to remeasuring to fair value of the fixed assets and intangibles in connection with the IMTT Acquisition.

Casualty Losses, Net

During 2013, casualty losses, net, were recorded as a result of fixed asset write-offs associated with Hurricane Sandy, net of insurance recoveries. Casualty losses, net, includes $2.5 million and $1.5 million related to the quarters ended December 31, 2012 and March 31, 2013, respectively, which were recorded in cost of services in those periods. These amounts have been included in the nine months ended September 30, 2013.

Results of Operations: IMTT – (continued)

Interest Expense, Net

Interest expense includes gains on derivative instruments of $894,000 and losses of $1.6 million for the quarter and nine months ended September 30, 2014, respectively, and losses of $2.9 million and gains of $2.2 million for the quarter and nine months ended September 30, 2013, respectively. Excluding the derivative adjustments, interest expense decreased slightly during the quarter ended September 30, 2014 compared with the quarter ended September 30, 2013 and remained flat for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013.

Cash interest paid totaled $10.0 million and $30.5 million for the quarter and nine months ended September 30, 2014, respectively, and $12.5 million and $30.6 million for the quarter and nine months ended September 30, 2013, respectively. The decrease in cash interest paid during the quarter ended September 30, 2014 was primarily due to lower debt balances as a result of a net reduction of IMTT’s revolving credit facility drawn balance.

Income Taxes

IMTT filed a consolidated federal income tax return for tax periods through and including July 16, 2014, the date of the IMTT Acquisition, and state income tax returns in the states in which it operates. Subsequent to July 16, 2014, IMTT became part of the MIC consolidated federal taxpayer group. As a result, MIC inherited certain tax attributes of IMTT, including $5.5 million of NOLs, which MIC currently believes it will not be able to utilize.

The “Provision for income taxes, net of changes in deferred taxes” of $32.8 million for the nine months ended September 30, 2014 in the table above, includes $30.0 million of federal income taxes and $2.8 million of state income taxes. The increase in current income taxes payable is due to higher taxable income and changes in federal tax laws.

We expect IMTT’s current federal income taxes for its short tax year ending July 16, 2014 to be approximately $30.0 million. Subsequent to the IMTT Acquisition, we do not expect to have any 2014 current federal income taxes attributable to IMTT. Any future current federal income taxes attributable to IMTT are eligible to be offset in consolidation by MIC NOLs. We expect the business to incur approximately $1.4 million in current state income taxes for the remaining period ending December 31, 2014.

For the full year 2013, IMTT recorded $48.8 million of federal income tax expense and $12.3 million of state income tax expense. This includes $13.8 million and $4.7 million of current federal and state income taxes, respectively. The federal income tax expense exceeded the cash taxes primarily due to the benefit of accelerated tax depreciation.

Result of Operations: Hawaii Gas

Key Factors Affecting Operating Results:

•	increase in the gross profit margin per therm and a small increase in the volume of therms sold; and
•	absence of severance costs incurred in 2013.

Results of Operations: Hawaii Gas – (continued)

	Quarter Ended September 30,		Change Favorable/ (Unfavorable)		Nine Months Ended September 30,		Change Favorable/ (Unfavorable)
	2014	2013			2014	2013
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Revenues	64,494	61,469	3,025	4.9	202,979	193,088	9,891	5.1
Cost of product sales(1)	46,746	44,230	(2,516)	(5.7)	145,859	138,285	(7,574)	(5.5)
Gross profit	17,748	17,239	509	3.0	57,120	54,803	2,317	4.2
Selling, general and administrative expenses	4,970	4,818	(152)	(3.2)	15,364	16,139	775	4.8
Depreciation and amortization	2,308	2,160	(148)	(6.9)	6,861	6,508	(353)	(5.4)
Operating income	10,470	10,261	209	2.0	34,895	32,156	2,739	8.5
Interest expense, net(2)	(1,589)	(2,097)	508	24.2	(5,267)	(5,040)	(227)	(4.5)
Other expense	(42)	(146)	104	71.2	(181)	(251)	70	27.9
Provision for income taxes	(3,590)	(3,191)	(399)	(12.5)	(11,709)	(10,669)	(1,040)	(9.7)
Net income(3)	5,249	4,827	422	8.7	17,738	16,196	1,542	9.5
Reconciliation of net income to EBITDA excluding non-cash items and cash provided by operating activities to Free Cash Flow:
Net income(3)	5,249	4,827			17,738	16,196
Interest expense, net(2)	1,589	2,097			5,267	5,040
Provision for income taxes	3,590	3,191			11,709	10,669
Depreciation and amortization	2,308	2,160			6,861	6,508
Other non-cash expenses(1)	453	604			1,585	1,592
EBITDA excluding non-cash items	13,189	12,879	310	2.4	43,160	40,005	3,155	7.9
EBITDA excluding non-cash items	13,189	12,879			43,160	40,005
Interest expense, net(2)	(1,589)	(2,097)			(5,267)	(5,040)
Adjustments to derivative instruments recorded in interest expense(2)	(203)	269			(57)	(426)
Amortization of debt financing costs(2)	121	113			360	342
Provision for income taxes, net of changes in deferred taxes	4,674	(94)			(662)	(3,961)
Pension contribution(4)	(5,825)	—			(6,960)	—
Changes in working capital	1,703	(3,023)			(2,074)	(3,810)
Cash provided by operating activities	12,070	8,047			28,500	27,110
Changes in working capital	(1,703)	3,023			2,074	3,810
Maintenance capital expenditures	(1,821)	(1,916)			(5,612)	(5,337)
Free cash flow	8,546	9,154	(608)	(6.6)	24,962	25,583	(621)	(2.4)

(1)	For the nine months ended September 30, 2013, cost of product sales includes non-cash income of $489,000 for asset retirement obligation credit that is not expected to recur. This non-cash income is excluded when calculating EBITDA excluding non-cash items.
(2)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.
(3)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.
(4)	For the quarter and nine months ended September 30, 2013, pension contributions of $900,000 and $2.3 million, respectively, were reported in changes in working capital for those periods.

Results of Operations: Hawaii Gas – (continued)

Gross Profit and Operating Income

Volume increased by 1.1% and was flat for the quarter and nine months ended September 30, 2014, respectively, compared with the quarter and nine months ended September 30, 2013, driven by increased volumes at commercial customers, partially offset by lower residential consumption. Gross profit per therm increased during the quarter and nine months ended September 30, 2014 compared with the quarter and nine months ended September 30, 2013 as a result of lower inter-island transportation costs, partially offset by non-utility commodity margin compression and the timing of pipeline repairs for the quarter ended September 30, 2014.

Local liquified petroleum gas, or LPG, production reliability improved in the second and third quarter of 2014, however long-term reliability remains uncertain and may continue to impact the sourcing of Hawaii Gas’s LPG supplies. Hawaii Gas sources its naphtha feedstock for its synthetic natural gas, or SNG, plant from Hawaii Independent Energy and, effective October 1, 2014, the naphtha feedstock agreement was extended through June 30, 2016. The business continues to implement several initiatives to mitigate volatility in naphtha and LPG prices and supply, including hedging, storage expansion and diversification of the supply base.

On March 6, 2014, Hawaii Gas received approval from the Hawaii Public Utilities Commission (“HPUC”) to land containerized liquefied natural gas (“LNG”) in Hawaii as a back-up fuel for its SNG system on Oahu. Hawaii Gas is currently the only company with regulatory approval to land and utilize LNG in Hawaii. On April 2, 2014, Hawaii Gas received its first shipment of LNG which was subsequently re-gasified and injected into the utility pipeline network. On October 16, 2014, Hawaii Gas filed an application with the HPUC indicating its intent to spend approximately $12.8 million in its utility business for a smaller-scale containerized LNG import project to provide natural gas as a replacement for up to 30% of SNG gas demand. Regular deliveries of containerized LNG are expected to commence by late 2015. Hawaii Gas also continues to work with stakeholders throughout the state to pursue a larger-scale bulk import, storage and distribution program to supply multiple end markets including power generation and ground and marine transportation.

Selling, general and administrative expenses for the quarter and nine months ended September 30, 2014 compared with the quarter and nine months ended September 30, 2013 included higher marketing expenses, which were offset by the absence of severance costs for the nine months ended September 30, 2014.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $324,000 and $1.6 million for the quarter and nine months ended September 30, 2014, respectively, and losses of $875,000 and $1.4 million for the quarter and nine months ended September 30, 2013, respectively. Excluding the derivative adjustments, interest expense decreased during the quarter and nine months ended September 30, 2014 compared with the quarter and nine months ended September 30, 2013.

Cash interest paid totaled $2.8 million and $6.1 million for the quarter and nine months ended September 30, 2014, respectively, and $2.8 million and $6.2 million for the quarter and nine months ended September 30, 2013, respectively.

Income Taxes

Income from Hawaii Gas is included in our consolidated federal income tax return, and is subject to Hawaii state income taxes. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business. For the year ending December 31, 2014, the business expects to pay $100,000 in state income taxes. The “Provision for income taxes, net of changes in deferred taxes” of $662,000 for the nine months ended September 30, 2014 in the above table, includes $625,000 of federal income taxes payable to MIC and $37,000 of state income taxes. Any current federal income tax liability is expected to be offset in consolidation by the application of NOLs.

Results of Operations: Atlantic Aviation

Key Factors Affecting Operating Results:

•	contribution from acquired FBOs;
•	increases in gross profit primarily due to increase in volume of gallons sold and rental revenue for the quarter and nine months ended September 30, 2014 and de-icing revenue for the nine months ended September 30, 2014; partially offset by
•	higher selling, general and administrative expenses due to acquisition-related expenses, higher employee benefit costs and weather-related expenses; and
•	higher cash interest expense driven by higher average cost of debt, partially offset by reduced average debt levels.

Results of Operations: Atlantic Aviation – (continued)

	Quarter Ended September 30,		Change Favorable/ (Unfavorable)		Nine Months Ended September 30,		Change Favorable/ (Unfavorable)
	2014	2013			2014	2013
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Revenues	197,980	183,198	14,782	8.1	585,153	541,840	43,313	8.0
Cost of services	104,543	100,553	(3,990)	(4.0)	318,047	301,722	(16,325)	(5.4)
Gross Profit	93,437	82,645	10,792	13.1	267,106	240,118	26,988	11.2
Selling, general and administrative expenses	49,288	44,342	(4,946)	(11.2)	143,598	130,729	(12,869)	(9.8)
Depreciation and amortization	16,493	14,072	(2,421)	(17.2)	47,033	41,917	(5,116)	(12.2)
Loss on disposal of assets	20	50	30	60.0	886	226	(660)	NM
Operating income	27,636	24,181	3,455	14.3	75,589	67,246	8,343	12.4
Interest expense, net(1)	(4,689)	(11,481)	6,792	59.2	(27,606)	(20,206)	(7,400)	(36.6)
Loss on extinguishment of debt	—	—	—	—	—	(2,472)	2,472	100.0
Other income	35	54	(19)	(35.2)	22	54	(32)	(59.3)
Provision for income taxes	(9,231)	(5,185)	(4,046)	(78.0)	(18,001)	(18,009)	8	—
Net income(2)	13,751	7,569	6,182	81.7	30,004	26,613	3,391	12.7
Reconciliation of net income to EBITDA excluding non-cash items and cash provided by operating activities to Free Cash Flow:
Net income(2)	13,751	7,569			30,004	26,613
Interest expense, net(1)	4,689	11,481			27,606	20,206
Provision for income taxes	9,231	5,185			18,001	18,009
Depreciation and amortization	16,493	14,072			47,033	41,917
Loss on extinguishment of debt	—	—			—	2,434
Loss on disposal of assets	6	—			822	106
Other non-cash expense (income)	115	(1)			271	(116)
EBITDA excluding non-cash items	44,285	38,306	5,979	15.6	123,737	109,169	14,568	13.3
EBITDA excluding non-cash items	44,285	38,306			123,737	109,169
Interest expense, net(1)	(4,689)	(11,481)			(27,606)	(20,206)
Adjustments to derivative instruments recorded in interest expense(1)	(3,593)	5,551			4,712	5,604
Amortization of debt financing costs(1)	812	702			2,328	2,011
Provision for income taxes, net of changes in deferred taxes	(442)	(394)			(2,568)	(5,569)
Changes in working capital	5,170	(3,609)			2,925	1,284
Cash provided by operating activities	41,543	29,075			103,528	92,293
Changes in working capital	(5,170)	3,609			(2,925)	(1,284)
Maintenance capital expenditures	(2,611)	(1,910)			(4,610)	(5,248)
Free cash flow	33,762	30,774	2,988	9.7	95,993	85,761	10,232	11.9

NM — Not meaningful

(1)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.

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

Atlantic Aviation completed the Galaxy Acquisitions on April 30, 2014. Together with the acquisition of Kansas City FBO in December of 2013, these acquisitions are performing in-line with or better than expectations and contributed to the increases in revenue, gross profit and costs for the quarter and nine months ended September 30, 2014 compared with the quarter and nine months ended September 30, 2013. On a same store basis, gross profit increased 5.4% and 6.4% for the quarter and nine months ended September 30, 2014 compared with the quarter and nine months ended September 30, 2013, respectively, driven by increases in fuel gross profit, rental revenue and de-icing revenue.

On September 23, 2014, we were issued a certificate of occupancy for the new hangar at our West Palm Beach FBO, which was acquired as part of the Galaxy Acquisitions. The issuance of the certificate of occupancy represented a delay of approximately five months from when we originally anticipated receiving such certification. Since commencing operations, occupancy at the hangar is in-line with our expectations.

At the FBOs acquired in the Galaxy Acquisitions, historically “FAA” GA activity for May through September period, which corresponds to our period of ownership, has represented on average 26.9% of annual GA activity over a period of fourteen years. We expect this historical trend to continue and expect an annualized EBITDA contribution from these FBOs of approximately $21.3 million.

Atlantic Aviation seeks to extend FBO leases prior to their maturity and to increase the portfolio’s weighted average lease life. The weighted average lease life increased from 18.3 years at September 30, 2013 to 19.3 years at September 30, 2014, notwithstanding the passage of one year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the quarter and nine months ended September 30, 2014 compared with the quarter and nine months ended September 30, 2013 primarily due to transaction and legal costs primarily associated with previously announced acquisitions.

On a same store basis, costs were 2.3% and 3.8% higher for the quarter and nine months ended September 30, 2014, respectively, primarily due to costs associated with the colder weather in the Northeast U.S. during the first quarter of 2014 and increased employee benefit costs incurred during the nine months ended September 30, 2014.

Interest Expense, Net

Interest expense includes gains of $1.5 million and losses of $10.6 million on derivative instruments for the quarter and nine months ended September 30, 2014, respectively, and losses of $6.7 million for both the quarter and nine months ended September 30, 2013.

Excluding the derivative adjustments, interest expense increased due to the lower cost of debt in the prior comparable period, as the principal amount was unhedged until it was refinanced on May 31, 2013, partially offset by lower average debt levels in the current period. Cash interest paid was $7.4 million and $20.6 million for the quarter and nine months ended September 30, 2014, respectively, and $5.4 million and $12.7 million for the quarter and nine months ended September 30, 2013, respectively.

Results of Operations: Atlantic Aviation – (continued)

Income Taxes

Income generated by Atlantic Aviation is included in our consolidated federal income tax return. The business files state income tax returns in the states in which it operates. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business.

During the first quarter of 2014, Atlantic Aviation completed a tax planning initiative which is expected to reduce state taxes by approximately $2.0 million over the next several years. For 2014, the business expects to pay state income taxes of approximately $2.8 million. The “Provision for income taxes, net of changes in deferred taxes” of $2.6 million for the nine months ended September 30, 2014 in the above table, includes $829,000 of federal income taxes payable to MIC and $1.8 million of state income taxes.

Result of Operations: Contracted Power and Energy

Key Factors Affecting Operating Results:

•	revenue generated by the incremental increase in generating capacity, including investments in wind power generation facilities during the third quarter of 2014; partially offset by
•	sale of our controlling interest in the district energy business; and
•	legal and professional expenses primarily relating to transaction costs during the nine months ended September 30, 2014.

Results of Operations: Contracted Power and Energy – (continued)

	Quarter Ended September 30,		Change Favorable/ (Unfavorable)		Nine Months Ended September 30,		Change Favorable/ (Unfavorable)
	2014	2013			2014	2013
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Service revenues	8,952	15,586	(6,634)	(42.6)	29,487	35,618	(6,131)	(17.2)
Product revenues	5,850	2,649	3,201	120.8	15,338	7,167	8,171	114.0
Finance lease revenues	379	817	(438)	(53.6)	1,836	2,779	(943)	(33.9)
Total revenues	15,181	19,052	(3,871)	(20.3)	46,661	45,564	1,097	2.4
Cost of revenue – service(1)	6,364	10,520	4,156	39.5	21,311	25,181	3,870	15.4
Cost of revenue – product	1,069	396	(673)	(169.9)	2,792	1,058	(1,734)	(163.9)
Cost of revenue – total	7,433	10,916	3,483	31.9	24,103	26,239	2,136	8.1
Gross profit	7,748	8,136	(388)	(4.8)	22,558	19,325	3,233	16.7
Selling, general and administrative expenses	2,541	3,231	690	21.4	6,858	5,573	(1,285)	(23.1)
Depreciation	3,832	2,096	(1,736)	(82.8)	10,894	5,174	(5,720)	(110.6)
Amortization of intangibles	190	329	139	42.2	838	997	159	15.9
Loss from customer contract termination	1,269	—	(1,269)	NM	1,269	1,626	357	22.0
Operating (loss) income	(84)	2,480	(2,564)	(103.4)	2,699	5,955	(3,256)	(54.7)
Interest expense, net(2)	(2,422)	(2,172)	(250)	(11.5)	(7,757)	(5,914)	(1,843)	(31.2)
Loss on extinguishment of debt	(90)	—	(90)	NM	(90)	—	(90)	NM
Equity in loss of investee	(68)	—	(68)	NM	(68)	—	(68)	NM
Other income	1,380	920	460	50.0	3,789	3,156	633	20.1
Provision for income taxes	(199)	(1,557)	1,358	87.2	(1,414)	(2,972)	1,558	52.4
Noncontrolling interest	911	3,836	(2,925)	(76.3)	2,008	3,580	(1,572)	(43.9)
Net (loss) income	(572)	3,507	(4,079)	(116.3)	(833)	3,805	(4,638)	(121.9)
Reconciliation of net (loss) income to EBITDA excluding non-cash items and cash provided by (used in) operating activities to Free Cash Flow:
Net (loss) income	(572)	3,507			(833)	3,805
Interest expense, net(2)	2,422	2,172			7,757	5,914
Provision for income taxes	199	1,557			1,414	2,972
Depreciation(1)	4,795	3,716			15,268	10,195
Amortization of intangibles	190	329			838	997
Loss on extinguishment of debt	90	—			90	—
Loss from customer contract termination	1,269	—			1,269	1,626
Equity in loss of investee	68	—			68	—
Other non-cash income	(915)	(3,805)			(3,805)	(6,142)
EBITDA excluding non-cash items	7,546	7,476	70	0.9	22,066	19,367	2,699	13.9
EBITDA excluding non-cash items	7,546	7,476			22,066	19,367
Interest expense, net(2)	(2,422)	(2,172)			(7,757)	(5,914)
Adjustments to derivative instruments recorded in interest expense(2)	(1,425)	(1,371)			(4,509)	(4,018)
Amortization of debt financing costs(2)	116	180			502	539
Equipment lease receivable, net	777	740			2,805	2,814
Provision for income taxes, net of changes in deferred taxes	116	(529)			(903)	(805)
Changes in working capital	1,865	(1,081)			23,986	(18,333)
Cash provided by (used in) operating activities	6,573	3,243			36,190	(6,350)
Changes in working capital	(1,865)	1,081			(23,986)	18,333
Maintenance capital expenditures	(63)	(63)			(736)	(312)
Free cash flow	4,645	4,261	384	9.0	11,468	11,671	(203)	(1.7)

Results of Operations: Contracted Power and Energy – (continued)

NM — Not meaningful

(1)	Includes depreciation expense of $1.0 million and $4.4 million for the quarter and nine months ended September 30, 2014, respectively, and depreciation expense of $1.6 million and $5.0 million for the quarter and nine months ended September 30, 2013, respectively.
(2)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.

Revenue and Gross Profit

Total revenue and gross profit decreased for the quarter ended September 30, 2014 compared with the quarter ended September 30, 2013, due to the sale of the district energy business on August 21, 2014. Total revenue and gross profit increased for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013 reflecting full year operations of all solar power generation facilities and partial year results from the wind power facilities acquired during the third quarter of 2014, partially offset by the sale of the district energy business in the third quarter of 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are comprised primarily of transaction-related fees, legal and other professional fees and management and incentive costs. The decrease in selling, general and administrative expenses for the quarter ended September 30, 2014 compared with the quarter ended September 30, 2013 was primarily related to legal and professional expenses incurred for the three solar power generation facilities acquired in 2013.

The increase in selling, general and administrative expenses for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013 was driven by the increase in legal and professional expenses for the acquisitions of wind power generation facilities and the sale of our interest in the district energy business during the third quarter of 2014.

Depreciation

Depreciation expense increased for the quarter and nine months ended September 30, 2014 compared with the quarter and nine months ended September 30, 2013 primarily as a result of the depreciation associated with solar power generation projects that became operational during 2013 and the wind power generation project acquired during July of 2014.

Loss From Customer Contract Termination

Effective April 30, 2013, the district energy business no longer provided site specific cooling and heating services to a customer outside downtown Chicago for which revenue, fees and lease payments were previously being received. The loss of this customer reduced the business’ cash from operations. During the quarter and nine months ended September 30, 2014, the business wrote-off the remaining receivable balance related to this customer.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $431,000 and $1.0 million for the quarter and nine months ended September 30, 2014, respectively, and losses of $469,000 and $1.4 million for the quarter and nine months ended September 30, 2013, respectively.

Results of Operations: Contracted Power and Energy – (continued)

Excluding the derivative adjustments, interest expense increased for the quarter and nine months ended September 30, 2014 compared with the quarter and nine months ended September 30, 2013 due to higher term debt balance at the solar power generation facilities, partially offset by the sale of the district energy business on August 21, 2014. Cash interest paid was $2.2 million and $9.9 million for the quarter and nine months ended September 30, 2014, respectively, and $3.8 million and $9.2 million for the quarter end nine months ended September 30, 2013, respectively.

Income Taxes

Our interest in District Energy was sold on August 21, 2014. For tax purposes, a gain of $30.4 million will be recognized, yielding a federal capital gain tax of $10.6 million, which will be fully offset by our NOLs.

The solar and wind power generation facilities within CP&E are held in various LLCs and treated as partnerships for income tax purposes. For 2014, MIC expects its allocated share of the taxable loss from these projects currently in operations to be approximately $948,000. The business’ federal taxable income differs from book income primarily as a result of differences in the depreciation of fixed assets.

Results of Operations: Corporate and Other

The financial results below reflect Corporate and Other’s performance during the periods below.

	Quarter Ended September 30,		Change Favorable/ (Unfavorable)		Nine Months Ended September 30,		Change Favorable/ (Unfavorable)
	2014	2013			2014	2013
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Base management fees	13,915	8,336	(5,579)	(66.9)	32,444	23,524	(8,920)	(37.9)
Performance fees	116,586	6,906	(109,680)	NM	121,546	53,388	(68,158)	(127.7)
Selling, general and administrative expenses	8,860	1,278	(7,582)	NM	12,139	4,987	(7,152)	(143.4)
Operating loss	(139,361)	(16,520)	(122,841)	NM	(166,129)	(81,899)	(84,230)	(102.8)
Interest (expense) income, net(1)	(2,727)	22	(2,749)	NM	(2,658)	152	(2,810)	NM
Gain from acquisition/divestiture of businesses(2)	1,027,054	—	1,027,054	NM	1,027,054	—	1,027,054	NM
Other expense	—	—	—	—	—	(16)	16	100.0
Benefit for income taxes	73,305	4,104	69,201	NM	77,438	22,409	55,029	NM
Noncontrolling interest	(493)	(1,678)	1,185	70.6	(1,428)	(2,157)	729	33.8
Net income (loss)(3)	957,778	(14,072)	971,850	NM	934,277	(61,511)	995,788	NM
Reconciliation of net income (loss) to EBITDA excluding non-cash items and cash used in operating activities to Free Cash Flow:
Net income (loss)(3)	957,778	(14,072)			934,277	(61,511)
Interest expense (income), net(1)	2,727	(22)			2,658	(152)
Benefit for income taxes	(73,305)	(4,104)			(77,438)	(22,409)
Base management fees to be settled/settled in shares	13,915	8,336			32,444	23,524
Performance fees to be settled/settled in cash/shares	116,586	6,906			121,546	53,388
Gain from acquisition/divestiture of businesses(2)	(1,027,181)	—			(1,027,181)	—
Other non-cash expense	681	1,862			1,991	2,697
EBITDA excluding non-cash items	(8,799)	(1,094)	(7,705)	NM	(11,703)	(4,463)	(7,240)	(162.2)
EBITDA excluding non-cash items	(8,799)	(1,094)			(11,703)	(4,463)
Interest (expense) income, net(1)	(2,727)	22			(2,658)	152
Amortization of debt financing costs(1)	457	—			457	—
Benefit for income taxes, net of changes in deferred taxes	(3,939)	218			601	7,661
Changes in working capital	6,478	6			2,990	(7,668)
Cash used in operating activities	(8,530)	(848)			(10,313)	(4,318)
Changes in working capital	(6,478)	(6)			(2,990)	7,668
Free cash flow	(15,008)	(854)	(14,154)	NM	(13,303)	3,350	(16,653)	NM

NM — Not meaningful

(1)	Interest (expense) income, net, includes adjustments to non-cash amortization of deferred financing fees.
(2)	Represents the gain from the remeasuring to fair value of our previous 50% ownership of IMTT and the gain recognized on the sale of the district energy business. See “Results of Operations — Consolidated” for further discussions.
(3)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.

Summary of Our Proportionately Combined Results

As a result of our acquisition in July of the 50% of IMTT that we did not previously own, we intend to discuss the performance of our businesses on a consolidated basis in this and subsequent periods. Until such time as we are able to report exclusively on a consolidated basis however, we will continue to rely on proportionately combined metrics including, gross profit, EBITDA excluding non-cash items, cash interest, cash taxes, maintenance capital expenditures, Free Cash Flow, Free Cash Flow per share, growth capital expenditures and net debt, some of which are used in this Form 10-Q, that we believe provide our investors and management with additional insight into our financial results and the cash generated as a function of our varied ownership interest in our businesses and investments. When we refer to the proportionately combined net debt and resultant leverage ratios, we exclude net debt associated with CP&E as the capital structure of that business is more project finance related and the size of that reporting segment, on a proportionately combined basis, is minimal. Given the nature of the businesses we own and our varied ownership levels of these businesses, management believes that GAAP measures such as net income and cash from operating activities do not fully reflect all of the items that our management considers in assessing the amount of cash generated by our ownership interest in our businesses and investments.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for further information for each of our businesses and Corporate and Other segment to see a reconciliation of EBITDA excluding non-cash to net income (loss), its closest comparable GAAP measure, and see reconciliation of Free Cash Flow to cash provided by (used in) operating activities, its closest comparable GAAP measure ($ in thousands) (unaudited).

	For the Quarter Ended September 30, 2014							IMTT 100%(5)	Contracted Power and Energy 100%
	IMTT 50%(1)	IMTT 100%(2)	Hawaii Gas	Atlantic Aviation	Contracted Power and Energy(3)	MIC Corporate	Proportionately Combined(4)
Gross profit	4,708	63,414	17,748	93,437	4,998	N/A	184,305	72,830	7,748
EBITDA excluding non-cash items	4,258	52,836	13,189	44,285	4,316	(8,799)	110,085	61,352	7,546
Free cash flow	(6,203)	26,367	8,546	33,762	2,435	(15,008)	49,899	13,962	4,645

	For the Quarter Ended September 30, 2013						IMTT 100%(5)	Contracted Power and Energy 100%
	IMTT 50%(1)	Hawaii Gas	Atlantic Aviation	Contracted Power and Energy(3)	MIC Corporate	Proportionately Combined(4)
Gross profit	35,438	17,239	82,645	4,430	N/A	139,752	70,875	8,136
EBITDA excluding non-cash items	31,810	12,879	38,306	3,166	(1,094)	85,067	63,620	7,476
Free cash flow	16,581	9,154	30,774	1,392	(854)	57,047	33,162	4,261

Summary of Our Proportionately Combined Results – (continued)

	For the Nine Months Ended September 30, 2014							IMTT 100%(5)	Contracted Power and Energy 100%
	IMTT 50%(1)	IMTT 100%(2)	Hawaii Gas	Atlantic Aviation	Contracted Power and Energy(3)	MIC Corporate	Proportionately Combined(4)
Gross profit	85,727	63,414	57,120	267,106	14,245	N/A	487,612	234,867	22,558
EBITDA excluding non-cash items	78,712	52,836	43,160	123,737	12,738	(11,703)	299,480	210,260	22,066
Free cash flow	31,324	26,367	24,962	95,993	6,175	(13,303)	171,518	89,015	11,468

	For the Nine Months Ended September 30, 2013						IMTT 100%(5)	Contracted Power and Energy 100%
	IMTT 50%(1)	Hawaii Gas	Atlantic Aviation	Contracted Power and Energy(3)	MIC Corporate	Proportionately Combined(4)
Gross profit	109,756	54,803	240,118	10,473	N/A	415,150	219,511	19,325
EBITDA excluding non-cash items	98,552	40,005	109,169	9,172	(4,463)	252,435	197,104	19,367
Free cash flow	45,926	25,583	85,761	5,052	3,350	165,672	91,851	11,671

N/A — Not applicable.

(1)	Our proportionate interest in IMTT prior to the acquisition of the remaining 50% interest on July 16, 2014.
(2)	Represents our 100% ownership interest in IMTT subsequent to July 16, 2014.
(3)	Proportionately combined Free Cash Flow for Contracted Power and Energy is equal to MIC’s controlling ownership interest in its solar and wind power generation businesses and the district energy business, up to August 21, 2014, date of sale.
(4)	Proportionately combined Free Cash Flow is equal to the sum of Free Cash Flow attributable to MIC’s ownership interest in each of its operating businesses and MIC Corporate.
(5)	Represents 100% of IMTT as a stand-alone business.

Liquidity and Capital Resources

Consolidated

Our primary cash requirements include normal operating expenses, debt service, debt principal payments, payments of dividends and capital expenditures. Our primary source of cash is operating activities, although we may draw on credit facilities for capital expenditures, issue additional shares or sell assets to generate cash. Cash raised during the July of 2014 public offerings of shares and convertible senior notes that was not used to fund the IMTT Acquisition is available for general corporate purposes.

We use revolving credit facilities at each of our operating companies and the holding company as cash management tools thereby reducing both our cash balances and cash interest expense while maintaining access to sufficient liquidity to meet future requirements, including servicing long-term debt obligations and making distributions to MIC. We base our assessment of the sufficiency of the liquidity and capital resources on the assumptions that:

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

In July of 2014, we entered into a senior secured revolving credit facility with a syndicate of banks. The senior secured revolving credit facility provides for a five-year, $250.0 million first lien revolving credit facility that bears interest at LIBOR plus 1.75% at October 29, 2014. The senior secured revolving credit facility contains customary covenants including, among others, a financial covenant based on a ratio of cash flow available for debt service to net cash interest expense. The Company’s obligations under the senior secured credit facility are guaranteed by MIC Inc. The senior secured revolving credit facility was undrawn at October 29, 2014. Along with undrawn amounts on facilities at our businesses and other liquid resources, drawings on the revolving credit facility are available to fund growth projects and acquisitions by our existing businesses.

Our financing strategy involves ensuring that our holding company and our operating businesses maintain appropriate liquidity and access to capital markets, managing our net exposure to floating interest rate volatility, and maintaining a balanced spectrum of debt maturities. Within these parameters, we seek to optimize our borrowing costs and the terms and covenants of our debt facilities.

The section below discusses our sources and uses of cash on a consolidated basis and for each of our businesses and investments. All intercompany activities such as corporate allocations, capital contributions to our businesses and distributions from our businesses have been excluded from the tables as these transactions are eliminated in consolidation.

Analysis of Consolidated Historical Cash Flows from Operations

	Nine Months Ended September 30,		Change Favorable/ (Unfavorable)
	2014	2013
($ In Thousands)	$	$	$	%
Cash provided by operating activities	194,363	127,760	66,603	52.1
Cash used in investing activities	(945,690)	(66,037)	(879,653)	NM
Cash provided by (used in) financing activities	555,374	(120,056)	675,430	NM

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

Liquidity and Capital Resources: Consolidated – (continued)

The increase in consolidated cash provided by operating activities for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013 was primarily due to:

•	the consolidation of IMTT on July 16, 2014;
•	payments from a restricted cash account for the completion of construction for projects and a payment into restricted cash during 2013 at our CP&E segment;
•	improved operating results offset by higher cash interest paid at Atlantic Aviation; and
•	increased cash distribution received and the timing of fourth quarter cash distributions received from IMTT classified as cash from operating activities.

Through July 15, 2014, distributions from IMTT are reflected in our consolidated cash provided by operating activities only up to our cumulative 50% share of IMTT’s earnings recorded since our investment in IMTT. Cumulative distributions in excess of this are reflected in our consolidated cash from investing activities as a return of investment in unconsolidated business. After the IMTT Acquisition on July 16, 2014, distributions from IMTT are eliminated upon consolidation, as IMTT is part of the consolidated results.

Investing Activities

The increase in consolidated cash used in investing activities for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013 was primarily due to:

•	IMTT Acquisition that closed on July 16, 2014;
•	Galaxy Acquisitions that closed on April 30, 2014;
•	investments in interests in two wind power generation facilities during the third quarter of 2014;
•	increase in capital expenditures, primarily due to the consolidation of IMTT and increase in growth capital expenditures at Atlantic Aviation; partially offset by
•	proceeds from the sale of district energy business; and
•	distributions received from IMTT classified as a return of investment in unconsolidated business prior to the IMTT Acquisition.

Growth Capital Expenditure Outlook

We continuously evaluate opportunities to deploy growth capital in our existing businesses and in new lines of business. Some of these opportunities are organic in nature, such as building new storage tanks, investing in supply-chain logistics such as fuel and feedstock storage or building or improving aircraft hangars.

We also evaluate opportunities to acquire additional businesses or assets that we believe could enhance our existing businesses. These opportunities may be relatively significant, such as our recent acquisition of the 50% of IMTT we did not already own and our acquisition of the Galaxy FBO chain or they may be important but not individually significant.

Additionally, we evaluate opportunities to acquire businesses or assets that would comprise a new line of business for us.

Liquidity and Capital Resources: Consolidated – (continued)

We have a backlog of growth capital projects that we are completing and/or intend to complete. We consider growth capital projects to be part of our backlog when we have committed to the deployment of capital for the underlying project, and have, where relevant, received all requisite approvals/authorizations for the deployment of such capital. The inclusion of a project in our backlog of growth capital projects does not guarantee that the project will commence, be completed or ultimately generate revenues. Our backlog as of September 30, 2014, consists of projects involving total incremental capital expenditures of approximately $125.0 million. We anticipate deploying approximately $55.0 million in calendar 2014 and have deployed approximately $47.0 million through September 30, 2014.

Financing Activities

The change from consolidated cash used in financing activities for the nine months ended September 30, 2013 compared to cash provided by financing activities for the nine months ended September 30, 2014 is primarily due to:

•	increase in cash proceeds, net of fees, from the July of 2014 equity offering and convertible senior notes offering to partially fund the IMTT Acquisition, compared with the May of 2013 equity offering to refinance the term loan at Atlantic Aviation; partially offset by
•	increase in dividends paid to shareholders and the timing of the fourth quarter dividend for 2013 and 2012. The payment of the dividend for the fourth quarter of 2012 was accelerated and made during that quarter, whereas the dividend payment for the fourth quarter of 2013 was made in the first quarter of 2014, as is customary;
•	increase distributions paid to noncontrolling interest, primarily from the proceeds from the district energy business sale;
•	net increase in debt repayments during 2014; and
•	contribution from noncontrolling interests for our solar power generation facilities during 2013.

See below for further description of the cash flows related to our businesses.

Liquidity and Capital Resources: IMTT

The following analysis represents 100% of the cash flows of IMTT. We believe this is the most appropriate and meaningful approach to discussion of the historical cash flow trends of IMTT. Subsequent to our acquisition of the remaining interest in IMTT on July 16, 2014, we consolidate IMTT and the business is considered a reportable segment. Prior to July 16, 2014, we accounted for our 50% ownership of IMTT using the equity method of accounting.

	Nine Months Ended September 30,		Change Favorable/ (Unfavorable)
	2014	2013
($ In Thousands)	$	$	$	%
Cash provided by operating activities	123,688	156,399	(32,711)	(20.9)
Cash used in investing activities	(87,549)	(120,065)	32,516	27.1
Cash used in financing activities	(220,664)	(37,737)	(182,927)	NM

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

Cash provided by operating activities decreased for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013, primarily as a result of:

•	a $20.0 million contribution to the IMTT pension fund made in the quarter ended September 30, 2014 as a condition of the IMTT Acquisition; and
•	higher taxes paid; partially offset by
•	improved operating results.

Investing Activities

Cash used in investing activities primarily relates to capital expenditures which were lower for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013. Total cash capital expenditures decreased from $119.7 million for the nine months ended September 30, 2013 to $87.2 million for the nine months ended September 30, 2014. Total capital expenditures, on an accrual basis, decreased from $98.2 million for the nine months ended September 30, 2013 to $76.9 million for the nine months ended September 30, 2014.

Capital Expenditures

During the nine months ended September 30, 2014 and 2013, IMTT incurred $37.4 million and $60.5 million, respectively, on maintenance and environmental capital expenditures. Of the $60.5 million spent for the nine months ended September 30, 2013, $16.4 million was associated with repairs to the Bayonne terminal as a result of damage from Hurricane Sandy.

Liquidity and Capital Resources: IMTT – (continued)

IMTT incurred growth capital expenditures of $39.5 million and $37.7 million for the nine months ended September 30, 2014 and 2013, respectively. At September 30, 2014, IMTT has growth projects underway with a total cost of $98.0 million including $27.3 million of support infrastructure projects. To date, $36.2 million has been spent on these projects. These projects are anticipated to generate $12.9 million of annualized gross profit and EBITDA of which $2.8 million is already being generated. The anticipated gross profit and EBITDA generation is outlined below, excluding the amount already being generated.

	Anticipated Incremental Gross Profit/EBITDA	Anticipated Cumulative Gross Profit/EBITDA
2014	$1.5 million	$1.5 million
2015	5.9 million	7.4 million
2016	1.8 million	9.2 million
2017	0.9 million	10.1 million

IMTT management has been reviewing a significant pipeline of expansion projects of which it is actively considering projects of over $100.0 million. Returns on these projects are anticipated to be in line with historical levels. The prudent deployment of growth capital in IMTT is a high priority for us.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013 reflects a temporarily lower average drawn balance under the revolving credit agreement with cash from MIC as a part of its revised cash management process.

At September 30, 2014, the balance on IMTT’s total debt facilities was $797.9 million. This consisted of $336.3 million in letter of credit backed tax-exempt bonds, $175.7 million in bank owned tax-exempt bonds, $264.3 million in revolving credit facilities and $21.6 million in the Coleman Family Voting Trust loans. The weighted average interest rate of the outstanding debt facilities, including any interest rate swaps and fees associated with outstanding letters of credit was 4.56%. Cash interest paid was $30.5 million and $30.6 million for the nine months ended September 30, 2014 and 2013, respectively.

The financial covenant requirements under IMTT’s revolving credit facility, and the calculation of these measures at September 30, 2014, were as follows:

•	Leverage Ratio < 5.00x (default threshold). The ratio at September 30, 2014 was 2.88x.
•	Interest Coverage Ratio > 3.00x (default threshold). The ratio at September 30, 2014 was 6.17x.

Excess cash at MIC has been used to pay down IMTT’s revolving credit facility as mentioned above. At September 30, 2014, IMTT’s leverage ratio, as defined by the IMTT revolving credit agreement, was below 3.00x resulting in the applicable margin on IMTT’s debt interest declining 0.25% to 1.75%. This reduced margin will not take effect until after September 30, 2014 and will be reviewed again at the end of the quarter ending December 31, 2014.

For a description of the material terms of IMTT’s credit facilities, see Note 7, “Long-Term Debt”, in our consolidated condensed financial statements in “Financial Information” in Part I of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources: Hawaii Gas

	Nine Months Ended September 30,		Change Favorable/ (Unfavorable)
	2014	2013
($ In Thousands)	$	$	$	%
Cash provided by operating activities	28,500	27,110	1,390	5.1
Cash used in investing activities	(12,331)	(15,389)	3,058	19.9
Cash used in financing activities	—	(103)	103	100.0

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

The increase in cash provided by operating activities for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013 was driven primarily by the timing of shipments of LPG, partially offset by a discretionary pension contribution.

Investing Activities

Cash used in investing activities is composed primarily of capital expenditures. Capital expenditures are funded by cash from operating activities as well as drawing on credit facilities.

The following table sets forth information about capital expenditures at Hawaii Gas ($ in thousands):

	Maintenance	Growth
Nine months ended September 30, 2014, accrual basis	$5,612	$5,907
Change in accrued capital expenditure balance from December 31, 2013	1,370	(536)
Nine months ended September 30, 2014, cash basis	$6,982	$5,371
Nine months ended September 30, 2013, accrual basis	$5,337	$9,093
Change in accrued capital expenditure balance from December 31, 2012	671	301
Nine months ended September 30, 2013, cash basis	$6,008	$9,394

Capital Expenditures

Maintenance capital expenditures for the nine months ended September 30, 2014 increased compared with the nine months ended September 30, 2013 due to the timing of replacement vehicle purchases, partially offset by a reduction in facility projects. Growth capital expenditures for the nine months ended September 30, 2014 decreased compared with the nine months ended September 30, 2013 driven mainly by storage expansion projects in 2013.

On October 16, 2014, Hawaii Gas filed an application with the HPUC indicating its intent to spend approximately $12.8 million in its utility business for a smaller-scale containerized LNG import project to provide natural gas as a replacement for up to 30% of SNG demand. Regular deliveries of containerized LNG are expected to commence by late 2015.

Financing Activities

The main drivers of cash provided by financing activities are drawings on facilities for capital expenditures and working capital needs. At September 30, 2014, the balance on the business’ debt facilities consisted of $180.0 million in term loan and senior secured note borrowings. The revolving credit facility remained undrawn at September 30, 2014. During the first quarter of 2013, the business borrowed $20.0 million from its revolving credit facility for working capital requirements related to imports on foreign LPG cargos and to fund a portion of its capital expenditures. The full amount was repaid during the second quarter of 2013.

The weighted average interest rate of the outstanding debt facilities, including the interest rate swap, was 3.63% at September 30, 2014. Cash interest paid was $6.1 million and $6.2 million for the nine months ended September 30, 2014 and 2013, respectively.

Liquidity and Capital Resources: Hawaii Gas – (continued)

The financial covenants precluding distributions under each of the business’ credit facilities discussed above are as follows:

•	12 month backward interest coverage ratio less than 3.0x; and
•	Leverage ratio (total indebtedness to capitalization ratio) for any fiscal quarter greater than 65.0%.

At September 30, 2014, the 12 month backward interest coverage ratio was 8.73x at the holding company and 13.11x at the operating company. The leverage ratio at September 30, 2014 was 61.99% at the holding company and 34.56% at the operating company.

Additionally, the HPUC requires the consolidated debt to total capital for the holding company to be less than 65% and that $20.0 million in cash resources be readily available at Hawaii Gas or MIC. At September 30, 2014, the debt to total capital ratio was 61.99% and $20.0 million in cash resources was readily available.

For a description of the material terms of Hawaii Gas’s credit facilities, see Note 9 “Long-Term Debt” in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Liquidity and Capital Resources: Atlantic Aviation

	Nine Months Ended September 30,		Change Favorable/ (Unfavorable)
	2014	2013
($ In Thousands)	$	$	$	%
Cash provided by operating activities	103,528	92,293	11,235	12.2
Cash used in investing activities	(258,039)	(16,204)	(241,835)	NM
Cash provided by (used in) financing activities(1)	91,680	(277,450)	369,130	133.0

NM — Not meaningful

(1)	During the quarter ended June 30, 2014, we provided Atlantic Aviation with a capital contribution of $119.0 million to partially fund the Galaxy Acquisitions. For the quarter ended June 30, 2013, we provided Atlantic Aviation with a capital contribution of $237.0 million to partially repay the term loan debt. These contributions have been excluded from the above table as they are eliminated in consolidation.

Operating Activities

Cash provided by operating activities at Atlantic Aviation is generated from sales transactions primarily paid with credit cards. Some customers are provided extended payment terms and are billed accordingly. Cash used in operating activities is mainly for payments to vendors of fuel and professional services, as well as payroll costs and payments to tax jurisdictions.

Cash provided by operating activities increased during the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013 primarily due to:

•	improved operating results including contribution from acquired FBOs; and
•	lower state taxes paid; partially offset by
•	higher average cost of debt.

Investing Activities

Cash used in investing activities relates primarily to cash used for acquisitions and capital expenditures. Cash provided by investing activities relates primarily to proceeds from the sale of FBOs. Cash used in investing activities increased during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to the Galaxy Acquisitions.

Liquidity and Capital Resources: Atlantic Aviation – (continued)

The following table sets forth information about capital expenditures at Atlantic Aviation ($ in thousands):

	Maintenance	Growth
Nine months ended September 30, 2014, accrual basis	$4,610	$24,509
Change in accrued capital expenditure balance from December 31, 2013	(230)	(1,832)
Nine months ended September 30, 2014, cash basis	$4,380	$22,677
Nine months ended September 30, 2013, accrual basis	$5,248	$11,371
Change in accrued capital expenditure balance from December 31, 2012	250	(614)
Nine months ended September 30, 2013, cash basis	$5,498	$10,757

Capital Expenditures

Maintenance capital expenditures were lower for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013 due to replacement of equipment at existing locations and increased investments in FBO and information technology incurred during the first quarter of 2013.

Growth capital expenditures incurred during the nine months ended September 30, 2014 related primarily to facility upgrades that are intended to improve the capabilities and amenities of these facilities and investments in fuel supply chain logistics. Atlantic Aviation expects an increase in growth capital expenditures from 2013 to 2014, primarily due to the purchase of fuel supply chain logistics assets, the construction of hangars and remodeling of certain facilities to upgrade their capabilities and attain lease extensions.

Financing Activities

The change from cash used in financing activities for the nine months ended September 30, 2013 to cash provided by financing activities for the nine months ended September 30, 2014 is primarily due to larger net payments on the principal balance of the term loan debt during the nine months ended September 30, 2013 of $262.0 million compared with net proceeds of $95.6 million for the nine months ended September 30, 2014. At September 30, 2014, Atlantic Aviation’s had total debt outstanding of $613.0 million composed of $608.2 million of senior secured, first lien term loan facilities and $4.8 million of stand-alone debt facilities used to fund construction of certain FBOs. Atlantic Aviation also has a $70.0 million senior secured, first lien revolving credit facility which is currently undrawn. This revolving credit facility matures in May of 2018. The current weighted average interest rate of all outstanding debt facilities, including interest rate swaps, is 4.63%. Cash interest paid was $20.6 million and $12.7 million for the nine months ended September 30, 2014 and 2013, respectively.

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

At September 30, 2014, Atlantic Aviation’s net debt to adjusted EBITDA was 3.48x (versus a covenant of 4.75x). For a description of the material terms of Atlantic Aviation’s credit facilities, see Note 9, “Long-Term Debt”, in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Liquidity and Capital Resources: Contracted Power and Energy

The financial results discussed below reflect 100% of our solar and wind power generation performance during the periods presented below, rather than our interests in these projects. The financial results discussed below also reflect 100% of the district energy business’ performance through August 21, 2014, the date when we completed the sale of the business.

	Nine Months Ended September 30,		Change Favorable/ (Unfavorable)
	2014	2013
($ In Thousands)	$	$	$	%
Cash provided by (used in) operating activities	36,190	(6,350)	42,540	NM
Cash provided by (used in) investing activities	227,688	(34,444)	262,132	NM
Cash (used in) provided by financing activities	(159,626)	24,157	(183,783)	NM

NM — Not meaningful

Operating Activities

Cash provided by operating activities is driven primarily by revenue collected from PPAs, customer contracts for products and services provided and leased equipment payments received (including non-revenue lease principal). The change in cash provided by operating activities is primarily a result of payments from a restricted cash account for the completion of construction for projects and a payment into restricted cash during 2013 and increase in results from full year operations of all solar power generation facilities and partial year results from wind power generation facilities acquired during the third quarter of 2014.

Investing Activities

Cash used in investing activities is mainly comprised of growth capital expenditures to construct solar projects, which are generally funded by drawing on construction loans and equity contributions from MIC and/or its co-investor. We do not expect to incur substantial capital expenditures at our solar sites following construction as most upgrades, replenishments and repairs are covered under the operations and maintenance (“O&M”) contract.

The change from cash used in investing activities for the nine months ended September 30, 2013 to cash provided by investing activities for the nine months ended September 30, 2014 is primarily due to the net proceeds from sale of district energy business during August of 2014 and the decrease in growth capital expenditures to construct solar projects for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013. This is offset by cash used in investing activities for the acquisition of interest in wind generation facilities during the quarter ended September 30, 2014.

The following table sets forth information about capital expenditures at CP&E ($ in thousands):

	Maintenance	Growth
Nine months ended September 30, 2014, accrual basis	$736	$2,356
Change in accrued capital expenditure balance from December 31, 2013	220	11,850
Nine months ended September 30, 2014, cash basis	$956	$14,206
Nine months ended September 30, 2013, accrual basis	$312	$28,388
Change in accrued capital expenditure balance from December 31, 2012	147	(9,069)
Nine months ended September 30, 2013, cash basis	$459	$19,319

Financing Activities

The change from cash provided by financing activities for the nine months ended September 30, 2013 to cash used in financing activities for the nine months ended September 30, 2014 is primarily due to the repayment of the outstanding debt balance at the district energy business using the proceeds from the sale and increased distributions to noncontrolling interest. For the nine months ended September 30, 2013, the solar power generation business received capital contribution from noncontrolling interest that did not recur this period.

Liquidity and Capital Resources: Contracted Power and Energy – (continued)

Each of the five solar projects is financed individually with non-recourse debt. At September 30, 2014, the outstanding balance on term loan debt at the five combined solar projects was $139.9 million with a weighted average interest rate of 4.67%. During the first quarter of 2014, three solar projects converted construction loans to term loans with fixed interest rates and maturities ranging from 20 – 23 years. The wind power generation facility acquired during July of 2014 does not have debt outstanding. All of the CP&E credit facilities were compliant with their respective covenants at September 30, 2014. Cash interest paid at CP&E for the nine months ended September 30, 2014 and 2013 was $9.9 million and $9.2 million, respectively.

For a description of the material terms of CP&E’s credit facilities, see Note 9, “Long-Term Debt”, in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Commitments and Contingencies

During the nine months ended September 30, 2014, Atlantic Aviation entered into a joinder agreement that provided the business with an incremental term loan facility of $100.0 million on the same terms as its existing term loan facility. The interest rate on this term loan facility floats at LIBOR plus 2.50%, with a LIBOR floor of 0.75%. The incremental term loan was fully drawn on April 30, 2014. Effective May 30, 2014, Atlantic Aviation entered into an interest rate swap that expires on July 31, 2019. This interest rate swap effectively fixes the interest rate on the incremental term loan facility at 4.399%.

Except as noted above, at September 30, 2014, there had been no material changes in our commitments and contingencies compared with our commitments and contingencies at December 31, 2013. At September 30, 2014, we did not have any material purchase obligations. For a discussion of our other future obligations, due by period, under the various contractual obligations, off-balance sheet arrangements and commitments, please see “Liquidity and Capital Resources — Commitments and Contingencies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on February 19, 2014.

At September 30, 2014, we did not have any material reserves for contingencies. We have other contingencies occurring in the normal course of business, including pending legal and administrative proceedings that are not reflected at this time as they are not ascertainable.

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

Critical Accounting Policies and Estimates – (continued)

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

If an entity concludes that it is more likely than not that the fair value of reporting unit is less than its carrying amount, it needs to perform the two-step impairment test. This requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values, which included the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared with its corresponding carrying value. Hawaii Gas, Atlantic Aviation and IMTT are separate reporting units for purposes of this analysis. The impairment test for trademarks, which are not amortized, requires the determination of the fair value of such assets. If the fair value of the trademarks are less than their carrying value, an impairment loss is recognized in an amount equal to the difference. We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and/or intangible assets. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or material negative change in relationship with significant customers.

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

Critical Accounting Policies and Estimates – (continued)

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

Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Our exposure to market risk has not changed materially since February 19, 2014, the filing date for our Annual Report on Form 10-K.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control Over Financial Reporting

On July 16, 2014, we completed the acquisition of the remaining 50% interest in IMTT that we did not previously own and consolidated the financial results of IMTT effective as of such date. Prior to the acquisition, we had a 50% investment in IMTT, which was accounted for under the equity method, and we did not directly manage the day to day operations of IMTT. The Company is evaluating changes to processes, information technology systems and other components of internal controls over financial reporting as part of its ongoing integration activities, and as a result, controls will be periodically changed. See Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 4 “Acquisitions and Disposition,” in our consolidated condensed financial statements, for a discussion of the acquisition and related financial data. There have not been any other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED BALANCE SHEETS
($ in Thousands, Except Share Data)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,344	$233,373
Restricted cash	24,209	51,884
Accounts receivable, less allowance for doubtful accounts of $1,188 and $953, respectively	98,048	60,823
Inventories	32,476	25,834
Prepaid expenses	8,895	10,132
Deferred income taxes	13,437	6,197
Equipment lease receivables current	—	8,515
Other	42,898	9,792
Total current assets	257,307	406,550
Property, equipment, land and leasehold improvements, net	3,216,061	854,169
Equipment lease receivables non-current	—	16,155
Investment in unconsolidated business	21,306	83,703
Goodwill	1,929,220	514,494
Intangible assets, net	890,113	592,850
Deferred financing costs, net of accumulated amortization	46,304	22,740
Other	17,287	10,204
Total assets	$6,377,598	$2,500,865
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Due to manager-related party	$121,505	$3,032
Accounts payable	52,530	28,850
Accrued expenses	87,329	42,713
Current portion of long-term debt	19,954	163,083
Fair value of derivative instruments	26,734	13,027
Other	29,681	20,747
Total current liabilities	337,733	271,452
Long-term debt, net of current portion	2,060,817	831,027
Deferred income taxes	916,889	189,719
Fair value of derivative instruments	20,349	—
Other	99,702	55,399
Total liabilities	3,435,490	1,347,597
Commitments and contingencies	—	—
Members’ equity:
LLC interests, or shares, no par value; 500,000,000 authorized; 70,133,479 shares issued and outstanding at September 30, 2014 and 56,295,595 shares issued and outstanding at December 31, 2013	1,946,331	1,226,733
Additional paid in capital	21,447	21,447
Accumulated other comprehensive loss	(4,475)	(8,445)
Retained earnings (accumulated deficit)	823,552	(197,507)
Total members’ equity	2,786,855	1,042,228
Noncontrolling interests	155,253	111,040
Total equity	2,942,108	1,153,268
Total liabilities and equity	$6,377,598	$2,500,865

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
($ in Thousands, Except Share and Per Share Data)

	Quarter Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenue
Service revenue	$317,915	$198,784	$725,623	$577,458
Product revenue	70,344	64,118	218,317	200,255
Financing and equipment lease income	379	817	1,836	2,779
Total revenue	388,638	263,719	945,776	780,492
Costs and expenses
Cost of services	158,476	111,074	386,927	326,904
Cost of product sales	47,815	44,626	148,651	139,343
Selling, general and administrative	77,497	53,669	189,797	154,998
Fees to manager-related party	130,501	15,242	153,990	76,912
Depreciation	35,958	10,039	60,540	28,730
Amortization of intangibles	11,369	8,618	29,590	25,866
Loss from customer contract termination	1,269	—	1,269	1,626
Loss on disposal of assets	20	50	886	226
Total operating expenses	462,905	243,318	971,650	754,605
Operating (loss) income	(74,267)	20,401	(25,874)	25,887
Other income (expense)
Dividend income	257	—	257	—
Interest income	10	39	105	182
Interest expense(1)	(16,566)	(15,767)	(48,522)	(31,190)
Loss on extinguishment of debt	(90)	—	(90)	(2,472)
Equity in earnings and amortization charges of investee	993	8,576	26,079	30,327
Gain from acquisition/divestiture of businesses(2)	1,027,054	—	1,027,054	—
Other income, net	821	829	3,078	514
Net income before income taxes	938,212	14,078	982,087	23,248
Benefit (provision) for income taxes(3)	52,462	(5,829)	38,491	(9,241)
Net income	$990,674	$8,249	$1,020,578	$14,007
Less: net loss attributable to noncontrolling interests	(319)	(2,158)	(481)	(1,423)
Net income attributable to MIC LLC	$990,993	$10,407	$1,021,059	$15,430
Basic income per share attributable to MIC LLC	$14.57	$0.20	$16.92	$0.31
Weighted average number of shares outstanding: basic	68,005,171	53,043,185	60,354,086	50,525,617
Diluted income per share attributable to MIC LLC	$13.87	$0.20	$16.61	$0.31
Weighted average number of shares outstanding: diluted	71,517,497	53,056,095	61,546,181	50,541,513
Cash dividends declared per share	$0.98	$0.875	$2.8675	$2.4375

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS – (continued)
(Unaudited)
($ in Thousands, Except Share and Per Share Data)

(1)	Interest expense includes gains on derivative instruments of $820,000 and losses of $13.1 million for the quarter and nine months ended September 30, 2014, respectively, of which net losses of $348,000 and $856,000, respectively, were reclassified from accumulated other comprehensive loss. For the quarter and nine months ended September 30, 2013, interest expense includes losses on derivative instruments of $8.0 million and $9.6 million, respectively, of which net losses of $344,000 and $1.2 million, respectively, were reclassified from accumulated other comprehensive loss.
(2)	Gain from acquisition/divestiture of businesses represents the gain of $948.1 million from IMTT Acquisition from the remeasuring to fair value of the Company’s previous 50% ownership interest and the gain of $78.9 million from the sale of the Company's interest in the district energy business. See Note 4, “Acquisitions and Disposition” for further discussion.
(3)	Includes $138,000 and $340,000 of benefit for income taxes from accumulated other comprehensive loss reclassifications for the quarter and nine months ended September 30, 2014, respectively. For the quarter and nine months ended September 30, 2013, benefit for income taxes includes $137,000 and $463,000 from accumulated other comprehensive loss reclassifications, respectively.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
($ in Thousands)

	Quarter Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income	$990,674	$8,249	$1,020,578	$14,007
Other comprehensive income, net of taxes:
Reclassification of realized losses of derivatives into earnings(1)	315	217	636	733
Change in post-retirement benefit plans(2)	4,219	—	4,219	—
Translation adjustment(3)	(991)	—	(987)	—
Other comprehensive income	3,543	217	3,868	733
Comprehensive income	$994,217	$8,466	$1,024,446	$14,740
Less: comprehensive loss attributable to noncontrolling interests	(574)	(2,054)	(583)	(1,072)
Comprehensive income attributable to MIC LLC	$994,791	$10,520	$1,025,029	$15,812

(1)	Reclassification of realized losses of derivatives is composed of (i) pre-tax derivative losses into interest expense of $348,000 and $856,000, respectively, and the related tax benefit of $138,000 and $340,000, respectively, recorded in the consolidated condensed statements of operations; and (ii) pre-tax derivative losses of $162,000 and $185,000, respectively, as an adjustment to investment in unconsolidated business, and an adjustment to deferred taxes of $57,000 and $65,000, respectively, recorded in the consolidated condensed balance sheet for the quarter and nine months ended September 30, 2014, respectively. For the quarter and nine months ended September 30, 2013, reclassification of realized losses of derivatives is composed of (i) pre-tax derivative losses into interest expense of $344,000 and $1.2 million, respectively, and the related tax benefit of $137,000 and $463,000, respectively, recorded in the consolidated condensed statements of operations; and (ii) pre-tax derivative losses of $15,000 and $47,000, respectively, as an adjustment to investment in unconsolidated business, and an adjustment to deferred taxes of $5,000 and $16,000, respectively, recorded in the consolidated condensed balance sheet. See Note 9, “Members' Equity” for further discussions.
(2)	Change in post-retirement benefit plans is presented net of taxes of $2.3 million for the quarter and nine months ended September 30, 2014. See Note 9, “Members' Equity” for further discussions.
(3)	Translation adjustment is presented net of taxes of $407,000 and $405,000 for the quarter and nine months ended September 30, 2014, respectively. See Note 9, “Members' Equity” for further discussions.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in Thousands)

	Nine Months Ended
	September 30, 2014	September 30, 2013
Operating activities
Net income	$1,020,578	$14,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	64,914	33,751
Amortization of intangible assets	29,590	25,866
Loss on disposal of assets	822	106
Loss from customer contract termination	1,269	1,626
Equity in earnings and amortization charges of investee	(26,079)	(30,327)
Equity distributions from investee	25,086	19,025
Gain from acquisition/divestiture of businesses	(1,027,181)	—
Amortization of debt financing costs	4,467	2,892
Loss on extinguishment of debt	90	2,434
Adjustments to derivative instruments	(3,937)	1,160
Base management fees to be settled/settled in shares	32,444	23,524
Performance fees to be settled/settled in shares	56,546	53,388
Equipment lease receivable, net	2,805	2,814
Deferred rent	293	197
Deferred taxes	(38,812)	6,567
Other non-cash expenses (income), net	1,884	(743)
Changes in other assets and liabilities, net of acquisitions:
Restricted cash	28,481	(465)
Accounts receivable	(4,182)	(8,524)
Inventories	1,006	(3,535)
Prepaid expenses and other current assets	(3,089)	1,026
Due to manager-related party	64,998	2
Accounts payable and accrued expenses	14,933	(13,794)
Income taxes payable	(17,633)	(819)
Pension contribution	(26,960)	(2,250)
Other, net	(7,970)	(168)
Net cash provided by operating activities	194,363	127,760
Investing activities
Acquisitions of businesses and investments, net of cash acquired	(1,141,306)	(14,666)
Proceeds from sale of business, net of cash divested	265,295	—
Return of investment in unconsolidated business	12,564	—
Purchases of property and equipment	(81,912)	(51,435)
Other, net	(331)	64
Net cash used in investing activities	(945,690)	(66,037)

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS – (continued)
(Unaudited)
($ in Thousands)

	Nine Months Ended
	September 30, 2014	September 30, 2013
Financing activities
Proceeds from long-term debt	$196,884	$481,917
Dividends paid to shareholders	(171,003)	(82,139)
Proceeds from the issuance of shares	764,750	227,558
Offering and equity raise costs paid	(25,588)	(11,041)
Proceeds from the issuance of convertible senior notes	350,000	—
Proceeds from the issuance of shares pursuant to MIC Direct	187	—
Contributions received from noncontrolling interests	—	22,362
Distributions paid to noncontrolling interests	(61,397)	(1,652)
Payment of long-term debt	(480,863)	(740,752)
Debt financing costs paid	(15,124)	(18,973)
Change in restricted cash	(991)	4,036
Payment of notes and capital lease obligations	(1,481)	(1,372)
Net cash provided by (used in) financing activities	555,374	(120,056)
Effect of exchange rate changes on cash and cash equivalents	(76)	—
Net change in cash and cash equivalents	(196,029)	(58,333)
Cash and cash equivalents, beginning of period	233,373	141,376
Cash and cash equivalents, end of period	$37,344	$83,043
Supplemental disclosures of cash flow information
Non-cash investing and financing activities:
Accrued equity offering costs	$12	$—
Accrued financing costs	$7	$—
Accrued purchases of property and equipment	$10,585	$12,331
Acquisition of equipment through capital leases	$732	$1,320
Issuance of shares to manager for performance fees	$4,960	$90,302
Issuance of shares to manager for base management fees	$30,555	$21,487
Issuance of shares to independent directors	$750	$640
Issuance of shares for acquisition of business	$115,000	$—
Conversion of construction loan to term loan	$60,360	$24,749
Distributions payable to noncontrolling interests	$387	$281
Taxes paid	$17,955	$3,493
Interest paid	$45,399	$28,090

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Description of Business

Macquarie Infrastructure Company LLC, a Delaware limited liability company, was formed on April 13, 2004. Macquarie Infrastructure Company LLC, both on an individual entity basis and together with its consolidated subsidiaries, is referred to in these financial statements as the “Company” or “MIC”. The Company owns, operates and invests in a diversified group of infrastructure businesses in the United States. Macquarie Infrastructure Management (USA) Inc. is the Company’s manager and is referred to in these financial statements as the Manager. The Manager is a wholly-owned subsidiary within the Macquarie Group of companies, comprising Macquarie Group Limited and its subsidiaries and affiliates worldwide. Macquarie Group Limited is headquartered in Australia and is listed on the Australian Stock Exchange.

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

The Company owns its businesses through its direct wholly-owned subsidiary, Macquarie Infrastructure Company Inc., or MIC Inc. The Company’s businesses operate predominantly in the United States and consist of the following:

•	International Matex Tank Terminals or “IMTT”: a bulk liquid terminals business which provides bulk liquid storage and handling services at ten marine terminals in the United States and two in Canada and is one of the largest participants in this industry in the U.S., based on storage capacity. On July 16, 2014, we completed the acquisition of the remaining 50% interest that we did not previously own;
•	Hawaii Gas: a full-service gas energy company processing and distributing gas products and providing related services in Hawaii;
•	Atlantic Aviation: a network of fixed-base operations (FBO) that provide fuel, terminal, aircraft hangaring and other services primarily to owners and operators of general aviation (GA) jet aircraft at 68 airports in the U.S. The network is the one of the largest in the U.S. air transportation industry.
•	Contracted Power and Energy (“CP&E”) segment: controlling interests in five contracted solar power generation facilities and one contracted wind power generation facility in the southwest U.S., and an equity interest in a wind power generation facility in Idaho. On August 21, 2014, the Company completed the sale of its controlling interest in the district energy business.

2. Basis of Presentation

The unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The consolidated balance sheet at December 31, 2013 has been derived from audited financial statements but does not include all of the information and notes required by GAAP for complete financial statements. Certain reclassifications were made to the financial statements for the prior period to conform to current period presentation.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

2. Basis of Presentation  – (continued)

The interim financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 19, 2014. Operating results for the quarter and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any future interim periods.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure related thereto at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates these estimates and assumptions on an ongoing basis.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited interim condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

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

On April 10, 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The standard states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. ASU 2014-08 is effective prospectively for new disposals (or classifications as held-for-sale) that occur within annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. The Company has early adopted this guidance, which resulted in the district energy business not meeting the definition of a discontinued operation.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

3. Income per Share

Following is a reconciliation of the basic and diluted income per share computations:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income attributable to MIC LLC	$990,993	$10,407	$1,021,059	$15,430
Interest expense attributable to convertible senior notes, net of taxes	1,169	—	1,169	—
Diluted net income attributable to MIC LLC	$992,162	$10,407	$1,022,228	$15,430
Denominator:
Weighted average number of shares outstanding: basic	68,005,171	53,043,185	60,354,086	50,525,617
Dilutive effect of restricted stock unit grants	12,525	12,910	12,675	15,896
Dilutive effect of convertible senior notes	3,499,801	—	1,179,420	—
Weighted average number of shares outstanding: diluted	71,517,497	53,056,095	61,546,181	50,541,513
Income per share:
Basic income per share attributable to MIC LLC	$14.57	$0.20	$16.92	$0.31
Diluted income per share attributable to MIC LLC	$13.87	$0.20	$16.61	$0.31

The effect of potentially dilutive shares for the quarter and nine months ended September 30, 2014 is calculated assuming that the 12,525 restricted stock unit grants provided to the independent directors on May 21, 2014, which will vest during the second quarter of 2015, had been fully converted to shares on the grant date. In addition, the convertible senior notes that were issued on July 15, 2014 are assumed to have been fully converted into shares on that date. The effect of potentially dilutive shares for the nine months ended September 30, 2014 is calculated also assuming that the 12,910 restricted stock unit grants provided to the independent directors on May 20, 2013, which vested during the second quarter of 2014, had been fully converted to shares on the grant date.

The effect of potentially dilutive shares for the quarter and nine months ended September 30, 2013 is calculated assuming that the 12,910 restricted stock unit grants provided to the independent directors on May 20, 2013, which vested during the second quarter of 2014, had been fully converted to shares on that grant date. The effect of potentially dilutive shares for the nine months ended September 30, 2013 is calculated also assuming that the 18,208 restricted stock unit grants provided to the independent directors on May 31, 2012, which vested during the second quarter of 2013, and the 895 restricted stock unit grants on February 21, 2013, which vested during the second quarter of 2013, had been fully converted to shares on those grant dates.

4. Acquisitions and Disposition

IMTT Acquisition (“IMTT Acquisition”)

On July 16, 2014, the Company completed the acquisition of the remaining 50% interest in IMTT for a purchase price of $1.029 billion, consisting of $913.6 million in cash and $115.0 million in the Company’s shares. The cash consideration for the IMTT Acquisition was financed with the proceeds of underwritten public offerings of shares and convertible senior notes. In addition, the Company issued 1,729,323 shares to the seller in satisfaction of the equity consideration for the IMTT Acquisition. Prior to this acquisition, the investment in IMTT was accounted for under the equity method of accounting. Since the closing date, the Company has consolidated IMTT and the business is considered a reportable segment.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

4. Acquisitions and Disposition  – (continued)

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

The acquisition of the remaining 50% interest in IMTT requires that all assets and liabilities of IMTT be recorded at fair value including the Company’s previous 50% ownership. This resulted in a pre-tax gain due to the remeasuring to fair value of the Company’s previous 50% ownership. For the quarter ended September 30, 2014, the Company recorded a pre-tax gain of $948.1 million in the consolidated condensed statements of operations. The preliminary allocation of the purchase price for the IMTT Acquisition was as follows ($ in thousands):

Cash and cash equivalents	$26,094
Accounts receivable	38,350
Inventories	7,054
Other current assets	43,664
Total current assets	115,162
Property, equipment, land and leasehold improvements	2,415,716
Intangible assets:
Software(1)	8,300
Customer relationships(2)	203,200
Goodwill(3)	1,350,361
Other noncurrent assets	28,898
Total assets acquired	$4,121,637
Accounts payable	$26,072
Accrued expenses	48,512
Current portion of long-term debt	7,237
Other current liabilities	43,960
Total current liabilities	125,781
Long-term debt, net of current portion	1,013,731
Deferred income taxes	813,183
Other noncurrent liabilities	100,595
Total liabilities assumed	2,053,290
Noncontrolling interest	14,723
Net assets acquired	$2,053,624
Less: Write-off of equity method investment	(72,495)
Less: Write-off of accumulated other comprehensive loss	(4,367)
Less: Gain on remeasuring the equity method investment to fair value	(948,138)
Net assets paid	$1,028,624

(1)	Software is being amortized over a five year period.
(2)	Customer relationships are being amortized over a weighted average life of twenty eight years.
(3)	Goodwill is not deductible for tax purposes.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

4. Acquisitions and Disposition  – (continued)

The preliminary fair value was determined using various valuation techniques, including the market approach, income approach and/or cost approach. The Company is still in the process of reviewing the valuation of the assets and liabilities acquired and expects such process to be substantially complete by December 31, 2014. For the nine months ended September 30, 2014, the Company incurred acquisition costs of approximately $5.9 million in connection with the IMTT Acquisition which are included in selling, general, and administrative expense.

From January 1, 2014 through July 15, 2014, the results of IMTT have been accounted for under the equity method of accounting. The Company recorded equity in earnings and amortization charge of investee of $1.1 million and $26.1 million for the fifteen days ended July 15, 2014 and from January 1, 2014 through July 15, 2014, respectively. This comprises the Company’s 50% share of IMTT’s net income offset by step-up depreciation and amortization charges in connection with the initial 50% investment in IMTT in May of 2006. From July 16, 2014 through September 30, 2014, the Company consolidated the results of IMTT.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$409,576	$390,166	$1,257,310	$1,164,245
Net income attributable to MIC LLC(1)	1,649	16,481	44,530	37,643

(1)	The effective tax rate used to calculate net income attributable to MIC LLC was 44.99% and 39.12% for 2014 and 2013 periods, respectively.

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

Acquisitions of Galaxy FBO

On April 30, 2014, Atlantic Aviation completed the acquisitions of the assets and liabilities of Galaxy Aviation and Boca Aviation (collectively referred to as “Galaxy Acquisitions”) for a purchase price of $230.0 million, funded by cash that had previously been raised or generated and the $100.0 million term loan facility that had previously been arranged. The acquisitions included substantially all of the assets of six FBOs and one new hangar then under construction at one of the six airports on which the FBOs operate. The acquisitions have expanded the business network into Florida.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

4. Acquisitions and Disposition  – (continued)

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

Inventories	$474
Other current assets	27
Total current assets	501
Property, equipment, land and leasehold improvements	29,328
Intangible assets:
Trade names(1)	100
Customer relationships(2)	900
Contractual arrangements(3)	118,500
Goodwill(4)	82,463
Total assets acquired	$231,792
Current liabilities	$1,792
Total liabilities assumed	$1,792
Net assets acquired	$230,000

(1)	Trade names are indefinite in life.
(2)	Customer relationships are being amortized over an eight year period.
(3)	Contractual arrangements are being amortized over a weighted average life of twenty five years.
(4)	Goodwill of $82.5 million is deductible for tax purposes.

The fair value was determined using various valuation techniques, including the market approach, income approach and/or cost approach. Had the Galaxy Acquisitions occurred as of January 1, 2014 and MKC acquisition occurred as of January 1, 2013, the consolidated results of operations would not have been materially different. For the nine months ended September 30, 2014 and year ended December 31, 2013, Atlantic Aviation recorded transaction related costs of $923,000 and $680,000, respectively, in selling, general and administrative expenses for these investments.

Contracted Power and Energy Acquisitions

The contracted power generation businesses are held in LLCs with a co-investor. The taxable income for the Company’s current five solar projects and its current wind project in New Mexico for the first five and nine years, respectively, of such projects are expected to be a loss due to accelerated depreciation, with 99% of the taxable loss, subject to certain adjustments that are not expected to be significant, allocated to the co-investor. These projects should have a nominal effect on MIC’s consolidated current taxable income over these periods. The taxable income from the Company’s 10% equity investment in a wind power generation facility located in Idaho will be allocated 1% till 2015, 95% from 2016 to 2027 and 1% thereafter to the co-investor. These solar and wind projects do not pay federal or state income taxes on a standalone basis, as the projects are treated as a partnership for tax purposes, with each member paying federal and state income taxes on their allocated taxable income.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

4. Acquisitions and Disposition  – (continued)

The Company has certain rights to make decisions over the management and operations of the five solar power generation facilities and the wind power generation facility located in New Mexico. The Company has determined that it is appropriate to consolidate these projects, with the co-investor’s interest reflected as a “noncontrolling interest” in the consolidated condensed financial statements.

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

Acquisition of — Valley Center, California

On September 20, 2013, the Company contributed $6.8 million, as a capital investment, and completed the acquisition of the Valley Center Project for a purchase price of $5.6 million. The Company entered into an LLC agreement with a noncontrolling interest co-investor who made a capital contribution of $14.5 million during the fourth quarter of 2013. During September of 2014, the Valley Center Project made a $3.5 million distribution to MIC classified as a return of capital, reducing MIC’s investment in the project to $3.3 million. This facility is expected to generate approximately 7 megawatts of electricity.

In connection with the acquisition, the Company entered into a construction loan agreement and drew down $10.2 million. The Valley Center Project commenced operations during December of 2013. The construction loan was converted to term debt during February of 2014.

Acquisition of — Ramona, California

On October 8, 2013, the Company contributed $6.1 million, as a capital investment, and completed the acquisition of the Ramona Project for a purchase price of $4.9 million. The Company entered into an LLC agreement with a noncontrolling interest co-investor who made a capital contribution of $13.8 million during the fourth quarter of 2013. During September of 2014, the Ramona Project made a $1.6 million distribution to MIC classified as a return of capital, reducing MIC’s investment in the project to $4.5 million. This facility is expected to generate approximately 7 megawatts of electricity.

In connection with the acquisition, the Company entered into a construction loan agreement and drew down $10.4 million. The Ramona Project commenced operations during December of 2013. The construction loan was converted to term debt during February of 2014.

Acquisition of — Brahms Wind, New Mexico

On July 3, 2014, the Company contributed $10.1 million, as a capital investment, and completed the acquisition of the Brahms wind project (“Brahms Project”) for a purchase price of the same amount. The Company entered into an LLC agreement with a noncontrolling interest co-investor who made a capital contribution of $23.0 million in May of 2014 prior to the Company’s acquisition. The Brahms Project is a

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

4. Acquisitions and Disposition  – (continued)

wind farm with 12 turbines located in New Mexico. There is no debt in place for the Brahms Project, and substantially all of the purchase price has preliminary been allocated to the turbines, which have a fair value of $32.6 million, which is offset by an acquired noncontrolling interest of $23.0 million. The project commenced operations during December of 2010 and is expected to generate approximately 20 megawatts of electricity.

The acquisition has been accounted for as a business combination. Accordingly, the results of operations of the Brahms Project are included in the consolidated condensed statement of operations since July 3, 2014.

Acquisition of — Equity Investment in Idaho Wind Partners, Idaho

On August 1, 2014, the Company contributed $11.5 million, as a capital investment, and completed the acquisition of 99% interest of Exergy Idaho Holdings through an LLC agreement with a co-investor. Exergy Idaho Holdings holds a 10% equity interest in the Idaho Wind Partners project (“IWP Project”). IWP Project is a wind power project comprised of 11 operating wind farms near Twin Falls, Idaho. The project has been in operation since February of 2011 and has a wind power generation capacity of 183 megawatts of electricity.

The Company accounts for its 10% equity interest in IWP Project under the equity method of accounting and has recorded its share of the investment in this project in investment in unconsolidated business on the consolidated condensed balance sheet and its 10% interest in income (loss) in the equity in earnings of investee on the consolidated condensed statement of operations since August 1, 2014. The portion related to the co-investor’s interest in Exergy Idaho Holdings is reflected in noncontrolling interest in the consolidated condensed financial statements.

Had the Brahms Project acquisition and IWP Project investment occurred as of January 1, 2014 and the DMAFB Project, Valley Center Project and Ramona Project acquisitions occurred as of January 1, 2013, the Company’s consolidated results of operations would not have been materially different. For the nine months ended September 30, 2014 and the year ended December 31, 2013, the Company recorded transaction related costs of $1.8 million and $2.2 million, respectively, in selling, general, and administrative expenses for these investments.

Sale of 50.01% Interest in District Energy Business

On August 21, 2014, the Company completed the previously disclosed sale of its 50.01% controlling interest in the district energy business, within Contracted Power and Energy, for approximately $270.0 million. Proceeds of the sale were used to repay the outstanding debt balance. The remaining amounts were divided between the Company and its co-investor in the business. The Company’s share of the remaining proceeds was $59.6 million.

As a result of this transaction, the Company deconsolidated the assets and liabilities of the district energy business from its consolidated financial statements effective August 21, 2014. The Company recorded a pre-tax gain of $78.9 million in gain from acquisition/divestiture of businesses, which has been reflected in the consolidated condensed statement of operations during the third quarter of 2014.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

5. Property, Equipment, Land and Leasehold Improvements

Property, equipment, land and leasehold improvements at September 30, 2014 and December 31, 2013 consist of the following ($ in thousands):

	September 30, 2014	December 31, 2013
Land	$271,500	$4,854
Easements	131	5,624
Buildings	39,261	25,143
Leasehold and land improvements	430,825	357,903
Machinery and equipment	2,594,001	674,839
Furniture and fixtures	23,697	11,416
Construction in progress	117,927	35,637
Property held for future use	—	1,975
	3,477,342	1,117,391
Less: accumulated depreciation	(261,281)	(263,222)
Property, equipment, land and leasehold improvements, net	$3,216,061	$854,169

As discussed in Note 4, “Acquisitions and Disposition”, the Company acquired $2.4 billion and $29.3 million in property, equipment, land and leasehold improvements from the IMTT Acquisition during the third quarter of 2014 and Galaxy Acquisitions during the second quarter of 2014, respectively. During 2013, the Company acquired $45.3 million in construction in progress, which subsequently was reclassed to machinery and equipment, from the acquisitions of three solar facilities and $13.8 million in property, equipment, land and leasehold improvements from the MKC acquisition.

During the third quarter of 2014, the Company sold $128.5 million, net in property, equipment, land and leasehold improvements in connection with the sale of the district energy business.

6. Intangible Assets

Intangible assets at September 30, 2014 and December 31, 2013 consist of the following ($ in thousands):

	September 30, 2014	December 31, 2013
Contractual arrangements	$863,476	$746,231
Non-compete agreements	9,665	9,665
Customer relationships	269,906	80,255
Leasehold rights	350	2,121
Trade names	15,771	15,671
Technology	8,760	460
	1,167,928	854,403
Less: accumulated amortization	(277,815)	(261,553)
Intangible assets, net	$890,113	$592,850

As discussed in Note 4, “Acquisitions and Disposition”, the Company acquired $211.5 million and $119.5 million in intangible assets from the IMTT Acquisition during the third quarter of 2014 and Galaxy Acquisitions during the second quarter of 2014, respectively.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

6. Intangible Assets  – (continued)

The goodwill balance as of September 30, 2014 is comprised of the following ($ in thousands):

Goodwill acquired in business combinations, net of disposals, at December 31, 2013	$637,694
Add: goodwill related to acquisitions	1,432,672
Less: goodwill associated with sold business	(17,946)
Less: accumulated impairment charges	(123,200)
Balance at September 30, 2014	$1,929,220

As discussed in Note 4, “Acquisitions and Disposition”, the Company recorded $1.4 billion and $82.5 million in goodwill from the IMTT Acquisition during the third quarter of 2014 and Galaxy Acquisitions during the second quarter of 2014, respectively.

The Company tests for goodwill impairment at the reporting unit level on an annual basis on October 1st of each year and between annual tests if a triggering event indicates impairment. There were no triggering events indicating impairment for the nine months ended September 30, 2014.

7. Long-Term Debt

At September 30, 2014 and December 31, 2013, the Company’s consolidated long-term debt comprised the following ($ in thousands):

	September 30, 2014	December 31, 2013
Hawaii Gas	$180,000	$180,000
IMTT	797,908	—
Atlantic Aviation	613,005	517,773
Contracted Power and Energy	139,858	296,337
MIC Corporate	350,000	—
Total	2,080,771	994,110
Less: current portion	(19,954)	(163,083)
Long-term portion	$2,060,817	$831,027

MIC Corporate

On July 15, 2014, the Company completed an underwritten public offering of $350.0 million aggregate principal amount of convertible senior notes. The net proceeds of $341.3 million were used to partially fund the IMTT Acquisition and for general corporate purposes. The notes mature on July 15, 2019 and bear interest at a rate of 2.875% payable on January 15th and July 15th of each year, beginning January 15, 2015. The notes are convertible, at the holder’s option, into the Company’s shares, initially at a conversion rate of 11.7942 shares per $1,000 principal amount (equivalent to an initial conversion price of approximately $84.79 per share, subject to adjustment), at any time on or prior to the close of business on the second scheduled trading day immediately preceding the maturity date. The notes are the Company’s unsecured obligations and rank equal in right of payment with all of the Company’s existing and future senior unsecured indebtedness.

In July of 2014, the Company also entered into a senior secured revolving credit facility with a syndicate of banks. The senior secured revolving credit facility provides for a five-year, $250.0 million senior secured first lien revolving credit facility that bears interest at LIBOR plus 1.75% at September 30, 2014. This facility is guaranteed by MIC Inc. At September 30, 2014, the senior secured revolving credit facility remains undrawn.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7. Long-Term Debt  – (continued)

IMTT

As discussed in Note 4, “Acquisitions and Disposition”, on July 16, 2014, the Company acquired the remaining 50% interest of IMTT that it did not previously own. Prior to this transaction, the investment in IMTT was accounted for under the equity method of accounting. As of the closing date, IMTT became consolidated into the Company’s consolidated condensed balance sheet. The $1.0 billion of IMTT’s debt as of the closing date was comprised of $512.8 million tax-exempt bonds, $486.0 million drawn on its revolving credit facilities and a $22.2 million loan from its previous shareholder, the Coleman Trust. In addition, $293.0 million of the revolving credit facility was used to back letters of credit. At September 30, 2014, the undrawn portion on the revolving credit facility was $745.2 million.

Revolving Credit Facility

The revolving credit facilities have been used primarily to fund IMTT’s growth capital expenditures in the U.S. and Canada. The revolving credit facilities are unsecured, except for a pledge of 65% share in IMTT’s two Canadian affiliates. The terms of IMTT’s U.S. dollar and Canadian dollar denominated revolving credit facilities at September 30, 2014 are summarized in the table below.

	USD Revolving Credit Facility	CAD Revolving Credit Facility
Total Committed Amount	$1,252.5 million	$50.0 million
Amount outstanding at September 30, 2014	$258.0 million	$6.3 million
Maturity	February 15, 2018	February 15, 2018
Amortization	Revolving, payable at maturity	Revolving, payable at maturity
Interest Rate	LIBOR plus 2.00% at September 30, 2014	Bankers' Acceptances (BA) Rate plus 2.00% at September 30, 2014
Commitment Fees	0.375% at September 30, 2014	0.375% at September 30, 2014

To partially hedge the interest rate risk associated with IMTT’s current floating rate borrowings under the revolving credit agreement, IMTT entered into a 10 year fixed quarterly LIBOR swap, maturing in March of 2017, with a notional amount of $200.0 million as of September 30, 2014, that fixes the floating rate at 5.507%.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7. Long-Term Debt  – (continued)

Gulf Opportunity Zone Bonds (“GO Zone Bonds”)

The key terms of the GO Zone Bonds at September 30, 2014 are summarized in the table below:

Facility Term	Gulf Opportunity Zone Bonds I	Gulf Opportunity Zone Bonds II	Gulf Opportunity Zone Bonds III	Gulf Opportunity Zone Bonds IV
Amount outstanding at September 30, 2014	$215.0 million	$85.0 million	$92.5 million	$83.2 million
Maturity	July 2043	August 2046	December 2040	December 2040
Amortization	Payable at maturity	Payable at maturity	Amortizes over life of bond, subject to tender in 2018	Amortizes over life of bond, subject to tender in 2018
Interest Rate	Floating at tax-exempt bond weekly tender rates	Floating at tax-exempt bond weekly tender rates	68% of 30 day LIBOR plus 1.39% at September 30, 2014	68% of 30 day LIBOR plus 1.39% at September 30, 2014
Security	Secured (required to be supported at all times by bank letter of credit issued under the revolving credit facility)	Secured (required to be supported at all times by bank letter of credit issued under the revolving credit facility)	Unsecured	Unsecured

To partially hedge the interest rate risk associated with IMTT’s current floating rate borrowings under the Gulf Opportunity Zone Bonds, IMTT entered into a 10 year fixed quarterly LIBOR swap, maturing in June of 2017, with a notional amount of $215.0 million as of September 30, 2014, that fixes the floating rate at 3.662%.

New Jersey Economic Development Authority Bonds (“NJEDA Bonds”)

The key terms of the NJEDA Bonds issued are summarized in the table below:

Facility Term	New Jersey Economic Development Authority Dock Facility Revenue Refund Bonds	New Jersey Economic Development Authority Variable-Rate Demand Revenue Refunding Bond
Amount outstanding at September 30, 2014	$30.0 million	$6.3 million
Maturity	December 2027	December 2021
Amortization	Payable at maturity	Payable at maturity
Interest Rate	Floating at tax-exempt bond daily tender rates	Floating at tax-exempt bond daily tender rates
Security	Secured (required to be supported at all times by bank letter of credit issued under the revolving credit facility)	Secured (required to be supported at all times by bank letter of credit issued under the revolving credit facility)

Letter of Credit Facility

IMTT entered into a letter of credit agreement, which will allow IMTT to write letters of credit without utilizing availability under its revolving credit facilities. The letter of credit facility has $50.7 million of capacity which was fully utilized at September 30, 2014.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7. Long-Term Debt  – (continued)

The key terms of the Letter of Credit Facility are summarized in the table below:

Facility Term	Letter of Credit Facility
Total Committed Amount at September 30, 2014	$50.7 million
Maturity	December 4, 2014
Fees	2.25%

In addition to the debt facilities discussed above, IMTT Holdings Inc. received loans from its previous shareholders, other than MIC, from 2006 to 2008. The shareholder loans have a fixed interest rate of 5.5% and will be repaid over 15 years by IMTT Holdings Inc. with equal quarterly amortization that commenced March 31, 2008. Shareholder loans of $21.6 million were outstanding as of September 30, 2014.

Atlantic Aviation

On May 31, 2013, Atlantic Aviation entered into a credit agreement (the “AA Credit Agreement”), that provides the business with a seven-year, $465.0 million senior secured first lien term loan facility. On November 7, 2013 and January 22, 2014, the business entered into an incremental $50.0 million and $100.0 million, respectively, term loan under the AA Credit Agreement that provides the business with senior secured first lien term loan facility. The interest rate on these term loan facilities floats at LIBOR plus 2.50%, with minimum LIBOR of 0.75%, and these facilities mature in June of 2020. The floating rate has effectively been fixed for 6 years using interest rate swaps. At September 30, 2014, the outstanding balance on these term loan facilities totaled $608.2 million. The AA Credit Agreement also provides for a five-year, $70.0 million senior secured first lien revolving credit facility that bears interest at LIBOR plus 2.50%. This remains undrawn at September 30, 2014.

Atlantic Aviation also has stand-alone debt facilities used to fund construction at its FBOs. At September 30, 2014, the balances on the stand-alone facilities were $4.8 million. The Company has classified $563,000 relating to the stand-alone debt facilities in the current portion of long-term debt in the consolidated condensed balance sheet at September 30, 2014.

Contracted Power and Energy

As discussed in Note 4, “Acquisitions and Disposition”, on August 21, 2014, the Company completed the previously disclosed sale of its district energy business, within CP&E. Proceeds of the sale were partially used to repay the business’ entire outstanding debt facility of $147.0 million prior to maturity in September of 2014.

At September 30, 2014, the contracted power generation businesses had $139.9 million of amortizing term loan debt outstanding, of which $6.0 million was recorded as current portion of long-term debt in the consolidated condensed balance sheet. During February of 2014, the construction loans for the DMAFB Project, Valley Center Project and Ramona Project converted to term debt. The interest rate related to the DMAFB Project’s term debt, of $27.6 million, is fixed at 5.138% through maturity in December of 2033. The interest rate related to the Valley Center Project’s term debt, of $16.9 million, is fixed at 5.60% through maturity in September of 2036. The interest rate related to the Ramona Project’s term debt, of $15.9 million, is fixed at 5.47% through maturity in September of 2036. The Brahms project acquired during July of 2014 does not have any debt outstanding at September 30, 2014.

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

At September 30, 2014, the Company had $2.1 billion of current and long-term debt, $1.1 billion of which was economically hedged with interest rate contracts and $977.6 million of which was unhedged.

As of July 16, 2014, the Company consolidates the financial statements of IMTT. The interest rate on IMTT’s borrowings under the tax-exempt bonds and the revolving credit facility floats at LIBOR plus a fixed margin. At September 30, 2014, IMTT has two interest rate swap contracts that fix the floating rates on these facilities. The interest rate swap related to the tax-exempt bond has a $215.0 million notional value that expires in June of 2017 and fixes the floating rate at 3.662%. The interest rate swap related to the revolving credit facility has a $200.0 million notional value that expires in March of 2017 and fixes the floating rate at 5.507%. The fair value of the interest rate swaps for current and non-current liabilities at the date of acquisition were $17.2 million and $25.6 million, respectively. The fair value of the interest rate swaps for current and non-current liabilities at September 30, 2014 were $18.4 million and $20.3 million, respectively. See Note 7, “Long-Term Debt”, for further discussions.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

8. Derivative Instruments and Hedging Activities  – (continued)

The Company’s fair value measurements of its derivative instruments and the related location of the assets and liabilities associated with the hedging instruments within the consolidated condensed balance sheets at September 30, 2014 and December 31, 2013 were as follows ($ in thousands):

	Assets (Liabilities) at Fair Value(1)
	Interest Rate Contracts Not Designated as Hedging Instruments
Balance Sheet Location	September 30, 2014	December 31, 2013
Fair value of derivative instruments – current assets(2)(3)	$50	$1
Fair value of derivative instruments – non-current assets(3)	2,882	6,880
Total interest rate derivative contracts – assets(2)(3)	$2,932	$6,881
Fair value of derivative instruments – current liabilities(3)	$(26,734)	$(13,027)
Fair value of derivative instruments – non-current liabilities(3)	(20,349)	—
Total interest rate derivative contracts – liabilities(3)	$(47,083)	$(13,027)

(1)	Fair value measurements at reporting date were made using significant other observable inputs (“level 2”).
(2)	Derivative contracts represent interest rate caps at December 31, 2013.
(3)	Derivative contracts represent interest rate swaps.

The Company’s hedging activities for the quarters and nine months ended September 30, 2014 and 2013 and the related location within the consolidated condensed statements of operations were as follows ($ in thousands):

	Derivatives Not Designated as Hedging Instruments
	Amount of Gain (Loss) Recognized in Interest Expense for the Quarter Ended September 30,		Amount of Loss Recognized in Interest Expense for the Nine Months Ended September 30,
Financial Statement Account	2014(1)	2013(2)	2014(1)	2013(2)
Interest expense – Interest rate cap	$—	$(38)	$(1)	$(91)
Interest expense – Interest rate swaps	820	(7,998)	(13,130)	(9,492)
Total	$820	$(8,036)	$(13,131)	$(9,583)

(1)	Interest expense for the quarter and nine months ended September 30, 2014 includes gains of $1.1 million and losses of $12.3 million, respectively, of derivative losses and $348,000 and $856,000, respectively, for amounts reclassified from accumulated other comprehensive loss for the interest rate swap contracts.
(2)	Interest expense for the quarter and nine months ended September 30, 2013 includes losses of $7.6 million and $8.3 million, respectively, of derivative losses and $344,000 and $1.2 million, respectively, for amounts reclassified from accumulated other comprehensive loss for interest rate swap contracts.

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

Shelf Registration Statement and MIC Direct

On April 8, 2013, the Company filed an automatic shelf registration statement on Form S-3 (“shelf”) with the Securities and Exchange Commission to issue and sell an indeterminate amount of its shares and debt securities in one or more future offerings. Along with the shelf, the Company filed a prospectus supplement with respect to a dividend reinvestment/direct stock purchase program named “MIC Direct”. The prospectus supplement relates to the issuance of up to 1.0 million additional shares to participants in MIC Direct. At September 30, 2014, 996,441 shares remained unissued under MIC Direct. The Company may also choose to fill requests for reinvestment of dividends or share purchases through MIC Direct via open market purchases.

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

On July 15, 2014, the Company completed an underwritten public offering of 11,500,000 shares pursuant to the shelf. The net proceeds from the offering of $739.9 million were used to partially fund the IMTT Acquisition discussed in Note 4, “Acquisitions and Disposition”, and for general corporate purposes.

Accumulated Other Comprehensive Loss

The following represents the changes and balances to the components of accumulated other comprehensive loss for the nine months ended September 30, 2014 and 2013 ($ in thousands):

	Cash Flow Hedges, net of taxes(1)	Post-Retirement Benefit Plans, net of taxes(2)	Translation Adjustment, net of taxes(3)	Total Accumulated Other Comprehensive Loss, net of taxes	Noncontrolling Interests	Total Members' Accumulated Other Comprehensive Loss, net of taxes
Balance at December 31, 2012	$(1,538)	$(20,466)	$514	$(21,490)	$689	$(20,801)
Reclassification of realized losses of derivatives into earnings	733	—	—	733	(351)	382
Balance at September 30, 2013	$(805)	$(20,466)	$514	$(20,757)	$338	$(20,419)
Balance at December 31, 2013	$(636)	$(8,021)	$(46)	$(8,703)	$258	$(8,445)
Reclassification of realized losses of derivatives into earnings	636	—	—	636	(258)	378
Change in post-retirement benefit plan	—	4,219	—	4,219	—	4,219
Translation adjustment	—	—	(987)	(987)	360	(627)
Balance at September 30, 2014	$—	$(3,802)	$(1,033)	$(4,835)	$360	$(4,475)

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Members’ Equity  – (continued)

(1)	For the nine months ended September 30, 2014 and 2013, reclassification of realized losses of derivatives is composed of (i) pre-tax derivative losses into interest expense of $856,000 and $1.2 million, respectively, and the related tax benefit of $340,000 and $463,000, respectively, recorded in the consolidated condensed statements of operations; (ii) pre-tax derivative losses of $185,000 and $47,000, respectively, as an adjustment to investment in unconsolidated business, and an adjustment to deferred taxes of $65,000 and $16,000, respectively, recorded in the consolidated condensed balance sheet. For the quarter ended September 30, 2014, the Company wrote-off $162,000 for the amount related to the investment in unconsolidated business and related taxes of $57,000, previously accounted for under the equity method of accounting in conjunction to the IMTT Acquisition. This write-off is recorded in gain from acquisition/divestiture of businesses in the consolidated condensed statement of operations. See Note 4, “Acquisitions and Disposition” for further discussions.
(2)	Change in post-retirement benefit plans represents write-off of the remaining balance of $6.5 million and the related taxes of $2.3 million previously accounted for under the equity method of accounting during the third quarter of 2014 related to the IMTT Acquisition. This write-off is recorded in gain from acquisition/divestiture of businesses in the consolidated condensed statement of operations. See Note 4, “Acquisitions and Disposition” for further discussions.
(3)	Translation adjustment of $1.4 million and its related taxes of $405,000 for the nine months ended September 30, 2014 includes a write-off of the remaining balance of $66,000 and the related taxes of $23,000 previously accounted for under the equity method of accounting during the third quarter of 2014 related to the IMTT Acquisition. This write-off is recorded in gain from acquisition/divestiture of businesses in the consolidated condensed statement of operations. See Note 4, “Acquisitions and Disposition” for further discussions.

10. Reportable Segments

At September 30, 2014, the Company’s businesses consist of four reportable segments: IMTT, Hawaii Gas, Atlantic Aviation and CP&E. Prior to July 16, 2014, the Company had a 50% investment in IMTT, which was accounted for under the equity method of accounting. Effective the acquisition date, the Company consolidates the financial results of IMTT and IMTT became a reportable segment.

Financial information for IMTT’s business as a whole is presented below for periods prior to July 16, 2014, where the Company accounted for the investment in IMTT under the equity method of accounting ($ in thousands):

	As of, and for the		As of, and for the
	Fifteen Days Ended July 15, 2014(1)	Quarter Ended September 30, 2013	Period From January 1, 2014 through July 15, 2014(1)	Nine Months Ended September 30, 2013
Revenue	$20,937	$126,447	$311,533	$383,753
Net income	$2,512	$19,559	$57,496	$67,873
Interest expense, net	429	9,376	16,375	17,099
Provision for income taxes	1,708	15,181	38,265	48,894
Depreciation and amortization	3,002	19,051	40,922	56,109
Casualty losses, net	—	200	—	6,700
Other non-cash expenses	865	253	4,366	429
EBITDA excluding non-cash items(2)	$8,516	$63,620	$157,424	$197,104
Capital expenditures paid	$5,975	$29,154	$59,868	$119,652
Property, equipment, land and leasehold improvements, net	1,289,245	1,256,643	1,289,245	1,256,643
Total assets	1,415,370	1,349,708	1,415,370	1,349,708

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

(1)	Amounts represents financial position of IMTT business prior to July 16, 2014, the date of the IMTT Acquisition.
(2)	EBITDA consists of earnings before interest, taxes, depreciation and amortization. Non-cash items that are excluded consist of impairments, derivative gains and losses and all other non-cash income and expense items.

All of the business segments are managed separately and management has chosen to organize the Company around the distinct products and services offered.

IMTT provides bulk liquid terminal and handling services in North America through ten terminals located on the East, West, Gulf Coasts and the Great Lakes regions of the United States and partially owns terminals in Quebec and Newfoundland, Canada. IMTT derives the majority of its revenue from storage and handling of petroleum products, various chemicals, renewable fuels, and vegetable and animal oils. Based on storage capacity, IMTT operates one of the largest third-party bulk liquid terminals businesses in the United States. Revenue from the IMTT segment is included in service revenue.

The revenue from the Hawaii Gas segment is included in product revenues. Revenue is generated from the distribution and sales of synthetic natural gas, or SNG, and liquefied petroleum gas, or LPG. Revenue is primarily a function of the volume of SNG and LPG consumed by customers and the price per thermal unit or gallon charged to customers. Because both SNG and LPG are derived from petroleum, revenue levels, without organic growth, will generally track global oil prices. The utility portion of revenues of Hawaii Gas reflects fuel adjustment clauses, or FACs, through which changes in fuel costs are passed through to customers.

The Atlantic Aviation business segment derives the majority of its revenues from fuel delivery and from other airport services, including de-icing and aircraft hangarage. All of the revenue of Atlantic Aviation is generated at airports in the U.S., of which there were 68 at September 30, 2014. Revenues from Atlantic Aviation are included in service revenue.

The Contracted Power and Energy business segment derives revenue from the contracted power generation and, through the date it was sold, the district energy businesses. Revenues from the contracted power generation businesses are included in product revenue. As of September 30, 2014, the Company has invested in five utility-scale solar photovoltaic power generation facilities and one wind power generation facility that are located in the southwest United States. The facilities that the Company consolidates have an aggregate generating capacity of 77 megawatts of wholesale electricity to utilities. The Company also has a 10% equity method investment in the IWP Project. This project has a generating capacity of 183 megawatts of electricity. Owners of these facilities sell substantially all of the electricity generated from these facilities, subject to agreed upon pricing formulas, to electric utilities pursuant to long-term (typically 20 – 25 years) PPAs.

Selected information by segment is presented in the following tables. The tables include financial data of IMTT since July 16, 2014.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

Revenue from external customers for the Company’s consolidated reportable segments was as follows ($ in thousands):

	Quarter Ended September 30, 2014
	IMTT(1)	Hawaii Gas	Atlantic Aviation	Contracted Power and Energy	Total Reportable Segments
Service revenue	$110,983	$—	$197,980	$8,952	$317,915
Product revenue	—	64,494	—	5,850	70,344
Financing and equipment lease income	—	—	—	379	379
Total revenue	$110,983	$64,494	$197,980	$15,181	$388,638

(1)	Represents IMTT results subsequent to July 16, 2014, the date of the IMTT Acquisition.

	Quarter Ended September 30, 2013
	Hawaii Gas	Atlantic Aviation	Contracted Power and Energy	Total Reportable Segments
Service revenue	$—	$183,198	$15,586	$198,784
Product revenue	61,469	—	2,649	64,118
Financing and equipment lease income	—	—	817	817
Total revenue	$61,469	$183,198	$19,052	$263,719

	Nine Months Ended September 30, 2014
	IMTT(1)	Hawaii Gas	Atlantic Aviation	Contracted Power and Energy	Total Reportable Segments
Service revenue	$110,983	$—	$585,153	$29,487	$725,623
Product revenue	—	202,979	—	15,338	218,317
Financing and equipment lease income	—	—	—	1,836	1,836
Total revenue	$110,983	$202,979	$585,153	$46,661	$945,776

(1)	Represents IMTT results subsequent to July 16, 2014, the date of the IMTT Acquisition.

	Nine Months Ended September 30, 2013
	Hawaii Gas	Atlantic Aviation	Contracted Power and Energy	Total Reportable Segments
Service revenue	$—	$541,840	$35,618	$577,458
Product revenue	193,088	—	7,167	200,255
Financing and equipment lease income	—	—	2,779	2,779
Total revenue	$193,088	$541,840	$45,564	$780,492

In accordance with FASB ASC 280 Segment Reporting, the Company has disclosed earnings before interest, taxes, depreciation and amortization (“EBITDA”) excluding non-cash items as a key performance metric relied on by management in the evaluation of the Company’s performance. Non-cash items include impairments, base management and performance fees, if any, derivative gains and losses and adjustments for other non-cash items reflected in the statements of operations. The Company believes EBITDA excluding non-cash items provides additional insight into the performance of the operating businesses relative to each other and similar businesses without regard to their capital structure, and their ability to service or reduce

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

debt, fund capital expenditures and/or support distributions to the holding company. EBITDA excluding non-cash items is reconciled to net income or loss.

EBITDA excluding non-cash items for the Company’s consolidated reportable segments is shown in the tables below ($ in thousands). Allocations of corporate expenses, intercompany fees and the tax effect have been excluded as they are eliminated on consolidation.

	Quarter Ended September 30, 2014
	IMTT(1)	Hawaii Gas	Atlantic Aviation	Contracted Power and Energy	Total Reportable Segments
Net income (loss)	$13,726	$5,249	$13,751	$(572)	$32,154
Interest expense, net	5,129	1,589	4,689	2,422	13,829
Provision for income taxes	7,823	3,590	9,231	199	20,843
Depreciation(2)	22,926	1,997	7,203	4,795	36,921
Amortization of intangibles	1,578	311	9,290	190	11,369
Loss on extinguishment of debt	—	—	—	90	90
Loss on disposal of assets	—	—	6	—	6
Loss from customer contract termination	—	—	—	1,269	1,269
Equity in loss of investee	—	—	—	68	68
Other non-cash expense (income)	1,654	453	115	(915)	1,307
EBITDA excluding non-cash items	$52,836	$13,189	$44,285	$7,546	$117,856

(1)	Represents IMTT results subsequent to July 16, 2014, the date of the IMTT Acquisition.
(2)	Depreciation includes depreciation expense for the district energy business, a component of the CP&E segment prior to the Company’s divestiture of the business on August 21, 2014, which was reported in cost of services in the consolidated condensed statements of operations.

	Quarter Ended September 30, 2013
	Hawaii Gas	Atlantic Aviation	Contracted Power and Energy	Total Reportable Segments
Net income	$4,827	$7,569	$3,507	$15,903
Interest expense, net	2,097	11,481	2,172	15,750
Provision for income taxes	3,191	5,185	1,557	9,933
Depreciation(1)	1,849	6,094	3,716	11,659
Amortization of intangibles	311	7,978	329	8,618
Other non-cash expense (income)	604	(1)	(3,805)	(3,202)
EBITDA excluding non-cash items	$12,879	$38,306	$7,476	$58,661

(1)	Depreciation includes depreciation expense for the district energy business, a component of the CP&E segment prior to the Company’s divestiture of the business on August 21, 2014, which was reported in cost of services in the consolidated condensed statements of operations.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

	Nine Months Ended September 30, 2014
	IMTT(1)	Hawaii Gas	Atlantic Aviation	Contracted Power and Energy	Total Reportable Segments
Net income (loss)	$13,726	$17,738	$30,004	$(833)	$60,635
Interest expense, net	5,129	5,267	27,606	7,757	45,759
Provision for income taxes	7,823	11,709	18,001	1,414	38,947
Depreciation(2)	22,926	5,926	20,794	15,268	64,914
Amortization of intangibles	1,578	935	26,239	838	29,590
Loss on extinguishment of debt	—	—	—	90	90
Loss on disposal of assets	—	—	822	—	822
Loss from customer contract termination	—	—	—	1,269	1,269
Equity in loss of investee	—	—	—	68	68
Other non-cash expense (income)	1,654	1,585	271	(3,805)	(295)
EBITDA excluding non-cash items	$52,836	$43,160	$123,737	$22,066	$241,799

(1)	Represents IMTT results subsequent to July 16, 2014, the date of the IMTT Acquisition.
(2)	Depreciation includes depreciation expense for the district energy business, a component of the CP&E segment prior to the Company’s divestiture of the business on August 21, 2014, which was reported in cost of services in the consolidated condensed statements of operations.

	Nine Months Ended September 30, 2013
	Hawaii Gas	Atlantic Aviation	Contracted Power and Energy	Total Reportable Segments
Net income	$16,196	$26,613	$3,805	$46,614
Interest expense, net	5,040	20,206	5,914	31,160
Provision for income taxes	10,669	18,009	2,972	31,650
Depreciation(1)	5,573	17,983	10,195	33,751
Amortization of intangibles	935	23,934	997	25,866
Loss on extinguishment of debt	—	2,434	—	2,434
Loss from customer contract termination	—	—	1,626	1,626
Loss on disposal of assets	—	106	—	106
Other non-cash expense (income)	1,592	(116)	(6,142)	(4,666)
EBITDA excluding non-cash items	$40,005	$109,169	$19,367	$168,541

(1)	Depreciation includes depreciation expense for the district energy business, a component of the CP&E segment prior to the Company’s divestiture of the business on August 21, 2014, which was reported in cost of services in the consolidated condensed statements of operations.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

Reconciliation of total reportable segments’ EBITDA excluding non-cash items to consolidated net income before income taxes are as follows ($ in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total reportable segments EBITDA excluding non-cash items	$117,856	$58,661	$241,799	$168,541
Interest income	10	39	105	182
Interest expense	(16,566)	(15,767)	(48,522)	(31,190)
Depreciation(1)	(36,921)	(11,659)	(64,914)	(33,751)
Amortization of intangibles	(11,369)	(8,618)	(29,590)	(25,866)
Loss on extinguishment of debt	(90)	—	(90)	(2,434)
Loss from customer contract termination	(1,269)	—	(1,269)	(1,626)
Loss on disposal of assets	(6)	—	(822)	(106)
Selling, general and administrative – corporate	(8,860)	(1,278)	(12,139)	(4,987)
Fees to manager	(130,501)	(15,242)	(153,990)	(76,912)
Gain from acquisition/divestiture of businesses	1,027,054	—	1,027,054	—
Equity in earnings and amortization charges of investees	993	8,576	26,079	30,327
Other (expense) income, net	(2,119)	(634)	(1,614)	1,070
Total consolidated net income before income taxes	$938,212	$14,078	$982,087	$23,248

(1)	Depreciation includes depreciation expense for the district energy business, a component of the CP&E segment prior to the Company’s divestiture of the business on August 21, 2014, which was reported in cost of services in the consolidated condensed statements of operations.

Capital expenditures for the Company’s reportable segments were as follows ($ in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
IMTT(1)	$27,340	$—	$27,340	$—
Hawaii Gas	4,372	5,357	12,353	15,402
Atlantic Aviation	10,385	5,511	27,057	16,255
Contracted Power and Energy	3,762	2,116	15,162	19,778
Total	$45,859	$12,984	$81,912	$51,435

(1)	Represents IMTT’s capital expenditures subsequent to July 16, 2014, the date of the IMTT Acquisition.

Property, equipment, land and leasehold improvements, goodwill and total assets for the Company’s reportable segments as of September 30th were as follows ($ in thousands):

	Property, Equipment, Land and Leasehold Improvements		Goodwill		Total Assets
	2014	2013	2014	2013	2014	2013
IMTT	$2,411,641	$—	$1,350,361	$—	$4,094,385	$—
Hawaii Gas	194,562	178,954	120,193	120,193	383,098	380,933
Atlantic Aviation	320,527	259,010	458,666	375,800	1,541,020	1,315,977
Contracted Power and Energy	289,331	339,103	—	17,946	336,651	430,421
Total	$3,216,061	$777,067	$1,929,220	$513,939	$6,355,154	$2,127,331

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

Reconciliation of reportable segments’ total assets to consolidated total assets ($ in thousands):

	As of September 30,
	2014	2013
Total assets of reportable segments	$6,355,154	$2,127,331
Investment in unconsolidated business	—	86,554
Corporate and other	22,444	35,289
Total consolidated assets	$6,377,598	$2,249,174

11. Related Party Transactions

Management Services

At September 30, 2014 and December 31, 2013, the Manager held 3,712,701 shares and 3,120,187 shares, respectively, of the Company. Pursuant to the terms of the management services agreement, or Management Agreement, the Manager may sell these shares at any time. As discussed in Note 9, “Members’ Equity”, as part of the Company’s equity offering completed in May of 2013, the Manager sold 3,182,625 of its shares and received proceeds of $178.2 million, net of underwriting fees and expenses. Under the Management Agreement, the Manager, at its option, may reinvest performance fees and base management fees in shares of the Company.

Since January 1, 2013, the Company paid the Manager cash dividends on shares held for the following periods:

Declared	Period Covered	$ per Share	Record Date	Payable Date	Cash Paid to Manager (in thousands)
October 27, 2014	Third quarter 2014	$0.98	November 10, 2014	November 13, 2014	$(1)
July 3, 2014	Second quarter 2014	$0.95	August 11, 2014	August 14, 2014	$3,402
April 28, 2014	First quarter 2014	$0.9375	May 12, 2014	May 15, 2014	$3,180
February 18, 2014	Fourth quarter 2013	$0.9125	March 3, 2014	March 6, 2014	$2,945
October 25, 2013	Third quarter 2013	$0.875	November 11, 2013	November 14, 2013	$2,442
July 29, 2013	Second quarter 2013	$0.875	August 12, 2013	August 15, 2013	$2,744
April 26, 2013	First quarter 2013	$0.6875	May 13, 2013	May 16, 2013	$1,872

(1)	The amount of dividend payable to the Manager for the third quarter of 2014 will be determined on November 10, 2014, the record date.

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

In accordance with the Management Agreement, the Manager is entitled to a monthly base management fee based primarily on the Company’s market capitalization, and potentially a quarterly performance fee, based on the performance of the Company’s stock relative to a U.S. utilities index. For the quarter and nine months ended September 30, 2014, the Company recorded base management fees of $13.9 million and $32.4 million, respectively, and performance fees of $116.6 million and $121.5 million, respectively, payable to the Manager. Consistent with the Management Services Agreement, the Manager elected to reinvest these fees in additional shares of the Company. However, for the third quarter of 2014, the Board requested, and the Manager agreed, that $65.0 million of the performance fee be settled in cash using the proceeds from the sale of the district energy business in order to minimize dilution. The remainder of the fee of $51.6 million was

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

11. Related Party Transactions  – (continued)

reinvested in additional shares of MIC. For the quarter and nine months ended September 30, 2013, the Company incurred base management fees of $8.3 million and $23.5 million, respectively, and performance fees of $6.9 million and $53.4 million, respectively, payable to the Manager. Except for the portion of the third quarter of 2014 performance fee that was paid in cash in October of 2014, in all of the other periods listed below, the Manager elected to reinvest the base management and any performance fees in additional shares.

The unpaid portion of the base management fees and performance fees, if any, at the end of each reporting period are included in due to manager-related party in the consolidated condensed balance sheets. The following table shows the Manager’s election to reinvest its base management fees and performance fees, if any, in additional shares:

Period	Base Management Fee Amount ($ in thousands)	Performance Fee Amount ($ in thousands)	Shares Issued
2014 Activities:
Third quarter 2014	$13,915	$116,586	947,583	(1)
Second quarter 2014	9,535	4,960	243,329
First quarter 2014	8,994	—	164,546
2013 Activities:
Fourth quarter 2013	$8,455	$—	155,943
Third quarter 2013	8,336	6,906	278,480
Second quarter 2013	8,053	24,440	603,936
First quarter 2013	7,135	22,042	522,638

(1)	In October of 2014, the Board requested, and the Manager agreed, that $65.0 million of the performance fee be settled in cash using the proceeds from the sale of the district energy business in order to minimize dilution. The remainder of the fee of $51.6 million was reinvested in additional shares of MIC. The Company issued 947,583 shares, of which 816,053 shares were issued in October of 2014 for the September of 2014 base management fee and the portion of the third quarter of 2014 performance fee. The Company also paid the cash portion of the performance fee to the Manager during October of 2014.

The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its base management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries and investments, income taxes, audit and legal fees, acquisitions and dispositions and its compliance with applicable laws and regulations. During the quarter and nine months ended September 30, 2014, the Manager charged the Company $186,000 and $394,000, respectively, for reimbursement of out-of-pocket expenses compared with $137,000 and $426,000, for the quarter and nine months ended September 30, 2013, respectively. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in due to manager-related party in the consolidated condensed balance sheets.

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

The district energy business’ credit facility was scheduled to mature in September of 2014. During 2013, the Company engaged MCUSA to assist in identifying and analyzing various alternatives for paying these obligations prior to maturity and obtaining other credit facilities. In August of 2014, the Company paid $1.6 million to MCUSA for such services upon closing of the sale of district energy business. See Note 4, “Acquisitions and Disposition”, for further discussions.

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

During 2013, the Company engaged MCUSA as Joint Bookrunner, Joint Lead Arranger and Syndication Agent in connection with the refinancing of the long-term debt facilities of Atlantic Aviation (“AA Credit Agreement”). Atlantic Aviation closed the refinancing on May 31, 2013. Atlantic Aviation paid $4.0 million to MCUSA for such services, of which $12,000 related to out-of-pocket expenses. On January 22, 2014, Atlantic Aviation entered into an incremental $100.0 million term loan facility on the same terms as the AA Credit Agreement. The Company engaged MCUSA as Joint Bookrunner and paid $16,000 in fees during January of 2014.

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

MIC engaged MCUSA in connection with its ongoing initiative to bring Liquefied Natural Gas to the state of Hawaii. During the nine months ended September 30, 2013, Hawaii Gas incurred $132,000, of which $7,000 related to out-of-pocket expenses incurred in the first quarter of 2013, in fees to MCUSA for such services. No amounts were incurred during the nine months ended September 30, 2014.

Long-Term Debt

As discussed in Note 7, “Long-Term Debt”, Atlantic Aviation entered into a credit agreement on May 31, 2013. The credit agreement provides for a seven-year, $465.0 million senior secured first lien term loan facility and a five-year, $70.0 million senior secured first lien revolving credit facility. The $70.0 million revolving credit facility is provided by various financial institutions, including MBL which provides $15.7 million. At September 30, 2014 and December 31, 2013, the revolving credit facility remained undrawn. For the quarter and nine months ended September 30, 2014, Atlantic Aviation incurred $27,000 and $79,000, respectively, in commitment fees related to MBL’s portion of the revolving credit facility. For the quarter and nine months ended September 30, 2013, Atlantic Aviation incurred $18,000 and $27,000, respectively, in such fees.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

11. Related Party Transactions  – (continued)

In July of 2014, the Company entered into a credit agreement that provides a five-year, $250.0 million senior secured first lien revolving credit facility, of which $50.0 million is committed by MIHI LLC. Upon closing, the Company paid MIHI LLC $250,000 in fees. For the quarter and nine months ended September 30, 2014, the Company incurred $29,000 in commitment fees related to MIHI LLC’s portion of the revolving credit facility.

Other Transactions

Macquarie, through the Macquarie Insurance Facility (“MIF”), has an aggregated insurance buying program. By combining the insurance premiums of Macquarie owned and managed funds, MIF has been able to deliver competitive terms to businesses that participate in the facility. MIF earns a commission from the insurers. No payments were made to MIF by the Company during the nine months ended September 30, 2014 and 2013. In February of 2014, the Company renewed its Directors and Officers liability insurance utilizing several of the MIF insurers.

Atlantic Aviation, Hawaii Gas and CP&E purchase and renew property and casualty insurance coverage on an ongoing basis from insurance underwriters who then pay commissions to MIF. For the nine months ended September 30, 2014 and 2013, no payments were made directly to MIF for property and casualty insurance.

In July of 2014, in connection with the acquisition of the remaining interest of IMTT, the Company purchased insurance from an insurance underwriter who then paid commission to MIF. No payments were made directly to MIF for representations and warranties insurance.

Atlantic Aviation entered into a copiers lease agreement with Macquarie Equipment Finance, or MEF, an indirect subsidiary of Macquarie Group Limited. For the quarter and nine months ended September 30, 2014, Atlantic Aviation incurred $6,000 and $18,000, respectively, in lease expense on these copiers as compared to $6,000 and $17,000 for the quarter and nine months ended September 30, 2013, respectively. As of September 30, 2014 and 2013, Atlantic Aviation had prepaid the October monthly payment to MEF for $2,000, which is included in prepaid expenses in the consolidated condensed balance sheets for respective periods.

Hawaii Gas entered into licensing agreements with Utility Service Partners, Inc. and America’s Water Heater Rentals, LLC, both indirect subsidiaries of Macquarie Group Limited, to enable these entities to offer products and services to Hawaii Gas’s customer base. No payments were made under these arrangements during the nine months ended September 30, 2014 and 2013.

In addition, the Company and several of its subsidiaries have entered into a licensing agreement with the Macquarie Group related to the use of the Macquarie name and trademark. The Macquarie Group does not charge the Company any fees for this license.

12. Income Taxes

The Company expects to incur a federal consolidated taxable loss for the year ending December 31, 2014, which will increase the net operating loss carryforward. The Company believes that it will be able to utilize its federal prior year NOLs, except for approximately $13.3 million, of which $5.5 million was inherited in connection with the IMTT Acquisition. During the nine months ended September 30, 2014, the Company recorded an increase of approximately $2.0 million to the valuation allowance attributable to certain state NOLs. On July 16, 2014, the Company acquired the remaining 50% interest in IMTT and therefore becomes part of the consolidated group. As such, any taxable income earned by IMTT for the short period ending December 31, 2014 will be offset by MIC's NOL carryforwards, and any losses by IMTT would be eligible to be added to MIC’s NOL carryforwards. On August 21, 2014, the Company sold its interest in the district energy business. This resulted in a taxable gain of $30.4 million, which was offset by the Company’s NOLs.

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

The Bayonne, New Jersey terminal, portions of which have been acquired and aggregated over a 30 year period, contain pervasive remediation requirements that were assumed at the time of purchase from the various former owners. One former owner retained environmental remediation responsibilities for a purchased site as well as sharing other remediation costs. These remediation requirements are documented in two memoranda of agreement and an administrative consent order with the state of New Jersey. Remediation efforts entail removal of free product, soil treatment, repair/replacement of sewer systems, and the implementation of containment and monitoring systems. These remediation activities are estimated to span a period of ten to twenty or more years at a cost ranging from $29.7 million to $51.3 million. The remediation activities at the terminal is estimated based on currently available information, in undiscounted U.S. dollars and is inherently subject to relatively large fluctuation.

14. Subsequent Events

Dividend

On October 27, 2014, the Board of Directors declared a dividend of $0.98 per share for the quarter ended September 30, 2014, which is expected to be paid on November 13, 2014 to holders of record on November 10, 2014.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

There have been no changes to legal proceedings set forth under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on February 19, 2014, other than those described in Note 13, “Legal Proceedings and Contingencies”, of the accompanying consolidated condensed financial statements..

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on February 19, 2014, except for the following:

Risks Related to Our Business Operations

Failure to realize anticipated operational improvements from the IMTT acquisition could negatively impact our business; assumption of managerial control over IMTT will be time consuming; IMTT’s business relationships may be adversely impacted by the change in ownership.

We may be unable to timely and effectively integrate the entire IMTT business into our ongoing operations. Integration and assumption of managerial control could be expensive and will be time consuming for our management. We also may not be able to achieve anticipated financial performance of the IMTT business within our expected time frames or at all. In addition, parties with which IMTT does business, including customers, suppliers and regulatory authorities, may experience uncertainty associated with our acquisition of IMTT. As a result, IMTT’s business relationships may be adversely impacted if these parties attempt to negotiate changes in existing business arrangements, which could have an adverse effect on our financial condition and results of operations. In addition, discovery of previously undisclosed or unknown liabilities at IMTT could be material and could adversely affect the Company's business, operating results and financial condition.

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

We and any of our existing and future subsidiaries may incur substantial additional indebtedness in the future. Although the terms of our senior secured revolving credit facility contain limitations on our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions. In addition, IMTT currently has $1.3 billion senior unsecured revolving credit facility in place. If we incur any additional indebtedness that ranks equally with the indebtedness under our senior secured revolving credit facility, the holders of that additional debt will be entitled to share ratably with the lenders or holders of the indebtedness under the senior secured revolving credit facility in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of our Company. If new debt is added to our or any of our subsidiaries’ current debt levels, the related risks that we now face could be exacerbated.

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

We had a non-controlling interest in IMTT from 2006 until July 16, 2014. Our co-investor had primary responsibility for the day to day operations of the business during that time. As such, we relied on the financial reporting of our co-investor, and related reviews conducted by independent auditors, with respect to the performance of the business for that period. To the extent such reporting has been in any way inaccurate or incomplete, correcting or completing the reporting could cause us to restate prior periods and may have an adverse impact on our results both historically and prospectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2014, there were no unregistered sales of equity securities, other than those described in the Company’s Current Report on Form 8-K filed on July 18, 2014, which description is incorporated herein by reference.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC (Registrant)
Dated: October 29, 2014	By: /s/ James Hooke Name: James Hooke Title: Chief Executive Officer
Dated: October 29, 2014	By: /s/ Todd Weintraub Name: Todd Weintraub Title: Chief Financial Officer

EXHIBIT INDEX

Number	Description
2.1***	Stock Purchase Agreement, dated July 7, 2014, by and among Macquarie Terminal Holdings LLC, MCT Holdings LLC, Macquarie Infrastructure Company LLC, IMTT Holdings Inc. and The Voting Trust of IMTT Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 7, 2014)
3.1	Third Amended and Restated Operating Agreement of Macquarie Infrastructure Company LLC (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 22, 2007)
3.2	Amended and Restated Certificate of Formation of Macquarie Infrastructure Assets LLC (incorporated by reference to Exhibit 3.8 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-116244))
4.1	Indenture — Senior Debt Securities, dated as of July 15, 2014, by and between Macquarie Infrastructure Company LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 18, 2014)
4.2	First Supplemental Indenture — 2.875% Convertible Senior Notes due 2019, dated as of July 15, 2014, by and between Macquarie Infrastructure Company LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 18, 2014)
10.1	Registration Rights Agreement, dated July 7, 2014, by and between Macquarie Infrastructure Company LLC and The Voting Trust of IMTT Holdings Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2014)
10.2***	Credit Agreement, dated as of July 7, 2014, by and among Macquarie Infrastructure Company LLC, Macquarie Infrastructure Company Inc., JPMorgan Chase Bank, N.A. and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 7, 2014)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
101.0*	The following materials from the Quarterly Report on Form 10-Q of Macquarie Infrastructure Company LLC for the quarter ended September 30, 2014, filed on October 29, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013, (ii) the Consolidated Condensed Statements of Operations for the quarters and nine months ended September 30, 2014 and 2013 (Unaudited), (iii) the Consolidated Condensed Statements of Comprehensive Income for the quarters and nine months ended September 30, 2014 and 2013 (Unaudited), (iv) the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (Unaudited) and (v) the Notes to Consolidated Condensed Financial Statements (Unaudited).

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Item 601 (b)(2) of Regulation S-K, the schedules to the Stock Purchase Agreement have been omitted. The Company will provide a copy of any omitted schedule to the SEC upon request.

E-1