Form 10-K
period 2014-12-31
Macquarie Infrastructure Co LLC
filed 2015-02-18
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the outstanding shares of stock held by non-affiliates of Macquarie Infrastructure Company LLC at June 30, 2014 was $3,289,655,130 based on the closing price on the New York Stock Exchange on that date. This calculation does not reflect a determination that persons are affiliates for any other purposes.

There were 71,231,631 shares of stock without par value outstanding at February 18, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to Macquarie Infrastructure Company LLC’s Annual Meeting of Shareholders for fiscal year ended December 31, 2014, to be held May 20, 2015 is incorporated by reference in Part III to the extent described therein.

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

Forward-looking statements in this report are subject to a number of risks and uncertainties, some of which are beyond our control, including, among other things:

•	changes in general economic, business or demographic conditions or trends in the United States or changes in the political environment, level of travel or construction or transportation costs, including changes in interest rates and price levels;
•	the ability to service, comply with the terms of and refinance at maturity the substantial indebtedness;
•	disruptions or other extraordinary or force majeure events and the ability to insure against losses resulting from such events or disruptions;
•	the regulatory environment, including U.S. energy policy, and the ability to estimate compliance costs, comply with any changes thereto, rates implemented by regulators, and the relationships and rights under and contracts with governmental agencies and authorities;
•	sudden or extreme volatility in commodity prices;
•	changes in U.S. domestic demand for chemical, petroleum and vegetable and animal oil products, the relative availability of tank storage capacity and the extent to which such products are imported or exported;
•	changes in patterns of commercial or general aviation (GA) air travel, including variations in customer demand;
•	technological innovations leading to a change in energy, production, distribution and consumption patterns;
•	fluctuations in fuel costs, or the costs of supplies upon which the gas processing and distribution business is dependent, and the ability to recover increases in these costs from customers;
•	the ability to make alternate arrangements to account for any disruptions or shutdowns that may affect suppliers’ facilities or the operation of the barges upon which the gas processing and distribution business is dependent;
•	the ability to make, finance and integrate acquisitions and the quality of financial information and systems of acquired entities;
•	the ability to implement operating and internal growth strategies;
•	the competitive environment for attractive acquisition opportunities;
•	environmental risks, including the impact of climate change and weather conditions;

•	the impact of weather events including potentially hurricanes, tornadoes and/or seasonal extremes;
•	changes in electricity or other energy costs, including natural gas pricing;
•	unplanned outage and/or failures of technical and mechanical systems;
•	payment of performance fees to the Manager, if any, that could reduce distributable cash if paid in cash or could dilute existing shareholders if satisfied with the issuance of shares;
•	changes in the current treatment of qualified dividend income and long-term capital gains under current U.S. federal income tax law and the qualification of income and gains for such treatment;
•	work interruptions or other labor stoppages;
•	the inability of principal off-takers in the contracted power businesses to take and/or pay for the energy supplied;
•	the Manager’s affiliation with the Macquarie Group or equity market sentiment, which may affect the market price of LLC interests, or shares;
•	the limited ability to remove the Manager for underperformance and the Manager’s right to resign;
•	unanticipated or unusual behavior of municipalities and states brought about by financial distress;
•	the extent to which federal spending cuts, including potentially those resulting from sequestration, reduce the U.S. military presence on Hawaii or flight activity at airports on which Atlantic Aviation operates; and
•	any event or occurrence that may limit the ability to pay or increase a dividend.

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

Strategy

Our corporate strategy is to own a diversified portfolio of infrastructure businesses and grow shareholder dividends. We intend to achieve this by:

•	driving performance improvement in our existing businesses by:
•	providing the optimal service while maintaining the highest safety, environmental and governance standards;
•	increasing the top-line through effective optimization of price, volume and margin;
•	effectively managing expenses within the businesses and realizing synergies between businesses; and
•	optimizing capital structure and tax planning; and
•	where prudent, deploying incremental capital to:
•	grow our existing businesses; and
•	acquire additional businesses.

General

We own, operate and invest in a diversified group of infrastructure businesses that provide basic services to businesses and individuals primarily in the U.S. The businesses we own and operate include:

•	International-Matex Tank Terminals or “IMTT”: a bulk liquid terminals business which provides bulk liquid storage, handling and other services at ten marine terminals in the United States and two in Canada and is one of the larger participants in this industry in the U.S., based on storage capacity. On July 16, 2014, we completed the acquisition of the remaining 50% interest that we did not previously own;
•	Atlantic Aviation: a network of aviation fixed-base operations (FBOs) that provide fuel, terminal, aircraft hangaring and other services primarily to owners and operators of GA aircraft at 69 airports in the U.S. The network is the one of the largest in the U.S. air transportation industry;
•	Contracted Power and Energy (“CP&E”) Segment: controlling interests in five contracted solar power generation facilities and two contracted wind power generation facilities in the U.S. On August 21, 2014, the Company completed the sale of its controlling interest in the district energy business; and
•	Hawaii Gas: a gas energy company processing and distributing gas and providing related services in Hawaii.

We have elected to treat MIC as a corporation for federal tax purposes. As a result, all investor tax reporting regarding dividends and/or return of capital will be provided on Form 1099.

Industry

Infrastructure businesses, in general, are defined by a combination of the following characteristics:

•	ownership of long-lived, high-value physical assets that are difficult to replicate or substitute around;
•	opportunity to deploy growth capital within those businesses;
•	broadly consistent, relatively inelastic demand for their services;
•	scalability, such that relatively small amounts of growth can generate significant increases in earnings before interest, taxes, depreciation and amortization, or EBITDA;
•	the provision of basic, often essential services;
•	generally predictable maintenance capital expenditure requirements; and
•	preferred competitive positions, largely due to high barriers to entry, including:
•	high initial development and construction costs;
•	difficulty in obtaining suitable land on which to operate;
•	long-term often exclusive concessions or leases and customer contracts; and
•	lack of immediate cost-effective alternatives to customers in the foreseeable future.

Different infrastructure businesses exhibit these above characteristics to different degrees at different times. For instance, GDP correlated businesses, like Atlantic Aviation, may exhibit more volatility during periods of economic downturn than businesses with more contracted revenue streams. While not every business that MIC owns will meet all of the general criteria described above, MIC seeks to own a diversified portfolio of businesses that possesses a balance of the characteristics described above.

In addition to the benefits associated with these characteristics, the revenues generated by most of our infrastructure businesses generally can be expected to keep pace with historically normal rates of inflation. The price escalators built into many customer contracts, and the inflation and cost pass-through adjustments typically a part of pricing terms or provided for by the regulatory process to regulated businesses serve to insulate infrastructure businesses to a significant degree from the negative effects of inflation and commodity price risk. We sometimes employ hedging contracts in connection with our businesses’ floating rate debt and limited commodity price exposure.

Our existing businesses can be categorized as follows:

•	those with revenues derived from contracts, such as:
•	at IMTT and the unregulated business at Hawaii Gas (3 – 5 years); and
•	in our CP&E segment (20 – 25 years);
•	those with regulated revenue such as the utility operations of Hawaii Gas; and
•	those with long-dated concessions, such as Atlantic Aviation, where revenue is derived on a per-use basis.

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

We pay MIMUSA a monthly base management fee based primarily on our market capitalization. Our Manager can also earn a performance fee if the quarterly total return to shareholders (capital appreciation plus dividends) exceeds the quarterly total return of a U.S. utilities index. For MIMUSA to earn the performance fee, MIC’s quarterly total returns must be positive and in excess of any prior underperformance. If payable, the performance fee is equal to 20% of the difference between the benchmark return and the return for our shareholders. The Manager’s election to invest its fees in shares can only change during an 18-trading day window following the Company’s earnings release. Any change would apply to fees paid thereafter. Accordingly, shareholders would have notice of the Manager’s intent to receive fees in cash rather than reinvest before the change was effective.

Our Businesses

Use of Non-GAAP measures

As a result of our acquisition in July of 2014 of the 50% of IMTT that we did not previously own, we generally intend to discuss the performance of our businesses on a consolidated basis in this and subsequent periods. However, where appropriate, we will continue to rely on proportionately combined metrics. Given the nature of the businesses we own and our varied ownership levels in these businesses, management believes that GAAP measures such as net income and cash from operating activities do not fully reflect all of the items that our management considers in assessing the amount of cash generated by our ownership interest in our businesses.

We note that proportionately combined metrics used by us may be calculated in a different manner by other companies, which may limit their usefulness as a comparative measure. Therefore, our proportionately combined metrics should be used as a supplement to, and not in lieu of, our financial results reported under GAAP.

Our proportionately combined financial measures are those attributable to MIC’s ownership interest in each of our operating businesses and MIC Corporate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Summary of Our Proportionately Combined Results” in Part II, Item 7, for our proportionately combined share of gross profit, EBITDA excluding non-cash items and Free Cash Flow for the years ended December 31, 2014 and 2013. The gross profit, EBITDA excluding non-cash items and Free Cash Flow are derived from the “Results of Operations” of our businesses described below.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7, for further information for each of our businesses and Corporate and Other segment to see a reconciliation of EBITDA excluding non-cash to net income (loss), its closest comparable GAAP measure, and to see reconciliation of Free Cash Flow to cash provided by (used in) operating activities, its closest comparable GAAP measure.

IMTT

Business Overview

We owned 50% of IMTT through July 15, 2014. On July 16, 2014, we completed the acquisition of the remaining 50% interest that we did not previously own. IMTT stores or handles petroleum products, various chemicals, renewable fuels and vegetable and animal oils (referred to as “liquid commodities”). IMTT is one of the larger independent providers of bulk liquid terminal services in the U.S., based on capacity. IMTT also owns OMI Environmental Solutions, or OMI (formerly Oil Mop), an environmental emergency response, industrial services, waste transportation and disposal business.

IMTT — (continued)

The table below summarizes the breakdown of revenue generated by IMTT for the year ended December 31, 2014:

Petroleum	Chemical	Renewable/Vegetable & Animal Oil	Other
57%	21%	6%	16	%(1)

(1)	Includes 11% of revenues from spill response activity.

Summary financial information for 100% of IMTT is as follows ($ in millions):

	As of, and for the Year Ended, December 31,
	2014	2013	2012
Revenue(1)	$567.5	$513.9	$474.4
EBITDA excluding non-cash items(2)(3)	285.2	268.5	231.7
Total assets(4)	4,057.9	1,378.9	1,323.9

(1)	Includes $255.9 million in our consolidated revenues, subsequent to July 16, 2014, the date of the IMTT Acquisition.
(2)	See “Business — Our Businesses” in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7, for further information and a reconciliation of net income (loss) to EBITDA excluding non-cash items.
(3)	Includes $127.8 million in our consolidated EBITDA excluding non-cash items, subsequent to July 16, 2014, the date of the IMTT Acquisition.
(4)	Increase in total assets at December 31, 2014 represents the fair value of assets acquired in conjunction with the IMTT Acquisition. See Note 4, “Acquisitions and Disposition”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K.

Industry Overview

Bulk liquid terminals provide an important link in the supply chain for a broad range of liquids such as crude oil (not a material product for IMTT), refined petroleum products and commodity and specialty chemicals. In addition to renting storage tanks, dock access and intra-modal transportation access, bulk liquid terminals generate revenues by offering ancillary services including product transfer (throughput), heating and blending. Pricing for storage and other services typically reflects local supply and demand as well as the specific attributes of each terminal including access to deepwater berths and connections to land-based infrastructure such as roads, pipelines and rail.

Both domestic and international factors influence demand for bulk liquid terminals in the United States. Demand for storage rises and falls according to local and regional consumption. In addition to these domestic forces, import and export activity also accounts for a material portion of the business. Shippers require storage for the staging, aggregation and/or distribution of products before and after shipment. The extent of import/export activity depends on macroeconomic trends such as currency fluctuations as well as industry-specific conditions, such as supply and demand balances in different geographic regions. Current demand for storage is also driven by fluctuations in the current and perceived future price and demand for the product being stored and the resulting temporal price arbitrage.

Sudden, sizeable and largely unforeseen fluctuations in commodity prices, similar to those experienced in the second half of 2014, can cause the bulk liquid terminals industry to enter a temporary state of flux while participants absorb and analyze the impact of the changes. The 2014 price fluctuations and the reoccurrence of a contango for some commodities gave rise to an increase in demand for storage of those commodities. Conversely, the suddenness of the change in the market caused some participants to avoid making long-term storage commitments. Over time we expect these conditions to stabilize.

IMTT — (continued)

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

Strategy

IMTT’s strategy has five primary components:

1.	to continuously drive improvements in safety;
2.	to drive growth in revenue and cash flows by attracting and retaining customers who place a premium on flexibility, speed and efficiency in bulk liquid terminals;
3.	to deploy growth capital to develop existing locations, especially those on the Lower Mississippi River, by constructing new tanks, docks, rail offloading capacity, pipelines or other logistics infrastructure when such construction is supported by customer demand and the returns are attractive;
4.	to improve business processes and systems with particular focus on cost and risk reduction, control of maintenance capital expenditure and revenue optimization; and
5.	to optimize IMTT’s corporate and tax structure through selective acquisitions, divestitures, and partnerships.

Locations

The following table summarizes IMTT’s facilities. This information is as of December 31, 2014 and does not include tanks used in packaging, recovery tanks, and/or other storage capacity not typically available for rent.

Facility	Land	Aggregate Capacity of Storage Tanks in Service (Millions of Barrels)	Percent of Ownership
Facilities in the United States:
Louisiana Terminals	Owned	20.5	100.0%
Bayonne Terminal	Owned	15.9	100.0%
Other Terminals	Owned	3.8	100.0%
Facilities in Canada:
Quebec City, Quebec	Leased	2.0	66.7%
Placentia Bay, Newfoundland	Leased	3.0	20.1%
Total		45.2

All facilities have marine access, road access and, except for Richmond, Virginia and Placentia Bay, Newfoundland, all sites have rail access.

Louisiana Terminals (47% of gross profit)

On the Lower Mississippi River, IMTT currently operates four terminals (St. Rose, Gretna, Avondale and Geismar). With combined storage capacity of 20.5 million barrels, the four sites give IMTT substantial market share in the storage of black oil, bulk liquid chemicals and vegetable oils on the Lower Mississippi River.

IMTT — (continued)

The Louisiana facilities also give IMTT a substantial presence in a key domestic transport hub. The Lower Mississippi River serves as a major transshipment point between the central United States and the rest of the world for agricultural products (such as vegetable oils) and commodity chemicals (such as methanol). The region also has substantial traffic related to the petroleum industry. Gulf Coast refiners and traders send products to other regions of the U.S. and overseas and use IMTT’s Louisiana facilities to perform some of these functions. These facilities enjoy relatively unencumbered marine and road access when compared to other, more congested waterways such as the Houston Ship Canal.

Bayonne Terminals (40% of gross profit)

Located on the Kill Van Kull between New Jersey and Staten Island, the 15.9 million barrel capacity terminal occupies an advantageous position in New York Harbor, or NYH. As the largest independent bulk liquid terminal in NYH, IMTT-Bayonne has substantial market share for third-party storage of refined petroleum products and chemicals.

NYH serves as the main petroleum trading hub in the northeast United States and a physical delivery point for the gasoline and heating oil futures contracts traded on New York Mercantile Exchange (NYMEX). In addition to waterborne shipments, products reach NYH through petroleum product pipelines from the U.S. Gulf region and elsewhere. NYH also serves as the starting point for refined product pipelines linked to inland markets and as a key port for refined petroleum product exports and imports. IMTT-Bayonne has connections to the Colonial, Buckeye and Harbor refined petroleum product pipelines as well as rail and road connections and substantial blending capabilities. As a result, IMTT-Bayonne provides its customers with logistical flexibility.

IMTT-Bayonne has the capability to quickly load and unload the largest bulk liquid transport ships entering NYH. The U.S. Army Corp of Engineers has dredged the Kill Van Kull channel passing the IMTT-Bayonne docks to 50 feet (to date, IMTT has dredged two of its docks to 45.5 feet with a plan to dredge to 47 feet in 2015). Most competitors in NYH have facilities located on the southern portion of the Arthur Kill (water depth of approximately 35 feet) and force large ships to transfer a portion of their cargoes to barges (a process known as lightering) before docking. This technique increases the cost of loading and unloading.

Competition

The competitive environment in which IMTT operates varies by terminal location. The principal competition for each of IMTT’s facilities comes from other bulk liquid terminals facilities located in the same regional market. Secondary competition for IMTT’s facilities comes from bulk liquid terminal facilities located in the same broad geographic region as IMTT’s terminals. For example, bulk liquid terminal facilities located on the Houston Ship Channel provide indirect competition for IMTT’s Louisiana facilities.

Independent terminal operators generally compete on the basis of the location and versatility of facilities, service and price. The services typically provided by the terminal include, among other things, the safe storage of the product at specified temperature, moisture and other conditions, as well as receipt at and delivery from the terminal, all of which must be in compliance with applicable environmental regulations. A favorably located terminal will have access to various cost-effective transportation modes, both to and from the terminal. Transportation modes typically include waterways, railroads, roadways and pipelines. A terminal operator’s ability to obtain attractive pricing is often dependent on the quality, versatility and reputation of the facilities owned by the operator.

We face significant competition from a variety of international, national and regional energy companies, including large, diversified midstream partnerships, global terminal operators and large multi-national energy companies. We believe that we are favorably positioned to compete in the industry due to the strategic location of our terminals in the Gulf Coast and NYH, our reputation, the prices we charge for our services and the connectivity, quality and versatility of our services.

IMTT — (continued)

We believe that significant barriers to entry exist in the storage business. These barriers include significant costs and execution risk, a lengthy permitting and development cycle, financing challenges, shortage of personnel with the requisite expertise and the finite number of sites suitable for development.

Customers

IMTT provides bulk liquid terminal services primarily to vertically integrated petroleum product producers and refiners, chemical manufacturers, food processors and traders of bulk liquid petroleum, chemical and agricultural products. IMTT does not depend on a single customer, the loss of which would have a material adverse effect on IMTT.

Customer Contracts/Agreements

IMTT’s customers are primarily major oil companies, major chemical companies or traders of these commodities. Approximately 50% of IMTT’s 2014 revenue was generated by its top ten customers of which eight were companies rated as investment grade and two were not rated. Customers typically sign medium- term contracts which, among other things, provide for a fixed periodic payment (usually monthly) for access to and use of IMTT’s facilities. This payment may be expressed in terms of cents per barrel of storage capacity, a dollar amount per unit of infrastructure, or a dollar amount per month. These amounts are payable whether they use the facilities or not.

IMTT is responsible for ensuring appropriate care of products stored at its facilities and maintains adequate insurance with respect to its exposure. IMTT does not have material exposure to commodity price fluctuations because IMTT typically does not purchase or market the products that it handles. IMTT’s customers are required to retain title to products stored and have responsibility for securing insurance or self-insuring against loss.

OMI’s customers typically pay a pre-agreed rate for services provided, as and when those services are rendered. The demand for OMI’s services is dependent on a number of difficult-to-forecast events, such as oil spills. Customers of OMI are sometimes customers of IMTT terminals and IMTT is itself a customer of OMI. All transactions between IMTT and OMI are eliminated upon consolidation.

Regulation

The rates that IMTT charges for its services are not subject to regulation. However, a number of regulatory bodies oversee IMTT’s operations. IMTT must comply with numerous federal, state and local environmental, occupational health and safety, security, tax and planning statutes and regulations. These regulations require IMTT to obtain and maintain permits to operate its facilities and impose standards that govern the way IMTT operates its business. If IMTT does not comply with the relevant regulations, it could lose its operating permits and/or incur fines and increased liability. As a result, IMTT has developed environmental and health and safety compliance functions overseen by terminal managers at the terminal level, as well as by IMTT’s Director of Environmental, Health and Safety, Chief Operating Officer and Chief Executive Officer. While changes in environmental, health and safety regulations pose a risk to IMTT’s operations, such changes are generally phased in over time to manage the impact on the industry.

The Bayonne terminal has significant environmental remediation requirements that were partially assumed at the time of purchase from the various former owners. One former owner retained environmental remediation responsibilities for a purchased site as well as responsibility for sharing other remediation costs. Remediation efforts entail removal of the free product, groundwater control and treatment, soil treatment, repair/replacement of sewer systems, and the implementation of containment and monitoring systems. These remediation activities are expected to continue for an additional ten to twenty years. See “Legal Proceedings” in Part I, Item 3, for further discussions.

The Lemont terminal has entered into a consent order with the State of Illinois to remediate contamination at the site that pre-dated IMTT’s ownership. This remediation effort, including the implementation of extraction and monitoring wells and soil treatment, is estimated to continue for an additional ten to twenty years.

IMTT — (continued)

Management

In connection with the IMTT Acquisition on July 16, 2014, each of the then CEO, chairman and head of government relations of IMTT, all of whom were members of the founding family, retired. The CEO of MIC has assumed the role of interim CEO and chairman of IMTT. Two individuals formerly working with MIC have been named CFO and head of financial planning and analysis, respectively, at IMTT. The former CFO of IMTT assumed the role of chief banking officer of IMTT. The day-to-day operations of IMTT’s terminals are overseen by individual terminal managers who are responsible for most aspects of the operations at their respective sites.

Employees

As of December 31, 2014, IMTT (excluding the Newfoundland terminal) had a total of 1,073 employees, of which 231 employees are unionized. We believe employee relations at IMTT are good.

Atlantic Aviation

Business Overview

Atlantic Aviation operates FBOs at 69 airports in the United States. Atlantic Aviation’s FBOs provide fueling and fuel-related services, aircraft parking and hangar services to owners/operators of jet aircraft, primarily to the GA sector of the air transportation industry, but also to commercial, military, freight and government aviation customers.

Summary financial information for Atlantic Aviation is as follows ($ in millions):

	As of, and for the Year Ended, December 31,
	2014	2013	2012
Revenue	$779.3	$725.5	$719.9
EBITDA excluding non-cash items(1)	167.9	144.8	130.8
Total assets	1,537.4	1,369.5	1,311.4

(1)	See “Business — Our Businesses” in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7, for further information and a reconciliation of net income (loss) to EBITDA excluding non-cash items.

Industry Overview

FBOs primarily service the GA segment of the air transportation industry. GA includes corporate and leisure flying and does not include commercial air carriers or military operations. Local airport authorities, the owners of the airport properties, grant FBO operators the right to provide fueling and other services pursuant to long-term ground leases. Fueling services provide the majority of an FBO’s revenue and gross profit.

FBOs generally operate in environments with high barriers to entry. Airports often have limited physical space for additional FBOs. Airport authorities generally do not have an incentive to add additional FBOs unless there is a significant demand for additional services. Government approvals and design and construction of a new FBO can also take significant time and require significant capital expenditures. Furthermore, airports typically impose minimum standards with respect to the experience, capital investment and breadth of services provided by the FBO.

Demand for FBO services is driven by the level of GA flight activity. Atlantic Aviation measures GA activity level by the number of take-offs and landings in a given period. GA business jet take-offs and landings increased by 3.6% in 2014 compared with 2013 according to flight data reported by the Federal Aviation Administration, or “FAA.” GA business jet take-off and landings at locations operated by Atlantic Aviation, which represent approximately 24% of total business jet take-offs and landings, increased by 3.9% for the same period. The business also believes GA flight activity will continue to expand along with increased economic activity in the U.S.

Atlantic Aviation — (continued)

Strategy

Atlantic Aviation is pursuing a strategy that has five principal components. These are:

1.	to make Atlantic Aviation the preferred FBO provider at all of the airports at which it operates by providing the best service and safety in the industry;
2.	to aggressively manage the business so as to optimize its operating expenses;
3.	to grow the business by leveraging the size of the Atlantic Aviation network and its information technology capabilities to identify marketing and cross-selling opportunities;
4.	to effectively deploy capital in equipment and leasehold improvements; and
5.	to optimize the portfolio of FBOs through acquisitions, divestitures and lease extensions.

Operations

The business has high-quality facilities and focuses on attracting customers who desire a high level of personalized service. Fueling and fuel-related services generated 64% of its gross profit in 2014. Other services, including de-icing, aircraft parking, hangar rental and catering, provided the balance. Fuel is stored in fuel tank farms and each FBO operates refueling vehicles owned or leased by the FBO to move fuel from the tank farms to the aircraft being serviced. The FBO either owns or has access to the fuel storage tanks to support its fueling activities. At some of Atlantic Aviation’s locations, services are also provided to commercial airlines and the military. Services provided to the airlines may include refueling from the airline’s own fuel supplies, de-icing and/or ground and ramp handling services.

Atlantic Aviation buys fuel at a wholesale price and sells fuel to customers either at a contracted price, or at a price negotiated at the point of purchase. While wholesale fuel costs can be volatile, Atlantic Aviation generally passes fuel cost changes through to customers and attempts to maintain and, when possible, increase its dollar-based margin per gallon. Atlantic Aviation also fuels aircraft with fuel owned by third parties and charges customers a fee for this service. The business has minimal exposure to commodity price risk as it generally carries a limited inventory of jet fuel on its books.

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

Atlantic Aviation’s EBITDA-weighted average remaining lease length (including extension options) was 19.4 years at December 31, 2013 and 18.8 years at December 31, 2014. The leases at seven of Atlantic Aviation’s FBOs, collectively accounting for 11.2% of Atlantic Aviation’s gross profit, will expire within the next five years. Amortizable intangibles with a definite life pertaining to Atlantic Aviation’s leasehold interest in FBOs may be amortized over a period of time longer than the remaining term of the underlying leasehold interest. To the extent that a lease with an unamortized intangible was not renewed at expiration or an FBO was disposed of prior to full amortization of the intangible occurring, this could potentially trigger a non-cash impairment loss. No individual FBO generates more than 10% of the gross profit of the business at December 31, 2014. Atlantic Aviation does not depend on a single customer, the loss of which would have a material adverse effect on the business.

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

Atlantic Aviation — (continued)

Atlantic Aviation periodically evaluates its portfolio of FBOs and may conclude that some of its sites do not have sufficient scale or do not serve a market with sufficiently strong growth prospects to warrant continued operations at these locations in which case it may elect to sell the site or not renew the lease upon maturity. From 2007 to 2014, Atlantic Aviation exited 12 locations.

In April of 2014, Atlantic Aviation completed the acquisitions of six FBOs (five in Florida and one in Colorado) and one new hangar at one of the six airports on which these FBOs operate. In January of 2015, the business completed the acquisition of another FBO in Florida.

Marketing

Atlantic Aviation has a number of marketing programs, each utilizing an internally-developed point-of-sale system that tracks GA flight movements. One program supports flight tracking and provides customer relationship management data that facilitates up-selling of fuel and optimization of revenue per customer.

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

Atlantic Aviation’s main competitors are Signature Flight Support, Landmark Aviation and Million Air. Other than Signature, these competitors are privately owned. To our knowledge, other than the competitors listed, no other competitor operated more than 20 FBOs in the United States at December 31, 2014.

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

Employees and Management

As of December 31, 2014, the business employed 1,830 people. Approximately 188 employees are subject to collective bargaining agreements. We believe relations with both unionized and non-union employees at Atlantic Aviation are good.

The day-to-day operations of Atlantic Aviation are managed by individual site managers who are responsible for most aspects of the operations at their site. Local managers within a geographic region are supervised by one of four regional managers covering the United States. Atlantic Aviation’s operations are overseen by senior personnel with significant experience in the aviation industry.

Contracted Power and Energy

Business Overview

The businesses in our CP&E segment sell energy generated by their facilities to creditworthy off-takers, typically pursuant to multi-year contracts. These contracts include either long-term power purchase agreements (“PPAs”) or tolling arrangements whereby a counterparty has contracted with the facility to deliver a specified suite of energy and related services. Throughout its existence, MIC has invested in a range of CP&E facilities including in a district energy business that was one of the Company’s seed assets at its IPO in 2004. Subsequently, MIC has invested in electricity generating facilities utilizing wind turbine and solar photovoltaic technologies. MIC expects to continue to seek attractive opportunities in energy and electricity generation, including renewable and conventional technologies. MIC will seek to invest in operating facilities and those that are near construction completion.

At December 31, 2014, CP&E consisted of controlling interests in five solar power generating facilities and two wind power generating facilities. The solar power facilities have an aggregate generating capacity of 57 megawatts, or MW, with two facilities located in Arizona, two facilities located in California and one facility located in Texas. The wind power facilities have an aggregate generating capacity of 203 MW and are located in New Mexico and Idaho.

The seven solar and wind projects sell electricity under PPAs with initial terms of 20 – 25 years. The PPAs have fixed rates for each unit of electricity sold and certain of the PPAs have fixed or CPI-linked escalators. Six of the facilities are owned through tax-equity partnership structures in which we have controlling interests. From these we receive cash distributions disproportionate to our investment during the first several years of the projects’ operations and taxable income or taxable loss disproportionate to our interest thereafter. Our interest in the seventh project is an approximately 75% ordinary economic interest.

The renewable energy facilities utilize arrays of photovoltaic solar panels and wind turbine generators (often on sites spanning thousands of acres) to convert energy from sunlight and wind into electricity. The electricity is aggregated and fed directly into the respective regional power grid. These technologies generally produce predictable amounts of electricity, subject to seasonal and annual variability in insolation and wind. The business also generates Renewable Energy Certificates (“RECs”) based on the amount of electricity provided to off-takers. These RECs are either bundled with the electricity under the terms of the PPAs or sold separately to third-parties.

In 2014, we acquired controlling interests in two wind power generation facilities and divested our controlling interest in the district energy business, consistent with our strategy of optimizing the CP&E portfolio. In January of 2015, we announced that we had entered into an agreement to acquire a 512 MW gas-fired simple cycle power generation facility in Bayonne, NJ known as the Bayonne Energy Center (“BEC”). The transaction is expected to close in the first half of 2015, subject to receipt of required regulatory approvals and satisfaction of other closing conditions customary in a transaction of this size and type.

The BEC facility comprises eight natural gas turbine power generating sets (installed in 2012) based on Rolls Royce engine technology. The BEC facility is located immediately adjacent to IMTT. Power produced by BEC is transmitted via a dedicated cable beneath New York Harbor to a substation in Brooklyn, NY from which it is distributed throughout the New York City power market. The majority of the facility’s output is contracted with a creditworthy power wholesaler that has entered into tolling agreements with BEC for 62.5% of the facility’s capacity. In addition to the tolling agreement revenue and capacity payments from the grid operator, BEC generates energy margin when the facility is dispatched.

CP&E is likely to include a range of conventional and renewable energy generation and distribution technologies and may have fully or partially contracted off-take agreements. Contracts are generally with a specific off-taker, a power remarketer or a financial counterparty that provides a hedge against volatility in revenue. Excess generating capacity can be sold in the spot market. Operations and maintenance (“O&M”) as well as management and administrative services are often provided by contracted third-parties.

Contracted Power and Energy — (continued)

The financial results discussed in this Form 10-K reflect 100% of the full-year performance of the businesses in the CP&E segment, not the contribution based on our economic interest, unless specified. Summary financial information for the CP&E segment, including the results of the district energy business through the date it was divested, is as follows ($ in millions):

	As of, and for the Year Ended, December 31,
	2014	2013	2012
Revenue	$51.1	$57.8	$53.7
EBITDA excluding non-cash items(1)	22.7	24.1	16.5
Total assets	618.2	505.3	365.2

(1)	See “Business — Our Businesses” in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7, for further information and a reconciliation of net income (loss) to EBITDA excluding non-cash items.

Industry Overview

Without the power industry, no other industrial sectors could exist, making the industry one of the largest in the world in terms of the number and value of projects and facilities. In developed economies, aging infrastructure, new technologies, increased legislation regarding emissions and the use of renewable energy are driving capital spending.

The Energy Information Administration is forecasting a decline in the growth rate of demand for electricity in the U.S. At the same time, agencies including the Environmental Protection Agency are developing increasingly stringent emission and other standards for the power generating community. As aging and inefficient generating capacity is retired or replaced, opportunities for development of our CP&E segment are expected to increase.

Increased transaction activity in the electricity generating sector of the industry has been driven by a combination of existing generators optimizing their portfolios together with significant renewable power projects being developed as a result of the adoption of Renewable Portfolio Standards (“RPS”) in a number of states. RPS are regulatory mandates that aim to create demand for electricity derived from renewable sources by obligating utilities and other load-serving entities to provide at least a specific portion of their electricity sales from qualifying renewable technologies by a specified date.

Demand for both existing and greenfield assets has grown as CP&E projects offer an attractive risk-adjusted return, particularly in a low interest rate environment, which has resulted in increased competition. For example, developers have in some cases formed publicly-listed, yield-oriented entities (“YieldCos”) which have access to low-cost capital to construct projects from their own development pipeline and development pipelines for which they have rights of first offer, and to purchase projects from third-parties. Similar to our Company, the YieldCos tend to have a high distribution payout ratio to provide ongoing distributions to their shareholders.

Strategy

The strategy behind our CP&E businesses includes the following components:

1.	to deliver cost-competitive electricity generation in a safe and reliable manner;
2.	to optimize our portfolio of projects through acquisitions, divestitures and PPA and tolling extensions;
3.	to leverage the growing scale of our portfolio to manage costs and increase efficiencies across the business; and
4.	to deploy additional capital at attractive risk-adjusted returns by acquiring electricity generating projects across a range of technologies and geographies.

Contracted Power and Energy — (continued)

Operations

O&M of the CP&E facilities is performed by qualified contracted personnel and by well-respected third-party service providers under long-term contracts for a fixed annual cost. Accordingly, a significant portion of the operating costs of these facilities are highly predictable. The business regularly evaluates which O&M services are best provided by contractors, employees or third-parties.

Customers

The primary customers of the contracted power generation business are creditworthy local electric utilities and a U.S. military base. Customers have entered into PPAs with initial terms ranging from 20 to 25 years.

Seasonality

Each CP&E facility has unique seasonality based on local market factors including weather and energy demand. The solar projects generate a disproportionate amount of their revenue in the summer months when insolation is highest, while wind energy revenues vary by season depending on the geographical location of the specific project. Other CP&E projects may also exhibit seasonality based on the respective market’s varying electricity demand.

Competition

The contracted portion of CP&E’s business is not subject to substantial direct competitive pressure due to the long-term nature of the PPAs and tolling agreements. Certain of our facilities may have incremental generating capacity which is available for sale in the spot power market. These facilities are typically located in capacity constrained geographies where there is an established demand for this additional generation. After the expiration of the PPAs or tolling agreements, our facilities could be subject to greater competition.

Employees and Management

As of December 31, 2014, we own controlling interests in each of the seven operating solar and wind power generation facilities. For the projects which are owned through a tax equity partnership structure, we serve as the managing member of each of the partnerships.

The contracted power generation business has three contractors that provide certain management oversight, while O&M services are provided by contracted personnel and third-parties. Additional resources are provided by the Manager and external third parties as required. As the business grows, we anticipate that we may add further staff as we centralize functions to take advantage of scale efficiencies. Consistent with this approach, contract management and accounting for the five solar projects was insourced in December of 2014.

Hawaii Gas

Business Overview

Hawaii Gas, founded in 1904, is Hawaii’s only government-franchised gas utility, processing and distributing gas throughout the state. The market includes Hawaii’s approximately 1.4 million residents and approximately 8.3 million visitors in 2014. Hawaii Gas services customers throughout Oahu, Hawaii, Maui, Kauai, Molokai and Lanai (“the main islands”).

Hawaii Gas’s primary products consist of:

Synthetic Natural Gas (“SNG”): The business converts a light hydrocarbon feedstock (currently naphtha) into SNG. The product is chemically similar in most respects to natural gas and has a similar heating value on a per cubic foot basis. Hawaii Gas has the only SNG processing capability in Hawaii at its plant located on the island of Oahu. SNG is delivered by underground piping systems to utility customers on Oahu. The business generates hydrogen gas as part of the reforming process that creates SNG, the majority of which currently is extracted and sold to one of the local refineries.

Hawaii Gas — (continued)

Liquefied Petroleum Gas (“LPG”): LPG is a generic name for a mixture of hydrocarbon gases, typically propane and butane. LPG liquefies at a relatively low pressure under normal temperature conditions. As a result, LPG can be stored or transported more easily than natural gas or SNG. Once on shore, LPG is typically transported in cylinders or tanks. Domestic and commercial applications of LPG are similar to those of natural gas and SNG.

Liquefied Natural Gas (“LNG”): In March of 2014, the business received regulatory approval to utilize LNG as a backup fuel for the SNG utility distribution system and currently utilizes conventional intermodal cryogenic containers to transport LNG from the U.S. mainland. The first shipment of LNG was regasified in April of 2014 and LNG operations have been ongoing since that time.

Renewable Natural Gas (“RNG”): The business continues its initiatives to develop RNG and is now evaluating a range of feedstock sources including municipal waste water treatment plants, landfills and biomass.

The utility business includes the processing, distribution and sale of SNG and LNG on the island of Oahu and the distribution and sale of LPG on all of the main islands. The non-utility business sells and distributes LPG to customers on all the main islands. LPG is delivered by truck to individual tanks located on customer sites or is distributed in cylinders filled at central locations.

The gas distributed by Hawaii Gas has a wide range of commercial and residential applications including water heating, drying, cooking, emergency power generation and decorative lighting, such as tiki torches. LPG is also used as a fuel for specialty vehicles such as forklifts. Users include residential customers and a wide variety of commercial, hospitality, military, public sector and wholesale customers.

Hawaii Gas’s products, SNG, LNG and LPG, are relatively clean-burning fuels that produce lower levels of carbon emissions than other hydrocarbon fuels such as coal or oil. This is particularly important in Hawaii where heightened public awareness of the environmental impact of using hydrocarbon fuels makes lower emission fuels attractive to customers.

Hawaii Gas continues to move forward with initiatives to utilize cleaner-burning fuels, including RNG and LNG. RNG projects under development include the recovery of gas from municipal waste water treatment plants and landfills as well as the processing of locally grown biomass. The source gas for these projects is often controlled, directly or indirectly, by state or municipal government, thereby requiring extended procurement processes.

Hawaii Gas is the only company with regulatory approval to land and utilize LNG in Hawaii, currently as a back-up fuel for its SNG system on Oahu. In October of 2014, Hawaii Gas filed an application with the Hawaii Public Utilities Commission, or HPUC, seeking approval to invest $12.8 million in its utility business for a smaller-scale containerized LNG import project to provide natural gas as a replacement for up to 30% of SNG gas demand. Regular deliveries of containerized LNG would commence approximately six-months after receiving HPUC approval.

Hawaii Gas also continues to work with stakeholders throughout the state to pursue a larger-scale bulk import, storage and distribution program to supply multiple end markets including power generation and ground and marine transportation. In November of 2014, Hawaii Gas launched its Invitation to Bid (“ITB”) to more than 55 companies with relevant experience in larger-scale bulk LNG with preliminary bids due in February of 2015. Following a review of the responses, binding bids are expected in the second quarter of 2015, at which time Hawaii Gas will share the findings with the State of Hawaii and key off-takers and identify preferred bidders.

Hawaii Gas — (continued)

The ITB is consistent with a Memorandum of Understanding (“MOU”) signed in December of 2013 by Hawaii Gas and the state’s largest electric utility, the Hawaiian Electric companies (“HECO”), with input from the state. The MOU established key priorities for a larger-scale bulk LNG program as well as a framework for utility collaboration and regulatory oversight. Under the MOU, Hawaii Gas is responsible for developing the on and near-shore infrastructure to support larger-scale LNG delivery in Hawaii in the most cost efficient and least impactful manner.

Summary financial information of Hawaii Gas is as follows ($ in millions):

	As of, and for the Year Ended, December 31,
	2014	2013	2012
Revenue	$264.6	$257.7	$260.5
EBITDA excluding non-cash items(1)	57.0	55.0	56.3
Total assets	394.4	395.5	387.0

(1)	See “Business — Our Businesses” in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7, for further information and a reconciliation of net income (loss) to EBITDA excluding non-cash items.

Hawaii Energy Market Overview

With no locally occurring hydrocarbons, Hawaii has historically relied on imported oil as its primary feedstock, predominantly for electricity generation and as a transportation fuel. Beginning in 2008, with the Hawaii Clean Energy Initiative, the state implemented a renewable portfolio standard that required increasing levels of electricity generation be derived from renewable resources with the goal of cleaner and lower cost electricity in Hawaii. State regulators have subsequently questioned HECO’s strategic planning in response to Hawaii’s changing energy landscape, including the pace at which HECO expects to retire older, less-efficient fossil fuel generation and incorporate greater amounts of distributed and renewable generation. Absent such changes, regulators noted, Hawaii electricity customers will continue to endure the highest electricity prices in the country, approximately three times the national average in 2014. These high electricity prices have contributed to alternative energy sources, including gas and rooftop solar, growing their share of the energy market in Hawaii as customers convert from HECO’s electricity to cleaner and less expensive alternatives.

Hawaii Gas sees a key role for LNG in supporting the State’s clean energy goals by lowering emissions, increasing energy security and decreasing costs for all energy users in Hawaii. LNG end markets include: sale to Hawaii Gas customers as a substitute for SNG; as a transportation fuel, either as LNG or as compressed natural gas; and as a transition fuel for power generation. Hawaii Gas believes that natural gas is a better fuel for power generation in Hawaii compared to fuel oil (currently the primary power generation fuel used in Hawaii) as it is cleaner-burning and less expensive. Further, natural gas-fired power generation better compliments Hawaii’s growing renewable power generation sources given its efficiency and operating flexibility. To date, Hawaii Gas has made very limited progress in discussions with HECO on larger-scale LNG, but will continue to engage HECO (irrespective of future ownership), along with other stakeholders in an effort to advance key energy initiatives.

In April of 2014, the HPUC rejected HECO’s integrated resource plan and announced four major decisions and orders that collectively provided key policy, resource planning and operational directives to HECO. These orders required HECO to develop and implement major improvement action plans to aggressively pursue energy cost reductions, proactively respond to emerging renewable energy integration challenges and embrace customer demand response programs. In August of 2014, HECO responded with a revised plan, as required, and the HPUC has opened a docket to initiate a review.

Hawaii Gas — (continued)

In December of 2014, Hawaiian Electric Industries, HECO’s parent company, announced an agreement to merge with NextEra Energy (“NextEra”), a Florida-based energy company with holdings that include the largest electric utility in Florida. In January of 2015, Hawaiian Electric Industries and NextEra filed a merger application with the HPUC. NextEra has indicated that it supports HECO’s broader strategic goals but does not expect to comment publicly on specific programs or policies until after the transaction closes. This position creates a risk of further delays in advancing key energy initiatives in Hawaii.

Strategy

Hawaii Gas’s strategy has four primary components:

1.	to lower the cost of energy in Hawaii in a safe and environmentally sustainable manner;
2.	to diversify its sources of supply to ensure energy security for Hawaii and to mitigate the impact of potential cost increases to its customers;
3.	to increase and diversify its customer base; and
4.	to maintain positive relationships with regulators, government agencies, customers, communities it serves and other stakeholders.

Customers

Hawaii Gas does not depend on any single customer, the loss of which would have a material adverse effect on the business.

Utility Regulation

Hawaii Gas’s utility business is regulated by the HPUC. The HPUC exercises broad regulatory oversight and investigative authority over all public utility companies in Hawaii.

Rate Regulation.  The HPUC establishes the rates that Hawaii Gas can charge its utility customers via cost of service regulation. Although the HPUC sets the base rate for the SNG and LPG sold by Hawaii Gas’s utility business, the business is permitted to pass through changes in its raw materials cost by means of a monthly fuel adjustment charge, or FAC.

The business’ utility rates are established by the HPUC in periodic rate cases typically initiated by Hawaii Gas. The business initiates a rate case by submitting a request to the HPUC for an increase in rates based, for example, upon materially higher costs related to providing the service. Following initiation of the rate increase request and submissions by other intervening parties of their positions on the rate request, and potentially an evidentiary hearing, the HPUC issues a decision establishing the revenue requirements and the resulting rates that Hawaii Gas will be allowed to charge. The business’s last rate case had a test year of 2009 and was approved in 2010. The business is currently reviewing the timing of its next rate case.

Other Regulations.  In addition to regulating utility rates, the HPUC acts on requests for the acquisition, sale, disposition or other exchange of utility properties, including mergers and consolidations; acts on requests for financings; and approves material supply contracts. When we acquired Hawaii Gas, we agreed to 14 regulatory conditions with the HPUC that address a variety of matters including: a requirement that the ratio of consolidated debt to total capital for Hawaii Gas and HGC Holdings LLC, or HGC, does not exceed 65%; and a requirement to maintain $20.0 million in readily-available cash resources at Hawaii Gas, HGC or MIC. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Part II, Item 7, for further discussions on these requirements and that conditions have been consistently met.

Competition

Depending upon the end-use, the business competes with electricity, diesel, solar, geo-thermal, wind, other gas providers and alternative energy sources. Electricity in Hawaii is generated by four electric utilities and various independent power producers. In addition, residential and some commercial customers in Hawaii have increased the rate at which they are installing distributed solar photovoltaic generating capacity.

Hawaii Gas — (continued)

Utility Business.  Hawaii Gas holds the only government franchise for utility gas services in Hawaii. This enables it to utilize public easements for its pipeline distribution systems. This franchise also provides protection from competition within the same gas-energy sector since the business has developed and owns extensive below-ground distribution infrastructure. The costs associated with developing distribution infrastructure are significant. However, in some instances, the business’ utility customers also have the ability to use alternative sources of energy, such as diesel.

Non-Utility Business.  Hawaii Gas sells LPG in an unregulated market on the main islands of Hawaii. There are two other wholesale companies and several small retail distributors that share the LPG market (some of whom are supplied by Hawaii Gas). Hawaii Gas believes it has a competitive advantage because of its established customer base, storage facilities, distribution network and reputation for reliable service.

Fuel Supply, SNG Plant and Distribution System

Fuel Supply

Hawaii Gas obtains the majority of its LPG supply from off-island producers with the remainder being supplied by Hawaii Independent Energy (“HIE”), formerly Tesoro, which is a subsidiary of Par Petroleum Corporation, and the Chevron oil refinery located on Oahu.

Hawaii Gas obtains all of its naphtha supply, the feedstock for SNG, from HIE. On October 14, 2014, Hawaii Gas and HIE signed an amendment to the Petroleum Feedstock Agreement extending the existing terms through June 30, 2016.

SNG Plant and Distribution System (Utility Business)

Hawaii Gas processes and distributes SNG from its plant located west of the Honolulu business district. The life of the plant continues to be extended through routine maintenance and additional capital investments. A 22-mile transmission pipeline links the SNG plant to a distribution system at Pier 38 in south Oahu. From Pier 38, a pipeline distribution system consisting of approximately 900 miles of distribution and service pipelines transports gas to customers. For the islands other than Oahu, LPG is distributed to the islands by direct deliveries from off-island suppliers by ship and by barge from Oahu. It is then distributed via pipelines to utility customers. Approximately 90% of the business’ pipeline system is on Oahu.

Distribution System (Non-Utility Business)

The non-utility business provides gas to customers on the main islands not connected to the business’ utility pipeline system. The majority of Hawaii Gas’s non-utility customers are on islands other than Oahu. LPG is transported to these islands by direct deliveries from off-island suppliers by ship and by barge from Oahu. The business also owns the infrastructure with which it distributes LPG to its customers, including harbor pipelines, trucks, several holding facilities and storage base-yards on Kauai, Maui and Hawaii.

Environmental Matters

Environmental Permits: Gas processing and distribution requires environmental operating permits. The most significant are air and wastewater permits that are required for the SNG plant. Hawaii Gas is in compliance in all material respects with all applicable provisions of these permits.

Employees and Management

As of December 31, 2014, Hawaii Gas had 315 employees, of which 209 were subject to the terms of a collective bargaining agreement that expires on April 30, 2015. The business believes it has a good relationship with the unionized employees and there have been no major disruptions in operations due to labor matters for over 30 years. Management of the business is headquartered in Honolulu, Hawaii.

Consolidated

Our Employees

As of December 31, 2014, we employed approximately 3,200 people across our consolidated businesses of which approximately 20% were subject to collective bargaining agreements. The holding company itself does not have any employees.

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

Our website is www.macquarie.com/mic. You can access our Investor Center through this website. We make available free of charge, on or through our Investor Center, our proxy statements, annual reports to shareholders, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, as amended, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We also make available through our Investor Center statements of beneficial ownership of the shares filed by our Manager, our directors and officers, any holders of 10% or more of our shares outstanding and others under Section 16 of the Exchange Act.

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

ITEM 1A. RISK FACTORS

An investment in our shares involves a number of risks. The occurrence of any of these risks could have a significant or material adverse effect on our results of operations or financial condition and could cause a corresponding decline in the market price of our shares.

Risks Related to Our Business Operations

Fluctuations in economic, equity and credit market conditions may have a material adverse effect on our results of operations, our liquidity or our ability to obtain credit on acceptable terms.

Should the economic, equity and credit market conditions become disrupted, our ability to raise equity or obtain capital, to repay or refinance credit facilities at maturity, pay significant capital expenditures or fund growth may be costly and/or impaired. Our access to debt financing in particular will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit history and credit capacity, as well as the historical performance of our businesses and lender perceptions of their and our financial prospects. In the event that we are unable to obtain debt financing, particularly as significant credit facilities mature, our internal sources of liquidity may not be sufficient.

Economic conditions may also increase our counterparty risk, particularly in those businesses whose revenues are determined under multi-year contracts, such as IMTT, and businesses within our CP&E segment. Should conditions deteriorate, we would expect to see increases in counterparty defaults and/or bankruptcies, which could result in an increase in bad debt expense and may cause our operating results to decline.

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

The Company is a holding company with no operations. Therefore, it is dependent upon the ability of our businesses to make distributions to the Company to enable it to meet its expenses, and to make dividends to shareholders in the future. The ability of our operating subsidiaries and the businesses in which we will hold investments to make distributions to the Company is subject to limitations based on their operating performance, the terms of their debt agreements, the applicable laws of their respective jurisdictions, and compliance of co-investors with applicable contracts and agreements. In addition, the ability of each business to reduce its outstanding debt will be similarly limited by its operating performance, as discussed below and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

The documents governing our debt impose significant operating and financial restrictions, which may prevent us from pursuing certain business opportunities and taking certain actions.

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

Our strategy includes an expectation that we will find, acquire and integrate additional infrastructure businesses.

Although our businesses tend to benefit from stable fundamental drivers of growth over time, we will attempt to augment that growth by finding, acquiring and integrating additional infrastructure businesses. We may not find or be able to acquire such businesses on economically sensible terms. In addition, we may acquire businesses with financial reporting and control systems that are less sophisticated than ours. If we do make an acquisition, we may not be successful in integrating it into our portfolio and/or achieving the expected level of performance. Failure to do any of these could result in generating less cash than expected or generating growing amounts of cash at a slower than anticipated rate, either of which could result in a reduction in our share price. In January of 2015, we signed an agreement to acquire BEC, subject to receipt of regulatory approvals and satisfaction of customary closing conditions. As with all acquisitions, BEC acquisition may not be completed on a timely basis or at all. If completed, failure to successfully integrate BEC into our portfolio or achieve anticipated operating results could adversely impact our business.

Decreasing the proportion of infrastructure businesses in our portfolio that are not regulated or of predominantly contracted nature increases the potential volatility in our financial results.

With the exception of our airport services business, our businesses generally possess some or all of the typical characteristics of infrastructure — high barriers to entry, generally inelastic demand, long-term contracts/concessions, stable yields, regulated operations, and inflation linked revenue. Our airport services business generates revenue and distributable cash in a way that is broadly reflective of the economic health of the country. To the extent we invest in or acquire businesses with revenue and cash generating capacity that is similarly GDP sensitive or businesses that do not possess the typical characteristics of infrastructure businesses, our financial results could become more volatile and our share price could decline as a result of an increase in the real or perceived increase in risk.

If borrowing costs increase or if debt terms become more restrictive, the cost of refinancing and servicing our debt will increase, reducing our profitability and ability to freely deploy Free Cash Flow.

The majority of indebtedness at our primary businesses matures within three to six years. Refinancing this debt may result in substantially higher interest rates or margins or substantially more restrictive covenants. Any of these could limit operational flexibility or reduce dividends and/or distributions from our operating businesses to us, which would have an adverse impact on our ability to freely deploy Free Cash Flow. We cannot provide assurance that we or the other owners of any of our businesses will be able to make capital contributions to repay some or all of the debt if required.

The debt facilities at our businesses contain terms that become more restrictive over time, with stricter covenants and increased amortization schedules. Those terms will limit our ability to freely deploy Free Cash Flow.

Our holding company level debt could adversely affect our financial condition and results of operations, limit our operational and financing flexibility and negatively impact our business.

We financed a portion of our acquisition of the remaining interest in IMTT with the issuance of convertible senior notes. We also entered into a new senior secured revolving credit facility in connection with the IMTT acquisition. This holding company level debt increases our interest payments and could have significant effects on our business, including the following:

•	we may be required to use a significant portion of our cash flow to pay interest on our indebtedness which will reduce the funds available for dividends to shareholders, additional acquisitions, pursuit of business opportunities or other business purposes;
•	our ability to obtain additional financing may be impaired;
•	it may be more difficult for us to satisfy our financial obligations under our contractual and commercial commitments;
•	our increased level of indebtedness could place us at a competitive disadvantage compared to our competitors that may have proportionately less debt;
•	exposing us to risk of increased interest rates because any borrowings under the senior secured revolving credit facility are at variable rates of interest;
•	our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited; and
•	our indebtedness may make us more vulnerable to economic downturns and adverse developments in our businesses.

We expect to obtain the funds to pay our expenses and to repay our indebtedness primarily from our operating businesses. Our ability to meet our expenses and make these payments therefore depends on the future performance of our businesses, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our businesses may not generate sufficient cash flow from operations in the future, which could result in our inability to repay indebtedness or to fund other liquidity needs. As a holding company with no operations, we are dependent on the ability of our businesses to make distributions to us to pay our expenses and repay our indebtedness. In addition, the senior secured revolving credit facility is guaranteed by Macquarie Infrastructure Company Inc., or MIC Inc., our direct, wholly owned subsidiary. MIC Inc. is a holding company whose only material asset is the capital stock of our other subsidiaries. If we do not have enough funds, we may be required to refinance all or part of our then existing debt, sell assets or borrow more funds, which we may not be able to accomplish on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements may restrict us from pursuing any of these alternatives.

We and any of our existing or future subsidiaries may incur substantially more indebtedness in the future. This could further exacerbate the risks to our business as described herein.

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

We own, and may acquire in the future, investments in which we share voting control and, consequently, our ability to exercise significant influence over the business may be limited.

While it is our preference to own our businesses outright or to be able to exercise significant influence over our investments, including with respect to the timing and amount of distributions to us from those businesses, we may in some cases find the potential economic benefits of owning less than a controlling interest to be compelling. In such cases we will attempt to co-invest with like-minded individuals/organizations. However, there can be no certainty that our interests with such co-investor(s) will always be aligned or that we will always be in a position to determine the amount and timing of distributions from such investments.

Disputes with a prior co-investor has resulted in our being involved in an arbitration proceeding. While we prevailed in this arbitration, it was costly and diverted the attention of our management and there was a delay associated with receipt of the benefits to which we were entitled.

Our ability to influence a joint venture business is typically governed by (and may be limited to) our rights under a shareholders’ agreement. We may not directly manage the day to day operations of a joint venture, and we may not be provided with notice of material events with respect such joint venture businesses (including, without limitation, potential liabilities for environmental health and safety (“EHS”) matters) in as timely a manner and with the same level of detail as we would if we were in such a day-to-day management role.

If we do not manage the day-to-day operations of a joint venture, we may not have complete visibility into operational and financial systems, controls or processes, including among others, as they relate to EHS measures. We may not be able to evaluate whether such financial, operational, or EHS systems or controls are sufficiently robust or executed appropriately.

Our businesses are subject to environmental risks that may impact our future profitability.

Our businesses (including businesses in which we invest) are subject to numerous statutes, rules and regulations relating to environmental protection. Atlantic Aviation is subject to environmental protection requirements relating to the storage, transport, pumping and transfer of fuel. Hawaii Gas is subject to risks and hazards associated with the refining, handling, storage and transportation of combustible products. These risks could result in substantial losses due to personal injury, loss of life, damage or destruction of property and equipment and environmental damage. Any losses we face could be greater than insurance levels maintained by our businesses, which could have an adverse effect on their and our financial results. In addition, disruptions to physical assets could reduce our ability to serve customers and adversely affect sales and cash flows.

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

Our businesses are subject to federal, state and local safety, health and environmental laws and regulations. These laws and regulations affect all aspects of their operations and are frequently modified. There is a risk that any one of our businesses may not be able to comply with some aspect of these laws and regulations, resulting in fines or penalties. Additionally, if new laws and regulations are adopted or if interpretations of existing laws and regulations change, we could be required to increase capital spending and incur increased operating expenses in order to comply. Because the regulatory environment frequently changes, we cannot predict when or how we may be affected by such changes. Environmental emissions and other compliance testing technologies continue to improve, which may result in more stringent, targeted environmental regulations and compliance obligations in the future, for example at IMTT, the costs of which could be material and adversely affect our cash flows and results of operations.

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

Our contracts with government entities may also contain clauses more favorable to the government counterparty than a typical commercial contract. For instance, a lease, concession or general service contract may enable the government to terminate the agreement without requiring them to pay adequate compensation. In addition, government counterparties also may have the discretion to change or increase regulation of our operations, or implement laws or regulations affecting our operations, separate from any contractual rights they may have. Governments have considerable discretion in implementing regulations that could impact these businesses. Governments may be influenced by political considerations to take actions that may hinder the efficient and profitable operation of our businesses.

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

Where our businesses are sole or predominant service providers in their respective service areas and provide services that are essential to the community, they are likely to be subject to rate regulation by governmental agencies that will determine the prices they may charge. We may also face fees or other charges imposed by government agencies that increase our costs and over which we have no control. We may be subject to increases in fees or unfavorable price determinations that may be final with no right of appeal or that, despite a right of appeal, could result in our profits being negatively affected. In addition, we may have very little negotiating leverage in establishing contracts with government entities, which may decrease the prices that we otherwise might be able to charge or the terms upon which we provide products or services. Businesses we acquire in the future may also be subject to rate regulation or similar negotiating limitations.

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

A significant and sustained increase in the price of oil could have a negative impact on the profitability of a number of our businesses. Higher prices for jet fuel could result in less use of aircraft by GA customers, which would have a negative impact on the profitability of Atlantic Aviation. Higher fuel prices could increase the cost of power to our businesses generally which they may not be able to fully pass on to customers.

A sustained period of low energy prices may foreshadow a downturn in economic activity, and capital investment in particular, that could have a negative impact on the performance and prospects of one or more of our businesses.

A period of low energy prices, or what has been characterized as an “oil” or “energy” glut, may not drive an increase in economic activity and capital investment. If instead there results in a lack of growth in economic activity and capital investment, and a slowing of the economy, demand for products and services provided by our airport services and/or bulk liquid terminal businesses may flatten or decline. A decline in the performance of these businesses could result in a decline in the value of our shares.

Energy efficiency and technology advances, as well as conservation efforts and changes in the sources and types of energy produced in the U.S. may result in reduced demand for our products and services.

The trends toward increased conservation, as well as technological advances including installation of improved insulation, the development of more efficient heating and cooling devices and advances in energy generation technology, may reduce demand for certain of our products and services. During periods of high energy commodity costs, the prices of certain of our products and services generally increase, which may lead to customer conversation. In addition, federal and/or state regulation may require mandatory conservation measures, which would also reduce demand.

The discovery and development of new and unconventional energy sources in the U.S. may drive changes in related energy product logistics chains. The location and exploitation of these new energy sources could result in the dislocation of certain portions of some of our businesses. Either or both of these changes in energy supply chain logistics or trends toward increased conservation could reduce demand for our products and services and could adversely affect our results of operations.

Each of our businesses experience a measure of seasonality and such seasonality may cause fluctuations in our results of operations.

Although infrastructure business tend to produce stable financial results owing to a preponderance of contracted/concession based revenues and the provision of generally essential services, each of our businesses operates in an environment which can generate seasonal variations in results. Our bulk liquid terminals business may generate incrementally more cash during cold weather months as a result of increased heating, throughput of certain products such as heating oil or the reduction in maintenance expenses. Our aviation services business may generate relatively more cash during cold weather months as a result of increased GA traffic into bases in Florida and intermountain West. Our solar power generation facilities may generate incrementally more cash during summer months when the number of daylight hours increases. Our gas production and distribution business may generate incrementally more cash during the peak tourism periods in Hawaii between mid-December and the end of March and from mid-June through mid-September. To the extent that our businesses collectively appear to generate more cash in the first quarter of the year, such performance, if annualized, could result in an overly optimistic estimate of the value of our shares.

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

We may face a greater exposure to terrorism than other companies because of the nature of our businesses.

We believe that our infrastructure businesses face a greater risk of terrorist attack than other businesses, particularly our operations within the immediate vicinity of metropolitan and suburban areas. Because our businesses provide basic services relied on by many people, our facilities may be at greater risk for terrorism attacks than other businesses, which could affect its operations significantly. Any terrorist attacks that occur at or near our business locations would likely to cause significant harm to our employees and assets. In recent years, insurers have significantly reduced the amount of insurance coverage available for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events. A terrorist attack that makes use of our property, or property under our control, may result in liability far in excess of available insurance coverage. In addition, any terrorist attack, regardless of location, could cause a disruption to our business and a decline in earnings. Furthermore, it is likely to result in an increase in insurance premiums and a reduction in coverage, which could cause our profitability to suffer.

Risks Related to IMTT

IMTT’s business is dependent on the demand for bulk liquid terminals capacity in the locations where it operates.

Demand for IMTT’s bulk liquid terminals is largely a function of U.S. domestic demand for chemical, petroleum and vegetable and animal oil products and, less significantly, the extent to which such products are imported into and/or exported out of the United States. U.S. domestic demand for chemical, petroleum and vegetable and animal oil products is influenced by a number of factors, including economic conditions, growth in the U.S. economy, the pricing of chemical, petroleum and vegetable and animal oil products and their substitutes. Import and export volumes of these products to and from the United States are influenced by demand and supply imbalances in the United States and overseas, the cost of producing chemical, petroleum and vegetable and animal oil products domestically versus overseas and the cost of transporting the products between the United States and overseas destinations. Specifically, increased production of natural gas or crude from mainland North America or the volatility of global crude prices may increase or decrease the demand for bulk liquid terminals. This situation continues to develop and the effects are not yet predictable.

In addition, changes in government regulations that affect imports and exports of bulk chemical, petroleum, renewable fuels and vegetable and animal oil products, including the imposition of surcharges or taxes on imported or exported products, could adversely affect import and export volumes to and from the United States. A reduction in demand for bulk liquid terminals, particularly in NYH or the Lower Mississippi River, as a consequence of lower U.S. domestic demand for, or imports/exports of, chemical, petroleum or vegetable and animal oil products, could lead to a decline in storage rates and tankage volumes rented out by IMTT and adversely affect IMTT’s revenue and profitability and the distributions it makes to us.

IMTT’s business could be adversely affected by a substantial increase in bulk liquid terminals capacity in the locations where it operates or in other alternative or substitute locations.

An increase in available bulk liquid terminal capacity in excess of growth in demand for such storage in the key locations in which IMTT operates, such as NYH and the Lower Mississippi River, or in Houston or other parts of the Gulf Coast could result in overcapacity and a decline in storage rates and tankage volumes rented out by IMTT and could adversely affect IMTT’s revenue and profitability and the distributions it makes to us.

If IMTT does not deploy capital for growth or make such deployment on economically acceptable terms, any future growth of the business may be limited.

A portion of IMTT’s historical growth has been dependent on the deployment of growth capital. We believe that there remains considerable opportunity for IMTT to deploy growth capital at levels similar to those experienced between 2006 and 2012. If IMTT cannot find projects with economically acceptable terms, future growth of this business may be limited.

Failure to realize anticipated operational improvements following the IMTT acquisition could negatively impact our business; assumption of managerial control over IMTT will be time consuming; IMTT’s business relationships may be adversely impacted by the change in ownership.

We may be unable to timely and effectively integrate the entire IMTT business into our ongoing operations. Integration and assumption of managerial control could be expensive and is time consuming for our management. We also may not be able to achieve anticipated financial performance of the IMTT business within our expected time frames or at all. In addition, parties with which IMTT does business, including customers, suppliers and regulatory authorities, may experience uncertainty associated with our acquisition of IMTT. As a result, IMTT’s business relationships may be adversely impacted if these parties attempt to negotiate changes in existing business arrangements, which could have an adverse effect on our financial condition and results of operations.

A continued or sustained decrease in the global price of crude oil and its derivative products may negatively impact IMTT’s operations.

A decrease in oil prices over a long period of time may cause IMTT’s customers to have a lower level of demand for the services IMTT provides. Uncertainty in the oil markets may also result in IMTT’s customers entering into shorter term contracts for product storage than they have previously. This would increase the frequency of customer contract renewals and negotiations and may result in more volatility in earnings. IMTT customers that are negatively impacted by reduced oil prices may seek to renegotiate contract pricing or storage capacity in order to reduce operating costs. Low oil prices may also result in a lower level of growth capital expenditures by IMTT as its customers may not require additional storage or logistics assets to be constructed, which may limit IMTT’s future growth.

Some of IMTT’s current agreements may be terminated at the end of the current renewal term upon requisite notice or renewed on different terms. If one or more of the current agreements is terminated and IMTT is unable to secure comparable alternative arrangements, its financial condition and results of operations may be adversely affected.

Upon expiration, agreements can generally be terminated by either party upon the giving of the requisite notice. If any of IMTT’s agreements are terminated and IMTT is unable to secure comparable alternative arrangements, IMTT may not be able to generate sufficient additional revenue from third parties to replace any shortfall. Additionally, IMTT may incur substantial costs if modifications to its terminals are required by a new or renegotiated agreement.

IMTT could incur significant costs and liabilities in responding to contamination that occurs at its facilities.

There is inherent risk of incurring significant environmental costs and liabilities in IMTT’s operations due to its handling of petroleum hydrocarbons, hazardous substances and wastes, because of air emissions, water discharges and waste practices related to its operations, and as a result of historical operations and waste disposal practices of prior owners of IMTT’s facilities. IMTT’s pipeline and terminal facilities have been used for transportation, storage and distribution of crude oil, refined petroleum products and chemicals for many years. Although IMTT has utilized operating and disposal practices that were standard in the industry at the time, refined petroleum products or crude oil, hydrocarbons, hazardous substances and wastes from time to time have been spilled or released on or under the terminal properties.

In addition, the terminal properties were previously owned and operated by other parties and those parties from time to time also have spilled or released refined petroleum products or crude oil, hydrocarbons, hazardous substances or wastes. The terminal properties are subject to federal, state and local laws that impose investigatory, corrective action and remedial obligations, some of which are joint and several or strict liability obligations without regard to fault, to address and prevent environmental contamination. IMTT may incur significant costs and liabilities in responding to any soil and groundwater contamination that occurs on its properties, even if the contamination was caused by prior owners and operators of its facilities. IMTT may not be able to recover some or any of these costs from insurance or other sources of contractual indemnity. To the extent that the costs associated with meeting any or all of these requirements are substantial and not adequately provided for, there could be a material adverse effect on IMTT’s business, financial condition and results of operations.

IMTT may incur significant costs and liabilities in complying with stringent environmental and occupational health and safety laws and regulations.

IMTT’s operations involve the transportation and storage of petroleum and chemical products which are subject to federal, state, and local laws and regulations governing release of materials and vapors into the environment, occupational health and safety aspects of our operations, and otherwise relating to the protection of the environment. Compliance with this complex array of federal, state, and local laws and regulations is difficult and may require significant capital expenditures and operating costs to mitigate or prevent pollution. Moreover, IMTT’s business is subject to accidental spills, discharges or other releases of petroleum or chemical products or other hazardous substances or wastes into the environment and neighboring areas, in which events joint and several, strict liability may be imposed against us under certain environmental laws for costs required to remediate and restore impacted properties, for claims made by neighboring landowners and other third parties for personal injury, natural resource and property damages, and for costs required to conduct health studies. Failure to comply with applicable environmental, health, and safety laws and regulations may result in the assessment of sanctions, including fines, administrative, civil or criminal penalties, and permit revocations, the imposition of investigatory, corrective action, or remedial obligations and the issuance of injunctions limiting or prohibiting some or all of IMTT’s operations.

New laws and regulations, amendment of existing laws and regulations, increased government enforcement or other developments could require IMTT to make additional unforeseen expenditures. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. IMTT is not able to predict the impact of new or changed laws or regulations or how such legal requirements are interpreted or enforced, but any such expenditures or costs for environmental and occupational health and safety compliance could have a material adverse effect on its results of operations, financial condition and profitability.

IMTT’s business involves hazardous activities and is partly located in a region with a history of significant adverse weather events and is potentially a target for terrorist attacks. We cannot assure that IMTT is, or will be in the future, adequately insured against all such risks.

The transportation, handling and storage of petroleum, chemical and vegetable and animal oil products are subject to the risk of spills, leakage, contamination, fires and explosions. Any of these events may result in loss of revenue, loss of reputation or goodwill, fines, penalties and other liabilities. In certain circumstances, such events could also require IMTT to halt or significantly alter operations at all or part of the facility at which the event occurred. IMTT carries insurance to protect against most of the accident-related risks involved in the conduct of the business; however, the limits of IMTT’s coverage mean IMTT cannot insure against all risks. In addition, because IMTT’s facilities are not insured against loss from terrorism or acts of war, such an attack that significantly damages one or more of IMTT’s major facilities would have a negative impact on IMTT’s future cash flow and profitability and the distributions it makes to us. Further, future losses sustained by insurers during hurricanes in the U.S. Gulf and Northeast regions may result in lower insurance coverage and/or increased insurance premiums for IMTT’s properties.

Information about IMTT’s historical operations of which we are not currently aware could cause either or both of IMTT’s and our performance in the future to be different than our current expectations and such differences could be material.

We own 100% of IMTT since July 16, 2014, the date of the acquisition. Prior to the acquisition, our co-investor had primary responsibility for the day-to-day operations of the business during that time. As such, we relied on the financial reporting of our co-investor, and related reviews conducted by independent auditors, with respect to the performance of the business for that period. To the extent such reporting has been in any way inaccurate or incomplete, correcting or completing the reporting could cause us to restate our financial statements for prior periods and could result in the identification of previously unknown liabilities, and may have an adverse impact on our results both historically and prospectively.

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

IMTT’s business could be adversely affected by the insolvency of large customers.

IMTT has a number of customers that together generate a material proportion of IMTT’s revenue and gross profit. In 2014, IMTT’s ten largest customers by revenue generated approximately 50% of IMTT revenue. The insolvency of any of these large customers could result in an increase in unutilized storage capacity in the absence of such capacity being rented to other customers and adversely affect IMTT’s revenue and profitability and the distributions it makes to us.

Risks Related to Atlantic Aviation

Deterioration in the economy in general or in the aviation industry that results in less air traffic at airports that Atlantic Aviation services would have a material adverse impact on our business.

A large part of the business’ revenue is derived from fueling and other services provided to GA customers and, to a lesser extent, commercial air travelers. An economic downturn could reduce the level of air travel, adversely affecting Atlantic Aviation. GA travel is primarily a function of economic activity. Consequently, during periods of economic downturn, FBO customers are more likely to curtail air travel.

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

In addition, changes to regulations governing the tax treatment relating to GA travel, either for businesses or individuals, may cause a reduction in GA travel. Increased environmental regulation restricting or increasing the cost of aviation activities could also cause the business’ revenue to decline.

Atlantic Aviation is subject to a variety of competitive pressures, and the actions of competitors may have a material adverse effect on its revenue, market share, and fuel margins, causing a decline in the profitability of that business.

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

Atlantic Aviation’s revenue is derived from long-term leases at 69 airports in the U.S. If Atlantic Aviation defaults on the terms and conditions of its leases, including upon insolvency, the relevant authority may terminate the lease without compensation. In this case, Atlantic Aviation would then lose the income from that location and potentially the expected returns from prior capital expenditures. Atlantic Aviation would also likely be in default under the loan agreements and be obliged to repay its lenders a portion or the entire outstanding loan amount. Any such events would have a material adverse effect on Atlantic Aviation’s results of operations.

The business may be exposed to sudden and extreme volatility in commodity prices directly or indirectly.

Aviation fuel is generally stored on site in fuel farms. In some instances these fuel farms are owned by the FBO operator and in other instances they are owned by a third party, usually the airport or a third party fuel provider. Extreme and sudden movements in underlying commodity prices may impact the value of an FBO operator’s fuel inventory as well as the margin the FBO operator earns on fuel. In addition, extreme and sudden movements in commodity prices may impact overall GA activity levels.

Failure to complete, or realize anticipated performance from acquisitions could negatively impact Atlantic Aviation; the business’ increased indebtedness after the acquisitions could reduce our operating flexibility.

Completing acquisitions are subject to a number of conditions, and we may not complete our acquisitions on a timely basis or at all, which could have an adverse effect on the business and results of operations of our Atlantic Aviation business.

FBO industry participants are often smaller, private companies with less sophisticated information systems and financial reporting and control capabilities. Acquisitions are typically privately owned and have financial reporting and control systems that are less sophisticated than ours. If we complete the acquisitions, we may be unable to integrate the assets into our existing operations on a timely basis or to achieve expected efficiencies. The integration could be expensive and could be time consuming for our management.

We may not be able to achieve anticipated levels of financial performance at the acquired assets within our expected time frames or at all. In addition, Atlantic Aviation has incurred indebtedness to fund a portion of the acquisitions. This increased level of indebtedness will increase interest expense and could reduce funds available for reinvestment or distribution to MIC.

Deterioration of business jet traffic at airports where Atlantic Aviation operates would decrease Atlantic Aviation’s ability to refinance or service its debt.

As of December 31, 2014, Atlantic Aviation had total long-term debt outstanding of $611.3 million, consisting of $606.6 million in term loan debt and $4.7 million in stand-alone debt facilities. The terms of these debt arrangements require compliance with certain operating and financial covenants. The ability of Atlantic Aviation to meet its respective debt service obligations and to refinance or repay their outstanding indebtedness will depend primarily upon cash produced by this business.

Reductions in U.S. military spending could result in a reduction in demand for services provided by Atlantic Aviation at certain airports in the U.S.

The U.S. military operates non-combat aircraft that are serviced at Atlantic Aviation FBOs around the U.S. and combat and non-combat aircraft at certain airports where fueling and fuel-related services are provided by Atlantic Aviation. Cuts in U.S. military spending, to the extent they result in a reduction in the number of flights by military aircraft, could reduce revenue at Atlantic Aviation.

Regulators, such as The Transportation Security Administration (or TSA), have and may continue to consider new regulations which could impair the relative convenience of GA and adversely affect demand for Atlantic Aviation’s services.

The business believes that new regulations, if implemented, could affect Atlantic Aviation, its customers and the airports at which it operates. Such rules could decrease the convenience and attractiveness of GA travel relative to commercial air travel and, therefore, may adversely impact demand for Atlantic Aviation’s services.

The lack of accurate and reliable industry data can result in unfavorable strategic planning, mergers and acquisitions and macro pricing decisions.

The business uses industry and airport-specific GA traffic data published by the FAA to identify trends in the FBO industry. The business also uses this traffic data as a key input to decision-making in strategic planning, mergers and acquisitions and macro pricing matters. However, as noted by the FAA on their website, the data has several limitations and challenges. As a result, the use of the FAA traffic data may result in conclusions in strategic planning, mergers and acquisitions or macro pricing decisions that are ultimately sub-optimal.

Risks Related to CP&E

CP&E depends on counterparties performing in accordance with their agreements. If they fail to so perform, our CP&E businesses could incur substantial losses of revenue or additional expenses and business disruptions.

CP&E is exposed to the risk that counterparties under long-term agreements will not perform their obligations in accordance with such agreements. Should they fail to so perform, CP&E may be required to seek alternative purchasers of the power produced by our CP&E facilities. The failure of any of the parties to perform in accordance with these agreements could adversely affect CP&E’s results of operations, cash flows and financial condition.

The generation of electricity from our solar and wind power generation facilities is dependent on meteorological conditions. If conditions are unfavorable, CP&E’s generation facilities may underperform which could materially adversely affect CP&E’s financial condition, cash flows and result of operations.

Certain of CP&E’s power generation facilities are dependent on the available solar and wind resources. Historical solar insolation and wind speed data, combined with computer modeling, is used to project expected power generation. Actual conditions are beyond our control and may vary from our projections. If actual conditions cause material underperformance, CP&E’s result of operations, cash flows and financial condition may be materially adversely affected. This may cause a default under some or all of CP&E’s debt facilities and/or limit CP&E’s ability to pay distributions to MIC.

CP&E depends on electric interconnection and transmission facilities that we do not own or control and that are potentially subject to transmission constraints. If these facilities fail to provide adequate transmission capacity, CP&E may be restricted in its ability to deliver electricity to customers.

CP&E depends on electric interconnection and transmission facilities owned and operated by others to deliver the power it generates under specific contracts agreed with CP&E. Within certain of these contracts, there are provisions that allow for occasional curtailment of electricity generated by CP&E due to the limitations of the transmission system or electricity grid. Any constraints on, or the failure of, interconnections or transmission facilities could prevent CP&E from selling power and could adversely affect CP&E’s results of operations, cash flows and financial condition.

Some of our generating capacity and/or the associated attributes of our facilities are not contracted and the price at which we can sell electricity and related products and services may be impacted by price fluctuations in the wholesale power and energy markets.

Market prices for electric generation, capacity and ancillary services are unpredictable and may fluctuate substantially. Unlike most other commodities, power can only be stored on a very limited basis and generally must be produced concurrently with its use. As a result, power prices are subject to significant volatility due to supply and demand imbalances, especially in the day-ahead and spot markets. CP&E’s results of operations, cash flows and financial condition may be impacted by lower prices for wholesale power.

Maintenance, expansion and refurbishment of power generation facilities involve significant risks that could result in unplanned power outages or reduced output.

Our facilities may require periodic upgrading and improvement. Any unexpected operational or mechanical failure, including failure associated with breakdowns and forced outages, and any decreased operational or management performance, could reduce our facilities’ generating capacity or generation below expected levels, reducing our revenues. Degradation of the performance of our facilities above levels provided for in the related PPAs may also reduce our revenues. Unanticipated capital expenditures associated with maintaining, upgrading or repairing our facilities may also reduce profitability. Any of these factors could adversely affect CP&E’s results of operations, cash flows and financial condition.

Laws, governmental regulations and policies supporting renewable energy, and specifically solar and wind energy (including tax incentives), could change at any time, including as a result of new political leadership, and such changes may materially adversely affect our business and our growth strategy.

Renewable generation assets currently benefit from various federal, state and local governmental incentives. In the United States, these incentives include investment tax credits, or “ITCs,” cash grants in lieu of ITCs, loan guarantees, RPS programs, modified accelerated cost-recovery system of depreciation and bonus depreciation. In addition, many U.S. states have adopted RPS programs mandating that a specified percentage of electricity sales come from eligible sources of renewable energy. If these government incentives or RPS requirements are reduced or eliminated, it could lead to fewer future power contracts or lead to lower prices for the sale of power in future power contracts, which could have a material adverse effect on future projects.

We are exposed to the risk of fuel price volatility and interruptions in supplies.

Under certain future PPAs, we may be responsible for the purchase of fuel and face the risks of supply interruptions and fuel price volatility, as fuel deliveries may not exactly match those required for energy sales.

CP&E acquisitions or future expansions of existing businesses may expose us to development risk.

We may acquire CP&E businesses or invest additional capital in existing facilities that requires the development of new CP&E projects or facilities and exposes us to the project development risks associated with new power projects. These risks may include excessive delays or costs related to obtaining necessary permits and approvals, environmental remediation costs, technology failures, counterparty contract and construction risk, any or all of which may adversely affect the operational and financial performance of the business.

We may not be able to replace expiring PPAs or tolling agreements with contracts on similar terms. If we are unable to replace an expired contract with an acceptable new contract, we may experience lower than anticipated revenues.

We may not be able to replace an expiring PPA or tolling arrangement with a contract on equivalent terms and conditions, including at prices that permit operation of the related facility on a profitable basis. If we are unable to replace an expiring contract, the affected site may temporarily or permanently cease operations. In the case of a facility that ceases operations, the PPA may require that we remove the assets, including fixing or reimbursing the site owner for any damages caused by the assets or the removal of such assets. Alternatively, we may agree to sell the assets to the site owner, but we can offer no assurances as to the terms and conditions, including price, that we would receive in any sale, and the sale price may not be sufficient to replace the revenue previously generated by the project.

CP&E’s failure to uphold its obligations as managing member at the relevant facilities could materially adversely affect CP&E’s financial condition, cash flows and results of operations.

As managing member, CP&E is obligated to perform certain actions, including providing certain reporting items to its co-investor and the filing of correct and timely tax returns. As managing member, CP&E is also obligated to refrain from performing certain actions, including selling its interest to certain entities that would result in adverse economic outcomes to CP&E and its co-investor due to tax regulations. If CP&E were to cause an adverse tax outcome for its co-investor, CP&E could be liable. CP&E’s failure to perform its obligations or to take any actions contrary to its obligations under any or all operating LLC agreements could adversely affect CP&E’s results of operations, cash flows and financial condition.

Risks Related to Hawaii Gas

Hawaii Gas is exposed to the effects of changing commodity prices that have a history of price volatility. To the extent that these costs cannot be passed on to customers, both in the short-term or the long-term, the business’ gross profit and cash flows will be adversely affected.

The profitability of Hawaii Gas is based on the margin of sales prices over costs. Since LPG and feedstock for the SNG plant are commodities, changes in global supply of and demand for these products can have a significant impact on costs. In addition, increased reliance on off-island sources of LPG, whether as a result of disruptions to or shortages in local sources or otherwise, could also have a significant impact on costs. Hawaii Gas has no control over these costs, and, to the extent that these costs cannot be passed on to customers, the business’ financial condition and the results of operations would be adversely affected. Higher prices could result in reduced customer demand or customer conversion to alternative energy sources, or both, that would reduce the volume of gas sold and adversely affect the profitability of Hawaii Gas.

Changes in commodity market prices may have a negative effect on our liquidity.

Depending on the terms of our contracts with suppliers as well as our use of financial instruments to reduce volatility in the cost of LPG, changes in the market price of LPG can create payment obligations for us and expose us to an increased liquidity risk.

Hawaii Gas is subject to risks associated with volatility in the Hawaii economy.

Tourism and government activities (including the military) are two of the largest components of Hawaii’s economy. Hawaii’s economy is heavily influenced by economic conditions in the U.S. and Asia and their impact on tourism, as well as by government spending. A large portion of Hawaii Gas’s sales are generated by businesses that rely on tourism. If the local economy deteriorates, the volume of gas sold could be negatively affected by business closures and/or lower usage and adversely impact the business’ financial performance. Additionally, a lack of growth in the Hawaiian economy could reduce the level of new residential construction, and adversely impact growth in volume from new residential customers. A reduction in government activity, particularly military activity, or a shift by either away from the use of gas, could also have a negative impact on Hawaii Gas’s results.

Disruptions or shutdowns at either of the oil refineries on Oahu from which Hawaii Gas obtains both LPG and the primary feedstock for its SNG plant may have an adverse effect on the operations of the business.

Hawaii Gas processes SNG and distributes SNG and LPG. SNG feedstock or LPG supply disruptions could increase Hawaii Gas’s costs as a result of an inability to source feedstock at rates comparable to those being paid currently. The extended unavailability of one or both of the refineries or disruption to crude oil supplies or feedstock to Hawaii could also result in an increased reliance on off-island sources. An inability to purchase LPG from off-island sources would adversely affect operations. The business is also limited in its ability to store LPG, and any disruption in supply may cause a depletion of LPG stocks. All supply disruptions of SNG or LPG, if occurring for an extended period, could adversely impact the business’s contribution margin and cash flows.

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

The proposed merger of Hawaii Electric Industries and NextEra Energy could create delays in the review of Hawaii Gas’s pending and future regulatory filings or result in a less favorable competitive landscape.

The proposed merger, announced in December of 2014, contemplates the largest energy transaction in state history and its review will require a significant portion of Hawaii’s regulatory resources. To the extent this delays the timely review of current or future Hawaii Gas regulatory filings, this may have an adverse impact on the business’ revenues and cash flows. Further, to the extent that the merged companies are permitted to further vertically integrate into fuel supply, this could also result in an adverse impact on the business’ revenues and cash flows.

Hawaii Gas’s utility business is subject to regulation by the HPUC and actions by the HPUC or changes to the regulatory environment may constrain the operation or profitability of the business.

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

As part of MIC’s acquisition, the business agreed to 14 regulatory conditions with the HPUC that address a variety of matters including: a requirement that Hawaii Gas and HGC’s ratio of consolidated debt to total capital does not exceed 65%; and a requirement to maintain $20.0 million in readily-available cash resources at Hawaii Gas, HGC or MIC. The business is currently in compliance with these conditions, however, future non-compliance with these or other HPUC regulatory conditions, could adversely impact the profitability of Hawaii Gas.

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

Hawaii Gas continues to evaluate a range of RNG sources for conversion into pipeline quality gas in scale quantities. These initiatives include ongoing commercial negotiations to source bio gas from waste water treatment plants, landfills and biomass. The source gas for these projects is often controlled, directly or indirectly, by state or municipal government, thereby requiring extended procurement processes which may delay the business’s plans for implementation. Beginning March 31, 2012, Hawaii Gas must report annually to the HPUC the percentage of feedstock and quantity of gas produced from non-petroleum feedstock. In the event Hawaii Gas’s RNG initiatives face procurement delays, regulators could impose a renewable portfolio standard on the business, resulting in significantly increased energy costs to the business and its customers.

Hawaii Gas has invested over $4.0 million to evaluate and plan for LNG transport from the mainland and utilization by the business, as well as to commence training and development of systems required for regulatory approval. This project is subject to ongoing implementation risk including but not limited to: the timely issuance of necessary permits, licenses and approvals by governmental agencies and third parties; unanticipated changes in market demand or supply; competition with similar projects; site difficulties; environmental conditions; delays of critical equipment and materials; and commercial arrangements to transport and distribute LNG. If the project is delayed beyond the estimated implementation period, the actual cost of planning and implementation may increase beyond the amounts currently estimated in our capital and operating budgets. A delay in implementation would also cause a delay in the receipt of projected revenues, which may cause our financial results to be negatively impacted.

Reductions in U.S. military spending could result in a reduction in demand for gas in Hawaii.

The U.S. military has a significant presence in Hawaii. To the extent that federal spending cuts, including voluntary or mandatory cuts in U.S. military spending, result in a reduced military presence in Hawaii, such reductions could reduce the demand for gas in Hawaii.

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

The changing nature of the Hawaii energy complex has had an impact on the Company’s staffing requirements. Volatility in feedstock prices, together with the impact of the State of Hawaii’s goals to reduce dependency on imported petroleum, requires staff with specialized knowledge of the energy sector. Because the resident labor pool in Hawaii is both small, and oriented mainly to Hawaii’s basic industries, it is difficult to find individuals with these specialized skill sets. Moreover, relocation to Hawaii is costly and often requires employees to make cultural and family adjustments not normally required for a change of employment. The inability to source and retain staff with appropriate skill sets could adversely impact the performance of the business.

Risks Related to Having an External Manager

We are subject to the terms and conditions of the Management Services Agreement between the Company and our Manager.

We cannot unilaterally amend the Management Services Agreement between ourselves and our Manager. Changes in the compensation of our Manager, certain rights held by the Manager or other components of the Agreement require the approval of our Manager and may limit our ability to make changes that could be beneficial to shareholders generally.

Our Manager owns a significant portion of MIC’s shares outstanding. A sale of all or a portion of the shares owned by our Manager could be interpreted by the equity markets as a lack of confidence in the prospects of the Company.

Our Manager, in its sole discretion, determines whether to reinvest base and performance fees in shares and whether to hold or sell those securities. Reinvestment of base and performance fees in additional shares would increase our Manager’s ownership stake in the Company. As of February 18, 2015, our Manager owned 6.75% of our outstanding shares. If our Manager decides, for reasons other than the performance and prospects of the Company, to reduce its position in the Company, such sales may be interpreted by some market participants as a lack of confidence in the Company and put downward pressure on the market price of our shares. Sales of shares by our Manager could increase the available supply and decrease the price if such sales are not made in an orderly fashion.

Certain provisions of the management services agreement and the operating agreement of the Company make it difficult for third parties to acquire control of the Company and could deprive investors of the opportunity to obtain a takeover premium for their shares.

In addition to the limited circumstances in which our Manager can be terminated under the terms of the management services agreement, the management services agreement provides that in circumstances where the stock ceases to be listed on a recognized U.S. exchange as a result of the acquisition of stock by third parties in an amount that results in the stock ceasing to meet the distribution and trading criteria on such exchange or market, the Manager has the option to either propose an alternate fee structure and remain our Manager or resign, terminate the management services agreement upon 30 days’ written notice and be paid a substantial termination fee. The termination fee payable on the Manager’s exercise of its right to resign as our Manager subsequent to a delisting of our shares could delay or prevent a change in control that may favor our shareholders. Furthermore, in the event of such a delisting, any proceeds from the sale, lease or exchange of a significant amount of assets must be reinvested in new assets of our Company, subject to debt repayment obligations. We would also be prohibited from incurring any new indebtedness or engaging in any transactions with shareholders of the Company or its affiliates without the prior written approval of the Manager. These provisions could deprive shareholders of opportunities to realize a premium on the shares owned by them.

The operating agreement of the Company, which we refer to as the LLC agreement, contains a number of provisions that could have the effect of making it more difficult for a third-party to acquire, or discouraging a third-party from acquiring, control of the Company. These provisions include:

•	restrictions on the Company’s ability to enter into certain transactions with our major shareholders, with the exception of our Manager, modeled on the limitation contained in Section 203 of the Delaware General Corporation Law;
•	allowing only the Company’s Board of Directors to fill vacancies, including newly created directorships and requiring that directors may be removed only for cause and by a shareholder vote of 66 2/3%;
•	requiring that only the Company’s chairman or Board of Directors may call a special meeting of our shareholders;
•	prohibiting shareholders from taking any action by written consent;
•	establishing advance notice requirements for nominations of candidates for election to the Company’s Board of Directors or for proposing matters that can be acted upon by our shareholders at a shareholders’ meeting;
•	having a substantial number of additional shares authorized but unissued; and
•	providing the Company’s Board of Directors with broad authority to amend the LLC agreement.

Our Manager’s decision to reinvest its monthly base management fees and quarterly performance fees, as applicable, in shares or retain the cash will affect shareholders differently.

Our Manager earned $46.6 million and $121.5 million in base management and performance fees, respectively, during 2014. These fees are based on the Company’s market capitalization and performance and may be higher or lower than these levels in the future. Our Manager, in its sole discretion, may elect to retain base management fees and performance fees, if applicable, paid in cash or to reinvest such payments in additional shares. In the event the Manager chooses not to reinvest the fees to which it is entitled in additional shares, the amount paid will reduce the cash that may otherwise be distributed as a dividend to all shareholders or used in the Company’s operations. In the event the Manager chooses to reinvest the fees to which it is entitled in additional shares, effectively returning the cash to us, such reinvestment will dilute existing shareholders by the increase in the percentage of shares owned by the Manager. Either option may adversely impact the market for our shares.

In addition, the Manager has typically elected to invest its fees in shares, and, unless otherwise agreed with MIC, can only change this election during an 18-trading day window following the Company’s earnings release. Any change would apply to fees paid thereafter. Accordingly, shareholders would generally have notice of the Manager’s intent to receive fees in cash rather than reinvest before the change was effective.

Our Manager can resign with 90 days notice, or our CEO or CFO could be removed by the Manager, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations, which could adversely affect our financial results and negatively impact the market price of our shares.

Our Manager has the right, under the management services agreement, to resign at any time with 90 days notice, whether we have found a replacement or not. The resignation of our Manager will trigger mandatory repayment obligations under debt facilities at certain of our operating companies. In addition, the Manager could re-assign or remove the CEO and/or the CFO from their positions and responsibilities at the Company without the Board’s approval and with little or no notice. If our Manager resigns or our CEO/CFO are removed, we may not be able to find a new external manager or hire internal management with similar expertise within 90 days to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial results could be adversely affected, perhaps materially, and the market price of our shares may decline substantially. In addition, the coordination of our internal management, acquisition activities and supervision of our businesses are likely to suffer if we were unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Manager and its affiliates.

Furthermore, if our Manager resigns, the Company and its subsidiaries will be required to cease use of the Macquarie brand entirely, and change their names to remove any reference to “Macquarie”. This may cause the value of the Company and the market price of our shares to decline.

Our externally managed model may not be viewed favorably by investors.

Our Company is externally managed by a member of the Macquarie Group. Our Manager receives a fee for its services that provides for a number of corporate center functions including the compensation of our management team and those who provide services to the Company on a shared basis, health and welfare benefits, the provision of facilities, technology and insurance (other than Directors and Officers). The fee is based on the market capitalization of the Company and thus increases as the Company grows. The size of the fee may bear no direct correlation with the actual cost of providing the agreed upon services and may be higher than the cost of managing the Company internally. Per the terms of the Management Services Agreement with our Manager, the default manner for satisfying any base or performance fees to which the Manager may be entitled is the issuance of additional shares. To the extent the fee continues to be satisfied with the delivery of additional shares, all shareholders are diluted and our hurdle for growing distributable cash on a per share basis will be higher.

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

In addition, as a result of our Manager’s being a member of the Macquarie Group, negative market perceptions of Macquarie Group Limited generally or of Macquarie’s infrastructure management model, or Macquarie Group statements or actions with respect to other managed vehicles, may affect market perceptions of our Company and cause a decline in the price of our shares unrelated to our financial performance and prospects.

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

Under the terms of the management services agreement, our Manager must significantly underperform in order for the management services agreement to be terminated. The Company’s Board of Directors cannot remove our Manager unless:

•	our shares underperform a weighted average of two benchmark indices by more than 30% in relative terms and more than 2.5% in absolute terms in 16 out of 20 consecutive quarters prior to and including the most recent full quarter, and the holders of a minimum of 66.67% of the outstanding shares (excluding any shares owned by our Manager or any affiliate of the Manager) vote to remove our Manager;
•	our Manager materially breaches the terms of the management services agreement and such breach continues unremedied for 60 days after notice;
•	our Manager acts with gross negligence, willful misconduct, bad faith or reckless disregard of its duties in carrying out its obligations under the management services agreement, or engages in fraudulent or dishonest acts; or
•	our Manager experiences certain bankruptcy events.

Because our Manager’s performance is measured by the market performance of our shares relative to a benchmark index, even if the absolute market performance of our shares does not meet expectations, the Company’s Board of Directors cannot remove our Manager unless the market performance of our shares also significantly underperforms the benchmark index. If we were unable to remove our Manager in circumstances where the absolute market performance of our shares does not meet expectations, the market price of our shares could be negatively affected.

Risks Related to Ownership of Our Stock

Our reported Earnings per Share (“EPS”), as defined under GAAP, do not reflect the cash generated by our businesses and may result in unfavorable comparisons with other businesses for which EPS is a useful component in valuation.

Our businesses own and invest in high-value, long-lived assets that generate large amounts of depreciation and amortization. Depreciation and amortization are non-cash expenses that serve to reduce reported EPS. As a result, our financial performance may appear to be substantially worse compared with businesses whose earnings do not reflect the effects of depreciation and amortization (or other non-cash items). To the extent that our results appear to be worse, we may have relatively greater difficulty attracting investors in our stock.

Our inability, under GAAP, to consolidate the financial results of certain of our investments may make it relatively more difficult to analyze the cash generating capacity of our combined businesses.

We may make investments in certain businesses which we will be required to account for using the equity method rather than consolidate with the results of our other businesses. The equity method requires us to include the portion of the net income, as determined in accordance with GAAP, equal to our equity interest in the business in our consolidated statement of operations. The physical asset backed nature of the businesses in which we invest (and the higher levels of non-cash expenses including depreciation and amortization) may mean that the performance of these investments have relatively little impact on our consolidated statement of operations and may not be reflected in the valuation of our shares.

We report dividends, whether treated as dividends or returns of capital for federal income tax purposes, on Form 1099, but could report on Schedule K-1 in the future.

Our Company is structured as a Limited Liability Company that has made an election to be treated as a regular corporation for tax purposes. We report distributions to shareholders on Form 1099, either in Box 1 as a dividend or in Box 3 as a return of capital, depending on the level of earnings and profits generated in the reporting period. We may not always be or be treated as a corporation in which case distributions may be reported on another tax form including possibly Schedule K-1. Certain investors may not wish to or may be precluded from investing in an entity that reports on Schedule K-1 thus limiting the market for our shares.

Our total assets include a substantial amount of goodwill and other intangible assets. The write-off of a significant portion of intangible assets would negatively affect our reported earnings.

Our total assets reflect a substantial amount of goodwill and other intangible assets. At December 31, 2014, goodwill and other intangible assets, net, represented approximately 44.6% of total assets. Goodwill and other intangible assets were primarily recognized as a result of the acquisitions of our businesses. Other intangible assets consist primarily of airport operating rights, customer relationships and trade names. On at least an annual basis, we assess whether there has been any impairment in the value of goodwill and assess for impairment of other intangible assets when there are triggering events or circumstances. If the carrying value of the tested asset exceeds its estimated fair value, impairment is deemed to have occurred. In this event, the amount is written down to fair value. Under current accounting rules, this would result in a charge to reported earnings. We have recognized significant impairments in the past, and any future determination requiring the write-off of a significant portion of goodwill or other intangible assets would negatively affect our reported earnings and total capitalization, and could be material.

Our total assets include a substantial amount of intangible assets and fixed assets. The depreciation and amortization of these assets may negatively impact our reported earnings.

The high level of intangible and physical assets written up to fair value upon acquisition of our businesses generates substantial amounts of depreciation and amortization. These non-cash items serve to lower net income as reported in our consolidated statement of operations as well as our taxable income. The generation of net losses or relatively small net income may contribute to a net operating loss (“NOL”) carryforward that can be used to offset current taxable income in future periods. However, the continued reporting of little or negative net income may adversely affect the attractiveness of the Company among some potential investors and may reduce the market for our shares.

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

Risks Related to Taxation

We have significant NOL Carryforwards that may be fully utilized over the next several years thereby subjecting us to payment of substantial federal income taxes and reducing our distributable Free Cash Flow.

We may, without the acquisition of businesses with NOLs, payment of performance fees or implementation of other strategies that provide us with additional tax shield, fully utilize our existing NOLs before we anticipate or have previously indicated. At that point we may be subject to federal income taxes in consolidation and any liability could be material. Any liability will reduce distributable Free Cash Flow and could prevent the growth or reduce the rate of growth of our dividends.

The current treatment of qualified dividend income and long-term capital gains under current U.S. federal income tax law may be adversely affected, changed or repealed in the future.

Under current law, qualified dividend income and long-term capital gains are taxed to non-corporate investors at a maximum U.S. federal income tax rate of 20%. In addition, certain holders that are individuals, estates or trusts are subject to 3.8% surtax on all or a portion of their “net investment income,” which may include all or a portion of their dividend income and net gains from the disposition of our shares. This tax treatment may be adversely affected, changed or repealed by future changes in tax laws at any time, which may affect market perceptions of our Company and the market price of our shares could be negatively affected.

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

We have $250.7 million in federal NOL carryforwards at December 31, 2014. While we have concluded that all of the NOLs will more likely than not be realized, there can be no assurance that we will utilize the NOLs generated to date or any NOLs we might generate in the future. In addition, we have incurred state NOLs and have provided a valuation allowance against a portion of those. As with our federal NOLs, there is also no assurance that we will utilize those state losses or future losses that may be generated. Further, the State of Illinois has suspended the use of NOL carryforwards through 2014, similar to the State of California’s suspension of an NOL deduction through 2011 for large corporations. There can be no assurance that other states will not suspend the use of NOL carryforwards or that California and Illinois will not extend the suspension of the use of NOL carryforwards.

The treatment of depreciation and other tax deductions under current U.S. federal income tax law may be adversely affected, changed or repealed in the future.

Under current law, certain capital expenditures are eligible for accelerated depreciation, including 50% bonus depreciation for assets placed in service prior to December 31, 2014, for U.S. federal income tax purposes. In addition, certain other expenses are eligible to be deducted for U.S. federal income tax purposes. This tax treatment may be adversely affected, changed or repealed by future changes in tax laws at any time, which may affect market perceptions of our Company and the market price of our shares could be negatively affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In general, the assets of our businesses, including real property, are pledged to secure the financing arrangements of each business on a stand-alone basis. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Part II, Item 7, for a further discussion of these financing arrangements.

IMTT

IMTT operates ten wholly-owned bulk liquid terminal facilities in the United States and has partial ownership in two companies that each own bulk liquid terminal facilities in Canada. The land on which the facilities are located is either owned or leased by IMTT with leased land comprising a small proportion of the total land in use. IMTT also owns the storage tanks, piping and transportation infrastructure such as truck and rail loading equipment located at the facilities and related ship docks, except in Quebec and Geismar, where the docks are leased. The business believes that the aforementioned equipment is generally well maintained and adequate for the present operations. For further details, see “Our Businesses — IMTT — Locations” in Part I, Item 1.

Atlantic Aviation

Atlantic Aviation does not own any real property. Its operations are carried out under various long-term leases. The business leases office space for its head office in Plano, Texas. For more information regarding Atlantic Aviation’s FBO locations, see “Our Businesses — Atlantic Aviation — Locations” in Part I, Item 1.

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

Contracted Power and Energy

At December 31, 2014, the contracted power generation business owned five solar and two wind power generation facilities. The business owns the solar panels and wind turbines and leases the land. For further details, see “Our Businesses — Contracted Power and Energy — Business Overview” in Part I, Item 1.

Project	State	Ownership or Lease Information
Tucson	Arizona	Long-term property lease until 2032.
Presidio	Texas	Two long-term property leases until 2037 and 2039.
DMAFB	Arizona	Long-term property lease until 2039.
Valley Center	California	Long-term property lease until 2038.
Ramona	California	Long-term property lease until 2037.
Brahms	New Mexico	Five long-term property leases until 2044 with two 10-year extension options up to 2064.
IWP	Idaho	Eighteen long-term property leases until 2037 to 2050.

Hawaii Gas

Hawaii Gas has facilities and equipment on all major Hawaiian Islands including: leased land beneath the SNG plant; several LPG holding tanks and cylinders; approximately 1,000 miles of underground piping, of which approximately 900 miles are on Oahu; and a 22-mile transmission pipeline from the SNG plant to Pier 38 in Honolulu.

A summary of selected properties, by island, follows. For more information regarding Hawaii Gas’s operations, see “Our Businesses — Hawaii Gas — Fuel Supply, SNG Plant and Distribution System” in Part I, Item 1.

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

ITEM 3. LEGAL PROCEEDINGS

IMTT Bayonne — Remediation Estimate

The Bayonne, New Jersey terminal, portions of which have been acquired and aggregated over a 30-year period, contain pervasive remediation requirements that were assumed at the time of purchase from the various former owners. One former owner retained environmental remediation responsibilities for a purchased site as well as sharing other remediation costs. These remediation requirements are documented in two memoranda of agreement and an administrative consent order with the State of New Jersey. Remediation efforts entail removal of free product, soil treatment, repair/replacement of sewer systems, and the implementation of containment and monitoring systems. These remediation activities are estimated to span a period of ten to twenty or more years at a cost ranging from $30.0 million to $55.0 million. The remediation activities at the terminal are estimated based on currently available information, in undiscounted U.S. dollars and is inherently subject to relatively large fluctuation.

IMTT St. Rose — Clean Air Act

On December 16, 2010, the Louisiana Department of Environmental Quality (“LADEQ”) notified IMTT of alleged violations of emissions limits in the Clean Air Act Title V Permit at the IMTT St. Rose facility. The violations include engine emissions exceedences, which were subsequently repermitted to higher limits. IMTT had self-disclosed these exceedences to the LADEQ. IMTT settled with the LADEQ for a civil penalty of $116,000 anticipated to be paid in 2015.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares are traded on the NYSE under the symbol “MIC”. The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share on the NYSE:

	High	Low
Fiscal 2013
First Quarter	$54.33	$45.66
Second Quarter	59.90	50.01
Third Quarter	58.88	52.01
Fourth Quarter	57.16	52.50
Fiscal 2014
First Quarter	$59.05	$51.52
Second Quarter	62.42	54.55
Third Quarter	73.47	61.03
Fourth Quarter	72.90	62.58
Fiscal 2015
First Quarter (through February 17, 2015)	$77.71	$67.55

As of February 17, 2015, we had 71,231,631 shares issued and outstanding that we believe were held by 181 holders of record.

The following represents the Company’s relative share price performance from December 31, 2009 through December 31, 2014.

Index Levels
700
600
500
400
300
200
100
0
Jan-10
Jul-10
Jan-11
Jul-11
Jan-12
Jul-12
Jan-13
Jul-13
Jan-14
Jul-14
Dec-14
MIC
Russell 2000
MSCI US Utilities Index
MIC
Russell 2000
MSCI US Utilities Index

Dividend Policy

MIC has been structured to provide investors with an opportunity to generate an attractive “total return” based on the capital appreciation resulting from the improved operating performance of our businesses over time and the payment of a cash dividend that we believe will grow over time. Our dividend payments are determined based on the cash flows available to the MIC holding company from its operating companies and paid subject to maintaining a prudent level of reserves and without creating undue volatility in the amount of such dividends where possible.

Since January 1, 2013, MIC has made or declared the following dividends:

Declared	Period Covered	$ per Share	Record Date	Payable Date
February 17, 2015	Fourth quarter 2014	$1.02	March 2, 2015	March 5, 2015
October 27, 2014	Third quarter 2014	$0.98	November 10, 2014	November 13, 2014
July 3, 2014	Second quarter 2014	$0.95	August 11, 2014	August 14, 2014
April 28, 2014	First quarter 2014	$0.9375	May 12, 2014	May 15, 2014
February 18, 2014	Fourth quarter 2013	$0.9125	March 3, 2014	March 6, 2014
October 25, 2013	Third quarter 2013	$0.875	November 11, 2013	November 14, 2013
July 29, 2013	Second quarter 2013	$0.875	August 12, 2013	August 15, 2013
April 26, 2013	First quarter 2013	$0.6875	May 13, 2013	May 16, 2013

Tax Treatment of 2014 Dividends

The Company has determined that none of the dividends paid in 2014 were characterized as a dividend for U.S. federal income tax purposes. All dividends were characterized as returns of capital, capital gain, or combination thereof depending on each shareholder’s tax basis.

Future dividends, if any, may be characterized as a dividend or a return of capital/capital gain depending on the earnings and profits of the Company as determined in accordance with the Internal Revenue Code. Holders of MIC LLC shares are encouraged to seek their own tax advice with regard to their investment in MIC.

Future Dividends

We currently intend to maintain a payout ratio between 80% to 85% of the Free Cash Flow generated by our businesses in the form of a quarterly cash dividend to our shareholders. We define Free Cash Flow as cash from operating activities, which reflects cash paid for interest, taxes and pension contributions, less maintenance capital expenditures, which includes principal repayments on capital lease obligations used to fund maintenance capital expenditures, and excludes changes in working capital.

The payment of a quarterly cash dividend of $1.02 per share for the quarter ended December 31, 2014 is being paid out of Free Cash Flow generated by our operating entities. In determining whether to adjust the amount of our quarterly dividend, our Board will take into account such matters as the state of the capital markets and general business conditions, the Company’s financial condition, results of operations, capital requirements, capital opportunities and any contractual, legal and regulatory restrictions on the payment of dividends by the Company to its shareholders or by its subsidiaries to the Company, and any other factors that it deems relevant, subject to maintaining a prudent level of reserves and without creating undue volatility in the amount of such dividends where possible. In particular, each of our businesses has debt commitments and restrictive covenants, which must be satisfied before any of them can make distributions to the Company. In addition, the Company’s senior secured credit facility contains restrictions on the Company’s ability to pay dividends. Although historically we have declared cash dividends on our shares, any of all of these factors could result in the modification of our dividend policy, or the reduction, modification or elimination of our dividend in the future.

We believe our current policy with respect to paying a cash dividend supports our view of the Company as a potentially attractive total return investment opportunity. From 2007 through 2014, our underlying proportionately combined Free Cash Flow per share grew at a compound annual rate of 13.1%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Consolidated — Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow” and “Summary of Our Proportionately Combined Results” for further information on our calculation of Free Cash Flow and our proportionately combined financial measures in Part II, Item 7.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data includes the results of operations, cash flow and balance sheet data for the years ended, and as of, December 31, 2014, 2013, 2012, 2011, and 2010 for our consolidated group, with the results of businesses acquired during those five years being included from the date of each acquisition. The selected financial data for each of the five years in the period ended December 31, 2014 have been derived from the consolidated financial statements of the Company, which financial statements have been audited by KPMG LLP. The information below should be read in conjunction with the consolidated financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7.

	Macquarie Infrastructure Company LLC
	Year Ended Dec 31, 2014	Year Ended Dec 31, 2013	Year Ended Dec 31, 2012	Year Ended Dec 31, 2011	Year Ended Dec 31, 2010
	($ In Thousands, Except Share and Per Share Data)
Statement of operations data:
Revenue
Service revenue	$1,064,682	$770,360	$768,617	$731,033	$622,341
Product revenue	284,400	267,096	260,893	252,766	210,607
Financing and equipment lease income	1,836	3,563	4,536	4,992	7,843
Total revenue	1,350,918	1,041,019	1,034,046	988,791	840,791
Cost of revenue
Cost of services(1)	546,609	434,177	448,993	416,438	318,582
Cost of product sales	192,881	185,843	188,099	189,768	151,782
Gross profit	611,428	420,999	396,954	382,585	370,427
Selling, general and administrative expenses	265,254	210,060	213,372	202,486	201,787
Fees to manager – related party	168,182	85,367	89,227	15,475	10,051
Depreciation(2)	98,442	39,150	31,587	33,815	29,721
Amortization of intangibles(3)	42,695	34,651	34,601	42,107	34,898
Loss from customer contract termination	1,269	5,906	—	—	—
Loss (gain) on disposal of assets(4)	1,279	226	(1,358)	1,522	17,869
Total operating expenses	577,121	375,360	367,429	295,405	294,326
Operating income	34,307	45,639	29,525	87,180	76,101
Dividend income	1,344	—	—	—	—
Interest income	112	204	222	112	29
Interest expense(5)	(73,196)	(37,044)	(46,623)	(59,361)	(106,834)
Loss on extinguishment of debt	(90)	(2,472)	—	—	—
Equity in earnings and amortization charges of investee	26,391	39,115	32,327	22,763	31,301
Gain from acquisition/divestiture of businesses(6)	1,027,054	—	—	—	—
Other (expense) income, net	(1,013)	681	1,085	912	712
Net income from continuing operations before income taxes	1,014,909	46,123	16,536	51,606	1,309
Benefit (provision) for income taxes	24,374	(18,043)	(2,285)	(22,718)	8,697
Net income from continuing operations	$1,039,283	$28,080	$14,251	$28,888	$10,006
Net income from discontinued operations, net of taxes	—	—	—	—	81,323
Net income	$1,039,283	$28,080	$14,251	$28,888	$91,329
Less: net (loss) income attributable to noncontrolling interests	(2,745)	(3,174)	930	1,545	659
Net income attributable to MIC LLC	$1,042,028	$31,254	$13,321	$27,343	$90,670

	Macquarie Infrastructure Company LLC
	Year Ended Dec 31, 2014	Year Ended Dec 31, 2013	Year Ended Dec 31, 2012	Year Ended Dec 31, 2011	Year Ended Dec 31, 2010
	($ In Thousands, Except Share and Per Share Data)
Basic income per share from continuing operations attributable to MIC LLC	$16.54	$0.61	$0.29	$0.59	$0.21
Basic income per share from discontinued operations attributable to MIC LLC	—	—	—	—	1.78
Basic income per share attributable to MIC LLC	$16.54	$0.61	$0.29	$0.59	$1.99
Weighted average number of shares outstanding: basic	62,990,312	51,381,003	46,635,049	45,995,207	45,549,803
Diluted income per share from continuing operations attributable to MIC LLC	$16.10	$0.61	$0.29	$0.59	$0.21
Diluted income per share from discontinued operations attributable to MIC LLC	—	—	—	—	1.78
Diluted income per share attributable to MIC LLC	$16.10	$0.61	$0.29	$0.59	$1.99
Weighted average number of shares outstanding: diluted(7)	64,925,565	51,396,146	46,655,289	46,021,015	45,631,610
Cash dividends declared per share	$3.8875	$3.35	$2.20	$0.80	$—

	Macquarie Infrastructure Company LLC
	Year Ended Dec 31, 2014	Year Ended Dec 31, 2013	Year Ended Dec 31, 2012	Year Ended Dec 31, 2011	Year Ended Dec 31, 2010
	($ In Thousands)
Statement of cash flows data:
Cash flow from continuing operations
Cash provided by operating activities	$251,615	$155,117	$217,911	$91,042	$98,555
Cash (used in) provided by investing activities	(1,068,806)	(139,636)	2,477	(39,682)	(24,774)
Cash provided by (used in) financing activities	632,422	76,516	(101,798)	(53,137)	(76,528)
Effect of exchange rate changes on cash and cash equivalents	(590)	—	—	—	—
Net (decrease) increase in cash and cash equivalents	$(185,359)	$91,997	$118,590	$(1,777)	$(2,747)
Cash flow from discontinued operations
Cash used in operating activities	$—	$—	$—	$—	$(12,703)
Cash provided by investing activities	—	—	—	—	134,356
Cash used in financing activities	—	—	—	—	(124,183)
Cash used in discontinued operations(8)	$—	$—	$—	$—	$(2,530)
Change in cash of discontinued operations held for sale(8)	$—	$—	$—	$—	$2,385

(1)	Includes depreciation expense of $4.4 million, $6.7 million, $6.7 million, $6.6 million and $6.6 million for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively, relating to the district energy business, a component of CP&E segment prior to the Company’s divestiture of the business on August 21, 2014.
(2)	Includes non-cash impairment charges of $1.4 million recorded during the second quarter of 2011 at Atlantic Aviation.
(3)	Includes non-cash impairment charges of $7.3 million for contractual arrangements recorded during the second quarter of 2011 at Atlantic Aviation.

(4)	Loss on disposal of assets includes $1.3 million, $226,000, $1.5 million and $17.9 million for FBOs disposed at Atlantic Aviation during the years ended December 31, 2014, 2013, 2011 and 2010, respectively. Gain on disposal of assets includes $1.4 million for FBOs disposed at Atlantic Aviation during the year ended December 31, 2012.
(5)	Interest expense includes adjustments to derivative instruments, non-cash amortization of deferred financing fees and interest rate swap breakage fees. Interest rate swap breakage fees at Hawaii Gas were $8.7 million for the year ended December 31, 2012. Interest rate swap breakage fees at Atlantic Aviation were $595,000, $2.3 million and $5.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.
(6)	Gain from acquisition/divestiture of businesses represents the gain of $948.1 million from IMTT Acquisition from the remeasuring to fair value of the Company’s previous 50% ownership interest and the gain of $78.9 million from the sale of the Company’s interest in the district energy business.
(7)	Diluted weighted average number of shares outstanding for 2014 assumes that the convertible senior notes issued in July of 2014 were fully converted into shares on the date they were issued.
(8)	The cash used in discontinued operations is different than the change in cash of discontinued operations held for sale due to intercompany transactions that are eliminated on consolidation.

	Macquarie Infrastructure Company LLC
	Dec 31, 2014	Dec 31, 2013	Dec 31, 2012	Dec 31, 2011	Dec 31, 2010
	($ In Thousands)
Balance sheet data:
Total current assets	$256,890	$406,550	$253,910	$143,313	$125,427
Property, equipment, land and leasehold improvements, net(1)	3,362,585	854,169	708,031	561,022	563,451
Intangible assets, net(2)	959,634	592,850	626,902	662,135	705,862
Goodwill	1,996,259	514,494	514,640	516,175	514,253
Total assets	$6,625,188	$2,500,865	$2,223,694	$2,168,633	$2,196,742
Total current liabilities	$224,332	$271,452	$245,330	$148,902	$171,286
Deferred income taxes	904,108	189,719	169,392	177,262	156,328
Long-term debt, net of current portion	2,364,866	831,027	1,052,584	1,086,053	1,089,559
Total liabilities	3,655,020	1,347,597	1,526,129	1,474,773	1,510,047
Members' equity	$2,787,163	$1,042,228	$655,028	$703,682	$691,149

(1)	Includes non-cash impairment charges of $1.4 million recorded during the second quarter of 2011 at Atlantic Aviation.
(2)	Includes non-cash impairment charges of $7.3 million for contractual arrangements recorded during the second quarter of 2011 at Atlantic Aviation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Macquarie Infrastructure Company LLC should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere herein.

We own, operate and invest in a diversified group of infrastructure businesses that provide services, such as bulk liquid terminalling and handling services, aircraft fueling, contracted power generation and utility gas services to businesses and individuals primarily in the U.S. Our businesses are International-Matex Tank Terminals, or IMTT; Atlantic Aviation; our interests in contracted power generation facilities; and Hawaii Gas.

Our businesses generally operate in sectors of infrastructure with barriers to entry including high initial development and construction costs, the existence of long-term contracts or the requirement to obtain government approvals and a lack of immediate cost-effective alternatives to the services provided. Overall they tend to generate sustainable, stable and growing cash flows over the long term.

In analyzing the financial condition and results of operations of our businesses, we focus primarily on cash generation and our ability to distribute cash to shareholders in particular. The ability of our businesses to generate cash, broadly, is tied to their ability to effectively manage the volume of products sold or services provided and the margin earned on those transactions. Offsetting these are required payments on debt facilities, taxes, pension contributions and capital expenditures necessary to maintain the productivity of the fixed assets of the businesses, among others.

At IMTT, we focus on generating revenue and on efficiently maintaining fixed assets. IMTT seeks to attract third party storage from customers who place a premium on ease of access, and operational flexibility. The substantial majority of IMTT’s revenue is generated pursuant to contracts with an average duration of approximately three years.

At Atlantic Aviation, our focus is on attracting and maintaining relationships with GA aircraft owners and pilots and encouraging them to purchase refueling and other services from our FBOs. Atlantic Aviation’s revenue is correlated with the number of GA flight movements in the U.S. and the business’ ability to service a portion of the aircraft involved in those operations.

The businesses that comprise our CP&E segment generate revenue pursuant to long-dated PPAs and tolling agreements with creditworthy off-takers, typically local and regional utilities.

At Hawaii Gas, we seek to grow by increasing the number of customers served, the volume of gas sold and the margins achieved on gas sales. Hawaii Gas actively markets its products and services in an effort to develop new customers throughout Hawaii.

Atlantic Aviation — Acquisitions

On April 30, 2014, Atlantic Aviation completed the acquisitions of the assets and liabilities of Galaxy Aviation and Boca Aviation (collectively referred to as “Galaxy Acquisitions”). The acquisitions included substantially all of the assets of six FBOs and one new hangar then under construction at one of the six airports on which the FBOs operate. On January 26, 2015, Atlantic Aviation completed the acquisition of the assets and liabilities of the Showalter Flying Service FBO at Orlando Executive Airport. The acquisitions have expanded the business network into Florida.

Equity Offering

On July 15, 2014, we completed an underwritten public offering of 11,500,000 new shares including the exercise of the underwriters’ over-allotment option. The net proceeds from the offering of $739.2 million were used to partially fund the IMTT Acquisition discussed below and for general corporate purposes.

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

MIC Revolver

In July of 2014, we entered into a senior secured revolving credit facility with a syndicate of banks. The senior secured revolving credit facility provides for a five-year, $250.0 million senior secured first lien revolving credit facility that bears interest at LIBOR plus 1.75%. This facility is guaranteed by Macquarie Infrastructure Company Inc. (“MIC Inc.”), a direct wholly-owned subsidiary of the Company. At February 18, 2015 and at December 31, 2014, the senior secured revolving credit facility remains undrawn. Along with undrawn amounts on facilities at our businesses and other liquid resources, drawings on the revolving credit facility are available to fund growth projects and acquisitions by our existing businesses.

CP&E — Acquisitions and Disposition

2014 Wind Power Generation Facilities Acquisitions

In 2014, the Company acquired controlling interests in wind power generation facilities, consisting of Brahms Wind, LLC, Exergy Idaho Holdings, LLC and Idaho Wind Partners 1, LLC (collectively the “2014 wind power generation facilities”). These wind farms have a total of 134 turbines located in New Mexico and Idaho and have a total wind power generation capacity of 203 MW of electricity. The Company entered into LLC agreements with the noncontrolling interest co-investors whose interests in these project are reflected in ‘noncontrolling interest’ in our consolidated financial statements.

Bayonne Energy Center (or “BEC”) Acquisition

On January 28, 2015, the Company signed a Purchase and Sale Agreement for the purchase of 100% of BEC for a purchase price of $720.0 million consisting of approximately $210.0 million in cash and the assumption of approximately $510.0 million of debt, excluding transaction costs. BEC is a 512 MW natural gas-fired power generating facility located in Bayonne, New Jersey, adjacent to IMTT’s Bayonne facility. BEC has tolling agreements with a creditworthy off-taker for 62.5% of its energy generating capacity with a weighted average remaining life of approximately 13 years. Power produced by BEC is delivered into the New York City power market via a dedicated transmission cable beneath New York Harbor. The Company expects the transaction to close during the first half of 2015, subject to receipt of regulatory approvals and satisfaction of customary closing conditions.

District Energy Business Sale

On August 21, 2014, we completed the sale of the district energy business that had been a part of our CP&E segment for approximately $270.0 million. We previously held a 50.01% controlling interest in the business. Proceeds of the sale, after repayment of debt and closing costs, were divided between us and our co-investor in the business. We deployed our portion of the proceeds to fund a majority of the performance fee (payable to our Manager) generated by the Company over the third quarter of 2014.

As a result of sale of the district energy business, we deconsolidated its assets and liabilities from our consolidated financial statements effective August 21, 2014. We recorded a pre-tax gain of $78.9 million as a gain from acquisition/divestiture of businesses, which has been reflected in our consolidated statement of operations for the year ended December 31, 2014.

Costs and Payments Affecting Reporting Metrics

We incurred performance fees paid in cash, pension contributions and transaction-related expenses, including legal and professional costs. These affected EBITDA excluding non-cash items and Free Cash Flow, as defined in “Results of Operations — Consolidated: Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow”, for the year ended December 31, 2014.

We incurred a performance fee of $116.6 million during the third quarter of 2014. Our Board requested, and our Manager agreed, that $65.0 million of the performance fee be settled in cash using the proceeds from the sale of the district energy business in order to minimize dilution. The remainder of the fee of $51.6 million was reinvested in additional shares of MIC.

We made contributions to the IMTT defined benefit pension plans and the Hawaii Gas defined benefit pension plan during the third quarter of 2014 of $20.0 million and $5.0 million, respectively. These contributions were voluntary and funded these plans to levels such that we do not believe any pension contributions will be required over the medium-term. The contributions were funded from cash on hand from financing activities and are fully tax deductible.

We incurred acquisition-related expenses, including legal and professional costs, during the year ended December 31, 2014. These expenses totaled $18.3 million.

Change in Presentation

The acquisition of the remaining 50% interest of IMTT we did not previously own has simplified our reporting as we now consolidate IMTT’s results with those of our other businesses. We have further simplified our reporting by condensing certain revenue and cost of revenue line items that are not required. For IMTT, we have combined terminal and environmental revenue, cost of revenue and the gross profit line items. For Hawaii Gas, we have combined utility revenue with non-utility revenue, cost of revenue including transmission, distribution and production costs, and have eliminated contribution margin. For Atlantic Aviation, we have concluded that items formerly reported as product revenue and cost of product sales are more appropriately reported as service revenue and cost of services, and have combined these items. Prior period amounts have been reclassified to conform to current period presentation.

Income Taxes

For 2014, we will file a consolidated federal income tax return that includes the financial results for IMTT subsequent to July 16, 2014, Hawaii Gas, Atlantic Aviation and our allocable share of the taxable income (loss) from our solar and wind power generation facilities which are treated as partnerships for tax purposes. Prior to July 16, 2014, IMTT filed a separate federal income tax return and subsequent to that date will file as a part of our consolidated federal income tax return (see IMTT — Income Taxes below). Pursuant to tax sharing agreements, the individual businesses included in our consolidated federal income tax return pay MIC an amount equal to the federal income taxes each would have paid on a standalone basis if they were not part of the MIC consolidated federal income tax return.

Prior to July 16, 2014, distributions we received from IMTT were characterized as dividends, returns of capital or capital gains. 20% of any distribution characterized as dividend was included in our taxable income and subject to tax at our statutory rate. Distributions characterized as returns of capital were not subject to current tax. Distributions characterized as capital gain were subject to tax at statutory rates. Subsequent to July 16, 2014, distributions we receive from IMTT generally will not be subject to tax.

As a result of having federal NOL carryforwards, together with other planned tax strategies, we do not expect to make regular federal tax payments until after 2017. For 2014, we expect to report a current year taxable loss of $34.7 million and we do not expect to pay any federal Alternative Minimum Tax. However, we expect the district energy business to pay federal income taxes of $463,000 for the period of January 1, 2014 through August 21, 2014, the date of sale.

At December 31, 2014, our federal NOL balance was $250.7 million, all of which is available to offset future taxable income, if any, through 2034.

Cash state and local taxes paid by our individual businesses are discussed in the sections entitled “Income Taxes” within the results of operations for each of these businesses.

Absent acquisitions and/or divestitures, we expect that our effective tax rate would be higher than the U.S. federal statutory rate of 35% primarily because of state and local income taxes.

Tax Increase Prevention Act of 2014

In December of 2014, the Tax Increase Prevention Act of 2014 (the “2014 Tax Act”) was signed and became a law. The 2014 Tax Act retroactively extends several tax provisions applicable to corporations, including the extension of 50% bonus depreciation for certain assets placed in service in 2014. Other than the extension of the bonus depreciation provision, we do not expect the provisions of the 2014 Tax Act to have a material effect on our tax profile.

Results of Operations

Consolidated

	Year Ended December 31,			Change (From 2013 to 2014) Favorable/(Unfavorable)		Change (From 2012 to 2013) Favorable/(Unfavorable)
	2014	2013	2012	$	%	$	%
	($ In Thousands) (Unaudited)
Revenue
Service revenue	$1,064,682	$770,360	$768,617	294,322	38.2	1,743	0.2
Product revenue	284,400	267,096	260,893	17,304	6.5	6,203	2.4
Financing and equipment lease income	1,836	3,563	4,536	(1,727)	(48.5)	(973)	(21.5)
Total revenue	1,350,918	1,041,019	1,034,046	309,899	29.8	6,973	0.7
Costs and expenses
Cost of services	546,609	434,177	448,993	(112,432)	(25.9)	14,816	3.3
Cost of product sales	192,881	185,843	188,099	(7,038)	(3.8)	2,256	1.2
Gross profit	611,428	420,999	396,954	190,429	45.2	24,045	6.1
Selling, general and administrative	265,254	210,060	213,372	(55,194)	(26.3)	3,312	1.6
Fees to manager – related party	168,182	85,367	89,227	(82,815)	(97.0)	3,860	4.3
Depreciation	98,442	39,150	31,587	(59,292)	(151.4)	(7,563)	(23.9)
Amortization of intangibles	42,695	34,651	34,601	(8,044)	(23.2)	(50)	(0.1)
Loss from customer contract termination	1,269	5,906	—	4,637	78.5	(5,906)	NM
Loss (gain) on disposal of assets	1,279	226	(1,358)	(1,053)	NM	(1,584)	(116.6)
Total operating expenses	577,121	375,360	367,429	(201,761)	(53.8)	(7,931)	(2.2)
Operating income	34,307	45,639	29,525	(11,332)	(24.8)	16,114	54.6
Other income (expense)
Dividend income	1,344	—	—	1,344	NM	—	—
Interest income	112	204	222	(92)	(45.1)	(18)	(8.1)
Interest expense(1)	(73,196)	(37,044)	(46,623)	(36,152)	(97.6)	9,579	20.5
Loss on extinguishment of debt	(90)	(2,472)	—	2,382	96.4	(2,472)	NM
Equity in earnings and amortization charges of investees	26,391	39,115	32,327	(12,724)	(32.5)	6,788	21.0
Gain from acquisition/divestiture of businesses	1,027,054	—	—	1,027,054	NM	—	—
Other (expense) income, net	(1,013)	681	1,085	(1,694)	NM	(404)	(37.2)
Net income before income taxes	1,014,909	46,123	16,536	968,786	NM	29,587	178.9
Benefit (provision) for income taxes	24,374	(18,043)	(2,285)	42,417	NM	(15,758)	NM
Net income	$1,039,283	$28,080	$14,251	1,011,203	NM	13,829	97.0
Less: net (loss) income attributable to noncontrolling interests	(2,745)	(3,174)	930	(429)	(13.5)	4,104	NM
Net income attributable to MIC LLC	$1,042,028	$31,254	$13,321	1,010,774	NM	17,933	134.6

NM — Not meaningful

(1)	Interest expense includes losses on derivative instruments of $21.3 million, $7.5 million and $21.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Key Factors Affecting Operating Results for 2014 Compared to 2013:

•	contributions from acquisitions during the year, primarily from the IMTT Acquisition;
•	improved gross profit across all of the existing businesses; partially offset by
•	higher performance fees;
•	increased costs primarily related to the acquisitions during 2014; and
•	increased interest expense.

Results of Operations: Consolidated — (continued)

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

Gross Profit

Consolidated gross profit increased from 2013 to 2014 primarily reflecting the consolidation of IMTT’s results and improved results at Atlantic Aviation. This increase is offset by the decrease from the district energy business due to the sale of the business on August 21, 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased in 2014 compared with 2013 primarily as a result of the consolidation of IMTT’s results, increases in legal and transaction costs primarily related to the IMTT Acquisition and the acquisition activities at both Atlantic Aviation and CP&E.

Fees to Manager

Our Manager is entitled to a monthly base management fee based primarily on our market capitalization, and potentially a quarterly performance fee, based on the performance of our stock relative to a U.S. utilities index. For the years ended December 31, 2014 and 2013, we incurred base management fees of $46.6 million and $32.0 million, respectively. For the years ended December 31, 2014 and 2013, we incurred performance fees of $121.5 million and $53.4 million, respectively. Our Manager elected to reinvest the base management and performance fees in additional shares of MIC in all those periods except a portion of the third quarter of 2014 performance fee. For the third quarter of 2014, the Board requested, and the Manager agreed, that $65.0 million of the performance fee be settled in cash using the proceeds from the sale of the district energy business in order to minimize dilution. The remainder of the fee of $51.6 million was reinvested in additional shares of MIC.

The unpaid portion of the base management fees and performance fees, if any, at the end of each reporting period is included in due to manager-related party in the consolidated balance sheets. The following table shows our Manager’s election to reinvest its base management fees and performance fees, if any, in additional shares.

Period	Base Management Fee Amount ($ in thousands)	Performance Fee Amount ($ in thousands)	Shares Issued
2014 Activities:
Fourth quarter 2014	$14,192	$—	208,122	(1)
Third quarter 2014	13,915	116,586	947,583	(2)
Second quarter 2014	9,535	4,960	243,329
First quarter 2014	8,994	—	164,546
2013 Activities:
Fourth quarter 2013	$8,455	$—	155,943
Third quarter 2013	8,336	6,906	278,480
Second quarter 2013	8,053	24,440	603,936
First quarter 2013	7,135	22,042	522,638
2012 Activities:
Fourth quarter 2012	$6,299	$43,820	980,384
Third quarter 2012	5,844	23,509	695,068
Second quarter 2012	4,760	—	113,847
First quarter 2012	4,995	—	147,682

(1)	The Manager elected to reinvest the fourth quarter of 2014 base management fees in shares. The Company issued 208,122 shares, of which 69,771 shares were issued in January of 2015 for the December of 2014 base management fee.
(2)	Includes $51.6 million of the third quarter of 2014 performance fee that was reinvested in shares.

Results of Operations: Consolidated — (continued)

Depreciation

Depreciation expense increased in 2014 compared with 2013 primarily as a result of fixed assets acquired in conjunction with the IMTT Acquisition and the depreciation associated with businesses acquired during 2013 and 2014.

Amortization of Intangibles

Amortization of intangibles increased from 2013 to 2014 primarily as a result of intangible assets acquired in conjunction with the IMTT Acquisition.

Interest Expense and Loss on Derivative Instruments

Interest expense includes losses on derivative instruments of $21.3 million and $7.5 million for 2014 and 2013, respectively. Losses on derivatives recorded in interest expense are attributable to the change in fair value of interest rate hedging instruments and include the reclassification of amounts from accumulated other comprehensive loss into earnings. Excluding the derivative adjustments, interest expense for 2014 compared with 2013 increased primarily due to the consolidation of IMTT, higher interest rate and higher average balance on Atlantic Aviation’s term loan that was refinanced during the second quarter of 2013, and interest expense associated with the convertible senior notes that were issued in July of 2014 at the MIC holding company.

Equity in Earnings and Amortization Charges of Investee

The decrease in equity in earnings in 2014 compared with 2013 is primarily due to the consolidation of IMTT’s results from July 16, 2014 and thereafter compared with the equity method of accounting for IMTT’s results prior to the acquisition date.

Gain From Acquisition/Divestiture of Businesses

On August 21, 2014, we completed the sale of our 50.01% controlling interest in the district energy business, within CP&E, for approximately $270.0 million. Proceeds of the sale were used to repay the outstanding debt balance. The remaining amounts were divided between us and our co-investor in the business. Our share of the remaining proceeds was $59.6 million. As a result of this transaction, we deconsolidated the assets and liabilities of district energy business and recorded a pre-tax gain of $78.9 million.

On July 16, 2014, we completed the acquisition of the remaining 50% interest of IMTT that we did not previously own for $1.029 billion. Prior to this acquisition, our investment in IMTT was accounted for using the equity method of accounting. As of the closing date, we have consolidated IMTT’s results and the business is considered a reportable segment. The acquisition of the remaining 50% interest in IMTT requires that all assets and liabilities of IMTT be recorded at fair value including our previous 50% ownership. This resulted in a pre-tax gain of $948.1 million due to the remeasuring to fair value of our previous 50% ownership of IMTT.

Income Taxes

For 2014, we recorded an income tax benefit of $24.4 million, which includes a federal tax benefit of $22.9 million and a decrease in valuation allowances of $2.2 million. This is offset by state tax expense of $699,000.

For 2013, we recorded an income tax expense of $18.0 million, which included a federal tax expense of $13.1 million, a state tax expense of $1.9 million, and an increase in valuation allowance of $3.0 million.

The change from income tax expense in 2013 to income tax benefit in 2014 is primarily due to the income tax benefit associated with the performance fee recognized in the third quarter of 2014 and the write-off of the deferred tax liability associated with the investment in IMTT under the equity method of accounting. These benefits are partially offset by the capital gain generated on the sale of the district energy business. For tax purposes, a gain of $33.4 million was recognized on the district energy sale, resulting in a capital gain tax of $11.7 million. This amount is expected to be fully offset by our NOLs.

Results of Operations: Consolidated — (continued)

Valuation allowance:

In calculating our consolidated federal income tax provision, we have reversed valuation allowances for certain federal income tax NOL carryforwards totaling $4.7 million which we now consider more likely than not to be realized, including an NOL carryforward that we inherited as part of the IMTT Acquisition. Our valuation allowance for federal NOL carryforwards was $2.7 million as of December 31, 2013. As of December 31, 2014, there was no valuation allowance for federal NOL carryforwards.

In calculating our consolidated state income tax provision, we have provided a valuation allowance for certain state income tax NOL carryforwards, the utilization of which is not assured beyond a reasonable doubt. We increased the valuation allowance by $1.8 million for 2014 and $3.0 million for 2013 for certain state NOL carryforwards.

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

Gross Profit

Consolidated gross profit increased from 2012 to 2013 reflecting improved results at Atlantic Aviation, an increased contribution from the contracted power generation businesses and improved results at Hawaii Gas. This increase was partially offset by a reduction in cooling consumption gross profit at the district energy business during 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased in 2013 compared with 2012 primarily as a result of lower legal fees at the MIC holding company level, most significantly those incurred in connection with the arbitration and related matters involving MIC and its co-investor in IMTT incurred during 2012. These improvements were partially offset by transactional costs related to acquisitions made at Atlantic Aviation and an increase in Hawaii Gas primarily related to severance costs.

Fees to Manager

For the years ended December 31, 2013 and 2012, we incurred base management fees of $32.0 million and $21.9 million, respectively. For the years ended December 31, 2013 and 2012, we incurred performance fees of $53.4 million and $67.3 million, respectively. Our Manager elected to reinvest the base management and performance fees in additional shares of MIC in all those periods.

Depreciation

Depreciation expense increased in 2013 compared with 2012 primarily as a result of the depreciation generated by solar power generation facilities that became operational during the year.

Interest Expense and Loss on Derivative Instruments

Interest expense includes losses on derivative instruments of $7.5 million and $21.6 million for 2013 and 2012, respectively. Excluding the derivative adjustments and interest rate swap breakage fees at Atlantic Aviation and Hawaii Gas, interest expense for 2013 compared with 2012 decreased primarily due to the expiration of an unfavorable interest rate swap at Atlantic Aviation in October of 2012 and lower principal balance on the term loan debt.

Equity in Earnings and Amortization Charges of Investee

The increase in equity in earnings for the year ended December 31, 2013 reflects our share of the derivative gains for the year ended December 31, 2013 compared with our share of the derivative losses for the year ended December 31, 2012 and our share of the improved operating results from IMTT.

Income Taxes

For 2013 and 2012, we reported a current federal taxable loss of $10.7 million and $47.8 million, respectively, and did not pay a Federal Alternative Minimum Tax.

Results of Operations: Consolidated — (continued)

Valuation allowance:

In calculating our consolidated federal income tax provision, we had provided a valuation allowance for certain federal income tax NOL carryforwards, the utilization of which is not assured beyond a reasonable doubt. The amount of the federal valuation allowance did not change in 2013 or 2012.

In calculating our consolidated state income tax provision, we had provided a valuation allowance for certain state income tax NOL carryforwards, the utilization of which is not assured beyond a reasonable doubt. We increased the valuation allowance by $3.0 million for each of 2013 and 2012 for certain state NOL carryforwards.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow

We have disclosed EBITDA excluding non-cash items for our Company and each of our operating segments in Note 12, “Reportable Segments”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K, as a key performance metric relied on by management in evaluating our performance. EBITDA excluding non-cash items is defined as earnings before interest, taxes, depreciation and amortization and non-cash items, which includes impairments, base management and performance fees, if any, derivative gains and losses and adjustments for other non-cash items reflected in the statements of operations. We believe EBITDA excluding non-cash items provides additional insight into the performance of our operating businesses relative to each other and to similar businesses without regard to their capital structure, and to their ability to service or reduce debt, fund capital expenditures and/or support distributions to the holding company.

We also disclose Free Cash Flow, as defined by us, as a means of assessing the amount of cash generated by our businesses and supplementing other information provided in accordance with GAAP. We define Free Cash Flow as cash from operating activities, which includes cash paid for interest, taxes and pension contributions, less maintenance capital expenditures, which includes principal repayments on capital lease obligations used to fund maintenance capital expenditures, and excludes changes in working capital.

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

Results of Operations: Consolidated — (continued)

•	whether we expect the capital expenditure increases profitability or cash flows, through incremental future revenue, lower future costs or lower future capital requirements.

In some cases, specific capital expenditures contain characteristics of both maintenance and growth capital expenditures. We do not bifurcate specific capital expenditures into growth and maintenance components. Each discrete capital expenditure is considered within the above framework and the entire capital expenditure is classified as either maintenance or growth according to the preponderance of categorization. Further, where capital expenditure follows an acquisition and is incurred to bring the acquired business to the standards expected by MIC across all of its portfolio, such integration capital expenditure will usually be classified as growth capital expenditure.

A reconciliation of net income attributable to MIC LLC to EBITDA excluding non-cash items and EBITDA excluding non-cash items to Free Cash Flow from operations, on a consolidated basis, is provided below, and similar reconciliations for each of our operating businesses and MIC Corporate follow.

	Year Ended December 31,			Change (From 2013 to 2014) Favorable/(Unfavorable)		Change (From 2012 to 2013) Favorable/(Unfavorable)
	2014	2013	2012	$	%	$	%
	($ in Thousands) (Unaudited)
Net income attributable to MIC LLC(1)	$1,042,028	$31,254	$13,321
Interest expense, net(2)	73,084	36,840	46,401
(Benefit) provision for income taxes	(24,374)	18,043	2,285
Depreciation(3)	98,442	39,150	31,587
Depreciation – cost of services(3)	4,374	6,726	6,727
Amortization of intangibles(4)	42,695	34,651	34,601
Loss from customer contract termination	1,269	5,906	—
Loss on extinguishment of debt	90	2,434	—
Loss (gain) on disposal of assets	1,216	106	(1,979)
Gain from acquisition/divestiture of businesses	(1,027,181)	—	—
Equity in earnings and amortization charges of investees	(26,391)	(39,115)	(32,327)
Equity distributions from investees(5)	25,330	39,115	32,327
Base management fees to be settled/settled in shares	46,636	31,979	21,898
Performance fees settled in cash/shares(6)	121,546	53,388	67,329
Other non-cash expense (income), net	6,780	(2,843)	3,387
EBITDA excluding non-cash items	$385,544	$257,634	$225,557	127,910	49.6	32,077	14.2
EBITDA excluding non-cash items	$385,544	$257,634	$225,557
Interest expense, net(2)	(73,084)	(36,840)	(46,401)
Interest rate swap breakage fee – Hawaii Gas(2)	—	—	(8,701)
Interest rate swap breakage fee – Atlantic Aviation(2)	—	—	(595)
Adjustments to derivative instruments recorded in interest expense(2)	(3,108)	(5,138)	(17,132)
Amortization of debt financing costs(2)	5,376	3,874	4,232
Cash distribution received in excess of equity in earnings and amortization charges of investee(7)	—	—	54,625
Equipment lease receivable, net	2,805	3,807	3,548
Benefit/provision for income taxes, net of changes in deferred taxes	(3,568)	(4,748)	(3,865)
Pension contribution(8)	(26,960)	(3,150)	—
Changes in working capital(6)	(35,390)	(60,322)	6,643
Cash provided by operating activities	251,615	155,117	217,911
Changes in working capital(6)	35,390	60,322	(6,643)
Maintenance capital expenditures	(25,520)	(18,582)	(19,851)
Free cash flow	$261,485	$196,857	$191,417	64,628	32.8	5,440	2.8

(1)	Net income attributable to MIC LLC excludes net loss of $2.7 million and $3.2 million and net income of $930,000 attributable to noncontrolling interests for the years ended December 31, 2014, 2013 and 2012, respectively.

Results of Operations: Consolidated — (continued)

(2)	Interest expense, net, includes adjustments to derivative instruments related to interest rate swaps, non-cash amortization of deferred financing fees and interest rate swap breakage fees at Hawaii Gas and Atlantic Aviation.
(3)	Depreciation — cost of services includes depreciation expense for our previously owned district energy business, a component of CP&E segment, which is reported in cost of services in our consolidated statements of operations. Depreciation and Depreciation — cost of services does not include acquisition-related step-up depreciation expense of $4.2 million, $7.8 million and $7.8 million for the years ended December 31, 2014, 2013 and 2012, respectively, in connection with our previous 50% investment in IMTT, which is reported in equity in earnings and amortization charges of investees in our consolidated statements of operations.
(4)	Amortization of intangibles does not include acquisition-related step-up amortization expense of $185,000, $342,000 and $342,000 for the years ended December 31, 2014, 2013 and 2012, respectively, in connection with our previous 50% investment in IMTT, which is reported in equity in earnings and amortization charges of investees in our consolidated statements of operations.
(5)	Equity distributions from investees in the above table includes distributions we received only up to our share of the earnings recorded in the calculation for EBITDA excluding non-cash items.
(6)	In October of 2014, our Board requested, and our Manager agreed, that $65.0 million of the third quarter of 2014 performance fee be settled in cash using the proceeds from the sale of the district energy business in order to minimize dilution. The remainder of the fee of $51.6 million was reinvested in additional shares of MIC. The impact of the cash settled portion has been excluded from the calculation of Free Cash Flow.
(7)	Cash distributions received in excess of equity in earnings and amortization charges of investee in the above table is the excess cumulative distributions received to the cumulative earnings recorded in equity in earnings and amortization charges of investees, since our investment in IMTT, adjusted for the current periods equity in earnings and amortization charges of investees in the calculation from net income attributable to MIC LLC to EBITDA excluding non-cash items above. The cumulative allocation of the $188.1 million distributions received during the year ended December 31, 2012 was $87.0 million recorded in net cash provided by operating activities and $101.1 million recorded in net cash provided by investing activities, as a return of investment, on the consolidated statements of cash flows.
(8)	For the year ended December 31, 2012, pension contribution of $3.8 million was reported in changes in working capital for that period.

Reconciliation from Consolidated Free Cash Flow to Proportionately Combined Free Cash Flow

The following table is a reconciliation from Free Cash Flow on a consolidated basis to Free Cash Flow on a proportionately combined basis (in proportion to our interests). See “Results of Operations — Consolidated” above for a reconciliation of Free Cash Flow — Consolidated basis to cash provided by operating activities, the most comparable GAAP measure. See “Results of Operations” below for each of our segments for a reconciliation of Free Cash Flow for each segment to cash provided by (used in) operating activities for such segment. See “Results of Operations — Summary of Our Proportionately Combined Results” for further discussions on Free Cash Flow and our proportionately combined financial measures below.

	Year Ended December 31,			Change (From 2013 to 2014) Favorable/(Unfavorable)		Change (From 2012 to 2013) Favorable/(Unfavorable)
	2014	2013	2012	$	%	$	%
	($ In Thousands) (Unaudited)
Free Cash Flow-Consolidated basis	$261,485	$196,857	$191,417	64,628	32.8	5,440	2.8
Equity distributions from investee(1)	(25,086)	(39,115)	(86,952)
100% of CP&E Free Cash Flow included in consolidated Free Cash Flow	(10,480)	(13,662)	(8,356)
MIC’s share of IMTT Free Cash Flow(2)	31,324	60,411	59,566
MIC’s share of CP&E Free Cash Flow	5,103	5,560	1,324
Free Cash Flow – Proportionately Combined basis	$262,346	$210,051	$156,999	52,295	24.9	53,052	33.8

(1)	Equity distributions from investee represent the portion of distributions received from IMTT that are recorded in cash from operating activities prior to the IMTT Acquisition on July 16, 2014. The

Results of Operations: Consolidated — (continued)

distribution for the fourth quarter of 2013 from IMTT was received in the first quarter of 2014, as customary. Conversely, the distribution for the fourth quarter of 2012 from IMTT was received in the same period.
(2)	Represents our proportionate share of IMTT’s Free Cash Flow prior to the IMTT Acquisition on July 16, 2014.

IMTT

Prior to July 16, 2014, we accounted for our 50% interest in IMTT using the equity method of accounting. As of July 16, 2014, we have consolidated IMTT on a 100% basis. To enable meaningful analysis of IMTT’s performance across periods, IMTT’s overall performance is discussed below, rather than IMTT’s contribution to our consolidated results.

	Year Ended December 31,			Change (From 2013 to 2014) Favorable/(Unfavorable)		Change (From 2012 to 2013) Favorable/(Unfavorable)
	2014	2013	2012
	$	$	$	$	%	$	%
	($ In Thousands) (Unaudited)
Revenues	567,467	513,902	474,388	53,565	10.4	39,514	8.3
Cost of services(1)(2)	248,681	226,688	213,558	(21,993)	(9.7)	(13,130)	(6.1)
Gross Profit	318,786	287,214	260,830	31,572	11.0	26,384	10.1
General and administrative expenses(2)	44,018	32,729	31,050	(11,289)	(34.5)	(1,679)	(5.4)
Depreciation and amortization	93,488	76,091	70,016	(17,397)	(22.9)	(6,075)	(8.7)
Casualty losses, net(1)	—	6,700	—	6,700	100.0	(6,700)	NM
Operating income	181,280	171,694	159,764	9,586	5.6	11,930	7.5
Interest expense, net(3)	(27,239)	(24,572)	(35,244)	(2,667)	(10.9)	10,672	30.3
Other income	2,665	2,133	1,890	532	24.9	243	12.9
Provision for income taxes	(64,033)	(61,149)	(51,293)	(2,884)	(4.7)	(9,856)	(19.2)
Noncontrolling interest	(527)	(251)	(839)	(276)	(110.0)	588	70.1
Net income(4)	92,146	87,855	74,278	4,291	4.9	13,577	18.3
Reconciliation of net income to EBITDA excluding non-cash items and cash provided by operating activities to Free Cash Flow:
Net income(4)	92,146	87,855	74,278
Interest expense, net(3)	27,239	24,572	35,244
Provision for income taxes	64,033	61,149	51,293
Depreciation and amortization	93,488	76,091	70,016
Casualty losses, net(1)	—	6,700	—
Other non-cash expenses(5)	8,269	12,122	855
EBITDA excluding non-cash items	285,175	268,489	231,686	16,686	6.2	36,803	15.9
EBITDA excluding non-cash items	285,175	268,489	231,686
Interest expense, net(3)	(27,239)	(24,572)	(35,244)
Adjustments to derivative instruments recorded in interest expense(3)	(15,335)	(19,794)	(4,271)
Amortization of debt financing costs(3)	2,050	2,833	3,221
Provision for income taxes, net of changes in deferred taxes	(34,250)	(18,456)	(17,885)
Pension contribution(6)	(20,000)	(4,450)	—
Changes in working capital	(413)	(3,707)	13,636
Cash provided by operating activities	189,988	200,343	191,143
Changes in working capital	413	3,707	(13,636)
Maintenance capital expenditures	(44,176)	(83,228)	(58,375)
Free cash flow	146,225	120,822	119,132	25,403	21.0	1,690	1.4

NM — Not meaningful

IMTT — (continued)

(1)	Casualty losses, net, includes $2.5 million related to the quarter ended December 31, 2012, which was recorded in cost of services in that period. This amount has been included in the year ended December 31, 2013.
(2)	Includes transactional costs in connection with the IMTT Acquisition.
(3)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.
(4)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.
(5)	The calculation of IMTT’s EBITDA prior to the acquisition included various non-cash items. MIC has excluded known non-cash items when calculating IMTT’s EBITDA excluding non-cash items, including primarily the non-cash pension expense of $7.4 million and $11.2 million for the years ended December 31, 2014 and 2013, respectively. The non-cash pension expense of $11.4 million for 2012 was reported in changes in working capital for that period.
(6)	Pension contribution of $5.0 million for 2012 was reported in changes in working capital for that period.

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

Key Factors Affecting Operating Results:

•	gross profit increased principally due to:
•	increased levels of spill response;
•	an increase in revenue from firm commitments; and
•	a weather-related increase in gross profit from heating charges in the first quarter of 2014; partially offset by
•	higher costs primarily related to the IMTT Acquisition.

Revenue

For the year ended December 31, 2014, revenue increased predominately as a result of increased spill response activity, higher firm commitments (notwithstanding marginally lower tank utilization for the first nine months ended September 30, 2014), heating charges and a customer reimbursement. IMTT generates most of its revenue pursuant to contracts, which typically contain a fixed monthly charge (that escalates with inflation) for access to or use of IMTT’s infrastructure. We refer to revenues generated from such fixed charges as firm commitments. The weighted average remaining life of IMTT’s contracts (weighted by firm commitment revenue) was 2.8 years and 3.2 years as of December 31, 2014 and 2013, respectively.

In the fourth quarter of 2014, there was a marked increase in volatility in commodity markets associated with the sudden decline in crude oil prices. A contango emerged in a number of commodity markets that saw an increase in demand for storage in certain geographies. While pricing continued to increase, however, the suddenness of the change in market conditions caused many customers to seek shorter term contracts than IMTT has historically sought.

Capacity utilization increased to 93.2% in the fourth quarter of 2014 compared with 92.4% in the fourth quarter of 2013 as a large tank came back into service following its scheduled cleaning and inspection.

Costs

Costs were higher in 2014 compared with 2013 predominantly as a result of higher spill response activity involving third parties and transactional related costs. For the quarter ended December 31, 2014, costs increased 3.3% compared with the quarter ended December 31, 2013, due to severance and transaction costs. Cost growth in the quarter ended December 31, 2014 decreased significantly compared to the nine months ended September 30, 2014 as increased financial controls started to take effect. For the nine months ended September 30, 2014, costs excluding those related with the transaction increased by 13.1% primarily due to costs associated with higher spill response activity.

IMTT — (continued)

Depreciation and amortization

Depreciation and amortization expense increased in 2014 compared with 2013 primarily due to remeasuring the fixed assets and intangibles to fair value in connection with the IMTT Acquisition.

Casualty Losses, Net

During 2013, casualty losses, net, were recorded as a result of fixed asset write-offs associated with Hurricane Sandy, net of insurance recoveries. Casualty losses, net, includes $2.5 million related to the quarter ended December 31, 2012, which was recorded in cost of services in that period. This amount has been included in the year ended December 31, 2013.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $3.0 million and gains of $1.6 million for 2014 and 2013, respectively. Excluding the derivative adjustments, interest expense decreased during 2014 compared with 2013 due to lower average debt balances.

Cash interest paid totaled $39.7 million and $40.2 million for 2014 and 2013, respectively. The decrease in cash interest paid in 2014 was primarily due to lower average debt balances as a result of a net reduction of IMTT’s revolving credit facility drawn balance.

Income Taxes

IMTT filed a consolidated federal income tax return for tax periods through and including July 16, 2014, the date of the IMTT Acquisition, and state income tax returns in the states in which it operates. Subsequent to July 16, 2014, IMTT became part of the MIC consolidated federal taxpayer group, and will continue to file state income tax returns in the states in which it operates.

The “Provision for income taxes, net of changes in deferred taxes” of $34.3 million for 2014 in the table above, includes $30.0 million of federal income taxes and $4.3 million of state income taxes. IMTT’s current federal income taxes are attributable to its short tax year ended July 16, 2014. Subsequent to the IMTT Acquisition, we did not have any 2014 current federal income taxes attributable to IMTT. Future federal taxable income attributable to IMTT is eligible to be offset in consolidation by MIC NOLs.

For 2013, IMTT paid federal and state income taxes of $13.6 million and $5.6 million, respectively.

On December 19, 2014, the President signed the “Tax Increase Prevention Act”. This legislation reinstates, for the 2014 calendar year, a number of tax provisions that expired at the end of 2013, including 50% bonus depreciation. While bonus depreciation would reduce IMTT’s taxable income, it has the effect of increasing MIC’s taxable income on distributions received from IMTT prior to July 16, 2014. The increase in current income taxes payable is primarily due to higher taxable income, which is in part due to a preliminary decision to opt out with respect to the bonus depreciation election for IMTT assets placed in service during 2014.

A significant difference between IMTT’s book and federal taxable income relates to depreciation of terminalling fixed assets. For book purposes, these fixed assets are depreciated primarily over 15 to 30 years using the straight-line method of depreciation. For federal income tax purposes, these fixed assets are depreciated primarily over 5 to 15 years using accelerated methods. Most terminalling fixed assets placed in service between 2012 through 2014 did or should qualify for the federal 50% bonus tax depreciation. A significant portion of Louisiana terminalling fixed assets constructed after Hurricane Katrina was financed with Gulf Opportunity Zone Bonds (“GO Zone Bonds”). GO Zone Bond financed assets are depreciated, for tax purposes, primarily over 9 to 20 years using the straight-line depreciation method, and do not qualify for bonus depreciation. Most of the states in which the business operates do not allow the use of 50% bonus tax depreciation. However, Louisiana allows the use of 50% bonus depreciation except for assets financed with GO Zone Bonds.

During the fourth quarter of 2014, IMTT completed tax restructuring and analysis that resulted in the reversal of a valuation allowance for certain federal and state income tax NOL carryforwards totaling $2.3 million, which we now consider more likely than not to be realized.

IMTT — (continued)

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

Revenue

Revenues increased 8.3% during 2013 as compared with 2012. The increase was primarily attributable to additional revenues from new storage and infrastructure that was put into service during 2012 and 2013 and an escalation in firm commitments.

As expected, capacity utilization declined from 94.1% in 2012 to 92.7% in 2013 due to the timing and increased size of tanks taken out of service for scheduled cleaning and inspection. Amongst others, as of December 31, 2013, one of the 500,000 barrel tanks at St. Rose was out of service for scheduled cleaning and inspection.

Costs

Costs were higher for 2013 as compared with 2012, primarily due to higher labor and healthcare costs, higher spill response costs due to an increase in activity and increased product heating costs, partially offset by lower repairs and maintenance costs.

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

Income Taxes

For 2013, IMTT recorded $48.8 million and $12.3 million in federal and state income tax expenses, respectively. The actual federal and state income taxes paid were $13.6 million and $5.6 million, respectively.

For 2012, IMTT paid federal and state income taxes of $13.5 million and $4.6 million, respectively.

Atlantic Aviation

	Year Ended December 31,			Change (From 2013 to 2014) Favorable/(Unfavorable)		Change (From 2012 to 2013) Favorable/(Unfavorable)
	2014	2013	2012
	$	$	$	$	%	$	%
	($ In Thousands) (Unaudited)
Revenues	779,261	725,480	719,855	53,781	7.4	5,625	0.8
Cost of services	416,697	402,306	414,421	(14,391)	(3.6)	12,115	2.9
Gross Profit	362,564	323,174	305,434	39,390	12.2	17,740	5.8
Selling, general and administrative expenses	194,804	178,182	174,039	(16,622)	(9.3)	(4,143)	(2.4)
Depreciation and amortization	63,778	56,378	56,681	(7,400)	(13.1)	303	0.5
Loss (gain) on disposal of assets	1,279	226	(1,358)	(1,053)	NM	(1,584)	(116.6)
Operating income	102,703	88,388	76,072	14,315	16.2	12,316	16.2
Interest expense, net(1)	(40,618)	(22,151)	(27,963)	(18,467)	(83.4)	5,812	20.8
Loss on extinguishment of debt	—	(2,472)	—	2,472	100.0	(2,472)	NM
Other (expense) income	(25)	(2)	969	(23)	NM	(971)	(100.2)
Provision for income taxes	(25,096)	(25,218)	(21,340)	122	0.5	(3,878)	(18.2)
Net income(2)	36,964	38,545	27,738	(1,581)	(4.1)	10,807	39.0
Reconciliation of net income to EBITDA excluding non-cash items and cash provided by operating activities to Free Cash Flow:
Net income(2)	36,964	38,545	27,738
Interest expense, net(1)	40,618	22,151	27,963
Provision for income taxes	25,096	25,218	21,340
Depreciation and amortization	63,778	56,378	56,681
Loss on extinguishment of debt	—	2,434	—
Loss (gain) on disposal of assets	1,216	106	(1,979)
Other non-cash expense (income)	259	5	(988)
EBITDA excluding non-cash items	167,931	144,837	130,755	23,094	15.9	14,082	10.8
EBITDA excluding non-cash items	167,931	144,837	130,755
Interest expense, net(1)	(40,618)	(22,151)	(27,963)
Interest rate swap breakage fees(1)	—	—	(595)
Adjustments to derivative instruments recorded in interest expense(1)	9,459	823	(17,264)
Amortization of debt financing costs(1)	3,138	2,687	2,675
Provision for income taxes, net of changes in deferred taxes	(4,549)	(7,823)	(2,646)
Changes in working capital	6,775	2,504	46
Cash provided by operating activities	142,136	120,877	85,008
Changes in working capital	(6,775)	(2,504)	(46)
Maintenance capital expenditures	(9,886)	(11,618)	(10,897)
Free cash flow	125,475	106,755	74,065	18,720	17.5	32,690	44.1

NM — Not meaningful

(1)	Interest expense, net, includes adjustments to derivative instruments, non-cash amortization of deferred financing fees and interest rate swap breakage fees.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.

Atlantic Aviation — (continued)

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

Key Factors Affecting Operating Results:

•	contribution from acquired FBOs, net of incremental selling, general and administrative expenses associated with acquired FBOs;
•	increases in same store gross profit primarily due to increases in fuel, rental and de-icing revenue; partially offset by
•	higher selling, general and administrative expenses primarily related to employee salaries and benefit costs, rent and utility expenses and transaction related expenses; and
•	higher cash interest expense driven by higher average cost of debt and higher average debt levels.

The recovery in the U.S. GA market continued through 2014. This was reflected in increased flight activity, increased volume of fuel sold, increased demand for hangar and ramp rental and decreased price elasticity of certain customer segments. If the U.S. economy continues to improve, we anticipate that these trends will continue through 2015. Consolidation of locations in the FBO industry continued by all of the large operators, including Atlantic Aviation.

Atlantic Aviation also deployed growth capital in fuel supply chain logistics, terminal and hangar improvements and expansions. Our investment in fuel supply chain logistics is designed to lower our costs, strengthen our competitive position at the airports at which we operate and better manage our exposure to commodity price volatility. The rapid and significant decline in jet fuel costs in the fourth quarter of 2014 had no discernible impact on flight activity levels or Atlantic Aviation’s margin.

Revenue and Gross Profit

The majority of the revenue and gross profit earned by Atlantic Aviation is generated through fueling GA aircraft at facilities located at 69 U.S. airports at which Atlantic Aviation operates. The business generally pursues a strategy of maintaining and, where appropriate, increasing dollar-based margins. Generally, fluctuations in the cost of fuel are passed through to the customer. Revenue and gross profit are driven by the volume of fuel sold and the dollar-based margin/fee per gallon on those sales.

Atlantic Aviation completed the Galaxy Acquisitions on April 30, 2014. Together with the acquisition of the Kansas City FBO in December of 2013, these acquisitions have performed in-line with expectations and contributed to the increases in revenue, gross profit and costs in 2014 compared with 2013. On a same store basis, gross profit increased 5.9% in 2014 compared with 2013, driven by increases in fuel, rental and de-icing revenue.

Atlantic Aviation seeks to extend FBO leases prior to their maturity and to increase the portfolio’s weighted average lease life. The weighted average lease life decreased from 19.4 years at December 31, 2013 to 18.8 years at December 31, 2014, notwithstanding the passage of one year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased in 2014 compared with 2013 primarily due to incremental selling, general and administrative expenses associated with acquired FBOs and transaction and legal costs associated with previously announced acquisitions.

On a same store basis, costs were 3.1% higher in 2014 primarily due to increased employee salaries and benefit costs, rent and utility expenses, and costs associated with the colder weather in the Northeast U.S. during the first quarter of 2014.

Atlantic Aviation — (continued)

Interest Expense, Net

Interest expense includes losses on derivative instruments of $17.5 million and $3.7 million in 2014 and 2013, respectively. Excluding the derivative adjustments, interest expense increased due to the lower cost of debt in the prior comparable period, as the principal amount was unhedged until it was refinanced on May 31, 2013, and higher average debt levels in the current year. Cash interest paid was $28.1 million and $18.8 million in 2014 and 2013, respectively.

Income Taxes

Income generated by Atlantic Aviation is included in our consolidated federal income tax return. The business files state income tax returns in the states in which it operates. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business.

The “Provision for income taxes, net of changes in deferred taxes” of $4.5 million for the year ended December 31, 2014 in the above table, includes $926,000 of federal income taxes payable to MIC and $3.6 million of state income taxes. Any current federal income tax liability is expected to be offset in consolidation by the application of NOLs.

At December 31, 2014, Atlantic Aviation had $25.1 million of state NOL carryforwards. State NOL carryforwards are specific to the state in which the NOL was generated and various states impose limitations on the utilization of NOL carryforwards. Therefore, the business may incur state income tax liabilities in the future, even if its consolidated state taxable income is less than $25.1 million.

During the first quarter of 2014, Atlantic Aviation completed a tax planning initiative which is expected to reduce state taxes by approximately $2.0 million over the next several years.

For 2013, Atlantic Aviation paid state income taxes of $3.3 million.

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

Revenue and Gross Profit

The increase in gross profit in 2013 compared with 2012 was the result of increased fuel, rental and de-icing gross profit. On a same store basis, total gross profit increased by 6.5% in 2013 compared with 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased in 2013 as compared to 2012 due to increased legal costs and costs associated with the acquisition and integration of an FBO in Kansas City and the acquisition of Galaxy FBOs. On a same store basis, costs were 3.2% higher in 2013 as compared to 2012 due to: (1) increased labor costs; (2) higher employee incentive costs; (3) legal and compliance fees; and (4) costs associated with the implementation of procurement and other initiatives.

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

Income Taxes

For 2013, Atlantic Aviation paid cash state income taxes of $3.3 million. The 2013 “Provision for income taxes, net of changes in deferred taxes” of $7.8 million in the above table includes $5.0 million of federal income taxes payable to MIC and $2.8 million of state income taxes.

For 2012, the business incurred a Federal Alternative Minimum Tax of $385,000 payable to MIC and paid cash state income taxes of $1.4 million.

Contracted Power and Energy

The financial results discussed below reflect 100% of CP&E’s performance during the periods presented below, rather than our interests.

	Year Ended December 31,			Change (From 2013 to 2014) Favorable/(Unfavorable)		Change (From 2012 to 2013) Favorable/(Unfavorable)
	2014	2013	2012
	$	$	$	$	%	$	%
	($ In Thousands) (Unaudited)
Service revenues	29,487	44,880	48,762	(15,393)	(34.3)	(3,882)	(8.0)
Product revenues	19,779	9,371	355	10,408	111.1	9,016	NM
Finance lease revenues	1,836	3,563	4,536	(1,727)	(48.5)	(973)	(21.5)
Total revenues	51,102	57,814	53,653	(6,712)	(11.6)	4,161	7.8
Cost of revenue – service(1)	21,311	31,871	34,572	10,560	33.1	2,701	7.8
Cost of revenue – product	3,869	1,488	—	(2,381)	(160.0)	(1,488)	NM
Cost of revenue – total	25,180	33,359	34,572	8,179	24.5	1,213	3.5
Gross profit	25,922	24,455	19,081	1,467	6.0	5,374	28.2
Selling, general and administrative expenses	8,319	7,865	9,829	(454)	(5.8)	1,964	20.0
Depreciation	14,758	7,330	154	(7,428)	(101.3)	(7,176)	NM
Amortization of intangibles	843	1,326	1,372	483	36.4	46	3.4
Loss from customer contract termination	1,269	5,906	—	4,637	78.5	(5,906)	NM
Operating income	733	2,028	7,726	(1,295)	(63.9)	(5,698)	(73.8)
Interest expense, net(2)	(8,606)	(7,930)	(7,790)	(676)	(8.5)	(140)	(1.8)
Loss on extinguishment of debt	(90)	—	—	(90)	NM	—	—
Equity in earnings of investee	244	—	—	244	NM	—	—
Other income	2,300	3,289	651	(989)	(30.1)	2,638	NM
Provision for income taxes	(823)	(827)	(930)	4	0.5	103	11.1
Noncontrolling interest	4,471	4,051	1,421	420	10.4	2,630	185.1
Net (loss) income	(1,771)	611	1,078	(2,382)	NM	(467)	(43.3)
Reconciliation of net (loss) income to EBITDA excluding non-cash items and cash provided by (used in) operating activities to Free Cash Flow:
Net (loss) income	(1,771)	611	1,078
Interest expense, net(2)	8,606	7,930	7,790
Provision for income taxes	823	827	930
Depreciation(1)	19,132	14,056	6,881
Amortization of intangibles	843	1,326	1,372
Loss on extinguishment of debt	90	—	—
Loss from customer contract termination	1,269	5,906	—
Equity in earnings of investee	(244)	—	—
Equity distributions from investee(3)	244	—	—
Other non-cash income	(6,269)	(6,569)	(1,514)
EBITDA excluding non-cash items	22,723	24,087	16,537	(1,364)	(5.7)	7,550	45.7
EBITDA excluding non-cash items	22,723	24,087	16,537
Interest expense, net(2)	(8,606)	(7,930)	(7,790)
Adjustments to derivative instruments recorded in interest expense(2)	(5,321)	(5,531)	(2,906)
Amortization of debt financing costs(2)	518	732	699
Equipment lease receivable, net	2,805	3,807	3,548
Provision for income taxes, net of changes in deferred taxes	(903)	(855)	(841)
Changes in working capital	33,440	(54,491)	11,962
Cash provided by (used in) operating activities	44,656	(40,181)	21,209
Changes in working capital	(33,440)	54,491	(11,962)
Maintenance capital expenditures	(736)	(648)	(891)
Free cash flow	10,480	13,662	8,356	(3,182)	(23.3)	5,306	63.5

Contracted Power and Energy — (continued)

NM — Not meaningful

(1)	Includes depreciation expense of $4.4 million, $6.7 million and $6.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.
(2)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.
(3)	Equity distributions from investee in the above table includes distributions we received only up to our share of the earnings recorded in the calculation for EBITDA excluding non-cash items.

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

Key Factors Affecting Operating Results:

•	sale of our controlling interest in the district energy business; and
•	legal and professional expenses primarily relating to transactions during 2014; partially offset by
•	revenue generated by the increase in generating capacity, including investments in wind power generation facilities in 2014 and the full year benefit of investments in solar power generation facilities that were made in 2013.

Revenue and Gross Profit

Total revenue decreased in 2014 compared with 2013 due to the sale of the district energy business on August 21, 2014, partially offset by the full year operations of all solar power generation facilities and partial year results from the wind power generation facilities acquired during the second half of 2014.

Total gross profit increased in 2014 compared with 2013 due to full year operation of the solar power generation facilities, partially offset by the sale of the district energy business on August 21, 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are comprised primarily of transaction-related fees, legal and other professional fees and management and incentive costs. The increase in selling, general and administrative expenses in 2014 compared with 2013 was driven by the increase in legal and professional expenses for the acquisitions of wind power generation facilities and the sale of our interest in the district energy business in 2014.

Depreciation

Depreciation expense increased in 2014 compared with 2013 primarily as a result of the depreciation associated with solar power generation facilities that became operational during 2013 and the wind power generation facilities acquired during the second half of 2014.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $199,000 and $1.8 million in 2014 and 2013, respectively, at the district energy business and a wind power generation facility for 2014. Excluding the derivative adjustments, interest expense increased in 2014 compared with 2013 due to higher term debt balance at the solar power generation facilities, partially offset by the sale of the district energy business on August 21, 2014. Cash interest paid totaled $15.6 million and $13.3 million in 2014 and 2013, respectively.

Income Taxes

The projects that comprise this business at December 31, 2014 are held in LLCs, treated as partnerships for income tax purposes, with co-investors. Each project’s taxable income for the first five years is expected to be a loss primarily due to accelerated depreciation. With the exception of the interest in the wind power generation facility in Idaho that we acquired in the second half of 2014, 99% of the taxable loss from these projects, subject to certain adjustments that are not expected to be significant, are allocated to the co-investors. Accordingly, aside from our investment in the wind power generation facility in Idaho, these projects are expected to have a nominal effect on MIC’s consolidated current taxable income for at least the first five years of each project. For 2014, our interest in the wind power generation facility in Idaho is expected to have a minimal impact to MIC due to the timing of the acquisition.

Contracted Power and Energy — (continued)

The projects do not pay federal or state income taxes on a standalone basis, as the projects are treated as partnerships for tax purposes, with each member paying federal and state income taxes based on their allocated taxable income. For 2014, MIC expects its allocated share of the taxable income from the facilities currently in operation to be a loss of approximately $1.0 million. For 2013, MIC’s allocated share of the taxable income from the solar power generation facilities was a loss of $8.8 million.

The district energy business filed a separate federal income tax return and a separate Illinois state income tax return. Our interest in the district energy business was sold on August 21, 2014. Through our period of ownership, the district energy business recorded taxable income of $4.3 million and recorded a federal tax of $341,000 and a state tax of $102,000. For tax purposes, a gain of $33.4 million will be recognized, yielding a federal capital gain tax of $11.7 million, which will be fully offset by our NOLs. For 2013, the district energy business paid $135,000 and $641,000 in Federal Alternative Minimum Tax and state income taxes, respectively.

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

Revenue and Gross Profit

There was minimal revenue and gross profit from the contracted power generation business in 2012, all of which was generated in December of 2012 as one solar generation facility commenced operation. The increase in revenue and gross profit in 2013 reflects the full year operations of that facility and the partial year operation of the four remaining facilities.

At the district energy business, revenue and gross profit decreased in 2013 compared with 2012 primarily as a result of cooler average temperatures during 2013 compared with 2012 and an early customer contract termination. See loss from customer contract termination below. This was partially offset by new customer contracts and annual inflation-linked increases in rates.

Selling, General and Administrative Expense

Selling, general and administrative expenses are comprised primarily of acquisition-related fees, legal and other professional fees and management and incentive costs. Other than management costs, all of the costs decreased from 2012 to 2013.

Other Income

Other income increased for 2013 compared with 2012 due to higher payments received under agreements to manage district energy business’ energy consumption during periods of peak demand on the Illinois electricity grid. Under the agreement, payment rates are established in advance by the Regional Transmission Operator and fluctuate according to the needs.

Loss From Customer Contract Termination

Effective April 30, 2013, the district energy business no longer provided site specific cooling and heating services to a customer outside downtown Chicago for which revenue, fees and lease payments were being received. The loss of this customer reduced the business’ cash from operations.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $1.8 million and $4.2 million in 2013 and 2012, respectively, at the district energy business. Excluding the derivative adjustments, interest expense decreased for 2013 compared with 2012 due to lower debt balances at the district energy business. Cash interest paid totaled $13.3 million and $10.0 million in 2013 and 2012, respectively.

Income Taxes

For 2013, MIC’s allocated share of the taxable income (loss) from the five solar power generation facilities was a loss of $8.8 million. The 2013 “Provision for income taxes, net of changes in deferred taxes” in the above table includes Federal Alternative Minimum Tax of approximately $137,000 and state income taxes of approximately $718,000 attributable to the district energy business. For 2013, the district energy business paid $135,000 and $641,000 in Federal Alternative Minimum Tax and state income taxes, respectively. For 2012, the district energy business paid $133,000 and $629,000 in Federal Alternative Minimum Tax and state income taxes, respectively.

Hawaii Gas

	Year Ended December 31,			Change (From 2013 to 2014) Favorable/(Unfavorable)		Change (From 2012 to 2013) Favorable/(Unfavorable)
	2014	2013	2012
	$	$	$	$	%	$	%
	($ In Thousands) (Unaudited)
Revenues	264,621	257,725	260,538	6,896	2.7	(2,813)	(1.1)
Cost of product sales(1)	189,012	184,355	188,099	(4,657)	(2.5)	3,744	2.0
Gross profit	75,609	73,370	72,439	2,239	3.1	931	1.3
Selling, general and administrative expenses	22,491	20,294	18,637	(2,197)	(10.8)	(1,657)	(8.9)
Depreciation and amortization	9,192	8,767	7,981	(425)	(4.8)	(786)	(9.8)
Operating income	43,926	44,309	45,821	(383)	(0.9)	(1,512)	(3.3)
Interest expense, net(2)	(7,091)	(6,834)	(10,860)	(257)	(3.8)	4,026	37.1
Other expense	(2,871)	(164)	(437)	(2,707)	NM	273	62.5
Provision for income taxes	(12,635)	(14,995)	(13,904)	2,360	15.7	(1,091)	(7.8)
Net income(3)	21,329	22,316	20,620	(987)	(4.4)	1,696	8.2
Reconciliation of net income to EBITDA excluding non-cash items and cash provided by operating activities to Free Cash Flow:
Net income(3)	21,329	22,316	20,620
Interest expense, net(2)	7,091	6,834	10,860
Provision for income taxes	12,635	14,995	13,904
Depreciation and amortization	9,192	8,767	7,981
Other non-cash expenses(1)	6,709	2,116	2,940
EBITDA excluding non-cash items	56,956	55,028	56,305	1,928	3.5	(1,277)	(2.3)
EBITDA excluding non-cash items	56,956	55,028	56,305
Interest expense, net(2)	(7,091)	(6,834)	(10,860)
Interest rate swap breakage fees(2)	—	—	(8,701)
Adjustments to derivative instruments recorded in interest expense(2)	5	(430)	3,038
Amortization of debt financing costs(2)	480	455	858
Provision for income taxes, net of changes in deferred taxes	(659)	(6,705)	1,974
Pension contribution(4)	(6,960)	(3,150)	—
Changes in working capital	(1,100)	2,248	(6,712)
Cash provided by operating activities	41,631	40,612	35,902
Changes in working capital	1,100	(2,248)	6,712
Maintenance capital expenditures	(6,829)	(6,316)	(8,063)
Free cash flow	35,902	32,048	34,551	3,854	12.0	(2,503)	(7.2)

NM — Not meaningful

(1)	For the year ended December 31, 2013, cost of product sales includes non-cash income of $286,000 for asset retirement obligation credit that is not expected to recur. This non-cash income is excluded when calculating EBITDA excluding non-cash items.
(2)	Interest expense, net, includes adjustments to interest rate swaps, non-cash amortization of deferred financing fees and interest rate swap breakage fees.
(3)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.
(4)	Pension contribution of $3.8 million for 2012 was reported in changes in working capital for that period.

Hawaii Gas — (continued)

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

Key Factors Affecting Operating Results:

•	increase in the gross profit margin per therm and a 1.0% increase in the volume sold; and
•	absence of severance costs incurred in 2013; partially offset by
•	higher marketing expense.

The Hawaii economy grew at a faster pace than the US in 2014 with an unemployment rate 1.6% lower than the national average. Key tourism measures all grew in 2014, including visitor arrivals, days and spending. Other key industries, including construction, have continued their gains following the 2009 – 2011 recession. We believe this environment will continue in 2015.

Hawaii Gas continues to see opportunities to deploy growth capital to facilitate the further shift of customer demand from diesel and electricity to gas. There is also a significant opportunity to develop LNG import infrastructure that could facilitate a lowering of energy costs for the transportation, power generation, and other sectors in Hawaii.

Gross Profit and Operating Income

Volume increased by 1.0% in 2014 compared with 2013, notwithstanding lower customer tank levels at year end, driven by increased volumes at commercial customers, partially offset by lower residential consumption. Gross profit per therm increased in 2014 compared with 2013 as a result of lower inter-island transportation costs, partially offset by LPG margin compression and the timing of pipeline repairs.

Hawaii Gas sources its naphtha feedstock for its SNG plant from Hawaii Independent Energy and, effective October 1, 2014, the naphtha feedstock agreement was extended through June 30, 2016. The business continues to implement several initiatives to mitigate volatility in naphtha and LPG prices and supply, including hedging, storage expansion and diversification of the supply base. LPG production reliability improved in 2014, however long-term reliability remains uncertain and may continue to impact the sourcing of supply.

In March of 2014, Hawaii Gas received approval from the HPUC to land containerized LNG in Hawaii as a back-up fuel for its SNG system on Oahu. The first shipment of LNG was regasified in April of 2014 and operations have been ongoing since that time.

Selling, general and administrative expenses in 2014 compared with 2013 included higher marketing expenses, which were offset by the absence of severance costs in 2014.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $2.2 million and $2.0 million in 2014 and 2013, respectively, Excluding the derivative adjustments, interest expense decreased in 2014 compared with 2013. Cash interest paid totaled $6.7 million and $6.9 million in 2014 and 2013, respectively.

Income Taxes

Income from Hawaii Gas is included in our consolidated federal income tax return, and is subject to Hawaii state income taxes. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business. The “Provision for income taxes, net of changes in deferred taxes” of $659,000 for the year ended December 31, 2014 in the above table, includes $782,000 of federal income taxes payable to MIC and $123,000 of state income tax benefit. Any current federal income tax liability is expected to be offset in consolidation by the application of NOLs.

For 2013, Hawaii Gas paid state income taxes of $1.4 million.

The business’ federal taxable income differs from book income primarily as a result of differences in the depreciation of fixed assets. The state of Hawaii does not allow the federal bonus depreciation deduction of 50% in determining state taxable income.

Hawaii Gas — (continued)

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

Gross Profit and Operating Income

Volume increased by 0.5% for 2013 compared to 2012, driven by customer mix gains partially offset by a significant customer being offline during most of 2013. Gross profit increased during 2013 as the result of margin management. Operating costs increased due to the impact of severance costs, LNG costs, mechanical integrity expense and catalyst costs at the SNG plant.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $2.0 million and $7.9 million in 2013 and 2012, respectively. During 2012, Hawaii Gas paid $8.7 million in interest rate swap breakage fees in relation to the refinance of the business’ long-term debt facilities. Excluding the derivative adjustments and cash paid for interest rate swap breakage fees during 2012, interest expense decreased during 2013 compared with 2012 due to lower interest rates resulting from refinancing of Hawaii Gas’s long-term debt that occurred in August of 2012.

Cash interest paid totaled $6.9 million for 2013 and $5.6 million for 2012, excluding cash paid for interest rate swap breakage fees. The increase in cash interest paid for the comparable period is attributable to the timing of the interest payments made under the debt facility outstanding prior to the August of 2012 refinancing, compared with the new debt facility outstanding following the completion of the August of 2012 refinancing.

Income Taxes

For 2013, the business paid cash state income taxes of approximately $1.4 million. The “Provision for income taxes, net of changes in deferred taxes” of $6.7 million in the above table, includes $5.3 million of federal income taxes payable to MIC and $1.4 million of state income taxes.

For 2012, the business did not pay state income taxes.

Corporate and Other

The financial results below reflect Corporate and Other’s performance during the periods below.

	Year Ended December 31,			Change (From 2013 to 2014) Favorable/(Unfavorable)		Change (From 2012 to 2013) Favorable/(Unfavorable)
	2014	2013	2012
	$	$	$	$	%	$	%
	($ In Thousands) (Unaudited)
Base management fees	46,636	31,979	21,898	(14,657)	(45.8)	(10,081)	(46.0)
Performance fees	121,546	53,388	67,329	(68,158)	(127.7)	13,941	20.7
Selling, general and administrative expenses	15,526	6,149	10,867	(9,377)	(152.5)	4,718	43.4
Operating loss	(183,708)	(91,516)	(100,094)	(92,192)	(100.7)	8,578	8.6
Interest (expense) income, net(1)	(5,905)	75	212	(5,980)	NM	(137)	(64.6)
Gain from acquisition/divestiture of businesses(2)	1,027,054	—	—	1,027,054	NM	—	—
Other expense	—	(12)	(98)	12	100.0	86	87.8
Benefit for income taxes	88,696	22,997	33,889	65,699	NM	(10,892)	(32.1)
Noncontrolling interest	(1,428)	(877)	(2,351)	(551)	(62.8)	1,474	62.7
Net income (loss)(3)	924,709	(69,333)	(68,442)	994,042	NM	(891)	(1.3)

Reconciliation of net income (loss) to EBITDA excluding non-cash items and cash used in operating activities to Free Cash Flow:
Net income (loss)(3)	924,709	(69,333)	(68,442)
Interest expense (income), net(1)	5,905	(75)	(212)
Benefit for income taxes	(88,696)	(22,997)	(33,889)
Base management fees to be settled/settled in shares	46,636	31,979	21,898
Performance fees settled in cash/shares	121,546	53,388	67,329
Gain from acquisition/divestiture of businesses(2)	(1,027,181)	—	—
Other non-cash expense	2,178	1,605	2,949
EBITDA excluding non-cash items	(14,903)	(5,433)	(10,367)	(9,470)	(174.3)	4,934	47.6

EBITDA excluding non-cash items	(14,903)	(5,433)	(10,367)
Interest (expense) income, net(1)	(5,905)	75	212
Amortization of debt financing costs(1)	1,013	—	—
Benefit for income taxes, net of changes in deferred taxes	760	10,635	(2,352)
Changes in working capital	(60,531)	(10,583)	1,347
Cash used in operating activities	(79,566)	(5,306)	(11,160)
Changes in working capital	60,531	10,583	(1,347)
Free cash flow	(19,035)	5,277	(12,507)	(24,312)	NM	17,784	142.2

NM — Not meaningful

(1)	Interest (expense) income, net, includes non-cash amortization of deferred financing fees.
(2)	Represents the gain from the remeasuring to fair value of our previous 50% ownership of IMTT and the gain recognized on the sale of the district energy business. See “Results of Operations — Consolidated” for further discussions.
(3)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.

Summary of Our Proportionately Combined Results

The proportionately combined financial measures below are those attributable to MIC’s ownership interest in each of our operating businesses and MIC Corporate. Given the nature of the businesses we own and our varied ownership levels of these businesses, management believes that GAAP measures such as net income and cash from operating activities do not fully reflect all of the items that our management considers in assessing the amount of cash generated by our ownership interest in our businesses. We note that proportionately combined metrics used by us may be calculated in a different manner by other companies, which may limit their usefulness as a comparative measure. Therefore, our proportionately combined metrics should be used as a supplement to, and not in lieu of, our financial results reported under GAAP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a reconciliation of EBITDA excluding non-cash items to net income, and a reconciliation of Free Cash Flow to cash provided by (used in) operating activities for each of our operating businesses and MIC Corporate ($ in Thousands)(unaudited).

	For the Year Ended December 31, 2014
	IMTT 50%(1)	IMTT 100%(2)	Hawaii Gas	Atlantic Aviation	Contracted Power and Energy(3)	MIC Corporate	Proportionately Combined(4)	IMTT 100%(5)	Contracted Power and Energy 100%
Gross profit	85,727	147,333	75,609	362,564	16,639	N/A	687,872	318,786	25,922
EBITDA excluding non-cash items	78,712	127,751	56,956	167,931	12,914	(14,903)	429,361	285,175	22,723
Free cash flow	31,324	83,577	35,902	125,475	5,103	(19,035)	262,346	146,225	10,480

	For the Year Ended December 31, 2013
	IMTT 50%(1)	Hawaii Gas	Atlantic Aviation	Contracted Power and Energy(3)	MIC Corporate	Proportionately Combined(4)	IMTT 100%(5)	Contracted Power and Energy 100%
Gross profit	143,607	73,370	323,174	13,392	N/A	553,543	287,214	24,455
EBITDA excluding non-cash items	134,245	55,028	144,837	11,214	(5,433)	339,891	268,489	24,087
Free cash flow	60,411	32,048	106,755	5,560	5,277	210,051	120,822	13,662

N/A — Not applicable.

(1)	Our proportionate interest in IMTT prior to the acquisition of the remaining 50% interest on July 16, 2014.
(2)	Represents our 100% ownership interest in IMTT subsequent to July 16, 2014.
(3)	Proportionately combined Free Cash Flow for Contracted Power and Energy is equal to MIC’s controlling ownership interest in its solar and wind power generation businesses and the district energy business, up to August 21, 2014, date of sale.
(4)	Proportionately combined Free Cash Flow is equal to the sum of Free Cash Flow attributable to MIC’s ownership interest in each of its operating businesses and MIC Corporate.
(5)	Represents 100% of IMTT as a stand-alone business.

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

We use revolving credit facilities at each of our operating companies and the holding company as cash management tools thereby reducing both our cash balances and cash interest expense while maintaining access to sufficient liquidity to meet future requirements, including servicing long-term debt obligations and make distributions to MIC. We base our assessment of the sufficiency of our liquidity and capital resources on the assumptions that:

•	our businesses overall generate, and are expected to continue to generate, significant operating cash flow;
•	the ongoing capital expenditures associated with our businesses are readily funded from their respective operating cash flow or available debt facilities; and
•	we will be able to refinance, extend and/or repay the principal amount of maturing long-term debt on terms that can be supported by our businesses.

Historically, we have capitalized our businesses in large part using project-finance style debt. Project-finance style debt is generally limited-recourse, floating rate, non-amortizing bank debt with a medium term maturity of between five and seven years.

We have also used longer dated private placement debt as a component of the capital structure of some of our businesses. In general, we have sought to ensure that the debt at each business was non-recourse to MIC and that there was no cross-collateralization or cross-guarantees of any debt between our businesses. We may in the future consider other forms of capital, including bank, bond or hybrid debt instruments as a means of financing our businesses.

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

In July of 2014, we entered into a senior secured revolving credit facility with a syndicate of banks. The senior secured revolving credit facility provides for a five-year, $250.0 million first lien revolving credit facility that bears interest at LIBOR plus 1.75% at December 31, 2014. The senior secured revolving credit facility contains customary covenants including, among others, a financial covenant based on a ratio of cash flow available for debt service to net cash interest expense. The Company’s obligations under the senior secured revolving credit facility are guaranteed by MIC Inc. The senior secured revolving credit facility was undrawn at February 18, 2015. Along with undrawn amounts on facilities at our businesses and other liquid resources, drawings on the revolving credit facility are available to fund growth projects and acquisitions by our existing businesses.

Our financing strategy involves ensuring that our holding company and our operating businesses maintain appropriate liquidity and access to capital markets, managing our net exposure to floating interest rate volatility, and maintaining a balanced spectrum of debt maturities. Within these parameters, we seek to optimize our borrowing costs and the terms and covenants of our debt facilities.

Liquidity and Capital Resources: Consolidated — (continued)

The section below discusses our sources and uses of cash on a consolidated basis and for each of our businesses. All intercompany activities such as corporate allocations, capital contributions to our businesses and distributions from our businesses have been excluded from the tables as these transactions are eliminated on consolidation.

COMMITMENTS AND CONTINGENCIES

The following table summarizes our future obligations, by period due, as of December 31, 2014, under our various contractual obligations and commitments. We had no off-balance sheet arrangement at that date or currently.

	Payments Due by Period
	Total	Less than One Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	($ In Thousands)
Long-term debt(1)	$2,392,521	$27,655	$136,915	$832,862	$1,395,089
Interest obligations(2)	706,361	103,766	197,066	124,571	280,958
Capital lease obligations(3)	4,550	2,221	2,306	23	—
Operating lease obligations(4)	520,773	37,407	67,809	62,436	353,121
Pension benefit obligations(5)	92,115	6,775	14,448	17,311	53,581
Post-retirement benefit obligations(5)	9,497	791	1,794	1,958	4,954
Purchase commitments	73,937	36,802	37,135	—	—
Service commitments	57,268	6,030	11,459	6,630	33,149
Other	7,605	440	876	5,972	317
Total contractual cash obligations(6)	$3,864,627	$221,887	$469,808	$1,051,763	$2,121,169

(1)	The long-term debt represents the consolidated principal obligations to various lenders. The primary debt facilities are subject to certain covenants, the violation of which could result in acceleration of the maturity dates.
(2)	The variable rate portion on the interest obligation on long-term debt was calculated using three months LIBOR forward spot rate at December 31, 2014.
(3)	Capital lease obligations are for the lease of certain transportation equipment. Such equipment could be subject to repossession upon violation of the terms of the lease agreements.
(4)	This represents the minimum annual rentals required to be paid under non-cancellable operating leases with terms in excess of one year.
(5)	The pension and post-retirement benefit obligation is forecasted payments, by actuaries, for the next ten years.
(6)	The above table does not reflect certain long-term obligations, such as deferred taxes, for which we are unable to estimate the period in which the obligation will be incurred.

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

Our sources of cash to meet these obligations are as follows:

•	cash generated from our operations (see “Operating Activities” below);
•	issuance of shares (see “Financing Activities” below);

Liquidity and Capital Resources: Consolidated — (continued)

•	refinancing our current credit facilities on or before maturity (see “Financing Activities” below);
•	cash available from our undrawn credit facilities (see “Financing Activities” below); and
•	if advantageous, sale of all or part of any of our businesses (see “Investing Activities” below).

Analysis of Consolidated Historical Cash Flows

($ In Thousands)	Year Ended December 31,			Change (From 2013 to 2014) Favorable/(Unfavorable)		Change (From 2012 to 2013) Favorable/(Unfavorable)
	2014	2013	2012
	$	$	$	$	%	$	%
Cash provided by operating activities	251,615	155,117	217,911	96,498	62.2	(62,794)	(28.8)
Cash (used in) provided by investing activities	(1,068,806)	(139,636)	2,477	(929,170)	NM	(142,113)	NM
Cash provided by (used in) financing activities	632,422	76,516	(101,798)	555,906	NM	178,314	175.2

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

The increase in consolidated cash provided by operating activities from 2013 to 2014 was due primarily to:

•	the consolidation of IMTT on July 16, 2014;
•	payments from restricted cash accounts during 2014 for the completion of construction for projects and a payment into restricted cash during 2013 at our CP&E segment; and
•	improved operating results offset by higher cash interest paid at Atlantic Aviation; partially offset by
•	larger cash pension contribution made during 2014; and
•	larger cash distribution received from IMTT during 2013 reflected in cash from operating activities.

The decrease in consolidated cash provided by operating activities from 2012 to 2013 was due primarily to:

•	larger cash distribution received from IMTT during 2012; and
•	working capital requirements for vendor payments at CP&E; partially offset by
•	lower cash interest paid due to the expiration of interest rate swaps in October of 2012, lower principal balances on the term loan debt and improved results at Atlantic Aviation;
•	interest rate swap breakage fees of $8.7 million paid at Hawaii Gas during 2012 in connection with the refinance of the business’ long-term debt facilities; and
•	decreased legal and professional fees incurred at the holding company level.

Through July 15, 2014, distributions from IMTT were reflected in our consolidated cash provided by operating activities up to our cumulative 50% share of IMTT’s earnings recorded since our investment in IMTT. Distributions from IMTT in excess of this were reflected in our consolidated cash from investing activities as a return of investment in unconsolidated business. After the IMTT Acquisition on July 16, 2014, distributions from IMTT are eliminated on consolidation, as IMTT is part of our consolidated results.

Liquidity and Capital Resources: Consolidated — (continued)

We believe our operating activities overall provide a source of sustainable and stable cash flows over the long-term with the opportunity for future growth due to:

•	consistent customer demand driven by the basic nature of the services provided;
•	our strong competitive position due to factors including:
•	high initial development and construction costs;
•	difficulty in obtaining suitable land near many of our operations (for example, airports, waterfront near ports);
•	long-term concessions/contracts;
•	required government approvals, which may be difficult or time-consuming to obtain;
•	lack of cost-effective alternatives to the services we provide in the foreseeable future; and
•	product/service pricing that we expect to generally keep pace with cost changes due to factors including:
•	consistent demand;
•	limited alternatives;
•	contractual terms; and
•	regulatory rate setting.

Investing Activities

The increase in consolidated cash used in investing activities for 2014 compared with 2013 was primarily due to:

•	IMTT Acquisition that closed on July 16, 2014;
•	Galaxy Acquisitions that closed on April 30, 2014;
•	investments in controlling interests in two wind power generation facilities during the second half of 2014;
•	increase in capital expenditures, primarily due to the consolidation of IMTT and increase in growth capital expenditures at Atlantic Aviation; partially offset by
•	proceeds from the sale of district energy business;
•	distributions received from IMTT classified as a return of investment in unconsolidated business prior to the IMTT Acquisition; and
•	decreases in capital expenditures at our solar power generation facilities.

The change in consolidated cash used in investing activities for 2013 compared with cash provided by investing activities for 2012 was primarily due to:

•	distribution received from IMTT in June of 2012 being classified as a return of investment;
•	increases in capital expenditures primarily made by CP&E, Atlantic Aviation and Hawaii Gas;
•	proceeds received from the sale of an FBO during 2012; and
•	investments in three solar construction projects and an FBO in Kansas City during 2013.

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

We also evaluate opportunities to acquire additional businesses or assets that we believe could enhance our existing businesses. These opportunities may be significant, such as our recent acquisitions of the remaining 50% interest of IMTT that we did not previously own and the Galaxy FBO chain, or they may be important “bolt-ons” but not individually significant, such as our 2014 wind power generation facilities. In 2014, we deployed approximately $100.0 million in “bolt-on” acquisitions and we anticipate deploying approximately that amount again in 2015 based on the opportunities we are currently assessing.

In addition to various “bolt-on” transactions, we also have a backlog of growth capital projects that we are completing and/or intend to complete. We consider growth capital projects to be part of our backlog when we have committed to the deployment of capital for the underlying project, and have, where relevant, received all requisite approvals/authorizations for the deployment of such capital. The inclusion of a project in our backlog of growth capital projects does not guarantee that the project will commence, be completed or ultimately generate revenues. Our backlog as of December 31, 2014, consists of projects involving total incremental capital expenditures of approximately $177.0 million (more than $100.0 million of which was at IMTT) of which we anticipate deploying approximately $150.0 million in 2015. We would therefore anticipate deploying approximately $250.0 million in 2015 including both our growth capital project backlog and “bolt-on” opportunities.

Additionally, we evaluate opportunities to acquire businesses or assets that would comprise a new line of business for us.

Financing Activities

The increase in cash provided by financing activities from 2013 to 2014 is primarily due to:

•	increase in cash proceeds, net of fees, from the July of 2014 equity and convertible senior notes offerings used to partially fund the IMTT Acquisition, compared with the May and December of 2013 equity offerings used to refinance the term loan at Atlantic Aviation and to fund the Galaxy Acquisitions; and
•	net decrease in debt repayments during 2014; partially offset by
•	increase in dividends paid to shareholders and the timing of the fourth quarter dividend for 2013 and 2012. The payment of the dividend for the fourth quarter of 2012 was accelerated and made during that quarter, whereas the dividend payment for the fourth quarter of 2013 was made in the first quarter of 2014, as is customary;
•	contribution from noncontrolling interests for our solar power generation facilities during 2013; and
•	increase in distributions paid to noncontrolling interest, primarily from the proceeds from the district energy business sale.

Liquidity and Capital Resources: Consolidated — (continued)

The change in consolidated cash provided by financing activities for 2013 compared with cash used in financing activities for 2012 was primarily due to:

•	cash received from equity offerings, net of offering costs;
•	contribution from noncontrolling interest for solar power generation facilities; and
•	decrease in distributions paid to noncontrolling interests; partially offset by
•	increase in net debt principal payment and fees incurred primarily result of principal pay down in connection with the refinancing of the long-term debt at Atlantic Aviation; and
•	increase in dividends paid to our shareholders.

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

($ In Thousands)	Year Ended December 31,			Change (From 2013 to 2014) Favorable/(Unfavorable)		Change (From 2012 to 2013) Favorable/(Unfavorable)
	2014	2013	2012
	$	$	$	$	%	$	%
Cash provided by operating activities	189,988	200,343	191,143	(10,355)	(5.2)	9,200	4.8
Cash used in investing activities	(107,572)	(150,137)	(156,041)	42,565	28.4	5,904	3.8
Cash used in financing activities	(103,965)	(48,955)	(85,776)	(55,010)	(112.4)	36,821	42.9

Operating Activities

Cash provided by operating activities at IMTT is generated primarily from firm commitments and other revenues that are billed monthly, primarily in advance. Cash used in operating activities is mainly for payroll and benefits costs, repair and maintenance of fixed assets, utilities and professional services, interest payments and payments to tax jurisdictions.

Cash provided by operating activities decreased for 2014 compared with 2013, primarily as a result of:

•	higher taxes paid relating to the period before the IMTT Acquisition; and
•	a $20.0 million contribution to the IMTT pension in 2014 as a condition of the IMTT Acquisition; partially offset by
•	improved operating results.

Cash provided by operating activities increased from 2012 to 2013 primarily as a result of:

•	improved operating results; partially offset by
•	a tax payment in January of 2013 that was deferred from 2012 as a result of a postponement of time to pay, granted to tax payers by the IRS due to Hurricane Isaac; and,
•	higher cash interest payments due to a higher drawn debt balance.

IMTT — (continued)

Investing Activities

Cash used in investing activities primarily relates to capital expenditures which were lower in 2014 compared with 2013. Total cash capital expenditures decreased from $149.7 million in 2013 to $107.2 million in 2014. During 2014 and 2013, IMTT incurred $44.2 million and $83.2 million, respectively, on maintenance and environmental capital expenditures. The decrease in expenditures primarily relates to $15.8 million associated with repairs to the Bayonne terminal as a result of damage from Hurricane Sandy in 2013, a lower level of tanks out of service for planned cleaning and inspections in 2014 and improved controls and processes. Growth capital expenditures were $53.9 million in 2013 and $50.8 million in 2014.

Total cash capital expenditures decreased from $151.8 million in 2012 to $149.7 million in 2013, primarily due to a decrease in growth expenditures, partially offset by an increase in maintenance capital expenditures. IMTT also incurred dredging costs in 2012 of $4.0 million due to an acceleration of its dredging schedule in the aftermath of Hurricane Sandy. For 2012, the business invested $107.1 million and $58.4 million in growth and maintenance capital expenditures, respectively. The decrease in growth capital expenditures from 2012 to 2013 primarily related to the construction of additional tanks and infrastructure in 2012.

Financing Activities

Cash used in financing activities increased from 2013 to 2014 due to net repayment on debt during 2014 compared to net borrowings for 2013 partially offset by a lower level of distributions to shareholders. Cash used in financing activities decreased from 2012 to 2013 due to a lower level of distributions to shareholders, partially offset by a lower level of net borrowings.

At December 31, 2014, the drawn balance on IMTT’s total debt facilities was $953.1 million. This consisted of $336.3 million in letter of credit backed tax-exempt bonds, $174.6 million in bank owned tax-exempt bonds, $421.3 million in revolving credit facilities and $20.9 million in loans from prior owners. The weighted average interest rate on the outstanding debt facilities, including any interest rate swaps and fees associated with outstanding letters of credit was 4.17%. Cash interest paid was $39.7 million, $40.2 million and $37.7 million for 2014, 2013 and 2012, respectively. The undrawn balance of the revolving credit facility as of December 31, 2014 was $588.2 million.

The financial covenant requirements under IMTT’s credit facilities, and the calculation of these measures at December 31, 2014, were as follows:

•	Leverage Ratio debt to adjusted EBITDA for the prior four fiscal quarters < 5.00x (default threshold). The ratio at December 31, 2014 was 3.23x.
•	Backward Interest Coverage Ratio > 3.00x (default threshold). The ratio at December 31, 2014 was 6.98x.

For a description of the material terms of IMTT’s credit facilities, see Note 8, “Long-Term Debt”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K.

Atlantic Aviation

($ In Thousands)	Year Ended December 31,			Change (From 2013 to 2014) Favorable/(Unfavorable)		Change (From 2012 to 2013) Favorable/(Unfavorable)
	2014	2013	2012
	$	$	$	$	%	$	%
Cash provided by operating activities	142,136	120,877	85,008	21,259	17.6	35,869	42.2
Cash used in investing activities	(275,038)	(39,210)	(14,124)	(235,828)	NM	(25,086)	(177.6)
Cash provided by (used in) financing activities(1)	89,205	(230,250)	(41,516)	319,455	138.7	(188,734)	NM

NM — Not meaningful

Atlantic Aviation — (continued)

(1)	For the year ended December 31, 2014, we provided Atlantic Aviation with a capital contribution of $119.0 million to partially fund the Galaxy Acquisitions. For the year ended December 31, 2013, we provided Atlantic Aviation with a capital contribution of $237.0 million to partially repay the term loan debt and $26.0 million to partially fund the Galaxy Acquisitions. These contributions have been excluded from the above table as they are eliminated in consolidation.

Operating Activities

Cash provided by operating activities at Atlantic Aviation is generated from sales transactions primarily paid by credit cards. Some customers are provided extended payment terms and are billed accordingly. Cash used in operating activities is mainly for payments to vendors of fuel and professional services, as well as payroll costs, interest and payments to tax jurisdictions.

Cash provided by operating activities increased in 2014 compared with 2013 primarily due to:

•	improved operating results including contribution from acquired FBOs; partially offset by
•	a higher average cost of debt.

Cash provided by operating activities increased during 2013 compared with 2012 primarily due to:

•	lower cash interest paid due to the expiration of interest rate swaps in October of 2012 and lower principal balance on the term loan debt; and
•	improved operating results; partially offset by
•	timing of various payments.

Investing Activities

Cash used in investing activities relates primarily to cash used for acquisitions and capital expenditures. Cash provided by investing activities relates primarily to proceeds from the sale of FBOs. Cash used in investing activities increased in 2014 compared to 2013 primarily due to the Galaxy Acquisitions. Cash used in investing activities increased during 2013 compared to 2012 primarily due to an increase in growth capital expenditures, the acquisition of an FBO in Kansas City and the sale of an FBO in the prior year that did not recur.

Capital expenditures were $43.7 million, $31.0 million and $19.5 million for 2014, 2013 and 2012, respectively. Atlantic Aviation invested in growth capital expenditures of $36.2 million, $19.2 million and $9.0 million for 2014, 2013 and 2012, respectively. Growth capital expenditures for 2014 increased compared with 2013 and increased for 2013 compared with 2012 primarily due to facility upgrades that are intended to improve the capabilities and amenities of these facilities and investments in fuel supply chain logistics.

Maintenance capital expenditures were $7.5 million, $11.8 million and $10.5 million for 2014, 2013 and 2012, respectively. Maintenance capital expenditures decreased from 2013 to 2014 and increased from 2012 to 2013 due to replacement of equipment at existing locations and increased investments in FBO and information technology incurred during the first quarter of 2013.

Financing Activities

The change from cash used in financing activities for 2013 to cash provided by financing activities for 2014 is primarily due to larger net payments on the principal balance of debt during 2013 of $213.8 million compared with net proceeds of $93.6 million for 2014.

Cash used in financing activities increased from 2012 to 2013 primarily due to a larger net payment on the principal balance of debt of $213.8 million compared with $49.1 million for 2012. Per the terms of its previous credit agreement, from the fourth quarter of 2012 through to the refinancing of the facility in May of 2013, 100% of Atlantic Aviation’s excess cash was used to repay principal on the term loan.

Atlantic Aviation — (continued)

At December 31, 2014, Atlantic Aviation’s had total debt outstanding of $611.3 million composed of $606.6 million of senior secured, first lien term loan facilities and $4.7 million of stand-alone debt facilities used to fund construction of certain FBOs. Atlantic Aviation also has a $70.0 million senior secured, first lien revolving credit facility which is currently undrawn. This revolving credit facility matures in May of 2018. The current weighted average interest rate of all outstanding debt facilities, including interest rate swaps, is 4.63%. Cash interest paid was $28.1 million, $18.8 million and $42.7 million for 2014, 2013 and 2012, respectively, excluding interest rate swap breakage fees incurred in 2012.

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

The financial covenant requirements under Atlantic Aviation’s credit facility, and the calculation of these measures at December 31, 2014, were as follows:

•	Leverage Ratio debt to adjusted EBITDA for the prior four fiscal quarters < 4.75x (default threshold). The ratio at December 31, 2014 was 3.43x.

For a description of the material terms of Atlantic Aviation’s credit facilities, see Note 8, “Long-Term Debt”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K.

Contracted Power and Energy

The financial results discussed below reflect 100% of our solar and wind power generation facilities performance during the periods presented below, rather than our interests in these projects. The financial results discussed below also reflect 100% of the district energy business’ performance through August 21, 2014, the date when we completed the sale of the business.

($ In Thousands)	Year Ended December 31,			Change (From 2013 to 2014) Favorable/(Unfavorable)		Change (From 2012 to 2013) Favorable/(Unfavorable)
	2014	2013	2012
	$	$	$	$	%	$	%
Cash provided by (used in) operating activities	44,656	(40,181)	21,209	84,837	NM	(61,390)	NM
Cash provided by (used in) investing activities	147,670	(79,421)	(66,295)	227,091	NM	(13,126)	(19.8)
Cash (used in) provided by financing activities	(166,366)	97,301	45,007	(263,667)	NM	52,294	116.2

NM — Not meaningful

Operating Activities

Cash provided by operating activities is driven primarily by revenue collected from PPAs, customer contracts for products and services provided and leased equipment payments received (including non-revenue lease principal). The change from cash used in operating activities for 2013 to cash provided by operating activities for 2014 is primarily a result of payments from restricted cash accounts during 2014 for the completion of construction for projects and a payment into restricted cash during 2013 and increase in results from full year operations of all solar power generation facilities and partial year results from wind power generation facilities acquired during second half of 2014. The change is partially offset by the absence of results from the district energy business subsequent to August 21, 2014, date of sale.

Contracted Power and Energy — (continued)

The change from cash provided by operating activities for 2012 to cash used in operating activities for 2013 was primarily due to unfavorable working capital movements. The unfavorable movement for 2013 primarily resulted from the increase in restricted cash balance and decrease in accruals related to vendor services from the three construction projects acquired in 2013 at the contracted power generation businesses and the timing of customer and equipment lease payments received at the district energy business. This was partially offset by results contributed by the contracted power generation businesses during 2013.

Investing Activities

Cash used in investing activities at contracted power generation businesses is mainly comprised of acquisitions and growth capital expenditures to construct solar and wind projects, which are generally funded by drawing on construction loans and equity contributions from MIC and/or its co-investors. After construction is complete, the contracted power generation businesses do not expect to incur substantial capital expenditures at its sites as most upgrades, replenishments and repairs are covered under the O&M contract.

The change from cash used in investing activities for 2013 to cash provided by investing activities for 2014 is primarily due to the net proceeds from sale of district energy business during August of 2014 and the decrease in growth capital expenditures to construct solar projects for 2014 compared with 2013. This is offset for the acquisition of interest in wind power generation facilities during the second half of 2014.

Cash used in investing activities was higher for 2013 compared with 2012, primarily due to more growth capital expenditures to construct three solar projects during 2013. Capital expenditures were $14.4 million, $58.7 million and $1.5 million for 2014, 2013 and 2012, respectively. Growth capital expenditures were $13.4 million, $58.1 million and $704,000 for 2014, 2013 and 2012, respectively. Growth capital expenditures for 2014 decreased compared with 2013 and increased from 2012 primarily due to the completion of construction with respect to certain of our solar power generation facilities.

Maintenance capital expenditures were $956,000, $594,000 and $774,000 for 2014, 2013 and 2012, respectively. These related to capital expenditures for the replacement of parts, system reliability, customer service and minor system modifications at the district energy business. The change from each of the periods were primarily due to the timing of spend on ordinary course maintenance projects.

Financing Activities

In general, the contracted power generation businesses have used a combination of equity and non-recourse bank loans to finance the construction and commissioning of its solar and wind facilities, except for the wind facility located in New Mexico which does not have debt outstanding. During the construction period, the loan is a construction loan and converts to a term loan upon commercial operations. During the first quarter of 2014, three solar projects within the contracted power generation business converted construction loans to term loans with fixed interest rates and maturities ranging from 20 - 23 years. The contracted power generation facilities repay the term loan on a fixed amortization schedule.

The loans have typical financial and operational covenants, including a historical debt service coverage ratio test to pay distributions. At December 31, 2014, all of the CP&E credit facilities were compliant with their respective financial covenants.

At December 31, 2014, the CP&E segment had $298.1 million in term loan debt. The weighted average interest rate on the term loan debt was 5.29%. Cash interest paid for both the contracted power generation businesses and district energy business was $15.6 million, $13.3 million and $10.0 million for 2014, 2013 and 2012, respectively.

The change from cash provided by financing activities for 2013 to cash used in financing activities for 2014 is primarily due to the repayment of the outstanding debt balance at the district energy business using the proceeds from the sale and increased distributions to noncontrolling interest. During 2013, the solar power generation business received capital contribution from noncontrolling interest co-investor that did not recur in 2014.

Contracted Power and Energy — (continued)

The increase in cash provided by financing activities in 2013 compared with 2012 was primarily due to the mandatory debt principal payments at the district energy business that commenced during the third quarter of 2012 partially offset by decreased distributions paid to the noncontrolling interest co-investor.

For a description of the material terms of CP&E’s credit facilities, see Note 8, “Long-Term Debt”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K.

Hawaii Gas

($ In Thousands)	Year Ended December 31,			Change (From 2013 to 2014) Favorable/(Unfavorable)		Change (From 2012 to 2013) Favorable/(Unfavorable)
	2014	2013	2012
	$	$	$	$	%	$	%
Cash provided by operating activities	41,631	40,612	35,902	1,019	2.5	4,710	13.1
Cash used in investing activities	(18,478)	(21,375)	(18,214)	2,897	13.6	(3,161)	(17.4)
Cash (used in) provided by financing activities	—	(103)	7,195	103	100.0	(7,298)	(101.4)

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

The increase in cash provided by operating activities for 2014 compared with 2013 was driven primarily by increase in gross profit, lower provision for current income taxes and lower LPG inventory at year end, partially offset by an increase in discretionary pension contributions.

The increase in cash provided by operating activities for 2013 compared with 2012 was driven primarily by higher gross profit and interest rate swap breakage fees incurred in 2012 as part of the debt refinance, partially offset by higher production costs and an increase in the net feedstock and materials inventory at the end of 2013.

Investing Activities

Cash used in investing activities is composed primarily of capital expenditures. Capital expenditures are funded by cash from operating activities as well as drawing on credit facilities. Capital expenditures were $18.5 million, $21.5 million and $18.3 million for 2014, 2013 and 2012, respectively.

Hawaii Gas invested in growth capital expenditures of $10.2 million, $14.5 million and $10.2 million for 2014, 2013 and 2012, respectively. Growth capital expenditures for 2014 decreased compared with 2013 driven primarily by storage expansion projects in 2013. Growth capital expenditures for 2013 were higher compared with 2012 as a result of new propane storage expansion projects, meter and regulator purchases and project costs related to the LNG program.

Maintenance capital expenditures were $8.3 million, $7.0 million and $8.1 million for 2014, 2013 and 2012, respectively. Maintenance capital expenditures increased from 2013 to 2014 due to the timing of replacement vehicle purchases. The decrease in maintenance capital expenditures from 2012 to 2013 was attributable to lower spending on facility upgrades and computer projects.

Financing Activities

The main drivers of cash provided by financing activities are drawings on facilities for capital expenditures and working capital needs. There was no cash provided by or used in financing activities for the year ended December 31, 2014. At December 31, 2014, the balance on the business’ debt facilities consisted of $180.0 million in term loan and senior secured note borrowings. The revolving credit facility remained undrawn at December 31, 2014.

Hawaii Gas — (continued)

During the first quarter of 2013, the business borrowed $20.0 million from its revolving credit facility for working capital requirements related to import of off-island LPG cargos and to fund a portion of its capital expenditures. The full amount was repaid during the second quarter of 2013.

The weighted average interest rate of the outstanding debt facilities, including the interest rate swap, was 3.63% at December 31, 2014. Excluding interest rate swap breakage fees, cash interest paid was $6.7 million, $6.9 million and $5.6 million for 2014, 2013 and 2012, respectively.

The financial covenants precluding distributions under each of the business’ credit facilities discussed above are as follows:

•	12 month backward interest coverage ratio less than 3.0x; and
•	Leverage ratio (total indebtedness to capitalization ratio) for any fiscal quarter greater than 65.0%.

At December 31, 2014, the 12 month backward interest coverage ratio was 8.61x at HGC and 12.82 at the operating company. The leverage ratio at December 31, 2014 was 61.68% at HGC and 34.34% at the operating company.

Additionally, the HPUC requires the consolidated debt to total capital for the HGC to be less than 65% and that $20.0 million in cash resources be readily available at Hawaii Gas, HGC or MIC. At December 31, 2014, the debt to total capital ratio was 61.68% and $20.0 million in cash resources was readily available.

For a description of the material terms of Hawaii Gas’s credit facilities, see Note 8, “Long-Term Debt”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K.

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

If an entity concludes that it is more likely than not that the fair value of reporting unit is less than its carrying amount, it needs to perform the two-step impairment test. This requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared with its corresponding carrying value. IMTT, Atlantic Aviation, CP&E and Hawaii Gas are separate reporting units for purposes of this analysis. The impairment test for trademarks, which are not amortized, requires the determination of the fair value of such assets. If the fair value of the trademarks is less than their carrying value, an impairment loss is recognized in an amount equal to the difference. We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and/or intangible assets. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or material negative change in relationship with significant customers.

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

We test for goodwill and indefinite-lived intangible assets when there is an indicator of impairment. See Note 5, “Property, Equipment, Land and Leasehold Improvements”, and Note 6, “Intangible Assets”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K for financial information and further discussions.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed and determinable and collectability is probable.

IMTT

Contracts for the use of storage capacity at the various terminals predominantly have non-cancelable terms of one to five years. These contracts generally provide for payments for providing storage capacity throughout their term based on a fixed rate per barrel of capacity leased, as adjusted annually for inflation indices. Contracts are classified and accounted for as operating leases in accordance with GAAP and revenue is recognized over their term based on the rate specified in the contract. Revenue from the rendering of ancillary services (e.g., product movement (throughput), heating, blending, etc.) is recognized as the related services are performed based on contract rates. Throughput revenues are not recognized until the throughput quantity specified in the contract for the applicable period is exceeded. Payments received prior to the related services being performed or as a reimbursement for specific fixed asset additions or improvements related to a customer’s contract are recorded as deferred revenue and ratably recognized as revenues over the contract term; the non-current portion is included in other long-term liabilities. Environmental response services revenues are recognized as services are rendered. Revenue from IMTT is recorded in service revenue on the consolidated statements of operations.

Atlantic Aviation

Revenue from Atlantic Aviation is recorded in service revenue on the consolidated statements of operations. Services include: (a) fuel services recognized when fuel has been delivered to the customer, collection of the resulting receivable is probable, persuasive evidence of an arrangement exists and the fee is fixed or determinable. Fuel services are recorded net of volume discounts and rebates; (b) certain fueling fees. The business receives a fueling fee for fueling certain carriers with fuel owned by such carriers. Revenue from these transactions are recorded based on the service fee earned and does not include the cost of the carriers’ fuel; and (c) other services consisting principally of de-icing services, landing and fuel distribution fees as well as rental income for hangar and terminal use. Other FBO revenue is recognized as the services are rendered to the customer.

CP&E

Contracted power generation business

Revenue from contracted power generation facilities, comprised of solar photovoltaic and wind power generation facilities, is recognized when the electricity is provided to the utility companies. Owners of these facilities sell substantially all of the electricity generated at a fixed price to electric utilities pursuant to long-term (typically 20 – 25 years) PPAs. Customers are billed on a monthly-cycle basis. Revenue from the contracted power generation businesses is recorded in product revenue on the consolidated statements of operations.

District energy business (through the date sold)

Revenue from cooling capacity and consumption is recognized at the time of performance of service. Cash received from customers for services to be provided in the future are recorded as unearned revenue and recognized over the expected service period on a straight-line basis. Revenue from the district energy business was recorded in service revenue on the consolidated statements of operations through the date of sale.

Hawaii Gas

Hawaii Gas recognizes revenue when products are delivered. Sales of gas to customers are billed on a monthly-cycle basis. Earned but unbilled revenue is accrued and included in accounts receivable and revenue based on the amount of gas that is delivered but not billed to customers from the latest meter reading or billed delivery date to the end of an accounting period, and the related costs are charged to expense. Most revenue is based upon consumption; however, certain revenue is based upon a flat rate. Revenue from Hawaii Gas is recorded in product revenue on the consolidated statements of operations.

Hedging

From time to time the Company enters into interest rate swap agreements to minimize potential variations in cash flows resulting from fluctuations in interest rates and their impact on its variable-rate debt. In addition, during the fourth quarter of 2014 the Company’s Hawaii Gas business entered into short-term commodity price hedges to mitigate the impact of fluctuations in propane prices on its cash flows. Hawaii Gas may enter into commodity price hedges in the future.

As of February 25, 2009 for Atlantic Aviation and effective April 1, 2009 for our other businesses, we elected to discontinue hedge accounting. From the dates that hedge accounting was discontinued, all movements in the fair value of the interest rate swaps are recorded directly through earnings. As a result of the discontinuance of hedge accounting, we will reclassify into earnings net derivative losses included in accumulated other comprehensive loss over the remaining life of the existing interest rate swaps. Our derivative instruments are recorded on the balance sheet at fair value with changes in fair value of interest rate swap contracts recorded directly through earnings. We measure derivative instruments at fair value using the income approach, which discounts the future net cash settlements expected under the derivative contracts to a present value. See Note 9, “Derivative Instruments and Hedging Activities”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K for financial information and further discussions.

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

Interest Rate Risk

We are exposed to interest rate risk in relation to the borrowings of our businesses. Our current policy is to enter into derivative financial instruments to fix variable-rate interest payments covering a portion of the interest rate risk associated with the borrowings of our businesses, subject to the requirements of our lenders. As of December 31, 2014, we had $2.4 billion of current and long-term debt for our consolidated operations, $1.3 billion of which was economically hedged with interest rate contracts, $508.4 million fixed rate debt and $621.9 million was unhedged.

Changes in interest rates impact our interest expense on both the hedged and unhedged portion of our debt. Interest expense on the unhedged portion of our debt changes by the variation in interest rates applied to the outstanding balance of the debt. This has a corresponding impact on the amount of cash interest we pay and our effective cash interest rate. Interest expense on the hedged portion of our debt changes by the variation in the fair value of the underlying interest rate swaps. This has no impact on the amount of cash interest we pay or our effective cash interest rate.

IMTT

At December 31, 2014, IMTT had two issuances of New Jersey Economic Development Authority tax exempt revenue bonds outstanding with a total balance of $36.3 million. The interest rate on this debt is reset daily by tender and has not been hedged. A 1% increase in interest rates on this tax-exempt debt would result in a $363,000 increase in interest expense per year and a corresponding 1% decrease would result in a $363,000 decrease in interest expense per year.

At December 31, 2014, IMTT had $474.6 million outstanding in Gulf Opportunity Zone Bonds (GO Zone Bonds) to fund qualified project costs at its St. Rose, Gretna and Geismar storage facilities. IMTT’s exposure to interest rate changes through the GO Zone Bonds has been partially hedged until June of 2017 through the use of an interest rate swap, with a notional value of $215.0 million. A 1% increase in interest rates on the outstanding unhedged GO Zone Bonds would result in a $2.6 million increase in interest expense per year and a corresponding 1% decrease would result in a $2.6 million decrease in interest expense per year. A 10% decrease in interest rates would result in a decrease in the fair market value of the interest rate swap of $366,000 and a corresponding 10% increase would result in a $366,000 increase in the fair market value.

At December 31, 2014, IMTT had $417.0 million outstanding under its USD Revolving Credit Facility. IMTT’s exposure to interest rate changes on its U.S. revolving credit facility has been partially hedged against three month LIBOR from October of 2007 through March of 2017 through the use of an interest rate swap, with a notional value of $200.0 million as of December 31, 2014. A 1% increase in interest rates on the unhedged portion of this debt would result in a $2.2 million increase in interest expense per year and a corresponding 1% decrease would result in a $2.2 million decrease in interest expense per year. A 10% decrease in interest rates would result in a decrease in the fair market value of the interest rate swap of $448,000 and a corresponding 10% increase would result in a $447,000 increase in the fair market value.

On December 31, 2014, IMTT had $4.3 million outstanding under its Canadian revolving credit facility. This debt is unhedged. A 1% increase in interest rates on this debt would result in a $43,000 increase in interest expense per year and a corresponding 1% decrease would result in a $43,000 decrease in interest expense per year.

Atlantic Aviation

Atlantic Aviation entered into a seven-year, $465.0 million senior secured first lien term loan facility credit agreement on May 31, 2013 and two incremental term loans of $50.0 million and $100.0 million on November 7, 2013 and January 22, 2014, respectively. On December 31, 2014, the outstanding balance of the floating rate senior debt for Atlantic Aviation was $606.6 million. Atlantic Aviation entered into amortizing interest rate swap contracts that are expected to equal the total principal balance outstanding on all of the term loan facilities until July of 2019, approximately one year prior to maturity.

A 10% decrease in interest rates would result in a decrease in the fair market value of the interest rate swap of $3.6 million and a corresponding 10% increase would result in a $3.3 increase in the fair market value.

CP&E

At December 31, 2014, the CP&E segment had $298.1 million in amortizing term loan debt, with a weighted average interest rate on the term loan debt of 5.29%. All of this debt is at fixed rates, except one of the wind power generation facilities acquired during 2014 which has floating rate term loan debt outstanding at December 31, 2014 of $160.6 million maturing in December of 2027. This floating rate has been fixed using amortizing interest rate swap contracts that are scheduled to equal the total principal balance outstanding on the floating rate term loan facility until maturity in December of 2027.

A 10% decrease in interest rates would result in a decrease in the fair market value of the interest rate swaps of $2.5 million and a corresponding 10% increase would result in a $2.5 million increase in the fair market value.

Hawaii Gas

At December 31, 2014, Hawaii Gas had $80.0 million floating rate term loan facility outstanding that matures in 2017. The interest rate of the senior secured term loan agreement floats at LIBOR + 2.25% and the floating rate has effectively been fixed for four years at 2.89% using an interest rate swap. A 10% decrease in interest rates would result in a decrease in the fair market value of the interest rate swap of $24,000 and a corresponding 10% increase would result in a $83,000 increase in the fair market value.

Commodity Price Risk

Hawaii Gas

The risk associated with fluctuations in the prices Hawaii Gas pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. Hawaii Gas’s gross profit is sensitive to changes in propane supply costs and Hawaii Gas may not always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the business’ propane market price risk, Hawaii Gas had used and expects to continue to use over-the-counter commodity derivative instruments including price swaps. Hawaii Gas does not use commodity derivative instruments for speculative or trading purposes. Over-the-counter derivative commodity instruments utilized by Hawaii Gas to hedge forecasted purchases of propane are generally settled at expiration of the contract. The fair value of unsettled commodity price risk sensitive instruments at December 31, 2014, was a loss of $2.5 million. A 10% increase in the market price of propane would result in an increase in such fair value of approximately $236,000. A 10% decrease in the market price of propane would result in a decrease in such fair value of approximately $236,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MACQUARIE INFRASTRUCTURE COMPANY LLC

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Macquarie Infrastructure Company LLC:

We have audited the accompanying consolidated balance sheets of Macquarie Infrastructure Company LLC and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macquarie Infrastructure Company LLC and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Macquarie Infrastructure Company LLC’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 18, 2015, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas
February 18, 2015

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED BALANCE SHEETS
($ in Thousands, Except Share Data)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$48,014	$233,373
Restricted cash	21,282	51,884
Accounts receivable, less allowance for doubtful accounts of $771 and $953, respectively	96,885	60,823
Inventories	28,080	25,834
Prepaid expenses	14,276	10,132
Deferred income taxes	25,412	6,197
Other	22,941	18,307
Total current assets	256,890	406,550
Property, equipment, land and leasehold improvements, net	3,362,585	854,169
Investment in unconsolidated business	9,773	83,703
Goodwill	1,996,259	514,494
Intangible assets, net	959,634	592,850
Deferred financing costs, net of accumulated amortization	32,037	22,740
Fair value of derivative instruments	584	6,880
Other	7,426	19,479
Total assets	$6,625,188	$2,500,865
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Due to manager – related party	$4,858	$3,032
Accounts payable	49,733	28,850
Accrued expenses	77,248	42,713
Current portion of capital leases	2,221	1,862
Current portion of long-term debt	27,655	163,083
Fair value of derivative instruments	32,111	13,027
Other	30,506	18,885
Total current liabilities	224,332	271,452
Capital leases, net of current portion	2,329	1,218
Long-term debt, net of current portion	2,364,866	831,027
Deferred income taxes	904,108	189,719
Fair value of derivative instruments	27,724	—
Other	131,661	54,181
Total liabilities	3,655,020	1,347,597
Commitments and contingencies	—	—
Members’ equity:
LLC interests, or shares, no par value; 500,000,000 authorized; 71,089,590 shares issued and outstanding at December 31, 2014 and 56,295,595 shares issued and outstanding at December 31, 2013	1,942,745	1,226,733
Additional paid in capital	21,447	21,447
Accumulated other comprehensive loss	(21,550)	(8,445)
Retained earnings (accumulated deficit)	844,521	(197,507)
Total members’ equity	2,787,163	1,042,228
Noncontrolling interests	183,005	111,040
Total equity	2,970,168	1,153,268
Total liabilities and equity	$6,625,188	$2,500,865

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED STATEMENTS OF OPERATIONS
($ in Thousands, Except Share and Per Share Data)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Revenue
Service revenue	$1,064,682	$770,360	$768,617
Product revenue	284,400	267,096	260,893
Financing and equipment lease income	1,836	3,563	4,536
Total revenue	1,350,918	1,041,019	1,034,046
Costs and expenses
Cost of services	546,609	434,177	448,993
Cost of product sales	192,881	185,843	188,099
Selling, general and administrative	265,254	210,060	213,372
Fees to manager – related party	168,182	85,367	89,227
Depreciation	98,442	39,150	31,587
Amortization of intangibles	42,695	34,651	34,601
Loss from customer contract termination	1,269	5,906	—
Loss (gain) on disposal of assets	1,279	226	(1,358)
Total operating expenses	1,316,611	995,380	1,004,521
Operating income	34,307	45,639	29,525
Other income (expense)
Dividend income	1,344	—	—
Interest income	112	204	222
Interest expense(1)	(73,196)	(37,044)	(46,623)
Loss on extinguishment of debt	(90)	(2,472)	—
Equity in earnings and amortization charges of investees	26,391	39,115	32,327
Gain from acquisition/divestiture of businesses(2)	1,027,054	—	—
Other (expense) income, net	(1,013)	681	1,085
Net income before income taxes	1,014,909	46,123	16,536
Benefit (provision) for income taxes(3)	24,374	(18,043)	(2,285)
Net income	$1,039,283	$28,080	$14,251
Less: net (loss) income attributable to noncontrolling interests	(2,745)	(3,174)	930
Net income attributable to MIC LLC	$1,042,028	$31,254	$13,321
Basic income per share attributable to MIC LLC	$16.54	$0.61	$0.29
Weighted average number of shares outstanding: basic	62,990,312	51,381,003	46,635,049
Diluted income per share attributable to MIC LLC	$16.10	$0.61	$0.29
Weighted average number of shares outstanding: diluted	64,925,565	51,396,146	46,655,289
Cash dividends declared per share	$3.8875	$3.35	$2.20

(1)	Interest expense includes losses on derivative instruments of $21.3 million, $7.5 million and $21.6 million for the years ended December 31, 2014, 2013 and 2012, respectively, of which net losses of $856,000, $1.4 million and $15.4 million, respectively, were reclassified from accumulated other comprehensive loss.

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)
($ in Thousands, Except Share and Per Share Data)

(2)	Gain from acquisition/divestiture of businesses represents the gain of $948.1 million from IMTT Acquisition from the remeasuring to fair value of the Company’s previous 50% ownership interest and the gain of $78.9 million from the sale of the Company’s interest in the district energy business. See Note 4, “Acquisitions and Disposition” for further discussion.
(3)	Includes $340,000, $568,000 and $6.8 million of benefit for income taxes from accumulated other comprehensive loss reclassifications for the years ended December 31, 2014, 2013 and 2012, respectively.

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in Thousands)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Net income	$1,039,283	$28,080	$14,251
Other comprehensive (loss) income, net of taxes:
Reclassification of realized losses of derivatives into earnings(1)	636	902	8,799
Change in post-retirement benefit plans(2)	(10,816)	12,445	(1,555)
Translation adjustment(3)	(4,813)	(560)	104
Other comprehensive (loss) income	(14,993)	12,787	7,348
Comprehensive income	$1,024,290	$40,867	$21,599
Less: comprehensive (loss) income attributable to noncontrolling interests	(4,633)	(2,743)	1,667
Comprehensive income attributable to MIC LLC	$1,028,923	$43,610	$19,932

(1)	Reclassification of realized losses of derivatives is composed of (i) pre-tax derivative losses into interest expense of $856,000, $1.4 million and $15.4 million, respectively, and the related tax benefit of $340,000, $568,000 and $6.8 million, respectively, in the consolidated statements of operations; and (ii) pre-tax derivative losses of $185,000, $61,000 and $331,000, respectively, as an adjustment to investment in unconsolidated business, and an adjustment to deferred taxes of $65,000, $21,000 and $116,000, respectively, in the consolidated balance sheet for the years ended December 31, 2014, 2013 and 2012, respectively. See Note 11, “Members’ Equity” for further discussions.
(2)	Change in post-retirement benefit plans is presented net of taxes of $6.9 million, $7.3 million and $1.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. See Note 11, “Members’ Equity” for further discussions.
(3)	Translation adjustment is presented net of taxes of $2.7 million, $302,000 and $56,000 for the years ended December 31, 2014, 2013 and 2012, respectively. See Note 11, “Members’ Equity” for further discussions.

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
($ in Thousands, Except Share Data)

	Macquarie Infrastructure Company LLC Member’s Equity
	Shares		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Members’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Amount
Balance at December 31, 2011	46,338,225	$951,729	$21,447	$(27,412)	$(242,082)	$703,682	$(9,822)	$693,860
Issuance of shares to Manager	1,092,584	43,330	—	—	—	43,330	—	43,330
Issuance of shares to independent directors	23,134	571	—	—	—	571	—	571
Dividends to shareholders(1)	—	(112,487)	—	—	—	(112,487)	—	(112,487)
Distributions to noncontrolling interest members	—	—	—	—	—	—	(4,781)	(4,781)
Contributions from noncontrolling interest members	—	—	—	—	—	—	55,473	55,473
Net income for the year ended December 31, 2012	—	—	—	—	13,321	13,321	930	14,251
Other comprehensive income	—	—	—	6,611	—	6,611	737	7,348
Balance at December 31, 2012	47,453,943	$883,143	$21,447	$(20,801)	$(228,761)	$655,028	$42,537	$697,565
Issuance of shares, net of offering costs	6,333,855	339,256	—	—	—	339,256	—	339,256
Issuance of shares to Manager	2,488,272	132,641	—	—	—	132,641	—	132,641
Issuance of shares to independent directors	19,103	640	—	—	—	640	—	640
Issuance of shares pursuant to MIC Direct	422	23	—	—	—	23	—	23
Dividends to shareholders(2)	—	(128,970)	—	—	—	(128,970)	—	(128,970)
Distributions to noncontrolling interest members	—	—	—	—	—	—	(2,366)	(2,366)
Contributions from noncontrolling interest members	—	—	—	—	—	—	73,612	73,612
Net income (loss) for the year ended December 31, 2013	—	—	—	—	31,254	31,254	(3,174)	28,080
Other comprehensive income	—	—	—	12,356	—	12,356	431	12,787
Balance at December 31, 2013	56,295,595	$1,226,733	$21,447	$(8,445)	$(197,507)	$1,042,228	$111,040	$1,153,268
Issuance of shares, net of offering costs	11,500,000	739,150	—	—	—	739,150	—	739,150
Issuance of shares to Manager	1,546,918	101,345	—	—	—	101,345	—	101,345
Issuance of shares pursuant to IMTT acquisition	1,729,323	115,000	—	—	—	115,000	—	115,000
Issuance of shares to independent directors	12,910	750	—	—	—	750	—	750
Issuance of shares pursuant to MIC Direct	4,844	302	—	—	—	302	—	302
Dividends to shareholders(3)	—	(240,535)	—	—	—	(240,535)	—	(240,535)
Distributions to noncontrolling interest members	—	—	—	—	—	—	(62,703)	(62,703)
Net adjustment to noncontrolling interest from acquisitions/disposition	—	—	—	—	—	—	139,301	139,301
Net income (loss) for the year ended December 31, 2014	—	—	—	—	1,042,028	1,042,028	(2,745)	1,039,283
Other comprehensive loss	—	—	—	(13,105)	—	(13,105)	(1,888)	(14,993)
Balance at December 31, 2014	71,089,590	$1,942,745	$21,447	$(21,550)	$844,521	$2,787,163	$183,005	$2,970,168

(1)	Dividends to shareholders are comprised of $0.20 per share paid on 46,338,225 shares for the quarter ended December 31, 2011; $0.20 per share paid on 46,474,212 shares for the quarter ended March 31, 2012; $0.625 per share paid on 46,645,028 shares for the quarter ended June 30, 2012; $0.6875 per share paid on 46,758,875 shares for the quarter ended September 30, 2012; and $0.6875 per share on 47,453,943 shares for the quarter ended December 31, 2012.
(2)	Dividends to shareholders are comprised of $0.6875 per share paid on 52,190,827 shares for the quarter ended March 31, 2013; $0.875 per share paid on 52,865,943 shares for the quarter ended June 30, 2013; and $0.875 per share paid on 53,521,300 shares for the quarter ended September 30, 2013.
(3)	Dividends to shareholders are comprised of $0.9125 per share paid on 56,404,187 shares for the quarter ended December 31, 2013; $0.9375 per share paid on 56,568,687 shares for the quarter ended March 31, 2014; $0.95 per share paid on 70,001,493 shares for the quarter ended June 30, 2014; and $0.98 per share paid on 70,950,320 shares for the quarter ended September 30, 2014.

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in Thousands)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Operating activities
Net income	$1,039,283	$28,080	$14,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	102,816	45,876	38,314
Amortization of intangible assets	42,695	34,651	34,601
Loss (gain) on disposal of assets	1,216	106	(1,979)
Loss from customer contract termination	1,269	5,906	—
Equity in earnings and amortization charges of investee	(26,391)	(39,115)	(32,327)
Equity distributions from investee	25,330	39,115	86,952
Gain from acquisition/divestiture of businesses	(1,027,181)	—	—
Amortization of debt financing costs	5,376	3,874	4,232
Loss on extinguishment of debt	90	2,434	—
Adjustments to derivative instruments	(567)	(5,138)	(26,428)
Base management fees to be settled/settled in shares	46,636	31,979	21,898
Performance fees settled in shares	56,546	53,388	67,329
Equipment lease receivable, net	2,805	3,807	3,548
Deferred rent	413	260	421
Deferred taxes	(27,942)	13,295	(1,580)
Other non-cash expenses, net	6,571	71	2,036
Changes in other assets and liabilities, net of acquisitions:
Restricted cash	35,858	(28,303)	—
Accounts receivable	1,645	(4,239)	(933)
Inventories	4,779	(4,662)	3,087
Prepaid expenses and other current assets	5,448	1,062	(3,461)
Due to manager – related party	(11)	29	57
Accounts payable and accrued expenses	(12,446)	(23,796)	6,479
Income taxes payable	288	1,037	(414)
Pension contribution	(26,960)	(3,150)	(3,833)
Other, net	(5,951)	(1,450)	5,661
Net cash provided by operating activities	251,615	155,117	217,911
Investing activities
Acquisitions of businesses and investments, net of cash acquired	(1,222,266)	(28,953)	(64,817)
Proceeds from sale of business, net of cash divested	265,295	—	5,625
Purchases of property and equipment	(123,946)	(111,208)	(39,288)
Return of investment in unconsolidated business	12,319	371	101,110
Other, net	(208)	154	(153)
Net cash (used in) provided by investing activities	(1,068,806)	(139,636)	2,477

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)
($ in Thousands)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Financing activities
Proceeds from long-term debt	$412,884	$561,253	$192,570
Payment of long-term debt	(548,431)	(748,668)	(237,240)
Proceeds from the issuance of shares	764,750	355,867	—
Proceeds from the issuance of convertible senior notes	350,000	—	—
Dividends paid to shareholders	(240,535)	(128,970)	(112,487)
Distributions paid to noncontrolling interests	(62,538)	(2,366)	(4,781)
Contributions received from noncontrolling interests	—	73,612	55,473
Offering and equity raise costs paid	(25,600)	(16,313)	—
Debt financing costs paid	(15,142)	(19,699)	(2,942)
Proceeds from the issuance of shares pursuant to MIC Direct	302	23	—
Change in restricted cash	(999)	3,810	8,663
Payment of notes and capital lease obligations	(2,269)	(2,033)	(1,054)
Net cash provided by (used in) financing activities	632,422	76,516	(101,798)
Effect of exchange rate changes on cash and cash equivalents	(590)	—	—
Net change in cash and cash equivalents	(185,359)	91,997	118,590
Cash and cash equivalents, beginning of period	233,373	141,376	22,786
Cash and cash equivalents, end of period	$48,014	$233,373	$141,376
Supplemental disclosures of cash flow information
Non-cash investing and financing activities:
Accrued equity offering costs	$—	$298	$—
Accrued financing costs	$112	$479	$—
Accrued purchases of property and equipment	$8,122	$13,950	$9,623
Acquisition of equipment through capital leases	$3,744	$1,320	$3,117
Issuance of shares for acquisition of business	$115,000	$—	$—
Issuance of shares to manager for performance fees	$56,546	$97,208	$23,509
Issuance of shares to manager for base management fees	$44,799	$35,433	$19,821
Issuance of shares to independent directors	$750	$640	$571
Conversion of construction loan to term loan	$60,360	$24,749	$—
Distributions payable to noncontrolling interests	$441	$276	$—
Taxes paid	$19,704	$3,710	$4,870
Interest paid	$70,894	$38,956	$58,916

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

The Company owns its businesses through its wholly-owned subsidiary, Macquarie Infrastructure Company Inc., or MIC Inc. The Company’s businesses operate predominantly in the United States and consist of the following:

•	International-Matex Tank Terminals or “IMTT”: a bulk liquid terminals business which provides bulk liquid storage, handling and other services at ten marine terminals in the United States and two in Canada and is one of the larger participants in this industry in the U.S., based on storage capacity. On July 16, 2014, the Company completed the acquisition of the remaining 50% interest that it did not previously own;
•	Atlantic Aviation: a network of aviation fixed-base operations (FBOs) that provide fuel, terminal, aircraft hangaring and other services primarily to owners and operators of general aviation (GA) aircraft at 69 airports in the U.S. The network is one of the largest in the U.S. air transportation industry;
•	Contracted Power and Energy (“CP&E”) Segment: controlling interests in five contracted solar power generation facilities and two contracted wind power generation facilities in the U.S. On August 21, 2014, the Company completed the sale of its controlling interest in the district energy business; and
•	Hawaii Gas: a gas energy company processing and distributing gas and providing related services in Hawaii.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company consolidates investments where it has a controlling financial interest. The general condition for a controlling financial interest is ownership of a majority of the voting interest and, therefore, as a general rule, ownership, directly or indirectly, of over 50% of the outstanding voting shares is a condition for consolidation. In addition, if the Company demonstrates that it has the ability to direct policies and management, this may be also indication for consolidation. For investments in variable interest entities, the Company consolidates when it is determined to be the primary beneficiary of the variable interest entity. As of December 31, 2014, the Company was the primary beneficiary in the five contracted solar power generation facilities and the two contracted wind power generation facilities in the U.S. and consolidated these projects accordingly.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Investments

The Company accounts for 50% or less owned companies over which it has the ability to exercise significant influence using the equity method of accounting, otherwise the cost method is used. The Company’s share of net income or losses of equity investments is included in equity in earnings and amortization charges of investee in the consolidated statements of operations. Losses are recognized in other income (expense) when a decline in the value of the investment is deemed to be other than temporary. In making this determination, the Company considers factors to be evaluated in determining whether a loss in value should be recognized, including the Company’s ability to hold its investment and inability of the investee to sustain an earnings capacity, which would justify the carrying amount of the investment.

Investment in unconsolidated business at December 31, 2013 of $83.7 million represented the previous 50% equity method investment in IMTT. From January 1, 2014 through July 15, 2014, the results of IMTT have been accounted for under the equity method of accounting. From July 16, 2014 through December 31, 2014, the Company has consolidated the results of IMTT.

Investment in unconsolidated business of $9.8 million at December 31, 2014 represents primarily a 20% ownership interest in a joint venture acquired in conjunction with the IMTT Acquisition on July 16, 2014. This investment is accounted for at cost on the consolidated balance sheet. Income from this investment is recorded in dividend income on the consolidated statements of operations.

Use of Estimates

The preparation of our consolidated financial statements, which are in conformity with generally accepted accounting principles, or GAAP, requires the Company to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis and the estimates are based on experience, current and expected future conditions, third-party evaluations and various other assumptions that the Company believes are reasonable under the circumstances. Significant items subject to such estimates and assumptions include the carrying amount of property, equipment, land and leasehold improvements, intangibles and goodwill; valuation allowances for receivables, inventories and deferred income tax assets; assets and obligations related to employee benefits; and valuation of derivative instruments. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from the estimates and assumptions used in the financial statements and related notes.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Commercial paper, with maturities of approximately three months or less, issued by a counterparty with Standard & Poor rating of A1+ are also considered cash and cash equivalents. Included in cash and cash equivalents at December 31, 2013 was $25.3 million of commercial paper, issued by counterparties with a Standard & Poor rating of A1+. The Company did not have any commercial paper at December 31, 2014.

Restricted Cash

Restricted cash on the consolidated balance sheets represents cash account agreements that require the projects from the CP&E business to maintain cash accounts restricted to fund operations, debt service and pay distribution to partners. Cash generated from operations is also recorded in restricted cash upon receipt. The Company recorded $22.0 million of cash pledged as collateral in the consolidated balance sheet at December 31, 2014, of which $21.3 million was recorded in current assets. At December 31, 2013, the

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Company recorded $52.4 million of cash pledged as collateral in the consolidated balance sheet, of which $51.9 million was recorded in current assets.

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

Inventory

Inventory consists principally of fuel purchased from various third-party vendors at Atlantic Aviation and Hawaii Gas and materials and supplies at all of the operating businesses. Fuel inventory is stated at the lower of cost or market. Materials and supplies inventory is valued at the lower of average cost or market. Inventory sold is recorded using the first-in-first-out method at Atlantic Aviation and an average cost method at Hawaii Gas. IMTT also has inventory for sale for its spill response activity business. This is carried at lower of average cost or market. Cash flows related to the sale of inventory are classified in net cash provided by operating activities in the consolidated statements of cash flows.

The Company’s inventory balance at December 31, 2014 comprised $15.6 million of inventory held for sale and $12.5 million of materials and supplies. The Company’s inventory balance at December 31, 2013 comprised $17.0 million of inventory held for sale and $8.8 million of materials and supplies.

Property, Equipment, Land and Leasehold Improvements

Property, equipment and land are initially recorded at cost. Leasehold improvements are recorded at the initial present value of the minimum lease payments less accumulated amortization. Major renewals and improvements are capitalized while maintenance and repair expenditures are expensed when incurred. Interest expense relating to construction in progress is capitalized as an additional cost of the asset. The Company depreciates property, equipment and leasehold improvements over their estimated useful lives on a straight-line basis. Within the CP&E segment, depreciation expense for the district energy business was included in cost of services in the consolidated statements of operations prior to the Company’s divestiture of the business on August 21, 2014. The estimated economic useful lives range according to the table below:

Buildings	10 to 68 years
Leasehold and land improvements	5 to 40 years
Machinery and equipment	2 to 62 years
Furniture and Fixtures	3 to 25 years

Goodwill and Intangible Assets

Goodwill consists of costs in excess of the aggregate purchase price over the fair value of tangible and identifiable intangible net assets acquired in a business combinations. The cost of intangible assets with determinable useful lives are amortized over their estimated useful lives ranging as follows:

Customer relationships	5 to 30 years
Contractual arrangements	5 to 40 years
Non-compete agreements	2 to 10 years
Leasehold rights	25 years
Trade names	6 to 20 years
Technology	5 years

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

Impairment of Indefinite-lived Intangibles, Excluding Goodwill

Indefinite-lived intangibles, which consists of trademarks, are considered impaired when the carrying amount of the asset exceeds its implied fair value.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Debt Issuance Costs

The Company capitalizes all direct costs incurred in connection with the issuance of debt as debt issuance costs. These costs are amortized over the contractual term of the debt instrument, which ranges from 3 to 22 years, using the effective interest method.

Derivative Instruments

From time to time the Company enters into interest rate swap agreements to minimize potential variations in cash flows resulting from fluctuations in interest rates and their impact on its variable-rate debt. In addition, during the fourth quarter of 2014 the Company’s Hawaii Gas business entered into short-term commodity price hedges to mitigate the impact of fluctuations in propane prices on its cash flows. Hawaii Gas may enter into commodity price hedges in the future.

The Company accounts for derivatives and hedging activities in accordance with ASC 815 Derivatives and Hedging, which requires that all derivative instruments be recorded on the balance sheet at their respective fair values. All movements in the fair value of derivative contracts are recorded directly through earnings. See Note 9, “Derivative Instruments and Hedging Activities”, for further discussion.

Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and variable-rate senior debt, are carried at cost, which approximates their fair value because of either the short-term maturity, or variable or competitive interest rates assigned to these financial instruments.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with financial institutions and its balances may exceed federally insured limits. The Company’s accounts receivable are mainly derived from fuel and gas sales and services rendered under contract terms with commercial and private customers located primarily in the United States. At December 31, 2014 and 2013, there were no outstanding accounts receivable due from a single customer that accounted for more than 10% of the total accounts receivable. Additionally, no single customer accounted for more than 10% of the Company’s revenue during the years ended December 31, 2014, 2013 and 2012.

Foreign Currency Translation

The assets and liabilities of IMTT’s Newfoundland and Quebec locations are translated from their foreign currency (Canadian dollars) to U.S. dollars at exchange rates in effect at the end of the year and statement of operations accounts are translated at average exchange rates for the year. Translation gains or losses as a result of changes in the exchange rate are recorded as a component of other comprehensive income (loss).

Income per Share

The Company calculates income per share using the weighted average number of common shares outstanding during the period. Diluted income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon conversion of the Company’s convertible senior notes (using the if-converted method) and stock units granted to the Company’s independent directors; common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

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

IMTT

Contracts for the use of storage capacity at the various terminals predominantly have non-cancelable terms of one to five years. These contracts generally provide for payments for providing storage capacity throughout their term based on a fixed rate per barrel of capacity leased, as adjusted annually for inflation indices. Contracts are classified and accounted for as operating leases in accordance with GAAP and revenue is recognized over their term based on the rate specified in the contract. Revenue from the rendering of ancillary services (e.g., product movement (throughput), heating, blending, etc.) is recognized as the related services are performed based on contract rates. Throughput revenues are not recognized until the throughput quantity specified in the contract for the applicable period is exceeded. Payments received prior to the related services being performed or as a reimbursement for specific fixed asset additions or improvements related to a customer’s contract are recorded as deferred revenue and ratably recognized as revenues over the contract term; the non-current portion is included in other long-term liabilities. Environmental response services revenues are recognized as services are rendered. Revenue from IMTT is recorded in service revenue on the consolidated statements of operations.

Hawaii Gas

Hawaii Gas recognizes revenue when products are delivered. Sales of gas to customers are billed on a monthly-cycle basis. Earned but unbilled revenue is accrued and included in accounts receivable and revenue based on the amount of gas that is delivered but not billed to customers from the latest meter reading or billed delivery date to the end of an accounting period, and the related costs are charged to expense. Most revenue is based upon consumption; however, certain revenue is based upon a flat rate. Revenue from Hawaii Gas is recorded in product revenue on the consolidated statements of operations.

Atlantic Aviation

Revenue from Atlantic Aviation is recorded in service revenue on the consolidated statements of operations. Services include: (a) fuel services recognized when fuel has been delivered to the customer, collection of the resulting receivable is probable, persuasive evidence of an arrangement exists and the fee is fixed or determinable. Fuel services are recorded net of volume discounts and rebates; (b) certain fueling fees. The business receives a fueling fee for fueling certain carriers with fuel owned by such carriers. Revenue from these transactions are recorded based on the service fee earned and does not include the cost of the carriers’ fuel; and (c) other services consisting principally of de-icing services, landing and fuel distribution fees as well as rental income for hangar and terminal use. Other FBO revenue is recognized as the services are rendered to the customer.

CP&E

Contracted power generation business

Revenue from the contracted power generation business, comprised of solar and wind power generation facilities, is recognized when the electricity is provided to the utility companies. Owners of these facilities sell

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

substantially all of the electricity generated at a fixed price to electric utilities pursuant to a long-term (typically 20 – 25 years) power purchase agreements (“PPAs”). Customers are billed on a monthly-cycle basis. Revenue from the contracted power generation businesses is recorded in product revenue on the consolidated statements of operations.

District energy business (through the date sold)

Revenue from cooling capacity and consumption is recognized at the time of performance of service. Cash received from customers for services to be provided in the future are recorded as unearned revenue and recognized over the expected service period on a straight-line basis. Revenue from the district energy business was recorded in service revenue on the consolidated statements of operations through the date of sale.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and its more than 80% owned subsidiaries file a consolidated U.S. federal income tax return, including its allocated share of the taxable income from its solar and wind power generation facilities. The investments in solar and wind power generation facilities within the CP&E business are held in various LLCs, which are treated as partnerships for income tax purposes.

For 2013 and prior to the IMTT Acquisition in July of 2014, the Company’s consolidated income tax return did not include IMTT and the district energy business, both of which were less than 80% owned by the Company and each filed separate income tax returns. Subsequent to the Company’s acquisition of the remaining 50% interest of IMTT, IMTT became a wholly owned subsidiary and files as part of the Company’s consolidated federal income tax return. The district energy business continued to file separate income tax returns through 2014. The Company sold its interest in the district energy business in August of 2014.

In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

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

3. Income per Share

Following is a reconciliation of the basic and diluted income per share computations ($ in thousands, except share and per share data):

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net income attributable to MIC LLC	$1,042,028	$31,254	$13,321
Interest expense attributable to convertible senior notes, net of taxes	3,016	—	—
Diluted net income attributable to MIC LLC	$1,045,044	$31,254	$13,321
Denominator:
Weighted average number of shares outstanding: basic	62,990,312	51,381,003	46,635,049
Dilutive effect of restricted stock unit grants	12,637	15,143	20,240
Dilutive effect of convertible senior notes	1,922,616	—	—
Weighted average number of shares outstanding: diluted	64,925,565	51,396,146	46,655,289
Income per share:
Basic income per share attributable to MIC LLC	$16.54	$0.61	$0.29
Diluted income per share attributable to MIC LLC	$16.10	$0.61	$0.29

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Income per Share  – (continued)

The effect of potentially dilutive shares for the year ended December 31, 2014 is calculated assuming that the 12,525 restricted stock unit grants provided to the independent directors on May 21, 2014, which will vest during the second quarter of 2015, and the 12,910 restricted stock unit grants provided to the independent directors on May 20, 2013, which vested during the second quarter of 2014, had been fully converted to shares on those grant dates. In addition, the convertible senior notes that were issued on July 15, 2014 are assumed to have been fully converted into shares on that date.

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

See Note 11, “Members’ Equity”, for further discussions on restricted stock unit grants.

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

IMTT provides bulk liquid terminal and handling services in North America through ten terminals located on the East, West, Gulf Coasts and the Great Lakes region of the United States and partially owned terminals in Quebec and Newfoundland, Canada. IMTT derives the majority of its revenue from storage and handling of petroleum products, various chemicals, renewable fuels, and vegetable and animal oils. Based on storage capacity, IMTT operates one of the larger third-party bulk liquid terminals businesses in the United States.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Acquisitions and Disposition  – (continued)

The acquisition of the remaining 50% interest in IMTT requires that all assets and liabilities of IMTT be recorded at fair value including the Company’s previous 50% ownership. This resulted in a pre-tax gain due to the remeasuring to fair value of the Company’s previous 50% ownership. For the year ended December 31, 2014, the Company recorded a pre-tax gain of $948.1 million in the consolidated statement of operations. The allocation of the purchase price for the IMTT Acquisition was as follows ($ in thousands):

Cash and cash equivalents	$26,094
Accounts receivable	38,350
Inventories	7,054
Other current assets	43,664
Total current assets	115,162
Property, equipment, land and leasehold improvements	2,277,548
Intangible assets:
Software(1)	8,300
Customer relationships(2)	276,600
Goodwill(3)	1,413,313
Other noncurrent assets	13,212
Total assets acquired	$4,104,135
Accounts payable	$26,072
Accrued expenses	48,512
Current portion of long-term debt	7,237
Other current liabilities	43,960
Total current liabilities	125,781
Long-term debt, net of current portion	1,013,731
Deferred income taxes	794,286
Other noncurrent liabilities	100,595
Total liabilities assumed	2,034,393
Noncontrolling interest	16,118
Net assets acquired	2,053,624
Less: Write-off of equity method investment	(72,495)
Less: Write-off of accumulated other comprehensive loss	(4,367)
Less: Gain on remeasuring the equity method investment to fair value	(948,138)
Net assets paid	$1,028,624

(1)	Software is being amortized over a five year period.
(2)	Customer relationships are being amortized over a weighted average life of thirty years.
(3)	Goodwill is not deductible for tax purposes.

The fair value was determined using various valuation techniques, including the market approach, income approach and/or cost approach. For the year ended December 31, 2014, the Company incurred acquisition costs of approximately $5.9 million in connection with the IMTT Acquisition which are included in selling, general, and administrative expense.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Acquisitions and Disposition  – (continued)

From January 1, 2014 through July 15, 2014, the results of IMTT have been accounted for under the equity method of accounting. The Company recorded equity in earnings and amortization charge of investee of $26.1 million from January 1, 2014 through July 15, 2014. This comprises the Company’s 50% share of IMTT’s net income offset by step-up depreciation and amortization charges in connection with the initial 50% investment in IMTT in May of 2006. From July 16, 2014 through December 31, 2014, the Company has consolidated the results of IMTT.

The unaudited pro forma selected consolidated financial data set forth below gives effect to the IMTT Acquisition as if it had occurred as of January 1, 2013. The pro forma adjustments give effect to the IMTT Acquisition based upon the acquisition method of accounting in accordance with U.S. GAAP. The selected unaudited pro forma consolidated financial data is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods or results of operations that actually would have been realized had the Company and IMTT been consolidated during the periods presented ($ in thousands).

	Year Ended December 31,
	2014	2013
Revenue	$1,662,451	$1,554,921
Net income attributable to MIC LLC(1)	77,923	64,353

(1)	The tax rate used to calculate net income attributable to MIC LLC was 35.00% for the years ended December 31, 2014 and 2013.

Atlantic Aviation Acquisitions

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

The purchase price has been allocated based on the fair value of the assets and liabilities acquired using various valuation techniques, including the market approach, income approach, and/or cost approach. Substantially all of the purchase price was allocated to contractual arrangements (intangible assets) of $118.5 million, goodwill of $81.3 million, and property, equipment, land and leasehold improvements of $30.2 million. The goodwill is deductible for tax purposes. Had the acquisition occurred as of January 1, 2014, the consolidated results of operations would not have been materially different.

For the years ended December 31, 2014 and 2013, the Company recorded transaction related costs of $957,000 and $349,000, respectively, in selling, general and administrative expenses for these investments.

CP&E Acquisitions

In 2014, the Company acquired controlling interests in wind power generation facilities, consisting of Brahms Wind, LLC, Exergy Idaho Holdings, LLC and Idaho Wind Partners 1, LLC (collectively the “2014 wind power generation facilities”), for a combined purchase price of $103.2 million. These wind farms have a total of 134 turbines located in New Mexico and Idaho and have a total wind power generation capacity of 203 megawatts of electricity. The Company entered into LLC agreements with the noncontrolling interest co-investors whose interests in these projects are reflected in noncontrolling interest in the consolidated financial statements.

Substantially all of the purchase price has preliminarily been allocated to the turbines, which have a fair value of approximately $307.1 million, which is primarily offset by $163.9 million of amortizing term loan debt and noncontrolling interests. The preliminary fair value was determined using various valuation

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Acquisitions and Disposition  – (continued)

techniques, including the market approach, income approach and/or cost approach. The estimated fair market value of the property and equipment acquired was based upon preliminary valuations and the Company’s estimates and assumptions are subject to change within the purchase price allocation period (generally not to exceed one year from the acquisition date). The Company is still in the process of reviewing the valuation of the assets and liabilities acquired, and expects such process to be substantially complete by March 31, 2015.

For the year ended December 31, 2014, the Company recorded transaction related costs of $2.0 million in selling, general and administrative expenses for these investments. Had the acquisitions occurred as of January 1, 2014, the consolidated results of operations would not have been materially different.

Sale of 50.01% Interest in District Energy Business

On August 21, 2014, the Company completed the sale of its 50.01% controlling interest in the district energy business, within CP&E, for approximately $270.0 million. Proceeds of the sale were used to repay the outstanding debt balance. The remaining amounts were divided between the Company and its co-investor in the business. The Company’s share of the remaining proceeds was $59.6 million.

As a result of this transaction, the Company deconsolidated the assets and liabilities of the district energy business from its consolidated financial statements effective August 21, 2014. The Company recorded a pre-tax gain of $78.9 million in gain from acquisition/divestiture of businesses, which has been reflected in the consolidated statement of operations for the year ended December 31, 2014.

5. Property, Equipment, Land and Leasehold Improvements

Property, equipment, land and leasehold improvements at December 31, 2014 and 2013 consist of the following ($ in thousands):

	December 31, 2014	December 31, 2013
Land	$272,110	$4,854
Easements	131	5,624
Buildings	40,730	25,143
Leasehold and land improvements	439,962	357,903
Machinery and equipment	2,810,531	674,839
Furniture and fixtures	28,664	11,416
Construction in progress	72,241	35,637
Property held for future use	—	1,975
	3,664,369	1,117,391
Less: accumulated depreciation	(301,784)	(263,222)
Property, equipment, land and leasehold improvements, net	$3,362,585	$854,169

During 2014, the Company acquired $2.3 billion, $310.7 million and $30.2 million in property, equipment, land and leasehold improvements from the IMTT Acquisition, the 2014 wind power generation facilities and the Galaxy Acquisitions, respectively. The acquisitions are partially offset by the disposition of $128.5 million in property, equipment, land and leasehold improvements in connection with the sale of the district energy business.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Intangible Assets

Intangible assets at December 31, 2014 and 2013 consist of the following ($ in thousands):

	December 31, 2014	December 31, 2013
Contractual arrangements	$873,406	$746,231
Non-compete agreements	9,665	9,665
Customer relationships	342,232	80,255
Leasehold rights	350	2,121
Trade names	16,091	15,671
Technology	8,760	460
	1,250,504	854,403
Less: accumulated amortization	(290,870)	(261,553)
Intangible assets, net	$959,634	$592,850

During 2014, the Company acquired $284.9 million and $119.8 million in intangible assets from the IMTT Acquisition and the Galaxy Acquisitions, respectively.

At December 31, 2014, the Company had $16.1 million in trade names, of which $7.5 million relates to Atlantic Aviation and are considered to be indefinite-lived. The remaining balance of $8.6 million relates to “The Gas Company” trade name.

Amortization expense of intangible assets for the years ended December 31, 2014, 2013 and 2012 totaled $42.7 million, $34.7 million and $34.6 million, respectively. The estimated future amortization expense for amortizable intangible assets to be recognized is as follows ($ in thousands):

2015	$49,570
2016	46,715
2017	43,754
2018	43,555
2019	42,794
Thereafter	725,755
Total	$952,143

The goodwill balance as of December 31, 2014 is comprised of the following ($ in thousands):

Goodwill acquired in business combinations, net of disposals, at December 31, 2013	$637,694
Add: goodwill related to acquisitions	1,500,676
Less: goodwill associated with sold business	(17,946)
Less: accumulated impairment charges	(123,200)
Less: other	(965)
Balance at December 31, 2014	$1,996,259

The Company tests for goodwill impairment at the reporting unit level on an annual basis on October 1st of each year and between annual tests if a triggering event indicates impairment.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Accrued Expenses

Accrued expenses at December 31, 2014 and 2013 consist of the following ($ in thousands):

	December 31, 2014	December 31, 2013
Payroll and related liabilities	$27,185	$10,191
Sales tax	8,322	7,855
Purchase of property and equipment	4,170	11,841
Interest	7,853	2,073
Insurance	8,832	1,605
Real estate	4,191	1,468
Other	16,695	7,680
	$77,248	$42,713

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

For a description of related party transactions associated with the Company’s long-term debt, see Note 13, “Related Party Transactions”.

At December 31, 2014 and 2013, the Company’s consolidated long-term debt comprised the following ($ in thousands):

	December 31, 2014	December 31, 2013
MIC Corporate	$350,000	$—
IMTT	953,061	—
Hawaii Gas	180,000	180,000
Atlantic Aviation	611,328	517,773
CP&E	298,132	296,337
Total	2,392,521	994,110
Less: current portion	(27,655)	(163,083)
Long-term portion	$2,364,866	$831,027

At December 31, 2014, future maturities of long-term debt are as follows ($ in thousands):

2015	$27,655
2016	27,898
2017	109,017
2018	451,466
2019	381,396
Thereafter	1,395,089
Total	$2,392,521

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Long-Term Debt  – (continued)

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

In July of 2014, the Company also entered into a senior secured revolving credit facility with a syndicate of banks. The senior secured revolving credit facility provides for a five-year, $250.0 million senior secured first lien revolving credit facility that bears interest at LIBOR plus 1.75% at December 31, 2014. This facility is guaranteed by MIC Inc. At December 31, 2014, the senior secured revolving credit facility remains undrawn.

IMTT

On July 16, 2014, the Company acquired the remaining 50% interest of IMTT that it did not previously own. Prior to this transaction, the investment in IMTT was accounted for under the equity method of accounting. As of the closing date, IMTT became consolidated into the Company’s consolidated balance sheet. The $1.0 billion of IMTT’s debt as of the closing date was comprised of $512.8 million tax-exempt bonds, $486.0 million drawn on its revolving credit facilities and a $22.2 million loan from its previous shareholder, the Coleman Trust. At July 16, 2014, $293.0 million of the revolving credit facility was used to back letters of credit. At December 31, 2014, the undrawn portion on the revolving credit facility was $588.2 million, net of amounts used to back letters of credit.

Revolving Credit Facilities

The revolving credit facilities have been used primarily to fund IMTT’s growth capital expenditures in the U.S. and Canada. The revolving credit facilities are unsecured, except for a pledge of IMTT’s 65% share in two Canadian affiliates. The key terms of IMTT’s U.S. dollar and Canadian dollar denominated revolving credit facilities at December 31, 2014 are summarized in the table below.

Facility Terms	USD Revolving Credit Facility	CAD Revolving Credit Facility
Total Committed Amount	$1,252.5 million	$50.0 million
Amount outstanding at December 31, 2014	$417.0 million	$4.3 million
Maturity	February 15, 2018	February 15, 2018
Amortization	Revolving, payable at maturity	Revolving, payable at maturity
Interest Rate	LIBOR plus 2.00% at December 31, 2014	Bankers’ Acceptances (BA) Rate plus 2.00% at December 31, 2014
Commitment Fees	0.375% at December 31, 2014	0.375% at December 31, 2014

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Long-Term Debt  – (continued)

To partially hedge the interest rate risk associated with IMTT’s current floating rate borrowings under the revolving credit agreement, IMTT entered into a 10 year fixed quarterly LIBOR swap, maturing in March of 2017, with a notional amount of $200.0 million as of December 31, 2014, that fixes the floating rate at 5.507%.

Gulf Opportunity Zone Bonds (“GO Zone Bonds”)

The key terms of the GO Zone Bonds at December 31, 2014 are summarized in the table below:

Facility Terms	Gulf Opportunity Zone Bonds I	Gulf Opportunity Zone Bonds II	Gulf Opportunity Zone Bonds III	Gulf Opportunity Zone Bonds IV
Amount outstanding at December 31, 2014	$215.0 million	$85.0 million	$91.9 million	$82.7 million
Maturity	June 2043	August 2046	December 2040	December 2040
Amortization	Payable at maturity	Payable at maturity	Amortizes over life of bond, subject to tender in 2018	Amortizes over life of bond, subject to tender in 2018
Interest Rate	Floating at tax-exempt bond weekly tender rates	Floating at tax-exempt bond weekly tender rates	68% of 30 day LIBOR plus 1.39% at December 31, 2014	68% of 30 day LIBOR plus 1.39% at December 31, 2014
Security	Secured (required to be supported at all times by bank letter of credit issued under the revolving credit facility)	Secured (required to be supported at all times by bank letter of credit issued under the revolving credit facility)	Unsecured	Unsecured

To partially hedge the interest rate risk associated with IMTT’s current floating rate borrowings under the Gulf Opportunity Zone Bonds, IMTT entered into a 10 year fixed monthly LIBOR swap, maturing in June of 2017, with a notional amount of $215.0 million as of December 31, 2014, that fixes the floating rate at 3.662%.

New Jersey Economic Development Authority Bonds (“NJEDA Bonds”)

The key terms of the NJEDA Bonds issued are summarized in the table below:

Facility Terms	New Jersey Economic Development Authority Dock Facility Revenue Refund Bonds	New Jersey Economic Development Authority Variable-Rate Demand Revenue Refunding Bond
Amount outstanding at December 31, 2014	$30.0 million	$6.3 million
Maturity	December 2027	December 2021
Amortization	Payable at maturity	Payable at maturity
Interest Rate	Floating at tax-exempt bond daily tender rates	Floating at tax-exempt bond daily tender rates

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Long-Term Debt  – (continued)

Facility Terms	New Jersey Economic Development Authority Dock Facility Revenue Refund Bonds	New Jersey Economic Development Authority Variable-Rate Demand Revenue Refunding Bond
Security	Secured (required to be supported at all times by bank letter of credit issued under the revolving credit facility)	Secured (required to be supported at all times by bank letter of credit issued under the revolving credit facility)

In addition to the debt facilities discussed above, IMTT Holdings Inc. received loans from its previous shareholders, other than MIC, from 2006 to 2008. The shareholder loans have a fixed interest rate of 5.5% and will be repaid over 15 years by IMTT Holdings Inc. with equal quarterly amortization that commenced March 31, 2008. Shareholder loans of $20.9 million were outstanding as of December 31, 2014.

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

On October 5, 2012, the HPUC approved the closing of Hawaii Gas’s $60.0 million, 5-year senior secured revolving credit facility that is available at the operating company level to partially fund capital expenditures and general corporate needs.

The obligations under the credit agreements are secured by security interests in the assets of Hawaii Gas as well as the equity interests of Hawaii Gas and HGC Holdings LLC. Material terms of the term and revolving credit facilities are presented below:

Facility Terms	Holding Company Debt	Operating Company Debt
Borrowers	HGC Holdings LLC, or HGC	The Gas Company, LLC, or TGC
Facilities	$80.0 million Term Loan (fully drawn at December 31, 2014)	$100.0 million Senior Secured Notes (fully drawn at December 31, 2014)	$60.0 million Revolver Credit Facility (undrawn at December 31, 2014)
Collateral	First lien on all assets of HGC and its subsidiaries	First lien on all assets of TGC and its subsidiaries	First lien on all assets of TGC and its subsidiaries
Maturity	August 2017	August 2022	August 2017
Amortization	—	Payable at maturity	—
Interest Rate: Years 1 – 5	LIBOR plus 2.25% or Base Rate: 1.25% above the greater of the prime rate or the federal funds rate plus 0.5%	4.22% payable semi-annually	LIBOR plus 1.50% or Base Rate: 0.5% above the greater of the prime rate or the federal funds rate plus 0.5%
Interest Rate: Years 6 – 7	—	4.22% payable semi-annually	—
Commitment Fees: Years 1 – 5	—	—	0.225% on the undrawn portion

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Long-Term Debt  – (continued)

The interest rate of the $80.0 million term loan floats at LIBOR + 2.25% and has effectively been fixed at 2.89% using an interest rate swap through August 8, 2016, maturity of the swap.

The facilities also require mandatory repayment if the Company fails to either own 50% of the respective borrowers or control the management and policies of the respective borrowers.

As part of the regulatory approval process of the Company’s acquisition of Hawaii Gas, the Company agreed to 14 regulatory conditions from the HPUC that addresses a variety of matters. The more significant conditions include:

•	the non-recoverability of goodwill, transaction or transition costs in future rate cases;
•	a requirement that Hawaii Gas and HGC Holdings LLC’s ratio of consolidated debt to total capital does not exceed 65%; and
•	a requirement to maintain $20.0 million in readily available cash resources at Hawaii Gas, HGC Holdings LLC or the Company.

This ratio was 61.7% and 59.2% at December 31, 2014 and 2013, respectively, and $20.0 million in cash resources was readily available at December 31, 2014 and 2013.

Atlantic Aviation

On May 31, 2013, Atlantic Aviation entered into a credit agreement (the “AA Credit Agreement”), that provides the business with a seven-year, $465.0 million senior secured first lien term loan facility. On November 7, 2013 and January 22, 2014, the business entered into an incremental $50.0 million and $100.0 million, respectively, term loan under the AA Credit Agreement that provides the business with senior secured first lien term loan facility. The interest rate on these term loan facilities floats at LIBOR plus 2.50%, with minimum LIBOR of 0.75%, and these facilities mature in June of 2020. The floating rate has effectively been fixed for 6 years using interest rate swaps. At December 31, 2014, the outstanding balance on these term loan facilities totaled $606.6 million. The AA Credit Agreement also provides for a five-year, $70.0 million senior secured first lien revolving credit facility that bears interest at LIBOR plus 2.50%. The balance on the revolving credit facility remains undrawn at December 31, 2014.

Material terms of the facilities are as follows:

Facility Terms	Term Financing	Revolving Credit Facility
Borrower	AA FBO	AA FBO
Facilities	$615.0 million senior secured first lien term loan ($606.6 million drawn at December 31, 2014)	$70.0 million senior secured first lien revolving credit facility (undrawn at December 31, 2014)
Amortization	1.0% of the original principal amount per annum paid in equal quarterly installments with the balance payable at maturity
Interest Type	Floating	Floating
Interest rate and fees	• LIBOR plus 2.50% or Alternate Base Rate (“ABR”) plus 1.50%. ABR is the highest of (i) the prime rate, (ii) the federal funds rate plus 0.5% and (iii) one-month LIBOR plus 1.0%.	• LIBOR plus 2.50% or ABR plus 1.50% Commitment fee: 0.50% on the undrawn portion.
• Subject to a minimum LIBOR of 0.75% and a minimum ABR of 1.75%.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Long-Term Debt  – (continued)

Facility Terms	Term Financing	Revolving Credit Facility
Maturity	June 1, 2020	May 31, 2018
Mandatory prepayment	• With 0% excess cash flow, with a step up to 50% if Total Leverage Ratio (ratio of funded debt net of unrestricted cash and cash equivalents to combined EBITDA) equals or exceeds 4.25 to 1.00.
• With net proceeds from the sale of assets in excess of $5.0 million that are not reinvested.
• With net proceeds of debt issuances by Holdings, AA FBO and its restricted subsidiaries (other than certain permitted debt).
Collateral	First priority security interest in (x) the equity securities of AA FBO and certain of its subsidiaries and (y) the personal and material real property of Holdings, AA FBO and certain of its subsidiaries (in each case subject to certain exceptions).	First priority security interest in (x) the equity securities of AA FBO and certain of its subsidiaries and (y) the personal and material real property of Holdings, AA FBO and certain of its subsidiaries (in each case subject to certain exceptions).

At December 31, 2014, the Company classified $6.2 million relating to the term loan as current portion of long-term debt in the consolidated balance sheet.

Atlantic Aviation also has stand-alone debt facilities used to fund construction at its FBOs. At December 31, 2014, the balances on the stand-alone facilities were $4.7 million. The Company has classified $570,000 relating to the stand-alone debt facilities in the current portion of long-term debt in the consolidated balance sheet at December 31, 2014.

CP&E

On August 21, 2014, the Company completed the sale of its district energy business, within CP&E. Proceeds of the sale were partially used to repay the business’ entire outstanding debt facility of $147.0 million prior to maturity in September of 2014.

In 2012, the Company acquired two solar power generation facilities and assumed $83.2 million in term loan and construction loan debt. Subsequent to operations, the construction loan was converted into an amortizing term loan in 2013 totaling $24.7 million at a fixed interest rate of 4.497% maturing June of 2036.

In 2013, the Company acquired three solar power generation facilities and assumed $22.4 million in construction loans and borrowed $20.6 million in construction loans. All of the construction loans assumed were converted to amortizing term loans subsequent to operation of the projects during 2014 totaling $60.4 million. These term loans have a fixed interest rate ranging from 5.138% to 5.60%, with a weighted average rate of 5.36% maturing from December of 2033 through September of 2036.

During 2014, in conjunction with the acquisitions of the 2014 wind power generation facilities, the Company assumed $163.9 million in amortizing term loan debt that will mature in December of 2027. The floating interest rate on the debt has been fixed using interest rate swap contracts and ranges from 2.543% to 4.054%, excluding the fixed margin. The weighted average rate fixed with the interest rate swap contracts and margin was 5.822%.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Long-Term Debt  – (continued)

At December 31, 2014, the CP&E businesses had $298.1 million of amortizing term loan debt outstanding, of which $13.6 million was recorded as current portion of long-term debt in the consolidated balance sheet. The weighted average interest rate on the outstanding balance was 5.289%.

Material terms of the term loans are presented below:

Facility Terms	Solar Power Generation Facilities–Term Loans	Wind Power Generation Facility–Term Loans
Borrower	• Picture Rocks Solar, LLC (Tucson Project);	• Idaho Wind Partners 1, LLC (IWP Project)
• Bryan Solar, LLC (Presidio Project);
• Sune DM, LLC (DMAFB Project);
• Sol Orchard San Diego 20 LLC and Sol Orchard San Diego 21 LLC (Ramona Project); and
• Sol Orchard San Diego 22 LLC and Sol Orchard San Diego 23 LLC (Valley Center Project)
Facilities	$137.5 million outstanding balance at December 31, 2014	$160.6 million outstanding balance at December 31, 2014
Amortization	Fully amortizing over 20 to 23 years maturity	Fully amortizing over 17 years maturity
Interest Type	Fixed	Floating
Interest rate	4.0% to 5.6%	LIBOR plus 2.75% at December 31, 2014; The margin increases by 0.25% every three years through maturity
Maturity	September 2032 to September 2036	December 2027
Mandatory prepayment	• With net proceeds that equal or exceed $250,000 to $500,000 from the sale of assets not used for replacement of assets;	• With net proceeds that equal or exceed $500,000 from the sale of assets;
	• With insurance proceeds that exceed from $250,000 to $1.0 million not used to repair, restore or replace assets;	• With insurance proceeds that exceed from $10.0 million not used to repair, restore or replace assets;
	• With condemnation proceeds that exceed from $250,000 to $1.0 million not used to repair, restore or replace assets; and	• With Guaranteed Performance commitment liquidated damages in excess of $250,000; and
	• With net proceeds from equity and certain debt issuances.	• With amount necessary to reduce debt to within the revised projected debt service coverage ratio following a substantial change such as additional wind turbines not in engineers plan.
Collateral	First lien on the following:	First lien on the following:
	• Project revenues;	• All property and assets of the Borrower and project companies; and
	• Equity of the Borrower;	• Equity interests in the Borrower
• All property and assets of the Borrower; and
• Insurance policies and claims or proceeds.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Derivative Instruments and Hedging Activities

From time to time the Company enters into interest rate swap agreements to minimize potential variations in cash flows resulting from fluctuations in interest rates and their impact on its variable-rate debt. The Company does not enter into derivative instruments for any purpose other than economic interest rate hedging. That is, the Company does not speculate using derivative instruments.

During the fourth quarter of 2014 the Company’s Hawaii Gas business entered into short-term commodity price hedges to mitigate the impact of fluctuations in propane prices on its cash flows. Hawaii Gas may enter into commodity price hedges in the future.

By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The Company minimizes the credit risk in derivative instruments by entering into transactions with creditworthy counterparties.

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest rates is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

Interest Rate Swap Contracts

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

At December 31, 2014, the Company had $2.4 billion of current and long-term debt, $1.3 billion of which was economically hedged with interest rate contracts and $1.1 billion of which was unhedged. At December 31, 2013, the Company had $994.1 million of current and long-term debt, $742.5 million of which was economically hedged with interest rate contracts and $251.6 million of which was unhedged.

The Company elected to discontinue hedge accounting in 2009. In prior periods, when the Company applied hedge accounting, changes in the fair value of derivatives that effectively offset the variability of cash flows on the Company’s debt interest obligations were recorded in other comprehensive income or loss. From the dates that hedge accounting was discontinued, all movements in the fair value of the interest rate swaps are recorded directly through earnings. As interest payments are made, a portion of the other comprehensive loss recorded under hedge accounting is also reclassified into earnings. At December 31, 2014, the other comprehensive loss was fully amortized.

As of July 16, 2014, the Company consolidates the financial statements of IMTT. The interest rate on IMTT’s borrowings under the tax-exempt bonds and the revolving credit facility floats at LIBOR plus a fixed margin. At December 31, 2014, IMTT has two interest rate swap contracts that fix the floating rates on these facilities. The interest rate swap related to the tax-exempt bond has a $215.0 million notional value that expires in June of 2017 and fixes the floating rate at 3.662%. The interest rate swap related to the revolving credit facility has a $200.0 million notional value that expires in March of 2017 and fixes the floating rate at 5.507%. The fair value of the interest rate swaps for current and non-current liabilities at the date of acquisition were $17.2 million and $25.6 million, respectively. The fair value of the interest rate swaps for current and non-current liabilities at December 31, 2014 were $16.9 million and $18.7 million, respectively.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Derivative Instruments and Hedging Activities  – (continued)

Under the AA Credit Agreement, Atlantic Aviation entered into a seven-year, $465.0 million senior secured first lien term loan facility credit agreement on May 31, 2013 and two incremental term loans of $50.0 million and $100.0 million on November 7, 2013 and January 22, 2014, respectively. The interest rate on these term loan facilities floats at LIBOR plus 2.50%, with a minimum LIBOR of 0.75%. Atlantic Aviation entered into amortizing interest rate swap contracts that is scheduled to equal the total principal balance outstanding on all of the term loan facilities until maturity on July 31, 2019, resulting in the principal balance on the term loans to be 100% hedged. These interest rate swap contracts effectively fix the interest rate on the term loans through the maturity of the interest rate swap contract. At December 31, 2014, the weighted average of the interest rate from the outstanding swaps under the AA Credit Agreement is effectively fixed at 4.63%.

During 2014, in conjunction with the acquisitions of the 2014 wind power generation facilities, the Company assumed $163.9 million in amortizing term loan debt that will mature in December of 2027. The interest rate on the outstanding debt balance floats at LIBOR plus a fixed margin. The floating rate has been fixed using amortizing interest rate swap contracts that are scheduled to equal the total principal balance outstanding on all of the term loan facilities until maturity in December of 2027, resulting in the principal balance on the term loans to be 100% hedged. All movements in the fair value of the interest rate swaps are recorded directly through earnings. At December 31, 2014, the weighted average of the interest rate from the outstanding swaps is effectively fixed at 5.822%.

Commodity Price Hedges

The risk associated with fluctuations in the prices Hawaii Gas pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. Hawaii Gas’s gross profit is sensitive to changes in propane supply costs and Hawaii Gas may not always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the business’ propane market price risk, Hawaii Gas had used and expects to continue to use over-the-counter commodity derivative instruments including price swaps. Hawaii Gas does not use commodity derivative instruments for speculative or trading purposes. Over-the-counter derivative commodity instruments utilized by Hawaii Gas to hedge forecasted purchases of propane are generally settled at expiration of the contract.

The Company measures derivative instruments at fair value using the income approach which discounts the future net cash settlements expected under the derivative contracts to a present value. These valuations utilize primarily observable (“level 2”) inputs, including contractual terms, interest rates and yield curves observable at commonly quoted intervals.

The Company’s fair value measurements of its derivative instruments and the related location of the assets and liabilities associated with the hedging instruments within the consolidated balance sheets at December 31, 2014 and December 31, 2013 were as follows ($ in thousands):

	Assets (Liabilities) at Fair Value(1)
	Derivative Contracts Not Designated as Hedging Instruments
Balance Sheet Location	December 31, 2014	December 31, 2013
Fair value of derivative instruments – current assets(2)	$—	$1
Fair value of derivative instruments – non-current assets(3)	584	6,880
Total interest rate derivative contracts – assets(2)(3)	$584	$6,881
Fair value of derivative instruments – current liabilities(3)(4)	$(32,111)	$(13,027)
Fair value of derivative instruments – non-current liabilities(3)	(27,724)	—
Total derivative contracts – liabilities(3)(4)	$(59,835)	$(13,027)

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Derivative Instruments and Hedging Activities  – (continued)

(1)	Fair value measurements at reporting date were made using significant other observable inputs (“level 2”).
(2)	Derivative contracts represent interest rate cap at December 31, 2013.
(3)	Derivative contracts represent interest rate swaps.
(4)	Derivative contracts include commodity hedges at December 31, 2014.

The Company’s hedging activities for the years ended December 31, 2014, 2013 and 2012 and the related location within the consolidated financial statements were as follows ($ in thousands):

	Derivatives Not Designated as Hedging Instruments
	Amount of Loss Recognized in Consolidated Statements of Operations for the Year Ended December 31,
Financial Statement Account	2014	2013	2012
Interest expense – Interest rate cap	$(1)	$(94)	$(252)
Interest expense – Interest rate swaps(1)	(21,311)	(7,389)	(21,379)
Other (expense) income, net – Commodity swaps	(2,541)	—	—
Total	$(23,853)	$(7,483)	$(21,631)

(1)	Interest expense for the years ended December 31, 2014, 2013 and 2012 includes $20.5 million, $6.0 million and $6.0 million, respectively, of derivative losses and $856,000, $1.4 million and $15.4 million, respectively, for amounts reclassified from accumulated other comprehensive loss for the interest rate swap contracts.

All of the Company’s derivative instruments are collateralized by the assets of the respective businesses.

10. Capital Leases

The Company leases certain equipment under capital leases. The following is a summary of the future minimum lease payments under capital leases, together with the present value of the minimum lease payments, as of December 31, 2014 ($ in thousands):

Capital Leases
2015	$2,221
2016	1,387
2017	919
2018	23
2019	—
Thereafter	—
Present value of minimum payments	4,550
Less: current portion	(2,221)
Long-term portion	$2,329

The net book value of equipment under capital leases at December 31, 2014 and 2013 was $8.3 million and $5.7 million, respectively.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Members’ Equity

LLC Interests, or Shares

The Company is authorized to issue 500,000,000 shares. Each outstanding share of the Company is entitled to one vote on any matter with respect to which holders of shares are entitled to vote.

Shelf Registration Statement and MIC Direct

On April 8, 2013, the Company filed an automatic shelf registration statement on Form S-3 (“shelf”) with the Securities and Exchange Commission to issue and sell an indeterminate amount of its shares and debt securities in one or more future offerings. Along with the shelf, the Company filed a prospectus supplement with respect to a dividend reinvestment/direct stock purchase program named “MIC Direct”. The prospectus supplement relates to the issuance of up to 1.0 million additional shares to participants in MIC Direct. At December 31, 2014, 994,734 shares remained unissued under MIC Direct. The Company may also choose to fill requests for reinvestment of dividends or share purchases through MIC Direct via open market purchases.

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

On July 15, 2014, the Company completed an underwritten public offering of 11,500,000 shares pursuant to the shelf. The net proceeds from the offering of $739.2 million were used to partially fund the IMTT Acquisition discussed in Note 4, “Acquisitions and Disposition”, and for general corporate purposes.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Members’ Equity  – (continued)

Accumulated Other Comprehensive Loss

The following represents the changes and balances to the components of accumulated other comprehensive loss for the years ended December 31, 2014, 2013 and 2012 ($ in thousands):

	Cash Flow Hedges, net of taxes(1)	Post-Retirement Benefit Plans, net of taxes(2)	Translation Adjustment, net of taxes(3)	Total Accumulated Other Comprehensive Loss, net of taxes	Noncontrolling Interests	Total Members’ Accumulated Other Comprehensive Loss, net of taxes
Balance at December 31, 2011	$(10,337)	$(18,911)	$410	$(28,838)	$1,426	$(27,412)
Reclassification of realized losses of derivatives into earnings	8,799	—	—	8,799	(737)	8,062
Change in post-retirement benefit plans	—	(1,555)	—	(1,555)	—	(1,555)
Translation adjustment	—	—	104	104	—	104
Balance at December 31, 2012	$(1,538)	$(20,466)	$514	$(21,490)	$689	$(20,801)
Reclassification of realized losses of derivatives into earnings	902	—	—	902	(431)	471
Change in post-retirement benefit plans	—	12,445	—	12,445	—	12,445
Translation adjustment	—	—	(560)	(560)	—	(560)
Balance at December 31, 2013	$(636)	$(8,021)	$(46)	$(8,703)	$258	$(8,445)
Reclassification of realized losses of derivatives into earnings	636	—	—	636	(258)	378
Change in post-retirement benefit plans	—	(10,816)	—	(10,816)	1,294	(9,522)
Translation adjustment	—	—	(4,813)	(4,813)	852	(3,961)
Balance at December 31, 2014	$—	$(18,837)	$(4,859)	$(23,696)	$2,146	$(21,550)

(1)	Reclassification of realized losses of derivatives is composed of (i) pre-tax derivative losses into interest expense of $856,000, $1.4 million and $15.4 million, respectively, and the related tax benefit of $340,000, $568,000 and $6.8 million, respectively, in the consolidated statements of operations; and (ii) pre-tax derivative losses of $185,000, $61,000 and $331,000, respectively, as an adjustment to investment in unconsolidated business, and an adjustment to deferred taxes of $65,000, $21,000 and $116,000, respectively, in the consolidated balance sheet for the years ended December 31, 2014, 2013 and 2012, respectively. For the year ended December 31, 2014, the Company wrote-off $162,000 for the amount related to the investment in unconsolidated business and related taxes of $57,000, previously accounted for under the equity method of accounting in conjunction with the IMTT Acquisition. This write-off is recorded in gain from acquisition/divestiture of businesses in the consolidated statement of operations. See Note 4, “Acquisitions and Disposition” for further discussions.
(2)	Change in post-retirement benefit plans is presented net of taxes of $6.9 million, $7.3 million and $1.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. For the year ended December 31, 2014, change in post-retirement benefit plans also includes a write-off of the remaining balance of $6.5 million and the related taxes of $2.3 million previously accounted for under the equity method of accounting in conjunction with the IMTT Acquisition. This write-off is recorded in gain from acquisition/divestiture of businesses in the consolidated statement of operations. See Note 4, “Acquisitions and Disposition” for further discussions.
(3)	Translation adjustment is presented net of taxes of $2.7 million, $302,000 and $56,000 for the years ended December 31, 2014, 2013 and 2012, respectively. For the year ended December 31, 2014,

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Members’ Equity  – (continued)

translation adjustment also includes a write-off of the remaining balance of $66,000 and the related taxes of $23,000 previously accounted for under the equity method of accounting in conjunction with the IMTT Acquisition. This write-off is recorded in gain from acquisition/divestiture of businesses in the consolidated statement of operations. See Note 4, “Acquisitions and Disposition” for further discussions.

Dividends

The Company’s Board of Directors have made or declared the following dividends during 2014, 2013 and 2012:

Declared	Period Covered	$ per Share	Record Date	Payable Date
February 17, 2015	Fourth quarter 2014	$1.02	March 2, 2015	March 5, 2015
October 27, 2014	Third quarter 2014	$0.98	November 10, 2014	November 13, 2014
July 3, 2014	Second quarter 2014	$0.95	August 11, 2014	August 14, 2014
April 28, 2014	First quarter 2014	$0.9375	May 12, 2014	May 15, 2014
February 18, 2014	Fourth quarter 2013	$0.9125	March 3, 2014	March 6, 2014
October 25, 2013	Third quarter 2013	$0.875	November 11, 2013	November 14, 2013
July 29, 2013	Second quarter 2013	$0.875	August 12, 2013	August 15, 2013
April 26, 2013	First quarter 2013	$0.6875	May 13, 2013	May 16, 2013
December 12, 2012	Fourth quarter 2012	$0.6875	December 24, 2012	December 28, 2012
October 29, 2012	Third quarter 2012	$0.6875	November 12, 2012	November 15, 2012
July 30, 2012	Second quarter 2012	$0.625	August 13, 2012	August 16, 2012
April 30, 2012	First quarter 2012	$0.20	May 14, 2012	May 17, 2012
February 1, 2012	Fourth quarter 2011	$0.20	March 5, 2012	March 8, 2012

The declaration and payment of any future dividends will be subject to a decision of the Company’s Board of Directors. The Board will take into account such matters as the state of the capital markets and general business conditions, the Company’s financial condition, results of operations, capital requirements, capital opportunities and any contractual, legal and regulatory restrictions on the payment of dividends by the Company to its shareholders or by its subsidiaries to the Company, and any other factors that it deems relevant, subject to maintaining a prudent level of reserves and without creating undue volatility in the amount of such dividends where possible. In particular, each of the Company’s businesses has debt commitments and restrictive covenants, which must be satisfied before any of them can make distributions to the Company. In addition, the Company’s senior secured credit facility contains restrictions on the Company’s ability to pay dividends. Although historically the Company has declared cash dividends on its shares, any or all of these factors could result in the modification of the dividend policy, or the reduction, modification or elimination of its dividend in the future.

The dividends paid have been recorded as a reduction to shares in the members’ equity section of the consolidated balance sheets.

Independent Director Equity Plan

In 2014, MIC adopted, and MIC’s stockholders approved, the 2014 Independent Directors Equity Plan (“2014 Plan”) to replace the 2004 Independent Directors Equity Plan, which expired in December of 2014. The purpose of this plan is to promote the long-term growth and financial success of the Company by attracting, motivating and retaining independent directors of outstanding ability. Only the Company’s independent directors may participate in the 2014 Plan. The only type of award that may be granted under the 2014 Plan is an award of director shares. Each share is an unsecured promise to transfer one share on the settlement date, subject to satisfaction of the applicable terms and conditions. The maximum number of shares available for issuance under the 2014 Plan is 300,000 shares. The aggregate grant date fair value of awards granted to an independent director during any single fiscal year (excluding awards made at the election of the independent director in lieu of all or a portion of annual and committee cash retainers) may not exceed

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Members’ Equity  – (continued)

$350,000. The 2014 Plan does not provide a formula for the determination of awards and the Compensation Committee will have the authority to determine the size of all awards under the 2014 Plan, subject to the limits on the number of shares that may be granted annually.

Since 2012, the Company has issued the following stock to the Board of Directors under the 2004 Plan:

Date of Grant	Stock Units Granted	Price of Stock Units Granted	Date of Vesting
May 31, 2012	18,208	$32.95	May 19, 2013
February 21, 2013	895	$44.55	May 19, 2013
May 20, 2013	12,910	$58.09	May 20, 2014
May 21, 2014	12,525	$59.89	(1)

(1)	Date of vesting will be the day immediately preceding the 2015 annual meeting of the Company’s shareholders.

12. Reportable Segments

At December 31, 2014, the Company’s businesses consist of four reportable segments: IMTT, Hawaii Gas, Atlantic Aviation and CP&E. Prior to July 16, 2014, the Company had a 50% investment in IMTT, which was accounted for under the equity method of accounting. Effective July 16, 2014, the date of the IMTT Acquisition, the Company consolidates the financial results of IMTT and IMTT became a reportable segment.

Financial information for IMTT’s business as a whole is presented below for periods prior to July 16, 2014, where the Company accounted for the investment in IMTT under the equity method of accounting ($ in thousands):

	As of, and for the
	Period From January 1, 2014 through July 15, 2014(1)	Year Ended December 31, 2013	Year Ended December 31, 2012
Revenue	$311,533	$513,902	$474,388
Net income	$57,496	$87,855	$74,278
Interest expense, net	16,375	24,572	35,244
Provision for income taxes	38,265	61,149	51,293
Depreciation and amortization	40,922	76,091	70,016
Casualty losses, net	—	6,700	—
Other non-cash expenses	4,366	12,122	855
EBITDA excluding non-cash items(2)	$157,424	$268,489	$231,686
Capital expenditures paid	$59,868	$149,723	$151,786
Property, equipment, land and leasehold improvements, net	1,289,245	1,273,692	1,216,199
Total assets	1,415,378	1,378,930	1,323,866

(1)	Amounts represent financial position of IMTT business prior to July 16, 2014, the date of the IMTT Acquisition.
(2)	EBITDA consists of earnings before interest, taxes, depreciation and amortization. Non-cash items that are excluded consist of impairments, derivative gains and losses and all other non-cash income and expense items.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Reportable Segments  – (continued)

All of the business segments are managed separately and management has chosen to organize the Company around the distinct products and services offered.

IMTT

IMTT provides bulk liquid terminal and handling services in North America through ten terminals located on the East, West, Gulf Coasts and the Great Lakes region of the United States and partially owned terminals in Quebec and Newfoundland, Canada. IMTT derives the majority of its revenue from storage and handling of petroleum products, various chemicals, renewable fuels, and vegetable and animal oils. Based on storage capacity, IMTT operates one of the larger third-party bulk liquid terminals businesses in the United States. Revenue from IMTT segment is included in service revenue.

Atlantic Aviation

The Atlantic Aviation business segment derives the majority of its revenues from fuel delivery services and from other airport services, including de-icing and aircraft hangarage. All of the revenue of Atlantic Aviation is generated at airports in the U.S., of which the Company currently operates 69 (68 at December 31, 2014). Revenue from Atlantic Aviation is included in service revenue.

CP&E

The CP&E business segment derives revenue from the contracted power generation, comprised of both solar and wind power generation facilities, and, through the date it was sold, the district energy business. Revenues from the contracted power generation businesses are included in product revenue. As of December 31, 2014, the Company has invested in five utility-scale solar photovoltaic power generation facilities and two wind power generation facilities located in the United States. These facilities have an aggregate generating capacity of 260 megawatts of wholesale electricity to utilities. These facilities sell substantially all of the electricity generated, subject to agreed upon pricing formulas, to electric utilities pursuant to long-term (typically 20 – 25 years) PPAs.

The contracted power generation businesses are held in LLCs, treated as partnerships for income tax purposes, with co investors. The acquisition price on these projects can vary depending on, among other things, factors such as the size of the project, PPA contract terms, eligibility for tax incentives, debt package, operating cost structure and development stage. A completed project takes out all of the construction risk, testing and costs associated with construction contracts.

The Company has certain rights to make decisions over the management and operations of the five solar power generation facilities and the two wind power generation facilities located in the U.S. The Company has determined that it is appropriate to consolidate these projects, with the co-investors’ interest reflected as “noncontrolling interest” in the consolidated financial statements.

Hawaii Gas

Revenue from Hawaii Gas is included in product revenue. Revenue is generated from the distribution and sales of synthetic natural gas, or SNG, and liquefied petroleum gas, or LPG. Revenue is primarily a function of the volume of SNG and LPG consumed by customers and the price per thermal unit or gallon charged to customers. Because both SNG and LPG are derived from petroleum, revenue levels, without organic growth, will generally track global oil prices.

Selected information by segment is presented in the following tables. The tables include financial data of IMTT since July 16, 2014, the date of the IMTT Acquisition, and the CP&E businesses since acquisition and through the sale of the district energy business.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Reportable Segments  – (continued)

Revenue from external customers for the Company’s consolidated reportable segments was as follows ($ in thousands):

	Year Ended December 31, 2014
	IMTT(1)	Hawaii Gas	Atlantic Aviation	Contracted Power and Energy	Total Reportable Segments
Service revenue	$255,934	$—	$779,261	$29,487	$1,064,682
Product revenue	—	264,621	—	19,779	284,400
Financing and equipment lease income	—	—	—	1,836	1,836
Total revenue	$255,934	$264,621	$779,261	$51,102	$1,350,918

(1)	Represents IMTT results subsequent to July 16, 2014, the date of the IMTT Acquisition.

	Year Ended December 31, 2013
	Hawaii Gas	Atlantic Aviation	Contracted Power and Energy	Total Reportable Segments
Service revenue	$—	$725,480	$44,880	$770,360
Product revenue	257,725	—	9,371	267,096
Financing and equipment lease income	—	—	3,563	3,563
Total revenue	$257,725	$725,480	$57,814	$1,041,019

	Year Ended December 31, 2012
	Hawaii Gas	Atlantic Aviation	Contracted Power and Energy	Total Reportable Segments
Service revenue	$—	$719,855	$48,762	$768,617
Product revenue	260,538	—	355	260,893
Financing and equipment lease income	—	—	4,536	4,536
Total revenue	$260,538	$719,855	$53,653	$1,034,046

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Reportable Segments  – (continued)

EBITDA excluding non-cash items for the Company’s consolidated reportable segments is shown in the tables below ($ in thousands). Allocations of corporate expenses, intercompany fees and the tax effect have been excluded as they are eliminated on consolidation.

	Year Ended December 31, 2014
	IMTT(1)	Hawaii Gas	Atlantic Aviation	Contracted Power and Energy	Total Reportable Segments
Net income (loss)	$34,650	$21,329	$36,964	$(1,771)	$91,172
Interest expense, net	10,864	7,091	40,618	8,606	67,179
Provision for income taxes	25,768	12,635	25,096	823	64,322
Depreciation(2)	47,475	7,945	28,264	19,132	102,816
Amortization of intangibles	5,091	1,247	35,514	843	42,695
Loss on extinguishment of debt	—	—	—	90	90
Loss on disposal of assets	—	—	1,216	—	1,216
Loss from customer contract termination	—	—	—	1,269	1,269
Other non-cash expense (income)	3,903	6,709	259	(6,269)	4,602
EBITDA excluding non-cash items	$127,751	$56,956	$167,931	$22,723	$375,361

(1)	Represents IMTT results subsequent to July 16, 2014, the date of the IMTT Acquisition.
(2)	Depreciation includes depreciation expense for the district energy business, a component of the CP&E segment prior to the Company’s divestiture of the business on August 21, 2014, which was reported in cost of services in the consolidated statements of operations.

	Year Ended December 31, 2013
	Hawaii Gas	Atlantic Aviation	Contracted Power and Energy	Total Reportable Segments
Net income	$22,316	$38,545	$611	$61,472
Interest expense, net	6,834	22,151	7,930	36,915
Provision for income taxes	14,995	25,218	827	41,040
Depreciation(1)	7,519	24,301	14,056	45,876
Amortization of intangibles	1,248	32,077	1,326	34,651
Loss on extinguishment of debt	—	2,434	—	2,434
Loss from customer contract termination	—	—	5,906	5,906
Loss on disposal of assets	—	106	—	106
Other non-cash expense (income)	2,116	5	(6,569)	(4,448)
EBITDA excluding non-cash items	$55,028	$144,837	$24,087	$223,952

(1)	Depreciation includes depreciation expense for the district energy business, a component of the CP&E segment prior to the Company’s divestiture of the business on August 21, 2014, which was reported in cost of services in the consolidated statements of operations.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Reportable Segments  – (continued)

	Year Ended December 31, 2012
	Hawaii Gas	Atlantic Aviation	Contracted Power and Energy	Total Reportable Segments
Net income	$20,620	$27,738	$1,078	$49,436
Interest expense, net	10,860	27,963	7,790	46,613
Provision for income taxes	13,904	21,340	930	36,174
Depreciation(1)	6,982	24,451	6,881	38,314
Amortization of intangibles	999	32,230	1,372	34,601
Gain on disposal of assets	—	(1,979)	—	(1,979)
Other non-cash expense (income)	2,940	(988)	(1,514)	438
EBITDA excluding non-cash items	$56,305	$130,755	$16,537	$203,597

(1)	Depreciation includes depreciation expense for the district energy business, a component of the CP&E segment prior to the Company’s divestiture of the business on August 21, 2014, which was reported in cost of services in the consolidated statements of operations.

Reconciliation of total reportable segments’ EBITDA excluding non-cash items to consolidated net income before income taxes are as follows ($ in thousands):

	Year Ended December 31,
	2014	2013	2012
Total reportable segments EBITDA excluding non-cash items(1)	$375,361	$223,952	$203,597
Interest income	112	204	222
Interest expense	(73,196)	(37,044)	(46,623)
Depreciation(2)	(102,816)	(45,876)	(38,314)
Amortization of intangibles	(42,695)	(34,651)	(34,601)
Loss on extinguishment of debt	(90)	(2,434)	—
Loss from customer contract termination	(1,269)	(5,906)	—
(Loss) gain on disposal of assets	(1,216)	(106)	1,979
Selling, general and administrative – corporate	(15,526)	(6,149)	(10,867)
Fees to manager	(168,182)	(85,367)	(89,227)
Gain from acquisition/divestiture of businesses	1,027,054	—	—
Equity in earnings and amortization charges of investees(1)	26,391	39,115	32,327
Other (expense) income, net	(9,019)	385	(1,957)
Total consolidated net income before income taxes	$1,014,909	$46,123	$16,536

(1)	For the year ended December 31, 2014, total reportable segments EBITDA excluding non-cash items includes the results of IMTT's EBITDA excluding non-cash items from July 16, 2014, the date of the IMTT Acquisition, through December 31, 2014. Prior to July 16, 2014, MIC accounted for its 50% investment in IMTT under the equity method of accounting. As such, MIC's 50% share of IMTT's net income (loss) were reported in equity in earnings and amortization charges of investees in the above table.
(2)	Depreciation includes depreciation expense for the district energy business, a component of the CP&E segment prior to the Company’s divestiture of the business on August 21, 2014, which was reported in cost of services in the consolidated statements of operations.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Reportable Segments  – (continued)

Capital expenditures for the Company’s reportable segments were as follows ($ in thousands):

	Year Ended December 31,
	2014	2013	2012
IMTT(1)	$47,376	$—	$—
Hawaii Gas	18,503	21,472	18,277
Atlantic Aviation	43,691	31,049	19,533
Contracted Power and Energy	14,376	58,687	1,478
Total	$123,946	$111,208	$39,288

(1)	Represents IMTT’s capital expenditures subsequent to July 16, 2014, the date of the IMTT Acquisition.

Property, equipment, land and leasehold improvements, goodwill and total assets for the Company’s reportable segments as of December 31st were as follows ($ in thousands):

	Property, Equipment, Land and Leasehold Improvements		Goodwill		Total Assets
	2014	2013	2014	2013	2014	2013
IMTT	$2,267,650	$—	$1,412,349	$—	$4,057,857	$—
Hawaii Gas	199,934	183,884	120,193	120,193	394,363	395,507
Atlantic Aviation	331,945	282,390	457,476	376,355	1,537,370	1,369,504
Contracted Power and Energy	563,056	387,895	6,241	17,946	618,199	505,275
Total	$3,362,585	$854,169	$1,996,259	$514,494	$6,607,789	$2,270,286

Reconciliation of reportable segments’ total assets to consolidated total assets ($ in thousands):

	As of December 31,
	2014	2013
Total assets of reportable segments	$6,607,789	$2,270,286
Investment in unconsolidated business	—	83,703
Corporate and other	17,399	146,876
Total consolidated assets	$6,625,188	$2,500,865

13. Related Party Transactions

Management Services

At December 31, 2014 and December 31, 2013, the Manager held 4,667,105 shares and 3,120,187 shares, respectively, of the Company. Pursuant to the terms of the management services agreement, or Management Agreement, the Manager may sell these shares at any time. As discussed in Note 11, “Members’ Equity”, as part of the Company’s equity offering completed in May of 2013, the Manager sold 3,182,625 of its shares and received proceeds of $178.2 million, net of underwriting fees and expenses. Under the Management Agreement, the Manager, at its option, may reinvest performance fees and base management fees in shares of the Company.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Related Party Transactions  – (continued)

Since January 1, 2012, the Company paid the Manager cash dividends on shares held for the following periods:

Declared	Period Covered	$ per Share	Record Date	Payable Date	Cash Paid to Manager (in thousands)
February 17, 2015	Fourth quarter 2014	$1.02	March 2, 2015	March 5, 2015	$(1)
October 27, 2014	Third quarter 2014	$0.98	November 10, 2014	November 13, 2014	$4,438
July 3, 2014	Second quarter 2014	$0.95	August 11, 2014	August 14, 2014	$3,402
April 28, 2014	First quarter 2014	$0.9375	May 12, 2014	May 15, 2014	$3,180
February 18, 2014	Fourth quarter 2013	$0.9125	March 3, 2014	March 6, 2014	$2,945
October 25, 2013	Third quarter 2013	$0.875	November 11, 2013	November 14, 2013	$2,442
July 29, 2013	Second quarter 2013	$0.875	August 12, 2013	August 15, 2013	$2,744
April 26, 2013	First quarter 2013	$0.6875	May 13, 2013	May 16, 2013	$1,872
December 12, 2012	Fourth quarter 2012	$0.6875	December 24, 2012	December 28, 2012	$3,768
October 29, 2012	Third quarter 2012	$0.6875	November 12, 2012	November 15, 2012	$3,290
July 30, 2012	Second quarter 2012	$0.625	August 13, 2012	August 16, 2012	$2,920
April 30, 2012	First quarter 2012	$0.20	May 14, 2012	May 17, 2012	$905
February 1, 2012	Fourth quarter 2011	$0.20	March 5, 2012	March 8, 2012	$878

(1)	The amount of dividend payable to the Manager for the fourth quarter of 2014 will be determined on March 2, 2015, the record date.

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

In accordance with the Management Agreement, the Manager is entitled to a monthly base management fee based primarily on the Company’s market capitalization, and potentially a quarterly performance fee, based on the performance of the Company’s stock relative to a U.S. utilities index. For the years ended December 31, 2014, 2013 and 2012, the Company incurred base management fees of $46.6 million, $32.0 million and $21.9 million, respectively. For the years ended December 31, 2014, 2013 and 2012, the Company incurred performance fees of $121.5 million, $53.4 million and $67.3 million, respectively. Consistent with the Management Services Agreement, the Manager elected to reinvest these fees in additional shares of the Company in all of the periods, except for the portion of the third quarter of 2014 performance fee. For the third quarter of 2014, the Board requested, and the Manager agreed, that $65.0 million of the performance fee be settled in cash using the proceeds from the sale of the district energy business in order to minimize dilution. The remainder of the fee of $51.6 million was reinvested in additional shares of MIC.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Related Party Transactions  – (continued)

The unpaid portion of the base management fees and performance fees, if any, at the end of each reporting period is included in due to manager-related party in the consolidated balance sheets. The following table shows the Manager’s election to reinvest its base management fees and performance fees, if any, in additional shares:

Period	Base Management Fee Amount ($ in thousands)	Performance Fee Amount ($ in thousands)	Shares Issued
2014 Activities:
Fourth quarter 2014	$14,192	$—	208,122	(1)
Third quarter 2014	13,915	116,586	947,583	(2)
Second quarter 2014	9,535	4,960	243,329
First quarter 2014	8,994	—	164,546
2013 Activities:
Fourth quarter 2013	$8,455	$—	155,943
Third quarter 2013	8,336	6,906	278,480
Second quarter 2013	8,053	24,440	603,936
First quarter 2013	7,135	22,042	522,638
2012 Activities:
Fourth quarter 2012	$6,299	$43,820	980,384
Third quarter 2012	5,844	23,509	695,068
Second quarter 2012	4,760	—	113,847
First quarter 2012	4,995	—	147,682

(1)	The Manager elected to reinvest the fourth quarter of 2014 base management fees in shares. The Company issued 208,122 shares, of which 69,771 shares were issued in January of 2015 for the December of 2014 base management fee.
(2)	Includes $51.6 million of the third quarter of 2014 performance fee that was reinvested in shares.

The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its base management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries, income taxes, audit and legal fees, acquisitions and dispositions and its compliance with applicable laws and regulations. During the years ended December 31, 2014, 2013 and 2012, the Manager charged the Company $571,000, $614,000 and $480,000, respectively, for reimbursement of out-of-pocket expenses. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in due to manager-related party in the consolidated balance sheets.

Second Amended and Restated Management Service Agreement

On September 30, 2013, Macquarie Infrastructure Company LLC entered into a Second Amended and Restated Management Services Agreement (the “Amended Agreement”), among the Company, Macquarie Infrastructure Company Inc. and the Manager. The amendments to the agreement revised the payment mechanics related to the base management fee payable by the Company to the Manager, and aligned the share price used to calculate the base management fee with the share price at which the Manager may reinvest the base management fee in shares. Effective October 1, 2013, pursuant to the Amended Agreement, base management fees are calculated and payable monthly rather than quarterly. In addition, the Manager has elected to invest its fees in shares, and can only change this election during an 18-trading day window following the Company’s earnings release. Any change would apply to fees paid thereafter. Accordingly,

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Related Party Transactions  – (continued)

shareholders would have notice of the Manager’s intent to receive fees in cash rather than reinvest before the change was effective. Performance fees continue to be calculated and, if generated, paid quarterly. No substantive changes to the formulas or methodology used to calculate the amount of the base management or performance fees that may be due to the Manager were made. The Amended Agreement also made certain non-substantive changes to eliminate parties and provisions that are no longer relevant.

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

In December of 2013 and May of 2013, the Company completed underwritten public offerings and sales of shares. In both offerings, MCUSA served as a joint book-running manager and an underwriter and received $2.6 million and $2.4 million, respectively, from the Company for such services.

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

In December of 2013, Atlantic Aviation entered into an equity bridge loan for $70.0 million, of which $35.0 million was provided by MIHI LLC, an entity within the Macquarie Group. The Company engaged MCUSA as Joint Bookrunner and Joint Lead Arranger. This equity bridge loan was never drawn by the business and subsequently cancelled. During the quarter ended March 31, 2014, Atlantic Aviation incurred and paid $88,000 in commitment fees to MCUSA related to this equity bridge loan.

MIC engaged MCUSA in connection with its ongoing initiative to bring Liquefied Natural Gas to the state of Hawaii. During the year ended December 31, 2013, the business incurred $132,000, of which $7,000 related to out-of-pocket expenses incurred in the first quarter of 2013, in fees to MCUSA for such services.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Related Party Transactions  – (continued)

The business incurred $50,000 in fees to MCUSA during the year ended December 31, 2012. No amounts were incurred during the year ended December 31, 2014.

During 2012, MIC engaged MCUSA as a Joint Bookrunner and Lead Placement Agent on the refinancing of a portion of Hawaii Gas’s long-term debt facilities. During the quarter ended September 30, 2012, MIC incurred and paid $100,000 in fees to MCUSA relating to the services provided.

Long-Term Debt

As discussed in Note 8, “Long-Term Debt”, Atlantic Aviation entered into a credit agreement on May 31, 2013. The credit agreement provides for a seven-year, $465.0 million senior secured first lien term loan facility and a five-year, $70.0 million senior secured first lien revolving credit facility. The $70.0 million revolving credit facility is provided by various financial institutions, including MBL which provides $15.7 million. At December 31, 2014 and 2013, the revolving credit facility remains undrawn. For the years ended December 31, 2014 and 2013, Atlantic Aviation incurred $107,000 and $65,000, respectively, in commitment and letters of credit fees related to MBL’s portion of the revolving credit facility.

In July of 2014, the Company entered into a credit agreement that provides a five-year, $250.0 million senior secured first lien revolving credit facility, of which $50.0 million is committed by MIHI LLC. Upon closing, the Company paid MIHI LLC $250,000 in fees. For the year ended December 31, 2014, the Company incurred $65,000 in commitment fees related to MIHI LLC’s portion of the revolving credit facility, of which $36,000 was payable at December 31, 2014.

Derivative Instruments and Hedging Activities

The Company had derivative instruments in place to fix the interest rate on certain outstanding variable rate term loan facilities. Prior to the refinancing of Hawaii Gas’s debt in August of 2012, Hawaii Gas had $160.0 million of its term loans hedged, of which MBL was providing the interest rate swaps for a notional amount of $48.0 million. The remainder of the swaps were from an unrelated third party. During 2012, up to the date of refinancing, Hawaii Gas made payments to MBL of $1.0 million in relation to these swaps.

On August 8, 2012, Hawaii Gas completed the refinancing of its long-term debt facilities. At the same time, Hawaii Gas paid off the outstanding balance on its interest rate swap totaling $8.7 million, of which $2.6 million was paid to MBL.

Other Transactions

Macquarie, through the Macquarie Insurance Facility (MIF), has an aggregated insurance buying program. By combining the insurance premiums of Macquarie owned and managed funds, MIF has been able to deliver very competitive terms to businesses that participate in the facility. MIF earns a commission from the insurers. No payments were made to MIF by the Company during the years ended December 31, 2014, 2013 and 2012. In February of 2015, the Company renewed its Directors and Officers liability insurance utilizing several of the MIF insurers.

Atlantic Aviation, Hawaii Gas, IMTT and CP&E purchase and renew property and casualty insurance coverage on an ongoing basis from insurance underwriters who then pay commissions to MIF. For the years ended December 31, 2014, 2013 and 2012, no payments were made directly to MIF for property and casualty insurance.

In July of 2014, in connection with the acquisition of the remaining interest of IMTT, the Company purchased insurance from an insurance underwriter who then paid commission to MIF. No payments were made directly to MIF for representations and warranties insurance.

Atlantic Aviation entered into a copiers lease agreement with Macquarie Equipment Finance, or MEF, an indirect subsidiary of Macquarie Group Limited. For the years ended December 31, 2014, 2013 and 2012, Atlantic Aviation incurred $23,000 in lease expense on these copiers. At December 31, 2013, Atlantic Aviation

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Related Party Transactions  – (continued)

had prepaid the January monthly payment to MEF for $2,000, which is included in prepaid expenses in the consolidated balance sheet for that period.

Hawaii Gas entered into licensing agreements with Utility Service Partners, Inc. and America’s Water Heater Rentals, LLC, both indirect subsidiaries of Macquarie Group Limited, to enable these entities to offer products and services to Hawaii Gas’s customer base. No payments were made under these arrangements during the years ended December 31, 2014, 2013 and 2012.

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

14. Income Taxes

The Company and its subsidiaries are subject to income taxes. The Company files a consolidated U.S. income tax return with its wholly-owned subsidiaries, including its allocated share of the taxable income from CP&E. The district energy business filed separate consolidated federal income tax return with its subsidiaries. IMTT will file a short period consolidated federal income tax return for the period ended July 15, 2014. The Company acquired the remaining 50% interest in IMTT on July 16, 2014. At that date, IMTT became part of the Company’s consolidated federal return group.

The Company included in its income the taxable portion of distributions received from its interests in IMTT up to the date of the acquisition. The taxable portion of these distributions generally qualify for the 80% dividends received deduction. The Company and its subsidiaries file separate and combined state income tax returns.

Components of the Company’s income tax (benefit) provision related to the income (loss) for the years ended December 31, 2014, 2013, and 2012 were as follows ($ in thousands):

	Year Ended December 31,
	2014	2013	2012
Current taxes:
Federal	$463	$150	$133
State	2,134	4,584	3,113
Total current tax provision	$2,597	$4,734	$3,246
Deferred taxes:
Federal	$(23,339)	$12,900	$1,505
State	(1,435)	(2,638)	(5,485)
Total deferred tax (benefit) provision	(24,774)	10,262	(3,980)
Change in valuation allowance	(2,197)	3,047	3,019
Total tax (benefit) provision	$(24,374)	$18,043	$2,285

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Income Taxes  – (continued)

In December of 2014, the Tax Increase Prevention Act of 2014 (the “2014 Tax Act”) was signed and became a law. The 2014 Tax Act retroactively extends several tax provisions applicable to corporations, including the extension of 50% bonus depreciation for certain assets placed in service in 2014. Other than the extension of the bonus depreciation provision, the Company does not expect the provisions of the 2014 Tax Act to have a material effect on its tax profile.

The tax effects of temporary differences give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013, are presented below ($ in thousands):

	At December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$111,616	$87,195
Lease transaction costs	—	774
Deferred revenue	7,158	2,398
Accrued compensation	13,347	7,559
Accrued expenses	28,299	1,304
Unrealized losses	19,523	2,550
Allowance for doubtful accounts	848	376
Other	4,361	3,652
Total gross deferred tax assets	185,152	105,808
Less: valuation allowance	(16,625)	(16,556)
Net deferred tax assets	$168,527	$89,252
Deferred tax liabilities:
Intangible assets	$(158,830)	$(156,822)
Investment basis difference	(17,972)	(30,345)
Property and equipment	(868,888)	(83,314)
Prepaid expenses	(1,533)	(2,293)
Total deferred tax liabilities	(1,047,223)	(272,774)
Net deferred tax liabilities	(878,696)	(183,522)
Less: current deferred tax asset	(25,412)	(6,197)
Noncurrent deferred tax liabilities	$(904,108)	$(189,719)

At December 31, 2014, the Company and its wholly owned subsidiaries had federal income tax net operating loss (“NOL”) carryforwards of approximately $250.7 million, which are available to offset future taxable income, if any, through 2034. The Company’s NOL balance begins to expire in 2024. Approximately $41.3 million of these NOLs may be limited, on an annual basis, due to the change of control for tax purposes of the respective subsidiaries in which such losses were incurred.

The Company incurred a federal consolidated taxable loss for the year ending December 31, 2014, which increased the NOL carryforward. The Company believes that it will be able to utilize all of its federal prior year NOLs. In connection with the IMTT Acquisition, the Company inherited federal and state NOLs of approximately $5.5 million, which had a valuation allowance of $2.3 million. As a result of planning and analysis that was completed during the fourth quarter of 2014, the Company now expects to be able to fully utilize the NOLs inherited from IMTT. Therefore, the Company decreased its valuation allowance by $2.3 million. In addition, the Company’s valuation allowance was impacted by an increase of $4.1 million related to certain state NOLs generated during 2014, which is substantially offset by the reversal of a valuation allowance of $4.0 million on certain federal and state NOLs that the Company now believes will be able to be utilized.

In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Income Taxes  – (continued)

is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

On July 16, 2014, the Company acquired the remaining 50% interest in IMTT and thereafter IMTT became part of the consolidated group. As such, any taxable income earned by IMTT for the short period ending December 31, 2014, and in future periods, is eligible to be offset by MIC’s NOL carryforwards, and any losses by IMTT will be added to MIC’s NOL carryforwards. For the short period ending December 31, 2014, IMTT expects a federal taxable loss of $35.6 million. On August 21, 2014, the Company sold its interest in the district energy business. This resulted in a taxable gain of $33.4 million, which will be offset by the Company’s NOL carryforwards.

As of December 31, 2014, the Company had approximately $904.1 million in noncurrent deferred tax liabilities. A significant portion of the Company’s deferred tax liabilities relates to tax basis temporary differences of both intangible assets and property and equipment. The Company records the acquisitions of consolidated businesses under the purchase method of accounting and accordingly recognizes a significant increase to the value of the intangible assets and to property and equipment. For tax purposes, the Company may assume the existing tax basis of the acquired businesses, in which case the Company records a deferred tax liability to reflect the increase in the purchase accounting basis of the assets acquired over the carryover income tax basis. This liability will reduce in future periods as these temporary differences reverse.

Income tax benefit was $24.4 million for the year ended December 31, 2014 compared with income tax provision of $18.0 million and $2.3 million for the years ended December 31, 2013 and 2012, respectively. These amounts are different from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following ($ in thousands):

	Year Ended December 31,
	2014	2013	2012
Tax provision at U.S. statutory rate	$355,218	$16,143	$5,788
Gain on remeasuring to fair value on previous 50% investment in IMTT	(331,848)	—	—
Gain on sale of district energy business	(15,924)	—	—
Permanent and other differences between book and federal taxable income	3,418	409	(949)
State income taxes, net of federal benefit	(2,111)	127	(2,613)
Income attributable to noncontrolling interest in joint ventures	1,970	962	(725)
District energy business taxable dividend income in excess of book income	—	—	785
IMTT book income in excess of taxable dividend, pre-acquisition	613	(9,336)	(6,897)
Federal dividends received deduction on IMTT and district energy business dividends, pre-acquisition or disposal	(8,029)	(3,483)	(4,162)
Change in book basis in excess of tax basis in IMTT, pre-acquisition	(25,484)	10,174	8,039
Change in valuation allowance	(2,197)	3,047	3,019
Total tax (benefit) provision	$(24,374)	$18,043	$2,285

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Income Taxes  – (continued)

Uncertain Tax Positions

The Company does not expect that the amount of unrecognized tax benefits will change in the next 12 months. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense in the statements of operations, which is consistent with the recognition of these items in prior reporting periods.

The federal statute of limitations on the assessment of additional income tax liabilities has lapsed for all returns filed for years ended on or before December 31, 2010. There are no ongoing examinations of the federal income tax returns of the Company or its consolidated subsidiaries. The various state statutes of limitations on the assessment of additional income taxes have lapsed on all returns filed for the years ended on or before December 31, 2009.

The amount of unrecognized tax benefits at December 31, 2014 and 2013 are not material.

15. Leases

The Company leases land, buildings, office space and certain office equipment under non-cancellable operating lease agreements that expire through April of 2057.

Future minimum rental commitments at December 31, 2014 are as follows ($ in thousands):

2015	$37,407
2016	34,710
2017	33,099
2018	31,679
2019	30,757
Thereafter	353,121
Total	$520,773

Rent expense under all operating leases for the years ended December 31, 2014, 2013 and 2012 was $38.5 million, $35.1 million and $34.9 million, respectively.

16. Employee Benefit Plans

401(k) Savings Plan

The Company’s wholly-owned subsidiaries each have a defined contribution plan under Section 401(k) of the Internal Revenue Code, allowing eligible employees to contribute a percentage of their annual compensation up to an annual amount as set by the IRS.

The employer contribution to these plans ranges from 0% to 6% of eligible compensation. For the years ended December 31, 2014, 2013 and 2012, contributions were $2.1 million, $1.4 million and $1.3 million, respectively, including IMTT from July 16, 2014 through December 31, 2014.

IMTT DB Plan

Except for a plan covering certain employees covered by a collective-bargaining agreement at certain terminals, substantially all employees of IMTT are eligible to participate in a defined benefit pension plan (“IMTT DB Plan”). Benefits under the IMTT DB Plan are based on years of service and the employees’ highest average compensation for a consecutive five year period. IMTT’s contributions to the plan are based on the recommendations of its consulting actuary.

Hawaii Gas Union Pension Plan

Hawaii Gas has a Defined Benefit Pension Plan for Classified Employees of GASCO, Inc. (“HG DB Plan”) that accrues benefits pursuant to the terms of a collective bargaining agreement. The plan was frozen

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Employee Benefit Plans  – (continued)

to new participants in 2008 in connection with an agreement to increase participant benefits over a three year period after which there will be no further increases to the flat rate as described herein. The HG DB Plan is non-contributory and covers all bargaining unit employees who have met certain service and age requirements. The benefits are based on a flat rate per year of service through the date of employment termination or retirement. Future contributions will be made to meet ERISA funding requirements. The HG DB Plan’s trustee handles the plan assets and, as an investment manager, invests them in a diversified portfolio of equity and fixed-income securities.

Other Plan Benefits

IMTT, Hawaii Gas and Atlantic Aviation have other insignificant plans that are comprised of the following. These plans are shown below collectively as “Other Plan Benefits”.

IMTT

IMTT is the sponsor of a defined benefit plan covering union employees at certain terminals (“IMTT Union Plan”). Monthly benefits under this plan are computed based on a benefit rate in effect at the date of the participant’s termination multiplied by the number of years of service. IMTT’s contributions to the plan are based on the recommendations of its consulting actuary.

IMTT provides post-retirement life insurance (coverage equal to 25% of final year compensation not to exceed $25,000) and health benefits (coverage for early retirees at least 62 years old on early retirement to age 65, reimbursement of Medicare premiums for the Bayonne terminal employees and some smaller health benefits no longer offered) to retired employees.

Hawaii Gas

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

Atlantic Aviation

Atlantic Aviation sponsors a retiree medical and life insurance plan available to certain employees. Currently, the plan is funded as required to pay benefits and the plan has no assets. The Company accounts for postretirement healthcare and life insurance benefits in accordance with ASC 715 Compensation —  Retirement Benefits, which requires the accrual of the cost of providing postretirement benefits during the active service period of the employee.

Additional information about the fair value of the benefit plan assets, the components of net periodic cost and the projected benefit obligation as of and for the years ended December 31, 2014 and 2013 are as follows ($ in thousands). IMTT plans are shown from July 16, 2014, the date of the acquisition.

	HG DB Plan Benefits		IMTT DB Plan Benefits	Other Plan Benefits
	2014	2013	2014	2014	2013
Change in benefit obligation:
Benefit obligation – beginning of year	$43,522	$48,191	$—	$2,798	$2,966
Benefit obligation – IMTT Acquisition	—	—	123,986	18,153	—
Service cost	716	884	2,799	409	52
Interest cost	1,988	1,787	2,530	480	100
Actuarial losses (gains)	8,281	(5,267)	14,787	1,395	(176)

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Employee Benefit Plans  – (continued)

	HG DB Plan Benefits		IMTT DB Plan Benefits	Other Plan Benefits
	2014	2013	2014	2014	2013
Benefits paid	(2,241)	(2,073)	(1,705)	(498)	(144)
Benefit obligation – end of year	$52,266	$43,522	$142,397	$22,737	$2,798
Change in plan assets:
Fair value of plan assets – beginning of year	$38,131	$31,778	$—	$—	$—
Fair value of plan assets – IMTT Acquisition	—	—	85,462	5,703	—
Actual return on plan assets	2,625	5,276	1,993	173	—
Employer/participant contributions	6,960	3,150	17,340	3,090	144
Benefits paid	(2,241)	(2,073)	(1,705)	(498)	(144)
Fair value of plan assets – end of year	$45,475	$38,131	$103,090	$8,468	$—

During 2014, Hawaii Gas made contributions of $7.0 million to the HG DB Plan. The business is not expected to make contributions in 2015 and annually for at least two years as the business made a voluntary contribution payment of $5.0 million during the third quarter of 2014. During the third quarter of 2014, IMTT made a voluntary contribution payment of $20.0 million to the IMTT DB Plan and the IMTT Union Plan and is not expected to make contributions in 2015 and annually for at least five years. The annual amount of contributions will be dependent upon a number of factors such as market conditions and changes to regulations.

The funded status at December 31, 2014 and 2013, are presented in the following table ($ in thousands):

	HG DB Plan Benefits		IMTT DB Plan Benefits	Other Plan Benefits
	2014	2013	2014	2014	2013
Funded status
Funded status at end of year	$(6,791)	$(5,391)	$(39,307)	$(14,269)	$(2,798)
Net amount recognized in balance sheet(1)	$(6,791)	$(5,391)	$(39,307)	$(14,269)	$(2,798)
Amounts recognized in balance sheet consisting of:
Noncurrent assets	$—	$—	$—	$146	$—
Current liabilities	—	—	—	(786)	(227)
Noncurrent liabilities	(6,791)	(5,391)	(39,307)	(13,629)	(2,571)
Net amount recognized in balance sheet	$(6,791)	$(5,391)	$(39,307)	$(14,269)	$(2,798)

(1)	Generally accepted accounting principles require measurement of defined benefit pension liabilities utilizing current discount rates. Statutory funding formulas permit measurement of defined benefit pension liabilities utilizing discount rates based on a 25-year average of those rates, which more closely matches the expected payout period for those liabilities. The IMTT and Hawaii Gas defined benefit pension plans both exceed 100% of the statutory funding target as of December 31, 2014.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Employee Benefit Plans  – (continued)

	HG DB Plan Benefits		IMTT DB Plan Benefits	Other Plan Benefits
	2014	2013	2014	2014	2013
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss:
Prior service credit	$—	$—	$78	$5	$—
Accumulated loss	(13,313)	(5,510)	(15,265)	(1,945)	(600)
Accumulated other comprehensive loss	(13,313)	(5,510)	(15,187)	(1,940)	(600)
Net periodic benefit cost in excess of cumulative employer contributions	6,522	119	(24,120)	(12,329)	(2,198)
Net amount recognized in balance sheet	$(6,791)	$(5,391)	$(39,307)	$(14,269)	$(2,798)

The components of net periodic benefit cost and other changes in other comprehensive loss (income) for the plans are shown below ($ in thousands):

	HG DB Plan Benefits		IMTT DB Plan Benefits	Other Plan Benefits
	2014	2013	2014	2014	2013
Components of net periodic benefit cost:
Service cost	$716	$884	$2,799	$409	$52
Interest cost	1,988	1,787	2,530	480	100
Expected return on plan assets	(2,268)	(1,825)	(3,049)	(183)	—
Recognized actuarial loss	122	1,093	579	200	83
Amortization of prior service credit	—	—	78	5	—
Net periodic benefit cost	$558	$1,939	$2,937	$911	$235
Other changes recognized in other comprehensive loss (income):
Net loss (gain) arising during the year	$7,925	$(8,718)	$15,844	$1,406	$(176)
Amortization of prior service credit	—	—	(78)	(5)	—
Amortization of loss	(122)	(1,093)	(579)	(200)	(83)
Total recognized in other comprehensive loss (income)	$7,803	$(9,811)	$15,187	$1,201	$(259)

	HG DB Plan Benefits		IMTT DB Plan Benefits	Other Plan Benefits
	2014	2013	2014	2014	2013
Estimated amounts that will be amortized from accumulated other comprehensive loss over the next year:
Amortization of prior service cost	$—	$—	$65	$10	$—
Amortization of net loss	883	122	2,310	479	49

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Employee Benefit Plans  – (continued)

	HG DB Plan Benefits		IMTT DB Plan Benefits	Other Plan Benefits
	2014	2013	2014	2014		2013
Weighted average assumptions to determine benefit obligations:
Discount rate	3.90%	4.70%	4.25%	3.45% to 4.15%		4.40%
Rate of compensation increase	N/A	N/A	4.57%	4.57	%(1)	N/A
Measurement date	December 31	December 31	December 31	December 31		December 31
Weighted average assumptions to determine net cost:
Discount rate	4.70%	3.80%	4.55%	4.20% to 4.45%		3.50%
Expected long-term rate of return on plan assets during fiscal year	5.90%	5.65%	7.00%	7.00	%(2)	N/A
Rate of compensation increase	N/A	N/A	4.57%	4.57	%(1)	N/A
Assumed healthcare cost trend rates:
Initial health care cost trend rate				7.75% to 7.80%		8.10%
Ultimate rate				4.50% to 5.00%		4.50%
Year ultimate rate is reached				2025 to 2028		2028

(1)	Only applies to IMTT post-retirement life insurance plan.
(2)	Only applies to IMTT Union Plan.

Pension asset investment decisions are made with assistance of an outside paid advisor to achieve the multiple goals of high rate of return, diversification and safety. The business has instructed the trustee, the investment manager, to maintain the allocation of the defined benefit plans’ assets between equity mutual fund securities and fixed income mutual fund securities within the pre-approved parameters set by the management. The weighted average asset allocation at December 31, 2014 and 2013 was:

	HG DB Plan Benefits		IMTT DB Plan Benefits	Other Plan Benefits
	2014	2013	2014	2014
Equity instruments	64%	65%	59%	59%
Fixed income securities	33%	33%	38%	38%
Cash	3%	2%	3%	3%
Total	100%	100%	100%	100%

The expected returns on plan assets were estimated based on the allocation of assets and management’s expectations regarding future performance of the investments held in the investment portfolios. The asset allocations as of December 31, 2014 measurement date were as follows ($ in thousands):

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Employee Benefit Plans  – (continued)

	Fair Value Measurements at December 31, 2014 Pension Benefits – Plan Assets
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category:
Cash and money market	$4,638	$4,638	$—	$—
Equity securities:
Domestic Equities	72,882	72,882	—	—
International Equities	22,204	22,204	—	—
Fixed income securities:
Domestic Fixed Income	56,284	56,284	—	—
International Fixed Income	1,025	1,025	—	—
Total	$157,033	$157,033	$—	$—

The estimated future benefit payments for the next ten years are as follows ($ in thousands):

	HG DB Plan Benefits	IMTT DB Plan Benefits	Other Plan Benefits	Total
2015	$2,566	$3,997	$1,003	$7,566
2016	2,688	3,830	1,116	7,634
2017	2,787	4,618	1,203	8,608
2018	2,865	4,950	1,291	9,106
2019	2,907	5,882	1,374	10,163
Thereafter	15,118	36,127	7,290	58,535
Total	$28,931	$59,404	$13,277	$101,612

17. Legal Proceedings and Contingencies

The subsidiaries of MIC Inc. are subject to legal proceedings arising in the ordinary course of business. In management’s opinion, the Company has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions, and does not believe the outcome of any pending legal proceedings will be material to the Company’s financial position or result of operations.

The Bayonne, New Jersey terminal, portions of which have been acquired and aggregated over a 30-year period, contain pervasive remediation requirements that were assumed at the time of purchase from the various former owners. One former owner retained environmental remediation responsibilities for a purchased site as well as sharing other remediation costs. These remediation requirements are documented in two memoranda of agreement and an administrative consent order with the State of New Jersey. Remediation efforts entail removal of free product, soil treatment, repair/replacement of sewer systems, and the implementation of containment and monitoring systems. These remediation activities are estimated to span a period of ten to twenty or more years at a cost ranging from $30.0 million to $55.0 million. The remediation activities at the terminal are estimated based on currently available information, in undiscounted U.S. dollars and is inherently subject to relatively large fluctuation.

Except as noted above, there are no material legal proceedings pending other than ordinary routine litigation incidental to the Company’s businesses.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Subsequent Events

Dividend

On February 17, 2015, the Board of Directors declared a dividend of $1.02 per share for the quarter ended December 31, 2014, which is expected to be paid on March 5, 2015 to holders of record on March 2, 2015.

CP&E — Bayonne Energy Center (or “BEC”) Acquisition

On January 28, 2015, the Company signed a Purchase and Sale Agreement for the purchase of 100% of the interest in BEC for a purchase price of $720.0 million, which consists of approximately $210.0 million in cash and the assumption of approximately $510.0 million of debt, excluding transaction costs. BEC is a 512 megawatts natural gas-fired power generating facility located in Bayonne, New Jersey, adjacent to IMTT’s Bayonne facility. BEC has tolling agreements with a creditworthy off-taker for 62.5% of its energy generating capacity to the New York City power market via a dedicated marine transmission cable under New York Harbor. The tolling agreements have a weighted average remaining life of approximately 13 years. The Company expects the transaction to close during the first half of 2015, subject to customary regulatory approvals and closing conditions.

FBO Acquisition

On January 26, 2015, Atlantic Aviation completed the acquisition of the assets and liabilities of the Showalter Flying Service FBO at Orlando Executive Airport for $12.2 million. The transaction increases the number of FBOs in the Atlantic Aviation network to 69.

19. Quarterly Data (Unaudited)

The data shown below relates to the Company’s operations and includes all adjustments which the Company considers necessary for a fair presentation of such amounts ($ in thousands).

Quarter ended	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2014
Revenue(1)	$276,195	$280,943	$388,638	$405,142
Operating income (loss)(1)	27,625	20,768	(74,267)	60,181
Net income attributable to MIC LLC(1)(2)	20,366	9,700	990,993	20,969
Per share information attributable to MIC LLC shareholders:
Net income per share – basic	$0.36	$0.17	$14.57	$0.30
Net income per share – diluted(3)	0.36	0.17	13.87	0.30
Cash dividends declared per share	$0.9375	$0.95	$0.98	$1.02
2013
Revenue	$264,206	$252,567	$263,719	$260,527
Operating income (loss)	8,348	(2,862)	20,401	19,752
Net income (loss) attributable to MIC LLC	5,871	(848)	10,407	15,824
Per share information attributable to MIC LLC shareholders:
Net income (loss) per share – basic	$0.12	$(0.02)	$0.20	$0.29
Net income (loss) per share – diluted	0.12	(0.02)	0.20	0.29
Cash dividends declared per share	$0.6875	$0.875	$0.875	$0.9125

(1)	Includes 100% of the results of IMTT subsequent to the IMTT Acquisition on July 16, 2014.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Quarterly Data (Unaudited)  – (continued)

(2)	Includes gain from acquisition/divestiture of businesses totaling $1.0 billion from the IMTT Acquisition and the sale of the Company’s interest in the district energy business. See Note 4, “Acquisitions and Disposition” for further discussion.
(3)	Diluted net income per share assumes that the convertible senior notes were fully converted into shares on the date they were issued. See Note 3, “Income per Share” for further discussions.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2014. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Management used the framework set forth in the report entitled “Internal Control-Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission 1992 (referred to as “COSO”) to evaluate the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In conducting this evaluation, management did not include an assessment of internal control over financial reporting at IMTT. As previously disclosed, in July of 2014, the Company completed the acquisition of the remaining 50% interest in IMTT that the Company did not previously own and consolidated the financial results of IMTT effective as of such date. Prior to the acquisition, the Company had a 50% investment in IMTT, which was accounted for under the equity method, and did not directly manage the day to day operations of IMTT. IMTT accounted for approximately $4.1 billion of total assets and $255.9 million of total revenue as of and for the year ended December 31, 2014. As a result of its evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014 based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their report appearing on page 151, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.

(c) Attestation Report of Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Macquarie Infrastructure Company LLC:

We have audited Macquarie Infrastructure Company LLC’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Macquarie Infrastructure Company LLC’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Macquarie Infrastructure Company LLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Macquarie Infrastructure Company LLC acquired IMTT Holdings Inc. during 2014, and management excluded from its assessment of the effectiveness of Macquarie Infrastructure Company LLC’s internal control over financial reporting as of December 31, 2014, IMTT Holdings Inc.’s internal control over financial reporting associated with total assets of $4.1 billion and total revenues of $255.9 million included in the consolidated financial statements of Macquarie Infrastructure Company LLC as of and for the year ended

December 31, 2014. Our audit of internal control over financial reporting of Macquarie Infrastructure Company LLC also excluded an evaluation of the internal control over financial reporting of IMTT Holdings Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Macquarie Infrastructure Company LLC and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 18, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Dallas, Texas
February 18, 2015

(d) Changes in Internal Control Over Financial Reporting

The Company is evaluating changes to processes, information technology systems and other components of internal controls over financial reporting as part of its ongoing integration activities of IMTT, and as a result, controls will be periodically changed. No other change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) was identified in connection with the evaluation described in (b) above during the fiscal quarter ended December 31, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company will furnish to the Securities and Exchange Commission a definitive proxy statement not later than 120 days after the end of the fiscal year ended December 31, 2014.

The information required by this Item 10 is included under the captions “Election of Directors”, “Governance Information” and “Section 16(A) Beneficial Ownership Reporting Compliance” in our proxy statement for our 2015 annual meeting of shareholders and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is included under the captions “Director Compensation”, “Compensation Discussion and Analysis”, “Executive Compensation”, “Governance Information” and “Compensation Committee Report” in our proxy statement for our 2015 annual meeting of shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The table below sets forth information with respect to shares authorized for issuance as of December 31, 2014:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Under Column (a)) (c)
Equity compensation plans approved by securityholders(1)	12,525	$—		(1)
Equity compensation plans not approved by securityholders	—	—	—
Total	12,525	$—		(1)

(1)	Information in columns (a) and (b) represents number of shares issuable upon the vesting of director stock units pursuant to our 2004 Independent Directors’ Equity Plan, which was approved and became effective in December of 2004. Under the plan, each independent director elected at our annual meeting of shareholders is entitled to receive a number of director stock units equal to $150,000 divided by the average closing sale price of the stock during the 10-day period immediately preceding our annual meeting. The units vest on the day prior to the following year’s annual meeting. We granted 2,505 restricted stock units to each of our independent directors elected at our 2014 annual shareholders’ meeting based on the average closing price per share over a 10-day period of $59.89. We have 387,488 shares reserved for future issuance under the plan. In 2014, MIC adopted, and MIC’s stockholders approved, the 2014 Independent Directors Equity Plan to replace the 2004 Independent Directors Equity Plan, which expired in December of 2014. Only the Company’s independent directors may participate in the 2014 Plan. The only type of award that may be granted under the 2014 Plan is an award of director shares. Each share is an unsecured promise to transfer one share on the settlement date, subject to satisfaction of the applicable terms and conditions. The maximum number of shares available for issuance under the 2014 Plan is 300,000 shares. The aggregate grant date fair value of awards granted to an independent director during any single fiscal year (excluding awards made at the election of the independent director in lieu of all or a portion of annual and committee cash retainers) may not exceed $350,000. The 2014 Plan does not provide a formula for the determination of awards and the Compensation Committee will have the authority to determine the size of all awards under 2014 Plan, subject to the limits on the number of shares that may be granted annually.

The remaining information required by this Item 12 is included under the caption “Share Ownership of Directors, Executive Officers and Principal Shareholders” in our proxy statement for our 2015 annual meeting of shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
DIRECTOR INDEPENDENCE

The information required by this Item 13 is included under the caption “Certain Relationships and Related Party Transactions” and “Governance Information” in our proxy statement for our 2015 annual meeting of shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included under the caption “Ratification of Selection of Independent Auditor” in our proxy statement for our 2015 annual meeting of shareholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The consolidated financial statements in Part II, Item 8, and schedule listed in the accompanying exhibit index are filed as part of this report.

Exhibits

The exhibits listed on the accompanying exhibit index are filed as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Macquarie Infrastructure Company LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 18, 2015.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Macquarie Infrastructure Company LLC and in the capacities indicated on the 18th day of February 2015.

Signature	Title
/s/ James Hooke James Hooke	Chief Executive Officer (Principal Executive Officer)
/s/ Todd Weintraub Todd Weintraub	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ Martin Stanley Martin Stanley	Chairman of the Board of Directors
/s/ Norman H. Brown, Jr. Norman H. Brown, Jr.	Director
/s/ George W. Carmany III George W. Carmany III	Director
/s/ William H. Webb William H. Webb	Director
/s/ Henry E. Lentz Henry E. Lentz	Director
/s/ Ouma Sananikone Ouma Sananikone	Director

EXHIBIT INDEX

2.1*	Stock Purchase Agreement, dated July 7, 2014, by and among Macquarie Terminal Holdings LLC, MCT Holdings LLC, Macquarie Infrastructure Company LLC, IMTT Holdings Inc. and The Voting Trust of IMTT Holdings Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2014).
3.1	Third Amended and Restated Operating Agreement of Macquarie Infrastructure Company LLC (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2007 (the “June 22, 2007 8-K”))
3.2	Amended and Restated Certificate of Formation of Macquarie Infrastructure Assets LLC (incorporated by reference to Exhibit 3.8 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-116244) (“Amendment No. 2”) 3.3
4.1	Specimen certificate evidencing LLC interests of Macquarie Infrastructure Company LLC (incorporated by reference to Exhibit 4.1 of the Registrant’s 2009 Annual Report on Form 10-K)
4.2	Senior Debt Securities Indenture, dated as of July 15, 2014, by and among Macquarie Infrastructure Company LLC and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 18, 2014)
4.3	First Supplemental Indenture, dated as of July 15, 2014, by and among Macquarie Infrastructure Company LLC and Wells Fargo Bank, National Association, as Trustee (including the form of 2.875% Convertible Senior Notes due 2019) (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 18, 2014)
10.1	Second Amended and Restated Management Services Agreement, dated as of September 30, 2013, among Macquarie Infrastructure Company LLC, Macquarie Infrastructure Company Inc. and Macquarie Infrastructure Management (USA) Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on October 7, 2013)
10.2	Registration Rights Agreement among Macquarie Infrastructure Company Trust, Macquarie Infrastructure Company LLC and Macquarie Infrastructure Management (USA) Inc., dated as of December 21, 2004 (incorporated by reference to Exhibit 99.4 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 27, 2004)
10.3**	Macquarie Infrastructure Company LLC — Independent Directors Equity Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)
10.4	Credit Agreement, dated as of May 31, 2013, among Atlantic Aviation FBO Holdings LLC, Atlantic Aviation FBO Inc., Barclays Bank Plc, as Administrative Agent and Collateral Agent, Wells Fargo Securities, LLC, as Documentation Agent, Macquarie Capital (USA) Inc., as Syndication Agent, Barclays Bank Plc, Macquarie Capital (USA) Inc. and Wells Fargo Securities, LLC, as Joint Bookrunners and Joint Lead Arrangers, and the several lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for quarter ended June 30, 2013 (the “June 2013 Quarterly Report”)
10.5*	Incremental Joinder Agreement, dated as of November 7, 2013, among Atlantic Aviation FBO Inc. and Barclays Bank Plc, as Administrative Agent and initial lender.
10.6*	Incremental Joinder Agreement and Amendment, dated as of January 22, 2014, among Atlantic Aviation FBO Inc. and Barclays Bank Plc, as Administrative Agent and initial lender.
10.7	Guarantee and Collateral Agreement, dated as of May 31, 2013, among Atlantic Aviation FBO Holdings LLC, Atlantic Aviation FBO Inc., the grantors party thereto and Barclays Bank PLC as Collateral Agent (incorporated by reference to Exhibit 10.2 to the June 2013 Quarterly Report)
10.8	Loan Agreement, dated as of December 1, 2010 between Louisiana Public Facilities Authority, as issuer, IMTT Finco, LLC., and Wells Fargo Bank National Association, as trustee (incorporated by reference to Exhibit 10.27 of the Registrant’s 2010 Annual Report on Form 10-K)

10.9	Loan Agreement, dated as of November 1, 2010 between Louisiana Public Facilities Authority, as issuer, IMTT Finco, LLC., and Wells Fargo Bank National Association, as trustee (incorporated by reference to Exhibit 10.28 of the Registrant’s 2010 Annual Report on Form 10-K)
10.10	Loan Agreement, dated as of August 1, 2010 between Louisiana Public Facilities Authority, as issuer, IMTT Finco, LLC., and US Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2010)
10.11	Second Amendment to Revolving Credit Agreement, dated as of June 18, 2010, by and among International-Matex Tank Terminals and IMTT-Bayonne as US Borrowers, IMTT-QUEBEC INC. IMTT and IMTT-NTL, LTD., as Canadian Borrowers, the several banks and other financial institutions, party and hereto, as Lenders, SunTrust Bank, in its capacity as administrative agent for the Lenders, the US issuing bank, as swingline lender, and Royal Bank of Canada, as Canadian funding agent for the Canadian Lenders and as the Canadian issuing bank and the Amended and Restated Revolving Credit Agreement, dated June 18, 2010, among the several banks and other financial institutions party thereto, Suntrust Robinson Humphrey, Inc. and Regions Capital Markets, as Joint Lead Arrangers and the U.S. Borrowers and Canadian Borrowers (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 10-Q for the quarter ended June 30, 2010)
10.12	Revolving Credit Agreement, dated as of February 15, 2013, among International-Matex Tank Terminals and IMTT Bayonne as US Borrowers, IMTT-Quebec Inc. and IMTT-NTL, Ltd. as Canadian Borrowers, the lenders party thereto, Regions Bank, Wells Fargo Bank, N.A. and Compass Bank as Co-Syndication Agents, Bank of America, N.A. and Branch Banking & Trust Co. as Co-Managing Agents and SunTrust Bank as Administrative Agent (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 10-K Report”)
10.13	Amended and Restated Guaranty and Credit Agreement, dated February 15, 2013, among IMTT-Finco, LLC, International-Matex Tank Terminals, IMTT-Bayonne, IMTT-Virginia, IMTT-Gretna, IMTT-BC, IMTT — Pipeline, IMTT-BX, IMTT-Richmond-CA, IMTT-Illinois, IMTT-Petroleum Management, IMTT-Geismar, Oil Mop, L.L.C., St. Rose Nursery, Inc., East Jersey Railroad and Terminal Company, Bayonne Industries, Inc., IMTT-Quebec Inc. and IMTT-NTL, Ltd., the lenders party thereto, Branch Banking and Trust Company, as Administrative Agent and BB&T Capital Markets, as Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.29 to the 2012 10-K Report
10.14	Note Purchase Agreement, dated as of August 8, 2012, among The Gas Company, LLC and the purchasers named therein, with respect to the issuance of 4.22% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the “September 2012 Quarterly Report”))
10.15	Credit Agreement, dated as of August 8, 2012, by and among HGC Holdings LLC, as Borrower, the lenders named therein, Wells Fargo Bank, National Association, as Administrative Agent and Wells Fargo Securities, LLC as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.2 of the Registrant’s September 2012 Quarterly Report)
10.16	Credit Agreement, dated as of August 8, 2012, by and among The Gas Company, LLC, as Borrower, the lenders named therein, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and Wells Fargo Securities, LLC as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.3 of the Registrant’s September 2012 Quarterly Report)
10.17	Registration Rights Agreement, dated July 7, 2014, by Macquarie Infrastructure Company LLC and The Voting Trust of IMTT Holdings Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2014)

10.18	Credit Agreement, dated July 7, 2014, by and among Macquarie Infrastructure Company LLC, as borrower, Macquarie Infrastructure Company Inc., as guarantor, J.P. Morgan Chase Bank, N.A., as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2014)
10.19**	Macquarie Infrastructure Company LLC 2014 Independent Directors Equity Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on April 4, 2014).
21.1***	Subsidiaries of the Registrant
23.1***	Consent of KPMG LLP
23.2***	Consent of KPMG LLP (IMTT)
24.1***	Powers of Attorney (included in signature pages)
31.1***	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2***	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1****	Section 1350 Certification of Chief Executive Officer
32.2****	Section 1350 Certification of Chief Financial Officer
99.1***	Consolidated Financial Statements for IMTT Holdings Inc., for the Period Ended July 15, 2014 (Unaudited)
99.2***	Consolidated Financial Statements for IMTT Holdings Inc., for the years Ended December 31, 2013 and December 31, 2012
101.0***	The following materials from the Annual Report on Form 10-K of Macquarie Infrastructure Company LLC for the year ended December 31, 2014, filed on February 18, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statements of Members’ Equity for the years ended December 31, 2014, 2013 and 2012, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012 and (vi) the Notes to Consolidated Financial Statements.

*	Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to the Stock Purchase Agreement have been omitted. Macquarie Infrastructure Company LLC agrees to provide a copy of any such omitted schedule to the SEC upon request.
**	Management contract, compensatory plan or arrangement.
***	Filed herewith.
****	A signed original of this written statement required by Section 906 has been provided to Macquarie Infrastructure Company LLC and will be retained by Macquarie Infrastructure Company LLC and furnished to the Securities and Exchange Commission or its staff upon request.