Form 10-Q
period 2015-03-31
Macquarie Infrastructure Co LLC
filed 2015-05-04
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

There were 79,338,386 LLC interests, or shares, without par value outstanding at May 1, 2015.

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

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, this quarterly report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements may appear throughout this Quarterly Report, including without limitation, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. We use words such as “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will,” “should,” “estimate,” “potential,” “project” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to the risks identified in our Annual Report on the Form 10-K for the year ended December 31, 2014, and in other reports we file from time to time with the Securities and Exchange Commission (the “SEC”).

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

We own, operate and invest in a diversified group of infrastructure businesses that provide services to businesses and individuals primarily in the U.S. The businesses we own and operate include:

•	International-Matex Tank Terminals (“IMTT”): a bulk liquid terminals business that provides bulk liquid storage, handling and other services at ten marine terminals in the United States and two in Canada and is one of the larger participants in this industry in the U.S., based on storage capacity;
•	Atlantic Aviation: a network of aviation fixed-base operations (“FBOs”) that provide fuel, terminal, aircraft hangaring and other services primarily to owners and operators of general aviation (“GA”) aircraft at 69 airports in the U.S.;
•	Contracted Power and Energy (“CP&E”) Segment: controlling interests in solar, wind and gas-fired power generation facilities in the U.S.; and
•	Hawaii Gas: a gas energy company processing and distributing gas and providing related services in Hawaii.

Our businesses generally operate in sectors of infrastructure with barriers to entry including high initial development and construction costs, long-term contracts or the requirement to obtain government approvals and a lack of immediate cost-effective alternatives to the services provided. Overall they tend to generate sustainable, stable and growing cash flows over the long term.

Our board of directors has approved a plan of conversion providing for the conversion of the Company from a Delaware limited liability company to Macquarie Infrastructure Corporation, a Delaware corporation (“MIC Corp.”), pursuant to which each of our outstanding LLC interests, or shares, will convert into one share of common stock of MIC Corp. (the “Conversion”). Our business, management and financial condition will be the same before and after the Conversion. Our board of directors has also approved a proposal to authorize 100,000,000 shares of preferred stock that may be issued from time to time, conditioned on consummation of the Conversion (the “Preferred Stock Proposal”). The Conversion and the Preferred Stock Proposal each require the approval of the holders of our shares, and there can be no assurance that the Conversion or the Preferred Stock Proposal will be consummated.

Overview

In analyzing the financial condition and results of operations of our businesses, we focus primarily on cash generation and our ability to distribute cash to shareholders in particular. The ability of our businesses to generate cash, broadly, is tied to their ability to effectively manage the volume of products sold or services provided and the margin earned on those transactions. Offsetting that cash generation capability are required payments on debt facilities, taxes, capital expenditures necessary to maintain the productivity of the fixed assets of the businesses and pension contributions, among other items.

At IMTT, we focus on attracting third party storage from customers who place a premium on ease of access and operational flexibility, and on efficiently maintaining fixed assets. The substantial majority of IMTT’s revenue is generated pursuant to contracts with an average duration of approximately three years.

At Atlantic Aviation, our focus is on attracting and maintaining relationships with GA aircraft owners and pilots and encouraging them to purchase refueling and other services from our FBOs. Atlantic Aviation’s revenue is correlated with the number of GA flight movements in the U.S. and the business’ ability to service a portion of the aircraft involved in those operations.

The businesses that comprise our CP&E segment generate revenue pursuant to long-dated power purchase agreements (“PPAs”) and tolling agreements with creditworthy off-takers.

At Hawaii Gas, we seek to grow by increasing the number of customers served, the volume of gas sold and the margins achieved on gas sales. Hawaii Gas actively markets its products and services in an effort to develop new customers throughout Hawaii.

Dividends

Since January 1, 2014, MIC has paid or declared the following dividends:

Declared	Period Covered	$ per Share	Record Date	Payable Date
April 30, 2015	First quarter 2015	$1.07	May 14, 2015	May 19, 2015
February 17, 2015	Fourth quarter 2014	$1.02	March 2, 2015	March 5, 2015
October 27, 2014	Third quarter 2014	$0.98	November 10, 2014	November 13, 2014
July 3, 2014	Second quarter 2014	$0.95	August 11, 2014	August 14, 2014
April 28, 2014	First quarter 2014	$0.9375	May 12, 2014	May 15, 2014
February 18, 2014	Fourth quarter 2013	$0.9125	March 3, 2014	March 6, 2014

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

The payment of a quarterly cash dividend of $1.07 per share for the quarter ended March 31, 2015 is being paid out of Free Cash Flow generated by our operating entities. In determining whether to adjust the amount of our quarterly dividend, our Board will take into account such matters as the state of the capital markets and general business conditions, the Company’s financial condition, results of operations, capital requirements, capital opportunities and any contractual, legal and regulatory restrictions on the payment of dividends by the Company to its shareholders or by its subsidiaries to the Company, and any other factors that it deems relevant, subject to maintaining a prudent level of reserves and without creating undue volatility in the amount of such dividends where possible. Moreover, the Company’s senior secured credit facility and the debt commitments at our businesses contain restrictions that may limit the Company’s ability to pay dividends. Although historically we have declared cash dividends on our shares, any one of these factors could result in the modification of our dividend policy, or the reduction, modification or elimination of our dividend in the future.

We believe our current policy with respect to paying a cash dividend supports our view of the Company as a potentially attractive total return investment opportunity. From 2007 through 2014, our underlying proportionately combined Free Cash Flow per share grew at a compound annual rate of 13.1%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Consolidated — Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow” and “ Summary of Our Proportionately Combined Results” for further information on our calculation of Free Cash Flow and our proportionately combined financial measures in Part I of this Form 10-Q.

Recent Development

CP&E — Bayonne Energy Center (“BEC”) Acquisition

On April 1, 2015, we completed the acquisition of a 100% interest in BEC for a purchase price of $724.3 million (subject to post-closing working capital adjustments), which consists of $215.2 million in cash and the assumption of $509.1 million of debt, excluding transaction costs. We funded the cash consideration for the acquisition by drawing on the MIC Corporate senior secured revolving credit facility and using cash on hand from the March 2015 equity offering. BEC is a 512 megawatt natural gas-fired power generating facility located in Bayonne, New Jersey, adjacent to IMTT’s Bayonne facility. BEC has tolling agreements with a creditworthy off-taker for 62.5% of its energy generating capacity to the New York City power market via a dedicated transmission cable under New York Harbor. The tolling agreements have a weighted average remaining life of approximately 13 years.

Results of Operations

Consolidated

Key Factors Affecting Operating Results:

•	contributions from acquisitions during 2014, primarily from the acquisition of the remaining 50% interest of IMTT (“IMTT Acquisition”);
•	improved gross profit primarily at Atlantic Aviation and Hawaii Gas; and
•	improved terminal operations at IMTT (excluding heating); offset by
•	performance fee incurred in the first quarter of 2015;
•	increased cash interest expense; and
•	decreased spill response activity at IMTT.

Our consolidated results of operations are as follows:

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2015	2014	$	%
	($ In Thousands) (Unaudited)
Revenue
Service revenue	$326,002	$202,439	123,563	61.0
Product revenue	72,496	73,009	(513)	(0.7)
Financing and equipment lease income	—	747	(747)	(100.0)
Total revenue	398,498	276,195	122,303	44.3
Costs and expenses
Cost of services	133,417	112,954	(20,463)	(18.1)
Cost of product sales	39,127	50,239	11,112	22.1
Gross profit	225,954	113,002	112,952	100.0
Selling, general and administrative	70,653	55,464	(15,189)	(27.4)
Fees to manager-related party	165,273	8,994	(156,279)	NM
Depreciation	57,422	12,154	(45,268)	NM
Amortization of intangibles	47,971	8,765	(39,206)	NM
Loss on disposal of assets	545	—	(545)	NM
Total operating expenses	341,864	85,377	(256,487)	NM
Operating (loss) income	(115,910)	27,625	(143,535)	NM
Other income (expense)
Dividend income	531	—	531	NM
Interest income	6	64	(58)	(90.6)
Interest expense(1)	(31,521)	(14,011)	(17,510)	(125.0)
Equity in earnings and amortization charges of investee	—	14,287	(14,287)	(100.0)
Other income, net	1,046	681	365	53.6
Net (loss) income before income taxes	(145,848)	28,646	(174,494)	NM
Benefit (provision) for income taxes	55,333	(8,486)	63,819	NM
Net (loss) income	$(90,515)	$20,160	(110,675)	NM
Less: net loss attributable to noncontrolling interests	(1,513)	(206)	1,307	NM
Net (loss) income attributable to MIC LLC	$(89,002)	$20,366	(109,368)	NM

NM — Not meaningful

(1)	Interest expense includes losses on derivative instruments of $12.9 million and $5.3 million for the quarters ended March 31, 2015 and 2014, respectively.

Results of Operations: Consolidated – (continued)

Gross Profit

Consolidated gross profit increased for the quarter ended March 31, 2015 compared with the quarter ended March 31, 2014 primarily reflecting the consolidation of IMTT’s results, improved results at Atlantic Aviation primarily due to contributions from acquired FBOs and improved results at Hawaii Gas primarily due to increase in volume of gas sold and margin per therm.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the quarter ended March 31, 2015 compared with the quarter ended March 31, 2014 primarily as a result of the consolidation of IMTT’s results and the contributions from the 2014 acquisitions at Atlantic Aviation and CP&E.

Fees to Manager

Our Manager is entitled to a monthly base management fee based primarily on our market capitalization, and potentially a quarterly performance fee, based on the performance of our stock relative to a U.S. utilities index. For the quarters ended March 31, 2015 and 2014, we incurred base management fees of $16.5 million and $9.0 million, respectively. For the quarter ended March 31, 2015, we also incurred a performance fee of $148.7 million as compared with no performance fee for the quarter ended March 31, 2014.

The unpaid portion of the base management fees and performance fees, if any, at the end of each reporting period is included in due to manager-related party in the consolidated condensed balance sheets. The following table shows our Manager’s election to reinvest its base management fees and performance fees, if any, in additional shares, except as noted:

Period	Base Management Fee Amount ($ in thousands)	Performance Fee Amount ($ in thousands)	Shares Issued
2015 Activities:
First quarter 2015	$16,545	$148,728	2,068,038	(1)
2014 Activities:
Fourth quarter 2014	$14,192	$—	208,122
Third quarter 2014	13,915	116,586	947,583	(2)
Second quarter 2014	9,535	4,960	243,329
First quarter 2014	8,994	—	164,546

(1)	Our Manager elected to reinvest the first quarter of 2015 base management fees and performance fee in shares. We issued 2,068,038 shares, of which 1,925,894 shares were issued in April 2015 for the March 2015 base management fee and the performance fee for the quarter ended March 31, 2015.
(2)	In October 2014, our Board requested, and our Manager agreed, that $65.0 million of the performance fee be settled in cash using the proceeds from the sale of the district energy business in order to minimize dilution. The remainder of the fee of $51.6 million was reinvested in additional shares of MIC.

Depreciation

Depreciation expense increased for the quarter ended March 31, 2015 compared with the quarter ended March 31, 2014 primarily as a result of fixed assets acquired in conjunction with the IMTT Acquisition and the depreciation associated with other businesses acquired during 2014.

Atlantic Aviation’s depreciation expense increased during the first quarter of 2015 due to the reassessment of the useful lives for its leasehold and land improvements related to leases at certain airports to generally match these useful lives with the remaining lease terms plus extensions under Atlantic Aviation’s control. This change will generally accelerate depreciation expense at the affected sites. As a result of this reassessment, the business recorded an impairment of $2.8 million. The change in useful life also resulted in increased depreciation expense of $1.1 million during the quarter. In addition, during the first quarter of 2015, an impairment charge of $4.2 million was recorded due to a change in the current lease contract at one of the sites.

Results of Operations: Consolidated – (continued)

Amortization of Intangibles

Amortization of intangibles increased for the quarter ended March 31, 2015 compared with the quarter ended March 31, 2014 primarily at Atlantic Aviation and from the intangibles acquired in conjunction with the IMTT Acquisition.

The increase in Atlantic Aviation is attributable to the reassessment of the useful lives for its contractual arrangements related to leases at certain airports to generally match these useful lives with the remaining lease terms plus extensions under Atlantic Aviation’s control. This change will generally accelerate amortization expense at the affected sites. As a result of this reassessment, the business recorded an impairment of $13.5 million. The change in useful life also resulted in increased amortization expense of $4.3 million. In addition, during the first quarter of 2015, an impairment charge of $17.8 million was recorded due to a change in the current lease contract at one of the sites.

Interest Expense and Loss on Derivative Instruments

Interest expense includes losses on derivative instruments of $12.9 million and $5.3 million for the quarters ended March 31, 2015 and 2014, respectively. Losses on derivatives recorded in interest expense are attributable to the change in fair value of interest rate hedging instruments. For the quarter ended March 31, 2014, losses on derivatives also included the reclassification of amounts from accumulated other comprehensive loss into earnings. Excluding the derivative adjustments, interest expense for quarter ended March 31, 2015 compared with the quarter ended March 31, 2014 increased primarily due to the consolidation of IMTT, higher average debt balance at Atlantic Aviation and interest expense associated with the convertible senior notes that were issued in July 2014.

Equity in Earnings and Amortization Charges of Investee

The decrease in equity in earnings for the quarter ended March 31, 2015 compared with the quarter ended March 31, 2014 is primarily due to the consolidation of IMTT’s results from July 16, 2014 and thereafter compared with the equity method of accounting for IMTT’s results prior to the acquisition date.

Income Taxes

For 2015, we will file a consolidated federal income tax return that includes the financial results for IMTT, Atlantic Aviation, BEC, Hawaii Gas and our allocable share of the taxable income (loss) from our solar and wind power generation facilities which are treated as partnerships for tax purposes. Pursuant to the tax sharing agreement, the individual businesses included in our consolidated federal income tax return pay MIC an amount equal to the federal income taxes each would have paid on a standalone basis if they were not part of the MIC consolidated federal income tax return.

The change from income tax expense for the quarter ended March 31, 2014 to income tax benefit for the quarter ended March 31, 2015 is primarily due to the performance fee incurred during the first quarter of 2015.

For 2015, we expect any federal income taxes for our consolidated entities to be fully offset by our net operating loss (“NOL”) carryforwards. We believe that we will be able to utilize all of our federal prior year NOLs, which will begin to expire after 2021 and completely expire after 2034. Our federal NOL balance at December 31, 2014 was revised from $250.7 million to $286.7 million, which is available to offset future taxable income, if any. The revision relates to approximately $36.0 million for the election of bonus deprecation at IMTT for 2014. See Results of Operations — IMTT —  Income Taxes below for further discussions. As a result of having federal NOL carryforwards, we do not expect to make regular federal tax payments until late 2018. For the year ending December 31, 2015, we expect to pay $915,000 in Alternative Minimum Tax.

Absent acquisitions and/or divestitures, we expect that our effective tax rate would be higher than the U.S. federal statutory rate of 35% primarily because of state and local income taxes. For 2015, we expect to pay state income taxes of approximately $4.0 million. In calculating our consolidated state income tax provision, we have provided a valuation allowance for certain state income tax NOL carryforwards, the utilization of which is not more likely than not.

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

	Quarter Ended March 31,		Change Favorable/ (Unfavorable)
	2015	2014	$	%
	($ in Thousands) (Unaudited)
Net (loss) income attributable to MIC LLC(1)	$(89,002)	$20,366
Interest expense, net(2)	31,515	13,947
(Benefit) provision for income taxes	(55,333)	8,486
Depreciation(3)	57,422	12,154
Depreciation – cost of services(3)	—	1,704
Amortization of intangibles(4)	47,971	8,765
Loss on disposal of assets	453	—
Equity in earnings and amortization charges of investee	—	(14,287)
Equity distributions from investee(5)	—	8,127
Base management fees to be settled/settled in shares	16,545	8,994
Performance fees to be settled in shares	148,728	—
Other non-cash (income) expense, net	(3,055)	536
EBITDA excluding non-cash items	$155,244	$68,792	86,452	125.7
EBITDA excluding non-cash items	$155,244	$68,792
Interest expense, net(2)	(31,515)	(13,947)
Adjustments to derivative instruments recorded in interest expense(2)	5,353	1,094
Amortization of debt financing costs(2)	1,615	1,041
Equipment lease receivable, net	—	996
Benefit/provision for income taxes, net of changes in deferred taxes	(805)	(2,047)
Pension contribution	—	(310)
Changes in working capital	(12,876)	3,458
Cash provided by operating activities	117,016	59,077
Changes in working capital	12,876	(3,458)
Maintenance capital expenditures	(6,115)	(2,825)
Free cash flow	$123,777	$52,794	70,983	134.5

(1)	Net (loss) income attributable to MIC LLC excludes net loss of $1.5 million and $206,000 attributable to noncontrolling interests for the quarters ended March 31, 2015 and 2014, respectively.
(2)	Interest expense, net, includes adjustments to derivative instruments related to interest rate swaps and non-cash amortization of deferred financing fees.
(3)	Depreciation — cost of services includes depreciation expense for our previously owned district energy business, a component of CP&E segment, which was reported in cost of services in our consolidated condensed statements of operations. Depreciation and Depreciation — cost of services did not include acquisition-related step-up depreciation expense of $2.0 million for the quarter ended March 31, 2014 in connection with our previous 50% investment in IMTT, which was reported in equity in earnings and amortization charges of investee in our consolidated condensed statement of operations.
(4)	Amortization of intangibles did not include acquisition-related step-up amortization expense of $85,000 for the quarter ended March 31, 2014 in connection with our previous 50% investment in IMTT, which was reported in equity in earnings and amortization charges of investee in our consolidated condensed statement of operations.
(5)	Equity distributions from investee in the above table includes distributions we received only up to our share of the earnings recorded in the calculation for EBITDA excluding non-cash items.

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

	Quarter Ended March 31,		Change Favorable/ (Unfavorable)
	2015	2014	$	%
	($ In Thousands) (Unaudited)
Free Cash Flow – Consolidated basis	$123,777	$52,794	70,983	134.5
Equity distributions from investee(1)	—	(8,127)
100% of CP&E Free Cash Flow included in consolidated Free Cash Flow	(2,689)	(2,775)
MIC's share of IMTT Free Cash Flow(2)	—	21,416
MIC's share of CP&E Free Cash Flow	1,593	1,612
Free Cash Flow – Proportionately Combined basis	$122,681	$64,920	57,761	89.0

(1)	Equity distributions from investee represent the portion of distributions received from IMTT that are recorded in cash from operating activities prior to the IMTT Acquisition on July 16, 2014.
(2)	Represents our proportionate share of IMTT's Free Cash Flow prior to the IMTT Acquisition on July 16, 2014.

Results of Operations: IMTT

Prior to July 16, 2014, we accounted for our 50% interest in IMTT using the equity method of accounting. As of July 16, 2014, we have consolidated IMTT on 100% basis. To enable meaningful analysis of IMTT’s performance across periods, IMTT’s overall performance is discussed below, rather than IMTT’s contribution to our consolidated results for the first quarter of 2014.

Key Factors Affecting Operating Results:

•	gross profit marginally decreased principally due to:
•	a decrease in gross profit from heating charges; and
•	a decrease in levels of spill response activity; partially offset by
•	a decrease in operating expenses; and
•	an increase in revenue from firm commitments.

	Quarter Ended March 31,		Change Favorable/ (Unfavorable)
	2015	2014
	$	$	$	%
	($ In Thousands) (Unaudited)
Revenues	138,061	148,078	(10,017)	(6.8)
Cost of services	53,591	63,087	9,496	15.1
Gross Profit	84,470	84,991	(521)	(0.6)
General and administrative expenses	7,704	7,866	162	2.1
Depreciation and amortization	35,879	18,274	(17,605)	(96.3)
Operating income	40,887	58,851	(17,964)	(30.5)
Interest expense, net(1)	(6,906)	(7,133)	227	3.2
Other income, net	632	494	138	27.9
Provision for income taxes	(14,089)	(21,102)	7,013	33.2
Noncontrolling interest	(250)	(129)	(121)	(93.8)
Net income(2)	20,274	30,981	(10,707)	(34.6)
Reconciliation of net income to EBITDA excluding non-cash items and cash provided by operating activities to Free Cash Flow:
Net income(2)	20,274	30,981
Interest expense, net(1)	6,906	7,133
Provision for income taxes	14,089	21,102
Depreciation and amortization	35,879	18,274
Other non-cash expenses	1,256	1,983
EBITDA excluding non-cash items	78,404	79,473	(1,069)	(1.3)
EBITDA excluding non-cash items	78,404	79,473
Interest expense, net(1)	(6,906)	(7,133)
Adjustments to derivative instruments recorded in interest expense(1)	(2,379)	(4,136)
Amortization of debt financing costs(1)	113	844
Provision for income taxes, net of changes in deferred taxes	(577)	(15,109)
Changes in working capital	(11,612)	5,248
Cash provided by operating activities	57,043	59,187
Changes in working capital	11,612	(5,248)
Maintenance capital expenditures	(2,471)	(11,107)
Free cash flow	66,184	42,832	23,352	54.5

(1)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.

Results of Operations: IMTT – (continued)

Revenue

For the quarter ended March 31, 2015, revenue decreased as a result of reduced spill response activity and heating revenues compared with the prior comparable period, partially offset by increased firm commitments attributable to higher utilization rates and storage prices. OMI Environmental Solutions was involved in fewer emergency response operations in the first quarter of 2015 compared with the first quarter of 2014 resulting in a reduction in revenue of approximately $7.5 million. Heating revenue and gross profit was $5.1 million and $3.9 million lower, respectively, versus the prior comparable period, which benefited from the extreme weather conditions in 2014, commonly known as the Polar Vortex.

IMTT generates the majority of its revenue from contracts that typically comprise a fixed monthly charge (that escalates with inflation) for access to or use of IMTT’s infrastructure. We refer to revenues generated from such charges as firm commitments.

Capacity utilization increased to 95.1% in the first quarter of 2015 compared with 92.7% in the first quarter of 2014 and 93.2% in the fourth quarter of 2014 as tanks came back into service following scheduled cleaning and inspection.

Over the past six months, there was a marked increase in price volatility in petroleum markets associated with a sudden decline in crude oil prices. The decline contributed to a contango (a situation where the futures price of a commodity is above the current spot price) in petroleum prices, primarily crude oil, and resulted in an increase in demand for storage in certain geographies.

The impact of the contango in crude prices had minimal impact on IMTT’s performance as less than 2% of IMTT’s storage is in service for crude oil. The contango in some other products and inflation saw IMTT’s overall pricing continue to increase, however, the speed and extent of the commodity price changes caused customers to continue to seek shorter-term contracts than historical norm.

Costs

Costs were 13.6% lower in the first quarter of 2015 compared with the first quarter of 2014 primarily as a result of reduced spill response activity, enhanced cost controls and the realization of efficiencies following the IMTT Acquisition, and lower costs associated with heating. The reduced level of spill response activity contributed $4.2 million to the cost improvement while heating costs were down $1.2 million versus the prior comparable period.

Depreciation and amortization

Depreciation and amortization expense increased for the quarter ended March 31, 2015 compared with the quarter ended March 31, 2014 primarily due to remeasuring the fixed assets and intangible assets to fair value in connection with the IMTT Acquisition.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $2.1 million and $378,000 for the quarters ended March 31, 2015 and 2014, respectively. Cash interest paid totaled $9.2 million and $10.2 million for the quarters ended March 31, 2015 and 2014, respectively. Excluding the derivative adjustments, interest expense and cash interest paid decreased during the first quarter of 2015 compared with the first quarter of 2014 due to lower average debt balances. MIC used excess cash on hand to reduce IMTT’s revolving credit balance during the quarter ended March 31, 2015.

Results of Operations: IMTT – (continued)

Income Taxes

Subsequent to July 16, 2014, IMTT became part of the MIC consolidated federal taxpayer group, and will continue to file state income tax returns in the states in which it operates. For the quarter ended March 31, 2015, the tax provision in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business. For the year ending December 31, 2015, the business expects to pay $2.3 million in state income taxes. The “Provision for income taxes, net of changes in deferred taxes” of $577,000 for the quarter ended March 31, 2015 in the table above, relates entirely to state income taxes. Future federal taxable income attributable to IMTT is eligible to be offset in consolidation by MIC’s NOLs; however, the business does not anticipate it will have any federal tax liability in 2015.

In December 2014, the Tax Increase Prevention Act of 2014 (the “2014 Tax Act”) was signed and became a law. The 2014 Tax Act retroactively extends several tax provisions applicable to corporations, including the extension of 50% bonus depreciation for certain assets placed in service in 2014. During the quarter ended March 31, 2015, IMTT determined that it will elect 50% bonus depreciation for the calendar year 2014. The business expects this will increase the IMTT federal NOL available to the MIC consolidated federal taxpayer group by approximately $36.0 million.

Maintenance Capital Expenditures

For the quarter ended March 31, 2015, IMTT incurred maintenance capital expenditures of $2.5 million and $5.0 million on an accrual basis and cash basis, respectively. This is compared to $11.1 million and $16.8 million on an accrual basis and cash basis, respectively, for the quarter ended March 31, 2014. The decrease in the accrued basis from the quarter ended March 31, 2014 to the quarter ended March 31, 2015 primarily reflects improved controls and processes and the timing of projects. Notwithstanding the reduced expenditure in the first quarter, IMTT is still expected to deploy approximately $45.0 million during 2015 on maintenance projects.

Results of Operations: Atlantic Aviation

Key Factors Affecting Operating Results:

•	contribution from acquired FBOs; and
•	increases in same store gross profit; partially offset by
•	higher selling, general and administrative expenses primarily related to acquired FBOs; and
•	higher cash interest expense.

Results of Operations: Atlantic Aviation – (continued)

	Quarter Ended March 31,		Change Favorable/ (Unfavorable)
	2015	2014
	$	$	$	%
	($ In Thousands) (Unaudited)
Revenues	187,941	193,961	(6,020)	(3.1)
Cost of services	79,826	106,752	26,926	25.2
Gross Profit	108,115	87,209	20,906	24.0
Selling, general and administrative expenses	52,009	47,243	(4,766)	(10.1)
Depreciation and amortization	59,715	14,933	(44,782)	NM
Loss on disposal of assets	545	—	(545)	NM
Operating (loss) income	(4,154)	25,033	(29,187)	(116.6)
Interest expense, net(1)	(13,085)	(9,565)	(3,520)	(36.8)
Other (expense) income	(27)	2	(29)	NM
Benefit (provision) for income taxes	15,639	(4,915)	20,554	NM
Net (loss) income(2)	(1,627)	10,555	(12,182)	(115.4)
Reconciliation of net (loss) income to EBITDA excluding non-cash items and cash provided by operating activities to Free Cash Flow:
Net (loss) income(2)	(1,627)	10,555
Interest expense, net(1)	13,085	9,565
(Benefit) provision for income taxes	(15,639)	4,915
Depreciation and amortization	59,715	14,933
Loss on disposal of assets	453	—
Other non-cash expenses	272	68
EBITDA excluding non-cash items	56,259	40,036	16,223	40.5
EBITDA excluding non-cash items	56,259	40,036
Interest expense, net(1)	(13,085)	(9,565)
Adjustments to derivative instruments recorded in interest expense(1)	5,066	2,626
Amortization of debt financing costs(1)	808	731
Benefit/provision for income taxes, net of changes in deferred taxes	(355)	(1,244)
Changes in working capital	(4,206)	(971)
Cash provided by operating activities	44,487	31,613
Changes in working capital	4,206	971
Maintenance capital expenditures	(2,623)	(817)
Free cash flow	46,070	31,767	14,303	45.0

NM — Not meaningful

(1)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.

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

Atlantic Aviation completed the acquisition of six FBOs on April 30, 2014 and an additional FBO on January 26, 2015. These acquisitions have performed in-line with expectations and increased gross profit and costs in the quarter ended March 31, 2015 compared with the quarter ended March 31, 2014. On a same store basis, gross profit increased 9.4% in the quarter ended March 31, 2015 compared with the quarter ended March 31, 2014, driven by increases in fuel gross profit and rental revenue.

Atlantic Aviation seeks to extend FBO leases prior to their maturity and to increase the portfolio’s weighted average lease life. The weighted average lease life decreased to 18.7 years at March 31, 2015 from 19.2 years at March 31, 2014, notwithstanding the passage of one year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased in the quarter ended March 31, 2015 compared with the quarter ended March 31, 2014 primarily due to incremental selling, general and administrative expenses associated with acquired FBOs.

On a same store basis, costs were 2.7% higher in the quarter ended March 31, 2015 primarily due to increased salaries and benefit costs, rent and utility expenses.

Depreciation and Amortization

During the first quarter of 2015, Atlantic Aviation reassessed the useful lives for its contractual arrangements and leasehold and land improvements related to leases at certain airports to generally match these useful lives with the remaining lease terms plus extensions under Atlantic Aviation’s control. This change will generally accelerate depreciation and amortization expense at the affected sites. As a result of this reassessment, the business performed an impairment analysis related to its contractual arrangements and leasehold and land improvements and recorded an impairment of $16.3 million, which is included in depreciation and amortization expense. In addition, the change in useful life resulted in increased depreciation and amortization expense of $5.4 million during the quarter.

In addition, during the first quarter of 2015, an impairment charge of $22.0 million was recorded due to a change in the current lease contract at one of the bases. This amount is included in depreciation and amortization expense.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $7.2 million and $4.5 million for the quarters ended March 31, 2015 and 2014, respectively. Excluding the derivative adjustments, interest expense increased due to higher average debt levels in the quarter ended March 31, 2015. The weighted average interest rate of all outstanding debt facilities, including any interest rate swaps, was 4.63% for the quarter ended March 31, 2015. Cash interest paid was $7.3 million and $6.2 million for the quarters ended March 31, 2015 and 2014, respectively.

Income Taxes

Income generated by Atlantic Aviation is included in our consolidated federal income tax return. The business files state income tax returns in the states in which it operates. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business.

For 2015, the business expects to pay state income taxes of approximately $905,000. The “Benefit/provision for income taxes, net of changes in deferred taxes” of $355,000 for the quarter ended March 31, 2015 in the above table, includes $130,000 of federal income taxes payable to MIC and $225,000 of state income taxes.

Results of Operations: Atlantic Aviation – (continued)

Maintenance Capital Expenditures

For the quarter ended March 31, 2015, Atlantic Aviation incurred maintenance capital expenditures of $2.6 million and $2.9 million on an accrual basis and cash basis, respectively. This is compared to $817,000 and $994,000 on an accrual basis and cash basis, respectively, for the quarter ended March 31, 2014. Maintenance capital expenditures for the periods presented were primarily to fund replacement of equipment at existing locations.

Results of Operations: Contracted Power and Energy

Key Factors Affecting Operating Results:

•	contributions from the wind power generation facilities acquired during the second half of 2014; partially offset by
•	sale of district energy business in August 2014.

	Quarter Ended March 31,		Change Favorable/ (Unfavorable)
	2015	2014
	$	$	$	%
	($ In Thousands) (Unaudited)
Service revenues	—	8,478	(8,478)	(100.0)
Product revenues	11,832	3,658	8,174	NM
Finance lease revenues	—	747	(747)	(100.0)
Total revenues	11,832	12,883	(1,051)	(8.2)
Cost of revenue – service(1)	—	6,202	6,202	100.0
Cost of revenue – product	2,647	860	(1,787)	NM
Cost of revenue – total	2,647	7,062	4,415	62.5
Gross profit	9,185	5,821	3,364	57.8
Selling, general and administrative expenses	2,638	1,552	(1,086)	(70.0)
Depreciation and amortization	7,445	3,728	(3,717)	(99.7)
Operating (loss) income	(898)	541	(1,439)	NM
Interest expense, net(2)	(6,338)	(2,645)	(3,693)	(139.6)
Other income	1,116	761	355	46.6
Benefit (provision) for income taxes	818	(599)	1,417	NM
Noncontrolling interest	1,763	527	1,236	NM
Net loss	(3,539)	(1,415)	(2,124)	(150.1)
Reconciliation of net loss to EBITDA excluding non-cash items and cash provided by operating activities to Free Cash Flow:
Net loss	(3,539)	(1,415)
Interest expense, net(2)	6,338	2,645
(Benefit) provision for income taxes	(818)	599
Depreciation and amortization(1)	7,445	5,432
Other non-cash income	(2,941)	(765)
EBITDA excluding non-cash items	6,485	6,496	(11)	(0.2)
EBITDA excluding non-cash items	6,485	6,496
Interest expense, net(2)	(6,338)	(2,645)
Adjustments to derivative instruments recorded in interest expense(2)	2,527	(1,525)
Amortization of debt financing costs(2)	17	192
Equipment lease receivable, net	—	996
Benefit/provision for income taxes, net of changes in deferred taxes	(2)	(389)
Changes in working capital	1,743	12,423
Cash provided by operating activities	4,432	15,548
Changes in working capital	(1,743)	(12,423)
Maintenance capital expenditures	—	(350)
Free cash flow	2,689	2,775	(86)	(3.1)

Results of Operations: Contracted Power and Energy – (continued)

NM — Not meaningful

(1)	Includes depreciation expense of $1.7 million related to the district energy business for the quarter ended March 31, 2014.
(2)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.

Revenue and Gross Profit

Total revenue decreased in the quarter ended March 31, 2015 compared with the quarter ended March 31, 2014 due to the sale of the district energy business on August 21, 2014, partially offset by the results contributed from the wind power generation facilities acquired during the second half of 2014.

Total gross profit increased in the quarter ended March 31, 2015 compared with the quarter ended March 31, 2014 due to contributions from the wind power generation facilities acquired during the second half of 2014, partially offset by the sale of the district energy business.

Selling, General and Administrative Expense

Selling, general and administrative expenses are comprised primarily of transaction-related fees, legal and other professional fees and management and incentive costs. The increase in selling, general and administrative expenses in the quarter ended March 31, 2015 compared with the quarter ended March 31, 2014 was primarily driven by costs contributed by the wind power generation facilities acquired during the second half of 2014. In addition, the business incurred transaction-related fees (primarily the BEC acquisition), legal and incentive costs during the quarter ended March 31, 2015. These increases were partially offset by the sale of the district energy business on August 21, 2014.

Depreciation and Amortization

Depreciation and amortization expense increased for the quarter ended March 31, 2015 compared with the quarter ended March 31, 2014 primarily as a result of depreciation associated with the wind power generation facilities acquired during the second half of 2014.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $2.9 million and $287,000 for the quarters ended March 31, 2015 and 2014, respectively. Excluding the derivative adjustments, interest expense decreased for the quarter ended March 31, 2015 compared with the quarter ended March 31, 2014 due to the absence of the outstanding debt balance at the district energy business during the quarter ended March 31, 2014. This decrease is offset by higher debt balance at the solar and wind power generation facilities for the quarter ended March 31, 2015. Cash interest paid totaled $2.3 million and $2.4 million in the quarters ended March 31, 2015 and 2014, respectively.

Income Taxes

At March 31, 2015, CP&E is comprised of solar and wind power generation facilities that are held in LLCs and treated as partnerships for tax purposes. As such, these facilities do not pay federal or state income taxes on a standalone basis, but each partner pays federal and state income taxes based on their allocated taxable income. For 2015, MIC expects its allocated share of the taxable income from these facilities to be a loss of approximately $1.9 million. For 2014, MIC’s allocated share of the taxable income from the solar and wind power generation facilities was a loss of $1.5 million.

Maintenance Capital Expenditures

For the quarter ended March 31, 2014, the district energy business incurred maintenance capital expenditures of $350,000 and $138,000 on an accrual basis and cash basis, respectively. The district energy business was sold on August 21, 2014.

After construction is completed on our solar and wind power generation facilities, the business does not expect to incur substantial capital expenditures at its sites as most upgrades, replenishments and repairs are covered under the respective O&M contract for each site.

Results of Operations: Hawaii Gas

Key Factors Affecting Operating Results:

•	increase in gross profit due to increases in volume and margin; and
•	lower selling, general and administrative costs.

	Quarter Ended March 31,		Change Favorable/ (Unfavorable)
	2015	2014
	$	$	$	%
	($ In Thousands) (Unaudited)
Revenues	60,664	69,351	(8,687)	(12.5)
Cost of product sales	36,480	49,379	12,899	26.1
Gross profit	24,184	19,972	4,212	21.1
Selling, general and administrative expenses	5,356	5,623	267	4.7
Depreciation and amortization	2,354	2,258	(96)	(4.3)
Operating income	16,474	12,091	4,383	36.3
Interest expense, net(1)	(1,943)	(1,787)	(156)	(8.7)
Other expense	(144)	(82)	(62)	(75.6)
Provision for income taxes	(5,532)	(4,027)	(1,505)	(37.4)
Net income(2)	8,855	6,195	2,660	42.9
Reconciliation of net income to EBITDA excluding non-cash items and cash provided by operating activities to Free Cash Flow:
Net income(2)	8,855	6,195
Interest expense, net(1)	1,943	1,787
Provision for income taxes	5,532	4,027
Depreciation and amortization	2,354	2,258
Other non-cash (income) expenses	(1,830)	724
EBITDA excluding non-cash items	16,854	14,991	1,863	12.4
EBITDA excluding non-cash items	16,854	14,991
Interest expense, net(1)	(1,943)	(1,787)
Adjustments to derivative instruments recorded in interest expense(1)	139	(7)
Amortization of debt financing costs(1)	121	118
Provision for income taxes, net of changes in deferred taxes	—	(2,711)
Pension contribution	—	(310)
Changes in working capital	2,523	(5,488)
Cash provided by operating activities	17,694	4,806
Changes in working capital	(2,523)	5,488
Maintenance capital expenditures	(1,021)	(1,658)
Free cash flow	14,150	8,636	5,514	63.8

(1)	Interest expense, net, includes adjustments to derivative instruments related to interest rate swaps and non-cash amortization of deferred financing fees.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.

Results of Operations: Hawaii Gas – (continued)

Gross Profit and Operating Income

Volume increased by 3.6% in the quarter ended March 31, 2015 compared with the quarter ended March 31, 2014, with increases across all the larger islands. On an underlying basis, adjusting for changes in customer inventory related to the timing of foreign shipments, volume increased by 2.8%. Gross profit per therm increased in the quarter ended March 31, 2015 compared with the quarter ended March 31, 2014 as a result of lower commodity cost including the effect of hedging, partially offset by customer price decreases midway through the quarter. During the quarter ended March 31, 2015, the business significantly increased its supply of propane from off-island sources while decreasing its supply from Hawaii Independent Energy.

Selling, general and administrative expenses in the quarter ended March 31, 2015 decreased as compared with the quarter ended March 31, 2014 driven by lower sales and promotion costs.

In October 2014, the business filed an application with the Hawaii Public Utilities Commission, (“HPUC”) seeking approval to invest $12.8 million in its utility business for a smaller-scale containerized liquefied natural gas (“LNG”) import project to provide natural gas as a replacement of up to 30% of synthetic natural gas demand. In the first quarter of 2015, the HPUC issued an Interim Decision and Order, and consistent with this ruling, the business will continue to work with the parties to obtain final approval for the project. Hawaii Gas also continues to work with stakeholders throughout the state to pursue a larger-scale bulk LNG import, storage and distribution program to supply multiple end markets including power generation and ground and marine transportation. In November 2014, Hawaii Gas launched its Invitation to Bid to more than 55 companies with relevant experience in larger-scale bulk LNG. During the first quarter of 2015, the business evaluated responses from more than 20 qualified respondents and has commenced further discussions with a subset of these parties.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $720,000 and $588,000 for the quarters ended March 31, 2015 and 2014, respectively. Excluding the derivative adjustments, interest expense remained flat during the quarter ended March 31, 2015 compared with the quarter ended March 31, 2014. Cash interest paid totaled $2.7 million and $2.8 million for the quarters ended March 31, 2015 and 2014, respectively.

Income Taxes

Income from Hawaii Gas is included in our consolidated federal income tax return, and is subject to Hawaii state income taxes. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business. For the year ending December 31, 2015, the business expects to pay state income taxes of approximately $766,000. The business did not incur any current federal and state income taxes for the quarter ended March 31, 2015. Any current federal income tax liability is expected to be offset in consolidation by the application of NOLs.

Maintenance Capital Expenditures

For the quarter ended March 31, 2015, Hawaii Gas incurred maintenance capital expenditures of $1.0 million and $3.4 million on an accrual basis and cash basis, respectively. This is compared to $1.7 million and $1.9 million on an accrual basis and cash basis, respectively, for the quarter ended March 31, 2014. Maintenance capital expenditures for the periods presented were primarily for transmission line modifications.

Results of Operations: Corporate and Other

The financial results below reflect Corporate and Other’s performance during the periods below.

	Quarter Ended March 31,		Change Favorable/ (Unfavorable)
	2015	2014
	$	$	$	%
	($ In Thousands) (Unaudited)
Base management fees	16,545	8,994	(7,551)	(84.0)
Performance fees	148,728	—	(148,728)	NM
Selling, general and administrative expenses	2,946	1,046	(1,900)	(181.6)
Operating loss	(168,219)	(10,040)	(158,179)	NM
Interest (expense) income, net(1)	(3,243)	50	(3,293)	NM
Benefit for income taxes	58,497	1,055	57,442	NM
Noncontrolling interest	—	(321)	321	100.0
Net loss(2)	(112,965)	(9,256)	(103,709)	NM
Reconciliation of net loss to EBITDA excluding non-cash items and cash used in operating activities to Free Cash Flow:
Net loss(2)	(112,965)	(9,256)
Interest expense (income), net(1)	3,243	(50)
Benefit for income taxes	(58,497)	(1,055)
Base management fees to be settled/settled in shares	16,545	8,994
Performance fee to be settled in shares	148,728	—
Other non-cash expense	188	509
EBITDA excluding non-cash items	(2,758)	(858)	(1,900)	NM
EBITDA excluding non-cash items	(2,758)	(858)
Interest (expense) income, net(1)	(3,243)	50
Amortization of debt financing costs(1)	556	—
Benefit for income taxes, net of changes in deferred taxes	129	2,297
Changes in working capital	(1,324)	(2,506)
Cash used in operating activities	(6,640)	(1,017)
Changes in working capital	1,324	2,506
Free cash flow	(5,316)	1,489	(6,805)	NM

NM — Not meaningful

(1)	Interest (expense) income, net, includes non-cash amortization of deferred financing fees.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.

Summary of Our Proportionately Combined Results

The proportionately combined financial measures below are those attributable to MIC’s ownership interest in each of our operating businesses and MIC Corporate. Given the nature of the businesses we own and our varied ownership levels of these businesses, management believes that GAAP measures such as net income and cash from operating activities do not fully reflect all of the items that our management considers in assessing the amount of cash generated by our ownership interest in our businesses. We note that proportionately combined metrics used by us may be calculated in a different manner by other companies, which may limit their usefulness as a comparative measure. Therefore, our proportionately combined metrics should be used as a supplement to, and not in lieu of, our financial results reported under GAAP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a reconciliation of EBITDA excluding non-cash items to net income, and a reconciliation of Free Cash Flow to cash provided by (used in) operating activities for each of our operating businesses and MIC Corporate ($ in thousands) (unaudited).

	For the Quarter Ended March 31, 2015						Contracted Power and Energy 100%
	IMTT 100%(1)	Atlantic Aviation	Contracted Power and Energy(2)	Hawaii Gas	MIC Corporate	Proportionately Combined(3)
Gross profit	84,470	108,115	6,820	24,184	N/A	223,589	9,185
EBITDA excluding non-cash items	78,404	56,259	4,451	16,854	(2,758)	153,210	6,485
Free cash flow	66,184	46,070	1,593	14,150	(5,316)	122,681	2,689

	For the Quarter Ended March 31, 2014							Contracted Power and Energy 100%
	IMTT 50%(4)	Atlantic Aviation	Contracted Power and Energy(2)	Hawaii Gas	MIC Corporate	Proportionately Combined(3)	IMTT 100%(5)
Gross profit	42,496	87,209	3,567	19,972	N/A	153,243	84,991	5,821
EBITDA excluding non-cash items	39,737	40,036	3,878	14,991	(858)	97,783	79,473	6,496
Free cash flow	21,416	31,767	1,612	8,636	1,489	64,920	42,832	2,775

N/A — Not applicable.

(1)	Represents our 100% ownership interest in IMTT subsequent to July 16, 2014.
(2)	Proportionately combined Free Cash Flow for Contracted Power and Energy is equal to MIC’s controlling ownership interest in its solar and wind power generation businesses and the district energy business, up to August 21, 2014, date of sale.
(3)	Proportionately combined Free Cash Flow is equal to the sum of Free Cash Flow attributable to MIC's ownership interest in each of its operating businesses and MIC Corporate.
(4)	Our proportionate interest in IMTT prior to the acquisition of the remaining 50% interest on July 16, 2014.
(5)	Represents 100% of IMTT as a stand-alone business.

Liquidity and Capital Resources

General

Our primary cash requirements include normal operating expenses, debt service, debt principal payments, payments of dividends and capital expenditures. Our primary source of cash is operating activities, although we may draw on credit facilities for capital expenditures, issue additional shares or sell assets to generate cash.

At March 31, 2015, our consolidated debt outstanding totaled $1,968.6 million, our consolidated cash balances totaled $101.3 million and total available capacity under our revolving credit facilities totaled $1,379.0 million. On April 1, 2015, we drew $155.0 million on the MIC revolving credit facility to partially fund the BEC acquisition.

Liquidity and Capital Resources – (continued)

We have adopted a cash management policy whereby we will, in general, apply available cash to the repayment of revolving debt balances as a means of minimizing interest expense and draw on those facilities to fund growth projects and for general corporate purposes. For example, a portion of the proceeds of the equity raise completed in March 2015 were used to repay balances outstanding on IMTT’s U.S. revolving credit facility.

We use revolving credit facilities at each of our operating companies and the holding company as a means of maintaining access to sufficient liquidity to meet future requirements, including servicing long-term debt obligations and funding growth projects. We base our assessment of the sufficiency of our liquidity and capital resources on the assumptions that:

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

We are capitalized in large part using floating rate bank debt with a medium-term maturity of between five and seven years. We hedge a portion of the floating rate exposure for the majority of the term of these facilities using interest rate derivative instruments.

We also use longer dated private placement debt and other forms of capital, including bank, bond or hybrid debt instruments. In general, the debt facilities at our businesses are non-recourse to MIC and there are no cross-collateralization or cross-guarantee provisions in these facilities.

Recent Transactions Affecting Liquidity

On May 1, 2015, we increased the size of our revolving credit facility from $250.0 million to $360.0 million with all terms remaining the same. The facility had $155.0 million drawn to fund a portion of the BEC acquisition on April 1, 2015 and $205.0 million undrawn at May 4, 2015.

On March 2, 2015, we completed an underwritten public offering of 5,312,500 shares pursuant to our shelf registration statement dated April 8, 2013. On March 12, 2015, an additional 796,875 shares were issued pursuant to the exercise of the underwriters’ over-allotment option. The net proceeds from the offering of $471.6 million were used, in part, to fund the acquisition of BEC on April 1, 2015 and for general corporate purposes.

The following section discusses our sources and uses of cash on a consolidated basis. All intercompany activities such as corporate allocations, capital contributions to our businesses and distributions from our businesses have been excluded from the tables as these transactions are eliminated on consolidation.

Analysis of Consolidated Historical Cash Flows from Operations

	Quarter Ended March 31,		Change Favorable/ (Unfavorable)
	2015	2014
($ In Thousands)	$	$	$	%
Cash provided by operating activities	117,016	59,077	57,939	98.1
Cash used in investing activities	(43,074)	(22,613)	(20,461)	(90.5)
Cash used in financing activities	(20,346)	(61,268)	40,922	66.8

Liquidity and Capital Resources – (continued)

Operating Activities

Cash provided by (used in) operating activities is generally comprised of EBITDA excluding non-cash items (as defined by us), less cash interest, tax and pension payments, and changes in working capital. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for discussions around the components of EBITDA excluding non-cash items on a consolidated basis and for each of our businesses.

The increase in consolidated cash provided by operating activities for the quarter ended March 31, 2015 compared with the quarter ended March 31, 2014 was primarily due to:

•	the consolidation of IMTT on July 16, 2014; and
•	improved EBITDA excluding non-cash items.

Through July 15, 2014, results for IMTT were accounted for using the equity method of accounting and distributions from IMTT were reflected in our consolidated cash provided by operating activities up to our cumulative 50% share of IMTT’s earnings recorded since the date of our investment in IMTT. Distributions from IMTT in excess of this were reflected in our consolidated cash from investing activities as a return of investment in unconsolidated business. From July 16, 2014, results for IMTT have been consolidated with those of our other businesses and distributions from IMTT are eliminated on consolidation.

Investing Activities

The drivers of cash provided by investing activities primarily include proceeds from divestitures of businesses and fixed assets. The drivers of cash used in investing activities primarily include acquisitions of businesses in new and existing segments and capital expenditures. Acquisitions of businesses are generally funded by raising additional equity and/or drawings on credit facilities.

Maintenance capital expenditures are generally funded by cash from operating activities and growth capital expenditures are generally funded by drawing on our available credit facilities or with equity capital. We may fund maintenance capital expenditures from credit facilities or equity capital and growth capital expenditures from operating activities from time to time. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for maintenance capital expenditures for each of our businesses.

The increase in consolidated cash used in investing activities for the quarter ended March 31, 2015 compared with the quarter ended March 31, 2014 was primarily due to:

•	the acquisition of an FBO during January 2015; and
•	the consolidation of IMTT’s capital expenditures that were previously accounted for under the equity method of accounting; partially offset by
•	reduced capital expenditures on solar power generation facilities.

Growth Capital Expenditures

We invested $14.4 million and $18.6 million of growth capital expenditures in our existing businesses during the quarter ended March 31, 2015 and 2014, respectively.

We also evaluate opportunities to acquire additional businesses or assets that we believe could enhance our existing businesses. These opportunities may be significant, such as our acquisition of the remaining 50% interest of IMTT, or they may be incremental and not individually significant to our businesses, such as our 2014 investments in the wind power generation facility in Idaho or our 2015 investment in an FBO in Orlando. We deployed approximately $100.0 million in incremental acquisitions in 2014 and we anticipate deploying approximately that amount again in 2015. Additionally, we evaluate opportunities to acquire businesses or assets that would comprise a new line of business for us.

Liquidity and Capital Resources – (continued)

In addition to various incremental acquisitions, we also have a backlog of growth capital projects that we are completing and/or intend to complete. We consider growth capital projects to be part of our backlog when we have committed to the deployment of capital for the underlying project, and have, where relevant, received all requisite approvals/authorizations for the deployment of such capital. The inclusion of a project in our backlog of growth capital projects does not guarantee that the project will commence, be completed or ultimately generate revenues. Our backlog as of March 31, 2015, consists of projects requiring the deployment of approximately $177.0 million and we anticipate deploying approximately $150.0 million of this amount in 2015. We would therefore anticipate deploying approximately $250.0 million in 2015 including both our growth capital project backlog and incremental opportunities.

Financing Activities

The drivers of cash provided by financing activities primarily include debt financing of acquisitions and capital expenditures, debt refinancing and equity offerings. The drivers of cash used in financing activities primarily include repayment of debt principal balances on maturing debt and dividends to our shareholders.

The decrease in cash used in financing activities for the quarter ended March 31, 2015 compared with the quarter ended March 31, 2014 was primarily due to:

•	net cash proceeds from the equity offering completed in March 2015; partially offset by
•	net repayments on IMTT revolving credit facility during 2015 using cash proceeds from the equity offering; and
•	increase in dividends paid to shareholders during 2015.

IMTT

At March 31, 2015, the drawn balance on IMTT’s debt facilities was $533.1 million consisting of $336.3 million in letter of credit backed tax-exempt bonds, $173.4 million in bank owned tax-exempt bonds, $3.2 million drawn on revolving credit facility (Canadian) and $20.2 million in loans from prior owners. The weighted average interest rate on the outstanding debt facilities, including any interest rate swaps and fees associated with outstanding letters of credit was 5.23%. Cash interest paid during the quarters ended March 31, 2015 and 2014 was $9.2 million and $10.2 million, respectively.

Excess cash at MIC has been used to pay down IMTT’s revolving credit facility. At March 31, 2015, IMTT’s leverage ratio, as defined by the IMTT revolving credit agreement, was below 2.0x resulting in the applicable margin on IMTT’s revolving debt interest declining to 1.25%. This reduced margin will not take effect until after March 31, 2015 and will be reviewed again at the end of the quarter ending June 30, 2015.

At March 31, 2015, IMTT’s leverage ratio (< 5.00x (default threshold)) was 1.82x and backward interest coverage ratio (> 3.00x (default threshold)) was 7.32x.

Atlantic Aviation

At March 31, 2015, Atlantic Aviation had total debt outstanding of $609.7 million comprised of $605.1 million of senior secured, first lien term loan facilities and $4.6 million of stand-alone debt facilities used to fund construction of certain FBOs. Atlantic Aviation also has access to a $70.0 million senior secured, first lien revolving credit facility which is currently undrawn. The weighted average interest rate on all outstanding debt facilities, including interest rate swaps, was 4.63%. Cash interest paid during the quarters ended March 31, 2015 and 2014 was $7.3 million and $6.2 million, respectively.

At March 31, 2015, Atlantic Aviation’s leverage ratio (< 4.75x (default threshold)) was 3.21x.

Liquidity and Capital Resources – (continued)

CP&E

At March 31, 2015, the CP&E segment had $295.8 million in term loan debt. The weighted average interest rate on the term loan debt was 5.29%. Cash interest paid was $2.3 million and $2.4 million for the quarters ended March 31, 2015 and 2014, respectively. At March 31, 2015, all of the CP&E credit facilities were compliant with their respective financial covenants.

Hawaii Gas

At March 31, 2015, Hawaii Gas had total debt outstanding of $180.0 million in term loan and senior secured note borrowings and a revolving credit facility of $60.0 million that remains undrawn. The weighted average interest rate on the outstanding debt facilities, including the interest rate swap, was 3.63%. Cash interest paid was $2.7 million and $2.8 million for the quarters ended March 31, 2015 and 2014, respectively.

At March 31, 2015, the 12 month backward interest coverage ratio (> 3.00x (default threshold)) was 8.88x at HGC Holdings LLC (“HGC”) and 13.23x at the operating company. The leverage ratio (total indebtedness to capitalization ratio < 65% (default threshold)) at March 31, 2015 was 62.18% at HGC and 34.62% at the operating company.

Additionally, the HPUC requires the consolidated debt to total capital for the HGC to be less than 65% and that $20.0 million in cash resources be readily available at Hawaii Gas, HGC or MIC. At March 31, 2015, the debt to total capital ratio was 62.18% and $20.0 million in cash resources was readily available.

MIC Corporate

At March 31, 2015, MIC had $350.0 million in convertible senior notes outstanding that bear interest at 2.875% and a $250.0 million senior secured revolving credit facility that was undrawn. The revolving credit facility bears interest at LIBOR plus 1.75%. As of May 4, 2015, MIC had $155.0 million drawn on its revolving credit facility, which was used to fund, in part, the acquisition of BEC.

For a description of the material terms and debt covenants of MIC and its businesses, see Note 8 “Long-Term Debt” in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Commitments and Contingencies

On January 28, 2015, the Company signed a Purchase and Sale Agreement for the purchase of 100% of BEC for a purchase price of $724.3 million (subject to post-closing working capital adjustments), consisting of $215.2 million in cash and the assumption of $509.1 million of debt, excluding transaction costs. On April 1, 2015, we completed this acquisition funded partially from the MIC revolving credit facility and cash from the completed March 2015 equity offering.

In March 2015, using the remaining proceeds from the March 2015 equity offering, we fully paid down the IMTT U.S. revolving credit facility.

Except as noted above, at March 31, 2015, there had been no material changes in our commitments and contingencies compared with our commitments and contingencies at December 31, 2014. At March 31, 2015, we did not have any material purchase obligations. For a discussion of our other future obligations, due by period, under the various contractual obligations, off-balance sheet arrangements and commitments, please see “Liquidity and Capital Resources — Commitments and Contingencies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on February 18, 2015.

At March 31, 2015, we did not have any material reserves for contingencies. We have other contingencies occurring in the normal course of business, including pending legal and administrative proceedings that are not reflected at this time as they are not ascertainable.

Commitments and Contingencies – (continued)

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

Critical Accounting Policies and Estimates

For critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Our critical accounting policies and estimates have not changed materially from the description contained in our Annual Report, except for the reassessment of the useful lives for its contractual arrangements and leasehold and land improvements related to leases at certain airports to generally match these useful lives with the remaining lease terms plus extensions under Atlantic Aviation’s control. This change will generally accelerate depreciation and amortization expense at the affected sites.

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

Critical Accounting Policies and Estimates – (continued)

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

Significant intangibles, including contract rights, customer relationships, non-compete agreements and technology are amortized using the straight-line method over the estimated useful lives of the intangible asset after consideration of historical results and anticipated results based on our current plans. With respect to contractual rights at Atlantic Aviation, the useful lives will generally match the remaining lease terms plus extensions under the business’ control.

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

We test for goodwill and indefinite-lived intangible assets annually as of October 1st or when there is an indicator of impairment.

Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Our exposure to market risk has not changed materially since February 18, 2015, the filing date for our Annual Report on Form 10-K.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control Over Financial Reporting

On July 16, 2014, we completed the acquisition of the remaining 50% interest in IMTT that we did not previously own and consolidated the financial results of IMTT effective as of such date. Prior to the acquisition, we had a 50% investment in IMTT, which was accounted for under the equity method, and we did not directly manage the day to day operations of IMTT. The Company is evaluating changes to processes, information technology systems and other components of internal controls over financial reporting as part of its ongoing integration activities, and as a result, controls will be periodically changed. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 “Acquisitions and Disposition,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have not been any other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED BALANCE SHEETS
($ in Thousands, Except Share Data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$101,312	$48,014
Restricted cash	9,565	21,282
Accounts receivable, less allowance for doubtful accounts of $1,328 and $771, respectively	96,928	96,885
Inventories	26,114	28,080
Prepaid expenses	14,642	14,276
Deferred income taxes	25,412	25,412
Other	18,355	22,941
Total current assets	292,328	256,890
Property, equipment, land and leasehold improvements, net	3,331,537	3,362,585
Investment in unconsolidated business	9,166	9,773
Goodwill	1,992,742	1,996,259
Intangible assets, net	916,515	959,634
Deferred financing costs, net of accumulated amortization	30,548	32,037
Other	11,936	8,010
Total assets	$6,584,772	$6,625,188
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Due to manager-related party	$154,822	$4,858
Accounts payable	42,119	49,733
Accrued expenses	62,152	77,248
Current portion of long-term debt	28,187	27,655
Fair value of derivative instruments	29,499	32,111
Other	25,820	32,727
Total current liabilities	342,599	224,332
Long-term debt, net of current portion	1,940,406	2,364,866
Deferred income taxes	845,486	904,108
Fair value of derivative instruments	32,620	27,724
Other	139,828	133,990
Total liabilities	3,300,939	3,655,020
Commitments and contingencies	—	—
Members’ equity:
LLC interests, or shares, no par value; 500,000,000 authorized; 77,412,136 shares issued and outstanding at March 31, 2015 and 71,089,590 shares issued and outstanding at December 31, 2014	2,351,612	1,942,745
Additional paid in capital	21,447	21,447
Accumulated other comprehensive loss	(23,975)	(21,550)
Retained earnings	755,519	844,521
Total members’ equity	3,104,603	2,787,163
Noncontrolling interests	179,230	183,005
Total equity	3,283,833	2,970,168
Total liabilities and equity	$6,584,772	$6,625,188

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
($ in Thousands, Except Share and Per Share Data)

	Quarter Ended March 31, 2015	Quarter Ended March 31, 2014
Revenue
Service revenue	$326,002	$202,439
Product revenue	72,496	73,009
Financing and equipment lease income	—	747
Total revenue	398,498	276,195
Costs and expenses
Cost of services	133,417	112,954
Cost of product sales	39,127	50,239
Selling, general and administrative	70,653	55,464
Fees to manager-related party	165,273	8,994
Depreciation	57,422	12,154
Amortization of intangibles	47,971	8,765
Loss on disposal of assets	545	—
Total operating expenses	514,408	248,570
Operating (loss) income	(115,910)	27,625
Other income (expense)
Dividend income	531	—
Interest income	6	64
Interest expense(1)	(31,521)	(14,011)
Equity in earnings and amortization charges of investee	—	14,287
Other income, net	1,046	681
Net (loss) income before income taxes	(145,848)	28,646
Benefit (provision) for income taxes(2)	55,333	(8,486)
Net (loss) income	$(90,515)	$20,160
Less: net loss attributable to noncontrolling interests	(1,513)	(206)
Net (loss) income attributable to MIC LLC	$(89,002)	$20,366
Basic (loss) income per share attributable to MIC LLC	$(1.22)	$0.36
Weighted average number of shares outstanding: basic	73,150,111	56,369,295
Diluted (loss) income per share attributable to MIC LLC	$(1.22)	$0.36
Weighted average number of shares outstanding: diluted	73,150,111	56,382,205
Cash dividends declared per share	$1.07	$0.9375

(1)	Interest expense includes losses on derivative instruments of $12.9 million and $5.3 million for the quarters ended March 31, 2015 and 2014, respectively, of which net loss of $239,000 was reclassified from accumulated other comprehensive loss for the quarter ended March 31, 2014.
(2)	Includes $95,000 of benefit for income taxes from accumulated other comprehensive loss reclassification for the quarter ended March 31, 2014.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
($ in Thousands)

	Quarter Ended March 31, 2015	Quarter Ended March 31, 2014
Net (loss) income	$(90,515)	$20,160
Other comprehensive loss, net of taxes:
Reclassification of realized losses of derivatives into earnings(1)	—	150
Translation adjustment(2)	(4,051)	(285)
Other comprehensive loss	(4,051)	(135)
Comprehensive (loss) income	$(94,566)	$20,025
Less: comprehensive loss attributable to noncontrolling interests	(3,139)	(134)
Comprehensive (loss) income attributable to MIC LLC	$(91,427)	$20,159

(1)	Reclassification of realized losses of derivatives is composed of (i) pre-tax derivative losses into interest expense of $239,000 and the related tax benefit of $95,000 in the consolidated condensed statement of operations; and (ii) pre-tax derivative losses of $10,000 as an adjustment to investment in unconsolidated business and an adjustment to deferred taxes of $4,000 in the consolidated condensed balance sheet for the quarter ended March 31, 2014.
(2)	Translation adjustment is presented net of taxes of $1.7 million and $154,000 for the quarters ended March 31, 2015 and 2014, respectively.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in Thousands)

	Quarter Ended March 31, 2015	Quarter Ended March 31, 2014
Operating activities
Net (loss) income	$(90,515)	$20,160
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	57,422	13,858
Amortization of intangible assets	47,971	8,765
Loss on disposal of assets	453	—
Equity in earnings and amortization charges of investee	—	(14,287)
Equity distributions from investee	—	8,127
Amortization of debt financing costs	1,615	1,041
Adjustments to derivative instruments	2,833	1,094
Base management fees to be settled/settled in shares	16,545	8,994
Performance fees to be settled in shares	148,728	—
Equipment lease receivable, net	—	996
Deferred rent	233	50
Deferred taxes	(56,138)	6,439
Other non-cash expenses, net	745	692
Changes in other assets and liabilities, net of acquisitions:
Restricted cash	669	14,643
Accounts receivable	222	(6,431)
Inventories	2,087	1,973
Prepaid expenses and other current assets	5,901	(492)
Due to manager – related party	(88)	(116)
Accounts payable and accrued expenses	(18,153)	(4,166)
Income taxes payable	(853)	(69)
Pension contribution	—	(310)
Other, net	(2,661)	(1,884)
Net cash provided by operating activities	117,016	59,077
Investing activities
Acquisitions of businesses and investments, net of cash acquired	(18,137)	(1,052)
Purchases of property and equipment	(25,481)	(21,613)
Other, net	544	52
Net cash used in investing activities	(43,074)	(22,613)

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY LLC

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS – (continued)
(Unaudited)
($ in Thousands)

	Quarter Ended March 31, 2015	Quarter Ended March 31, 2014
Financing activities
Proceeds from long-term debt	$29,000	$4,884
Payment of long-term debt	(452,628)	(11,084)
Proceeds from the issuance of shares	487,937	—
Dividends paid to shareholders	(78,075)	(51,469)
Distributions paid to noncontrolling interests	(1,000)	(656)
Offering and equity raise costs paid	(15,964)	(5)
Debt financing costs paid	—	(1,050)
Proceeds from the issuance of shares pursuant to MIC Direct	95	72
Change in restricted cash	11,047	(1,506)
Payment of capital lease obligations	(758)	(454)
Net cash used in financing activities	(20,346)	(61,268)
Effect of exchange rate changes on cash and cash equivalents	(298)	—
Net change in cash and cash equivalents	53,298	(24,804)
Cash and cash equivalents, beginning of period	48,014	233,373
Cash and cash equivalents, end of period	$101,312	$208,569
Supplemental disclosures of cash flow information
Non-cash investing and financing activities:
Accrued equity offering costs	$349	$1
Accrued financing costs	$126	$—
Accrued purchases of property and equipment	$5,239	$1,797
Acquisition of equipment through capital leases	$398	$—
Issuance of shares to manager for base management fees	$15,221	$8,777
Conversion of convertible senior notes to shares	$2	$—
Conversion of construction loan to term loan	$—	$60,360
Distributions payable to noncontrolling interests	$75	$128
Taxes paid	$1,657	$2,116
Interest paid	$26,887	$11,351

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

The Company owns its businesses through its direct wholly-owned subsidiary, Macquarie Infrastructure Company Inc., or MIC Inc. The Company’s businesses operate predominantly in the United States and consist of the following:

•	International-Matex Tank Terminals (“IMTT”): a bulk liquid terminals business that provides bulk liquid storage, handling and other services at ten marine terminals in the United States and two in Canada and is one of the larger participants in this industry in the U.S., based on storage capacity;
•	Atlantic Aviation: a network of aviation fixed-base operations (“FBOs”) that provide fuel, terminal, aircraft hangaring and other services primarily to owners and operators of general aviation (“GA”) aircraft at 69 airports in the U.S.;
•	Contracted Power and Energy (“CP&E”) Segment: controlling interests in solar, wind and gas-fired power generation facilities in the U.S.; and
•	Hawaii Gas: a gas energy company processing and distributing gas and providing related services in Hawaii.

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

The consolidated balance sheet at December 31, 2014 has been derived from audited financial statements but does not include all of the information and notes required by GAAP for complete financial statements. Certain reclassifications were made to the financial statements for the prior period to conform to current period presentation.

The interim financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 18, 2015. Operating results for the quarter ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any future interim periods.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

2. Basis of Presentation  – (continued)

Use of Estimates

The preparation of unaudited consolidated condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure related thereto at the date of the unaudited consolidated condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates these estimates and assumptions on an ongoing basis.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited interim consolidated condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

Recently Issued Accounting Standards

On April 7, 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments. The guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed. The standard must be applied retrospectively to all prior periods presented. The Company will include appropriate disclosures related to debt issuance costs in accordance with the standard when it adopts the provisions of this ASU.

On February 18, 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (“VIE”), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The ASU significantly changes how to evaluate voting rights for entities that are not similar to limited partnerships when determining whether the entity is a VIE, which may affect entities for which the decision making rights are conveyed through a contractual arrangement. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is allowed, including early adoption in an interim period. A reporting enterprise may apply a modified retrospective approach or full retrospective application. The Company has not yet determined the effect of the standard on its ongoing financial reporting.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

3. (Loss) Income per Share

Following is a reconciliation of the basic and diluted number of shares used in computing (loss) income per share:

	Quarter Ended March 31,
	2015	2014
Weighted average number of shares outstanding: basic	73,150,111	56,369,295
Dilutive effect of restricted stock unit grants and convertible senior notes	—	12,910
Weighted average number of shares outstanding: diluted	73,150,111	56,382,205

Restricted stock unit grants totaling 12,525 provided to the independent directors on May 21, 2014, which will vest during the second quarter of 2015, and 4,127,970 shares related to the convertible senior notes that were issued on July 15, 2014 would have been anti-dilutive due to the Company’s net loss for the quarter ended March 31, 2015.

The effect of potentially dilutive shares for the quarter ended March 31, 2014 is calculated assuming that the 12,910 restricted stock unit grants provided to the independent directors on May 20, 2013, which vested during the second quarter of 2014, had been fully converted to shares on the grant date.

4. Acquisitions

In 2014, the Company acquired controlling interests in wind power generation facilities, consisting of Brahms Wind, LLC, Exergy Idaho Holdings, LLC and Idaho Wind Partners 1, LLC (collectively the “2014 wind power generation facilities”), for a combined purchase price of $103.3 million. These wind farms have a total of 134 turbines located in New Mexico and Idaho and have a total wind power generation capacity of 203 megawatts of electricity. The Company entered into LLC agreements with the noncontrolling interest co-investors whose interests in these projects are reflected in noncontrolling interests in the consolidated condensed financial statements.

During the first quarter of 2015, the Company completed the purchase price allocation associated with the acquisitions. Substantially all of the purchase price has been allocated to the wind turbines, which have a fair value of $313.4 million, and is primarily offset by $163.9 million of amortizing term loan debt and noncontrolling interests. The fair value was determined using various valuation techniques, including the market approach, income approach and/or cost approach.

For the year ended December 31, 2014, the Company recorded transaction related costs of $2.0 million in selling, general and administrative expenses for these investments. Had the acquisitions occurred as of January 1, 2014, the consolidated results of operations would not have been materially different.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

5. Property, Equipment, Land and Leasehold Improvements

Property, equipment, land and leasehold improvements at March 31, 2015 and December 31, 2014 consist of the following ($ in thousands):

	March 31, 2015	December 31, 2014
Land	$271,890	$272,110
Easements	131	131
Buildings	40,921	40,730
Leasehold and land improvements	431,597	439,962
Machinery and equipment	2,819,393	2,810,531
Furniture and fixtures	28,828	28,664
Construction in progress	81,904	72,241
	3,674,664	3,664,369
Less: accumulated depreciation	(343,127)	(301,784)
Property, equipment, land and leasehold improvements, net	$3,331,537	$3,362,585

During the quarter ended March 31, 2015, Atlantic Aviation reassessed the useful lives for its leasehold and land improvements related to leases at certain airports to generally match these useful lives with the remaining lease terms plus extensions under Atlantic Aviation’s control. This change will generally accelerate depreciation expense at the affected sites. As a result of this reassessment, the business performed an impairment analysis related to its leasehold and land improvements and recorded an impairment of $2.8 million, which is included in depreciation expense. In addition, the change in useful life resulted in increased depreciation expense of $1.1 million during the quarter.

In addition, during the quarter ended March 31, 2015, an impairment charge of $4.2 million was recorded due to a change in the current lease contract at one of the bases. This amount is included in depreciation expense.

6. Intangible Assets

Intangible assets at March 31, 2015 and December 31, 2014 consist of the following ($ in thousands):

	March 31, 2015	December 31, 2014
Contractual arrangements	$830,525	$873,406
Non-compete agreements	9,665	9,665
Customer relationships	341,457	342,232
Leasehold rights	350	350
Trade names	16,091	16,091
Technology	8,760	8,760
	1,206,848	1,250,504
Less: accumulated amortization	(290,333)	(290,870)
Intangible assets, net	$916,515	$959,634

During the quarter ended March 31, 2015, Atlantic Aviation reassessed the useful lives for its contractual arrangements related to leases at certain airports to generally match these useful lives with the remaining lease terms plus extensions under Atlantic Aviation’s control. This change will generally accelerate amortization expense at the affected sites. As a result of this reassessment, the business performed an impairment analysis related to its contractual arrangements and recorded an impairment of $13.5 million, which is included in amortization expense. In addition, the change in useful life resulted in increased amortization expense of $4.3 million during the quarter.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

6. Intangible Assets  – (continued)

In addition, during the quarter ended March 31, 2015, an impairment charge of $17.8 million was recorded due to a change in the current lease contract at one of the bases. This amount is included in amortization expense.

The goodwill balance as of March 31, 2015 is comprised of the following ($ in thousands):

Goodwill acquired in business combinations, net of disposals, at December 31, 2014	$2,120,424
Less: accumulated impairment charges	(123,200)
Less: other	(965)
Balance at December 31, 2014	1,996,259
Add: goodwill related to 2015 acquisition	3,444
Less: purchase accounting adjustments related to 2014 acquisition	(6,241)
Less: other	(720)
Balance at March 31, 2015	$1,992,742

The Company tests for goodwill impairment at the reporting unit level on an annual basis on October 1st of each year and between annual tests if a triggering event indicates impairment. There were no triggering events indicating impairment for the quarter ended March 31, 2015.

7. Long-Term Debt

At March 31, 2015 and December 31, 2014, the Company’s consolidated long-term debt comprised the following ($ in thousands):

	March 31, 2015	December 31, 2014
IMTT	$533,146	$953,061
Atlantic Aviation	609,650	611,328
CP&E	295,799	298,132
Hawaii Gas	180,000	180,000
MIC Corporate	349,998	350,000
Total	1,968,593	2,392,521
Less: current portion	(28,187)	(27,655)
Long-term portion	$1,940,406	$2,364,866

During the quarter ended March 31, 2015, using the proceeds from the March 2015 underwritten public offering, the Company repaid IMTT’s U.S. revolving credit facility in full. There were no amounts drawn on the U.S. revolving credit facilities at IMTT, Atlantic Aviation, Hawaii Gas and at MIC Corporate at March 31, 2015.

On April 1, 2015, the Company borrowed $155.0 million on the MIC Corporate senior secured revolving credit facility to partially fund the Bayonne Energy Center (“BEC”) acquisition. See Note 14, “Subsequent Events”, for further discussion on BEC. On May 1, 2015, MIC increased the size of its revolving credit facility from $250.0 million to $360.0 million with all terms remaining the same. At May 4, 2015, the MIC revolving credit facility had $205.0 million undrawn. In addition, revolving credit facilities at IMTT (U.S.), Atlantic Aviation and Hawaii Gas remain undrawn on May 4, 2015.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

8. Derivative Instruments and Hedging Activities

Interest Rate Swap Contracts

The Company and certain of its businesses have in place variable-rate debt. Management believes that it is prudent to limit the variability of a portion of the business’ interest payments. To meet this objective, the Company enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk on a portion of its debt with a variable-rate component. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt for the portion of the debt that is swapped. At March 31, 2015, the Company had $2.0 billion of current and long-term debt, $1.1 billion of which was economically hedged with interest rate contracts, $612.3 million fixed rate debt and $297.9 million of which was unhedged.

The Company elected to discontinue hedge accounting in 2009. In prior periods, when the Company applied hedge accounting, changes in the fair value of derivatives that effectively offset the variability of cash flows on the Company’s debt interest obligations were recorded in other comprehensive income or loss. From the dates that hedge accounting was discontinued, all movements in the fair value of the interest rate swaps are recorded directly through earnings. As interest payments are made, a portion of the other comprehensive loss recorded under hedge accounting was also reclassified into earnings. At December 31, 2014, the other comprehensive loss was fully amortized.

The interest rate on IMTT’s borrowings under the tax-exempt bonds and the U.S. revolving credit facility floats at LIBOR plus a fixed margin. At March 31, 2015, IMTT has two interest rate swap contracts that fix the floating rates on these facilities. The interest rate swap related to the tax-exempt bond has a $215.0 million notional value that expires in June 2017 and fixes the floating rate at 3.662%. The interest rate swap related to the U.S. revolving credit facility has a $200.0 million notional value that expires in March 2017 and fixes the floating rate at 5.507%.

Atlantic Aviation entered into amortizing term loan facilities that floats at LIBOR plus 2.50%, with a minimum LIBOR of 0.75%. Atlantic Aviation entered into amortizing interest rate swap contracts that expire on July 31, 2019. The amortization on the interest rate swap contracts are scheduled to equal the total principal balance on the amortizing term loan facilities, resulting in the total outstanding principal balance to be 100% hedged. This effectively fixes the interest rate on the term loan facilities through the maturity of the interest rate swap contracts at a weighted average of 4.63%.

One of the wind power generation facilities acquired in 2014 has an amortizing term loan that matures in December 2027. The interest rate on the outstanding debt balance floats at LIBOR plus a fixed margin. The floating rate has been fixed using amortizing interest rate swap contracts that are scheduled to equal the total principal balance outstanding on the term loan facility until maturity in December 2027, resulting in the principal balance on the term loans to be 100% hedged. At March 31, 2015, the weighted average of the interest rate from the outstanding swaps is effectively fixed at 5.822%.

Hawaii Gas has an $80.0 million term loan that floats at LIBOR plus 2.25% and has effectively been fixed at 2.89% using an interest rate swap through August 8, 2016, maturity of the swap.

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

The Company’s fair value measurements of its derivative instruments and the related location of the assets and liabilities associated with the hedging instruments within the consolidated condensed balance sheets at March 31, 2015 and December 31, 2014 were as follows ($ in thousands):

	Assets (Liabilities) at Fair Value(1)
	Derivative Contracts Not Designated as Hedging Instruments
Balance Sheet Location	March 31, 2015	December 31, 2014
Fair value of derivative instruments – non-current assets(2)	$36	$584
Total derivative contracts – assets(2)	$36	$584
Fair value of derivative instruments – current liabilities(2)(3)	$(29,499)	$(32,111)
Fair value of derivative instruments – non-current liabilities(2)	(32,620)	(27,724)
Total derivative contracts – liabilities(2)(3)	$(62,119)	$(59,835)

(1)	Fair value measurements at reporting date were made using significant other observable inputs (“level 2”).
(2)	Derivative contracts represent interest rate swaps.
(3)	Derivative contracts include commodity hedges.

The Company’s hedging activities for the quarters ended March 31, 2015 and 2014 and the related location within the consolidated condensed statements of operations were as follows ($ in thousands):

	Derivatives Not Designated as Hedging Instruments
	Amount of Loss Recognized in Consolidated Condensed Statements of Operations for the Quarter Ended March 31,
Financial Statement Account	2015	2014
Interest expense – Interest rate cap	$—	$(1)
Interest expense – Interest rate swaps(1)	(12,919)	(5,332)
Cost of product sales – Commodity swaps	(18)	—
Total	$(12,937)	$(5,333)

(1)	Interest expense for the quarter ended March 31, 2014 includes $5.1 million of derivative losses and $239,000 for amounts reclassified from accumulated other comprehensive loss for the interest rate swap contracts.

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

MIC Direct

The Company maintains a dividend reinvestment/direct stock purchase program, named “MIC Direct”, that allows for the issuance of up to 1.0 million additional shares to participants in this program. At March 31, 2015, 993,501 shares remained unissued under MIC Direct. The Company may also choose to fill requests for reinvestment of dividends or share purchases through MIC Direct via open market purchases.

Equity Offerings

On April 8, 2013, the Company filed an automatic shelf registration statement on Form S-3 (“shelf”) with the Securities and Exchange Commission to issue and sell an indeterminate amount of its shares and debt securities in one or more future offerings.

On July 15, 2014, the Company completed an underwritten public offering of 10,000,000 shares pursuant to the shelf and an additional 1,500,000 shares pursuant to the exercise of the underwriters’ over-allotment option. The Company received proceeds from the offering of $739.2 million, net of underwriting fees and expenses, which were used to partially fund the acquisition of the remaining 50% interest of IMTT that it did not previously own (“IMTT Acquisition”) and for general corporate purposes.

On March 2, 2015, the Company completed an underwritten public offering of 5,312,500 shares pursuant to the shelf. On March 12, 2015, an additional 796,875 shares were offered pursuant to the exercise of the underwriters’ over-allotment option. The proceeds from the offering of $471.6 million, net of underwriting fees and expenses, were partially used to fund the acquisition of BEC on April 1, 2015 and for general corporate purposes.

Accumulated Other Comprehensive Loss

The following represents the changes and balances to the components of accumulated other comprehensive loss for the quarters ended March 31, 2015 and 2014 ($ in thousands):

	Cash Flow Hedges, net of taxes(1)	Post-Retirement Benefit Plans, net of taxes	Translation Adjustment, net of taxes(2)	Total Accumulated Other Comprehensive Loss, net of taxes	Noncontrolling Interests	Total Members’ Accumulated Other Comprehensive Loss, net of taxes
Balance at December 31, 2013	$(636)	$(8,021)	$(46)	$(8,703)	$258	$(8,445)
Reclassification of realized losses of derivatives into earnings	150	—	—	150	(72)	78
Translation adjustment	—	—	(285)	(285)	—	(285)
Balance at March 31, 2014	$(486)	$(8,021)	$(331)	$(8,838)	$186	$(8,652)
Balance at December 31, 2014	$—	$(18,837)	$(4,859)	$(23,696)	$2,146	$(21,550)
Translation adjustment	—	—	(4,051)	(4,051)	1,626	(2,425)
Balance at March 31, 2015	$—	$(18,837)	$(8,910)	$(27,747)	$3,772	$(23,975)

(1)	Reclassification of realized losses of derivatives is composed of (i) pre-tax derivative losses into interest expense of $239,000 and the related tax benefit of $95,000 in the consolidated condensed statement of operations; and (ii) pre-tax derivative losses of $10,000 as an adjustment to investment in unconsolidated business and an adjustment to deferred taxes of $4,000 in the consolidated condensed balance sheet for the quarter ended March 31, 2014.
(2)	Translation adjustment is presented net of taxes of $1.7 million and $154,000 for the quarters ended March 31, 2015 and 2014, respectively.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments

At March 31, 2015, the Company’s businesses consist of four reportable segments: IMTT, Atlantic Aviation, CP&E and Hawaii Gas. Prior to July 16, 2014, the Company had a 50% investment in IMTT, which was accounted for under the equity method of accounting. Effective July 16, 2014, the date of the IMTT Acquisition, the Company consolidated the financial results of IMTT and IMTT became a reportable segment.

For the quarter ended March 31, 2014, the results of IMTT have been accounted for under the equity method of accounting. The Company recorded equity in earnings and amortization charges of investee of $14.3 million for the quarter ended March 31, 2014. This comprises the Company’s 50% share of IMTT’s net income offset by step-up depreciation and amortization charges in connection with the initial 50% investment in IMTT in May 2006.

The unaudited pro forma selected consolidated financial data set forth below gives effect to the IMTT Acquisition as if it had occurred as of January 1, 2014. The pro forma adjustments give effect to the IMTT Acquisition based upon the acquisition method of accounting in accordance with U.S. GAAP. The selected unaudited pro forma consolidated financial data is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods or results of operations that actually would have been realized had the Company and IMTT been consolidated during the period presented ($ in thousands):

Quarter Ended March 31, 2014
Revenue	$424,273
Net income attributable to MIC LLC(1)	33,313

(1)	The tax rate used to calculate net income attributable to MIC LLC was 35.0%.

Financial information for IMTT’s business as a whole for the quarter ended March 31, 2014, prior to the IMTT Acquisition, is presented below ($ in thousands):

As of, and for the Quarter Ended March 31, 2014(1)
Revenue	$148,078
Net income	$30,981
Interest expense, net	7,133
Provision for income taxes	21,102
Depreciation and amortization	18,274
Other non-cash expense	1,983
EBITDA excluding non-cash items(2)	$79,473
Capital expenditures paid	29,621
Property, equipment, land and leasehold improvements, net	1,275,656
Total assets	1,387,624

(1)	Amounts represents financial position of IMTT business prior to July 16, 2014, the date of the IMTT Acquisition.
(2)	EBITDA consists of earnings before interest, taxes, depreciation and amortization. Non-cash items that are excluded consist of impairments, derivative gains and losses and all other non-cash income and expense items.

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

Atlantic Aviation

The Atlantic Aviation business segment derives the majority of its revenues from fuel delivery services and from other airport services, including de-icing and aircraft hangarage. All of the revenue of Atlantic Aviation is generated at airports in the U.S., of which the Company currently operates 69. Revenue from Atlantic Aviation is included in service revenue.

CP&E

The CP&E business segment derives revenue from the contracted power generation, comprised of both solar and wind power generation facilities, and, through the date it was sold, the district energy business. Revenues from the solar and wind power generation facilities are included in product revenue and prior to August 21, 2014, the district energy business recorded revenues in service revenue and financing and equipment lease income. As of March 31, 2015, the Company has invested in five utility-scale solar photovoltaic power generation facilities and two wind power generation facilities located in the United States. These facilities have an aggregate generating capacity of 260 megawatts of wholesale electricity to utilities. These facilities sell substantially all of the electricity generated, subject to agreed upon pricing formulas, to electric utilities pursuant to long-term (typically 20 – 25 years) PPAs.

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

The Company has certain rights to make decisions over the management and operations of the five solar power generation facilities and the two wind power generation facilities located in the U.S. The Company has determined that it is appropriate to consolidate these projects, with the co-investors’ interest reflected as “noncontrolling interest” in the consolidated condensed financial statements.

Hawaii Gas

Revenue from Hawaii Gas is included in product revenue. Revenue is generated from the distribution and sales of synthetic natural gas (“SNG”) and liquefied petroleum gas (“LPG”). Revenue is primarily a function of the volume of SNG and LPG consumed by customers and the price per thermal unit or gallon charged to customers. Because both SNG and LPG are derived from petroleum, revenue levels, without organic growth, will generally track global oil prices.

All of the business segments are managed separately and management has chosen to organize the Company around the distinct products and services offered.

Selected information by segment is presented in the following tables. The tables include financial data of IMTT for the quarter ended March 31, 2015 but do not include financial data of the Company’s equity investment in IMTT for the quarter ended March 31, 2014.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

Revenue from external customers for the Company’s consolidated reportable segments was as follows ($ in thousands):

	Quarter Ended March 31, 2015
	IMTT	Atlantic Aviation	Contracted Power and Energy	Hawaii Gas	Total Reportable Segments
Service revenue	$138,061	$187,941	$—	$—	$326,002
Product revenue	—	—	11,832	60,664	72,496
Total revenue	$138,061	$187,941	$11,832	$60,664	$398,498

	Quarter Ended March 31, 2014
	Atlantic Aviation	Contracted Power and Energy	Hawaii Gas	Total Reportable Segments
Service revenue	$193,961	$8,478	$—	$202,439
Product revenue	—	3,658	69,351	73,009
Financing and equipment lease income	—	747	—	747
Total revenue	$193,961	$12,883	$69,351	$276,195

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

	Quarter Ended March 31, 2015
	IMTT	Atlantic Aviation	Contracted Power and Energy	Hawaii Gas	Total Reportable Segments
Net income (loss)	$20,274	$(1,627)	$(3,539)	$8,855	$23,963
Interest expense, net	6,906	13,085	6,338	1,943	28,272
Provision (benefit) for income taxes	14,089	(15,639)	(818)	5,532	3,164
Depreciation	33,115	14,999	7,266	2,042	57,422
Amortization of intangibles	2,764	44,716	179	312	47,971
Loss on disposal of assets	—	453	—	—	453
Other non-cash expense (income)	1,256	272	(2,941)	(1,830)	(3,243)
EBITDA excluding non-cash items	$78,404	$56,259	$6,485	$16,854	$158,002

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

	Quarter Ended March 31, 2014
	Atlantic Aviation	Contracted Power and Energy	Hawaii Gas	Total Reportable Segments
Net income (loss)	$10,555	$(1,415)	$6,195	$15,335
Interest expense, net	9,565	2,645	1,787	13,997
Provision for income taxes	4,915	599	4,027	9,541
Depreciation(1)	6,802	5,110	1,946	13,858
Amortization of intangibles	8,131	322	312	8,765
Other non-cash expense (income)	68	(765)	724	27
EBITDA excluding non-cash items	$40,036	$6,496	$14,991	$61,523

(1)	Depreciation includes depreciation expense for the district energy business, a component of the CP&E segment prior to the Company’s divestiture of the business on August 21, 2014, which was reported in cost of services in the consolidated condensed statements of operations.

Reconciliation of total reportable segments’ EBITDA excluding non-cash items to consolidated net (loss) income before income taxes are as follows ($ in thousands):

	Quarter Ended March 31,
	2015	2014
Total reportable segments EBITDA excluding non-cash items(1)	$158,002	$61,523
Interest income	6	64
Interest expense	(31,521)	(14,011)
Depreciation(2)	(57,422)	(13,858)
Amortization of intangibles	(47,971)	(8,765)
Loss on disposal of assets	(453)	—
Selling, general and administrative – corporate	(2,946)	(1,046)
Fees to manager-related party	(165,273)	(8,994)
Equity in earnings and amortization charges of investee(1)	—	14,287
Other income (expense), net	1,730	(554)
Total consolidated net (loss) income before income taxes	$(145,848)	$28,646

(1)	For the quarter ended March 31, 2015, total reportable segments’ EBITDA excluding non-cash items includes the results of IMTT’s EBITDA excluding non-cash items. Prior to July 16, 2014, the date of the IMTT Acquisition, MIC accounted for its 50% investment in IMTT under the equity method of accounting. As such, MIC’s 50% share of IMTT’s net income was reported in equity in earnings and amortization charges of investee in the above table for the quarter ended March 31, 2014.
(2)	Depreciation includes depreciation expense for the district energy business, a component of the CP&E segment prior to the Company’s divestiture of the business on August 21, 2014, which was reported in cost of services in the consolidated condensed statements of operations.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

Capital expenditures for the Company’s reportable segments were as follows ($ in thousands):

	Quarter Ended March 31,
	2015	2014
IMTT	$11,869	$—
Atlantic Aviation	8,223	8,725
Contracted Power and Energy	—	9,323
Hawaii Gas	5,389	3,565
Total	$25,481	$21,613

Property, equipment, land and leasehold improvements, goodwill and total assets for the Company’s reportable segments as of March 31st were as follows ($ in thousands):

	Property, Equipment, Land and Leasehold Improvements		Goodwill		Total Assets
	2015	2014	2015	2014	2015	2014
IMTT	$2,238,946	$—	$1,411,629	$—	$4,033,375	$—
Atlantic Aviation	329,422	284,099	460,920	376,204	1,511,233	1,381,448
Contracted Power and Energy	562,007	384,704	—	17,946	600,124	487,203
Hawaii Gas	201,162	185,884	120,193	120,193	382,486	400,040
Total	$3,331,537	$854,687	$1,992,742	$514,343	$6,527,218	$2,268,691

Reconciliation of reportable segments’ total assets to consolidated total assets ($ in thousands):

	As of March 31,
	2015	2014
Total assets of reportable segments	$6,527,218	$2,268,691
Investment in unconsolidated business	—	89,434
Corporate and other	57,554	102,513
Total consolidated assets	$6,584,772	$2,460,638

11. Related Party Transactions

Management Services

At March 31, 2015 and December 31, 2014, the Manager held 4,879,020 shares and 4,667,105 shares, respectively, of the Company. Pursuant to the terms of the management services agreement, or Management Agreement, the Manager may sell these shares at any time. Under the Management Agreement, the Manager, at its option, may reinvest performance fees and base management fees in shares of the Company.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

11. Related Party Transactions  – (continued)

Since January 1, 2014, the Company paid the Manager cash dividends on shares held for the following periods:

Declared	Period Covered	$ per Share	Record Date	Payable Date	Cash Paid to Manager (in thousands)
April 30, 2015	First quarter 2015	$1.07	May 14, 2015	May 19, 2015	$(1)
February 17, 2015	Fourth quarter 2014	$1.02	March 2, 2015	March 5, 2015	$4,905
October 27, 2014	Third quarter 2014	$0.98	November 10, 2014	November 13, 2014	$4,438
July 3, 2014	Second quarter 2014	$0.95	August 11, 2014	August 14, 2014	$3,402
April 28, 2014	First quarter 2014	$0.9375	May 12, 2014	May 15, 2014	$3,180
February 18, 2014	Fourth quarter 2013	$0.9125	March 3, 2014	March 6, 2014	$2,945

(1)	The amount of dividend payable to the Manager for the first quarter of 2015 will be determined on May 14, 2015, the record date.

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

In accordance with the Management Agreement, the Manager is entitled to a monthly base management fee based primarily on the Company’s market capitalization, and potentially a quarterly performance fee, based on the performance of the Company’s stock relative to a U.S. utilities index. For the quarters ended March 31, 2015 and 2014, the Company incurred base management fees of $16.5 million and $9.0 million, respectively. In addition, for the quarter ended March 31, 2015, the Company incurred a performance fee of $148.7 million. For the quarter ended March 31, 2014, the Manager did not earn a performance fee.

The unpaid portion of the base management fees and performance fees, if any, at the end of each reporting period is included in due to manager-related party in the consolidated condensed balance sheets. The following table shows the Manager’s election to reinvest its base management fees and performance fees, if any, in additional shares, except as noted:

Period	Base Management Fee Amount ($ in thousands)	Performance Fee Amount ($ in thousands)	Shares Issued
2015 Activities:
First quarter 2015	$16,545	$148,728	2,068,038	(1)
2014 Activities:
Fourth quarter 2014	$14,192	$—	208,122
Third quarter 2014	13,915	116,586	947,583	(2)
Second quarter 2014	9,535	4,960	243,329
First quarter 2014	8,994	—	164,546

(1)	The Manager elected to reinvest the first quarter of 2015 base management fees and performance fee in shares. The Company issued 2,068,038 shares, of which 1,925,894 shares were issued in April 2015 for the March 2015 base management fee and the performance fee for the quarter ended March 31, 2015.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

11. Related Party Transactions  – (continued)

(2)	In October 2014, the Board requested, and the Manager agreed, that $65.0 million of the performance fee be settled in cash using the proceeds from the sale of the district energy business in order to minimize dilution. The remainder of the fee of $51.6 million was reinvested in additional shares of MIC.

The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its base management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries, income taxes, audit and legal fees, acquisitions and dispositions and its compliance with applicable laws and regulations. During the quarters ended March 31, 2015 and 2014, the Manager charged the Company $88,000 and $72,000, respectively, for reimbursement of out-of-pocket expenses. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in due to manager-related party in the consolidated condensed balance sheets.

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

The district energy business’ credit facility was scheduled to mature in September 2014. The Company engaged MCUSA to assist in identifying and analyzing various alternatives for paying these obligations prior to maturity and obtaining other credit facilities. In August 2014, the Company paid $1.6 million to MCUSA for such services upon closing of the sale of district energy business.

In March 2015 and July 2014, the Company completed underwritten public offerings of 6,109,375 shares and 11,500,000 shares. In both offerings, MCUSA served as a joint book-running manager and an underwriter and received $2.3 million and $3.0 million, respectively, from the Company for such services.

In July 2014, the Company also completed underwritten public offering of $350.0 million aggregate principal amount of convertible senior notes. MCUSA served as a joint book-running manager and an underwriter and received $1.1 million from the Company for such services.

On January 22, 2014, Atlantic Aviation entered into an incremental $100.0 million term loan facility under the AA Credit Agreement. The Company engaged MCUSA as Joint Bookrunner and paid $16,000 in fees during January 2014.

In December 2013, Atlantic Aviation entered into an equity bridge loan for $70.0 million, of which $35.0 million was provided by MIHI LLC, an entity within the Macquarie Group. The Company engaged MCUSA as Joint Bookrunner and Joint Lead Arranger. This equity bridge loan was never drawn by the business and subsequently cancelled. During the quarter ended March 31, 2014, Atlantic Aviation incurred and paid $88,000 in commitment fees to MCUSA related to this equity bridge loan.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

11. Related Party Transactions  – (continued)

Long-Term Debt

Atlantic Aviation’s $70.0 million revolving credit facility is provided by various financial institutions, including MBL which provides $15.7 million. At March 31, 2015 and December 31, 2014, the revolving credit facility remained undrawn. For the quarters ended March 31, 2015 and 2014, Atlantic Aviation incurred $28,000 and $26,000, respectively, in commitment fees related to MBL’s portion of the revolving credit facility.

In July 2014, the Company entered into a credit agreement at the holding company that provides a five-year, $250.0 million senior secured first lien revolving credit facility, of which $50.0 million is committed by MIHI LLC. Upon closing, the Company paid MIHI LLC $250,000 in fees. For the quarter ended March 31, 2015, the Company incurred and paid $34,000 in commitment fees related to MIHI LLC’s portion of the revolving credit facility. At December 31, 2014, $36,000 was included in accounts payable in the consolidated condensed balance sheet.

Other Transactions

Macquarie, through the Macquarie Insurance Facility (“MIF”), has an aggregated insurance buying program. By combining the insurance premiums of Macquarie owned and managed funds, MIF has been able to deliver very competitive terms to businesses that participate in the facility. MIF earns a commission from the insurers. No payments were made to MIF by the Company during the quarters ended March 31, 2015 and 2014. In February 2015, the Company renewed its Directors and Officers liability insurance utilizing several of the MIF insurers.

IMTT, Atlantic Aviation, CP&E and Hawaii Gas purchase and renew property and casualty insurance coverage on an ongoing basis from insurance underwriters who then pay commissions to MIF. For the quarters ended March 31, 2015 and 2014, no payments were made directly to MIF for property and casualty insurance.

During the first quarter of 2015, Macquarie Capital Markets Canada Ltd, an indirect subsidiary of Macquarie Group Limited, used Atlantic Aviation’s charter jet business and incurred $18,000 for this service. At March 31, 2015, Atlantic Aviation recorded this amount in accounts receivable in the consolidated condensed balance sheet.

In July 2014, in connection with the acquisition of the remaining interest of IMTT, the Company purchased insurance from an insurance underwriter who then paid commission to MIF. No payments were made directly to MIF for representations and warranties insurance.

Atlantic Aviation entered into a copiers lease agreement with Macquarie Equipment Finance (“MEF”), an indirect subsidiary of Macquarie Group Limited. For the quarters ended March 31, 2015 and 2014, Atlantic Aviation incurred $2,000 and $6,000, respectively, in lease expense on these copiers. As of March 31, 2015, the contract with MEF expired and there were no amounts due to MEF.

Hawaii Gas entered into licensing agreements with Utility Service Partners, Inc. and America’s Water Heater Rentals, LLC, both indirect subsidiaries of Macquarie Group Limited, to enable these entities to offer products and services to Hawaii Gas’s customer base. No payments were made under these arrangements during the quarters ended March 31, 2015 and 2014.

In addition, the Company and several of its subsidiaries have entered into a licensing agreement with the Macquarie Group related to the use of the Macquarie name and trademark. The Macquarie Group does not charge the Company any fees for this license.

MACQUARIE INFRASTRUCTURE COMPANY LLC

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Income Taxes

The Company expects to incur federal consolidated taxable income for the year ending December 31, 2015, which will be fully offset by the Company’s net operating loss (“NOL”) carryforwards. The Company believes that it will be able to utilize all of its federal prior year NOLs, which will begin to expire after 2021 and completely expire after 2034. During the quarter ended March 31, 2015, the Company recorded an increase of approximately $600,000 to the valuation allowance attributable to certain state NOLs.

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

14. Subsequent Events

MIC Revolving Credit Facility

On May 1, 2015, MIC increased the size of its revolving credit facility from $250.0 million to $360.0 million with all terms remaining the same. The facility had $155.0 million drawn and $205.0 million undrawn at May 4, 2015.

Dividend

On April 30, 2015, the Board of Directors declared a dividend of $1.07 per share for the quarter ended March 31, 2015, which is expected to be paid on May 19, 2015 to holders of record on May 14, 2015.

CP&E — BEC Acquisition

On April 1, 2015, the Company completed the acquisition of a 100% interest in BEC for a purchase price of $724.3 million (subject to post-closing working capital adjustments), which consists of $215.2 million in cash and the assumption of $509.1 million of debt, excluding transaction costs. The Company funded the cash consideration for the acquisition by drawing on the MIC Corporate senior secured revolving credit facility and using cash on hand from the March 2015 equity offering. BEC is a 512 megawatt natural gas-fired power generating facility located in Bayonne, New Jersey, adjacent to IMTT’s Bayonne facility. BEC has tolling agreements with a creditworthy off-taker for 62.5% of its energy generating capacity to the New York City power market via a dedicated transmission cable under New York Harbor. The tolling agreements have a weighted average remaining life of approximately 13 years.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

There have been no changes to legal proceedings set forth under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on February 18, 2015.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on February 18, 2015, except for the following:

Risk Related to the Conversion

If the Conversion is consummated, the benefits expected to be obtained from the Conversion may not be achieved.

If the Conversion is consummated, the benefits expected to be obtained from the Conversion may not be achieved. For example, the Conversion may not result in our inclusion in certain stock market indices, such as the S&P indices and the Russell indices that we may be eligible for as a corporation following the Conversion. Inclusion in such indices may not result in an increased demand for our securities, and we may not have greater access to capital. The Conversion also may not increase our ability to retain our current directors or attract and retain new directors.

The Conversion may not be consummated on a timely basis or at all. Failure to consummate the Conversion could negatively impact the market price of the shares and our future business and financial results.

We cannot assure you that the Conversion will be approved by our shareholders or that the other conditions to the consummation of the Conversion will be satisfied or waived. If the Conversion is not consummated, we will not receive any of the expected benefits of the Conversion and will be subject to risks and/or liabilities, including the following:

•	failure to consummate the Conversion might be followed by a decline in the market price of our shares;
•	certain costs relating to the Conversion (such as legal and accounting fees) will be payable by us regardless of whether the Conversion is consummated; and
•	the proposed Conversion may disrupt our business and distract our management and employees from day-to-day operations, because work related to the Conversion requires substantial time and resources, which could otherwise have been devoted to other business opportunities for our benefit.

The rights of holders of our shares who become holders of common stock upon the effective time of the Conversion will be governed by our new certificate of incorporation and bylaws, and certain rights of holders of common stock may be less favorable than those rights granted to holders of our shares pursuant to our current operating agreement.

Holders of our shares who receive common stock in the Conversion will become subject to the General Corporation Law of the State of Delaware, and will be governed by our certificate of incorporation and bylaws, rather than our current operating agreement. As a result, there will be differences between the current rights of the holders of shares under the operating agreement, as compared to the rights they will have as holders of common stock under the certificate of incorporation and the bylaws, and certain rights of holders of common stock may be less favorable than those rights granted to holders of our shares. For example, the certificate of incorporation states that the Court of Chancery of the State of Delaware will be the sole and exclusive forum to bring derivative claims, fiduciary claims and internal affairs actions.

If the Preferred Stock Proposal is consummated, preferred stock could be issued with rights, preferences and privileges that may be superior to the common stock, and could have other negative consequences to holders of common stock.

If the Conversion and the Preferred Stock Proposal are consummated, shares of preferred stock could be issued in one or more financing transactions. We could also use the authorized preferred stock for potential strategic transactions, including, among other things, acquisitions, strategic partnerships, joint ventures, restructurings, business combinations and investments, although we have no immediate plans to do so. There are no assurances that any such transactions will be consummated on favorable terms or at all, that they will enhance shareholder value, or that they will not adversely affect our business or the trading price of the common stock. Any shares of preferred stock could be issued with rights, preferences and privileges that may be superior to those of the common stock. In addition, preferred stock could be issued for capital raising, financing and acquisition needs or opportunities that have the effect of making an acquisition of our Company more difficult or costly, as could also be the case if the board of directors were to issue additional common stock.

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

MACQUARIE INFRASTRUCTURE COMPANY LLC (Registrant)

Dated: May 4, 2015	By: /s/ James Hooke Name: James Hooke Title: Chief Executive Officer
Dated: May 4, 2015	By: /s/ Todd Weintraub Name: Todd Weintraub Title: Chief Financial Officer

EXHIBIT INDEX

Number	Description
3.1	Third Amended and Restated Operating Agreement of Macquarie Infrastructure Company LLC (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 22, 2007)
3.2	Amended and Restated Certificate of Formation of Macquarie Infrastructure Assets LLC (incorporated by reference to Exhibit 3.8 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-116244))
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
101.0*	The following materials from the Quarterly Report on Form 10-Q of Macquarie Infrastructure Company LLC for the quarter ended March 31, 2015, filed on May 4, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets as of March 31, 2015 (Unaudited) and December 31, 2014, (ii) the Consolidated Condensed Statements of Operations for the quarters ended March 31, 2015 and 2014 (Unaudited), (iii) the Consolidated Condensed Statements of Comprehensive (Loss) Income for the quarters ended March 31, 2015 and 2014 (Unaudited), (iv) the Consolidated Condensed Statements of Cash Flows for the quarters ended March 31, 2015 and 2014 (Unaudited) and (v) the Notes to Consolidated Condensed Financial Statements (Unaudited).

*	Filed herewith.
**	Furnished herewith.

E-1