Form 10-Q
period 2015-06-30
Macquarie Infrastructure Corp
filed 2015-08-03
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from             to

Commission File Number: 001-32384

MACQUARIE INFRASTRUCTURE CORPORATION

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

There were 79,590,014 shares of common stock, with $0.001 par value, outstanding at July 31, 2015.

MACQUARIE INFRASTRUCTURE CORPORATION

Macquarie Infrastructure Corporation is not an authorized deposit-taking institution for the purposes of the Banking Act 1959 (Commonwealth of Australia) and its obligations do not represent deposits or other liabilities of Macquarie Bank Limited ABN 46 008 583 542 (MBL). MBL does not guarantee or otherwise provide assurance in respect of the obligations of Macquarie Infrastructure Corporation.

i

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, this quarterly report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements may appear throughout this Quarterly Report, including without limitation, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. We use words such as “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will,” “should,” “estimate,” “potential,” “project” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to the risks identified in our Annual Report on the Form 10-K for the year ended December 31, 2014, and in other reports we file from time to time with the Securities and Exchange Commission (the “SEC”).

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

PART I

FINANCIAL INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Macquarie Infrastructure Corporation should be read in conjunction with the consolidated condensed financial statements and the notes to those statements included elsewhere herein.

Macquarie Infrastructure Corporation, a Delaware corporation, is the successor to Macquarie Infrastructure Company LLC (“MIC LLC”) pursuant to the conversion (the “Conversion”) of MIC LLC into a corporation on May 21, 2015. MIC LLC was formed on April 13, 2004.

Except as otherwise specified, all references in this Form 10-Q to “MIC,” “we,” “us,” and “our” refer (i) from and after the time of the Conversion, to Macquarie Infrastructure Corporation and its subsidiaries and (ii) prior to the Conversion, to our predecessor MIC LLC and its subsidiaries. Except as otherwise specified, all references in this Form 10-Q to “common stock” or “shares” refer (i) from and after the time of the Conversion, to common stock and (ii) prior to the Conversion, LLC interests. Macquarie Infrastructure Management (USA) Inc., which we refer to as our Manager, is part of the Macquarie Group, comprised of Macquarie Group Limited and its subsidiaries and affiliates worldwide.

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

Overview

In analyzing the financial condition and results of operations of our businesses, we focus primarily on cash generation and our ability to distribute cash to shareholders in particular. The ability of our businesses to generate cash, broadly, is tied to their ability to effectively manage the volume of products sold or services provided and the margin earned on those transactions. Offsetting that cash generation capability are required payments on debt facilities, cash taxes, capital expenditures necessary to maintain the productivity of the fixed assets of the businesses and pension contributions, among other items.

At IMTT, we focus on providing bulk liquid storage for customers who place a premium on ease of access and operational flexibility. The substantial majority of IMTT’s revenue is generated pursuant to “take-or-pay” contracts providing access to storage tank capacity and ancillary services.

At Atlantic Aviation, our focus is on attracting and maintaining relationships with GA aircraft owners and pilots and encouraging them to purchase refueling and other services from our FBOs. Atlantic Aviation’s revenue is correlated with the number of GA flight movements in the U.S. and the business’ ability to service a portion of the aircrafts involved in those operations.

The businesses that comprise our CP&E segment generate revenue pursuant primarily to long-dated power purchase agreements (“PPAs”) and tolling agreements with creditworthy power off-takers.

At Hawaii Gas, we focus on the provision of gas services to businesses and residential customers throughout the islands of Hawaii and seek to grow by increasing the number of customers served, the volume of gas sold and the margins achieved on gas sales. Hawaii Gas actively markets its products and services in an effort to develop new customers throughout Hawaii.

Dividends

Since January 1, 2014, MIC has paid or declared the following dividends:

Declared	Period Covered	$ per Share	Record Date	Payable Date
July 30, 2015	Second quarter 2015	$1.11	August 13, 2015	August 18, 2015
April 30, 2015	First quarter 2015	$1.07	May 14, 2015	May 19, 2015
February 17, 2015	Fourth quarter 2014	$1.02	March 2, 2015	March 5, 2015
October 27, 2014	Third quarter 2014	$0.98	November 10, 2014	November 13, 2014
July 3, 2014	Second quarter 2014	$0.95	August 11, 2014	August 14, 2014
April 28, 2014	First quarter 2014	$0.9375	May 12, 2014	May 15, 2014
February 18, 2014	Fourth quarter 2013	$0.9125	March 3, 2014	March 6, 2014

We intend to maintain, and where possible, increase our quarterly cash dividend to our shareholders. The MIC Board has authorized a quarterly cash dividend of $1.11 per share for the quarter ended June 30, 2015, or a 3.74% increase over the dividend for the quarter ended March 31, 2015. In determining whether to adjust the amount of our quarterly dividend, our Board will take into account such matters as the state of the capital markets and general business conditions, the Company’s financial condition, results of operations, capital requirements, capital opportunities and any contractual, legal and regulatory restrictions on the payment of dividends by the Company to its shareholders or by its subsidiaries to the Company, and any other factors that it deems relevant, subject to maintaining a prudent level of reserves and without creating undue volatility in the amount of such dividends where possible. Moreover, the Company’s senior secured credit facility and the debt commitments at our businesses contain restrictions that may limit the Company’s ability to pay dividends. Although historically we have declared cash dividends on our shares, any one of these or other factors could result in the modification of our dividend policy, or the reduction, modification or elimination of our dividend in the future.

The payment of a dividend is supported by the Free Cash Flow generated by our businesses. We define Free Cash Flow as cash from operating activities, which reflects cash paid for interest, taxes and pension contributions, less maintenance capital expenditures, which includes principal repayments on capital lease obligations used to fund maintenance capital expenditures, and excludes changes in working capital. For the avoidance of doubt, any base management fees and performance fees, if any, are excluded from the calculation of Free Cash Flow whether paid in cash or stock. Over the long term, we believe we will distribute between 75% and 85% of the Free Cash Flow generated by our businesses as a cash dividend.

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

Recent Developments

Conversion to C-Corporation (“Conversion”)

On May 21, 2015, we completed the Conversion from a Delaware limited liability company to a Delaware corporation. The Conversion had no impact on the business or management of our company and has been treated as a tax-free exchange under relevant Internal Revenue Service regulations. Investors’ limited liability company interests were automatically converted to shares of common stock at the time of the Conversion. We undertook the Conversion in an effort to become eligible for consideration for inclusion in various stock indices and to permit investment by investors who may be precluded from investing in limited liability companies, or LLCs.

CP&E — Bayonne Energy Center (“BEC”) Acquisition

On April 1, 2015, we completed the acquisition of a 100% interest in BEC for a purchase price of $724.3 million (subject to post-closing working capital adjustments), which consisted of $215.2 million in cash and the assumption of $509.1 million of debt, excluding transaction costs. In addition, we incurred approximately $9.1 million in acquisition-related costs. We funded the cash consideration for the acquisition by drawing on the MIC senior secured revolving credit facility and using cash on hand. BEC is a 512 megawatt gas-fired power generating facility located in Bayonne, New Jersey, adjacent to IMTT’s Bayonne terminal. BEC has tolling agreements with a creditworthy off-taker for 62.5% of its power generating capacity and power produced is delivered to New York City via a dedicated transmission cable under New York Harbor. At June 30, 2015, tolling agreements have a megawatt-weighted average remaining life of approximately 12 years.

Results of Operations

Consolidated

Key Factors Affecting Operating Results:

•	contributions from acquisitions during 2014 and 2015, primarily the acquisition of the remaining 50% interest in IMTT (“IMTT Acquisition”);
•	improved gross profit primarily at Atlantic Aviation; and
•	improved terminal operations at IMTT (excluding heating); offset by;
•	performance fees incurred in 2015;
•	increased cash interest expense; and
•	decreased spill response activity at IMTT.

Results of Operations: Consolidated – (continued)

Our consolidated results of operations are as follows:

	Quarter Ended June 30,		Change Favorable/ (Unfavorable)		Six Months Ended June 30,		Change Favorable/ (Unfavorable)
	2015	2014	$	%	2015	2014	$	%
	($ In Thousands) (Unaudited)
Revenue
Service revenue	$327,809	$205,269	122,540	59.7	$653,811	$407,708	246,103	60.4
Product revenue	95,880	74,964	20,916	27.9	168,376	147,973	20,403	13.8
Financing and equipment lease income	—	710	(710)	(100.0)	—	1,457	(1,457)	(100.0)
Total revenue	423,689	280,943	142,746	50.8	822,187	557,138	265,049	47.6
Costs and expenses
Cost of services	148,417	115,497	(32,920)	(28.5)	281,834	228,451	(53,383)	(23.4)
Cost of product sales	45,247	50,597	5,350	10.6	84,374	100,836	16,462	16.3
Gross profit	230,025	114,849	115,176	100.3	455,979	227,851	228,128	100.1
Selling, general and administrative	81,064	56,836	(24,228)	(42.6)	151,717	112,300	(39,417)	(35.1)
Fees to manager–related party	154,559	14,495	(140,064)	NM	319,832	23,489	(296,343)	NM
Depreciation	51,801	12,428	(39,373)	NM	109,223	24,582	(84,641)	NM
Amortization of intangibles	17,902	9,456	(8,446)	(89.3)	65,873	18,221	(47,652)	NM
Loss on disposal of assets	104	866	762	88.0	649	866	217	25.1
Total operating expenses	305,430	94,081	(211,349)	NM	647,294	179,458	(467,836)	NM
Operating (loss) income	(75,405)	20,768	(96,173)	NM	(191,315)	48,393	(239,708)	NM
Other income (expense)
Dividend income	267	—	267	NM	798	—	798	NM
Interest income	7	31	(24)	(77.4)	13	95	(82)	(86.3)
Interest expense(1)	(22,342)	(17,945)	(4,397)	(24.5)	(53,863)	(31,956)	(21,907)	(68.6)
Equity in earnings and amortization charges of investee	—	10,799	(10,799)	(100.0)	—	25,086	(25,086)	(100.0)
Other income, net	425	1,576	(1,151)	(73.0)	1,471	2,257	(786)	(34.8)
Net (loss) income before income taxes	(97,048)	15,229	(112,277)	NM	(242,896)	43,875	(286,771)	NM
Benefit (provision) for income taxes	33,531	(5,485)	39,016	NM	88,864	(13,971)	102,835	NM
Net (loss) income	$(63,517)	$9,744	(73,261)	NM	$(154,032)	$29,904	(183,936)	NM
Less: net (loss) income attributable to noncontrolling interests	(421)	44	465	NM	(1,934)	(162)	1,772	NM
Net (loss) income attributable to MIC	$(63,096)	$9,700	(72,796)	NM	$(152,098)	$30,066	(182,164)	NM

NM — Not meaningful

(1)	Interest expense includes gains on derivative instruments of $3.1 million and losses on derivative instruments of $9.8 million for the quarter and six months ended June 30, 2015, respectively. For the quarter and six months ended June 30, 2014, interest expense includes losses on derivative instruments of $8.6 million and $13.9 million, respectively.

Gross Profit

Consolidated gross profit increased for the quarter and six months ended June 30, 2015 compared with the quarter and six months ended June 30, 2014 primarily reflecting the consolidation of IMTT’s results, improved results at Atlantic Aviation including the contribution from acquired FBOs and the contribution from the acquisition of BEC and wind power generation facilities. Consolidated gross profit also increased for the six month period due to improved results at Hawaii Gas resulting from an increase in gas sales. These increases were offset by the sale of the district energy business in August 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the quarter and six months ended June 30, 2015 compared with the quarter and six months ended June 30, 2014 primarily as a result of the consolidation of IMTT’s results, the contributions from the 2015 and 2014 acquisitions at CP&E and Atlantic Aviation and costs associated with the Conversion.

Results of Operations: Consolidated – (continued)

Fees to Manager

Our Manager is entitled to a monthly base management fee based primarily on our market capitalization, and potentially a quarterly performance fee, based on the performance of our shares relative to a U.S. utilities index. For the quarter and six months ended June 30, 2015, we incurred base management fees of $18.9 million and $35.5 million, respectively, and performance fees of $135.6 million and $284.4 million, respectively. For the quarter and six months ended June 30, 2014, we incurred base management fees of $9.5 million and $18.5 million, respectively, and a performance fee of $5.0 million for the quarter ended June 30, 2014. In all of these periods, excluding the performance fee for the quarter ended June 30, 2015, our Manager elected to reinvest these fees in additional shares.

The unpaid portion of the base management fees and performance fees, if any, at the end of each reporting period is included in due to manager-related party in the consolidated condensed balance sheets. The following table shows our Manager’s election to reinvest its base management fees and performance fees, if any, in additional shares, except as noted:

Period	Base Management Fee Amount ($ in thousands)	Performance Fee Amount ($ in thousands)	Shares Issued
2015 Activities:
Second quarter 2015	$18,918	$135,641	223,827	(1)
First quarter 2015	16,545	148,728	2,068,038
2014 Activities:
Fourth quarter 2014	$14,192	$—	208,122
Third quarter 2014	13,915	116,586	947,583	(2)
Second quarter 2014	9,535	4,960	243,329
First quarter 2014	8,994	—	164,546

(1)	In July 2015, our Board requested, and our Manager agreed, that $67.8 million of the performance fee for the quarter ended June 30, 2015 would be and was settled in cash in July 2015 to minimize dilution. The remainder of the fee will be reinvested in our common stock in July 2016 using the June 2016 monthly volume weighted average price. We issued 223,827 shares, of which 73,986 shares were issued in July 2015 for the June 2015 base management fee.
(2)	In October 2014, our Board requested, and our Manager agreed, that $65.0 million of the performance fee for the quarter ended September 30, 2014 be settled in cash using the proceeds from the sale of the district energy business to minimize dilution. The remainder of the fee of $51.6 million was reinvested in additional shares of MIC.

Depreciation

Depreciation expense increased for the quarter and six months ended June 30, 2015 compared with the quarter and six months ended June 30, 2014 primarily as a result of fixed assets acquired in conjunction with the IMTT Acquisition and the depreciation associated with other businesses acquired during 2015 and 2014.

Atlantic Aviation’s depreciation expense increased during the quarter and six months ended June 30, 2015 due to the reassessment of the useful lives of its leasehold and land improvements related to leases at certain airports to generally match these useful lives with the remaining lease terms plus extensions under Atlantic Aviation’s control. This change will generally accelerate depreciation expense at the affected sites. As a result of this reassessment, the business recorded an impairment of $2.8 million during the quarter ended March 31, 2015. The change in useful life also resulted in increased depreciation expense of $2.1 million for the six months ended June 30, 2015.

In addition, during the first quarter of 2015, an impairment charge of $4.2 million was recorded due to a change in the current lease contract at one of the sites.

Results of Operations: Consolidated – (continued)

Amortization of Intangibles

Amortization of intangibles increased for the quarter and six months ended June 30, 2015 compared with the quarter and six months ended June 30, 2014 primarily at Atlantic Aviation and from the intangibles acquired in conjunction with the IMTT Acquisition.

The increase in amortization expense at Atlantic Aviation is attributable to the reassessment of the useful lives of its contractual arrangements related to leases at certain airports to generally match these useful lives with the remaining lease terms plus extensions under Atlantic Aviation’s control. This change will generally accelerate amortization expense at the affected sites. As a result of this reassessment, the business recorded an impairment of $13.5 million for the quarter ended March 31, 2015. The change in useful life also resulted in increased amortization expense of $9.1 million for the six months ended June 30, 2015.

In addition, during the first quarter of 2015, an impairment charge of $17.8 million was recorded due to a change in the current lease contract at one of the sites.

Interest Expense and Gain (Loss) on Derivative Instruments

Interest expense includes gains on derivative instruments of $3.1 million and losses on derivative instruments of $9.8 million for the quarter and six months ended June 30, 2015, respectively, compared with losses on derivative instruments of $8.6 million and $13.9 million for the quarter and six months ended June 30, 2014, respectively. Gains and losses on derivatives recorded in interest expense are attributable to the change in fair value of interest rate hedging instruments. For the quarter and six months ended June 30, 2014, losses on derivatives also included the reclassification of amounts from accumulated other comprehensive loss into earnings. Excluding the derivative adjustments, interest expense for quarter and six months ended June 30, 2015 compared with the quarter and six months ended June 30, 2014 increased primarily due to the consolidation of IMTT, higher average debt balance at Atlantic Aviation and CP&E and interest expense associated with the convertible senior notes that were issued in July 2014.

As part of the refinancing of the IMTT debt in May 2015, IMTT paid $31.4 million in interest rate swap breakage fees associated with the termination of out-of-the-money interest rate swap contracts related to prior debt facilities. See further discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

Equity in Earnings and Amortization Charges of Investee

The decrease in equity in earnings for the quarter and six months ended June 30, 2015 compared with the quarter and six months ended June 30, 2014 is due to the consolidation of IMTT’s results from July 16, 2014 and thereafter compared with the equity method of accounting for IMTT’s results prior to the acquisition date.

Income Taxes

We file a consolidated federal income tax return that includes the financial results for IMTT, Atlantic Aviation, BEC, Hawaii Gas and our allocable share of the taxable income (loss) from our solar and wind power generation facilities which are treated as partnerships for tax purposes. For 2015, we expect to incur federal taxable losses which will increase our net operating loss (“NOL”) carryforward balance at MIC. Notwithstanding MIC’s NOLs, each business records federal taxes on a standalone basis. The current portion of the federal income taxes recorded by the businesses are eliminated upon consolidation with MIC’s NOLs.

We believe that we will be able to utilize all of our federal prior year NOLs, which will begin to expire after 2021 and completely expire after 2034. Our federal NOL balance at December 31, 2014 was revised from $250.7 million to $286.7 million, which is available to offset future taxable income, if any. The revision relates to approximately $36.0 million for the election of bonus deprecation at IMTT for 2014. See “Results of Operations — IMTT — Income Taxes” below for further discussions. As a result of having federal NOL carryforwards, we do not expect to make regular federal tax payments until the second half of 2019.

Results of Operations: Consolidated – (continued)

The change from income tax expense for the quarter and six months ended June 30, 2014 to income tax benefit for the quarter and six months ended June 30, 2015 is primarily due to the performance fees incurred during 2015.

For 2015, we expect our businesses to pay state income taxes of approximately $870,000. In calculating our consolidated state income tax provision, we have provided a valuation allowance for certain state income tax NOL carryforwards.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow

We have disclosed EBITDA excluding non-cash items for our Company and each of our operating segments in Note 10, “Reportable Segments”, in our consolidated condensed financial statements, as a key performance metric relied on by management in evaluating our performance. EBITDA excluding non-cash items is defined as earnings before interest, taxes, depreciation and amortization and non-cash items, which includes impairments, derivative gains and losses and adjustments for other non-cash items reflected in the statements of operations. EBITDA excluding non-cash items also excludes any base management fees and performance fees, if any, whether paid in cash or stock. We believe EBITDA excluding non-cash items provides additional insight into the performance of our operating businesses relative to each other and to similar businesses without regard to their capital structure, and to their ability to service or reduce debt, fund capital expenditures and/or support distributions to the holding company.

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

Results of Operations: Consolidated – (continued)

A reconciliation of net (loss) income attributable to MIC to EBITDA excluding non-cash items and EBITDA excluding non-cash items to Free Cash Flow, on a consolidated basis, is provided below.

	Quarter Ended June 30,		Change Favorable/ (Unfavorable)		Six Months Ended June 30,		Change Favorable/ (Unfavorable)
	2015	2014	$	%	2015	2014	$	%
	($ In Thousands) (Unaudited)
Net (loss) income attributable to MIC(1)	$(63,096)	$9,700			$(152,098)	$30,066
Interest expense, net(2)	22,335	17,914			53,850	31,861
(Benefit) provision for income taxes	(33,531)	5,485			(88,864)	13,971
Depreciation(3)	51,801	12,428			109,223	24,582
Depreciation – cost of services(3)	—	1,707			—	3,411
Amortization of intangibles(4)	17,902	9,456			65,873	18,221
Loss on disposal of assets	95	816			548	816
Equity in earnings and amortization charges of investee	—	(10,799)			—	(25,086)
Equity distributions from investee(5)	—	16,959			—	25,086
Fees to manager-related party(6)	154,559	14,495			319,832	23,489
Other non-cash expense (income), net	1,917	(828)			(1,138)	(292)
EBITDA excluding non-cash items	$151,982	$77,333	74,649	96.5	$307,226	$146,125	161,101	110.2
EBITDA excluding non-cash items	$151,982	$77,333			$307,226	$146,125
Interest expense, net(2)	(22,335)	(17,914)			(53,850)	(31,861)
Adjustments to derivative instruments recorded in interest expense(2)	(12,387)	4,273			(7,034)	5,367
Amortization of debt financing costs(2)	2,951	1,100			4,566	2,141
Interest rate swap breakage fees	(31,385)	—			(31,385)	—
Equipment lease receivable, net	—	1,032			—	2,028
Benefit/provision for income taxes, net of changes in deferred taxes	357	(1,894)			(448)	(3,941)
Pension contribution	—	(825)			—	(1,135)
Changes in working capital(6)	(12,255)	9,153			(25,131)	12,611
Cash provided by operating activities	76,928	72,258			193,944	131,335
Changes in working capital(6)	12,255	(9,153)			25,131	(12,611)
Maintenance capital expenditures	(11,390)	(3,638)			(17,505)	(6,463)
Free cash flow	$77,793	$59,467	18,326	30.8	$201,570	$112,261	89,309	79.6

(1)	Net (loss) income attributable to MIC excludes net loss attributable to noncontrolling interests of $421,000 and $1.9 million for the quarter and six months ended June 30, 2015, respectively, and net income attributable to noncontrolling interests of $44,000 and net loss attributable to noncontrolling interests of $162,000 for the quarter and six months ended June 30, 2014, respectively.
(2)	Interest expense, net, includes adjustment to derivative instruments and non-cash amortization of deferred financing fees. For the quarter and six months ended June 30, 2015, interest expense also includes non-cash write-off of deferred financing costs related to the May 2015 refinancing at IMTT.
(3)	Depreciation — cost of services includes depreciation expense for our previously owned district energy business, a component of CP&E segment, which is reported in cost of services in our consolidated condensed statements of operations. Depreciation and Depreciation — cost of services does not include acquisition-related step-up depreciation expense $2.0 million and $3.9 million for the quarter and six months ended June 30, 2014, respectively, in connection with our previous 50% investment in IMTT, which is reported in equity in earnings and amortization charges of investee in our consolidated condensed statements of operations.
(4)	Amortization of intangibles does not include acquisition-related step-up amortization expense of $85,000 and $171,000 for the quarter and six months ended June 30, 2014, respectively, in connection with our previous 50% investment in IMTT, which is reported in equity in earnings and amortization charges of investee in our consolidated condensed statements of operations.

Results of Operations: Consolidated – (continued)

(5)	Equity distributions from investee in the above table includes distributions we received only up to our share of the earnings recorded in the calculation for EBITDA excluding non-cash items.
(6)	In July 2015, our Board requested, and our Manager agreed, that $67.8 million of the performance fee for the second quarter of 2015 would be and was settled in cash in July 2015 to minimize dilution. The remainder of the fee will be reinvested in our common stock in July 2016 using the June 2016 monthly volume weighted average price.

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

	Quarter Ended June 30,		Change Favorable/ (Unfavorable)		Six Months Ended June 30,		Change Favorable/ (Unfavorable)
	2015	2014	$	%	2015	2014	$	%
	($ In Thousands) (Unaudited)
Free Cash Flow-Consolidated basis	$77,793	$59,467	18,326	30.8	$201,570	$112,261	89,309	79.6
Equity distributions from investee(1)	—	(16,959)			—	(25,086)
100% of CP&E Free Cash Flow included in consolidated Free Cash Flow	(4,341)	(4,048)			(7,030)	(6,823)
MIC's share of IMTT Free Cash Flow(2)	—	16,111			—	37,527
MIC's share of CP&E Free Cash Flow	2,863	2,128			4,456	3,740
Free Cash Flow – Proportionately Combined basis	$76,315	$56,699	19,616	34.6	$198,996	$121,619	77,377	63.6

(1)	Equity distributions from investee represent the portion of distributions received from IMTT that are recorded in cash from operating activities prior to the IMTT Acquisition on July 16, 2014.
(2)	Represents our proportionate share of IMTT's Free Cash Flow prior to the IMTT Acquisition on July 16, 2014.

Results of Operations: IMTT

Prior to July 16, 2014, we accounted for our 50% interest in IMTT using the equity method of accounting. As of July 16, 2014, we have consolidated IMTT on a 100% basis. To enable meaningful analysis of IMTT’s performance across periods, IMTT’s overall performance is discussed below, rather than IMTT’s contribution to our consolidated results for the first six months of 2014.

Key Factors Affecting Operating Results:

•	gross profit increased primarily due to:
•	a decrease in operating expenses; and
•	an increase in revenue from firm commitments; partially offset by
•	a decrease in gross profit from heating charges; and
•	a decrease in levels of spill response activity.

Results of Operations: IMTT – (continued)

	Quarter Ended June 30,		Change Favorable/ (Unfavorable)		Six Months Ended June 30,		Change Favorable/ (Unfavorable)
	2015	2014			2015	2014
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Revenues	142,384	142,518	(134)	(0.1)	280,445	290,596	(10,151)	(3.5)
Cost of services	61,052	65,472	4,420	6.8	114,643	128,559	13,916	10.8
Gross Profit	81,332	77,046	4,286	5.6	165,802	162,037	3,765	2.3
General and administrative expenses	8,302	10,497	2,195	20.9	16,006	18,363	2,357	12.8
Depreciation and amortization	31,673	19,646	(12,027)	(61.2)	67,552	37,920	(29,632)	(78.1)
Operating income	41,357	46,903	(5,546)	(11.8)	82,244	105,754	(23,510)	(22.2)
Interest expense, net(1)	(6,263)	(8,813)	2,550	28.9	(13,169)	(15,946)	2,777	17.4
Other income, net	769	1,377	(608)	(44.2)	1,401	1,871	(470)	(25.1)
Provision for income taxes	(14,659)	(15,455)	796	5.2	(28,748)	(36,557)	7,809	21.4
Noncontrolling interest	(108)	(9)	(99)	NM	(358)	(138)	(220)	(159.4)
Net income(2)	21,096	24,003	(2,907)	(12.1)	41,370	54,984	(13,614)	(24.8)
Reconciliation of net income to EBITDA excluding non-cash items and cash provided by operating activities to Free Cash Flow:
Net income(2)	21,096	24,003			41,370	54,984
Interest expense, net(1)	6,263	8,813			13,169	15,946
Provision for income taxes	14,659	15,455			28,748	36,557
Depreciation and amortization	31,673	19,646			67,552	37,920
Other non-cash expenses	1,957	1,518			3,213	3,501
EBITDA excluding non-cash items	75,648	69,435	6,213	8.9	154,052	148,908	5,144	3.5
EBITDA excluding non-cash items	75,648	69,435			154,052	148,908
Interest expense, net(1)	(6,263)	(8,813)			(13,169)	(15,946)
Adjustments to derivative instruments recorded in interest expense(1)	(3,955)	(2,513)			(6,334)	(6,649)
Amortization of debt financing costs(1)	1,416	843			1,529	1,687
Interest rate swap breakage fees	(31,385)	—			(31,385)	—
Provision for income taxes, net of changes in deferred taxes	473	(11,612)			(104)	(26,721)
Changes in working capital	(6,741)	(10,189)			(18,353)	(4,941)
Cash provided by operating activities	29,193	37,151			86,236	96,338
Changes in working capital	6,741	10,189			18,353	4,941
Maintenance capital expenditures	(6,043)	(15,119)			(8,514)	(26,226)
Free cash flow	29,891	32,221	(2,330)	(7.2)	96,075	75,053	21,022	28.0

NM  — Not meaningful

(1)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees. For the quarter and six months ended June 30, 2015, interest expense also includes non-cash write-off of deferred financing costs related to the May 2015 refinancing.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.

Revenue

For the quarter and six months ended June 30, 2015, revenue decreased as a result of reduced spill response activity and heating revenues compared with the prior comparable periods, partially offset by increased firm commitments primarily attributable to higher utilization rates. OMI Environmental Solutions was involved in smaller emergency response projects in the first half of 2015 compared with the first half of 2014 resulting in a reduction in revenue of approximately $8.3 million. Heating revenue and gross profit was $1.0 million and $580,000 lower for the quarter ended June 30, 2015, respectively, compared to $6.1 million and $4.5 million lower for the six months ended June 30, 2015, respectively. The extreme weather conditions in the 2014 period, commonly known as the Polar Vortex, benefited heating revenue and gross profit in the first six months of 2014.

Results of Operations: IMTT – (continued)

IMTT generates the majority of its revenue from contracts that typically comprise a fixed monthly charge (that escalates annually with inflation) for access to or use of IMTT’s infrastructure. We refer to revenues generated from such charges as firm commitments.

Capacity utilization was 94.5% for the quarter ended June 30, 2015 compared with 91.6% for the quarter ended June 30, 2014 as tanks came back into service following scheduled cleaning and inspection. Capacity utilization remained consistent with historical levels.

The inflation adjustment provisions in IMTT’s “take-or-pay” storage contracts continued to drive overall pricing higher during the second quarter of 2015. However, the ongoing volatility in commodity prices saw customers seek contracts with shorter durations in both the quarter and year to date periods.

Costs

For the quarter and six months ended June 30, 2015, costs were 8.7% and 11.1% lower, respectively, compared with the quarter and six months ended June 30, 2014. The reduction in costs was primarily the result of improved cost controls and the realization of efficiencies following the IMTT Acquisition, reduced spill response activity, and lower costs associated with heating heavy products. The reduced level of spill response activity contributed $565,000 and $4.8 million, respectively, to the cost improvement while heating costs were down $455,000 and $1.7 million, respectively, for the quarter and six months ended June 30, 2015 compared with the quarter and six months ended June 30, 2014.

Depreciation and Amortization

Depreciation and amortization expense increased for the quarter and six months ended June 30, 2015 compared with the quarter and six months ended June 30, 2014 primarily due to remeasuring the fixed assets and intangible assets to fair value in connection with the IMTT Acquisition in July 2014.

Interest Expense, Net

Interest expense includes gains on derivative instruments of $811,000 and losses on derivative instruments of $1.3 million for the quarter and six months ended June 30, 2015, respectively, and losses on derivative instruments of $2.1 million and $2.5 million for the quarter and six months ended June 30, 2014, respectively. The weighted average interest rate on all outstanding debt facilities, including any interest rate swaps, was 3.46% at June 30, 2015.

Cash interest paid totaled $6.3 million and $15.5 million for the quarter and six months ended June 30, 2015, respectively, compared with $10.3 million and $20.5 million for the quarter and six months ended June 30, 2014, respectively. Excluding the derivative adjustments, interest expense and cash interest paid decreased during the quarter and six months ended June 30, 2015 compared with the quarter and six months ended June 30, 2014 due to lower average debt balances. MIC used excess cash on hand to reduce IMTT’s revolving credit balance prior to refinancing IMTT's entire debt facility in May 2015.

As part of the refinancing of the IMTT debt in May 2015, IMTT paid $31.4 million in interest rate swap breakage fees associated with the termination of out-of-the-money interest rate swap contracts related to prior debt facilities. See further discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

Income Taxes

Subsequent to July 16, 2014, IMTT has been part of our consolidated federal taxpayer group. The business will continue to file state income tax returns in the states in which it operates. For the six months ended June 30, 2015, the tax provision in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business. For the year ending December 31, 2015, the business expects to pay $208,000 in state income taxes. The “Provision for income taxes, net of changes in deferred taxes” of $104,000 for the six months ended June 30, 2015 in the table above, relates entirely to state income taxes. We do not believe that IMTT will have a current federal income tax liability in 2015. Future current federal taxable income attributable to IMTT is eligible to be offset upon consolidation with MIC’s NOLs.

Results of Operations: IMTT – (continued)

In December 2014, the Tax Increase Prevention Act of 2014 (the “2014 Tax Act”) was signed and became a law. The 2014 Tax Act retroactively extends several tax provisions applicable to corporations, including the extension of 50% bonus depreciation for certain assets placed in service in 2014. During the quarter ended March 31, 2015, IMTT determined that it will elect to apply the 50% bonus depreciation for eligible assets placed in service in 2014. The election resulted in an increase in MIC’s consolidated NOL balance by $36.0 million to $286.7 million at December 31, 2014.

Maintenance Capital Expenditures

For the six months ended June 30, 2015, IMTT incurred maintenance capital expenditures of $8.5 million and $6.9 million on an accrual basis and cash basis, respectively. This is compared to $26.2 million and $29.4 million on an accrual basis and cash basis, respectively, for the six months ended June 30, 2014.

The decrease in the accrued basis from the six months ended June 30, 2014 to the six months ended June 30, 2015 primarily reflects improved controls and processes and the timing of projects. Notwithstanding the reduced expenditure in the first half of 2015, IMTT expects to deploy approximately $40.0 million to $45.0 million during 2015 on maintenance projects, depending on the timing of certain projects.

Results of Operations: Atlantic Aviation

Key Factors Affecting Operating Results:

•	increases in same store gross profit; and
•	contribution from acquired FBOs; partially offset by
•	higher selling, general and administrative expenses primarily related to acquired FBOs; and
•	higher cash interest expense.

Results of Operations: Atlantic Aviation – (continued)

	Quarter Ended June 30,		Change Favorable/ (Unfavorable)		Six Months Ended June 30,		Change Favorable/ (Unfavorable)
	2015	2014			2015	2014
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Revenues	185,425	193,212	(7,787)	(4.0)	373,366	387,173	(13,807)	(3.6)
Cost of services	87,365	106,752	19,387	18.2	167,191	213,504	46,313	21.7
Gross Profit	98,060	86,460	11,600	13.4	206,175	173,669	32,506	18.7
Selling, general and administrative expenses	50,037	47,067	(2,970)	(6.3)	102,046	94,310	(7,736)	(8.2)
Depreciation and amortization	21,810	15,607	(6,203)	(39.7)	81,525	30,540	(50,985)	(166.9)
Loss on disposal of assets	104	866	762	88.0	649	866	217	25.1
Operating income	26,109	22,920	3,189	13.9	21,955	47,953	(25,998)	(54.2)
Interest expense, net(1)	(5,605)	(13,352)	7,747	58.0	(18,690)	(22,917)	4,227	18.4
Other income (expense)	39	(15)	54	NM	12	(13)	25	192.3
(Provision) benefit for income taxes	(8,335)	(3,855)	(4,480)	(116.2)	7,304	(8,770)	16,074	183.3
Net income(2)	12,208	5,698	6,510	114.3	10,581	16,253	(5,672)	(34.9)
Reconciliation of net income to EBITDA excluding non-cash items and cash provided by operating activities to Free Cash Flow:
Net income(2)	12,208	5,698			10,581	16,253
Interest expense, net(1)	5,605	13,352			18,690	22,917
Provision (benefit) for income taxes	8,335	3,855			(7,304)	8,770
Depreciation and amortization	21,810	15,607			81,525	30,540
Loss on disposal of assets	95	816			548	816
Other non-cash expenses	653	88			925	156
EBITDA excluding non-cash items	48,706	39,416	9,290	23.6	104,965	79,452	25,513	32.1
EBITDA excluding non-cash items	48,706	39,416			104,965	79,452
Interest expense, net(1)	(5,605)	(13,352)			(18,690)	(22,917)
Adjustments to derivative instruments recorded in interest expense(1)	(2,485)	5,679			2,581	8,305
Amortization of debt financing costs(1)	806	785			1,614	1,516
Provision/benefit for income taxes, net of changes in deferred taxes	(278)	(882)			(633)	(2,126)
Changes in working capital	2,412	(1,274)			(1,794)	(2,245)
Cash provided by operating activities	43,556	30,372			88,043	61,985
Changes in working capital	(2,412)	1,274			1,794	2,245
Maintenance capital expenditures	(3,558)	(1,182)			(6,181)	(1,999)
Free cash flow	37,586	30,464	7,122	23.4	83,656	62,231	21,425	34.4

NM — Not meaningful

(1)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.

Results of Operations: Atlantic Aviation – (continued)

Revenue and Gross Profit

The majority of the revenue and gross profit earned by Atlantic Aviation is generated through fueling GA aircraft at facilities located at 69 U.S. airports at which Atlantic Aviation operates. The business generally pursues a strategy of maintaining and, where appropriate, increasing dollar-based margins. Generally, fluctuations in the cost of fuel are passed through to the customer. Revenues decreased for the quarter and six months ended June 30, 2015 compared with the quarter and six months ended June 30, 2014 as a result of a significant decline in the cost of fuel. Revenue and gross profit are driven by the volume of fuel sold and the dollar-based margin/fee per gallon on those sales.

Atlantic Aviation completed the acquisition of six FBOs on April 30, 2014 and an additional FBO on January 26, 2015. These acquisitions have performed in-line with expectations and increased gross profit and costs in the quarter and six months ended June 30, 2015 compared with the quarter and six months ended June 30, 2014. On a same store basis, excluding the acquisitions, gross profit increased 8.8% for both the quarter and six months ended June 30, 2015 compared with the quarter and six months ended June 30, 2014, driven by increases in fuel gross profit and rental revenue.

Atlantic Aviation seeks to extend FBO leases prior to their maturity and to increase the portfolio’s weighted average lease life. The weighted average lease life decreased to 18.4 years at June 30, 2015 from 19.5 years at June 30, 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the quarter and six months ended June 30, 2015 compared with the quarter and six months ended June 30, 2014 primarily due to incremental selling, general and administrative expenses associated with acquired FBOs.

On a same store basis, costs were 2.6% and 2.7% higher for the quarter and six months ended June 30, 2015, respectively, primarily due to increased salaries and benefit costs, rent and utility expenses.

Depreciation and Amortization

During the first quarter of 2015, Atlantic Aviation reassessed the useful lives of its contractual arrangements and leasehold and land improvements related to leases at certain airports to generally match these useful lives with the remaining lease terms plus extensions under Atlantic Aviation’s control. This change will generally accelerate depreciation and amortization expense at the affected sites. As a result of this reassessment, the business performed an impairment analysis related to its contractual arrangements and leasehold and land improvements and recorded an impairment of $16.3 million during the quarter ended March 31, 2015. In addition, the change in useful life resulted in increased depreciation and amortization expense of $11.2 million for the six months ended June 30, 2015.

In addition, during the first quarter of 2015, an impairment charge of $22.0 million was recorded due to a change in the current lease contract at one of the bases. This amount is included in depreciation and amortization expense for the six months ended June 30, 2015.

Interest Expense, Net

Interest expense includes gains on derivative instruments of $371,000 and losses on derivative instruments of $6.8 million for the quarter and six months ended June 30, 2015, respectively, and losses on derivative instruments of $7.6 million and $12.1 million for the quarter and six months ended June 30, 2014, respectively. Excluding the derivative adjustments, interest expense increased due to higher average debt levels for the quarter and six months ended June 30, 2015. The weighted average interest rate on all outstanding debt facilities, including any interest rate swaps, was 4.63% at June 30, 2015. Cash interest paid was $7.4 million and $14.7 million for the quarter and six months ended June 30, 2015, respectively, and $7.0 million and $13.2 million for the quarter and six months ended June 30, 2014, respectively.

Results of Operations: Atlantic Aviation – (continued)

Income Taxes

Income generated by Atlantic Aviation is included in our consolidated federal income tax return. The business files state income tax returns in the states in which it operates. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business.

For 2015, the business expects to pay state income taxes of approximately $672,000. The “Provision/benefit for income taxes, net of changes in deferred taxes” of $633,000 for the six months ended June 30, 2015 in the above table, includes $342,000 of state income taxes payable by the business and $291,000 representing the current federal income taxes eliminated upon consolidation with MIC’s NOLs.

Maintenance Capital Expenditures

For the six months ended June 30, 2015, Atlantic Aviation incurred maintenance capital expenditures of $6.2 million and $6.4 million on an accrual basis and cash basis, respectively. This is compared to $2.0 million and $2.1 million on an accrual basis and cash basis, respectively, for the six months ended June 30, 2014. Maintenance capital expenditures for the periods presented were primarily to fund replacement of equipment at existing locations.

Results of Operations: Contracted Power and Energy

Key Factors Affecting Operating Results:

•	contributions from BEC acquired on April 1, 2015; and
•	contributions from the wind power generation facilities acquired during the second half of 2014; partially offset by
•	acquisition costs related to BEC; and
•	sale of the district energy business in August 2014.

Results of Operations: Contracted Power and Energy – (continued)

	Quarter Ended June 30,		Change Favorable/ (Unfavorable)		Six Months Ended June 30,		Change Favorable/ (Unfavorable)
	2015	2014			2015	2014
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Service revenues	—	12,057	(12,057)	(100.0)	—	20,535	(20,535)	(100.0)
Product revenues	36,121	5,830	30,291	NM	47,953	9,488	38,465	NM
Finance lease revenues	—	710	(710)	(100.0)	—	1,457	(1,457)	(100.0)
Total revenues	36,121	18,597	17,524	94.2	47,953	31,480	16,473	52.3
Cost of revenue – service(1)	—	8,745	8,745	100.0	—	14,947	14,947	100.0
Cost of revenue – product	5,136	863	(4,273)	NM	7,783	1,723	(6,060)	NM
Cost of revenue – total	5,136	9,608	4,472	46.5	7,783	16,670	8,887	53.3
Gross profit	30,985	8,989	21,996	NM	40,170	14,810	25,360	171.2
Selling, general and administrative expenses	14,170	2,765	(11,405)	NM	16,808	4,317	(12,491)	NM
Depreciation and amortization	13,854	3,982	(9,872)	NM	21,299	7,710	(13,589)	(176.3)
Operating income	2,961	2,242	719	32.1	2,063	2,783	(720)	(25.9)
Interest expense, net(2)	(4,945)	(2,690)	(2,255)	(83.8)	(11,283)	(5,335)	(5,948)	(111.5)
Other income	—	1,648	(1,648)	(100.0)	1,116	2,409	(1,293)	(53.7)
Provision for income taxes	(3,683)	(616)	(3,067)	NM	(2,865)	(1,215)	(1,650)	(135.8)
Noncontrolling interest	529	570	(41)	(7.2)	2,292	1,097	1,195	108.9
Net (loss) income(3)	(5,138)	1,154	(6,292)	NM	(8,677)	(261)	(8,416)	NM
Reconciliation of net (loss) income to EBITDA excluding non-cash items and cash (used in) provided by operating activities to Free Cash Flow:
Net (loss) income(3)	(5,138)	1,154			(8,677)	(261)
Interest expense, net(2)	4,945	2,690			11,283	5,335
Provision for income taxes	3,683	616			2,865	1,215
Depreciation and amortization(1)	13,854	5,689			21,299	11,121
Other non-cash income	(2,099)	(2,125)			(5,040)	(2,890)
EBITDA excluding non-cash items	15,245	8,024	7,221	90.0	21,730	14,520	7,210	49.7
EBITDA excluding non-cash items	15,245	8,024			21,730	14,520
Interest expense, net(2)	(4,945)	(2,690)			(11,283)	(5,335)
Adjustments to derivative instruments recorded in interest expense(2)	(5,939)	(1,559)			(3,412)	(3,084)
Amortization of debt financing costs(2)	31	194			48	386
Equipment lease receivable, net	—	1,032			—	2,028
Provision for income taxes, net of changes in deferred taxes	—	(630)			(2)	(1,019)
Changes in working capital	(6,441)	9,698			(4,698)	22,121
Cash (used in) provided by operating activities	(2,049)	14,069			2,383	29,617
Changes in working capital	6,441	(9,698)			4,698	(22,121)
Maintenance capital expenditures	(51)	(323)			(51)	(673)
Free cash flow	4,341	4,048	293	7.2	7,030	6,823	207	3.0

NM — Not meaningful

(1)	Includes depreciation expense of $1.7 million and $3.4 million related to the district energy business for the quarter and six months ended June 30, 2014, respectively.
(2)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.
(3)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.

Results of Operations: Contracted Power and Energy – (continued)

Revenue and Gross Profit

Total revenue and gross profit increased for the quarter and six months ended June 30, 2015 compared with the quarter and six months ended June 30, 2014 as a result of the acquisition of BEC on April 1, 2015 and wind power generation facilities acquired during the second half of 2014, partially offset by the sale of the district energy business on August 21, 2014.

Selling, General and Administrative Expense

Selling, general and administrative expenses are primarily comprised of transaction-related fees, legal and other professional fees and management and incentive costs. The increase in selling, general and administrative expenses for the quarter and six months ended June 30, 2015 compared with the quarter and six months ended June 30, 2014 was primarily driven by transaction-related fees related to the BEC acquisition, as well as selling, general and administrative expenses associated with BEC and the wind power generation facilities, partially offset by the sale of the district energy business on August 21, 2014.

Depreciation and Amortization

Depreciation and amortization expense increased for the quarter and six months ended June 30, 2015 compared with the quarter and six months ended June 30, 2014 primarily as a result of depreciation associated with BEC and the wind power generation facilities.

Interest Expense, Net

Interest expense includes gains on derivative instruments of $2.5 million and net losses on derivative instruments of $428,000 for the quarter and six months ended June 30, 2015, respectively, and losses on derivative instruments of $293,000 and $580,000 for the quarter and six months ended June 30, 2014, respectively. Excluding the derivative adjustments, interest expense increased for the quarter and six months ended June 30, 2015 compared with the quarter and six months ended June 30, 2014 due to the outstanding debt balance assumed from the BEC acquisition and one of the 2014 wind power generation facilities, partially offset by the absence of the outstanding debt balance at the district energy business. The weighted average interest rate on all outstanding debt facilities, including any interest rate swaps, was 5.975% at June 30, 2015. Cash interest paid totaled $12.4 million and $14.7 million for the quarter and six months ended June 30, 2015, respectively, and $5.3 million and $7.7 million for the quarter and six months ended June 30, 2014, respectively.

During the quarter ended June 30, 2015, the Company repaid $257.6 million of principal on the BEC term loan debt. At June 30, 2015, the outstanding balance on BEC’s debt facilities totaled $251.5 million and in July 2015, the Company fully repaid the outstanding balance.

Income Taxes

The solar and wind power generation facilities are held in LLCs and treated as partnerships for tax purposes. As such, these facilities do not pay federal or state income taxes on a standalone basis, but each partner pays federal and state income taxes based on their allocated taxable income. For 2015, MIC expects its allocated share of the taxable income from these facilities to be a loss of approximately $1.0 million. For 2014, MIC’s allocated share of the taxable income from the solar and wind power generation facilities was a loss of $1.5 million.

On April 1, 2015, we acquired 100% of BEC. BEC is included in our consolidated federal income tax return and is subject to New York state income taxes. For 2015, the business does not expect to pay state income taxes.

The “Provision for income taxes, net of changes in deferred taxes” of $2,000 for the six months ended June 30, 2015 in the above table, represents state income taxes payable by the business. We do not believe that CP&E will have a current federal income tax liability in 2015. Future current federal taxable income attributable to CP&E is eligible to be offset upon consolidation with MIC’s NOLs.

Results of Operations: Contracted Power and Energy – (continued)

Maintenance Capital Expenditures

For the quarter ended June 30, 2015, BEC incurred maintenance capital expenditures of $51,000 both on an accrual basis and cash basis. For the six months ended June 30, 2014, the district energy business incurred maintenance capital expenditures of $673,000 and $724,000 on an accrual basis and cash basis, respectively. The district energy business was sold on August 21, 2014.

We do not expect to incur substantial capital expenditures at our solar and wind generation facilities as most upgrades, replenishments and repairs are covered under the respective O&M contract for each site.

Results of Operations: Hawaii Gas

Key Factors Affecting Operating Results:

•	increase in gross profit primarily due to increase in volume; partially offset by
•	higher selling, general and administrative costs for the quarter ended June 30, 2015.

	Quarter Ended June 30,		Change Favorable/ (Unfavorable)		Six Months Ended June 30,		Change Favorable/ (Unfavorable)
	2015	2014			2015	2014
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Revenues	59,759	69,134	(9,375)	(13.6)	120,423	138,485	(18,062)	(13.0)
Cost of product sales	40,111	49,734	9,623	19.3	76,591	99,113	22,522	22.7
Gross profit	19,648	19,400	248	1.3	43,832	39,372	4,460	11.3
Selling, general and administrative expenses	4,862	4,771	(91)	(1.9)	10,218	10,394	176	1.7
Depreciation and amortization	2,366	2,295	(71)	(3.1)	4,720	4,553	(167)	(3.7)
Operating income	12,420	12,334	86	0.7	28,894	24,425	4,469	18.3
Interest expense, net(1)	(1,806)	(1,891)	85	4.5	(3,749)	(3,678)	(71)	(1.9)
Other expense	(116)	(57)	(59)	(103.5)	(260)	(139)	(121)	(87.1)
Provision for income taxes	(4,068)	(4,092)	24	0.6	(9,600)	(8,119)	(1,481)	(18.2)
Net income(2)	6,430	6,294	136	2.2	15,285	12,489	2,796	22.4
Reconciliation of net income to EBITDA excluding non-cash items and cash provided by operating activities to Free Cash Flow:
Net income(2)	6,430	6,294			15,285	12,489
Interest expense, net(1)	1,806	1,891			3,749	3,678
Provision for income taxes	4,068	4,092			9,600	8,119
Depreciation and amortization	2,366	2,295			4,720	4,553
Other non-cash expenses (income)	1,219	408			(611)	1,132
EBITDA excluding non-cash items	15,889	14,980	909	6.1	32,743	29,971	2,772	9.2
EBITDA excluding non-cash items	15,889	14,980			32,743	29,971
Interest expense, net(1)	(1,806)	(1,891)			(3,749)	(3,678)
Adjustments to derivative instruments recorded in interest expense(1)	(8)	153			131	146
Amortization of debt financing costs(1)	120	121			241	239
Provision for income taxes, net of changes in deferred taxes	—	(2,625)			—	(5,336)
Pension contribution	—	(825)			—	(1,135)
Changes in working capital	(3,169)	1,711			(646)	(3,777)
Cash provided by operating activities	11,026	11,624			28,720	16,430
Changes in working capital	3,169	(1,711)			646	3,777
Maintenance capital expenditures	(1,738)	(2,133)			(2,759)	(3,791)
Free cash flow	12,457	7,780	4,677	60.1	26,607	16,416	10,191	62.1

(1)	Interest expense, net, includes adjustments to derivative instruments related to interest rate swaps and non-cash amortization of deferred financing fees.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.

Results of Operations: Hawaii Gas – (continued)

Gross Profit and Operating Income

Volume increased by 3.7% for the quarter and six months ended June 30, 2015 compared with the quarter and six months ended June 30, 2014. On an underlying basis, adjusting for changes in customer inventory primarily related to the timing of foreign shipments, volume increased by 3.8% and 3.3% for the quarter and six months ended June 30, 2015, respectively. Gross profit per therm, excluding the impact of unrealized commodity hedges, increased for the quarter and six months ended June 30, 2015 compared with the quarter and six months ended June 30, 2014 as a result of lower commodity cost, partially offset by customer price decreases. During the quarter and six months ended June 30, 2015, the business significantly increased its supply of propane from off-island sources while decreasing its supply from Hawaii Independent Energy.

Selling, general and administrative expenses for the quarter ended June 30, 2015 increased slightly as a result of additional legal costs associated with progressing the business’ bulk Liquefied Natural Gas (“LNG”) program. For the six months ended June 30, 2015, selling, general and administrative expenses decreased driven by lower sales and promotion costs, partially offset by an increase in LNG program costs.

In October 2014, the business filed an application with the Hawaii Public Utilities Commission, (“HPUC”) seeking approval to invest $12.8 million in its utility business for a smaller-scale containerized LNG import project to provide natural gas as a replacement for up to 30% of its synthetic natural gas demand. In the second quarter of 2015, the Consumer Advocate issued its Statement of Position recommending that the HPUC approve the application, with conditions, and the docket is now before the HPUC for a final ruling.

Hawaii Gas continues to work with stakeholders throughout the state regarding a larger-scale statewide LNG import, storage and distribution program to supply multiple end markets including power generation and ground and marine transportation. In November 2014, Hawaii Gas launched its Invitation to Bid to more than 55 companies with relevant experience in larger-scale bulk LNG. During the second quarter of 2015, the business selected final round bidders and is in the process of evaluating binding bids.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $577,000 and $1.3 million for the quarter and six months ended June 30, 2015, respectively, and losses on derivative instruments of $695,000 and $1.3 million for the quarter and six months ended June 30, 2014, respectively. Excluding the derivative adjustments, interest expense remained flat during the quarter and six months ended June 30, 2015 compared with the quarter and six months ended June 30, 2014. The weighted average interest rate on all outstanding debt facilities, including any interest rate swaps, was 3.63% at June 30, 2015. Cash interest paid totaled $630,000 and $3.4 million for the quarter and six months ended June 30, 2015, respectively, and $585,000 and $3.3 million for the quarter and six months ended June 30, 2014, respectively.

Income Taxes

Income from Hawaii Gas is included in our consolidated federal income tax return, and is subject to Hawaii state income taxes. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business. For the year ending December 31, 2015, the business does not expect to pay state or current federal income taxes. Any future current federal taxable income attributable to Hawaii Gas is eligible to be offset upon consolidation with MIC’s NOLs.

Maintenance Capital Expenditures

For the six months ended June 30, 2015, Hawaii Gas incurred maintenance capital expenditures of $2.8 million and $6.0 million on an accrual basis and cash basis, respectively. This is compared with $3.8 million and $4.2 million on an accrual basis and cash basis, respectively, for the six months ended June 30, 2014. Maintenance capital expenditures for the periods presented were primarily for transmission line modifications and vehicle replacements.

Results of Operations: Corporate and Other

The financial results below reflect Corporate and Other’s performance during the periods below.

	Quarter Ended June 30,		Change Favorable/ (Unfavorable)		Six Months Ended June 30,		Change Favorable/ (Unfavorable)
	2015	2014			2015	2014
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Fees to manager-related party	154,559	14,495	(140,064)	NM	319,832	23,489	(296,343)	NM
Selling, general and administrative expenses	3,693	2,233	(1,460)	(65.4)	6,639	3,279	(3,360)	(102.5)
Operating loss	(158,252)	(16,728)	(141,524)	NM	(326,471)	(26,768)	(299,703)	NM
Interest (expense) income, net(1)	(3,716)	19	(3,735)	NM	(6,959)	69	(7,028)	NM
Benefit for income taxes	64,276	3,078	61,198	NM	122,773	4,133	118,640	NM
Noncontrolling interest	—	(614)	614	100.0	—	(935)	935	100.0
Net loss(2)	(97,692)	(14,245)	(83,447)	NM	(210,657)	(23,501)	(187,156)	NM
Reconciliation of net loss to EBITDA excluding non-cash items and cash used in operating activities to Free Cash Flow:
Net loss(2)	(97,692)	(14,245)			(210,657)	(23,501)
Interest expense (income), net(1)	3,716	(19)			6,959	(69)
Benefit for income taxes	(64,276)	(3,078)			(122,773)	(4,133)
Fees to manager-related party(3)	154,559	14,495			319,832	23,489
Other non-cash expense	187	801			375	1,310
EBITDA excluding non-cash items	(3,506)	(2,046)	(1,460)	(71.4)	(6,264)	(2,904)	(3,360)	(115.7)
EBITDA excluding non-cash items	(3,506)	(2,046)			(6,264)	(2,904)
Interest (expense) income, net(1)	(3,716)	19			(6,959)	69
Amortization of debt financing costs(1)	578	—			1,134	—
Benefit for income taxes, net of changes in deferred taxes	162	2,243			291	4,540
Changes in working capital(3)	1,684	(982)			360	(3,488)
Cash used in operating activities	(4,798)	(766)			(11,438)	(1,783)
Changes in working capital(3)	(1,684)	982			(360)	3,488
Free cash flow	(6,482)	216	(6,698)	NM	(11,798)	1,705	(13,503)	NM

NM — Not meaningful

(1)	Interest (expense) income, net, includes non-cash amortization of deferred financing fees.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.
(3)	In July 2015, our Board requested, and our Manager agreed, that $67.8 million of the performance fee for the second quarter of 2015 would be and was settled in cash in July 2015 to minimize dilution. The remainder of the fee will be reinvested in our common stock in July 2016 using the June 2016 monthly volume weighted average price.

Summary of Our Proportionately Combined Results

The proportionately combined financial measures below are those attributable to MIC’s ownership interest in each of our operating businesses and MIC Corporate. Given the nature of the businesses we own and our varied ownership levels of these businesses, management believes that GAAP measures such as net income and cash from operating activities do not fully reflect all of the items that our management considers in assessing the amount of cash generated by our ownership interest in our businesses. We note that proportionately combined metrics used by us may be calculated in a different manner by other companies, which may limit their usefulness as a comparative measure. Therefore, our proportionately combined metrics should be used as a supplement to, and not in lieu of, our financial results reported under GAAP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a reconciliation of EBITDA excluding non-cash items to net income (loss), and a reconciliation of Free Cash Flow to cash provided by (used in) operating activities for each of our operating businesses and MIC Corporate ($ in thousands) (unaudited).

	For the Quarter Ended June 30, 2015						Contracted Power and Energy 100%
	IMTT 100%(1)	Atlantic Aviation	Contracted Power and Energy(2)	Hawaii Gas	MIC Corporate	Proportionately Combined(3)
Gross profit	81,332	98,060	28,247	19,648	N/A	227,287	30,985
EBITDA excluding non-cash items	75,648	48,706	12,799	15,889	(3,506)	149,536	15,245
Free cash flow	29,891	37,586	2,863	12,457	(6,482)	76,315	4,341

	For the Quarter Ended June 30, 2014						IMTT 100%(5)	Contracted Power and Energy 100%
	IMTT 50%(4)	Atlantic Aviation	Contracted Power and Energy(2)	Hawaii Gas	MIC Corporate	Proportionately Combined(3)
Gross profit	38,523	86,460	5,681	19,400	N/A	150,064	77,046	8,989
EBITDA excluding non-cash items	34,718	39,416	4,544	14,980	(2,046)	91,611	69,435	8,024
Free cash flow	16,111	30,464	2,128	7,780	216	56,699	32,221	4,048

	For the Six Months Ended June 30, 2015						Contracted Power and Energy 100%
	IMTT 100%(1)	Atlantic Aviation	Contracted Power and Energy(2)	Hawaii Gas	MIC Corporate	Proportionately Combined(3)
Gross profit	165,802	206,175	35,067	43,832	N/A	450,876	40,170
EBITDA excluding non-cash items	154,052	104,965	17,250	32,743	(6,264)	302,746	21,730
Free cash flow	96,075	83,656	4,456	26,607	(11,798)	198,996	7,030

	For the Six Months Ended June 30, 2014						IMTT 100%(5)	Contracted Power and Energy 100%
	IMTT 50%(4)	Atlantic Aviation	Contracted Power and Energy(2)	Hawaii Gas	MIC Corporate	Proportionately Combined(3)
Gross profit	81,019	173,669	9,248	39,372	N/A	303,308	162,037	14,810
EBITDA excluding non-cash items	74,454	79,452	8,422	29,971	(2,904)	189,395	148,908	14,520
Free cash flow	37,527	62,231	3,740	16,416	1,705	121,619	75,053	6,823

N/A — Not applicable.

(1)	Represents our 100% ownership interest in IMTT subsequent to July 16, 2014. IMTT owns 66.7% of its Quebec marine terminal in Canada. The remainder is owned by one other party. IMTT consolidates the results of the Quebec terminal in its financial statements and adjusts the portion that it does not own through noncontrolling interest. The above table shows 100% of IMTT, including the 33.3% portion of the Quebec terminal that it does not own, which is not significant. Both MIC’s and IMTT’s EBITDA excluding non-cash items and Free Cash Flow reflects 100% of the results of the Quebec terminal.
(2)	Proportionately combined Free Cash Flow for Contracted Power and Energy is equal to MIC's controlling ownership interest in its solar and wind power generation businesses and the district energy business, up to August 21, 2014, date of sale. As of April 1, 2015, Contracted Power and Energy also includes 100% of BEC, a gas-fired power generation facility.

(3)	Proportionately combined Free Cash Flow is equal to the sum of Free Cash Flow attributable to MIC's ownership interest in each of its operating businesses and MIC Corporate.
(4)	Our proportionate interest in IMTT prior to the acquisition of the remaining 50% interest on July 16, 2014.
(5)	Represents 100% of IMTT as a stand-alone business.

Liquidity and Capital Resources

General

Our primary cash requirements include normal operating expenses, debt service, debt principal payments, payments of dividends and capital expenditures. Our primary source of cash is operating activities, although we may draw on credit facilities for capital expenditures, issue additional shares or sell assets to generate cash.

At June 30, 2015, our consolidated debt outstanding totaled $2,811.1 million, our consolidated cash balances totaled $168.2 million and consolidated total available capacity under our revolving credit facilities totaled $1,089.2 million.

The following table shows MIC’s proportionate ownership interest of debt profile at June 30, 2015 ($ in thousands).

Business	Debt		Weighted Average Remaining Life (in years)	Balance Outstanding(1)	Weighted Average Rate(2)	Undrawn Amount
MIC			4.0
	Convertible Notes			349,975	2.88%
	Revolving Facility(3)					360,000
IMTT(4)			9.0
	Senior Notes			600,000	3.97%
	Tax-Exempt Bonds			508,975	2.79%
	Revolving Facility	(5)		797	2.62%	599,203
Atlantic Aviation(6)			4.9
	Term Loan			603,575	4.63%
	Revolving Facility					70,000
CP&E
	Renewables		15.7	218,410	4.75%
	BEC(3)		6.1	251,500	7.44%
Hawaii Gas			4.9
	Term Loan			80,000	2.89%
	Senior Notes			100,000	4.22%
	Revolving Facility					60,000
Total			7.5	$2,713,232	4.12%	$1,089,203

(1)	Proportionate to MIC's ownership interest.
(2)	Reflects annualized cost associated with interest on all facilities including interest rate hedges. Excludes non-cash deferred financing costs and commitments fees.
(3)	As of August 3, 2015, $191.0 million was drawn on the MIC revolving credit facility which was used, together with cash on hand, to fully repay the outstanding balance at BEC.
(4)	Excludes loans from prior owners of $19.6 million.
(5)	Weighted average interest rate of 2.62% represents the Canadian revolving credit facility outstanding at June 30, 2015. The interest rate on the U.S. revolving credit facility, which remained undrawn, was LIBOR plus 1.625% at June 30, 2015.
(6)	Excludes $4.4 million of stand-alone debt facilities used to fund construction at certain FBOs.

Liquidity and Capital Resources – (continued)

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

We use revolving credit facilities at each of our operating companies and the holding company as a means of maintaining access to sufficient liquidity to meet future requirements, including servicing long-term debt obligations and funding growth projects. We base our assessment of the sufficiency of our liquidity and capital resources on the assumptions that:

•	our businesses overall generate, and are expected to continue to generate, significant operating cash flows;
•	the ongoing capital expenditures associated with our businesses are readily funded from their respective operating cash flows or available debt facilities; and
•	we will be able to refinance, extend and/or repay the principal amount of maturing long-term debt on terms that can be supported by our businesses.

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

Recent Transactions Affecting Liquidity

At the Market (“ATM”) Program

On June 24, 2015, we entered into an equity distribution agreement providing for the sale by the Company, from time to time, of shares of our common stock having an aggregate gross offering price not to exceed $400.0 million. We expect to raise relatively small amounts of capital from time to time through the ATM program to fund growth projects including bolt-on acquisitions.

IMTT Refinancing

On May 21, 2015, IMTT entered into credit agreements that provide the business with a $325.0 million tranche of ten-year senior notes, a $275.0 million tranche of twelve-year senior notes and a five-year $600.0 million revolving credit facility. IMTT’s entire portfolio of $509.0 million of tax-exempt bond debt was repurchased and reissued with a seven year maturity. The floating rate on the tax-exempt bonds has been fixed using interest rate swap contracts. Concurrent with entering into these new facilities, the business paid $31.4 million in interest rate swap breakage fees associated with the termination of out-of-the-money interest rate swap contracts related to prior debt facilities.

MIC Revolver Upsize

On May 1, 2015, we increased the aggregate commitments under our MIC senior secured revolving credit facility from $250.0 million to $360.0 million with all terms remaining the same. On April 1, 2015, $155.0 million was drawn to fund a portion of the BEC acquisition and was subsequently repaid in full in May 2015. In July 2015, the Company drew down $191.0 million and, together with cash on hand, fully repaid the outstanding balance of $251.5 million of term loan debt at BEC.

MIC Equity Underwritten Offering

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

Liquidity and Capital Resources – (continued)

The following section discusses our sources and uses of cash on a consolidated basis. All intercompany activities such as corporate allocations, capital contributions to our businesses and distributions from our businesses have been excluded from the tables as these transactions are eliminated on consolidation.

Analysis of Consolidated Historical Cash Flows from Operations

	Six Months Ended June 30,		Change Favorable/ (Unfavorable)
	2015	2014
($ In Thousands)	$	$	$	%
Cash provided by operating activities	193,944	131,335	62,609	47.7
Cash used in investing activities	(286,459)	(256,657)	(29,802)	(11.6)
Cash provided by (used in) financing activities	212,983	(23,468)	236,451	NM

NM — Not meaningful

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

The increase in consolidated cash provided by operating activities for the six months ended June 30, 2015 compared with the six months ended June 30, 2014 was primarily due to:

•	the consolidation of IMTT results on July 16, 2014; and
•	improved EBITDA excluding non-cash items; partially offset by
•	increase in cash interest expense; and
•	interest rate swap breakage fees paid at IMTT in connection with the IMTT refinancing.

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

Liquidity and Capital Resources – (continued)

The increase in consolidated cash used in investing activities for the six months ended June 30, 2015 compared with the six months ended June 30, 2014 was primarily due to:

•	the acquisition of BEC on April 1, 2015;
•	the consolidation of IMTT’s capital expenditures and distributions that were previously accounted for under the equity method of accounting; partially offset by
•	the acquisition of Galaxy on April 30, 2014.

Growth Capital Expenditures

We invested $32.1 million and $29.0 million of growth capital expenditures in our existing businesses during the six months ended June 30, 2015 and 2014, respectively.

We continuously evaluate opportunities to deploy capital in both growth projects and in acquisitions of additional businesses, whether through our existing businesses or in new lines of business. These opportunities may be significant, such as our recent acquisition of the remaining 50% interest in IMTT, or they may be incremental and not individually significant, such as our acquisitions of BEC in April 2015 and a single FBO in January 2015. In aggregate, we anticipate deploying approximately $250.0 million in these types of activities in 2015.

In addition, we maintain a backlog of projects that we expect to complete in subsequent periods. We consider projects to be a part of our backlog when we have committed to the deployment of capital for the underlying project, and have, where relevant, received all requisite approvals/authorizations for the deployment of such capital. The inclusion of a project in our backlog does not guarantee that the project will commence, be completed or ultimately generate revenue. As of June 30, 2015, our backlog includes and we anticipate deploying approximately $90.0 million of growth capital in 2016.

Financing Activities

The drivers of cash provided by financing activities primarily include debt financing of acquisitions and capital expenditures, debt refinancing and equity offerings. The drivers of cash used in financing activities primarily include repayment of debt principal balances on maturing debt and dividends to our shareholders.

The change in cash provided by financing activities for the six months ended June 30, 2015 compared with the cash used in financing activities for the six months ended June 30, 2014 was primarily due to:

•	net cash proceeds from the equity offering completed in March 2015; and
•	net borrowing on IMTT credit facilities upon refinancing its debt in May 2015; partially offset by
•	repayment of term loan debt at BEC;
•	net borrowing at Atlantic Aviation to partially fund the Galaxy Acquisitions in April 2014; and
•	increase in dividends paid to shareholders during 2015.

IMTT

At June 30, 2015, IMTT had $1.1 billion of debt outstanding consisting of $600.0 million of senior notes, $509.0 million of tax-exempt bonds, $19.6 million of loans from prior owners and $797,000 of revolving credit facility drawn.

On May 21, 2015, IMTT replaced its existing debt, in part, with new senior notes, a new revolver and reissued tax-exempt bonds. In conjunction with the refinancing, Standard and Poor’s and Fitch assigned IMTT an investment grade rating of BBB- with a stable outlook to the notes and the issuer.

IMTT entered into a note purchase agreement pursuant to which ITT Holdings LLC (“ITT LLC”), a subsidiary of IMTT Holdings LLC (“IMTT”), issued $325.0 million of ten-year senior notes and $275.0 million of twelve-year senior notes. The notes bear interest at a weighted average rate of 3.97%.

Liquidity and Capital Resources – (continued)

IMTT entered into a new $600.0 million revolving credit facility of which, $550.0 million is U.S. dollar denominated and $50.0 million is Canadian dollar denominated. The interest rate on the revolver varies according to IMTT’s leverage. As at June 30, 2015 and until September 30, 2015, the interest rate is LIBOR plus 1.625% with a commitment fee of 0.3125% for undrawn capacity. The floating rate component of the facility’s interest rate is unhedged. Commencing on September 30, 2015, IMTT has the option for the margin to be based on IMTT’s published credit rating, which would result in an interest rate of LIBOR plus 1.50% using IMTT’s current credit rating.

IMTT repurchased and reissued its portfolio of $509.0 million of tax-exempt bonds. These bonds feature a right by holders to require IMTT to repurchase the bonds at par after seven years. The effective interest rate on these tax-exempt bonds is one-month LIBOR plus the applicable margin under the revolving credit facility plus 0.625%, all multiplied by 70.9%. The one-month LIBOR interest rate has been fully hedged for a period of six years starting on June 1, 2015 at 1.677%. This results in a weighted average interest rate on the tax exempt bonds of 2.79% at June 30, 2015.

Concurrent with entering into these new facilities, the business paid $31.4 million in interest rate swap breakage fees associated with the termination of out-of-the-money interest rate swap contracts related to the prior debt facilities.

The weighted average interest rate on the outstanding debt facilities, including interest rate swaps, was 3.46% at June 30, 2015. Cash interest paid was $15.5 million and $20.5 million for the six months ended June 30, 2015 and 2014, respectively.

At June 30, 2015, IMTT was in compliance with its financial covenants.

Atlantic Aviation

At June 30, 2015, Atlantic Aviation had total debt outstanding of $608.0 million comprised of $603.6 million of senior secured, first lien term loan facilities and $4.4 million of stand-alone debt facilities used to fund construction of certain FBOs. Atlantic Aviation also has access to a $70.0 million senior secured, first lien revolving credit facility which is currently undrawn. The weighted average interest rate on all outstanding debt facilities, including interest rate swaps, was 4.63% at June 30, 2015. Cash interest paid was $14.7 million and $13.2 million for the six months ended June 30, 2015 and 2014, respectively.

At June 30, 2015, Atlantic Aviation was in compliance with its financial covenants.

CP&E

At June 30, 2015, the CP&E segment had $543.8 million in term loan debt. The weighted average interest rate on the term loan debt, including the interest rate swap, was 5.975% at June 30, 2015. Cash interest paid was $14.7 million and $7.7 million for the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015, all of the CP&E credit facilities were compliant with their respective financial covenants.

On June 3, 2015, the wind power generation business located in Idaho amended its term loan facility to reduce the cost of borrowings. The margin on the floating interest rate decreased from 2.75% to 1.625% with all other terms remaining substantially unchanged. The floating interest rate on the amortizing debt balance has been fixed at a weighted average rate of 4.755% using interest rate swap contracts.

On April 1, 2015, as part of the BEC acquisition, we assumed $509.1 million of outstanding debt. The financing was a Term Loan B with comparatively high leverage to the existing MIC portfolio and had a high cash flow sweep provision which significantly limited distributions available from BEC. During the quarter ended June 30, 2015, we repaid $257.6 million of term loan debt. At June 30, 2015, the outstanding balance on BEC’s debt facilities totaled $251.5 million. Due to the suboptimal Term Loan B structure, in July 2015, we fully repaid the outstanding balance of $251.5 million of term loan debt with a combination of drawings on the MIC senior secured revolving credit facility and cash on hand.

Liquidity and Capital Resources – (continued)

Hawaii Gas

At June 30, 2015, Hawaii Gas had total debt outstanding of $180.0 million in term loan and senior secured note borrowings and a revolving credit facility of $60.0 million that was undrawn. The weighted average interest rate on the outstanding debt facilities, including the interest rate swap, was 3.63% at June 30, 2015. Cash interest paid was $3.4 million and $3.3 million for the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015, Hawaii Gas was in compliance with its financial covenants.

MIC Corporate

At June 30, 2015, we had $350.0 million in convertible senior notes outstanding that bear interest at 2.875% and a $360.0 million senior secured revolving credit facility that was undrawn. The revolving credit facility bears interest at LIBOR plus 1.75%. We drew down $155.0 million on the revolving credit facility on April 1, 2015 to partially fund the acquisition of BEC and subsequently repaid in full on May 27, 2015. In July 2015, we drew down $191.0 million, and together with cash on hand, fully repaid the outstanding balance of $251.5 million of term loan debt at BEC.

At June 30, 2015, MIC was in compliance with its financial covenants.

For a description of the material terms and debt covenants of MIC and its businesses, see Note 8, “Long-Term Debt”, in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Commitments and Contingencies

On April 1, 2015, we funded the cash consideration of the purchase price for the BEC acquisition by drawing down $155.0 million on our senior secured revolving credit facility and with cash on hand. The drawn balance on our senior secured revolving credit facility was subsequently repaid in May 2015 and the balance remained undrawn at June 30, 2015. In July 2015, we drew $191.0 million, which together with cash on hand, fully repaid the outstanding balance of $251.5 million of term loan debt at BEC.

On May 1, 2015, we increased the aggregate commitments under the MIC senior secured revolving credit facility from $250.0 million to $360.0 million with all terms remaining the same.

On May 21, 2015, IMTT entered into credit agreements that provide the business with a $325.0 million tranche of ten-year senior notes, a $275.0 million tranche of twelve-year senior notes and a five-year $600.0 million revolving credit facility. IMTT’s entire portfolio of $509.0 million of tax-exempt bond debt was repurchased and reissued with a seven year maturity. The floating rate on the tax-exempt bonds has been fixed using interest rate swap contracts. Concurrent with entering into these new facilities, the business paid $31.4 million in interest rate swap breakage fees associated with the termination of out-of-the-money interest rate swap contracts related to prior debt facilities.

Except as noted above, at June 30, 2015, there have been no material changes in our commitments and contingencies compared with our commitments and contingencies at December 31, 2014. At June 30, 2015, we did not have any material purchase obligations. For a discussion of our other future obligations, due by period, under the various contractual obligations, off-balance sheet arrangements and commitments, please see “Liquidity and Capital Resources — Commitments and Contingencies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on February 18, 2015.

At June 30, 2015, we did not have any material reserves for contingencies. We have other contingencies occurring in the normal course of business, including pending legal and administrative proceedings that are not reflected at this time as they are not ascertainable.

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

Critical Accounting Policies and Estimates – (continued)

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

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Controls and Procedures – (continued)

Changes in Internal Control Over Financial Reporting

On July 16, 2014, we completed the acquisition of the remaining 50% interest in IMTT that we did not previously own and consolidated the financial results of IMTT effective as of such date. Prior to the acquisition, we had a 50% investment in IMTT, which was accounted for under the equity method, and we did not directly manage the day to day operations of IMTT. The Company is evaluating changes to processes, information technology systems and other components of internal controls over financial reporting as part of its ongoing integration activities, and as a result, controls will be periodically changed. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4, “Acquisitions and Disposition”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have not been any other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS
($ in Thousands, Except Share Data)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$168,184	$48,014
Restricted cash	21,060	21,282
Accounts receivable, less allowance for doubtful accounts of $1,513 and $771, respectively	115,019	96,885
Inventories	31,025	28,080
Prepaid expenses	15,019	14,276
Deferred income taxes	25,412	25,412
Other	28,209	22,941
Total current assets	403,928	256,890
Property, equipment, land and leasehold improvements, net	4,037,977	3,362,585
Investment in unconsolidated business	9,166	9,773
Goodwill	2,019,204	1,996,259
Intangible assets, net	960,076	959,634
Deferred financing costs, net of accumulated amortization	42,541	32,037
Other	19,780	8,010
Total assets	$7,492,672	$6,625,188
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Due to manager-related party	$142,169	$4,858
Accounts payable	53,507	49,733
Accrued expenses	72,810	77,248
Current portion of long-term debt	28,346	27,655
Fair value of derivative instruments	24,846	32,111
Other	33,126	32,727
Total current liabilities	354,804	224,332
Long-term debt, net of current portion	2,782,737	2,364,866
Deferred income taxes	812,312	904,108
Fair value of derivative instruments	23,689	27,724
Tolling agreements – noncurrent	73,800	—
Other	141,812	133,990
Total liabilities	4,189,154	3,655,020
Commitments and contingencies	—	—

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS – (continued)
($ in Thousands, Except Share Data)

	June 30, 2015	December 31, 2014
	(Unaudited)
Stockholders’ equity:
Preferred stock ($0.001 par value; 100,000,000 authorized; no shares issued and outstanding at June 30, 2015)(1);	$—	$—
Special stock ($0.001 par value; 100 authorized; 100 shares issued and outstanding at June 30, 2015)(1);	—	—
Common stock ($0.001 par value; 500,000,000 authorized; 79,501,783 shares issued and outstanding at June 30, 2015)(1);	79	—
LLC interests (no par value; 71,089,590 LLC interests issued and outstanding at December 31, 2014)(1);	—	1,942,745
Additional paid in capital(1)	2,455,851	21,447
Accumulated other comprehensive loss	(23,975)	(21,550)
Retained earnings	692,423	844,521
Total stockholders’ equity	3,124,378	2,787,163
Noncontrolling interests	179,140	183,005
Total equity	3,303,518	2,970,168
Total liabilities and equity	$7,492,672	$6,625,188

(1)	See Note 9, “Stockholders' Equity”, for discussions on preferred stock, special stock, common stock, LLC interests and additional paid in capital.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
($ in Thousands, Except Share and Per Share Data)

	Quarter Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue
Service revenue	$327,809	$205,269	$653,811	$407,708
Product revenue	95,880	74,964	168,376	147,973
Financing and equipment lease income	—	710	—	1,457
Total revenue	423,689	280,943	822,187	557,138
Costs and expenses
Cost of services	148,417	115,497	281,834	228,451
Cost of product sales	45,247	50,597	84,374	100,836
Selling, general and administrative	81,064	56,836	151,717	112,300
Fees to manager-related party	154,559	14,495	319,832	23,489
Depreciation	51,801	12,428	109,223	24,582
Amortization of intangibles	17,902	9,456	65,873	18,221
Loss on disposal of assets	104	866	649	866
Total operating expenses	499,094	260,175	1,013,502	508,745
Operating (loss) income	(75,405)	20,768	(191,315)	48,393
Other income (expense)
Dividend income	267	—	798	—
Interest income	7	31	13	95
Interest expense(1)	(22,342)	(17,945)	(53,863)	(31,956)
Equity in earnings and amortization charges of investee	—	10,799	—	25,086
Other income, net	425	1,576	1,471	2,257
Net (loss) income before income taxes	(97,048)	15,229	(242,896)	43,875
Benefit (provision) for income taxes(2)	33,531	(5,485)	88,864	(13,971)
Net (loss) income	$(63,517)	$9,744	$(154,032)	$29,904
Less: net (loss) income attributable to noncontrolling interests	(421)	44	(1,934)	(162)
Net (loss) income attributable to MIC	$(63,096)	$9,700	$(152,098)	$30,066
Basic (loss) income per common stock attributable to MIC	$(0.80)	$0.17	$(2.00)	$0.53
Weighted average number of common stock outstanding: basic	79,246,069	56,559,924	76,214,929	56,465,136
Diluted (loss) income per common stock attributable to MIC	$(0.80)	$0.17	$(2.00)	$0.53
Weighted average number of common stock outstanding: diluted	79,246,069	56,572,519	76,214,929	56,477,888
Cash dividends declared per common stock	$1.11	$0.95	$2.18	$1.8875

(1)	Interest expense includes gains on derivative instruments of $3.1 million and losses on derivative instruments of $9.8 million for the quarter and six months ended June 30, 2015, respectively. For the quarter and six months ended June 30, 2014, interest expense includes losses on derivative instruments of $8.6 million and $13.9 million, respectively, of which net losses of $269,000 and $508,000, respectively, were reclassified from accumulated other comprehensive loss.
(2)	Includes $107,000 and $202,000 of benefit for income taxes from accumulated other comprehensive loss reclassifications for the quarter and six months ended June 30, 2014, respectively.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
($ in Thousands)

	Quarter Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net (loss) income	$(63,517)	$9,744	$(154,032)	$29,904
Other comprehensive income (loss), net of taxes:
Reclassification of realized losses of derivatives into earnings(1)	—	171	—	321
Translation adjustment(2)	—	289	(4,051)	4
Other comprehensive income (loss)	—	460	(4,051)	325
Comprehensive (loss) income	$(63,517)	$10,204	$(158,083)	$30,229
Less: comprehensive (loss) income attributable to noncontrolling interests	(421)	125	(3,560)	(9)
Comprehensive (loss) income attributable to MIC	$(63,096)	$10,079	$(154,523)	$30,238

(1)	Reclassification of realized losses of derivatives is composed of (i) pre-tax derivative losses into interest expense of $269,000 and $508,000, respectively, and the related tax benefit of $107,000 and $202,000, respectively, recorded in the consolidated condensed statements of operations; and (ii) pre-tax derivative losses of $13,000 and $23,000, respectively, as an adjustment to investment in unconsolidated business and an adjustment to deferred taxes of $4,000 and $8,000, respectively, recorded in the consolidated condensed balance sheet for the quarter and six months ended June 30, 2014, respectively.
(2)	Translation adjustment is presented net of taxes of $1.7 million for the six months ended June 30, 2015. For the quarter and six months ended June 30, 2014, translation adjustment is presented net of taxes of $156,000 and $2,000, respectively.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in Thousands)

	Six Months Ended
	June 30, 2015	June 30, 2014
Operating activities
Net (loss) income	$(154,032)	$29,904
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	109,223	27,993
Amortization of intangible assets	65,873	18,221
Loss on disposal of assets	548	816
Equity in earnings and amortization charges of investee	—	(25,086)
Equity distributions from investee	—	25,086
Amortization of debt financing costs	4,566	2,141
Adjustments to derivative instruments	(40,465)	5,367
Fees to manager–related party	252,012	23,489
Equipment lease receivable, net	—	2,028
Deferred rent	885	189
Deferred taxes	(89,312)	10,030
Other non-cash expenses (income), net	1,957	(319)
Changes in other assets and liabilities, net of acquisitions:
Restricted cash	2,071	25,262
Accounts receivable	(13,081)	(10,851)
Inventories	(152)	(1,227)
Prepaid expenses and other current assets	3,580	877
Due to manager–related party	67,813	(51)
Accounts payable and accrued expenses	(10,489)	270
Income taxes payable	(5,461)	(313)
Pension contribution	—	(1,135)
Other, net	(1,592)	(1,356)
Net cash provided by operating activities	193,944	131,335
Investing activities
Acquisitions of businesses and investments, net of cash acquired	(236,956)	(232,947)
Return of investment in unconsolidated business	—	12,297
Purchases of property and equipment	(50,025)	(36,053)
Other, net	522	46
Net cash used in investing activities	(286,459)	(256,657)

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS – (continued)
(Unaudited)
($ in Thousands)

	Six Months Ended
	June 30, 2015	June 30, 2014
Financing activities
Proceeds from long-term debt	$1,654,569	$104,884
Payment of long-term debt	(1,744,761)	(16,726)
Proceeds from the issuance of common stock	487,937	—
Dividends paid to common stockholders	(162,967)	(104,502)
Contributions received from noncontrolling interests	532	—
Distributions paid to noncontrolling interests	(1,238)	(1,406)
Offering and equity raise costs paid	(16,540)	(17)
Debt financing costs paid	(14,293)	(2,317)
Proceeds from the issuance of common stock pursuant to MIC Direct	188	130
Change in restricted cash	10,975	(2,599)
Payment of capital lease obligations	(1,419)	(915)
Net cash provided by (used in) financing activities	212,983	(23,468)
Effect of exchange rate changes on cash and cash equivalents	(298)	—
Net change in cash and cash equivalents	120,170	(148,790)
Cash and cash equivalents, beginning of period	48,014	233,373
Cash and cash equivalents, end of period	$168,184	$84,583
Supplemental disclosures of cash flow information
Non-cash investing and financing activities:
Accrued equity offering costs	$168	$286
Accrued financing costs	$887	$322
Accrued purchases of property and equipment	$16,359	$2,501
Acquisition of equipment through capital leases	$398	$—
Issuance of common stock to manager	$182,513	$18,100
Issuance of common stock to independent directors	$750	$750
Conversion of convertible senior notes to common stock	$25	$—
Conversion of LLC interests to common stock(1)	$79	$—
Conversion of LLC interests to additional paid in capital(1)	$2,428,334	$—
Conversion of construction loan to term loan	$—	$60,360
Distributions payable to noncontrolling interests	$39	$406
Taxes paid	$5,909	$4,254
Interest paid	$54,038	$24,173

(1)	See Note 9, “Stockholders' Equity”, for discussion on presentation of common stock, LLC interests and additional paid in capital.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Description of Business

Macquarie Infrastructure Corporation, a Delaware corporation, is the successor to Macquarie Infrastructure Company LLC (“MIC LLC”) pursuant to the conversion (the “Conversion”) of MIC LLC into a corporation on May 21, 2015. MIC LLC was formed on April 13, 2004. Except as otherwise specified, all references in this Form 10-Q to “MIC” or the “Company,” refer (i) from and after the time of the Conversion, to Macquarie Infrastructure Corporation and its subsidiaries and (ii) prior to the Conversion, to the predecessor MIC LLC and its subsidiaries. Except as otherwise specified, all references in this Form 10-Q to “common stock” or “shares” refer (i) from and after the time of the Conversion, to common stock and (ii) prior to the Conversion, LLC interests.

The Company owns, operates and invests in a diversified group of infrastructure businesses in the United States. Macquarie Infrastructure Management (USA) Inc. is the Company’s manager and is referred to in these financial statements as the Manager. The Manager is a wholly-owned subsidiary within the Macquarie Group of companies, which is comprised of Macquarie Group Limited and its subsidiaries and affiliates worldwide. Macquarie Group Limited is headquartered in Australia and is listed on the Australian Stock Exchange. MIC is a non-operating holding company with a Board of Directors and other corporate governance responsibilities. MIC is treated as a corporation for tax purposes.

The Company owns its businesses through its direct wholly-owned subsidiary MIC Ohana Corporation, the successor to Macquarie Infrastructure Company Inc. pursuant to the Conversion on May 21, 2015. The Company’s businesses operate predominantly in the United States and consist of the following:

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

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

2. Basis of Presentation  – (continued)

The interim financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 18, 2015. Operating results for the quarter and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any future interim periods.

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

Recently Issued Accounting Standards

On July 22, 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation”. The ASU will not apply to inventories that are measured by using either the last-in, first-out (LIFO) method or the retail inventory method. The guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is allowed. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

On April 7, 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments. The guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed. The standard must be applied retrospectively to all prior periods presented. The Company will include appropriate disclosures related to debt issuance costs in accordance with the standard when it adopts the provisions of this ASU.

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

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

2. Basis of Presentation  – (continued)

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018. Early application is permitted to the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

3. (Loss) Income per Share

Following is a reconciliation of the basic and diluted number of shares of common stock used in computing (loss) income per share:

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average number of shares outstanding: basic	79,246,069	56,559,924	76,214,929	56,465,136
Dilutive effect of restricted stock unit grants and convertible senior notes	—	12,595	—	12,752
Weighted average number of shares outstanding: diluted	79,246,069	56,572,519	76,214,929	56,477,888

Restricted stock unit grants totaling 8,660 provided to the independent directors on June 18, 2015, which will vest during the second quarter of 2016, and the 12,525 provided to the independent directors on May 21, 2014, which vested during the second quarter of 2015, and the convertible senior notes that were issued on July 15, 2014 were anti-dilutive due to the Company’s net loss for the quarter and six months ended June 30, 2015. As such, the following represents the weighted average potential dilutive shares of common stock that were excluded from the diluted (loss) income per share calculation:

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Restricted stock unit grants	7,843	—	10,172	—
Convertible senior notes	4,238,274	—	4,183,427	—
Total	4,246,117	—	4,193,599	—

The effect of potentially dilutive shares for the quarter and six months ended June 30, 2014 is calculated assuming that the 12,525 restricted stock unit grants provided to the independent directors on May 21, 2014, which vested during the second quarter of 2015, and the 12,910 restricted stock unit grants provided to the independent directors on May 20, 2013, which vested during the second quarter of 2014, had been fully converted to shares on those grant dates.

4. Acquisitions

CP&E — Bayonne Energy Center (“BEC”) Acquisition

On April 1, 2015, the Company completed the acquisition of a 100% interest in BEC for a purchase price of $724.3 million (subject to post-closing working capital adjustments), which consisted of $215.2 million in cash and the assumption of $509.1 million of debt, excluding transaction costs. The Company funded the cash consideration for the acquisition by drawing on the MIC senior secured revolving credit facility and using cash on hand.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

4. Acquisitions  – (continued)

BEC is a 512 megawatt gas-fired power generating facility located in Bayonne, New Jersey, adjacent to IMTT’s Bayonne terminal. BEC has tolling agreements with a creditworthy off-taker for 62.5% of its power generating capacity and power produced is delivered to New York City via a dedicated transmission cable under New York Harbor.

The acquisition has been accounted for as a business combination. Accordingly, the results of operations of BEC are included in the consolidated condensed statement of operations and as a component of the Company’s CP&E segment since April 1, 2015. The preliminary allocation of the purchase price for BEC’s assets acquired and liabilities assumed was as follows ($ in thousands):

Restricted cash	$12,440
Accounts receivable	5,471
Inventories	3,155
Prepaid expenses	1,835
Other current assets	479
Total current assets	23,380
Property, equipment and leasehold improvements	719,990
Intangible assets – contractual arrangements(1)	61,463
Goodwill(2)	26,462
Total assets acquired	$831,295
Accounts payable	$1,926
Accrued expenses	1,084
Current portion of long-term debt	5,250
Fair value of derivative instruments – current	6,196
Tolling agreements – current(3)	6,368
Other current liabilities	179
Total current liabilities	21,003
Long-term debt, net of current portion	503,827
Tolling agreements – noncurrent(3)	75,392
Fair value of derivative instruments – non-current	15,279
Other noncurrent liabilities	538
Total liabilities assumed	616,039
Net assets acquired	$215,256

(1)	Contractual arrangements are being amortized over a seventeen year period.
(2)	Goodwill is deductible for tax purposes.
(3)	Tolling agreements represent agreements with an off-taker where BEC agreed to sell 62.5% of its capacity, energy and ancillary services for fixed monthly tolling and capacity payments and monthly variable operation and maintenance fees (“O&M”). Fixed payments received under these contracts were below prevailing market rates at the date of acquisition. The difference between the present value of the fixed payments and the present value of the market rates at the date of acquisition is recorded as a liability on the consolidated condensed balance sheet as part of purchase accounting. This liability will be amortized over the weighted average life of the tolling agreements of approximately thirteen years.

The preliminary fair value of the acquired assets and liabilities assumed were determined using various valuation techniques, including the market, income and/or cost approaches. The Company is still in the

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

4. Acquisitions  – (continued)

process of reviewing the valuation of the assets acquired and liabilities assumed and expect such process to be completed by September 30, 2015. Had the acquisition occurred as of January 1, 2015, the consolidated results of operations would not have been materially different. For the six months ended June 30, 2015, the Company incurred acquisition costs of approximately $9.1 million in connection with this acquisition, which are included in selling, general, and administrative expenses.

CP&E — 2014 Wind Power Generation Facilities Acquisition

In 2014, the Company acquired controlling interests in wind power generation facilities, consisting of Brahms Wind, LLC, Exergy Idaho Holdings, LLC and Idaho Wind Partners 1, LLC (collectively the “2014 wind power generation facilities”), for a combined purchase price of $106.1 million. These wind farms have a total of 134 turbines located in New Mexico and Idaho and have a total wind power generation capacity of 203 megawatts of electricity. The Company entered into LLC agreements with the noncontrolling interest co-investors whose interests in these projects are reflected in noncontrolling interests in the consolidated condensed financial statements.

During the six months ended June 30, 2015, the Company completed the purchase price allocation associated with the acquisitions. Substantially all of the purchase price has been allocated to the wind turbines, which have a fair value of $316.2 million, and is primarily offset by $163.9 million of amortizing term loan debt and noncontrolling interests. The fair value was determined using various valuation techniques, including the market approach, income approach and/or cost approach.

For the year ended December 31, 2014, the Company recorded transaction related costs of $2.0 million in selling, general and administrative expenses for these investments. Had the acquisitions occurred as of January 1, 2014, the consolidated results of operations would not have been materially different.

5. Property, Equipment, Land and Leasehold Improvements

Property, equipment, land and leasehold improvements at June 30, 2015 and December 31, 2014 consist of the following ($ in thousands):

	June 30, 2015	December 31, 2014
Land	$271,521	$272,110
Easements	131	131
Buildings	40,986	40,730
Leasehold and land improvements	562,859	439,962
Machinery and equipment	3,423,823	2,810,531
Furniture and fixtures	28,984	28,664
Construction in progress	103,908	72,241
	4,432,212	3,664,369
Less: accumulated depreciation	(394,235)	(301,784)
Property, equipment, land and leasehold improvements, net	$4,037,977	$3,362,585

As discussed in Note 4, “Acquisitions”, the Company acquired $720.0 million in property, equipment and leasehold improvements from the acquisition of BEC on April 1, 2015.

During the quarter ended March 31, 2015, Atlantic Aviation reassessed the useful lives of its leasehold and land improvements related to leases at certain airports to generally match these useful lives with the remaining lease terms plus extensions under Atlantic Aviation’s control. This change will generally accelerate depreciation expense at the affected sites. During the quarter ended March 31, 2015, as a result of this reassessment, the business performed an impairment analysis related to its leasehold and land improvements

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

5. Property, Equipment, Land and Leasehold Improvements  – (continued)

and recorded an impairment of $2.8 million, which was included in depreciation expense. The change in useful life also resulted in increased depreciation expense of $2.1 million for the six months ended June 30, 2015.

In addition, during the quarter ended March 31, 2015, an impairment charge of $4.2 million was recorded due to a change in the current lease contract at one of the bases. This amount was included in depreciation expense.

6. Intangible Assets

Intangible assets at June 30, 2015 and December 31, 2014 consist of the following ($ in thousands):

	June 30, 2015	December 31, 2014
Contractual arrangements	$891,988	$873,406
Non-compete agreements	9,665	9,665
Customer relationships	341,457	342,232
Leasehold rights	350	350
Trade names	16,091	16,091
Technology	8,760	8,760
	1,268,311	1,250,504
Less: accumulated amortization	(308,235)	(290,870)
Intangible assets, net	$960,076	$959,634

As discussed in Note 4, “Acquisitions”, the Company acquired $61.5 million in contractual arrangements from the acquisition of BEC on April 1, 2015.

During the quarter ended March 31, 2015, Atlantic Aviation reassessed the useful lives of its contractual arrangements related to leases at certain airports to generally match these useful lives with the remaining lease terms plus extensions under Atlantic Aviation’s control. This change will generally accelerate amortization expense at the affected sites. During the quarter ended March 31, 2015, as a result of this reassessment, the business performed an impairment analysis related to its contractual arrangements and recorded an impairment of $13.5 million, which was included in amortization expense. The change in useful life also resulted in increased amortization expense of $9.1 million for the six months ended June 30, 2015.

In addition, during the quarter ended March 31, 2015, an impairment charge of $17.8 million was recorded due to a change in the current lease contract at one of the bases. This amount was included in amortization expense.

The goodwill balance as of June 30, 2015 is comprised of the following ($ in thousands):

Goodwill acquired in business combinations, net of disposals, at December 31, 2014	$2,120,424
Less: accumulated impairment charges	(123,200)
Less: other	(965)
Balance at December 31, 2014	1,996,259
Add: goodwill related to 2015 acquisitions	29,906
Less: purchase accounting adjustments related to 2014 acquisitions	(6,241)
Less: other	(720)
Balance at June 30, 2015	$2,019,204

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

6. Intangible Assets  – (continued)

The Company tests for goodwill impairment at the reporting unit level on an annual basis on October 1st of each year and between annual tests if a triggering event indicates impairment. There were no triggering events indicating impairment for the six months ended June 30, 2015.

7. Long-Term Debt

At June 30, 2015 and December 31, 2014, the Company’s consolidated long-term debt comprised the following ($ in thousands):

	June 30, 2015	December 31, 2014
IMTT	$1,129,322	$953,061
Atlantic Aviation	607,972	611,328
CP&E	543,814	298,132
Hawaii Gas	180,000	180,000
MIC Corporate	349,975	350,000
Total	2,811,083	2,392,521
Less: current portion	(28,346)	(27,655)
Long-term portion	$2,782,737	$2,364,866

The total undrawn capacity on the revolving credit facilities at IMTT, Atlantic Aviation, Hawaii Gas and MIC Corporate were $1.1 billion at June 30, 2015.

MIC Corporate

On April 1, 2015, the Company drew down $155.0 million on the MIC senior secured revolving credit facility to partially fund the BEC acquisition. This amount was subsequently repaid in May 2015 and the balance remained undrawn at June 30, 2015. On May 1, 2015, MIC increased the aggregate commitments under its revolving credit facility from $250.0 million to $360.0 million with all terms remaining the same. In July 2015, the Company drew $191.0 million, and together with cash on hand, fully repaid the outstanding balance of $251.5 million of term loan debt at BEC.

As a result of the Conversion, holders of the Company’s $350.0 million of outstanding convertible senior notes that chose to convert those securities into the Company’s shares from May 21, 2015, the effective date of the Conversion, until the close of business on June 18, 2015, were entitled to an increased conversion rate of 12.7836 shares (from the initial conversion rate of 11.7942 shares) per $1,000 face amount of the notes. During this period, $23,000 face amount of the notes were converted into shares of common stock of the Company. To date, $25,000 face amount of the notes have been converted into shares of common stock of the Company.

IMTT

Effective May 21, 2015, ITT Holdings LLC (“ITT LLC”), a direct subsidiary of IMTT Holdings LLC and an indirect subsidiary of the Company, entered into a Credit Agreement (the “Credit Agreement”), among ITT LLC, IMTT – Quebec Inc. and IMTT – NTL, LTD. as Canadian borrowers, Sun Trust Bank as administrative agent and the lenders thereto. The Credit Agreement provides for (a) a $550.0 million unsecured revolving credit facility for ITT LLC and (b) the Canadian dollar equivalent of a $50.0 million unsecured revolving credit facility for the Canadian borrowers. In addition, ITT LLC entered into a Note Purchase Agreement for the issuance of $325.0 million aggregate principal amount of 3.92% Guaranteed Senior Notes, Series A due 2025 (the “Series A Notes”) and $275.0 million aggregate principal amount of 4.02% of Guaranteed Senior Notes, Series B due 2027 (the “Series B Notes” and, together with the Series A Notes, the “Notes”). The Notes are unsecured. Proceeds of the Notes issuance and the revolving credit

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7. Long-Term Debt  – (continued)

facility borrowings were used to repay all amounts under the existing IMTT credit agreement and will be used to finance working capital needs, capital expenditures, acquisitions, dividends and distributions and for other general corporate purposes.

In connection with this refinancing, $509.0 million of IMTT’s outstanding Gulf Opportunity Zone Bonds (“GO Zone Bonds”) and New Jersey Economic Development Authority Bonds (“NJ Bonds” and, together with the Go Zone Bonds, the “Tax Exempt Bonds”) were repurchased. The GO Zone Bonds were reissued and sold to certain lenders under the Credit Agreement. The NJ Bonds were financed with a new issuance of tax exempt bonds and sold to certain lenders under the Credit Agreement.

Revolving Credit Facility

The revolving credit facility will be used primarily to fund IMTT’s growth capital expenditures in the U.S. and Canada and for general corporate purposes. The terms of IMTT’s U.S. dollar and Canadian dollar portion of its revolving credit facility at June 30, 2015 are summarized in the table below.

Facility Terms	USD Revolving Credit Facility	CAD Revolving Credit Facility
Total Committed Amount	$550.0 million	$50.0 million
Amount Outstanding at June 30, 2015	Undrawn	$797,000
Maturity	May 21, 2020	May 21, 2020
Amortization	Revolving, payable at maturity	Revolving, payable at maturity
Interest Rate	LIBOR plus 1.625% at June 30, 2015	Bankers’ Acceptances (BA) Rate plus 1.625% at June 30, 2015
Commitment Fees	0.3125% at June 30, 2015	0.3125% at June 30, 2015
Security	Unsecured	Unsecured

Senior Notes

The key terms of the senior notes at June 30, 2015 are summarized in the table below.

Facility Terms	Senior Notes, Series A	Senior Notes, Series B
Amount Outstanding at June 30, 2015	$325.0 million	$275.0 million
Maturity	May 21, 2025	May 21, 2027
Amortization	Payable at maturity	Payable at maturity
Interest Rate	3.92% per annum	4.02% per annum
Security	Unsecured	Unsecured

Louisiana Public Facilities Authority Bonds and Ascension Parish Bonds (“LA Bonds”)

The key terms of the LA Bonds at June 30, 2015 are summarized in the table below.

Facility Terms	Louisiana Public Facilities Authority Revenue Bonds, Series 2007	The Industrial Development Board of the Parish of Ascension, Louisiana Revenue Bonds, Series 2007	Louisiana Public Facilities Authority Gulf Opportunity Zone Revenue Bonds, Series 2010	Louisiana Public Facilities Authority Revenue Bonds, Series 2010A	Louisiana Public Facilities Authority Revenue Bonds, Series 2010B
Amount Outstanding at June 30, 2015	$50.0 million	$165.0 million	$85.0 million	$90.9 million	$81.8 million
Maturity	June 2043	June 2043	August 2046	December 2040	December 2040
Amortization	Payable at maturity, subject to tender in May 2022	Payable at maturity, subject to tender in May 2022	Payable at maturity, subject to tender in May 2022	Payable at maturity, subject to tender in May 2022	Payable at maturity, subject to tender in May 2022
Interest Rate	One-month LIBOR plus Revolving Credit Facility margin plus 0.625% multiplied by 75%	One-month LIBOR plus Revolving Credit Facility margin plus 0.625% multiplied by 75%	One-month LIBOR plus Revolving Credit Facility margin plus 0.625% multiplied by 67%	One-month LIBOR plus Revolving Credit Facility margin plus 0.625% multiplied by 67%	One-month LIBOR plus Revolving Credit Facility margin plus 0.625% multiplied by 67%
Security	Unsecured	Unsecured	Unsecured	Unsecured	Unsecured

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7. Long-Term Debt  – (continued)

New Jersey Economic Development Authority Bond (“NJEDA Bond”)

The key terms of the NJEDA Bond at June 30, 2015 are summarized in the table below.

Facility Terms	New Jersey Economic Development Authority Revenue Refunding Bonds, Series 2015
Amount Outstanding at June 30, 2015	$36.3 million
Maturity	December 2027
Amortization	Payable at maturity, subject to tender in May 2022
Interest Rate	One-month LIBOR plus Revolving Credit Facility margin plus 0.625% multiplied by 75%
Security	Unsecured

IMTT entered into two monthly LIBOR swaps, maturing in June 2021, with a total notional amount of $361.1 million. These swaps hedge the floating LIBOR interest rate risk associated with the tax-exempt bonds for six years at 1.677%.

In addition to the debt facilities discussed above, the key terms of IMTT’s loans from its previous shareholders, other than MIC, remains unchanged. The shareholder loans have a fixed interest rate of 5.5% and are repaid over 15 years by IMTT Holdings Inc. with equal quarterly amortization that commenced March 31, 2008. Shareholder loans of $19.6 million were outstanding as of June 30, 2015.

CP&E

On June 3, 2015, the wind power generation facility located in Idaho amended its term loan facility to reduce the cost of borrowings. The margin on the floating interest rate decreased from 2.75% to 1.625% with all other terms remaining substantially unchanged. The floating interest rate on the amortizing debt balance has been fixed using interest rate swap contracts. A portion of the interest rate swap contracts were amended increasing the fixed rate by 0.20%. The weighted average rate fixed with the interest rate swap contracts and margin was 4.755%.

On April 1, 2015, the Company acquired BEC and assumed $509.1 million of amortizing term loan debt. BEC also has a $30.0 million revolving credit facility which can be utilized for the issuance of letters of credit and for general corporate purposes. As of the date of the acquisition, $19.0 million of the revolving credit facility capacity was utilized for a letter of credit issued to fulfill debt service reserve requirements under the debt agreements. The remainder of the facility was unutilized. Both the term loan facility and any drawn amounts under the revolving credit facility bear interest of LIBOR plus 4.0%, with a 1.0% LIBOR floor. Letters of credit issued under the revolving credit facility bear fees of 4.125% per annum. The revolving credit facility matures in August 2019 and the term loan facility matures in August 2021.

BEC has three interest rate swaps for a majority of its floating interest rate exposure through the maturity of the term loan at a fixed rate of 3.455% (through December 31, 2016) with periodic step-ups in the fixed rate to 3.705% (through December 31, 2018) and 3.955% (through August 18, 2021). As of June 30, 2015, the interest rate swaps have a notional amount of $249.9 million.

During the quarter ended June 30, 2015, the Company repaid $257.6 million of principal on the term loan debt through mandatory and voluntary payments. At June 30, 2015, the outstanding balance on BEC’s debt facilities totaled $251.5 million. In July 2015, the Company drew $191.0 million from the MIC senior secured revolving credit facility, and together with cash on hand, fully repaid the outstanding balance of $251.5 million of term loan debt at BEC. Concurrently, the Company paid $19.2 million in interest rate swap breakage fees.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

8. Derivative Instruments and Hedging Activities

Interest Rate Swap Contracts

The Company and certain of its businesses have in place variable-rate debt. Management believes that it is prudent to limit the variability of the business’ interest payments. To meet this objective, the Company enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk on a portion of its debt with a variable-rate component. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt for the portion of the debt that is swapped. At June 30, 2015, the Company had $2.8 billion of current and long-term debt, $1.5 billion of which was economically hedged with interest rate contracts, $1.2 billion fixed rate debt and $150.2 million of which was unhedged.

The Company elected to discontinue hedge accounting in 2009. In prior periods, when the Company applied hedge accounting, changes in the fair value of derivatives that effectively offset the variability of cash flows on the Company’s debt interest obligations were recorded in other comprehensive income or loss. From the dates that hedge accounting was discontinued, all movements in the fair value of the interest rate swaps are recorded directly through earnings. As interest payments were made, a portion of the other comprehensive loss recorded under hedge accounting was also reclassified into earnings. At December 31, 2014, the other comprehensive loss was fully amortized.

The following discussion represents new or amended interest rate swap contracts that were entered into during the six months ended June 30, 2015.

On June 1, 2015, IMTT, as part of the IMTT refinancing in May 2015, entered into two monthly LIBOR swaps, maturing in June 2021, with a total notional amount of $361.1 million. These swaps hedge the floating LIBOR interest rate risk associated with the tax-exempt bonds for six years at 1.677%. Concurrent with the refinancing, IMTT paid $31.4 million in interest rate swap breakage fees associated with the termination of out-of-the-money interest rate swap contracts related to prior debt facilities.

On June 3, 2015, the wind power generation facility located in Idaho amended its term loan facility to reduce the cost of borrowings. The margin on the floating interest rate decreased from 2.75% to 1.625% with all other terms remaining substantially unchanged. The floating interest rate on the amortizing debt balance has been fixed using interest rate swap contracts. A portion of the interest rate swap contracts were amended increasing the fixed rate by 0.20%. The weighted average rate fixed with the interest rate swap contracts and margin was 4.755%.

On April 1, 2015, the Company acquired BEC and assumed $509.1 million of amortizing term loan debt and interest rate swaps with a fair value of $21.5 million. The amortizing interest rate swaps had a notional of $255.1 million that matures with the term loan debt in August 2021. The term loan facility bears interest of LIBOR plus 4.0%, with a 1.0% LIBOR floor. BEC has three interest rates swaps for a majority of its floating interest rate exposure through the maturity of the term loan at a fixed rate of 3.455% (through December 31, 2016) with periodic step-ups in the fixed rate to 3.705% (through December 31, 2018) and 3.955% (through August 18, 2021). As of June 30, 2015, the interest rate swaps had a notional amount of $249.9 million and a fair value of $19.0 million recorded in the consolidated condensed balance sheet.

Commodity Price Hedges

The risk associated with fluctuations in the prices Hawaii Gas pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. Hawaii Gas’s gross profit is sensitive to changes in propane supply costs and Hawaii Gas may not always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the business’ propane market price risk, Hawaii Gas had used and expects to continue to use over-the-counter commodity derivative instruments including price swaps. Hawaii Gas does

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

8. Derivative Instruments and Hedging Activities  – (continued)

not use commodity derivative instruments for speculative or trading purposes. Over-the-counter commodity derivative instruments utilized by Hawaii Gas to hedge forecasted purchases of propane are generally settled at expiration of the contract.

Financial Statement Location Disclosure for Derivative Instruments

The Company measures derivative instruments at fair value using the income approach which discounts the future net cash settlements expected under the derivative contracts to a present value. These valuations utilize primarily observable (“level 2”) inputs, including contractual terms, interest rates and yield curves observable at commonly quoted intervals.

The Company’s fair value measurements of its derivative instruments and the related location of the assets and liabilities associated with the hedging instruments within the consolidated condensed balance sheets at June 30, 2015 and December 31, 2014 were as follows ($ in thousands):

	Assets (Liabilities) at Fair Value(1)
	Derivative Contracts Not Designated as Hedging Instruments
Balance Sheet Location	June 30, 2015	December 31, 2014
Fair value of derivative instruments – non-current assets(2)(3)	$8,276	$584
Total derivative contracts – assets(2)(3)	$8,276	$584
Fair value of derivative instruments – current liabilities(2)(3)	$(24,846)	$(32,111)
Fair value of derivative instruments – non-current liabilities(2)	(23,689)	(27,724)
Total derivative contracts – liabilities(2)(3)	$(48,535)	$(59,835)

(1)	Fair value measurements at reporting date were made using significant other observable inputs (“level 2”).
(2)	Derivative contracts include interest rate swaps.
(3)	Derivative contracts include commodity hedges.

The Company’s hedging activities for the quarters and six months ended June 30, 2015 and 2014 and the related location within the consolidated condensed statements of operations were as follows ($ in thousands):

	Derivative Contracts Not Designated as Hedging Instruments
	Amount of Gain (Loss) Recognized in Consolidated Condensed Statements of Operations for the Quarter Ended June 30,		Amount of Loss Recognized in Consolidated Condensed Statements of Operations for the Six Months Ended June 30,
Financial Statement Account	2015	2014	2015	2014
Interest expense – Interest rate cap	$—	$—	$—	$(1)
Interest expense – Interest rate swaps(1)	3,087	(8,618)	(9,832)	(13,950)
Cost of product sales – Commodity swaps	(952)	—	(970)	—
Total	$2,135	$(8,618)	$(10,802)	$(13,951)

(1)	Interest expense for the quarter and six months ended June 30, 2014 includes $8.3 million and $13.4 million, respectively, of derivative losses and $269,000 and $508,000, respectively, for amounts reclassified from accumulated other comprehensive loss for the interest rate swap contracts.

All of the Company’s derivative instruments are collateralized by the assets of the respective businesses.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Stockholders’ Equity

Classes of Stock

The Company is authorized to issue (i) 500,000,000 shares of common stock, par value $0.001 per share, (ii) 100 shares of special stock, par value $0.001 per share and (iii) 100,000,000 shares of preferred stock, par value $0.001 per share. At June 30, 2015, the Company had 79,501,783 shares of common stock issued and outstanding and 100 shares of special stock issued and outstanding. There was no preferred stock issued or outstanding at June 30, 2015. Each outstanding share of common stock of the Company is entitled to one vote on any matter with respect to which holders of shares are entitled to vote.

Upon consummation of the Conversion on May 21, 2015, each issued and outstanding LLC interest of MIC LLC was converted into one share of common stock of the Company. The Company also issued to its Manager 100 shares of special stock. The sole purpose for the issuance of special stock to the Manager was to preserve the Manager’s previously-existing right to appoint one director to serve as the chairman of the board of directors, which right would otherwise have been lost upon the Conversion. The special stock is not listed on any stock exchange and is non-transferable. Holders of special stock are not entitled to any dividends or to share in any distribution of assets upon the liquidation or dissolution of the Company.

At May 21, 2015, upon consummation of the Conversion, the Company made a non-cash reclassification of $79,000 from LLC interests to common stock, par value $0.001 per share, with the remaining balance of LLC interests reclassified to additional paid in capital for the presentation of the consolidated condensed balance sheet.

At the Market (“ATM”) Program

On June 24, 2015, the Company entered into an equity distribution agreement providing for the sale by the Company, from time to time, of shares of its common stock having an aggregate gross offering price of up to $400.0 million. Sales of shares, if any, will be made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering, which includes sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange. Under the terms of the equity distribution agreement, the Company may also sell shares to any sales agent as principal for its own account. The Company is under no obligation to sell shares under the ATM Program. The Company did not sell any shares under the ATM Program during the quarter ended June 30, 2015.

MIC Direct

The Company maintains a dividend reinvestment/direct share purchase program, named “MIC Direct”, that allows for the issuance of up to 1.0 million additional shares of common stock to participants in this program. At June 30, 2015, 992,405 shares of common stock remained unissued under MIC Direct. The Company may also choose to fill requests for reinvestment of dividends or share purchases through MIC Direct via open market purchases.

Equity Offerings

On May 21, 2015, in connection with the Conversion, the Company filed a post-effective amendment to the automatic shelf registration statement on Form S-3 (“shelf”) originally filed by MIC LLC with the Securities and Exchange Commission on April 8, 2013 to issue and sell an indeterminate amount of its shares of common and preferred stock and debt securities in one or more future offerings.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Stockholders’ Equity  – (continued)

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

Accumulated Other Comprehensive Loss

The following represents the changes and balances to the components of accumulated other comprehensive loss for the six months ended June 30, 2015 and 2014 ($ in thousands):

	Cash Flow Hedges, net of taxes(1)	Post-Retirement Benefit Plans, net of taxes	Translation Adjustment, net of taxes(2)	Total Accumulated Other Comprehensive Loss, net of taxes	Noncontrolling Interests	Total Stockholders’ Accumulated Other Comprehensive Loss, net of taxes
Balance at December 31, 2013	$(636)	$(8,021)	$(46)	$(8,703)	$258	$(8,445)
Reclassification of realized losses of derivatives into earnings	321	—	—	321	(153)	168
Translation adjustment	—	—	4	4	—	4
Balance at June 30, 2014	$(315)	$(8,021)	$(42)	$(8,378)	$105	$(8,273)
Balance at December 31, 2014	$—	$(18,837)	$(4,859)	$(23,696)	$2,146	$(21,550)
Translation adjustment	—	—	(4,051)	(4,051)	1,626	(2,425)
Balance at June 30, 2015	$—	$(18,837)	$(8,910)	$(27,747)	$3,772	$(23,975)

(1)	For the six months ended June 30, 2014, reclassification of realized losses of derivatives is composed of (i) pre-tax derivative losses into interest expense of $508,000 and the related tax benefit of $202,000 recorded in the consolidated condensed statement of operations; and (ii) pre-tax derivative losses of $23,000 as an adjustment to investment in unconsolidated business and an adjustment to deferred taxes of $8,000 recorded in the consolidated condensed balance sheet.
(2)	Translation adjustment is presented net of taxes of $1.7 million and $2,000 for the six months ended June 30, 2015 and 2014, respectively.

10. Reportable Segments

At June 30, 2015, the Company’s businesses consist of four reportable segments: IMTT, Atlantic Aviation, CP&E and Hawaii Gas. Prior to July 16, 2014, the Company had a 50% investment in IMTT, which was accounted for under the equity method of accounting. Effective July 16, 2014, the date of the IMTT Acquisition, the Company consolidated the financial results of IMTT and IMTT became a reportable segment.

For the quarter and six months ended June 30, 2014, the results of IMTT had been accounted for under the equity method of accounting. The Company recorded equity in earnings and amortization charges of investee of $10.8 million and $25.1 million for the quarter and six months ended June 30, 2014, respectively. This comprises the Company’s 50% share of IMTT’s net income offset by step-up depreciation and amortization charges in connection with the initial 50% investment in IMTT in May 2006.

MACQUARIE INFRASTRUCTURE CORPORATION

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

	Quarter Ended June 30, 2014	Six Months Ended June 30, 2014
Revenue	$423,461	$847,734
Net income attributable to MIC(1)	18,859	52,172

(1)	The tax rate used to calculate net income attributable to MIC was 35.0%.

Financial information for IMTT’s business as a whole for the quarter and six months ended June 30, 2014, prior to the IMTT Acquisition, is presented below ($ in thousands):

	As of, and for the
	Quarter Ended June 30, 2014(1)	Six Months Ended June 30, 2014(1)
Revenue	$142,518	$290,596
Net income	$24,003	$54,984
Interest expense, net	8,813	15,946
Provision for income taxes	15,455	36,557
Depreciation and amortization	19,646	37,920
Other non-cash expense	1,518	3,501
EBITDA excluding non-cash items(2)	$69,435	$148,908
Capital expenditures paid	$24,272	$53,893
Property, equipment, land and leasehold improvements, net	1,285,148	1,285,148
Total assets	1,386,959	1,386,959

(1)	Amounts represent financial position of IMTT business prior to July 16, 2014, the date of the IMTT Acquisition.
(2)	EBITDA consists of earnings before interest, taxes, depreciation and amortization. Non-cash items that are excluded consist of impairments, derivative gains and losses and all other non-cash income and expense items.

IMTT

IMTT provides bulk liquid terminal and handling services in North America through ten terminals located in the United States and partially owned terminals in Quebec and Newfoundland, Canada. IMTT derives the majority of its revenue from storage and handling of petroleum products, various chemicals, renewable fuels, and vegetable and animal oils. Based on storage capacity, IMTT operates one of the larger third-party bulk liquid terminals businesses in the United States. Revenue from IMTT is included in service revenue.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

Atlantic Aviation

Atlantic Aviation derives the majority of its revenues from fuel delivery services and from other airport services, including de-icing and aircraft hanger rental. All of the revenue of Atlantic Aviation is generated at airports in the U.S. At June 30, 2015, the business operates at 69 locations. Revenue from Atlantic Aviation is included in service revenue.

CP&E

The CP&E business segment derives revenue from the contracted power generation, comprised of solar, wind and gas-fired power generation facilities, and, through the date it was sold, the district energy business. Revenues from the solar, wind and gas-fired power generation facilities are included in product revenue and prior to August 21, 2014, the district energy business recorded revenues in service revenue and financing and equipment lease income. As of June 30, 2015, the Company has invested in five utility-scale solar photovoltaic power generation facilities, two wind power generation facilities and a gas-fired power generation facility located in the United States.

The solar and wind power generation facilities have an aggregate generating capacity of 260 megawatts of wholesale electricity to utilities. These facilities sell substantially all of the electricity generated, subject to agreed upon pricing formulas, to electric utilities pursuant to long-term (typically 20 – 25 years) power purchase agreements (“PPAs”). These projects are held in LLCs, treated as partnerships for income tax purposes, with co-investors. The acquisition price on these projects can vary depending on, among other things, factors such as the size of the project, PPA contract terms, eligibility for tax incentives, debt package, operating cost structure and development stage. A completed project takes out all of the construction risk, testing and costs associated with construction contracts.

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

As discussed in Note 4, “Acquisitions”, on April 1, 2015, the Company acquired 100% of BEC. As a result of this transaction, the financial results of BEC have been consolidated as part of CP&E segment since the acquisition date. BEC is a 512 megawatt gas-fired power generating facility located in Bayonne, New Jersey, adjacent to IMTT’s Bayonne facility. BEC has tolling agreements with a creditworthy off-taker for 62.5% of its power generating capacity and power produced is delivered to New York City via a dedicated transmission cable under New York Harbor.

Hawaii Gas

Revenue from Hawaii Gas is included in product revenue. Revenue is generated from the distribution and sales of synthetic natural gas (“SNG”), liquefied petroleum gas (“LPG”) and liquefied natural gas (“LNG”). Revenue is primarily a function of the volume of SNG, LPG and LNG consumed by customers and the price per thermal unit or gallon charged to customers. Because both SNG and LPG are derived from petroleum, revenue levels, without organic growth, will generally track global oil prices.

All of the business segments are managed separately and management has chosen to organize the Company around the distinct products and services offered.

Selected information by segment is presented in the following tables. The tables include financial data of IMTT for the quarter and six months ended June 30, 2015 but do not include financial data of the Company’s equity investment in IMTT for the quarter and six months ended June 30, 2014.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

Revenue from external customers for the Company’s consolidated reportable segments was as follows ($ in thousands):

	Quarter Ended June 30, 2015
	IMTT	Atlantic Aviation	Contracted Power and Energy	Hawaii Gas	Total Reportable Segments
Service revenue	$142,384	$185,425	$—	$—	$327,809
Product revenue	—	—	36,121	59,759	95,880
Total revenue	$142,384	$185,425	$36,121	$59,759	$423,689

	Quarter Ended June 30, 2014
	Atlantic Aviation	Contracted Power and Energy	Hawaii Gas	Total Reportable Segments
Service revenue	$193,212	$12,057	$—	$205,269
Product revenue	—	5,830	69,134	74,964
Financing and equipment lease income	—	710	—	710
Total revenue	$193,212	$18,597	$69,134	$280,943

	Six Months Ended June 30, 2015
	IMTT	Atlantic Aviation	Contracted Power and Energy	Hawaii Gas	Total Reportable Segments
Service revenue	$280,445	$373,366	$—	$—	$653,811
Product revenue	—	—	47,953	120,423	168,376
Total revenue	$280,445	$373,366	$47,953	$120,423	$822,187

	Six Months Ended June 30, 2014
	Atlantic Aviation	Contracted Power and Energy	Hawaii Gas	Total Reportable Segments
Service revenue	$387,173	$20,535	$—	$407,708
Product revenue	—	9,488	138,485	147,973
Financing and equipment lease income	—	1,457	—	1,457
Total revenue	$387,173	$31,480	$138,485	$557,138

In accordance with FASB ASC 280 Segment Reporting, the Company has disclosed earnings before interest, taxes, depreciation and amortization (“EBITDA”) excluding non-cash items as a key performance metric relied on by management in the evaluation of the Company’s performance. Non-cash items include impairments, derivative gains and losses and adjustments for other non-cash items reflected in the statements of operations. EBITDA excluding non-cash items also excludes any base management fees and performance fees, if any, whether paid in cash or stock. The Company believes EBITDA excluding non-cash items provides additional insight into the performance of the operating businesses relative to each other and similar businesses without regard to their capital structure, and their ability to service or reduce debt, fund capital expenditures and/or support distributions to the holding company. EBITDA excluding non-cash items is reconciled to net income or loss.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

EBITDA excluding non-cash items for the Company’s consolidated reportable segments is shown in the tables below ($ in thousands). Allocations of corporate expenses, intercompany fees and the tax effect have been excluded as they are eliminated on consolidation.

	Quarter Ended June 30, 2015
	IMTT	Atlantic Aviation	Contracted Power and Energy	Hawaii Gas	Total Reportable Segments
Net income (loss)	$21,096	$12,208	$(5,138)	$6,430	$34,596
Interest expense, net	6,263	5,605	4,945	1,806	18,619
Provision for income taxes	14,659	8,335	3,683	4,068	30,745
Depreciation	28,907	8,013	12,772	2,109	51,801
Amortization of intangibles	2,766	13,797	1,082	257	17,902
Loss on disposal of assets	—	95	—	—	95
Other non-cash expense (income)	1,957	653	(2,099)	1,219	1,730
EBITDA excluding non-cash items	$75,648	$48,706	$15,245	$15,889	$155,488

	Quarter Ended June 30, 2014
	Atlantic Aviation	Contracted Power and Energy	Hawaii Gas	Total Reportable Segments
Net income	$5,698	$1,154	$6,294	$13,146
Interest expense, net	13,352	2,690	1,891	17,933
Provision for income taxes	3,855	616	4,092	8,563
Depreciation(1)	6,789	5,363	1,983	14,135
Amortization of intangibles	8,818	326	312	9,456
Loss on disposal of assets	816	—	—	816
Other non-cash expense (income)	88	(2,125)	408	(1,629)
EBITDA excluding non-cash items	$39,416	$8,024	$14,980	$62,420

(1)	Depreciation includes depreciation expense for the district energy business, a component of the CP&E segment prior to the Company’s divestiture of the business on August 21, 2014, which was reported in cost of services in the consolidated condensed statements of operations.

	Six Months Ended June 30, 2015
	IMTT	Atlantic Aviation	Contracted Power and Energy	Hawaii Gas	Total Reportable Segments
Net income (loss)	$41,370	$10,581	$(8,677)	$15,285	$58,559
Interest expense, net	13,169	18,690	11,283	3,749	46,891
Provision (benefit) for income taxes	28,748	(7,304)	2,865	9,600	33,909
Depreciation	62,022	23,012	20,038	4,151	109,223
Amortization of intangibles	5,530	58,513	1,261	569	65,873
Loss on disposal of assets	—	548	—	—	548
Other non-cash expense (income)	3,213	925	(5,040)	(611)	(1,513)
EBITDA excluding non-cash items	$154,052	$104,965	$21,730	$32,743	$313,490

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

	Six Months Ended June 30, 2014
	Atlantic Aviation	Contracted Power and Energy	Hawaii Gas	Total Reportable Segments
Net income (loss)	$16,253	$(261)	$12,489	$28,481
Interest expense, net	22,917	5,335	3,678	31,930
Provision for income taxes	8,770	1,215	8,119	18,104
Depreciation(1)	13,591	10,473	3,929	27,993
Amortization of intangibles	16,949	648	624	18,221
Loss on disposal of assets	816	—	—	816
Other non-cash expense (income)	156	(2,890)	1,132	(1,602)
EBITDA excluding non-cash items	$79,452	$14,520	$29,971	$123,943

(1)	Depreciation includes depreciation expense for the district energy business, a component of the CP&E segment prior to the Company’s divestiture of the business on August 21, 2014, which was reported in cost of services in the consolidated condensed statements of operations.

Reconciliation of total reportable segments’ EBITDA excluding non-cash items to consolidated net (loss) income before income taxes are as follows ($ in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total reportable segments EBITDA excluding non-cash items(1)	$155,488	$62,420	$313,490	$123,943
Interest income	7	31	13	95
Interest expense	(22,342)	(17,945)	(53,863)	(31,956)
Depreciation(2)	(51,801)	(14,135)	(109,223)	(27,993)
Amortization of intangibles	(17,902)	(9,456)	(65,873)	(18,221)
Loss on disposal of assets	(95)	(816)	(548)	(816)
Selling, general and administrative - corporate	(3,693)	(2,233)	(6,639)	(3,279)
Fees to manager–related party	(154,559)	(14,495)	(319,832)	(23,489)
Equity in earnings and amortization charges of investee(1)	—	10,799	—	25,086
Other (expense) income, net	(2,151)	1,059	(421)	505
Total consolidated net (loss) income before income taxes	$(97,048)	$15,229	$(242,896)	$43,875

(1)	For the quarter and six months ended June 30, 2015, total reportable segments’ EBITDA excluding non-cash items includes the results of IMTT’s EBITDA excluding non-cash items. Prior to July 16, 2014, the date of the IMTT Acquisition, MIC accounted for its 50% investment in IMTT under the equity method of accounting. As such, MIC’s 50% share of IMTT’s net income was reported in equity in earnings and amortization charges of investee in the above table for the quarter and six months ended June 30, 2014.
(2)	Depreciation includes depreciation expense for the district energy business, a component of the CP&E segment prior to the Company’s divestiture of the business on August 21, 2014, which was reported in cost of services in the consolidated condensed statements of operations.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

Capital expenditures for the Company’s reportable segments were as follows ($ in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
IMTT	$8,350	$—	$20,219	$—
Atlantic Aviation	10,919	7,947	19,142	16,672
Contracted Power and Energy	308	2,077	308	11,400
Hawaii Gas	4,967	4,416	10,356	7,981
Total	$24,544	$14,440	$50,025	$36,053

Property, equipment, land and leasehold improvements, goodwill and total assets for the Company’s reportable segments as of June 30th were as follows ($ in thousands):

	Property, Equipment, Land and Leasehold Improvements		Goodwill		Total Assets
	2015	2014	2015	2014	2015	2014
IMTT	$2,229,637	$—	$1,411,629	$—	$4,135,842	$—
Atlantic Aviation	332,320	314,628	460,920	458,488	1,484,589	1,575,588
Contracted Power and Energy	1,272,499	390,101	26,462	17,946	1,428,412	482,547
Hawaii Gas	203,521	189,936	120,193	120,193	384,085	403,681
Total	$4,037,977	$894,665	$2,019,204	$596,627	$7,432,928	$2,461,816

Reconciliation of reportable segments’ total assets to consolidated total assets ($ in thousands):

	As of June 30,
	2015	2014
Total assets of reportable segments	$7,432,928	$2,461,816
Investment in unconsolidated business	—	71,434
Corporate and other	59,744	9,255
Total consolidated assets	$7,492,672	$2,542,505

11. Related Party Transactions

Management Services

At June 30, 2015 and December 31, 2014, the Manager held 5,054,755 and 4,667,105 shares, respectively, of the Company. Pursuant to the terms of the management services agreement, or Management Agreement, the Manager may sell these shares at any time. On May 27, 2015, the Manager sold 1,900,000 shares of the Company’s shares and received proceeds of $160.4 million, net of underwriting fees and expenses. Under the Management Agreement, the Manager, at its option, may reinvest performance fees and base management fees in shares of the Company.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

11. Related Party Transactions  – (continued)

Since January 1, 2014, the Company paid the Manager cash dividends on shares held for the following periods:

Declared	Period Covered	$ per Share	Record Date	Payable Date	Cash Paid to Manager (in thousands)
July 30, 2015	Second quarter 2015	$1.11	August 13, 2015	August 18, 2015	$(1)
April 30, 2015	First quarter 2015	$1.07	May 14, 2015	May 19, 2015	$7,281
February 17, 2015	Fourth quarter 2014	$1.02	March 2, 2015	March 5, 2015	$4,905
October 27, 2014	Third quarter 2014	$0.98	November 10, 2014	November 13, 2014	$4,438
July 3, 2014	Second quarter 2014	$0.95	August 11, 2014	August 14, 2014	$3,402
April 28, 2014	First quarter 2014	$0.9375	May 12, 2014	May 15, 2014	$3,180
February 18, 2014	Fourth quarter 2013	$0.9125	March 3, 2014	March 6, 2014	$2,945

(1)	The amount of dividend payable to the Manager for the second quarter of 2015 will be determined on August 13, 2015, the record date.

Under the Management Agreement, the Manager manages the Company’s day-to-day operations and oversees the management teams of the Company’s operating businesses. In addition, the Manager has the right to appoint the Chairman of the Board of the Company, subject to minimum equity ownership, and to assign, or second, to the Company, two of its employees to serve as chief executive officer and chief financial officer of the Company and seconds or makes other personnel available as required.

In accordance with the Management Agreement, the Manager is entitled to a monthly base management fee based primarily on the Company’s market capitalization, and potentially a quarterly performance fee, based on the performance of the Company’s common stock relative to a U.S. utilities index. For the quarter and six months ended June 30, 2015, the Company incurred base management fees of $18.9 million and $35.5 million, respectively, and performance fees of $135.6 million and $284.4 million, respectively, payable to the Manager. For the quarter and six months ended June 30, 2014, the Company incurred base management fees of $9.5 million and $18.5 million, respectively, and a performance fee of $5.0 million for the quarter and six months ended June 30, 2014 payable to the Manager. In all of these periods, excluding the performance fee for the second quarter ended June 30, 2015, the Manager elected to reinvest these fees in additional shares of the Company.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

11. Related Party Transactions  – (continued)

The unpaid portion of the base management fees and performance fees, if any, at the end of each reporting period is included in due to manager-related party in the consolidated condensed balance sheets. The following table shows the Manager’s election to reinvest its base management fees and performance fees, if any, in additional shares of the Company, except as noted:

Period	Base Management Fee Amount ($ in thousands)	Performance Fee Amount ($ in thousands)	Shares Issued
2015 Activities:
Second quarter 2015	$18,918	$135,641	223,827	(1)
First quarter 2015	16,545	148,728	2,068,038
2014 Activities:
Fourth quarter 2014	$14,192	$—	208,122
Third quarter 2014	13,915	116,586	947,583	(2)
Second quarter 2014	9,535	4,960	243,329
First quarter 2014	8,994	—	164,546

(1)	In July 2015, the Board requested, and the Manager agreed, that $67.8 million of the performance fee for the second quarter ended June 30, 2015 would be and was settled in cash in July 2015 to minimize dilution. The remainder of the fee will be reinvested in shares of MIC common stock in July 2016 using the June 2016 monthly volume weighted average price. The Company issued 223,827 shares, of which 73,986 shares were issued in July 2015 for the June 2015 base management fee.
(2)	In October 2014, the Board requested, and the Manager agreed, that $65.0 million of the performance fee for the third quarter ended September 30, 2014 be settled in cash using the proceeds from the sale of the district energy business to minimize dilution. The remainder of the fee of $51.6 million was reinvested in additional shares of MIC.

The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its base management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries, income taxes, audit and legal fees, acquisitions and dispositions and its compliance with applicable laws and regulations. During the quarter and six months ended June 30, 2015, the Manager charged the Company $169,000 and $257,000, respectively, for reimbursement of out-of-pocket expenses compared with $136,000 and $208,000 for the quarter and six months ended June 30, 2014, respectively. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in due to manager-related party in the consolidated condensed balance sheets.

Third Amended and Restated Management Service Agreement

On May 21, 2015, to give effect to the Conversion, Macquarie Infrastructure Corporation entered into a Third Amended and Restated Management Services Agreement (the “Amended Agreement”), among the Company, MIC Ohana Corporation and Macquarie Infrastructure Management (USA) Inc. (the “Manager”). Concurrently with the Conversion, the Manager was issued 100 shares of a new series of special stock of the Company in order to induce the Manager to enter into the Amended Agreement. The sole purpose for the issuance of shares of special stock to the Manager was to preserve the Manager’s existing right to appoint one director who served as the chairman of the board of directors of MIC pursuant to the terms of MIC’s operating agreement, which right would otherwise have been lost upon consummation of the Conversion. Following the Conversion and the issuance of special stock, the Manager’s right to elect one director who serves as chairman remains the same as was in effect prior to the Conversion. The Company did not grant any additional rights to the Manager through the special stock issuance.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

11. Related Party Transactions  – (continued)

On May 21, 2015, the Company entered into an amended and restated registration rights agreement with the Manager to give effect to the Conversion.

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

Advisory Services

The Macquarie Group, and wholly-owned subsidiaries within the Macquarie Group, including Macquarie Bank Limited, or MBL, and Macquarie Capital (USA) Inc., or MCUSA, have provided various advisory and other services and incurred expenses in connection with the Company’s equity raising activities, acquisitions and debt structuring for the Company and its businesses. Underwriting fees are recorded in stockholders’ equity as a direct cost of equity offerings. Advisory fees and out-of-pocket expenses relating to acquisitions are expensed as incurred. Debt arranging fees are deferred and amortized over the term of the credit facility.

On June 24, 2015, the Company commenced the ATM program where the Company may offer and sell shares of its common stock, par value $0.001 per share, from time to time having an aggregate gross offering price of up to $400.0 million. These sales, if any, will be made pursuant to the terms of an equity distribution agreement entered into between the Company and the sales agents, with MCUSA being one of the sales agents. Under the terms of the equity distribution agreement, the Company may also sell shares to any sales agent as principal for its own account at a price agreed upon at the time of the sale. For the quarter ended June 30, 2015, the Company did not engage MCUSA for such activities.

In March 2015 and July 2014, the Company completed underwritten public offerings of 6,109,375 shares and 11,500,000 shares, respectively. In both offerings, MCUSA served as a joint book-running manager and an underwriter and received $2.3 million and $3.0 million, respectively, from the Company for such services.

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

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

11. Related Party Transactions  – (continued)

Long-Term Debt and Derivatives

On April 1, 2015, in conjunction with the acquisition of BEC, the Company assumed the existing revolving credit facility of BEC, of which $7.5 million was committed by MIHI LLC. For the quarter ended June 30, 2015, the Company incurred and paid commitment fees of $5,000 related to MIHI LLC’s portion of the revolving credit facility. BEC had an interest rate swap contract with MBL that fixed the floating rate at 3.455% as of June 30, 2015. At June 30, 2015, the notional on the interest rate swap was $63.8 million. During the quarter ended June 30, 2015, BEC had paid interest of $396,000 to MBL in connection with the swap settlement.

Atlantic Aviation’s $70.0 million revolving credit facility is provided by various financial institutions, including MBL which provides $15.7 million. At June 30, 2015 and December 31, 2014, the revolving credit facility remained undrawn. For the quarter and six months ended June 30, 2015, Atlantic Aviation incurred $28,000 and $56,000, respectively, in commitment fees related to MBL’s portion of the revolving credit facility, compared with $26,000 and $52,000 for the quarter and six months ended June 30, 2014, respectively.

In July 2014, the Company entered into a credit agreement at the holding company that provides a five-year, $250.0 million senior secured first lien revolving credit facility, of which $50.0 million is committed by MIHI LLC. Upon closing, the Company paid MIHI LLC $250,000 in fees. As discussed in Note 7, “Long-Term Debt”, the Company increased the aggregate commitments under its revolving credit facility from $250.0 million to $360.0 million with all terms remaining the same. MIHI LLC’s commitment of $50.0 million remained unchanged.

During the quarter ended June 30, 2015, the Company drew down and repaid $155.0 million from this revolving credit facility and incurred and paid $80,000 in interest expense related to MIHI LLC’s portion of the $155.0 million drawn. For the quarter and six months ended June 30, 2015, the Company incurred $24,000 and $58,000, respectively, in commitment fees related to MIHI LLC’s portion of the revolving credit facility. The Company had $24,000 and $36,000, respectively, payable in accrued interest at June 30, 2015 and December 31, 2014 in the consolidated condensed balance sheets related to these commitment fees.

Other Transactions

Macquarie, through the Macquarie Insurance Facility (“MIF”), has an aggregated insurance buying program. By combining the insurance premiums of Macquarie owned and managed funds, MIF has been able to deliver very competitive terms to businesses that participate in the facility. MIF earns a commission from the insurers. No payments were made to MIF by the Company during the six months ended June 30, 2015 and 2014. In February 2015, the Company renewed its Directors and Officers liability insurance utilizing several of the MIF insurers.

IMTT, Atlantic Aviation, CP&E and Hawaii Gas purchase and renew property and casualty insurance coverage on an ongoing basis from insurance underwriters who then pay commissions to MIF. For the six months ended June 30, 2015 and 2014, no payments were made directly to MIF for property and casualty insurance.

Macquarie Energy North America Trading, Inc., a subsidiary of Macquarie Group Limited, entered into contracts with IMTT to lease a total of 154,000 barrels of capacity during six months ended June 30, 2015. The revenue recognized pursuant to these agreements during the quarter and six months ended June 30, 2015 was $212,000. At June 30, 2015, IMTT had $10,000 recorded in accounts receivable in the consolidated condensed balance sheet.

During the first quarter of 2015, Macquarie Capital Markets Canada Ltd, an indirect subsidiary of Macquarie Group Limited, used Atlantic Aviation’s charter jet business and incurred $18,000 for this service. This amount was subsequently collected by Atlantic Aviation.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

11. Related Party Transactions  – (continued)

In July 2014, in connection with the acquisition of the remaining interest of IMTT, the Company purchased insurance from an insurance underwriter who then paid commission to MIF. No payments were made directly to MIF for representations and warranties insurance.

Atlantic Aviation entered into a copiers lease agreement with Macquarie Equipment Finance (“MEF”), an indirect subsidiary of Macquarie Group Limited. For the quarter ended March 31, 2015, Atlantic Aviation incurred $2,000, in lease expense on these copiers, compared with $6,000 and $12,000 for the quarter and six months ended June 30, 2014. As of March 31, 2015, the contract with MEF expired and there were no amounts due to MEF.

Hawaii Gas entered into licensing agreements with Utility Service Partners, Inc. and America’s Water Heater Rentals, LLC, both indirect subsidiaries of Macquarie Group Limited, to enable these entities to offer products and services to Hawaii Gas’s customer base. No payments were made under these arrangements during the six months ended June 30, 2015 and 2014.

In addition, the Company and several of its subsidiaries have entered into a licensing agreement with the Macquarie Group related to the use of the Macquarie name and trademark. The Macquarie Group does not charge the Company any fees for this license.

12. Income Taxes

The Company expects to incur a federal consolidated taxable loss for the year ending December 31, 2015, which will increase the net operating loss (“NOL”) carryforward. The Company believes that it will be able to utilize all of its federal prior year NOLs, which will begin to expire after 2021 and completely expire after 2034. During the quarter and six months ended June 30, 2015, the Company recorded an increase of approximately $800,000 and $1.4 million, respectively, to the valuation allowance attributable to certain state NOLs.

13. Legal Proceedings and Contingencies

The Company and its subsidiaries are subject to legal proceedings arising in the ordinary course of business. In management’s opinion, the Company has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions, and does not believe the outcome of any pending legal proceedings will be material to the Company’s financial position or result of operations.

14. Subsequent Events

Dividend

On July 30, 2015, the Board of Directors declared a dividend of $1.11 per share for the quarter ended June 30, 2015, which is expected to be paid on August 18, 2015 to holders of record on August 13, 2015.

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

We may issue preferred stock with rights, preferences and privileges that may be superior to the common stock, and could have other negative consequences to holders of common stock.

We may issue shares of preferred stock in one or more financing transactions. We could also use the authorized preferred stock for potential strategic transactions, including, among other things, acquisitions, strategic partnerships, joint ventures, restructurings, business combinations and investments, although we have no immediate plans to do so. There are no assurances that any such transactions will be consummated on favorable terms or at all, that they will enhance shareholder value, or that they will not adversely affect our business or the trading price of the common stock. Any shares of preferred stock could be issued with rights, preferences and privileges that may be superior to those of the common stock. In addition, preferred stock could be issued for capital raising, financing and acquisition needs or opportunities that have the effect of making an acquisition of our Company more difficult or costly, as could also be the case if the board of directors were to issue additional common stock.

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

MACQUARIE INFRASTRUCTURE CORPORATION (Registrant)
Dated: August 3, 2015	By: /s/ James Hooke Name: James Hooke Title: Chief Executive Officer
Dated: August 3, 2015	By: /s/ Liam Stewart Name: Liam Stewart Title: Chief Financial Officer

EXHIBIT INDEX

Number	Description
2.1	Plan of Conversion dated April 10, 2015 (incorporated by reference to Exhibit 2.1 of the Registrant’s Registration Statement Form S-4 (Reg. No. 333-202162).
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2015).
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2015).
4.1	Second supplemental indenture, dated as of May 21, 2015, by and between Macquarie Infrastructure Corporation and Wells Fargo, National Association, as Trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2015).
10.1	Third Amended and Restated Management Services Agreement by and among the Registrant,
MIC Ohana Corporation and Macquarie Infrastructure Management (USA) Inc. (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2015).
10.2	Amended and Restated Registration Rights Agreement between the Registrant and Macquarie Infrastructure Management (USA) Inc. (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2015).
10.3*	First Incremental Amendment to Credit Agreement, dated as of May 1, 2015, among the Registrant, Macquarie Infrastructure Company Inc. (the “Guarantor”), JPMorgan Chase Bank, N.A. as administrative agent (the “Agent”) and the incremental lenders party thereto, to the Credit Agreement, dated as of July 7, 2014, among the Registrant, the Guarantor, the Agent and the lenders party thereto.
10.4*	Credit Agreement, dated as of May 21, 2015, among ITT Holdings LLC, IMTT-Quebec Inc. and IMTT-NTL Ltd., SunTrust Bank as administrative agent and the lenders party thereto.
10.5*	Note Purchase Agreement, dated May 8, 2015, among ITT Holdings LLC and the purchasers named therein, with respect to the issuance of 3.92% Guaranteed Senior Notes, Series A, due 2025 and 4.02% Guaranteed Senior Notes, Series B, due 2027.
10.6*	Memorandum of Agreement, dated July 17, 2015, among the Registrant, MIC Ohana Corporation and Macquarie Infrastructure Management (USA) Inc.
10.7*	Amended and Restated Loan Agreement, dated as of May 1, 2015, among Louisiana Public Facilities Authority and IMTT-Finco, LLC and Wells Fargo Bank, National Association, as trustee. (Series 2010A)
10.8*	Amended and Restated Loan Agreement, dated as of May 1, 2015, among Louisiana Public Facilities Authority and IMTT-Finco, LLC and Wells Fargo Bank, National Association, as trustee. (Series 2010)
10.9*	Amended and Restated Loan Agreement, dated as of May 1, 2015, among Louisiana Public Facilities Authority and IMTT-Finco, LLC and Wells Fargo Bank, National Association, as trustee. (Series 2010B)
10.10*	Amended and Restated Loan Agreement, dated as of May 1, 2015, among Louisiana Public Facilities Authority and International-Matex Tank Terminals and Wells Fargo Bank, National Association, as trustee. (Series 2007)
10.11*	Amended and Restated Lease Agreement, dated as of May 1, 2015, among The Industrial Development Board of the Parish of Ascension, Louisiana, Inc. and IMTT-Geismar and U.S. Bank National Association, as trustee.
10.12*	Loan Agreement, dated as of May 1, 2015, among New Jersey Economic Development Authority and Bayonne Industries, Inc., IMTT-Bayonne and IMTT-BC and U.S. Bank National Association, as trustee.

E-1

Number	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
101.0*	The following materials from the Quarterly Report on Form 10-Q of Macquarie Infrastructure Corporation for the quarter ended June 30, 2015, filed on August 3, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets as of June 30, 2015 (Unaudited) and December 31, 2014, (ii) the Consolidated Condensed Statements of Operations for the quarters and six months ended June 30, 2015 and 2014 (Unaudited), (iii) the Consolidated Condensed Statements of Comprehensive (Loss) Income for the quarters and six months ended June 30, 2015 and 2014 (Unaudited), (iv) the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (Unaudited) and (v) the Notes to Consolidated Condensed Financial Statements (Unaudited).

*	Filed herewith.
**	Furnished herewith.

E-2