Form 10-Q
period 2015-09-30
Macquarie Infrastructure Corp
filed 2015-11-02
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

There were 79,854,172 shares of common stock, with $0.001 par value, outstanding at October 30, 2015.

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

We own, operate and invest in a diversified group of infrastructure businesses that provide services to businesses and individuals primarily in the U.S. The businesses we own and operate include:

•	International-Matex Tank Terminals (“IMTT”): a bulk liquid terminals business that provides bulk liquid storage, handling and other services to third parties at ten marine terminals in the United States and two in Canada and is one of the larger participants in this industry in the U.S., based on storage capacity;
•	Atlantic Aviation: a network of aviation fixed-base operations (“FBOs”) that provide fuel, terminal, aircraft hangaring and other services primarily to owners and operators of general aviation (“GA”) aircraft on 69 airports in the U.S.;
•	Contracted Power and Energy (“CP&E”) Segment: controlling interests in solar, wind and gas-fired power generation facilities in the U.S.; and
•	Hawaii Gas: a gas energy company processing and distributing gas and providing related services to commercial, residential and governmental customers in Hawaii.

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

At Hawaii Gas, we focus on the provision of gas services to commercial, residential and governmental customers throughout the islands of Hawaii and seek to grow by increasing the number of customers served, the volume of gas sold and the margins achieved on gas sales. Hawaii Gas actively markets its products and services in an effort to develop new customers throughout Hawaii.

Dividends

Since January 1, 2014, MIC has paid or declared the following dividends:

Declared	Period Covered	$ per Share	Record Date	Payable Date
October 29, 2015	Third quarter 2015	$1.13	November 12, 2015	November 17, 2015
July 30, 2015	Second quarter 2015	$1.11	August 13, 2015	August 18, 2015
April 30, 2015	First quarter 2015	$1.07	May 14, 2015	May 19, 2015
February 17, 2015	Fourth quarter 2014	$1.02	March 2, 2015	March 5, 2015
October 27, 2014	Third quarter 2014	$0.98	November 10, 2014	November 13, 2014
July 3, 2014	Second quarter 2014	$0.95	August 11, 2014	August 14, 2014
April 28, 2014	First quarter 2014	$0.9375	May 12, 2014	May 15, 2014
February 18, 2014	Fourth quarter 2013	$0.9125	March 3, 2014	March 6, 2014

We intend to maintain, and where possible, increase our quarterly cash dividend to our shareholders. The MIC Board has authorized a quarterly cash dividend of $1.13 per share for the quarter ended September 30, 2015, or a 1.8% increase over the dividend for the quarter ended June 30, 2015 and 15.3% increase over the dividend for the quarter ended September 30, 2014. In determining whether to adjust the amount of our quarterly dividend, our Board will take into account such matters as the state of the capital markets and general business conditions, the Company’s financial condition, results of operations, capital requirements, capital opportunities and any contractual, legal and regulatory restrictions on the payment of dividends by the Company to its shareholders or by its subsidiaries to the Company, and any other factors that it deems relevant, subject to maintaining a prudent level of reserves and without creating undue volatility in the amount of such dividends where possible. Moreover, the Company’s senior secured credit facility and the debt commitments at our businesses contain restrictions that may limit the Company’s ability to pay dividends. Although historically we have declared cash dividends on our shares, any one of these or other factors could result in the modification of our dividend policy, or the reduction, modification or elimination of our dividend in the future.

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

Results of Operations

Consolidated

Key Factors Affecting Operating Results for the Quarter:

•	contributions from the IMTT Acquisition;
•	performance fee incurred in 2014;
•	improved gross profit primarily at Atlantic Aviation;
•	contributions from acquired businesses in CP&E; and
•	absence of costs related to the IMTT Acquisition.

Our consolidated results of operations are as follows:

	Quarter Ended September 30,		Change Favorable/ (Unfavorable)		Nine Months Ended September 30,		Change Favorable/ (Unfavorable)
	2015	2014	$	%	2015	2014	$	%
	($ In Thousands) (Unaudited)
Revenue
Service revenue	$319,827	$317,915	1,912	0.6	$973,638	$725,623	248,015	34.2
Product revenue	95,882	70,344	25,538	36.3	264,258	218,317	45,941	21.0
Financing and equipment lease income	—	379	(379)	(100.0)	—	1,836	(1,836)	(100.0)
Total revenue	415,709	388,638	27,071	7.0	1,237,896	945,776	292,120	30.9
Costs and expenses
Cost of services	138,353	158,476	20,123	12.7	420,187	386,927	(33,260)	(8.6)
Cost of product sales	41,035	47,815	6,780	14.2	125,409	148,651	23,242	15.6
Gross profit	236,321	182,347	53,974	29.6	692,300	410,198	282,102	68.8
Selling, general and administrative	73,901	77,497	3,596	4.6	225,618	189,797	(35,821)	(18.9)
Fees to manager-related party	18,118	130,501	112,383	86.1	337,950	153,990	(183,960)	(119.5)
Depreciation	53,070	35,958	(17,112)	(47.6)	162,293	60,540	(101,753)	(168.1)
Amortization of intangibles	17,783	11,369	(6,414)	(56.4)	83,656	29,590	(54,066)	(182.7)
Loss from customer contract termination	—	1,269	1,269	100.0	—	1,269	1,269	100.0
Loss on disposal of assets	323	20	(303)	NM	972	886	(86)	(9.7)
Total operating expenses	163,195	256,614	93,419	36.4	810,489	436,072	(374,417)	(85.9)
Operating income (loss)	73,126	(74,267)	147,393	198.5	(118,189)	(25,874)	(92,315)	NM
Other income (expense)
Dividend income	270	257	13	5.1	1,068	257	811	NM
Interest income	21	10	11	110.0	34	105	(71)	(67.6)
Interest expense(1)	(54,761)	(16,566)	(38,195)	NM	(108,624)	(48,522)	(60,102)	(123.9)
Loss on extinguishment of debt	—	(90)	90	100.0	—	(90)	90	100.0
Equity in earnings and amortization charges of investee	—	993	(993)	(100.0)	—	26,079	(26,079)	(100.0)
Gain from acquisition/divestiture of businesses	—	1,027,054	(1,027,054)	(100.0)	—	1,027,054	(1,027,054)	(100.0)
Other income, net	825	821	4	0.5	2,296	3,078	(782)	(25.4)
Net income (loss) before income taxes	19,481	938,212	(918,731)	(97.9)	(223,415)	982,087	(1,205,502)	(122.7)
(Provision) benefit for income taxes	(11,139)	52,462	(63,601)	(121.2)	77,725	38,491	39,234	101.9
Net income (loss)	$8,342	$990,674	(982,332)	(99.2)	$(145,690)	$1,020,578	(1,166,268)	(114.3)
Less: net loss attributable to noncontrolling interests	(2,296)	(319)	1,977	NM	(4,230)	(481)	3,749	NM
Net income (loss) attributable to MIC	$10,638	$990,993	(980,355)	(98.9)	$(141,460)	$1,021,059	(1,162,519)	(113.9)

NM — Not meaningful

(1)	Interest expense includes losses on derivative instruments of $30.1 million and $39.9 million for the quarter and nine months ended September 30, 2015, respectively. For the quarter and nine months ended September 30, 2014, interest expense includes gains on derivative instruments of $820,000 and losses on derivative instruments of $13.1 million, respectively.

Results of Operations: Consolidated – (continued)

Gross Profit

Consolidated gross profit increased for the quarter and nine months ended September 30, 2015 compared with the quarter and nine months ended September 30, 2014 primarily reflecting the consolidation of IMTT’s results, improved results at Atlantic Aviation including the contribution from acquired FBOs and the contribution from the acquisition of Bayonne Energy Center (“BEC”) and wind power generation facilities. These increases were offset by the sale of the district energy business in August 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased for the quarter ended September 30, 2015 compared with quarter ended September 30, 2014 primarily due to costs associated with the IMTT Acquisition in 2014.

Selling, general and administrative expenses increased for the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014 primarily as a result of the consolidation of IMTT, contributions from the 2015 and 2014 acquisitions at CP&E and Atlantic Aviation and costs associated with the Conversion. These increases are partially offset by costs incurred for the IMTT Acquisition during the third quarter of 2014.

Fees to Manager

Our Manager is entitled to a monthly base management fee based primarily on our market capitalization, and potentially a quarterly performance fee, based on the performance of our shares relative to a U.S. utilities index. For the quarter and nine months ended September 30, 2015, we incurred base management fees of $18.1 million and $53.6 million, respectively, and performance fees of $284.4 million for the nine months ended September 30, 2015. For the quarter and nine months ended September 30, 2014, we incurred base management fees of $13.9 million and $32.4 million, respectively, and performance fees of $116.6 million and $121.5 million, respectively. In all of these periods, excluding $67.8 million of the performance fee for the quarter ended June 30, 2015 and $65.0 million of the performance fee for the quarter ended September 30, 2014, our Manager elected to reinvest these fees in additional shares.

The unpaid portion of the base management fees and performance fees, if any, at the end of each reporting period is included in due to manager-related party in the consolidated condensed balance sheets. The following table shows our Manager’s election to reinvest its base management fees and performance fees, if any, in additional shares, except as noted:

Period	Base Management Fee Amount ($ in thousands)	Performance Fee Amount ($ in thousands)	Shares Issued
2015 Activities:
Third quarter 2015	$18,118	$—	226,914	(1)
Second quarter 2015	18,918	135,641	223,827	(2)
First quarter 2015	16,545	148,728	2,068,038
2014 Activities:
Fourth quarter 2014	$14,192	$—	208,122
Third quarter 2014	13,915	116,586	947,583	(3)
Second quarter 2014	9,535	4,960	243,329
First quarter 2014	8,994	—	164,546

(1)	Our Manager elected to reinvest all of the monthly base management fees for the third quarter of 2015 in shares of MIC common stock. We issued 226,914 shares, of which 74,969 shares were issued in October 2015 for the September 2015 monthly base management fee.

Results of Operations: Consolidated – (continued)

(2)	In July 2015, our Board requested, and our Manager agreed, that $67.8 million of the performance fee for the quarter ended June 30, 2015 be settled in cash in July 2015 to minimize dilution. The remainder of the fee will be reinvested in our shares in July 2016 using the June 2016 monthly volume weighted average price.
(3)	In October 2014, our Board requested, and our Manager agreed, that $65.0 million of the performance fee for the quarter ended September 30, 2014 be settled in cash using the proceeds from the sale of the district energy business to minimize dilution. The remainder of the fee of $51.6 million was reinvested in additional shares of MIC.

Depreciation

Depreciation expense increased for the quarter and nine months ended September 30, 2015 compared with the quarter and nine months ended September 30, 2014 primarily as a result of fixed assets acquired in conjunction with the IMTT Acquisition and the depreciation associated with other businesses acquired during 2015 and 2014.

Atlantic Aviation’s depreciation expense increased during the quarter and nine months ended September 30, 2015 due to the reassessment of the useful lives of its leasehold and land improvements related to leases at certain airports to generally match these useful lives with the remaining lease terms plus extensions under Atlantic Aviation’s control. This change will generally accelerate depreciation expense at the affected sites. As a result of this reassessment, the business recorded an impairment of $2.8 million during the quarter ended March 31, 2015. The change in useful life also resulted in increased depreciation expense of $3.2 million for the nine months ended September 30, 2015.

In addition, during the first quarter of 2015, an impairment charge of $4.2 million was recorded due to a change in the current lease contract at one of the sites.

Amortization of Intangibles

Amortization of intangibles increased for the quarter and nine months ended September 30, 2015 compared with the quarter and nine months ended September 30, 2014 primarily at Atlantic Aviation and from the intangibles acquired in conjunction with the IMTT Acquisition.

The increase in amortization expense at Atlantic Aviation is attributable to the reassessment of the useful lives of its contractual arrangements related to leases at certain airports to generally match these useful lives with the remaining lease terms plus extensions under Atlantic Aviation’s control. This change will generally accelerate amortization expense at the affected sites. As a result of this reassessment, the business recorded an impairment of $13.5 million for the quarter ended March 31, 2015. The change in useful life also resulted in increased amortization expense of $13.8 million for the nine months ended September 30, 2015.

In addition, during the first quarter of 2015, an impairment charge of $17.8 million was recorded due to a change in the current lease contract at one of the sites.

Interest Expense and Gain (Loss) on Derivative Instruments

Interest expense includes losses on derivative instruments of $30.1 million and $39.9 million for the quarter and nine months ended September 30, 2015, respectively, compared with gains on derivative instruments of $820,000 and losses on derivative instruments of $13.1 million for the quarter and nine months ended September 30, 2014, respectively. Gains and losses on derivatives recorded in interest expense are attributable to the change in fair value of interest rate hedging instruments. For the quarter and nine months ended September 30, 2014, losses on derivatives also included the reclassification of amounts from accumulated other comprehensive loss into earnings.

Excluding the derivative adjustments, interest expense for quarter and nine months ended September 30, 2015 compared with the quarter and nine months ended September 30, 2014 increased primarily due to: (i) the consolidation of IMTT; (ii) incremental debt from the acquisitions of BEC and one of the 2014 wind power generation facilities; (iii) interest expense associated with the convertible senior notes that were issued in July 2014; and (iv) borrowings on the MIC revolving credit facility.

Results of Operations: Consolidated – (continued)

As part of the refinancing of long-term debt in May 2015, IMTT paid $31.4 million in interest rate swap breakage fees. In July 2015, the Company fully repaid the outstanding debt balance at BEC and paid $19.2 million in interest rate swap breakage fees. In both instances, the swap breakage fees were associated with the termination of out-of-the-money interest rate swap contracts related to prior debt facilities. See further discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

Equity in Earnings and Amortization Charges of Investee

The decrease in equity in earnings for the quarter and nine months ended September 30, 2015 compared with the quarter and nine months ended September 30, 2014 is due to the consolidation of IMTT’s results from July 16, 2014 and thereafter compared with the equity method of accounting for IMTT’s results prior to the acquisition date.

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

On July 16, 2014, we completed the acquisition of the remaining 50% of IMTT we did not already own for $1.029 billion. Prior to this acquisition, our investment in IMTT was accounted for using the equity method of accounting. As of the closing date for the transaction, we have consolidated IMTT’s results and the business is considered a reportable segment. The acquisition of the remaining 50% interest in IMTT requires that all assets and liabilities of IMTT be recorded at fair value including our previous 50% ownership. This resulted in a pre-tax gain of $948.1 million due to the remeasuring to fair value of our previous 50% ownership of IMTT.

Income Taxes

We file a consolidated federal income tax return that includes the financial results for IMTT, Atlantic Aviation, BEC, Hawaii Gas and our allocable share of the taxable income (loss) from our solar and wind power generation facilities that are treated as partnerships for tax purposes. For 2015, we expect to incur federal taxable losses which will increase our holding company net operating loss (“NOL”) carryforward balance. Notwithstanding the holding company NOLs, each business records federal income taxes on a standalone basis. The current portion of the federal income taxes recorded by the businesses are eliminated in consolidation with the application of MIC’s NOLs.

We believe that we will be able to utilize all of our federal prior year NOLs, which will begin to expire after 2021 and completely expire after 2034. Our federal NOL balance at December 31, 2014 was revised from $250.7 million to $286.7 million related to the election of bonus deprecation at IMTT for 2014. See “Results of Operations — IMTT — Income Taxes” below for further discussions. As a result of having federal NOL carryforwards, we do not expect to make regular federal tax payments before the second half of 2019.

We generated income tax benefits in both the nine months ended September 30, 2015 and 2014 primarily due to the performance fees in those periods. The quarter ended September 30, 2014 also reflects the write-off of the deferred tax liability associated with the investment in IMTT that had been created under the equity method of accounting, partially offset by the capital gain generated on the sale of the district energy businesses.

For 2015, we expect our businesses to pay state income taxes of approximately $801,000. In calculating our consolidated state income tax provision, we have provided a valuation allowance for certain state income tax NOL carryforwards.

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

Results of Operations: Consolidated – (continued)

A reconciliation of net income (loss) attributable to MIC to EBITDA excluding non-cash items and EBITDA excluding non-cash items to Free Cash Flow, on a consolidated basis, is provided below.

	Quarter Ended September 30,		Change Favorable/ (Unfavorable)		Nine Months Ended September 30,		Change Favorable/ (Unfavorable)
	2015	2014	$	%	2015	2014	$	%
	($ In Thousands) (Unaudited)
Net income (loss) attributable to MIC(1)	$10,638	$990,993			$(141,460)	$1,021,059
Interest expense, net(2)	54,740	16,556			108,590	48,417
Provision (benefit) for income taxes	11,139	(52,462)			(77,725)	(38,491)
Depreciation(3)	53,070	35,958			162,293	60,540
Depreciation – cost of services(3)	—	963			—	4,374
Amortization of intangibles(4)	17,783	11,369			83,656	29,590
Loss from customer contract termination	—	1,269			—	1,269
Loss on extinguishment of debt	—	90			—	90
Loss on disposal of assets	262	6			810	822
Gain from acquisition/divestiture of businesses	—	(1,027,181)			—	(1,027,181)
Equity in earnings and amortization charges of investee	—	(993)			—	(26,079)
Equity distributions from investee(5)	—	—			—	25,086
Fees to manager-related party(6)	18,118	130,501			337,950	153,990
Other non-cash (income) expense, net	(3,042)	1,988			(4,180)	1,696
EBITDA excluding non-cash items	$162,708	$109,057	53,651	49.2	$469,934	$255,182	214,752	84.2
EBITDA excluding non-cash items	$162,708	$109,057			$469,934	$255,182
Interest expense, net(2)	(54,740)	(16,556)			(108,590)	(48,417)
Adjustments to derivative instruments recorded in interest expense(2)	24,243	(9,304)			17,209	(3,937)
Amortization of debt financing costs(2)	2,191	2,326			6,757	4,467
Interest rate swap breakage fees	(19,171)	—			(50,556)	—
Equipment lease receivable, net	—	777			—	2,805
Provision/benefit for income taxes, net of changes in deferred taxes	(150)	3,620			(598)	(321)
Pension contribution	—	(25,825)			—	(26,960)
Changes in working capital(6)	(54,106)	(1,067)			(79,237)	11,544
Cash provided by operating activities	60,975	63,028			254,919	194,363
Changes in working capital(6)	54,106	1,067			79,237	(11,544)
Maintenance capital expenditures	(20,758)	(5,783)			(38,263)	(12,246)
Free cash flow	$94,323	$58,312	36,011	61.8	$295,893	$170,573	125,320	73.5

(1)	Net income (loss) attributable to MIC excludes net loss attributable to noncontrolling interests of $2.3 million and $4.2 million for the quarter and nine months ended September 30, 2015, respectively, and net loss attributable to noncontrolling interests of $319,000 and $481,000 for the quarter and nine months ended September 30, 2014, respectively.
(2)	Interest expense, net, includes adjustment to derivative instruments and non-cash amortization of deferred financing fees. For the nine months ended September 30, 2015, interest expense also includes non-cash write-off of deferred financing costs related to the May 2015 refinancing at IMTT.
(3)	Depreciation — cost of services includes depreciation expense for our previously owned district energy business, a component of CP&E segment, which is reported in cost of services in our consolidated condensed statements of operations. Depreciation and Depreciation — cost of services does not include acquisition-related step-up depreciation expense $315,000 and $4.2 million for the quarter and nine months ended September 30, 2014, respectively, in connection with our previous 50% investment in IMTT, which is reported in equity in earnings and amortization charges of investee in our consolidated condensed statements of operations.

Results of Operations: Consolidated – (continued)

(4)	Amortization of intangibles does not include acquisition-related step-up amortization expense of $14,000 and $185,000 for the quarter and nine months ended September 30, 2014, respectively, in connection with our previous 50% investment in IMTT, which is reported in equity in earnings and amortization charges of investee in our consolidated condensed statements of operations.
(5)	Equity distributions from investee in the above table includes distributions we received only up to our share of the earnings recorded in the calculation for EBITDA excluding non-cash items.
(6)	In July 2015, our Board requested, and our Manager agreed, that $67.8 million of the performance fee for the quarter ended June 30, 2015 be settled in cash in July 2015 to minimize dilution. The remainder of the fee will be reinvested in our shares in July 2016 using the June 2016 monthly volume weighted average price. In October 2014, our Board requested, and our Manager agreed, that $65.0 million of the performance fee for the quarter ended September 30, 2014 be settled in cash using the proceeds from the sale of the district energy business to minimize dilution. The remainder of the fee of $51.6 million was reinvested in additional shares of MIC.

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

	Quarter Ended September 30,		Change Favorable/ (Unfavorable)		Nine Months Ended September 30,		Change Favorable/ (Unfavorable)
	2015	2014	$	%	2015	2014	$	%
	($ In Thousands) (Unaudited)
Free Cash Flow – Consolidated basis	$94,323	$58,312	36,011	61.8	$295,893	$170,573	125,320	73.5
Equity distributions from investee(1)	—	—			—	(25,086)
100% of CP&E Free Cash Flow included in consolidated Free Cash Flow	(2,577)	(4,645)			(9,607)	(11,468)
MIC's share of IMTT Free Cash Flow(2)	—	(6,203)			—	31,324
MIC's share of CP&E Free Cash Flow	1,040	2,435			5,496	6,175
Free Cash Flow – Proportionately Combined basis	$92,786	$49,899	42,887	85.9	$291,782	$171,518	120,264	70.1

(1)	Equity distributions from investee represent the portion of distributions received from IMTT that are recorded in cash from operating activities prior to the IMTT Acquisition on July 16, 2014.
(2)	Represents our proportionate share of IMTT's Free Cash Flow prior to the IMTT Acquisition on July 16, 2014.

Results of Operations: IMTT

Prior to July 16, 2014, we accounted for our 50% interest in IMTT using the equity method of accounting. As of July 16, 2014, we have consolidated IMTT on a 100% basis. To enable meaningful analysis of IMTT’s performance across periods, IMTT’s overall performance is discussed below for 2014, rather than IMTT’s 50% contribution to our consolidated results prior to the IMTT Acquisition.

Key Factors Affecting Operating Results for the Quarter:

•	increase in gross profit primarily due to:
•	a decrease in costs; and
•	an increase in revenues from firm commitments; and
•	decrease in general and administrative expenses.

Results of Operations: IMTT – (continued)

	Quarter Ended September 30,		Change Favorable/ (Unfavorable)		Nine Months Ended September 30,		Change Favorable/ (Unfavorable)
	2015	2014			2015	2014
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Revenues	135,436	131,920	3,516	2.7	415,881	422,516	(6,635)	(1.6)
Cost of services	55,990	59,090	3,100	5.2	170,633	187,649	17,016	9.1
Gross Profit	79,446	72,830	6,616	9.1	245,248	234,867	10,381	4.4
General and administrative expenses(1)	8,903	13,619	4,716	34.6	24,909	31,982	7,073	22.1
Depreciation and amortization	32,233	27,506	(4,727)	(17.2)	99,785	65,426	(34,359)	(52.5)
Operating income	38,310	31,705	6,605	20.8	120,554	137,459	(16,905)	(12.3)
Interest expense, net(2)	(19,045)	(5,558)	(13,487)	NM	(32,214)	(21,504)	(10,710)	(49.8)
Other income (expense), net	549	(188)	737	NM	1,950	1,683	267	15.9
Provision for income taxes	(8,053)	(9,531)	1,478	15.5	(36,801)	(46,088)	9,287	20.2
Noncontrolling interest	(172)	(190)	18	9.5	(530)	(328)	(202)	(61.6)
Net income(3)	11,589	16,238	(4,649)	(28.6)	52,959	71,222	(18,263)	(25.6)
Reconciliation of net income to EBITDA excluding non-cash items and cash provided by operating activities to Free Cash Flow:
Net income(3)	11,589	16,238			52,959	71,222
Interest expense, net(2)	19,045	5,558			32,214	21,504
Provision for income taxes	8,053	9,531			36,801	46,088
Depreciation and amortization	32,233	27,506			99,785	65,426
Other non-cash expenses	1,941	2,519			5,154	6,020
EBITDA excluding non-cash items	72,861	61,352	11,509	18.8	226,913	210,260	16,653	7.9
EBITDA excluding non-cash items	72,861	61,352			226,913	210,260
Interest expense, net(2)	(19,045)	(5,558)			(32,214)	(21,504)
Adjustments to derivative instruments recorded in interest expense(2)	8,474	(5,518)			2,140	(12,167)
Amortization of debt financing costs(2)	408	956			1,937	2,643
Interest rate swap breakage fees	—	—			(31,385)	—
Provision for income taxes, net of changes in deferred taxes	(52)	(6,101)			(156)	(32,822)
Pension contribution	—	(20,000)			—	(20,000)
Changes in working capital	8,686	2,219			(9,667)	(2,722)
Cash provided by operating activities	71,332	27,350			157,568	123,688
Changes in working capital	(8,686)	(2,219)			9,667	2,722
Maintenance capital expenditures	(12,036)	(11,169)			(20,550)	(37,395)
Free cash flow	50,610	13,962	36,648	NM	146,685	89,015	57,670	64.8

NM — Not meaningful

(1)	General and administrative expenses for the quarter and nine months ended September 30, 2014 includes costs in connection with the IMTT Acquisition.
(2)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees. For the nine months ended September 30, 2015, interest expense also includes non-cash write-off of deferred financing costs related to the May 2015 refinancing.
(3)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.

Results of Operations: IMTT – (continued)

Revenue

Revenues increased for the quarter ended September 30, 2015 compared with the quarter ended September 30, 2014 as a result of higher firm commitments, primarily attributable to higher utilization rates, and increased spill response activity. Revenues decreased for the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014 as a result of reduced spill response activity and lower heating revenues, partially offset by increased firm commitments primarily attributable to higher utilization rates.

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

Capacity utilization was 94.7% for the quarter ended September 30, 2015 compared with 94.5% for the quarter ended June 30, 2015 and 92.5% for the quarter ended September 30, 2014 as tanks came back into service following scheduled cleaning and inspection. Capacity utilization remained consistent with historical levels.

The results for OMI Environmental Solutions were higher for the quarter ended September 30, 2015 compared with the quarter ended September 30, 2014. For the nine months ended September 30, 2015, spill response activity decreased compared with the nine months ended September 30, 2014 due to larger emergency response projects in the first half of 2014.

Costs

For the quarter and nine months ended September 30, 2015, costs were 10.7% and 11.0% lower, respectively, compared with the quarter and nine months ended September 30, 2014. The reduction in costs was primarily the result of improved cost controls and the realization of efficiencies following the IMTT Acquisition and costs associated with the IMTT Acquisition in 2014 that did not recur.

Costs related to spill response activity increased for the quarter ended September 30, 2015 compared with the quarter ended September 30, 2014 due to higher spill response activities. The reduced level of spill response activity for the nine months ended September 30, 2015 contributed to the cost improvement compared with the nine months ended September 30, 2014.

Depreciation and Amortization

Depreciation and amortization expense increased for the quarter and nine months ended September 30, 2015 compared with the quarter and nine months ended September 30, 2014 primarily due to remeasuring the fixed assets and intangible assets to fair value in connection with the IMTT Acquisition in July 2014.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $9.8 million and $11.1 million for the quarter and nine months ended September 30, 2015, respectively, and gains of $894,000 and losses of $1.6 million for the quarter and nine months ended September 30, 2014, respectively. The weighted average interest rate on all outstanding debt facilities, including any interest rate swaps, was 3.46% at September 30, 2015.

Cash interest paid totaled $4.2 million and $18.0 million for the quarter and nine months ended September 30, 2015, respectively, excluding interest rate swap breakage fees in relation to the refinancing of the business’ long-term debt facilities in May 2015, compared with $10.0 million and $30.5 million for the quarter and nine months ended September 30, 2014, respectively. Cash interest paid was lower during both periods due to the timing of interest payments on the senior notes and a lower average debt balance in the first half of 2015 compared with the first half of 2014.

Results of Operations: IMTT – (continued)

Excluding the derivative adjustments, interest expense remained flat during the quarter ended September 30, 2015 compared with the quarter ended September 30, 2014 primarily due to higher average debt balances offset by lower interest rates in 2015. Excluding the derivative adjustments, interest expense for the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014 was lower due to lower average interest rates.

As part of the refinancing of the IMTT debt in May 2015, IMTT paid $31.4 million in interest rate swap breakage fees associated with the termination of out-of-the-money interest rate swap contracts related to prior debt facilities. See further discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

Income Taxes

Subsequent to July 16, 2014, the federal taxable income generated by IMTT is filed as part of our consolidated federal income tax return. The business will continue to file stand-alone state income tax returns in the states in which it operates. For the nine months ended September 30, 2015, the tax provision in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business.

For the year ending December 31, 2015, the business expects to incur $208,000 in state income tax liabilities. The “Provision for income taxes, net of changes in deferred taxes” of $156,000 for the nine months ended September 30, 2015 in the table above, relates entirely to state income tax liabilities. We do not believe that IMTT will have a current federal income tax liability in 2015. Future current federal taxable income attributable to IMTT may be offset in consolidation with the application of MIC’s NOLs.

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

Maintenance Capital Expenditures

For the nine months ended September 30, 2015, IMTT incurred maintenance capital expenditures of $20.6 million and $16.9 million on an accrual basis and cash basis, respectively, compared with $37.4 million and $44.6 million on an accrual basis and cash basis, respectively, for the nine months ended September 30, 2014.

The decrease in the maintenance capital expenditures on an accrual basis from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 primarily reflects improved controls and processes and the timing of projects. Notwithstanding the reduced expenditure in the nine months ended September 30, 2015, IMTT expects to deploy approximately $40.0 million during 2015 on maintenance projects, depending on the timing of certain projects.

Results of Operations: Atlantic Aviation

Key Factors Affecting Operating Results for the Quarter:

•	increases in same store gross profit; partially offset by
•	higher selling, general and administrative expenses.

Results of Operations: Atlantic Aviation – (continued)

	Quarter Ended September 30,		Change Favorable/ (Unfavorable)		Nine Months Ended September 30,		Change Favorable/ (Unfavorable)
	2015	2014			2015	2014
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Revenues	184,391	197,980	(13,589)	(6.9)	557,757	585,153	(27,396)	(4.7)
Cost of services	82,363	104,543	22,180	21.2	249,554	318,047	68,493	21.5
Gross Profit	102,028	93,437	8,591	9.2	308,203	267,106	41,097	15.4
Selling, general and administrative expenses	51,180	49,288	(1,892)	(3.8)	153,226	143,598	(9,628)	(6.7)
Depreciation and amortization	22,494	16,493	(6,001)	(36.4)	104,019	47,033	(56,986)	(121.2)
Loss on disposal of assets	323	20	(303)	NM	972	886	(86)	(9.7)
Operating income	28,031	27,636	395	1.4	49,986	75,589	(25,603)	(33.9)
Interest expense, net(1)	(13,436)	(4,689)	(8,747)	(186.5)	(32,126)	(27,606)	(4,520)	(16.4)
Other income	83	35	48	137.1	95	22	73	NM
Provision for income taxes	(5,854)	(9,231)	3,377	36.6	(7,440)	(18,001)	10,561	58.7
Net income(2)	8,824	13,751	(4,927)	(35.8)	10,515	30,004	(19,489)	(65.0)
Reconciliation of net income to EBITDA excluding non-cash items and cash provided by operating activities to Free Cash Flow:
Net income(2)	8,824	13,751			10,515	30,004
Interest expense, net(1)	13,436	4,689			32,126	27,606
Provision for income taxes	5,854	9,231			7,440	18,001
Depreciation and amortization	22,494	16,493			104,019	47,033
Loss on disposal of assets	262	6			810	822
Other non-cash (income) expenses	(267)	115			658	271
EBITDA excluding non-cash items	50,603	44,285	6,318	14.3	155,568	123,737	31,831	25.7
EBITDA excluding non-cash items	50,603	44,285			155,568	123,737
Interest expense, net(1)	(13,436)	(4,689)			(32,126)	(27,606)
Adjustments to derivative instruments recorded in interest expense(1)	5,346	(3,593)			7,927	4,712
Amortization of debt financing costs(1)	804	812			2,418	2,328
Provision for income taxes, net of changes in deferred taxes	(261)	(442)			(894)	(2,568)
Changes in working capital	2,086	5,170			292	2,925
Cash provided by operating activities	45,142	41,543			133,185	103,528
Changes in working capital	(2,086)	(5,170)			(292)	(2,925)
Maintenance capital expenditures	(6,785)	(2,611)			(12,966)	(4,610)
Free cash flow	36,271	33,762	2,509	7.4	119,927	95,993	23,934	24.9

NM — Not meaningful

(1)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.

Revenue and Gross Profit

The majority of the revenue and gross profit earned by Atlantic Aviation is generated through fueling GA aircraft at facilities located on 69 U.S. airports at which Atlantic Aviation operates. The business generally pursues a strategy of maintaining and, where appropriate, increasing dollar-based margins. Generally, fluctuations in the cost of fuel are passed through to the customer.

Results of Operations: Atlantic Aviation – (continued)

Revenues decreased for the quarter and nine months ended September 30, 2015 compared with the quarter and nine months ended September 30, 2014 as a result of a significant decline in the cost of fuel. Revenue and gross profit are driven by the volume of fuel sold and the dollar-based margin/fee per gallon on those sales. On a same store basis, excluding the acquisitions, gross profit increased 8.5% and 8.7% for the quarter and nine months ended September 30, 2015, respectively, compared with the quarter and nine months ended September 30, 2014, driven by increases in fuel gross profit and rental revenue.

Atlantic Aviation seeks to extend FBO leases prior to their maturity and to increase the portfolio’s weighted average lease life. The weighted average lease life decreased to 19.0 years at September 30, 2015 from 19.3 years at September 30, 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the quarter and nine months ended September 30, 2015 compared with the quarter and nine months ended September 30, 2014 primarily due to higher salaries and benefit costs, rent and professional fees. Selling, general and administrative expenses also increased in the nine months ended September 30, 2015 due to the incremental expenses associated with acquired FBOs.

On a same store basis, costs were 2.7% higher in each of the quarter and nine months ended September 30, 2015 compared with the prior comparable periods primarily due to the increased salaries and benefit costs, rent and professional fees.

Depreciation and Amortization

During the first quarter of 2015, Atlantic Aviation reassessed the useful lives of its contractual arrangements and leasehold and land improvements related to leases at certain airports to generally match these useful lives with the remaining lease terms plus extensions under Atlantic Aviation’s control. This change will generally accelerate depreciation and amortization expense at the affected sites. As a result of this reassessment, the business performed an impairment analysis related to its contractual arrangements and leasehold and land improvements and recorded an impairment of $16.3 million during the quarter ended March 31, 2015. In addition, the change in useful life resulted in increased depreciation and amortization expense of $17.0 million for the nine months ended September 30, 2015.

During the first quarter of 2015, an impairment charge of $22.0 million was also recorded due to a change in the current lease contract at one of the bases. This amount is included in depreciation and amortization expense for the nine months ended September 30, 2015.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $7.5 million and $14.3 million for the quarter and nine months ended September 30, 2015, respectively, and gains of $1.5 million and losses of $10.6 million for the quarter and nine months ended September 30, 2014, respectively. Excluding the derivative adjustment, interest expense for the quarter ended September 30, 2015 decreased compared with the quarter ended September 30, 2014 due to lower average debt balances. Conversely, interest expense increased for the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014 due to higher average debt balances. The weighted average interest rate on all outstanding debt facilities, including any interest rate swaps, was 4.63% at September 30, 2015. Cash interest paid totaled $7.4 million and $22.1 million for the quarter and nine months ended September 30, 2015, respectively, and $7.4 million and $20.6 million for the quarter and nine months ended September 30, 2014, respectively.

Income Taxes

The federal taxable income generated by Atlantic Aviation is filed as part of our consolidated federal income tax return. The business files stand-alone state income tax returns in the states in which it operates. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business.

Results of Operations: Atlantic Aviation – (continued)

For 2015, the business expects to pay state income taxes of approximately $591,000. The “Provision for income taxes, net of changes in deferred taxes” of $894,000 for the nine months ended September 30, 2015 in the above table includes $440,000 of state income taxes payable by the business and $454,000 representing the current federal income taxes payable which may be offset in consolidation with the application of MIC’s NOLs.

Maintenance Capital Expenditures

For the nine months ended September 30, 2015, Atlantic Aviation incurred maintenance capital expenditures of $13.0 million and $11.5 million on an accrual basis and cash basis, respectively, compared with $4.6 million and $4.4 million on an accrual basis and cash basis, respectively, for the nine months ended September 30, 2014. Maintenance capital expenditures for the periods presented were primarily to fund replacement of equipment at existing locations.

Results of Operations: Contracted Power and Energy

Key Factors Affecting Operating Results for the Quarter:

•	contributions from BEC; and
•	contributions from the wind power generation facilities acquired during the second half of 2014; partially offset by
•	sale of the district energy business in August 2014.

Results of Operations: Contracted Power and Energy – (continued)

	Quarter Ended September 30,		Change Favorable/ (Unfavorable)		Nine Months Ended September 30,		Change Favorable/ (Unfavorable)
	2015	2014			2015	2014
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Service revenues	—	8,952	(8,952)	(100.0)	—	29,487	(29,487)	(100.0)
Product revenues	43,304	5,850	37,454	NM	91,257	15,338	75,919	NM
Finance lease revenues	—	379	(379)	(100.0)	—	1,836	(1,836)	(100.0)
Total revenues	43,304	15,181	28,123	185.3	91,257	46,661	44,596	95.6
Cost of revenue – service(1)	—	6,364	6,364	100.0	—	21,311	21,311	100.0
Cost of revenue – product	6,702	1,069	(5,633)	NM	14,485	2,792	(11,693)	NM
Cost of revenue – total	6,702	7,433	731	9.8	14,485	24,103	9,618	39.9
Gross profit	36,602	7,748	28,854	NM	76,772	22,558	54,214	NM
Selling, general and administrative expenses	6,635	2,541	(4,094)	(161.1)	23,443	6,858	(16,585)	NM
Depreciation and amortization	13,860	4,022	(9,838)	NM	35,159	11,732	(23,427)	(199.7)
Loss from customer contract termination	—	1,269	1,269	100.0	—	1,269	1,269	100.0
Operating income (loss)	16,107	(84)	16,191	NM	18,170	2,699	15,471	NM
Interest expense, net(2)	(16,567)	(2,422)	(14,145)	NM	(27,850)	(7,757)	(20,093)	NM
Loss on extinguishment of debt	—	(90)	90	100.0	—	(90)	90	100.0
Equity in loss of investee	—	(68)	68	100.0	—	(68)	68	100.0
Other (expense) income	(51)	1,380	(1,431)	(103.7)	1,065	3,789	(2,724)	(71.9)
Provision for income taxes	(3,266)	(199)	(3,067)	NM	(6,131)	(1,414)	(4,717)	NM
Noncontrolling interest	2,468	911	1,557	170.9	4,760	2,008	2,752	137.1
Net loss(3)	(1,309)	(572)	(737)	(128.8)	(9,986)	(833)	(9,153)	NM
Reconciliation of net loss to EBITDA excluding non-cash items and cash provided by operating activities to Free Cash Flow:
Net loss(3)	(1,309)	(572)			(9,986)	(833)
Interest expense, net(2)	16,567	2,422			27,850	7,757
Provision for income taxes	3,266	199			6,131	1,414
Depreciation and amortization(1)	13,860	4,985			35,159	16,106
Loss on extinguishment of debt	—	90			—	90
Loss from customer contract termination	—	1,269			—	1,269
Equity in loss of investee	—	68			—	68
Other non-cash income	(4,692)	(915)			(9,732)	(3,805)
EBITDA excluding non-cash items	27,692	7,546	20,146	NM	49,422	22,066	27,356	124.0
EBITDA excluding non-cash items	27,692	7,546			49,422	22,066
Interest expense, net(2)	(16,567)	(2,422)			(27,850)	(7,757)
Adjustments to derivative instruments recorded in interest expense(2)	10,417	(1,425)			7,005	(4,509)
Amortization of debt financing costs(2)	262	116			310	502
Interest rate swap breakage fees	(19,171)	—			(19,171)	—
Equipment lease receivable, net	—	777			—	2,805
Provision for income taxes, net of changes in deferred taxes	—	116			(2)	(903)
Changes in working capital	794	1,865			(3,904)	23,986
Cash provided by operating activities	3,427	6,573			5,810	36,190
Changes in working capital	(794)	(1,865)			3,904	(23,986)
Maintenance capital expenditures	(56)	(63)			(107)	(736)
Free cash flow	2,577	4,645	(2,068)	(44.5)	9,607	11,468	(1,861)	(16.2)

NM — Not meaningful

Results of Operations: Contracted Power and Energy – (continued)

(1)	Includes depreciation expense of $1.0 million and $4.4 million related to the district energy business for the quarter and nine months ended September 30, 2014, respectively.
(2)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.
(3)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.

Revenue and Gross Profit

Total revenue and gross profit increased for the quarter and nine months ended September 30, 2015 compared with the quarter and nine months ended September 30, 2014 as a result of the acquisition of BEC on April 1, 2015 and the acquisitions of the wind power generation facilities during the second half of 2014, partially offset by the sale of the district energy business on August 21, 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are primarily comprised of transaction-related fees, legal and other professional fees and management and incentive costs. The increase in selling, general and administrative expenses for the quarter and nine months ended September 30, 2015 compared with the quarter and nine months ended September 30, 2014 was primarily due to incremental selling, general and administrative expenses associated with BEC and the wind power generation facilities, partially offset by the sale of the district energy business on August 21, 2014.

The increase in selling, general and administrative expenses for the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014 also includes fees related to the BEC acquisition.

Depreciation and Amortization

Depreciation and amortization expense increased for the quarter and nine months ended September 30, 2015 compared with the quarter and nine months ended September 30, 2014 primarily as a result of depreciation and amortization associated with BEC and the wind power generation facilities.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $12.2 million and $12.6 million for the quarter and nine months ended September 30, 2015, respectively, and losses on derivative instruments of $431,000 and $1.0 million for the quarter and nine months ended September 30, 2014, respectively. Excluding the derivative adjustments, interest expense increased for the quarter and nine months ended September 30, 2015 compared with the quarter and nine months ended September 30, 2014 due to the additional debt at BEC and one of the 2014 wind power generation facilities, partially offset by the absence of the debt balance at the district energy business. The weighted average interest rate on all outstanding debt facilities, including any interest rate swaps, was 4.325% at September 30, 2015. Cash interest paid totaled $5.9 million and $20.6 million for the quarter and nine months ended September 30, 2015, respectively, excluding interest rate swap breakage fees in relation to the repayment of BEC’s long-term debt facilities, and $2.2 million and $9.9 million for the quarter and nine months ended September 30, 2014, respectively.

In connection with the BEC acquisition, the business assumed $509.1 million of debt facilities that were fully repaid in July 2015. As part of the repayment, BEC paid $19.2 million in interest rate swap breakage fees associated with the termination of out-of-the-money interest rate swap contracts. In August 2015, BEC entered into new debt agreements and at September 30, 2015, had $273.5 million of term debt outstanding. See further discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

Results of Operations: Contracted Power and Energy – (continued)

Income Taxes

Our solar and wind power generation facilities are held in LLCs that treated as partnerships for tax purposes. As such, these entities do not pay federal or state income taxes on a standalone basis, but each partner pays federal and state income taxes based on their allocated taxable income. For 2015, MIC expects its share of the federal taxable income from these facilities to be a loss of approximately $1.0 million. For 2014, MIC’s share of the taxable income from the solar and wind power generation facilities was a loss of $1.5 million.

On April 1, 2015, we acquired 100% of BEC. The federal taxable income generated by BEC is filed as part of our consolidated federal income tax return and is subject to New York state income taxes on a stand-alone basis. For 2015, the business does not expect to have a state income tax liability. We do not believe that the businesses of CP&E will generate a current federal income tax liability in 2015. Future current federal taxable income attributable to CP&E may be offset in consolidation with the application of MIC’s NOLs.

Maintenance Capital Expenditures

Since the BEC acquisition, BEC incurred maintenance capital expenditures of $107,000 and $51,000 on an accrual basis and cash basis, respectively. For the nine months ended September 30, 2014 through the date of sale, the district energy business incurred maintenance capital expenditures of $736,000 and $956,000 on an accrual basis and cash basis, respectively. The district energy business was sold on August 21, 2014.

We do not expect to incur substantial capital expenditures at our solar and wind generation facilities as most upgrades, replenishments and repairs are covered under the respective O&M contracts for each site.

Results of Operations: Hawaii Gas

Key Factors Affecting Operating Results for the Quarter:

•	a slight decrease in gross profit, excluding the favorable impact of unrealized gains on commodity hedges; and
•	higher selling, general and administrative costs.

Results of Operations: Hawaii Gas – (continued)

	Quarter Ended September 30,		Change Favorable/ (Unfavorable)		Nine Months Ended September 30,		Change Favorable/ (Unfavorable)
	2015	2014			2015	2014
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Revenues	52,578	64,494	(11,916)	(18.5)	173,001	202,979	(29,978)	(14.8)
Cost of product sales	34,333	46,746	12,413	26.6	110,924	145,859	34,935	24.0
Gross profit	18,245	17,748	497	2.8	62,077	57,120	4,957	8.7
Selling, general and administrative expenses	5,162	4,970	(192)	(3.9)	15,380	15,364	(16)	(0.1)
Depreciation and amortization	2,266	2,308	42	1.8	6,986	6,861	(125)	(1.8)
Operating income	10,817	10,470	347	3.3	39,711	34,895	4,816	13.8
Interest expense, net(1)	(1,824)	(1,589)	(235)	(14.8)	(5,573)	(5,267)	(306)	(5.8)
Other expense	(172)	(42)	(130)	NM	(432)	(181)	(251)	(138.7)
Provision for income taxes	(3,687)	(3,590)	(97)	(2.7)	(13,287)	(11,709)	(1,578)	(13.5)
Net income(2)	5,134	5,249	(115)	(2.2)	20,419	17,738	2,681	15.1
Reconciliation of net income to EBITDA excluding non-cash items and cash provided by operating activities to Free Cash Flow:
Net income(2)	5,134	5,249			20,419	17,738
Interest expense, net(1)	1,824	1,589			5,573	5,267
Provision for income taxes	3,687	3,590			13,287	11,709
Depreciation and amortization	2,266	2,308			6,986	6,861
Other non-cash (income) expenses	(212)	453			(823)	1,585
EBITDA excluding non-cash items	12,699	13,189	(490)	(3.7)	45,442	43,160	2,282	5.3
EBITDA excluding non-cash items	12,699	13,189			45,442	43,160
Interest expense, net(1)	(1,824)	(1,589)			(5,573)	(5,267)
Adjustments to derivative instruments recorded in interest expense(1)	6	(203)			137	(57)
Amortization of debt financing costs(1)	121	121			362	360
Provision for income taxes, net of changes in deferred taxes	—	4,674			—	(662)
Pension contribution	—	(5,825)			—	(6,960)
Changes in working capital	6,012	1,703			5,366	(2,074)
Cash provided by operating activities	17,014	12,070			45,734	28,500
Changes in working capital	(6,012)	(1,703)			(5,366)	2,074
Maintenance capital expenditures	(1,881)	(1,821)			(4,640)	(5,612)
Free cash flow	9,121	8,546	575	6.7	35,728	24,962	10,766	43.1

NM — Not meaningful

(1)	Interest expense, net, includes adjustments to derivative instruments related to interest rate swaps and non-cash amortization of deferred financing fees.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.

Gross Profit and Operating Income

Volume of gas sold increased by 0.1% and 2.5% for the quarter and nine months ended September 30, 2015 compared with the quarter and nine months ended September 30, 2014, respectively. On an underlying basis, adjusting for changes in customer inventory primarily related to the timing of foreign shipments, volume of gas sold remained unchanged for the quarter ended September 30, 2015 and increased by 2.2% for the nine months ended September 30, 2015. Gross profit per therm, excluding the impact of unrealized gains and losses on commodity hedges, declined slightly for the quarter ended September 30, 2015 and increased 5.7% for the nine months ended September 30, 2015. Throughout 2015, the business significantly increased its supply of propane from off-island sources and, effective October 1st, declined to renew its contract with Hawaii Independent Energy.

Results of Operations: Hawaii Gas – (continued)

Selling, general and administrative expenses for the quarter ended September 30, 2015 increased as a result of additional legal costs associated with proceedings related to the proposed transaction between Hawaiian Electric Industries and NextEra Energy, and progressing the business’ Liquefied Natural Gas (“LNG”) program.

In October 2014, the business filed an application with the Hawaii Public Utilities Commission, (“HPUC”) seeking approval to invest $12.8 million in its utility business for a smaller-scale containerized LNG import project to provide natural gas as a replacement for up to 30% of its synthetic natural gas demand. In the quarter ended June 30, 2015, the Consumer Advocate issued its Statement of Position recommending that the HPUC approve the application, with conditions, and the docket is now before the HPUC for a final ruling.

Hawaii Gas continues to work with stakeholders throughout the state regarding a scalable statewide LNG import, storage and distribution program to supply multiple end markets including power generation and ground and marine transportation. In November 2014, Hawaii Gas launched its Invitation to Bid to more than 55 companies with relevant experience in larger-scale bulk LNG. The business has selected final round bidders and expects to award a contract by year end.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $598,000 and $1.9 million for the quarter and nine months ended September 30, 2015, respectively, and losses on derivative instruments of $324,000 and $1.6 million for the quarter and nine months ended September 30, 2014, respectively. Excluding the derivative adjustments, interest expense was flat for the quarter and nine months ended September 30, 2015 compared with the quarter and nine months ended September 30, 2014. The weighted average interest rate on all outstanding debt facilities, including any interest rate swaps, was 3.63% at September 30, 2015. Cash interest paid totaled $2.7 million and $6.1 million for the quarter and nine months ended September 30, 2015, respectively, and $2.8 million and $6.1 million for the quarter and nine months ended September 30, 2014, respectively.

Income Taxes

The federal taxable income generated by Hawaii Gas is filed as part of our consolidated federal income tax return and is subject to Hawaii state income taxes on a stand-alone basis. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business. For the year ending December 31, 2015, the business does not expect to incur state or current federal income tax liabilities. Any future current federal taxable income attributable to Hawaii Gas may be offset in consolidation with the application of MIC’s NOLs.

Maintenance Capital Expenditures

For the nine months ended September 30, 2015, Hawaii Gas incurred maintenance capital expenditures of $4.6 million and $8.0 million on an accrual basis and cash basis, respectively, compared with $5.6 million and $7.0 million on an accrual basis and cash basis, respectively, for the nine months ended September 30, 2014. Maintenance capital expenditures for the periods presented were primarily for transmission line modifications and vehicle replacements.

Results of Operations: Corporate and Other

The financial results below reflect Corporate and Other’s performance during the periods below.

	Quarter Ended September 30,		Change Favorable/ (Unfavorable)		Nine Months Ended September 30,		Change Favorable/ (Unfavorable)
	2015	2014			2015	2014
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Fees to manager-related party	18,118	130,501	112,383	86.1	337,950	153,990	(183,960)	(119.5)
Selling, general and administrative expenses	2,021	8,860	6,839	77.2	8,660	12,139	3,479	28.7
Operating loss	(20,139)	(139,361)	119,222	85.5	(346,610)	(166,129)	(180,481)	(108.6)
Interest expense, net(1)	(3,868)	(2,727)	(1,141)	(41.8)	(10,827)	(2,658)	(8,169)	NM
Gain from acquisition/divestiture of businesses(2)	—	1,027,054	(1,027,054)	(100.0)	—	1,027,054	(1,027,054)	(100.0)
Other income	686	—	686	NM	686	—	686	NM
Benefit for income taxes	9,721	73,305	(63,584)	(86.7)	141,384	77,438	63,946	82.6
Noncontrolling interest	—	(493)	493	100.0	—	(1,428)	1,428	100.0
Net (loss) income(3)	(13,600)	957,778	(971,378)	(101.4)	(215,367)	934,277	(1,149,644)	(123.1)
Reconciliation of net (loss) income to EBITDA excluding non-cash items and cash used in operating activities to Free Cash Flow:
Net (loss) income(3)	(13,600)	957,778			(215,367)	934,277
Interest expense, net(1)	3,868	2,727			10,827	2,658
Benefit for income taxes	(9,721)	(73,305)			(141,384)	(77,438)
Fees to manager-related party(4)	18,118	130,501			337,950	153,990
Gain from acquisition/divestiture of businesses(2)	—	(1,027,181)			—	(1,027,181)
Other non-cash expense	188	681			563	1,991
EBITDA excluding non-cash items	(1,147)	(8,799)	7,652	87.0	(7,411)	(11,703)	4,292	36.7
EBITDA excluding non-cash items	(1,147)	(8,799)			(7,411)	(11,703)
Interest expense, net(1)	(3,868)	(2,727)			(10,827)	(2,658)
Amortization of debt financing costs(1)	596	457			1,730	457
Benefit for income taxes, net of changes in deferred taxes	163	(3,939)			454	601
Changes in working capital(4)	(71,684)	6,478			(71,324)	2,990
Cash used in operating activities	(75,940)	(8,530)			(87,378)	(10,313)
Changes in working capital(4)	71,684	(6,478)			71,324	(2,990)
Free cash flow	(4,256)	(15,008)	10,752	71.6	(16,054)	(13,303)	(2,751)	(20.7)

NM — Not meaningful

(1)	Interest expense, net, includes non-cash amortization of deferred financing fees.
(2)	Represents the gain from the remeasuring to fair value of our previous 50% ownership of IMTT and the gain recognized on the sale of the district energy business. See “Results of Operations — Consolidated” for further discussions.
(3)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.
(4)	In July 2015, our Board requested, and our Manager agreed, that $67.8 million of the performance fee for the quarter ended June 30, 2015 be settled in cash in July 2015 to minimize dilution. The remainder of the fee will be reinvested in our shares in July 2016 using the June 2016 monthly volume weighted average price. In October 2014, our Board requested, and our Manager agreed, that $65.0 million of the performance fee for the quarter ended September 30, 2014 be settled in cash using the proceeds from the sale of the district energy business to minimize dilution. The remainder of the fee of $51.6 million was reinvested in additional shares of MIC.

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

	For the Quarter Ended September 30, 2015						Contracted Power and Energy 100%
	IMTT 100%(1)	Atlantic Aviation	Contracted Power and Energy(2)	Hawaii Gas	MIC Corporate	Proportionately Combined(3)
Gross profit	79,446	102,028	33,910	18,245	N/A	233,629	36,602
EBITDA excluding non-cash items	72,861	50,603	25,270	12,699	(1,147)	160,286	27,692
Free cash flow	50,610	36,271	1,040	9,121	(4,256)	92,786	2,577

	For the Quarter Ended September 30, 2014							IMTT 100%(5)	Contracted Power and Energy 100%
	IMTT 50%(4)	IMTT 100%(1)	Atlantic Aviation	Contracted Power and Energy(2)	Hawaii Gas	MIC Corporate	Proportionately Combined(3)
Gross profit	4,708	63,414	93,437	4,998	17,748	N/A	184,305	72,830	7,748
EBITDA excluding non-cash items	4,258	52,836	44,285	4,316	13,189	(8,799)	110,085	61,352	7,546
Free cash flow	(6,203)	26,367	33,762	2,435	8,546	(15,008)	49,899	13,962	4,645

	For the Nine Months Ended September 30, 2015						Contracted Power and Energy 100%
	IMTT 100%(1)	Atlantic Aviation	Contracted Power and Energy(2)	Hawaii Gas	MIC Corporate	Proportionately Combined(3)
Gross profit	245,248	308,203	68,977	62,077	N/A	684,505	76,772
EBITDA excluding non-cash items	226,913	155,568	42,520	45,442	(7,411)	463,032	49,422
Free cash flow	146,685	119,927	5,496	35,728	(16,054)	291,782	9,607

	For the Nine Months Ended September 30, 2014							IMTT 100%(5)	Contracted Power and Energy 100%
	IMTT 50%(4)	IMTT 100%(1)	Atlantic Aviation	Contracted Power and Energy(2)	Hawaii Gas	MIC Corporate	Proportionately Combined(3)
Gross profit	85,727	63,414	267,106	14,245	57,120	N/A	487,612	234,867	22,558
EBITDA excluding non-cash items	78,712	52,836	123,737	12,738	43,160	(11,703)	299,480	210,260	22,066
Free cash flow	31,324	26,367	95,993	6,175	24,962	(13,303)	171,518	89,015	11,468

N/A — Not applicable.

(1)	Represents our 100% ownership interest in IMTT subsequent to July 16, 2014. IMTT owns 66.7% of its Quebec marine terminal in Canada. The remainder is owned by one other party. IMTT consolidates the results of the Quebec terminal in its financial statements and adjusts the portion that it does not own through noncontrolling interest. The above table shows 100% of IMTT, including the 33.3% portion of the Quebec terminal that it does not own, which is not significant. Both MIC’s and IMTT’s EBITDA excluding non-cash items and Free Cash Flow reflects 100% of the results of the Quebec terminal.
(2)	Proportionately combined Free Cash Flow for Contracted Power and Energy is equal to MIC's controlling ownership interest in its solar and wind power generation businesses and the district energy business, up to August 21, 2014, date of sale. As of April 1, 2015, Contracted Power and Energy also includes 100% of BEC, a gas-fired power generation facility.

(3)	Proportionately combined Free Cash Flow is equal to the sum of Free Cash Flow attributable to MIC's ownership interest in each of its operating businesses and MIC Corporate.
(4)	Our proportionate interest in IMTT prior to the acquisition of the remaining 50% interest on July 16, 2014.
(5)	Represents 100% of IMTT as a stand-alone business.

Liquidity and Capital Resources

General

Our primary cash requirements include normal operating expenses, debt service, debt principal payments, payments of dividends and capital expenditures. Our primary source of cash is operating activities, although we may draw on credit facilities for capital expenditures, issue additional shares or sell assets to generate cash.

At September 30, 2015, our consolidated debt outstanding totaled $2,826.3 million, our consolidated cash balance totaled $110.3 million and consolidated total available capacity under our revolving credit facilities totaled $1,165.0 million.

The following table shows MIC’s proportionate ownership interest of debt profile at September 30, 2015 ($ in thousands).

Business	Debt	Weighted Average Remaining Life (in years)	Balance Outstanding(1)	Weighted Average Rate(2)
MIC		3.8
	Convertible Senior Notes		$349,975	2.88%
IMTT(3)		8.8
	Senior Notes		600,000	3.97%
	Tax-Exempt Bonds		508,975	2.79%
Atlantic Aviation(4)		4.7
	Term Loan		602,038	4.63%
CP&E
	Renewables	15.4	215,716	4.76%
	BEC	6.9	273,500	3.91%
Hawaii Gas		4.6
	Term Loan		80,000	2.89%
	Senior Notes		100,000	4.22%
Total		7.3	$2,730,204	3.79%

(1)	Proportionate to MIC's ownership interest.
(2)	Reflects annualized interest rate on all facilities including interest rate hedges.
(3)	Excludes loans from prior owners of $18.9 million.
(4)	Excludes $4.3 million of stand-alone debt facilities used to fund construction at certain FBOs.

Liquidity and Capital Resources – (continued)

At September 30, 2015, the revolving credit facilities of each of our businesses remained undrawn. The following tables shows the profile of each revolving credit facilities at our businesses ($ in thousands).

Business	Debt	Remaining Life (in years)	Undrawn Amount	Interest Rate(1)
MIC	Revolving Facility	3.8	$410,000	LIBOR + 1.750%
IMTT	USD Revolving Facility	4.6	550,000	LIBOR + 1.625%
	CAD Revolving Facility	4.6	50,000	Bankers' Acceptance Rate + 1.625%
Atlantic Aviation	Revolving Facility	2.7	70,000	LIBOR + 2.500%
CP&E-BEC	Revolving Facility	6.9	25,000	LIBOR + 2.125%
Hawaii Gas	Revolving Facility	1.9	60,000	LIBOR + 1.500%
Total		4.1	$1,165,000

(1)	Excludes commitment fees.

We will, in general, apply available cash to the repayment of revolving debt balances as a means of minimizing interest expense and draw on those facilities to fund growth projects and for general corporate purposes.

We use revolving credit facilities at each of our operating companies and the holding company as a means of maintaining access to sufficient liquidity to meet future requirements, managing interest expense and funding growth projects. We base our assessment of the sufficiency of our liquidity and capital resources on the assumptions that:

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

We are capitalized in part using floating rate bank debt with a medium-term maturity of between five and seven years. We hedge a portion of the floating rate exposure for the majority of the term of these facilities using interest rate derivative instruments.

We also use longer dated private placement debt and other forms of capital, including bank, bond or hybrid debt instruments to capitalize our businesses. In general, the debt facilities at our businesses are non-recourse to the holding company and there are no cross-collateralization or cross-guarantee provisions in these facilities.

The following section discusses our sources and uses of cash on a consolidated basis. All intercompany activities such as corporate allocations, capital contributions to our businesses and distributions from our businesses have been excluded from the tables as these transactions are eliminated on consolidation.

Analysis of Consolidated Historical Cash Flows from Operations

	Nine Months Ended September 30,		Change Favorable/ (Unfavorable)
	2015	2014
($ In Thousands)	$	$	$	%
Cash provided by operating activities	254,919	194,363	60,556	31.2
Cash used in investing activities	(322,356)	(945,690)	623,334	65.9
Cash provided by financing activities	130,449	555,374	(424,925)	(76.5)

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

The increase in consolidated cash provided by operating activities for the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014 was primarily due to:

•	the consolidation of IMTT results on July 16, 2014;
•	improved EBITDA excluding non-cash items; and
•	pension contributions made in 2014; partially offset by
•	the cash portion of the performance fee related to the quarter ended June 30, 2015 paid compared with the cash portion of the performance fee related to the quarter ended September 30, 2014 payable;
•	interest rate swap breakage fees paid; and
•	increase in cash interest expense.

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

The decrease in consolidated cash used in investing activities for the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014 was primarily due to:

•	acquisitions related to IMTT and Galaxy FBOs in 2014; partially offset by
•	proceeds from the sale of district energy business in 2014;
•	the acquisition of BEC on April 1, 2015; and
•	the consolidation of IMTT’s capital expenditures and distributions to MIC that were previously accounted for using the equity method.

Growth Capital Expenditures

We invested $62.5 million and $65.4 million of growth capital expenditures in our existing businesses during the nine months ended September 30, 2015 and 2014, respectively.

Liquidity and Capital Resources – (continued)

We continuously evaluate opportunities to deploy capital in both growth projects and in acquisitions of additional businesses, whether through our existing businesses or in new lines of business. These opportunities may be significant, such as our recent acquisition of the remaining 50% interest in IMTT, or they may be incremental and not individually significant, such as our acquisitions of BEC in April 2015 and a single FBO in January 2015. In aggregate, we anticipate deploying between $225.0 million and $250.0 million in these types of activities in 2015.

In addition, we maintain a backlog of projects that we expect to complete in subsequent periods. We consider projects to be a part of our backlog when we have committed to the deployment of capital for the underlying project, and have, where relevant, received all requisite approvals/authorizations for the deployment of such capital. The inclusion of a project in our backlog does not guarantee that the project will commence, be completed or ultimately generate revenue. As of September 30, 2015, our backlog includes and we anticipate deploying approximately $180.0 million of growth capital in 2016 and 2017.

IMTT currently leases land to a third party on which it operates a 171 megawatt power generation plant. The lease expires in 2018, and we have notified the third party that we will not be renewing the lease and offered to buy out the remaining lease term. Following the reversion of control of the site to IMTT, MIC anticipates investing substantial capital over the medium term to develop or redevelop the site in a manner that could be an important growth component of the CP&E segment.

Financing Activities

The drivers of cash provided by financing activities primarily include new equity issuance and debt issuance related to acquisitions and capital expenditures. The drivers of cash used in financing activities primarily include repayment of debt principal balances on maturing debt and dividends to our shareholders.

The decrease in consolidated cash provided by financing activities for the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014 was primarily due to:

•	cash proceeds, net of fees, from the July 2014 equity and convertible senior notes offerings used to partially fund the IMTT Acquisition, partially offset by cash proceeds, net of fees, from the issuance of equity in March 2015 which was used to fund a portion of the acquisition of BEC;
•	net repayment of term loan debt at BEC during 2015;
•	net borrowing at Atlantic Aviation to partially fund the Galaxy Acquisitions in April 2014; and
•	increase in dividends paid to shareholders during 2015; partially offset by
•	net borrowing on IMTT credit facilities upon refinancing its debt in May 2015 compared to net repayment on its previous outstanding revolver balance in 2014;
•	debt repayment at the district energy business prior to the sale of the business in 2014; and
•	decrease in distributions paid to noncontrolling interest in 2015.

On June 24, 2015, we entered into an equity distribution agreement for an At the Market Program (“ATM”) providing for the sale by the Company, from time to time, of shares of common stock having an aggregate gross offering price not to exceed $400.0 million. Through September 30, 2015, we sold 37,000 shares of common stock pursuant to the agreement for net proceeds of $3.0 million (after commissions and fees).

IMTT

On May 21, 2015, IMTT refinanced its existing debt, in part, with new senior notes, new revolving credit facilities and repurchased and reissued its portfolio of tax-exempt bonds. In conjunction with the refinancing, Standard and Poor’s and Fitch assigned IMTT an investment grade rating of BBB- with a stable outlook to the notes and the issuer. Concurrent with entering into these new facilities, the business paid $31.4 million in interest rate swap breakage fees associated with the termination of out-of-the-money interest rate swap contracts related to the prior debt facilities.

Liquidity and Capital Resources – (continued)

At September 30, 2015, IMTT had $1.1 billion of debt outstanding consisting of $600.0 million of senior notes, $509.0 million of tax-exempt bonds and $18.9 million of loans from prior owners. IMTT also has access to $600.0 million of revolving credit facilities. At September 30, 2015, the revolving credit facilities remained undrawn.

The weighted average interest rate on the outstanding debt facilities, including interest rate swaps, was 3.46% at September 30, 2015. Cash interest paid totaled $18.0 million, excluding interest rate swap breakage fees, and $30.5 million for the nine months ended September 30, 2015 and 2014, respectively.

At September 30, 2015, IMTT was in compliance with its financial covenants.

Atlantic Aviation

At September 30, 2015, Atlantic Aviation had total debt outstanding of $606.3 million comprising $602.0 million of senior secured, first lien term loan facilities and $4.3 million of stand-alone debt facilities used to fund construction of certain FBOs. Atlantic Aviation also has access to a $70.0 million senior secured, first lien revolving credit facility which remained undrawn. The weighted average interest rate on all outstanding debt facilities, including interest rate swaps, was 4.63% at September 30, 2015. Cash interest paid totaled $22.1 million and $20.6 million for the nine months ended September 30, 2015 and 2014, respectively.

At September 30, 2015, Atlantic Aviation was in compliance with its financial covenants.

CP&E

At September 30, 2015, the CP&E segment had $562.2 million in term loan debt outstanding. The weighted average interest rate on the term loan debt, including interest rate swaps, was 4.325% at September 30, 2015. Cash interest paid totaled $20.6 million, excluding interest rate swap breakage fees in relation to the repayment of BEC’s long-term debt facilities, and $9.9 million for the nine months ended September 30, 2015 and 2014, respectively.

On June 3, 2015, the wind power generation business located in Idaho amended its term loan facility to reduce its cost of borrowings. The margin on the floating interest rate decreased from 2.75% to 1.625% with all other terms remaining substantially unchanged. The floating interest rate on the amortizing debt balance has been fixed at a weighted average rate of 4.757% at September 30, 2015 using interest rate swap contracts.

In connection with the BEC acquisition, the business assumed $509.1 million of debt facilities that were fully repaid in July 2015. As part of the repayment, BEC paid $19.2 million in interest rate swap breakage fees associated with the termination of out-of-the-money interest rate swap contracts. In August 2015, BEC entered into new debt agreements and at September 30, 2015, had $273.5 million of term debt outstanding. The interest rate on the term loan facility was LIBOR plus 2.125% at September 30, 2015. The floating rate has been fixed at 1.786% for six years using interest rate swap contracts. BEC also entered into a $25.0 million revolving credit facility that bears interest at LIBOR plus 2.125%. The revolving credit facility remained undrawn at September 30, 2015.

At September 30, 2015, all of the CP&E businesses were in compliance with their respective financial covenants.

Hawaii Gas

At September 30, 2015, Hawaii Gas had total debt outstanding of $180.0 million in term loan and senior secured note borrowings and a revolving credit facility of $60.0 million that remained undrawn. The weighted average interest rate on the outstanding debt facilities, including the interest rate swap, was 3.63% at September 30, 2015. Cash interest paid totaled $6.1 million for each of the nine months ended September 30, 2015 and 2014.

At September 30, 2015, Hawaii Gas was in compliance with its financial covenants.

Liquidity and Capital Resources – (continued)

Hawaii Gas received binding commitments from lenders for the refinancing of its existing $80.0 million term loan and $60.0 million revolving credit facility. Closing of the facilities is subject to satisfaction of customary conditions including approval from the HPUC. The new, five-year facilities include a reduction in interest rates on the term loan and revolving credit facilities of 50bps and 25bps, respectively, compared with the prior facilities. The $80.0 million term loan will bear interest at a variable rate of LIBOR+1.75%. The variable rate component of the debt is expected to be hedged using interest rate swaps through the first four years of the facility. The revolving credit facility will bear interest at a variable rate of LIBOR+1.25% and will remain unhedged.

MIC Corporate

At September 30, 2015, we had $350.0 million in convertible senior notes outstanding that bear interest at 2.875%. During the quarter ended September 30, 2015, we increased the aggregate commitments under our MIC senior secured revolving credit facility from $360.0 million to $410.0 million with all terms remaining the same. The revolving credit facility bears interest at LIBOR plus 1.75%. We drew down $155.0 million on the revolving credit facility in April 2015 to partially fund the acquisition of BEC and subsequently repaid the outstanding balance in full in May 2015. In July 2015, we drew down $191.0 million, and together with cash on hand, fully repaid the outstanding balance of term loan debt at BEC. The outstanding balance was subsequently repaid in August 2015 and the revolving credit facility remained undrawn at September 30, 2015.

At September 30, 2015, MIC was in compliance with its financial covenants.

For a description of the material terms and debt covenants of MIC and its businesses, see Note 8, “Long-Term Debt”, in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Commitments and Contingencies

MIC

On May 1, 2015, MIC increased the aggregate commitments under its revolving credit facility from $250.0 million to $360.0 million, with all terms remaining the same, and subsequently, on August 25, 2015, MIC increased the commitments from $360.0 million to $410.0 million, with all terms remaining the same. At September 30, 2015, the MIC senior secured revolving credit facility remained undrawn.

BEC

On April 1, 2015, we funded the cash consideration of the purchase price for the BEC acquisition by drawing down $155.0 million on the MIC senior secured revolving credit facility and with cash on hand. The drawn balance on the MIC senior secured revolving credit facility was subsequently repaid in May 2015. In July 2015, we drew down $191.0 million on the MIC senior secured revolving credit facility, and together with cash on hand, fully repaid the outstanding balance of term loan debt at BEC. Concurrent with the repayment, BEC paid $19.2 million in interest rate swap breakage fees associated with the termination of out-of-the-money interest rate swap contracts.

On August 10, 2015, BEC entered into a seven-year, $275.0 million term loan facility and a seven-year, $25.0 million revolving credit facility, which is utilized for backing letters of credit supporting collateral and reserve requirements. A majority of the proceeds of the term loan were used to fully repay the outstanding balance under the MIC revolving credit facility. The interest rate on the term loan facility is LIBOR plus 2.125% at September 30, 2015. The floating rate has been fixed at 1.786% for six years using interest rate swap contracts.

Commitments and Contingencies – (continued)

IMTT

On May 21, 2015, IMTT entered into credit agreements that provide the business with a $325.0 million tranche of ten-year senior notes, a $275.0 million tranche of twelve-year senior notes and five-year $600.0 million revolving credit facilities. IMTT’s entire portfolio of $509.0 million of tax-exempt bond debt was repurchased and reissued with a seven year maturity. The floating rate on the tax-exempt bonds has been fixed using interest rate swap contracts. Concurrent with entering into these new facilities, the business paid $31.4 million in interest rate swap breakage fees associated with the termination of out-of-the-money interest rate swap contracts related to prior debt facilities.

Except as noted above, at September 30, 2015, there have been no material changes in our commitments and contingencies compared with our commitments and contingencies at December 31, 2014. At September 30, 2015, we did not have any material purchase obligations. For a discussion of our other future obligations, due by period, under the various contractual obligations, off-balance sheet arrangements and commitments, please see “Liquidity and Capital Resources — Commitments and Contingencies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on February 18, 2015.

At September 30, 2015, we did not have any material reserves for contingencies. We have other contingencies occurring in the normal course of business, including pending legal and administrative proceedings that are not reflected at this time as they are not ascertainable.

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

Critical Accounting Policies and Estimates

For critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and see Note 2, “Basis of Presentation”, in our Notes to Consolidated Condensed Financial Statements in Part I of this Form 10-Q for recently issued accounting standards. Our critical accounting policies and estimates have not changed materially from the description contained in our Annual Report, except for the reassessment of the useful lives for its contractual arrangements and leasehold and land improvements related to leases at certain airports to generally match these useful lives with the remaining lease terms plus extensions under Atlantic Aviation’s control. This change will generally accelerate depreciation and amortization expense at the affected sites.

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

Critical Accounting Policies and Estimates – (continued)

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

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control Over Financial Reporting

On July 16, 2014, we completed the acquisition of the remaining 50% interest in IMTT that we did not previously own and consolidated the financial results of IMTT effective as of such date. Prior to the acquisition, we had a 50% investment in IMTT, which was accounted for under the equity method, and we did not directly manage the day to day operations of IMTT. The Company is evaluating changes to processes, information technology systems and other components of internal controls over financial reporting as part of its ongoing integration activities, and as a result, controls will be periodically changed. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4, “Acquisitions and Disposition”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have not been any other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS
($ in Thousands, Except Share Data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$110,339	$48,014
Restricted cash	14,391	21,282
Accounts receivable, less allowance for doubtful accounts of $1,576 and $771, respectively	107,270	96,885
Inventories	31,249	28,080
Prepaid expenses	17,241	14,276
Deferred income taxes	25,412	25,412
Other	25,180	22,941
Total current assets	331,082	256,890
Property, equipment, land and leasehold improvements, net	4,028,269	3,362,585
Investment in unconsolidated business	8,609	9,773
Goodwill	2,020,125	1,996,259
Intangible assets, net	943,326	959,634
Deferred financing costs, net of accumulated amortization	49,015	32,037
Other	12,126	8,010
Total assets	$7,392,552	$6,625,188
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Due to manager-related party	$73,875	$4,858
Accounts payable	55,290	49,733
Accrued expenses	81,444	77,248
Current portion of long-term debt	33,174	27,655
Fair value of derivative instruments	20,911	32,111
Other	34,965	32,727
Total current liabilities	299,659	224,332
Long-term debt, net of current portion	2,793,136	2,364,866
Deferred income taxes	821,158	904,108
Fair value of derivative instruments	24,355	27,724
Tolling agreements – noncurrent	70,094	—
Other	142,724	133,990
Total liabilities	4,151,126	3,655,020
Commitments and contingencies	—	—

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS – (continued)
($ in Thousands, Except Share Data)

	September 30, 2015	December 31, 2014
	(Unaudited)
Stockholders’ equity:
Preferred stock ($0.001 par value; 100,000,000 authorized; no shares issued and outstanding at September 30, 2015)(1);	$—	$—
Special stock ($0.001 par value; 100 authorized; 100 shares issued and outstanding at September 30, 2015)(1);	—	—
Common stock ($0.001 par value; 500,000,000 authorized; 79,778,682 shares issued and outstanding at September 30, 2015)(1);	80	—
LLC interests (no par value; 71,089,590 LLC interests issued and outstanding at December 31, 2014)(1);	—	1,942,745
Additional paid in capital(1)	2,390,074	21,447
Accumulated other comprehensive loss	(26,084)	(21,550)
Retained earnings	703,061	844,521
Total stockholders’ equity	3,067,131	2,787,163
Noncontrolling interests	174,295	183,005
Total equity	3,241,426	2,970,168
Total liabilities and equity	$7,392,552	$6,625,188

(1)	See Note 9, “Stockholders’ Equity”, for discussions on preferred stock, special stock, common stock, LLC interests and additional paid in capital.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
($ in Thousands, Except Share and Per Share Data)

	Quarter Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenue
Service revenue	$319,827	$317,915	$973,638	$725,623
Product revenue	95,882	70,344	264,258	218,317
Financing and equipment lease income	—	379	—	1,836
Total revenue	415,709	388,638	1,237,896	945,776
Costs and expenses
Cost of services	138,353	158,476	420,187	386,927
Cost of product sales	41,035	47,815	125,409	148,651
Selling, general and administrative	73,901	77,497	225,618	189,797
Fees to manager-related party	18,118	130,501	337,950	153,990
Depreciation	53,070	35,958	162,293	60,540
Amortization of intangibles	17,783	11,369	83,656	29,590
Loss from customer contract termination	—	1,269	—	1,269
Loss on disposal of assets	323	20	972	886
Total operating expenses	342,583	462,905	1,356,085	971,650
Operating income (loss)	73,126	(74,267)	(118,189)	(25,874)
Other income (expense)
Dividend income	270	257	1,068	257
Interest income	21	10	34	105
Interest expense(1)	(54,761)	(16,566)	(108,624)	(48,522)
Loss on extinguishment of debt	—	(90)	—	(90)
Equity in earnings and amortization charges of investee	—	993	—	26,079
Gain from acquisition/divestiture of businesses(2)	—	1,027,054	—	1,027,054
Other income, net	825	821	2,296	3,078
Net income (loss) before income taxes	19,481	938,212	(223,415)	982,087
(Provision) benefit for income taxes(3)	(11,139)	52,462	77,725	38,491
Net income (loss)	$8,342	$990,674	$(145,690)	$1,020,578
Less: net loss attributable to noncontrolling interests	(2,296)	(319)	(4,230)	(481)
Net income (loss) attributable to MIC	$10,638	$990,993	$(141,460)	$1,021,059
Basic income (loss) per common stock attributable to MIC	$0.13	$14.57	$(1.83)	$16.92
Weighted average number of common stock outstanding: basic	79,625,436	68,005,171	77,364,257	60,354,086
Diluted income (loss) per common stock attributable to MIC	$0.13	$13.87	$(1.83)	$16.61
Weighted average number of common stock outstanding: diluted	80,343,329	71,517,497	77,364,257	61,546,181
Cash dividends declared per common stock	$1.13	$0.98	$3.31	$2.8675

(1)	Interest expense includes losses on derivative instruments of $30.1 million and $39.9 million for the quarter and nine months ended September 30, 2015, respectively. For the quarter and nine months ended September 30, 2014, interest expense includes gains on derivative instruments of $820,000 and losses on derivative instruments of $13.1 million, respectively, of which net losses of $348,000 and $856,000, respectively, were reclassified from accumulated other comprehensive loss.
(2)	Gain from acquisition/divestiture of businesses represents the gain of $948.1 million from IMTT Acquisition from the remeasuring to fair value of the Company’s previous 50% ownership interest and the gain of $78.9 million from the sale of the Company’s interest in the district energy business.
(3)	Includes $138,000 and $340,000 of benefit for income taxes from accumulated other comprehensive loss reclassifications for the quarter and nine months ended September 30, 2014, respectively.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
($ in Thousands)

	Quarter Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income (loss)	$8,342	$990,674	$(145,690)	$1,020,578
Other comprehensive (loss) income, net of taxes:
Reclassification of realized losses of derivatives into earnings(1)	—	315	—	636
Change in post-retirement benefit plans(2)	—	4,219	—	4,219
Translation adjustment(3)	(3,520)	(991)	(7,571)	(987)
Other comprehensive (loss) income	(3,520)	3,543	(7,571)	3,868
Comprehensive income (loss)	$4,822	$994,217	$(153,261)	$1,024,446
Less: comprehensive loss attributable to noncontrolling interests	(3,707)	(574)	(7,267)	(583)
Comprehensive income (loss) attributable to MIC	$8,529	$994,791	$(145,994)	$1,025,029

(1)	Reclassification of realized losses of derivatives is composed of (i) pre-tax derivative losses into interest expense of $348,000 and $856,000, respectively, and the related tax benefit of $138,000 and $340,000, respectively, recorded in the consolidated condensed statements of operations; and (ii) pre-tax derivative losses of $162,000 and $185,000, respectively, as an adjustment to investment in unconsolidated business and an adjustment to deferred taxes of $57,000 and $65,000, respectively, recorded in the consolidated condensed balance sheet for the quarter and nine months ended September 30, 2014, respectively. See Note 9, “Stockholders’ Equity” for further discussions.
(2)	Change in post-retirement benefit plans is presented net of taxes of $2.3 million for both the quarter and nine months ended September 30, 2014. See Note 9, “Stockholders’ Equity” for further discussions.
(3)	Translation adjustment is presented net of taxes of $1.4 million and $3.1 million for the quarter and nine months ended September 30, 2015, respectively. For the quarter and nine months ended September 30, 2014, translation adjustment is presented net of taxes of $407,000 and $405,000, respectively. See Note 9, “Stockholders’ Equity” for further discussions.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in Thousands)

	Nine Months Ended
	September 30, 2015	September 30, 2014
Operating activities
Net (loss) income	$(145,690)	$1,020,578
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	162,293	64,914
Amortization of intangible assets	83,656	29,590
Loss on disposal of assets	810	822
Loss from customer contract termination	—	1,269
Equity in earnings and amortization charges of investee	—	(26,079)
Equity distributions from investee	—	25,086
Gain from acquisition/divestiture of businesses	—	(1,027,181)
Amortization of debt financing costs	6,757	4,467
Loss on extinguishment of debt	—	90
Adjustments to derivative instruments	(36,079)	(3,937)
Fees to manager-related party	270,130	88,990
Equipment lease receivable, net	—	2,805
Deferred rent	668	293
Deferred taxes	(78,323)	(38,812)
Other non-cash expense, net	2,114	1,884
Changes in other assets and liabilities, net of acquisitions:
Restricted cash	765	28,481
Accounts receivable	(5,458)	(4,182)
Inventories	(843)	1,006
Prepaid expenses and other current assets	5,238	(3,089)
Due to manager-related party	(44)	64,998
Accounts payable and accrued expenses	(3,134)	14,933
Income taxes payable	(5,755)	(17,633)
Pension contribution	—	(26,960)
Other, net	(2,186)	(7,970)
Net cash provided by operating activities	254,919	194,363
Investing activities
Acquisitions of businesses and investments, net of cash acquired	(236,956)	(1,141,306)
Proceeds from sale of business, net of cash divested	—	265,295
Return of investment in unconsolidated business	—	12,564
Purchases of property and equipment	(97,066)	(81,912)
Change in restricted cash	10,559	—
Other, net	1,107	(331)
Net cash used in investing activities	(322,356)	(945,690)

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS – (continued)
(Unaudited)
($ in Thousands)

	Nine Months Ended
	September 30, 2015	September 30, 2014
Financing activities
Proceeds from long-term debt	$2,120,569	$196,884
Payment of long-term debt	(2,195,535)	(480,863)
Proceeds from the issuance of common stock	492,248	764,937
Dividends paid to common stockholders	(251,326)	(171,003)
Contributions received from noncontrolling interests	532	—
Distributions paid to noncontrolling interests	(1,848)	(61,397)
Offering and equity raise costs paid	(16,789)	(25,588)
Debt financing costs paid	(23,530)	(15,124)
Proceeds from the issuance of convertible senior notes	—	350,000
Change in restricted cash	8,008	(991)
Payment of capital lease obligations	(1,880)	(1,481)
Net cash provided by financing activities	130,449	555,374
Effect of exchange rate changes on cash and cash equivalents	(687)	(76)
Net change in cash and cash equivalents	62,325	(196,029)
Cash and cash equivalents, beginning of period	48,014	233,373
Cash and cash equivalents, end of period	$110,339	$37,344
Supplemental disclosures of cash flow information
Non-cash investing and financing activities:
Accrued equity offering costs	$16	$12
Accrued financing costs	$317	$7
Accrued purchases of property and equipment	$20,570	$10,585
Acquisition of equipment through capital leases	$398	$732
Issuance of common stock to manager	$201,067	$35,515
Issuance of common stock to independent directors	$750	$750
Issuance of shares for acquisition of business	$—	$115,000
Conversion of convertible senior notes to common stock	$25	$—
Conversion of LLC interests to common stock(1)	$79	$—
Conversion of LLC interests to additional paid in capital(1)	$2,428,334	$—
Conversion of construction loan to term loan	$—	$60,360
Distributions payable to noncontrolling interests	$568	$387
Taxes paid	$6,352	$17,955
Interest paid	$78,350	$45,399

(1)	See Note 9, “Stockholders’ Equity”, for discussion on presentation of common stock, LLC interests and additional paid in capital.

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

The Company owns, operates and invests in a diversified group of infrastructure businesses in the United States. Macquarie Infrastructure Management (USA) Inc. is the Company’s manager and is referred to in these financial statements as the Manager. The Manager is a wholly-owned subsidiary within the Macquarie Group of companies, which is comprised of Macquarie Group Limited and its subsidiaries and affiliates worldwide. Macquarie Group Limited is headquartered in Australia and is listed on the Australian Stock Exchange. MIC is a non-operating holding company with a Board of Directors and other corporate governance responsibilities. MIC, and MIC LLC prior to the Conversion, is treated as a corporation for tax purposes.

The Company owns its businesses through its direct wholly-owned subsidiary MIC Ohana Corporation, the successor to Macquarie Infrastructure Company Inc. pursuant to the Conversion on May 21, 2015. The Company’s businesses operate predominantly in the United States and consist of the following:

•	International-Matex Tank Terminals (“IMTT”): a bulk liquid terminals business that provides bulk liquid storage, handling and other services to third parties at ten marine terminals in the United States and two in Canada and is one of the larger participants in this industry in the U.S., based on storage capacity;
•	Atlantic Aviation: a network of aviation fixed-base operations (“FBOs”) that provide fuel, terminal, aircraft hangaring and other services primarily to owners and operators of general aviation (“GA”) aircraft on 69 airports in the U.S.;
•	Contracted Power and Energy (“CP&E”) Segment: controlling interests in solar, wind and gas-fired power generation facilities in the U.S.; and
•	Hawaii Gas: a gas energy company processing and distributing gas and providing related services to commercial, residential and governmental customers in Hawaii.

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

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

2. Basis of Presentation  – (continued)

The interim financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 18, 2015. Operating results for the quarter and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any future interim periods.

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

Recently Issued Accounting Standards

On September 25, 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments, which requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The ASU also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The standard must be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU. The Company will include appropriate disclosures related to adjustments to provision amounts in accordance with the standard when it adopts the provisions of this ASU.

On August 12, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the adoption date of ASU No. 2014-09, Revenue from Contracts with Customers, by one calendar year. ASU No. 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. With the deferral, the new standard is effective for the Company on January 1, 2018. Early application is permitted to the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet determined the effect of the standard on its ongoing financial reporting.

On July 22, 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation”. The ASU will not apply to inventories that are measured by using either the last-in, first-out (LIFO) method or the retail inventory method. The guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is allowed. The Company has not yet determined the effect of the standard on its ongoing financial reporting.

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

3. Income (Loss) per Share

Following is a reconciliation of the basic and diluted income (loss) per share computations:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income (loss) attributable to MIC	$10,638	$990,993	$(141,460)	$1,021,059
Interest expense attributable to convertible senior notes, net of taxes	—	1,169	—	1,169
Diluted net income (loss) attributable to MIC	$10,638	$992,162	$(141,460)	$1,022,228
Denominator:
Weighted average number of shares outstanding: basic	79,625,436	68,005,171	77,364,257	60,354,086
Dilutive effect of restricted stock unit grants	8,660	12,525	—	12,675
Dilutive effect of fees to manager-related party(1)	709,233	—	—	—
Dilutive effect of convertible senior notes	—	3,499,801	—	1,179,420
Weighted average number of shares outstanding: diluted	80,343,329	71,517,497	77,364,257	61,546,181
Income (loss) per share:
Basic income (loss) per share attributable to MIC	$0.13	$14.57	$(1.83)	$16.92
Diluted income (loss) per share attributable to MIC	$0.13	$13.87	$(1.83)	$16.61

(1)	Represents $67.8 million of the performance fee for the quarter ended June 30, 2015, which will be reinvested in shares by the Manager in July 2016. See Note 11, “Related Party Transactions” for further discussions.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

3. Income (Loss) per Share  – (continued)

The effect of potentially dilutive shares for the quarter ended September 30, 2015 is calculated assuming that (i) the 8,660 restricted stock unit grants provided to the independent directors on June 18, 2015, which will vest during the second quarter of 2016, had been fully converted to shares on the grant date and (ii) $67.8 million of the performance fee for the quarter ended June 30, 2015, which will be reinvested in shares by the Manager in July 2016, had been fully invested in shares in July 2015.

The effect of potentially dilutive shares for the quarter and nine months ended September 30, 2014 is calculated assuming that (i) the 12,525 restricted stock unit grants provided to the independent directors on May 21, 2014, which vested during the second quarter of 2015, had been fully converted to shares on the grant date and (ii) the convertible senior notes that were issued on July 15, 2014 had been fully converted into shares on that date. The effect of potentially dilutive shares for the nine months ended September 30, 2014 is also calculated assuming that the 12,910 restricted stock unit grants provided to the independent directors on May 20, 2013, which vested during the second quarter of 2014, had been fully converted into shares on the grant date.

The effect of potentially dilutive shares for the quarter ended September 30, 2015 and the 12,525 restricted stock unit grants provided to the independent directors on May 21, 2014, which vested during the second quarter of 2015, were anti-dilutive due to the Company’s net loss for the nine months ended September 30, 2015. In addition, the convertible senior notes that were issued on July 15, 2014 were anti-dilutive for the quarter and nine months ended September 30, 2015. As such, the following represents the weighted average potential dilutive shares of common stock that were excluded from the diluted income (loss) per share calculation:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Restricted stock unit grants	—	—	9,662	—
Fees to manager-related party(1)	—	—	239,009	—
Convertible senior notes	4,137,497	—	4,167,948	—
Total	4,137,497	—	4,416,619	—

(1)	Represents $67.8 million of the performance fee for the quarter ended June 30, 2015, which will be reinvested in shares by the Manager in July 2016. See Note 11, “Related Party Transactions” for further discussions.

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

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

4. Acquisitions  – (continued)

The acquisition has been accounted for as a business combination. Accordingly, the results of operations of BEC are included in the consolidated condensed statement of operations and as a component of the Company’s CP&E segment since April 1, 2015. The allocation of the purchase price for BEC’s assets acquired and liabilities assumed was as follows ($ in thousands):

Restricted cash	$12,440
Accounts receivable	5,471
Inventories	3,155
Prepaid expenses	1,835
Other current assets	479
Total current assets	23,380
Property, equipment and leasehold improvements	716,835
Intangible assets – contractual arrangements(1)	63,115
Goodwill(2)	27,965
Total assets acquired	$831,295
Accounts payable	$1,926
Accrued expenses	1,084
Current portion of long-term debt	5,250
Fair value of derivative instruments – current	6,196
Tolling agreements – current(3)	7,777
Other current liabilities	179
Total current liabilities	22,412
Long-term debt, net of current portion	503,827
Tolling agreements – noncurrent(3)	73,983
Fair value of derivative instruments – non-current	15,279
Other noncurrent liabilities	538
Total liabilities assumed	616,039
Net assets acquired	$215,256

(1)	Contractual arrangements are being amortized over a seventeen year period.
(2)	Goodwill is deductible for tax purposes.
(3)	Tolling agreements represent agreements with an off-taker where BEC agreed to sell 62.5% of its capacity, energy and ancillary services for fixed monthly tolling and capacity payments and monthly variable operation and maintenance fees (“O&M”). Fixed payments received under these contracts were below prevailing market rates at the date of acquisition. The difference between the present value of the fixed payments and the present value of the market rates at the date of acquisition is recorded as a liability on the consolidated condensed balance sheet as part of purchase accounting. This liability will be amortized over the weighted average life of the tolling agreements of approximately thirteen years.

The fair value of the acquired assets and liabilities assumed were determined using various valuation techniques, including the market, income and/or cost approaches. Had the acquisition occurred as of January 1, 2015, the consolidated results of operations would not have been materially different. For the nine months ended September 30, 2015, the Company incurred acquisition costs of approximately $9.3 million in connection with this acquisition, which are included in selling, general, and administrative expenses.

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

5. Property, Equipment, Land and Leasehold Improvements

Property, equipment, land and leasehold improvements at September 30, 2015 and December 31, 2014 consist of the following ($ in thousands):

	September 30, 2015	December 31, 2014
Land	$271,521	$272,110
Easements	131	131
Buildings	41,017	40,730
Leasehold and land improvements	563,761	439,962
Machinery and equipment	3,425,397	2,810,531
Furniture and fixtures	29,051	28,664
Construction in progress	143,344	72,241
	4,474,222	3,664,369
Less: accumulated depreciation	(445,953)	(301,784)
Property, equipment, land and leasehold improvements, net	$4,028,269	$3,362,585

As discussed in Note 4, “Acquisitions”, the Company acquired $716.8 million in property, equipment and leasehold improvements from the acquisition of BEC on April 1, 2015.

During the quarter ended March 31, 2015, Atlantic Aviation reassessed the useful lives of its leasehold and land improvements related to leases at certain airports to generally match these useful lives with the remaining lease terms plus extensions under Atlantic Aviation’s control. This change will generally accelerate depreciation expense at the affected sites. During the quarter ended March 31, 2015, as a result of this reassessment, the business performed an impairment analysis related to its leasehold and land improvements and recorded an impairment of $2.8 million, which was included in depreciation expense. The change in useful life also resulted in increased depreciation expense of $3.2 million for the nine months ended September 30, 2015.

In addition, during the quarter ended March 31, 2015, an impairment charge of $4.2 million was recorded due to a change in the current lease contract at one of the bases. This amount was included in depreciation expense.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

6. Intangible Assets

Intangible assets at September 30, 2015 and December 31, 2014 consist of the following ($ in thousands):

	September 30, 2015	December 31, 2014
Contractual arrangements	$893,640	$873,406
Non-compete agreements	9,665	9,665
Customer relationships	340,812	342,232
Leasehold rights	350	350
Trade names	16,091	16,091
Technology	8,760	8,760
	1,269,318	1,250,504
Less: accumulated amortization	(325,992)	(290,870)
Intangible assets, net	$943,326	$959,634

As discussed in Note 4, “Acquisitions”, the Company acquired $63.1 million in contractual arrangements from the acquisition of BEC on April 1, 2015.

During the quarter ended March 31, 2015, Atlantic Aviation reassessed the useful lives of its contractual arrangements related to leases at certain airports to generally match these useful lives with the remaining lease terms plus extensions under Atlantic Aviation’s control. This change will generally accelerate amortization expense at the affected sites. During the quarter ended March 31, 2015, as a result of this reassessment, the business performed an impairment analysis related to its contractual arrangements and recorded an impairment of $13.5 million, which was included in amortization expense. The change in useful life also resulted in increased amortization expense of $13.8 million for the nine months ended September 30, 2015.

In addition, during the quarter ended March 31, 2015, an impairment charge of $17.8 million was recorded due to a change in the current lease contract at one of the bases. This amount was included in amortization expense.

The goodwill balance as of September 30, 2015 is comprised of the following ($ in thousands):

Goodwill acquired in business combinations, net of disposals, at December 31, 2014	$2,120,424
Less: accumulated impairment charges	(123,200)
Less: other	(965)
Balance at December 31, 2014	1,996,259
Add: goodwill related to 2015 acquisitions	31,427
Less: purchase accounting adjustments related to 2014 acquisitions	(6,241)
Less: other	(1,320)
Balance at September 30, 2015	$2,020,125

The Company tests for goodwill impairment at the reporting unit level on an annual basis on October 1st of each year and between annual tests if a triggering event indicates impairment. There were no triggering events indicating impairment for the nine months ended September 30, 2015.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7. Long-Term Debt

At September 30, 2015 and December 31, 2014, the Company’s consolidated long-term debt comprised the following ($ in thousands):

	September 30, 2015	December 31, 2014
IMTT	$1,127,875	$953,061
Atlantic Aviation	606,291	611,328
CP&E	562,169	298,132
Hawaii Gas	180,000	180,000
MIC Corporate	349,975	350,000
Total	2,826,310	2,392,521
Less: current portion	(33,174)	(27,655)
Long-term portion	$2,793,136	$2,364,866

The total undrawn capacity on the revolving credit facilities at IMTT, Atlantic Aviation, CP&E, Hawaii Gas and MIC Corporate were $1.2 billion at September 30, 2015.

MIC Corporate

On April 1, 2015, the Company drew down $155.0 million on the MIC senior secured revolving credit facility to partially fund the BEC acquisition and subsequently repaid the amount in May 2015. In July 2015, the Company drew down $191.0 million, and together with cash on hand, fully repaid the outstanding balance of $251.5 million of term loan debt at BEC. The amount outstanding on the MIC senior secured revolving credit facility was subsequently repaid in August 2015. On May 1, 2015, MIC increased the aggregate commitments under its revolving credit facility from $250.0 million to $360.0 million, with all terms remaining the same, and subsequently, on August 25, 2015, MIC increased the commitments from $360.0 million to $410.0 million, with all terms remaining the same. At September 30, 2015, the MIC senior secured revolving credit facility remained undrawn.

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

IMTT

Effective May 21, 2015, ITT Holdings LLC (“ITT LLC”), a direct subsidiary of IMTT Holdings LLC and an indirect subsidiary of the Company, entered into a Credit Agreement (the “Credit Agreement”), among ITT LLC, IMTT — Quebec Inc. and IMTT — NTL, LTD. as Canadian borrowers, SunTrust Bank as administrative agent and the lenders thereto. The Credit Agreement provides for (a) a $550.0 million unsecured revolving credit facility for ITT LLC and (b) the Canadian dollar equivalent of a $50.0 million unsecured revolving credit facility for the Canadian borrowers. At September 30, 2015, the revolving credit facilities remained undrawn.

In addition, ITT LLC entered into a Note Purchase Agreement for the issuance of $325.0 million aggregate principal amount of 3.92% Guaranteed Senior Notes, Series A due 2025 (the “Series A Notes”) and $275.0 million aggregate principal amount of 4.02% of Guaranteed Senior Notes, Series B due 2027 (the “Series B Notes” and, together with the Series A Notes, the “Notes”). The Notes are unsecured. Proceeds of the Notes issuance and the revolving credit facility borrowings were used to repay all amounts under the

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7. Long-Term Debt  – (continued)

existing IMTT credit agreement and will be used to finance working capital needs, capital expenditures, acquisitions, dividends and distributions and for other general corporate purposes.

In connection with this refinancing, $509.0 million of IMTT’s outstanding Gulf Opportunity Zone Bonds (“GO Zone Bonds”) and New Jersey Economic Development Authority Bonds (“NJ Bonds” and, together with the Go Zone Bonds, the “Tax Exempt Bonds”) were repurchased. The GO Zone Bonds were reissued and sold to certain lenders under the Credit Agreement. The NJ Bonds were financed with a new issuance of tax exempt bonds and sold to certain lenders under the Credit Agreement. IMTT entered into interest rate swap contracts, maturing in June 2021, with a total notional amount of $361.1 million. These swaps hedge the floating LIBOR interest rate risk associated with the tax-exempt bonds for six years at 1.677%.

CP&E

On April 1, 2015, the Company acquired BEC and assumed $509.1 million of amortizing term loan debt maturing in August 2021. BEC also had a $30.0 million revolving credit facility maturing in August 2019. As of the date of the acquisition, $19.0 million of the revolving credit facility capacity was utilized for a letter of credit. Both the term loan facility and any drawn amounts under the revolving credit facility bear interest of LIBOR plus 4.0%, with a 1.0% LIBOR floor. BEC had interest rate swap contracts that partially hedged the floating interest rate exposure on the term loan at a fixed rate of 3.455% through December 31, 2016 with periodic step-ups through maturity. Through July 2015, the Company fully repaid the principal balance on the term loan debt. Concurrently, the Company paid $19.2 million in interest rate swap breakage fees associated with the termination of out-of-the money interest rate swap contracts.

On August 10, 2015, BEC entered into a seven-year, $275.0 million term loan facility and a seven-year, $25.0 million revolving credit facility. A majority of the proceeds of the term loan were used to fully repay the outstanding balance under the MIC senior secured revolving credit facility. The BEC revolving credit facility will be used primarily as backing for letters of credit supporting collateral and reserve requirements. The key terms of the term loan and revolving credit facility at September 30, 2015 are summarized in the table below.

Facility Terms	Term Financing	Revolving Credit Facility
Total Committed Amount	$275.0 million	$25.0 million
Amount Outstanding at September 30, 2015	$273.5 million	Undrawn
Maturity	August 10, 2022	August 10, 2022
Amortization	$10.0 million per annum paid in equal quarterly installments with the balance payable at maturity	—
Interest Rate	LIBOR plus 2.125% from August 2015 to August 2020;	LIBOR plus 2.125% from August 2015 to August 2020;
	and LIBOR plus 2.375% from August 2020 through maturity	and LIBOR plus 2.375% from August 2020 through maturity
Commitment fee	—	0.50% per annum
Collateral	First lien on all assets (subject to certain exceptions)	First lien on all assets (subject to certain exceptions)

Concurrently, BEC entered into amortizing interest rate swap contracts with an original notional of $275.0 million. These contracts are scheduled to amortize concurrently with the term loan debt and fix the floating LIBOR interest rate for six years at 1.786%.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7. Long-Term Debt  – (continued)

On June 3, 2015, the wind power generation facility located in Idaho amended its term loan facility to reduce the cost of borrowings. The margin on the floating interest rate decreased from 2.75% to 1.625% with all other terms remaining substantially unchanged. The floating interest rate on the amortizing debt balance has been fixed using interest rate swap contracts. A portion of the interest rate swap contracts were amended increasing the fixed rate by 0.20%. The weighted average rate fixed with the interest rate swap contracts and margin was 4.757% at September 30, 2015.

8. Derivative Instruments and Hedging Activities

Interest Rate Swap Contracts

The Company and certain of its businesses have in place variable-rate debt. Management believes that it is prudent to limit the variability of the business’ interest payments. To meet this objective, the Company enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk on a portion of its debt with a variable-rate component. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt for the portion of the debt that is swapped. At September 30, 2015, the Company had $2.8 billion of current and long-term debt, $1.5 billion of which was economically hedged with interest rate contracts, $1.2 billion fixed rate debt and $147.9 million of which was unhedged.

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

The following discussion represents new or amended interest rate swap contracts that were entered into during the nine months ended September 30, 2015.

On April 1, 2015, the Company acquired BEC and assumed $509.1 million of amortizing term loan debt and interest rate swaps with a fair value of $21.5 million maturing in August 2021. The term loan facility bears interest of LIBOR plus 4.0%, with a 1.0% LIBOR floor. The interest rates swaps partially hedged the floating interest rate exposure of the term loan at a fixed rate of 3.455% through December 31, 2016 with periodic step-ups through maturity. Through July 2015, the Company fully repaid the principal balance on the term loan debt. Concurrently, the Company paid $19.2 million in interest rate swap breakage fees associated with the termination of out-of-the money interest rate swap contracts.

As discussed in Note 7, “Long-Term Debt”, BEC entered into a seven year, $275.0 million term loan facility on August 10, 2015. The interest rate on this term loan facility floats at LIBOR plus 2.125% at September 30, 2015. Concurrently, BEC entered into amortizing interest rate swap contracts with an original notional of $275.0 million. These contracts are scheduled to amortize concurrently with the term loan debt and fix the floating LIBOR interest rate for six years at 1.786%.

On June 1, 2015, IMTT, as part of the IMTT refinancing in May 2015, entered into interest rate swap contracts, maturing in June 2021, with a total notional amount of $361.1 million. These swaps hedge the floating LIBOR interest rate risk associated with the tax-exempt bonds for six years at 1.677%. Concurrent with the refinancing, IMTT paid $31.4 million in interest rate swap breakage fees associated with the termination of out-of-the-money interest rate swap contracts related to prior debt facilities.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

8. Derivative Instruments and Hedging Activities  – (continued)

On June 3, 2015, the wind power generation facility located in Idaho amended its term loan facility to reduce the cost of borrowings. The margin on the floating interest rate decreased from 2.75% to 1.625% with all other terms remaining substantially unchanged. The floating interest rate on the amortizing debt balance has been fixed using interest rate swap contracts. A portion of the interest rate swap contracts were amended increasing the fixed rate by 0.20%. The weighted average rate fixed with the interest rate swap contracts and margin was 4.757% at September 30, 2015.

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

The Company’s fair value measurements of its derivative instruments, not designated as hedging instruments, and the related location of the assets and liabilities within the consolidated condensed balance sheets at September 30, 2015 and December 31, 2014 were as follows ($ in thousands):

	Assets (Liabilities) at Fair Value(1)
Balance Sheet Location	September 30, 2015	December 31, 2014
Fair value of derivative instruments – non-current assets(2)(3)	$619	$584
Total derivative contracts – assets(2)(3)	$619	$584
Fair value of derivative instruments – current liabilities(2)(3)	$(20,911)	$(32,111)
Fair value of derivative instruments – non-current liabilities(2)	(24,355)	(27,724)
Total derivative contracts – liabilities(2)(3)	$(45,266)	$(59,835)

(1)	Fair value measurements at reporting date were made using significant other observable inputs (“level 2”).
(2)	Derivative contracts include interest rate swaps.
(3)	Derivative contracts include commodity hedges.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

8. Derivative Instruments and Hedging Activities  – (continued)

The Company’s hedging activities, for derivative contracts not designed as hedging instruments, for the quarters and nine months ended September 30, 2015 and 2014 and the related location within the consolidated condensed statements of operations were as follows ($ in thousands):

Financial Statement Account	Amount of Gain (Loss) Recognized in Consolidated Condensed Statements of Operations
	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest expense – Interest rate cap	$—	$—	$—	$(1)
Interest expense – Interest rate swaps(1)	(30,044)	820	(39,876)	(13,130)
Cost of product sales – Commodity swaps	(149)	—	(1,119)	—
Total	$(30,193)	$820	$(40,995)	$(13,131)

(1)	Interest expense for the quarter and nine months ended September 30, 2014 includes gains on derivative instruments of $1.1 million and losses on derivative instruments of $12.3 million, respectively, and losses on interest rate swap contracts reclassified from accumulated other comprehensive loss of $348,000 and $856,000, respectively.

All of the Company’s derivative instruments are collateralized by the assets of the respective businesses.

9. Stockholders’ Equity

Classes of Stock

The Company is authorized to issue (i) 500,000,000 shares of common stock, par value $0.001 per share, (ii) 100 shares of special stock, par value $0.001 per share and (iii) 100,000,000 shares of preferred stock, par value $0.001 per share. At September 30, 2015, the Company had 79,778,682 shares of common stock issued and outstanding and 100 shares of special stock issued and outstanding. There was no preferred stock issued or outstanding at September 30, 2015. Each outstanding share of common stock of the Company is entitled to one vote on any matter with respect to which holders of shares are entitled to vote.

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

At the Market (“ATM”) Program

On June 24, 2015, the Company entered into an equity distribution agreement providing for the sale by the Company, from time to time, of shares of its common stock having an aggregate gross offering price of up to $400.0 million. Sales of shares, if any, will be made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering, which includes sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange. Under the terms of the equity distribution agreement, the Company may also sell shares to any

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Stockholders’ Equity  – (continued)

sales agent as principal for its own account. The Company is under no obligation to sell shares under the ATM Program. Through September 30, 2015, the Company sold 37,000 shares of common stock pursuant to the agreement for net proceeds of $3.0 million (after commissions and fees).

MIC Direct

The Company maintains a dividend reinvestment/direct share purchase program, named “MIC Direct”, that allows for the issuance of up to 1.0 million additional shares of common stock to participants in this program. At September 30, 2015, 978,437 shares of common stock remained unissued under MIC Direct. The Company may also choose to fill requests for reinvestment of dividends or share purchases through MIC Direct via open market purchases.

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

Accumulated Other Comprehensive Loss

The following represents the changes and balances to the components of accumulated other comprehensive loss for the nine months ended September 30, 2015 and 2014 ($ in thousands):

	Cash Flow Hedges, net of taxes(1)	Post-Retirement Benefit Plans, net of taxes(2)	Translation Adjustment, net of taxes(3)	Total Accumulated Other Comprehensive Loss, net of taxes	Noncontrolling Interests	Total Stockholders’ Accumulated Other Comprehensive Loss, net of taxes
Balance at December 31, 2013	$(636)	$(8,021)	$(46)	$(8,703)	$258	$(8,445)
Reclassification of realized losses of derivatives into earnings	636	—	—	636	(258)	378
Change in post-retirement benefit plan	—	4,219	—	4,219	—	4,219
Translation adjustment	—	—	(987)	(987)	360	(627)
Balance at September 30, 2014	$—	$(3,802)	$(1,033)	$(4,835)	$360	$(4,475)
Balance at December 31, 2014	$—	$(18,837)	$(4,859)	$(23,696)	$2,146	$(21,550)
Translation adjustment	—	—	(7,571)	(7,571)	3,037	(4,534)
Balance at September 30, 2015	$—	$(18,837)	$(12,430)	$(31,267)	$5,183	$(26,084)

(1)	For the nine months ended September 30, 2014, reclassification of realized losses of derivatives is composed of (i) pre-tax derivative losses into interest expense of $856,000 and the related tax benefit of $340,000 recorded in the consolidated condensed statement of operations; and (ii) pre-tax derivative losses of $185,000 as an adjustment to investment in unconsolidated business and an adjustment to deferred taxes of $65,000 recorded in the consolidated condensed balance sheet. For the quarter ended September 30, 2014, the Company wrote-off $162,000 for the amount related to the investment in

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
(2)	Change in post-retirement benefit plan represents write-off of the remaining balance of $6.5 million and the related taxes of $2.3 million previously accounted for under the equity method of accounting during the third quarter of 2014 related to the IMTT Acquisition. This write-off is recorded in gain from acquisition/divestiture of businesses in the consolidated condensed statement of operations.
(3)	Translation adjustment is presented net of taxes of $3.1 million for the nine months ended September 30, 2015. Translation adjustment of $1.4 million and its related taxes of $405,000 for the nine months ended September 30, 2014 includes a write-off of the remaining balance of $66,000 and the related taxes of $23,000 previously accounted for under the equity method of accounting during the third quarter of 2014 related to the IMTT Acquisition. This write-off is recorded in gain from acquisition/divestiture of businesses in the consolidated condensed statement of operations.

10. Reportable Segments

At September 30, 2015, the Company’s businesses consist of four reportable segments: IMTT, Atlantic Aviation, CP&E and Hawaii Gas. Prior to July 16, 2014, the Company had a 50% investment in IMTT, which was accounted for under the equity method of accounting. Effective July 16, 2014, the date of the IMTT Acquisition, the Company consolidated the financial results of IMTT and IMTT became a reportable segment.

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

	Quarter Ended September 30, 2014	Nine Months Ended September 30, 2014
Revenue	$409,575	$1,257,309
Net income attributable to MIC(1)	2,152	54,324

(1)	The tax rate used to calculate net income attributable to MIC was 35.0%.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

Financial information for IMTT’s business as a whole is presented below for periods prior to July 16, 2014, where the Company accounted for the investment in IMTT under the equity method of accounting ($ in thousands):

	As of, and for the
	Fifteen Days Ended July 15, 2014(1)	Period From January 1, 2014 through July 15, 2014(1)
Revenue	$20,937	$311,533
Net income	$2,512	$57,496
Interest expense, net	429	16,375
Provision for income taxes	1,708	38,265
Depreciation and amortization	3,002	40,922
Other non-cash expenses	865	4,366
EBITDA excluding non-cash items(2)	$8,516	$157,424
Capital expenditures paid	$5,975	$59,868
Property, equipment, land and leasehold improvements, net	1,289,245	1,289,245
Total assets	1,415,378	1,415,378

(1)	Amounts represent financial position of IMTT business prior to July 16, 2014, the date of the IMTT Acquisition.
(2)	EBITDA consists of earnings before interest, taxes, depreciation and amortization. Non-cash items that are excluded consist of impairments, derivative gains and losses and all other non-cash income and expense items.

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

Atlantic Aviation

Atlantic Aviation derives the majority of its revenues from fuel delivery services and from other airport services, including de-icing and aircraft hanger rental. All of the revenue of Atlantic Aviation is generated at airports in the U.S. At September 30, 2015, the business operates on 69 locations. Revenue from Atlantic Aviation is included in service revenue.

CP&E

The CP&E business segment derives revenue from the contracted power generation, comprised of solar, wind and gas-fired power generation facilities, and, through the date it was sold, the district energy business. Revenues from the solar, wind and gas-fired power generation facilities are included in product revenue and prior to August 21, 2014, the district energy business recorded revenues in service revenue and financing and equipment lease income. As of September 30, 2015, the Company has invested in five utility-scale solar photovoltaic power generation facilities, two wind power generation facilities and a gas-fired power generation facility located in the United States.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

The solar and wind power generation facilities have an aggregate generating capacity of 260 megawatts of wholesale electricity to utilities. These facilities sell substantially all of the electricity generated, subject to agreed upon pricing formulas, to electric utilities pursuant to long-term (typically 20 – 25 years) power purchase agreements (“PPAs”). These projects are held in LLCs, and are treated as partnerships for income tax purposes, with co-investors. The acquisition price on these projects can vary depending on, among other things, factors such as the size of the project, PPA contract terms, eligibility for tax incentives, debt package, operating cost structure and development stage. A completed project takes out all of the construction risk, testing and costs associated with construction contracts.

The Company has certain rights to make decisions over the management and operations of these solar and wind power generation facilities. The Company has determined that it is appropriate to consolidate these projects, with the co-investors’ interest reflected as “noncontrolling interest” in the consolidated condensed financial statements.

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

Hawaii Gas

Revenue is generated from the distribution and sales of synthetic natural gas (“SNG”), liquefied petroleum gas (“LPG”) and liquefied natural gas (“LNG”). Revenue is primarily a function of the volume of SNG, LPG and LNG consumed by customers and the price per thermal unit or gallon charged to customers. Because both SNG and LPG are derived from petroleum, revenue levels, without organic growth, will generally track global oil prices. Revenue from Hawaii Gas is included in product revenue.

All of the business segments are managed separately and management has chosen to organize the Company around the distinct products and services offered.

Selected information by segment is presented in the following tables. The tables include financial data of IMTT since July 16, 2014, subsequent to the IMTT Acquisition.

Revenue from external customers for the Company’s consolidated reportable segments was as follows ($ in thousands):

	Quarter Ended September 30, 2015
	IMTT	Atlantic Aviation	Contracted Power and Energy	Hawaii Gas	Total Reportable Segments
Service revenue	$135,436	$184,391	$—	$—	$319,827
Product revenue	—	—	43,304	52,578	95,882
Total revenue	$135,436	$184,391	$43,304	$52,578	$415,709

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

	Quarter Ended September 30, 2014
	IMTT(1)	Atlantic Aviation	Contracted Power and Energy	Hawaii Gas	Total Reportable Segments
Service revenue	$110,983	$197,980	$8,952	$—	$317,915
Product revenue	—	—	5,850	64,494	70,344
Financing and equipment lease income	—	—	379	—	379
Total revenue	$110,983	$197,980	$15,181	$64,494	$388,638

(1)	Represents IMTT results subsequent to July 16, 2014, the date of the IMTT Acquisition.

	Nine Months Ended September 30, 2015
	IMTT	Atlantic Aviation	Contracted Power and Energy	Hawaii Gas	Total Reportable Segments
Service revenue	$415,881	$557,757	$—	$—	$973,638
Product revenue	—	—	91,257	173,001	264,258
Total revenue	$415,881	$557,757	$91,257	$173,001	$1,237,896

	Nine Months Ended September 30, 2014
	IMTT(1)	Atlantic Aviation	Contracted Power and Energy	Hawaii Gas	Total Reportable Segments
Service revenue	$110,983	$585,153	$29,487	$—	$725,623
Product revenue	—	—	15,338	202,979	218,317
Financing and equipment lease income	—	—	1,836	—	1,836
Total revenue	$110,983	$585,153	$46,661	$202,979	$945,776

(1)	Represents IMTT results subsequent to July 16, 2014, the date of the IMTT Acquisition.

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

	Quarter Ended September 30, 2015
	IMTT	Atlantic Aviation	Contracted Power and Energy	Hawaii Gas	Total Reportable Segments
Net income (loss)	$11,589	$8,824	$(1,309)	$5,134	$24,238
Interest expense, net	19,045	13,436	16,567	1,824	50,872
Provision for income taxes	8,053	5,854	3,266	3,687	20,860
Depreciation	29,468	8,714	12,728	2,160	53,070
Amortization of intangibles	2,765	13,780	1,132	106	17,783
Loss on disposal of assets	—	262	—	—	262
Other non-cash expense (income)	1,941	(267)	(4,692)	(212)	(3,230)
EBITDA excluding non-cash items	$72,861	$50,603	$27,692	$12,699	$163,855

	Quarter Ended September 30, 2014
	IMTT(1)	Atlantic Aviation	Contracted Power and Energy	Hawaii Gas	Total Reportable Segments
Net income (loss)	$13,726	$13,751	$(572)	$5,249	$32,154
Interest expense, net	5,129	4,689	2,422	1,589	13,829
Provision for income taxes	7,823	9,231	199	3,590	20,843
Depreciation(2)	22,926	7,203	4,795	1,997	36,921
Amortization of intangibles	1,578	9,290	190	311	11,369
Loss on extinguishment of debt	—	—	90	—	90
Loss on disposal of assets	—	6	—	—	6
Loss from customer contract termination	—	—	1,269	—	1,269
Equity in loss of investee	—	—	68	—	68
Other non-cash expense (income)	1,654	115	(915)	453	1,307
EBITDA excluding non-cash items	$52,836	$44,285	$7,546	$13,189	$117,856

(1)	Represents IMTT results subsequent to July 16, 2014, the date of the IMTT Acquisition.
(2)	Depreciation includes depreciation expense for the district energy business, a component of the CP&E segment prior to the Company’s divestiture of the business on August 21, 2014, which was reported in cost of services in the consolidated condensed statements of operations.

	Nine Months Ended September 30, 2015
	IMTT	Atlantic Aviation	Contracted Power and Energy	Hawaii Gas	Total Reportable Segments
Net income (loss)	$52,959	$10,515	$(9,986)	$20,419	$73,907
Interest expense, net	32,214	32,126	27,850	5,573	97,763
Provision for income taxes	36,801	7,440	6,131	13,287	63,659
Depreciation	91,490	31,726	32,766	6,311	162,293
Amortization of intangibles	8,295	72,293	2,393	675	83,656
Loss on disposal of assets	—	810	—	—	810
Other non-cash expense (income)	5,154	658	(9,732)	(823)	(4,743)
EBITDA excluding non-cash items	$226,913	$155,568	$49,422	$45,442	$477,345

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

	Nine Months Ended September 30, 2014
	IMTT(1)	Atlantic Aviation	Contracted Power and Energy	Hawaii Gas	Total Reportable Segments
Net income (loss)	$13,726	$30,004	$(833)	$17,738	$60,635
Interest expense, net	5,129	27,606	7,757	5,267	45,759
Provision for income taxes	7,823	18,001	1,414	11,709	38,947
Depreciation(2)	22,926	20,794	15,268	5,926	64,914
Amortization of intangibles	1,578	26,239	838	935	29,590
Loss on extinguishment of debt	—	—	90	—	90
Loss on disposal of assets	—	822	—	—	822
Loss from customer contract termination	—	—	1,269	—	1,269
Equity in loss of investee	—	—	68	—	68
Other non-cash expense (income)	1,654	271	(3,805)	1,585	(295)
EBITDA excluding non-cash items	$52,836	$123,737	$22,066	$43,160	$241,799

(1)	Represents IMTT results subsequent to July 16, 2014, the date of the IMTT Acquisition.
(2)	Depreciation includes depreciation expense for the district energy business, a component of the CP&E segment prior to the Company’s divestiture of the business on August 21, 2014, which was reported in cost of services in the consolidated condensed statements of operations.

Reconciliation of total reportable segments’ EBITDA excluding non-cash items to consolidated net income (loss) before income taxes are as follows ($ in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total reportable segments EBITDA excluding non-cash items(1)	$163,855	$117,856	$477,345	$241,799
Interest income	21	10	34	105
Interest expense	(54,761)	(16,566)	(108,624)	(48,522)
Depreciation(2)	(53,070)	(36,921)	(162,293)	(64,914)
Amortization of intangibles	(17,783)	(11,369)	(83,656)	(29,590)
Loss on extinguishment of debt	—	(90)	—	(90)
Loss on disposal of assets	(262)	(6)	(810)	(822)
Loss from customer contract termination	—	(1,269)	—	(1,269)
Selling, general and administrative expenses – Corporate and Other	(2,021)	(8,860)	(8,660)	(12,139)
Fees to manager-related party	(18,118)	(130,501)	(337,950)	(153,990)
Gain from acquisition/divestiture of businesses	—	1,027,054	—	1,027,054
Equity in earnings and amortization charges of investee(1)	—	993	—	26,079
Other income (expense), net	1,620	(2,119)	1,199	(1,614)
Total consolidated net income (loss) before income taxes	$19,481	$938,212	$(223,415)	$982,087

(1)	For the quarter and nine months ended September 30, 2015 and from July 16, 2014 through September 30, 2014, total reportable segments’ EBITDA excluding non-cash items includes the results of IMTT’s EBITDA excluding non-cash items. Prior to July 16, 2014, the date of the IMTT Acquisition, MIC accounted for its 50% investment in IMTT under the equity method of accounting. As such, MIC’s

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

50% share of IMTT’s net income was reported in equity in earnings and amortization charges of investee in the above table for the period prior to July 16, 2014.
(2)	Depreciation includes depreciation expense for the district energy business, a component of the CP&E segment prior to the Company’s divestiture of the business on August 21, 2014, which was reported in cost of services in the consolidated condensed statements of operations.

Capital expenditures for the Company’s reportable segments were as follows ($ in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
IMTT	$27,056	$27,340	$47,275	$27,340
Atlantic Aviation	14,792	10,385	33,934	27,057
Contracted Power and Energy	417	3,762	725	15,162
Hawaii Gas	4,776	4,372	15,132	12,353
Total	$47,041	$45,859	$97,066	$81,912

Property, equipment, land and leasehold improvements, net, goodwill and total assets for the Company’s reportable segments as of September 30th were as follows ($ in thousands):

	Property, Equipment, Land and Leasehold Improvements, net		Goodwill		Total Assets
	2015	2014	2015	2014	2015	2014
IMTT	$2,222,068	$2,411,641	$1,411,028	$1,350,361	$4,044,488	$4,094,385
Atlantic Aviation	342,428	320,527	460,939	458,666	1,485,892	1,541,020
Contracted Power and Energy	1,257,512	289,331	27,965	—	1,418,650	336,651
Hawaii Gas	206,261	194,562	120,193	120,193	386,401	383,098
Total	$4,028,269	$3,216,061	$2,020,125	$1,929,220	$7,335,431	$6,355,154

Reconciliation of reportable segments’ total assets to consolidated total assets ($ in thousands):

	As of September 30,
	2015	2014
Total assets of reportable segments	$7,335,431	$6,355,154
Corporate and other	57,121	22,444
Total consolidated assets	$7,392,552	$6,377,598

11. Related Party Transactions

Management Services

At September 30, 2015 and December 31, 2014, the Manager held 5,280,686 and 4,667,105 shares, respectively, of the Company. Pursuant to the terms of the management services agreement, or Management Agreement, the Manager may sell these shares at any time. On May 27, 2015, the Manager sold 1,900,000 shares of the Company and received proceeds of $160.4 million, net of underwriting fees and expenses. Under the Management Agreement, the Manager, at its option, may reinvest performance fees and base management fees in shares of the Company.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

11. Related Party Transactions  – (continued)

Since January 1, 2014, the Company paid the Manager cash dividends on shares held for the following periods:

Declared	Period Covered	$ per Share	Record Date	Payable Date	Cash Paid to Manager (in thousands)
October 29, 2015	Third quarter 2015	$1.13	November 12, 2015	November 17, 2015	$(1)
July 30, 2015	Second quarter 2015	$1.11	August 13, 2015	August 18, 2015	$5,693
April 30, 2015	First quarter 2015	$1.07	May 14, 2015	May 19, 2015	$7,281
February 17, 2015	Fourth quarter 2014	$1.02	March 2, 2015	March 5, 2015	$4,905
October 27, 2014	Third quarter 2014	$0.98	November 10, 2014	November 13, 2014	$4,438
July 3, 2014	Second quarter 2014	$0.95	August 11, 2014	August 14, 2014	$3,402
April 28, 2014	First quarter 2014	$0.9375	May 12, 2014	May 15, 2014	$3,180
February 18, 2014	Fourth quarter 2013	$0.9125	March 3, 2014	March 6, 2014	$2,945

(1)	The amount of dividend payable to the Manager for the third quarter of 2015 will be determined on November 12, 2015, the record date.

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

In accordance with the Management Agreement, the Manager is entitled to a monthly base management fee based primarily on the Company’s market capitalization, and potentially a quarterly performance fee, based on the performance of the Company’s common stock relative to a U.S. utilities index. The Company incurred base management fees of $18.1 million and $53.6 million for the quarter and nine months ended September 30, 2015, respectively, and performance fees of $284.4 million for the nine months ended September 30, 2015 payable to the Manager. For the quarter and nine months ended September 30, 2014, the Company incurred base management fees of $13.9 million and $32.4 million, respectively, and performance fees of $116.6 million and $121.5 million, respectively, payable to the Manager. In all of these periods, excluding $67.8 million of the performance fee for the quarter ended June 30, 2015 and $65.0 million of the performance fee for the quarter ended September 30, 2014, the Manager elected to reinvest these fees in additional shares.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

11. Related Party Transactions  – (continued)

The unpaid portion of the base management fees and performance fees, if any, at the end of each reporting period is included in due to manager-related party in the consolidated condensed balance sheets. The following table shows the Manager’s election to reinvest its base management fees and performance fees, if any, in additional shares of the Company, except as noted:

Period	Base Management Fee Amount ($ in thousands)	Performance Fee Amount ($ in thousands)	Shares Issued
2015 Activities:
Third quarter 2015	$18,118	$—	226,914	(1)
Second quarter 2015	18,918	135,641	223,827	(2)
First quarter 2015	16,545	148,728	2,068,038
2014 Activities:
Fourth quarter 2014	$14,192	$—	208,122
Third quarter 2014	13,915	116,586	947,583	(3)
Second quarter 2014	9,535	4,960	243,329
First quarter 2014	8,994	—	164,546

(1)	The Manager elected to reinvest all of the monthly base management fees for the third quarter of 2015 in shares of MIC common stock. The Company issued 226,914 shares, of which 74,969 shares were issued in October 2015 for the September 2015 monthly base management fee.
(2)	In July 2015, the Board requested, and the Manager agreed, that $67.8 million of the performance fee for the quarter ended June 30, 2015 be settled in cash in July 2015 to minimize dilution. The remainder of the fee will be reinvested in shares in July 2016 using the June 2016 monthly volume weighted average price.
(3)	In October 2014, the Board requested, and the Manager agreed, that $65.0 million of the performance fee for the quarter ended September 30, 2014 be settled in cash using the proceeds from the sale of the district energy business to minimize dilution. The remainder of the fee of $51.6 million was reinvested in additional shares of MIC.

The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its base management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries, income taxes, audit and legal fees, acquisitions and dispositions and its compliance with applicable laws and regulations. During the quarter and nine months ended September 30, 2015, the Manager charged the Company $133,000 and $390,000, respectively, for reimbursement of out-of-pocket expenses compared with $186,000 and $394,000 for the quarter and nine months ended September 30, 2014, respectively. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in due to manager-related party in the consolidated condensed balance sheets.

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

On June 24, 2015, the Company commenced the ATM program where the Company may offer and sell shares of its common stock, par value $0.001 per share, from time to time having an aggregate gross offering price of up to $400.0 million. These sales, if any, will be made pursuant to the terms of an equity distribution agreement entered into between the Company and the sales agents, with MCUSA being one of the sales agents. Under the terms of the equity distribution agreement, the Company may also sell shares to any sales agent as principal for its own account at a price agreed upon at the time of the sale. For the quarter ended September 30, 2015, the Company did not engage MCUSA for such activities.

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

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

11. Related Party Transactions  – (continued)

Long-Term Debt and Derivatives

On April 1, 2015, in conjunction with the acquisition of BEC, the Company assumed the existing revolving credit facility, of which $7.5 million was committed by MIHI LLC. The Company also assumed interest rate swap contracts of which MBL was one of its counterparties. During the quarter and nine months ended September 30, 2015, the Company incurred and paid $3,000 and $8,000, respectively, in commitment fees to MIHI LLC for its portion of the revolving credit facility and during the quarter ended June 30, 2015, the Company paid $396,000 to MBL for interest in connection with the interest rate swap settlements. In connection with the repayment of the outstanding balance on BEC’s debt facilities, the Company paid $4.8 million in interest rate swap breakage fees associated with the termination of out-of-the money interest rate swap contracts to MBL.

Atlantic Aviation’s $70.0 million revolving credit facility is provided by various financial institutions, including MBL which provides $15.7 million. At September 30, 2015 and December 31, 2014, the revolving credit facility remained undrawn. For the quarter and nine months ended September 30, 2015, Atlantic Aviation incurred $29,000 and $85,000, respectively, in commitment fees related to MBL’s portion of the revolving credit facility, compared with $27,000 and $79,000 for the quarter and nine months ended September 30, 2014, respectively.

In July 2014, the Company entered into a credit agreement at the holding company that provides a five-year, $250.0 million senior secured first lien revolving credit facility, of which $50.0 million is committed by MIHI LLC. Upon closing, the Company paid MIHI LLC $250,000 in fees. As discussed in Note 7, “Long-Term Debt”, the Company increased the aggregate commitments under its revolving credit facility from $250.0 million to $410.0 million with all terms remaining the same during the nine months ended September 30, 2015. MIHI LLC’s commitment of $50.0 million remained unchanged.

During the quarter and nine months ended September 30, 2015, the Company incurred and paid $33,000 and $113,000, respectively, in interest expense related to MIHI LLC’s portion of the amounts drawn on the MIC revolving credit facility. For the quarter and nine months ended September 30, 2015 and the quarter ended September 30, 2014, the Company incurred $30,000, $88,000 and $29,000, respectively, in commitment fees related to MIHI LLC’s portion of the revolving credit facility. The Company had $31,000 and $36,000 payable in accrued interest at September 30, 2015 and December 31, 2014, respectively, in the consolidated condensed balance sheets related to these commitment fees. During the nine months ended September 30, 2015, the Company also incurred and paid $1,000 in LIBOR break fees to MIHI LLC for early repayment of the revolving credit facility.

Other Transactions

Macquarie, through the Macquarie Insurance Facility (“MIF”), has an aggregated insurance buying program. By combining the insurance premiums of Macquarie owned and managed funds, MIF has been able to deliver very competitive terms to businesses that participate in the facility. MIF earns a commission from the insurers. No payments were made to MIF by the Company during the nine months ended September 30, 2015 and 2014. In February 2015, the Company renewed its Directors and Officers liability insurance utilizing several of the MIF insurers.

IMTT, Atlantic Aviation, CP&E and Hawaii Gas purchase and renew property and casualty insurance coverage on an ongoing basis from insurance underwriters who then pay commissions to MIF. For the nine months ended September 30, 2015 and 2014, no payments were made directly to MIF for property and casualty insurance.

Macquarie Energy North America Trading, Inc., a subsidiary of Macquarie Group Limited, entered into contracts with IMTT to lease a total of 154,000 barrels of capacity during the quarter ended June 30, 2015, of which the contract for 56,000 barrels expired within the quarter ended June 30, 2015. The remaining contract

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

11. Related Party Transactions  – (continued)

for 98,000 barrels was outstanding for the quarter ended September 30, 2015. The revenue recognized pursuant to these agreements during the quarter and nine months ended September 30, 2015 was $176,000 and $388,000, respectively.

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

Atlantic Aviation entered into a copiers lease agreement with Macquarie Equipment Finance (“MEF”), an indirect subsidiary of Macquarie Group Limited. For the quarter ended March 31, 2015, Atlantic Aviation incurred $2,000, in lease expense on these copiers, compared with $6,000 and $18,000 for the quarter and nine months ended September 30, 2014. As of March 31, 2015, the contract with MEF expired and there were no amounts due to MEF.

Hawaii Gas entered into licensing agreements with Utility Service Partners, Inc. and America’s Water Heater Rentals, LLC, both indirect subsidiaries of Macquarie Group Limited, to enable these entities to offer products and services to Hawaii Gas’s customer base. No payments were made under these arrangements during the nine months ended September 30, 2015 and 2014.

In addition, the Company and several of its subsidiaries have entered into a licensing agreement with the Macquarie Group related to the use of the Macquarie name and trademark. The Macquarie Group does not charge the Company any fees for this license.

12. Income Taxes

The Company expects to incur a federal consolidated taxable loss for the year ending December 31, 2015, which will increase the net operating loss (“NOL”) carryforward. The Company believes that it will be able to utilize all of its federal prior year NOLs, which will begin to expire after 2021 and completely expire after 2034. During the quarter and nine months ended September 30, 2015, the Company recorded an increase of approximately $600,000 and $2.0 million, respectively, to the valuation allowance attributable to certain state NOLs.

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

14. Subsequent Events

Dividend

On October 29, 2015, the Board of Directors declared a dividend of $1.13 per share for the quarter ended September 30, 2015, which is expected to be paid on November 17, 2015 to holders of record on November 12, 2015.

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

MACQUARIE INFRASTRUCTURE CORPORATION (Registrant)
Dated: November 2, 2015	By: /s/ James Hooke Name: James Hooke Title: Chief Executive Officer
Dated: November 2, 2015	By: /s/ Liam Stewart Name: Liam Stewart Title: Chief Financial Officer

EXHIBIT INDEX

Number	Description
2.1	Plan of Conversion dated April 10, 2015 (incorporated by reference to Exhibit 2.1 of the Registrant’s Registration Statement Form S-4 (Reg. No. 333-202162).
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2015).
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2015).
10.1*	Second Incremental Amendment to Credit Agreement, dated as of August 25, 2015, among the Registrant, MIC Ohana Corporation (the “Guarantor”), JPMorgan Chase Bank, N.A. as administrative agent (the “Agent”) and Bank of America, N.A., as additional lender, to the Credit Agreement, dated as of July 7, 2014, among the Registrant, the Guarantor, the Agent and the lenders party thereto.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
101.0*	The following materials from the Quarterly Report on Form 10-Q of Macquarie Infrastructure Corporation for the quarter ended September 30, 2015, filed on November 2, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets as of September 30, 2015 (Unaudited) and December 31, 2014, (ii) the Consolidated Condensed Statements of Operations for the quarters and nine months ended September 30, 2015 and 2014 (Unaudited), (iii) the Consolidated Condensed Statements of Comprehensive Income (Loss) for the quarters and nine months ended September 30, 2015 and 2014 (Unaudited), (iv) the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (Unaudited) and (v) the Notes to Consolidated Condensed Financial Statements (Unaudited).

*	Filed herewith.
**	Furnished herewith.

E-1