Form 10-K
period 2015-12-31
Macquarie Infrastructure Corp
filed 2016-02-23
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ACTUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-32384

MACQUARIE INFRASTRUCTURE CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-2052503
(Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

125 West 55th Street
New York, New York 10019

(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code: (212) 231-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Exchange on Which Registered:
Common stock, par value $0.001 per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the outstanding shares of stock held by non-affiliates of Macquarie Infrastructure Corporation at June 30, 2015 was $6,127,906,408 based on the closing price on the New York Stock Exchange on that date. This calculation does not reflect a determination that persons are affiliates for any other purposes.

There were 80,084,457 shares of common stock, with $0.001 par value, outstanding at February 19, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to Macquarie Infrastructure Corporation’s Annual Meeting of Shareholders for fiscal year ended December 31, 2015, to be held May 18, 2016 is incorporated by reference in Part III to the extent described therein.

MACQUARIE INFRASTRUCTURE CORPORATION

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

Forward-looking statements in this report are subject to a number of risks and uncertainties, some of which are beyond our control, including, among other things:

•	changes in general economic, business or demographic conditions or trends in the United States or changes in the political environment, including changes in GDP, interest rates and inflation;
•	the ability to service, comply with the terms of and refinance at maturity our indebtedness, including due to dislocation in debt markets;
•	disruptions or other extraordinary or force majeure events and the ability to insure against losses resulting from such events or disruptions;
•	the regulatory environment, including U.S. energy policy, and the ability to estimate compliance costs, comply with any changes thereto, rates implemented by regulators, and the relationships and rights under and contracts with governmental agencies and authorities;
•	any event or occurrence that may limit our ability to pay or increase our dividend;
•	the ability to conclude a sufficient number of attractive growth projects, deploy growth capital in amounts consistent with our objectives in the prosecution of those and achieve targeted risk adjusted returns on any growth project;
•	sudden or extreme volatility in commodity prices;
•	changes in demand for chemical, petroleum and vegetable and animal oil products, the relative availability of tank storage capacity and the extent to which such products are imported or exported;
•	changes in patterns of commercial or general aviation (GA) air travel, including variations in customer demand;
•	technological innovations leading to changes in energy production, distribution and consumption patterns;
•	fluctuations in fuel costs, or the costs of supplies upon which our gas processing and distribution business is dependent, and the ability to recover increases in these costs from customers;
•	the ability to make alternate arrangements to account for any disruptions or shutdowns that may affect suppliers’ facilities or the operation of the barges upon which our gas processing and distribution business is dependent;
•	the ability to make, finance and integrate acquisitions or growth projects and the quality of financial information and systems of acquired entities;
•	the ability to implement operating and internal growth strategies;

•	environmental risks, including the impact of climate change and weather conditions;
•	the impact of weather events including potentially hurricanes, tornadoes and/or seasonal extremes;
•	changes in electricity or other energy costs, including natural gas pricing;
•	unplanned outages and/or failures of technical and mechanical systems;
•	payment of performance fees to the Manager, if any, that could reduce distributable cash if paid in cash or could dilute existing shareholders if satisfied with the issuance of shares;
•	changes in the current treatment of qualified dividend income and long-term capital gains under current U.S. federal income tax law and the qualification of income and gains for such treatment;
•	work interruptions or other labor stoppages;
•	the inability of principal off-takers in the contracted power businesses to take and/or pay for the energy supplied;
•	the Manager’s affiliation with the Macquarie Group or equity market sentiment, which may affect the market price of our shares;
•	the limited ability to remove the Manager for underperformance and the Manager’s right to resign;
•	unanticipated or unusual behavior of municipalities and states brought about by financial distress; and
•	the extent to which federal spending cuts reduce the U.S. military presence in Hawaii or flight activity at airports at which Atlantic Aviation operates.

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

In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward-looking statements. The forward-looking events discussed in this report may not occur. These forward-looking statements are made as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should, however, consult further disclosures we may make in future filings with the Securities and Exchange Commission (SEC).

Macquarie Infrastructure Corporation is not an authorized deposit-taking institution for the purposes of the Banking Act 1959 (Commonwealth of Australia) and its obligations do not represent deposits or other liabilities of Macquarie Bank Limited ABN 46 008 583 542 (MBL). MBL does not guarantee or otherwise provide assurance in respect of the obligations of Macquarie Infrastructure Corporation.

PART I

ITEM 1. BUSINESS

Macquarie Infrastructure Corporation is the successor to Macquarie Infrastructure Company LLC (MIC LLC) pursuant to the conversion (the Conversion) of MIC LLC from a Delaware limited liability company to a Delaware corporation on May 21, 2015. MIC LLC was formed on April 13, 2004. Except as otherwise specified, all references in this Form 10-K to “MIC”, “we”, “us” and “our” refer (i) from and after the time of the Conversion, to Macquarie Infrastructure Corporation and its subsidiaries and (ii) prior to the Conversion, to the predecessor MIC LLC and its subsidiaries. Except as otherwise specified, all references in this Form 10-K to “common stock” or “shares” refer (i) from and after the time of the Conversion, to common stock and (ii) prior to the Conversion, LLC interests. Macquarie Infrastructure Management (USA) Inc., which we refer to as our Manager, is part of the Macquarie Group, comprised of Macquarie Group Limited and its subsidiaries and affiliates worldwide.

MIC Level Strategy

Our corporate strategy is to own a diversified portfolio of businesses and grow shareholder dividends. We intend to achieve this by:

•	providing the optimal service while maintaining the highest safety, environmental and governance standards;
•	increasing the top-line through effective optimization of price, volume and margin;
•	effectively managing expenses within the businesses;
•	realizing the growth and cost synergies across our businesses;
•	prudently deploying capital to:
•	grow our existing businesses; and
•	develop and acquire additional businesses; and
•	optimizing capital structure and tax planning.

General

We own, operate and invest in a diversified group of businesses that provide services to other businesses, government agencies and individuals primarily in the U.S. The businesses we own and operate include:

•	International-Matex Tank Terminals (IMTT): a bulk liquid terminals business which provides bulk liquid storage, handling and other services to third parties at ten marine terminals in the United States and two in Canada;
•	Atlantic Aviation: a provider of fuel, terminal, aircraft hangaring and other services primarily to owners and operators of general aviation (GA) aircraft on 69 airports in the U.S.;
•	Contracted Power and Energy (CP&E) Segment: controlling interests in gas-fired, wind and solar power facilities in the U.S.; and
•	Hawaii Gas: a gas energy company processing and distributing gas and providing related services in Hawaii.

We buy, develop and invest in the growth of our businesses based on an assumption that we will own them indefinitely. It is neither our intent nor our expectation that we will divest of a business at a particular point in our ownership or as a result of having achieved certain targets, financial or otherwise. This view of ownership as a long-term relationship does not preclude sales of assets when we believe that we have either maximized the amount of value in the asset relative to our capability, or the asset is more highly valued by another owner. Since listing in December 2004, we have divested a total of approximately $360.0 million in assets including partial interests in several non-U.S. businesses, two businesses in the U.S. and several of the facilities owned and operated by our Atlantic Aviation business. In general, we have redeployed the proceeds of these asset sales in the development of our remaining businesses either through investment in growth projects or acquisitions of small, “bolt-on” operations consistent with our view of MIC as a long-term owner.

Deployment of growth capital has been and is expected to continue to be an important part of our strategy and the creation of shareholder value. Our sources of growth capital include the capital generated by our businesses but not distributed as a cash dividend, capital generated through the issuance of additional debt and/or equity securities, or, as noted above, the proceeds of sales of certain assets.

Since 2006, we have owned and operated businesses in the four lines in which we operate today, having acquired a 50% interest in IMTT in May 2006 and Hawaii Gas in June of that year. Since then, and excluding the investment in the second half of IMTT and our initial investment in Bayonne Energy Center (BEC), we have deployed over $2.4 billion in the expansion or improvement of, or bolt-on acquisitions on behalf of our businesses. Over time, we would expect to deploy growth capital of around $250.0 million per year in a combination of projects potentially spanning all of our businesses and bolt-on type acquisitions of smaller operations on behalf of those businesses where we have or may pursue a “roll-up” type strategy.

Importantly, we are not obligated to invest in the growth of any one business or segment. If the opportunities in any of our businesses or segments are insufficient or the returns are inadequate relative to our financial targets, we will seek to drive shareholder value through other means. In the extreme that could mean that in some years we invest very little in growth and focus instead on operational improvement — driving top line increases and/or managing expenses (or the rate of growth in expenses) down. Further, although we find value in diversification and the uncorrelated nature of the businesses in our current portfolio, ideally we would prefer to have a portfolio of five or six lines of business as we had following our initial public offering (IPO). However, we do not intend to pursue diversification for the sake of diversification if the opportunities are insufficient in number or the expected returns are inadequate relative to our financial hurdles.

Businesses

Our businesses, in general, are defined by a combination of the following characteristics:

•	ownership of long-lived, high-value physical assets that are difficult to replicate or substitute around;
•	opportunity to deploy growth capital within those businesses;
•	broadly consistent demand for their services;
•	scalability, such that relatively small amounts of growth can generate disproportionate increases in earnings before interest, taxes, depreciation and amortization (EBITDA);
•	the provision of basic, often essential services;
•	generally predictable maintenance capital expenditure requirements; and
•	generally favorable competitive positions, largely due to high barriers to entry, including:
•	high initial development and construction costs;
•	difficulty in obtaining suitable land on which to operate;
•	long-term concessions, leases or customer contracts; and
•	lack of immediate cost-effective alternatives for the services provided.

The different businesses that comprise our Company exhibit these above characteristics to different degrees at different times. For instance, GDP correlated businesses like Atlantic Aviation may exhibit more volatility during periods of economic downturn than businesses with substantially contracted revenue streams. While not every business that we own will meet all of the general criteria described above, we seek to own a diversified portfolio of businesses that possesses a balance of the characteristics described above.

In addition to the benefits associated with these characteristics, the revenues generated by most of our businesses generally can be expected to keep pace with historically normal rates of inflation. The price escalators built into many customer contracts, and the inflation and cost pass-through adjustments typically a part of pricing terms or provided for by the regulatory process to regulated businesses serve to insulate our businesses to a significant degree from the negative effects of inflation and commodity price risk. We sometimes employ hedging contracts in connection with our businesses’ floating rate debt and limited commodity price exposure.

Our existing businesses can be categorized as follows:

•	those with the majority of their revenues derived from contracts, such as:
•	at IMTT and the unregulated business at Hawaii Gas (1 – 5 years); and
•	in our CP&E segment (13 – 25 years);
•	those with regulated revenue such as the utility operations of Hawaii Gas; and
•	those with long-dated concessions, such as Atlantic Aviation, where revenue is derived on a per-use basis.

Our Manager

MIC is managed externally by Macquarie Infrastructure Management (USA) Inc. (MIMUSA or Manager). MIMUSA is a member of the Macquarie Group, a diversified international provider of financial, advisory and investment services. The Macquarie Group is headquartered in Sydney, Australia and is a global leader in management of infrastructure investment vehicles on behalf of third-party investors and advising on the acquisition, disposition and financing of infrastructure assets.

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

We pay MIMUSA a monthly base management fee based primarily on our market capitalization. Our Manager can also earn a performance fee if the quarterly total return to shareholders (capital appreciation plus dividends) is positive and exceeds the quarterly total return of a U.S. utilities index, both in the quarter and cumulatively. If payable, the performance fee is equal to 20% of the difference between the benchmark return and the return for our shareholders. The default method of settling both base management and performance fees is through the reinvestment of the fees in shares. The Manager’s election to invest its fees in shares can only change during a 20 trading day window following the Company’s earnings release. Any change would apply to fees paid thereafter.

Our Businesses

Use of Non-GAAP measures

As a result of our acquisition in July 2014 of the 50% of IMTT (IMTT Acquisition) that we did not previously own, we generally discuss the performance of our businesses on a consolidated basis on both an historical and prospective basis. However, where appropriate, we will continue to provide proportionately combined metrics where we believe such analysis will provide additional insight into the operations and performance of our businesses. Given the nature of the businesses we own and our varied ownership levels in these businesses, we believe that exclusive use of GAAP measures such as net income and cash from operating activities do not fully reflect all of the items that we consider in assessing the amount of cash generated by our businesses.

We note that proportionately combined metrics used by us may be calculated in a different manner by other companies and that this may limit their usefulness as a comparative measure. Therefore, our proportionately combined metrics should be used as a supplement to, and not in lieu of, our financial results reported under U.S. GAAP.

Our proportionately combined financial measures are those attributable to our ownership interest in each of our operating businesses and MIC Corporate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Summary of Our Proportionately Combined Results” in Part II, Item 7, for our proportionately combined share of gross profit, EBITDA excluding non-cash items and Free Cash Flow for the years ended December 31, 2015 and 2014. The gross profit, EBITDA excluding non-cash items and Free Cash Flow are derived from the “Results of Operations” of our businesses described below.

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

IMTT

Business and Industry Overview

Bulk liquid terminals provide an important link in the supply chain for a broad range of liquids such as refined petroleum products, commodity and specialty chemicals or crude oil (not a material product for IMTT). In addition to renting storage tanks, dock access and intra-modal transportation access, bulk liquid terminals generate revenue by offering ancillary services including product transfer (throughput), heating, blending and packaging. Pricing for storage and other services typically reflects local supply and demand as well as the specific attributes of each terminal including access to deepwater berths and connections to land-based infrastructure such as roads, pipelines and rail.

Both domestic and international factors influence demand for bulk liquid terminals in the United States. Demand for storage rises and falls according to local and regional consumption. In addition, import and export activity accounts for a material portion of the business. Shippers require storage for the staging, aggregation and/or distribution of products before and after shipment. The extent of import/export activity depends on macroeconomic trends such as currency fluctuations as well as industry-specific conditions, such as supply and demand imbalances in different geographic regions. Demand for storage is also driven by fluctuations in the current and perceived future price and demand for the product being stored and the resulting temporal price arbitrage.

Potential entrants into the bulk liquid terminals business face several barriers. Strict environmental regulations, availability of waterfront land, local community resistance and initial investment costs may limit the construction of new bulk liquid terminal facilities. These barriers are typically higher around waterways near major urban centers. As a consequence, new tanks are generally built where existing docks, pipelines and other infrastructure can support them, resulting in higher returns on invested capital compared with development of new facilities. However, restrictions on land use, difficulties in securing environmental permits, and the potential for operational bottlenecks due to constraints on related infrastructure may limit the ability of existing terminals to expand the storage capacity of their facilities.

IMTT is one of the larger independent providers of bulk liquid terminal services in the U.S., based on capacity. IMTT stores or handles primarily refined petroleum products, various commodity and specialty chemicals, renewable fuels and vegetable and animal oils (collectively liquid commodities). The business operates a network of 12 terminals including ten in the U.S. and two in Canada (partially owned) with principal operations in the New York Harbor (NYH) market and on the Lower Mississippi River.

IMTT also owns OMI Environmental Solutions (OMI) (formerly Oil Mop), an environmental emergency response, industrial services, waste transportation and disposal business. While typically less than 2% of IMTT’s EBITDA, the financial performance of OMI is inherently volatile and based on the number and severity of environmental clean-up activities in any given year. In addition, given the OMI operating model, OMI may add variability to IMTT’s performance metrics in any period.

We acquired a 50% interest in IMTT from the firm’s founding family in May 2006 and operated the business on a joint basis through July 15, 2014. On July 16, 2014, we completed the acquisition of the remaining 50% interest that we did not previously own. Over the period of our ownership through 2015, excluding the acquisition of the business, we (and our co-owners in the period prior to July 16, 2014) deployed over $900.0 million in the growth and development of additional storage capacity and related infrastructure (pipes, pumps, docks, etc.) and an acquisition of a facility in Illinois. Subject to the features of our corporate strategy discussed above, we expect to be able to continue to deploy capital in the growth and expansion of IMTT’s storage capacity and capabilities provided that the risk-adjusted returns on such investments are adequate.

IMTT — (continued)

The table below summarizes the breakdown of revenue generated by IMTT for the year ended December 31, 2015:

Refined Products	Chemical	Renewable/Vegetable & Animal Oil	Crude Oil & Asphalt	Other
55%	23%	6%	3%	13	%(1)

(1)	Includes 8% of revenues from spill response activity.

Summary financial information for 100% of IMTT is as follows ($ in millions):

	As of, and for the Year Ended, December 31,
	2015	2014	2013
Revenue(1)	$550.0	$567.5	$513.9
Gross profit(1)	327.3	318.8	287.2
EBITDA excluding non-cash items(1)(2)	302.1	285.2	268.5
Total assets(3)	4,022.6	4,057.9	1,378.9

(1)	Subsequent to the IMTT Acquisition on July 16, 2014, IMTT contributed $255.9 million, $147.3 million and $127.8 million to our consolidated revenues, gross profit and EBITDA excluding non-cash items, respectively, for the year ended December 31, 2014.
(2)	See “Business — Our Businesses” in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7, for further information and a reconciliation of net income (loss) to EBITDA excluding non-cash items.
(3)	Increase in total assets at December 31, 2014 represents the fair value of assets acquired in conjunction with the IMTT Acquisition.

Although IMTT’s core business of storing and handling refined petroleum products continued to perform well in 2015, the sizeable and largely unforeseen volatility in petroleum product prices recently has impacted IMTT and the bulk liquid terminals industry in several ways. First, uncertainty among industry participants generally has led to a reduction in the average duration of storage and related services contracts. While the shortening of contracts results in a modest increase in re-contracting risk, the essential services nature of the business and continued strong demand for the products stored serves to offset this risk.

Second, specific ancillary services have been adversely affected by the decline in the price of crude oil in particular. At IMTT this has resulted in a reduction in the demand for rail services in support of crude oil that primarily originates in Canada. However, such services represent less than 3% of the business’ total revenue.

Strategy

IMTT’s strategy has five primary components:

1.	to continuously drive improvements in safety;
2.	to grow revenue and cash flows by attracting and retaining customers who place a premium on flexibility, speed and efficiency in bulk liquid terminals;
3.	to deploy growth capital in the development of existing locations by constructing new terminal assets (for example tanks, docks, rail offloading capacity, pipelines or other logistics infrastructure) and other non-terminal assets that support MIC’s other lines of business when such construction is supported by customer demand and the returns are attractive;
4.	to improve business processes and systems with particular focus on cost and risk reduction, control of maintenance capital expenditure and revenue optimization; and
5.	to optimize the scale and performance of the business through acquisitions, developments, divestitures and partnerships.

IMTT — (continued)

Locations

As of December 31, 2015, IMTT comprised the following facilities and storage capacity, not including tanks used in packaging, recovery tanks, and/or other storage capacity not typically available for rent.

Facility	Land	Aggregate Capacity of Storage Tanks in Service (Millions of Barrels)	Percent of Ownership
Facilities in the United States:
Louisiana Terminals (4)	Owned	20.5	100.0%
Bayonne Terminal	Owned	15.8	100.0%
Other Terminals (5)	Owned	3.8	100.0%
Facilities in Canada:
Quebec City, Quebec(1)	Leased	2.0	66.7%
Placentia Bay, Newfoundland	Leased	3.0	20.1%
Total		45.1

(1)	IMTT owns 66.7% of its Quebec marine terminal in Canada. The remainder is owned by one other party. IMTT consolidates the results of the Quebec terminal in its financial statements and adjusts the portion that it does not own through noncontrolling interest. The financial information in this Form 10-K, except where specified, shows 100% of IMTT, including the 33.3% portion of the Quebec terminal that it does not own, which is not significant. Both MIC’s and IMTT’s EBITDA excluding non-cash items and Free Cash Flow reflects 100% of the results of the Quebec terminal.

All facilities have marine access, road access and, except for Richmond, Virginia and Placentia Bay, Newfoundland, all sites have rail access.

Louisiana Terminals (48% of gross profit)

On the Lower Mississippi River, IMTT currently operates four terminals (St. Rose, Gretna, Avondale and Geismar). With combined storage capacity of 20.5 million barrels, the four sites give IMTT substantial market share in the storage of black oil, bulk liquid chemicals and vegetable oils on the Lower Mississippi River.

The Louisiana facilities also give IMTT a substantial presence in a key domestic transport hub. The Lower Mississippi River serves as a major transshipment point between the central United States and the rest of the world for agricultural products (such as vegetable oils) and commodity chemicals (such as methanol). The region also has substantial traffic related to the petroleum industry. Gulf Coast refiners and traders send products to other regions of the U.S. and overseas and use IMTT’s Louisiana facilities to perform some of these functions. These facilities enjoy relatively unencumbered marine and road access when compared to other, more congested waterways such as the Houston Ship Channel.

Bayonne Terminal (42% of gross profit)

Located on the Kill Van Kull between New Jersey and Staten Island, the 15.8 million barrel capacity terminal occupies an advantageous position in NYH. As the largest independent bulk liquid terminal in NYH, IMTT-Bayonne has substantial market share for third-party storage of refined petroleum products and chemicals.

NYH serves as the main petroleum trading hub in the northeast United States and a physical settlement site for the gasoline and ULSD (ultra low sulfur diesel) futures contracts traded on the New York Mercantile Exchange. In addition to waterborne shipments, products reach NYH through petroleum product pipelines from the U.S. Gulf region and elsewhere. NYH also serves as the starting point for refined product pipelines linked to inland markets and as a key port for refined petroleum product exports and imports. IMTT-Bayonne has connections to the Colonial, Buckeye and Harbor refined petroleum product pipelines as well as rail and road connections and substantial blending capabilities. As a result, IMTT-Bayonne provides its customers with logistical flexibility.

IMTT — (continued)

IMTT-Bayonne has the capability to quickly load and unload the largest bulk liquid transport ships entering NYH. The U.S. Army Corp of Engineers has dredged the Kill Van Kull channel passing the IMTT-Bayonne docks to 50 feet (IMTT has dredged two of its docks to 47 feet). Most of IMTT’s competitors in NYH have facilities located on the southern portion of the Arthur Kill (water depth of approximately 35 feet) and force large ships to transfer a portion of their cargoes to barges (a process known as lightering) before docking. This technique increases the cost of loading and unloading.

IMTT facilities operate 24/7 providing shippers, refiners, manufacturers, traders and distributors with prompt access to a wide range of storage services. In each of its two key markets, IMTT’s scale ensures availability of sophisticated product handling and storage capabilities. IMTT continues to improve its facilities’ speed and flexibility of operations by investing in upgrades of its docks, pipelines and pumping infrastructure and facility management systems.

Competition

The competitive environment in which IMTT operates varies by terminal location. The principal competition for each of IMTT’s facilities comes from other bulk liquid terminals facilities located in the same regional market. Secondary competition for IMTT’s facilities comes from bulk liquid terminal facilities located in the same broad geographic region as IMTT’s terminals. For example, IMTT’s Louisiana facilities indirectly compete with bulk liquid terminal facilities located on the Houston Ship Channel.

Independent terminal operators generally compete on the basis of the location and versatility of facilities, service and price. The services typically provided by the terminal include, among other things, the safe storage of the product at specified temperature, moisture and other conditions, as well as receipt and delivery from the terminal, all of which must be in compliance with applicable environmental regulations. A favorably located terminal will have access to various cost-effective transportation modes, both to and from the terminal. Transportation modes typically include waterways, railroads, roadways and pipelines. A terminal operator’s ability to obtain attractive pricing is often dependent on the quality, versatility and reputation of the facilities owned by the operator.

We face significant competition from a variety of international, national and regional energy companies, including large, diversified midstream partnerships, global terminal operators and large multi-national energy companies. We believe that we are favorably positioned to compete in the industry due to the strategic location of our terminals in the Gulf Coast and NYH, our reputation, the prices we charge for our services and the connectivity, quality and versatility of our services. In particular, we believe that IMTT’s proximity to petroleum and chemical refineries in both of its key markets and to the very substantial end use market in the Northeast are sources of competitive advantage.

As noted above, we believe that significant barriers to entry exist in the storage business. These barriers include significant capital requirements and execution risk, a lengthy permitting and development cycle, financing challenges and the finite number of sites suitable for development.

Customers

IMTT provides bulk liquid terminal services primarily to vertically integrated petroleum product producers and refiners, chemical manufacturers, food processors and traders of bulk liquid petroleum, chemical and agricultural products. IMTT does not depend on a single customer, the loss of which would have a material adverse effect on IMTT.

Customer Contracts/Agreements

IMTT’s customers are primarily major oil companies, major chemical companies or traders of these commodities. Approximately 50% of IMTT’s 2015 revenue was generated by its top ten customers of which eight were companies rated as investment grade and the other two were not rated. Customers typically sign contracts which, among other things, provide for a fixed periodic payment (usually monthly) for access to and use of IMTT’s facilities. This payment may be expressed in terms of cents per barrel of storage capacity, a dollar amount per unit of infrastructure, or a dollar amount per month. These amounts are payable whether they use the facilities or not.

IMTT — (continued)

IMTT is responsible for ensuring appropriate care of products stored at its facilities and believes it maintains adequate insurance with respect to its exposure. IMTT does not have material exposure to commodity price fluctuations because IMTT typically does not purchase or market the products that it handles. IMTT’s customers are required to retain title to products stored and have responsibility for securing insurance or self-insuring against loss.

OMI’s customers typically pay a pre-agreed rate for services provided, as and when those services are rendered. The demand for OMI’s services is dependent on a number of difficult-to-forecast events, such as oil spills. Customers of OMI are sometimes customers of IMTT terminals and IMTT is itself a customer of OMI. All transactions between IMTT and OMI are eliminated upon consolidation.

Regulation

The rates that IMTT charges for its services are not subject to regulation. However, a number of regulatory bodies oversee IMTT’s operations. IMTT must comply with numerous federal, state and local environmental, occupational health and safety, security, tax and planning statutes and regulations. These regulations require IMTT to obtain and maintain permits to operate its facilities and impose standards that govern the way IMTT operates its business. If IMTT does not comply with the relevant regulations, it could lose its operating permits and/or incur fines and increased liability. As a result, IMTT has developed environmental and health and safety compliance functions overseen by terminal managers at the terminal level, as well as by IMTT’s Environmental, Health and Safety department, Chief Operating Officer and Chief Executive Officer. While changes in environmental, health and safety regulations pose a risk to IMTT’s operations, such changes are generally phased in over time to manage the impact on the industry.

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

Employees and Management

As of December 31, 2015, IMTT (excluding the Newfoundland terminal) had a total of 1,097 employees, of which 233 employees were unionized. We believe employee relations at IMTT are good.

The day-to-day operations of IMTT are managed by individual terminal managers who are responsible for most aspects of the operations at their terminals. IMTT’s operations are overseen by senior personnel with significant experience in the bulk liquid storage industry. Management of the business is headquartered in New Orleans, Louisiana.

Atlantic Aviation

Business and Industry Overview

Fixed base operations (FBOs) primarily service the GA corporate and leisure flying segment of the air transportation industry. Local airport authorities, the owners of the airport properties, grant FBO operators the right to provide fueling and other services pursuant to long-term ground leases. Fueling services provide the majority of an FBO’s revenue and gross profit.

Atlantic Aviation — (continued)

FBOs often operate in environments with high barriers to entry. Airports tend to have limited physical space for additional FBOs. Airport authorities generally do not have an incentive to add additional FBOs unless there is a significant demand for additional services. Government approvals and design and construction of a new FBO can also take significant time and require significant capital expenditures. Furthermore, airports typically impose minimum standards with respect to the experience, capital investment and breadth of services provided by the FBO.

The ownership of FBOs in the U.S. is fragmented with the majority of facilities individually owned and operated rather than part of networks or chains. Consolidation has been and is expected to continue to be an important feature of the industry with larger networks that are able to achieve economies of scale in fuel and insurance purchasing, marketing and back office operations absorbing the locations of the individual owner/operator. We believe that this is a trend that will continue over the medium term.

Demand for FBO services is driven by the level of GA flight activity which we define as the number of take-offs and landings in a given period. GA business jet take-offs and landings increased by 1.2% in 2015 compared with 2014 according to flight data reported by the Federal Aviation Administration (FAA). GA business jet take-off and landings at airports where Atlantic Aviation operates increased by 1.6% for the same period along with increases in the average size of aircraft in service. We believe GA flight activity will continue to expand along with increased economic activity in the U.S. and that our business will continue to enjoy better than industry average flight activity as a result of its presence in some of the more popular business and recreational destinations in the U.S.

Increases in flight activity will not be uniform across the United States. For example, flight activity in 2015 at Houston, Oklahoma City and Tulsa declined 6% compared with 2014, primarily as a result of a decline in activity from customers associated with the energy industry. Accordingly, Atlantic Aviation seeks to ensure that it has geographically diverse locations with a variety of underlying economic drivers. Notwithstanding the diversity of our locations, flight activity will fluctuate with the state of the broader economy, the health of the financial markets and what has been described as the “wealth effect” or people’s perception of their financial well being.

Atlantic Aviation has been a part of the MIC portfolio since our IPO. In December 2004, the business owned and operated a total of 16 FBOs. Through a roll-up of FBOs since then, we have acquired a total of 68 additional facilities. Consistent with our strategy of seeking to optimize the portfolio by exiting markets we believe have limited growth potential in favor of entering those with better prospects, we have divested of a total of 15 sites. Today Atlantic Aviation operates FBOs on 69 airports in the United States. Including the acquisition of additional FBOs, we have deployed over $1.6 billion in Atlantic Aviation in the development of projects including the construction of terminals and aircraft hangars, fuel tank farms, aircraft parking (ramps) and a range of smaller projects through 2015.

Summary financial information for Atlantic Aviation is as follows ($ in millions):

	As of, and for the Year Ended, December 31,
	2015	2014	2013
Revenue	$738.5	$779.3	$725.5
Gross profit	410.2	362.6	323.2
EBITDA excluding non-cash items(1)	203.6	167.9	144.8
Total assets	1,527.6	1,537.4	1,369.5

(1)	See “Business — Our Businesses” in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7, for further information and a reconciliation of net income (loss) to EBITDA excluding non-cash items.

Atlantic Aviation — (continued)

Strategy

Atlantic Aviation’s strategy has five primary components:

1.	to make Atlantic Aviation the preferred FBO provider at all of the airports at which it operates by providing the best service and safety in the industry;
2.	to manage the business to optimize its operating expenses;
3.	to grow the business by leveraging the size of the Atlantic Aviation network and its information technology capabilities to identify marketing and cross-selling opportunities;
4.	to prudently deploy capital in equipment and leasehold improvements; and
5.	to optimize the portfolio of FBOs through acquisitions, divestitures and lease extensions.

Operations

The business has high-quality facilities and focuses on attracting customers who desire a high level of personalized service. Fueling and fuel-related services generated 65% of its gross profit in 2015. Other services, including de-icing, aircraft parking, hangar rental and catering, provided the balance. Fuel is stored in fuel tank farms and each FBO operates refueling vehicles owned or leased by the FBO to move fuel from the tank farms to the aircraft being serviced. The FBO either owns or has access to the fuel storage tanks to support its fueling activities. At some of Atlantic Aviation’s locations, services are also provided to commercial airlines and the military. Services provided to the airlines may include refueling from the airline’s own fuel supplies, de-icing and/or ground and ramp handling services.

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

Locations

Atlantic Aviation’s FBOs operate pursuant to long-term leases from airport authorities or local government agencies. Atlantic Aviation works with airport authorities to maximize lease lengths through capital improvements or other items to enhance the airport.

Atlantic Aviation’s EBITDA-weighted average remaining lease length (including extension options) was 19.6 years at December 31, 2015 and 18.8 years at December 31, 2014, notwithstanding the passage of one year. The leases at eight of Atlantic Aviation’s FBOs, collectively accounting for 10.6% of Atlantic Aviation’s gross profit, will expire within the next five years. No individual FBO generates more than 10% of the gross profit of the business at December 31, 2015. Atlantic Aviation does not depend on a single customer, the loss of which would have a material adverse effect on the business.

The airport authorities have certain termination rights in each of Atlantic Aviation’s leases. Standard terms allow for termination if Atlantic Aviation defaults on the terms and conditions of the lease, abandons the property or becomes insolvent or bankrupt. Most of the leases allow for termination if liens are filed against the property. Fewer than twenty leases may be terminated for convenience or other similar reasons. In these cases, generally, there are compensation agreements based on amortization schedules or obligations of the authority to make best efforts to relocate the FBO.

Atlantic Aviation periodically evaluates its portfolio of FBOs and may conclude that some of its sites do not have sufficient scale or do not serve a market with sufficiently strong growth prospects to warrant

Atlantic Aviation — (continued)

continued operations at these locations in which case it may elect to sell the site or not renew the lease upon maturity. Since IPO, Atlantic Aviation exited 15 locations.

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

Competition

Atlantic Aviation directly competes with other FBO operators at more than half of its locations. The FBOs compete on the basis of location of the facility relative to runways and street access, service, safety, value-added features, reliability and price. Each FBO also faces competitive pressure from the fact that aircraft may take on sufficient fuel at one location and not need to refuel at a specific destination. FBO operators also face indirect competition from facilities located at nearby airports.

Atlantic Aviation’s main competitors are Signature Flight Support, Landmark Aviation, Jet Aviation, Million Air, Sheltair Aviation and TAC Air. Other than Signature and Jet Aviation, these competitors are privately owned. To our knowledge, other than the competitors listed, no other competitor operated more than 10 FBOs in the United States at December 31, 2015. In February 2016, Signature Flight Support completed the acquisition of Landmark Aviation. Atlantic Aviation now competes directly with Signature Flight Support at 21 airports.

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

Atlantic Aviation’s FBOs are subject to regular inspection by federal and local environmental agencies as well as local fire departments and other agencies. The business does not expect that compliance and related remediation work, if any, will have a material negative impact on earnings or the competitive position of Atlantic Aviation. The business has not received notice requiring it to cease operations at any location or of any abatement proceeding by any government agency as a result of failure to comply with applicable environmental laws and regulations.

Employees and Management

As of December 31, 2015, the business employed 1,894 people, of which 185 employees were subject to collective bargaining agreements. We believe relations with union and non-union employees at Atlantic Aviation are good.

The day-to-day operations of Atlantic Aviation are managed by individual site managers who are responsible for most aspects of the operations at their site. Atlantic Aviation’s operations are overseen by senior personnel with significant experience in the aviation industry.

Contracted Power and Energy

Business and Industry Overview

The power industry represents a large and critical infrastructure market, both in terms of the number and value of facilities as well as their contribution to overall economic activity. In developed economies, aging infrastructure, new technologies, increased legislation regarding emissions and the use of renewable energy are driving capital spending.

The Energy Information Administration forecasts the demand for electricity in the U.S. to grow at a compound annual rate of approximately 0.8% over the next twenty years. At the same time, agencies including the Environmental Protection Agency are developing increasingly stringent emission and other standards for the power generating community. As aging and inefficient generating capacity is retired or replaced, opportunities for deployment of capital in the growth of our CP&E segment are expected to increase.

Transaction activity in the electricity generating sector of the industry has been driven by a combination of portfolio optimization and a significant number of renewable power projects being developed as a result of the adoption of Renewable Portfolio Standards (RPS). RPS are state-level regulatory mandates that aim to create demand for electricity derived from renewable sources by obligating utilities and other load-serving entities to provide a specific portion of their electricity generation from qualifying renewable technologies by a specified date. Transactions involving both existing and greenfield assets have increased in number and value as CP&E projects offer an attractive risk-adjusted return, particularly in a low interest rate environment.

At our IPO, we invested in a district energy business in Chicago, Illinois. We owned 100% of the business from our IPO until December 2009 at which time we sold a 49.99% interest in the business to a third party. In August 2014, we divested our remaining 50.01% interest. The financial results for the district energy business were reported as a component of CP&E through the date it was divested. We expect to continue to seek attractive investment opportunities in a range of conventional and renewable energy production and distribution projects and to pursue expansion opportunities at existing facilities. New projects will generally be in operation or near construction completion with either fully or partially contracted off-take agreements.

Today, the businesses in our CP&E segment sell electricity to creditworthy off-takers, typically pursuant to multi-year contracts. These contracts include either long-term power purchase agreements (PPAs) or tolling arrangements whereby a counterparty has contracted with a business to deliver a specified suite of energy and related services. Contracts are generally with a specific off-taker, a power remarketer or a financial counterparty that provides a hedge against volatility in revenue. MIC’s current portfolio of electricity generating facilities utilize wind turbine, solar photovoltaic and gas-fired technologies.

At December 31, 2015, CP&E consisted of controlling interests in six solar power facilities, two wind power facilities and a 100% interest in a gas-fired power facility. We made our first investment in solar photovoltaic power generation in late 2012. Our portfolio of solar power facilities includes two located in Arizona, two located in California and one each in Texas and Hawaii. The Hawaii facility is currently under construction with an expected commercial operations in mid-2016. The solar facilities have an aggregate generating capacity of 64 megawatts (MW). Our wind power facilities are located in Idaho and New Mexico and have a combined generating capacity of 203 MW. The gas-fired power facility, BEC, has a generating capacity of 512 MW and is located in Bayonne, New Jersey, adjacent to IMTT’s Bayonne terminal.

The solar and wind projects sell electricity under PPAs with initial terms of 20 – 25 years. The PPAs generate a fixed amount of revenue for each unit of electricity sold and certain of the PPAs have fixed or CPI-linked escalators. Seven of the facilities are owned through tax-equity partnership structures in which we have controlling interests whereby we receive cash distributions disproportionate to our investment during the first several years of the projects’ operations and taxable income or loss disproportionate to our interest thereafter. Our interest in the wind project located in Idaho is an approximately 75% ordinary economic interest.

Contracted Power and Energy — (continued)

The renewable energy facilities utilize arrays of photovoltaic solar panels and wind turbine generators (often on sites spanning thousands of acres) to convert energy from sunlight and wind into electricity. The electricity is aggregated and fed directly into regional power grids. These technologies tend to produce a predictable amount of electricity within the bounds of seasonal variability in insolation and wind. The business also generates Renewable Energy Certificates (RECs) based on the amount of electricity provided to off-takers. These RECs are either bundled with the electricity under the terms of the PPAs or sold separately to third-parties.

In April 2015, we completed the acquisition of BEC, a 512 MW gas-fired simple cycle power facility in Bayonne, New Jersey, adjacent to IMTT. The BEC facility comprises eight natural gas turbine power generating sets (installed in 2012). Power produced by BEC is transmitted via a dedicated cable beneath NYH to a substation in Brooklyn, New York, from which it is distributed throughout the New York City power market. The majority of the facility’s output is contracted with a creditworthy power wholesaler that has entered into tolling agreements with BEC for 62.5% of the facility’s capacity that results in the generation of revenue whether or not the facility is in use for power production. In addition to revenue related to the tolling agreement and capacity payments from the grid operator, BEC generates an energy margin when the facility is dispatched. In late 2015, we commenced the process of expanding the generating capacity of BEC by at least 130 MW and connecting the facility to a second gas pipeline that runs beneath IMTT’s property and we are evaluating the opportunity to develop and construct a separate gas-fired generating facility on another part of the IMTT property.

The financial results discussed in this Form 10-K reflect 100% of the full-year performance of the solar and wind power facilities within the CP&E segment, not the contribution based on our economic interest, and the performance of BEC from the date of our acquisition on April 1, 2015, unless specified otherwise. Summary financial information for the CP&E segment, including the results of the district energy business through the date it was divested, is as follows ($ in millions):

	As of, and for the Year Ended, December 31,
	2015	2014	2013
Revenue	$123.8	$51.1	$57.8
Gross profit	104.9	25.9	24.5
EBITDA excluding non-cash items(1)	68.2	22.7	24.1
Total assets	1,431.1	618.2	505.3

(1)	See “Business — Our Businesses” in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7, for further information and a reconciliation of net income (loss) to EBITDA excluding non-cash items.

Strategy

Our CP&E businesses are pursuing a strategy comprised of the following four components:

1.	to deliver cost-competitive electricity in a safe and reliable manner;
2.	to optimize our projects through expansions and PPA and tolling extensions and where prudent, to divest all or a portion of individual projects;
3.	to leverage the growing scale of our portfolio to manage costs and increase efficiencies across the businesses; and
4.	to deploy additional capital at attractive risk-adjusted returns by developing or acquiring energy projects across a range of technologies and geographies.

Contracted Power and Energy — (continued)

Operations

Operation and maintenance (O&M) of the CP&E facilities is performed by qualified contracted personnel and by established third-party service providers under long-term contracts for a fixed annual cost. Accordingly, a significant portion of the operating costs of these facilities is highly predictable. The business regularly evaluates which O&M services are best provided by contractors, employees or third-parties.

Customers

The primary customers of the contracted power business are creditworthy counterparties. Customers have entered into PPAs or tolling agreements with terms ranging from 13 to 25 years.

Seasonality

Each CP&E facility has unique seasonality based on local market factors including weather and energy demand. The solar projects generate a disproportionate amount of their revenue in the summer months when insolation is highest, while wind energy revenues vary by season depending on the location of the specific project. Other CP&E projects may also exhibit seasonality based on the respective market’s varying electricity demand. For example, BEC is a peaking power plant that is dispatched when energy demand increases above a base load, therefore BEC is dispatched more often in the summer and winter months.

Competition

The contracted portion of CP&E’s business is not subject to substantial direct competitive price pressure due to the long-term nature of the PPAs and tolling agreements. Our BEC facility may have incremental generating capacity which is available for sale in the spot power market. After the expiration of the PPAs or tolling agreements, our facilities could be subject to greater competition.

Employees and Management

As of December 31, 2015, we owned controlling interests in each of the eight solar and wind power facilities and a 100% interest in BEC. For the projects which are owned through a tax equity partnership structure, we serve as the managing member of each of the partnerships. At December 31, 2015, the CP&E businesses had four employees and four contractors that provide certain management oversight, while O&M is provided by third-parties.

Hawaii Gas

Business and Industry Overview

With no locally occurring hydrocarbons, Hawaii has historically relied on imported crude oil as its primary feedstock, predominantly for the production of fuels used in electricity generation and transportation. Founded in 1904, Hawaii Gas is Hawaii’s only government-franchised gas utility, processing and distributing gas throughout the state. We acquired Hawaii Gas in June 2006 and have since invested over $70.0 million in the business, including for the development of gas storage capacity and related capabilities of the business. The market includes Hawaii’s 1.4 million residents and 8.5 million visitors in 2015. Hawaii Gas services customers throughout Oahu, Hawaii, Maui, Kauai, Molokai and Lanai (the main islands).

In addition to Hawaii Gas, the Hawaii energy complex includes a number of regulated electricity producers, the largest of which is the Hawaiian Electric Company (HECO). In December 2014, Hawaiian Electric Industries (HEI), HECO’s parent company, announced an agreement to merge with NextEra Energy (NextEra), a Florida-based energy company with holdings that include the largest electric utility in Florida. In January 2015, HEI and NextEra filed an application with the Hawaii Public Utilities Commission (HPUC) to approve the merger. In December 2015, HEI and NextEra agreed to extend their merger agreement for an additional six months while continuing to pursue regulatory approval. The HPUC commenced evidentiary hearings in December 2015 and have no deadline to issue a final ruling.

Hawaii Gas — (continued)

Hawaii Gas comprises a regulated gas utility and an unregulated liquified petroleum gas (LPG) distribution business. The utility business includes the processing, distribution and sale of synthetic natural gas (SNG), the distribution and sale of liquefied natural gas (LNG) on the island of Oahu and the distribution and sale of LPG on all of the main islands. The non-utility business distributes and sells LPG to customers on all the main islands. LPG is delivered by truck to individual tanks located on customer sites or is distributed in cylinders filled at central locations. The gas distributed by Hawaii Gas has a wide range of commercial and residential applications including water heating, drying, cooking, emergency power generation and decorative lighting, such as tiki torches. LPG is also used as a fuel for specialty vehicles such as forklifts. Users include residential customers and a wide variety of commercial, hospitality, military, public sector and wholesale customers.

Hawaii Gas’s products are relatively cleaner-burning fuels that produce lower levels of carbon emissions than other hydrocarbon fuels such as coal or oil. This is particularly important in Hawaii where heightened public awareness of the environmental impact of using hydrocarbon fuels makes lower emission fuels attractive to customers. Hawaii Gas has several renewable natural gas (RNG) projects under development, including the recovery of gas from municipal waste water treatment plants and landfills as well as the processing of locally grown biomass. The source gas for these projects is often controlled, directly or indirectly, by state or municipal government, thereby requiring extended procurement processes.

Hawaii Gas’s primary products consist of:

Synthetic Natural Gas (SNG):  The business converts a light hydrocarbon feedstock (currently naphtha) into SNG which has a similar heating value to natural gas. Hawaii Gas has the only SNG processing capability in Hawaii at its plant located on the island of Oahu. SNG is delivered by underground pipeline to utility customers throughout Oahu.

Liquefied Petroleum Gas (LPG):  LPG is a generic name for a mixture of hydrocarbon gases, typically propane and butane. LPG liquefies at a relatively low pressure under normal temperature conditions and can be efficiently transported in a range of quantities. LPG is typically stored in cylinders or tanks and Hawaii Gas maintains the largest network of LPG storage throughout Hawaii. Domestic and commercial applications of LPG are similar to those of natural gas and SNG.

Liquefied Natural Gas (LNG):  In March 2014, the business received regulatory approval to procure, transport and utilize LNG as a backup fuel for the SNG utility distribution system and currently uses conventional intermodal cryogenic containers to transport LNG from the U.S. mainland. The first shipment of LNG was regasified in April 2014 and LNG operations have been ongoing since that time.

Renewable Natural Gas (RNG):  The business continues its initiatives to develop RNG and is evaluating a range of feedstock sources including waste water treatment plants, landfills and biomass. In January 2016, the business issued a request for proposal (RFP) for renewable gas supply from local and mainland sources.

Hawaii Gas is the only company with regulatory approval to land and utilize LNG in Hawaii. LNG is currently used by Hawaii Gas as a back-up fuel for its SNG system on Oahu. In October 2014, Hawaii Gas filed an application with the HPUC seeking approval to invest $12.8 million in its utility business for a smaller-scale containerized LNG import project to provide natural gas as a replacement for up to 30% of SNG gas demand. In the second quarter of 2015, the Consumer Advocate issued its Statement of Position recommending that the HPUC approve the application, with conditions, and the docket remains before the HPUC for a final ruling. If approved, regular deliveries of containerized LNG could commence approximately six-months from the date of approval.

Beginning in 2008 with the Hawaii Clean Energy Initiative, the State implemented a RPS that required increasing levels of electricity be derived from renewable resources with the goal of cleaner and lower cost electricity in Hawaii. In 2015, Hawaii accelerated its RPS and now targets 100% of its electricity generated from renewable resources by 2045.

We believe that Hawaii Gas’ LNG and cost-effective RNG initiatives are supportive of the State’s clean energy goals by lowering emissions, increasing energy security and decreasing costs for all energy users in Hawaii. We also believe that natural gas is a better transitional fuel for power generation in Hawaii compared

Hawaii Gas — (continued)

with fuel oil (currently the primary power generation fuel used in Hawaii) as it is cleaner-burning and less expensive. Further, natural gas-fired power generation better complements Hawaii’s growing renewable power generation sources given its efficiency and operating flexibility.

Hawaii Gas continues to work with stakeholders throughout the State regarding a scalable statewide LNG import, storage and distribution program to supply multiple end markets including power generation and ground and marine transportation. In November 2014, Hawaii Gas launched its Invitation to Bid (ITB) to more than 55 companies with relevant experience in scalable LNG projects. The business has awarded a contract and is in negotiations to finalize an agreement, subject to approvals of the HPUC and the Federal Energy Regulatory Commission (FERC).

Summary financial information of Hawaii Gas is as follows ($ in millions):

	As of, and for the Year Ended, December 31,
	2015	2014	2013
Revenue	$227.0	$264.6	$257.7
Gross profit	76.9	75.6	73.4
EBITDA excluding non-cash items(1)	60.1	57.0	55.0
Total assets	387.5	394.4	395.5

(1)	See “Business — Our Businesses” in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7, for further information and a reconciliation of net income (loss) to EBITDA excluding non-cash items.

Strategy

Hawaii Gas’s strategy has four primary components:

1.	to lower the cost of energy in Hawaii in a safe and environmentally sustainable manner;
2.	to diversify its sources of supply to ensure energy security for Hawaii and to mitigate the impact of potential cost increases to its customers;
3.	to increase and diversify its customer base; and
4.	to maintain positive relationships with regulators, government agencies, customers, the communities it serves and other stakeholders.

Customers

Hawaii Gas does not depend on any single customer, the loss of which would have a material adverse effect on the business.

Utility Regulation

Hawaii Gas’s utility business is regulated by the HPUC. The HPUC exercises broad regulatory oversight and investigative authority over all public utility companies in Hawaii.

Rate Regulation.  The HPUC establishes the rates that Hawaii Gas can charge its utility customers via cost of service regulation. Although the HPUC sets the base rate for the gas sold by Hawaii Gas’s utility business, the business is permitted to pass through changes in its raw materials cost by means of a monthly fuel adjustment charge.

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

Hawaii Gas — (continued)

Other Regulations.  In addition to regulating utility rates, the HPUC acts on requests for the acquisition, sale, disposition or other exchange of utility properties, including mergers and consolidations; acts on requests for financings; and approves material supply contracts. When we acquired Hawaii Gas, we agreed to 14 regulatory conditions with the HPUC that address a variety of matters including: a requirement that the ratio of consolidated debt to total capital for Hawaii Gas and HGC Holdings LLC (HGC) does not exceed 65%; and a requirement to maintain $20.0 million in readily-available cash resources at Hawaii Gas, HGC or MIC.

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

Utility Business.  Hawaii Gas holds the only government franchise for utility gas services in Hawaii. This enables Hawaii Gas to utilize public easements for its pipeline distribution systems. This franchise also provides for the exclusive use of extensive below-ground distribution infrastructure that Hawaii Gas owns and maintains. In certain instances, the business’ utility customers also have the ability to use alternative sources of energy, such as diesel.

Non-Utility Business.  Hawaii Gas sells LPG in an unregulated market on the main islands of Hawaii. There are two other wholesale companies and several small retail distributors that compete in the LPG market (some of whom are supplied by Hawaii Gas). Hawaii Gas believes it has a competitive advantage because of its established customer base, storage facilities, distribution network and reputation for reliable service.

Fuel Supply, SNG Plant and Distribution System

Fuel Supply

Hawaii Gas obtains the majority of its LPG supply from off-island producers with the remainder supplied by the Chevron refinery located on Oahu.

Hawaii Gas obtains all of its naphtha supply, the feedstock for SNG, from Hawaii Independent Energy (HIE). On October 14, 2014, Hawaii Gas and HIE signed an amendment to the Petroleum Feedstock Agreement extending the existing terms through June 30, 2016. Hawaii Gas and HIE are currently in discussions to extend this agreement.

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

Hawaii Gas — (continued)

Employees and Management

As of December 31, 2015, Hawaii Gas had 326 employees, of which 214 were subject to the terms of a collective bargaining agreement that expires on April 30, 2017. The business believes it has a good relationship with its union and non-union employees and there have been no major disruptions in operations due to labor matters for over 30 years. Management of the business is headquartered in Honolulu, Hawaii.

Consolidated

Our Employees

As of December 31, 2015, we employed approximately 3,300 people across our consolidated businesses of which approximately 19% were subject to collective bargaining agreements. The MIC holding company does not have any employees.

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the operations of the public reference room. The SEC maintains a website that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including Macquarie Infrastructure Corporation) file electronically with the SEC. The SEC’s website is www.sec.gov.

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

You can also find information on the Governance page on our website where we post documents including:

•	Certificate of Incorporation of Macquarie Infrastructure Corporation;
•	Bylaws of Macquarie Infrastructure Corporation;
•	Third Amended and Restated Management Services Agreement;
•	Corporate Governance Guidelines;
•	Code of Ethics and Conduct;
•	Charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee;
•	Policy for Shareholder Nomination of Candidates to Become Directors of Macquarie Infrastructure Corporation; and
•	Information for Shareholder Communication with our Board of Directors, our Audit Committee and our Lead Independent Director.

Our Code of Ethics and Conduct applies to all of our directors, officers and employees as well as all directors, officers and employees of our Manager involved in the management of the Company and its businesses. We will post any amendments to the Code of Ethics and Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange (NYSE), on our website. The information on our website is not incorporated by reference into this report.

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

The volatility in the financial markets makes projections regarding future obligations under pension plans difficult. Two of our businesses, Hawaii Gas and IMTT, have defined benefit retirement plans. Future funding obligations under those plans depend in large part on the future performance of plan assets and the mix of investment assets. Our defined benefit plans hold a significant amount of equity securities as well as fixed income securities. If the market values of these securities decline or if interest rates decline, our pension expense and cash funding requirements would increase and, as a result, could materially adversely affect the results and liquidity of these businesses and our Company.

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

Our strategy includes an expectation that we will find, acquire or develop, and integrate, additional businesses.

Although our businesses tend to benefit from stable fundamental drivers of growth over time, we will attempt to augment that growth by finding, acquiring or developing, and integrating additional businesses. We may not find or be able to acquire such businesses on economically sensible terms. In addition, we may acquire businesses with financial reporting and control systems that are less sophisticated than ours. If we do make an acquisition, we may not be successful in integrating it into our portfolio and/or achieving the expected level of performance. If we invest capital on a development, we may not be successful in the execution of the full project or in integrating it into our portfolio and/or achieving the expected level of performance. Failure to do any of these could result in higher indebtedness or expenses and/or in generating less cash than expected or generating growing amounts of cash at a slower than anticipated rate, either of which could result in a reduction in our share price.

The ownership and operation of our CP&E facilities exposes us to certain risks and hazards that could have an adverse effect on our revenues and results of operations and we may not have adequate insurance to cover these risks and hazards.

BEC connects to a 6.5 mile, 345-kilovolt submarine power line under the NYH connecting with a Consolidated Edison substation in Brooklyn, New York. The submarine power line is the longest extruded extra-high voltage submarine cable ever manufactured.

In addition to natural risks such as earthquake, flood, lightning, hurricane and wind, the generation of power in Bayonne and its transmission of power from Bayonne to Brooklyn via the submarine cable exposes us to other hazards such as fire, explosion, structural collapse and equipment failure both in respect of BEC and our adjacent Bayonne operations at IMTT. The occurrence of any of these events may result in our being named as a defendant in lawsuits asserting claims for substantial damages, including for environmental cleanup costs, personal injury and property damage and fines and/or penalties. While we maintain an amount of insurance protection that we consider adequate, we cannot provide any assurance that this insurance will be sufficient or effective under all circumstances and against all hazards or liabilities to which we may be subject. A successful claim for which our Company is not fully insured could hurt our financial results and materially harm our financial condition. Further, due to rising insurance costs and changes in the insurance markets, we cannot provide any assurance that this insurance coverage will continue to be available at all or at rates or on terms similar to those presently available. Any losses not covered by insurance could have a material adverse effect on our Company’s financial condition, results of operations or cash flows.

As part of our acquisition of BEC, we announced our intention to add incremental generating capacity on land owned by our IMTT business adjacent to the existing facility. While we have received preliminary reports indicating that the existing submarine cable is capable of transmitting both the existing and incremental electricity to Brooklyn, should our Company not be able to transmit either the current power or the incremental power via the existing cable it may adversely affect our Company.

Decreasing the proportion of businesses in our portfolio that are not regulated or of a predominantly contracted nature increases the potential volatility in our financial results.

With the exception of our airport services business, our businesses generally possess certain characteristics including high barriers to entry, generally stable demand, long-term contracts/concessions, stable yields, regulated operations, and inflation linked revenue. Our airport services business generates revenue and distributable cash in a way that is broadly reflective of the economic health of the country. To the extent we invest in or acquire or develop businesses with revenue and cash generating capacity that is similarly GDP sensitive or businesses that do not possess these characteristics, our financial results could become more volatile and our share price could decline as a result of an increase in the real or perceived risk.

If borrowing costs increase or if debt terms become more restrictive, the cost of refinancing and servicing our debt will increase, reducing our profitability and ability to freely deploy capital or pay dividends to shareholders.

The majority of our indebtedness matures within three to six years. Refinancing this debt may result in substantially higher interest rates or margins or substantially more restrictive covenants. Any of these could limit operational flexibility or reduce dividends and/or distributions from our operating businesses to us, which would have an adverse impact on our ability to freely deploy capital and continue to maintain or grow dividends to our shareholders. We cannot provide assurance that we or the other owners of any of our businesses will be willing or able to make capital contributions to repay some or all of the debt if required.

Our holding company level debt could adversely affect our financial condition and results of operations, limit our operational and financing flexibility and negatively impact our business.

In 2014, we issued $350.0 million of convertible senior notes and entered into a senior secured revolving credit facility. This holding company level debt increases our interest payments and could have significant effects on our business, including the following:

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

We expect to obtain the funds to pay our expenses and to repay our indebtedness primarily from our operating businesses. Our ability to meet our expenses and make these payments therefore depends on the future performance of our businesses, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our businesses may not generate sufficient cash flow from operations in the future, which could result in our inability to repay indebtedness or to fund other liquidity needs. As a holding company with no operations, we are dependent on the ability of our businesses to make distributions to us to pay our expenses and repay our indebtedness. In addition, the senior secured revolving credit facility is guaranteed by MIC Ohana Corporation, our direct, wholly owned subsidiary. MIC Ohana Corporation is a holding company whose only material asset is the capital stock of our other subsidiaries. If we do not have enough funds, we may be required to refinance all or part of our then existing debt, sell assets or borrow more funds, which we may not be able to accomplish on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements may restrict us from pursuing any of these alternatives.

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

While it is our preference to own our businesses outright or to be able to exercise significant influence over our investments, including with respect to the timing and amount of distributions to us from those businesses, we may in some cases find the potential economic benefits of owning less than a controlling interest to be compelling. In such cases, we will attempt to co-invest with like-minded individuals/organizations. However, there can be no certainty that our interests with such co-investor(s) will always be aligned or that we will always be in a position to determine the amount and timing of distributions from such investments.

Disputes with a prior co-investor has resulted in our being involved in an arbitration proceeding. While we prevailed in this arbitration, it was costly and diverted the attention of our management and there was a delay associated with receipt of the benefits to which we were entitled.

Our ability to influence a joint venture business is typically governed by (and may be limited to) our rights under a shareholders’ agreement. We may not directly manage the day-to-day operations of a joint venture, and we may not be provided with notice of material events with respect such joint venture businesses (including, without limitation, potential liabilities for environmental health and safety (EHS) matters) in as timely a manner and with the same level of detail as we would if we were in such a day-to-day management role.

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

IMTT’s and BEC’s operations in particular are subject to complex, stringent and expensive environmental regulations, including compliance with emission limitations and/or air permits, and future compliance costs are difficult to estimate with certainty. IMTT also faces risks relating to the handling and transportation of significant amounts of hazardous materials. Failure to comply with regulations or other claims may give rise to interruptions in operations and civil or criminal penalties and liabilities that could adversely affect the profitability of this business and the distributions it makes to us, as could significant unexpected compliance costs. Further, these rules and regulations are subject to change and compliance with any changes could result in a restriction of the activities of our businesses, significant capital expenditures and/or increased ongoing operating costs.

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

Our businesses generally are, and will continue to be, subject to substantial regulation by governmental agencies. In addition, our businesses rely on obtaining and maintaining government permits, licenses, concessions, leases or contracts. Government entities, due to the wide-ranging scope of their authority, have significant leverage over us in their contractual and regulatory relationships with us that they may exercise in a manner that causes us delays in the operation of our businesses or pursuit of our strategy, or increased administrative expense. Furthermore, government permits, licenses, concessions, leases and contracts are generally very complex, which may result in periods of non-compliance, or disputes over interpretation or enforceability. If we fail to comply with these regulations or contractual obligations, we could be subject to monetary penalties or we may lose our rights to operate the affected business, or both. Where our ability to operate a business is subject to a concession or lease from the government, the concession or lease may restrict our ability to operate the business in a way that maximizes cash flows and profitability. Further, our ability to grow our current and future businesses will often require consent of numerous government regulators. Increased regulation restricting the ownership or management of U.S. assets by non-U.S. persons, given the non-U.S. ultimate ownership of our Manager, may limit our ability to pursue acquisitions. Any such regulation may also limit our Manager’s ability to continue to manage our operations, which could cause disruption to our businesses and a decline in our performance. In addition, any required government consents may be costly to seek and we may not be able to obtain them. Failure to obtain any required consents could limit our ability to achieve our growth strategy.

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

Accidents and incidents involving the aviation industry, particularly those involving the airports and heliport at which we operate, whether or not directly related to our Company’s services, and the media coverage thereof, can adversely impact our Company’s reputation and the demand for our services. Similarly, negative publicity or public perception of the energy-related industries in which we operate, including through media coverage of environmental contamination and climate change concerns, could reduce demand for our services and harm our reputation. Any reduction in demand for the services our businesses provide or damage to our reputation could have a material adverse effect on our results of operations and business prospects.

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

A period of low energy prices, or what has been characterized as an “oil” or “energy” glut, may not drive an increase in economic activity and capital investment. If instead it results in a lack of growth in economic activity and capital investment, and/or a slowing of the economy, demand for products and services provided by our airport services and/or bulk liquid terminal businesses may flatten or decline. A decline in the performance of these businesses could result in a decline in the value of our shares.

Revenue, cost of services/goods sold and gross profit may be adversely impacted by fluctuations in commodity prices at our business segments.

Revenue at our Atlantic Aviation and Hawaii Gas business segments is generated primarily from the re-sale of a commodity. Accordingly, fluctuations in the underlying cost of the commodity may be reflected in a similar movement in revenue and cost of services/goods sold such that:

•	a decline in the commodity price (assuming constant volume) may result in a decline in revenue and a corresponding decline in the cost of services/goods sold; and
•	an increase in the commodity price (assuming constant volume) may result in an increase in revenue and an increase in the cost of services/goods sold.

This volatility may or may not be apparent in our consolidated results given (i) revenue, costs of services/goods sold and gross profit in our segments may not exhibit the same degree of commodity price fluctuation (for example, the majority of revenues in our IMTT and CP&E segments are contracted revenues); (ii) the commodities sold in our Atlantic Aviation and Hawaii Gas segments may not exhibit the same degree of volatility; and (iii) such commodities may not do so simultaneously.

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

Although our businesses tend to produce stable financial results owing to a preponderance of contracted/concession based revenues and the provision of generally essential services, each operates in an environment which can generate seasonal variations in results. Our bulk liquid terminals business may generate incrementally more cash during cold weather months as a result of increased heating, throughput of certain products such as heating oil or the reduction in maintenance expenses. Our aviation services business may generate relatively more cash during cold weather months as a result of increased GA traffic into bases in Florida and intermountain West. Our BEC gas power facility generates more cash during periods of extreme temperature. Our solar power facilities may generate incrementally more cash during summer months when the number of daylight hours increases. Our gas production and distribution business may generate incrementally more cash during the peak tourism periods in Hawaii between mid-December and the end of March and from mid-June through mid-September. To the extent that our businesses collectively appear to generate more cash in the first quarter of the year, such performance, if annualized, could result in an overly optimistic estimate of the value of our shares.

Security breaches or interruptions in our information systems could materially adversely affect our business.

We rely on information technology networks and systems to process, transmit and store electronic information used to operate our businesses. We also share certain information technology networks with our Manager. The information technology we use, as well as the information technology systems used by our Manager, could be vulnerable to security breach, damage or interruption from computer viruses, cyber attacks, cyber terrorism, natural disasters or telecommunications failures. If our technology systems were to fail or be breached and we were unable to recover in a timely manner, we may be unable to fulfill critical business functions and confidential data could be compromised, which could have a material adverse effect on our results of operations, financial condition and cash flows.

Climate change, climate change regulations and greenhouse effects may adversely impact our operations and markets.

Climate change is receiving increased attention and there is an ongoing debate as to the extent to which our climate is changing, the possible causes of this change and its potential impacts. Some attribute global warming to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. The outcome of federal and state actions to address global climate change could result in significant new regulations, additional changes to fund energy efficiency activities or other regulatory actions. These actions could increase the costs of operating our businesses, reduce the demand for our products and services and impact the prices we charge our customers, any or all of which could adversely affect our results of operations. In addition, climate change could make severe weather events more frequent, which would increase the likelihood of capital expenditures to replace damaged physical property at our businesses.

We may face a greater exposure to terrorism than other companies because of the nature of our businesses.

We believe that our businesses face a greater risk of terrorist attack than other businesses, particularly our operations within the immediate vicinity of metropolitan and suburban areas. Because our businesses provide basic services relied on by many people, our facilities may be at greater risk for terrorism attacks than other businesses, which could affect our operations significantly. Any terrorist attacks that occur at or near our business locations would be likely to cause significant harm to our employees and assets. In recent years, insurers have significantly reduced the amount of insurance coverage available for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events. A terrorist attack that makes use of our property, or property under our control, may result in liability far in excess of available insurance coverage. In addition, any terrorist attack, regardless of location, could cause a disruption to our business and a decline in earnings. Furthermore, it is likely to result in an increase in insurance premiums and a reduction in coverage, which could cause our profitability to suffer.

Risks Related to IMTT

IMTT’s business is dependent on the demand for bulk liquid terminals capacity in the locations where it operates.

Demand for IMTT’s bulk liquid terminals is largely a function of demand for chemical, petroleum and vegetable and animal oil products and, less significantly, the extent to which such products are imported into and/or exported out of the United States. Demand for chemical, petroleum and vegetable and animal oil products is influenced by a number of factors, including economic conditions, growth in the economy, the absolute and relative pricing of chemical, petroleum and vegetable and animal oil products and their substitutes. Import and export volumes of these products to and from the United States are influenced by demand and supply imbalances in the United States and overseas, the cost of producing chemical, petroleum and vegetable and animal oil products domestically versus overseas and the cost of transporting the products between the United States and overseas destinations.

Specifically, increased production of natural gas or crude from mainland North America, the volatility of global crude prices or the lifting of the U.S. ban on crude oil exports may increase or decrease the demand for bulk liquid terminals. This situation continues to develop and the effects are not yet predictable.

In addition, changes in government regulations that affect imports and exports of bulk chemical, petroleum, renewable fuels and vegetable and animal oil products, including the imposition of surcharges or taxes on imported or exported products, could adversely affect import and export volumes to and from the United States. A reduction in demand for bulk liquid terminals, particularly in NYH or the Lower Mississippi River, as a consequence of lower demand for, or imports/exports of, chemical, petroleum or vegetable and animal oil products, could lead to a decline in storage rates and tankage volumes rented out by IMTT and adversely affect IMTT’s revenue and profitability and the distributions it makes to us.

IMTT’s business could be adversely affected by a substantial change in bulk liquid terminal or refining capacity or demand in the locations where it operates or in other alternative or substitute locations.

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

The interplay and proximity of terminal capacity, refining and end user demand is critical for the commercial viability of a terminal. Shifts in any of these factors may cause a decline in demand for our terminals or make other terminals more attractive, which could adversely affect IMTT’s revenue and profitability and the distributions it makes to us.

If IMTT does not deploy capital for growth or make such deployment on economically acceptable terms, any future growth of the business may be limited.

A portion of IMTT’s historical growth has been dependent on the deployment of growth capital. IMTT faces significant uncertainties and competition in the pursuit of growth opportunities. For example, decisions regarding new growth projects rely on numerous estimates, including among other factors, predictions of future demand for IMTT’s services, future supply shifts, crude oil production estimates, commodity price environments, economic conditions and potential changes in the financial condition of IMTT’s customers. IMTT’s predictions of such factors could cause it to forego certain investments or to lose opportunities to competitors who make investments based on more aggressive predictions. If IMTT cannot find projects with economically acceptable terms, future growth of this business may be limited.

A continued or sustained decrease in the global price of crude oil and its derivative products may negatively impact IMTT’s operations.

A decrease in oil prices over a long period of time may result in reduced demand for the services IMTT provides. Uncertainty in the oil markets may also result in IMTT’s customers entering into shorter term contracts for storage than they have previously. This would increase the frequency of customer contract renewals and negotiations and may result in more volatility in earnings.

IMTT customers who are negatively impacted by reduced oil prices may seek to renegotiate contract pricing or storage capacity in order to reduce operating costs. Low oil prices may also result in a lower level of growth capital expenditures by IMTT as its customers may not require additional storage or logistics assets and this may limit IMTT’s future growth. IMTT’s customer base includes large, multinational oil companies. If oil prices remain low or decline further, one or more of these companies could cease operations or be consolidated. This could result in a loss of customers and/or a consolidation among customers and may reduce IMTT’s revenue or concentrate counterparties to the point where the loss of any one could be material to the performance or prospects of the business.

IMTT’s agreements may be terminated or expire at the end of the current term upon requisite notice or renewed on different terms. If one or more of the current agreements is terminated and IMTT is unable to secure comparable alternative arrangements, its financial condition and results of operations may be adversely affected.

Upon expiration, agreements can generally be terminated by either party, though some agreements require the giving of requisite notice. Changing market conditions, including changes in petroleum product supply or demand patterns, forward-price structure, financial market conditions, regulations, accounting rules or other factors could cause IMTT’s customers to be unwilling to renew their storage agreements when those agreements terminate, or make them willing to renew only at lower rates or for shorter periods. If any of IMTT’s agreements are terminated or expire and IMTT is unable to secure comparable alternative arrangements, IMTT may not be able to generate sufficient additional revenue from third parties to replace any shortfall. Additionally, IMTT may incur substantial costs if modifications to its terminals are required by a new or renegotiated agreement.

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

IMTT may incur significant costs and liabilities in complying with environmental and occupational health and safety laws and regulations.

IMTT’s operations involve the transportation and storage of petroleum and chemical products which are subject to federal, state, and local laws and regulations governing release of materials and vapors into the environment, occupational health and safety aspects of our operations, and otherwise relating to the protection of the environment. Compliance with this array of federal, state, and local laws and regulations is difficult and may require significant capital expenditures and operating costs to mitigate or prevent pollution. Moreover, IMTT’s business is subject to spills, discharges or other releases of petroleum or chemical products or other hazardous substances or wastes into the environment and neighboring areas, in which events joint and several, strict liability may be imposed against us under certain environmental laws for costs required to remediate and restore impacted properties, for claims made by neighboring landowners and other third parties for personal injury, natural resource and property damages, and for costs required to conduct health studies. Failure to comply with applicable environmental, health, and safety laws and regulations may result in the assessment of sanctions, including fines, administrative, civil or criminal penalties, and permit revocations, the imposition of investigatory, corrective action, or remedial obligations and the issuance of injunctions limiting or prohibiting some or all of IMTT’s operations.

New laws and regulations, amendment of existing laws and regulations, increased government enforcement or other developments could require IMTT to make additional expenditures. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. IMTT is not able to predict the impact of new or changed laws or regulations or how such legal requirements are interpreted or enforced, but any such expenditures or costs for environmental and occupational health and safety compliance could have a material adverse effect on its results of operations, financial condition and profitability.

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

Many of IMTT’s facilities have been in service for several decades. Costs of maintaining those facilities could adversely affect IMTT’s results of operations.

IMTT’s terminals are generally long-lived assets. Some of those assets have been in service for several decades. The age and condition of these terminals could result in increased maintenance or remediation expenditures and an increased risk of product releases and associated costs and liabilities. Any significant increase in these expenditures, costs or liabilities could materially adversely affect IMTT’s results of operations, financial position or cash flows.

IMTT’s business is subject to federal, state and local laws and regulations that govern the product quality specifications of the products that it stores or transports. Changes in these regulations could impose costs on IMTT that would adversely affect its financial condition or results of operations.

Petroleum and other products that IMTT stores and transports are sold by customers for consumption into the public market. Various federal, state and local agencies have the authority to prescribe specific product quality specifications for commodities sold into the public market. Changes in product quality specifications or blending requirements could reduce IMTT’s revenue, require IMTT to incur additional costs or require capital expenditures. If IMTT is unable to recover these costs through increased revenue, its cash flows could be adversely affected.

IMTT’s business could be adversely affected by the insolvency of large customers.

IMTT has a number of customers that together generate a material proportion of IMTT’s revenue and gross profit. In 2015, IMTT’s ten largest customers by revenue generated approximately 50% of IMTT revenue. The insolvency of any of these large customers could result in an increase in unutilized storage capacity in the absence of such capacity being rented to other customers and adversely affect IMTT’s revenue and profitability and the distributions it makes to us.

Risks Related to Atlantic Aviation

Deterioration in the economy in general or in the aviation industry that results in less air traffic at airports that Atlantic Aviation services would have a material adverse impact on our business.

A large part of the business’ revenue is derived from fueling and other services provided to GA customers and, to a lesser extent, commercial air travelers. An economic downturn could reduce the level of air travel, adversely affecting Atlantic Aviation. GA travel is primarily a function of economic activity. Consequently, during periods of financial market dislocation, FBO customers may be more likely to curtail air travel.

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

A decline in financial markets activity could have a negative impact on Atlantic Aviation’s results of operations.

Atlantic Aviation may experience negative impacts to its results of operations due to a deterioration in the level of domestic and international financial markets activity. A deterioration in either equity or credit markets and its resultant impact on volume or value of debt or equity issuances and/or merger and acquisition activity may cause GA activity to decline and consequently impact our results of operations.

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

The previously announced transaction between Signature Flight Support and Landmark Aviation closed in February 2016. Accordingly, Signature Flight Support has a network of FBOs materially larger than Atlantic Aviation’s and materially larger than has ever existed in the industry. This may enhance Signature Flight Support’s competitive position in the industry and adversely affect Atlantic Aviation’s results of operations.

Airport leases may not be renewed on economically favorable terms.

Atlantic Aviation generates revenue pursuant to concessions granted by airport authorities. Airport authorities may choose at the expiration of the current concession to not renew the concession at all or to only renew the concession on terms which are economically unfavorable to Atlantic Aviation. The loss or modification of any of Atlantic Aviation’s airport leases could adversely impact its results of operations.

The termination for cause or convenience of one or more of the FBO leases would damage Atlantic Aviation’s operations significantly.

Atlantic Aviation’s revenue is derived from long-term leases on 69 airports in the U.S. If Atlantic Aviation defaults on the terms and conditions of its leases, including upon insolvency, the relevant authority may terminate the lease without compensation. In this case, Atlantic Aviation would then lose the income from that location and potentially the expected returns from prior capital expenditures. Atlantic Aviation would also likely be in default under its loan agreements and be obliged to repay its lenders a portion or the entire outstanding loan amount. Any such events would have a material adverse effect on Atlantic Aviation’s results of operations.

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

Failure to complete, or realize anticipated performance from acquisitions, expansions or developments could negatively impact Atlantic Aviation; the business’ increased indebtedness to fund such acquisitions, expansions or developments could reduce our operating flexibility.

Completing acquisitions, expansions or developments are subject to a number of conditions, and we may not complete such transactions on a timely basis or at all, which could have an adverse effect on the business and results of operations of our Atlantic Aviation business.

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

We may not be able to achieve anticipated levels of financial performance at the acquired assets within our expected time frames or at all. Atlantic Aviation may incur additional indebtedness to fund future acquisitions, expansions or developments. This increased level of indebtedness will increase interest expense and could reduce funds available for reinvestment or distribution to us.

Deterioration of business jet traffic at airports where Atlantic Aviation operates would decrease Atlantic Aviation’s ability to refinance or service its debt.

As of December 31, 2015, Atlantic Aviation had total long-term debt outstanding of $604.6 million, consisting of $600.5 million in term loan debt and $4.1 million in stand-alone debt facilities. The terms of these debt arrangements require compliance with certain operating and financial covenants. The ability of Atlantic Aviation to meet its respective debt service obligations and to refinance or repay their outstanding indebtedness will depend primarily upon cash produced by this business.

Reductions in U.S. military spending could result in a reduction in demand for services provided by Atlantic Aviation at certain airports in the U.S.

The U.S. military operates non-combat aircraft that are serviced at Atlantic Aviation FBOs around the U.S. and combat and non-combat aircraft that are serviced at certain airports where specific fuel and fuel-related services are provided by Atlantic Aviation. Cuts in U.S. military spending, to the extent they result in a reduction in the number of flights by military aircraft, could reduce revenue at Atlantic Aviation.

Atlantic Aviation is subject to extensive governmental regulations that could require significant expenditures. Regulators, such as The Transportation Security Administration (TSA), have and may continue to consider new regulations which could impair the relative convenience of GA and adversely affect demand for Atlantic Aviation’s services.

FBOs are subject to extensive regulatory requirements that could result in significant costs. For example, the FAA, from time to time, issues directives and other regulations relating to the management, maintenance and operation of facilities. Compliance with those requirements may cause Atlantic Aviation to incur significant expenditures. The proposal and enactment of additional laws and regulations, as well as any charges that Atlantic Aviation has not complied with any such laws and regulations, could significantly increase the cost of Atlantic Aviation’s operations and reduce overall revenue. In addition, new regulations, if implemented, could decrease the convenience and attractiveness of GA travel relative to commercial air travel and, therefore, may adversely impact demand for Atlantic Aviation’s services.

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

Risks Related to CP&E

Development and investment in the power industry involve various development, construction, operational, and regulatory risks that could materially adversely affect our financial results.

The development, construction, operation and maintenance of power generation facilities involve various operational risks, which can include mechanical and structural failure, accidents, labor issues or the failure of technology to perform as anticipated. Events outside our control, such as economic developments, changes in fuel prices or the price of other feedstocks, governmental policy changes, demand for energy and the like, could materially reduce the revenues generated or increase the expenses of constructing, operating, maintaining or restoring power generation businesses. Degradation of the performance of our facilities may reduce our revenues. Unanticipated capital expenditures associated with maintaining, upgrading or repairing our facilities may reduce profitability. We may also choose or be required to decommission a power generation facility or other asset. The decommissioning process could be protracted and result in the incurrence of significant financial and/or regulatory obligations or other uncertainties.

Our CP&E businesses may also face construction risks typical for power generation and related infrastructure businesses, including, without limitation:

•	labor disputes, work stoppages or shortages of skilled labor;
•	shortages of fuels or materials;
•	slower than projected construction progress and the unavailability or late delivery of necessary equipment;
•	delays caused by or in obtaining the necessary regulatory approvals or permits;
•	adverse weather conditions and unexpected construction conditions;
•	accidents or the breakdown or failure of construction equipment or processes;
•	difficulties in obtaining suitable or sufficient financing; and
•	force majeure or catastrophic events such as explosions, fires and terrorist activities and other similar events beyond our control.

Such developments could result in substantial unanticipated delays or expenses and, under certain circumstances, and could prevent completion of construction activities once undertaken. Construction costs may exceed estimates for various reasons, including inaccurate engineering and planning, labor and building material costs in excess of expectations and unanticipated problems with project start-up. Such unexpected increases may result in increased debt service costs and funds being insufficient to complete construction. Our facilities under development may receive little or no cash flow through the date of completion of development and may experience operating deficits after the date of completion. In addition, market conditions may change during the course of development that make such development less attractive than at the time it was commenced. Any events of this nature could severely delay or prevent the completion of, or significantly increase the cost of, the construction. In addition, there are risks inherent in the construction work which may give rise to claims or demands against us from time to time. Delays in the completion of any power project may result in lost revenues or increased expenses, including higher O&M costs.

Investments in electric power industries continue to experience increasing competitive pressures, primarily in wholesale markets, as a result of consumer demands, technological advances, greater availability of natural gas and other factors. Changes in regulation may support not only consolidation among domestic utilities and other power producers, but also the disaggregation of vertically integrated utilities into separate generation, transmission and distribution businesses. As a result, additional significant competitors could become active in the independent power industry.

Our CP&E businesses are subject to substantial regulations that impact operations and could result in additional costs.

The power and energy sectors are the subject of substantial and complex laws, rules and regulations. These regulators include the FERC, which has jurisdiction over the transmission and wholesale sale of electricity in interstate commerce and over the transportation, storage and certain sales of natural gas in interstate commerce, including the rates, charges and other terms and conditions for such services, respectively and the North American Electric Reliability Corporation (NERC), the purpose of which is to establish and enforce reliability standards applicable to all users, owners and operators of the bulk power system. These regulators derive their authority from, among other laws, the Federal Power Act, as amended (FPA), The Energy Policy Act of 2005, Natural Gas Act, as amended (NGA) and state and, perhaps, local public utility laws.

We rely on third-party suppliers and contractors when developing our power projects. The failure of those third parties to perform could adversely affect our results of operations.

We source engines, boilers, chillers, cogeneration systems, photovoltaic modules and other complex components from a wide selection of third-party suppliers and engage third-party contractors for the construction of power projects. We typically enter into contracts with our suppliers and contractors on a project-by-project basis and do not maintain long-term contracts with our suppliers or contractors. Therefore, we are generally exposed to price fluctuations and availability of products and components sourced from our suppliers and construction services procured from our contractors. In light of changing market dynamics and government policies, the price and availability of certain products have been subject to significant volatility in recent years. Increases in the prices of products and components, decreases in their availability, fluctuations in construction, labor and installation costs, or changes in the terms of our relationships with our suppliers and contractors may increase the cost of procuring equipment and engaging contractors and hence materially adversely affect our financial condition and results of operations.

Furthermore, the delivery of defective products or products or construction services by our suppliers or contractors which are otherwise not in compliance with contract specifications, or the late supply of products or construction services, may cause construction delays or power projects that fail to adhere to our quality and safety standards, which could have a material adverse effect on our business, results of operations, financial condition and cash flow.

Warranties provided by our suppliers and contractors may be limited or insufficient to compensate our losses, or may not cover the nature of our losses incurred.

We expect to benefit from various warranties, including product quality and performance warranties, provided by our supplies and contractors. These suppliers and contractors, however, may file for bankruptcy, cease operations or otherwise become unable or unwilling to fulfill their warranty obligations. Even if a supplier fulfills its warranty obligations, the warranty may not be sufficient to compensate us for all of our losses. In addition, the warranty period generally expires several years after the date that the equipment is delivered or commissioned and is subject to liability limits. Where damages are caused by defective products provided by our suppliers or construction services delivered by our contractors, our suppliers or contractors may be unable or unwilling to perform their warranty obligations as a result of their financial condition or otherwise, or if the warranty period has expired or a liability limit has been reached, there may be a reduction or loss of warranty protection for the affected projects, which could have a material adverse effect on our business, financial condition and results of operations.

Some of our generating capacity and the associated attributes of our facilities are not contracted and the price at which we can sell electricity may be impacted by price fluctuations in the wholesale power and energy markets.

Market prices for electricity, capacity and ancillary services are unpredictable and may fluctuate substantially. Unlike most other commodities, power can only be stored on a very limited basis and generally must be produced concurrently with its use. As a result, power prices are subject to significant volatility due to supply and demand imbalances, especially in the day-ahead and spot markets. CP&E’s results of operations, cash flows and financial condition may be impacted by lower prices for wholesale power.

CP&E depends on electric interconnection and transmission facilities that we do not own or control and that are potentially subject to transmission constraints. If these facilities fail to provide adequate transmission capacity, CP&E may be restricted in its ability to deliver electricity to customers.

CP&E depends on electric interconnection and transmission facilities owned and operated by others to deliver the power it generates. Certain off-taker contracts include limited provisions that allow for occasional curtailment of electricity generated by CP&E due to the limitations of the transmission system or electricity grid. Any constraints on, or the failure of, interconnections or transmission facilities could prevent CP&E from selling power and could adversely affect CP&E’s results of operations, cash flows and financial condition.

CP&E depends on counterparties performing in accordance with their agreements. If they fail to so perform, our CP&E businesses could incur substantial losses of revenue or additional expenses and business disruptions.

Counterparties to long-term agreements within CP&E may not perform their obligations in accordance with such agreements. Should they fail to perform, CP&E may be required to seek alternative purchasers of the power produced. The failure of any of the parties to perform in accordance with these agreements could adversely affect CP&E’s results of operations, cash flows and financial condition.

CP&E’s BEC facility depends on a single dedicated electric transmission facility which we own and operate. If there were to be a failure of this transmission cable, CP&E’s BEC facility may be restricted in its ability to deliver electricity to customers.

CP&E’s BEC facility depends on a subsea electricity transmission cable which runs under NYH from the project site to Brooklyn, New York. While the cables are buried under the riverbed, an accident or other failure of one or more of these cables could cause BEC to be unable to deliver electricity for a significant period of time. In addition, BEC’s facility expansion will result in greater utilization of the subsea cables. While the cables are rated to safely transmit additional power, BEC has not historically operated at this capacity. Any meaningful disruption in the cable’s performance could adversely affect CP&E’s results of operations, cash flows and financial condition.

We are exposed to the risk of fuel price volatility and interruptions in supplies and our failure to have adequate contingencies in place could have an adverse impact on our financial condition and results of operations.

For certain of CP&E’s current and future generating facilities, including BEC, we may be responsible for the purchase of fuel and face the risks of supply interruptions and fuel price volatility, as fuel deliveries may not exactly match those required for energy sales. CP&E’s fuel supply arrangements must be coordinated with transportation agreements, storage services, financial hedging transactions and other contracts so that the fuel is delivered to our facilities at the times, in the quantities and otherwise in a manner that meets CP&E’s needs. In addition, CP&E faces risks with regard to the delivery to and the use of fuel including the following:

•	transportation may be unavailable if pipeline infrastructure is damaged or disabled;
•	pipeline tariff changes may adversely affect our ability to, or cost to, deliver fuel supply;
•	third-party suppliers may default on supply obligations, and we may be unable to replace supplies currently under contract;
•	market liquidity for fuel or availability of storage services may be insufficient or available only at unfavorable prices; and
•	fuel quality variation may adversely affect our operations.

The generation of electricity from our solar and wind power facilities is dependent on meteorological conditions. If conditions are unfavorable, CP&E’s facilities may underperform which could materially adversely affect CP&E’s financial condition, cash flows and result of operations.

CP&E’s solar and wind power facilities are dependent on the available solar and wind resources. Historical solar insolation and wind speed data, combined with computer modeling, is used to project expected power generation. Actual conditions are beyond our control and may vary substantially from our projections. If actual conditions cause material underperformance, CP&E’s result of operations, cash flows and financial condition may be materially adversely affected. This may cause a default under some or all of CP&E’s debt facilities and/or limit CP&E’s ability to pay distributions to MIC.

We may not be able to replace expiring PPAs or tolling agreements with contracts on similar terms. If we are unable to replace an expired contract with an acceptable new contract, we will experience lower than anticipated revenues.

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

Renewable assets currently benefit from various federal, state and local governmental incentives. In the United States, these incentives include investment tax credits (ITC) or cash grants in lieu of ITCs, loan guarantees, RPS programs, modified accelerated cost-recovery system of depreciation and bonus depreciation. In addition, many U.S. states have adopted RPS programs mandating that a specified percentage of electricity sales come from eligible sources of renewable energy. If these government incentives or RPS requirements are reduced or eliminated, it could lead to fewer future power contracts or lead to lower prices for the sale of power in future power contracts, which could have a material adverse effect on future projects.

CP&E is subject to environmental laws that impose extensive and increasingly stringent requirements on CP&E’s ongoing operations, as well as potentially substantial liabilities arising out of environmental contamination. In addition, certain of CP&E’s current and future facilities may be subject to operating restrictions and limitations by a variety of regulatory bodies.

CP&E is subject to the environmental laws of U.S., federal, state and local authorities. CP&E must comply with numerous environmental laws and obtain numerous governmental permits and approvals to build and operate CP&E’s plants. Should CP&E fail to comply with any environmental requirements that apply to its operations, CP&E could be subject to administrative, civil and/or criminal liability and fines, and regulatory agencies could take other actions seeking to curtail operations. In addition, conventional power facilities, such as BEC, are subject to federal, state and local regulations which require certain permits to be obtained for their operations. Certain of these permits may restrict CP&E’s power facilities from operating under certain conditions or for more than a set number of hours per year. These regulatory limitations could adversely affect CP&E’s cash flow, results of operations or competitive position.

Policies at the national, regional and state levels to regulate Greenhouse Gas emissions, as well as climate change, could adversely impact CP&E’s results of operations, financial condition and cash flows.

Hazards customary to the power production industry include the potential for unusual weather conditions, which could affect fuel pricing and availability, as well as route to market or access to customers through transmission and distribution lines or to critical plant assets. To the extent that climate change contributes to the frequency or intensity of weather-related events, CP&E’s operations could be affected.

CP&E operates generating units in New Jersey that are not subject to the Regional Greenhouse Gas Initiative (RGGI), which is a regional cap and trade system. Future state-level legislative changes may result in generating units in New Jersey being subject to RGGI. These new rules could adversely impact CP&E’s results of operations, financial condition and cash flows.

CP&E competes with both conventional power industries and renewable power industries, which could limit our returns and materially adversely affect our financial condition.

The power industry faces intense competition from both conventional and renewable energy providers. Other energy sources may benefit from innovations that reduce costs, increase safety or otherwise improve their competitiveness. New natural resources may be discovered, or global economic, business or political developments may disproportionately benefit certain energy sources.

Other companies with which CP&E competes may have greater liquidity, greater access to credit and other financial resources, lower cost structures, more effective risk management policies and procedures, greater ability to incur losses, longer-standing relationships with customers, greater potential for profitability from ancillary services or greater flexibility in the timing of their sale of generation capacity and ancillary services than CP&E does.

CP&E’s competitors may be able to respond more quickly to new laws or regulations or emerging technologies, or to devote greater resources to the construction, expansion or refurbishment of their power generation facilities than CP&E can. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among current and new competitors and rapidly gain significant market share. There can be no assurance that CP&E will be able to compete successfully against current and future competitors, and any failure to do so could have a material adverse effect on CP&E’s results of operations.

Risks Related to Hawaii Gas

Hawaii Gas is exposed to the effects of changing commodity prices that have a history of price volatility. To the extent that these costs cannot be passed on to customers, both in the short-term or the long-term, the business’ gross profit and cash flows will be adversely affected.

The profitability of Hawaii Gas is based on the margin of sales prices over costs. Since LPG and feedstock for the SNG plant are commodities, changes in global supply of and demand for these products can have a significant impact on costs. Hawaii Gas has no control over these costs, and, to the extent that these costs cannot be hedged or passed on to customers, the business’ financial condition and the results of operations would be adversely affected.

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

Hawaii’s economy, and demand for Hawaii Gas’s products, is heavily influenced by economic conditions in the U.S. and Asia and their impact on tourism, as well as by government spending. If the local economy deteriorates, the volume of gas sold could be negatively affected by business closures or lower usage, either of which could adversely impact the business’ financial performance. Additionally, a lack of growth in the Hawaiian economy could reduce the level of new residential construction, and adversely impact growth in volume from new residential customers. A reduction in government activity, particularly military activity could also have a negative impact on Hawaii Gas’s results.

Changes in commodity market prices may have a negative effect on our liquidity.

Depending on the terms of our contracts with suppliers as well as the extent and success of our use of financial instruments to reduce our exposure related to volatility in the cost of LPG, changes in the market price of LPG could create payment obligations and expose the business to increased liquidity risk.

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

Any adverse decision by the HPUC concerning the level or method of determining utility rates, the items and amounts that may be included in the rate base, the returns on equity or rate base found to be reasonable, the potential consequences of exceeding or not meeting such returns, or any prolonged delay in rendering a decision in a rate or other proceeding, could have an adverse effect on our business.

As part of our acquisition, the business agreed to 14 regulatory conditions with the HPUC that address a variety of matters including: a requirement that Hawaii Gas and HGC’s ratio of consolidated debt to total capital does not exceed 65%; and a requirement to maintain $20.0 million in readily-available cash resources at Hawaii Gas, HGC or MIC. The business is currently in compliance with these conditions, however, future non-compliance with these or other HPUC regulatory conditions, could adversely impact the profitability of Hawaii Gas.

The proposed merger of Hawaii Electric Industries and NextEra Energy could create delays in the review of Hawaii Gas’s pending and future regulatory filings or result in a less favorable competitive landscape.

The proposed merger, announced in December 2014, contemplates the largest energy transaction in state history and its review will require a significant portion of Hawaii’s regulatory resources. In March 2015, the HPUC issued an order granting Hawaii Gas intervener status in the merger docket. As of December 31, 2015 the evidentiary hearings were in recess and scheduled to resume in early 2016, with additional briefs from the parties expected thereafter with no deadline for a final HPUC ruling. To the extent this delays the timely review of current or future Hawaii Gas regulatory filings, this may have an adverse impact on the business’ revenues and cash flows. Further, to the extent that the merged companies are permitted to further vertically integrate into fuel supply, this could also result in an adverse impact on the business’ revenues and cash flows.

The RNG and LNG initiatives expose Hawaii Gas to new supply, counterparty, facility, technology and regulatory risks.

Hawaii Gas continues to evaluate a range of RNG sources for conversion into pipeline quality gas in scale quantities. These initiatives include ongoing commercial negotiations to source biogas from waste water treatment plants, landfills and biomass. The source gas for these projects is often controlled, directly or indirectly, by state or municipal government, thereby requiring extended procurement processes which may delay the business’s plans for implementation. Hawaii Gas must report annually to the HPUC the percentage of feedstock and quantity of gas produced from non-petroleum feedstock. In the event Hawaii Gas’s RNG initiatives face procurement delays, regulators could impose a renewable portfolio standard on the business, resulting in significantly increased energy costs to the business and its customers.

Hawaii Gas has invested over $5.0 million to evaluate and plan for LNG transport from the mainland and utilization by the business, as well as to commence training and development of systems required for regulatory approval. This project is subject to ongoing implementation risk including but not limited to: the timely issuance of necessary permits, licenses and approvals by governmental agencies and third parties; unanticipated changes in market demand or supply; competition with similar projects; site difficulties; environmental conditions; delays of critical equipment and materials; and commercial arrangements to transport and distribute LNG. In August 2015, Hawaii Governor David Ige announced that his administration is opposed to LNG for electricity generation. If the project is delayed beyond the estimated implementation period, the actual cost of planning and implementation may increase beyond the amounts currently estimated in our capital and operating budgets. A delay in implementation would also cause a delay in the receipt of projected revenues, which may cause our financial results to be negatively impacted.

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

The changing nature of the Hawaii energy complex has had an impact on our Company’s staffing requirements. Volatility in feedstock prices, together with the impact of the State of Hawaii’s goals to reduce dependency on imported petroleum, requires staff with specialized knowledge of the energy sector. Because the resident labor pool in Hawaii is both small, and oriented mainly to Hawaii’s basic industries, it is difficult to find individuals with these specialized skill sets. Moreover, relocation to Hawaii is costly and often requires employees to make cultural and family adjustments not normally required for a change of employment. The inability to source and retain staff with appropriate skill sets could adversely impact the performance of our business.

Hawaii Gas’s operations on the islands of Hawaii, Maui and Kauai rely on LPG that is transported to those islands by Jones Act qualified barges from Oahu and from non-Jones Act vessels from off-island ports. Disruptions to service by those vessels could adversely affect the financial performance of our business.

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

Risks Related to Having an External Manager

We are subject to the terms and conditions of the Management Services Agreement between our Company and our Manager.

We cannot unilaterally amend the Management Services Agreement between ourselves and our Manager. Changes in the compensation of our Manager, certain rights held by the Manager or other components of the Agreement require the approval of our Manager and limit our ability to make changes without the consent of the Manager that could be beneficial to shareholders generally.

Our Manager owns a significant portion of our shares outstanding. A sale of all or a portion of the shares owned by our Manager could be interpreted by the equity markets as a lack of confidence in the prospects of our Company.

Our Manager, in its sole discretion, determines whether to reinvest base and performance fees in shares and whether to hold or sell those securities. Reinvestment of base and performance fees in additional shares would increase our Manager’s ownership stake in our Company. As of February 22, 2016, our Manager owned 6.97% of our outstanding shares. If our Manager decides, for reasons other than the performance and prospects of our Company, to reduce its position in our Company, such sales may be interpreted by some market participants as a lack of confidence in our Company and put downward pressure on the market price of our shares. Sales of shares by our Manager could increase the available supply and decrease the price if demand is insufficient to absorb such sales.

Certain provisions of the Management Services Agreement and the certificate of incorporation and bylaws of our Company make it difficult for third parties to acquire control of our Company and could deprive investors of the opportunity to obtain a takeover premium for their shares.

In addition to the limited circumstances in which our Manager can be terminated under the terms of the Management Services Agreement, the Management Services Agreement provides that in circumstances where the stock ceases to be listed on a recognized U.S. exchange as a result of the acquisition of stock by third parties in an amount that results in the stock ceasing to meet the distribution and trading criteria on such exchange or market, our Manager has the option to either propose an alternate fee structure and remain our Manager or resign, terminate the Management Services Agreement upon 30 days’ written notice and be paid a substantial termination fee. The termination fee payable on our Manager’s exercise of its right to resign as our Manager subsequent to a delisting of our shares could delay or prevent a change in control that may favor our shareholders. Furthermore, in the event of such a delisting, any proceeds from the sale, lease or exchange of a significant amount of assets must be reinvested in new assets of our Company, subject to debt repayment obligations. We would also be prohibited from incurring any new indebtedness or engaging in any transactions with shareholders of our Company or its affiliates without the prior written approval of our Manager. These provisions could deprive shareholders of opportunities to realize a premium on the shares owned by them.

The certificate of incorporation and bylaws of our Company contain a number of provisions that could have the effect of making it more difficult for a third-party to acquire, or discouraging a third-party from acquiring, control of our Company. These provisions include:

•	restrictions on our Company’s ability to enter into certain transactions with our major shareholders, with the exception of our Manager; in addition, our Company is governed by Section 203 of the Delaware General Corporation Law;
•	allowing only our Company’s Board of Directors to fill vacancies, including newly created directorships and requiring that directors may be removed with or without cause by a shareholder vote of 66 2/3%;
•	requiring that only our Company’s chairman or Board of Directors may call a special meeting of our shareholders;
•	prohibiting shareholders from taking any action by written consent;
•	establishing advance notice requirements for nominations of candidates for election to our Company’s Board of Directors or for proposing matters that can be acted upon by our shareholders at a shareholders’ meeting; and
•	having a substantial number of additional shares authorized but unissued.

Our Manager’s decision to reinvest its monthly base management fees and quarterly performance fees, as applicable, in shares or retain the cash will affect shareholders differently.

Our Manager is paid a management fee based on our Company’s market capitalization and potentially performance fees based on the total return generated on behalf of equity holders relative to a utilities-based benchmark. Our Manager, in its sole discretion, may elect to retain base management fees and performance fees, if applicable, paid in cash or to reinvest such payments in additional shares. In the event our Manager chooses not to reinvest the fees to which it is entitled in additional shares, the amount paid will reduce the cash that may otherwise be distributed as a dividend to all shareholders or used in our Company’s operations. In the event our Manager chooses to reinvest the fees to which it is entitled in additional shares, effectively returning the cash to us, such reinvestment and the issuance of new shares will dilute existing shareholders by the increase in the percentage of shares owned by our Manager. Either option may adversely impact the market for our shares.

In addition, our Manager has typically elected to invest its fees in shares, and, unless otherwise agreed with MIC, can only change this election during a 20-trading day window following our Company’s earnings release. Any change would apply to fees paid thereafter. Accordingly, shareholders would generally have notice of our Manager’s intent to receive fees in cash rather than reinvest before the change was effective.

Our Manager can resign with 90 days notice, or our CEO or CFO could be removed by our Manager, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations, which could adversely affect our financial results and negatively impact the market price of our shares.

Our Manager has the right, under the Management Services Agreement, to resign at any time with 90 days notice, whether we have found a replacement or not. The resignation of our Manager will trigger mandatory repayment obligations under debt facilities at certain of our operating companies. In addition, our Manager could re-assign or remove the CEO and/or the CFO from their positions and responsibilities at our Company without the Board’s approval and with little or no notice. If our Manager resigns or our CEO/CFO are removed, we may not be able to find a new external manager or hire internal management with similar expertise within 90 days to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial results could be adversely affected, perhaps materially, and the market price of our shares may decline substantially. In addition, the coordination of our internal management, acquisition activities and supervision of our businesses are likely to suffer if we were unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Manager and its affiliates.

Furthermore, if our Manager resigns, our Company and its subsidiaries will be required to cease use of the Macquarie brand entirely, and change their names to remove any reference to “Macquarie”. This may cause the value of our Company and the market price of our shares to decline.

Our externally managed model may not be viewed favorably by investors.

Our Company is externally managed by a member of the Macquarie Group. Our Manager receives a fee for its services that provides for a number of corporate center functions including the compensation of our management team and those who provide services to our Company on a shared basis, health and welfare benefits, the provision of facilities, technology and insurance (other than Directors and Officers). The fee is based on the market capitalization of our Company and thus increases as our Company grows. The size of the fee may bear no direct correlation with the actual cost of providing the agreed upon services and may be higher than the cost of managing our Company internally. Per the terms of the Management Services Agreement with our Manager, the default manner for satisfying any base or performance fees to which our Manager may be entitled is the issuance of additional shares. To the extent the fee continues to be satisfied with the delivery of additional shares, all shareholders are diluted and our hurdle for growing distributable cash on a per share basis will be higher.

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

Under the terms of the Management Services Agreement, our Manager must significantly underperform in order for the Management Services Agreement to be terminated. Our Company’s Board of Directors cannot remove our Manager unless:

•	our shares underperform a weighted average of two benchmark indices by more than 30% in relative terms and more than 2.5% in absolute terms in 16 out of 20 consecutive quarters prior to and including the most recent full quarter, and the holders of a minimum of 66.67% of the outstanding shares (excluding any shares owned by our Manager or any affiliate of the Manager) vote to remove our Manager;
•	our Manager materially breaches the terms of the Management Services Agreement and such breach has been unremedied within 60 days after notice;

•	our Manager acts with gross negligence, willful misconduct, bad faith or reckless disregard of its duties in carrying out its obligations under the Management Services Agreement, or engages in fraudulent or dishonest acts; or
•	our Manager experiences certain bankruptcy events.

Our Company’s Board of Directors cannot remove our Manager unless the market performance of our shares also significantly underperforms the benchmark index. If we were unable to remove our Manager in circumstances where the absolute market performance of our shares does not meet expectations, the market price of our shares could be negatively affected.

Risks Related to Ownership of Our Stock

The performances of our businesses or our holding company structure may limit our ability to make regular dividends in the future to our shareholders because we are reliant upon the cash flows and distributions from our businesses.

Our Company is a holding company with no operations. Therefore, we are dependent upon the ability of our businesses to make distributions to our Company to enable it to meet its expenses, and to make dividends to shareholders in the future. The ability of our operating subsidiaries and the businesses in which we invest to make distributions to our Company is subject to limitations based on their operating performance, the terms of their debt agreements, the applicable laws of their respective jurisdictions, and compliance of co-investors with applicable contracts and agreements. In addition, the ability of each business to reduce its outstanding debt will be similarly limited by its operating performance, as discussed below and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

The market price of our shares may fluctuate significantly. Many factors that are beyond our control may significantly affect the market price and marketability of our shares and may adversely affect our ability to raise capital through equity financings. These factors include, but are not limited to, the following:

•	significant volatility in the market price and trading volume of securities of Macquarie Group Limited and/or vehicles managed by the Macquarie Group or branded under the Macquarie name or logo;
•	significant volatility in the market price and trading volume of securities of registered investment companies, business development companies or companies in our sectors, which may not be related to the operating performance of these companies;
•	changes in our earnings or variations in operating results;
•	changes in our ratings from any of the ratings agencies;
•	any shortfall in EBITDA excluding non-cash items or Free Cash Flow from levels expected by securities analysts;
•	changes in regulatory policies or tax law;
•	operating performance of companies comparable to us;
•	loss of funding sources; and
•	substantial sales by our Manager or other significant shareholders.

We may issue preferred stock with rights, preferences and privileges that may be superior to the common stock, and these could have negative consequences for holders of our common stock.

We may issue shares of preferred stock in one or more financing transactions. We may also use the authorized preferred stock for funding transactions, including, among other things, acquisitions, strategic partnerships, joint ventures, restructurings, business combinations and investments, although we have no immediate plans to do so. We cannot provide assurances that any such transaction will be consummated on favorable terms or at all, that they will enhance shareholder value, or that they will not adversely affect our business or the trading price of our common stock. Any shares of preferred stock could be issued with rights, preferences and privileges that may be superior to those of our common stock. In addition, preferred stock could be issued for capital raising, financing and acquisition needs or opportunities that have the effect of making an acquisition of our Company more difficult or costly, as could also be the case if the board of directors were to issue additional common stock.

Our reported Earnings per Share (EPS), as defined under GAAP, does not reflect the cash generated by our businesses and may result in unfavorable comparisons with other businesses for which EPS is a useful component in valuation.

Our businesses own and invest in high-value, long-lived assets that generate large amounts of depreciation and amortization. Depreciation and amortization are non-cash expenses that serve to reduce reported EPS. We pay our Manager base and may pay performance fees both of which may be reinvested in additional shares thereby rendering them a non-cash expense. Whether the fees are settled in cash or reinvested in additional shares, they have the effect of reducing EPS. As a result, our financial performance may appear to be substantially worse compared with businesses whose earnings do not reflect the effects of depreciation and amortization (or other non-cash items). To the extent that our results appear to be worse, we may have relatively greater difficulty attracting investors in our stock.

Our inability, under GAAP, to consolidate the financial results of certain of our investments may make it relatively more difficult to analyze the cash generating capacity of our combined businesses.

We may make investments in certain businesses which we will be required to account for using the equity method rather than consolidate with the results of our other businesses. The equity method requires us to include the portion of the net income, as determined in accordance with GAAP, equal to our equity interest in the business in our consolidated statement of operations. The physical asset backed nature of the businesses in which we invest (and the higher levels of non-cash expenses including depreciation and amortization) may mean that the performance of these investments have relatively little impact on our consolidated statement of operations even where they generate positive cash flow and this cash flow may not be reflected in the valuation of our shares.

Our total assets include a substantial amount of goodwill and other intangible assets. The write-off of a significant portion of intangible assets would negatively affect our reported earnings.

Our total assets reflect a substantial amount of goodwill and other intangible assets. At December 31, 2015, goodwill and other intangible assets, net, represented approximately 40.0% of our total assets. Goodwill and other intangible assets were primarily recognized as a result of the acquisitions of our businesses. Other intangible assets consist primarily of airport operating rights, customer relationships and trade names. On at least an annual basis we assess whether there has been any impairment in the value of goodwill and assess for impairment of other intangible assets when there are triggering events or circumstances. If the carrying value of the tested asset exceeds its estimated fair value, impairment is deemed to have occurred. In this event, the intangible is written down to fair value. Under current accounting rules, this would result in a charge to reported earnings. We have recognized significant impairments in the past, and any future determination requiring the write-off of a significant portion of goodwill or other intangible assets would negatively affect our reported earnings and total capitalization, and could be material.

Our total assets include a substantial amount of intangible assets and fixed assets. The depreciation and amortization of these assets may negatively impact our reported earnings.

The high level of intangible and physical assets written up to fair value upon acquisition of our businesses generates substantial amounts of depreciation and amortization. These non-cash items serve to lower net income as reported in our consolidated statement of operations as well as our taxable income. The generation of net losses or relatively small net income may contribute to a net operating loss (NOL) carryforward that can be used to offset current taxable income in future periods. However, the continued reporting of little or negative net income may adversely affect the attractiveness of our Company among some potential investors and may reduce the market for our shares.

Risks Related to Taxation

We have significant NOL carryforwards that may be fully utilized over the next several years thereby subjecting us to payment of substantial federal income taxes and reducing our distributable Free Cash Flow.

We may, without the acquisition of businesses with NOLs, incurring performance fees or implementation of other strategies that provide us with additional tax shield, fully utilize our existing NOLs before we anticipate or have previously indicated. At that point we may be subject to federal income taxes in consolidation and any liability could be material. Any liability will reduce distributable Free Cash Flow and could prevent the growth or reduce the rate of growth of our dividends.

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

We have $426.2 million in federal NOL carryforwards at December 31, 2015. While we have concluded that all of the NOLs will more likely than not be realized, there can be no assurance that we will utilize the NOLs generated to date or any NOLs we might generate in the future. In addition, we have incurred state NOLs and have provided a valuation allowance against a portion of those. As with our federal NOLs, there is also no assurance that we will utilize those state losses or future losses that may be generated. Further, the State of Louisiana has limited the use of NOL carryforwards for 2015, 2016 and 2017. There can be no assurance that other states will not suspend the use of NOL carryforwards or that Louisiana will not extend its limitations.

The treatment of depreciation and other tax deductions under current U.S. federal income tax law may be adversely affected, changed or repealed in the future.

Under current law, certain capital expenditures are eligible for accelerated depreciation, including 50% bonus depreciation for assets placed in service prior to December 31, 2017, for U.S. federal income tax purposes. In addition, certain other expenses are eligible to be deducted for U.S. federal income tax purposes. This tax treatment may be adversely affected, changed or repealed by future changes in tax laws at any time, which may affect market perceptions of our Company and the market price of our shares could be negatively affected.

Our Company is subject to changes in tax laws and changes in the interpretation of existing tax laws.

We are subject to various taxing regimes, including federal, state, local and foreign taxes such as income, excise, sales/use, payroll, franchise, property, gross receipts, withholding and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations or the interpretation thereof are continuously being enacted or proposed that could result in increased expenditures for tax liabilities in the future and have a material adverse effect on our Company's financial condition, results of operations, and liquidity.

Our Company and our subsidiaries are subject to examinations and challenges by taxing authorities.

Periodic examinations or audits by taxing authorities could increase our tax liabilities and result in the imposition of interest and penalties. If challenges arising from such examinations and audits are not resolved in our Company's favor, they could have a material adverse effect on our Company's financial condition, results of operations, and liquidity.

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

IMTT

IMTT operates ten wholly-owned bulk liquid terminal facilities in the United States and has partial ownership in two companies that each own bulk liquid terminal facilities in Canada. The land on which the facilities are located is either owned or leased by IMTT with leased land comprising a small proportion of the total land in use. IMTT also owns the storage tanks, piping and transportation such as truck and rail loading equipment located at the facilities and related ship docks, except in Quebec and Geismar, where the docks are leased. The business believes that the aforementioned equipment is generally well maintained and adequate for the present operations. For further details, see “Our Businesses — IMTT — Locations” in Part I, Item 1.

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

Contracted Power and Energy

At December 31, 2015, the CP&E business owned five operating solar facilities, two wind facilities, a gas-fired power facility and a solar construction project in Hawaii. The business owns the solar panels and wind turbines and leases the land. For further details, see “Our Businesses — Contracted Power and Energy — Business and Industry Overview” in Part I, Item 1.

Project	State	Ownership or Lease Information
Tucson	Arizona	Long-term property lease until 2032.
Presidio	Texas	Long-term property leases until 2039 and 2040.
DMAFB	Arizona	Long-term property lease until 2039.
Valley Center	California	Long-term property lease until 2038.
Ramona	California	Long-term property lease until 2037.
Brahms	New Mexico	Five long-term property leases until 2044.
IWP	Idaho	Eighteen long-term property leases until from 2037 to 2050.
Waihonu	Hawaii	Long-term property lease for 20 years initiating at commercial operations date.
BEC	New Jersey	Long-term property lease with IMTT until 2045.

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

Island	Description	Use	Own/Lease
Oahu	SNG plant and land	Production of SNG	Own
Oahu	Kamakee Street buildings and maintenance yard	Engineering, maintenance facility, warehouse	Own
Oahu	LPG baseyard	Storage facility for tanks and cylinders	Lease
Oahu	Topa Fort Street Tower	Executive offices	Lease
Oahu	Various holding tanks	Store and supply LPG to utility customers	Lease
Maui	Office, tank storage facilities and baseyard	Island-wide operations	Lease
Kauai	Office	Island-wide operations	Own
Kauai	Tank storage facility and baseyard	Island-wide operations	Lease
Hawaii	Office, tank storage facilities and baseyard	Island-wide operations	Own

ITEM 3. LEGAL PROCEEDINGS

IMTT Bayonne — Remediation Estimate

The Bayonne, New Jersey terminal, portions of which have been acquired and aggregated over a 30-year period, contain pervasive remediation requirements that were assumed at the time of purchase from the various former owners. One former owner retained environmental remediation responsibilities for a purchased site as well as sharing other remediation costs. These remediation requirements are documented in two memoranda of agreement and an administrative consent order with the State of New Jersey. Remediation efforts entail removal of free product, soil treatment, repair/replacement of sewer systems, and the implementation of containment and monitoring systems. These remediation activities are estimated to span a period of ten to twenty or more years at a cost ranging from $30.0 million to $65.0 million. The remediation activities at the terminal are estimated based on currently available information, in undiscounted U.S. dollars and is inherently subject to relatively large fluctuation.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares are traded on the NYSE under the symbol “MIC”. The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share on the NYSE:

	High	Low
Fiscal 2014
First Quarter	$59.05	$51.52
Second Quarter	62.42	54.55
Third Quarter	73.47	61.03
Fourth Quarter	72.90	62.58
Fiscal 2015
First Quarter	$83.65	$67.55
Second Quarter	87.88	80.63
Third Quarter	85.70	69.84
Fourth Quarter	83.38	64.06
Fiscal 2016
First Quarter (through February 19, 2016)	$71.82	$51.83

As of February 19, 2016, we had 80,084,457 shares issued and outstanding that we believe were held by 261 holders of record.

The following represents the Company’s relative share price performance from December 31, 2010 through December 31, 2015.

MIC
Russell 2000
MSCI US Utilities Index
Index Levels
900
800
700
600
500
400
300
200
100
-
Jan-10
Jul-10
Jan-11
Jul-11
Jan-12
Jul-12
Jan-13
Jul-13
Jan-14
Jul-14
Jan-15
Jul-15
Jan-16
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

Since January 1, 2014, MIC has paid or declared the following dividends:

Declared	Period Covered	$ per Share	Record Date	Payable Date
February 18, 2016	Fourth quarter 2015	$1.15	March 3, 2016	March 8, 2016
October 29, 2015	Third quarter 2015	$1.13	November 13, 2015	November 18, 2015
July 30, 2015	Second quarter 2015	$1.11	August 13, 2015	August 18, 2015
April 30, 2015	First quarter 2015	$1.07	May 14, 2015	May 19, 2015
February 17, 2015	Fourth quarter 2014	$1.02	March 2, 2015	March 5, 2015
October 27, 2014	Third quarter 2014	$0.98	November 10, 2014	November 13, 2014
July 3, 2014	Second quarter 2014	$0.95	August 11, 2014	August 14, 2014
April 28, 2014	First quarter 2014	$0.9375	May 12, 2014	May 15, 2014
February 18, 2014	Fourth quarter 2013	$0.9125	March 3, 2014	March 6, 2014

Tax Treatment of 2015 Dividends

The Company has determined that none of the dividends paid in 2015 were characterized as a dividend for U.S. federal income tax purposes. All dividends were characterized as returns of capital, capital gain, or combination thereof depending on each shareholder’s tax basis.

Future dividends, if any, may be characterized as a dividend or a return of capital/capital gain depending on the earnings and profits of the Company as determined in accordance with the Internal Revenue Code. Holders of MIC shares are encouraged to seek their own tax advice with regard to their investment in MIC.

Future Dividends

We currently intend to maintain a payout ratio between 75% and 85% of the Free Cash Flow generated by our businesses. The payment is expected to take the form of a quarterly cash dividend to our shareholders. We define Free Cash Flow as cash from operating activities, which reflects cash paid for interest, taxes and pension contributions, less maintenance capital expenditures, and includes principal repayments on capital lease obligations used to fund maintenance capital expenditures, and excludes changes in working capital. For the avoidance of doubt, any base management fees and performance fees, if any, are excluded from the calculation of Free Cash Flow whether paid in cash or stock.

We currently intend to maintain, and where possible, increase our quarterly cash dividend to our shareholders. The MIC Board has authorized a quarterly cash dividend of $1.15 per share for the quarter ended December 31, 2015. In addition to the dividends for the first three quarters for 2015, this represents a cumulative 2015 dividend of $4.46 per share compared with $3.89 per share for 2014, or an increase of 14.7%. In determining whether to adjust the amount of our quarterly dividend, our Board will take into account such matters as the state of the capital markets and general business conditions, the Company’s financial condition, results of operations, capital requirements, capital opportunities and any contractual, legal and regulatory restrictions on the payment of dividends by the Company to its shareholders or by its subsidiaries to the Company, and any other factors that it deems relevant, subject to maintaining a prudent level of reserves and without creating undue volatility in the amount of such dividends where possible. Moreover, the Company’s senior secured credit facility and the debt commitments at our businesses contain restrictions that may limit the Company’s ability to pay dividends. Although historically we have declared cash dividends on our shares, any or all of these or other factors could result in the modification of our dividend policy, or the reduction, modification or elimination of our dividend in the future.

We believe our current policy with respect to paying a cash dividend supports our view of the Company as a potentially attractive total return investment opportunity. From 2007 through 2015, our adjusted proportionately combined Free Cash Flow per share grew at a compound annual rate of 13.7%. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Consolidated — Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow” and “Summary of Our Proportionately Combined Results” for further information on our calculation of Free Cash Flow and our proportionately combined financial measures in Part II, Item 7.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data includes the results of operations, cash flow and balance sheet data for the years ended, and as of, December 31, 2015, 2014, 2013, 2012 and 2011 for our consolidated group, with the results of businesses acquired during those five years being included from the date of each acquisition. The selected financial data for each of the five years in the period ended December 31, 2015 have been derived from the consolidated financial statements of the Company, which financial statements have been audited by KPMG LLP. The information below should be read in conjunction with the consolidated financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	($ In Thousands, Except Share and Per Share Data)
Statement of operations data:
Revenue
Service revenue	$1,288,501	$1,064,682	$770,360	$768,617	$731,033
Product revenue	350,749	284,400	267,096	260,893	252,766
Financing and equipment lease income	—	1,836	3,563	4,536	4,992
Total revenue	1,639,250	1,350,918	1,041,019	1,034,046	988,791
Cost of revenue
Cost of services(1)	551,029	546,609	434,177	448,993	416,438
Cost of product sales	168,954	192,881	185,843	188,099	189,768
Gross profit	919,267	611,428	420,999	396,954	382,585
Selling, general and administrative expenses	304,862	265,254	210,060	213,372	202,486
Fees to Manager-related party	354,959	168,182	85,367	89,227	15,475
Depreciation	215,243	98,442	39,150	31,587	33,815
Amortization of intangibles	101,435	42,695	34,651	34,601	42,107
Loss from customer contract termination	—	1,269	5,906	—	—
Loss (gain) on disposal of assets	2,093	1,279	226	(1,358)	1,522
Total operating expenses	978,592	577,121	375,360	367,429	295,405

	Year Ended December 31,
	2015	2014	2013	2012	2011
	($ In Thousands, Except Share and Per Share Data)
Operating (loss) income	(59,325)	34,307	45,639	29,525	87,180
Interest income	55	112	204	222	112
Interest expense	(123,079)	(73,196)	(37,044)	(46,623)	(59,361)
Loss on extinguishment of debt	—	(90)	(2,472)	—	—
Equity in earnings and amortization charges of investee	—	26,391	39,115	32,327	22,763
Gain from acquisition/divestiture of businesses(2)	—	1,027,054	—	—	—
Other income, net	3,381	331	681	1,085	912
Net (loss) income before income taxes	(178,968)	1,014,909	46,123	16,536	51,606
Benefit (provision) for income taxes	65,161	24,374	(18,043)	(2,285)	(22,718)
Net (loss) income	$(113,807)	$1,039,283	$28,080	$14,251	$28,888
Less: net (loss) income attributable to noncontrolling interests	(5,270)	(2,745)	(3,174)	930	1,545
Net (loss) income attributable to MIC	$(108,537)	$1,042,028	$31,254	$13,321	$27,343
Basic (loss) income per share attributable to MIC	$(1.39)	$16.54	$0.61	$0.29	$0.59
Weighted average number of shares outstanding: basic	77,997,826	62,990,312	51,381,003	46,635,049	45,995,207
Diluted (loss) income per share attributable to MIC	$(1.39)	$16.10	$0.61	$0.29	$0.59
Weighted average number of shares outstanding: diluted(3)	77,997,826	64,925,565	51,396,146	46,655,289	46,021,015
Cash dividends declared per share	$4.46	$3.8875	$3.35	$2.20	$0.80

(1)	Includes depreciation expense of $4.4 million, $6.7 million, $6.7 million and $6.6 million for the years ended December 31, 2014, 2013, 2012 and 2011, respectively, relating to the district energy business, a component of CP&E segment prior to the Company’s divestiture of the business on August 21, 2014.
(2)	Gain from acquisition/divestiture of businesses represents the gain of $948.1 million from IMTT Acquisition from the remeasuring to fair value of the Company’s previous 50% ownership interest and the gain of $78.9 million from the sale of the Company's interest in the district energy business.
(3)	Diluted weighted average number of common stock outstanding reflects the effect of potentially dilutive shares assuming: (i) the restricted stock unit grants provided to the independent directors had been fully converted to shares on the grant dates; (ii) the $67.8 million of the performance fee for the quarter ended June 30, 2015, settlement of which was deferred to July 2016, had been reinvested in shares by the Manager, in July 2015; and (iii) the convertible senior notes that were issued on July 15, 2014 had been fully converted into shares on that date. The potentially dilutive shares are excluded in the calculation if the effect is anti-dilutive or when the Company has a net loss for the period.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	($ In Thousands)
Statement of cash flows data:
Cash provided by operating activities	$381,156	$251,615	$155,117	$217,911	$91,042
Cash (used in) provided by investing activities	(448,816)	(1,068,806)	(139,636)	2,477	(39,682)
Cash provided by (used in) financing activities	42,896	632,422	76,516	(101,798)	(53,137)
Effect of exchange rate changes on cash and cash equivalents	(856)	(590)	—	—	—
Net (decrease) increase in cash and cash equivalents	$(25,620)	$(185,359)	$91,997	$118,590	$(1,777)

	As of December 31,
	2015	2014	2013	2012	2011
	($ In Thousands)
Balance sheet data:
Total current assets	$239,924	$256,890	$406,550	$253,910	$143,313
Property, equipment, land and leasehold improvements, net	4,116,163	3,362,585	854,169	708,031	561,022
Intangible assets, net	934,892	959,634	592,850	626,902	662,135
Goodwill	2,017,211	1,996,259	514,494	514,640	516,175
Total assets	$7,378,828	$6,625,188	$2,500,865	$2,223,694	$2,168,633
Total current liabilities	$308,790	$224,332	$271,452	$245,330	$148,902
Deferred income taxes	840,191	904,108	189,719	169,392	177,262
Long-term debt, net of current portion	2,793,194	2,364,866	831,027	1,052,584	1,086,053
Total liabilities	4,176,386	3,655,020	1,347,597	1,526,129	1,474,773
Stockholders' equity	$3,030,190	$2,787,163	$1,042,228	$655,028	$703,682

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Macquarie Infrastructure Corporation should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere herein.

We own, operate and invest in a diversified group of businesses that provide services, such as bulk liquid terminalling and handling services, aircraft fueling, contracted power facilities and utility gas services to businesses, government agencies and individuals primarily in the U.S. Our businesses are IMTT, Atlantic Aviation, our interests in contracted power facilities and Hawaii Gas.

Our businesses generally operate in sectors with barriers to entry including high initial development and construction costs, long-term contracts or the requirement to obtain government approvals and a lack of immediate cost-effective alternatives to the services provided. Overall they tend to generate sustainable, stable and growing cash flows over the long term.

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

The businesses that comprise our CP&E segment generate revenue pursuant primarily to long-dated PPAs and tolling agreements with creditworthy power off-takers.

At Hawaii Gas, we focus on the provision of gas services to commercial, residential and governmental customers throughout the islands of Hawaii and seek to grow by increasing the number of customers served, the volume of gas sold and the margins achieved on gas sales. Hawaii Gas actively markets its products and services in an effort to develop new customers throughout Hawaii.

Recent Activities

Conversion to Corporation (Conversion)

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

CP&E — Bayonne Energy Center (BEC) Acquisition

On April 1, 2015, we completed the acquisition of a 100% interest in BEC for a purchase price of $718.0 million (net of post-closing working capital adjustments), which consisted of $208.9 million in cash and the assumption of $509.1 million of debt, excluding transaction costs. We funded the cash consideration for the acquisition by drawing on the MIC senior secured revolving credit facility and using cash on hand. BEC is a 512 MW gas-fired power facility located in Bayonne, New Jersey, adjacent to IMTT’s Bayonne terminal. BEC has tolling agreements with a creditworthy off-taker for 62.5% of its power generating capacity and power produced is delivered to New York City via a dedicated transmission cable under NYH. At December 31, 2015, tolling agreements have a megawatt-weighted average remaining life of approximately 12 years.

Results of Operations

Consolidated

	Year Ended December 31,			Change (From 2014 to 2015) Favorable/(Unfavorable)		Change (From 2013 to 2014) Favorable/(Unfavorable)
	2015	2014	2013	$	%	$	%
	($ In Thousands) (Unaudited)
Revenue
Service revenue	$1,288,501	$1,064,682	$770,360	223,819	21.0	294,322	38.2
Product revenue	350,749	284,400	267,096	66,349	23.3	17,304	6.5
Financing and equipment lease income	—	1,836	3,563	(1,836)	(100.0)	(1,727)	(48.5)
Total revenue	1,639,250	1,350,918	1,041,019	288,332	21.3	309,899	29.8
Costs and expenses
Cost of services	551,029	546,609	434,177	(4,420)	(0.8)	(112,432)	(25.9)
Cost of product sales	168,954	192,881	185,843	23,927	12.4	(7,038)	(3.8)
Gross profit	919,267	611,428	420,999	307,839	50.3	190,429	45.2
Selling, general and administrative	304,862	265,254	210,060	(39,608)	(14.9)	(55,194)	(26.3)
Fees to Manager-related party	354,959	168,182	85,367	(186,777)	(111.1)	(82,815)	(97.0)
Depreciation	215,243	98,442	39,150	(116,801)	(118.6)	(59,292)	(151.4)
Amortization of intangibles	101,435	42,695	34,651	(58,740)	(137.6)	(8,044)	(23.2)
Loss from customer contract termination	—	1,269	5,906	1,269	100.0	4,637	78.5
Loss on disposal of assets	2,093	1,279	226	(814)	(63.6)	(1,053)	NM
Total operating expenses	978,592	577,121	375,360	(401,471)	(69.6)	(201,761)	(53.8)
Operating (loss) income	(59,325)	34,307	45,639	(93,632)	NM	(11,332)	(24.8)
Other income (expense)
Interest income	55	112	204	(57)	(50.9)	(92)	(45.1)
Interest expense(1)	(123,079)	(73,196)	(37,044)	(49,883)	(68.1)	(36,152)	(97.6)
Loss on extinguishment of debt	—	(90)	(2,472)	90	100.0	2,382	96.4
Equity in earnings and amortization charges of investee	—	26,391	39,115	(26,391)	(100.0)	(12,724)	(32.5)
Gain from acquisition/divestiture of businesses	—	1,027,054	—	(1,027,054)	(100.0)	1,027,054	NM
Other income, net	3,381	331	681	3,050	NM	(350)	(51.4)
Net (loss) income before income taxes	(178,968)	1,014,909	46,123	(1,193,877)	(117.6)	968,786	NM
Benefit (provision) for income taxes	65,161	24,374	(18,043)	40,787	167.3	42,417	NM
Net (loss) income	$(113,807)	$1,039,283	$28,080	(1,153,090)	(111.0)	1,011,203	NM
Less: net loss attributable to noncontrolling interests	(5,270)	(2,745)	(3,174)	2,525	92.0	(429)	(13.5)
Net (loss) income attributable to MIC	$(108,537)	$1,042,028	$31,254	(1,150,565)	(110.4)	1,010,774	NM

NM — Not meaningful

(1)	Interest expense includes losses on derivative instruments of $30.5 million, $21.3 million and $7.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Results of Operations: Consolidated — (continued)

Key Factors Affecting Operating Results:

•	contributions from the IMTT Acquisition;
•	improved gross profit primarily at Atlantic Aviation;
•	contributions from acquired businesses in CP&E; and
•	absence of costs related to the IMTT Acquisition; offset by
•	higher performance fees; and
•	increased interest expense.

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

Gross Profit

Consolidated gross profit increased from 2014 to 2015 primarily reflecting the consolidation of IMTT’s results, contribution from the acquisition of BEC and wind power facilities and improved results at Atlantic Aviation including the contribution from acquired FBOs. These increases were offset by the sale of the district energy business in August 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased in 2015 compared with 2014 primarily due to contributions from the 2015 and 2014 acquisitions at CP&E and Atlantic Aviation, the consolidation of IMTT and costs associated with the Conversion. These increases are partially offset by costs incurred for the IMTT Acquisition during the third quarter of 2014 and the sale of the district energy business in August 2014.

Fees to Manager

Our Manager is entitled to a monthly base management fee based primarily on our market capitalization, and potentially a quarterly performance fee, based on the performance of our stock relative to a U.S. utilities index. For the years ended December 31, 2015 and 2014, we incurred base management fees of $70.6 million and $46.6 million, respectively, and performance fees of $284.4 million and $121.5 million, respectively. In all of these periods, excluding $67.8 million of the performance fee for the quarter ended June 30, 2015 and $65.0 million of the performance fee for the quarter ended September 30, 2014, our Manager elected to reinvest these fees in additional shares.

The unpaid portion of the base management fees and performance fees, if any, at the end of each reporting period is included in due to Manager-related party in the consolidated balance sheets. The following table shows our Manager’s election to reinvest its base management fees and performance fees, if any, in additional shares, except as noted:

Period	Base Management Fee Amount ($ in thousands)	Performance Fee Amount ($ in thousands)	Shares Issued
2015 Activities:
Fourth quarter 2015	$17,009	$—	227,733	(1)
Third quarter 2015	18,118	—	226,914
Second quarter 2015	18,918	135,641	223,827	(2)
First quarter 2015	16,545	148,728	2,068,038
2014 Activities:
Fourth quarter 2014	$14,192	$—	208,122
Third quarter 2014	13,915	116,586	947,583	(3)
Second quarter 2014	9,535	4,960	243,329
First quarter 2014	8,994	—	164,546

Results of Operations: Consolidated — (continued)

Period	Base Management Fee Amount ($ in thousands)	Performance Fee Amount ($ in thousands)	Shares Issued
2013 Activities:
Fourth quarter 2013	$8,455	$—	155,943
Third quarter 2013	8,336	6,906	278,480
Second quarter 2013	8,053	24,440	603,936
First quarter 2013	7,135	22,042	522,638

(1)	Our Manager elected to reinvest all of the monthly base management fees for the fourth quarter of 2015 in shares of MIC common stock. The Company issued 227,733 shares, of which 77,019 shares were issued in January 2016 for the December 2015 monthly base management fee.
(2)	In July 2015, our Board requested, and our Manager agreed, that $67.8 million of the performance fee for the quarter ended June 30, 2015 be settled in cash in July 2015 to minimize dilution. The remaining $67.8 million obligation was deferred until July 2016. At July 2016, the MIC Board will consider whether the remaining obligation may be settled in cash or shares, or a combination thereof.
(3)	In October 2014, our Board requested, and our Manager agreed, that $65.0 million of the performance fee for the quarter ended September 30, 2014 be settled in cash using the proceeds from the sale of the district energy business to minimize dilution. The remainder of the fee of $51.6 million was reinvested in additional shares of MIC.

Depreciation

Depreciation expense increased in 2015 compared with 2014 primarily as a result of fixed assets acquired in conjunction with the IMTT Acquisition and the depreciation associated with businesses acquired during 2015 and 2014.

Atlantic Aviation’s depreciation expense increased during 2015 due to the reassessment of the useful lives of its leasehold and land improvements related to leases at certain airports to generally match these useful lives with the remaining lease terms plus extensions under Atlantic Aviation’s control. This change will generally accelerate depreciation expense at the affected sites. As a result of this reassessment, the business recorded a non-cash impairment of $2.8 million during the quarter ended March 31, 2015. The change in useful life also resulted in increased depreciation expense of $4.3 million in 2015.

In addition, during the first quarter of 2015, a non-cash impairment charge of $4.2 million was recorded due to a change in the current lease contract at one of the sites.

Amortization of Intangibles

Amortization of intangibles increased in 2015 compared with 2014 primarily at Atlantic Aviation and from the intangible assets acquired in conjunction with the IMTT Acquisition.

The increase in amortization expense at Atlantic Aviation is attributable to the reassessment of the useful lives of its contractual arrangements related to leases at certain airports to generally match these useful lives with the remaining lease terms plus extensions under Atlantic Aviation’s control. This change will generally accelerate amortization expense at the affected sites. As a result of this reassessment, the business recorded a non-cash impairment of $13.5 million for the quarter ended March 31, 2015. The change in useful life also resulted in increased amortization expense of $18.6 million in 2015.

In addition, during the first quarter of 2015, a non-cash impairment charge of $17.8 million was recorded due to a change in the current lease contract at one of the sites.

Results of Operations: Consolidated — (continued)

Interest Expense and Losses on Derivative Instruments

Interest expense includes losses on derivative instruments of $30.5 million and $21.3 million for 2015 and 2014, respectively. Losses on derivatives recorded in interest expense are attributable to the change in fair value of interest rate hedging instruments. For 2014, losses on derivatives also included the reclassification of amounts from accumulated other comprehensive loss into earnings. Excluding the derivative adjustments, interest expense for 2015 compared with 2014 increased primarily due to (i) the consolidation of IMTT debt; (ii) incremental debt from the acquisitions of BEC and one of the 2014 wind power facilities, partially offset by the absence of debt related to district energy business; (iii) interest expense associated with the convertible senior notes that were issued in July 2014; and (iv) borrowings on the MIC revolving credit facility.

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

Equity in Earnings and Amortization Charges of Investee

The decrease in equity in earnings in 2015 compared with 2014 is due to the consolidation of IMTT’s results from July 16, 2014 and thereafter compared with the equity method of accounting for IMTT’s results prior to the acquisition date.

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

On July 16, 2014, we completed the acquisition of the remaining 50% interest in IMTT that we did not own for $1.029 billion. Prior to this acquisition, our investment in IMTT was accounted for using the equity method of accounting. As of the closing date, we have consolidated IMTT’s results and the business is considered a reportable segment. The acquisition of the remaining 50% interest in IMTT requires that all assets and liabilities of IMTT be recorded at fair value including our previous 50% ownership. This resulted in a pre-tax gain of $948.1 million due to the remeasuring to fair value of our previous 50% ownership of IMTT.

Income Taxes

We file a consolidated federal income tax return that includes the financial results for IMTT, Atlantic Aviation, BEC, Hawaii Gas and our allocable share of the taxable income (loss) from our solar and wind power facilities, which are treated as partnerships for tax purposes. Prior to July 16, 2014, IMTT filed a separate federal income tax return. Distributions we received from IMTT were characterized as dividends, returns of capital or capital gains. Generally, 20% of any distribution characterized as dividend was included in our taxable income and subject to tax at our statutory rate. Distributions characterized as returns of capital were not subject to current tax. Distributions characterized as capital gain were subject to tax at statutory rates. Subsequent to July 16, 2014, IMTT joined the MIC federal consolidated group. Distributions we receive from IMTT after that date generally will not be subject to tax.

For 2015, we expect to incur federal taxable losses which will increase our consolidated NOL carryforward balance. Notwithstanding our consolidated NOLs, each business records federal income taxes on a standalone basis. The current portion of the federal income taxes recorded by the businesses is eliminated in consolidation with the application of MIC’s NOLs.

Results of Operations: Consolidated — (continued)

We believe that we will be able to utilize all of our federal prior year NOLs, which will begin to expire after 2021 and completely expire after 2035. Our federal NOL balance at December 31, 2015 was $426.2 million. As a result of having federal NOL carryforwards, together with other planned tax strategies, we do not expect to make regular federal tax payments until the second half of 2019. For 2015, we expect to report a current year taxable loss of $149.6 million and we do not expect to pay any federal Alternative Minimum Tax.

For 2015, we recorded an income tax benefit of $65.2 million, which included a federal tax benefit of $53.6 million, a state tax benefit of $13.9 million, and an increase in valuation allowance of $2.3 million. For 2014, we recorded an income tax benefit of $24.4 million, which includes a federal tax benefit of $22.9 million and a decrease in valuation allowances of $2.2 million. This is offset by state tax expense of $699,000. Cash state and local taxes paid by our individual businesses are discussed in the sections entitled “Income Taxes” within the results of operations for each of these businesses.

The increase in income tax benefit in 2015 compared with 2014 is primarily due to higher performance fees recognized in 2015. The income tax benefit in 2014 reflects the write-off of the deferred tax liability associated with the investment in IMTT that had been created under the equity method of accounting, partially offset by the capital gain generated on the sale of the district energy business.

Valuation allowance:

At December 31, 2015 and 2014, we do not have a valuation allowance for our consolidated federal NOL carryforwards. In calculating our consolidated state income tax provision, we have provided a valuation allowance for certain state income tax NOL carryforwards, the utilization of which is not assured beyond a reasonable doubt. We increased the valuation allowance by $2.3 million and $1.8 million for 2015 and 2014, respectively, for certain state NOL carryforwards.

Protecting Americans from Tax Hikes Act

On December 18, 2015, President Obama signed bill HR 2029, the Protecting Americans from Tax Hikes Act (PATH Act), into law. The PATH Act retroactively extends several tax provisions applicable to corporations, including the extension of 50% bonus depreciation for certain assets placed in service in 2015, 2016 and 2017, 40% bonus depreciation for eligible property placed in service in 2018 and 30% bonus depreciation for property placed in service in 2019. Other than the extension of the bonus depreciation provision, the Company does not expect the provisions of the PATH Act to have a material effect on its tax profile.

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

Gross Profit

Consolidated gross profit increased from 2013 to 2014 primarily reflecting the consolidation of IMTT’s results and improved results at Atlantic Aviation. This increase is offset by the sale of the district energy business on August 21, 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased in 2014 compared with 2013 primarily as a result of the consolidation of IMTT’s results, increases in legal and transaction costs primarily related to the IMTT Acquisition and the acquisition activities at both Atlantic Aviation and CP&E.

Fees to Manager

For the years ended December 31, 2014 and 2013, we incurred base management fees of $46.6 million and $32.0 million, respectively, and performance fees of $121.5 million and $53.4 million, respectively. Our Manager elected to reinvest the base management and performance fees in additional shares of MIC in all those periods except a portion of the third quarter of 2014 performance fee. For the third quarter of 2014, the Board requested, and our Manager agreed, that $65.0 million of the performance fee be settled in cash using the proceeds from the sale of the district energy business in order to minimize dilution. The remainder of the fee of $51.6 million was reinvested in additional shares of MIC.

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

Interest Expense and Loss on Derivative Instruments

Interest expense includes losses on derivative instruments of $21.3 million and $7.5 million for 2014 and 2013, respectively. Excluding the derivative adjustments, interest expense for 2014 compared with 2013 increased primarily due to the consolidation of IMTT, higher interest rate and higher average balance on Atlantic Aviation’s term loan that was refinanced during the second quarter of 2013, and interest expense associated with the convertible senior notes that were issued in July 2014 at the MIC holding company.

Equity in Earnings and Amortization Charges of Investee

The decrease in equity in earnings in 2014 compared with 2013 is primarily due to the consolidation of IMTT’s results from July 16, 2014 and thereafter compared with the equity method of accounting for IMTT’s results prior to the acquisition date.

Gain From Acquisition/Divestiture of Businesses

Gain from acquisition/divestiture of business represents pre-tax gain of $78.9 million from the sale of our 50.01% controlling interest in the district energy business and a pre-tax gain of $948.1 million from the remeasuring to fair value of the previous 50% investment in IMTT.

Income Taxes

For 2014 and 2013, we reported a current federal taxable loss and did not pay a Federal Alternative Minimum Tax.

Valuation allowance:

In calculating our consolidated federal income tax provision, we reversed the valuation allowances for certain federal income tax NOL carryforwards totaling $4.7 million which we now considered more likely than not to be realized, including an NOL carryforward that we inherited as part of the IMTT Acquisition. Our valuation allowance for federal NOL carryforwards was $2.7 million as of December 31, 2013. As of December 31, 2014, there was no valuation allowance for federal NOL carryforwards.

In calculating our consolidated state income tax provision, we provided a valuation allowance for certain state income tax NOL carryforwards, the utilization of which is not assured beyond a reasonable doubt. We increased the valuation allowance by $1.8 million for 2014 and $3.0 million for 2013 for certain state NOL carryforwards.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow

We have disclosed EBITDA excluding non-cash items for our Company and each of our operating segments in Note 11, “Reportable Segments”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K, as a key performance metric relied on by management in evaluating our performance. EBITDA excluding non-cash items is defined as earnings before interest, taxes, depreciation and amortization and non-cash items, which includes impairments, derivative gains and losses and adjustments for other non-cash items reflected in the statements of operations. EBITDA excluding non-cash items also excludes any base management fees and performance fees, if any, whether paid in cash or stock. We believe EBITDA excluding non-cash items provides additional insight into the performance of our operating businesses relative to each other and to similar businesses without regard to their capital structure, and to their ability to service or reduce debt, fund capital expenditures and/or support distributions to the holding company.

Results of Operations: Consolidated — (continued)

We also disclose Free Cash Flow, as defined by us, as a means of assessing the amount of cash generated by our businesses and supplementing other information provided in accordance with GAAP. We define Free Cash Flow as cash from operating activities, which includes cash paid for interest, taxes and pension contributions, less maintenance capital expenditures, and includes principal repayments on capital lease obligations used to fund maintenance capital expenditures, and excludes changes in working capital.

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

Results of Operations: Consolidated — (continued)

A reconciliation of net (loss) income attributable to MIC to EBITDA excluding non-cash items and EBITDA excluding non-cash items to Free Cash Flow from operations, on a consolidated basis, is provided below, and similar reconciliations for each of our operating businesses and MIC Corporate follow.

	Year Ended December 31,			Change (From 2014 to 2015) Favorable/(Unfavorable)		Change (From 2013 to 2014) Favorable/(Unfavorable)
	2015	2014	2013	$	%	$	%
	($ In Thousands) (Unaudited)
Net (loss) income attributable to MIC(1)	$(108,537)	$1,042,028	$31,254
Interest expense, net(2)	123,024	73,084	36,840
(Benefit) provision for income taxes	(65,161)	(24,374)	18,043
Depreciation(3)	215,243	98,442	39,150
Depreciation – cost of services(3)	—	4,374	6,726
Amortization of intangibles(4)	101,435	42,695	34,651
Gain from acquisition/divestiture of businesses	—	(1,027,181)	—
Equity in earnings and amortization charges of investee	—	(26,391)	(39,115)
Equity distributions from investee(5)	—	25,330	39,115
Fees to Manager-related party(6)	354,959	168,182	85,367
Other non-cash expense, net(7)	2,822	9,355	5,603
EBITDA excluding non-cash items	$623,785	$385,544	$257,634	238,241	61.8	127,910	49.6
EBITDA excluding non-cash items	$623,785	$385,544	$257,634
Interest expense, net(2)	(123,024)	(73,084)	(36,840)
Adjustments to derivative instruments recorded in interest expense(2)	1,509	(3,108)	(5,138)
Amortization of debt financing costs(2)	9,075	5,376	3,874
Interest rate swap breakage fees	(50,556)	—	—
Equipment lease receivable, net	—	2,805	3,807
Benefit/provision for income taxes, net of changes in deferred taxes(8)	6,427	(3,568)	(4,748)
Pension contribution	—	(26,960)	(3,150)
Changes in working capital(6)	(86,060)	(35,390)	(60,322)
Cash provided by operating activities	381,156	251,615	155,117
Changes in working capital(6)	86,060	35,390	60,322
Maintenance capital expenditures	(68,596)	(25,520)	(18,582)
Free cash flow	$398,620	$261,485	$196,857	137,135	52.4	64,628	32.8

(1)	Net (loss) income attributable to MIC excludes net loss attributable to noncontrolling interests of $5.3 million, $2.7 million and $3.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.
(2)	Interest expense, net, includes adjustment to derivative instruments and non-cash amortization of deferred financing fees. For the year ended December 31, 2015, interest expense also includes non-cash write-off of deferred financing costs related to the May 2015 refinancing at IMTT.
(3)	Depreciation — cost of services includes depreciation expense for our previously owned district energy business, a component of CP&E segment, which is reported in cost of services in our consolidated statements of operations. Depreciation and Depreciation — cost of services does not include acquisition-related step-up depreciation expense of $4.2 million and $7.8 million for the years ended December 31, 2014 and 2013, respectively, in connection with our previous 50% investment in IMTT, which is reported in equity in earnings and amortization charges of investee in our consolidated statements of operations.
(4)	Amortization of intangibles does not include acquisition-related step-up amortization expense of $185,000 and $342,000 for the years ended December 31, 2014, and 2013, respectively, in connection with our previous 50% investment in IMTT, which is reported in equity in earnings and amortization charges of investee in our consolidated statements of operations.

Results of Operations: Consolidated — (continued)

(5)	Equity distributions from investee in the above table includes distributions we received only up to our share of the earnings recorded in the calculation for EBITDA excluding non-cash items.
(6)	In July 2015, our Board requested, and our Manager agreed, that $67.8 million of the performance fee for the quarter ended June 30, 2015 be settled in cash in July 2015 to minimize dilution. The remaining $67.8 million obligation was deferred until July 2016. At July 2016, the MIC Board will consider whether the remaining obligation may be settled in cash or shares, or a combination thereof. In October 2014, our Board requested, and our Manager agreed, that $65.0 million of the performance fee for the quarter ended September 30, 2014 be settled in cash using the proceeds from the sale of the district energy business to minimize dilution. The remainder of the fee of $51.6 million was reinvested in additional share of MIC.
(7)	Other non-cash expense, net, primarily includes non-cash adjustments related to pension expense, adjustments to noncontrolling interest, amortization of tolling liabilities, unrealized gains (losses) on commodity hedges and any non-cash gains (losses) on disposal of assets. Other non-cash expense, net also included non-cash loss from customer contract terminations for 2014 and 2013 and non-cash losses on extinguishment of debt for 2013.
(8)	Includes $6.9 million of tax refund received in the fourth quarter of 2015 relating to the election of bonus depreciation for 2014.

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

	Year Ended December 31,			Change (From 2014 to 2015) Favorable/(Unfavorable)		Change (From 2013 to 2014) Favorable/(Unfavorable)
	2015	2014	2013	$	%	$	%
	($ In Thousands) (Unaudited)
Free Cash Flow-Consolidated basis	$398,620	$261,485	$196,857	137,135	52.4	64,628	32.8
Equity distributions from investee(1)	—	(25,086)	(39,115)
100% of CP&E Free Cash Flow included in consolidated Free Cash Flow	(21,989)	(10,480)	(13,662)
MIC's share of IMTT Free Cash Flow(2)	—	31,324	60,411
MIC's share of CP&E Free Cash Flow	16,005	5,103	5,560
Free Cash Flow-Proportionately Combined basis	$392,636	$262,346	$210,051	130,290	49.7	52,295	24.9

(1)	Equity distributions from investee represent the portion of distributions received from IMTT that are recorded in cash from operating activities prior to the IMTT Acquisition on July 16, 2014.
(2)	Represents our proportionate share of IMTT's Free Cash Flow prior to the IMTT Acquisition on July 16, 2014.

IMTT

Prior to July 16, 2014, we accounted for our 50% interest in IMTT using the equity method of accounting. As of July 16, 2014, we have consolidated IMTT on a 100% basis. To enable meaningful analysis of IMTT’s performance across periods, IMTT’s overall performance is discussed below, rather than IMTT’s contribution to our consolidated results.

	Year Ended December 31,			Change (From 2014 to 2015) Favorable/(Unfavorable)		Change (From 2013 to 2014) Favorable/(Unfavorable)
	2015	2014	2013
	$	$	$	$	%	$	%
	($ In Thousands) (Unaudited)
Revenues	550,041	567,467	513,902	(17,426)	(3.1)	53,565	10.4
Cost of services(1)	222,724	248,681	226,688	25,957	10.4	(21,993)	(9.7)
Gross profit	327,317	318,786	287,214	8,531	2.7	31,572	11.0
General and administrative expenses(1)	33,903	44,018	32,729	10,115	23.0	(11,289)	(34.5)
Depreciation and amortization	132,002	93,488	76,091	(38,514)	(41.2)	(17,397)	(22.9)
Casualty losses, net(2)	—	—	6,700	—	—	6,700	100.0
Operating income	161,412	181,280	171,694	(19,868)	(11.0)	9,586	5.6
Interest expense, net(3)	(37,378)	(27,239)	(24,572)	(10,139)	(37.2)	(2,667)	(10.9)
Other income, net	2,212	2,665	2,133	(453)	(17.0)	532	24.9
Provision for income taxes	(51,520)	(64,033)	(61,149)	12,513	19.5	(2,884)	(4.7)
Noncontrolling interest	(586)	(527)	(251)	(59)	(11.2)	(276)	(110.0)
Net income(4)	74,140	92,146	87,855	(18,006)	(19.5)	4,291	4.9
Reconciliation of net income to EBITDA excluding non-cash items and cash provided by operating activities to Free Cash Flow:
Net income(4)	74,140	92,146	87,855
Interest expense, net(3)	37,378	27,239	24,572
Provision for income taxes	51,520	64,033	61,149
Depreciation and amortization	132,002	93,488	76,091
Other non-cash expense, net(5)	7,027	8,269	18,822
EBITDA excluding non-cash items	302,067	285,175	268,489	16,892	5.9	16,686	6.2
EBITDA excluding non-cash items	302,067	285,175	268,489
Interest expense, net(3)	(37,378)	(27,239)	(24,572)
Adjustments to derivative instruments recorded in interest expense(3)	(2,912)	(15,335)	(19,794)
Amortization of debt financing costs(3)	2,344	2,050	2,833
Interest rate swap breakage fees	(31,385)	—	—
Provision for income taxes, net of changes in deferred taxes	(470)	(34,250)	(18,456)
Pension contribution	—	(20,000)	(4,450)
Changes in working capital	(11,260)	(413)	(3,707)
Cash provided by operating activities	221,006	189,988	200,343
Changes in working capital	11,260	413	3,707
Maintenance capital expenditures	(37,696)	(44,176)	(83,228)
Free cash flow	194,570	146,225	120,822	48,345	33.1	25,403	21.0

(1)	Includes transactional costs in connection with the IMTT Acquisition for the year ended December 31, 2014.
(2)	For 2013, casualty losses, net, represent non-cash write-offs of fixed assets associated with Hurricane Sandy, net of insurance recoveries.
(3)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees. For the year ended December 31, 2015, interest expense also includes non-cash write-off of deferred financing costs related to the May 2015 refinancing.

IMTT — (continued)

(4)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.
(5)	Other non-cash expense, net, primarily includes non-cash adjustments related to pension expense and adjustments to noncontrolling interest. For 2013, other non-cash expense also includes non-cash adjustment for casualty losses.

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

Key Factors Affecting Operating Results:

•	an increase in gross profit primarily due to:
•	a decrease in costs; and
•	an increase in revenue from firm commitments; partially offset by
•	a decrease in revenue from spill response activity; and
•	a decrease in revenue from heating and rail services;
•	decrease in general and administrative expenses; and
•	the unfavorable impact of foreign exchange rates.

Revenue

IMTT generates the majority of its revenue from contracts that typically comprise a fixed monthly charge (that escalates annually with inflation) for access to or use of its infrastructure. We refer to revenue generated from such fixed charges (contracts) as firm commitments. The ongoing volatility in crude oil prices saw customers within the petroleum products category (58% of total revenue) seek to enter into or renew contracts with shorter durations in 2015 compared with prior years. As a result, the weighted average remaining life of firm commitments decreased to 2.62 years at the end of 2015 compared with 2.82 years at the end of 2014. Notably, the weighted average life of firm commitments increased sequentially in the fourth quarter of 2015 to the year-end 2.62 years from 2.33 years at the end of the third quarter of 2015 suggesting a potential reversal in the trend toward shorter duration contracts.

For the year ended December 31, 2015, total revenue decreased by $17.4 million primarily as a result of: a reduced level of spill response activity on the part of IMTT’s subsidiary OMI Environmental Solutions; a reduction in heating revenue attributable to the milder winter weather in 2015 compared with 2014; a decrease in rail services revenue principally in connection with the reduction in demand for Canadian crude oil in the U.S.; and, the weakening of the Canadian Dollar relative to the U.S. Dollar and its impact on contributions from IMTT’s interests in two terminals in Canada. On a constant currency basis, these reductions in total revenue were partially offset by an increase in revenue from firm commitments of 2.3% primarily attributable to higher utilization rates. Revenue from firm commitments comprised approximately 78.7% of total revenue in 2015.

Substantially similar factors contributed to a decline in revenue in the fourth quarter of 2015 compared with the fourth quarter in 2014. IMTT’s revenue for the fourth quarter of 2015 compared with the fourth quarter of 2014 decreased $10.8 million, of which $11.7 million reflects the impact of reduced spill response activity, heating revenue, rail service revenue and other ancillary service revenue as well as deterioration in the Canadian Dollar/U.S. Dollar exchange rate. Consistent with the full year result, on a constant currency basis, revenue from firm commitments increased in the fourth quarter of 2015 at a rate slightly better than inflation compared with the fourth quarter in 2014.

Capacity utilization was consistent with historically normal levels at 94.9% at year-end 2015 compared with 92.5% at year-end 2014 as certain tanks were placed back in service following scheduled cleaning and inspection during the year.

IMTT — (continued)

Costs

Costs were 12.3% lower in 2015 compared with 2014. The reduction in costs was primarily the result of improved cost controls and the realization of efficiencies following the IMTT Acquisition and costs associated with the IMTT Acquisition in 2014 that did not recur.

Costs related to spill response activity decreased for 2015 compared with 2014 which contributed to the cost improvement compared with 2014.

Depreciation and amortization

Depreciation and amortization expense increased in 2015 compared with 2014 primarily due to remeasuring the fixed assets and intangibles to fair value in connection with the IMTT Acquisition in July 2014.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $7.4 million and $3.0 million for 2015 and 2014, respectively. Excluding the derivative adjustments, interest expense decreased during 2015 compared with 2014 due to lower average debt balances and lower interest rates. The weighted average interest rate on all outstanding debt facilities, including any interest rate swaps, was 3.42% at December 31, 2015.

Cash interest paid totaled $33.8 million for 2015, excluding interest rate swap breakage fees in relation to the refinancing of the business’ long-term debt facilities in May 2015, and $39.7 million for 2014. Cash interest paid was lower in 2015 compared with 2014 primarily due to the timing of interest payments on the senior notes and a lower average debt balance in the first half of 2015 compared with the first half of 2014.

As part of the refinancing of the IMTT debt in May 2015, IMTT paid $31.4 million in interest rate swap breakage fees associated with the termination of out-of-the-money interest rate swap contracts related to prior debt facilities. See further discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

Income Taxes

Subsequent to July 16, 2014, the federal taxable income or loss generated by IMTT is filed as part of our consolidated federal income tax return. The business will continue to file stand-alone state income tax returns in the states in which it operates. For 2015, the tax provision in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business.

The “Provision for income taxes, net of changes in deferred taxes” of $470,000 for 2015 in the table above relates to state income taxes. The business does not have a current federal income tax liability in 2015. Future current federal taxable income attributable to IMTT can be offset in consolidation with the application of MIC’s NOLs.

A significant difference between IMTT’s book and federal taxable income relates to depreciation of terminalling fixed assets. For book purposes, these fixed assets are depreciated primarily over 15 to 30 years using the straight-line method of depreciation. For federal income tax purposes, these fixed assets are depreciated primarily over 5 to 15 years using accelerated methods. Most terminalling fixed assets placed in service between 2012 through 2015 did or should qualify for the federal 50% bonus tax depreciation. A significant portion of Louisiana terminalling fixed assets constructed after Hurricane Katrina was financed with Gulf Opportunity Zone Bonds (GO Zone Bonds). GO Zone Bond financed assets are depreciated, for tax purposes, primarily over 9 to 20 years using the straight-line depreciation method, and do not qualify for bonus depreciation. Most of the states in which the business operates do not allow the use of 50% bonus tax depreciation. However, Louisiana allows the use of 50% bonus depreciation except for assets financed with GO Zone Bonds.

Maintenance Capital Expenditures

For the year ended December 31, 2015, IMTT incurred maintenance capital expenditures of $37.7 million and $34.9 million on an accrual basis and cash basis, respectively, compared with $44.2 million and $53.6 million on an accrual basis and cash basis, respectively, for the year ended December 31, 2014. The decrease in maintenance capital expenditures on an accrual basis from 2014 to 2015 primarily reflects improved controls and processes and the timing of projects.

IMTT — (continued)

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

Revenue

Revenues increased 10.4% during 2014 as compared with 2013. The increase was primarily attributable to additional increased spill response activity, higher firm commitments (notwithstanding marginally lower tank utilization for the first nine months ended September 30, 2014), heating charges and a customer reimbursement.

As expected, capacity utilization increased from 92.4% in the fourth quarter of 2013 to 93.2% in the fourth quarter of 2014 due to the timing and increased size of tanks taken out of service for scheduled cleaning and inspection.

Costs

Costs were higher for 2014 as compared with 2013 primarily due to higher spill response activity involving third parties and transactional related costs.

Depreciation and Amortization

Depreciation and amortization expense increased for 2014 compared with 2013, primarily due to remeasuring the fixed assets and intangibles to fair value in connection with the IMTT Acquisition.

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

Income Taxes

For 2014, IMTT paid federal and state income taxes of $22.7 million and $4.3 million, respectively. For 2013, IMTT paid federal and state income taxes of $13.6 million and $5.6 million, respectively.

Maintenance Capital Expenditures

For the year ended December 31, 2014, IMTT incurred maintenance capital expenditures of $44.2 million and $53.6 million on an accrual basis and cash basis, respectively, compared with $83.2 million and $90.9 million on an accrual basis and cash basis, respectively, for the year ended December 31, 2013.

The decrease in the maintenance capital expenditures on an accrual basis from 2013 to 2014 was primarily due to the costs associated with repairs to the Bayonne terminal as a result of damage from Hurricane Sandy in 2013, a lower level of tanks out of service for planned cleaning and inspections in 2014 and improved controls and processes.

Atlantic Aviation

	Year Ended December 31,			Change (From 2014 to 2015) Favorable/(Unfavorable)		Change (From 2013 to 2014) Favorable/(Unfavorable)
	2015	2014	2013
	$	$	$	$	%	$	%
	($ In Thousands) (Unaudited)
Revenues	738,460	779,261	725,480	(40,801)	(5.2)	53,781	7.4
Cost of services	328,305	416,697	402,306	88,392	21.2	(14,391)	(3.6)
Gross profit	410,155	362,564	323,174	47,591	13.1	39,390	12.2
Selling, general and administrative expenses	207,062	194,804	178,182	(12,258)	(6.3)	(16,622)	(9.3)
Depreciation and amortization	126,351	63,778	56,378	(62,573)	(98.1)	(7,400)	(13.1)
Loss on disposal of assets	2,093	1,279	226	(814)	(63.6)	(1,053)	NM
Operating income	74,649	102,703	88,388	(28,054)	(27.3)	14,315	16.2
Interest expense, net(1)	(35,735)	(40,618)	(22,151)	4,883	12.0	(18,467)	(83.4)
Loss on extinguishment of debt	—	—	(2,472)	—	—	2,472	100.0
Other expense, net	(28)	(25)	(2)	(3)	(12.0)	(23)	NM
Provision for income taxes	(16,081)	(25,096)	(25,218)	9,015	35.9	122	0.5
Net income(2)	22,805	36,964	38,545	(14,159)	(38.3)	(1,581)	(4.1)
Reconciliation of net income to EBITDA excluding non-cash items and cash provided by operating activities to Free Cash Flow:
Net income(2)	22,805	36,964	38,545
Interest expense, net(1)	35,735	40,618	22,151
Provision for income taxes	16,081	25,096	25,218
Depreciation and amortization	126,351	63,778	56,378
Other non-cash expense, net(3)	2,645	1,475	2,545
EBITDA excluding non-cash items	203,617	167,931	144,837	35,686	21.3	23,094	15.9
EBITDA excluding non-cash items	203,617	167,931	144,837
Interest expense, net(1)	(35,735)	(40,618)	(22,151)
Adjustments to derivative instruments recorded in interest expense(1)	3,617	9,459	823
Amortization of debt financing costs(1)	3,221	3,138	2,687
Provision for income taxes, net of changes in deferred taxes	(242)	(4,549)	(7,823)
Changes in working capital	(2,635)	6,775	2,504
Cash provided by operating activities	171,843	142,136	120,877
Changes in working capital	2,635	(6,775)	(2,504)
Maintenance capital expenditures	(21,455)	(9,886)	(11,618)
Free cash flow	153,023	125,475	106,755	27,548	22.0	18,720	17.5

NM — Not meaningful

(1)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.
(3)	Other non-cash expense, net, primarily includes non-cash gains (losses) on disposal of assets. For 2013, other non-cash expense also includes non-cash losses on extinguishment of debt.

Atlantic Aviation — (continued)

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

Key Factors Affecting Operating Results:

•	increases in same store gross profit; partially offset by;
•	higher selling, general and administrative expenses.

The recovery in the U.S. GA market continued through 2015. This was reflected in increased flight activity, increased volume of fuel sold, increased demand for hangar and ramp rental and increased margin per gallon. In 2015, Atlantic Aviation benefited from the prior expansion of our network into the Florida market. While the decline in commodity prices experienced in 2015 lead to a decline in revenue, this decline was more than offset by a decline in fuel costs.

Consolidation of the FBO industry continued in 2015. In addition to the participating in the consolidation, Atlantic Aviation also deployed growth capital in fuel supply chain logistics, terminal and hangar improvements and expansions.

If the U.S. economy continues to improve, we anticipate that these trends will continue through 2016.

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

Revenue and gross profit are driven by the volume of fuel sold and the dollar-based margin/fee per gallon on those sales. Despite an increase in the volume of fuel sold, revenues decreased from 2014 to 2015 as a result of a significant decline in the price of fuel charged to customers. However, the decline in cost of services more than offset the decline in the price to customers. On a same store basis, gross profit increased 8.3% from 2014 to 2015, driven by increases in fuel gross profit and hangar rentals.

Atlantic Aviation seeks to extend FBO leases prior to their maturity and to increase the portfolio’s weighted average lease life. The weighted average lease life increased from 18.8 years at December 31, 2014 to 19.6 years at December 31, 2015, notwithstanding the passage of one year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased in 2015 compared with 2014 primarily due to incremental expenses associated with acquired FBOs, higher salaries and benefit costs, rent, accelerated repairs and maintenance and professional fees. On a same store basis, costs were 2.9% higher in 2015 compared with 2014.

Depreciation and Amortization

During the first quarter of 2015, Atlantic Aviation reassessed the useful lives of its contractual arrangements and leasehold and land improvements related to leases at certain airports to generally match these useful lives with the remaining lease terms plus extensions under Atlantic Aviation’s control. This change will generally accelerate depreciation and amortization expense at the affected sites. As a result of this reassessment, the business performed an impairment analysis related to its contractual arrangements and leasehold and land improvements and recorded a non-cash impairment of $16.3 million during the quarter ended March 31, 2015. In addition, the change in useful life resulted in increased depreciation and amortization expense of $22.9 million in 2015.

During the first quarter of 2015, a non-cash impairment of $22.0 million was also recorded due to a change in the current lease contract at one of the bases. This amount is included in depreciation and amortization expense for the year ended December 31, 2015.

Atlantic Aviation — (continued)

Interest Expense, Net

Interest expense includes losses on derivative instruments of $12.1 million and $17.5 million in 2015 and 2014, respectively. Excluding the derivative adjustments, interest expense increased for 2015 compared with 2014 due to higher average debt balances. The weighted average interest rate on all outstanding debt facilities, including any interest rate swaps, was 4.63% at December 31, 2015, which was unchanged from December 31, 2014. Cash interest paid was $29.4 million and $28.1 million in 2015 and 2014, respectively.

Income Taxes

The federal taxable income generated by Atlantic Aviation is filed as part of our consolidated federal income tax return. The business files stand-alone state income tax returns in the states in which it operates. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business.

The “Provision for income taxes, net of changes in deferred taxes” of $242,000 for 2015 in the above table, includes $139,000 of state income taxes payable and $103,000 federal income taxes payable. Any current federal income taxes payable is expected to be offset in consolidation with the application of MIC’s NOLs.

At December 31, 2015, Atlantic Aviation had $63.5 million of state NOL carryforwards. State NOL carryforwards are specific to the state in which the NOL was generated and various states impose limitations on the utilization of NOL carryforwards. Therefore, the business may incur state income tax liabilities in the future, even if its consolidated state taxable income is less than $63.5 million.

For 2014, Atlantic Aviation paid state income taxes of $3.3 million.

Maintenance Capital Expenditures

For the year ended December 31, 2015, Atlantic Aviation incurred maintenance capital expenditures of $21.5 million both on an accrual basis and cash basis compared with $9.9 million and $9.7 million on an accrual basis and cash basis, respectively, for the year ended December 31, 2014. Maintenance capital expenditures for the periods presented were primarily to fund replacement of equipment at existing locations. Atlantic Aviation accelerated the spending of certain maintenance capital expenditure items for the year ended December 31, 2015 due to over performance in the business and the availability of capital. This acceleration is expected to increase Atlantic Aviation’s financial flexibility.

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

Revenue and Gross Profit

The increase in revenue and gross profit in 2014 compared with 2013 was primarily attributable to the Galaxy Acquisitions and acquisition of the Kansas City FBO. On a same store basis, total gross profit increased by 5.9% in 2014 compared with 2013, driven by increases in fuel, rental and de-icing revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased in 2014 as compared with 2013 due to incremental selling, general and administrative expenses associated with acquired FBOs and transaction and legal costs associated with previously announced acquisitions. On a same store basis, costs were 3.1% higher in 2014 as compared with 2013 due to increased employee salaries and benefit costs, rent and utility expenses and costs associated with the colder weather in the Northeast U.S. during the first quarter of 2014.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $17.5 million and $3.7 million in 2014 and 2013, respectively. Excluding the derivative adjustments, interest expense increased in 2014 compared with 2013 due to lower cost of debt in the prior comparable period, as the principal amount was unhedged until it was refinanced on May 31, 2013, and higher average debt levels in 2014. Cash interest paid was $28.1 million and $18.8 million in 2014 and 2013, respectively.

Atlantic Aviation — (continued)

Income Taxes

For 2014 and 2013, Atlantic Aviation paid state income taxes of $3.3 million in both periods.

Maintenance Capital Expenditures

For the year ended December 31, 2014, Atlantic Aviation incurred maintenance capital expenditures of $9.9 million and $9.7 million on an accrual basis and cash basis, respectively, compared with $11.6 million and $11.9 million on an accrual basis and cash basis, respectively, for the year ended December 31, 2013. Maintenance capital expenditures for the periods presented were primarily to fund replacement of equipment at existing locations.

Contracted Power and Energy

The financial results below reflect 100% of the full-year performance of the solar and wind power facilities within the CP&E segment, not the contribution based on our economic interest, and the performance of BEC from the date of our acquisition on April 1, 2015, unless specified otherwise. The financial results for the CP&E segment, including the results of the district energy business through the date it was divested, is as follows.

	Year Ended December 31,			Change (From 2014 to 2015) Favorable/(Unfavorable)		Change (From 2013 to 2014) Favorable/(Unfavorable)
	2015	2014	2013
	$	$	$	$	%	$	%
	($ In Thousands) (Unaudited)
Service revenues	—	29,487	44,880	(29,487)	(100.0)	(15,393)	(34.3)
Product revenues	123,797	19,779	9,371	104,018	NM	10,408	111.1
Finance lease revenues	—	1,836	3,563	(1,836)	(100.0)	(1,727)	(48.5)
Total revenues	123,797	51,102	57,814	72,695	142.3	(6,712)	(11.6)
Cost of revenue – service(1)	—	21,311	31,871	21,311	100.0	10,560	33.1
Cost of revenue – product	18,901	3,869	1,488	(15,032)	NM	(2,381)	(160.0)
Cost of revenue – total	18,901	25,180	33,359	6,279	24.9	8,179	24.5
Gross profit	104,896	25,922	24,455	78,974	NM	1,467	6.0
Selling, general and administrative expenses	30,847	8,319	7,865	(22,528)	NM	(454)	(5.8)
Depreciation and amortization	48,990	15,601	8,656	(33,389)	NM	(6,945)	(80.2)
Loss from customer contract termination	—	1,269	5,906	1,269	100.0	4,637	78.5
Operating income	25,059	733	2,028	24,326	NM	(1,295)	(63.9)
Interest expense, net(2)	(28,390)	(8,606)	(7,930)	(19,784)	NM	(676)	(8.5)
Loss on extinguishment of debt	—	(90)	—	90	100.0	(90)	NM
Equity in earnings of investee	—	244	—	(244)	(100.0)	244	NM
Other income	1,066	2,300	3,289	(1,234)	(53.7)	(989)	(30.1)
Provision for income taxes	(4,887)	(823)	(827)	(4,064)	NM	4	0.5
Noncontrolling interest	5,856	4,471	4,051	1,385	31.0	420	10.4
Net (loss) income(3)	(1,296)	(1,771)	611	475	26.8	(2,382)	NM
Reconciliation of net (loss) income to EBITDA excluding non-cash items and cash provided by (used in) operating activities to Free Cash Flow:
Net (loss) income(3)	(1,296)	(1,771)	611
Interest expense, net(2)	28,390	8,606	7,930
Provision for income taxes	4,887	823	827
Depreciation and amortization(1)	48,990	19,975	15,382
Other non-cash income, net(4)	(12,815)	(4,910)	(663)
EBITDA excluding non-cash items	68,156	22,723	24,087	45,433	199.9	(1,364)	(5.7)
EBITDA excluding non-cash items	68,156	22,723	24,087
Interest expense, net(2)	(28,390)	(8,606)	(7,930)
Adjustments to derivative instruments recorded in interest expense(2)	819	(5,321)	(5,531)
Amortization of debt financing costs(2)	686	518	732
Interest rate swap breakage fees	(19,171)	—	—
Equipment lease receivable, net	—	2,805	3,807
Provision for income taxes, net of changes in deferred taxes	(4)	(903)	(855)
Changes in working capital	(2,331)	33,440	(54,491)
Cash provided by (used in) operating activities	19,765	44,656	(40,181)
Changes in working capital	2,331	(33,440)	54,491
Maintenance capital expenditures	(107)	(736)	(648)
Free cash flow	21,989	10,480	13,662	11,509	109.8	(3,182)	(23.3)

NM — Not meaningful

Contracted Power and Energy — (continued)

(1)	Includes depreciation expense of $4.4 million and $6.7 million for the years ended December 31, 2014 and 2013, respectively, related to the district energy business, which was sold in August 2014.
(2)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.
(3)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.
(4)	Other non-cash income, net, primarily includes adjustments to noncontrolling interest and amortization of tolling liabilities. Both 2014 and 2013 also included non-cash loss from customer contract terminations related to the district energy business, which was sold in August 2014.

We acquired BEC on April 1, 2015 for total consideration of $724.3 million. We subsequently received a purchase price reduction of $6.3 million reflecting a reduction in the fair value of the working capital acquired in conjunction with the acquisition. While we currently anticipate that the BEC acquisition will perform over the medium term in line with our original expectations, performance in the financial year ended December 31, 2015 was negatively impacted by a combination of mild weather, low natural gas prices and incremental expenses incurred in conjunction with the transition to our ownership. These were partially offset by interest savings associated with the repayment of the $509.1 million term loan we assumed upon acquisition. Over the course of 2016 and beyond, we anticipate introducing a number of initiatives designed to improve the financial performance of BEC, including the addition of at least 130 MW of incremental capacity, the construction of an interconnection with the Spectra Energy-owned Texas Eastern Transmission natural gas pipeline and the consolidation of BEC’s asset management function, currently performed by a third party service provider.

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

Key Factors Affecting Operating Results:

•	contributions from acquisitions, notably BEC and the wind power facilities acquired during the second half of 2014; partially offset by
•	sale of the district energy business in August 2014; and
•	reduced output/revenue from renewables facilities as a result of below average solar and wind resources.

Revenue and Gross Profit

Total revenue and gross profit increased in 2015 compared with 2014 due to the acquisition of BEC on April 1, 2015 and the acquisitions of the wind power facilities during the second half of 2014, partially offset by the sale of the district energy business on August 21, 2014. Our solar and wind power facilities were impacted by poor solar and wind resource in 2015 compared to 2014, with solar resource approximately 94% of long term average and wind resource approximately 89% of long term average. Although the fourth quarter is typically a softer quarter for peak power demand, relatively mild weather in the Northeast saw the uncontracted portion of the power generating capacity of BEC dispatched less frequently than expected.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are comprised primarily of transaction-related fees, legal and other professional fees and management and incentive costs. The increase in selling, general and administrative expenses in 2015 compared with 2014 was driven by incremental selling, general and administrative expenses associated with BEC and the wind power facilities, partially offset by the sale of the district energy business on August 21, 2014.

Depreciation and Amortization

Depreciation and amortization expense increased in 2015 compared with 2014 primarily as a result of depreciation and amortization associated with BEC and the wind power facilities.

Contracted Power and Energy — (continued)

Interest Expense, Net

Interest expense includes losses on derivative instruments of $8.6 million and $199,000 in 2015 and 2014, respectively. Excluding the derivative adjustments, interest expense increased in 2015 compared with 2014 due to the additional debt at BEC and at one of the 2014 wind power facilities, partially offset by the absence of the debt balance at the district energy business. The weighted average interest rate on all outstanding debt facilities, including any interest rate swaps, was 4.323% at December 31, 2015. Cash interest paid totaled $27.1 million, excluding interest rate swap breakage fees in relation to the repayment of BEC’s long-term debt facilities, and $15.6 million in 2015 and 2014, respectively.

In connection with the BEC acquisition, the business assumed $509.1 million of debt facilities that were fully repaid in July 2015. As part of the repayment, BEC paid $19.2 million in interest rate swap breakage fees associated with the termination of out-of-the-money interest rate swap contracts. In August 2015, BEC entered into new debt agreements and at December 31, 2015, had $271.0 million of term debt outstanding. See further discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

Income Taxes

Our solar and wind power facilities are held in LLCs that are treated as partnerships for tax purposes. As such, these entities do not pay federal or state income taxes on a standalone basis, but each partner pays federal and state income taxes based on their allocated taxable income. For 2015, MIC expects its allocated share of the federal taxable income from these facilities to be a loss. For 2014, MIC’s allocated share of the taxable income from the solar and wind power facilities was a loss of $6.9 million.

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

Maintenance Capital Expenditures

CP&E incurred maintenance capital expenditures of $107,000 both on an accrual basis and cash basis for the year ended December 31, 2015. For the year ended December 31, 2014, the district energy business incurred all of the maintenance capital expenditures. The district energy business was sold on August 21, 2014. We do not expect to incur substantial maintenance capital expenditures at our CP&E facilities as most upgrades, replenishments and repairs are covered under the respective O&M contracts for each site.

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

Revenue and Gross Profit

Total revenue decreased in 2014 compared with 2013 due to the sale of the district energy business on August 21, 2014, partially offset by the full year operations of all solar power facilities and partial year results from the wind power facilities acquired during the second half of 2014.

Total gross profit increased in 2014 compared with 2013 due to full year operation of the solar power facilities, partially offset by the sale of the district energy business on August 21, 2014.

Selling, General and Administrative Expense

The increase in selling, general and administrative expenses in 2014 compared with 2013 was driven by the increase in legal and professional expenses for the acquisitions of wind power facilities and the sale of our interest in the district energy business in 2014.

Depreciation

Depreciation expense increased in 2014 compared with 2013 primarily as a result of the depreciation associated with solar power facilities that became operational during 2013 and the wind power facilities acquired during the second half of 2014.

Contracted Power and Energy — (continued)

Interest Expense, Net

Interest expense includes losses on derivative instruments of $199,000 and $1.8 million in 2014 and 2013, respectively. Excluding the derivative adjustments, interest expense increased in 2014 compared with 2013 due to higher term debt balance at the solar power facilities, partially offset by the sale of the district energy business on August 21, 2014. Cash interest paid totaled $15.6 million and $13.3 million in 2014 and 2013, respectively.

Income Taxes

For 2014 and 2013, MIC’s allocated share of the taxable income from the solar and wind power facilities was a loss of $6.9 million and $8.8 million, respectively.

Prior to the sale of the district energy business in August 2014, the district energy business filed a separate federal and state income tax return. In 2014, for tax purposes, a gain of $33.4 million was recognized, yielding a federal capital gain of $11.7 million, which was fully offset with the application of MIC’s NOLs.

Maintenance Capital Expenditures

For the year ended December 31, 2014 and 2013, the district energy business incurred all of the maintenance capital expenditures. The district energy business was sold on August 21, 2014.

Hawaii Gas

	Year Ended December 31,			Change (From 2014 to 2015) Favorable/(Unfavorable)		Change (From 2013 to 2014) Favorable/(Unfavorable)
	2015	2014	2013
	$	$	$	$	%	$	%
	($ In Thousands) (Unaudited)
Revenues	226,952	264,621	257,725	(37,669)	(14.2)	6,896	2.7
Cost of product sales(1)	150,053	189,012	184,355	38,959	20.6	(4,657)	(2.5)
Gross profit	76,899	75,609	73,370	1,290	1.7	2,239	3.1
Selling, general and administrative expenses	21,475	22,491	20,294	1,016	4.5	(2,197)	(10.8)
Depreciation and amortization	9,335	9,192	8,767	(143)	(1.6)	(425)	(4.8)
Operating income	46,089	43,926	44,309	2,163	4.9	(383)	(0.9)
Interest expense, net(2)	(7,279)	(7,091)	(6,834)	(188)	(2.7)	(257)	(3.8)
Other expense	(556)	(2,871)	(164)	2,315	80.6	(2,707)	NM
Provision for income taxes	(14,261)	(12,635)	(14,995)	(1,626)	(12.9)	2,360	15.7
Net income(3)	23,993	21,329	22,316	2,664	12.5	(987)	(4.4)
Reconciliation of net income to EBITDA excluding non-cash items and cash provided by operating activities to Free Cash Flow:
Net income(3)	23,993	21,329	22,316
Interest expense, net(2)	7,279	7,091	6,834
Provision for income taxes	14,261	12,635	14,995
Depreciation and amortization	9,335	9,192	8,767
Other non-cash expense, net(4)	5,215	6,709	2,116
EBITDA excluding non-cash items	60,083	56,956	55,028	3,127	5.5	1,928	3.5
EBITDA excluding non-cash items	60,083	56,956	55,028
Interest expense, net(2)	(7,279)	(7,091)	(6,834)
Adjustments to derivative instruments recorded in interest expense(2)	(15)	5	(430)
Amortization of debt financing costs(2)	483	480	455
Provision for income taxes, net of changes in deferred taxes	184	(659)	(6,705)
Pension contribution	—	(6,960)	(3,150)
Changes in working capital	(1,570)	(1,100)	2,248
Cash provided by operating activities	51,886	41,631	40,612
Changes in working capital	1,570	1,100	(2,248)
Maintenance capital expenditures	(9,338)	(6,829)	(6,316)
Free cash flow	44,118	35,902	32,048	8,216	22.9	3,854	12.0

NM — Not meaningful

(1)	For 2015, cost of product sales includes unrealized losses on commodity hedges.
(2)	Interest expense, net, includes adjustments to derivative instruments related to interest rate swaps and non-cash amortization of deferred financing fees.
(3)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.
(4)	Other non-cash expense, net, primarily includes non-cash adjustments related to pension expense and unrealized gains (losses) on commodity hedges.

Hawaii Gas — (continued)

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

Key Factors Affecting Operating Results:

•	an increase in gross profit driven by an increase in volume of gas sold; and
•	a decrease in selling, general and administrative costs.

The Hawaii economy grew at a rate of 2.0% in 2015 with an unemployment rate 1.6% lower than the national average. Key tourism measures all grew during 2015, including visitor arrivals, days and spending, while other key industries, including construction, have continued their gains. These trends are projected to continue in 2016. Hawaii Gas continues to see opportunities to deploy growth capital to support Hawaii’s clean energy objectives.

Gross Profit and Operating Income

Excluding the impact of unrealized gains and losses on commodity hedges, gross profit in 2015 increased $3.1 million over prior year driven by increases in volume and gross profit per therm. Volume of gas sold increased by 2.4% in 2015 compared with 2014. However, on an underlying basis, adjusting for changes in customer inventory primarily related to the timing of foreign shipments, volume of gas sold increased by 2.0% in 2015. Throughout the year, the business significantly increased its supply of LPG from off-island sources and, effective October 1st, declined to renew its contract with Hawaii Independent Energy. The business continues to implement several initiatives to mitigate volatility in naphtha and LPG prices and supply, including hedging, storage expansion and diversification of the supply base.

Selling, general and administrative expenses decreased in 2015 compared with 2014 as a result of lower promotional costs offset by legal costs associated with proceedings related to the proposed merger involving Hawaii’s largest electric utility.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $2.4 million and $2.2 million in 2015 and 2014, respectively. Excluding the derivative adjustments, interest expense increased slightly in 2015 compared with 2014. The weighted average interest rate on all outstanding debt facilities, including any interest rate swaps, was 3.63% at December 31, 2015. Cash interest paid totaled $6.8 million and $6.7 million in 2015 and 2014, respectively.

Income Taxes

The federal taxable income generated by Hawaii Gas is filed as part of our consolidated federal income tax return, and is subject to Hawaii state income taxes on a stand-alone basis. The tax provision in the table above includes both state taxes and the portion of the consolidated federal tax receivable attributable to the business.

The “Provision for income taxes, net of changes in deferred taxes” of $184,000 for the year ended December 31, 2015 in the above table, includes $10,000 of federal income taxes receivable and $174,000 of state income tax benefit. Any future current federal income tax liability is expected to be offset in consolidation with the application of MIC NOLs. For 2014, Hawaii Gas paid state income taxes of $232,000.

The business’ federal taxable income differs from book income primarily as a result of differences in the depreciation of fixed assets. The state of Hawaii does not allow the federal bonus depreciation deduction of 50% in determining state taxable income.

Maintenance Capital Expenditures

For the year ended December 31, 2015, Hawaii Gas incurred maintenance capital expenditures of $9.3 million and $7.3 million on an accrual basis and cash basis, respectively, compared with $6.8 million and $8.3 million on an accrual basis and cash basis, respectively, for the year ended December 31, 2014. Maintenance capital expenditures for the periods presented were primarily for transmission line modifications and vehicle replacements.

Hawaii Gas — (continued)

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

Gross Profit and Operating Income

Volume of gas sold increased by 1.0% for 2014 compared to 2013, notwithstanding lower customer tank levels at year end, driven by increased volumes at commercial customers, partially offset by lower residential consumption. Gross profit per therm increased in 2014 compared with 2013 as a result of lower inter-island transportation costs, partially offset by LPG margin compression and the timing of pipeline repairs.

Selling, general and administrative expenses increased in 2014 compared with 2013 primarily due to higher marketing expenses, which were offset by the absence of severance costs in 2014.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $2.2 million and $2.0 million in 2014 and 2013, respectively. Excluding the derivative adjustments, interest expense decreased in 2014 compared with 2013. Cash interest paid totaled $6.7 million and $6.9 million in 2014 and 2013, respectively.

Income Taxes

For 2014 and 2013, the business paid state income taxes of approximately $232,000 and $1.4 million, respectively.

Maintenance Capital Expenditures

For the year ended December 31, 2014, Hawaii Gas incurred maintenance capital expenditures of $6.8 million and $8.3 million on an accrual basis and cash basis, respectively, compared with $6.3 million and $7.0 million on an accrual basis and cash basis, respectively, for the year ended December 31, 2013. Maintenance capital expenditures for the periods presented were primarily for transmission line modifications and vehicle replacements.

Corporate and Other

The financial results below reflect Corporate and Other’s performance during the periods below.

	Year Ended December 31,			Change (From 2014 to 2015) Favorable/(Unfavorable)		Change (From 2013 to 2014) Favorable/(Unfavorable)
	2015	2014	2013
	$	$	$	$	%	$	%
	($ In Thousands) (Unaudited)
Fees to Manager-related party	354,959	168,182	85,367	(186,777)	(111.1)	(82,815)	(97.0)
Selling, general and administrative expenses	11,575	15,526	6,149	3,951	25.4	(9,377)	(152.5)
Operating loss	(366,534)	(183,708)	(91,516)	(182,826)	(99.5)	(92,192)	(100.7)
Interest (expense) income, net(1)	(14,242)	(5,905)	75	(8,337)	(141.2)	(5,980)	NM
Gain from acquisition/divestiture of businesses(2)	—	1,027,054	—	(1,027,054)	(100.0)	1,027,054	NM
Other income (expense)	687	—	(12)	687	NM	12	100.0
Benefit for income taxes	151,910	88,696	22,997	63,214	71.3	65,699	NM
Noncontrolling interest	—	(1,428)	(877)	1,428	100.0	(551)	(62.8)
Net (loss) income(3)	(228,179)	924,709	(69,333)	(1,152,888)	(124.7)	994,042	NM
Reconciliation of net (loss) income to EBITDA excluding non-cash items and cash used in operating activities to Free Cash Flow:
Net (loss) income(3)	(228,179)	924,709	(69,333)
Interest expense (income), net(1)	14,242	5,905	(75)
Benefit for income taxes	(151,910)	(88,696)	(22,997)
Fees to Manager-related party(4)	354,959	168,182	85,367
Gain from acquisition/divestiture of businesses(2)	—	(1,027,181)	—
Other non-cash expense	750	2,178	1,605
EBITDA excluding non-cash items	(10,138)	(14,903)	(5,433)	4,765	32.0	(9,470)	(174.3)
EBITDA excluding non-cash items	(10,138)	(14,903)	(5,433)
Interest (expense) income, net(1)	(14,242)	(5,905)	75
Amortization of debt financing costs(1)	2,341	1,013	—
Benefit for income taxes, net of changes in deferred taxes(5)	6,959	760	10,635
Changes in working capital(4)	(68,264)	(60,531)	(10,583)
Cash used in operating activities	(83,344)	(79,566)	(5,306)
Changes in working capital(4)	68,264	60,531	10,583
Free cash flow	(15,080)	(19,035)	5,277	3,955	20.8	(24,312)	NM

NM — Not meaningful

(1)	Interest (expense) income, net, includes non-cash amortization of deferred financing fees.
(2)	Represents the gain from the remeasuring to fair value of our previous 50% ownership of IMTT and the gain recognized on the sale of the district energy business. See “Results of Operations — Consolidated” for further discussions.
(3)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.
(4)	In July 2015, our Board requested, and our Manager agreed, that $67.8 million of the performance fee for the quarter ended June 30, 2015 be settled in cash in July 2015 to minimize dilution. The remaining $67.8 million obligation was deferred until July 2016. At July 2016, the MIC Board will consider whether the remaining obligation may be settled in cash or shares, or a combination thereof. In October 2014, our Board requested, and our Manager agreed, that $65.0 million of the performance fee for the quarter ended September 30, 2014 be settled in cash using the proceeds from the sale of the district energy business to minimize dilution. The remainder of the fee of $51.6 million was reinvested in additional shares of MIC.
(5)	Includes $6.9 million of tax refund received in the fourth quarter of 2015 relating to the election of bonus depreciation for 2014.

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

	Year Ended December 31, 2015						Contracted Power and Energy 100%
	IMTT 100%(1)	Atlantic Aviation	Contracted Power and Energy(2)	Hawaii Gas	MIC Corporate	Proportionately Combined(3)
Gross profit	327,317	410,155	94,095	76,899	N/A	908,466	104,896
EBITDA excluding non-cash items	302,067	203,617	58,507	60,083	(10,138)	614,136	68,156
Free cash flow	194,570	153,023	16,005	44,118	(15,080)	392,636	21,989

	Year Ended December 31, 2014							IMTT 100%(5)	Contracted Power and Energy 100%
	IMTT 50%(4)	IMTT 100%(1)	Atlantic Aviation	Contracted Power and Energy(2)	Hawaii Gas	MIC Corporate	Proportionately Combined(3)
Gross profit	85,727	147,333	362,564	16,639	75,609	N/A	687,872	318,786	25,922
EBITDA excluding non-cash items	78,712	127,751	167,931	12,914	56,956	(14,903)	429,361	285,175	22,723
Free cash flow	31,324	83,577	125,475	5,103	35,902	(19,035)	262,346	146,225	10,480

N/A — Not applicable.

(1)	Represents our 100% ownership interest in IMTT subsequent to July 16, 2014. IMTT owns 66.7% of its Quebec marine terminal in Canada. The remainder is owned by one other party. IMTT consolidates the results of the Quebec terminal in its financial statements and adjusts the portion that it does not own through noncontrolling interest. The above table shows 100% of IMTT, including the 33.3% portion of the Quebec terminal that it does not own, which is not significant. Both MIC’s and IMTT’s EBITDA excluding non-cash items and Free Cash Flow reflects 100% of the results of the Quebec terminal.
(2)	Proportionately combined Free Cash Flow for Contracted Power and Energy is equal to MIC's controlling ownership interest in its solar and wind power facilities and the district energy business, up to August 21, 2014, date of sale. As of April 1, 2015, Contracted Power and Energy also includes 100% of BEC, a gas-fired power facility.
(3)	Proportionately combined Free Cash Flow is equal to the sum of Free Cash Flow attributable to MIC's ownership interest in each of its operating businesses and MIC Corporate.
(4)	Our proportionate interest in IMTT prior to the acquisition of the remaining 50% interest on July 16, 2014.
(5)	Represents 100% of IMTT as a stand-alone business.

Liquidity and Capital Resources

General

Our primary cash requirements include normal operating expenses, debt service, debt principal payments, payments of dividends and capital expenditures. Our primary source of cash is operating activities, although we may draw on credit facilities for capital expenditures, issue additional shares or sell assets to generate cash.

At December 31, 2015, our consolidated debt outstanding totaled $2,833.3 million, our consolidated cash balance totaled $22.4 million and consolidated total available capacity under our revolving credit facilities totaled $1,149.0 million.

On February 19, 2016, MIC’s proportionate ownership interest of the debt outstanding was as follows ($ in thousands):

Business	Debt		Weighted Average Remaining Life (in years)	Balance Outstanding(1)	Weighted Average Rate(2)
MIC Corporate			3.4
	Revolving Facility			$9,000	2.18%
	Convertible Senior Notes			349,975	2.88%
IMTT(3)			8.4
	Senior Notes			600,000	3.97%
	Tax-Exempt Bonds			508,975	2.70%
Atlantic Aviation(4)			4.3
	Term Loan			600,500	4.63%
CP&E
	Renewables		15.1	212,626	4.76%
	BEC		6.5	271,000	3.91%
Hawaii Gas			5.8
	Term Loan	(5)		80,000	2.74%
	Senior Notes			100,000	4.22%
Total			7.0	$2,732,076	3.76%

(1)	Proportionate to MIC's ownership interest.
(2)	Reflects annualized interest rate on all facilities including interest rate hedges.
(3)	Excludes loans from prior owners of $18.2 million.
(4)	Excludes $4.1 million of stand-alone debt facilities used to fund construction at certain FBOs.
(5)	On February 10, 2016, Hawaii Gas completed the refinancing of its existing $80.0 million term loan facility and extended its maturity to February 2021.

At December 31, 2015, the revolving credit facilities of each of our businesses remained undrawn. In December 2015, we drew down $16.0 million on the MIC senior secured credit factility for general corporate purposes, of which $7.0 million was repaid in January 2016. The following table shows the profile of the revolving credit facilities at each of our businesses and at MIC Corporate on February 19, 2016 ($ in thousands).

Business	Debt		Remaining Life (in years)	Undrawn Amount	Interest Rate(1)
MIC Corporate	Revolving Facility		3.4	$401,000	LIBOR + 1.750%
IMTT	USD Revolving Facility		4.3	550,000	LIBOR + 1.500%
	CAD Revolving Facility		4.3	50,000	Bankers' Acceptance Rate + 1.500%
Atlantic Aviation	Revolving Facility		2.3	70,000	LIBOR + 2.500%
CP&E – BEC	Revolving Facility		6.5	25,000	LIBOR + 2.125%
Hawaii Gas	Revolving Facility	(2)	5.0	60,000	LIBOR + 1.250%
Total			4.0	$1,156,000

(1)	Excludes commitment fees.
(2)	On February 10, 2016, Hawaii Gas completed the refinancing of its existing $60.0 million revolving credit facility and extended its maturity to February 2021.

Liquidity and Capital Resources — (continued)

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

Six of our solar and wind facilities are financed through standalone fully amortizing non-recourse project finance structures which have maturities prior to or coterminous with the expiration of the underlying PPAs for each of those facilities. On a multiple of EBITDA basis, we use a higher initial level of leverage in these projects than at BEC or our other business segments because of the long-term wholly contracted nature of the revenue stream and the creditworthiness of the PPA counterparties.

The following section discusses our sources and uses of cash on a consolidated basis. All intercompany activities such as corporate allocations, capital contributions to our businesses and distributions from our businesses have been excluded from the tables as these transactions are eliminated on consolidation.

Recent Activities

At the Market (ATM) Program

On June 24, 2015, we entered into an equity distribution agreement providing for the sale by the Company, from time to time, of shares of its common stock having an aggregate gross offering price of up to $400.0 million. Sales of shares may be made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering, which includes sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange. Under the terms of the equity distribution agreement, we may also sell shares to any sales agent as principal for its own account. The Company is under no obligation to sell shares under the ATM Program. Through December 31, 2015, we sold 37,000 shares of common stock pursuant to the agreement for net proceeds of $3.0 million (after commissions and fees).

Equity Offering

On March 2, 2015, the Company completed an underwritten public offering of 5,312,500 shares. On March 12, 2015, an additional 796,875 shares were sold pursuant to the exercise of the underwriters’ over-allotment option. The proceeds from the offering of $471.6 million, net of underwriting fees and expenses, were partially used to fund the acquisition of BEC on April 1, 2015 and for general corporate purposes.

Liquidity and Capital Resources — (continued)

COMMITMENTS AND CONTINGENCIES

The following table summarizes our future obligations, by period due, as of December 31, 2015, under our various contractual obligations and commitments. We had no off-balance sheet arrangement at that date or currently.

	Payments Due by Period
	Total	Less than One Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	($ In Thousands)
Long-term debt(1)	$2,833,293	$40,099	$149,180	$1,001,995	$1,642,019
Interest obligations(2)	733,244	111,767	214,623	172,946	233,908
Capital lease obligations(3)	2,601	1,518	1,083	—	—
Operating lease obligations(4)	623,488	41,321	75,477	69,159	437,531
Pension benefit obligations(5)	95,632	7,242	15,227	18,500	54,663
Post-retirement benefit obligations(5)	9,500	920	1,842	1,956	4,782
Purchase commitments	54,483	27,350	27,133	—	—
Service commitments	107,589	30,758	14,070	10,163	52,598
Other	466	39	74	70	283
Total contractual cash obligations(6)	$4,460,296	$261,014	$498,709	$1,274,789	$2,425,784

(1)	The long-term debt represents the consolidated principal obligations to various lenders. The primary debt facilities are subject to certain covenants, the violation of which could result in acceleration of the maturity dates.
(2)	The variable rate portion on the interest obligation on long-term debt was calculated using three months LIBOR forward spot rate at December 31, 2015.
(3)	Capital lease obligations are for the lease of certain transportation equipment. Such equipment could be subject to repossession upon violation of the terms of the lease agreements.
(4)	This represents the minimum annual rentals required to be paid under non-cancellable operating leases with terms in excess of one year.
(5)	The pension and post-retirement benefit obligation is forecasted payments, by actuaries, for the next ten years.
(6)	The above table does not reflect certain long-term obligations, such as deferred taxes, for which we are unable to estimate the period in which the obligation will be incurred.

In addition to these commitments and contingencies, we typically incur capital expenditures on a regular basis. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —  Classification of Maintenance Capital Expenditures and Growth Capital Expenditures” and “Investing Activities” below for further discussion of growth capital expenditures. Maintenance capital expenditures are discussed above in “Results of Operations” for each of our businesses.

We also have other contingencies, including pending or threatened legal and administrative proceedings that are not reflected above as amounts at this time are not ascertainable. See “Legal Proceedings” in Part I, Item 3.

Our sources of cash to meet these obligations are as follows:

•	cash generated from our operations (see “Operating Activities” below);
•	issuance of shares or debt securities (see “Financing Activities” below);
•	refinancing our current credit facilities on or before maturity (see “Financing Activities” below);
•	cash available from our undrawn credit facilities (see “Financing Activities” below); and
•	if advantageous, sale of all or part of any of our businesses (see “Investing Activities” below).

Liquidity and Capital Resources — (continued)

ANALYSIS OF CONSOLIDATED HISTORICAL CASH FLOWS

($ In Thousands)	Year Ended December 31,			Change (From 2014 to 2015) Favorable/(Unfavorable)		Change (From 2013 to 2014) Favorable/(Unfavorable)
	2015	2014	2013
	$	$	$	$	%	$	%
Cash provided by operating activities	381,156	251,615	155,117	129,541	51.5	96,498	62.2
Cash used in investing activities	(448,816)	(1,068,806)	(139,636)	619,990	58.0	(929,170)	NM
Cash provided by financing activities	42,896	632,422	76,516	(589,526)	(93.2)	555,906	NM

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

The increase in consolidated cash provided by operating activities for 2015 compared with 2014 was due primarily to:

•	the consolidation of IMTT results beginning on July 16, 2014;
•	improved EBITDA excluding non-cash items; and
•	pension contributions made in 2014; partially offset by
•	interest rate swap breakage fees paid; and
•	increase in cash interest expense.

The increase in consolidated cash provided by operating activities for 2014 compared with 2013 was due primarily to:

•	the consolidation of IMTT on July 16, 2014;
•	payments from restricted cash accounts during 2014 for the completion of construction for projects and a payment into restricted cash during 2013 at our CP&E segment; and
•	improved operating results offset by higher cash interest paid at Atlantic Aviation; partially offset by
•	larger cash pension contribution made during 2014; and
•	larger cash distribution received from IMTT during 2013 reflected in cash from operating activities.

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

We believe our operating activities overall provide a source of sustainable and stable cash flows over the long-term with the opportunity for future growth due to:

•	consistent customer demand driven by the basic nature of the services provided;
•	our strong competitive position due to factors including:
•	high initial development and construction costs;
•	difficulty in obtaining suitable land near many of our operations (for example, airports, waterfront near ports);

Liquidity and Capital Resources — (continued)

•	long-term concessions, leases or customer contracts;
•	required government approvals, which may be difficult or time-consuming to obtain;
•	lack of immediate cost-effective alternatives for the services provided; and
•	product/service pricing that we expect to generally keep pace with cost changes due to factors including:
•	consistent demand;
•	limited alternatives;
•	contractual terms; and
•	regulatory rate setting.

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

The decrease in consolidated cash used in investing activities for 2015 compared with 2014 was primarily due to:

•	acquisitions related to IMTT, Galaxy FBOs and wind power facilities in 2014; partially offset by
•	proceeds from the sale of district energy business in 2014;
•	the acquisition of BEC on April 1, 2015;
•	the consolidation of IMTT’s capital expenditures and distributions to MIC that were previously accounted for using the equity method; and
•	increase in capital expenditures at Atlantic Aviation.

The increase in consolidated cash used in investing activities for 2014 compared with 2013 was primarily due to:

•	acquisitions related to IMTT, Galaxy FBOs and wind power facilities in 2014; and
•	increase in capital expenditures, primarily due to the consolidation of IMTT and increase in growth capital expenditures at Atlantic Aviation; partially offset by
•	proceeds from the sale of district energy business;
•	distributions received from IMTT classified as a return of investment in unconsolidated business prior to the IMTT Acquisition; and
•	decreases in capital expenditures at our solar power facilities.

Growth Capital Expenditures

We invested $132.6 million, $94.0 million and $91.8 million of growth capital expenditures in our existing businesses during the years ended December 31, 2015, 2014 and 2013, respectively.

Liquidity and Capital Resources — (continued)

We continuously evaluate opportunities to deploy capital in both growth projects and in acquisitions of additional businesses, whether through our existing businesses or in new lines of business. These opportunities may be significant, such as our recent acquisition of the remaining 50% interest in IMTT, or they may be incremental and not individually significant, such as our acquisitions of BEC and three FBOs in 2015. In aggregate, we anticipate deploying between $225.0 million and $250.0 million in these types of activities in 2016.

In addition, we maintain a backlog of projects that we expect to complete in subsequent periods. We consider projects to be a part of our backlog when we have committed to the deployment of capital for the underlying project, and have, where relevant, received all requisite approvals/authorizations for the deployment of such capital. The inclusion of a project in our backlog does not guarantee that the project will commence, be completed or ultimately generate revenue. As of December 31, 2015, our backlog includes and we anticipate deploying approximately $210.0 million of growth capital in 2016 and 2017.

We are actively pursuing an expansion of BEC and have entered into certain agreements, including for the acquisition of generating sets, related to that project. As of this date, we have not secured all of the requisite regulatory approvals, although these may be received during 2016. If approved, the construction of an additional 130MW of electricity generating capacity on land adjacent to BEC would involve the deployment of approximately $130.0 million in growth capital not included in the current backlog. The majority of this deployment would likely occur in 2017.

IMTT currently leases land to a third party on which it operates a 171 MW power plant. The lease expires in 2018, and we have notified the third party that we will not be renewing the lease and offered to buy out the remaining lease term. Following the reversion of control of the site to IMTT, MIC anticipates investing substantial capital over the medium term to develop or redevelop the site in a manner that could be an important growth component of the CP&E segment. The majority of any capital deployment in relation to this project(s) would likely occur in 2018 or later.

Financing Activities

The drivers of cash provided by financing activities primarily include new equity issuance and debt issuance related to acquisitions and capital expenditures. The drivers of cash used in financing activities primarily include repayment of debt principal balances on maturing debt and dividends to our shareholders.

The decrease in consolidated cash provided by financing activities for 2015 compared with 2014 is primarily due to:

•	cash proceeds, net of fees, from the July 2014 equity and convertible senior notes offerings used to partially fund the IMTT Acquisition, partially offset by cash proceeds, net of fees, from the issuance of equity in March 2015 which was used to fund a portion of the acquisition of BEC;
•	net repayment of term loan debt at BEC during 2015;
•	increase in dividends paid to shareholders during 2015; and
•	net borrowing at Atlantic Aviation to partially fund the Galaxy Acquisitions in April 2014; partially offset by
•	net borrowing on IMTT credit facilities upon refinancing its debt in May 2015 compared to net repayment on its previous outstanding revolver balance in 2014;
•	debt repayment at the district energy business prior to the sale of the business in 2014; and
•	decrease in distributions paid to noncontrolling interest in 2015.

Liquidity and Capital Resources — (continued)

The increase in consolidated cash provided by financing activities for 2014 compared with 2013 was primarily due to:

•	increase in cash proceeds, net of fees, from the July 2014 equity and convertible senior notes offerings used to partially fund the IMTT Acquisition, compared with the May and December 2013 equity offerings used to refinance the term loan at Atlantic Aviation and to fund the Galaxy Acquisitions; and
•	net decrease in debt repayments during 2014; partially offset by
•	increase in dividends paid to shareholders and the timing of the fourth quarter dividend for 2013 and 2012. The payment of the dividend for the fourth quarter of 2012 was accelerated and made during that quarter, whereas the dividend payment for the fourth quarter of 2013 was made in the first quarter of 2014, as is customary;
•	contribution from noncontrolling interests for our solar power facilities during 2013; and
•	increase in distributions paid to noncontrolling interest, primarily from the proceeds from the district energy business sale.

IMTT

On May 21, 2015, IMTT refinanced its existing debt, in part, with new senior notes, new revolving credit facilities and redeemed and sold its portfolio of tax-exempt bonds. In conjunction with the refinancing, Standard and Poor’s and Fitch assigned IMTT an investment grade rating of BBB- with a stable outlook to the notes and the issuer. Concurrent with entering into these new facilities, the business paid $31.4 million in interest rate swap breakage fees associated with the termination of out-of-the-money interest rate swap contracts related to the prior debt facilities.

At December 31, 2015, IMTT had $1.1 billion of debt outstanding consisting of $600.0 million of senior notes, $509.0 million of tax-exempt bonds and $18.2 million of loans from prior owners. IMTT also has access to $600.0 million of revolving credit facilities. At December 31, 2015, the revolving credit facilities remained undrawn.

The weighted average interest rate on the outstanding debt facilities, including interest rate swaps, was 3.42% at December 31, 2015. Cash interest paid totaled $33.8 million, excluding interest rate swap breakage fees, $39.7 million and $40.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

At December 31, 2015, IMTT was in compliance with its financial covenants.

Atlantic Aviation

At December 31, 2015, Atlantic Aviation had total debt outstanding of $604.6 million comprising $600.5 million of senior secured, first lien term loan facilities and $4.1 million of stand-alone debt facilities used to fund construction of certain FBOs. Atlantic Aviation also has access to a $70.0 million senior secured, first lien revolving credit facility which remained undrawn. The weighted average interest rate on all outstanding debt facilities, including interest rate swaps, was 4.63% at December 31, 2015. Cash interest paid totaled $29.4 million, $28.1 million and $18.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

At December 31, 2015, Atlantic Aviation was in compliance with its financial covenants.

CP&E

BEC

In connection with the BEC acquisition, the business assumed $509.1 million of debt facilities that were fully repaid in July 2015. As part of the repayment, BEC paid $19.2 million in interest rate swap breakage fees associated with the termination of out-of-the-money interest rate swap contracts. In August 2015, BEC entered into new debt agreements and at December 31, 2015, had $271.0 million of term debt outstanding. The interest rate on the term loan facility was LIBOR plus 2.125% at December 31, 2015. The floating rate

Liquidity and Capital Resources — (continued)

has been fixed at 1.786% for six years using interest rate swap contracts. BEC also entered into a $25.0 million revolving credit facility that bears interest at LIBOR plus 2.125%. The revolving credit facility remained undrawn at December 31, 2015. Cash interest paid totaled $12.0 million, excluding interest rate swap breakage fees in relation to the repayment of its long-term debt facilities, for the year ended December 31, 2015.

At December 31, 2015, BEC was in compliance with its financial covenants.

Solar and Wind Power Businesses

On June 3, 2015, the wind power business located in Idaho amended its term loan facility to reduce its cost of borrowings. The margin on the floating interest rate decreased from 2.75% to 1.625% with all other terms remaining substantially unchanged. The floating interest rate on the amortizing debt balance has been fixed at a weighted average rate of 4.756% at December 31, 2015 using interest rate swap contracts.

At December 31, 2015, the solar and wind power facilities had $284.5 million in term loan debt outstanding. The weighted average interest rate on the term loan debt, including interest rate swaps, was 4.716% at December 31, 2015. Cash interest paid totaled $15.1 million, $8.6 million and $3.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

At December 31, 2015, all of the solar and wind power businesses were in compliance with their respective financial covenants.

District Energy Business

On August 21, 2014, we completed the sale of the district energy business. Proceeds from the sale were used to repay the outstanding debt balance. Cash interest paid totaled $7.0 million and $9.7 million for the years ended December 31, 2014 and 2013, respectively.

Hawaii Gas

At December 31, 2015, Hawaii Gas had total debt outstanding of $180.0 million in term loan and senior secured note borrowings and a revolving credit facility of $60.0 million that remained undrawn. The weighted average interest rate on the outstanding debt facilities, including the interest rate swap, was 3.63% at December 31, 2015. Cash interest paid totaled $6.8 million, $6.7 million and $6.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

At December 31, 2015, Hawaii Gas was in compliance with its financial covenants.

On February 10, 2016, Hawaii Gas completed the refinancing of its existing $80.0 million term loan and $60.0 million revolving credit facility. The new, five-year facilities include a reduction in interest rates on the term loan and revolving credit facilities of 0.50% and 0.25%, respectively, compared with the prior facilities. The $80.0 million term loan will bear interest at a variable rate of LIBOR plus an applicable margin between 1.0% to 1.75% and initially set at 1.75%. The variable rate component of the debt was hedged at 0.99% using interest rate swaps through the first four years of the facility. The revolving credit facility will bear interest at a variable rate of LIBOR plus an applicable margin between 1.0% to 1.75% and initially set at 1.25% and will remain unhedged.

MIC Corporate

At December 31, 2015, we had $350.0 million in convertible senior notes outstanding that bear interest at 2.875% and $16.0 million drawn on our revolving credit facility. On May 1, 2015, we increased the aggregate commitments under our revolving credit facility from $250.0 million to $360.0 million, with all terms remaining the same, and subsequently, on August 25, 2015, we increased the commitments from $360.0 million to $410.0 million, with all terms remaining the same.

On April 1, 2015, we drew down $155.0 million on the MIC senior secured revolving credit facility to partially fund the BEC acquisition and subsequently repaid the amount in May 2015. In July 2015, we drew down $191.0 million, and together with cash on hand, fully repaid the outstanding balance of $251.5 million of term loan debt at BEC. The amount outstanding on the MIC senior secured revolving credit facility was

Liquidity and Capital Resources — (continued)

subsequently repaid in August 2015. At December 31, 2015, the undrawn portion on the MIC senior secured revolving credit facility was $394.0 million. In January 2016, we paid down $7.0 million of the outstanding balance on the MIC senior secured revolving credit facility. Cash interest paid totaled $11.8 million and $145,000 for the years ended December 31, 2015 and 2014, respectively.

At December 31, 2015, MIC Corporate was in compliance with its financial covenants.

For a description of the material terms and debt covenants of MIC and its businesses, see Note 8, “Long-Term Debt”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K.

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

IMTT

Contracts for the use of storage capacity at the various terminals predominantly have non-cancelable terms of one to five years. These contracts generally provide for payments for providing storage capacity throughout their term based on a fixed rate per barrel of capacity leased, as adjusted annually for inflation indices. Contract revenue is recognized over their term based on the rate specified in the contract. Revenue from the rendering of ancillary services (e.g., product movement (throughput), heating, blending, etc.) is recognized as the related services are performed based on contract rates. Throughput revenues in excess of those provided by contract are not recognized until the throughput quantity specified in the contract for the applicable period is exceeded. Payments received prior to the related services being performed or as a reimbursement for specific fixed asset additions or improvements related to a customer’s contract are recorded as deferred revenue and ratably recognized as revenues over the contract term; the noncurrent portion is included in other noncurrent liabilities. Environmental response services revenues are recognized as services are rendered. Revenue from IMTT is recorded in service revenue on the consolidated statements of operations.

Atlantic Aviation

Revenue from Atlantic Aviation is recorded in service revenue on the consolidated statements of operations. Services provided by Atlantic Aviation include: (i) Fuel services recognized when fuel has been delivered to the customer, collection of the resulting receivable is probable, persuasive evidence of an arrangement exists and the fee is fixed or determinable. Fuel services are recorded net of volume discounts and rebates; (ii) Certain fueling fees for fueling certain carriers with fuel owned by such carriers. Revenue from these transactions are recorded based on the service fee earned and does not include the cost of the carriers’ fuel; and (iii) Other services consisting principally of de-icing services, landing and fuel distribution fees as well as rental income for hangar and terminal use. Other FBO revenue is recognized as the services are rendered to the customer.

CP&E

BEC

With respect to BEC’s contracted capacity, revenue is recognized as energy, capacity and ancillary services are sold to the off-taker under the third-party tolling agreements, which are based on a fixed rate per MW of capacity and not subject to dispatch or utilization. A portion of the revenues under the tolling agreements are subject to annual increases. Revenues under the tolling agreements are subject to availability of capacity (subject to a historical rolling average forced outage factor). Variable operating and major maintenance revenues under the tolling agreements are a function of net plant output and a negotiated rate, which is adjusted annually based on historical plant experience.

With respect to BEC’s residual capacity, revenue is recognized as energy, capacity and ancillary services are sold into the New York Independent System Operator (NYISO) energy market, which are based on prevailing market rates at the time such services are sold. Volumes of energy and ancillary services sold are subject to BEC’s market based dispatch from NYISO.

Revenue from BEC is recorded in product revenue on the consolidated statements of operations.

Solar and wind power businesses

Revenue from solar and wind power facilities are recognized when the electricity is provided to the utility companies. Owners of these facilities sell substantially all of the electricity generated at a fixed price to electric utilities pursuant to long-term (typically 20 – 25 years) PPAs. Customers are billed on a monthly-cycle basis. Revenue from the solar and wind power facilities are recorded in product revenue on the consolidated statements of operations.

District energy business (through the date sold)

Revenue from cooling capacity and consumption was recognized at the time of performance of service. Cash received from customers for services to be provided in the future was recorded as unearned revenue and recognized over the expected service period on a straight-line basis. Revenue from the district energy business was recorded in service revenue on the consolidated statements of operations through the date of sale.

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

Hedging

From time to time the Company enters into interest rate swap agreements to minimize potential variations in cash flows resulting from fluctuations in interest rates and their impact on its variable-rate debt. In addition, since the fourth quarter of 2014 the Company’s Hawaii Gas business entered into commodity price hedges to mitigate the impact of fluctuations in propane prices on its cash flows.

As of February 25, 2009 for Atlantic Aviation and effective April 1, 2009 for our other businesses, we elected to discontinue hedge accounting. From the dates that hedge accounting was discontinued, all movements in the fair value of the interest rate swaps are recorded directly through earnings. As a result of the discontinuance of hedge accounting, we reclassified into earnings net derivative losses included in accumulated other comprehensive loss over the remaining life of the existing interest rate swaps. As of December 31, 2014, the other comprehensive loss related to net derivative losses was fully amortized.

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

Interest Rate Risk

We are exposed to interest rate risk in relation to the borrowings of our businesses. Our current policy is to enter into derivative financial instruments to fix variable-rate interest payments covering a portion of the interest rate risk associated with the borrowings of our businesses, subject to the requirements of our lenders. As of December 31, 2015, we had $2.8 billion of current and long-term debt, of which $1.6 billion was economically hedged with interest rate contracts, $1.2 billion was fixed rate debt and $16.0 million was unhedged.

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

IMTT

At December 31, 2015, IMTT had $509.0 million in tax exempt bonds outstanding. The floating rate has been fully fixed at a weighted average of 2.70% using interest rate swap contracts through June 2021, approximately one year before the tax exempt bonds are subject to mandatory tender. A 10% decrease in interest rates would result in a $3.8 million decrease in the fair market value of the interest rate swaps and a corresponding 10% increase would result in a $2.8 million increase in the fair market value.

Atlantic Aviation

At December 31, 2015, Atlantic Aviation had $600.5 million of term loan debt outstanding. The interest rate on the term loan debt floats at LIBOR plus 2.5%. This floating rate has been fixed at 4.63% using amortizing interest rate swap contracts that are expected to equal the total principal balance outstanding on the term loan debt through July 2019, approximately one year prior to maturity. A 10% decrease in interest rates would result in a $2.6 million decrease in the fair market value of the interest rate swaps and a corresponding 10% increase would result in a $2.5 million increase in the fair market value.

CP&E

BEC

At December 31, 2015, BEC had $271.0 million of term loan debt outstanding. The interest rate on the term loan debt floats at LIBOR plus 2.125% at December 31, 2015. This floating rate has been fixed at 3.91% using amortizing interest rate swap contracts that are expected to equal the total principal balance outstanding on the term loan debt through August 2021, approximately one year prior to maturity. A 10% decrease in interest rates would result in a $2.6 million decrease in the fair market value of the interest rate swaps and a corresponding 10% increase would result in a $2.1 million increase in the fair market value.

Wind power facility

At December 31, 2015, one of the wind power facilities had $151.4 million of term loan debt outstanding. The interest rate on this term loan facility floats at LIBOR plus 1.625% at December 31, 2015. This floating rate has been fixed at a weighted average rate of 4.756% using amortizing interest rate swap contracts that are expected to equal the total principal balance outstanding on the term loan facility through maturity in December 2027. A 10% decrease in interest rates would result in a $2.1 million decrease in the fair market value of the interest rate swaps and a corresponding 10% increase would result in a $1.9 million increase in the fair market value.

Hawaii Gas

At December 31, 2015, Hawaii Gas had $80.0 million of term loan debt outstanding. The interest rate on this term loan facility floats at LIBOR plus 2.25% at December 31, 2015. This floating rate has been fixed at 2.89% using interest rate swap contract through August 2016, approximately one year prior to maturity. A

10% decrease in interest rates would result in a $24,000 decrease in the fair market value of the interest rate swaps and a corresponding 10% increase would result in a $28,000 increase in the fair market value.

MIC Corporate

At December 31, 2015, MIC Corporate had $16.0 million outstanding under its revolving credit facility. This debt is unhedged. A 1% increase in interest rates on this debt would result in a $160,000 increase in interest expense per year and a corresponding 1% decrease would result in a $160,000 decrease in interest expense per year.

Commodity Price Risk

Hawaii Gas

The risk associated with fluctuations in the prices Hawaii Gas pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. Hawaii Gas’s gross profit is sensitive to changes in propane supply costs and Hawaii Gas may not always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the business’ propane market price risk, Hawaii Gas had used and expects to continue to use over-the-counter commodity derivative instruments including price swaps. Hawaii Gas does not use commodity derivative instruments for speculative or trading purposes. Over-the-counter derivative commodity instruments utilized by Hawaii Gas to hedge forecasted purchases of propane are generally settled at expiration of the contract. The fair value of unsettled commodity price risk sensitive instruments at December 31, 2015, was a liability of $4.4 million. A 10% increase in the market price of propane would result in an increase in such fair value of approximately $3.0 million. A 10% decrease in the market price of propane would result in a decrease in such fair value of approximately $2.8 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MACQUARIE INFRASTRUCTURE CORPORATION

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Macquarie Infrastructure Corporation:

We have audited the accompanying consolidated balance sheets of Macquarie Infrastructure Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macquarie Infrastructure Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Macquarie Infrastructure Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2016, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas
February 22, 2016

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED BALANCE SHEETS
($ in Thousands, Except Share Data)

	As of December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$22,394	$48,014
Restricted cash	18,946	21,282
Accounts receivable, less allowance for doubtful accounts of $1,690 and $771, respectively	95,597	96,885
Inventories	29,489	28,080
Prepaid expenses	21,690	14,276
Deferred income taxes	23,355	25,412
Other	28,453	22,941
Total current assets	239,924	256,890
Property, equipment, land and leasehold improvements, net	4,116,163	3,362,585
Investment in unconsolidated business	8,274	9,773
Goodwill	2,017,211	1,996,259
Intangible assets, net	934,892	959,634
Deferred financing costs, net of accumulated amortization	46,669	32,037
Other	15,695	8,010
Total assets	$7,378,828	$6,625,188
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Due to Manager – related party	$73,317	$4,858
Accounts payable	56,688	49,733
Accrued expenses	78,527	77,248
Current portion of long-term debt	40,099	27,655
Fair value of derivative instruments	19,628	32,111
Other	40,531	32,727
Total current liabilities	308,790	224,332
Long-term debt, net of current portion	2,793,194	2,364,866
Deferred income taxes	840,191	904,108
Fair value of derivative instruments	15,698	27,724
Tolling agreements – noncurrent	68,150	—
Other	150,363	133,990
Total liabilities	4,176,386	3,655,020
Commitments and contingencies	—	—

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED BALANCE SHEETS – (continued)
($ in Thousands, Except Share Data)

	As of December 31,
	2015	2014
Stockholders’ equity:
Preferred stock ($0.001 par value; 100,000,000 authorized; no shares issued and outstanding at December 31, 2015)(1)	$—	$—
Special stock ($0.001 par value; 100 authorized; 100 shares issued and outstanding at December 31, 2015)(1)	—	—
Common stock ($0.001 par value; 500,000,000 authorized; 80,006,744 shares issued and outstanding at December 31, 2015)(1)	80	—
LLC interests (no par value; 71,089,590 LLC interests issued and outstanding at December 31, 2014)(1)	—	1,942,745
Additional paid in capital(1)	2,317,421	21,447
Accumulated other comprehensive loss	(23,295)	(21,550)
Retained earnings	735,984	844,521
Total stockholders’ equity	3,030,190	2,787,163
Noncontrolling interests	172,252	183,005
Total equity	3,202,442	2,970,168
Total liabilities and equity	$7,378,828	$6,625,188

(1)	See Note 10, “Stockholders' Equity”, for discussions on preferred stock, special stock, common stock, LLC interests and additional paid in capital.

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
($ in Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2015	2014	2013
Revenue
Service revenue	$1,288,501	$1,064,682	$770,360
Product revenue	350,749	284,400	267,096
Financing and equipment lease income	—	1,836	3,563
Total revenue	1,639,250	1,350,918	1,041,019
Costs and expenses
Cost of services	551,029	546,609	434,177
Cost of product sales	168,954	192,881	185,843
Selling, general and administrative	304,862	265,254	210,060
Fees to Manager – related party	354,959	168,182	85,367
Depreciation	215,243	98,442	39,150
Amortization of intangibles	101,435	42,695	34,651
Loss from customer contract termination	—	1,269	5,906
Loss on disposal of assets	2,093	1,279	226
Total operating expenses	1,698,575	1,316,611	995,380
Operating (loss) income	(59,325)	34,307	45,639
Other income (expense)
Interest income	55	112	204
Interest expense(1)	(123,079)	(73,196)	(37,044)
Loss on extinguishment of debt	—	(90)	(2,472)
Equity in earnings and amortization charges of investee	—	26,391	39,115
Gain from acquisition/divestiture of businesses(2)	—	1,027,054	—
Other income, net	3,381	331	681
Net (loss) income before income taxes	(178,968)	1,014,909	46,123
Benefit (provision) for income taxes(3)	65,161	24,374	(18,043)
Net (loss) income	$(113,807)	$1,039,283	$28,080
Less: net loss attributable to noncontrolling interests	(5,270)	(2,745)	(3,174)
Net (loss) income attributable to MIC	$(108,537)	$1,042,028	$31,254
Basic (loss) income per share attributable to MIC	$(1.39)	$16.54	$0.61
Weighted average number of shares outstanding: basic	77,997,826	62,990,312	51,381,003
Diluted (loss) income per share attributable to MIC	$(1.39)	$16.10	$0.61
Weighted average number of shares outstanding: diluted	77,997,826	64,925,565	51,396,146
Cash dividends declared per share	$4.46	$3.8875	$3.35

(1)	Interest expense includes losses on derivative instruments of $30.5 million, $21.3 million and $7.5 million for the years ended December 31, 2015, 2014 and 2013, respectively, of which net losses of $856,000 and $1.4 million were reclassified from accumulated other comprehensive loss for the years ended December 31, 2014 and 2013, respectively.
(2)	Gain from acquisition/divestiture of businesses represents the gain of $948.1 million from IMTT Acquisition from the remeasuring to fair value of the Company’s previous 50% ownership interest and the gain of $78.9 million from the sale of the Company’s interest in the district energy business.
(3)	Includes $340,000 and $568,000 of benefit for income taxes from accumulated other comprehensive loss reclassifications for the years ended December 31, 2014 and 2013, respectively.

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
($ in Thousands)

	Year Ended December 31,
	2015	2014	2013
Net (loss) income	$(113,807)	$1,039,283	$28,080
Other comprehensive (loss) income, net of taxes:
Reclassification of realized losses of derivatives into earnings(1)	—	636	902
Change in post-retirement benefit plans(2)	4,049	(10,816)	12,445
Translation adjustment(3)	(9,671)	(4,813)	(560)
Other comprehensive (loss) income	(5,622)	(14,993)	12,787
Comprehensive (loss) income	$(119,429)	$1,024,290	$40,867
Less: comprehensive loss attributable to noncontrolling interests	(9,147)	(4,633)	(2,743)
Comprehensive (loss) income attributable to MIC	$(110,282)	$1,028,923	$43,610

(1)	Reclassification of realized losses of derivatives is composed of (i) pre-tax derivative losses into interest expense of $856,000 and $1.4 million, respectively, and the related tax benefit of $340,000 and $568,000, respectively, in the consolidated statements of operations; and (ii) pre-tax derivative losses of $185,000 and $61,000, respectively, as an adjustment to investment in unconsolidated business, and an adjustment to deferred taxes of $65,000 and $21,000, respectively, in the consolidated balance sheets for the years ended December 31, 2014, and 2013, respectively. See Note 10, “Stockholders' Equity” for further discussions.
(2)	Change in post-retirement benefit plans is presented net of taxes of $2.7 million, $6.9 million and $7.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. See Note 10, “Stockholders' Equity” for further discussions.
(3)	Translation adjustment is presented net of taxes of $3.9 million, $2.7 million and $302,000 for the years ended December 31, 2015, 2014 and 2013, respectively. See Note 10, “Stockholders' Equity” for further discussions.

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in Thousands, Except Share Data)

				Shares
	Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2015	2014	2013
LLC Interests(1)
Balance, beginning of year	$1,942,745	$1,226,733	$883,143	71,089,590	56,295,595	47,453,943
Issuance of shares, net of offering costs	471,627	739,452	339,279	6,111,253	11,504,844	6,334,277
Issuance of shares to Manager	176,256	101,345	132,641	2,213,666	1,546,918	2,488,272
Issuance of shares pursuant to IMTT acquisition	—	115,000	—	—	1,729,323	—
Issuance of shares to independent directors	750	750	640	12,525	12,910	19,103
Issuance of shares pursuant to conversion of convertible senior notes	2	—	—	23	—	—
Dividends to shareholders(2)	(162,967)	(240,535)	(128,970)	—	—	—
Conversion of LLC interests to common stock(1)	(2,428,413)	—	—	(79,427,057)	—	—
Balance, end of year	$—	$1,942,745	$1,226,733	—	71,089,590	56,295,595
Common Stock
Balance, beginning of year	$—	$—	$—	—	—	—
Issuance of shares, net of offering costs	—	—	—	53,798	—	—
Issuance of shares to Manager(3)	1	—	—	525,598	—	—
Issuance of shares pursuant to conversion of convertible senior notes	—	—	—	291	—	—
Conversion of LLC interests to common stock(1)	79	—	—	79,427,057	—	—
Balance, end of year	$80	$—	$—	80,006,744	—	—
Additional Paid in Capital
Balance, beginning of year	$21,447	$21,447	$21,447
Issuance of shares, net of offering costs	3,822	—	—
Issuance of shares to Manager	42,388	—	—
Issuance of shares pursuant to conversion of convertible senior notes	23	—	—
Dividends to common stockholders(2)	(178,593)	—	—
Conversion of LLC interests to common stock(1)	2,428,334	—	—
Balance, end of year	$2,317,421	$21,447	$21,447
Accumulated Other Comprehensive Loss
Balance, beginning of year	$(21,550)	$(8,445)	$(20,801)
Other comprehensive (loss) income	(1,745)	(13,105)	12,356
Balance, end of year	$(23,295)	$(21,550)	$(8,445)
Retained Earnings (Accumulated Deficit)
Balance, beginning of year	$844,521	$(197,507)	$(228,761)
Net (loss) income	(108,537)	1,042,028	31,254
Balance, end of year	$735,984	$844,521	$(197,507)
Total Stockholders' Equity	$3,030,190	$2,787,163	$1,042,228
Noncontrolling Interests
Balance, beginning of year	$183,005	$111,040	$42,537
Distributions to noncontrolling interests	(2,138)	(62,703)	(2,366)
Net adjustment to noncontrolling interest from acquisitions/disposition	—	139,301	—
Contributions from noncontrolling interests	532	—	73,612
Net loss	(5,270)	(2,745)	(3,174)
Other comprehensive (loss) income	(3,877)	(1,888)	431
Balance, end of year	$172,252	$183,005	$111,040
Total Equity	$3,202,442	$2,970,168	$1,153,268

(1)	See Note 10, “Stockholders' Equity”, for discussion on common stock, LLC interests and additional paid in capital.
(2)	See Note 10, “Stockholders' Equity”, for discussion on cash dividends paid on shares for each period.
(3)	Excludes 100 shares of special stock issued to Manager for the year ended December 31, 2015. See Note 10, “Stockholders' Equity” for further discussion.

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in Thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net (loss) income	$(113,807)	$1,039,283	$28,080
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	215,243	102,816	45,876
Amortization of intangible assets	101,435	42,695	34,651
Equity in earnings and amortization charges of investee	—	(26,391)	(39,115)
Equity distributions from investee	—	25,330	39,115
Gain from acquisition/divestiture of businesses	—	(1,027,181)	—
Amortization of debt financing costs	9,075	5,376	3,874
Adjustments to derivative instruments	(47,208)	(567)	(5,138)
Fees to Manager-related party	287,139	103,182	85,367
Equipment lease receivable, net	—	2,805	3,807
Deferred taxes	(58,734)	(27,942)	13,295
Other non-cash expense, net	6,253	9,559	8,777
Changes in other assets and liabilities, net of acquisitions:
Restricted cash	722	35,858	(28,303)
Accounts receivable	5,418	1,645	(4,239)
Inventories	(84)	4,779	(4,662)
Prepaid expenses and other current assets	(6,964)	5,448	1,062
Due to Manager – related party	(33)	(11)	29
Accounts payable and accrued expenses	(8,002)	(12,446)	(23,796)
Income taxes payable	(5,926)	288	1,037
Pension contribution	—	(26,960)	(3,150)
Other, net	(3,371)	(5,951)	(1,450)
Net cash provided by operating activities	381,156	251,615	155,117
Investing activities
Acquisitions of businesses and investments, net of cash acquired	(266,895)	(1,222,266)	(28,953)
Proceeds from sale of business, net of cash divested	—	265,295	—
Return of investment in unconsolidated business	—	12,319	371
Purchases of property and equipment	(194,148)	(123,946)	(111,208)
Change in restricted cash	10,559	—	—
Other, net	1,668	(208)	154
Net cash used in investing activities	(448,816)	(1,068,806)	(139,636)

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)
($ in Thousands)

	Year Ended December 31,
	2015	2014	2013
Financing activities
Proceeds from long-term debt	$2,486,569	$412,884	$561,253
Payment of long-term debt	(2,554,552)	(548,431)	(748,668)
Proceeds from the issuance of shares	492,433	765,052	355,890
Dividends paid to common stockholders	(341,560)	(240,535)	(128,970)
Contributions received from noncontrolling interests	532	—	73,612
Distributions paid to noncontrolling interests	(2,546)	(62,538)	(2,366)
Offering and equity raise costs paid	(16,984)	(25,600)	(16,313)
Debt financing costs paid	(23,816)	(15,142)	(19,699)
Proceeds from the issuance of convertible senior notes	—	350,000	—
Change in restricted cash	5,166	(999)	3,810
Payment of capital lease obligations	(2,346)	(2,269)	(2,033)
Net cash provided by financing activities	42,896	632,422	76,516
Effect of exchange rate changes on cash and cash equivalents	(856)	(590)	—
Net change in cash and cash equivalents	(25,620)	(185,359)	91,997
Cash and cash equivalents, beginning of year	48,014	233,373	141,376
Cash and cash equivalents, end of year	$22,394	$48,014	$233,373
Supplemental disclosures of cash flow information
Non-cash investing and financing activities:
Accrued equity offering costs	$—	$—	$298
Accrued financing costs	$3	$112	$479
Accrued purchases of property and equipment	$23,396	$8,122	$13,950
Acquisition of equipment through capital leases	$398	$3,744	$1,320
Issuance of shares to Manager	$218,645	$101,345	$132,641
Issuance of shares to independent directors	$750	$750	$640
Issuance of shares for acquisition of business	$—	$115,000	$—
Conversion of convertible senior notes to shares	$25	$—	$—
Conversion of LLC interests to common stock(1)	$79	$—	$—
Conversion of LLC interests to additional paid in capital(1)	$2,428,334	$—	$—
Conversion of construction loan to term loan	$—	$60,360	$24,749
Distributions payable to noncontrolling interests	$33	$441	$276
Taxes paid, net	$6,654	$19,704	$3,710
Interest paid	$108,896	$70,894	$38,956

(1)	See Note 10, “Stockholders' Equity”, for discussion on common stock, LLC interests and additional paid in capital.

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Macquarie Infrastructure Corporation is the successor to Macquarie Infrastructure Company LLC (MIC LLC) pursuant to the conversion (the Conversion) of MIC LLC from a Delaware limited liability company to a Delaware corporation on May 21, 2015. MIC LLC was formed on April 13, 2004. Except as otherwise specified, all references in this Form 10-K to “MIC” or the “Company,” refer (i) from and after the time of the Conversion, to Macquarie Infrastructure Corporation and its subsidiaries and (ii) prior to the Conversion, to the predecessor MIC LLC and its subsidiaries. Except as otherwise specified, all references in this Form 10-K to “common stock” or “shares” refer (i) from and after the time of the Conversion, to common stock and (ii) prior to the Conversion, LLC interests.

The Company owns, operates and invests in a diversified group of businesses in the United States. Macquarie Infrastructure Management (USA) Inc. is the Company’s manager and is referred to in these financial statements as the Manager. The Manager is a wholly-owned subsidiary within the Macquarie Group of companies, which is comprised of Macquarie Group Limited and its subsidiaries and affiliates worldwide. Macquarie Group Limited is headquartered in Australia and is listed on the Australian Stock Exchange. MIC is a non-operating holding company with a Board of Directors and other corporate governance responsibilities. MIC, and MIC LLC prior to the Conversion, is treated as a corporation for tax purposes.

The Company owns its businesses through its direct wholly-owned subsidiary MIC Ohana Corporation, the successor to Macquarie Infrastructure Company Inc. pursuant to the Conversion on May 21, 2015. The Company operates and invests in a diversified group of businesses that provide services to other businesses, government agencies and individuals primarily in the U.S. The businesses it owns and operates include:

•	International-Matex Tank Terminals (IMTT): a bulk liquid terminals business that provides bulk liquid storage, handling and other services to third parties at ten marine terminals in the United States and two in Canada;
•	Atlantic Aviation: a provider of fuel, terminal, aircraft hangaring and other services primarily to owners and operators of general aviation (GA) aircraft on 69 airports in the U.S.;
•	Contracted Power and Energy (CP&E) Segment: controlling interests in gas-fired, wind and solar power facilities in the U.S.; and
•	Hawaii Gas: a gas energy company processing and distributing gas and providing related services in Hawaii.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company consolidates investments where it has a controlling financial interest. The general condition for a controlling financial interest is ownership of a majority of the voting interest and, therefore, as a general rule, ownership, directly or indirectly, of over 50% of the outstanding voting shares is a condition for consolidation. In addition, if the Company demonstrates that it has the ability to direct policies and management, this may be also indication for consolidation. For investments in variable interest entities, the Company consolidates when it is determined to be the primary beneficiary of the variable interest entity. As of December 31, 2015, the Company was the primary beneficiary in six solar power facilities and two wind power facilities in the U.S. and consolidated these projects accordingly.

Investments

The Company accounts for 50% or less owned companies over which it has the ability to exercise significant influence using the equity method of accounting, otherwise the cost method is used. The Company’s share of net income or losses of equity investments is included in equity in earnings and

MACQUARIE INFRASTRUCTURE CORPORATION

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

Subsequent to the IMTT acquisition on July 16, 2014 (IMTT Acquisition), the Company does not have any equity method investments on its consolidated balance sheet. From January 1, 2014 through July 15, 2014, the results of IMTT have been accounted for under the equity method of accounting. From July 16, 2014 through December 31, 2014 and subsequent periods, the Company has consolidated the results of IMTT.

Investment in unconsolidated business of $8.3 million and $9.8 million at December 31, 2015 and 2014, respectively, represent primarily a 20% ownership interest in a joint venture acquired in conjunction with the IMTT Acquisition on July 16, 2014. This investment is accounted for at cost on the consolidated balance sheet. Income from this investment is recorded in other income (expense), net, on the consolidated statements of operations.

Use of Estimates

The preparation of the consolidated financial statements, which are in conformity with generally accepted accounting principles (GAAP) requires the Company to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis and the estimates are based on experience, current and expected future conditions, third-party evaluations and various other assumptions that the Company believes are reasonable under the circumstances. Significant items subject to such estimates and assumptions include the carrying amount of property, equipment, land and leasehold improvements, intangibles and goodwill; valuation allowances for receivables, inventories and deferred income tax assets; assets and obligations related to employee benefits; and valuation of derivative instruments. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from the estimates and assumptions used in the financial statements and related notes.

Business Combinations

Acquisitions of businesses that the Company controls are accounted for under the purchase method of accounting. The amounts assigned to the identifiable assets acquired and liabilities assumed in connection with acquisitions are based on estimated fair values as of the date of the acquisition, with the remainder, if any, recorded as goodwill. The fair values are determined by the Company’s management, taking into consideration information supplied by the management of acquired entities and other relevant information. Such information includes valuations supplied by independent appraisal experts for significant business combinations. The valuations are generally based upon future cash flow projections for the acquired assets, discounted to present value. The determination of fair values require significant judgment both by management and outside experts engaged to assist in this process.

Cash and Cash Equivalents

The Company considers all highly liquid investments, including commercial paper, with a maturity of three months or less when purchased to be cash equivalents. Commercial paper, with maturities of approximately three months or less, issued by a counterparty with Standard & Poor rating of A1+ are also considered cash and cash equivalents. The Company did not have any commercial paper at December 31, 2015 and 2014.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Restricted Cash

Restricted cash on the consolidated balance sheets represents cash account agreements that require the businesses within the CP&E segment that have long-term debt to maintain cash accounts restricted to fund operations, capital expenditures and debt service. For these businesses, cash generated from operations is recorded in restricted cash upon receipts. The solar and wind businesses within the CP&E segment use the restricted cash to pay distributions to its partners and the Bayonne Energy Center (BEC) within the CP&E segment also uses restricted cash to fund capital expenditures.

The Company recorded $19.0 million of cash pledged as collateral in the consolidated balance sheet at December 31, 2015, of which $18.9 million was recorded in current assets. At December 31, 2014, the Company recorded $22.0 million of cash pledged as collateral in the consolidated balance sheet, of which $21.3 million was recorded in current assets. The remaining amounts are included in other noncurrent assets.

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

The Company’s inventory balance at December 31, 2015 comprised $14.3 million of inventory held for sale and $15.2 million of materials and supplies. The Company’s inventory balance at December 31, 2014 comprised $15.6 million of inventory held for sale and $12.5 million of materials and supplies.

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

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Goodwill and Intangible Assets

Goodwill consists of costs in excess of the aggregate purchase price over the fair value of tangible and identifiable intangible net assets acquired in business combinations. The cost of intangible assets with determinable useful lives is amortized over their estimated useful lives ranging as follows:

Customer relationships	9 to 30 years
Contractual arrangements	5 to 57 years
Non-compete agreements	10 years
Leasehold rights	25 years
Trade names	20 years
Technology	5 years

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

If an entity concludes that it is more likely than not that the fair value of reporting unit is less than its carrying amount, or if there is a triggering event that indicates impairment, the Company needs to perform the two-step impairment test. This requires management to make judgments in determining what assumptions to use in the calculation. The first step is to determine the estimated fair value of each reporting unit with goodwill. The reporting units of the Company, for purposes of the impairment test, are those components of operating segments for which discrete financial information is available and segment management regularly reviews the operating results of that component. When determining reporting units, components with similar economic characteristics are combined.

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

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Impairment of Indefinite-lived Intangibles, Excluding Goodwill

Indefinite-lived intangibles, which consist of trademarks, are considered impaired when the carrying amount of the asset exceeds its implied fair value.

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

Debt Issuance Costs

The Company capitalizes all direct costs incurred in connection with the issuance of debt as debt issuance costs. These costs are amortized over the contractual term of the debt instrument, which ranges from 5 to 23 years, using the effective interest method.

Derivative Instruments

From time to time the Company enters into interest rate swap agreements to minimize potential variations in cash flows resulting from fluctuations in interest rates and their impact on its variable-rate debt. Since the fourth quarter of 2014, the Company’s Hawaii Gas business entered into commodity price hedges to mitigate the impact of fluctuations in propane prices on its cash flows.

The Company accounts for derivatives and hedging activities in accordance with Accounting Standard Codification (ASC) 815 Derivatives and Hedging, which requires that all derivative instruments be recorded on the balance sheet at their respective fair values. All movements in the fair value of derivative contracts are recorded directly through earnings. See Note 9, “Derivative Instruments and Hedging Activities”, for further discussion.

Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and variable-rate senior debt, are carried at cost, which approximates their fair value because of either the short-term maturity, or variable or competitive interest rates assigned to these financial instruments.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with financial institutions and its balances may exceed federally insured limits. The Company’s accounts receivable are mainly derived from fuel and gas sales and services rendered under contract terms with commercial and private customers located primarily in the United States. At December 31, 2015 and 2014, there were no outstanding accounts receivable due from a single customer that accounted for more than 10% of the total accounts receivable. Additionally, no single customer accounted for more than 10% of the Company’s revenue during the years ended December 31, 2015, 2014 and 2013.

Foreign Currency Translation

The assets and liabilities of IMTT’s Newfoundland and Quebec locations are translated from their local currency (Canadian dollars) to U.S. dollars at exchange rates in effect at the end of the year and consolidated statement of operations accounts are translated at average exchange rates for the year. Translation gains or losses as a result of changes in the exchange rate are recorded as a component of other comprehensive income (loss).

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Tolling Agreements Liability

Tolling agreements represent agreements with an off-taker where BEC agreed to sell 62.5% of its capacity, energy and ancillary services for fixed monthly tolling and capacity payments and monthly variable operation and maintenance (O&M) fees. Fixed payments received under these contracts were below prevailing market rates at the date of acquisition. The difference between the present value of the fixed payments and the present value of the market rates at the date of acquisition is recorded as a liability on the consolidated balance sheet as part of purchase accounting. This liability is amortized into revenue over a weighted average life of the tolling agreements of approximately thirteen years.

Income (Loss) per Share

The Company calculates income (loss) per share using the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon conversion of the Company’s convertible senior notes (using the if-converted method), stock units granted to the Company’s independent directors and fees payable to the Manager that will be reinvested in shares by the Manager in a future period. Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

Comprehensive Income (Loss)

The Company follows the requirements of ASC 220 Comprehensive Income, for the reporting and presentation of comprehensive income (loss) and its components. This guidance requires unrealized gains or losses on the Company’s foreign currency translation adjustments, minimum pension liability adjustments and changes in fair value of derivatives, where hedge accounting had been previously applied, to be included in other comprehensive income (loss). At December 31, 2014, the other comprehensive loss related to hedge accounting was fully amortized.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed and determinable and collectability is probable.

IMTT

Contracts for the use of storage capacity at the various terminals predominantly have non-cancelable terms of one to five years. These contracts generally provide for payments for providing storage capacity throughout their term based on a fixed rate per barrel of capacity leased, as adjusted annually for inflation indices. Contract revenue is recognized over their term based on the rate specified in the contract. Revenue from the rendering of ancillary services (e.g., product movement (throughput), heating, blending, etc.) is recognized as the related services are performed based on contract rates. Throughput revenues in excess of those provided by contract are not recognized until the throughput quantity specified in the contract for the applicable period is exceeded. Payments received prior to the related services being performed or as a reimbursement for specific fixed asset additions or improvements related to a customer’s contract are recorded as deferred revenue and ratably recognized as revenues over the contract term; the noncurrent portion is included in other noncurrent liabilities. Environmental response services revenues are recognized as services are rendered. Revenue from IMTT is recorded in service revenue on the consolidated statements of operations.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Atlantic Aviation

Revenue from Atlantic Aviation is recorded in service revenue on the consolidated statements of operations. Services provided by Atlantic Aviation include: (i) Fuel services recognized when fuel has been delivered to the customer, collection of the resulting receivable is probable, persuasive evidence of an arrangement exists and the fee is fixed or determinable. Fuel services are recorded net of volume discounts and rebates; (ii) Certain fueling fees for fueling certain carriers with fuel owned by such carriers. Revenue from these transactions are recorded based on the service fee earned and does not include the cost of the carriers’ fuel; and (iii) Other services consisting principally of de-icing services, landing and fuel distribution fees as well as rental income for hangar and terminal use. Other fixed base operation (FBO) revenue is recognized as the services are rendered to the customer.

CP&E

BEC

With respect to BEC’s contracted capacity, revenue is recognized as energy, capacity and ancillary services are sold to the off-taker under the third-party tolling agreements, which are based on a fixed rate per megawatt (MW) of capacity and not subject to dispatch or utilization. A portion of the revenues under the tolling agreements are subject to annual increases. Revenues under the tolling agreements are subject to availability of capacity (subject to a historical rolling average forced outage factor). Variable operating and major maintenance revenues under the tolling agreements are a function of net plant output and a negotiated rate, which is adjusted annually based on historical plant experience.

With respect to BEC’s residual capacity, revenue is recognized as energy, capacity and ancillary services are sold into the New York Independent System Operator (NYISO) energy market, which are based on prevailing market rates at the time such services are sold. Volumes of energy and ancillary services sold are subject to BEC’s market based dispatch from NYISO.

Revenue from BEC is recorded in product revenue on the consolidated statements of operations.

Solar and wind power facilities

Revenue from the solar and wind power facilities are recognized when the electricity is provided to the utility companies. Owners of the solar and wind power facilities sell substantially all of the electricity generated at a fixed price to electric utilities pursuant to long-term (typically 20 – 25 years) power purchase agreements (PPAs). Customers are billed on a monthly-cycle basis. Revenue from the solar and wind power facilities are recorded in product revenue on the consolidated statements of operations.

District energy business (through the date sold)

Revenue from cooling capacity and consumption was recognized at the time of performance of service. Cash received from customers for services to be provided in the future was recorded as unearned revenue and recognized over the expected service period on a straight-line basis. Revenue from the district energy business was recorded in service revenue on the consolidated statements of operations through the date of sale on August 21, 2014.

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

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Regulatory Assets and Liabilities

The regulated utility operations of Hawaii Gas are subject to regulations with respect to rates, service, maintenance of accounting records, and various other matters by the Hawaii Public Utilities Commission (HPUC). The established accounting policies recognize the financial effects of the rate-making and accounting practices and policies of the HPUC. Regulated utility operations are subject to the provisions of ASC 980, Regulated Operations. This guidance requires regulated entities to disclose in their financial statements the authorized recovery of costs associated with regulatory decisions. Accordingly, certain costs that otherwise would normally be charged to expense may, in certain instances, be recorded as an asset in a regulatory entity’s balance sheet. Hawaii Gas records regulatory assets for costs that have been deferred for which future recovery through customer rates has been approved by the HPUC. Regulatory liabilities represent amounts included in rates and collected from customers for costs expected to be incurred in the future.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and its more than 80% owned subsidiaries file a consolidated U.S. federal income tax return, including its allocated share of the taxable income from its solar and wind power facilities. The investments in solar and wind power facilities within the CP&E business are held in various LLCs, which are treated as partnerships for income tax purposes.

Prior to the IMTT Acquisition in July 2014, the Company’s consolidated income tax return did not include IMTT and the district energy business, both of which were less than 80% owned by the Company and each filed separate income tax returns. Subsequent to the Company’s acquisition of the remaining 50% interest in IMTT, IMTT became a wholly owned subsidiary and files as part of the Company’s consolidated federal income tax return. The district energy business continued to file separate income tax returns through 2014. The Company sold its interest in the district energy business on August 21, 2014.

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

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Recently Issued Accounting Standards Adopted

On November 20, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which modifies the disclosure requirements of deferred tax assets and liabilities on an entity’s statement of financial position. Under this ASU, an entity will classify deferred tax assets and liabilities, as well as any related valuation allowances, as single noncurrent amounts provided that each tax-paying component of the entity is consistent. The guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 for public issuers. Early adoption is allowed. The Company will include appropriate disclosures related to the balance sheet classification of deferred taxes in accordance with the standard when it adopts the provisions of this ASU.

On September 25, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments, which requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The ASU also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The standard must be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU. The Company will include appropriate disclosures related to adjustments to provision amounts in accordance with the standard when it adopts the provisions of this ASU.

On August 12, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the adoption date of ASU No. 2014-09, Revenue from Contracts with Customers, by one calendar year. ASU No. 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. With the deferral, the new standard is effective for the Company on January 1, 2018. Early application is permitted to the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company will assess the effect of the standard in 2016 on its ongoing financial reporting.

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

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

is allowed. The standard must be applied retrospectively to all prior periods presented. The Company will include appropriate disclosures related to debt issuance costs in accordance with the standard when it adopts the provisions of this ASU.

On February 18, 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the way reporting enterprises evaluate whether (i) they should consolidate limited partnerships and similar entities, (ii) fees paid to a decision maker or service provider are variable interests in a variable interest entity (VIE), and (iii) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The ASU significantly changes how to evaluate voting rights for entities that are not similar to limited partnerships when determining whether the entity is a VIE, which may affect entities for which the decision making rights are conveyed through a contractual arrangement. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is allowed, including early adoption in an interim period. A reporting enterprise may apply a modified retrospective approach or full retrospective application. The Company has not yet determined the effect of the standard on its ongoing financial reporting.

3. (Loss) Income per Share

Following is a reconciliation of the basic and diluted (loss) income per share computations ($ in thousands, except share and per share data):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net (loss) income attributable to MIC	$(108,537)	$1,042,028	$31,254
Interest expense attributable to convertible senior notes, net of taxes	—	3,016	—
Diluted net (loss) income attributable to MIC	$(108,537)	$1,045,044	$31,254
Denominator:
Weighted average number of shares outstanding: basic	77,997,826	62,990,312	51,381,003
Dilutive effect of restricted stock unit grants	—	12,637	15,143
Dilutive effect of convertible senior notes	—	1,922,616	—
Weighted average number of shares outstanding: diluted	77,997,826	64,925,565	51,396,146
(Loss) income per share:
Basic (loss) income per share attributable to MIC	$(1.39)	$16.54	$0.61
Diluted (loss) income per share attributable to MIC	$(1.39)	$16.10	$0.61

Due to the Company’s net loss for the year ended December 31, 2015, (i) the 8,660 restricted stock unit grants provided to the independent directors on June 18, 2015, which will vest during the second quarter of 2016 and the 12,525 restricted stock unit grants provided to the independent directors on May 21, 2014, which vested during the second quarter of 2015; (ii) the $67.8 million of the performance fee for the quarter ended June 30, 2015, settlement of which was deferred to July 2016, and the assumed reinvestment of the fee in shares by the Manager in July 2015; and (iii) the convertible senior notes that were issued on July 15, 2014, were all anti-dilutive.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. (Loss) Income per Share  – (continued)

The effect of potentially dilutive shares for the year ended December 31, 2014 is calculated assuming that (i) the 12,525 restricted stock unit grants provided to the independent directors on May 21, 2014, which vested during the second quarter of 2015, and the 12,910 restricted stock unit grants provided to the independent directors on May 20, 2013, which vested during the second quarter of 2014, had been fully converted to shares on those grant dates and (ii) the convertible senior notes that were issued on July 15, 2014 had been fully converted into shares on that date.

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

The following represents the weighted average potential dilutive shares of common stock that were excluded from the diluted (loss) income per share calculation:

	Year Ended December 31,
	2015	2014	2013
Restricted stock unit grants	9,410	—	—
Fees to Manager-related party(1)	449,126	—	—
Convertible senior notes	4,160,717	—	—
Total	4,619,253	—	—

(1)	Represents $67.8 million of the performance fee for the quarter ended June 30, 2015, settlement of which was deferred to July 2016. The weighted average potentially dilutive shares of common stock in the above table includes shares assumed to have been issued had the Manager reinvested this fee in shares in July 2015.

4. Acquisitions

CP&E — Bayonne Energy Center (BEC) Acquisition

On April 1, 2015, the Company completed the acquisition of a 100% interest in BEC for a purchase price of $718.0 million (net of post-closing working capital adjustments), which consisted of $208.9 million in cash and the assumption of $509.1 million of debt, excluding transaction costs. The Company funded the cash consideration for the acquisition by drawing on the MIC senior secured revolving credit facility and using cash on hand.

BEC is a 512 MW gas-fired power facility located in Bayonne, New Jersey, adjacent to IMTT’s Bayonne terminal. BEC has tolling agreements with a creditworthy off-taker for 62.5% of its power generating capacity and power produced is delivered to New York City via a dedicated transmission cable under New York Harbor.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Acquisitions  – (continued)

The acquisition has been accounted for as a business combination. Accordingly, the results of operations of BEC are included in the consolidated statement of operations and as a component of the Company’s CP&E segment since April 1, 2015. The allocation of the purchase price for BEC’s assets acquired and liabilities assumed was as follows ($ in thousands):

Restricted cash	$12,440
Accounts receivable	5,471
Inventories	3,155
Prepaid expenses	1,835
Other current assets	479
Total current assets	23,380
Property, equipment and leasehold improvements	716,818
Intangible assets-contractual arrangements(1)	63,115
Goodwill(2)	21,628
Total assets acquired	$824,941
Accounts payable	$1,926
Accrued expenses	1,084
Current portion of long-term debt	5,250
Fair value of derivative instruments-current	6,196
Tolling agreements – current(3)	7,777
Other current liabilities	179
Total current liabilities	22,412
Long-term debt, net of current portion	503,827
Tolling agreements – noncurrent(3)	73,983
Fair value of derivative instruments – non-current	15,279
Other noncurrent liabilities	486
Total liabilities assumed	615,987
Net assets acquired	$208,954

(1)	Contractual arrangements are being amortized over a seventeen year period.
(2)	Goodwill is deductible for tax purposes.
(3)	Tolling agreements represent agreements with an off-taker where BEC agreed to sell 62.5% of its capacity, energy and ancillary services for fixed monthly tolling and capacity payments and monthly variable O&M. Fixed payments received under these contracts were below prevailing market rates at the date of acquisition. The difference between the present value of the fixed payments and the present value of the market rates at the date of acquisition is recorded as a liability on the consolidated balance sheet as part of purchase accounting. This liability will be amortized into revenue over the weighted average life of the tolling agreements of approximately thirteen years.

The fair value of the acquired assets and liabilities assumed were determined using various valuation techniques, including the market, income and/or cost approaches. Had the acquisition occurred as of January 1, 2015, the consolidated results of operations would not have been materially different. For the year ended December 31, 2015, the Company incurred acquisition costs of approximately $9.3 million in connection with this acquisition, which are included in selling, general, and administrative expenses.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Acquisitions  – (continued)

CP&E — 2014 Wind Power Facilities Acquisitions

In 2014, the Company acquired controlling interests in wind power facilities, consisting of Brahms Wind, LLC, Exergy Idaho Holdings, LLC and Idaho Wind Partners 1, LLC (collectively the 2014 wind power facilities), for a combined purchase price of $106.1 million. These wind farms have a total of 134 turbines located in New Mexico and Idaho and have a total wind power capacity of 203 MW of electricity. The Company entered into LLC agreements with the noncontrolling interest co-investors whose interests in these projects are reflected in noncontrolling interests in the consolidated financial statements.

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

Other Transactions

During 2015, the Company acquired three FBOs and a solar power facility in Hawaii that is under construction for a combined purchase price of $49.0 million. Substantially all of the purchase price was allocated to property, equipment, land and leasehold improvements of $54.4 million and intangible assets of $16.4 million, and is partially offset by $29.3 million in liabilities assumed. None of the liabilities assumed represent debt. These acquisitions were partially offset by three FBOs disposed that were insignificant.

5. Property, Equipment, Land and Leasehold Improvements

Property, equipment, land and leasehold improvements at December 31, 2015 and 2014 consist of the following ($ in thousands):

	As of December 31,
	2015	2014
Land	$291,521	$272,110
Easements	131	131
Buildings	41,049	40,730
Leasehold and land improvements	590,646	439,962
Machinery and equipment	3,455,776	2,810,531
Furniture and fixtures	29,547	28,664
Construction in progress	203,146	72,241
	4,611,816	3,664,369
Less: accumulated depreciation	(495,653)	(301,784)
Property, equipment, land and leasehold improvements, net	$4,116,163	$3,362,585

As discussed in Note 4, “Acquisitions”, the Company acquired $716.8 million in property, equipment and leasehold improvements from the acquisition of BEC on April 1, 2015.

During the quarter ended March 31, 2015, Atlantic Aviation reassessed the useful lives of its leasehold and land improvements related to leases at certain airports to generally match these useful lives with the remaining lease terms plus extensions under Atlantic Aviation’s control. This change will generally accelerate depreciation expense at the affected sites. During the quarter ended March 31, 2015, as a result of this reassessment, the business performed an impairment analysis related to its leasehold and land improvements

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Property, Equipment, Land and Leasehold Improvements  – (continued)

and recorded a non-cash impairment of $2.8 million, which was included in depreciation expense. The change in useful life also resulted in increased depreciation expense of $4.3 million for the year ended December 31, 2015.

In addition, during the quarter ended March 31, 2015, a non-cash impairment charge of $4.2 million was recorded due to a change in the current lease contract at one of the bases. This amount was included in depreciation expense.

6. Intangible Assets

Intangible assets at December 31, 2015 and 2014 consist of the following ($ in thousands):

	As of December 31,
	2015	2014
Contractual arrangements	$901,807	$873,406
Non-compete agreements	9,665	9,665
Customer relationships	340,425	342,232
Leasehold rights	350	350
Trade names	16,091	16,091
Technology	8,760	8,760
	1,277,098	1,250,504
Less: accumulated amortization	(342,206)	(290,870)
Intangible assets, net	$934,892	$959,634

As discussed in Note 4, “Acquisitions”, the Company acquired $63.1 million in contractual arrangements from the acquisition of BEC on April 1, 2015.

During the quarter ended March 31, 2015, Atlantic Aviation reassessed the useful lives of its contractual arrangements related to leases at certain airports to generally match these useful lives with the remaining lease terms plus extensions under Atlantic Aviation’s control. This change will generally accelerate amortization expense at the affected sites. During the quarter ended March 31, 2015, as a result of this reassessment, the business performed an impairment analysis related to its contractual arrangements and recorded a non-cash impairment of $13.5 million, which was included in amortization expense. The change in useful life also resulted in increased amortization expense of $18.6 million for the year ended December 31, 2015.

In addition, during the quarter ended March 31, 2015, a non-cash impairment charge of $17.8 million was recorded due to a change in the current lease contract at one of the bases. This amount was included in amortization expense.

At December 31, 2015, the Company had $14.5 million in trade names, of which $7.5 million relates to Atlantic Aviation and are considered to be indefinite-lived. The remaining balance of $7.0 million relates to “The Gas Company” trade name.

Amortization expense of intangible assets for the years ended December 31, 2015, 2014 and 2013 totaled $101.4 million, $42.7 million and $34.7 million, respectively. The estimated future amortization expense for amortizable intangible assets to be recognized is as follows ($ in thousands):

2016	$64,713
2017	59,031
2018	54,740
2019	51,791
2020	47,759
Thereafter	649,367
Total	$927,401

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Intangible Assets  – (continued)

The goodwill balance as of December 31, 2015 is comprised of the following ($ in thousands):

Goodwill acquired in business combinations, net of disposals, at December 31, 2014	$2,120,424
Less: accumulated impairment charges	(123,200)
Less: other	(965)
Balance at December 31, 2014	1,996,259
Add: goodwill related to 2015 acquisitions	28,874
Less: purchase accounting adjustments related to 2014 acquisitions	(6,241)
Less: other	(1,681)
Balance at December 31, 2015	$2,017,211

The Company tests for goodwill impairment at the reporting unit level on an annual basis on October 1st of each year and between annual tests if a triggering event indicates impairment.

7. Accrued Expenses

Accrued expenses at December 31, 2015 and 2014 consisted of the following ($ in thousands):

	As of December 31,
	2015	2014
Payroll and related liabilities	$26,740	$27,185
Purchase of property and equipment	8,045	4,170
Interest	10,684	7,853
Sales tax	5,750	8,322
Insurance	6,361	8,832
Property tax	4,670	4,191
Other	16,277	16,695
	$78,527	$77,248

8. Long-Term Debt

The Company capitalizes its operating businesses separately using non-recourse, project finance style debt. All of the term debt facilities described below contain customary financial covenants, including maintaining or exceeding certain financial ratios, and limitations on capital expenditures and additional debt. The facilities include events of default, representations and warranties and other covenants that are customary for facilities of this type, including change of control, which will occur if the Macquarie Group, or any fund or entity managed by the Macquarie Group, fails to control a majority of the Borrower. For a description of related party transactions associated with the Company’s long-term debt, see Note 12, “Related Party Transactions”.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Long-Term Debt  – (continued)

At December 31, 2015 and 2014, the Company’s consolidated long-term debt comprised the following ($ in thousands):

	As of December 31,
	2015	2014
IMTT	$1,127,223	$953,061
Atlantic Aviation	604,609	611,328
CP&E	555,486	298,132
Hawaii Gas	180,000	180,000
MIC Corporate	365,975	350,000
Total	2,833,293	2,392,521
Less: current portion	(40,099)	(27,655)
Long-term portion	$2,793,194	$2,364,866

The total undrawn capacity on the revolving credit facilities at IMTT, Atlantic Aviation, CP&E, Hawaii Gas and MIC Corporate was $1.1 billion at December 31, 2015.

At December 31, 2015, future maturities of long-term debt are as follows ($ in thousands):

2016	$40,099
2017	114,072
2018	35,108
2019	395,151
2020	606,844
Thereafter	1,642,019
Total	$2,833,293

MIC Corporate

In July 2014, the Company entered into a five-year, $250.0 million senior secured revolving credit facility with a syndicate of banks. On May 1, 2015, the Company increased the aggregate commitments under its revolving credit facility from $250.0 million to $360.0 million, with all terms remaining the same, and subsequently, on August 25, 2015, the Company increased the commitments from $360.0 million to $410.0 million, with all terms remaining the same. On April 1, 2015, the Company drew down $155.0 million on the MIC senior secured revolving credit facility to partially fund the BEC acquisition and subsequently repaid the amount in May 2015. In July 2015, the Company drew down $191.0 million, and together with cash on hand, fully repaid the outstanding balance of $251.5 million of term loan debt at BEC. The amount outstanding on the MIC senior secured revolving credit facility was subsequently repaid in August 2015. In December 2015, the Company drew down $16.0 million for general corporate purposes, of which $7.0 million was repaid in January 2016. At December 31, 2015, the undrawn portion on the MIC senior secured revolving credit facility was $394.0 million.

On July 15, 2014, the Company completed an underwritten public offering of a five-year, $350.0 million aggregate principal amount of 2.875% convertible senior notes to partially fund the IMTT Acquisition and for general corporate purposes. The notes are convertible, at the holder’s option, into the Company’s shares, initially at a conversion rate of 11.7942 shares per $1,000 principal amount (equivalent to an initial conversion price of approximately $84.79 per share, subject to adjustment), at any time on or prior to the close of business on the second scheduled trading day immediately preceding the maturity date. The notes are the Company’s unsecured obligations and rank equal in right of payment with all of the Company’s existing and future senior unsecured indebtedness.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Long-Term Debt  – (continued)

As a result of the Conversion, holders of the Company’s outstanding convertible senior notes that chose to convert those securities into the Company’s shares from May 21, 2015, the effective date of the Conversion, until the close of business on June 18, 2015, were entitled to an increased conversion rate of 12.7836 shares per $1,000 face amount of the notes. During this period, $23,000 face amount of the notes were converted into shares of common stock of the Company. To date, $25,000 face amount of the notes have been converted into shares of common stock of the Company.

The key terms of the senior secured revolving credit facility and the convertible senior notes at December 31, 2015 are summarized in the table below.

Facility Terms	Senior Secured Revolving Credit Facility	Convertible Senior Notes
Total Committed Amount	$410.0 million	—
Amount Outstanding at December 31, 2015	$16.0 million	$350.0 million
Maturity	July 2019	July 2019
Amortization	Revolving, payable at maturity	Payable at maturity or convertible at the holder's option into the Company's shares
Interest Rate	LIBOR plus 1.75% at December 31, 2015	2.875% payable on January 15 and July 15 of each year
Commitment Fees	0.275% at December 31, 2015	—
Security	Secured	Unsecured

IMTT

On July 16, 2014, the Company acquired the remaining 50% interest in IMTT that it did not previously own. Prior to this transaction, the investment in IMTT was accounted for under the equity method of accounting. As of the closing date, IMTT became consolidated into the Company’s consolidated balance sheet. The $1.0 billion of IMTT’s debt as of the closing date was comprised of $512.8 million tax-exempt bonds, $486.0 million drawn on its revolving credit facilities and a $22.2 million loan from its previous shareholder, the Coleman Trust.

Effective May 21, 2015, ITT Holdings LLC (ITT LLC), a direct subsidiary of IMTT Holdings LLC and an indirect subsidiary of the Company, entered into a Credit Agreement (the Credit Agreement), among ITT LLC, IMTT — Quebec Inc. and IMTT — NTL, LTD. as Canadian borrowers, SunTrust Bank as administrative agent and the lenders thereto. The Credit Agreement provides for (i) a $550.0 million unsecured revolving credit facility for ITT LLC and (ii) the Canadian dollar equivalent of a $50.0 million unsecured revolving credit facility for the Canadian borrowers. At December 31, 2015, the revolving credit facilities remained undrawn.

In addition, ITT LLC entered into a Note Purchase Agreement for the issuance of $325.0 million aggregate principal amount of 3.92% Guaranteed Senior Notes, Series A due 2025, and $275.0 million aggregate principal amount of 4.02% of Guaranteed Senior Notes, Series B due 2027 (together the senior notes). The senior notes are unsecured. Proceeds from the senior notes issuance and the revolving credit facility borrowings were used to repay all amounts under the existing IMTT credit agreement and will be used to finance working capital needs, capital expenditures, acquisitions, distributions and for other general corporate purposes.

In connection with this refinancing, $509.0 million of IMTT’s outstanding Gulf Opportunity Zone Bonds (GO Zone Bonds) and New Jersey Economic Development Authority Bonds (NJEDA Bonds and, together with the Go Zone Bonds, the Tax Exempt Bonds) were repurchased. The GO Zone Bonds were reissued and sold to certain lenders under the Credit Agreement. The NJEDA Bonds were financed with a new issuance of tax exempt bonds and sold to certain lenders under the Credit Agreement. IMTT entered into interest rate

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Long-Term Debt  – (continued)

swap contracts, maturing in June 2021, with a total notional amount of $361.1 million. These swaps fully hedge the floating LIBOR interest rate risk associated with the tax-exempt bonds for six years at 1.677%.

Revolving Credit Facilities

The revolving credit facilities are used primarily to fund IMTT’s growth capital expenditures in the U.S. and Canada and for general corporate purposes. The key terms of IMTT’s U.S. dollar and Canadian dollar denominated revolving credit facilities at December 31, 2015 are summarized in the table below.

Facility Terms	USD Revolving Credit Facility	CAD Revolving Credit Facility
Total Committed Amount	$550.0 million	$50.0 million
Amount Outstanding at December 31, 2015	Undrawn	Undrawn
Maturity	May 2020	May 2020
Amortization	Revolving, payable at maturity	Revolving, payable at maturity
Interest Rate	LIBOR plus 1.50% at December 31, 2015	Bankers' Acceptances Rate plus 1.50% at December 31, 2015
Commitment Fees	0.225% at December 31, 2015	0.225% at December 31, 2015
Security	Unsecured	Unsecured

Senior Notes

The key terms of the senior notes at December 31, 2015 are summarized in the table below.

Facility Terms	Senior Notes, Series A	Senior Notes, Series B
Amount Outstanding at December 31, 2015	$325.0 million	$275.0 million
Maturity	May 2025	May 2027
Amortization	Payable at maturity	Payable at maturity
Interest Rate	3.92% per annum	4.02% per annum
Security	Unsecured	Unsecured

Louisiana Public Facilities Authority Bonds and Ascension Parish Bonds (LA Bonds)

The key terms of the LA Bonds at December 31, 2015 are summarized in the table below.

Facility Terms	Louisiana Public Facilities Authority Revenue Bonds, Series 2007	The Industrial Development Board of the Parish of Ascension, Louisiana Revenue Bonds, Series 2007	Louisiana Public Facilities Authority Gulf Opportunity Zone Revenue Bonds, Series 2010	Louisiana Public Facilities Authority Revenue Bonds, Series 2010A	Louisiana Public Facilities Authority Revenue Bonds, Series 2010B
Amount Outstanding at December 31, 2015	$50.0 million	$165.0 million	$85.0 million	$90.9 million	$81.8 million
Maturity	June 2043	June 2043	August 2046	December 2040	December 2040
Amortization	Payable at maturity, subject to mandatory tender in May 2022	Payable at maturity, subject to mandatory tender in May 2022	Payable at maturity, subject to mandatory tender in May 2022	Payable at maturity, subject to mandatory tender in May 2022	Payable at maturity, subject to mandatory tender in May 2022
Interest Rate	One-month LIBOR plus Revolving Credit Facility margin plus 0.625% multiplied by 75%	One-month LIBOR plus Revolving Credit Facility margin plus 0.625% multiplied by 75%	One-month LIBOR plus Revolving Credit Facility margin plus 0.625% multiplied by 67%	One-month LIBOR plus Revolving Credit Facility margin plus 0.625% multiplied by 67%	One-month LIBOR plus Revolving Credit Facility margin plus 0.625% multiplied by 67%
Security	Unsecured	Unsecured	Unsecured	Unsecured	Unsecured

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Long-Term Debt  – (continued)

New Jersey Economic Development Authority Bonds (NJEDA Bonds)

The key terms of the NJEDA Bonds at December 31, 2015 are summarized in the table below.

Facility Terms	New Jersey Economic Development Authority Revenue Refunding Bonds, Series 2015
Amount Outstanding at December 31, 2015	$36.3 million
Maturity	December 2027
Amortization	Payable at maturity, subject to mandatory tender in May 2022
Interest Rate	One-month LIBOR plus Revolving Credit Facility margin plus 0.625% multiplied by 75%
Security	Unsecured

Atlantic Aviation

On May 31, 2013, Atlantic Aviation entered into a credit agreement (the AA Credit Agreement), that provides the business with a seven-year, $465.0 million senior secured first lien term loan facility. On November 7, 2013 and January 22, 2014, the business entered into an incremental $50.0 million and $100.0 million, respectively, term loan under the AA Credit Agreement that provides the business with senior secured first lien term loan facility. The interest rate on these term loan facilities floats at LIBOR plus 2.50%, with minimum LIBOR of 0.75%, and these facilities mature in June 2020. The floating rate has effectively been fixed for 6 years using interest rate swaps. The AA Credit Agreement also provides for a five-year, $70.0 million senior secured first lien revolving credit facility that bears interest at LIBOR plus 2.50%. The balance on the revolving credit facility remained undrawn at December 31, 2015.

The key terms of the term loan and revolving credit facility of Atlantic Aviation at December 31, 2015 are summarized in the table below.

Facility Terms	Term Financing	Revolving Credit Facility
Borrower	AA FBO	AA FBO
Facilities	$615.0 million senior secured first lien term loan ($600.5 million outstanding at December 31, 2015)	$70.0 million senior secured first lien revolving credit facility (undrawn at December 31, 2015)
Maturity	June 2020	May 2018
Amortization	1.0% of the original principal amount per annum paid in equal quarterly installments with the balance payable at maturity	Revolving, payable at maturity
Interest Type	Floating	Floating
Interest Rate and Fees	• LIBOR plus 2.50% or Alternate Base Rate (ABR) plus 1.50%. ABR is the highest of (i) the prime rate, (ii) the federal funds rate plus 0.5% and (iii) one-month LIBOR plus 1.0%	• LIBOR plus 2.50% or ABR plus 1.50% Commitment fee: 0.50% on the undrawn portion
• Subject to a minimum LIBOR of 0.75% and a minimum ABR of 1.75%
Collateral	First priority security interest in (x) the equity securities of AA FBO and certain of its subsidiaries and (y) the personal and material real property of Holdings, AA FBO and certain of its subsidiaries (in each case subject to certain exceptions)	First priority security interest in (x) the equity securities of AA FBO and certain of its subsidiaries and (y) the personal and material real property of Holdings, AA FBO and certain of its subsidiaries (in each case subject to certain exceptions)

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Long-Term Debt  – (continued)

Facility Terms	Term Financing	Revolving Credit Facility
Mandatory Prepayment	• With 0% excess cash flow, with a step up to 50% if Total Leverage Ratio (ratio of funded debt net of unrestricted cash and cash equivalents to combined EBITDA) equals or exceeds 4.25x to 1.00x
• With net proceeds from the sale of assets in excess of $5.0 million that are not reinvested
• With net proceeds of debt issuances by Holdings, AA FBO and its restricted subsidiaries (other than certain permitted debt)

CP&E

BEC

On April 1, 2015, the Company acquired BEC and assumed $509.1 million of amortizing term loan debt maturing in August 2021. BEC also had a $30.0 million revolving credit facility maturing in August 2019. The interest rate on both the term loan facility and any drawn amounts under the revolving credit facility was LIBOR plus 4.0%, with a 1.0% LIBOR floor. BEC had interest rate swap contracts that partially hedged the floating interest rate exposure on the term loan at a fixed rate of 3.455% through December 31, 2016 with periodic step-ups through maturity. Through July 2015, the Company fully repaid the principal balance on the term loan debt. Concurrently, the Company paid $19.2 million in interest rate swap breakage fees associated with the termination of out-of-the money interest rate swap contracts.

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

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Long-Term Debt  – (continued)

The key terms of the term loan and revolving credit facility of BEC at December 31, 2015 are summarized in the table below.

Facility Terms	Term Financing	Revolving Credit Facility
Total Committed Amount	$275.0 million	$25.0 million
Amount Outstanding at December 31, 2015	$271.0 million	Undrawn
Maturity	August 2022	August 2022
Amortization	$10.0 million per annum paid in equal quarterly installments with the balance payable at maturity	Revolving, payable at maturity
Interest Rate	LIBOR plus 2.125% from August 2015 to August 2020; and LIBOR plus 2.375% from August 2020 through maturity	LIBOR plus 2.125% from August 2015 to August 2020; and LIBOR plus 2.375% from August 2020 through maturity
Commitment Fee	—	0.50% per annum
Collateral	First lien on all assets (subject to certain exceptions)	First lien on all assets (subject to certain exceptions)

Solar and wind power facilities

Since 2012, the Company acquired six solar power facilities and assumed term loan and construction loan debt. Subsequent to operations, the construction loans are converted into amortizing term loan debt. During 2013 and 2014, $24.7 million and $60.4 million of construction loans were converted to term loan debt, respectively. These term loans have a fixed interest rate ranging from 4.00% to 5.60%, with a weighted average rate of 4.67% maturing from September 2032 through September 2036.

During 2014, in conjunction with the acquisitions of the 2014 wind power facilities, the Company assumed $163.9 million in amortizing term loan debt that will mature in December 2027. On June 3, 2015, the wind power facility located in Idaho amended its term loan facility to reduce the cost of borrowings. The margin on the floating interest rate decreased from 2.75% to 1.625% with all other terms remaining substantially unchanged. The floating interest rate on the amortizing debt balance has been fixed using interest rate swap contracts. A portion of the interest rate swap contracts were amended increasing the fixed rate by 0.20%. The weighted average rate fixed with the interest rate swap contracts and margin was 4.756% at December 31, 2015.

The key terms of the term loans at the solar and wind power facilities at December 31, 2015 are presented below.

Facility Terms	Solar Power Facilities – Term Loans	Wind Power Facility – Term Loan
Borrower	• Picture Rocks Solar, LLC (Tucson Project);	• Idaho Wind Partners 1, LLC (IWP Project)
• Bryan Solar, LLC (Presidio Project);
• Sune DM, LLC (DMAFB Project);
• Sol Orchard San Diego 20 LLC and Sol Orchard San Diego 21 LLC (Ramona Project); and
• Sol Orchard San Diego 22 LLC and Sol Orchard San Diego 23 LLC (Valley Center Project)
Facilities	$133.1 million outstanding balance at December 31, 2015	$151.4 million outstanding balance at December 31, 2015
Maturity	September 2032 to September 2036	December 2027
Amortization	Fully amortizing over 20 to 23 years maturity	Fully amortizing over 17 years maturity
Interest Type	Fixed	Floating

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Long-Term Debt  – (continued)

Facility Terms	Solar Power Facilities – Term Loans	Wind Power Facility – Term Loan
Interest Rate	4.0% to 5.6%	LIBOR plus 1.625% at December 31, 2015; The margin increases by 0.25% every five years through maturity
Collateral	First lien on the following:	First lien on the following:
	• Project revenues;	• All property and assets of the Borrower and project companies; and
	• Equity of the Borrower;	• Equity interests in the Borrower
• All property and assets of the Borrower; and
• Insurance policies and claims or proceeds.
Mandatory Prepayment	• With net proceeds that equal or exceed $250,000 to $500,000 from the sale of assets not used for replacement of assets;	• With net proceeds that equal or exceed $500,000 from the sale of assets;
	• With insurance proceeds that exceed from $250,000 to $1.0 million not used to repair, restore or replace assets;	• With insurance proceeds that exceed $10.0 million not used to repair, restore or replace assets;
	• With condemnation proceeds that exceed from $250,000 to $1.0 million not used to repair, restore or replace assets; and	• With Guaranteed Performance commitment liquidated damages in excess of $250,000; and
	• With net proceeds from equity and certain debt issuances.	• With amount necessary to reduce debt to within the revised projected debt service coverage ratio following a substantial change such as additional wind turbines not in engineers plan.

Hawaii Gas

Hawaii Gas issued a ten-year, $100.0 million non-amortizing senior secured notes and entered into a five-year, $80.0 million non-amortizing senior secured term loan facility and a five-year, $60.0 million senior secured revolving credit facility that is available at the operating company level to partially fund capital expenditures and general corporate needs. The balance on the revolving credit facility remained undrawn at December 31, 2015.

The obligations under the credit agreements are secured by security interests in the assets of Hawaii Gas as well as the equity interests of Hawaii Gas and HGC Holdings LLC (HGC).

The key terms of the term loan, senior secured notes and revolving credit facility of Hawaii Gas at December 31, 2015 are summarized in the table below.

Facility Terms	Holding Company Debt	Operating Company Debt
Borrowers	HGC Holdings LLC (HGC)	The Gas Company, LLC (TGC)
Facilities	$80.0 million Term Loan (fully drawn at December 31, 2015)	$100.0 million Senior Secured Notes (fully drawn at December 31, 2015)	$60.0 million Revolver Credit Facility (undrawn at December 31, 2015)
Maturity	August 2017	August 2022	August 2017
Amortization	Payable at maturity	Payable at maturity	Revolving, payable at maturity
Interest Rate	LIBOR plus 2.25% or Base Rate: 1.25% above the greater of the prime rate or the federal funds rate plus 0.5%	4.22% payable semi-annually	LIBOR plus 1.50% or Base Rate: 0.5% above the greater of the prime rate or the federal funds rate plus 0.5%
Commitment Fees	—	—	0.225% on the undrawn portion
Collateral	First lien on all assets of HGC and its subsidiaries	First lien on all assets of TGC and its subsidiaries	First lien on all assets of TGC and its subsidiaries

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Long-Term Debt  – (continued)

The interest rate of the $80.0 million term loan floats at LIBOR plus 2.25% and has effectively been fixed at 2.89% using an interest rate swap contract through August 2016, maturity of the swap.

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

As part of the regulatory approval process of the Company’s acquisition of Hawaii Gas, the Company agreed to 14 regulatory conditions from the HPUC that addresses a variety of matters. The more significant conditions include:

•	the non-recoverability of goodwill, transaction or transition costs in future rate cases;
•	a requirement that Hawaii Gas and HGC’s ratio of consolidated debt to total capital does not exceed 65%; and
•	a requirement to maintain $20.0 million in readily available cash resources at Hawaii Gas, HGC or the Company.

On February 10, 2016, Hawaii Gas completed its refinancing on its existing $80.0 million term loan facility and its $60.0 million revolving credit facility and extended their maturities to February 2021. For further discussions, see Note 17, “Subsequent Events”.

9. Derivative Instruments and Hedging Activities

From time to time the Company enters into interest rate swap agreements to minimize potential variations in cash flows resulting from fluctuations in interest rates and their impact on its variable-rate debt. The Company does not enter into derivative instruments for any purpose other than economic interest rate hedging. That is, the Company does not speculate using derivative instruments. In addition, the Company’s Hawaii Gas business enters into commodity price hedges to mitigate the impact of fluctuations in propane prices on its cash flows.

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

At December 31, 2015, the Company had $2.8 billion of current and long-term debt, of which $1.6 billion was economically hedged with interest rate contracts, $1.2 billion was fixed rate debt and $16.0 million was unhedged. At December 31, 2014, the Company had $2.4 billion of current and long-term

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Derivative Instruments and Hedging Activities  – (continued)

debt, of which $1.3 billion was economically hedged with interest rate contracts, $613.1 million was fixed rate debt and $517.2 million was unhedged.

The Company elected to discontinue hedge accounting in 2009. In prior periods, when the Company applied hedge accounting, changes in the fair value of derivatives that effectively offset the variability of cash flows on the Company’s debt interest obligations were recorded in other comprehensive income or loss. From the dates that hedge accounting was discontinued, all movements in the fair value of the interest rate swaps are recorded directly through earnings. As interest payments are made, a portion of the other comprehensive loss recorded under hedge accounting is also reclassified into earnings. At December 31, 2015, the other comprehensive loss was fully amortized.

IMTT

On June 1, 2015, IMTT, as part of the IMTT refinancing in May 2015, entered into interest rate swap contracts, maturing in June 2021, with a total notional amount of $361.1 million. These swaps fully hedge the floating LIBOR interest rate risk associated with the tax-exempt bonds for six years at 1.677%. Concurrent with the refinancing, IMTT paid $31.4 million in interest rate swap breakage fees associated with the termination of out-of-the-money interest rate swap contracts related to prior debt facilities.

Atlantic Aviation

Under the AA Credit Agreement, Atlantic Aviation entered into a seven-year, $465.0 million senior secured first lien term loan facility credit agreement on May 31, 2013 and two incremental term loans of $50.0 million and $100.0 million on November 7, 2013 and January 22, 2014, respectively. The interest rate on these term loan facilities floats at LIBOR plus 2.50%, with a minimum LIBOR of 0.75%. Atlantic Aviation entered into amortizing interest rate swap contracts that are scheduled to equal the total principal balance outstanding on all of the term loan facilities until maturity on July 31, 2019, resulting in the principal balance on the term loans to be 100% hedged. These interest rate swap contracts effectively fix the interest rate on the term loans through the maturity of the interest rate swap contract. At December 31, 2015, the weighted average of the interest rate from the outstanding swaps under the AA Credit Agreement is effectively fixed at 4.63%.

CP&E

BEC

On April 1, 2015, the Company acquired BEC and assumed $509.1 million of amortizing term loan debt and interest rate swaps with a fair value of $21.5 million maturing in August 2021. The term loan facility bears interest of LIBOR plus 4.0%, with a 1.0% LIBOR floor. The interest rates swaps partially hedge the floating interest rate exposure of the term loan at a fixed rate of 3.455% through December 31, 2016 with periodic step-ups through maturity. Through July 2015, the Company fully repaid the principal balance on the term loan debt. Concurrently, the Company paid $19.2 million in interest rate swap breakage fees associated with the termination of out-of-the money interest rate swap contracts.

On August 10, 2015, BEC entered into a seven year, $275.0 million term loan facility. The interest rate on this term loan facility floats at LIBOR plus 2.125% at December 31, 2015. Concurrently, BEC entered into amortizing interest rate swap contracts with an original notional of $275.0 million. These contracts are scheduled to amortize concurrently with the term loan debt and fix the floating LIBOR interest rate for six years at 1.786%.

Wind power facility

During 2014, in conjunction with the acquisition of the wind power facility located in Idaho, the Company assumed $163.9 million in amortizing term loan debt that will mature in December 2027. The interest rate on the outstanding debt balance floats at LIBOR plus a fixed margin. The floating rate has been fixed using amortizing interest rate swap contracts that are scheduled to equal the total principal balance

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Derivative Instruments and Hedging Activities  – (continued)

outstanding on all of the term loan facilities until maturity. On June 3, 2015, the term loan facility was amended to reduce the cost of borrowings. The margin on the floating interest rate decreased from 2.75% to 1.625% with all other terms remaining substantially unchanged. The floating interest rate on the amortizing debt balance has been fixed using interest rate swap contracts. A portion of the interest rate swap contracts were amended increasing the fixed rate by 0.20%. The weighted average rate fixed with the interest rate swap contracts and margin was 4.756% at December 31, 2015.

Hawaii Gas

The interest rate on the $80.0 million term loan facility at Hawaii Gas floats at LIBOR plus 2.25%. During 2012, Hawaii Gas entered into an interest rate swap for $80.0 million notional that expires on August 8, 2016. The interest rate swap effectively fixes the interest rate on the term loan at 2.89%.

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

Financial Statement Location Disclosure for Derivative Instruments

The Company measures derivative instruments at fair value using the income approach which discounts the future net cash settlements expected under the derivative contracts to a present value. These valuations utilize primarily observable (level 2) inputs, including contractual terms, interest rates and yield curves observable at commonly quoted intervals.

The Company’s fair value measurements of its derivative instruments and the related location of the assets and liabilities within the consolidated balance sheets at December 31, 2015 and December 31, 2014 were as follows ($ in thousands):

	Assets (Liabilities) at Fair Value(1) As of December 31,
Balance Sheet Location	2015	2014
Fair value of derivative instruments – other noncurrent assets(2)	$1,810	$584
Total derivative contracts – assets(2)	$1,810	$584
Fair value of derivative instruments – current liabilities(2)(3)	$(19,628)	$(32,111)
Fair value of derivative instruments – noncurrent liabilities(2)(3)	(15,698)	(27,724)
Total derivative contracts – liabilities(2)(3)	$(35,326)	$(59,835)

(1)	Fair value measurements at reporting date were made using significant other observable inputs (level 2).
(2)	Derivative contracts include interest rate swaps.
(3)	Derivative contracts include commodity hedges.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Derivative Instruments and Hedging Activities  – (continued)

The Company’s hedging activities for the years ended December 31, 2015, 2014 and 2013 and the related location within the consolidated financial statements were as follows ($ in thousands):

	Amount of Loss Recognized in Consolidated Statements of Operations for the Year Ended December 31,
Financial Statement Account	2015	2014	2013
Interest expense – Interest rate cap	$—	$(1)	$(94)
Interest expense – Interest rate swaps(1)	(30,457)	(21,311)	(7,389)
Cost of product sales – Commodity swaps	(6,458)	—	—
Other income, net – Commodity swaps	—	(2,541)	—
Total	$(36,915)	$(23,853)	$(7,483)

(1)	Interest expense for the years ended December 31, 2014 and 2013 includes $20.5 million and $6.0 million, respectively, of derivative losses and $856,000 and $1.4 million, respectively, for amounts reclassified from accumulated other comprehensive loss for the interest rate swap contracts.

All of the Company’s derivative instruments are collateralized by the assets of the respective businesses.

10. Stockholders’ Equity

Classes of Stock

The Company is authorized to issue (i) 500,000,000 shares of common stock, par value $0.001 per share, (ii) 100 shares of special stock, par value $0.001 per share and (iii) 100,000,000 shares of preferred stock, par value $0.001 per share. At December 31, 2015, the Company had 80,006,744 shares of common stock issued and outstanding and 100 shares of special stock issued and outstanding. There was no preferred stock issued or outstanding at December 31, 2015. Each outstanding share of common stock of the Company is entitled to one vote on any matter with respect to which holders of shares are entitled to vote.

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

At May 21, 2015, upon consummation of the Conversion, the Company made a non-cash reclassification of $79,000 from LLC interests to common stock, par value $0.001 per share, with the remaining balance of LLC interests reclassified to additional paid in capital for the presentation of the consolidated balance sheet.

At the Market (ATM) Program

On June 24, 2015, the Company entered into an equity distribution agreement providing for the sale by the Company, from time to time, of shares of its common stock having an aggregate gross offering price of up to $400.0 million. Sales of shares may be made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering, which includes sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange. Under the terms of the equity distribution agreement, the Company may also sell shares to any sales agent as principal for its own account. The Company is under no obligation to sell shares under the ATM Program. Through December 31, 2015, the Company sold 37,000 shares of common stock pursuant to the agreement for net proceeds of $3.0 million (after commissions and fees).

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Stockholders’ Equity  – (continued)

MIC Direct

The Company maintains a dividend reinvestment/direct share purchase program, named “MIC Direct”, that allows for the issuance of up to 1.0 million additional shares of common stock to participants in this program. At December 31, 2015, 976,058 shares of common stock remained unissued under MIC Direct. The Company may also choose to fill requests for reinvestment of dividends or share purchases through MIC Direct via open market purchases.

Equity Offerings

On May 21, 2015, in connection with the Conversion, the Company filed a post-effective amendment to the automatic shelf registration statement on Form S-3 (shelf) originally filed by MIC LLC with the Securities and Exchange Commission on April 8, 2013 to issue and sell an indeterminate amount of its shares of common and preferred stock and debt securities in one or more future offerings.

On March 2, 2015, the Company completed an underwritten public offering of 5,312,500 shares pursuant to the shelf. On March 12, 2015, an additional 796,875 shares were sold pursuant to the exercise of the underwriters’ over-allotment option. The proceeds from the offering of $471.6 million, net of underwriting fees and expenses, were partially used to fund the acquisition of BEC on April 1, 2015 and for general corporate purposes.

On July 15, 2014, the Company completed an underwritten public offering of 10,000,000 shares pursuant to the shelf and an additional 1,500,000 shares pursuant to the exercise of the underwriters’ over-allotment option. The Company received proceeds from the offering of $739.2 million, net of underwriting fees and expenses, which were used to partially fund the IMTT Acquisition and for general corporate purposes.

On December 18, 2013, the Company completed an underwritten public offering of 2,125,200 shares pursuant to the shelf and an additional 318,780 shares pursuant to the exercise of the underwriters’ over-allotment option. The Company received proceeds from the offering of $123.2 million, net of underwriting fees and expenses. The Company used the proceeds to fund, in part, the Galaxy Acquisitions during April 2014.

On May 8, 2013, the Company completed an underwritten public offering of 3,756,500 shares pursuant to the shelf. On May 16, 2013, the Company sold an additional 133,375 shares in this offering pursuant to the exercise of the underwriters’ over-allotment option. The proceeds from the offering were $217.8 million to the Company, net of underwriting fees and expenses. The Company used the proceeds of the offering to partially repay the existing term loan at Atlantic Aviation prior to the May 31, 2013 refinancing under the AA Credit Agreement.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Stockholders’ Equity  – (continued)

Accumulated Other Comprehensive Loss

The following represents the changes and balances to the components of accumulated other comprehensive loss for the years ended December 31, 2015, 2014 and 2013 ($ in thousands):

	Cash Flow Hedges, net of taxes(1)	Post-Retirement Benefit Plans, net of taxes(2)	Translation Adjustment, net of taxes(3)	Total Accumulated Other Comprehensive Loss, net of taxes	Noncontrolling Interests	Total Stockholders' Accumulated Other Comprehensive Loss, net of taxes
Balance at December 31, 2012	$(1,538)	$(20,466)	$514	$(21,490)	$689	$(20,801)
Reclassification of realized losses of derivatives into earnings	902	—	—	902	(431)	471
Change in post-retirement benefit plans	—	12,445	—	12,445	—	12,445
Translation adjustment	—	—	(560)	(560)	—	(560)
Balance at December 31, 2013	$(636)	$(8,021)	$(46)	$(8,703)	$258	$(8,445)
Reclassification of realized losses of derivatives into earnings	636	—	—	636	(258)	378
Change in post-retirement benefit plan	—	(10,816)	—	(10,816)	—	(10,816)
Translation adjustment	—	—	(4,813)	(4,813)	2,146	(2,667)
Balance at December 31, 2014	$—	$(18,837)	$(4,859)	$(23,696)	$2,146	$(21,550)
Change in post-retirement benefit plans	—	4,049	—	4,049	—	4,049
Translation adjustment	—	—	(9,671)	(9,671)	3,877	(5,794)
Balance at December 31, 2015	$—	$(14,788)	$(14,530)	$(29,318)	$6,023	$(23,295)

(1)	Reclassification of realized losses of derivatives is composed of (i) pre-tax derivative losses into interest expense of $856,000 and $1.4 million, respectively, and the related tax benefit of $340,000 and $568,000, respectively, in the consolidated statements of operations; and (ii) pre-tax derivative losses of $185,000 and $61,000, respectively, as an adjustment to investment in unconsolidated business, and an adjustment to deferred taxes of $65,000 and $21,000, respectively, in the consolidated balance sheets for the years ended December 31, 2014 and 2013, respectively. For the year ended December 31, 2014, the Company wrote-off $162,000 for the amount related to the investment in unconsolidated business and related taxes of $57,000, previously accounted for under the equity method of accounting in conjunction with the IMTT Acquisition. This write-off is recorded in gain from acquisition/divestiture of businesses in the consolidated statement of operations.
(2)	Change in post-retirement benefit plans is presented net of taxes of $2.7 million, $6.9 million and $7.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. For the year ended December 31, 2014, change in post-retirement benefit plans also includes a write-off of the remaining balance of $6.5 million and the related taxes of $2.3 million previously accounted for under the equity method of accounting in conjunction with the IMTT Acquisition. This write-off is recorded in gain from acquisition/divestiture of businesses in the consolidated statement of operations.
(3)	Translation adjustment is presented net of taxes of $3.9 million, $2.7 million and $302,000 for the years ended December 31, 2015, 2014 and 2013, respectively. For the year ended December 31, 2014, translation adjustment also includes a write-off of the remaining balance of $66,000 and the related taxes of $23,000 previously accounted for under the equity method of accounting in conjunction with the IMTT Acquisition. This write-off is recorded in gain from acquisition/divestiture of businesses in the consolidated statement of operations.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Stockholders’ Equity  – (continued)

Dividends

The Company’s Board of Directors have made or declared the following dividends during 2015, 2014 and 2013:

Declared	Period Covered	$ per Share	Record Date	Payable Date
February 18, 2016	Fourth quarter 2015	$1.15	March 3, 2016	March 8, 2016
October 29, 2015	Third quarter 2015	$1.13	November 13, 2015	November 18, 2015
July 30, 2015	Second quarter 2015	$1.11	August 13, 2015	August 18, 2015
April 30, 2015	First quarter 2015	$1.07	May 14, 2015	May 19, 2015
February 17, 2015	Fourth quarter 2014	$1.02	March 2, 2015	March 5, 2015
October 27, 2014	Third quarter 2014	$0.98	November 10, 2014	November 13, 2014
July 3, 2014	Second quarter 2014	$0.95	August 11, 2014	August 14, 2014
April 28, 2014	First quarter 2014	$0.9375	May 12, 2014	May 15, 2014
February 18, 2014	Fourth quarter 2013	$0.9125	March 3, 2014	March 6, 2014
October 25, 2013	Third quarter 2013	$0.875	November 11, 2013	November 14, 2013
July 29, 2013	Second quarter 2013	$0.875	August 12, 2013	August 15, 2013
April 26, 2013	First quarter 2013	$0.6875	May 13, 2013	May 16, 2013

The declaration and payment of any future dividends will be subject to a decision of the Company’s Board of Directors. The Board will take into account such matters as the state of the capital markets and general business conditions, the Company’s financial condition, results of operations, capital requirements, capital opportunities and any contractual, legal and regulatory restrictions on the payment of dividends by the Company to its shareholders or by its subsidiaries to the Company, and any other factors that it deems relevant, subject to maintaining a prudent level of reserves and without creating undue volatility in the amount of such dividends where possible. In particular, each of the Company’s businesses has debt commitments and restrictive covenants, which must be satisfied before any of them can make distributions to the Company. In addition, the Company’s senior secured credit facility contains restrictions on the Company’s ability to pay dividends. Although historically the Company has declared cash dividends on its shares, any or all of these factors or other factors could result in the modification of the dividend policy, or the reduction, modification or elimination of its dividend in the future.

The dividends paid have been recorded as a reduction to additional paid in capital, subsequent to the Conversion (and as a reduction to LLC interests prior to the Conversion), in the stockholders’ equity section of the consolidated balance sheets.

Independent Director Equity Plan

In 2014, MIC adopted, and MIC’s stockholders approved, the 2014 Independent Directors Equity Plan (2014 Plan) to replace the 2004 Independent Directors Equity Plan, which expired in December 2014. The purpose of this plan is to promote the long-term growth and financial success of the Company by attracting, motivating and retaining independent directors of outstanding ability. Only the Company’s independent directors may participate in the 2014 Plan. The only type of award that may be granted under the 2014 Plan is an award of director shares. Each share is an unsecured promise to transfer one share on the settlement date, subject to satisfaction of the applicable terms and conditions. The maximum number of shares available for issuance under the 2014 Plan is 300,000 shares, of which 291,340 shares remain available for issuance at December 31, 2015. The aggregate grant date fair value of awards granted to an independent director during any single fiscal year (excluding awards made at the election of the independent director in lieu of all or a portion of annual and committee cash retainers) may not exceed $350,000. The 2014 Plan does not provide a

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Stockholders’ Equity  – (continued)

formula for the determination of awards and the Compensation Committee will have the authority to determine the size of all awards under the 2014 Plan, subject to the limits on the number of shares that may be granted annually.

Since 2013, the Company has granted and issued the following stock to the Board of Directors under the Plans:

Date of Grant	Stock Units Granted(1)	Price of Stock Units Granted	Date of Vesting
February 21, 2013	895	$44.55	May 19, 2013
May 20, 2013	12,910	$58.09	May 20, 2014
May 21, 2014	12,525	$59.89	May 19, 2015
June 18, 2015(2)	8,660	$86.61	(3)

(1)	Stock units granted refer (i) from and after the time of the Conversion, to common stock and (ii) prior to the Conversion, LLC interests.
(2)	The 8,660 restricted stock units granted on June 18, 2015 were granted under the 2014 Plan.
(3)	Date of vesting will be the day immediately preceding the 2016 annual meeting of the Company's stockholders.

11. Reportable Segments

At December 31, 2015, the Company’s businesses consist of four reportable segments: IMTT, Atlantic Aviation, CP&E and Hawaii Gas. Effective July 16, 2014, the date of the IMTT Acquisition, the Company consolidated the financial results of IMTT and IMTT became a reportable segment.

Prior to July 16, 2014, the Company had a 50% investment in IMTT, which was accounted for under the equity method of accounting. The Company recorded equity in earnings and amortization charges of investee of $26.1 million from January 1, 2014 through July 15, 2014 and $39.1 million for the year ended December 31, 2013. This comprises the Company’s 50% share of IMTT’s net income offset by step-up depreciation and amortization charges in connection with the initial 50% investment in IMTT in May 2006.

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

Year Ended December 31, 2014
Revenue	$1,662,451
Net income attributable to MIC(1)	77,923

(1)	The tax rate used to calculate net income attributable to MIC was 35.0%.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Reportable Segments  – (continued)

Financial information for IMTT’s business as a whole is presented below for periods prior to July 16, 2014, where the Company accounted for the investment in IMTT under the equity method of accounting ($ in thousands):

	As of, and for the
	Period From January 1, 2014 through July 15, 2014(1)	Year Ended December 31, 2013
Revenue	$311,533	$513,902
Net income	$57,496	$87,855
Interest expense, net	16,375	24,572
Provision for income taxes	38,265	61,149
Depreciation and amortization	40,922	76,091
Other non-cash expenses	4,366	18,822
EBITDA excluding non-cash items(2)	$157,424	$268,489
Capital expenditures paid	$59,868	$149,723
Property, equipment, land and leasehold improvements, net	1,289,245	1,273,692
Total assets	1,415,378	1,378,930

(1)	Amounts represent financial position of IMTT business prior to July 16, 2014, the date of the IMTT Acquisition.
(2)	EBITDA consists of earnings before interest, taxes, depreciation and amortization. Non-cash items that are excluded consist of impairments, derivative gains and losses and all other non-cash income and expense items.

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

Atlantic Aviation

Atlantic Aviation derives the majority of its revenues from fuel delivery services and from other airport services, including de-icing and aircraft hanger rental. All of the revenue of Atlantic Aviation is generated at airports in the U.S. At December 31, 2015, the business operates on 69 airports. Revenue from Atlantic Aviation is included in service revenue.

CP&E

The CP&E business segment derives revenue from the contracted power, comprised of solar, wind and gas-fired power facilities, and, through the date it was sold, the district energy business. Revenues from the solar, wind and gas-fired power facilities are included in product revenue and prior to August 21, 2014, the district energy business recorded revenues in service revenue and financing and equipment lease income. As of December 31, 2015, the Company has six utility-scale solar photovoltaic power facilities, two wind power facilities and a gas-fired power facility that are located in the United States.

The solar and wind power facilities that are operational at December 31, 2015 have an aggregate generating capacity of 260 MW of wholesale electricity to utilities. These facilities sell substantially all of the electricity generated, subject to agreed upon pricing formulas, to electric utilities pursuant to long-term

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Reportable Segments  – (continued)

(typically 20 – 25 years) PPAs. These projects are held in LLCs, and are treated as partnerships for income tax purposes, with co-investors. The acquisition price on these projects can vary depending on, among other things, factors such as the size of the project, PPA terms, eligibility for tax incentives, debt package, operating cost structure and development stage. A completed project takes out all of the construction risk, testing and costs associated with construction contracts.

The Company has certain rights to make decisions over the management and operations of these solar and wind power facilities. The Company has determined that it is appropriate to consolidate these projects, with the co-investors’ interest reflected as “noncontrolling interest” in the consolidated financial statements.

As discussed in Note 4, “Acquisitions”, on April 1, 2015, the Company acquired 100% of BEC. As a result of this transaction, the financial results of BEC have been consolidated as part of CP&E segment since the acquisition date. BEC is a 512 MW gas-fired power facility located in Bayonne, New Jersey, adjacent to IMTT’s Bayonne facility. BEC has tolling agreements with a creditworthy off-taker for 62.5% of its power generating capacity and power produced is delivered to New York City via a dedicated transmission cable under New York Harbor.

Hawaii Gas

Revenue is generated from the distribution and sales of synthetic natural gas (SNG), liquefied petroleum gas (LPG) and liquefied natural gas (LNG). Revenue is primarily a function of the volume of SNG, LPG and LNG consumed by customers and the price per thermal unit or gallon charged to customers. Because both SNG and LPG are derived from petroleum, revenue levels, without organic growth, will generally track global oil prices. Revenue from Hawaii Gas is included in product revenue.

All of the business segments are managed separately and management has chosen to organize the Company around the distinct products and services offered.

Selected information by segment is presented in the following tables. The tables include financial data of IMTT since July 16, 2014, subsequent to the IMTT Acquisition, and the CP&E businesses since acquisition and through the sale of the district energy business.

Revenue from external customers for the Company’s consolidated reportable segments was as follows ($ in thousands):

	Year Ended December 31, 2015
	IMTT	Atlantic Aviation	Contracted Power and Energy	Hawaii Gas	Total Reportable Segments
Service revenue	$550,041	$738,460	$—	$—	$1,288,501
Product revenue	—	—	123,797	226,952	350,749
Total revenue	$550,041	$738,460	$123,797	$226,952	$1,639,250

	Year Ended December 31, 2014
	IMTT(1)	Atlantic Aviation	Contracted Power and Energy	Hawaii Gas	Total Reportable Segments
Service revenue	$255,934	$779,261	$29,487	$—	$1,064,682
Product revenue	—	—	19,779	264,621	284,400
Financing and equipment lease income	—	—	1,836	—	1,836
Total revenue	$255,934	$779,261	$51,102	$264,621	$1,350,918

(1)	Represents IMTT results subsequent to July 16, 2014, the date of the IMTT Acquisition.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Reportable Segments  – (continued)

	Year Ended December 31, 2013
	Atlantic Aviation	Contracted Power and Energy	Hawaii Gas	Total Reportable Segments
Service revenue	$725,480	$44,880	$—	$770,360
Product revenue	—	9,371	257,725	267,096
Financing and equipment lease income	—	3,563	—	3,563
Total revenue	$725,480	$57,814	$257,725	$1,041,019

In accordance with FASB ASC 280 Segment Reporting, the Company has disclosed earnings before interest, taxes, depreciation and amortization (EBITDA) excluding non-cash items as a key performance metric relied on by management in the evaluation of the Company’s performance. Non-cash items include impairments, derivative gains and losses and adjustments for other non-cash items reflected in the statements of operations. EBITDA excluding non-cash items also excludes any base management fees and performance fees, if any, whether paid in cash or shares. The Company believes EBITDA excluding non-cash items provides additional insight into the performance of the operating businesses relative to each other and similar businesses without regard to their capital structure, and their ability to service or reduce debt, fund capital expenditures and/or support distributions to the holding company. EBITDA excluding non-cash items is reconciled to net income or loss.

EBITDA excluding non-cash items for the Company’s consolidated reportable segments is shown in the tables below ($ in thousands). Allocations of corporate expenses, intercompany fees and the tax effect have been excluded as they are eliminated on consolidation.

	Year Ended December 31, 2015
	IMTT	Atlantic Aviation	Contracted Power and Energy	Hawaii Gas	Total Reportable Segments
Net income (loss)	$74,140	$22,805	$(1,296)	$23,993	$119,642
Interest expense, net	37,378	35,735	28,390	7,279	108,782
Provision for income taxes	51,520	16,081	4,887	14,261	86,749
Depreciation	120,950	40,249	45,490	8,554	215,243
Amortization of intangibles	11,052	86,102	3,500	781	101,435
Other non-cash expense (income)	7,027	2,645	(12,815)	5,215	2,072
EBITDA excluding non-cash items	$302,067	$203,617	$68,156	$60,083	$633,923

	Year Ended December 31, 2014
	IMTT(1)	Atlantic Aviation	Contracted Power and Energy	Hawaii Gas	Total Reportable Segments
Net income (loss)	$34,650	$36,964	$(1,771)	$21,329	$91,172
Interest expense, net	10,864	40,618	8,606	7,091	67,179
Provision for income taxes	25,768	25,096	823	12,635	64,322
Depreciation(2)	47,475	28,264	19,132	7,945	102,816
Amortization of intangibles	5,091	35,514	843	1,247	42,695
Other non-cash expense (income)	3,903	1,475	(4,910)	6,709	7,177
EBITDA excluding non-cash items	$127,751	$167,931	$22,723	$56,956	$375,361

(1)	Represents IMTT results subsequent to July 16, 2014, the date of the IMTT Acquisition.
(2)	Depreciation includes depreciation expense for the district energy business, a component of the CP&E segment prior to the Company’s divestiture of the business on August 21, 2014, which was reported in cost of services in the consolidated statements of operations.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Reportable Segments  – (continued)

	Year Ended December 31, 2013
	Atlantic Aviation	Contracted Power and Energy	Hawaii Gas	Total Reportable Segments
Net income	$38,545	$611	$22,316	$61,472
Interest expense, net	22,151	7,930	6,834	36,915
Provision for income taxes	25,218	827	14,995	41,040
Depreciation(1)	24,301	14,056	7,519	45,876
Amortization of intangibles	32,077	1,326	1,248	34,651
Other non-cash expense (income)	2,545	(663)	2,116	3,998
EBITDA excluding non-cash items	$144,837	$24,087	$55,028	$223,952

(1)	Depreciation includes depreciation expense for the district energy business, a component of the CP&E segment prior to the Company’s divestiture of the business on August 21, 2014, which was reported in cost of services in the consolidated statements of operations.

Reconciliation of total reportable segments’ EBITDA excluding non-cash items to consolidated net (loss) income before income taxes are as follows ($ in thousands):

	Year Ended December 31,
	2015	2014	2013
Total reportable segments EBITDA excluding non-cash items(1)	$633,923	$375,361	$223,952
Interest income	55	112	204
Interest expense	(123,079)	(73,196)	(37,044)
Depreciation(2)	(215,243)	(102,816)	(45,876)
Amortization of intangibles	(101,435)	(42,695)	(34,651)
Selling, general and administrative expenses – Corporate and Other	(11,575)	(15,526)	(6,149)
Fees to Manager – related party	(354,959)	(168,182)	(85,367)
Gain from acquisition/divestiture of businesses	—	1,027,054	—
Equity in earnings and amortization charges of investee(1)	—	26,391	39,115
Other expense, net	(6,655)	(11,594)	(8,061)
Total consolidated net (loss) income before income taxes	$(178,968)	$1,014,909	$46,123

(1)	For the year ended December 31, 2015 and from July 16, 2014 through December 31, 2014, total reportable segments' EBITDA excluding non-cash items includes the results of IMTT’s EBITDA excluding non-cash items. Prior to July 16, 2014, the date of the IMTT Acquisition, MIC accounted for its 50% investment in IMTT under the equity method of accounting. As such, MIC’s 50% share of IMTT’s net income was reported in equity in earnings and amortization charges of investee in the above table for periods prior to July 16, 2014.
(2)	Depreciation includes depreciation expense for the district energy business, a component of the CP&E segment prior to the Company’s divestiture of the business on August 21, 2014, which was reported in cost of services in the consolidated statements of operations.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Reportable Segments  – (continued)

Capital expenditures, on a cash basis, for the Company’s reportable segments were as follows ($ in thousands):

	Year Ended December 31,
	2015	2014	2013
IMTT	$96,990	$47,376	$—
Atlantic Aviation	64,385	43,691	31,049
Contracted Power and Energy	15,636	14,376	58,687
Hawaii Gas	17,137	18,503	21,472
Total	$194,148	$123,946	$111,208

Property, equipment, land and leasehold improvements, net, goodwill and total assets for the Company’s reportable segments as of December 31st were as follows ($ in thousands):

	Property, Equipment, Land and Leasehold Improvements, net		Goodwill		Total Assets
	2015	2014	2015	2014	2015	2014
IMTT	$2,238,654	$2,267,650	$1,410,668	$1,412,349	$4,022,584	$4,057,857
Atlantic Aviation	390,188	331,945	464,722	457,476	1,527,556	1,537,370
Contracted Power and Energy	1,274,557	563,056	21,628	6,241	1,431,086	618,199
Hawaii Gas	212,764	199,934	120,193	120,193	387,465	394,363
Total	$4,116,163	$3,362,585	$2,017,211	$1,996,259	$7,368,691	$6,607,789

Reconciliation of reportable segments’ total assets to consolidated total assets ($ in thousands):

	As of December 31,
	2015	2014
Total assets of reportable segments	$7,368,691	$6,607,789
Corporate and other	10,137	17,399
Total consolidated assets	$7,378,828	$6,625,188

12. Related Party Transactions

Management Services

At December 31, 2015 and December 31, 2014, the Manager held 5,506,369 and 4,667,105 shares, respectively, of the Company. Pursuant to the terms of the management services agreement (Management Agreement) the Manager may sell these shares at any time. As part of the Company’s equity offering completed in May 2013, the Manager sold 3,182,625 of its shares and received proceeds of $178.2 million, net of underwriting fees and expenses. On May 27, 2015, the Manager sold 1,900,000 shares of the Company and received proceeds of $160.4 million, net of underwriting fees and expenses. Under the Management Agreement, the Manager, at its option, may reinvest performance fees and base management fees in shares of the Company.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Related Party Transactions  – (continued)

Since January 1, 2013, the Company paid the Manager cash dividends on shares held for the following periods:

Declared	Period Covered	$ per Share	Record Date	Payable Date	Cash Paid to Manager (in thousands)
February 18, 2016	Fourth quarter 2015	$1.15	March 3, 2016	March 8, 2016	$(1)
October 29, 2015	Third quarter 2015	$1.13	November 13, 2015	November 18, 2015	$6,052
July 30, 2015	Second quarter 2015	$1.11	August 13, 2015	August 18, 2015	$5,693
April 30, 2015	First quarter 2015	$1.07	May 14, 2015	May 19, 2015	$7,281
February 17, 2015	Fourth quarter 2014	$1.02	March 2, 2015	March 5, 2015	$4,905
October 27, 2014	Third quarter 2014	$0.98	November 10, 2014	November 13, 2014	$4,438
July 3, 2014	Second quarter 2014	$0.95	August 11, 2014	August 14, 2014	$3,402
April 28, 2014	First quarter 2014	$0.9375	May 12, 2014	May 15, 2014	$3,180
February 18, 2014	Fourth quarter 2013	$0.9125	March 3, 2014	March 6, 2014	$2,945
October 25, 2013	Third quarter 2013	$0.875	November 11, 2013	November 14, 2013	$2,442
July 29, 2013	Second quarter 2013	$0.875	August 12, 2013	August 15, 2013	$2,744
April 26, 2013	First quarter 2013	$0.6875	May 13, 2013	May 16, 2013	$1,872

(1)	The amount of dividend payable to the Manager for the fourth quarter of 2015 will be determined on March 3, 2016, the record date.

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

In accordance with the Management Agreement, the Manager is entitled to a monthly base management fee based primarily on the Company’s market capitalization, and potentially a quarterly performance fee, based on the performance of the Company’s stock relative to a U.S. utilities index. For the years ended December 31, 2015, 2014 and 2013, the Company incurred base management fees of $70.6 million, $46.6 million and $32.0 million, respectively. For the years ended December 31, 2015, 2014 and 2013, the Company incurred performance fees of $284.4 million, $121.5 million and $53.4 million, respectively. In all of these periods, excluding $67.8 million of the performance fee for the quarter ended June 30, 2015 and $65.0 million of the performance fee for the quarter ended September 30, 2014, the Manager elected to reinvest these fees in additional shares.

The unpaid portion of the base management fees and performance fees, if any, at the end of each reporting period is included in due to Manager-related party in the consolidated balance sheets. The following table shows the Manager’s election to reinvest its base management fees and performance fees, if any, in additional shares of the Company, except as noted:

Period	Base Management Fee Amount ($ in thousands)	Performance Fee Amount ($ in thousands)	Shares Issued
2015 Activities:
Fourth quarter 2015	$17,009	$—	227,733	(1)
Third quarter 2015	18,118	—	226,914
Second quarter 2015	18,918	135,641	223,827	(2)
First quarter 2015	16,545	148,728	2,068,038

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Related Party Transactions  – (continued)

Period	Base Management Fee Amount ($ in thousands)	Performance Fee Amount ($ in thousands)	Shares Issued
2014 Activities:
Fourth quarter 2014	$14,192	$—	208,122
Third quarter 2014	13,915	116,586	947,583	(3)
Second quarter 2014	9,535	4,960	243,329
First quarter 2014	8,994	—	164,546
2013 Activities:
Fourth quarter 2013	$8,455	$—	155,943
Third quarter 2013	8,336	6,906	278,480
Second quarter 2013	8,053	24,440	603,936
First quarter 2013	7,135	22,042	522,638

(1)	The Manager elected to reinvest all of the monthly base management fees for the fourth quarter of 2015 in shares of MIC common stock. The Company issued 227,733 shares, of which 77,019 shares were issued in January 2016 for the December 2015 monthly base management fee.
(2)	In July 2015, the Board requested, and the Manager agreed, that $67.8 million of the performance fee for the quarter ended June 30, 2015 be settled in cash in July 2015 to minimize dilution. The remaining $67.8 million obligation was deferred until July 2016. At July 2016, the MIC Board will consider whether the remaining obligation may be settled in cash or shares, or a combination thereof.
(3)	In October 2014, the Board requested, and the Manager agreed, that $65.0 million of the performance fee for the quarter ended September 30, 2014 be settled in cash using the proceeds from the sale of the district energy business to minimize dilution. The remainder of the fee of $51.6 million was reinvested in additional shares of MIC.

The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its base management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries, income taxes, audit and legal fees, acquisitions and dispositions and its compliance with applicable laws and regulations. During the years ended December 31, 2015, 2014 and 2013, the Manager charged the Company $533,000, $571,000 and $614,000, respectively, for reimbursement of out-of-pocket expenses. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in due to Manager-related party in the consolidated balance sheets.

Third Amended and Restated Management Service Agreement

On May 21, 2015, to give effect to the Conversion, Macquarie Infrastructure Corporation entered into a Third Amended and Restated Management Services Agreement (the Third Amended Agreement), among the Company, MIC Ohana Corporation and the Manager. Concurrently with the Conversion, the Manager was issued 100 shares of a new series of special stock of the Company in order to induce the Manager to enter into the Third Amended Agreement. The sole purpose for the issuance of shares of special stock to the Manager was to preserve the Manager’s existing right to appoint one director who served as the chairman of the board of directors of MIC pursuant to the terms of MIC’s operating agreement, which right would otherwise have been lost upon consummation of the Conversion. Following the Conversion and the issuance of special stock, the Manager’s right to elect one director who serves as chairman remains the same as was in effect prior to the Conversion. The Company did not grant any additional rights to the Manager through the special stock issuance.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Related Party Transactions  – (continued)

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

Advisory Services

The Macquarie Group, and wholly-owned subsidiaries within the Macquarie Group, including Macquarie Bank Limited (MBL) and Macquarie Capital (USA) Inc. (MCUSA) have provided various advisory and other services and incurred expenses in connection with the Company’s equity raising activities, acquisitions and debt structuring for the Company and its businesses. Underwriting fees are recorded in stockholders’ equity as a direct cost of equity offerings. Advisory fees and out-of-pocket expenses relating to acquisitions are expensed as incurred. Debt arranging fees are deferred and amortized over the term of the credit facility.

On June 24, 2015, the Company commenced the ATM program where the Company may offer and sell shares of its common stock, par value $0.001 per share, from time to time having an aggregate gross offering price of up to $400.0 million. These sales, if any, will be made pursuant to the terms of an equity distribution agreement entered into between the Company and the sales agents, with MCUSA being one of the sales agents. Under the terms of the equity distribution agreement, the Company may also sell shares to any sales agent as principal for its own account at a price agreed upon at the time of the sale. For the year ended December 31, 2015, the Company did not engage MCUSA for such activities.

In March 2015, July 2014, December 2013 and May 2013, the Company completed underwritten public offerings of 6,109,375 shares, 11,500,000 shares, 2,443,980 shares and 3,889,875 shares, respectively. In all these offerings, MCUSA served as a joint book-running manager and an underwriter and received $2.3 million, $3.0 million, $2.6 million and $2.4 million, respectively, from the Company for such services.

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

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Related Party Transactions  – (continued)

MIC engaged MCUSA in connection with its ongoing initiative to bring Liquefied Natural Gas to the state of Hawaii. During the year ended December 31, 2013, the business incurred $132,000, of which $7,000 related to out-of-pocket expenses incurred in the first quarter 2013, in fees to MCUSA for such services.

Long-Term Debt and Derivatives

On April 1, 2015, in conjunction with the acquisition of BEC, the Company assumed the existing revolving credit facility, of which $7.5 million was committed by MIHI LLC. The Company also assumed interest rate swap contracts of which MBL was one of its counterparties. During the year ended December 31, 2015, the Company incurred and paid $8,000 in commitment fees to MIHI LLC for its portion of the revolving credit facility and paid $396,000 to MBL for interest in connection with the interest rate swap settlements. In connection with the repayment of the outstanding balance on BEC’s debt facilities, the Company paid $4.8 million in interest rate swap breakage fees associated with the termination of out-of-the money interest rate swap contracts to MBL.

Atlantic Aviation’s $70.0 million revolving credit facility is provided by various financial institutions, including MBL which provides $15.7 million. At December 31, 2015 and December 31, 2014, the revolving credit facility remained undrawn. For the years ended December 31, 2015, 2014 and 2013, Atlantic Aviation incurred $114,000, $107,000 and $65,000, respectively, in commitment fees related to MBL’s portion of the revolving credit facility.

In July 2014, the Company entered into a credit agreement at the holding company that provides a five-year, $250.0 million senior secured first lien revolving credit facility, of which $50.0 million is committed by MIHI LLC. Upon closing, the Company paid MIHI LLC $250,000 in fees. As discussed in Note 8, “Long-Term Debt”, the Company increased the aggregate commitments under its revolving credit facility from $250.0 million to $410.0 million with all terms remaining the same during the year ended December 31, 2015. MIHI LLC’s commitment of $50.0 million remained unchanged.

During the year ended December 31, 2015, the Company incurred and paid $113,000 in interest expense related to MIHI LLC’s portion of the amounts drawn on the MIC revolving credit facility. For the years ended December 31, 2015 and 2014, the Company incurred $123,000 and $65,000, respectively, in commitment fees related to MIHI LLC’s portion of the revolving credit facility. The Company had $35,000 and $36,000 payable in accrued interest at December 31, 2015 and 2014, respectively, in the consolidated balance sheets related to these commitment fees. During the year ended December 31, 2015, the Company also incurred and paid $1,000 in LIBOR break fees to MIHI LLC for early repayment of the revolving credit facility.

Other Transactions

Macquarie, through the Macquarie Insurance Facility (MIF), has an aggregated insurance buying program. By combining the insurance premiums of Macquarie owned and managed funds, MIF has been able to deliver very competitive terms to businesses that participate in the facility. MIF earns a commission from the insurers. No payments were made to MIF by the Company during the years ended December 31, 2015, 2014 and 2013.

IMTT, Atlantic Aviation, CP&E, and Hawaii Gas purchase and renew property and casualty insurance coverage on an ongoing basis from insurance underwriters who then pay commissions to MIF. For the years ended December 31, 2015, 2014 and 2013, no payments were made directly to MIF for property and casualty insurance.

During 2015, Hawaii Gas appointed an independent director who is the chief executive officer of one of its syndicate of lenders on its $80.0 million term loan debt facility and its $60.0 million revolving credit facility. Of $80.0 million term loan debt facility, $11.4 million was committed by this lender and the business incurred $146,000 of interest expense since the director appointment and through December 31, 2015. Of the $60.0 million revolving credit facility, $8.6 million was committed by this lender and the business incurred $10,000 of commitment fees since the director appointment and through December 31, 2015. At December 31,

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Related Party Transactions  – (continued)

2015, the business had $6,000 payable to this lender for accrued interest. In addition, Hawaii Gas held $100,000 in cash with this bank at December 31, 2015.

Macquarie Energy North America Trading, Inc., a subsidiary of Macquarie Group Limited, entered into contracts with IMTT to lease a total of 154,000 barrels of capacity during the quarter ended June 30, 2015, of which the contract for 56,000 barrels expired within the same quarter. The remaining contract for 98,000 barrels was outstanding as at December 31, 2015. The revenue recognized pursuant to these agreements during the year ended December 31, 2015 was $565,000.

During the quarter ended March 31, 2015, Macquarie Capital Markets Canada Ltd, an indirect subsidiary of Macquarie Group Limited, used Atlantic Aviation’s charter jet business and incurred $18,000 for this service. This amount was subsequently collected by Atlantic Aviation.

In July 2014, in connection with the acquisition of the remaining interest in IMTT, the Company purchased insurance from an insurance underwriter who then paid commission to MIF. No payments were made directly to MIF for representations and warranties insurance.

Atlantic Aviation entered into a copiers lease agreement with Macquarie Equipment Finance (MEF) an indirect subsidiary of Macquarie Group Limited. For the years ended December 31, 2015, 2014 and 2013, Atlantic Aviation incurred $2,000, $23,000 and $23,000, respectively, in lease expense on these copiers. As of March 31, 2015, the contract with MEF expired and there were no amounts due to MEF.

Hawaii Gas entered into licensing agreements with Utility Service Partners, Inc. and America’s Water Heater Rentals, LLC, both indirect subsidiaries of Macquarie Group Limited, to enable these entities to offer products and services to Hawaii Gas’s customer base. No payments were made under these arrangements during the years ended December 31, 2015, 2014 and 2013.

In addition, the Company and several of its subsidiaries have entered into a licensing agreement with the Macquarie Group related to the use of the Macquarie name and trademark. The Macquarie Group does not charge the Company any fees for this license.

13. Income Taxes

The Company and its subsidiaries are subject to income taxes. The Company files a consolidated U.S. income tax return with its wholly-owned subsidiaries, including its allocated share of the taxable income from the solar and wind power facilities within the CP&E businesses. The Company and its subsidiaries file separate and combined state income tax returns.

IMTT filed a short period consolidated federal income tax return for the period ended July 15, 2014. On July 16, 2014, the Company acquired the remaining 50% interest in IMTT and IMTT became part of the Company’s consolidated federal return group. As such, any taxable income earned by IMTT is eligible to be offset with the application of MIC net operating loss (NOL) carryforwards, and any losses by IMTT will be added to MIC’s NOL carryforwards.

Prior to the IMTT Acquisition, the Company included in its income the taxable portion of distributions received from its interests in IMTT. The taxable portion of these distributions generally qualified for the 80% dividends received deduction.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Income Taxes  – (continued)

Components of the Company’s income tax (benefit) provision related to the (loss) income for the years ended December 31, 2015, 2014, and 2013 were as follows ($ in thousands):

	Year Ended December 31,
	2015	2014	2013
Current taxes:
Federal	$(6,884)	$463	$150
State	457	2,134	4,584
Total current tax (benefit) provision	$(6,427)	$2,597	$4,734
Deferred taxes:
Federal	$(46,744)	$(23,339)	$12,900
State	(14,348)	(1,435)	(2,638)
Total deferred tax (benefit) provision	(61,092)	(24,774)	10,262
Change in valuation allowance	2,358	(2,197)	3,047
Total tax (benefit) provision	$(65,161)	$(24,374)	$18,043

On December 18, 2015, President Obama signed bill HR 2029, the Protecting Americans from Tax Hikes Act (PATH Act), into law. The PATH Act retroactively extends several tax provisions applicable to corporations, including the extension of 50% bonus depreciation for certain assets placed in service in 2015, 2016 and 2017, 40% bonus depreciation for eligible property placed in service in 2018 and 30% bonus depreciation for property placed in service in 2019. Other than the extension of the bonus depreciation provision, the Company does not expect the provisions of the PATH Act to have a material effect on its tax profile.

The tax effects of temporary differences give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014, which are presented below ($ in thousands):

	At December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$189,060	$111,616
Deferred revenue	9,383	7,158
Accrued compensation	13,837	13,347
Accrued expenses	30,133	28,299
Unrealized losses	6,482	19,523
Allowance for doubtful accounts	561	848
Other	4,935	4,361
Total gross deferred tax assets	254,391	185,152
Less: valuation allowance	(18,983)	(16,625)
Net deferred tax assets	$235,408	$168,527
Deferred tax liabilities:
Intangible assets	$(140,128)	$(158,830)
Investment basis difference	(32,816)	(17,972)
Property and equipment	(877,065)	(868,888)
Prepaid expenses	(2,235)	(1,533)
Total deferred tax liabilities	(1,052,244)	(1,047,223)
Net deferred tax liabilities	(816,836)	(878,696)
Less: current deferred tax asset	(23,355)	(25,412)
Noncurrent deferred tax liabilities	$(840,191)	$(904,108)

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Income Taxes  – (continued)

At December 31, 2015, the Company and its wholly owned subsidiaries had federal income tax NOL carryforwards of approximately $426.2 million, which are available to offset future taxable income, if any, through 2035. The Company’s NOL balance begins to expire in 2021. Approximately $41.3 million of these NOLs may be limited, on an annual basis, due to the change of control for tax purposes of the respective subsidiaries in which such losses were incurred.

The Company incurred a federal consolidated taxable loss for the year ended December 31, 2015, which increased the NOL carryforward. The Company believes that it will be able to utilize all of its federal prior year NOLs. The Company’s valuation allowance increased $2.3 million related to certain state NOLs generated during 2015.

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

As of December 31, 2015, the Company had approximately $840.2 million in noncurrent deferred tax liabilities. A significant portion of the Company’s deferred tax liabilities relates to tax basis temporary differences of both intangible assets and property and equipment. The Company records the acquisitions of consolidated businesses under the purchase method of accounting and accordingly recognizes a significant increase to the value of the intangible assets and to property and equipment. For tax purposes, the Company may assume the existing tax basis of the acquired businesses, in which case the Company records a deferred tax liability to reflect the increase in the purchase accounting basis of the assets acquired over the carryover income tax basis. This liability will reduce in future periods as these temporary differences reverse.

For the years ended December 31, 2015 and 2014, the Company recorded income tax benefit of $65.2 million and $24.4 million, respectively, compared with income tax provision of $18.0 million for the year ended December 31, 2013. These amounts are different from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following ($ in thousands):

	Year Ended December 31,
	2015	2014	2013
Tax (benefit) provision at U.S. statutory rate	$(62,639)	$355,218	$16,143
Permanent differences and other	1,299	3,418	409
State income taxes, net of federal benefit	(10,082)	(2,111)	127
Income attributable to noncontrolling interest	3,903	2,328	1,800
Gain from acquisition/divestiture of businesses	—	(347,772)	—
Tax effect of federal dividends received deduction	—	(8,029)	(3,483)
Basis adjustment for equity method investment	—	(25,229)	—
Change in valuation allowance	2,358	(2,197)	3,047
Total tax (benefit) provision	$(65,161)	$(24,374)	$18,043

Uncertain Tax Positions

The Company does not expect that the amount of unrecognized tax benefits will change in the next 12 months. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense in the statements of operations, which is consistent with the recognition of these items in prior reporting periods.

The federal statute of limitations on the assessment of additional income tax liabilities has lapsed for all returns filed for years ended on or before December 31, 2011. There are no ongoing examinations of the

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Income Taxes  – (continued)

federal income tax returns of the Company or its consolidated subsidiaries. The various state statutes of limitations on the assessment of additional income taxes have lapsed on all returns filed for the years ended on or before December 31, 2010.

The amount of unrecognized tax benefits at December 31, 2015 and 2014 are not material.

14. Leases

The Company leases land, buildings, office space and certain office equipment under non-cancellable operating lease agreements that expire through January 2063.

Future minimum rental commitments at December 31, 2015 are as follows ($ in thousands):

2016	$41,321
2017	38,601
2018	36,876
2019	35,282
2020	33,877
Thereafter	437,531
Total	$623,488

Rent expense under all operating leases for the years ended December 31, 2015, 2014 and 2013 was $53.0 million, $38.5 million and $35.1 million, respectively.

15. Employee Benefit Plans

401(k) Savings Plan

The Company’s wholly-owned subsidiaries, except the businesses in CP&E, each have a defined contribution plan under Section 401(k) of the Internal Revenue Code, allowing eligible employees to contribute a percentage of their annual compensation up to an annual amount as set by the IRS.

The employer contribution to these plans ranges from 0% to 6% of eligible compensation. For the years ended December 31, 2015, 2014 and 2013, contributions were $2.5 million, $2.1 million and $1.4 million, respectively.

IMTT DB Plan

Except for a plan covering certain employees covered by a collective-bargaining agreement at certain terminals, substantially all employees of IMTT are eligible to participate in a defined benefit pension plan (IMTT DB Plan). Benefits under the IMTT DB Plan are based on years of service and the employees’ highest average compensation for a consecutive five year period. IMTT’s contributions to the plan are based on the recommendations of its consulting actuary.

Hawaii Gas Union Pension Plan

Hawaii Gas has a Defined Benefit Pension Plan for Classified Employees of GASCO, Inc. (HG DB Plan) that accrues benefits pursuant to the terms of a collective-bargaining agreement. The plan was frozen to new participants in 2008 in connection with an agreement to increase participant benefits over a three year period after which there will be no further increases to the flat rate as described herein. The HG DB Plan is non-contributory and covers all bargaining unit employees who have met certain service and age requirements. The benefits are based on a flat rate per year of service through the date of employment termination or retirement. Future contributions will be made to meet ERISA funding requirements. The HG DB Plan’s trustee handles the plan assets and, as an investment manager, invests them in a diversified portfolio of primarily equity and fixed-income securities.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Employee Benefit Plans  – (continued)

Other Plan Benefits

IMTT, Hawaii Gas and Atlantic Aviation have other insignificant plans that are comprised of the following. These plans are shown below collectively as “Other Plan Benefits”.

IMTT

IMTT is the sponsor of a defined benefit plan covering union employees at certain terminals (IMTT Union Plan). Monthly benefits under this plan are computed based on a benefit rate in effect at the date of the participant’s termination multiplied by the number of years of service. IMTT’s contributions to the plan are based on the recommendations of its consulting actuary.

IMTT provides post-retirement life insurance (coverage equal to 25% of final year compensation not to exceed $25,000) and health benefits (coverage for early retirees at least 62 years old on early retirement to age 65, reimbursement of Medicare premiums for the Bayonne terminal employees and some smaller health benefits no longer offered) to retired employees.

Hawaii Gas

Hawaii Gas has a postretirement plan. The GASCO, Inc. Hourly Postretirement Medical and Life Insurance Plan (the PMLI Plan) covers all bargaining unit participants who were employed by Hawaii Gas on April 30, 1999 and who retire after the attainment of age 62 with 15 years of service. Under the provisions of the PMLI Plan, Hawaii Gas pays for medical premiums of the retirees and spouses through the age of 64. After age 64, Hawaii Gas pays for medical premiums up to a maximum of $150 per month. The retirees are also provided $1,000 of life insurance benefits.

Hawaii Gas also has a retiree life insurance program for certain nonunion retirees. This plan is closed to future participants.

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

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Employee Benefit Plans  – (continued)

Additional information about the fair value of the benefit plan assets, the components of net periodic cost and the projected benefit obligation as of and for the years ended December 31, 2015 and 2014 are as follows ($ in thousands). IMTT plans are shown from July 16, 2014, the date of the IMTT Acquisition.

	HG DB Plan Benefits		IMTT DB Plan Benefits		Other Plan Benefits		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation – beginning of year	$52,266	$43,522	$142,397	$—	$22,737	$2,798	$217,400	$46,320
Benefit obligation – IMTT Acquisition	—	—	—	123,986	—	18,153	—	142,139
Service cost	841	716	6,853	2,799	911	409	8,605	3,924
Interest cost	1,988	1,988	5,914	2,530	912	480	8,814	4,998
Plan amendments	—	—	—	—	(110)	—	(110)	—
Participant contributions	—	—	—	—	126	60	126	60
Actuarial (gains) losses	(2,752)	8,281	(13,236)	14,787	(1,498)	1,395	(17,486)	24,463
Benefits paid	(2,299)	(2,241)	(5,856)	(1,705)	(1,166)	(558)	(9,321)	(4,504)
Benefit obligation – end of year	$50,044	$52,266	$136,072	$142,397	$21,912	$22,737	$208,028	$217,400
Change in plan assets:
Fair value of plan assets – beginning of year	$45,475	$38,131	$103,090	$—	$8,468	$—	$157,033	$38,131
Fair value of plan assets – IMTT Acquisition	—	—	—	85,462	—	5,703	—	91,165
Actual return on plan assets	(351)	2,625	(343)	1,993	(78)	173	(772)	4,791
Employer contributions	—	6,960	—	17,340	811	3,090	811	27,390
Participant contributions	—	—	—	—	126	60	126	60
Benefits paid	(2,299)	(2,241)	(5,856)	(1,705)	(1,166)	(558)	(9,321)	(4,504)
Fair value of plan assets – end of year	$42,825	$45,475	$96,891	$103,090	$8,161	$8,468	$147,877	$157,033

During 2015, Hawaii Gas did not make any contributions to the HG DB Plan. The business is not expected to make contributions in 2016 and annually for at least two years as the business made a voluntary contribution payment of $5.0 million during the third quarter of 2014. During the third quarter of 2014, IMTT made a voluntary contribution payment of $20.0 million to the IMTT DB Plan and the IMTT Union Plan. The business did not make any contributions to these plans during 2015 and is not expected to make contributions in 2016 and annually for at least five years. The annual amount of contributions will be dependent upon a number of factors such as market conditions and changes to regulations.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Employee Benefit Plans  – (continued)

The funded status at December 31, 2015 and 2014, are presented in the following table ($ in thousands):

	HG DB Plan Benefits		IMTT DB Plan Benefits		Other Plan Benefits		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Funded status
Funded status at end of year	$(7,219)	$(6,791)	$(39,181)	$(39,307)	$(13,751)	$(14,269)	$(60,151)	$(60,367)
Net amount recognized in balance sheet(1)	$(7,219)	$(6,791)	$(39,181)	$(39,307)	$(13,751)	$(14,269)	$(60,151)	$(60,367)
Amounts recognized in balance sheet consisting of:
Noncurrent assets	$—	$—	$—	$—	$222	$146	$222	$146
Current liabilities	—	—	—	—	(916)	(786)	(916)	(786)
Noncurrent liabilities	(7,219)	(6,791)	(39,181)	(39,307)	(13,057)	(13,629)	(59,457)	(59,727)
Net amount recognized in balance sheet(1)	$(7,219)	$(6,791)	$(39,181)	$(39,307)	$(13,751)	$(14,269)	$(60,151)	$(60,367)

(1)	Generally accepted accounting principles require measurement of defined benefit pension liabilities utilizing current discount rates. Statutory funding formulas permit measurement of defined benefit pension liabilities utilizing discount rates based on a 25-year average of those rates, which more closely matches the expected payout period for those liabilities. The IMTT and Hawaii Gas defined benefit pension plans both exceed 100% of the statutory funding target as of December 31, 2015.

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss for the years ended December 31, 2015 and 2014 are presented in the following table ($ in thousands):

	HG DB Plan Benefits		IMTT DB Plan Benefits		Other Plan Benefits		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Prior service credit	$—	$—	$—	$78	$110	$5	$110	$83
Accumulated loss	(12,698)	(13,313)	(9,926)	(15,265)	(1,140)	(1,945)	(23,764)	(30,523)
Accumulated other comprehensive loss	(12,698)	(13,313)	(9,926)	(15,187)	(1,030)	(1,940)	(23,654)	(30,440)
Net periodic benefit cost in excess (deficit) of cumulative employer contributions	5,479	6,522	(29,255)	(24,120)	(12,721)	(12,329)	(36,497)	(29,927)
Net amount recognized in balance sheet	$(7,219)	$(6,791)	$(39,181)	$(39,307)	$(13,751)	$(14,269)	$(60,151)	$(60,367)

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Employee Benefit Plans  – (continued)

The components of net periodic benefit cost and other changes in other comprehensive (income) loss for the plans are shown below ($ in thousands):

	HG DB Plan Benefits		IMTT DB Plan Benefits		Other Plan Benefits		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$841	$716	$6,853	$2,799	$911	$409	$8,605	$3,924
Interest cost	1,988	1,988	5,914	2,530	912	480	8,814	4,998
Expected return on plan assets	(2,670)	(2,268)	(7,020)	(3,049)	(585)	(183)	(10,275)	(5,500)
Recognized actuarial loss (gain)	883	122	(534)	579	(31)	200	318	901
Amortization of prior service (cost) credit	—	—	(78)	78	(5)	5	(83)	83
Net periodic benefit cost	$1,042	$558	$5,135	$2,937	$1,202	$911	$7,379	$4,406
Other changes recognized in other comprehensive (income) loss:
Prior service credit arising during the year	$—	$—	$—	$—	$(110)	$—	$(110)	$—
Net loss (gain) arising during the year	268	7,925	(5,873)	15,844	(836)	1,406	(6,441)	25,175
Amortization of prior service cost (credit)	—	—	78	(78)	5	(5)	83	(83)
Amortization of (loss) gain	(883)	(122)	534	(579)	31	(200)	(318)	(901)
Total recognized in other comprehensive (income) loss	$(615)	$7,803	$(5,261)	$15,187	$(910)	$1,201	$(6,786)	$24,191

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Employee Benefit Plans  – (continued)

The estimated amounts that will be amortized from accumulated other comprehensive loss over the next year are presented in the following table ($ in thousands):

	HG DB Plan Benefits		IMTT DB Plan Benefits		Other Plan Benefits		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Amortization of prior service cost (credit)	$—	$—	$—	$65	$(15)	$10	$(15)	$75
Amortization of net loss	854	883	—	2,310	76	479	930	3,672

The assumptions used in accounting for the HG DB Plan Benefits, IMTT DB Plan Benefits and Other Plan Benefits are as follows:

	HG DB Plan Benefits		IMTT DB Plan Benefits		Other Plan Benefits
	2015	2014	2015	2014	2015	2014
Weighted average assumptions to determine benefit obligations:
Discount rate	4.20%	3.90%	4.65%	4.25%	3.78% to 4.55%	3.45% to 4.15%
Rate of compensation increase	N/A	N/A	4.57%	4.57%	4.57%(1)	4.57%(1)
Measurement date	December 31	December 31	December 31	December 31	December 31	December 31
Weighted average assumptions to determine net cost:
Discount rate	3.90%	4.70%	4.25%	4.55%	3.45% to 4.15%	4.20% to 4.45%
Expected long-term rate of return on plan assets during fiscal year	5.90%	5.90%	7.00%	7.00%	7.00%(2)	7.00%(2)
Rate of compensation increase	N/A	N/A	4.57%	4.57%	4.57%(1)	4.57%(1)
Assumed healthcare cost trend rates:
Initial health care cost trend rate					7.50%	7.75% to 7.80%
Ultimate rate					4.50% to 5.00%	4.50% to 5.00%
Year ultimate rate is reached					2025 to 2028	2025 to 2028

(1)	Only applies to IMTT post-retirement life insurance plan.
(2)	Only applies to IMTT Union Plan.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Employee Benefit Plans  – (continued)

Pension asset investment decisions are made with assistance of an outside paid advisor to achieve the multiple goals of high rate of return, diversification and safety. The business has instructed the trustee, the investment manager, to maintain the allocation of the defined benefit plans’ assets between equity mutual fund securities, fixed income mutual fund securities, mixed equity and fixed income mutual fund securities, money market funds and cash within the pre-approved parameters set by the management. The weighted average asset allocation at December 31, 2015 and 2014 was:

	HG DB Plan Benefits		IMTT DB Plan Benefits		Other Plan Benefits
	2015	2014	2015	2014	2015	2014
Equity securities	60%	64%	58%	59%	58%	59%
Fixed income securities	30%	33%	37%	38%	41%	38%
Mixed income securities	8%	—	—	—	—	—
Private equity	—	—	3%	—	—	—
Cash	2%	3%	2%	3%	1%	3%
Total	100%	100%	100%	100%	100%	100%

The expected returns on plan assets were estimated based on the allocation of assets and management’s expectations regarding future performance of the investments held in the investment portfolios. The asset allocations as of December 31, 2015 and 2014 measurement dates were as follows ($ in thousands):

	Fair Value Measurements at December 31, 2015 Pension Benefits – Plan Assets
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category:
Cash and money market	$3,138	$3,138	$—	$—
Equity securities:
Domestic equities	66,290	66,290	—	—
International equities	20,473	20,473	—	—
Fixed income securities:
Domestic fixed income	50,860	50,860	—	—
International fixed income	1,035	1,035	—	—
Domestic mixed income securities	3,401	3,401	—	—
Domestic private equity	2,680	—	—	2,680
Total	$147,877	$145,197	$—	$2,680

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Employee Benefit Plans  – (continued)

	Fair Value Measurements at December 31, 2014 Pension Benefits – Plan Assets
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category:
Cash and money market	$4,638	$4,638	$—	$—
Equity securities:
Domestic equities	72,882	72,882	—	—
International equities	22,204	22,204	—	—
Fixed income securities:
Domestic fixed income	56,284	56,284	—	—
International fixed income	1,025	1,025	—	—
Total	$157,033	$157,033	$—	$—

The estimated future benefit payments for the next ten years are as follows ($ in thousands):

	HG DB Plan Benefits	IMTT DB Plan Benefits	Other Plan Benefits	Total
2016	$2,665	$4,320	$1,177	$8,162
2017	2,778	4,469	1,218	8,465
2018	2,874	4,528	1,202	8,604
2019	2,916	5,493	1,313	9,722
2020	2,973	6,299	1,462	10,734
Thereafter	15,299	37,001	7,145	59,445
Total	$29,505	$62,110	$13,517	$105,132

16. Legal Proceedings and Contingencies

The Company and its subsidiaries are subject to legal proceedings arising in the ordinary course of business. In management’s opinion, the Company has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions, and does not believe the outcome of any pending legal proceedings will be material to the Company’s financial position or result of operations.

IMTT Bayonne — Remediation Estimate

The Bayonne, New Jersey terminal, portions of which have been acquired and aggregated over a 30-year period, contain pervasive remediation requirements that were assumed at the time of purchase from the various former owners. One former owner retained environmental remediation responsibilities for a purchased site as well as sharing other remediation costs. These remediation requirements are documented in two memoranda of agreement and an administrative consent order with the State of New Jersey. Remediation efforts entail removal of free product, soil treatment, repair/replacement of sewer systems, and the implementation of containment and monitoring systems. These remediation activities are estimated to span a period of ten to twenty or more years at a cost ranging from $30.0 million to $65.0 million. The remediation activities at the terminal are estimated based on currently available information, in undiscounted U.S. dollars and is inherently subject to relatively large fluctuation.

Except as noted above, there are no material legal proceedings pending other than ordinary routine litigation incidental to the Company’s businesses.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Subsequent Events

Dividend

On February 18, 2016, the Board of Directors declared a dividend of $1.15 per share for the quarter ended December 31, 2015, which is expected to be paid on March 8, 2016 to holders of record on March 3, 2016.

Hawaii Gas Refinancing

On February 10, 2016, Hawaii Gas completed the refinancing of its existing $80.0 million term loan and $60.0 million revolving credit facility. The new, five-year facilities include a reduction in interest rates on the term loan and revolving credit facilities of 0.50% and 0.25%, respectively, compared with the prior facilities. The $80.0 million term loan will bear interest at a variable rate of LIBOR plus an applicable margin between 1.0% to 1.75% and initially set at 1.75%. The variable rate component of the debt was hedged at 0.99% using interest rate swaps through the first four years of the facility. The revolving credit facility will bear interest at a variable rate of LIBOR plus an applicable margin between 1.0% to 1.75% and initially set at 1.25% and will remain unhedged.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Quarterly Data (Unaudited)

The data shown below relates to the Company’s operations and includes all adjustments which the Company considers necessary for a fair presentation of such amounts.

Quarter ended	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2015
Revenue	$398,498	$423,689	$415,709	$401,354
Operating (loss) income	(115,910)	(75,405)	73,126	58,864
Net (loss) income attributable to MIC	(89,002)	(63,096)	10,638	32,923
Per share information attributable to MIC:
Net (loss) income per share – basic	$(1.22)	$(0.80)	$0.13	$0.41
Net (loss) income per share – diluted(1)	(1.22)	(0.80)	0.13	0.41
Cash dividends declared per share	$1.07	$1.11	$1.13	$1.15
2014
Revenue(2)	$276,195	$280,943	$388,638	$405,142
Operating income (loss)(2)	27,625	20,768	(74,267)	60,181
Net income attributable to MIC(2)(3)	20,366	9,700	990,993	20,969
Per share information attributable to MIC:
Net income per share – basic	$0.36	$0.17	$14.57	$0.30
Net income per share – diluted(1)	0.36	0.17	13.87	0.30
Cash dividends declared per share	$0.9375	$0.95	$0.98	$1.02

(1)	Diluted net (loss) income per share reflects the effect of potentially dilutive shares assuming: (i) the restricted stock unit grants provided to the independent directors had been fully converted to shares on the grant dates; (ii) the $67.8 million of the performance fee for the quarter ended June 30, 2015, settlement of which was deferred to July 2016, had been reinvested in shares by the Manager, a related party, in July 2015; and (iii) the convertible senior notes that were issued on July 15, 2014 had been fully converted into shares on that date. The potentially dilutive shares are excluded in the calculation if the effect is anti-dilutive or when the Company has a net loss for the period.
(2)	Includes 100% of the results of IMTT subsequent to the IMTT Acquisition on July 16, 2014.
(3)	Includes gain from acquisition/divestiture of businesses totaling $1.0 billion from the IMTT Acquisition and the sale of the Company's interest in the district energy business for the quarter ended September 30, 2014.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2015. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Management used the framework set forth in the report entitled “Internal Control-Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission (referred to as COSO) to evaluate the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. As a result of its evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015 based on those criteria.

In conducting this evaluation, management did not include an assessment of internal control over financial reporting at Bayonne Energy Center (BEC). As previously disclosed, on April 1, 2015, the Company completed the acquisition of BEC and consolidated the financial results of BEC effective as of such date. BEC accounted for approximately 10% of total assets and approximately 5% of total revenue as of and for the year ended December 31, 2015.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their report appearing on page 159, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.

(c) Attestation Report of Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Macquarie Infrastructure Corporation:

We have audited Macquarie Infrastructure Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Macquarie Infrastructure Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Macquarie Infrastructure Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Macquarie Infrastructure Corporation acquired Bayonne Energy Center during 2015, and management excluded from its assessment of the effectiveness of Macquarie Infrastructure Corporation’s internal control over financial reporting as of December 31, 2015, Bayonne Energy Center’s internal control over financial reporting associated with approximately 10% of total assets and approximately 5% of total revenues included in the consolidated financial statements of Macquarie Infrastructure Corporation as of and for the year ended December 31, 2015. Our audit of internal control over financial reporting of Macquarie Infrastructure Corporation also excluded an evaluation of the internal control over financial reporting of Bayonne Energy Center.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Macquarie Infrastructure Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 22, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Dallas, Texas
February 22, 2016

(d) Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) was identified in connection with the evaluation described in (b) above during the fiscal quarter ended December 31, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company will furnish to the Securities and Exchange Commission a definitive proxy statement not later than 120 days after the end of the fiscal year ended December 31, 2015.

The information required by this Item 10 is included under the captions “Election of Directors”, “Governance Information” and “Section 16(A) Beneficial Ownership Reporting Compliance” in our proxy statement for our 2016 annual meeting of shareholders and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is included under the captions “Director Compensation”, “Compensation Discussion and Analysis”, “Executive Compensation”, “Governance Information” and “Compensation Committee Report” in our proxy statement for our 2016 annual meeting of shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The table below sets forth information with respect to shares authorized for issuance as of December 31, 2015:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Under Column (a)) (c)
Equity compensation plans approved by stockholders(1)	8,660	$—	(1)
Equity compensation plans not approved by stockholders	—	—	—
Total	8,660	$—	(1)

(1)	Information in columns (a) and (b) represents number of shares issuable upon the vesting of director stock units pursuant to our 2014 Independent Directors Equity Plan (2014 Plan), which was approved in 2014. Only the Company’s independent directors may participate in the 2014 Plan. The only type of award that may be granted under the 2014 Plan is an award of director shares. Each share is an unsecured promise to transfer one share on the settlement date, subject to satisfaction of the applicable terms and conditions. The units vest on the day prior to the following year's annual meeting. The Company granted 1,732 restricted stock units to each of its independent directors elected at the 2015 annual stockholders' meeting. The maximum number of shares available for issuance under the 2014 Plan is 300,000 shares, with a balance of 291,340 shares remaining available for issuance at December 31, 2015. The aggregate grant date fair value of awards granted to an independent director during any single fiscal year (excluding awards made at the election of the independent director in lieu of all or a portion of annual and committee cash retainers) may not exceed $350,000. The 2014 Plan does not provide a formula for the determination of awards and the Compensation Committee will have the authority to determine the size of all awards under 2014 Plan, subject to the limits on the number of shares that may be granted annually.

The remaining information required by this Item 12 is included under the caption “Share Ownership of Directors, Executive Officers and Principal Shareholders” in our proxy statement for our 2016 annual meeting of shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is included under the caption “Certain Relationships and Related Party Transactions” and “Governance Information” in our proxy statement for our 2016 annual meeting of shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included under the caption “Ratification of Selection of Independent Auditor” in our proxy statement for our 2016 annual meeting of shareholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The consolidated financial statements in Part II, Item 8, and schedule listed in the accompanying exhibit index are filed as part of this report.

Exhibits

The exhibits listed on the accompanying exhibit index are filed as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Macquarie Infrastructure Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2016.

MACQUARIE INFRASTRUCTURE CORPORATION (Registrant)
By: /s/ James Hooke Chief Executive Officer

We, the undersigned directors and executive officers of Macquarie Infrastructure Corporation, hereby severally constitute James Hooke and Liam Stewart, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Macquarie Infrastructure Corporation and in the capacities indicated on the 22nd day of February 2016.

Signature	Title
/s/ James Hooke James Hooke	Chief Executive Officer (Principal Executive Officer)
/s/ Liam Stewart Liam Stewart	Chief Financial Officer (Principal Financial Officer)
/s/ Martin Stanley Martin Stanley	Chairman of the Board of Directors
/s/ Norman H. Brown, Jr. Norman H. Brown, Jr.	Director
/s/ George W. Carmany III George W. Carmany III	Director
/s/ William H. Webb William H. Webb	Director
/s/ Henry E. Lentz Henry E. Lentz	Director
/s/ Ouma Sananikone Ouma Sananikone	Director

EXHIBIT INDEX

2.1	Plan of Conversion dated April 10, 2015 (incorporated by reference to Exhibit 2.1 of the Registrant’s Registration Statement Form S-4 (Reg. No. 333-202162).
2.2*	Stock Purchase Agreement, dated July 7, 2014, by and among Macquarie Terminal Holdings LLC, MCT Holdings LLC, Macquarie Infrastructure Company LLC, IMTT Holdings Inc. and The Voting Trust of IMTT Holdings Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2014).
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2015).
3.2***	Amended and Restated Bylaws of the Registrant, dated as of February 18, 2016.
4.1	Senior Debt Securities Indenture, dated as of July 15, 2014, by and among Macquarie Infrastructure Company LLC and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 18, 2014).
4.2	First Supplemental Indenture, dated as of July 15, 2014, by and among Macquarie Infrastructure Company LLC and Wells Fargo Bank, National Association, as Trustee (including the form of 2.875% Convertible Senior Notes due 2019) (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 18, 2014).
4.3	Second supplemental indenture, dated as of May 21, 2015, by and between Macquarie Infrastructure Corporation and Wells Fargo, National Association, as Trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2015).
10.1	Third Amended and Restated Management Services Agreement by and among the Registrant, MIC Ohana Corporation and Macquarie Infrastructure Management (USA) Inc. (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2015).
10.2	Amended and Restated Registration Rights Agreement between the Registrant and Macquarie Infrastructure Management (USA) Inc. (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2015).
10.3	Credit Agreement, dated July 7, 2014, by and among Macquarie Infrastructure Company LLC, as borrower, Macquarie Infrastructure Company Inc., as guarantor, J.P. Morgan Chase Bank, N.A., as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2014).
10.4	First Incremental Amendment to Credit Agreement, dated as of May 1, 2015, among the Registrant, Macquarie Infrastructure Company Inc. (the “Guarantor”), JPMorgan Chase Bank, N.A. as administrative agent (the “Agent”) and the incremental lenders party thereto, to the Credit Agreement, dated as of July 7, 2014, among the Registrant, the Guarantor, the Agent and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).
10.5	Second Incremental Amendment to Credit Agreement, dated as of August 25, 2015, among the Registrant, MIC Ohana Corporation (the “Guarantor”), JPMorgan Chase Bank, N.A. as administrative agent (the “Agent”) and Bank of America, N.A., as additional lender, to the Credit Agreement, dated as of July 7, 2014, among the Registrant, the Guarantor, the Agent and the lenders party thereto.
10.6	Credit Agreement, dated as of May 21, 2015, among ITT Holdings LLC, IMTT-Quebec Inc. and IMTT-NTL Ltd., SunTrust Bank as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.7	Note Purchase Agreement, dated May 8, 2015, among ITT Holdings LLC and the purchasers named therein, with respect to the issuance of 3.92% Guaranteed Senior Notes, Series A, due 2025 and 4.02% Guaranteed Senior Notes, Series B, due 2027 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).
10.8	Memorandum of Agreement, dated July 17, 2015, among the Registrant, MIC Ohana Corporation and Macquarie Infrastructure Management (USA) Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).
10.9	Amended and Restated Loan Agreement, dated as of May 1, 2015, among Louisiana Public Facilities Authority and IMTT-Finco, LLC and Wells Fargo Bank, National Association, as trustee. (Series 2010A) (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).
10.10	Amended and Restated Loan Agreement, dated as of May 1, 2015, among Louisiana Public Facilities Authority and IMTT-Finco, LLC and Wells Fargo Bank, National Association, as trustee. (Series 2010) (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).
10.11	Amended and Restated Loan Agreement, dated as of May 1, 2015, among Louisiana Public Facilities Authority and IMTT-Finco, LLC and Wells Fargo Bank, National Association, as trustee. (Series 2010B) (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).
10.12	Amended and Restated Loan Agreement, dated as of May 1, 2015, among Louisiana Public Facilities Authority and International-Matex Tank Terminals and Wells Fargo Bank, National Association, as trustee. (Series 2007) (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).
10.13	Amended and Restated Lease Agreement, dated as of May 1, 2015, among The Industrial Development Board of the Parish of Ascension, Louisiana, Inc. and IMTT-Geismar and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).
10.14	Loan Agreement, dated as of May 1, 2015, among New Jersey Economic Development Authority and Bayonne Industries, Inc., IMTT-Bayonne and IMTT-BC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).
10.15**	Macquarie Infrastructure Company LLC 2014 Independent Directors Equity Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on April 4, 2014).
10.16	Credit Agreement, dated as of May 31, 2013, among Atlantic Aviation FBO Holdings LLC, Atlantic Aviation FBO Inc., Barclays Bank Plc, as Administrative Agent and Collateral Agent, Wells Fargo Securities, LLC, as Documentation Agent, Macquarie Capital (USA) Inc., as Syndication Agent, Barclays Bank Plc, Macquarie Capital (USA) Inc. and Wells Fargo Securities, LLC, as Joint Bookrunners and Joint Lead Arrangers, and the several lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for quarter ended June 30, 2013 (the “June 2013 Quarterly Report”).
10.17*	Incremental Joinder Agreement, dated as of November 7, 2013, among Atlantic Aviation FBO Inc. and Barclays Bank Plc, as Administrative Agent and initial lender.
10.18*	Incremental Joinder Agreement and Amendment, dated as of January 22, 2014, among Atlantic Aviation FBO Inc. and Barclays Bank Plc, as Administrative Agent and initial lender.
10.19	Guarantee and Collateral Agreement, dated as of May 31, 2013, among Atlantic Aviation FBO Holdings LLC, Atlantic Aviation FBO Inc., the grantors party thereto and Barclays Bank PLC as Collateral Agent (incorporated by reference to Exhibit 10.2 to the June 2013 Quarterly Report).

10.20†	Note Purchase Agreement, dated as of August 8, 2012, among The Gas Company, LLC and the purchasers named therein, with respect to the issuance of 4.22% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the “September 2012 Quarterly Report”)).
10.21†	Credit Agreement, dated as of August 8, 2012, by and among HGC Holdings LLC, as Borrower, the lenders named therein, Wells Fargo Bank, National Association, as Administrative Agent and Wells Fargo Securities, LLC as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.2 of the Registrant’s September 2012 Quarterly Report).
10.22†	Credit Agreement, dated as of August 8, 2012, by and among The Gas Company, LLC, as Borrower, the lenders named therein, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and Wells Fargo Securities, LLC as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.3 of the Registrant’s September 2012 Quarterly Report).
10.23	Registration Rights Agreement, dated July 7, 2014, by Macquarie Infrastructure Company LLC and The Voting Trust of IMTT Holdings Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2014).
10.24	Equity Distribution Agreement, dated June 24, 2015, by and among Macquarie Infrastructure Corporation, SunTrust Robinson Humphrey, Inc., Macquarie Capital (USA) Inc., Barclays Capital Inc., Credit Agricole Securities (USA) Inc., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC, Robert W. Baird & Co. Incorporated and Wells Fargo Securities LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 24, 2015).
10.25***†	Credit Agreement, dated as of October 8, 2010, as amended, among Idaho Wind Partners 1, LLC and The Bank of Tokyo-Mitsubishi UFJ, LTD., as administrative agent, ING Capital LLC, as DSR Letter of Credit issuing bank, Norddeutsche Landesbank Girozentrale, as joint lead arranger, Union Bank, N.A., as collateral agent, and the lender parties thereto.
10.26***†	Credit Agreement, dated as of August 10, 2015, among Bayonne Energy Center, LLC and Bayonne Energy Center Urban Renewal, LLC and Credit Agricole Corporate and Investment Bank as swingline lender, administrative agent and joint lead arranger, ING Capital LLC, National Australia Bank Limited, Siemens Financial Services, Inc., SunTrust Robinson Humphrey, Inc., and Wells Fargo Bank, N.A., as joint lead arrangers, and the lender parties thereto.
21.1***	Subsidiaries of the Registrant
23.1***	Consent of KPMG LLP
24.1***	Powers of Attorney (included in signature pages)
31.1***	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2***	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1****	Section 1350 Certification of Chief Executive Officer
32.2****	Section 1350 Certification of Chief Financial Officer
101.0***	The following materials from the Annual Report on Form 10-K of Macquarie Infrastructure Corporation for the year ended December 31, 2015, filed on February 22, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2015, 2014 and 2013, (iv) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013 and (vi) the Notes to Consolidated Financial Statements.

*	Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to the Stock Purchase Agreement have been omitted. Macquarie Infrastructure Corporation agrees to provide a copy of any such omitted schedule to the SEC upon request.
**	Management contract, compensatory plan or arrangement.
***	Filed herewith.
****	A signed original of this written statement required by Section 906 has been provided to Macquarie Infrastructure Corporation and will be retained by Macquarie Infrastructure Corporation and furnished to the Securities and Exchange Commission or its staff upon request.
†	The Registrant does not deem this agreement material pursuant to Regulation S-K Item 601(b)(10).