Form 10-Q
period 2016-03-31
Macquarie Infrastructure Corp
filed 2016-05-02
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

There were 80,336,745 shares of common stock, with $0.001 par value, outstanding at April 29, 2016.

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

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, this quarterly report on Form 10-Q (Quarterly Report) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements may appear throughout this Quarterly Report, including without limitation, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. We use words such as “believe”, “intend”, “expect”, “anticipate”, “plan”, “may”, “will”, “should”, “estimate”, “potential”, “project” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to the risks identified in our Annual Report on the Form 10-K for the year ended December 31, 2015, and in other reports we file from time to time with the Securities and Exchange Commission (SEC).

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

Except as otherwise specified, all references in this Form 10-Q to “MIC”, “we”, “us”, and “our” refer (i) from and after the time of the Conversion, to Macquarie Infrastructure Corporation and its subsidiaries and (ii) prior to the Conversion, to our predecessor MIC LLC and its subsidiaries. Except as otherwise specified, all references in this Form 10-Q to “common stock” or “shares” refer (i) from and after the time of the Conversion, to common stock and (ii) prior to the Conversion, LLC interests. Macquarie Infrastructure Management (USA) Inc., which we refer to as our Manager, is part of the Macquarie Group, comprised of Macquarie Group Limited and its subsidiaries and affiliates worldwide.

We own, operate and invest in a diversified group of businesses that provide services to other businesses, government agencies and individuals primarily in the U.S. The businesses we own and operate include:

•	International-Matex Tank Terminals (IMTT): a bulk liquid terminals business which provides bulk liquid storage, handling and other services to third parties at ten marine terminals in the United States and two in Canada;
•	Atlantic Aviation: a provider of fuel, terminal, aircraft hangaring and other services primarily to owners and operators of general aviation (GA) aircraft on 68 airports in the U.S.;
•	Contracted Power and Energy (CP&E) Segment: controlling interests in gas-fired, wind and solar power facilities in the U.S.; and
•	Hawaii Gas: a gas energy company processing and distributing gas and providing related services in Hawaii.

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

At Atlantic Aviation, our focus is on attracting and maintaining relationships with GA aircraft owners and pilots and encouraging them to purchase refueling and other services from our fixed base operations (FBOs). Atlantic Aviation’s revenue is correlated with the number of GA flight movements in the U.S. and the business’ ability to service a portion of the aircraft involved in those operations.

The businesses that comprise our CP&E segment generate revenue pursuant primarily to long-dated power purchase agreements (PPAs) and tolling agreements with creditworthy power off-takers.

At Hawaii Gas, we focus on the provision of gas services to commercial, residential and governmental customers throughout the islands of Hawaii and seek to grow by increasing the number of customers served, the volume of gas sold and the margins achieved on gas sales. Hawaii Gas actively markets its products and services in an effort to develop new customers throughout Hawaii.

Dividends

Since January 1, 2015, MIC has paid or declared the following dividends:

Declared	Period Covered	$ per Share	Record Date	Payable Date
April 28, 2016	First quarter 2016	$1.20	May 12, 2016	May 17, 2016
February 18, 2016	Fourth quarter 2015	$1.15	March 3, 2016	March 8, 2016
October 29, 2015	Third quarter 2015	$1.13	November 13, 2015	November 18, 2015
July 30, 2015	Second quarter 2015	$1.11	August 13, 2015	August 18, 2015
April 30, 2015	First quarter 2015	$1.07	May 14, 2015	May 19, 2015
February 17, 2015	Fourth quarter 2014	$1.02	March 2, 2015	March 5, 2015

We currently intend to maintain, and where possible, increase our quarterly cash dividend to our shareholders. The MIC Board has authorized a quarterly cash dividend of $1.20 per share for the quarter ended March 31, 2016, or a 4.3% increase over the dividend for the quarter ended December 31, 2015 and 12.1% increase over the dividend for the quarter ended March 31, 2015. In determining whether to adjust the amount of our quarterly dividend, our Board will take into account such matters as the state of the capital markets and general business conditions, the Company’s financial condition, results of operations, capital requirements, capital opportunities and any contractual, legal and regulatory restrictions on the payment of dividends by the Company to its shareholders or by its subsidiaries to the Company, and any other factors that it deems relevant, subject to maintaining a prudent level of reserves and without creating undue volatility in the amount of such dividends where possible. Moreover, the Company’s senior secured credit facility and the debt commitments at our businesses contain restrictions that may limit the Company’s ability to pay dividends. Although historically we have declared cash dividends on our shares, any or all of these or other factors could result in the modification of our dividend policy, or the reduction, modification or elimination of our dividend in the future.

The payment of a dividend is supported by the Free Cash Flow generated by our businesses. We define Free Cash Flow as cash from operating activities, which reflects cash paid for interest, taxes and pension contributions, less maintenance capital expenditures, which includes principal repayments on capital lease obligations used to fund maintenance capital expenditures, and excludes changes in working capital. For the avoidance of doubt, base management fees and performance fees, if any, are excluded from the calculation of Free Cash Flow whether paid in cash or stock. Over the long term, we believe we will distribute between 75% and 85% of the Free Cash Flow generated by our businesses as a cash dividend.

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

Results of Operations

Consolidated

Key Factors Affecting Operating Results:

•	absence of a performance fee in the first quarter of 2016;
•	contribution from Bayonne Energy Center (BEC) acquired on April 1, 2015; and
•	improved gross profit from Atlantic Aviation, the renewable portion of our CP&E business and Hawaii Gas.

Our consolidated results of operations are as follows:

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2016	2015	$	%
	($ In Thousands) (Unaudited)
Revenue
Service revenue	$312,241	$326,002	(13,761)	(4.2)
Product revenue	84,146	72,496	11,650	16.1
Total revenue	396,387	398,498	(2,111)	(0.5)
Costs and expenses
Cost of services	116,463	133,417	16,954	12.7
Cost of product sales	33,060	39,127	6,067	15.5
Gross profit	246,864	225,954	20,910	9.3
Selling, general and administrative	72,284	70,653	(1,631)	(2.3)
Fees to Manager-related party	14,796	165,273	150,477	91.0
Depreciation	53,221	57,422	4,201	7.3
Amortization of intangibles	17,787	47,971	30,184	62.9
(Gain) loss on disposal of assets	(414)	545	959	176.0
Total operating expenses	157,674	341,864	184,190	53.9
Operating income (loss)	89,190	(115,910)	205,100	176.9
Other income (expense)
Interest income	33	6	27	NM
Interest expense(1)	(56,895)	(31,521)	(25,374)	(80.5)
Other income, net	3,015	1,577	1,438	91.2
Net income (loss) before income taxes	35,343	(145,848)	181,191	124.2
(Provision) benefit for income taxes	(15,167)	55,333	(70,500)	(127.4)
Net income (loss)	$20,176	$(90,515)	110,691	122.3
Less: net loss attributable to noncontrolling interests	(2,179)	(1,513)	666	44.0
Net income (loss) attributable to MIC	$22,355	$(89,002)	111,357	125.1

NM — Not meaningful

(1)	Interest expense includes losses on derivative instruments of $32.2 million and $12.9 million for the quarters ended March 31, 2016 and 2015, respectively.

Gross Profit

Consolidated gross profit increased for the quarter ended March 31, 2016 compared with the quarter ended March 31, 2015 primarily reflecting the contribution from the acquisition of BEC and improved results at Atlantic Aviation, the renewable portion of our CP&E business and Hawaii Gas.

Results of Operations: Consolidated – (continued)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the quarter ended March 31, 2016 compared with the quarter ended March 31, 2015 primarily as a result of the BEC acquisition and increases at Atlantic Aviation and IMTT, partially offset by a reduction of costs at MIC Corporate, primarily due to the Conversion costs incurred during the quarter ended March 31, 2015, and the renewable portion of our CP&E business.

Fees to Manager

Our Manager is entitled to a monthly base management fee based primarily on our market capitalization, and potentially a quarterly performance fee, based on the total shareholder return relative to a U.S. utilities index. For the quarters ended March 31, 2016 and 2015, we incurred base management fees of $14.8 million and $16.5 million, respectively. For the quarter ended March 31, 2015, we also incurred a performance fee of $148.7 million as compared with no performance fee for the quarter ended March 31, 2016. In accordance with the Third Amended and Restated Management Service Agreement, unless our Manager changes its current election, base management fees and performance fees, if any, are reinvested in additional shares of MIC.

The unpaid portion of the base management fees and performance fees, if any, at the end of each reporting period is included in “Due to Manager-related party” in the consolidated condensed balance sheets. The following table shows our Manager’s reinvestment of its base management fees and performance fees, if any, in shares, except as noted:

Period	Base Management Fee Amount ($ in thousands)	Performance Fee Amount ($ in thousands)	Shares Issued
2016 Activity:
First quarter 2016	$14,796	$—	234,179	(1)
2015 Activities:
Fourth quarter 2015	$17,009	$—	227,733
Third quarter 2015	18,118	—	226,914
Second quarter 2015	18,918	135,641	223,827	(2)
First quarter 2015	16,545	148,728	2,068,038

(1)	Our Manager elected to reinvest all of the monthly base management fees for the first quarter of 2016 in shares. We issued 234,179 shares for the quarter ended March 31, 2016, including 78,015 shares that were issued in April 2016 for the March 2016 monthly base management fee.
(2)	In July 2015, our Board requested, and our Manager agreed, that $67.8 million of the performance fee for the quarter ended June 30, 2015 be settled in cash in July 2015 to minimize dilution. The remaining $67.8 million obligation was deferred until July 2016.

Depreciation

Depreciation expense decreased for the quarter ended March 31, 2016 compared with the quarter ended March 31, 2015 primarily as a result of the absence of non-cash impairments at Atlantic Aviation, partially offset by the depreciation associated with BEC and FBOs acquired at Atlantic Aviation.

Amortization of Intangibles

Amortization of intangibles decreased for the quarter ended March 31, 2016 compared with the quarter ended March 31, 2015 primarily as a result of the absence of non-cash impairments at Atlantic Aviation, partially offset by the amortization of intangibles associated with BEC.

Results of Operations: Consolidated – (continued)

Interest Expense and Losses on Derivative Instruments

Interest expense includes losses on derivative instruments of $32.2 million and $12.9 million for the quarters ended March 31, 2016 and 2015, respectively. Losses on derivatives recorded in interest expense are attributable to the change in fair value of interest rate hedging instruments. For the quarter ended March 31, 2016, interest expense also included the non-cash write-off of deferred financing costs at Hawaii Gas related to the refinancing of its $80.0 million term loan debt and its $60.0 million revolving credit facility. Excluding the derivative adjustments and deferred financing cost write-offs, interest expense for the quarter ended March 31, 2016 compared with the quarter ended March 31, 2015 increased primarily due to the debt associated with BEC and higher average debt balance at both IMTT and MIC Corporate, partially offset by lower average debt balance at both the renewable portion of our CP&E business and Atlantic Aviation due to the scheduled amortization of these facilities.

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

The change from income tax benefit for the quarter ended March 31, 2015 to income tax expense for the quarter ended March 31, 2016 is primarily due to the expense associated with the performance fee incurred during the first quarter of 2015.

For 2016, we expect any consolidated federal income tax liability to be fully offset by our net operating loss (NOL) carryforwards. We believe that we will be able to utilize all of our federal prior year NOLs. Our federal NOL balance at December 31, 2015 was $426.2 million. As a result of having federal NOL carryforwards, together with planned tax strategies, we do not expect to make regular federal tax payments until the second half of 2019. For the year ending December 31, 2016, we expect to report a current year taxable income of approximately $100.0 million and pay approximately $2.0 million in Alternative Minimum Tax.

Absent acquisitions and/or divestitures, we expect that our effective tax rate would be higher than the U.S. federal statutory rate of 35% primarily because of state and local income taxes. For 2016, we expect to pay state income taxes of approximately $10.2 million. In calculating our consolidated state income tax provision, we have provided a valuation allowance for certain state income tax NOL carryforwards, the utilization of which is not more likely than not.

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

Results of Operations: Consolidated – (continued)

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow

We have disclosed EBITDA excluding non-cash items for our Company and each of our operating segments in Note 9, “Reportable Segments”, in our consolidated condensed financial statements, as a key performance metric relied on by management in evaluating our performance. EBITDA excluding non-cash items is defined as earnings before interest, taxes, depreciation and amortization and non-cash items, which includes impairments, derivative gains and losses and adjustments for other non-cash items reflected in the statements of operations. EBITDA excluding non-cash items also excludes base management fees and performance fees, if any, whether paid in cash or stock. We believe EBITDA excluding non-cash items provides additional insight into the performance of our operating businesses relative to each other and to similar businesses without regard to their capital structure, and to their ability to service or reduce debt, fund capital expenditures and/or support distributions to the holding company.

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

We believe that reporting Free Cash Flow will provide our investors with additional insight into our future ability to deploy cash, as GAAP metrics such as net income and cash from operating activities do not reflect all of the items that our management considers in determining the amount of cash generated by our operating entities. In this Quarterly Report on Form 10-Q, we have disclosed Free Cash Flow for our consolidated results and for each of our operating segments.

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

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2016	2015	$	%
	($ In Thousands) (Unaudited)
Net income (loss) attributable to MIC(1)	$22,355	$(89,002)
Interest expense, net(2)	56,862	31,515
Provision (benefit) for income taxes	15,167	(55,333)
Depreciation	53,221	57,422
Amortization of intangibles	17,787	47,971
Fees to Manager-related party	14,796	165,273
Other non-cash income, net(3)	(4,213)	(2,602)
EBITDA excluding non-cash items	$175,975	$155,244	20,731	13.4
EBITDA excluding non-cash items	$175,975	$155,244
Interest expense, net(2)	(56,862)	(31,515)
Adjustments to derivative instruments recorded in interest expense(2)	26,605	5,353
Amortization of debt financing costs(2)	2,879	1,615
Provision/benefit for income taxes, net of changes in deferred taxes	(2,506)	(805)
Changes in working capital	2,475	(12,876)
Cash provided by operating activities	148,566	117,016
Changes in working capital	(2,475)	12,876
Maintenance capital expenditures	(10,413)	(6,115)
Free cash flow	$135,678	$123,777	11,901	9.6

(1)	Net income (loss) attributable to MIC excludes net loss attributable to noncontrolling interests of $2.2 million and $1.5 million for the quarters ended March 31, 2016 and 2015, respectively.
(2)	Interest expense, net, includes adjustment to derivative instruments and non-cash amortization of deferred financing fees. For the quarter ended March 31, 2016, interest expense also included a non-cash write-off of deferred financing fees related to the February 2016 refinancing at Hawaii Gas.
(3)	Other non-cash income, net, primarily includes non-cash adjustments related to pension expense, adjustments to noncontrolling interest, amortization of tolling liabilities, unrealized gains (losses) on commodity hedges and any non-cash gains (losses) on disposal of assets.

Results of Operations: Consolidated – (continued)

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

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2016	2015	$	%
	($ In Thousands) (Unaudited)
Free Cash Flow – Consolidated basis	$135,678	$123,777	11,901	9.6
100% of CP&E Free Cash Flow included in consolidated Free Cash Flow	(11,943)	(2,689)
MIC’s share of CP&E Free Cash Flow	9,660	1,593
Free Cash Flow – Proportionately Combined basis	$133,395	$122,681	10,714	8.7

Results of Operations: IMTT

Key Factors Affecting Operating Results:

•	an increase in operating income primarily due to:
•	a decrease in costs; and
•	an increase in revenue from firm commitments; partially offset by
•	a decrease in contribution from rail and heating services; and
•	a loss from spill response activities.

Results of Operations: IMTT – (continued)

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2016	2015
	$	$	$	%
	($ In Thousands) (Unaudited)
Revenues	135,425	138,061	(2,636)	(1.9)
Cost of services	50,301	53,591	3,290	6.1
Gross profit	85,124	84,470	654	0.8
General and administrative expenses	8,174	7,704	(470)	(6.1)
Depreciation and amortization	32,621	35,879	3,258	9.1
Operating income	44,329	40,887	3,442	8.4
Interest expense, net(1)	(19,871)	(6,906)	(12,965)	(187.7)
Other income, net	2,988	632	2,356	NM
Provision for income taxes	(11,229)	(14,089)	2,860	20.3
Noncontrolling interest	(59)	(250)	191	76.4
Net income(2)	16,158	20,274	(4,116)	(20.3)
Reconciliation of net income to EBITDA excluding non-cash items and cash provided by operating activities to Free Cash Flow:
Net income(2)	16,158	20,274
Interest expense, net(1)	19,871	6,906
Provision for income taxes	11,229	14,089
Depreciation and amortization	32,621	35,879
Other non-cash expense, net(3)	2,333	1,256
EBITDA excluding non-cash items	82,212	78,404	3,808	4.9
EBITDA excluding non-cash items	82,212	78,404
Interest expense, net(1)	(19,871)	(6,906)
Adjustments to derivative instruments recorded in interest expense(1)	9,610	(2,379)
Amortization of debt financing costs(1)	420	113
Provision for income taxes, net of changes in deferred taxes	(1,230)	(577)
Changes in working capital	(2,807)	(11,612)
Cash provided by operating activities	68,334	57,043
Changes in working capital	2,807	11,612
Maintenance capital expenditures	(6,297)	(2,471)
Free cash flow	64,844	66,184	(1,340)	(2.0)

NM — Not meaningful

(1)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.
(3)	Other non-cash expense, net, primarily includes non-cash adjustments related to pension expense, non-cash gains (losses) on disposal of assets and adjustments to noncontrolling interest.

Results of Operations: IMTT – (continued)

Revenue

IMTT generates the majority of its revenue from contracts typically comprising a fixed monthly charge (that escalates annually with inflation) for access to or use of its infrastructure. We refer to revenue generated from such contracts or fixed charges as firm commitments. Firm commitments are generally of medium term duration and had at the end of the first quarter in 2016 a weighted average remaining life of approximately two and half years.

In the first half of 2015, customers within the petroleum product category sought to enter into contracts with shorter durations than had been the case historically. That trend reversed in the second half of the year when customers entered into contracts with durations that were slightly longer, on average, than those that had been entered into in the first half. Contracts entered into in the first quarter of 2016 included, on average, durations largely the same as those entered into in the second half of 2015.

For the quarter ended March 31, 2016, total revenue decreased by $2.6 million compared to the quarter ended March 31, 2015, primarily as a result of: a reduction in heating revenue attributable to the warmer winter weather in the quarter ended March 31, 2016 compared with the quarter ended March 31, 2015; a reduced level of spill response activity on the part of IMTT’s subsidiary OMI Environmental Solutions (OMI); a decrease in rail services revenue principally in connection with the reduction in demand for Canadian crude oil in the U.S.; and the weakening of the Canadian Dollar relative to the U.S. Dollar and its impact on contributions from IMTT’s interests in two terminals in Canada. These reductions in total revenue were partially offset by an increase in revenue from firm commitments attributable to higher utilization rates. Revenue from firm commitments comprised approximately 81.3% of total revenue in the first quarter of 2016.

Capacity utilization was higher than historically normal levels at 96.1% for the quarter ended March 31, 2016 compared with 95.1% for the quarter ended March 31, 2015. The business expects utilization rates to revert to historical levels of 94% to 96% in the medium term.

The financial performance of OMI is variable based on the number and size of oil clean-up activities in which the business is involved. The contribution from OMI to IMTT’s annual financial results has been as much as approximately $60.0 million in 2010, as a result of the firm’s involvement in the clean-up of the Macondo oil spill on the Gulf Coast. Excluding 2010, it has averaged less than a few million dollars per year during the period of our involvement in the business going back to 2006. In the first quarter of 2016, OMI generated negative earnings in an amount larger than the average annual contribution from the business.

Costs

Costs were 4.6% lower in the quarter ended March 31, 2016 compared with the quarter ended March 31, 2015. The reduction in costs was primarily the result of lower fuel costs; lower costs associated with OMI, as a result of lower level of spill related activity; and improved cost controls and the realization of efficiencies following the IMTT Acquisition.

Other Income, net

IMTT and its customers maintain insurance against the loss of use or damage to IMTT’s facilities. The business incurred losses in connection with damage done to various docks, at both the Gretna and Bayonne facilities, among other matters, in part as a result of the high level and flow of the Mississippi River in late 2015 and early 2016. Insurance recoveries of approximately $2.5 million were recorded during the first quarter of 2016.

Results of Operations: IMTT – (continued)

Depreciation and Amortization

Depreciation and amortization expense decreased for the quarter ended March 31, 2016 compared with the quarter ended March 31, 2015 primarily due to additional depreciation recorded in 2015 related to the fair value step up of assets resulting from the IMTT Acquisition.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $10.8 million and $2.1 million for the quarters ended March 31, 2016 and 2015, respectively. Excluding the derivative adjustments, interest expense increased for the quarter ended March 31, 2016 compared with the quarter ended March 31, 2015 due to a higher average debt balance partially offset by lower interest rates. The weighted average interest rate on all outstanding debt facilities, including any interest rate swaps, was 3.39% at March 31, 2016.

Cash interest paid totaled $3.5 million and $9.2 million for the quarters ended March 31, 2016 and 2015, respectively. Cash interest paid was lower in 2016 compared with 2015 primarily due to the timing of interest payments on the senior notes, which are paid semiannually.

Income Taxes

For 2016, the business expects to pay state income taxes of approximately $5.0 million. The “Provision for income taxes, net of changes in deferred taxes” of $1.2 million for the quarter ended March 31, 2016 in the above table includes $1.0 million of state income taxes and $213,000 of federal income taxes payable to MIC. Any current federal income taxes payable is expected to be offset in consolidation with the application of MIC’s NOLs.

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

Maintenance Capital Expenditures

For the quarter ended March 31, 2016, IMTT incurred maintenance capital expenditures of $6.3 million and $8.7 million on an accrual basis and cash basis, respectively, compared with $2.5 million and $5.0 million on an accrual basis and cash basis, respectively, for the quarter ended March 31, 2015. The increase in maintenance capital expenditures for the quarter ended March 31, 2016 was a result of lower spending in the first quarter of 2015 as IMTT was implementing processes and procedures around cost controls and maintenance capital expenditure planning. IMTT anticipates deploying between $30.0 million and $35.0 million in maintenance capital expenditures for 2016, which is expected to be more evenly spent throughout the year.

Results of Operations: Atlantic Aviation

Key Factors Affecting Operating Results:

•	increase in same store gross profit and contribution from acquired FBOs; partially offset by;
•	higher selling, general and administrative expenses.

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2016	2015
	$	$	$	%
	($ In Thousands) (Unaudited)
Revenues	177,988	187,941	(9,953)	(5.3)
Cost of services	66,162	79,826	13,664	17.1
Gross profit	111,826	108,115	3,711	3.4
Selling, general and administrative expenses	52,611	52,009	(602)	(1.2)
Depreciation and amortization	22,191	59,715	37,524	62.8
(Gain) loss on disposal of FBOs	(414)	545	959	176.0
Operating income (loss)	37,438	(4,154)	41,592	NM
Interest expense, net(1)	(13,314)	(13,085)	(229)	(1.8)
Other expense, net	(24)	(27)	3	11.1
(Provision) benefit for income taxes	(9,742)	6,689	(16,431)	NM
Net income (loss)(2)	14,358	(10,577)	24,935	NM
Reconciliation of net income (loss) to EBITDA excluding non-cash items and cash provided by operating activities to Free Cash Flow:
Net income (loss)(2)	14,358	(10,577)
Interest expense, net(1)	13,314	13,085
Provision (benefit) for income taxes	9,742	(6,689)
Depreciation and amortization	22,191	59,715
Other non-cash (income) expense, net(3)	(74)	725
EBITDA excluding non-cash items	59,531	56,259	3,272	5.8
EBITDA excluding non-cash items	59,531	56,259
Interest expense, net(1)	(13,314)	(13,085)
Adjustments to derivative instruments recorded in interest expense(1)	5,608	5,066
Amortization of debt financing costs(1)	800	808
Provision/benefit for income taxes, net of changes in deferred taxes	(1,452)	(355)
Changes in working capital	6,044	(4,206)
Cash provided by operating activities	57,217	44,487
Changes in working capital	(6,044)	4,206
Maintenance capital expenditures	(2,284)	(2,623)
Free cash flow	48,889	46,070	2,819	6.1

NM — Not meaningful

(1)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.
(3)	Other non-cash (income) expense, net, primarily includes non-cash gains (losses) on disposal of assets.

Results of Operations: Atlantic Aviation – (continued)

Revenue and Gross Profit

The majority of the revenue and gross profit earned by Atlantic Aviation is generated through fueling GA aircraft at facilities located on 68 U.S. airports at which Atlantic Aviation operates. The business generally pursues a strategy of maintaining and, where appropriate, increasing dollar-based margins. Generally, fluctuations in the cost of fuel are passed through to the customer.

Revenue and gross profit are driven by the volume of fuel sold and the dollar-based margin/fee per gallon on those sales. Despite an increase in the volume of fuel sold, primarily as a result of increased flight activity, revenues decreased in the quarter ended March 31, 2016 compared with the quarter ended March 31, 2015 as a result of a significant decline in the wholesale cost of fuel charged to customers. However, the decline in cost more than offsets the decline in the price to customers. On a same store basis, gross profit increased 2.8% in the quarter ended March 31, 2016 compared with the quarter ended March 31, 2015 driven by an increase in fuel gross profit and hangar rentals, partially offset by lower deicing gross profit due to relatively warmer winter weather.

Atlantic Aviation seeks to extend FBO leases prior to their maturity and to increase the portfolio’s weighted average lease life. The weighted average lease life increased to 19.5 years at March 31, 2016 compared with 18.7 years at March 31, 2015, notwithstanding the passage of one year, as a result of successful extension and acquisition of leaseholds.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased in the quarter ended March 31, 2016 compared with the quarter ended March 31, 2015 primarily due to higher professional fees and higher salaries and benefit costs. On a same store basis, costs were 1.1% higher in the quarter ended March 31, 2016 compared with the quarter ended March 31, 2015.

Depreciation and Amortization

Depreciation and amortization expense decreased for the quarter ended March 31, 2016 compared with the quarter ended March 31, 2015 primarily as a result of the absence of non-cash impairments, partially offset by the depreciation associated with FBOs acquired at Atlantic Aviation.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $7.7 million and $7.2 million for the quarters ended March 31, 2016 and 2015, respectively. Excluding the derivative adjustments, interest expense decreased for the quarter ended March 31, 2016 compared with the quarter ended March 31, 2015 due to lower average debt balances. The weighted average interest rate on all outstanding debt facilities, including any interest rate swaps, was 4.63% at March 31, 2016. Cash interest paid was $6.9 million and $7.2 million for the quarters ended March 31, 2016 and 2015, respectively.

Income Taxes

The federal taxable income generated by Atlantic Aviation is filed as part of our consolidated federal income tax return. The business files state income tax returns in the states in which it operates. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business.

For 2016, the business expects to pay state income taxes of approximately $3.5 million. The “Provision/benefit for income taxes, net of changes in deferred taxes” of $1.5 million for the quarter ended March 31, 2016 in the above table includes $872,000 of state income taxes and $580,000 of federal income taxes payable to MIC. Any current federal income taxes payable is expected to be offset in consolidation with the application of MIC’s NOLs.

Maintenance Capital Expenditures

For the quarter ended March 31, 2016, Atlantic Aviation incurred maintenance capital expenditures of $2.3 million both on an accrual basis and cash basis compared with $2.6 million and $2.9 million on an accrual basis and cash basis, respectively, for the quarter ended March 31, 2015. Maintenance capital expenditures for the periods presented were primarily to fund replacement of equipment at existing locations.

Results of Operations: Contracted Power and Energy

Key Factors Affecting Operating Results:

•	contributions from BEC acquired on April 1, 2015; and
•	improved solar and wind output.

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2016	2015
	$	$	$	%
	($ In Thousands) (Unaudited)
Revenues	30,179	11,832	18,347	155.1
Cost of product sales	4,357	2,647	(1,710)	(64.6)
Gross profit	25,822	9,185	16,637	181.1
Selling, general and administrative expenses	5,960	2,638	(3,322)	(125.9)
Depreciation and amortization	13,846	7,445	(6,401)	(86.0)
Operating income (loss)	6,016	(898)	6,914	NM
Interest expense, net(1)	(17,848)	(6,338)	(11,510)	(181.6)
Other income	305	1,116	(811)	(72.7)
Benefit for income taxes	2,304	818	1,486	181.7
Noncontrolling interest	2,238	1,763	475	26.9
Net loss(2)	(6,985)	(3,539)	(3,446)	(97.4)
Reconciliation of net loss to EBITDA excluding non-cash items and cash provided by operating activities to Free Cash Flow:
Net loss(2)	(6,985)	(3,539)
Interest expense, net(1)	17,848	6,338
Benefit for income taxes	(2,304)	(818)
Depreciation and amortization	13,846	7,445
Other non-cash income, net(3)	(4,258)	(2,941)
EBITDA excluding non-cash items	18,147	6,485	11,662	179.8
EBITDA excluding non-cash items	18,147	6,485
Interest expense, net(1)	(17,848)	(6,338)
Adjustments to derivative instruments recorded in interest expense(1)	11,268	2,527
Amortization of debt financing costs(1)	383	17
Benefit for income taxes, net of changes in deferred taxes	(7)	(2)
Changes in working capital	2,612	1,743
Cash provided by operating activities	14,555	4,432
Changes in working capital	(2,612)	(1,743)
Free cash flow	11,943	2,689	9,254	NM

NM — Not meaningful

(1)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.
(3)	Other non-cash income, net, primarily includes adjustments to noncontrolling interest and amortization of tolling liabilities.

Results of Operations: Contracted Power and Energy – (continued)

Revenue and Gross Profit

Total revenue and gross profit increased for the quarter ended March 31, 2016 compared with the quarter ended March 31, 2015 due to the acquisition of BEC and improved solar and wind output. During the first quarter of 2016, our solar resource was approximately 106% of long term average and wind resource was approximately 94% of long term average.

Unseasonably warm weather in the first quarter of 2016 compared with the first quarter in 2015 had a negative impact on our BEC business in the Northeast, but had a positive impact on our solar and wind facilities in the Northwest and Southwest. The relatively mild weather in the Northeast reduced revenue from the untolled portion of BEC relative to our expectations as the peaking power generating capacity of the facility was dispatched less frequently. A year over year increase in both wind and solar resources in the West resulted in improved performance by our renewable power facilities.

The capacity prices that cleared the New York Independent System Operator’s (NYISO) Summer 2016 seasonal Strip Auction for Zone J for the six months from May 2016 through October 2016 were lower relative to the comparable period in 2015. The monthly Spot Auction price that cleared for May 2016 was also lower relative to the comparable period in 2015, but higher than the price that cleared for the full six-month Summer 2016 strip. The reduction will result in lower potential earnings from the untolled portion of BEC’s revenue. We believe that the reduction in prices was largely the result of the NYISO changing assumptions related to the required proportion of in-market generation in its reliability and pricing formula as well as a revised lower forecast for peak power demand in the summer of 2016. Such changes in input assumptions by the NYISO have generated volatility in capacity prices historically and we expect additional changes, both favorable and unfavorable, will do so in the future.

Selling, General and Administrative Expense

The increase in selling, general and administrative expenses for the quarter ended March 31, 2016 compared with the quarter ended March 31, 2015 was driven primarily by incremental selling, general and administrative expenses associated with BEC.

Depreciation and Amortization

Depreciation and amortization expense increased for the quarter ended March 31, 2016 compared with the quarter ended March 31, 2015 primarily as a result of depreciation and amortization associated with BEC.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $13.2 million and $2.9 million for the quarter ended March 31, 2016 and 2015, respectively. Excluding the derivative adjustments, interest expense increased for the quarter ended March 31, 2016 compared with the quarter ended March 31, 2015 due to incremental interest expense associated with BEC’s credit facility offset by lower average debt balance and interest rate at the renewable portion of this business. The weighted average interest rate on all outstanding debt facilities, including any interest rate swaps, was 4.32% at March 31, 2016. Cash interest paid totaled $6.2 million and $2.3 million for the quarters ended March 31, 2016 and 2015, respectively.

Income Taxes

Our solar and wind power facilities are held in LLCs that are treated as partnerships for tax purposes. As such, these entities do not pay federal or state income taxes on a standalone basis, but each partner pays federal and state income taxes based on their allocated share of taxable income. For 2016, MIC expects its allocated share of the federal taxable income from these facilities to be a loss of approximately $25.0 million. For 2015, MIC’s allocated share of the taxable income from the solar and wind power facilities was a loss of approximately $36.0 million.

On April 1, 2015, we acquired 100% of BEC. The federal taxable income generated by BEC is filed as part of our consolidated federal income tax return and is subject to New York state income taxes on a stand-alone basis. For 2016, the business does not expect to have a state income tax liability. We do not believe that the business will generate a current federal income tax liability in 2016. Future current federal taxable income attributable to BEC may be offset in consolidation with the application of MIC’s NOLs.

Results of Operations: Hawaii Gas

Key Factors Affecting Operating Results:

•	increase in gross profit due to
•	increases in volume of gas sold; and
•	decrease in costs.

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2016	2015
	$	$	$	%
	($ In Thousands) (Unaudited)
Revenues	53,967	60,664	(6,697)	(11.0)
Cost of product sales(1)	28,703	36,480	7,777	21.3
Gross profit	25,264	24,184	1,080	4.5
Selling, general and administrative expenses	5,256	5,356	100	1.9
Depreciation and amortization	2,350	2,354	4	0.2
Operating income	17,658	16,474	1,184	7.2
Interest expense, net(2)	(2,424)	(1,943)	(481)	(24.8)
Other expense, net	(254)	(144)	(110)	(76.4)
Provision for income taxes	(5,911)	(5,532)	(379)	(6.9)
Net income(3)	9,069	8,855	214	2.4
Reconciliation of net income to EBITDA excluding non-cash items and cash provided by operating activities to Free Cash Flow:
Net income(3)	9,069	8,855
Interest expense, net(2)	2,424	1,943
Provision for income taxes	5,911	5,532
Depreciation and amortization	2,350	2,354
Other non-cash income, net(4)	(2,402)	(1,830)
EBITDA excluding non-cash items	17,352	16,854	498	3.0
EBITDA excluding non-cash items	17,352	16,854
Interest expense, net(2)	(2,424)	(1,943)
Adjustments to derivative instruments recorded in interest expense(2)	119	139
Amortization of debt financing costs(2)	664	121
Provision for income taxes, net of changes in deferred taxes	(3,017)	—
Changes in working capital	2,937	2,523
Cash provided by operating activities	15,631	17,694
Changes in working capital	(2,937)	(2,523)
Maintenance capital expenditures	(1,832)	(1,021)
Free cash flow	10,862	14,150	(3,288)	(23.2)

(1)	Cost of product sales includes unrealized gains on commodity hedges.
(2)	Interest expense, net, includes adjustments to derivative instruments related to interest rate swaps and non-cash amortization of deferred financing fees. For the quarter ended March 31, 2016, interest expense also included a non-cash write-off of deferred financing fees related to the February 2016 refinancing.
(3)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.
(4)	Other non-cash income, net, primarily includes non-cash adjustments related to pension expense and unrealized gains (losses) on commodity hedges.

Results of Operations: Hawaii Gas – (continued)

Gross Profit

Volume of gas sold increased by 1.3% in the quarter ended March 31, 2016 compared with the quarter ended March 31, 2015. On an underlying basis, adjusting for changes in customer inventory, volume of gas sold increased by 4.5%. Excluding the impact of unrealized gains and losses on commodity hedges, gross profit increased for the quarter ended March 31, 2016 compared with the quarter ended March 31, 2015, primarily due to the increase in the volume of gas sold and decrease in costs.

Hawaii Gas continues to implement strategies to mitigate the volatility and price of its fuel supply, including hedging, storage expansion and the diversification of the supply base. The business currently sources feedstock for its synthetic natural gas (SNG) plant from Hawaii Independent Energy under a contract that expires September 28, 2016. On April 4, 2016, Hawaii Gas received Hawaii Public Utilities Commission (HPUC) approval to utilize liquefied natural gas as a replacement for up to 30% of SNG production. In its Order, the HPUC noted that, “Fuel diversity can both insulate customers from volatility in oil prices and ensure continued service in the event of a local naphtha shortage.” Also during the first quarter, the business completed the acquisition of the land under its SNG plant which removes uncertainty with regards to site control and provides flexibility with regards to future operations.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $563,000 and $720,000 for the quarters ended March 31, 2016 and 2015, respectively. Excluding the derivative adjustments and the write-off of the deferred financing costs related to the February 2016 refinancing, interest expense decreased for the quarter ended March 31, 2016 compared with the quarter ended March 31, 2015. The decrease is due to the refinancing of the business’s $80.0 million term loan and $60.0 million revolving credit facility. The new facilities include a reduction in interest rates on the term loan and revolving credit facilities of 0.50% and 0.25%, respectively, compared with the prior facilities. The weighted average interest rate on all outstanding debt facilities, including any interest rate swaps, was 3.41% at March 31, 2016. Cash interest paid totaled $2.6 million and $2.7 million for the quarters ended March 31, 2016 and 2015, respectively.

Income Taxes

The federal taxable income generated by Hawaii Gas is filed as part of our consolidated federal income tax return and is subject to Hawaii state income taxes on a stand-alone basis. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business. For the year ending December 31, 2016, the business expects to pay state income taxes of approximately $1.7 million. The “Provision for income taxes, net of changes in deferred taxes” of $3.0 million for the quarter ended March 31, 2016 in the above table, includes $2.4 million of federal income taxes payable to MIC and $593,000 of state income taxes. Any current federal income taxes payable is expected to be offset in consolidation with the application of MIC’s NOLs.

Maintenance Capital Expenditures

For the quarter ended March 31, 2016, Hawaii Gas incurred maintenance capital expenditures of $1.8 million and $2.6 million on an accrual basis and cash basis, respectively, compared with $1.0 million and $3.4 million on an accrual basis and cash basis, respectively, for the quarter ended March 31, 2015. Maintenance capital expenditures for the periods presented were primarily for transmission line modifications and vehicle replacements. For 2016, the business expects maintenance capital expenditures, net of customer reimbursements, to be weighted more to the first half of the year compared with 2015.

Results of Operations: Corporate and Other

The financial results below reflect Corporate and Other’s performance during the periods below.

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2016	2015
	$	$	$	%
	($ In Thousands) (Unaudited)
Fees to Manager-related party	14,796	165,273	150,477	91.0
Selling, general and administrative expenses	1,455	2,946	1,491	50.6
Operating loss	(16,251)	(168,219)	151,968	90.3
Interest expense, net(1)	(3,405)	(3,243)	(162)	(5.0)
Benefit for income taxes	9,411	67,447	(58,036)	(86.0)
Net loss(2)	(10,245)	(104,015)	93,770	90.2
Reconciliation of net loss to EBITDA excluding non-cash items and cash used in operating activities to Free Cash Flow:
Net loss(2)	(10,245)	(104,015)
Interest expense, net(1)	3,405	3,243
Benefit for income taxes	(9,411)	(67,447)
Fees to Manager-related party	14,796	165,273
Other non-cash expense	188	188
EBITDA excluding non-cash items	(1,267)	(2,758)	1,491	54.1
EBITDA excluding non-cash items	(1,267)	(2,758)
Interest expense, net(1)	(3,405)	(3,243)
Amortization of debt financing costs(1)	612	556
Benefit for income taxes, net of changes in deferred taxes	3,200	129
Changes in working capital	(6,311)	(1,324)
Cash used in operating activities	(7,171)	(6,640)
Changes in working capital	6,311	1,324
Free cash flow	(860)	(5,316)	4,456	83.8

(1)	Interest expense, net, includes non-cash amortization of deferred financing fees.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.

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

	Quarter Ended March 31, 2016
	IMTT(1)	Atlantic Aviation	Contracted Power and Energy(2)	Hawaii Gas	MIC Corporate	Proportionately Combined(3)	Contracted Power and Energy 100%
Gross profit	85,124	111,826	22,498	25,264	N/A	244,712	25,822
EBITDA excluding non-cash items	82,212	59,531	15,015	17,352	(1,267)	172,843	18,147
Free cash flow	64,844	48,889	9,660	10,862	(860)	133,395	11,943

	Quarter Ended March 31, 2015
	IMTT(1)	Atlantic Aviation	Contracted Power and Energy(2)	Hawaii Gas	MIC Corporate	Proportionately Combined(3)	Contracted Power and Energy 100%
Gross profit	84,470	108,115	6,820	24,184	N/A	223,589	9,185
EBITDA excluding non-cash items	78,404	56,259	4,451	16,854	(2,758)	153,210	6,485
Free cash flow	66,184	46,070	1,593	14,150	(5,316)	122,681	2,689

N/A — Not applicable.

(1)	On March 31, 2016, IMTT acquired the remaining 33.3% interest in its Quebec terminal that it did not previously own. IMTT was previously providing management services to this terminal and no operational changes are expected. Prior to the acquisition, IMTT consolidated the results of the Quebec terminal in its financial statements and adjusted for the portion that it did not own through noncontrolling interests. Since the IMTT Acquisition in July 2014 and prior to the acquisition of the noncontrolling interest, MIC reported IMTT’s EBITDA excluding non-cash items and Free Cash Flow including the 33.3% portion of the Quebec terminal. The contribution from the minority interest was not significant. Therefore, there are no changes to our historical EBITDA excluding non-cash items, Free Cash Flow or results generally as a function of acquiring this noncontrolling interest.
(2)	Proportionately combined Free Cash Flow for Contracted Power and Energy is equal to MIC’s controlling ownership interest in its solar and wind power facilities. As of April 1, 2015, Contracted Power and Energy also includes 100% of BEC, a gas-fired power facility.
(3)	Proportionately combined Free Cash Flow is equal to the sum of Free Cash Flow attributable to MIC’s ownership interest in each of its operating businesses and MIC Corporate.

Liquidity and Capital Resources

General

Our primary cash requirements include normal operating expenses, debt service, debt principal payments, payments of dividends and capital expenditures. Our primary source of cash is operating activities, although we may draw on credit facilities for capital expenditures, issue additional shares or sell assets to generate cash.

At March 31, 2016, our consolidated debt outstanding totaled $2,849.6 million, our consolidated cash balances totaled $22.5 million and total available capacity under our revolving credit facilities totaled $1,125.0 million. In April 2016, we paid down $10.0 million on the senior secured revolving credit facility at MIC Corporate resulting in an increase to total available capacity under our revolving credit facilities to $1,135.0 million.

Liquidity and Capital Resources – (continued)

The following table shows MIC’s proportionate ownership interest of debt profile at May 2, 2016 ($ in thousands).

Business	Debt	Weighted Average Remaining Life (in years)	Balance Outstanding(1)	Weighted Average Rate(2)
MIC Corporate		3.2
	Revolving Facility		$10,000	2.19%
	Convertible Senior Notes		349,971	2.88%
IMTT(3)		8.1
	Revolving Facility		20,000	1.94%
	Senior Notes		600,000	3.97%
	Tax-Exempt Bonds		508,975	2.70%
Atlantic Aviation(4)		4.1
	Term Loan		598,963	4.63%
CP&E
	Renewables	14.9	210,503	4.76%
	BEC	6.3	268,500	3.91%
Hawaii Gas		5.6
	Term Loan		80,000	2.39%
	Senior Notes		100,000	4.22%
Total		6.8	$2,746,912	3.74%

(1)	Proportionate to MIC’s ownership interest.
(2)	Reflects annualized interest rate on all facilities including interest rate hedges.
(3)	Excludes loans from prior owners of $17.6 million.
(4)	Excludes $3.9 million of stand-alone debt facilities used to fund construction at certain FBOs.

The following tables shows the profile of each revolving credit facility at our businesses and at MIC Corporate on May 2, 2016 ($ in thousands).

Business	Debt	Remaining Life (in years)	Undrawn Amount	Interest Rate(1)
MIC Corporate	Revolving Facility	3.2	$400,000	LIBOR + 1.750%
IMTT	USD Revolving Facility	4.1	530,000	LIBOR + 1.500%
	CAD Revolving Facility	4.1	50,000	Bankers’ Acceptance Rate + 1.500%
Atlantic Aviation	Revolving Facility	2.1	70,000	LIBOR + 2.500%
CP&E-BEC	Revolving Facility	6.3	25,000	LIBOR + 2.125%
Hawaii Gas	Revolving Facility	4.8	60,000	LIBOR + 1.250%
Total		3.7	$1,135,000

(1)	Excludes commitment fees.

We will, in general, apply available cash to the repayment of revolving debt balances as a means of minimizing interest expense and draw on those facilities to fund growth projects and for general corporate purposes.

Liquidity and Capital Resources – (continued)

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

Analysis of Consolidated Historical Cash Flows from Operations

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2016	2015
($ In Thousands)	$	$	$	%
Cash provided by operating activities	148,566	117,016	31,550	27.0
Cash used in investing activities	(65,698)	(43,074)	(22,624)	(52.5)
Cash used in financing activities	(83,217)	(20,346)	(62,871)	NM

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

Liquidity and Capital Resources – (continued)

The increase in consolidated cash provided by operating activities for the quarter ended March 31, 2016 compared with the quarter ended March 31, 2015 was primarily due to:

•	improved EBITDA excluding non-cash items;
•	contribution from the BEC acquisition; and
•	favorable working capital change due to lower cost of fuel; partially offset by
•	increase in current state taxes; and
•	increase in cash interest expense.

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

The increase in consolidated cash used in investing activities for the quarter ended March 31, 2016 compared with the quarter ended March 31, 2015 was primarily due to the increased capital expenditures at all of our businesses, partially offset by a larger FBO acquisition in the prior comparable period.

Growth Capital Expenditures

We invested $49.4 million and $15.0 million of growth capital expenditures in our existing businesses during the quarters ended March 31, 2016 and 2015, respectively.

We continuously evaluate opportunities to deploy capital in both growth projects and in acquisitions of additional businesses, whether through our existing businesses or in new lines of business. These opportunities may be significant, such as our acquisition of the remaining 50% interest in IMTT, or they may be incremental and not individually significant, such as our acquisitions of BEC and three FBOs in 2015. In aggregate, we currently anticipate deploying between $225.0 million and $250.0 million in these types of activities in 2016.

In addition, we maintain a backlog of projects that we expect to complete in subsequent periods. We consider projects to be a part of our backlog when we have committed to the deployment of capital for the underlying project, and have, where relevant, received all requisite approvals/authorizations for the deployment of such capital. The inclusion of a project in our backlog does not guarantee that the project will commence, be completed or ultimately generate revenue. As of March 31, 2016, our backlog includes, and we anticipate deploying, approximately $200.0 million of growth capital in 2016 and 2017.

We are actively pursuing an expansion of BEC and have entered into certain agreements, including for the acquisition of generating sets, related to that project. As of this date, we have not secured all of the requisite regulatory approvals, although these may be received during 2016. If approved, the construction of an additional 130 megawatt (MW) of electricity generating capacity on land adjacent to BEC would involve the deployment of approximately $130.0 million in growth capital not included in the current backlog. The majority of this deployment would likely occur in 2017.

Liquidity and Capital Resources – (continued)

IMTT currently leases land to a third party on which the third party operates a 171 MW power plant. The lease expires in 2018, and we have notified the third party that we will not be renewing the lease. Following reversion of control of the site to IMTT, MIC anticipates investing substantial capital over the medium term to develop or redevelop the site in a manner that could be an important growth component of the CP&E segment. The majority of any capital deployment in relation to this project(s) would likely occur in 2018 or later.

Financing Activities

The drivers of cash provided by financing activities primarily include new equity issuance and debt issuance related to acquisitions and capital expenditures. The drivers of cash used in financing activities primarily include repayment of debt principal balances on maturing debt and dividends to our shareholders.

The increase in cash used in financing activities for the quarter ended March 31, 2016 compared with the quarter ended March 31, 2015 was primarily due to:

•	absence of an equity offering during 2016, net of offering costs paid;
•	increase in dividends paid to shareholders; and
•	the purchase of the remaining 33.3% interest in IMTT’s Quebec marine terminal that it did not previously own; partially offset by
•	net repayments on debt for the quarter ended March 31, 2015, primarily at IMTT on its revolving credit facility, compared with net borrowings during the quarter ended March 31, 2016 primarily for growth capital expenditures.

IMTT

On May 21, 2015, IMTT refinanced its existing debt, in part, with new senior notes, new revolving credit facilities and redeemed and reissued its portfolio of tax-exempt bonds. In conjunction with the refinancing, Standard and Poor’s and Fitch assigned IMTT an investment grade rating of BBB- with a stable outlook to the notes and the issuer. Concurrent with entering into these new facilities, the business paid $31.4 million in interest rate swap breakage fees associated with the termination of out-of-the-money interest rate swap contracts related to the prior debt facilities.

During the quarter ended March 31, 2016, IMTT borrowed $76.0 million on its revolving credit facility and subsequently repaid $56.0 million in March 2016. At March 31, 2016, IMTT had $1.1 billion of debt outstanding consisting of $600.0 million of senior notes, $509.0 million of tax-exempt bonds, $20.0 million drawn on revolving credit facility and $17.6 million of loans from prior owners. The $20.0 million drawn on the revolving credit facility was used primarily to fund $24.6 million of growth capital expenditures, including an acquisition completed by IMTT during the first quarter of 2016. IMTT has access to $600.0 million of revolving credit facilities, $580.0 million of which remained undrawn at March 31, 2016.

The weighted average interest rate, including interest rate swaps, was 3.39% at March 31, 2016. Cash interest paid during the quarters ended March 31, 2016 and 2015 was $3.5 million and $9.2 million, respectively.

At March 31, 2016, IMTT was in compliance with its financial covenants.

Atlantic Aviation

At March 31, 2016, Atlantic Aviation had total debt outstanding of $602.9 million comprising $599.0 million of senior secured, first lien term loan facilities and $3.9 million of stand-alone debt facilities used to fund construction of certain FBOs. Atlantic Aviation also has access to a $70.0 million senior secured, first lien revolving credit facility which is currently undrawn. The weighted average interest rate on all outstanding debt facilities, including interest rate swaps, was 4.63% at March 31, 2016. Cash interest paid was $6.9 million and $7.2 million for the quarters ended March 31, 2016 and 2015, respectively.

At March 31, 2016, Atlantic Aviation was in compliance with its financial covenants.

Liquidity and Capital Resources – (continued)

CP&E

At March 31, 2016, the CP&E segment had $550.1 million in term loan debt outstanding. The weighted average interest rate on the term loan debt, including interest rate swaps, was 4.323% at March 31, 2016. Cash interest paid during the quarters ended March 31, 2016 and 2015 was $6.2 million and $2.3 million, respectively.

At March 31, 2016, all of the CP&E businesses were in compliance with their respective financial covenants.

BEC

In connection with the BEC acquisition, the business assumed $509.1 million of debt facilities that were fully repaid in July 2015. As part of the repayment, BEC paid $19.2 million in interest rate swap breakage fees associated with the termination of out-of-the-money interest rate swap contracts. In August 2015, BEC entered into new debt agreements and at March 31, 2016, had $268.5 million of term debt outstanding. The interest rate on the term loan facility was LIBOR plus 2.125% at March 31, 2016. The floating rate has been fixed at 1.786% for six years using interest rate swap contracts. BEC also entered into a $25.0 million revolving credit facility that bears interest at LIBOR plus 2.125%. The revolving credit facility remained undrawn at March 31, 2016. Cash interest paid during the quarter ended March 31, 2016 was $2.8 million.

Solar and Wind Power Businesses

On June 3, 2015, the wind power business located in Idaho amended its term loan facility to reduce its cost of borrowings. The margin on the floating interest rate decreased from 2.75% to 1.625% with all other terms remaining substantially unchanged.

At March 31, 2016, the solar and wind power businesses had total debt outstanding of $281.6 million in term loan debt. The weighted average interest rate on these term loan facilities, including interest rate swaps, was 4.717% at March 31, 2016. Cash interest paid during the quarters ended March 31, 2016 and 2015 was $3.4 million and $2.3 million, respectively.

Hawaii Gas

On February 10, 2016, Hawaii Gas completed the refinancing of its existing $80.0 million term loan and $60.0 million revolving credit facility. The new, five-year facilities include a reduction in interest rates on the term loan and revolving credit facilities of 0.50% and 0.25%, respectively, compared with the prior facilities. The $80.0 million term loan bears interest at a variable rate of LIBOR plus an applicable margin between 1.0% to 1.75% and initially set at 1.75%. The variable rate component of the debt is fixed at 0.64% at March 31, 2016 using an existing interest rate swap contract through August 2016 and will be fixed at 0.99% using a new interest rate swap contract for four years thereafter. The revolving credit facility bears interest at a variable rate of LIBOR plus an applicable margin between 1.0% to 1.75% and initially set at 1.25% and will remain unhedged.

At March 31, 2016, Hawaii Gas had total debt outstanding of $180.0 million in term loan and senior secured note borrowings and a revolving credit facility of $60.0 million that remained undrawn. The weighted average interest rate on the outstanding debt facilities, including the interest rate swap, was 3.41% at March 31, 2016. Cash interest paid was $2.6 million and $2.7 million for the quarters ended March 31, 2016 and 2015, respectively.

At March 31, 2016, Hawaii Gas was in compliance with its financial covenants.

MIC Corporate

In January 2016, MIC repaid $7.0 million on the outstanding balance of senior secured revolving credit facility and repaid the remaining balance of $9.0 million in February 2016. On March 30, 2016, MIC borrowed $20.0 million on its senior secured revolving credit facility for general corporate purposes and subsequently repaid $10.0 million in April 2016. The amount drawn bears interest at LIBOR plus 1.75%. The undrawn balance on the senior secured revolving credit facility at March 31, 2016 was $390.0 million. At March 31, 2016, MIC also had $350.0 million in convertible senior notes outstanding that bear interest at 2.875%. Cash interest paid was $5.3 million and $5.4 million for the quarters ended March 31, 2016 and 2015, respectively.

Liquidity and Capital Resources – (continued)

At March 31, 2016, MIC Corporate was in compliance with its financial covenants.

For a description of the material terms and debt covenants of MIC and its businesses, see Note 8, “Long-Term Debt”, in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. For a description of the material terms for Hawaii Gas’ refinanced debt, see Note 6, “Long-Term Debt”, in our consolidated condensed financial statements in Part I of this Form 10-Q.

Commitments and Contingencies

On February 10, 2016, Hawaii Gas completed the refinancing of its existing $80.0 million term loan and $60.0 million revolving credit facility. The new, five-year facilities include a reduction in interest rates on the term loan and revolving credit facilities of 0.50% and 0.25%, respectively, compared with the prior facilities. The $80.0 million term loan bears interest at a variable rate of LIBOR plus an applicable margin between 1.0% to 1.75% and initially set at 1.75%. The variable rate component of the debt is fixed at 0.64% at March 31, 2016 using an existing interest rate swap contract through August 2016 and will be fixed at 0.99% using a new interest rate swap contract for four years thereafter. The revolving credit facility bears interest at a variable rate of LIBOR plus an applicable margin between 1.0% to 1.75% and initially set at 1.25% and will remain unhedged.

Except as noted above, at March 31, 2016, there had been no material changes in our commitments and contingencies compared with our commitments and contingencies at December 31, 2015. At March 31, 2016, we did not have any material purchase obligations. For a discussion of our other future obligations, due by period, under the various contractual obligations, off-balance sheet arrangements and commitments, please see “Liquidity and Capital Resources — Commitments and Contingencies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 23, 2016.

At March 31, 2016, we did not have any material reserves for contingencies. We have other contingencies occurring in the normal course of business, including pending legal and administrative proceedings that are not reflected at this time as they are not ascertainable.

Our sources of cash to meet these obligations include:

•	cash generated from our operations (see “Operating Activities” in “Liquidity and Capital Resources”);
•	issuance of shares or debt securities (see “Financing Activities” in “Liquidity and Capital Resources”);
•	refinancing of our current credit facilities on or before maturity (see “Financing Activities” in “Liquidity and Capital Resources”);
•	cash available from our undrawn credit facilities (see “Financing Activities” in “Liquidity and Capital Resources”); and
•	if advantageous, sale of all or part of any of our businesses (see “Investing Activities” in “Liquidity and Capital Resources”).

Critical Accounting Policies and Estimates

For critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and see Note 2, “Basis of Presentation”, in our Notes to Consolidated Condensed Financial Statements in Part I of this Form 10-Q for recently issued accounting standards. Our critical accounting policies and estimates have not changed materially from the description contained in our Annual Report.

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

Accounting Standards Update (ASU) No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment, permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test, as discussed below. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test.

If an entity concludes that it is more likely than not that the fair value of reporting unit is less than its carrying amount, it needs to perform the two-step impairment test. This requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared with its corresponding carrying value. IMTT, Atlantic Aviation, CP&E and Hawaii Gas are separate reporting units for purposes of this analysis. The impairment test for trademarks, which are not amortized, requires the determination of the fair value of such assets. If the fair value of the trademarks is less than their carrying value, an impairment loss is recognized in an amount equal to the difference. We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and/or intangible assets. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or material negative changes in relationships with significant customers.

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

Critical Accounting Policies and Estimates – (continued)

Significant intangibles, including contract rights, customer relationships, non-compete agreements and technology, are amortized using the straight-line method over the estimated useful lives of the intangible asset after consideration of historical results and anticipated results based on our current plans. With respect to contractual rights at Atlantic Aviation, the useful lives will generally match the remaining lease terms plus extensions under the business’ control.

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

Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Our exposure to market risk has not changed materially since February 23, 2016, the filing date for our Annual Report on Form 10-K.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

On April 1, 2015, we completed the acquisition of the 100% interest in BEC within the CP&E segment. The Company is evaluating changes to processes and other components of internal controls over financial reporting of BEC as part of its ongoing integration activities, and as a result, controls will be periodically changed. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4, “Acquisitions”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have not been any other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS
($ in Thousands, Except Share Data)

	March 31, 2016	December 31, 2015(1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,502	$22,394
Restricted cash	11,732	18,946
Accounts receivable, less allowance for doubtful accounts of $1,612 and $1,690, respectively	92,101	95,597
Inventories	27,570	29,489
Prepaid expenses	17,188	21,690
Other current assets	27,129	28,453
Total current assets	198,222	216,569
Property, equipment, land and leasehold improvements, net	4,128,510	4,116,163
Investment in unconsolidated business	8,908	8,274
Goodwill	2,017,891	2,017,211
Intangible assets, net	920,934	934,892
Other noncurrent assets	8,951	15,695
Total assets	$7,283,416	$7,308,804
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Due to Manager-related party	$72,932	$73,317
Accounts payable	45,192	56,688
Accrued expenses	79,359	78,527
Current portion of long-term debt	43,197	40,099
Fair value of derivative instruments	19,845	19,628
Other current liabilities	37,995	40,531
Total current liabilities	298,520	308,790
Long-term debt, net of current portion	2,761,376	2,746,525
Deferred income taxes	835,486	816,836
Fair value of derivative instruments	37,012	15,698
Tolling agreements – noncurrent	66,206	68,150
Other noncurrent liabilities	147,754	150,363
Total liabilities	4,146,354	4,106,362
Commitments and contingencies	—	—

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS – (continued)
($ in Thousands, Except Share Data)

	March 31, 2016	December 31, 2015(1)
	(Unaudited)
Stockholders’ equity(2):
Common stock ($0.001 par value; 500,000,000 authorized; 80,257,596 shares issued and outstanding at March 31, 2016 and 80,006,744 shares issued and outstanding at December 31, 2015)	$80	$80
Additional paid in capital	2,247,192	2,317,421
Accumulated other comprehensive loss	(25,755)	(23,295)
Retained earnings	758,339	735,984
Total stockholders’ equity	2,979,856	3,030,190
Noncontrolling interests	157,206	172,252
Total equity	3,137,062	3,202,442
Total liabilities and equity	$7,283,416	$7,308,804

(1)	Conformed to current period presentation. See Note 2, “Basis of Presentation”, for Recently Issued Accounting Standards adopted in the quarter ended March 31, 2016.
(2)	See Note 8, “Stockholders’ Equity”, for discussions on preferred stock and special stock.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
($ in Thousands, Except Share and Per Share Data)

	Quarter Ended March 31,
	2016	2015
Revenue
Service revenue	$312,241	$326,002
Product revenue	84,146	72,496
Total revenue	396,387	398,498
Costs and expenses
Cost of services	116,463	133,417
Cost of product sales	33,060	39,127
Selling, general and administrative	72,284	70,653
Fees to Manager-related party	14,796	165,273
Depreciation	53,221	57,422
Amortization of intangibles	17,787	47,971
(Gain) loss on disposal of assets	(414)	545
Total operating expenses	307,197	514,408
Operating income (loss)	89,190	(115,910)
Other income (expense)
Interest income	33	6
Interest expense(1)	(56,895)	(31,521)
Other income, net	3,015	1,577
Net income (loss) before income taxes	35,343	(145,848)
(Provision) benefit for income taxes	(15,167)	55,333
Net income (loss)	$20,176	$(90,515)
Less: net loss attributable to noncontrolling interests	(2,179)	(1,513)
Net income (loss) attributable to MIC	$22,355	$(89,002)
Basic income (loss) per share attributable to MIC	$0.28	$(1.22)
Weighted average number of shares outstanding: basic	80,113,011	73,150,111
Diluted income (loss) per share attributable to MIC	$0.28	$(1.22)
Weighted average number of shares outstanding: diluted	81,171,346	73,150,111
Cash dividends declared per share	$1.20	$1.07

(1)	Interest expense includes losses on derivative instruments of $32.2 million and $12.9 million for the quarters ended March 31, 2016 and 2015, respectively.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
($ in Thousands)

	Quarter Ended March 31,
	2016	2015
Net income (loss)	$20,176	$(90,515)
Other comprehensive income (loss), net of taxes:
Translation adjustment(1)(2)	3,563	(4,051)
Other comprehensive income (loss):	3,563	(4,051)
Comprehensive income (loss)	$23,739	$(94,566)
Less: comprehensive loss attributable to noncontrolling interests(2)	(745)	(3,139)
Comprehensive income (loss) attributable to MIC	$24,484	$(91,427)

(1)	Translation adjustment is presented net of tax expense of $1.5 million and tax benefit of $1.7 million for the quarters ended March 31, 2016 and 2015, respectively.
(2)	On March 31, 2016, IMTT acquired the remaining 33.3% interest in its Quebec terminal that it did not previously own. As part of this transaction, the translation adjustment of $4.6 million, net of taxes, was reclassified from noncontrolling interests to stockholders’ accumulated other comprehensive loss. See Note 8, “Stockholders’ Equity”, for disclosures on accumulated other comprehensive loss.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in Thousands)

	Quarter Ended March 31,
	2016	2015
Operating activities
Net income (loss)	$20,176	$(90,515)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	53,221	57,422
Amortization of intangible assets	17,787	47,971
Amortization of debt financing costs	2,879	1,615
Adjustments to derivative instruments	23,278	2,833
Fees to Manager-related party	14,796	165,273
Deferred taxes	12,661	(56,138)
Other non-cash expense, net	1,293	1,431
Changes in other assets and liabilities, net of acquisitions:
Restricted cash	2,202	669
Accounts receivable	3,910	222
Inventories	1,879	2,087
Prepaid expenses and other current assets	9,352	5,901
Due to Manager-related party	(73)	(88)
Accounts payable and accrued expenses	(13,293)	(18,153)
Income taxes payable	2,753	(853)
Other, net	(4,255)	(2,661)
Net cash provided by operating activities	148,566	117,016
Investing activities
Acquisitions of businesses and investments, net of cash acquired	(3,153)	(18,137)
Purchases of property and equipment	(62,593)	(25,481)
Other, net	48	544
Net cash used in investing activities	(65,698)	(43,074)

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS – (continued)
(Unaudited)
($ in Thousands)

	Quarter Ended March 31,
	2016	2015
Financing activities
Proceeds from long-term debt	$176,000	$29,000
Payment of long-term debt	(159,730)	(452,628)
Proceeds from the issuance of shares	1,093	488,032
Dividends paid to common stockholders	(92,203)	(78,075)
Purchase of noncontrolling interest	(9,909)	—
Distributions paid to noncontrolling interests	(1,824)	(1,000)
Offering and equity raise costs paid	(105)	(15,964)
Debt financing costs paid	(1,119)	—
Change in restricted cash	5,013	11,047
Payment of capital lease obligations	(433)	(758)
Net cash used in financing activities	(83,217)	(20,346)
Effect of exchange rate changes on cash and cash equivalents	457	(298)
Net change in cash and cash equivalents	108	53,298
Cash and cash equivalents, beginning of period	22,394	48,014
Cash and cash equivalents, end of period	$22,502	$101,312
Supplemental disclosures of cash flow information
Non-cash investing and financing activities:
Accrued equity offering costs	$229	$349
Accrued financing costs	$68	$126
Accrued purchases of property and equipment	$19,318	$5,239
Acquisition of equipment through capital leases	$—	$398
Issuance of shares to Manager	$15,108	$15,221
Conversion of convertible senior notes to shares	$4	$2
Distributions payable to noncontrolling interests	$42	$75
Taxes (refund) paid, net	$(253)	$1,657
Interest paid	$25,176	$26,968

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Description of Business

Macquarie Infrastructure Corporation is the successor to Macquarie Infrastructure Company LLC (MIC LLC) pursuant to the conversion (the Conversion) of MIC LLC from a Delaware limited liability company to a Delaware corporation on May 21, 2015. MIC LLC was formed on April 13, 2004. Except as otherwise specified, all references in this Form 10-Q to “MIC” or the “Company” refer (i) from and after the time of the Conversion, to Macquarie Infrastructure Corporation and its subsidiaries and (ii) prior to the Conversion, to the predecessor MIC LLC and its subsidiaries. Except as otherwise specified, all references in this Form 10-Q to “common stock” or “shares” refer (i) from and after the time of the Conversion, to common stock and (ii) prior to the Conversion, LLC interests.

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

The Company owns its businesses through its direct wholly-owned subsidiary MIC Ohana Corporation, the successor to Macquarie Infrastructure Company Inc. pursuant to the Conversion on May 21, 2015. The Company operates and invests in a diversified group of businesses that provide services to other businesses, government agencies and individuals primarily in the U.S. The businesses it owns and operates include:

•	International-Matex Tank Terminals (IMTT): a bulk liquid terminals business which provides bulk liquid storage, handling and other services to third parties at ten marine terminals in the United States and two in Canada;
•	Atlantic Aviation: a provider of fuel, terminal, aircraft hangaring and other services primarily to owners and operators of general aviation (GA) aircraft on 68 airports in the U.S.;
•	Contracted Power and Energy (CP&E) Segment: controlling interests in gas-fired, wind and solar power facilities in the U.S.; and
•	Hawaii Gas: a gas energy company processing and distributing gas and providing related services in Hawaii.

2. Basis of Presentation

The unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The consolidated balance sheet at December 31, 2015 has been derived from audited financial statements but does not include all of the information and notes required by GAAP for complete financial statements. Certain reclassifications were made to the financial statements for the prior period to conform to current period presentation.

The interim financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

2. Basis of Presentation  – (continued)

Annual Report on Form 10-K, as filed with the SEC on February 23, 2016. Operating results for the quarter ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any future interim periods.

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

Recently Issued Accounting Standards

On February 25, 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance (similar to current capital leases) or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require all leases to be recognized on the balance sheet. The guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is allowed. The standard is to be applied using a modified retrospective approach. The Company will evaluate the effect that ASU 2016-02 will have on its consolidated condensed financial statements and related disclosures.

On November 20, 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which modifies the disclosure requirements of deferred tax assets and liabilities on an entity’s statement of financial position. Under this ASU, an entity will classify deferred tax assets and liabilities, as well as any related valuation allowances, as single noncurrent amounts provided that each tax-paying component of the entity is consistent. The guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 for public issuers. Early adoption is allowed. The Company has early adopted this ASU retrospectively and reclassified the deferred income taxes of $23.4 million from current assets to noncurrent liabilities on the consolidated condensed balance sheet at December 31, 2015. Adoption of this standard did not impact the Company’s financial results of operations or cash flows in the current or previous interim and annual reporting periods.

On September 25, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments, which requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The ASU also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The standard must be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU. The Company has adopted this ASU and determined that it did not impact the Company’s financial condition, financial results of operations or cash flows.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

2. Basis of Presentation  – (continued)

On August 12, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the adoption date of ASU No. 2014-09, Revenue from Contracts with Customers, by one calendar year. ASU No. 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. With the deferral, the new standard is effective for the Company on January 1, 2018. Early application is permitted to the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated condensed financial statements and related disclosures.

On July 22, 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation”. The ASU will not apply to inventories that are measured by using either the last-in, first-out (LIFO) method or the retail inventory method. The guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is allowed. The Company does not expect that the adoption of ASU 2015-11 will have a significant impact to its consolidated condensed financial statements.

On April 7, 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments. The guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The standard must be applied retrospectively to all prior periods presented. The Company has adopted this ASU retrospectively and reclassified the unamortized deferred financing costs from noncurrent assets to noncurrent liabilities as a reduction to long-term debt, net of current portion, on the consolidated condensed balance sheets. See Note 6, “Long-Term Debt”, for the adoption of this standard. Adoption of this standard did not impact the Company’s financial results of operations or cash flows in the current or previous interim and annual reporting periods.

On February 18, 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (VIE), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The ASU significantly changes how to evaluate voting rights for entities that are not similar to limited partnerships when determining whether the entity is a VIE, which may affect entities for which the decision making rights are conveyed through a contractual arrangement. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2015. The Company has adopted this ASU and determined that it did not impact the Company’s financial condition, financial results of operations or cash flows.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

3. Income (Loss) per Share

Following is a reconciliation of the basic and diluted income (loss) per share ($ in thousands, except share and per share data):

	Quarter Ended March 31,
	2016	2015
Numerator:
Net income (loss) attributable to MIC	$22,355	$(89,002)
Diluted net income (loss) attributable to MIC	$22,355	$(89,002)
Denominator:
Weighted average number of shares outstanding: basic	80,113,011	73,150,111
Dilutive effect of restricted stock unit grants	8,660	—
Dilutive effect of fees to Manager-related party	1,049,675	—
Weighted average number of shares outstanding: diluted	81,171,346	73,150,111
Income (loss) per share:
Basic income (loss) per share attributable to MIC	$0.28	$(1.22)
Diluted income (loss) per share attributable to MIC	$0.28	$(1.22)

The effect of potentially dilutive shares for the quarter ended March 31, 2016 is calculated assuming that (i) the restricted stock unit grants totaling 8,660 provided to the independent directors on June 18, 2015, which will vest during the second quarter of 2016, had been fully converted to shares on the grant date and (ii) the $67.8 million of the performance fee for the quarter ended June 30, 2015, settlement of which was deferred to July 2016, had been reinvested in shares by the Manager in July 2015. The convertible senior notes that were issued on July 15, 2014 were anti-dilutive for the quarter ended March 31, 2016.

Restricted stock unit grants totaling 12,525 provided to the independent directors on May 21, 2014, which vested during the second quarter of 2015, and 4,127,970 shares related to the convertible senior notes that were issued on July 15, 2014 were anti-dilutive due to the Company’s net loss for the quarter ended March 31, 2015.

The following represents the weighted average potential dilutive shares of common stock that were excluded from the diluted income (loss) per share calculation:

	Quarter Ended March 31,
	2016	2015
Restricted stock unit grants	—	12,525
Convertible senior notes	4,139,250	4,127,970
Total	4,139,250	4,140,495

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

4. Property, Equipment, Land and Leasehold Improvements

Property, equipment, land and leasehold improvements at March 31, 2016 and December 31, 2015 consist of the following ($ in thousands):

	March 31, 2016	December 31, 2015
Land	$299,469	$291,521
Easements	131	131
Buildings	41,189	41,049
Leasehold and land improvements	593,357	590,646
Machinery and equipment	3,491,415	3,455,776
Furniture and fixtures	29,916	29,547
Construction in progress	220,355	203,146
	4,675,832	4,611,816
Less: accumulated depreciation	(547,322)	(495,653)
Property, equipment, land and leasehold improvements, net	$4,128,510	$4,116,163

During the quarter ended March 31, 2015, Atlantic Aviation reassessed the useful lives of its leasehold and land improvements related to leases at certain airports to generally match these useful lives with the remaining lease terms plus extensions under Atlantic Aviation’s control. During the quarter ended March 31, 2015, as a result of this reassessment, the business performed an impairment analysis related to its leasehold and land improvements and recorded a non-cash impairment of $2.8 million, which was included in depreciation expense.

In addition, during the quarter ended March 31, 2015, a non-cash impairment charge of $4.2 million was recorded due to a change in the current lease contract at one of the bases. This amount was included in depreciation expense.

5. Intangible Assets

Intangible assets at March 31, 2016 and December 31, 2015 consist of the following ($ in thousands):

	March 31, 2016	December 31, 2015
Contractual arrangements	$905,028	$901,807
Non-compete agreements	9,665	9,665
Customer relationships	341,070	340,425
Leasehold rights	350	350
Trade names	16,091	16,091
Technology	8,760	8,760
	1,280,964	1,277,098
Less: accumulated amortization	(360,030)	(342,206)
Intangible assets, net	$920,934	$934,892

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

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

5. Intangible Assets  – (continued)

In addition, during the quarter ended March 31, 2015, a non-cash impairment charge of $17.8 million was recorded due to a change in the current lease contract at one of the bases. This amount was included in amortization expense.

The goodwill balance as of March 31, 2016 is comprised of the following ($ in thousands):

Goodwill acquired in business combinations, net of disposals, at December 31, 2015	$2,143,057
Less: accumulated impairment charges	(123,200)
Less: other	(2,646)
Balance at December 31, 2015	2,017,211
Add: goodwill related to 2016 acquisitions	79
Add: other	601
Balance at March 31, 2016	$2,017,891

The Company tests for goodwill impairment at the reporting unit level on an annual basis on October 1st of each year and between annual tests if a triggering event indicates impairment. There were no triggering events indicating impairment for the quarter ended March 31, 2016.

6. Long-Term Debt

At March 31, 2016 and December 31, 2015, the Company’s consolidated long-term debt comprised the following ($ in thousands):

	March 31, 2016	December 31, 2015
IMTT	$1,146,571	$1,127,223
Atlantic Aviation	602,925	604,609
CP&E	550,092	555,486
Hawaii Gas	180,000	180,000
MIC Corporate	369,971	365,975
Total debt	2,849,559	2,833,293
Less: current portion	(43,197)	(40,099)
Long-term portion	2,806,362	2,793,194
Less: unamortized deferred financing costs(1)	(44,986)	(46,669)
Long-term portion less unamortized deferred financing costs	$2,761,376	$2,746,525

(1)	The weighted average remaining life of the deferred financing costs at March 31, 2016 was 6.0 years.

The total undrawn capacity on the revolving credit facilities at IMTT, Atlantic Aviation, CP&E, Hawaii Gas and MIC Corporate was $1.1 billion at March 31, 2016.

MIC Corporate

In January 2016 and February 2016, the Company repaid $7.0 million and $9.0 million, respectively, on the outstanding balance of its senior secured revolving credit facility. On March 30, 2016, the Company drew down $20.0 million for general corporate purposes, of which $10.0 million was subsequently repaid in April 2016. At March 31, 2016, the undrawn portion on the MIC senior secured revolving credit facility was $390.0 million.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

6. Long-Term Debt  – (continued)

IMTT

On March 4, 2016, IMTT drew down $76.0 million on its USD revolving credit facility for general corporate purposes and to fund capital expenditures, of which $56.0 million was subsequently repaid in March 2016. At March 31, 2016, the undrawn portion on the IMTT USD revolving credit facility and CAD revolving credit facility was $530.0 million and $50.0 million, respectively.

Hawaii Gas

On February 10, 2016, Hawaii Gas completed the refinancing of its existing $80.0 million term loan and $60.0 million revolving credit facility. The new, five-year facilities include a reduction in interest rates on the term loan and revolving credit facility of 0.50% and 0.25%, respectively, compared with the prior facilities. The $80.0 million term loan bears interest at a variable rate of LIBOR plus an applicable margin between 1.0% to 1.75% and initially set at 1.75%. The variable rate component of the debt is fixed at 0.64% at March 31, 2016 using an existing interest rate swap contract through August 2016 and will be fixed at 0.99% using a new interest rate swap contract for four years thereafter. The revolving credit facility bears interest at a variable rate of LIBOR plus an applicable margin between 1.0% to 1.75% and initially set at 1.25% and will remain unhedged.

The key terms of the term loan and the revolving credit facility at March 31, 2016 are summarized in the table below.

Facility Terms	Holding Company Debt	Operating Company Debt
Borrowers	HGC Holdings LLC (HGC)	The Gas Company, LLC (TGC)
Facilities	$80.0 million term loan (fully drawn at March 31, 2016)	$60.0 million revolver credit facility (undrawn at March 31, 2016)
Maturity	February 2021, subject to two 1-year extensions at borrower’s option	February 2021, subject to two 1-year extensions at borrower’s option
Amortization	Payable at maturity	Revolving, payable at maturity
Interest Rate	LIBOR plus 1.75% or Base Rate: 0.75% above the greater of the prime rate or the federal funds rate plus 0.5%	LIBOR plus 1.25% or Base Rate: 0.25% above the greater of the prime rate or the federal funds rate plus 0.5%
Commitment Fees	—	0.225% on the undrawn portion
Collateral	First lien on all assets of HGC and its subsidiaries	First lien on all assets of TGC and its subsidiaries

7. Derivative Instruments and Hedging Activities

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

At March 31, 2016, the Company had $2.8 billion of current and long-term debt, of which $1.6 billion was economically hedged with interest rate contracts, $1.2 billion was fixed rate debt and $40.0 million was unhedged. The Company does not use hedge accounting. All movements in the fair value of the interest rate swaps are recorded directly through earnings.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7. Derivative Instruments and Hedging Activities  – (continued)

In February 2016, in conjunction with the refinancing, as discussed in Note 6, “Long-Term Debt”, Hawaii Gas entered into a new interest rate swap contract for an $80.0 million notional that will take effect on August 8, 2016, upon the maturity of the existing interest rate swap, and expire on February 8, 2020. This new interest rate swap will fix the interest rate on the $80.0 million term loan at 2.74%. At March 31, 2016, the interest rate on the $80.0 million term loan was fixed at 2.39%.

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

The Company’s fair value measurements of its derivative instruments and the related location of the assets and liabilities within the consolidated condensed balance sheets at March 31, 2016 and December 31, 2015 were as follows ($ in thousands):

	Assets (Liabilities) at Fair Value(1)
Balance Sheet Location	March 31, 2016	December 31, 2015
Fair value of derivative instruments – other noncurrent assets(2)	$62	$1,810
Total derivative contracts – assets(2)	$62	$1,810
Fair value of derivative instruments – current liabilities(2)(3)	$(19,845)	$(19,628)
Fair value of derivative instruments – noncurrent liabilities(2)(3)	(37,012)	(15,698)
Total derivative contracts – liabilities(2)(3)	$(56,857)	$(35,326)

(1)	Fair value measurements at reporting date were made using significant other observable inputs (level 2).
(2)	Derivative contracts include interest rate swaps.
(3)	Derivative contracts include commodity hedges.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7. Derivative Instruments and Hedging Activities  – (continued)

The Company’s hedging activities for the quarters ended March 31, 2016 and 2015 and the related location within the consolidated condensed statements of operations were as follows ($ in thousands):

	Amount of (Loss) Gain Recognized in Consolidated Condensed Statements of Operations for the Quarter Ended March 31,
Financial Statement Account	2016	2015
Interest expense – interest rate swaps	$(32,224)	$(12,919)
Cost of product sales – commodity swaps	2,306	(18)
Total	$(29,918)	$(12,937)

All of the Company’s derivative instruments are collateralized by the assets of the respective businesses.

8. Stockholders’ Equity

Classes of Stock

The Company is authorized to issue (i) 500,000,000 shares of common stock, par value $0.001 per share, (ii) 100 shares of special stock, par value $0.001 per share and (iii) 100,000,000 shares of preferred stock, par value $0.001 per share. At March 31, 2016, the Company had 80,257,596 shares of common stock issued and outstanding and 100 shares of special stock issued and outstanding. There was no preferred stock issued or outstanding at March 31, 2016. Each outstanding share of common stock of the Company is entitled to one vote on any matter with respect to which holders of shares are entitled to vote.

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

Shelf Registration Statement Renewal

On April 5, 2016, the Company filed an automatic shelf registration statement on Form S-3 (shelf) with the SEC to issue and sell an indeterminate amount of its common stock, preferred stock and debt securities in one or more future offerings.

At the Market (ATM) Program

On June 24, 2015, the Company entered into an equity distribution agreement providing for the sale by the Company, from time to time, of shares of its common stock having an aggregate gross offering price of up to $400.0 million. Sales of shares may be made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering, which includes sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange. Under the terms of the equity distribution agreement, the Company may also sell shares to any sales agent as principal for its own account. The Company is under no obligation to sell shares under the ATM Program. Through March 31, 2016, the Company sold 37,000 shares of common stock pursuant to the agreement for net proceeds of $3.0 million (after commissions and fees).

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

8. Stockholders’ Equity  – (continued)

MIC Direct

The Company maintains a dividend reinvestment/direct stock purchase program, named “MIC Direct”, that allows for the issuance of up to 1.0 million additional shares to participants in this program. At March 31, 2016, 958,436 shares remained unissued under MIC Direct. The Company may also choose to fill requests for reinvestment of dividends or share purchases through MIC Direct via open market purchases.

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

Accumulated Other Comprehensive Loss

The following represents the changes and balances to the components of accumulated other comprehensive loss for the quarters ended March 31, 2016 and 2015 ($ in thousands):

	Post-Retirement Benefit Plans, net of taxes	Translation Adjustment, net of taxes(1)	Total Accumulated Other Comprehensive Loss, net of taxes	Noncontrolling Interests	Total Stockholders’ Accumulated Other Comprehensive Loss, net of taxes
Balance at December 31, 2014	$(18,837)	$(4,859)	$(23,696)	$2,146	$(21,550)
Translation adjustment	—	(4,051)	(4,051)	1,626	(2,425)
Balance at March 31, 2015	$(18,837)	$(8,910)	$(27,747)	$3,772	$(23,975)
Balance at December 31, 2015	$(14,788)	$(14,530)	$(29,318)	$6,023	$(23,295)
Translation adjustment	—	3,563	3,563	(1,434)	2,129
Purchase of noncontrolling interest(2)	—	—	—	(4,589)	(4,589)
Balance at March 31, 2016	$(14,788)	$(10,967)	$(25,755)	$—	$(25,755)

(1)	Translation adjustment is presented net of tax expense of $1.5 million and tax benefit of $1.7 million for the quarters ended March 31, 2016 and 2015, respectively.
(2)	On March 31, 2016, IMTT acquired the remaining 33.3% interest in its Quebec terminal that it did not previously own. As part of this transaction, the translation adjustment of $4.6 million, net of taxes, was reclassified from noncontrolling interests to stockholders’ accumulated other comprehensive loss.

9. Reportable Segments

At March 31, 2016, the Company’s businesses consist of four reportable segments: IMTT, Atlantic Aviation, CP&E and Hawaii Gas.

IMTT

IMTT provides bulk liquid terminal and handling services in North America through ten terminals located in the United States, one terminal in Quebec, Canada and one partially owned terminal in Newfoundland, Canada. IMTT derives the majority of its revenue from storage and handling of petroleum products, various chemicals, renewable fuels, and vegetable and animal oils. Based on storage capacity, IMTT operates one of the largest third-party bulk liquid terminals businesses in the United States. Revenue from IMTT is included in service revenue.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Reportable Segments  – (continued)

Atlantic Aviation

Atlantic Aviation derives the majority of its revenues from fuel delivery services and from other airport services, including de-icing and aircraft hanger rental. All of the revenue of Atlantic Aviation is generated at airports in the U.S. At March 31, 2016, the business operates on 68 airports. Revenue from Atlantic Aviation is included in service revenue.

CP&E

The CP&E business segment derives revenue from solar, wind and gas-fired power facilities. Revenues from the solar, wind and gas-fired power facilities are included in product revenue. As of March 31, 2016, the Company has controlling interests in six utility-scale solar photovoltaic power facilities, two wind power facilities and a gas-fired power facility that are located in the United States.

The solar and wind power facilities that are operational at March 31, 2016 have an aggregate generating capacity of 260 megawatt (MW) of wholesale electricity to utilities. These facilities sell substantially all of the electricity generated, subject to agreed upon pricing formulas, to electric utilities pursuant to long-term (typically 20 – 25 years) power purchase agreements (PPAs). These projects are held in LLCs, and are treated as partnerships for income tax purposes, with co-investors. The acquisition price on these projects can vary depending on, among other things, factors such as the size of the project, PPA terms, eligibility for tax incentives, debt package, operating cost structure and development stage. A completed project takes out all of the construction risk, testing and costs associated with construction contracts.

The Company has certain rights to make decisions over the management and operations of these solar and wind power facilities. The Company has determined that it is appropriate to consolidate these projects, with the co-investors’ interest reflected as “noncontrolling interests” in the consolidated condensed financial statements.

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

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Reportable Segments  – (continued)

All of the business segments are managed separately and management has chosen to organize the Company around the distinct products and services offered. Selected information by segment is presented in the following tables.

Revenue from external customers for the Company’s consolidated reportable segments was as follows ($ in thousands):

	Quarter Ended March 31, 2016
	IMTT	Atlantic Aviation	Contracted Power and Energy	Hawaii Gas	Intersegment Revenue	Total Reportable Segments
Service revenue	$135,425	$177,988	$—	$—	$(1,172)	$312,241
Product revenue	—	—	30,179	53,967	—	84,146
Total revenue	$135,425	$177,988	$30,179	$53,967	$(1,172)	$396,387

	Quarter Ended March 31, 2015
	IMTT	Atlantic Aviation	Contracted Power and Energy	Hawaii Gas	Total Reportable Segments
Service revenue	$138,061	$187,941	$—	$—	$326,002
Product revenue	—	—	11,832	60,664	72,496
Total revenue	$138,061	$187,941	$11,832	$60,664	$398,498

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

	Quarter Ended March 31, 2016
	IMTT	Atlantic Aviation	Contracted Power and Energy	Hawaii Gas	Total Reportable Segments
Net income (loss)	$16,158	$14,358	$(6,985)	$9,069	$32,600
Interest expense, net	19,871	13,314	17,848	2,424	53,457
Provision (benefit) for income taxes	11,229	9,742	(2,304)	5,911	24,578
Depreciation	29,865	8,373	12,739	2,244	53,221
Amortization of intangibles	2,756	13,818	1,107	106	17,787
Other non-cash expense (income)	2,333	(74)	(4,258)	(2,402)	(4,401)
EBITDA excluding non-cash items	$82,212	$59,531	$18,147	$17,352	$177,242

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Reportable Segments  – (continued)

	Quarter Ended March 31, 2015
	IMTT	Atlantic Aviation	Contracted Power and Energy	Hawaii Gas	Total Reportable Segments
Net income (loss)	$20,274	$(10,577)	$(3,539)	$8,855	$15,013
Interest expense, net	6,906	13,085	6,338	1,943	28,272
Provision (benefit) for income taxes	14,089	(6,689)	(818)	5,532	12,114
Depreciation	33,115	14,999	7,266	2,042	57,422
Amortization of intangibles	2,764	44,716	179	312	47,971
Other non-cash expense (income)	1,256	725	(2,941)	(1,830)	(2,790)
EBITDA excluding non-cash items	$78,404	$56,259	$6,485	$16,854	$158,002

Reconciliations of total reportable segments’ EBITDA excluding non-cash items to consolidated net income (loss) before income taxes were as follows ($ in thousands):

	Quarter Ended March 31,
	2016	2015
Total reportable segments EBITDA excluding non-cash items	$177,242	$158,002
Interest income	33	6
Interest expense	(56,895)	(31,521)
Depreciation	(53,221)	(57,422)
Amortization of intangibles	(17,787)	(47,971)
Selling, general and administrative expenses - Corporate and Other	(1,455)	(2,946)
Fees to Manager-related party	(14,796)	(165,273)
Other income, net	2,222	1,277
Total consolidated net income (loss) before income taxes	$35,343	$(145,848)

Capital expenditures for the Company’s reportable segments were as follows ($ in thousands):

	Quarter Ended March 31,
	2016	2015
IMTT	$23,408	$11,869
Atlantic Aviation	21,271	8,223
Contracted Power and Energy	5,840	—
Hawaii Gas	12,074	5,389
Total	$62,593	$25,481

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Reportable Segments  – (continued)

Property, equipment, land and leasehold improvements, net, goodwill and total assets for the Company’s reportable segments were as follows ($ in thousands):

	Property, Equipment, Land and Leasehold Improvements, net		Goodwill		Total Assets
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015(1)
IMTT	$2,232,091	$2,238,654	$1,411,269	$1,410,668	$3,977,694	$4,000,079
Atlantic Aviation	404,456	390,188	464,801	464,722	1,506,657	1,502,512
Contracted Power and Energy	1,270,082	1,274,557	21,628	21,628	1,396,693	1,411,233
Hawaii Gas	221,881	212,764	120,193	120,193	393,032	386,080
Total	$4,128,510	$4,116,163	$2,017,891	$2,017,211	$7,274,076	$7,299,904

(1)	Conformed to current period presentation. See Note 2, “Basis of Presentation”, for Recently Issued Accounting Standards adopted in the quarter ended March 31, 2016.

Reconciliations of reportable segments’ total assets to consolidated total assets were as follows ($ in thousands):

	March 31, 2016	December 31, 2015(1)
Total assets of reportable segments	$7,274,076	$7,299,904
Corporate and other	9,340	8,900
Total consolidated assets	$7,283,416	$7,308,804

(1)	Conformed to current period presentation. See Note 2, “Basis of Presentation”, for Recently Issued Accounting Standards adopted in the quarter ended March 31, 2016.

10. Related Party Transactions

Management Services

At March 31, 2016 and December 31, 2015, the Manager held 5,739,552 shares and 5,506,369 shares, respectively, of the Company. Pursuant to the terms of the management services agreement (Management Agreement), the Manager may sell these shares at any time. Under the Management Agreement, the Manager, at its option, may reinvest performance fees and base management fees in shares of the Company.

Since January 1, 2015, the Company paid the Manager cash dividends on shares held for the following periods:

Declared	Period Covered	$ per Share	Record Date	Payable Date	Cash Paid to Manager (in thousands)
April 28, 2016	First quarter 2016	$1.20	May 12, 2016	May 17, 2016	$(1)
February 18, 2016	Fourth quarter 2015	$1.15	March 3, 2016	March 8, 2016	$6,510
October 29, 2015	Third quarter 2015	$1.13	November 13, 2015	November 18, 2015	$6,052
July 30, 2015	Second quarter 2015	$1.11	August 13, 2015	August 18, 2015	$5,693
April 30, 2015	First quarter 2015	$1.07	May 14, 2015	May 19, 2015	$7,281
February 17, 2015	Fourth quarter 2014	$1.02	March 2, 2015	March 5, 2015	$4,905

(1)	The amount of dividend payable to the Manager for the first quarter of 2016 will be determined on May 12, 2016, the record date.

MACQUARIE INFRASTRUCTURE CORPORATION

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

In accordance with the Management Agreement, the Manager is entitled to a monthly base management fee based primarily on the Company’s market capitalization, and potentially a quarterly performance fee, based on the total shareholder return relative to a U.S. utilities index. For the quarters ended March 31, 2016 and 2015, the Company incurred base management fees of $14.8 million and $16.5 million, respectively. For the quarter ended March 31, 2015, the Company incurred a performance fee of $148.7 million. For the quarter ended March 31, 2016, the Manager did not earn a performance fee. In accordance with the Third Amended and Restated Management Service Agreement, unless the Manager changes its current election, base management fees and performance fees, if any, are reinvested in additional shares of MIC.

The unpaid portion of the base management fees and performance fees, if any, at the end of each reporting period is included in “Due to Manager-related party” in the consolidated condensed balance sheets. The following table shows the Manager’s reinvestment of its base management fees and performance fees, if any, in shares, except as noted:

Period	Base Management Fee Amount ($ in thousands)	Performance Fee Amount ($ in thousands)	Shares Issued
2016 Activity:
First quarter 2016	$14,796	$—	234,179	(1)
2015 Activities:
Fourth quarter 2015	$17,009	$—	227,733
Third quarter 2015	18,118	—	226,914
Second quarter 2015	18,918	135,641	223,827	(2)
First quarter 2015	16,545	148,728	2,068,038

(1)	The Manager elected to reinvest all of the monthly base management fees for the first quarter of 2016 in shares. The Company issued 234,179 shares for the quarter ended March 31, 2016, including 78,015 shares that were issued in April 2016 for the March 2016 monthly base management fee.
(2)	In July 2015, the Board requested, and the Manager agreed, that $67.8 million of the performance fee for the quarter ended June 30, 2015 be settled in cash in July 2015 to minimize dilution. The remaining $67.8 million obligation was deferred until July 2016.

The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its base management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries, income taxes, audit and legal fees, acquisitions and dispositions and its compliance with applicable laws and regulations. During the quarters ended March 31, 2016 and 2015, the Manager charged the Company $71,000 and $88,000, respectively, for reimbursement of out-of-pocket expenses. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in “Due to Manager-related party” in the consolidated condensed balance sheets.

MACQUARIE INFRASTRUCTURE CORPORATION

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

On June 24, 2015, the Company commenced the ATM program where the Company may offer and sell shares of its common stock, par value $0.001 per share, from time to time having an aggregate gross offering price of up to $400.0 million. These sales, if any, will be made pursuant to the terms of an equity distribution agreement entered into between the Company and the sales agents, with MCUSA being one of the sales agents. Under the terms of the equity distribution agreement, the Company may also sell shares to any sales agent as principal for its own account at a price agreed upon at the time of the sale. For the quarter ended March 31, 2016, the Company did not engage MCUSA for such activities.

In March 2015, the Company completed underwritten public offering of 6,109,375 shares. In this offering, MCUSA served as a joint book-running manager and an underwriter and received $2.3 million from the Company for such services.

Long-Term Debt

Atlantic Aviation’s $70.0 million revolving credit facility is provided by various financial institutions, including MBL which provides $15.7 million. At March 31, 2016 and December 31, 2015, the revolving credit facility remained undrawn. For the quarters ended March 31, 2016 and 2015, Atlantic Aviation incurred and paid $29,000 and $28,000, respectively, in commitment fees related to MBL’s portion of the revolving credit facility.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Related Party Transactions  – (continued)

During 2015, the Company increased the aggregate commitments under its senior secured revolving credit facility at the holding company from $250.0 million to $410.0 million with all terms remaining the same. MIHI LLC’s commitment of $50.0 million out of the total commitment remained unchanged. For the quarters ended March 31, 2016 and 2015, the Company incurred $34,000 for both periods in commitment fees related to MIHI LLC’s portion of the MIC senior secured revolving credit facility. For the quarter ended March 31, 2016, the Company also paid $6,000 in interest related to MIHI LLC’s portion of the amounts drawn on the MIC senior secured revolving credit facility. The Company had $35,000 payable in accrued interest at March 31, 2016 and December 31, 2015, in the consolidated condensed balance sheets related to the commitment fees and interest expense.

Other Transactions

Macquarie, through the Macquarie Insurance Facility (MIF), has an aggregated insurance buying program. By combining the insurance premiums of Macquarie owned and managed funds, MIF has been able to deliver very competitive terms to businesses that participate in the facility. MIF earns a commission from the insurers. No payments were made to MIF by the Company during the quarters ended March 31, 2016 and 2015. During the quarter ended March 31, 2016, the Company renewed its Directors and Officers liability insurance utilizing several of the MIF insurers.

IMTT, Atlantic Aviation, CP&E and Hawaii Gas purchase and renew property and casualty insurance coverage on an ongoing basis from insurance underwriters who then pay commissions to MIF. For the quarters ended March 31, 2016 and 2015, no payments were made directly to MIF for property and casualty insurance.

During 2015, Hawaii Gas appointed an independent director who is the chief executive officer of one of its syndicate of lenders on its $80.0 million term loan debt facility and its $60.0 million revolving credit facility, which were refinanced in February 2016. Of the $80.0 million term loan debt facility and the $60.0 million revolving credit facility, the portion committed by this lender changed from the original $11.4 million and $8.6 million, respectively, to $8.6 million and $6.4 million, respectively. As part of the refinancing, Hawaii Gas paid $32,000 in deferred financing fees to this lender during the quarter ended March 31, 2016. For the quarter ended March 31, 2016, the business incurred $60,000 of interest expense on the $80.0 million term loan debt facility and $4,000 of commitment fees on the $60.0 million revolving credit facility. The business had $11,000 payable to this lender for accrued interest at March 31, 2016. In addition, Hawaii Gas held $100,000 in cash with this bank at March 31, 2016 and December 31, 2015.

Macquarie Energy North America Trading, Inc. (MENAT), an indirect subsidiary of Macquarie Group Limited, entered into contracts with IMTT to lease a total of 154,000 barrels of capacity during the quarter ended June 30, 2015, of which the contract for 56,000 barrels expired within the same quarter. During the quarter ended March 31, 2016, MENAT entered into additional contracts with IMTT to lease an additional 823,000 barrels of capacity. At March 31, 2016, a total capacity of 921,000 barrels were leased to MENAT. The revenue recognized pursuant to these agreements during the quarter ended March 31, 2016 was $1.2 million. At March 31, 2016, IMTT had $44,000 recorded in accounts receivable in the consolidated condensed balance sheet.

During the quarter ended March 31, 2015, Macquarie Capital Markets Canada Ltd, an indirect subsidiary of Macquarie Group Limited, used Atlantic Aviation’s charter jet business and incurred $18,000 for this service. This amount was subsequently collected by Atlantic Aviation.

Atlantic Aviation entered into a copiers lease agreement with Macquarie Equipment Finance (MEF), an indirect subsidiary of Macquarie Group Limited. For the quarter ended March 31, 2015, Atlantic Aviation incurred and paid $2,000 in lease expense on these copiers. As of March 31, 2015, the contract with MEF expired and there were no amounts due to MEF.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Related Party Transactions  – (continued)

Hawaii Gas entered into licensing agreements with Utility Service Partners, Inc. and America’s Water Heater Rentals, LLC, both indirect subsidiaries of Macquarie Group Limited, to enable these entities to offer products and services to Hawaii Gas’s customer base. No payments were made under these arrangements during the quarters ended March 31, 2016 and 2015.

In addition, the Company and several of its subsidiaries have entered into a licensing agreement with the Macquarie Group related to the use of the Macquarie name and trademark. The Macquarie Group does not charge the Company any fees for this license.

11. Income Taxes

The Company expects to incur federal consolidated taxable income for the year ending December 31, 2016, which will be fully offset by the Company’s net operating loss (NOL) carryforwards. The Company believes that it will be able to utilize all of its federal prior year NOLs, which will begin to expire after 2021 and completely expire after 2035. During the quarter ended March 31, 2016, the Company recorded an increase of approximately $550,000 to the valuation allowance attributable to certain state NOLs.

12. Legal Proceedings and Contingencies

The Company and its subsidiaries are subject to legal proceedings arising in the ordinary course of business. In management’s opinion, the Company has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions, and does not believe the outcome of any pending legal proceedings will be material to the Company’s financial position or result of operations.

13. Subsequent Events

Dividend

On April 28, 2016, the Board of Directors declared a dividend of $1.20 per share for the quarter ended March 31, 2016, which is expected to be paid on May 17, 2016 to holders of record on May 12, 2016.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

There have been no changes to legal proceedings set forth under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 23, 2016.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 23, 2016.

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

MACQUARIE INFRASTRUCTURE CORPORATION (Registrant)
Dated: May 2, 2016	By: /s/ James Hooke Name: James Hooke Title: Chief Executive Officer
Dated: May 2, 2016	By: /s/ Liam Stewart Name: Liam Stewart Title: Chief Financial Officer

EXHIBIT INDEX

Number	Description
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2015).
3.2	Amended and Restated Bylaws of the Registrant, dated as of February 18, 2016 (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 23, 2016).
10.1*†	Credit Agreement, dated as of February 10, 2016, among HGC Holdings LLC, Wells Fargo Bank N.A., as administrative agent, and the lenders party thereto.
10.2*†	Credit Agreement, dated as of February 10, 2016, among The Gas Company LLC, Wells Fargo Bank N.A., as administrative agent, and the lenders party thereto.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
101.0*	The following materials from the Quarterly Report on Form 10-Q of Macquarie Infrastructure Corporation for the quarter ended March 31, 2016, filed on May 2, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets as of March 31, 2016 (Unaudited) and December 31, 2015, (ii) the Consolidated Condensed Statements of Operations for the quarters ended March 31, 2016 and 2015 (Unaudited), (iii) the Consolidated Condensed Statements of Comprehensive Income (Loss) for the quarters ended March 31, 2016 and 2015 (Unaudited), (iv) the Consolidated Condensed Statements of Cash Flows for the quarters ended March 31, 2016 and 2015 (Unaudited) and (v) the Notes to Consolidated Condensed Financial Statements (Unaudited).

*	Filed herewith.
**	Furnished herewith.
†	The Registrant does not deem this agreement material pursuant to Regulation S-K Item 601(b)(10).

E-1