Form 10-Q
period 2016-06-30
Macquarie Infrastructure Corp
filed 2016-08-01
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

There were 81,525,895 shares of common stock, with $0.001 par value, outstanding at August 1, 2016.

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

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, this quarterly report on Form 10-Q (Quarterly Report) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements may appear throughout this Quarterly Report, including without limitation, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. We use words such as “believe”, “intend”, “expect”, “anticipate”, “plan”, “may”, “will”, “should”, “estimate”, “potential”, “project” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the risks identified in our Annual Report on Form 10-K for the year ended December 31, 2015, and in other reports we file from time to time with the Securities and Exchange Commission (SEC).

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

We own and operate a diversified group of businesses that provide services to other businesses, government agencies and individuals primarily in the U.S. The businesses we own and operate include:

•	International-Matex Tank Terminals (IMTT): a bulk liquid terminals business providing bulk liquid storage, handling and other services to third parties at ten marine terminals in the United States and two in Canada;
•	Atlantic Aviation: a provider of fuel, terminal, aircraft hangaring and other services primarily to owners and operators of general aviation (GA) aircraft on 69 airports in the U.S.;
•	Contracted Power and Energy (CP&E) Segment: ownership of gas-fired and controlling interests in wind and solar power facilities in the U.S.; and
•	Hawaii Gas: a gas energy company processing and distributing gas and providing related services in Hawaii.

Our businesses generally operate in sectors with barriers to entry including high initial development and construction costs, long-term contracts or the requirement to obtain government approvals and a lack of immediate cost-effective alternatives to the services provided. Overall they tend to generate sustainable, stable and growing cash flows over the long term.

Overview

In addition to our results under U.S. GAAP, we use certain non-GAAP measures to assess the performance and prospects of our businesses.

In analyzing the financial performance of our businesses, we focus primarily on cash generation and Free Cash Flow in particular. We believe investors use Free Cash Flow as a measure of our ability to sustain and potentially increase our quarterly cash dividend.

In addition, we measure EBITDA excluding non-cash items, a component of Free Cash Flow, as it reflects our businesses’ ability to effectively manage the volume of products sold or services provided, the margin earned on those transactions and the management of operating expenses independent of the capitalization and tax attributes of those businesses.

We also use proportionately combined financial metrics, which reflects our ownership interest in each of our businesses and MIC Corporate. We use these measures to assess the amount of cash generated in proportion to our ownership interests in our businesses.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Consolidated — Free Cash Flow, Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Proportionately Combined Metrics” for further information on our calculation of Free Cash Flow, EBITDA excluding non-cash items and our proportionately combined metrics in Part I of this Form 10-Q.

At IMTT, we focus on providing bulk liquid storage for customers who place a premium on ease of access and operational flexibility. The substantial majority of IMTT’s revenue is generated pursuant to “take-or-pay” contracts providing access to storage tank capacity and ancillary services.

At Atlantic Aviation, our focus is on attracting and maintaining relationships with GA aircraft owners and pilots and encouraging them to purchase fuel and other services from our fixed base operations (FBOs). Atlantic Aviation’s revenue is correlated with the number of GA flight movements in the U.S. and the business’ ability to service a portion of the aircraft involved in those operations.

The businesses that comprise our CP&E segment generate revenue by producing and selling electric power pursuant primarily to long-dated power purchase agreements (PPAs) and tolling agreements with creditworthy off-takers.

At Hawaii Gas, we focus on the provision of gas services to commercial, residential and governmental customers throughout the islands of Hawaii and seek to grow by increasing the number of customers served, the volume of gas sold and the margins achieved on gas sales. Hawaii Gas actively markets its products and services in an effort to develop new customers throughout Hawaii.

Dividends

Since January 1, 2015, MIC has paid or declared the following dividends:

Declared	Period Covered	$ per Share	Record Date	Payable Date
July 28, 2016	Second quarter 2016	$1.25	August 11, 2016	August 16, 2016
April 28, 2016	First quarter 2016	$1.20	May 12, 2016	May 17, 2016
February 18, 2016	Fourth quarter 2015	$1.15	March 3, 2016	March 8, 2016
October 29, 2015	Third quarter 2015	$1.13	November 13, 2015	November 18, 2015
July 30, 2015	Second quarter 2015	$1.11	August 13, 2015	August 18, 2015
April 30, 2015	First quarter 2015	$1.07	May 14, 2015	May 19, 2015
February 17, 2015	Fourth quarter 2014	$1.02	March 2, 2015	March 5, 2015

We currently intend to maintain, and where possible, increase our quarterly cash dividend to our shareholders. The MIC Board has authorized a quarterly cash dividend of $1.25 per share for the quarter ended June 30, 2016, or a 4.2% increase over the dividend for the quarter ended March 31, 2016 and 12.6% increase over the dividend for the quarter ended June 30, 2015. In determining whether to adjust the amount of our quarterly dividend, our Board will take into account such matters as the state of the capital markets and general business conditions, the Company’s financial condition, results of operations, capital requirements, capital opportunities and any contractual, legal and regulatory restrictions on the payment of dividends by the Company to its shareholders or by its subsidiaries to the Company, and any other factors that it deems relevant, subject to maintaining a prudent level of reserves and without creating undue volatility in the amount of such dividends where possible. Moreover, the Company’s senior secured credit facility and the debt commitments at our businesses contain restrictions that may limit the Company’s ability to pay dividends. Although historically we have declared cash dividends on our shares, any or all of these or other factors could result in the modification of our dividend policy, or the reduction, modification or elimination of our dividend in the future.

Over the long term, we believe we will distribute between 75% and 85% of the Free Cash Flow generated by our businesses as a cash dividend. We define Free Cash Flow as EBITDA excluding non-cash items, as defined below, less cash paid for interest, taxes and pension contributions and maintenance capital expenditures, which includes principal repayments on capital lease obligations used to fund maintenance capital expenditures. For the avoidance of doubt, base management fees and performance fees, if any, are excluded from the calculation of Free Cash Flow whether paid in cash or stock.

Results of Operations

Consolidated

Key Factors Affecting Operating Results for the Quarter:

•	an absence of performance fees incurred in 2015;
•	an improved gross profit from the operating businesses; and
•	a decrease in selling, general and administrative expenses.

Our consolidated results of operations are as follows:

	Quarter Ended June 30,		Change Favorable/(Unfavorable)		Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2016	2015	$	%	2016	2015	$	%
	($ In Thousands, Except Share and Per Share Data) (Unaudited)
Revenue
Service revenue	$306,221	$327,809	(21,588)	(6.6)	$618,462	$653,811	(35,349)	(5.4)
Product revenue	91,358	95,880	(4,522)	(4.7)	175,504	168,376	7,128	4.2
Total revenue	397,579	423,689	(26,110)	(6.2)	793,966	822,187	(28,221)	(3.4)
Costs and expenses
Cost of services(1)	120,857	148,417	27,560	18.6	237,320	281,834	44,514	15.8
Cost of product sales(1)	35,018	45,247	10,229	22.6	68,078	84,374	16,296	19.3
Gross profit	241,704	230,025	11,679	5.1	488,568	455,979	32,589	7.1
Selling, general and administrative	72,430	81,064	8,634	10.7	144,714	151,717	7,003	4.6
Fees to Manager-related party	16,392	154,559	138,167	89.4	31,188	319,832	288,644	90.2
Depreciation	59,662	51,801	(7,861)	(15.2)	112,883	109,223	(3,660)	(3.4)
Amortization of intangibles	16,713	17,902	1,189	6.6	34,500	65,873	31,373	47.6
Total operating expenses	165,197	305,326	140,129	45.9	323,285	646,645	323,360	50.0
Operating income (loss)	76,507	(75,301)	151,808	NM	165,283	(190,666)	355,949	186.7
Other income (expense)
Interest income	25	7	18	NM	58	13	45	NM
Interest expense(2)	(39,502)	(22,342)	(17,160)	(76.8)	(96,397)	(53,863)	(42,534)	(79.0)
Other income, net	271	588	(317)	(53.9)	3,700	1,620	2,080	128.4
Net income (loss) before income taxes	37,301	(97,048)	134,349	138.4	72,644	(242,896)	315,540	129.9
(Provision) benefit for income taxes	(16,220)	33,531	(49,751)	(148.4)	(31,387)	88,864	(120,251)	(135.3)
Net income (loss)	$21,081	$(63,517)	84,598	133.2	$41,257	$(154,032)	195,289	126.8
Less: net income (loss) attributable to noncontrolling interests	1,889	(421)	(2,310)	NM	(290)	(1,934)	(1,644)	(85.0)
Net income (loss) attributable to MIC	$19,192	$(63,096)	82,288	130.4	$41,547	$(152,098)	193,645	127.3
Basic income (loss) per share attributable to MIC	$0.24	$(0.80)	1.04	130.0	$0.52	$(2.00)	2.52	126.0
Weighted average number of shares outstanding: basic	80,369,575	79,246,069	1,123,506	1.4	80,241,293	76,214,929	4,026,364	5.3

NM — Not meaningful

(1)	Cost of services and cost of product sales exclude depreciation.
(2)	Interest expense includes losses on derivative instruments of $14.9 million and $46.7 million for the quarter and six months ended June 30, 2016, respectively. For the quarter and six months ended June 30, 2015, interest expense includes gains on derivative instruments of $3.5 million and losses on derivative instruments of $8.9 million, respectively.

Results of Operations: Consolidated – (continued)

Gross Profit

Consolidated gross profit increased for the quarter and six months ended June 30, 2016 compared with the quarter and six months ended June 30, 2015 primarily reflecting improved results at Atlantic Aviation and Hawaii Gas. In addition, consolidated gross profit increased for the six months ended June 30, 2016 due to the contribution from the acquisition of Bayonne Energy Center (BEC) and improved wind and solar resources at the renewable portion of our CP&E business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased for the quarter and six months ended June 30, 2016 compared with the quarter and six months ended June 30, 2015 primarily as a result of the absence of transaction costs related to the BEC acquisition and costs associated with the Conversion. This decrease was partially offset by incremental selling, general and administrative expenses associated with BEC, costs associated with acquired FBOs and higher salaries and benefit costs at Atlantic Aviation.

Fees to Manager

Our Manager is entitled to a monthly base management fee based primarily on our market capitalization, and potentially a quarterly performance fee, based on the total shareholder return relative to a U.S. utilities index. For the quarter and six months ended June 30, 2016, we incurred base management fees of $16.4 million and $31.2 million, respectively, and no performance fees. For the quarter and six months ended June 30, 2015, we incurred base management fees of $18.9 million and $35.5 million, respectively, and performance fees of $135.6 million and $284.4 million, respectively. In accordance with the Third Amended and Restated Management Service Agreement, unless our Manager changes its current election, base management fees and performance fees, if any, are reinvested in additional shares of MIC.

The unpaid portion of the base management fees and performance fees, if any, at the end of each reporting period is included in “Due to Manager-related party” in the consolidated condensed balance sheets. The following table shows our Manager’s reinvestment of its base management fees and performance fees, if any, in shares, except as noted:

Period	Base Management Fee Amount ($ in thousands)	Performance Fee Amount ($ in thousands)	Shares Issued
2016 Activities:
Second quarter 2016	$16,392	$—	232,835	(1)
First quarter 2016	14,796	—	234,179
2015 Activities:
Fourth quarter 2015	$17,009	$—	227,733
Third quarter 2015	18,118	—	226,914
Second quarter 2015	18,918	135,641	1,167,873	(2)
First quarter 2015	16,545	148,728	2,068,038

(1)	Our Manager elected to reinvest all of the monthly base management fees for the second quarter of 2016 in shares. We issued 232,835 shares for the quarter ended June 30, 2016, including 77,440 shares that were issued on August 1, 2016 for the June 2016 monthly base management fee.
(2)	In July 2015, our Board requested, and our Manager agreed, that $67.8 million of the performance fee for the quarter ended June 30, 2015 be settled in cash in July 2015 to minimize dilution. The remaining $67.8 million obligation was settled and reinvested in 944,046 shares by our Manager on August 1, 2016 using the June 2016 monthly volume weighted average share price of $71.84.

Results of Operations: Consolidated – (continued)

Depreciation

Depreciation expense increased for the quarter and six months ended June 30, 2016 compared with the quarter and six months ended June 30, 2015 primarily due to the depreciation associated with FBOs acquired at Atlantic Aviation and tank replacements at IMTT. The increase in depreciation expense for the six months ended June 30, 2016 compared with the six months ended June 30, 2015 is also attributable to the depreciation associated with BEC, partially offset by the absence of non-cash impairments at Atlantic Aviation.

Amortization of Intangibles

Amortization of intangibles decreased for the six months ended June 30, 2016 compared with the six months ended June 30, 2015 primarily due to the absence of non-cash impairments at Atlantic Aviation recorded during the first quarter of 2015, partially offset by the incremental amortization of intangibles associated with BEC.

Interest Expense and (Losses) Gains on Derivative Instruments

Interest expense includes losses on derivative instruments of $14.9 million and $46.7 million for the quarter and six months ended June 30, 2016, respectively, compared with gains on derivative instruments of $3.5 million and losses on derivative instruments of $8.9 million for the quarter and six months ended June 30, 2015, respectively. Gains and losses on derivatives recorded in interest expense are attributable to the change in fair value of interest rate hedging instruments. For the six months ended June 30, 2016, interest expense also included the non-cash write-off of deferred financing costs at Hawaii Gas related to the refinancing of its $80.0 million term loan debt and its $60.0 million revolving credit facility.

Excluding the derivative adjustments and deferred financing cost write-offs, interest expense decreased for the quarter and six months ended June 30, 2016 compared with the quarter and six months ended June 30, 2015 primarily due to the lower interest rate and average debt balance at BEC, partially offset by the higher average debt balances at both IMTT and MIC Corporate.

As part of the refinancing of the IMTT debt in May 2015, IMTT paid $31.4 million in interest rate swap breakage fees related to the termination of out-of-the-money interest rate swap contracts related to prior debt facilities. See further discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

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

The change from income tax benefit for the quarter and six months ended June 30, 2015 to income tax expense for the quarter and six months ended June 30, 2016 is primarily due to the absence of any tax benefit in 2016 associated with the performance fees incurred during the first half of 2015. The change in tax rate from a benefit of 36.6% for the six months ended June 30, 2015 to a tax expense of 43.2% for the six months ended June 30, 2016 was primarily attributable to the impact of the performance fee on taxable income for 2015.

For 2016, we expect any consolidated federal income tax liability to be fully offset by our net operating loss (NOL) carryforwards. We believe that we will be able to use all of our federal prior year NOLs. Our federal NOL balance at December 31, 2015 was $426.2 million. As a result of having federal NOL carryforwards, together with planned tax strategies, we do not expect to make regular federal tax payments until the second half of 2019. For the year ending December 31, 2016, we expect to report taxable income of approximately $75.0 million and pay approximately $600,000 in Alternative Minimum Tax.

Results of Operations: Consolidated – (continued)

For 2016, we expect to pay state income taxes of approximately $9.7 million. In calculating our consolidated state income tax provision, we have provided a valuation allowance for certain state income tax NOL carryforwards, the use of which is uncertain.

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

Free Cash Flow, Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Proportionately Combined Metrics

In addition to our results under U.S. GAAP, we use certain non-GAAP measures to assess the performance and prospects of our businesses.

In analyzing the financial performance of our businesses, we focus primarily on cash generation and Free Cash Flow in particular. We believe investors use Free Cash Flow as a measure of the Company’s ability to sustain and potentially increase our quarterly cash dividend.

In addition, we measure EBITDA excluding non-cash items, a component of Free Cash Flow, as it reflects our businesses’ ability to effectively manage the volume of products sold or services provided, the margin earned on those transactions and the management of operating expenses independent of the capitalization and tax attributes of those businesses.

We also use proportionately combined financial metrics, which reflects our ownership interest in each of our businesses and MIC Corporate. We use these measures to assess the amount of cash generated in proportion to our ownership interests in our businesses. Given our varied ownership levels in some of our businesses, principally in the CP&E segment, together with our obligations to report the results of these businesses on a consolidated basis, management believes that GAAP measures such as net income (loss) do not fully reflect all of the items it considers in assessing the amount of cash generated based on its ownership interest in its businesses. We note that the proportionately combined metrics used may be calculated in a different manner by other companies and may limit their usefulness as a comparative measure. Therefore, proportionately combined metrics should be used as a supplemental measure to help understand our financial performance and not in lieu of our financial results reported under GAAP.

We define Free Cash Flow as EBITDA excluding non-cash items less cash paid for interest, taxes, pension contributions, and maintenance capital expenditures, including principal repayments on capital lease obligations used to fund maintenance capital expenditures. Thus, we view Free Cash Flow and EBITDA excluding non-cash items as key performance indicators with respect to the ongoing performance of our businesses and our ability to generate cash, in part in support of our dividend. In this Quarterly Report on Form 10-Q, we have disclosed Free Cash Flow on a consolidated basis and for each of our operating segments and MIC Corporate.

We define EBITDA excluding non-cash items as net income (loss) or earnings — the most comparable GAAP measure — before interest, taxes, depreciation and amortization and non-cash items including impairments, unrealized derivative gains and losses and adjustments for other non-cash items reflected in the statements of operations. EBITDA excluding non-cash items also excludes base management fees and performance fees, if any, whether paid in cash or stock.

We believe that both Free Cash Flow and EBITDA excluding non-cash items support a more complete understanding of the business factors and economic trends reflected in the financial performance of our businesses than would otherwise be achieved using GAAP results alone. Specifically, both Free Cash Flow and EBITDA excluding non-cash items reflect the ability of our businesses to generate cash on an ongoing basis. Our businesses can be characterized as owners of high-value, long-lived assets which tend to generate

Results of Operations: Consolidated – (continued)

Free Cash Flow in excess of GAAP net income as a result of: (i) non-cash depreciation, amortization and impairment charges; (ii) our ability to defer all or a portion of current federal income taxes; (iii) non-cash unrealized gains or losses on derivative instruments; and, (iv) various other non-cash items such as pension expense, amortization of tolling liabilities and gains (losses) on disposal of assets. The non-cash pension expense primarily consists of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses. In addition, management uses Free Cash Flow as a measure of our ability to sustain and potentially increase our quarterly cash dividend. We believe that external consumers of our financial statements, including investors and research analysts, use this metric to assess our performance and as an indicator of our success in generating a cash return on investment.

We do not consider Free Cash Flow to be a measure of liquidity because it does not fully reflect our ability to deploy generated cash for discretionary spending. It does not take into consideration required payments on indebtedness and other fixed obligations or the other cash items that are excluded when calculating Free Cash Flow. We note that Free Cash Flow may be calculated differently by other companies thereby limiting its usefulness as a comparative measure. Free Cash Flow should be used as a supplemental measure to help understand our financial performance and not in lieu of our financial results reported under GAAP.

Classification of Maintenance Capital Expenditures and Growth Capital Expenditures

We categorize capital expenditures as either maintenance capital expenditures or growth capital expenditures. As neither maintenance capital expenditure nor growth capital expenditure is a GAAP term, we have adopted a framework to categorize specific capital expenditures. In broad terms, maintenance capital expenditures primarily maintain our businesses at current levels of operations, capability, profitability or cash flow, while growth capital expenditures primarily provide new or enhanced levels of operations, capability, profitability or cash flow. We consider a number of factors to determine whether a specific capital expenditure will be classified as maintenance or growth.

In some cases, specific capital expenditures contain characteristics of both maintenance and growth capital expenditures. We do not bifurcate specific capital expenditures into growth and maintenance components. Each discrete capital expenditure is considered within the above framework and the entire capital expenditure is classified as either maintenance or growth.

A reconciliation of net income (loss) to EBITDA excluding non-cash items and EBITDA excluding non-cash items to Free Cash Flow, on a consolidated basis, is provided below, and similar reconciliations for each of our operating businesses and MIC Corporate follow:

	Quarter Ended June 30,		Change Favorable/(Unfavorable)		Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2016	2015	$	%	2016	2015	$	%
	($ In Thousands) (Unaudited)
Net income (loss)	$21,081	$(63,517)			$41,257	$(154,032)
Interest expense, net(1)	39,477	22,335			96,339	53,850
Provision (benefit) for income taxes	16,220	(33,531)			31,387	(88,864)
Depreciation	59,662	51,801			112,883	109,223
Amortization of intangibles	16,713	17,902			34,500	65,873
Fees to Manager-related party(2)	16,392	154,559			31,188	319,832
Other non-cash (income) expense, net(3)	(2,761)	2,433			(4,795)	1,344
EBITDA excluding non-cash items	$166,784	$151,982	14,802	9.7	$342,759	$307,226	35,533	11.6
EBITDA excluding non-cash items	$166,784	$151,982			$342,759	$307,226
Interest expense, net(1)	(39,477)	(22,335)			(96,339)	(53,850)
Adjustments to derivative instruments recorded in interest expense(1)	9,866	(12,387)			36,471	(7,034)
Amortization of debt financing costs(1)	2,370	2,951			5,249	4,566
Interest rate swap breakage fees	—	(31,385)			—	(31,385)
Provision/benefit for income taxes, net of changes in deferred taxes	(1,662)	357			(4,168)	(448)
Maintenance capital expenditures	(9,840)	(11,390)			(20,253)	(17,505)
Free cash flow	$128,041	$77,793	50,248	64.6	$263,719	$201,570	62,149	30.8

Results of Operations: Consolidated – (continued)

(1)	Interest expense, net, includes adjustment to derivative instruments and non-cash amortization of deferred financing fees. Interest expense also included a non-cash write-off of deferred financing fees related to the February 2016 refinancing at Hawaii Gas for the six months ended June 30, 2016 and a non-cash write-off of deferred financing costs related to the May 2015 refinancing at IMTT for the quarter and six months ended June 30, 2015.
(2)	In July 2015, our Board requested, and our Manager agreed, that $67.8 million of the performance fee for the quarter ended June 30, 2015 be settled in cash in July 2015 to minimize dilution. The remaining $67.8 million obligation was settled and reinvested in 944,046 shares by our Manager on August 1, 2016 using the June 2016 monthly volume weighted average share price of $71.84.
(3)	Other non-cash (income) expense, net, primarily includes non-cash pension expense, amortization of tolling liabilities, unrealized gains (losses) on commodity hedges and non-cash gains (losses) related to disposal of assets.

Reconciliation from Consolidated Free Cash Flow to Proportionately Combined Free Cash Flow

The following table is a reconciliation from Free Cash Flow on a consolidated basis to Free Cash Flow on a proportionately combined basis (in proportion to our interests). See “Results of Operations —  Consolidated” above for a reconciliation of Free Cash Flow — Consolidated basis to net income (loss), the most comparable GAAP measure. See “Results of Operations” below for each of our segments for a reconciliation of Free Cash Flow for each segment to net income (loss) for such segment.

	Quarter Ended June 30,		Change Favorable/(Unfavorable)		Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2016	2015	$	%	2016	2015	$	%
	($ In Thousands) (Unaudited)
Free Cash Flow – Consolidated basis	$128,041	$77,793	50,248	64.6	$263,719	$201,570	62,149	30.8
100% of CP&E Free Cash Flow included in consolidated Free Cash Flow	(17,871)	(4,341)			(29,814)	(7,030)
MIC’s share of CP&E Free Cash Flow	16,147	2,863			25,807	4,456
Free Cash Flow – Proportionately Combined basis	$126,317	$76,315	50,002	65.5	$259,712	$198,996	60,716	30.5

Results of Operations: IMTT

Key Factors Affecting Operating Results for the Quarter:

•	an increase in gross profit primarily due to:
•	a decrease in cost of services;
•	an increase in heating gross profit; and
•	an increase in revenue from firm commitments; partially offset by
•	a decline in gross profit from spill response activities.

Results of Operations: IMTT – (continued)

	Quarter Ended June 30,		Change Favorable/(Unfavorable)		Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2016	2015			2016	2015
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Revenues	128,218	142,384	(14,166)	(9.9)	263,643	280,445	(16,802)	(6.0)
Cost of services(1)	46,459	61,052	14,593	23.9	96,760	114,643	17,883	15.6
Gross profit	81,759	81,332	427	0.5	166,883	165,802	1,081	0.7
General and administrative expenses	7,790	8,302	512	6.2	15,964	16,006	42	0.3
Depreciation and amortization	35,282	31,673	(3,609)	(11.4)	67,903	67,552	(351)	(0.5)
Operating income	38,687	41,357	(2,670)	(6.5)	83,016	82,244	772	0.9
Interest expense, net(2)	(13,764)	(6,263)	(7,501)	(119.8)	(33,635)	(13,169)	(20,466)	(155.4)
Other income, net	464	769	(305)	(39.7)	3,452	1,401	2,051	146.4
Provision for income taxes	(10,409)	(14,659)	4,250	29.0	(21,638)	(28,748)	7,110	24.7
Net income(3)	14,978	21,204	(6,226)	(29.4)	31,195	41,728	(10,533)	(25.2)
Less: net income attributable to noncontrolling interests	—	108	108	100.0	59	358	299	83.5
Net income attributable to MIC(3)	14,978	21,096	(6,118)	(29.0)	31,136	41,370	(10,234)	(24.7)
Reconciliation of net income to EBITDA excluding non-cash items and Free Cash Flow:
Net income(3)	14,978	21,204			31,195	41,728
Interest expense, net(2)	13,764	6,263			33,635	13,169
Provision for income taxes	10,409	14,659			21,638	28,748
Depreciation and amortization	35,282	31,673			67,903	67,552
Other non-cash expense, net(4)	1,946	1,849			4,220	2,855
EBITDA excluding non-cash items	76,379	75,648	731	1.0	158,591	154,052	4,539	2.9
EBITDA excluding non-cash items	76,379	75,648			158,591	154,052
Interest expense, net(2)	(13,764)	(6,263)			(33,635)	(13,169)
Adjustments to derivative instruments recorded in interest expense(2)	3,546	(3,955)			13,156	(6,334)
Amortization of debt financing costs(2)	411	1,416			831	1,529
Interest rate swap breakage fees	—	(31,385)			—	(31,385)
Provision for income taxes, net of changes in deferred taxes	(937)	473			(2,167)	(104)
Maintenance capital expenditures	(6,942)	(6,043)			(13,239)	(8,514)
Free cash flow	58,693	29,891	28,802	96.4	123,537	96,075	27,462	28.6

(1)	Cost of services excludes depreciation.
(2)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees. For the quarter and six months ended June 30, 2015, interest expense also includes non-cash write-off of deferred financing costs related to the May 2015 refinancing.
(3)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.
(4)	Other non-cash expense, net, primarily includes non-cash adjustments related to pension expense and non-cash gains (losses) related to disposal of assets.

Revenue

IMTT generates the majority of its revenue from contracts typically comprising a fixed monthly charge (that escalates annually with inflation) for access to or use of its infrastructure. We refer to revenue generated from such contracts or fixed charges as firm commitments. Firm commitments are generally of medium term duration and at the end of the second quarter in 2016, had a revenue weighted average remaining life of approximately two and half years.

Results of Operations: IMTT – (continued)

For the quarter and six months ended June 30, 2016, total revenue decreased by $14.2 million and $16.8 million, respectively, compared to the quarter and six months ended June 30, 2015, primarily as a result of: a reduced level of spill response activity on the part of IMTT’s subsidiary OMI Environmental Solutions (OMI); a decrease in rail services revenue principally in connection with the reduction in demand for Canadian crude oil in the U.S.; and a reduction in heating revenue attributable to the warmer weather in the first quarter of 2016. Revenue at OMI for the quarter and six months ended June 30, 2016 compared with the quarter and six months ended June 30, 2015 declined by an amount greater than the overall decrease in revenue. These reductions in total revenue were partially offset by an increase in revenue from firm commitments primarily attributable to higher utilization rates and an increase in ancillary services in both the quarter and six months ended June 30, 2016 compared with the quarter and six months ended June 30, 2015. In addition, in the quarter ended June 30, 2016 compared to the quarter ended June 30, 2015, heating revenue increased. Revenue from firm commitments comprised 84.2% of total revenue in the quarter ended June 30, 2016.

Consistent with strong demand patterns across petroleum product storage markets, capacity utilization was higher than historically normal levels at 96.3% and 96.2% for the quarter and six months ended June 30, 2016, respectively, compared with 94.5% and 94.8% for the quarter and six months ended June 30, 2015, respectively. The business expects utilization rates to revert to historical levels of 94% to 96% in the medium term.

Costs (Cost of Services and General and Administrative Expenses)

Costs were 21.8% and 13.7% lower in the quarter and six months ended June 30, 2016 compared with the quarter and six months ended June 30, 2015, respectively. The reduction in costs was primarily the result of lower costs associated with OMI as a result of lower level of spill related activity, lower fuel costs, improved cost controls and the continued realization of efficiencies following the acquisition of the remaining 50% interest in IMTT in 2014 (IMTT Acquisition).

Depreciation and Amortization

Depreciation and amortization expense increased for the quarter and six months ended June 30, 2016 compared with the quarter and six months ended June 30, 2015 primarily due to tank replacements.

Interest Expense, net

Interest expense includes losses on derivative instruments of $4.6 million and $15.4 million for the quarter and six months ended June 30, 2016, respectively, compared with gains on derivative instruments of $811,000 and losses on derivative instruments of $1.3 million for the quarter and six months ended June 30, 2015, respectively. Excluding the derivative adjustments, interest expense increased for the quarter and six months ended June 30, 2016 compared with the quarter and six months ended June 30, 2015 due to a higher average debt balance partially offset by lower interest rates. The weighted average interest rate on all outstanding debt facilities, including interest rate swaps, was 3.39% at June 30, 2016.

Cash interest paid totaled $16.0 million and $19.5 million for the quarter and six months ended June 30, 2016, respectively, compared with $6.3 million and $15.5 million for the quarter and six months ended June 30, 2015, respectively. Cash interest paid was higher for both the quarter and six months ended June 30, 2016 primarily due to a higher average debt balance. In addition, cash interest paid was higher for the quarter ended June 30, 2016 compared with the quarter ended June 30, 2015 due to the timing of interest payments on the senior notes, which are paid semi-annually.

As part of the refinancing of its debt in May 2015, IMTT paid $31.4 million in interest rate swap breakage fees related to the termination of out-of-the-money interest rate swap contracts related to prior debt facilities. See further discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

Results of Operations: IMTT – (continued)

Other Income, net

IMTT and its customers maintain insurance against the loss of use or damage to IMTT’s facilities. The business incurred losses in connection with damage done to various docks in Bayonne and Gretna. Insurance recoveries of approximately $2.5 million were recorded during the first quarter of 2016.

Income Taxes

The federal taxable income generated by IMTT is reported as part of our consolidated federal tax return. The business files state income tax returns in the states in which it operates. For 2016, the business expects to pay state income taxes of approximately $4.7 million. The “Provision for income taxes, net of changes in deferred taxes” of $2.2 million for the six months ended June 30, 2016 in the above table includes $1.8 million of state income taxes and $403,000 of federal income taxes payable to MIC. Any current federal income taxes payable is expected to be offset in consolidation with the application of MIC’s NOLs.

The significant difference between IMTT’s book and federal taxable income relates to depreciation of terminalling fixed assets. For book purposes, these fixed assets are depreciated primarily over 15 to 30 years using the straight-line method of depreciation. For federal income tax purposes, these fixed assets are depreciated primarily over 5 to 15 years using accelerated methods. Most terminalling fixed assets placed in service between 2012 through 2015 qualified for the federal 50% bonus tax depreciation. A significant portion of Louisiana terminalling fixed assets constructed after Hurricane Katrina were financed with Gulf Opportunity Zone Bonds (GO Zone Bonds). GO Zone Bond financed assets are depreciated, for tax purposes, primarily over 9 to 20 years using the straight-line depreciation method, and do not qualify for bonus depreciation. Most of the states in which the business operates do not allow the use of 50% bonus tax depreciation. However, Louisiana allows the use of 50% bonus depreciation except for assets financed with GO Zone Bonds.

Maintenance Capital Expenditures

For the six months ended June 30, 2016, IMTT incurred maintenance capital expenditures of $13.2 million and $15.0 million on an accrual basis and cash basis, respectively, compared with $8.5 million and $6.9 million on an accrual basis and cash basis, respectively, for the six months ended June 30, 2015. The increase in maintenance capital expenditures for the six months ended June 30, 2016 was a result of lower spending in the first half of 2015 as IMTT was implementing processes and procedures around cost controls and maintenance capital expenditure planning. IMTT anticipates deploying between $30.0 million and $35.0 million in maintenance capital expenditures for full year 2016.

Other Matters

A portion of the labor force at IMTT’s Bayonne, NJ facility is unionized. The collective bargaining agreement under which the unionized employees have been working was originally scheduled to expire on June 20, 2016. Negotiation of a new agreement is underway and the expiration of the current contract has been extended through August 20, 2016 to facilitate additional discussions between IMTT management and the union representatives. The business has commenced implementation of contingency plans in the event of work stoppage/job action.

Results of Operations: Atlantic Aviation

Key Factors Affecting Operating Results for the Quarter:

•	an increase in same store gross profit; and
•	contribution from acquired FBOs; partially offset by;
•	higher selling, general and administrative expenses.

Results of Operations: Atlantic Aviation – (continued)

	Quarter Ended June 30,		Change Favorable/(Unfavorable)		Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2016	2015			2016	2015
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Revenues	179,218	185,425	(6,207)	(3.3)	357,206	373,366	(16,160)	(4.3)
Cost of services(1)	74,440	87,365	12,925	14.8	140,602	167,191	26,589	15.9
Gross profit	104,778	98,060	6,718	6.9	216,604	206,175	10,429	5.1
Selling, general and administrative expenses	51,381	50,037	(1,344)	(2.7)	103,992	102,046	(1,946)	(1.9)
Depreciation and amortization	24,702	21,810	(2,892)	(13.3)	46,893	81,525	34,632	42.5
Operating income	28,695	26,213	2,482	9.5	65,719	22,604	43,115	190.7
Interest expense, net(2)	(8,924)	(5,605)	(3,319)	(59.2)	(22,238)	(18,690)	(3,548)	(19.0)
Other (expense) income, net	(49)	(65)	16	24.6	341	(637)	978	153.5
Provision for income taxes	(7,973)	(8,275)	302	3.6	(17,715)	(1,586)	(16,129)	NM
Net income(3)	11,749	12,268	(519)	(4.2)	26,107	1,691	24,416	NM
Reconciliation of net income to EBITDA excluding non-cash items and Free Cash Flow:
Net income(3)	11,749	12,268			26,107	1,691
Interest expense, net(2)	8,924	5,605			22,238	18,690
Provision for income taxes	7,973	8,275			17,715	1,586
Depreciation and amortization	24,702	21,810			46,893	81,525
Other non-cash expense, net(4)	356	748			282	1,473
EBITDA excluding non-cash items	53,704	48,706	4,998	10.3	113,235	104,965	8,270	7.9
EBITDA excluding non-cash items	53,704	48,706			113,235	104,965
Interest expense, net(2)	(8,924)	(5,605)			(22,238)	(18,690)
Adjustments to derivative instruments recorded in interest expense(2)	1,179	(2,485)			6,787	2,581
Amortization of debt financing costs(2)	905	806			1,705	1,614
Provision for income taxes, net of changes in deferred taxes	(910)	(278)			(2,362)	(633)
Maintenance capital expenditures	(1,457)	(3,558)			(3,741)	(6,181)
Free cash flow	44,497	37,586	6,911	18.4	93,386	83,656	9,730	11.6

NM — Not meaningful

(1)	Cost of services excludes depreciation.
(2)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.
(3)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.
(4)	Other non-cash expense, net, primarily includes non-cash gains (losses) related to disposal of assets.

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

Revenue and gross profit are driven by the volume of fuel sold and the dollar-based margin/fee per gallon on those sales. Despite an increase in the volume of fuel sold, revenues decreased in the quarter and six months ended June 30, 2016 compared with the quarter and six months ended June 30, 2015 as a result of a significant decline in the wholesale cost of fuel. However, the decline in the cost of fuel more than offset the reduction in revenue. In the six months ended June 30, 2016, the increase in gross profit was partially offset by lower deicing gross profit due to relatively warmer winter weather.

Our presentation of same store results in the current and prior comparable periods reflects contributions from FBOs that have been in operation for the same full months in each period, but excludes the costs of acquiring, integrating or disposing of FBOs. On a same store basis, gross profit increased 4.8% and 4.5% in the quarter and six months ended June 30, 2016, respectively, compared with the quarter and six months ended June 30, 2015 driven by an increase in fuel gross profit, other services and hangar rentals.

Atlantic Aviation seeks to extend FBO leases prior to their maturity to improve our visibility into the cash generating capacity of these assets. Atlantic Aviation calculates the weighted average lease life based on EBITDA excluding non-cash items in the prior calendar year adjusted for the impact of acquisitions/dispositions. At June 30, 2016, the weighted average lease life increased to 19.5 years compared with 18.4 years at June 30, 2015, notwithstanding the passage of one year, as a result of successful extension and acquisition of leaseholds.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased in the quarter and six months ended June 30, 2016 compared with the quarter and six months ended June 30, 2015 primarily due to costs associated with acquired FBOs and higher salaries and benefit costs. On a same store basis, costs were 1.4% and 2.3% higher in the quarter and six months ended June 30, 2016, respectively, compared with the quarter and six months ended June 30, 2015.

Depreciation and Amortization

Depreciation and amortization expense increased for quarter ended June 30, 2016 compared with quarter ended June 30, 2015 due to depreciation associated with FBOs acquired. Depreciation and amortization expense decreased for the six months ended June 30, 2016 compared with the six months ended June 30, 2015 primarily as a result of the absence of non-cash impairment. The non-cash impairments incurred during the first quarter of 2015 were attributable to the reassessment of the useful lives of contractual arrangements and leasehold and land improvements related to leases at certain airports and change in the lease contract at one of the bases.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $3.3 million and $11.0 million for the quarter and six months ended June 30, 2016, respectively, compared with gains on derivative instruments of $371,000 and losses on derivative instruments of $6.8 million for the quarter and six months ended June 30, 2015, respectively. Excluding the derivative adjustments, interest expense decreased for the quarter and six months ended June 30, 2016 compared with the quarter and six months ended June 30, 2015 due to lower average debt balances. The weighted average interest rate on all outstanding debt facilities, including interest rate swaps, was 4.63% at June 30, 2016. Cash interest paid was $6.8 million and $13.7 million for the quarter and six months ended June 30, 2016, respectively, compared with $7.2 million and $14.4 million for the quarter and six months ended June 30, 2015, respectively.

Results of Operations: Atlantic Aviation – (continued)

Income Taxes

The federal taxable income generated by Atlantic Aviation is reported as part of our consolidated federal income tax return. The business files state income tax returns in the states in which it operates. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business.

For 2016, the business expects to pay state income taxes of approximately $3.3 million. The “Provision for income taxes, net of changes in deferred taxes” of $2.4 million for the six months ended June 30, 2016 in the above table includes $1.5 million of state income taxes and $881,000 of federal income taxes payable to MIC. Any current federal income taxes payable is expected to be offset in consolidation with the application of MIC’s NOLs.

Maintenance Capital Expenditures

For the six months ended June 30, 2016, Atlantic Aviation incurred maintenance capital expenditures of $3.7 million and $4.0 million on an accrual basis and cash basis, respectively, compared with $6.2 million and $6.4 million on an accrual basis and cash basis, respectively, for the quarter and six months ended June 30, 2015. Maintenance capital expenditures for the periods presented were primarily to fund replacement of equipment at existing locations.

Results of Operations: Contracted Power and Energy

Key Factors Affecting Operating Results for the Quarter:

•	an absence of acquisition costs related to BEC; and
•	an increase in revenue and gross profit from improved solar and wind output.

	Quarter Ended June 30,		Change Favorable/(Unfavorable)		Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2016	2015			2016	2015
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Revenues	38,300	36,121	2,179	6.0	68,479	47,953	20,526	42.8
Cost of product sales(1)	5,794	5,136	(658)	(12.8)	10,151	7,783	(2,368)	(30.4)
Gross profit	32,506	30,985	1,521	4.9	58,328	40,170	18,158	45.2
Selling, general and administrative expenses	6,547	14,170	7,623	53.8	12,507	16,808	4,301	25.6
Depreciation and amortization	13,847	13,854	7	0.1	27,693	21,299	(6,394)	(30.0)
Operating income	12,112	2,961	9,151	NM	18,128	2,063	16,065	NM
Interest expense, net(2)	(11,002)	(4,945)	(6,057)	(122.5)	(28,850)	(11,283)	(17,567)	(155.7)
Other income	3	—	3	NM	308	1,116	(808)	(72.4)
(Provision) benefit for income taxes	(1,917)	(3,683)	1,766	48.0	387	(2,865)	3,252	113.5
Net loss(3)	(804)	(5,667)	4,863	85.8	(10,027)	(10,969)	942	8.6
Less: net income (loss) attributable to noncontrolling interests	1,889	(529)	(2,418)	NM	(349)	(2,292)	(1,943)	(84.8)
Net loss attributable to MIC(3)	(2,693)	(5,138)	2,445	47.6	(9,678)	(8,677)	(1,001)	(11.5)
Reconciliation of net loss to EBITDA excluding non-cash items and Free Cash Flow:
Net loss(3)	(804)	(5,667)			(10,027)	(10,969)
Interest expense, net(2)	11,002	4,945			28,850	11,283
Provision (benefit) for income taxes	1,917	3,683			(387)	2,865
Depreciation and amortization	13,847	13,854			27,693	21,299
Other non-cash income, net(4)	(1,945)	(1,570)			(3,965)	(2,748)
EBITDA excluding non-cash items	24,017	15,245	8,772	57.5	42,164	21,730	20,434	94.0
EBITDA excluding non-cash items	24,017	15,245			42,164	21,730
Interest expense, net(2)	(11,002)	(4,945)			(28,850)	(11,283)
Adjustments to derivative instruments recorded in interest expense(2)	4,504	(5,939)			15,772	(3,412)
Amortization of debt financing costs(2)	354	31			737	48
Provision/benefit for income taxes, net of changes in deferred taxes	(2)	—			(9)	(2)
Maintenance capital expenditures	—	(51)			—	(51)
Free cash flow	17,871	4,341	13,530	NM	29,814	7,030	22,784	NM

NM — Not meaningful

(1)	Cost of product sales excludes depreciation.
(2)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.
(3)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.
(4)	Other non-cash income, net, primarily includes amortization of tolling liabilities.

Results of Operations: Contracted Power and Energy – (continued)

Revenue and Gross Profit

Total revenue and gross profit increased for the quarter and six months ended June 30, 2016 compared with the quarter and six months ended June 30, 2015 as a result of improved solar and wind output. In addition, total revenue and gross profit increased for the six months ended June 30, 2016 compared with the six months ended June 30, 2015 due to the acquisition of BEC on April 1, 2015. During the quarter and six months ended June 30, 2016, our solar resource was approximately 94% and 99%, respectively, of long-term historical average and wind resource was approximately 88% and 91%, respectively, of long-term historical average.

At BEC, revenue and gross profit increased due to higher utilization in the quarter ended June 30, 2016 compared with the quarter ended June 30, 2015, partially offset by lower capacity prices in the quarter ended June 30, 2016. The capacity prices that cleared the New York Independent System Operator’s (NYISO) Summer 2016 seasonal Strip Auction for Zone J for the six months from May 2016 through October 2016 were lower relative to the comparable period in 2015. The monthly Spot Auction prices, which cleared for May, June and July 2016, were also lower relative to the comparable periods in 2015, but higher than the price that cleared for the full six-month Summer 2016 strip and higher than our expectations. Changes in market capacity prices impact only the untolled portion of BEC’s revenue, representing 37.5% of current generating capacity. We anticipate that BEC will remain a competitive supplier of peaking power to the New York City power market in light of the current and anticipated capacity supply constraints.

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses for the quarter and six months ended June 30, 2016 compared with the quarter and six months ended June 30, 2015 was primarily due to absence of transaction costs related to the BEC acquisition. Selling, general and administrative expenses for the six months ended June 30, 2016 included incremental costs incurred from BEC related to the first quarter of 2016.

Depreciation and Amortization

Depreciation and amortization expense increased for the six months ended June 30, 2016 compared with the six months ended June 30, 2015 primarily related to incremental depreciation and amortization associated with BEC for the first quarter of 2016.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $6.3 million and $19.5 million for the quarter and six months ended June 30, 2016, respectively, compared with gains on derivative instruments of $2.5 million and losses on derivative instruments of $428,000 for the quarter and six months ended June 30, 2015, respectively. Excluding the derivative adjustments, interest expense decreased for the quarter and six months ended June 30, 2016 compared with the quarter and six months ended June 30, 2015 primarily due to lower interest rate and average debt balance on the BEC debt facilities. The weighted average interest rate on all outstanding debt facilities, including interest rate swaps, was 4.32% at June 30, 2016. Cash interest paid totaled $6.2 million and $12.4 million for the quarter and six months ended June 30, 2016, respectively, compared with $12.4 million and $14.7 million for the quarter and six months ended June 30, 2015, respectively.

Income Taxes

Our solar and wind power facilities are held in LLCs that are treated as partnerships for tax purposes. As such, these entities do not pay federal or state income taxes on a standalone basis, but each partner pays federal and state income taxes based on their allocated share of taxable income. For 2016, MIC expects its allocated share of the federal taxable income from these facilities to be a loss of approximately $21.0 million. For 2015, MIC’s allocated share of the taxable income from the solar and wind power facilities was a loss of approximately $36.0 million.

Results of Operations: Contracted Power and Energy – (continued)

On April 1, 2015, we acquired 100% of BEC. The federal taxable income generated by BEC is reported as part of our consolidated federal income tax return and is subject to New York state income taxes on a stand-alone basis. For 2016, the business does not expect to have a state income tax liability. We do not believe that the business will generate a current federal income tax liability in 2016. Future current federal taxable income attributable to BEC may be offset in consolidation with the application of MIC’s NOLs.

Other Matters

CP&E relies on a small number of suppliers to provide long term operations and maintenance (O&M) and other services for its facilities. One of those O&M providers, SunEdison, Inc. (SunEdison), filed for bankruptcy reorganization in April 2016. Generally, SunEdison has continued to perform its obligations as an O&M provider, and we expect it to continue to do so. Nevertheless, the business has implemented contingency plans to mitigate any potential operational issues that might arise as a result of the bankruptcy.

Results of Operations: Hawaii Gas

Key Factors Affecting Operating Results for the Quarter:

•	an increase in the volume of gas sold;
•	a decrease in cost of product sales; and
•	a decrease in selling, general and administrative expenses.

Results of Operations: Hawaii Gas – (continued)

	Quarter Ended June 30,		Change Favorable/(Unfavorable)		Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2016	2015			2016	2015
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Revenues	53,058	59,759	(6,701)	(11.2)	107,025	120,423	(13,398)	(11.1)
Cost of product sales(1)	29,224	40,111	10,887	27.1	57,927	76,591	18,664	24.4
Gross profit	23,834	19,648	4,186	21.3	49,098	43,832	5,266	12.0
Selling, general and administrative expenses	4,434	4,862	428	8.8	9,690	10,218	528	5.2
Depreciation and amortization	2,544	2,366	(178)	(7.5)	4,894	4,720	(174)	(3.7)
Operating income	16,856	12,420	4,436	35.7	34,514	28,894	5,620	19.5
Interest expense, net(2)	(2,229)	(1,806)	(423)	(23.4)	(4,653)	(3,749)	(904)	(24.1)
Other expense, net	(147)	(116)	(31)	(26.7)	(401)	(260)	(141)	(54.2)
Provision for income taxes	(5,706)	(4,068)	(1,638)	(40.3)	(11,617)	(9,600)	(2,017)	(21.0)
Net income(3)	8,774	6,430	2,344	36.5	17,843	15,285	2,558	16.7
Reconciliation of net income to EBITDA excluding non-cash items and Free Cash Flow:
Net income(3)	8,774	6,430			17,843	15,285
Interest expense, net(2)	2,229	1,806			4,653	3,749
Provision for income taxes	5,706	4,068			11,617	9,600
Depreciation and amortization	2,544	2,366			4,894	4,720
Other non-cash (income) expense, net(4)	(3,305)	1,219			(5,707)	(611)
EBITDA excluding non-cash items	15,948	15,889	59	0.4	33,300	32,743	557	1.7
EBITDA excluding non-cash items	15,948	15,889			33,300	32,743
Interest expense, net(2)	(2,229)	(1,806)			(4,653)	(3,749)
Adjustments to derivative instruments recorded in interest expense(2)	637	(8)			756	131
Amortization of debt financing costs(2)	88	120			752	241
Provision for income taxes, net of changes in deferred taxes	(2,129)	—			(5,146)	—
Maintenance capital expenditures	(1,441)	(1,738)			(3,273)	(2,759)
Free cash flow	10,874	12,457	(1,583)	(12.7)	21,736	26,607	(4,871)	(18.3)

(1)	Cost of product sales includes unrealized gains (losses) on commodity hedges and excludes depreciation.
(2)	Interest expense, net, includes adjustments to derivative instruments related to interest rate swaps and non-cash amortization of deferred financing fees. For the six months ended June 30, 2016, interest expense also included a non-cash write-off of deferred financing fees related to the February 2016 refinancing.
(3)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.
(4)	Other non-cash (income) expense, net, primarily includes non-cash adjustments related to pension expense and unrealized gains (losses) on commodity hedges.

Revenue and Gross Profit

Volume of gas sold increased by 2.0% and 1.7%, respectively, in the quarter and six months ended June 30, 2016 compared with the quarter and six months ended June 30, 2015. On an underlying basis, adjusting for changes in customer inventory, volume of gas sold increased by 3.9% and 4.2% for the quarter and six months ended June 30, 2016, respectively.

Results of Operations: Hawaii Gas – (continued)

Gross profit, excluding the impact of unrealized gains and losses on commodity hedges, decreased for the quarter ended June 30, 2016 compared with the quarter ended June 30, 2015 primarily due to a more competitive energy landscape driving customer price decreases, partially offset by lower commodity costs. For the six months ended June 30, 2016 compared with the six months ended June 30, 2015, gross profit excluding the impact of unrealized gains and losses on commodity hedges, was flat.

Hawaii Gas continues to implement strategies to improve its position in the competitive landscape and to mitigate the impact of price volatility of its fuel supply, including hedging, storage expansion and the diversification of the supply base. The business currently sources feedstock for its synthetic natural gas (SNG) plant from Hawaii Independent Energy under a contract that expires September 28, 2016. The business is currently in negotiations and expects to enter into a renewal of the contract.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased for the quarter and six months ended June 30, 2016 compared with the quarter and six months ended June 30, 2015 primarily due to lower sales and promotion costs, decrease in salaries and benefits and decrease in vehicle lease costs.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $678,000 and $843,000 for the quarter and six months ended June 30, 2016, respectively, compared with losses on derivative instruments of $86,000 and $319,000 for the quarter and six months ended June 30, 2015, respectively. Excluding the derivative adjustments and the write-off of the deferred financing costs related to the February 2016 refinancing, interest expense decreased for the quarter and six months ended June 30, 2016 compared with the quarter and six months ended June 30, 2015. The decrease is due to the refinancing of the business’s $80.0 million term loan and $60.0 million revolving credit facility at rates that are lower by 0.50% and 0.25%, respectively. The weighted average interest rate on all outstanding debt facilities, including interest rate swaps, was 3.41% at June 30, 2016. Cash interest paid totaled $465,000 and $3.1 million for the quarter and six months ended June 30, 2016, respectively, compared with $630,000 and $3.4 million for the quarter and six months ended June 30, 2015, respectively.

Income Taxes

The federal taxable income generated by Hawaii Gas is reported as part of our consolidated federal income tax return and is subject to Hawaii state income taxes on a stand-alone basis. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business. For the year ending December 31, 2016, the business expects to pay state income taxes of approximately $1.7 million. The “Provision for income taxes, net of changes in deferred taxes” of $5.1 million for the six months ended June 30, 2016 in the above table, includes $4.0 million of federal income taxes payable to MIC and $1.1 million of state income taxes. Any current federal income taxes payable is expected to be offset in consolidation with the application of MIC’s NOLs.

Maintenance Capital Expenditures

For the six months ended June 30, 2016, Hawaii Gas incurred maintenance capital expenditures of $3.3 million and $3.8 million on an accrual basis and cash basis, respectively, compared with $2.8 million and $6.0 million on an accrual basis and cash basis, respectively, for the six months ended June 30, 2015. Maintenance capital expenditures for the periods presented were primarily for transmission line modifications and vehicle replacements, net of customer reimbursements.

Results of Operations: Corporate and Other

The financial results below reflect Corporate and Other’s performance during the periods below.

	Quarter Ended June 30,		Change Favorable/(Unfavorable)		Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2016	2015			2016	2015
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Fees to Manager-related party	16,392	154,559	138,167	89.4	31,188	319,832	288,644	90.2
Selling, general and administrative expenses	3,451	3,693	242	6.6	4,906	6,639	1,733	26.1
Operating loss	(19,843)	(158,252)	138,409	87.5	(36,094)	(326,471)	290,377	88.9
Interest expense, net(1)	(3,558)	(3,716)	158	4.3	(6,963)	(6,959)	(4)	(0.1)
Benefit for income taxes	9,785	64,216	(54,431)	(84.8)	19,196	131,663	(112,467)	(85.4)
Net loss(2)	(13,616)	(97,752)	84,136	86.1	(23,861)	(201,767)	177,906	88.2
Reconciliation of net loss to EBITDA excluding non-cash items and Free Cash Flow:
Net loss(2)	(13,616)	(97,752)			(23,861)	(201,767)
Interest expense, net(1)	3,558	3,716			6,963	6,959
Benefit for income taxes	(9,785)	(64,216)			(19,196)	(131,663)
Fees to Manager-related party(3)	16,392	154,559			31,188	319,832
Other non-cash expense, net	187	187			375	375
EBITDA excluding non-cash items	(3,264)	(3,506)	242	6.9	(4,531)	(6,264)	1,733	27.7
EBITDA excluding non-cash items	(3,264)	(3,506)			(4,531)	(6,264)
Interest expense, net(1)	(3,558)	(3,716)			(6,963)	(6,959)
Amortization of debt financing costs(1)	612	578			1,224	1,134
Benefit for income taxes, net of changes in deferred taxes	2,316	162			5,516	291
Free cash flow	(3,894)	(6,482)	2,588	39.9	(4,754)	(11,798)	7,044	59.7

(1)	Interest expense, net, includes non-cash amortization of deferred financing fees.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.
(3)	In July 2015, our Board requested, and our Manager agreed, that $67.8 million of the performance fee for the quarter ended June 30, 2015 be settled in cash in July 2015 to minimize dilution. The remaining $67.8 million obligation was settled and reinvested in 944,046 shares by our Manager on August 1, 2016 using the June 2016 monthly volume weighted average share price of $71.84.

Liquidity and Capital Resources

General

Our primary cash requirements include normal operating expenses, debt service, debt principal payments, payments of dividends and capital expenditures. Our primary source of cash is operating activities, although we may draw on credit facilities for capital expenditures, issue additional shares or sell assets to generate cash.

At June 30, 2016, our consolidated debt outstanding totaled $2,867.7 million, our consolidated cash balances totaled $23.3 million and total available capacity under our revolving credit facilities totaled $1,097.0 million. From July 1, 2016 through August 1, 2016, we repaid $28.0 million on the outstanding balance of the senior secured revolving credit facility at MIC Corporate resulting in a corresponding increase in available capacity under our revolving credit facilities.

Liquidity and Capital Resources – (continued)

The following table shows MIC’s proportionate debt obligations at August 1, 2016 ($ in thousands).

Business	Debt	Weighted Average Remaining Life (in years)	Balance Outstanding(1)	Weighted Average Rate(2)
MIC Corporate
	Revolving Facility	3.0	$20,000	2.24%
	Convertible Senior Notes	3.0	349,971	2.88%
IMTT(3)
	Revolving Facility	3.8	20,000	1.99%
	Senior Notes	9.7	600,000	3.97%
	Tax-Exempt Bonds	5.8	508,975	2.70%
Atlantic Aviation(4)
	Term Loan	3.8	597,425	4.63%
CP&E
	Renewables – Project Finance	14.6	208,295	4.76%
	BEC – Term Loan	6.0	266,000	3.91%
Hawaii Gas
	Term Loan	4.5	80,000	2.39%
	Senior Notes	6.0	100,000	4.22%
Total		6.5	$2,750,666	3.73%

(1)	Proportionate to MIC’s ownership interest.
(2)	Reflects annualized interest rate on all facilities including interest rate hedges.
(3)	Excludes loans from prior owners of $16.9 million.
(4)	Excludes $1.8 million of stand-alone debt facility used to fund construction at a certain FBO.

The following table profiles each revolving credit facility at our businesses and at MIC Corporate as of August 1, 2016 ($ in thousands).

Business	Debt	Remaining Life (in years)	Undrawn Amount	Interest Rate(1)
MIC Corporate	Revolving Facility	3.0	$390,000	LIBOR + 1.750%
IMTT	USD Revolving Facility	3.8	530,000	LIBOR + 1.500%
	CAD Revolving Facility	3.8	50,000	Bankers’ Acceptance Rate + 1.500%
Atlantic Aviation	Revolving Facility	1.8	70,000	LIBOR + 2.500%
CP&E-BEC	Revolving Facility	6.0	25,000	LIBOR + 2.125%
Hawaii Gas	Revolving Facility	4.5	60,000	LIBOR + 1.250%
Total		3.5	$1,125,000

(1)	Excludes commitment fees.

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

We capitalize our businesses in part using floating rate bank debt with medium-term maturities between five and seven years. In general, we hedge a portion of the floating rate exposure for the majority of the term of these facilities using interest rate derivative instruments.

We also use longer dated private placement debt and other forms of capital, including bank, bond or hybrid debt instruments to capitalize our businesses. In general, the debt facilities at our businesses are non-recourse to the holding company and there are no cross-collateralization or cross-guarantee provisions in these facilities.

Six of our solar and wind facilities are financed with fully amortizing non-recourse project finance facilities which have maturities prior to or coterminous with the expiration of the underlying PPAs for each of those facilities. On a multiple of EBITDA basis, we use a higher initial level of leverage in these projects than at BEC or our other business segments because of the long-term wholly contracted nature of the revenue stream and the creditworthiness of the PPA counterparties.

Analysis of Consolidated Historical Cash Flows

The following section discusses our sources and uses of cash on a consolidated basis. All intercompany activities such as corporate allocations, capital contributions to our businesses and distributions from our businesses have been excluded from the tables as these transactions are eliminated on consolidation.

	Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2016	2015
($ In Thousands)	$	$	$	%
Cash provided by operating activities	277,918	193,944	83,974	43.3
Cash used in investing activities	(127,599)	(286,459)	158,860	55.5
Cash (used in) provided by financing activities	(149,894)	212,983	(362,877)	(170.4)

Operating Activities

Consolidated cash provided by (used in) operating activities comprises primarily the cash from operations of the businesses we own. The cash generated from our consolidated business’ operations is partially offset by expenses paid by the holding company, including base management fees and performance fees, if any, to the extent paid in cash, professional fees and costs associated with being a public company.

The increase in consolidated cash provided by operating activities for the six months ended June 30, 2016 compared with the six months ended June 30, 2015 was primarily due to:

•	an absence of interest rate swap breakage fees paid at IMTT in connection with the IMTT refinancing during 2015;
•	contribution from the BEC acquisition and the absence of BEC acquisition costs; and
•	improved gross profit at our businesses; partially offset by
•	an increase in current state taxes.

Liquidity and Capital Resources – (continued)

Investing Activities

The drivers of consolidated cash provided by investing activities include proceeds from divestitures of businesses and fixed assets. The drivers of consolidated cash used in investing activities include acquisitions of businesses in new and existing segments and capital expenditures. Acquisitions of businesses are generally funded by raising additional equity and/or drawings on credit facilities.

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

The decrease in consolidated cash used in investing activities for the six months ended June 30, 2016 compared with the six months ended June 30, 2015 was primarily due to the acquisition of BEC on April 1, 2015, partially offset by increased capital expenditures at all of our businesses.

Growth Capital Expenditures

We invested $96.7 million and $32.1 million of growth capital expenditures in our existing businesses during the six months ended June 30, 2016 and 2015, respectively.

We continuously evaluate opportunities to deploy capital in both growth projects and in acquisitions of additional businesses, whether as part of our existing businesses or in new lines of business. These opportunities may be significant, such as our acquisition of the remaining 50% interest in IMTT, or they may be ordinary course bolt-on acquisitions, such as an acquisition of an FBO. In aggregate, we currently anticipate deploying between $225.0 million and $250.0 million in these types of activities in 2016.

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

We are actively pursuing an expansion of BEC and have entered into certain agreements, including for the acquisition of generating sets, related to that project. As of this date, we have secured the approval of our board of directors as well as all of the regulatory approvals necessary to commence construction. The construction of the additional 130 megawatt (MW) of power generating capacity on land adjacent to BEC is expected to require the deployment of approximately $130.0 million in growth capital, the majority of which is likely to be deployed in 2017. As of June 30, 2016, our backlog included approximately $370.0 million in a variety of growth projects (including BEC).

Financing Activities

The drivers of consolidated cash provided by financing activities primarily include new equity issuance and debt issuance related to acquisitions and capital expenditures. The drivers of consolidated cash used in financing activities primarily include repayment of debt principal balances on maturing debt and dividends to our shareholders.

The change in cash used in financing activities for the six months ended June 30, 2016 compared with the cash provided by financing activities for the six months ended June 30, 2015 was primarily due to:

•	an absence of cash proceeds from the equity offering completed in March 2015, net of offering costs paid;
•	net borrowing on IMTT credit facilities upon refinancing its debt in May 2015, net of deferred financing costs paid;
•	an increase in dividends paid to shareholders during 2016; and

Liquidity and Capital Resources – (continued)

•	the purchase of the remaining 33.3% interest in IMTT’s Quebec marine terminal that it did not previously own in March 2016; partially offset by
•	the repayment of term loan debt at BEC during 2015 and
•	borrowings on the IMTT revolving credit facility for growth capital expenditures and the MIC Corporate revolving credit facility for general corporate purposes during 2016.

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

During the quarter ended March 31, 2016, IMTT borrowed $76.0 million on its revolving credit facility and subsequently repaid $56.0 million in March 2016. At June 30, 2016, IMTT had $1.1 billion of debt outstanding consisting of $600.0 million of senior notes, $509.0 million of tax-exempt bonds, $20.0 million drawn on revolving credit facility and $16.9 million of loans from prior owners. The $20.0 million drawn on the revolving credit facility was used primarily to fund growth capital expenditures, including an acquisition completed by IMTT during the first quarter of 2016. IMTT has access to $600.0 million of revolving credit facilities, $580.0 million of which remained undrawn at June 30, 2016.

The weighted average interest rate, including interest rate swaps, was 3.39% at June 30, 2016. Cash interest paid during the six months ended June 30, 2016 and 2015 was $19.5 million and $15.5 million, respectively.

At June 30, 2016, IMTT was in compliance with its financial covenants.

Atlantic Aviation

At June 30, 2016, Atlantic Aviation had total debt outstanding of $599.2 million comprising $597.4 million of senior secured, first lien term loan facilities and $1.8 million of a stand-alone debt facility used to fund construction of a certain FBO. Atlantic Aviation also has access to a $70.0 million senior secured, first lien revolving credit facility which is currently undrawn. The weighted average interest rate on all outstanding debt facilities, including interest rate swaps, was 4.63% at June 30, 2016. Cash interest paid was $13.7 million and $14.4 million for the six months ended June 30, 2016 and 2015, respectively.

At June 30, 2016, Atlantic Aviation was in compliance with its financial covenants.

CP&E

At June 30, 2016, the CP&E segment had $544.6 million in term loan debt outstanding. The weighted average interest rate on the term loan debt, including interest rate swaps, was 4.32% at June 30, 2016. Cash interest paid during the six months ended June 30, 2016 and 2015 was $12.4 million and $14.7 million, respectively.

At June 30, 2016, all of the CP&E businesses were in compliance with their respective financial covenants.

BEC

In connection with the BEC acquisition, the business assumed $509.1 million of debt that was fully repaid in July 2015. As part of the repayment, BEC paid $19.2 million in interest rate swap breakage fees associated with the termination of out-of-the-money interest rate swap contracts. In August 2015, BEC entered into new debt agreements and at June 30, 2016, had $266.0 million of term debt outstanding. The interest rate on the term loan facility, including interest rate swaps, was 3.911% at June 30, 2016. The floating rate has been fixed at 1.786% for six years using interest rate swap contracts. BEC also entered into a $25.0 million revolving credit facility that bears interest at LIBOR plus 2.125%. The revolving credit facility remained undrawn at June 30, 2016. Cash interest paid during the six months ended June 30, 2016 and 2015 was $5.5 million and $6.9 million, respectively.

Liquidity and Capital Resources – (continued)

Solar and Wind Power Businesses

On June 3, 2015, the wind power business located in Idaho amended its term loan facility to reduce its cost of borrowings. The margin on the floating interest rate decreased from 2.75% to 1.625% with all other terms remaining substantially unchanged.

At June 30, 2016, the solar and wind power businesses had total debt outstanding of $278.6 million in term loan debt. The weighted average interest rate on these term loan facilities, including interest rate swaps, was 4.72% at June 30, 2016. Cash interest paid during the six months ended June 30, 2016 and 2015 was $6.9 million and $7.8 million, respectively.

Hawaii Gas

On February 10, 2016, Hawaii Gas completed the refinancing of its existing $80.0 million term loan and $60.0 million revolving credit facility. The new, five-year facilities include a reduction in interest rates on the term loan and revolving credit facilities of 0.50% and 0.25%, respectively, compared with the prior facilities. The $80.0 million term loan bears interest at a variable rate of LIBOR plus an applicable margin between 1.0% to 1.75% and initially set at 1.75%. The variable rate component of the debt is fixed at 0.64% at June 30, 2016 using an existing interest rate swap contract through August 2016 and will be fixed at 0.99% using a new interest rate swap contract for four years thereafter. The revolving credit facility bears interest at a variable rate of LIBOR plus an applicable margin between 1.0% to 1.75% and initially set at 1.25% and will remain unhedged.

At June 30, 2016, Hawaii Gas had total debt outstanding of $180.0 million in term loan and senior secured note borrowings and a revolving credit facility of $60.0 million that remained undrawn. The weighted average interest rate on the outstanding debt facilities, including the interest rate swap, was 3.41% at June 30, 2016. Cash interest paid was $3.1 million and $3.4 million for the six months ended June 30, 2016 and 2015, respectively.

At June 30, 2016, Hawaii Gas was in compliance with its financial covenants.

MIC Corporate

During the six months ended June 30, 2016, MIC drew down $95.0 million on its senior secured revolving credit facility for general corporate purposes and repaid $63.0 million. At June 30, 2016, the outstanding balance was $48.0 million and the undrawn portion was $362.0 million. From July 1, 2016 through August 1, 2016, MIC repaid an additional $28.0 million on the outstanding balance. The amount drawn bears interest at LIBOR plus 1.75%. At June 30, 2016, MIC also had $350.0 million in convertible senior notes outstanding that bear interest at 2.875%. Cash interest paid was $5.7 million and $5.8 million for the six months ended June 30, 2016 and 2015, respectively.

At June 30, 2016, MIC Corporate was in compliance with its financial covenants.

For a description of the material terms and debt covenants of MIC and its businesses, see Note 8, “Long-Term Debt”, in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. For a description of the material terms for Hawaii Gas’ refinanced debt, see Note 6, “Long-Term Debt”, in our consolidated condensed financial statements in Part I of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

Commitments and Contingencies

At June 30, 2016, there had been no material changes in our commitments and contingencies compared with our commitments and contingencies at December 31, 2015. At June 30, 2016, we did not have any material purchase obligations. For a discussion of our other future obligations, due by period, under the various contractual obligations, off-balance sheet arrangements and commitments, please see “Liquidity and Capital Resources — Commitments and Contingencies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 23, 2016.

At June 30, 2016, we did not have any material reserves for contingencies. We have other contingencies occurring in the normal course of business, including pending legal and administrative proceedings that are not reflected at this time as they are not ascertainable.

Our sources of cash to meet these obligations include:

•	cash generated from our operations (see “Operating Activities” in “Liquidity and Capital Resources”);
•	the issuance of shares or debt securities (see “Financing Activities” in “Liquidity and Capital Resources”);
•	refinancing of our current credit facilities on or before maturity (see “Financing Activities” in “Liquidity and Capital Resources”);
•	cash available from our undrawn credit facilities (see “Financing Activities” in “Liquidity and Capital Resources”); and
•	if advantageous, the sale of all or part of any of our businesses (see “Investing Activities” in “Liquidity and Capital Resources”).

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

Accounting Standards Update (ASU) No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment, permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step

Critical Accounting Policies and Estimates – (continued)

goodwill impairment test, as discussed below. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test.

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

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

On April 1, 2015, we completed the acquisition of the 100% interest in BEC within the CP&E segment. The Company is evaluating changes to processes and other components of internal controls over financial reporting of BEC as part of its ongoing integration activities, and as a result, controls will be periodically changed. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4, “Acquisitions”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have not been any other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS
($ in Thousands, Except Share Data)

	June 30, 2016	December 31, 2015(1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,261	$22,394
Restricted cash	14,482	18,946
Accounts receivable, less allowance for doubtful accounts of $1,387 and $1,690, respectively	96,799	95,597
Inventories	31,492	29,489
Prepaid expenses	14,407	21,690
Other current assets	17,614	28,453
Total current assets	198,055	216,569
Property, equipment, land and leasehold improvements, net	4,128,736	4,116,163
Investment in unconsolidated business	9,025	8,274
Goodwill	2,021,611	2,017,211
Intangible assets, net	911,922	934,892
Other noncurrent assets	11,040	15,695
Total assets	$7,280,389	$7,308,804
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Due to Manager-related party	$73,618	$73,317
Accounts payable	50,312	56,688
Accrued expenses	69,961	78,527
Current portion of long-term debt	61,096	40,099
Fair value of derivative instruments	19,601	19,628
Other current liabilities	39,618	40,531
Total current liabilities	314,206	308,790
Long-term debt, net of current portion	2,763,545	2,746,525
Deferred income taxes	850,034	816,836
Fair value of derivative instruments	46,008	15,698
Tolling agreements – noncurrent	64,261	68,150
Other noncurrent liabilities	149,030	150,363
Total liabilities	4,187,084	4,106,362
Commitments and contingencies	—	—

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS – (continued)
($ in Thousands, Except Share Data)

	June 30, 2016	December 31, 2015(1)
	(Unaudited)
Stockholders’ equity(2):
Common stock ($0.001 par value; 500,000,000 authorized; 80,502,929 shares issued and outstanding at June 30, 2016 and 80,006,744 shares issued and outstanding at December 31, 2015)	$81	$80
Additional paid in capital	2,167,561	2,317,421
Accumulated other comprehensive loss	(25,757)	(23,295)
Retained earnings	777,531	735,984
Total stockholders’ equity	2,919,416	3,030,190
Noncontrolling interests	173,889	172,252
Total equity	3,093,305	3,202,442
Total liabilities and equity	$7,280,389	$7,308,804

(1)	Conformed to current period presentation. See Note 2, “Basis of Presentation”, for Recently Issued Accounting Standards adopted in the six months ended June 30, 2016.
(2)	See Note 8, “Stockholders’ Equity”, for discussions on preferred stock and special stock.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
($ in Thousands, Except Share and Per Share Data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue
Service revenue	$306,221	$327,809	$618,462	$653,811
Product revenue	91,358	95,880	175,504	168,376
Total revenue	397,579	423,689	793,966	822,187
Costs and expenses
Cost of services	120,857	148,417	237,320	281,834
Cost of product sales	35,018	45,247	68,078	84,374
Selling, general and administrative	72,430	81,064	144,714	151,717
Fees to Manager-related party	16,392	154,559	31,188	319,832
Depreciation	59,662	51,801	112,883	109,223
Amortization of intangibles	16,713	17,902	34,500	65,873
Total operating expenses	321,072	498,990	628,683	1,012,853
Operating income (loss)	76,507	(75,301)	165,283	(190,666)
Other income (expense)
Interest income	25	7	58	13
Interest expense(1)	(39,502)	(22,342)	(96,397)	(53,863)
Other income, net	271	588	3,700	1,620
Net income (loss) before income taxes	37,301	(97,048)	72,644	(242,896)
(Provision) benefit for income taxes	(16,220)	33,531	(31,387)	88,864
Net income (loss)	$21,081	$(63,517)	$41,257	$(154,032)
Less: net income (loss) attributable to noncontrolling interests	1,889	(421)	(290)	(1,934)
Net income (loss) attributable to MIC	$19,192	$(63,096)	$41,547	$(152,098)
Basic income (loss) per share attributable to MIC	$0.24	$(0.80)	$0.52	$(2.00)
Weighted average number of shares outstanding: basic	80,369,575	79,246,069	80,241,293	76,214,929
Diluted income (loss) per share attributable to MIC	$0.24	$(0.80)	$0.51	$(2.00)
Weighted average number of shares outstanding: diluted	81,323,294	79,246,069	81,194,505	76,214,929
Cash dividends declared per share	$1.25	$1.11	$2.45	$2.18

(1)	Interest expense includes losses on derivative instruments of $14.9 million and $46.7 million for the quarter and six months ended June 30, 2016, respectively. For the quarter and six months ended June 30, 2015, interest expense includes gains on derivative instruments of $3.5 million and losses on derivative instruments of $8.9 million, respectively.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
($ in Thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$21,081	$(63,517)	$41,257	$(154,032)
Other comprehensive (loss) income, net of taxes:
Translation adjustment(1)(2)	(2)	—	3,561	(4,051)
Other comprehensive (loss) income:	(2)	—	3,561	(4,051)
Comprehensive income (loss)	$21,079	$(63,517)	$44,818	$(158,083)
Less: comprehensive income (loss) attributable to noncontrolling interests(2)	1,889	(421)	1,144	(3,560)
Comprehensive income (loss) attributable to MIC	$19,190	$(63,096)	$43,674	$(154,523)

(1)	Translation adjustment is presented net of tax benefit of $2,000 and tax expense of $1.5 million for the quarter and six months ended June 30, 2016, respectively. For the six months ended June 30, 2015, translation adjustment is presented net of tax benefit of $1.7 million.
(2)	On March 31, 2016, IMTT acquired the remaining 33.3% interest in its Quebec terminal that it did not previously own. As part of this transaction, the translation adjustment of $4.6 million, net of taxes, was reclassified from noncontrolling interests to stockholders’ accumulated other comprehensive loss. See Note 8, “Stockholders’ Equity”, for disclosures on accumulated other comprehensive loss.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in Thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net income (loss)	$41,257	$(154,032)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	112,883	109,223
Amortization of intangible assets	34,500	65,873
Amortization of debt financing costs	5,249	4,566
Adjustments to derivative instruments	29,030	(40,465)
Fees to Manager-related party	31,188	252,012
Deferred taxes	27,219	(89,312)
Other non-cash expense, net	2,646	3,390
Changes in other assets and liabilities, net of acquisitions:
Restricted cash	2,368	2,071
Accounts receivable	(1,788)	(13,081)
Inventories	(2,104)	(152)
Prepaid expenses and other current assets	9,498	3,580
Due to Manager-related party	90	67,813
Accounts payable and accrued expenses	(13,789)	(10,489)
Income taxes payable	1,393	(5,461)
Other, net	(1,722)	(1,592)
Net cash provided by operating activities	277,918	193,944
Investing activities
Acquisitions of businesses and investments, net of cash acquired	(16,613)	(236,956)
Purchases of property and equipment	(118,734)	(50,025)
Proceeds from insurance claim	7,235	—
Other, net	513	522
Net cash used in investing activities	(127,599)	(286,459)

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS – (continued)
(Unaudited)
($ in Thousands)

	Six Months Ended June 30,
	2016	2015
Financing activities
Proceeds from long-term debt	$251,000	$1,654,569
Payment of long-term debt	(216,581)	(1,744,761)
Proceeds from the issuance of shares	1,323	488,125
Dividends paid to common stockholders	(188,608)	(162,967)
Contributions received from noncontrolling interests	15,431	532
Purchase of noncontrolling interest	(9,909)	—
Distributions paid to noncontrolling interests	(2,505)	(1,238)
Offering and equity raise costs paid	(149)	(16,540)
Debt financing costs paid	(1,203)	(14,293)
Change in restricted cash	2,096	10,975
Payment of capital lease obligations	(789)	(1,419)
Net cash (used in) provided by financing activities	(149,894)	212,983
Effect of exchange rate changes on cash and cash equivalents	442	(298)
Net change in cash and cash equivalents	867	120,170
Cash and cash equivalents, beginning of period	22,394	48,014
Cash and cash equivalents, end of period	$23,261	$168,184
Supplemental disclosures of cash flow information
Non-cash investing and financing activities:
Accrued equity offering costs	$260	$168
Accrued financing costs	$443	$887
Accrued purchases of property and equipment	$20,794	$16,359
Acquisition of equipment through capital leases	$—	$398
Issuance of shares to Manager	$30,977	$182,513
Issuance of shares to independent directors	$750	$750
Conversion of convertible senior notes to shares	$4	$25
Conversion of LLC interests to common stock(1)	$—	$79
Conversion of LLC interests to additional paid in capital(1)	$—	$2,428,334
Distributions payable to noncontrolling interests	$—	$39
Taxes paid, net	$2,766	$5,909
Interest paid	$55,956	$54,209

(1)	See Note 8, “Stockholders’ Equity”, for discussion on common stock, LLC interests and additional paid in capital.

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

The Company owns and operates in a diversified group of businesses in the United States. Macquarie Infrastructure Management (USA) Inc. is the Company’s manager and is referred to in these financial statements as the Manager. The Manager is a wholly-owned subsidiary within the Macquarie Group of companies, which is comprised of Macquarie Group Limited and its subsidiaries and affiliates worldwide. Macquarie Group Limited is headquartered in Australia and is listed on the Australian Stock Exchange. MIC is a non-operating holding company with a Board of Directors and other corporate governance responsibilities. MIC, and MIC LLC prior to the Conversion, is treated as a corporation for tax purposes.

The Company owns its businesses through its direct wholly-owned subsidiary MIC Ohana Corporation, the successor to Macquarie Infrastructure Company Inc. pursuant to the Conversion on May 21, 2015. The Company owns and operates a diversified group of businesses that provide services to other businesses, government agencies and individuals primarily in the U.S. The businesses it owns and operates include:

•	International-Matex Tank Terminals (IMTT): a bulk liquid terminals business providing bulk liquid storage, handling and other services to third parties at ten marine terminals in the United States and two in Canada;
•	Atlantic Aviation: a provider of fuel, terminal, aircraft hangaring and other services primarily to owners and operators of general aviation (GA) aircraft on 69 airports in the U.S.;
•	Contracted Power and Energy (CP&E) Segment: ownership of gas-fired and controlling interests in wind and solar power facilities in the U.S.; and
•	Hawaii Gas: a gas energy company processing and distributing gas and providing related services in Hawaii.

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
(Unaudited)

2. Basis of Presentation  – (continued)

Annual Report on Form 10-K, as filed with the SEC on February 23, 2016. Operating results for the quarter and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any future interim periods.

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

Recently Issued Accounting Standards

On February 25, 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance (similar to current capital leases) or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require all leases to be recognized on the balance sheet. The guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is allowed. The standard is to be applied using a modified retrospective approach. The Company is evaluating the effect that ASU 2016-02 will have on its consolidated condensed financial statements and related disclosures.

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

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

3. Income (Loss) per Share

Following is a reconciliation of the basic and diluted income (loss) per share ($ in thousands, except share and per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income (loss) attributable to MIC	$19,192	$(63,096)	$41,547	$(152,098)
Diluted net income (loss) attributable to MIC	$19,192	$(63,096)	$41,547	$(152,098)
Denominator:
Weighted average number of shares outstanding: basic	80,369,575	79,246,069	80,241,293	76,214,929
Dilutive effect of restricted stock unit grants	9,673	—	9,166	—
Dilutive effect of fees to Manager-related party	944,046	—	944,046	—
Weighted average number of shares outstanding: diluted	81,323,294	79,246,069	81,194,505	76,214,929
Income (loss) per share:
Basic income (loss) per share attributable to MIC	$0.24	$(0.80)	$0.52	$(2.00)
Diluted income (loss) per share attributable to MIC	$0.24	$(0.80)	$0.51	$(2.00)

The effect of potentially dilutive shares for the quarter and six months ended June 30, 2016 is calculated assuming that (i) the restricted stock unit grants totaling 10,755 provided to the independent directors on May 18, 2016, which will vest during the second quarter of 2017, and the 8,660 restricted stock units provided to the independent directors on June 18, 2015, which vested during the second quarter of 2016, had been fully converted to shares on the grant dates and (ii) the $67.8 million of the performance fee for the quarter ended June 30, 2015, which was reinvested in shares by the Manager on August 1, 2016, had been reinvested in shares by the Manager in July 2015. The convertible senior notes that were issued on July 15, 2014 were anti-dilutive for the quarter and six months ended June 30, 2016.

Restricted stock unit grants totaling 8,660 provided to the independent directors on June 18, 2015, which vested during the second quarter of 2016, and the 12,525 restricted stock units provided to the independent directors on May 21, 2014, which vested during the second quarter of 2015, and the convertible senior notes that were issued on July 15, 2014 were anti-dilutive due to the Company’s net loss for the quarter and six months ended June 30, 2015.

The following represents the weighted average potential dilutive shares of common stock that were excluded from the diluted income (loss) per share calculation:

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Restricted stock unit grants	—	7,843	—	10,172
Convertible senior notes	4,165,364	4,238,274	4,152,307	4,183,427
Total	4,165,364	4,246,117	4,152,307	4,193,599

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

4. Property, Equipment, Land and Leasehold Improvements

Property, equipment, land and leasehold improvements at June 30, 2016 and December 31, 2015 consist of the following ($ in thousands):

	June 30, 2016	December 31, 2015
Land	$301,727	$291,521
Easements	131	131
Buildings	41,258	41,049
Leasehold and land improvements	637,569	590,646
Machinery and equipment	3,554,335	3,455,776
Furniture and fixtures	32,499	29,547
Construction in progress	162,701	203,146
	4,730,220	4,611,816
Less: accumulated depreciation	(601,484)	(495,653)
Property, equipment, land and leasehold improvements, net	$4,128,736	$4,116,163

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

5. Intangible Assets

Intangible assets at June 30, 2016 and December 31, 2015 consist of the following ($ in thousands):

	June 30, 2016	December 31, 2015
Contractual arrangements	$912,728	$901,807
Non-compete agreements	9,665	9,665
Customer relationships	341,070	340,425
Leasehold rights	350	350
Trade names	16,091	16,091
Technology	8,760	8,760
	1,288,664	1,277,098
Less: accumulated amortization	(376,742)	(342,206)
Intangible assets, net	$911,922	$934,892

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

The goodwill balance as of June 30, 2016 is comprised of the following ($ in thousands):

Goodwill acquired in business combinations, net of disposals, at December 31, 2015	$2,143,057
Accumulated impairment charges	(123,200)
Other	(2,646)
Balance at December 31, 2015	2,017,211
Goodwill related to 2016 acquisitions	3,800
Other	600
Balance at June 30, 2016	$2,021,611

The Company tests for goodwill impairment at the reporting unit level on an annual basis on October 1st of each year and between annual tests if a triggering event indicates impairment. There were no triggering events indicating impairment for the six months ended June 30, 2016.

6. Long-Term Debt

At June 30, 2016 and December 31, 2015, the Company’s consolidated long-term debt comprised the following ($ in thousands):

	June 30, 2016	December 31, 2015
IMTT	$1,145,919	$1,127,223
Atlantic Aviation	599,238	604,609
CP&E	544,580	555,486
Hawaii Gas	180,000	180,000
MIC Corporate	397,971	365,975
Total debt	2,867,708	2,833,293
Current portion	(61,096)	(40,099)
Long-term portion	2,806,612	2,793,194
Unamortized deferred financing costs(1)	(43,067)	(46,669)
Long-term portion less unamortized deferred financing costs	$2,763,545	$2,746,525

(1)	The weighted average remaining life of the deferred financing costs at June 30, 2016 was 5.8 years.

The total undrawn capacity on the revolving credit facilities at IMTT, Atlantic Aviation, CP&E, Hawaii Gas and MIC Corporate was $1.1 billion at June 30, 2016.

MIC Corporate

During the six months ended June 30, 2016, the Company drew down $95.0 million on its senior secured revolving credit facility for general corporate purposes and repaid $63.0 million. At June 30, 2016, the outstanding balance was $48.0 million and the undrawn portion was $362.0 million. From July 1, 2016 through August 1, 2016, the Company repaid an additional $28.0 million on the outstanding balance.

On July 15, 2016, the Company adjusted the conversion rate related to its five-year, $350.0 million aggregate principal amount of 2.875% convertible senior notes. The conversion rate increased to 12.0091

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

6. Long-Term Debt  – (continued)

shares of common stock per $1,000 principal amount. The adjustment reflects the impact of dividends paid by the Company from July 15, 2015, the last anniversary date of the convertible senior notes.

IMTT

On March 4, 2016, IMTT drew down $76.0 million on its USD revolving credit facility for general corporate purposes and to fund capital expenditures, of which $56.0 million was subsequently repaid in March 2016. At June 30, 2016, the undrawn portion on the IMTT USD revolving credit facility and CAD revolving credit facility was $530.0 million and $50.0 million, respectively.

Hawaii Gas

On February 10, 2016, Hawaii Gas completed the refinancing of its existing $80.0 million term loan and $60.0 million revolving credit facility. The new, five-year facilities include a reduction in interest rates on the term loan and revolving credit facility of 0.50% and 0.25%, respectively, compared with the prior facilities. The $80.0 million term loan bears interest at a variable rate of LIBOR plus an applicable margin between 1.0% to 1.75% and initially set at 1.75%. The variable rate component of the debt is fixed at 0.64% at June 30, 2016 using an existing interest rate swap contract through August 2016 and will be fixed at 0.99% using a new interest rate swap contract for four years thereafter. The revolving credit facility bears interest at a variable rate of LIBOR plus an applicable margin between 1.0% to 1.75% and initially set at 1.25% and will remain unhedged.

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

At June 30, 2016, the Company had $2.9 billion of current and long-term debt, of which $1.6 billion was economically hedged with interest rate contracts, $1.2 billion was fixed rate debt and $68.0 million was unhedged. The Company does not use hedge accounting. All movements in the fair value of the interest rate swaps are recorded directly through earnings.

In February 2016, in conjunction with the refinancing, as discussed in Note 6, “Long-Term Debt”, Hawaii Gas entered into a new interest rate swap contract for an $80.0 million notional that will take effect on August 8, 2016, upon the maturity of the existing interest rate swap, and expire on February 8, 2020. This new interest rate swap will fix the interest rate on the $80.0 million term loan at 2.74%. At June 30, 2016, the interest rate on the $80.0 million term loan was fixed at 2.39%.

Commodity Price Hedges

The risk associated with fluctuations in the prices Hawaii Gas pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. Hawaii Gas’s gross profit is sensitive to changes in propane supply costs and Hawaii Gas may not always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the business’ propane market price risk, Hawaii Gas had used and expects to continue to use over-the-counter commodity derivative instruments including price swaps. Hawaii Gas does

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7. Derivative Instruments and Hedging Activities  – (continued)

not use commodity derivative instruments for speculative or trading purposes. Over-the-counter derivative commodity instruments used by Hawaii Gas to hedge forecasted purchases of propane are generally settled at expiration of the contract.

Financial Statement Location Disclosure for Derivative Instruments

The Company measures derivative instruments at fair value using the income approach which discounts the future net cash settlements expected under the derivative contracts to a present value. These valuations use primarily observable (level 2) inputs, including contractual terms, interest rates and yield curves observable at commonly quoted intervals.

The Company’s fair value measurements of its derivative instruments and the related location of the assets and liabilities within the consolidated condensed balance sheets at June 30, 2016 and December 31, 2015 were as follows ($ in thousands):

	Assets (Liabilities) at Fair Value(1)
Balance Sheet Location	June 30, 2016	December 31, 2015
Fair value of derivative instruments – other current assets(2)	$636	$—
Fair value of derivative instruments – other noncurrent assets(2)(3)	2,426	1,810
Total derivative contracts – assets(2)(3)	$3,062	$1,810
Fair value of derivative instruments – current liabilities(2)(3)	$(19,601)	$(19,628)
Fair value of derivative instruments – noncurrent liabilities(2)(3)	(46,008)	(15,698)
Total derivative contracts – liabilities(2)(3)	$(65,609)	$(35,326)

(1)	Fair value measurements at reporting date were made using significant other observable inputs (level 2).
(2)	Derivative contracts include commodity hedges.
(3)	Derivative contracts include interest rate swaps.

The Company’s hedging activities for the quarters and six months ended June 30, 2016 and 2015 and the related location within the consolidated condensed statements of operations were as follows ($ in thousands):

	Amount of (Loss) Gain Recognized in Consolidated Condensed Statements of Operations
	Quarter Ended June 30,		Six Months Ended June 30,
Financial Statement Account	2016	2015	2016	2015
Interest expense – interest rate swaps	$(14,902)	$3,578	$(46,728)	$(8,854)
Cost of product sales – commodity swaps	3,947	(952)	6,253	(970)
Total	$(10,955)	$2,626	$(40,475)	$(9,824)

All of the Company’s derivative instruments are collateralized by the assets of the respective businesses.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

8. Stockholders’ Equity

Classes of Stock

The Company is authorized to issue (i) 500,000,000 shares of common stock, par value $0.001 per share, (ii) 100 shares of special stock, par value $0.001 per share and (iii) 100,000,000 shares of preferred stock, par value $0.001 per share. At June 30, 2016, the Company had 80,502,929 shares of common stock issued and outstanding and 100 shares of special stock issued and outstanding. There was no preferred stock issued or outstanding at June 30, 2016. Each outstanding share of common stock of the Company is entitled to one vote on any matter with respect to which holders of shares are entitled to vote.

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

2016 Omnibus Employee Incentive Plan

On May 18, 2016, the Company adopted the 2016 Omnibus Employee Incentive Plan (Plan). The Plan provides for the issuance of equity awards covering up to 500,000 shares of common stock to attract, retain, and motivate employees, consultants and others who perform services for the Company and its subsidiaries. Under the Plan, the Compensation Committee determines the persons who will receive awards, the time at which they are granted and the terms of the awards. Type of awards include stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, cash-based awards and other stock-based awards. At June 30, 2016, there were no awards outstanding under this Plan.

Shelf Registration Statement Renewal

On April 5, 2016, the Company filed an automatic shelf registration statement on Form S-3 (shelf) with the SEC to issue and sell an indeterminate amount of its common stock, preferred stock and debt securities in one or more future offerings.

At the Market (ATM) Program

On June 24, 2015, the Company entered into an equity distribution agreement providing for the sale by the Company, from time to time, of shares of its common stock having an aggregate gross offering price of up to $400.0 million. Sales of shares may be made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering, which includes sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange. Under the terms of the equity distribution agreement, the Company may also sell shares to any sales agent as principal for its own account. The Company is under no obligation to sell shares under the ATM Program. Through June 30, 2016, the Company sold 37,000 shares of common stock pursuant to the agreement for net proceeds of $3.0 million (after commissions and fees).

MIC Direct

The Company maintains a dividend reinvestment/direct stock purchase program, named “MIC Direct”, that allows for the issuance of up to 1.0 million additional shares to participants in this program. At June 30, 2016, 955,173 shares remained unissued under MIC Direct. The Company may also choose to fill requests for reinvestment of dividends or share purchases through MIC Direct via open market purchases.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

8. Stockholders’ Equity  – (continued)

Equity Offering

On March 2, 2015, the Company completed an underwritten public offering of 5,312,500 shares. On March 12, 2015, an additional 796,875 shares were sold pursuant to the exercise of the underwriters’ over-allotment option. The proceeds from the offering of $471.6 million, net of underwriting fees and expenses, were partially used to fund the acquisition of Bayonne Energy Center (BEC) on April 1, 2015 and for general corporate purposes.

Accumulated Other Comprehensive Loss

The following represents the changes and balances to the components of accumulated other comprehensive loss for the six months ended June 30, 2016 and 2015 ($ in thousands):

	Post-Retirement Benefit Plans, net of taxes	Translation Adjustment, net of taxes(1)	Total Accumulated Other Comprehensive Loss, net of taxes	Noncontrolling Interests	Total Stockholders’ Accumulated Other Comprehensive Loss, net of taxes
Balance at December 31, 2014	$(18,837)	$(4,859)	$(23,696)	$2,146	$(21,550)
Translation adjustment	—	(4,051)	(4,051)	1,626	(2,425)
Balance at June 30, 2015	$(18,837)	$(8,910)	$(27,747)	$3,772	$(23,975)
Balance at December 31, 2015	$(14,788)	$(14,530)	$(29,318)	$6,023	$(23,295)
Translation adjustment	—	3,561	3,561	(1,434)	2,127
Purchase of noncontrolling interest(2)	—	—	—	(4,589)	(4,589)
Balance at June 30, 2016	$(14,788)	$(10,969)	$(25,757)	$—	$(25,757)

(1)	Translation adjustment is presented net of tax expense of $1.5 million and tax benefit of $1.7 million for the six months ended June 30, 2016 and 2015, respectively.
(2)	On March 31, 2016, IMTT acquired the remaining 33.3% interest in its Quebec terminal that it did not previously own. As part of this transaction, the translation adjustment of $4.6 million, net of taxes, was reclassified from noncontrolling interests to stockholders’ accumulated other comprehensive loss.

9. Reportable Segments

At June 30, 2016, the Company’s businesses consist of four reportable segments: IMTT, Atlantic Aviation, CP&E and Hawaii Gas.

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

Atlantic Aviation

Atlantic Aviation derives the majority of its revenues from fuel delivery services and from other airport services, including de-icing and aircraft hanger rental. All of the revenue of Atlantic Aviation is generated at airports in the U.S. At June 30, 2016, the business operates on 69 airports. Revenue from Atlantic Aviation is included in service revenue.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Reportable Segments  – (continued)

CP&E

The CP&E business segment derives revenue from solar, wind and gas-fired power facilities. Revenues from the solar, wind and gas-fired power facilities are included in product revenue. As of June 30, 2016, the Company has controlling interests in six utility-scale solar photovoltaic power facilities, two wind power facilities and 100% ownership of a gas-fired power facility that are located in the United States.

The solar and wind power facilities that are operational at June 30, 2016 have an aggregate generating capacity of 260 megawatt (MW) of wholesale electricity to utilities. These facilities sell substantially all of the electricity generated, subject to agreed upon pricing formulas, to electric utilities pursuant to long-term (typically 20 – 25 years) power purchase agreements (PPAs). These projects are held in LLCs, and are treated as partnerships for income tax purposes, with co-investors. The acquisition price on these projects can vary depending on, among other things, factors such as the size of the project, PPA terms, eligibility for tax incentives, debt package, operating cost structure and development stage. A completed project takes out all of the construction risk, testing and costs associated with construction contracts.

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

Revenue from external customers for the Company’s consolidated reportable segments was as follows ($ in thousands):

	Quarter Ended June 30, 2016
	IMTT	Atlantic Aviation	Contracted Power and Energy	Hawaii Gas	Intersegment Revenue	Total Reportable Segments
Service revenue	$128,218	$179,218	$—	$—	$(1,215)	$306,221
Product revenue	—	—	38,300	53,058	—	91,358
Total revenue	$128,218	$179,218	$38,300	$53,058	$(1,215)	$397,579

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Reportable Segments  – (continued)

	Quarter Ended June 30, 2015
	IMTT	Atlantic Aviation	Contracted Power and Energy	Hawaii Gas	Total Reportable Segments
Service revenue	$142,384	$185,425	$—	$—	$327,809
Product revenue	—	—	36,121	59,759	95,880
Total revenue	$142,384	$185,425	$36,121	$59,759	$423,689

	Six Months Ended June 30, 2016
	IMTT	Atlantic Aviation	Contracted Power and Energy	Hawaii Gas	Intersegment Revenue	Total Reportable Segments
Service revenue	$263,643	$357,206	$—	$—	$(2,387)	$618,462
Product revenue	—	—	68,479	107,025	—	175,504
Total revenue	$263,643	$357,206	$68,479	$107,025	$(2,387)	$793,966

	Six Months Ended June 30, 2015
	IMTT	Atlantic Aviation	Contracted Power and Energy	Hawaii Gas	Total Reportable Segments
Service revenue	$280,445	$373,366	$—	$—	$653,811
Product revenue	—	—	47,953	120,423	168,376
Total revenue	$280,445	$373,366	$47,953	$120,423	$822,187

In accordance with FASB ASC 280 Segment Reporting, the Company has disclosed earnings before interest, taxes, depreciation and amortization (EBITDA) excluding non-cash items as a key performance indicator for the businesses and its ability to generate cash, in part in support of a dividend. EBITDA excluding non-cash items is reflective of the businesses’ ability to effectively manage the volume of products sold or services provided, the margin earned on those transactions and the management of operating expenses independent of the capitalization and tax attributes of its businesses. The Company defines EBITDA excluding non-cash items as net income (loss) or earnings — the most comparable GAAP measure — before interest, taxes, depreciation and amortization and non-cash items including impairments, unrealized derivative gains and losses and adjustments for other non-cash items reflected in the statements of operations.

EBITDA excluding non-cash items for the Company’s consolidated reportable segments is shown in the tables below ($ in thousands). Allocations of corporate expenses, intercompany fees and the tax effect have been excluded as they are eliminated on consolidation.

	Quarter Ended June 30, 2016
	IMTT	Atlantic Aviation	Contracted Power and Energy	Hawaii Gas	Total Reportable Segments
Net income (loss)	$14,978	$11,749	$(804)	$8,774	$34,697
Interest expense, net	13,764	8,924	11,002	2,229	35,919
Provision for income taxes	10,409	7,973	1,917	5,706	26,005
Depreciation	32,519	11,966	12,740	2,437	59,662
Amortization of intangibles	2,763	12,736	1,107	107	16,713
Other non-cash expense (income)	1,946	356	(1,945)	(3,305)	(2,948)
EBITDA excluding non-cash items	$76,379	$53,704	$24,017	$15,948	$170,048

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Reportable Segments  – (continued)

	Quarter Ended June 30, 2015
	IMTT	Atlantic Aviation	Contracted Power and Energy	Hawaii Gas	Total Reportable Segments
Net income (loss)	$21,204	$12,268	$(5,667)	$6,430	$34,235
Interest expense, net	6,263	5,605	4,945	1,806	18,619
Provision for income taxes	14,659	8,275	3,683	4,068	30,685
Depreciation	28,907	8,013	12,772	2,109	51,801
Amortization of intangibles	2,766	13,797	1,082	257	17,902
Other non-cash expense (income)	1,849	748	(1,570)	1,219	2,246
EBITDA excluding non-cash items	$75,648	$48,706	$15,245	$15,889	$155,488

	Six Months Ended June 30, 2016
	IMTT	Atlantic Aviation	Contracted Power and Energy	Hawaii Gas	Total Reportable Segments
Net income (loss)	$31,195	$26,107	$(10,027)	$17,843	$65,118
Interest expense, net	33,635	22,238	28,850	4,653	89,376
Provision (benefit) for income taxes	21,638	17,715	(387)	11,617	50,583
Depreciation	62,384	20,339	25,479	4,681	112,883
Amortization of intangibles	5,519	26,554	2,214	213	34,500
Other non-cash expense (income)	4,220	282	(3,965)	(5,707)	(5,170)
EBITDA excluding non-cash items	$158,591	$113,235	$42,164	$33,300	$347,290

	Six Months Ended June 30, 2015
	IMTT	Atlantic Aviation	Contracted Power and Energy	Hawaii Gas	Total Reportable Segments
Net income (loss)	$41,728	$1,691	$(10,969)	$15,285	$47,735
Interest expense, net	13,169	18,690	11,283	3,749	46,891
Provision for income taxes	28,748	1,586	2,865	9,600	42,799
Depreciation	62,022	23,012	20,038	4,151	109,223
Amortization of intangibles	5,530	58,513	1,261	569	65,873
Other non-cash expense (income)	2,855	1,473	(2,748)	(611)	969
EBITDA excluding non-cash items	$154,052	$104,965	$21,730	$32,743	$313,490

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Reportable Segments  – (continued)

Reconciliations of total reportable segments’ EBITDA excluding non-cash items to consolidated net income (loss) before income taxes were as follows ($ in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total reportable segments EBITDA excluding non-cash items	$170,048	$155,488	$347,290	$313,490
Interest income	25	7	58	13
Interest expense	(39,502)	(22,342)	(96,397)	(53,863)
Depreciation	(59,662)	(51,801)	(112,883)	(109,223)
Amortization of intangibles	(16,713)	(17,902)	(34,500)	(65,873)
Selling, general and administrative expenses - Corporate and Other	(3,451)	(3,693)	(4,906)	(6,639)
Fees to Manager-related party	(16,392)	(154,559)	(31,188)	(319,832)
Other income (expense), net	2,948	(2,246)	5,170	(969)
Total consolidated net income (loss) before income taxes	$37,301	$(97,048)	$72,644	$(242,896)

Capital expenditures for the Company’s reportable segments were as follows ($ in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
IMTT	$18,757	$8,350	$42,165	$20,219
Atlantic Aviation	20,618	10,919	41,889	19,142
Contracted Power and Energy	11,138	308	16,978	308
Hawaii Gas	5,628	4,967	17,702	10,356
Total	$56,141	$24,544	$118,734	$50,025

Property, equipment, land and leasehold improvements, net, goodwill and total assets for the Company’s reportable segments were as follows ($ in thousands):

	Property, Equipment, Land and Leasehold Improvements, net		Goodwill		Total Assets
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015(1)
IMTT	$2,222,124	$2,238,654	$1,411,268	$1,410,668	$3,973,896	$4,000,079
Atlantic Aviation	413,225	390,188	468,522	464,722	1,510,589	1,502,512
Contracted Power and Energy	1,267,951	1,274,557	21,628	21,628	1,406,112	1,411,233
Hawaii Gas	225,436	212,764	120,193	120,193	394,133	386,080
Total	$4,128,736	$4,116,163	$2,021,611	$2,017,211	$7,284,730	$7,299,904

(1)	Conformed to current period presentation. See Note 2, “Basis of Presentation”, for Recently Issued Accounting Standards adopted in the six months ended June 30, 2016.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Reportable Segments  – (continued)

Reconciliations of reportable segments’ total assets to consolidated total assets were as follows ($ in thousands):

	June 30, 2016	December 31, 2015(1)
Total assets of reportable segments	$7,284,730	$7,299,904
Corporate and other	(4,341)	8,900
Total consolidated assets	$7,280,389	$7,308,804

(1)	Conformed to current period presentation. See Note 2, “Basis of Presentation”, for Recently Issued Accounting Standards adopted in the six months ended June 30, 2016.

10. Related Party Transactions

Management Services

At June 30, 2016 and December 31, 2015, the Manager held 5,972,962 shares and 5,506,369 shares, respectively, of the Company. Pursuant to the terms of the management services agreement (Management Agreement), the Manager may sell these shares at any time. On May 27, 2015, the Manager sold 1,900,000 shares of the Company’s shares and received proceeds of $160.4 million, net of underwriting fees and expenses. Under the Management Agreement, the Manager, at its option, may reinvest performance fees and base management fees in shares of the Company.

Since January 1, 2015, the Company paid the Manager cash dividends on shares held for the following periods:

Declared	Period Covered	$ per Share	Record Date	Payable Date	Cash Paid to Manager (in thousands)
July 28, 2016	Second quarter 2016	$1.25	August 11, 2016	August 16, 2016	$(1)
April 28, 2016	First quarter 2016	$1.20	May 12, 2016	May 17, 2016	$6,981
February 18, 2016	Fourth quarter 2015	$1.15	March 3, 2016	March 8, 2016	$6,510
October 29, 2015	Third quarter 2015	$1.13	November 13, 2015	November 18, 2015	$6,052
July 30, 2015	Second quarter 2015	$1.11	August 13, 2015	August 18, 2015	$5,693
April 30, 2015	First quarter 2015	$1.07	May 14, 2015	May 19, 2015	$7,281
February 17, 2015	Fourth quarter 2014	$1.02	March 2, 2015	March 5, 2015	$4,905

(1)	The amount of dividend payable to the Manager for the second quarter of 2016 will be determined on August 11, 2016, the record date.

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

In accordance with the Management Agreement, the Manager is entitled to a monthly base management fee based primarily on the Company’s market capitalization, and potentially a quarterly performance fee, based on the total shareholder return relative to a U.S. utilities index. For the quarter and six months ended June 30, 2016, the Company incurred base management fees of $16.4 million and $31.2 million, respectively, and no performance fees. For the quarter and six months ended June 30, 2015, the Company incurred base management fees of $18.9 million and $35.5 million, respectively, and performance fees of $135.6 million and

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Related Party Transactions  – (continued)

$284.4 million, respectively. In accordance with the Third Amended and Restated Management Service Agreement, unless the Manager changes its current election, base management fees and performance fees, if any, are reinvested in additional shares of MIC.

The unpaid portion of the base management fees and performance fees, if any, at the end of each reporting period is included in “Due to Manager-related party” in the consolidated condensed balance sheets. The following table shows the Manager’s reinvestment of its base management fees and performance fees, if any, in shares, except as noted:

Period	Base Management Fee Amount ($ in thousands)	Performance Fee Amount ($ in thousands)	Shares Issued
2016 Activities:
Second quarter 2016	$16,392	$—	232,835	(1)
First quarter 2016	14,796	—	234,179
2015 Activities:
Fourth quarter 2015	$17,009	$—	227,733
Third quarter 2015	18,118	—	226,914
Second quarter 2015	18,918	135,641	1,167,873	(2)
First quarter 2015	16,545	148,728	2,068,038

(1)	The Manager elected to reinvest all of the monthly base management fees for the second quarter of 2016 in shares. The Company issued 232,835 shares for the quarter ended June 30, 2016, including 77,440 shares that were issued on August 1, 2016 for the June 2016 monthly base management fee.
(2)	In July 2015, the Board requested, and the Manager agreed, that $67.8 million of the performance fee for the quarter ended June 30, 2015 be settled in cash in July 2015 to minimize dilution. The remaining $67.8 million obligation was settled and reinvested in 944,046 shares by the Manager on August 1, 2016 using the June 2016 monthly volume weighted average share price of $71.84.

The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its base management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries, income taxes, audit and legal fees, acquisitions and dispositions and its compliance with applicable laws and regulations. During the quarter and six months ended June 30, 2016, the Manager charged the Company $233,000 and $304,000, respectively, for reimbursement of out-of-pocket expenses compared with $169,000 and $257,000 for the quarter and six months ended June 30, 2015, respectively. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in “Due to Manager-related party” in the consolidated condensed balance sheets.

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

Other Services

The Company uses the resources of the Macquarie Group with respect to a range of advisory, procurement, insurance, hedging, lending and other services. Engagements involving members of the Macquarie Group are reviewed and approved by the Audit Committee of the Company’s Board of Directors. Macquarie Group affiliates are engaged on an arm’s length basis and frequently as a member of syndicate of providers whose other members establish the terms of the interaction.

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

On June 24, 2015, the Company commenced the ATM program where the Company may offer and sell shares of its common stock, par value $0.001 per share, from time to time having an aggregate gross offering price of up to $400.0 million. These sales, if any, will be made pursuant to the terms of an equity distribution agreement entered into between the Company and the sales agents, with MCUSA being one of the sales agents. Under the terms of the equity distribution agreement, the Company may also sell shares to any sales agent as principal for its own account at a price agreed upon at the time of the sale. For the six months ended June 30, 2016 and the quarter ended June 30, 2015, the Company did not engage MCUSA for such activities.

In March 2015, the Company completed underwritten public offering of 6,109,375 shares. In this offering, MCUSA served as a joint book-running manager and an underwriter and received $2.3 million from the Company for such services.

Long-Term Debt

Atlantic Aviation’s $70.0 million revolving credit facility is provided by various financial institutions, including MBL which provides $15.7 million. At June 30, 2016 and December 31, 2015, the revolving credit facility remained undrawn. For the quarter and six months ended June 30, 2016, Atlantic Aviation incurred and paid $29,000 and $58,000, respectively, in commitment fees related to MBL’s portion of the revolving credit facility, compared with $28,000 and $56,000 for the quarter and six months ended June 30, 2015, respectively.

During 2015, the Company increased the aggregate commitments under its senior secured revolving credit facility at the holding company from $250.0 million to $410.0 million with all terms remaining the same. MIHI LLC’s commitment of $50.0 million out of the total commitment remained unchanged. For the quarter and six months ended June 30, 2016, the Company incurred $31,000 and $65,000, respectively, in commitment fees related to MIHI LLC’s portion of the MIC senior secured revolving credit facility, compared with $24,000 and $58,000 for the quarter and six months ended June 30, 2015, respectively. For the quarter and six months ended June 30, 2016, the Company also incurred $31,000 and $37,000, respectively, in interest related to MIHI LLC’s portion of the amounts drawn on the MIC senior secured revolving credit facility, compared with $80,000 for the quarter and six months ended June 30, 2015. The Company had $37,000 and $35,000 payable in accrued interest at June 30, 2016 and December 31, 2015, respectively, in the consolidated condensed balance sheets related to the commitment fees and interest.

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

Other Transactions

Macquarie, through the Macquarie Insurance Facility (MIF), has an aggregated insurance buying program. By combining the insurance premiums of Macquarie owned and managed funds, MIF has been able to deliver very competitive terms to businesses that participate in the facility. MIF earns a commission from the insurers. No payments were made to MIF by the Company during the six months ended June 30, 2016 and 2015. During the quarter ended March 31, 2016, the Company renewed its Directors and Officers liability insurance using several of the MIF insurers.

IMTT, Atlantic Aviation, CP&E and Hawaii Gas purchase and renew property and casualty insurance coverage on an ongoing basis from insurance underwriters who then pay commissions to MIF. For the six months ended June 30, 2016 and 2015, no payments were made directly to MIF for property and casualty insurance.

During 2015, Hawaii Gas appointed an independent director who is the chief executive officer of one of its syndicate of lenders on its $80.0 million term loan debt facility and its $60.0 million revolving credit facility, which were refinanced in February 2016. Of the $80.0 million term loan debt facility and the $60.0 million revolving credit facility, the portion committed by this lender changed from the original $11.4 million and $8.6 million, respectively, to $8.6 million and $6.4 million, respectively. As part of the refinancing, Hawaii Gas paid $32,000 in deferred financing fees to this lender during the quarter ended March 31, 2016. For the quarter and six months ended June 30, 2016, the business incurred $48,000 and $108,000, respectively, of interest expense on the $80.0 million term loan debt facility and $4,000 and $8,000, respectively, of commitment fees on the $60.0 million revolving credit facility. The business had $9,000 payable to this lender for accrued interest at June 30, 2016. In addition, Hawaii Gas held $100,000 in cash with this bank at June 30, 2016 and December 31, 2015.

Macquarie Energy North America Trading, Inc. (MENAT), an indirect subsidiary of Macquarie Group Limited, entered into contracts with IMTT to lease a total of 154,000 barrels of capacity during the quarter ended June 30, 2015, of which the contract for 56,000 barrels expired within the same quarter. During the quarter ended March 31, 2016, MENAT entered into additional contracts with IMTT to lease an additional 823,000 barrels of capacity, of which contracts with 200,000 barrels of capacity expired during the quarter ended June 30, 2016. At June 30, 2016, a total capacity of 721,000 barrels were leased to MENAT. The revenue recognized pursuant to these agreements during the quarter and six months ended June 30, 2016 was $1.8 million and $3.0 million, respectively, compared with $212,000 for the quarter and six months ended June 30, 2015. At June 30, 2016, IMTT had $133,000 recorded in accounts receivable in the consolidated condensed balance sheet.

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

Hawaii Gas entered into licensing agreements with Utility Service Partners, Inc. and America’s Water Heater Rentals, LLC, both indirect subsidiaries of Macquarie Group Limited, to enable these entities to offer products and services to Hawaii Gas’s customer base. The agreements were terminated in April 2016. No payments were made under these arrangements during the six months ended June 30, 2016 and 2015.

In addition, the Company and several of its subsidiaries have entered into a licensing agreement with the Macquarie Group related to the use of the Macquarie name and trademark. The Macquarie Group does not charge the Company any fees for this license.

11. Income Taxes

The Company expects to incur federal consolidated taxable income for the year ending December 31, 2016, which will be fully offset by the Company’s net operating loss (NOL) carryforwards. The Company believes that it will be able to use all of its federal prior year NOLs, which will begin to expire after 2021 and completely expire after 2035. During the six months ended June 30, 2016, the Company recorded an increase of $1.6 million to the valuation allowance attributable to certain state NOLs.

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

13. Subsequent Events

Dividend

On July 28, 2016, the Board of Directors declared a dividend of $1.25 per share for the quarter ended June 30, 2016, which is expected to be paid on August 16, 2016 to holders of record on August 11, 2016.

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

MACQUARIE INFRASTRUCTURE CORPORATION (Registrant)
Dated: August 1, 2016	By: /s/ James Hooke Name: James Hooke Title: Chief Executive Officer
Dated: August 1, 2016	By: /s/ Liam Stewart Name: Liam Stewart Title: Chief Financial Officer

EXHIBIT INDEX

Number	Description
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2015).
3.2	Amended and Restated Bylaws of the Registrant, dated as of February 18, 2016 (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 23, 2016).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
101.0*	The following materials from the Quarterly Report on Form 10-Q of Macquarie Infrastructure Corporation for the quarter ended June 30, 2016, filed on August 1, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets as of June 30, 2016 (Unaudited) and December 31, 2015, (ii) the Consolidated Condensed Statements of Operations for the quarters and six months ended June 30, 2016 and 2015 (Unaudited), (iii) the Consolidated Condensed Statements of Comprehensive Income (Loss) for the quarters and six months ended June 30, 2016 and 2015 (Unaudited), (iv) the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2016 and 2015 (Unaudited) and (v) the Notes to Consolidated Condensed Financial Statements (Unaudited).

*	Filed herewith.
**	Furnished herewith.

E-1