Form 10-Q
period 2016-09-30
Macquarie Infrastructure Corp
filed 2016-10-31
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

There were 81,834,248 shares of common stock, with $0.001 par value, outstanding at October 28, 2016.

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

We own and operate a diversified group of businesses that provide services to other businesses, government agencies and individuals primarily in the U.S. The businesses we own and operate include:

•	International-Matex Tank Terminals, or IMTT: a bulk liquid terminals business providing bulk liquid storage, handling and other services to third parties at ten marine terminals in the United States and two in Canada;
•	Atlantic Aviation: a provider of fuel, terminal, aircraft hangaring and other services primarily to owners and operators of general aviation (GA) aircraft at 69 airports in the United States;
•	Contracted Power and Energy segment, or CP&E: ownership of a gas-fired power facility and controlling interests in wind and solar power facilities in the United States; and
•	MIC Hawaii: ownership of an energy company that processes and distributes gas and provides related services (Hawaii Gas), controlling interests in renewable and distributed power facilities and ownership of a design-build mechanical contractor focused on energy efficiency, all based in Hawaii.

Our businesses generally operate in sectors with barriers to entry including high initial development and construction costs, long-term contracts or the requirement to obtain government approvals and a lack of immediate cost-effective alternatives to the services provided. Overall they tend to generate sustainable, stable and growing cash flows over the long term.

Overview

In addition to our results under U.S. GAAP, we use certain non-GAAP measures to assess the performance and prospects of our businesses. In particular, we use Free Cash Flow, EBITDA excluding non-cash items and certain proportionately combined financial metrics. Proportionately combined financial metrics reflect MIC Corporate and our ownership interest in each of our businesses.

In analyzing the financial performance of our businesses, we focus primarily on cash generation and Free Cash Flow in particular. We believe investors use Free Cash Flow as a measure of our ability to sustain and potentially increase our quarterly cash dividend and to fund a portion of our growth.

We measure EBITDA excluding non-cash items as it reflects our businesses’ ability to effectively manage the volume of products sold or services provided, the margin earned on those transactions and the management of operating expenses independent of the capitalization and tax attributes of those businesses.

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

At IMTT, we focus on providing bulk liquid storage, handling and other services for customers who place a premium on ease of access and operational flexibility. The substantial majority of IMTT’s revenue is generated pursuant to “take-or-pay” contracts providing access to storage tank capacity and ancillary services.

At Atlantic Aviation, our focus is on attracting and maintaining relationships with GA aircraft owners and pilots and encouraging them to purchase fuel and other services from our fixed base operations (FBOs). Atlantic Aviation’s gross profit is correlated with the number of GA flight movements in the U.S. and the business’ ability to service a portion of the aircraft involved in those operations.

The businesses that comprise our CP&E segment generate revenue by producing and selling electric power pursuant primarily to long-dated power purchase agreements (PPAs) and tolling agreements with creditworthy off-takers.

MIC Hawaii comprises Hawaii Gas and several smaller businesses collectively engaged in reducing the cost and improving the reliability and sustainability of energy in Hawaii. The businesses of MIC Hawaii generate revenue primarily from the provision of gas services to commercial, residential and governmental customers, the generation of power and the design and construction of building mechanical systems.

Dividends

Since January 1, 2015, MIC has paid or declared the following dividends:

Declared	Period Covered	$ per Share	Record Date	Payable Date
October 27, 2016	Third quarter 2016	$1.29	November 10, 2016	November 15, 2016
July 28, 2016	Second quarter 2016	$1.25	August 11, 2016	August 16, 2016
April 28, 2016	First quarter 2016	$1.20	May 12, 2016	May 17, 2016
February 18, 2016	Fourth quarter 2015	$1.15	March 3, 2016	March 8, 2016
October 29, 2015	Third quarter 2015	$1.13	November 13, 2015	November 18, 2015
July 30, 2015	Second quarter 2015	$1.11	August 13, 2015	August 18, 2015
April 30, 2015	First quarter 2015	$1.07	May 14, 2015	May 19, 2015
February 17, 2015	Fourth quarter 2014	$1.02	March 2, 2015	March 5, 2015

We currently intend to maintain, and where possible, increase our quarterly cash dividend to our shareholders. The MIC Board has authorized a quarterly cash dividend of $1.29 per share for the quarter ended September 30, 2016, or a 3.2% increase over the dividend for the quarter ended June 30, 2016 and 14.2% increase over the dividend for the quarter ended September 30, 2015. In determining whether to adjust the amount of our quarterly dividend, our Board will take into account such matters as the state of the capital markets and general business conditions, the Company’s financial condition, results of operations, capital requirements, capital opportunities and any contractual, legal and regulatory restrictions on the payment of dividends by the Company to its shareholders or by its subsidiaries to the Company, and any other factors that it deems relevant, subject to maintaining a prudent level of reserves and without creating undue volatility in the amount of such dividends where possible. Moreover, the Company’s senior secured credit facility and the debt commitments at our businesses contain restrictions that may limit the Company’s ability to pay dividends. Although historically we have declared cash dividends on our shares, any or all of these or other factors could result in the modification of our dividend policy, or the reduction, modification or elimination of our dividend in the future.

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

Results of Operations

Consolidated

Key Factors Affecting Operating Results for the Quarter:

•	an improvement in gross profit; and
•	an increase in other income, net, from our IMTT and CP&E businesses; partially offset by
•	an increase in selling, general and administrative expenses.

Our consolidated results of operations are as follows:

	Quarter Ended September 30,		Change Favorable/(Unfavorable)		Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2016	2015	$	%	2016	2015	$	%
	($ In Thousands, Except Share and Per Share Data) (Unaudited)
Revenue
Service revenue	$323,975	$319,827	4,148	1.3	$942,437	$973,638	(31,201)	(3.2)
Product revenue	96,549	95,882	667	0.7	272,053	264,258	7,795	2.9
Total revenue	420,524	415,709	4,815	1.2	1,214,490	1,237,896	(23,406)	(1.9)
Costs and expenses
Cost of services (exclusive of depreciation and amortization of intangibles shown separately below)	134,512	138,353	3,841	2.8	371,832	420,187	48,355	11.5
Cost of product sales (exclusive of depreciation and amortization of intangibles shown separately below)	39,845	41,035	1,190	2.9	107,923	125,409	17,486	13.9
Gross profit	246,167	236,321	9,846	4.2	734,735	692,300	42,435	6.1
Selling, general and administrative	77,468	73,901	(3,567)	(4.8)	222,182	225,618	3,436	1.5
Fees to Manager-related party	18,382	18,118	(264)	(1.5)	49,570	337,950	288,380	85.3
Depreciation	59,242	53,070	(6,172)	(11.6)	172,125	162,293	(9,832)	(6.1)
Amortization of intangibles	15,417	17,783	2,366	13.3	49,917	83,656	33,739	40.3
Total operating expenses	170,509	162,872	(7,637)	(4.7)	493,794	809,517	315,723	39.0
Operating income (loss)	75,658	73,449	2,209	3.0	240,941	(117,217)	358,158	NM
Other income (expense)
Interest income	27	21	6	28.6	85	34	51	150.0
Interest expense(1)	(20,871)	(54,761)	33,890	61.9	(117,268)	(108,624)	(8,644)	(8.0)
Other income, net	16,689	772	15,917	NM	20,389	2,392	17,997	NM
Net income (loss) before income taxes	71,503	19,481	52,022	NM	144,147	(223,415)	367,562	164.5
(Provision) benefit for income taxes	(29,022)	(11,139)	(17,883)	(160.5)	(60,409)	77,725	(138,134)	(177.7)
Net income (loss)	$42,481	$8,342	34,139	NM	$83,738	$(145,690)	229,428	157.5
Less: net income (loss) attributable to noncontrolling interests	455	(2,296)	(2,751)	(119.8)	165	(4,230)	(4,395)	(103.9)
Net income (loss) attributable to MIC	$42,026	$10,638	31,388	NM	$83,573	$(141,460)	225,033	159.1
Basic income (loss) per share attributable to MIC	$0.52	$0.13	0.39	NM	$1.04	$(1.83)	2.87	156.8
Weighted average number of shares outstanding: basic	81,220,841	79,625,436	1,595,405	2.0	80,570,192	77,364,257	3,205,935	4.1

NM — Not meaningful

(1)	Interest expense includes gains on derivative instruments of $3.7 million and losses on derivative instruments of $43.0 million for the quarter and nine months ended September 30, 2016, respectively. For the quarter and nine months ended September 30, 2015, interest expense includes losses on derivative instruments of $29.5 million and $38.4 million, respectively.

Results of Operations: Consolidated – (continued)

Gross Profit

Consolidated gross profit increased for the quarter and nine months ended September 30, 2016 compared with the quarter and nine months ended September 30, 2015 primarily reflecting improved results at Atlantic Aviation and CP&E, principally our renewables business, and contribution from acquisitions within MIC Hawaii. In addition, consolidated gross profit increased for the nine months ended September 30, 2016 due to the contribution from the acquisition of Bayonne Energy Center (BEC) and unrealized gains on commodity hedges at Hawaii Gas.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the quarter ended September 30, 2016 compared with the quarter ended September 30, 2015 primarily due to costs associated with acquired FBOs, higher salaries and benefit costs and higher rent expense at Atlantic Aviation, transactional and incremental costs from new acquisitions at MIC Hawaii and professional fees associated with the implementation of a shared services center.

Selling, general and administrative expenses decreased for the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015 primarily due to absence of transaction costs related to the BEC acquisition, costs associated with the Conversion and a decrease in costs at CP&E, primarily our renewables business. The decrease is partially offset by incremental expenses associated with BEC for the first quarter of 2016 and the increases reflected in the quarter ended September 30, 2016.

Fees to Manager

Our Manager is entitled to a monthly base management fee based primarily on our market capitalization, and potentially a quarterly performance fee, based on our total shareholder return relative to a U.S. utilities index. For the quarter and nine months ended September 30, 2016, we incurred base management fees of $18.4 million and $49.6 million, respectively, and no performance fees. For the quarter and nine months ended September 30, 2015, we incurred base management fees of $18.1 million and $53.6 million, respectively, and performance fees of $284.4 million for the nine months ended September 30, 2015. In accordance with the Third Amended and Restated Management Service Agreement, our Manager has currently elected to reinvest base management fees, and performance fees, if any, in additional shares.

The unpaid portion of the base management fees and performance fees, if any, at the end of each reporting period is included in “Due to Manager-related party” in our consolidated condensed balance sheets. The following table shows our Manager’s reinvestment of its base management fees and performance fees, if any, in shares, except as noted:

Period	Base Management Fee Amount ($ in thousands)	Performance Fee Amount ($ in thousands)	Shares Issued
2016 Activities:
Third quarter 2016	$18,382	$—	232,488	(1)
Second quarter 2016	16,392	—	232,835
First quarter 2016	14,796	—	234,179
2015 Activities:
Fourth quarter 2015	$17,009	$—	227,733
Third quarter 2015	18,118	—	226,914
Second quarter 2015	18,918	135,641	1,167,873	(2)
First quarter 2015	16,545	148,728	2,068,038

(1)	Our Manager elected to reinvest all of the monthly base management fees for the third quarter of 2016 in shares. We issued 232,488 shares for the quarter ended September 30, 2016, including 77,751 shares that were issued in October 2016 for the September 2016 monthly base management fee.

Results of Operations: Consolidated – (continued)

(2)	In July 2015, our Board requested, and our Manager agreed, that $67.8 million of the performance fee for the quarter ended June 30, 2015 be settled in cash in July 2015 to minimize dilution. The remaining $67.8 million obligation was settled and reinvested in 944,046 shares by our Manager on August 1, 2016 using the June 2016 volume weighted average share price of $71.84.

Depreciation

Depreciation expense increased for the quarter and nine months ended September 30, 2016 compared with the quarter and nine months ended September 30, 2015 primarily due to the write-off of damaged tanks and docks at IMTT and the depreciation associated with FBOs acquired by Atlantic Aviation. The increase in depreciation expense for the nine months ended September 30, 2016 also includes the depreciation associated with the BEC acquisition, partially offset by the absence of non-cash impairments at Atlantic Aviation.

Amortization of Intangibles

Amortization of intangibles decreased for the quarter and nine months ended September 30, 2016 compared with the quarter and nine months ended September 30, 2015 primarily due to certain intangibles being fully amortized at Atlantic Aviation. The decrease in amortization of intangibles for the nine months ended September 30, 2016 also reflects the absence of non-cash impairments at Atlantic Aviation recorded during the first quarter of 2015, partially offset by the incremental amortization of intangibles associated with BEC.

Interest Expense and Gains (Losses) on Derivative Instruments

Interest expense includes gains on derivative instruments of $3.7 million and losses on derivative instruments of $43.0 million for the quarter and nine months ended September 30, 2016, respectively, compared with losses on derivative instruments of $29.5 million and $38.4 million for the quarter and nine months ended September 30, 2015, respectively. Gains and losses on derivatives recorded in interest expense are attributable to the change in fair value of interest rate hedging instruments. For the nine months ended September 30, 2016, interest expense also included the non-cash write-off of deferred financing costs at MIC Hawaii related to the refinancing of its $80.0 million term loan and its $60.0 million revolving credit facility. For the nine months ended September 30, 2015, interest expense also included the non-cash write-off of deferred financing costs at IMTT related to the May 2015 refinancing.

Excluding the derivative adjustments and deferred financing cost write-offs, interest expense decreased for the quarter and nine months ended September 30, 2016 compared with the quarter and nine months ended September 30, 2015 primarily due to the overall lower weighted average interest rate, partially offset by higher average debt balance. See discussions on interest expense for each of our operating businesses below.

As part of the refinancing of IMTT’s debt in May 2015, IMTT paid $31.4 million in interest rate swap breakage fees related to the termination of out-of-the-money interest rate swap contracts related to prior debt facilities. In July 2015, the Company fully repaid the outstanding debt balance at BEC and paid $19.2 million in interest rate swap breakage fees. See further discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

Other Income, net

Other income, net, increased for the quarter and nine months ended September 30, 2016 compared with the quarter and nine months ended September 30, 2015 primarily due to insurance recoveries on damaged docks at IMTT and escrow proceeds received during the current quarter related to our acquisition of BEC.

Income Taxes

We file a consolidated federal income tax return that includes the financial results for IMTT, Atlantic Aviation, BEC, MIC Hawaii and our allocable share of the taxable income (loss) from our solar and wind power facilities, which are treated as partnerships for tax purposes. Pursuant to a tax sharing agreement, the businesses included in our consolidated federal income tax return, pay MIC an amount equal to the federal income tax each would have paid on a standalone basis as if they were not part of the MIC consolidated federal income tax return.

Results of Operations: Consolidated – (continued)

The change from income tax benefit for the nine months ended September 30, 2015 to income tax expense for the nine months ended September 30, 2016 is primarily due to the absence of any tax benefit in 2016 associated with the performance fees incurred during the first half of 2015. The change in tax rate from a benefit of 34.8% for the nine months ended September 30, 2015 to a tax expense of 41.9% for the nine months ended September 30, 2016 was primarily attributable to the impact of the performance fee on taxable income for 2015.

For the year ending December 31, 2016, we expect any consolidated federal income tax liability to be fully offset by our net operating loss carryforwards (NOLs). We believe that we will be able to use all of our federal prior year NOLs prior to their expiration. Our federal NOL balance at December 31, 2015 was $426.2 million. As a result of having federal NOLs, together with planned tax strategies, we do not expect to make regular federal tax payments any earlier than the second half of 2019. For the year ending December 31, 2016, we expect to report taxable income of approximately $51.0 million and pay approximately $37,000 in Alternative Minimum Tax.

For the year ending December 31, 2016, we expect to pay state income taxes of approximately $6.4 million. In calculating our consolidated state income tax provision, we have provided a valuation allowance for certain state income tax NOLs, the use of which is uncertain.

Protecting Americans from Tax Hikes Act (PATH Act)

The PATH Act retroactively extends several tax provisions applicable to corporations, including the extension of 50% bonus depreciation for certain assets placed in service in 2015, 2016 and 2017, 40% bonus depreciation for eligible property placed in service in 2018 and 30% bonus depreciation for eligible property placed in service in 2019. Other than the extension of the bonus depreciation provision, the Company does not expect the provisions of the PATH Act to have a material effect on its tax profile.

Free Cash Flow, Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Proportionately Combined Metrics

In addition to our results under U.S. GAAP, we use certain non-GAAP measures to assess the performance and prospects of our businesses. In particular, we use Free Cash Flow, EBITDA excluding non-cash items and certain proportionately combined financial metrics. Proportionately combined financial metrics reflect MIC Corporate and our ownership interest in each of our businesses.

In analyzing the financial performance of our businesses, we focus primarily on cash generation and Free Cash Flow in particular. We believe investors use Free Cash Flow as a measure of our ability to sustain and potentially increase our quarterly cash dividend and to fund a portion of our growth.

We measure EBITDA excluding non-cash items as it reflects our businesses’ ability to effectively manage the volume of products sold or services provided, the margin earned on those transactions and the management of operating expenses independent of the capitalization and tax attributes of those businesses.

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

Results of Operations: Consolidated – (continued)

We define Free Cash Flow as cash from operating activities — the most comparable GAAP measure — , which includes cash paid for interest, taxes and pension contributions, less maintenance capital expenditures, which includes principal repayments on capital lease obligations used to fund maintenance capital expenditures, and excludes changes in working capital. We define EBITDA excluding non-cash items as net income (loss) or earnings — the most comparable GAAP measure — before interest, taxes, depreciation and amortization and non-cash items including impairments, unrealized derivative gains and losses and adjustments for other non-cash items reflected in the statements of operations. EBITDA excluding non-cash items also excludes base management fees and performance fees, if any, whether paid in cash or stock. In this Quarterly Report on Form 10-Q, we have disclosed Free Cash Flow on a consolidated basis and for each of our operating segments and MIC Corporate. We believe that both Free Cash Flow and EBITDA excluding non-cash items support a more complete understanding of the business factors and economic trends reflected in the financial performance of our businesses than would otherwise be achieved using GAAP results alone.

Free Cash Flow reflects the ability of our businesses to generate cash on an ongoing basis, in part in support of our dividend and to fund a portion of our growth. Our businesses can be characterized as owners of high-value, long-lived assets which are capable of generating Free Cash Flow in excess of GAAP net income as a result of: (i) non-cash depreciation, amortization and any impairment charges; (ii) our ability to defer all or a portion of current federal income taxes; (iii) non-cash unrealized gains or losses on derivative instruments; and, (iv) various other non-cash items such as pension expense, amortization of tolling liabilities and gains (losses) on disposal of assets. The non-cash pension expense primarily consists of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses. Any cash contributions to pension plans are reflected as a reduction to Free Cash Flow, as noted above. In addition, management uses Free Cash Flow as a measure of our ability to sustain and potentially increase our quarterly cash dividend and to fund a portion of our growth. We believe that external consumers of our financial statements, including investors and research analysts, use this metric to assess our performance and as an indicator of our success in generating a cash return on investment.

Free Cash Flow does not take into consideration required payments on indebtedness and other fixed obligations or the other cash items that are excluded from our definition of Free Cash Flow. We note that Free Cash Flow may be calculated differently by other companies thereby limiting its usefulness as a comparative measure. Free Cash Flow should be used as a supplemental measure to help understand our financial performance and not in lieu of our financial results reported under GAAP.

Classification of Maintenance Capital Expenditures and Growth Capital Expenditures

We categorize capital expenditures as either maintenance capital expenditures or growth capital expenditures. As neither maintenance capital expenditure nor growth capital expenditure is a GAAP term, we have adopted a framework to categorize specific capital expenditures. In broad terms, maintenance capital expenditures primarily maintain our businesses at current levels of operations, capability, profitability or cash flow, while growth capital expenditures primarily provide new or enhanced levels of operations, capability, profitability or cash flow. We consider a number of factors in determining whether a specific capital expenditure will be classified as maintenance or growth.

In some cases, specific capital expenditures contain characteristics of both maintenance and growth capital expenditures. We do not bifurcate specific capital expenditures into growth and maintenance components. Each discrete capital expenditure is considered within the above framework and the entire capital expenditure is classified as either maintenance or growth.

Results of Operations: Consolidated – (continued)

A reconciliation of net income (loss) to EBITDA excluding non-cash items and a reconciliation from cash provided by operating activities to Free Cash Flow, on a consolidated basis, is provided below. Similar reconciliations for each of our operating businesses and MIC Corporate follow.

	Quarter Ended September 30,		Change Favorable/(Unfavorable)		Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2016	2015	$	%	2016	2015	$	%
	($ In Thousands) (Unaudited)
Net income (loss)	$42,481	$8,342			$83,738	$(145,690)
Interest expense, net(1)	20,844	54,740			117,183	108,590
Provision (benefit) for income taxes	29,022	11,139			60,409	(77,725)
Depreciation	59,242	53,070			172,125	162,293
Amortization of intangibles	15,417	17,783			49,917	83,656
Fees to Manager-related party(2)	18,382	18,118			49,570	337,950
Other non-cash expense (income), net(3)	1,435	(484)			(3,360)	860
EBITDA excluding non-cash items	$186,823	$162,708	24,115	14.8	$529,582	$469,934	59,648	12.7
EBITDA excluding non-cash items	$186,823	$162,708			$529,582	$469,934
Interest expense, net(1)	(20,844)	(54,740)			(117,183)	(108,590)
Adjustments to derivative instruments recorded in interest expense(1)	(8,832)	24,243			27,639	17,209
Amortization of debt financing costs(1)	2,287	2,191			7,536	6,757
Interest rate swap breakage fees	—	(19,171)			—	(50,556)
Provision/benefit for income taxes, net of changes in deferred taxes	(1,115)	(150)			(5,283)	(598)
Changes in working capital(2)	751	(54,106)			(5,303)	(79,237)
Cash provided by operating activities	159,070	60,975			436,988	254,919
Changes in working capital(2)	(751)	54,106			5,303	79,237
Maintenance capital expenditures	(24,472)	(20,758)			(44,725)	(38,263)
Free cash flow	$133,847	$94,323	39,524	41.9	$397,566	$295,893	101,673	34.4

(1)	Interest expense, net, includes adjustment to derivative instruments and non-cash amortization of deferred financing fees. Interest expense also included a non-cash write-off of deferred financing fees related to the February 2016 refinancing at Hawaii Gas for the nine months ended September 30, 2016 and a non-cash write-off of deferred financing costs related to the May 2015 refinancing at IMTT for the nine months ended September 30, 2015.
(2)	In July 2015, our Board requested, and our Manager agreed, that $67.8 million of the performance fee for the quarter ended June 30, 2015 be settled in cash in July 2015 to minimize dilution. The remaining $67.8 million obligation was settled and reinvested in 944,046 shares by our Manager on August 1, 2016 using the June 2016 volume weighted average share price of $71.84.
(3)	Other non-cash expense (income), net, primarily includes non-cash pension expense, amortization of tolling liabilities, unrealized gains (losses) on commodity hedges and non-cash gains (losses) related to disposal of assets. See “Free Cash Flow, Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Proportionately Combined Metrics” above for a further discussion.

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

	Quarter Ended September 30,		Change Favorable/(Unfavorable)		Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2016	2015	$	%	2016	2015	$	%
	($ In Thousands) (Unaudited)
Free Cash Flow – Consolidated basis	$133,847	$94,323	39,524	41.9	$397,566	$295,893	101,673	34.4
100% of CP&E Free Cash Flow included in consolidated Free Cash Flow	(26,718)	(2,577)			(56,532)	(9,607)
MIC’s share of CP&E Free Cash Flow	24,773	1,040			50,580	5,496
100% of MIC Hawaii Free Cash Flow included in consolidated Free Cash Flow	(8,696)	(9,121)			(30,432)	(35,728)
MIC’s share of MIC Hawaii Free Cash Flow	8,694	9,121			30,430	35,728
Free Cash Flow – Proportionately Combined basis	$131,900	$92,786	39,114	42.2	$391,612	$291,782	99,830	34.2

Results of Operations: IMTT

Key Factors Affecting Operating Results for the Quarter:

•	an increase in gross profit primarily due to:
•	a decrease in cost of services;
•	an increase in heating revenue; and
•	an increase in revenue from firm commitments; partially offset by
•	a decline in gross profit from spill response activities.

Results of Operations: IMTT – (continued)

	Quarter Ended September 30,		Change Favorable/(Unfavorable)		Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2016	2015			2016	2015
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Revenues	133,143	135,436	(2,293)	(1.7)	396,786	415,881	(19,095)	(4.6)
Cost of services (exclusive of depreciation and amortization of intangibles shown separately below)	53,085	55,990	2,905	5.2	149,845	170,633	20,788	12.2
Gross profit	80,058	79,446	612	0.8	246,941	245,248	1,693	0.7
General and administrative expenses	8,358	8,903	545	6.1	24,322	24,909	587	2.4
Depreciation and amortization	35,709	32,233	(3,476)	(10.8)	103,612	99,785	(3,827)	(3.8)
Operating income	35,991	38,310	(2,319)	(6.1)	119,007	120,554	(1,547)	(1.3)
Interest expense, net(1)	(7,827)	(19,045)	11,218	58.9	(41,462)	(32,214)	(9,248)	(28.7)
Other income, net	13,495	549	12,946	NM	16,947	1,950	14,997	NM
Provision for income taxes	(17,079)	(8,053)	(9,026)	(112.1)	(38,717)	(36,801)	(1,916)	(5.2)
Net income(2)	24,580	11,761	12,819	109.0	55,775	53,489	2,286	4.3
Less: net income attributable to noncontrolling interests	—	172	172	100.0	59	530	471	88.9
Net income attributable to MIC(2)	24,580	11,589	12,991	112.1	55,716	52,959	2,757	5.2
Reconciliation of net income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income(2)	24,580	11,761			55,775	53,489
Interest expense, net(1)	7,827	19,045			41,462	32,214
Provision for income taxes	17,079	8,053			38,717	36,801
Depreciation and amortization	35,709	32,233			103,612	99,785
Other non-cash expense, net(3)	1,825	1,769			6,045	4,624
EBITDA excluding non-cash items	87,020	72,861	14,159	19.4	245,611	226,913	18,698	8.2
EBITDA excluding non-cash items	87,020	72,861			245,611	226,913
Interest expense, net(1)	(7,827)	(19,045)			(41,462)	(32,214)
Adjustments to derivative instruments recorded in interest expense(1)	(2,433)	8,474			10,723	2,140
Amortization of debt financing costs(1)	411	408			1,242	1,937
Interest rate swap breakage fees	—	—			—	(31,385)
Provision for income taxes, net of changes in deferred taxes	(904)	(52)			(3,071)	(156)
Changes in working capital	(1,243)	8,686			(11,726)	(9,667)
Cash provided by operating activities	75,024	71,332			201,317	157,568
Changes in working capital	1,243	(8,686)			11,726	9,667
Maintenance capital expenditures	(19,860)	(12,036)			(33,099)	(20,550)
Free cash flow	56,407	50,610	5,797	11.5	179,944	146,685	33,259	22.7

NM — Not meaningful

(1)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees. For the nine months ended September 30, 2015, interest expense also includes non-cash write-off of deferred financing costs related to the May 2015 refinancing.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.
(3)	Other non-cash expense, net, primarily includes non-cash adjustments related to pension expense and non-cash gains (losses) related to disposal of assets. See “Free Cash Flow, Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Proportionately Combined Metrics” above for a further discussion.

Results of Operations: IMTT – (continued)

Revenue

IMTT generates the majority of its revenue from contracts typically comprising a fixed monthly charge (that escalates annually with inflation) for access to or use of its infrastructure. We refer to revenue generated from such contracts or fixed charges as firm commitments. Firm commitments are generally of medium term duration and at the end of the third quarter in 2016, had a revenue weighted average remaining life of approximately two and half years. Revenue from firm commitments comprised 81.5% of total revenue in the quarter ended September 30, 2016.

For the quarter and nine months ended September 30, 2016, total revenue decreased by $2.3 million and $19.1 million, respectively, compared with the quarter and nine months ended September 30, 2015. The decreases reflect primarily a reduced level of spill response activity on the part of IMTT’s subsidiary, OMI Environmental Solutions (OMI), and a decrease in rail services revenue principally in connection with the reduced demand for Canadian crude oil in the U.S. The decline in rail service revenues was more than offset by an increase in other revenue from firm commitments, primarily due to an increase in utilization, such that revenue from total firm commitments increased slightly in both the quarter and nine months period. However, the increase in revenue from total firm commitments was more than offset by a decline in ancillary (non-firm commitment) revenue.

Consistent with strong demand patterns across petroleum product storage markets, capacity utilization was higher than historically normal levels at 96.7% and 96.4% for the quarter and nine months ended September 30, 2016, respectively, compared with 94.7% and 94.8% for the quarter and nine months ended September 30, 2015, respectively. The business expects utilization rates to revert to historical levels of 94% to 96% in the medium term.

Costs (Cost of Services and General and Administrative Expenses)

Costs were 5.3% and 10.9% lower in the quarter and nine months ended September 30, 2016 compared with the quarter and nine months ended September 30, 2015, respectively. The reduction in costs was primarily the result of lower costs associated with OMI as a result of a lower level of spill related activity, lower fuel costs, improved cost controls and the continued realization of efficiencies following our acquisition of the second half of IMTT in 2014.

Depreciation and Amortization

Depreciation and amortization expense increased for the quarter and nine months ended September 30, 2016 compared with the quarter and nine months ended September 30, 2015 primarily due to the write-off of tanks and docks.

Interest Expense, net

Interest expense includes gains on derivative instruments of $1.4 million and losses on derivative instruments of $14.0 million for the quarter and nine months ended September 30, 2016, respectively, compared with losses on derivative instruments of $9.8 million and $11.1 million for the quarter and nine months ended September 30, 2015, respectively. Excluding the derivative adjustments, interest expense decreased for the quarter ended September 30, 2016 compared with the quarter ended September 30, 2015 due to lower interest rates partially offset by a higher average debt balance. Excluding the derivative adjustments, interest expense increased for the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015 due to a higher average debt balance partially offset by lower interest rates. The weighted average interest rate on all outstanding debt facilities, including interest rate swaps, was 3.39% at September 30, 2016.

Cash interest paid totaled $3.9 million and $23.4 million for the quarter and nine months ended September 30, 2016, respectively, compared with $4.2 million and $18.0 million for the quarter and nine months ended September 30, 2015, respectively.

Results of Operations: IMTT – (continued)

As part of the refinancing of its debt in May 2015, IMTT paid $31.4 million in interest rate swap breakage fees related to the termination of out-of-the-money interest rate swap contracts related to prior debt facilities. See further discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

Other Income, net

IMTT maintains insurance against the loss of use or damage to IMTT’s facilities. The business incurred insured losses in connection with damage done to various docks in Bayonne and Gretna for which recoveries of approximately $13.0 million and $15.5 million were recorded during the quarter and nine months ended September 30, 2016, respectively.

Income Taxes

The federal taxable income generated by IMTT is reported as part of our consolidated federal tax return. The business files state income tax returns in the states in which it operates. For the year ending December 31, 2016, the business expects to pay state income taxes of approximately $3.0 million. The “Provision for income taxes, net of changes in deferred taxes” of $3.1 million for the nine months ended September 30, 2016 in the above table includes $2.2 million of state income taxes and $881,000 of federal income tax. Any current federal income tax payable is expected to be offset in consolidation with the application of NOLs at the MIC holding company level.

The significant difference between IMTT’s book and federal taxable income relates to depreciation of terminal fixed assets. For book purposes, these fixed assets are depreciated primarily over 15 to 30 years using the straight-line method of depreciation. For federal income tax purposes, these fixed assets are depreciated primarily over 5 to 15 years using accelerated methods. Most terminal fixed assets placed in service between 2012 through 2015 qualified for the federal 50% bonus tax depreciation. A significant portion of Louisiana terminal fixed assets constructed after Hurricane Katrina were financed with Gulf Opportunity Zone Bonds (GO Zone Bonds). GO Zone Bond financed assets are depreciated, for tax purposes, primarily over 9 to 20 years using the straight-line depreciation method. Most of the states in which the business operates do not allow the use of 50% bonus tax depreciation. However, Louisiana allows the use of 50% bonus depreciation except for assets financed with GO Zone Bonds.

Maintenance Capital Expenditures

For the nine months ended September 30, 2016, IMTT incurred maintenance capital expenditures of $33.1 million and $34.5 million on an accrual basis and cash basis, respectively, compared with $20.6 million and $16.9 million on an accrual basis and cash basis, respectively, for the nine months ended September 30, 2015. The increase in maintenance capital expenditures for the nine months ended September 30, 2016 was primarily a result of $13.9 million of expenditures associated with the rebuilding of damaged docks at IMTT’s Gretna and Bayonne terminals. IMTT anticipates deploying approximately $40.0 million in maintenance capital expenditures for the full year 2016 inclusive of the $13.9 million associated with the dock rebuilding that was reimbursed. The property insurance recoveries are recorded in “Other Income, net” in the above statement of operations.

Other Matters

A portion of the labor force at IMTT’s Bayonne, NJ facility is unionized. The collective bargaining agreement under which the unionized employees have been working was originally scheduled to expire on June 20, 2016. Negotiation of a new agreement is underway and the current contract has been extended through November 30, 2016 to facilitate additional discussions between IMTT management and the union representatives. The business has commenced implementation of contingency plans in the event of work stoppage/job action.

Results of Operations: Atlantic Aviation

Key Factors Affecting Operating Results for the Quarter:

•	an increase in same store gross profit; and
•	contributions from acquired FBOs; partially offset by
•	higher selling, general and administrative expenses.

	Quarter Ended September 30,		Change Favorable/(Unfavorable)		Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2016	2015			2016	2015
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Revenues	186,823	184,391	2,432	1.3	544,029	557,757	(13,728)	(2.5)
Cost of services (exclusive of depreciation and amortization of intangibles shown separately below)	77,524	82,363	4,839	5.9	218,126	249,554	31,428	12.6
Gross profit	109,299	102,028	7,271	7.1	325,903	308,203	17,700	5.7
Selling, general and administrative expenses	53,027	51,180	(1,847)	(3.6)	157,019	153,226	(3,793)	(2.5)
Depreciation and amortization	22,148	22,494	346	1.5	69,041	104,019	34,978	33.6
Operating income	34,124	28,354	5,770	20.3	99,843	50,958	48,885	95.9
Interest expense, net(1)	(5,199)	(13,436)	8,237	61.3	(27,437)	(32,126)	4,689	14.6
Other (expense) income, net	(150)	(240)	90	37.5	191	(877)	1,068	121.8
Provision for income taxes	(11,543)	(5,854)	(5,689)	(97.2)	(29,258)	(7,440)	(21,818)	NM
Net income(2)	17,232	8,824	8,408	95.3	43,339	10,515	32,824	NM
Reconciliation of net income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income(2)	17,232	8,824			43,339	10,515
Interest expense, net(1)	5,199	13,436			27,437	32,126
Provision for income taxes	11,543	5,854			29,258	7,440
Depreciation and amortization	22,148	22,494			69,041	104,019
Other non-cash expense (income), net(3)	216	(5)			498	1,468
EBITDA excluding non-cash items	56,338	50,603	5,735	11.3	169,573	155,568	14,005	9.0
EBITDA excluding non-cash items	56,338	50,603			169,573	155,568
Interest expense, net(1)	(5,199)	(13,436)			(27,437)	(32,126)
Adjustments to derivative instruments recorded in interest expense(1)	(2,371)	5,346			4,416	7,927
Amortization of debt financing costs(1)	791	804			2,496	2,418
Provision for income taxes, net of changes in deferred taxes	(159)	(261)			(2,521)	(894)
Changes in working capital	5,142	2,086			11,412	292
Cash provided by operating activities	54,542	45,142			157,939	133,185
Changes in working capital	(5,142)	(2,086)			(11,412)	(292)
Maintenance capital expenditures	(2,075)	(6,785)			(5,816)	(12,966)
Free cash flow	47,325	36,271	11,054	30.5	140,711	119,927	20,784	17.3

NM — Not meaningful

(1)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.
(3)	Other non-cash expense (income), net, primarily includes non-cash gains (losses) related to disposal of assets. See “Free Cash Flow, Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Proportionately Combined Metrics” above for a further discussion.

Results of Operations: Atlantic Aviation – (continued)

Revenue and Gross Profit

The majority of the revenue and gross profit earned by Atlantic Aviation is generated through fueling GA aircraft at facilities located at 69 U.S. airports at which Atlantic Aviation operates. The business pursues a strategy of maintaining and, where appropriate, increasing dollar-based margins on fuel sales. Generally, fluctuations in the cost of fuel are passed through to the customer.

Revenues increased $2.4 million for the quarter ended September 30, 2016 compared with the quarter ended September 30, 2015 due to an increase in the volume of fuel sold, rental revenue and ancillary service revenues, partially offset by a significant decline in the wholesale cost of fuel. The increase in gross profit for the quarter ended September 30, 2016 compared with the quarter ended September 30, 2015 is primarily due to the increase in revenue and the decline in the wholesale cost of fuel.

Revenues decreased $13.7 million for the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015 as a result of a significant decline in the wholesale cost of fuel, partially offset by an increase in the volume of fuel sold, rental revenue and ancillary service revenues. The decline in the wholesale cost of fuel more than offset the reduction in revenues resulting in an increase in gross profit.

Our discussion of same store results in the current and prior comparable periods reflects contributions from FBOs that have been in operation for the same full months in each period, and excludes the costs of acquiring, integrating or disposing of FBOs. On a same store basis, gross profit increased 5.7% and 4.9% in the quarter and nine months ended September 30, 2016, respectively, compared with the quarter and nine months ended September 30, 2015 driven by an increase in fuel gross profit, ancillary services and hangar rentals.

Atlantic Aviation seeks to extend FBO leases prior to their maturity to improve our visibility into the cash generating capacity of these assets. Atlantic Aviation calculates the weighted average lease life based on EBITDA excluding non-cash items in the prior calendar year adjusted for the impact of acquisitions/dispositions. At September 30, 2016, the weighted average lease life increased to 19.5 years compared with 19.0 years at September 30, 2015, notwithstanding the passage of one year, as a result of successful extension and acquisition of leaseholds.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased in the quarter and nine months ended September 30, 2016 compared with the quarter and nine months ended September 30, 2015 primarily due to costs associated with acquired FBOs, higher salaries and benefit costs and higher rent expense. On a same store basis, costs were 3.6% and 2.7% higher in the quarter and nine months ended September 30, 2016, respectively, compared with the quarter and nine months ended September 30, 2015.

Depreciation and Amortization

Depreciation and amortization expense decreased for quarter ended September 30, 2016 compared with quarter ended September 30, 2015 primarily due to certain intangibles being fully amortized, partially offset by depreciation associated with FBOs acquired. Depreciation and amortization expense decreased for the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015 primarily as a result of the absence of non-cash impairments. The non-cash impairments incurred during the first quarter of 2015 were attributable to the reassessment of the useful lives of contractual arrangements and leasehold and land improvements related to leases at certain airports and a change in the lease terms at one base.

Results of Operations: Atlantic Aviation – (continued)

Interest Expense, Net

Interest expense includes gains on derivative instruments of $257,000 and losses on derivative instruments of $10.7 million for the quarter and nine months ended September 30, 2016, respectively, compared with losses on derivative instruments of $7.5 million and $14.3 million for the quarter and nine months ended September 30, 2015, respectively. Excluding the derivative adjustments, interest expense decreased for the quarter and nine months ended September 30, 2016 compared with the quarter and nine months ended September 30, 2015 due to lower average debt balances. The weighted average interest rate on all outstanding debt facilities, including interest rate swaps, was 4.63% at September 30, 2016. Cash interest paid was $6.7 million and $20.4 million for the quarter and nine months ended September 30, 2016, respectively, compared with $7.7 million and $22.1 million for the quarter and nine months ended September 30, 2015, respectively.

Income Taxes

The federal taxable income generated by Atlantic Aviation is reported as part of our consolidated federal income tax return. The business files state income tax returns in the states in which it operates. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business.

For the year ending December 31, 2016, the business expects to pay state income taxes of approximately $1.7 million. The “Provision for income taxes, net of changes in deferred taxes” of $2.5 million for the nine months ended September 30, 2016 in the above table includes $1.5 million of state income taxes and $1.0 million of federal income tax. Any current federal income tax payable is expected to be offset in consolidation with the application of NOLs at the MIC holding company level.

Maintenance Capital Expenditures

For the nine months ended September 30, 2016, Atlantic Aviation incurred maintenance capital expenditures of $5.8 million and $5.9 million on an accrual basis and cash basis, respectively, compared with $13.0 million and $11.5 million on an accrual basis and cash basis, respectively, for the nine months ended September 30, 2015. Maintenance capital expenditures for the periods presented were primarily to fund replacement of equipment at existing locations.

Results of Operations: Contracted Power and Energy

Key Factors Affecting Operating Results for the Quarter:

•	an increase in revenue and gross profit from improved solar and wind output; partially offset by
•	an increase in selling, general and administrative expenses.

	Quarter Ended September 30,		Change Favorable/(Unfavorable)		Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2016	2015			2016	2015
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Revenues	45,538	43,304	2,234	5.2	114,017	91,257	22,760	24.9
Cost of product sales (exclusive of depreciation and amortization of intangibles shown separately below)	7,344	6,702	(642)	(9.6)	17,495	14,485	(3,010)	(20.8)
Gross profit	38,194	36,602	1,592	4.3	96,522	76,772	19,750	25.7
Selling, general and administrative expenses	6,824	6,635	(189)	(2.8)	19,331	23,443	4,112	17.5
Depreciation and amortization	14,000	13,860	(140)	(1.0)	41,693	35,159	(6,534)	(18.6)
Operating income	17,370	16,107	1,263	7.8	35,498	18,170	17,328	95.4
Interest expense, net(1)	(2,764)	(16,567)	13,803	83.3	(31,614)	(27,850)	(3,764)	(13.5)
Other income (expense), net	3,531	(51)	3,582	NM	3,839	1,065	2,774	NM
Provision for income taxes	(8,013)	(3,266)	(4,747)	(145.3)	(7,626)	(6,131)	(1,495)	(24.4)
Net income (loss)(2)	10,124	(3,777)	13,901	NM	97	(14,746)	14,843	100.7
Less: net income (loss) attributable to noncontrolling interests	566	(2,468)	(3,034)	(122.9)	217	(4,760)	(4,977)	(104.6)
Net income (loss) attributable to MIC(2)	9,558	(1,309)	10,867	NM	(120)	(9,986)	9,866	98.8
Reconciliation of net income (loss) to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income (loss)(2)	10,124	(3,777)			97	(14,746)
Interest expense, net(1)	2,764	16,567			31,614	27,850
Provision for income taxes	8,013	3,266			7,626	6,131
Depreciation and amortization	14,000	13,860			41,693	35,159
Other non-cash income, net(3)	(1,459)	(2,224)			(5,424)	(4,972)
EBITDA excluding non-cash items	33,442	27,692	5,750	20.8	75,606	49,422	26,184	53.0
EBITDA excluding non-cash items	33,442	27,692			75,606	49,422
Interest expense, net(1)	(2,764)	(16,567)			(31,614)	(27,850)
Adjustments to derivative instruments recorded in interest expense(1)	(3,778)	10,417			11,994	7,005
Amortization of debt financing costs(1)	376	262			1,113	310
Interest rate swap breakage fees	—	(19,171)			—	(19,171)
Provision for income taxes, net of changes in deferred taxes	1	—			(8)	(2)
Changes in working capital	949	794			(1,909)	(3,904)
Cash provided by operating activities	28,226	3,427			55,182	5,810
Changes in working capital	(949)	(794)			1,909	3,904
Maintenance capital expenditures	(559)	(56)			(559)	(107)
Free cash flow	26,718	2,577	24,141	NM	56,532	9,607	46,925	NM

NM — Not meaningful

(1)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.
(3)	Other non-cash income, net, primarily includes amortization of tolling liabilities. See “Free Cash Flow, Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Proportionately Combined Metrics” above for a further discussion.

Results of Operations: Contracted Power and Energy – (continued)

Revenue and Gross Profit

Total revenue and gross profit increased for the quarter and nine months ended September 30, 2016 compared with the quarter and nine months ended September 30, 2015 as a result of improved solar and wind output. In addition, total revenue and gross profit increased for the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015 due to the acquisition of BEC on April 1, 2015. During the quarter and nine months ended September 30, 2016, solar resources were at long-term historical average. For the quarter and nine months ended September 30, 2016, wind resources were approximately 96% and 92%, respectively, of long-term historical average.

At BEC, revenue and gross profit decreased marginally in the quarter ended September 30, 2016 compared with the quarter ended September 30, 2015. Lower capacity prices in the quarter ended September 30, 2016 compared with the quarter ended September 30, 2015 were largely offset by higher utilization in the quarter ended September 30, 2016. Higher utilization was driven by higher than expected summer temperatures, which resulted in an average capacity factor of approximately 46% for the quarter ended September 30, 2016 compared with approximately 41% for the quarter ended September 30, 2015. We expect capacity prices covering November 2016 through April 2017, which impacts only the 37.5% untolled portion of BEC’s revenue, to be lower than in the prior comparable period. The remaining 62.5% of BEC’s revenue is generated pursuant to a tolling agreement with a creditworthy off-taker.

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses for the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015 was primarily due to absence of transaction costs related to the BEC acquisition, partially offset by incremental costs incurred from BEC related to the first quarter of 2016.

Depreciation and Amortization

Depreciation and amortization expense increased for the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015 primarily related to incremental depreciation and amortization associated with BEC for the first quarter of 2016.

Other Income (Expense), net

Other income (expense), net, increased for the quarter and nine months ended September 30, 2016 compared with the quarter and nine months ended September 30, 2015 primarily due to escrow proceeds received during the current quarter related to our acquisition of BEC.

Interest Expense, Net

Interest expense includes gains on derivative instruments of $1.9 million and losses on derivative instruments of $17.6 million for the quarter and nine months ended September 30, 2016, respectively, compared with losses on derivative instruments of $12.2 million and $12.6 million for the quarter and nine months ended September 30, 2015, respectively. Excluding the derivative adjustments, interest expense increased for the quarter ended September 30, 2016 compared with the quarter ended September 30, 2015 primarily due to higher average debt balance partially offset by lower interest rates. Excluding the derivative adjustments, interest expense decreased for the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015 primarily due to lower interest rates, principally on the BEC debt facilities, and lower average debt balances on all facilities.

The weighted average interest rate on all outstanding debt facilities, including interest rate swaps, was 4.32% at September 30, 2016. Cash interest paid totaled $6.1 million and $18.5 million for the quarter and nine months ended September 30, 2016, respectively, compared with $5.9 million and $20.6 million for the quarter and nine months ended September 30, 2015, respectively.

Results of Operations: Contracted Power and Energy – (continued)

In connection with the BEC acquisition in April 2015, the business assumed $509.1 million of debt facilities, of which $257.6 million was repaid on June 12, 2015 and the remaining balance of $251.5 million was repaid on July 20, 2015. As part of the repayment, BEC paid $19.2 million in interest rate swap breakage fees associated with the termination of out-of-the-money interest rate swap contracts. On August 10, 2015, BEC entered into new debt agreements. See further discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

Income Taxes

Our solar and wind power facilities are held in LLCs that are treated as partnerships for tax purposes. As such, these entities do not pay federal or state income taxes on a standalone basis, but each partner pays federal and state income taxes based on their allocated share of taxable income. For the year ending December 31, 2016, MIC expects its allocated share of the federal taxable income from these facilities to be a loss of approximately $23.0 million. For 2015, MIC’s allocated share of the taxable income from the solar and wind power facilities was a loss of approximately $36.0 million.

On April 1, 2015, we acquired 100% of BEC. The federal taxable income generated by BEC is reported as part of our consolidated federal income tax return and is subject to New York state income tax on a stand-alone basis. For the year ending December 31, 2016, the business does not expect to have a state income tax liability. We do not believe that the business will generate a current federal income tax liability for the year ending December 31, 2016. Future current federal taxable income attributable to BEC may be offset in consolidation with the application of NOLs at the MIC holding company level.

Other Matters

CP&E relies on a small number of suppliers to provide long term operations and maintenance (O&M) and other services for its facilities. One of those O&M providers, SunEdison, Inc. (SunEdison), filed for bankruptcy in April 2016. SunEdison has continued to perform its obligations as an O&M provider, and we expect it to continue to do so. CP&E has implemented contingency plans to mitigate any potential operational issues that might arise as a result of the inability of SunEdison to provide agreed upon services.

Results of Operations: MIC Hawaii

MIC Hawaii comprises Hawaii Gas and several smaller businesses collectively engaged in reducing the cost and improving the reliability and sustainability of energy in Hawaii. The businesses of MIC Hawaii generate revenue primarily from the provision of gas services to commercial, residential and governmental customers, the generation of power and the design and construction of building mechanical systems.

Key Factors Affecting Operating Results for the Quarter:

•	an increase in gross profit primarily due to:
•	contribution from acquisitions; and
•	an increase in the volume of gas sold; partially offset by
•	a decrease in margin per therm; and
•	an increase in selling, general and administrative expenses.

Results of Operations: MIC Hawaii – (continued)

	Quarter Ended September 30,		Change Favorable/(Unfavorable)		Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2016	2015			2016	2015
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Product revenues	51,011	52,578	(1,567)	(3.0)	158,036	173,001	(14,965)	(8.7)
Service revenues	5,258	—	5,258	NM	5,258	—	5,258	NM
Cost of product sales (exclusive of depreciation and amortization of intangibles shown separately below)	32,501	34,333	1,832	5.3	90,428	110,924	20,496	18.5
Cost of Service (exclusive of depreciation and amortization of intangibles shown separately below)	3,946	—	(3,946)	NM	3,946	—	(3,946)	NM
Gross profit	19,822	18,245	1,577	8.6	68,920	62,077	6,843	11.0
Selling, general and administrative expenses	6,540	5,162	(1,378)	(26.7)	16,230	15,380	(850)	(5.5)
Depreciation and amortization	2,802	2,266	(536)	(23.7)	7,696	6,986	(710)	(10.2)
Operating income	10,480	10,817	(337)	(3.1)	44,994	39,711	5,283	13.3
Interest expense, net(1)	(1,571)	(1,824)	253	13.9	(6,224)	(5,573)	(651)	(11.7)
Other expense, net	(187)	(172)	(15)	(8.7)	(588)	(432)	(156)	(36.1)
Provision for income taxes	(3,246)	(3,687)	441	12.0	(14,863)	(13,287)	(1,576)	(11.9)
Net income(2)	5,476	5,134	342	6.7	23,319	20,419	2,900	14.2
Less: net loss attributable to noncontrolling interests	(111)	—	111	NM	(111)	—	111	NM
Net income attributable to MIC(2)	5,587	5,134	453	8.8	23,430	20,419	3,011	14.7
Reconciliation of net income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income(2)	5,476	5,134			23,319	20,419
Interest expense, net(1)	1,571	1,824			6,224	5,573
Provision for income taxes	3,246	3,687			14,863	13,287
Depreciation and amortization	2,802	2,266			7,696	6,986
Other non-cash expense (income), net(3)	665	(212)			(5,042)	(823)
EBITDA excluding non-cash items	13,760	12,699	1,061	8.4	47,060	45,442	1,618	3.6
EBITDA excluding non-cash items	13,760	12,699			47,060	45,442
Interest expense, net(1)	(1,571)	(1,824)			(6,224)	(5,573)
Adjustments to derivative instruments recorded in interest expense(1)	(250)	6			506	137
Amortization of debt financing costs(1)	96	121			848	362
Provision for income taxes, net of changes in deferred taxes	(1,361)	—			(6,507)	—
Changes in working capital	(1,394)	6,012			5,554	5,366
Cash provided by operating activities	9,280	17,014			41,237	45,734
Changes in working capital	1,394	(6,012)			(5,554)	(5,366)
Maintenance capital expenditures	(1,978)	(1,881)			(5,251)	(4,640)
Free cash flow	8,696	9,121	(425)	(4.7)	30,432	35,728	(5,296)	(14.8)

NM — Not meaningful

(1)	Interest expense, net, includes adjustments to derivative instruments related to interest rate swaps and non-cash amortization of deferred financing fees. For the nine months ended September 30, 2016, interest expense also included a non-cash write-off of deferred financing fees related to the February 2016 refinancing.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.
(3)	Other non-cash expense (income), net, primarily includes non-cash adjustments related to pension expense and unrealized gains (losses) on commodity hedges. See “Free Cash Flow, Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Proportionately Combined Metrics” above for a further discussion.

Results of Operations: MIC Hawaii – (continued)

Revenue and Gross Profit

The increase in revenue and gross profit includes contribution from acquisitions during the quarter ended September 30, 2016. The volume of gas sold by Hawaii Gas increased by 6.7% and 3.2%, respectively, in the quarter and nine months ended September 30, 2016 compared with the quarter and nine months ended September 30, 2015. On an underlying basis, adjusting for changes in customer inventory, the volume of gas sold increased by 6.6% and 3.6% for the quarter and nine months ended September 30, 2016, respectively.

Gross profit, excluding the impact of unrealized gains on commodity hedges, increased for the quarter and nine months ended September 30, 2016 compared with the quarter and nine months ended September 30, 2015 primarily due to acquisitions and an increase in the volume of gas sold, partially offset by lower margin per therm.

The business currently sources feedstock for its synthetic natural gas (SNG) plant from Hawaii Independent Energy and on September 30, 2016 filed an application with the Hawaii Public Utility Commission requesting approval of a new feedstock supply contract through December 31, 2020.

Selling, General and Administrative Expenses

Selling, general administrative expense increased for the quarter and nine months ended September 30, 2016 compared with the quarter and nine months ended September 30, 2015 primarily due to transactional and operating costs from new acquisitions, partially offset by lower sales and promotion, vehicle, legal and salaries and benefits costs.

Interest Expense, Net

Interest expense includes gains on derivative instruments of $152,000 and losses on derivative instruments of $691,000 for the quarter and nine months ended September 30, 2016, respectively, compared with losses on derivative instruments of $98,000 and $417,000 for the quarter and nine months ended September 30, 2015, respectively. Excluding the derivative adjustments and the write-off of the deferred financing costs related to the February 2016 refinancing, interest expense decreased for the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015 primarily attributable to the refinancing of Hawaii Gas’s $80.0 million term loan and $60.0 million revolving credit facility at rates that are lower by 0.50% and 0.25%, respectively. The decrease is partially offset by debt assumed from the acquisitions during the quarter ended September 30, 2016.

The weighted average interest rate on the primarily debt facilities, including interest rate swaps, was 3.55% at September 30, 2016. Cash interest paid totaled $2.8 million and $5.9 million for the quarter and nine months ended September 30, 2016, respectively, compared with $2.7 million and $6.1 million for the quarter and nine months ended September 30, 2015, respectively.

Income Taxes

The federal taxable income generated by the MIC Hawaii businesses is reported as part of our consolidated federal income tax return and is subject to Hawaii state income tax on a stand-alone basis. The tax expense in the table above includes both state tax and the portion of the consolidated federal tax liability attributable to the businesses. For the year ending December 31, 2016, the business expects to pay state income tax of approximately $1.7 million. The “Provision for income taxes, net of changes in deferred taxes” of $6.5 million for the nine months ended September 30, 2016 in the above table, includes $5.1 million of federal income tax and $1.4 million of state income tax. Any current federal income tax payable is expected to be offset in consolidation with the application of NOLs at the MIC holding company level.

Maintenance Capital Expenditures

For the nine months ended September 30, 2016, MIC Hawaii incurred maintenance capital expenditures of $5.3 million and $6.0 million on an accrual basis and cash basis, respectively, compared with $4.6 million and $8.0 million on an accrual basis and cash basis, respectively, for the nine months ended September 30, 2015. Maintenance capital expenditures for the periods presented were primarily for transmission line modifications (net of customer reimbursements) and vehicle replacements.

Results of Operations: Corporate and Other

The financial results below reflect Corporate and Other’s performance during the periods below.

	Quarter Ended September 30,		Change Favorable/(Unfavorable)		Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2016	2015			2016	2015
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Fees to Manager-related party	18,382	18,118	(264)	(1.5)	49,570	337,950	288,380	85.3
Selling, general and administrative expenses	3,925	2,021	(1,904)	(94.2)	8,831	8,660	(171)	(2.0)
Operating loss	(22,307)	(20,139)	(2,168)	(10.8)	(58,401)	(346,610)	288,209	83.2
Interest expense, net(1)	(3,483)	(3,868)	385	10.0	(10,446)	(10,827)	381	3.5
Other income	—	686	(686)	(100.0)	—	686	(686)	(100.0)
Benefit for income taxes	10,859	9,721	1,138	11.7	30,055	141,384	(111,329)	(78.7)
Net loss(2)	(14,931)	(13,600)	(1,331)	(9.8)	(38,792)	(215,367)	176,575	82.0
Reconciliation of net loss to EBITDA excluding non-cash items and a reconciliation of cash used in operating activities to Free Cash Flow:
Net loss(2)	(14,931)	(13,600)			(38,792)	(215,367)
Interest expense, net(1)	3,483	3,868			10,446	10,827
Benefit for income taxes	(10,859)	(9,721)			(30,055)	(141,384)
Fees to Manager-related party(3)	18,382	18,118			49,570	337,950
Other non-cash expense, net	188	188			563	563
EBITDA excluding non-cash items	(3,737)	(1,147)	(2,590)	NM	(8,268)	(7,411)	(857)	(11.6)
EBITDA excluding non-cash items	(3,737)	(1,147)			(8,268)	(7,411)
Interest expense, net(1)	(3,483)	(3,868)			(10,446)	(10,827)
Amortization of debt financing costs(1)	613	596			1,837	1,730
Benefit for income taxes, net of changes in deferred taxes	1,308	163			6,824	454
Changes in working capital(3)	(2,703)	(71,684)			(8,634)	(71,324)
Cash used in operating activities	(8,002)	(75,940)			(18,687)	(87,378)
Changes in working capital(3)	2,703	71,684			8,634	71,324
Free cash flow	(5,299)	(4,256)	(1,043)	(24.5)	(10,053)	(16,054)	6,001	37.4

NM — Not meaningful

(1)	Interest expense, net, includes non-cash amortization of deferred financing fees.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.
(3)	In July 2015, our Board requested, and our Manager agreed, that $67.8 million of the performance fee for the quarter ended June 30, 2015 be settled in cash in July 2015 to minimize dilution. The remaining $67.8 million obligation was settled and reinvested in 944,046 shares by our Manager on August 1, 2016 using the June 2016 volume weighted average share price of $71.84.

Liquidity and Capital Resources

General

Our primary cash requirements include normal operating expenses, debt service, debt principal payments, payments of dividends and capital expenditures. Our primary source of cash is operating activities, although we may draw on credit facilities for capital expenditures, access the capital markets or sell assets to generate cash.

At September 30, 2016, our consolidated debt outstanding totaled $2,912.4 million, our consolidated cash balances totaled $28.4 million and total available capacity under our revolving credit facilities totaled $1,065.0 million.

Liquidity and Capital Resources – (continued)

On October 7, 2016, Atlantic Aviation completed the refinancing of its existing $595.9 million term loan and $70.0 million revolving credit facility. Atlantic Aviation entered into a new five-year first lien senior secured $400.0 million term loan facility and a new five year first lien senior secured $350.0 million revolving credit facility (the New AA Credit Agreement). The $400.0 million term loan facility and the $350.0 million revolver credit facility bear interest at a variable rate of LIBOR plus an applicable margin between 1.50% and 2.25%. The term loan includes amortization of 2.5% of the initial principal balance for the first year, 5% per annum for the next two years and subsequently, 7.5% per annum until maturity.

Proceeds from the new Atlantic Aviation term loan facility, together with $200.0 million drawn on the revolving credit facility, were used primarily to fully repay the outstanding balance on the existing term loan facility. Subsequently, $175.0 million of the outstanding balance on the revolving credit facility was repaid and the balance at October 31, 2016 was $25.0 million, with $325.0 million of undrawn capacity. Concurrent with entering into these new facilities, the business paid $17.8 million of interest rate swap breakage fees associated with the termination of out-of-the-money interest rate swap contracts related to the prior debt facilities. On October 21, 2016, the business entered into $400.0 million of interest rate caps with a strike price of 1.0% to hedge the one month LIBOR floating rate interest exposure on the new Atlantic Aviation term loan facility. The business paid $8.6 million in upfront premiums to enter into the caps.

On October 13, 2016, MIC completed an underwritten public offering of $350.0 million aggregate principal amount of 2.0% convertible senior notes due 2023. On October 28, 2016, the underwriters exercised in full, their option to issue an additional $52.5 million in convertible senior notes. The net proceeds of $392.4 million were used partially to repay a portion of the drawn balance under the revolving credit facility under the New AA Credit Agreement, the full repayment of the outstanding balance on both the MIC senior secured and IMTT revolving credit facilities and for general corporate purposes.

The refinancing of the Atlantic Aviation debt and the issuance of the convertible notes at MIC is expected to result in savings of approximately $11.0 million in cash interest expense per annum.

The following table shows MIC’s proportionate debt obligations at October 31, 2016 ($ in thousands).

Business	Debt	Weighted Average Remaining Life (in years)	Balance Outstanding(1)	Weighted Average Rate(2)
MIC Corporate
	Convertible Senior Notes	5.0	$752,471	2.41%
IMTT(3)
	Senior Notes	9.5	600,000	3.97%
	Tax-Exempt Bonds	5.6	508,975	2.70%
Atlantic Aviation(4)
	Term Loan	4.9	400,000	2.53%
	Revolving Facility	4.9	25,000	2.53%
CP&E
	Renewables – Project Finance	14.4	205,590	4.76%
	BEC – Term Loan	5.8	263,500	3.91%
MIC Hawaii(5)
	Term Loan	5.3	97,609	2.86%
	Senior Notes	5.8	100,000	4.22%
Total		6.8	$2,953,145	3.17%

(1)	Proportionate to MIC’s ownership interest.
(2)	Reflects annualized interest rate on all facilities including interest rate hedges.
(3)	Excludes loans from prior owners of $16.3 million.
(4)	Excludes $1.7 million of stand-alone debt facility used to fund construction of a certain FBO.
(5)	Excludes $3.3 million of equipment loans at MIC Hawaii business.

Liquidity and Capital Resources – (continued)

The following table profiles each revolving credit facility at our businesses and at MIC Corporate as of October 31, 2016 ($ in thousands).

Business	Debt	Remaining Life (in years)	Undrawn Amount	Interest Rate(1)
MIC Corporate	Revolving Facility	2.7	$410,000	LIBOR + 1.750%
IMTT	USD Revolving Facility	3.6	550,000	LIBOR + 1.500%
	CAD Revolving Facility	3.6	50,000	Bankers’ Acceptance Rate + 1.500%
Atlantic Aviation	Revolving Facility	4.9	325,000	LIBOR + 2.000%
CP&E-BEC	Revolving Facility	5.8	25,000	LIBOR + 2.125%
MIC Hawaii	Revolving Facility	4.3	60,000	LIBOR + 1.250%
Total		3.7	$1,420,000

(1)	Excludes commitment fees.

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

Our solar and wind facilities are primarily financed with fully amortizing non-recourse project finance style debt with maturities prior to or coterminous with the expiration of the underlying PPAs. On a multiple of EBITDA basis, we use a higher initial level of leverage in these projects than our other business segments because of the long-term wholly contracted nature of the revenue stream and the creditworthiness of the PPA counterparties.

Liquidity and Capital Resources – (continued)

Analysis of Consolidated Historical Cash Flows

The following section discusses our sources and uses of cash on a consolidated basis. All intercompany activities such as corporate allocations, capital contributions to our businesses and distributions from our businesses have been excluded from the tables as these transactions are eliminated on consolidation.

	Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2016	2015
($ In Thousands)	$	$	$	%
Cash provided by operating activities	436,988	254,919	182,069	71.4
Cash used in investing activities	(226,277)	(322,356)	96,079	29.8
Cash (used in) provided by financing activities	(205,220)	130,449	(335,669)	NM

NM — Not meaningful

Operating Activities

Consolidated cash provided by (used in) operating activities is generally comprised of EBITDA excluding non-cash items (as defined by us), less cash interest, taxes, pension contributions and changes in working capital. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —  Results of Operations” for discussions around the components of EBITDA excluding non-cash items on a consolidated basis and for each of our businesses.

The increase in consolidated cash provided by operating activities for the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015 was primarily due to:

•	improved EBITDA excluding non-cash items;
•	an absence of performance fee settled in cash; and
•	an absence of interest rate swap breakage fees paid at IMTT and BEC; partially offset by
•	an increase in current state taxes.

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

The decrease in consolidated cash used in investing activities for the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015 was primarily due to the acquisition of BEC in 2015 and proceeds from insurance recoveries received in 2016, partially offset by increased capital expenditures at all of our businesses during 2016.

Growth Capital Expenditures

We invested $152.3 million and $62.5 million of growth capital expenditures in our existing businesses during the nine months ended September 30, 2016 and 2015, respectively.

Liquidity and Capital Resources – (continued)

We continuously evaluate opportunities to deploy capital in both growth projects and in acquisitions of additional businesses, whether as part of our existing businesses or in new lines of business. These opportunities may be significant, such as our acquisition of the remaining 50% interest in IMTT, or they may be ordinary course bolt-on acquisitions, such as an acquisition of an FBO. In aggregate, we currently anticipate deploying approximately $300.0 million in these types of activities in 2016.

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

We are actively pursuing an expansion of BEC and have entered into certain agreements, including for the acquisition of generating sets, related to that project. As of this date, we have secured the approval of our board of directors as well as all of the regulatory approvals necessary to commence construction and have issued a “notice to proceed” to the general contractor. The construction of the additional 130 megawatt (MW) of power generating capacity on land adjacent to BEC is expected to require the deployment of approximately $130.0 million in growth capital, the majority of which is likely to be deployed in 2017. We are also in the process of connecting the BEC facility to a second gas pipeline that runs beneath our IMTT-Bayonne property, which we expect to complete in the first quarter of 2017. As of September 30, 2016, our backlog included approximately $340.0 million in a variety of growth projects (including BEC).

Financing Activities

The drivers of consolidated cash provided by financing activities primarily include new equity issuance and debt issuance related to acquisitions and capital expenditures. The drivers of consolidated cash used in financing activities primarily include repayment of debt principal balances on maturing debt and dividends to our shareholders.

The change in cash used in financing activities for the nine months ended September 30, 2016 compared with the cash provided by financing activities for the nine months ended September 30, 2015 was primarily due to:

•	an absence of cash proceeds from the equity offering completed in March 2015, net of offering costs paid;
•	net borrowing on IMTT credit facilities upon refinancing its debt in May 2015, net of deferred financing costs paid;
•	an increase in dividends paid to shareholders during 2016; and
•	the purchase of the remaining 33.3% interest in IMTT’s Quebec marine terminal that it did not previously own in March 2016; partially offset by
•	the net repayment of term loan at BEC during 2015, net of deferred financing costs paid; and
•	borrowings on the IMTT revolving credit facility for growth capital expenditures and the MIC revolving credit facility for general corporate purposes during 2016.

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

Liquidity and Capital Resources – (continued)

During the quarter ended March 31, 2016, IMTT borrowed $76.0 million on its revolving credit facility and subsequently repaid $56.0 million in March 2016. At September 30, 2016, IMTT had $1.1 billion of debt outstanding consisting of $600.0 million of senior notes, $509.0 million of tax-exempt bonds, $20.0 million drawn on revolving credit facility and $16.3 million of loans from prior owners. The $20.0 million drawn on the revolving credit facility was used primarily to fund growth capital expenditures, including an acquisition completed by IMTT during the first quarter of 2016. IMTT has access to $600.0 million of revolving credit facilities, $580.0 million of which remained undrawn at September 30, 2016. In October 2016, IMTT repaid the outstanding $20.0 million drawn on its revolving credit facility.

The weighted average interest rate, including interest rate swaps, was 3.39% at September 30, 2016. Cash interest paid during the nine months ended September 30, 2016 and 2015 was $23.4 million and $18.0 million, respectively.

At September 30, 2016, IMTT was in compliance with its financial covenants.

For a description of the material terms and debt covenants of IMTT, see Note 8, “Long-Term Debt”, in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Atlantic Aviation

At September 30, 2016, Atlantic Aviation FBO Inc. (AA FBO) had a $595.9 million term loan outstanding and a $70.0 million revolving credit facility that was undrawn. The business also had $1.7 million outstanding under a stand-alone debt facility used to fund construction at a certain FBO. The weighted average interest rate on all outstanding debt facilities, including interest rate swaps, was 4.63% at September 30, 2016. Cash interest paid was $20.4 million and $22.1 million for the nine months ended September 30, 2016 and 2015, respectively. On October 7, 2016, the outstanding term loan facility and the revolving credit facility at September 30, 2016 were refinanced, as mentioned above.

At September 30, 2016, Atlantic Aviation was in compliance with its financial covenants.

For a description of the material terms for Atlantic Aviation’s refinanced debt, see Note 6, “Long-Term Debt”, in our consolidated condensed financial statements in Part I of the Quarterly Report on Form 10-Q.

CP&E

At September 30, 2016, the CP&E segment had $538.4 million in term loans outstanding. The weighted average interest rate on the term loans, including interest rate swaps, was 4.32% at September 30, 2016. Cash interest paid during the nine months ended September 30, 2016 and 2015 was $18.5 million and $20.6 million, respectively.

At September 30, 2016, all of the CP&E businesses were in compliance with their respective financial covenants.

BEC

In connection with the BEC acquisition, the business assumed $509.1 million of debt that was fully repaid in July 2015. As part of the repayment, BEC paid $19.2 million in interest rate swap breakage fees associated with the termination of out-of-the-money interest rate swap contracts. In August 2015, BEC entered into new debt agreements and at September 30, 2016, had $263.5 million of term debt outstanding. The interest rate on the term loan facility, including interest rate swaps, was 3.911% at September 30, 2016. The floating rate has been fixed at 1.786% for six years using interest rate swap contracts. BEC also entered into a $25.0 million revolving credit facility that bears interest at LIBOR plus 2.125%. The revolving credit facility remained undrawn at September 30, 2016. Cash interest paid, excluding interest rate swap breakage fees, during the nine months ended September 30, 2016 and 2015 was $8.2 million and $9.1 million, respectively.

Solar and Wind Power Businesses

On June 3, 2015, the wind power business located in Idaho amended its term loan facility to reduce its cost of borrowings. The margin on the floating interest rate decreased from 2.75% to 1.625% with all other terms remaining substantially unchanged.

Liquidity and Capital Resources – (continued)

At September 30, 2016, the solar and wind power businesses had total debt outstanding of $274.9 million in term loans. The weighted average interest rate on these term loan facilities, including interest rate swaps, was 4.72% at September 30, 2016. Cash interest paid during the nine months ended September 30, 2016 and 2015 was $10.3 million and $11.5 million, respectively.

For a description of the material terms and debt covenants of CP&E, see Note 8, “Long-Term Debt”, in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

MIC Hawaii

At September 30, 2016, MIC Hawaii had total debt outstanding of $201.1 million in term loans and senior secured note borrowings and a revolving credit facility of $60.0 million that remained undrawn. The weighted average interest rate on the outstanding primary debt facilities, including the interest rate swap, was 3.55% at September 30, 2016. Cash interest paid was $5.9 million and $6.1 million for the nine months ended September 30, 2016 and 2015, respectively.

On February 10, 2016, Hawaii Gas completed the refinancing of its existing $80.0 million term loan and $60.0 million revolving credit facility. The new, five-year facilities include a reduction in interest rates on the term loan and revolving credit facilities of 0.50% and 0.25%, respectively, compared with the prior facilities. The $80.0 million term loan bears interest at a variable rate of LIBOR plus an applicable margin between 1.0% and 1.75% and initially set at 1.75%. The variable rate component of the debt is fixed at 0.99% using an interest rate swap contract through February 2020. The revolving credit facility bears interest at a variable rate of LIBOR plus an applicable margin between 1.0% and 1.75% and initially set at 1.25% and will remain unhedged.

In July 2016, the solar power facilities in Hawaii entered into a ten year, $18.0 million term loan facility. The interest rate on this term loan facility floats at LIBOR plus 2.0%. This interest was fixed at 3.38% at September 30, 2016 using an interest rate swap contract through June 30, 2026.

On August 31, 2016, the Company acquired a design-build mechanical contractor business and assumed $3.4 million in long-term debt.

At September 30, 2016, the MIC Hawaii businesses were in compliance with their financial covenants.

For a description of the material terms for MIC Hawaii’s refinanced debt, see Note 6, “Long-Term Debt”, in our consolidated condensed financial statements in Part I of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

MIC Corporate

During the nine months ended September 30, 2016, MIC drew down $196.0 million on its senior secured revolving credit facility for general corporate purposes and repaid $132.0 million. At September 30, 2016, the outstanding balance was $80.0 million and the undrawn portion was $330.0 million. In October 2016, the Company repaid the outstanding balance in full. The amount drawn bears interest at LIBOR plus 1.75%. At September 30, 2016, MIC also had $350.0 million in convertible senior notes outstanding that bear interest at 2.875%. Cash interest paid was $11.4 million and $11.6 million for the nine months ended September 30, 2016 and 2015, respectively.

On October 13, 2016, MIC completed an underwritten public offering of $350.0 million aggregate principal amount of 2.0% convertible senior notes due 2023. On October 28, 2016, the underwriters exercised in full, their option to issue an additional $52.5 million in convertible senior notes. The net proceeds of $392.4 million were used partially to repay a portion of the drawn balance under the revolving credit facility under the New AA Credit Agreement, the full repayment of the outstanding balance on both the MIC senior secured and IMTT revolving credit facilities and for general corporate purposes.

At September 30, 2016, MIC Corporate was in compliance with its financial covenants.

For a description of the material terms for the MIC convertible notes issued in October 2016, see Note 6, “Long-Term Debt”, in our consolidated condensed financial statements in Part I of the Quarterly Report on Form 10-Q.

Commitments and Contingencies

Except as noted above, at September 30, 2016, there had been no material changes in our commitments and contingencies compared with our commitments and contingencies at December 31, 2015. At September 30, 2016, we did not have any material purchase obligations. For a discussion of our other future obligations, due by period, under the various contractual obligations, off-balance sheet arrangements and commitments, please see “Liquidity and Capital Resources — Commitments and Contingencies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 23, 2016.

At September 30, 2016, we did not have any material reserves for contingencies. We have other contingencies occurring in the normal course of business, including pending legal and administrative proceedings that are not reflected at this time as they are not ascertainable.

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

If an entity concludes that it is more likely than not that the fair value of reporting unit is less than its carrying amount, it needs to perform the two-step impairment test. This requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared with its corresponding carrying value. IMTT, Atlantic Aviation, CP&E and MIC Hawaii are separate reporting units for purposes of this analysis. The impairment test for trademarks, which are not amortized, requires the determination of the fair value of such assets. If the fair value of the trademarks is less than their carrying value, an impairment loss is recognized in an amount equal to the difference. We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and/or intangible assets. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or material negative changes in relationships with significant customers.

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

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS
($ in Thousands, Except Share Data)

	September 30, 2016	December 31, 2015(1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,379	$22,394
Restricted cash	12,841	18,946
Accounts receivable, less allowance for doubtful accounts of $1,576 and $1,690, respectively	126,487	95,597
Inventories	30,376	29,489
Prepaid expenses	12,783	21,690
Other current assets	16,648	28,453
Total current assets	227,514	216,569
Property, equipment, land and leasehold improvements, net	4,164,745	4,116,163
Investment in unconsolidated business	9,058	8,274
Goodwill	2,021,509	2,017,211
Intangible assets, net	906,654	934,892
Other noncurrent assets	11,195	15,695
Total assets	$7,340,675	$7,308,804
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Due to Manager-related party	$6,535	$73,317
Accounts payable	70,347	56,688
Accrued expenses	78,479	78,527
Current portion of long-term debt	34,833	40,099
Fair value of derivative instruments	17,797	19,628
Other current liabilities	41,292	40,531
Total current liabilities	249,283	308,790
Long-term debt, net of current portion	2,836,100	2,746,525
Deferred income taxes	877,955	816,836
Fair value of derivative instruments	38,978	15,698
Tolling agreements – noncurrent	62,317	68,150
Other noncurrent liabilities	151,983	150,363
Total liabilities	4,216,616	4,106,362
Commitments and contingencies	—	—

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS – (continued)
($ in Thousands, Except Share Data)

	September 30, 2016	December 31, 2015(1)
	(Unaudited)
Stockholders’ equity(2):
Common stock ($0.001 par value; 500,000,000 authorized; 81,755,988 shares issued and outstanding at September 30, 2016 and 80,006,744 shares issued and outstanding at December 31, 2015)	$82	$80
Additional paid in capital	2,157,006	2,317,421
Accumulated other comprehensive loss	(25,743)	(23,295)
Retained earnings	819,557	735,984
Total stockholders’ equity	2,950,902	3,030,190
Noncontrolling interests	173,157	172,252
Total equity	3,124,059	3,202,442
Total liabilities and equity	$7,340,675	$7,308,804

(1)	Conformed to current period presentation. See Note 2, “Basis of Presentation”, for Recently Issued Accounting Standards adopted in the nine months ended September 30, 2016.
(2)	See Note 8, “Stockholders’ Equity”, for discussions on preferred stock and special stock.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
($ in Thousands, Except Share and Per Share Data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue
Service revenue	$323,975	$319,827	$942,437	$973,638
Product revenue	96,549	95,882	272,053	264,258
Total revenue	420,524	415,709	1,214,490	1,237,896
Costs and expenses
Cost of services	134,512	138,353	371,832	420,187
Cost of product sales	39,845	41,035	107,923	125,409
Selling, general and administrative	77,468	73,901	222,182	225,618
Fees to Manager-related party	18,382	18,118	49,570	337,950
Depreciation	59,242	53,070	172,125	162,293
Amortization of intangibles	15,417	17,783	49,917	83,656
Total operating expenses	344,866	342,260	973,549	1,355,113
Operating income (loss)	75,658	73,449	240,941	(117,217)
Other income (expense)
Interest income	27	21	85	34
Interest expense(1)	(20,871)	(54,761)	(117,268)	(108,624)
Other income, net	16,689	772	20,389	2,392
Net income (loss) before income taxes	71,503	19,481	144,147	(223,415)
(Provision) benefit for income taxes	(29,022)	(11,139)	(60,409)	77,725
Net income (loss)	$42,481	$8,342	$83,738	$(145,690)
Less: net income (loss) attributable to noncontrolling interests	455	(2,296)	165	(4,230)
Net income (loss) attributable to MIC	$42,026	$10,638	$83,573	$(141,460)
Basic income (loss) per share attributable to MIC	$0.52	$0.13	$1.04	$(1.83)
Weighted average number of shares outstanding: basic	81,220,841	79,625,436	80,570,192	77,364,257
Diluted income (loss) per share attributable to MIC	$0.51	$0.13	$1.03	$(1.83)
Weighted average number of shares outstanding: diluted	85,750,096	80,343,329	81,313,767	77,364,257
Cash dividends declared per share	$1.29	$1.13	$3.74	$3.31

(1)	Interest expense includes gains on derivative instruments of $3.7 million and losses of derivative instruments of $43.0 million for the quarter and nine months ended September 30, 2016, respectively. For the quarter and nine months ended September 30, 2015, interest expense includes losses on derivative instruments of $29.5 million and $38.4 million, respectively.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
($ in Thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$42,481	$8,342	$83,738	$(145,690)
Other comprehensive income (loss), net of taxes:
Translation adjustment(1)(2)	14	(3,520)	3,575	(7,571)
Other comprehensive income (loss)	14	(3,520)	3,575	(7,571)
Comprehensive income (loss)	$42,495	$4,822	$87,313	$(153,261)
Less: comprehensive income (loss) attributable to noncontrolling interests(2)	455	(3,707)	1,599	(7,267)
Comprehensive income (loss) attributable to MIC	$42,040	$8,529	$85,714	$(145,994)

(1)	Translation adjustment is presented net of tax expense of $9,000 and $1.5 million for the quarter and nine months ended September 30, 2016, respectively. For the quarter and nine months ended September 30, 2015, translation adjustment is presented net of tax benefit of $1.4 million and $3.1 million, respectively.
(2)	On March 31, 2016, IMTT acquired the remaining 33.3% interest in its Quebec terminal that it did not previously own. As part of this transaction, the translation adjustment of $4.6 million, net of taxes, was reclassified from noncontrolling interests to stockholders’ accumulated other comprehensive loss. See Note 8, “Stockholders’ Equity”, for disclosures on accumulated other comprehensive loss.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in Thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net income (loss)	$83,738	$(145,690)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	172,125	162,293
Amortization of intangible assets	49,917	83,656
Amortization of debt financing costs	7,536	6,757
Adjustments to derivative instruments	20,022	(36,079)
Fees to Manager-related party	49,570	270,130
Deferred taxes	55,126	(78,323)
Other non-cash expense, net	4,257	3,592
Changes in other assets and liabilities, net of acquisitions:
Restricted cash	727	765
Accounts receivable	(10,094)	(5,458)
Inventories	(1,047)	(843)
Prepaid expenses and other current assets	5,967	5,238
Due to Manager – related party	21	(44)
Accounts payable and accrued expenses	(3,365)	(3,134)
Income taxes payable	3,848	(5,755)
Other, net	(1,360)	(2,186)
Net cash provided by operating activities	436,988	254,919
Investing activities
Acquisitions of businesses and investments, net of cash acquired	(38,989)	(236,956)
Purchases of property and equipment	(198,151)	(97,066)
Proceeds from insurance claim	10,002	—
Change in restricted cash	—	10,559
Other, net	861	1,107
Net cash used in investing activities	(226,277)	(322,356)

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS – (continued)
(Unaudited)
($ in Thousands)

	Nine Months Ended September 30,
	2016	2015
Financing activities
Proceeds from long-term debt	$370,000	$2,120,569
Payment of long-term debt	(295,950)	(2,195,535)
Proceeds from the issuance of shares	7,651	492,248
Dividends paid to common stockholders	(290,527)	(251,326)
Contributions received from noncontrolling interests	15,431	532
Purchase of noncontrolling interest	(9,909)	—
Distributions paid to noncontrolling interests	(3,682)	(1,848)
Offering and equity raise costs paid	(678)	(16,789)
Debt financing costs paid	(1,784)	(23,530)
Change in restricted cash	5,379	8,008
Payment of capital lease obligations	(1,151)	(1,880)
Net cash (used in) provided by financing activities	(205,220)	130,449
Effect of exchange rate changes on cash and cash equivalents	494	(687)
Net change in cash and cash equivalents	5,985	62,325
Cash and cash equivalents, beginning of period	22,394	48,014
Cash and cash equivalents, end of period	$28,379	$110,339
Supplemental disclosures of cash flow information
Non-cash investing and financing activities:
Accrued equity offering costs	$90	$16
Accrued financing costs	$548	$317
Accrued purchases of property and equipment	$31,728	$20,570
Acquisition of equipment through capital leases	$—	$398
Issuance of shares to Manager	$116,373	$201,067
Issuance of shares to independent directors	$750	$750
Conversion of convertible senior notes to shares	$4	$25
Conversion of LLC interests to common stock(1)	$—	$79
Conversion of LLC interests to additional paid in capital(1)	$—	$2,428,334
Distributions payable to noncontrolling interests	$10	$568
Taxes paid, net	$1,426	$6,352
Interest paid	$81,998	$79,106

(1)	See Note 8, “Stockholders’ Equity”, for discussion on common stock, LLC interests and additional paid in capital.

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

The Company owns and operates a diversified group of businesses in the United States. Macquarie Infrastructure Management (USA) Inc. is the Company’s manager and is referred to in these financial statements as the Manager. The Manager is a wholly-owned subsidiary within the Macquarie Group of companies, which is comprised of Macquarie Group Limited and its subsidiaries and affiliates worldwide. Macquarie Group Limited is headquartered in Australia and is listed on the Australian Stock Exchange. MIC is a non-operating holding company with a Board of Directors and other corporate governance responsibilities. MIC, and MIC LLC prior to the Conversion, is treated as a corporation for tax purposes.

The Company owns its businesses through its direct wholly-owned subsidiary MIC Ohana Corporation, the successor to Macquarie Infrastructure Company Inc. pursuant to the Conversion on May 21, 2015. The Company owns and operates a diversified group of businesses that provide services to other businesses, government agencies and individuals primarily in the U.S. The businesses it owns and operates include:

•	International-Matex Tank Terminals (IMTT): a bulk liquid terminals business providing bulk liquid storage, handling and other services to third parties at ten marine terminals in the United States and two in Canada;
•	Atlantic Aviation: a provider of fuel, terminal, aircraft hangaring and other services primarily to owners and operators of general aviation (GA) aircraft at 69 airports in the U.S.;
•	Contracted Power and Energy (CP&E) Segment: ownership of a gas-fired power facility and controlling interests in wind and solar power facilities in the U.S.; and
•	MIC Hawaii: ownership of an energy company that processes and distributes gas and provides related services (Hawaii Gas), controlling interests in renewable and distributed power facilities and ownership of a design-build mechanical contractor focused on energy efficiency, all based in Hawaii.

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

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

2. Basis of Presentation  – (continued)

The interim financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 23, 2016. Operating results for the quarter and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any future interim periods.

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

Recently Issued Accounting Standards

On February 25, 2016, FASB issued ASU No. 2016-02, Leases (Topic 842), which requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance (similar to current capital leases) or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require all leases to be recognized on the balance sheet. The guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is allowed. The standard is to be applied using a modified retrospective approach. The Company is evaluating the effect that ASU 2016-02 will have on its consolidated condensed financial statements and related disclosures.

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
(Unaudited)

2. Basis of Presentation  – (continued)

ASU. The Company has adopted this ASU and determined that it did not have a material impact on the Company’s financial condition, financial results of operations or cash flows.

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

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

3. Income (Loss) per Share

Following is a reconciliation of the basic and diluted income (loss) per share ($ in thousands, except share and per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income (loss) attributable to MIC	$42,026	$10,638	$83,573	$(141,460)
Interest expense attributable to convertible senior notes, net of taxes	1,635	—	—	—
Diluted net income (loss) attributable to MIC	$43,661	$10,638	$83,573	$(141,460)
Denominator:
Weighted average number of shares outstanding: basic	81,220,841	79,625,436	80,570,192	77,364,257
Dilutive effect of restricted stock unit grants	10,755	8,660	9,700	—
Dilutive effect of fees to Manager-related party	318,102	709,233	733,875	—
Dilutive effect of convertible senior notes	4,200,398	—	—	—
Weighted average number of shares outstanding: diluted	85,750,096	80,343,329	81,313,767	77,364,257
Income (loss) per share:
Basic income (loss) per share attributable to MIC	$0.52	$0.13	$1.04	$(1.83)
Diluted income (loss) per share attributable to MIC	$0.51	$0.13	$1.03	$(1.83)

The effect of potentially dilutive shares for the quarter ended September 30, 2016 is calculated assuming that (i) the restricted stock unit grants totaling 10,755 provided to the independent directors on May 18, 2016, which will vest during the second quarter of 2017, had been fully converted to shares on the grant date; (ii) the $67.8 million of the performance fee for the quarter ended June 30, 2015, which was reinvested in shares by the Manager on August 1, 2016, had been reinvested in shares by the Manager in July 2015; and (iii) the convertible senior notes that were issued on July 15, 2014 had been fully converted into share on that date.

The effect of potentially dilutive shares for the nine months ended September 30, 2016 is calculated assuming that (i) the restricted stock unit grants totaling 10,755 provided to the independent directors on May 18, 2016, which will vest during the second quarter of 2017, and the 8,660 restricted stock units provided to the independent directors on June 18, 2015, which vested during the second quarter of 2016, had been fully converted to shares on those grant dates and (ii) the $67.8 million of the performance fee for the quarter ended June 30, 2015, which was reinvested in shares by the Manager on August 1, 2016, had been reinvested in shares by the Manager in July 2015. The convertible senior notes that were issued on July 15, 2014 were anti-dilutive for the nine months ended September 30, 2016.

The effect of potentially dilutive shares for the quarter ended September 30, 2015 is calculated assuming that (i) the 8,660 restricted stock unit grants provided to the independent directors on June 18, 2015, which vested during the second quarter of 2016, had been fully converted to shares on the grant date and (ii) the $67.8 million of the performance fee for the quarter ended June 30, 2015, which was reinvested in shares by the Manager on August 1, 2016, had been reinvested in shares by the Manager in July 2015.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

3. Income (Loss) per Share  – (continued)

For the nine months ended September 30, 2015, the effect of potentially dilutive shares reflected for the quarter ended September 30, 2015 above and the 12,525 restricted stock unit grants provided to the independent directors on May 21, 2014, which vested during the second quarter of 2015, were anti-dilutive due to the Company’s net loss for the nine months ended September 30, 2015. In addition, the convertible senior notes that were issued on July 15, 2014 were anti-dilutive for the quarter and nine months ended September 30, 2015.

The following represents the weighted average potential dilutive shares of common stock that were excluded from the diluted income (loss) per share calculation:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Restricted stock unit grants	—	—	—	9,662
Fees to Manager-related party(1)	—	—	—	239,009
Convertible senior notes	—	4,137,497	4,168,454	4,167,948
Total	—	4,137,497	4,168,454	4,416,619

(1)	Represents $67.8 million of the performance fee for the quarter ended June 30, 2015, which was reinvested in shares by the Manager on August 1, 2016.

4. Property, Equipment, Land and Leasehold Improvements

Property, equipment, land and leasehold improvements at September 30, 2016 and December 31, 2015 consist of the following ($ in thousands):

	September 30, 2016	December 31, 2015
Land	$301,159	$291,521
Easements	131	131
Buildings	41,671	41,049
Leasehold and land improvements	646,009	590,646
Machinery and equipment	3,613,842	3,455,776
Furniture and fixtures	32,829	29,547
Construction in progress	182,695	203,146
	4,818,336	4,611,816
Less: accumulated depreciation	(653,591)	(495,653)
Property, equipment, land and leasehold improvements, net	$4,164,745	$4,116,163

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

In addition, during the quarter ended March 31, 2015, a non-cash impairment charge of $4.2 million was recorded due to a change in the lease terms at one base. This amount was included in depreciation expense.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

5. Intangible Assets

Intangible assets at September 30, 2016 and December 31, 2015 consist of the following ($ in thousands):

	September 30, 2016	December 31, 2015
Contractual arrangements	$912,728	$901,807
Non-compete agreements	9,665	9,665
Customer relationships	351,221	340,425
Leasehold rights	350	350
Trade names	16,091	16,091
Technology	8,760	8,760
	1,298,815	1,277,098
Less: accumulated amortization	(392,161)	(342,206)
Intangible assets, net	$906,654	$934,892

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

In addition, during the quarter ended March 31, 2015, a non-cash impairment charge of $17.8 million was recorded due to a change in the lease terms at one base. This amount was included in amortization expense.

The goodwill balance as of September 30, 2016 is comprised of the following ($ in thousands):

Goodwill acquired in business combinations, net of disposals, at December 31, 2015	$2,143,057
Accumulated impairment charges	(123,200)
Other	(2,646)
Balance at December 31, 2015	2,017,211
Goodwill related to 2016 acquisitions	3,698
Other	600
Balance at September 30, 2016	$2,021,509

The Company tests for goodwill impairment at the reporting unit level on an annual basis on October 1st of each year and between annual tests if a triggering event indicates impairment. There were no triggering events indicating impairment for the nine months ended September 30, 2016.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

6. Long-Term Debt

At September 30, 2016 and December 31, 2015, the Company’s consolidated long-term debt comprised of the following ($ in thousands):

	September 30, 2016	December 31, 2015
IMTT	$1,145,267	$1,127,223
Atlantic Aviation(1)	597,640	604,609
CP&E	538,424	555,486
MIC Hawaii	201,096	180,000
MIC Corporate(1)	429,971	365,975
Total debt	2,912,398	2,833,293
Current portion	(34,833)	(40,099)
Long-term portion	2,877,565	2,793,194
Unamortized deferred financing costs(2)	(41,465)	(46,669)
Long-term portion less unamortized deferred financing costs	$2,836,100	$2,746,525

(1)	See discussions below for transactions that occurred in October 2016 for these segments.
(2)	The weighted average remaining life of the deferred financing costs at September 30, 2016 was 5.7 years.

The total undrawn capacity on the revolving credit facilities at IMTT, Atlantic Aviation, CP&E, MIC Hawaii and MIC Corporate was $1.1 billion and $1.4 billion at September 30, 2016 and October 31, 2016, respectively.

MIC Corporate

During the nine months ended September 30, 2016, the Company drew down $196.0 million and repaid $132.0 million on its senior secured revolving credit facility primarily for general corporate purposes. At September 30, 2016, the outstanding balance was $80.0 million and the undrawn portion was $330.0 million. In October 2016, the Company repaid the outstanding balance in full.

On July 15, 2016, the Company adjusted the conversion rate related to its five-year, $350.0 million aggregate principal amount of 2.875% convertible senior notes. The conversion rate increased to 12.0091 shares of common stock per $1,000 principal amount. The adjustment reflects the impact of dividends paid by the Company from July 15, 2015, the last anniversary date of the convertible senior notes.

On October 13, 2016, the Company completed an underwritten public offering of $350.0 million aggregate principal amount of 2.0% convertible senior notes due 2023. On October 28, 2016, the underwriters exercised in full, their option to issue an additional $52.5 million in convertible senior notes. The net proceeds of $392.4 million were partially used to repay a portion of the drawn balance under the revolving credit facility under the New AA Credit Agreement (see below), the full repayment of the outstanding balances on both the MIC senior secured and IMTT revolving credit facilities and the remaining proceeds used for general corporate purposes. The notes are convertible, at the holder’s option, only upon satisfaction of one or more conditions set forth in the indenture governing the notes. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Company common stock or a combination thereof, at the Company’s election. The initial conversion rate is 8.9364 shares per $1,000 principal amount (equivalent to an initial conversion price of approximately $111.90 per share, subject to adjustment). Upon a conversion in connection with the occurrence of certain events that constitute a “make-whole fundamental change,” the conversion rate will be increased by a specified amount with respect to notes tendered for conversion during a specified period after the effective date of the transaction. In addition, holders may require the Company to repurchase all or a portion of their notes upon a fundamental change (as defined in the indenture) at a cash repurchase price equal to 100% plus accrued and unpaid interest. The notes are not redeemable prior to maturity on October 1, 2023.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

6. Long-Term Debt  – (continued)

The notes are the Company’s unsecured obligations and rank equal in right of payment with all of the Company’s existing and future senior unsecured indebtedness.

Atlantic Aviation

At September 30, 2016, Atlantic Aviation FBO Inc. (AA FBO) had a $595.9 million term loan outstanding and a $70.0 million revolving credit facility that was undrawn. The business also had $1.7 million outstanding under a stand-alone debt facility used to fund construction at a certain fixed based operation.

On October 7, 2016, AA FBO completed the refinancing of its existing $595.9 million term loan and $70.0 million revolving credit facility. AA FBO entered into a new five-year first lien senior secured $400.0 million term loan facility and a new five year first lien senior secured $350.0 million revolving credit facility (the New AA Credit Agreement). The New AA Credit Agreement is guaranteed jointly and severally on a senior secured basis by Atlantic Aviation FBO Holdings LLC (Holdings) and certain subsidiaries of AA FBO. Proceeds from the new term loan facility, together with $200.0 million drawn on the revolving credit facility, were used primarily to fully repay the outstanding balance on the existing term loan facility. Subsequently, $175.0 million of the outstanding balance on the revolving credit facility was repaid and the balance at October 31, 2016 was $25.0 million, with $325.0 million of undrawn capacity.

The key terms of the new term loan and revolving credit facilities are summarized in the table below.

Facility Terms	Term Loan Facility	Revolving Credit Facility
Facilities	$400.0 million senior secured first lien term loan	$350.0 million senior secured first lien revolving credit facility
Maturity	October 7, 2021	October 7, 2021
Amortization	• 2.5% of the initial principal balance per annum for the first year;	Revolving, payable at maturity
• 5.0% of the initial principal balance per annum for the next two years; and
• 7.5% of the initial principal balance per annum until maturity.
Interest Type	Floating	Floating
Interest Rate	• LIBOR plus 1.50% to 2.25% or Alternate Base Rate (ABR) plus 0.50% to 1.25%, in each case depending on total leverage ratio. ABR is the highest of (i) the prime rate, (ii) the federal funds rate plus 0.5% and (iii) one-month LIBOR plus 1.0%	• LIBOR plus 1.50% to 2.25% or ABR plus 0.50% to 1.25%, in each case depending on total leverage ratio
Commitment Fees	—	0.25% to 0.35% on the undrawn portion, depending on total leverage ratio

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

6. Long-Term Debt  – (continued)

Facility Terms	Term Loan Facility	Revolving Credit Facility
Covenants	Maintenance of a maximum total leverage ratio; limitations on, among other things, distributions and other restricted payments, incurrence of debt, liens, fundamental changes, asset sales, investments, affiliate transactions and sale and leasebacks, in each case subject to certain exceptions.	Maintenance of a maximum total leverage ratio; limitations on, among other things, distributions and other restricted payments, incurrence of debt, liens, fundamental changes, asset sales, investments, affiliate transactions and sale and leasebacks, in each case subject to certain exceptions.
Collateral	First priority security interest in (x) the equity securities of AA FBO and certain of its subsidiaries and (y) the personal and material real property of Holdings, AA FBO and certain of its subsidiaries (in each case subject to certain exceptions)	First priority security interest in (x) the equity securities of AA FBO and certain of its subsidiaries and (y) the personal and material real property of Holdings, AA FBO and certain of its subsidiaries (in each case subject to certain exceptions)
Mandatory Prepayment	• With net proceeds from the sale of assets in excess of $10.0 million or from certain insurance recoveries in excess of $5.0 million, that are not reinvested
• With net proceeds of debt issuances by Holdings, AA FBO and its restricted subsidiaries (other than certain permitted debt)

IMTT

On March 4, 2016, IMTT drew down $76.0 million on its USD revolving credit facility for general corporate purposes and to fund capital expenditures, of which $56.0 million was subsequently repaid in March 2016. At September 30, 2016, the undrawn portion on the IMTT USD revolving credit facility and CAD revolving credit facility was $530.0 million and $50.0 million, respectively. In October 2016, IMTT repaid the outstanding $20.0 million drawn on its USD revolving credit facility.

MIC Hawaii

On February 10, 2016, Hawaii Gas completed the refinancing of its existing $80.0 million term loan and $60.0 million revolving credit facility. The new, five-year facilities include a reduction in interest rates on the term loan and revolving credit facility of 0.50% and 0.25%, respectively, compared with the prior facilities. The $80.0 million term loan bears interest at a variable rate of LIBOR plus an applicable margin between 1.0% and 1.75% and initially set at 1.75%. The variable rate component of the debt is fixed at 0.99% at September 30, 2016 using an interest rate swap contract through February 2020. The revolving credit facility bears interest at a variable rate of LIBOR plus an applicable margin between 1.0% and 1.75% and initially set at 1.25% and will remain unhedged.

In July 2016, the solar power facilities in Hawaii entered into a ten year, $18.0 million term loan facility. The interest rate on this term loan facility floats at LIBOR plus 2.0%. This interest was fixed at 3.38% at September 30, 2016 using an interest rate swap contract through June 30, 2026.

On August 31, 2016, the Company acquired a design-build mechanical contractor business and assumed $3.4 million in long-term debt.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7. Derivative Instruments and Hedging Activities

Interest Rate Contracts

The Company and certain of its businesses have in place variable-rate debt. Management believes that it is prudent to limit the variability of a portion of the businesses’ interest payments. To meet this objective, the Company enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk on a portion of its debt with a variable-rate component. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt for the portion of the debt that is swapped.

At September 30, 2016, the Company had $2.9 billion of current and long-term debt, of which $1.6 billion was economically hedged with interest rate contracts, $1.2 billion was fixed rate debt and $100.0 million was unhedged. The Company does not use hedge accounting. All movements in the fair value of the interest rate swaps are recorded directly through earnings.

As discussed in Note 6, “Long-Term Debt”, Atlantic Aviation entered into five-year senior secured $400.0 million term loan facility. The interest rate on the term loan facility floats at LIBOR plus an applicable margin between 1.50% and 2.25%. On October 21, 2016, the business entered into $400.0 million of interest rate caps with a strike price of 1.0% to hedge the one month LIBOR floating rate interest exposure on the new Atlantic Aviation term loan facility. The business paid $8.6 million in upfront premiums to enter into the caps. As part of the refinancing, Atlantic Aviation paid $17.8 million in interest rate swap breakage fees associated with the termination of out-of-the-money interest rate swap contracts related to the prior term loan facility.

As discussed in Note 6, “Long-Term Debt”, the solar power facilities in MIC Hawaii entered into a ten year, $18.0 million amortizing term loan facility in July 2016. The interest rate on this term loan facility floats at LIBOR plus 2.0%. Concurrently, it entered into an amortizing interest rate swap contract with an original notional of $18.0 million. The contract is scheduled to amortize concurrently with the term loan and fixes the interest rate at 3.38% as at September 30, 2016.

In February 2016, in conjunction with the refinancing, as discussed in Note 6, “Long-Term Debt”, Hawaii Gas entered into a new interest rate swap contract for an $80.0 million notional that took effect on August 8, 2016, upon the maturity of the existing interest rate swap, and expires on February 8, 2020. This new interest rate swap fixes the interest rate on the $80.0 million term loan at 2.74% as of September 30, 2016.

Commodity Price Hedges

The risk associated with fluctuations in the prices Hawaii Gas, a business within the MIC Hawaii reportable segment, pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. Hawaii Gas’s gross profit is sensitive to changes in propane supply costs and Hawaii Gas may not always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the business’ propane market price risk, Hawaii Gas had used and expects to continue to use over-the-counter commodity derivative instruments including price swaps. Hawaii Gas does not use commodity derivative instruments for speculative or trading purposes. Over-the-counter derivative commodity instruments used by Hawaii Gas to hedge forecasted purchases of propane are generally settled at expiration of the contract.

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

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7. Derivative Instruments and Hedging Activities  – (continued)

The Company’s fair value measurements of its derivative instruments and the related location of the assets and liabilities within the consolidated condensed balance sheets at September 30, 2016 and December 31, 2015 were as follows ($ in thousands):

	Assets (Liabilities) at Fair Value(1)
Balance Sheet Location	September 30, 2016	December 31, 2015
Fair value of derivative instruments – other current assets(2)	$881	$—
Fair value of derivative instruments – other noncurrent assets(2)(3)	2,355	1,810
Total derivative contracts – assets(2)(3)	$3,236	$1,810
Fair value of derivative instruments – current liabilities(2)(3)	$(17,797)	$(19,628)
Fair value of derivative instruments – noncurrent liabilities(2)(3)	(38,978)	(15,698)
Total derivative contracts – liabilities(2)(3)	$(56,775)	$(35,326)

(1)	Fair value measurements at reporting date were made using significant other observable inputs (level 2).
(2)	Derivative contracts include commodity hedges.
(3)	Derivative contracts include interest rate swaps.

The Company’s hedging activities for the quarters and nine months ended September 30, 2016 and 2015 and the related location within the consolidated condensed statements of operations were as follows ($ in thousands):

	Amount of (Loss) Gain Recognized in Consolidated Condensed Statements of Operations
	Quarter Ended September 30,		Nine Months Ended September 30,
Financial Statement Account	2016	2015	2016	2015
Interest expense – interest rate swaps	$3,736	$(29,544)	$(42,992)	$(38,398)
Cost of product sales – commodity swaps	(114)	(149)	6,139	(1,119)
Total	$3,622	$(29,693)	$(36,853)	$(39,517)

All of the Company’s derivative instruments are collateralized by the assets of the respective businesses.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

8. Stockholders’ Equity

Classes of Stock

The Company is authorized to issue (i) 500,000,000 shares of common stock, par value $0.001 per share, (ii) 100 shares of special stock, par value $0.001 per share and (iii) 100,000,000 shares of preferred stock, par value $0.001 per share. At September 30, 2016, the Company had 81,755,988 shares of common stock issued and outstanding and 100 shares of special stock issued and outstanding. There was no preferred stock issued or outstanding at September 30, 2016. Each outstanding share of common stock of the Company is entitled to one vote on any matter with respect to which holders of shares are entitled to vote.

Upon consummation of the Conversion on May 21, 2015, each issued and outstanding LLC interest of MIC LLC was converted into one share of common stock of the Company. The Company also issued 100 shares of special stock to its Manager. The sole purpose for the issuance of special stock to the Manager was to preserve the Manager’s previously-existing right to appoint one director to serve as the chairman of the board of directors, which right would otherwise have been lost upon the Conversion. The special stock is not listed on any stock exchange and is non-transferable. Holders of special stock are not entitled to any dividends or to share in any distribution of assets upon the liquidation or dissolution of the Company.

At May 21, 2015, upon consummation of the Conversion, the Company made a non-cash reclassification of $79,000 from LLC interests to common stock, par value $0.001 per share, with the remaining balance of LLC interests reclassified to additional paid in capital for the presentation of the consolidated condensed balance sheet.

2016 Omnibus Employee Incentive Plan

On May 18, 2016, the Company adopted the 2016 Omnibus Employee Incentive Plan (Plan). The Plan provides for the issuance of equity awards covering up to 500,000 shares of common stock to attract, retain, and motivate employees, consultants and others who perform services for the Company and its subsidiaries. Under the Plan, the Compensation Committee determines the persons who will receive awards, the time at which they are granted and the terms of the awards. Type of awards include stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, cash-based awards and other stock-based awards. At September 30, 2016, there were no awards outstanding under this Plan.

Shelf Registration Statement Renewal

On April 5, 2016, the Company filed an automatic shelf registration statement on Form S-3 (shelf) with the SEC to issue and sell an indeterminate amount of its common stock, preferred stock and debt securities in one or more future offerings.

At the Market (ATM) Program

On June 24, 2015, the Company entered into an equity distribution agreement providing for the sale by the Company, from time to time, of shares of its common stock having an aggregate gross offering price of up to $400.0 million. Sales of shares may be made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering, which includes sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange. Under the terms of the equity distribution agreement, the Company may also sell shares to any sales agent as principal for its own account. The Company is under no obligation to sell shares under the ATM Program. Through September 30, 2016, the Company sold 99,100 shares of common stock pursuant to the agreement for net proceeds of $8.1 million (after commissions and fees).

MIC Direct

The Company maintains a dividend reinvestment/direct stock purchase program, named “MIC Direct”, that allows for the issuance of up to 1.0 million additional shares to participants in this program. At September 30, 2016, 940,437 shares remained unissued under MIC Direct. The Company may also choose to fill requests for reinvestment of dividends or share purchases through MIC Direct via open market purchases.

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

Accumulated Other Comprehensive Loss

The following represents the changes and balances to the components of accumulated other comprehensive loss for the nine months ended September 30, 2016 and 2015 ($ in thousands):

	Post-Retirement Benefit Plans, net of taxes	Translation Adjustment, net of taxes(1)	Total Accumulated Other Comprehensive Loss, net of taxes	Noncontrolling Interests	Total Stockholders' Accumulated Other Comprehensive Loss, net of taxes
Balance at December 31, 2014	$(18,837)	$(4,859)	$(23,696)	$2,146	$(21,550)
Translation adjustment	—	(7,571)	(7,571)	3,037	(4,534)
Balance at September 30, 2015	$(18,837)	$(12,430)	$(31,267)	$5,183	$(26,084)
Balance at December 31, 2015	$(14,788)	$(14,530)	$(29,318)	$6,023	$(23,295)
Translation adjustment	—	3,575	3,575	(1,434)	2,141
Purchase of noncontrolling interest(2)	—	—	—	(4,589)	(4,589)
Balance at September 30, 2016	$(14,788)	$(10,955)	$(25,743)	$—	$(25,743)

(1)	Translation adjustment is presented net of tax expense of $1.5 million and tax benefit of $3.1 million for the nine months ended September 30, 2016 and 2015, respectively.
(2)	On March 31, 2016, IMTT acquired the remaining 33.3% interest in its Quebec terminal that it did not previously own. As part of this transaction, the translation adjustment of $4.6 million, net of taxes, was reclassified from noncontrolling interests to stockholders' accumulated other comprehensive loss.

9. Reportable Segments

At September 30, 2016, the Company’s businesses consist of four reportable segments: IMTT, Atlantic Aviation, CP&E and MIC Hawaii.

IMTT

IMTT provides bulk liquid storage, handling and other services in North America through ten terminals located in the United States, one terminal in Quebec, Canada and one partially owned terminal in Newfoundland, Canada. IMTT derives the majority of its revenue from storage and handling of petroleum products, various chemicals, renewable fuels, and vegetable and animal oils. Based on storage capacity, IMTT operates one of the largest third-party bulk liquid terminals businesses in the United States. Revenue from IMTT is included in service revenue.

Atlantic Aviation

Atlantic Aviation derives the majority of its revenues from fuel delivery services and from other airport services, including de-icing and aircraft hangar rental. All of the revenue of Atlantic Aviation is generated at airports in the U.S. At September 30, 2016, the business operates at 69 airports. Revenue from Atlantic Aviation is included in service revenue.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Reportable Segments  – (continued)

CP&E

The CP&E business segment derives revenue from solar, wind and gas-fired power facilities. Revenues from the solar, wind and gas-fired power facilities are included in product revenue. As of September 30, 2016, the Company has controlling interests in five utility-scale solar photovoltaic power facilities, two wind power facilities and 100% ownership of a gas-fired power facility that are located in the United States.

The solar and wind power facilities that are operational at September 30, 2016 have an aggregate generating capacity of 260 megawatt (MW) of wholesale electricity to utilities. These facilities sell substantially all of the electricity generated, subject to agreed upon pricing formulas, to electric utilities pursuant to long-term (typically 20 – 25 years) power purchase agreements (PPAs). These projects are held in LLCs, and are treated as partnerships for income tax purposes, with co-investors. The acquisition price on these projects can vary depending on, among other things, factors such as the size of the project, PPA terms, eligibility for tax incentives, debt package, operating cost structure and development stage. A completed project takes out all of the construction risk, testing and costs associated with construction contracts.

The Company has certain rights to make decisions over the management and operations of these solar and wind power facilities. The Company has determined that it is appropriate to consolidate these projects, with the co-investors’ interest reflected as “noncontrolling interests” in the consolidated condensed financial statements.

On April 1, 2015, the Company acquired 100% of BEC. As a result of this transaction, the financial results of BEC have been consolidated as part of CP&E segment since the acquisition date. BEC is a 512 MW gas-fired power facility located in Bayonne, New Jersey, adjacent to IMTT’s Bayonne facility. BEC has tolling agreements with a creditworthy off-taker for 62.5% of its power generating capacity and power produced is delivered to New York City via a dedicated transmission cable under New York Harbor. The tolling agreements generate revenue whether or not the facility is in use for power production. In addition to revenue related to the tolling agreement and capacity payments from the grid operator, BEC generates an energy margin when the facility is dispatched.

MIC Hawaii

Effective with this quarterly report 10Q, the Company is combining its businesses and projects in Hawaii into a single segment, consistent with how the Company is managing those operations. Prior to this report, MIC Hawaii consisted solely of Hawaii Gas. MIC Hawaii now comprises: Hawaii Gas, Hawaii’s only government-franchised gas utility and an unregulated liquefied petroleum gas distribution business providing gas and related services to commercial, residential and governmental customers; a mechanical contractor focused on designing and constructing energy efficient heating, ventilation and air conditioning systems and related building infrastructure; and controlling interests in renewable and distributed power facilities including two facilities on Oahu. Revenue from Hawaii Gas and the renewable power facilities are recorded in product revenue. Revenue from the mechanical contractor business is recorded in service revenue.

Revenue from Hawaii Gas is generated from the distribution and sales of synthetic natural gas (SNG), liquefied petroleum gas (LPG) and liquefied natural gas (LNG). Revenue is primarily a function of the volume of SNG, LPG and LNG consumed by customers and the price per thermal unit or gallon charged to customers. Because both SNG and LPG are derived from petroleum, revenue levels, without organic growth, will generally track global oil prices.

All of the MIC business segments are managed separately and management has chosen to organize the Company around the distinct products and services offered. Selected information by segment is presented in the following tables.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Reportable Segments  – (continued)

Revenue from external customers for the Company’s consolidated reportable segments was as follows ($ in thousands):

	Quarter Ended September 30, 2016
	IMTT	Atlantic Aviation	Contracted Power and Energy	MIC Hawaii	Intersegment Revenue	Total Reportable Segments
Service revenue	$133,143	$186,823	$—	$5,258	$(1,249)	$323,975
Product revenue	—	—	45,538	51,011	—	96,549
Total revenue	$133,143	$186,823	$45,538	$56,269	$(1,249)	$420,524

	Quarter Ended September 30, 2015
	IMTT	Atlantic Aviation	Contracted Power and Energy	MIC Hawaii	Total Reportable Segments
Service revenue	$135,436	$184,391	$—	$—	$319,827
Product revenue	—	—	43,304	52,578	95,882
Total revenue	$135,436	$184,391	$43,304	$52,578	$415,709

	Nine Months Ended September 30, 2016
	IMTT	Atlantic Aviation	Contracted Power and Energy	MIC Hawaii	Intersegment Revenue	Total Reportable Segments
Service revenue	$396,786	$544,029	$—	$5,258	$(3,636)	$942,437
Product revenue	—	—	114,017	158,036	—	272,053
Total revenue	$396,786	$544,029	$114,017	$163,294	$(3,636)	$1,214,490

	Nine Months Ended September 30, 2015
	IMTT	Atlantic Aviation	Contracted Power and Energy	MIC Hawaii	Total Reportable Segments
Service revenue	$415,881	$557,757	$—	$—	$973,638
Product revenue	—	—	91,257	173,001	264,258
Total revenue	$415,881	$557,757	$91,257	$173,001	$1,237,896

In accordance with FASB ASC 280 Segment Reporting, the Company has disclosed earnings before interest, taxes, depreciation and amortization (EBITDA) excluding non-cash items as a key performance indicator for the businesses. EBITDA excluding non-cash items is reflective of the businesses’ ability to effectively manage the volume of products sold or services provided, the margin earned on those transactions and the management of operating expenses independent of the capitalization and tax attributes of its businesses. The Company defines EBITDA excluding non-cash items as net income (loss) or earnings — the most comparable GAAP measure — before interest, taxes, depreciation and amortization and non-cash items including impairments, unrealized derivative gains and losses and adjustments for other non-cash items reflected in the statements of operations.

EBITDA excluding non-cash items for the Company’s consolidated reportable segments is shown in the tables below ($ in thousands). Allocations of corporate expenses, intercompany fees and the tax effect have been excluded as they are eliminated on consolidation.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Reportable Segments  – (continued)

	Quarter Ended September 30, 2016
	IMTT	Atlantic Aviation	Contracted Power and Energy	MIC Hawaii	Total Reportable Segments
Net income	$24,580	$17,232	$10,124	$5,476	$57,412
Interest expense, net	7,827	5,199	2,764	1,571	17,361
Provision for income taxes	17,079	11,543	8,013	3,246	39,881
Depreciation	32,949	10,703	12,894	2,696	59,242
Amortization of intangibles	2,760	11,445	1,106	106	15,417
Other non-cash expense (income)	1,825	216	(1,459)	665	1,247
EBITDA excluding non-cash items	$87,020	$56,338	$33,442	$13,760	$190,560

	Quarter Ended September 30, 2015
	IMTT	Atlantic Aviation	Contracted Power and Energy	MIC Hawaii	Total Reportable Segments
Net income (loss)	$11,761	$8,824	$(3,777)	$5,134	$21,942
Interest expense, net	19,045	13,436	16,567	1,824	50,872
Provision for income taxes	8,053	5,854	3,266	3,687	20,860
Depreciation	29,468	8,714	12,728	2,160	53,070
Amortization of intangibles	2,765	13,780	1,132	106	17,783
Other non-cash expense (income)	1,769	(5)	(2,224)	(212)	(672)
EBITDA excluding non-cash items	$72,861	$50,603	$27,692	$12,699	$163,855

	Nine Months Ended September 30, 2016
	IMTT	Atlantic Aviation	Contracted Power and Energy	MIC Hawaii	Total Reportable Segments
Net income	$55,775	$43,339	$97	$23,319	$122,530
Interest expense, net	41,462	27,437	31,614	6,224	106,737
Provision for income taxes	38,717	29,258	7,626	14,863	90,464
Depreciation	95,333	31,042	38,373	7,377	172,125
Amortization of intangibles	8,279	37,999	3,320	319	49,917
Other non-cash expense (income)	6,045	498	(5,424)	(5,042)	(3,923)
EBITDA excluding non-cash items	$245,611	$169,573	$75,606	$47,060	$537,850

	Nine Months Ended September 30, 2015
	IMTT	Atlantic Aviation	Contracted Power and Energy	MIC Hawaii	Total Reportable Segments
Net income (loss)	$53,489	$10,515	$(14,746)	$20,419	$69,677
Interest expense, net	32,214	32,126	27,850	5,573	97,763
Provision for income taxes	36,801	7,440	6,131	13,287	63,659
Depreciation	91,490	31,726	32,766	6,311	162,293
Amortization of intangibles	8,295	72,293	2,393	675	83,656
Other non-cash expense (income)	4,624	1,468	(4,972)	(823)	297
EBITDA excluding non-cash items	$226,913	$155,568	$49,422	$45,442	$477,345

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Reportable Segments  – (continued)

Reconciliations of total reportable segments’ EBITDA excluding non-cash items to consolidated net income (loss) before income taxes were as follows ($ in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total reportable segments EBITDA excluding non-cash items	$190,560	$163,855	$537,850	$477,345
Interest income	27	21	85	34
Interest expense	(20,871)	(54,761)	(117,268)	(108,624)
Depreciation	(59,242)	(53,070)	(172,125)	(162,293)
Amortization of intangibles	(15,417)	(17,783)	(49,917)	(83,656)
Selling, general and administrative expenses – Corporate and Other	(3,925)	(2,021)	(8,831)	(8,660)
Fees to Manager-related party	(18,382)	(18,118)	(49,570)	(337,950)
Other (expense) income, net	(1,247)	1,358	3,923	389
Total consolidated net income (loss) before income taxes	$71,503	$19,481	$144,147	$(223,415)

Capital expenditures for the Company’s reportable segments were as follows ($ in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
IMTT	$31,867	$27,056	$74,032	$47,275
Atlantic Aviation	20,554	14,792	62,443	33,934
Contracted Power and Energy	22,078	417	39,056	725
MIC Hawaii	4,918	4,776	22,620	15,132
Total	$79,417	$47,041	$198,151	$97,066

Property, equipment, land and leasehold improvements, net, goodwill and total assets for the Company’s reportable segments were as follows ($ in thousands):

	Property, Equipment, Land and Leasehold Improvements, net		Goodwill		Total Assets
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015(1)
IMTT	$2,223,134	$2,238,654	$1,411,269	$1,410,668	$3,983,943	$4,000,079
Atlantic Aviation	423,915	390,188	468,419	464,722	1,509,834	1,502,512
Contracted Power and Energy	1,246,486	1,274,557	21,628	21,628	1,371,540	1,411,233
MIC Hawaii	271,210	212,764	120,193	120,193	477,034	386,080
Total	$4,164,745	$4,116,163	$2,021,509	$2,017,211	$7,342,351	$7,299,904

(1)	Conformed to current period presentation. See Note 2, “Basis of Presentation”, for Recently Issued Accounting Standards adopted in the nine months ended September 30, 2016.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Reportable Segments  – (continued)

Reconciliations of reportable segments’ total assets to consolidated total assets were as follows ($ in thousands):

	September 30, 2016	December 31, 2015(1)
Total assets of reportable segments	$7,342,351	$7,299,904
Corporate and other	(1,676)	8,900
Total consolidated assets	$7,340,675	$7,308,804

(1)	Conformed to current period presentation. See Note 2, “Basis of Presentation”, for Recently Issued Accounting Standards adopted in the nine months ended September 30, 2016.

10. Related Party Transactions

Management Services

At September 30, 2016 and December 31, 2015, the Manager held 7,149,185 shares and 5,506,369 shares, respectively, of the Company. Pursuant to the terms of the Third Amended and Restated Management Services Agreement (Management Agreement), the Manager may sell these shares at any time. On May 27, 2015, the Manager sold 1,900,000 shares of the Company’s shares and received proceeds of $160.4 million, net of underwriting fees and expenses. Under the Management Agreement, the Manager, at its option, may reinvest base management fees and performance fees, if any, in shares of the Company.

Since January 1, 2015, the Company paid the Manager cash dividends on shares held for the following periods:

Declared	Period Covered	$ per Share	Record Date	Payable Date	Cash Paid to Manager (in thousands)
October 27, 2016	Third quarter 2016	$1.29	November 10, 2016	November 15, 2016	$(1)
July 28, 2016	Second quarter 2016	$1.25	August 11, 2016	August 16, 2016	$8,743
April 28, 2016	First quarter 2016	$1.20	May 12, 2016	May 17, 2016	$6,981
February 18, 2016	Fourth quarter 2015	$1.15	March 3, 2016	March 8, 2016	$6,510
October 29, 2015	Third quarter 2015	$1.13	November 13, 2015	November 18, 2015	$6,052
July 30, 2015	Second quarter 2015	$1.11	August 13, 2015	August 18, 2015	$5,693
April 30, 2015	First quarter 2015	$1.07	May 14, 2015	May 19, 2015	$7,281
February 17, 2015	Fourth quarter 2014	$1.02	March 2, 2015	March 5, 2015	$4,905

(1)	The amount of dividend payable to the Manager for the third quarter of 2016 will be determined on November 10, 2016, the record date.

Under the Management Agreement, subject to the oversight and supervision of the Company’s Board of Directors, the Manager manages the Company’s day-to-day operations and oversees the management teams of the Company’s operating businesses. In addition, the Manager has the right to appoint the Chairman of the Board of the Company, subject to minimum equity ownership, and to assign, or second, to the Company, two of its employees to serve as chief executive officer and chief financial officer of the Company and seconds or makes other personnel available as required.

In accordance with the Management Agreement, the Manager is entitled to a monthly base management fee based primarily on the Company’s market capitalization, and potentially a quarterly performance fee, based on the total shareholder return relative to a U.S. utilities index. For the quarter and nine months ended September 30, 2016, the Company incurred base management fees of $18.4 million and $49.6 million, respectively, and no performance fees. For the quarter and nine months ended September 30, 2015, the

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Related Party Transactions  – (continued)

Company incurred base management fees of $18.1 million and $53.6 million, respectively, and performance fees of $284.4 million for the nine months ended September 30, 2015. The Company did not incur a performance fee for the quarter ended September 30, 2015. In accordance with the Third Amended and Restated Management Service Agreement, the Manager has currently elected to reinvest base management fees, and performance fees, if any, in additional shares.

The unpaid portion of the base management fees and performance fees, if any, at the end of each reporting period is included in “Due to Manager-related party” in the consolidated condensed balance sheets. The following table shows the Manager’s reinvestment of its base management fees and performance fees, if any, in shares, except as noted:

Period	Base Management Fee Amount ($ in thousands)	Performance Fee Amount ($ in thousands)	Shares Issued
2016 Activities:
Third quarter 2016	$18,382	$—	232,488	(1)
Second quarter 2016	16,392	—	232,835
First quarter 2016	14,796	—	234,179
2015 Activities:
Fourth quarter 2015	$17,009	$—	227,733
Third quarter 2015	18,118	—	226,914
Second quarter 2015	18,918	135,641	1,167,873	(2)
First quarter 2015	16,545	148,728	2,068,038

(1)	The Manager elected to reinvest all of the monthly base management fees for the third quarter of 2016 in shares. The Company issued 232,488 shares for the quarter ended September 30, 2016, including 77,751 shares that were issued in October 2016 for the September 2016 monthly base management fee.
(2)	In July 2015, the Board requested, and the Manager agreed, that $67.8 million of the performance fee for the quarter ended June 30, 2015 be settled in cash in July 2015 to minimize dilution. The remaining $67.8 million obligation was settled and reinvested in 944,046 shares by the Manager on August 1, 2016 using the June 2016 volume weighted average share price of $71.84.

The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its base management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries, income taxes, audit and legal fees, acquisitions and dispositions and its compliance with applicable laws and regulations. During the quarter and nine months ended September 30, 2016, the Manager charged the Company $132,000 and $436,000, respectively, for reimbursement of out-of-pocket expenses compared with $133,000 and $390,000 for the quarter and nine months ended September 30, 2015, respectively. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in “Due to Manager-related party” in the consolidated condensed balance sheets.

Third Amended and Restated Management Services Agreement

On May 21, 2015, to give effect to the Conversion, Macquarie Infrastructure Corporation entered into a Third Amended and Restated Management Services Agreement, among the Company, MIC Ohana Corporation and the Manager. Concurrently with the Conversion, the Manager was issued 100 shares of a new series of special stock of the Company in order to induce the Manager to enter into the Third Amended Agreement. The sole purpose for the issuance of shares of special stock to the Manager was to preserve the Manager’s existing right to appoint one director who served as the chairman of the board of directors of MIC pursuant to

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Related Party Transactions  – (continued)

the terms of MIC’s operating agreement, which right would otherwise have been lost upon consummation of the Conversion. Following the Conversion and the issuance of special stock, the Manager’s right to elect one director who serves as chairman remains the same as was in effect prior to the Conversion. The Company did not grant any additional rights to the Manager through the special stock issuance. On May 21, 2015, the Company entered into an amended and restated registration rights agreement with the Manager to give effect to the Conversion.

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

In October 2016, the Company completed an underwritten public offering $402.5 million aggregate principal amount of convertible senior notes, including notes offered pursuant to the underwriters’ exercise of an over-allotment option. MCUSA served as an underwriter and received $403,000 from the Company for such services.

On June 24, 2015, the Company commenced the ATM program where the Company may offer and sell shares of its common stock, par value $0.001 per share, from time to time having an aggregate gross offering price of up to $400.0 million. These sales, if any, will be made pursuant to the terms of an equity distribution agreement entered into between the Company and the sales agents, with MCUSA being one of the sales agents. Under the terms of the equity distribution agreement, the Company may also sell shares to any sales agent as principal for its own account at a price agreed upon at the time of the sale. For the quarter and nine months ended September 30, 2016 and 2015, the Company did not engage MCUSA for such activities.

In March 2015, the Company completed an underwritten public offering of 6,109,375 shares. In this offering, MCUSA served as a joint book-running manager and an underwriter and received $2.3 million from the Company for such services.

Long-Term Debt

Atlantic Aviation’s $70.0 million revolving credit facility was provided by various financial counterparties, including MBL which provided $15.7 million. At September 30, 2016 and December 31, 2015, the revolving credit facility remained undrawn. For the quarter and nine months ended September 30, 2016, Atlantic Aviation incurred and paid $30,000 and $88,000, respectively, in commitment fees related to MBL’s portion of the revolving credit facility, compared with $29,000 and $85,000 for the quarter and nine months ended September 30, 2015, respectively. In October 2016, the revolving credit facility was terminated in conjunction with the completion of Atlantic Aviation’s new credit facility.

During 2015, the Company increased the aggregate commitments under its senior secured revolving credit facility at the holding company from $250.0 million to $410.0 million with all terms remaining the same. MIHI LLC’s commitment of $50.0 million out of the total commitment remained unchanged. For the

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Related Party Transactions  – (continued)

quarter and nine months ended September 30, 2016, the Company incurred $28,000 and $93,000, respectively, in commitment fees related to MIHI LLC’s portion of the MIC senior secured revolving credit facility, compared with $30,000 and $88,000 for the quarter and nine months ended September 30, 2015, respectively. For the quarter and nine months ended September 30, 2016, the Company also incurred $54,000 and $91,000, respectively, in interest related to MIHI LLC’s portion of the amounts drawn on the MIC senior secured revolving credit facility, compared with $33,000 and $113,000 for the quarter and nine months ended September 30, 2015, respectively. The Company had $40,000 and $35,000 payable in accrued interest at September 30, 2016 and December 31, 2015, respectively, in the consolidated condensed balance sheets related to the commitment fees and interest.

On April 1, 2015, in conjunction with the acquisition of BEC, the Company assumed the existing revolving credit facility of BEC, of which $7.5 million was committed by MIHI LLC. The Company also assumed interest rate swap contracts of which MBL was one of its counterparties. During the quarter and nine months ended September 30, 2015, the Company incurred and paid $3,000 and $8,000, respectively, in commitment fees to MIHI LLC for its portion of the revolving credit facility and during the quarter ended June 30, 2015, the Company paid $396,000 to MBL for interest in connection with the interest rate swap settlements. In July 2015, in connection with the repayment of the outstanding balance on BEC’s debt facilities, the Company paid $4.8 million in interest rate swap breakage fees associated with the termination of out-of-the money interest rate swap contracts to MBL.

Other Transactions

Macquarie, through the Macquarie Insurance Facility (MIF), has an aggregated insurance buying program. By combining the insurance premiums of Macquarie owned and managed funds, MIF has been able to deliver very competitive terms to businesses that participate in the facility. MIF earns a commission from the insurers. No payments were made to MIF by the Company during the nine months ended September 30, 2016 and 2015. During the quarter ended March 31, 2016, the Company renewed its Directors and Officers liability insurance using several of the MIF insurers.

IMTT, Atlantic Aviation, CP&E and MIC Hawaii purchase and renew property and casualty insurance coverage on an ongoing basis from insurance underwriters who then pay commissions to MIF. For the nine months ended September 30, 2016 and 2015, no payments were made directly to MIF for property and casualty insurance.

During 2015, Hawaii Gas appointed an independent director who is the chief executive officer of one of the lenders in the syndicate responsible for its $80.0 million term loan facility and its $60.0 million revolving credit facility, which were refinanced in February 2016. Of the $80.0 million term loan facility and the $60.0 million revolving credit facility, the portion committed by this lender changed from the original $11.4 million and $8.6 million, respectively, to $8.6 million and $6.4 million, respectively. As part of the refinancing, Hawaii Gas paid $32,000 in deferred financing fees to this lender during the quarter ended March 31, 2016. For the quarter and nine months ended September 30, 2016, the business incurred $49,000 and $157,000, respectively, of interest expense on the $80.0 million term loan facility and $4,000 and $12,000, respectively, of commitment fees on the $60.0 million revolving credit facility. The business had $9,000 payable to this lender for accrued interest at September 30, 2016. In addition, Hawaii Gas held $100,000 in cash with this bank at September 30, 2016 and December 31, 2015.

Macquarie Energy North America Trading, Inc. (MENAT), an indirect subsidiary of Macquarie Group Limited, entered into contracts with IMTT to lease a total of 154,000 barrels of capacity during the quarter ended June 30, 2015, of which the contract for 56,000 barrels expired within the same quarter. During the quarter ended March 31, 2016, MENAT entered into additional contracts with IMTT to lease an additional 823,000 barrels of capacity, of which contracts with 200,000 barrels of capacity expired during the quarter ended June 30, 2016 and remaining contracts with 623,000 barrels of capacity expired during the quarter

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Related Party Transactions  – (continued)

ended September 30, 2016. As such, a total capacity of 98,000 barrels were leased to MENAT at September 30, 2016. The revenue recognized pursuant to these agreements during the quarter and nine months ended September 30, 2016 was $448,000 and $3.5 million, respectively, compared with $176,000 and $388,000 for the quarter and nine months ended September 30, 2015, respectively. At September 30, 2016, IMTT did not have any accounts receivable in the consolidated condensed balance sheet.

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

Hawaii Gas entered into licensing agreements with Utility Service Partners, Inc. and America’s Water Heater Rentals, LLC, both indirect subsidiaries of Macquarie Group Limited, to enable these entities to offer products and services to Hawaii Gas’s customer base. The agreements were terminated in April 2016. No payments were made under these arrangements during the nine months ended September 30, 2016 and 2015.

In addition, the Company and several of its subsidiaries have entered into a licensing agreement with the Macquarie Group related to the use of the Macquarie name and trademark. The Macquarie Group does not charge the Company any fees for this license.

11. Income Taxes

The Company expects to incur federal consolidated taxable income for the year ending December 31, 2016, which will be fully offset by the Company’s net operating loss carryforwards (NOL). The Company believes that it will be able to use all of its federal prior year NOLs, which will begin to expire after 2021 and completely expire after 2035. During the nine months ended September 30, 2016, the Company recorded an increase of $734,000 to the valuation allowance attributable to certain state NOLs.

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

13. Subsequent Events

Dividend

On October 27, 2016, the Board of Directors declared a dividend of $1.29 per share for the quarter ended September 30, 2016, which is expected to be paid on November 15, 2016 to holders of record on November 10, 2016.

Long-Term Debt

In October 2016, the Company refinanced the existing term loan and revolving credit facility at Atlantic Aviation. In addition, the Company completed an underwritten public offering of convertible senior notes. See Note 6, “Long-Term Debt” for further discussions.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

There have been no changes to legal proceedings set forth under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 23, 2016.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 23, 2016, except for the following:

Changes in rules or policies by the governmental agencies that regulate the wholesale power markets could adversely affect operating results at our CP&E businesses.

The wholesale power markets are subject to regulation by the Federal Energy Regulatory Commission, independent system operators, such as the New York Independent System Operator, and regional transmission operators. Changes in generation capacity requirements or other components of wholesale market design or other changes in regulation by these governmental agencies could adversely impact demand for the services provided by our CP&E businesses, and could adversely affect the prices our CP&E businesses are able to receive for such services. Significant changes in demand or price could adversely affect the results of operations at our CP&E businesses.

The price of our stock and our ability to pay dividends could be adversely affected by our obligation to pay performance fees to our Manager, which in turn is dependent on the performance of our stock relative to a benchmark index which is unpredictable and beyond our control.

Under our Management Services Agreement, we are obligated to pay performance fees to our Manager if we outperform a benchmark index that reflects broader utility industry components. The amount of the performance fees can be substantial, and could adversely affect the price of our common stock and our ability to pay dividends. For example, if our absolute performance (as described in the Management Services Agreement) increases slightly and the benchmark index substantially decreases, we could be obligated to pay a significant performance fee. As a result, we may be obligated to pay our Manager a performance fee, which could be substantial, even when there has not been a substantial increase in the performance of our common stock. The benchmark index comprises numerous utility stocks, the performance of which may or may not correlate to our actual performance. Moreover, the benchmark index is unpredictable and variable. The Manager is entitled to select whether a performance fee will be settled in cash, shares of our common stock or a combination thereof, which could result in a material cash expense or dilution of our shares.

Our Manager is not required to offer all acquisition opportunities to us and may offer such opportunities to other entities. Our management may waive investment opportunities presented by our Manager.

Pursuant to our Management Services Agreement, we have first priority ahead of all current and future funds, investment vehicles, separate accounts and other entities managed by our Manager or by members of the Macquarie Group within the Macquarie Infrastructure and Real Assets division only with respect to four specific types of acquisition opportunities within the United States. Other than these four specific types of opportunities, our Manager does not have an obligation to offer to us any particular acquisition opportunities, even if they meet our investment objectives, and the Manager and its affiliates can offer any or all other acquisition opportunities on a priority basis or otherwise to current and future funds, investment vehicles and accounts sponsored by the Manager or its affiliates. Our businesses may compete with these entities for investment opportunities, and there can be no assurance that we will prevail with respect to such investments.

In addition, our management may determine not to pursue investment opportunities presented to us by our Manager, including those presented on a priority basis. If our management waives any such opportunity, our Manager and its affiliates may offer such opportunity to any other entity, including any entities sponsored or advised by members of the Macquarie Infrastructure and Real Assets division of the Macquarie Group. As such, every acquisition opportunity presented to us by our Manager may not be pursued by us, and may ultimately be presented to entities with whom we compete for investments.

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

MACQUARIE INFRASTRUCTURE CORPORATION (Registrant)
Dated: October 31, 2016	By: /s/ James Hooke Name: James Hooke Title: Chief Executive Officer
Dated: October 31, 2016	By: /s/ Liam Stewart Name: Liam Stewart Title: Chief Financial Officer

EXHIBIT INDEX

Number	Description
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2015).
3.2	Amended and Restated Bylaws of the Registrant, dated as of February 18, 2016 (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 23, 2016).
4.1	Third Supplemental Indenture, dated as of October 13, 2016, by and among Macquarie Infrastructure Corporation and Wells Fargo Bank, National Association, as Trustee (including the form of 2.00% Convertible Senior Note due 2023) (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2016).
10.1*	Credit Agreement, dated as of October 7, 2016, among Atlantic Aviation FBO Holdings LLC, Atlantic Aviation FBO Inc., as Borrower, Wells Fargo Bank, N.A., as Administrative Agent and Collateral Agent, Bank of America, N.A., as Documentation Agent, JPMorgan Chase Bank, N.A., Regions Bank, and Compass Bank dba BBVA Compass, as Co-Syndication Agents, Wells Fargo Securities, JPMorgan Chase Bank, N.A., Regions Capital Markets, a division of Regions Bank, and Compass Bank dba BBVA Compass, as Joint Bookrunners and Joint Lead Arrangers and Citizens Bank, N.A., Fifth Third Bank, PNC Bank, National Association, and U.S. Bank National Association, as Managing Agents, and the lenders party thereto.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
101.0*	The following materials from the Quarterly Report on Form 10-Q of Macquarie Infrastructure Corporation for the quarter ended September 30, 2016, filed on October 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets as of September 30, 2016 (Unaudited) and December 31, 2015, (ii) the Consolidated Condensed Statements of Operations for the quarters and nine months ended September 30, 2016 and 2015 (Unaudited), (iii) the Consolidated Condensed Statements of Comprehensive Income (Loss) for the quarters and nine months ended September 30, 2016 and 2015 (Unaudited), (iv) the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (Unaudited) and (v) the Notes to Consolidated Condensed Financial Statements (Unaudited).

*	Filed herewith.
**	Furnished herewith.

E-1