Form 10-K
period 2016-12-31
Macquarie Infrastructure Corp
filed 2017-02-21
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ACTUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the outstanding shares of stock held by non-affiliates of Macquarie Infrastructure Corporation at June 30, 2016 was $5,497,965,173 based on the closing price on the New York Stock Exchange on that date. This calculation does not reflect a determination that persons are affiliates for any other purposes.

There were 82,125,367 shares of common stock, with $0.001 par value, outstanding at February 17, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to Macquarie Infrastructure Corporation’s Annual Meeting of Stockholders for fiscal year ended December 31, 2016, to be held May 17, 2017 is incorporated by reference in Part III to the extent described therein.

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

Forward-looking statements in this report are subject to a number of risks and uncertainties, some of which are beyond our control, including, among other things:

•	changes in general economic, business or demographic conditions or trends in the U.S. or changes in the political environment, including changes in GDP, interest rates and inflation;
•	any event or occurrence that may limit our ability to pay or increase our dividend;
•	our ability to conclude a sufficient number of attractive growth projects, deploy growth capital in amounts consistent with our objectives in the prosecution of those and achieve targeted risk adjusted returns on any growth project;
•	our ability to make, finance and integrate acquisitions and the quality of financial information and systems of acquired entities;
•	changes in patterns of commercial or general aviation air travel, including variations in customer demand;
•	our ability to achieve targeted cost savings through the implementation of a shared services center;
•	the regulatory environment, including U.S. energy policy, and the ability to estimate compliance costs, comply with any changes thereto, rates implemented by regulators, and the relationships and rights under and contracts with governmental agencies and authorities;
•	disruptions or other extraordinary or force majeure events and the ability to insure against losses resulting from such events or disruptions;
•	sudden or extreme volatility in commodity prices;
•	changes in competitive dynamics affecting our businesses;
•	changes in demand for chemical, petroleum and vegetable and animal oil products, the relative availability of tank storage capacity and the extent to which such products are imported or exported;
•	technological innovations leading to changes in energy production, distribution and consumption patterns;
•	fluctuations in fuel costs, or the costs of supplies upon which our gas processing and distribution business is dependent, and the ability to recover increases in these costs from customers;
•	our ability to service, comply with the terms of and refinance at maturity our indebtedness, including due to dislocation in debt markets;

•	our ability to make alternate arrangements to account for any disruptions or shutdowns that may affect suppliers’ facilities or the operation of the barges upon which our gas processing and distribution business is dependent;
•	our ability to implement operating and internal growth strategies;
•	environmental risks, including the impact of climate change and weather conditions;
•	the impact of weather events, including potentially hurricanes, tornadoes and/or seasonal extremes;
•	changes in electricity or other energy costs, including natural gas pricing;
•	unplanned outages and/or failures of technical and mechanical systems;
•	payment of performance fees, if any, and base management fees to the Manager that could reduce distributable cash if paid in cash or could dilute existing stockholders if satisfied with the issuance of shares;
•	changes in U.S. income tax laws;
•	work interruptions or other labor stoppages;
•	the inability of principal off-takers in the contracted power businesses to take and/or pay for the energy supplied;
•	our Manager’s affiliation with the Macquarie Group or equity market sentiment, which may affect the market price of our shares;
•	our limited ability to remove the Manager for underperformance and the Manager’s right to resign;
•	unanticipated or unusual behavior of municipalities and states brought about by financial distress; and
•	the extent to which federal spending reduces the U.S. military presence in Hawaii or flight activity at airports at which Atlantic Aviation operates.

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

MIC Level Strategy

We intend to own and efficiently operate and grow a diversified portfolio of businesses with the aim of producing an attractive risk adjusted total stockholder return. We intend to achieve this by:

•	providing optimal service levels while maintaining the highest safety, environmental and governance standards;
•	prudently deploying capital in:
•	growing our existing businesses; and
•	developing and acquiring additional businesses;
•	optimizing price, volume and margin;
•	effectively managing expenses;
•	optimizing capital structures and tax planning; and
•	realizing both cross-selling and cost synergies across our businesses.

We expect these efforts, collectively, to produce growth in the amount of cash generated by our businesses and growth in our stockholder dividend.

General

We currently own and operate a diversified portfolio of businesses that provide services to other businesses, government agencies and individuals primarily in the U.S. The businesses we own and operate are:

•	International-Matex Tank Terminals (IMTT): a bulk liquid terminals business providing bulk liquid storage, handling and other services to third parties at ten marine terminals in the U.S. and two in Canada;
•	Atlantic Aviation: a provider of fuel, terminal, aircraft hangaring and other services primarily to owners and operators of general aviation (GA) jet aircraft at 69 airports throughout the U.S.;
•	Contracted Power (CP): comprising a gas-fired facility and controlling interests in wind and solar facilities in the U.S.; and,
•	MIC Hawaii segment: comprising an energy company that processes and distributes gas and provides related services (Hawaii Gas), and several smaller businesses collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy, all based in Hawaii.

We buy, develop and invest in the growth of our businesses based on a general assumption that we will own them indefinitely. It is neither our intent nor our expectation that we will divest of a business at a particular point in our ownership or as a result of having achieved certain targets, financial or otherwise. This view of ownership as a long-term relationship does not preclude sales of assets when we believe that we have either maximized the amount of value in the asset relative to our capability, or the asset is more highly valued by another owner. Since listing in December 2004, we have divested a total of approximately $360.0 million in assets including partial interests in several non-U.S. businesses, two businesses in the U.S. and several of the facilities owned and operated by our Atlantic Aviation business. In general, we have redeployed the proceeds from these asset sales in the development of our remaining businesses either through investment in growth projects or acquisitions of small, “bolt-on” operations consistent with our view of MIC as a long-term owner.

Deployment of growth capital has been and is expected to continue to be an important part of our strategy and the creation of stockholder value. Our sources of growth capital include the capital generated by our businesses but not distributed as a cash dividend to our stockholders, capital generated through the issuance of additional debt and/or equity securities, or, as noted above, the proceeds of sales of certain assets.

Since 2006, we have owned and operated businesses in the four segments in which we operate today, having acquired a 50% interest in IMTT in May 2006 and the Hawaii Gas business (Hawaii Gas) in June of that year. Since then, and excluding the investment in the second half of IMTT and our initial investment in Bayonne Energy Center (BEC), we have deployed over $2.7 billion in the expansion or improvement of, or bolt-on acquisitions on behalf of our businesses. Over time, we expect to deploy growth capital of approximately $350.0 million per year in projects and bolt-on acquisitions across all of our businesses.

Importantly, we are not obligated to invest in the growth of any one business or segment. If the opportunities in any of our businesses or segments are insufficient or the risk adjusted returns are inadequate relative to our financial targets, we will seek to drive stockholder value through other means. That may mean that in some years we invest very little in growth and focus instead on operational improvement — driving “top line” increases and/or managing expenses (or the rate of growth in expenses) down. Further, although we find value in diversification and the generally uncorrelated nature of the businesses in our current portfolio, ideally we would prefer to have a portfolio of five or six lines of business as we had following our initial public offering (IPO). However, we do not intend to pursue diversification for the sake of diversification if the opportunities are insufficient in number or the expected returns are inadequate relative to our financial hurdles.

Businesses

Our businesses, in general, are defined by a combination of the following characteristics:

•	ownership of long-lived, high-value physical assets that are difficult to replicate or substitute around;
•	a platform for the deployment of growth capital;
•	broadly consistent demand for their services;
•	scalability, such that relatively small amounts of growth can generate disproportionate increases in earnings before interest, taxes, depreciation and amortization (EBITDA);
•	the provision of basic, often essential services;
•	generally predictable maintenance capital expenditure requirements; and
•	generally favorable competitive positions, largely due to high barriers to entry, including:
•	high initial development and construction costs;
•	difficulty in obtaining suitable land on which to operate;
•	long-term concessions, leases or customer contracts; and
•	lack of immediate, cost-effective alternatives for the services provided.

The different businesses that comprise our Company exhibit these above characteristics to different degrees at different times. For example, macro-economically correlated businesses like Atlantic Aviation may exhibit more volatility during periods of economic downturn than businesses with substantially contracted revenue streams. While not every business that we own will meet all of the general criteria described above, we seek to own a diversified portfolio of businesses that possesses a balance of these characteristics.

In addition to the benefits associated with these characteristics, margins generated by most of our businesses generally can be expected to keep pace with historically normal rates of inflation. The price escalators built into many customer contracts, and the inflation and cost pass-through adjustments typically a part of pricing terms or provided for by the regulatory process to regulated businesses serve to insulate our businesses to a significant degree from the negative effects of inflation and commodity price risk. We sometimes employ hedging contracts in connection with our businesses’ floating rate debt and limited commodity price exposure.

Our Manager

We are a party to a Management Services Agreement with Macquarie Infrastructure Management (USA) Inc. (Manager), subject to the oversight and supervision of our Board of Directors. Our Manager is a member of the Macquarie Group, a diversified international provider of financial, advisory and investment services. The Macquarie Group is headquartered in Sydney, Australia and is a global leader in the management of infrastructure investment vehicles on behalf of third-party investors and advising on the acquisition, disposition and financing of infrastructure assets.

Our Manager is responsible for and oversees the management of our operating businesses. Our Manager has assigned, or seconded, to us two of its employees to serve as our chief executive officer and chief financial officer and seconds or makes other personnel available as required. The services performed for us by our Manager are provided at our Manager’s expense, and include the compensation of our seconded personnel.

We pay our Manager a monthly base management fee based primarily on our market capitalization and holding company net debt and excluding debt in support of specific operating entities. Our Manager may also earn a performance fee if the quarterly total return for our stockholders (capital appreciation plus dividends) is positive and exceeds the quarterly total return of a U.S. utilities index benchmark, both in the quarter and cumulatively. If payable, a performance fee is equal to 20% of the difference between the benchmark return and the total return for our stockholders during the quarter. Our Manager may elect to invest its fees in shares of our common stock and may only change the election during a 20 trading day window following our earnings release. Any change would apply to fees incurred thereafter. The current method of settling both base management and performance fees, if any, is through the reinvestment of the fees in shares.

Our Businesses

Use of Non-GAAP measures

In addition to our results under U.S. GAAP, we use certain non-GAAP measures to assess the performance and prospects of our businesses. In particular, we use EBITDA excluding non-cash items, Free Cash Flow and certain proportionately combined financial metrics. Proportionately combined financial metrics reflect MIC Corporate and our ownership interest in each of our businesses.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Consolidated — Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items, Free Cash Flow and Proportionately Combined Metrics” in Part II, Item 7, for further information on our calculation of EBITDA excluding non-cash items, Free Cash Flow and our proportionately combined metrics and for reconciliations of non-GAAP measures to the most comparable GAAP measures.

IMTT

Industry Overview

Bulk liquid terminals provide an important link in the supply chain for a broad range of liquid commodities (see below). In addition to renting storage tanks, dock access and intra-modal transportation access, bulk liquid terminals generate revenue by offering ancillary services including product transfer (throughput), heating, blending and packaging. Pricing for storage and other services typically reflects local supply and demand as well as the specific attributes of each terminal including access to deepwater berths and connections to land-based infrastructure such as roads, pipelines and rail.

Both domestic and international factors influence demand for bulk liquid terminals in the U.S. Demand for storage rises and falls according to local and regional consumption. In addition, import and export activity accounts for a material portion of the business. Shippers require storage for the staging, aggregation and/or distribution of products before and after shipment. The extent of import/export activity depends on macroeconomic trends such as currency fluctuations as well as industry-specific conditions, such as supply and demand imbalances in different geographic regions. Demand for storage is also driven by fluctuations in the current and perceived future price and demand for the product being stored and the resulting temporal price arbitrage.

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

Business Overview

IMTT is one of the larger independent providers of bulk liquid terminal services in the U.S., based on capacity. IMTT stores or handles primarily refined petroleum products, various commodity and specialty chemicals, renewable fuels and vegetable and animal oils (collectively liquid commodities). Crude oil constitutes an immaterial portion of IMTT’s overall storage and handling operations. The business operates a network of 12 terminals including ten in the U.S. and two in Canada (one partially owned) with principal operations in the New York Harbor market and on the Lower Mississippi River.

We acquired a 50% interest in IMTT from the firm’s founding family in May 2006 and operated the business on a joint basis through July 15, 2014. On July 16, 2014, we completed the acquisition of the remaining 50% interest that we did not previously own (IMTT Acquisition). Over the period of our ownership through the year ended December 31, 2016, excluding the acquisition of the business, we (and our co-owners in the period prior to July 16, 2014) deployed approximately $1.0 billion in the growth and development of additional storage capacity, facilities and related infrastructure (pipes, pumps, docks, etc.) and an acquisition of a facility in Illinois. Consistent with IMTT’s strategy below, we expect to be able to continue to deploy capital in the growth and expansion of storage capacity and capabilities provided that they generate attractive risk-adjusted returns.

IMTT also owns OMI Environmental Solutions (OMI), an environmental emergency response, industrial services, waste transportation and disposal business.

IMTT — (continued)

The table below summarizes the breakdown of revenue generated by IMTT for the year ended December 31, 2016:

Refined Products	Chemical	Renewable/Vegetable & Animal Oil	Crude Oil & Asphalt	Other
55%	24%	6%	4%	11	%(1)

(1)	Includes 5% of revenues from OMI.

Following is summary financial information for 100% of IMTT ($ in millions):

	As of, and for the Year Ended, December 31,
	2016	2015	2014
Revenue(1)	$532.5	$550.0	$567.5
Net income(1)	83.1	74.7	92.7
EBITDA excluding non-cash items(1)(2)	321.9	302.1	285.2
Total assets	3,978.4	4,000.1	4,040.8

(1)	IMTT contributed $255.9 million, $34.9 million and $127.8 million to our consolidated revenue, net income and EBITDA excluding non-cash items, respectively, for the period July 16, 2014 through December 31, 2014 following our acquisition of the 50% of the business we did not already own. Prior to July 16, 2014, IMTT’s results were accounted for using the equity method.
(2)	See “Business — Our Businesses” in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7, for further information and a reconciliation of net income (loss) to EBITDA excluding non-cash items.

Strategy

IMTT is pursuing a strategy that has five principal components:

1.	to continuously drive improvements in safety;
2.	to grow revenue and cash flows by attracting and retaining customers who place a premium on flexibility, speed and efficiency in storage and handling of bulk liquid products;
3.	to deploy growth capital in the development of existing locations by constructing new terminal assets (for example tanks, docks, rail offloading capacity, pipelines or other logistics infrastructure) and other non-terminal assets that support MIC’s other lines of business when such construction is supported by customer demand and the returns are attractive;
4.	to optimize the scale and performance of the business through acquisitions, developments, divestitures and partnerships; and
5.	to improve business processes and systems with particular focus on cost and risk reduction, control of maintenance capital expenditures and revenue optimization.

IMTT — (continued)

Locations

As of December 31, 2016, IMTT comprised the following facilities and storage capacity, not including tanks used in packaging, recovery tanks, and/or other storage capacity not typically available for rent.

Facility	Land	Aggregate Capacity of Storage Tanks in Service (Millions of Barrels)	Percent of Ownership
Facilities in the United States:
Louisiana Terminals (4)	Owned	20.8	100.0%
Bayonne Terminal	Owned	15.7	100.0%
Other Terminals (5)	Owned	3.7	100.0%
Facilities in Canada:
Quebec City, Quebec	Leased	2.0	100.0%
Placentia Bay, Newfoundland	Leased	3.0	20.1%
Total		45.2

IMTT facilities generally operate 24/7 providing shippers, refiners, manufacturers, traders and distributors with prompt access to a wide range of storage services. In each of its two key markets, IMTT’s scale ensures availability of sophisticated product handling and storage capabilities. IMTT continues to improve its facilities’ speed and flexibility of operations by investing in upgrades of its docks, pipelines and pumping infrastructure and facility management systems.

Louisiana Terminals (52% of gross profit)

On the Lower Mississippi River, IMTT currently operates four terminals (St. Rose, Gretna, Avondale and Geismar). With combined storage capacity of 20.8 million barrels, the four sites give IMTT substantial market share in the storage of black oil, bulk liquid chemicals and vegetable oils on the strategically important Lower Mississippi River.

The Louisiana facilities also give IMTT a substantial presence in a key domestic transport hub. The Lower Mississippi River serves as a major transshipment point between the central U.S. and the rest of the world for agricultural products (such as vegetable oils) and commodity chemicals (such as methanol). The region also has substantial traffic related to the petroleum industry. Gulf Coast refiners and traders send products to other regions of the U.S. and overseas and use IMTT’s Louisiana facilities to perform some of these functions. These facilities enjoy relatively unencumbered marine and road access when compared to other, more congested waterways such as the Houston Ship Channel.

Bayonne Terminal (39% of gross profit)

Located on the Kill Van Kull between New Jersey and Staten Island, the 15.7 million barrel capacity terminal occupies an attractive position in New York Harbor. As the largest independent bulk liquid terminal in New York Harbor, IMTT-Bayonne has substantial market share of independent storage of refined petroleum products and chemicals.

New York Harbor serves as the main petroleum trading hub in the northeast U.S. and a physical settlement site for the gasoline and ultra-low sulfur diesel futures contracts traded on the New York Mercantile Exchange. In addition to waterborne shipments, products reach New York Harbor through petroleum product pipelines from the U.S. Gulf region and elsewhere. New York Harbor also serves as the starting point for refined product pipelines linked to inland markets and as a key port for refined petroleum product exports and imports. IMTT-Bayonne has connections to the Colonial, Buckeye and Harbor refined petroleum product pipelines as well as rail and road connections and substantial blending capabilities. As a result, IMTT-Bayonne provides its customers with logistical flexibility.

IMTT — (continued)

IMTT-Bayonne has the capability to quickly load and unload the largest bulk liquid transport ships entering New York Harbor. The U.S. Army Corp of Engineers has dredged the Kill Van Kull channel passing the IMTT-Bayonne docks to 50 feet (IMTT has dredged two of its docks to 47 feet). Most of IMTT’s competitors in New York Harbor have facilities located on the southern portion of the Arthur Kill (water depth of approximately 37 feet) and force large ships to transfer a portion of their cargoes to barges (a process known as lightering) before docking. This technique increases the cost of loading and unloading.

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

Independent terminal operators generally compete on the basis of the location and versatility of facilities, service and price. The services typically provided by the terminal include, among other things, the safe storage of the product at specified temperature, moisture and other conditions, as well as receipt and delivery from the terminal, all of which must be in compliance with applicable environmental regulations. A favorably located terminal will have access to various cost-effective transportation modes, both to and from the terminal. Transportation modes typically include waterways, railroads, roadways and pipelines. A terminal operator’s ability to obtain attractive prices is often dependent on the quality, versatility and reputation of the facilities owned by the operator.

IMTT faces significant competition from a variety of international, national and regional energy companies, including large, diversified midstream entities, global terminal operators and large multi-national energy companies. We believe that IMTT is favorably positioned to compete in the industry due to the strategic location of our terminals in the Gulf Coast and New York Harbor, our reputation, the prices we charge for our services and the connectivity, quality and versatility of our services. In particular, we believe that IMTT’s proximity to petroleum and chemical refineries in both of its key markets and to the very substantial end use market in the Northeast are sources of competitive advantage.

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

For the year ended December 31, 2016, approximately 55% of IMTT’s revenue was generated by its top ten customers of which seven were rated as investment grade and the other three were not rated. Customers typically sign contracts which, among other things, provide for a fixed periodic payment (usually monthly) for access to and use of IMTT’s facilities. This payment may be expressed in terms of cents per barrel of storage capacity, a dollar amount per unit of infrastructure, or a dollar amount per month. These amounts are payable whether the customer uses the facilities or not.

IMTT is responsible for ensuring appropriate care of products stored at its facilities and believes it maintains adequate insurance with respect to its exposure. IMTT does not have material exposure to commodity price fluctuations because it typically does not purchase or market the products that it handles. IMTT’s customers retain title to products stored and have responsibility for securing insurance or self-insuring against loss or fluctuation in value.

IMTT — (continued)

Regulation

The rates that IMTT charges for its services are not subject to regulation. However, a number of regulatory bodies oversee IMTT’s operations. IMTT must comply with numerous federal, state and local environmental, occupational health and safety, security, tax and planning statutes and regulations. These regulations require IMTT to obtain and maintain permits to operate its facilities and impose standards that govern the way IMTT operates its business. If IMTT does not comply with the relevant regulations, it could lose its operating permits and/or incur fines and increased liability. As a result, IMTT has developed environmental and health and safety compliance functions overseen by terminal managers at the terminal level, as well as by IMTT’s Vice President of Environmental, Health, Safety and Security, Chief Operating Officer and Chief Executive Officer. While changes in environmental, health and safety regulations pose a risk of higher operating costs, such changes are generally phased in over time to manage the impact on both the industry and the business.

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

Employees and Management

As of December 31, 2016, IMTT (excluding the Newfoundland terminal) had a total of 1,052 employees, of which 230 employees were unionized. In January 2017, IMTT agreed to a new, five year collective bargaining agreement with its Bayonne employees represented by the United Steel Workers. This agreement is expected to be executed within the quarter ended March 31, 2017. We believe employee relations at IMTT are good.

The day-to-day operations of IMTT are managed by individual terminal managers who are responsible for most aspects of the operations at their terminals. IMTT’s operations are overseen by senior personnel with significant experience in the bulk liquid storage industry. Management of the business is headquartered in New Orleans, Louisiana.

Atlantic Aviation

Industry Overview

Fixed based operations (FBOs) primarily service the GA corporate and leisure flying segment of the air transportation industry. Local airport authorities own the airport properties and grant FBO operators the right to provide fueling and other services pursuant to long-term ground leases. Fueling services provide the majority of an FBO’s revenue and gross margin.

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

Atlantic Aviation — (continued)

The ownership of FBOs in the U.S. is fragmented with the majority of facilities individually owned and operated rather than part of networks or chains. Consolidation has been and is expected to continue to be an important feature of the industry with larger networks that are able to achieve economies of scale in fuel and insurance purchasing, marketing and back office operations acquiring locations from individual owners/operators. We believe that this is a trend that will continue over the medium term.

Demand for FBO services is driven by the level of GA flight activity and is defined as the number of take-offs and landings in a given period. Industry wide, GA business jet take-offs and landings increased by 1.3% for the year ended December 31, 2016 compared with the year ended December 31, 2015 according to flight data reported by the Federal Aviation Administration (FAA). GA business jet take-off and landings at airports where Atlantic Aviation operates increased by 1.1% during the year ended December 31, 2016. We believe GA flight activity will continue to expand consistent with increased economic activity in the U.S. and Atlantic Aviation’s presence in some of the more popular business and recreational destinations in the U.S.

Business Overview

At December 31, 2016, Atlantic Aviation operated FBOs at 69 airports in the U.S. Atlantic Aviation’s FBOs provide fueling and fuel-related services, aircraft parking and hangar services to owners/operators of jet aircraft, primarily to the GA sector of the air transportation industry, but also to commercial, military, freight and government aviation customers.

Atlantic Aviation has been a part of the MIC portfolio since our IPO. In December 2004, the business owned and operated a total of 16 FBOs. Through a roll-up of FBOs since then, we have acquired a total of 69 facilities. Consistent with our strategy of seeking to optimize the portfolio by exiting markets we believe have limited growth potential in favor of entering those with better prospects, we have divested of a total of 16 sites. Today Atlantic Aviation operates FBOs on 69 airports in the U.S. Including the acquisition of additional FBOs, we have deployed over $1.7 billion in Atlantic Aviation in the development of projects including the construction of terminals and aircraft hangars, fuel tank farms, aircraft parking (ramps) and a range of smaller projects through the year ended December 31, 2016.

Following is summary financial information for Atlantic Aviation ($ in millions):

	As of, and for the Year Ended, December 31,
	2016	2015	2014
Revenue	$740.2	$738.5	$779.3
Net income	59.5	22.8	37.0
EBITDA excluding non-cash items(1)	225.1	203.6	167.9
Total assets	1,564.7	1,502.5	1,510.7

(1)	See “Business — Our Businesses” in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7, for further information and a reconciliation of net income (loss) to EBITDA excluding non-cash items.

Strategy

Atlantic Aviation is pursuing a strategy that has five principal components:

1.	to make Atlantic Aviation the preferred FBO provider at all of the airports at which it operates by providing the best service and safety in the industry;
2.	to prudently deploy capital in equipment and leasehold improvements;
3.	to optimize the portfolio of FBOs through acquisitions, divestitures and lease extensions;
4.	to manage the business to optimize its operating expenses; and
5.	to grow the business by leveraging the size of the Atlantic Aviation network and its information technology capabilities to identify marketing and cross-selling opportunities.

Atlantic Aviation — (continued)

Operations

Atlantic Aviation has high-quality facilities and focuses on attracting customers who desire a high level of personalized service. Fueling and fuel-related services generated 64% of gross margin for the year ended December 31, 2016. Other services, including de-icing, aircraft parking, hangar rental and catering, provided the balance. Fuel is stored in tank farms and each FBO operates refueling vehicles owned or leased by the FBO to move fuel from the tank farms to the aircraft being serviced. The FBO either owns or has access to the fuel storage tanks to support its fueling activities. At some of Atlantic Aviation’s locations, services are also provided to commercial airlines and the military. Services provided to the airlines may include refueling from the airline’s own fuel supplies, de-icing and/or ground and ramp handling services.

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

Locations

Atlantic Aviation’s FBOs operate pursuant to long-term leases from airport authorities who own or manage the airport. Atlantic Aviation works with these airport authorities to maximize lease lengths through capital improvements or other enhancements to the airport.

Atlantic Aviation’s EBITDA-weighted average remaining lease length (at Atlantic Aviation’s discretion) was 19.6 years at December 31, 2016 and 2015, notwithstanding the passage of one year. The leases at nine of Atlantic Aviation’s FBOs, collectively accounting for approximately 10.0% of Atlantic Aviation’s gross margin, will expire within the next five years. No individual FBO generates more than 10% of the gross margin of the business at December 31, 2016.

The airport authorities have certain termination rights in each of Atlantic Aviation’s leases. Standard terms allow for termination if Atlantic Aviation defaults on the terms and conditions of the lease, abandons the property or becomes insolvent or bankrupt. Most of the leases allow for termination if liens are filed against the property. Fewer than twenty leases may be terminated for convenience or other similar reasons. In these cases, generally, there are compensation agreements based on amortization schedules or obligations of the airport authority to make best efforts to relocate the FBO.

Atlantic Aviation periodically evaluates its portfolio of FBOs and may conclude that some of its sites do not have sufficient scale or do not serve a market with sufficiently strong growth prospects to warrant continued operations at these locations in which case it may elect to sell the site or not renew the lease upon maturity.

Marketing

Atlantic Aviation has a number of marketing programs, each utilizing an internally-developed point-of-sale system that tracks GA flight movements. This program supports flight tracking and provides customer relationship management data that facilitates up-selling of fuel and optimization of revenue per customer.

Atlantic Aviation also maintains a loyalty program for pilots known as “Atlantic Awards” that provides an incentive to purchase fuel from Atlantic Aviation. These awards are recorded as a reduction in revenue in Atlantic Aviation’s consolidated financial statements.

Atlantic Aviation — (continued)

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

Atlantic Aviation’s main competitors are Signature Flight Support, Jet Aviation, Million Air, Sheltair Aviation and TAC Air. In February 2016, Signature Flight Support acquired Landmark Aviation, resulting in the combination of two of Atlantic Aviation’s biggest competitors. Signature Flight Support competes with Atlantic at 22 airports, but only three of these locations were added as a result of the merger. Atlantic Aviation has not noticed a significant shift in customer or competitor behavior and remains confident in its ability to compete effectively. To our knowledge, other than the competitors listed, no other competitor operated more than 20 FBOs in the U.S. at December 31, 2016.

Customers

Atlantic Aviation does not depend on a single customer, the loss of which would have a material adverse effect on the business.

Regulation

The aviation industry is overseen by a number of regulatory bodies, but its primary regulator is the FAA. In addition, local airport authorities also regulate the FBOs. The business must comply with federal, state and local environmental statutes and regulations associated in part with the operation of fuel storage tank systems and mobile fueling vehicles. These requirements include, among other things, tank and pipe testing for tightness, soil sampling for evidence of leaking and remediation of detected leaks and spills.

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

Employees and Management

As of December 31, 2016, the business employed 1,956 people, of which 190 employees were subject to collective bargaining agreements. We believe relations with union and non-union employees at Atlantic Aviation are good.

The day-to-day operations of Atlantic Aviation are managed by individual site managers who are responsible for most aspects of the operations at their site. Atlantic Aviation’s operations are overseen by senior personnel with significant experience in the aviation industry.

Contracted Power

Industry Overview

The power industry represents a large and critical infrastructure market, both in terms of the number and value of facilities as well as their contribution to overall economic activity. In developed economies, capital spending in the sector is driven by aging infrastructure, new technologies, increased legislation regarding emissions, the use of renewable energy and modest demand growth.

The Energy Information Administration forecasts the demand for electricity in the U.S. to grow at a compound annual rate of approximately 0.7% over the next twenty years. As aging and inefficient generating capacity is retired or replaced, opportunities for deployment of capital in the growth of our CP segment are expected to increase.

Contracted Power — (continued)

Transaction activity in the electricity generating sector of the industry has been driven by a combination of portfolio optimization and a significant number of renewable power projects being developed as a result of the adoption of Renewable Portfolio Standards (RPS). RPS are state-level regulatory mandates that aim to create demand for electricity derived from renewable sources by obligating utilities and other load-serving entities to provide a specific portion of their electricity generation from qualifying renewable technologies by a specified date. Transactions involving both existing and greenfield power assets have increased in number as CP projects offer an attractive risk-adjusted return, particularly in a low interest rate environment.

Business Overview

The businesses in our CP segment sell electricity to creditworthy off-takers, typically pursuant to multi-year contracts. These contracts include either long-term power purchase agreements (PPAs) or tolling arrangements whereby a counterparty has contracted with one of our businesses to deliver a specified suite of energy and related services. These contracts provide a hedge against volatility in revenue from fluctuations in demand or price. MIC’s current portfolio of electricity generating facilities utilize wind, solar and gas-fired technologies. We expect to continue to seek attractive investment opportunities in a range of conventional and renewable energy production and distribution projects and to pursue expansion opportunities at existing facilities.

At our IPO, we invested in a district energy business in Chicago, Illinois. We owned 100% of the business from our IPO until December 2009 at which time we sold a 49.99% interest in the business to a third party. In August 2014, we divested our remaining 50.01% interest. The financial results for the district energy business were reported as a component of CP through the date it was divested.

At December 31, 2016, CP consisted of controlling interests in six solar facilities, two wind facilities and a 100% interest in a gas-fired facility. We made our first investment in a solar facility in late 2012. Our portfolio consists of two solar facilities in Arizona, two in California, one in Texas and one in Utah. These solar facilities have an aggregate generating capacity of 137 megawatts (MW). Our wind facilities are located in Idaho and New Mexico and have a combined generating capacity of 203 MW. The gas-fired facility, BEC, has a generating capacity of 512 MW and is located in Bayonne, New Jersey, adjacent to IMTT’s Bayonne terminal.

The solar and wind projects sell electricity under PPAs with initial terms of 20 – 25 years. The PPAs generate a fixed amount of revenue for each unit of electricity sold and certain of the PPAs have fixed or CPI-linked escalators. All of CP’s solar facilities and the wind project in New Mexico are owned through tax-equity partnership structures in which we have controlling interests whereby we receive cash distributions disproportionate to our investment during the first several years of the projects’ operations and taxable income or loss disproportionate to our interest thereafter. Our interest in the wind project located in Idaho is an approximately 75% ordinary economic interest.

The renewable energy facilities utilize arrays of photovoltaic solar panels and wind turbine generators to convert energy from sunlight and wind into electricity. The electricity is aggregated and fed directly into regional power grids. These technologies tend to produce a predictable amount of electricity within the bounds of seasonal variability in insolation and wind. The business also generates Renewable Energy Certificates (RECs) based on the amount of electricity provided to off-takers. These RECs are either bundled with the electricity under the terms of the PPAs or sold separately to third-parties.

Contracted Power — (continued)

In April 2015, we completed the acquisition of BEC, a 512 MW gas-fired simple cycle power facility in Bayonne, New Jersey, adjacent to IMTT. The BEC facility comprises eight natural gas turbine power generating sets (installed in 2012). Power produced by BEC is transmitted via a dedicated cable beneath New York Harbor to a substation in Brooklyn, New York, from where it is distributed into the New York City power market. The majority of the facility’s output is contracted with a creditworthy power wholesaler that has entered into tolling agreements with BEC for 62.5% of the facility’s capacity. The tolling agreements generate revenue whether or not the facility is in use for power production. In addition to revenue related to the tolling agreement and capacity payments from the grid operator, BEC generates an energy margin when the facility is dispatched and also receives revenue for ancillary services provided to support grid stability and the system-wide transmission of capacity and energy. Revenue from these ancillary services does not require the facility to dispatch. In late 2015, we commenced the process of expanding the generating capacity of BEC by at least 130 MW and the connection of the facility to a second gas pipeline that runs beneath IMTT’s property.

The financial results discussed in this Form 10-K reflect 100% of the performance of the solar and wind facilities within the CP segment since our acquisitions, not the contribution based on our economic interest, and the performance of BEC from the date of our acquisition on April 1, 2015, unless specified otherwise. The financial results for the CP segment, including the results of the district energy business through August 21, 2014, the date it was divested, is presented below ($ in millions):

	As of, and for the Year Ended, December 31,
	2016	2015	2014
Revenue	$150.0	$123.8	$51.1
Net income (loss)	14.1	(7.2)	(6.2)
EBITDA excluding non-cash items(1)	98.2	68.2	22.7
Total assets	1,516.6	1,411.2	613.1

(1)	See “Business — Our Businesses” in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7, for further information and a reconciliation of net income (loss) to EBITDA excluding non-cash items.

Strategy

Our CP businesses are pursuing a strategy that has four principal components:

1.	to deliver cost-competitive electricity in a safe and reliable manner;
2.	to deploy additional capital at attractive risk-adjusted returns by developing or acquiring energy projects across a range of technologies and geographies;
3.	to leverage the growing scale of our portfolio to manage costs and increase efficiencies across the businesses; and
4.	to recycle capital through the sale of selected facilities to third parties.

Operations

Operation and maintenance (O&M) of the CP facilities is performed by qualified contracted personnel and by established third-party service providers under long-term contracts. Other costs such as insurance and land leases are also based on annual contracts. Accordingly, a significant portion of the operating costs of these facilities is highly predictable. The business regularly evaluates which O&M services are best provided by employees, contractors or third-parties.

Customers

The primary customers of the contracted power business are creditworthy counterparties including utilities and power remarketers. Customers have entered into long-term PPAs or tolling agreements with remaining terms ranging from 11 to 22 years as of December 31, 2016.

Contracted Power — (continued)

Seasonality

Each CP facility has unique seasonality based on local market factors including weather and energy demand. The solar projects generate a disproportionate amount of their revenue in the summer months when insolation is highest, while wind energy revenues vary by season depending on the location of the specific project. Other CP projects may also exhibit seasonality based on the respective market’s varying electricity demand. For example, BEC is a peaking power plant that is dispatched when energy demand increases above a base load, therefore BEC is dispatched more often in the summer and winter months.

Competition

The contracted portion of CP’s business is not subject to substantial direct competitive price pressure due to the long-term nature of the PPAs and tolling agreements with creditworthy off-takers. Our BEC facility has incremental generating capacity which is available for sale in the spot power market. After the expiration of the PPAs or tolling agreements, our facilities could be subject to greater competition.

Regulation

The power and energy sectors are the subject of substantial and complex laws, rules and regulations. Sector regulators include the Federal Energy Regulatory Commission (FERC) and the North American Electric Reliability Corporation (NERC). The FERC has jurisdiction over the transmission and wholesale sale of electricity in interstate commerce and over the transportation, storage and certain sales of natural gas in interstate commerce, including the rates, charges and other terms and conditions for such services. The NERC serves to establish and enforce reliability standards applicable to all users, owners and operators of the bulk power system. The U.S. Environmental Protection Agency also oversees certain environmental matters related to the construction and operations of CP’s electric generating facilities.

The New York competitive wholesale electricity market in which BEC participates is administered by the New York Independent System Operator (NYISO). NYISO is a not-for-profit agency that serves to ensure regional grid reliability, comprehensive planning, and open and efficient markets. BEC is also subject to certain New York State and New York City regulations and to environmental regulations by the State of New Jersey’s Department of Environmental Protection.

Each of the solar and wind facilities comprising CP is subject to regulation and oversight in the jurisdictions in which they operate.

Employees and Management

At December 31, 2016, the CP businesses had seven employees and two contractors that provide certain management oversight, while O&M is provided by third parties.

MIC Hawaii

Industry Overview

Beginning in 2008 with the Hawaii Clean Energy Initiative, Hawaii implemented a RPS that required increasing levels of electricity be derived from renewable resources with the goal of generating cleaner and lower cost electricity. In 2015, Hawaii accelerated its RPS and currently targets 100% of its electricity generated from renewable resources by 2045 with interim milestones in 2020, 2030 and 2040.

MIC Hawaii’s businesses support the State’s clean energy goals of lowering emissions, increasing energy security and decreasing costs for all energy users in Hawaii. For example, at Hawaii Gas, we are focused on diversifying our feedstock to include fuels which are cleaner burning and have the potential to lower energy costs for our customers, such as renewable natural gas (RNG) and liquefied natural gas (LNG). Further, natural gas-fired generation better complements Hawaii’s growing renewable power generation sources given its efficiency and operating flexibility. At Waihonu Solar, we are generating renewable energy that serves customers on Oahu. At Critchfield Pacific, Inc. (CPI), we work with customers to lower their overall energy use through the design and construction of energy efficient infrastructure.

MIC Hawaii — (continued)

In 2016, over 25% of Hawaii’s electricity was generated from renewable sources, where the primary sources were solar, wind, and biomass. While geographic location and the high cost of electricity make Hawaii an attractive market for solar power generation, there is the potential to increase the amount of all renewables-based power generation in the market. MIC Hawaii has made one investment in the solar sector and expects to pursue further growth opportunities in line with Hawaii’s energy goals.

Business Overview

MIC Hawaii comprises Hawaii Gas and several smaller businesses collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy in Hawaii. From mid-2006 to 2016, our MIC Hawaii segment consisted of only Hawaii Gas, the state’s government-franchised gas utility and an unregulated liquefied petroleum gas (LPG) distribution business. Founded in 1904, Hawaii Gas serves Hawaii’s 1.4 million residents and 8.9 million visitors across Oahu, Hawaii, Maui, Kauai, Molokai and Lanai (the main islands).

In July 2016, we commenced commercial operations at the Waihonu Solar facilities on Oahu. Waihonu Solar has an installed capacity of 7 MW and produces clean energy under a long-term feed-in tariff with the regulated electric utility. O&M is conducted by a third party provider. During its development phase, Waihonu Solar was reported as a part of our CP business.

In August 2016, we acquired CPI, a design-build mechanical contractor with a focus on engineering and constructing energy efficient infrastructure. CPI serves a broad range of end markets including hospitality, real estate and the military throughout Hawaii. With the acquisition of CPI, the portfolio of MIC Hawaii companies now offers a range of clean energy solutions including energy efficient design/build services, cleaner fuel supply and renewable power generation.

The largest business within MIC Hawaii is Hawaii Gas. Hawaii Gas comprises a regulated gas utility and an unregulated LPG distribution business. The utility business includes the processing, distribution and sale of synthetic natural gas (SNG) and the distribution and sale of regasified LNG on the island of Oahu and the distribution and sale of LPG on all of the main islands. The non-utility business distributes and sells LPG to customers on all the main islands. LPG is delivered by truck to individual tanks located on customer sites or is distributed in cylinders filled at central locations. The gas distributed by Hawaii Gas has a wide range of commercial and residential applications including water heating, drying, cooking, emergency power generation and decorative lighting, such as tiki torches. LPG is also used as a fuel for specialty vehicles such as forklifts. Users include residential customers and a wide variety of commercial, hospitality, military, public sector and wholesale customers.

Hawaii Gas’ products are relatively cleaner-burning fuels that produce lower levels of carbon emissions than other hydrocarbon fuels such as coal or oil. This is particularly important in Hawaii where heightened public awareness of the environmental impact of using hydrocarbon fuels makes lower emission fuels attractive to customers. Hawaii Gas is evaluating several projects to source cleaner, locally generated RNG, which include the recovery of gas from municipal waste water treatment plants and landfills as well as the processing of locally sourced biomass. In August 2016, the City and County of Honolulu awarded the Honouliuli Wastewater Treatment Plant Biogas contract to Hawaii Gas. Under the terms of the agreement, Hawaii Gas will purchase approximately 800,000 therms of biogas per year at a fixed rate through December 31, 2024. The agreement is pending approval by the Hawaii Public Utilities Commission (HPUC) and, if approved, operations are expected to commence in 2018.

Hawaii Gas’ primary products consist of:

Synthetic Natural Gas (SNG):  The business converts a light hydrocarbon feedstock (currently naphtha) into SNG which has a similar heating value to natural gas. Hawaii Gas has the only SNG processing capability in Hawaii at its plant located on the island of Oahu. SNG is delivered by underground pipeline to utility customers throughout Oahu.

MIC Hawaii — (continued)

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

Liquefied Natural Gas (LNG):  In March 2014, the business received regulatory approval to procure, transport and utilize LNG as a backup fuel for the SNG utility distribution system and currently uses conventional intermodal cryogenic containers to transport LNG from the U.S. mainland. The first shipment of LNG was regasified in April 2014 and LNG operations have been ongoing since that time. In April 2016, the business received regulatory approval to invest $12.8 million in its utility business to replace up to 30% of its SNG gas demand with containerized LNG. Hawaii Gas expects this transition to a cleaner fuel source to be completed in 2017.

Renewable Natural Gas (RNG):  In August 2016, the City and County of Honolulu awarded a wastewater biogas contract to the business. The agreement is subject to approval by the HPUC. The business continues to evaluate a range of renewable feedstock sources including waste water treatment plants, landfills and biomass.

Following is summary financial information for MIC Hawaii ($ in millions):

	As of, and for the Year Ended, December 31,
	2016	2015	2014
Revenue	$233.9	$227.0	$264.6
Net income	35.7	24.0	21.3
EBITDA excluding non-cash items(1)	62.8	60.1	57.0
Total assets	501.7	386.1	392.5

(1)	See “Business — Our Businesses” in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7, for further information and a reconciliation of net income (loss) to EBITDA excluding non-cash items.

Strategy

Our MIC Hawaii businesses are pursuing a strategy that has four principal components:

1.	to lower the cost of energy in Hawaii in a safe and environmentally sustainable manner;
2.	to diversify sources of energy and power generation to ensure energy security for the State of Hawaii;
3.	to increase and diversify the customers served by the businesses of MIC Hawaii; and,
4.	to maintain positive relationships with regulators, government agencies, customers, the communities MIC Hawaii serves and other stakeholders.

Customers

The businesses of MIC Hawaii generate revenue primarily from the provision of gas services to commercial, residential and governmental customers, the generation of power and the design and construction of building mechanical systems.

MIC Hawaii does not depend on any single customer, the loss of which would have a material adverse effect on the business.

MIC Hawaii — (continued)

Utility Regulation

Hawaii Gas’ utility business and Waihonu Solar are regulated by the HPUC. The HPUC exercises broad regulatory oversight and investigative authority over all public utility companies in Hawaii.

Rate Regulation.  The HPUC establishes the rates that Hawaii Gas can charge its utility customers via cost of service regulation. Although the HPUC sets the base rate for the gas sold by Hawaii Gas’ utility business, Hawaii Gas is permitted to pass through changes in its raw materials cost by means of a monthly fuel adjustment charge.

Hawaii Gas’ utility rates are established by the HPUC in periodic rate cases typically initiated by Hawaii Gas. The business initiates a rate case by submitting a request to the HPUC for an increase in rates based, for example, upon materially higher costs related to providing the service. Following initiation of the rate increase request and submissions by other intervening parties of their positions on the rate request, and potentially an evidentiary hearing, the HPUC issues a decision establishing the revenue requirements and the resulting rates that Hawaii Gas will be allowed to charge. Hawaii Gas’ last rate case had a test year of 2009 and was approved in 2010. Hawaii Gas expects to file a rate case in 2017.

The HPUC also establishes the rate for solar power feed-in-tariff projects such as Waihonu Solar.

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

Competition

Depending upon the end-use, Hawaii Gas competes with electricity, diesel, solar, geo-thermal, wind, other gas providers and alternative energy sources. Electricity in Hawaii is generated by four electric utilities and various independent power producers. In addition, residential and some commercial customers in Hawaii have increased the rate at which they are installing distributed solar photovoltaic generating capacity.

Hawaii Gas’ Utility Business.  Hawaii Gas holds the only government franchise for utility gas services in Hawaii. This enables Hawaii Gas to utilize public easements for its pipeline distribution systems. This franchise also provides for the exclusive use of extensive below-ground distribution infrastructure that Hawaii Gas owns and maintains. In certain instances, the business’ utility customers also have the ability to use alternative sources of energy, such as diesel.

Hawaii Gas’ Non-Utility Business.  Hawaii Gas sells LPG in an unregulated market on the main islands of Hawaii. There are several other wholesale and small retail distributors that compete in the LPG market (some of whom are supplied by Hawaii Gas). Hawaii Gas believes it has a competitive advantage because of its established customer base, storage facilities, distribution network and reputation for reliable service.

CPI.  CPI competes with a variety of mechanical contractors in Hawaii based on technical skills, equipment distributor relationships and cost. There are a limited number of competitors in Hawaii that provide comprehensive design and engineering services combined with the capability to construct major mechanical projects.

MIC Hawaii — (continued)

Fuel Supply, SNG Plant and Distribution System

Fuel Supply

Hawaii Gas obtains the majority of its LPG supply from off-island producers with the remainder supplied by Island Energy Services. Hawaii Gas currently sources naphtha feedstock for its SNG plant from Par Hawaii and on September 30, 2016, Hawaii Gas filed an application with the HPUC requesting approval of a new multi-year contract with Par. The HPUC subsequently issued an Interim Decision and Order in January 2017 providing interim approval of the new feedstock supply agreement. Issuance of a final decision and order is expected in the first half of 2017.

SNG Plant and Distribution System (Utility Business)

Hawaii Gas processes and distributes SNG from its plant located west of the Honolulu business district. The life of the plant continues to be extended through routine maintenance and additional capital investments. A 22-mile transmission pipeline links the SNG plant to a distribution system at Pier 38 in south Oahu. From Pier 38, a pipeline distribution system consisting of approximately 900 miles of distribution and service pipelines transports gas to customers. On islands other than Oahu, LPG is distributed by direct deliveries from off-island suppliers by ship and by barge from Oahu. It is then distributed via pipelines to utility customers. Approximately 90% of the Hawaii Gas pipeline system is on Oahu.

Distribution System (Non-Utility Business)

The non-utility business of Hawaii Gas provides gas to customers (on each of the main islands) not connected to Hawaii Gas’ utility pipeline system. The majority of Hawaii Gas’ non-utility customers are on islands other than Oahu. LPG is transported to these islands by direct deliveries from off-island suppliers by ship and by barge from Oahu. Hawaii Gas also owns the infrastructure by which it distributes LPG to its customers, including harbor pipelines, trucks, several holding facilities and storage base-yards on Kauai, Maui and Hawaii.

Environmental Permits

Hawaii Gas:  This business requires environmental operating permits, the most significant of which are air and wastewater permits required for the SNG plant. Hawaii Gas is in compliance in all material respects with all applicable provisions of these permits.

CPI:  Certain of CPI’s projects are subject to air and wastewater permits. CPI is in compliance in all material respects with all applicable provisions of these permits.

Employees and Management

As of December 31, 2016, MIC Hawaii had 570 employees, of which 412 are union employees. Hawaii Gas has 211 union employees that are subject to the terms of a collective bargaining agreement. The remaining 201 union employees at CPI are subject to the terms of one of four multi-employer industry collective bargaining agreements. MIC Hawaii believes it has a good relationship with its union and non-union employees and there have been no major disruptions in operations due to labor matters for over 30 years. Management for all of the businesses are headquartered in Honolulu, Hawaii.

Consolidated

Our Employees

As of December 31, 2016, we employed approximately 3,600 people across our consolidated businesses of which approximately 23% were subject to collective bargaining agreements. The MIC holding company does not have any employees.

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

Our website is www.macquarie.com/mic. You can access our Investor Center through this website. We make available free of charge, on or through our Investor Center, our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, as amended, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We also make available through our Investor Center statements of beneficial ownership of the shares filed by our Manager, our directors and officers, any holders of 10% or more of our shares outstanding and others under Section 16 of the Exchange Act.

You can also find information on the Governance page on our website where we post documents including:

•	Amended and Restated Bylaws of Macquarie Infrastructure Corporation;
•	Third Amended and Restated Management Services Agreement;
•	Corporate Governance Guidelines;
•	Code of Business Conduct;
•	Charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee;
•	Policy for Stockholder Nomination of Candidates to Become Directors of Macquarie Infrastructure Corporation; and
•	Information for Stockholder Communication with our Board of Directors, our Audit Committee and our Lead Independent Director.

Our Code of Business Conduct applies to all of our directors, officers and employees as well as all directors, officers and employees of our Manager involved in the management of the Company and its businesses. We will post any amendments to the Code of Business Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange (NYSE), on our website. The information on our website is not incorporated by reference into this report.

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

Economic conditions may also increase our counterparty risk, particularly in those businesses whose revenues are determined under multi-year contracts, such as IMTT, and our renewables businesses. Should conditions deteriorate, we would expect to see increases in counterparty defaults and/or bankruptcies, which could result in an increase in bad debt expense and may cause our operating results to decline.

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

Our senior secured revolving credit facilities impose, and future debt agreements may impose, operational and financial restrictions on us. These restrictions limit or prohibit, among other things, our ability to:

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

Although our businesses tend to benefit from stable fundamental drivers of growth over time, we will attempt to augment that growth by finding, acquiring or developing, and integrating additional businesses. We anticipate that a significant portion of our future projected growth will be derived from inorganic sources which are contingent on our ability to successfully find and execute opportunities to deploy incremental capital. We may not find or acquire such opportunities on economically sensible terms. In addition, we may acquire businesses with financial reporting and control systems that are less sophisticated than ours. If we do make an acquisition, we may not be successful in integrating it into our portfolio and/or achieving the expected level of returns. If we invest capital in a development project, we may not be successful in the execution of the full project or in integrating it into our portfolio and/or achieving the expected level of performance. Failure to do any of these could result in higher indebtedness or expenses and/or in generating less cash than expected or generating growing amounts of cash at a slower than anticipated rate, either of which could result in a reduction in our share price.

Our inability to successfully implement shared services could negatively impact our business.

We are currently forming and staffing a shared service center that is expected to provide common administrative functions, including payroll processing, health and benefit plan administration, information technology, procurement, tax, legal and certain finance and accounting functions to the businesses in our portfolio. If the implementation of the shared services center is delayed, or if any of these shared service functions do not perform effectively, or if we fail to adequately monitor their performance, we may not be able to achieve expected cost savings or we may have to incur additional costs to correct errors made by such shared service functions and our reputation could be harmed. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies, effects on financial reporting, litigation or remediation costs. In addition, the concentration of processes in one shared service center means that any disruption could impact all or a substantial portion of our businesses. Any of these potential effects could have an adverse effect on our results of operations, financial condition and cash flows.

Decreasing the proportion of businesses in our portfolio that are not regulated or of a predominantly contracted nature increases the potential volatility in our financial results.

With the exception of our airport services business, our businesses generally possess characteristics including generally stable demand, long-term contracts, regulated operations and inflation linked revenue. Our airport services business generates revenue and distributable cash in a way that is broadly reflective of the economic health of the country. To the extent we invest in or acquire or develop businesses with revenue and cash generating capacity that is similarly GDP sensitive or businesses that do not possess these characteristics, our financial results could become more volatile and our share price could decline as a result of an increase in the real or perceived risk.

If borrowing costs increase or if debt terms become more restrictive, the cost of refinancing and servicing our debt will increase, reducing our profitability and ability to freely deploy capital or pay dividends to stockholders.

The majority of our indebtedness matures within three to seven years. Refinancing this debt may result in substantially higher interest rates or margins or substantially more restrictive covenants. Any of these could limit operational flexibility or reduce dividends and/or distributions from our operating businesses to us, which would have an adverse impact on our ability to freely deploy capital and continue to maintain or grow dividends to our stockholders. We cannot provide assurance that we or the other owners of any of our businesses will be willing or able to make capital contributions to repay some or all of the debt if required.

Our holding company level debt could adversely affect our financial condition and results of operations, limit our operational and financing flexibility and negatively impact our business.

At December 31, 2016, we had outstanding $752.5 million of convertible senior notes and had available a $410.0 million senior secured revolving credit facility, which remained undrawn. These holding company level debt instruments increase our interest payments and could have significant adverse effects on our business, including:

•	we may be required to use a significant portion of our cash flow to pay interest on our indebtedness which will reduce the funds available for dividends to stockholders, additional acquisitions, pursuit of business opportunities or other business purposes;
•	our ability to obtain additional financing may be impaired;
•	it may be more difficult for us to satisfy our financial obligations under our contractual and commercial commitments;
•	our increased level of indebtedness could place us at a competitive disadvantage compared with firms that may have proportionately less debt;
•	exposing us to risk of increased interest rates because any borrowings under the senior secured revolving credit facility are at variable rates of interest;
•	our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited; and
•	our indebtedness may make us more vulnerable to economic downturns and adverse developments in our businesses.

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

We are dependent on certain key personnel, and the loss of key personnel, or the inability to retain or replace qualified employees, could have an adverse effect on our consolidated businesses, financial condition and results of operations.

We operate our consolidated businesses on a stand-alone basis, relying on existing management teams for day-to-day operations. Consequently, our operational success, as well as the success of our internal growth strategy, will be dependent on the continued efforts of the management teams of our consolidating businesses, who have extensive experience in the day-to-day operations of these businesses. Furthermore, we will likely be dependent on the operating management teams of businesses that we may acquire in the future. The loss of key personnel, or the inability to retain or replace qualified employees, could have an adverse effect on our business, financial condition and results of operations.

Prolonged work stoppages by employees who are subject to a collective bargaining agreement could adversely affect our financial position.

As of December 31, 2016, approximately 23% of our businesses’ employees were covered by collective bargaining agreements. These agreements have staggered expirations over the next several years. Although we believe our employee relations to be generally good and we have not in our period of ownership of any of our businesses experienced any industrial action, a prolonged work stoppage, strike or other slowdown at any facility with union employees could significantly disrupt our operations and could have a material adverse effect on our business, results of operations or financial condition. In addition, we cannot ensure that upon the expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms satisfactory to us. Any renegotiation of labor agreements could significantly increase our costs for wages, healthcare and other benefits.

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

Our ability to influence a joint venture business is typically governed by (and may be limited to) our rights under a stockholders’ agreement. We may not directly manage the day-to-day operations of a joint venture, and we may not be provided with notice of material events with respect such joint venture businesses (including, without limitation, potential liabilities for environmental health and safety (EHS) matters) in as timely a manner and with the same level of detail as we would if we were in such a day-to-day management role.

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

Our businesses (including businesses in which we invest) are subject to numerous statutes, rules and regulations relating to environmental protection. Atlantic Aviation is subject to environmental protection requirements relating to the storage, transport, pumping and transfer of fuel. Hawaii Gas is subject to risks and hazards associated with the refining, handling, storage and transportation of combustible products. The occurrence of any or all of these risks could result in substantial losses due to personal injury, loss of life, damage or destruction of property and equipment and environmental damage. Any losses we face could be greater than insurance levels maintained by our businesses, and could have an adverse effect on their and our financial results. In addition, disruptions to physical assets could reduce our ability to serve customers and adversely affect sales and cash flows.

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

Our businesses are subject to federal, state and local safety, health and environmental laws and regulations. These laws and regulations affect all aspects of their operations and are frequently modified. There is a risk that any one of our businesses may not be able to comply with some aspect of these laws and regulations, resulting in fines or penalties. Additionally, if new laws and regulations are adopted or if interpretations of existing laws and regulations change, we could be required to increase capital spending and/or incur increased operating expenses in order to comply. Because the regulatory environment frequently changes, we cannot predict when or how we may be affected by such changes. Environmental emissions and other compliance testing technologies continue to improve, which may result in more stringent, targeted environmental regulations and compliance obligations in the future, for example at IMTT, the costs of which could be material and adversely affect our cash flows and results of operations.

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

Our contracts with government entities may also contain clauses more favorable to the government counterparty than a typical commercial contract. For instance, a lease, concession or general service contract may enable the government to terminate the agreement without adequate compensation. In addition, government counterparties also may have the discretion to change or increase regulation of our operations, or implement laws or regulations affecting our operations, separate from any contractual rights they may have. Governments have considerable discretion in implementing regulations that could impact these businesses. Governments may be influenced by political considerations to take actions that may hinder the efficient and profitable operation of our businesses.

Many of our contracts, especially those with government entities or quasi-governmental entities are long-term contracts. These long-term contracts may be difficult to replace if terminated. In addition, buy-out or other early termination provisions could adversely affect our results of operations if exercised before the end of the contract.

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

A significant and sustained increase in the price of oil could have a negative impact on the profitability of a number of our businesses. Higher prices for jet fuel could result in reduction in the use of aircraft by GA customers, which would have a negative impact on the profitability of Atlantic Aviation. Higher fuel prices could increase the cost of power to our businesses generally and they may not be able to fully pass the increase through to customers.

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

Fluctuations in commodity prices could adversely impact revenue, cost of services/goods sold and gross margin at our businesses.

Revenue at our Atlantic Aviation and Hawaii Gas businesses is generated primarily from the re-sale of a commodity. Accordingly, fluctuations in the underlying cost of the commodity may be reflected in a similar movement in revenue and cost of services/goods sold such that:

•	a decline in the commodity price (assuming constant volume) may result in a decline in revenue and a corresponding decline in the cost of services/goods sold; and,
•	an increase in the commodity price (assuming constant volume) may result in an increase in revenue and an increase in the cost of services/goods sold.

This volatility may or may not be apparent in our consolidated results given (i) revenue, costs of services/goods sold and gross margin in our segments may not exhibit the same degree of commodity price fluctuation (for example, the majority of revenues in our IMTT and CP segments are contracted revenues); (ii) the commodities sold in our Atlantic Aviation and Hawaii Gas businesses may not exhibit the same degree of volatility; and (iii) such commodities may not do so simultaneously.

Energy efficiency and technology advances, as well as conservation efforts and changes in the sources and types of energy produced in the U.S. may result in reduced demand for our products and services.

The trends toward increased conservation, as well as technological advances including installation of improved insulation, the development of more efficient heating and cooling devices and advances in energy generation technology, may reduce demand for certain of our products and services. During periods of high energy commodity costs, the prices of certain of our products and services generally increase, which may lead to increased conservation. In addition, federal and/or state regulation may require mandatory conservation measures, which would also reduce demand.

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

Although our businesses tend to produce stable financial results owing to a preponderance of contracted/concession based revenues and the provision of generally essential services, each operates in an environment which can generate seasonal variations in results. Our bulk liquid terminals business may generate incrementally more cash during cold weather months as a result of increased heating, throughput of certain products such as heating oil or the reduction in maintenance expenses. Our aviation services business may generate relatively more cash during cold weather months as a result of increased GA traffic into bases in Florida and intermountain West. Our BEC gas power facility generates more cash during periods of extreme temperature. Our solar facilities may generate incrementally more cash during summer months when the number of daylight hours increases. Our gas production and distribution business may generate incrementally more cash during the peak tourism periods in Hawaii between mid-December and the end of March and from mid-June through mid-September. To the extent that our businesses collectively appear to generate more cash in the first quarter of the year, such performance, if annualized, could result in an overly optimistic estimate of the value of our shares.

Security breaches or interruptions in our information systems, or the loss or misappropriation of confidential information could materially adversely affect our business.

We rely on information technology networks and systems to process, transmit and store electronic information used to operate our businesses, make operational decisions and manage inventory. We also share certain information technology networks with our Manager and we use third party information technology service providers. The information technology we use, as well as the information technology systems used by our Manager and third party providers, could be vulnerable to security breach, damage or interruption from computer viruses, cyber-attacks, cyber terrorism, natural disasters or telecommunications failures. If our technology systems, or those of the Manager or third party providers, were to fail or be breached and we were unable to recover in a timely manner, we may be unable to fulfill critical business functions and confidential data could be compromised, we may incur substantial repair or replacement costs, and our reputation could be damaged, any of which could have a material adverse effect on our business, operating results and financial condition.

We transmit confidential credit card information by way of secure private retail networks and rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission and storage of confidential information, such as customer credit card information. Any material failure by us to achieve or maintain compliance with the Payment Card Industry (PCI) security requirements or to rectify a security issue may result in fines and the imposition of restrictions on our ability to accept credit cards as a form of payment. Any loss, disclosure or misappropriation of, or access to, customers’, employees’ or business partners’ information or other breach of our information security can result in legal claims or legal proceedings, including regulatory investigations and actions, may have a negative impact on our reputation, could result in loss of customers, could lead to regulator enforcement actions against us, and could materially adversely affect our business, operating results and financial condition.

Climate change, climate change regulations and greenhouse effects may adversely impact our operations and markets.

Climate change is receiving increased attention and there is an ongoing debate as to the extent to which climate is changing, the possible causes of any change and its potential impacts. Some attribute global warming to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. The outcome of federal and state actions to address global climate change could result in significant new regulations, additional changes to fund energy efficiency activities or other regulatory actions. These actions could increase the costs of operating our businesses, reduce the demand for our products and services and impact the prices we charge our customers, any or all of which could adversely affect our results of operations. In addition, climate change could make severe weather events more frequent, which would increase the likelihood of capital expenditures to replace damaged physical property at our businesses.

Changes or new financial accounting standards may cause us to alter the reporting of our results or operations or cause us to change business practices.

Financial accounting standards are promulgated by the Financial Accounting Standards Board (FASB), and interpreted by the SEC and various regulatory bodies formed to interpret, modify and/or create new accounting policies. Changes in those policies can have a significant effect on our financial condition, results of operations and cash flows and may affect our reporting, in particular our reporting related to transactions completed prior to implementation of policy. For example, significant changes to revenue recognition and lease accounting standards have been enacted and will be effective for us in January 2018 and January 2019, respectively.

We may face greater exposure to terrorism than other companies because of the nature of our businesses.

Our businesses may face greater risk of terrorist attack than other businesses, particularly our operations within the immediate vicinity of metropolitan and suburban areas. Because our businesses provide basic services relied on by many people, our facilities may be at greater risk for terrorism attacks than other businesses, which could affect our operations significantly. Any terrorist attacks that occur at or near our business locations would be likely to cause significant harm to our employees and assets. In recent years, insurers have significantly reduced the amount of insurance coverage available for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events. A terrorist attack that makes use of our property, or property under our control, may result in liability far in excess of available insurance coverage. In addition, any terrorist attack, regardless of location, could cause a disruption to our business and a decline in earnings. Furthermore, such an attack would likely result in an increase in insurance premiums and a reduction in coverage and could reduce profitability.

Risks Related to IMTT

IMTT’s business is dependent on the demand for bulk liquid terminals capacity in the locations where it operates.

Demand for IMTT’s bulk liquid terminal services is largely a function of demand for chemical, petroleum and vegetable and animal oil products and, less significantly, the extent to which such products are imported into and/or exported out of the U.S. Demand for chemical, petroleum and vegetable and animal oil products is influenced by a number of factors, including economic conditions, growth in the economy, the absolute and relative pricing of chemical, petroleum and vegetable and animal oil products and their substitutes. Import and export volumes of these products to and from the U.S. are influenced by demand and supply imbalances in the U.S. and overseas, the cost of producing chemical, petroleum and vegetable and animal oil products domestically versus overseas and the cost of transporting the products between the U.S. and overseas destinations.

In addition, changes in government regulations that affect imports and exports of bulk chemical, petroleum, renewable fuels and vegetable and animal oil products, including the imposition of surcharges or taxes on imported or exported products, could adversely affect import and export volumes to and from the U.S. A reduction in demand for bulk liquid terminals, particularly in New York Harbor or the Lower Mississippi River, as a consequence of lower demand for, or imports/exports of, chemical, petroleum or vegetable and animal oil products, could lead to a decline in storage rates and tankage volumes rented out by IMTT and adversely affect IMTT’s revenue and profitability and the distributions it makes to us.

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

Lower oil prices may negatively impact certain IMTT customers and cause them to seek to renegotiate contract pricing or storage capacity in order to reduce operating costs. Low oil prices may also result in a lower level of growth capital expenditures by IMTT as its customers may not require additional storage or logistics assets and this may limit IMTT’s future growth. IMTT’s customer base includes large, multinational oil companies. If oil prices remain low or decline further, one or more of these companies could cease operations or be consolidated. This could result in a loss of customers and/or a consolidation among customers and may reduce IMTT’s revenue or concentrate counterparties to the point where the loss of any one could be material to the performance or prospects of the business.

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

There is inherent risk of incurring significant environmental costs and liabilities in IMTT’s operations due to its handling of petroleum chemicals, hazardous substances and wastes, because of air emissions, water discharges and waste practices related to its operations, and as a result of historical operations and waste disposal practices of prior owners of IMTT’s facilities. IMTT’s pipeline and terminal facilities have been used for transportation, storage and distribution of crude oil, refined petroleum products and chemicals for many years. Although IMTT has utilized operating and disposal practices that were standard in the industry at the time, refined petroleum products or crude oil, chemicals, hazardous substances and wastes from time to time have been spilled or released on or under the terminal properties.

In addition, the terminal properties were previously owned and operated by other parties and those parties from time to time also have spilled or released refined petroleum products or crude oil, chemicals, hazardous substances or wastes. The terminal properties are subject to federal, state and local laws that impose investigatory, corrective action and remedial obligations, some of which are joint and several or strict liability obligations without regard to fault, to address and prevent environmental contamination. IMTT may incur significant costs and liabilities in responding to any soil and groundwater contamination that occurs on its properties, even if the contamination was caused by prior owners and operators of its facilities. IMTT may not be able to recover some or any of these costs from insurance or other sources of contractual indemnity. To the extent that the costs associated with meeting any or all of these requirements are substantial and not adequately provided for, there could be a material adverse effect on IMTT’s business, financial condition and results of operations.

IMTT may incur significant costs and liabilities in complying with environmental and occupational health and safety laws and regulations.

IMTT’s operations involve the transportation and storage of petroleum and chemical products which are subject to federal, state, and local laws and regulations governing release of materials and vapors into the environment, occupational health and safety aspects of our operations, and otherwise relating to the protection of the environment. Compliance with this array of federal, state, and local laws and regulations is difficult and may require significant capital expenditures and operating costs to mitigate or prevent pollution. Moreover, IMTT’s business is subject to spills, discharges or other releases of petroleum or chemical products or other hazardous substances or wastes into the environment and neighboring areas, in which events joint and several, strict liability may be imposed against us under certain environmental laws for costs required to remediate and restore affected properties, for claims made by neighboring landowners and other third parties for personal injury, natural resource and property damages, and for costs required to conduct health studies. Failure to comply with applicable environmental, health, and safety laws and regulations may result in the assessment of sanctions, including fines, administrative, civil or criminal penalties, and permit revocations, the imposition of investigatory, corrective action, or remedial obligations and the issuance of injunctions limiting or prohibiting some or all of IMTT’s operations.

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

The transportation, handling and storage of petroleum, chemical and vegetable and animal oil products are subject to the risk of spills, leakage, contamination, fires and explosions. Any of these events may result in loss of revenue, loss of reputation or goodwill, fines, penalties and other liabilities. In certain circumstances, such events could also require IMTT to halt or significantly alter operations at all or part of the facility at which the event occurred. IMTT carries insurance to protect against most of the accident-related risks involved in the conduct of the business; however, the limits of IMTT’s coverage mean IMTT cannot insure against all risks. Losses from terrorism or acts of war, which results in significant damage to one or more of IMTT’s major facilities, may have a negative impact on IMTT’s future cash flow and profitability and the distributions it makes to us. Further, future losses sustained by insurers during hurricanes in the U.S. Gulf and Northeast regions may result in lower insurance coverage and/or increased insurance premiums for IMTT’s properties.

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

IMTT’s business could be adversely affected by the insolvency or loss of large customers.

As of December 31, 2016, IMTT’s ten largest customers by revenue generated approximately 55% of its revenue. The loss of one or more of these customers for any reason, including, but not limited to, insolvency, industry consolidation or deconsolidation or changes in market conditions, could result in a reduction in storage capacity utilization in the event such capacity is not rented to other customers and may adversely affect IMTT’s revenue and profitability and the distributions it makes to us.

Risks Related to Atlantic Aviation

Deterioration in the economy in general or in the aviation industry that results in less air traffic at airports that Atlantic Aviation services would have a material adverse impact on our business.

A large part of the business’ revenue is derived from fueling and other services provided to GA customers and, to a lesser extent, commercial air travelers. An economic downturn could reduce the level of air travel, adversely affecting Atlantic Aviation. GA travel is primarily a function of economic activity. Consequently, during periods of financial market dislocation, FBO customers may be more likely to curtail air travel. Periods of economic uncertainty may also have a negative impact on air travel.

Air travel and air traffic volume can also be affected by events that have nationwide and industry-wide implications. Events such as wars, outbreaks of disease, severe weather and terrorist activities in the U.S. or overseas may reduce air travel. Local circumstances include downturns in the general economic conditions of the area where an airport is located or other situations in which the business’ major FBO customers relocate their home base or preferred fueling stop to alternative locations.

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

The merger of Signature Flight Support and Landmark Aviation closed in February 2016. Accordingly, Signature Flight Support has a network of FBOs materially larger than Atlantic Aviation’s and materially larger than has ever existed in the industry. This may enhance Signature Flight Support’s competitive position in the industry and adversely affect Atlantic Aviation’s results of operations.

Airport leases may not be renewed on economically favorable terms.

Atlantic Aviation generates revenue pursuant to concessions granted by airport authorities. Airport authorities may choose at the expiration of the current concession to not renew the concession at all or to only renew the concession on terms which are economically unfavorable to Atlantic Aviation. In addition, airport authorities may require Atlantic Aviation to participate in a bidding process to renew a concession, which could require unanticipated capital spending and could divert management’s attention during the pendency of the process. The loss or modification of any of Atlantic Aviation’s airport leases could adversely impact its results of operations.

The termination for cause or convenience of one or more of the FBO leases would damage Atlantic Aviation’s operations significantly.

Atlantic Aviation’s revenue is derived from long-term leases on 69 airports in the U.S. If Atlantic Aviation defaults on the terms and conditions of its leases, including upon insolvency, the relevant authority may terminate the lease without compensation. In this case, Atlantic Aviation would then lose the income from that location and potentially the expected returns from prior capital expenditures. Such an event could have a material adverse effect on Atlantic Aviation’s results of operations.

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

Failure to adequately maintain the facilities comprising our FBOs or the integrity of our fuel supplies may have a material adverse impact on the revenue or market share of one or more of the FBOs in the network resulting in a decline in profitability of the business.

FBO operators compete in part on the basis of the overall quality and attractiveness as well as the safety of their operations. Inadequate maintenance of any of the hangars, terminals, ramps or other assets comprising Atlantic Aviation’s FBOs could result in customers’ electing not to utilize Atlantic Aviation where another provider operates or to elect not to use a particular airport where an alternative in the same market exists. The resulting decline in customer visits or negative impact on reputation could adversely impact revenue from fuel sales, hangar/office rental, ramp and/or ramp services fees and could impact more than one facility.

Aircraft owners and operators rely on FBOs to control the quality of the fuel they sell. Failure to maintain the integrity of supplies as a result of inadequate or inappropriate maintenance of fuel farms (storage facilities), fuel trucks, or related equipment could result in the introduction of contaminants and could lead to damage or failure of aircraft and could adversely impact the reputation, revenue and/or profitability of the business.

Failure to complete, or realize anticipated performance from acquisitions, expansions or developments could negatively impact Atlantic Aviation; the business’ increased indebtedness to fund such acquisitions, expansions or developments could reduce our operating flexibility.

Completing acquisitions, expansions or developments are subject to a number of conditions, and we may not complete such transactions on a timely basis or at all, which could have an adverse effect on the business and results of operations.

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

As of December 31, 2016, Atlantic Aviation had total long-term debt outstanding of $449.7 million, consisting of $400.0 million in term loan debt, $48.0 million drawn on the senior secured revolving credit facility and $1.7 million in stand-alone debt facilities. The terms of these debt arrangements require compliance with certain operating and financial covenants. The ability of Atlantic Aviation to meet its respective debt service obligations and to refinance or repay their outstanding indebtedness will depend primarily upon cash produced by this business.

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

Risks Related to CP

Changes in rules or policies by the governmental agencies that regulate the power and energy sectors could adversely affect operating results at our CP businesses.

The power and energy sectors are the subject of substantial and complex laws, rules and regulations. These regulators include the FERC, which has jurisdiction over the transmission and wholesale sale of electricity in interstate commerce and over the transportation, storage and certain sales of natural gas in interstate commerce, including the rates, charges and other terms and conditions for such services and the NERC, the purpose of which is to establish and enforce reliability standards applicable to all users, owners and operators of the bulk power system. The wholesale power markets are also subject to regulation by independent system operators, such as the NYISO, regional transmission operators and various state and local authorities. Changes in generation capacity requirements or other components of wholesale market design or other changes in regulation by these governmental agencies could adversely impact demand for the services provided by our CP businesses, and could adversely affect the prices our CP businesses are able to receive for such services. Significant changes in demand or price could adversely affect the results of operations at our CP businesses.

Some of our generating capacity and certain associated attributes of those facilities are not contracted and the price at which we can sell electricity may be adversely effected by price fluctuations in the wholesale power and energy markets.

Market prices for electricity, capacity and ancillary services are unpredictable and may fluctuate substantially. Unlike most other commodities, power can only be stored on a very limited basis and generally must be produced concurrently with its use. As a result, power prices are subject to significant volatility due to supply and demand imbalances, especially in the day-ahead and spot markets. CP’s results of operations, cash flows and financial condition may be negatively affected by lower prices for wholesale power.

Generation underperformance at individual projects within CP could lead to financial penalties or contract terminations under existing off-take agreements.

Three solar projects and one wind project have minimum production clauses included in their respective PPAs. These minimum production levels are specified in each respective contract. Failure to meet these minimum production levels, could result in liquidated damages, other financial penalties, or contract termination.

BEC participates in the NYISO Installed Capacity Market, directly realizing capacity payments associated with the 37.5% untolled portion of BEC’s plant capacity. Failure to perform when called upon to do so by the system operator could result in penalties and other obligations as determined by the NYISO.

These liquidated damages or penalties could have a negative impact on the financial performance of the projects and their ability to comply with their respective debt covenant obligations.

The ownership and operation of our BEC facility exposes us to certain risks and hazards that could have an adverse effect on our revenues and results of operations and we may not have adequate insurance to cover these risks and hazards.

BEC connects to a 6.5 mile, 345-kilovolt submarine power line under the New York Harbor connecting with a Consolidated Edison substation in Brooklyn, New York.

In addition to natural risks such as earthquake, flood, lightning, hurricane and wind, the generation of power in Bayonne and its transmission of power from Bayonne to Brooklyn via the submarine cable, and its supply of fuel via natural gas laterals and tank-stored fuel oil exposes us to other hazards such as fire, explosion, structural collapse, equipment failure and other unplanned outages both in respect of BEC and our adjacent Bayonne operations at IMTT. The occurrence of any of these events may result in our being named as a defendant in lawsuits asserting claims for substantial damages, including for environmental cleanup costs, personal injury and property damage and fines and/or penalties. At a minimum, the occurrence of any of these events may result in a significant interruption to business operations, potentially for extended periods, which could have a material adverse effect on CP’s result of operations, cash flows and financial condition.

While we maintain an amount of insurance protection that we consider adequate, we cannot provide any assurance that this insurance will be sufficient or effective under all circumstances and against all hazards or liabilities to which we may be subject to. A successful claim for which our Company is not fully insured could hurt our financial results and materially harm our financial condition. Further, due to rising insurance costs and changes in the insurance markets, we cannot provide any assurance that this insurance coverage will continue to be available at all or at rates or on terms similar to those presently available. Any losses not covered by insurance could have a material adverse effect on our financial condition, results of operations or cash flows.

As part of our acquisition of BEC, we announced our intention to add incremental generating capacity on land owned by our IMTT business adjacent to the existing facility. While we have received reports indicating that the existing submarine cable is capable of transmitting both the existing and incremental electricity to Brooklyn, BEC has not historically operated at this capacity. If we are not able to transmit some or all of the expected incremental power via the existing cable, it could have a material adverse effect on CP’s financial condition, results of operations or cash flows.

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

Our CP businesses may also face construction risks typical for power generation and related infrastructure businesses, including, without limitation:

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

Such developments could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of construction activities once undertaken. Construction costs may exceed estimates for various reasons, including inaccurate engineering and planning, labor and building material costs in excess of expectations and unanticipated problems with project start-up. Such unexpected increases may result in increased debt service costs and funds being insufficient to complete construction. Our facilities under development may receive little or no cash flow through the date of completion of development and may experience operating deficits after the date of completion. In addition, market conditions may change during the course of development that make such development less attractive than at the time it was commenced. Any events of this nature could severely delay or prevent the completion of, or significantly increase the cost of, the construction. In addition, there are risks inherent in the construction work which may give rise to claims or demands against us from time to time. Delays in the completion of any power project may result in lost revenues or increased expenses, including higher O&M costs.

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

Furthermore, the delivery of defective products or construction services by our suppliers or contractors which are otherwise not in compliance with contract specifications, or the late supply of products or construction services, may cause construction delays or power projects that fail to adhere to our quality and safety standards, which could have a material adverse effect on our business, results of operations, financial condition and cash flow.

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

CP depends on electric interconnection and transmission facilities owned and operated by others to deliver the power it generates. Certain off-taker contracts include limited provisions that allow for occasional curtailment of electricity generated by CP due to the limitations of the transmission system or electricity grid. Any constraints on, or the failure of, interconnections or transmission facilities could prevent CP from selling power and could adversely affect CP’s results of operations, cash flows and financial condition.

CP depends on counterparties, including O&M providers and power purchasers, performing in accordance with their agreements. If they fail to so perform, our CP businesses could incur substantial losses of revenue or additional expenses and business disruptions.

Counterparties to long-term agreements within CP may not perform their obligations in accordance with such agreements. Should they fail to perform, due to financial difficulty or otherwise, CP may be required to seek alternative O&M providers or purchasers of the power produced. The failure of any of the parties to perform in accordance with these agreements could adversely affect CP’s results of operations, cash flows and financial condition.

We are exposed to the risk of fuel price volatility and interruptions in supplies and our failure to have adequate contingencies in place could have an adverse impact on our financial condition and results of operations.

For certain of CP’s current and future generating facilities, including BEC, we may be responsible for the purchase of fuel and face the risks of supply interruptions and fuel price volatility, as fuel deliveries may not exactly match those required for energy sales. CP’s fuel supply arrangements must be coordinated with transportation agreements, storage services, financial hedging transactions and other contracts so that the fuel is delivered to our facilities at the times, in the quantities and otherwise in a manner that meets CP’s needs. In addition, CP faces risks with regard to the delivery to and the use of fuel including the following:

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

The generation of electricity from our solar and wind facilities is dependent on meteorological conditions. If conditions are unfavorable, CP’s facilities may underperform which could materially adversely affect CP’s financial condition, cash flows and result of operations.

CP’s solar and wind facilities are dependent on the available solar and wind resources. Historical solar insolation and wind speed data, combined with computer modeling, is used to project expected power generation. Actual conditions are beyond our control and may vary substantially from our projections. If actual conditions cause material underperformance, CP’s result of operations, cash flows and financial condition may be materially adversely affected. This may cause a default under some or all of CP’s debt facilities and/or limit CP’s ability to pay distributions to MIC.

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

CP’s failure to uphold its obligations as managing member at the relevant facilities could materially adversely affect CP’s financial condition, cash flows and results of operations.

As managing member, CP is obligated to perform certain actions, including providing certain reporting items to its co-investor and the filing of correct and timely tax returns. As managing member, CP is also obligated to refrain from performing certain actions, including selling its interest to certain entities that would result in adverse economic outcomes to CP and its co-investor due to tax regulations. If CP were to cause an adverse tax outcome for its co-investor, CP could be liable. CP’s failure to perform its obligations or to take any actions contrary to its obligations under any or all operating LLC agreements could adversely affect CP’s results of operations, cash flows and financial condition.

Laws, governmental regulations and policies supporting renewable energy, and specifically solar and wind energy (including tax incentives), could change at any time, including as a result of new political leadership, and such changes may materially adversely affect our business and our growth strategy.

Renewable assets currently benefit from various federal, state and local governmental incentives. In the U.S., these incentives include investment tax credits (ITC) or cash grants in lieu of ITCs, loan guarantees, RPS programs, modified accelerated cost-recovery system of depreciation and bonus depreciation. In addition, many U.S. states have adopted RPS programs mandating that a specified percentage of electricity sales come from eligible sources of renewable energy. If these government incentives or RPS requirements are reduced or eliminated, it could lead to fewer future power contracts or lead to lower prices for the sale of power in future power contracts, which could have a material adverse effect on future projects.

CP is subject to environmental laws that impose extensive and increasingly stringent requirements on CP’s ongoing operations, as well as potentially substantial liabilities arising out of environmental contamination. In addition, certain of CP’s current and future facilities may be subject to operating restrictions and limitations by a variety of regulatory bodies.

CP is subject to the environmental laws of U.S., federal, state and local authorities. CP must comply with numerous environmental laws and obtain numerous governmental permits and approvals to build and operate CP’s plants. Should CP fail to comply with any environmental requirements that apply to its operations, CP could be subject to administrative, civil and/or criminal liability and fines, and regulatory agencies could take other actions seeking to curtail operations. In addition, conventional power facilities, such as BEC, are subject to federal, state and local regulations which require certain permits to be obtained for their operations. Certain of these permits may restrict CP’s power facilities from operating under certain conditions or for more than a set number of hours per year. These regulatory limitations could adversely affect CP’s cash flow, results of operations or competitive position.

Policies at the national, regional and state levels to regulate Greenhouse Gas emissions, as well as climate change, could adversely impact CP’s results of operations, financial condition and cash flows.

Hazards customary to the power production industry include the potential for unusual weather conditions, which could affect fuel pricing and availability, as well as route to market or access to customers through transmission and distribution lines or to critical plant assets. To the extent that climate change contributes to the frequency or intensity of weather-related events, CP’s operations could be affected.

CP operates generating units in New Jersey that are not subject to the Regional Greenhouse Gas Initiative (RGGI), which is a regional cap and trade system. Future state-level legislative changes may result in generating units in New Jersey being subject to RGGI. These new rules could adversely impact CP’s results of operations, financial condition and cash flows.

CP competes with both conventional power industries and renewable power industries, which could limit our returns and materially adversely affect our financial condition.

The power industry faces intense competition from both conventional and renewable energy providers. Other energy sources may benefit from innovations that reduce costs, increase safety or otherwise improve their competitiveness. New natural resources may be discovered, or global economic, business or political developments may disproportionately benefit certain energy sources.

Other companies with which CP competes may have greater liquidity, greater access to credit and other financial resources, lower cost structures, more effective risk management policies and procedures, greater ability to incur losses, longer-standing relationships with customers, greater potential for profitability from ancillary services or greater flexibility in the timing of their sale of generation capacity and ancillary services than CP does.

CP’s competitors may be able to respond more quickly to new laws or regulations or emerging technologies, or to devote greater resources to the construction, expansion or refurbishment of their power generation facilities than CP can. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among current and new competitors and rapidly gain significant market share. There can be no assurance that CP will be able to compete successfully against current and future competitors, and any failure to do so could have a material adverse effect on CP’s results of operations.

Risks Related to MIC Hawaii

The following risks relate specifically to the Hawaii Gas and CPI businesses within this segment. See “Risks Related to CP” for risks related to our solar facilities within the MIC Hawaii segment.

Hawaii Gas is exposed to the effects of changing commodity prices that have a history of price volatility. To the extent that these costs cannot be passed on to customers, both in the short-term or the long-term, the business’ gross margin and cash flows will be adversely affected.

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

Disruptions at the SNG plant resulting from mechanical or operational problems or power failures could affect the ability of Hawaii Gas to produce SNG. Most of the utility sales on Oahu are of SNG and all SNG is produced at the Oahu plant. Disruptions to the primary and redundant production systems would have a significant adverse effect on Hawaii Gas’ revenues and cash flows.

Hawaii Gas obtains both LPG and the primary feedstock for its SNG plant from oil refineries located on Oahu. Disruptions or shutdowns at either of these may have an adverse effect on the operations of the business.

Hawaii Gas processes SNG and distributes SNG and LPG. SNG feedstock or LPG supply disruptions could increase Hawaii Gas’ costs as a result of an inability to source feedstock at rates comparable to those being paid currently. The extended unavailability of one or both of the refineries, both of which have experienced ownership changes in the past four years, or a disruption in crude oil supplies or feedstock to Hawaii could also result in an increased reliance on off-island sources. An inability to purchase LPG from off-island sources would adversely affect operations. The business has a limited ability to store LPG, and any disruption in supply may cause a depletion of LPG stocks. All supply disruptions of SNG or LPG, if occurring for an extended period, could adversely impact the business’ gross margin and cash flows.

Hawaii Gas and CPI are subject to risks associated with volatility in the Hawaii economy.

Hawaii’s economy, and demand for our business’ products, is heavily influenced by economic conditions in the U.S. and Asia and their impact on tourism, as well as by government spending. If the local economy deteriorates, the volume of gas sold at Hawaii Gas could be negatively affected by business closures or lower gas usage, and there may be lower demand for energy efficiency projects for CPI, all of which could adversely impact the business’ financial performance. Additionally, a lack of growth in the Hawaiian economy could adversely impact growth in gas volumes from new customers at Hawaii Gas, and reduce the level of new commercial construction for CPI. A reduction in government activity, particularly military activity could also have a negative impact on both business’ results.

Changes in commodity market prices may have a negative effect on our liquidity.

Depending on the terms of our contracts with suppliers as well as the extent and success of our use of financial instruments to reduce our exposure related to volatility in the cost of LPG, changes in the market price of LPG could create payment obligations and expose the business to increased liquidity risk.

Hawaii Gas’ utility business is subject to regulation by the HPUC and actions by the HPUC or changes to the regulatory environment may constrain the operation or profitability of the business.

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

The RNG initiatives expose Hawaii Gas to new technology, supply, counterparty and regulatory risks.

Hawaii Gas continues to evaluate a range of RNG sources for conversion into pipeline quality gas in scalable quantities. These initiatives include ongoing commercial negotiations to source biogas from waste water treatment plants, landfills and biomass. Blending of RNG with existing fuels and integrating RNG into the Hawaii Gas’ pipeline network could present technical challenges resulting in project delays, cost overruns or pipeline disruptions. Use of RNG also has the risk of supply fluctuations due to the organic digestion processes inherent in its production. Hawaii Gas must report annually to the HPUC the percentage of feedstock and quantity of gas produced from non-petroleum feedstock. The Hawaii legislature could impose a RPS on the business, resulting in significantly increased energy costs to the business and its customers.

Hawaii Gas’s LNG initiatives include regulatory, environmental, contractual and market based risks.

Hawaii Gas has invested over $6.0 million to evaluate and plan for a scalable statewide LNG import, storage and distribution program to supply multiple end markets including power generation and ground and marine transportation. In August 2015, Hawaii’s Governor announced that his administration is opposed to LNG for electricity generation, the largest potential LNG customer. Separately, Hawaii Gas received regulatory approval in April 2016 to invest $12.8 million in its utility business to replace up to 30% of its SNG gas demand with containerized LNG. Hawaii Gas anticipates this project to be completed in late 2017. Both of these projects are subject to ongoing implementation risks including but not limited to: the timely issuance of necessary permits; licenses and approvals by governmental agencies and third parties; unanticipated changes in market demand or supply; site difficulties; environmental conditions; delays of critical equipment and materials; and commercial arrangements to transport and distribute LNG. If the projects are delayed or cancelled, the actual cost of planning and implementation may increase beyond the amounts currently estimated in our capital and operating budgets.

Because of its geographic location, Hawaii, and in turn the MIC Hawaii businesses, are subject to earthquakes and certain weather risks that could materially disrupt operations.

Hawaii is subject to earthquakes and certain weather risks, such as hurricanes, floods, heavy and sustained rains and tidal waves. Because MIC Hawaii’s business properties, such as the SNG plant, SNG transmission line and several storage facilities, are close to the ocean, weather-related disruptions to operations are possible. In addition, earthquakes may cause disruptions. These events could damage the business’ assets or could result in wide-spread damage to its customers, thereby reducing the volumes of gas sold and, to the extent such damages are not covered by insurance, the business’ revenues and cash flows.

Reductions in U.S. military spending could result in a reduction in demand for gas in Hawaii.

The U.S. military has a significant presence in Hawaii. To the extent that federal spending cuts, including voluntary or mandatory cuts in U.S. military spending, result in a reduced military presence in Hawaii, such reductions could reduce the demand for gas and construction in Hawaii.

Because of its geographic location and the unique economy of Hawaii, MIC Hawaii is subject to challenges in hiring and maintaining staff with specialized skill sets.

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

Hawaii Gas’ operations on the islands of Hawaii, Maui and Kauai rely on LPG that is transported to those islands by Jones Act qualified barges from Oahu and from non-Jones Act vessels from off-island ports. Disruptions to service by those vessels could adversely affect the financial performance of our business.

The Jones Act requires that all goods transported by water between U.S. ports be carried in U.S.-flag ships and that they meet certain other requirements. The business has time charter agreements allowing the use of two barges that currently have a cargo capacity of approximately 420,000 gallons and 490,000 gallons of LPG, respectively. The barges used by the business are the only two Jones Act qualified barges available in the Hawaiian Islands capable of carrying large volumes of LPG. If the barges are unable to transport LPG from Oahu and the business is not able to secure off-island sources of LPG or obtain an exemption to the Jones Act that would permit importation of a sufficient quantity of LPG from the mainland U.S., the profitability of the business could be adversely affected. If the barges require refurbishment or repair at a greater frequency than forecast, cash outflows for capital costs could adversely impact Hawaii Gas’ results and cash flows.

CPI’s backlog is subject to unexpected adjustments and cancellations and, therefore, may not be a reliable indicator of future revenue or earnings.

As of December 31, 2016, CPI’s backlog was approximately $75.0 million. This backlog generally consists of projects for which we have an executed contract or commitment with a client and reflects expected revenue from the contract or commitment, which is often subject to revision over time. We cannot guarantee that the revenue projected in our backlog will be realized or profitable. Project cancellations, scope adjustments or deferrals may occur with respect to contracts reflected in our backlog and could reduce the dollar amount of our backlog and the revenue and profits that we actually earn. In addition, projects may remain in our backlog for an extended period of time. Finally, poor project or contract performance could also impact our backlog and profits. Such developments could have a material adverse effect on our business and our profits.

CPI’s project execution activities may result in liability for faulty engineering or similar professional services.

CPI’s business involves professional judgments regarding the planning, design, development, and construction of facilities and infrastructure. While we do not generally accept liability for consequential damages, and although we have adopted a range of insurance, risk management and risk avoidance programs designed to reduce potential liabilities, an adverse event at one of our project sites or completed projects resulting from the services we have performed could result in significant liability, warranty or other claims against us as well as reputational harm. These liabilities could result is a material impact to our CPI business. In addition, clients, subcontractors or suppliers who have agreed to indemnify us against any such liabilities or losses might refuse or be unable to pay us. An uninsured claim, either in part or in whole, if successful and of a material magnitude, could have a substantial impact on our operations.

Risks Related to Having an External Manager

We are subject to the terms and conditions of the Management Services Agreement between us and our Manager.

We cannot unilaterally amend the Management Services Agreement between us and our Manager. Changes in the compensation of our Manager, certain rights held by our Manager or other components of the Management Services Agreement require the approval of our Manager and limit our ability to make changes without the consent of the Manager that could be beneficial to stockholders generally.

Our Manager owns a significant portion of our outstanding stock. A sale of all or a portion of the common stock owned by our Manager could be interpreted by the equity markets as a lack of confidence in our prospects.

Our Manager, in its sole discretion, determines whether to reinvest base management and performance fees in shares of our common stock and whether to hold or sell those securities. Reinvestment of base management and performance fees in additional common stock would increase our Manager’s ownership stake in our Company. As of February 21, 2017, our Manager owned 5.56% of our outstanding shares. Our Manager has sold, and is expected to continue to sell from time to time, our common shares that it acquires upon reinvestment of fees. If our Manager decides to reduce its position in our Company, such sales may be interpreted by some market participants as a lack of confidence in our Company and put downward pressure on the market price of our common stock. Sales of shares of common stock by our Manager would increase the available supply and could decrease the price if demand is insufficient to absorb such sales.

Certain provisions of our Management Services Agreement, certificate of incorporation and bylaws make it difficult for third parties to acquire control of our Company and could deprive investors of the opportunity to obtain a takeover premium for their shares of common stock.

In addition to the limited circumstances in which our Manager can be terminated under the terms of the Management Services Agreement, the Management Services Agreement provides that in circumstances where our common stock ceases to be listed on a recognized U.S. exchange as a result of the acquisition of our common stock by third parties in an amount that results in our common stock ceasing to meet the distribution and trading criteria on such exchange or market, our Manager has the option to either propose an alternate fee structure and remain our Manager or resign, terminate the Management Services Agreement upon 30 days’ written notice and be paid a substantial termination fee. The termination fee payable on our Manager’s exercise of its right to resign as our Manager subsequent to a delisting of our common stock could delay or prevent a change in control that may favor our stockholders. Furthermore, in the event of such a delisting, any proceeds from the sale, lease or exchange of a significant amount of assets must be reinvested in new assets of our Company, subject to debt repayment obligations. We would also be prohibited from incurring any new indebtedness or engaging in any transactions with stockholders or our affiliates without the prior written approval of our Manager. These provisions could deprive stockholders of opportunities to realize a premium on the common stock owned by them.

Our certificate of incorporation and bylaws contain a number of provisions that could have the effect of making it more difficult for a third-party to acquire, or discouraging a third-party from acquiring, control of our Company. These provisions include:

•	restrictions on our ability to enter into certain transactions with our major stockholders, with the exception of our Manager; similar restrictions are also contained in Section 203 of the Delaware General Corporation Law;
•	allowing only our board of directors to fill vacancies, including newly created directorships and requiring that directors may be removed with or without cause by a stockholder vote of 66 2/3%;
•	requiring that only the chairman or board of directors may call a special meeting of our stockholders;
•	prohibiting stockholders from taking any action by written consent;
•	establishing advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by our stockholders at a stockholders’ meeting; and
•	having a substantial number of additional shares of common stock authorized but unissued.

Our Manager’s decision to reinvest its monthly base management fees and quarterly performance fees, as applicable, in common stock or retain the cash will affect stockholders differently.

Our Manager is paid a management fee based on our market capitalization and potentially performance fees based on the total return generated on behalf of equity holders relative to a U.S. utilities index benchmark. Our Manager, in its sole discretion, may elect to retain base management fees and performance fees, if applicable, paid in cash or to reinvest such payments in additional common stock. In the event our Manager chooses not to reinvest the fees to which it is entitled in additional shares of common stock, the amount paid will reduce the cash that may otherwise be distributed as a dividend to all stockholders or used in our Company’s operations. In the event our Manager chooses to reinvest the fees to which it is entitled in additional common stock, effectively returning the cash to us, such reinvestment and the issuance of new shares of common stock will dilute existing stockholders by the increase in the percentage of common stock owned by our Manager. Either option may adversely impact the market for our shares.

In addition, our Manager has typically elected to invest its fees in shares of common stock, and, unless otherwise agreed with us, can only change this election during a 20-trading day window following our earnings release. Any change would apply to fees incurred thereafter. Accordingly, stockholders would generally have notice of our Manager’s intent to receive fees in cash rather than reinvest before the change was effective.

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

Our Manager can resign with 90 days’ notice, or our CEO or CFO could be removed by our Manager, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations, which could adversely affect our financial results and negatively impact the market price of our common stock.

Our Manager has the right, under the Management Services Agreement, to resign at any time with 90 days’ notice, whether we have found a replacement manager or not. In addition, our Manager could re-assign or remove the CEO and/or the CFO from their positions and responsibilities at our Company without our board of directors’ approval and with little or no notice. If our Manager resigns or our CEO/CFO are removed, we may not be able to find a new external manager or hire internal management with similar expertise within 90 days to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial results could be adversely affected, perhaps materially, and the market price of our common stock may decline substantially. In addition, the coordination of our internal management, acquisition activities and supervision of our businesses are likely to suffer if we were unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Manager and its affiliates.

Furthermore, if our Manager resigns, we and our subsidiaries will be required to cease use of the Macquarie brand entirely, and change their names to remove any reference to “Macquarie”. This may cause the value of our Company and the market price of our common stock to decline.

Our externally managed model may not be viewed favorably by investors.

We are externally managed by a member of the Macquarie Group. Our Manager receives a fee for its services that provides for a number of corporate center functions including the compensation of our management team and those who provide services to us on a shared basis, health and welfare benefits, the provision of facilities, technology and insurance (other than directors and officers). The fee is based on our market capitalization and thus increases as we grow. The size of the fee may bear no direct correlation with the actual cost of providing the agreed upon services and may be higher than the cost of managing our Company internally. Per the terms of the Management Services Agreement with our Manager, the current default election for satisfying any base management or performance fees to which our Manager may be entitled is the issuance of additional shares of common stock. To the extent the fees continue to be satisfied by reinvestment in our common stock, all stockholders will be diluted and our hurdle for growing distributable cash on a per share basis will be higher.

Our Manager’s affiliation with Macquarie Group Limited and the Macquarie Group may result in conflicts of interest or a decline in the market price of our common stock.

Our Manager is an affiliate of Macquarie Group Limited and a member of the Macquarie Group. From time to time, we have entered into, and in the future we may enter into, transactions and relationships involving Macquarie Group Limited, its affiliates, or other members of the Macquarie Group. Such transactions have included and may include, among other things, the entry into debt facilities and derivative instruments with members of the Macquarie Group serving as lender or counterparty, and financial advisory or equity and debt underwriting services provided to us by the Macquarie Group.

Although our audit committee, all of the members of which are independent directors, is required to review and approve in advance of any related party transactions, including those involving members of the Macquarie Group or its affiliates, the relationship of our Manager to the Macquarie Group may result in conflicts of interest.

In addition, as a result of our Manager’s being a member of the Macquarie Group, negative market perceptions of Macquarie Group Limited generally or of Macquarie’s infrastructure management model, or Macquarie Group statements or actions with respect to other managed vehicles, may affect market perceptions of us and cause a decline in the price of our common stock unrelated to our financial performance and prospects.

In the event of the underperformance of our Manager, we may be unable to remove our Manager, which could limit our ability to improve our performance and could adversely affect the market price of our common stock.

Under the terms of the Management Services Agreement, our Manager must significantly underperform in order for the Management Services Agreement to be terminated. Our board of directors cannot remove our Manager unless:

•	our common stock underperforms a weighted average of two benchmark indices by more than 30% in relative terms and more than 2.5% in absolute terms in 16 out of 20 consecutive quarters prior to and including the most recent full quarter, and the holders of a minimum of 66.67% of the outstanding shares of our common stock (excluding any shares owned by our Manager or any affiliate of the Manager) vote to remove our Manager;
•	our Manager materially breaches the terms of the Management Services Agreement and such breach has been unremedied within 60 days after notice;
•	our Manager acts with gross negligence, willful misconduct, bad faith or reckless disregard of its duties in carrying out its obligations under the Management Services Agreement, or engages in fraudulent or dishonest acts; or
•	our Manager experiences certain bankruptcy events.

Our board of directors cannot remove our Manager unless the market performance of our common stock also significantly underperforms the benchmark index. If we were unable to remove our Manager in circumstances where the absolute market performance of our common stock does not meet expectations, the market price of our common stock could be negatively affected.

Risks Related to Ownership of Our Stock

The performances of our businesses or our holding company structure may limit our ability to make regular dividends in the future to our stockholders because we are reliant upon the cash flows and distributions from our businesses.

Our Company is a holding company with no operations. Therefore, we are dependent upon the ability of our businesses to make distributions to our Company to enable it to meet its expenses, and to pay dividends to stockholders in the future. The ability of our operating subsidiaries and the businesses we own to make distributions to our Company is subject to limitations based on their operating performance, the terms of their debt agreements and the applicable laws of their respective jurisdictions. In addition, the ability of each business to reduce its outstanding debt will be similarly limited by its operating performance, as discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

The market price and marketability of our common stock may from time to time be significantly affected by numerous factors beyond our control, which may adversely affect our ability to raise capital through future equity financings.

The market price of our common stock may fluctuate significantly. Many factors that are beyond our control may significantly affect the market price and marketability of our common stock and may adversely affect our ability to raise capital through equity financings. These factors include, but are not limited to:

•	significant volatility in the market price and trading volume of securities of Macquarie Group Limited and/or vehicles managed by the Macquarie Group or branded under the Macquarie name or logo;
•	significant volatility in the market price and trading volume of securities of registered investment companies, business development companies or companies in our sectors;
•	changes in our earnings or variations in operating results;
•	changes in our ratings from any of the ratings agencies;
•	any shortfall in EBITDA excluding non-cash items or Free Cash Flow from levels expected by securities analysts;
•	changes in regulatory policies or tax law;
•	operating performance of companies comparable to us;
•	loss of funding sources; and
•	substantial sales of our common stock by our Manager or other significant stockholders.

The price of our stock may be vulnerable to actions of market participants whose strategies may not involve buying and holding our securities in pursuit of an attractive total return.

Our common stock has been the subject of short selling efforts by certain market participants. Short sales are transactions in which a market participant borrows, then sells a security that it does not own. The market participant is obligated to replace the security borrowed by purchasing the security at or before the time the security is recalled. If the price at the time of recall is lower than the price at which the security was originally sold by the market participant, then the market participant will realize a gain on the transaction. Thus, it is in the market participant’s interest for the price of the security to decline during the period up to the time of recall.

Previous short selling efforts have had an impact on, and may in the future impact, the value of our stock in an extreme and volatile manner to our detriment and the detriment of our stockholders. In addition, market participants have published, and may in the future publish, negative, inaccurate or misleading information regarding our company and our management team. We believe that the publication of such information has led, and may in the future lead to, significant downward pressure on the price of our stock to our detriment and the further detriment of our stockholders. These and other efforts by certain market participants to unduly influence the price of our common stock for financial gain may cause value of our stockholders’ investments to decline, may make it more difficult for us to raise equity capital when needed without significantly diluting existing stockholders, and may reduce demand from new investors to purchase our shares.

We may issue preferred stock with rights, preferences and privileges that may be superior to the common stock, and these could have negative consequences for holders of our common stock.

We may issue shares of preferred stock in one or more financing transactions. We may also use the authorized preferred stock for funding transactions, including, among other things, acquisitions, strategic partnerships, joint ventures, restructurings, business combinations and investments, although we have no immediate plans to do so. We cannot provide assurances that any such transaction will be consummated on favorable terms or at all, that they will enhance stockholder value, or that it will not adversely affect our business or the trading price of our common stock. Any shares of preferred stock could be issued with rights, preferences and privileges that may be superior to those of our common stock. In addition, preferred stock could be issued for capital raising, financing and acquisition needs or opportunities that have the effect of making an acquisition of our Company more difficult or costly, as could also be the case if the board of directors were to issue additional common stock.

Our reported Earnings per Share (EPS), as defined under GAAP, does not reflect the cash generated by our businesses and may result in unfavorable comparisons with other businesses.

Our businesses own and invest in high-value, long-lived assets that generate large amounts of depreciation and amortization. Depreciation and amortization are non-cash expenses that serve to reduce reported EPS. We pay our Manager base management fees and may pay performance fees both of which may be reinvested in additional shares thereby rendering them a non-cash expense. Whether the fees are settled in cash or reinvested in additional shares, they have the effect of reducing EPS. As a result, our financial performance may appear to be substantially worse compared with other businesses. To the extent that our results appear to be worse, we may have relatively greater difficulty attracting investors in our stock.

Our inability, under GAAP, to consolidate the financial results of certain of our investments may make it relatively more difficult to analyze the cash generating capacity of our combined businesses.

We may make investments in certain businesses which we will be required to account for using the equity method rather than consolidate with the results of our other businesses. The equity method requires us to include the portion of the net income, as determined in accordance with GAAP, equal to our equity interest in the business in our consolidated statement of operations. The physical asset backed nature of the businesses in which we invest (and the higher levels of non-cash expenses including depreciation and amortization) may mean that the performance of these investments have relatively little impact on our consolidated statement of operations even where they generate positive cash flow and this cash flow may not be reflected in the valuation of our stock.

Our total assets include a substantial amount of goodwill and other intangible assets. The write-off of a significant portion of intangible assets would negatively affect our reported earnings.

Our total assets reflect a substantial amount of goodwill and other intangible assets. At December 31, 2016, goodwill and other intangible assets, net, represented 38.5% of our total assets. Goodwill and other intangible assets were primarily recognized as a result of the acquisitions of our businesses. Other intangible assets consist primarily of airport operating rights, customer relationships and trade names. On at least an annual basis we assess whether there has been any impairment in the value of goodwill and other intangible assets when there are triggering events or circumstances. If the carrying value of the tested asset exceeds its estimated fair value, impairment is deemed to have occurred. In this event, the intangible is written down to fair value. Under current accounting rules, this would result in a charge to reported earnings. We have recognized significant impairments in the past, and any future determination requiring the write-off of a significant portion of goodwill or other intangible assets would negatively affect our reported earnings and total capitalization, and could be material.

Our total assets include a substantial amount of intangible assets and fixed assets. The depreciation and amortization of these assets may negatively impact our reported earnings.

The high level of intangible and physical assets written up to fair value upon acquisition of our businesses generates substantial amounts of depreciation and amortization. These non-cash items serve to lower net income as reported in our consolidated statement of operations as well as our taxable income. The generation of net losses or relatively small net income may contribute to a net operating loss (NOL) carryforward that can be used to offset current taxable income in future periods. However, the continued reporting of little or negative net income may adversely affect the attractiveness of our Company among some potential investors and may reduce the market for our common stock.

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation (or other entity taxable as a corporation, such as the Company) that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and certain other tax attributes to offset future taxable income. Generally speaking, an “ownership change” occurs if the aggregate percentage ownership of the stock of the corporation held by one or more “five-percent stockholders” (as defined in the Code) increases by more than fifty percentage points over such stockholders’ lowest percentage ownership during the testing period, which is generally the three year-period ending on the transaction date. If we undergo an ownership change, our ability to utilize NOLs and certain other tax attributes could be limited.

We have significant income tax NOLs, which may not be realized before they expire.

We have $398.1 million in federal NOL carryforwards at December 31, 2016. While we have concluded that all of the NOLs will more likely than not be realized, there can be no assurance that we will utilize the NOLs generated to date or any NOLs we might generate in the future. In addition, we have incurred state NOLs and have provided a valuation allowance against a portion of those. As with our federal NOLs, there is also no assurance that we will utilize those state losses or future losses that may be generated. Further, the State of Louisiana has imposed limitations on the ability of NOL carryforwards to offset current year income. There can be no assurance that other states will not suspend or limit the use of NOL carryforwards.

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

Our Company could be adversely effected by changes in tax laws and/or changes in the interpretation of existing tax laws.

We are subject to various taxing regimes, including federal, state, local and foreign taxes such as income, excise, sales/use, payroll, franchise, property, gross receipts, withholding and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations or the interpretation thereof are continuously being enacted or proposed and could result in increased expenditures for tax in the future and could have a material adverse effect on our Company’s financial condition, results of operations, and liquidity.

Our Company and our subsidiaries are subject to examinations and challenges by taxing authorities.

Periodic examinations or audits by taxing authorities could increase our tax liabilities and result in the imposition of interest and penalties. If challenges arising from such examinations and audits are not resolved in our Company’s favor, they could have a material adverse effect on our Company’s financial condition, results of operations, and liquidity.

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

IMTT

IMTT operates ten wholly-owned bulk liquid terminals in the U.S., one in Canada and also has partial ownership of a company that owns bulk liquid terminal facilities in Canada. The land on which the facilities are located is either owned or leased by IMTT with leased land comprising a small proportion of the total land in use. IMTT also owns the storage tanks, piping and transportation infrastructure such as truck and rail loading equipment located at the facilities and related ship docks, except in Quebec and Geismar, where the docks are leased. The business believes that the aforementioned equipment is generally well maintained and adequate for the present operations. For further details, see “Our Businesses — IMTT — Locations” in Part I, Item 1.

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

Contracted Power

At December 31, 2016, the CP business owned six operating solar facilities, two wind facilities and a gas-fired power facility. The business owns the solar panels and wind turbines and leases the land. For further details, see “Our Businesses — Contracted Power — Business Overview” in Part I, Item 1.

Project	State	Ownership or Lease Information
Picture Rocks	Arizona	Long-term property lease until 2032.
Bryan	Texas	Long-term property leases until 2039 and 2040.
DMAFB	Arizona	Long-term property lease until 2039.
Valley Center	California	Long-term property lease until 2038.
Ramona	California	Long-term property lease until 2037.
Red Hills	Utah	Long-term property lease until 2039.
Brahms	New Mexico	Five long-term property leases until 2044.
IWP	Idaho	Eighteen long-term property leases until from 2037 to 2050.
BEC	New Jersey	Long-term property lease with IMTT until 2045.

MIC Hawaii

Hawaii Gas has facilities and equipment on all major Hawaiian Islands including: land beneath the SNG plant; several LPG holding tanks and cylinders; approximately 1,000 miles of underground piping, of which approximately 900 miles are on Oahu; and a 22-mile transmission pipeline from the SNG plant to Pier 38 in Honolulu. In addition, MIC Hawaii has a controlling interest in operating solar facilities and a design-build mechanical contractor, both located on Oahu.

A summary of selected properties follows for the MIC Hawaii businesses. For more information regarding MIC Hawaii’s operations, see “Our Businesses — MIC Hawaii — Fuel Supply, SNG Plant and Distribution System” in Part I, Item 1.

The following represents the properties owned or leased by the Hawaii Gas business.

Island	Description	Use	Own/Lease
Oahu	SNG plant and land	Production of SNG	Own
Oahu	Kamakee Street buildings and maintenance yard	Engineering, maintenance facility, warehouse	Own
Oahu	LPG baseyard	Storage facility for tanks and cylinders	Lease
Oahu	Topa Fort Street Tower	Executive offices	Lease
Oahu	Various holding tanks	Store and supply LPG to utility customers	Lease
Maui	Office, tank storage facilities and baseyard	Island-wide operations	Lease
Maui	Undeveloped land	Intended for island-wide operations	Own
Kauai	Office	Island-wide operations	Own
Kauai	Tank storage facility and baseyard	Island-wide operations	Lease
Hawaii	Office, tank storage facilities and baseyard	Island-wide operations	Own

The following represents the properties leased by the CPI business.

Island	Description	Use	Lease
Oahu	Kanakanui Office(1)	Executive office	Lease
Oahu	Hart Warehouse(1)	Engineering and warehouse	Lease
Oahu	Paiea Office(1)	Executive office and warehouse	Lease
Oahu	Kaihikapu building	Fabrication workshop	Lease
Oahu	Fire Protection Office	Engineering	Lease

(1)	The Kanakanui executive office and Hart warehouse leases are expected to be vacated in the first half of 2017 and will be replaced with the Paiea executive office and warehouse lease.

Our solar facilities on Oahu have long-term property leases through 2036.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares are traded on the NYSE under the symbol “MIC”. The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share on the NYSE:

	High	Low
Fiscal 2015
First Quarter	$83.65	$67.55
Second Quarter	87.88	80.63
Third Quarter	85.70	69.84
Fourth Quarter	83.38	64.06
Fiscal 2016
First Quarter	$71.82	$51.83
Second Quarter	75.00	65.00
Third Quarter	84.51	71.79
Fourth Quarter	85.45	77.18
Fiscal 2017
First Quarter (through February 17, 2017)	$83.48	$73.24

As of February 17, 2017, we had 82,125,367 shares issued and outstanding that we believe were held by 351 holders of record.

The following represents the Company’s relative share price performance from December 31, 2011 through December 31, 2016.

600
500
400
300
200
100
0
Index Levels
MIC
Russell 1000
MSCIUS Utilities Index(1)
Jan-11
Jul-11
Jan-12
Jul-12
Jan-13
Jul-13
Jan-14
Jul-14
Jan-15
Jul-15
Jan-16
Jul-16
Jan-17
MIC
Russell 1000
MSCIUS Utilities Index(1)

(1) The MSCI U.S. Utilities index is the benchmark index against which MIC's total return is measured when determining the generation of a performance fee. This index is a total return index and the graph above shows the increase (decrease) in return as of January 1, 2011.

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

Since January 1, 2015, MIC has paid or declared the following dividends:

Declared	Period Covered	$ per Share	Record Date	Payable Date
February 17, 2017	Fourth quarter 2016	$1.31	March 3, 2017	March 8, 2017
October 27, 2016	Third quarter 2016	1.29	November 10, 2016	November 15, 2016
July 28, 2016	Second quarter 2016	1.25	August 11, 2016	August 16, 2016
April 28, 2016	First quarter 2016	1.20	May 12, 2016	May 17, 2016
February 18, 2016	Fourth quarter 2015	1.15	March 3, 2016	March 8, 2016
October 29, 2015	Third quarter 2015	1.13	November 13, 2015	November 18, 2015
July 30, 2015	Second quarter 2015	1.11	August 13, 2015	August 18, 2015
April 30, 2015	First quarter 2015	1.07	May 14, 2015	May 19, 2015
February 17, 2015	Fourth quarter 2014	1.02	March 2, 2015	March 5, 2015

Tax Treatment of 2016 Dividends

The Company has determined that 32.4% of the dividends paid in the year ended December 31, 2016 were characterized as a dividend for U.S. federal income tax purposes. The remaining 67.6% of dividends paid were characterized as returns of capital, capital gain, or combination thereof depending on each stockholder’s tax basis.

Future dividends, if any, may be characterized as a dividend or a return of capital/capital gain depending on the earnings and profits of the Company as determined in accordance with the Internal Revenue Code. Holders of MIC shares are encouraged to seek their own tax advice with regard to their investment in MIC.

Future Dividends

We currently intend to maintain, and where possible, increase our quarterly cash dividend to our stockholders. The MIC Board has authorized a quarterly cash dividend of $1.31 per share for the quarter ended December 31, 2016, or a 1.6% increase over the dividend for the quarter ended September 30, 2016 and 13.9% increase over the dividend for the quarter ended December 31, 2015. Together with the dividends for the first three quarters for 2016, this represents a cumulative 2016 dividend of $5.05 per share compared with $4.46 per share for the year ended December 31, 2015, or an increase of 13.2%. In determining whether to adjust the amount of our quarterly dividend, our Board will take into account such matters as the state of the capital markets and general business conditions, the Company’s financial condition, results of operations, capital requirements, capital opportunities and any contractual, legal and regulatory restrictions on the payment of dividends by the Company to its stockholders or by its subsidiaries to the Company, and any other factors that it deems relevant, subject to maintaining a prudent level of reserves and without creating undue volatility in the amount of such dividends where possible. Moreover, the Company’s senior secured credit facility and the debt commitments at our businesses contain restrictions that may limit the Company’s ability to pay dividends. Although historically we have declared cash dividends on our shares, any or all of these or other factors could result in the modification of our dividend policy, or the reduction, modification or elimination of our dividend in the future.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data includes the results of operations, cash flow and balance sheet data for the years ended, and as of, December 31, 2016, 2015, 2014, 2013 and 2012 for our consolidated group, with the results of businesses acquired during those five years being included from the date of each acquisition. The selected financial data for each of the five years in the period ended December 31, 2016 have been derived from the consolidated financial statements of the Company, which financial statements have been audited by KPMG LLP. The information below should be read in conjunction with the consolidated financial statements (and notes thereon) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	($ In Thousands, Except Share and Per Share Data)
Statement of operations data:
Revenue
Service revenue	$1,288,562	$1,288,501	$1,064,682	$770,360	$768,617
Product revenue	363,169	350,749	284,400	267,096	260,893
Financing and equipment lease income	—	—	1,836	3,563	4,536
Total revenues	1,651,731	1,639,250	1,350,918	1,041,019	1,034,046
Cost and expenses
Cost of services	524,423	551,029	546,609	434,177	448,993
Cost of product sales	142,731	168,954	192,881	185,843	188,099
Selling, general and administrative expenses	303,033	304,862	265,254	210,060	213,372
Fees to Manager-related party	68,486	354,959	168,182	85,367	89,227
Depreciation	226,492	215,243	98,442	39,150	31,587
Amortization of intangibles	65,425	101,435	42,695	34,651	34,601
Total operating expenses	1,330,590	1,696,482	1,314,063	989,248	1,005,879
Operating income (loss)	321,141	(57,232)	36,855	51,771	28,167
Interest income	132	55	112	204	222
Interest expense	(116,933)	(123,079)	(73,196)	(37,044)	(46,623)
Equity in earnings and amortization charges of investee	—	—	26,391	39,115	32,327
Gain from acquisition/divestiture of businesses(1)	—	—	1,027,054	—	—
Other income (expense), net	21,786	1,288	(2,307)	(7,923)	2,443
Net income (loss) before income taxes	226,126	(178,968)	1,014,909	46,123	16,536
(Provision) benefit for income taxes	(71,257)	65,161	24,374	(18,043)	(2,285)
Net income (loss)	$154,869	$(113,807)	$1,039,283	$28,080	$14,251
Less: net (loss) income attributable to noncontrolling interests	(1,512)	(5,270)	(2,745)	(3,174)	930
Net income (loss) attributable to MIC	$156,381	$(108,537)	$1,042,028	$31,254	$13,321
Basic income (loss) per share attributable to MIC	$1.93	$(1.39)	$16.54	$0.61	$0.29
Weighted average number of shares outstanding: basic	80,892,654	77,997,826	62,990,312	51,381,003	46,635,049
Diluted income (loss) per share attributable to MIC	$1.85	$(1.39)	$16.10	$0.61	$0.29
Weighted average number of shares outstanding: diluted	82,218,627	77,997,826	64,925,565	51,396,146	46,655,289
Cash dividends declared per share	$5.05	$4.46	$3.8875	$3.35	$2.20

(1)	Includes the gain of $948.1 million from the acquisition of the remaining 50% interest in IMTT from the remeasuring to fair value of the Company’s previous 50% ownership interest and the gain of $78.9 million from the sale of the Company’s interest in the district energy business.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	($ In Thousands)
Statement of cash flows data:
Cash provided by operating activities	$560,320	$381,156	$251,615	$155,117	$217,911
Cash (used in) provided by investing activities	(376,845)	(448,816)	(1,068,806)	(139,636)	2,477
Cash (used in) provided by financing activities	(161,313)	42,896	632,422	76,516	(101,798)
Effect of exchange rate changes on cash and cash equivalents	211	(856)	(590)	—	—
Net increase (decrease) in cash and cash equivalents	$22,373	$(25,620)	$(185,359)	$91,997	$118,590

	As of December 31,
	2016	2015	2014	2013	2012
	($ In Thousands)
Balance sheet data:
Total current assets	$244,668	$216,569	$231,478	$400,353	$247,107
Property, equipment, land and leasehold improvements, net	4,346,536	4,116,163	3,362,585	854,169	708,031
Total assets	$7,559,253	$7,308,804	$6,567,739	$2,471,928	$2,209,046
Total current liabilities	$251,009	$308,790	$224,332	$271,452	$245,330
Long-term debt, net of current portion	3,039,966	2,746,525	2,332,829	808,287	1,044,739
Total liabilities	4,411,719	4,106,362	3,597,571	1,318,660	1,511,481
Stockholders’ equity	$2,952,894	$3,030,190	$2,787,163	$1,042,228	$655,028

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Macquarie Infrastructure Corporation should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere herein.

We own and operate a diversified group of businesses that provide services including, bulk liquid terminalling and handling services, aircraft fueling, contracted power generation and utility gas services to businesses, government agencies and individuals primarily in the U.S. Our businesses consist of IMTT, Atlantic Aviation, interests in several contracted power facilities and in the businesses that comprise MIC Hawaii.

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

At Atlantic Aviation, our focus is on attracting and maintaining relationships with GA aircraft owners and pilots and encouraging them to purchase fuel and other services from our FBOs. Atlantic Aviation’s gross margin is correlated with the number of GA flight movements in the U.S. and the business’ ability to service a portion of the aircraft involved in those operations.

The businesses that comprise our CP segment generate revenue by producing and selling electric power pursuant primarily to long-dated PPAs and tolling agreements all with creditworthy off-takers.

MIC Hawaii comprises Hawaii Gas and several smaller businesses collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy in Hawaii. The businesses of MIC Hawaii generate revenue primarily from the provision of gas services to commercial, residential and governmental customers, the generation of power and the design and construction of building mechanical systems.

Results of Operations

Consolidated

	Year Ended December 31,			Change (From 2015 to 2016) Favorable/(Unfavorable)		Change (From 2014 to 2015) Favorable/(Unfavorable)
	2016	2015	2014	$	%	$	%
	($ In Thousands, Except Share and Per Share Data) (Unaudited)
Revenue
Service revenue	$1,288,562	$1,288,501	$1,064,682	61	0.0	223,819	21.0
Product revenue	363,169	350,749	284,400	12,420	3.5	66,349	23.3
Financing and equipment lease income	—	—	1,836	—	—	(1,836)	(100.0)
Total revenues	1,651,731	1,639,250	1,350,918	12,481	0.8	288,332	21.3
Costs and expenses
Cost of services	524,423	551,029	546,609	26,606	4.8	(4,420)	(0.8)
Cost of product sales	142,731	168,954	192,881	26,223	15.5	23,927	12.4
Selling, general and administrative	303,033	304,862	265,254	1,829	0.6	(39,608)	(14.9)
Fees to Manager-related party	68,486	354,959	168,182	286,473	80.7	(186,777)	(111.1)
Depreciation	226,492	215,243	98,442	(11,249)	(5.2)	(116,801)	(118.6)
Amortization of intangibles	65,425	101,435	42,695	36,010	35.5	(58,740)	(137.6)
Total operating expenses	1,330,590	1,696,482	1,314,063	365,892	21.6	(382,419)	(29.1)
Operating income (loss)	321,141	(57,232)	36,855	378,373	NM	(94,087)	NM
Other income (expense)
Interest income	132	55	112	77	140.0	(57)	(50.9)
Interest expense(1)	(116,933)	(123,079)	(73,196)	6,146	5.0	(49,883)	(68.1)
Equity in earnings and amortization charges of investee	—	—	26,391	—	—	(26,391)	(100.0)
Gain from acquisition/divestiture of businesses(2)	—	—	1,027,054	—	—	(1,027,054)	(100.0)
Other income (expense), net	21,786	1,288	(2,307)	20,498	NM	3,595	155.8
Net income (loss) before income taxes	226,126	(178,968)	1,014,909	405,094	NM	(1,193,877)	(117.6)
(Provision) benefit for income taxes	(71,257)	65,161	24,374	(136,418)	NM	40,787	167.3
Net income (loss)	$154,869	$(113,807)	$1,039,283	268,676	NM	(1,153,090)	(111.0)
Less: net loss attributable to noncontrolling interests	(1,512)	(5,270)	(2,745)	(3,758)	(71.3)	2,525	92.0
Net income (loss) attributable to MIC	$156,381	$(108,537)	$1,042,028	264,918	NM	(1,150,565)	(110.4)
Basic income (loss) per share attributable to MIC	$1.93	$(1.39)	$16.54	3.32	NM	(17.93)	(108.4)
Weighted average number of shares outstanding: basic	80,892,654	77,997,826	62,990,312	2,894,828	3.7	15,007,514	23.8

NM — Not meaningful

(1)	Interest expense includes losses on derivative instruments of $5.0 million, $28.5 million and $19.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.
(2)	Includes the gain of $948.1 million from the acquisition of the remaining 50% interest in IMTT from the remeasuring to fair value of the Company’s previous 50% ownership interest and the gain of $78.9 million from the sale of the Company’s interest in the district energy business.

Key Factors Affecting Operating Results for the Year:

•	an absence of performance fees;
•	an improvement in total revenues and cost of services and product sales; and
•	an increase in other income (expense), net, from IMTT and CP.

Results of Operations: Consolidated — (continued)

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

Revenues

Consolidated revenues increased for the year ended December 31, 2016 compared with the year ended December 31, 2015 primarily reflecting improved results at CP, principally our renewables business, and contribution from acquisitions at Atlantic Aviation and within MIC Hawaii. In addition, consolidated revenues increased for the year ended December 31, 2016 due to the full year contribution from BEC. These increases were partially offset by a decrease in revenue from IMTT and a decline in the wholesale cost of fuel at Atlantic Aviation and cost of gas at MIC Hawaii.

Cost of Services and Product Sales

Consolidated cost of services and product sales decreased for the year ended December 31, 2016 compared with the year ended December 31, 2015 primarily due to a decline in the wholesale cost of fuel at Atlantic Aviation, lower costs at IMTT and unrealized gains on commodity hedges and a decline in cost of gas at Hawaii Gas. These decreases were partially offset by the full year contribution from BEC and acquisitions at Atlantic Aviation and within MIC Hawaii.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased slightly for the year ended December 31, 2016 compared with the year ended December 31, 2015 primarily due to absence of transaction costs related to the BEC acquisition, costs associated with the Conversion and a decrease in costs at IMTT. The decrease was partially offset by incremental expenses associated with BEC for the first quarter of 2016, transactional and incremental costs from new acquisitions at both Atlantic Aviation and MIC Hawaii and professional fees associated with the implementation of a shared service center.

Fees to Manager

Our Manager is entitled to a monthly base management fee based primarily on our market capitalization, and potentially a quarterly performance fee based on our total stockholder return relative to a U.S. utilities index. For the years ended December 31, 2016 and 2015, we incurred base management fees of $68.5 million and $70.6 million, respectively, and performance fees of $284.4 million for the year ended December 31, 2015. No performance fees were incurred for the year ended December 31, 2016. In accordance with the Third Amended and Restated Management Service Agreement, our Manager has currently elected to reinvest base management fees, and performance fees, if any, in additional shares.

The unpaid portion of the base management fees and performance fees, if any, at the end of each reporting period is included in Due to Manager-related party in our consolidated balance sheets. The following table shows our Manager’s reinvestment of its base management fees and performance fees, if any, in shares, except as noted:

Period	Base Management Fee Amount ($ in thousands)	Performance Fee Amount ($ in thousands)	Shares Issued
2016 Activities:
Fourth quarter 2016	$18,916	$—	230,773	(1)
Third quarter 2016	18,382	—	232,488
Second quarter 2016	16,392	—	232,835
First quarter 2016	14,796	—	234,179
2015 Activities:
Fourth quarter 2015	$17,009	$—	227,733
Third quarter 2015	18,118	—	226,914
Second quarter 2015	18,918	135,641	1,167,873	(2)
First quarter 2015	16,545	148,728	2,068,038

Results of Operations: Consolidated — (continued)

Period	Base Management Fee Amount ($ in thousands)	Performance Fee Amount ($ in thousands)	Shares Issued
2014 Activities:
Fourth quarter 2014	$14,192	$—	208,122
Third quarter 2014	13,915	116,586	947,583	(3)
Second quarter 2014	9,535	4,960	243,329
First quarter 2014	8,994	—	164,546

(1)	Our Manager elected to reinvest all of the monthly base management fees for the fourth quarter of 2016 in shares. The Company issued 230,773 shares for the quarter ended December 31, 2016, including 76,914 shares that were issued in January 2017 for the December 2016 monthly base management fee.
(2)	In July 2015, our Board requested, and our Manager agreed, that $67.8 million of the performance fee for the quarter ended June 30, 2015 be settled in cash in July 2015 to minimize dilution. The remaining $67.8 million obligation was settled and reinvested in 944,046 shares by our Manager on August 1, 2016 using the June 2016 volume weighted average share price of $71.84.
(3)	In October 2014, our Board requested, and our Manager agreed, that $65.0 million of the performance fee for the quarter ended September 30, 2014 be settled in cash using the proceeds from the sale of the district energy business to minimize dilution. The remainder of the fee of $51.6 million was reinvested in additional shares of MIC.

Depreciation

Depreciation expense increased for the year ended December 31, 2016 compared with the year ended December 31, 2015 primarily due to the full year depreciation at BEC, the write-off of damaged tanks and docks at IMTT and the depreciation associated with FBOs acquired at Atlantic Aviation. The increase in depreciation expense was partially offset by the absence of non-cash impairments at Atlantic Aviation.

Amortization of Intangibles

Amortization of intangibles decreased for the year ended December 31, 2016 compared with the year ended December 31, 2015 primarily due to the absence of non-cash impairments at Atlantic Aviation.

Interest Expense and Losses on Derivative Instruments

Interest expense includes losses on derivative instruments of $5.0 million and $28.5 million for the years ended December 31, 2016 and 2015, respectively. Losses on derivative instruments recorded in interest expense are attributable to the change in fair value of interest rate hedging instruments. For the year ended December 31, 2016, interest expense also included the non-cash write-off of deferred financing costs at Atlantic Aviation related to the October 2016 refinancing of its term loan and revolving credit facility and at Hawaii Gas related to the February 2016 refinancing of its $80.0 million term loan and its $60.0 million revolving credit facility. For the year ended December 31, 2015, interest expense also included the non-cash write-off of deferred financing costs at IMTT related to the May 2015 refinancing.

Excluding the derivative adjustments and deferred financing cost write-offs, interest expense decreased for the year ended December 31, 2016 compared with the year ended December 31, 2015 primarily due to an overall lower weighted average interest rate, partially offset by a higher average debt balance. Cash interest expense was $107.9 million and $112.4 million for the years ended December 31, 2016 and 2015, respectively. See discussions of interest expense for each of our operating businesses below.

As part of the refinancing of the Atlantic Aviation debt in October 2016, Atlantic Aviation paid $17.8 million in interest rate swap breakage fees associated with the termination of out-of-the-money interest rate swap contracts related to prior debt facilities. In addition, the business entered into $400.0 million of interest rate caps with a strike price of 1.0% to hedge the one month LIBOR floating rate interest exposure on the new Atlantic Aviation term loan facility. The business paid $8.6 million in upfront premiums to enter into the caps.

Results of Operations: Consolidated — (continued)

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

Other Income (Expense), net

Other income (expense), net, increased for the year ended December 31, 2016 compared with year ended December 31, 2015 primarily due to insurance recoveries on damaged docks at IMTT and escrow proceeds received during the year related to our acquisition of BEC.

Income Taxes

We file a consolidated federal income tax return that includes the financial results for IMTT, Atlantic Aviation, BEC, MIC Hawaii and our allocable share of the taxable income (loss) from our solar and wind facilities, which are treated as partnerships for tax purposes. Pursuant to a tax sharing agreement, the businesses included in our consolidated federal income tax return, pay MIC an amount equal to the federal income tax each would have paid on a standalone basis as if they were not part of the MIC consolidated federal income tax return.

The change from income tax benefit for the year ended December 31, 2015 to income tax expense for the year ended December 31, 2016 is primarily due to the absence of any tax benefit associated with the performance fees incurred during the first half of 2015. The change in tax rate from a benefit of 36.4% for the year ended December 31, 2015 to a tax expense of 31.5% for the year ended December 31, 2016 was primarily attributable to the impact of the performance fee on taxable income for the year ended December 31, 2015.

For the year ended December 31, 2016, our consolidated federal income tax liability was fully offset by our NOL carryforwards. We believe that we will be able to use all of our federal prior year NOLs prior to their expiration. Our federal NOL balance at December 31, 2016 was $398.1 million. As a result of having federal NOLs, together with planned tax strategies, we do not expect to make regular federal tax payments any earlier than the second half of 2019. For the year ended December 31, 2016, our taxable income was $60.4 million. For the year ended December 31, 2016, any Federal Alternative Minimum Tax liability will be fully offset by available investment tax credits.

For the year ended December 31, 2016, we expect to pay state income taxes of $7.3 million. In calculating our consolidated state income tax provision, we have provided a valuation allowance for certain state income tax NOLs, the use of which is uncertain.

Valuation allowance:

At December 31, 2016 and 2015, we did not have a valuation allowance for our consolidated federal NOL carryforwards. In calculating our consolidated state income tax provision, we have provided a valuation allowance for certain state income tax NOL carryforwards, the utilization of which is not assured beyond a reasonable doubt. During the year ended December 31, 2016, a significant portion of the state valuation allowance was reversed primarily due to the change in New York State tax law regarding consolidated filing requirements. As such, we decreased the valuation allowance by $14.7 million.

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

Results of Operations: Consolidated — (continued)

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

Revenues

Consolidated revenues increased for the year ended December 31, 2015 compared with the year ended December 31, 2014 primarily reflecting the consolidation of IMTT’s results, contribution from the acquisition of BEC and wind facilities and improved results at Atlantic Aviation including the contribution from acquired FBOs. These increases were offset by the decline in the wholesale cost of fuel at Atlantic Aviation, cost of gas at MIC Hawaii and the sale of the district energy business in August 2014.

Cost of Services and Product Sales

Consolidated cost of services increased for the year ended December 31, 2015 compared with the year ended December 31, 2014 primarily due to the full year contribution from IMTT and contributions from acquired FBOs at Atlantic Aviation. These increases were partially offset by a decline in the wholesale cost of fuel at Atlantic Aviation and the sale of the district energy business in August 2014.

Consolidated cost of product sales decreased for the year ended December 31, 2015 compared with the year ended December 31, 2014 primarily due to a decline in cost of gas at Hawaii Gas. These decreases were partially offset by the full year contribution from the wind facilities and contribution from the acquisition of BEC on April 1, 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the year ended December 31, 2015 compared with the year ended December 31, 2014 primarily due to contributions from the 2015 and 2014 acquisitions at CP and Atlantic Aviation, the consolidation of IMTT and costs associated with the Conversion. These increases are partially offset by costs incurred for the IMTT Acquisition during the third quarter of 2014 and the sale of the district energy business in August 2014.

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

Depreciation

Depreciation expense increased for the year ended December 31, 2015 compared with the year ended December 31, 2014 primarily as a result of fixed assets acquired in conjunction with the IMTT Acquisition and the depreciation associated with businesses acquired during the years ended December 31, 2015 and 2014.

Atlantic Aviation’s depreciation expense increased during the year ended December 31, 2015 due to the reassessment of the useful lives of its leasehold and land improvements related to leases at certain airports to generally match these useful lives with the remaining lease terms plus extensions under Atlantic Aviation’s control. As a result of this reassessment, the business recorded a non-cash impairment of $2.8 million during the quarter ended March 31, 2015. The change in useful life also resulted in increased depreciation expense of $4.3 million for the year ended December 31, 2015.

In addition, during the first quarter of 2015, a non-cash impairment charge of $4.2 million was recorded due to a change in the lease terms at one base.

Amortization of Intangibles

Amortization of intangibles increased for the year ended December 31, 2015 compared with the year ended December 31, 2014 primarily at Atlantic Aviation and from the intangible assets acquired in conjunction with the IMTT Acquisition.

Results of Operations: Consolidated — (continued)

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

Interest Expense and Losses on Derivative Instruments

Interest expense includes losses on derivative instruments of $28.5 million and $19.5 million for the years ended December 31, 2015 and 2014, respectively. For the year ended December 31, 2014, losses on derivatives also included the reclassification of amounts from accumulated other comprehensive loss into earnings. For the year ended December 31, 2015, interest expense also included the non-cash write-off of deferred financing costs at IMTT related to the May 2015 refinancing. Excluding the derivative adjustments and deferred financing cost write-offs, interest expense for the year ended December 31, 2015 compared with the year ended December 31, 2014 increased primarily due to (i) the consolidation of IMTT debt; (ii) incremental debt from the acquisitions of BEC and one of the 2014 wind facilities, partially offset by the absence of debt related to district energy business; (iii) interest expense associated with the convertible senior notes that were issued in July 2014; and (iv) borrowings on the MIC revolving credit facility. Cash interest expense was $112.4 million and $70.8 million for the years ended December 31, 2015 and 2014, respectively.

Equity in Earnings and Amortization Charges of Investee

The decrease in equity in earnings for the year ended December 31, 2015 compared with the year ended December 31, 2014 is due to the consolidation of IMTT’s results from July 16, 2014 and thereafter compared with the equity method of accounting for IMTT’s results prior to the acquisition date.

Gain from Acquisition/Divestiture of Businesses

On August 21, 2014, we completed the sale of our 50.01% controlling interest in the district energy business, within CP, for approximately $270.0 million. Proceeds of the sale were used to repay the outstanding debt balance. The remaining amounts were divided between us and our co-investor in the business. Our share of the remaining proceeds was $59.6 million. As a result of this transaction, we deconsolidated the assets and liabilities of district energy business and recorded a pre-tax gain of $78.9 million.

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

Income Taxes

For the years ended December 31, 2015 and 2014, we reported a current federal taxable loss and did not pay a Federal Alternative Minimum Tax.

Valuation allowance:

There is no valuation allowance for federal NOL carryforwards. In calculating our consolidated state income tax provision, we provided a valuation allowance for certain state income tax NOL carryforwards, the utilization of which is not assured beyond a reasonable doubt. We increased the valuation allowance by $2.3 million and $1.8 million for the years ended December 31, 2015 and 2014, respectively, for certain state NOL carryforwards.

Results of Operations: Consolidated — (continued)

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items, Free Cash Flow and Proportionately Combined Metrics

In addition to our results under U.S. GAAP, we use certain non-GAAP measures to assess the performance and prospects of our businesses. In particular, we use EBITDA excluding non-cash items, Free Cash Flow, Adjusted Free Cash Flow and certain proportionately combined financial metrics. Proportionately combined financial metrics, including Adjusted Free Cash Flow, reflect MIC Corporate and our ownership interest in each of our businesses.

We measure EBITDA excluding non-cash items as it reflects our businesses’ ability to effectively manage the volume of products sold or services provided, the operating margin earned on those transactions and the management of operating expenses independent of the capitalization and tax attributes of those businesses. We believe investors use EBITDA excluding non-cash items primarily as a measure of the operating performance of MIC’s businesses and to make comparisons with the operating performance of other businesses whose depreciation and amortization expense may vary widely from ours, particularly where acquisitions and other non-operating factors are involved. We define EBITDA excluding non-cash items as net income (loss) or earnings — the most comparable GAAP measure — before interest, taxes, depreciation and amortization and non-cash items including impairments, unrealized derivative gains and losses, adjustments for other non-cash items and pension expense reflected in the statements of operations. EBITDA excluding non-cash items also excludes base management fees and performance fees, if any, whether paid in cash or stock.

Given our varied ownership levels in some of our businesses, principally in the CP segment, together with our obligations to report the results of these businesses on a consolidated basis, GAAP measures such as net income (loss) do not fully reflect all of the items we consider in assessing the amount of cash generated based on our ownership interest in our businesses. We note that the proportionately combined metrics used may be calculated in a different manner by other companies and may limit their usefulness as a comparative measure. Therefore, proportionately combined metrics should be used as a supplemental measure to help understand our financial performance and not in lieu of our financial results reported under GAAP.

Our businesses can be characterized as owners of high-value, long-lived assets capable of generating Free Cash Flow. We define Free Cash Flow as cash from operating activities — the most comparable GAAP measure — which includes cash paid for interest, taxes and pension contributions, less maintenance capital expenditures, which includes principal repayments on capital lease obligations used to fund maintenance capital expenditures, and excludes changes in working capital.

We use Free Cash Flow as a measure of our ability to provide investors with an attractive risk-adjusted return by sustaining and potentially increasing our quarterly cash dividend and funding a portion of our growth. GAAP metrics such as net income (loss) do not provide us with the same level of visibility into the performance and prospects of the business as a result of: (i) the capital intensive nature of our businesses and the generation of non-cash depreciation and amortization; (ii) shares issued to our external Manager under the Management Services Agreement, (iii) our ability to defer all or a portion of current federal income taxes; (iv) non-cash unrealized gains or losses on derivative instruments; (v) amortization of tolling liabilities and gains (losses) on disposal of assets, and (vi) pension expense. Pension expenses primarily consist of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses. Any cash contributions to pension plans are reflected as a reduction to Free Cash Flow. We believe that external consumers of our financial statements, including investors and research analysts, use Free Cash Flow both to assess MIC’s performance and as an indicator of its success in generating an attractive risk-adjusted return.

In this Annual Report on Form 10-K, we have disclosed Free Cash Flow on a consolidated basis and for each of our operating segments and MIC Corporate. We believe that both Free Cash Flow and EBITDA excluding non-cash items support a more complete and accurate understanding of the financial and operating performance of our businesses than would otherwise be achieved using GAAP results alone.

Results of Operations: Consolidated — (continued)

Free Cash Flow do not take into consideration required payments on indebtedness and other fixed obligations or the other cash items that are excluded from our definition of Free Cash Flow. We note that Free Cash Flow may be calculated differently by other companies thereby limiting its usefulness as a comparative measure. Free Cash Flow should be used as a supplemental measure to help understand our financial performance and not in lieu of our financial results reported under GAAP.

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

Results of Operations: Consolidated — (continued)

A reconciliation of net income (loss) to EBITDA excluding non-cash items and a reconciliation from cash provided by operating activities to Free Cash Flow, on a consolidated basis, is provided below. Similar reconciliations for each of our operating businesses and MIC Corporate follow.

	Year Ended December 31,			Change (From 2015 to 2016) Favorable/(Unfavorable)		Change (From 2014 to 2015) Favorable/(Unfavorable)
	2016	2015	2014	$	%	$	%
	($ In Thousands) (Unaudited)
Net income (loss)	$154,869	$(113,807)	$1,039,283
Interest expense, net(1)	116,801	123,024	73,084
Provision (benefit) for income taxes	71,257	(65,161)	(24,374)
Depreciation(2)	226,492	215,243	98,442
Depreciation – cost of services(2)	—	—	4,374
Amortization of intangibles(3)	65,425	101,435	42,695
Gain from acquisition/divestiture of businesses	—	—	(1,027,181)
Equity in earnings and amortization charges of investee	—	—	(26,391)
Equity distributions from investee(4)	—	—	25,330
Fees to Manager-related party(5)	68,486	354,959	168,182
Pension expense(6)	8,601	7,300	4,148
Other non-cash (income) expense, net(7)	(16,343)	792	7,952
EBITDA excluding non-cash items	$695,588	$623,785	$385,544	71,803	11.5	238,241	61.8
EBITDA excluding non-cash items	$695,588	$623,785	$385,544
Interest expense, net(1)	(116,801)	(123,024)	(73,084)
Adjustments to derivative instruments recorded in interest expense(1)	(13,177)	1,509	(3,108)
Amortization of debt financing costs(1)	21,041	9,075	5,376
Amortization of debt discount(1)	1,007	—	—
Interest rate swap breakage fees	(17,770)	(50,556)	—
Interest rate cap premium	(8,629)	—	—
Equipment lease receivable, net	—	—	2,805
Provision/benefit for income taxes, net of changes in deferred taxes(8)	(7,310)	6,427	(3,568)
Pension contribution	(3,500)	—	(26,960)
Changes in working capital(5)	9,871	(86,060)	(35,390)
Cash provided by operating activities	560,320	381,156	251,615
Changes in working capital(5)	(9,871)	86,060	35,390
Maintenance capital expenditures	(58,203)	(68,596)	(25,520)
Free cash flow	$492,246	$398,620	$261,485	93,626	23.5	137,135	52.4

(1)	Interest expense, net, includes adjustment to derivative instruments, non-cash amortization of deferred financing fees and non-cash amortization of debt discount related to convertible senior notes issued in October 2016. Interest expense also included a non-cash write-off of deferred financing fees related to the February 2016 refinancing at Hawaii Gas, the October 2016 refinancing at Atlantic Aviation and the May 2015 refinancing at IMTT.

Results of Operations: Consolidated — (continued)

(2)	Depreciation — cost of services includes depreciation expense for our previously owned district energy business, a component of CP segment, which is reported in cost of services in our consolidated statements of operations. Depreciation and Depreciation — cost of services does not include acquisition-related step-up depreciation expense of $4.2 million for the year ended December 31, 2014 in connection with our previous 50% investment in IMTT, which is reported in equity in earnings and amortization charges of investee in our consolidated statements of operations.
(3)	Amortization of intangibles does not include acquisition-related step-up amortization expense of $185,000 for the year ended December 31, 2014 in connection with our previous 50% investment in IMTT, which is reported in equity in earnings and amortization charges of investee in our consolidated statements of operations.
(4)	Equity distributions from investee in the above table includes distributions we received only up to our share of the earnings recorded in the calculation for EBITDA excluding non-cash items.
(5)	Fees to Manager-related party includes base management fees and performance fees, if any. In July 2015, our Board requested, and our Manager agreed, that $67.8 million of the performance fee for the quarter ended June 30, 2015 be settled in cash in July 2015 to minimize dilution. The remaining $67.8 million obligation was settled and reinvested in 944,046 shares by our Manager on August 1, 2016 using the June 2016 volume weighted average share price of $71.84. In October 2014, our Board requested, and our Manager agreed, that $65.0 million of the performance fee for the quarter ended September 30, 2014 be settled in cash using the proceeds from the sale of the district energy business to minimize dilution. The remainder of the fee of $51.6 million was reinvested in additional shares of MIC.
(6)	Pension expense primarily consists of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses. Any cash contributions to pension plans are not included in pension expense, but rather reflected as a reduction to Free Cash Flow, as noted in the table above.
(7)	Other non-cash (income) expense, net, primarily includes non-cash amortization of tolling liabilities, unrealized gains (losses) on commodity hedges, adjustments to asset retirement obligations and non-cash gains (losses) related to disposal of assets. Other non-cash (income) expense, net, also included non-cash loss from customer contract terminations for the year ended December 31, 2014. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items, Free Cash Flow and Proportionately Combined Metrics” above for further discussion.
(8)	Includes $6.9 million of tax refund received in the fourth quarter of 2015 relating to the election of bonus depreciation for the year ended December 31, 2014.

Reconciliation from Consolidated Free Cash Flow to Adjusted Free Cash Flow

The following table is a reconciliation from Free Cash Flow on a consolidated basis to Adjusted Free Cash Flow (in proportion to our interests). See “Results of Operations — Consolidated” above for a reconciliation of Free Cash Flow — Consolidated basis to cash provided by operating activities, the most comparable GAAP measure. See “Results of Operations” below for each of our segments for a reconciliation of Free Cash Flow for each segment to cash provided by operating activities for such segment.

	Year Ended December 31,			Change (From 2015 to 2016) Favorable/(Unfavorable)		Change (From 2014 to 2015) Favorable/(Unfavorable)
	2016	2015	2014	$	%	$	%
	($ In Thousands) (Unaudited)
Free Cash Flow-Consolidated basis	$492,246	$398,620	$261,485	93,626	23.5	137,135	52.4
Equity distributions from investee(1)	—	—	(25,086)
MIC’s share of IMTT Free Cash Flow(2)	—	—	31,324
100% of CP Free Cash Flow included in consolidated Free Cash Flow	(72,631)	(21,989)	(10,480)
MIC’s share of CP Free Cash Flow	64,234	16,005	5,103
100% of MIC Hawaii Free Cash Flow included in consolidated Free Cash Flow	(36,311)	(44,118)	(35,902)
MIC’s share of MIC Hawaii Free Cash Flow	36,308	44,118	35,902
Adjusted Free Cash Flow	$483,846	$392,636	$262,346	91,210	23.2	130,290	49.7

Results of Operations: Consolidated — (continued)

(1)	Equity distributions from investee represent the portion of distributions received from IMTT that are recorded in cash from operating activities prior to the IMTT Acquisition on July 16, 2014.
(2)	Represents our proportionate share of IMTT’s Free Cash Flow prior to the IMTT Acquisition on July 16, 2014.

Results of Operations: IMTT

Although IMTT’s core business of storing and handling liquid commodities continued to perform well in the year ended December 31, 2016, both the historically low and volatile petroleum product prices have had an impact on IMTT and the bulk liquid terminals industry in several ways. First, uncertainty among industry participants generally has led to a reduction in the average duration of storage and related services contracts. While the shortening of contracts results in a modest increase in re-contracting risk, the essential services nature of the business and continued strong demand for the products stored serves to offset this risk.

Second, certain ancillary services have been adversely affected by the decline in the price of crude oil in particular. At IMTT this has resulted in a reduction in the demand for rail services in support of crude oil that originates primarily in Canada. However, such services represent less than 4% of the business’ total revenue.

While typically less than 2% of IMTT’s EBITDA, the financial performance of OMI is based in part on its ability to clean and inspect storage tanks. The high utilization rates for storage industry wide has reduced OMI’s contribution to IMTT’s consolidated EBITDA.

Results of Operations: IMTT — (continued)

	Year Ended December 31,			Change (From 2015 to 2016) Favorable/(Unfavorable)		Change (From 2014 to 2015) Favorable/(Unfavorable)
	2016	2015	2014
	$	$	$	$	%	$	%
	($ In Thousands) (Unaudited)
Revenues	532,472	550,041	567,467	(17,569)	(3.2)	(17,426)	(3.1)
Cost of services	204,279	222,724	248,681	18,445	8.3	25,957	10.4
Selling, general and administrative expenses	32,687	33,903	44,018	1,216	3.6	10,115	23.0
Depreciation and amortization	134,385	132,002	93,488	(2,383)	(1.8)	(38,514)	(41.2)
Operating income	161,121	161,412	181,280	(291)	(0.2)	(19,868)	(11.0)
Interest expense, net(1)	(38,752)	(37,378)	(27,239)	(1,374)	(3.7)	(10,139)	(37.2)
Other income, net	18,509	2,212	2,665	16,297	NM	(453)	(17.0)
Provision for income taxes	(57,736)	(51,520)	(64,033)	(6,216)	(12.1)	12,513	19.5
Net income(2)	83,142	74,726	92,673	8,416	11.3	(17,947)	(19.4)
Less: net income attributable to noncontrolling interests	59	586	527	527	89.9	(59)	(11.2)
Net income attributable to MIC(2)	83,083	74,140	92,146	8,943	12.1	(18,006)	(19.5)
Reconciliation of net income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income(2)	83,142	74,726	92,673
Interest expense, net(1)	38,752	37,378	27,239
Provision for income taxes	57,736	51,520	64,033
Depreciation and amortization	134,385	132,002	93,488
Pension expense(3)	7,219	6,063	7,435
Other non-cash expense, net	657	378	307
EBITDA excluding non-cash items	321,891	302,067	285,175	19,824	6.6	16,892	5.9
EBITDA excluding non-cash items	321,891	302,067	285,175
Interest expense, net(1)	(38,752)	(37,378)	(27,239)
Adjustments to derivative instruments recorded in interest expense(1)	(2,169)	(2,912)	(15,335)
Amortization of debt financing costs(1)	1,654	2,344	2,050
Interest rate swap breakage fees	—	(31,385)	—
Provision for income taxes, net of changes in deferred taxes	(5,438)	(470)	(34,250)
Pension contribution	—	—	(20,000)
Changes in working capital	(3,734)	(11,260)	(413)
Cash provided by operating activities	273,452	221,006	189,988
Changes in working capital	3,734	11,260	413
Maintenance capital expenditures	(38,620)	(37,696)	(44,176)
Free cash flow	238,566	194,570	146,225	43,996	22.6	48,345	33.1

NM — Not meaningful

(1)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees. For the year ended December 31, 2015, interest expense also includes non-cash write-off of deferred financing costs related to the May 2015 refinancing.

Results of Operations: IMTT — (continued)

(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.
(3)	Pension expense primarily consists of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses. Any cash contributions to pension plans are not included in pension expense, but rather reflected as a reduction to Free Cash Flow, as noted in the table above.

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

Key Factors Affecting Operating Results for the Year:

•	a decrease in cost of services; partially offset by
•	a decline in spill response activities.

Revenue

IMTT generates the majority of its revenue from contracts typically comprising a fixed monthly charge (that escalates annually with inflation) for access to or use of its infrastructure. We refer to revenue generated from such contracts or fixed charges as firm commitments. Firm commitments are generally of medium term duration and at December 31, 2016, had a revenue weighted average remaining life of 2.3 years. Revenue from firm commitments comprised 81.9% of total revenue for the year ended December 31, 2016.

For the year ended December 31, 2016, total revenue decreased by $17.6 million compared with the year ended December 31, 2015. The decrease reflects primarily a reduced level of spill response activity on the part of IMTT’s subsidiary, OMI, and a decrease in rail services revenue principally in connection with the reduced demand for Canadian crude oil in the U.S. The decline in rail service was offset by an increase in other revenue from firm commitments.

Consistent with strong demand patterns across petroleum product storage markets, capacity utilization was higher than historically normal levels at 96.4% for the year ended December 31, 2016, compared with 94.9% for the year ended December 31, 2015. The business expects utilization rates to revert to historical levels of 94% to 96% in the medium term.

Cost of Services and Selling, General and Administrative Expenses

Costs were 7.7% lower for the year ended December 31, 2016 compared with the year ended December 31, 2015. The reduction in costs was primarily the result of lower costs associated with OMI as a result of a lower level of spill related activity, lower fuel costs, improved cost controls and the continued realization of efficiencies following our acquisition of the second half of IMTT in 2014.

Depreciation and Amortization

Depreciation and amortization expense increased in the year ended December 31, 2016 compared with year ended December 31, 2015 primarily due to the write-off of tanks and docks.

Interest Expense, net

Interest expense includes losses on derivative instruments of $2.1 million and $7.4 million for the years ended December 31, 2016 and 2015, respectively. For the year ended December 31, 2015, interest expense also included the non-cash write-off of deferred financing costs related to the May 2015 refinancing. Excluding the derivative adjustments and deferred financing cost write-offs, interest expense increased for the year ended December 31, 2016 compared with the year ended December 31, 2015 due to a higher average debt balance partially offset by lower interest rates. Cash interest expense was $39.3 million and $37.9 million for the years ended December 31, 2016 and 2015, respectively.

Results of Operations: IMTT — (continued)

As part of the refinancing of its debt in May 2015, IMTT paid $31.4 million in interest rate swap breakage fees related to the termination of out-of-the-money interest rate swap contracts related to prior debt facilities. See further discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

Other Income, net

IMTT maintains insurance against the loss of use or damage to IMTT’s facilities. The business incurred insured losses in connection with damage done to docks in Bayonne and Gretna for which insurance proceeds of approximately $16.5 million were recorded during the year ended December 31, 2016.

Income Taxes

The federal taxable income generated by IMTT is reported as part of our consolidated federal tax return. The business files state income tax returns in the states in which it operates. The “Provision for income taxes, net of changes in deferred taxes” of $5.4 million for the year ended December 31, 2016 in the above table includes $3.8 million of state income tax expense and $1.6 million of federal income tax expense. The “Provision for income taxes, net of changes in deferred taxes” of $470,000 for the year ended December 31, 2015 relates to state income tax expense. Any current federal income tax payable is expected to be offset in consolidation with the application of NOLs at the MIC holding company level.

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

Maintenance Capital Expenditures

For the year ended December 31, 2016, IMTT incurred maintenance capital expenditures of $38.6 million and $40.4 million on an accrual basis and cash basis, respectively, compared with $37.7 million and $34.9 million on an accrual basis and cash basis, respectively, for the year ended December 31, 2015. The increase in maintenance capital expenditures for the year ended December 31, 2016 was primarily a result of $13.9 million of expenditures associated with the rebuilding of damaged docks at IMTT’s Gretna and Bayonne terminals.

Results of Operations: IMTT — (continued)

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

Revenue

For the year ended December 31, 2015, total revenue decreased by $17.4 million primarily as a result of: a reduced level of spill response activity on the part of IMTT’s subsidiary OMI; a reduction in heating revenue attributable to the milder winter weather in the year ended December 31, 2015 compared with the year ended December 31, 2014; a decrease in rail services revenue principally in connection with the reduction in demand for Canadian crude oil in the U.S.; and, the weakening of the Canadian Dollar relative to the U.S. Dollar and its impact on contributions from IMTT’s interests in two terminals in Canada, one of which became wholly-owned in the first quarter of 2016. On a constant currency basis, these reductions in total revenue were partially offset by an increase in revenue from firm commitments of 2.3% primarily attributable to higher utilization rates. Revenue from firm commitments comprised approximately 78.7% of total revenue for the year ended December 31, 2015. The weighted average remaining life of firm commitments decreased to 2.6 years at December 31, 2015 compared with 2.8 years at December 31, 2014.

Capacity utilization was consistent with historically normal levels at 94.9% for the year ended December 31, 2015 compared with 92.5% for the year ended December 31, 2014 as certain tanks were placed back in service following scheduled cleaning and inspection during the year.

Cost of Services and Selling, General and Administrative Expenses

Costs were 12.3% lower for the year ended December 31, 2015 compared with the year ended December 31, 2014. The reduction in costs was primarily the result of improved cost controls and the realization of efficiencies following the IMTT Acquisition and costs associated with the IMTT Acquisition in 2014 that did not recur.

Costs related to spill response activity decreased for the year ended December 31, 2015 compared with the year ended December 31, 2014 which contributed to the cost improvement compared with 2014.

Depreciation and Amortization

Depreciation and amortization expense increased for the year ended December 31, 2015 compared with the year ended December 31, 2014 primarily due to remeasuring the fixed assets and intangibles to fair value in connection with the IMTT Acquisition in July 2014.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $7.4 million and $3.0 million for the years ended December 31, 2015 and 2014, respectively. For the year ended December 31, 2015, interest expense also included the non-cash write-off of deferred financing costs related to the May 2015 refinancing. Excluding the derivative adjustments and deferred financing cost write-offs, interest expense decreased during the year ended December 31, 2015 compared with the year ended December 31, 2014 due to lower average debt balances and lower interest rates. Cash interest expense was $37.9 million and $40.5 million for the years ended December 31, 2015 and 2014, respectively.

Income Taxes

Subsequent to July 16, 2014, the federal taxable income or loss generated by IMTT is filed as part of our consolidated federal income tax return. For the year ended December 31, 2015, the tax provision in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business.

Results of Operations: IMTT — (continued)

The “Provision for income taxes, net of changes in deferred taxes” of $470,000 for the year ended December 31, 2015 in the above table relates to state income tax expense. The “Provision for income taxes, net of changes in deferred taxes” of $34.3 million for the year ended December 31, 2014 includes $30.0 million of federal income tax expense and $4.3 million of state income tax expense.

Maintenance Capital Expenditures

For the year ended December 31, 2015, IMTT incurred maintenance capital expenditures of $37.7 million and $34.9 million on an accrual basis and cash basis, respectively, compared with $44.2 million and $53.6 million on an accrual basis and cash basis, respectively, for the year ended December 31, 2014. The decrease in maintenance capital expenditures on an accrual basis from the year ended December 31, 2014 to the year ended December 31, 2015 primarily reflects improved controls and processes and the timing of projects.

Results of Operations: Atlantic Aviation

The U.S. GA market continued to grow during the year ended December 31, 2016. This was reflected in increased flight activity, increased volume of fuel sold and increased demand for hangar and ramp rental. During the year ended December 31, 2016, Atlantic Aviation benefited from the overall growth in the market as well as its strong market position. The impact of lower commodity costs muted the impact of this growth on revenue, but the effect was offset in reduced cost of services due to the largely pass-through nature of commodity costs.

Consolidation of the FBO industry continued in the year ended December 31, 2016. In addition to participating in the consolidation, Atlantic Aviation also deployed growth capital at existing locations in terminal and hangar improvements and expansions.

Assuming a continuation of current U.S. economic conditions, we anticipate that these trends will continue in 2017.

Atlantic Aviation generates a significant portion of its revenue from sales of jet fuel. Accordingly, revenue can fluctuate significantly based in part on the cost of the commodity and reported revenue may not reflect the business’ ability to effectively manage volume and price. For example, an increase in revenue may be wholly or partially attributable to an increase in the cost of the underlying commodity and not an increase in the volume sold or price per gallon. Conversely, a decline in revenue may be wholly or partially attributable to a decrease in the cost of the underlying commodity and not a deterioration in volume sold or price per gallon. Gross margin, which we define as revenue less cost of services, excluding depreciation and amortization is the effective “top line” for Atlantic Aviation as it is reflective of the business’ ability to drive growth in the volume of products and services sold and the margins earned on those sales over time. We similarly believe that our investors view gross margin as reflective of management’s performance in managing volume and price throughout the commodity cycle. Gross margin is reconciled to operating income — the most comparable GAAP measure — by subtracting selling, general and administrative expenses and depreciation and amortization in the table below.

Results of Operations: Atlantic Aviation — (continued)

	Year Ended December 31,			Change (From 2015 to 2016) Favorable/(Unfavorable)		Change (From 2014 to 2015) Favorable/(Unfavorable)
	2016	2015	2014
	$	$	$	$	%	$	%
	($ In Thousands) (Unaudited)
Revenues	740,209	738,460	779,261	1,749	0.2	(40,801)	(5.2)
Cost of services (exclusive of depreciation and amortization of intangibles shown separately below)	303,899	328,305	416,697	24,406	7.4	88,392	21.2
Gross margin	436,310	410,155	362,564	26,155	6.4	47,591	13.1
Selling, general and administrative expenses	212,331	207,062	194,804	(5,269)	(2.5)	(12,258)	(6.3)
Depreciation and amortization	90,659	126,351	63,778	35,692	28.2	(62,573)	(98.1)
Operating income	133,320	76,742	103,982	56,578	73.7	(27,240)	(26.2)
Interest expense, net(1)	(33,961)	(35,735)	(40,618)	1,774	5.0	4,883	12.0
Other income (expense), net	68	(2,121)	(1,304)	2,189	103.2	(817)	(62.7)
Provision for income taxes	(39,889)	(16,081)	(25,096)	(23,808)	(148.1)	9,015	35.9
Net income(2)	59,538	22,805	36,964	36,733	161.1	(14,159)	(38.3)
Reconciliation of net income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income(2)	59,538	22,805	36,964
Interest expense, net(1)	33,961	35,735	40,618
Provision for income taxes	39,889	16,081	25,096
Depreciation and amortization	90,659	126,351	63,778
Pension expense(3)	110	112	114
Other non-cash expense, net	905	2,533	1,361
EBITDA excluding non-cash items	225,062	203,617	167,931	21,445	10.5	35,686	21.3
EBITDA excluding non-cash items	225,062	203,617	167,931
Interest expense, net(1)	(33,961)	(35,735)	(40,618)
Convertible senior notes interest(4)	(1,969)	—	—
Adjustments to derivative instruments recorded in interest expense(1)	(4,158)	3,617	9,459
Amortization of debt financing costs(1)	14,195	3,221	3,138
Interest rate swap breakage fees	(17,770)	—	—
Interest rate cap premium	(8,629)	—	—
Provision for income taxes, net of changes in deferred taxes	(2,137)	(242)	(4,549)
Changes in working capital	11,164	(2,635)	6,775
Cash provided by operating activities	181,797	171,843	142,136
Changes in working capital	(11,164)	2,635	(6,775)
Maintenance capital expenditures	(10,632)	(21,455)	(9,886)
Free cash flow	160,001	153,023	125,475	6,978	4.6	27,548	22.0

(1)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees. For the year ended December 31, 2016, interest expense also includes non-cash write-off of deferred financing costs related to the October 2016 refinancing.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.

Results of Operations: Atlantic Aviation — (continued)

(3)	Pension expense primarily consists of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses.
(4)	Represents the cash interest expense reclassed from MIC Corporate for the October 2016 convertible senior notes of which proceeds were used to pay down a portion of Atlantic Aviation’s credit facility.

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

Key Factors Affecting Operating Results for the Year:

•	an increase in gross margin; and
•	contributions from acquired FBOs; partially offset by
•	higher selling, general and administrative expenses.

Revenue and Gross Margin

The majority of the revenue and gross margin earned by Atlantic Aviation is generated through fueling GA aircraft at facilities located at 69 U.S. airports at which Atlantic Aviation operates. The business pursues a strategy of maintaining and, where appropriate, increasing dollar-based margins on fuel sales. Generally, fluctuations in the cost of fuel are passed through to the customer.

Revenue and gross margin are driven by the volume of fuel sold and the dollar-based margin/fee per gallon on those sales. Revenues increased 0.2% for the year ended December 31, 2016 compared with the year ended December 31, 2015 as a result of an increase in the volume of fuel sold and higher rental and ancillary services revenue, all partially offset by a decline in the wholesale cost of fuel. The decline in the wholesale cost of fuel was largely offset in cost of services, resulting in an increase in gross margin of 6.4% for the period ended December 31, 2016 compared with the year ended December 31, 2015.

Atlantic Aviation seeks to extend FBO leases prior to their maturity to improve our visibility into the cash generating capacity of these assets. Atlantic Aviation calculates the weighted average lease life based on EBITDA excluding non-cash items in the prior calendar year adjusted for the impact of acquisitions/dispositions. At December 31, 2016 and 2015, the weighted average lease life was 19.6 years, notwithstanding the passage of one year, as a result of successful extensions and acquisition of leaseholds.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 2.5% for the year ended December 31, 2016 compared with the year ended December 31, 2015 primarily due to costs associated with acquired FBOs, higher salaries and benefit costs and higher rent expense.

Depreciation and Amortization

Depreciation and amortization expense decreased for the year ended December 31, 2016 compared with the year ended December 31, 2015 primarily due to the absence of non-cash impairments. The non-cash impairments incurred during the first quarter of 2015 were attributable to the reassessment of the useful lives of contractual arrangements and leasehold and land improvements related to leases at certain airports and a change in the lease terms at one base.

Operating Income

Operating income increased for the year ended December 31, 2016 compared with the year ended December 31, 2015 due to the increase in gross margin and decrease in depreciation and amortization expense, partially offset by an increase in selling, general and administrative expenses.

Results of Operations: Atlantic Aviation — (continued)

Interest Expense, Net

Interest expense includes losses on derivative instruments of $2.2 million and $12.1 million for the years ended December 31, 2016 and 2015, respectively. For the year ended December 31, 2016, interest expense also included the non-cash write-off of deferred financing costs at Atlantic Aviation related to the October 2016 refinancing of its term loan and revolving credit facility. Excluding the derivative adjustments and deferred financing costs, interest expense decreased for the year ended December 31, 2016 compared with the year ended December 31, 2015 due to lower average interest rates. Cash interest expense was $25.9 million and $28.9 million for the years ended December 31, 2016 and 2015, respectively. Cash interest expense for the year ended December 31, 2016 is inclusive of the cash interest expense related to the $402.5 million of convertible senior notes issued in October 2016, the proceeds of which were used in part to reduce the drawn balance of Atlantic Aviation’s revolving credit facility.

As part of the refinancing of the Atlantic Aviation debt in October 2016, Atlantic Aviation paid $17.8 million in interest rate swap breakage fees associated with the termination of out-of-the-money interest rate swap contracts related to prior debt facilities. In addition, the business entered into $400.0 million of interest rate caps with a strike price of 1.0% to hedge the one month LIBOR floating rate interest exposure on the new Atlantic Aviation term loan facility. The business paid $8.6 million in upfront premiums to enter into the caps. At December 31, 2016, these caps had a fair market value of $16.8 million. See further discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

Income Taxes

The federal taxable income generated by Atlantic Aviation is reported as part of our consolidated federal income tax return. The business files state income tax returns in the states in which it operates. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business.

The “Provision for income taxes, net of changes in deferred taxes” of $2.1 million for the year ended December 31, 2016 in the above table includes $1.4 million of state income tax expense and $703,000 of federal income tax expense. The “Provision for income taxes, net of changes in deferred taxes” of $242,000 for the year ended December 31, 2015 relates to $139,000 of state income tax expense and $103,000 related to federal income tax expense. Any current federal income tax payable is expected to be offset in consolidation with the application of NOLs at the MIC holding company level.

At December 31, 2016, Atlantic Aviation had $46.6 million of state NOL carryforwards. State NOL carryforwards are specific to the state in which the NOL was generated and various states impose limitations on the utilization of NOL carryforwards. Therefore, the business may incur state income tax liabilities in the future, even if its consolidated state taxable income is less than $46.6 million.

Maintenance Capital Expenditures

For the year ended December 31, 2016, Atlantic Aviation incurred maintenance capital expenditures of $10.6 million and $10.2 million on an accrual basis and cash basis, respectively, compared with $21.5 million on both an accrual basis and cash basis for the year ended December 31, 2015 and $9.9 million and $9.7 million on an accrual basis and cash basis, respectively, for the year ended December 31, 2014. As disclosed below and in our 2015 filing on Form 10-K, the business accelerated its maintenance capital expenditures for the year ended December 31, 2015 due to the strong performance of the business and the availability of capital. The acceleration was intended to increase Atlantic Aviation’s future financial flexibility. As foreshadowed at that time, maintenance capital expenditures in 2016 returned to historically normal levels consistent with those seen in 2014. Maintenance capital expenditures for the periods presented were primarily to fund replacement of equipment. For the year ended December 31, 2016, maintenance capital expenditures include the full repayment on all of the business’ capital lease obligations.

Results of Operations: Atlantic Aviation — (continued)

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

Revenue and Gross Margin

Revenue and gross margin are driven by the volume of fuel sold and the dollar-based margin/fee per gallon on those sales. Despite an increase in the volume of fuel sold, revenues decreased from the year ended December 31, 2014 to the year ended December 31, 2015 as a result of a significant decline in the wholesale cost of fuel. However, the decline in cost of services more than offset the decline in the wholesale cost of fuel.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased during the year ended December 31, 2015 compared with the year ended December 31, 2014 primarily due to incremental expenses associated with acquired FBOs, higher salaries and benefit costs, rent, accelerated repairs and maintenance and professional fees.

Depreciation and Amortization

During the first quarter of 2015, Atlantic Aviation reassessed the useful lives of its contractual arrangements and leasehold and land improvements related to leases at certain airports to generally match these useful lives with the remaining lease terms plus extensions under Atlantic Aviation’s control. As a result of this reassessment, the business performed an impairment analysis related to its contractual arrangements and leasehold and land improvements and recorded a non-cash impairment of $16.3 million during the quarter ended March 31, 2015. In addition, the change in useful life resulted in increased depreciation and amortization expense of $22.9 million for the year ended December 31, 2015.

During the first quarter of 2015, a non-cash impairment of $22.0 million was also recorded due to a change in the lease terms at one base. This amount is included in depreciation and amortization expense for the year ended December 31, 2015.

Operating Income

Operating income decreased for the year ended December 31, 2015 compared with the year ended December 31, 2014 due to the increase in depreciation and amortization expense and selling, general and administrative expenses, partially offset by an increase in gross margin.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $12.1 million and $17.5 million for the years ended December 31, 2015 and 2014, respectively. Excluding the derivative adjustments, interest expense increased for the year ended December 31, 2015 compared with the year ended December 31, 2014 due to higher average debt balances. Cash interest expense was $28.9 million and $28.0 million for the years ended December 31, 2015 and 2014, respectively.

Income Taxes

The “Provision for income taxes, net of changes in deferred taxes” of $242,000 for the year ended December 31, 2015 in the above table relates to $139,000 of state income tax expense and $103,000 related to federal income tax expense. The “Provision for income taxes, net of changes in deferred taxes” of $4.5 million for the year ended December 31, 2014 includes $3.6 million of state income tax expense and $926,000 of federal income tax expense.

Results of Operations: Atlantic Aviation — (continued)

Maintenance Capital Expenditures

For the year ended December 31, 2015, Atlantic Aviation incurred maintenance capital expenditures of $21.5 million both on an accrual basis and cash basis compared with $9.9 million and $9.7 million on an accrual basis and cash basis, respectively, for the year ended December 31, 2014. Maintenance capital expenditures for the periods presented were primarily to fund replacement of equipment. Atlantic Aviation accelerated the spending of certain maintenance capital expenditure items for the year ended December 31, 2015 due to over performance in the business and the availability of capital. This acceleration is expected to increase Atlantic Aviation’s financial flexibility.

Results of Operations: Contracted Power

We anticipate introducing a number of initiatives designed to improve the financial performance of BEC over the medium term including the addition of approximately 130 MW of incremental capacity and the construction of an interconnection with the Spectra Energy-owned Texas Eastern Transmission natural gas pipeline.

Across CP’s solar and wind portfolio, we expect to reduce operating expenses at existing projects by reducing the cost provided by third parties. We also expect to grow the asset base by making additional investments in projects and development platforms.

Results of Operations: Contracted Power — (continued)

The financial results below reflect 100% of the performance of the solar and wind facilities within the CP segment since our acquisitions, not the contribution based on our economic interest, and the performance of BEC from the date of our acquisition on April 1, 2015, unless specified otherwise. The financial results for the CP segment, including the results of the district energy business through the date it was divested is presented below.

	Year Ended December 31,			Change (From 2015 to 2016) Favorable/(Unfavorable)		Change (From 2014 to 2015) Favorable/(Unfavorable)
	2016	2015	2014
	$	$	$	$	%	$	%
	($ In Thousands) (Unaudited)
Product revenues	150,010	123,797	19,779	26,213	21.2	104,018	NM
Service revenues	—	—	29,487	—	—	(29,487)	(100.0)
Financing and equipment lease income	—	—	1,836	—	—	(1,836)	(100.0)
Total revenues	150,010	123,797	51,102	26,213	21.2	72,695	142.3
Cost of product sales	23,302	18,901	3,869	(4,401)	(23.3)	(15,032)	NM
Cost of services(1)	—	—	21,311	—	—	21,311	100.0
Selling, general and administrative expenses	25,474	30,847	8,319	5,373	17.4	(22,528)	NM
Depreciation and amortization	55,548	48,990	15,601	(6,558)	(13.4)	(33,389)	NM
Operating income	45,686	25,059	2,002	20,627	82.3	23,057	NM
Interest expense, net(2)	(21,286)	(28,390)	(8,606)	7,104	25.0	(19,784)	NM
Equity in earnings of investee	—	—	244	—	—	(244)	(100.0)
Other income, net	4,021	1,066	941	2,955	NM	125	13.3
Provision for income taxes	(14,328)	(4,887)	(823)	(9,441)	(193.2)	(4,064)	NM
Net income (loss)(3)	14,093	(7,152)	(6,242)	21,245	NM	(910)	(14.6)
Less: net income (loss) attributable to noncontrolling interest	2,092	(5,856)	(4,471)	(7,948)	(135.7)	1,385	31.0
Net income (loss) attributable to MIC(3)	12,001	(1,296)	(1,771)	13,297	NM	475	26.8
Reconciliation of net income (loss) to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income (loss)(3)	14,093	(7,152)	(6,242)
Interest expense, net(2)	21,286	28,390	8,606
Provision for income taxes	14,328	4,887	823
Depreciation and amortization	55,548	48,990	19,975
Other non-cash income, net(4)	(7,047)	(6,959)	(439)
EBITDA excluding non-cash items	98,208	68,156	22,723	30,052	44.1	45,433	199.9
EBITDA excluding non-cash items	98,208	68,156	22,723
Interest expense, net(2)	(21,286)	(28,390)	(8,606)
Adjustments to derivative instruments recorded in interest expense(2)	(4,762)	819	(5,321)
Amortization of debt financing costs(2)	1,489	686	518
Interest rate swap breakage fees	—	(19,171)	—
Equipment lease receivable, net	—	—	2,805
Provision for income taxes, net of changes in deferred taxes	(6)	(4)	(903)
Changes in working capital	(1,129)	(2,331)	33,440
Cash provided by operating activities	72,514	19,765	44,656
Changes in working capital	1,129	2,331	(33,440)
Maintenance capital expenditures	(1,012)	(107)	(736)
Free cash flow	72,631	21,989	10,480	50,642	NM	11,509	109.8

Results of Operations: Contracted Power — (continued)

NM — Not meaningful

(1)	Includes depreciation expense of $4.4 million for the year ended December 31, 2014 related to the district energy business, which was sold in August 2014.
(2)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.
(3)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.
(4)	Other non-cash income, net, primarily includes amortization of tolling liabilities. For the year ended December 31, 2014, other non-cash income, net, also includes non-cash loss from customer contract terminations related to the district energy business, which was sold in August 2014. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items, Free Cash Flow and Proportionately Combined Metrics” above for a further discussion.

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

Key Factors Affecting Operating Results for the Year:

•	an increase in revenue from improved solar and wind output and full-year contribution from BEC; and
•	a decrease in selling, general and administrative expenses; partially offset by
•	an increase in cost of product sales.

Revenue

Total revenue increased for the year ended December 31, 2016 compared with the year ended December 31, 2015 as a result of improved output from solar and wind facilities as well as full-year contribution from BEC, which was acquired on April 1, 2015. During the year ended December 31, 2016, solar resources were approximately 99% of long-term historical average. For the year ended December 31, 2016, the wind resource was approximately 94% of long-term historical average.

At BEC, revenue for the year ended December 31, 2016 was higher than for the year ended December 31, 2015 as a result of an additional quarter of ownership. Lower capacity prices in the year ended December 31, 2016 compared with the year ended December 31, 2015 were largely offset by higher utilization in the year ended December 31, 2016. Higher utilization was driven by higher than expected summer temperatures, which resulted in an average capacity factor of approximately 26% for the year ended December 31, 2016 compared with approximately 24% for the year ended December 31, 2015. We expect capacity prices through April 2017, which impacts only the 37.5% untolled portion of BEC’s revenue, to be lower than in the prior comparable period due to the regional system operator’s updated capacity requirements. The remaining 62.5% of BEC’s revenue is generated pursuant to a fixed price tolling agreement with a creditworthy off-taker.

Cost of Product Sales

Cost of product sales increased for the year ended December 31, 2016 compared with the year ended December 31, 2015 primarily due to the full year contribution from BEC.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are comprised primarily of transaction-related fees, legal and other professional fees and management and incentive costs. The decrease in selling, general and administrative expenses for the year ended December 31, 2016 compared with the year ended December 31, 2015 was primarily due to absence of transaction costs related to the BEC acquisition, partially offset by incremental costs incurred from BEC related to the first quarter of 2016.

Depreciation and Amortization

Depreciation and amortization expense increased for the year ended December 31, 2016 compared with the year ended December 31, 2015 primarily related to incremental depreciation and amortization associated with BEC for the first quarter of 2016.

Results of Operations: Contracted Power — (continued)

Other Income, net

Other income, net, increased for the year ended December 31, 2016 compared with the year ended December 31, 2015 primarily due to escrow proceeds received related to our acquisition of BEC.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $2.5 million and $8.6 million for the years ended December 31, 2016 and 2015, respectively. Excluding the derivative adjustments, interest expense decreased for the year ended December 31, 2016 compared with the year ended December 31, 2015 primarily due to lower interest rates, principally on the BEC debt facilities, and lower average debt balances on all facilities. Cash interest expense was $24.6 million and $26.9 million for the years ended December 31, 2016 and 2015, respectively.

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

Income Taxes

Our solar and wind facilities are held in LLCs that are treated as partnerships for tax purposes. As such, these entities do not pay federal or state income taxes on a standalone basis, but each partner pays federal and state income taxes based on their allocated share of taxable income. For the year ended December 31, 2016, our allocated share of the federal taxable income from these facilities was a loss of approximately $23.0 million. For the year ended December 31, 2015, MIC’s allocated share of the taxable income from the solar and wind facilities was a loss of $49.6 million.

On April 1, 2015, we acquired 100% of BEC. The federal taxable income generated by BEC is reported as part of our consolidated federal income tax return and is subject to New York state income tax on a stand-alone basis. For the year ended December 31, 2016, the business did not have a federal or a state income tax liability. Future current federal taxable income attributable to BEC may be offset in consolidation with the application of NOLs at the MIC holding company level.

Maintenance Capital Expenditures

For the year ended December 31, 2016, CP incurred maintenance capital expenditures of $1.0 million and $673,000 on an accrual basis and cash basis, respectively. Maintenance capital expenditures were primarily to fund system upgrades.

Other Matters

CP relies on a small number of suppliers to provide long term operations and maintenance (O&M) and other services for its facilities. One of those O&M providers, SunEdison, Inc. (SunEdison), filed for bankruptcy in April 2016. SunEdison has continued to perform its obligations as an O&M provider, and we expect it to continue to do so. CP has implemented contingency plans to mitigate any potential operational issues that might arise as a result of the inability of SunEdison to provide agreed upon services.

Results of Operations: Contracted Power — (continued)

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

Revenue

Total revenue increased during the year ended December 31, 2015 compared with the year ended December 31, 2014 due to the acquisition of BEC on April 1, 2015 and the acquisitions of the wind facilities during the second half of 2014, partially offset by the sale of the district energy business on August 21, 2014. Below average solar and wind resources had an adverse impact on our renewable facilities during the year ended December 31, 2015 compared with the year ended December 31, 2014, with solar resource approximately 94% of long term average and wind resource approximately 89% of long term average. Although the fourth quarter is typically a softer quarter for peak power demand, relatively mild weather in the Northeast saw the uncontracted portion of the power generating capacity of BEC dispatched less frequently than expected.

Cost of Product Sales and Services

Cost of services decreased for the year ended December 31, 2015 compared with the year ended December 31, 2014 primarily due to the sale of the district energy business partially offset by an increase in cost of product sales from the contribution from the BEC acquisition.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses during the year ended December 31, 2015 compared with the year ended December 31, 2014 was driven by incremental selling, general and administrative expenses associated with BEC and the wind facilities, partially offset by the sale of the district energy business on August 21, 2014.

Depreciation and Amortization

Depreciation and amortization expense increased during the year ended December 31, 2015 compared with the year ended December 31, 2014 primarily as a result of depreciation and amortization associated with BEC and the wind facilities.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $8.6 million and $199,000 during the years ended December 31, 2015 and 2014, respectively. Excluding the derivative adjustments, interest expense increased during the year ended December 31, 2015 compared with the year ended December 31, 2014 due to the additional debt at BEC and at one of the 2014 wind facilities, partially offset by the absence of the debt balance at the district energy business. Cash interest expense was $26.9 million and $13.4 million for the years ended December 31, 2015 and 2014, respectively.

Income Taxes

For the years ended December 31, 2015 and 2014, MIC’s allocated share of the taxable income from the solar and wind facilities was a loss of $49.6 million and $6.4 million, respectively.

Prior to the sale of the district energy business in August 2014, the district energy business filed a separate federal and state income tax return. During the year ended December 31, 2014, for tax purposes, a gain of $33.4 million was recognized, yielding a federal capital gain of $11.7 million, which was fully offset with the application of MIC’s NOLs.

Maintenance Capital Expenditures

CP incurred maintenance capital expenditures of $107,000 both on an accrual basis and cash basis for the year ended December 31, 2015. For the year ended December 31, 2014, the district energy business incurred all of the maintenance capital expenditures. The district energy business was sold on August 21, 2014.

Results of Operations: MIC Hawaii

The Hawaii economy is estimated to have grown at a rate of approximately 2.0% during the year ended December 31, 2016 with an unemployment rate 1.4% lower than the national average. Key tourism measures all grew during the year ended December 31, 2016, including visitor arrivals, days and spending. Other key industries, including construction, recorded growth as well. These trends are projected to continue in 2017. MIC Hawaii continues to see opportunities to deploy growth capital in support of Hawaii’s clean energy objectives.

MIC Hawaii comprises Hawaii Gas and several smaller businesses collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy in Hawaii. The businesses of MIC Hawaii generate revenue primarily from the provision of gas services to commercial, residential and governmental customers, the generation of power and the design and construction of building mechanical systems.

Hawaii Gas generates a significant portion of its revenue from sales of gas. Accordingly, revenue can fluctuate significantly based in part on the cost of the commodity and may not reflect the business’ ability to effectively manage volume and price. For example, an increase in revenue may be wholly or partially attributable to an increase in the cost of the commodity and not an increase in the volume sold or price per therm. Conversely, a decline in revenue may be wholly or partially attributable to a decrease in the cost of the commodity and not a deterioration in volume sold or price per therm. Gross margin, which we define as revenue less cost of product sales and services, excluding depreciation and amortization is the effective “top line” for Hawaii Gas as it is reflective of the business’ ability to drive growth in the volume of products and services and the margins earned on those sales over time. We similarly believe that investors utilize gross margin as it is reflective of our performance in managing volume and price throughout the commodity cycle. Gross margin is reconciled to operating income — the most comparable GAAP measure — by subtracting selling, general and administrative expenses and depreciation and amortization in the table below.

Results of Operations: MIC Hawaii — (continued)

	Year Ended December 31,			Change (From 2015 to 2016) Favorable/ (Unfavorable)		Change (From 2014 to 2015) Favorable/ (Unfavorable)
	2016	2015	2014
	$	$	$	$	%	$	%
	($ In Thousands) (Unaudited)
Product revenues	213,159	226,952	264,621	(13,793)	(6.1)	(37,669)	(14.2)
Service revenues	20,762	—	—	20,762	NM	—	—
Total revenues	233,921	226,952	264,621	6,969	3.1	(37,669)	(14.2)
Cost of product sales (exclusive of depreciation and amortization of intangibles shown separately below)	119,429	150,053	189,012	30,624	20.4	38,959	20.6
Cost of services (exclusive of depreciation and amortization of intangibles shown separately below)	16,335	—	—	(16,335)	NM	—	—
Cost of revenue — total	135,764	150,053	189,012	14,289	9.5	38,959	20.6
Gross margin	98,157	76,899	75,609	21,258	27.6	1,290	1.7
Selling, general and administrative expenses	24,276	21,475	22,491	(2,801)	(13.0)	1,016	4.5
Depreciation and amortization	11,325	9,335	9,192	(1,990)	(21.3)	(143)	(1.6)
Operating income	62,556	46,089	43,926	16,467	35.7	2,163	4.9
Interest expense, net(1)	(5,559)	(7,279)	(7,091)	1,720	23.6	(188)	(2.7)
Other expense, net	(812)	(556)	(2,871)	(256)	(46.0)	2,315	80.6
Provision for income taxes	(20,441)	(14,261)	(12,635)	(6,180)	(43.3)	(1,626)	(12.9)
Net income(2)	35,744	23,993	21,329	11,751	49.0	2,664	12.5
Less: net loss attributable to noncontrolling interests	(3,663)	—	—	3,663	NM	—	—
Net income attributable to MIC(2)	39,407	23,993	21,329	15,414	64.2	2,664	12.5
Reconciliation of net income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income(2)	35,744	23,993	21,329
Interest expense, net(1)	5,559	7,279	7,091
Provision for income taxes	20,441	14,261	12,635
Depreciation and amortization	11,325	9,335	9,192
Pension expense(3)	1,272	1,125	624
Other non-cash (income) expense, net(4)	(11,539)	4,090	6,085
EBITDA excluding non-cash items	62,802	60,083	56,956	2,719	4.5	3,127	5.5
EBITDA excluding non-cash items	62,802	60,083	56,956
Interest expense, net(1)	(5,559)	(7,279)	(7,091)
Adjustments to derivative instruments recorded in interest expense(1)	(2,088)	(15)	5
Amortization of debt financing costs(1)	948	483	480
Provision for income taxes, net of changes in deferred taxes	(8,353)	184	(659)
Pension contribution	(3,500)	—	(6,960)
Changes in working capital	9,342	(1,570)	(1,100)
Cash provided by operating activities	53,592	51,886	41,631
Changes in working capital	(9,342)	1,570	1,100
Maintenance capital expenditures	(7,939)	(9,338)	(6,829)
Free cash flow	36,311	44,118	35,902	(7,807)	(17.7)	8,216	22.9

NM — Not meaningful

(1)	Interest expense, net, includes adjustments to derivative instruments related to interest rate swaps and non-cash amortization of deferred financing fees. For the year ended December 31, 2016, interest expense also included a non-cash write-off of deferred financing fees related to the February 2016 refinancing at Hawaii Gas.

Results of Operations: MIC Hawaii — (continued)

(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.
(3)	Pension expense primarily consists of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses. Any cash contributions to pension plans are not included in pension expense, but rather reflected as a reduction to Free Cash Flow, as noted in the table above.
(4)	Other non-cash (income) expense, net, primarily includes non-cash adjustments related to unrealized gains (losses) on commodity hedges and asset retirement obligations. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items, Free Cash Flow and Proportionately Combined Metrics” above for a further discussion.

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

Key Factors Affecting Operating Results for the Year:

•	an increase in gross margin primarily due to:
•	unrealized gains on commodity hedges;
•	contribution from acquisitions; and
•	an increase in the volume of gas sold; partially offset by
•	a decrease in margin per therm; and
•	an increase in selling, general and administrative costs.

Revenue and Gross Margin

The increase in revenue and gross margin includes contribution from acquisitions during the year ended December 31, 2016. The volume of gas sold by Hawaii Gas increased by 3.6% for the year ended December 31, 2016 compared with 2.4% for the year ended December 31, 2015. On an underlying basis, adjusting for changes in customer inventory, the volume of gas sold increased by 4.2% for the year ended December 31, 2016 compared with 2.0% for the year ended December 31, 2015.

Gross margin, excluding the impact of unrealized gains and losses on commodity hedges, increased for the year ended December 31, 2016 compared with the year ended December 31, 2015 primarily due to acquisitions and an increase in the volume of gas sold, partially offset by lower margin per therm. The business defines margin per therm as product revenue less the cost of product sales excluding production, transmission and distribution costs as a percentage of volume of gas sold.

Selling, General and Administrative Expenses

Selling, general and administrative expense increased for the year ended December 31, 2016 compared with the year ended December 31, 2015 primarily due to transactional and operating costs from new acquisitions, partially offset by lower sales and promotion, vehicle and legal costs.

Operating Income

Operating income increased for the year ended December 31, 2016 compared with the year ended December 31, 2015 due to the increase in gross margin, partially offset by the increase in selling, general and administrative expenses and depreciation and amortization expense.

Results of Operations: MIC Hawaii — (continued)

Interest Expense, Net

Interest expense includes gains on derivative instruments of $1.8 million for the year ended December 31, 2016 compared with losses on derivative instruments of $351,000 for the year ended December 31, 2015. For the year ended December 31, 2016, interest expense also included the non-cash write-off of deferred financing costs at Hawaii Gas related to the refinancing of its $80.0 million term loan and its $60.0 million revolving credit facility. Excluding the derivative adjustments and the write-off of the deferred financing costs, interest expense decreased for the year ended December 31, 2016 compared with the year ended December 31, 2015 primarily attributable to the refinancing of Hawaii Gas’ $80.0 million term loan and $60.0 million revolving credit facility at rates that are lower by 0.50% and 0.25%, respectively. The decrease was partially offset by the increase in debt assumed from the acquisitions and financing of the solar facilities during the year ended December 31, 2016. Cash interest expense was $6.7 million and $6.8 million for the years ended December 31, 2016 and 2015, respectively.

Income Taxes

The federal taxable income generated by the MIC Hawaii businesses is reported as part of our consolidated federal income tax return and is subject to Hawaii state income tax on a stand-alone basis. The tax expense in the table above includes both state tax and the portion of the consolidated federal tax liability attributable to the businesses. The “Provision for income taxes, net of changes in deferred taxes” of $8.4 million for the year ended December 31, 2016 in the above table, includes $7.1 million of federal income tax expense and $1.3 million of state income tax expense. The “Provision for income taxes, net of changes in deferred taxes” of $184,000 for the year ended December 31, 2015 relates to $10,000 of federal income tax benefit and $174,000 of state income tax benefit. Any current federal income tax payable is expected to be offset in consolidation with the application of NOLs at the MIC holding company level.

Maintenance Capital Expenditures

For the year ended December 31, 2016, MIC Hawaii incurred maintenance capital expenditures of $7.9 million and $8.4 million on an accrual basis and cash basis, respectively, compared with $9.3 million and $7.3 million on an accrual basis and cash basis, respectively, for the year ended December 31, 2015. Maintenance capital expenditures for the periods presented were primarily for transmission line modifications (net of customer reimbursements) and vehicle replacements.

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

Gross Margin

Excluding the impact of unrealized gains and losses on commodity hedges, gross margin for the year ended December 31, 2015 increased $3.1 million over prior year driven by increases in volume and margin per therm. Volume of gas sold increased by 2.4% during the year ended December 31, 2015 compared with the year ended December 31, 2014. On an underlying basis, adjusting for changes in customer inventory primarily related to the timing of foreign shipments, volume of gas sold increased by 2.0% during the year ended December 31, 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased during the year ended December 31, 2015 compared with the year ended December 31, 2014 as a result of lower promotional costs offset by legal costs associated with proceedings related to the proposed merger involving Hawaii’s largest electric utility.

Operating Income

Operating income increased for the year ended December 31, 2015 compared with the year ended December 31, 2014 due to the increase in gross margin and decrease in selling, general and administrative expenses, partially offset by the slight increase in depreciation and amortization expense.

Results of Operations: MIC Hawaii — (continued)

Interest Expense, Net

Interest expense includes losses on derivative instruments of $351,000 and $400,000 for the years ended December 31, 2015 and 2014, respectively. Excluding the derivative adjustments, interest expense increased during the year ended December 31, 2015 compared with the year ended December 31, 2014. Cash interest expense was $6.8 million and $6.6 million for the years ended December 31, 2015 and 2014, respectively.

Income Taxes

The “Provision for income taxes, net of changes in deferred taxes” of $184,000 for the year ended December 31, 2015 in the above table relates to $10,000 of federal income tax benefit and $174,000 of state income tax benefit. The “Provision for income taxes, net of changes in deferred taxes” of $659,000 for the year ended December 31, 2014 includes $782,000 of federal income tax expense and $123,000 state income tax benefit.

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

Results of Operations: Corporate and Other

The financial results below reflect Corporate and Other’s performance during the periods below.

	Year Ended December 31,			Change (From 2015 to 2016) Favorable/ (Unfavorable)		Change (From 2014 to 2015) Favorable/ (Unfavorable)
	2016	2015	2014
	$	$	$	$	%	$	%
	($ In Thousands) (Unaudited)
Fees to Manager-related party(1)	68,486	354,959	168,182	286,473	80.7	(186,777)	(111.1)
Selling, general and administrative expenses	13,056	11,575	15,526	(1,481)	(12.8)	3,951	25.4
Operating loss	(81,542)	(366,534)	(183,708)	284,992	77.8	(182,826)	(99.5)
Interest expense, net(2)	(17,243)	(14,242)	(5,905)	(3,001)	(21.1)	(8,337)	(141.2)
Gain from acquisition/divestiture of businesses(3)	—	—	1,027,054	—	—	(1,027,054)	(100.0)
Other income	—	687	—	(687)	(100.0)	687	NM
Benefit for income taxes	61,137	151,910	88,696	(90,773)	(59.8)	63,214	71.3
Net (loss) income(4)	(37,648)	(228,179)	926,137	190,531	83.5	(1,154,316)	(124.6)
Less: net income attributable to noncontrolling interests	—	—	1,428	—	—	1,428	100.0
Net (loss) income attributable to MIC(4)	(37,648)	(228,179)	924,709	190,531	83.5	(1,152,888)	(124.7)
Reconciliation of net (loss) income to EBITDA excluding non-cash items and a reconciliation of cash used in operating activities to Free Cash Flow:
Net (loss) income(4)	(37,648)	(228,179)	926,137
Interest expense, net(2)	17,243	14,242	5,905
Benefit for income taxes	(61,137)	(151,910)	(88,696)
Fees to Manager-related party(1)	68,486	354,959	168,182
Gain from acquisition/divestiture of businesses(3)	—	—	(1,027,181)
Other non-cash expense	681	750	750
EBITDA excluding non-cash items	(12,375)	(10,138)	(14,903)	(2,237)	(22.1)	4,765	32.0
EBITDA excluding non-cash items	(12,375)	(10,138)	(14,903)
Interest expense, net(2)	(17,243)	(14,242)	(5,905)
Convertible senior notes interest(5)	1,969	—	—
Amortization of debt financing costs(2)	2,755	2,341	1,013
Amortization of debt discount(2)	1,007	—	—
Benefit for income taxes, net of changes in deferred taxes(6)	8,624	6,959	760
Changes in working capital(1)	(5,772)	(68,264)	(60,531)
Cash used in operating activities	(21,035)	(83,344)	(79,566)
Changes in working capital(1)	5,772	68,264	60,531
Free cash flow	(15,263)	(15,080)	(19,035)	(183)	(1.2)	3,955	20.8

NM — Not meaningful

(1)	Fees to Manager-related party includes base management fees and performance fees, if any. In July 2015, our Board requested, and our Manager agreed, that $67.8 million of the performance fee for the quarter ended June 30, 2015 be settled in cash in July 2015 to minimize dilution. The remaining $67.8 million obligation was settled and reinvested in shares by our Manager on August 1, 2016. In October 2014, our Board requested, and our Manager agreed, that $65.0 million of the performance fee for the quarter ended September 30, 2014 be settled in cash using the proceeds from the sale of the district energy business to minimize dilution. The remainder of the fee of $51.6 million was reinvested in additional shares of MIC.
(2)	Interest expense, net, includes non-cash amortization of deferred financing fees and amortization of debt discount related to the October 2016 convertible senior notes.
(3)	Represents the gain from the remeasuring to fair value of our previous 50% ownership of IMTT and the gain recognized on the sale of the district energy business. See “Results of Operations — Consolidated” for further discussions.

Results of Operations: Corporate and Other — (continued)

(4)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.
(5)	Represents the cash interest expense reclassed to Atlantic Aviation related to the October 2016 convertible senior notes of which proceeds were used to pay down a portion of Atlantic Aviation’s credit facility.
(6)	Includes $6.9 million of tax refund received in the fourth quarter of 2015 relating to the election of bonus depreciation for 2014.

Liquidity and Capital Resources

General

Our primary cash requirements include normal operating expenses, debt service, debt principal payments, payments of dividends and capital expenditures. Our primary source of cash is operating activities, although we may draw on credit facilities for capital expenditures, access the capital markets or sell assets to generate cash.

At December 31, 2016, our consolidated debt outstanding totaled $3,148.7 million (excluding adjustments for unamortized debt discounts), our consolidated cash balance totaled $44.8 million and consolidated total available capacity under our revolving credit facilities totaled $1,385.0 million.

On October 7, 2016, Atlantic Aviation completed the refinancing of its existing $595.9 million term loan and $70.0 million revolving credit facility. Atlantic Aviation entered into a new five-year first lien senior secured $400.0 million term loan facility and a new five year first lien senior secured $350.0 million revolving credit facility (the New AA Credit Agreement). The $400.0 million term loan facility and the $350.0 million revolving credit facility bear interest at a variable rate of LIBOR plus an applicable margin between 1.50% and 2.25%. The term loan includes amortization of 2.5% of the initial principal balance for the first year, 5% per annum for the next two years and subsequently, 7.5% per annum until maturity.

Proceeds from the new Atlantic Aviation term loan facility, together with $200.0 million drawn on the revolving credit facility, were used primarily to fully repay the outstanding balance on the existing term loan facility. Subsequently, $175.0 million of the outstanding balance on the revolving credit facility was repaid and the balance at December 31, 2016 was $48.0 million, with $302.0 million of undrawn capacity. Concurrent with entering into these new facilities, the business paid $17.8 million of interest rate swap breakage fees associated with the termination of out-of-the-money interest rate swap contracts related to the prior debt facilities. On October 21, 2016, the business entered into $400.0 million of interest rate caps with a strike price of 1.0% to hedge the one month LIBOR floating rate interest exposure on the new Atlantic Aviation term loan facility. The business paid $8.6 million in upfront premiums to enter into the caps.

On October 13, 2016, MIC completed an underwritten public offering of $350.0 million aggregate principal amount of 2.0% convertible senior notes due 2023. On October 28, 2016, the underwriters exercised in full, their option to issue an additional $52.5 million in convertible senior notes. The net proceeds of $392.4 million were used in part to repay a portion of the drawn balance under the revolving credit facility under the New AA Credit Agreement, to fully repay the outstanding balance on both the MIC senior secured and IMTT revolving credit facilities and for general corporate purposes.

Liquidity and Capital Resources — (continued)

The following table shows MIC’s proportionate debt obligations at February 21, 2017 ($ in thousands):

Business	Debt	Weighted Average Remaining Life (in years)	Balance Outstanding(1)	Weighted Average Rate(2)
MIC Corporate
	Convertible Senior Notes	4.7	$752,471	2.41%
IMTT
	Senior Notes	9.2	600,000	3.97%
	Tax-Exempt Bonds	5.3	508,975	2.70%
	Revolving Facility	3.3	24,000	2.28%
Atlantic Aviation(3)
	Term Loan	4.6	400,000	2.78%
	Revolving Facility	4.6	30,000	2.78%
CP
	Renewables – Project Finance	15.2	275,620	4.79%
	BEC – Term Loan	5.5	261,000	3.91%
MIC Hawaii(4)
	Term Loan	4.9	97,395	2.85%
	Senior Notes	5.5	100,000	4.22%
Total		6.7	$3,049,461	3.23%

(1)	Proportionate to MIC’s ownership interest.
(2)	Reflects annualized interest rate on all facilities including interest rate hedges.
(3)	Excludes $1.7 million of stand-alone debt facility used to fund construction of a certain FBO.
(4)	Excludes $3.2 million of equipment loans at MIC Hawaii business.

The following table profiles each revolving credit facility at our businesses and at MIC Corporate as of February 21, 2017 ($ in thousands):

Business	Debt	Weighted Average Remaining Life (in years)	Undrawn Amount	Interest Rate(1)
MIC Corporate	Revolving Facility	2.4	$410,000	LIBOR + 1.750%
IMTT	USD Revolving Facility	3.3	526,000	LIBOR + 1.500%
	CAD Revolving Facility	3.3	50,000	Bankers’ Acceptance Rate + 1.500%
Atlantic Aviation	Revolving Facility	4.6	320,000	LIBOR + 2.000%
CP – BEC	Revolving Facility	5.5	25,000	LIBOR + 2.125%
CP – Renewables	Revolving Facility	2.8	19,980	LIBOR + 2.000%
MIC Hawaii	Revolving Facility	4.0	60,000	LIBOR + 1.250%
Total		3.4	$1,410,980

(1)	Excludes commitment fees.

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

Liquidity and Capital Resources — (continued)

•	we will be able to refinance, extend and/or repay the principal amount of maturing long-term debt on terms that can be supported by our businesses.

We capitalize our businesses in part using floating rate bank debt with medium-term maturities between five and seven years. In general, we hedge the floating rate exposure for the majority of the term of these facilities using interest rate derivative instruments. We also use longer dated private placement debt and other forms of capital including bond or hybrid debt instruments to capitalize our businesses. In general, the debt facilities at our businesses are non-recourse to the holding company and there are no cross-collateralization or cross-guarantee provisions in these facilities.

Our solar and wind facilities are primarily financed with fully amortizing non-recourse project finance style debt with maturities prior to or coterminous with the expiration of the underlying PPAs. On a multiple of EBITDA basis, we use a higher initial level of leverage in these projects than our other business segments because of the long-term, wholly contracted nature of the revenue stream and the creditworthiness of the PPA counterparties.

COMMITMENTS AND CONTINGENCIES

The following table summarizes our future obligations, by period due, as of December 31, 2016, under our various contractual obligations and commitments. We had no other off-balance sheet arrangement at that date or currently.

	Payments Due by Period
	Total	Less than One Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	($ In Thousands)
Long-term debt(1)	$3,148,743	$40,016	$453,243	$575,972	$2,079,512
Interest obligations(2)	700,642	108,431	206,975	176,024	209,212
Operating lease obligations(3)	695,802	47,460	88,637	81,618	478,087
Pension and post-retirement benefit obligations(4)	123,512	11,552	21,188	24,565	66,207
Purchase commitments	123,834	105,070	18,764	—	—
Service commitments	87,297	11,515	16,024	9,330	50,428
Other	28,248	6,680	11,138	10,181	249
Total contractual cash obligations(5)	$4,908,078	$330,724	$815,969	$877,690	$2,883,695

(1)	The long-term debt represents the consolidated principal obligations to various lenders. The primary debt facilities are subject to certain covenants, the violation of which could result in acceleration of the maturity dates. For a description of the material terms and debt covenants of MIC and its businesses, see Note 7, “Long-Term Debt”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K.
(2)	The variable rate portion on the interest obligation on long-term debt was calculated using three months LIBOR forward spot rate at December 31, 2016.
(3)	This represents the minimum annual rentals required to be paid under non-cancellable operating leases with terms in excess of one year.
(4)	The pension and post-retirement benefit obligation is forecasted payments, by actuaries, for the next ten years.
(5)	The above table does not reflect certain long-term obligations, such as deferred taxes, for which we are unable to estimate the period in which the obligation will be incurred.

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

Liquidity and Capital Resources — (continued)

We also have other contingencies, including pending or threatened legal and administrative proceedings that are not reflected above as amounts at this time are not ascertainable. See “Legal Proceedings” in Part I, Item 3.

Our sources of cash to meet these obligations are:

•	cash generated from our operations (see “Operating Activities” below);
•	the issuance of shares or debt securities (see “Financing Activities” below);
•	refinancing of our current credit facilities on or before maturity (see “Financing Activities” below);
•	cash available from our undrawn credit facilities (see “Financing Activities” below); and
•	if advantageous, the sale of all or part of any of our businesses (see “Investing Activities” below).

ANALYSIS OF CONSOLIDATED HISTORICAL CASH FLOWS

The following section discusses our sources and uses of cash on a consolidated basis. All intercompany activities such as corporate allocations, capital contributions to our businesses and distributions from our businesses have been excluded from the tables as these transactions are eliminated on consolidation.

	Year Ended December 31,			Change (From 2015 to 2016) Favorable/ (Unfavorable)		Change (From 2014 to 2015) Favorable/ (Unfavorable)
	2016	2015	2014
($ In Thousands)	$	$	$	$	%	$	%
Cash provided by operating activities	560,320	381,156	251,615	179,164	47.0	129,541	51.5
Cash used in investing activities	(376,845)	(448,816)	(1,068,806)	71,971	16.0	619,990	58.0
Cash (used in) provided by financing activities	(161,313)	42,896	632,422	(204,209)	NM	(589,526)	(93.2)

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

The increase in consolidated cash provided by operating activities for the year ended December 31, 2016 compared with the year ended December 31, 2015 was primarily due to an increase in EBITDA excluding non-cash items, an absence of a portion of a performance fee settled in cash, and a decrease in interest rate swap breakage fees paid. The increase in consolidated cash provided by operating activities was partially offset by an increase in current state taxes.

The increase in consolidated cash provided by operating activities for the year ended December 31, 2015 compared with the year ended December 31, 2014 was primarily due to the full year contribution following the consolidation of IMTT’s results in mid-2014, an increase in EBITDA excluding non-cash items and the absence of a pension contribution. The increase in consolidated cash provided by operating activities was partially offset by interest rate swap breakage fees paid and an increase in cash interest expense.

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

Liquidity and Capital Resources — (continued)

We believe our operating activities overall provide a source of sustainable and stable cash flows over the long-term with the opportunity for future growth as a result of:

•	consistent customer demand driven by the basic nature of the services provided;
•	our strong competitive position due to factors including:
•	high initial development and construction costs;
•	difficulty in obtaining suitable land on which to operate (for example, airports, waterfront near ports);
•	long-term concessions, leases or customer contracts;
•	required government approvals, which may be difficult or time-consuming to obtain;
•	lack of immediate cost-effective alternatives for the services provided; and
•	product/service pricing that we expect will keep pace with cost increases as a result of:
•	consistent demand;
•	limited alternatives;
•	contractual terms; and
•	regulatory rate setting.

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

The decrease in consolidated cash used in investing activities for the year ended December 31, 2016 compared with the year ended December 31, 2015 was primarily due to larger acquisitions in 2015, primarily BEC on April 1, 2015. The decrease in consolidated cash used in investing activities is partially offset by an increase in capital expenditures primarily for BEC expansion project and at Atlantic Aviation and MIC Hawaii during the year ended December 31, 2016.

The decrease in consolidated cash used in investing activities for the year ended December 31, 2015 compared with the year ended December 31, 2014 was primarily due to acquisitions related to IMTT, Galaxy FBOs and wind facilities during the year ended December 31, 2014. The decrease in consolidated cash used in investing activities is partially offset by proceeds from the sale of district energy business during the year ended December 31, 2014; the acquisition of BEC on April 1, 2015; the consolidation of IMTT’s capital expenditures and distributions to MIC that were previously accounted for using the equity method; and an increase in capital expenditures at Atlantic Aviation.

Growth Capital Expenditures

We invested $257.6 million, $132.6 million and $94.0 million of growth capital expenditures in our existing businesses during the years ended December 31, 2016, 2015 and 2014, respectively.

Liquidity and Capital Resources — (continued)

We continuously evaluate opportunities to deploy capital in both growth projects and in acquisitions of additional businesses, whether as part of our existing businesses or in new lines of business. These opportunities may be significant, such as our acquisition of the remaining 50% interest in IMTT, or they may be ordinary course bolt-on acquisitions, such as an acquisition of an FBO. In aggregate, we currently anticipate deploying approximately $350.0 million in these types of activities in 2017.

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

We are actively pursuing an expansion of BEC and have entered into certain agreements, including for the acquisition of generating sets, related to that project. As of this date, we have secured the approval of our board of directors as well as all of the regulatory approvals necessary to commence construction and have issued a “notice to proceed” to the general contractor. The construction of the additional 130 MW of power generating capacity on land adjacent to BEC is expected to require the deployment of approximately $130.0 million in growth capital, the majority of which is likely to be deployed in 2017. We are also in the process of connecting the BEC facility to a second gas pipeline that runs beneath our IMTT-Bayonne property, which we expect to complete in the first quarter of 2017. As of December 31, 2016, our backlog included approximately $300.0 million in a variety of growth projects (including BEC), of which approximately $270.0 million is expected to be deployed in 2017.

Financing Activities

The drivers of cash provided by financing activities primarily include new equity issuance and debt issuance related to acquisitions and capital expenditures. The drivers of cash used in financing activities primarily include repayment of debt principal balances on maturing debt and dividends to our stockholders.

The change in consolidated cash used in financing activities for the year ended December 31, 2016 compared with the cash provided by financing activities for the year ended December 31, 2015 was primarily due to an absence of cash proceeds from the equity offering completed in March 2015, net of offering costs paid; net borrowing on IMTT credit facilities upon refinancing its debt in May 2015, net of deferred financing costs paid; an increase in dividends paid to stockholders; and the purchase of the remaining 33.3% interest in IMTT’s Quebec marine terminal that it did not previously own in March 2016. These changes to consolidated cash used in financing activities are partially offset by proceeds from convertible debt issuance in October 2016; the net repayment of term loan at BEC, net of deferred financing costs paid in 2015; and borrowings on the Atlantic Aviation and IMTT revolving credit facility for growth capital expenditures and the MIC revolving credit facility for general corporate purposes during 2016.

The decrease in consolidated cash provided by financing activities for the year ended December 31, 2015 compared with the year ended December 31, 2014 was primarily due to a larger equity offering and a convertible senior notes offering during 2014; net repayment of term loan debt at BEC during 2015; an increase in dividends paid to stockholders during 2015; and net borrowing at Atlantic Aviation to partially fund the Galaxy Acquisitions in April 2014. These decreases in consolidated cash provided by financing activities were partially offset by an increase in net borrowing on IMTT credit facilities, primarily from the refinancing its debt in May 2015, compared with net repayment on its previous outstanding revolver balance in 2014; debt repayment at the district energy business prior to the sale of the business during 2014; and a decrease in distributions paid to noncontrolling interest during 2015.

Liquidity and Capital Resources — (continued)

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

During the year ended December 31, 2016, IMTT borrowed $108.0 million on its revolving credit facility and subsequently repaid $76.0 million primarily for general corporate purposes and to fund capital expenditures. At December 31, 2016, IMTT had $1.1 billion of debt outstanding consisting of $600.0 million of senior notes and $509.0 million of tax-exempt bonds. IMTT has access to $600.0 million of revolving credit facilities, of which $32.0 million was drawn at December 31, 2016. Excluding interest rate swap breakage fees during the year ended December 31, 2015, cash interest expense was $39.3 million, $37.9 million and $40.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, IMTT was in compliance with its financial covenants.

Atlantic Aviation

At December 31, 2016, Atlantic Aviation had total debt outstanding of $449.7 million comprising $400.0 million senior secured, first lien term loan facility and a $1.7 million stand-alone debt facility used to fund construction at a certain FBO. Atlantic Aviation also has access to a $350.0 million senior secured, first lien revolving credit facility, of which $48.0 million was drawn at December 31, 2016.

Excluding interest rate swap breakage fees during the year ended December 31, 2016, cash interest expense was $25.9 million, $28.9 million and $28.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. Cash interest expense for the year ended December 31, 2016 is inclusive of the cash interest expense related to the $402.5 million of convertible senior notes issued in October 2016, the proceeds of which were used in part to reduce the drawn balance of Atlantic Aviation’s revolving credit facility. At December 31, 2016, Atlantic Aviation was in compliance with its financial covenants.

CP

At December 31, 2016, the CP segment had $604.9 million in term loans outstanding. Excluding interest rate swap breakage fees during the year ended December 31, 2015, cash interest expense was $24.6 million, $26.9 million and $13.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

BEC

In connection with the BEC acquisition, the business assumed $509.1 million of debt facilities that were fully repaid in July 2015. As part of the repayment, BEC paid $19.2 million in interest rate swap breakage fees associated with the termination of out-of-the-money interest rate swap contracts. In August 2015, BEC entered into new debt agreements and at December 31, 2016, had $261.0 million of term debt outstanding. The interest rate on the term loan facility, including interest rate swaps, was 3.911% at December 31, 2016. The floating rate has been fixed at 1.786% for six years using interest rate swap contracts. BEC also entered into a $25.0 million revolving credit facility that bears interest at LIBOR plus 2.125%. The revolving credit facility remained undrawn at December 31, 2016. Excluding interest rate swap breakage fees during the year ended December 31, 2015, cash interest expense was $10.9 million and $12.0 million for the years ended December 31, 2016 and 2015, respectively. At December 31, 2016, BEC was in compliance with its financial covenants.

Solar and Wind Facilities

On June 3, 2015, the wind facilities located in Idaho amended its term loan facility to reduce its cost of borrowings. The margin on the floating interest rate decreased from 2.75% to 1.625% with all other terms remaining substantially unchanged.

Liquidity and Capital Resources — (continued)

At December 31, 2016, the solar and wind facilities had $343.9 million in term loan debt outstanding, including debt assumed as part of the acquisition of an 80 MW solar facility in Utah. Cash interest expense was $13.7 million, $14.9 million and $6.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, all of the solar and wind facilities were in compliance with their respective financial covenants.

District Energy Business

On August 21, 2014, we completed the sale of the district energy business. Proceeds from the sale were used to repay the outstanding debt balance. Cash interest expense was $6.8 million for the year ended December 31, 2014.

MIC Hawaii

At December 31, 2016, MIC Hawaii had total debt outstanding of $200.7 million in term loans and senior secured note borrowings and a revolving credit facility of $60.0 million that remained undrawn. Cash interest expense was $6.7 million, $6.8 million and $6.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

At December 31, 2016, Hawaii Gas had total debt outstanding of $180.0 million in term loan and senior secured note borrowings and a revolving credit facility that remained undrawn. Cash interest expense was $6.3 million, $6.8 million and $6.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, Hawaii Gas was in compliance with its financial conditions.

Other Businesses

In July 2016, the solar facilities in Hawaii entered into a ten year, $18.0 million term loan facility. At December 31, 2016, the outstanding balance on this facility was $17.5 million. The interest rate on this term loan facility floats at LIBOR plus 2.0%. This interest was fixed at 3.38% at December 31, 2016 using an interest rate swap contract through June 30, 2026.

On August 31, 2016, the Company acquired a design-build mechanical contractor business and assumed $3.4 million in fixed rate long-term debt. At December 31, 2016, the outstanding balance on this facility was $3.2 million. At December 31, 2016, these businesses were in compliance with their financial covenants.

MIC Corporate

During the year ended December 31, 2016, MIC drew down $482.0 million and repaid $498.0 million on its senior secured revolving credit facility and issued $402.5 million of 2.0% convertible senior notes due 2023, the proceeds of which were used to repay certain outstanding balances under the MIC, IMTT and Atlantic Aviation revolving credit facilities and for general corporate purposes. At December 31, 2016, senior secured revolving credit facility remained undrawn. At December 31, 2016, MIC also had $350.0 million and $402.5 million in convertible senior notes outstanding that bear interest at 2.875% and 2.00%, respectively. Cash interest expense was $11.5 million, $11.9 million and $4.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. Cash interest expense for the year ended December 31, 2016 excludes the cash interest expense related to the $402.5 million of convertible senior notes issued in October 2016, the proceeds of which were used in part to reduce the drawn balance of Atlantic Aviation’s revolving credit facility. See Atlantic Aviation above. At December 31, 2016, MIC Corporate was in compliance with its financial covenants.

Liquidity and Capital Resources — (continued)

For a description of the material terms and debt covenants of MIC and its businesses, see Note 7, “Long-Term Debt”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K.

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

If an entity concludes that it is more likely than not that the fair value of reporting unit is less than its carrying amount, it needs to perform the two-step impairment test. This requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared with its corresponding carrying value. IMTT, Atlantic Aviation, CP and the MIC Hawaii businesses are separate reporting units for purposes of this analysis. The impairment test for trademarks, which are not amortized, requires the determination of the fair value of such assets. If the fair value of the trademarks is less than their carrying value, an impairment loss is recognized in an amount equal to the difference. We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and/or intangible assets. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or material negative change in relationship with significant customers.

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

We test for goodwill and indefinite-lived intangible assets annually as of October 1st or when there is an indicator of impairment. See Note 4, “Property, Equipment, Land and Leasehold Improvements”, and Note 5, “Intangible Assets”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K for financial information and further discussions.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed and determinable and collectability is probable.

IMTT

Contracts for the use of storage capacity at the various terminals predominantly have non-cancelable terms of one to five years. These contracts generally provide for payments for providing storage capacity throughout their term based on a fixed rate per barrel of capacity leased, as adjusted annually for inflation indices. Contract revenue is recognized over the term based on the rate specified in the contract. Revenue from the rendering of ancillary services (e.g., product movement (throughput), heating, blending, etc.) is recognized as the related services are performed based on contract rates. Throughput revenues in excess of those provided by contract are not recognized until the throughput quantity specified in the contract for the applicable period is exceeded. Payments received prior to the related services being performed or as a reimbursement for specific fixed asset additions or improvements related to a customer’s contract are recorded as deferred revenue and ratably recognized as revenues over the contract term; the noncurrent portion is included in other noncurrent liabilities. Environmental response services revenues are recognized as services are rendered. Revenue from IMTT is recorded in service revenue on the consolidated statements of operations.

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

CP

BEC

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

With respect to BEC’s residual capacity, revenue is recognized as energy, capacity and ancillary services are sold into the NYISO energy market, which are based on prevailing market rates at the time such services are sold. Volumes of energy and ancillary services sold are subject to BEC’s market based dispatch from NYISO.

Solar and wind facilities

Revenue from solar and wind facilities are recognized when the electricity is provided to the utility companies. Owners of the solar and wind facilities sell substantially all of the electricity generated at a fixed price to electric utilities pursuant to long-term (typically 20 – 25 years) PPAs. Customers are billed on a monthly-cycle basis. Revenue from the solar and wind facilities are recorded in product revenue on the consolidated statements of operations.

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

MIC Hawaii

Hawaii Gas

Hawaii Gas recognizes revenue when products are delivered. Sales of gas to customers are billed on a monthly-cycle basis. Earned but unbilled revenue is accrued and included in accounts receivable and revenue based on the amount of gas that is delivered but not billed to customers from the latest meter reading or billed delivery date to the end of an accounting period. The related costs are charged to expense. Most revenue is based upon consumption; however, certain revenue is based upon a flat rate. Revenue from Hawaii Gas is recorded in product revenue on the consolidated statements of operations.

Other businesses

The other businesses within MIC Hawaii consist of a mechanical contractor focused on designing and constructing energy efficient building infrastructure together with controlling interests in renewable and distributed power facilities including two facilities on Oahu. Revenue generated by the mechanical contractor business is recorded in service revenue and revenue generated by the renewable power facilities are recorded in product revenue.

Hedging

From time to time the Company enters into interest rate derivative agreements to minimize potential variations in cash flows resulting from fluctuations in interest rates and their impact on its variable-rate debt. In addition, since the fourth quarter of 2014, Hawaii Gas entered into commodity price hedges to mitigate the impact of fluctuations in propane prices on its cash flows.

As of February 25, 2009 for Atlantic Aviation and effective April 1, 2009 for our other businesses, we elected to discontinue hedge accounting. From the dates that hedge accounting was discontinued, all movements in the fair value of the interest rate derivatives are recorded directly through earnings. As a result of the discontinuance of hedge accounting, we reclassified into earnings net derivative losses included in accumulated other comprehensive loss over the remaining life of the existing interest rate swaps. As of December 31, 2014, the other comprehensive loss related to net derivative losses was fully amortized.

Our derivative instruments are recorded on the balance sheet at fair value with changes in fair value of interest rate swap contracts recorded directly through earnings. We measure derivative instruments at fair value using the income approach, which discounts the future net cash settlements expected under the derivative contracts to a present value. See Note 8, “Derivative Instruments and Hedging Activities”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K for financial information and further discussions.

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

Prior to the IMTT Acquisition in July 2014, the Company’s consolidated income tax return did not include IMTT and the district energy business, both of which were less than 80% owned by the Company and each filed separate income tax returns. Subsequent to the Company’s acquisition of the remaining 50% interest in IMTT, IMTT became a wholly owned subsidiary and files as part of the Company’s consolidated federal income tax return. The district energy business continued to file separate income tax returns up until the date of sale on August 21, 2014.

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

Interest Rate Risk

We are exposed to interest rate risk in relation to the borrowings of our businesses. Our current policy is to enter into derivative financial instruments to fix variable-rate interest payments covering a portion of the interest rate risk associated with the borrowings of our businesses, subject to the requirements of our lenders. As of December 31, 2016, we had $3.1 billion of current and long-term debt, of which $1.4 billion was economically hedged with interest rate contracts, $1.6 billion was fixed rate debt and $88.4 million was unhedged.

Changes in interest rates impact our interest expense on both the hedged and unhedged portion of our debt. Interest expense on the unhedged portion of our debt changes by the variation in interest rates applied to the outstanding balance of the debt. This has a corresponding impact on the amount of cash interest we pay and our effective cash interest rate. Interest expense on the hedged portion of our debt changes by the variation in the fair value of the underlying interest rate contracts. This has no impact on the amount of cash interest we pay or our effective cash interest rate.

IMTT

At December 31, 2016, IMTT had $509.0 million in tax exempt bonds outstanding. The floating rate has been fully fixed at a weighted average of 2.70% using interest rate swap contracts through June 2021, approximately one year before the tax exempt bonds are subject to mandatory tender. A 10% decrease in interest rates would result in a $2.9 million decrease in the fair market value of the interest rate swaps and a corresponding 10% increase would result in a $3.7 million increase in the fair market value.

At December 31, 2016, IMTT also had $32.0 million outstanding under its revolving credit facility, which floats at LIBOR plus 1.50%. A 10% decrease in interest rate on this debt would result in a $25,000 decrease in interest expense per year and a corresponding 10% increase would result in a $25,000 increase in interest expense per year.

Atlantic Aviation

At December 31, 2016, Atlantic Aviation had $400.0 million of term loan debt and $48.0 million of revolving credit facility debt outstanding. The interest rate on the term loan and revolving credit facility debt floats at LIBOR plus 2.0% based on a leverage based interest grid. This floating rate has been partially hedged with $400.0 million of interest rate cap agreements with a strike price of 1.0% through September 2021, approximately the maturity of the debt. A 10% decrease in interest rates would result in a $3.3 million decrease in the fair market value of the interest rate caps and a corresponding 10% increase would result in a $4.2 million increase in the fair market value.

At December 31, 2016, Atlantic Aviation also had $48.0 million outstanding under its revolving credit facility, which floats at LIBOR plus 2.00%. A 10% decrease in interest rate on this debt would result in a $37,000 decrease in interest expense per year and a corresponding 10% increase would result in a $37,000 increase in interest expense per year.

CP

BEC

At December 31, 2016, BEC had $261.0 million of term loan debt outstanding. The interest rate on the term loan debt floats at LIBOR plus 2.125% at December 31, 2016. This floating rate has been fixed at 3.91% using amortizing interest rate swap contracts that are expected to equal the total principal balance outstanding on the term loan debt through August 2021, approximately one year prior to maturity. A 10% decrease in interest rates would result in a $2.0 million decrease in the fair market value of the interest rate swaps and a corresponding 10% increase would result in a $2.6 million increase in the fair market value.

Wind facilities

At December 31, 2016, one of the wind facilities had $142.2 million of term loan debt outstanding. The interest rate on this term loan facility floats at LIBOR plus 1.625% at December 31, 2016. This floating rate has been fixed at a weighted average rate of 4.759% using amortizing interest rate swap contracts that are expected to equal the total principal balance outstanding on the term loan facility through maturity in December 2027. A 10% decrease in interest rates would result in a $1.8 million decrease in the fair market value of the interest rate swaps and a corresponding 10% increase would result in a $1.6 million increase in the fair market value.

Solar facilities

In December 2016, the business acquired an 80 MW solar facility in Utah and assumed $8.5 million of floating term loan. The interest rate on this term loan facility floats at LIBOR plus 2.00% through maturity in September 2023. A 10% decrease in interest rate on this debt would result in a $6,000 decrease in interest expense per year and a corresponding 10% increase would result in a $6,000 increase in interest expense per year.

MIC Hawaii

Hawaii Gas

At December 31, 2016, Hawaii Gas had $80.0 million of term loan debt outstanding. The interest rate on this term loan facility floats at LIBOR plus 1.75% at December 31, 2016. This floating rate has been fixed at 2.74% using interest rate swap contract through February 2020, approximately one year prior to maturity. A 10% decrease in interest rates would result in a $377,000 decrease in the fair market value of the interest rate swaps and a corresponding 10% increase would result in a $603,000 increase in the fair market value.

Other businesses

At December 31, 2016, the solar facilities in Hawaii had $17.5 million of term loan debt outstanding. The interest rate on this term loan facility floats at LIBOR plus 2.0%. This floating rate has been fixed at 3.38% using an interest rate swap contract through June 2026. A 10% decrease in interest rates would result in a $244,000 decrease in the fair market value of the interest rate swaps and a corresponding 10% increase would result in a $294,000 increase in the fair market value.

Commodity Price Risk

MIC Hawaii

Hawaii Gas

The risk associated with fluctuations in the prices at Hawaii Gas pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. Hawaii Gas’ gross margin is sensitive to changes in propane supply costs and Hawaii Gas may not always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the business’ propane market price risk, Hawaii Gas has used and expects to continue to use over-the-counter commodity derivative instruments including price swaps. Hawaii Gas does not use commodity derivative instruments for speculative or trading purposes. Over-the-counter derivative commodity instruments utilized by Hawaii Gas to hedge forecasted purchases of propane are generally settled at expiration of the contract. The fair value of unsettled commodity price risk sensitive instruments at December 31, 2016, was an asset of $10.6 million. A 10% increase in the market price of propane would result in an increase in such fair value of approximately $3.4 million. A 10% decrease in the market price of propane would result in a decrease in such fair value of approximately $3.6 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MACQUARIE INFRASTRUCTURE CORPORATION

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Macquarie Infrastructure Corporation:

We have audited the accompanying consolidated balance sheets of Macquarie Infrastructure Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macquarie Infrastructure Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Macquarie Infrastructure Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2017, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas
February 21, 2017

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED BALANCE SHEETS
($ in Thousands, Except Share Data)

	As of December 31,
	2016	2015(1)
ASSETS
Current assets:
Cash and cash equivalents	$44,767	$22,394
Restricted cash	16,420	18,946
Accounts receivable, less allowance for doubtful accounts of $1,434 and $1,690, respectively	124,846	95,597
Inventories	31,461	29,489
Prepaid expenses	14,561	21,690
Fair value of derivative instruments	5,514	—
Other current assets	7,099	28,453
Total current assets	244,668	216,569
Property, equipment, land and leasehold improvements, net	4,346,536	4,116,163
Investment in unconsolidated business	8,835	8,274
Goodwill	2,024,409	2,017,211
Intangible assets, net	888,971	934,892
Fair value of derivative instruments	30,781	1,810
Other noncurrent assets	15,053	13,885
Total assets	$7,559,253	$7,308,804
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Due to Manager – related party	$6,594	$73,317
Accounts payable	69,566	56,688
Accrued expenses	83,734	78,527
Current portion of long-term debt	40,016	40,099
Fair value of derivative instruments	9,297	19,628
Other current liabilities	41,802	40,531
Total current liabilities	251,009	308,790
Long-term debt, net of current portion	3,039,966	2,746,525
Deferred income taxes	896,116	816,836
Fair value of derivative instruments	5,966	15,698
Tolling agreements – noncurrent	60,373	68,150
Other noncurrent liabilities	158,289	150,363
Total liabilities	4,411,719	4,106,362
Commitments and contingencies	—	—

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED BALANCE SHEETS – (continued)
($ in Thousands, Except Share Data)

	As of December 31,
	2016	2015(1)
Stockholders’ equity(2):
Common stock ($0.001 par value; 500,000,000 authorized; 82,047,526 shares issued and outstanding at December 31, 2016 and 80,006,744 shares issued and outstanding at December 31, 2015)	$82	$80
Additional paid in capital	2,089,407	2,317,421
Accumulated other comprehensive loss	(28,960)	(23,295)
Retained earnings	892,365	735,984
Total stockholders’ equity	2,952,894	3,030,190
Noncontrolling interests	194,640	172,252
Total equity	3,147,534	3,202,442
Total liabilities and equity	$7,559,253	$7,308,804

(1)	Conformed to current period presentation. See Note 2, “Summary of Significant Accounting Policies”, for Recently Issued Accounting Standards adopted during the year ended December 31, 2016.
(2)	See Note 9, “Stockholders’ Equity”, for discussions on preferred stock and special stock.

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
($ in Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2016	2015	2014
Revenue
Service revenue	$1,288,562	$1,288,501	$1,064,682
Product revenue	363,169	350,749	284,400
Financing and equipment lease income	—	—	1,836
Total revenues	1,651,731	1,639,250	1,350,918
Costs and expenses
Cost of services	524,423	551,029	546,609
Cost of product sales	142,731	168,954	192,881
Selling, general and administrative	303,033	304,862	265,254
Fees to Manager – related party	68,486	354,959	168,182
Depreciation	226,492	215,243	98,442
Amortization of intangibles	65,425	101,435	42,695
Total operating expenses	1,330,590	1,696,482	1,314,063
Operating income (loss)	321,141	(57,232)	36,855
Other income (expense)
Interest income	132	55	112
Interest expense(1)	(116,933)	(123,079)	(73,196)
Equity in earnings and amortization charges of investee	—	—	26,391
Gain from acquisition/divestiture of businesses(2)	—	—	1,027,054
Other income (expense), net	21,786	1,288	(2,307)
Net income (loss) before income taxes	226,126	(178,968)	1,014,909
(Provision) benefit for income taxes(3)	(71,257)	65,161	24,374
Net income (loss)	$154,869	$(113,807)	$1,039,283
Less: net loss attributable to noncontrolling interests	(1,512)	(5,270)	(2,745)
Net income (loss) attributable to MIC	$156,381	$(108,537)	$1,042,028
Basic income (loss) per share attributable to MIC	$1.93	$(1.39)	$16.54
Weighted average number of shares outstanding: basic	80,892,654	77,997,826	62,990,312
Diluted income (loss) per share attributable to MIC	$1.85	$(1.39)	$16.10
Weighted average number of shares outstanding: diluted	82,218,627	77,997,826	64,925,565
Cash dividends declared per share	$5.05	$4.46	$3.8875

(1)	Interest expense included losses on derivative instruments of $5.0 million, $28.5 million and $19.5 million for the years ended December 31, 2016, 2015 and 2014, respectively, of which net loss of $856,000 was reclassified from accumulated other comprehensive loss for the year ended
December 31, 2014.
(2)	Included the gain of $948.1 million from the acquisition of the remaining 50% interest in IMTT
(IMTT Acquisition) from the remeasuring to fair value of the Company’s previous 50% ownership interest and the gain of $78.9 million from the sale of the Company’s interest in the district energy business.
(3)	Included $340,000 of benefit for income taxes from accumulated other comprehensive loss reclassifications for the year ended December 31, 2014.

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($ in Thousands)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$154,869	$(113,807)	$1,039,283
Other comprehensive income (loss), net of taxes:
Reclassification of realized losses of derivatives into earnings(1)	—	—	636
Change in post-retirement benefit plans(2)	(2,017)	4,049	(10,816)
Translation adjustment(3)(4)	2,375	(9,671)	(4,813)
Other comprehensive income (loss)	358	(5,622)	(14,993)
Comprehensive income (loss)	$155,227	$(119,429)	$1,024,290
Less: comprehensive loss attributable to noncontrolling interests(4)	(78)	(9,147)	(4,633)
Comprehensive income (loss) attributable to MIC	$155,305	$(110,282)	$1,028,923

(1)	Reclassification of realized losses of derivatives is composed of (i) pre-tax derivative losses into interest expense of $856,000 and the related tax benefit of $340,000 in the consolidated statements of operations; and (ii) pre-tax derivative losses of $185,000 as an adjustment to investment in unconsolidated business and an adjustment to deferred taxes of $65,000, in the consolidated balance sheet for the year ended December 31, 2014. See Note 9, “Stockholders’ Equity”, for further discussions.
(2)	Change in post-retirement benefit plans is presented net of tax benefit of $1.4 million, tax expense of $2.7 million and tax benefit of $6.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. See Note 9, “Stockholders’ Equity”, for further discussions.
(3)	Translation adjustment is presented net of tax expense of $618,000 and tax benefits of $3.9 million and $2.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. See Note 9, “Stockholders’ Equity”, for further discussions.
(4)	On March 31, 2016, IMTT acquired the remaining 33.3% interest in its Quebec terminal that it did not previously own. As part of this transaction, the translation adjustment of $4.6 million, net of taxes, was reclassified from noncontrolling interests to accumulated other comprehensive loss. See Note 9, “Stockholders’ Equity”, for disclosures on accumulated other comprehensive loss.

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in Thousands, Except Share Data)

				Shares
	Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015	2014
LLC Interests(1)
Balance, beginning of year	$—	$1,942,745	$1,226,733	—	71,089,590	56,295,595
Issuance of shares, net of offering costs	—	471,627	739,452	—	6,111,253	11,504,844
Issuance of shares to Manager	—	176,256	101,345	—	2,213,666	1,546,918
Issuance of shares pursuant to IMTT acquisition	—	—	115,000	—	—	1,729,323
Issuance of shares to independent directors	—	750	750	—	12,525	12,910
Issuance of shares pursuant to conversion of convertible senior notes	—	2	—	—	23	—
Dividends to stockholders(2)	—	(162,967)	(240,535)	—	—	—
Conversion of LLC interests to common stock(1)	—	(2,428,413)	—	—	(79,427,057)	—
Balance, end of year	$—	$—	$1,942,745	—	—	71,089,590
Common Stock
Balance, beginning of year	$80	$—	$—	80,006,744	—	—
Issuance of shares, net of offering costs	—	—	—	157,649	53,798	—
Issuance of shares to Manager(3)	2	1	—	1,874,426	525,598	—
Issuance of shares to independent directors	—	—	—	8,660	—	—
Issuance of shares pursuant to conversion of convertible senior notes	—	—	—	47	291	—
Conversion of LLC interests to common stock(1)	—	79	—	—	79,427,057	—
Balance, end of year	$82	$80	$—	82,047,526	80,006,744	—
Additional Paid in Capital
Balance, beginning of year	$2,317,421	$21,447	$21,447
Issuance of shares, net of offering costs	11,751	3,822	—
Issuance of shares to Manager	135,343	42,388	—
Issuance of shares to independent directors	750	—	—
Issuance of shares pursuant to conversion of convertible senior notes	4	23	—
Dividends to common stockholders(2)	(396,093)	(178,593)	—
Purchase of noncontrolling interest	6,102	—	—
Conversion of LLC interests to common stock(1)	—	2,428,334	—
Equity component of convertible senior notes issued, net of tax(4)	14,129	—	—
Balance, end of year	$2,089,407	$2,317,421	$21,447
Accumulated Other Comprehensive Loss
Balance, beginning of year	$(23,295)	$(21,550)	$(8,445)
Other comprehensive loss	(1,076)	(1,745)	(13,105)
Purchase of noncontrolling interest(5)	(4,589)	—	—
Balance, end of year	$(28,960)	$(23,295)	$(21,550)
Retained Earnings (Accumulated Deficit)
Balance, beginning of year	$735,984	$844,521	$(197,507)
Net income (loss)	156,381	(108,537)	1,042,028
Balance, end of year	$892,365	$735,984	$844,521
Total Stockholders’ Equity	$2,952,894	$3,030,190	$2,787,163

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – (continued)
($ in Thousands, Except Share Data)

	Year Ended December 31,
	2016	2015	2014
Noncontrolling Interests
Balance, beginning of year	$172,252	$183,005	$111,040
Distributions to noncontrolling interests	(4,639)	(2,138)	(62,703)
Net adjustment to noncontrolling interest from acquisitions/disposition(5)	11,674	—	139,301
Contributions from noncontrolling interests	15,431	532	—
Net loss	(1,512)	(5,270)	(2,745)
Other comprehensive income (loss)	1,434	(3,877)	(1,888)
Balance, end of year	$194,640	$172,252	$183,005
Total Equity	$3,147,534	$3,202,442	$2,970,168

(1)	See Note 9, “Stockholders’ Equity”, for discussion on LLC interests, common stock and additional paid in capital.
(2)	See Note 9, “Stockholders’ Equity”, for discussion on cash dividends paid on shares for each period.
(3)	Excludes 100 shares of special stock issued to Manager for the years ended December 31, 2016 and 2015. See Note 9, “Stockholders’ Equity” for further discussion.
(4)	Represents the stockholders’ equity component of the $402.5 million convertible senior notes issued in October 2016 recorded net of taxes of $11.9 million. See Note 7, “Long-Term Debt”, for discussions on the October 2016 2.00% Convertible Senior Notes.
(5)	On March 31, 2016, IMTT acquired the remaining 33.3% interest in its Quebec terminal that it did not previously own. As part of this transaction, the translation adjustment of $4.6 million, net of taxes, was reclassified from noncontrolling interests to accumulated other comprehensive loss. See Note 9, “Stockholders’ Equity”, for disclosures on accumulated other comprehensive loss.

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in Thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net income (loss)	$154,869	$(113,807)	$1,039,283
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	226,492	215,243	102,816
Amortization of intangible assets	65,425	101,435	42,695
Equity in earnings and amortization charges of investee	—	—	(26,391)
Equity distributions from investee	—	—	25,330
Gain from acquisition/divestiture of businesses	—	—	(1,027,181)
Amortization of debt financing costs	21,041	9,075	5,376
Amortization of debt discount	1,007	—	—
Adjustments to derivative instruments	(54,549)	(47,208)	(567)
Fees to Manager – related party	68,486	287,139	103,182
Equipment lease receivable, net	—	—	2,805
Deferred taxes	63,947	(58,734)	(27,942)
Pension expense	8,601	7,300	4,148
Other non-cash (income) expense, net	(1,370)	(1,047)	5,411
Changes in other assets and liabilities, net of acquisitions:
Restricted cash	525	722	35,858
Accounts receivable	(8,415)	5,418	1,645
Inventories	(2,343)	(84)	4,779
Prepaid expenses and other current assets	7,794	(6,964)	5,448
Due to Manager – related party	135	(33)	(11)
Accounts payable and accrued expenses	4,686	(8,002)	(12,446)
Income taxes payable	8,251	(5,926)	288
Pension contribution	(3,500)	—	(26,960)
Other, net	(762)	(3,371)	(5,951)
Net cash provided by operating activities	560,320	381,156	251,615
Investing activities
Acquisitions of businesses and investments, net of cash acquired	(69,168)	(266,895)	(1,222,266)
Proceeds from sale of business, net of cash divested	—	—	265,295
Return of investment in unconsolidated business	—	—	12,319
Purchases of property and equipment	(314,684)	(194,148)	(123,946)
Proceeds from insurance claim	11,068	—	—
Change in restricted cash	(84)	10,559	—
Other, net	(3,977)	1,668	(208)
Net cash used in investing activities	(376,845)	(448,816)	(1,068,806)

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)
($ in Thousands)

	Year Ended December 31,
	2016	2015	2014
Financing activities
Proceeds from long-term debt	$1,311,000	$2,486,569	$412,884
Payment of long-term debt	(1,476,228)	(2,554,552)	(548,431)
Proceeds from the issuance of shares	12,623	492,433	765,052
Dividends paid to common stockholders	(396,093)	(341,560)	(240,535)
Contributions received from noncontrolling interests	15,431	532	—
Purchase of noncontrolling interest	(9,909)	—	—
Distributions paid to noncontrolling interests	(4,630)	(2,546)	(62,538)
Offering and equity raise costs paid	(1,601)	(16,984)	(25,600)
Debt financing costs paid	(17,392)	(23,816)	(15,142)
Proceeds from the issuance of convertible senior notes	402,500	—	350,000
Change in restricted cash	5,587	5,166	(999)
Payment of capital lease obligations	(2,601)	(2,346)	(2,269)
Net cash (used in) provided by financing activities	(161,313)	42,896	632,422
Effect of exchange rate changes on cash and cash equivalents	211	(856)	(590)
Net change in cash and cash equivalents	22,373	(25,620)	(185,359)
Cash and cash equivalents, beginning of period	22,394	48,014	233,373
Cash and cash equivalents, end of period	$44,767	$22,394	$48,014
Supplemental disclosures of cash flow information
Non-cash investing and financing activities:
Accrued financing costs	$3	$3	$112
Accrued purchases of property and equipment	$28,288	$23,396	$8,122
Acquisition of equipment through capital leases	$—	$398	$3,744
Issuance of shares to Manager	$135,345	$218,645	$101,345
Issuance of shares to independent directors	$750	$750	$750
Issuance of shares for acquisition of business	$—	$—	$115,000
Conversion of convertible senior notes to shares	$4	$25	$—
Conversion of LLC interests to common stock(1)	$—	$79	$—
Conversion of LLC interests to additional paid in capital(1)	$—	$2,428,334	$—
Conversion of construction loan to term loan	$—	$—	$60,360
Distributions payable to noncontrolling interests	$42	$33	$441
Taxes (refund) paid, net	$(898)	$6,654	$19,704
Interest paid	$108,737	$109,450	$69,256

(1)	See Note 9, “Stockholders’ Equity”, for discussion on LLC interests, common stock and additional paid in capital.

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Macquarie Infrastructure Corporation is the successor to Macquarie Infrastructure Company LLC (MIC LLC) pursuant to the conversion (the Conversion) of MIC LLC from a Delaware limited liability company to a Delaware corporation on May 21, 2015. MIC LLC was formed on April 13, 2004. Except as otherwise specified, all references in this Form 10-K to “MIC” or the “Company” refer (i) from and after the time of the Conversion, to Macquarie Infrastructure Corporation and its subsidiaries and (ii) prior to the Conversion, to the predecessor MIC LLC and its subsidiaries. Except as otherwise specified, all references in this Form 10-K to “common stock” or “shares” refer (i) from and after the time of the Conversion, to common stock and (ii) prior to the Conversion, LLC interests.

The Company is a party to a Management Services Agreement with Macquarie Infrastructure Management (USA) Inc. (the Manager), subject to the oversight and supervision of the Company’s Board of Directors. The Manager is a wholly-owned subsidiary within the Macquarie Group of companies, which is comprised of Macquarie Group Limited and its subsidiaries and affiliates worldwide. Macquarie Group Limited is headquartered in Australia and is listed on the Australian Stock Exchange. MIC, and MIC LLC prior to the Conversion, is treated as a corporation for tax purposes.

The Company owns its businesses through its direct wholly-owned subsidiary MIC Ohana Corporation, the successor to Macquarie Infrastructure Company Inc. pursuant to the Conversion on May 21, 2015. The Company owns and operates a diversified portfolio of businesses that provide services to other businesses, government agencies and individuals primarily in the U.S. The businesses it owns and operates are:

•	International-Matex Tank Terminals (IMTT): a bulk liquid terminals business providing bulk liquid storage, handling and other services to third parties at ten marine terminals in the United States and two in Canada;
•	Atlantic Aviation: a provider of fuel, terminal, aircraft hangaring and other services primarily to owners and operators of general aviation (GA) jet aircraft at 69 airports throughout the U.S.;
•	Contracted Power (CP): comprising a gas-fired facility and controlling interests in wind and solar facilities in the U.S.; and
•	MIC Hawaii segment: comprising an energy company that processes and distributes gas and provides related services (Hawaii Gas), and several smaller businesses collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy, all based in Hawaii.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company consolidates investments where it has a controlling financial interest. The general condition for a controlling financial interest is ownership of a majority of the voting interest and, therefore, as a general rule, ownership, directly or indirectly, of over 50% of the outstanding voting shares is a condition for consolidation. In addition, if the Company demonstrates that it has the ability to direct policies and management, this may be also indication for consolidation. For investments in variable interest entities, the Company consolidates when it is determined to be the primary beneficiary of the variable interest entity. As of December 31, 2016, the Company was the primary beneficiary in seven solar facilities and two wind facilities in the U.S. and consolidated these projects accordingly.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Investments

The Company accounts for 50% or less owned companies over which it has the ability to exercise significant influence using the equity method of accounting, otherwise the cost method is used. The Company’s share of net income or losses of equity investments is included in equity in earnings and amortization charges of investee in the consolidated statements of operations. Losses are recognized in other income (expense), net when a decline in the value of the investment is deemed to be other than temporary. In making this determination, the Company considers factors to be evaluated in determining whether a loss in value should be recognized, including the Company’s ability to hold its investment and inability of the investee to sustain an earnings capacity, which would justify the carrying amount of the investment.

Subsequent to the IMTT Acquisition on July 16, 2014, the Company does not have any investments accounted for under the equity method of accounting on its consolidated balance sheet. From January 1, 2014 through July 15, 2014, the results of IMTT were accounted for under the equity method of accounting. From July 16, 2014 through December 31, 2014 and subsequent periods, the Company has consolidated the financial results of IMTT.

Investment in unconsolidated business of $8.8 million and $8.3 million at December 31, 2016 and 2015, respectively, represent primarily a 20% ownership interest in a joint venture acquired in conjunction with the IMTT Acquisition on July 16, 2014. This investment is accounted for at cost on the consolidated balance sheet. Income from this investment is recorded in other income (expense), net, on the consolidated statements of operations.

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

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments, including commercial paper issued by a counterparty with Standard & Poor rating of A1+, with a maturity of three months or less when purchased to be cash equivalents. The Company did not have any commercial paper at December 31, 2016 and 2015.

Restricted Cash

Restricted cash on the consolidated balance sheets represents cash account agreements that require the businesses within the CP segment and the solar facilities in the MIC Hawaii segment that have long-term debt to maintain cash accounts restricted to fund operations, capital expenditures, debt service and make distributions to the Company and its partners. For these businesses, cash generated from operations is recorded in restricted cash upon receipt. Bayonne Energy Center (BEC), within the CP segment, also uses restricted cash to fund capital expenditures.

The Company recorded $16.5 million of cash pledged as collateral in the consolidated balance sheet at December 31, 2016, of which $16.4 million was recorded within current assets. At December 31, 2015, the Company recorded $19.0 million of cash pledged as collateral in the consolidated balance sheet, of which $18.9 million was recorded within current assets. The remaining amounts are included in other noncurrent assets.

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

Inventory

Inventory consists principally of fuel purchased from various third-party vendors at Atlantic Aviation and the Hawaii Gas business and materials and supplies at all of the operating businesses. Fuel inventory is stated at the lower of cost or market. Materials and supplies inventory is valued at the lower of average cost or market. Inventory sold is recorded using the first-in-first-out method at Atlantic Aviation and an average cost method at Hawaii Gas. IMTT also has inventory for sale for its spill response activity business. This is carried at lower of average cost or market. Cash flows related to the sale of inventory are classified in net cash provided by operating activities in the consolidated statements of cash flows.

The Company’s inventory balance at December 31, 2016 comprised $14.3 million of inventory held for sale and $17.2 million of materials and supplies. The Company’s inventory balance at December 31, 2015 comprised $14.3 million of inventory held for sale and $15.2 million of materials and supplies.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Property, Equipment, Land and Leasehold Improvements

Property, equipment and land are initially recorded at cost. Leasehold improvements are recorded at the initial present value of the minimum lease payments less accumulated amortization. Major renewals and improvements are capitalized while maintenance and repair expenditures are expensed when incurred. Interest expense relating to construction in progress is capitalized as an additional cost of the asset. The Company depreciates property, equipment and leasehold improvements over their estimated useful lives on a straight-line basis. Within the CP segment, depreciation expense for the district energy business was included in cost of services in the consolidated statements of operations prior to the Company’s divestiture of the business on August 21, 2014. The estimated economic useful lives range according to the table below:

Buildings	10 to 68 years
Leasehold and land improvements	5 to 40 years
Machinery and equipment	3 to 62 years
Furniture and Fixtures	3 to 15 years

Goodwill and Intangible Assets

Goodwill consists of costs in excess of the aggregate purchase price over the fair value of tangible and identifiable intangible net assets acquired in business combinations. The cost of intangible assets with determinable useful lives is amortized over their estimated useful lives ranging as follows:

Customer relationships	5 to 30 years
Contractual arrangements	5 to 57 years
Non-compete agreements	3 to 10 years
Leasehold rights	25 years
Trade names	20 years
Technology	5 years

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

Derivative Instruments

From time to time the Company enters into interest rate derivative agreements to minimize potential variations in cash flows resulting from fluctuations in interest rates and their impact on its variable-rate debt. Since the fourth quarter of 2014, the Company’s Hawaii Gas business entered into commodity price hedges to mitigate the impact of fluctuations in propane prices on its cash flows.

The Company accounts for derivatives and hedging activities in accordance with Accounting Standard Codification (ASC) 815 Derivatives and Hedging, which requires that all derivative instruments be recorded on the balance sheet at their respective fair values. All movements in the fair value of derivative contracts are recorded directly through earnings. See Note 8, “Derivative Instruments and Hedging Activities”, for further discussion.

Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and variable-rate senior debt, are carried at cost, which approximates their fair value because of either the short-term maturity, or competitive interest rates assigned to these financial instruments.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

equivalents with financial institutions and its balances may exceed federally insured limits. The Company’s accounts receivable are mainly derived from fuel and gas sales and services rendered under contract terms with commercial and private customers located primarily in the United States. At December 31, 2016 and 2015, there were no outstanding accounts receivable due from a single customer that accounted for more than 10% of the total accounts receivable. Additionally, no single customer accounted for more than 10% of the Company’s revenue during the years ended December 31, 2016, 2015 and 2014.

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

Tolling Agreements Liability

Tolling agreements represent agreements with an off-taker where BEC agrees to sell 62.5% of its capacity, energy and ancillary services for fixed monthly tolling and capacity payments and monthly variable operation and maintenance (O&M) fees. Fixed payments received under these contracts were below prevailing market rates at the date of acquisition. The difference between the present value of the fixed payments and the present value of the market rates at the date of acquisition is recorded as a liability on the consolidated balance sheet as part of purchase accounting. This liability is amortized into revenue over a weighted average life of the tolling agreements of approximately thirteen years with approximately eleven years remaining at December 31, 2016.

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

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

IMTT

Contracts for the use of storage capacity at the various terminals predominantly have non-cancelable terms of one to five years. These contracts generally provide for payments for providing storage capacity throughout their term based on a fixed rate per barrel of capacity leased, as adjusted annually for inflation indices. Contract revenue is recognized over the term based on the rate specified in the contract. Revenue from the rendering of ancillary services (e.g., product movement (throughput), heating, blending, etc.) is recognized as the related services are performed based on contract rates. Throughput revenues in excess of those provided by contract are not recognized until the throughput quantity specified in the contract for the applicable period is exceeded. Payments received prior to the related services being performed or as a reimbursement for specific fixed asset additions or improvements related to a customer’s contract are recorded as deferred revenue and ratably recognized as revenues over the contract term; the noncurrent portion is included in other noncurrent liabilities. Environmental response services revenues are recognized as services are rendered. Revenue from IMTT is recorded in service revenue on the consolidated statements of operations.

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

CP

Bayonne Energy Center (BEC)

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

Solar and wind facilities

Revenue from the solar and wind facilities are recognized when the electricity is provided to the utility companies. Owners of the solar and wind facilities sell substantially all of the electricity generated at a fixed price to electric utilities pursuant to long-term (typically 20 – 25 years) power purchase agreements (PPAs). Customers are billed on a monthly-cycle basis. Revenue from the solar and wind facilities are recorded in product revenue on the consolidated statements of operations.

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

MIC Hawaii

Hawaii Gas

Hawaii Gas recognizes revenue when products are delivered. Sales of gas to customers are billed on a monthly-cycle basis. Earned but unbilled revenue is accrued and included in accounts receivable and revenue based on the amount of gas that is delivered but not billed to customers from the latest meter reading or billed delivery date to the end of an accounting period. The related costs are charged to expense. Most revenue is based upon consumption; however, certain revenue is based upon a flat rate. Revenue from Hawaii Gas is recorded in product revenue on the consolidated statements of operations.

Other businesses

The other businesses within MIC Hawaii consist of a mechanical contractor focused on designing and constructing energy efficient building infrastructure together with controlling interests in renewable and distributed power facilities including two facilities on Oahu. Revenue generated by the mechanical contractor business is recorded in service revenue and revenue generated by the renewable facilities are recorded in product revenue. At December 31, 2016, the signed contract backlog from the mechanical contractor business totaled approximately $75.0 million and is expected to be recognized into revenue within two to three years.

Regulatory Assets and Liabilities

The regulated utility operations of the Hawaii Gas business are subject to regulations with respect to rates, service, maintenance of accounting records, and various other matters by the Hawaii Public Utilities Commission (HPUC). The established accounting policies recognize the financial effects of the rate-making and accounting practices and policies of the HPUC. Regulated utility operations are subject to the provisions of ASC 980, Regulated Operations. This guidance requires regulated entities to disclose in their financial statements the authorized recovery of costs associated with regulatory decisions. Accordingly, certain costs that otherwise would normally be charged to expense may, in certain instances, be recorded as an asset in a regulatory entity’s balance sheet. The Hawaii Gas business records regulatory assets for costs that have been deferred for which future recovery through customer rates has been approved by the HPUC. Regulatory liabilities represent amounts included in rates and collected from customers for costs expected to be incurred in the future.

ASC 980 may, at some future date, be deemed inapplicable because of changes in the regulatory and competitive environments or other factors. If the Company were to discontinue the application of this guidance, the Company would be required to write-off its regulatory assets and regulatory liabilities and would be required to adjust the carrying amount of any other assets, including property, plant and equipment, that would be deemed not recoverable related to these affected operations. The Company believes its regulated operations in the Hawaii Gas business continue to meet the criteria of ASC 980 and that the carrying value of its regulated property, plant and equipment is recoverable in accordance with established HPUC rate-making practices.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and its more than 80% owned subsidiaries file a consolidated U.S. federal income tax return, including its allocated share of the taxable income from its solar and wind facilities. The investments in solar and wind facilities within the CP and the MIC Hawaii segments are held in various LLCs, which are treated as partnerships for income tax purposes.

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

Reclassifications

Certain reclassifications were made to the financial statements for the prior periods to conform to current year presentation.

Recently Issued Accounting Standards

On January 5, 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides a restrictive framework for determining whether business transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Determining whether a Company acquires a set of assets or a business will impact the initial measurement, the accounting treatment of direct acquisition related costs, contingent considerations and the bargain purchase price. The guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 for public issuers and shall be applied prospectively. Early adoption is permitted. The Company will evaluate this ASU prospectively on asset acquisitions and business combinations when it adopts the provisions of this ASU.

On November 17, 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires companies to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. The guidance will be applied retrospectively and is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company will include appropriate disclosures related to restricted cash in accordance with the standard when it adopts the provisions of this ASU.

On February 25, 2016, FASB issued ASU No. 2016-02, Leases (Topic 842), which requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance (similar to current capital leases) or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

will require all leases with an initial term greater than one year to be recognized on the balance sheet as a right-of-use asset and a lease liability. The Company also serves as a lessor primarily through operating leases. The accounting for lessors is not expected to fundamentally change except for changes to conform and align existing guidance to the lessee guidance under ASU 2016-02, as well as to the new revenue recognition guidance in ASU 2014-09. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is allowed. The standard is to be applied using a modified retrospective approach. The Company has begun evaluating and planning for the adoption and implementation of ASU 2016-02, including assessing the overall impact. ASU 2016-02 will have a material impact on the Company’s consolidated balance sheets. The impact on the Company’s results of operations is being evaluated. The impact of this ASU is non-cash in nature and will not affect the Company’s cash position.

On November 20, 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which modifies the disclosure requirements of deferred tax assets and liabilities on an entity’s statement of financial position. Under this ASU, an entity will classify deferred tax assets and liabilities, as well as any related valuation allowances, as single noncurrent amounts provided that each tax-paying component of the entity is consistent. The guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 for public issuers. Early adoption is allowed. The Company has early adopted this ASU retrospectively and reclassified the deferred income taxes of $23.4 million from current assets to noncurrent liabilities on the consolidated balance sheet at December 31, 2015. Adoption of this standard did not impact the Company’s results of operations or cash flows.

On September 25, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments, which requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The ASU also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The standard must be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU. The Company has adopted this ASU and determined that it did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance sets forth a five-step revenue recognition model which replaces the current revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance and requires more detailed disclosures. To further assist with adoption and implementation of ASU 2014-09, the FASB issued the following ASUs:

•	ASU 2015-14 (Issued August 2015) — Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date;
•	ASU 2016-08 (Issued March 2016) — Principal versus Agent Consideration (Reporting Revenue Gross versus Net);
•	ASU 2016-10 (Issued April 2016) — Identifying Performance Obligations and Licensing;
•	ASU 2016-12 (Issued May 2016) — Narrow-Scope Improvements and Practical Expedients;
•	ASU 2016-20 (Issued December 2016) — Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

With the deferral, the new standard is effective for the Company on January 1, 2018. Early application is permitted to the original effective date of January 1, 2017.

There are two adoption methods available for implementation of the standard related to the recognition of revenue from contracts with customers. Under one method, the new guidance is applied retrospectively to contracts for each reporting period presented, subject to allowable practical expedients. Under the other method, the new guidance is applied only to the most current period presented, recognizing the cumulative effect of the change as an adjustment to the beginning balance of retained earnings, and also requires additional disclosures comparing the results to the previous guidance. The Company is currently evaluating these adoption methods, the impact that this standard will have on the Company’s financial statements, and the changes to its systems, processes and internal controls to meet the reporting and disclosure requirements.

Upon initial evaluation, the Company believes key changes in the standard that impact the Company’s revenue recognition relate to the allocation of contract revenues between various services and equipment, and the timing of when those revenues are recognized. The Company is still in the process of evaluating these impacts and other areas of the standard and its effect on the Company’s financial statements and related disclosures. The Company currently includes sales, excise and value-added taxes related to sales transactions within revenue on the consolidated statements of operations. Upon adoption of ASU 2014-09, the Company will exclude sales-based taxes collected on behalf of third parties from product revenue and include these amounts in cost of services and product sales. The result will be a reclassification on the consolidated statements of operations.

ASU 2014-09 also introduces new qualitative and quantitative disclosure requirements about contracts with customers including revenue and impairments recognized, disaggregation of revenue and information about contract balance and performance obligations. Information is required about significant judgments and changes in judgments in determining the timing of satisfaction of performance obligations. Additional disclosures are required about assets recognized from the costs to obtain or fulfill a contract. The Company is still in the process of evaluating what disclosures will be required, but expects the level of disclosures related to revenue recognition to increase.

On July 22, 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation”. The ASU will not apply to inventories that are measured by using either the last-in, first-out (LIFO) method or the retail inventory method. The guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is allowed. The Company does not expect that the adoption of ASU 2015-11 will have a significant impact to its consolidated financial statements.

On April 7, 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments. The guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The standard must be applied retrospectively to all prior periods presented. The Company has adopted this ASU retrospectively and reclassified the unamortized deferred financing costs from noncurrent assets to noncurrent liabilities as a reduction to long-term debt, net of current portion, on the consolidated balance sheets. See Note 7, “Long-Term Debt”, for the adoption of this standard. Adoption of this standard did not impact the Company’s results of operations or cash flows.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

On February 18, 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (VIE), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The ASU significantly changes how to evaluate voting rights for entities that are not similar to limited partnerships when determining whether the entity is a VIE, which may affect entities for which the decision making rights are conveyed through a contractual arrangement. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2015. The Company has adopted this ASU and determined that it did not impact the Company’s financial condition, results of operations or cash flows.

3. Income (Loss) per Share

Following is a reconciliation of the basic and diluted income (loss) per share computations ($ in thousands, except share and per share data):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net income (loss) attributable to MIC	$156,381	$(108,537)	$1,042,028
Interest expense attributable to convertible senior notes – July 2014, net of taxes(1)	—	—	3,016
Interest expense attributable to convertible senior notes – October 2016, net of taxes	(4,523)	—	—
Diluted net income (loss) attributable to MIC	$151,858	$(108,537)	$1,045,044
Denominator:
Weighted average number of shares outstanding: basic	80,892,654	77,997,826	62,990,312
Dilutive effect of restricted stock unit grants	9,589	—	12,637
Dilutive effect of fees to Manager-related party	549,404	—	—
Dilutive effect of convertible senior notes – July 2014	—	—	1,922,616
Dilutive effect of convertible senior notes – October 2016	766,980	—	—
Weighted average number of shares outstanding: diluted	82,218,627	77,997,826	64,925,565
Income (loss) per share:
Basic income (loss) per share attributable to MIC	$1.93	$(1.39)	$16.54
Diluted income (loss) per share attributable to MIC	$1.85	$(1.39)	$16.10

(1)	For the year ended December 31, 2014, diluted income per share attributable to MIC does not include the after-tax impact of the write-off of deferred financing costs attributable to the July 2014 2.875% Convertible Senior Notes. If the after-tax impact of deferred financing costs were added back to net income for the year ended December 31, 2014, the diluted income per share attributable to MIC would have been $16.01.

The effect of potentially dilutive shares for the year ended December 31, 2016 is calculated assuming that (i) the restricted stock unit grants totaling 8,604 (net of forfeitures of 2,151 restricted stock unit grants forfeited on September 30, 2016) provided to the independent directors on May 18, 2016 and restricted stock units grants of 991 provided to a new independent director on November 1, 2016, which will both vest during the second quarter of 2017, and the 8,660 restricted stock units provided to the independent directors on June 18, 2015, which vested during the second quarter of 2016, had been fully converted to shares on those grant dates; (ii) the $67.8 million of the performance fee for the quarter ended June 30, 2015, which

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Income (Loss) per Share  – (continued)

was reinvested in shares by the Manager on August 1, 2016, had been reinvested in shares by the Manager in July 2015; and (iii) the convertible senior notes issued in October 2016 had been fully converted into shares on the date of issuance. The convertible senior notes issued in July 2014 were anti-dilutive for the year ended December 31, 2016.

Due to the Company’s net loss for the year ended December 31, 2015, (i) the 8,660 restricted stock unit grants provided to the independent directors on June 18, 2015, which vested during the second quarter of 2016, and the 12,525 restricted stock unit grants provided to the independent directors on May 21, 2014, which vested during the second quarter of 2015; (ii) the $67.8 million of the performance fee for the quarter ended June 30, 2015, which was reinvested in shares by the Manager on August 1, 2016, had been reinvested in shares by the Manager in July 2015; and (iii) the convertible senior notes that were issued on July 15, 2014, were all anti-dilutive.

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

The following represents the weighted average potential dilutive shares of common stock that were excluded from the diluted income (loss) per share calculation:

	Year Ended December 31,
	2016	2015	2014
Restricted stock unit grants	—	9,410	—
Fees to Manager – related party(1)	—	449,126	—
Convertible senior notes – July 2014	4,177,097	4,160,717	—
Total	4,177,097	4,619,253	—

(1)	Represents $67.8 million of the performance fee for the quarter ended June 30, 2015, which was reinvested in shares by the Manager on August 1, 2016. The weighted average potentially dilutive shares of common stock in the above table include shares assumed to have been reinvested in shares by the Manager in July 2015.

4. Property, Equipment, Land and Leasehold Improvements

Property, equipment, land and leasehold improvements at December 31, 2016 and 2015 consist of the following ($ in thousands):

	As of December 31,
	2016	2015
Land	$304,240	$291,521
Easements	131	131
Buildings	41,711	41,049
Leasehold and land improvements	673,122	590,646
Machinery and equipment	3,764,553	3,455,776
Furniture and fixtures	35,454	29,547
Construction in progress	233,184	203,146
	5,052,395	4,611,816
Less: accumulated depreciation	(705,859)	(495,653)
Property, equipment, land and leasehold improvements, net	$4,346,536	$4,116,163

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Property, Equipment, Land and Leasehold Improvements  – (continued)

During the year ended December 31, 2016, the Company invested $69.2 million in acquisitions primarily consisting of an FBO, an 80 MW solar facility in Utah and a design-build mechanical contractor in Hawaii. Substantially all of the purchase price was preliminary allocated to property, equipment, land and leasehold improvements of $132.3 million, accounts receivable of $21.9 million, intangible assets of $19.1 million and goodwill of $6.8 million. The assets acquired were offset by debt assumed of $78.2 million, accounts payable and accrued expenses of $6.9 million and preliminary allocated to noncontrolling interest of $24.1 million.

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

5. Intangible Assets

Intangible assets at December 31, 2016 and 2015 consist of the following ($ in thousands):

	As of December 31,
	2016	2015
Contractual arrangements	$912,728	$901,807
Non-compete agreements	10,014	9,665
Customer relationships	348,678	340,425
Leasehold rights	350	350
Trade names	16,091	16,091
Technology	8,760	8,760
	1,296,621	1,277,098
Less: accumulated amortization	(407,650)	(342,206)
Intangible assets, net	$888,971	$934,892

See Note 4, “Property, Equipment, Land and Leasehold Improvements”, for discussion on intangible assets and goodwill acquired during the year ended December 31, 2016.

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

At December 31, 2016, the Company had $14.1 million in trade names net of accumulated amortization, of which $7.5 million relates to Atlantic Aviation and are considered to be indefinite-lived. The remaining balance of $6.6 million relates to “The Gas Company” trade name.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Intangible Assets  – (continued)

Amortization expense of intangible assets for the years ended December 31, 2016, 2015 and 2014 totaled $65.4 million, $101.4 million and $42.7 million, respectively. The estimated future amortization expense for amortizable intangible assets to be recognized are ($ in thousands):

2017	$60,828
2018	56,537
2019	53,588
2020	49,439
2021	46,995
Thereafter	614,093
Total	$881,480

The goodwill balance as of December 31, 2016 is comprised of the following ($ in thousands):

Goodwill acquired in business combinations, net of disposals, at December 31, 2015	$2,143,057
Accumulated impairment charges	(123,200)
Other	(2,646)
Balance at December 31, 2015	2,017,211
Goodwill related to 2016 acquisitions	6,837
Other	361
Balance at December 31, 2016	$2,024,409

The Company tests for goodwill impairment at the reporting unit level on an annual basis on October 1st of each year and between annual tests if a triggering event indicates impairment. There were no triggering events indicating impairment for the year ended December 31, 2016.

6. Accrued Expenses

Accrued expenses at December 31, 2016 and 2015 consisted of the following ($ in thousands):

	As of December 31,
	2016	2015
Payroll and related liabilities	$29,851	$26,740
Purchase of property and equipment	11,669	8,045
Interest	13,153	10,684
Insurance	3,957	6,361
Property tax	6,046	4,670
Other taxes(1)	4,689	5,750
Other	14,369	16,277
	$83,734	$78,527

(1)	Other taxes primarily consists of sales and franchise taxes.

7. Long-Term Debt

The Company capitalizes its operating businesses separately using non-recourse, project finance style debt. All of the term debt facilities described below contain customary financial covenants, including maintaining or exceeding certain financial ratios, and limitations on capital expenditures and additional debt. The facilities include events of default, representations and warranties and other covenants that are customary for facilities of this type, including change of control, which will occur if the Macquarie Group, or any fund

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Long-Term Debt  – (continued)

or entity managed by the Macquarie Group, fails to control a majority of the Borrower. For a description of related party transactions associated with the Company’s long-term debt, see Note 11, “Related Party Transactions”.

At December 31, 2016 and 2015, the Company’s consolidated long-term debt comprised the following ($ in thousands):

	As of December 31,
	2016	2015
IMTT	$1,140,975	$1,127,223
Atlantic Aviation	449,691	604,609
CP	604,862	555,486
MIC Hawaii	200,744	180,000
MIC Corporate(1)	726,730	365,975
Total	3,123,002	2,833,293
Current portion	(40,016)	(40,099)
Long-term portion	3,082,986	2,793,194
Unamortized deferred financing costs(2)	(43,020)	(46,669)
Long-term portion less unamortized debt discount and deferred financing costs	$3,039,966	$2,746,525

(1)	At December 31, 2016, MIC Corporate included $376.8 million in long-term debt, net of the unamortized debt discount of $25.7 million, related to the $402.5 million convertible senior notes issued in October 2016. See further discussions below.
(2)	The weighted average remaining life of the deferred financing costs at December 31, 2016 was 6.2 years.

The total undrawn capacity on the revolving credit facilities at IMTT, Atlantic Aviation, CP, MIC Hawaii and MIC Corporate was $1.4 billion at December 31, 2016 and February 21, 2017.

At December 31, 2016, including the unamortized debt discount of $25.7 million related to the October 2016 2.00% Convertible Senior Notes, future maturities of long-term debt are ($ in thousands):

2017	$40,016
2018	51,086
2019	402,157
2020	95,084
2021	480,888
Thereafter	2,079,512
Total	$3,148,743

MIC Corporate

Senior Secured Revolving Credit Facility

In July 2014, the Company entered into a five-year, $250.0 million senior secured revolving credit facility with a syndicate of banks and subsequently increased the aggregate commitments under its revolving credit facility to $410.0 million, with all terms remaining the same. During the year ended December 31, 2016, the Company drew down $482.0 million and repaid $498.0 million on its senior secured revolving credit facility primarily for general corporate purposes. At December 31, 2016, the senior secured revolving credit facility remained undrawn.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Long-Term Debt  – (continued)

July 2014 2.875% Convertible Senior Notes

On July 15, 2014, the Company completed an underwritten public offering of a five-year, $350.0 million aggregate principal amount of 2.875% convertible senior notes to partially fund the IMTT Acquisition and for general corporate purposes. The notes are convertible, at the holder’s option, into the Company’s shares, initially at a conversion rate of 11.7942 shares per $1,000 principal amount (equivalent to an initial conversion price of approximately $84.79 per share, subject to adjustment), at any time on or prior to the close of business on the second scheduled trading day immediately preceding the maturity date. On July 15, 2016, the conversion rate increased to 12.0091 shares of common stock per $1,000 principal amount. The adjustment reflects the impact of dividends paid by the Company from July 15, 2015, the prior anniversary date of the convertible senior notes. The notes are the Company’s unsecured obligations and rank equal in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The fair value of this convertible senior note at December 31, 2016 was approximately $407.0 million. These convertible senior notes fall within Level 1 of the fair value hierarchy.

October 2016 2.00% Convertible Senior Notes

On October 13, 2016, the Company completed an underwritten public offering of $350.0 million aggregate principal amount of 2.0% convertible senior notes due 2023. On October 28, 2016, the underwriters exercised in full, their option to issue an additional $52.5 million in convertible senior notes. The net proceeds of $392.4 million were partially used to repay a portion of the drawn balance under the revolving credit facility under the New AA Credit Agreement (see below), the full repayment of the outstanding balances on both the MIC senior secured and IMTT revolving credit facilities and the remaining proceeds used for general corporate purposes. The notes are convertible, at the holder’s option, only upon satisfaction of one or more conditions set forth in the indenture governing the notes. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Company common stock or a combination thereof, at the Company’s election. The initial conversion rate is 8.9364 shares per $1,000 principal amount (equivalent to an initial conversion price of approximately $111.90 per share, subject to adjustment). The notes are not redeemable prior to maturity on October 1, 2023. The notes are the Company’s unsecured obligations and rank equal in right of payment with all of the Company’s existing and future senior unsecured indebtedness.

The $402.5 million of convertible senior notes issued in October 2016 had an initial value of the principal amount recorded as a liability of $375.8 million, using an effective interest rate of 3.1%. The remaining $26.7 million of principal amount was allocated to the conversion feature and recorded in additional paid in capital as a component of stockholders’ equity. This amount represents a discount to the debt to be amortized through interest expense using the effective interest method through the maturity of the convertible senior notes. The Company also recorded $11.0 million in deferred financing costs from the issuance of the convertible senior notes, of which $729,000 was recorded as equity issuance costs as a component of stockholders’ equity.

At December 31, 2016, the October 2016 Convertible Senior Notes consisted of the following ($ in thousands):

Liability Component:
Principal	$402,500
Unamortized debt discount	(25,741)
Unamortized deferred financing costs	(9,934)
Net carrying amount	$366,825
Equity Component	$26,748

The fair value of this convertible senior note at December 31, 2016 was approximately $380.0 million. These convertible senior notes fall within Level 1 of the fair value hierarchy.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Long-Term Debt  – (continued)

For the year ended December 31, 2016, total interest expense recognized related to the convertible senior notes issued in October 2016 were ($ in thousands):

Contractual interest expense	$1,969
Amortization of debt discount	1,007
Amortization of deferred financing costs	306
Total interest expense	$3,282

The key terms of the senior secured revolving credit facility and the convertible senior notes at December 31, 2016 are summarized in the table below.

Facility Terms	Senior Secured Revolving Credit Facility	July 2014 Convertible Senior Notes $350.0 million	October 2016 Convertible Senior Notes $402.5 million
Total Committed Amount	$410.0 million	—	—
Amount Outstanding at December 31, 2016	Undrawn	$350.0 million	$376.8 million, net of unamortized discount of $25.7 million
Maturity	July 2019	July 2019	October 2023
Amortization	Revolving, payable at maturity	Payable at maturity or convertible at the holder’s option into the Company’s shares	Payable at maturity or convertible at the holder’s option into cash, the Company’s shares or a combination thereof only upon satisfaction of one or more conditions set forth in the indenture
Interest Rate	LIBOR plus 1.75% at December 31, 2016	2.875% payable on January 15 and July 15 of each year	2.0% payable on April 1 and October 1 of each year
Commitment Fees	0.275% at December 31, 2016	—	—
Security	Secured	Unsecured	Unsecured

IMTT

On May 21, 2015, ITT Holdings LLC (ITT LLC), a direct subsidiary of IMTT Holdings LLC and an indirect subsidiary of the Company, entered into a Credit Agreement (the Credit Agreement), among ITT LLC, IMTT — Quebec Inc. and IMTT — NTL, LTD. as Canadian borrowers, SunTrust Bank as administrative agent and the lenders thereto. The Credit Agreement provides for (i) a $550.0 million unsecured revolving credit facility for ITT LLC and (ii) the Canadian dollar equivalent of a $50.0 million unsecured revolving credit facility for the Canadian borrowers.

In addition, ITT LLC entered into a Note Purchase Agreement for the issuance of $325.0 million aggregate principal amount of 3.92% Guaranteed Senior Notes, Series A due 2025, and $275.0 million aggregate principal amount of 4.02% of Guaranteed Senior Notes, Series B due 2027 (together the senior notes). The senior notes are unsecured. Proceeds from the senior notes issuance and the revolving credit facility borrowings were used to repay all amounts under the existing IMTT credit agreement and were used to finance working capital needs, capital expenditures, acquisitions, distributions and for other general corporate purposes.

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

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Long-Term Debt  – (continued)

tax exempt bonds and sold to certain lenders under the Credit Agreement. IMTT entered into interest rate swap contracts, maturing in June 2021, with a total notional amount of $361.1 million. These swaps fully hedge the floating LIBOR interest rate risk associated with the tax-exempt bonds for six years at 1.677%.

Revolving Credit Facilities

The revolving credit facilities are used primarily to fund IMTT’s growth capital expenditures and for general corporate purposes. During the year ended December 31, 2016, IMTT drew down $108.0 million on its USD revolving credit facility for general corporate purposes and to fund capital expenditures, of which $76.0 million was repaid. At December 31, 2016, IMTT had $32.0 million drawn on its USD revolving credit facility. Through February 21, 2017, IMTT repaid $8.0 million drawn on its USD revolving credit facility resulting in an outstanding balance of $24.0 million. The key terms of IMTT’s U.S. dollar and Canadian dollar denominated revolving credit facilities at December 31, 2016 are summarized in the table below.

Facility Terms	USD Revolving Credit Facility	CAD Revolving Credit Facility
Total Committed Amount	$550.0 million	$50.0 million
Amount Outstanding at December 31, 2016	$32.0 million	Undrawn
Maturity	May 2020	May 2020
Amortization	Revolving, payable at maturity	Revolving, payable at maturity
Interest Rate	LIBOR plus 1.50% at December 31, 2016	Bankers’ Acceptances Rate plus 1.50% at December 31, 2016
Commitment Fees	0.225% at December 31, 2016	0.225% at December 31, 2016
Security	Unsecured	Unsecured

Senior Notes

The key terms of the senior notes at December 31, 2016 are summarized in the table below.

Facility Terms	Senior Notes, Series A	Senior Notes, Series B
Amount Outstanding at December 31, 2016	$325.0 million	$275.0 million
Maturity	May 2025	May 2027
Amortization	Payable at maturity	Payable at maturity
Interest Rate	3.92% per annum	4.02% per annum
Security	Unsecured	Unsecured

Louisiana Public Facilities Authority Bonds and Ascension Parish Bonds (LA Bonds)

The key terms of the LA Bonds at December 31, 2016 are summarized in the table below.

Facility Terms	Louisiana Public Facilities Authority Revenue Bonds, Series 2007	The Industrial Development Board of the Parish of Ascension, Louisiana Revenue Bonds, Series 2007	Louisiana Public Facilities Authority Gulf Opportunity Zone Revenue Bonds, Series 2010	Louisiana Public Facilities Authority Revenue Bonds, Series 2010A	Louisiana Public Facilities Authority Revenue Bonds, Series 2010B
Amount Outstanding at December 31, 2016	$50.0 million	$165.0 million	$85.0 million	$90.9 million	$81.8 million
Maturity	June 2043	June 2043	August 2046	December 2040	December 2040
Amortization	Payable at maturity, subject to mandatory tender in May 2022	Payable at maturity, subject to mandatory tender in May 2022	Payable at maturity, subject to mandatory tender in May 2022	Payable at maturity, subject to mandatory tender in May 2022	Payable at maturity, subject to mandatory tender in May 2022
Interest Rate	One-month LIBOR plus Revolving Credit Facility margin plus 0.625% multiplied by 75%	One-month LIBOR plus Revolving Credit Facility margin plus 0.625% multiplied by 75%	One-month LIBOR plus Revolving Credit Facility margin plus 0.625% multiplied by 67%	One-month LIBOR plus Revolving Credit Facility margin plus 0.625% multiplied by 67%	One-month LIBOR plus Revolving Credit Facility margin plus 0.625% multiplied by 67%
Security	Unsecured	Unsecured	Unsecured	Unsecured	Unsecured

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Long-Term Debt  – (continued)

New Jersey Economic Development Authority Bonds (NJEDA Bonds)

The key terms of the NJEDA Bonds at December 31, 2016 are summarized in the table below.

Facility Terms	New Jersey Economic Development Authority Revenue Refunding Bonds, Series 2015
Amount Outstanding at December 31, 2016	$36.3 million
Maturity	December 2027
Amortization	Payable at maturity, subject to mandatory tender in May 2022
Interest Rate	One-month LIBOR plus Revolving Credit Facility margin plus 0.625% multiplied by 75%
Security	Unsecured

Atlantic Aviation

On October 7, 2016, Atlantic Aviation FBO Inc. (AA FBO) completed the refinancing of its existing $595.9 million term loan and $70.0 million revolving credit facility. AA FBO entered into a new five-year first lien senior secured $400.0 million term loan facility and a new five year first lien senior secured $350.0 million revolving credit facility (the New AA Credit Agreement). The New AA Credit Agreement is guaranteed jointly and severally on a senior secured basis by Atlantic Aviation FBO Holdings LLC (Holdings) and certain subsidiaries of AA FBO. Proceeds from the new term loan facility, together with $200.0 million drawn on the revolving credit facility, were used primarily to fully repay the outstanding balance on the existing term loan facility. Subsequently, $175.0 million of the outstanding balance on the revolving credit facility was repaid. In December 2016, the business borrowed $23.0 million to partially fund the purchase of a hangar. The outstanding balance at December 31, 2016 was $48.0 million with $302.0 million of undrawn capacity. Through February 21, 2017, Atlantic Aviation repaid $18.0 million drawn on its revolving credit facility resulting in an outstanding balance of $30.0 million.

The key terms of the term loan and revolving credit facilities at December 31, 2016 are summarized in the table below.

Facility Terms	Term Loan Facility	Revolving Credit Facility
Facilities	$400.0 million senior secured first lien term loan (fully drawn at December 31, 2016)	$350.0 million senior secured first lien revolving credit facility ($48.0 million outstanding at December 31, 2016)
Maturity	October 7, 2021	October 7, 2021
Amortization	• 2.5% of the initial principal balance per annum for the first year;	Revolving, payable at maturity
• 5.0% of the initial principal balance per annum for the next two years; and
• 7.5% of the initial principal balance per annum until maturity
Interest Type	Floating	Floating
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Long-Term Debt  – (continued)

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

CP

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

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Long-Term Debt  – (continued)

The key terms of the term loan and revolving credit facilities of BEC at December 31, 2016 are summarized in the table below.

Facility Terms	Term Financing	Revolving Credit Facility
Total Committed Amount	$275.0 million	$25.0 million
Amount Outstanding at December 31, 2016	$261.0 million	Undrawn
Maturity	August 2022	August 2022
Amortization	$10.0 million per annum paid in equal quarterly installments with the balance payable at maturity	Revolving, payable at maturity
Interest Rate	LIBOR plus 2.125% from August 2015 to August 2020; and	LIBOR plus 2.125% from August 2015 to August 2020; and
	LIBOR plus 2.375% from August 2020 through maturity	LIBOR plus 2.375% from August 2020 through maturity
Commitment Fee	—	0.50% per annum
Collateral	First lien on all assets (subject to certain exceptions)	First lien on all assets (subject to certain exceptions)

Solar and wind facilities

At December 31, 2016, the CP segment consisted of six solar facilities and two wind facilities with senior secured debt outstanding of $343.9 million consisting of $193.2 million in fixed rate term loans and $150.7 million floating rate term loan, of which $142.2 million is fixed with interest rate swaps. In December 2016, the business acquired an 80 MW solar facility and assumed $73.1 million of term loan debt, of which $8.5 million was floating rate term loan. This facility also had a $20.0 million senior secured revolving credit facility that remained undrawn.

At December 31, 2016, the term loans have interest rates ranging from 4.00% to 5.60%, with a weighted average rate of 4.75% maturing from September 2023 through December 2036. The key terms of the term loans at the solar and wind facilities at December 31, 2016 are presented below.

Facility Terms	Term Loan Facilities	Term Loan Facility
Borrower	Solar Facilities – Term Loans	Wind Facilities – Term Loan
Facilities	$201.7 million outstanding balance at December 31, 2016	$142.2 million outstanding balance at December 31, 2016
Maturity	September 2023 to December 2036	December 2027
Amortization	Fully amortizing through maturity	Fully amortizing through maturity
Interest Type	Fixed and Floating	Floating
Interest Rate	Fixed: 4.0% to 5.6%; Floating: LIBOR plus 2.00%	LIBOR plus 1.625% at December 31, 2016; The margin increases by 0.25% every five years through maturity
Collateral	First lien on the following:	First lien on the following:
	• Project revenues;	• All property and assets of the Borrower and project companies; and
	• Equity of the Borrower;	• Equity interests in the Borrower
• All property and assets of the Borrower; and
• Insurance policies and claims or proceeds.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Long-Term Debt  – (continued)

Facility Terms	Term Loan Facilities	Term Loan Facility
Mandatory Prepayment	• With net proceeds that equal or exceed $250,000 to $500,000 from the sale of assets not used for replacement of assets;	• With net proceeds that equal or exceed $500,000 from the sale of assets;
	• With insurance proceeds that exceed from $250,000 to $1.0 million not used to repair, restore or replace assets;	• With insurance proceeds that exceed $10.0 million not used to repair, restore or replace assets;
	• With condemnation proceeds that exceed from $250,000 to $1.0 million not used to repair, restore or replace assets; and	• With Guaranteed Performance commitment liquidated damages in excess of $250,000; and
	• With net proceeds from equity and certain debt issuances.	• With amount necessary to reduce debt to within the revised projected debt service coverage ratio following a substantial change such as additional wind turbines not in engineers plan.

MIC Hawaii

Hawaii Gas

On February 10, 2016, Hawaii Gas completed the refinancing of its existing $80.0 million term loan and $60.0 million revolving credit facility. The new, five-year facilities include a reduction in interest rates on the term loan and revolving credit facility of 0.50% and 0.25%, respectively, compared with the prior facilities. The $80.0 million term loan bears interest at a variable rate of LIBOR plus an applicable margin between 1.0% and 1.75% and initially set at 1.75%. The variable rate component of the debt is fixed at 0.99% at December 31, 2016 using an interest rate swap contract through February 2020. The revolving credit facility bears interest at a variable rate of LIBOR plus an applicable margin between 1.0% and 1.75% and initially set at 1.25% and will remain unhedged.

The key terms of the term loan, senior secured notes and revolving credit facility of Hawaii Gas at December 31, 2016 are summarized in the table below.

Facility Terms	Holding Company Debt	Operating Company Debt
Borrowers	HGC Holdings LLC (HGC)	The Gas Company, LLC (TGC)
Facilities	$80.0 million Term Loan (fully drawn at December 31, 2016)	$100.0 million Senior Secured Notes (fully drawn at December 31, 2016)	$60.0 million Revolving Credit Facility (undrawn at December 31, 2016)
Maturity	February 2021, subject to two 1-year extensions at borrower’s option	August 2022	February 2021, subject to two 1-year extensions at borrower’s option
Amortization	Payable at maturity	Payable at maturity	Revolving, payable at maturity
Interest Rate	LIBOR plus 1.75% or Base Rate: 0.75% above the greater of the prime rate or the federal funds rate plus 0.5%	4.22% payable semi-annually	LIBOR plus 1.25% or Base Rate: 0.25% above the greater of the prime rate or the federal funds rate plus 0.5%
Commitment Fees	___	___	0.225% on the undrawn portion
Collateral	First lien on all assets of HGC and its subsidiaries	First lien on all assets of TGC and its subsidiaries	First lien on all assets of TGC and its subsidiaries

Other Businesses

In July 2016, the solar facilities in Hawaii entered into a ten year, $18.0 million amortizing term loan facility. The interest rate on this term loan facility floats at LIBOR plus 2.0%. The interest rate was fixed at 3.38% using an interest rate swap contract through June 30, 2026. At December 31, 2016, the outstanding balance on the term loan was $17.5 million.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Long-Term Debt  – (continued)

On August 31, 2016, the Company acquired a design-build mechanical contractor business and assumed $3.4 million in long-term debt. At December 31, 2016, the balance outstanding on this facility was $3.2 million.

8. Derivative Instruments and Hedging Activities

From time to time the Company enters into interest rate agreements to minimize potential variations in cash flows resulting from fluctuations in interest rates and their impact on its variable-rate debt. The Company does not enter into derivative instruments for any purpose other than economic interest rate hedging. That is, the Company does not speculate using derivative instruments. In addition, the Company’s Hawaii Gas business enters into commodity price hedges to mitigate the impact of fluctuations in propane prices on its cash flows.

By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. Conversely, when the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The Company minimizes the credit risk in derivative instruments by entering into transactions with creditworthy counterparties.

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest rates is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

Interest Rate Contracts

The Company and certain of its businesses have in place variable-rate debt. Management believes that it is prudent to limit the variability of a portion of the business’ interest payments. To meet this objective, the Company enters into interest rate agreements, primarily using interest rate swaps and from time to time using interest rate caps, to manage fluctuations in cash flows resulting from interest rate risk on a portion of its debt with a variable-rate component. Interest rate swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt for the portion of the debt that is swapped.

At December 31, 2016, the Company had $3.1 billion of current and long-term debt, of which $1.4 billion was economically hedged with interest rate contracts, $1.6 billion was fixed rate debt and $88.4 million was unhedged. At December 31, 2015, the Company had $2.8 billion of current and long-term debt, of which $1.6 billion was economically hedged with interest rate contracts, $1.2 billion was fixed rate debt and $16.0 million was unhedged.

The Company elected to discontinue hedge accounting in 2009. In prior periods, when the Company applied hedge accounting, changes in the fair value of derivatives that effectively offset the variability of cash flows on the Company’s debt interest obligations were recorded in other comprehensive income or loss. From the dates that hedge accounting was discontinued, all movements in the fair value of the interest rate swaps are recorded directly through earnings. As interest payments are made, a portion of the other comprehensive loss recorded under hedge accounting is also reclassified into earnings. As of December 31, 2014, the other comprehensive loss was fully amortized.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Derivative Instruments and Hedging Activities  – (continued)

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

Atlantic Aviation

In October 2016, Atlantic Aviation entered into five-year senior secured $400.0 million term loan facility. The interest rate on the term loan facility floats at LIBOR plus an applicable margin between 1.50% and 2.25%. The term loan facility amortizes 2.5% for the first year, 5.0% for the next two years and 7.5% through maturity of the initial principal balance. On October 21, 2016, the business entered into $400.0 million notional interest rate caps with a strike price of 1.0% to hedge the one month LIBOR floating rate interest exposure on the new Atlantic Aviation term loan facility. The notional amount on the interest rate cap will remain at $400.0 million through maturity in September 2021. The business paid $8.6 million in upfront premiums to enter into the caps. As part of the refinancing, Atlantic Aviation paid $17.8 million in interest rate swap breakage fees associated with the termination of out-of-the-money interest rate swap contracts related to the prior term loan facility.

CP

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

On August 10, 2015, BEC entered into a seven year, $275.0 million term loan facility. The interest rate on this term loan facility floats at LIBOR plus 2.125% at December 31, 2016. Concurrently, BEC entered into amortizing interest rate swap contracts with an original notional of $275.0 million. These contracts are scheduled to amortize concurrently with the term loan debt and fix the floating LIBOR interest rate for six years at 1.786%.

Wind facilities

During 2014, in conjunction with the acquisition of the wind facility located in Idaho, the Company assumed $163.9 million in amortizing term loan debt that will mature in December 2027. The interest rate on the outstanding debt balance floats at LIBOR plus a fixed margin. The floating rate has been fixed using amortizing interest rate swap contracts that are scheduled to equal the total principal balance outstanding on all of the term loan facilities until maturity. On June 3, 2015, the term loan facility was amended to reduce the cost of borrowings. The margin on the floating interest rate decreased from 2.75% to 1.625% with all other terms remaining substantially unchanged. The floating interest rate on the amortizing debt balance has been fixed using interest rate swap contracts. A portion of the interest rate swap contracts were amended increasing the fixed rate by 0.20%. The weighted average rate fixed with the interest rate swap contracts and margin was 4.759% at December 31, 2016.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Derivative Instruments and Hedging Activities  – (continued)

MIC Hawaii

In February 2016, in conjunction with the refinancing, Hawaii Gas entered into a new interest rate swap contract for an $80.0 million notional that took effect on August 8, 2016, upon the maturity of the existing interest rate swap, and expires on February 8, 2020. This new interest rate swap fixes the interest rate on the $80.0 million term loan at 2.74% as of December 31, 2016.

The solar facilities in MIC Hawaii entered into a ten year, $18.0 million amortizing term loan facility in July 2016. The interest rate on this term loan facility floats at LIBOR plus 2.0%. Concurrently, it entered into an amortizing interest rate swap contract with an original notional value of $18.0 million. The contract is scheduled to amortize concurrently with the term loan and fixes the interest rate at 3.38% as of December 31, 2016.

Commodity Price Hedges

The risk associated with fluctuations in the prices at Hawaii Gas, a business within the MIC Hawaii reportable segment, pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. Hawaii Gas’ gross margin (revenue less cost of product sales excluding depreciation and amortization) is sensitive to changes in propane supply costs and Hawaii Gas may not always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the business’ propane market price risk, Hawaii Gas has used and expects to continue to use over-the-counter commodity derivative instruments including price swaps. Hawaii Gas does not use commodity derivative instruments for speculative or trading purposes. Over-the-counter derivative commodity instruments used by Hawaii Gas to hedge forecasted purchases of propane are generally settled at expiration of the contract.

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

The Company’s fair value measurements of its derivative instruments and the related location of the assets and liabilities within the consolidated balance sheets at December 31, 2016 and December 31, 2015 were ($ in thousands):

	Assets (Liabilities) at Fair Value(1) As of December 31,
Balance Sheet Location	2016	2015
Fair value of derivative instruments – current assets	$5,514	$—
Fair value of derivative instruments – noncurrent assets	30,781	1,810
Total derivative contracts – assets	$36,295	$1,810
Fair value of derivative instruments – current liabilities	$(9,297)	$(19,628)
Fair value of derivative instruments – noncurrent liabilities	(5,966)	(15,698)
Total derivative contracts – liabilities	$(15,263)	$(35,326)

(1)	Fair value measurements at reporting date were made using significant other observable inputs (level 2).

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Derivative Instruments and Hedging Activities  – (continued)

The Company’s hedging activities for the years ended December 31, 2016, 2015 and 2014 and the related location within the consolidated financial statements were ($ in thousands):

	Amount of Gain (Loss) Recognized in Consolidated Statements of Operations for the Year Ended December 31,
Financial Statement Account	2016	2015	2014
Interest expense – interest rate caps	$8,124	$—	$(1)
Interest expense – interest rate swaps(1)	(13,107)	(28,454)	(19,483)
Cost of product sales – commodity swaps	13,914	(6,458)	(571)
Other expense – commodity swaps	—	—	(2,541)
Total	$8,931	$(34,912)	$(22,596)

(1)	Interest expense for the year ended December 31, 2014 includes $18.6 million of derivative losses and $856,000 for amounts reclassified from accumulated other comprehensive loss for the interest rate swap contracts.

All of the Company’s derivative instruments are collateralized by the assets of the respective businesses.

9. Stockholders’ Equity

Classes of Stock

The Company is authorized to issue (i) 500,000,000 shares of common stock, par value $0.001 per share, (ii) 100 shares of special stock, par value $0.001 per share and (iii) 100,000,000 shares of preferred stock, par value $0.001 per share. At December 31, 2016, the Company had 82,047,526 shares of common stock issued and outstanding and 100 shares of special stock issued and outstanding. There was no preferred stock issued or outstanding at December 31, 2016. Each outstanding share of common stock of the Company is entitled to one vote on any matter with respect to which holders of shares are entitled to vote.

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

2016 Omnibus Employee Incentive Plan

On May 18, 2016, the Company adopted the 2016 Omnibus Employee Incentive Plan (Plan). The Plan provides for the issuance of equity awards covering up to 500,000 shares of common stock to attract, retain, and motivate employees, consultants and others who perform services for the Company and its subsidiaries. Under the Plan, the Compensation Committee determines the persons who will receive awards, the time at which they are granted and the terms of the awards. Type of awards include stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, cash-based awards and other stock-based awards. At December 31, 2016, there were no awards outstanding under this Plan.

Shelf Registration Statement Renewal

On April 5, 2016, the Company filed an automatic shelf registration statement on Form S-3 (shelf) with the SEC to issue and sell an indeterminate amount of its common stock, preferred stock and debt securities in one or more future offerings.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Stockholders’ Equity  – (continued)

At the Market (ATM) Program

On June 24, 2015, the Company entered into an equity distribution agreement providing for the sale by the Company, from time to time, of shares of its common stock having an aggregate gross offering price of up to $400.0 million. Sales of shares may be made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering, which includes sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange. Under the terms of the equity distribution agreement, the Company may also sell shares to any sales agent as principal for its own account. The Company is under no obligation to sell shares under the ATM Program. Through December 31, 2016, the Company sold 153,692 shares of common stock pursuant to the agreement for net proceeds of $12.6 million (after commissions and fees).

MIC Direct

The Company maintains a dividend reinvestment/direct share purchase program, named “MIC Direct”, that allows for the issuance of up to 1.0 million additional shares of common stock to participants in this program. At December 31, 2016, 935,101 shares remained unissued under MIC Direct. The Company may also choose to fill requests for reinvestment of dividends or share purchases through MIC Direct via open market purchases.

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

On July 15, 2014, the Company completed an underwritten public offering of 10,000,000 shares and an additional 1,500,000 shares pursuant to the exercise of the underwriters’ over-allotment option. The Company received proceeds from the offering of $739.2 million, net of underwriting fees and expenses, which were used to partially fund the IMTT Acquisition and for general corporate purposes.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Stockholders’ Equity  – (continued)

Accumulated Other Comprehensive Loss

The following represents the changes and balances to the components of accumulated other comprehensive loss for the years ended December 31, 2016, 2015 and 2014 ($ in thousands):

	Cash Flow Hedges, net of taxes(1)	Post-Retirement Benefit Plans, net of taxes(2)	Translation Adjustment, net of taxes(3)	Total Accumulated Other Comprehensive Loss, net of taxes	Noncontrolling Interests	Total Stockholders’ Accumulated Other Comprehensive Loss, net of taxes
Balance at December 31, 2013	$(636)	$(8,021)	$(46)	$(8,703)	$258	$(8,445)
Reclassification of realized losses of derivatives into earnings	636	—	—	636	(258)	378
Change in post-retirement benefit plans	—	(10,816)	—	(10,816)	—	(10,816)
Translation adjustment	—	—	(4,813)	(4,813)	2,146	(2,667)
Balance at December 31, 2014	$—	$(18,837)	$(4,859)	$(23,696)	$2,146	$(21,550)
Change in post-retirement benefit plans	—	4,049	—	4,049	—	4,049
Translation adjustment	—	—	(9,671)	(9,671)	3,877	(5,794)
Balance at December 31, 2015	$—	$(14,788)	$(14,530)	$(29,318)	$6,023	$(23,295)
Change in post-retirement benefit plans	—	(2,017)	—	(2,017)	—	(2,017)
Translation adjustment	—	—	2,375	2,375	(1,434)	941
Purchase of noncontrolling interest(4)	—	—	—	—	(4,589)	(4,589)
Balance at December 31, 2016	$—	$(16,805)	$(12,155)	$(28,960)	$—	$(28,960)

(1)	Reclassification of realized losses of derivatives is composed of (i) pre-tax derivative losses into interest expense of $856,000 and the related tax benefit of $340,000 in the consolidated statements of operations; and (ii) pre-tax derivative losses of $185,000 as an adjustment to investment in unconsolidated business, and an adjustment to deferred taxes of $65,000, in the consolidated balance sheet for the year ended December 31, 2014. For the year ended December 31, 2014, the Company wrote-off $162,000 for the amount related to the investment in unconsolidated business and related taxes of $57,000, previously accounted for under the equity method of accounting in conjunction with the IMTT Acquisition. This write-off is recorded in gain from acquisition/divestiture of businesses in the consolidated statement of operations.
(2)	Change in post-retirement benefit plans is presented net of tax benefit of $1.4 million, tax expense of $2.7 million and tax benefit of $6.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. For the year ended December 31, 2014, change in post-retirement benefit plans also includes a write-off of the remaining balance of $6.5 million and the related taxes of $2.3 million, previously accounted for under the equity method of accounting in conjunction with the IMTT Acquisition. This write-off is recorded in gain from acquisition/divestiture of businesses in the consolidated statement of operations.
(3)	Translation adjustment is presented net of tax expense of $618,000 and tax benefits of $3.9 million and $2.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. For the year ended December 31, 2014, translation adjustment also includes a write-off of the remaining balance of $66,000 and the related taxes of $23,000, previously accounted for under the equity method of accounting in conjunction with the IMTT Acquisition. This write-off is recorded in gain from acquisition/divestiture of businesses in the consolidated statement of operations.
(4)	On March 31, 2016, IMTT acquired the remaining 33.3% interest in its Quebec terminal that it did not previously own. As part of this transaction, the translation adjustment of $4.6 million, net of taxes, was reclassified from noncontrolling interests to accumulated other comprehensive loss.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Stockholders’ Equity  – (continued)

Dividends

The Company’s Board of Directors have made or declared the following dividends during the years ended December 31, 2016, 2015 and 2014:

Declared	Period Covered	$ per Share	Record Date	Payable Date
February 17, 2017	Fourth quarter 2016	$1.31	March 3, 2017	March 8, 2017
October 27, 2016	Third quarter 2016	1.29	November 10, 2016	November 15, 2016
July 28, 2016	Second quarter 2016	1.25	August 11, 2016	August 16, 2016
April 28, 2016	First quarter 2016	1.20	May 12, 2016	May 17, 2016
February 18, 2016	Fourth quarter 2015	1.15	March 3, 2016	March 8, 2016
October 29, 2015	Third quarter 2015	1.13	November 13, 2015	November 18, 2015
July 30, 2015	Second quarter 2015	1.11	August 13, 2015	August 18, 2015
April 30, 2015	First quarter 2015	1.07	May 14, 2015	May 19, 2015
February 17, 2015	Fourth quarter 2014	1.02	March 2, 2015	March 5, 2015
October 27, 2014	Third quarter 2014	0.98	November 10, 2014	November 13, 2014
July 3, 2014	Second quarter 2014	0.95	August 11, 2014	August 14, 2014
April 28, 2014	First quarter 2014	0.9375	May 12, 2014	May 15, 2014
February 18, 2014	Fourth quarter 2013	0.9125	March 3, 2014	March 6, 2014

The declaration and payment of any future dividends will be subject to a decision of the Company’s Board of Directors. The Board will take into account such matters as the state of the capital markets and general business conditions, the Company’s financial condition, results of operations, capital requirements, capital opportunities and any contractual, legal and regulatory restrictions on the payment of dividends by the Company to its stockholders or by its subsidiaries to the Company, and any other factors that it deems relevant, subject to maintaining a prudent level of reserves and without creating undue volatility in the amount of such dividends where possible. In particular, each of the Company’s businesses has debt commitments and restrictive covenants, which must be satisfied before any of them can make distributions to the Company. In addition, the Company’s senior secured credit facility contains restrictions on the Company’s ability to pay dividends. Although historically the Company has declared cash dividends on its shares, any or all of these factors or other factors could result in the modification of the dividend policy, or the reduction, modification or elimination of its dividend in the future.

The dividends paid have been recorded as a reduction to additional paid in capital, subsequent to the Conversion (and as a reduction to LLC interests prior to the Conversion), in the stockholders’ equity section of the consolidated balance sheets.

Independent Director Equity Plan

In 2014, MIC adopted, and MIC’s stockholders approved, the 2014 Independent Directors Equity Plan (2014 Plan) to replace the 2004 Independent Directors Equity Plan, which expired in December 2014. The purpose of this plan is to promote the long-term growth and financial success of the Company by attracting, motivating and retaining independent directors of outstanding ability. Only the Company’s independent directors may participate in the 2014 Plan. The only type of award that may be granted under the 2014 Plan is an award of director shares. Each share is an unsecured promise to transfer one share on the settlement date, subject to satisfaction of the applicable terms and conditions. The maximum number of shares available for issuance under the 2014 Plan is 300,000 shares, of which 281,745 shares remain available for issuance at December 31, 2016. The aggregate grant date fair value of awards granted to an independent director during any single fiscal year (excluding awards made at the election of the independent director in lieu of all or a portion of annual and committee cash retainers) may not exceed $350,000. The 2014 Plan does not provide a

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Stockholders’ Equity  – (continued)

formula for the determination of awards and the Compensation Committee will have the authority to determine the size of all awards under the 2014 Plan, subject to the limits on the number of shares that may be granted annually.

Since 2014, the Company has granted and issued the following stock to the Board of Directors under the Plans:

Date of Grant	Stock Units Granted(1)	Price of Stock Units Granted	Date of Vesting
May 21, 2014	12,525	$59.89	May 19, 2015
June 18, 2015(2)	8,660	86.61	May 17, 2016
May 18, 2016(2)(3)	8,604	69.72	(4)
November 1, 2016(2)(5)	991	81.93	(4)

(1)	Stock units granted refer (i) from and after the time of the Conversion, to common stock and (ii) prior to the Conversion, LLC interests.
(2)	Restricted stock units granted under the 2014 Plan.
(3)	Restricted stock units are net of forfeitures of 2,151 restricted stock units due to the retirement of an independent director on September 30, 2016.
(4)	Date of vesting will be the day immediately preceding the 2017 annual meeting of the Company’s stockholders.
(5)	Represents additional restricted stock unit grants to a new independent director.

10. Reportable Segments

At December 31, 2016, the Company’s businesses consist of four reportable segments: IMTT, Atlantic Aviation, CP and MIC Hawaii. Effective July 16, 2014, the date of the IMTT Acquisition, the Company consolidated the financial results of IMTT and IMTT became a reportable segment.

Prior to July 16, 2014, the Company had a 50% investment in IMTT, which was accounted for under the equity method of accounting. The Company recorded equity in earnings and amortization charges of investees of $26.1 million from January 1, 2014 through July 15, 2014. This comprises the Company’s 50% share of IMTT’s net income offset by step-up depreciation and amortization charges in connection with the initial 50% investment in IMTT in May 2006.

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

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Reportable Segments  – (continued)

Financial information for IMTT’s business as a whole is presented below for periods prior to July 16, 2014, where the Company accounted for the investment in IMTT under the equity method of accounting ($ in thousands):

As of, and for the Period From January 1, 2014 through July 15, 2014(1)
Revenue	$311,533
Net income	$57,725
Interest expense, net	16,375
Provision for income taxes	38,265
Depreciation and amortization	40,922
Pension expense	4,025
Other non-cash expenses	112
EBITDA excluding non-cash items(2)	$157,424
Capital expenditures paid	$59,868
Property, equipment, land and leasehold improvements, net	1,289,245
Total assets	1,415,378

(1)	Amounts represent financial position of IMTT business prior to July 16, 2014, the date of the IMTT Acquisition.
(2)	The Company defines EBITDA excluding non-cash items as net income (loss) or earnings — the most comparable GAAP measure — before interest, taxes, depreciation and amortization and non-cash items including impairments, unrealized derivative gains and losses, adjustments for other non-cash items and pension expense reflected in the statements of operations.

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

Atlantic Aviation

Atlantic Aviation derives the majority of its revenues from fuel delivery services and from other airport services, including de-icing and aircraft hangar rental. All of the revenue of Atlantic Aviation is generated at airports in the U.S. At December 31, 2016, the business operates at 69 airports. Revenue from Atlantic Aviation is included in service revenue.

CP

The CP business segment derives revenue from solar, wind and gas-fired power facilities. Revenues from the solar, wind and gas-fired power facilities are included in product revenue. As of December 31, 2016, the Company has controlling interests in six utility-scale solar photovoltaic facilities, two wind facilities and 100% ownership of a gas-fired facility that are located in the United States.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Reportable Segments  – (continued)

The solar and wind facilities that are operational at December 31, 2016 have an aggregate generating capacity of 340 megawatt (MW) of wholesale electricity to utilities. These facilities sell substantially all of the electricity generated, subject to agreed upon pricing formulas, to electric utilities pursuant to long-term (typically 20 – 25 years) PPAs. These projects are held in LLCs, and are treated as partnerships for income tax purposes, with co-investors. The acquisition price on these projects can vary depending on, among other things, factors such as the size of the project, PPA terms, eligibility for tax incentives, debt package, operating cost structure and development stage. A completed project takes out all of the construction risk, testing and costs associated with construction contracts.

The Company has certain rights to make decisions over the management and operations of these solar and wind facilities. The Company has determined that it is appropriate to consolidate these projects, with the co-investors’ interest reflected as noncontrolling interests in the consolidated financial statements.

On April 1, 2015, the Company acquired 100% of BEC. As a result of this transaction, the financial results of BEC have been consolidated as part of CP segment since the acquisition date. BEC is a 512 MW gas-fired facility located in Bayonne, New Jersey, adjacent to IMTT’s Bayonne facility. BEC has tolling agreements with a creditworthy off-taker for 62.5% of its power generating capacity and power produced is delivered to New York City via a dedicated transmission cable under New York Harbor. The tolling agreements generate revenue whether or not the facility is in use for power production. In addition to revenue related to the tolling agreement and capacity payments from the grid operator, BEC generates an energy margin when the facility is dispatched.

MIC Hawaii

Effective the quarter ended September 30, 2016, the Company combined its businesses and projects in Hawaii into a single segment, consistent with how the Company is managing those operations. Prior to the third quarter of 2016, MIC Hawaii consisted solely of Hawaii Gas. MIC Hawaii now comprises: Hawaii Gas, Hawaii’s only government-franchised gas utility and an unregulated liquefied petroleum gas distribution business providing gas and related services to commercial, residential and governmental customers; a mechanical contractor focused on designing and constructing energy efficient and related building infrastructure; and controlling interests in renewable and distributed power facilities including two facilities on Oahu. Revenue from Hawaii Gas and the renewable power facilities are recorded in product revenue. Revenue from the mechanical contractor business is recorded in service revenue.

Revenue from the Hawaii Gas business is generated from the distribution and sales of synthetic natural gas (SNG), liquefied petroleum gas (LPG) and liquefied natural gas (LNG). Revenue is primarily a function of the volume of SNG, LPG and LNG consumed by customers and the price per thermal unit or gallon charged to customers. Because both SNG and LPG are derived from petroleum, revenue levels, without organic growth, will generally track global oil prices.

All of the MIC business segments are managed separately and management has chosen to organize the Company around the distinct products and services offered. Selected information by segment is presented in the following tables.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Reportable Segments  – (continued)

Revenue from external customers for the Company’s consolidated reportable segments were ($ in thousands):

	Year Ended December 31, 2016
	IMTT	Atlantic Aviation	Contracted Power	MIC Hawaii	Intersegment Revenue	Total Reportable Segments
Service revenue	$532,472	$740,209	$—	$20,762	$(4,881)	$1,288,562
Product revenue	—	—	150,010	213,159	—	363,169
Total revenues	$532,472	$740,209	$150,010	$233,921	$(4,881)	$1,651,731

	Year Ended December 31, 2015
	IMTT	Atlantic Aviation	Contracted Power	MIC Hawaii	Total Reportable Segments
Service revenue	$550,041	$738,460	$—	$—	$1,288,501
Product revenue	—	—	123,797	226,952	350,749
Total revenues	$550,041	$738,460	$123,797	$226,952	$1,639,250

	Year Ended December 31, 2014
	IMTT(1)	Atlantic Aviation	Contracted Power	MIC Hawaii	Total Reportable Segments
Service revenue	$255,934	$779,261	$29,487	$—	$1,064,682
Product revenue	—	—	19,779	264,621	284,400
Financing and equipment lease income	—	—	1,836	—	1,836
Total revenues	$255,934	$779,261	$51,102	$264,621	$1,350,918

(1)	Represents IMTT results subsequent to July 16, 2014, the date of the IMTT Acquisition.

In accordance with FASB ASC 280, Segment Reporting, the Company has disclosed earnings before interest, taxes, depreciation and amortization (EBITDA) excluding non-cash items as a key performance indicator for the businesses. EBITDA excluding non-cash items is reflective of the businesses’ ability to effectively manage the volume of products sold or services provided, the operating margin earned on those transactions and the management of operating expenses independent of the capitalization and tax attributes of its businesses. The Company defines EBITDA excluding non-cash items as net income (loss) or earnings — the most comparable GAAP measure — before interest, taxes, depreciation and amortization and non-cash items including impairments, unrealized derivative gains and losses, adjustments for other non-cash items and pension expense reflected in the statements of operations.

EBITDA excluding non-cash items for the Company’s consolidated reportable segments is shown in the tables below ($ in thousands). Allocations of corporate expenses, intercompany fees and the tax effect have been excluded as they are eliminated on consolidation.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Reportable Segments  – (continued)

	Year Ended December 31, 2016
	IMTT	Atlantic Aviation	Contracted Power	MIC Hawaii	Total Reportable Segments
Net income	$83,142	$59,538	$14,093	$35,744	$192,517
Interest expense, net	38,752	33,961	21,286	5,559	99,558
Provision for income taxes	57,736	39,889	14,328	20,441	132,394
Depreciation	123,346	41,493	51,120	10,533	226,492
Amortization of intangibles	11,039	49,166	4,428	792	65,425
Pension expense	7,219	110	—	1,272	8,601
Other non-cash expense (income)	657	905	(7,047)	(11,539)	(17,024)
EBITDA excluding non-cash items	$321,891	$225,062	$98,208	$62,802	$707,963

	Year Ended December 31, 2015
	IMTT	Atlantic Aviation	Contracted Power	MIC Hawaii	Total Reportable Segments
Net income (loss)	$74,726	$22,805	$(7,152)	$23,993	$114,372
Interest expense, net	37,378	35,735	28,390	7,279	108,782
Provision for income taxes	51,520	16,081	4,887	14,261	86,749
Depreciation	120,950	40,249	45,490	8,554	215,243
Amortization of intangibles	11,052	86,102	3,500	781	101,435
Pension expense	6,063	112	—	1,125	7,300
Other non-cash expense (income)	378	2,533	(6,959)	4,090	42
EBITDA excluding non-cash items	$302,067	$203,617	$68,156	$60,083	$633,923

	Year Ended December 31, 2014
	IMTT(1)	Atlantic Aviation	Contracted Power	MIC Hawaii	Total Reportable Segments
Net income (loss)	$34,948	$36,964	$(6,242)	$21,329	$86,999
Interest expense, net	10,864	40,618	8,606	7,091	67,179
Provision for income taxes	25,768	25,096	823	12,635	64,322
Depreciation(2)	47,475	28,264	19,132	7,945	102,816
Amortization of intangibles	5,091	35,514	843	1,247	42,695
Pension expense	3,410	114	—	624	4,148
Other non-cash expense (income)	195	1,361	(439)	6,085	7,202
EBITDA excluding non-cash items	$127,751	$167,931	$22,723	$56,956	$375,361

(1)	Represents IMTT results subsequent to July 16, 2014, the date of the IMTT Acquisition.
(2)	Depreciation includes depreciation expense for the district energy business, a component of the CP segment prior to the Company’s divestiture of the business on August 21, 2014, which was reported in cost of services in the consolidated statements of operations.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Reportable Segments  – (continued)

Reconciliation of total reportable segments’ EBITDA excluding non-cash items to consolidated net income (loss) before income taxes were ($ in thousands):

	Year Ended December 31,
	2016	2015	2014
Total reportable segments EBITDA excluding non-cash items(1)	$707,963	$633,923	$375,361
Interest income	132	55	112
Interest expense	(116,933)	(123,079)	(73,196)
Depreciation(2)	(226,492)	(215,243)	(102,816)
Amortization of intangibles	(65,425)	(101,435)	(42,695)
Selling, general and administrative expenses – Corporate and Other	(13,056)	(11,575)	(15,526)
Fees to Manager – related party	(68,486)	(354,959)	(168,182)
Gain from acquisition/divestiture of businesses	—	—	1,027,054
Equity in earnings and amortization charges of investee(1)	—	—	26,391
Pension expense	(8,601)	(7,300)	(4,148)
Other income (expense), net	17,024	645	(7,446)
Total consolidated net income (loss) before income taxes	$226,126	$(178,968)	$1,014,909

(1)	Subsequent to July 16, 2014, the date of the IMTT Acquisition, total reportable segments' EBITDA excluding non-cash items includes the results of IMTT’s EBITDA excluding non-cash items. Prior to July 16, 2014, MIC accounted for its 50% investment in IMTT under the equity method of accounting. As such, MIC’s 50% share of IMTT’s net income was reported in equity in earnings and amortization charges of investee in the above table for the period prior to July 16, 2014.
(2)	Depreciation includes depreciation expense for the district energy business, a component of the CP segment prior to the Company’s divestiture of the business on August 21, 2014, which was reported in cost of services in the consolidated statements of operations.

Capital expenditures, on a cash basis, for the Company’s reportable segments were ($ in thousands):

	Year Ended December 31,
	2016	2015	2014
IMTT	$96,865	$96,990	$47,376
Atlantic Aviation	113,092	64,385	43,691
Contracted Power	69,268	15,636	14,376
MIC Hawaii	35,459	17,137	18,503
Total	$314,684	$194,148	$123,946

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Reportable Segments  – (continued)

Property, equipment, land and leasehold improvements, net, goodwill and total assets for the Company’s reportable segments and its reconciliation to consolidated total assets as of December 31st were ($ in thousands):

	Property, Equipment, Land and Leasehold Improvements, net		Goodwill		Total Assets
	2016	2015	2016	2015	2016	2015(1)
IMTT	$2,218,256	$2,238,654	$1,411,029	$1,410,668	$3,978,379	$4,000,079
Atlantic Aviation	465,096	390,188	468,419	464,722	1,564,668	1,502,512
Contracted Power	1,383,289	1,274,557	21,628	21,628	1,516,602	1,411,233
MIC Hawaii	279,863	212,764	123,333	120,193	501,713	386,080
Total assets of reportable segments	$4,346,504	$4,116,163	$2,024,409	$2,017,211	$7,561,362	$7,299,904
Corporate and other	32	—	—	—	(2,109)	8,900
Total consolidated assets	$4,346,536	$4,116,163	$2,024,409	$2,017,211	$7,559,253	$7,308,804

(1)	Conformed to current period presentation. See Note 2, “Summary of Significant Accounting Policies”, for Recently Issued Accounting Standards adopted during the year ended December 31, 2016.

11. Related Party Transactions

Management Services

At December 31, 2016 and 2015, the Manager held 4,510,795 and 5,506,369 shares, respectively, of the Company. Pursuant to the terms of the Third Amended and Restated Management Services Agreement (Management Agreement), the Manager may sell these shares at any time. In November 2016 and May 2015, the Manager sold 2,870,000 shares and 1,900,000 shares, respectively, of the Company and received proceeds of $233.8 million and $160.4 million, respectively, net of underwriting fees and commissions. Under the Management Agreement, the Manager, at its option, may reinvest base management fees and performance fees, if any, in shares of the Company.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Related Party Transactions  – (continued)

Since January 1, 2014, the Company paid the Manager cash dividends on shares held for the following periods:

Declared	Period Covered	$ per Share	Record Date	Payable Date	Cash Paid to Manager (in thousands)
February 17, 2017	Fourth quarter 2016	$1.31	March 3, 2017	March 8, 2017	(1)
October 27, 2016	Third quarter 2016	1.29	November 10, 2016	November 15, 2016	$5,620
July 28, 2016	Second quarter 2016	1.25	August 11, 2016	August 16, 2016	8,743
April 28, 2016	First quarter 2016	1.20	May 12, 2016	May 17, 2016	6,981
February 18, 2016	Fourth quarter 2015	1.15	March 3, 2016	March 8, 2016	6,510
October 29, 2015	Third quarter 2015	1.13	November 13, 2015	November 18, 2015	6,052
July 30, 2015	Second quarter 2015	1.11	August 13, 2015	August 18, 2015	5,693
April 30, 2015	First quarter 2015	1.07	May 14, 2015	May 19, 2015	7,281
February 17, 2015	Fourth quarter 2014	1.02	March 2, 2015	March 5, 2015	4,905
October 27, 2014	Third quarter 2014	0.98	November 10, 2014	November 13, 2014	4,438
July 3, 2014	Second quarter 2014	0.95	August 11, 2014	August 14, 2014	3,402
April 28, 2014	First quarter 2014	0.9375	May 12, 2014	May 15, 2014	3,180
February 18, 2014	Fourth quarter 2013	0.9125	March 3, 2014	March 6, 2014	2,945

(1)	The amount of dividend payable to the Manager for the fourth quarter of 2016 will be determined on March 3, 2017, the record date.

Under the Management Agreement, subject to the oversight and supervision of the Company’s Board of Directors, the Manager is responsible for and oversees the management of the Company’s operating businesses. In addition, the Manager has the right to appoint the Chairman of the Board of the Company, subject to minimum equity ownership, and to assign, or second, to the Company, two of its employees to serve as chief executive officer and chief financial officer of the Company and seconds or makes other personnel available as required.

In accordance with the Management Agreement, the Manager is entitled to a monthly base management fee based primarily on the Company’s market capitalization, and potentially a quarterly performance fee based on the total stockholder return relative to a U.S. utilities index. Currently, the Manager has elected to reinvest the base management fees and performance fees, if any, in additional shares. For the years ended December 31, 2016, 2015 and 2014, the Company incurred base management fees of $68.5 million, $70.6 million and $46.6 million, respectively. For the years ended December 31, 2015 and 2014, the Company incurred performance fees of $284.4 million and $121.5 million, respectively. The Company did not incur a performance fee for the year ended December 31, 2016. In all of these periods, excluding $67.8 million of the performance fee for the quarter ended June 30, 2015 and $65.0 million of the performance fee for the quarter ended September 30, 2014, the Manager elected to reinvest these fees in additional shares.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Related Party Transactions  – (continued)

The unpaid portion of the base management fees and performance fees, if any, at the end of each reporting period is included in Due to Manager-related party in the consolidated balance sheets. The following table shows the Manager’s reinvestment of its base management fees and performance fees, if any, in shares, except as noted:

Period	Base Management Fee Amount ($ in thousands)	Performance Fee Amount ($ in thousands)	Shares Issued
2016 Activities:
Fourth quarter 2016	$18,916	$—	230,773	(1)
Third quarter 2016	18,382	—	232,488
Second quarter 2016	16,392	—	232,835
First quarter 2016	14,796	—	234,179
2015 Activities:
Fourth quarter 2015	$17,009	$—	227,733
Third quarter 2015	18,118	—	226,914
Second quarter 2015	18,918	135,641	1,167,873	(2)
First quarter 2015	16,545	148,728	2,068,038
2014 Activities:
Fourth quarter 2014	$14,192	$—	208,122
Third quarter 2014	13,915	116,586	947,583	(3)
Second quarter 2014	9,535	4,960	243,329
First quarter 2014	8,994	—	164,546

(1)	The Manager elected to reinvest all of the monthly base management fees for the fourth quarter of 2016 in shares. The Company issued 230,773 shares for the quarter ended December 31, 2016, including 76,914 shares that were issued in January 2017 for the December 2016 monthly base management fee.
(2)	In July 2015, the Board requested, and the Manager agreed, that $67.8 million of the performance fee for the quarter ended June 30, 2015 be settled in cash in July 2015 to minimize dilution. The remaining $67.8 million obligation was settled and reinvested in 944,046 shares by the Manager on August 1, 2016 using the June 2016 volume weighted average share price of $71.84.
(3)	In October 2014, the Board requested, and the Manager agreed, that $65.0 million of the performance fee for the quarter ended September 30, 2014 be settled in cash using the proceeds from the sale of the district energy business to minimize dilution. The remainder of the fee of $51.6 million was reinvested in additional shares of MIC.

The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its base management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries, income taxes, audit and legal fees, acquisitions and dispositions and its compliance with applicable laws and regulations. During the years ended December 31, 2016, 2015 and 2014, the Manager charged the Company $714,000, $533,000 and $571,000, respectively, for reimbursement of out-of-pocket expenses. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in Due to Manager-related party in the consolidated balance sheets.

Third Amended and Restated Management Service Agreement

On May 21, 2015, to give effect to the Conversion, Macquarie Infrastructure Corporation entered into a Third Amended and Restated Management Services Agreement, among the Company, MIC Ohana Corporation

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Related Party Transactions  – (continued)

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

In October 2016 and July 2014, the Company completed underwritten public offerings of $402.5 million and $350.0 million, respectively, of aggregate principal amount of convertible senior notes. MCUSA served as an underwriter in these offerings and received $403,000 and $1.1 million, respectively, from the Company for such services.

On June 24, 2015, the Company commenced the ATM program where the Company may offer and sell shares of its common stock, par value $0.001 per share, from time to time having an aggregate gross offering price of up to $400.0 million. These sales, if any, will be made pursuant to the terms of an equity distribution agreement entered into between the Company and the sales agents, with MCUSA being one of the sales agents. Under the terms of the equity distribution agreement, the Company may also sell shares to any sales agent as principal for its own account at a price agreed upon at the time of the sale. For the years ended December 31, 2016 and 2015, the Company did not engage MCUSA for such activities.

In March 2015 and July 2014, the Company completed underwritten public offerings of 6,109,375 shares and 11,500,000 shares, respectively. MCUSA served as a joint book-running manager and an underwriter in these offerings and received $2.3 million and $3.0 million, respectively, from the Company for such services.

The district energy business’ credit facility was scheduled to mature in September 2014. The Company engaged MCUSA to assist in identifying and analyzing various alternatives for paying these obligations prior to maturity and obtaining other credit facilities. In August 2014, the Company paid $1.6 million to MCUSA for such services upon closing of the sale of district energy business.

On January 22, 2014, Atlantic Aviation entered into an incremental $100.0 million term loan facility, which was refinanced in October 2016. The Company engaged MCUSA as Joint Bookrunner and paid $16,000 in fees during January 2014.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Related Party Transactions  – (continued)

Long-Term Debt and Derivatives

Atlantic Aviation’s $70.0 million revolving credit facility was provided by various financial institutions, including MBL which provided $15.7 million. At December 31, 2015, the revolving credit facility remained undrawn. For the years ended December 31, 2016, 2015 and 2014, Atlantic Aviation incurred and paid $90,000, $114,000 and $107,000, respectively, in interest expense related to MBL’s portion of the revolving credit facility. In October 2016, the revolving credit facility was terminated in conjunction with the completion of the refinancing of Atlantic Aviation’s new credit facility.

In July 2014, the Company entered into a credit agreement at the holding company that provides a five-year, $250.0 million senior secured first lien revolving credit facility, of which $50.0 million is committed by MIHI LLC. Upon closing, the Company paid MIHI LLC $250,000 in fees. As discussed in Note 7, “Long-Term Debt”, the Company increased the aggregate commitments under its revolving credit facility from $250.0 million to $410.0 million with all terms remaining the same during the year ended December 31, 2015. MIHI LLC’s commitment of $50.0 million remained unchanged. For the years ended December 31, 2016, 2015 and 2014, the Company incurred $236,000, $237,000 and $65,000, respectively, in interest expense related to MIHI LLC’s portion of the MIC senior secured revolving credit facility.

On April 1, 2015, in conjunction with the acquisition of BEC, the Company assumed the existing revolving credit facility, of which $7.5 million was committed by MIHI LLC. The Company also assumed interest rate swap contracts of which MBL was one of its counterparties. During the year ended December 31, 2015, the Company incurred and paid $8,000 in interest expense related to MIHI LLC’s portion of the revolving credit facility and paid $396,000 to MBL for interest expense in connection with the interest rate swap settlements. In connection with the repayment of the outstanding balance on BEC’s debt facilities, the Company paid $4.8 million in interest rate swap breakage fees associated with the termination of out-of-the money interest rate swap contracts to MBL.

Other Transactions

During 2015, Hawaii Gas appointed an independent director who is the chief executive officer of one of the lenders in the syndicate responsible for its $80.0 million term loan facility and its $60.0 million revolving credit facility, which were refinanced in February 2016. Of the $80.0 million term loan facility and the $60.0 million revolving credit facility, the portion committed by this lender changed from the original $11.4 million and $8.6 million, respectively, to $8.6 million and $6.4 million, respectively. For the years ended December 31, 2016 and 2015, the business incurred $222,000 and $156,000, respectively, in interest expense related to these facilities. In addition, Hawaii Gas held $100,000 in cash with this bank at December 31, 2016 and 2015.

Macquarie Energy North America Trading, Inc. (MENAT), an indirect subsidiary of Macquarie Group Limited, entered into contracts with IMTT to lease a total of 154,000 barrels of capacity during the quarter ended June 30, 2015, of which the contract for 56,000 barrels expired within the same quarter. During the year ended December 31, 2016, MENAT entered into additional contracts with IMTT to lease an additional 1.0 million barrels of capacity, of which the contract for 823,000 barrels expired during the year. At December 31, 2016, 298,000 barrels were leased to MENAT. The revenue recognized pursuant to these agreements during the years ended December 31, 2016 and 2015 were $3.9 million and $565,000, respectively.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes

The Company and its subsidiaries are subject to income taxes. The Company files a consolidated U.S. income tax return with its wholly-owned subsidiaries, including its allocated share of the taxable income from the solar and wind facilities. The Company and its subsidiaries file separate and combined state income tax returns.

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

Components of the Company’s income tax provision (benefit) related to the income (loss) for the years ended December 31, 2016, 2015 and 2014 were ($ in thousands):

	Year Ended December 31,
	2016	2015	2014
Current taxes:
Federal	$—	$(6,884)	$463
State	7,310	457	2,134
Total current tax provision (benefit)	$7,310	$(6,427)	$2,597
Deferred taxes:
Federal	$79,796	$(46,744)	$(23,339)
State	(1,185)	(14,348)	(1,435)
Total deferred tax provision (benefit)	78,611	(61,092)	(24,774)
Change in valuation allowance	(14,664)	2,358	(2,197)
Total tax provision (benefit)	$71,257	$(65,161)	$(24,374)

The Protecting Americans from Tax Hikes Act (PATH Act) retroactively extends several tax provisions applicable to corporations, including the extension of 50% bonus depreciation for certain assets placed in service in 2015, 2016 and 2017, 40% bonus depreciation for eligible property placed in service in 2018 and 30% bonus depreciation for eligible property placed in service in 2019. Other than the extension of the bonus depreciation provision, the Company does not expect the provisions of the PATH Act to have a material effect on its tax profile.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes  – (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015, were ($ in thousands):

	At December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$186,948	$189,060
Deferred revenue	8,681	9,383
Accrued compensation	13,894	13,837
Accrued expenses	32,114	30,133
Unrealized losses on derivative instruments, net	—	6,482
Other	5,942	5,496
Total gross deferred tax assets	247,579	254,391
Less: valuation allowance	(4,319)	(18,983)
Net deferred tax assets	$243,260	$235,408
Deferred tax liabilities:
Intangible assets	$(145,199)	$(140,128)
Investment basis difference	(75,105)	(32,816)
Property and equipment	(892,382)	(877,065)
Unrealized gains on derivative instruments, net	(14,104)	—
Equity component convertible senior notes	(11,882)	—
Prepaid expenses	(704)	(2,235)
Total deferred tax liabilities	(1,139,376)	(1,052,244)
Net deferred tax liabilities	$(896,116)	$(816,836)

At December 31, 2016, the Company and its wholly owned subsidiaries had federal income tax NOL carryforwards of $398.1 million, which are available to offset future taxable income, if any, through 2035. The Company’s NOL balance begins to expire in 2028. Approximately $28.0 million of these NOLs may be limited, on an annual basis, due to the change of control for tax purposes of the respective subsidiaries in which such losses were incurred. The Company generated federal consolidated taxable income for the year ended December 31, 2016, which decreased the NOL carryforward. The Company believes that it will be able to utilize all federal prior year NOLs.

In addition, the Company and its subsidiaries have state NOL carryforwards. State NOL carryforwards are specific to the state in which the NOL was generated and various states impose limitations on the utilization of NOL carryforwards.

In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. For the year ended December 31, 2016, the Company’s reduced the valuation allowance by $14.7 million primarily related to the change in New York State tax law regarding consolidated filing requirements, as the Company expects to utilize these state level NOLs.

As of December 31, 2016, the Company had $896.1 million in noncurrent deferred tax liabilities. A significant portion of the Company’s deferred tax liabilities relates to tax basis temporary differences of both property and equipment and intangible assets. The Company records the acquisitions of consolidated businesses under the purchase method of accounting and accordingly recognizes a significant increase to the value of the property and equipment and to intangible assets. For tax purposes, the Company may assume the

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes  – (continued)

existing tax basis of the acquired businesses, in which case the Company records a deferred tax liability to reflect the increase in the purchase accounting basis of the assets acquired over the carryover income tax basis. This liability will reduce in future periods as these temporary differences reverse.

For the year ended December 31, 2016, the Company recorded an income tax provision of $71.3 million compared with an income tax benefit of $65.2 million and $24.4 million for the years ended December 31, 2015 and 2014, respectively. These amounts are different from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following ($ in thousands):

	Year Ended December 31,
	2016	2015	2014
Tax provision (benefit) at U.S. statutory rate	$79,144	$(62,639)	$355,218
Permanent differences and other	(1,924)	1,299	3,418
State income taxes, net of federal benefit	8,958	(10,082)	(2,111)
Income attributable to noncontrolling interest	(257)	3,903	2,328
Gain from acquisition/divestiture of businesses	—	—	(347,772)
Tax effect of federal dividends received deduction	—	—	(8,029)
Basis adjustment for equity method investment	—	—	(25,229)
Change in valuation allowance	(14,664)	2,358	(2,197)
Total tax provision (benefit)	$71,257	$(65,161)	$(24,374)

Uncertain Tax Positions

The amount of unrecognized tax benefits at December 31, 2016 and 2015 are not significant.

The Company does not expect that the amount of unrecognized tax benefits will change in the next 12 months. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense in the statements of operations, which is consistent with the recognition of these items in prior reporting periods.

The federal statute of limitations on the assessment of additional income tax liabilities has lapsed for all returns filed for years ended on or before December 31, 2012. The consolidated federal income tax return for the year ended December 31, 2013 is currently under examination. Management believes the result of this examination will not have a material impact on the Company’s NOL carryforwards. The various state statutes of limitations on the assessment of additional income taxes have lapsed on all returns filed for the years ended on or before December 31, 2011.

13. Leases

The Company leases land, buildings, office space and certain office equipment under non-cancellable operating lease agreements that expire through January 2063.

Future minimum rental commitments at December 31, 2016 are ($ in thousands):

2017	$47,460
2018	45,714
2019	42,923
2020	41,328
2021	40,290
Thereafter	478,087
Total	$695,802

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Leases  – (continued)

Rent expense under all operating leases was $53.0 million for both the years ended December 31, 2016 and 2015 and $38.5 million for the year ended December 31, 2014.

14. Employee Benefit Plans

401(k) Savings Plan

IMTT, Atlantic Aviation and the Hawaii Gas business each have a defined contribution plan under Section 401(k) of the Internal Revenue Code, allowing eligible employees to contribute a percentage of their annual compensation up to an annual amount as set by the IRS.

The employer contribution to these plans ranges from 0% to 6% of eligible compensation. Employer contributions were $2.5 million for both the years ended December 31, 2016 and 2015 and $2.1 million for the year ended December 31, 2014.

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

Other Plan Benefits

IMTT, MIC Hawaii and Atlantic Aviation have other insignificant plans that are comprised of the following. These plans are shown below collectively as “Other Plan Benefits”.

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

Hawaii Gas Business

Hawaii Gas has a postretirement plan. The GASCO, Inc. Hourly Postretirement Medical and Life Insurance Plan (the PMLI Plan) covers all bargaining unit participants who were employed by Hawaii Gas on April 30, 1999 and who retire after the attainment of age 62 with 15 years of service. Under the provisions of

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Employee Benefit Plans  – (continued)

the PMLI Plan, Hawaii Gas pays for medical premiums of the retirees and spouses through the age of 64. After age 64, Hawaii Gas pays for medical premiums up to a maximum of $150 per month. The retirees are also provided $1,000 of life insurance benefits.

Hawaii Gas also has a retiree life insurance program for certain nonunion retirees. This plan is closed to future participants.

Atlantic Aviation

Atlantic Aviation sponsors a retiree medical and life insurance plan available to certain employees. Currently, the plan is funded as required to pay benefits and the plan has no assets. The Company accounts for postretirement healthcare and life insurance benefits in accordance with ASC 715, Compensation — Retirement Benefits, which requires the accrual of the cost of providing postretirement benefits during the active service period of the employee.

Additional information about the fair value of the benefit plan assets, the components of net periodic cost and the projected benefit obligation as of and for the years ended December 31, 2016 and 2015 are ($ in thousands).

	HG DB Plan Benefits		IMTT DB Plan Benefits		Other Plan Benefits		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation – beginning of year	$50,044	$52,266	$136,072	$142,397	$21,912	$22,737	$208,028	$217,400
Service cost	744	841	6,285	6,853	810	911	7,839	8,605
Interest cost	2,046	1,988	6,172	5,914	974	912	9,192	8,814
Plan amendments	—	—	—	—	—	(110)	—	(110)
Participant contributions	—	—	—	—	53	126	53	126
Actuarial losses (gains)	423	(2,752)	6,927	(13,236)	4,476	(1,498)	11,826	(17,486)
Benefits paid	(2,324)	(2,299)	(5,826)	(5,856)	(1,417)	(1,166)	(9,567)	(9,321)
Liability (gain)/loss due to curtailment	—	—	(8,777)	—	—	—	(8,777)	—
Benefit obligation – end of year	$50,933	$50,044	$140,853	$136,072	$26,808	$21,912	$218,594	$208,028
Change in plan assets:
Fair value of plan assets – beginning of year	$42,825	$45,475	$96,891	$103,090	$8,161	$8,468	$147,877	$157,033
Actual return on plan assets	2,716	(351)	4,873	(343)	433	(78)	8,022	(772)
Employer contributions	3,500	—	—	—	1,141	811	4,641	811
Participant contributions	—	—	—	—	53	126	53	126
Benefits paid	(2,324)	(2,299)	(5,826)	(5,856)	(1,417)	(1,166)	(9,567)	(9,321)
Fair value of plan assets – end of year	$46,717	$42,825	$95,938	$96,891	$8,371	$8,161	$151,026	$147,877

During the year ended December 31, 2016, Hawaii Gas made a $3.5 million voluntary contribution to the HG DB Plan. The business is not expected to make contributions in 2017, but is projected to make a contribution less than $30,000 in 2018. During the third quarter of 2014, IMTT made a voluntary contribution payment of $20.0 million to the IMTT DB Plan and the IMTT Union Plan. The business did not make any contributions to these plans during the year ended December 31, 2016 and is not expected to make contributions through 2019. The annual amount of contributions will be dependent upon a number of factors such as market conditions and changes to regulations.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Employee Benefit Plans  – (continued)

The funded status at December 31, 2016 and 2015, are presented in the following table ($ in thousands):

	HG DB Plan Benefits		IMTT DB Plan Benefits		Other Plan Benefits		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Funded status
Funded status at end of year	$(4,216)	$(7,219)	$(44,915)	$(39,181)	$(18,437)	$(13,751)	$(67,568)	$(60,151)
Net amount recognized in balance sheet(1)	$(4,216)	$(7,219)	$(44,915)	$(39,181)	$(18,437)	$(13,751)	$(67,568)	$(60,151)
Amounts recognized in balance sheet consisting of:
Noncurrent assets	$—	$—	$—	$—	$—	$222	$—	$222
Current liabilities	—	—	—	—	(1,160)	(916)	(1,160)	(916)
Noncurrent liabilities	(4,216)	(7,219)	(44,915)	(39,181)	(17,277)	(13,057)	(66,408)	(59,457)
Net amount recognized in balance sheet(1)	$(4,216)	$(7,219)	$(44,915)	$(39,181)	$(18,437)	$(13,751)	$(67,568)	$(60,151)

(1)	Generally accepted accounting principles require measurement of defined benefit pension liabilities utilizing current discount rates. Statutory funding formulas permit measurement of defined benefit pension liabilities utilizing discount rates based on a 25-year average of those rates, which more closely matches the expected payout period for those liabilities. The IMTT and Hawaii Gas defined benefit pension plans both exceed 100% of the statutory funding target as of December 31, 2016.

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss for the years ended December 31, 2016 and 2015 are presented in the following table ($ in thousands):

	HG DB Plan Benefits		IMTT DB Plan Benefits		Other Plan Benefits		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Prior service credit	$—	$—	$—	$—	$95	$110	$95	$110
Accumulated loss	(12,000)	(12,698)	(9,577)	(9,926)	(5,594)	(1,140)	(27,171)	(23,764)
Accumulated other comprehensive loss	(12,000)	(12,698)	(9,577)	(9,926)	(5,499)	(1,030)	(27,076)	(23,654)
Net periodic benefit cost in excess (deficit) of cumulative employer contributions	7,784	5,479	(35,338)	(29,255)	(12,938)	(12,721)	(40,492)	(36,497)
Net amount recognized in balance sheet	$(4,216)	$(7,219)	$(44,915)	$(39,181)	$(18,437)	$(13,751)	$(67,568)	$(60,151)

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Employee Benefit Plans  – (continued)

The components of net periodic benefit cost and other changes in other comprehensive (income) loss for the plans are shown below ($ in thousands):

	HG DB Plan Benefits			IMTT DB Plan Benefits			Other Plan Benefits			Total
	2016	2015	2014	2016	2015	2014	2016	2015	2014	2016	2015	2014
Components of net periodic benefit cost:
Service cost	$744	$841	$716	$6,285	$6,853	$2,799	$810	$911	$409	$7,839	$8,605	$3,924
Interest cost	2,046	1,988	1,988	6,172	5,914	2,530	974	912	480	9,192	8,814	4,998
Expected return on plan assets	(2,448)	(2,670)	(2,268)	(6,374)	(7,020)	(3,049)	(502)	(585)	(183)	(9,324)	(10,275)	(5,500)
Recognized actuarial loss (gain)	854	883	122	—	(534)	579	91	(31)	200	945	318	901
Amortization of prior service (cost) credit	—	—	—	—	(78)	78	(15)	(5)	5	(15)	(83)	83
Net periodic benefit cost	$1,196	$1,042	$558	$6,083	$5,135	$2,937	$1,358	$1,202	$911	$8,637	$7,379	$4,406
Other changes recognized in other comprehensive (income) loss:
Prior service credit arising during the year	$—	$—	$—	$—	$—	$—	$—	$(110)	$—	$—	$(110)	$—
Net loss (gain) arising during the year	156	268	7,925	8,428	(5,873)	15,844	4,545	(836)	1,406	13,129	(6,441)	25,175
Liability gain due to curtailment	—	—	—	(8,777)	—	—	—	—	—	(8,777)	—	—
Amortization of prior service cost (credit)	—	—	—	—	78	(78)	15	5	(5)	15	83	(83)
Amortization of (loss) gain	(854)	(883)	(122)	—	534	(579)	(91)	31	(200)	(945)	(318)	(901)
Total recognized in other comprehensive (income) loss	$(698)	$(615)	$7,803	$(349)	$(5,261)	$15,187	$4,469	$(910)	$1,201	$3,422	$(6,786)	$24,191

The estimated amounts that will be amortized from accumulated other comprehensive (income) loss over the next year are presented in the following table ($ in thousands):

	HG DB Plan Benefits		IMTT DB Plan Benefits		Other Plan Benefits		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Amortization of prior service cost (credit)	$—	$—	$—	$—	$(15)	$(15)	$(15)	$(15)
Amortization of net loss	794	854	—	—	264	76	1,058	930

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Employee Benefit Plans  – (continued)

The assumptions used in accounting for the HG DB Plan Benefits, IMTT DB Plan Benefits and Other Plan Benefits are:

	HG DB Plan Benefits			IMTT DB Plan Benefits			Other Plan Benefits
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Weighted average assumptions to determine benefit obligations:
Discount rate	4.00%	4.20%	3.90%	4.30%	4.65%	4.25%	3.56% to 4.25%	3.78% to 4.55%	3.45% to 4.15%
Rate of compensation increase	N/A	N/A	N/A	4.57%	4.57%	4.57%	4.57%(1)	4.57%(1)	4.57%(1)
Measurement date	December 31	December 31	December 31	December 31	December 31	December 31	December 31	December 31	December 31
Weighted average assumptions to determine net cost:
Discount rate	4.20%	3.90%	4.70%	4.65%	4.25%	4.55%	3.78% to 4.55%	3.45% to 4.15%	4.20% to 4.45%
Expected long-term rate of return on plan assets during fiscal year	5.90%	5.90%	5.90%	6.75%	7.00%	7.00%	6.25%(2)	7.00%(2)	7.00%(2)
Rate of compensation increase	N/A	N/A	N/A	4.57%	4.57%	4.57%	4.57%(1)	4.57%(1)	4.57%(1)
Assumed healthcare cost trend rates:
Initial health care cost trend rate							7.20% to 7.25%	7.50%	7.75% to 7.80%
Ultimate rate							4.50% to 5.00%	4.50% to 5.00%	4.50% to 5.00%
Year ultimate rate is reached							2025 to 2028	2025 to 2028	2025 to 2028

(1)	Only applies to IMTT post-retirement life insurance plan.
(2)	Only applies to IMTT Union Plan.

Pension asset investment decisions are made with assistance of an outside paid advisor to achieve the multiple goals of high rate of return, diversification and safety. The business has instructed the trustee, the investment manager, to maintain the allocation of the defined benefit plans’ assets between equity mutual fund securities, fixed income mutual fund securities, mixed equity and fixed income mutual fund securities, money market funds and cash within the pre-approved parameters set by the management. The weighted average asset allocation at December 31, 2016 and 2015 was:

	HG DB Plan Benefits		IMTT DB Plan Benefits		Other Plan Benefits
	2016	2015	2016	2015	2016	2015
Equity securities	56%	60%	51%	58%	51%	58%
Fixed income securities	27%	30%	44%	37%	48%	41%
Mixed income securities	7%	8%	—	—	—	—
Private equity	—	—	4%	3%	—	—
Cash	10%	2%	1%	2%	1%	1%
Total	100%	100%	100%	100%	100%	100%

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Employee Benefit Plans  – (continued)

The expected returns on plan assets were estimated based on the allocation of assets and management’s expectations regarding future performance of the investments held in the investment portfolios. The asset allocations as of December 31, 2016 and 2015 measurement dates were ($ in thousands):

	Fair Value Measurements at December 31, 2016 Pension Benefits – Plan Assets
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category:
Cash and money market	$5,890	$5,890	$—	$—
Equity securities:
Domestic equities	63,552	63,552	—	—
International equities	15,727	15,727	—	—
Fixed income securities:
Domestic fixed income	59,028	59,028	—	—
Domestic mixed income securities	3,401	3,401	—	—
Domestic private equity	3,428	—	—	3,428
Total	$151,026	$147,598	$—	$3,428

	Fair Value Measurements at December 31, 2015 Pension Benefits – Plan Assets
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category:
Cash and money market	$3,138	$3,138	$—	$—
Equity securities:
Domestic equities	66,290	66,290	—	—
International equities	20,473	20,473	—	—
Fixed income securities:
Domestic fixed income	50,860	50,860	—	—
International fixed income	1,035	1,035	—	—
Domestic mixed income securities	3,401	3,401	—	—
Domestic private equity	2,680	—	—	2,680
Total	$147,877	$145,197	$—	$2,680

The estimated future benefit payments for the next ten years are ($ in thousands):

	HG DB Plan Benefits	IMTT DB Plan Benefits	Other Plan Benefits	Total
2017	$2,742	$7,363	$1,447	$11,552
2018	2,869	5,716	1,523	10,108
2019	2,933	6,529	1,618	11,080
2020	3,003	7,813	1,803	12,619
2021	3,064	7,103	1,779	11,946
Thereafter	15,520	41,805	8,882	66,207
Total	$30,131	$76,329	$17,052	$123,512

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Legal Proceedings and Contingencies

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

16. Subsequent Events

Dividend

On February 17, 2017, the Board of Directors declared a dividend of $1.31 per share for the quarter ended December 31, 2016, which is expected to be paid on March 8, 2017 to holders of record on March 3, 2017.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Quarterly Data (Unaudited)

The data shown below relates to the Company’s operations and includes all adjustments which the Company considers necessary for a fair presentation of such amounts.

Quarter ended	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2016
Revenue	$396,387	$397,579	$420,524	$437,241
Operating income	88,776	76,507	75,658	80,200
Net income attributable to MIC	22,355	19,192	42,026	72,808
Per share information attributable to MIC:
Net income per share – basic	$0.28	$0.24	$0.52	$0.89
Net income per share – diluted(1)	0.28	0.24	0.51	0.79
Cash dividends declared per share	$1.20	$1.25	$1.29	$1.31
2015
Revenue	$398,498	$423,689	$415,709	$401,354
Operating (loss) income	(115,365)	(75,301)	73,449	59,985
Net (loss) income attributable to MIC	(89,002)	(63,096)	10,638	32,923
Per share information attributable to MIC:
Net (loss) income per share – basic	$(1.22)	$(0.80)	$0.13	$0.41
Net (loss) income per share – diluted(1)	(1.22)	(0.80)	0.13	0.41
Cash dividends declared per share	$1.07	$1.11	$1.13	$1.15

(1)	Diluted net income (loss) per share reflects the effect of potentially dilutive shares assuming: (i) the restricted stock unit grants provided to the independent directors had been fully converted to shares on the grant dates; (ii) the $67.8 million of the performance fee for the quarter ended June 30, 2015, which was reinvested in shares by the Manager on August 1, 2016, had been reinvested in shares by the Manager in July 2015; and (iii) the convertible senior notes that were issued in July 2014 and October 2016 had been fully converted into shares on the issue date. The potentially dilutive shares are excluded in the calculation if the effect is anti-dilutive or when the Company has a net loss for the period.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2016. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management used the framework set forth in the report entitled “Internal Control-Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission (referred to as COSO) to evaluate the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. As a result of its evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016 based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their report appearing on page 167, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.

(c) Attestation Report of Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Macquarie Infrastructure Corporation:

We have audited Macquarie Infrastructure Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Macquarie Infrastructure Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Macquarie Infrastructure Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Macquarie Infrastructure Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 21, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Dallas, Texas
February 21, 2017

(d) Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) was identified in connection with the evaluation described in (b) above during the fiscal quarter ended December 31, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company will furnish to the Securities and Exchange Commission a definitive proxy statement not later than 120 days after the end of the fiscal year ended December 31, 2016.

The information required by this Item 10 is included under the captions “Election of Directors”, “Governance Information” and “Section 16(A) Beneficial Ownership Reporting Compliance” in our proxy statement for our 2017 annual meeting of stockholders and is incorporated herein by reference.

Our Code of Business Conduct applies to all of our directors, officers and employees as well as all directors, officers and employees of our Manager involved in the management of the Company and its businesses. Our Code of Business Conduct is posted on the Governance page of our website, www.macquarie.com/mic. You may request a copy of our Code of Business Conduct by contacting Investor Relations at 125 West 55th Street, New York, NY 10019 ((212) 231-1000). We will post any amendment to the Code of Business Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE, on our website.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is included under the captions “Director Compensation”, “Compensation Discussion and Analysis”, “Executive Compensation”, “Governance Information” and “Compensation Committee Report” in our proxy statement for our 2017 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The table below sets forth information with respect to shares authorized for issuance as of
December 31, 2016:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Under Column (a)) (c)
Equity compensation plans approved by stockholders(1)	9,595	$—	(1)
Equity compensation plans not approved by stockholders	—	—	—
Total	9,595	$—	(1)

(1)	Information in column (a) represents number of shares issuable upon the vesting of director stock units pursuant to our 2014 Independent Directors Equity Plan (2014 Plan), which was approved in 2014. Only the Company’s independent directors may participate in the 2014 Plan. The only type of award that may be granted under the 2014 Plan is an award of director shares. Each share is an unsecured promise to transfer one share on the settlement date, subject to satisfaction of the applicable terms and conditions. The units vest on the day prior to the following year’s annual meeting. The Company granted 2,151 restricted stock units to each of its independent directors elected at the 2016 annual stockholders’ meeting, of which 2,151 restricted stock units were subsequently forfeited upon retirement of an independent director on September 30, 2016. In November 2016, the Company appointed a new independent director and granted 991 restricted stock units. The maximum number of shares available for issuance under the 2014 Plan is 300,000 shares, with a balance of 281,745 shares remaining available for issuance at December 31, 2016. The aggregate grant date fair value of awards granted to an independent director during any single fiscal year (excluding awards made at the election of the independent director in lieu of all or a portion of annual and committee cash retainers) may not exceed $350,000. The 2014 Plan does not provide a formula for the determination of awards and the Compensation Committee will have the authority to determine the size of all awards under 2014 Plan, subject to the limits on the number of shares that may be granted annually.

The remaining information required by this Item 12 is included under the caption “Share Ownership of Directors, Executive Officers and Principal Stockholders” in our proxy statement for our 2017 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is included under the caption “Certain Relationships and Related Party Transactions” and “Governance Information” in our proxy statement for our 2017 annual meeting of stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included under the caption “Ratification of Selection of Independent Auditor” in our proxy statement for our 2017 annual meeting of stockholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The consolidated financial statements in Part II, Item 8, and schedule listed in the accompanying exhibit index are filed as part of this report.

Exhibits

The exhibits listed on the accompanying exhibit index are filed as a part of this report.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Macquarie Infrastructure Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2017.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Macquarie Infrastructure Corporation and in the capacities indicated on the 21st day of February 2017.

Signature	Title
/s/ James Hooke James Hooke	Chief Executive Officer (Principal Executive Officer)
/s/ Liam Stewart Liam Stewart	Chief Financial Officer (Principal Financial Officer)
/s/ Robert Choi Robert Choi	Principal Accounting Officer
/s/ Martin Stanley Martin Stanley	Chairman of the Board of Directors
/s/ Norman H. Brown, Jr. Norman H. Brown, Jr.	Director
/s/ George W. Carmany III George W. Carmany III	Director
/s/ Ronald Kirk Ronald Kirk	Director
/s/ Henry E. Lentz Henry E. Lentz	Director
/s/ Ouma Sananikone Ouma Sananikone	Director

EXHIBIT INDEX

2.1	Plan of Conversion dated April 10, 2015 (incorporated by reference to Exhibit 2.1 of the Registrant’s Registration Statement Form S-4 (Reg. No. 333-202162).
2.2*	Stock Purchase Agreement, dated July 7, 2014, by and among Macquarie Terminal Holdings LLC, MCT Holdings LLC, Macquarie Infrastructure Company LLC, IMTT Holdings Inc. and The Voting Trust of IMTT Holdings Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2014).
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2015).
3.2	Amended and Restated Bylaws of the Registrant, dated as of February 18, 2016. (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 23, 2016).
4.1	Senior Debt Securities Indenture, dated as of July 15, 2014, by and among Macquarie Infrastructure Company LLC and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 18, 2014).
4.2	First Supplemental Indenture, dated as of July 15, 2014, by and among Macquarie Infrastructure Company LLC and Wells Fargo Bank, National Association, as Trustee (including the form of 2.875% Convertible Senior Notes due 2019) (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 18, 2014).
4.3	Second supplemental indenture, dated as of May 21, 2015, by and between Macquarie Infrastructure Corporation and Wells Fargo, National Association, as Trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2015).
4.4	Third Supplemental Indenture, dated as of October 13, 2016, by and among Macquarie Infrastructure Corporation and Wells Fargo Bank, National Association, as Trustee (including the form of 2.00% Convertible Senior Note due 2023) (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2016).
10.1	Third Amended and Restated Management Services Agreement by and among the Registrant, MIC Ohana Corporation and Macquarie Infrastructure Management (USA) Inc. (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2015).
10.2	Amended and Restated Registration Rights Agreement between the Registrant and Macquarie Infrastructure Management (USA) Inc. (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2015).
10.3	Credit Agreement, dated July 7, 2014, by and among Macquarie Infrastructure Company LLC, as borrower, Macquarie Infrastructure Company Inc., as guarantor, J.P. Morgan Chase Bank, N.A., as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2014).
10.4	First Incremental Amendment to Credit Agreement, dated as of May 1, 2015, among the Registrant, Macquarie Infrastructure Company Inc. (the “Guarantor”), JPMorgan Chase Bank, N.A. as administrative agent (the “Agent”) and the incremental lenders party thereto, to the Credit Agreement, dated as of July 7, 2014, among the Registrant, the Guarantor, the Agent and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.5	Second Incremental Amendment to Credit Agreement, dated as of August 25, 2015, among the Registrant, MIC Ohana Corporation (the “Guarantor”), JPMorgan Chase Bank, N.A. as administrative agent (the “Agent”) and Bank of America, N.A., as additional lender, to the Credit Agreement, dated as of July 7, 2014, among the Registrant, the Guarantor, the Agent and the lenders party thereto.
10.6	Credit Agreement, dated as of May 21, 2015, among ITT Holdings LLC, IMTT-Quebec Inc.
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
10.14	Loan Agreement, dated as of May 1, 2015, among New Jersey Economic Development Authority and Bayonne Industries, Inc., IMTT-Bayonne and IMTT-BC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).
10.15**	Macquarie Infrastructure Company LLC 2014 Independent Directors Equity Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on April 4, 2014).
10.16†	Note Purchase Agreement, dated as of August 8, 2012, among The Gas Company, LLC and the purchasers named therein, with respect to the issuance of 4.22% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the “September 2012 Quarterly Report”)).

10.17	Registration Rights Agreement, dated July 7, 2014, by Macquarie Infrastructure Company LLC and The Voting Trust of IMTT Holdings Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2014).
10.18	Equity Distribution Agreement, dated June 24, 2015, by and among Macquarie Infrastructure Corporation, SunTrust Robinson Humphrey, Inc., Macquarie Capital (USA) Inc., Barclays Capital Inc., Credit Agricole Securities (USA) Inc., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC, Robert W. Baird & Co. Incorporated and Wells Fargo Securities LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 24, 2015).
10.19†	Credit Agreement, dated as of October 8, 2010, as amended, among Idaho Wind Partners 1, LLC and The Bank of Tokyo-Mitsubishi UFJ, LTD., as administrative agent, ING Capital LLC, as DSR Letter of Credit issuing bank, Norddeutsche Landesbank Girozentrale, as joint lead arranger, Union Bank, N.A., as collateral agent, and the lender parties thereto (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 23, 2016).
10.20†	Credit Agreement, dated as of August 10, 2015, among Bayonne Energy Center, LLC and Bayonne Energy Center Urban Renewal, LLC and Credit Agricole Corporate and Investment Bank as swingline lender, administrative agent and joint lead arranger, ING Capital LLC, National Australia Bank Limited, Siemens Financial Services, Inc., SunTrust Robinson Humphrey, Inc., and Wells Fargo Bank, N.A., as joint lead arrangers, and the lender parties thereto (incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 23, 2016).
10.21†	Credit Agreement, dated as of February 10, 2016, among HGC Holdings LLC, Wells Fargo Bank N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).
10.22†	Credit Agreement, dated as of February 10, 2016, among The Gas Company LLC, Wells Fargo Bank N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).
10.23	Credit Agreement, dated as of October 7, 2016, among Atlantic Aviation FBO Holdings LLC, Atlantic Aviation FBO Inc., as Borrower, Wells Fargo Bank, N.A., as Administrative Agent and Collateral Agent, Bank of America, N.A., as Documentation Agent, JPMorgan Chase Bank, N.A., Regions Bank, and Compass Bank dba BBVA Compass, as Co-Syndication Agents, Wells Fargo Securities, JPMorgan Chase Bank, N.A., Regions Capital Markets, a division of Regions Bank, and Compass Bank dba BBVA Compass, as Joint Bookrunners and Joint Lead Arrangers and Citizens Bank, N.A., Fifth Third Bank, PNC Bank, National Association, and U.S. Bank National Association, as Managing Agents, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).
10.24	Macquarie Infrastructure Corporation 2016 Omnibus Employee Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on April 1, 2016).
21.1***	Subsidiaries of the Registrant
23.1***	Consent of KPMG LLP
24.1***	Powers of Attorney (included in signature pages)
31.1***	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2***	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1****	Section 1350 Certification of Chief Executive Officer
32.2****	Section 1350 Certification of Chief Financial Officer
101.0***	The following materials from the Annual Report on Form 10-K of Macquarie Infrastructure Corporation for the year ended December 31, 2016, filed on February 21, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014, (iv) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014 and (vi) the Notes to Consolidated Financial Statements.

*	Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to the Stock Purchase Agreement have been omitted. Macquarie Infrastructure Corporation agrees to provide a copy of any such omitted schedule to the SEC upon request.
**	Management contract, compensatory plan or arrangement.
***	Filed herewith.
****	A signed original of this written statement required by Section 906 has been provided to Macquarie Infrastructure Corporation and will be retained by Macquarie Infrastructure Corporation and furnished to the Securities and Exchange Commission or its staff upon request.
†	The Registrant does not deem this agreement material pursuant to Regulation S-K Item 601(b)(10).